Form 10QSB
period 1996-05-31
NORTHERN TECHNOLOGIES INTERNATIONAL CORP
filed 1996-07-11
CIK 875582

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d) of

                       The Securities Exchange Act of 1934

For the Quarterly Period Ended:                      Commission File Number
        May 31, 1996                                        1-11038

                 NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
             (Exact name of registrant as specified in its charter)

       Delaware                                        41-0857886
(State of Incorporation)                 (I.R.S. Employer Identification Number)

                    6680 N. Highway 49, Lino Lakes, MN 55014
                    (Address of principal executive offices)

                                 (612) 784-1250
                         (Registrant's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                          YES ___X___     NO ______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                              Outstanding as of July 3, 1996
Common Stock, $.02 par value                            4,209,590


                    "This document consists of 11 pages. One
                            exhibit is being filed."





PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

BALANCE SHEETS (UNAUDITED)

                                                                  MAY 31,       AUGUST 31,      MAY 31,
                                                                   1996            1995           1995
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                    $ 3,392,612    $ 2,831,301    $ 2,874,415
   Receivables:
     Trade, less allowance for doubtful accounts of
       $26,500, $25,000, and $42,500, respectively                  979,167        831,437      1,092,283
     Corporate joint ventures                                       409,817        406,630        304,608
   Inventories                                                      627,264        530,594        440,177
   Prepaid expenses and other                                        59,238         55,863          6,159
   Deferred income taxes                                            110,000        110,000         65,000
                                                                -----------    -----------    -----------
           Total current assets                                   5,578,098      4,765,825      4,782,642

PROPERTY AND EQUIPMENT, net                                         809,815        342,249        313,537

OTHER ASSETS:

   Investments in corporate joint ventures                        1,448,161      1,352,143      1,492,950
   Investment in foreign company                                    155,068        161,725        161,725
   Deferred income taxes                                            100,000        100,000         65,000
   Other                                                            103,092        103,092         92,373
                                                                -----------    -----------    -----------
                                                                  1,806,321      1,716,960      1,812,048
                                                                -----------    -----------    -----------
                                                                $ 8,194,234    $ 6,825,034    $ 6,908,227
                                                                ===========    ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

   Accounts payable                                             $   116,591    $   134,543    $   171,691
   Income taxes                                                     180,295        142,380        216,780
   Accrued liabilities:

     Payroll                                                         63,073        153,350         43,289
     Other                                                           60,916         84,868         71,548
                                                                -----------    -----------    -----------
           Total current liabilities                                420,875        515,141        503,308

DEFERRED GROSS PROFIT                                               100,500        100,500         89,500

STOCKHOLDERS' EQUITY:

   Preferred stock, no par value, authorized 10,000 shares,
     none issued Common stock, $.02 par value per share;
     authorized 10,000,000 shares; issued and outstanding
     4,216,190, 4,244,773, and 4,250,773 shares, respectively        84,324         84,895         85,015
   Additional paid-in capital                                     5,183,717      5,197,633      5,101,773
   Retained earnings                                              2,500,443      1,700,982      1,781,967
   Cumulative foreign currency translation adjustments               34,182         99,565        283,167
                                                                -----------    -----------    -----------
                                                                  7,802,666      7,083,075      7,251,922
   Notes and related interest receivable from purchase of
     common stock                                                  (129,807)      (873,682)      (936,503)
                                                                -----------    -----------    -----------
           Total stockholders' equity                             7,672,859      6,209,393      6,315,419
                                                                -----------    -----------    -----------
                                                                $ 8,194,234    $ 6,825,034    $ 6,908,227
                                                                ===========    ===========    ===========


See notes to financial statements.



NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

STATEMENTS OF INCOME (UNAUDITED)

                                                                  THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                         MAY 31                        MAY 31
                                                               --------------------------    --------------------------
                                                                   1996           1995           1996           1995
SALES                                                          $ 1,751,478    $ 1,805,521    $ 4,977,396    $ 4,794,655

COST OF GOODS SOLD                                                 809,361        871,450      2,330,574      2,286,386
                                                               -----------    -----------    -----------    -----------

GROSS PROFIT                                                       942,117        934,071      2,646,822      2,508,269

OPERATING EXPENSES:

   Selling                                                         191,778        206,380        597,862        539,234
   General and administrative                                      315,945        174,994        830,773        694,131
   Research, engineering, and technical support                    108,959         95,397        297,883        267,221
                                                               -----------    -----------    -----------    -----------
                                                                   616,682        476,771      1,726,518      1,500,586
                                                               -----------    -----------    -----------    -----------

OPERATING INCOME                                                   325,435        457,300        920,304      1,007,683

JOINT VENTURES AND FOREIGN COMPANY:
   Equity in income of corporate joint ventures
     and foreign company                                           116,214         30,362        338,845        348,997
   Fees for technical assistance to corporate joint ventures       344,094        378,262      1,017,072        914,338
   Corporate joint venture expense                                 (97,678)       (93,859)      (386,226)      (248,292)
                                                               -----------    -----------    -----------    -----------
                                                                   362,630        314,765        969,691      1,015,043

OTHER INCOME:

   Interest income                                                  41,519         32,364        112,921         49,273
   Other income                                                      7,455          3,728         11,182         11,848
                                                               -----------    -----------    -----------    -----------
                                                                    48,974         36,092        124,103         61,121
                                                               -----------    -----------    -----------    -----------

INCOME BEFORE INCOME TAXES                                         737,039        808,157      2,014,098      2,083,847

INCOME TAXES                                                       230,000        300,000        630,000        700,000
                                                               -----------    -----------    -----------    -----------

NET INCOME                                                     $   507,039    $   508,157    $ 1,384,098    $ 1,383,847
                                                               ===========    ===========    ===========    ===========

NET INCOME PER COMMON AND
  COMMON EQUIVALENT SHARE                                      $       .12    $       .12    $       .32    $       .32
                                                               ===========    ===========    ===========    ===========

WEIGHTED AVERAGE NUMBER OF COMMON AND
   COMMON EQUIVALENT SHARES OUTSTANDING                          4,300,718      4,327,198      4,310,226      4,333,431
                                                               ===========    ===========    ===========    ===========


See notes to financial statements.



NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                           NINE MONTHS ENDED
                                                                                 MAY 31
                                                                        --------------------------
                                                                            1996          1995
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                                                           $ 1,384,098    $ 1,383,847
   Adjustments to reconcile net income to net cash provided by operating activities:

     Depreciation                                                            57,760         59,175
     Equity in income of corporate joint ventures and foreign company      (338,845)      (348,997)
     Dividends received from joint ventures                                 184,101        152,078
     Deferred gross profit                                                   33,750
     Change in current assets and liabilities:
       Receivables:

         Trade                                                             (147,730)      (390,368)
         Joint ventures                                                      (3,187)       (38,586)
       Inventories                                                          (96,670)       (14,330)
       Prepaid expenses and other                                            (3,375)        48,613
       Accounts payable                                                     (17,952)        70,416
       Income taxes                                                          37,915         89,590
       Accrued liabilities                                                 (101,416)       (40,266)
                                                                        -----------    -----------
           Total adjustments                                               (429,399)      (378,925)
                                                                        -----------    -----------
           Net cash provided by operating activities                        954,699      1,004,922

CASH FLOWS FROM INVESTING ACTIVITIES:

   Additions to property                                                   (525,326)
   Investment in joint ventures                                                            (90,000)
   Payment on note receivable from purchase of common stock                 743,875
                                                                        -----------    -----------
           Net cash provided by (used in) investing activities              218,549        (90,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from exercise of stock options and warrants                      39,960         75,000
   Dividends paid                                                          (424,877)      (318,058)
   Repurchase of common stock                                              (227,020)
                                                                        -----------    -----------
           Net cash used in financing activities                           (611,937)      (243,058)
                                                                        -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                   561,311        671,864

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          2,831,301      2,202,551
                                                                        -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $ 3,392,612    $ 2,874,415
                                                                        ===========    ===========


See notes to financial statements.


NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

- - -------------------------------------------------------------------------------

1.      INTERIM FINANCIAL INFORMATION

        In the opinion of management, the accompanying unaudited financial statements contain all necessary adjustments, which are of a normal recurring nature, to present fairly the financial position of Northern Technologies International Corporation as of May 31, 1996 and 1995, the results of operations for the three and nine months ended May 31, 1996 and 1995, and the cash flows for the nine months ended May 31, 1996 and 1995, in conformity with generally accepted accounting principles.

        These financial statements should be read in conjunction with the financial statements and related notes as of and for the year ended August 31, 1995 contained in the Company's filing on Form 10-KSB dated November 17, 1995 and with Management's Discussion and Analysis or Plan of Operations appearing on pages 7 through 9 of this quarterly report.

2.      INVENTORIES

        Inventories consist of the following:

                                       May 31,       August 31,       May 31,
                                        1996            1995           1995

        Production materials         $   125,453    $   127,052     $    93,787
        Work in process                   31,363         23,851          30,812
        Finished goods                   470,448        379,691         315,578
                                     -----------    -----------     -----------
                                     $   627,264    $   530,594     $   440,177
                                     ===========    ===========     ===========

3.      PROPERTY AND EQUIPMENT

        Property and equipment consist of the following:

                                           May 31,      August 31,     May 31,
                                            1996          1995          1995

        Land                             $  241,196    $   16,196    $   16,196
        Buildings and improvements          553,907       553,907       547,380
        Machinery and equipment             587,657       508,433       495,938
        Deposits                            249,083        27,981
                                         ----------    ----------
                                          1,631,843     1,106,517     1,059,514
        Less accumulated depreciation       822,028       764,268       745,977
                                         ----------    ----------    ----------
                                         $  809,815    $  342,249    $  313,537
                                         ==========    ==========    ==========

4.      STOCKHOLDERS' EQUITY

        During the nine months ended May 31, 1996, the Company acquired and retired 44,250 shares of common stock for $227,020.

        In December 1995, five employees received a total of 2,500 shares of common stock in return for services provided. The fair value of the common stock issued, $12,813, was determined by the Board of Directors based on the fair market value of the Company's common stock.

        During the nine months ended May 31, 1996, stock options for the purchase of 13,167 shares of the Company's common stock were exercised at prices between $3.00 and $3.13.

5.      INCOME PER SHARE

        Income per common and common equivalent share was computed by dividing net income by the weighted average number of shares of common and common equivalent shares outstanding during each period. Common equivalent shares include common stock equivalents of 67,950 and 95,295 for the nine months ended May 31, 1996 and 1995, respectively, and 65,413 and 76,425 for the third quarter of fiscal 1996 and 1995, respectively, from the assumed exercise of outstanding warrants and options using the treasury stock method.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

General - The Company conducts all foreign transactions based on the U.S. dollar, except for its investments in foreign joint ventures. The exchange rate differential relating to investments in foreign joint ventures is accounted for under the requirements of SFAS No. 52.

Sales - Net sales decreased by $54,043 during the third quarter of 1996 from those of the third quarter of 1995. Net sales increased by $182,741 during the nine months ended May 31, 1996 compared to the same period of 1995. These changes in sales are due to the volume of corrosion inhibiting products sold to existing or new customers. There has been no change in product pricing, introduction of new products, or entry into any particular new markets.

Cost of Sales - Cost of goods sold as a percentage of net sales for the third quarter of 1996 was 46% compared to 48% for the third quarter of 1995. The cost of goods sold percentage of net sales was 47% for the nine months ended May 31, 1996 and 48% for the nine months ended May 31, 1995. Variations are due primarily to the mix of product sales.

Operating Expenses - As a percentage of net sales, total operating expenses increased from 26% in the third quarter of 1995 to 35% in the third quarter of 1996. Operating expenses were 35% and 31% of net sales for the nine months ended May 31, 1996 and 1995, respectively.

Operating expense classification percentages of net sales were as follows:

                                                Three Months    Nine Months
                                                    Ended         Ended
                                                    May 31        May 31
                                                 -----------    -----------
                                                 1996   1995    1996   1995

Selling expenses                                  11%    11%     12%     11%
General and administrative                        18%    10%     17%     14%
Research, engineering, and technical support       6%     5%      6%      6%

Selling expenses decreased for the three months ended May 31, 1996 as compared to the same period in 1995 due to a reduction in distributor commissions partially offset by an increase in sales staff salary. Selling expenses as a percentage of net sales remained unchanged for the three months ended May 31, 1996 as compared to the same period in 1995 due to decrease net sales and selling expenses in fiscal 1996. Selling expenses increased for the nine months ended May 31, 1996 as compared to the same period in 1995 due to an increase in sales staff salary and distributor commissions. Selling expenses as a percentage of net sales increased for the nine months ended May 31, 1996 as compared to the same period in 1995 due to the increase in 1996 selling expenses not being offset by the increase in net sales in 1996.

General and administrative expenses increased for the three and nine months ended May 31, 1996 as compared to the same periods in 1995 due to increases in salary expense, consulting expense, and promotional expenses. General and administrative expenses as a percentage of net sales increased for the three months ended May 31, 1996 as compared to the same period in 1995 due to decreased net sales and increased general and administrative expenses in 1996. General and administrative expenses as a percentage of net sales increased for the nine months ended May 31, 1996 as compared to the same period in 1995 due to increased general and administrative expenses in 1996 not being offset by the increase in net sales in 1996.

Research, engineering, and technical support expenses for the three and nine months ended May 31, 1996 were higher than the comparable periods in 1995 due primarily to increases in staff salary. Such expenses, as a percentage of sales, were substantially unchanged for the three and nine months end May 31, 1996 as compared to the same period in 1995.

Joint Ventures and Foreign Company - Net earnings from corporate joint ventures and foreign company were $362,630 and $969,691 for the three and the nine months ended May 31, 1996, respectively, compared to $314,765 and $1,015,043 for the three and the nine months ended May 31, 1995, respectively. The net changes reflect changes in sales volume at the Company's corporate joint ventures, and increased travel and legal expense incurred by the Company in its corporate joint ventures.

Income Taxes - Income tax expense for the three and nine months ended May 31, 1996 and 1995 was calculated based on management's estimate of the Company's annual effective income tax rate. The Company's effective income tax rate is lower than the statutory rate primarily due to the Company's equity in income of corporate joint ventures and foreign company being recognized based on after tax earnings of these entities. To the extent joint venture undistributed earnings are distributed to the Company, it does not result in any material additional income tax liability after the application of foreign tax credits.

LIQUIDITY AND CAPITAL RESOURCES

At May 31, 1996, the Company's working capital was $5,157,223, including $3,392,612 in cash and cash equivalents, compared to working capital of $4,250,684 and $4,279,334 of August 31, 1995 and May 31, 1995, respectively.

On September 13, 1995, the Company entered in to a $400,000 revolving credit agreement that expires on September 13, 1996. Borrowings under the credit agreement are limited to 75% of "eligible" account receivable, as defined are secured by accounts receivable, and bear interest at the bank's prime rate. There are no borrowings outstanding under the revolving credit agreement.

During fiscal 1996, the Company implemented plans to purchase land and construct an off-site warehouse. The land, site development and construction of the warehouse will cost approximately $700,000 and will be funded with existing cash equivalents and cash flow from future operations.

Net cash provided from operations has been sufficient to meet liquidity requirements, capital expenditures, research and development costs, and expansion of operations of the Company's joint ventures. Cash flows from operations for the nine months ended May 31, 1996 and 1995 was $954,699 and $1,004,922, respectively. The net cash flow from operations for the nine months ended May 31, 1996 and 1995 resulted principally from net income offset by increases in receivables and inventories and equity in income of joint ventures and the foreign company being less than the dividends received.

Net cash provided by investing activities for the nine months ended May 31, 1996 was $218,549 of which $743,875 related to the payments received on notes receivable offset by additions to property of $525,326. Net cash used in investing activities for the nine months ended May 31, 1995 was $90,000 which resulted from investments in corporate joint ventures.

Net cash used in financing activities for the nine months ended May 31, 1996 was the payment of dividends to stockholders of $424,877 and the repurchase of common stock of $227,020 offset by proceeds of $39,960 from the exercise of stock options. Net cash used in financing activities for the nine months ended May 31, 1995 was the payment of dividends to stockholders of $318,058 offset by proceeds of $75,000 from the exercise of stock warrants.

The Company expects to meet future liquidity requirements with its existing cash and cash equivalents and from cash flows of future operating earnings and distributions of earnings and technical assistance fees from the corporate joint venture investments.

The Company has no long-term debt and no material lease commitments at May 31, 1996. The Company does not have any material commitments for capital expenditures outstanding at May 31, 1996.

The Company has no postretirement benefit plan and does not anticipate establishing any postretirement benefit program.

RECENTLY ISSUED ACCOUNTING STANDARD

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, which requires adoption of specific disclosure provisions no later than fiscal years beginning after December 15, 1995 for employee transactions and adoption of certain recognition and measurement provisions for nonemployee transactions no later than December 15, 1995. The new standards defines a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost which is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period.

Pursuant to the new standard, companies are encouraged, but not required to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, but would be required to disclose in a note the financial statements pro forma net income and earnings per share as if the company had applied the new method of accounting.

The accounting requirements of the new method are effective for all employee awards granted after the beginning of the fiscal year of adoption. The Company has not yet determined if it will elect to change to the fair value method for employee stock based transactions, nor has it determined the effect of the new standard will have on net income and earnings per share should it elect to make such a change. Adoption of the new standard will have no effect on the Company's cash flows.


PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None

ITEM 2 - CHANGES IN SECURITIES

None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 27 - Financial Data Schedule


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                 NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

July 11, 1996

                                     Loren M. Ehrmanntraut
                                     Secretary and Treasurer