Form 10KSB
period 1996-08-31
NORTHERN TECHNOLOGIES INTERNATIONAL CORP
filed 1996-11-27
CIK 875582

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         ------------------------------

                                   FORM 10-KSB

(Mark one)
         [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED AUGUST 31, 1996           COMMISSION FILE NO. 1-11038

         [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
        (Exact name of small business issuer as specified in its charter)

           DELAWARE                                              41-0857886
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                 6680 N. HIGHWAY 49, LINO LAKES, MINNESOTA 55014
               (Address of principal executive offices) (Zip code)
       Registrant's telephone number, including area code: (612) 784-1250
                         ------------------------------

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.02 PAR VALUE

         Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES __X__ NO ____

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The Registrant's revenues for the fiscal year ended August 31, 1996 were $6,869,184.

         As of November 15, 1996, 4,194,275 shares of Common Stock of the Registrant were outstanding, and the aggregate market value of the Common Stock of the Registrant as of that date (based upon the closing price of the Common Stock at that date as reported on the American Stock Exchange) excluding outstanding shares beneficially owned by directors and executive officers, was approximately $15,022,095.

         Documents incorporated by reference: None.

         Transitional Small Business Disclosure Format (check one):
                                                                 YES___ NO __X__



                                     PART I

         This Form 10-KSB contains certain forward-looking statements. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, including those set forth in the section below entitled "Certain Important Factors."


ITEM 1.   BUSINESS.

(a)      BUSINESS DEVELOPMENT.

         Northern Instruments, Inc. was incorporated in the State of Minnesota on August 4, 1970. On January 12, 1973, Northern Instruments, Inc. was merged with St. Anthony Printing Co., a Minnesota corporation, and continued the business of the pre-merger Northern Instruments, Inc. On August 3, 1976, Northern Instruments, Inc. changed its name to Northern Instruments Corporation. On January 13, 1978, Northern Instruments Corporation, a Minnesota corporation, was merged with and into Northern Instruments Corporation, a newly-formed Delaware corporation. On April 13, 1993, Northern Technologies International Corporation, a wholly owned subsidiary of Northern Instruments Corporation, was merged into Northern Instruments Corporation. As a result of such merger, Northern Instruments Corporation changed its name to Northern Technologies International Corporation. Northern Technologies International Corporation is referred to hereafter as the "Company" or "NTIC".

(b)      BUSINESS OF THE COMPANY.

         The Company is a developer, manufacturer and marketer of proprietary corrosion inhibiting products and electronic sensing instruments. The Company's corrosion inhibiting products, marketed under the name ZERUST(TM), are utilized in protective packaging serving a wide variety of companies in industries such as transportation, nuclear power, electronics, aerospace, power generation, on- and off-road automotive equipment, agriculture and metal processing. The ZERUST product line, which accounted for 98% of the Company's sales in fiscal 1996, includes: corrosion inhibiting packaging films; chipboard, fiberboard and corrugated cartons; dunnage trays and bins; bubble cushioning and foamsheet; reinforced plastic scrim; corrugated and profile plastics; and pellets, tablets and capsules, all of which emit vapors that are protective to metal surfaces. A majority of the Company's end user corrosion inhibiting products are contract manufactured. The Company's electronic sensing instruments include portable oil quality analyzers for on-site evaluation of oils and fluids and instruments that provide for on- and off-line measurement of fiber denier and critical tubing measurements.

JOINT VENTURES AND FOREIGN COMPANY

         The Company participates in a number of international joint venture arrangements which manufacture, market and distribute corrosion inhibiting products. The Company manufactures and supplies the proprietary ingredient which makes the finished product functional, but the actual manufacturing of the finished product takes place in the foreign country. Manufacturing the product in the foreign country facilitates lower shipping costs and improved on-time delivery to foreign customers. The joint venture format allows the Company to successfully promote its products in foreign countries through the marketing efforts of joint venture partners without having to develop its own international sales force. The joint venture partners are knowledgeable in the applicable environmental, tax and other laws of the foreign country, as well as the local customs and business practices, and have a vested interest in making the venture a success.

         While the Company is not aware of any specific potential risk beyond its initial investment, the Company could possibly be subject to lawsuits based on product liability claims or other claims arising out of the activities of the joint ventures. To protect against such an occurrence, the Company maintains liability insurance specifically applicable to its shareholder position in the international joint venture arrangements in excess of any insurance the joint venture maintains.

         During 1994, the Company purchased ownership interests in two companies located in Austria. The two companies were organized as partnerships. One partnership was a trading company and the other partnership was the general partner of, and provided management services to, the trading company. During 1995, the two partnerships were converted into a corporation of which the Company owns 50%.

PRODUCT BACKGROUND

         The Company operates in two industry segments: corrosion inhibiting packaging products and electronic sensing instruments. Corrosion inhibiting packaging products accounted for 98% of the Company's sales in fiscal 1996. Corrosion affects many products and components in the manufacturing industry. It encompasses the corrosion of ferrous (iron and steel) metals as well as the deterioration of nonferrous (aluminum, copper, brass, etc.) metals. The Company's corrosion inhibiting products and application techniques fall into two basic categories, the dry method and the wet method.

         In combating corrosion, the traditional approach has been to apply oils and greases to protect metal parts. This approach may require specialized application equipment. The oils and greases also may pose unacceptable health and fire hazards. Oils and greases collect and trap dirt and debris which may, in some cases, actually initiate corrosion. Should the removal of the oils and greases be required, solvents and specialized safety equipment will be necessary. This removal step may also introduce additional health and hazardous waste disposal problems.

         The Company's electronic sensing instruments are based on the measurement of the change in dielectric properties of different liquids and fibers by means of capacitance sensors.

         DRY METHOD - CORROSION INHIBITORS. The Company's dry corrosion inhibiting products utilize proprietary chemical formulations that emit an invisible vapor. The emitted corrosion inhibiting molecules diffuse throughout an enclosed air space saturating the atmosphere of the enclosure. The molecules are deposited on surfaces and prevent humid and polluted atmospheres from initiating corrosion of the surfaces. The inhibiting layer is maintained on the metal surfaces by the saturated atmosphere in the package. As a result of this process, the metal surfaces in the enclosure are continuously passivated from the singular or combined effect of humidity, salt and certain other corrosive atmospheres. The packaged metal components are ready for immediate use, i.e., clean, dry and corrosion free.

         The Company's dry corrosion inhibiting products are marketed under the name ZERUST(TM). The products are available in various forms to meet the specific needs of industry. Most of the Company's dry method corrosion inhibiting products are manufactured to customer specifications.

         ZERUST films prevent corrosion of ferrous and nonferrous metals on a temporary basis without the need for rust preventative coatings. The films are produced by incorporating a chemical formulation into the film in its extrusion stage, whereby ZERUST corrosion inhibitors become an integral component of the film. The corrosion inhibitors operate through vapor emittance and contact to counteract the corrosive effects of moisture, salt and pollutants. ZERUST films are available as:

         ZERUST Bag and Shroud Film
                  This product protects metal products from corrosion for long periods without supplemental protection.

         ZERUST Shrink Film
                  Provides the desired contour fit of shrink film and corrosion protection that will not flake off, stick to or otherwise harm the packages' contents.

         ZERUST Stretch Film
                  The chemical effectiveness is not impaired by the rough handling in applying the film.

         ZERUST Skin Packaging Film and Board
                  Provides product immobilization and corrosion protection even when the product is in contact with the support board.

         Additional ZERUST Plastic Products
                  Also available from the Company are a range of flexible and rigid corrosion inhibiting products which also eliminate the need for rust preventative coatings and intermediate packaging materials.

                  These additional ZERUST products include:

                  ZERUST Foam Sheet and ZERUST Bubble Cushioning Sheet
                           These products provide cushioned, resilient, lightweight packaging plus corrosion protection.

                  ZERUST Corrugated, Solid Fibre and Chipboard Cartons
                           ZERUST coated cartons protect metal products without the need for intermediate wrapping.

                  ZERUST Scrim
                           This product provides the strength and durability of woven and nonwoven reinforced materials plus an interior layer of ZERUST film.

                  ZERUST Profile and Corrugated Plastic Board
                           This product provides weather resistance, durability, reusability and built-in long term ZERUST protection.

                  ZERUST Dunnage Trays and Bins
                           This product provides thermoformed trays and bins that resist abrasion, refract shock and vibration to their contents and protect against both dirt and corrosion.

                  ZERUST Vapor Capsules
                           This product is designed for electrical and electronic enclosures and provides corrosion protection of ferrous and nonferrous metals in shipment, storage and operation.

                  ZERUST Plastabs
                           This product provides flexible, fused VCI plastic squares, for ferrous and nonferrous metals, which are unaffected by rough handling.

                  ZERUST Cortabs
                           Tabletted VCI protection of ferrous and nonferrous metals.

                  ZERUST Pipe Strips
                           Assemblages of ZERUST Capsules for residue free protection of interior surfaces of ferrous and nonferrous pipes.

                  ZERUST Tube Strips
                           Extruded polyethylene tubing extruded with the ZERUST formulation to protect interior surfaces of narrow diameter metal tubes.

         WET METHOD -- CORROSION INHIBITORS. The Company provides various liquid corrosion inhibitors, each having differing features to meet user requirements.

         ELECTRONIC SENSING INSTRUMENTS. The Company's electronic sensing instruments accounted for approximately 2% of the Company's sales in fiscal 1996. The Company's electronic sensing instruments include oil quality analyzers, fiber monitors and testers and a tubing monitor. The Company does not expect that its electronic sensing instruments will increase as a percentage of sales in fiscal 1997.

MANUFACTURING

         The Company produces its proprietary dry corrosion inhibiting products and additives, its wet corrosion inhibiting products and its electronic sensing instruments at its facility in Lino Lakes, Minnesota.

         Certain of the Company's dry inhibiting final products are produced by selected contractors who are supplied with the necessary corrosion inhibiting additives by the Company.

SALES AND MARKETING

         The Company markets its products principally in the United States to industrial users by a direct sales force and through a network of distributors and sales representatives. The Company's technical service representatives work directly with the end users of the Company's products to respond to their technical requirements. The Company has also entered joint venture arrangements with foreign corporations pursuant to which the Company sells certain corrosion inhibiting formulations to foreign corporations, who then manufacture and market finished products. The Company receives fees for providing technical and other support to the joint ventures in accordance with the terms of the joint venture arrangements.

COMPETITION

         The Company's principal competition for its corrosion inhibiting film are corrosion inhibiting paper products. As the Company's film serves a dual role of moisture barrier as well as a dispenser of corrosion inhibitors, it avoids a shortcoming of the paper inhibiting products whose inhibitors are adversely affected and can leach out when heavy moisture is encountered. The Company is aware of other companies which manufacture and market corrosion inhibiting products which are similar to the Company's ZERUST products. The Company evaluates these products on an ongoing basis and is satisfied that none of the products in the market at this time are superior to the Company's products.

         The Company is aware of competitors in the Lubri-Sensor oil quality analyzer area; however, the Company does not have any knowledge as to the business effectiveness of such competitors and believes that its products are competitive with all other products currently on the market. In the Foodoil Sensor oil quality analyzer area, the Company is aware of one competitor. This competitor does not provide an analysis instrument but instead provides a paper test strip. Although the Company believes that its product offers significant advantages over paper test strips, the Company has concluded that sales of the Foodoil Sensor are related to price sensitivity rather than differences in product capabilities.

         Some of the Company's competitors, in both the corrosion inhibiting area and the electronic instrument area, are established companies which may have financial and other resources greater than those of the Company, some of which may have achieved significant market recognition. The Company competes with such companies by providing high quality products and by attempting to provide the highest level of customer service, including delivery of its products on a timely basis at a competitive price.

SIGNIFICANT CUSTOMERS

         No customer of the Company represented 10% or more of the Company's net sales for the fiscal years ended August 31, 1996 and August 31, 1995. One customer accounted for approximately 10% of net sales for the fiscal year ended August 31, 1994.

RESEARCH AND DEVELOPMENT

         Research and development expenditures were $370,045, $353,887 and $310,475 in fiscal 1996, 1995 and 1994, respectively. The Company's research and development activities are conducted at its headquarters. The Company's research and development is directed at both the improvement of existing products and development of new products.

PATENTS AND TRADEMARKS

         The Company currently owns one United States patent, which will expire in 1998, relating to its products. Although the Company has sought patent protection for its technology and products, it does not believe such protection is critical to its commercial success. The Company is committed to the timely and continual upgrading of its product line and the introduction of new products, developed in-house or via exclusive technology licenses. The Company believes that trade secrets and proprietary (albeit unpatented) know-how are at least as important as patent protection in establishing and maintaining a competitive advantage. The Company also has several trademarks in the United States and certain foreign countries. The Company's trademarks have a life, subject to periodic maintenance, of 10 to 20 years, which may be extended.

BACKLOG

         As of August 31, 1996, and as is typically the case, the Company did not have a significant order backlog. Customers generally place orders on an "as needed" basis and expect delivery within a relatively short period of time.

WORKING CAPITAL AND AVAILABILITY OF MATERIALS

         The Company does not carry excess quantities of raw materials or purchased parts because of widespread availability from various suppliers. The Company has sufficient working capital to meet all obligations when due.

EMPLOYEES

         As of August 31, 1996, the Company had 23 full-time employees, including three engaged in administration, nine in sales and marketing, three in research and development and eight in operations. There are no unions representing the Company's employees and the Company believes that its relations with employees are good. There are no pending or threatened labor or employment disputes or work interruptions.

CERTAIN IMPORTANT FACTORS

           In addition to the factors identified above, there are several important factors that could cause the Company's actual results to differ materially from those anticipated by the Company or which are reflected in any forward-looking statements of the Company. These factors, and their impact on the success of the Company's operations and its ability to achieve its goals, include the following:

         (1) the ability of the Company to continue the current level of return on its investments in joint ventures and foreign company in existing and future joint ventures; and

         (2) the Company's ability to enter international markets in a timely fashion.

ITEM 2.   DESCRIPTION OF PROPERTY.

         The Company's office, production facilities and research and development operations are located at 6680 North Highway 49, Lino Lakes, Minnesota 55014. The Company owns approximately 3.5 acres at this site and three buildings thereon. The main building, consisting of approximately 15,300 square feet, is used for office, production, research and development and shipping and receiving. A second building of approximately 7,200 square feet and third building of 4,800 square feet are used for warehouse space. In 1995, the Company acquired an approximately 10 acre parcel of land on which the Company built a warehouse of approximately 18,000 square feet which was completed in November 1996. The Company will begin utilizing this new warehouse, located at 13915 Lake Drive, Forest Lake, Minnesota 55025 (approximately six miles from the Company's offices), by December 31, 1996. The parcel of land on which this new warehouse is located is of sufficient size should the Company choose to relocate its entire facility to the new location, although the Company has no current plans to do so.

ITEM 3.   LEGAL PROCEEDINGS.

         There are no material pending or threatened legal, governmental, administrative or other proceedings to which the Company is a party or of which any of its property is subject.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

         Effective September 10, 1993, the Company's Common Stock commenced trading on the American Stock Exchange under the symbol NTI.

                                                              COMMON STOCK
                                                            HIGH         LOW
                                                            ----         ---
         1996:
              Fourth fiscal quarter................        $5.250      $4.750
              Third fiscal quarter.................         5.875       4.875
              Second fiscal quarter................         5.438       4.750
              First fiscal quarter.................         7.625       4.625

         1995:
              Fourth fiscal quarter................        $8.750      $4.875
              Third fiscal quarter.................         5.375       3.500
              Second fiscal quarter................         5.750       3.250
              First fiscal quarter.................         6.375       2.938

         The Company declared Common Stock cash dividends of $.06 per share on December 3, 1993; $.075 per share on December 14, 1994; $.10 per share on December 4, 1995; and $.12 per share to shareholders of record on December 6, 1996. The Company's Board of Directors will continue to evaluate the payment of dividends based on the Company's net income and operating cash requirements.

         As of August 31, 1996, there were approximately 650 holders of record of the Common Stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

FISCAL YEAR 1996 COMPARED TO FISCAL YEAR 1995

         The Company's sales increased by $655,052, or 10.5%, to $6,869,184 in fiscal year 1996 from $6,214,132 in fiscal 1995. The increase in sales is primarily due to an increase in the volume level of shipments of corrosion inhibiting products. The cost of sales decreased as a percentage of sales to 45.2% in fiscal year 1996 from 47.4% in fiscal 1995. The variation in the cost of sales percentage was primarily due to product mix. The Company anticipates that its annual cost of sale percentage for fiscal year 1997 will not vary significantly under its current product pricing structure.

         The Company's selling expenses increased by $58,198, or 7.5%, to $834,650 in fiscal year 1996 from $776,452 in fiscal year 1995. As a percentage of sales these costs decreased to 12.2% from 12.5% for fiscal year 1996 compared to fiscal year 1995. The increase in fiscal year 1996 selling expenses was primarily due to an increase in sales salaries and related expenses and travel expense.

         The Company's general and administrative expenses increased by $417,302, or 42.7%, to $1,394,033 in fiscal year 1996 from $976,731 in fiscal year 1995. As a percentage of sales these costs increased to 20.3% from 15.7% for fiscal year 1996 compared to fiscal year 1995. The increase in fiscal year 1996 general and administrative expenses was primarily due to increases in salaries and related expenses, various professional fees, meeting expenses and waste disposal expense.

         The Company's research, engineering and technical support expenses increased by $16,158 or 4.6% to $370,045 in fiscal year 1996 from $353,887 in fiscal year 1995. As a percentage of sales these costs decreased to 5.4% in fiscal year 1996 from 5.7% in fiscal year 1995. The increase in fiscal year 1996 research, engineering and technical support expenses was primarily due to increases in salaries. The Company anticipates its fiscal 1997 research, engineering and technical support expense will approximate expenses incurred in fiscal 1996.

         The Company continues its business program of establishing joint venture arrangements in international markets. The Company manufactures and supplies patented and proprietary ingredients which make the finished products functional and enable manufacturing of the finished products to take place in the foreign countries. The joint ventures market the finished products and the joint ventures' profit is shared by the respective joint venture shareholders in accordance with share ownership. The Company also has an investment in a foreign company that operates as a trading company. The Company's investments in corporate joint ventures and the foreign company are accounted for using the equity method and resulted in income to the Company of $488,969 and $428,639 for fiscal 1996 and fiscal 1995, respectively. In addition, the Company received fees for technical and other support to the joint ventures based on the revenues of the individual joint ventures. The Company recognized fees for such assistance of $1,659,792 and $1,313,522 for fiscal 1996 and fiscal 1995, respectively. The increase in equity income in corporate joint ventures and the foreign company and fees for technical and other support to corporate joint ventures was primarily due to the joint ventures' increasing revenues and profitability as they mature. The Company anticipates that in the future it will consider entering into joint ventures in other foreign countries. The Company recognized expenses related to corporate joint ventures of $346,677 and $340,009 in fiscal 1996 and fiscal 1995, respectively. The expenses consisted primarily of legal fees regarding the development of new joint ventures and travel and technical services regarding existing joint ventures. The Company anticipates that expenses relating to corporate joint ventures will continue to increase in the future due to the development of new corporate joint ventures and the Company providing ongoing technical and other support to existing joint ventures.

         The Company's effective income tax rates were 34.3% and 30.9% for 1996 and 1995, respectively. The effective income tax rate was lower than the statutory rate primarily due to equity in income of corporate joint ventures being recognized on an after tax basis for these entities. To the extent the joint ventures' undistributed earnings were distributed to the Company during fiscal years 1996 and 1995, it did not result in material additional income tax liability after the application of foreign tax credits.

FISCAL YEAR 1995 COMPARED TO FISCAL YEAR 1994

         The Company's sales increased by $1,307,600, or 26.7%, to $6,214,132 in fiscal year 1995 from $4,906,532 in fiscal year 1994. The increase in sales is primarily due to an increase in the volume level of shipments of corrosion inhibiting products. Cost of sales increased as a percentage of sales to 47.4% in fiscal year 1995 from 44.0% in fiscal 1994. The variation in the cost of sales percentage is primarily due to product mix.

         The Company's selling expenses increased by $71,891, or 10.2%, to $776,452 in fiscal year 1995 from $704,561 in fiscal year 1994. As a percentage of sales these costs decreased from 14.4% in fiscal year 1994 to 12.5% in fiscal year 1995. The increase in fiscal year 1995 selling expenses is primarily due to an increase in sales salaries and related expenses, advertising and promotion expenses, and travel expenses.

         The Company's general and administrative expenses increased by $101,106, or 11.5%, to $976,731 in fiscal year 1995 from $875,625 in fiscal year
1994. As a percentage of sales, however, these costs decreased from 17.8% in fiscal year 1994 to 15.7% in fiscal year 1995. The increase in fiscal year 1995 general and administrative expenses is primarily due to an increase in employee bonuses. This increase in bonuses was partially offset because the Company did not have a similar expense in fiscal year 1995 relating to extending the exercise date of warrants to purchase common stock as it had incurred in fiscal year 1994.

         The Company's research, engineering and technical support expenses increased by $43,412, or 14.0%, to $353,887 in fiscal year 1995 from $310,475 in fiscal year 1994. However, as a percentage of sales these costs decreased from 6.3% in fiscal year 1994 to 5.7% in fiscal year 1995. The increase in fiscal year 1995 research, engineering and technical support expenses is primarily due to increases in staff salary and related expenses, laboratory materials, and travel.

         The Company's investments in corporate joint ventures and the foreign company resulted in income to the Company of $428,639 and $311,879 for fiscal 1995 and fiscal 1994, respectively. In addition, the Company received fees for technical and other support to the joint ventures based on the revenues of the individual joint ventures. The Company recognized fees for such support of $1,313,522 and $743,757 for fiscal 1995 and fiscal 1994, respectively. The increase in equity income of corporate joint ventures and the foreign company and fees for technical and other support to corporate joint ventures is primarily due to the joint ventures' increasing revenues and profitability as they mature. The Company recognized expenses related to corporate joint ventures of $340,009 and $190,848 in 1995 and 1994, respectively. These expenses consist primarily of legal fees regarding the development of new joint ventures and travel and support regarding existing joint ventures.

         The Company's effective income tax rates were 30.9% and 30.2% for fiscal 1995 and fiscal 1994, respectively. The effective income tax rate is lower than the statutory rate primarily due to equity in income of the corporate joint ventures and the foreign company being recognized on an after tax basis for these entities. To the extent the joint ventures' undistributed earnings were distributed to the Company during fiscal years 1995 and 1994, it did not result in material additional income tax liability after the application of foreign tax credits.

LIQUIDITY AND CAPITAL RESOURCES

         At August 31, 1996, the Company's working capital was $5,284,403, including $3,707,520 in cash and cash equivalents, with a current ratio of 6.8:1. At August 31, 1995, the Company's working capital was $4,250,684, including $2,831,301 in cash and cash equivalents, with a current ratio of 9.3:1. At August 31, 1996, the Company had no long-term debt and no material lease commitments.

         On September 13, 1995, the Company entered into a $400,000 revolving credit agreement that expired on September 13, 1996. The Company did not renew the revolving credit agreement.

         In late 1995, the Company purchased an approximately 10 acre parcel of land and began constructing in March 1996 an off-site warehouse on the site. The land, site development and construction of the warehouse was completed in November 1996 and cost approximately $700,000 and has been funded with existing cash and cash equivalents.

         In fiscal 1996, the Company repurchased 61,165 shares of its Common Stock in various open market transactions at prices ranging from $4.875 per share to $5.25 per share. During fiscal 1996, holders of stock options exercised their rights to purchase 13,167 shares of Common Stock at prices ranging from $3.00 to $3.13 per share. On August 31, 1995, the Company repurchased 113,000 shares of its Common Stock in a negotiated transaction at a price of $6.30 per share. During fiscal year 1995, the holders of warrants exercised their right to purchase 137,000 shares of Common Stock at $2.50 per share.

         On April 25, 1994, Inter Alia Holding Company ("Inter Alia") exercised a warrant to purchase 233,000 shares of Common Stock at an exercise price of $2.50 per share, for an aggregate exercise price of $582,500. In connection with such exercise, Inter Alia paid $4,660 in cash and issued a promissory note to the Company in the amount of $577,840, which note bears interest at 7.25% per annum and was due December 31, 1995. The note was collateralized by marketable equity securities. This note was paid in full in fiscal 1996.

         Over the past three fiscal years, cash flow from operations has been sufficient to meet liquidity requirements, capital expenditures, research and development costs and expansion of operations. Cash flow from operations totaled $1,672,589, $1,463,930 and $1,155,059 for the years ended August 31, 1996, 1995 and 1994, respectively. This net cash flow resulted principally from net income.

         Net cash used in investing activities totaled $98,151, $147,722 and $430,831 for the years ended August 31, 1996, 1995 and 1994, respectively. The primary uses of cash were investments in corporate joint ventures and additions to property. In fiscal 1996, the Company's expenditures of cash for investing activities were offset by payments of $743,875 on notes receivable from the purchase of Common Stock.

         Net cash used in financing activities was $698,219, $687,458 and $790,136 for the years ended August 31, 1996, 1995 and 1994, respectively. The primary uses of cash resulted from the payment of dividends in fiscal 1996, 1995 and 1994 and the repurchase of Common Stock in fiscal 1996, 1995 and 1994. The primary source of cash provided by financing activities was proceeds of $39,959 and $342,500 from the issuance of Common Stock upon the exercise of outstanding stock options and warrants in fiscal 1996 and 1995, respectively.

         Historically, inflation has had little effect on the Company.

         The Company has no postretirement benefit program and does not anticipate establishing any postretirement benefit program.

RECENT ACCOUNTING PRONOUNCEMENT

         In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. SFAS No. 123 encourages companies to adopt a new accounting method that accounts for stock compensation awards based on their estimated fair value at the date they are granted. However, companies are permitted to continue following current accounting requirements for employee stock-based transactions, which generally do not result in an expense charge for most options if the exercise price is at least equal to the fair market value of the stock at the date of grant. Companies that continue to follow existing standards would be required to disclose in a note to the financial statements the effect on net income and net income per share had the Company recognized expense for options based on SFAS No. 123. SFAS No. 123 is effective for the Company's fiscal year ending August 31, 1997 and would require disclosure information in the financial statements about stock options granted in 1996. The Company has not yet determined if it will elect to change to the fair value method, nor has it determined the effect SFAS No. 123 will have on net income and net income per share should it elect to make such change. Adoption of SFAS No. 123 will not have any effect on the Company's cash flows.

ITEM 7.   FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

The following items are included herein:

         Financial Statements:                                            Page
         ---------------------                                            ----

         Independent Auditors' Report on Financial Statements............. 13
         Balance Sheets as of August 31, 1996 and 1995.................... 14
         Statements of Income for the years ended August 31, 1996,
            1995 and 1994................................................. 15
         Statements of Stockholders' Equity for the
            years ended August 31, 1996, 1995, and 1994................... 16
         Statements of Cash Flows for the years ended August 31, 1996,
            1995 and 1994................................................. 17
         Notes to Financial Statements.................................... 18-27



INDEPENDENT AUDITORS' REPORT


Board of Directors
Northern Technologies International Corporation
Lino Lakes, Minnesota

We have audited the accompanying balance sheets of Northern Technologies International Corporation (the Company) as of August 31, 1996 and 1995 and the related statements of income, stockholders' equity, and cash flows for each of the three years in the period ended August 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Northern Technologies International Corporation at August 31, 1996 and 1995 and the results of its operations and its cash flows for each of the three years in the period ended August 31, 1996 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP

November 15, 1996


NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

BALANCE SHEETS
AUGUST 31, 1996 AND 1995
-------------------------------------------------------------------------------------------------------------
                                                                                     1996             1995
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                      $ 3,707,520     $ 2,831,301
   Receivables:
     Trade, less allowance for doubtful accounts of
       $26,000 and $25,000, respectively                                            1,127,975         831,437
     Corporate joint ventures                                                         524,577         406,630
   Inventories (Note 2)                                                               584,212         530,594
   Prepaid expenses and other                                                          78,603          55,863
   Deferred income taxes (Note 8)                                                     170,000         110,000
                                                                                  -----------     -----------
           Total current assets                                                     6,192,887       4,765,825

PROPERTY AND EQUIPMENT, net (Note 3)                                                  980,816         342,249

OTHER ASSETS:
   Investments in corporate joint ventures (Note 4)                                 1,726,328       1,352,143
   Investment in foreign company (Note 4)                                             159,879         161,725
   Deferred income taxes (Note 8)                                                      90,000         100,000
   Other                                                                              164,140         103,092
                                                                                  -----------     -----------
                                                                                    2,140,347       1,716,960
                                                                                  -----------     -----------
                                                                                  $ 9,314,050     $ 6,825,034
                                                                                  ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                               $   154,859     $   134,543
   Income taxes                                                                       463,700         142,380
   Accrued liabilities:
     Payroll                                                                          177,381         153,350
     Other                                                                            112,544          84,868
                                                                                  -----------     -----------
           Total current liabilities                                                  908,484         515,141

DEFERRED GROSS PROFIT                                                                 109,000         100,500

CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY (Note 5):
   Preferred stock, no par value; authorized 10,000 shares; none issued
   Common stock, $.02 par value per share; authorized 10,000,000 shares;
     issued and outstanding 4,199,275 and 4,244,773 shares, respectively               83,985          84,895
   Additional paid-in capital                                                       5,158,344       5,197,633
   Retained earnings                                                                3,143,526       1,700,982
   Cumulative foreign currency translation adjustments                                 40,518          99,565
                                                                                  -----------     -----------
                                                                                    8,426,373       7,083,075
   Notes and related interest receivable from purchase of common stock               (129,807)       (873,682)
                                                                                  -----------     -----------
           Total stockholders' equity                                               8,296,566       6,209,393
                                                                                  -----------     -----------
                                                                                  $ 9,314,050     $ 6,825,034
                                                                                  ===========     ===========

See notes to financial statements.


NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

STATEMENTS OF INCOME
YEARS ENDED AUGUST 31, 1996, 1995, AND 1994
---------------------------------------------------------------------------------------------------------------------------
                                                                                    1996            1995            1994
SALES (Note 6)                                                                  $ 6,869,184     $ 6,214,132     $ 4,906,532

COST OF GOODS SOLD                                                                3,106,913       2,948,554       2,157,004
                                                                                -----------     -----------     -----------

GROSS PROFIT                                                                      3,762,271       3,265,578       2,749,528

OPERATING EXPENSES:
   Selling                                                                          834,650         776,452         704,561
   General and administrative                                                     1,394,033         976,731         875,625
   Research, engineering, and technical support                                     370,045         353,887         310,475
                                                                                -----------     -----------     -----------
                                                                                  2,598,728       2,107,070       1,890,661
                                                                                -----------     -----------     -----------

OPERATING INCOME                                                                  1,163,543       1,158,508         858,867

CORPORATE JOINT VENTURES AND FOREIGN COMPANY:
   Equity in income of corporate joint ventures and foreign company (Note 4)        488,969         428,639         311,879
   Fees for technical and other support to corporate joint ventures (Note 4)      1,659,792       1,313,522         743,757
   Corporate joint venture expense (Note 4)                                        (346,677)       (340,009)       (190,848)
                                                                                -----------     -----------     -----------
                                                                                  1,802,084       1,402,152         864,788

OTHER INCOME:
   Interest income                                                                  197,216          91,766          64,233
   Other income                                                                      14,908          15,576          34,778
                                                                                -----------     -----------     -----------
                                                                                    212,124         107,342          99,011
                                                                                -----------     -----------     -----------

INCOME BEFORE INCOME TAXES                                                        3,177,751       2,668,002       1,822,666

INCOME TAXES (Note 8)                                                             1,090,000         825,000         550,000
                                                                                -----------     -----------     -----------

NET INCOME                                                                      $ 2,087,751     $ 1,843,002     $ 1,272,666
                                                                                ===========     ===========     ===========

NET INCOME PER COMMON AND COMMON
   EQUIVALENT SHARE                                                             $       .49     $       .42     $       .30
                                                                                ===========     ===========     ===========

WEIGHTED AVERAGE NUMBER OF COMMON AND
   COMMON EQUIVALENT SHARES OUTSTANDING                                           4,290,099       4,353,747       4,255,238
                                                                                ===========     ===========     ===========

See notes to financial statements.


NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

STATEMENTS OF STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                        NOTES AND
                                                                                                         RELATED
                                                                                                         INTEREST
                                                                                           CUMULATIVE   RECEIVABLE
                                                                                            FOREIGN        FROM         TOTAL
                                                               ADDITIONAL                   CURRENCY    PURCHASE OF     COMMON
                                          COMMON STOCK          PAID-IN       RETAINED     TRANSLATION    COMMON     STOCKHOLDERS'
                                      SHARES       AMOUNT       CAPITAL       EARNINGS     ADJUSTMENTS     STOCK        EQUITY

BALANCE AT AUGUST 31, 1993          4,183,273   $    83,665   $ 4,630,333   $    19,348   $    33,608   $  (362,230)  $ 4,404,724

   Repurchase of common stock        (195,500)       (3,910)     (215,050)     (324,840)         --            --        (543,800)
   Payments received on notes
     receivable                          --            --            --            --            --           3,567         3,567
   Warrants exercised                 233,000         4,660       577,840          --            --        (577,840)        4,660
   Extension of exercise date of
     warrants                            --            --          34,250          --            --            --          34,250
   Dividends on common stock -
     $.06 per share                      --            --            --        (250,996)         --            --        (250,996)
   Foreign currency translation
     adjustment                          --            --            --            --          21,816          --          21,816
   Net income                            --            --            --       1,272,666          --            --       1,272,666
                                  -----------   -----------   -----------   -----------   -----------   -----------   -----------

BALANCE AT AUGUST 31, 1994          4,220,773        84,415     5,027,373       716,178        55,424      (936,503)    4,946,887

   Repurchase of common stock        (113,000)       (2,260)     (169,500)     (540,140)         --            --        (711,900)
   Payments received on notes
     receivable                          --            --            --            --            --          62,821        62,821
   Warrants exercised                 137,000         2,740       339,760          --            --            --         342,500
   Dividends on common stock -
     $.075 per share                     --            --            --        (318,058)         --            --        (318,058)
   Foreign currency translation
     adjustment                          --            --            --            --          44,141          --          44,141
   Net income                            --            --            --       1,843,002          --            --       1,843,002
                                  -----------   -----------   -----------   -----------   -----------   -----------   -----------

BALANCE AT AUGUST 31, 1995          4,244,773        84,895     5,197,633     1,700,982        99,565      (873,682)    6,209,393

   Repurchase of common stock         (61,165)       (1,223)      (91,748)     (220,330)         --            --        (313,301)
   Payments received on notes
     receivable                          --            --            --            --            --         743,875       743,875
   Issuance of common stock
     for services provided              2,500            50        12,763          --            --            --          12,813
   Stock options exercised             13,167           263        39,696          --            --            --          39,959
   Dividends on common stock -
     $.10 per share                      --            --            --        (424,877)         --            --        (424,877)
   Foreign currency translation
     adjustment                          --            --            --            --         (59,047)         --         (59,047)
   Net income                            --            --            --       2,087,751          --            --       2,087,751
                                  -----------   -----------   -----------   -----------   -----------   -----------   -----------

BALANCE AT AUGUST 31, 1996          4,199,275   $    83,985   $ 5,158,344   $ 3,143,526   $    40,518   $  (129,807)  $ 8,296,566
                                  ===========   ===========   ===========   ===========   ===========   ===========   ===========

See notes to financial statements.


NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

STATEMENTS OF CASH FLOWS (NOTE 10)
YEARS ENDED AUGUST 31, 1996, 1995, AND 1994
-----------------------------------------------------------------------------------------------------------------------
                                                                                 1996           1995            1994
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                               $ 2,087,751    $ 1,843,002    $ 1,272,666
   Adjustments to reconcile net income to net cash provided
       by operating activities:
     Depreciation and amortization                                               88,411         77,466         70,703
     Equity in income of corporate joint ventures and foreign company          (488,969)      (428,639)      (311,879)
     Dividends received from corporate joint ventures and foreign company       161,583        188,925         98,473
     Deferred income taxes                                                      (50,000)       (80,000)       (37,000)
     Deferred gross profit                                                        8,500         44,750         11,289
     Gain on sale of equipment                                                     --             --           (5,321)
     Exercise date of warrants extended                                            --             --           34,250
     Change in assets and liabilities:
       Receivables:
         Trade receivables                                                     (296,538)      (129,522)      (128,703)
         Corporate joint ventures                                              (117,947)      (140,608)       (42,693)
       Inventories                                                              (53,618)      (104,747)        (2,433)
       Prepaid expenses and other                                               (72,740)        (1,091)       (33,267)
       Accounts payable                                                          20,316         33,268          6,597
       Income taxes                                                             321,320         15,190        136,740
       Accrued liabilities                                                       64,520        145,936         85,637
                                                                            -----------    -----------    -----------
           Total adjustments                                                   (415,162)      (379,072)      (117,607)
                                                                            -----------    -----------    -----------
           Net cash provided by operating activities                          1,672,589      1,463,930      1,155,059

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property                                                       (726,978)       (47,003)      (178,639)
   Investments in corporate joint ventures and foreign company                 (104,000)       (90,000)      (252,000)
   Proceeds from sale of equipment                                                 --             --           10,174
   Increase in other assets                                                     (11,048)       (10,719)       (13,933)
   Payments on notes receivable from purchase of common stock                   743,875           --            3,567
                                                                            -----------    -----------    -----------
           Net cash used in investing activities                                (98,151)      (147,722)      (430,831)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends paid                                                              (424,877)      (318,058)      (250,996)
   Repurchase of common stock                                                  (313,301)      (711,900)      (543,800)
   Issuance of common stock                                                      39,959        342,500          4,660
                                                                            -----------    -----------    -----------
           Net cash used in financing activities                               (698,219)      (687,458)      (790,136)
                                                                            -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            876,219        628,750        (65,908)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                2,831,301      2,202,551      2,268,459
                                                                            -----------    -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                    $ 3,707,520    $ 2,831,301    $ 2,202,551
                                                                            ===========    ===========    ===========

See notes to financial statements.



NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED AUGUST 31, 1996, 1995, AND 1994
--------------------------------------------------------------------------------

1.    NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

      BUSINESS OPERATIONS - Northern Technologies International Corporation (the Company) is engaged in the development, manufacture, and marketing of proprietary corrosion inhibiting products and electronic sensing instruments. Operations are conducted from owned premises in Lino Lakes, Minnesota, located in the Minneapolis-St. Paul, Minnesota metropolitan area.

      CASH EQUIVALENTS - The Company considers investments with an original maturity of three months or less to be cash equivalents.

      INVENTORIES - Inventories are recorded at the lower of cost (first-in, first-out basis) or market.

      PROPERTY AND DEPRECIATION - Property and equipment are stated at cost. Depreciation is computed using the straight-line method at rates based on the estimated service lives of the various assets as follows:

      Buildings and improvements                                     5-20 years
      Machinery and equipment                                        2-10 years

      INVESTMENTS IN CORPORATE JOINT VENTURES - Investments in corporate joint ventures are accounted for using the equity method. Intercompany profits on inventories held by the corporate joint ventures which were purchased from the Company have been eliminated based on the Company's ownership percentage in each corporate joint venture.

      INVESTMENT IN FOREIGN COMPANY - Investment in foreign company is accounted for using the equity method.

      INCOME TAXES - The Company utilizes the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards
      (SFAS) No. 109, ACCOUNTING FOR INCOME TAXES. SFAS No. 109 requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

      FOREIGN CURRENCY TRANSLATION - The functional currency of the corporate joint ventures and the foreign company is the applicable local currency, except for the Company's corporate joint venture in Brazil, for which the functional currency is the U.S. dollar. The translation of the applicable foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average monthly exchange rate. Translation gains or losses are excluded from net earnings and accumulated in a separate component of stockholders' equity.

      REVENUE RECOGNITION - Revenue is recognized when the products are shipped. A portion of the gross profit on products shipped to the Company's corporate joint ventures is deferred until such products are sold by the corporate joint ventures.

      RESEARCH AND DEVELOPMENT - Research and development expenditures are expensed as incurred. Total research and development expenses were $370,045, $353,887, and $310,475 for the years ended August 31, 1996,
      1995, and 1994, respectively.

      INCOME PER SHARE - Income per share of common stock was computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during each year. This amount includes common stock equivalents of 56,830, 106,512, and 33,146 for the years ended August 31, 1996, 1995, and 1994, respectively, resulting from the assumed exercise of outstanding options and warrants using the treasury stock method.

      USE OF ESTIMATES - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS - Cash and cash equivalents, receivables, and current liabilities are carried at amounts which reasonably approximate their fair value due to their short-term nature.

      RECLASSIFICATIONS - Certain 1994 amounts have been reclassified to conform to 1996 presentations. The reclassifications had no effect on stockholders' equity or net income as previously reported.

      NEW ACCOUNTING STANDARD - In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. SFAS No. 123 encourages companies to adopt a new accounting method that accounts for stock compensation awards based on their estimated fair value at the date they are granted. However, companies are permitted to continue following current accounting requirements for employee stock-based transactions, which generally do not result in an expense charge for most options if the exercise price is at least equal to the fair market value of the stock at the date of grant. Companies that continue to follow existing standards would be required to disclose in a note to the financial statements the effect on net income and net income per share had the Company recognized expense for options based on SFAS No.
      123. SFAS No. 123 is effective for the Company's fiscal year ending August 31, 1997 and would require disclosure information in the financial statements about stock options granted in 1996. The Company has not yet determined if it will elect to change to the fair value method, nor has it determined the effect SFAS No. 123 will have on net income and net income per share should it elect to make such change. Adoption of SFAS No. 123 will not have any effect on the Company's cash flows.

2.    INVENTORIES

      Inventories at August 31 consist of the following:

                                                    1996           1995

      Production materials                      $   150,139    $   127,052
      Work-in-process                                22,619         23,851
      Finished goods                                411,454        379,691
                                                -----------    -----------
                                                $   584,212    $   530,594
                                                ===========    ===========

3.    PROPERTY AND EQUIPMENT

      Property and equipment at August 31 consist of the following:

                                                    1996            1995

      Land                                      $    246,097   $     16,196
      Buildings and improvements                     979,369        553,907
      Machinery and equipment                        587,537        508,433
      Deposits                                            -          27,981
                                                ------------   ------------
                                                   1,813,003      1,106,517
      Less accumulated depreciation                  832,187        764,268
                                                ------------   ------------
                                                $    980,816   $    342,249
                                                ============   ============

4.    INVESTMENTS IN CORPORATE JOINT VENTURES AND FOREIGN COMPANY

      JOINT VENTURES - The Company participates in various corporate joint ventures in countries outside the United States and in similar noncontractual arrangements in various other countries. All joint ventures are owned 50% by the Company except where the Company has allowed an affiliated company to purchase from the joint venture a portion of the ownership which would have been otherwise purchased by the Company. Affiliated companies own 10%, 10%, and 25% of the joint ventures in Taiwan, Singapore, and South Korea, respectively. The joint ventures manufacture, market, and distribute corrosion inhibiting products. The Company's investments in corporate joint ventures are as follows:

                                                         DATE OF
                          COUNTRY                      INVESTMENT

                        Japan                             1987
                        Taiwan                            1990
                        France                            1990
                        Germany                           1991
                        Sweden                            1991
                        Singapore                         1991
                        Brazil                            1993
                        Russia                            1994
                        South Korea                       1994
                        Finland                           1995
                        Italy                             1996

      Fees earned from the corporate joint ventures under licenses and technical and other support agreements were $1,659,792, $1,313,522, and $743,757 for the years ended August 31, 1996, 1995, and 1994, respectively.

      The Company incurred expenses associated with corporate joint ventures of $346,677, $340,009, and $190,848 for the years ended August 31, 1996,
      1995, and 1994, respectively. These expenses consist primarily of legal fees regarding the development of new joint ventures and travel and technical services regarding existing joint ventures.

      Summarized financial information from the audited and unaudited financial statements of joint ventures carried on the equity basis is as follows:

                                                                                   August 31
                                                                       -------------------------------
                                                                             1996              1995
      Current assets                                                   $   6,200,415     $   5,142,471
      Total assets                                                         7,350,225         5,396,749
      Current liabilities                                                  3,636,430         2,464,546
      Noncurrent liabilities                                                  27,735           149,071
      Stockholders' equity                                                 3,686,060         2,783,132
      Northern Technologies International Corporation's
         share of corporate joint ventures' equity                         1,726,328         1,352,143

                                                                   Years Ended August 31
                                                     -------------------------------------------------
                                                         1996               1995             1994
      Sales                                          $   14,207,675   $     10,984,299   $   5,958,475
      Gross profit                                        7,743,600          4,704,073       2,713,614
      Net income                                          1,168,273            895,575         638,040
      Northern Technologies International
         Corporation's share of equity in income
         of corporate joint ventures                        483,181            419,996         311,879

      FOREIGN COMPANY - During 1994, the Company purchased ownership interests in two partnerships located in Austria for $142,000. One partnership was a trading company, and the other partnership was the general partner of, and provided management services to, the trading company. At August 31, 1994, the Company had a 73.75% ownership interest in the trading company and a 75% ownership interest in the partnership that provided management services. The Company did not consolidate the accounts of the two partnerships in its fiscal 1994 financial statements due to the likelihood that its majority ownership would subsequently be reduced to a level below a majority ownership. During 1995, the two partnerships were converted into a corporation of which the Company owns 50%.

      Summarized financial information from the unaudited financial statements of the foreign company carried on the equity basis is as follows:

                                                                           August 31,
                                                                -------------------------------
                                                                     1996              1995
      Current assets                                            $     841,893    $      850,704
      Total assets                                                  1,217,270         1,230,009
      Current liabilities                                             897,512           906,559
      Stockholders' equity                                            319,758           323,450
      Northern Technologies International Corporation's
         share of foreign company's equity                            159,879           161,725

                                                                           Years Ended
                                                                           August 31,
                                                                -------------------------------
                                                                    1996              1995

      Sales                                                     $   1,514,567    $      861,795
      Gross profit                                                    819,988            56,075
      Net income                                                       11,576            17,287
      Northern Technologies International Corporation's
         share of equity income of foreign company                      5,788             8,643

      The sales of the foreign company include revenues from merchandise sold and commissions received from the arrangement of sales of goods approximating $11,200,000 and $11,975,000 for the years ended August 31, 1996 and 1995, respectively.

5.    STOCKHOLDERS' EQUITY

      During 1996, 1995, and 1994, the Company acquired and retired 61,165, 113,000, and 195,500 shares of common stock for $313,301, $711,900, and
      $543,800, respectively.

      During 1996, five employees received 2,500 shares of common stock in return for services provided and expensed in 1995. The value of the common stock issued, $12,813, was determined based on the market value of the Company's common stock.

      At August 31, 1994, the Company had warrants outstanding to purchase 137,000 shares of common stock at $2.50 per share. On June 10, 1994, the Board of Directors agreed to extend the expiration date of these warrants from August 31, 1994 to August 31, 1995. The difference between the fair market value of the Company's common stock on June 14, 1994 and the exercise price of the warrants, $34,250, was expensed during the year ended August 31, 1994. All the warrants were exercised in 1995.

      On April 25, 1994, the Board of Directors approved the exercise of warrants to purchase 233,000 shares of common stock at $2.50 per share in exchange for a $577,840 promissory note and $4,660 in cash.

      Receivables resulting from the exercise of warrants and employee stock purchases have been shown as a reduction of stockholders' equity. At August 31, they consist of:

                                                                   1996             1995
      Note receivable, 11% interest rate, due on demand       $     125,375     $     125,375
      Notes receivable, payment received in 1996                         -              7,535
      Note receivable, payment received in 1996                          -             98,000
      Note receivable, payment received in 1996                          -            577,840
                                                              -------------     -------------
                                                                    125,375           808,750
      Accrued interest receivable                                     4,432            64,932
                                                              -------------     -------------
                                                              $     129,807     $     873,682
                                                              =============     =============

      At August 31, 1996 and 1995, the increase in accrued interest receivable on the outstanding notes receivable has been fully reserved for due to the uncertainty as to when the interest would be paid. The Company received interest of $114,974 and $48,943 relating to the notes receivable during the years ended August 31, 1996 and 1995, respectively.

      During 1994, the Company's Board of Directors and shareholders approved a stock option plan (the Plan) providing for the granting of options to purchase 250,000 shares of common stock. Under the Plan, incentive stock options and nonqualified stock options may be granted to directors, officers, nonofficer employees, and others. The options become exercisable ratably over a three- or four-year period beginning on the first annual anniversary date of the grant. The options expire in fiscal 1999 and 2001. The following summarizes the activity for the Plan:

                                                                    Exercise
                                               Options                Price
                                             Outstanding            Per Share

      Granted                                   122,170           $2.63 - $3.13
                                             ----------           -------------
      Balance at August 31, 1994                122,170            2.63 -  3.13
      Granted                                    17,000                3.00
      Terminated                                 (5,780)           2.63 -  3.13
                                              ---------           -------------
      Balance at August 31, 1995                133,390            2.63 -  3.13
      Granted                                    13,870            5.06 -  6.75
      Exercised                                 (13,167)           3.00 -  3.13
      Terminated                                   (890)           2.63 -  3.13
                                              ---------           -------------
      Balance at August 31, 1996                133,203           $3.00 - $6.75
                                              =========           =============

      At August 31, 1996, options to purchase 57,005 shares were exercisable and the weighted average option exercise price per share for exercisable options at August 31, 1996 was $3.02.

6.    SALES INFORMATION

      Sales by geographic location were as follows:

                                                     1996       1995       1994

      U.S.A. (unaffiliated customers)                  75%        79%        81%
      Outside the U.S.A.:
         Corporate joint ventures in which the
             Company is a stockholder                  16         15         14
         Unaffiliated customers:
             Canada                                                2          2
             Other foreign countries                    9          4          3
                                                  -------    -------    -------
                                                      100%       100%       100%
                                                  =======    =======    =======

      No single customer accounted for more than 10% of net sales for the years ended August 31, 1996 and 1995. Approximately 10% of net sales were made to a single customer in 1994.

7.    RETIREMENT PLAN

      The Company has a 401(k) Employee Savings Plan. Employees who meet certain age and service requirements may elect to contribute up to 15% of their salaries. The Company contributes the lesser of 50% of the participants' contributions or 3-1/2% of the employee's salary. The Company recognized expense for the savings plan of $34,000, $33,000, and $28,000 for the years ended August 31, 1996, 1995, and 1994, respectively.

8.    INCOME TAXES

      The provisions for income taxes for the years ended August 31 consist of the following:

                                          1996          1995            1994

      Current:
         Federal                    $   1,040,000    $   820,000    $   533,000
         State                            100,000         85,000         54,000
                                    -------------    -----------    -----------
                                        1,140,000        905,000        587,000

      Deferred:
         Federal                          (46,000)       (73,000)       (35,000)
         State                             (4,000)        (7,000)        (2,000)
                                    -------------    -----------    -----------
                                          (50,000)       (80,000)       (37,000)
                                    -------------    -----------    -----------
                                    $   1,090,000    $   825,000    $   550,000
                                    =============    ===========    ===========


      Reconciliations of the expected federal income tax at the statutory rate with the provisions for income taxes for the years ended August 31 are as follows:

                                                      1996            1995            1994

      Tax computed at statutory rates             $  1,112,000     $   934,000    $   638,000
      State income tax, net of federal benefit          63,000          51,000         34,000
      Change in valuation allowance                         -               -         (50,000)
      Equity in income of joint ventures              (166,000)       (163,000)      (106,000)
      Other                                             81,000           3,000         34,000
                                                  ------------     -----------    -----------
                                                  $  1,090,000     $   825,000    $   550,000
                                                  ============     ===========    ===========

      The Company has not recognized a deferred tax liability relating to investments in foreign corporate joint ventures and foreign company that are essentially permanent in duration of $450,000 and $330,000 at August 31, 1996 and 1995, respectively. If some or all of the undistributed earnings of the foreign corporate joint ventures and foreign company are remitted to the Company in the future, income taxes, if any, after the application of foreign tax credits, will be provided at that time.

      The tax effect of the temporary differences and tax carryforwards comprising the net deferred taxes shown on the balance sheets at August 31 are as follows:

                                                             1996            1995
      Current:
         Allowance for doubtful accounts                  $     9,000    $     9,000
         Inventory costs                                       30,000         25,000
         Prepaid expenses                                      27,000        (18,000)
         Accrued expenses                                      65,000         58,000
         Deferred gross profit                                 39,000         36,000
                                                          -----------    -----------
                   Total current                          $   170,000    $   110,000
                                                          ===========    ===========

      Noncurrent:
         Excess of book over tax depreciation             $    34,000    $    35,000
         Investment write-offs                                568,000        568,000
         Joint venture expenses                                28,000         30,000
         Interest receivable relating to notes                 28,000         35,000
         Valuation allowance                                 (568,000)      (568,000)
                                                          -----------    -----------
                   Total noncurrent                       $    90,000    $   100,000
                                                          ===========    ===========

9.    CONTINGENCIES

      The Company is involved in various legal actions arising in the normal course of business. Management is of the opinion that any judgment or settlement resulting from pending or threatened litigation would not have a material adverse effect on the financial position or results of operations of the Company.

10.   STATEMENTS OF CASH FLOWS

      Supplemental disclosures of cash flow information for the years ended August 31 consist of:

                                                                             1996           1995            1994

      Cash paid during the year for income taxes                         $   818,680     $   887,972    $   450,260
      (Decrease) increase in the Company's investment
         in joint ventures and foreign company and cumulative
         foreign currency translation adjustments due to
         changes in exchange rates                                           (59,047)         44,141         21,816
      Issuance of common stock in exchange for services
         provided in 1995 and accrued for at August 31, 1995                  12,813              -              -
      Accrued expense decrease resulting from a reduction in
         principal balance and accrued interest receivable relating
         to notes receivable from purchase of common stock                        -           62,821             -
      Issuance of common stock in exchange for a note
         receivable                                                               -               -         577,840


11.   QUARTERLY INFORMATION (UNAUDITED)

                                                                               Quarter Ended
                                                    -------------------------------------------------------------------
                                                      November 30       February 28         May 31          August 31
      1996:
        Net sales                                   $   1,618,599      $   1,607,319    $   1,751,478     $   1,891,788
        Gross profit                                      860,989            843,716          942,117         1,115,449
        Income before income taxes                        606,635            670,424          737,039         1,163,653
        Income taxes                                      170,000            230,000          230,000           460,000
        Net income                                        436,635            440,424          507,039           703,653
        Net income per common and
          common equivalent share                   $         .10      $         .10    $         .12     $         .17

      1995:
        Net sales                                   $   1,347,215      $   1,641,919    $   1,805,521     $   1,419,477
        Gross profit                                      735,613            838,585          934,071           757,309
        Income before income taxes                        558,082            717,608          808,157           584,155
        Income taxes                                      190,000            210,000          300,000           125,000
        Net income                                        368,082            507,608          508,157           459,155
        Net income per common and
          common equivalent share                   $         .08      $         .12    $         .12     $         .10

      During the fourth quarters of 1996 and 1995, the Company adjusted the carrying value of inventory as a result of a complete annual physical count and valuation. This annual counting and pricing was more comprehensive than that which had been conducted on an interim basis. As a result, the Company decreased cost of sales by approximately $76,000 and $56,000 in the fourth quarters of 1996 and 1995, respectively. It is not practicable to determine the periods of the fiscal year to which these adjustments relate.

12.   REVOLVING CREDIT AGREEMENT

      On September 13, 1995, the Company entered into a $400,000 revolving credit agreement that expired on September 13, 1996. The Company did not renew this agreement.

13.   SUBSEQUENT EVENT

      On November 15, 1996, the Company's Board of Directors declared a $.12 per share dividend on all outstanding shares of the Company's common stock to be distributed on December 20, 1996 to holders of record on December 6, 1996.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

A.       DIRECTORS OF THE REGISTRANT

         The following table sets forth certain information as of November 15, 1996, which has been furnished to the Company by the directors named below.


            NAME                  AGE                PRINCIPAL OCCUPATION                         DIRECTOR SINCE
            ----                  ---                --------------------                         --------------
Sidney Dworkin                    75       Chairman, Advanced Modular Systems, Inc.                    1979

Vincent J. Graziano               63       Co-Chief Executive Officer and President of the             1979
                                           Company

Gerhard Hahn                      52       General Manager, Knuppel KG                                 1996

Dr. Donald A. Kubik               56       Vice President of the Company                               1995

Richard G. Lareau                 68       Partner, Oppenheimer Wolff & Donnelly                       1980

Philip M. Lynch                   60       Co-Chief Executive Officer; Chairman of the                 1979
                                           Board of the Company; Executive Vice President
                                           of Inter Alia Holding Company

Dr. Milan R. Vukcevich            59       Director of Materials Research and Development,             1995
                                           Bicron Saint-Gobain Industrial Ceramics


      Mr. Dworkin has been chairman of the Board of Advanced Modular Systems, Inc., a company which sells and leases modular buildings, since 1988. In addition, since September 1987, Mr. Dworkin has been an independent venture capitalist. Mr. Dworkin also serves as a director of CCA Industries, Inc., Viragen Corporation and Interactive Technologies, Inc. and as chairman of the board of each of Comtrex Systems Corp. and Marbledge Group, Inc.

         Mr. Graziano has been employed by the Company since 1976 and has been president of the Company and a director of the Company since 1979. Prior to joining the Company, Mr. Graziano held the position of Manager of Manufacturing Systems with the management consulting department of Peat, Marwick, Mitchell & Co. in Europe and the United States for nine years.

         Mr. Hahn has been employed as General Manager by Knuppel KG, a German packaging firm, since 1966. Mr. Hahn has also been employed by Excor Korrosionsschutz-Technologien and Produtke GmbH (the Company's German joint venture) since 1991.

         Dr. Kubik has been employed by the Company since 1978 and has been a Vice President of the Chemical Division of the Company since 1979. Effective as of August 30, 1995, Dr. Kubik was appointed as a director of the Company. During his employ as senior chemist, Dr. Kubik was responsible for developing the patent that led to the Company's introduction of protective plastic film and paper products incorporating volatile corrosion inhibitors. Prior to joining the Company, Dr. Kubik held a research and development position with 3M Company which also led to the development of two patents.

         Mr. Lareau has been a partner of the law firm of Oppenheimer Wolff & Donnelly for more than five years. Mr. Lareau also serves as a director of Ceridian Corporation, Merrill Corporation, Nash Finch Company and as a trustee of Mesabi Trust.

         Mr. Lynch has been executive vice president of Inter Alia Holding Company, a financial and management consulting firm ("Inter Alia"), for more than five years. In September, 1992, Olympia Fitness Center, Inc., of which Mr. Lynch was an officer and director, filed for protection under Chapter 11 of the Federal Bankruptcy laws, which bankruptcy was subsequently discharged. Mr. Lynch is also a member of the Board of Directors of the Fosbel Group of Companies:
Fosbel International (U.K.), Fosbel, Inc. (U.S.), Fosbel Japan, Ltd. (Tokyo), Fosbel do Brasil (San Paulo), and Fosbel Europe BV, (operating in 17 Western and three Eastern European countries). The Fosbel Group is itself a joint venture between multinational listed companies: Glaverbel S.A., (Bruxelles) a leading Belgian glass manufacturing company and an affiliate of Asahi Glass Co., Ltd., and the English petrochemical and materials science company Burmah Castrol plc.

         Dr. Vukcevich was appointed to the Board of Directors in 1995. Dr. Vukcevich is employed as Director of Materials Research and Development of Bicron Saint-Gobain Industrial Ceramics. Dr. Vukcevich was employed by GE Lighting from 1973 to 1995, holding various positions including Chief Scientist, Manager of Metallurgical Engineering, and Coordinator of International Research and Development in Materials Science.

B.       EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Company, their ages and the offices held, as of November 15, 1996, are as follows:

                   NAME                AGE                        POSITION IN THE COMPANY
                   ----                ---                        -----------------------
        Vincent J. Graziano            63      Co-Chief Executive Officer, President and Director

        Philip M. Lynch                60      Co-Chief Executive Officer and Chairman of the Board

        Dr. Donald A. Kubik            56      Vice President and Director

        Ernest R. Peake                61      Vice President

        Loren M. Ehrmanntraut          69      Secretary and Treasurer

         Mr. Graziano has been employed by the Company since 1976 and has been President of the Company and a director of the Company since 1979. Refer to "Directors of the Registrant" for a more detailed discussion.

         Mr. Lynch has been Executive Vice President of Inter Alia, a financial and management consulting firm, for more than five years. Refer to "Directors of the Registrant" for a more detailed discussion.

         Dr. Kubik has been employed by the Company since 1978 and has been a Vice President of the Company since 1979. Refer to "Directors of the Registrant" for a more detailed discussion.

         Mr. Peake has been employed by the Company since 1978 and has been a Vice President of the Company since 1979. Prior to joining the Company, Mr. Peake spent eight years in the medical patient monitoring field including five years with Marcom, Inc. as Operations Manager and as a partner and Vice President of Advance Design, Inc. Mr. Peake also spent three years with Honeywell as a Principal Development Engineer.

         Mr. Ehrmanntraut has been employed by the Company since 1973. He has served as Treasurer since 1974 and as Secretary since 1978. Prior to joining the Company, Mr. Ehrmanntraut spent four years with Bankers Mortgage Corporation and its subsidiaries performing accounting, finance and personnel duties. Prior to his employ with Bankers Mortgage Corporation, Mr. Ehrmanntraut served as controller for Physicians and Surgeons Underwriters Insurance Company, office manager for Employers Overload Corporation, accountant, auditor, and various personnel positions with American Hardware Mutual Insurance Company and as an auditor with Ernst and Ernst.

C.       SECTION 16(a) OF THE EXCHANGE ACT BENEFICIAL OWNERSHIP REPORTING
         COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers and all persons who beneficially own more than 10% of the outstanding shares of the Company's Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the Company's Common Stock. Executive officers, directors and greater than 10% beneficial owners are also required to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based upon a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended August 31, 1996, none of the Company's directors or officers or beneficial owners of greater than 10% of the Company's Common Stock failed to file on a timely basis the forms required by
Section 16 of the Exchange Act.

ITEM 10.  EXECUTIVE COMPENSATION.

A.       COMPENSATION OF DIRECTORS

         DIRECTORS FEES. Each person who was a non-employee director received an annual retainer of $5,000 in each of fiscal 1994, 1995 and 1996 for services rendered as a director of the Company. Effective November 15, 1996, the Company increased the annual retainer fee to $7,500. Each current non-employee director of the Company receives $750 for each Board meeting and $500 for each Board committee meeting attended. The Company also pays the premium on a group insurance policy for the Chairman of the Board.

         AUTOMATIC OPTION GRANTS TO NON-EMPLOYEE DIRECTORS. On November 16, 1993, the Board adopted the 1994 Stock Incentive Plan (the "Plan"), which was approved by the Company's stockholders at the April 25, 1994, Annual Meeting. In accordance with the terms of the Plan, each non-employee director of the Company who was a director on September 1, 1993 was automatically granted, on a one-time basis, non-qualified options to purchase 2,000 shares of Common Stock, at an exercise price equal to the fair market value of the Common Stock on November 16, 1993. In addition, each non-employee director elected or appointed to the Board after the effective date of the Plan is granted, on a one-time basis, non-qualified options to purchase the pro-rata portion of 2,000 shares of Common Stock calculated by dividing the number of months remaining in the fiscal year at the time of election or appointment divided by twelve. The Plan also provides that following the effective date of the Plan, non-employee directors automatically are granted non-qualified options to purchase 2,000 shares of Common Stock on the first day of each fiscal year while serving as a non-employee director of the Company.

         On September 1, 1994, each of the non-employee directors on that date, and Mr. Lynch, received an automatic grant of options under the Plan to purchase 2,000 shares of Common Stock at an exercise price of $3.00 per share. On September 1, 1995, each of the non-employee directors on that date, and Mr. Lynch, received an automatic grant of options under the Plan to purchase 2,000 shares of Common Stock at an exercise price of $6.75 per share. On November 20, 1995, each of Mr. Vukcevich and Maria Szonert-Binienda received an automatic grant of options under the Plan to purchase 1,600 shares of Common Stock at an exercise price of $6.125 per share. Ms. Szonert-Binienda served as a director of the Company from November 20, 1995 until November 14, 1996. On May 1, 1996, Mr. Hahn received an automatic grant of an option under the Plan to purchase 670 shares of Common Stock at an exercise price of $5.06 per share. On September 1, 1996, each of the non-employee directors, and Mr. Lynch, received an automatic grant of options under the Plan to purchase 2,000 shares of Common Stock at an exercise price of $5.00 per share. All of such options granted vest in equal one-third installments over a three-year period.

B.       SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION PAID TO EXECUTIVE
         OFFICERS

         The following table provides summary information concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of the Company's Co-Chief Executive Officers and the most highly compensated executive officers of the Company whose cash and non-cash salary and bonus exceeded $100,000 in the fiscal year ended August 31, 1996 (the "Named Executive Officers").

                                               SUMMARY COMPENSATION TABLE
                                                                                 LONG-TERM
                                                        ANNUAL COMPENSATION     COMPENSATION
                                                                                 SECURITIES
                                                                                 UNDERLYING         ALL OTHER
      NAME AND PRINCIPAL POSITION            YEAR       SALARY($)     BONUS($)    OPTIONS(#)     COMPENSATION($)(1)
      ---------------------------            ----       ---------     --------  -------------   -------------------
Vincent J. Graziano                          1996        $190,443     $45,000               0                $4,750
PRESIDENT AND CO-CHIEF EXECUTIVE OFFICER     1995         182,516      40,000               0                 5,574
                                             1994         157,414      25,000          38,000                 5,080

Philip M. Lynch                              1996               0           0           2,000                  0(2)
CHAIRMAN OF THE BOARD AND CO-CHIEF           1995               0           0           2,000                  0(2)
EXECUTIVE OFFICER                            1994               0           0           2,000                  0(2)

Donald A. Kubik                              1996         152,749      45,000               0                 5,496
VICE PRESIDENT                               1995         136,487      35,000               0                 5,287
                                             1994         121,386      15,000          32,500                 4,238

Loren M. Ehrmanntraut                        1996         107,410      40,000               0                 5,159
TREASURER AND SECRETARY                      1995          92,811      30,000               0                 3,584
                                             1994          82,714      20,000          32,500                 2,884

-----------------------------

(1) Compensation hereunder consists of contributions to the 401(k) plans of the Named Executive Officers.

(2) Does not include any commissions payable to Inter Alia, an entity affiliated with Mr. Lynch, under a certain Manufacturer's Representative Agreement. See "Item 12 - Certain Relationships and Related Transactions."

C.       OPTION GRANTS AND EXERCISES.

         The following tables provide information for the year ended August 31, 1996 as to individual grants of options to purchase shares of the Common Stock, exercises of options and the potential realizable value of the options held by the Named Executive Officers at August 31, 1996.

                                            OPTION GRANTS IN FISCAL 1996

                                                 PERCENT OF TOTAL OPTIONS
                                                    GRANTED TO EMPLOYEES      EXERCISE OR BASE
         NAME             OPTIONS GRANTED(1)           IN FISCAL YEAR         PRICE ($/SHARE)      EXPIRATION DATE
         ----             ------------------           --------------         ---------------      ---------------
Philip M. Lynch                  2,000                      100%                   $6.750          August 31, 2000

----------------------------

(1) These options were granted under the Plan. The options vest in three equal installments on the first, second and third anniversary of the date of grant (9/1/95). To the extent not already exercisable, options granted under the Plan become immediately exercisable in full upon certain changes in control of the Company.


                                  AGGREGATED OPTION EXERCISES IN FISCAL 1996 AND
                                         FISCAL 1996 YEAR-END OPTION VALUES

                                                                 NUMBER OF UNEXERCISED        VALUE OF UNEXERCISED IN-THE-MONEY
                                                              OPTIONS AT AUGUST 31, 1996       OPTIONS AT AUGUST 31, 1996 (1)
                                                              --------------------------       ------------------------------
                        SHARES ACQUIRED ON       VALUE
         NAME              EXERCISE(#)        REALIZED($)     EXERCISABLE   UNEXERCISABLE      EXERCISABLE       UNEXERCISABLE
         ----              -----------        -----------     -----------   -------------      -----------       -------------
Vincent J. Graziano               0                   0          19,500         18,500           $38,750            $36,875
Philip M. Lynch                   0                   0           2,001          3,999             3,835              3,915
Donald A. Kubik               9,167              23,282           7,500         15,833            15,000             31,562
Loren M. Ehrmanntraut             0                   0          16,667         15,833            33,126             31,562

---------------------------

(1) Value is calculated as the excess of the market value of the Common Stock at August 31, 1996 over the exercise price. On August 31, 1996, the market value of the Common Stock was $5.00 per share.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

         The following table sets forth information regarding the beneficial ownership of the Common Stock of the Company as of November 15, 1996, unless other noted, (a) by each stockholder who is known by the Company to own beneficially more than 5% of the outstanding Common Stock, (b) by each director,
(c) each Named Executive Officer, and (d) by all executive officers and directors of the Company as a group.

                                                                 SHARES OF COMMON STOCK BENEFICIALLY OWNED(1)
                                                                 --------------------------------------------
                           NAME                                       AMOUNT                 PERCENT OF CLASS
                           ----                                       ------                 ----------------

Inter Alia Holding Company...............................           911,668 (2)                    21.7%
Herman H. Lee............................................           261,545 (3)                     6.2
Sidney Dworkin...........................................            50,501 (4)                     1.2
Vincent J. Graziano......................................            71,005 (5)                     1.7
Gerhard Hahn.............................................             2,500 (6)                      *
Dr. Donald A. Kubik......................................            88,340 (7)                     2.1
Richard G. Lareau........................................            31,677 (8)                      *
Philip M. Lynch..........................................             4,001 (9)                      *
Dr. Milan R. Vukcevich...................................               533(10)                      *
Loren M. Ehrmanntraut....................................            51,500(11)                     1.2
All directors and executive officers
as a group (10 persons)..................................         1,275,240(12)                    29.9

---------------------------
*Less than 1%.

(1) Shares not outstanding but deemed beneficially owned by virtue of the right of a person or member of a group to acquire them within 60 days are treated as outstanding only when determining the amount and percent owned by such person or group. Unless otherwise noted, all of the shares owned or held by individuals or entities possessing sole voting and investment power with respect to such shares.

(2) Includes 911,668 shares held of record by Inter Alia, a financial and management consulting firm of which Mr. Lynch, the Chairman of the Board of Directors and the Co-Chief Executive Officer of the Company, is a stockholder, officer and director.

(3)      Includes 259,545 shares beneficially owned by Mr. Lee, based on a
         Schedule 13G filed by Mr. Lee dated as of November 12, 1996. Includes 2,000 shares beneficially owned by Mr. Lee's wife as to which he disclaims any beneficial interest.

(4) Does not include 21,015 shares held by Sidelmar, a partnership in which Mr. Dworkin, a director of the Company, is a general partner. Includes 4,001 shares of Common Stock which may be acquired within 60 days pursuant to the exercise of options.

(5) Includes 20,500 shares of Common Stock which may be acquired within 60 days pursuant to the exercise of options.

(6) Includes 500 shares of Common Stock which may be acquired within 60 days pursuant to the exercise of options.

(7) Includes 8,333 shares of Common Stock which may be acquired within 60 days pursuant to the exercise of options.

(8) Includes 4,001 shares of Common Stock which may be acquired within 60 days pursuant to the exercise of options.

(9) Does not include 911,668 shares held of record or beneficially owned by Inter Alia Holding Company, of which Mr. Lynch is a stockholder, officer and director. Includes 4,001 shares of Common Stock which may be acquired within 60 days pursuant to the exercise of options.

(10) Includes 533 shares of Common Stock which may be acquired within 60 days pursuant to the exercise of options.

(11) Includes 17,500 shares of Common Stock which may be acquired within 60 days pursuant to the exercise of options.

(12) Includes (i) 911,668 shares held of record by Inter Alia Holding Company, a financial and management consulting firm of which Mr. Lynch, the Chairman of the Board of Directors and the Co-Chief Executive Officer of the Company, is a stockholder, officer and director, (ii) 21,015 shares held of record by Sidelmar, a partnership in which Mr. Dworkin, a director of the Company, is a general partner, and (iii) options to purchase 64,369 shares which are held by officers and directors of the Company which are exercisable within 60 days.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         On October 1, 1976, the Company entered into a Manufacturer's Representative Agreement with The Saxxon Organization, Incorporated (the "Agreement"). The Agreement has no expiration date and may be terminated by either party upon 60 days written notice. Effective January 9, 1980, the Agreement was assigned to Inter Alia, a financial and management consulting firm of which Philip M. Lynch, the Chairman of the Board of Directors of the Company, is a stockholder, officer and director. Under the Agreement, Inter Alia (or the "Representative") is entitled to commissions from the Company on the net proceeds of sales of the Company's product generated by Inter Alia. The Representative acts as an independent manufacture's representative of the Company. It has a non-exclusive worldwide right to offer for sale and solicit orders for the Company's products in accordance with prices determined by the Company. The Representative is responsible for all of its own operating expenses with no entitlement for reimbursement from the Company. The Representative has not effected any sales within the United States. The Representative's effort has developed sales outside the United States, specifically in France, which resulted in commissions of approximately $52,950, $52,057 and $29,700 for the fiscal years ending August 31, 1996, 1995, and 1994, respectively. In light of the Company's own domestic sales effort and its distributor network within the United States, the Company does not anticipate the Representative developing any sales within the United States. Additionally, the Company's expanding international joint venture program may also limit opportunities abroad for the Representative. Thus, the Company does not anticipate that the Representative will develop any significant sales volume for the Company.

         On February 1, 1982, each of Vincent J. Graziano, President of the Company, and Inter Alia, a financial and management consulting firm of which Philip M. Lynch, the Chairman of the Board of Directors of the Company, is a stockholder, officer and director, purchased 15,000 shares of the Common Stock from former employees who originally purchased the stock through the Company's Employee Retention and Incentive Plan. Both Mr. Graziano and Inter Alia purchased the stock and paid therefor by signing promissory notes dated February 1, 1982, each with a face value of $13,878 bearing interest at 5% per annum. Both notes were originally due on December 31, 1992 and were due on demand thereafter. As of August 31, 1995, Mr. Lynch paid all amounts due and owing under his promissory note, including accrued interest. As of August 31, 1995, the outstanding balance of the Graziano note, including prepaid and accrued interest, was $6,538. Mr. Graziano paid all amounts due and owing under his promissory note on October 15, 1995.

         On August 31, 1984 and November 30, 1990, Inter Alia purchased 119,083 and 100,000 shares, respectively, of the Common Stock and paid therefor by signing promissory notes. The August 31, 1984 promissory note (the "August Note") had a face value of $125,375 and bore interest at 11% per year. The August Note was originally due on December 31, 1992 and is currently due on demand. As of August 31, 1996, the outstanding balance of the August Note, including accrued interest, was $204,162. The November 30, 1990 promissory note (the "November Note") had a face value of $98,000 and bore interest, to be paid semi-annually, at the applicable federal rate. The November Note was due November 30, 1995. The outstanding balance of the November Note, including accrued interest, was paid in full in fiscal 1996.

         On April 25, 1994, Inter Alia exercised a warrant to purchase 233,000 shares of the Common Stock at an exercise price of $2.50 per share, for an aggregate exercise price of $582,500. In connection with such exercise, Inter Alia paid $4,660 in cash and issued a promissory note to the Company in the amount of $577,840, which note bore interest at 7.25% per annum and was due December 31, 1995. Marketable equity securities owned by Inter Alia served as collateral for the note. The outstanding balance of this note, including accrued interest, was paid in full in fiscal 1996.

         Inter Alia paid $48,943 and $13,878 of accrued interest and principal, respectively, in fiscal 1995 pursuant to the cancellation of commissions and other expense reimbursement due Inter Alia.

         Gerhard Hahn, a director of the Company, is a shareholder and General Manager of Knuppel KG. Knuppel KG is a 50% partner with the Company in a joint venture in Germany. The German joint venture entity has granted a loan of 750,000 DM to Knuppel KG. The loan is secured by Knuppel KG's equity in the German joint venture and bears interest at 7.5% per annum.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      EXHIBITS

         Reference is made to the Exhibit Index hereinafter contained, at page 38 of this Report.

         A copy of any exhibits listed or referred to herein will be furnished at a reasonable cost to any person who is a stockholder upon receipt from any such person of a written request for any such exhibit. Such request should be sent to: Mr. Loren M. Ehrmanntraut, 6680 N. Highway 49, Lino Lakes, Minnesota 55014; Attn: Stockholder Information.

         The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-KSB pursuant to Item 13(a):

         A. Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended August 31, 1993).

         B. Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-KSB for the fiscal year ended August 31, 1993).

         C.       1994 Stock Incentive Plan (incorporated by reference to
                  Exhibit 10.3 to the Company's Annual Report on Form 10-KSB for the year ended August 31, 1993).

(b)      REPORTS ON FORM 8-K

         The Company did not file any Current Reports on Form 8-K during the fourth quarter of fiscal 1996.



                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      NORTHERN TECHNOLOGIES
                                      INTERNATIONAL CORPORATION


Dated:  November 26, 1996             By: /s/ Vincent J. Graziano
                                         --------------------------------------
                                         Vincent J. Graziano
                                         President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant on November 26, 1996 in the capacities indicated.


NAME                                     TITLE
----                                     -----

/s/ Vincent J. Graziano                  Co-Chief Executive Officer, President and Director
---------------------------------        (principal executive officer)
Vincent J. Graziano

/s/ Loren M. Ehrmanntraut                Treasurer and Secretary (principal financial officer
---------------------------------        and principal accounting officer)
Loren M. Ehrmanntraut

/s/ Philip M. Lynch                      Co-Chief Executive Officer and Chairman of the Board of
---------------------------------        Directors
Philip M. Lynch

/s/ Sidney Dworkin                       Director
---------------------------------
Sidney Dworkin

/s/ Gerhard Hahn                         Director
---------------------------------
Gerhard Hahn

/s/ Donald A. Kubik, Ph.D.               Director
---------------------------------
Donald A. Kubik, Ph.D.

/s/ Richard G. Lareau                    Director
---------------------------------
Richard G. Lareau

/s/ Milan R. Vukcevich, Ph.D.            Director
---------------------------------
Milan R. Vukcevich, Ph.D.



                 NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
                  EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-KSB
                       FOR THE YEAR ENDED AUGUST 31, 1996

Item No.     Item                                      Method of Filing
--------     ----                                      ----------------

3.1           Certificate of Incorporation             Incorporated by reference to Exhibit 3.1
                                                       contained in the Registration Statement on Form
                                                       10 (File No. 0-19331).

3.2           Bylaws                                   Incorporated by reference to Exhibit 3.2
                                                       contained in the Registration Statement on Form
                                                       10 (File No. 0-19331).

10.1          Form of Incentive Stock Option           Incorporated by reference to Exhibit 10.1 to
              Agreement                                the Company's Annual Report on Form 10-KSB for
                                                       the fiscal year ended August 31, 1993.

10.2          Form of Non-Qualified Stock Option       Incorporated by reference to Exhibit 10.2 to
              Agreement                                the Company's Annual Report on Form 10-KSB for
                                                       the fiscal year ended August 31, 1993

10.3          1994 Stock Incentive Plan                Incorporated by reference to Exhibit 10.3 to
                                                       the Company's Annual Report on Form 10-KSB for
                                                       the year ended August 31, 1993

21.1          Subsidiaries of the Registrant           Filed herewith electronically.

27.1          Financial Data Schedule                  Filed herewith electronically.