Form 10QSB
period 1996-11-30
NORTHERN TECHNOLOGIES INTERNATIONAL CORP
filed 1997-01-14
CIK 875582

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


              Quarterly Report Pursuant to Section 13 or 15 (d) of
                       The Securities Exchange Act of 1934


For the Quarterly Period Ended:                         Commission File Number
       November 30, 1996                                       1-11038


                 NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
             (Exact name of registrant as specified in its charter)

           Delaware                                     41-0857886
(State of Incorporation)                 (I.R.S. Employer Identification Number)

                    6680 N. Highway 49, Lino Lakes, MN 55014
                    (Address of principal executive offices)

                                 (612) 784-1250
                         (Registrant's telephone number)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES   __X__         NO   _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                             Outstanding as of January 13, 1997
           -----                             ----------------------------------

Common Stock, $.02 par value                            4,206,308

                                           "This document consists of 11
                                           pages.  No exhibits are being filed."



PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

BALANCE SHEETS (UNAUDITED)
-----------------------------------------------------------------------------------------------------------

                                                                              NOVEMBER 30,       AUGUST 31,
                                                                                 1996               1996
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                  $ 3,385,990       $ 3,707,520
   Receivables:
      Trade, less allowance for doubtful accounts of $26,000                    1,261,940         1,127,975
      Corporate joint ventures                                                    533,379           524,577
   Inventories                                                                    521,295           584,212
   Prepaid expenses and other                                                      78,247            78,603
   Deferred income taxes                                                          170,000           170,000
                                                                              -----------       -----------
            Total current assets                                                5,950,851         6,192,887

PROPERTY AND EQUIPMENT, net                                                     1,006,773           980,816

OTHER ASSETS:
   Investments in corporate joint ventures                                      1,842,721         1,726,328
   Investment in foreign company                                                  159,879           159,879
   Deferred income taxes                                                           90,000            90,000
   Trading investment, principally cash at broker                                 250,000              --
   Other                                                                          114,140           164,140
                                                                              -----------       -----------
                                                                                2,456,740         2,140,347
                                                                              -----------       -----------
                                                                              $ 9,414,364       $ 9,314,050
                                                                              ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                           $   120,731       $   154,859
   Income taxes payable                                                            90,799           463,700
   Dividends payable                                                              504,733              --
   Accrued liabilities:
      Payroll                                                                     190,249           177,381
      Other                                                                       117,555           112,544
                                                                              -----------       -----------
            Total current liabilities                                           1,024,067           908,484

DEFERRED GROSS PROFIT                                                             109,000           109,000

STOCKHOLDERS' EQUITY:
   Preferred stock, no par value, authorized 10,000 shares, none issued
   Common stock, $.02 par value per share; authorized 10,000,000 shares;
      issued and outstanding 4,206,108 and 4,199,275, respectively                 84,122            83,985
   Additional paid-in capital                                                   5,192,586         5,158,344
   Retained earnings                                                            3,143,114         3,143,526
   Cumulative foreign currency translation adjustments                             (8,718)           40,518
                                                                              -----------       -----------
                                                                                8,411,104         8,426,373
   Notes and related interest receivable from purchase of common stock           (129,807)         (129,807)
                                                                              -----------       -----------
               Total stockholders' equity                                       8,281,297         8,296,566
                                                                              -----------       -----------
                                                                              $ 9,414,364       $ 9,314,050
                                                                              ===========       ===========

See notes to financial statements.



NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

STATEMENTS OF INCOME (UNAUDITED)
THREE MONTHS ENDED NOVEMBER 30, 1996 AND 1995
-------------------------------------------------------------------------------------------

                                                                    1996            1995
SALES                                                           $ 1,921,414     $ 1,618,599

COST OF GOODS SOLD                                                  912,702         757,610
                                                                -----------     -----------

GROSS PROFIT                                                      1,008,712         860,989

OPERATING EXPENSES:
   Selling                                                          268,421         193,259
   General and administrative                                       466,443         333,654
   Research, engineering, and technical support                     100,032          85,558
                                                                -----------     -----------
                                                                    834,896         612,471
                                                                -----------     -----------

OPERATING INCOME                                                    173,816         248,518

JOINT VENTURES AND FOREIGN COMPANY:
   Equity in income of corporate joint ventures and foreign
     company                                                        154,689         137,211
   Fees for technical assistance to corporate joint ventures        511,939         297,638
   Corporate joint ventures expense                                (121,001)       (108,310)
                                                                -----------     -----------
                                                                    545,627         326,539

OTHER INCOME:
   Interest income                                                    7,722          27,851
   Other income                                                       4,157           3,727
                                                                -----------     -----------
                                                                     11,879          31,578
                                                                -----------     -----------

INCOME BEFORE INCOME TAXES                                          731,322         606,635

INCOME TAXES                                                        210,000         170,000
                                                                -----------     -----------

NET INCOME                                                      $   521,322     $   436,635
                                                                ===========     ===========

NET INCOME PER COMMON AND COMMON
  EQUIVALENT SHARE                                              $       .12     $       .10
                                                                ===========     ===========

WEIGHTED AVERAGE NUMBER OF COMMON AND
  COMMON EQUIVALENT SHARES OUTSTANDING                            4,251,801       4,321,332
                                                                ===========     ===========

See notes to financial statements.



NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED NOVEMBER 30, 1996 AND 1995
-----------------------------------------------------------------------------------------------------

                                                                              1996             1995

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                             $   521,322     $   436,635
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation                                                             28,725          18,291
      Equity in income of corporate joint ventures and foreign company       (154,689)       (137,211)
      Dividend received from joint ventures                                    13,060            --
      Change in current assets and liabilities:
         Receivables:
            Trade                                                            (133,965)       (118,160)
            Corporate joint ventures                                           (8,802)        101,089
         Inventories                                                           62,917          69,099
         Prepaid expenses and other                                            50,356         (10,032)
         Accounts payable                                                     (34,128)        (19,646)
         Income taxes payable                                                (372,901)        (97,101)
         Accrued liabilities                                                   33,254          22,696
                                                                          -----------     -----------
            Total adjustments                                                (516,173)       (170,975)
                                                                          -----------     -----------
            Net cash provided by operating activities                           5,149         265,660

CASH FLOWS FROM INVESTING ACTIVITIES:
   Trading investment, principally cash at broker                            (250,000)           --
   Investment in joint ventures                                               (24,000)           --
   Additions to property                                                      (54,682)       (147,355)
                                                                          -----------     -----------
            Net cash used in investing activities                            (328,682)       (147,355)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repurchase of common stock                                                 (24,600)           --
   Payment on notes receivable from purchase of common stock                     --            68,035
   Issuance of common stock                                                    26,603          12,250
                                                                          -----------     -----------
            Net cash provided by financing activities                           2,003          80,285
                                                                          -----------     -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                         (321,530)        198,590

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            3,707,520       2,831,301
                                                                          -----------     -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $ 3,385,990     $ 3,029,891
                                                                          ===========     ===========

See notes to financial statements.



NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED NOVEMBER 30, 1996 AND 1995
--------------------------------------------------------------------------------

1.      INTERIM FINANCIAL INFORMATION

        In the opinion of management, the accompanying unaudited financial statements contain all necessary adjustments, which are of a normal recurring nature, to present fairly the financial position of Northern Technologies International Corporation as of November 30, 1996 and the results of its operations and its cash flows for the three months ended November 30, 1996 and 1995, in conformity with generally accepted accounting principles.

        These financial statements should be read in conjunction with the financial statements and related notes as of and for the year ended August 31, 1996 contained in the Company's filing on Form 10-KSB dated November 26, 1996 and with Management's Discussion and Analysis or Plan of Operation appearing on pages 7 through 9 of this quarterly report.

2.      INVENTORIES

        Inventories consist of the following:

                                                November 30,       August 31,
                                                    1996              1996

        Production materials                   $     125,324      $     150,139
        Work in process                               26,487             22,619
        Finished goods                               369,484            411,454
                                               -------------      -------------
                                               $     521,295      $     584,212
                                               =============      =============

3.      PROPERTY AND EQUIPMENT

        Property and equipment consist of the following:

                                                November 30,       August 31,
                                                    1996              1996

        Land                                   $     246,097     $      246,097
        Buildings and improvements                 1,025,177            979,369
        Machinery and equipment                      596,411            587,537
                                               -------------      -------------
                                                   1,867,685          1,813,003
       Less accumulated depreciation                 860,912            832,187
                                               -------------      -------------
                                               $   1,006,773      $     980,816
                                               =============      =============

4.      TRADING INVESTMENT, PRINCIPALLY CASH AT BROKER

        During the three months ended November 30, 1996, the Company entered in to an agreement (the Agreement) with a company to start a day trading program. The program's objectives are to make purchase and sales of shares on the New York Stock Exchange involving rapid turnover of market positions within a trading day. The Agreement required the Company to deposit $250,000 in a trading account at a broker for an indefinite period of time.

5.      STOCKHOLDERS' EQUITY

        During the three months ended November 30, 1996, the Company acquired and retired 5,000 shares of common stock for $24,600.

        In November 1996, six employees received a total of 3,000 shares of common stock for services provided in fiscal 1996. The fair value of the common stock issued was determined based on the market value of the Company's common stock on the grant date and was accrued in fiscal 1996.

        During the three months ended November 30, 1996, stock options for the purchase of 8,833 shares of the Company's common stock were exercised at prices between $3.00 and $3.13 per share.

6.      SUPPLEMENTAL CASH FLOW INFORMATION

        During the three months ended November 30, 1996, the Company declared a cash dividend of $.12 per share payable on December 20, 1996 to shareholders of record on December 6, 1996.

        During the three months ended November 30, 1995, the Company declared a cash dividend of $.10 per share payable on December 18, 1995 to shareholders of record on December 4, 1995.

7.      INCOME PER SHARE

        Income per share of common stock was computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during each period. This amount includes common stock equivalents of 53,164 and 73,218 in the first quarter of fiscal 1997 and 1996, respectively, resulting from the assumed exercise of outstanding warrants and options using the treasury stock method.



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

GENERAL - The Company conducts all foreign transactions based on the U.S. dollar, except for its investments in foreign joint ventures. The exchange rate differential relating to investments in foreign joint ventures is accounted for under the requirements of SFAS No. 52.

SALES - Net sales increased by $302,815 during the first quarter of fiscal 1997 from those in the first quarter of fiscal 1996. This increase was due to an increase in demand for corrosion inhibiting products.

COST OF SALES - Cost of goods sold as a percentage of net sales was 48% for the first quarter of fiscal 1997 compared to 47% for the first quarter of fiscal 1996. The variation is primarily due to the mix of product sales.

OPERATING EXPENSES - As a percentage of sales, total operating expenses increased from 38% in the first quarter of fiscal 1996 to 43% in the first quarter of fiscal 1997.

Operating expense classification percentages of sales were as follows:

                                                             Three Months Ended
                                                                 November 30
                                                             1996           1995

        Selling                                               14%            12%
        General and administrative                            24%            21%
        Research, engineering, and technical support           5%            5%

Selling expenses increased for the first three months of fiscal 1997 as compared to the same period in 1996 due primarily to increases in sales staff salaries, travel and distributor commissions. Selling expenses as a percentage of sales also increased for the three months ended November 30, 1996 as compared to the same period in fiscal 1996 due to the increase in sales in fiscal 1997 not offsetting the effect of the increase in fiscal 1997 selling expenses.

General and administrative expenses increased for the first three months of fiscal 1997 as compared to the same period in 1996 due primarily to increases in salary expense and travel expense. General and administrative expenses as a percentage of sales also increased for the three months ended November 30, 1996 as compared to the same period in fiscal 1996 due to the increase in sales in fiscal 1997 not offsetting the effect of the increase in fiscal 1997 general and administrative expenses.

Research, engineering and technical support expenses for the first three months of fiscal 1997 were higher than the comparable period in fiscal 1996 due primarily to increases in staff salaries and travel. Such expenses, as a percentage of sales, were substantially unchanged for the first three months of fiscal 1997 as compared to the same period in fiscal 1996.

JOINT VENTURES AND FOREIGN COMPANY - Net earnings from joint ventures and foreign company increased in the first three months of fiscal 1997 to $545,627 from $326,539 in the first three months of fiscal 1996. This net increase reflects increased sales volume at the Company's corporate joint ventures, partially offset by higher travel and legal expenses incurred by the Company in its corporate joint ventures and in establishing new corporate joint ventures.

INCOME TAXES - Income tax expense for the three months ended November 30, 1996 and 1995 was calculated based upon management's estimate of the annual effective rates. The effective income tax rates for fiscal 1997 and 1996 is lower than the statutory rate primarily due to equity in income of joint ventures and foreign company being recognized on an after tax basis for these entities. To the extent the joint ventures' undistributed earnings are distributed to the Company, it does not result in any material additional income tax liability after the application of foreign tax credits.

LIQUIDITY AND CAPITAL RESOURCES

At November 30, 1996, the Company's working capital was $4,926,784, including $3,385,990 in cash and cash equivalents, compared to working capital of $5,284,403 including cash and cash equivalents of $3,707,520 as of August 31, 1996.

Net cash provided from operations has been sufficient to meet liquidity requirements, capital expenditures, research and development costs and expansion of operations of the Company's joint ventures. Cash flows from operations for the three months ended November 30, 1996 and 1995 was $5,149 and $265,660, respectively. The net cash flow from operations for the three months ended November 30, 1996 resulted principally from net income offset by equity income of corporate joint ventures and foreign company and a decrease in income taxes payable. The net cash flow from operations for the three months ended November 30, 1995 resulted principally from net income offset by equity in income of corporate joint ventures and foreign company.

Cash used in investing activities for the three months ended November 30, 1996 was $328,682, which resulted from investments in corporate joint ventures, additions to property and trading investment, principally cash at broker. Cash used in investing activities for the three months ended November 30, 1995 was $147,355, which resulted from additions to property.

Cash provided by financing activities for the three months ended November 30, 1996 was $2,003, which resulted from payments received of $26,603 from the exercise of stock options offset by the repurchase of common stock of $24,600. Cash provided by financing activities for the three months ended November 30, 1995 was $80,285, which resulted from a payment received of $68,035 on notes receivable from the purchase of common stock and $12,250 from the exercise of stock options.

The Company expects to meet future liquidity requirements with its existing cash and cash equivalents and from cash flows of future operating earnings and distributions of earnings and technical assistance fees from the corporate joint venture investments.

The Company has no long-term debt and no material lease commitments at November 30, 1996.

The Company has no postretirement benefit plan and does not anticipate establishing any post retirement benefit program.

RECENTLY ISSUED ACCOUNTING STANDARDS

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. SFAS No. 123 encourages companies to adopt a new accounting method that accounts for stock compensation awards based on their estimated fair value at the date they are granted. However, companies are permitted to continue following current accounting requirements for employee stock-based transactions, which generally do not result in an expense charge for most options if the exercise price is at least equal to the fair market value of the stock at the date of grant. Companies that continue to follow existing standards would be required to disclose in a note to the financial statements the effect on net income and net income per share had the Company recognized expense for options issued to employees based on SFAS No. 123. SFAS No. 123 is effective for the Company's fiscal year ending August 31, 1997 and will require disclosure information in those financial statements about stock options granted in fiscal 1996 and thereafter. The Company has determined that it will not adopt the fair value method prescribed by SFAS No. 123 for employee stock-based transactions. The "as if" disclosures will be included in the Company's annual financial statements for the year ending August 31, 1997.



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

                                NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION



                                /s/ Loren M. Ehrmanntraut
January 13, 1997                -----------------------------------------------
                                Loren M. Ehrmanntraut
                                Secretary and Treasurer