Form 10QSB
period 1997-02-28
NORTHERN TECHNOLOGIES INTERNATIONAL CORP
filed 1997-04-14
CIK 875582

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


               Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934


For the Quarterly Period Ended:                          Commission File Number
       February 28, 1997                                         1-11038

                 NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
             (Exact name of registrant as specified in its charter)

          Delaware                                      41-0857886
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

                         YES  ___X___       NO  _______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                Outstanding as of April 11, 1997
Common Stock, $.02 par value                               4,206,308


                                            "This document consists of eleven
                                            pages. No exhibits are being filed."



PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS



NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

BALANCE SHEETS (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------------

                                                                            FEBRUARY 28,      AUGUST 31,      FEBRUARY 29,
                                                                                1997             1996             1996
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                $ 3,052,595      $ 3,707,520      $ 3,349,109
   Receivables:
      Trade, less allowance for doubtful accounts of $28,000,
         $26,000, and $27,000, respectively                                   1,253,666        1,127,975          978,014
      Corporate joint ventures                                                  449,770          524,577          375,750
   Inventories                                                                  556,733          584,212          560,884
   Prepaid expenses and other                                                    67,418           78,603           78,944
   Deferred income taxes                                                        170,000          170,000          110,000
                                                                            -----------      -----------      -----------
            Total current assets                                              5,550,182        6,192,887        5,452,701

PROPERTY AND EQUIPMENT, net                                                   1,001,496          980,816          674,602

OTHER ASSETS:
   Investments in corporate joint ventures                                    1,909,280        1,726,328        1,434,010
   Investment in European holding company                                       254,375             --               --
   Investment in foreign company                                                159,879          159,879          155,800
   Trading investment                                                           250,000             --               --
   Deferred income taxes                                                         90,000           90,000          100,000
   Other                                                                        114,140          164,140          103,092
                                                                            -----------      -----------      -----------
                                                                              2,777,674        2,140,347        1,792,902
                                                                            -----------      -----------      -----------
                                                                            $ 9,329,352      $ 9,314,050      $ 7,920,205
                                                                            ===========      ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                         $   201,515      $   154,859      $   196,982
   Income taxes                                                                 106,579          463,700          104,534
   Accrued liabilities:
      Payroll                                                                    73,197          177,381           77,966
      Other                                                                     134,761          112,544          117,398
                                                                            -----------      -----------      -----------
            Total current liabilities                                           516,052          908,484          496,880

DEFERRED GROSS PROFIT                                                           109,000          109,000          100,500

STOCKHOLDERS' EQUITY:
   Preferred stock, no par value, authorized 10,000 shares, none issued
   Common stock, $.02 par value per share; authorized
      10,000,000 shares; issued and outstanding 4,206,308,
      4,199,275, and 4,237,773, respectively                                     84,126           83,985           84,755
   Additional paid-in capital                                                 5,193,207        5,158,344        5,202,316
   Retained earnings                                                          3,684,904        3,143,526        2,102,809
   Cumulative foreign currency translation adjustments                         (128,130)          40,518           62,752
                                                                            -----------      -----------      -----------
                                                                              8,834,107        8,426,373        7,452,632
   Notes and related interest receivable from purchase of
      common stock                                                             (129,807)        (129,807)        (129,807)
                                                                            -----------      -----------      -----------
               Total stockholders' equity                                     8,704,300        8,296,566        7,322,825
                                                                            -----------      -----------      -----------
                                                                            $ 9,329,352      $ 9,314,050      $ 7,920,205
                                                                            ===========      ===========      ===========

See notes to financial statements.





NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

STATEMENTS OF INCOME (UNAUDITED)
-----------------------------------------------------------------------------------------------------------

                                                   THREE MONTHS ENDED                SIX MONTHS ENDED
                                            -----------------------------     -----------------------------
                                            FEBRUARY 28,     FEBRUARY 29,     FEBRUARY 28,     FEBRUARY 29,
                                                 1997            1996             1997             1996
SALES                                       $ 2,092,961      $ 1,607,319      $ 4,014,375      $ 3,225,918

COST OF GOODS SOLD                              969,976          763,603        1,882,678        1,521,213
                                            -----------      -----------      -----------      -----------

GROSS PROFIT                                  1,122,985          843,716        2,131,697        1,704,705

OPERATING EXPENSES:
   Selling                                      322,882          212,825          591,303          406,084
   General and administrative                   352,954          181,174          819,397          514,828
   Research, engineering, and
     technical support                          119,396          103,366          219,428          188,924
                                            -----------      -----------      -----------      -----------
                                                795,232          497,365        1,630,128        1,109,836
                                            -----------      -----------      -----------      -----------

OPERATING INCOME                                327,753          346,351          501,569          594,869

JOINT VENTURES AND FOREIGN
     COMPANY:
   Equity in income of corporate
     joint ventures and foreign company         129,399           85,420          284,088          222,631
   Fees for technical assistance to
     corporate joint ventures                   469,432          375,340          981,371          672,978
   Corporate joint venture expense             (130,994)        (180,238)        (251,995)        (288,548)
                                            -----------      -----------      -----------      -----------
                                                467,837          280,522        1,013,464          607,061

OTHER INCOME:
   Interest income                               57,472           43,551           65,194           71,402
   Other income                                   3,727             --              7,884            3,727
                                            -----------      -----------      -----------      -----------
                                                 61,199           43,551           73,078           75,129
                                            -----------      -----------      -----------      -----------

INCOME BEFORE INCOME TAXES                      856,789          670,424        1,588,111        1,277,059

INCOME TAXES                                    315,000          230,000          525,000          400,000
                                            -----------      -----------      -----------      -----------

NET INCOME                                  $   541,789      $   440,424      $ 1,063,111      $   877,059
                                            ===========      ===========      ===========      ===========

NET INCOME PER COMMON SHARE                 $       .13      $       .10      $       .25      $       .20
                                            ===========      ===========      ===========      ===========

WEIGHTED AVERAGE NUMBER OF
   COMMON AND COMMON
   EQUIVALENT SHARES OUTSTANDING              4,275,224        4,308,573        4,262,998        4,315,018
                                            ===========      ===========      ===========      ===========

See notes to financial statements.




NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

STATEMENTS OF CASH FLOWS (UNAUDITED)
-------------------------------------------------------------------------------------------------

                                                                          SIX MONTHS ENDED
                                                                    ----------------------------
                                                                    FEBRUARY 28,     FEBRUARY 29,
                                                                        1997             1996
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                       $ 1,063,111      $   877,059
   Adjustments to reconcile net income to net cash provided
       by operating activities:
     Depreciation                                                        57,450           37,775
     Equity income of joint ventures                                   (284,088)        (222,631)
     Dividend received from joint ventures                               39,555          109,876
     Change in current assets and liabilities:
       Receivables:
         Trade                                                         (125,691)        (146,577)
         Joint ventures                                                  74,807           30,880
       Inventories                                                       27,479          (30,290)
       Prepaid expenses and other                                        61,186          (23,081)
       Accounts payable                                                  46,656           62,439
       Income taxes                                                    (357,121)         (37,846)
       Accrued liabilities                                              (66,592)         (30,041)
                                                                    -----------      -----------
           Total adjustments                                           (526,359)        (249,496)
                                                                    -----------      -----------
           Net cash provided by operating activities                    536,752          627,563

CASH FLOWS FROM INVESTING ACTIVITIES:
   Trading investment                                                  (250,000)            --
   Investment in European holding company                              (254,375)            --
   Investments in joint ventures                                       (107,067)            --
   Additions to property                                                (78,130)        (370,128)
   Payment on notes receivable from purchase of common stock               --            743,875
                                                                    -----------      -----------
           Net cash (used in) provided by investing activities         (689,572)         373,747

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options                               27,228           12,250
   Repurchase of common stock                                           (24,600)         (70,875)
   Dividends paid                                                      (504,733)        (424,877)
                                                                    -----------      -----------
           Net cash used in financing activities                       (502,105)        (483,502)
                                                                    -----------      -----------

NET (DECREASE) INCREASE IN CASH AND
   CASH EQUIVALENTS                                                    (654,925)         517,808

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      3,707,520        2,831,301
                                                                    -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $ 3,052,595      $ 3,349,109
                                                                    ===========      ===========

See notes to financial statements.




NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1.      INTERIM FINANCIAL INFORMATION

        In the opinion of management, the accompanying unaudited financial statements contain all necessary adjustments, which are of a normal recurring nature, to present fairly the financial position of Northern Technologies International Corporation as of February 28, 1997 and February 29, 1996, the results of operations for the three and six months ended February 28, 1997 and February 29, 1996, and the cash flows for the six months ended February 28, 1997 and February 29, 1996, in conformity with generally accepted accounting principles.

        These financial statements should be read in conjunction with the financial statements and related notes as of and for the year ended August 31, 1996 contained in the Company's filing on Form 10-KSB dated November 26, 1996 and with Management's Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 7 through 9 of this quarterly report.

2.      INVENTORIES

        Inventories consist of the following:

                                         February 28,    August 31,    February 29,
                                             1997           1996           1996
        Production materials             $  130,276      $  150,139     $  137,641
        Work in process                      31,177          22,619         28,574
        Finished goods                      395,280         411,454        394,669
                                         ----------      ----------     ----------
                                         $  556,733      $  584,212     $  560,884
                                         ==========      ==========     ==========

3.      PROPERTY AND EQUIPMENT

        Property and equipment consist of the following:

                                          February 28,      August 31,    February 29,
                                             1997             1996           1996

        Land                             $    246,097     $   246,097    $    241,196
        Buildings and improvements          1,044,996         979,369         553,907
        Machinery and equipment               600,040         587,537         583,926
        Deposits                                   -               -           97,616
                                         ------------     -----------    ------------
                                            1,891,133       1,813,003       1,476,645
        Less accumulated depreciation         889,637         832,187         802,043
                                         ------------     -----------    ------------
                                         $  1,001,496     $   980,816    $    674,602
                                         ============     ===========    ============

4.      INVESTMENTS IN CORPORATE JOINT VENTURES AND
        EUROPEAN HOLDING COMPANY

        During the six months ended February 28, 1997, the Company invested $107,067 in foreign joint ventures. The Company has a 50% ownership interest in each entity. The entities had no significant operations prior to the Company's investment.

        During the six months ended February 28, 1997, the Company invested $254,375 for a 50% ownership interest in a European holding company. To date, the entity has been inactive.

5.      TRADING INVESTMENT

        During the three months ended November 30, 1996, the Company entered into an agreement (the Agreement) with a company to start a day trading program. The program's objectives generally are to make purchase and sales of shares on the New York Stock Exchange involving rapid turnover of market positions within a trading day. The Agreement required the Company to deposit $250,000 in a trading account at a broker for an indefinite period of time.

6.      STOCKHOLDERS' EQUITY

        During the six months ended February 28, 1997, the Company acquired and retired 5,000 shares of common stock for $24,600.

        In November 1996, the Company declared a cash dividend of $.12 per share payable on December 20, 1996 to shareholders of record on December 6, 1996.

        In November 1996, six employees received a total of 3,000 shares of common stock for services provided in fiscal 1996. The fair value of the common stock issued was determined based on the market value of the Company's common stock on the grant date and was accrued in fiscal 1996.

        During the six months ended February 28, 1997, stock options for the purchase of 9,033 shares of the Company's common stock were exercised at prices between $3.00 and $3.13 per share.

7.      INCOME PER SHARE

        Income per common and common equivalent share was computed by dividing net income by the weighted average number of shares of common and common equivalent shares outstanding during each period. This amount includes common stock equivalents of 68,983 and 61,073 for the three and six months ended February 28, 1997, respectively, and 65,219 and 69,219 from the three and six months ended February 29, 1996, respectively, assumed for the exercise of outstanding options using the treasury stock method.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

GENERAL - The Company conducts all foreign transactions based on the U.S. dollar, except for its investments in foreign joint ventures. The exchange rate differential relating to investments in foreign joint ventures is accounted for under the requirements of SFAS No. 52.

SALES - Net sales increased by $485,642 or 30% during the second quarter of 1997 from those of the second quarter of 1996. Net sales increased by $788,457 or 24% during the six months ended February 28, 1997 compared to the six months ended February 29, 1996. These changes in sales are due to the volume of corrosion inhibiting products sold to existing or new customers. There has been no change in product pricing, introduction of new products, or entry into any particular new markets.

COST OF SALES - Cost of goods sold as a percentage of net sales for the second quarter of 1997 was 46% compared to 48% for the second quarter of 1996. The cost of goods sold percentage of net sales was 47% for the six months ended February 28, 1997 and February 29, 1996. Variations are due primarily to the mix of product sales.

OPERATING EXPENSES - As a percentage of net sales, total operating expenses increased from 31% in the second quarter of fiscal 1996 to 38% in the second quarter of fiscal 1997. Operating expenses were 41% of net sales for the six months ended February 28, 1997 and 34% for the six months ended February 29, 1996.

Operating expense classification percentages of net sales were as follows:

                                      Three Months Ended                    Six Months Ended
                                ------------------------------       --------------------------------
                                February 28,      February 29,       February 28,        February 29,
                                    1997              1996               1997                1996
Selling expense                     15%               13%                15%                 12%
General and administrative          17                11                 20                  16
Research, engineering, and
   technical support                 6                 7                  6                   6


Selling expenses increased during the second quarter of fiscal 1997 as compared to the same period in fiscal 1996 due to increase in staff salaries, distributor commissions, and travel. These same factors account for the increase in the selling expense for the six months ended February 28, 1997 over the same period in fiscal 1996. Selling expenses as a percentage of net sales increased for the quarter and six months ended February 28, 1997 as compared to the same period in fiscal 1996 due to the increased level of net sales in fiscal 1997 not fully offsetting the effect of increased fiscal 1997 selling expenses.

General and administrative expenses increased during the second quarter of fiscal 1997 as compared to the same period in fiscal 1996 due to increases in salary expense, travel, and real estate taxes and other expenses associated with the Company's expanded warehouse facility completed in December 1996. These same factors account for the increase in the general and administrative expenses for the six months ended February 28, 1997 over the same period in fiscal 1996. General and administrative expenses as a percentage of net sales increased for the quarter and six months ended February 28, 1997 as compared to the same period in fiscal 1996 due to the increased level of net sales in fiscal 1997 not fully offsetting the effect of increased fiscal 1997 general and administrative expenses.

Research, engineering, and technical support expenses increased during the second quarter of fiscal 1997 as compared to the same period in fiscal 1996 due primarily to increases in staff salaries and travel. These same factors account for the increase in research, engineering, and technical support expenses for the six months ended February 28, 1997 over the same period in fiscal 1996. Such expenses, as a percentage of sales were largely unchanged for the three and six month periods ended February 28, 1997 as compared to fiscal 1996 periods.

JOINT VENTURES AND FOREIGN COMPANY - Net earnings from corporate joint ventures and foreign company were $467,837 and $1,013,464 for the three and six months ended February 28, 1997, respectively, compared to $280,522 and $607,061 for the three and the six months ended February 29, 1996. This net increase reflects increased sales volume at the Company's corporate joint ventures and reduced travel and legal expense incurred by the Company in its support of existing and new corporate joint ventures.

INCOME TAXES - Income tax expense for the three and six months ended February 28, 1997 and February 29, 1996 was calculated based on management's estimate of the Company's annual effective income tax rate. The Company's effective income tax rate for fiscal 1997 and 1996 is lower than the statutory rate primarily due to the Company's equity in income of corporate joint ventures and foreign company being recognized based on after tax earnings of these entities. To the extent joint venture's undistributed earnings are distributed to the Company, it does not result in any material additional income tax liability after the application of foreign tax credits.

LIQUIDITY AND CAPITAL RESOURCES

At February 28, 1997, the Company's working capital was $5,034,130, including $3,052,595 in cash and cash equivalents, compared to working capital of $5,284,403 and $4,955,821 as of August 31, 1996 and February 29, 1996,
respectively.

Net cash provided from operations has been sufficient to meet liquidity requirements, capital expenditures, research and development cost, and expansion of operations of the Company's joint ventures. Cash flows from operations for the six months ended February 28, 1997 and February 29, 1996 was $536,752 and $627,563, respectively. The net cash flow from operations for the six months ended February 28, 1997 and February 29, 1996 resulted principally from net income and joint venture dividends offset by equity income of joint ventures and increased trade receivables. During the six months ended February 28, 1997, the net cash flow from operations was further reduced by payments on income tax liabilities.

Net cash used in investing activities for the six months ended February 28, 1997 was $689,572 which resulted from investments in joint ventures and European holding company, additions to property, and trading investment. Net cash provided by investing activities for the six months ended February 29, 1996 was $373,747 of which $743,875 related to the payments received on notes receivable offset by additions to property of $370,128.

Net cash used in financing activities for the six months ended February 28, 1997 was $502,105 which resulted from the payment of dividends to stockholders of $504,733 and the repurchase of common stock of $24,600 offset by proceeds from the exercise of stock options of $27,228. Net cash used in financing activities for the six months ended February 29, 1996 resulted from the payment of dividends to stockholders of $424,877 and the repurchase of common stock of $70,875 offset by proceeds of $12,250 from the exercise of stock options.

The Company expects to meet future liquidity requirements with its existing cash and cash equivalents and from cash flows of future operating earnings and distributions of earnings and technical assistance fees from the corporate joint venture investments.

The Company has no long-term debt and no material lease commitments at February 28, 1997.

The Company has no postretirement benefit plan and does not anticipate establishing any postretirement benefit program.

RECENTLY ISSUED ACCOUNTING STANDARD

In October 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. SFAS No. 123 encourages companies to adopt a new accounting method that accounts for stock compensation awards based on their estimated fair value at the date they are granted. However, companies are permitted to continue following current accounting requirements for employee stock-based transactions, which generally do not result in an expense charge for most options if the exercise price is at least equal to the fair market value of the stock at the date of grant. Companies that continue to follow existing standards would be required to disclose in a note to the financial statements the effect on net income and net income per share had the Company recognized expense for options issued to employees based on SFAS No.
123. SFAS No. 123 is effect for the Company's fiscal year ending August 31, 1997 and will require disclosure information in those financial statements about stock options granted in fiscal 1996 and thereafter. The Company has determined that it will not adopt the fair value method prescribed by SFAS No. 123 for employee stock-based transactions. The "as if" disclosures will be included in the Company's annual financial statements for the year ending August 31, 1997.

In February 1997, the FASB issued SFAS No. 128, EARNINGS PER SHARE, which is effective for interim and annual reporting periods ending after December 15, 1997. The implementation of SFAS No. 128 is expected to increase earnings per share by an immaterial amount.

SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15, EARNINGS PER SHARE, and replaces the presentation of primary earning per share with a presentation of basic earnings per share. It also requires dual presentation for all entities with complex capital structures and provides guidance on other computational changes.


PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None

ITEM 2 - CHANGES IN SECURITIES

None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

By proxy solicitation, the following items were voted on by the Company's stockholders at the Company's annual stockholders' meeting held February 14, 1997:

1.   ELECTION OF DIRECTORS:

     The following unopposed nominees for Director were elected: Philip M. Lynch, Vincent J. Graziano, Sidney Dworkin, Richard G. Lareau, Donald A. Kubik, Gerhard Hahn, and Milan R. Vukcevich. Each of the seven nominees for Director received at least 99.5% of the votes cast.

2.   APPOINTMENT OF DELOITTE & TOUCHE LLP AS INDEPENDENT AUDITORS.

     The appointment of Deloitte & Touche LLP as independent auditors of the Company for the fiscal year ending August 31, 1997 was ratified. Total votes cast:

         For                      3,738,674
         Against                      4,050
         Abstain                      8,036

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

None



                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                 NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION


April 11, 1997

                                     /s/ Loren M. Ehrmanntraut
                                     ------------------------------------------
                                     Loren M. Ehrmanntraut
                                     Secretary and Treasurer