Form 10-Q
period 1997-05-31
NORTHERN TECHNOLOGIES INTERNATIONAL CORP
filed 1997-07-11
CIK 875582

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


               Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934


For the Quarterly Period Ended:                          Commission File Number
         May 31, 1997                                            1-11038

                 NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
             (Exact name of registrant as specified in its charter)

        Delaware                                      41-0857886
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

                            YES __X__       NO _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                 Outstanding as of July 9, 1997
Common Stock, $.02 par value                               4,202,308


                                             This document consists of eleven
                                             pages. No exhibits are being filed.



PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

BALANCE SHEETS (UNAUDITED)

                                                                                     MAY 31,        AUGUST 31,       MAY 31,
                                                                                      1997            1996            1996
                                                                                  ------------    ------------    ------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                      $  3,605,505    $  3,707,520    $  3,392,612
   Receivables:
     Trade, less allowance for doubtful accounts of $29,000, $26,000,
       and $26,500, respectively                                                     1,294,850       1,127,975         979,167
     Corporate joint ventures                                                          484,650         524,577         409,817
   Inventories                                                                         573,536         584,212         627,264
   Prepaid expenses and other                                                           51,708          78,603          59,238
   Deferred income taxes                                                               170,000         170,000         110,000
                                                                                  ------------    ------------    ------------
           Total current assets                                                      6,180,249       6,192,887       5,578,098

PROPERTY AND EQUIPMENT, net                                                            977,666         980,816         809,815

OTHER ASSETS:
   Investments in corporate joint ventures                                           2,145,571       1,726,328       1,448,161
   Investment in European holding company                                              254,375            --              --
   Investment in foreign company                                                       159,879         159,879         155,068
   Trading investment                                                                  250,000            --              --
   Deferred income taxes                                                                90,000          90,000         100,000
   Other                                                                               114,140         164,140         103,092
                                                                                  ------------    ------------    ------------
                                                                                     3,013,965       2,140,347       1,806,321
                                                                                  ------------    ------------    ------------
                                                                                  $ 10,171,880    $  9,314,050    $  8,194,234
                                                                                  ============    ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                               $    118,338    $    154,859    $    116,591
   Income taxes                                                                        222,414         463,700         180,295
   Accrued liabilities:
     Payroll                                                                           141,326         177,381          63,073
     Other                                                                             134,691         112,544          60,916
                                                                                  ------------    ------------    ------------
           Total current liabilities                                                   616,769         908,484         420,875

DEFERRED GROSS PROFIT                                                                  118,000         109,000         100,500

STOCKHOLDERS' EQUITY:
   Preferred stock, no par value, authorized 10,000 shares, none issued
   Common stock, $.02 par value per share; authorized 10,000,000 shares; issued
     and outstanding 4,206,308, 4,199,275, and 4,216,190 shares, respectively           84,126          83,985          84,324
   Additional paid-in capital                                                        5,193,207       5,158,344       5,183,717
   Retained earnings                                                                 4,418,164       3,143,526       2,500,443
   Cumulative foreign currency translation adjustments                                (128,579)         40,518          34,182
                                                                                  ------------    ------------    ------------
                                                                                     9,566,918       8,426,373       7,802,666
   Notes and related interest receivable from purchase of common stock                (129,807)       (129,807)       (129,807)
                                                                                  ------------    ------------    ------------
           Total stockholders' equity                                                9,437,111       8,296,566       7,672,859
                                                                                  ------------    ------------    ------------
                                                                                  $ 10,171,880    $  9,314,050    $  8,194,234
                                                                                  ============    ============    ============

See notes to financial statements.




NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

STATEMENTS OF INCOME (UNAUDITED)

                                                                   THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                         MAY 31                        MAY 31
                                                               --------------------------    --------------------------
                                                                   1997           1996            1997           1996
SALES                                                          $ 2,518,582    $ 1,751,478    $ 6,532,957    $ 4,977,396

COST OF GOODS SOLD                                               1,201,326        809,361      3,084,004      2,330,574
                                                               -----------    -----------    -----------    -----------

GROSS PROFIT                                                     1,317,256        942,117      3,448,953      2,646,822

OPERATING EXPENSES:
   Selling                                                         241,033        191,778        832,336        597,862
   General and administrative                                      529,735        315,945      1,349,132        830,773
   Research, engineering, and technical support                    107,199        108,959        326,627        297,883
                                                               -----------    -----------    -----------    -----------
                                                                   877,967        616,682      2,508,095      1,726,518
                                                               -----------    -----------    -----------    -----------

OPERATING INCOME                                                   439,289        325,435        940,858        920,304

JOINT VENTURES AND FOREIGN COMPANY:
   Equity in income of corporate joint ventures
     and foreign company                                           185,740        116,214        469,828        338,845
   Fees for technical assistance to corporate joint ventures       573,841        344,094      1,555,212      1,017,072
   Corporate joint venture expense                                (127,034)       (97,678)      (379,029)      (386,226)
                                                               -----------    -----------    -----------    -----------
                                                                   632,547        362,630      1,646,011        969,691

OTHER INCOME:
   Interest income                                                  36,311         41,519        101,505        112,921
   Other income                                                        113          7,455          7,997         11,182
                                                               -----------    -----------    -----------    -----------
                                                                    36,424         48,974        109,502        124,103
                                                               -----------    -----------    -----------    -----------

INCOME BEFORE INCOME TAXES                                       1,108,260        737,039      2,696,371      2,014,098

INCOME TAXES                                                       375,000        230,000        900,000        630,000
                                                               -----------    -----------    -----------    -----------

NET INCOME                                                     $   733,260    $   507,039    $ 1,796,371    $ 1,384,098
                                                               ===========    ===========    ===========    ===========

NET INCOME PER COMMON AND
  COMMON EQUIVALENT SHARE                                      $       .17    $       .12    $       .42    $       .32
                                                               ===========    ===========    ===========    ===========

WEIGHTED AVERAGE NUMBER OF COMMON AND
   COMMON EQUIVALENT SHARES OUTSTANDING                          4,274,164      4,300,718      4,266,742      4,310,226
                                                               ===========    ===========    ===========    ===========

See notes to financial statements.




NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

              STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                             NINE MONTHS ENDED
                                                                                  MAY 31
                                                                        --------------------------
                                                                            1997           1996
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                           $ 1,796,371    $ 1,384,098
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                            86,175         57,760
     Equity in income of corporate joint ventures and foreign company      (469,828)      (338,845)
     Dividends received from joint ventures                                  39,555        184,101
     Deferred gross profit                                                    9,000           --
     Change in current assets and liabilities:
       Receivables:
         Trade                                                             (166,875)      (147,730)
         Corporate joint ventures                                            39,927         (3,187)
       Inventories                                                           10,676        (96,670)
       Prepaid expenses and other                                            76,895         (3,375)
       Accounts payable                                                     (36,521)       (17,952)
       Income taxes                                                        (241,286)        37,915
       Accrued liabilities                                                    1,468       (101,416)
                                                                        -----------    -----------
           Total adjustments                                               (650,814)      (429,399)
                                                                        -----------    -----------
           Net cash provided by operating activities                      1,145,557        954,699

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                       (83,025)      (525,326)
   Trading investment                                                      (250,000)          --
   Investment in European holding company                                  (254,375)          --
   Investment in corporate joint ventures                                  (158,067)          --
   Payment on note receivable from purchase of common stock                    --          743,875
                                                                        -----------    -----------
           Net cash (used in) provided by investing activities             (745,467)       218,549

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options and warrants                      27,228         39,960
   Dividends paid                                                          (504,733)      (424,877)
   Repurchase of common stock                                               (24,600)      (227,020)
                                                                        -----------    -----------
           Net cash used in financing activities                           (502,105)      (611,937)
                                                                        -----------    -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                       (102,015)       561,311

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          3,707,520      2,831,301
                                                                        -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $ 3,605,505    $ 3,392,612
                                                                        ===========    ===========

See notes to financial statements.




NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1.      INTERIM FINANCIAL INFORMATION

        In the opinion of management, the accompanying unaudited financial statements contain all necessary adjustments, which are of a normal recurring nature, to present fairly the financial position of Northern Technologies International Corporation as of May 31, 1997 and 1996, the results of operations for the three and nine months ended May 31, 1997 and 1996, and the cash flows for the nine months ended May 31, 1997 and 1996, in conformity with generally accepted accounting principles. Operating results for the nine months ended May 31, 1997 are not necessarily indicative of the results that may be expected for the year ending August 31, 1997.

        These financial statements should be read in conjunction with the financial statements and related notes as of and for the year ended August 31, 1996 contained in the Company's filing on Form 10-KSB dated November 26, 1996 and with Management's Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 7 through 9 of this quarterly report.

2.      INVENTORIES

        Inventories consist of the following:

                                                     May 31,      August 31,        May 31,
                                                      1997           1996            1996
        Production materials                      $   142,395    $   150,139     $   125,453
        Work in process                                20,205         22,619          31,363
        Finished goods                                410,936        411,454         470,448
                                                  -----------    -----------     -----------
                                                  $   573,536    $   584,212     $   627,264
                                                  ===========    ===========     ===========

3.      PROPERTY AND EQUIPMENT

        Property and equipment consist of the following:

                                                     May 31,      August 31,        May 31,
                                                      1997           1996            1996

        Land                                      $   246,097    $   246,097     $   241,196
        Buildings and improvements                  1,044,996        979,369         553,907
        Machinery and equipment                       604,935        587,537         587,657
        Deposits                                      -              -               249,083
                                                  -----------    -----------     -----------
                                                    1,896,028      1,813,003       1,631,843
        Less accumulated depreciation                 918,362        832,187         822,028
                                                  -----------    -----------     -----------
                                                  $   977,666    $   980,816     $   809,815
                                                  ===========    ===========     ===========


4.      INVESTMENTS IN CORPORATE JOINT VENTURES AND
        EUROPEAN HOLDING COMPANY

        During the nine months ended May 31, 1997, the Company invested $158,067 in foreign joint ventures. The Company has a 50% ownership interest in each entity. The entities had no significant operations prior to the Company's investment.

        During the nine months ended May 31, 1997, the Company invested $254,375 for a 50% ownership interest in a European holding company. To date, the entity has been inactive.

5.      TRADING INVESTMENT

        During the three months ended November 30, 1996, the Company entered into an agreement (the Agreement) with a company to start a day trading program. The program's objectives generally are to make purchases and sales of shares on the New York Stock Exchange involving turnover of market positions within a trading day. The Agreement required the Company to deposit $250,000 in a trading account at a broker for an indefinite period of time.

6.      STOCKHOLDERS' EQUITY

        During the nine months ended May 31, 1997, the Company acquired and retired 5,000 shares of common stock for $24,600.

        In November 1996, the Company declared a cash dividend of $.12 per share payable on December 20, 1996 to shareholders of record on December 6, 1996.

        In November 1996, six employees received a total of 3,000 shares of common stock for services provided in fiscal 1996. The fair value of the common stock issued was determined based on the fair market value of the Company's common stock on the grant date and was accrued in fiscal 1996.

        During the nine months ended May 31, 1997, stock options for the purchase of 9,033 shares of the Company's common stock were exercised at prices between $3.00 and $3.13.

7.      INCOME PER SHARE

        Income per common and common equivalent share was computed by dividing net income by the weighted average number of shares of common and common equivalent shares outstanding during each period. Common equivalent shares include common stock equivalents of 63,334 and 67,950 for the nine months ended May 31, 1997 and 1996, respectively, and 67,856 and 65,413 for the third quarter of fiscal 1997 and 1996, respectively, from the assumed exercise of outstanding warrants and options using the treasury stock method.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

GENERAL - The Company conducts all foreign transactions based on the U.S. dollar, except for its investments in foreign joint ventures. The exchange rate differential relating to investments in foreign joint ventures is accounted for under the requirements of SFAS No. 52.

SALES - Net sales increased by $767,104 or 44% in the third quarter of fiscal 1997 as compared to the third quarter of fiscal 1996. Net sales increased by $1,555,561 or 31% in the nine months ended May 31, 1997 as compared to the same period of fiscal 1996. These increases in sales are due to the volume of corrosion inhibiting products sold to new and existing customers. Fiscal 1997 year to date sales to an existing customer increased significantly over fiscal 1996 and represents approximately 13% of total net sales in fiscal 1997. There has been no change in product pricing or introduction of new products during fiscal 1997.

COST OF SALES - Cost of goods sold as a percentage of net sales was 48% for the third quarter of fiscal 1997 as compared to 46% for the third quarter of fiscal 1996. The cost of goods sold percentage was 47% for the nine months ended May 31, 1997 and 1996. Variations are due primarily to the mix of product sales.

OPERATING EXPENSES - As a percentage of net sales, total operating expenses remained consistent at 35% in the third quarters of fiscal 1996 and 1997. Operating expenses were 38% and 35% of net sales for the nine months ended May 31, 1997 and 1996, respectively.

Operating expense classification percentages of net sales were as follows:

                                                Three Months        Nine Months
                                                    Ended              Ended
                                                   May 31             May 31
                                               --------------     --------------
                                               1997      1996     1997      1996

Selling expenses                                10%       11%      13%       12%
General and administrative                      21%       18%      20%       17%
Research, engineering, and technical support     4%        6%       5%        6%

Selling expenses increased in the third quarter of fiscal 1997 as compared to the same period in fiscal 1996 due to increases in distributor commissions, salaries, and travel. Selling expenses increased for the nine months ended May 31, 1997 as compared to the same period in fiscal 1996 due to increases in promotional expenses in addition to the factors impacting the third quarter. Selling expenses as a percentage of net sales increased for the nine months ended May 31, 1997 as compared to the same period in fiscal 1996 due to the increased level of net sales in fiscal 1997 not fully offsetting the effect of increased fiscal 1997 selling expenses.

General and administrative expenses increased for the three and nine months ended May 31, 1997 as compared to the same periods in 1996 due to increases in salaries, travel, legal and real estate taxes and other expenses associated with the Company's expanded warehouse facility completed in December 1996. General and administrative expenses as a percentage of net sales increased for the three and nine months ended May 31, 1997 as compared to the same periods in 1996 due to the increased level of net sales in fiscal 1997 not fully offsetting the effect of increased fiscal 1997 general and administrative expenses.

Research, engineering, and technical support expenses in the third quarter of fiscal 1997 were comparable to the same period in 1996. Such expenses for the nine month period ended May 31, 1997 increased over the comparable fiscal 1996 period due primarily to increases in salaries and travel. Research, engineering and technical support expenses, as a percentage of sales, were substantially unchanged for the three and nine months ended May 31, 1997 as compared to the same periods in 1996.

JOINT VENTURES AND FOREIGN COMPANY - Net earnings from corporate joint ventures and foreign company were $632,547 and $1,646,011 for the three and the nine months ended May 31, 1997, respectively, compared to $362,630 and $969,691 for the three and the nine months ended May 31, 1996, respectively. The net increases primarily reflect increased sales volume and net earnings at the Company's corporate joint ventures.

INCOME TAXES - Income tax expense for the three and nine months ended May 31, 1997 and 1996 was calculated based on management's estimate of the Company's annual effective income tax rate. The Company's effective income tax rate is lower than the statutory rate primarily due to the Company's equity in income of corporate joint ventures and foreign company being recognized based on after tax earnings of these entities. To the extent joint venture undistributed earnings are distributed to the Company, it does not result in any material additional income tax liability after the application of foreign tax credits.

LIQUIDITY AND CAPITAL RESOURCES

At May 31, 1997, the Company's working capital was $5,563,480, including $3,605,505 in cash and cash equivalents, compared to working capital of $5,284,403 and $5,157,223 at August 31, 1996 and May 31, 1996, respectively.

Net cash provided from operations has been sufficient to meet liquidity requirements, capital expenditures, research and development costs, and expansion of the Company's joint ventures operations. Cash flow from operations for the nine months ended May 31, 1997 and 1996 was $1,145,557 and $954,699, respectively. The net cash flow from operations for the nine months ended May 31, 1997 and 1996 resulted principally from net income and joint venture dividends offset by equity income of joint ventures and increases in trade receivables. During the nine months ended May 31, 1997, net cash flow from operations was further reduced by payments on income tax liabilities.

Net cash used in investing activities for the nine months ended May 31, 1997 was $745,467 which resulted from investments in corporate joint ventures and a European holding company, purchases of property and equipment and deposit to a trading investment account. Net cash provided by investing activities for the nine months ended May 31, 1996 was $218,549 of which $743,875 related to the payments received on notes receivable offset by additions to property of $525,326.

Net cash used in financing activities for the nine months ended May 31, 1997 was $502,105 which resulted from the payment of dividends to stockholders of $504,733 and the repurchase of common stock of $24,600 offset by proceeds from the exercise of stock options of $27,228. Net cash used in financing activities for the nine months ended May 31, 1996 resulted from the payment of dividends to stockholders of $424,877 and the repurchase of common stock of $227,020 offset by proceeds of $39,960 from the exercise of stock options.

The Company expects to meet future liquidity requirements with its existing cash and cash equivalents and from cash flows of future operating earnings and distributions of earnings and technical assistance fees from the corporate joint venture investments.

The Company has no long-term debt and no material lease commitments at May 31, 1997.

The Company has no postretirement benefit plan and does not anticipate establishing any postretirement benefit program.

RECENTLY ISSUED ACCOUNTING STANDARD

In October 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. SFAS No. 123 encourages companies to adopt a new accounting method that accounts for stock compensation awards based on their estimated fair value at the date they are granted. However, companies are permitted to continue following current accounting requirements for employee stock-based transactions, which generally do not result in an expense charge for most options if the exercise price is at least equal to the fair market value of the stock at the date of grant. Companies that continue to follow existing standards would be required to disclose in a note to the financial statements the effect on net income and net income per share had the Company recognized expense for options issued to employees based on SFAS No.
123. SFAS No. 123 is effective for the Company's fiscal year ending August 31, 1997 and will require disclosure information in those financial statements about stock options granted in fiscal 1996 and thereafter. The Company has determined that it will not adopt the fair value method prescribed by SFAS No. 123 for employee stock-based transactions. The "as if " disclosures will be included in the Company's annual financial statements for the year ending August 31, 1997.

In February 1997, the FASB issued SFAS No. 128, EARNINGS PER SHARE, which is effective for interim and annual reporting periods ending after December 15, 1997. SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15, EARNINGS PER SHARE, and replaces the presentation of primary earnings per share with a presentation of basic earnings per share. It also requires dual presentation for all entities with complex capital structures and provides guidance on other computational changes. The implementation of SFAS No. 128 is expected to increase earnings per share by an immaterial amount.


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

                                 NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION


July 11, 1997

                                 /S/ Loren M. Ehrmanntraut
                                 -----------------------------------------------
                                 Loren M. Ehrmanntraut
                                 Chief Financial Officer and Corporate Secretary