Form 10KSB
period 1997-08-31
NORTHERN TECHNOLOGIES INTERNATIONAL CORP
filed 1997-11-26
CIK 875582

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         ------------------------------

                                   FORM 10-KSB
(Mark one)

      [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED AUGUST 31, 1997            COMMISSION FILE NO. 1-11038

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

           Securities registered pursuant to Section 12(b) of the Act:

   Title of each class                 Name of each exchange on which registered

COMMON STOCK, $.02 PAR VALUE                   AMERICAN STOCK EXCHANGE

           Securities registered pursuant to Section 12(g) of the Act:

                                      NONE.

         Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The Registrant's revenues for the fiscal year ended August 31, 1997 were $8,729,318.

         As of November 14, 1997, 4,202,488 shares of Common Stock of the Registrant were outstanding, and the aggregate market value of the Common Stock of the Registrant as of that date (based upon the closing price of the Common Stock at that date as reported on the American Stock Exchange) excluding outstanding shares beneficially owned by directors and executive officers, was approximately $31,036,387.

         Documents incorporated by reference: None.

         Transitional Small Business Disclosure Format (check one):
                                 YES [ ] NO [X]

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

ITEM 1.  BUSINESS.

(a)      BUSINESS DEVELOPMENT.

         Northern Instruments, Inc., a predecessor to Northern Technologies International Corporation, was incorporated in the State of Minnesota on August 4, 1970. In 1976, Northern Instruments, Inc. changed its name to Northern Instruments Corporation. In 1978, Northern Instruments Corporation, a Minnesota corporation, was merged with and into Northern Instruments Corporation, a newly-formed Delaware corporation. In 1993, Northern Technologies International Corporation, a wholly owned subsidiary, was merged into Northern Instruments Corporation. As a result of such merger, Northern Instruments Corporation changed its name to Northern Technologies International Corporation, hereafter referred to as the "Company" or "NTIC."

(b)      BUSINESS OF THE COMPANY.

GENERAL

         The Company is a developer, manufacturer and marketer of proprietary corrosion inhibiting products and electronic sensing instruments. The Company's dry corrosion inhibiting products, marketed under the name ZERUST(TM), are utilized in protective packaging serving a wide variety of companies in industries such as transportation, nuclear and fossil fuel power generation, electronics, aerospace, on-and off-road automotive equipment, agriculture and metal processing. The ZERUST product line accounted for approximately 98% of the Company's sales during its fiscal year ended August 31, 1997.

         The Company's electronic sensing instruments include portable oil quality analyzers for on-site evaluation of oils and fluids, instruments that provide for on- and off-line measurement of fiber denier and critical tubing measurements and measurement devices for slow moving materials and moisture testing which utilize a microwave technology.

JOINT VENTURES, FOREIGN TRADING COMPANY AND EUROPEAN HOLDING COMPANY

         The Company participates in an expanding number of international joint venture arrangements that manufacture, market and distribute corrosion inhibiting products. The Company manufactures and supplies the proprietary ingredient that makes the finished product functional, but the actual manufacturing of the finished product takes place in the foreign country. Manufacturing the product in the foreign country lowers shipping costs and improves on-time delivery to foreign customers. The joint venture arrangements allow the Company to successfully market and sell its products in foreign countries through the marketing efforts of joint venture partners without having to develop its own international sales force. The Company's joint venture partners are knowledgeable in the applicable environmental, tax and other laws of the foreign country, as well as the local customs and business practices, and have a vested interest in making the joint venture a success.

         All of the Company's joint ventures are owned 50% by the Company, except where the Company has allowed Taiyo Petroleum Gas Co. Ltd. to purchase from the joint venture a portion of the ownership that the Company would otherwise have purchased. For instance, the Company owns 40%, 40% and 25% and Taiyo Petroleum Gas Co. Ltd. owns 10%, 10% and 25% of the joint ventures in Taiwan, Singapore and South Korea, respectively. In 1997, the Company organized NTI Asean LLC, a Nevada limited liability company, as the Company's vehicle for its joint venture investments in the Asia-Pacific market. The Company maintains a 50% interest in NTI Asean LLC with the remaining 50% ownership interest owned by Taiyo Petroleum Gas Co. Ltd. The Company has established the following corporate joint ventures:

                                           Date of
              Country                     Investment
              -------                     ----------
              Japan                          1987
              Taiwan                         1990
              France                         1990
              Germany                        1991
              Sweden                         1991
              Singapore                      1991
              Brazil                         1993
              Russia                         1994
              South Korea                    1994
              Finland                        1995
              Italy                          1996
              United Kingdom                 1997
              Czech-Republic                 1997

         In addition to the Company's investments in the corporate joint ventures listed above, the Company created joint venture entities during fiscal 1997 in Thailand and Indonesia (to be funded through NTI Asean LLC) and Poland. The Company anticipates that the funding of these joint venture investments will occur in fiscal 1998. Additionally, during fiscal 1997, the Company purchased a 50% ownership interest in a European holding company; however, to date, this entity has been inactive.

         The Company also owns a 50% ownership interest in a foreign trading company. The trading company sells merchandise directly and serves as an intermediary in the arrangement of sales of goods on which it receives commissions. The trading company's transactions include sales of ZERUST products produced by one of the Company's international corporate joint ventures.

         While the Company is not aware of any specific potential risk beyond its initial investment and undistributed earnings of the joint ventures, there can be no assurance that the Company will not be subject to lawsuits based on product liability claims or other claims arising out of the activities of the joint ventures. To protect against such an occurrence, the Company maintains liability insurance specifically applicable to its ownership positions in the international joint venture arrangements in excess of any insurance the joint ventures maintain.

PRODUCTS

         The Company operates in two industry segments: corrosion inhibiting packaging products and electronic sensing instruments. Corrosion inhibiting packaging products accounted for approximately 98% of the Company's sales in fiscal 1997.

         CORROSION INHIBITING PACKAGING PRODUCTS. Corrosion affects products and components in the manufacturing industry. It encompasses the corrosion of ferrous (iron and steel) metals as well as the deterioration of nonferrous (aluminum, copper, brass, etc.) metals. In combating corrosion, the traditional approach has been to apply oils and greases to protect metal parts. This approach may require specialized application equipment. In addition, the oils and greases may pose unacceptable health and fire hazards and may collect and trap dirt and debris that, in some cases, may actually initiate corrosion. Should the removal of the oils and greases be required, solvents and specialized safety equipment may be necessary that typically introduce additional health and hazardous waste disposal problems.

         ZERUST volatile corrosion inhibiting ("VCI") products contain proprietary chemical systems that emit a nontoxic vapor that is diffused throughout an enclosure. Electron scanning instrumentation shows that the VCI-rich atmosphere causes VCI molecules to condense in a microscopic layer on all surfaces they can reach. The inhibiting layer is maintained so long as the product remains in the ZERUST package. Electron scanning further shows that once the contents are removed from the ZERUST package, the VCI layer revolatizes from the contents' surfaces within two hours, leaving a clean, dry and corrosion-free product. The protective mechanism enables parts to arrive ready for immediate use. By eliminating costly greasing and degreasing processes, ZERUST VCI technology offers significant savings in labor, material and space compared to other methods of corrosion prevention.

         In 1980, the Company developed a means of combining ZERUST VCI systems with polyethylene and polypropylene resins. Subsequently, a line of flexible packaging products in the form of low and high density polyethylene bags and shroud film, stretch, shrink, skin and bubble cushioning film, woven scrim and foam sheeting was introduced to United States industry. This offered packaging engineers the opportunity to ship and store ferrous, nonferrous and mixed multi-metal products in a clean, dry and corrosion-free condition, with an attendant overall savings in total packaging cost.

         The Company subsequently expanded the ZERUST product line to include a range of rigid plastic products in the form of profile and corrugated board, thermoformed dunnage trays and bins, injection and blow molded products and flat netting. The Company also has additives in liquid form for VCI enhancement of corrugated cardboard, solid fibre and chipboard packaging materials.

         ELECTRONIC SENSING INSTRUMENTS. The Company's electronic sensing instruments accounted for approximately 2% of the Company's sales in fiscal 1997. The Company's electronic sensing instruments include oil quality analyzers, fiber monitors and testers and a tubing monitor. The Company's electronic sensing instruments are based on the measurement of the change in dielectric properties of different liquids and fibers by means of capacitance sensors. The instrument product line also includes measurement devices for slow moving materials and moisture testing which utilize a microwave technology. The Company does not expect that its electronic sensing instruments will increase as a percentage of sales in fiscal 1998.

MANUFACTURING

         The Company produces certain proprietary corrosion inhibiting products and electronic sensing instruments at its facility in Lino Lakes, Minnesota. The corrosion inhibiting additives are produced by selected contractors based upon the Company's proprietary formulation. The Company's inhibiting final products include flexible packaging and other products that are produced to customer specification by selected contractors who are supplied with the necessary corrosion inhibiting additives by the Company.

SALES AND MARKETING

         The Company markets its products principally in the United States to industrial users by a direct sales force and through a network of distributors and sales representatives. The Company's technical service representatives work directly with the end users of the Company's products to respond to their technical requirements. The Company has also entered into joint venture arrangements with foreign entities pursuant to which the Company sells certain corrosion inhibiting formulations to foreign entities, who then manufacture and market finished products. The Company receives fees for providing technical and other support to the joint ventures in accordance with the terms of the joint venture arrangements.

COMPETITION

         The Company is aware of competing organizations that manufacture and market corrosion inhibiting products which are similar to the Company's ZERUST products. The Company evaluates these products on an ongoing basis and is satisfied that none of the products in the market at this time are superior to the Company's products. In addition, corrosion inhibiting paper products are marketed by competitors as an alternative to the Company's film products. As the Company's film serves a dual role of moisture barrier as well as a dispenser of corrosion inhibitors, it avoids a shortcoming of the paper inhibiting products whose inhibitors are adversely affected and can leach out when heavy moisture is encountered.

         The Company is aware of competitors in the Lubri-Sensor oil quality analyzer area; however, the Company does not have any knowledge as to the business effectiveness of such competitors and believes that the Company's products are competitive with all other products currently on the market. In the Foodoil Sensor oil quality analyzer area, the Company is aware of a competitor who does not provide an analysis instrument but instead provides a paper test strip. Although the Company believes that its product offers significant advantages over paper test strips, the Company believes that sales of the Foodoil Sensor are related to price sensitivity rather than differences in product capabilities.

         Some of the Company's competitors, in both the corrosion inhibiting area and the electronic instrument area, are established companies that may have financial and other resources greater than those of the Company. Additionally, some of these companies may have achieved significant market recognition. The Company competes with such companies by providing high quality products and by attempting to provide the highest level of customer service, including delivery of its products on a timely basis at a competitive price.

SIGNIFICANT CUSTOMERS

         One customer accounted for approximately 14% of net sales for the fiscal year ended August 31, 1997. No customer of the Company represented 10% or more of the Company's net sales for the fiscal years ended August 31, 1996 and 1995.

RESEARCH AND DEVELOPMENT

         Research and development expenditures, including engineering and technical support, were $432,943, $370,045 and $353,887 in fiscal 1997, 1996 and
1995, respectively. The Company's research and development activities are conducted at its Minnesota headquarters. The Company's research and development activities are directed at the improvement of existing products, new product development and quality assurance through testing of the Company's contract manufactured corrosion inhibiting products.

         In 1997, a corrosion testing laboratory was established in Germany under the sponsorship of Excor, the Company's corporate joint venture. This laboratory works in conjunction with the domestic research and development operation on testing directed at the improvement of existing products and new product development.

PATENTS AND TRADEMARKS

         The Company currently owns one United States patent, which will expire in 2000, relating to its corrosion inhibiting products. Although the Company has sought patent protection for its technology and products, it does not believe such protection is critical to its commercial success. The Company is committed to the timely and continual upgrading of its product line and the introduction of new products, developed in-house or via exclusive technology licenses. The Company believes that trade secrets and proprietary (albeit unpatented) know-how are at least as important as patent protection in establishing and maintaining a competitive advantage. The Company also has several trademarks in the United States and certain foreign countries. The Company's trademarks have a life, subject to periodic maintenance, of 10 to 20 years, which may be extended.

BACKLOG

         The Company did not have a significant order backlog as of August 31, 1997. Customers generally place orders on an "as needed" basis and expect delivery within a relatively short period of time.

WORKING CAPITAL AND AVAILABILITY OF MATERIALS

         The Company does not carry excess quantities of raw materials or purchased parts because of widespread availability from various suppliers. The Company has sufficient working capital to meet all obligations when due.

EMPLOYEES

         As of August 31, 1997, the Company had 25 full-time employees, including five engaged in administration, eight in sales and marketing, four in research and development and eight in operations. There are no unions representing the Company's employees and the Company believes that its relations with employees are good. There are no pending or threatened labor or employment disputes or work interruptions.

CERTAIN IMPORTANT FACTORS

           In addition to the factors identified above, there are several important factors that could cause the Company's actual results to differ materially from those anticipated by the Company or which are reflected in any forward-looking statements of the Company. These factors, and their impact on the success of the Company's operations and its ability to achieve its goals, include the following:

         (1) the ability of the Company's investments in existing and future joint ventures to generate a positive rate of return and demonstrate a pattern of growth consistent with current performance;

         (2) the Company's ability to continue to enter into international markets in a timely fashion; and

         (3) the Company's ability to maintain gross margins at a level consistent with current operating performance.

ITEM 2.   DESCRIPTION OF PROPERTY.

         The Company's office, production facilities and research and development operations are located at 6680 North Highway 49, Lino Lakes, Minnesota 55014. The Company owns approximately 3.5 acres at this site and three buildings thereon. The main building, consisting of approximately 15,300 square feet, is used for office, production, research and development and shipping and receiving. A second building of approximately 7,200 square feet and a third building of approximately 4,800 square feet are used for warehouse space. In 1995, the Company acquired an approximately 10 acre parcel of land located in Forest Lake, Minnesota, approximately six miles from the Company's offices. The Company built a warehouse on this parcel of approximately 18,000 square feet that was completed in November 1996. The parcel of land on which this new warehouse is located is of sufficient size should the Company choose to relocate its entire facility to the new location, although the Company has no current plans to do so.

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

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS.

         Effective September 10, 1993, the Company's Common Stock commenced trading on the American Stock Exchange under the symbol NTI.

                                                        COMMON STOCK
                                                        ------------
                                                      HIGH         LOW
                                                      ----         ---
         1997:
              Fourth fiscal quarter...............   $12 1/2     $7
              Third fiscal quarter................     8 7/16     6 3/8
              Second fiscal quarter...............     8 1/8      5 1/2
              First fiscal quarter................     7          4 3/4

         1996:
              Fourth fiscal quarter...............    $5 1/4     $4 3/4
              Third fiscal quarter................     5 7/8      4 7/8
              Second fiscal quarter...............     5 7/16     4 3/4
              First fiscal quarter................     7 5/8      4 5/8


         The Company declared Common Stock cash dividends of $.10 per share to shareholders of record on December 4, 1995; $.12 per share to shareholders of record on December 6, 1996; and $.15 per share to shareholders of record on December 1, 1997. The Company's Board of Directors will continue to evaluate the payment of dividends based on the Company's net income and operating cash requirements.

         As of August 31, 1997, the Company's Common Stock was held of record by approximately 620 persons.

         The following is information regarding all securities sold by the Company during the fiscal year ended August 31, 1997 which were not registered under the Securities Act of 1933, as amended (the "Securities Act"):

         1. On November 15, 1996, the Company issued 3,000 shares of Common Stock to six employees for services provided in fiscal 1996.

         2. In November 1996, the Company issued 8,000 shares of Common Stock to two individuals upon the exercise of certain stock options at an exercise price of $3.00 per share and 833 shares of Common Stock to one individual upon the exercise of a stock option at an exercise price of $3.125 per share.

         3. In December 1996, the Company issued 200 shares of Common Stock to one individual upon the exercise of a stock option at an exercise price of $3.125 per share.

         4. In July 1997, the Company issued 200 shares of Common Stock to one individual upon the exercise of a stock option at an exercise price of $3.125 per share.

         All of the above sales were made in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering. In all such transactions, the recipients of securities represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in such transactions. All recipients had adequate access, through their relationships with the Company, to information about the Company.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FISCAL 1997 COMPARED TO FISCAL 1996

         NET SALES AND GROSS PROFIT. The Company's net sales of $8,729,318 in fiscal 1997 increased by $1,860,134, or 27.1% from net sales of $6,869,184 in fiscal 1996. The increase in net sales is primarily due to an increase in the volume of corrosion inhibiting products sold to new and existing customers. Fiscal 1997 sales to an existing customer increased significantly over fiscal 1996 and represents approximately 14% of total net sales in fiscal 1997. The cost of sales increased as a percentage of sales to 47.4% in fiscal 1997 from 45.2% in fiscal 1996. The variation in the cost of sales percentage reflects changes in product mix. The Company anticipates that its annual cost of sales percentage for fiscal 1998 will not vary significantly under its current pricing structure.

         SELLING EXPENSES. The Company's selling expenses increased by $257,630 or 30.9%, to $1,092,280 in fiscal 1997 from $834,650 in fiscal 1996. As a percentage of sales these costs increased to 12.5% in fiscal 1997 from 12.2% in fiscal 1996. The increase in fiscal 1997 selling expenses was primarily related to increases in distributor commissions, salaries, travel and various promotional expenses.

         GENERAL ADMINISTRATIVE EXPENSES. The Company's general and administrative expenses increased by $491,983 or 35.3% to $1,886,016 in fiscal 1997 from $1,394,033 in fiscal 1996. As a percentage of sales these costs increased to 21.6% in fiscal 1997 from 20.3% in fiscal 1996. The increase in fiscal 1997 general and administrative expenses was primarily due to increases in salaries and related expenses, various professional fees, insurance, legal and real estate and other expenses associated with the Company's expanded warehouse facility completed in November 1996.

         RESEARCH, ENGINEERING AND TECHNICAL SUPPORT EXPENSES. The Company's research, engineering and technical support expenses increased by $62,898 or 17.0% to $432,943 in fiscal 1997 from $370,045 in fiscal 1996. As a percentage of sales these costs decreased to 5.0% in fiscal 1997 from 5.4% in fiscal 1996. The increase in fiscal 1997 research, engineering and technical support expenses was primarily due to increases in salaries and travel. The Company anticipates that its fiscal 1998 research, engineering and technical support expenses will approximate expenses incurred in fiscal 1997.

         JOINT VENTURES. The Company continues its business program of establishing joint venture arrangements in international markets. The Company manufactures and supplies patented and proprietary ingredients which make the finished products functional and enable manufacturing of the finished products to take place in the foreign countries. The joint ventures market the finished products and the joint ventures' profit is shared by the respective joint venture shareholders in accordance with share ownership. The Company also has an investment in a foreign company that operates as a trading company. The Company's investments in corporate joint ventures and the foreign trading company are accounted for using the equity method and resulted in income to the Company of $712,244 and $488,969 for fiscal 1997 and fiscal 1996, respectively. In addition, the Company received fees for technical and other support to the joint ventures based on the revenues of the individual joint ventures. The Company recognized fees for such assistance of $2,213,228 and $1,659,792 for fiscal 1997 and fiscal 1996, respectively. The increase in equity income in corporate joint ventures and the foreign trading company and fees for technical and other support to corporate joint ventures was primarily due to the joint ventures' increasing revenues and profitability as they progress. Sales of the corporate joint ventures in fiscal 1997 increased by $4,701,791 or 33.1% to $18,909,466. Net income of the corporate joint ventures in fiscal 1997 of $1,489,856 represents a 27.5% increase over fiscal 1996. The Company anticipates that in the future it will consider entering into joint ventures in other foreign countries. The Company recognized expenses related to corporate joint ventures of $457,263 and $346,677 in fiscal 1997 and fiscal 1996, respectively. The expenses consisted primarily of legal fees regarding the development of new joint ventures and travel, meetings and technical services regarding existing joint ventures. The Company anticipates that expenses relating to corporate joint ventures will continue to increase in the future due to the development of new corporate joint ventures and the Company providing ongoing technical and other support to existing joint ventures.

         INCOME TAXES. The Company's effective income tax rates were 31.5% and 34.3% for fiscal 1997 and fiscal 1996, respectively. The effective income tax rate was lower than the statutory rate primarily due to equity in income of corporate joint ventures being recognized on an after tax basis for these entities. To the extent the joint ventures' undistributed earnings were distributed to the Company during fiscal 1997 and fiscal 1996, it did not result in material additional income tax liability after the application of foreign tax credits.

FISCAL 1996 COMPARED TO FISCAL 1995

         NET SALES AND GROSS PROFIT. The Company's sales increased by $655,052, or 10.5%, to $6,869,184 in fiscal 1996 from $6,214,132 in fiscal 1995. The increase in sales is primarily due to an increase in the volume level of shipments of corrosion inhibiting products. The cost of sales decreased as a percentage of sales to 45.2% in fiscal 1996 from 47.4% in fiscal 1995. The variation in the cost of sales percentage was primarily due to product mix.

         SELLING EXPENSES. The Company's selling expenses increased by $58,198, or 7.5%, to $834,650 in fiscal 1996 from $776,452 in fiscal 1995. As a percentage of sales these costs decreased to 12.2% from 12.5% for fiscal 1996 compared to fiscal 1995. The increase in fiscal 1996 selling expenses was primarily due to an increase in sales salaries and related expenses and travel expense.

         GENERAL AND ADMINISTRATIVE EXPENSES. The Company's general and administrative expenses increased by $417,302, or 42.7%, to $1,394,033 in fiscal 1996 from $976,731 in fiscal 1995. As a percentage of sales these costs increased to 20.3% from 15.7% for fiscal 1996 compared to fiscal 1995. The increase in fiscal 1996 general and administrative expenses was primarily due to increases in salaries and related expenses, various professional fees, meeting expenses and waste disposal expense.

         RESEARCH, ENGINEERING AND TECHNICAL SUPPORT EXPENSES. The Company's research, engineering and technical support expenses increased by $16,158 or 4.6% to $370,045 in fiscal 1996 from $353,887 in fiscal 1995. As a percentage of sales these costs decreased to 5.4% in fiscal 1996 from 5.7% in fiscal 1995. The increase in fiscal 1996 research, engineering and technical support expenses was primarily due to increases in salaries.

         JOINT VENTURES. The Company's investments in corporate joint ventures and the foreign trading company are accounted for using the equity method and resulted in income to the Company of $488,969 and $428,639 for fiscal 1996 and fiscal 1995, respectively. In addition, the Company received fees for technical and other support to the joint ventures based on the revenues of the individual joint ventures. The Company recognized fees for such assistance of $1,659,792 and $1,313,522 for fiscal 1996 and fiscal 1995, respectively. The increase in equity income in corporate joint ventures and the foreign trading company and fees for technical and other support to corporate joint ventures was primarily due to the joint ventures' increasing revenues and profitability as they progress. The Company recognized expenses related to corporate joint ventures of $346,677 and $340,009 in fiscal 1996 and fiscal 1995, respectively. The expenses consisted primarily of legal fees regarding the development of new joint ventures and travel and technical services regarding existing joint ventures.

         INCOME TAXES. The Company's effective income tax rates were 34.3% and 30.9% for fiscal 1996 and fiscal 1995, respectively. The effective income tax rate was lower than the statutory rate primarily due to equity in income of corporate joint ventures being recognized on an after tax basis for these entities. To the extent the joint ventures' undistributed earnings were distributed to the Company during fiscal 1996 and fiscal 1995, it did not result in material additional income tax liability after the application of foreign tax credits.

LIQUIDITY AND CAPITAL RESOURCES

         At August 31, 1997, the Company's working capital was $5,826,590, including $3,945,567 in cash and cash equivalents, with a current ratio of 7.1:1. At August 31, 1996, the Company's working capital was $5,284,403, including $3,707,520 in cash and cash equivalents, with a current ratio of 6.8:1. At August 31, 1997, the Company had no long-term debt and no material lease commitments.

         In late 1995, the Company purchased an approximately 10 acre parcel of land and began constructing an off-site warehouse on the site in March 1996. The land, site development and construction of the warehouse was completed in November 1996 and cost approximately $700,000 and was funded with existing cash and cash equivalents.

         In fiscal 1997, the Company repurchased 9,000 shares of its Common Stock in various open market transactions at prices ranging from $4.92 per share to $7.13 per share. During fiscal 1997, holders of stock options exercise their right to purchase 9,233 shares of Common Stock ranging from $3.00 to $3.13 per share. In fiscal 1996, the Company repurchased 61,165 shares of its Common Stock in various open market transactions at prices ranging from $4.88 per share to $5.25 per share. During fiscal 1996, holders of stock options exercised their rights to purchase 13,167 shares of Common Stock at prices ranging from $3.00 to $3.13 per share.

         On April 25, 1994, Inter Alia Holding Company ("Inter Alia") exercised a warrant to purchase 233,000 shares of Common Stock at an exercise price of $2.50 per share, for an aggregate exercise price of $582,500. In connection with such exercise, Inter Alia paid $4,660 in cash and issued a promissory note to the Company in the amount of $577,840, which had an interest rate of 7.25% per annum and was due

December 31, 1995. The note was collateralized by marketable equity securities. This note was paid in full in fiscal 1996.

         Over the past three fiscal years, cash flow from operations has been sufficient to meet liquidity requirements, capital expenditures, research and development costs and expansion of operations. Cash flow from operations totaled $1,753,483, $1,672,589 and $1,463,930 for the fiscal years ended August 31,
1997, 1996 and 1995, respectively. This net cash flow resulted principally from net income.

         Net cash used in investing activities totaled $985,457, $98,151 and $147,722 for the fiscal years ended August 31, 1997, 1996 and 1995, respectively. The primary uses of cash in fiscal 1997 were investments in corporate joint ventures, trading investment, property and the issuance of a note receivable to a joint venture partner. The primary uses of cash in fiscal 1996 and 1995 were investments in corporate joint ventures and additions to property. In fiscal 1996, the Company's expenditures of cash for investing activities were offset by payments of $743,875 on notes receivable from the purchase of Common Stock.

         Net cash used in financing activities was $529,979, $698,219 and $687,458 for the fiscal years ended August 31, 1997, 1996 and 1995, respectively. The primary uses of cash resulted from the payment of dividends in fiscal 1997, 1996 and 1995 and the repurchase of Common Stock in fiscal 1997, 1996 and 1995. The primary source of cash provided by financing activities was proceeds from the issuance of Common Stock upon the exercise of outstanding stock options and warrants in fiscal 1997, 1996 and 1995, respectively.

         Inflation historically has had little effect on the Company.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, EARNINGS PER SHARE, which is effective for interim and annual reporting periods ending after December 15, 1997. SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15, EARNINGS PER SHARE, and replaces the presentation of primary earnings per share with a presentation of basic earnings per share. It also requires dual presentation for all entities with complex capital structures and provides guidance on other computational changes. The implementation of SFAS No. 128 is expected to increase earnings per share by $0.01 per share and an immaterial amount for the years ended August 31, 1997 and 1996, respectively.


ITEM 7.   FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

         The following items are included herein:

         Financial Statements:                                        Page
         ---------------------                                        ----

         Independent Auditors' Report on Financial Statements.....     13
         Balance Sheets as of August 31, 1997 and 1996............     14
         Statements of Income for the years ended
            August 31, 1997, 1996, and 1995.......................     15
         Statements of Stockholders' Equity for the years ended
            August 31, 1997, 1996, and 1995.......................     16
         Statements of Cash Flows for the years ended
            August 31, 1997, 1996, and 1995.......................     17
         Notes to Financial Statements............................   18 - 27

INDEPENDENT AUDITORS' REPORT


Board of Directors
Northern Technologies International Corporation
Lino Lakes, Minnesota

We have audited the accompanying balance sheets of Northern Technologies International Corporation (the Company) as of August 31, 1997 and 1996 and the related statements of income, stockholders' equity, and cash flows for each of the three years in the period ended August 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Northern Technologies International Corporation at August 31, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended August 31, 1997, in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP
Minneapolis, Minnesota
November 19, 1997

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION


BALANCE SHEETS
AUGUST 31, 1997 AND 1996

                                                                                           1997           1996
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                          $   3,945,567    $  3,707,520
   Receivables:
     Trade, less allowance for doubtful accounts of $27,000 and $26,000, respectively     1,164,660       1,127,975
     Corporate joint ventures                                                               517,551         524,577
   Inventories (Note 2)                                                                     841,618         584,212
   Prepaid expenses and other                                                                77,196          78,603
   Deferred income taxes (Note 8)                                                           240,000         170,000
                                                                                      -------------    ------------
           Total current assets                                                           6,786,592       6,192,887

PROPERTY AND EQUIPMENT, net (Note 3)                                                        962,328         980,816

OTHER ASSETS:
   Investments in corporate joint ventures (Note 4)                                       2,291,600       1,726,328
   Investment in foreign company (Note 4)                                                   132,000         159,879
   Investment in European holding company (Note 4)                                          254,639              -
   Deferred income taxes (Note 8)                                                           130,000          90,000
   Other                                                                                    625,544         164,140
                                                                                      -------------    ------------
                                                                                          3,433,783       2,140,347
                                                                                      -------------    ------------
                                                                                      $  11,182,703    $  9,314,050
                                                                                      =============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                                   $     162,477    $    154,859
   Income taxes                                                                             376,867         463,700
   Accrued liabilities:
     Payroll                                                                                230,951         177,381
     Other                                                                                  189,707         112,544
                                                                                      -------------    ------------
           Total current liabilities                                                        960,002         908,484

DEFERRED GROSS PROFIT                                                                       118,000         109,000

CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY (Note 5):
   Preferred stock, no par value; authorized 10,000 shares; none issued
   Common stock, $.02 par value per share; authorized 10,000,000 shares;
     issued and outstanding 4,202,508 and 4,199,275 shares, respectively                     84,050          83,985
   Additional paid-in capital                                                             5,185,828       5,158,344
   Retained earnings                                                                      5,217,221       3,143,526
   Cumulative foreign currency translation adjustments                                     (252,591)         40,518
                                                                                      -------------    ------------
                                                                                         10,234,508       8,426,373
   Notes and related interest receivable from purchase of common stock                     (129,807)       (129,807)
                                                                                      -------------    ------------
           Total stockholders' equity                                                    10,104,701       8,296,566
                                                                                      -------------    ------------
                                                                                      $  11,182,703    $  9,314,050
                                                                                      =============    ============



See notes to financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION


STATEMENTS OF INCOME
YEARS ENDED AUGUST 31, 1997, 1996, AND 1995

                                                                            1997            1996           1995
SALES (Note 6)                                                          $  8,729,318   $  6,869,184    $  6,214,132

COST OF GOODS SOLD                                                         4,141,704      3,106,913       2,948,554
                                                                        ------------   ------------    ------------

GROSS PROFIT                                                               4,587,614      3,762,271       3,265,578

OPERATING EXPENSES:
   Selling                                                                 1,092,280        834,650         776,452
   General and administrative                                              1,886,016      1,394,033         976,731
   Research, engineering, and technical support                              432,943        370,045         353,887
                                                                        ------------   ------------    ------------
                                                                           3,411,239      2,598,728       2,107,070
                                                                        ------------   ------------    ------------

OPERATING INCOME                                                           1,176,375      1,163,543       1,158,508

CORPORATE JOINT VENTURES, FOREIGN COMPANY, AND
     EUROPEAN HOLDING COMPANY:
   Equity in income of corporate joint ventures, foreign company, and
     European holding company (Note 4)                                       712,244        488,969         428,639
   Fees for technical and other support to corporate joint ventures
     (Note 4)                                                              2,213,228      1,659,792       1,313,522
   Corporate joint venture expense (Note 4)                                 (457,263)      (346,677)       (340,009)
                                                                        ------------   ------------    ------------
                                                                           2,468,209      1,802,084       1,402,152

OTHER INCOME:
   Interest income                                                           160,396        197,216          91,766
   Other income                                                               15,868         14,908          15,576
                                                                        ------------   ------------    ------------
                                                                             176,264        212,124         107,342
                                                                        ------------   ------------    ------------

INCOME BEFORE INCOME TAXES                                                 3,820,848      3,177,751       2,668,002

INCOME TAXES (Note 8)                                                      1,205,000      1,090,000         825,000
                                                                        ------------   ------------    ------------

NET INCOME                                                              $  2,615,848   $  2,087,751    $  1,843,002
                                                                        ============   ============    ============

NET INCOME PER COMMON AND COMMON
   EQUIVALENT SHARE                                                     $        .61   $        .49    $        .42
                                                                        ============   ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON AND
   COMMON EQUIVALENT SHARES OUTSTANDING                                    4,273,500      4,290,099       4,353,747
                                                                        ============   ============    ============


See notes to financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION


STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                NOTES AND
                                                                                                 RELATED
                                                                                                INTEREST
                                                                                  CUMULATIVE   RECEIVABLE
                                                                                    FOREIGN       FROM          TOTAL
                                     COMMON STOCK       ADDITIONAL                  CURRENCY    PURCHASE OF     COMMON
                                 -------------------     PAID-IN     RETAINED     TRANSLATION    COMMON     STOCKHOLDERS'
                                   SHARES     AMOUNT     CAPITAL     EARNINGS     ADJUSTMENTS     STOCK        EQUITY
BALANCE AT AUGUST 31, 1994       4,220,773  $ 84,415  $5,027,373   $  716,178      $  55,424   $ (936,503)  $4,946,887

   Repurchase of common stock     (113,000)   (2,260)   (169,500)    (540,140)            -            -      (711,900)
   Payments received on notes
     receivable                         -         -           -            -              -        62,821       62,821
   Warrants exercised              137,000     2,740     339,760           -              -            -       342,500
   Dividends on common stock -
     $.075 per share                    -         -           -      (318,058)            -            -      (318,058)
   Foreign currency translation
     adjustment                         -         -           -            -          44,141           -        44,141
   Net income                           -         -           -     1,843,002             -            -     1,843,002
                                 ---------  --------  ----------   ----------      ---------   ----------   ----------

BALANCE AT AUGUST 31, 1995       4,244,773    84,895   5,197,633    1,700,982         99,565     (873,682)   6,209,393

   Repurchase of common stock      (61,165)   (1,223)    (91,748)    (220,330)            -            -      (313,301)
   Payments received on notes
     receivable                         -         -           -            -              -       743,875      743,875
   Issuance of common stock
     for services provided           2,500        50      12,763           -              -            -        12,813
   Stock options exercised          13,167       263      39,696           -              -            -        39,959
   Dividends on common stock -
     $.10 per share                     -         -           -      (424,877)            -            -      (424,877)
   Foreign currency translation
     adjustment                         -         -           -            -         (59,047)          -       (59,047)
   Net income                           -         -           -     2,087,751             -            -     2,087,751
                                 ---------  --------  ----------   ----------      ---------   ----------  -----------

BALANCE AT AUGUST 31, 1996       4,199,275    83,985   5,158,344    3,143,526         40,518     (129,807)   8,296,566

   Repurchase of common stock       (9,000)     (180)    (15,500)     (37,420)            -            -       (53,100)
   Issuance of common stock
     for services provided           3,000        60      15,315           -              -            -        15,375
   Stock options exercised           9,233       185      27,669           -              -            -        27,854
   Dividends on common stock -
     $.12 per share                     -         -           -      (504,733)            -            -      (504,733)
   Foreign currency translation
     adjustment                         -         -           -            -        (293,109)          -      (293,109)
   Net income                           -         -           -     2,615,848             -            -     2,615,848
                                 ---------  --------  ----------   ----------      ---------   ----------  -----------

BALANCE AT AUGUST 31, 1997       4,202,508  $ 84,050  $5,185,828   $5,217,221      $(252,591)  $ (129,807) $10,104,701
                                 =========  ========  ==========   ==========      =========   ==========  ===========



See notes to financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION


STATEMENTS OF CASH FLOWS (NOTE 10)
YEARS ENDED AUGUST 31, 1997, 1996, AND 1995

                                                                               1997          1996          1995
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                              $ 2,615,848   $ 2,087,751    $ 1,843,002
   Adjustments to reconcile net income to net cash provided
       by operating activities:
     Depreciation                                                              100,497        88,411         77,466
     Equity in income of corporate joint ventures, foreign company,
       European holding company                                               (712,244)     (488,969)      (428,639)
     Dividends received from corporate joint ventures and foreign company       69,147       161,583        188,925
     Deferred income taxes                                                    (110,000)      (50,000)       (80,000)
     Deferred gross profit                                                       9,000         8,500         44,750
     Change in assets and liabilities:
       Receivables:
         Trade receivables                                                     (36,685)     (296,538)      (129,522)
         Corporate joint ventures                                                7,026      (117,947)      (140,608)
       Inventories                                                            (257,406)      (53,618)      (104,747)
       Prepaid expenses and other                                                1,407       (72,740)        (1,091)
       Accounts payable                                                          7,618        20,316         33,268
       Income taxes                                                            (86,833)      321,320         15,190
       Accrued liabilities                                                     146,108        64,520        145,936
                                                                           -----------   -----------    -----------
           Total adjustments                                                  (862,365)     (415,162)      (379,072)
                                                                           -----------   -----------    -----------
           Net cash provided by operating activities                         1,753,483     1,672,589      1,463,930

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property                                                       (82,009)     (726,978)       (47,003)
   Investments in corporate joint ventures and European holding company       (442,044)     (104,000)       (90,000)
   Increase in other assets                                                   (461,404)      (11,048)       (10,719)
   Payments on notes receivable from purchase of common stock                       -        743,875             -
                                                                           -----------   -----------     ----------
           Net cash used in investing activities                              (985,457)      (98,151)      (147,722)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends paid                                                             (504,733)     (424,877)      (318,058)
   Repurchase of common stock                                                  (53,100)     (313,301)      (711,900)
   Issuance of common stock                                                     27,854        39,959        342,500
                                                                           -----------   -----------    -----------
           Net cash used in financing activities                              (529,979)     (698,219)      (687,458)
                                                                           -----------   -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                      238,047       876,219        628,750

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                               3,707,520     2,831,301      2,202,551
                                                                           -----------   -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                   $ 3,945,567   $ 3,707,520    $ 2,831,301
                                                                           ===========   ===========    ===========



See notes to financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED AUGUST 31, 1997, 1996, AND 1995


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

         INVESTMENTS IN FOREIGN AND EUROPEAN HOLDING COMPANY - Investments in foreign and European holding company are accounted for using the equity method.

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

         FOREIGN CURRENCY TRANSLATION - The functional currency of the corporate joint ventures and the foreign company is the applicable local currency, except for the Company's corporate joint venture in Brazil, for which the functional currency is the U.S. dollar. The translation of the applicable foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average monthly exchange rate. Translation gains or losses are excluded from net income and accumulated in a separate component of stockholders' equity.

         REVENUE RECOGNITION - Revenue is recognized when the products are shipped. A portion of the gross profit on products shipped to the Company's corporate joint ventures is deferred until such products are sold by the corporate joint ventures.

         RESEARCH AND DEVELOPMENT - Research and development expenditures are expensed as incurred. Total research and development expenses were $432,943, $370,045, and $353,887 for the years ended August 31, 1997,
         1996, and 1995, respectively.

         FEES FOR TECHNICAL AND OTHER SUPPORT TO CORPORATE JOINT VENTURES - Fees for technical and other support to corporate joint ventures are recognized at the time the service is provided.

         INCOME PER SHARE - Income per share of common stock was computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during each year. This amount includes common stock equivalents of 68,898, 56,830, and 106,512 for the years ended August 31, 1997, 1996, and 1995, respectively, resulting from the assumed exercise of outstanding options and warrants using the treasury stock method.

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

         NEW ACCOUNTING STANDARD - In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, EARNINGS PER SHARE, which is effective for interim and annual reporting periods ending after December 15, 1997. SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15, EARNINGS PER SHARE, and replaces the presentation of primary earnings per share with a presentation of basic earnings per share. It also requires dual presentation for all entities with complex capital structures and provides guidance on other computational changes. The implementation of SFAS No. 128 is expected to increase basic income per share by $.01 per share and an immaterial amount for the years ended August 31, 1997 and 1996, respectively, due to the elimination of common stock equivalents from the calculation.

2.       INVENTORIES

         Inventories at August 31 consist of the following:

                                                    1997          1996

         Production materials                   $   276,631    $   150,139
         Work-in-process                             21,301         22,619
         Finished goods                             543,686        411,454
                                                -----------    -----------
                                                $   841,618    $   584,212
                                                ===========    ===========

3.       PROPERTY AND EQUIPMENT

         Property and equipment at August 31 consist of the following:

                                                      1997           1996

         Land                                     $    246,097   $     246,097
         Buildings and improvements                  1,044,996         979,369
         Machinery and equipment                       603,919         587,537
                                                  ------------   -------------
                                                     1,895,012       1,813,003
         Less accumulated depreciation                 932,684         832,187
                                                  ------------   -------------
                                                  $    962,328   $     980,816
                                                  ============   =============

4. INVESTMENTS IN CORPORATE JOINT VENTURES, FOREIGN COMPANY, AND EUROPEAN HOLDING COMPANY

         JOINT VENTURES - The Company participates in various corporate joint ventures in countries outside the United States and in similar noncontractual arrangements in various other countries. All joint ventures are owned 50% by the Company except where the Company has allowed a related third party company to purchase from the joint venture a portion of the ownership which would have been otherwise purchased by the Company. Related third parties own 10%, 10%, and 25% of the joint ventures in Taiwan, Singapore, and South Korea, respectively. The joint ventures manufacture, market, and distribute corrosion inhibiting products. The Company has established corporate joint ventures as follows:

                                                          Date of
                 Country                                Investment
                 -------                                ----------
                 Japan                                      1987
                 Taiwan                                     1990
                 France                                     1990
                 Germany                                    1991
                 Sweden                                     1991
                 Singapore                                  1991
                 Brazil                                     1993
                 Russia                                     1994
                 South Korea                                1994
                 Finland                                    1995
                 Italy                                      1996
                 United Kingdom                             1997
                 Czech - Republic                           1997

         Fees earned from the corporate joint ventures under licenses and technical and other support agreements were $2,213,228, $1,659,792, and $1,313,522 for the years ended August 31, 1997, 1996, and 1995, respectively.

         The Company incurred expenses associated with corporate joint ventures of $457,263, $346,677, and $340,009 for the years ended August 31,
         1997, 1996, and 1995, respectively. These expenses consist primarily of legal fees regarding the development of new joint ventures and travel and technical services regarding existing joint ventures.

         Summarized financial information from the audited and unaudited financial statements of joint ventures carried on the equity basis is as follows:

                                                              August 31
                                                       ------------------------
                                                          1997           1996

         Current assets                                $ 9,098,272  $ 6,200,415
         Total assets                                    9,807,218    7,350,225
         Current liabilities                             4,745,910    3,636,430
         Noncurrent liabilities                             34,191       27,735
         Stockholders' equity                            5,027,117    3,686,060
         Northern Technologies International
          Corporation's share of corporate joint
          ventures' equity                               2,291,600    1,726,328


                                                           Years Ended August 31
                                                   -------------------------------------
                                                       1997         1996        1995
         Sales                                     $18,909,466  $14,207,675  $10,984,299
         Gross profit                               10,224,861    7,743,600    4,704,073
         Net income                                  1,489,856    1,168,273      895,575
         Northern Technologies International
          Corporation's share of equity in
          income of corporate joint ventures           708,598      483,181      419,996

         FOREIGN COMPANY - The Company has a 50% interest in a foreign trading company located in Austria. The trading company sells merchandise directly and serves as an intermediary in the arrangement of sales of goods on which it receives commissions.

         Summarized financial information from the unaudited financial statements of the foreign company carried on the equity basis is as follows:

                                                               August 31,
                                                      -------------------------
                                                          1997          1996

         Current assets                               $  443,818    $   841,893
         Total assets                                    661,971      1,217,270
         Current liabilities                             397,971        897,512
         Stockholders' equity                            264,000        319,758
         Northern Technologies International
          Corporation's share of foreign company's
          equity                                         132,000        159,879

                                                          Years Ended August 31,
                                                   ----------------------------------
                                                       1997       1996        1995
         Sales                                     $  848,620  $1,514,567  $  861,795
         Gross profit                                 582,915     819,988      56,075
         Net income                                     7,292      11,576      17,287
         Northern Technologies International
          Corporation's share of equity income
          of foreign company                            3,646       5,788       8,643

         EUROPEAN HOLDING COMPANY - During 1997, the Company invested $254,639 for a 50% ownership interest in a European holding company. To date, the entity has been inactive and its assets as of August 31, 1997 consist primarily of cash and cash equivalents.

5.       STOCKHOLDERS' EQUITY

         During 1997, 1996, and 1995, the Company acquired and retired 9,000; 61,165; and 113,000 shares of common stock for $53,100; $313,301; and
         $711,900, respectively.

         During 1997 and 1996, certain employees received 3,000 and 2,500 shares of common stock, respectively, in return for services provided and expensed in 1996 and 1995, respectively. The value of the common stock issued, $15,375 and $12,813 in 1997 and 1996, respectively, was determined based on the market value of the Company's common stock.

         A note receivable of $129,807 (including accrued interest of $4,432) resulting from the exercise of warrants has been shown as a reduction of stockholders' equity. The note receivable bears interest at a rate of 11% and is due on demand. The increase in accrued interest receivable on the outstanding note receivable as of August 31, 1997 and 1996 has been fully reserved for, due to the uncertainty as to when the interest would be paid.

         During 1994, the Company's Board of Directors and shareholders approved a stock option plan (the Plan) providing for the granting of options to purchase 250,000 shares of common stock. Under the Plan, incentive stock options and nonqualified stock options may be granted to directors, officers, nonofficer employees, and others. The options have a term of five years and become exercisable ratably over a three- or four-year period beginning on the first annual anniversary date of the grant. Options are granted at prices equal to the market value of the stock on the date of grant.

         A summary of the status of the Company's stock options for the years ended August 31 is as follows:

                                                     1997                   1996                     1995
                                            ----------------------   ---------------------   ---------------------
                                                         Wgtd Avg                Wgtd Avg                Wgtd Avg
                                              Shares    Exer Price    Shares    Exer Price    Shares    Exer Price
         Outstanding at beginning of year     133,203     $ 3.34      133,390     $ 3.02      122,170      $ 3.02
         Granted                               12,000       5.00       13,870       6.13       17,000        3.00
         Exercised                             (9,233)      3.02      (13,167)      3.04           -         -
         Canceled                              (3,600)      5.50         (890)      3.00       (5,780)       3.00
                                            ---------                --------                --------

         Outstanding at end of year           132,370       3.46      133,203       3.34      133,390        3.02
                                            =========                ========                ========

         Options exercisable at year end       85,608       3.16       57,005       3.02       36,975        3.03
                                            =========                ========                ========

         The Company applies Accounting Principles Board (APB) Opinion No. 25 and related interpretations in accounting for the Plan. No compensation cost has been recognized for options issued under the Plan when the exercise price of the options granted are at least equal to the fair value of the common stock on the date of grant. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards in the years ended August 31, consistent with the provisions of SFAS No. 123, the Company's net income would have changed to the pro forma amounts indicated below:

                                                        1997            1996

         Net income, as reported                     $ 2,615,848   $ 2,087,751
         Net income, pro forma                         2,603,869     2,081,235
         Net income per common share, as reported    $       .61   $       .49
         Net income per common share, pro forma              .61           .49

         The fair value of each option grant is estimated on the grant date using the Black-Sholes option-pricing model with the following assumptions and results for the grants:

                                                         1997         1996

         Dividend yield                                    2.0%         2.0%
         Expected volatility                              49.8%        47.6%
         Expected life of option                           5            5
         Risk-free interest rate                           6.50%        5.98%
         Fair value of options on grant date              $2.27        $2.81

         The following table summarizes information about stock options outstanding at August 31, 1997:

                                    Options Outstanding
                           --------------------------------------
                                          Weighted                    Options Exercisable
                                           Average                  -----------------------
                                          Remaining     Weighted                   Weighted
           Range of                      Contractual     Average                    Average
           Exercise          Number         Life        Exercise      Number       Exercise
            Prices         Outstanding     (Years)        Price     Exercisable      Price
         $3.00 - $3.13        110,100          1.77    $     3.02      81,849      $   3.02
         $5.00 - $6.75         22,270          3.56          5.62       3,759          6.20
                            ---------                               ---------
         $3.00 - $6.75        132,370          2.07    $     3.46      85,608      $   3.16
                            =========      ========    ==========   =========      ========

6.       SALES INFORMATION

         Sales by geographic location as a percentage of total sales were as follows:

                                                    1997     1996     1995

         U.S.A. (unaffiliated customers)               74%      75%      79%
         Outside the U.S.A.:
          Corporate joint ventures in which the
              Company is a stockholder                 17       16       15
          Unaffiliated customers
              Other foreign countries                   9        9        6
                                                   ------   ------   ------
                                                      100%     100%     100%
                                                   ======   ======   ======

         One customer accounted for approximately 14% of net sales for the year ended August 31, 1997. No single customer accounted for more than 10% of net sales for the years ended August 31, 1996 and 1995.

7.       RETIREMENT PLAN

         The Company has a 401(k) Employee Savings Plan. Employees who meet certain age and service requirements may elect to contribute up to 15% of their salaries. The Company contributes the lesser of 50% of the participants' contributions or 3-1/2% of the employee's salary. The Company recognized expense for the savings plan of $36,000, $34,000, and $33,000 for the years ended August 31, 1997, 1996, and 1995, respectively.

8.       INCOME TAXES

         The provisions for income taxes for the years ended August 31 consist of the following:

                                    1997            1996           1995

         Current:
          Federal                $   1,200,000  $   1,040,000   $     820,000
          State                        115,000        100,000          85,000
                                 -------------  -------------   -------------
                                     1,315,000      1,140,000         905,000

         Deferred:
          Federal                     (101,000)       (46,000)        (73,000)
          State                         (9,000)        (4,000)         (7,000)
                                 -------------  -------------   -------------
                                      (110,000)       (50,000)        (80,000)
                                 -------------  -------------   -------------
                                 $   1,205,000  $   1,090,000   $     825,000
                                 =============  =============   =============

         Reconciliations of the expected federal income tax at the statutory rate with the provisions for income taxes for the years ended August 31 are as follows:

                                                     1997          1996        1995
         Tax computed at statutory rates            $1,337,000  $1,112,000   $  934,000
         State income tax, net of federal benefit       71,000      63,000       51,000
         Equity in income of joint ventures           (242,000)   (166,000)    (163,000)
         Other                                          39,000      81,000        3,000
                                                    ----------  ----------   ----------
                                                    $1,205,000  $1,090,000   $  825,000
                                                    ==========  ==========   ==========

         The Company has not recognized a deferred tax liability relating to investments in foreign corporate joint ventures and foreign company that are essentially permanent in duration of $650,000 and $450,000 at August 31, 1997 and 1996, respectively. If some or all of the undistributed earnings of the foreign corporate joint ventures and foreign company are remitted to the Company in the future, income taxes, if any, after the application of foreign tax credits, will be provided at that time.

         The tax effect of the temporary differences and tax carryforwards comprising the net deferred taxes shown on the balance sheets at August 31 are as follows:

                                                        1997          1996

         Current:
          Allowance for doubtful accounts           $    10,000    $     9,000
          Inventory costs                                22,000         30,000
          Prepaid expenses and other                     73,000         27,000
          Accrued expenses                               92,000         65,000
          Deferred gross profit                          43,000         39,000
                                                    -----------    -----------
                    Total current                   $   240,000    $   170,000
                                                    ===========    ===========

         Noncurrent:
          Excess of book over tax depreciation      $    37,000    $    34,000
          Investment write-offs                         568,000        568,000
          Joint venture expenses                         60,000         28,000
          Interest receivable relating to notes          33,000         28,000
          Valuation allowance                          (568,000)      (568,000)
                                                    -----------    -----------
                    Total noncurrent                $   130,000    $    90,000
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

10.      STATEMENTS OF CASH FLOWS

         Supplemental disclosures of cash flow information for the years ended August 31 consist of:

                                                                               1997           1996         1995
         Cash paid during the year for income taxes                       $  1,401,833    $   818,680    $   887,972
         (Decrease) increase in the Company's investment
          in joint ventures and foreign company and cumulative
          foreign currency translation adjustments due to
          changes in exchange rates                                           (293,109)       (59,047)        44,141
         Issuance of common stock in exchange for services
          provided in 1996 and 1995 and accrued for at August 31,
          1996 and 1995, respectively                                           15,375         12,813             -
         Accrued expense decrease resulting from a reduction in
          principal balance and accrued interest receivable relating
          to notes receivable from purchase of common stock                         -              -          62,821

11.      QUARTERLY INFORMATION (UNAUDITED)

                                                                                Quarter Ended
                                                        ------------------------------------------------------------
                                                         November 30      February 28       May 31        August 31
         Fiscal 1997:
           Net sales                                    $  1,921,414     $  2,092,961   $  2,518,582    $  2,196,361
           Gross profit                                    1,008,712        1,122,985      1,317,256       1,138,661
           Income before income taxes                        731,322          865,789      1,108,260       1,115,477
           Income taxes                                      210,000          315,000        375,000         305,000
           Net income                                        521,322          541,789        733,260         819,477
           Net income per common and
              common equivalent share                   $        .12     $        .13   $        .17    $        .19

         Fiscal 1996:
           Net sales                                    $  1,618,599     $  1,607,319   $  1,751,478    $  1,891,788
           Gross profit                                      860,989          843,716        942,117       1,115,449
           Income before income taxes                        606,635          670,424        737,039       1,163,653
           Income taxes                                      170,000          230,000        230,000         460,000
           Net income                                        436,635          440,424        507,039         703,653
           Net income per common and
              common equivalent share                   $        .10     $        .10   $        .12    $        .17

         During the fourth quarters of 1997 and 1996, the Company adjusted the carrying value of inventory as a result of a complete annual physical count and valuation. This annual counting and pricing was more comprehensive than that which had been conducted on an interim basis. As a result, the Company decreased cost of sales by approximately $50,000 and $76,000 in the fourth quarters of 1997 and 1996, respectively. It is not practicable to determine the periods of the fiscal year to which these adjustments relate.

12.      SUBSEQUENT EVENTS

         On November 19, 1997, the Company's Board of Directors declared a $.15 per share dividend on all outstanding shares of the Company's common stock to be distributed on December 15, 1997 to holders of record on December 1, 1997.

         On November 18, 1997, the Company acquired 64,000 shares of its common stock for $672,000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

A.       DIRECTORS OF THE REGISTRANT

         The following table sets forth certain information as of November 14, 1997, which has been furnished to the Company by the directors named below.

       NAME               AGE                PRINCIPAL OCCUPATION                   DIRECTOR SINCE
       ----               ---                --------------------                   --------------
Sidney Dworkin            76       Chairman of the Board and Chief Executive              1979
                                   Officer of Advanced Modular Systems, Inc.

Vincent J. Graziano       64       Co-Chief Executive Officer and President of the        1979
                                   Company

Gerhard Hahn              53       General Manager of Knuppel KG                          1996

Dr. Donald A. Kubik       57       Vice President of the Company                          1995

Richard G. Lareau         69       Partner of Oppenheimer Wolff & Donnelly                1980

Philip M. Lynch           61       Co-Chief Executive Officer and Chairman of the         1979
                                   Board of the Company and Executive Vice
                                   President of Inter Alia Holding Company

Dr. Milan R. Vukcevich    60       Director of Materials Research and Development         1995
                                   of Bicron Saint-Gobain Industrial Ceramics

         Mr. Dworkin has been Chairman of the Board and Chief Executive Officer of Advanced Modular Systems, Inc., a company which sells and leases modular buildings, since 1988. In addition, since September 1987, Mr. Dworkin has been an independent venture capitalist. Mr. Dworkin also serves as a director of CCA Industries, Inc., Cragar Industries, Inc., Consolidated Healthcare, Inc., Entitle Design, Inc., QEP, Inc. and Interactive Technologies, Inc. and as Chairman of the Board of Comtrex Systems Corp. and Marbledge Group, Inc.

         Mr. Graziano has been employed by the Company since 1976 and has been President of the Company and a director of the Company since 1979. Prior to joining the Company, Mr. Graziano served as Manager of Manufacturing Systems with the management consulting department of Peat, Marwick, Mitchell & Co. in Europe and the United States for nine years.

         Mr. Hahn has been employed as General Manager by Knuppel KG, a German packaging firm, since 1966. Mr. Hahn has also been employed by Excor Korrosionsschutz-Technologien and Produkte GmbH (the Company's German joint venture) since 1991. Mr. Hahn was appointed to the Board in April 1996.

         Dr. Kubik has been employed by the Company since 1978 and has been a Vice President of the Chemical Division of the Company since 1979. Dr. Kubik was appointed as a director of the Company in August 1995. During his employ as senior chemist with the Company, Dr. Kubik was responsible for developing the patent that led to the Company's introduction of protective plastic film and paper products incorporating volatile corrosion inhibitors. Prior to joining the Company, Dr. Kubik held a research and development position with 3M Company.

         Mr. Lareau has been a partner of the law firm of Oppenheimer Wolff & Donnelly for more than five years. Mr. Lareau also serves as a director of Ceridian Corporation, Merrill Corporation, Nash Finch Company, all public companies, and as a trustee of Mesabi Trust.

         Mr. Lynch has been Executive Vice President of Inter Alia Holding Company, a financial and management consulting firm ("Inter Alia"), for more than five years. Mr. Lynch is also a member of the Board of Directors of the Fosbel Group of Companies: Fosbel International (U.K.), Fosbel, Inc. (U.S.), Fosbel Japan, Ltd. (Tokyo), Fosbel do Brasil (San Paulo), and Fosbel Europe BV, (operating in 17 Western and three Eastern European countries). The Fosbel Group is itself a joint venture between multinational listed companies: Glaverbel S.A., (Bruxelles), a leading Belgian glass manufacturing company and an affiliate of Asahi Glass Co., Ltd., and Burmah Castrol plc, an English petrochemical and materials science company.

         Dr. Vukcevich was appointed to the Board of Directors in 1995. Dr. Vukcevich is employed as Director of Materials Research and Development of Bicron Saint-Gobain Industrial Ceramics. Dr. Vukcevich was employed by GE Lighting from 1973 to 1995, holding various positions including Chief Scientist, Manager of Metallurgical Engineering and Coordinator of International Research and Development in Materials Science.

B.       EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Company, their ages and the offices held, as of November 14, 1997, are as follows:

               NAME                AGE                 POSITION IN THE COMPANY
               ----                ---                 -----------------------
        Vincent J. Graziano        64      Co-Chief Executive Officer, President and Director

        Philip M. Lynch            61      Chairman of the Board and Co-Chief Executive Officer

        Dr. Donald A. Kubik        57      Vice President and Director

        Ernest R. Peake            62      Vice President

        Loren M. Ehrmanntraut      70      Chief Financial Officer and Secretary

        Constance M. Fason         49      Vice President - Domestic Marketing and Sales

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

         Mr. Peake has been employed by the Company since 1978 and has been a Vice President of the Company since 1979. Prior to joining the Company, Mr. Peake spent eight years in the medical patient monitoring field, including five years with Marcom, Inc. as Operations Manager and as a partner and Vice President of Advance Design, Inc. Mr. Peake also spent three years with Honeywell as a Principal Development Engineer.

         Mr. Ehrmanntraut has been employed by the Company since 1973. He has served as Chief Financial Officer since 1997 and as Secretary of the Company since 1978. From 1974 to March 1997, Mr. Ehrmanntraut served as Treasurer of the Company. Prior to joining the Company, Mr. Ehrmanntraut spent four years with Bankers Mortgage Corporation and its subsidiaries performing accounting, finance and personnel duties. Prior to his employ with Bankers Mortgage Corporation, Mr. Ehrmanntraut served as controller for Physicians and Surgeons Underwriters Insurance Company, office manager for Employers Overload Corporation, accountant, auditor, and various personnel positions with American Hardware Mutual Insurance Company and as an auditor with Ernst and Ernst.

         Ms. Fason has been Vice President-Domestic Marketing and Sales of the Company since September 1997. Prior to joining the Company, Ms. Fason spent 12 years at Cataphote, Inc., a company that manufactures and markets highway safety products (pavement marking materials). Most recently, from February 1993 to December 1996, Ms. Fason served as President and Chief Executive Officer of Cataphote and from March 1990 to February 1993, Ms. Fason served as Executive Vice President and General Manager of Cataphote.

C.       COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers and all persons who beneficially own more than 10% of the outstanding shares of the Company's Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the Company's Common Stock. Executive officers, directors and greater than 10% beneficial owners are also required to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based upon a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended August 31, 1997, none of the Company's directors or officers or beneficial owners of greater than 10% of the Company's Common Stock failed to file on a timely basis the forms required by
Section 16 of the Exchange Act, except that Connie L. Magnuson, the Company's former Treasurer, failed to file a timely report under Section 16(a) reporting her appointment as an executive officer of the Company. Such required report has subsequently been filed.


ITEM 10.  EXECUTIVE COMPENSATION.

A.       COMPENSATION OF DIRECTORS

         DIRECTORS FEES. Each person who was a non-employee director received an annual retainer of $7,500 in fiscal 1997 for services rendered as a director of the Company. Each non-employee director of the Company receives $750 for each Board meeting and $500 for each Board committee meeting attended. The Chairman of the Board does not receive any Board or committee meeting fee. The Company pays the premium on a group insurance policy for the Chairman of the Board.

         AUTOMATIC OPTION GRANTS TO NON-EMPLOYEE DIRECTORS. Pursuant to the Company's 1994 Stock Incentive Plan (the "Plan"), each non-employee director of the Company is automatically granted a non-qualified option to purchase 2,000 shares of Common Stock (a "Director Option") on the first day of each fiscal year while serving as a non-employee director of the Company. Non-employee directors who are elected or appointed to the Board following the first day of the Company's fiscal year receive pro-rata portion of 2,000 shares of Common Stock calculated by dividing the number of months remaining in the fiscal year at the time of election or appointment divided by twelve.

         On September 1, 1996, Messrs. Dworkin, Hahn, Lareau, Lynch and Vukcevich each received a Director Option to purchase 2,000 shares of Common Stock at an exercise price of $5.00 per share. On September 1, 1997, Messrs. Dworkin, Hahn, Lareau, Lynch and Vukcevich each received a Director Option to purchase 2,000 shares of Common Stock at an exercise price of $12.00 per share. All of such Director Options granted vest in equal one-third installments over a three-year period.

B.       SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION PAID TO EXECUTIVE
         OFFICERS

         The following table provides summary information concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of the Company's Co-Chief Executive Officers and the most highly compensated executive officers of the Company whose cash and non-cash salary and bonus exceeded $100,000 in the fiscal year ended August 31, 1997 (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE
                                                                                  LONG-TERM
                                                                                 COMPENSATION
                                                        ANNUAL COMPENSATION      ------------
                                                        -------------------       SECURITIES
                                                                                   UNDERLYING         ALL OTHER
      NAME AND PRINCIPAL POSITION            YEAR      SALARY ($)   BONUS ($)      OPTIONS (#)   COMPENSATION ($)(1)
      ---------------------------            ----      ----------   ---------     ------------   -------------------
Vincent J. Graziano                          1997       $217,107     $55,000              0             $4,750
PRESIDENT AND CO-CHIEF EXECUTIVE OFFICER     1996        190,443      45,000              0              4,750
                                             1995        182,516      40,000              0              5,574

Philip M. Lynch                              1997              0           0          2,000                  0 (2)
CHAIRMAN OF THE BOARD AND CO-CHIEF           1996              0           0          2,000                  0 (2)
EXECUTIVE OFFICER                            1995              0           0          2,000                  0 (2)

Donald A. Kubik                              1997        176,082      55,000              0              4,750
VICE PRESIDENT                               1996        152,749      45,000              0              5,496
                                             1995        136,487      35,000              0              5,287

Loren M. Ehrmanntraut                        1997        117,410      55,000              0              5,013
CHIEF FINANCIAL OFFICER AND SECRETARY        1996        107,410      40,000              0              5,159
                                             1995         92,811      30,000              0              3,584

-----------------------------

(1) Compensation hereunder consists of contributions to the 401(k) plans of the Named Executive Officers.

(2) Does not include any commissions payable to Inter Alia, an entity affiliated with Mr. Lynch, under a certain Manufacturer's Representative Agreement. See "Item 12 - Certain Relationships and Related Transactions."

C.       OPTION GRANTS AND EXERCISES.

         The following tables provide information for the year ended August 31, 1997 as to individual grants of options to purchase shares of the Common Stock, exercises of options and the potential realizable value of the options held by the Named Executive Officers at August 31, 1997.

                          OPTION GRANTS IN FISCAL 1997

                                      PERCENT OF TOTAL OPTIONS
                                        GRANTED TO EMPLOYEES   EXERCISE OR BASE
    NAME          OPTIONS GRANTED (1)    IN FISCAL YEAR (2)     PRICE ($/SHARE)  EXPIRATION DATE
    ----          -------------------    ------------------     ---------------  ---------------
Philip M. Lynch           2,000                   0%                 $5.00           8/31/01

--------------

(1) These options were granted under the Plan. The options vest in three equal installments on the first, second and third anniversary of the date of grant (September 1, 1996). To the extent not already exercisable, options granted under the Plan become immediately exercisable in full upon certain "changes in control" (as defined in the Plan) of the Company.

(2) Mr. Lynch is not an employee of the Company. No options were granted to any employees of the Company during fiscal 1997.

                 AGGREGATED OPTION EXERCISES IN FISCAL 1997 AND
                       FISCAL 1997 YEAR-END OPTION VALUES

                                                                                         VALUE OF UNEXERCISED
                                                         NUMBER OF UNEXERCISED           IN-THE-MONEY OPTIONS
                                                      OPTIONS AT AUGUST 31, 1997        AT AUGUST 31, 1997 (1)
                                                      --------------------------        ----------------------
                           SHARES
                          ACQUIRED        VALUE
          NAME          ON EXERCISE(#) REALIZED ($)   EXERCISABLE   UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
          ----          ------------   ------------   -----------   -------------    -----------    -------------
Vincent J. Graziano          0         $      0         29,250          8,750        $262,860         $78,750
Philip M. Lynch              0                0          4,000          4,000          33,239          27,001
Donald A. Kubik          8,333           28,541          7,500          7,500          67,500          67,500
Loren M. Ehrmanntraut        0                0         25,000          7,500         224,675          67,500

--------------------

(1) Value is calculated as the excess of the fair market value of the Common Stock on August 31, 1997 over the exercise price of the options. On August 31, 1997, the fair market value of the Common Stock was $12.00 per share.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth information regarding the beneficial ownership of the Common Stock of the Company as of November 14, 1997, unless other noted, (a) by each stockholder who is known by the Company to own beneficially more than 5% of the outstanding Common Stock, (b) by each director,
(c) each Named Executive Officer, and (d) by all executive officers and directors of the Company as a group.

                                                    SHARES OF COMMON STOCK
                                                    BENEFICIALLY OWNED (1)
                                               --------------------------------
NAME                                              AMOUNT       PERCENT OF CLASS

Inter Alia Holding Company.................      911,668 (3)         21.7%
Herman H. Lee..............................      256,545 (4)          6.1
Sidney Dworkin.............................       52,500 (5)          1.2
Vincent J. Graziano........................       79,750 (6)          1.9
Gerhard Hahn...............................        3,641 (7)           *
Dr. Donald A. Kubik........................       95,840 (8)          2.3
Richard G. Lareau..........................       33,676 (9)           *
Philip M. Lynch............................        6,000 (10)          *
Dr. Milan R. Vukcevich.....................        2,064 (11)          *
Loren M. Ehrmanntraut......................       54,000 (12)         1.3
All directors and executive officers
as a group (10 persons)....................    1,299,904 (13)        30.3

*        Less than 1%.

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

(2)      Based on 4,202,488 shares of Common Stock outstanding as of November
         14, 1997.

(3) Includes 911,668 shares held of record by Inter Alia, a financial and management consulting firm of which Mr. Lynch, the Chairman of the Board of Directors and the Co-Chief Executive Officer of the Company, is an officer and director.

(4) Includes 254,545 shares beneficially owned by Mr. Lee, based on information provided to the Company by Mr. Lee. Includes 2,000 shares beneficially owned by Mr. Lee's wife as to which he disclaims any beneficial interest.

(5) Does not include 21,015 shares held by Sidelmar, a partnership in which Mr. Dworkin, a director of the Company, is a general partner. Includes 6,000 shares of Common Stock which may be acquired within 60 days pursuant to the exercise of options.

(6) Includes 29,250 shares of Common Stock which may be acquired within 60 days pursuant to the exercise of options.

(7) Includes 1,141 shares of Common Stock which may be acquired within 60 days pursuant to the exercise of options.

(8) Includes 7,500 shares of Common Stock which may be acquired within 60 days pursuant to the exercise of options.

(9) Includes 6,000 shares of Common Stock which may be acquired within 60 days pursuant to the exercise of options.

(10) Does not include 911,668 shares held of record or beneficially owned by Inter Alia Holding Company, of which Mr. Lynch is a stockholder, officer and director. Includes 6,000 shares of Common Stock which may be acquired within 60 days pursuant to the exercise of options.

(11) Includes 1,734 shares of Common Stock which may be acquired within 60 days pursuant to the exercise of options.

(12) Includes 25,000 shares of Common Stock which may be acquired within 60 days pursuant to the exercise of options.

(13) Includes (i) 911,668 shares held of record by Inter Alia Holding Company, a financial and management consulting firm of which Mr. Lynch, the Chairman of the Board of Directors and the Co-Chief Executive Officer of the Company, is a stockholder, officer and director, (ii) 21,015 shares held of record by Sidelmar, a partnership in which Mr. Dworkin, a director of the Company, is a general partner, and (iii) options to purchase 88,875 shares which are held by officers and directors of the Company which are exercisable within 60 days.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         On October 1, 1976, the Company entered into a Manufacturer's Representative Agreement with The Saxxon Organization, Incorporated (the "Agreement"). The Agreement has no expiration date and may be terminated by either party upon 60 days written notice. Effective January 9, 1980, the Agreement was assigned to Inter Alia, a financial and management consulting firm of which Philip M. Lynch, the Chairman of the Board of Directors of the Company, is a stockholder, officer and director. Under the Agreement, Inter Alia (or the "Representative") is entitled to commissions from the Company on the net proceeds of sales of the Company's product generated by Inter Alia. The Representative acts as an independent manufacturer's representative of the Company. It has a non-exclusive worldwide right to offer for sale and solicit orders for the Company's products in accordance with prices determined by the Company. The Representative is responsible for all of its own operating expenses with no entitlement for reimbursement from the Company. The Representative has not effected any sales within the United States. The Representative's effort has developed sales outside the United States, specifically in France, which resulted in commissions of approximately $42,582, $52,950 and $52,057 for the fiscal years ended August 31, 1997, 1996 and 1995, respectively. In light of the Company's own domestic sales effort and its distributor network within the United States, the Company does not anticipate the Representative developing any sales within the United States. Additionally, the Company's expanding international joint venture program may also limit opportunities abroad for the Representative. Thus, the Company does not anticipate that the Representative will develop any significant sales volume for the Company.

         On August 31, 1984, Inter Alia purchased 119,083 shares of the Common Stock and paid therefor by signing a promissory note. The promissory note (the "Note") has a face value of $125,375 and bears interest at 11% per year. The Note was originally due on December 31, 1992 and is currently due on demand. The outstanding balance of the Note, including accrued interest of $92,579, was $217,954 at August 31, 1997.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(A)      EXHIBITS

         Reference is made to the Exhibit Index hereinafter contained, at page 39 of this Report.

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

(B)      REPORTS ON FORM 8-K

         The Company did not file any Current Reports on Form 8-K during the fourth quarter of fiscal 1997.

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

                                            NORTHERN TECHNOLOGIES
                                            INTERNATIONAL CORPORATION


Dated:  November 25, 1997                   By:  /s/  Vincent J. Graziano
                                                 ------------------------
                                                 Vincent J. Graziano
                                                 President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant on November 25, 1997 in the capacities indicated.

NAME                                 TITLE
----                                 -----

/s/ Vincent J. Graziano              Co-Chief Executive Officer, President and
Vincent J. Graziano                  Director (principal executive officer)

/s/ Loren M. Ehrmanntraut            Chief Financial Officer and Secretary
Loren M. Ehrmanntraut                (principal financial officer and principal
                                     accounting officer)

/s/ Philip M. Lynch                  Co-Chief Executive Officer and Chairman of
Philip M. Lynch                      the Board of Directors

/s/ Sidney Dworkin                   Director
Sidney Dworkin

/s/ Gerhard Hahn                     Director
Gerhard Hahn

/s/ Donald A. Kubik, Ph.D.           Director
Donald A. Kubik, Ph.D.

/s/ Richard G. Lareau                Director
Richard G. Lareau

/s/ Milan R. Vukcevich, Ph.D.        Director
Milan R. Vukcevich, Ph.D.

                 NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
                  EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-KSB
                       FOR THE YEAR ENDED AUGUST 31, 1997

Item No.           Item                                                   Method of Filing
--------           ----                                                   ----------------
3.1       Certificate of Incorporation                        Incorporated by reference to Exhibit 3.1
                                                              contained in the Registration Statement on Form
                                                              10 (File No. 0-19331).

3.2       Bylaws                                              Incorporated by reference to Exhibit 3.2
                                                              contained in the Registration Statement on Form
                                                              10 (File No. 0-19331).

10.1      Form of Incentive Stock Option Agreement            Incorporated by reference to Exhibit 10.1 to
                                                              the Company's Annual Report on Form 10-KSB for
                                                              the fiscal year ended August 31, 1993.

10.2      Form of Non-Qualified Stock Option Agreement        Incorporated by reference to Exhibit 10.2 to
                                                              the Company's Annual Report on Form 10-KSB for
                                                              the fiscal year ended August 31, 1993.

10.3      1994 Stock Incentive Plan                           Incorporated by reference to Exhibit 10.3 to
                                                              the Company's Annual Report on Form 10-KSB for
                                                              the year ended August 31, 1993.

21.1      Subsidiaries of the Registrant                      Filed herewith electronically.

23.1      Independent Auditors' Consent                       Filed herewith electronically.

27.1      Financial Data Schedule                             Filed herewith electronically.