Form 10QSB
period 1997-11-30
NORTHERN TECHNOLOGIES INTERNATIONAL CORP
filed 1998-01-13
CIK 875582

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


              Quarterly Report Pursuant to Section 13 or 15 (d) of
                       The Securities Exchange Act of 1934

For the Quarterly Period Ended:                          Commission File Number
       November 30, 1997                                         1-11038

                 NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
             (Exact name of registrant as specified in its charter)

         Delaware                                      41-0857886
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

                             YES __X__    NO _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                            Outstanding as of December 31, 1997
           -----                            -----------------------------------

Common Stock, $.02 par value                            4,151,790

                                            "This document consists of 11
                                            pages. No exhibits are being filed."

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

BALANCE SHEETS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                           NOVEMBER 30,      AUGUST 31,
                                                                                              1997              1997
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                              $  3,010,049     $  3,945,567
   Receivables:
      Trade, less allowance for doubtful accounts of $30,000 and $27,000, respectively       1,419,259        1,164,660
      Corporate joint ventures                                                                 518,114          517,551
   Inventories                                                                                 900,541          841,618
   Prepaid expenses and other                                                                   87,886           77,196
   Deferred income taxes                                                                       240,000          240,000
                                                                                          ------------     ------------
            Total current assets                                                             6,175,849        6,786,592

PROPERTY AND EQUIPMENT, net                                                                    968,919          962,328

OTHER ASSETS:
   Investments in corporate joint ventures                                                   2,431,410        2,291,600
   Investment in foreign company                                                               128,916          132,000
   Investment in European holding company                                                      259,905          254,639
   Deferred income taxes                                                                       130,000          130,000
   Other                                                                                       647,544          625,544
                                                                                          ------------     ------------
                                                                                             3,597,775        3,433,783
                                                                                          ------------     ------------
                                                                                          $ 10,742,543     $ 11,182,703
                                                                                          ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                                       $    169,988     $    162,477
   Income taxes payable                                                                         95,772          376,867
   Dividends payable                                                                           621,798             --
   Accrued liabilities:

      Payroll                                                                                  228,600          230,951
      Other                                                                                    163,372          189,707
                                                                                          ------------     ------------
            Total current liabilities                                                        1,279,530          960,002

DEFERRED GROSS PROFIT                                                                          118,000          118,000

STOCKHOLDERS' EQUITY:
   Preferred stock, no par value, authorized 10,000 shares, none issued
   Common stock, $.02 par value per share; authorized 10,000,000 shares;
      issued and outstanding 4,145,322 and 4,202,508, respectively                              82,906           84,050
   Additional paid-in capital                                                                5,053,826        5,185,828
   Retained earnings                                                                         4,642,143        5,217,221
   Cumulative foreign currency translation adjustments                                        (304,055)        (252,591)
                                                                                          ------------     ------------
                                                                                             9,474,820       10,234,508

   Notes and related interest receivable from purchase of common stock                        (129,807)        (129,807)
                                                                                          ------------     ------------
               Total stockholders' equity                                                    9,345,013       10,104,701
                                                                                          ------------     ------------
                                                                                          $ 10,742,543     $ 11,182,703
                                                                                          ============     ============

See notes to financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

STATEMENTS OF INCOME (UNAUDITED)

THREE MONTHS ENDED NOVEMBER 30, 1997 AND 1996
--------------------------------------------------------------------------------

                                                                         1997            1996
SALES                                                                $ 2,682,741     $ 1,921,414

COST OF GOODS SOLD                                                     1,387,515         912,702
                                                                     -----------     -----------

GROSS PROFIT                                                           1,295,226       1,008,712

OPERATING EXPENSES:
   Selling                                                               272,735         268,421
   General and administrative                                            524,401         466,443
   Research, engineering, and technical support                          112,128         100,032
                                                                     -----------     -----------
                                                                         909,264         834,896
                                                                     -----------     -----------

OPERATING INCOME                                                         385,962         173,816

CORPORATE JOINT VENTURES, FOREIGN COMPANY,
      AND EUROPEAN HOLDING COMPANY:
   Equity in income of corporate joint ventures, foreign company,
      and European holding company                                       114,145         154,689
   Fees for technical assistance to corporate joint ventures             466,821         511,939
   Corporate joint ventures expense                                     (185,638)       (121,001)
                                                                     -----------     -----------
                                                                         395,328         545,627

OTHER INCOME:
   Interest income                                                        32,716           7,722
   Other income                                                             --             4,157
                                                                     -----------     -----------
                                                                          32,716          11,879
                                                                     -----------     -----------

INCOME BEFORE INCOME TAXES                                               814,006         731,322

INCOME TAXES                                                             250,000         210,000
                                                                     -----------     -----------

NET INCOME                                                           $   564,006     $   521,322
                                                                     ===========     ===========

NET INCOME PER COMMON AND COMMON
  EQUIVALENT SHARE                                                   $       .13     $       .12
                                                                     ===========     ===========

WEIGHTED AVERAGE NUMBER OF COMMON AND
  COMMON EQUIVALENT SHARES OUTSTANDING                                 4,284,746       4,251,801
                                                                     ===========     ===========

See notes to financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

STATEMENTS OF CASH FLOWS (UNAUDITED)

THREE MONTHS ENDED NOVEMBER 30, 1997 AND 1996
--------------------------------------------------------------------------------

                                                                           1997            1996
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                          $   564,006     $   521,322
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation                                                          29,700          28,725
      Equity in income of corporate joint ventures, foreign company
         and European holding company                                     (114,145)       (154,689)
      Dividend received from joint ventures                                   --            13,060
      Change in current assets and liabilities:
         Receivables:
            Trade                                                         (254,599)       (133,965)
            Corporate joint ventures                                          (563)         (8,802)
         Inventories                                                       (58,923)         62,917
         Prepaid expenses and other                                        (10,690)         50,356
         Accounts payable                                                    7,511         (34,128)
         Income taxes payable                                             (281,095)       (372,901)
         Accrued liabilities                                               (28,686)         33,254
                                                                       -----------     -----------
            Total adjustments                                             (711,490)       (516,173)
                                                                       -----------     -----------
            Net cash (used in) provided by operating activities           (147,484)          5,149

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in corporate joint ventures                                  (79,311)        (24,000)
   Additions to property                                                   (36,291)        (54,682)
   Increase in other assets                                                (22,000)       (250,000)
                                                                       -----------     -----------
            Net cash used in investing activities                         (137,602)       (328,682)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repurchase of common stock                                             (672,206)        (24,600)
   Issuance of common stock                                                 21,774          26,603
                                                                       -----------     -----------
            Net cash (used in) provided by financing activities           (650,432)          2,003
                                                                       -----------     -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                 (935,518)       (321,530)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         3,945,567       3,707,520
                                                                       -----------     -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $ 3,010,049     $ 3,385,990
                                                                       ===========     ===========

See notes to financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED NOVEMBER 30, 1997 AND 1996
--------------------------------------------------------------------------------

1.      INTERIM FINANCIAL INFORMATION

        In the opinion of management, the accompanying unaudited financial statements contain all necessary adjustments, which are of a normal recurring nature, to present fairly the financial position of Northern Technologies International Corporation as of November 30, 1997 and the results of its operations and its cash flows for the three months ended November 30, 1997 and 1996, in conformity with generally accepted accounting principles.

        These financial statements should be read in conjunction with the financial statements and related notes as of and for the year ended August 31, 1997 contained in the Company's filing on Form 10-KSB dated November 25, 1997 and with Management's Discussion and Analysis or Plan of Operation appearing on pages 7 through 9 of this quarterly report.

2.      INVENTORIES

        Inventories consist of the following:

                                                        November 30,  August 31,
                                                             1997        1997

       Production materials                              $  358,840   $  276,631
       Work in process                                      134,373       21,301
       Finished goods                                       407,328      543,686
                                                         ----------   ----------
                                                         $  900,541   $  841,618
                                                         ==========   ==========

3.      PROPERTY AND EQUIPMENT

        Property and equipment consist of the following:

                                                        November 30,  August 31,
                                                             1997        1997

       Land                                              $  246,097  $   246,097
       Buildings and improvements                         1,044,996    1,044,996
       Machinery and equipment                              632,158      603,919
                                                         ----------   ----------
                                                          1,923,251    1,895,012
       Less accumulated depreciation                        954,332      932,684
                                                         ----------   ----------
                                                         $  968,919   $  962,328
                                                         ==========   ==========

4.      INVESTMENT IN CORPORATE JOINT VENTURES

        During the three months ended November 30, 1997, the Company invested $79,311 in foreign joint ventures. The Company has a 50% ownership in each entity. The entities had no significant operations prior to the Company's investment.

5.      STOCKHOLDERS' EQUITY

        During the three months ended November 30, 1997, the Company acquired 64,020 shares of its common stock for $672,206.

        During the three months ended November 30, 1997, stock options for the purchase of 6,834 shares of the Company's common stock were exercised at prices between $3.00 and $5.38 per share.

6.      SUPPLEMENTAL CASH FLOW INFORMATION

        During the three months ended November 30, 1997, the Company declared a cash dividend of $.15 per share payable on December 15, 1997 to shareholders of record on December 1, 1997.

        During the three months ended November 30, 1996, the Company declared a cash dividend of $.12 per share payable on December 20, 1996 to shareholders of record on December 6, 1996.

7.      INCOME PER SHARE

        Income per share of common stock was computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during each period. This amount includes common stock equivalents of 90,282 and 53,164 in the first quarter of fiscal 1998 and 1997, respectively, resulting from the assumed exercise of outstanding options using the treasury stock method.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

GENERAL - The Company conducts all foreign transactions based on the U.S. dollar, except for its investments in foreign joint ventures. The exchange rate differential relating to investments in foreign joint ventures is accounted for under the requirements of SFAS No. 52.

SALES - Net sales increased by $761,327 during the first quarter of fiscal 1998 from those in the first quarter of fiscal 1997. This increase was due to an increase in demand for corrosion inhibiting products.

COST OF SALES - Cost of goods sold as a percentage of net sales was 52% for the first quarter of fiscal 1998 compared to 48% for the first quarter of fiscal 1997. The variation is primarily due to the mix of product sales.

OPERATING EXPENSES - As a percentage of sales, total operating expenses decreased from 43% in the first quarter of fiscal 1997 to 34% in the first quarter of fiscal 1998.

Operating expense classification percentages of sales were as follows:

                                                           Three Months Ended
                                                               November 30

                                                           1997           1996

        Selling                                             10%            14%
        General and administrative                          20%            24%
        Research, engineering, and technical support         4%             5%

Selling expenses increased for the first three months of fiscal 1998 as compared to the same period in 1997 due primarily to increases in sales staff salaries and distributor commissions partially offset by a decrease in trade show expenses. Selling expenses as a percentage of sales decreased for the three months ended November 30, 1997 as compared to the same period in fiscal 1997 due to the increase in sales in fiscal 1998 offsetting the effect of the increase in fiscal 1998 selling expenses.

General and administrative expenses increased for the first three months of fiscal 1998 as compared to the same period in 1997 due primarily to increases in salary expense, insurance expense, and travel expense. General and administrative expenses as a percentage of sales decreased for the three months ended November 30, 1997 as compared to the same period in fiscal 1997 due to the increase in sales in fiscal 1998 offsetting the effect of the increase in fiscal 1998 general and administrative expenses.

Research, engineering and technical support expenses for the first three months of fiscal 1998 were higher than the comparable period in fiscal 1997 due primarily to increases in staff salaries and travel. Such expenses, as a percentage of sales, were substantially unchanged for the first three months of fiscal 1998 as compared to the same period in fiscal 1997.

JOINT VENTURES AND FOREIGN COMPANY - Net earnings from joint ventures and foreign company decreased in the first three months of fiscal 1998 to $395,328 from $545,627 in the first three months of fiscal 1997. This net decrease is due to the strengthening of the U.S. dollar when compared to the local currencies of the Company's corporate joint ventures and higher travel and legal expenses incurred by the Company in its corporate joint ventures and in establishing new corporate joint ventures.

INCOME TAXES - Income tax expense for the three months ended November 30, 1997 and 1996 was calculated based upon management's estimate of the annual effective rates. The effective income tax rates for fiscal 1998 and 1997 is lower than the statutory rate primarily due to equity in income of joint ventures and foreign company being recognized on an after tax basis for these entities. To the extent the joint ventures' undistributed earnings are distributed to the Company, it does not result in any material additional income tax liability after the application of foreign tax credits.

LIQUIDITY AND CAPITAL RESOURCES

At November 30, 1997, the Company's working capital was $4,896,319, including $3,010,049 in cash and cash equivalents, compared to working capital of $5,826,590 including cash and cash equivalents of $3,945,567 as of August 31, 1997.

Net cash provided from past operations has been sufficient to meet liquidity requirements, capital expenditures, research and development costs and expansion of operations of the Company's joint ventures. Cash flows used in operations for the three months ended November 30, 1997 was $147,484. The net cash flow used in operations for the three months ended November 30, 1997 was principally from an increase in trade receivables, a decrease in income taxes payable, and equity in income of corporate joint ventures, foreign company, and European holding company partially offset by net income. Cash flows from operations for the three months ended November 30, 1996 was $5,149. The net cash flow from operations for the three months ended November 30, 1996 resulted principally from net income offset by equity income of corporate joint ventures, foreign company, and a decrease in income taxes payable.

Cash used in investing activities for the three months ended November 30, 1997 was $137,602, which resulted principally from additions to property and investments in corporate joint ventures. Cash used in investing activities for the three months ended November 30, 1996 was $328,682, which resulted from investments in corporate joint ventures, additions to property and an increase in other assets.

Cash used in financing activities for the three months ended November 30, 1997 was $650,432, which resulted from the purchase of common stock for $672,206 partially offset by $21,774 from the exercise of stock options. Cash provided by financing activities for the three months ended November 30, 1996 was $2,003, which resulted from payments received of $26,603 from the exercise of stock options offset by the repurchase of common stock of $24,600.

The Company expects to meet future liquidity requirements with its existing cash and cash equivalents and from cash flows of future operating earnings and distributions of earnings and technical assistance fees from the corporate joint venture investments.

The Company has no long-term debt and no material lease commitments at November 30, 1997.

The Company has no postretirement benefit plan and does not anticipate establishing any post retirement benefit program.

RECENTLY ISSUED ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, EARNINGS PER SHARE, which is effective for interim and annual reporting periods ending after December 15, 1997. SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15, EARNINGS PER SHARE, and replaces the presentation of primary earnings per share with a presentation of basic earnings per share. It also requires dual presentation for all entities with complex capital structures and provides guidance on other computational changes. The implementation of SFAS No. 128 is expected to increase earnings per share by an immaterial amount.

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

                                 NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION




January 13, 1998                 /s/ Loren M. Ehrmanntraut
                                 -------------------------
                                 Loren M. Ehrmanntraut
                                 Chief Financial Officer and Corporate Secretary