Form 10QSB
period 1998-02-28
NORTHERN TECHNOLOGIES INTERNATIONAL CORP
filed 1998-04-13
CIK 875582

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


               Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934


For the Quarterly Period Ended:                         Commission File Number
          February 28, 1998                                     1-11038

                 NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
             (Exact name of registrant as specified in its charter)

         Delaware                                      41-0857886
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

                             YES  _X_    NO ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                Outstanding as of March 31, 1998
Common Stock, $.02 par value                                 4,028,290


                                             "This document consists of twelve
                                             pages. One exhibit is being filed."

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

BALANCE SHEETS (UNAUDITED)
================================================================================

                                                                          FEBRUARY 28,      AUGUST 31,     FEBRUARY 28,
                                                                              1998             1997            1997
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                              $  2,732,485    $  3,945,567    $  3,052,595
   Receivables:
      Trade, less allowance for doubtful accounts of $25,000,
         $27,000, and $28,000, respectively                                  1,470,136       1,164,660       1,253,666
      Corporate joint ventures                                                 399,715         517,551         449,770
   Inventories                                                                 885,302         841,618         556,733
   Prepaid expenses and other                                                  119,737          77,196          67,418
   Deferred income taxes                                                       240,000         240,000         170,000
                                                                          ------------    ------------    ------------
            Total current assets                                             5,847,375       6,786,592       5,550,182

PROPERTY AND EQUIPMENT, net                                                    996,964         962,328       1,001,496

OTHER ASSETS:
   Investments in corporate joint ventures                                   2,172,663       2,291,600       1,909,280
   Investment in European holding company                                      264,430         254,639         254,375
   Investment in foreign company                                               136,302         132,000         159,879
   Deferred income taxes                                                       130,000         130,000          90,000
   Other                                                                       603,952         625,544         364,140
                                                                          ------------    ------------    ------------
                                                                             3,307,347       3,433,783       2,777,674
                                                                          ------------    ------------    ------------
                                                                          $ 10,151,686    $ 11,182,703    $  9,329,352
                                                                          ============    ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                       $    106,368    $    162,477    $    201,515
   Income taxes                                                                 18,522         376,867         106,579
   Accrued liabilities:
      Payroll                                                                  114,500         230,951          73,197
      Other                                                                    186,279         189,707         134,761
                                                                          ------------    ------------    ------------
            Total current liabilities                                          425,669         960,002         516,052

DEFERRED GROSS PROFIT                                                          118,000         118,000         109,000

STOCKHOLDERS' EQUITY:
   Preferred stock, no par value, authorized 10,000 shares, none issued
   Common stock, $.02 par value per share; authorized
      10,000,000 shares; issued and outstanding 4,128,290,
      4,202,508, and 4,206,308, respectively                                    82,566          84,050          84,126
   Additional paid-in capital                                                5,031,368       5,185,828       5,193,207
   Retained earnings                                                         4,990,203       5,217,221       3,684,904
   Cumulative foreign currency translation adjustments                        (366,313)       (252,591)       (128,130)
                                                                          ------------    ------------    ------------
                                                                             9,737,824      10,234,508       8,834,107
   Notes and related interest receivable from purchase of
      common stock                                                            (129,807)       (129,807)       (129,807)
                                                                          ------------    ------------    ------------
               Total stockholders' equity                                    9,608,017      10,104,701       8,704,300
                                                                          ------------    ------------    ------------
                                                                          $ 10,151,686    $ 11,182,703    $  9,329,352
                                                                          ============    ============    ============

See notes to financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

STATEMENTS OF INCOME (UNAUDITED)
================================================================================

                                            THREE MONTHS ENDED              SIX MONTHS ENDED
                                        --------------------------    --------------------------
                                        FEBRUARY 28,   FEBRUARY 28,   FEBRUARY 28,   FEBRUARY 28,
                                            1998           1997           1998           1997
SALES                                   $ 2,532,443    $ 2,092,961    $ 5,215,184    $ 4,014,375

COST OF GOODS SOLD                        1,241,662        969,976      2,629,177      1,882,678
                                        -----------    -----------    -----------    -----------

GROSS PROFIT                              1,290,781      1,122,985      2,586,007      2,131,697

OPERATING EXPENSES:
   Selling                                  346,960        322,882        619,695        591,303
   General and administrative               430,364        352,954        954,765        819,397
   Research, engineering, and
     technical support                      135,847        119,396        247,975        219,428
                                        -----------    -----------    -----------    -----------
                                            913,171        795,232      1,822,435      1,630,128
                                        -----------    -----------    -----------    -----------

OPERATING INCOME                            377,610        327,753        763,572        501,569

JOINT VENTURES, EUROPEAN HOLDING
     COMPANY AND FOREIGN COMPANY:
   Equity in income of corporate
     joint ventures, European holding
     company, and foreign company            99,883        129,399        214,028        284,088
   Fees for technical assistance to
     corporate joint ventures               371,479        469,432        838,300        981,371
   Corporate joint venture expense         (114,635)      (130,994)      (300,273)      (251,995)
                                        -----------    -----------    -----------    -----------
                                            356,727        467,837        752,055      1,013,464

OTHER INCOME:
   Interest income                           54,591         57,472         87,307         65,194
   Other income                                --            3,727           --            7,884
                                        -----------    -----------    -----------    -----------
                                             54,591         61,199         87,307         73,078
                                        -----------    -----------    -----------    -----------

INCOME BEFORE INCOME TAXES                  788,928        856,789      1,602,934      1,588,111

INCOME TAXES                                250,000        315,000        500,000        525,000
                                        -----------    -----------    -----------    -----------

NET INCOME                              $   538,928    $   541,789    $ 1,102,934    $ 1,063,111
                                        ===========    ===========    ===========    ===========

NET INCOME PER COMMON SHARE:
   Basic                                $       .13    $       .13    $       .26    $       .25
                                        ===========    ===========    ===========    ===========
   Diluted                              $       .13    $       .13    $       .26    $       .25
                                        ===========    ===========    ===========    ===========

WEIGHTED AVERAGE COMMON SHARES
     ASSUMED OUTSTANDING:
   Basic                                  4,143,451      4,206,241      4,169,098      4,201,925
                                        ===========    ===========    ===========    ===========
   Diluted                                4,219,147      4,275,224      4,252,088      4,262,998
                                        ===========    ===========    ===========    ===========

See notes to financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

STATEMENTS OF CASH FLOWS (UNAUDITED)
================================================================================

                                                                   SIX MONTHS ENDED
                                                              --------------------------
                                                              FEBRUARY 28,   FEBRUARY 28,
                                                                  1998           1997
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                 $ 1,102,934    $ 1,063,111
   Adjustments to reconcile net income to net cash provided
       by operating activities:
     Depreciation                                                  59,400         57,450
     Equity income of joint ventures                             (214,028)      (284,088)
     Dividends received from joint ventures                       284,461         39,555
     Change in current assets and liabilities:
       Receivables:
         Trade                                                   (305,476)      (125,691)
         Joint ventures                                           117,836         74,807
       Inventories                                                (43,684)        27,479
       Prepaid expenses and other                                   1,051         61,186
       Accounts payable                                           (56,109)        46,656
       Income taxes                                              (358,345)      (357,121)
       Accrued liabilities                                       (119,879)       (66,592)
                                                              -----------    -----------
           Total adjustments                                     (634,773)      (526,359)
                                                              -----------    -----------
           Net cash provided by operating activities              468,161        536,752

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in European holding company                            --         (254,375)
   Investments in joint ventures                                  (79,311)      (107,067)
   Additions to property                                          (94,036)       (78,130)
   Increase in other assets                                       (22,000)      (250,000)
                                                              -----------    -----------
           Net cash used in investing activities                 (195,347)      (689,572)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options                         51,497         27,228
   Repurchase of common stock                                    (915,595)       (24,600)
   Dividends paid                                                (621,798)      (504,733)
                                                              -----------    -----------
           Net cash used in financing activities               (1,485,896)      (502,105)
                                                              -----------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                      (1,213,082)      (654,925)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                3,945,567      3,707,520
                                                              -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $ 2,732,485    $ 3,052,595
                                                              ===========    ===========

See notes to financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
================================================================================

1.      INTERIM FINANCIAL INFORMATION

        In the opinion of management, the accompanying unaudited financial statements contain all necessary adjustments, which are of a normal recurring nature, to present fairly the financial position of Northern Technologies International Corporation as of February 28, 1998 and 1997, the results of operations for the three and six months ended February 28, 1998 and 1997, and the cash flows for the six months ended February 28, 1998 and 1997, in conformity with generally accepted accounting principles.

        Effective December 15, 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, EARNINGS PER SHARE. Net income per common share presented for the three and six months ended February 28, 1997 have been restated for the adoption of SFAS No. 128. The effect of adopting SFAS No. 128 at December 15, 1997, on income per share for the three and six months ended February 28, 1997 was not material.

        These financial statements should be read in conjunction with the financial statements and related notes as of and for the year ended August 31, 1997 contained in the Company's filing on Form 10-KSB dated November 25, 1997 and with Management's Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 7 through 9 of this quarterly report.

2.      INVENTORIES

        Inventories consist of the following:

                                  February 28,     August 31,       February 28,
                                      1998            1997              1997

        Production materials     $    419,147     $    276,631     $    130,276
        Work in process               219,800           21,301           31,177
        Finished goods                246,355          543,686          395,280
                                 ------------     ------------     ------------
                                 $    885,302     $    841,618     $    556,733
                                 ============     ============     ============

3.      PROPERTY AND EQUIPMENT

        Property and equipment consist of the following:

                                   February 28,    August 31,      February 28,
                                       1998           1997             1997

   Land                           $     246,097   $     246,097   $      246,097
   Buildings and improvements         1,077,670       1,044,996        1,044,996
   Machinery and equipment              657,229         603,919          600,040
                                  -------------   -------------   --------------
                                      1,980,996       1,895,012        1,891,133
   Less accumulated depreciation        984,032         932,684          889,637
                                  -------------   -------------   --------------
                                  $     996,964   $     962,328   $    1,001,496
                                  =============   =============   ==============

4.      INVESTMENTS IN CORPORATE JOINT VENTURES

        During the six months ended February 28, 1998, the Company invested $79,311 in foreign joint ventures. The Company has a 50% ownership interest in each entity. The entities had no significant operations prior to the Company's investment.

5.      STOCKHOLDERS' EQUITY

        During the six months ended February 28, 1998, the Company purchased and retired 90,020 shares of common stock for $915,595.

        In November 1997, the Company declared a cash dividend of $.15 per share payable on December 15, 1997 to shareholders of record on December 1, 1997.

        During the six months ended February 28, 1998, stock options for the purchase of 15,802 shares of the Company's common stock were exercised at prices between $3.00 and $6.13 per share.

6.      INCOME PER SHARE

        Basic income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted income per share assumes the exercise of stock options using the treasury stock method, if dilutive.

7.      SUBSEQUENT EVENT

        During March 1998, the Company acquired 100,000 shares of its common stock for $912,500.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

GENERAL - The Company conducts all foreign transactions based on the U.S. dollar, except for its investments in foreign joint ventures and foreign company. The exchange rate differential relating to investments in foreign joint ventures and foreign company is accounted for under the requirements of SFAS No. 52.

SALES - Net sales increased by $439,482 or 21% during the second quarter of 1998 from those of the second quarter of 1997. Net sales increased by $1,200,809 or 30% during the six months ended February 28, 1998 compared to the six months ended February 28, 1997. These changes in sales are due to the volume of corrosion inhibiting products sold to existing or new customers. There has been no change in product pricing, introduction of new products, or entry into any particular new markets.

COST OF SALES - Cost of goods sold as a percentage of net sales for the second quarter of 1998 was 49% compared to 46% for the second quarter of 1997. The cost of goods sold percentage of net sales was 50% and 47% for the six months ended February 28, 1998 and 1997, respectively. Variations are due primarily to the mix of product sales.

OPERATING EXPENSES - As a percentage of net sales, total operating expenses decreased to 36% in the second quarter of fiscal 1998 from 38% in the second quarter of fiscal 1997. Operating expenses were 35% of net sales for the six months ended February 28, 1998 and 41% for the six months ended February 28, 1997.

Operating expense classification percentages of net sales were as follows:

                              Three Months Ended           Six Months Ended
                          --------------------------  --------------------------
                          February 28,  February 28,  February 28,  February 28,
                               1998         1997          1998          1997

Selling expense                 14%          15%           12%           15%
General and administrative      17           17            18            20
Research, engineering, and
   technical support             5            6             5             6

Selling expenses increased during the second quarter of fiscal 1998 as compared to the same period in fiscal 1997 due to increase in staff salaries and distributor commissions. These same factors account for the increase in the selling expense for the six months ended February 28, 1998 over the same period in fiscal 1997. Selling expenses as a percentage of net sales decreased for the quarter and six months ended February 28, 1998 as compared to the same periods in fiscal 1997 due to the increased level of net sales in fiscal 1998 offsetting the effect of increased fiscal 1998 selling expenses.

General and administrative expenses increased during the second quarter of fiscal 1998 as compared to the same period in fiscal 1997 due to increases in salary expense, insurance expense, and travel expense. These same factors account for the increase in the general and administrative expenses for the six months ended February 28, 1998 over the same period in fiscal 1997. General and administrative expenses as a percentage of net sales were 17% for the quarters ended February 28, 1998 and 1997. General and administrative expenses as a percentage of net sales decreased for the six months ended February 28, 1998, as compared to the same period in 1997 due to the increased level of net sales in fiscal 1998 offsetting the effect of increased fiscal 1998 general and administrative expenses.

Research, engineering, and technical support expenses increased during the second quarter of fiscal 1998 as compared to the same period in fiscal 1997 due primarily to increases in staff salaries and travel. These same factors account for the increase in research, engineering, and technical support expenses for the six months ended February 28, 1998 over the same period in fiscal 1997. Such expenses, as a percentage of sales were largely unchanged for the three and six month periods ended February 28, 1998 as compared to fiscal 1997 periods.

JOINT VENTURES, EUROPEAN HOLDING COMPANY, AND FOREIGN COMPANY - Net earnings from corporate joint ventures, European holding company, and foreign company were $356,727 and $752,055 for the three and six months ended February 28, 1998, respectively, compared to $467,837 and $1,013,464 for the three and the six months ended February 28, 1997. This net decrease is due to the strengthening of the U.S. dollar when compared to the local currencies of the Company's corporate joint ventures and decreased sales volume at certain of the Company's joint ventures located in the Pacific Rim.

INCOME TAXES - Income tax expense for the three and six months ended February 28, 1998 and 1997 was calculated based on management's estimate of the Company's annual effective income tax rate. The Company's effective income tax rate for fiscal 1998 and 1997 is lower than the statutory rate primarily due to the Company's equity in income of corporate joint ventures, European holding company, and foreign company being recognized based on after tax earnings of these entities. To the extent joint venture's undistributed earnings are distributed to the Company, it does not result in any material additional income tax liability after the application of foreign tax credits.

LIQUIDITY AND CAPITAL RESOURCES

At February 28, 1998, the Company's working capital was $5,421,706, including $2,732,485 in cash and cash equivalents, compared to working capital of $5,826,590 and $5,034,130 as of August 31, 1997 and February 28, 1997,
respectively.

Net cash provided from operations has been sufficient to meet liquidity requirements, capital expenditures, research and development cost, and expansion of operations of the Company's joint ventures. Cash flows from operations for the six months ended February 28, 1998 and 1997 was $468,161 and $536,752, respectively. The net cash flow from operations for the six months ended February 28, 1998 and 1997 resulted principally from net income and joint venture dividends offset by equity income of joint ventures, increased trade receivables, and payments on income tax liabilities.

Net cash used in investing activities for the six months ended February 28, 1998 was $195,347 which resulted from investments in joint ventures, additions to property and other assets. Net cash used in investing activities for the six months ended February 28, 1997 was $689,572 which resulted from investments in joint ventures and European holding company, additions to property, and other assets.

Net cash used in financing activities for the six months ended February 28, 1998 resulted from the payment of dividends to stockholders of $621,798 and the repurchase of common stock of $915,595 offset by proceeds of $51,497 from the exercise of stock options. Net cash used in financing activities for the six months ended February 28, 1997 was $502,105 which resulted from the payment of dividends to stockholders of $504,733 and the repurchase of common stock of $24,600 offset by proceeds from the exercise of stock options of $27,228.

The Company expects to meet future liquidity requirements with its existing cash and cash equivalents and from cash flows of future operating earnings and distributions of earnings and technical assistance fees from the corporate joint venture investments.

The Company has no long-term debt and no material lease commitments at February 28, 1998.

The Company has no postretirement benefit plan and does not anticipate establishing any postretirement benefit program.

RECENTLY ISSUED ACCOUNTING STANDARD

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, REPORTING COMPREHENSIVE INCOME, which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Company will be required to adopt SFAS No. 130 in fiscal 1999.

In June 1997, the FASB also issued SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 redefines how operating segments are determined and requires disclosures of certain financial and descriptive information about a company's operating segments. The Company anticipates the adoption of SFAS No. 131 will result in the Company continuing to operate in one segment. The Company will be required to adopt SFAS No. 131 in fiscal 1999.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None

ITEM 2 - CHANGES IN SECURITIES

None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company (Annual Meeting) was held on February 20, 1998. The following matters were voted on and approved by the Company's stockholders at the Annual Meeting. The tabulation of votes with respect to each of the following matters voted on at the Annual Meeting is set forth as follows:

1.   ELECTION OF DIRECTORS:

                                          For            Against         Abstain

     Sidney Dworkin                     3,646,282          1,568           2,760
     Vincent J. Graziano                3,647,400            450           2,760
     Gerhard Hahn                       3,647,400            450           2,760
     Dr. Donald A. Kubik                3,647,400            450           2,760
     Richard G. Lareau                  3,646,800          1,050           2,760
     Philip M. Lynch                    3,647,200            650           2,760
     Haruhiko Rikuta                    3,647,400            450           2,760
     Dr. Milan R. Vukcevich             3,647,400            450           2,760

2.   APPOINTMENT OF DELOITTE & TOUCHE LLP AS INDEPENDENT AUDITORS.

     The appointment of Deloitte & Touche LLP as independent auditors of the Company for the fiscal year ending August 31, 1998 was ratified. Total votes cast:

         For                      3,641,160
         Against                      2,400
         Abstain                      7,050

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

27   Financial Data Schedule

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION


April 13, 1998

                                 /s/ Donald A. Kubik
                                 Donald A. Kubik
                                 Treasurer