Form 10QSB
period 1998-05-31
NORTHERN TECHNOLOGIES INTERNATIONAL CORP
filed 1998-07-14
CIK 875582

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


               Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934


For the Quarterly Period Ended:                           Commission File Number
            May 31, 1998                                          1-11038

                 NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
             (Exact name of registrant as specified in its charter)

           Delaware                                    41-0857886
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

                                     YES  [X]         NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                             Outstanding as of July 7, 1998
Common Stock, $.02 par value                                 4,001,230


                                            "This document consists of eleven
                                            pages.  One exhibit is being filed."

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

BALANCE SHEETS (UNAUDITED)
--------------------------------------------------------------------------------



                                                                             MAY 31,        AUGUST 31,       MAY 31,
                                                                              1998             1997            1997
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                              $  2,271,720    $  3,945,567    $  3,605,505
   Receivables:
      Trade, less allowance for doubtful accounts of $26,000,
         $27,000, and $29,000, respectively                                  1,322,791       1,164,660       1,294,850
      Corporate joint ventures                                                 436,598         517,551         484,650
   Income tax receivable                                                        98,356            --              --
   Inventories                                                                 823,300         841,618         573,536
   Prepaid expenses and other                                                   66,468          77,196          51,708
   Deferred income taxes                                                       240,000         240,000         170,000
                                                                          ------------    ------------    ------------
            Total current assets                                             5,259,233       6,786,592       6,180,249

PROPERTY AND EQUIPMENT, net                                                    979,191         962,328         977,666

OTHER ASSETS:
   Investments in corporate joint ventures                                   2,409,352       2,291,600       2,145,571
   Investment in European holding company                                      257,146         254,639         254,375
   Investment in foreign company                                               139,475         132,000         159,879
   Deferred income taxes                                                       130,000         130,000          90,000
   Other                                                                       603,952         625,544         364,140
                                                                          ------------    ------------    ------------
                                                                             3,539,925       3,433,783       3,013,965
                                                                          ------------    ------------    ------------
                                                                          $  9,778,349    $ 11,182,703    $ 10,171,880
                                                                          ============    ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                       $    191,728    $    162,477    $    118,338
   Income taxes                                                                   --           376,867         222,414
   Accrued liabilities:
      Payroll                                                                  170,750         230,951         141,326
      Other                                                                    174,596         189,707         134,691
                                                                          ------------    ------------    ------------
            Total current liabilities                                          537,074         960,002         616,769

DEFERRED GROSS PROFIT                                                          118,000         118,000         118,000

STOCKHOLDERS' EQUITY:
   Preferred stock, no par value, authorized 10,000 shares, none issued
    Common stock, $.02 par value per share; authorized
      10,000,000 shares; issued and outstanding 3.999,030,
      4,202,508, and 4,206,308, respectively                                    79,981          84,050          84,126
   Additional paid-in capital                                                4,775,886       5,185,828       5,193,207
   Retained earnings                                                         4,778,490       5,217,221       4,418,164
   Cumulative foreign currency translation adjustments                        (381,275)       (252,591)       (128,579)
                                                                          ------------    ------------    ------------
                                                                             9,253,082      10,234,508       9,566,918
   Notes and related interest receivable from purchase of
      common stock                                                            (129,807)       (129,807)       (129,807)
                                                                          ------------    ------------    ------------
               Total stockholders' equity                                    9,123,275      10,104,701       9,437,111
                                                                          ------------    ------------    ------------
                                                                          $  9,778,349    $ 11,182,703    $ 10,171,880
                                                                          ============    ============    ============


See notes to financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

STATEMENTS OF INCOME (UNAUDITED
--------------------------------------------------------------------------------

)

                                                       THREE MONTHS ENDED            NINE MONTHS ENDED
                                                             MAY 31                       MAY 31
                                                 ----------------------------   --------------------------
                                                      1998           1997           1998           1997

SALES                                             $ 2,607,271    $ 2,518,582    $ 7,822,455    $ 6,532,957

COST OF GOODS SOLD                                  1,268,043      1,201,326      3,897,220      3,084,004
                                                  -----------    -----------    -----------    -----------

GROSS PROFIT                                        1,339,228      1,317,256      3,925,235      3,448,953

OPERATING EXPENSES:
   Selling                                            317,926        241,033        937,621        832,336
   General and administrative                         376,765        529,735      1,331,530      1,349,132
   Research, engineering, and technical support       132,184        107,199        380,159        326,627
                                                  -----------    -----------    -----------    -----------
                                                      826,875        877,967      2,649,310      2,508,095
                                                  -----------    -----------    -----------    -----------

OPERATING INCOME                                      512,353        439,289      1,275,925        940,858

JOINT VENTURES, EUROPEAN HOLDING
     COMPANY AND FOREIGN COMPANY:
   Equity in income of corporate
     joint ventures, European holding
     company, and foreign company                     147,540        185,740        361,568        469,828
   Fees for technical assistance to
     corporate joint ventures                         477,085        573,841      1,315,385      1,555,212
   Corporate joint venture expense                   (145,754)      (127,034)      (446,027)      (379,029)
                                                  -----------    -----------    -----------    -----------
                                                      478,871        632,547      1,230,926      1,646,011

OTHER INCOME:
   Interest income                                     21,551         36,311        108,858        101,505
   Other income                                          --              113           --            7,997
                                                  -----------    -----------    -----------    -----------
                                                       21,551         36,424        108,858        109,502
                                                  -----------    -----------    -----------    -----------

INCOME BEFORE INCOME TAXES                          1,012,775      1,108,260      2,615,709      2,696,371

INCOME TAXES                                          320,000        375,000        820,000        900,000
                                                  -----------    -----------    -----------    -----------

NET INCOME $                                          692,775    $   733,260    $ 1,795,709    $ 1,796,371
                                                  ===========    ===========    ===========    ===========

NET INCOME PER COMMON SHARE:
   Basic                                          $       .17    $       .17    $       .44    $       .43
                                                  ===========    ===========    ===========    ===========
   Diluted                                        $       .17    $       .17    $       .43    $       .42
                                                  ===========    ===========    ===========    ===========

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING:
     Basic                                          4,041,299      4,206,308      4,126,018      4,203,407
                                                  ===========    ===========    ===========    ===========
     Diluted                                        4,111,299      4,274,164      4,181,344      4,266,742
                                                  ===========    ===========    ===========    ===========


See notes to financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------



                                                                        NINE MONTHS ENDED
                                                                             MAY 31
                                                                  --------------------------
                                                                      1998           1997
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                     $ 1,795,709    $ 1,796,371
   Adjustments to reconcile net income to net cash provided
       by operating activities:
     Depreciation                                                      89,100         86,175
     Equity income of joint ventures, European holding company,
       and foreign company                                           (361,568)      (469,828)
     Dividends received from joint ventures                           284,461         39,555
     Deferred gross profit                                               --            9,000
     Change in current assets and liabilities:
       Receivables:
         Trade                                                       (158,131)      (166,875)
         Joint ventures                                                80,953         39,927
       Income tax receivable                                          (98,356)          --
       Inventories                                                     18,318         10,676
       Prepaid expenses and other                                      54,320         76,895
       Accounts payable                                                29,251        (36,521)
       Income taxes                                                  (376,867)      (241,286)
       Accrued liabilities                                            (75,312)         1,468
                                                                  -----------    -----------
           Total adjustments                                         (513,831)      (650,814)
                                                                  -----------    -----------
           Net cash provided by operating activities                1,281,878      1,145,557

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                (105,963)       (83,025)
   Investment in European holding company                                --         (254,375)
   Investments in joint ventures                                     (179,311)      (158,067)
   Increase in other assets                                           (22,000)      (250,000)
                                                                  -----------    -----------
           Net cash used in investing activities                     (307,274)      (745,467)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options                             56,030         27,228
   Dividends paid                                                    (621,798)      (504,733)
   Repurchase of common stock                                      (2,082,683)       (24,600)
                                                                  -----------    -----------
           Net cash used in financing activities                   (2,648,451)      (502,105)
                                                                  -----------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                          (1,673,847)      (102,015)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    3,945,567      3,707,520
                                                                  -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $ 2,271,720    $ 3,605,505
                                                                  ===========    ===========


See notes to financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1.      INTERIM FINANCIAL INFORMATION

        In the opinion of management, the accompanying unaudited financial statements contain all necessary adjustments, which are of a normal recurring nature, to present fairly the financial position of Northern Technologies International Corporation as of May 31, 1998 and 1997, the results of operations for the three and nine months ended May 31, 1998 and 1997, and the cash flows for the nine months ended May 31, 1998 and 1997, in conformity with generally accepted accounting principles.

        Effective December 15, 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, EARNINGS PER SHARE. Net income per common share presented for the three and nine months ended May 31, 1997 have been restated for the adoption of SFAS No. 128. The effect of adopting SFAS No. 128 at December 15, 1997, on income per share for the three and nine months ended May 31, 1997 was not material.

        These financial statements should be read in conjunction with the financial statements and related notes as of and for the year ended August 31, 1997 contained in the Company's filing on Form 10-KSB dated November 25, 1997 and with Management's Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 7 through 9 of this quarterly report.

2.      INVENTORIES

        Inventories consist of the following:



                                                                 May 31,     August 31,    May 31,
                                                                  1998         1997         1997

        Production materials                                   $  315,348   $  276,631   $  142,395
        Work in process                                            75,346       21,301       20,205
        Finished goods                                            432,606      543,686      410,936
                                                               ----------   ----------   ----------
                                                               $  823,300   $  841,618   $  573,536
                                                               ==========   ==========   ==========

3.      PROPERTY AND EQUIPMENT

        Property and equipment consist of the following:

                                                                 May 31,     August 31,    May 31,
                                                                  1998         1997         1997

        Land                                                   $  246,097   $  246,097   $  246,097
        Buildings and improvements                              1,077,671    1,044,996    1,044,996
        Machinery and equipment                                   669,155      603,919      604,935
                                                               ----------   ----------   ----------
                                                                1,992,923    1,895,012    1,896,028
        Less accumulated depreciation                           1,013,732      932,684      918,362
                                                               ----------   ----------   ----------
                                                               $  979,191   $  962,328   $  977,666
                                                               ==========   ==========   ==========


4.      INVESTMENTS IN CORPORATE JOINT VENTURES

        During the nine months ended May 31, 1998, the Company invested $179,311 in foreign joint ventures. The Company has a 50% ownership interest in each entity. The entities had no significant operations prior to the Company's investment.

5.      STOCKHOLDERS' EQUITY

        During the nine months ended May 31, 1998, the Company purchased and retired 220,020 shares of common stock for $2,082,683.

        In November 1997, the Company declared a cash dividend of $.15 per share payable on December 15, 1997 to shareholders of record on December 1, 1997.

        During the nine months ended May 31, 1998, stock options for the purchase of 16,542 shares of the Company's common stock were exercised at prices between $3.00 and $6.13 per share.

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

SALES - Net sales increased by $88,689 or 4% during the third quarter of 1998 as compared to the third quarter of 1997. Net sales increased by $1,289,498 or 20% during the nine months ended May 31, 1998 compared to the nine months ended May 31, 1997. These changes in sales are due to the volume of corrosion inhibiting products sold to existing or new customers. There has been no change in product pricing, introduction of new products, or entry into any particular new markets.

COST OF SALES - Cost of goods sold as a percentage of net sales for the third quarter of 1998 was 49% compared to 48% for the third quarter of 1997. The cost of goods sold percentage of net sales was 50% and 47% for the nine months ended May 31, 1998 and 1997, respectively. Variations are due primarily to the mix of product sales.

OPERATING EXPENSES - As a percentage of net sales, total operating expenses decreased to 32% in the third quarter of fiscal 1998 from 35% in the third quarter of fiscal 1997. Operating expenses were 34% of net sales for the nine months ended May 31, 1998 and 38% for the nine months ended May 31, 1997.

Operating expense classification percentages of net sales were as follows:


                                  Three Months Ended         Nine Months Ended
                                        May 31                     May 31
                                --------------------        -----------------
                                1998            1997        1998         1997

Selling expense                  12%             10%         12%          13%
General and administrative       15              21          17           20
Research, engineering, and
   technical support              5               4           5            5

Selling expenses increased during the third quarter of fiscal 1998 as compared to the same period in fiscal 1997 due to increase in staff salaries and related expenses and travel. These same factors account for the increase in the selling expense for the nine months ended May 31, 1998 over the same period in fiscal 1997. Selling expenses as a percentage of net sales increased for the three months ended May 31, 1998 as compared to the same period in 1997 due to the increased level of net sales in fiscal 1998 not offsetting the effect of increased fiscal 1998 selling expenses. Selling expenses as a percentage of net sales decreased for the nine months ended May 31, 1998 as compared to the same period in fiscal 1997 due to the increased level of net sales in fiscal 1998 offsetting the effect of increased fiscal 1998 selling expenses.

General and administrative expenses decreased during the third quarter of fiscal 1998 as compared to the same period in fiscal 1997 due to decreases in professional fees and various other expenses. These same factors account for the decrease in the general and administrative expenses for the nine months ended May 31, 1998 over the same period in fiscal 1997. General and administrative expenses as a percentage of net sales decreased for the three and nine months ended May 31, 1998, as compared to the same period in 1997 due to the increased level of net sales in fiscal 1998 and the decrease in fiscal 1998 general and administrative expenses.

Research, engineering, and technical support expenses increased during the third quarter of fiscal 1998 as compared to the same period in fiscal 1997 due primarily to increases in staff salaries and travel. These same factors account for the increase in research, engineering, and technical support expenses for the nine months ended May 31, 1998 over the same period in fiscal 1997. Such expenses, as a percentage of sales were largely unchanged for the three and nine month periods ended May 31, 1998 as compared to fiscal 1997 periods.

JOINT VENTURES, EUROPEAN HOLDING COMPANY, AND FOREIGN COMPANY - Net earnings from corporate joint ventures, European holding company, and foreign company were $478,871 and $1,230,926 for the three and nine months ended May 31, 1998, respectively, compared to $632,547 and $1,646,011 for the three and the nine months ended May 31, 1997. This net decrease is due to the strengthening of the U.S. dollar when compared to the local currencies of the Company's corporate joint ventures and decreased sales volume at certain of the Company's joint ventures located in the Pacific Rim.

INCOME TAXES - Income tax expense for the three and nine months ended May 31, 1998 and 1997 was calculated based on management's estimate of the Company's annual effective income tax rate. The Company's effective income tax rate for fiscal 1998 and 1997 is lower than the statutory rate primarily due to the Company's equity in income of corporate joint ventures, European holding company, and foreign company being recognized based on after tax earnings of these entities. To the extent joint venture's undistributed earnings are distributed to the Company, it does not result in any material additional income tax liability after the application of foreign tax credits.

LIQUIDITY AND CAPITAL RESOURCES

At May 31, 1998, the Company's working capital was $4,722,159, including $2,271,720 in cash and cash equivalents, compared to working capital of $5,826,590 and $5,563,480 as of August 31, 1997 and May 31, 1997, respectively.

Net cash provided from operations has been sufficient to meet liquidity requirements, capital expenditures, research and development cost, and expansion of operations of the Company's joint ventures. Cash flows from operations for the nine months ended May 31, 1998 and 1997 was $1,281,878 and $1,145,557, respectively. The net cash flow from operations for the nine months ended May 31, 1998 and 1997 resulted principally from net income and joint venture dividends offset by equity income of joint ventures, increased trade receivables, and payment of income taxes.

Net cash used in investing activities for the nine months ended May 31, 1998 was $307,274 which resulted from investments in joint ventures, additions to property and an increase in other assets. Net cash used in investing activities for the nine months ended May 31, 1997 was $745,467 which resulted from investments in joint ventures and European holding company, additions to property, and an increase in other assets.

Net cash used in financing activities for the nine months ended May 31, 1998 resulted from the payment of dividends to stockholders of $621,798 and the repurchase of common stock of $2,082,683 offset by proceeds of $56,030 from the exercise of stock options. Net cash used in financing activities for the nine months ended May 31, 1997 was $502,105 which resulted from the payment of dividends to stockholders of $504,733 and the repurchase of common stock of $24,600 offset by proceeds from the exercise of stock options of $27,228.

The Company expects to meet future liquidity requirements with its existing cash and cash equivalents and from cash flows of future operating earnings and distributions of earnings and technical assistance fees from the corporate joint venture investments.

The Company has no long-term debt and no material lease commitments at May 31, 1998.

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

                                 NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION


July 13, 1998
                                 /s/ Loren M. Ehrmanntraut
                                 -----------------------------------------------
                                 Loren M. Ehrmanntraut
                                 Chief Financial Officer and Corporate Secretary