Form 10KSB
period 1998-08-31
NORTHERN TECHNOLOGIES INTERNATIONAL CORP
filed 1998-11-27
CIK 875582

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         ------------------------------

                                   FORM 10-KSB
(Mark one)
         [X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED AUGUST 31, 1998            COMMISSION FILE NO. 1-11038

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

         The Registrant's revenues for the fiscal year ended August 31, 1998 were $10,077,494.

         As of November 18, 1998, 3,871,459 shares of Common Stock of the Registrant were outstanding, and the aggregate market value of the Common Stock of the Registrant as of that date (based upon the closing price of the Common Stock at that date as reported on the American Stock Exchange) excluding outstanding shares beneficially owned by directors and executive officers, was approximately $15,449,088.

         Documents incorporated by reference:  None.

         Transitional Small Business Disclosure Format (check one):
YES [ ]    NO [X]

================================================================================

                                     PART I

           THIS FORM 10-KSB CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED IN THIS FORM 10-KSB THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE FOREGOING, WORDS SUCH AS "MAY," "WILL," "EXPECT," "BELIEVE," "ANTICIPATE," "ESTIMATE" OR "CONTINUE" OR COMPARABLE TERMINOLOGY ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS BY THEIR NATURE INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS MAY DIFFER MATERIALLY DEPENDING ON A VARIETY OF FACTORS, INCLUDING THOSE SET FORTH IN THE SECTION BELOW ENTITLED "CERTAIN IMPORTANT FACTORS" AND IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" IN THIS REPORT.

ITEM 1.  DESCRIPTION OF BUSINESS.

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

(b)      BUSINESS OF THE COMPANY.

GENERAL

         The Company is a developer, manufacturer and marketer of proprietary corrosion inhibiting products, materials science based packaging materials and electronic sensing instruments. The Company's dry corrosion inhibiting products, marketed under the name ZERUST(R) ("ZERUST"), are utilized in protective packaging serving a wide variety of companies in industries such as transportation, nuclear and fossil fuel power generation, electronics, aerospace, on-and off-road automotive equipment, agriculture and metal processing. The ZERUST product line accounted for approximately 98% of the Company's sales during its fiscal year ended August 31, 1998.

         The Company's electronic sensing instruments include portable oil quality analyzers for on-site evaluation of oils and fluids, instruments that provide for on- and off-line measurement of fiber denier and critical tubing measurements and measurement devices for materials and moisture testing which utilize microwave technology.

JOINT VENTURES, FOREIGN TRADING COMPANY AND EUROPEAN HOLDING COMPANY

         The Company participates in an expanding number of international joint venture arrangements that provide for the manufacturing, marketing and distributing of corrosion inhibiting products based upon the Company's technology. The Company manufactures and supplies the proprietary ingredient that makes the finished product functional, but the actual manufacturing of the finished product generally takes place in the foreign countries in which the Company has a joint venture or similar relationship. Manufacturing the product in foreign countries lowers shipping costs and improves on-time delivery to foreign customers. The joint venture arrangements allow the Company to successfully market and sell its products in foreign countries through the marketing efforts of joint venture partners without the Company having to develop its own international sales force. The Company's joint venture partners are knowledgeable in the applicable environmental, labor, tax and other laws of the respective foreign countries, as well as the local customs and business practices, and have a vested interest in making the joint venture a success.

         All of the Company's joint ventures are owned at least 50% by the Company, except where the Company has allowed a related third party to purchase from a joint venture a portion of the ownership that the Company would otherwise have purchased. The Company owns 25% of the joint venture in South Korea, and Taiyo Petroleum Gas Co. Ltd., the Company's Japanese joint venture partner, also owns 25% of that entity. The Company organized NTI Asean LLC, a Nevada limited liability company, for its joint venture investments in the Asean region. NTI Asean LLC is owned 50% by the Company and 50% by Taiyo Petroleum Gas Co. Ltd. The Company has established the following corporate joint ventures:

                                                   Date of
                     Country                     Investment
                     -------                     ----------
                     Japan                          1987
                     Taiwan                         1990
                     France                         1990
                     Germany                        1991
                     Sweden                         1991
                     Singapore                      1991
                     Brazil                         1993
                     Russia                         1994
                     South Korea                    1994
                     Finland                        1995
                     Italy                          1996
                     United Kingdom                 1997
                     Czech-Republic                 1997
                     Poland                         1998
                     Indonesia                      1998
                     Thailand                       1998

         In addition to the Company's investments in the corporate joint ventures listed above, the Company acquired a 50% ownership interest in a European holding company during fiscal year 1997; however, to date, this entity has been inactive.

         The Company also holds a 50% ownership interest in a foreign trading company located in Austria. The trading company sells merchandise directly and serves as an intermediary in the arrangement of sales of goods on which it receives commissions. The trading company's transactions include sales of ZERUST products produced by one of the Company's international corporate joint ventures.

         In fiscal year 1998, the Company made an investment in an entity known as the Ghana Development Fund Ltd. for the purpose of exploring business opportunities for the Company in West Africa.

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

PRODUCTS

         The Company operates in two industry segments: corrosion inhibiting and other materials science based industrial packaging products and electronic sensing instruments. Corrosion inhibiting packaging products accounted for approximately 98% of the Company's sales in fiscal year 1998.

         CORROSION INHIBITING PACKAGING PRODUCTS. Corrosion negatively affects products and components in the manufacturing industry. This applies to the corrosion of ferrous (iron and steel) metals as well as the deterioration of nonferrous (aluminum, copper, brass, etc.) metals. In combatting corrosion, the traditional approach has been to apply oils and greases to protect metal parts. This approach commonly requires specialized application equipment. In addition, the oils and greases may pose unacceptable health and fire hazards and also may collect and trap dirt and debris that, in some cases, may actually initiate corrosion. For the removal of such oils and greases, chemical solvents and specialized safety equipment may be necessary that typically introduce additional health and hazardous waste disposal problems.

         ZERUST volatile corrosion inhibiting ("VCI") products contain proprietary chemical systems that emit a nontoxic vapor that is diffused throughout an enclosure. Electron scanning instrumentation shows that the VCI-rich atmosphere causes VCI molecules to condense in a microscopic layer on all surfaces they reach. The inhibiting layer is maintained so long as the product remains within the ZERUST package. Electron scanning further shows that once the contents are removed from the ZERUST package, the VCI layer revolatilizes from the contents' surfaces within two hours, leaving a clean, dry and corrosion-free product. This mechanism of corrosion protection enables the Company's customers to package and ship metal parts so that they arrive ready for use. Furthermore, by eliminating costly greasing and degreasing processes, ZERUST VCI technology provides significant savings in labor, material and space compared to traditional methods of corrosion prevention.

         In 1980, the Company developed a means of combining ZERUST VCI systems with polyethylene and polypropylene resins. Subsequently, a line of flexible packaging products in the form of low and high density polyethylene bags and shroud film, stretch, shrink, skin and bubble cushioning film, woven scrim and foam sheeting was introduced to United States industry. This gave packaging engineers an opportunity to ship and store ferrous, nonferrous and mixed multi-metal products in a clean, dry and corrosion-free condition, with an attendant overall savings in total packaging cost.

         The Company subsequently expanded the ZERUST product line to include a range of rigid plastic products in the form of profile and corrugated board, thermoformed dunnage trays and bins, injection and blow molded products and flat netting. The Company also has developed additives in liquid form to imbue corrugated cardboard, solid fibre and chipboard packaging materials with VCI corrosion protection properties.

         ELECTRONIC SENSING INSTRUMENTS. The Company's electronic sensing instruments accounted for approximately 2% of the Company's sales in fiscal year 1998. The Company's electronic sensing instruments include oil quality analyzers, fiber monitors and testers and a tubing monitor. The Company's electronic sensing instruments are based on the measurement of the change in dielectric properties of different liquids and fibers by means of capacitance sensors. The instrument product line also includes measurement devices for materials and moisture testing based upon microwave technology.

MANUFACTURING

         The Company produces certain proprietary corrosion inhibiting products and electronic sensing instruments at its facility in Lino Lakes, Minnesota. The Company's corrosion inhibiting end products include flexible packaging and other products that are produced to customer specification by selected contractors who are supplied with the necessary corrosion inhibiting additives by the Company.

         The Company has achieved ISO 9001 certification with respect to its corrosion inhibiting operations. The Company believes that the process of ISO 9001 certification serves as an excellent tool for quality improvement, enabling the Company to provide consistency and excellence in its products. Also, because potential customers may prefer or require manufacturers to have achieved ISO certification, such ISO certification may provide the Company with certain competitive advantages.

SALES AND MARKETING OF CORROSION INHIBITING PACKAGING PRODUCTS

         In the United States, the Company markets its corrosion inhibiting packaging products principally to industrial users by a direct sales force and through a network of distributors and sales representatives. The Company's technical service representatives work directly with the end users of the Company's products to meet their technical requirements.

         Internationally, the Company has entered into joint ventures and similar arrangements with foreign partners pursuant to which the Company sells certain corrosion inhibiting formulations to the foreign joint venture entities constituted thereby, which provide for the manufacture and marketing of ZERUST finished products. The Company receives fees for providing technical and other support to the joint ventures in accordance with the terms of the joint venture arrangements.

COMPETITION

         The Company is aware of other organizations that manufacture and market corrosion inhibiting packaging products which compete with the Company's ZERUST products. The Company evaluates competing products on an ongoing basis and is satisfied that none of the competing products on the market at this time are superior to the Company's products. In previous reports, the Company has commented on corrosion inhibiting paper marketed in competition with the Company's film products. During fiscal year 1998, the Company completed development of and introduced a line of volatile corrosion inhibiting papers. This new product line, based on early market response, indicates that the Company's VCI papers may establish themselves in this highly competitive market sector. However, to date, the Company has experienced limited sales of this product.

         The Company is aware of competitors in the "Lubri-Sensor" oil quality analyzer area; however, the Company does not have any knowledge as to the business effectiveness of such competitors and believes that the Company's products are competitive with all other products currently on the market. In the "Foodoil Sensor" oil quality analyzer area, the Company is aware of a competitor who does not provide an analysis instrument but instead provides a paper test strip. Although the Company believes that its product offers significant advantages over paper test strips, the Company believes that sales of the Foodoil Sensor have historically been limited by price sensitivity rather than differences in product capabilities.

         Some of the Company's competitors, in both the corrosion inhibiting area and the electronic instrument area, are established companies that may have financial and other resources greater than those of the Company. Additionally, some of these companies may have achieved significant market impact and brand recognition. The Company competes with such companies by providing high quality products and by attempting to provide the highest level of customer service, including delivery of its products on a timely basis at a competitive price.

SIGNIFICANT CUSTOMERS

         One customer accounted for approximately 16% and 14% of net sales for the fiscal years ended August 31, 1998 and 1997, respectively. No customer of the Company accounted for 10% or more of the Company's net sales for the fiscal year ended August 31, 1996.

RESEARCH AND DEVELOPMENT

         Domestic research and development expenditures, including engineering and technical support, were $487,456, $432,943 and $370,045 in fiscal years 1998, 1997 and 1996, respectively. The Company's research and development activities are conducted at its Minnesota headquarters. The Company's research and development activities are directed at the improvement of existing products, new product development and quality assurance through testing of the Company's contract manufactured corrosion inhibiting products.

         In 1997, the Company, together with the Company's corporate joint venture in Germany, Excor GmbH, established a wholly-owned subsidiary, Excor Korrosionsforschung GmbH. This Excor research center works in conjunction with the domestic research and development operation on the improvement of existing products and new product development.

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

BACKLOG

         The Company did not have a significant order backlog as of August 31, 1998. Customers generally place orders on an "as needed" basis and expect delivery within a relatively short period of time.

WORKING CAPITAL AND AVAILABILITY OF MATERIALS

         The Company does not carry excess quantities of raw materials or purchased parts because of widespread availability thereof from various suppliers. The Company has sufficient working capital to meet all obligations when due.

EMPLOYEES

         As of August 31, 1998, the Company had 22 full-time direct employees in the United States, including five engaged in administration, eight in sales and marketing, two in research and development and seven in operations. There are no unions representing the Company's employees and the Company believes that its relations with employees are good. There are no pending or threatened labor or employment disputes or work interruptions.

CERTAIN IMPORTANT FACTORS

         In addition to the factors identified above, there are several important factors that could cause the Company's actual results to differ materially from those anticipated by the Company or which are reflected in any forward-looking statements of the Company. These factors, which impact on the success of the Company's operations and its ability to achieve its goals, include the following:

         (1) the Company's ability to make investments in existing and future joint ventures to generate a positive rate of return and demonstrate a pattern of growth consistent with current performance; and

         (2) the Company's ability to continue to enter into international markets in a timely fashion; and

         (3) the Company's ability to maintain gross margins at a level consistent with the technological advantages of its proprietary products.

ITEM 2.  DESCRIPTION OF PROPERTY.

         The Company's office, production facilities and research and development operations are located at 6680 North Highway 49, Lino Lakes, Minnesota 55014. The Company owns approximately 3.5 acres at this site and three buildings thereon. The main building, consisting of approximately 15,300 square feet, is used for office, production, research and development and shipping and receiving. A second building of approximately 7,200 square feet and a third building of approximately 4,800 square feet are used for warehouse space. In 1995, the Company acquired an approximately 10 acre parcel of land located in Forest Lake, Minnesota, approximately six miles from the Company's offices. On this parcel, the Company built a warehouse of approximately 18,000 square feet that was completed in November 1996. The parcel of land on which this warehouse is located is of sufficient size should the Company choose to relocate its entire facility to this location, although the Company has no current plans to do so.

ITEM 3.  LEGAL PROCEEDINGS.

         There is no material pending or threatened legal, governmental, administrative or other proceeding to which the Company is a party or of which any of its property is the subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS.

         Effective September 10, 1993, the Company's Common Stock commenced trading on, and it continues to trade on, the American Stock Exchange under the symbol NTI.

                                                     COMMON STOCK
                                                 --------------------
                                                   HIGH         LOW
                                                 -------      -------
         1998:
              Fourth fiscal quarter............  $ 8          $6 7/16
              Third fiscal quarter.............    9 7/8       7 3/8
              Second fiscal quarter............   11 1/4       8 1/2
              First fiscal quarter.............   12 3/4       9 1/4

         1997:
              Fourth fiscal quarter............  $12 1/2      $7
              Third fiscal quarter.............    8 7/16      6 3/8
              Second fiscal quarter............    8 1/8       5 1/2
              First fiscal quarter.............    7           4 3/4

         The Company declared Common Stock cash dividends of $.12 per share to shareholders of record on December 6, 1996; $.15 per share to shareholders of record on December 1, 1997; and $.15 per share to shareholders of record on December 4, 1998. The Company's Board of Directors will continue to evaluate the payment of dividends based on the Company's net income and operating cash requirements.

         As of August 31, 1998, the Company's Common Stock was held by 510 shareholders of record.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

FISCAL YEAR 1998 COMPARED TO FISCAL YEAR 1997

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

         NET SALES AND COST OF SALES. The Company's net sales originating in the United States of $10,077,494 in fiscal year 1998 increased by $1,348,176 or 15.4% from net sales of $8,729,318 in fiscal year 1997. The increase in net sales is primarily due to an increase in the volume of corrosion inhibiting products sold to new and existing customers. Fiscal year 1998 sales to an existing customer increased to 16% of total sales in fiscal year 1998 from 14% of total sales in fiscal year 1997. The cost of sales increased as a percentage of sales to 49.1% in fiscal year 1998 from 47.4% in fiscal year 1997. The variation in the cost of sales percentage reflects changes in product mix. The Company anticipates that its annual cost of sales percentage for fiscal year 1999 will not vary significantly under its current pricing structure.

         SELLING EXPENSES. The Company's selling expenses increased by $168,328 or 15.4% to $1,260,608 in fiscal year 1998 from $1,092,280 in fiscal year 1997.
The increase in selling expenses in fiscal year 1998 was primarily related to increases in salaries and related expenses and travel. As a percentage of sales these costs were 12.5% in fiscal years 1998 and 1997.

         GENERAL AND ADMINISTRATIVE EXPENSES. The Company's general and administrative expenses decreased by $439,235 or 23.3% to $1,446,781 in fiscal year 1998 from $1,886,016 in fiscal year 1997. The decrease in general and administrative expenses in fiscal year 1998 was primarily due to decreases in salaries and related expenses, various professional fees and real estate and other expenses associated with the Company's expanded warehouse facility completed in fiscal year 1997. As a percentage of sales these costs decreased to 14.4% in fiscal year 1998 from 21.6% in fiscal year 1997 due to the increased level of net sales in fiscal year 1998 and the decrease in fiscal year 1998 general and administrative expenses.

         RESEARCH, ENGINEERING, AND TECHNICAL SUPPORT EXPENSES. The Company's research, engineering, and technical support expenses increased by $54,513 or 12.6% to $487,456 in fiscal year 1998 from $432,943 in fiscal year 1997. The increase in research, engineering and technical support expenses in fiscal year 1998 was primarily due to increases in salaries and related expenses and increases in expenses for research, engineering and technical support supplies. As a percentage of sales these costs decreased to 4.8% in fiscal year 1998 from 5.0% in fiscal year 1997 due to the increased level of net sales in fiscal year 1998 offsetting the effect of increased fiscal year 1998 research, engineering, and technical support expenses. The Company anticipates that its fiscal year 1999 research, engineering, and technical support expenses will approximate expenses incurred in fiscal year 1998.

OPERATIONS OF INTERNATIONAL JOINT VENTURES

         CORPORATE JOINT VENTURES, FOREIGN COMPANY AND EUROPEAN HOLDING COMPANY. The Company continues its business program of establishing corporate joint venture arrangements in international markets. The Company manufactures and supplies patented and proprietary ingredients, which make the finished products functional and enable manufacturing of the finished products to take place in the foreign countries. The corporate joint ventures market the finished products and the corporate joint ventures' profit is shared by the respective corporate joint venture shareholders in accordance with share ownership. The Company also has an investment in a foreign company that operates as a trading company and an investment in a European holding company. The Company's investments in corporate joint ventures, the foreign company, and the European holding company are accounted for using the equity method and resulted in income to the Company of $549,875 and $712,244 for fiscal years 1998 and 1997, respectively. In addition, the Company received fees for technical and other support to the corporate joint ventures based on the revenues of the individual corporate joint ventures. The Company recognized fees for such assistance of $1,868,938 and $2,213,228 for fiscal years 1998 and 1997, respectively. The decrease in equity in corporate joint ventures, the foreign company and the European holding company, and fees for technical and other support to corporate joint ventures was primarily due to the strengthening of the U.S. dollar when compared to the local currencies of the Company's corporate joint ventures, and decreased sales volume at certain of the Company's corporate joint ventures located in the Pacific Rim. Sales of the corporate joint ventures in fiscal year 1998 decreased $111,708 or 0.6% to $18,797,758. Net income of the corporate joint ventures in fiscal year 1998 of $1,199,233 represents a 19.5% decrease from fiscal year 1997. The Company and NTI Asean LLC ("NTI Asean") anticipate that in the future they will enter into joint ventures in other foreign countries. The Company maintains a 50% ownership interest in NTI Asean, with the remaining 50% ownership interest owned by Taiyo Petroleum Gas Co. Ltd., which also owns the other 50% ownership interest in the Company's corporate joint venture located in Japan. The Company recognized expenses related to corporate joint ventures, the foreign company, and the European holding company of $566,051 and $457,263 in fiscal years 1998 and 1997, respectively. The expenses consist primarily of legal fees regarding the development of new joint ventures and travel, meetings and technical services regarding existing joint ventures. The Company anticipates that expenses relating to corporate joint ventures will continue to increase in the future due to the development of new corporate joint ventures and the Company providing ongoing technical and other support to existing joint ventures.

INCOME TAXES

         INCOME TAXES. The Company's effective income tax rates were 33.5% and 31.5% for fiscal years 1998 and 1997, respectively. The effective income tax rate was lower than the statutory rate primarily due to equity in income of corporate joint ventures, the foreign company and the European holding company being recognized based on after tax earnings of these entities. To the extent the corporate joint ventures' and the foreign company's undistributed earnings were distributed to the Company during fiscal years 1998 and 1997, it did not result in material additional income tax liability after the application of foreign tax credits.

FISCAL YEAR 1997 COMPARED TO FISCAL YEAR 1996

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

         NET SALES AND COST OF SALES. The Company's net sales originating in the United States of $8,729,318 in fiscal year 1997 increased by $1,860,134, or 27.1% from net sales of $6,869,184 in fiscal year 1996. The increase in net sales is primarily due to an increase in the volume of corrosion inhibiting products sold to new and existing customers. Fiscal year 1997 sales to an existing customer increased significantly over fiscal year 1996 and represent approximately 14% of total net sales in fiscal year 1997. The cost of sales increased as a percentage sales to 47.4% in fiscal year 1997 from 45.2 % in fiscal year 1996. The variation in the cost of sales percentages reflects changes in product mix.

         SELLING EXPENSES. The Company's selling expenses increased by $257,630 or 30.9% to $1,092,280 in fiscal year 1997 from $834,650 in fiscal year 1997. The increase in selling expenses in fiscal year 1997 was primarily related to increases in distributor commissions, salaries, travel, and various promotional expenses. As a percentage of sales these costs increased to 12.5% in fiscal year 1997 from 12.2% in fiscal year 1996 due to the increased level of net sales in fiscal year 1997 not fully offsetting the effect of increased fiscal year 1997 selling expenses.

         GENERAL AND ADMINISTRATIVE EXPENSES. The Company's general and administrative expenses increased by $491,983 or 35.3% to $1,886,016 in fiscal year 1997 from $1,394,033 in fiscal year 1996. The increase in general and administrative expenses in fiscal year 1997 was primarily due to increases in salaries and related expenses, various professional fees, insurance, and real estate and other expenses associated with the Company's expanded warehouse facility completed in fiscal year 1997. As a percentage of sales these costs increased to 21.6% in fiscal year 1997 from 20.3% in fiscal year 1996 due to the increased level of net sales in fiscal year 1997 not fully offsetting the effect of increased fiscal year 1997 general and administrative expenses.

         RESEARCH, ENGINEERING, AND TECHNICAL SUPPORT EXPENSES. The Company's research, engineering, and technical support expenses increased by $62,898 or 17.0% to $432,943 in fiscal year 1997 from

$370,045 in fiscal year 1996. The increase in research, engineering and technical support expenses in fiscal year 1997 was primarily due to increases in salaries and related expenses and travel. As a percentage of sales these costs decreased to 5.0% in fiscal year 1997 from 5.4% in fiscal year 1996 due to the increased level of net sales in fiscal year 1997 offsetting the effect of increased fiscal year 1997 research, engineering, and technical support expenses.

OPERATIONS OF INTERNATIONAL JOINT VENTURES

         CORPORATE JOINT VENTURES, FOREIGN COMPANY AND EUROPEAN HOLDING COMPANY. The Company's investments in corporate joint ventures, the foreign company, and the European holding company are accounted for using the equity method and resulted in income to the Company of $712,244 and $488,969 for fiscal years 1997 and 1998, respectively. In addition, the Company received fees for technical and other support to the corporate joint ventures based on the revenues of the individual corporate joint ventures. The Company recognized fees for such assistance of $2,213,228 and $1,659,792 for fiscal years 1997 and 1996, respectively. The increase in equity in corporate joint ventures, the foreign company and the European holding company and fees for technical and other support to corporate joint ventures was primarily due to the corporate joint ventures' increasing revenues and profitability as they progress. Sales of the corporate joint ventures in fiscal year 1997 increased $4,701,791 or 33.1% to $18,909,466. Net income of the corporate joint ventures in fiscal year 1997 of $1,489,856 represents a 27.5% increase from fiscal year 1996. The Company recognized expenses related to corporate joint ventures, the foreign company, and the European holding company of $457,263 and $346,677 in fiscal years 1997 and 1996, respectively. The expenses consist primarily of legal fees regarding the development of new joint ventures and travel, meetings and technical services regarding existing joint ventures. The Company anticipates that expenses relating to corporate joint ventures will continue to increase in the future due to the development of new corporate joint ventures and the Company providing ongoing technical and other support to existing joint ventures.

INCOME TAXES

         INCOME TAXES. The Company's effective income tax rates were 31.5% and 34.3% for fiscal years 1997 and 1996, respectively. The effective income tax rate was lower than the statutory rate primarily due to equity in income of corporate joint ventures, the foreign company and the European holding company being recognized based on after tax earnings of these entities. To the extent the corporate joint ventures' and foreign company's undistributed earnings were distributed to the Company during fiscal years 1997 and 1996, it did not result in material additional income tax liability after the application of foreign tax credits.

LIQUIDITY AND CAPITAL RESOURCES

         At August 31, 1998, the Company's working capital was $4,567,334 including $2,200,490 in cash and cash equivalents, with a current ratio of 14.2:1. At August 31, 1997, the Company's working capital was $5,826,590, including $3,945,567 in cash and cash equivalents, with a current ratio of 7.1:1.

         Net cash provided from operations has been sufficient to meet liquidity requirements, capital expenditures, research and development cost, and expansion of operations of the Company's joint ventures. Cash flow from operations totaled $2,048,207, $1,753,483, and $1,672,589 for the fiscal years 1998, 1997 and 1996, respectively. The net cash flow from operations for fiscal years 1998, 1997 and 1996 resulted principally from net income and joint venture dividends offset by equity income of corporate joint ventures.

         Net cash used in investing activities totaled $91,682, $985,457 and $98,151 for fiscal years 1998, 1997 and 1996, respectively. The primary uses of cash in fiscal years 1998 and 1996 were investments in corporate joint ventures and additions to property. The primary uses of cash in fiscal year 1997 were investments in corporate joint ventures and the European holding company, trading investments, property development and the issuance of a loan to a joint venture partner pursuant to a note. In fiscal years 1998 and 1996, the Company's expenditures of cash for investing activities were offset by proceeds from the sale of trading investments and payments of $743,875 on notes receivable from the purchase of common stock, respectively.

         Net cash used in financing activities was $3,701,602, $529,979 and $698,219 for fiscal years 1998, 1997 and 1996, respectively. The primary uses of cash resulted from the payment of dividends and the repurchase of common stock. The primary source of cash provided by financing activities was proceeds from the exercise of stock options.

         The Company expects to meet future liquidity requirements with its existing cash and cash equivalents and cash flows from future operating earnings and distributions of earnings and technical assistance fees from the corporate joint venture investments.

         The Company has no long-term debt and no material lease commitments at August 31, 1998.

         The Company has no postretirement benefit plan and does not anticipate establishing any postretirement benefit program.

         Inflation historically has had little effect on the Company.

IMPACT OF YEAR 2000

         Computer programs have historically been written to abbreviate dates by using two digits instead of four digits to identify a particular year. The so-called "year 2000 problem" or "millennium bug" is the inability of computer software or hardware (collectively, "Systems") to recognize or properly process dates ending in "00" and dates after the year 2000. Significant attention is being focused as the year 2000 approaches on updating or replacing such Systems in order to avoid System failures, miscalculations or business interruptions that might otherwise result. The Company believes it is taking the steps necessary to insure that this potential problem does not adversely affect the Company's operating results in the future, and is continuing the as-yet incomplete assessment of the impact of the year 2000 problem on the Company.

         The Company has taken, and will continue to take, actions intended to minimize the impact of the year 2000 problem and maximize the Company's state of readiness for the year 2000. However, it is impossible to eliminate year 2000 risks entirely. Unfortunately, there is no single test that can be used to conclusively determine whether Systems are year 2000 compliant. To the contrary, the technology community identifies additional potential year 2000 risks regularly. Also impeding year 2000 testing is the high degree of integration between various Systems and the difficulty in conducting full-scale live testing. Consequently, interrelated Systems believed secure in a test environment could conceivably fail when operating together under real-time workloads.

         The Company's state of readiness for the year 2000, the Company's estimated costs associates with year 2000 issues, the risks the Company faces associated with year 2000 issues and the Company's year 2000 contingency plans are summarized below.

         STATE OF READINESS. All major internal information technology ("IT") systems have been replaced. Year 2000 issues were addressed when selecting and implementing these new systems, and the Company believes they are year 2000 compliant. The Company has also reviewed its major non-IT systems, including hardware, software, phone and security systems, and the Company believes they are year 2000 compliant. The Company anticipates continuing to invest in IT and non-IT technology to accommodate the Company's future growth, and the Company expects these investments and upgrades to be year 2000 compliant. The Company is currently implementing a testing program of its other various Systems, and expects to substantially complete this testing before August 31, 1999. The Company is in the process of reviewing the year 2000 readiness of the corporate joint ventures and the foreign company.

         COSTS ASSOCIATED WITH YEAR 2000 ISSUES. Until the Company completes its System testing, it will be unable to quantify the total expected costs associated with year 2000 issues. The Company believes that these costs will not have a material adverse effect on the Company's business, financial condition, results of operations and cash flows. The total amount the Company has expended on year 2000 issues through August 31, 1998 was approximately $15,000. The Company anticipates that future costs associated with year 2000 issues will be financed with cash flows from operations.

         RISKS ASSOCIATED WITH YEAR 2000 ISSUES. The Company is dependent on computer processing in its business activities and the year 2000 problem creates the risk of unforeseen problems in the Company's Systems and the Systems of third parties with whom the Company does business. The failure of the Company's Systems and/or third parties' Systems could have a material adverse effect on the Company's results of operations, liquidity, and financial condition. Due to the general uncertainty inherent in the year 2000 problem, resulting in part from the uncertainty of the year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of year 2000 failures will have a material impact on the Company's results of operations, liquidity, or financial condition. The Company believes that it may need to temporarily reduce its operations if third party suppliers are not year 2000 compliant. The Company is also unable at this time to determine what the reasonably likely worst case year 2000 scenario is for the Company.

         CONTINGENCY PLANS. The Company has not yet developed specific contingency plans for the millennium bug because its assessment of year 2000 issues is incomplete. The Company plans on developing, to the extent practicable, a business interruption contingency plan to address internal and external issues specific to the year 2000 problem before August 31, 1999. However, the Company believes that due to the widespread nature of the year 2000 problem, the contingency planning process is an ongoing one which will require modifications as the Company obtains additional information regarding the Company's internal systems and equipment and the status of third-party year 2000 readiness.

EURO CURRENCY ISSUE

         On January 1, 1999, eleven of the fifteen member countries of the European Union are scheduled to establish fixed conversion rates between their respective existing currencies and the Euro and to adopt the Euro as their common legal currency on that date (the "Euro Conversion"). Following the Euro Conversion, however, the previously existing currencies of the participating countries are scheduled to remain legal tender in the participating countries between January 1, 1999 and January 2002. During this transition period, public and private parties may pay for goods and services using either the Euro or the previously existing currencies. Beginning January 1, 2002, the participating countries will issue new Euro-denominated bills and coins for use in cash transactions. No later than July 1, 2002, the participating countries will withdraw all bills and coins denominated in the previously existing currencies making Euro Conversion complete.

         The Company, the corporate joint ventures and the foreign company have been evaluating the potential impact the Euro Conversion and the Euro currency may have on their results of operations, liquidity or financial condition. The Company has determined that expected costs for compliance will not be material to its results of operations, liquidity, financial condition or capital expenditures. Significant noncompliance by the Company's corporate joint ventures, and their customers or suppliers could adversely impact the Company's results of operations, liquidity or financial condition. Accordingly, until the Company completes its assessment of the Euro Conversion impact, there can be no assurance that the Euro Conversion will not have a material impact on the overall business operations of the Company.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income will include all changes in stockholders' equity except those resulting from investments by and distributions to owners. The Company will be required to adopt SFAS No. 130 in fiscal year 1999.

         In June 1997, the FASB also issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 redefines how operating segments are determined and requires disclosures of certain financial and descriptive information about a company's operating segments. The Company anticipates the adoption of SFAS No. 131 will result in the Company continuing to operate in two segments. The Company will be required to adopt SFAS No. 131 in fiscal year 1999.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999, with earlier adoption encouraged. The Company has not yet determined the effects SFAS No. 133 will have on its financial position or the results of its operations.

ITEM 7.  FINANCIAL STATEMENTS.

                          INDEX TO FINANCIAL STATEMENTS

         The following items are included herein:

         Financial Statements:                                          Page
         --------------------                                           ----

         Independent Auditors' Report on Financial Statements........... 16
         Balance Sheets as of August 31, 1998 and 1997.................. 17
         Statements of Income for the years ended
            August 31, 1998, 1997, and 1996............................. 18
         Statements of Stockholders' Equity for the years ended
            August 31, 1998, 1997, and 1996............................. 19
         Statements of Cash Flows for the years ended
            August 31, 1998, 1997, and 1996............................. 20
         Notes to Financial Statements.................................. 21 - 31

INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors
Northern Technologies International Corporation
Lino Lakes, Minnesota

We have audited the accompanying balance sheets of Northern Technologies International Corporation (the Company) as of August 31, 1998 and 1997 and the related statements of income, stockholders' equity, and cash flows for each of the three years in the period ended August 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Northern Technologies International Corporation at August 31, 1998 and 1997 and the results of its operations and its cash flows for each of the three years in the period ended August 31, 1998, in conformity with generally accepted accounting principles.



/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
November 20, 1998

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

BALANCE SHEETS
AUGUST 31, 1998 AND 1997
--------------------------------------------------------------------------------

                                                                                               1998               1997
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                               $  2,200,490       $  3,945,567
   Receivables:
     Trade, less allowance for doubtful accounts of $25,000 and $27,000, respectively         1,042,428          1,164,660
     Corporate joint ventures                                                                   352,164            517,551
   Inventories (Note 2)                                                                         969,520            841,618
   Prepaid expenses and other                                                                   118,259             77,196
   Deferred income taxes (Note 8)                                                               230,000            240,000
                                                                                           ------------       ------------
           Total current assets                                                               4,912,861          6,786,592

PROPERTY AND EQUIPMENT, net (Note 3)                                                            955,010            962,328

OTHER ASSETS:
   Investments in corporate joint ventures (Note 4)                                           2,611,185          2,291,600
   Investment in foreign company (Note 4)                                                       142,980            132,000
   Investment in European holding company (Note 4)                                              247,869            254,639
   Deferred income taxes (Note 8)                                                               120,000            130,000
   Other                                                                                        357,106            625,544
                                                                                           ------------       ------------
                                                                                              3,479,140          3,433,783
                                                                                           ------------       ------------
                                                                                           $  9,347,011       $ 11,182,703
                                                                                           ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                                        $    156,604       $    162,477
   Income taxes                                                                                  66,416            376,867
   Accrued liabilities:
     Payroll                                                                                      3,132            230,951
     Other                                                                                      119,375            189,707
                                                                                           ------------       ------------
           Total current liabilities                                                            345,527            960,002

DEFERRED GROSS PROFIT                                                                           120,000            118,000

CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY (Note 5):
   Preferred stock, no par value; authorized 10,000 shares; none issued
   Common stock, $.02 par value per share; authorized 10,000,000 shares;
     issued and outstanding 3,847,452 and 4,202,508 shares, respectively                         76,949             84,050
   Additional paid-in capital                                                                 4,477,167          5,185,828
   Retained earnings                                                                          4,850,696          5,217,221
   Cumulative foreign currency translation adjustments                                         (393,521)          (252,591)
                                                                                           ------------       ------------
                                                                                              9,011,291         10,234,508
   Notes and related interest receivable from purchase of common stock                         (129,807)          (129,807)
                                                                                           ------------       ------------
           Total stockholders' equity                                                         8,881,484         10,104,701
                                                                                           ------------       ------------
                                                                                           $  9,347,011       $ 11,182,703
                                                                                           ============       ============

See notes to financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

STATEMENTS OF INCOME
YEARS ENDED AUGUST 31, 1998, 1997, AND 1996
--------------------------------------------------------------------------------

                                                                                     1998              1997              1996
SALES (Note 6)                                                                   $ 10,077,494      $  8,729,318      $  6,869,184

COST OF GOODS SOLD                                                                  4,947,816         4,141,704         3,106,913
                                                                                 ------------      ------------      ------------

GROSS PROFIT                                                                        5,129,678         4,587,614         3,762,271

OPERATING EXPENSES:
   Selling                                                                          1,260,608         1,092,280           834,650
   General and administrative                                                       1,446,781         1,886,016         1,394,033
   Research, engineering, and technical support                                       487,456           432,943           370,045
                                                                                 ------------      ------------      ------------
                                                                                    3,194,845         3,411,239         2,598,728
                                                                                 ------------      ------------      ------------

OPERATING INCOME                                                                    1,934,833         1,176,375         1,163,543

CORPORATE JOINT VENTURES, FOREIGN COMPANY, AND
     EUROPEAN HOLDING COMPANY:
   Equity in income of corporate joint ventures, foreign company, and
     European holding company (Note 4)                                                549,875           712,244           488,969
   Fees for technical and other support to corporate joint ventures (Note 4)        1,868,938         2,213,228         1,659,792
   Corporate joint venture expense (Note 4)                                          (566,051)         (457,263)         (346,677)
                                                                                 ------------      ------------      ------------
                                                                                    1,852,762         2,468,209         1,802,084

OTHER INCOME:
   Interest income                                                                    151,720           160,396           197,216
   Other income                                                                            --            15,868            14,908
                                                                                 ------------      ------------      ------------
                                                                                      151,720           176,264           212,124
                                                                                 ------------      ------------      ------------

INCOME BEFORE INCOME TAXES                                                          3,939,315         3,820,848         3,177,751

INCOME TAXES (Note 8)                                                               1,320,000         1,205,000         1,090,000
                                                                                 ------------      ------------      ------------

NET INCOME                                                                       $  2,619,315      $  2,615,848      $  2,087,751
                                                                                 ============      ============      ============

NET INCOME PER SHARE:
   Basic                                                                         $        .64      $        .62      $        .49
                                                                                 ============      ============      ============
   Diluted                                                                       $        .63      $        .61      $        .49
                                                                                 ============      ============      ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
   Basic                                                                            4,084,408         4,204,602         4,233,269
                                                                                 ============      ============      ============
   Diluted                                                                          4,157,721         4,273,500         4,290,099
                                                                                 ============      ============      ============

See notes to financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                                                                       NOTES AND
                                                                                                        RELATED
                                                                                                        INTEREST
                                                                                        CUMULATIVE     RECEIVABLE
                                                                                         FOREIGN          FROM           TOTAL
                                      COMMON STOCK        ADDITIONAL                     CURRENCY      PURCHASE OF      COMMON
                                   ------------------       PAID-IN       RETAINED      TRANSLATION      COMMON      STOCKHOLDERS'
                                   SHARES      AMOUNT       CAPITAL       EARNINGS      ADJUSTMENTS       STOCK         EQUITY
BALANCE AT AUGUST 31, 1995       4,244,773   $  84,895   $  5,197,633   $  1,700,982   $     99,565   $   (873,682)  $  6,209,393

   Repurchase of common stock      (61,165)     (1,223)       (91,748)      (220,330)            --             --       (313,301)
   Payments received on notes
     receivable                         --          --             --             --             --        743,875        743,875
   Issuance of common stock
     for services provided           2,500          50         12,763             --             --             --         12,813
   Stock options exercised          13,167         263         39,696             --             --             --         39,959
   Dividends on common stock -
     $.10 per share                     --          --             --       (424,877)            --             --       (424,877)
   Foreign currency translation
     adjustment                         --          --             --             --        (59,047)            --        (59,047)
   Net income                           --          --             --      2,087,751             --             --      2,087,751
                                 ---------   ---------   ------------   ------------   ------------   ------------   ------------

BALANCE AT AUGUST 31, 1996       4,199,275      83,985      5,158,344      3,143,526         40,518       (129,807)     8,296,566

   Repurchase of common stock       (9,000)       (180)       (15,500)       (37,420)            --             --        (53,100)
   Issuance of common stock
     for services provided           3,000          60         15,315             --             --             --         15,375
   Stock options exercised           9,233         185         27,669             --             --             --         27,854
   Dividends on common stock -
     $.12 per share                     --          --             --       (504,733)            --             --       (504,733)
   Foreign currency translation
     adjustment                         --          --             --             --       (293,109)            --       (293,109)
   Net income                           --          --             --      2,615,848             --             --      2,615,848
                                 ---------   ---------   ------------   ------------   ------------   ------------   ------------

BALANCE AT AUGUST 31, 1997       4,202,508      84,050      5,185,828      5,217,221       (252,591)      (129,807)    10,104,701

   Repurchase of common stock     (374,765)     (7,495)      (775,131)    (2,364,042)            --             --     (3,146,668)
   Stock options exercised          19,709         394         66,470             --             --             --         66,864
   Dividends on common stock -
     $.15 per share                     --          --             --       (621,798)            --             --       (621,798)
   Foreign currency translation
     adjustment                         --          --             --             --       (140,930)            --       (140,930)
   Net income                           --          --             --      2,619,315             --             --      2,619,315
                                 ---------   ---------   ------------   ------------   ------------   ------------   ------------

BALANCE AT AUGUST 31, 1998       3,847,452   $  76,949   $  4,477,167   $  4,850,696   $   (393,521)  $   (129,807)  $  8,881,484
                                 =========   =========   ============   ============   ============   ============   ============

See notes to financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

STATEMENTS OF CASH FLOWS (NOTE 10)
YEARS ENDED AUGUST 31, 1998, 1997, AND 1996
--------------------------------------------------------------------------------

                                                                     1998              1997              1996
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                    $ 2,619,315       $ 2,615,848       $ 2,087,751
   Adjustments to reconcile net income to net cash provided
       by operating activities:
     Depreciation                                                    118,127           100,497            88,411
     Equity in income of corporate joint ventures, foreign
       company, European holding company                            (549,875)         (712,244)         (488,969)
     Dividends received from corporate joint ventures
       and foreign company                                           284,461            69,147           161,583
     Deferred income taxes                                            20,000          (110,000)          (50,000)
     Deferred gross profit                                             2,000             9,000             8,500
     Change in assets and liabilities:
       Receivables:
         Trade receivables                                           122,232           (36,685)         (296,538)
         Corporate joint ventures                                    165,387             7,026          (117,947)
       Inventories                                                  (127,902)         (257,406)          (53,618)
       Prepaid expenses and other                                      8,937             1,407           (72,740)
       Accounts payable                                               (5,873)            7,618            20,316
       Income taxes                                                 (310,451)          (86,833)          321,320
       Accrued liabilities                                          (298,151)          146,108            64,520
                                                                 -----------       -----------       -----------
           Total adjustments                                        (571,108)         (862,365)         (415,162)
                                                                 -----------       -----------       -----------
           Net cash provided by operating activities               2,048,207         1,753,483         1,672,589

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property                                            (110,809)          (82,009)         (726,978)
   Investments in corporate joint ventures and European
      holding company                                               (199,311)         (442,044)         (104,000)
   Decrease (increase) in other assets                               218,438          (461,404)          (11,048)
   Payments on notes receivable from purchase
     of common stock                                                      --                --           743,875
                                                                 -----------       -----------       -----------
           Net cash used in investing activities                     (91,682)         (985,457)          (98,151)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends paid                                                   (621,798)         (504,733)         (424,877)
   Repurchase of common stock                                     (3,146,668)          (53,100)         (313,301)
   Issuance of common stock                                           66,864            27,854            39,959
                                                                 -----------       -----------       -----------
           Net cash used in financing activities                  (3,701,602)         (529,979)         (698,219)
                                                                 -----------       -----------       -----------

NET (DECREASE)  INCREASE IN CASH AND
   CASH EQUIVALENTS                                               (1,745,077)          238,047           876,219

CASH AND CASH EQUIVALENTS AT BEGINNING
   OF YEAR                                                         3,945,567         3,707,520         2,831,301
                                                                 -----------       -----------       -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                         $ 2,200,490       $ 3,945,567       $ 3,707,520
                                                                 ===========       ===========       ===========

See notes to financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED AUGUST 31, 1998, 1997, AND 1996
--------------------------------------------------------------------------------

1.      NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

        BUSINESS OPERATIONS - Northern Technologies International Corporation (the Company) is engaged in the development, manufacture, and marketing of proprietary corrosion-inhibiting products and electronic sensing instruments.

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

        INVESTMENTS IN FOREIGN AND EUROPEAN HOLDING COMPANIES - Investments in foreign and European holding companies are accounted for using the equity method.

        RECOVERABILITY OF LONG-LIVED ASSETS - The Company reviews its long-lived assets whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. The Company determines potential impairment by comparing the carrying value of the assets with expected net cash flows expected to be provided by operating activities of the business or related products. Should the sum of the expected future net cash flows be less than the carrying value, the Company would determine whether an impairment loss should be recognized. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the asset based on market value that is based on the discounted cash flows expected to be generated by the asset.

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

        FOREIGN CURRENCY TRANSLATION - The functional currency of the corporate joint ventures and the foreign company is the applicable local currency. The translation of the applicable foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average monthly exchange rate. Translation gains or losses are excluded from net income and accumulated in a separate component of stockholders' equity.

        REVENUE RECOGNITION - Revenue is recognized when the products are shipped. A portion of the gross profit on products shipped to the Company's corporate joint ventures is deferred until such products are sold by the corporate joint ventures.

        RESEARCH AND DEVELOPMENT - Research and development expenditures are expensed as incurred. Total research and development expenses were $487,456, $432,943, and $370,045 for the years ended August 31, 1998,
        1997, and 1996, respectively.

        FEES FOR TECHNICAL AND OTHER SUPPORT TO CORPORATE JOINT VENTURES - Fees for technical and other support to corporate joint ventures are recognized at the time the service is provided.

        STOCK-BASED COMPENSATION - The Company has adopted SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. This statement defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company accounts for stock options grants and awards to employees in accordance with APB Opinion No. 25 and related interpretations.

        NET INCOME PER SHARE - Effective December 15, 1997, the Company adopted SFAS No. 128, EARNINGS PER SHARE. Per share amounts for the years ended August 31, 1997 and 1996 have been restated for the adoption of SFAS No.
        128. The per share amounts reported under SFAS No. 128 are not materially different than those calculated and presented under APB Opinion No. 15. Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share assumes the exercise of stock options using the treasury stock method, if dilutive. Diluted net income per share is computed by dividing net income by the weighted average common and common equivalent shares outstanding. For the years ended August 31, 1998, 1997, and 1996, the assumed exercise of stock options increased the weighted average common and common equivalent shares outstanding by 73,313, 68,898, and 56,830 shares, respectively. Options to purchase 11,575, 0, and 3,800 shares of common stock as of August 31, 1998, 1997, and 1996, respectively, were not included in the computations of diluted net income per share because the options' exercise prices were greater than the average market price of the Company's common stock during the respective periods.

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

        NEW ACCOUNTING STANDARDS - In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME, which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income will include all changes in stockholders' equity except those resulting from investments by and distributions to owners. The Company will be required to adopt SFAS No. 130 in fiscal 1999.

        In June 1997, the FASB also issued SFAS No. 131, DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 redefines how operating segments are determined and requires disclosures of certain financial and descriptive information about a company's operating segments. The Company anticipates the adoption of SFAS No. 131 will result in the Company continuing to operate in two segments. The Company will be required to adopt SFAS No. 131 in fiscal 1999.

        In June 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999, with earlier adoption encouraged. The Company has not yet determined the effects SFAS No. 133 will have on its financial position or the results of its operations.

2.      INVENTORIES

        Inventories at August 31 consist of the following:

                                                        1998             1997

        Production materials                          $163,177         $276,631
        Work-in-process                                 32,334           21,301
        Finished goods                                 774,009          543,686
                                                      --------         --------
                                                      $969,520         $841,618
                                                      ========         ========

3.      PROPERTY AND EQUIPMENT

        Property and equipment at August 31 consist of the following:

                                                     1998               1997

        Land                                      $  246,097         $  246,097
        Buildings and improvements                 1,077,670          1,044,996
        Machinery and equipment                      674,002            603,919
                                                  ----------         ----------
                                                   1,997,769          1,895,012
        Less accumulated depreciation              1,042,759            932,684
                                                  ----------         ----------
                                                  $  955,010         $  962,328
                                                  ==========         ==========

4. INVESTMENTS IN CORPORATE JOINT VENTURES, FOREIGN COMPANY, AND EUROPEAN HOLDING COMPANY

        JOINT VENTURES - The Company participates in various corporate joint ventures in countries outside the United States and in similar noncontractual arrangements in various other countries. All joint ventures are owned at least 50% by the Company except where the Company has allowed a related third party to purchase from a joint venture a portion of the ownership that the Company would otherwise have purchased. A related third party owns 25% of the joint venture in South Korea. The joint ventures provide for the manufacturing, marketing, and distributing of corrosion-inhibiting products. The Company also has a 50% ownership interest in a limited liability company for its joint venture investments in the Asean region. A related party owns the remaining 50% ownership interest in this company. The Company has established corporate joint ventures as follows:

                                                           Date of
                Country                                  Investment

                Japan                                       1987
                Taiwan                                      1990
                France                                      1990
                Germany                                     1991
                Sweden                                      1991
                Singapore                                   1991
                Brazil                                      1993
                Russia                                      1994
                South Korea                                 1994
                Finland                                     1995
                Italy                                       1996
                United Kingdom                              1997
                Czech Republic                              1997
                Indonesia                                   1998
                Poland                                      1998
                Thailand                                    1998

        Fees earned from the corporate joint ventures under licenses and technical and other support agreements were $1,868,938, $2,213,228, and $1,659,792 for the years ended August 31, 1998, 1997, and 1996, respectively.

        The Company incurred expenses associated with corporate joint ventures of $566,051, $457,263, and $346,677 for the years ended August 31, 1998,
        1997, and 1996, respectively. These expenses consist primarily of legal fees regarding the development of new joint ventures and travel and technical services regarding existing joint ventures.

        Summarized financial information from the audited and unaudited financial statements of joint ventures carried on the equity basis is as follows:

                                                                         August 31
                                                                --------------------------
                                                                   1998             1997
Current assets                                                  $9,043,726      $9,098,272
Total assets                                                     9,853,066       9,807,218
Current liabilities                                              4,220,449       4,745,910
Noncurrent liabilities                                              15,715          34,191
Stockholders' equity                                             5,616,902       5,027,117
Northern Technologies International Corporation's
 share of corporate joint ventures' equity                       2,611,185       2,291,600

                                                           Years Ended August 31
                                              ---------------------------------------------
                                                  1998             1997             1996
Sales                                         $18,797,758      $18,909,466      $14,207,675
Gross profit                                    9,429,139       10,224,861        7,743,600
Net income                                      1,199,233        1,489,856        1,168,273
Northern Technologies International
 Corporation's share of equity in income
 of corporate joint ventures                      548,205          708,598          483,181

        FOREIGN COMPANY - The Company has a 50% interest in a foreign trading company in Austria. The trading company sells merchandise directly and serves as an intermediary in the arrangement of sales of goods on which it receives commissions.

        Summarized financial information from the unaudited financial statements of the foreign company carried on the equity basis is as follows:

                                                                             August 31,
                                                                    --------------------------
                                                                       1998            1997
Current assets                                                      $  320,480      $  443,818
Total assets                                                           541,956         661,971
Current liabilities                                                    255,996         397,971
Stockholders' equity                                                   285,960         264,000
Northern Technologies International Corporation's
 share of foreign company's equity                                     142,980         132,000

                                                              Years Ended August 31,
                                                    ------------------------------------------
                                                       1998            1997            1996
Sales                                               $  780,237      $  848,620      $1,514,567
Gross profit                                           501,745         582,915         819,988
Net income                                              16,878           7,292          11,576
Northern Technologies International Corporation's
 share of equity income of foreign company               8,439           3,646           5,788

        EUROPEAN HOLDING COMPANY - During 1997, the Company invested $254,639 for a 50% ownership interest in a European holding company. To date, the entity has been inactive and its assets as of August 31, 1998 and 1997 consist primarily of cash and cash equivalents.

5.      STOCKHOLDERS' EQUITY

        During 1998, 1997, and 1996, the Company acquired and retired 374,765, 9,000, and 61,165 shares of common stock for $3,146,668, $53,100, and
        $313,301, respectively.

        During 1997 and 1996, certain employees received 3,000 and 2,500 shares of common stock, respectively, in return for services provided and expensed in 1996 and 1995, respectively. The value of the common stock issued, $15,375 and $12,813 in 1997 and 1996, respectively, was determined based on the market value of the Company's common stock.

        A note receivable of $129,807 (including accrued interest of $4,432) resulting from the exercise of warrants has been shown as a reduction of stockholders' equity. The note receivable bears interest at a rate of 11% and is due on demand. The increase in accrued interest receivable on the outstanding note receivable as of August 31, 1998 and 1997 has been fully reserved for, due to the uncertainty as to when the interest would be paid.

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

        A summary of the status of the Company's stock options for the years ended August 31 is as follows:

                                                1998                         1997                        1996
                                       -----------------------      ----------------------      ----------------------
                                                     Wgtd Avg                    Wgtd Avg                    Wgtd Avg
                                       Shares       Exer Price      Shares      Exer Price      Shares      Exer Price
Outstanding at beginning of year       132,370       $    3.46      133,203       $   3.34      133,390       $   3.02
Granted                                 11,575           11.81       12,000           5.00       13,870           6.13
Exercised                              (19,709)           3.39       (9,233)          3.02      (13,167)          3.04
Canceled                                    --              --       (3,600)          5.50         (890)          3.00
                                       -------                      -------                     -------

Outstanding at end of year             124,236       $    4.24      132,370       $   3.46      133,203       $   3.34
                                       =======       =========      =======       ========      =======       ========

Options exercisable at year-end        101,909       $    3.25       85,608       $   3.16       57,005       $   3.02
                                       =======       =========      =======       ========      =======       ========

        The following table summarizes information about stock options outstanding at August 31, 1998:

                                Options Outstanding
                    -----------------------------------------
                                     Weighted                         Options Exercisable
                                      Average                      -------------------------
                                     Remaining       Weighted                       Weighted
   Range of                         Contractual       Average                        Average
   Exercise            Number          Life          Exercise        Number         Exercise
    Prices          Outstanding       (Years)          Price       Exercisable        Price
$3.00 - $3.13          93,350           .77           $  3.01        93,350          $  3.01
$5.00 - $6.75          19,311          2.70              4.01         8,559             5.85
$10.63 - $12.00        11,575          4.03             11.81            --               --
                      -------                                       -------
$3.00 - $12.00        124,236          1.38           $  4.24       101,909          $  3.25
                      =======          ====           =======       =======          =======

        If compensation cost for the Company's stock option plan had been determined based on the fair value at the grant date for awards in the years ended August 31, consistent with the provisions of SFAS No. 123, the Company's net income would have changed to the pro forma amounts indicated below:

                                                         1998             1997             1996
Net income, as reported                              $ 2,619,315      $ 2,615,848      $ 2,087,751
Net income, pro forma                                  2,594,076        2,603,869        2,081,235

Basic net income per common share, as reported       $       .64      $       .62      $       .49
Basic net income per common share, pro forma                 .64              .62              .49

Diluted net income per share, as reported            $       .63      $       .61      $       .49
Diluted net income per share, pro forma                      .62              .61              .49

        The fair value of each option grant is estimated on the grant date using the Black-Sholes option-pricing model with the following assumptions and results for the grants:

                                                  1998      1997      1996

        Dividend yield                             2.0%      2.0%      2.0%
        Expected volatility                       49.0%     49.8%     47.6%
        Expected life of option                    5         5         5
        Risk-free interest rate                    6.16%     6.50%     5.98%
        Fair value of options on grant date       $5.09     $2.27     $2.81

6.      SALES INFORMATION

        Sales by geographic location as a percentage of total sales were as follows:

                                                  1998      1997      1996

        U.S.A. to unaffiliated customers           81%       74%       75%
        Outside the U.S.A. to:
         Corporate joint ventures in which the
             Company is a shareholder directly
             and indirectly                        14        17        16
         Unaffiliated customers                     5         9         9
                                                  ---       ---       ---
                                                  100%      100%      100%
                                                  ===       ===       ===

        One customer accounted for approximately 16% and 14% of net sales for the years ended August 31, 1998 and 1997, respectively. No single customer accounted for more than 10% of net sales for the year ended August 31, 1996.

7.      RETIREMENT PLAN

        The Company has a 401(k) employee savings plan. Employees who meet certain age and service requirements may elect to contribute up to 15% of their salaries. The Company contributes the lesser of 50% of the participant's contributions or 3 1/2% of the employee's salary. The Company recognized expense for the savings plan of $40,000, $36,000, and $34,000 for the years ended August 31, 1998, 1997, and 1996, respectively.

8.      INCOME TAXES

        The provisions for income taxes for the years ended August 31 consist of the following:

                                                 1998             1997              1996
Current:
 Federal                                   $   1,180,000    $   1,200,000    $    1,040,000
 State                                           120,000          115,000           100,000
                                           -------------    -------------    --------------
                                               1,300,000        1,315,000         1,140,000

Deferred:
 Federal                                          18,000         (101,000)          (46,000)
 State                                             2,000           (9,000)           (4,000)
                                           -------------    -------------    --------------
                                                  20,000         (110,000)          (50,000)
                                           -------------    -------------    --------------
                                           $   1,320,000    $   1,205,000    $    1,090,000
                                           =============    =============    ==============

        Reconciliations of the expected federal income tax at the statutory rate with the provisions for income taxes for the years ended August 31 are as follows:

                                                 1998             1997              1996
Tax computed at statutory rates            $   1,379,000    $   1,337,000     $   1,112,000
State income tax, net of federal benefit          80,000           71,000            63,000
Equity in income of joint ventures              (187,000)        (242,000)         (166,000)
Other                                             48,000           39,000            81,000
                                           -------------    -------------     -------------
                                           $   1,320,000    $   1,205,000     $   1,090,000
                                           =============    =============     =============

        The Company has not recognized a deferred tax liability relating to investments in foreign corporate joint ventures, foreign company, and European holding company that are essentially permanent in duration of $740,000 and $650,000 at August 31, 1998 and 1997, respectively. If some or all of the undistributed earnings of the foreign corporate joint ventures, foreign company, and European holding company are remitted to the Company in the future, income taxes, if any, after the application of foreign tax credits will be provided at that time.

        The tax effect of the temporary differences and tax carryforwards comprising the net deferred taxes shown on the balance sheets at August 31 are as follows:

                                                         1998           1997

        Current:
         Allowance for doubtful accounts             $     9,000    $    10,000
         Inventory costs                                  18,000         22,000
         Prepaid expenses and other                       70,000         73,000
         Accrued expenses                                 90,000         92,000
         Deferred gross profit                            43,000         43,000
                                                     -----------    -----------
                   Total current                     $   230,000    $   240,000
                                                     ===========    ===========

        Noncurrent:
         Excess of book over tax depreciation        $    35,000    $    37,000
         Investment write-offs                           568,000        568,000
         Joint venture expenses                           47,000         60,000
         Interest receivable relating to notes            38,000         33,000
         Valuation allowance                            (568,000)      (568,000)
                                                     -----------    -----------
                   Total noncurrent                  $   120,000    $   130,000
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

10.     STATEMENTS OF CASH FLOWS

        Supplemental disclosures of cash flow information for the years ended August 31 consist of:

                                                                1998           1997           1996
Cash paid during the year for income taxes                  $ 1,610,451    $ 1,401,833    $   818,680
Decrease in the Company's investment in joint
 ventures and foreign company and cumulative
 foreign currency translation adjustments due to
 changes in exchange rates                                     (140,930)      (293,109)       (59,047)
Issuance of common stock in exchange for services
 provided in 1997 and 1996 and accrued for at August 31,
 1997 and 1996, respectively                                         --         15,375         12,813

11.     QUARTERLY INFORMATION (UNAUDITED)

                                                             Quarter Ended
                                      ------------------------------------------------------------
                                       November 30      February 28       May 31        August 31
Fiscal 1998:
  Net sales                           $  2,682,741     $  2,532,442   $  2,607,271    $  2,255,040
  Gross profit                           1,295,226        1,290,781      1,339,228       1,204,443
  Income before income taxes               814,006          788,928      1,012,775       1,323,606
  Income taxes                             250,000          250,000        320,000         500,000
  Net income                               564,006          538,928        692,775         823,606

Net income per share:
  Basic                               $        .13     $        .13   $        .17    $        .21
  Diluted                                      .13              .13            .17             .20

Weighted average common shares
   outstanding:
  Basic                                  4,194,464        4,143,451      4,041,299       3,960,933
  Diluted                                4,284,746        4,219,147      4,111,299       4,018,205


Fiscal 1997:
  Net sales                           $  1,921,414     $  2,092,961   $  2,518,582    $  2,196,361
  Gross profit                           1,008,712        1,122,985      1,317,256       1,138,661
  Income before income taxes               731,322          856,789      1,108,260       1,124,477
  Income taxes                             210,000          315,000        375,000         305,000
  Net income                               521,322          541,789        733,260         819,477

Net income per share:
  Basic                               $        .12     $        .13   $        .17    $        .19
  Diluted                                      .12              .13            .17             .19

Weighted average common shares
   outstanding:
  Basic                                  4,198,637        4,206,241      4,206,308       4,203,134
  Diluted                                4,251,801        4,275,224      4,274,164       4,288,835

        During the fourth quarters of 1998 and 1997, the Company adjusted the carrying value of inventory as a result of a complete annual physical count and valuation. This annual counting and pricing was more comprehensive than that which had been conducted on an interim basis. As a result, the Company decreased cost of sales by approximately $50,000 in the fourth quarters of 1998 and 1997, respectively. It is not practicable to determine the periods of the fiscal year to which these adjustments relate.

12.     SUBSEQUENT EVENTS

        On November 20, 1998, the Company's Board of Directors declared a $.15 per share dividend on all outstanding shares of the Company's common stock to be distributed on December 18, 1998 to holders of record on December 4, 1998.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

A.       DIRECTORS OF THE REGISTRANT

         The following table sets forth certain information as of November 18, 1998, which has been furnished to the Company by the directors named below.

         NAME              AGE                PRINCIPAL OCCUPATION              DIRECTOR SINCE
         ----              ---                --------------------              --------------
Sidney Dworkin             77     Chairman of the Board and Chief Executive          1979
                                  Officer of Advanced Modular Systems, Inc.

Vincent J. Graziano        65     Co-Chief Executive Officer and President of        1979
                                  the Company

Gerhard Hahn               54     General Manager of Knuppel KG                      1996

Dr. Donald A. Kubik        58     Vice President of the Company                      1995

Richard G. Lareau          70     Partner of Oppenheimer Wolff & Donnelly            1980

Philip M. Lynch            62     Co-Chief Executive Officer and Chairman of         1979
                                  the Board of the Company and Executive
                                  Vice President of Inter Alia Holding
                                  Company

Haruhiko Rikuta            33     Corporate Officer of Taiyonic Limited and          1997
                                  President of NTI Asean, LLC

Dr. Milan R. Vukcevich     61     Director of Materials Research and                 1995
                                  Development of Bicron Saint-Gobain
                                  Industrial Ceramics

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

         Dr. Kubik has been employed by the Company since 1978, has been a Vice President of the Chemical Division of the Company since 1979 and has been Treasurer of the Company since 1998. Dr. Kubik was appointed as a director of the Company in August 1995. During his employ as senior chemist with the Company, Dr. Kubik was responsible for developing the patent that led to the Company's introduction of protective plastic film and paper products incorporating volatile corrosion inhibitors. Prior to joining the Company, Dr. Kubik held a research and development position with 3M Company.

         Mr. Lareau has been a partner of the law firm of Oppenheimer Wolff & Donnelly LLP for more than five years. Mr. Lareau also serves as a director of Ceridian Corporation, Merrill Corporation and Nash Finch Company, all public companies, and as a trustee of Mesabi Trust.

         Mr. Lynch has been Executive Vice President of Inter Alia Holding Company, a financial and management consulting firm, for more than five years. Mr. Lynch is also a member of the Board of Directors of the Fosbel Group of
Companies: Fosbel International (U.K.), Fosbel, Inc. (U.S.), Fosbel Japan, Ltd. (Tokyo), Fosbel do Brasil (San Paulo), and Fosbel Europe BV, (operating in 17 Western and three Eastern European countries). The Fosbel Group is itself a joint venture between multinational listed companies: Glaverbel S.A., (Bruxelles), a leading Belgian glass manufacturing company and an affiliate of Asahi Glass Co., Ltd., and Burmah Castrol plc, an English petrochemical and materials science company.

         Mr. Rikuta was appointed to the Board of Directors in November 1997. Mr. Rikuta, a citizen of Japan, has been employed at Taiyo Petroleum Gas Co. Ltd. as Manager, ZERUST Department, since February 1993. From August 1991 to January 1993, Mr. Rikuta served as a Sales Representative of the Company. Mr. Rikuta received a B.A. degree in Economics from Seijo University in Tokyo, Japan in March 1989. In May 1991, Mr. Rikuta received a B.A. degree in International Relations from the University of Wisconsin in Milwaukee, Wisconsin.

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

B.       EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Company, their ages and the offices held, as of November 18, 1998, are as follows:

        NAME           AGE                  POSITION IN THE COMPANY
        ----           ---                  -----------------------

Vincent J. Graziano     65  Co-Chief Executive Officer, President and Director

Philip M. Lynch         62  Chairman of the Board and Co-Chief Executive Officer

Dr. Donald A. Kubik     58  Vice President, Treasurer and Director

Loren M. Ehrmanntraut   71  Chief Financial Officer and Secretary

Elsie F. Gilles         57  Controller and Assistant Secretary

Constance M. Fason      50  Vice President - Domestic Marketing and Sales


         Mr. Graziano has been employed by the Company since 1976 and has been President of the Company and a director of the Company since 1979. Refer to "Directors of the Registrant" for a more detailed discussion.

         Mr. Lynch has been Executive Vice President of Inter Alia Holding Company, a financial and management consulting firm, for more than five years. Refer to "Directors of the Registrant" for a more detailed discussion.

         Dr. Kubik has been employed by the Company since 1978, has been a Vice President of the Company since 1979 and has been Treasurer of the Company since 1998. Refer to "Directors of the Registrant" for a more detailed discussion.

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

         Ms. Gilles has been employed by the Company since 1985, serving in a variety of capacities in the areas of accounting and personnel. Ms. Gilles has been Controller and Assistant Secretary since 1998.

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

C.       COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers and all persons who beneficially own more than 10% of the outstanding shares of the Company's Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the Company's Common Stock. Executive officers, directors and greater than 10% beneficial owners are also required to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based upon a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended August 31, 1998, none of the Company's directors or officers or beneficial owners of greater than 10% of the Company's Common Stock failed to file on a timely basis the forms required by
Section 16 of the Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION.

A.       COMPENSATION OF DIRECTORS

         DIRECTORS FEES. Each person who was a non-employee director received an annual retainer of $7,500 in fiscal 1998 for services rendered as a director of the Company. Each non-employee director of the Company receives $750 for each Board meeting and $500 for each Board committee meeting attended. The Chairman of the Board does not receive any Board or committee meeting fee. The Company pays the premium on a group insurance policy for the Chairman of the Board.

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

         On September 1, 1997, Messrs. Dworkin, Hahn, Lareau, Lynch and Vukcevich each received a Director Option to purchase 2,000 shares of Common Stock at an exercise price of $12.00 per share. On November 19, 1997, Mr. Rikuta received a Director Option to purchase 1,575 shares of Common Stock at an exercise price of $10.625 per share. On September 1, 1998, Messrs. Dworkin, Hahn, Lareau, Lynch, Rikuta and Vukcevich each received a Director Option to purchase 2,000 shares of Common Stock at an exercise price of $6.25 per share. All of such Director Options granted vest in equal one-third installments over a three-year period.

B.       SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION PAID TO EXECUTIVE
         OFFICERS

         The following table provides summary information concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of the Company's Co-Chief Executive Officers and the most highly compensated executive officers of the Company whose cash and non-cash salary and bonus exceeded $100,000 in the fiscal year ended August 31, 1998 (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                              LONG-TERM
                                                                             COMPENSATION
                                                      ANNUAL COMPENSATION    ------------
                                                    -----------------------   SECURITIES
                                                                              UNDERLYING       ALL OTHER
      NAME AND PRINCIPAL POSITION           YEAR    SALARY($)   BONUS($)(1)   OPTIONS(#)   COMPENSATION($)(2)
      ---------------------------           ----    --------    ----------    ---------    -----------------
Vincent J. Graziano                         1998    $230,000      $55,000            0           $5,000
PRESIDENT AND CO-CHIEF EXECUTIVE OFFICER    1997     217,107       55,000            0            4,750
                                            1996     190,443       45,000            0            4,750

Philip M. Lynch                             1998           0            0        2,000                0(3)
CHAIRMAN OF THE BOARD AND CO-CHIEF          1997           0            0        2,000                0(3)
EXECUTIVE OFFICER                           1996           0            0        2,000                0(3)

Donald A. Kubik                             1998     200,000       55,000            0            5,000
VICE PRESIDENT                              1997     176,082       55,000            0            4,750
                                            1996     152,749       45,000            0            5,496

Loren M. Ehrmanntraut                       1998     117,410       55,000            0            5,000
CHIEF FINANCIAL OFFICER AND SECRETARY       1997     117,410       55,000            0            5,013
                                            1996     107,410       40,000            0            5,159

Constance M. Fason                          1998     108,000            0            0                0
VICE PRESIDENT

-----------------------------
(1) Bonuses paid in 1998 were earned in 1997, bonuses paid in 1997 were earned in 1996 and bonuses paid in 1996 were earned in 1995.

(2) Compensation hereunder consists of contributions to the 401(k) plans of the Named Executive Officers.

(3) Does not include any commissions payable to Inter Alia Holding Company, an entity of which Mr. Lynch is an officer and director, under a certain Manufacturer's Representative Agreement. See "Item 12 - Certain Relationships and Related Transactions."

C.       OPTION GRANTS AND EXERCISES.

         The following tables provide information for the year ended August 31, 1998 as to individual grants of options to purchase shares of the Common Stock, exercises of options and the potential realizable value of the options held by the Named Executive Officers at August 31, 1998.

                          OPTION GRANTS IN FISCAL 1998

                                        PERCENT OF TOTAL OPTIONS
                                          GRANTED TO EMPLOYEES     EXERCISE OR BASE
      NAME        OPTIONS GRANTED (1)      IN FISCAL YEAR (2)       PRICE ($/SHARE)   EXPIRATION DATE
      ----        -------------------      ------------------       ---------------   ---------------
Philip M. Lynch          2,000                     0%                    $12.00            8/31/02

-----------------------------
(1) These options were granted under the Plan. The options vest in three equal installments on the first, second and third anniversary of the date of grant (September 1, 1997). To the extent not already exercisable, options granted under the Plan become immediately exercisable in full upon certain "changes in control" (as defined in the Plan) of the Company.

(2) Mr. Lynch is not an employee of the Company. No options were granted to any employees of the Company during fiscal 1998.

                 AGGREGATED OPTION EXERCISES IN FISCAL 1998 AND
                       FISCAL 1998 YEAR-END OPTION VALUES

                                                                                              VALUE OF UNEXERCISED
                                                              NUMBER OF UNEXERCISED           IN-THE-MONEY OPTIONS
                                                          OPTIONS AT AUGUST 31, 1998(#)     AT AUGUST 31, 1998(1)($)
                                                           ---------------------------    ----------------------------
                               SHARES
                              ACQUIRED        VALUE
          NAME             ON EXERCISE(#)    REALIZED($)   EXERCISABLE   UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
          ----             --------------   ------------   -----------   -------------    -----------    -------------
Vincent J. Graziano                 0         $     0         38,000             0          $130,250        $      0
Philip M. Lynch                     0               0          6,000         4,000            14,449           1,916
Donald A. Kubik                10,000          28,541          5,000             0            17,118               0
Loren M. Ehrmanntraut               0               0         32,500             0           111,406               0
Constance M. Fason                  0               0              0             0                 0               0

-----------------------------
(1) Value is calculated as the excess of the fair market value of the Common Stock on August 31, 1998 over the exercise price of the options. On August 31, 1998, the fair market value of the Common Stock was $6.4375 per share.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

         The following table sets forth information regarding the beneficial ownership of the Common Stock of the Company as of November 18, 1998, unless other noted, (a) by each stockholder who is known by the Company to own beneficially more than 5% of the outstanding Common Stock, (b) by each director,
(c) each Named Executive Officer, and (d) by all executive officers and directors of the Company as a group.

                                                      SHARES OF COMMON STOCK
                                                      BENEFICIALLY OWNED (1)
                                                --------------------------------
NAME                                               AMOUNT    PERCENT OF CLASS(2)

Inter Alia Holding Company.....................   911,668(3)        23.6%
Sidney Dworkin.................................    54,501(4)         1.4
Constance M. Fason.............................         0             *
Elsie F. Gilles................................     3,200             *
Vincent J. Graziano............................    88,505(5)         2.3
Gerhard Hahn...................................     5,448             *
Dr. Donald A. Kubik............................   103,340(6)         2.7
Richard G. Lareau..............................    26,677(7)          *
Philip M. Lynch................................     3,001(8)          *
Haruhiko Rikuta................................    16,525(9)          *
Dr. Milan R. Vukcevich.........................     3,931(10)         *
Loren M. Ehrmanntraut..........................    62,000(11)        1.6
All directors and executive officers
as a group (12 persons)........................ 1,299,811(12)       32.9

----------------------------
*        Less than 1%.

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

(2)      Based on 3,871,459 shares of Common Stock outstanding as of November
         18, 1998.

(3) Includes 911,668 shares held of record by Inter Alia Holding Company, a financial and management consulting firm of which Mr. Lynch, the Chairman of the Board of Directors and the Co-Chief Executive Officer of the Company, is an officer and director.

(4) Does not include 21,015 shares held by Sidelmar, a partnership in which Mr. Dworkin, a director of the Company, is a general partner. Includes 6,001 shares of Common Stock which may be acquired within 60 days pursuant to the exercise of options.

(5) Includes 35,000 shares of Common Stock which may be acquired within 60 days pursuant to the exercise of options.

(6) Includes 1,900 shares of Common Stock which may be acquired within 60 days pursuant to the exercise of options.

(7) Includes 4,001 shares of Common Stock which may be acquired within 60 days pursuant to the exercise of options.

(8) Does not include 911,668 shares held of record or beneficially owned by Inter Alia Holding Company, of which Mr. Lynch is an officer and director. Includes 3,001 shares of Common Stock which may be acquired within 60 days pursuant to the exercise of options.

(9) Includes 525 shares of Common Stock which may be acquired within 60 days pursuant to the exercise of options.

(10) Includes 1,867 shares of Common Stock which may be acquired within 60 days pursuant to the exercise of options.

(11) Includes 30,000 shares of Common Stock which may be acquired within 60 days pursuant to the exercise of options.

(12) Includes (i) 911,668 shares held of record by Inter Alia Holding Company, a financial and management consulting firm of which Mr. Lynch, the Chairman of the Board of Directors and the Co-Chief Executive Officer of the Company, is an officer and director, (ii) 21,015 shares held of record by Sidelmar, a partnership in which Mr. Dworkin, a director of the Company, is a general partner, and (iii) options to purchase 82,295 shares which are held by officers and directors of the Company which are exercisable within 60 days.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         On October 1, 1976, the Company entered into a Manufacturer's Representative Agreement with The Saxxon Organization, Incorporated (the "Agreement"). The Agreement has no expiration date and may be terminated by either party upon 60 days written notice. Effective January 9, 1980, the Agreement was assigned to Inter Alia Holding Company, a financial and management consulting firm of which Philip M. Lynch, the Chairman of the Board of Directors of the Company, is an officer and director. Under the Agreement, Inter Alia Holding Company (or the "Representative") is entitled to commissions from the Company on the net proceeds of sales of the Company's product generated by Inter Alia Holding Company. The Representative acts as an independent manufacturer's representative of the Company. It has a non-exclusive worldwide right to offer for sale and solicit orders for the Company's products in accordance with prices determined by the Company. The Representative is responsible for all of its own operating expenses with no entitlement for reimbursement from the Company. The Representative has not effected any sales within the United States. The Representative has developed sales outside the United States which resulted in commissions of approximately $51,754, $42,582 and $52,950 for the fiscal years ended August 31, 1998, 1997 and 1996, respectively. In light of the Company's own domestic sales effort and its distributor network within the United States, the Company does not anticipate the Representative developing any sales within the United States. Additionally, the Company's expanding international joint venture program may also limit opportunities abroad for the Representative. Thus, the Company does not anticipate that the Representative will develop any significant sales volume for the Company.

         On August 31, 1984, Inter Alia Holding Company purchased 119,083 shares of the Common Stock and paid therefor by signing a promissory note. The promissory note (the "Note") has a face value of $125,375 and bears interest at 11% per year. The Note was originally due on December 31, 1992 and is currently due on demand. The outstanding balance of the Note, including accrued interest of $105,543, was $230,919 at August 31, 1998.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      EXHIBITS

         Reference is made to the Exhibit Index hereinafter contained, at page 43 of this Report.

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

(b)      REPORTS ON FORM 8-K

         The Company did not file any Current Reports on Form 8-K during the fourth quarter of fiscal 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       NORTHERN TECHNOLOGIES
                                       INTERNATIONAL CORPORATION


Dated:  November 20, 1998              By:  /s/ Vincent J. Graziano
                                            --------------------------------
                                                Vincent J. Graziano
                                                President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant on November 20, 1998 in the capacities indicated.

NAME                                TITLE
----                                -----

/s/ Vincent J. Graziano             Co-Chief Executive Officer,
--------------------------------    President and Director
Vincent J. Graziano                 (principal executive officer)

/s/ Loren M. Ehrmanntraut           Chief Financial Officer and Secretary
--------------------------------    (principal financial officer and principal
Loren M. Ehrmanntraut               accounting officer)

/s/ Philip M. Lynch                 Co-Chief Executive Officer and
--------------------------------    Chairman of the Board of Directors
Philip M. Lynch

/s/ Sidney Dworkin                  Director
--------------------------------
Sidney Dworkin

/s/ Gerhard Hahn                    Director
--------------------------------
Gerhard Hahn

/s/ Donald A. Kubik, Ph.D.          Director and Treasurer
--------------------------------
Donald A. Kubik, Ph.D.

/s/ Richard G. Lareau               Director
--------------------------------
Richard G. Lareau

/s/ Haruhiko Rikuta                 Director
--------------------------------
Haruhiko Rikuta

/s/ Milan R. Vukcevich, Ph.D.       Director
--------------------------------
Milan R. Vukcevich, Ph.D.

                 NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
                  EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-KSB
                       FOR THE YEAR ENDED AUGUST 31, 1998

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
