Form 10QSB
period 1998-11-30
NORTHERN TECHNOLOGIES INTERNATIONAL CORP
filed 1999-01-12
CIK 875582

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


              Quarterly Report Pursuant to Section 13 or 15 (d) of
                       The Securities Exchange Act of 1934


For the Quarterly Period Ended:                           Commission File Number
          November 30, 1998                                      1-11038

                 NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
             (Exact name of registrant as specified in its charter)

         Delaware                                     41-0857886
(State of Incorporation)                (I.R.S. Employer Identification Number)

                    6680 N. Highway 49, Lino Lakes, MN 55014
                    (Address of principal executive offices)

                                 (651) 784-1250
                         (Registrant's telephone number)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES   X       NO
                                  -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                           Outstanding as of December 31, 1998
           -----                           -----------------------------------

Common Stock, $.02 par value                            3,874,359

                                          "This document consists of 12
                                          pages.  No exhibits are being filed."

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

BALANCE SHEETS (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------

                                                                                          NOVEMBER 30,      AUGUST 31,
                                                                                              1998             1998

ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                                            $ 2,338,348      $2,200,490
     Receivables:
        Trade, less allowance for doubtful accounts of $28,000 and $25,000, respectively    1,190,239       1,042,428
        Corporate joint ventures                                                              546,573         352,164
     Income tax receivable                                                                     20,363              -
     Inventories                                                                              831,738         969,520
     Prepaid expenses and other                                                               116,418         118,259
     Deferred income taxes                                                                    230,000         230,000
                                                                                          -----------      ----------
                Total current assets                                                        5,273,679       4,912,861

PROPERTY AND EQUIPMENT, net                                                                   954,966         955,010

OTHER ASSETS:
     Investments in corporate joint ventures                                                3,068,101       2,754,165
     Investment in European holding company                                                   249,510         247,869
     Deferred income taxes                                                                    120,000         120,000
     Other                                                                                    334,797         357,106
                                                                                          -----------      ----------
                                                                                            3,772,408       3,479,140
                                                                                          -----------      ----------
                                                                                          $10,001,053      $9,347,011
                                                                                          ===========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                                     $    93,898      $  156,604
     Income taxes payable                                                                          -           66,416
     Dividends payable                                                                        577,913              -
     Accrued liabilities:
        Payroll                                                                                59,150           3,132
        Other                                                                                  81,082         119,375
                                                                                          -----------      ----------
                Total current liabilities                                                     812,043         345,527

DEFERRED GROSS PROFIT                                                                         120,000         120,000

STOCKHOLDERS' EQUITY:
     Preferred stock, no par value, authorized 10,000 shares, none issued Common stock, $.02 par value per share; authorized 10,000,000 shares;
        issued and outstanding 3,873,359 and 3,847,452, respectively                           77,467          76,949
     Additional paid-in capital                                                             4,567,180       4,477,167
     Retained earnings                                                                      4,830,426       4,850,696
     Cumulative foreign currency translation adjustments                                     (276,256)       (393,521)
                                                                                          -----------      ----------
                                                                                            9,198,817       9,011,291
     Notes and related interest receivable from purchase of common stock                     (129,807)       (129,807)
                                                                                          -----------      ----------
                    Total stockholders' equity                                              9,069,010       8,881,484
                                                                                          -----------      ----------
                                                                                          $10,001,053      $9,347,011
                                                                                          ===========      ==========

See notes to financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

STATEMENTS OF INCOME (UNAUDITED)
THREE MONTHS ENDED NOVEMBER 30, 1998 AND 1997
---------------------------------------------------------------------------------------------------

                                                                          1998              1997

SALES                                                                 $2,155,395         $2,682,741

COST OF GOODS SOLD                                                     1,069,703          1,387,515
                                                                      ----------         ----------

GROSS PROFIT                                                           1,085,692          1,295,226

OPERATING EXPENSES:
     Selling                                                             341,631            272,735
     General and administrative                                          512,628            524,401
     Research, engineering, and technical support                        102,479            112,128
                                                                      ----------         ----------
                                                                         956,738            909,264
                                                                      ----------         ----------

OPERATING INCOME                                                         128,954            385,962

CORPORATE JOINT VENTURES AND EUROPEAN
        HOLDING COMPANY:
     Equity in income of corporate joint ventures and European
        holding company                                                  177,803            114,145
     Fees for technical assistance to corporate joint ventures           594,713            466,821
     Corporate joint ventures expense                                   (139,849)          (185,638)
                                                                      ----------         ----------
                                                                         632,667            395,328

INTEREST INCOME                                                           16,022             32,716
                                                                      ----------         ----------

INCOME BEFORE INCOME TAXES                                               777,643            814,006

INCOME TAXES                                                             220,000            250,000
                                                                      ----------         ----------

NET INCOME                                                            $  557,643         $  564,006
                                                                      ==========         ==========

NET INCOME PER SHARE:
     Basic                                                            $      .14         $      .13
                                                                      ==========         ==========
     Diluted                                                          $      .14         $      .13
                                                                      ==========         ==========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
     Basic                                                             3,856,408          4,194,464
                                                                      ==========         ==========
     Diluted                                                           3,900,463          4,284,746
                                                                      ==========         ==========

See notes to financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED NOVEMBER 30, 1998 AND 1997
----------------------------------------------------------------------------------------------------------------------

                                                                                                1998           1997

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                             $  557,643     $  564,006
     Adjustments to reconcile net income to net cash provided by
            (used in) operating activities:
        Depreciation                                                                            31,275         29,700
        Equity in income of corporate joint ventures and European
            holding company                                                                   (177,803)      (114,145)
        Change in current assets and liabilities:
            Receivables:
                Trade                                                                         (147,811)      (254,599)
                Corporate joint ventures                                                      (194,409)          (563)
            Income tax receivable                                                              (20,363)            -
            Inventories                                                                        137,782        (58,923)
            Prepaid expenses and other                                                          10,741        (10,690)
            Accounts payable                                                                   (62,706)         7,511
            Income taxes payable                                                               (66,416)      (281,095)
            Accrued liabilities                                                                 17,725        (28,686)
                                                                                            ----------     ----------
                Total adjustments                                                             (471,985)      (711,490)
                                                                                            ----------     ----------
                Net cash provided by (used in) operating activities                             85,658       (147,484)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Investment in corporate joint ventures                                                    (20,509)       (79,311)
     Additions to property                                                                     (31,231)       (36,291)
     Decrease (increase) in other assets                                                        13,409        (22,000)
                                                                                            ----------     ----------
                Net cash used in investing activities                                          (38,331)      (137,602)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repurchase of common stock                                                                     -        (672,206)
     Issuance of common stock                                                                   90,531         21,774
                                                                                            ----------     ----------
                Net cash provided by (used in) financing activities                             90,531       (650,432)
                                                                                            ----------     ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                           137,858       (935,518)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                             2,200,490      3,945,567
                                                                                            ----------     ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                  $2,338,348     $3,010,049
                                                                                            ==========     ==========

See notes to financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED NOVEMBER 30, 1998 AND 1997
-------------------------------------------------------------------------------

1.        INTERIM FINANCIAL INFORMATION

          In the opinion of management, the accompanying unaudited financial statements contain all necessary adjustments, which are of a normal recurring nature, to present fairly the financial position of Northern Technologies International Corporation as of November 30, 1998 and the results of its operations and its cash flows for the three months ended November 30, 1998 and 1997, in conformity with generally accepted accounting principles.

          These financial statements should be read in conjunction with the financial statements and related notes as of and for the year ended August 31, 1998 contained in the Company's filing on Form 10-KSB dated November 20, 1998 and with Management's Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 7 through 10 of this quarterly report.

          Certain fiscal year 1998 amounts have been reclassified to conform to fiscal year 1999 presentations. These classification had no effect on stockholders' equity, sales, or net income as previously reported.

2.        COMPREHENSIVE INCOME

          Effective September 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME, which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as all changes in stockholders' equity except those resulting from investments by and distributions to owners. Annual financial statements for prior periods will be reclassified as required. The Company's total comprehensive incomes were as follows:

                                                        Three Months Ended
                                                            November 30
                                                       1998             1997

          Net income                                 $557,643         $564,006
          Other comprehensive income (loss)           117,265          (51,464)
                                                     --------         --------
          Total comprehensive income                 $674,908         $512,542
                                                     ========         ========

3.        INVENTORIES

          Inventories consist of the following:

                                                   November 30,      August 31,
                                                       1998             1997

          Production materials                       $168,971         $163,177
          Work in process                              47,491           32,334
          Finished goods                              615,276          774,009
                                                     --------         --------
                                                     $831,738         $969,520
                                                     ========         ========

4.        PROPERTY AND EQUIPMENT

          Property and equipment consist of the following:

                                              November 30,       August 31,
                                                 1998               1998

          Land                                $  246,097        $  246,097
          Buildings and improvements           1,077,670         1,077,670
          Machinery and equipment                705,233           674,002
                                              ----------        ----------
                                               2,029,000         1,997,769
          Less accumulated depreciation        1,074,034         1,042,759
                                              ----------        ----------
                                              $  954,966        $  955,010
                                              ==========        ==========

5.        INVESTMENT IN CORPORATE JOINT VENTURES

          During the three months ended November 30, 1998, the Company invested an additional $20,509 in an existing foreign joint venture.

6.        STOCKHOLDERS' EQUITY

          During the three months ended November 30, 1998, stock options for the purchase of 25,907 shares of the Company's common stock were exercised at prices between $3.00 and $12.00 per share.

7.        SUPPLEMENTAL CASH FLOW INFORMATION

          During the three months ended November 30, 1998, the Company declared a cash dividend of $.15 per share payable on December 18, 1998 to shareholders of record on December 4, 1998.

          During the three months ended November 30, 1997, the Company declared a cash dividend of $.15 per share payable on December 15, 1997 to shareholders of record on December 1, 1997.

8.        INCOME PER SHARE

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

SALES - Net sales decreased by $527,346 during the first quarter of fiscal 1999 from those in the first quarter of fiscal 1998. This decrease was due to a decrease in demand for corrosion inhibiting products.

COST OF SALES - Cost of goods sold as a percentage of net sales was 50% for the first quarter of fiscal 1999 compared to 52% for the first quarter of fiscal 1998. The variation is primarily due to the mix of product sales.

OPERATING EXPENSES - As a percentage of sales, total operating expenses increased from 34% in the first quarter of fiscal 1998 to 44% in the first quarter of fiscal 1999.

Operating expense classification percentages of sales were as follows:

                                                             Three Months Ended
                                                                  November 30
                                                             1998          1997

          Selling                                             16%           10%
          General and administrative                          24%           20%
          Research, engineering, and technical support         4%            4%

Selling expenses increased for the first three months of fiscal 1999 as compared to the same period in 1998 due primarily to increases in distributor commissions, product promotion, and travel expense. Selling expenses as a percentage of sales increased for the three months ended November 30, 1998 as compared to the same period in fiscal 1998 due to the decrease in sales in fiscal 1999 and the increase in fiscal 1999 selling expenses.

General and administrative expenses decreased for the first three months of fiscal 1999 as compared to the same period in 1998 due primarily to decreases in salary expense and travel expense. General and administrative expenses as a percentage of sales increased for the three months ended November 30, 1998 as compared to the same period in fiscal 1998 due to the decrease in sales in fiscal 1999 not being fully offset by the decrease in fiscal 1999 general and administrative expenses.

Research, engineering and technical support expenses for the first three months of fiscal 1999 were lower than the comparable period in fiscal 1998 due primarily to decreases in staff salaries and supplies. Such expenses, as a percentage of sales, were substantially unchanged for the first three months of fiscal 1999 as compared to the same period in fiscal 1998.

CORPORATE JOINT VENTURES AND EUROPEAN HOLDING COMPANY - Net earnings from corporate joint ventures and European holding company increased in the first three months of fiscal 1999 to $632,667 from $395,328 in the first three months of fiscal 1998. This net increase is due to the weakening of the U.S. dollar when compared to the local currencies of the Company's corporate joint ventures, increased sales of the corporate joint ventures, and lower travel and legal expenses incurred by the Company in its corporate joint ventures and in establishing new corporate joint ventures.

INCOME TAXES - Income tax expense for the three months ended November 30, 1998 and 1997 was calculated based upon management's estimate of the annual effective rates. The effective income tax rates for fiscal 1999 and 1998 is lower than the statutory rate primarily due to equity in income of joint ventures being recognized on an after tax basis for these entities. To the extent the joint ventures' undistributed earnings are distributed to the Company, it does not result in any material additional income tax liability after the application of foreign tax credits.

LIQUIDITY AND CAPITAL RESOURCES

At November 30, 1998, the Company's working capital was $4,461,636, including $2,338,348 in cash and cash equivalents, compared to working capital of $4,567,334 including cash and cash equivalents of $2,200,490 as of August 31, 1998.

Net cash provided from past operations has been sufficient to meet liquidity requirements, capital expenditures, research and development costs and expansion of operations of the Company's joint ventures. Cash flows from operations for the three months ended November 30, 1998 was $85,658. The net cash flow from operations for the three months ended November 30, 1998 resulted principally from net income and a decrease in inventories offset by equity income of corporate joint ventures and European holding company and increases in receivables. Cash flows used in operations for the three months ended November 30, 1997 was $147,484. The net cash flow used in operations for the three months ended November 30, 1997 was principally from an increase in trade receivables, a decrease in income taxes payable, and equity in income of corporate joint ventures and European holding company partially offset by net income.

Cash used in investing activities for the three months ended November 30, 1998 was $38,331, which resulted from investments in corporate joint ventures and additions to property partially offset by decreases in other assets. Cash used in investing activities for the three months ended November 30, 1997 was $137,602, which resulted principally from additions to property and investments in corporate joint ventures.

Cash provided by financing activities for the three months ended November 30, 1998 was $90,531, which resulted from payments received from the exercise of stock options. Cash used in financing activities for the three months ended November 30, 1997 was $650,432, which resulted from the purchase of common stock for $672,206 partially offset by $21,774 from the exercise of stock options.

The Company expects to meet future liquidity requirements with its existing cash and cash equivalents and from cash flows of future operating earnings and distributions of earnings and technical assistance fees from the corporate joint venture investments.

The Company has no long-term debt and no material lease commitments at November 30, 1998.

The Company has no postretirement benefit plan and does not anticipate establishing any post retirement benefit program.

IMPACT OF YEAR 2000

Computer programs have historically been written to abbreviate dates by using two digits instead of four digits to identify a particular year. The so-called "year 2000 problem" or "millennium bug" is the inability of computer software or hardware (collectively, Systems) to recognize or properly process dates ending in "00" and dates after the year 2000. Significant attention is being focused as the year 2000 approaches on updating or replacing such Systems in order to avoid System failures, miscalculations or business interruptions that might otherwise result. The Company believes it is taking the steps necessary to insure that this potential problem does not adversely affect the Company's operating results in the future, and is continuing the as-yet incomplete assessment of the impact of the year 2000 problem on the Company.

The Company has taken, and will continue to take, actions intended to minimize the impact of the year 2000 problem and maximize the Company's state of readiness for the year 2000. However, it is impossible to eliminate year-2000 risks entirely. Unfortunately, there is no single test that can be used to conclusively determine whether Systems are year-2000 compliant. To the contrary, the technology community identifies additional potential year 2000 risks regularly. Also impeding year-2000 testing is the high degree of integration between various Systems and the difficulty in conducting full-scale live testing. Consequently, interrelated Systems believed secure in a test environment could conceivably fail when operating together under real-time workloads.

The Company's state of readiness for the year 2000, the Company's estimated costs associates with year-2000 issues, the risks the Company faces associated with year-2000 issues and the Company's year-2000 contingency plans are summarized below.

STATE OF READINESS - All major internal information technology (IT) systems have been replaced. Year-2000 issues were addressed when selecting and implementing these new systems, and the Company believes they are year-2000 compliant. The Company has also reviewed its major non-IT systems, including hardware, software, phone and security systems, and the Company believes they are year-2000 compliant. The Company anticipates continuing to invest in IT and non-IT technology to accommodate the Company's future growth, and the Company expects these investments and upgrades to be year-2000 compliant. The Company is currently implementing a testing program of its other various Systems, and expects to substantially complete this testing before August 31, 1999. The Company is in the process of reviewing the year-2000 readiness of the corporate joint ventures.

COSTS ASSOCIATED WITH YEAR-2000 ISSUES - Until the Company completes its System testing, it will be unable to quantify the total expected costs associated with year-2000 issues. The Company believes that these costs will not have a material adverse effect on the Company's business, financial condition, results of operations and cash flows. The total amount the Company has expended on year-2000 issues through November 30, 1998 was approximately $20,000. The Company anticipates that future costs associated with year-2000 issues will be financed with cash flows from operations.

RISKS ASSOCIATED WITH YEAR-2000 ISSUES - The Company is dependent on computer processing in its business activities and the year-2000 problem creates the risk of unforeseen problems in the Company's Systems and the Systems of third parties with whom the Company does business. The failure of the Company's Systems and/or third parties' Systems could have a material adverse effect on the Company's results of operations, liquidity, and financial condition. Due to the general uncertainty inherent in the year-2000 problem, resulting in part from the uncertainty of the year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of year 2000 failures will have a material impact on the Company's results of operations, liquidity, or financial condition. The Company believes that it may need to temporarily reduce its operations if third party suppliers are not year-2000 compliant. The Company is also unable at this time to determine what the reasonably likely worst case year-2000 scenario is for the Company.

CONTINGENCY PLANS - The Company has not yet developed specific contingency plans for the millennium bug because its assessment of year-2000 issues is incomplete. The Company plans on developing, to the extent practicable, a business interruption contingency plan to address internal and external issues specific to the year-2000 problem before August 31, 1999. However, the Company believes that due to the widespread nature of the year-2000 problem, the contingency planning process is an ongoing one which will require modifications as the Company obtains additional information regarding the Company's internal systems and equipment and the status of third-party year-2000 readiness.

EURO CURRENCY ISSUE

On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their respective existing currencies and the Euro and to adopt the Euro as their common legal currency on that date (the Euro Conversion). Following the Euro Conversion, however, the previously existing currencies of the participating countries are scheduled to remain legal tender in the participating countries between January 1, 1999 and January 2002. During this transition period, public and private parties may pay for goods and services using either the Euro or the previously existing currencies. Beginning January 1, 2002, the participating countries will issue new Euro-denominated bills and coins for use in cash transactions. No later than July 1, 2002, the participating countries will withdraw all bills and coins denominated in the previously existing currencies making Euro Conversion complete.

The Company and the corporate joint ventures have been evaluating the potential impact the Euro Conversion and the Euro currency may have on their results of operations, liquidity or financial condition. The Company has determined that expected costs for compliance will not be material to its results of operations, liquidity, financial condition or capital expenditures. Significant noncompliance by the Company's corporate joint ventures and their customers or suppliers could adversely impact the Company's results of operations, liquidity or financial condition. To date, the Euro Conversion has not had a material impact on the overall business operations of the Company. However, there can be no assurance that the Euro Conversion will not have a material impact on the overall business operations of the Company in the future.

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

                                NORTHERN TECHNOLOGIES
                                INTERNATIONAL CORPORATION




January 12, 1999                /s/ Loren M. Ehrmanntraut
                                -----------------------------------------------
                                Loren M. Ehrmanntraut
                                Chief Financial Officer and Corporate Secretary