Form 10QSB
period 1999-02-28
NORTHERN TECHNOLOGIES INTERNATIONAL CORP
filed 1999-04-13
CIK 875582

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


               Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934


For the Quarterly Period Ended:                           Commission File Number
      February 28, 1999                                           1-11038

                 NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
             (Exact name of registrant as specified in its charter)

         Delaware                                        41-0857886
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

                             YES __X__     NO _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                               Outstanding as of March 31, 1999
Common Stock, $.02 par value                                3,862,792


                                             "This document consists of __14__
                                             pages. One exhibit is being filed."

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

BALANCE SHEETS (UNAUDITED)
---------------------------------------------------------------------------------------------------------------------------

                                                                             FEBRUARY 28,      AUGUST 31,      FEBRUARY 28,
                                                                                1999              1998             1998
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                               $  1,418,410     $  2,200,490     $  2,732,485
     Receivables:
        Trade, less allowance for doubtful accounts of $32,000,
            $25,000, and $25,000, respectively                                  1,332,697        1,042,428        1,470,136
        Corporate joint ventures                                                  451,799          352,164          399,715
        Income taxes                                                              102,047               --               --
     Inventories                                                                  792,627          969,520          885,302
     Prepaid expenses and other                                                    41,361          118,259          119,737
     Deferred income taxes                                                        230,000          230,000          240,000
                                                                             ------------     ------------     ------------
                Total current assets                                            4,368,941        4,912,861        5,847,375

PROPERTY AND EQUIPMENT, net                                                     1,104,191          955,010          996,964

OTHER ASSETS:
     Investments in corporate joint ventures                                    3,298,178        2,754,165        2,308,965
     Investment in European holding company                                       249,510          247,869          264,430
     Deferred income taxes                                                        120,000          120,000          130,000
     Other                                                                        515,397          357,106          603,952
                                                                             ------------     ------------     ------------
                                                                                4,183,085        3,479,140        3,307,347
                                                                             ------------     ------------     ------------
                                                                             $  9,656,217     $  9,347,011     $ 10,151,686
                                                                             ============     ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                        $     78,933     $    156,604     $    106,368
     Income taxes                                                                      --           66,416           18,522
     Accrued liabilities:
        Payroll                                                                    59,150            3,132          114,500
        Other                                                                      78,943          119,375          186,279
                                                                             ------------     ------------     ------------
                Total current liabilities                                         217,026          345,527          425,669

DEFERRED GROSS PROFIT                                                             120,000          120,000          118,000

STOCKHOLDERS' EQUITY:
     Preferred stock, no par value, authorized 10,000 shares, none issued
     Common stock, $.02 par value per share; authorized
        10,000,000 shares; issued and outstanding 3,863,759
        3,847,452, and 4,128,290, respectively                                     77,275           76,949           82,566
     Additional paid-in capital                                                 4,547,821        4,477,167        5,031,368
     Retained earnings                                                          5,158,206        4,850,696        4,990,203
     Cumulative foreign currency translation adjustments                         (334,304)        (393,521)        (366,313)
                                                                             ------------     ------------     ------------
                                                                                9,448,998        9,011,291        9,737,824
     Notes and related interest receivable from purchase of
        common stock                                                             (129,807)        (129,807)        (129,807)
                                                                             ------------     ------------     ------------
                    Total stockholders' equity                                  9,319,191        8,881,484        9,608,017
                                                                             ------------     ------------     ------------
                                                                             $  9,656,217     $  9,347,011     $ 10,151,686
                                                                             ============     ============     ============

See notes to financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

STATEMENTS OF INCOME (UNAUDITED)
------------------------------------------------------------------------------------------------------
                                              THREE MONTHS ENDED                SIX MONTHS ENDED
                                          ----------------------------    ----------------------------
                                          FEBRUARY 28,    FEBRUARY 28,    FEBRUARY 28,    FEBRUARY 28,
                                              1999            1998            1999            1998
SALES                                     $ 2,005,873     $ 2,532,443     $ 4,161,268     $ 5,215,184

COST OF GOODS SOLD                            978,486       1,241,662       2,048,189       2,629,177
                                          -----------     -----------     -----------     -----------

GROSS PROFIT                                1,027,387       1,290,781       2,113,079       2,586,007

OPERATING EXPENSES:
   Selling                                    383,363         346,960         724,994         619,695
   General and administrative                 322,981         430,364         835,609         954,765
   Research, engineering, and
      technical support                       160,019         135,847         262,498         247,975
                                          -----------     -----------     -----------     -----------
                                              866,363         913,171       1,823,101       1,822,435
                                          -----------     -----------     -----------     -----------

OPERATING INCOME                              161,024         377,610         289,978         763,572

CORPORATE JOINT VENTURES AND
      EUROPEAN HOLDING COMPANY:
   Equity in income of corporate joint
      ventures and European holding
      company                                   3,866          99,883         181,669         214,028
   Fees for technical assistance to
      corporate joint ventures                566,682         371,479       1,161,395         838,300
   Corporate joint venture expense           (171,221)       (114,635)       (311,070)       (300,273)
                                          -----------     -----------     -----------     -----------
                                              399,327         356,727       1,031,994         752,055

INTEREST INCOME                                19,927          54,591          35,949          87,307
                                          -----------     -----------     -----------     -----------

INCOME BEFORE INCOME TAXES                    580,278         788,928       1,357,921       1,602,934

INCOME TAXES                                  205,000         250,000         425,000         500,000
                                          -----------     -----------     -----------     -----------

NET INCOME                                $   375,278     $   538,928     $   932,921     $ 1,102,934
                                          ===========     ===========     ===========     ===========

NET INCOME PER COMMON SHARE:
   Basic                                  $       .10     $       .13     $       .24     $       .26
                                          ===========     ===========     ===========     ===========
   Diluted                                $       .10     $       .13     $       .24     $       .26
                                          ===========     ===========     ===========     ===========

WEIGHTED AVERAGE COMMON SHARES
      ASSUMED OUTSTANDING:
   Basic                                    3,871,863       4,143,451       3,864,093       4,169,098
                                          ===========     ===========     ===========     ===========
   Diluted                                  3,911,779       4,219,147       3,886,120       4,252,088
                                          ===========     ===========     ===========     ===========

See notes to financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

STATEMENTS OF CASH FLOWS (UNAUDITED)
-------------------------------------------------------------------------------------------

                                                                     SIX MONTHS ENDED
                                                               ----------------------------
                                                               FEBRUARY 28,    FEBRUARY 28,
                                                                   1999            1998
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                  $   932,921     $ 1,102,934
   Adjustments to reconcile net income to net cash provided
         by operating activities:
      Depreciation                                                  68,950          59,400
      Equity income of corporate joint ventures
         and European holding company                             (181,669)       (214,028)
      Dividends received from corporate joint ventures              10,292         284,461
      Change in current assets and liabilities:
         Receivables:
            Trade                                                 (290,269)       (305,476)
            Joint ventures                                         (99,635)        117,836
            Income taxes                                          (102,047)             --
         Inventories                                               176,893         (43,684)
         Prepaid expenses and other                                126,207           1,051
         Accounts payable                                          (77,671)        (56,109)
         Income taxes                                              (66,416)       (358,345)
         Accrued liabilities                                        15,586        (119,879)
                                                               -----------     -----------
               Total adjustments                                  (419,779)       (634,773)
                                                               -----------     -----------
               Net cash provided by operating activities           513,142         468,161

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in corporate joint ventures                        (522,660)        (79,311)
   Additions to property                                          (218,131)        (94,036)
   Increase in other assets                                             --         (22,000)
                                                               -----------     -----------
               Net cash used in investing activities              (740,791)       (195,347)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options                          95,573          51,497
   Repurchase of common stock                                      (68,900)       (915,595)
   Dividends paid                                                 (581,104)       (621,798)
                                                               -----------     -----------
               Net cash used in financing activities              (554,431)     (1,485,896)
                                                               -----------     -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                         (782,080)     (1,213,082)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 2,200,490       3,945,567
                                                               -----------     -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $ 1,418,410     $ 2,732,485
                                                               ===========     ===========

See notes to financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1.        INTERIM FINANCIAL INFORMATION

          In the opinion of management, the accompanying unaudited financial statements contain all necessary adjustments, which are of a normal recurring nature, to present fairly the financial position of Northern Technologies International Corporation as of February 28, 1999 and 1998, the results of operations for the three and six months ended February 28, 1999 and 1998, and the cash flows for the six months ended February 28, 1999 and 1998, in conformity with generally accepted accounting principles.

          These financial statements should be read in conjunction with the financial statements and related notes as of and for the year ended August 31, 1998 contained in the Company's filing on Form 10-KSB dated November 20, 1998 and with Management's Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 8 through 11 of this quarterly report.

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

                                                    Three Months Ended               Six Months Ended
                                                       February 28                     February 28
                                               ---------------------------     --------------------------
                                                   1999            1998            1999           1998
          Net income                           $   375,278     $   538,928     $   932,921    $ 1,102,934
          Other comprehensive (loss) income        (58,048)        (62,258)         59,217       (113,722)
                                               -----------     -----------     -----------    -----------
          Total comprehensive income           $   317,230     $   476,670     $   992,138    $   989,212
                                               ===========     ===========     ===========    ===========

3.        INVENTORIES

          Inventories consist of the following:

                                        February 28,   August 31,   February 28,
                                            1999          1998         1998

          Production materials          $  154,563    $  163,177    $  419,147
          Work in process                   31,681        32,334       219,800
          Finished goods                   606,383       774,009       246,355
                                        ----------    ----------    ----------
                                        $  792,627    $  969,520    $  885,302
                                        ==========    ==========    ==========

4.        PROPERTY AND EQUIPMENT

          Property and equipment consist of the following:

                                         February 28,  August 31,   February 28,
                                             1999         1998         1998

          Land                           $  246,097    $  246,097   $  246,097
          Buildings and improvements      1,083,964     1,077,670    1,077,670
          Machinery and equipment           885,839       674,002      657,229
                                         ----------    ----------   ----------
                                          2,215,900     1,997,769    1,980,996
          Less accumulated depreciation   1,111,709     1,042,759      984,032
                                         ----------    ----------   ----------
                                         $1,104,191    $  955,010   $  996,964
                                         ==========    ==========   ==========

5.        INVESTMENTS IN CORPORATE JOINT VENTURES

          During the six months ended February 28, 1999, the Company invested an additional $522,660 in existing foreign joint ventures.

6.        STOCKHOLDERS' EQUITY

          During the six months ended February 28, 1999, the Company purchased and retired 10,600 shares of common stock for $68,900.

          In November 1998, the Company declared a cash dividend of $.15 per share payable on December 18, 1998 to shareholders of record on December 4, 1998.

          During the six months ended February 28, 1999, stock options for the purchase of 26,907 shares of the Company's common stock were exercised at prices between $3.00 and $12.00 per share.

7.        NET INCOME PER SHARE

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

SALES - Net sales decreased by $526,570 or 21% during the second quarter of 1999 from those of the second quarter of 1998. Net sales decreased by $1,053,916 or 20% during the six months ended February 28, 1999 compared to the six months ended February 28, 1998. These changes in sales are due to a decrease in demand for corrosion inhibiting products. There has been no change in product pricing, introduction of new products, or entry into any particular new markets.

COST OF SALES - Cost of goods sold as a percentage of net sales was 49% for the second quarter of 1999 and 1998. The cost of goods sold percentage of net sales was 49% and 50% for the six months ended February 28, 1999 and 1998, respectively. Variations are due primarily to the mix of product sales.

OPERATING EXPENSES - As a percentage of net sales, total operating expenses increased to 43% in the second quarter of fiscal 1999 from 36% in the second quarter of fiscal 1998. Operating expenses were 44% of net sales for the six months ended February 28, 1999 and 35% for the six months ended February 28, 1998.

Operating expense classification percentages of net sales were as follows:

                                      Three Months Ended                Six Months Ended
                                 -----------------------------    -----------------------------
                                 February 28,     February 28,    February 28,     February 28,
                                     1999             1998            1999             1998
Selling expense                      19%              14%             18%               12%
General and administrative           16               17              20                18
Research, engineering, and
   technical support                  8                5               6                 5

Selling expenses increased during the second quarter of fiscal 1999 as compared to the same period in fiscal 1998 due primarily to increases in product promotion, distributor commissions and travel expenses. These same factors account for the increase in the selling expense for the six months ended February 28, 1999 over the same period in fiscal 1998. Selling expenses as a percentage of net sales increased for the quarter and six months ended February 28, 1999 as compared to the same periods in fiscal 1998 due to the decreased in sales in fiscal 1999 and an increase in fiscal 1999 selling expenses.

General and administrative expenses decreased during the second quarter of fiscal 1999 as compared to the same period in fiscal 1998 due primarily to decreases in salary expense and travel expense. These same factors account for the decrease in the general and administrative expenses for the six months ended February 28, 1999 over the same period in fiscal 1998. General and administrative expenses as a percentage of net sales were substantially unchanged for the quarters ended February 28, 1999 and 1998. General and administrative expenses as a percentage of net sales increased for the six months ended

February 28, 1999, as compared to the same period in fiscal 1998 due to the decreased in sales in fiscal 1999 not being fully offsetting by the decreased fiscal 1999 general and administrative expenses.

Research, engineering, and technical support expenses increased during the second quarter of fiscal 1999 as compared to the same period in fiscal 1998 due primarily to an increase in independent consulting services for product development partially offset by decreases in staff salaries and supplies. These same factors account for the increase in research, engineering, and technical support expenses for the six months ended February 28, 1999 over the same period in fiscal 1998. Such expenses, as a percentage of sales increased for the quarter and six months ended February 28, 1999 as compared to the same period in fiscal 1998 due to the decrease in sales and an increase in fiscal 1999 research, engineering, and technical support.

CORPORATE JOINT VENTURES AND EUROPEAN HOLDING COMPANY - Net earnings from corporate joint ventures and European holding company were $399,327 and $1,031,994 for the three and six months ended February 28, 1999, respectively, compared to $356,727 and $752,055 for the three and the six months ended February 28, 1998. This net increase is due to the weakening of the U.S. dollar when compared to the local currencies of the Company's corporate joint ventures and increased sales volume at certain of the Company's joint ventures.

INCOME TAXES - Income tax expense for the three and six months ended February 28, 1999 and 1998 was calculated based on management's estimate of the Company's annual effective income tax rate. The Company's effective income tax rate for fiscal 1999 and 1998 is lower than the statutory rate primarily due to the Company's equity in income of corporate joint ventures and European holding company being recognized based on after tax earnings of these entities. To the extent joint venture's undistributed earnings are distributed to the Company, it does not result in any material additional income tax liability after the application of foreign tax credits.

LIQUIDITY AND CAPITAL RESOURCES

At February 28, 1999, the Company's working capital was $4,151,915, including $1,418,410 in cash and cash equivalents, compared to working capital of $4,567,334 and $5,421,706 as of August 31, 1998 and February 28, 1998,
respectively.

Net cash provided from operations has been sufficient to meet liquidity requirements, capital expenditures, research and development cost, and expansion of operations of the Company's joint ventures. Cash flows from operations for the six months ended February 28, 1999 and 1998 was $513,142 and $468,161, respectively. The net cash flow from operations for the six months ended February 28, 1999 and 1998 resulted principally from net income and corporate joint venture dividends offset by equity income of corporate joint ventures and European holding company, increased trade receivables, and income tax payments.

Net cash used in investing activities for the six months ended February 28, 1998 was $740,791 which resulted from additional investments in existing corporate joint ventures and additions to property. Net cash used in investing activities for the six months ended February 28, 1998 was $195,347 which resulted from investments in corporate joint ventures, additions to property and other assets.

Net cash used in financing activities for the six months ended February 28, 1999 was $554,431 which resulted from the payment of dividends to stockholders of $581,104 and the repurchase of common stock of $68,900 offset by proceeds from the exercise of stock options of $95,573. Net cash used in financing activities for the six months ended February 28, 1998 resulted from the payment of dividends to stockholders of $621,798 and the repurchase of common stock of $915,595 offset by proceeds of $51,497 from the exercise of stock options.

The Company expects to meet future liquidity requirements with its existing cash and cash equivalents and from cash flows of future operating earnings and distributions of earnings and technical assistance fees from the corporate joint venture investments.

The Company has no long-term debt and no material lease commitments at February 28, 1999.

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

COSTS ASSOCIATED WITH YEAR-2000 ISSUES - Until the Company completes its System testing, it will be unable to quantify the total expected costs associated with year-2000 issues. The Company believes that these costs will not have a material adverse effect on the Company's business, financial condition, results of operations and cash flows. The total amount the Company has expended on year-2000 issues through February 28, 1999 was approximately $25,000. The Company anticipates that future costs associated with year-2000 issues will be financed with cash flows from operations.

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

None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company (Annual Meeting) was held on February 19, 1999. The following matters were voted on and approved by the Company's stockholders at the Annual Meeting. The tabulation of votes with respect to each of the following matters voted on at the Annual Meeting is set forth as follows:

1.    ELECTION OF DIRECTORS:

                                       For           Against       Abstain

      Sidney Dworkin                3,547,635         8,800         12,554
      Vincent J. Graziano           3,555,153         1,282         12,554
      Gerhard Hahn                  3,555,585           850         12,554
      Dr. Donald A. Kubik           3,554,997         1,438         12,554
      Richard G. Lareau             3,548,135         8,300         12,554
      Philip M. Lynch               3,547,897         8,538         12,554
      Haruhiko Rikuta               3,554,553         1,882         12,554
      Dr. Milan R. Vukcevich        3,555,585           850         12,554

2.    APPOINTMENT OF DELOITTE & TOUCHE LLP AS INDEPENDENT AUDITORS.

      The appointment of Deloitte & Touche LLP as independent auditors of the Company for the fiscal year ending August 31, 1999 was ratified. Total votes cast:

          For          3,521,735
          Against          2,350
          Abstain         44,904

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


April 13, 1999

                                 /s/ Loren M. Ehrmanntraut
                                 -----------------------------------------------
                                 Loren M. Ehrmanntraut
                                 Chief Financial Officer and
                                   Corporate Secretary