Form 10QSB
period 1999-05-31
NORTHERN TECHNOLOGIES INTERNATIONAL CORP
filed 1999-07-13
CIK 875582

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


               Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934


For the Quarterly Period Ended:                          Commission File Number
            May 31, 1999                                         1-11038

                 NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
             (Exact name of registrant as specified in its charter)

           Delaware                                   41-0857886
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

                     YES        X                NO
                          -------------                 -------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                     Outstanding as of July 8, 1999
     Common Stock, $.02 par value                     3,887,658


                                           "This document consists of thirteen
                                           pages.  One exhibit is being filed."

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

BALANCE SHEETS (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------

                                                                         MAY 31,        AUGUST 31,       MAY 31,
                                                                          1999             1998            1998
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                          $  1,936,413    $  2,200,490     $  2,271,720
   Receivables:
      Trade, less allowance for doubtful accounts of $16,000,
         $25,000, and $26,000, respectively                              1,396,717       1,042,428        1,322,791
      Corporate joint ventures                                             597,749         352,164          436,598
      Income taxes                                                              -               -            98,356
   Inventories                                                             811,224         969,520          823,300
   Prepaid expenses and other                                               45,612         118,259           66,468
   Deferred income taxes                                                   230,000         230,000          240,000
                                                                      ------------    ------------     ------------
            Total current assets                                         5,017,715       4,912,861        5,259,233

PROPERTY AND EQUIPMENT, net                                              1,095,316         955,010          979,191

OTHER ASSETS:
   Investments in corporate joint ventures                               3,396,986       2,754,165        2,548,827
   Investment in European holding company                                  249,510         247,869          257,146
   Deferred income taxes                                                   120,000         120,000          130,000
   Other                                                                   510,207         357,106          603,952
                                                                      ------------    ------------     ------------
                                                                         4,276,703       3,479,140        3,539,925
                                                                      ------------    ------------     ------------
                                                                      $ 10,389,734    $  9,347,011     $  9,778,349
                                                                      ============    ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                   $     85,253    $    156,604     $    191,728
   Income taxes                                                             89,905          66,416                -
   Accrued liabilities:
      Payroll                                                               59,150           3,132          170,750
      Other                                                                130,976         119,375          174,596
                                                                      ------------    ------------     ------------
            Total current liabilities                                      365,284         345,527          537,074

DEFERRED GROSS PROFIT                                                      120,000         120,000          118,000

STOCKHOLDERS' EQUITY:
   Preferred stock, no par value, authorized 10,000 shares, none issued Common stock, $.02 par value per share; authorized
      10,000,000 shares; issued and outstanding 3,865,792
      3,847,452, and 3,999,030, respectively                                77,316          76,949           79,981
   Additional paid-in capital                                            4,568,190       4,477,167        4,775,886
   Retained earnings                                                     5,813,541       4,850,696        4,778,490
   Cumulative foreign currency translation adjustments                    (424,790)       (393,521)        (381,275)
                                                                      ------------    ------------     ------------
                                                                        10,034,257       9,011,291        9,253,082
   Notes and related interest receivable from purchase of
      common stock                                                        (129,807)       (129,807)        (129,807)
                                                                      ------------    ------------     ------------
               Total stockholders' equity                                9,904,450       8,881,484        9,123,275
                                                                      ------------    ------------     ------------
                                                                      $ 10,389,734    $  9,347,011     $  9,778,349
                                                                      ============    ============     ============

See notes to financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

-------------------------------------------------------------------------------------------------------------------
STATEMENTS OF INCOME (UNAUDITED)

                                                        THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                              MAY 31                            MAY 31
                                                 --------------------------------   -------------------------------
                                                      1999              1998             1999             1998

SALES                                            $   2,442,319    $    2,607,271    $   6,603,587   $    7,822,455

COST OF GOODS SOLD                                   1,249,527         1,268,043        3,297,716        3,897,220
                                                 -------------    --------------    -------------   --------------

GROSS PROFIT                                         1,192,792         1,339,228        3,305,871        3,925,235

OPERATING EXPENSES:
   Selling                                             358,915           317,926        1,083,909          937,621
   General and administrative                          466,609           376,765        1,302,218        1,331,530
   Research, engineering, and technical support        112,202           132,184          374,700          380,159
                                                 -------------    --------------    -------------   --------------
                                                       937,726           826,875        2,760,827        2,649,310
                                                 -------------    --------------    -------------   --------------

OPERATING INCOME                                       255,066           512,353          545,044        1,275,925

CORPORATE JOINT VENTURES AND
     EUROPEAN HOLDING COMPANY:
   Equity in income of corporate
     joint ventures and European
     holding company                                   189,294           147,540          370,963          361,568
   Fees for technical assistance to
     corporate joint ventures                          651,975           477,085        1,813,370        1,315,385
   Corporate joint venture expense                    (206,416)         (145,754)        (517,486)        (446,027)
                                                 -------------    --------------    -------------   --------------
                                                       634,853           478,871        1,666,847        1,230,926

INTEREST INCOME                                         17,155            21,551           53,104          108,858
                                                 -------------    --------------    -------------   --------------

INCOME BEFORE INCOME TAXES                             907,074         1,012,775        2,264,995        2,615,709

INCOME TAXES                                           245,000           320,000          670,000          820,000
                                                 -------------    --------------    -------------   --------------

NET INCOME                                       $     662,074    $      692,775    $   1,594,995   $    1,795,709
                                                 =============    ==============    =============   ==============

NET INCOME PER COMMON SHARE:
   Basic                                         $         .17    $          .17    $         .41   $          .44
                                                 =============    ==============    =============   ==============
   Diluted                                       $         .17    $          .17    $         .41   $          .43
                                                 =============    ==============    =============   ==============

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING:
     Basic                                           3,863,446         4,041,299        3,863,875        4,126,018
                                                 =============    ==============    =============   ==============
     Diluted                                         3,924,514         4,111,299        3,912,221        4,181,344
                                                 =============    ==============    =============   ==============

See notes to financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

STATEMENTS OF CASH FLOWS (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------

                                                                                          NINE MONTHS ENDED
                                                                                               MAY 31
                                                                                -----------------------------------
                                                                                      1999               1998

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                    $    1,594,995    $     1,795,709
   Adjustments to reconcile net income to net cash provided
       by operating activities:
     Depreciation                                                                       112,280             89,100
     Equity in income of corporate joint ventures and
       European holding company                                                        (370,963)          (361,568)
     Dividends received from corporate joint ventures                                    10,292            284,461
     Common stock issued for services                                                    20,625                 -
     Change in current assets and liabilities:
       Receivables:
         Trade                                                                         (354,289)          (158,131)
         Corporate joint ventures                                                      (245,585)            80,953
       Income tax receivable                                                                 -             (98,356)
       Inventories                                                                      158,296             18,318
       Prepaid expenses and other                                                       127,146             54,320
       Accounts payable                                                                 (71,351)            29,251
       Income taxes                                                                      23,489           (376,867)
       Accrued liabilities                                                               67,619            (75,312)
                                                                                 --------------    ---------------
           Total adjustments                                                           (522,441)          (513,831)
                                                                                 --------------    ---------------
           Net cash provided by operating activities                                  1,072,554          1,281,878

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                  (252,586)          (105,963)
   Investments in corporate joint ventures                                             (522,660)          (179,311)
   Increase in other assets                                                                  -             (22,000)
                                                                                 --------------    ---------------
           Net cash used in investing activities                                       (775,246)          (307,274)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options                                               98,838             56,030
   Dividends paid                                                                      (581,104)          (621,798)
   Repurchase of common stock                                                           (79,119)        (2,082,683)
                                                                                 --------------    ---------------
           Net cash used in financing activities                                       (561,385)        (2,648,451)
                                                                                 --------------    ---------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                              (264,077)        (1,673,847)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      2,200,490          3,945,567
                                                                                 --------------    ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $    1,936,413    $     2,271,720
                                                                                 ==============    ===============

See notes to financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1.      INTERIM FINANCIAL INFORMATION

        In the opinion of management, the accompanying unaudited financial statements contain all necessary adjustments, which are of a normal recurring nature, to present fairly the financial position of Northern Technologies International Corporation as of May 31, 1999 and 1998, the results of operations for the three and nine months ended May 31, 1999 and 1998, and the cash flows for the nine months ended May 31, 1999 and 1998, in conformity with generally accepted accounting principles.

        These financial statements should be read in conjunction with the financial statements and related notes as of and for the year ended August 31, 1998 contained in the Company's filing on Form 10-KSB dated November 20, 1998 and with Management's Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 7 through 11 of this quarterly report.

        Certain fiscal year 1998 amounts have been reclassified to conform to fiscal year 1999 presentations. These classifications had no effect on stockholders' equity, sales, or net income as previously reported.

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

                                                     Three Months Ended                   Nine Months Ended
                                                           May 31                              May 31
                                                    1999             1998              1999              1998
                                                -----------------------------      -------------------------------

        Net income                              $    662,074     $    692,775      $   1,594,995    $    1,795,709
        Other comprehensive loss                      90,486           14,962             31,269           128,684
                                                ------------     ------------      -------------    --------------
        Total comprehensive income              $    571,588     $    677,813      $   1,563,726    $    1,667,025
                                                ============     ============      =============    ==============

3.      INVENTORIES

        Inventories consist of the following:

                                                                     May 31,        August 31,          May 31,
                                                                      1999             1998              1998

        Production materials                                     $    220,332      $    163,177     $    315,348
        Work in process                                                35,740            32,334           75,346
        Finished goods                                                555,152           774,009          432,606
                                                                 ------------      ------------     ------------
                                                                 $    811,224      $    969,520     $    823,300
                                                                 ============      ============     ============

4.      PROPERTY AND EQUIPMENT

        Property and equipment consist of the following:

                                                                     May 31,        August 31,          May 31,
                                                                      1999             1998              1998

        Land                                                     $     246,097     $     246,097    $      246,097
        Buildings and improvements                                   1,100,756         1,077,670         1,077,671
        Machinery and equipment                                        887,170           674,002           669,155
                                                                 -------------     -------------    --------------
                                                                     2,234,023         1,997,769         1,992,923
        Less accumulated depreciation                                1,138,707         1,042,759         1,013,732
                                                                 -------------     -------------    --------------
                                                                 $   1,095,316     $     955,010    $      979,191
                                                                 =============     =============    ==============

5.      INVESTMENTS IN CORPORATE JOINT VENTURES

        During the nine months ended May 31, 1999, the Company invested $522,660 in foreign joint ventures. The Company invested $70,503 in an existing joint venture and $452,152 to purchase the 50% ownership interest in two joint ventures it did not previously own. The Company did not consolidate the accounts of these joint ventures in its fiscal 1999 financial statements due to the likelihood that its majority ownership would subsequently be reduced to a level below a majority ownership.

6.      STOCKHOLDERS' EQUITY

        During the nine months ended May 31, 1999, the Company issued 3,000 shares of common stock in return for services provided. The value of the common stock issued, $20,625, was determined based on the market value of the Company's common stock.

        During the nine months ended May 31, 1999, the Company purchased and retired 12,100 shares of common stock for $79,119.

        In November 1998, the Company declared a cash dividend of $.15 per share payable on December 18, 1998 to shareholders of record on December 4, 1998.

        During the nine months ended May 31, 1999, stock options for the purchase of 27,440 shares of the Company's common stock were exercised at prices between $3.00 and $12.00 per share.

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

SALES - Net sales decreased by $164,952 or 6% during the third quarter of 1999 as compared to the third quarter of 1998. Net sales decreased by $1,218,868 or 16% during the nine months ended May 31, 1999 compared to the nine months ended May 31, 1998. These changes in sales are due to the volume of corrosion inhibiting products sold to existing or new customers. There has been no change in product pricing, introduction of new products, or entry into any particular new markets.

COST OF GOODS SOLD - Cost of goods sold as a percentage of net sales for the third quarter of 1999 was 51% compared to 49% for the third quarter of 1998. The cost of goods sold percentage of net sales was 50% for the nine months ended May 31, 1999 and 1998. Variations are due primarily to the mix of product sales.

OPERATING EXPENSES - As a percentage of net sales, total operating expenses increased to 38% in the third quarter of fiscal 1999 from 32% in the third quarter of fiscal 1998. Operating expenses were 42% of net sales for the nine months ended May 31, 1999 and 34% for the nine months ended May 31, 1998.

Operating expense classification percentages of net sales were as follows:

                                    Three Months Ended    Nine Months Ended
                                          May 31               May 31
                                    ------------------    -----------------
                                     1999        1998      1999       1998

Selling                               15%         12%       16%        12%
General and administrative            19          15        20         17
Research, engineering, and
   technical support                   4           5         6          5

Selling expenses increased during the third quarter of fiscal 1999 as compared to the same period in fiscal 1998 due primarily to increases in product promotion, distributor commission, and travel. These same factors account for the increase in the selling expense for the nine months ended May 31, 1999 over the same period in fiscal 1998. Selling expenses as a percentage of net sales increased for the three and nine months ended May 31, 1999 as compared to the same periods in 1998 due to the decreased level of net sales in fiscal 1999 and the increase in fiscal 1999 selling expenses.

General and administrative expenses increased during the third quarter of fiscal 1999 as compared to the same period in fiscal 1998 due to increases in professional fees and consulting expenses. General and administrative expenses decreased during the nine months ended May 31, 1999 as compared to the same period in fiscal 1998 due primarily to decreases in salary expense and meeting expenses. General and administrative expenses as a percentage of net sales increased for the three months ended May 31, 1999, as compared to the same period in 1998 due to the decreased level of net sales in fiscal 1999 and the increase in fiscal 1999 general and administrative expenses. General and administrative expenses as a percentage of net sales increased for the nine months ended May 31, 1999, as compared to the same period in 1998 due to the decrease in sales in fiscal 1999 not being fully offset by the decrease in fiscal 1999 general and administrative expenses.

Research, engineering, and technical support expenses decreased during the third quarter of fiscal 1999 as compared to the same period in fiscal 1998 due primarily to decreases in salary expense and supplies. These same factors account for the decrease in research, engineering, and technical support expenses for the nine months ended May 31, 1999 over the same period in fiscal 1998. Such expenses, as a percentage of sales were largely unchanged for the three and nine month periods ended May 31, 1999 as compared to fiscal 1998 periods.

CORPORATE JOINT VENTURES AND EUROPEAN HOLDING COMPANY - Net earnings from corporate joint ventures and European holding company were $634,853 and $1,666,847 for the three and nine months ended May 31, 1999, respectively, compared to $478,871 and $1,230,926 for the three and the nine months ended May 31, 1998. This net increase is due primarily to the aggregate increased sales volume of the Company's corporate joint ventures.

INCOME TAXES - Income tax expense for the three and nine months ended May 31, 1999 and 1998 was calculated based on management's estimate of the Company's annual effective income tax rate. The Company's effective income tax rate for fiscal 1999 and 1998 is lower than the statutory rate primarily due to the Company's equity in income of corporate joint ventures and European holding company being recognized based on after tax earnings of these entities. To the extent joint venture's undistributed earnings are distributed to the Company, it does not result in any material additional income tax liability after the application of foreign tax credits.

LIQUIDITY AND CAPITAL RESOURCES

At May 31, 1999, the Company's working capital was $4,652,431, including $1,936,413 in cash and cash equivalents, compared to working capital of $4,567,334 and $4,722,159 as of August 31, 1998 and May 31, 1998, respectively.

Net cash provided from operations has been sufficient to meet liquidity requirements, capital expenditures, research and development cost, and expansion of operations of the Company's joint ventures. Cash flows from operations for the nine months ended May 31, 1999 and 1998 was $1,072,554 and $1,281,878, respectively. The net cash flow from operations for the nine months ended May 31, 1999 resulted principally from net income offset by equity income of corporate joint ventures and European holding company and increased trade and joint ventures receivables. The net cash flow from operations for the nine months ended May 31, 1998 resulted principally from net income and corporate joint venture dividends offset by equity income of corporate joint ventures and European holding company, increased trade receivables, and payment of income taxes.

Net cash used in investing activities for the nine months ended May 31, 1999 was $775,246 which resulted from investments in joint ventures and additions to property. Net cash used in investing activities for the nine months ended May 31, 1998 was $307,274 which resulted from investments in joint ventures, additions to property and an increase in other assets.

Net cash used in financing activities for the nine months ended May 31, 1999 was $561,385 which resulted from the payment of dividends to stockholders of $581,104 and the repurchase of common stock of $79,119 offset by proceeds from the exercise of stock options of $98,838. Net cash used in financing activities for the nine months ended May 31, 1998 resulted from the payment of dividends to stockholders of $621,798 and the repurchase of common stock of $2,082,683 offset by proceeds of $56,030 from the exercise of stock options.

The Company expects to meet future liquidity requirements with its existing cash and cash equivalents and from cash flows of future operating earnings and distributions of earnings and technical assistance fees from the corporate joint venture investments.

The Company has no long-term debt and no material lease commitments at May 31, 1999.

The Company has no postretirement benefit plan and does not anticipate establishing any postretirement benefit program.

IMPACT OF YEAR 2000

Computer programs have historically been written to abbreviate dates by using two digits instead of four digits to identify a particular year. The so-called "year-2000 problem" or "millennium bug" is the inability of computer software or hardware (collectively, Systems) to recognize or properly process dates ending in "00" and dates after the year 2000. Significant attention is being focused as the year 2000 approaches on updating or replacing such Systems in order to avoid System failures, miscalculations, or business interruptions that might otherwise result. The Company believes it is taking the steps necessary to insure that this potential problem does not adversely affect the Company's operating results in the future, and is continuing the as-yet incomplete assessment of the impact of the year-2000 problem on the Company.

The Company has taken, and will continue to take, actions intended to minimize the impact of the year-2000 problem and maximize the Company's state of readiness for the year 2000. However, it is impossible to eliminate year-2000 risks entirely. Unfortunately, there is no single test that can be used to conclusively determine whether Systems are year-2000 compliant. To the contrary, the technology community identifies additional potential year-2000 risks regularly. Also impeding year-2000 testing is the high degree of integration between various Systems and the difficulty in conducting full-scale live testing. Consequently, interrelated Systems believed secure in a test environment could conceivably fail when operating together under real-time workloads.

The Company's state of readiness for the year 2000, the Company's estimated costs associated with year-2000 issues, the risks the Company faces associated with year-2000 issues, and the Company's year-2000 contingency plans are summarized below.

STATE OF READINESS - All major internal information technology (IT) systems have been replaced. Year-2000 issues were addressed when selecting and implementing these new systems and the Company believes they are year-2000 compliant. The Company has also reviewed its major non-IT systems, including hardware, software, phone, and security systems and the Company believes they are year-2000 compliant. The Company anticipates continuing to invest in IT and non-IT technology to accommodate the Company's future growth and the Company expects these investments and upgrades to be year-2000 compliant. The Company is currently implementing a testing program of its other various Systems and expects to substantially complete this testing before August 31, 1999. The Company is in the process of reviewing the year-2000 readiness of the corporate joint ventures.

COSTS ASSOCIATED WITH YEAR-2000 ISSUES - Until the Company completes its System testing, it will be unable to quantify the total expected costs associated with year-2000 issues. The Company believes that these costs will not have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows. The total amount the Company has expended on year-2000 issues through June 30, 1999 was approximately $35,000. The Company anticipates that future costs associated with year-2000 issues will be financed with cash flows from operations.

RISKS ASSOCIATED WITH YEAR-2000 ISSUES - The Company is dependent on computer processing in its business activities and the year-2000 problem creates the risk of unforeseen problems in the Company's Systems and the Systems of third parties with whom the Company does business. The failure of the Company's Systems and/or third parties' Systems could have a material adverse effect on the Company's results of operations, liquidity, and financial condition. Due to the general uncertainty inherent in the year-2000 problem, resulting in part from the uncertainty of the year-2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of year-2000 failures will have a material impact on the Company's results of operations, liquidity, or financial condition. The Company believes that it may need to temporarily reduce its operations if third-party suppliers are not year-2000 compliant. The Company is also unable at this time to determine what the reasonably likely worst case year-2000 scenario is for the Company.

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

EURO CURRENCY ISSUE

On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their respective existing currencies and the Euro and to adopt the Euro as their common legal currency on that date (the Euro Conversion). Following the Euro Conversion, however, the previously existing currencies of the participating countries are scheduled to remain legal tender in the participating countries between January 1, 1999 and January 2002. During this transition period, public and private parties may pay for goods and services using either the Euro or the previously existing currencies. Beginning January 1, 2002, the participating countries will issue new Euro-denominated bills and coins for use in cash transactions. No later than July 1, 2002, the participating countries will withdraw all bills and coins denominated in the previously existing currencies, making Euro Conversion complete.

The Company and the corporate joint ventures have been evaluating the potential impact the Euro Conversion and the Euro currency may have on their results of operations, liquidity, or financial condition. The Company has determined that expected costs for compliance will not be material to its results of operations, liquidity, financial condition, or capital expenditures. Significant noncompliance by the Company's corporate joint ventures and their customers or suppliers could adversely impact the Company's results of operations, liquidity, or financial condition. To date, the Euro Conversion has not had a material impact on the overall business operations of the Company. However, there can be no assurance that the Euro Conversion will not have a material impact on the overall business operations of the Company in the future.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This Statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. In

July 1999, the FASB issued SFAS No. 137 delaying the effective date of SFAS No. 133 for one year, to fiscal years beginning after June 15, 2000. The Company has not yet determined the effects SFAS No. 133 will have on its financial position or the results of its operations.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None

ITEM 2 - CHANGES IN SECURITIES

On May 7, 1999, the Company issued 1,000 shares of the Company's common stock, par value $.02 per share ("Common Stock") to each of the following individuals:
Hisaho Shimoda, Horst Gunter Zohrer, and Georg Reinhard. The Company issued such shares in consideration for consulting services rendered by these individuals having a fair value of $20,625. These issuances were made in reliance upon the exemption provided in Section 4(2) of the Securities Act of 1933, as amended ("the Securities Act"), as these were transactions by the Company not involving any public offering. Also, such securities are restricted as to sale or transfer, unless registered under the Securities Act, and the certificates representing such securities contain restrictive legend preventing sale, transfer, or other disposition unless registered or exempt under the Securities Act. In addition, the recipients of such securities received, or had access to, material information concerning the Company, including but not limited to the Company's reports on Form 10-KSB and Form 10-QSB, as filed with the SEC. No underwriter was engaged with respect to these issuances and, accordingly, no underwriting commissions or discounts were paid with respect to the issuance of such securities.

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

                              NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION




July 13, 1999                 /s/ Loren M. Ehrmanntraut
                              --------------------------------------------------
                              Loren M. Ehrmanntraut
                              Chief Financial Officer and Corporate Secretary