Form 10KSB
period 1999-08-31
NORTHERN TECHNOLOGIES INTERNATIONAL CORP
filed 1999-11-29
CIK 875582

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         ------------------------------

                                   FORM 10-KSB
(Mark one)
                  [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED AUGUST 31, 1999            COMMISSION FILE NO. 1-11038

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

       Registrant's telephone number, including area code: (651) 784-1250

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

YES [X]    NO [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The Registrant's revenues for the fiscal year ended August 31, 1999 were $9,870,531.

         As of November 19, 1999, 3,867,992 shares of Common Stock of the Registrant were outstanding, and the aggregate market value of the Common Stock of the Registrant as of that date (based upon the closing price of the Common Stock at that date as reported on the American Stock Exchange) excluding outstanding shares beneficially owned by directors and executive officers, was approximately $15,191,546.

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

ITEM 1.  DESCRIPTION OF BUSINESS.

(a)      BUSINESS DEVELOPMENT.

         Northern Instruments, Inc., a predecessor to Northern Technologies International Corporation, was incorporated in the State of Minnesota on August 4, 1970. In 1976, Northern Instruments, Inc. changed its name to Northern Instruments Corporation. In 1978, Northern Instruments Corporation, a Minnesota corporation, was merged with and into Northern Instruments Corporation, a newly-formed Delaware corporation. In 1993, Northern Technologies International Corporation, a wholly-owned subsidiary, was merged into Northern Instruments Corporation. As a result of such merger, Northern Instruments Corporation changed its name to Northern Technologies International Corporation, hereafter referred to as the "Company" or "NTIC." In 1999, the Company organized Northern Instruments Corporation, LLC, an Ohio limited liability company ("NIC"); and the instruments operation of the Company was transferred into NIC. NIC is a wholly-owned subsidiary of the Company. Effective March 4, 1999, Special Control Systems, Inc., an Ohio corporation 100% owned by the Company, was merged into NIC. The operating results and assets of NIC are included in the consolidated financial statements of the Company.

(b)      BUSINESS OF THE COMPANY.

GENERAL

         The Company is a developer, manufacturer and marketer of materials science based industrial packaging products and systems and electronic sensing instruments. The Company's dry corrosion inhibiting products, marketed under the name ZERUST(R) ("ZERUST"), are utilized in protective packaging serving a wide variety of companies in industries such as transportation, nuclear and fossil fuel power generation, electronics, aerospace, on-and off-road automotive equipment, agriculture and metal processing. The ZERUST product line accounted for approximately 96% of the Company's sales during its fiscal year ended August 31, 1999.


         The Company's electronic sensing instruments include portable oil quality analyzers for on-site evaluation of various types of oils and fluids, instruments that provide for on- and off-line measurement of fiber denier and devices, which utilize microwave technology to measure moisture and the tempo of manufacturing process in metallurgical facilities.


JOINT VENTURES AND EUROPEAN HOLDING COMPANY

         The Company participates in an expanding number of international joint venture arrangements that provide for the manufacturing, marketing and distributing of materials science based industrial packaging products based upon the Company's technology. Both the Company and the Company's corporate joint venture in

Germany, Excor Korrosionsschutz - Technologien und Produkte GmbH ("Excor"), manufactures and supply the proprietary ingredients that make the finished product functional, but the actual manufacturing of the finished product itself takes place in each country in which the Company has a joint venture or similar relationship. Manufacturing the product in foreign countries lowers shipping costs and improves on-time delivery to foreign customers. The joint venture arrangements allow the Company to successfully market and sell its products in foreign countries through the marketing efforts of joint venture partners without the Company having to develop its own international sales force. The Company's joint venture partners are knowledgeable in the applicable environmental, labor, tax regulations and laws of the respective foreign countries, as well as the local customs and business practices, and have a vested interest in making each joint venture a success.

         All of the Company's joint ventures are owned 50% by the Company, except where the Company has invited a related third party to purchase a portion of the ownership that the Company would otherwise have purchased. Thus, for example, the Company owns 25% of the joint venture in South Korea, and Taiyo Petroleum Gas Co. Ltd., the Company's Japanese joint venture partner, also owns 25% of that entity. The Company organized NTI Asean LLC, a Nevada limited liability company, for its joint venture investments in the Asean region, which, of course, does not encompass Japan or South Korea. NTI Asean LLC is owned 50% by the Company and 50% by Taiyo Petroleum Gas Co. Ltd. The Company has established the following corporate joint ventures, in which the Company has an ownership interest either directly or indirectly through NTI Asean LLC:


                                                   Date of
                         Country                  Investment

                    Japan                            1987
                    Taiwan                           1990
                    France                           1990
                    Germany                          1991
                    Sweden                           1991
                    Singapore                        1991
                    Brazil                           1993
                    Austria                          1994
                    Russia                           1994
                    South Korea                      1994
                    Finland                          1995
                    Italy                            1996
                    United Kingdom                   1997
                    Czech-Republic                   1997
                    Poland                           1998
                    Indonesia                        1998
                    Thailand                         1998

         In addition to the Company's investments in the corporate joint ventures listed above, the Company acquired a 50% ownership interest in a European holding company during fiscal year 1997; however, to date, this entity has been inactive.

         While the Company is not aware of any specific potential risk beyond its initial investment and undistributed earnings of the joint ventures, there can be no assurance that the Company will not be subject to lawsuits based on product liability claims or other claims arising out of the activities of the joint ventures. To protect against such an occurrence, the Company maintains liability insurance specifically applicable to its ownership positions in the international joint venture arrangements in excess of any insurance the joint ventures may maintain.

PRODUCTS

         The Company operates in two businesses: materials science based industrial packaging products and electronic sensing instruments. Materials science based industrial packaging products accounted for approximately 96% of the Company's sales in fiscal year 1999.

         MATERIALS SCIENCE BASED INDUSTRIAL PACKAGING PRODUCTS. Corrosion negatively affects products and components in the manufacturing industry. This applies to the rusting of ferrous (iron and steel) metals and the deterioration by oxidation of nonferrous (aluminum, copper, brass, etc.) metals. In combating corrosion, the traditional approach has been to apply oils and greases to protect metal parts. This approach commonly requires specialized application equipment. In addition, the oils and greases may pose unacceptable health and fire hazards and also may collect and trap dirt and debris that, in some cases, may actually initiate corrosion. For the removal of such oils and greases, chemical solvents and specialized safety equipment may be necessary that typically introduce additional health and hazardous waste disposal problems.

         ZERUST volatile corrosion inhibiting ("VCI") products may entirely eliminate or reduce the use of oils and greases to inhibit corrosion; for ZERUST formulations contain proprietary chemical systems that emit a nontoxic vapor that is diffused throughout an enclosure. Electron scanning instrumentation shows that the VCI-rich atmosphere causes VCI molecules to condense in a microscopic layer on all surfaces they reach. The inhibiting layer is maintained so long as the product remains within the ZERUST package. Electron scanning further shows that once the contents are removed from the ZERUST package, the VCI layer revolatilizes from the contents' surfaces within two hours, leaving a clean, dry and corrosion-free product. This mechanism of corrosion protection enables the Company's customers to package and ship metal parts so that they arrive ready for use. Furthermore, by eliminating costly greasing and degreasing processes, ZERUST VCI technology provides significant savings in labor, material and capital expenditures for equipment to apply, remove and dispose of oil and grease as compared to traditional methods of corrosion prevention.

         In 1980, the Company developed a means of combining ZERUST VCI systems with polyethylene and polypropylene resins, and was granted a patent on this process on September 22, 1981. Subsequently, a line of flexible packaging products in the form of low and high density polyethylene bags and shroud film, stretch, shrink, skin and bubble cushioning film, woven scrim and foam sheeting was introduced to United States industry. This gave packaging engineers an opportunity to ship and store ferrous, nonferrous and mixed multi-metal products in a clean, dry and corrosion-free condition, with an attendant overall savings in total packaging cost.

         The Company subsequently expanded the ZERUST product line to include a range of rigid plastic products in the form of profile and corrugated board, thermoformed dunnage trays and bins, injection and blow molded products and flat netting. The Company also has developed additives in liquid form to imbue corrugated cardboard, solid fiber and chipboard packaging materials with VCI corrosion protection properties.

         ELECTRONIC SENSING INSTRUMENTS. The Company's electronic sensing instruments accounted for approximately 4% of the Company's sales in fiscal year 1999. The Company's electronic sensing instruments include oil quality analyzers, fiber monitors and testers, and other instruments used primarily for process and quality control of materials in hostile environments, such as steel mills. Several of the Company's electronic sensing instruments are based on the measurement of the change in dielectric properties of different liquids and fibers by means of capacitance sensors. The instrument product line, however, also includes measurement devices for materials and moisture testing based upon microwave technology.

MANUFACTURING

         The Company produces certain proprietary materials science based industrial packaging formulations and products at its facility in Lino Lakes, Minnesota and electronic sensing instruments at facilities in Forest Lake, Minnesota and Cleveland, Ohio. The Company's materials science based industrial packaging end products include flexible and rigid packaging systems and other products that are produced to customer specification by selected contractors who are supplied with the necessary active ingredients by the Company.

         The Company is ISO 9001 certified with respect to its materials science based industrial packaging production. The Company believes that the process of ISO 9001 certification serves as an excellent tool for total quality management, enabling the Company to provide consistency and excellence in its products. Also, because potential customers may prefer or require manufacturers to have achieved ISO certification, such ISO certification may provide the Company with certain competitive advantages.

SALES AND MARKETING OF MATERIALS SCIENCE BASED INDUSTRIAL PACKAGING PRODUCTS

         In the United States, the Company markets its materials science based industrial packaging products principally to industrial users by a direct sales force and through a network of distributors and sales representatives. The Company's technical service representatives work directly with the end users of the Company's products to analyze their specific needs and develop systems to meet their technical requirements.

         Internationally, the Company has entered into (either directly or through NTI Asean LLC) joint ventures and similar arrangements with foreign partners. Pursuant to these arrangements, the Company and/or Excor supply certain proprietary formulations to the foreign joint venture entities, which in turn provide for the international manufacture and marketing of ZERUST and others finished products. The Company receives fees for providing technical support and marketing assistance to the joint ventures in accordance with the terms of the joint venture arrangements.

COMPETITION

         The Company is aware of other organizations that manufacture and market corrosion inhibiting packaging products, which compete with the Company's ZERUST products. The Company evaluates competing products on an ongoing basis and believes that none of the competing products on the market at this time are superior to the Company's products.

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

         Some of the Company's competitors, in both the materials science based industrial packaging area and the electronic instrument area, are established companies that may have financial and other resources greater than those of the Company. Additionally, some of these companies may have achieved significant market impact and brand recognition. The Company competes with such companies by providing high quality products and by attempting to provide the highest level of customer service, including real time direct technical support and applications engineering.

SIGNIFICANT CUSTOMERS

         No single customer accounted for more than 10% of net sales for the fiscal year ended August 31, 1999. One customer accounted for approximately 16% and 14% of net sales for the fiscal years ended August 31, 1998 and 1997, respectively.

RESEARCH AND DEVELOPMENT

         The Company's research and development activities are directed at the improvement of existing products, new product development and quality assurance through improved testing of the Company's products. The Company's research and development expenditures, including engineering and technical support, were $578,231, $487,456, and $432,943 in fiscal years 1999, 1998 and 1997, respectively. In 1997, the Company's joint venture in Germany, Excor Korrosionsschutz - Technologien und Produkte GmbH, established a wholly-owned subsidiary, Excor Korrosionsforschung GmbH, to conduct research into new fields of materials science based industrial packaging and the applications engineering thereof in conjunction with the Company's domestic research and development operation. Today the Company's U.S.A. research and development activities are conducted at its Minnesota headquarters, in Dresden, Germany and at various international locations staffed by independent contractors to the Company. The results of the research and development activities outside Minnesota and Germany, like the results of the Company's research and development efforts generally, invariably engender certain proprietary rights for the Company.

PATENTS AND TRADEMARKS

         The Company is committed to the timely and continual upgrading of its product line and the introduction of new products, developed in-house or via exclusive technology licenses. The Company currently owns one United States patent, which will expire in 2000, relating to its corrosion inhibiting products. The Company believes that trade secrets and proprietary (albeit unpatented) know-how are at least as important as patent protection in establishing and maintaining a competitive advantage; and that mere patent protection without close technical support and applications engineering will not serve to keep any given supplier in the forefront of any sophisticated technology based market.


         The Company also has several registered trademarks in the United States and certain foreign countries. The registered trademarks in the U.S. are: the logo "NTI", the word "ZERUST", the words "THE ZERUST PEOPLE", the word "PLASTABS", the words "COR TAB" and the color "YELLOW" "for anticorrosive plastic film used for packaging metallic products, for industrial and consumer use". The Company's trademarks have a life, subject to periodic maintenance, of 10 to 20 years, which may be extended.

BACKLOG

         The Company did not have a significant order backlog as of August 31, 1999. Customers generally place orders on an "as needed" basis and expect delivery within a relatively short period of time.

WORKING CAPITAL AND AVAILABILITY OF MATERIALS

         The Company does not carry excess quantities of raw materials or purchased parts because of widespread availability thereof from various suppliers. The Company has sufficient working capital to meet all obligations when due.

EMPLOYEES

         As of August 31, 1999, the Company had 27 full-time direct employees in the United States, including five engaged in administration, twelve in sales and marketing, three in research and development and seven in operations. There are no unions representing the Company's employees and the Company believes that its relations with employees are good. There are no pending or, to the Company's knowledge, threatened labor or employment disputes or work interruptions.

CERTAIN IMPORTANT FACTORS

           In addition to the influences identified above, there are several important factors that could cause the Company's actual results to differ materially from those anticipated by the Company or which are reflected in any forward-looking statements of the Company. Such factors, which may impact on the success of the Company's operations and its ability to achieve its goals, include the following:

         (1) The Company's ability to make investments in existing and future joint ventures to generate a positive rate of return and demonstrate a pattern of growth consistent with past and current performance; and

         (2) The Company's ability to continue to enter into international markets in a timely fashion; and

         (3) The Company's ability to maintain gross margins at a level consistent with the technological advantages of its proprietary products.

ITEM 2.   DESCRIPTION OF PROPERTY.

         The Company's primary office, production facilities and domestic research and development operations are located at 6680 North Highway 49, Lino Lakes, Minnesota 55014. The Company owns approximately 3.5 acres at this site and three buildings thereon. The main building, consisting of approximately 15,300 square feet, is used for office, production, research and development and shipping and receiving. A second building of approximately 7,200 square feet and a third building of approximately 4,800 square feet are used for warehouse space. In 1995, the Company acquired an approximately 10 acre parcel of land located in Forest Lake, Minnesota, approximately six miles from the Company's offices. On this parcel, the Company built a warehouse of approximately 18,000 square feet that was completed in November 1996. The parcel of land on which this warehouse is located is of sufficient size should the Company choose to relocate its entire facility to this location, although the Company has no current plans to do so. The Company leases approximately 750 square feet in

Cleveland, Ohio for $650 per month on a month-to-month basis. The Company uses this space for production of electronic sensing instruments.

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


                                                          COMMON STOCK
                                                          ------------
                                                       HIGH           LOW
                                                       ----           ---
         1999:
              Fourth fiscal quarter.............      $ 8 3/8        $ 5 11/16

              Third fiscal quarter..............        6 7/8          5 1/2

              Second fiscal quarter.............        7 1/4          5 3/8

              First fiscal quarter..............        7              5

         1998:
              Fourth fiscal quarter.............      $ 8            $ 6 7/16

              Third fiscal quarter..............        9 7/8          7 3/8

              Second fiscal quarter.............       11 1/4          8 1/2

              First fiscal quarter..............       12 3/4          9 1/4


         The Company declared Common Stock cash dividends of $.15 per share to shareholders of record on December 1, 1997; $.15 per share to shareholders of record on December 4, 1998; and $0.16 per share to shareholders of record on December 3, 1999. The Company's Board of Directors will continue to evaluate the payment of dividends based on the Company's net income and operating cash requirements.

         As of August 31, 1999, the Company's Common Stock was held by approximately 500 shareholders of record.



ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

FISCAL YEAR 1999 COMPARED TO FISCAL YEAR 1998

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

NET SALES AND COST OF SALES. The Company's net sales originating in the United States of $9,870,531 in fiscal year 1999; a decrease of $206,963 or 2.1% from net sales of $10,077,494 in fiscal year 1998. The decrease in net sales is due primarily to a decrease in the volume of materials science based industrial packaging products sold to the Company's international corporate joint ventures partially offset by an increase in the volume of such products sold to new and existing customers in North America. During fiscal year 1999, certain of the corporate joint ventures purchased active formulations previously sourced from the Company from a corporate joint venture of the Company. The Company expects this trend to continue in the future.

         No single customer accounted for more than 10% of sales in fiscal year 1999, whereas, in fiscal year 1998 sales to one customer accounted for 16% of total sales. The decrease in sales to a single customer is a result of a major industrial customer changing logistic firms during fiscal year 1999. The new logistic firm of that industrial customer has, however, itself become a customer of the Company, and the Company expects sales to this firm may exceed 10% of net sales in the future.

         The cost of sales decreased as a percentage of sales to 47.9% in fiscal year 1999 from 49.1% in fiscal year 1998. The variation in the cost of sales percentage reflects changes in product mix. The Company anticipates that its annual percentage of cost of sales for fiscal year 2000 will not vary significantly under its current pricing structure.

         SELLING EXPENSES. The Company's selling expenses increased by $230,249 or 18.3% to $1,490,857 in fiscal year 1999 from $1,260,608 in fiscal year 1998.
The increase in selling expenses in fiscal year 1999 was primarily related to increases in salaries and related expenses, sales promotion, and travel. As a percentage of sales these costs increased to 15.1% in fiscal year 1999 from 12.5% in fiscal year 1998 due to the decreased level of net sales and the overall increase in selling expenses in fiscal year 1999.

         GENERAL AND ADMINISTRATIVE EXPENSES. The Company's general and administrative expenses increased by $218,155 or 15.1% to $1,664,936 in fiscal year 1999 from $1,446,781 in fiscal year 1998. The increase in general and administrative expenses in fiscal year 1999 was primarily due to increases in salaries and related expenses, various professional fees, and building maintenance. As a percentage of sales these costs increased to 16.9% in fiscal year 1999 from 14.4% in fiscal year 1998 due to the decreased level of net sales and the overall increase in general and administrative expenses in fiscal year 1999.

         RESEARCH, ENGINEERING, AND TECHNICAL SUPPORT EXPENSES. The Company's research, engineering, and technical support expenses increased by $90,775 or 18.6% to $578,231 in fiscal year 1999 from $487,456 in fiscal year 1998. The increase in research, engineering and technical support expenses in fiscal year 1999 was primarily due to the increase of research and development activities conducted at various international locations by independent contractors to the Company. The results of the Company's international research and development activities, as the results of the Company's research and development efforts, invariably engender certain proprietary rights thereto to the Company. As a percentage of sales these costs increased to 5.9% in fiscal year 1999 from 4.8% in fiscal year 1998 due to the decreased level of net sales and the increased research, engineering, and technical support activities in fiscal year 1999. The Company anticipates that its fiscal year 2000 research, engineering, and technical support expenses will surpass expenses incurred in fiscal year 1999.


OPERATIONS OF INTERNATIONAL JOINT VENTURES

         CORPORATE JOINT VENTURE AND EUROPEAN HOLDING COMPANY. The Company continues its business program of establishing corporate joint venture arrangements in international markets. The Company and/or an existing corporate joint venture manufactures and supplies patented and/or proprietary ingredients, which make the finished products functional and enable manufacturing of the finished products to take place in the foreign countries. The corporate joint ventures then market the finished products in their respective territories, and the corporate joint ventures' profits are shared by the respective corporate joint venture shareholders in accordance with share ownership.

         The Company received fees for technical and other support to the corporate joint ventures based on the revenues of the individual corporate joint ventures. The Company recognized fees for such support in the amounts of $2,459,697 and $1,868,938 for fiscal years 1999 and 1998, respectively. The increase in fees for technical and other support to corporate joint ventures was primarily due to the greater efficacy of the Company's service to its corporate joint ventures, which provided for increased sales volume at certain of the Company's corporate joint ventures located in the Pacific Rim and Europe. Sales of the corporate joint ventures in fiscal year 1999 increased $2,444,772 or 12.5% to $22,022,767.

         The Company incurred direct expenses related to corporate joint ventures and the European holding company of $741,703 and $566,051 in fiscal years 1999 and 1998, respectively. These expenses consisted primarily of technical and marketing services to existing joint ventures as well as legal fees regarding the development of new joint ventures, travel and meetings; but do not include a share of research and development expenses or of selling expenses incurred by the Company, including for participation in the international trade fairs and symposia. The Company anticipates that expenses relating to corporate joint ventures will continue to increase in the future due to the Company providing ongoing technical, marketing and other support to its joint ventures, and to the development of new corporate joint ventures.

         The Company and NTI Asean LLC ("NTI Asean") anticipate that in the future they will enter into joint ventures in other foreign countries. The Company maintains a 50% ownership interest in NTI Asean, with the remaining 50% ownership interest owned by Taiyo Petroleum Gas Co. Ltd., which also owns the other 50% ownership interest in the Company's corporate joint venture located in Japan.

         The Company also has an investment in a European holding company, which is currently inactive.

         The Company's investments in corporate joint ventures and the European holding company are accounted for using the equity method and resulted in income to the Company of $368,711 and $549,875 for fiscal years 1999 and 1998, respectively. The decrease in equity in income of corporate joint ventures and the European holding company was primarily due to high inflation in South America. Net income of the corporate joint ventures in fiscal year 1999 of $1,038,785 represents a 14.6% decrease from fiscal year 1998, due to higher operating expenses and in some measure to currency fluctuations.


INCOME TAXES

         INCOME TAXES. The Company's effective income tax rates were 29.7% and 33.5% for fiscal years 1999 and 1998, respectively. The decrease in the effective income tax rate in fiscal year 1999 is due to the utilization of a net operating loss carry forward that became available in fiscal year 1999. The effective income tax rate is also lower than the statutory rate due to equity in income of corporate joint ventures and the European holding company being recognized based on after tax earnings of these entities. To the extent the corporate joint ventures' and the foreign company's undistributed earnings were distributed to the Company during fiscal years 1999 and 1998, it did not result in material additional income tax liability after the application of foreign tax credits.

FISCAL YEAR 1998 COMPARED TO FISCAL YEAR 1997

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

         NET SALES AND COST OF SALES. The Company's net sales originating in the United States of $10,077,494 in fiscal year 1998 increased by $1,348,176 or 15.4% from net sales of $8,729,318 in fiscal year 1997. The increase in net sales is primarily due to an increase in the volume of materials science based industrial packaging products sold to new and existing customers. Fiscal year 1998 sales to an existing customer increased to 16% of total sales in fiscal year 1998 from 14% of total sales in fiscal year 1997. The cost of sales increased as a percentage of sales to 49.1% in fiscal year 1998 from 47.4% in fiscal year 1997. The variation in the cost of sales percentage reflects changes in product mix.

         SELLING EXPENSES. The Company's selling expenses increased by $168,328 or 15.4% to $1,260,608 in fiscal year 1998 from $1,092,280 in fiscal year 1997.
The increase in selling expenses in fiscal year 1998 was primarily related to increases in salaries and related expenses and travel. As a percentage of sales these costs were 12.5% in fiscal years 1998 and 1997.

         GENERAL AND ADMINISTRATIVE EXPENSES. The Company's general and administrative expenses decreased by $439,235 or 23.3% to $1,446,781 in fiscal year 1998 from $1,886,016 in fiscal year 1997. The decrease in general and administrative expenses in fiscal year 1998 was primarily due to decreases in personnel costs and related expenses, various professional fees and real estate and other expenses associated with the Company's expanded warehouse facility, which was completed in fiscal year 1997. As a percentage of sales, these costs decreased to 14.4% in fiscal year 1998 from 21.6% in fiscal year 1997 due to the increased level of net sales in fiscal year 1998 and the decrease in fiscal year 1998 in general and administrative expenses.

         RESEARCH, ENGINEERING, AND TECHNICAL SUPPORT EXPENSES. The Company's research, engineering, and technical support expenses increased by $54,513 or 12.6% to $487,456 in fiscal year 1998 from $432,943 in fiscal year 1997. The increase in research, engineering and technical support expenses in fiscal year 1998 was primarily due to increases in personnel costs and related expenses and increases in expenses for research, engineering and technical support supplies. As a percentage of sales these costs decreased to 4.8% in fiscal year 1998 from 5.0% in fiscal year 1997 due to the increased level of net sales in fiscal year 1998.


OPERATIONS OF INTERNATIONAL JOINT VENTURES

         CORPORATE JOINT VENTURE AND EUROPEAN HOLDING COMPANY. The Company's investments in corporate joint ventures and the European holding company are accounted for using the equity method and resulted in income to the Company of $549,875 and $712,244 for fiscal years 1998 and 1997, respectively. In addition, the Company received fees for technical and other support to the corporate joint ventures based on the revenues of the individual corporate joint ventures. The Company recognized fees for such assistance of $1,868,938 and $2,213,228 for fiscal years 1998 and 1997, respectively. The decrease in equity in income of corporate joint ventures and the European holding company, and fees for technical and other support to corporate joint ventures was primarily due to the strengthening of the U.S. dollar when compared to the local currencies of the Company's corporate joint ventures, and decreased sales volume at certain of the Company's corporate joint ventures located in the Pacific Rim. Sales of the corporate joint ventures in fiscal year 1998 decreased $180,091 or 0.9% to $19,577,995. Net income of the corporate joint ventures in fiscal year 1998 of $1,216,111 represents an 18.8% decrease from fiscal year 1997. The Company recognized expenses related to corporate joint ventures and the European holding company of $566,051 and $457,263 in fiscal years 1998 and 1997, respectively. The expenses consist primarily of marketing, technical and other services to existing joint ventures, as well as legal fees regarding the development of new joint ventures, travel, and meetings.


INCOME TAXES

         INCOME TAXES. The Company's effective income tax rates were 33.5% and 31.5% for fiscal years 1998 and 1997, respectively. The effective income tax rate was lower than the statutory rate primarily due to equity in income of corporate joint ventures and the European holding company being recognized based on after tax earnings of these entities. To the extent the corporate joint ventures' and the foreign company's undistributed earnings were distributed to the Company during fiscal years 1998 and 1997, it did not result in material additional income tax liability after the application of foreign tax credits.


LIQUIDITY AND CAPITAL RESOURCES

         At August 31, 1999, the Company's working capital was $5,471,523 including $2,750,209 in cash and cash equivalents, with a current ratio of 9.1:1. At August 31, 1998, the Company's working capital was $4,567,334, including $2,200,490 in cash and cash equivalents, with a current ratio of 14.2:1. Net cash provided from operations has been sufficient to meet liquidity requirements, capital expenditures, research and development cost, and expansion of operations of the Company's joint ventures. Cash flow from operations totaled $1,983,425, $2,048,207, and $1,753,483 for the fiscal years 1999, 1998, and
1997, respectively. The net cash flow from operations for fiscal years 1999, 1998, and 1997 resulted principally from net income and joint venture dividends offset by a non-cash component of net income identified as equity in income of corporate joint ventures and European holding company.

         Net cash used in investing activities totaled $641,317, $91,682 and $985,457 for fiscal years 1999, 1998, and 1997, respectively. The primary uses of cash in fiscal years 1999 and 1998 were investments in corporate joint ventures and additions to property. The primary uses of cash in fiscal year 1997 were investments in corporate joint ventures and European holding company, trading investments, property development and the issuance of a loan to a joint venture partner pursuant to a note. In fiscal years 1999 and 1998, the Company's expenditures of cash for investing activities were offset by repayment of the corporate joint venture note and proceeds from the sale of trading investments, respectively.

         Net cash used in financing activities was $792,389, $3,701,602, and $529,979 for fiscal years 1999, 1998, and 1997, respectively. The primary uses of cash in financing activities resulted from the payment of dividends and the repurchase of common stock. The primary source of cash provided by financing activities was proceeds from the exercise of stock options.

         The Company expects to meet future liquidity requirements with its existing cash and cash equivalents and cash flows from future operating earnings and distributions of earnings and technical assistance fees from the corporate joint venture investments.

         The Company has no long-term debt and no material lease commitments as at August 31, 1999.

         The Company has no postretirement benefit plan and does not anticipate establishing any postretirement benefit program.

         Inflation in the U.S. historically has had little effect on the Company.


IMPACT OF YEAR 2000

         Computer programs have historically been written to abbreviate dates by using two digits instead of four digits to identify a particular year. The so-called "year 2000 problem" or "millennium bug" is the inability of computer software or hardware (collectively, "Systems") to recognize or properly process dates ending in "00" and dates after the year 2000. Significant attention is being focused as the year 2000 approaches on updating or replacing such Systems in order to avoid System failures, miscalculations or business interruptions that might otherwise result. The Company believes it has taken the steps necessary to insure that this potential problem does not adversely affect the Company's operating results in the future, and continues to assess the impact of the year 2000 problem on the Company.

         The Company has taken, and will continue to take, actions intended to minimize the impact of the year 2000 problem and maximize the Company's state of readiness for the year 2000. However, it is impossible to eliminate year 2000 risks entirely. Unfortunately, there is no single test that can be used to conclusively determine whether Systems are year 2000 compliant. To the contrary, the technology community identifies additional potential year 2000 risks regularly. Also impeding year 2000 testing is the high degree of integration between various Systems and the difficulty in conducting full-scale live testing. Consequently, inter-related Systems believed secure in a test environment could conceivably fail when operating together under real-time workloads.

         The Company's state of readiness for the year 2000, the Company's estimated costs associates with year 2000 issues, the risks the Company faces associated with year 2000 issues and the Company's year 2000 contingency plans are summarized below.

         STATE OF READINESS. All major internal information technology ("IT") systems have been replaced. Year 2000 issues were addressed when selecting and implementing these new systems, and the Company believes they are year 2000 compliant. The Company has also reviewed its major non-IT systems, including hardware, software, phone and security systems, and the Company believes they are year 2000 compliant. The Company anticipates continuing to invest in IT and non-IT technology to accommodate the Company's future growth, and the Company expects these investments and upgrades to be year 2000 compliant. The Company has concluded its on going testing program as regards to the Company's year 2000 compliance. While such testing has to date indicated the Company's IT and non - IT systems are year 2000 compliant only the systems in operation subsequent to January 1, 2000 will confirm year 2000 compliance and what, if any effect, the consequences of any year 2000 failures might have on the

Company. The Company has completed a review of the Company international joint ventures as to year 2000 readiness with all reporting their being year 2000 compliant.

         COSTS ASSOCIATED WITH YEAR 2000 ISSUES. Since unanticipated expenses may arise relating to Year 2000 issues, the Company is unable to quantify the total expected costs associated with year 2000 issues. The Company believes that these costs will not have a material adverse effect on the Company's business, financial condition, results of operations and cash flows. The total amount the Company has expended on year 2000 issues through August 31, 1999 was approximately $50,000. The Company anticipates that future costs associated with year 2000 issues will be financed with cash flows from operations.

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

         CONTINGENCY PLANS. The Company has, to the extent practicable, a business interruption contingency plan to address internal and external issues specific to year 2000 problems. However, due to the widespread nature of possible year 2000 problems as regards third parties, the contingency plan process is ongoing and may require modifications as the Company obtains additional information as to the status of third party year 2000 readiness.


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


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. In July 1999, the FASB issued SFAS No. 137 delaying the effective date of SFAS No. 133 for one year to fiscal years beginning after June 15, 2000, with earlier adoption encouraged. The Company has not yet determined the effects SFAS No. 133 will have on its financial position or the results of its operations.

ITEM 7.   FINANCIAL STATEMENTS.


                                    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

         The following items are included herein:

         Financial Statements:                                                                            Page

         Independent Auditors' Report....................................................................   18
         Consolidated Balance Sheets as of August 31, 1999 and 1998......................................   19
         Consolidated Statements of Income for the years ended August 31, 1999, 1998 and 1997............   20
         Consolidated Statements of Stockholders' Equity for the years ended August 31, 1999, 1998
          and 1997.......................................................................................   21
         Consolidated Statements of Cash Flows for the years ended August 31, 1999, 1998 and 1997........   22
         Notes to Consolidated Financial Statements.....................................................  23-32


INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors
Northern Technologies International Corporation
Lino Lakes, Minnesota

We have audited the accompanying consolidated balance sheets of Northern Technologies International Corporation and Subsidiary (the Company) as of August 31, 1999 and 1998 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended August 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Northern Technologies International Corporation and Subsidiary at August 31, 1999 and 1998 and the results of its operations and its cash flows for each of the three years in the period ended August 31, 1999, in conformity with generally accepted accounting principles.



/s/ Deloitte & Touche LLP
Minneapolis, Minnesota
November 19, 1999

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
AND SUBSIDIARY



CONSOLIDATED BALANCE SHEETS
AUGUST 31, 1999 AND 1998
-------------------------------------------------------------------------------------------------------------------
                                                                                           1999           1998
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                          $  2,750,209     $  2,200,490
   Receivables:
     Trade, less allowance for doubtful accounts of $27,000 and $25,000, respectively    1,704,536        1,042,428
     Corporate joint ventures                                                              473,553          352,164
   Inventories                                                                           1,013,525          969,520
   Prepaid expenses and other                                                               37,008          118,259
   Deferred income taxes                                                                   170,000          230,000
                                                                                      ------------     ------------
           Total current assets                                                          6,148,831        4,912,861

PROPERTY AND EQUIPMENT, net                                                              1,115,229          955,010

OTHER ASSETS:
   Investments in corporate joint ventures                                               3,424,623        2,754,165
   Investment in European holding company                                                  247,253          247,869
   Deferred income taxes                                                                   210,000          120,000
   Other                                                                                   315,662          357,106
                                                                                      ------------     ------------
                                                                                         4,197,538        3,479,140
                                                                                      ------------     ------------
                                                                                      $ 11,461,598     $  9,347,011
                                                                                      ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                                   $    149,328     $    156,604
   Income taxes                                                                            307,188           66,416
   Accrued liabilities:
     Payroll and related benefits                                                           54,182            3,132
     Other                                                                                 166,610          119,375
                                                                                      ------------     ------------
           Total current liabilities                                                       677,308          345,527

DEFERRED GROSS PROFIT                                                                       60,000          120,000

CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY:
   Preferred stock, no par value; authorized 10,000 shares; none issued
   Common stock, $.02 par value per share; authorized 10,000,000 shares;
     issued and outstanding 3,865,103 and 3,847,452 shares, respectively                    77,302           76,949
   Additional paid-in capital                                                            4,613,806        4,477,167
   Retained earnings                                                                     6,481,550        4,850,696
   Accumulated other comprehensive income (loss) (Note 1)                                 (318,561)        (393,521)
                                                                                      ------------     ------------
                                                                                        10,854,097        9,011,291
   Notes and related interest receivable from purchase of common stock                    (129,807)        (129,807)
                                                                                      ------------     ------------
           Total stockholders' equity                                                   10,724,290        8,881,484
                                                                                      ------------     ------------
                                                                                      $ 11,461,598     $  9,347,011
                                                                                      ============     ============



See notes to consolidated financial statements.



NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED AUGUST 31, 1999, 1998, AND 1997
------------------------------------------------------------------------------------------------------------------

                                                                            1999            1998          1997
SALES                                                                     $9,870,531   $ 10,077,494    $ 8,729,318

COST OF GOODS SOLD                                                         4,726,928      4,947,816      4,141,704
                                                                         -----------   ------------    -----------

GROSS PROFIT                                                               5,143,603      5,129,678      4,587,614

OPERATING EXPENSES:
   Selling                                                                 1,490,857      1,260,608      1,092,280
   General and administrative                                              1,664,936      1,446,781      1,886,016
   Research, engineering, and technical support                              578,231        487,456        432,943
                                                                         -----------   ------------    -----------
                                                                           3,734,024      3,194,845      3,411,239
                                                                         -----------   ------------    -----------

OPERATING INCOME                                                           1,409,579      1,934,833      1,176,375

CORPORATE JOINT VENTURES AND EUROPEAN HOLDING
     COMPANY:
   Equity in income of corporate joint ventures and
     European holding company                                                368,711        549,875        712,244
   Fees for technical and other support to corporate joint ventures        2,459,697      1,868,938      2,213,228
   Corporate joint venture expense                                          (741,703)      (566,051)      (457,263)
                                                                         -----------   ------------    -----------
                                                                           2,086,705      1,852,762      2,468,209

OTHER INCOME:
   Interest income                                                           111,901        151,720        160,396
   Other income                                                                   -              -          15,868
                                                                         -----------   ------------    -----------
                                                                             111,901        151,720        176,264
                                                                         -----------   ------------    -----------

INCOME BEFORE INCOME TAXES                                                 3,608,185      3,939,315      3,820,848

INCOME TAXES                                                               1,070,000      1,320,000      1,205,000
                                                                         -----------   ------------    -----------

NET INCOME                                                               $ 2,538,185   $  2,619,315    $ 2,615,848
                                                                         ===========   ============    ===========

NET INCOME PER SHARE:
   Basic                                                                 $       .65   $        .64    $       .62
                                                                         ===========   ============    ===========
   Diluted                                                               $       .64   $        .63    $       .61
                                                                         ===========   ============    ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
   Basic                                                                   3,915,001      4,084,408      4,204,602
                                                                        ============   ============    ===========
   Diluted                                                                 3,956,977      4,157,721      4,273,500
                                                                        ============   ============    ===========


See notes to consolidated financial statements.



NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------


                                                                                                 NOTES AND
                                                                                                  RELATED
                                                                                                 INTEREST
                                                                                  ACCUMULATED   RECEIVABLE
                                                                                     OTHER         FROM          TOTAL
                                     COMMON STOCK      ADDITIONAL                COMPREHENSIVE  PURCHASE OF     COMMON
                                     ------------        PAID-IN     RETAINED       INCOME        COMMON     STOCKHOLDERS'
                                   SHARES     AMOUNT     CAPITAL     EARNINGS       (LOSS)         STOCK        EQUITY
BALANCE AT AUGUST 31, 1996       4,199,275  $ 83,985  $5,158,344   $3,143,526      $  40,518   $ (129,807) $ 8,296,566

   Repurchase of common stock       (9,000)     (180)    (15,500)     (37,420)            -            -       (53,100)
   Issuance of common stock
     for services provided           3,000        60      15,315           -              -            -        15,375
   Stock options exercised           9,233       185      27,669           -              -            -        27,854
   Dividends on common stock -
     $.12 per share                     -         -           -      (504,733)            -            -      (504,733)
   Comprehensive earnings, 1997:
     Foreign currency translation
       adjustment                       -         -           -            -        (293,109)          -      (293,109)
     Net income                         -         -           -     2,615,848             -            -     2,615,848
                                                                                                           -----------
       Comprehensive earnings 1997      -         -           -            -              -            -     2,322,739
                                 ---------  --------  ----------   ----------      ---------   ----------  -----------

BALANCE AT AUGUST 31, 1997       4,202,508    84,050   5,185,828    5,217,221       (252,591)    (129,807)  10,104,701

   Repurchase of common stock     (374,765)   (7,495)   (775,131)  (2,364,042)            -            -    (3,146,668)
   Stock options exercised          19,709       394      66,470           -              -            -        66,864
   Dividends on common stock -
     $.15 per share                     -         -           -      (621,798)            -            -      (621,798)
   Comprehensive earnings, 1998:
     Foreign currency translation
       adjustment                       -         -           -            -        (140,930)          -      (140,930)
     Net income                         -         -           -     2,619,315             -            -     2,619,315
                                                                                                           -----------
       Comprehensive earnings 1998      -         -           -            -              -            -     2,478,385
                                 ---------  --------  ----------   ----------      ---------   ----------  -----------

BALANCE AT AUGUST 31, 1998       3,847,452    76,949   4,477,167    4,850,696       (393,521)    (129,807)   8,881,484


   Repurchase of common stock      (80,989)   (1,620)   (186,275)    (326,227)            -            -      (514,122)
   Issuance of common stock for
     services provided               3,200        64      21,986           -              -            -        22,050
   Stock options exercised          95,440     1,909     300,928           -              -            -       302,837
   Dividends on common stock -
     $.15 per share                     -         -           -      (581,104)            -            -      (581,104)
   Comprehensive earnings, 1999:
     Foreign currency translation
       adjustment                       -         -           -            -          74,960           -        74,960
     Net income                         -         -           -     2,538,185             -            -     2,538,185
                                                                                                           -----------
       Comprehensive earnings 1999      -         -           -            -              -            -     2,613,145
                                 ---------  --------  ----------   ----------      ---------   ----------  -----------

BALANCE AT AUGUST 31, 1999       3,865,103  $ 77,302  $4,613,806   $6,481,550      $(318,561)  $ (129,807) $10,724,290
                                 =========  ========  ==========   ==========      =========   ==========  ===========


See notes consolidated to financial statements.


NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED AUGUST 31, 1999, 1998, AND 1997
------------------------------------------------------------------------------------------------------------------
                                                                       1999             1998            1997
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                     $   2,538,185    $    2,619,315   $   2,615,848
   Adjustments to reconcile net income to net cash provided
       by operating activities:
     Depreciation                                                       156,540           118,127         100,497
     Impairment loss                                                     50,941                -               -
     Equity in income of corporate joint ventures and
       European holding company                                        (368,711)         (549,875)       (712,244)
     Dividends received from corporate joint ventures                    88,890           284,461          69,147
     Deferred income taxes                                              (30,000)           20,000        (110,000)
     Deferred gross profit                                              (60,000)            2,000           9,000
     Common stock issued for services                                    22,050                -               -
     Changes in assets and liabilities:
       Receivables:
         Trade receivables                                             (662,108)          122,232         (36,685)
         Corporate joint ventures                                      (121,389)          165,387           7,026
       Inventories                                                      (44,005)         (127,902)       (257,406)
       Prepaid expenses and other                                        81,251             8,937           1,407
       Accounts payable                                                  (7,276)           (5,873)          7,618
       Income taxes                                                     240,772          (310,451)        (86,833)
       Accrued liabilities                                               98,285          (298,151)        146,108
                                                                  -------------    ---------------  -------------
           Total adjustments                                           (554,760)         (571,108)       (862,365)
                                                                  -------------    --------------   -------------
           Net cash provided by operating activities                  1,983,425         2,048,207       1,753,483

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property                                               (316,759)         (110,809)        (82,009)
   Investments in corporate joint ventures and European
     holding company                                                   (522,661)         (199,311)       (442,044)
   Decrease (increase) in other assets                                  198,103           218,438        (461,404)
                                                                  -------------    --------------   -------------
           Net cash used in investing activities                       (641,317)          (91,682)       (985,457)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends paid                                                      (581,104)         (621,798)       (504,733)
   Repurchase of common stock                                          (319,122)       (3,146,668)        (53,100)
   Issuance of common stock                                             107,837            66,864          27,854
                                                                  -------------    --------------   -------------
           Net cash used in financing activities                       (792,389)       (3,701,602)       (529,979)
                                                                  -------------    --------------   -------------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                     549,719        (1,745,077)        238,047

CASH AND CASH EQUIVALENTS AT BEGINNING
   OF YEAR                                                            2,200,490         3,945,567       3,707,520
                                                                  -------------    --------------   -------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                          $   2,750,209    $    2,200,490   $   3,945,567
                                                                  =============    ==============   =============


See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED AUGUST 31, 1999, 1998, AND 1997
--------------------------------------------------------------------------------

1.      NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

        BUSINESS OPERATIONS - Northern Technologies International Corporation and Subsidiary (the Company) is engaged in the development, manufacture, and marketing of proprietary materials science based industrial products and electronic sensing instruments.

        CONSOLIDATION - The consolidated financial statements include the accounts of Northern Technologies International Corporation and its subsidiary. All significant intercompany transactions have been eliminated.

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

        INVESTMENT IN EUROPEAN HOLDING COMPANY - Investment in European holding company is accounted for using the equity method.

        RECOVERABILITY OF LONG-LIVED ASSETS - The Company reviews its long-lived assets whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. The Company determines potential impairment by comparing the carrying value of the assets with expected net cash flows expected to be provided by operating activities of the business or related products. Should the sum of the expected future net cash flows be less than the carrying value, the Company would determine whether an impairment loss should be recognized. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the asset based on market value that is based on the discounted cash flows expected to be generated by the asset. As of August 31, 1999, the Company did not consider any of its assets impaired, except for $50,941 relating to the Company's investment in a corporate joint venture.

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

        FOREIGN CURRENCY TRANSLATION - The functional currency of the corporate joint ventures and the foreign company is the applicable local currency. The translation of the applicable foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average monthly exchange rate. Translation gains or losses are reported as an element of other comprehensive income (loss).

        REVENUE RECOGNITION - Revenue is recognized when products are shipped. A portion of the gross profit on products shipped to the Company's corporate joint ventures is deferred until such products are sold by the corporate joint ventures.

        RESEARCH AND DEVELOPMENT - Research and development expenditures are expensed as incurred. Total research and development expenses were $578,231, $487,456, and $432,943 for the years ended August 31, 1999,
        1998, and 1997, respectively.

        FEES FOR TECHNICAL AND OTHER SUPPORT TO CORPORATE JOINT VENTURES - Fees for technical and other support to corporate joint ventures are recognized at the time the service is provided.

        STOCK-BASED COMPENSATION - The Company has adopted SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. This statement defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, the statement also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company accounts for stock options grants and awards to employees in accordance with APB Opinion No. 25 and related interpretations.

        NET INCOME PER SHARE - Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share assumes the exercise of stock options using the treasury stock method, if dilutive. Diluted net income per share is computed by dividing net income by the weighted average common and common equivalent shares outstanding. For the years ended August 31, 1999, 1998, and 1997, the assumed exercise of stock options increased the weighted average common and common equivalent shares outstanding by 41,976, 73,313, and 68,898 shares, respectively. Options to purchase 29,041, 11,575, and 0 shares of common stock as of August 31, 1999, 1998, and 1997, respectively, were not included in the computations of diluted net income per share because the options' exercise prices were greater than the average market price of the Company's common stock during the respective periods.

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

        COMPREHENSIVE INCOME - On September 1, 1998, the Company retroactively adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME, which establishes standards for reporting and display of comprehensive income and its components, such as foreign currency translation adjustments, in a full set of general-purpose financial statements. Comprehensive income includes all changes in stockholders' equity except those resulting from investments by and distributions to owners.

        NEW ACCOUNTING STANDARD - In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. In July 1999, FASB issued SFAS No. 137, delaying the effective date of SFAS No. 133 for one year to fiscal years beginning after June 15, 2000, with earlier adoption encouraged. The Company has not yet determined the effects SFAS No. 133 will have on its financial position or the results of its operations.

        RECLASSIFICATIONS - Certain reclassifications have been made to the 1998 and 1997 financial statements to conform to the presentation used in the 1999 financial statements. The reclassifications had no effect on stockholders' equity or net income as previously reported.

2.      INVENTORIES

        Inventories at August 31 consist of the following:

                                                     1999            1998

        Production materials                     $    218,701   $     163,177
        Work-in-process                                24,753          32,334
        Finished goods                                770,071         774,009
                                                 ------------   -------------
                                                 $  1,013,525   $     969,520
                                                 ============   =============

3.      PROPERTY AND EQUIPMENT

        Property and equipment at August 31 consist of the following:

                                                      1999           1998

        Land                                     $    246,097   $     246,097
        Buildings and improvements                  1,100,757       1,077,670
        Machinery and equipment                       964,152         674,002
                                                 ------------   -------------
                                                    2,311,006       1,997,769
        Less accumulated depreciation               1,195,777       1,042,759
                                                 ------------   -------------
                                                 $  1,115,229   $     955,010
                                                 ============   =============

4.      INVESTMENTS IN CORPORATE JOINT VENTURES AND EUROPEAN HOLDING COMPANY

        JOINT VENTURES - The Company participates in various corporate joint ventures in countries outside the United States and in similar noncontractual arrangements in various other countries. All joint ventures are owned 50% by the Company except where the Company has allowed a related third party to purchase from a joint venture a portion of the ownership that the Company would otherwise have purchased. A related third party owns 25% of the joint venture in South Korea. The joint ventures provide for the manufacturing, marketing, and distributing of material science based industrial products. The Company also has a 50% ownership interest in a limited liability company for its joint venture investments in the Asean region. A related party owns the remaining 50% ownership interest in this company. The Company has established corporate joint ventures, which the Company has an ownership interest in either directly or indirectly, as follows:

                                                                      Date of
                  Country                                           Investment

                  Japan                                                 1987
                  Taiwan                                                1990
                  France                                                1990
                  Germany                                               1991
                  Sweden                                                1991
                  Singapore                                             1991
                  Brazil                                                1993
                  Austria                                               1994
                  Russia                                                1994
                  South Korea                                           1994
                  Finland                                               1995
                  Italy                                                 1996
                  United Kingdom                                        1997
                  Czech Republic                                        1997
                  Indonesia                                             1998
                  Poland                                                1998
                  Thailand                                              1998

        Fees earned from the corporate joint ventures under licenses and technical and other support agreements were $2,459,697, $1,868,938, and $2,213,228 for the years ended August 31, 1999, 1998, and 1997, respectively.

        The Company incurred expenses associated with corporate joint ventures of $741,703, $566,051, and $457,263 for the years ended August 31, 1999,
        1998, and 1997, respectively. These expenses consist primarily of legal fees regarding the development of new joint ventures, travel, and technical services regarding existing joint ventures.

        Summarized financial information from the audited and unaudited financial statements of joint ventures carried on the equity basis is as follows:

                                                                                              August 31
                                                                                   --------------------------------
                                                                                          1999           1998
        Current assets                                                              $   11,417,847  $    9,364,206
        Total assets                                                                    12,595,710      10,395,022
        Current liabilities                                                              5,658,770       4,476,445
        Noncurrent liabilities                                                              52,968          15,715
        Stockholders' equity                                                             6,883,972       5,902,862
        Northern Technologies International Corporation's
         share of corporate joint ventures' equity                                       3,424,623       2,754,165

                                                                                  Years Ended August 31
                                                                 --------------------------------------------------
                                                                        1999            1998             1997

        Sales                                                     $    22,022,767  $   19,577,995   $    19,758,086
        Gross profit                                                   11,389,838       9,930,884        10,807,776
        Net income                                                      1,038,785       1,216,111         1,497,148
        Northern Technologies International
         Corporation's share of equity in income
         of corporate joint ventures                                      369,325         556,644           712,244

        During 1999, the Company purchased the remaining 50% ownership interests of two corporate joint ventures the Company did not previously own for $452,152. The Company has not consolidated the accounts of the two corporate joint ventures in its financial statements due to the Company's intention of reducing its ownership percentage in both entities to 50% or less in fiscal 2000.

        EUROPEAN HOLDING COMPANY - During 1997, the Company invested $254,639 for a 50% ownership interest in a European holding company. To date, the entity has been inactive and its assets as of August 31, 1999 and 1998 consist primarily of cash and cash equivalents. The Company's share of equity in loss of European holding company was $614 and $6,769 for the years ended August 31, 1999 and 1998, respectively.


5.      STOCKHOLDERS' EQUITY

        During 1999, 1998, and 1997, the Company acquired and retired 80,989, 374,765, and 9,000 shares of common stock for $514,122, $3,146,668, and
        $53,100, respectively.

        During 1999, the Company issued 3,200 shares of common stock in return for services provided. The value of the common stock issued, $22,050, was determined based on the market value of the Company's common stock.

        During 1997, certain employees received 3,000 shares of common stock, in return for services provided and expensed in 1996. The value of the common stock issued, $15,375 in 1997, was determined based on the market value of the Company's common stock.

        A note receivable of $129,807 (including accrued interest of $4,432) resulting from the exercise of warrants has been shown as a reduction of stockholders' equity. The note receivable bears interest at a rate of 11% and is due on demand. The increase in accrued interest receivable on the outstanding note receivable as of August 31, 1999 and 1998 has been fully reserved for, due to the uncertainty as to when the interest would be paid.

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

        A summary of the status of the Company's stock options for the years ended August 31 is as follows:

                                                     1999                   1998                     1997
                                            ----------------------   ---------------------   ----------------------
                                                         Wgtd Avg                Wgtd Avg                Wgtd Avg
                                              Shares    Exer Price    Shares    Exer Price    Shares    Exer Price
        Outstanding at beginning of year      124,236     $ 4.24      132,370     $ 3.46      133,203      $ 3.34
        Granted                                52,000       6.31       11,575      11.81       12,000        5.00
        Exercised                             (95,440)      3.17      (19,709)      3.39       (9,233)       3.02
        Canceled                                   -        -              -        -          (3,600)       5.50
                                            ---------                --------                --------

        Outstanding at end of year             80,796     $ 6.83      124,236     $ 4.24      132,370      $ 3.46
                                            =========     ======     ========     ======     ========      ======

        Options exercisable at year-end        17,751     $ 6.51      101,909     $ 3.25       85,608      $ 3.16
                                            =========     ======     ========     ======     ========      ======

        The following table summarizes information about stock options outstanding at August 31, 1999:

                                              Options Outstanding
                                  ------------------------------------------
                                                    Weighted                                Options Exercisable
                                                     Average                            -------------------------
                                                    Remaining       Weighted                             Weighted
          Range of                                 Contractual       Average                              Average
          Exercise                  Number            Life          Exercise              Number         Exercise
           Prices                 Outstanding        (Years)          Price             Exercisable        Price
        $3.00                          2,000              .01      $     3.00               2,000         $   3.00
        $5.00 - $6.88                 67,888             3.62            6.14              12,558             5.73
        $10.63 - $12.00               10,908             3.04           11.80               3,193            11.77
                                   ---------                                            ---------
        $3.00 - $12.00                80,796             3.45      $     6.83              17,751         $   6.51
                                   =========         ========      ==========           =========         ========

        If compensation cost for the Company's Plan had been determined based on the fair value at the grant date for awards in the years ended August 31, consistent with the provisions of SFAS No. 123, the Company's net income would have changed to the pro forma amounts indicated below:

                                                                        1999            1998             1997
        Net income, as reported                                    $    2,538,185   $   2,619,315   $    2,615,848
        Net income, pro forma                                           2,488,042       2,594,076        2,603,869

        Basic net income per common share, as reported             $          .65   $         .64   $          .62
        Basic net income per common share, pro forma                          .64             .64              .62

        Diluted net income per share, as reported                             .64             .63              .61
        Diluted net income per share, pro forma                               .63             .62              .61

        The fair value of each option grant is estimated on the grant date using the Black-Sholes option-pricing model with the following assumptions and results for the grants:

                                                                               1999           1998           1997
        Dividend yield                                                         2.0%           2.0%           2.0%
        Expected volatility                                                   48.2%          49.0%          49.8%
        Expected life of option                                                5              5              5
        Average risk-free interest rate                                        4.71%          6.16%          6.50%
        Average fair value of options on grant date                         $  2.57          $5.09          $2.27

6.      SEGMENT INFORMATION

        The Company is engaged in the development, manufacture, and marketing of proprietary material science based industrial products and electronic sensing instruments. Further disclosure regarding the two businesses is not presented, as management uses the consolidated information to allocate resources and evaluate performance.

        Sales by geographic location as a percentage of total sales were as follows:

                                                           1999        1998       1997
        U.S.A. to unaffiliated customers                      75%          70%        74%
        Outside the U.S.A. to:
         Corporate joint ventures in which the
             Company is a shareholder directly
             and indirectly                                    6           10         17
         Unaffiliated customers                               19           20          9
                                                          ------      -------    -------
                                                             100%         100%       100%
                                                          ======      =======    =======

        No single customer accounted for more than 10% of net sales for the year ended August 31, 1999. One customer accounted for approximately 16% and 14% of net sales for the years ended August 31, 1998 and 1997, respectively.

7.      RETIREMENT PLAN

        The Company has a 401(k) employee savings plan. Employees who meet certain age and service requirements may elect to contribute up to 15% of their salaries. The Company contributes the lesser of 50% of the participant's contributions or 3 1/2% of the employee's salary. The Company recognized expense for the savings plan of $39,000, $40,000, and $36,000 for the years ended August 31, 1999, 1998, and 1997, respectively.

8.      RELATED PARTY TRANSACTIONS

        The Company paid reimbursement for travel and related expenses of $414,500, $458,000, and $382,000 for the years ended August 31, 1999,
        1998, and 1997, respectively, to a financial and management consulting firm of which the Company's Co-Chief Executive Officer and Chairman of the Board and another Executive Officer are officers and directors.

9.      INCOME TAXES

        The provisions for income taxes for the years ended August 31 consist of the following:

                                  1999            1998           1997
        Current:
         Federal              $     990,000  $   1,180,000  $    1,200,000
         State                      110,000        120,000         115,000
                              -------------  -------------  --------------
                                  1,100,000      1,300,000       1,315,000

        Deferred:
         Federal                     (5,000)        18,000        (101,000)
         State                      (25,000)         2,000          (9,000)
                              -------------  -------------  --------------
                                    (30,000)        20,000        (110,000)
                              -------------  -------------  --------------
                              $   1,070,000  $   1,320,000  $    1,205,000
                              =============  =============  ==============

        Reconciliations of the expected federal income tax at the statutory rate with the provisions for income taxes for the years ended August 31 are as follows:

                                                         1999             1998           1997
        Tax computed at statutory rates               $   1,263,000  $   1,379,000   $    1,337,000
        State income tax, net of federal benefit             71,000         80,000           71,000
        Equity in income of joint ventures                 (125,000)      (187,000)        (242,000)
        Change in valuation allowance                      (162,000)            -                -
        Other                                                23,000         48,000           39,000
                                                      -------------  -------------   --------------
                                                      $   1,070,000  $   1,320,000   $    1,205,000
                                                      =============  =============   ==============

        The Company has not recognized a deferred tax liability relating to investments in foreign corporate joint ventures and European holding company that are essentially permanent in duration of $840,000 and $740,000 at August 31, 1999 and 1998, respectively. If some or all of the undistributed earnings of the foreign corporate joint ventures and European holding company are remitted to the Company in the future, income taxes, if any, after the application of foreign tax credits will be provided at that time.

        The tax effect of the temporary differences and tax carryforwards comprising the net deferred taxes shown on the balance sheets at August 31 are as follows:

                                                    1999          1998
        Current:
         Allowance for doubtful accounts        $    10,000    $     9,000
         Inventory costs                             20,000         18,000
         Prepaid expenses and other                  96,000         70,000
         Accrued expenses                            22,000         90,000
         Deferred gross profit                       22,000         43,000
                                                -----------    -----------
                   Total current                $   170,000    $   230,000
                                                ===========    ===========

        Noncurrent:
         Excess of book over tax depreciation  $    76,000    $    35,000
         Investment write-offs                     568,000        568,000
         Net operating loss carryforward                -         162,000
         Joint venture expenses                     91,000         47,000
         Interest receivable relating to notes      43,000         38,000
         Valuation allowance                      (568,000)      (730,000)
                                               -----------    -----------
                   Total noncurrent            $   210,000    $   120,000
                                               ===========    ===========

10.     CONTINGENCIES

        The Company is involved in various legal actions arising in the normal course of business. Management is of the opinion that any judgment or settlement resulting from pending or threatened litigation would not have a material adverse effect on the financial position or results of operations of the Company.

11.     STATEMENTS OF CASH FLOWS

        Supplemental disclosures of cash flow information for the years ended August 31 consist of:

                                                                        1999             1998          1997
        Cash paid during the year for income taxes                      $     733,047   $   1,610,451   $ 1,401,833
        Increase (decrease) in the Company's investment in
         corporate joint ventures and accumulated other
         comprehensive income (loss) due to changes in
         exchange rates                                                        74,960        (140,930)     (293,109)
        Issuance of common stock in exchange for services
         provided in 1996 and accrued for at August 31, 1996                       -               -         15,375
        Issuance of common stock in exchange for services                      22,050              -             -
        Exercise of stock options with outstanding common stock               195,000              -             -

12.     SUBSEQUENT EVENT

        On November 19, 1999, the Company's Board of Directors declared a $.16 per share dividend on all outstanding shares of the Company's common stock to be distributed on December 17, 1999 to holders of record on December 3, 1999.

13.     QUARTERLY INFORMATION (UNAUDITED)

                                                                               Quarter Ended
                                                        -----------------------------------------------------------
                                                        November 30      February 28       May 31        August 31
        Fiscal 1999:
          Net sales                                    $  2,155,395     $  2,005,873   $  2,442,319    $  3,266,944
          Gross profit                                    1,085,692        1,027,387      1,192,792       1,837,732
          Income before income taxes                        777,643          580,278        907,074       1,343,190
          Income taxes                                      220,000          205,000        245,000         400,000
          Net income                                        557,643          375,278        662,074         943,190

       Net income per share:
          Basic                                        $        .14     $        .10   $        .17    $        .24
          Diluted                                               .14              .10            .17             .24

       Weighted average common shares outstanding:
         Basic                                            3,856,408        3,871,863      3,863,446       3,886,833
         Diluted                                          3,900,463        3,911,779      3,924,514       3,912,202


        Fiscal 1998:
          Net sales                                    $  2,682,741     $  2,532,442   $  2,607,271    $  2,255,040
          Gross profit                                    1,295,226        1,290,781      1,339,228       1,204,443
          Income before income taxes                        814,006          788,928      1,012,775       1,323,606
          Income taxes                                      250,000          250,000        320,000         500,000
          Net income                                        564,006          538,928        692,775         823,606

       Net income per share:
          Basic                                        $        .13     $        .13   $        .17    $        .21
          Diluted                                               .13              .13            .17             .20

       Weighted average common shares outstanding:
         Basic                                            4,194,464        4,143,451      4,041,299       3,960,933
         Diluted                                          4,284,746        4,219,147      4,111,299       4,018,205


        During the fourth quarters of 1999 and 1998, the Company adjusted the carrying value of inventory as a result of a complete annual physical count and valuation. This annual counting and pricing was more comprehensive than that which had been conducted on an interim basis. As a result, the Company decreased cost of sales by approximately $50,000 in the fourth quarters of 1999 and 1998, respectively. It is not practicable to determine the periods of the fiscal year to which these adjustments relate.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 9.           DIRECTORS,  EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

A.       DIRECTORS OF THE REGISTRANT

         The following table sets forth certain information as of November 19, 1999, which has been furnished to the Company by the directors named below.


            NAME                   AGE                    PRINCIPAL OCCUPATION                     DIRECTOR SINCE
            ----                   ---                    --------------------                     --------------

Sidney Dworkin                     78       Chairman of the Board and Chief Executive                   1979
                                            Officer of Advanced Modular Systems, Inc.

Vincent J. Graziano                66       President Emeritus of the Company and Internal              1979
                                            Consultant

Gerhard Hahn                       55       General Manager of Knuppel KG                               1996

Dr. Donald A. Kubik                59       Vice Chairman and Chief Technology Officer of               1995
                                            the Company; Member of Executive Committee
                                            Serving as Co-Chief Executive Officer of the
                                            Company

Richard G. Lareau                  71       Partner of Oppenheimer Wolff & Donnelly LLP                 1980

Philip M. Lynch                    63       Co-Chief Executive Officer and Chairman of the              1979
                                            Board of the Company and Executive Vice
                                            President of Inter Alia Holding Company

Haruhiko Rikuta                    34       Corporate Officer of Taiyonic Limited and                   1997
                                            President of NTI Asean LLC

Dr. Milan R. Vukcevich             62       Chief Scientist Research and Development of                 1995
                                            Bicron Saint-Gobain Industrial Ceramics

         Mr. Dworkin has been Chairman of the Board and Chief Executive Officer of Advanced Modular Systems, Inc., a company which sells and leases modular buildings, since 1988. In addition, since September 1987, Mr. Dworkin has been an independent venture capitalist. Mr. Dworkin also serves as a director of CCA Industries, Inc., Cragar Industries, Inc., Grand Court Lifestyle, Inc., Viragen, Inc., and

Paragon Mortgage Company, Inc. and as Chairman of the Board of Comtrex Systems Corp., Nova Pet, Inc., and Marbledge Group, Inc.

         Mr. Graziano was employed by the Company from 1976 until his retirement from the Company in 1999, and was President of the Company at the time he retired. Since his retirement from the Company in September 1999, Mr. Graziano has been serving as an internal consultant to the Company. Prior to joining the Company, Mr. Graziano served as Manager of Manufacturing Systems with the management consulting department of Peat, Marwick, Mitchell & Co. in Europe and the United States for nine years.

         Mr. Hahn has been employed as General Manager by Knuppel KG, a German packaging firm, since 1966. Mr. Hahn has also been employed by Excor Korrosionsschutz-Technologien and Produkte GmbH (the Company's German joint venture) since 1991.

         Dr. Kubik has been employed by the Company since 1978, has been Vice Chairman since September 1999. Dr Kubik was Vice President of the Company from 1979 to September 1999 and was Treasurer of the Company from 1998 to September 1999. Dr. Kubik was appointed Vice Chairman in September 1999, and since then he has been a Member of the Executive Committee Serving as Co-Chief Executive Officer of the Company. During his employment as Chief Technology Officer with the Company, Dr. Kubik has been responsible for developing the patent that led to the Company's introduction of protective plastic film and paper products incorporating volatile corrosion inhibitors. Prior to joining the Company, Dr. Kubik held a research and development position with 3M Company.

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

         Dr. Vukcevich is employed as Chief Scientist Research and Development of Bicron Saint-Gobain Industrial Ceramics. Dr. Vukcevich was employed by GE Lighting from 1973 to 1995, holding various positions including Chief Scientist, Manager of Metallurgical Engineering and Coordinator of International Research and Development in Materials Science.

B.       EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Company, their ages and the offices held, as of November 19, 1999, are as follows:


                  NAME                 AGE                        POSITION IN THE COMPANY
                  ----                 ---                        -----------------------

      Philip M. Lynch                  63      Chairman of the Board and Co-Chief Executive Officer

      Dr. Donald A. Kubik              59      Vice Chairman, Chief Technology Officer and Member of
                                               the Executive Committee Serving as Co-Chief Executive
                                               Officer and Director

      Loren M. Ehrmanntraut            72      Chief Financial Officer and Member of the Executive
                                               Committee Serving as Co-Chief Executive Officer

      G. Patrick Lynch                 32      Vice President of Strategic Planning, Secretary and Member
                                               of the Executive Committee Serving as Co-Chief Executive
                                               Officer

      Matjaz Korosec                   32      Vice President of Financial Planning, Treasurer and Member
                                               of the Executive Committee Serving as Co-Chief Executive
                                               Officer

      Elsie F. Gilles                  58      Controller and Assistant Secretary


         Mr. Philip M. Lynch has been Executive Vice President of Inter Alia Holding Company for more than five years. Refer to "Directors of the Registrant" for a more detailed discussion.

         Dr. Donald A. Kubik has been employed by the Company since 1978. Refer to "Directors of the Registrant" for a more detailed discussion.

         Mr. Loren M. Ehrmanntraut has been employed by the Company since 1973. He has served as Chief Financial Officer since 1997 and as Secretary of the Company since 1978 to September 1999. Since September 1999, he has been a member of the Executive Committee serving as Co-Chief Executive Officer. From 1974 to March 1997, Mr. Ehrmanntraut served as Treasurer of the Company. Prior to joining the Company, Mr. Ehrmanntraut spent four years with Bankers Mortgage Corporation and its subsidiaries performing accounting, finance and personnel duties. Prior to his employ with Bankers Mortgage Corporation, Mr. Ehrmanntraut served as controller for Physicians and Surgeons Underwriters Insurance Company, office manager for Employers Overload Corporation, accountant, auditor, and various personnel positions with American Hardware Mutual Insurance Company and as an auditor with Ernst and Ernst.

         Mr. G. Patrick Lynch, an employee of the Company since 1995, has been Vice President of Strategic Planning since 1999 and has been Secretary and a member of the Executive Committee serving as Co-Chief Executive Officer since September 1999. Mr. Lynch is also and officer and director of Inter Alia Holding Company. Prior to joining the Company, Mr. Lynch held positions in sales management for Fuji Electric Co., Ltd. in Tokyo, Japan, and programming project management for BMW AG in Munich, Germany. Mr. Lynch received an M.B.A. degree from the University of Michigan Business School in Ann Arbor, Michigan. Mr. Lynch is the son of Mr. Philip M. Lynch.

         Mr. Matjaz Korosec has been employed by the Company since 1999, and has been Treasurer and a member of the Executive Committee serving as Co-Chief Executive Officer since September 1999. Previously, Mr. Korosec was Advisor to the Government and Head of Debt Management at the Ministry of Finance of the Republic of Slovenia. He also served on the Board of Directors of the Slovenian

Ecological Fund. Prior to this, he was Controller of an Industrial Division of Honeywell GmbH in Vienna, Austria. Mr. Korosec is a Slovenian citizen. Mr. Korosec holds an M.B.A. degree from the University of Michigan Business School in Ann Arbor, Michigan.

         Ms. Elsie F. Gilles has been employed by the Company since 1985, serving in a variety of capacities in the areas of accounting and personnel. Ms. Gilles has been Controller and Assistant Secretary since 1998.

C.       COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers and all persons who beneficially own more than 10% of the outstanding shares of the Company's Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the Company's Common Stock. Executive officers, directors and greater than 10% beneficial owners are also required to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based upon a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended August 31, 1999, none of the Company's directors or officers or beneficial owners of greater than 10% of the Company's Common Stock failed to file on a timely basis the forms required by
Section 16 of the Exchange Act, except that one Form 3 was filed approximately three months late on behalf of Mr. Matjaz Korosec.

ITEM 10.  EXECUTIVE COMPENSATION.

A.       COMPENSATION OF DIRECTORS

         DIRECTORS FEES. Each person who was a non-employee director received an annual retainer of $7,500 in fiscal 1999 for services rendered as a director of the Company. Each non-employee director of the Company receives $750 for each Board meeting and $500 for each Board committee meeting attended. The Chairman of the Board does not receive any Board or committee meeting fee. The Company pays the premium on a group insurance policy for the Chairman of the Board.

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

         On September 1, 1997, Messrs. Dworkin, Hahn, Lareau, Lynch and Vukcevich each received a Director Option to purchase 2,000 shares of Common Stock at an exercise price of $12.00 per share; however, these options were cancelled in 1999. On November 19, 1997, Mr. Rikuta received a Director Option to purchase 1,575 shares of Common Stock at an exercise price of $10.625 per share. On September 1, 1998, Messrs. Dworkin, Hahn, Lareau, Lynch, Rikuta and Vukcevich each received a Director Option to purchase 2,000 shares of Common Stock at an exercise price of $6.25 per share, and on September 1, 1999, the same individuals each received a Director Option to purchase 2,000 shares of Common Stock at an exercise price of $6.5625 per share. Subsequently, Mr. Lynch returned his September 1, 1999 Director Option to purchase 2,000 shares to the Option Plan. All of such Director Options granted vest in equal one-third installments over a three-year period.

B.       SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION PAID TO EXECUTIVE
         OFFICERS

         The following table provides summary information concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of the Company's Co-Chief Executive Officers and the most highly compensated executive officers of the Company whose cash and non-cash salary and bonus exceeded $100,000 in the fiscal year ended August 31, 1999 (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE
                                                                                     LONG-TERM
                                                          ANNUAL COMPENSATION      COMPENSATION
                                                                                    SECURITIES
                                                                       BONUS        UNDERLYING           ALL OTHER
       NAME AND PRINCIPAL POSITION            YEAR      SALARY ($)     ($)(1)       OPTIONS (#)     COMPENSATION ($)(2)
       ---------------------------            ----      ----------     ------       -----------     -------------------
Vincent J. Graziano  (4)                      1999      $230,000         $     0            0               $5,000
PRESIDENT AND CO-CHIEF EXECUTIVE OFFICER      1998       230,000          55,000            0                4,750
                                              1997       217,107          55,000            0                4,750

Philip M. Lynch                               1999             0               0            0                    0 (3)
CHAIRMAN OF THE BOARD AND CO-CHIEF            1998             0               0        2,000                    0 (3)
EXECUTIVE OFFICER                             1997             0               0        2,000                    0 (3)

Donald A. Kubik                               1999       200,000               0            0                4,667
VICE CHAIRMAN                                 1998       200,000          55,000            0                5,000
                                              1997       176,082          55,000            0                4,750

Loren M. Ehrmanntraut                         1999       117,410               0            0                3,025
CHIEF FINANCIAL OFFICER                       1998       117,410          55,000            0                5,000
                                              1997       107,410          55,000            0                5,013

Constance M. Fason                            1999       108,000               0            0                2,520
VICE PRESIDENT                                1998       108,000               0            0                    0


----------------------------

(1) Bonuses paid in 1998 were earned in 1997 and bonuses paid in 1997 were earned in 1996.

(2) Compensation hereunder consists of contributions to the 401(k) plans of the Named Executive Officers.

(3) Does not include any commissions payable to Inter Alia Holding Company, an entity of which Mr. Lynch is an officer and director, under a certain Manufacturer's Representative Agreement. See "Item 12 Certain Relationships and Related Transactions."

(4) Retired as President and Co - Chief Executive Officer in September 1999. Mr. Graziano's duties as Co-Chief Executive Officer are now fulfilled by an Executive Committee the Members of which are Messrs. Kubik, Ehrmanntraut, Korosec and G. Patrick Lynch.

C.       OPTION GRANTS AND EXERCISES.

         The following tables provide information for the year ended August 31, 1999 as to individual grants of options to purchase shares of the Common Stock, exercises of options and the potential realizable value of the options held by the Named Executive Officers at August 31, 1999.

                                            OPTION GRANTS IN FISCAL 1999

                                                       PERCENT OF TOTAL OPTIONS
                                                         GRANTED TO EMPLOYEES    EXERCISE OR BASE
            NAME                OPTIONS GRANTED (1)       IN FISCAL YEAR (2)     PRICE ($/SHARE)    EXPIRATION DATE
            ----                -------------------       ------------------     ---------------    ---------------
Vincent J. Graziano                     10,000                   29%                  $6.25             11/19/03
Donald A. Kubik                         10,000                   29%                   6.25             11/19/03
Loren M. Ehrmanntraut                   10,000                   29%                   6.25             11/19/03
Constance M. Fason                       5,000                   13%                   6.25             11/19/03
Philip M. Lynch                          2,000                    0%                   6.25             11/19/03


(1) These options were granted under the Plan. The options vest in three equal installments on the first, second and third anniversary of the date of grant. To the extent not already exercisable, options granted under the Plan become immediately exercisable in full upon certain "changes in control" (as defined in the Plan) of the Company.

(2)      Mr. Lynch is not an employee of the Company.


                 AGGREGATED OPTION EXERCISES IN FISCAL 1999 AND
                       FISCAL 1999 YEAR-END OPTION VALUES


                                                                  NUMBER OF UNEXERCISED           VALUE OF UNEXERCISED
                                                               OPTIONS AT AUGUST 31, 1999         IN-THE-MONEY OPTIONS
                                                               --------------------------  AT AUGUST 31, 1999 (1) ($)
                                                                           (#)             --------------------------
                                                                           ---
                           SHARES ACQUIRED       VALUE
          NAME             ON EXERCISE (#)    REALIZED ($)    EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
          ----             ---------------    ------------    -----------    -------------    -----------    -------------
Vincent J. Graziano          38,000               $139,500           0          10,000          $    0          $1,250
Philip M. Lynch               5,000                 11,250       3,001           3,999           1,834           1,166
Donald A. Kubik               5,000                 13,000           0          10,000               0           1,250
Loren M. Ehrmanntraut        32,500                 96,875           0          10,000               0           1,250
Constance M. Fason                0                      0           0           5,000               0             625


(1) Value is calculated as the excess of the fair market value of the Common Stock on August 31, 1999 over the exercise price of the options. On August 31, 1999, the fair market value of the Common Stock was $6.375 per share.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth information regarding the beneficial ownership of the Common Stock of the Company as of November 19, 1999, unless other noted, (a) by each stockholder who is known by the Company to own beneficially more than 5% of the outstanding Common Stock, (b) by each director,
(c) each Named Executive Officer, and (d) by all executive officers and directors of the Company as a group.


                                                 SHARES OF COMMON STOCK
                                                 BENEFICIALLY OWNED (1)
                                      -----------------------------------------
NAME                                       AMOUNT          PERCENT OF CLASS (2)

Inter Alia Holding Company                  911,668  (3)           23.6%
Sidney Dworkin                               55,167  (4)            1.4
Elsie F. Gilles                               3,200                 *
Vincent J. Graziano                          62,532  (5)            1.6
Gerhard Hahn                                  7,337                 *
Dr. Donald A. Kubik                         106,673  (6)            2.8
Richard G. Lareau                            27,343  (7)            *
Philip M. Lynch                               3,667  (8)            *
Haruhiko Rikuta                              17,717  (9)            *
Dr. Milan R. Vukcevich                        4,597  (10)           *
Loren M. Ehrmanntraut                        50,333  (11)           1.3
G. Patrick Lynch                              1,700  (12)           *
Matjaz Korosec                                    0                 *
All directors and executive officers
as a group (13 persons)                   1,251,934  (13)          32.4

--------------------

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

(2)      Based on 3,867,992 shares of Common Stock outstanding as of November
         19, 1999.

(3) Includes 911,668 shares held of record by Inter Alia Holding Company, a financial and management consulting firm of which Mr. Philip M. Lynch, the Chairman of the Board of Directors and the Co-Chief Executive Officer of the Company, and Mr. G. Patrick Lynch, Vice President of Strategic Planning, Secretary and Member of the Executive Committee are officers and directors.


(4) Does not include 21,015 shares held by Sidelmar, a partnership in which Mr. Dworkin, a director of the Company, is a general partner. Includes 4,667 shares of Common Stock, which may be acquired within 60 days pursuant to the exercise of options.

(5) Includes 3,333 shares of Common Stock, which may be acquired within 60 days pursuant to the exercise of options.

(6) Includes 3,333 shares of Common Stock, which may be acquired within 60 days pursuant to the exercise of options.

(7) Includes 4,667 shares of Common Stock, which may be acquired within 60 days pursuant to the exercise of options.

(8) Does not include 911,668 shares held of record or beneficially owned by Inter Alia Holding Company, of which Mr. Philip M. Lynch is an officer and director. Includes 3,667 shares of Common Stock, which may be acquired within 60 days pursuant to the exercise of options.

(9) Includes 1,717 shares of Common Stock, which may be acquired within 60 days pursuant to the exercise of options.

(10) Includes 1,333 shares of Common Stock, which may be acquired within 60 days pursuant to the exercise of options.

(11) Includes 3,333 shares of Common Stock, which may be acquired within 60 days pursuant to the exercise of options.

(12) Does not include 911,688 shares held of record or beneficially owned by Inter Alia Holding Company, of which Mr. G. Patrick Lynch is an officer and director.

(13) Includes (i) 911,668 shares held of record by Inter Alia Holding Company, a financial and management consulting firm of which Mr. Philip
         M. Lynch, the Chairman of the Board of Directors and the Co-Chief Executive Officer of the Company, and Mr. G. Patrick Lynch, Vice President of Strategic Planning, Secretary and Member of the Executive Committee are officers and directors, (ii) 21,015 shares held of record by Sidelmar, a partnership in which Mr. Dworkin, a director of the Company, is a general partner, and (iii) options to purchase 26,050 shares which are held by officers and directors of the Company which are exercisable within 60 days. (iv) does not include any shares beneficially owned by Mrs. Constance M. Fason, who resigned effective November 15, 1999.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         On October 1, 1976, the Company entered into a Manufacturer's Representative Agreement with The Saxxon Organization, Incorporated (the "Agreement"). The Agreement has no expiration date and may be terminated by either party upon 60 days written notice. Effective January 9, 1980, the Agreement was assigned to Inter Alia Holding Company, a financial and management consulting firm of which Philip M. Lynch, the Chairman of the Board of Directors of the Company, is an officer and director. Under the Agreement, Inter Alia Holding Company (or the "Representative") is entitled to commissions from the Company on the net proceeds of sales of the Company's product generated by Inter Alia Holding Company. The Representative acts as an independent manufacturer's representative of the Company. It has a non-exclusive worldwide right to offer for sale and solicit orders for the Company's products in accordance with prices determined by the Company. The Representative is responsible for all of its own operating expenses with no entitlement for reimbursement from the Company for this activity. The Representative has not effected any sales within the United States. The Representative has developed sales outside the United States, which resulted in commissions of approximately $45,484, $51,754, and $42,582 for the fiscal years ended August 31, 1999, 1998 and 1997, respectively. In light of the Company's own domestic sales effort and its distributor network within the United States, the Company does not anticipate the Representative developing any sales within the United States. Additionally, the Company's expanding international joint venture program may also limit opportunities abroad for the Representative. Thus, the Company does not anticipate that the Representative will develop any significant sales volume for the Company.

         On August 31, 1984, Inter Alia Holding Company purchased 119,083 shares of the Common Stock and paid therefore by signing a promissory note. The promissory note (the "Note") has a face value of $125,375 and bears interest at 11% per year. The Note was originally due on December 31, 1992 and is currently due on demand. The outstanding balance of the Note, including accrued interest of $119,335, was $244,710 at August 31, 1999.

         The Company paid reimbursement for travel and related Company expenses of $419,500, $458,000 and $382,000 for the year ended August 31, 1999, 1998 and
1997, respectively, to Inter Alia Holding Company of which the Company's Co-Chief Executive Officer and Chairman of the Board is and officer and director. Mr. G. Patrick Lynch, Vice President of Strategic Planning, Secretary and Member of the Executive Committee of the Company is also an officer and director of Inter Alia Holding Company.

         Mr. Gerhard Hahn, a director of the Company, is a shareholder and General Manager of Knuppel KG. Knuppel KG is a 50% partner with the Company in a joint venture in Germany. The German joint venture entity has granted a loan of 750,000 DM to Knuppel KG. The loan is secured by Knuppel KG's equity in the German joint venture and bears interest at 7.5% per annum.

         Mr. Vincent Graziano, who has retired as President and Co-Chief Executive Officer of the Company, but also remains a director of the Company, has agreed to render services to the Company on a half time/half salary basis from December 1, 1999 to December 31, 2000. The Company anticipates paying Mr. Graziano approximately $147,000 in exchange for services rendered during the fiscal year ending August 31, 2000.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      EXHIBITS

         Reference is made to the Exhibit Index hereinafter contained, at page 44 of this Report.

         A copy of any exhibits listed or referred to herein will be furnished at a reasonable cost to any person who is a stockholder upon receipt from any such person of a written request for any such exhibit. Such request should be sent to: Mr. Matjaz Korosec, 6680 N. Highway 49, Lino Lakes, Minnesota 55014;
Attn: Stockholder Information.

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

(b)      REPORTS ON FORM 8-K

         The Company did not file any Current Reports on Form 8-K during the fourth quarter of fiscal 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  NORTHERN TECHNOLOGIES
                                  INTERNATIONAL CORPORATION

Dated:  November 19, 1999         By:      /s/ Philip M. Lynch
                                           -----------------------------------
                                           Philip M. Lynch
                                           Co-Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant on November 19, 1999 in the capacities indicated.


NAME                                     TITLE
----                                     -----
/s/ Philip M. Lynch                      Co-Chief Executive Officer and Chairman of the Board of
Philip M. Lynch                          Directors (principal executive officer)

/s/ G. Patrick Lynch                     Vice President of Strategic Planning, Secretary and
G. Patrick Lynch                         Member of Executive Committee Serving as Co-Chief
                                         Executive Officer (principal executive officer)

/s/ Matjaz Korosec                       Vice President of Financial Planning, Treasurer and
Matjaz Korosec                           Member of Executive Committee Serving as Co-Chief
                                         Executive Officer (principal executive officer)

/s/ Donald A. Kubik, Ph.D.               Vice Chairman and Member of Executive Committee Serving
Donald A. Kubik, Ph.D.                   as Co-Chief Executive Officer (principal executive
                                         officer); Director

/s/ Loren M. Ehrmanntraut                Chief Financial Officer (principal financial officer and
Loren M. Ehrmanntraut                    principal accounting officer)

/s/ Sidney Dworkin                       Director
Sidney Dworkin

/s/ Gerhard Hahn                         Director
Gerhard Hahn

/s/ Richard G. Lareau                    Director
Richard G. Lareau

/s/ Milan R. Vukcevich, Ph.D.            Director
Milan R. Vukcevich, Ph.D.

/s/ Loren M. Ehrmanntraut                Directors
Loren M. Ehrmanntraut, as
attorney-in-fact for Vincent
J. Graziano and Haruhiko Rikuta


                 NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
                  EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-KSB
                       FOR THE YEAR ENDED AUGUST 31, 1999


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

23.1                   Independent Auditors' Consent                        Filed herewith electronically.

24.1                   Power of Attorney                                    Filed herewith electronically.

24.2                   Power of Attorney                                    Filed herewith electronically.

27.1                   Financial Data Schedule                              Filed herewith electronically.
