Form 10QSB
period 1999-11-30
NORTHERN TECHNOLOGIES INTERNATIONAL CORP
filed 2000-01-13
CIK 875582

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


               Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934


For the Quarterly Period Ended:                           Commission File Number
      November 30, 1999                                           1-11038

                 NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
             (Exact name of registrant as specified in its charter)

         Delaware                                       41-0857886
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

                         YES ___X___       NO _______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                             Outstanding as of December 31, 1999
           -----                             -----------------------------------

Common Stock, $.02 par value                               3,870,325

                                            "This document consists of 11
                                            pages. No exhibits are being filed."

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                          NOVEMBER 30,       AUGUST 31,
                                                                                             1999               1999
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                              $  2,680,400     $  2,750,209
   Receivables:
      Trade, less allowance for doubtful accounts of $33,000 and $27,000, respectively       1,944,272        1,704,536
      Corporate joint ventures                                                                 603,759          473,553
   Income tax receivable                                                                       175,412               --
   Inventories                                                                               1,073,371        1,013,525
   Prepaid expenses and other                                                                   46,753           37,008
   Deferred income taxes                                                                       170,000          170,000
                                                                                          ------------     ------------
               Total current assets                                                          6,693,967        6,148,831

PROPERTY AND EQUIPMENT, net                                                                  1,142,182        1,115,229

OTHER ASSETS:
   Investments in corporate joint ventures                                                   3,246,234        3,424,623
   Investment in European holding company                                                      247,253          247,253
   Deferred income taxes                                                                       210,000          210,000
   Other                                                                                       369,680          315,662
                                                                                          ------------     ------------
                                                                                             4,073,167        4,197,538
                                                                                          ------------     ------------
                                                                                          $ 11,909,316     $ 11,461,598
                                                                                          ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                                       $    146,776     $    149,328
   Income taxes payable                                                                             --          307,188
   Dividends payable                                                                           618,985               --
   Accrued liabilities:
      Payroll and related benefits                                                              80,690           54,182
      Other                                                                                    240,594          166,610
                                                                                          ------------     ------------
               Total current liabilities                                                     1,087,045          677,308

DEFERRED GROSS PROFIT                                                                           60,000           60,000

STOCKHOLDERS' EQUITY:
   Preferred stock, no par value, authorized 10,000 shares, none issued Common stock, $.02 par value per share; authorized 10,000,000 shares;
      issued and outstanding  3,868,325 and 3,865,103, respectively                             77,367           77,302
   Additional paid-in capital                                                                4,622,073        4,613,806
   Retained earnings                                                                         6,536,356        6,481,550
   Accumulated other comprehensive loss                                                       (343,718)        (318,561)
                                                                                          ------------     ------------
                                                                                            10,892,078       10,854,097
   Notes and related interest receivable from purchase of common stock                        (129,807)        (129,807)
                                                                                          ------------     ------------
               Total stockholders' equity                                                   10,762,271       10,724,290
                                                                                          ------------     ------------
                                                                                          $ 11,909,316     $ 11,461,598
                                                                                          ============     ============

See notes to financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
THREE MONTHS ENDED NOVEMBER 30, 1999 AND 1998
--------------------------------------------------------------------------------

                                                                     1999             1998
SALES                                                           $  2,831,864     $  2,155,395

COST OF GOODS SOLD                                                 1,348,520        1,069,703
                                                                ------------     ------------

GROSS PROFIT                                                       1,483,344        1,085,692

OPERATING EXPENSES:
   Selling                                                           451,409          341,631
   General and administrative                                        679,798          512,628
   Research, engineering, and technical support                      115,173          102,479
                                                                ------------     ------------
                                                                   1,246,380          956,738
                                                                ------------     ------------

OPERATING INCOME                                                     236,964          128,954

CORPORATE JOINT VENTURES AND EUROPEAN
      HOLDING COMPANY:
   Equity in income of corporate joint ventures and European
      holding company                                                159,317          177,803
   Fees for technical assistance to corporate joint ventures         696,572          594,713
   Corporate joint ventures expense                                 (163,979)        (139,849)
                                                                ------------     ------------
                                                                     691,910          632,667

INTEREST INCOME                                                       34,917           16,022
                                                                ------------     ------------

INCOME BEFORE INCOME TAXES                                           963,791          777,643

INCOME TAXES                                                         290,000          220,000
                                                                ------------     ------------

NET INCOME                                                      $    673,791     $    557,643
                                                                ============     ============

NET INCOME PER SHARE:
   Basic                                                        $        .17     $        .14
                                                                ============     ============
   Diluted                                                      $        .17     $        .14
                                                                ============     ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
   Basic                                                           3,867,379        3,856,408
                                                                ============     ============
   Diluted                                                         3,870,919        3,900,463
                                                                ============     ============

See notes to financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED NOVEMBER 30, 1999 AND 1998
--------------------------------------------------------------------------------

                                                                        1999            1998
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                      $    673,791     $    557,643
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation                                                       37,379           31,275
      Equity in income of corporate joint ventures and European
         holding company                                               (159,317)        (177,803)
      Dividends received from corporate joint ventures                  362,549               --
      Change in current assets and liabilities:
         Receivables:
            Trade                                                      (239,736)        (147,811)
            Corporate joint ventures                                   (130,206)        (194,409)
         Income tax receivable                                         (175,412)         (20,363)
         Inventories                                                    (59,846)         137,782
         Prepaid expenses and other                                      (7,102)          10,741
         Accounts payable                                                (2,552)         (62,706)
         Income taxes payable                                          (307,188)         (66,416)
         Accrued liabilities                                            100,492           17,725
                                                                   ------------     ------------
               Total adjustments                                       (580,939)        (471,985)
                                                                   ------------     ------------
               Net cash provided by operating activities                 92,852           85,658

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in corporate joint ventures                               (50,000)         (20,509)
   Additions to property                                                (64,332)         (31,231)
   (Increase) decrease in other assets                                  (56,661)          13,409
                                                                   ------------     ------------
               Net cash used in investing activities                   (170,993)         (38,331)

CASH FLOWS FROM FINANCING ACTIVITIES -
   Issuance of common stock                                               8,332           90,531
                                                                   ------------     ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                    (69,809)         137,858

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      2,750,209        2,200,490
                                                                   ------------     ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $  2,680,400     $  2,338,348
                                                                   ============     ============

See notes to financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED NOVEMBER 30, 1999 AND 1998
--------------------------------------------------------------------------------

1.   INTERIM FINANCIAL INFORMATION

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all necessary adjustments, which are of a normal recurring nature, to present fairly the consolidated financial position of Northern Technologies International Corporation and Subsidiary as of November 30, 1999 and the results of its operations and its cash flows for the three months ended November 30, 1999 and 1998, in conformity with generally accepted accounting principles.

     These financial statements should be read in conjunction with the financial statements and related notes as of and for the year ended August 31, 1999 contained in the Company's filing on Form 10-KSB dated November 19, 1999 and with Management's Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 7 through 9 of this quarterly report.

2.   COMPREHENSIVE INCOME

     The Company's total comprehensive incomes were as follows:

                                                         Three Months Ended
                                                            November 30
                                                        1999             1998

     Net income                                     $   673,791      $   557,643
     Other comprehensive income (loss)                  (25,157)         117,265
                                                    -----------      -----------
     Total comprehensive income                     $   648,634      $   674,908
                                                    ===========      ===========

3.   INVENTORIES

     Inventories consist of the following:

                                                    November 30,      August 31,
                                                       1999              1999

     Production materials                           $   264,550      $   218,701
     Work in process                                     34,581           24,753
     Finished goods                                     774,240          770,071
                                                    -----------      -----------
                                                    $ 1,073,371      $ 1,013,525
                                                    ===========      ===========

4.   PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                    November 30,      August 31,
                                                       1999              1999

     Land                                           $   246,097      $   246,097
     Buildings and improvements                       1,112,757        1,100,757
     Machinery and equipment                          1,016,484          964,152
                                                    -----------      -----------
                                                      2,375,338        2,311,006
     Less accumulated depreciation                    1,233,156        1,195,777
                                                    -----------      -----------
                                                    $ 1,142,182      $ 1,115,229
                                                    ===========      ===========

5.   INVESTMENT IN CORPORATE JOINT VENTURES

     During the three months ended November 30, 1999, the Company invested an additional $50,000 in an existing foreign joint venture.

6.   STOCKHOLDERS' EQUITY

     During the three months ended November 30, 1999, stock options for the purchase of 3,222 shares of the Company's common stock were exercised at prices between $3.00 and $6.25 per share.

7.   SUPPLEMENTAL CASH FLOW INFORMATION

     During the three months ended November 30, 1999, the Company declared a cash dividend of $.16 per share payable on December 17, 1999 to shareholders of record on December 3, 1999.

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

SALES - Net sales increased by $676,469 during the first quarter of fiscal 2000 from those in the first quarter of fiscal 1999. This increase was due to increases in demand and selling prices for materials science based industrial packaging products.

COST OF SALES - Cost of goods sold as a percentage of net sales was 48% for the first quarter of fiscal 2000 compared to 50% for the first quarter of fiscal 1999. The variation is primarily due to the mix of product sales and the increase in selling prices.

OPERATING EXPENSES - As a percentage of sales, total operating expenses was 44% in the first quarters of fiscal 2000 and 1999.

Operating expense classification percentages of sales were as follows:

                                                              Three Months Ended
                                                                  November 30
                                                              1999          1998

     Selling                                                   16%           16%
     General and administrative                                24%           24%
     Research, engineering, and technical support               4%            4%

Selling expenses increased for the first three months of fiscal 2000 as compared to the same period in 1999 due primarily to increases in salaries and related expenses and product promotion. Such expenses, as a percentage of sales, were substantially unchanged for the first three months of fiscal 2000 as compared to the same period in fiscal 1999.

General and administrative expenses increased for the first three months of fiscal 2000 as compared to the same period in 1999 due primarily to increases in rent expense, consulting, and travel expense. Such expenses, as a percentage of sales, were substantially unchanged for the first three months of fiscal 2000 as compared to the same period in fiscal 1999.

Research, engineering and technical support expenses for the first three months of fiscal 2000 were higher than the comparable period in fiscal 1999 due primarily to increases in supplies and travel expense. Such expenses, as a percentage of sales, were substantially unchanged for the first three months of fiscal 2000 as compared to the same period in fiscal 1999.

CORPORATE JOINT VENTURES AND EUROPEAN HOLDING COMPANY - Net earnings from corporate joint ventures and European holding company increased in the first three months of fiscal 2000 to $691,910 from $632,667 in the first three months of fiscal 1999. This net increase is due to increased sales of the corporate joint ventures resulting in an increase in fees for technical assistance partially offset by higher travel and legal expenses incurred by the Company in its corporate joint ventures and in establishing new corporate joint ventures.

INCOME TAXES - Income tax expense for the three months ended November 30, 1999 and 1998 was calculated based upon management's estimate of the annual effective rates. The effective income tax rates for fiscal 2000 and 1999 is lower than the statutory rate primarily due to equity in income of joint ventures being recognized on an after tax basis for these entities. To the extent the joint ventures' undistributed earnings are distributed to the Company, it does not result in any material additional income tax liability after the application of foreign tax credits.

LIQUIDITY AND CAPITAL RESOURCES

At November 30, 1999, the Company's working capital was $5,606,922, including $2,680,400 in cash and cash equivalents, compared to working capital of $5,471,523 including cash and cash equivalents of $2,750,209 as of August 31, 1999.

Net cash provided from past operations has been sufficient to meet liquidity requirements, capital expenditures, research and development costs and expansion of operations of the Company's joint ventures. Cash flows from operations for the three months ended November 30, 1999 was $92,852. The net cash flow from operations for the three months ended November 30, 1999 resulted principally from net income and dividends received from corporate joint ventures offset by equity income of corporate joint ventures and European holding company and increases in receivables and income tax payments. Cash flows from operations for the three months ended November 30, 1998 was $85,658. The net cash flow from operations for the three months ended November 30, 1998 was principally from net income and a decrease in inventories offset by equity in income of corporate joint ventures and European holding company and increases in receivables.

Cash used in investing activities for the three months ended November 30, 1999 was $170,993, which resulted principally from investments in corporate joint ventures, additions to property, and an investment in a corporation owning real estate. Cash used in investing activities for the three months ended November 30, 1998 was $38,331, which resulted from investments in corporate joint ventures and additions to property partially offset by decreases in other assets.

Cash provided by financing activities for the three months ended November 30, 1999 was $8,332, which resulted from payments received from the exercise of stock options. Cash provided by financing activities for the three months ended November 30, 1998 was $90,531, which resulted from payments received from the exercise of stock options.

The Company expects to meet future liquidity requirements with its existing cash and cash equivalents and from cash flows of future operating earnings and distributions of earnings and technical assistance fees from the corporate joint venture investments.

The Company has no long-term debt and no material lease commitments at November 30, 1999.

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

As of January 13, 2000, the Company has not experienced and does not anticipate any adverse effects on the Company's systems and operations as a result of year-2000 issues. Further, as of January 13, 2000, the Company has not experienced any operating problems or product failures as a result of year-2000 issues with its vendors, service providers, or customers.

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

The Company, the corporate joint ventures, and the foreign company have been evaluating the potential impact the Euro Conversion and the Euro currency may have on their results of operations, liquidity or financial condition. The Company has determined that expected costs for compliance will not be material to its results of operations, liquidity, financial condition or capital expenditures. Significant noncompliance by the Company's corporate joint ventures and their customers or suppliers could adversely impact the Company's results of operations, liquidity or financial condition. Accordingly, until the Company completes its assessment of the Euro Conversion impact, there can be no assurance that the Euro Conversion will not have a material impact on the overall business operations of the Company.

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

                                       NORTHERN TECHNOLOGIES
                                       INTERNATIONAL CORPORATION




January 13, 2000                       /s/ Matjaz Korosec
                                       -----------------------------------------
                                       Matjaz Korosec
                                       Treasurer