Form 10QSB
period 2000-02-29
NORTHERN TECHNOLOGIES INTERNATIONAL CORP
filed 2000-04-13
CIK 875582

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


               Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934


For the Quarterly Period Ended:                     Commission File Number
          February 29, 2000                                 1-11038

                 NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
             (Exact name of registrant as specified in its charter)

           Delaware                                    41-0857886
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

                       YES        X                NO
                             ---------                  ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                Outstanding as of March 31, 2000
Common Stock, $.02 par value                               3,870,835


                                             "This document consists of 12
                                          pages. One exhibit is being filed."

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
AND SUBSIDIARIES



CONSOLIDATED BALANCE SHEETS (UNAUDITED)
---------------------------------------------------------------------------------------------------------------------------

                                                                                       FEBRUARY 29,     AUGUST 31,
                                                                                           2000            1999
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                          $  3,241,727     $  2,750,209
   Receivables:
      Trade, less allowance for doubtful accounts of $33,000 and
         $27,000, respectively                                                           1,459,204        1,704,536
      Corporate joint ventures                                                             434,525          473,553
   Inventories                                                                           1,132,557        1,013,525
   Prepaid expenses and other                                                               50,876           37,008
   Deferred income taxes                                                                   170,000          170,000
                                                                                      ------------     ------------
            Total current assets                                                         6,488,889        6,148,831

PROPERTY AND EQUIPMENT, net                                                              1,192,568        1,115,229

OTHER ASSETS:
   Investments in corporate joint ventures                                               3,281,476        3,424,623
   Investment in European holding company                                                  247,253          247,253
   Deferred income taxes                                                                   210,000          210,000
   Other                                                                                   376,404          315,662
                                                                                      ------------     ------------
                                                                                         4,115,133        4,197,538
                                                                                      ------------     ------------
                                                                                      $ 11,796,590     $ 11,461,598
                                                                                      ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                                   $    183,230     $    149,328
   Income taxes                                                                             23,581          307,188
   Accrued liabilities:
      Payroll and related benefits                                                         148,230           54,182
      Other                                                                                240,173          166,610
                                                                                      ------------     ------------
            Total current liabilities                                                      595,214          677,308

DEFERRED GROSS PROFIT                                                                       60,000           60,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, no par value, authorized 10,000 shares, none issued Common stock, $.02 par value per share; authorized
      10,000,000 shares; issued and outstanding 3,870,168
      and 3,865,103, respectively                                                           77,403           77,302
   Additional paid-in capital                                                            4,634,218        4,613,806
   Retained earnings                                                                     7,009,513        6,481,550
   Accumulated other comprehensive loss                                                   (449,951)        (318,561)
                                                                                      ------------     ------------
                                                                                        11,271,183       10,854,097
   Notes and related interest receivable from purchase of
      common stock                                                                        (129,807)        (129,807)
                                                                                      ------------     ------------
               Total stockholders' equity                                               11,141,376       10,724,290
                                                                                      ------------     ------------
                                                                                      $ 11,796,590     $ 11,461,598
                                                                                      ============     ============


See notes to financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
---------------------------------------------------------------------------------------------------------------------

                                                    THREE MONTHS ENDED                       SIX MONTHS ENDED
                                              -------------------------------         -------------------------------
                                              FEBRUARY 29,       FEBRUARY 28,         FEBRUARY 29,       FEBRUARY 28,
                                                 2000                1999                 2000               1999
SALES                                         $ 2,693,682         $ 2,005,873         $ 5,525,546         $ 4,161,268

COST OF GOODS SOLD                              1,347,685             978,486           2,696,205           2,048,189
                                              -----------         -----------         -----------         -----------

GROSS PROFIT                                    1,345,997           1,027,387           2,829,341           2,113,079

OPERATING EXPENSES:
   Selling                                        459,431             383,363             910,840             724,994
   General and administrative                     517,309             322,981           1,197,107             835,609
   Research, engineering, and
     technical support                            201,043             160,019             316,216             262,498
                                              -----------         -----------         -----------         -----------
                                                1,177,783             866,363           2,424,163           1,823,101
                                              -----------         -----------         -----------         -----------

OPERATING INCOME                                  168,214             161,024             405,178             289,978

CORPORATE JOINT VENTURES AND
     EUROPEAN HOLDING COMPANY:
   Equity in income of corporate joint
     ventures and European holding
     company                                      112,045               3,866             271,362             181,669
   Fees for technical assistance to
     corporate joint ventures                     583,942             566,682           1,280,514           1,161,395
   Corporate joint venture expense               (190,426)           (171,221)           (354,405)           (311,070)
                                              -----------         -----------         -----------         -----------
                                                  505,561             399,327           1,197,471           1,031,994

INTEREST INCOME                                    20,424              19,927              55,341              35,949
                                              -----------         -----------         -----------         -----------

INCOME BEFORE INCOME TAXES                        694,199             580,278           1,657,990           1,357,921

INCOME TAXES                                      220,000             205,000             510,000             425,000
                                              -----------         -----------         -----------         -----------

NET INCOME                                    $   474,199         $   375,278         $ 1,147,990         $   932,921
                                              ===========         ===========         ===========         ===========

NET INCOME PER COMMON SHARE:
   Basic                                      $       .12         $       .10         $       .30         $       .24
                                              ===========         ===========         ===========         ===========
   Diluted                                    $       .12         $       .10         $       .30         $       .24
                                              ===========         ===========         ===========         ===========

WEIGHTED AVERAGE COMMON SHARES
     ASSUMED OUTSTANDING:
   Basic                                        3,870,127           3,871,863           3,868,752           3,864,093
                                              ===========         ===========         ===========         ===========
   Diluted                                      3,890,481           3,911,779           3,880,699           3,886,120
                                              ===========         ===========         ===========         ===========

See notes to financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
AND SUBSIDIARIES



CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
---------------------------------------------------------------------------------------------------------------------------

                                                                         SIX MONTHS ENDED
                                                                   -------------------------------
                                                                    FEBRUARY 29,       FEBRUARY 28,
                                                                       2000               1999
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                      $ 1,147,990         $   932,921
   Adjustments to reconcile net income to net cash provided
       by operating activities:
     Depreciation                                                       76,165              68,950
     Equity income of corporate joint ventures
       and European holding company                                   (271,362)           (181,669)
     Dividends received from corporate joint ventures                  373,119              10,292
     Change in current assets and liabilities:
       Receivables:
         Trade                                                         245,332            (290,269)
         Joint ventures                                                 39,028             (99,635)
         Income taxes                                                       --            (102,047)
       Inventories                                                    (119,032)            176,893
       Prepaid expenses and other                                      (21,260)            126,207
       Accounts payable                                                 33,902             (77,671)
       Income taxes                                                   (283,607)            (66,416)
       Accrued liabilities                                             167,611              15,586
                                                                   -----------         -----------
           Total adjustments                                           239,896            (419,779)
                                                                   -----------         -----------
           Net cash provided by operating activities                 1,387,886             513,142

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in corporate joint ventures                             (90,000)           (522,660)
   Additions to property                                              (153,504)           (218,131)
   Increase in other assets                                            (53,350)                 --
                                                                   -----------         -----------
           Net cash used in investing activities                      (296,854)           (740,791)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options                              20,831              95,573
   Repurchase of common stock                                           (1,413)            (68,900)
   Dividends paid                                                     (618,932)           (581,104)
                                                                   -----------         -----------
           Net cash used in financing activities                      (599,514)           (554,431)
                                                                   -----------         -----------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                         491,518            (782,080)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     2,750,209           2,200,490
                                                                   -----------         -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $ 3,241,727         $ 1,418,410
                                                                   ===========         ===========



See notes to financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1.      INTERIM FINANCIAL INFORMATION

        In the opinion of management, the accompanying unaudited financial statements contain all necessary adjustments, which are of a normal recurring nature, to present fairly the financial position of Northern Technologies International Corporation and Subsidiaries as of February 29, 2000 and February 28, 1999, the results of operations for the three and six months ended February 29, 2000 and February 28, 1999, and the cash flows for the six months ended February 29, 2000 and February 28, 1999, in conformity with generally accepted accounting principles.

        These financial statements should be read in conjunction with the financial statements and related notes as of and for the year ended August 31, 1999 contained in the Company's filing on Form 10-KSB dated November 19, 1999 and with Management's Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 7 through 9 of this quarterly report.

2.      COMPREHENSIVE INCOME

        The Company's total comprehensive income was as follows:

                                                         Three Months Ended               Six Months Ended
                                                   -----------------------------   -----------------------
                                                     February 29,  February 28,     February 29,    February 28,
                                                         2000          1999             2000            1999
        Net income                                  $   474,199    $   375,278      $  1,147,990    $   932,921
        Other comprehensive (loss) income              (106,233)       (58,048)         (131,390)        59,217
                                                    -----------    -----------      ------------    -----------
        Total comprehensive income                  $   367,966    $   317,230      $  1,016,600    $   992,138
                                                    ===========    ===========      ============    ===========

3.      INVENTORIES

        Inventories consist of the following:

                                            February 29,       August 31,
                                                2000              1999

        Production materials                $    230,280     $     218,701
        Work in process                           25,901            24,753
        Finished goods                           876,376           770,071
                                            ------------     -------------
                                            $  1,132,557     $   1,013,525
                                            ============     =============

4.      PROPERTY AND EQUIPMENT

        Property and equipment consist of the following:

                                                February 29,       August 31,
                                                    2000              1999

        Land                                    $     246,097    $      246,097
        Buildings and improvements                  1,152,997         1,100,757
        Machinery and equipment                     1,065,416           964,152
                                                -------------    --------------
                                                    2,464,510         2,311,006
        Less accumulated depreciation               1,271,942         1,195,777
                                                -------------    --------------
                                                $   1,192,568    $    1,115,229
                                                =============    ==============

5.      INVESTMENTS IN CORPORATE JOINT VENTURES

        During the six months ended February 29, 2000, the Company invested an additional $90,000 in existing foreign joint ventures.

6.      STOCKHOLDERS' EQUITY

        During the six months ended February 29, 2000, the Company purchased and retired 157 shares of common stock for $1,413.

        In November 1999, the Company declared a cash dividend of $.16 per share payable on December 17, 1999 to shareholders of record on December 3, 1999.

        During the six months ended February 29, 2000, stock options for the purchase of 5,222 shares of the Company's common stock were exercised at prices between $3.00 and $6.25 per share.

7.      NET INCOME PER SHARE

        Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share assumes the exercise of stock options using the treasury stock method, if dilutive.

8.      COMMITMENTS AND CONTINGENCIES

        A subsidiary of the Company owns a one-third ownership interest in a limited liability company, which owns and operates a rental property building. The Company has guaranteed a performance obligation of the limited liability company valued at $319,275.

        The Company's subsidiary has entered into a lease for office and warehouse space requiring monthly payments of $13,194 per month, subject to annual CPI index escalation, through November 2014.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

GENERAL - The Company conducts all foreign transactions based on the U.S. dollar, except for its investments in foreign joint ventures. The exchange rate differential relating to investments in foreign joint ventures is accounted for under the requirements of SFAS No. 52.

SALES - Net sales increased by $687,809 or 34% during the second quarter of 2000 from those of the second quarter of 1999. Net sales increased by $1,364,278 or 33% during the six months ended February 29, 2000 compared to the six months ended February 28, 1999. These changes in sales are due to an increase in demand and selling prices for materials science based industrial packaging products. There has been no introduction of new products or entry into any particular new markets.

COST OF SALES - Cost of goods sold as a percentage of net sales was 50% and 49% for the second quarter of 2000 and 1999, respectively. The cost of goods sold percentage of net sales was 49% for the six months ended February 29, 2000 and February 28, 1999. Variations are due primarily to the mix of product sales.

OPERATING EXPENSES - As a percentage of net sales, total operating expenses were 44% in the second quarter of fiscal 2000 and 43% in the second quarter of fiscal 1999. Operating expenses were 44% of net sales for the six months ended February 29, 2000 and for the six months ended February 28, 1999.

Operating expense classification percentages of net sales were as follows:

                                                   Three Months Ended                    Six Months Ended
                                           ---------------------------------     ------------------------
                                             February 29,      February 28,       February 29,       February 28,
                                                 2000              1999               2000               1999
Selling expense                                  17%               19%                16%                 18%
General and administrative                       19                16                 22                  20
Research, engineering, and
   technical support                              8                 8                  6                   6


Selling expenses increased during the second quarter of fiscal 2000 as compared to the same period in fiscal 1999 due primarily to increases in salaries and related expenses and product promotion expenses. These same factors account for the increase in the selling expense for the six months ended February 29, 2000 over the same period in fiscal 1999. Selling expenses as a percentage of net sales decreased for the quarter and six months ended February 29, 2000 as compared to the same periods in fiscal 1999 due to the increase in sales in fiscal 2000 offsetting the increase in fiscal 2000 selling expenses.

General and administrative expenses increased during the second quarter of fiscal 2000 as compared to the same period in fiscal 1999 due primarily to increases in professional fees, travel, and expenses related to a new facility. These same factors account for the increase in the general and administrative expenses for the six months ended February 29, 2000 over the same period in fiscal 1999. General and administrative expenses as a percentage of net sales increased for the three and six months ended February 29, 2000, as compared to the same periods in fiscal 1999 due to the increase in sales in fiscal 2000 not fully offsetting the increase in fiscal 2000 general and administrative expenses.

Research, engineering, and technical support expenses increased during the second quarter of fiscal 2000 as compared to the same period in fiscal 1999 due primarily to an increase in independent consulting services for product development and travel. These same factors account for the increase in research, engineering, and technical support expenses for the six months ended February 29, 2000 over the same period in fiscal 1999. Such expenses as a percentage of sales were substantially unchanged for the quarter and six months ended February 29, 2000 as compared to the same period in fiscal 1999.

CORPORATE JOINT VENTURES AND EUROPEAN HOLDING COMPANY - Net earnings from corporate joint ventures and European holding company were $505,561 and $1,197,471 for the three and six months ended February 29, 2000, respectively, compared to $399,327 and $1,031,994 for the three and the six months ended February 28, 1999. This net increase is due to increased sales volume at certain of the Company's joint ventures.

INCOME TAXES - Income tax expense for the three and six months ended February 29, 2000 and February 28, 1999 was calculated based on management's estimate of the Company's annual effective income tax rate. The Company's effective income tax rate for fiscal 2000 and 1999 is lower than the statutory rate primarily due to the Company's equity in income of corporate joint ventures and European holding company being recognized based on after tax earnings of these entities. To the extent joint ventures' undistributed earnings are distributed to the Company, they do not result in any material additional income tax liability after the application of foreign tax credits.

LIQUIDITY AND CAPITAL RESOURCES

At February 29, 2000, the Company's working capital was $5,893,675, including $3,241,727 in cash and cash equivalents, compared to working capital of $5,471,523 including cash and cash equivalents of $2,750,209 as of August 31, 1999.

Net cash provided from operations has been sufficient to meet liquidity requirements, capital expenditures, research and development cost, and expansion of operations of the Company's joint ventures. Cash flows from operations for the six months ended February 29, 2000 and February 28, 1999 was $1,387,886 and $513,142, respectively. The net cash flow from operations for the six months ended February 29, 2000 resulted principally from net income, corporate joint venture dividends, and a decrease in accounts receivable offset by equity income of corporate joint ventures and European holding company and income tax payments. The net cash flow from operations for the six months ended February 28, 1999 resulted principally from net income and a decrease in inventories offset by equity in income of corporate joint ventures and European holding company and an increase in receivables.

Net cash used in investing activities for the six months ended February 29, 2000 was $296,854 which resulted from investments in corporate joint ventures, additions to property and an increase in other assets. Net cash used in investing activities for the six months ended February 28, 1999 was $740,791 which resulted from additional investments in existing corporate joint ventures and additions to property.

Net cash used in financing activities for the six months ended February 29, 2000 resulted from the payment of dividends to stockholders of $618,932 and the repurchase of common stock of $1,413 offset by proceeds of $20,831 from the exercise of stock options. Net cash used in financing activities for the six months ended February 28, 1999 was $554,431 which resulted from the payment of dividends to stockholders of $581,104 and the repurchase of common stock of $68,900 offset by proceeds from the exercise of stock options of $95,573.

The Company expects to meet future liquidity requirements with its existing cash and cash equivalents and from cash flows of future operating earnings and distributions of earnings and technical assistance fees from the corporate joint venture investments.

The Company has no long-term debt and no material capital lease commitments at February 29, 2000.

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

As of April 10, 2000, the Company has not experienced and does not anticipate any adverse effects on the Company's systems and operations as a result of year-2000 issues. Further, as of April 10, 2000, the Company has not experienced any operating problems or product failures as a result of year-2000 issues with its vendors, service providers, or customers.

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

None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company (Annual Meeting) was held on February 18, 2000. The following matters were voted on and approved by the Company's stockholders at the Annual Meeting. The tabulation of votes with respect to each of the following matters voted on at the Annual Meeting is set forth as follows:

1.   ELECTION OF DIRECTORS:

                                    For             Against         Abstain

     Sidney Dworkin               3,379,008          9,485          35,738
     Vincent J. Graziano          3,385,208          3,285          35,738
     Gerhard Hahn                 3,385,208          3,285          35,738
     Dr. Donald A. Kubik          3,385,208          3,285          35,738
     Richard G. Lareau            3,379,008          9,485          35,738
     Philip M. Lynch              3,385,208          3,285          35,738
     Haruhiko Rikuta              3,385,208          3,285          35,738
     Dr. Milan R. Vukcevich       3,385,208          3,285          35,738

2.      ADOPTION OF THE COMPANY'S 2000 STOCK INCENTIVE PLAN

        The approval and adoption of the Company's 2000 Stock Incentive Plan was ratified. Total votes cast:

         For                      2,590,555
         Against                    102,968
         Abstain                    730,708

3.      APPOINTMENT OF DELOITTE & TOUCHE LLP AS INDEPENDENT AUDITORS

        The appointment of Deloitte & Touche LLP as independent auditors of the Company for the fiscal year ending August 31, 2000 was ratified. Total votes cast:

         For                                                           3,373,370
         Against                                                          12,023
         Abstain                                                          38,838

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

                         NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION


April 13, 2000

                         /s/ Matjaz Korosec
                         ------------------
                         Matjaz Korosec
                         Treasurer