Form 10QSB
period 2000-05-31
NORTHERN TECHNOLOGIES INTERNATIONAL CORP
filed 2000-07-14
CIK 875582

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


               Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934


For the Quarterly Period Ended:                           Commission File Number
         May 31, 2000                                             1-11038

                 NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
             (Exact name of registrant as specified in its charter)

        Delaware                                        41-0857886
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

                            YES __X__       NO _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                  Outstanding as of July 7, 2000
Common Stock, $.02 par value                                 3,849,180


                                             "This document consists of 11
                                             pages. One exhibit is being filed."

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
----------------------------------------------------------------------------------------------------------

                                                                                MAY 31,        AUGUST 31,
                                                                                 2000             1999
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                 $  3,456,554     $  2,750,209
   Receivables:
      Trade, less allowance for doubtful accounts of $39,000 and $27,000,
         respectively                                                           1,641,525        1,704,536
      Corporate joint ventures                                                    541,954          473,553
   Inventories                                                                  1,123,010        1,013,525
   Prepaid expenses and other                                                      29,220           37,008
   Deferred income taxes                                                          170,000          170,000
                                                                             ------------     ------------
            Total current assets                                                6,962,263        6,148,831

PROPERTY AND EQUIPMENT, net                                                     1,235,385        1,115,229

OTHER ASSETS:
   Investments in corporate joint ventures                                      3,159,767        3,424,623
   Investment in European holding company                                         247,253          247,253
   Deferred income taxes                                                          210,000          210,000
   Other                                                                          691,962          315,662
                                                                             ------------     ------------
                                                                                4,308,982        4,197,538
                                                                             ------------     ------------
                                                                             $ 12,506,630     $ 11,461,598
                                                                             ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                          $    194,439     $    149,328
   Income taxes                                                                    48,495          307,188
   Accrued liabilities:
      Payroll and related benefits                                                204,690           54,182
      Other                                                                       204,553          166,610
                                                                             ------------     ------------
            Total current liabilities                                             652,177          677,308

DEFERRED GROSS PROFIT                                                              60,000           60,000

STOCKHOLDERS' EQUITY:
   Preferred stock, no par value, authorized 10,000 shares, none issued
   Common stock, $.02 par value per share; authorized 10,000,000 shares;
      issued and outstanding 3,858,768 and 3,865,103, respectively                 77,175           77,302
   Additional paid-in capital                                                   4,614,240        4,613,806
   Retained earnings                                                            7,714,666        6,481,550
   Accumulated other comprehensive loss                                          (481,821)        (318,561)
                                                                             ------------     ------------
                                                                               11,924,260       10,854,097
   Notes and related interest receivable from purchase of
      common stock                                                               (129,807)        (129,807)
                                                                             ------------     ------------
               Total stockholders' equity                                      11,794,453       10,724,290
                                                                             ------------     ------------
                                                                             $ 12,506,630     $ 11,461,598
                                                                             ============     ============


See notes to financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
--------------------------------------------------------------------------------------------------------------

                                                       THREE MONTHS ENDED               NINE MONTHS ENDED
                                                             MAY 31                          MAY 31
                                                   ---------------------------     ---------------------------
                                                       2000            1999            2000            1999
SALES                                              $ 2,812,990     $ 2,442,319     $ 8,338,536     $ 6,603,587

COST OF GOODS SOLD                                   1,345,961       1,249,527       4,042,166       3,297,716
                                                   -----------     -----------     -----------     -----------

GROSS PROFIT                                         1,467,029       1,192,792       4,296,370       3,305,871

OPERATING EXPENSES:
   Selling                                             388,117         358,915       1,298,957       1,083,909
   General and administrative                          503,791         466,609       1,700,898       1,302,218
   Research, engineering, and technical support        106,468         112,202         422,684         374,700
                                                   -----------     -----------     -----------     -----------
                                                       998,376         937,726       3,422,539       2,760,827
                                                   -----------     -----------     -----------     -----------

OPERATING INCOME                                       468,653         255,066         873,831         545,044

CORPORATE JOINT VENTURES AND
     EUROPEAN HOLDING COMPANY:
   Equity in income of corporate joint
     ventures and European holding company             142,209         189,294         413,571         370,963
   Fees for technical assistance to
     corporate joint ventures                          698,139         651,975       1,978,653       1,813,370
   Corporate joint venture expense                    (214,101)       (206,416)       (568,506)       (517,486)
                                                   -----------     -----------     -----------     -----------
                                                       626,247         634,853       1,823,718       1,666,847

INTEREST INCOME                                         27,846          17,155          83,187          53,104
                                                   -----------     -----------     -----------     -----------

INCOME BEFORE INCOME TAXES                           1,122,746         907,074       2,780,736       2,264,995

INCOME TAXES                                           360,000         245,000         870,000         670,000
                                                   -----------     -----------     -----------     -----------

NET INCOME                                         $   762,746     $   662,074     $ 1,910,736     $ 1,594,995
                                                   ===========     ===========     ===========     ===========

NET INCOME PER COMMON SHARE:
   Basic                                           $       .20     $       .17     $       .49     $       .41
                                                   ===========     ===========     ===========     ===========
   Diluted                                         $       .20     $       .17     $       .49     $       .41
                                                   ===========     ===========     ===========     ===========

WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING:
   Basic                                             3,865,524       3,863,446       3,867,668       3,863,875
                                                   ===========     ===========     ===========     ===========
   Diluted                                           3,874,605       3,924,514       3,878,230       3,912,221
                                                   ===========     ===========     ===========     ===========


See notes to financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-------------------------------------------------------------------------------------------

                                                                     NINE MONTHS ENDED
                                                                          MAY 31
                                                               ----------------------------
                                                                   2000            1999
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                  $ 1,910,736     $ 1,594,995
   Adjustments to reconcile net income to net cash provided
       by operating activities:
     Depreciation                                                  117,013         112,280
     Equity in income of corporate joint ventures and
       European holding company                                   (413,571)       (370,963)
     Dividends received from corporate joint ventures              373,118          10,292
     Common stock issued for services                                   --          20,625
     Change in current assets and liabilities:
       Receivables:
         Trade                                                      63,011        (354,289)
         Corporate joint ventures                                  (68,401)       (245,585)
       Inventories                                                (109,485)        158,296
       Prepaid expenses and other                                   (6,315)        127,146
       Accounts payable                                             45,111         (71,351)
       Income taxes                                               (258,693)         23,489
       Accrued liabilities                                         188,451          67,619
                                                               -----------     -----------
           Total adjustments                                       (69,761)       (522,441)
                                                               -----------     -----------
           Net cash provided by operating activities             1,840,975       1,072,554

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                             (237,169)       (252,586)
   Investments in corporate joint ventures                         (90,000)       (522,660)
   Increase in other assets                                       (130,148)             --
                                                               -----------     -----------
           Net cash used in investing activities                  (457,317)       (775,246)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options                          25,000          98,838
   Dividends paid                                                 (618,932)       (581,104)
   Repurchase of common stock                                      (83,381)        (79,119)
                                                               -----------     -----------
           Net cash used in financing activities                  (677,313)       (561,385)
                                                               -----------     -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               706,345        (264,077)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 2,750,209       2,200,490
                                                               -----------     -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $ 3,456,554     $ 1,936,413
                                                               ===========     ===========


See notes to financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1.      INTERIM FINANCIAL INFORMATION

        In the opinion of management, the accompanying unaudited financial statements contain all necessary adjustments, which are of a normal recurring nature, to present fairly the financial position of Northern Technologies International Corporation and subsidiaries (the Company) as of May 31, 2000 and 1999, the results of operations for the three and nine months ended May 31, 2000 and 1999, and the cash flows for the nine months ended May 31, 2000 and 1999, in conformity with generally accepted accounting principles.

        These financial statements should be read in conjunction with the financial statements and related notes as of and for the year ended August 31, 1999 contained in the Company's filing on Form 10-KSB dated November 19, 1999 and with Management's Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 7 through 9 of this quarterly report.

2.      COMPREHENSIVE INCOME

        The Company's total comprehensive incomes were as follows:

                                    Three Months Ended       Nine Months Ended
                                          May 31                  May 31
                                  ----------------------  ----------------------
                                     2000        1999        2000        1999

      Net income                  $  762,746  $  662,074  $1,910,736  $1,594,995
      Other comprehensive loss        31,870      90,486     163,260      31,269
                                  ----------  ----------  ----------  ----------
      Total comprehensive income  $  730,876  $  571,588  $1,747,476  $1,563,726
                                  ==========  ==========  ==========  ==========

3.      INVENTORIES

        Inventories consist of the following:

                                                            May 31,   August 31,
                                                             2000        1999

        Production materials                              $  260,655  $  218,701
        Work in process                                       27,827      24,753
        Finished goods                                       834,528     770,071
                                                          ----------  ----------
                                                          $1,123,010  $1,013,525
                                                          ==========  ==========

4.      PROPERTY AND EQUIPMENT

        Property and equipment consist of the following:

                                                            May 31,   August 31,
                                                             2000        1999

        Land                                              $  246,097  $  246,097
        Buildings and improvements                         1,152,997   1,100,757
        Machinery and equipment                            1,131,698     964,152
                                                          ----------  ----------
                                                           2,530,792   2,311,006
        Less accumulated depreciation                      1,295,407   1,195,777
                                                          ----------  ----------
                                                          $1,235,385  $1,115,229
                                                          ==========  ==========

5.      INVESTMENTS IN CORPORATE JOINT VENTURES

        During the nine months ended May 31, 2000, the Company invested an additional $90,000 in existing joint ventures.

6.      STOCKHOLDERS' EQUITY

        During the nine months ended May 31, 2000, the Company purchased and retired 12,224 shares of common stock for $83,381.

        In November 1999, the Company declared a cash dividend of $.16 per share payable on December 17, 1999 to shareholders of record on December 3, 1999.

        During the nine months ended May 31, 2000, stock options for the purchase of 5,889 shares of the Company's common stock were exercised at prices between $3.00 and $6.25 per share.

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

SALES - Net sales originating in the United States increased by $370,671 or 15% during the third quarter of fiscal 2000 as compared to the third quarter of fiscal 1999. Net sales originating in the United States increased by $1,734,949 or 26% during the nine months ended May 31, 2000 compared to the nine months ended May 31, 1999. These changes in sales are due to an increase in demand and selling prices for materials-science-based industrial packaging products. There has been no introduction of new products or entry into any particular new markets.

COST OF GOODS SOLD - Cost of goods sold as a percentage of net sales for the third quarter of fiscal 2000 was 48% compared to 51% for the third quarter of fiscal 1999. The cost of goods sold percentage of net sales was 48% for the nine months ended May 31, 2000 and 50% for the nine months ended May 31, 1999. Variations are due primarily to the mix of product sales and the increase in selling prices.

OPERATING EXPENSES - As a percentage of net sales, total operating expenses were 35% in the third quarter of fiscal 2000 and 38% in the third quarter of fiscal 1999. Operating expenses were 41% of net sales for the nine months ended May 31, 2000 and 42% for the nine months ended May 31, 1999.

Operating expense classification percentages of net sales were as follows:

                                        Three Months        Nine Months
                                        Ended May 31       Ended May 31
                                      ----------------   ----------------
                                       2000      1999     2000      1999

Selling                                 14%       15%      16%       16%
General and administrative              18        19       20        20
Research, engineering, and
   technical support                     3         4        5         6

Selling expenses increased during the three and nine months ended May 31, 2000 as compared to the same periods in fiscal 1999 due primarily to increases in salaries and related expenses and product promotion expenses. Selling expenses as a percentage of net sales decreased for the three months ended May 31, 2000 as compared to the same period in 1999 due to the increased level of net sales in fiscal 2000 offsetting the increase in fiscal 2000 selling expenses. Selling expenses as a percentage of net sales were largely unchanged for the nine months ended May 31, 2000 as comparable to the same period in fiscal 1999 due to the increased level of net sales in fiscal 2000 offsetting the increase in fiscal 2000 selling expenses.

General and administrative expenses increased during the third quarter of fiscal 2000 as compared to the same period in fiscal 1999 due primarily to increases in professional fees, consulting expenses, and expenses related to the new facility. The same factors account for the increase in general and administrative expenses during the nine months ended May 31, 2000 as compared to the same period in fiscal 1999. General and administrative expenses as a percentage of net sales decreased for the three months ended May 31, 2000, as compared to the same period in 1999, due to the increase in sales in fiscal 2000 offsetting the increase in fiscal 2000 general and administrative expenses. General and administrative expenses as a percentage of net sales were largely unchanged for the nine months ended May 31, 2000, as compared to the same period in 1999, due to the increased level of net sales in fiscal 2000 offsetting the increase in fiscal 2000 general and administrative expenses.

Research, engineering, and technical support expenses decreased during the third quarter of fiscal 2000 as compared to the same period in fiscal 1999 due primarily to a decrease in independent consulting services for product development. Research, engineering, and technical support expenses increased for the nine months ended May 31, 2000 over that same period in fiscal 1999 due primarily to increases in independent consulting services for product development and travel. Research, engineering, and technical support expenses as a percentage of net sales decreased for the three and nine months ended May 31, 2000 compared to the same periods in fiscal 1999 due to the increase in sales in fiscal 2000 offsetting the increase in fiscal 2000 research, engineering, and technical support expenses.

CORPORATE JOINT VENTURES AND EUROPEAN HOLDING COMPANY - Net earnings from corporate joint ventures and European holding company were $626,247 and $1,823,718 for the three and nine months ended May 31, 2000, respectively, compared to $634,853 and $1,666,847 for the three and the nine months ended May 31, 1999. The net decrease for the three months ended May 31, 1999 compared to the same period in fiscal 1999 is due primarily to the aggregated decreased sales volume of the Company's corporate joint ventures. The net increase for the nine months ended May 31, 2000 compared to the same period in fiscal 1999 is due primarily to the aggregate increased sales volume of the Company's corporate joint ventures.

INCOME TAXES - Income tax expense for the three and nine months ended May 31, 2000 and 1999 was calculated based on management's estimate of the Company's annual effective income tax rate. The Company's effective income tax rate for fiscal 2000 and 1999 is lower than the statutory rate primarily due to the Company's equity in income of corporate joint ventures and European holding company being recognized based on after-tax earnings of these entities. To the extent joint venture's undistributed earnings are distributed to the Company, it does not result in any material additional income tax liability after the application of foreign tax credits.

LIQUIDITY AND CAPITAL RESOURCES

At May 31, 2000, the Company's working capital was $6,310,086, including $3,456,554 in cash and cash equivalents, compared to working capital of $5,471,523 including $2,750,209 in cash and cash equivalents as of August 31, 1999.

Net cash provided from operations has been sufficient to meet liquidity requirements, capital expenditures, research and development cost, and expansion of operations of the Company's joint ventures. Cash flows from operations for the nine months ended May 31, 2000 and 1999 was $1,840,975 and $1,072,554, respectively. The net cash flow from operations for the nine months ended May 31, 2000 resulted principally from net income, dividends received from corporate joint ventures, and an increase in accrued liabilities, offset by equity income of corporate joint ventures and European holding company and the payment of income taxes. The net cash flow from operations for the nine months ended May 31, 1999 resulted principally from net income offset by equity income of corporate joint ventures and European holding company and increased trade and joint venture receivables.

Net cash used in investing activities for the nine months ended May 31, 2000 was $457,317 which resulted from investments in joint ventures, additions to property and equipment, and an increase in other assets. Net cash used in investing activities for the nine months ended May 31, 1999 was $775,246 which resulted from investments in joint ventures and additions to property and equipment.

Net cash used in financing activities for the nine months ended May 31, 2000 was $677,313 which resulted from the payment of dividends to stockholders of $618,932 and the repurchase of common stock of $83,381 offset by proceeds from the exercise of stock options of $25,000. Net cash used in financing activities for the nine months ended May 31, 1999 of $561,385 resulted from the payment of dividends to stockholders of $581,104 and the repurchase of common stock of $79,119 offset by proceeds of $98,838 from the exercise of stock options.

The Company expects to meet future liquidity requirements with its existing cash and cash equivalents and from cash flows of future operating earnings and distributions of earnings and technical assistance fees from the corporate joint venture investments.

The Company has no long-term debt and no material capital lease commitments at May 31, 2000.

The Company has no postretirement benefit plan and does not anticipate establishing any postretirement benefit program.

EURO CURRENCY ISSUE

On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their respective existing currencies and the Euro and agreed to adopt the Euro as their common legal currency on that date (the Euro Conversion). Following the Euro Conversion, however, the previously existing currencies of the participating countries are scheduled to remain legal tender in the participating countries between January 1, 1999 and January 2002. During this transition period, public and private parties may pay for goods and services using either the Euro or the previously existing currencies. Beginning January 1, 2002, the participating countries will issue new Euro-denominated bills and coins for use in cash transactions. No later than July 1, 2002, the participating countries will withdraw all bills and coins denominated in the previously existing currencies, making Euro Conversion complete.

The Company and the corporate joint ventures have been evaluating the potential impact the Euro Conversion and the Euro currency may have on their results of operations, liquidity, or financial condition. The Company has determined that expected costs for compliance will not be material to its results of operations, liquidity, financial condition, or capital expenditures. Significant noncompliance by the Company's corporate joint ventures and their customers or suppliers could adversely impact the Company's results of operations, liquidity, or financial condition. Accordingly, until the Company completes its assessment of the Euro Conversion impact, there can be no assurance that the Euro Conversion will not have a material impact on the overall operations of the Company.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This Statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. In July 1999, the FASB issued SFAS No. 137 delaying the effective date of SFAS No. 133 for one year, to fiscal years beginning after June 15, 2000. To date, the Company believes the adoption of SFAS No. 133 will not have a significant impact on its financial position or the results of its operations.

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

                                 NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION




July 13, 2000                    /s/ Matjaz Korosec
                                 -----------------------------------------------
                                 Matjaz Korosec
                                 Treasurer