Form 10KSB40
period 2000-08-31
NORTHERN TECHNOLOGIES INTERNATIONAL CORP
filed 2000-11-29
CIK 875582

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


FOR THE FISCAL YEAR ENDED AUGUST 31, 2000            COMMISSION FILE NO. 1-11038

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

YES [X] NO [ ]

       Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

       The Registrant's revenues for the fiscal year ended August 31, 2000 were $11,032,199.

       As of November 17, 2000, 3,794,284 shares of Common Stock of the Registrant were outstanding, and the aggregate market value of the Common Stock of the Registrant as of that date (based upon the closing price of the Common Stock at that date as reported on the American Stock Exchange) excluding outstanding shares beneficially owned by directors and executive officers, was approximately $17,669,313.

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


ITEM 1. DESCRIPTION OF BUSINESS.

(a)      BUSINESS DEVELOPMENT.

         Northern Instruments, Inc., a predecessor to Northern Technologies International Corporation, was incorporated in the State of Minnesota on August 4, 1970. In 1976, Northern Instruments, Inc. changed its name to Northern Instruments Corporation. In 1978, Northern Instruments Corporation, a Minnesota corporation, was merged with and into Northern Instruments Corporation, a newly-formed Delaware corporation. In 1993, Northern Technologies International Corporation, a wholly-owned subsidiary, was merged into Northern Instruments Corporation. As a result of such merger, Northern Instruments Corporation changed its name to Northern Technologies International Corporation, hereafter referred to as the "Company" or "NTIC." In 1999, the Company organized Northern Instruments Corporation, LLC, an Ohio limited liability company ("NIC"); and the instruments operation of the Company were transferred into NIC. NIC is a wholly-owned subsidiary of the Company. Effective March 4, 1999, Special Control Systems, Inc., an Ohio corporation 100% owned by the Company, was merged into NIC. The Company established a wholly-owned subsidiary NTI Facilities, Inc. on January 1, 2000. The operating results and assets of NIC and NTI Facilities, Inc. are included in the consolidated financial statements of the Company.

(b)      BUSINESS OF THE COMPANY.

GENERAL

         The Company is a developer, manufacturer and marketer of materials science based industrial packaging products and systems and electronic sensing instruments. The Company's corrosion inhibiting industrial packaging products and systems, marketed under the name ZERUST(R) ("ZERUST"), are utilized in protective packaging serving a wide variety of companies in industries such as transportation, fossil fuel power generation, electronics, on-and off-road automotive equipment, machinery for agriculture and metal processing. The ZERUST product line accounted for approximately 97% of the Company's sales during its fiscal year ended August 31, 2000.

         The Company's electronic sensing instruments include portable oil quality analyzers for on-site evaluation of various types of oils and fluids, instruments that provide for on- and off-line measurement of fiber denier and other devices, which utilize microwave technology to measure moisture and the tempo of manufacturing process in metallurgical facilities.

INTERNATIONAL JOINT VENTURES AND EUROPEAN HOLDING COMPANY

         The Company participates in an expanding number of international joint venture arrangements that provide for the manufacturing, marketing and distribution of materials science based industrial packaging products based upon the Company's technology. Both the Company and the Company's corporate joint venture in Germany, Excor Korrosionsschutz - Technologien und Produkte GmbH ("Excor"), through Excor's wholly owned subsidiary Excor Korrosionsforschung GmbH, manufacture and supply the proprietary ingredients that make the finished product functional, but the actual manufacturing of the finished product itself takes place in each country in which the Company has a joint venture or similar relationship. Manufacturing the product in foreign countries lowers shipping costs and improves on-time delivery to foreign customers. The international joint venture arrangements allow the Company to successfully market and sell its products in foreign countries through the marketing efforts of joint venture partners without the Company having to develop its own international sales force. The Company's international joint venture partners are knowledgeable in the applicable environmental, labor, tax and other requisite regulations and laws of the respective foreign countries in which they operate, as well as the local customs and business practices, and have a vested interest in making each joint venture a success.

         The Company participates in various corporate joint ventures in countries outside the United States and in similar non-contractual arrangements in various other countries. The international joint ventures provide for the manufacturing, marketing, and distribution of materials science based industrial packaging products. The Company also has a 50% ownership interest in NTI ASEAN, LLC, for its joint venture investments in the ASEAN region, which does not encompass Japan or South Korea. Taiyo Petroleum Gas Co. Ltd., an existing joint venture partner, owns the remaining 50% ownership interest in NTI ASEAN, LLC subject to final capitalization of NTI ASEAN, LLC. The Company has an ownership interest either directly or indirectly in the following joint ventures:

                                                        Date of Original
               Country                                     Investment
               -------                                     ----------

               Japan                                          1987
               France                                         1990
               Taiwan*                                        1990
               Germany                                        1991
               Singapore*                                     1991
               Sweden                                         1991
               Brazil                                         1993
               Austria                                        1994
               Russia                                         1994
               South Korea                                    1994
               Finland                                        1995
               Italy                                          1996
               United Kingdom                                 1997
               Czech Republic                                 1997
               Poland                                         1998
               Thailand*                                      1998
               China*                                         2000
               India                                          2000
               Malaysia*                                      2000
                 *INDIRECT OWNERSHIP INTEREST THROUGH NTI ASEAN, LLC

         The Company had invested $100,000 in 1998 to fund its interest in a joint venture in Indonesia. During the fiscal year ended August 31, 2000, the Company withdrew from this joint venture, receiving back its $100,000 investment and interest thereon. The Company currently has no joint venture interests in Indonesia.

         In addition to the Company's investments in the international corporate joint ventures listed above, the Company acquired a 50% ownership interest in a European holding company during fiscal year 1997; however, to date, this entity has been inactive.

         While the Company is not aware of any specific potential risk beyond its initial investment and undistributed earnings of the international joint ventures, there can be no assurance that the Company will not be subject to lawsuits based on product liability claims or other claims arising out of the activities of each international joint ventures. To protect against such an occurrence, the Company maintains liability insurance specifically applicable to its ownership positions in the international joint venture arrangements in excess of any insurance the joint ventures may maintain.

PRODUCTS

         The Company operates in two businesses: materials science based industrial packaging products and systems and electronic sensing instruments. Materials science based industrial packaging products and systems accounted for approximately 97% of the Company's sales in fiscal year 2000.

         MATERIALS SCIENCE BASED INDUSTRIAL PACKAGING PRODUCTS AND SYSTEMS. Corrosion negatively affects products and components in the manufacturing industry. This applies to the rusting of ferrous (iron and steel) metals and the deterioration by oxidation of nonferrous (aluminum, copper, brass, etc.) metals. In combating corrosion, the traditional approach has been to apply oils and greases to protect metal parts. This approach commonly requires specialized application equipment. In addition, the oils and greases may pose unacceptable health and fire hazards and also may collect and trap dirt and debris that, in some cases, may actually initiate corrosion. For the removal of such oils and greases, chemical solvents and specialized safety equipment may be necessary that typically introduce additional health and hazardous waste disposal problems.

         ZERUST volatile corrosion inhibiting ("VCI") products may entirely eliminate or reduce the use of oils and greases to inhibit corrosion; for ZERUST formulations contain proprietary chemical systems that emit a nontoxic vapor that is diffused throughout an enclosure. Electron scanning microscopy shows that the VCI-rich atmosphere causes VCI molecules to condense in a microscopic layer on all surfaces they reach. The corrosion inhibiting layer is maintained so long as the metal product to be protected remains within the ZERUST package. Electron scanning further shows that once the contents are removed from the ZERUST package, the VCI layer revolatilizes from the contents' surfaces within two hours, leaving a clean, dry and corrosion-free product. This mechanism of corrosion protection enables the Company's customers to package and ship metal parts so that they arrive ready for use. Furthermore, by eliminating costly greasing and degreasing processes, ZERUST VCI technology provides significant savings in labor, material and capital expenditures for equipment to apply, remove and dispose of oil and grease, as compared to traditional methods of corrosion prevention.

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

         ELECTRONIC SENSING INSTRUMENTS. The Company's electronic sensing instruments accounted for approximately 3% of the Company's sales in fiscal year 2000. The Company's electronic sensing instruments include oil quality analyzers, fiber monitors and testers, and other instruments used primarily for process and quality control of materials in hostile environments, such as steel mills. Several of the Company's electronic sensing instruments are based on the measurement of the change in dielectric properties of different liquids and fibers by means of capacitance sensors. The instrument product line, however, also includes measurement devices for materials and moisture testing based upon microwave technology.

MANUFACTURING

         The Company produces certain proprietary materials science based industrial packaging formulations and products at its facility in Lino Lakes, Minnesota and electronic sensing instruments at facilities in Forest Lake, Minnesota and Cleveland, Ohio. The Company's materials science based industrial packaging end products include flexible and rigid packaging systems and other products that are produced to customer specification by selected contractors who are supplied with the necessary active ingredients by the Company, under a Trade Secrecy Agreement.

         The Company is ISO 9001 certified with respect to the manufacturing of its materials science based industrial packaging products. The Company believes that the process of ISO 9001 certification serves as an excellent tool for total quality management, enabling the Company to provide consistency and excellence in its products. Also, because potential customers may prefer or require manufacturers to have achieved ISO certification, such ISO certification may provide the Company with certain competitive advantages.

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

         Internationally, the Company has entered into joint ventures and similar arrangements with foreign partners (either directly or through NTI ASEAN, LLC). Pursuant to these arrangements, the Company and/or Excor supply certain proprietary formulations to the foreign joint venture entities, which in turn provide for the international manufacture and marketing of ZERUST and others finished products. The Company receives fees for providing technical support and marketing assistance to the joint ventures in accordance with the terms of the joint venture arrangements.

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

SIGNIFICANT CUSTOMERS

         One customer accounted for approximately 14% and 16% of net sales for the fiscal years ended August 31, 2000 and 1998, respectively. No single customer accounted for more than 10% of net sales for the fiscal year ended August 31, 1999.

RESEARCH AND DEVELOPMENT

         The Company's research and development activities are directed at the improvement of existing products, the development of new products and quality assurance through improved testing of the Company's products. The Company's research and development expenditures, including engineering and technical support, were $587,434, $578,231, and $487,456 in fiscal years 2000, 1999 and
1998, respectively. In 1997, the Company's joint venture in Germany, Excor, established a wholly-owned subsidiary, Excor Korrosionsforschung GmbH, to conduct research into new fields of materials science based industrial packaging and the applications engineering thereof in conjunction with the Company's domestic research and development operation. Today the Company's internal research and development activities are conducted at its Minnesota headquarters, in Beachwood, Ohio, in Dresden, Germany; and at various international locations under the direction of internationally known scientists and research institutes under exclusive contract to the Company with respect to the subject of their respective research efforts. The conduct of the research and development activities outside Minnesota and Germany, like the results of the Company's research and development efforts generally, invariably engenders certain proprietary rights for the Company.

PATENTS AND TRADEMARKS

         The Company is committed to the timely and continual upgrading of its product line and the introduction of new products, developed in-house or via exclusive technology agreements. The Company currently owns one United States patent, which expired in 2000, relating to its corrosion inhibiting products. The Company believes that trade secrets and proprietary (albeit unpatented) know-how are at least as important as patent protection in establishing and maintaining a competitive advantage; and that mere patent protection without close technical support and applications engineering will not serve to keep any given supplier in the forefront of any sophisticated technology based market.

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

BACKLOG

         The Company did not have a significant order backlog as of August 31, 2000. Customers generally place orders on an "as needed" basis and expect delivery within a relatively short period of time.

WORKING CAPITAL AND AVAILABILITY OF MATERIALS

         The Company does not carry excess quantities of raw materials or purchased parts because of widespread availability thereof from various suppliers. The Company has sufficient working capital to meet all obligations when due.

EMPLOYEES

         As of August 31, 2000, the Company had 31 full-time direct employees in the United States, consisting of six engaged in administration, ten in sales and marketing, four in research and development, ten in operations and one person responsible for international coordination. There are no unions representing the Company's employees and the Company believes that its relations with employees are good. There are no pending or, to the Company's knowledge, threatened labor or employment disputes or work interruptions.

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

         A subsidiary of the Company, NTI Facilities, Inc., acquired a one-third ownership of Omni - Northern Ltd., an Ohio limited liability company, in contemplation of entering into a lease (as described below) for approximately 50% of the net rentable space in the building itself. Omni - Northern Ltd. owns and operates a rental property located at 23205 Mercantile Road, Beachwood, Ohio, comprising approximately 1.989 acres of land and a building of approximately 33,877 square feet, having an approximate value of $2,205,000 based upon the cash - to mortgage acquisition price of the property paid in fiscal year 2000. The Company has guaranteed up to $339,235 of the Omni - Northern Ltd.'s $2,035,000 mortgage obligation with National City Bank, Cleveland, Ohio. NTI Facilities, Inc. has entered into a 15 year lease agreement for approximately 16,826 square feet of office, manufacturing, laboratory and warehouse space requiring monthly payments of $13,194 (approximately $9.41 per square foot), which can be adjusted annually according to the annual consumer price index through November 2014. By its ownership in Omni - Northern Ltd., NTI Facilities Inc. is entitled to one third of the operating results of Omni - Northern Ltd. The building is now fully leased.

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


                                                            COMMON STOCK
                                                            ------------
                                                        HIGH            LOW
                                                        ----            ---
         2000:
              Fourth fiscal quarter.............      $ 8 7/8        $ 5 3/4

              Third fiscal quarter..............        8 1/8          6 3/8

              Second fiscal quarter.............        9 5/8          6 1/8

              First fiscal quarter..............        7 9/16         5 1/4

         1999:
              Fourth fiscal quarter.............      $ 8 3/8        $ 5 11/16

              Third fiscal quarter..............        6 7/8          5 1/2

              Second fiscal quarter.............        7 1/4          5 3/8

              First fiscal quarter..............        7              5

         The Company declared Common Stock cash dividends of $.15 per share to shareholders of record on December 4, 1998; and $.16 per share to shareholders of record on December 3, 1999; and $.17 per share to shareholders of record on December 1, 2000. The Company's Board of Directors will continue to consider the payment of dividends annually, based on the Company's net income and operating cash requirements.

         As of August 31, 2000, the Company's Common Stock was held by approximately 460 shareholders of record.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

FISCAL YEAR 2000 COMPARED TO FISCAL YEAR 1999

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

         NET SALES AND COST OF SALES. The Company had net sales originating in the United States of $11,032,199 in fiscal year 2000; an increase of $1,161,668 or 11.8% from net sales of $9,870,531 in fiscal year 1999. The increase in net sales was due primarily to an increase in the volume of materials science based industrial packaging products sold to new and existing customers in North America. One existing customer accounted for 14% of sales in fiscal year 2000 and 7% of sales in fiscal year 1999.

         The cost of sales increased as a percentage of sales to 50.4% in fiscal year 2000 from 47.9% in fiscal year 1999. The variation in the cost of sales percentage includes an obsolete inventory charge of $90,000 and the impact of the increase in the market price for certain raw materials and labor cost. The Company does not anticipate a further ongoing increase in cost of sales in fiscal year 2001 as a percentage of sales.

         SELLING EXPENSES. The Company's selling expenses decreased by $182,242 or 12.2% to $1,308,615 in fiscal year 2000 from $1,490,857 in fiscal year 1999.
The decrease in selling expenses in fiscal year 2000 was primarily related to a decrease in external selling commissions and related expenses, which was partially offset with an increase in salaries. As a percentage of sales these costs decreased to 11.9% in fiscal year 2000 from 15.1% in fiscal year 1999 due to the increased level of net sales and the overall decrease in selling expenses in fiscal year 2000. The Company anticipates that its selling expenses will increase in fiscal year 2001 due to planned increases in marketing efforts.

         GENERAL AND ADMINISTRATIVE EXPENSES. The Company's general and administrative expenses increased by $433,055 or 26.0% to $2,097,991 in fiscal year 2000 from $1,664,936 in fiscal year 1999. The increase in general and administrative expenses in fiscal year 2000 was primarily due to increases in various professional fees (e.g. for the filing and defense of U.S. and foreign patents and trademarks), group insurance and development of the Company's facilities, including technical equipment and a new laboratorium. As a percentage of sales general and administrative expenses increased to 19.0% in fiscal year 2000 from 16.9% in fiscal year 1999. The Company anticipates that its general and administrative expenses will continue to increase in fiscal year 2001, for the reasons cited.

         RESEARCH, ENGINEERING, AND TECHNICAL SUPPORT EXPENSES. The Company's research, engineering, and technical support expenses increased by $9,203 or 1.6% to $587,434 in fiscal year 2000 from $578,231 in fiscal year 1999. As a result of the Company's international research and development activities certain proprietary rights to new technology have been added to the Company. As a percentage of sales, research, engineering and technical support expenses decreased to 5.3% in fiscal year 2000 from 5.9% in fiscal year 1999 due to the increased level of net sales. The Company anticipates that in fiscal year 2001 research, engineering and technical support expenses will surpass expenses incurred in fiscal year 2000.

OPERATIONS OF INTERNATIONAL JOINT VENTURES

         CORPORATE JOINT VENTURES AND EUROPEAN HOLDING COMPANY. The Company continues its business program of establishing corporate joint venture arrangements in international markets directly or indirectly through NTI ASEAN, LLC ("NTI ASEAN"). The Company maintains a 50% ownership interest in NTI ASEAN, with the remaining 50% ownership interest owned by Taiyo Petroleum Gas Co. Ltd., which also owns the other 50% ownership interest in the Company's corporate joint venture located in Japan.

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

         Corporate joint venture sales were as follows:

                                                       2000             1999

        Direct ownership interest                  $23,913,708      $22,022,767
        Indirect ownership interest (NTI ASEAN)      1,288,396
                                                   -----------      -----------
        Total                                      $25,202,104      $22,022,767
                                                   ===========      ===========

         The Company received fees for technical and other support to the corporate joint ventures based on the revenues of the individual corporate joint ventures. The Company recognized fees for such support in the amounts of $2,749,578 and $2,459,697 for fiscal years 2000 and 1999, respectively. The increase in fees for technical and other support to corporate joint ventures was primarily due to the greater efficacy of the Company's service to its corporate joint ventures, which provided for increased sales volume at certain of the Company's corporate joint ventures.

         The Company incurred direct expenses related to corporate joint ventures and the European holding company of $1,312,213 and $741,703 in fiscal years 2000 and 1999, respectively. These expenses include: technical and marketing services to existing joint ventures, legal fees regarding the establishment of new joint ventures, registration and promotion of worldwide trade marks and legal fees incurred in the filing of letters patent for new technologies to which the Company acquired certain rights. The Company anticipates that expenses relating to corporate joint ventures will continue to increase in the future due to the Company providing ongoing technical, marketing and other support to its joint ventures, to the development of new corporate joint ventures and to the development of new technologies and their concomitant intellectual property rights.

         The Company and NTI ASEAN anticipate that in the future they will enter into joint ventures in other foreign countries and in the ASEAN region.

         The Company's investments in corporate joint ventures and the European holding company are accounted for using the equity method and resulted in income to the Company of $854,032 and $368,711 for fiscal years 2000 and 1999, respectively. Net income of the corporate joint ventures in fiscal year 2000 of $1,810,885 represents a 74.3% increase from fiscal year 1999.

         The Company also has an investment in a European holding company, which is currently inactive.

INTEREST INCOME

         INTEREST INCOME. The Company's interest income increased to $238,858 in fiscal year 2000 from $111,901 in fiscal year 1999 due partially to the interest received upon a full payment of a note from purchase of common stock.

INCOME BEFORE INCOME TAXES

         INCOME BEFORE INCOME TAXES. The comparison of the income before income taxes of the Company reveals an increase of $397,620 to $4,005,805 in fiscal year 2000, over the income before income taxes of $3,608,185 in fiscal year 1999, a net gain of 11.0% year to year.

INCOME TAXES

         INCOME TAXES. The Company's effective income tax rates were 34.3% and 29.7% for fiscal years 2000 and 1999, respectively. The effective income tax rate for the Company in fiscal year 2000 was lower than the statutory rate, since the Company's equity in income of its international corporate joint ventures and in the European holding company are recognized based on after tax earnings of these entities, resulting in foreign tax credits. Thus, to the extent the corporate joint ventures' and the foreign company's undistributed earnings were distributed to the Company during fiscal years 2000 and 1999, such did not result in material additional income tax liability after the application of foreign tax credits. The increase in the Company's effective income tax rate in fiscal year 2000 is primarily due to the utilization of a net operating loss carry forward in fiscal year 1999, which was exhausted in that period.


FISCAL YEAR 1999 COMPARED TO FISCAL YEAR 1998

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

         NET SALES AND COST OF SALES. The Company's net sales originating in the United States were $9,870,531 in fiscal year 1999; a decrease of $206,963 or 2.1% from net sales of $10,077,494 in fiscal year 1998. The decrease in net sales is due primarily to a decrease in the volume of materials science based industrial packaging products sold to the Company's international corporate joint ventures which was only partially offset by an increase in the volume of such products sold to new and existing customers in North America. During fiscal year 1999, certain of the corporate joint ventures purchased active formulations previously sourced from the Company from a corporate joint venture of the Company.

         No single customer accounted for more than 10% of sales in fiscal year 1999, whereas, in fiscal year 1998 sales to one customer accounted for 16% of total sales. The decrease in sales to a single customer is a result of a major industrial customer's changing logistic firms during fiscal year 1999.

         The cost of sales decreased as a percentage of sales to 47.9% in fiscal year 1999 from 49.1% in fiscal year 1998. The variation in the cost of sales percentage reflects changes in product mix.

         SELLING EXPENSES. The Company's selling expenses increased by $230,249 or 18.3% to $1,490,857 in fiscal year 1999 from $1,260,608 in fiscal year 1998.
The increase in selling expenses in fiscal year 1999 was primarily related to increases in salaries and related expenses, sales promotion, and travel. As a percentage of sales these costs increased to 15.1% in fiscal year 1999 from 12.5% in fiscal year 1998 reflecting the decreased level of net sales together with the overall increase in selling expenses in fiscal year 1999.

         GENERAL AND ADMINISTRATIVE EXPENSES. The Company's general and administrative expenses increased by $218,155 or 15.1% to $1,664,936 in fiscal year 1999 from $1,446,781 in fiscal year 1998. The increase in general and administrative expenses in fiscal year 1999 was primarily due to increases in salaries and related expenses, various professional fees, and building maintenance. As a percentage of sales, general and administrative expenses increased to 16.9% in fiscal year 1999 from 14.4% in fiscal year 1998 reflecting the decreased level of net sales and the overall increase in general and administrative expenses in fiscal year 1999.

         RESEARCH, ENGINEERING, AND TECHNICAL SUPPORT EXPENSES. The Company's research, engineering, and technical support expenses increased by $90,775 or 18.6% to $578,231 in fiscal year 1999 from $487,456 in fiscal year 1998. The increase in research, engineering and technical support expenses in fiscal year 1999 was primarily due to the increase of research and development activities conducted at various international locations with and through independent contractors under the direct supervision of the Company. The conduct of the Company's research and development activities, both internationally and domestically, invariability engender certain proprietary rights to the results thereof to the Company. As a percentage of sales research, engineering and technical support expenses costs increased to 5.9% in fiscal year 1999 from 4.8% in fiscal year 1998 due to the increased research, engineering, and technical support activities in fiscal year 1999, as against the decreased level of net sales in that period.

OPERATIONS OF INTERNATIONAL JOINT VENTURES

         CORPORATE JOINT VENTURES AND EUROPEAN HOLDING COMPANY. The Company's investments in international corporate joint ventures and the European holding company are accounted for using the equity method and resulted in income to the Company of $368,711 and $549,875 for fiscal years 1999 and 1998, respectively. The decrease in equity in income of international corporate joint ventures and the European holding company was primarily due to a write down of the U.S. dollar value of the Company's investment in its Brazilian joint venture accompanied by the erosion in value of the Brazilian Real. Net income of the Company's international corporate joint ventures in fiscal year 1999 in the amount of $1,038,785 represents a 14.6% decrease from the net income of the Company's international joint ventures in fiscal year 1998, due partially to higher operating expenses in those companies and in some measure to currency fluctuations. The Company also receives fees for technical and other support to its international corporate joint ventures, based on the revenues of each individual corporate joint venture. The Company recognized fees for such support in the amounts of $2,459,697 and $1,868,938 for fiscal years 1999 and 1998, respectively. The increase in fees for technical support and other services to international corporate joint ventures was primarily due to the greater efficacy of the Company's services to its corporate joint ventures, which provided for increased sales volume at certain of the Company's international corporate joint ventures located in the Pacific Rim and Europe. Sales of the international corporate joint ventures in fiscal year 1999 increased $2,444,772 or 12.5% to $22,022,767.

         The Company incurred direct expenses related to its support of the international corporate joint ventures and the European holding company of $741,703 and $566,051 in fiscal years 1999 and 1998, respectively. These expenses consisted primarily of cost incurred to provide technical and marketing services to existing joint ventures, legal fees incurred for the development of new joint ventures, and travel and meetings expenses; but do not include an allocation of research and development expenses or of selling expenses incurred by the Company, including, for example, for participation in the international trade fairs and symposia.

INCOME TAXES

         INCOME TAXES. The Company's effective income tax rates were 29.7% and 33.5% for fiscal years 1999 and 1998, respectively. The decrease in the effective income tax rate in fiscal year 1999 as compared to fiscal year 1998 was due to the utilization of a net operating loss carry forward that became available in fiscal year 1999. The effective income tax rate for the Company's fiscal year 1999 was lower than the statutory rate, since the equity in income of its international corporate joint ventures and the European holding company are recognized based on after tax earnings of these entities. Thus, to the extent the corporate joint ventures' and the foreign company's undistributed earnings were distributed to the Company during fiscal years 1999 and 1998, such did not result in material additional income tax liability after the application of foreign tax credits.

LIQUIDITY AND CAPITAL RESOURCES

         At August 31, 2000, the Company's working capital was $6,078,694 including $3,840,057 in cash and cash equivalents, with a current ratio of 7.3:1. At August 31, 1999, the Company's working capital was $5,471,523, including $2,750,209 in cash and cash equivalents, with a current ratio of 9.1:1. To date, net cash provided from operations has been sufficient to meet liquidity requirements, capital expenditures, research and development cost, and expansion of operations of the Company's international joint ventures. Cash flow from operations totaled $2,620,833, $1,983,425, and $2,048,207 for the fiscal years 2000, 1999, and 1998, respectively. The net cash flow from operations for fiscal years 2000, 1999, and 1998 resulted principally from net income and international joint venture dividends offset by a non-cash component of net income identified as equity in income of international corporate joint ventures and European holding company.

         Net cash used in investing activities totaled $429,420, $641,317 and $91,682 for fiscal years 2000, 1999, and 1998, respectively. The primary uses of cash in fiscal year 2000 were investments in international corporate joint ventures, and additions to property, and an increase in other assets. In fiscal year 2000, the Company's expenditures of cash for investing activities were offset by payment of the note receivable from purchase of common stock. The primary use of cash in fiscal years 1999 and 1998 were investments in corporate joint ventures and additions to property. In fiscal years 1999 and 1998 the Company's expenditures of cash for investing activities were offset by payment of an international corporate joint venture note and proceeds from the sale of trading investments, respectively.

         Net cash used in financing activities was $1,101,565, $792,389, and $3,701,602 for fiscal years 2000, 1999, and 1998, respectively. The primary uses of cash in financing activities resulted from the payment of dividends and the repurchase of common stock. The primary source of cash provided by financing activities was proceeds from the exercise of stock options.

         The Company and its subsidiaries have no long-term debt and no material lease commitments as of August 31, 1999, except for an office, manufacturing, laboratory and warehouse lease requiring monthly payments of $13,194, which can be adjusted annually according to the annual consumer price index through November 2014.

         The Company has no postretirement benefit plan and does not anticipate establishing any postretirement benefit program.

         Inflation in the U.S. historically has had little effect on the Company.

EURO CURRENCY ISSUE

         On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their respective existing currencies and the Euro and to adopt the Euro as their common legal currency on that date (the "Euro Conversion"). Following the Euro Conversion, however, the previously existing currencies of the participating countries were scheduled to remain legal tender in the participating countries from January 1, 1999 to January 2002. During this transition period, public and private parties may pay for goods and services using either the Euro or the previously existing currencies. Beginning January 1, 2002, the participating countries will issue new Euro-denominated bills and coins for use in cash transactions. No later than July 1, 2002, the participating countries will withdraw all bills and coins denominated in the previously existing currencies making Euro Conversion complete.

         The Company, its international corporate joint ventures and the European holding company have been evaluating the potential impact the Euro Conversion to the Euro Currency may have on their results of operations, liquidity or financial condition. The Company has determined that expected costs for compliance will not be material to its results of operations, liquidity, financial condition or capital expenditures. However, significant noncompliance by the Company's international corporate joint ventures, and their customers or suppliers could adversely impact the Company's results of operations, liquidity or financial condition. Accordingly, until the Company completes its assessment of the Euro Conversion impact, there can be no assurance that the Euro Conversion will not have a material impact on the overall business operations of the Company.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. To date, the Company believes the adoption of SFAS No. 133 will not have a significant impact on its financial position or the results of its operations.

         In December 1999, the Securities and Exchange Commission released Staff Accounting Bulleting (SAB) No. 101 that provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company is required to modify its revenue recognition policy to comply with SAB No. 101, as amended, no later than August 31, 2001. Management has not yet determined the effects SAB No. 101 will have on the Company's financial position or the results of the operations.

ITEM 7. FINANCIAL STATEMENTS.


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

         The following items are included herein:

         Financial Statements:                                            Page
         --------------------                                             ----

         Independent Auditors' Report..................................... 17
         Consolidated Balance Sheets as of August 31, 2000 and 1999....... 18
         Consolidated Statements of Income for the years ended August 31,
          2000, 1999 and 1998............................................. 19
         Consolidated Statements of Stockholders' Equity for the years ended August 31, 2000, 1999 and 1998............................ 20
         Consolidated Statements of Cash Flows for the years ended
          August 31, 2000, 1999 and 1998.................................. 21
         Notes to Consolidated Financial Statements....................... 22-32

INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors
Northern Technologies International Corporation
Lino Lakes, Minnesota

We have audited the accompanying consolidated balance sheets of Northern Technologies International Corporation and Subsidiaries (the Company) as of August 31, 2000 and 1999 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended August 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Northern Technologies International Corporation and Subsidiaries at August 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2000, in conformity with accounting principles generally accepted in the United States of America.



/s/ Deloitte & Touche LLP
Minneapolis, Minnesota
November 17, 2000

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AUGUST 31, 2000 AND 1999
--------------------------------------------------------------------------------

                                                                                             2000              1999
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                             $  3,840,057     $  2,750,209
   Receivables:
     Trade, less allowance for doubtful accounts of $30,000 and $27,000, respectively       1,390,264        1,704,536
     International corporate joint ventures                                                   608,136          473,553
   Inventories                                                                                929,661        1,013,525
   Prepaid expenses and other                                                                  51,066           37,008
   Deferred income taxes                                                                      220,000          170,000
                                                                                         ------------     ------------
           Total current assets                                                             7,039,184        6,148,831

PROPERTY AND EQUIPMENT, net                                                                 1,219,189        1,115,229

OTHER ASSETS:
   Investments in international corporate joint ventures                                    3,602,692        3,424,623
   Investment in European holding company                                                     243,598          247,253
   Deferred income taxes                                                                      310,000          210,000
   Other                                                                                      703,631          315,662
                                                                                         ------------     ------------
                                                                                            4,859,921        4,197,538
                                                                                         ------------     ------------
                                                                                         $ 13,118,294     $ 11,461,598
                                                                                         ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                                      $    221,236     $    149,328
   Income taxes                                                                               313,806          307,188
   Accrued liabilities:
     Payroll and related benefits                                                             224,445           54,182
     Other                                                                                    201,003          166,610
                                                                                         ------------     ------------
           Total current liabilities                                                          960,490          677,308

DEFERRED GROSS PROFIT                                                                          50,000           60,000

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY:
   Preferred stock, no par value; authorized 10,000 shares; none issued
   Common stock, $.02 par value per share; authorized 10,000,000 shares;
     issued and outstanding 3,803,118 and 3,865,103 shares, respectively                       76,062           77,302
   Additional paid-in capital                                                               4,532,550        4,613,806
   Retained earnings                                                                        8,093,286        6,481,550
   Accumulated other comprehensive loss (Note 1)                                             (594,094)        (318,561)
                                                                                         ------------     ------------
                                                                                           12,107,804       10,854,097
   Notes and related interest receivable from purchase of common stock                             --         (129,807)
                                                                                         ------------     ------------
           Total stockholders' equity                                                      12,107,804       10,724,290
                                                                                         ------------     ------------
                                                                                         $ 13,118,294     $ 11,461,598
                                                                                         ============     ============


See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED AUGUST 31, 2000, 1999, AND 1998
--------------------------------------------------------------------------------

                                                                                  2000             1999             1998
SALES                                                                         $ 11,032,199     $  9,870,531     $ 10,077,494

COST OF GOODS SOLD                                                               5,562,609        4,726,928        4,947,816
                                                                              ------------     ------------     ------------

GROSS PROFIT                                                                     5,469,590        5,143,603        5,129,678

OPERATING EXPENSES:
   Selling                                                                       1,308,615        1,490,857        1,260,608
   General and administrative                                                    2,097,991        1,664,936        1,446,781
   Research, engineering, and technical support                                    587,434          578,231          487,456
                                                                              ------------     ------------     ------------
                                                                                 3,994,040        3,734,024        3,194,845
                                                                              ------------     ------------     ------------

OPERATING INCOME                                                                 1,475,550        1,409,579        1,934,833

INTERNATIONAL CORPORATE JOINT VENTURES AND
EUROPEAN HOLDING COMPANY:
   Equity in income of international corporate joint ventures and
     European holding company                                                      854,032          368,711          549,875
   Fees for technical support and other services provided to international
     corporate joint ventures                                                    2,749,578        2,459,697        1,868,938
   Expenses incurred in support of international corporate joint ventures       (1,312,213)        (741,703)        (566,051)
                                                                              ------------     ------------     ------------
                                                                                 2,291,397        2,086,705        1,852,762

INTEREST INCOME                                                                    238,858          111,901          151,720
                                                                              ------------     ------------     ------------

INCOME BEFORE INCOME TAXES                                                       4,005,805        3,608,185        3,939,315

INCOME TAXES                                                                     1,375,000        1,070,000        1,320,000
                                                                              ------------     ------------     ------------

NET INCOME                                                                    $  2,630,805     $  2,538,185     $  2,619,315
                                                                              ============     ============     ============

NET INCOME PER SHARE:
   Basic                                                                      $        .68     $        .65     $        .64
                                                                              ============     ============     ============
   Diluted                                                                    $        .68     $        .64     $        .63
                                                                              ============     ============     ============

WEIGHTED AVERAGE COMMON SHARES ASSUMED
     OUTSTANDING:
   Basic                                                                         3,857,964        3,915,001        4,084,408
                                                                              ============     ============     ============
   Diluted                                                                       3,869,075        3,956,977        4,157,721
                                                                              ============     ============     ============


See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                                                                          NOTES AND
                                                                                                           RELATED
                                                                                                           INTEREST
                                                                                                          RECEIVABLE
                                                                                            ACCUMULATED      FROM          TOTAL
                                          COMMON STOCK          ADDITIONAL                     OTHER      PURCHASE OF     COMMON
                                   -------------------------     PAID-IN       RETAINED    COMPREHENSIVE    COMMON     STOCKHOLDERS'
                                      SHARES        AMOUNT       CAPITAL       EARNINGS        LOSS         STOCK         EQUITY
BALANCE AT AUGUST 31, 1997           4,202,508   $    84,050   $ 5,185,828   $ 5,217,221   $  (252,591)  $  (129,807)  $10,104,701

   Repurchase of common stock         (374,765)       (7,495)     (775,131)   (2,364,042)           --            --    (3,146,668)
   Stock options exercised              19,709           394        66,470            --            --            --        66,864
   Dividends on common stock -
     $.15 per share                         --            --            --      (621,798)           --            --      (621,798)
   Comprehensive earnings, 1998:
     Foreign currency translation
       adjustment                           --            --            --            --      (140,930)           --      (140,930)
     Net income                             --            --            --     2,619,315            --            --     2,619,315
                                                                                                                       -----------
       Comprehensive earnings 1998          --            --            --            --            --            --     2,478,385
                                   -----------   -----------   -----------   -----------   -----------   -----------   -----------

BALANCE AT AUGUST 31, 1998           3,847,452        76,949     4,477,167     4,850,696      (393,521)     (129,807)    8,881,484

   Repurchase of common stock          (80,989)       (1,620)     (186,275)     (326,227)           --            --      (514,122)
   Issuance of common stock for
     services provided                   3,200            64        21,986            --            --            --        22,050
   Stock options exercised              95,440         1,909       300,928            --            --            --       302,837
   Dividends on common stock -
     $.15 per share                         --            --            --      (581,104)           --            --      (581,104)
   Comprehensive earnings, 1999:
     Foreign currency translation
       adjustment                           --            --            --            --        74,960            --        74,960
     Net income                             --            --            --     2,538,185            --            --     2,538,185
                                                                                                                       -----------
       Comprehensive earnings 1999          --            --            --            --            --            --     2,613,145
                                   -----------   -----------   -----------   -----------   -----------   -----------   -----------

BALANCE AT AUGUST 31, 1999           3,865,103        77,302     4,613,806     6,481,550      (318,561)     (129,807)   10,724,290

   Repurchase of common stock          (74,874)       (1,498)     (149,748)     (400,137)           --            --      (551,383)
   Stock options exercised              12,889           258        68,492            --            --            --        68,750
   Payment received on note
     receivable                             --            --            --            --            --       129,807       129,807
   Dividends on common stock -
     $.16 per share                         --            --            --      (618,932)           --            --      (618,932)
   Comprehensive earnings, 2000:
     Foreign currency translation
       adjustment                           --            --            --            --      (275,533)           --      (275,533)
     Net income                             --            --            --     2,630,805            --            --     2,630,805
                                                                                                                       -----------
       Comprehensive earnings 2000          --            --            --            --            --            --     2,355,272
                                   -----------   -----------   -----------   -----------   -----------   -----------   -----------

BALANCE AT AUGUST 31, 2000           3,803,118   $    76,062   $ 4,532,550   $ 8,093,286   $  (594,094)  $        --   $12,107,804
                                   ===========   ===========   ===========   ===========   ===========   ===========   ===========


See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED AUGUST 31, 2000, 1999, AND 1998
--------------------------------------------------------------------------------

                                                                           2000             1999             1998
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                          $  2,630,805     $  2,538,185     $  2,619,315
   Adjustments to reconcile net income to net cash provided
       by operating activities:
     Depreciation                                                           198,264          156,540          118,127
     Impairment loss                                                             --           50,941               --
     Equity in income of international corporate joint ventures
       and European holding company                                        (854,032)        (368,711)        (549,875)
     Dividends received from international corporate joint ventures         273,119           88,890          284,461
     Deferred income taxes                                                 (150,000)         (30,000)          20,000
     Deferred gross profit                                                  (10,000)         (60,000)           2,000
     Common stock issued for services                                            --           22,050               --
     Changes in assets and liabilities:
       Receivables:
         Trade receivables                                                  314,272         (662,108)         122,232
         International corporate joint ventures                            (134,583)        (121,389)         165,387
       Inventories                                                           83,864          (44,005)        (127,902)
       Prepaid expenses and other                                           (14,058)          81,251            8,937
       Accounts payable                                                      71,908           (7,276)          (5,873)
       Income taxes                                                           6,618          240,772         (310,451)
       Accrued liabilities                                                  204,656           98,285         (298,151)
                                                                       ------------     ------------     ------------
           Total adjustments                                                 (9,972)        (554,760)        (571,108)
                                                                       ------------     ------------     ------------
           Net cash provided by operating activities                      2,620,833        1,983,425        2,048,207

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property                                                   (302,224)        (316,759)        (110,809)
   Investments in international corporate joint ventures                   (101,083)        (522,661)        (199,311)
   (Increase) decrease in other assets                                     (155,920)         198,103          218,438
   Payment on note receivable from purchase of
     common stock                                                           129,807               --               --
                                                                       ------------     ------------     ------------
           Net cash used in investing activities                           (429,420)        (641,317)         (91,682)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends paid                                                          (618,932)        (581,104)        (621,798)
   Repurchase of common stock                                              (551,383)        (319,122)      (3,146,668)
   Issuance of common stock                                                  68,750          107,837           66,864
                                                                       ------------     ------------     ------------
           Net cash used in financing activities                         (1,101,565)        (792,389)      (3,701,602)
                                                                       ------------     ------------     ------------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                       1,089,848          549,719       (1,745,077)

CASH AND CASH EQUIVALENTS AT BEGINNING
   OF YEAR                                                                2,750,209        2,200,490        3,945,567
                                                                       ------------     ------------     ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                               $  3,840,057     $  2,750,209     $  2,200,490
                                                                       ============     ============     ============

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED AUGUST 31, 2000, 1999, AND 1998
--------------------------------------------------------------------------------

1.      NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

        BUSINESS OPERATIONS - Northern Technologies International Corporation and Subsidiaries (the Company) are engaged in the development, manufacture, and marketing of proprietary material science based industrial packaging products and electronic sensing instruments.

        CONSOLIDATION - The consolidated financial statements include the accounts of Northern Technologies International Corporation and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated.

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

        Buildings and improvements                                 5-20 years
        Machinery and equipment                                    2-10 years

        INVESTMENTS IN INTERNATIONAL CORPORATE JOINT VENTURES - Investments in international corporate joint ventures are accounted for using the equity method. Intercompany profits on inventories held by the international corporate joint ventures which were purchased from the Company have been eliminated based on the Company's ownership percentage in each international corporate joint venture.

        INVESTMENT IN EUROPEAN HOLDING COMPANY - Investment in the European holding company is accounted for using the equity method.

        RECOVERABILITY OF LONG-LIVED ASSETS - The Company reviews its long-lived assets whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. The Company determines potential impairment by comparing the carrying value of the assets with expected net cash flows expected to be provided by operating activities of the business or related products. Should the sum of the expected future net cash flows be less than the carrying value, the Company would determine whether an impairment loss should be recognized. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the asset based on market value that is based on the discounted cash flows expected to be generated by the asset. As of August 31, 2000, the Company did not consider any of its assets impaired.

        INCOME TAXES - The Company utilizes the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards (SFAS) No. 109, ACCOUNTING FOR INCOME TAXES. SFAS No. 109 requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

        FOREIGN CURRENCY TRANSLATION - The functional currency of the international corporate joint ventures and the foreign company is the applicable local currency. The translation of the applicable foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average monthly exchange rate. Translation gains or losses are reported as an element of other comprehensive income (loss).

        REVENUE RECOGNITION - Revenue is recognized when products are shipped. A portion of the gross profit on products shipped to the Company's international corporate joint ventures is deferred until such products are sold by the international corporate joint ventures.

        RESEARCH AND DEVELOPMENT - Research and development expenditures are expensed as incurred. Total research and development expenses were $587,434, $578,231, and $487,456 for the fiscal years ended August 31, 2000, 1999, and 1998, respectively.

        FEES FOR TECHNICAL SUPPORT AND OTHER SERVICES PROVIDED TO INTERNATIONAL CORPORATE JOINT VENTURES - Fees for technical support and other services to the international corporate joint ventures are recognized at the time the service is provided.

        STOCK-BASED COMPENSATION - The Company has adopted SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. This statement defines a fair value-based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, the statement also allows an entity to continue to measure compensation cost for those plans using the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. Under the fair value-based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic value-based method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company accounts for stock options grants and awards to employees in accordance with APB Opinion No. 25 and related interpretations.

        NET INCOME PER SHARE - Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share assumes the exercise of stock options using the treasury stock method, if dilutive. Diluted net income per share is computed by dividing net income by the weighted average common and common equivalent shares outstanding during the period. For the fiscal years ended August 31, 2000, 1999, and 1998, the assumed exercise of stock options increased the weighted average common and common equivalent shares outstanding by 11,111, 41,976, and 73,313 shares, respectively. Options to purchase 15,489, 29,041, and 11,575 shares of common stock as of August 31, 2000, 1999, and 1998, respectively, were not included in the computations of diluted net income per share because the options' exercise prices were greater than the average market price of the Company's common stock during the respective periods.

        USE OF ESTIMATES - The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America (generally accepted accounting principles) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS - Cash and cash equivalents, receivables, and current liabilities are carried at amounts which reasonably approximate their fair value due to their short-term nature.

        NEW ACCOUNTING STANDARDS - In June 1998 the Financial Accounting Standards Board issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company will adopt SFAS No. 133 in the first quarter of fiscal year 2001. The Company does not anticipate that the adoption of SFAS No. 133 will have a significant impact on the Company's financial position or the results of its operations.

        In December 1999 the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 101 that provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company is required to modify its revenue recognition policy to comply with SAB No. 101, as amended, no later than August 31, 2001. Management has not yet determined the effects SAB No. 101 will have on the Company's financial position or the results of its operations.

2.      INVENTORIES

        Inventories at August 31 consist of the following:

                                                        2000           1999

        Production materials                       $     267,175   $    218,701
        Work-in-process                                   23,947         24,753
        Finished goods                                   638,539        770,071
                                                   -------------   ------------
                                                   $     929,661   $  1,013,525
                                                   =============   ============

3.      PROPERTY AND EQUIPMENT

        Property and equipment at August 31 consist of the following:

                                                        2000           1999

        Land                                       $     246,097   $    246,097
        Buildings and improvements                     1,180,938      1,100,757
        Machinery and equipment                        1,168,812        964,152
                                                   -------------   ------------
                                                       2,595,847      2,311,006
        Less accumulated depreciation                  1,376,658      1,195,777
                                                   -------------   ------------
                                                   $   1,219,189   $  1,115,229
                                                   =============   ============

4. INVESTMENTS IN INTERNATIONAL CORPORATE JOINT VENTURES AND EUROPEAN HOLDING COMPANY

        JOINT VENTURES - The Company participates in various international corporate joint ventures in countries outside the United States and in similar noncontractual arrangements in various other countries. The international corporate joint ventures provide for the manufacturing, marketing, and distribution of materials science based industrial packaging products. The Company also has a 50% ownership interest in NTI ASEAN, LLC for its joint venture investments in the ASEAN region, which does not encompass Japan or South Korea. An existing joint venture partner owns the remaining 50% interest in NTI ASEAN, LLC. The Company has an ownership interest either directly or indirectly in international corporate joint ventures in the following countries:

                                                              Date of Original
                 Country                                         Investment
                 -------                                         ----------

                 Japan                                              1987
                 France                                             1990
                 Taiwan*                                            1990
                 Germany                                            1991
                 Singapore*                                         1991
                 Sweden                                             1991
                 Brazil                                             1993
                 Austria                                            1994
                 Russia                                             1994
                 South Korea                                        1994
                 Finland                                            1995
                 Italy                                              1996
                 United Kingdom                                     1997
                 Czech Republic                                     1997
                 Poland                                             1998
                 Thailand*                                          1998
                 China*                                             2000
                 India                                              2000
                 Malaysia*                                          2000

                   *Indirect ownership interest through NTI ASEAN, LLC.

        Fees earned from the international corporate joint ventures under licenses and technical and other support agreements were $2,749,578, $2,459,697, and $1,868,938 for the fiscal years ended August 31, 2000, 1999, and 1998, respectively.

        The Company incurred expenses associated with the performance of its services to its international corporate joint ventures of $1,312,213, $741,703, and $566,051 for the fiscal years ended August 31, 2000, 1999, and 1998, respectively. These expenses were incurred primarily in conjunction with the performance of the technical services to existing international corporate joint ventures, travel and legal fees regarding the development of new joint ventures.

        Composite financial information from the audited and unaudited financial statements of the Company's international joint ventures carried on the equity basis is summarized as follows:

                                                                                    August 31
                                                                          -----------------------------
                                                                               2000            1999
        Current assets                                                    $ 10,465,397     $ 11,417,847
        Total assets                                                        12,507,607       12,595,710
        Current liabilities                                                  4,759,056        5,658,770
        Noncurrent liabilities                                                  44,719           52,968
        Joint ventures' equity                                               7,703,832        6,883,972
        Northern Technologies International Corporation's
         share of international corporate joint ventures' equity             3,602,692        3,424,623

                                                                   Fiscal Years Ended August 31
                                                           --------------------------------------------
                                                                2000          1999              1998

        Sales*                                             $ 23,913,708   $ 22,022,767     $ 19,577,995
        Gross profit                                         12,448,148     11,389,838        9,930,884
        Net income                                            1,810,885      1,038,785        1,216,111
        Northern Technologies International
         Corporation's share of equity in income
         of international corporate joint ventures              857,687        369,325          556,644

        * Excludes sales of NTI ASEAN, LLC's joint ventures

        During fiscal year 1999, the Company purchased the local 50% ownership interests of two international corporate joint ventures the Company did not previously own for a total of $452,152. The Company has not consolidated the accounts of the two international corporate joint ventures in its financial statements due to the Company's intention of reducing its ownership in fiscal year 2000. The Company sold its ownership interest over 50% in one of the international corporate joint ventures in fiscal year 2000. The Company sold a portion of its ownership interest over 50% in the other international corporate joint venture in fiscal year 2000 and does not have unilateral control of the latter international corporate joint venture's operations.

        EUROPEAN HOLDING COMPANY - During the fiscal year 1997 the Company invested $254,639 for a 50% ownership interest in a European holding company. To date, the entity has been inactive and its assets as of August 31, 2000 and 1999 consisted primarily of cash and cash equivalents. The Company's share of equity in loss of the European holding company was $3,655, $614, and $6,769 for the fiscal years ended August 31, 2000, 1999, and 1998, respectively.

5.      STOCKHOLDERS' EQUITY

        During fiscal years 2000, 1999, and 1998, the Company acquired and retired 74,874, 80,989, and 374,765 shares of common stock for $551,383, $514,122, and $3,146,668, respectively.

        During fiscal year 1999 the Company issued 3,200 shares of common stock in return for services provided. The value of the common stock issued, $22,050, was determined based on the market value of the Company's common stock.

        A note receivable of $129,807 (including accrued interest of $4,432) resulting from the exercise of warrants was presented as a reduction of stockholders' equity prior to fiscal year 2000. The note receivable had an interest rate of 11% and was due on demand. The increase in accrued interest receivable on the outstanding note receivable as of August 31, 1999 had been fully reserved for, due to the uncertainty as to when the interest would be paid. The note receivable and all interest were paid in full in fiscal year 2000.

        During fiscal years 2000 and 1994 the Company's Board of Directors and shareholders approved stock option plans (the Plans) providing for the granting of options to purchase 450,000 shares of common stock in toto. Under the Plans, incentive stock options and nonqualified stock options could be granted to directors, officers, nonofficer employees, and others. The options have a term of five years and become exercisable ratably over a three- or four-year period beginning on the first annual anniversary date of the grant. Options are granted at prices equal to the market value of the stock on the date of grant.

        A summary of the status of the Company's stock options for the years ended August 31 is as follows:

                                                      2000                    1999                     1998
                                            ----------------------   ----------------------   ----------------------
                                                         Wgtd Avg                 Wgtd Avg                 Wgtd Avg
                                              Shares    Exer Price    Shares     Exer Price    Shares     Exer Price

        Outstanding at beginning of year      80,796     $   6.83     124,236     $   4.24     132,370     $   3.46
        Granted                               47,655         6.89      52,000         6.31      11,575        11.81
        Exercised                            (12,889)        5.33     (95,440)        3.17     (19,709)        3.39
        Canceled                             (21,000)        9.02          --           --          --           --
                                            --------     --------    --------                 --------

        Outstanding at end of year            94,562     $   6.57      80,796     $   6.83     124,236     $   4.24
                                            ========     ========    ========     ========    ========     ========

        Options exercisable at year-end       19,718         6.07      17,751     $   6.51     101,909     $   3.25
                                            ========     ========    ========     ========    ========     ========

        The following table summarizes information about stock options outstanding at August 31, 2000:

                                      Options Outstanding
                                      -------------------
                                            Weighted                         Options Exercisable
                                             Average                      ------------------------
                                            Remaining       Weighted                      Weighted
          Range of                         Contractual       Average                       Average
          Exercise           Number           Life          Exercise        Number        Exercise
           Prices          Outstanding       (Years)          Price       Exercisable       Price
        $5.00 - $7.00          92,987           3.43       $   6.51          18,668        $   5.81
        $10.63                  1,575           2.22          10.63           1,050           10.63
                            ---------                                     ---------
        $5.00 - $10.63         94,562           3.41       $   6.57          19,718        $   6.07
                            =========       ========       ========       =========        ========

        If compensation cost for the Company's Plan had been determined based on the fair value at the grant date for awards in the fiscal years ended August 31, consistent with the provisions of SFAS No. 123, the Company's net income would have changed to the pro forma amounts indicated below:

                                                              2000           1999           1998
        Net income, as reported                           $ 2,630,805    $ 2,538,185    $ 2,619,315
        Net income, pro forma                               2,558,094      2,488,042      2,594,076

        Basic net income per common share, as reported    $       .68    $       .65    $       .64
        Basic net income per common share, pro forma              .66            .64            .64

        Diluted net income per share, as reported                 .68            .64            .63
        Diluted net income per share, pro forma                   .66            .63            .62

        The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions and results for the grants:

                                                                 2000           1999           1998
        Dividend yield                                            2.0%           2.0%           2.0%
        Expected volatility                                      46.6%          48.2%          49.0%
        Expected life of option                               5 years        5 years        5 years
        Average risk-free interest rate                          5.79%          4.71%          6.16%
        Average fair value of options on grant date          $   2.84       $   2.57       $   5.09

6.      SEGMENT INFORMATION

        The Company is engaged in the development, manufacture, and marketing of proprietary materials science based industrial packaging products and electronic sensing instruments. Further disclosure regarding the two businesses is not presented, as management uses the consolidated information to allocate resources and evaluate performance.

        Sales by geographic location as a percentage of total sales were as follows:

                                                         2000     1999     1998

        Sales to unaffiliated customers in the U.S.A.      74%      75%      70%
        Sales outside the U.S.A. to:
         International corporate joint ventures in
             which the Company is a shareholder
             directly and indirectly                        6        6       10
         Unaffiliated customers                            20       19       20
                                                       ------   ------   ------
                                                          100%     100%     100%
                                                       ======   ======   ======

        One customer accounted for approximately 14% and 16% of net sales for the fiscal years ended August 31, 2000 and 1998, respectively. No single customer accounted for more than 10% of net sales for the fiscal year ended August 31, 1999.

7.      RETIREMENT PLAN

        The Company has a 401(k) employee savings plan. Employees who meet certain age and service requirements may elect to contribute up to 15% of their salaries. The Company contributes the lesser of 50% of the participant's contributions or 3 1/2% of the employee's salary. The Company recognized expense for the savings plan of $37,000, $39,000, and $40,000 for the fiscal years ended August 31, 2000, 1999, and 1998, respectively.

8.      RELATED-PARTY TRANSACTIONS

        The Company paid reimbursement for travel and related expenses of $378,000, $419,500, and $458,000 for the fiscal years ended August 31, 2000, 1999, and 1998, respectively, to a financial and management consulting firm of which the Company's Co-Chief Executive Officer and Chairman of the Board and the Company's other Co-Chief Officer and President are officers and directors.

9.      INCOME TAXES

        The provisions for income taxes for the fiscal years ended August 31 consisted of the following:

                                          2000           1999           1998

                Current:
                 Federal              $ 1,395,000    $   990,000    $ 1,180,000
                 State                    130,000        110,000        120,000
                                      -----------    -----------    -----------
                                        1,525,000      1,100,000      1,300,000

                Deferred:
                 Federal                 (140,000)        (5,000)        18,000
                 State                    (10,000)       (25,000)         2,000
                                      -----------    -----------    -----------
                                         (150,000)       (30,000)        20,000
                                      -----------    -----------    -----------
                                      $ 1,375,000    $ 1,070,000    $ 1,320,000
                                      ===========    ===========    ===========

        Reconciliations of the expected federal income tax at the statutory rate with the provisions for income taxes for the the three fiscal years ended August 31 are as follows:

                                                               2000           1999           1998
        Tax computed at statutory rates                    $ 1,400,000    $ 1,263,000    $ 1,379,000
        State income tax, net of federal benefit               100,000         71,000         80,000
        Equity in income of international joint ventures      (290,000)      (125,000)      (187,000)
        Change in valuation allowance                               --       (162,000)            --
        Other                                                  165,000         23,000         48,000
                                                           -----------    -----------    -----------
                                                           $ 1,375,000    $ 1,070,000    $ 1,320,000
                                                           ===========    ===========    ===========

        The Company has not recognized a deferred tax liability relating to investments in international corporate joint ventures and European holding company that are essentially permanent in duration of $1,020,000 and $840,000 at August 31, 2000 and 1999, respectively. If some or all of the undistributed earnings of the international corporate joint ventures and European holding company are remitted to the Company in the future, income taxes, if any, after the application of foreign tax credits will be calculated and provided at that time.

        The tax effect of the temporary differences and tax carryforwards comprising the net deferred taxes shown on the balance sheets at August 31 are as follows:

                                                                        2000          1999
        Current:
         Allowance for doubtful accounts                             $   10,000   $   10,000
         Inventory costs                                                 35,000       20,000
         Prepaid expenses and other                                      90,000       96,000
         Accrued expenses                                                65,000       22,000
         Deferred gross profit                                           20,000       22,000
                                                                     ----------   ----------
                   Total current                                     $  220,000   $  170,000
                                                                     ==========   ==========

        Noncurrent:
         Excess of book over tax depreciation                        $   80,000   $   76,000
         Expenses incurred to support international joint ventures      230,000       91,000
         Interest receivable relating to notes                               --       43,000
                                                                     ----------   ----------
                   Total noncurrent                                  $  310,000   $  210,000
                                                                     ==========   ==========

10.     COMMITMENTS AND CONTINGENCIES

        A subsidiary of the Company acquired a one-third ownership in an Ohio limited liability company (the LLC). The LLC owns and operates a rental property located in Beachwood, Ohio, acquired at a cost of $2,205,000 in fiscal year 2000. The Company has guaranteed up to $339,235 of the LLC's $2,035,000 mortgage obligation. The Company's subsidiary has entered into a 15 year lease agreement for 16,826 square feet of office, manufacturing, laboratory and warehouse space requiring monthly payments of $13,194 (approximately $9.41 per square foot), which can be adjusted annually according to the annual consumer price index through November 2014. Total rent expense under the lease was approximately $110,000 for the year ended August 31, 2000. By its ownership in LLC the Company's subsidiary is entitled to one third of the LLC's operating results. The rental property is now fully leased.

        The Company is involved in various legal actions arising in the normal course of business. Management is of the opinion that any judgment or settlement resulting from pending or threatened litigation would not have a material adverse effect on the financial position or results of operations of the Company.

11.     STATEMENTS OF CASH FLOWS

        Supplemental disclosures of cash flow information for the three fiscal years ended August 31 consist of:

                                                                      2000           1999         1998
        Cash paid during the year for income taxes                $ 1,361,000    $   733,047   $ 1,610,451
        Increase (decrease) in the Company's investment in
         international corporate joint ventures and accumulated
         other comprehensive income (loss) due to changes in
         exchange rates                                              (275,533)        74,960      (140,930)
        Issuance of common stock in exchange for services                  --         22,050            --
        Exercise of stock options with outstanding common stock            --        195,000            --

12.     SUBSEQUENT EVENT

        On November 17, 2000, the Company's Board of Directors declared a $.17 per share dividend on all outstanding shares of the Company's common stock to be distributed on December 15, 2000 to holders of record on December 1, 2000.

13.     QUARTERLY INFORMATION (UNAUDITED)

                                                            Quarter Ended
                                         -----------------------------------------------------
                                         November 30   February 29      May 31       August 31
        Fiscal year 2000:
           Net sales                      $2,831,864    $2,693,682    $2,812,990    $2,693,663
           Gross profit                    1,483,344     1,345,997     1,467,029     1,173,220
           Income before income taxes        963,791       694,199     1,122,746     1,225,069
           Income taxes                      290,000       220,000       360,000       505,000
           Net income                        673,791       474,199       762,746       720,069

        Net income per share:
           Basic                          $      .17    $      .12    $      .20    $     0.19
           Diluted                               .17           .12           .20          0.19

        Weighted average common shares
            assumed outstanding:
          Basic                            3,867,379     3,870,127     3,865,524     3,829,061
          Diluted                          3,870,919     3,890,481     3,874,605     3,841,818

                                                            Quarter Ended
                                         -----------------------------------------------------
                                         November 30   February 28      May 31       August 31

        Fiscal year 1999:
           Net sales                      $2,155,395    $2,005,873    $2,442,319    $3,266,944
           Gross profit                    1,085,692     1,027,387     1,192,792     1,837,732
           Income before income taxes        777,643       580,278       907,074     1,343,190
           Income taxes                      220,000       205,000       245,000       400,000
           Net income                        557,643       375,278       662,074       943,190

        Net income per share:
           Basic                          $      .14    $      .10    $      .17    $      .24
           Diluted                               .14           .10           .17           .24

        Weighted average common shares
            assumed outstanding:
          Basic                            3,856,408     3,871,863     3,863,446     3,886,833
          Diluted                          3,900,463     3,911,779     3,924,514     3,912,202

        During the fourth quarters of fiscal years 2000 and 1999, the Company adjusted the carrying value of inventory as a result of a complete annual physical count and valuation. This annual counting and pricing was more comprehensive than that which had been conducted on an interim basis. As a result, the Company increased cost of sales by approximately $300,000 in the fourth quarter of fiscal year 2000 and decreased cost of sales by approximately $50,000 in the fourth quarter of fiscal year 1999. It is not practicable to determine the periods of the fiscal year to which these adjustments relate.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

A.      DIRECTORS OF THE REGISTRANT

        The following table sets forth certain information as of November 17, 2000, which has been furnished to the Company by the directors named below.

         NAME              AGE                 PRINCIPAL OCCUPATION                 DIRECTOR SINCE
         ----              ---                 --------------------                 --------------
Vincent J. Graziano         67     Consultant                                            1979

Dr. Donald A. Kubik         60     Vice Chairman and Chief Technology Officer of         1995
                                   the Company

Richard G. Lareau           72     Partner of Oppenheimer Wolff & Donnelly LLP           1980

Philip M. Lynch             64     Co-Chief Executive Officer and Chairman of the        1979
                                   Board of the Company and Executive Vice
                                   President of Inter Alia Holding Company

Haruhiko Rikuta             35     Corporate Officer of Taiyonic Limited and             1997
                                   President of NTI ASEAN, LLC

Prof. Milan R. Vukcevich    63     Chief Scientist Research and Development of           1995
                                   Bicron Saint-Gobain Industrial Ceramics

        Mr. Sidney Dworkin, having been a Company director since 1979, died of complications from cancer on October 17, 2000. Mr. Dworkin was wise, upbeat, honest, straightforward and generous. The Company was honored by his directorship service and will greatly miss his advice and counsel.

        Mr. Graziano was employed by the Company from 1976 until his retirement from the Company in 1999, and was President of the Company at the time he retired. Since his retirement from the Company in September 1999 Mr. Graziano has been serving, at will, as a consultant to the Company. Prior to joining the Company, Mr. Graziano served as Manager of Manufacturing Systems with the management consulting department of Peat, Marwick, Mitchell & Co. in Europe and the United States for nine years.

        Mr. Gerhard Hahn has been employed as General Manager by Knuppel KG, a German packaging firm, since 1966. Mr. Hahn has also been employed by Excor Korrosionsschutz-Technologien and Produkte GmbH (the Company's German joint venture) since 1991. Mr. Hahn, due to extensive work demands resigned from his directorship with the Company effective February 18, 2000. Mr. Hahn's contributions as a member of the Board of Directors of the Company, particularly regarding Europe, will be greatly missed.

        Dr. Kubik has been employed by the Company since 1978, was named Vice Chairman in September 1999. Dr Kubik served as Vice President of the Company from 1979 to September 1999, and was Treasurer of the Company from 1998 to September 1999. Dr. Kubik was appointed Vice Chairman in September 1999, and is a member of the Executive Committee, which served as Co-Chief Executive Officer of the Company from September 1999 to May 2000. During his employment as Chief Technology Officer with the Company, Dr. Kubik has been responsible for developing the patent that led to the Company's introduction of protective plastic film and paper products incorporating volatile corrosion inhibitors. Prior to joining the Company, Dr. Kubik held a research and development position with 3M Company.

        Mr. Lareau has been a partner of the law firm of Oppenheimer Wolff & Donnelly LLP for more than five years. Mr. Lareau also serves as a director of Nash Finch Company, a public company, and as a trustee of Mesabi Trust.

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

        Prof. Vukcevich is employed as Chief Scientist Research and Development of Bicron Saint-Gobain Industrial Ceramics. Prof. Vukcevich was employed by GE Lighting from 1973 to 1995, holding various positions including Chief Scientist, Manager of Metallurgical Engineering and Coordinator of International Research and Development in Materials Science.

B.      EXECUTIVE OFFICERS OF THE REGISTRANT

        The executive officers of the Company, their ages and the offices held, as of November 17, 2000, are as follows:

                NAME               AGE                 POSITION IN THE COMPANY
                ----               ---                 -----------------------
      Philip M. Lynch               64     Chairman of the Board and Co-Chief Executive Officer

      G. Patrick Lynch              33     President and Co-Chief Executive Officer*

      Dr. Donald A. Kubik           60     Vice Chairman, Chief Technology Officer*

      Loren M. Ehrmanntraut         73     Chief Financial Officer*

      Matjaz Korosec                33     Vice President of Financial Planning and Treasurer*

      Elsie F. Gilles               59     Controller and Assistant Secretary

      Irina V. Roytman              35     Vice President and Coordinator for Eastern Europe

      Tiffany M. Swann              32     Corporate Secretary

      Prof. Efim Ya. Lyublinski     63     Vice President and Director of Field Technical Support
                                           and Applications Engineering

        *Members of the Executive Committee

        Mr. Philip M. Lynch has been Executive Vice President of Inter Alia Holding Company for more than five years. Mr. Lynch is the father of Mr. G. Patrick Lynch. Refer to "Directors of the Registrant" for a more detailed discussion.

        Mr. G. Patrick Lynch, an employee of the Company since 1995, has been President and Co-Chief Executive Officer since May, 2000. Mr. G. Patrick Lynch was Vice President of Strategic Planning, Corporate Secretary and a member of the Executive Committee, which served as Co-Chief Executive Officer from September 1999 to May 2000. Mr. G. Patrick Lynch is also an officer and director of Inter Alia Holding Company. Prior to joining the Company, Mr. G. Patrick Lynch held positions in sales management for Fuji Electric Co., Ltd. in Tokyo, Japan, and programming project management for BMW AG in Munich, Germany. Mr. G. Patrick Lynch received an M.B.A. degree from the University of Michigan Business School in Ann Arbor, Michigan. Mr. G. Patrick Lynch is the son of Mr. Philip M. Lynch.

        Dr. Donald A. Kubik has been employed by the Company since 1978. Refer to "Directors of the Registrant" for a more detailed discussion.

        Mr. Loren M. Ehrmanntraut has been employed by the Company since 1973. He has served as Chief Financial Officer since 1997 and as Secretary of the Company from 1978 to September 1999. He is a member of the Executive Committee, which served as Co-Chief Executive Officer of the Company from September 1999 to May 2000. From 1974 to March 1997, Mr. Ehrmanntraut served as Treasurer of the Company. Prior to joining the Company, Mr. Ehrmanntraut spent four years with Bankers Mortgage Corporation and its subsidiaries performing accounting, finance and personnel duties. Prior to his employ with Bankers Mortgage Corporation, Mr. Ehrmanntraut served as controller for Physicians and Surgeons Underwriters Insurance Company, office manager for Employers Overload Corporation, accountant, auditor, and various personnel positions with American Hardware Mutual Insurance Company and as an auditor with Ernst and Ernst. Effective November 20, 2000 Mr. Ehrmanntraut relinquishes the position of Chief Financial Officer and assumes the positions of the Head of Investor Relations of the Company and Advisor to the Board of Directors.

        Mr. Matjaz Korosec has been employed by the Company since June 1999, in the capacity of Vice President of Financial Planning and Treasurer. He is a member of the Executive Committee, which served as Co-Chief Executive Officer of the Company from September 1999 to May 2000. Previously, Mr. Korosec was Advisor to the Government and Head of Debt Management at the Ministry of Finance of the Republic of Slovenia. He also served on the Board of Directors of the Slovenian Ecological Fund. Prior to this, he was Controller of an Industrial Division of Honeywell GmbH in Vienna, Austria. Mr. Korosec is a Slovenian citizen. Mr. Korosec holds an M.B.A. degree from the University of Michigan Business School in Ann Arbor, Michigan. Effective November 20, 2000 Mr. Korosec relinquishes the position of Treasurer and and assumes the position of Chief Financial Officer of the Company.

        Ms. Elsie F. Gilles has been employed by the Company since 1985, serving in a variety of capacities in the areas of accounting and personnel. Ms. Gilles has been Controller and Assistant Corporate Secretary of the Company since 1998. Effective November 20, 2000 Ms. Gilles relinquishes the position of Controller and assumes the position of Treasurer of the Company.

        Ms. Irina V. Roytman has been employed by the Company since September 1994 serving in a variety of capacities in the area of international business development and was named Vice President and Coordinator for Eastern Europe in July 2000. Ms. Roytman holds BS in engineering from the Technical University of St. Petersburg.

        Ms. Tiffany Swann has been employed by the Northern Instruments Corporation LLC, the Company's subsidiary in Ohio as Vice President, Marketing since April 1999 and was named Corporate Secretary of the Company in November, 2000. From February 1995 until April 1999 she was employed in the furniture industry by the Mitchell Gold Company as a Field Account Manager. Ms. Swann received a BFA from the University of North Carolina.

        Prof. Efim Ya. Lyublinski has been employed by the Company since March 2000 in the position of Vice President and Director of Field Technical Support and Applications Engineering. Prof. Lyublinski is a Member of the Russian Academy of Natural Sciences. From 1984 to 1999 Prof. Lyublinski was Head of Laboratory of Complex Methods of Corrosion Protection at the Central Research Institute of Structural Materials (,,Prometey"), St. Petersburg. Prof Lyublinski also held a Senior Consulting Position with Osmos Technology, Boston, Massachusssetts from 1995 to 1999. Prof. Lyublinski holds 14 patents, 64 inventions and has authored 8 books, 6 booklets, 140 articles and 75 contributions to various conferences in the areas of materials science and corrosion.

C.      COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers and all persons who beneficially own more than 10% of the outstanding shares of the Company's Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the Company's Common Stock. Executive officers, directors and greater than 10% beneficial owners are also required to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based upon a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended August 31, 2000, none of the Company's directors or officers or beneficial owners of greater than 10% of the Company's Common Stock failed to file on a timely basis the forms required by
Section 16 of the Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION.

A.      COMPENSATION OF DIRECTORS

        DIRECTORS FEES. Each person who was a non-employee director received an annual retainer of $5,000 in fiscal 2000 for services rendered as a director of the Company. Each non-employee director of the Company further received $750 for each Board meeting and $500 for each Committee (e.g. Audit, Compensation and Strategic Planning Committees) meeting attended. The Chairman of the Board does not receive any Board or committee meeting fee. The Company pays the premium on a group insurance policy for the Chairman of the Board.

        AUTOMATIC OPTION GRANTS TO NON-EMPLOYEE DIRECTORS. Pursuant to the Company's 1994 and 2000 Stock Incentive Plan (the "Plan"), each non-employee director of the Company is automatically granted a non-qualified option to purchase 2,000 shares of Common Stock (a "Director Option") on the first day of each fiscal year in respect of their past year's services as a non-employee director of the Company. Non-employee directors who are elected or appointed to the Board following the first day of the Company's fiscal year receive pro-rata portion of 2,000 shares of Common Stock calculated by dividing the number of months remaining in the fiscal year at the time of election or appointment divided by twelve, which options are granted at the end of the relevant fiscal year.

        On September 1, 1997, Messrs. Dworkin, Hahn, Lareau, Lynch and Vukcevich each received a Director Option to purchase 2,000 shares of Common Stock at an exercise price of $12.00 per share; however, these options were returned and cancelled in fiscal 2000. On November 19, 1997, Mr. Rikuta received a Director Option to purchase 1,575 shares of Common Stock at an exercise price of $10.625 per share. On September 1, 1998, Messrs. Dworkin, Hahn, Lareau, Lynch, Rikuta and Vukcevich each received a Director Option to purchase 2,000 shares of Common Stock at an exercise price of $6.25 per share, and on September 1, 1999, the same individuals each received a Director Option to purchase 2,000 shares of Common Stock at an exercise price of $6.5625 per share. Subsequently, Mr. Lynch returned his September 1, 1999 Director Option to purchase 2,000 shares to the Option Plan. All of such Director Options granted vest in equal one-third installments over a three-year period. On November 17, 2000, the Board of Directors approved the automatic option grants as of September 1, 2000 to Messrs. Dworkin, Lareau, Lynch, Rikuta, and Vukcevich each received a Director Option to purchase 2,000 shares of Common Stock at an exercise price of $6.75.

B.      SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION PAID TO EXECUTIVE
        OFFICERS

        The following table provides summary information concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of the Company's Co-Chief Executive Officers and the most highly compensated executive officers of the Company whose cash and non-cash salary and bonus exceeded $100,000 in the fiscal year ended August 31, 2000 (the "Named Executive Officers").


                           SUMMARY COMPENSATION TABLE

                                                                                LONG-TERM
                                                      ANNUAL COMPENSATION      COMPENSATION
                                                      -------------------      ------------
                                                                                SECURITIES
                                                                      BONUS     UNDERLYING          ALL OTHER
       NAME AND PRINCIPAL POSITION          YEAR     SALARY ($)      ($)(1)     OPTIONS (#)    COMPENSATION ($)(2)
       ---------------------------          ----     ----------      ------     -----------    -------------------
Philip M. Lynch                             2000           $0            $0            0                  0(3)
CHAIRMAN OF THE BOARD AND CO-CHIEF          1999            0             0            0                  0(3)
EXECUTIVE OFFICER                           1998            0             0        2,000                  0(3)

Donald A. Kubik (4)                         2000      200,000             0            0              5,000
VICE CHAIRMAN                               1999      200,000             0        8,000              4,667
                                            1998      200,000        55,000            0              5,000

Loren M. Ehrmanntraut (4)                   2000       51,568             0            0              1,805
CHIEF FINANCIAL OFFICER                     1999      117,410             0       10,000              3,025
                                            1998      117,410        55,000            0              5,000

G. Patrick Lynch (4)                        2000       95,000             0        3,000              3,325(3)
PRESIDENT  AND CO-CHIEF                     1999       45,416             0            0              1,571(3)
EXECUTIVE OFFICER                           1998       32,691             0            0              1,211(3)

Matjaz Korosec (4) (5)                      2000       90,000             0        3,000              1,650
VICE PRESIDENT OF FINANCIAL PLANNING AND    1999       35,250             0            0                  0
TREASURER

-------------------------
(1) Bonuses paid in 1998 were earned in 1997. There were no bonuses paid in 2000 or 1999. On November 17, 2000 the Board of Directors approved bonuses to be paid in fiscal year 2001 related for the services performed in the fiscal year 2000 for Messrs. Kubik, Ehrmanntraut, G. Lynch and Korosec in the amount of $20,000 each, for which an accrual was made in the fiscal year 2000.

(2) Compensation hereunder consists of contributions to the 401(k) plans of the Named Executive Officers.

(3) Does not include any commissions payable to Inter Alia Holding Company, an entity of which Mr. Philip Lynch and Mr. G. Patrick Lynch are officers and directors, under a certain Manufacturer's Representative Agreement. See "Item 12 - Certain Relationships and Related Party Transactions."

(4) Member of the Executive Committee, which served as Co-Chief Executive Officer of the Company from September 1999 to May 2000.

(5) Mr. Korosec joined the Company during the fiscal year ended August 31, 1999.

C.      OPTION GRANTS AND EXERCISES.

        The following tables provide information for the year ended August 31, 2000 as to individual grants of options to purchase shares of the Common Stock, exercises of options and the potential realizable value of the options held by the Named Executive Officers at August 31, 2000.

                          OPTION GRANTS IN FISCAL 2000

                                          PERCENT OF TOTAL OPTIONS
                                            GRANTED TO EMPLOYEES    EXERCISE OR BASE
         NAME        OPTIONS GRANTED (1)     IN FISCAL YEAR (2)      PRICE ($/SHARE)    EXPIRATION DATE
        ----         -------------------     ------------------      ---------------    ---------------
G. Patrick Lynch              3,000                   8.4%                 7.00             09/17/04
Matjaz Korosec                3,000                   8.4%                 7.00             09/17/04

(1) These options were granted under the Plan. The options vest in three equal installments on the first, second and third anniversary of the date of grant. To the extent not already exercisable, options granted under the Plan become immediately exercisable in full upon certain "changes in control" (as defined in the Plan) of the Company.


                 AGGREGATED OPTION EXERCISES IN FISCAL 2000 AND
                       FISCAL 2000 YEAR-END OPTION VALUES

                                                               NUMBER OF UNEXERCISED
                                                            OPTIONS AT AUGUST 31, 2000         VALUE OF UNEXERCISED
                                                            --------------------------         IN-THE-MONEY OPTIONS
                                                                        (#)                 AT AUGUST 31, 2000 (1) ($)
                                                                        ---                 --------------------------
                        SHARES ACQUIRED       VALUE
          NAME          ON EXERCISE (#)    REALIZED ($)    EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
          ----          ---------------    ------------    -----------    -------------    -----------    -------------
Philip M. Lynch              3,000             8,000             667           1,333          1,254            2,506
Donald A. Kubik              2,667             1,334                           5,333                          10,026
Loren M. Ehrmanntraut                                          3,333           6,667          6,266           12,534
G. Patrick Lynch                                                               3,000                           3,390
Matjaz Korosec                                                                 3,000                           3,390

(1) Value is calculated as the excess of the fair market value of the Common Stock on August 31, 2000 over the exercise price of the options. On August 31, 2000, the fair market value of the Common Stock was $8.13 per share.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

        The following table sets forth information regarding the beneficial ownership of the Common Stock of the Company as of November 17, 2000, unless other noted, (a) by each stockholder who is known by the Company to own beneficially more than 5% of the outstanding Common Stock, (b) by each director,
(c) by each Named Executive Officer, and (d) by all executive officers and directors of the Company as a group.

                                               SHARES OF COMMON STOCK
                                               BENEFICIALLY OWNED (1)
                                    --------------------------------------------
NAME                                       AMOUNT           PERCENT OF CLASS (2)
----                                       ------           --------------------

Inter Alia Holding Company               911,668 (3)               24.0%
Elsie F. Gilles                            4,200 (4)                *
Vincent J. Graziano                       37,034 (5)                1.0
Dr. Donald A. Kubik                      108,674 (6)                2.9
Richard G. Lareau                         28,677 (7)                *
Philip M. Lynch                            1,334 (8)                *
Haruhiko Rikuta                           19,576 (9)                *
Prof. Milan R. Vukcevich                   5,931 (10)               *
Loren M. Ehrmanntraut                     53,666 (11)               1.4
G. Patrick Lynch                           2,700 (12)               *
Matjaz Korosec                             1,500 (13)               *
Irina Roytman                              1,650 (14)               *
Tiffany Swann                                334 (15)               *

All directors and executive
officers as a group (14 persons)       1,176,944 (16)              31.0

-------------------------
*       Less than 1%.

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

(2)     Based on 3,794,284 shares of Common Stock outstanding as of November 17,
        2000.

(3) Includes 911,668 shares held of record by Inter Alia Holding Company, a financial and management consulting firm of which Mr. Philip M. Lynch, the Chairman of the Board of Directors and the Co-Chief Executive Officer of the Company, and Mr. G. Patrick Lynch, President and the Co-Chief Executive Officer of the Company are officers and directors.

(4) Includes 1,000 shares of Common Stock, which may be acquired within 60 days pursuant to the exercise of options.

(5) Includes 31,700 shares held jointly with his wife Leone A. Medin and includes 5,334 shares of Common Stock, which may be acquired within 60 days pursuant to the exercise of options.

(6) Includes 2,667 shares of Common Stock, which may be acquired within 60 days pursuant to the exercise of options.

(7) Includes 4,001 shares of Common Stock, which may be acquired within 60 days pursuant to the exercise of options.

(8) Does not include 911,668 shares held of record or beneficially owned by Inter Alia Holding Company, of which Mr. Philip M. Lynch is an officer and director. Includes 1,334 shares of Common Stock, which may be acquired within 60 days pursuant to the exercise of options.

(9) Includes 3,576 shares of Common Stock, which may be acquired within 60 days pursuant to the exercise of options.

(10) Includes 657 shares held jointly with his wife Michelle Vukcevich, and includes 2,001 shares of Common Stock, which may be acquired within 60 days pursuant to the exercise of options.

(11) Includes 6,666 shares of Common Stock, which may be acquired within 60 days pursuant to the exercise of options.

(12) Includes 1,000 shares of Common Stock, which may be acquired within 60 days pursuant to the exercise of options. Does not include 911,688 shares held of record or beneficially owned by Inter Alia Holding Company, of which Mr. G. Patrick Lynch is an officer and director.

(13) Includes 500 shares held jointly with his wife Margaret D. Korosec, and includes 1,000 shares of Common Stock, which may be acquired within 60 days pursuant to the exercise of options.

(14) Includes 350 shares held jointly with her husband Alexander Roytman, and includes 1,000 shares of Common Stock, which may be acquired within 60 days pursuant to the exercise of options.

(15) Includes 334 shares of Common Stock, which may be acquired within 60 days pursuant to the exercise of options.

(16) Includes (i) 911,668 shares held of record by Inter Alia Holding Company, a financial and management consulting firm of which Mr. Philip
        M. Lynch, the Chairman of the Board of Directors and the Co-Chief Executive Officer of the Company, and Mr. G. Patrick Lynch, President and the Co-Chief Executive Officer of the Company are officers and directors, , and (ii) options to purchase 27,579 shares which are held by officers and directors of the Company which are exercisable within 60 days.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

        On October 1, 1976, the Company entered into a Manufacturer's Representative Agreement with The Saxxon Organization, Incorporated (the "Agreement"). The Agreement has no expiration date and may be terminated by either party upon 60 days written notice. Effective January 9, 1980, the Agreement was assigned to Inter Alia Holding Company, a financial and management consulting firm of which Philip M. Lynch, the Chairman of the Board of Directors of the Company, is an officer and director. Under the Agreement, Inter Alia Holding Company (or the "Representative") is entitled to commissions from the Company on the net proceeds of sales of the Company's product generated by Inter Alia Holding Company. The Representative acts as an independent manufacturer's representative of the Company. It has a non-exclusive worldwide right to offer for sale and solicit orders for the Company's products in accordance with prices determined by the Company. The Representative is responsible for all of its own operating expenses with no entitlement for reimbursement from the Company for this activity. The Representative has not effected any sales within the United States. The Representative has developed sales outside the United States, which resulted in commissions of approximately $42,590, $45,484, and $51,754 for the fiscal years ended August 31, 2000, 1999 and 1998, respectively. In light of the Company's own domestic sales effort and its distributor network within the United States, the Company does not anticipate the Representative developing any sales within the United States. Additionally, the Company's expanding international joint venture program may also limit opportunities abroad for the Representative. Thus, the Company does not anticipate that the Representative will develop any significant sales volume for the Company in the future.

        On August 31, 1984, Inter Alia Holding Company purchased 119,083 shares of the Common Stock and paid therefore by signing a promissory note. The promissory note (the "Note") had a face value of $125,375 and bore interest at 11% per year. The Note was originally due on December 31, 1992, subsequently adjusted to a demand note. The balance of the Note, including accrued interest of $132,826, amounted to $258,201 as of August 31, 2000 and was paid on the same day.

        The Company paid reimbursement for travel and related Company expenses of $378,000, $419,500 and $458,000 for the year ended August 31, 2000, 1999 and
1998, respectively, to Inter Alia Holding Company of which the Company's Co-Chief Executive Officer and Chairman of the Board is and officer and director. Such reimbursements of travel and related expenses were not related to the functions of Inter Alia Holding Company as representative, but rather were paid in respect of the conduct of business for and on behalf of the Company. `Mr. G. Patrick Lynch, President and Co-Chief Executive Officer of the Company is also an officer and director of Inter Alia Holding Company.

        Mr. Vincent Graziano, who has retired as President and Co-Chief Executive Officer of the Company, but remains a director of the Company, has agreed to render services to the Company, at will, on a half time/half salary basis from December 1, 1999 to December 31, 2000. Mr. Vincent Graziano has received $143,750 for his services in fiscal year 2000.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)     EXHIBITS

        Reference is made to the Exhibit Index hereinafter contained, at page 45 of this Report.

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

        The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-KSB pursuant to Item 13(a):

        A. Form of Incentive Stock Option Agreement for 1994 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended August 31, 1993).

        B. Form of Non-Qualified Stock Option Agreement for 1994 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-KSB for the fiscal year ended August 31, 1993).

        C.      1994 Stock Incentive Plan (incorporated by reference to Exhibit
                10.3 to the Company's Annual Report on Form 10-KSB for the year ended August 31, 1993).

        D.      2000 Stock Incentive Plan (filed herewith)

        E. Form of Incentive for Stock Option Agreement for 2000 Stock Incentive Plan (filed herewith).

        F. Form of Non-Qualified Stock Option Agreement for 2000 Stock Incentive Plan (filed herewith)

(b)     REPORTS ON FORM 8-K

        The Company did not file any Current Reports on Form 8-K during the fourth quarter of fiscal 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       NORTHERN TECHNOLOGIES
                                       INTERNATIONAL CORPORATION

Dated: November 17, 2000               By:  /s/ Philip M. Lynch
                                            -----------------------------------
                                            Philip M. Lynch
                                            Chairman and Co-Chief Executive
                                            Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant on November 17, 2000 in the capacities indicated.


NAME                              TITLE
----                              -----

/s/ Philip M. Lynch               Co-Chief Executive Officer and Chairman of the
-----------------------------     Board of Directors (principal executive
Philip M. Lynch                   officer)

/s/ G. Patrick Lynch              President and Co-Chief Executive Officer
-----------------------------     (principal executive officer)
G. Patrick Lynch

/s/ Matjaz Korosec                Vice President of Financial Planning and
-----------------------------     Treasurer
Matjaz Korosec

/s/ Donald A. Kubik, Ph.D.        Vice Chairman; Director
-----------------------------
Donald A. Kubik, Ph.D.

/s/ Loren M. Ehrmanntraut         Chief Financial Officer (principal financial
-----------------------------     officer and principal accounting officer)
Loren M. Ehrmanntraut

/s/ Richard G. Lareau             Director
-----------------------------
Richard G. Lareau

/s/ Milan R. Vukcevich, Ph.D.     Director
-----------------------------
Milan R. Vukcevich, Ph.D.

                                  Director
-----------------------------
Vincent J. Graziano

/s/ Haruhiko Rikuta               Director
-----------------------------
Haruhiko Rikuta

                 NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
                  EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-KSB
                       FOR THE YEAR ENDED AUGUST 31, 2000

Item No.          Item                          Method of Filing
--------          ----                          ----------------

3.1      Certificate of Incorporation           Incorporated by reference to
                                                Exhibit 3.1 contained in the
                                                Registration Statement on Form
                                                10 (File No. 0-19331).

3.2      Bylaws                                 Incorporated by reference to
                                                Exhibit 3.2 contained in the
                                                Registration Statement on Form
                                                10 (File No. 0-19331).

10.1     Form of Incentive Stock Option         Incorporated by reference to
         Agreement for 1994 Stock Incentive     Exhibit 10.1 to the Company's
         Plan                                   Annual Report on Form 10-KSB for
                                                the fiscal year ended August 31,
                                                1993.

10.2     Form of Non-Qualified Stock Option     Incorporated by reference to
         Agreement for 1994 Stock Incentive     Exhibit 10.2 to the Company's
         Plan                                   Annual Report on Form 10-KSB for
                                                the fiscal year ended August 31,
                                                1993.

10.3     1994 Stock Incentive Plan              Incorporated by reference to
                                                Exhibit 10.3 to the Company's
                                                Annual Report on Form 10-KSB for
                                                the year ended August 31, 1993.

10.4     2000 Stock Incentive Plan              Filed herewith electronically.

10.5     Form of Incentive Stock Option         Filed herewith electronically.
         Agreement for 2000 Stock Incentive
         Plan

10.6     Form of Non-Qualified Stock Option     Filed herewith electronically.
         Agreement for 2000 Stock Incentive
         Plan

21.1     Subsidiaries of the Registrant         Filed herewith electronically.

23.1     Independent Auditors' Consent          Filed herewith electronically.

27.1     Financial Data Schedule                Filed herewith electronically.