Form 10-Q
period 2000-11-30
NORTHERN TECHNOLOGIES INTERNATIONAL CORP
filed 2001-01-12
CIK 875582

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


              Quarterly Report Pursuant to Section 13 or 15 (d) of
                       The Securities Exchange Act of 1934


For the Quarterly Period Ended:                           Commission File Number
       November 30, 2000                                          1-11038

                 NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
             (Exact name of registrant as specified in its charter)

        Delaware                                        41-0857886
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

                             YES  _X_        NO  ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                            Outstanding as of December 31, 2000
           -----                            -----------------------------------
Common Stock, $.02 par value                            3,796,951

                                            "This document consists of 12 pages.
                                            No exhibits are being filed."

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                       NOVEMBER 30,     AUGUST 31,
                                                                                           2000            2000
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                          $  3,565,043     $  3,840,057
   Receivables:
     Trade, less allowance for doubtful accounts of $36,000 and $30,000, respectively    1,535,059        1,390,264
     International corporate joint ventures                                                576,877          608,136
   Inventories                                                                             921,880          929,661
   Prepaid expenses and other                                                               50,402           51,066
   Deferred income taxes                                                                   220,000          220,000
                                                                                      ------------     ------------
           Total current assets                                                          6,869,261        7,039,184

PROPERTY AND EQUIPMENT, net                                                              1,298,562        1,219,189

OTHER ASSETS:
   Investments in international corporate joint ventures                                 3,492,335        3,602,692
   Investment in European holding company                                                  196,641          243,598
   Deferred income taxes                                                                   310,000          310,000
   Other                                                                                   770,771          703,631
                                                                                      ------------     ------------
                                                                                         4,769,747        4,859,921
                                                                                      ------------     ------------
                                                                                      $ 12,937,570     $ 13,118,294
                                                                                      ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                                   $    100,789     $    221,236
   Income taxes payable                                                                     36,810          313,806
   Dividends payable                                                                       644,972               -
   Accrued liabilities:
     Payroll and related benefits                                                          176,945          224,445
     Other                                                                                 182,240          201,003
                                                                                      ------------     ------------
           Total current liabilities                                                     1,141,756          960,490

DEFERRED GROSS PROFIT                                                                       50,000           50,000

STOCKHOLDERS' EQUITY:
   Preferred stock, no par value, authorized 10,000 shares, none issued
   Common stock, $.02 par value per share; authorized 10,000,000 shares;
     issued and outstanding 3,796,951 and 3,803,118, respectively                           75,939           76,062
   Additional paid-in capital                                                            4,533,482        4,532,550
   Retained earnings                                                                     7,849,205        8,093,286
   Accumulated other comprehensive loss (see Note 7)                                      (712,812)        (594,094)
                                                                                      ------------     ------------
           Total stockholders' equity                                                   11,745,814       12,107,804
                                                                                      ------------     ------------
                                                                                      $ 12,937,570     $ 13,118,294
                                                                                      ============     ============

See notes to financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
THREE MONTHS ENDED NOVEMBER 30, 2000 AND 1999
--------------------------------------------------------------------------------

                                                                                         2000              1999
SALES                                                                               $   2,500,312    $    2,831,864

COST OF GOODS SOLD                                                                      1,288,410         1,348,520
                                                                                    -------------    --------------

GROSS PROFIT                                                                            1,211,902         1,483,344

OPERATING EXPENSES:
   Selling                                                                                434,646           451,409
   General and administrative                                                             512,346           679,798
   Research, engineering, and technical support                                           156,848           115,173
                                                                                    -------------    --------------
                                                                                        1,103,840         1,246,380
                                                                                    -------------    --------------
OPERATING INCOME                                                                          108,062           236,964

INTERNATIONAL CORPORATE JOINT VENTURES AND
     EUROPEAN HOLDING COMPANY:
   Equity in income of international corporate joint ventures and
     European holding company                                                              92,754           159,317
   Fees for technical support and other service provided to
     international corporate joint ventures                                               601,605           696,572
   Expenses incurred in support of international corporate joint ventures                (186,288)         (163,979)
                                                                                    -------------    --------------
                                                                                          508,071           691,910

INTEREST INCOME                                                                            38,393            34,917
                                                                                    -------------    --------------

INCOME BEFORE INCOME TAXES                                                                654,526           963,791

INCOME TAXES                                                                              200,000           290,000
                                                                                    -------------    --------------

NET INCOME                                                                          $     454,526     $     673,791
                                                                                    =============     =============

NET INCOME PER SHARE:
   Basic                                                                            $         .12    $          .17
                                                                                    =============    ==============
   Diluted                                                                          $         .12    $          .17
                                                                                    =============    ==============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
   Basic                                                                                3,796,175         3,867,379
                                                                                    =============    ==============
   Diluted                                                                              3,804,058         3,870,919
                                                                                    =============    ==============

See notes to financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED NOVEMBER 30, 2000 AND 1999
--------------------------------------------------------------------------------

                                                                                           2000              1999
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                       $     454,526    $      673,791
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                                          52,371            37,379
     Equity in income of international corporate joint ventures and
       European holding company                                                           (92,754)         (159,317)
     Dividends received from international corporate joint ventures                       226,660           362,549
     Change in current assets and liabilities:
       Receivables:
         Trade                                                                           (144,795)         (239,736)
         International corporate joint ventures                                            31,259          (130,206)
       Income tax receivable                                                                   -           (175,412)
       Inventories                                                                          7,781           (59,846)
       Prepaid expenses and other                                                         (19,519)           (7,102)
       Accounts payable                                                                  (120,447)           (2,552)
       Income taxes payable                                                              (276,996)         (307,188)
       Accrued liabilities                                                                (66,263)          100,492
                                                                                    -------------    --------------
           Total adjustments                                                             (402,703)         (580,939)
                                                                                    -------------    --------------
           Net cash provided by operating activities                                       51,823            92,852

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in international corporate joint ventures                                  (142,267)          (50,000)
   Additions to property                                                                 (131,744)          (64,332)
   Increase in other assets                                                                    -            (56,661)
                                                                                    -------------    --------------
           Net cash used in investing activities                                         (274,011)         (170,993)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repurchase of common stock                                                             (72,825)               -
   Issuance of common stock                                                                19,999             8,332
                                                                                    -------------    --------------
           Net cash (used in) provided by financing activities                            (52,826)            8,332
                                                                                    -------------    --------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                (275,014)          (69,809)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        3,840,057         2,750,209
                                                                                    -------------    --------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $   3,565,043    $    2,680,400
                                                                                    =============    ==============

See notes to financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE MONTHS ENDED NOVEMBER 30, 2000 AND 1999
--------------------------------------------------------------------------------

1.     INTERIM FINANCIAL INFORMATION

       In the opinion of management, the accompanying unaudited consolidated financial statements contain all necessary adjustments, which are of a normal recurring nature, to present fairly the consolidated financial position of Northern Technologies International Corporation and Subsidiaries as of November 30, 2000 and the results of their operations and their cash flows for the three months ended November 30, 2000 and 1999, in conformity with generally accepted accounting principles.

       These financial statements should be read in conjunction with the financial statements and related notes as of and for the year ended August 31, 2000 contained in the Company's filing on Form 10-KSB dated November 17, 2000 and with Management's Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 8 through 10 of this quarterly report.

2.     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

       On September 1, 2000, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Implementation of SFAS No. 133 did not have a material impact on the Company's financial position or the results of its operations.

       In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 101 that provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company is required to modify its revenue recognition policy to comply with SAB No. 101, as amended, no later than August 31, 2001. Management has not yet determined the effects of SAB No. 101 will have on the Company's financial position or the results of its operations.

3.     INVENTORIES

       Inventories consist of the following:

                                                    November 30,     August 31,
                                                        2000            2000

       Production materials                         $   230,434      $   267,175
       Work in process                                   19,991           23,947
       Finished goods                                   671,455          638,539
                                                    -----------      -----------
                                                    $   921,880      $   929,661
                                                    ===========      ===========

4.      PROPERTY AND EQUIPMENT

        Property and equipment consist of the following:

                                                November 30,        August 31,
                                                   2000               2000

        Land                                   $     246,097      $      246,097
        Buildings and improvements                 1,217,363           1,180,938
        Machinery and equipment                    1,264,131           1,168,812
                                               -------------      --------------
                                                   2,727,591           2,595,847
        Less accumulated depreciation              1,429,029           1,376,658
                                               -------------      --------------
                                               $   1,298,562      $    1,219,189
                                               =============      ==============

5.      INVESTMENT IN INTERATIONAL CORPORATE JOINT VENTURES

        During the three months ended November 30, 2000, the Company invested an additional $142,267 in existing international corporate joint ventures.

6.      STOCKHOLDERS' EQUITY

        During the three months ended November 30, 2000, stock options for the purchase of 3,333 shares of the Company's common stock were exercised at prices between $5.00 and $6.25 per share.

        During the three months ended November 30, 2000, the Company acquired and retired 9,500 shares of common stock for $72,825.

7.      COMPREHENSIVE INCOME

        The Company's comprehensive income were as follows:

                                                                                            Three Months Ended
                                                                                                November 30
                                                                                           2000            1999
        Net income                                                                     $   454,526      $   673,791
        Other comprehensive loss - foreign currency translation adjustment                (118,718)         (25,157)
                                                                                       -----------      -----------
        Total comprehensive income                                                     $   335,808      $   648,634
                                                                                       ===========      ===========

8.      INCOME PER SHARE

        Basic income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted income per share assumes the exercise of stock options using the treasury stock method, if dilutive.

9.      SUPPLEMENTAL CASH FLOW INFORMATION

        During the three months ended November 30, 2000, the Company declared a cash dividend of $.17 per share payable on December 15, 2000 to shareholders of record on December 6, 2000.

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

SALES - Net sales decreased by $331,552 during the first quarter of fiscal 2001 from those in the first quarter of fiscal 2000. This decrease was due to a decrease in demand for materials science based industrial packaging products. The decrease was due to the slow down in the industrial sector we serve.

COST OF SALES - Cost of goods sold as a percentage of net sales was 52% for the first quarter of fiscal 2001 compared to 48% for the first quarter of fiscal 2000. The variation is primarily due to the mix of product sales.

OPERATING EXPENSES - As a percentage of sales, total operating expenses was 44% in the first quarters of fiscal 2001 and 2000.

Operating expense classification percentages of sales were as follows:

                                                           Three Months Ended
                                                               November 30
                                                         2000              1999

     Selling                                              17%                16%
     General and administrative                           21%                24%
     Research, engineering, and technical support          6%                 4%

Selling expenses decreased for the first three months of fiscal 2001 as compared to the same period in fiscal 2000 due primarily to a decrease in commissions partially offset by increases in sales promotion expense, trade show expense, travel expense, and employee benefit expense. Such expenses as a percentage of net sales increased for the first three months of fiscal 2001 as compared to the same period in fiscal 2000 due to the decreased level of sales in fiscal 2001.

General and administrative expenses decreased for the first three months of fiscal 2001 as compared to the same period in 2000 due primarily to a decrease in consulting fees partially offset by increases in legal expense, general insurance expense, depreciation expense, and general office expense. Such expenses as a percentage of sales decreased for the first three months of fiscal 2001 as compared to the same period in fiscal 2000 due to the decrease in expenses offsetting the decreased level of sales in fiscal 2001.

Research, engineering and technical support expenses increased for the first three months of fiscal 2001 compared to the same period in fiscal 2000 due primarily to increases in salaries, employee benefit expense, and consulting fees. Such expenses as a percentage of sales increased for the first three months of fiscal 2001 as compared to the same period in fiscal 2000 due to the increase in expenses and the decreased level of sales in fiscal 2001.

INTERNATIONAL CORPORATE JOINT VENTURES AND EUROPEAN HOLDING COMPANY - Net earnings from international corporate joint ventures and European holding company decreased in the first three months of fiscal 2001 to $508,071 from $691,910 in the first three months of fiscal 2000. This net decrease is due to decreased sales of some of the international corporate joint ventures resulting in a decrease in fees for technical support and other services and higher expenses incurred by some of the international corporate joint ventures. The decrease in net earnings is a result of the general slowing of the industrial sector served and the strengthening of the U.S. Dollar compared to foreign currencies.

INCOME TAXES - Income tax expense for the three months ended November 30, 2000 and 1999 was calculated based upon management's estimate of the annual effective rates. The effective income tax rates for fiscal 2001 and 2000 are lower than the statutory rate primarily due to equity in income of international corporate joint ventures being recognized on an after tax basis for these entities. To the extent the joint ventures' undistributed earnings are distributed to the Company, it does not result in any material additional income tax liability after the application of foreign tax credits.

LIQUIDITY AND CAPITAL RESOURCES

At November 30, 2000, the Company's working capital was $5,727,505, including $3,565,043 in cash and cash equivalents, compared to working capital of $6,078,694 including cash and cash equivalents of $3,840,057 as of August 31, 2000.

Net cash provided from past operations has been sufficient to meet liquidity requirements, capital expenditures, research and development costs and expansion of operations of the Company's international corporate joint ventures. Cash flows from operations for the three months ended November 30, 2000 was $51,823. The net cash flow from operations for the three months ended November 30, 2000 was principally from net income and dividends received from international corporate joint ventures offset by equity in income of international corporate joint ventures and European holding company and decreases in current liabilities. Cash flows from operations for the three months ended November 30, 1999 was $92,852. The net cash flow from operations for the three months ended November 30, 1999 resulted principally from net income and dividends received from international corporate joint ventures offset by equity income of international corporate joint ventures and European holding company and increases in receivables and income tax payments.

Cash used in investing activities for the three months ended November 30, 2000 was $274,011, which resulted from investments in international corporate joint ventures and additions to property. Cash used in investing activities for the three months ended November 30, 1999 was $170,993, which resulted principally from investments in corporate joint ventures, additions to property, and an investment in a corporation owning real estate.

Cash used in financing activities for the three months ended November 30, 2000 was $52,826, which resulted from the repurchase of common stock of $72,825 offset by proceeds from the exercise of stock options of $19,999. Cash provided by financing activities for the three months ended November 30, 1999 was $8,332, which resulted from payments received from the exercise of stock options.

The Company expects to meet future liquidity requirements with its existing cash and cash equivalents and from cash flows of future operating earnings and distributions of earnings and fees for technical support and other services from the international corporate joint venture investments.

The Company has no long-term debt and no material lease commitments at November 30, 2000, except for an office, manufacturing, laboratory, and warehouse lease requiring monthly payments of $13,194, which can be adjusted annually according to the annual consumer price index through November 2014.

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

The Company, its international corporate joint ventures, and the European holding company have been evaluating the potential impact the Euro Conversion to the Euro Currency may have on their results of operations, liquidity or financial condition. The Company has determined that expected costs for compliance will not be material to its results of operations, liquidity, financial condition or capital expenditures. However, significant noncompliance by the Company's international corporate joint ventures and their customers or suppliers could adversely impact the Company's results of operations, liquidity or financial condition. Accordingly, until the Company completes its assessment of the Euro Conversion impact, there can be no assurance that the Euro Conversion will not have a material impact on the overall business operations of the Company.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On September 1, 2000, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Implementation of SFAS No. 133 did not have a material impact on the Company's financial position or the results of its operations.

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 101 that provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company is required to modify its revenue recognition policy to comply with SAB No. 101, as amended, no later than August 31, 2001. Management has not yet determined the effects of SAB No. 101 will have on the Company's financial position or the results of its operations.

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

                                                     NORTHERN TECHNOLOGIES
                                                     INTERNATIONAL CORPORATION




January 12, 2001                                     /s/ Matjaz Korosec
                                                     ---------------------------
                                                     Matjaz Korosec
                                                     Chief Financial Officer