Form 10QSB
period 2001-02-28
NORTHERN TECHNOLOGIES INTERNATIONAL CORP
filed 2001-04-16
CIK 875582

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


               Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934


For the Quarterly Period Ended:                           Commission File Number
       February 28, 2001                                         1-11038

                 NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
             (Exact name of registrant as specified in its charter)

         Delaware                                      41-0857886
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

                            YES __X__         NO _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                               Outstanding as of March 31, 2001
Common Stock, $.02 par value                                3,745,651


                                           "This document consists of 13 pages."

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

-------------------------------------------------------------------------------------------------------

                                                                           FEBRUARY 28,      AUGUST 31,
                                                                               2001             2000
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                               $  2,723,149     $  3,840,057
   Receivables:
      Trade, less allowance for doubtful accounts of $42,000 and
         $30,000, respectively                                                1,251,924        1,390,264
      International corporate joint ventures                                    632,644          608,136
      Income taxes                                                              114,933               --
   Inventories                                                                  981,047          929,661
   Prepaid expenses and other                                                    63,456           51,066
   Deferred income taxes                                                        220,000          220,000
                                                                           ------------     ------------
            Total current assets                                              5,987,153        7,039,184

PROPERTY AND EQUIPMENT, net                                                   1,222,920        1,219,189

OTHER ASSETS:
   Investments in international corporate joint ventures                      3,497,662        3,602,692
   Investment in European holding company                                       196,641          243,598
   Deferred income taxes                                                        310,000          310,000
   Other                                                                      1,014,669          703,631
                                                                           ------------     ------------
                                                                              5,018,972        4,859,921
                                                                           ------------     ------------
                                                                           $ 12,229,045     $ 13,118,294
                                                                           ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                        $    228,024     $    221,236
   Income taxes                                                                      --          313,806
   Accrued liabilities:
      Payroll and related benefits                                               63,566          224,445
      Other                                                                     238,569          201,003
                                                                           ------------     ------------
            Total current liabilities                                           530,159          960,490

DEFERRED GROSS PROFIT                                                            50,000           50,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, no par value, authorized 10,000 shares, none issued
   Common stock, $.02 par value per share; authorized
      10,000,000 shares; issued and outstanding 3,745,651
      and 3,803,118, respectively                                                74,913           76,062
   Additional paid-in capital                                                 4,430,882        4,532,550
   Retained earnings                                                          7,810,723        8,093,286
   Accumulated other comprehensive loss (see Note 8)                           (667,632)        (594,094)
                                                                           ------------     ------------
               Total stockholders' equity                                    11,648,886       12,107,804
                                                                           ------------     ------------
                                                                           $ 12,229,045     $ 13,118,294
                                                                           ============     ============

See notes to financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

------------------------------------------------------------------------------------------------------------------------

                                                               THREE MONTHS ENDED                SIX MONTHS ENDED
                                                         -----------------------------     -----------------------------
                                                         FEBRUARY 28,     FEBRUARY 29,     FEBRUARY 28,     FEBRUARY 29,
                                                             2001             2000             2001             2000
SALES                                                    $  2,083,350     $  2,693,682     $  4,583,662     $  5,525,546

COST OF GOODS SOLD                                          1,054,493        1,347,685        2,342,903        2,696,205
                                                         ------------     ------------     ------------     ------------

GROSS PROFIT                                                1,028,857        1,345,997        2,240,759        2,829,341

OPERATING EXPENSES:
   Selling                                                    335,816          459,431          770,462          910,840
   General and administrative                                 625,607          517,309        1,137,953        1,197,107
   Research, engineering, and
     technical support                                        130,820          201,043          287,668          316,216
                                                         ------------     ------------     ------------     ------------
                                                            1,092,243        1,177,783        2,196,083        2,424,163
                                                         ------------     ------------     ------------     ------------

OPERATING (LOSS) INCOME                                       (63,386)         168,214           44,676          405,178

INTERNATIONAL CORPORATE JOINT
     VENTURES AND EUROPEAN
     HOLDING COMPANY:
   Equity in (loss) income of international corporate
     joint ventures and European holding
     company                                                  (26,611)         112,045           66,143          271,362
   Fees for technical support and other services
     provided to international corporate joint
     ventures                                                 805,927          583,942        1,407,532        1,280,514
   Expenses incurred in support of international
     corporate joint ventures                                (271,595)        (190,426)        (457,883)        (354,405)
   Expenses incurred in support of international
     corporate joint ventures conference                     (236,073)              --         (236,073)              --
                                                         ------------     ------------     ------------     ------------

                                                              271,648          505,561          779,719        1,197,471

INTEREST INCOME                                                34,858           20,424           73,251           55,341
                                                         ------------     ------------     ------------     ------------

INCOME BEFORE INCOME TAXES                                    243,120          694,199          897,646        1,657,990

INCOME TAXES                                                  100,000          220,000          300,000          510,000
                                                         ------------     ------------     ------------     ------------

NET INCOME                                               $    143,120     $    474,199     $    597,646     $  1,147,990
                                                         ============     ============     ============     ============

NET INCOME PER COMMON SHARE:
   Basic                                                 $        .04     $        .12     $        .16     $        .30
                                                         ============     ============     ============     ============
   Diluted                                               $        .04     $        .12     $        .16     $        .30
                                                         ============     ============     ============     ============

WEIGHTED AVERAGE COMMON SHARES
     ASSUMED OUTSTANDING:
   Basic                                                    3,787,831        3,870,127        3,792,026        3,868,752
                                                         ============     ============     ============     ============
   Diluted                                                  3,788,434        3,890,481        3,796,269        3,880,699
                                                         ============     ============     ============     ============

See notes to financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

---------------------------------------------------------------------------------------------

                                                                       SIX MONTHS ENDED
                                                                -----------------------------
                                                                FEBRUARY 28,     FEBRUARY 29,
                                                                    2001             2000
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                   $    597,646     $  1,147,990
   Adjustments to reconcile net income to net cash provided
       by operating activities:
     Depreciation                                                    120,481           76,165
     Equity income of international corporate joint ventures
       and European holding company                                  (66,143)        (271,362)
     Dividends received from international corporate joint
       ventures                                                      239,902          373,119
     Change in current assets and liabilities:
       Receivables:
         Trade                                                       138,340          245,332
         International corporate joint ventures                      (24,508)          39,028
         Income taxes                                               (114,933)              --
       Inventories                                                   (51,386)        (119,032)
       Prepaid expenses and other                                   (226,471)         (21,260)
       Accounts payable                                                6,788           33,902
       Income taxes                                                 (313,806)        (283,607)
       Accrued liabilities                                          (123,313)         167,611
                                                                ------------     ------------
           Total adjustments                                        (415,049)         239,896
                                                                ------------     ------------
           Net cash provided by operating activities                 182,597        1,387,886

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in international corporate joint ventures            (142,267)         (90,000)
   Additions to property                                            (124,212)        (153,504)
   Increase in other assets                                          (50,000)         (53,350)
                                                                ------------     ------------
           Net cash used in investing activities                    (316,479)        (296,854)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options                            19,999           20,831
   Repurchase of common stock                                       (358,053)          (1,413)
   Dividends paid                                                   (644,972)        (618,932)
                                                                ------------     ------------
           Net cash used in financing activities                    (983,026)        (599,514)
                                                                ------------     ------------

NET (DECREASE) INCREASE IN CASH AND CASH
   EQUIVALENTS                                                    (1,116,908)         491,518

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   3,840,057        2,750,209
                                                                ------------     ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $  2,723,149     $  3,241,727
                                                                ============     ============

See notes to financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1.      INTERIM FINANCIAL INFORMATION

        In the opinion of management, the accompanying unaudited financial statements contain all necessary adjustments, which are of a normal recurring nature, to present fairly the financial position of Northern Technologies International Corporation and Subsidiaries as of February 28, 2001 and February 29, 2000, the results of operations for the three and six months ended February 28, 2001 and February 29, 2000, and the cash flows for the six months ended February 28, 2001 and February 29, 2000, in conformity with generally accepted accounting principles.

        These financial statements should be read in conjunction with the financial statements and related notes as of and for the year ended August 31, 2000 contained in the Company's filing on Form 10-KSB dated November 7, 2000 and with Management's Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 8 through 11 of this quarterly report.

2.      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        On September 1, 2000, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, as amended by SFAS No. 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivatives, including those embedded in other contracts, be recognized as either assets or liabilities and that those financial instruments be measured at fair value. The accounting for changes in the fair value of derivatives depends on their intended use and designation. Management has reviewed the requirements of SFAS No. 133 and has determined that they have no freestanding or embedded derivatives. All contracts that contain provisions meeting the definition of a derivative also meet the requirements of, and have been designated as, normal purchases or sales. The Company's policy is not to use freestanding derivatives and to not enter into contracts with terms that cannot be designated as normal purchases or sales.

        In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 101 that provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company is required to modify its revenue recognition policy to comply with SAB No. 101, as amended, no later than August 31, 2001. Management does not anticipate that the adoption of SAB No. 101 will have a significant impact on the Company's financial position or the results of its operations.

        Also in fiscal 2000 the Emerging Issues Task Force (EITF) issued EITF 00
        - 10, Accounting for Shipping and Handling Fees and Costs, which is effective for the Company in conjunction with the adoption of SAB No. 101, as amended, during the fourth quarter of fiscal 2001 which is when the Company will adopt and implement the new requirement. EITF 00 - 10 requires companies to classify as revenue all amounts billed to customers in a sales transaction related to shipping and handling. The Company presently offsets all shipping and handling charges billed to customers with the related shipping and handling expenses. Had the Company adopted EITF 00 - 10 during the quarter ended February 28, 2001, the comparative reported sales would increase $7,005 and $12,400 for the three and six months ended February 28, 2001, respectively, and $9,615 and $17,085 for the three and six months ended February 29, 2000, respectively, upon reclassification of shipping and handling charges billed to customers. The reclassification of shipping and handling charges billed to customers to sales would increase the corresponding periods cost of goods sold by the same amount, and would have no effect on the net income or net income per share as reported.

3.      INVENTORIES

        Inventories consist of the following:

                                                   February 28,     August 31,
                                                       2001            2000

        Production materials                       $    258,381    $    267,175
        Work in process                                  35,580          23,947
        Finished goods                                  687,086         638,539
                                                   ------------    ------------
                                                   $    981,047    $    929,661
                                                   ============    ============

4.      PROPERTY AND EQUIPMENT

        Property and equipment consist of the following:

                                                   February 28,     August 31,
                                                       2001            2000

        Land                                       $    246,097    $    246,097
        Buildings and improvements                    1,165,542       1,180,938
        Machinery and equipment                       1,308,423       1,168,812
                                                   ------------    ------------
                                                      2,720,062       2,595,847
        Less accumulated depreciation                 1,497,142       1,376,658
                                                   ------------    ------------
                                                   $  1,222,920    $  1,219,189
                                                   ============    ============

5.      INVESTMENTS IN CORPORATE JOINT VENTURES

        During the six months ended February 28, 2001, the Company invested an additional $142,267 in existing corporate joint ventures.

6.      STOCKHOLDERS' EQUITY

        During the six months ended February 28, 2001, the Company purchased and retired 60,800 shares of common stock for $358,053.

        In November 2000, the Company declared a cash dividend of $.17 per share payable on December 15, 2000 to shareholders of record on December 6, 2000.

        During the six months ended February 28, 2001, stock options for the purchase of 3,333 shares of the Company's common stock were exercised at prices between $5.00 and $6.25 per share.

7. EXPENSES INCURRED IN SUPPORT OF INTERNATIONAL CORPORATE JOINT VENTURES CONFERENCE

        During the three and six months ended February 28, 2001, the Company incurred expenses totaling $236,073 relating to the Joint Venture Conference held in Chennai, India. The additional expense had an impact on per share earnings of $0.04 per share. This conference is held approximately every three years as a means to discuss new products and technologies being offered and to evaluate current and future market and material science strategies for all Joint Ventures.

8.      COMPREHENSIVE INCOME

       The Company's total comprehensive income was as follows:

                                                Three Months Ended              Six Months Ended
                                            ---------------------------    ---------------------------
                                            February 28,   February 29,    February 28,   February 29,
                                                2001           2000            2001           2000
        Net income                          $   143,120    $   474,199     $   597,646    $  1,147,990
        Other comprehensive income (loss)        45,180       (106,233)        (73,538)       (131,390)
                                            -----------    -----------     -----------    ------------
        Total comprehensive income          $   188,300    $   367,966     $   524,108    $  1,016,600
                                            ===========    ===========     ===========    ============

9.      NET INCOME PER SHARE

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

SALES - Net sales decreased by $610,332 or 23% during the second quarter of 2001 from those of the second quarter of 2000. Net sales decreased by $941,884 or 17% during the six months ended February 28, 2001 compared to the six months ended February 29, 2000. These changes in sales are due to a decrease in demand for materials science based industrial packaging products. The decrease was due to the slow down in the industrial sector we serve.

COST OF SALES - Cost of goods sold as a percentage of net sales was 51% and 50% for the second quarter of 2001 and 2000, respectively. The cost of goods sold percentage of net sales was 51% and 49% for the six months ended February 28, 2001 and February 29, 2000. Variations are due primarily to the mix of product sales.

OPERATING EXPENSES - As a percentage of net sales, total operating expenses were 52% in the second quarter of fiscal 2001 and 44% in the second quarter of fiscal 2000. Operating expenses were 48% and 44% of net sales for the six months ended February 28, 2001 and for the six months ended February 29, 2000.

Operating expense classification percentages of net sales were as follows:

                                    Three Months Ended              Six Months Ended
                                ---------------------------    ---------------------------
                                February 28,   February 29,    February 28,   February 29,
                                    2001           2000            2001           2000
Selling expense                     16%            17%             17%             16%
General and administrative          30             19              25              22
Research, engineering, and
   technical support                 6              8               6               6

Selling expenses decreased during the second quarter of fiscal 2001 as compared to the same period in fiscal 2000 due primarily to the decrease in salaries, commissions and related expenses. These same factors account for the decrease in the selling expense for the six months ended February 28, 2001 over the same period in fiscal 2000. Selling expenses as a percentage of net sales for the quarter and six months ended February 28, 2001 are comparable to the same periods in fiscal 2000.

General and administrative expenses increased during the second quarter of fiscal 2001 as compared to the same period in fiscal 2000 due primarily to increases in professional fees, shareholder services, and expenses related to the Cleveland facility. General and administrative expenses for the six months ended February 28, 2001 decreased over the same period in fiscal 2000 due to a decrease in salaries and consulting expense. General and administrative expenses as a percentage of net sales increased for the three and six months ended February 28, 2001, as compared to the same periods in fiscal 2000 due to the decrease in sales during the second quarter of fiscal 2001 and the increase in general and administrative expenses for the second quarter of the fiscal year 2001.

Research, engineering, and technical support expenses decreased during the second quarter of fiscal 2001 as compared to the same period in fiscal 2000 due primarily to a decrease in independent consulting services for product development. These same factors account for the decrease in research, engineering, and technical support expenses for the six months ended February 28, 2001 over the same period in fiscal 2000. Such expenses as a percentage of sales were substantially unchanged for the six months ended February 28, 2001 as compared to the same period in fiscal 2000.

INTERNATIONAL CORPORATE JOINT VENTURES AND EUROPEAN HOLDING COMPANY - Net earnings from international corporate joint ventures and European holding company were $271,648 and $779,719 for the three and six months ended February 28, 2001, respectively, compared to $505,561 and $1,197,471 for the three and the six months ended February 29, 2000. This net decrease is due to decreased sales volume at certain of the Company's joint ventures and an increase in expenses incurred in support of international corporate joint ventures relating to the cost of sponsoring a meeting of all joint venture partners in India.

INCOME TAXES - Income tax expense for the three and six months ended February 28, 2001 and February 29, 2000 was calculated based on management's estimate of the Company's annual effective income tax rate. The Company's effective income tax rate for the three months ended February 28, 2001 is higher than the statutory rate primarily due to state income taxes. The Company's effective income tax rate for the six months ended February 28, 2001 and fiscal 2000 is lower than the statutory rate primarily due to the Company's equity in income of international corporate joint ventures and European holding company being recognized based on after tax earnings of these entities. To the extent joint ventures' undistributed earnings are distributed to the Company, they do not result in any material additional income tax liability after the application of foreign tax credits.

LIQUIDITY AND CAPITAL RESOURCES

At February 28, 2001, the Company's working capital was $5,456,994, including $2,723,149 in cash and cash equivalents, compared to working capital of $6,078,694 including cash and cash equivalents of $3,840,057 as of August 31, 2000.

Net cash provided from operations has been sufficient to meet liquidity requirements, capital expenditures, research and development cost, and expansion of operations of the Company's international corporate joint ventures. Cash flows from operations for the six months ended February 28, 2001 and February 29, 2000 was $182,597 and $1,387,886, respectively. The net cash flow from operations for the six months ended February 28, 2001 resulted principally from net income, corporate joint venture dividends and a decrease in accounts receivable offset by income tax payments. The net cash flow from operations for the six months ended February 29, 2000 resulted principally from net income, corporate joint venture dividends, and a decrease in accounts receivable offset by equity income of corporate joint ventures and European holding company and income tax payments.

Net cash used in investing activities for the six months ended February 28, 2001 was $316,479 which resulted from additional investments in corporate joint ventures, additions to property, and increases in other assets. Net cash used in investing activities for the six months ended February 29, 2000 was $296,854 which resulted from investments in corporate joint ventures, additions to property and an increase in other assets.

Net cash used in financing activities for the six months ended February 28, 2001 was $983,026 which resulted from the payment of dividends to stockholders of $644,972 and the repurchase of common stock of $358,053 offset by proceeds from the exercise of stock options of $19,999. Net cash used in financing activities for the six months ended February 29, 2000 resulted from the payment of dividends to stockholders of $618,932 and the repurchase of common stock of $1,413 offset by proceeds of $20,831 from the exercise of stock options.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On September 1, 2000, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, as amended by SFAS No. 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivatives, including those embedded in other contracts, be recognized as either assets or liabilities and that those financial instruments be measured at fair value. The accounting for changes in the fair value of derivatives depends on their intended use and designation. Management has reviewed the requirements of SFAS No. 133 and has determined that they have no freestanding or embedded derivatives. All contracts that contain provisions meeting the definition of a derivative also meet the requirements of, and have been designated as, normal purchases or sales. The Company's policy is not to use freestanding derivatives and to not enter into contracts with terms that cannot be designated as normal purchases or sales.

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 101 that provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company is required to modify its revenue recognition policy to comply with SAB No. 101, as amended, no later than August 31, 2001. Management does not anticipate that the adoption of SAB No. 101 will have a significant impact on the Company's financial position or the results of its operations.

Also in fiscal 2000 the Emerging Issues Task Force (EITF) issued EITF 00 - 10, Accounting for Shipping and Handling Fees and Costs, which is effective for the Company in conjunction with the adoption of SAB No. 101, as amended, during the fourth quarter of fiscal 2001 which is when the Company will adopt and implement the new requirement. EITF 00 - 10 requires companies to classify as revenue all amounts billed to customers in a sales transaction related to shipping and handling. The Company presently offsets all shipping and handling charges billed to customers with the related shipping and handling expenses. Had the Company adopted EITF 00 - 10 during the quarter ended February 28, 2001, the comparative reported sales would increase $7,005 and $12,400 for the three and six months ended February 28, 2001, respectively, and $9,615 and $17,085 for the three and six months ended February 29, 2000, respectively, upon reclassification of shipping and handling charges billed to customers. The reclassification of shipping and handling charges billed to customers to sales would increase the corresponding periods cost of goods sold by the same amount, and would have no effect on the net income or net income per share as reported.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None

ITEM 2 - CHANGES IN SECURITIES

None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company (Annual Meeting) was held on February 18, 2000. The following matters were voted on and approved by the Company's stockholders at the Annual Meeting. There were 3,796,951 shares of common stock entitled to vote at the meeting and a total of 3,445,615 shares or 90.75% were represented at the meeting. The tabulation of votes with respect to each of the following matters voted on at the Annual Meeting is set forth as follows:

1.   ELECTION OF DIRECTORS:

                                                           For          Withhold

     Ursula-Kiel-Dixon                                  3,435,327        10,288
     Prof. Aradhna Krishna                              3,435,327        10,288
     Dr. Donald A. Kubik                                3,442,615         3,000
     Richard G. Lareau                                  3,442,615         3,000
     Philip M. Lynch                                    3,442,615         3,000
     Haruhiko Rikuta                                    3,442,615         3,000
     Mark J. Stone                                      3,442,615         3,000
     Stephan C. Taylor                                  3,442,515         3,100
     Dr. Milan R. Vukcevich                             3,442,615         3,000

2.   APPOINTMENT OF DELOITTE & TOUCHE LLP AS INDEPENDENT AUDITORS

     The appointment of Deloitte & Touche LLP as independent auditors of the Company for the fiscal year ending August 31, 2001 was ratified. Total votes cast:

     For                                                               3,439,009
     Against                                                               1,785
     Abstain                                                               4,821

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

                                 NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION


April 13, 2001

                                 /s/ Matjaz Korosec
                                 -----------------------------------------------
                                 Matjaz Korosec
                                 Chief Financial Officer