Form 10QSB
period 2001-05-31
NORTHERN TECHNOLOGIES INTERNATIONAL CORP
filed 2001-07-13
CIK 875582

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the Quarterly Period Ended:	Commission File Number
May 31, 2001	1-11038

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	41-0857886
(State of Incorporation)	(I.R.S. Employer Identification Number)

6680 N. Highway 49, Lino Lakes, MN 55014
(Address of principal executive offices)

(651) 784-1250
(Registrant’s telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

YES   X        NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 12, 2001
Common Stock, $.02 par value	3,739,551

“This document consists of 13”

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

	May 31, 2001	August 31, 2000
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,865,514	$3,840,057
Receivables:
Trade, less allowance for doubtful accounts of $46,000 and $30,000,
respectively	1,396,470	1,390,264
International corporate joint ventures	568,200	608,136
Inventories	906,258	929,661
Prepaid expenses and other	54,415	51,066
Deferred income taxes	220,000	220,000

Total current assets	6,010,857	7,039,184

PROPERTY AND EQUIPMENT, net	1,205,771	1,219,189

OTHER ASSETS:
Investments in international corporate joint ventures	3,415,071	3,602,692
Investment in European holding company	196,641	243,598
Deferred income taxes	310,000	310,000
Other	1,206,000	703,631

	5,127,712	4,859,921

	$12,344,340	$13,118,294

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$161,191	$221,236
Income taxes	25,077	313,806
Accrued liabilities:
Payroll and related benefits	76,431	224,445
Other	252,786	201,003

Total current liabilities	515,485	960,490

DEFERRED GROSS PROFIT	50,000	50,000

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, authorized 10,000 shares, none issued
Common stock, $.02 par value per share; authorized 10,000,000 shares;
issued and outstanding 3,739,551 and 3,803,118, respectively	74,791	76,062
Additional paid-in capital	4,418,682	4,532,550
Retained earnings	8,130,479	8,093,286
Accumulated other comprehensive loss (See Note 8)	(845,097)	(594,094)

Total stockholders’ equity	11,778,855	12,107,804

	$12,344,340	$13,118,294

See notes to financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended May 31		Nine Months Ended May 31
	2001	2000	2001	2000

SALES	$2,363,956	$2,812,990	$6,947,618	$8,338,536

COST OF GOODS SOLD	1,114,985	1,345,961	3,457,888	4,042,166

GROSS PROFIT	1,248,971	1,467,029	3,489,730	4,296,370

OPERATING EXPENSES:
Selling	376,980	388,117	1,147,442	1,298,957
General and administrative	548,045	503,791	1,685,998	1,700,898
Research, engineering, and technical support	174,409	106,468	462,077	422,684

	1,099,434	998,376	3,295,517	3,422,539

OPERATING INCOME	149,537	468,653	194,213	873,831

INTERNATIONAL CORPORATE JOINT
VENTURES AND EUROPEAN
HOLDING COMPANY:
Equity in income of international corporate
joint ventures and European holding
company	94,874	142,209	161,017	413,571
Fees for technical support and other services
provided to international corporate joint
ventures	612,956	698,139	2,020,488	1,978,653
Expenses incurred in support of international
corporate joint ventures	(372,157)	(214,101)	(830,040)	(568,506)
Expenses incurred in support of international
corporate joint ventures conference			(236,073)

	335,673	626,247	1,115,392	1,823,718

INTEREST INCOME	21,204	27,846	94,455	83,187

INCOME BEFORE INCOME TAXES	506,414	1,122,746	1,404,060	2,780,736

INCOME TAXES	170,000	360,000	470,000	870,000

NET INCOME	$336,414	$762,746	$934,060	$1,910,736

NET INCOME PER COMMON SHARE:
Basic	$.09	$.20	$.25	$.49

Diluted	$.09	$.20	$.25	$.49

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:
Basic	3,742,269	3,865,524	3,775,360	3,867,668

Diluted	3,742,356	3,874,605	3,778,217	3,878,230

See notes to financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended May 31
	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$934,060	$1,910,736
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	174,674	117,013
Equity in income of international corporate joint ventures and
European holding company	(161,017)	(413,571)
Dividends received from international corporate joint ventures	239,902	373,118
Change in current assets and liabilities:
Receivables:
Trade	(6,206)	63,011
International corporate joint ventures	39,936	(68,401)
Inventories	23,403	(109,485)
Prepaid expenses and other	(358,761)	(6,315)
Accounts payable	(60,045)	45,111
Income taxes	(288,729)	(258,693)
Accrued liabilities	(96,231)	188,451

Total adjustments	(493,074)	(69,761)

Net cash provided by operating activities	440,986	1,840,975

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(161,256)	(237,169)
Investments in international corporate joint ventures	(142,267)	(90,000)
Increase in other assets	(100,000)	(130,148)

Net cash used in investing activities	(403,523)	(457,317)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	19,999	25,000
Dividends paid	(644,972)	(618,932)
Repurchase of common stock	(387,033)	(83,381)

Net cash used in financing activities	(1,012,006)	(677,313)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(974,543)	706,345

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,840,057	2,750,209

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,865,514	$3,456,554

See notes to financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	INTERIM FINANCIAL INFORMATION

In the opinion of management, the accompanying unaudited financial statements contain all necessary adjustments, which are of a normal recurring nature, to present fairly the financial position of Northern Technologies International Corporation and subsidiaries (the Company) as of May 31, 2001 and 2000, the results of operations for the three and nine months ended May 31, 2001 and 2000, and the cash flows for the nine months ended May 31, 2001 and 2000, in conformity with generally accepted accounting principles in the United States of America.

These financial statements should be read in conjunction with the financial statements and related notes as of and for the year ended August 31, 2000 contained in the Company’s filing on Form 10-KSB dated November 17, 2000 and with Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 8 through 11 of this quarterly report.

2.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On September 1, 2000, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivatives, including those embedded in other contracts, be recognized as either assets or liabilities and that those financial instruments be measured at fair value. The accounting for changes in the fair value of derivatives depends on their intended use and designation. Management has reviewed the requirements of SFAS No. 133 and has determined that they have no freestanding or embedded derivatives. All contracts that contain provisions meeting the definition of a derivative also meet the requirements of, and have been designated as, normal purchases or sales. The Company’s policy is not to use freestanding derivatives and to not enter into contracts with terms that cannot be designated as normal purchases or sales.

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 101 that provides the staff’s views in applying generally accepted accounting principles to selected revenue recognition issues. The Company is required to modify its revenue recognition policy to comply with SAB No. 101, as amended, no later than August 31, 2001. Management does not anticipate that the adoption of SAB No. 101 will have a significant impact on the Company’s financial position or the results of its operations.

Also in fiscal 2000, the Emerging Issues Task Force (EITF) issued EITF 00-10, Accounting for Shipping and Handling Fees and Costs, which is effective for the Company in conjunction with the adoption of SAB No. 101, as amended, during the fourth quarter of fiscal 2001 which is when the Company will adopt and implement the new requirement. EITF 00-10 requires companies to classify as revenue all amounts billed to customers in a sales transaction related to shipping and handling. The Company presently offsets all shipping and handling charges billed to customers with the related shipping and handling expenses. Had the Company adopted EITF 00-10 during the quarter ended May 31, 2001, the comparative reported sales would increase $12,468 and $24,868 for the three and nine months ended May 31, 2001, respectively, and $6,602 and $23,687 for the three and nine months ended May 31, 2000, respectively, upon reclassification of shipping and handling charges billed to customers. The reclassification of shipping and handling charges billed to customers to sales would increase the corresponding period’s cost of goods sold by the same amount, and would have no effect on the net income or net income per share as reported.

3.	INVENTORIES

Inventories consist of the following:

	May 31, 2001	August 31, 2000

Production materials	$367,417	$267,175
Work in process	27,086	23,947
Finished goods	511,755	638,539

	$906,258	$929,661

4.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	May 31, 2001	August 31, 2000

Land	$246,097	$246,097
Buildings and improvements	1,165,542	1,180,938
Machinery and equipment	1,345,464	1,168,812

	2,757,103	2,595,847
Less accumulated depreciation	1,551,332	1,376,658

	$1,205,771	$1,219,189

5.	INVESTMENTS IN CORPORATE JOINT VENTURES

During the nine months ended May 31, 2001, the Company invested an additional $142,267 in existing joint ventures.

6.	STOCKHOLDERS’EQUITY

During the nine months ended May 31, 2001, the Company purchased and retired 66,900 shares of common stock for $387,033.

In November 2000, the Company declared a cash dividend of $.17 per share payable on December 15, 2000 to shareholders of record on December 6, 2000.

During the nine months ended May 31, 2001, stock options for the purchase of 3,333 shares of the Company’s common stock were exercised at prices between $5.00 and $6.25 per share.

7.	EXPENSES INCURRED IN SUPPORT OF INTERNATIONAL CORPORATE JOINT VENTURES

During the nine months ended May 31, 2001, the Company incurred expenses totaling $236,073 relating to the Joint Venture Conference held in Chennai, India. The additional expense had an impact on per share earnings of $0.04 per share. This conference is held approximately every three years as a means to discuss new products and technologies being offered and to evaluate current and future market and material science strategies for all joint ventures.

8.	COMPREHENSIVE INCOME

The Company’s total comprehensive incomes were as follows:

	Three Months Ended May 31		Nine Months Ended May 31
	2001	2000	2001	2000

Net income	$336,414	$762,746	$934,060	$1,910,736
Other comprehensive loss - foreign
currency translation adjustment	177,465	31,870	251,003	163,260

Total comprehensive income	$158,949	$730,876	$683,057	$1,747,476

9.	NET INCOME PER SHARE

Basic income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted income per share assumes the exercise of stock options using the treasury stock method, if dilutive.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

General – The Company conducts all foreign transactions based on the U.S. dollar, except for its investments in foreign joint ventures and foreign company. The exchange rate differential relating to investments in foreign joint ventures and foreign company is accounted for under the requirements of SFAS No. 52.

Sales – Net sales originating in the United States decreased by $449,034 or 16% during the third quarter of fiscal 2001 as compared to the third quarter of fiscal 2000. Net sales originating in the United States decreased by $1,390,918 or 17% during the nine months ended May 31, 2001 compared to the nine months ended May 31, 2000. These changes in sales are due to a decrease in demand for materials-science-based industrial packaging products. The decrease was due to the slow down in the industrial sector that we serve.

Cost of Goods Sold – Cost of goods sold as a percentage of net sales for the third quarter of fiscal 2001 was 47% compared to 48% for the third quarter of fiscal 2000. The cost of goods sold percentage of net sales was 50% for the nine months ended May 31, 2001 and 48% for the nine months ended May 31, 2000. Variations are due primarily to the mix of product sales.

Operating Expenses – As a percentage of net sales, total operating expenses were 47% in the third quarter of fiscal 2001 and 35% in the third quarter of fiscal 2000. Operating expenses were 47% of net sales for the nine months ended May 31, 2001 and 41% for the nine months ended May 31, 2000.

Operating expense classification percentages of net sales were as follows:

	Three Months Ended May 31		Nine Months Ended May 31
	2001	2000	2001	2000

Selling	16%	14%	16%	16%
General and administrative	23	18	24	20
Research, engineering, and
technical support	8	3	7	5

Selling expenses decreased slightly during the three and nine months ended May 31, 2001 as compared to the same periods in fiscal 2000 due primarily to decreases in salaries, commissions and other sales driven expenses. Selling expenses as a percentage of net sales increased for the three months ended May 31, 2001 as compared to the same period in 2000 due to the decreased level of net sales for the three months ended May 31, 2001 not fully offset by the decrease in the corresponding selling expenses. Selling expenses as a percentage of net sales were comparable for the nine months ended May 31, 2001 as compared to the same period in 2000.

General and administrative expenses increased during the third quarter of fiscal 2001 as compared to the same period in fiscal 2000 due primarily to increases in director’s fees, legal expenses, and additional employees. Overall there was a small decrease in general and administrative expenses during the nine months ended May 31, 2001 as compared to the same period in fiscal 2000. General and administrative expenses as a percentage of net sales increased significantly for the three and nine months ended May 31, 2001, as compared to the same periods in 2000, due to the decrease in sales in fiscal 2001 coupled with relatively fixed general and administrative expenses during the same period.

Research, engineering, and technical support expenses increased during the third quarter of fiscal 2001 as compared to the same period in fiscal 2000 due primarily to a increase in independent consulting services for product development and salary expense. Research, engineering, and technical support expenses increased for the nine months ended May 31, 2001 over that same period in fiscal 2000 due primarily to increases in independent consulting services for product development and travel. Research, engineering, and technical support expenses as a percentage of net sales increased for the three and nine months ended May 31, 2001 compared to the same periods in fiscal 2000 due to the decreases in sales in fiscal 2001 coupled with an increase in fiscal 2001 research, engineering, and technical support expenses.

International Corporate Joint Ventures and European Holding Company – Net earnings from international corporate joint ventures and European holding company were $335,673 and $1,115,392 for the three and nine months ended May 31, 2001, respectively, compared to $626,247 and $1,823,718 for the three and the nine months ended May 31, 2000. The net decrease for the three and nine months ended May 31, 2001 compared to the same periods in fiscal 2000 is due primarily to higher expenses incurred by certain of the Company’s international corporate joint ventures and an increase in expenses incurred in support of international corporate joint ventures.

Income Taxes – Income tax expense for the three and nine months ended May 31, 2001 and 2000 was calculated based on management’s estimate of the Company’s annual effective income tax rate. The Company’s effective income tax rate for fiscal 2001 and 2000 is lower than the statutory rate primarily due to the Company’s equity in income of international corporate joint ventures and European holding company being recognized based on after-tax earnings of these entities. To the extent joint venture’s undistributed earnings are distributed to the Company, it does not result in any material additional income tax liability after the application of foreign tax credits.

LIQUIDITY AND CAPITAL RESOURCES

At May 31, 2001, the Company’s working capital was $5,495,372, including $2,865,514 in cash and cash equivalents, compared to working capital of $6,078,694 including $3,840,057 in cash and cash equivalents as of August 31, 2000.

Net cash provided from operations has been sufficient to meet liquidity requirements, capital expenditures, research and development cost, and expansion of operations of the Company’s international joint ventures. Cash flows from operations for the nine months ended May 31, 2001 and 2000 was $440,986 and $1,840,975, respectively. The net cash flow from operations for the nine months ended May 31, 2001 resulted principally from net income, dividends received from international corporate joint ventures, and depreciation, offset by equity income of international corporate joint ventures and European holding company, increases in prepaid expenses and other, and the payment of income taxes. The net cash flow from operations for the nine months ended May 31, 2000 resulted principally from net income, dividends received from international corporate joint ventures, and an increase in accrued liabilities, offset by equity income of international corporate joint ventures and European holding company and the payment of income taxes.

Net cash used in investing activities for the nine months ended May 31, 2001 was $403,523, which resulted from investments in international corporate joint ventures, additions to property and equipment, and an increase in other assets. Net cash used in investing activities for the nine months ended May 31, 2000 was $457,317, which resulted from investments in international corporate joint ventures, additions to property and equipment, and an increase in other assets.

Net cash used in financing activities for the nine months ended May 31, 2001 was $1,012,006 which resulted from the payment of dividends to stockholders of $644,972 and the repurchase of common stock of $387,033 offset by proceeds from the exercise of stock options of $19,999. Net cash used in financing activities for the nine months ended May 31, 2000 of $677,313 resulted from the payment of dividends to stockholders of $618,932 and the repurchase of common stock of $83,381 offset by proceeds of $25,000 from the exercise of stock options.

The Company expects to meet future liquidity requirements with its existing cash and cash equivalents and from cash flows of future operating earnings and distributions of earnings and technical assistance fees from the international corporate joint venture investments.

The Company has no long-term debt and no material capital lease commitments at May 31, 2001; however, the Company has an operating lease for an office, manufacturing, laboratory and warehouse requiring monthly payments of $18,500, which can be adjusted annually according to the annual consumer price index through November 2014.

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

The Company and the international corporate joint ventures have been evaluating the potential impact the Euro Conversion and the Euro currency may have on their results of operations, liquidity, or financial condition. The Company has determined that expected costs for compliance will not be material to its results of operations, liquidity, financial condition, or capital expenditures. Significant noncompliance by the Company’s corporate joint ventures and their customers or suppliers could adversely impact the Company’s results of operations, liquidity, or financial condition. Accordingly, until the Company completes its assessment of the Euro Conversion impact, there can be no assurance that the Euro Conversion will not have a material impact on the overall operations of the Company.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On September 1, 2000, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivatives, including those embedded in other contracts, be recognized as either assets or liabilities and that those financial instruments be measured at fair value. The accounting for changes in the fair value of derivatives depends on their intended use and designation. Management has reviewed the requirements of SFAS No. 133 and has determined that they have no freestanding or embedded derivatives. All contracts that contain provisions meeting the definition of a derivative also meet the requirements of, and have been designated as, normal purchases or sales. The Company’s policy is not to use freestanding derivatives and to not enter into contracts with terms that cannot be designated as normal purchases or sales.

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 101 that provides the staff’s views in applying generally accepted accounting principles to selected revenue recognition issues. The Company is required to modify its revenue recognition policy to comply with SAB No. 101, as amended, no later than August 31, 2001. Management does not anticipate that the adoption of SAB No. 101 will have a significant impact on the Company’s financial position or the results of its operations.

Also in fiscal 2000, the Emerging Issues Task Force (EITF) issued EITF 00-10, Accounting for Shipping and Handling Fees and Costs, which is effective for the Company in conjunction with the adoption of SAB No. 101, as amended, during the fourth quarter of fiscal 2001 which is when the Company will adopt and implement the new requirement. EITF 00-10 requires companies to classify as revenue all amounts billed to customers in a sales transaction related to shipping and handling. The Company presently offsets all shipping and handling charges billed to customers with the related shipping and handling expenses. Had the Company adopted EITF 00-10 during the quarter ended May 31, 2001, the comparative reported sales would increase $12,468 and $24,868 for the three and nine months ended May 31, 2001, respectively, and $6,602 and $23,687 for the three and nine months ended May 31, 2000, respectively, upon reclassification of shipping and handling charges billed to customers. The reclassification of shipping and handling charges billed to customers to sales would increase the corresponding period’s cost of goods sold by the same amount, and would have no effect on the net income or net income per share as reported.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

None

ITEM 2 – CHANGES IN SECURITIES

None

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 – OTHER INFORMATION

None

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

July 12, 2001	/s/ Matthew Wolsfeld
Matthew Wolsfeld
Controller / Acting CFO