Form 10KSB
period 2001-08-31
NORTHERN TECHNOLOGIES INTERNATIONAL CORP
filed 2001-11-29
CIK 875582

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-KSB (Mark one)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended August 31, 2001	Commission File No. 1-11038

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION (Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	41-0857886 (I.R.S. Employer Identification No.)

6680 N. Highway 49, Lino Lakes, Minnesota 55014
(Address of principal executive offices) (Zip code)

Registrant’s telephone number, including area code: (651) 784-1250

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

YES  [X] NO [   ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The Registrant’s revenues for the fiscal year ended August 31, 2001 were $9,269,719.

     As of November 9, 2001, 3,689,551 shares of Common Stock of the Registrant were outstanding, and the aggregate market value of the Common Stock of the Registrant as of that date (based upon the closing price of the Common Stock at that date as reported on the American Stock Exchange) excluding outstanding shares beneficially owned by directors and executive officers, was approximately $11,522,838.

     Documents incorporated by reference: None.

     Transitional Small Business Disclosure Format (check one): YES  [   ] NO [X]

PART I

     This Form 10-KSB contains certain forward-looking statements. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, including those set forth in the section below entitled “Certain Important Factors” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report.

Item 1.   DESCRIPTION OF BUSINESS.

(a)  Business Development

     Northern Instruments, Inc., a predecessor to Northern Technologies International Corporation, was incorporated in the State of Minnesota on August 4, 1970. In 1976, Northern Instruments, Inc. changed its name to Northern Instruments Corporation. In 1978, Northern Instruments Corporation, a Minnesota corporation, was merged with and into Northern Instruments Corporation, a newly formed Delaware corporation. In 1993, Northern Technologies International Corporation, a wholly owned subsidiary, was merged into Northern Instruments Corporation. As a result of such merger, Northern Instruments Corporation changed its name to Northern Technologies International Corporation, hereafter referred to as the “Company” or “NTIC.” In 1999, the Company organized Northern Instruments Corporation, LLC, an Ohio limited liability company (“NIC”); and the instruments operations of the Company were transferred into NIC. NIC is a wholly owned subsidiary of the Company. Effective March 4, 1999, Special Control Systems, Inc., an Ohio corporation 100% owned by the Company, was merged into NIC. The Company established a wholly owned subsidiary NTI Facilities, Inc. on January 1, 2000. The operating results and assets of NIC and NTI Facilities, Inc. are included in the consolidated financial statements of the Company.

(b)  Business of the Company

General

     The Company is a developer, manufacturer and marketer of materials science based industrial packaging products and systems and electronic sensing instruments. The Company’s corrosion inhibiting industrial packaging products and systems, marketed under the name ZERUST® (“ZERUST”), are utilized in protective packaging serving a wide variety of companies in industries such as transportation, fossil fuel power generation, electronics, on-and-off-road automotive equipment, machinery for agriculture and metal processing. The ZERUST product line accounted for approximately 97% of the Company’s sales during its fiscal year ended August 31, 2001. In a concerted effort to extend the Company’s technological grasp, however, the Company engages in scientific research and development programs in the areas of material science and corrosion protection in new applications.

     The Company’s electronic sensing instruments include portable oil quality analyzers for on-site evaluation of various types of oils and fluids, instruments that provide for on-and-off-line measurement of fiber denier and other devices, which utilize microwave technology to measure moisture and the tempo of manufacturing process in metallurgical facilities.

International Joint Ventures and European Holding Company

     The Company participates in an expanding number of international joint venture arrangements that provide for the manufacturing, marketing and distribution of materials science based industrial packaging products based upon the Company’s technology. Both the Company and the Company’s corporate joint venture in Germany, Excor Korrosionsschutz – Technologien und Produkte GmbH (“Excor”), through Excor’s wholly owned subsidiary Excor Korrosionsforschung GmbH, manufacture and supply the proprietary ingredients, called Masterbatch, that make the Company’s material science based industrial packaging products functional, but the actual manufacturing of the finished product itself takes place in each country in which the Company has a joint venture or similar relationship. Manufacturing the product in foreign countries lowers shipping costs and improves on-time delivery to foreign customers. The international joint venture arrangements allow the Company to successfully market and sell its products in foreign countries through the marketing efforts of joint venture partners without the Company having to develop its own international sales force. The Company’s international joint venture partners are knowledgeable in the applicable environmental, labor, tax and other requisite regulations and laws of the respective foreign countries in which they operate, as well as the local customs and business practices, and have a vested interest in making each joint venture a success.

     The Company participates in various international corporate joint ventures in countries outside the United States and in similar non-contractual arrangements in various other countries. The international joint ventures provide for the manufacturing, marketing, and distribution of materials science based industrial packaging products. The Company also has a 50% ownership interest in NTI ASEAN, LLC, for its joint venture investments in the ASEAN region, other than Japan and South Korea where the Company has independent corporate joint ventures of long standing. Taiyo Petroleum Gas Co. Ltd., the Company’s existing joint venture partner in Japan, owns the remaining 50% ownership interest in NTI ASEAN, LLC subject to final capitalization of NTI ASEAN, LLC. The Company has an ownership interest either directly or indirectly in joint ventures in the following countries:

Country	Date of Original Investment
Japan	1987
France	1990
Taiwan*	1990
Germany	1991
Singapore*	1991
Sweden	1991
Brazil	1993
Austria	1994
Russia	1994
South Korea	1994
Finland	1995
Italy	1996
United Kingdom	1997
Czech Republic	1997
Poland	1998
Thailand*	1998
China*	2000
India	2000
Malaysia*	2000

*Indirect ownership interest through NTI ASEAN, LLC

3

     In addition to the Company’s investments in the international corporate joint ventures listed above, the Company acquired a 50% ownership interest in a European holding company during fiscal year 1997; however, to date, this entity has been inactive.

     While the Company is not aware of any specific potential risk beyond its initial investment and undistributed earnings of the international joint ventures, there can be no assurance that the Company will not be subject to lawsuits based on product liability claims or other claims arising out of the activities of each international joint venture. To protect against such an occurrence, the Company maintains liability insurance specifically applicable to its ownership positions in the international joint venture arrangements in excess of any insurance the joint ventures may maintain.

Products

     The Company operates in two businesses: materials science based industrial packaging products and systems and electronic sensing instruments. Materials science based industrial packaging products and systems accounted for approximately 97% of the Company’s sales in fiscal year 2001.

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

     ZERUST volatile corrosion inhibiting (“VCI”) products may entirely eliminate or reduce the use of oils and greases to inhibit corrosion; for ZERUST formulations contain proprietary chemical systems that emit a nontoxic vapor that is diffused throughout an enclosure. Electron scanning microscopy shows that the VCI-rich atmosphere causes VCI molecules to condense in a microscopic layer on all surfaces they reach. The corrosion-inhibiting layer is maintained so long as the metal product to be protected remains within the ZERUST package. Electron scanning further shows that once the contents are removed from the ZERUST package, the VCI layer revolatilizes from the contents’ surfaces within two hours, leaving a clean, dry and corrosion-free product. This mechanism of corrosion protection enables the Company’s customers to package and ship metal parts so that they arrive ready for use. Furthermore, by eliminating costly greasing and degreasing processes and/or significantly reducing the use of oils to inhibit corrosion, ZERUST VCI technology provides significant savings in labor, material and capital expenditures for equipment to apply, remove and dispose of oil and grease, as compared to traditional methods of corrosion prevention.

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

     Electronic Sensing Instruments. The Company’s electronic sensing instruments accounted for approximately 3% of the Company’s sales in fiscal year 2001. The Company’s electronic sensing instruments include oil quality analyzers, fiber monitors and testers, and other instruments used primarily for process and quality control of materials in hostile environments, such as steel mills. Several of the Company’s electronic sensing instruments are based on the measurement of the change in dielectric properties of different liquids and fibers by means of capacitance sensors. The instrument product line, however, also includes measurement devices for materials and moisture testing based upon microwave technology.

Manufacturing

     The Company produces certain proprietary materials science based industrial packaging formulations and products at its facility in Lino Lakes, Minnesota and electronic sensing instruments at facilities in Forest Lake, Minnesota and Cleveland, Ohio. The Company’s materials science based industrial packaging end products include flexible and rigid packaging systems and other products that are produced to customer specification by selected contractors who are supplied with the necessary active ingredients by the Company, under a Trade Secrecy Agreement and/or License Agreement.

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

     The Company voluntarily became ISO 14000 certified as of August 2001 with respect to environmental management standards. The Company believes that the process of ISO 14000 certification serves as an excellent tool for the Company to continuously improve its environmental performance. Also, because existing and potential customers may prefer or require manufacturers to have achieved ISO certification, such ISO certification may provide the Company with certain competitive advantages in the future.

Sales and Marketing of Materials Science Based Industrial Packaging Products

     In the United States, the Company markets its materials science based industrial packaging products principally to industrial users by a direct sales force and through a network of distributors and sales representatives. The Company’s technical service representatives work directly with the end users of the Company’s products to analyze their specific needs and develop systems to meet their technical requirements.

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

Competition

     The Company is aware of other organizations that manufacture and market corrosion inhibiting packaging products, which compete with the Company’s ZERUST products. The Company evaluates competing products on an ongoing basis and believes that none of the competing products on the market at this time are superior to the Company’s products.

     The Company is aware of competitors in the “Lubri-Sensor” oil quality analyzer area; however, the Company does not have any knowledge as to the business effectiveness of such competitors and believes that the Company’s products are competitive with all other products currently on the market. In the “Foodoil Sensor” oil quality analyzer area, the Company is aware of a competitor who does not provide an analysis instrument but instead provides a paper test strip. Although the Company believes that its product offers significant advantages over paper test strips, the Company believes that sales of the Foodoil Sensor have historically been limited by price sensitivity rather than differences in product capabilities.

     Some of the Company’s competitors, in both the materials science based industrial packaging area and the electronic instrument area, are established companies that may have financial and other resources greater than those of the Company. Additionally, some of these companies may have achieved significant market impact and brand recognition. The Company competes with such companies by providing high quality products and by attempting to provide the highest level of customer service, including real time direct technical support and applications engineering.

Significant Customers

     One customer accounted for approximately 10% and 14% of net sales for the fiscal years ended August 31, 2001 and 2000, respectively.

Research and Development

     The Company’s research and development activities are directed at the improvement of existing products, the development of new products and quality assurance through improved testing of the Company’s products. The Company’s research and development expenditures, including engineering and technical support, were $648,129, $587,434 and $578,231 in fiscal years 2001, 2000 and 1999, respectively. In 1997, the Company’s joint venture in Germany, Excor, established a wholly-owned subsidiary, Excor Korrosionsforschung GmbH, to conduct research into new fields of materials science based industrial packaging and the applications engineering thereof in conjunction with the Company’s domestic research and development operation. Today the Company’s internal research and development activities are conducted at its Minnesota headquarters, in Beachwood, Ohio, in Dresden, Germany; and at various international locations under the direction of internationally known scientists and research institutes under exclusive contract to the Company with respect to the subject of their respective research efforts. The conduct of the research and development activities outside Minnesota and Germany, like the results of the Company’s research and development efforts generally, invariably engenders certain proprietary rights for the Company.

Patents and Trademarks

     The Company is committed to the timely and continual upgrading of its product line and the introduction of new products, developed in-house or via exclusive technology agreements. The Company’s United States patent relating to its corrosion inhibiting products expired in 2000. The Company has not renewed or extended such patent because the Company believes that trade secrets and proprietary (albeit not patented) know-how are at least as important as patent protection in establishing and maintaining a competitive advantage; and that mere patent protection without close technical support and applications engineering will not serve to keep any given supplier in the forefront of any sophisticated technology based market.

     The Company also has several registered trademarks in the United States and certain foreign countries. The registered trademarks in the U.S. are: the logo “NTI”, the word “ZERUST”, the words “THE ZERUST PEOPLE”, the word “PLASTABS”, the words “COR TAB” and the color “YELLOW” “for anticorrosive plastic film used for packaging metallic products, for industrial and consumer use”. The Company’s trademarks have a life, subject to periodic maintenance, of 10 to 20 years, which may be extended.

Backlog

     The Company did not have a significant order backlog as of August 31, 2001. Customers generally place orders on an “as needed” basis and expect delivery within a relatively short period of time.

Working Capital and Availability of Materials

     The Company does not carry excess quantities of raw materials or purchased parts because of widespread availability thereof from various suppliers. The Company has sufficient working capital to meet all obligations when due.

Employees

     As of August 31, 2001, the Company had 30 full-time direct employees located in the United States, consisting of four engaged in administration, eleven in sales and marketing, five in research and development, nine in operations and one person responsible for international coordination. There are no unions representing the Company’s employees and the Company believes that its relations with employees are good.

Certain Important Factors

     In addition to the influences identified above, there are several important factors that could cause the Company’s actual results to differ materially from those anticipated by the Company or which are reflected in any forward-looking statements of the Company. Such factors, which may impact on the success of the Company’s operations and its ability to achieve its goals, include the following:

     (1) The Company’s ability to make investments in existing and future joint ventures to generate a positive rate of return and demonstrate a pattern of growth consistent with past and current performance; and

     (2) The Company’s ability to continue to enter into international markets in a timely fashion; and

     (3) The Company’s ability to maintain gross margins at a level consistent with the technological advantages of its proprietary products.

Item 2.  DESCRIPTION OF PROPERTY.

     The Company’s primary office, production facilities and domestic research and development operations are located at 6680 North Highway 49, Lino Lakes, Minnesota 55014. The Company owns approximately 3.5 acres at this site and three buildings thereon. The main building, consisting of approximately 15,300 square feet, is used for office space, production, research and development and shipping and receiving. A second building of approximately 7,200 square feet and a third building of approximately 4,800 square feet are used for warehouse space. In 1995, the Company acquired an approximately 10 acre parcel of land located in Forest Lake, Minnesota, approximately six miles from the Company’s offices. On this parcel, the Company built a warehouse of approximately 18,000 square feet that was completed in November 1996.

     A subsidiary of the Company, NTI Facilities, Inc., acquired a one-third ownership of Omni-Northern Ltd., an Ohio limited liability company, in contemplation of entering into a lease (as described below) for approximately 50% of the net rental space in the building itself. Omni-Northern Ltd. owns and operates a rental property located at 23205 Mercantile Road, Beachwood, Ohio, comprising approximately 1.989 acres of land and a building of approximately 33,877 square feet, having an approximate value of $2,205,000 based upon the cash — to mortgage acquisition price of the property paid in fiscal year 2000. The Company has guaranteed up to $339,235 of the Omni-Northern Ltd.’s $2,035,000 mortgage obligation with National City Bank, Cleveland, Ohio. NTI Facilities, Inc. has entered into a 15 year lease agreement for approximately 16,826 square feet of office, manufacturing, laboratory and warehouse space requiring monthly payments of $16,434, which can be adjusted annually according to the annual consumer price index through November 2014. By its ownership in Omni-Northern Ltd., NTI Facilities Inc. is entitled to one third of operating results of Omni-Northern Ltd. The building is now fully leased.

Item 3.  LEGAL PROCEEDINGS.

     There is no material pending or threatened legal, governmental, administrative or other proceeding to which the Company is a party or of which any of its property is the subject.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

Effective September 10, 1993, the Company’s Common Stock commenced trading on, and it continues to trade on, the American Stock Exchange under the symbol NTI.

	Common Stock
	High	Low
2001:
Fourth fiscal quarter	$5.250	$4.950
Third fiscal quarter	5.600	4.500
Second fiscal quarter	6.250	4.688
First fiscal quarter	8.000	6.375
2000:
Fourth fiscal quarter	$8.875	$5.750
Third fiscal quarter	8.125	6.375
Second fiscal quarter	9.625	6.125
First fiscal quarter	7.563	5.250

     The Company declared Common Stock cash dividends of $.16 per share to shareholders of record on December 3, 1999; and $.17 per share to shareholders of record on December 1, 2000. The Company’s Board of Directors will continue to consider the payment of dividends annually, based on the Company’s net income and operating cash requirements.

     As of August 31, 2001, approximately 427 shareholders of record held the Company’s Common Stock.

Item 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Fiscal Year 2001 Compared to Fiscal Year 2000

Northern Technologies International Corporation

     Net Sales and Cost of Sales. The Company had net sales originating in the United States of $9,269,719 in fiscal year 2001; a decrease of $1,790,310 or 16.2% from net sales of $11,060,029 in fiscal year 2000. The decrease in net sales was due primarily to a decrease in the volume of materials science based industrial packaging products sold to new and existing customers in North America. The decrease was due to the slow down in the industrial sector that the Company serves. One existing customer accounted for 10% of sales in fiscal year 2001 and 14% of sales in fiscal year 2000.

     The cost of sales decreased as a percentage of sales to 49.7% in fiscal year 2001 from 50.5% in fiscal year 2000. The variation in the cost of sales percentage is attributable to the decrease in the market price for certain raw materials. The Company does not anticipate a significant further ongoing decrease in cost of sales in fiscal year 2002 as a percentage of sales.

     Selling Expenses. The Company’s selling expenses increased by $138,276 or 10.6% to $1,446,891 in fiscal year 2001 from $1,308,615 in fiscal year 2000. The increase in selling expenses in fiscal year 2001 was primarily related to increases in general insurance expense and travel related expenses. As a percentage of sales these costs increased to 15.6% in fiscal year 2001 from 11.8% in fiscal year 2000 due to the decreased level of net sales and the overall increase in selling expenses in fiscal year 2001. The Company anticipates that its selling expenses will increase in fiscal year 2002 due to planned increases in selling and marketing efforts.

     General and Administrative Expenses. The Company’s general and administrative expenses decreased by $9,301 or 0.4% to $2,088,690 in fiscal year 2001 from $2,097,991 in fiscal year 2000. As a percentage of sales general and administrative expenses increased to 22.5% in fiscal year 2001 from 19.0% in fiscal year 2000. The Company anticipates that its general and administrative expenses will increase in fiscal year 2002, due to planned support for increases in selling and marketing expenses.

     Research, Engineering, and Technical Support Expenses. The Company’s research, engineering, and technical support expenses increased by $60,695 or 10.3% to $648,129 in fiscal year 2001 from $587,434 in fiscal year 2000. As a result of the Company’s international research and development activities certain proprietary rights to new technology have been added to the Company. As a percentage of sales, research, engineering and technical support expenses increased to 7.0% in fiscal year 2001 from 5.3% in fiscal year 2000 due to the decreased level of net sales. The Company anticipates that in fiscal year 2002 research, engineering and technical support expenses will decrease compared to expenses incurred in fiscal year 2001.

Operations of International Joint Ventures

     Corporate Joint Ventures and European Holding Company. The Company continues its business program of establishing corporate joint venture arrangements in international markets directly or indirectly through NTI ASEAN, LLC (“NTI ASEAN”). The Company maintains a 50% ownership interest in NTI ASEAN, with the remaining 50% ownership interest owned by Taiyo Petroleum Gas Co. Ltd., which also owns the other 50% ownership interest in the Company’s corporate joint venture located in Japan.

     The Company and/or an existing corporate joint venture manufactures and supplies patented and/or proprietary ingredients, which make the finished products functional and enable manufacturing of the finished products to take place in the foreign countries. The corporate joint ventures then market the finished products in their respective territories, and the corporate joint ventures’profits are shared by the respective corporate joint venture shareholders in accordance with share ownership.

     Corporate joint venture sales were as follows:

	2001	2000

Direct ownership interest	$21,218,289	$23,913,708
Indirect ownership interest (NTI ASEAN)	1,938,092	1,288,396

Total	$23,156,381	$25,202,104

10

     The Company receives fees for technical and other support to the corporate joint ventures based on the revenues of the individual corporate joint ventures. The Company recognized fees for such support in the amounts of $2,527,795 and $2,749,578 for fiscal years 2001 and 2000, respectively. The decrease in fees for technical and other support to corporate joint ventures was primarily due to the decrease in sales volume at certain of the Company’s corporate joint ventures.

     The Company incurred direct expenses related to corporate joint ventures and the European holding company of $1,667,463 and $1,312,213 in fiscal years 2001 and 2000, respectively. These expenses include: technical and marketing services to existing joint ventures, legal fees regarding the establishment of new joint ventures, registration and promotion of worldwide trade marks and legal fees incurred in the filing of patent applications for new technologies to which the Company acquired certain rights. The Company anticipates that expenses relating to corporate joint ventures will continue to increase in the future due to the Company providing ongoing technical, marketing and other support to its joint ventures, to the development of new corporate joint ventures and to the development of new technologies and their concomitant intellectual property rights.

     The Company incurred expenses totaling $314,347 relating to the Joint Venture Conference held in Chennai, India. This conference is held approximately every three years as a means to discuss new products and technologies being offered and to evaluate current and future market and material science strategies for all joint ventures.

     The Company and NTI ASEAN anticipate that in the future they will enter into joint ventures in other foreign countries and in the ASEAN region.

     The Company’s investments in corporate joint ventures and the European holding company are accounted for using the equity method and resulted in income to the Company of $543,455 and $854,032 for fiscal years 2001 and 2000, respectively.

     The Company also has an investment in a European holding company, which is currently inactive.

Interest Income

     Interest Income. The Company’s interest income decreased to $143,452 in fiscal year 2001 from $238,858 in fiscal year 2000 due partially to the interest received in 2000 upon a full payment of a note from purchase of common stock.

Income Before Income Taxes

     Income Before Income Taxes. Income before income taxes decreased $2,298,359 to $1,707,446 in fiscal year 2001, compared to the income before income taxes of $4,005,805 in fiscal year 2000, a net decrease of 57.4% year to year.

Income Taxes

     Income Taxes. The Company’s effective income tax rate was 32.5% and 34.3% for fiscal year 2001 and 2000, respectively. The effective income tax rate for the Company in fiscal year 2001 was lower than the statutory rate, since the Company’s equity in income of its international corporate joint ventures and in the European holding company are recognized based on after tax earnings of these entities, resulting in foreign tax credits. Thus, to the extent the corporate joint ventures’ and the foreign company’s undistributed earnings were distributed to the Company during fiscal years 2001 and 2000, such distributions did not result in material additional income tax liability after the application of foreign tax credits. The decrease in the Company’s effective income tax rate in fiscal year 2001 is primarily due to an increase in the percentage of equity in income of its international corporate joint ventures and European holding company to income before income taxes in fiscal year 2001 when compared to fiscal year 2000.

Fiscal Year 2000 Compared to Fiscal Year 1999

Northern Technologies International Corporation

     Net Sales and Cost of Sales. The Company had net sales originating in the United States of $11,060,029 in fiscal year 2000, an increase of $1,165,327 or 11.8% from net sales of $9,894,702 in fiscal year 1999. The increase in net sales was due primarily to an increase in the volume of materials science based industrial packaging products sold to new and existing customers in North America. One existing customer accounted for 14% of sales in fiscal year 2000 and 7% of sales in fiscal year 1999.

     The cost of sales increased as a percentage of sales to 50.5% in fiscal year 2000 from 48.0% in fiscal year 1999. The variation in the cost of sales percentage includes an obsolete inventory charge of $90,000 and the impact of the increase in the market price for certain raw materials and labor cost.

     Selling Expenses. The Company’s selling expenses decreased by $182,242 or 12.2% to $1,308,615 in fiscal year 2000 from $1,490,857 in fiscal year 1999. The decrease in selling expenses in fiscal year 2000 was primarily related to a decrease in external selling commissions and related expenses, which was partially offset with an increase in salaries. As a percentage of sales these costs decreased to 11.8% in fiscal year 2000 from 15.1% in fiscal year 1999 due to the increased level of net sales and the overall decrease in selling expenses in fiscal year 2000.

     General and Administrative Expenses. The Company’s general and administrative expenses increased by $433,055 or 26.0% to $2,097,991 in fiscal year 2000 from $1,664,936 in fiscal year 1999. The increase in general and administrative expenses in fiscal year 2000 was primarily due to increases in various professional fees (e.g. for the filing and defense of U.S. and foreign patents and trademarks), group insurance and development of the Company’s facilities, including technical equipment and a new laboratory. As a percentage of sales general and administrative expenses increased to 19.0% in fiscal year 2000 from 16.8% in fiscal year 1999.

     Research, Engineering, and Technical Support Expenses. The Company’s research, engineering, and technical support expenses increased by $9,203 or 1.6% to $587,434 in fiscal year 2000 from $578,231 in fiscal year 1999. As a result of the Company’s international research and development activities certain proprietary rights to new technology have been inured to the benefit of the Company. As a percentage of sales, research, engineering and technical support expenses decreased to 5.3% in fiscal year 2000 from 5.8% in fiscal year 1999 due to the increased level of net sales.

Operations of International Joint Ventures

Corporate Joint Ventures and European Holding Company. Corporate joint venture sales were as follows:

	2000	1999

Direct ownership interest	$23,913,708	$22,022,767
Indirect ownership interest (NTI ASEAN)	1,288,396	—

Total	$25,202,104	$22,022,767

     The Company received fees for technical and other support to the corporate joint ventures based on the revenues of the individual corporate joint ventures. The Company recognized fees for such support in the amounts of $2,749,578 and $2,459,697 for fiscal years 2000 and 1999, respectively. The increase in fees for technical and other support to corporate joint ventures was primarily due to the greater efficacy of the Company’s service to its corporate joint ventures, which provided for increased sales volume at certain of the Company’s corporate joint ventures.

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

     The Company’s investments in corporate joint ventures and the European holding company are accounted for using the equity method and resulted in income to the Company of $854,032 and $368,711 for fiscal years 2000 and 1999, respectively. Net income of the corporate joint ventures in fiscal year 2000 of $1,810,885 represents a 74.3% increase from fiscal year 1999.

Interest Income

     Interest Income. The Company’s interest income increased to $238,858 in fiscal year 2000 from $111,901 in fiscal year 1999 due partially to the interest received upon a full payment of a note from purchase of common stock.

Income Before Income Taxes

     Income Before Income Taxes. The comparison of the income before income taxes of the Company reveals an increase of $397,620 to $4,005,805 in fiscal year 2000, over the income before income taxes of $3,608,185 in fiscal year 1999, a net gain of 11.0% year to year.

Income Taxes

     Income Taxes. The Company’s effective income tax rates were 34.3% and 29.7% for fiscal years 2000 and 1999, respectively. The effective income tax rate for the Company in fiscal year 2000 was lower than the statutory rate, since the Company’s equity in income of its international corporate joint ventures and in the European holding company are recognized based on after tax earnings of these entities, resulting in foreign tax credits. Thus, to the extent the corporate joint ventures’and the foreign company’s undistributed earnings were distributed to the Company during fiscal years 2000 and 1999, such distributions did not result in material additional income tax liability after the application of foreign tax credits. The increase in the Company’s effective income tax rate in fiscal year 2000 is primarily due to the utilization of a net operating loss carry forward in fiscal year 1999, which was exhausted in that period.

Liquidity and Capital Resources

     At August 31, 2001, the Company’s working capital was $5,579,475 including $3,238,283 in cash and cash equivalents, with a current ratio of 11.8:1. At August 31, 2000, the Company’s working capital was $6,078,694 including $3,840,057 in cash and cash equivalents, with a current ratio of 7.3:1. To date, net cash provided from operations has been sufficient to meet liquidity requirements, capital expenditures, research and development cost, and expansion of operations of the Company’s international joint ventures. Cash flow from operations totaled $1,134,997, $2,620,833 and $1,983,425 for the fiscal years 2001, 2000, and 1999, respectively. The net cash flow from operations for fiscal years 2001, 2000, and 1999 resulted principally from net income and international joint venture dividends offset by a non-cash component of net income identified as equity in income of international corporate joint ventures and European holding company.

     Net cash used in investing activities totaled $474,766, $429,420 and $641,317 for fiscal years 2001, 2000, and 1999, respectively. The primary uses of cash for investing activities in fiscal years 2001 and 2000 were investments in international corporate joint ventures, and additions to property, and an increase in other assets. In fiscal year 2000, the Company’s expenditures of cash for investing activities were offset by payment of the note receivable from purchase of common stock. The primary use of cash in fiscal years 1999 were investments in international corporate joint ventures and additions to property. In fiscal years 1999 the Company’s expenditures of cash for investing activities were offset by payment of the note receivable from purchase of common stock.

     Net cash used in financing activities was $1,262,005, $1,101,565, and $792,389 for fiscal years 2001, 2000, and 1999, respectively. The primary uses of cash in financing activities resulted from the payment of dividends and the repurchase of common stock. The primary source of cash provided by financing activities was proceeds from the exercise of stock options.

     The Company and its subsidiaries have no long-term debt and no material lease commitments as of August 31, 2001, except for an office, manufacturing, laboratory and warehouse lease requiring monthly payments of $16,434, which can be adjusted annually according to the annual consumer price index through November 2014.

     The Company has no postretirement benefit plan and does not anticipate establishing any postretirement benefit program.

     Inflation in the U.S. historically has had little effect on the Company.

Euro Currency Issue

     On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their respective existing currencies and the Euro and to adopt the Euro as their common legal currency on that date (the “Euro Conversion”). Following the Euro Conversion, however, the previously existing currencies of the participating countries were scheduled to remain legal tender in the participating countries from January 1, 1999 to January 2002. During this transition period, public and private parties may pay for goods and services using either the Euro or the previously existing currencies. Beginning January 1, 2002, the participating countries will issue new Euro-denominated bills and coins for use in cash transactions. No later than July 1, 2002, the participating countries will withdraw all bills and coins denominated in the previously existing currencies making Euro Conversion complete.

     The Company, its international corporate joint ventures and the European holding company have been evaluating the potential impact the Euro Conversion to the Euro Currency may have on their results of operations, liquidity or financial condition. The Company has determined that expected costs for compliance would not be material to its results of operations, liquidity, financial condition or capital expenditures. However, significant noncompliance by the Company’s international corporate joint ventures, and their customers or suppliers could adversely impact the Company’s results of operations, liquidity or financial condition. Accordingly, until the Company completes its assessment of the Euro Conversion impact, there can be no assurance that the Euro Conversion will not have a material impact on the overall business operations of the Company.

Recently Issued Accounting Pronouncements

     In June 1998 the Financial Accounting Standards Board issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company adopted SFAS No. 133 in the first quarter of fiscal year 2001 which did not have a significant impact on the Company’s financial position or the results of its operations.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements.” SAB 101 summarizes certain of the SEC’s views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB 101B to defer the effective date of implementation of SAB 101 until the fourth quarter of fiscal year 2001. The implementation of SAB 101 did not have a material effect on our operations or financial position.

     In 2000, the Financial Accounting Standards Board issued Emerging Issues Task Force (EITF) 00-10, “Accounting for Shipping and Handling Costs”. EITF 00-10 requires all amounts billed to customers in a sales transaction related to shipping and handling to be classified as sales. The Company records costs related to shipping and handling in cost of goods sold. Prior period sales and cost of goods sold have been adjusted for this change, which had no effect on previously reported net income.

Item 7.  FINANCIAL STATEMENTS.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS The following items are included herein:

Financial Statements:	Page

Independent Auditors’ Report	17
Consolidated Balance Sheets as of August 31, 2001 and 2000	18
Consolidated Statements of Income for the years ended August 31, 2001, 2000 and 1999	19
Consolidated Statements of Stockholders’ Equity for the years ended August 31, 2001,
2000 and 1999	20
Consolidated Statements of Cash Flows for the years ended August 31, 2001, 2000
and 1999	21
Notes to Consolidated Financial Statements	22-32

16

INDEPENDENT AUDITORS’ REPORT

To the Stockholders and Board of Directors
Northern Technologies International Corporation
Lino Lakes, Minnesota

We have audited the accompanying consolidated balance sheets of Northern Technologies International Corporation and Subsidiaries (the Company) as of August 31, 2001 and 2000 and the related consolidated statements of income, stockholders’ equity, and cash flows for the years ended August 2001, 2000, and 1999. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Northern Technologies International Corporation and Subsidiaries at August 31, 2001 and 2000 and the results of their operations and their cash flows for the years ended August 31, 2001, 2000, and 1999 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
Minneapolis, Minnesota
November 9, 2001

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AUGUST 31, 2001 AND 2000
	2001	2000
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$ 3,238,283	$ 3,840,057
Receivables:
Trade excluding international corporate joint ventures, less allowance for
doubtful accounts of $25,000 and $30,000, respectively	864,319	1,149,558
Trade international corporate joint ventures	193,509	240,706
Technical and other services international corporate joint ventures	629,816	608,136
Income taxes	86,533	—
Inventories	913,911	929,661
Prepaid expenses and other	90,886	51,066
Deferred income taxes	80,000	220,000

Total current assets	6,097,257	7,039,184

PROPERTY AND EQUIPMENT, net	1,067,138	1,219,189

OTHER ASSETS:
Investments in international corporate joint ventures	3,923,883	3,602,692
Investment in European holding company	209,748	243,598
Deferred income taxes	380,000	310,000
Other	729,838	703,631

	5,243,469	4,859,921

	$ 12,407,864	$ 13,118,294

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$ 240,109	$ 221,236
Income taxes	—	313,806
Accrued liabilities:
Payroll and related benefits	80,811	224,445
Other	196,862	201,003

Total current liabilities	517,782	960,490

DEFERRED GROSS PROFIT	25,000	50,000

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value; authorized 10,000 shares; none issued
Common stock, $.02 par value per share; authorized 10,000,000 shares; issued
and outstanding 3,689,551 and 3,803,118 shares, respectively	73,791	76,062
Additional paid-in capital	4,318,682	4,532,550
Retained earnings	8,199,866	8,093,286
Accumulated other comprehensive loss (Note 1)	(727,257)	(594,094)

Total stockholders’ equity	11,865,082	12,107,804

	$ 12,407,864	$ 13,118,294

See notes to consolidated financial statements.

18

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME YEARS ENDED AUGUST 31, 2001, 2000 AND 1999
	2001	2000	1999

SALES ORIGINATING IN NORTH AMERICA	$ 9,269,719	$ 11,060,029	$ 9,894,702

COST OF GOODS SOLD	4,611,455	5,590,439	4,751,099

GROSS PROFIT	4,658,264	5,469,590	5,143,603
OPERATING EXPENSES:
Selling	1,446,891	1,308,615	1,490,857
General and administrative	2,088,690	2,097,991	1,664,936
Research, engineering, and technical support	648,129	587,434	578,231

	4,183,710	3,994,040	3,734,024

OPERATING INCOME	474,554	1,475,550	1,409,579

INTERNATIONAL CORPORATE JOINT VENTURES AND
EUROPEAN HOLDING COMPANY:
Equity in income of international corporate joint ventures and
European holding company	543,455	854,032	368,711
Fees for technical and other services provided to international
corporate joint ventures	2,527,795	2,749,578	2,459,697
Expenses incurred in support of international corporate joint
ventures	(1,667,463)	(1,312,213)	(741,703)
Expenses incurred in connection with international joint
ventures conference	(314,347)	—	—

	1,089,440	2,291,397	2,086,705

INTEREST INCOME	143,452	238,858	111,901

INCOME BEFORE INCOME TAXES	1,707,446	4,005,805	3,608,185

INCOME TAXES	555,000	1,375,000	1,070,000

NET INCOME	$ 1,152,446	$ 2,630,805	$ 2,538,185

NET INCOME PER SHARE:
Basic	$ .31	$ .68	$ .65

Diluted	$ .31	$ .68	$ .64

WEIGHTED AVERAGE COMMON SHARES ASSUMED
OUTSTANDING:
Basic	3,761,211	3,857,964	3,915,001

Diluted	3,763,363	3,869,075	3,956,977

See notes to consolidated financial statements. 19

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Notes and Related Interest Receivable from Purchase of Common	Total Common Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Stock	Equity

BALANCE AT AUGUST 31, 1998	3,847,452	$ 76,949	$ 4,477,167	$ 4,850,696	$(393,521)	$ (129,807)	$ 8,881,484

Repurchase of common stock	(80,989)	(1,620)	(186,275)	(326,227)	—	—	(514,122)
Issuance of common stock for
services provided	3,200	64	21,986	—	—	—	22,050
Stock options exercised	95,440	1,909	300,928	—	—	—	302,837
Dividends on common stock -
$.15 per share	—	—	—	(581,104)	—	—	(581,104)
Comprehensive earnings, 1999:
Foreign currency translation
adjustment	—	—	—	—	74,960	—	74,960
Net income	—	—	—	2,538,185	—	—	2,538,185

Comprehensive earnings 1999	—	—	—	—	—	—	2,613,145

BALANCE AT AUGUST 31, 1999	3,865,103	77,302	4,613,806	6,481,550	(318,561)	(129,807)	10,724,290

Repurchase of common stock	(74,874)	(1,498)	(149,748)	(400,137)	—	—	(551,383)
Stock options exercised	12,889	258	68,492	—	—	—	68,750
Payment received on note
receivable	—	—	—	—	—	129,807	129,807
Dividends on common stock -
$.16 per share	—	—	—	(618,932)	—	—	(618,932)
Comprehensive earnings, 2000:
Foreign currency translation
adjustment	—	—	—	—	(275,533)	—	(275,533)
Net income	—	—	—	2,630,805	—	—	2,630,805

Comprehensive earnings 2000	—	—	—	—	—	—	2,355,272

BALANCE AT AUGUST 31, 2000	3,803,118	76,062	4,532,550	8,093,286	(594,094)	—	12,107,804

Repurchase of common stock	(116,900)	(2,338)	(233,800)	(400,894)	—	—	(637,032)
Stock options exercised	3,333	67	19,932	—	—	—	19,999
Dividends on common stock -
$.17 per share	—	—	—	(644,972)	—	—	(644,972)
Comprehensive earnings, 2001:
Foreign currency translation
adjustment	—	—	—		(133,163)	—	(133,163)
Net income	—	—	—	1,152,446		—	1,152,446

Comprehensive earnings 2001	—	—	—	—	—	—	1,019,283

BALANCE AT AUGUST 31, 2001	3,689,551	$ 73,791	$ 4,318,682	$ 8,199,866	$(727,257)	$ —	$ 11,865,082

See notes to consolidated financial statements. 20

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS YEARS ENDED AUGUST 31, 2001, 2000 AND 1999

	2001	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 1,152,446	$ 2,630,805	$ 2,538,185
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	265,309	198,264	156,540
Impairment loss	150,000	—	50,941
Equity in income of international corporate joint ventures
and European holding company	(543,455)	(854,032)	(368,711)
Dividends received from international corporate
joint ventures	308,252	273,119	88,890
Deferred income taxes	70,000	(150,000)	(30,000)
Deferred gross profit	(25,000)	(10,000)	(60,000)
Common stock issued for services	—	—	22,050
Changes in assets and liabilities:
Receivables:
Trade receivables excluding international corporate joint
ventures	285,239	329,088	(602,281)
Trade receivables international corporate joint ventures	47,197	(14,816)	(59,827)
Technical and other services receivables international
corporate joint ventures	(21,680)	(134,583)	(121,389)
Income taxes	(86,533)	—	—
Inventories	15,750	83,864	(44,005)
Prepaid expenses and other	(39,820)	(14,058)	81,251
Accounts payable	18,873	71,908	(7,276)
Income taxes	(313,806)	6,618	240,772
Accrued liabilities	(147,775)	204,656	98,285

Total adjustments	(17,449)	(9,972)	(554,760)

Net cash provided by operating activities	1,134,997	2,620,833	1,983,425

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	(113,258)	(302,224)	(316,759)
Investments in international corporate joint ventures	(185,301)	(101,083)	(522,661)
(Increase) decrease in other assets	(176,207)	(155,920)	198,103
Payment on note receivable from purchase of
common stock	—	129,807	—

Net cash used in investing activities	(474,766)	(429,420)	(641,317)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(644,972)	(618,932)	(581,104)
Repurchase of common stock	(637,032)	(551,383)	(319,122)
Issuance of common stock	19,999	68,750	107,837

Net cash used in financing activities	(1,262,005)	(1,101,565)	(792,389)

NET (DECREASE) INCREASE IN CASH AND
CASH EQUIVALENTS	(601,774)	1,089,848	549,719

CASH AND CASH EQUIVALENTS AT BEGINNING
OF YEAR	3,840,057	2,750,209	2,200,490

CASH AND CASH EQUIVALENTS AT END OF YEAR	$ 3,238,283	$ 3,840,057	$ 2,750,209

See notes to consolidated financial statements. 21

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED AUGUST 31, 2001, 2000, AND 1999

1.	NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Business Operations – Northern Technologies International Corporation and Subsidiaries (the Company) are engaged in the development, manufacture, and marketing of proprietary material science based industrial packaging products and electronic sensing instruments.

Consolidation – The consolidated financial statements include the accounts of Northern Technologies International Corporation and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated.

Sales Originating in North America – The Company considers sales originating in North America to be all sales shipped from the Company’s facility located in Minnesota and Ohio. There are no sales from the international corporate joint ventures included in the amount because the Company’s investments in international corporate joint ventures are accounted for using the equity method.

Cash Equivalents – The Company considers investments with an original maturity of three months or less to be cash equivalents.

Inventories – Inventories are recorded at the lower of cost (first-in, first-out basis) or market.

Property and Depreciation – Property and equipment are stated at cost. Depreciation is computed using the straight-line method at rates based on the estimated service lives of the various assets as follows:

Buildings and improvements	5-20 years
Machinery and equipment	2-10 years

Investments in International Corporate Joint Ventures – Investments in international corporate joint ventures are accounted for using the equity method. Intercompany profits on inventories held by the international corporate joint ventures which were purchased from the Company have been eliminated based on the Company’s ownership percentage in each international corporate joint venture.

Investment in European Holding Company – Investment in European holding company is accounted for using the equity method.

Recoverability of Long-Lived Assets – The Company reviews its long-lived assets whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. The Company determines potential impairment by comparing the carrying value of the assets with expected net cash flows expected to be provided by operating activities of the business or related products. Should the sum of the expected future net cash flows be less than the carrying value, the Company would determine whether an impairment loss should be recognized. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the asset based on market value that is based on the discounted cash flows expected to be generated by the asset. As of August 31, 2001, the Company did not consider any of its assets impaired, except for $150,000 relating to the Company’s investment in a privately held entity.

Income Taxes – The Company utilizes the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. SFAS No. 109 requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Foreign Currency Translation (Accumulated other comprehensive loss) – The functional currency of the international corporate joint ventures and the foreign company is the applicable local currency. The translation of the applicable foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average monthly exchange rate. Translation gains or losses are reported as an element of other comprehensive income (loss).

Revenue Recognition – Revenue is recognized when transfer of title occurs. A portion of the gross profit on products shipped to the Company’s international corporate joint ventures is deferred until such products are sold by the international corporate joint ventures.

Shipping and Handling – For fiscal year 2001, the Company adopted Emerging Issues Task Force (EITF) 00-10, Accounting for Shipping and Handling Costs. EITF 00-10 requires all amounts billed to customers in a sales transaction related to shipping and handling to be classified as sales. The Company records costs related to shipping and handling in cost of goods sold. Prior period sales and cost of goods sold have been adjusted for this change, which had no effect on previously reported net income.

Research and Development – Research and development expenditures are expensed as incurred. Total research and development expenses were $648,129, $587,434 and $578,231 for the fiscal years ended August 31, 2001, 2000 and 1999, respectively.

Fees for Technical and Other Services Provided to International Corporate Joint Ventures – Fees for technical and other services to international corporate joint ventures are recognized at the time the service is provided.

Stock-Based Compensation – The Company has adopted SFAS No. 123, Accounting for Stock-Based Compensation. This statement defines a fair value-based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, the statement also allows an entity to continue to measure compensation cost for those plans using the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Under the fair value-based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic value-based method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company accounts for stock options grants and awards to employees in accordance with APB Opinion No. 25 and related interpretations.

Net Income Per Share – Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share assumes the exercise of stock options using the treasury stock method, if dilutive. Diluted net income per share is computed by dividing net income by the weighted average common and common equivalent shares outstanding. For the fiscal years ended August 31, 2001, 2000 and 1999, the assumed exercise of stock options increased the weighted average common and common equivalent shares outstanding by 2,152, 11,111 and 41,976 shares, respectively. Options to purchase 68,649, 15,489, and 29,041 shares of common stock as of August 31, 2001, 2000 and 1999, respectively, were not included in the computations of diluted net income per share because the options’exercise prices were greater than the average market price of the Company’s common stock during the respective periods.

Use of Estimates – The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America (generally accepted accounting principles) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value Disclosure of Financial Instruments – Cash and cash equivalents, receivables, and current liabilities are carried at amounts which reasonably approximate their fair value due to their short-term nature.

Reclassifications – Certain reclassifications have been made to the fiscal year 2000 and 1999 financial statements to conform to the presentation used in the fiscal year 2001 financial statements. The reclassifications had no effect on stockholders’equity or net income as previously reported.

Derivative Instruments and Hedging Activities – In fiscal year 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivatives, including those embedded in other contracts, be recognized as either assets or liabilities and that those financial instruments be measured at fair value. The accounting for changes in the fair value of derivatives depends on their intended use and designation. Management has reviewed the requirements of SFAS No. 133 and has determined that they have no freestanding or embedded derivatives. All contracts that contain provisions meeting the definition of a derivative also meet the requirements of, and have been designated as, normal purchases and sales. The Company’s policy is to not use freestanding derivatives and to not enter into contracts with terms that cannot be designated as normal purchases or sales.

2.	INVENTORIES

Inventories at August 31 consist of the following:

	2001	2000

Production materials	$ 396,793	$ 267,175
Work-in-process	27,071	23,947
Finished goods	490,047	638,539

	$ 913,911	$ 929,661

3.	PROPERTY AND EQUIPMENT

Property and equipment at August 31 consist of the following:

	2001	2000

Land	$ 246,097	$ 246,097
Buildings and improvements	1,165,542	1,180,938
Machinery and equipment	1,180,823	1,168,812

	2,592,462	2,595,847
Less accumulated depreciation	1,525,324	1,376,658

	$1,067,138	$1,219,189

4.	INVESTMENTS IN INTERNATIONAL CORPORATE JOINT VENTURES AND EUROPEAN HOLDING COMPANY

Joint Ventures – The Company participates in various international corporate joint ventures in countries outside the United States and in similar noncontractual arrangements in various other countries. The international joint ventures provide for the manufacturing, marketing, and distributing of material science based industrial packaging products. The Company also has a 50% ownership interest in NTI ASEAN, LLC for its joint venture investments in the ASEAN region, which does not encompass investments in corporate joint ventures in other Asian countries outside the ASEAN region, such as Japan or South Korea. An existing joint venture partner owns the remaining 50% ownership interest in NTI ASEAN, LLC. The Company has an ownership interest, either directly or indirectly, in international corporate joint ventures in the following countries:

Country	Date of Investment

Japan	1987
France	1990
Taiwan*	1990
Germany	1991
Singapore*	1991
Sweden	1991
Brazil	1993
Austria	1994
Russia	1994
South Korea	1994
Finland	1995
Italy	1996
United Kingdom	1997
Czech Republic	1997
Poland	1998
Thailand*	1998
China*	2000
India	2000
Malaysia*	2000

* Indirect ownership interest through NTI ASEAN, LLC.

Fees earned from the international corporate joint ventures under licenses and technical and other support agreements were $2,527,795, $2,749,578, and $2,459,697 for the fiscal years ended August 31, 2001, 2000 and 1999, respectively.

The Company incurred expenses associated with the performance of its services to its international corporate joint ventures of $1,667,463, $1,312,213, and $741,703 for the fiscal years ended August 31, 2001, 2000 and 1999, respectively. These expenses were incurred primarily in conjunction with the performance of the technical services to existing international corporate joint ventures, travel, and legal fees regarding the development of new joint ventures. In the fiscal year ended August 31, 2001, the Company incurred expenses of $314,347 relating to a joint venture conference held in India.

Composite financial information from the audited and unaudited financial statements of the Company’s international joint ventures carried on the equity basis is summarized as follows:

	August 31
	2001	2000

Current assets	$ 10,015,717	$ 10,465,397
Total assets	12,936,105	12,507,607
Current liabilities	4,610,403	4,759,056
Noncurrent liabilities	67,978	44,719
Joint ventures’ equity	8,257,724	7,703,832
Northern Technologies International Corporation’s
share of international corporate joint ventures’ equity	3,923,883	3,602,692

	Years Ended August 31
	2001	2000	1999

Sales*	$ 21,218,289	$ 23,913,708	$ 22,022,767
Gross profit	10,762,703	12,448,148	11,389,838
Net income	912,865	1,810,885	1,038,785
Northern Technologies International
Corporation’s share of equity in income
of international corporate joint ventures	530,348	857,687	369,325

* Excludes sales of NTI ASEAN, LLC’s individual joint ventures.

During fiscal year 1999 the Company purchased the local 50% ownership interests of two international corporate joint ventures the Company did not previously own for a total of $452,152. The Company did not consolidated the accounts of the two international corporate joint ventures in its financial statements due to the Company’s intention of reducing its ownership in fiscal year 2000. The Company sold its ownership interest over 50% in one of the international corporate joint ventures in fiscal year 2000. The Company sold a portion of its ownership interest over 50% in the other international corporate joint venture in fiscal year 2000 and did not have unilateral control of the latter international corporate joint venture’s operations.

European Holding Company – During the fiscal year 1997 the Company invested $254,639 for a 50% ownership interest in a European holding company. To date, the entity has been inactive and its assets as of August 31, 2001 and 2000 consist primarily of cash and cash equivalents. The Company’s share of equity in income of European holding company was $13,107 for the fiscal year ended August 31, 2001. The Company’s share of equity in loss of the European holding company was $3,655, and $614, for the fiscal years ended August 31, 2000 and 1999, respectively.

5.	STOCKHOLDERS’ EQUITY

During fiscal years 2001, 2000, and 1999, the Company acquired and retired 116,900, 74,874, and 80,989 shares of common stock for $637,032, $551,383, and $514,122, respectively.

During fiscal year 1999 the Company issued 3,200 shares of common stock in return for services provided. The value of the common stock issued, $22,050, was expensed and determined based on the market value of the Company’s common stock.

A note receivable of $129,807 (including accrued interest of $4,432) resulting from the exercise of warrants was presented as a reduction of stockholders’equity prior to fiscal year 2000. The note receivable had an interest rate of 11% and was due on demand. The increase in accrued interest receivable on the outstanding note receivable as of August 31, 1999 had been fully reserved for, due to the uncertainty as to when the interest would be paid. The note receivable and all interest were paid in full in fiscal year 2000.

During fiscal years 2000 and 1994 the Company’s Board of Directors and shareholders approved stock option plans (the Plans) providing for the granting of options to purchase 450,000 shares of common stock in total. Under the Plans, incentive stock options and nonqualified stock options could be granted to directors, officers, nonofficer employees, and others. The options have a term of five years and become exercisable ratably over a three- or four-year period beginning on the first annual anniversary date of the grant. Options are granted at prices equal to the market value of the stock on the date of grant.

A summary of the status of the Company’s stock options for the years ended August 31 is as follows:

	2001		2000		1999
	Shares	Wgtd Avg Exer Price	Shares	Wgtd Avg Exer Price	Shares	Wgtd Avg Exer Price

Outstanding at beginning of year	94,562	$6.57	80,796	$6.83	124,236	$4.24
Granted	14,000	6.39	47,655	6.89	52,000	6.31
Exercised	(3,333)	6.00	(12,889)	5.33	(95,440)	3.17
Canceled	(19,667)	6.45	(21,000)	9.02	—	—

Outstanding at end of year	85,562	$6.60	94,562	$6.57	80,796	$6.83

Options exercisable at year-end	40,796	$6.50	19,718	$6.07	17,751	$6.51

The following table summarizes information about stock options outstanding at August 31, 2001:

	Options Outstanding
		Weighted Average		Options Exercisable
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$5.00 - $7.00	83,987	2.71	$ 6.52	39,221	$ 6.33
$10.63	1,575	1.22	10.63	1,575	10.63

$5.00 - $10.63	85,562	2.68	$ 6.60	40,796	$ 6.50

If compensation cost for the Company’s Plan had been determined based on the fair value at the grant date for awards in the fiscal years ended August 31, consistent with the provisions of SFAS No. 123, the Company’s net income would have changed to the pro forma amounts indicated below:

	2001	2000	1999

Net income, as reported	$ 1,152,446	$ 2,630,805	$ 2,538,185
Net income, pro forma	1,088,384	2,558,094	2,488,042

Basic net income per common share, as reported	$ .31	$ .68	$ .65
Basic net income per common share, pro forma	.29	.66	.64

Diluted net income per share, as reported	.31	.68	.64
Diluted net income per share, pro forma	.29	.66	.63

The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions and results for the grants:

	2001		2000		1999

Dividend yield	2.0%		2.0%		2.0%
Expected volatility	45.9%		46.6%		48.2%
Expected life of option	5 year	s	5 year	s	5 year	s
Average risk-free interest rate	5.67%		5.79%		4.71%
Average fair value of options on grant date	$ 2.59		$ 2.84		$ 2.57

6.	SEGMENT INFORMATION

The Company is engaged in the development, manufacture, and marketing of proprietary materials science based industrial packaging products and electronic sensing instruments. Further disclosure regarding the two businesses is not presented, as management uses the consolidated information to allocate resources and evaluate performance.

Sales by geographic location as a percentage of total sales were as follows:

	2001	2000	1999

U.S.A. to unaffiliated customers	72%	74%	75%
Outside the U.S.A. to:
International corporate joint ventures in which the
Company is a shareholder directly
and indirectly	7	6	6
Unaffiliated customers	21	20	19

	100%	100%	100%

One customer accounted for approximately 10% and 14% of net sales for the fiscal years ended August 31, 2001 and 2000, respectively. No single customer accounted for more than 10% of net sales for the fiscal year ended August 31, 1999.

7.	RETIREMENT PLAN

The Company has a 401(k) employee savings plan. Employees who meet certain age and service requirements may elect to contribute up to 7% of their salaries. The Company contributes the lesser of 50% of the participant’s contributions or 3 1/2% of the employee’s salary. The Company recognized expense for the savings plan of $42,000, $37,000, and $39,000 for the fiscal years ended August 31, 2001, 2000 and 1999, respectively.

8.	RELATED-PARTY TRANSACTIONS

The Company paid reimbursement for travel and related expenses of $249,000, $378,000, and $419,500 for the fiscal years ended August 31, 2001, 2000, and 1999, respectively, to a financial and management consulting firm of which the Company’s Co-Chief Executive Officer and Chairman of the Board and the Company’s other Co-Chief Executive Officer and President are officers and directors. The management consulting firm earned commissions of approximately $52,544, $42,590, and $45,484 for the fiscal years ended August 31, 2001, 2000, and 1999, respectively, on the net proceeds of sales of the Company’s product. In addition, the Company has paid all insurance premiums related to all policies that insure the related parties of which the Company’s Co-Chief Executive Officer and Chairman of the Board and the Company’s other Co-Chief Executive Officer and President are officers and directors.

9.	INCOME TAXES

The provisions for income taxes for the fiscal years ended August 31 consist of the following:

	2001	2000	1999
Current:
Federal	$ 445,000	$ 1,395,000	$ 990,000
State	40,000	130,000	110,000

	485,000	1,525,000	1,100,000
Deferred:
Federal	60,000	(140,000)	(5,000)
State	10,000	(10,000)	(25,000)

	70,000	(150,000)	(30,000)

	$ 555,000	$ 1,375,000	$ 1,070,000

Reconciliations of the expected federal income tax at the statutory rate with the provisions for income taxes for the three fiscal years ended August 31 are as follows:

	2001	2000	1999

Tax computed at statutory rates	$ 600,000	$ 1,400,000	$ 1,263,000
State income tax, net of federal benefit	30,000	100,000	71,000
Equity in income of international joint ventures	(185,000)	(290,000)	(125,000)
Change in valuation allowance	—	—	(162,000)
Other	110,000	165,000	23,000

	$ 555,000	$ 1,375,000	$ 1,070,000

The Company has not recognized a deferred tax liability relating to investments in international corporate joint ventures and European holding company that are essentially permanent in duration of $1,148,000 and $1,020,000 at August 31, 2001 and 2000, respectively. If some or all of the undistributed earnings of the international corporate joint ventures and European holding company are remitted to the Company in the future, income taxes, if any, after the application of foreign tax credits will be provided at that time.

The tax effect of the temporary differences and tax carryforwards comprising the net deferred taxes shown on the balance sheets at August 31 are as follows:

	2001	2000
Current:
Allowance for doubtful accounts	$ 10,000	$ 10,000
Inventory costs	45,000	35,000
Prepaid expenses and other	(10,000)	90,000
Accrued expenses	25,000	65,000
Deferred gross profit	10,000	20,000

Total current	$ 80,000	$220,000

Noncurrent:
Excess of book over tax depreciation	$ 90,000	$ 80,000
Expenses incurred to support international joint ventures	290,000	230,000

Total noncurrent	$ 380,000	$310,000

10.	COMMITMENTS AND CONTINGENCIES

A subsidiary of the Company acquired a one-third ownership in an Ohio limited liability company (the LLC). The LLC owns and operates a rental property located in Beachwood, Ohio, acquired at a cost of $2,205,000 in fiscal year 2000. The Company has guaranteed up to $339,235 of the LLC’s $2,035,000 mortgage obligation. The Company’s subsidiary has entered into a 15-year lease agreement for 16,826 square feet of office, manufacturing, laboratory, and warehouse space requiring monthly payments of $16,434, which can be adjusted annually according to the annual consumer price index through November 2014. Total rent expense under the lease was approximately $160,000 and $110,000 for the years ended August 31, 2001 and 2000, respectively. By its ownership in the LLC, the Company’s subsidiary is entitled to one-third of the LLC’s operating results. The rental property is now fully leased.

The Company is involved in various legal actions arising in the normal course of business. Management is of the opinion that any judgment or settlement resulting from pending or threatened litigation would not have a material adverse effect on the financial position or results of operations of the Company.

11.	STATEMENTS OF CASH FLOWS

Supplemental disclosures of cash flow information for the three fiscal years ended August 31 consist of:

	2001	2000	1999

Cash paid during the year for income taxes	$ 740,551	$ 1,361,000	$733,047
(Decrease) increase in the Company’s investment in
international corporate joint ventures and accumulated
other comprehensive income (loss) due to changes in
exchange rates	(133,163)	(275,533)	74,960
Issuance of common stock in exchange for services	—	—	22,050
Exercise of stock options with outstanding common stock	—	—	195,000

12.	QUARTERLY INFORMATION (UNAUDITED)

	Quarter Ended
	November 30	February 28	May 31	August 31

Fiscal year 2001:
Net sales	$2,505,707	$2,090,355	$2,376,424	$2,297,233
Gross profit	1,211,902	1,028,857	1,248,971	1,168,534
Income before income taxes	654,526	243,120	506,414	303,386
Income taxes	200,000	100,000	170,000	85,000
Net income	454,526	143,120	336,414	218,386

Net income per share:
Basic	$ 0.12	$ 0.04	$ 0.09	$ 0.06
Diluted	0.12	0.04	0.09	0.06

Weighted average common shares
assumed outstanding:
Basic	3,796,715	3,787,831	3,742,269	3,719,529
Diluted	3,804,058	3,788,434	3,742,356	3,719,566

	Quarter Ended
	November 30	February 29	May 31	August 31
Fiscal year 2000:
Net sales	$2,839,334	$2,703,297	$2,819,592	$2,697,806
Gross profit	1,483,344	1,345,997	1,467,029	1,173,220
Income before income taxes	963,791	694,199	1,122,746	1,225,069
Income taxes	290,000	220,000	360,000	505,000
Net income	673,791	474,199	762,746	720,069

Net income per share:
Basic	$ .17	$ .12	$ .20	$ 0.19
Diluted	.17	.12	.20	0.19

Weighted average common shares
assumed outstanding:
Basic	3,867,379	3,870,127	3,865,524	3,829,061
Diluted	3,870,919	3,890,481	3,874,605	3,841,818

During the fourth quarter of fiscal year 2001, the Company recorded an impairment loss of $150,000 relating to the Company’s investment in a privately held company.

During the fourth quarter of fiscal year 2000, the Company adjusted the carrying value of inventory as a result of a complete annual physical count and valuation. This annual counting and pricing was more comprehensive than that which had been conducted on an interim basis. As a result, the increased cost of sales by approximately $300,000 in the fourth quarter of fiscal year 2000. It is not practicable to determine the periods of the fiscal year to which this adjustment relates.

Item 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

PART III

Item 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

A. Directors of the Registrant

The following table sets forth certain information as of November 9, 2001, which has been furnished to the Company by the directors named below.

Name	Age	Principal Occupation	Director Since
Philip M. Lynch	65	Co-Chief Executive Officer and Chairman of the Board of the Company and Executive Vice President of Inter Alia Holding Company	1979

Dr. Donald A. Kubik	61	Vice Chairman and Chief Technology Officer of the Company	1995

Richard G. Lareau	73	Partner of Oppenheimer Wolff & Donnelly LLP	1980

Prof. Milan R. Vukcevich	64	Chief Scientist Research and Development of Bicron Saint-Gobain Industrial Ceramics	1995

Haruhiko Rikuta	36	Corporate Officer of Taiyonic Limited and President of NTI ASEAN, LLC	1997

Mrs. Ursula Kiel-Dixon	48	Director, Head of Corporate Department Foreign Organization of ThyssenKrupp A.G	2001

Prof. Aradhna Krishna	40	Professor of Marketing, University of Michigan Business School	2001

Mark J. Stone	43	President, Petrus International, Inc.	2001

Stephan C. Taylor	54	President and Co-founder of Taylor Packaging and Manager of Zerust (U.K.) Ltd.	2001

     Mr. Lynch has been Executive Vice President of Inter Alia Holding Company, a financial and management consulting firm, for more than five years. Mr. Lynch is also a member of the Board of Directors of Fosbel S.A., Headquartered in Brussels, Belgium (operating in North America, South America, Asia and in 17 Western and three Eastern European countries). Fosbel S.A. is itself a joint venture between Glaverbel S.A., (Bruxelles), a leading Belgian glass manufacturing company and an affiliate of Asahi Glass Co., Ltd., and Cinven Limited, an English Financial Institution.

     Dr. Kubik has been employed by the Company since 1978, was named Vice Chairman in September 1999. Dr Kubik served as Vice President of the Company from 1979 to September 1999, and was Treasurer of the Company from 1998 to September 1999. Dr. Kubik was appointed Vice Chairman in September 1999, and is a member of the Executive Committee, which served as Co-Chief Executive Officer of the Company from September 1999 to May 2000. During his employment as Chief Technology Officer with the Company, Dr. Kubik has been responsible for developing the patent that led to the Company’s introduction of protective plastic film and paper products incorporating volatile corrosion inhibitors. Prior to joining the Company, Dr. Kubik held a research and development position with 3M Company.

     Mr. Lareau has been a partner at the law firm of Oppenheimer Wolff & Donnelly LLP for more than five years. Mr. Lareau also serves as a trustee of Mesabi Trust, a New York Stock Exchange listed royalty trust.

     Prof. Vukcevich is a professor of Material Sciences at the University of Arizona. He is recently retired from his position as Chief Scientist Research and Development of Bicron Saint-Gobain Industrial Ceramics. GE Lighting employed Prof. Vukcevich from 1973 to 1995, holding various positions including Chief Scientist, Manager of Metallurgical Engineering and Coordinator of International Research and Development in Materials Science.

     Mr. Rikuta, a citizen of Japan, has been president of Taiyo Petroleum Gas Co. Ltd. since July 2001. Prior to that he was the manager of the ZERUST Department, from February 1993 to 2001. From August 1991 to January 1993, Mr. Rikuta served as a Sales Representative of the Company. Mr. Rikuta received a B.A. degree in Economics from Seijo University in Tokyo, Japan in March 1989. In May 1991, Mr. Rikuta received a B.A. degree in International Relations from the University of Wisconsin in Milwaukee, Wisconsin.

     Mrs. Ursula Kiel-Dixon, a German citizen, has been Director, Head of Corporate Department Foreign Organization with ThyssenKrupp A.G., Germany since November 1999. Previously, Mrs. Kiel-Dixon served as Head of Department, Sales and M&A Strategy with Krupp Thyssen Stainless GmbH, Germany, from October 1997 until October 1999, and as Director, Marketing for Krupp Thyssen Nirosta GmbH, from April 1997 to September 1997. From 1991 to 1997 Mrs. Kiel-Dixon was Deputy Head of Controlling Department with Fried. Krupp A.G. Hoesch-Krupp. Mrs. Kiel-Dixon holds an M.A. in Economics from SUNY at Stony Brook, NY.

     Prof. Aradhna Krishna has been Professor of Marketing at University of Michigan Business School since 2000 and Associate Professor of Marketing at the same institution from 1998 until 2000. Prof. Aradhna Krishna was an Associate Professor of Marketing at Columbia University from 1993 to 1998. She is serving on the Editorial Board of Journal of Marketing Research and Marketing Letters and has been consultant on project sponsored among others by Nielsen, Benetton and Sun Services. Prof. Krishna holds a Ph. D. in Marketing from Graduate School of Business at New York University.

     Mr. Mark J. Stone has been President of Petrus International, Inc. since 1992. Mr. Stone was Director, Marketing & Business Development of Toray Marketing & Sales (America) Inc. from 1986 to 1992. Mr. Stone also served as a director of Aqua Design Inc from 1988–1996. Mr. Stone holds an A.B. from Harvard University.

     Mr. Stephen C. Taylor, a citizen of the U.K., has been managing Taylor Packaging, and Zerust U.K. Ltd., the Company’s joint venture in the U.K. In 1973 Mr. Taylor founded together with his father Taylor Packaging and has assumed various managerial positions since. Mr. Taylor graduated in Education from Bede College, University of Durham, England.

B. Executive Officers of the Registrant

     The executive officers of the Company, their ages and the offices held, as of November 9, 2001, are as follows:

Name	Age	Position in the Company

Philip M. Lynch	65	Chairman of the Board and Co-Chief Executive Officer*

G. Patrick Lynch	34	President and Co-Chief Executive Officer*

Dr. Donald A. Kubik	61	Vice Chairman, Chief Technology Officer*

Matthew C. Wolsfeld	27	Chief Financial Officer*

Elsie F. Gilles	60	Treasurer

Irina V. Roytman	36	Vice President and Coordinator for Eastern Europe

Tiffany M. Swann	33	Corporate Secretary

Prof. Efim Ya. Lyublinski	64	Vice President and Director of Field Technical Support and Applications Engineering

     *Members of the Executive Committee

     Mr. Philip M. Lynch has been Executive Vice President of Inter Alia Holding Company for more than five years. Mr. Lynch is the father of Mr. G. Patrick Lynch. Refer to “Directors of the Registrant” for a more detailed discussion.

     Mr. G. Patrick Lynch, an employee of the Company since 1995, has been President and Co-Chief Executive Officer since May 2000. Mr. G. Patrick Lynch was Vice President of Strategic Planning, Corporate Secretary and a member of the Executive Committee, which served as Co-Chief Executive Officer from September 1999 to May 2000. Mr. G. Patrick Lynch is also an officer and director of Inter Alia Holding Company. Prior to joining the Company, Mr. G. Patrick Lynch held positions in sales management for Fuji Electric Co., Ltd. in Tokyo, Japan, and programming project management for BMW AG in Munich, Germany. Mr. G. Patrick Lynch received an M.B.A. degree from the University of Michigan Business School in Ann Arbor, Michigan. Mr. G. Patrick Lynch is the son of Mr. Philip M. Lynch.

     Dr. Donald A. Kubik has been employed by the Company since 1978. Refer to “Directors of the Registrant” for a more detailed discussion.

     Mr. Matthew C. Wolsfeld, an employee of the company since February 2001, has been appointed Chief Financial Officer as of November 9, 2001. Mr. Matthew Wolsfeld was Controller of the Company from May 2001 through November 2001. Prior to joining the Company, Mr. Matthew C. Wolsfeld held an auditing position with PricewaterhouseCoopers LLP in Minneapolis, Minnesota. Mr. Matthew C. Wolsfeld received a B.A. degree in Accounting from the University of Notre Dame and is currently obtaining his M.B.A. degree at the University of Minnesota, Carlson School of Business. Mr. Matthew C. Wolsfeld is a Certified Public Accountant.

     Ms. Elsie F. Gilles has been employed by the Company since 1985, serving in a variety of capacities in the areas of accounting and personnel. Ms. Gilles has been the Treasurer of the Company since November 20, 2000.

     Ms. Irina V. Roytman has been employed by the Company since September 1994 serving in a variety of capacities in the area of international business development. She has been Vice President and Coordinator for Eastern Europe since July 2000. Ms. Roytman holds BS in engineering from the Technical University of St. Petersburg.

     Ms. Tiffany Swann has been employed by the Northern Instruments Corporation LLC, the Company’s subsidiary in Ohio as Vice President, Marketing since April 1999 and has been Corporate Secretary of the Company since November 2000. From February 1995 until April 1999 she was employed in the furniture industry by the Mitchell Gold Company as a Field Account Manager. Ms. Swann received a BFA from the University of North Carolina.

     Prof. Efim Ya. Lyublinski has been employed by the Company since March 2000 in the position of Vice President and Director of Field Technical Support and Applications Engineering. Prof. Lyublinski is a Member of the Russian Academy of Natural Sciences. From 1984 to 1999 Prof. Lyublinski was Head of Laboratory of Complex Methods of Corrosion Protection at the Central Research Institute of Structural Materials (“Prometey”), St. Petersburg. Prof Lyublinski also held a Senior Consulting Position with Osmos Technology, Boston, Massachusssetts from 1995 to 1999. Prof. Lyublinski holds 14 patents, 64 inventions and has authored 8 books, 6 booklets, 140 articles and 75 contributions to various conferences in the areas of materials science and corrosion.

C. Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers and all persons who beneficially own more than 10% of the outstanding shares of the Company’s Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the Company’s Common Stock. Executive officers, directors and greater than 10% beneficial owners are also required to furnish the Company with copies of all Section 16(a) forms they file. To the Company’s knowledge, based upon a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended August 31, 2001, none of the Company’s directors or officers or beneficial owners of greater than 10% of the Company’s Common Stock failed to file on a timely basis the forms required by Section 16 of the Exchange Act.

Item 10.  EXECUTIVE COMPENSATION.

A. Compensation of Directors

     Directors Fees. Each person who was a non-employee director received an annual retainer of $10,000 in fiscal 2001 for services rendered as a director of the Company. Each non-employee director of the Company further received $1,000 for each Board meeting and Strategic Planning meeting and $500 for each Committee (e.g. Audit and Compensation) meeting attended. The Chairman of the Board does not receive any Board or committee meeting fee. The Company pays the premium on a group insurance policy for the Chairman of the Board.

     Automatic Option Grants to Non-Employee Directors. Pursuant to the Company’s 1994 and 2000 Stock Incentive Plan (the “Plan”), each non-employee director of the Company is automatically granted a non-qualified option to purchase 2,000 shares of Common Stock (a “Director Option”) on the first day of each fiscal year in respect of their past year’s services as a non-employee director of the Company. Non-employee directors who are elected or appointed to the Board following the first day of the Company’s fiscal year receive pro-rata portion of 2,000 shares of Common Stock calculated by dividing the number of months remaining in the fiscal year at the time of election or appointment divided by twelve, which options are granted at the end of the relevant fiscal year.

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

     On February 9, 2001, Messrs. Keil-Dixon, Krishna, Taylor, and Stone each received a Director Option to purchase 1,000 shares of Common Stock at an exercise price of $5.50 per share.

     On November 9, 2001, the Board of Directors approved the automatic option grants as of September 1, 2001 to Messrs. Lareau, Lynch, Rikuta, Vukcevich, Kiel-Dixon, Krishna, Stone, and Taylor each received a Director Option to purchase 2,000 shares of Common Stock at an exercise price of $5.00.

B.   Summary of Cash and Certain Other Compensation Paid to Executive Officers

     The following table provides summary information concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of the Company’s Co-Chief Executive Officers and the most highly compensated executive officers of the Company whose cash and non-cash salary and bonus exceeded $100,000 in the fiscal year ended August 31, 2001 (the “Named Executive Officers”).

Summary Compensation Table

		Annual Compensation		Long-Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Securities Underlying Options (#)	All Other Compensation ($)(2)

Philip M. Lynch (4)	2001	$ 0	$ 0	0	0	(3)
Chairman of the Board and Co-Chief	2000	0	0	0	0	(3)
Executive Officer	1999	0	0	0	0	(3)

Donald A. Kubik (4)	2001	200,000	20,000	0	5,250
Vice Chairman	2000	200,000	0	0	5,000
	1999	200,000	0	8,000	4,667

G. Patrick Lynch (4)	2001	103,054	20,000	0	3,606	(3)
President and Co-Chief	2000	95,000	0	3,000	3,325	(3)
Executive Officer	1999	45,416	0	0	1,571	(3)

(1)	On November 17, 2000 the Board of Directors approved bonuses to be paid in fiscal year 2001 related for the services performed in the fiscal year 2000 for Mr. Kubik and G. Lynch in the amount of $20,000 each, for which an accrual was made in the fiscal year 2000.

(2)	Compensation hereunder consists of contributions to the 401(k) plans of the Named Executive Officers.

(3)	Does not include any commissions payable to Inter Alia Holding Company, an entity of which Mr. Philip Lynch and Mr. G. Patrick Lynch are officers and directors, under a certain Manufacturer’s Representative Agreement. See “Item 12 – Certain Relationships and Related Party Transactions.”

(4)	Denotes the individual as a member of the Executive Committee.

38

C.   Option Grants and Exercises.

     There were no options granted for the year ended August 31, 2001 as to individual grants of options to purchase shares of the Common Stock to any executive officers of the Company.

Aggregated Option Exercises in Fiscal 2001 and
Fiscal 2001 Year-End Option Values

			Number of Unexercised Options at August 31, 2001		Value of Unexercised In-the-Money Options
			(#)		at August 31, 2001 (1) ($)
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Philip M. Lynch	0	0	1,334	2,666	0	0
Donald A. Kubik	2,667	1,334	0	2,667	0	0
G. Patrick Lynch	0	0	1,000	2,000	0	0

(1)	Value is calculated as the excess of the fair market value of the Common Stock on August 31, 2001 over the exercise price of the options. On August 31, 2001, the fair market value of the Common Stock was $5.00 per share.

39

Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information regarding the beneficial ownership of the Common Stock of the Company as of November 9, 2001, unless other noted, (a) by each stockholder who is known by the Company to own beneficially more than 5% of the outstanding Common Stock, (b) by each director, (c) by each Named Executive Officer, and (d) by all executive officers and directors of the Company as a group.

	Shares of Common Stock Beneficially Owned (1)
Name	Amount		Percent of Class (2)

Inter Alia Holding Company	911,668	(3)	24.7%
Elsie F. Gilles	5,200	(4)	*
Dr. Donald A. Kubik	111,341	(5)	3.0
Richard G. Lareau	30,011	(6)	*
Philip M. Lynch	2,668	(7)	*
Haruhiko Rikuta	20,910	(8)	*
Prof. Milan R. Vukcevich	7,265	(9)	*
G. Patrick Lynch	3,700	(10)	*
Irina Roytman	2,650	(11)	*
Tiffany Swann	667	(12)	*
Mark Stone	10,000	(13)	*

Directors and executive officers
as a group (11 persons)	1,100,149	(14)	28.0

*	Less than 1%.

(1)	Shares not outstanding but deemed beneficially owned by virtue of the right of a person or member of a group to acquire them within 60 days are treated as outstanding only when determining the amount and percent owned by such person or group. Unless otherwise noted, all of the shares owned or held by individuals or entities possessing sole voting and investment power with respect to such shares.

(2)	Based on 3,689,551 shares of Common Stock outstanding as of November 9, 2001.

(3)	Includes 911,668 shares held of record by Inter Alia Holding Company, a financial and management consulting firm of which Mr. Philip M. Lynch, the Chairman of the Board of Directors and the Co-Chief Executive Officer of the Company, and Mr. G. Patrick Lynch, President and the Co-Chief Executive Officer of the Company are officers and directors.

(4)	Includes 2,000 shares of Common Stock, which may be acquired within 60 days pursuant to the exercise of options.

(5)	Includes 2,667 shares of Common Stock, which may be acquired within 60 days pursuant to the exercise of options.

(6)	Includes 3,334 shares of Common Stock, which may be acquired within 60 days pursuant to the exercise of options.

40

(7)	Does not include 911,668 shares held of record or beneficially owned by Inter Alia Holding Company, of which Mr. Philip M. Lynch is an officer and director. Includes 1,334 shares of Common Stock, which may be acquired within 60 days pursuant to the exercise of options.

(8)	Includes 2,001 shares of Common Stock, which may be acquired within 60 days pursuant to the exercise of options.

(9)	Includes 657 shares held jointly with his wife Michelle Vukcevich, and includes 2,001 shares of Common Stock, which may be acquired within 60 days pursuant to the exercise of options.

(10)	Includes 2,000 shares of Common Stock, which may be acquired within 60 days pursuant to the exercise of options. Does not include 911,688 shares held of record or beneficially owned by Inter Alia Holding Company, of which Mr. G. Patrick Lynch is an officer and director.

(11)	Includes 350 shares held jointly with her husband Alexander Roytman, and includes 2,000 shares of Common Stock, which may be acquired within 60 days pursuant to the exercise of options.

(12)	Includes 667 shares of Common Stock, which may be acquired within 60 days pursuant to the exercise of options.

(13)	Includes 10,000 shares held jointly with his wife Margery Stone.

(14)	Includes (i) 911,668 shares held of record by Inter Alia Holding Company, a financial and management consulting firm of which Mr. Philip M. Lynch, the Chairman of the Board of Directors and the Co-Chief Executive Officer of the Company, and Mr. G. Patrick Lynch, President and the Co-Chief Executive Officer of the Company are officers and directors, and (ii) options to purchase 9,666 shares which are held by officers and directors of the Company which are exercisable within 60 days.

41

Item 12.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

     On October 1, 1976, the Company entered into a Manufacturer’s Representative Agreement with The Saxxon Organization, Incorporated (the “Agreement”). The Agreement has no expiration date and may be terminated by either party upon 60 days written notice. Effective January 9, 1980, the Agreement was assigned to Inter Alia Holding Company, a financial and management consulting firm of which Philip M. Lynch, the Chairman of the Board of Directors of the Company, is an officer and director. Under the Agreement, Inter Alia Holding Company (or the “Representative”) is entitled to commissions from the Company on the net proceeds of sales of the Company’s product generated by Inter Alia Holding Company. The Representative acts as an independent manufacturer’s representative of the Company. It has a non-exclusive worldwide right to offer for sale and solicit orders for the Company’s products in accordance with prices determined by the Company. The Representative is responsible for all of its own operating expenses with no entitlement for reimbursement from the Company for this activity. The Representative has not affected any sales within the United States. The Representative has developed sales outside the United States, which resulted in commissions of approximately $52,544, $42,590, and $45,484, for the fiscal years ended August 31, 2001, 2000 and 1999, respectively. In light of the Company’s own domestic sales effort and its distributor network within the United States, the Company does not anticipate the Representative developing any sales within the United States. Additionally, the Company’s expanding international joint venture program may also limit opportunities abroad for the Representative. Thus, the Company does not anticipate that the Representative will develop any significant sales volume for the Company in the future.

     On August 31, 1984, Inter Alia Holding Company purchased 119,083 shares of the Common Stock and paid therefore by signing a promissory note. The promissory note (the “Note”) had a face value of $125,375 and bore interest at 11% per year. The Note was originally due on December 31, 1992, subsequently adjusted to a demand note. The balance of the Note, including accrued interest of $132,826, amounted to $258,201 as of August 31, 2000 and was paid on the same day.

     The Company paid reimbursement for travel and related Company expenses of $249,000, $378,000, and $419,500 for the year ended August 31, 2001, 2000 and 1999, respectively, to Inter Alia Holding Company of which the Company’s Co-Chief Executive Officer and Chairman of the Board is and officer and director. Such reimbursements of travel and related expenses were not related to the functions of Inter Alia Holding Company as representative, but rather were paid in respect of the conduct of business for and on behalf of the Company. `Mr. G. Patrick Lynch, President and Co-Chief Executive Officer of the Company is also an officer and director of Inter Alia Holding Company.

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits

     Reference is made to the Exhibit Index hereinafter contained, at page 45 of this Report.

     A copy of any exhibits listed or referred to herein will be furnished at a reasonable cost to any person who is a stockholder upon receipt from any such person of a written request for any such exhibit. Such request should be sent to: Mr. Matthew Wolsfeld, 6680 N. Highway 49, Lino Lakes, Minnesota 55014 Attn: Stockholder Information.

     The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-KSB pursuant to Item 13(a):

A.	Form of Incentive Stock Option Agreement for 1994 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 1993).

B.	Form of Non-Qualified Stock Option Agreement for 1994 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 1993).

C.	1994 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-KSB for the year ended August 31, 1993).

D.	2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-KSB for the year ended August 31, 2000).

E.	Form of Incentive for Stock Option Agreement for 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-KSB for the year ended August 31, 2000).

F.	Form of Non-Qualified Stock Option Agreement for 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-KSB for the year ended August 31, 2000).

(b)   Reports on Form 8-K

The Company did not file any Current Reports on Form 8-K during the fourth quarter of fiscal 2001. 43

SIGNATURES

     Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

Dated: November 9, 2001	By:	/s/ Philip M. Lynch Philip M. Lynch Chairman and Co-Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant on November 9, 2001 in the capacities indicated.

Name	Title

/s/ Philip M. Lynch Philip M. Lynch	Co-Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)

/s/ G. Patrick Lynch G. Patrick Lynch	President and Co-Chief Executive Officer (principal executive officer)

/s/ Matthew C. Wolsfeld, CPA Matthew C. Wolsfeld, CPA	Chief Financial Officer (principal financial officer and principal accounting officer)

/s/ Donald A. Kubik, Ph.D. Donald A. Kubik, Ph.D.	Chief Technology Officer and Vice Chairman of the Board of Directors; Director

/s/ Richard G. Lareau Richard G. Lareau	Director

/s/ Milan R. Vukcevich, Ph.D. Milan R. Vukcevich, Ph.D.	Director

/s/ Haruhiko Rikuta Haruhiko Rikuta	Director

/s/ Prof. Aradhna Krishna Prof. Aradhna Krishna	Director

/s/ Mark J. Stone Mark J. Stone	Director

/s/ Stephan C. Taylor Stephan C. Taylor	Director

44

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED AUGUST 31, 2001

Item No.	Item	Method of Filing

3.1	Certificate of Incorporation	Incorporated by reference to Exhibit 3.1 contained in the Registration Statement on Form 10 (File No. 0-19331).

3.2	Bylaws	Incorporated by reference to Exhibit 3.2 contained in the Registration Statement on Form 10 (File No. 0-19331).

10.1	Form of Incentive Stock Option Agreement for 1994 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 1993.

10.2	Form of Non-Qualified Stock Option Agreement for 1994 Stock Incentive Plan	Incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 1993.

10.3	1994 Stock Incentive Plan	Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-KSB for the year ended August 31, 1993.

10.4	2000 Stock Incentive Plan	Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-KSB for the year ended August 31, 2000.

10.5	Form of Incentive Stock Option Agreement for 2000 Stock Incentive Plan	Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-KSB for the year ended August 31, 2000.

10.6	Form of Non-Qualified Stock Option Agreement for 2000 Stock Incentive Plan	Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-KSB for the year ended August 31, 2000.

21.1	Subsidiaries of the Registrant	Filed herewith electronically.

23.1	Independent Auditors’ Consent	Filed herewith electronically.

45