Form 10QSB
period 2001-11-30
NORTHERN TECHNOLOGIES INTERNATIONAL CORP
filed 2002-01-14
CIK 875582

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-QSB Quarterly Report Pursuant to Section 13 or 15 (d) of The Securities Exchange Act of 1934

For the Quarterly Period Ended: November 30, 2001	Commission File Number 1-11038

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION (Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	41-0857886 (I.R.S. Employer Identification Number)

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

YES X	NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of December 31, 2001

Common Stock, $.02 par value	3,669,551

“This document consists of 11 pages. No exhibits are being filed.”

PART I — FINANCIAL INFORMATION ITEM 1 — FINANCIAL STATEMENTS

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

	November 30, 2001	August 31, 2001
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$ 3,135,811	$ 3,238,283
Receivables:
Trade excluding international corporate joint ventures, less allowance
for doubtful accounts of $25,000 and $30,000, respectively	920,727	864,319
Trade international corporate joint ventures	196,066	193,509
Technical and other services international corporate joint ventures	569,160	629,816
Income taxes	—	86,533
Inventories	929,942	913,911
Prepaid expenses and other	220,804	90,886
Advance to related party	200,000	—
Deferred income taxes	80,000	80,000

Total current assets	6,252,510	6,097,257

PROPERTY AND EQUIPMENT, net	1,030,832	1,067,138

OTHER ASSETS:
Investments in international corporate joint ventures	4,011,779	3,923,883
Investment in European holding company	28,424	209,748
Deferred income taxes	380,000	380,000
Other	909,603	729,838

	5,329,806	5,243,469

	$ 12,613,148	$ 12,407,864

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$ 129,309	$ 240,109
Income taxes payable	29,930	—
Accrued liabilities:
Payroll and related benefits	51,903	80,811
Other	221,517	196,862

Total current liabilities	432,659	517,782

DEFERRED GROSS PROFIT	25,000	25,000

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, authorized 10,000 shares, none issued
Common stock, $.02 par value per share; authorized 10,000,000 shares;
issued and outstanding 3,669,551 and 3,689,551, respectively	73,391	73,791
Additional paid-in capital	4,278,682	4,318,682
Retained earnings	8,627,828	8,199,866
Accumulated other comprehensive loss (See Note 7)	(824,412)	(727,257)

Total stockholders’ equity	12,155,489	11,865,082

	$ 12,613,148	$ 12,407,864

See notes to financial statements. 2

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited) THREE MONTHS ENDED NOVEMBER 30, 2001 AND 2000

	2001	2000

SALES ORIGINATING IN NORTH AMERICA	$ 2,099,189	$ 2,505,707

COST OF GOODS SOLD	910,722	1,293,805

GROSS PROFIT	1,188,467	1,211,902

OPERATING EXPENSES:
Selling	269,276	434,646
General and administrative	552,961	512,346
Research, engineering, and technical support	190,096	156,848

	1,012,333	1,103,840

OPERATING INCOME	176,134	108,062

INTERNATIONAL CORPORATE JOINT VENTURES AND
EUROPEAN HOLDING COMPANY:
Equity in income of international corporate joint ventures and
European holding company	185,051	92,754
Fees for technical support and other service provided to
international corporate joint ventures	569,360	601,605
Expenses incurred in support of international corporate joint ventures	(295,858)	(186,288)

	458,553	508,071

INTEREST INCOME	22,875	38,393

INCOME BEFORE INCOME TAXES	657,562	654,526

INCOME TAXES	170,000	200,000

NET INCOME	$ 487,562	$ 454,526

NET INCOME PER SHARE:
Basic	$ .13	$ .12

Diluted	$ .13	$ .12

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	3,670,870	3,796,175

Diluted	3,670,870	3,804,058

See notes to financial statements. 3

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) THREE MONTHS ENDED NOVEMBER 30, 2001 AND 2000

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 487,562	$ 454,526
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	52,354	52,371
Equity in income of international corporate joint ventures and
European holding company	(185,051)	(92,754)
Dividends received from international corporate joint ventures	—	226,660
Change in current assets and liabilities:
Receivables:
Trade	(56,408)	(140,267)
International corporate joint ventures	(2,557)	(4,528)
Technical fee	60,656	31,259
Income tax receivable	86,533	—
Inventories	(16,031)	7,781
Prepaid expenses and other	(368,183)	(19,519)
Accounts payable	(110,800)	(120,447)
Income taxes payable	29,930	(276,996)
Accrued liabilities	(4,253)	(66,263)

Total adjustments	(513,810)	(402,703)

Net cash (used in) provided by operating activities	(26,248)	51,823

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in international corporate joint ventures	—	(142,267)
Additions to property	(16,048)	(131,744)
Partial return of original investment in European holding company	181,324	—
Increase in other assets	(141,500)	—

Net cash provided by (used in) investing activities	23,776	(274,011)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(100,000)	(72,825)
Issuance of common stock	—	19,999

Net cash used in financing activities	(100,000)	(52,826)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(102,472)	(275,014)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,238,283	3,840,057

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 3,135,811	$ 3,565,043

See notes to financial statements. 4

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) THREE MONTHS ENDED NOVEMBER 30, 2001 AND 2000

1.	INTERIM FINANCIAL INFORMATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all necessary adjustments, which are of a normal recurring nature, to present fairly the consolidated financial position of Northern Technologies International Corporation and Subsidiaries as of November 30, 2001 and the results of their operations and their cash flows for the three months ended November 30, 2001 and 2000, in conformity with generally accepted accounting principles.

These financial statements should be read in conjunction with the financial statements and related notes as of and for the year ended August 31, 2001 contained in the Company’s filing on Form 10-KSB dated November 29, 2001 and with Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 7 through 9 of this quarterly report.

2.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets (the Statements). The Company does not currently have any goodwill or intangible assets relating to business acquisitions. Therefore, the adoption of the Statements does not impact the Company’s financial statements.

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its fair value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company expects to adopt SFAS No. 143 in fiscal year 2003. The Company has not yet determined the impact of SFAS No. 143 on its financial position and results of operations.

In September 2001, the FASB also issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. SFAS No. 144 replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposal Of. The FASB issued SFAS No. 144 to establish a single accounting model, based on the framework established in SFAS No. 121, as SFAS No. 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under Accounting Principle Board Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequent Occurring Events and Transactions. SFAS No. 144 also resolves significant implementation issues related to SFAS No. 121. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. The Company expects to adopt SFAS No. 144 in fiscal year 2003. The Company has not yet determined the impact of SFAS No. 144 on its financial postion and results of operations.

3.	INVENTORIES

Inventories consist of the following:

	November 30, 2001	August 31, 2001

Production materials	$ 311,784	$ 396,793
Work in process	26,737	27,071
Finished goods	591,421	490,047

	$ 929,942	$ 913,911

4.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	November 30, 2001	August 31, 2001

Land	$ 246,097	$ 246,097
Buildings and improvements	1,165,542	1,165,542
Machinery and equipment	762,526	1,180,823

	2,174,165	2,592,462
Less accumulated depreciation	1,143,333	1,525,324

	$1,030,832	$1,067,138

5.	STOCKHOLDERS’ EQUITY

During the three months ended November 30, 2001, the Company purchased and retired 20,000 shares of common stock for $100,000.

6.	COMPREHENSIVE INCOME

The Company’s total comprehensive incomes were as follows:

	Three Months Ended November 30
	2001	2000

Net income	$ 487,562	$ 454,526
Other comprehensive loss — foreign currency translation adjustment	(97,155)	(118,718)

Total comprehensive income	$ 390,407	$ 335,808

7.	INCOME PER SHARE

Basic income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted income per share assumes the exercise of stock options using the treasury stock method, if dilutive.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

General — The Company conducts all foreign transactions based on the U.S. dollar, except for its investments in foreign joint ventures and foreign company. The exchange rate differential relating to investments in foreign joint ventures and foreign company is accounted for under the requirements of SFAS No. 52.

Sales Originating in North America — Net sales originating in North America decreased by $406,518 or 16% during the first quarter of fiscal 2002 as compared to the first quarter of fiscal 2001. These changes in sales are due to a decrease in demand for materials-science-based industrial packaging products. The decrease was due to the slow down in the industrial sector that the Company serves.

Cost of Goods Sold — Cost of goods sold decreased as a percentage of sales to 43% in the first quarter of fiscal 2002 from 52% in the first quarter of fiscal 2001. The variation in the cost of sales percentage is attributable to the decrease in the market price for certain raw materials.

Operating Expenses — As a percentage of net sales, total operating expenses were 48% in the first quarter of fiscal 2002 and 44% in the first quarter of fiscal 2001.

Operating expense classification percentages of sales were as follows:

	Three Months Ended November 30
	2001	2000

Selling	13%	17%
General and administrative	26%	21%
Research, engineering, and technical support	9%	6%

Selling expenses decreased $165,370 during the three months ended November 30, 2001 as compared to the same period in fiscal 2001 due primarily to decreases in sales driven expenses, mainly travel. Selling expense as a percentage of net sales decrease as there was an increased emphasis placed on decreasing travel expenditures in the period.

General and administrative expenses increased $40,615 during the first quarter of fiscal 2002 as compared to the same period in fiscal 2001 due primarily to increases in general insurance, legal and consulting expenses, and additional employees. General and administrative expenses as a percentage of net sales increased for the three months ended November 30, 2001, as compared to the same periods in 2001, due to the decrease in sales in the first quarter of fiscal 2002 compared to the same period in fiscal 2001, coupled with relatively fixed general and administrative expenses during the same period.

Research, engineering, and technical support expenses increased $33,248 during the first quarter of fiscal 2002 as compared to the same period in fiscal 2001 due primarily to a increase in independent consulting services for product development and salary expense associated with an additional employee in the area. Research, engineering, and technical support expenses as a percentage of net sales increased for the three months ended November 30, 2001 compared to the same periods in fiscal 2001 due to the decreases in sales in fiscal 2002 coupled with an increase in fiscal 2002 research, engineering, and technical support expenses.

International Corporate Joint Ventures and European Holding Company — Net earnings from international corporate joint ventures and European holding company were $458,553 for the three months ended November 30, 2001, compared to $508,071 for the three months ended November 30, 2000. The net decrease for the three months ended November 30, 2001 compared to the same periods in fiscal 2001 is due primarily to lower expenses incurred by certain of the Company’s international corporate joint ventures and an increase in expenses incurred in support of international corporate joint ventures.

Income Taxes — Income tax expense for the three months ended November 30, 2001 and 2000 was calculated based on management’s estimate of the Company’s annual effective income tax rate. The Company’s effective income tax rate for fiscal 2001 and 2000 is lower than the statutory rate primarily due to the Company’s equity in income of international corporate joint ventures and European holding company being recognized based on after-tax earnings of these entities. To the extent joint ventures’ undistributed earnings are distributed to the Company, it does not result in any material additional income tax liability after the application of foreign tax credits.

LIQUIDITY AND CAPITAL RESOURCES

At November 30, 2001, the Company’s working capital was $5,819,851, including $3,135,811 in cash and cash equivalents, compared to working capital of $5,579,475 including $3,238,283 in cash and cash equivalents as of August 31, 2001.

Net cash provided from operations has been sufficient to meet liquidity requirements, capital expenditures, research and development cost, and expansion of operations of the Company’s international joint ventures. Cash flows (used in) provided by operations for the three months ended November 30, 2001 and 2000 was ($26,248) and $51,823, respectively. The net cash used in operations for the three months ended November 30, 2001 resulted principally from net income and depreciation, offset by equity income of international corporate joint ventures and European holding company, and increases in prepaid expenses and other. The net cash provided by in operations for the three months ended November 30, 2000 was principally from net income and dividends received from international corporate joint ventures offset by equity in income of international corporate joint ventures and European holding company and decreases in current liabilities.

Net cash provided by investing activities for the three months ended November 30, 2001 was $23,776, which resulted from a partial return of the Company’s original investment in European holding company partially offset by an increase in other assets and additions to property and equipment. Net cash used in investing activities for the three months ended November 30, 2000 was $274,011, which resulted from investments in international corporate joint ventures and additions to property.

Net cash used in financing activities for the three months ended November 30, 2001 was $100,000, which resulted from the repurchase of common stock. Net cash used in financing activities for the three months ended November 30, 2000 was $52,826, which resulted from the repurchase of common stock of $72,825 offset by proceeds from the exercise of stock options of $19,999.

The Company expects to meet future liquidity requirements with its existing cash and cash equivalents and from cash flows of future operating earnings and distributions of earnings and technical assistance fees from the international corporate joint venture investments.

The Company has no long-term debt and no material capital lease commitments at November 30, 2001; however, the Company’s subsidiary has entered into a 15-year lease agreement for 16,826 square feet of office, manufacturing, laboratory, and warehouse space requiring monthly payments of $16,434, which can be adjusted annually according to the annual consumer price index through November 2014.

The Company has no postretirement benefit plan and does not anticipate establishing any postretirement benefit program.

Euro Currency Issue

On January 1, 1999, twelve of the fifteen member countries of the European Union established fixed conversion rates between their respective existing currencies and the Euro and elected to adopt the Euro as their common legal currency on that date (the “Euro Conversion”). Following the Euro Conversion, however, the previously existing currencies of the participating countries will remain legal tender in the participating countries through January 2002. During the transition period, public and private parties have been paying for goods and services using both the Euro and the previously existing currencies. The participating countries were issued new Euro-denominated bills and coins for use in cash transactions. No later than July 1, 2002, the participating countries will withdraw all bills and coins denominated in the previously existing currencies making Euro Conversion complete. The Euro Conversion has not impacted on the overall business operations of the Company or its international corporate joint ventures.

Recently Issued Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets (the Statements). The Company does not currently have any goodwill or intangible assets relating to business acquisitions. Therefore, the adoption of the Statements does not impact the Company’s financial statements.

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its fair value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company expects to adopt SFAS No. 143 in fiscal year 2003. The Company has not yet determined the impact of SFAS No. 143 on its financial position and results of operations.

In September 2001, the FASB also issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposal Of. The FASB issued SFAS No. 144 to establish a single accounting model, based on the framework established in SFAS No. 121, as SFAS No. 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under Accounting Principle Board Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequent Occurring Events and Transactions. SFAS No. 144 also resolves significant implementation issues related to SFAS No. 121. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. The Company expects to adopt SFAS No. 144 in fiscal year 2003. The Company has not yet determined the impact of SFAS No. 144 on its financial postion and results of operations.

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

None

ITEM 2 — CHANGES IN SECURITIES

None

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 — OTHER INFORMATION

None

ITEM 6 — EXHIBITS AND REPORTS ON FORM 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

January 11, 2002	/s/ Matthew C. Wolsfeld, CPA Matthew C. Wolsfeld, CPA Chief Financial Officer

