Form 10QSB
period 2002-02-28
NORTHERN TECHNOLOGIES INTERNATIONAL CORP
filed 2002-04-15
CIK 875582

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Quarterly Period Ended: February 28, 2002	Commission File Number 1-11038

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION (Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	41-0857886 (I.R.S. Employer Identification Number)

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

YES  [X]          NO  [_]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, $.02 par value	Outstanding as of March 31, 2002 3,669,051

"This document consists of 14 pages."

PART I — FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

	February 28, 2002	August 31, 2001
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$ 3,152,570	$ 3,238,283
Receivables:
Trade excluding international corporate joint ventures, less allowance
for doubtful account of $15,000 and $30,000, respectively	764,373	864,319
Trade international corporate joint ventures	218,653	193,509
Technical and other services international corporate joint ventures	567,823	629,816
Income taxes	104,256	86,533
Inventories	846,412	913,911
Prepaid expenses and other	186,438	90,886
Advance to related parties	200,000	—
Deferred income taxes	80,000	80,000

Total current assets	6,120,525	6,097,257

PROPERTY AND EQUIPMENT, net	1,067,137	1,067,138

OTHER ASSETS:
Investments in international corporate joint ventures	4,040,833	3,923,883
Investment in European holding company	30,812	209,748
Deferred income taxes	380,000	380,000
Other	991,213	729,838

	5,442,858	5,243,469

	$ 12,630,520	$ 12,407,864

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$ 238,017	$ 240,109
Accrued liabilities:
Payroll and related benefits	49,503	80,811
Other	233,159	196,862

Total current liabilities	520,679	517,782

DEFERRED GROSS PROFIT	25,000	25,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, authorized 10,000 shares, none issued
Common stock, $.02 par value per share; authorized 10,000,000
shares; issued and outstanding 3,669,051 and 3,689,551, respectively	73,381	73,791
Additional paid-in capital	4,277,682	4,318,682
Retained earnings	8,649,474	8,199,866
Accumulated other comprehensive loss (see Note 7)	(915,696)	(727,257)

Total stockholders’ equity	12,084,841	11,865,082

	$ 12,630,520	$ 12,407,864

See notes to consolidated financial statements. 2

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	February 28, 2002	February 28, 2001	February 28, 2002	February 28, 2001

SALES ORIGINATING IN NORTH AMERICA	$ 1,564,085	$ 2,090,355	$ 3,606,323	$ 4,596,062

COST OF GOODS SOLD	798,411	1,061,498	1,720,182	2,355,303

GROSS PROFIT	765,674	1,028,857	1,886,141	2,240,759

OPERATING EXPENSES:
Selling	392,179	335,816	661,455	770,462
General and administrative	485,117	625,607	952,018	1,137,953
Research, engineering, and technical support	183,544	130,820	373,640	287,668

	1,060,840	1,092,243	1,987,113	2,196,083

OPERATING (LOSS) INCOME	(295,166)	(63,386)	(100,972)	44,676

INTERNATIONAL CORPORATE JOINT
VENTURES AND EUROPEAN
HOLDING COMPANY:
Equity in income of international corporate
joint ventures and European holding
company	184,176	145,846	369,227	238,600
Fees for technical support and other services
provided to international corporate joint
ventures	533,490	633,470	1,102,850	1,235,075
Expenses incurred in support of international
corporate joint ventures	(496,597)	(271,595)	(792,455)	(457,883)
Expenses incurred in support of international
corporate joint ventures conference	—	(236,073)	—	(236,073)

	221,069	271,648	679,622	779,719

INTEREST INCOME	6,830	34,858	11,645	73,251

(LOSS) INCOME BEFORE INCOME TAX
BENEFIT (EXPENSE)	(67,267)	243,120	590,295	897,646

INCOME TAX BENEFIT (EXPENSE)	90,000	(100,000)	(80,000)	(300,000)

NET INCOME	$ 22,733	$ 143,120	$ 510,295	$ 597,646

NET INCOME PER COMMON SHARE:
Basic	$ .01	$ .04	$ .14	$ .16

Diluted	$ .01	$ .04	$ .14	$ .16

WEIGHTED AVERAGE COMMON SHARES
ASSUMED OUTSTANDING:
Basic	3,669,273	3,787,831	3,670,076	3,792,026

Diluted	3,669,273	3,788,434	3,670,076	3,796,269

See notes to consolidated financial statements. 3

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	February 28, 2002	February 28, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 510,295	$ 597,646
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	104,326	120,481
Equity income of international corporate joint ventures
and European holding company	(369,227)	(66,143)
Dividends received from international corporate joint ventures	78,838	239,902
Change in current assets and liabilities:
Receivables:
Trade	99,946	75,822
International corporate joint ventures	(25,144)	62,518
Technical fee	61,993	(24,508)
Income tax receivable	(17,723)	(114,933)
Inventories	67,499	(51,386)
Prepaid expenses and other	(298,709)	(226,471)
Accounts payable	(2,092)	6,788
Income tax payable	—	(313,806)
Accrued liabilities	4,989	(123,313)

Total adjustments	(295,304)	(415,049)

Net cash provided by operating activities	214,991	182,597

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in international corporate joint ventures	(15,000)	(142,267)
Additions to property	(104,325)	(124,212)
Partial return of original investment in European holding company	178,936	—
Increase in other assets	(258,218)	(50,000)

Net cash used in investing activities	(198,607)	(316,479)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	—	19,999
Repurchase of common stock	(102,097)	(358,053)
Dividends paid	—	(644,972)

Net cash used in financing activities	(102,097)	(983,026)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(85,713)	(1,116,908)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,238,283	3,840,057

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 3,152,570	$ 2,723,149

See notes to consolidated financial statements. 4

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	INTERIM FINANCIAL INFORMATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all necessary adjustments, which are of a normal recurring nature, to present fairly the financial position of Northern Technologies International Corporation and Subsidiaries as of February 28, 2002 and February 28, 2001, the results of operations for the three and six months ended February 28, 2002 and February 28, 2001, and the cash flows for the six months ended February 28, 2002 and February 28, 2001, in conformity with generally accepted accounting principles.

These financial statements should be read in conjunction with the financial statements and related notes as of and for the year ended August 31, 2001 contained in the Company’s filing on Form 10-KSB dated November 9, 2001 and with Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 8 through 12 of this quarterly report.

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

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company expects to adopt SFAS No. 143 in fiscal year 2003. The Company has not yet determined the impact of SFAS No. 143 on its financial position and results of operations.

In September 2001, the FASB also issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. SFAS No. 144 replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposal Of. The FASB issued SFAS No. 144 to establish a single accounting model, based on the framework established in SFAS No. 121, as SFAS No. 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under Accounting Principle Board Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequent Occurring Events and Transactions. SFAS No. 144 also resolves significant implementation issues related to SFAS No. 121. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. The Company expects to adopt SFAS No. 144 in fiscal year 2003. The Company has not yet determined the impact of SFAS No. 144 on its financial position and results of operations.

3.	INVENTORIES

Inventories consist of the following:

	February 28, 2002	August 31, 2001
Production materials	$307,141	$396,793
Work in process	26,737	27,071
Finished goods	512,534	490,047

	$846,412	$913,911

4.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	February 28, 2002	August 31, 2001
Land	$ 246,097	$ 246,097
Buildings and improvements	1,176,214	1,165,542
Machinery and equipment	814,703	1,180,823

	2,237,014	2,592,462
Less accumulated depreciation	1,169,877	1,525,324

	$1,067,137	$1,067,138

5.	INVETSTMENTS IN INTERNATIONAL CORPORATE JOINT VENTURES

During the six months ended February 28, 2002, the Company invested an additional $15,000 in an existing international corporate joint venture.

6.	STOCKHOLDERS’ EQUITY

During the six months ended February 28, 2002, the Company purchased and retired 20,500 shares of common stock for $102,097.

7.	COMPREHENSIVE (LOSS) INCOME

The Company’s total comprehensive (loss) income was as follows:

	Three Months Ended		Six Months Ended
	February 28, 2002	February 28, 2001	February 28, 2002	February 28, 2001
Net income	$ 22,733	$143,120	$ 510,295	$ 597,646
Other comprehensive (loss) income -
foreign currency translation adjustment	(91,284)	45,180	(188,439)	(73,538)

Total comprehensive (loss) income	$(68,551)	$188,300	$ 321,856	$ 524,108

8.	EXPENSES INCURRED IN SUPPORT OF INTERNATIONAL CORPORATE JOINT VENTURES CONFERENCE

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

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

The consolidated financial statements include accounts of the Company and all wholly owned subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The Company does not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

Revenue Recognition

Revenues are recognized when the Company receives a valid bill of lading from the shipping agent when the shipping terms are FOB Destination. At this time, ownership and risk of loss is transferred to the customer. Revenues are recognized when the Company ships an order when the shipping terms are FOB Shipping Point. At this time, title and risk of loss is transferred to the customer. There are no provisions for returns recorded as all products are quality tested and most are made to order.

Allowance for Doubtful Accounts

Accounts receivable are reduced by an allowance for amounts that may become uncollectable in the future. The majority of the Company’s receivables are due from manufacturing facilities located in the United States. The estimated allowance for doubtful accounts is based upon the age of the outstanding receivables and the payment history and credit worthiness of each customer. Management on a quarterly basis evaluates adequacy of the reserve for doubtful accounts.

Inventories

Inventories are valued at the lower of cost or market. On a quarterly basis, management assesses the inventory quantities on hand to estimated future usage and sales and, if necessary, writes down the value of inventory deemed obsolete or excess to market.

International Corporate Joint Ventures

International Corporate Joint Ventures are recorded on the equity basis of accounting. The Company records income from the International Corporate Joint Ventures relating to fees for technical support and other services provided by the Company to the International Corporate Joint Ventures. Management reviews the historical and planned future operations of each joint venture on a quarterly basis to determine if the Company’s investment in the Joint Venture is recoverable.

RESULTS OF OPERATIONS

General—The Company conducts all foreign transactions based on the U.S. dollar, except for its investments in foreign joint ventures. The exchange rate differential relating to investments in foreign joint ventures is accounted for under the requirements of SFAS No. 52.

Sales Originating in North America—Sales decreased by $526,270 or 25.2% during the second quarter of 2002 from those of the second quarter of 2001. Net sales decreased by $989,739 or 21.5% during the six months ended February 28, 2002 compared to the six months ended February 28, 2001. These changes in sales are due to a decrease in demand for materials science based industrial packaging products. The decrease was due to the slow down in the industrial sector we serve.

Cost of Sales—Cost of goods sold as a percentage of net sales was 51.0% and 50.8% for the second quarter of 2002 and 2001, respectively. The cost of goods sold percentage of net sales was 47.7% and 51.2% for the six months ended February 28, 2002 and February 28, 2001. Variations are due primarily to the mix of product sales and changes in the price of resin.

Operating Expenses—As a percentage of net sales, total operating expenses were 67.8% in the second quarter of fiscal 2002 and 52.3% in the second quarter of fiscal 2001. Operating expenses were 55.1% and 47.8% of net sales for the six months ended February 28, 2002 and for the six months ended February 28, 2001.

Operating expense classification percentages of net sales were as follows:

	Three Months Ended		Three Months Ended
	February 28, 2002	February 28, 2001	February 28, 2002	February 28, 2001
Selling expense	25%	16%	18%	17%
General and administrative	31	30	27	25
Research, engineering, and
technical support	12	6	10	6

Selling expense increased during the second quarter of fiscal 2002 as compared to the same period in fiscal 2001. This is primarily due to the increase in salaries associated with adding additional employees to the existing sales staff and related commission and travel expenses. Selling expense for the six months ended February 28, 2002 decreased over the same period in fiscal 2001 due to a reduction in spending in the first quarter of fiscal 2002 related to trade show attendance and related travel expenses. Selling expense for the three and six months ended February 28, 2002 as a percentage of net sales increased over the same periods in fiscal 2001 due to selling expense not decreasing proportionately with the decrease in sales levels.

General and administrative expenses decreased during the three and six months ended February 28, 2002 as compared to the same periods in fiscal 2001 due primarily to decreases in consulting expense and expenses related to the operation of Northern Instruments Corporation (a 100% owned Subsidiary). General and administrative expenses as a percentage of net sales increased slightly for the three and six months ended February 28, 2002, as compared to the same periods in fiscal 2001 due to the decrease in sales during fiscal 2002.

Research, engineering, and technical support expenses increased during the three and six months ended February 28, 2002 as compared to the same periods in fiscal 2001. This is primarily due to an increase in travel and consulting services for product development and product support. Such expenses as a percentage of sales were significantly increased for the three months and six months ended February 28, 2002 as compared to the same period in fiscal 2001 due to research, engineering, and technical support expense not decreasing proportionately with the decrease in sales levels.

International Corporate Joint Ventures and European Holding Company — Net earnings from international corporate joint ventures and European holding company were $221,069 and $679,622 for the three and six months ended February 28, 2002, respectively, compared to $271,648 and $779,719 for the three and the six months ended February 28, 2001. This net decrease is due to decreased sales volume at certain of the Company’s joint ventures and an increase in expenses incurred in support of international corporate joint ventures.

Income Taxes — Income tax benefit (expense) for the three and six months ended February 28, 2002 and February 28, 2001 was calculated based on management’s estimate of the Company’s annual effective income tax rate. The Company’s annual effective income tax rate for fiscal 2002 was lower than the statutory rate primarily due to the Company’s equity in income of international corporate joint ventures and European holding company being recognized based on after-tax earnings of these entities. To the extent joint ventures’ undistributed earnings are distributed to the Company, it does not result in any material additional income tax liability after the application of foreign tax credits.

LIQUIDITY AND CAPITAL RESOURCES

At November 30, 2001, the Company’s working capital was $5,599,846, including $3,152,570 in cash and cash equivalents, compared to working capital of $5,579,475 including $3,238,283 in cash and cash equivalents as of August 31, 2001.

Net cash provided from operations has been sufficient to meet liquidity requirements, capital expenditures, research and development cost, and expansion of operations of the Company’s international joint ventures. Cash flows provided by operations for the six months ended February 28, 2002 and 2001 was $214,991 and $182,597, respectively. The net cash provided by operations for the six months ended February 28, 2002 resulted principally from net income, receivables, dividends and depreciation, offset by equity income of international corporate joint ventures and European holding company and increases in prepaid expenses and other. The net cash provided by operations for the six months ended February 28, 2001 was principally from net income, depreciation, dividends received from international corporate joint ventures and a decrease in accounts receivable. This was offset by income tax payments, an increase prepaid expenses and other decreases in current liabilities.

Net cash used in investing activities for the six months ended February 28, 2002 was $198,607, which resulted from an increase in other assets and additions to property and equipment partially offset by a partial return of the Company’s original investment in European holding company. Net cash used in investing activities for the six months ended February 28, 2001 was $316,479, which resulted from investments in international corporate joint ventures, additions to property and increases in other assets.

Net cash used in financing activities for the six months ended February 28, 2002 was $102,097, which resulted from the repurchase of common stock. Net cash used in financing activities for the six months ended February 28, 2001 was $983,026, which resulted from the repurchase of common stock of $358,053 and dividends paid of $644,972 offset by proceeds from the exercise of stock options of $19,999.

The Company expects to meet future liquidity requirements with its existing cash and cash equivalents and from cash flows of future operating earnings and distributions of earnings and technical assistance fees from the international corporate joint venture investments.

The Company has no long-term debt and no material capital lease commitments at February 28, 2002; however, the Company’s subsidiary has entered into a 15-year lease agreement for 16,826 square feet of office, manufacturing, laboratory, and warehouse space requiring monthly payments of $16,434, which can be adjusted annually according to the annual consumer price index through November 2014.

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

Recently Issued Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets (the Statements). The Company does not currently have any goodwill or intangible assets relating to business acquisitions. Therefore, the adoption of the statement does not impact the Company’s financial statements.

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company expects to adopt SFAS No. 143 in fiscal year 2003. The Company has not yet determined the impact of SFAS No. 143 on its financial position and results of operations.

In September 2001, the FASB also issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. SFAS No. 144 replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposal Of. The FASB issued SFAS No. 144 to establish a single accounting model, based on the framework established in SFAS No. 121, as SFAS No. 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under Accounting Principle Board Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequent Occurring Events and Transactions. SFAS No. 144 also resolves significant implementation issues related to SFAS No. 121. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. The Company expects to adopt SFAS No. 144 in fiscal year 2003. The Company has not yet determined the impact of SFAS No. 144 on its financial position and results of operations.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

None

ITEM 2 – CHANGES IN SECURITIES

None

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company (Annual Meeting) was held on February 15, 2002. The following matters were voted on and approved by the Company’s stockholders at the Annual Meeting. There were 3,689,551 shares of common stock entitled to vote at the meeting and a total of 3,310,126 shares or 89.72% were represented at the meeting. The tabulation of votes with respect to each of the following matters voted on at the Annual Meeting is set forth as follows:

1.	ELECTION OF DIRECTORS:

	For	Withheld
Ursula-Kiel-Dixon	3,286,748	23,378
Prof. Aradhna Krishna	3,286,363	23,763
Dr. Donald A. Kubik	3,272,863	37,263
Richard G. Lareau	3,287,048	23,078
Philip M. Lynch	3,272,691	37,435
Haruhiko Rikuta	3,287,048	23,078
Mark J. Stone	3,287,148	22,978
Stephan C. Taylor	3,286,748	23,378
Dr. Milan R. Vukcevich	3,287,148	22,978
Dr. Mehmet A. Gencer	3,286,191	23,935

2.	APPOINTMENT OF DELOITTE & TOUCHE LLP AS INDEPENDENT AUDITORS

The appointment of Deloitte & Touche LLP as independent auditors of the Company for the fiscal year ending August 31, 2002 was ratified. Total votes cast:

For	3,299,096
Against	3,642
Abstain	7,387

ITEM 5 – OTHER INFORMATION None ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K None 12

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
April 12, 2002
/s/ Matthew Wolsfeld —————————————— Matthew Wolsfeld Chief Financial Officer