Form 10QSB
period 2002-05-31
NORTHERN TECHNOLOGIES INTERNATIONAL CORP
filed 2002-07-12
CIK 875582

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: May 31, 2002

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
Yes [x] No [ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, $.02 par value	Outstanding as of July 12, 2002 3,658,051

This document consists of 12 pages

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	May 31, 2002	August 31, 2001

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$451,318	$3,238,283
Investments available for sale	3,500,000	—
Receivables:
Trade excluding international corporate joint ventures, less allowance for doubtful account of $34,000 and $25,000, respectively	1,034,761	864,319
Trade international corporate joint ventures	252,355	193,509
Technical and other services international corporate joint ventures	583,678	629,816
Income taxes	85,655	86,533
Inventories	707,429	913,911
Prepaid expenses and other	118,805	90,886
Advance to related party	200,000	—
Deferred income taxes	80,000	80,000

Total current assets	7,014,001	6,097,257

PROPERTY AND EQUIPMENT, net	415,643	1,067,138

OTHER ASSETS:
Investments in international corporate joint ventures	4,283,850	3,923,883
Investment in European holding company	30,812	209,748
Deferred income taxes	380,000	380,000
Advance to related party	50,000	—
Other	1,044,572	729,838

	5,789,234	5,243,469

	$13,218,878	$12,407,864

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$214,372	$240,109
Accrued liabilities:
Payroll and related benefits	52,044	80,811
Other	247,117	196,862

Total current liabilities	513,533	517,782

DEFERRED GROSS PROFIT	25,000	25,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, authorized 10,000 shares, none issued
Common stock, $.02 par value per share; authorized 10,000,000 shares; issued and outstanding 3,667,451 and 3,689,551, respectively	73,349	73,791
Additional paid-in capital	4,274,482	4,318,682
Retained earnings	9,022,308	8,199,866
Accumulated other comprehensive loss (see Note 8)	(689,794)	(727,257)

Total stockholders’ equity	12,680,345	11,865,082

	$13,218,878	$12,407,864

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended

	May 31, 2002	May 31, 2001	May 31, 2002	May 31, 2001

SALES ORIGINATING IN NORTH AMERICA	$2,003,500	$2,363,956	$5,609,823	$6,947,618
COST OF GOODS SOLD	1,000,718	1,114,985	2,720,900	3,457,888

GROSS PROFIT	1,002,782	1,248,971	2,888,923	3,489,730
OPERATING EXPENSES:
Selling	426,459	376,980	1,087,914	1,147,442
General and administrative	418,605	548,045	1,370,623	1,685,998
Research, engineering, and technical support	204,564	174,409	578,204	462,077

	1,049,628	1,099,434	3,036,741	3,295,517

OPERATING (LOSS) INCOME	(46,846)	149,537	(147,818)	194,213

INTERNATIONAL CORPORATE JOINT VENTURES AND EUROPEAN HOLDING COMPANY:
Equity in income of international corporate joint ventures and European holding company	270,270	94,874	639,497	333,474
Fees for technical support and other services provided to international corporate joint ventures	525,458	612,956	1,628,308	1,848,031
Expenses incurred in support of international corporate joint ventures	(323,539)	(372,157)	(1,115,994)	(1,066,113)

	472,189	335,673	1,151,811	1,115,392
INTEREST INCOME	10,656	21,204	22,301	94,455

INCOME BEFORE INCOME TAX EXPENSE	435,999	506,414	1,026,294	1,404,060
INCOME TAX EXPENSE	60,000	170,000	140,000	470,000

NET INCOME	$375,999	$336,414	$886,294	$934,060

NET INCOME PER COMMON SHARE:
Basic	$.10	$.09	$.24	$.25

Diluted	$.10	$.09	$.24	$.25

WEIGHTED AVERAGE COMMON SHARES ASSUMED OUTSTANDING:
Basic	3,667,747	3,742,269	3,669,291	3,775,360

Diluted	3,667,747	3,742,356	3,669,291	3,778,217

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended

	May 31, 2002	May 31, 2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$886,294	$934,060
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	151,742	174,674
Gain on disposal of fixed assets	(12,032)	—
Equity income of international corporate joint ventures and European holding company	(639,497)	(161,017)
Dividends received from international corporate joint ventures	453,049	239,902
Change in current assets and liabilities:
Receivables:
Trade	(170,442)	(82,219)
International corporate joint ventures	(58,846)	76,013
Technical fee	46,138	39,936
Income tax receivable	878	—
Inventories	206,482	23,403
Prepaid expenses and other	(292,229)	(358,761)
Accounts payable	(25,737)	(60,045)
Income tax payable	—	(288,729)
Accrued liabilities	21,488	(96,231)

Total adjustments	(319,006)	(493,074)

Net cash provided by operating activities	567,288	440,986

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments available for sale	(3,500,000)	—
Investments in international corporate joint ventures	(136,056)	(142,267)
Additions to property and equipment	(121,115)	(161,256)
Proceeds from the sale of property and equipment	632,900	—
Partial return of original investment in European holding company	178,936	—
Increase in other assets	(300,424)	(100,000)

Net cash used in investing activities	(3,245,759)	(403,523)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	—	19,999
Repurchase of common stock	(108,494)	(387,033)
Dividends paid	—	(644,972)

Net cash used in financing activities	(108,494)	(1,012,006)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,786,965)	(974,543)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,238,283	3,840,057

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$451,318	$2,865,514

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   INTERIM FINANCIAL INFORMATION

  In the opinion of management, the accompanying unaudited consolidated financial statements contain all necessary adjustments, which are of a normal recurring nature, to present fairly the financial position of Northern Technologies International Corporation and Subsidiaries as of May 31, 2002 and May 31, 2001, the results of operations for the three and nine months ended May 31, 2002 and May 31, 2001, and the cash flows for the nine months ended May 31, 2002 and May 31, 2001, in conformity with generally accepted accounting principles in the United States of America.

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

2.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

  In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets (the Statements). At August 31, 2001, the Company did not have any goodwill or intangible assets. Therefore, the adoption of the Statements did not impact the Company’s financial statements.

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

3.   INVESTMENTS AVAILABLE — FOR-SALE

  In accordance with the provisions of SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” these investments are carried at fair market value with unrealized gains and losses, if any, reported in stockholders’ equity as a component of the comprehensive income (loss). An investment policy has been enacted and approved by the board of directors to insure that the principal investment is protected, adequate liquidity is maintained and investment yield is maximized consistent with the parameters of safety and liquidity. The current investments include corporate debt and commercial paper with the highest rating category, and certificates of deposit which are insured up to the federal limit guaranteed by the US government.

4.   INVENTORIES

  Inventories consist of the following:

	May 31, 2002	August 31, 2001

Production materials	$256,349	$396,793
Work in process	26,737	27,071
Finished goods	424,343	490,047

	$707,429	$913,911

5.   PROPERTY AND EQUIPMENT

  Property and equipment consist of the following:

	May 31, 2002	August 31, 2001

Land	$29,097	$246,097
Buildings and improvements	520,681	1,165,542
Machinery and equipment	673,433	1,180,823

	1,223,211	2,592,462
Less accumulated depreciation	807,568	1,525,324

	$415,643	$1,067,138

6.   INVESTMENTS IN INTERNATIONAL CORPORATE JOINT VENTURES

  During the nine months ended May 31, 2002, the Company invested an additional $36,056 in an existing international corporate joint venture and $100,000 in a new corporate joint venture. The Company has a 50% ownership interest in the new entity. The new entity had no significant operations prior to the Company’s investment.

7.   STOCKHOLDERS’ EQUITY

  During the nine months ended May 31, 2002, the Company purchased and retired 22,100 shares of common stock for $108,494.

8.   COMPREHENSIVE (LOSS) INCOME

            The Company’s total comprehensive (loss) income was as follows:

	Three Months Ended		Nine Months Ended

	May 31, 2002	May 31, 2001	May 31, 2002	May 31, 2001

Net income	$375,999	$336,414	$886,294	$934,060
Other comprehensive (loss) income — foreign currency translation adjustment	225,902	(177,465)	37,463	(251,003)

Total comprehensive (loss) income	$601,901	$158,949	$923,757	$683,057

9.   NET INCOME PER SHARE

  Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share assumes the exercise of stock options using the treasury stock method, if dilutive.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

The consolidated financial statements include accounts of the Company and all wholly owned subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The Company does not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

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

International Corporate Joint Ventures

International Corporate Joint Ventures are recorded on the equity basis of accounting due to 50% or less ownership for all of its joint venture investments and does not exercise control. The Company records income from its proportionate ownership share of income or loss in equity investors and also records income relating to fees for technical support and other services provided by the Company to the International Corporate Joint Ventures. Management reviews the historical and planned future operations of each joint venture on a quarterly basis to determine if the Company’s investment in the Joint Venture is recoverable.

RESULTS OF OPERATIONS

General — The Company conducts all foreign transactions based on the U.S. dollar, except for its investments in foreign joint ventures. The exchange rate differential relating to investments in foreign joint ventures is accounted for under the requirements of SFAS No. 52.

Sales Originating in North America — Net sales decreased by $360,456 or 15.2% during the third quarter of 2002 from those of the third quarter of 2001. Net sales decreased by $1,337,795 or 19.3% during the nine months ended May 31, 2002 compared to the nine months ended May 31, 2001. These changes in sales are due to a decrease in demand for materials science based industrial packaging products. This decrease in demand was due to the slow down in the industrial sector we serve.

Cost of Sales — Cost of goods sold as a percentage of net sales were 49.9% and 47.2% for the third quarter of 2002 and 2001, respectively. The cost of goods sold percentage of net sales was 48.5% and 49.8% for the nine months ended May 31, 2002 and May 31, 2001. Variations are due primarily to the mix of product sales and changes in the price of resin.

Operating Expenses — As a percentage of net sales, total operating expenses were 52.4% in the third quarter of fiscal 2002 and 46.5% in the third quarter of fiscal 2001. Operating expenses were 54.1% and 47.4% of net sales for the nine months ended May 31, 2002 and for the nine months ended May 31, 2001.

Operating expense classification percentages of net sales were as follows:

	Three Months Ended		Nine Months Ended

	May 31, 2002	May 31, 2001	May 31, 2002	May 31, 2001

Selling expense	21%	16%	19%	17%
General and administrative	21	23	24	24
Research, engineering, and technical support	10	7	10	7

Selling expense increased during the third quarter of fiscal 2002 as compared to the same period in fiscal 2001. This is primarily due to the increase in salaries associated with adding additional employees to the existing sales staff and related commission and travel expenses. Selling expense amounts for the nine months ended May 31, 2002 decreased slightly over the same period in fiscal 2001 due to a reduction in spending in the first quarter of fiscal 2002 related to trade show attendance and related travel expenses. Selling expense for the three and nine months ended May 31, 2002 as a percentage of net sales increased over the same periods in fiscal 2001 due to selling expense not decreasing proportionately with the decrease in sales levels.

General and administrative expenses decreased during the three and nine months ended May 31, 2002 as compared to the same periods in fiscal 2001 due primarily to decreases in consulting expense and expenses related to the operation of Northern Instruments Corporation (a 100% owned Subsidiary). These same reasons accounted for general and administrative expenses as a percentage of net sales decreasing for the three months ended May 31, 2002, as compared to the same period in fiscal 2001. General and administrative expenses as a percentage of net sales remained stable for the nine months ended May 31, 2002, as compared to the same period in fiscal 2001.

Research, engineering, and technical support expenses increased during the three and nine months ended May 31, 2002 as compared to the same periods in fiscal 2001. This is primarily due to an increase in lab expenses and consulting services for product development and product support. Such expenses as a percentage of sales were significantly increased for the three months and nine months ended May 31, 2002 as compared to the same period in fiscal 2001 due both to research, engineering, and technical support expense not decreasing proportionately with the decrease in sales levels and an increase in expenses.

International Corporate Joint Ventures and European Holding Company — Net earnings from international corporate joint ventures and European holding company were $472,189 and $1,151,811 for the three and nine months ended May 31, 2002, respectively, compared to $335,673 and $1,115,392 for the three and the nine months ended May 31, 2001. This net increase is due to increased sales volume at certain of the Company’s joint ventures.

Income Taxes — Income tax expense for the three and nine months ended May 31, 2002 and May 31, 2001 was calculated based on management’s estimate of the Company’s annual effective income tax rate. The Company’s annual effective income tax rate for fiscal 2002 was lower than the statutory rate primarily due to the Company’s equity in income of international corporate joint ventures and European holding company being recognized based on after-tax earnings of these entities. To the extent joint ventures’ undistributed earnings are distributed to the Company, it does not result in any material additional income tax liability after the application of foreign tax credits.

LIQUIDITY AND CAPITAL RESOURCES

At May 31, 2002, the Company’s working capital was $6,500,468, including $451,318 in cash and cash equivalents and $3,500,000 in investments available for sale, compared to working capital of $5,579,475 including $3,238,283 in cash and cash equivalents as of August 31, 2001.

Net cash provided from operations has been sufficient to meet liquidity requirements, capital expenditures, research and development cost, and expansion of operations of the Company’s international joint ventures. Cash flows provided by operations for the nine months ended May 31, 2002 and 2001 were $567,288 and $440,986, respectively. The net cash provided by operations for the nine months ended May 31, 2002 resulted principally from net income, inventories, dividends and depreciation, offset by equity income of international corporate joint ventures and European holding company and increases in receivables and prepaid expenses and other. The net cash provided by operations for the nine months ended May 31, 2001 was principally from net income, depreciation, dividends received from international corporate joint ventures and accounts receivable. This was offset by equity income of international corporate joint ventures and European holding company, income tax payments, prepaid expenses, accounts payable and accrued liabilities.

Net cash used in investing activities for the nine months ended May 31, 2002 was $3,245,759, which resulted from the purchase of investments available for sale, increased investments in international corporate joint ventures, an increase in other assets and additions to property and equipment partially offset by a partial return of the Company’s original investment in European holding company and the proceed from the sale of fixed assets. Net cash used in investing activities for the nine months ended May 31, 2001 was $403,523, which resulted from investments in international corporate joint ventures, additions to property and equipment and increases in other assets.

Net cash used in financing activities for the nine months ended May 31, 2002 was $108,494, which resulted from the repurchase of common stock. Net cash used in financing activities for the nine months ended May 31, 2001 was $1,012,006, which resulted from the repurchase of common stock of $387,033 and dividends paid of $644,972 offset by proceeds from the exercise of stock options of $19,999.

The Company expects to meet future liquidity requirements with its existing cash and cash equivalents and from cash flows of future operating earnings and distributions of earnings and technical assistance fees from the international corporate joint venture investments.

The Company has no long-term debt and no material capital lease commitments at May 31, 2002; however, the Company’s subsidiary has entered into a 15-year lease agreement for 16,826 square feet of office, manufacturing, laboratory, and warehouse space requiring monthly payments of $16,434, which can be adjusted annually according to the annual consumer price index through November 2014.

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

In September 2001, the FASB also issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. SFAS No. 144 replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposal Of. The FASB issued SFAS No. 144 to establish a single accounting model, based on the framework established in SFAS No. 121, as SFAS No. 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under Accounting Principle Board Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequent Occurring Events and Transactions. SFAS No. 144 also resolves significant implementation issues related to SFAS No. 121. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. The Company expe cts to adopt SFAS No. 144 in fiscal year 2003. The Company has not yet determined the impact of SFAS No. 144 on its financial position and results of operations.

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

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
July 12, 2002	/s/ Matthew Wolsfeld

Matthew Wolsfeld, CPA
Chief Financial Officer