Form 10KSB
period 2002-08-31
NORTHERN TECHNOLOGIES INTERNATIONAL CORP
filed 2002-11-27
CIK 875582

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark one)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended August 31, 2002	Commission File No. 1-11038

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION (Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	41-0857886 (I.R.S. Employer Identification No.)

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

None.

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

The Registrant’s revenues for the fiscal year ended August 31, 2002 were $7,597,130

As of November 15, 2002, 3,635,751 shares of Common Stock of the Registrant were outstanding, and the aggregate market value of the Common Stock of the Registrant as of that date (based upon the $3.33 per share closing price of the Common Stock at that date as reported on the American Stock Exchange) excluding outstanding shares beneficially owned by directors and executive officers, was approximately $8,361,670.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (check one): YES |_| NO |X|

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

Item 1. DESCRIPTION OF BUSINESS.

(a) Business Development

Northern Instruments, Inc., a predecessor to Northern Technologies International Corporation, was incorporated in the State of Minnesota on August 4, 1970. In 1976, Northern Instruments, Inc. changed its name to Northern Instruments Corporation. In 1978, Northern Instruments Corporation, a Minnesota corporation, was merged with and into Northern Instruments Corporation, a newly formed Delaware corporation. In 1993, Northern Technologies International Corporation, a wholly owned subsidiary, was merged into Northern Instruments Corporation. As a result of such merger, Northern Instruments Corporation changed its name to Northern Technologies International Corporation, hereafter referred to as the “Company.” In 1999, the Company organized Northern Instruments Corporation, LLC, an Ohio limited liability company (“NIC”); and the instruments operations of the Company were transferred into NIC. NIC is a wholly owned subsidiary of the Company. Effective March 4, 1999, Special Control Systems, Inc., an Ohio corporation 100% owned by the Company, was merged into NIC, all operations of NIC were terminated as of August 31, 2002. The operating results and assets of NIC are included in the consolidated financial statements of the Company prior to August 31, 2002. The Company established a wholly owned subsidiary NTI Facilities, Inc. on January 1, 2000. The operating results and assets of NIC and NTI Facilities, Inc. are included in the consolidated financial statements of the Company.

(b) Business of the Company

General

The Company is a developer, manufacturer and marketer of materials science based industrial packaging products and systems. The Company’s corrosion-inhibiting industrial packaging products and systems, marketed under the name ZERUST® (“ZERUST”), are utilized in protective packaging serving a wide variety of companies in industries such as transportation, fossil fuel power generation, electronics, on-and-off-road automotive equipment, machinery for agriculture and metal processing. In a concerted effort to extend the Company’s technological grasp, however, the Company engages in scientific research and development programs in the areas of material science and corrosion protection in new applications.

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

The Company participates in various international corporate joint ventures in countries outside the United States and in similar non-contractual arrangements in various other countries. The international joint ventures provide for the manufacturing, marketing, and distribution of materials science based industrial packaging products. The Company also has a 50% ownership interest in NTI ASEAN, LLC, for its joint venture investments in the ASEAN region, other than Japan, South Korea, and Taiwan where the Company has independent corporate joint ventures of long standing. Taiyo Petroleum Gas Co. Ltd., the Company’s existing joint venture partner in Japan, owns the remaining 50% ownership interest in NTI ASEAN, LLC subject to final capitalization of NTI ASEAN, LLC. The Company has an ownership interest either directly or indirectly in joint ventures in the following countries:

Country                       Date of Original Investment
-------                       ---------------------------

Japan .......................             1987
France ......................             1990
Taiwan ......................             1990
Germany .....................             1991
Singapore* ..................             1991
Sweden ......................             1991
Brazil ......................             1993
Austria .....................             1994
Russia ......................             1994
South Korea .................             1994
Finland .....................             1995
Italy .......................             1996
United Kingdom ..............             1997
Czech Republic ..............             1997
Poland ......................             1998
Thailand* ...................             1998
China* ......................             2000
India .......................             2000
Malaysia* ...................             2000
Philippines* ................             2001
Turkey ......................             2002

*Indirect ownership interest through NTI ASEAN, LLC

In addition to the Company’s investments in the international corporate joint ventures listed above, the Company acquired a 50% ownership interest in a European holding company during fiscal year 1997. It is anticipated that this investment will be used to establish a joint venture in Holland during fiscal year 2003. During fiscal year 2002, the Company invested $141,500 for a 30% ownership interest in Mutec Instruments GmbH. This German corporation is a developer and producer of electronic industrial instrumentation. The German corporation will be accounted for using the equity method of accounting.

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

Products

The Company operates in the materials science based industrial packaging products and systems business.

Materials Science Based Industrial Packaging Products and Systems. Corrosion negatively affects products and components in the manufacturing industry. This applies to the rusting of ferrous metals (iron and steel) and the deterioration by oxidation of nonferrous metals (aluminum, copper, brass, etc.). In combating corrosion, the traditional approach has been to apply oils and greases to protect metal parts. This approach commonly requires specialized application equipment. In addition, the oils and greases may pose unacceptable health and fire hazards and also may collect and trap dirt and debris that, in some cases, may actually initiate corrosion. For the removal of such oils and greases, chemical solvents and specialized safety equipment may be necessary that typically introduce additional health and hazardous waste disposal problems.

ZERUST volatile corrosion inhibiting (“VCI”) products may entirely eliminate or reduce the use of oils and greases to inhibit corrosion; for ZERUST formulations contain proprietary chemical systems that emit a nontoxic vapor that is diffused throughout an enclosure. Electron scanning microscopy shows that the VCI-rich atmosphere causes VCI molecules to condense in a microscopic layer on all surfaces they reach. The corrosion-inhibiting layer is maintained as long as the metal product to be protected remains within the ZERUST package. Electron scanning further shows that once the contents are removed from the ZERUST package, the VCI layer revitalizes from the contents’ surfaces within two hours, leaving a clean, dry and corrosion-free product. This mechanism of corrosion protection enables the Company’s customers to package and ship metal parts so that they arrive ready for use. Furthermore, by eliminating costly greasing and degreasing processes and/or significantly reducing the use of oils to inhibit corrosion, ZERUST VCI technology provides significant savings in labor, material and capital expenditures for equipment to apply, remove and dispose of oil and grease, as compared to traditional methods of corrosion prevention.

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

The Company subsequently expanded the ZERUST product line to include a range of rigid plastic products in the form of profile and corrugated board, thermoformed dunnage trays and bins, injection and blow molded products and flat netting. The Company also has developed additives in liquid form to imbue corrugated cardboard, solid fiber and chipboard packaging materials with VCI corrosion protection properties. During fiscal year 2002, the company was approved to sell into the military, and began the process of selling ZERUST products to the consumer markets via a domestic joint venture.

Electronic Sensing Instruments. Operations were discontinued in the Company’s electronic sensing instruments business in fiscal year 2002.

Manufacturing

The Company produces certain proprietary materials science based industrial packaging formulations and products at its facility in Lino Lakes, Minnesota. The Company’s materials science based industrial packaging end products include flexible and rigid packaging systems and other products that are produced to customer specification by selected contractors who are supplied with the necessary active ingredients by the Company, under a Trade Secrecy Agreement and/or License Agreement.

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

Some of the Company’s competitors are established companies that may have financial and other resources greater than those of the Company. Additionally, some of these companies may have achieved significant market impact and brand recognition. The Company competes with such companies by providing high quality products and by attempting to provide the highest level of customer service, including real time direct technical support and applications engineering.

Significant Customers

One customer accounted for approximately 12% and 10% of net sales for the fiscal years ended August 31, 2002 and 2001, respectively.

Research and Development

The Company’s research and development activities are directed at the improvement of existing products, the development of new products and quality assurance through improved testing of the Company’s products. The Company’s research and development expenditures, including engineering and technical support, were $805,796, $648,129, and $587,434 in fiscal years 2002, 2001, and 2000, respectively. In 1997, the Company’s joint venture in Germany, Excor, established a wholly-owned subsidiary, Excor Korrosionsforschung GmbH, to conduct research into new fields of materials science based industrial packaging and the applications engineering thereof in conjunction with the Company’s domestic research and development operation. Today the Company’s internal research and development activities are conducted at its Minnesota headquarters, in Beachwood, Ohio, in Dresden, Germany; and at various international locations under the direction of internationally known scientists and research institutes under exclusive contract to the Company with respect to the subject of their respective research efforts. The conduct of the research and development activities outside Minnesota and Germany, like the results of the Company’s research and development efforts generally, invariably engenders certain proprietary rights for the Company.

Patents and Trademarks

The Company is committed to the timely and continual upgrading of its product line and the introduction of new products that are developed in-house or via exclusive technology agreements. The Company’s United States patent relating to its corrosion inhibiting products expired in 2000. The Company has not renewed or extended such patent because the Company believes that trade secrets and proprietary (albeit not patented) know-how are at least as important as patent protection in establishing and maintaining a competitive advantage; and that mere patent protection without close technical support and applications engineering will not serve to keep any given supplier in the forefront of any sophisticated technology based market.

The Company also has several registered trademarks in the United States and certain foreign countries. The registered trademarks in the U.S. are: the logo “NTI,” the word “ZERUST,” the words “THE ZERUST PEOPLE,” the word “PLASTABS,” the words “COR TAB,” and the color “YELLOW” “for anticorrosive plastic film used for packaging metallic products, for industrial and consumer use.” The Company’s trademarks have a life, subject to periodic maintenance, of 10 to 20 years, which may be extended.

Backlog

The Company had order backlog as of August 31, 2002 of $218,000. These are orders that are held by the Company pending release instructions from the customers to be used in just-in-time production. Customers generally place orders on an “as needed” basis and expect delivery within a relatively short period of time.

Working Capital and Availability of Materials

The Company does not carry excess quantities of raw materials or purchased parts because of widespread availability thereof from various suppliers. The Company has sufficient working capital to meet all obligations when due.

Employees

As of August 31, 2002, the Company had 40 full-time direct employees located in the United States, consisting of six engaged in administration, sixteen in sales and marketing, eight in research and development, nine in operations and one person responsible for international coordination. There are no unions representing the Company’s employees and the Company believes that its relations with employees are good.

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

Disclosure Control Environment

Within the 90-day period prior to the filing date of this report, management performed an evaluation, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-14© and 15d-14©. We performed this evaluation under the supervision of, and with participation from, our Chairman of the Board & Co-Chief Executive Officer, President & Co-Chief Executive Officer, and Chief Financial Officer. Based upon that evaluation we, as well as our Chairman of the Board & Co-Chief Executive Officer, President & Co-Chief Executive Officer, and Chief Financial Officer, concluded that our disclosure controls and procedures were effective. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation, and therefore we believe that our disclosure controls and procedures remain effective. We intend to periodically evaluate our disclosure controls and procedures as required by the Exchange Act Rules.

Item 2. DESCRIPTION OF PROPERTY.

The Company’s primary office, production facilities and domestic research and development operations are located at 6680 North Highway 49, Lino Lakes, Minnesota 55014. The Company owns approximately 3.5 acres at this site and three buildings thereon. The main building, consisting of approximately 15,300 square feet, is used for office space, production, research and development and shipping and receiving. A second building of approximately 7,200 square feet and a third building of approximately 4,800 square feet are used for warehouse space. In 2002, the Company sold a 10-acre parcel of land and a warehouse of approximately 18,000 square feet located in Forest Lake, Minnesota, approximately six miles from the Company’s offices.

A subsidiary of the Company, NTI Facilities, Inc., acquired a one-third ownership of Omni-Northern Ltd., an Ohio limited liability company, in contemplation of entering into a lease (as described below) for approximately 50% of the net rental space in the building itself. Omni-Northern Ltd. owns and operates a rental property located at 23205 Mercantile Road, Beachwood, Ohio, comprising approximately 1.989 acres of land and a building of approximately 33,877 square feet, having an approximate value of $2,205,000 based upon the cash-to-mortgage acquisition price of the property paid in fiscal year 2000. The Company has guaranteed up to $339,235 of the Omni-Northern Ltd.‘s $2,035,000 mortgage obligation with National City Bank, Cleveland, Ohio. NTI Facilities, Inc. has entered into a 15-year lease agreement for approximately 16,826 square feet of office, manufacturing, laboratory and warehouse space requiring monthly payments of $16,434, which can be adjusted annually according to the annual consumer price index through November 2014. By its ownership in Omni-Northern Ltd., NTI Facilities Inc. is entitled to one third of operating results of Omni-Northern Ltd. The building is now fully leased.

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

                                                                  Common Stock
                                                                  ------------
                                                               High           Low
                                                               ----           ---
2002:
     Fourth fiscal quarter.............................       $3.760        $3.250
     Third fiscal quarter..............................        4.500         3.650
     Second fiscal quarter.............................        4.700         4.060
     First fiscal quarter..............................        5.000         4.200
2001:
     Fourth fiscal quarter.............................       $5.250        $4.950
     Third fiscal quarter..............................        5.600         4.500
     Second fiscal quarter.............................        6.250         4.688
     First fiscal quarter..............................        8.000         6.375

The Company declared Common Stock cash dividends of $0.16 per share to shareholders of record on December 3, 1999; and $0.17 per share to shareholders of record on December 1, 2000. The Company’s Board of Directors will continue to consider the payment of dividends annually, based on the Company’s net income and operating cash requirements.

As of August 31, 2002, approximately 410 shareholders of record held the Company’s Common Stock.

Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Fiscal Year 2002 Compared to Fiscal Year 2001

Net Sales and Cost of Sales. The Company had net sales originating in the United States of $7,594,383 in fiscal year 2002; a decrease of $1,675,336 or 18.1% from net sales of $9,269,719 in fiscal year 2001. The decrease in net sales was due primarily to a decrease in the volume of materials science based industrial packaging products sold to new and existing customers in North America. The decrease in demand was due to the continued slowdown in the industrial sector that the Company serves. One existing customer accounted for 12% of sales in fiscal year 2002 and 10% of sales in fiscal year 2001.

Cost of sales decreased as a percentage of sales to 47.3% in fiscal year 2002 from 49.7% in fiscal year 2001. The variation in the cost of sales percentage is attributable to the decrease in the market price for certain raw materials.

Selling Expenses. The Company’s selling expenses increased by $20,636 or 1.4% to $1,467,527 in fiscal year 2002 from $1,446,891 in fiscal year 2001. The increase in selling expenses in fiscal year 2002 was primarily related to a combination of increases in consulting expense of approximately $48,000, salary and commission and travel related expenses for sales personnel of approximately $66,000, and decreases in depreciation expense of approximately $32,000, and expenses related to trade shows of approximately $40,000. As a percentage of sales these costs increased to 19.3% in fiscal year 2002 from 15.6% in fiscal year 2001 due to the decreased level of net sales and the overall slight increase in selling expenses in fiscal year 2002.

General and Administrative Expenses. The Company’s general and administrative expenses decreased by $123,033 or 5.9% to $1,965,657 in fiscal year 2002 from $2,088,690 in fiscal year 2001. The decrease is attributed to there being no expenses relating to NIC, which in fiscal year 2001 was $200,000; the wholly owned subsidiary ceased operations in fiscal year 2002. Additionally, there was a decrease in total salary expense of approximately $44,000 and a decrease in travel of $40,000. There were increases in legal fees and information technology expense of approximately $100,000. As a percentage of sales, general and administrative expenses increased to 25.9% in fiscal year 2002 from 22.5% in fiscal year 2001.

Research, Engineering, and Technical Support Expenses. The Company’s research, engineering, and technical support expenses increased by $157,667 or 24.3% to $805,796 in fiscal year 2002 from $648,129 in fiscal year 2001. An increase of approximately $175,000 is attributed to an increase in salary expense related to hiring additional people in technical support. As a result of the Company’s international research and development activities, certain proprietary rights to new technology have been added to the Company. As a percentage of sales, research, engineering and technical support expenses increased to 10.6% in fiscal year 2002 from 7.0% in fiscal year 2001 due to the decreased level of net sales and the increase in spending.

International Corporate Joint Ventures and European Holding Company. The Company continues its business program of establishing corporate joint venture arrangements in international markets directly, or indirectly through NTI ASEAN, LLC (“NTI ASEAN”). The Company maintains a 50% ownership interest in NTI ASEAN, with the remaining 50% ownership interest owned by Taiyo Petroleum Gas Co. Ltd., which also owns the other 50% ownership interest in the Company’s corporate joint venture located in Japan.

The Company and/or an existing corporate joint venture manufactures and supplies proprietary ingredients, which make the finished products functional and enable manufacturing of the finished products to take place in the foreign countries. The corporate joint ventures then market the finished products in their respective territories, and the corporate joint ventures’ profits are shared by the respective corporate joint venture shareholders in accordance with share ownership.

Corporate joint venture sales were as follows:

                                                               2002            2001

Direct ownership interest ..............................   $ 24,931,945    $ 21,218,289
Indirect ownership interest (NTI ASEAN) ................      2,072,326       1,938,092
                                                           ------------    ------------
Total ..................................................   $ 27,004,271    $ 23,156,381
                                                           ============    ============

The Company receives fees for technical and other support to the corporate joint ventures based on the revenues of the individual corporate joint ventures. The Company recognized fee income for such support in the amounts of $2,234,713 and $2,527,795 for fiscal years 2002 and 2001, respectively. The decrease in fees for technical and other support to corporate joint ventures was primarily due to the decrease in fees related to the international corporate joint venture in Germany.

The Company incurred direct expenses related to corporate joint ventures and the European holding company of $1,714,131 and $1,981,810 in fiscal years 2002 and 2001, respectively. These expenses include: technical and marketing services to existing joint ventures, legal fees regarding the establishment of new joint ventures, registration and promotion of worldwide trademarks and legal fees incurred in the filing of patent applications for new technologies to which the Company acquired certain rights. Additionally in 2001, the Company incurred expenses totaling $314,347 relating to the Joint Venture Conference held in Chennai, India which are included in Expenses incurred in support of international corporate joint ventures. This conference is held approximately every three years as a means to discuss new products and technologies being offered and to evaluate current and future market and material science strategies for all joint ventures. During fiscal 2002, the Company began accruing expenses related to the anticipated joint venture conference that will be held in 2004.

The Company’s investments in corporate joint ventures and the European holding company are accounted for using the equity method and resulted in income to the Company of $1,035,053 and $543,455 for fiscal years 2002 and 2001, respectively.

The Company also has an investment in a European holding company, which is in the process of being converted into a new European joint venture in Holland.

Interest Income. The Company’s interest income decreased to $90,310 in fiscal year 2002 from $143,452 in fiscal year 2001 due to the decrease in interest rates during fiscal year 2002.

Income Before Income Taxes. Income before income taxes decreased $295,270 to $1,412,176 in fiscal year 2002, compared to the income before income taxes of $1,707,446 in fiscal year 2001, a net decrease of 17.3%.

Income Taxes. The Company’s effective income tax rate was 13.1% and 34.3% for fiscal years 2002 and 2001, respectively. The Company’s annual effective income tax rate for fiscal 2002 was lower than the statutory rate primarily due to the Company’s equity in income of international corporate joint ventures and European holding company being recognized based on after-tax earnings of these entities. To the extent joint ventures’ undistributed earnings are distributed to the Company, it does not result in any material additional income tax liability after the application of foreign tax credits.

Fiscal Year 2001 Compared to Fiscal Year 2000

Net Sales and Cost of Sales. The Company had net sales originating in the United States of $9,269,719 in fiscal year 2001; a decrease of $1,790,310 or 16.2% from net sales of $11,060,029 in fiscal year 2000. The decrease in net sales was due primarily to a decrease in the volume of materials science based industrial packaging products sold to new and existing customers in North America. The decrease was due to the slowdown in the industrial sector that the Company serves. One existing customer accounted for 10% of sales in fiscal year 2001 and 14% of sales in fiscal year 2000.

The cost of sales decreased as a percentage of sales to 49.7% in fiscal year 2001 from 50.5% in fiscal year 2000. The variation in the cost of sales percentage is attributable to the decrease in the market price for certain raw materials.

Selling Expenses. The Company’s selling expenses increased by $138,276 or 10.6% to $1,446,891 in fiscal year 2001 from $1,308,615 in fiscal year 2000. The increase in selling expenses in fiscal year 2001 was primarily related to increases in general insurance expense and travel-related expenses. As a percentage of sales these costs increased to 15.6% in fiscal year 2001 from 11.8% in fiscal year 2000 due to the decreased level of net sales and the overall increase in selling expenses in fiscal year 2001.

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

International Corporate Joint Ventures and European Holding Company. The Company continues its business program of establishing corporate joint venture arrangements in international markets directly or indirectly through NTI ASEAN, LLC (“NTI ASEAN”). The Company maintains a 50% ownership interest in NTI ASEAN, with the remaining 50% ownership interest owned by Taiyo Petroleum Gas Co. Ltd., which also owns the other 50% ownership interest in the Company’s corporate joint venture located in Japan.

The Company and/or an existing corporate joint venture manufactures and supplies patented and/or proprietary ingredients, which make the finished products functional and enable manufacturing of the finished products to take place in the foreign countries. The corporate joint ventures then market the finished products in their respective territories, and the corporate joint ventures’ profits are shared by the respective corporate joint venture shareholders in accordance with share ownership.

Corporate joint venture sales were as follows:

                                                                2001           2000

Direct ownership interest ..............................    $ 21,218,289   $ 23,913,708
Indirect ownership interest (NTI ASEAN) ................       1,938,092      1,288,396
                                                            ------------   ------------
Total ..................................................    $ 23,156,381   $ 25,202,104
                                                            ============   ============

The Company receives fees for technical and other support to the corporate joint ventures based on the revenues of the individual corporate joint ventures. The Company recognized fee income for such support in the amounts of $2,527,795 and $2,749,578 for fiscal years 2001 and 2000, respectively. The decrease in fees for technical and other support to corporate joint ventures was primarily due to the decrease in sales volume at certain of the Company’s corporate joint ventures.

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

Income Taxes. The Company’s effective income tax rate was 32.5% and 34.3% for fiscal year 2001 and 2000, respectively. The effective income tax rate for the Company in fiscal year 2001 was lower than the statutory rate, since the Company’s equity in income of its international corporate joint ventures and in the European holding company are recognized based on after-tax earnings of these entities, resulting in foreign tax credits.  Thus, to the extent the corporate joint ventures’ and the foreign company’s undistributed earnings were distributed to the Company during fiscal years 2001 and 2000, such distributions did not result in material additional income tax liability after the application of foreign tax credits.  The decrease in the Company’s effective income tax rate in fiscal year 2001 is primarily due to an increase in the percentage of equity in income of its international corporate joint ventures and European holding company to income before income taxes in fiscal year 2001 when compared to fiscal year 2000.

Liquidity and Capital Resources

At August 31, 2002, the Company’s working capital was $6,276,934, including $230,274 in cash and cash equivalents and $4,008,417 in investments available for sale, compared to working capital of $5,579,475 including $3,238,283 in cash and cash equivalents as of August 31, 2001.

Net cash provided from operations has been sufficient to meet liquidity requirements, capital expenditures, research and development cost, and expansion of operations of the Company’s international joint ventures. Cash flows provided by operations for the fiscal year ended August 31, 2002 and 2001 were $1,115,418 and $1,134,997, respectively. The net cash provided by operations for the fiscal year ended August 31, 2002 resulted principally from net income, accounts payable, income tax payable, dividends and depreciation, offset by equity income of international corporate joint ventures and European holding company and increases in receivables and accrued liabilities. The net cash flow from operations for fiscal years 2001, 2000, and 1999 resulted principally from net income and international joint venture dividends offset by a non-cash component of net income identified as equity in income of international corporate joint ventures and European holding company.

Net cash used in investing activities for the fiscal year ended August 31, 2002 was $3,927,743, which resulted from the purchase of investments available for sale, increased investments in international corporate joint ventures, an increase in other assets and additions to property and equipment partially offset by a partial return of the Company’s original investment in European holding company and the proceed from the sale of fixed assets.

Net cash used in financing activities for the fiscal year ended August 31, 2002 was $195,684, which resulted from the repurchase of common stock. Net cash used in financing activities for the fiscal year ended August 31, 2001 was $1,262,005, which resulted from the repurchase of common stock of $637,032 and dividends paid of $644,972 offset by proceeds from the exercise of stock options of $19,999.

The Company expects to meet future liquidity requirements with its existing cash and cash equivalents and from cash flows of future operating earnings and distributions of earnings and technical assistance fees from the international corporate joint venture investments.

The Company has no long-term debt and no material capital lease commitments at August 31, 2002; however, the Company’s subsidiary has entered into a 15-year lease agreement for 16,826 square feet of office, manufacturing, laboratory, and warehouse space requiring monthly payments of $16,434, which can be adjusted annually according to the annual consumer price index through November 2014.

The Company has no postretirement benefit plan and does not anticipate establishing any postretirement benefit program.

Inflation in the U.S. historically has had little effect on the Company.

Critical Accounting Policies

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make not only estimates and judgments that affect the reported amounts of assets and liabilities and expenses, but also related disclosures. The Company bases the estimates on historical experience, knowledge of economic and market factors and various other assumptions that it believes to be reasonable under the circumstances. Actual results may differ materially from these estimates if the assumptions or conditions turn out to be incorrect. The Company believes the following critical accounting policies are affected by significant estimates, assumptions and judgments used in the preparation of its consolidated financial statements:

Revenue Recognition. In recognizing revenue in any period, the Company applies the provisions of Staff Accounting Bulletin 101, Revenue Recognition. The Company recognizes revenue from the sale of its products when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured. A portion of the gross profit on products shipped to the Company’s international corporate joint ventures is deferred until such products are sold by the international corporate joint ventures.

Long-lived Assets. The Company evaluates the carrying value of long-lived assets, consisting primarily of property, plant and equipment, whenever certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Such events or circumstances include, but are not limited to, a prolonged industry downturn, a current-period operating cash flow loss combined with a history of operating cash flow losses, or significant reductions in projected future cash flows. In assessing the recoverability of long-lived assets, the Company compares the carrying value to the undiscounted future cash flows the assets are expected to generate. If the total of the undiscounted future cash flows is less than the carrying amount of the assets, the assets will be written down based on the excess of the carrying amount over the fair value of the assets. Fair value would generally be determined by calculating the discounted future cash flows using a discount rate based upon our weighted average cost of capital. Based upon the estimate of the future undiscounted cash flows, the Company has not recognized an impairment loss for the fiscal year ended August 31, 2002. Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including long-term forecasts of overall market conditions. The Company expects improved operating results in fiscal 2003 and beyond. Changes in these estimates could have a material adverse effect on the assessment of the long-lived assets, thereby requiring the Company to write down the assets.

Investments in International Joint Ventures. The Company accounts for its international joint ventures using the equity method of accounting for investments, as the Company maintains between 20% and 50% investments in each of its international joint ventures. The Company obtains financial statements from each international joint venture on a quarterly basis and adjusts the carrying value of each individual joint venture investment quarterly. An adjustment is made to the individual international joint venture investment, equity in income and foreign currency translation gain or loss. Dividends received from the international joint venture investments are recorded as a reduction of the carrying value of the international joint venture investment. The Company periodically assesses its investments for other-than-temporary declines in the value of the investments. Indicators of an other-than-temporary decline in an investment would include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity, which would justify the carrying amount of the investment. A current fair value of an investment that is less than its carrying amount may indicate a loss in value of the investment. An other-than-temporary loss would be recorded when identified.

Inventory. Inventories are valued at the lower of cost (first-in, first-out basis) or net realizable value. Reserves are established for the valuation of inventory at the lower of cost or net realizable value by analyzing market conditions, estimates of future sales prices, inventory costs and inventory balances.

The Company evaluates inventory balances for excess quantities and obsolescence on a regular basis by analyzing backlog, estimated demand, inventory on hand, sales levels and other information. The Company establishes a reserve against inventory balances for excess and obsolete inventory based on the analysis.

Income Taxes. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard No. 109 (“SFAS 109”), Accounting for Income Taxes. As part of the process of preparing its consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves the Company estimating its actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the Company’s consolidated balance sheet. The Company must then assess the likelihood that its deferred tax assets will be recovered from future taxable income and to the extent the Company believes that recovery is not likely, the Company establishes a valuation allowance. To the extent the Company establishes a valuation allowance or increases this allowance in a period, an expense is included within the tax provision in the statement of operations.

Significant management judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against the Company’s net deferred tax assets. The Company assesses the need for a valuation allowance due to uncertainties related to its ability to utilize some of its deferred tax assets, primarily consisting of certain net operating losses carried forward and foreign tax credits, before they expire. This assessment is based on management’s estimates of taxable income by jurisdiction in which the Company operates and the period over which the Company’s deferred tax assets will be recoverable. As of August 31, 2002, the Company has not recorded a valuation allowance related to its deferred tax assets. In the event that actual results differ from these estimates, or the Company would adjust these estimates in future periods, the Company may need to establish a valuation allowance which could materially impact its financial position and results of operations.

Recently Issued Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets (the Statements). The Company does not currently have any goodwill or intangible assets relating to business acquisitions. The Company adopted these statements effective September 1, 2002. The Company does not anticipate that the adoption of these statements will impact its financial position and results of operations.

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company expects to adopt SFAS No. 143 effective September 1, 2002. The Company has not yet determined the impact of SFAS No. 143 on its financial position and results of operations.

In September 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. SFAS No. 144 replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The FASB issued SFAS No. 144 to establish a single accounting model, based on the framework established in SFAS No. 121, as SFAS No. 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under Accounting Principle Board Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequent Occurring Events and Transactions. SFAS No. 144 also resolves significant implementation issues related to SFAS No. 121. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001 and are to be applied prospectively. The Company will adopt SFAS No. 144 effective September 1, 2002. The Company has not yet determined the impact of SFAS No. 144 on its financial position and results of operations.

Item 7. FINANCIAL STATEMENTS.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following items are included herein:

INDEPENDENT AUDITORS’ REPORT

To the Stockholders and Board of Directors
Northern Technologies International Corporation
Lino Lakes, Minnesota

We have audited the accompanying consolidated balance sheets of Northern Technologies International Corporation and Subsidiaries (the Company) as of August 31, 2002 and 2001 and the related consolidated statements of income, stockholders’ equity, and cash flows for the years ended August 2002, 2001 and 2000. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Northern Technologies International Corporation and Subsidiaries at August 31, 2002 and 2001 and the results of their operations and their cash flows for the years ended August 31, 2002, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP

Minneapolis, Minnesota
November 15, 2002

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AUGUST 31, 2002 AND 2001

                                                                                      2002            2001
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents ...................................................  $    230,274    $  3,238,283
   Investments available for sale ..............................................     4,008,417              --
   Receivables:
     Trade less allowance for doubtful accounts of $12,477 and
       $25,000, respectively ...................................................     1,009,674         864,319
     Trade, international corporate joint ventures .............................       239,967         193,509
     Technical and other services, international corporate joint ventures ......       625,294         629,816
     Income taxes ..............................................................            --          86,533
   Inventories .................................................................       859,228         913,911
   Prepaid expenses and other ..................................................        85,368          90,886
   Deferred income taxes .......................................................        45,000          80,000
                                                                                  ------------    ------------
           Total current assets ................................................     7,103,221       6,097,257

PROPERTY AND EQUIPMENT, net ....................................................       409,780       1,067,138

OTHER ASSETS:
   Investments in international corporate joint ventures .......................     4,919,600       3,923,883
   Investment in European holding company ......................................        30,812         209,748
   Investment in and note receivable from German corporation ...................       260,225              --
   Deferred income taxes .......................................................       395,000         380,000
   Other .......................................................................       906,880         729,838
                                                                                  ------------    ------------
                                                                                     6,512,517       5,243,469
                                                                                  ------------    ------------
                                                                                  $ 14,025,518    $ 12,407,864
                                                                                  ============    ============

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
   Accounts payable ............................................................  $    492,102    $    240,109
   Income taxes ................................................................       173,126              --
   Accrued liabilities:
     Payroll and related benefits ..............................................        97,380          80,811
     Other .....................................................................        63,679         196,862
                                                                                  ------------    ------------
           Total current liabilities ...........................................       826,287         517,782

DEFERRED GROSS PROFIT ..........................................................        25,000          25,000

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY:
   Preferred stock, no par value; authorized 10,000 shares; none issued
   Common stock, $.02 par value per share; authorized 10,000,000 shares; issued
     and outstanding 3,644,551 and 3,689,551 shares, respectively ..............        72,891          73,791
   Additional paid-in capital ..................................................     4,228,682       4,318,682
   Retained earnings ...........................................................     9,322,258       8,199,866
   Accumulated other comprehensive loss ........................................      (449,600)       (727,257)
                                                                                  ------------    ------------
           Total stockholders’ equity ..........................................    13,174,231      11,865,082
                                                                                  ------------    ------------
                                                                                  $ 14,025,518    $ 12,407,864
                                                                                  ============    ============

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED AUGUST 31, 2002, 2001 AND 2000

                                                             2002           2001           2000

SALES ORIGINATING IN NORTH AMERICA ....................  $ 7,594,383    $ 9,269,719    $ 11,060,029

COST OF GOODS SOLD ....................................    3,589,172      4,611,455       5,590,439
                                                         -----------    -----------    ------------

GROSS PROFIT ..........................................    4,005,211      4,658,264       5,469,590

OPERATING EXPENSES:
   Selling ............................................    1,467,527      1,446,891       1,308,615
   General and administrative .........................    1,965,657      2,088,690       2,097,991
   Research, engineering, and technical support .......      805,796        648,129         587,434
                                                         -----------    -----------    ------------
                                                           4,238,980      4,183,710       3,994,040
                                                         -----------    -----------    ------------

OPERATING INCOME (LOSS) ...............................     (233,769)       474,554       1,475,550

INTERNATIONAL CORPORATE JOINT VENTURES AND
     EUROPEAN HOLDING COMPANY:
   Equity in income of international corporate joint
     ventures and European holding company ............    1,035,053        543,455         854,032
   Fees for technical and other services provided to
     international corporate joint ventures ...........    2,234,713      2,527,795       2,749,578
   Expenses incurred in support of international
     corporate joint ventures .........................   (1,714,131)    (1,981,810)     (1,312,213)
                                                         -----------    -----------    ------------
                                                           1,555,635      1,089,440       2,291,397

INTEREST INCOME .......................................       90,310        143,452         238,858
                                                         -----------    -----------    ------------

INCOME BEFORE INCOME TAXES ............................    1,412,176      1,707,446       4,005,805

INCOME TAXES ..........................................      185,000        555,000       1,375,000
                                                         -----------    -----------    ------------

NET INCOME ............................................  $ 1,227,176    $ 1,152,446    $  2,630,805
                                                         ===========    ===========    ============

NET INCOME PER SHARE:
   Basic ..............................................  $      0.34    $      0.31    $       0.68
                                                         ===========    ===========    ============
   Diluted ............................................  $      0.34    $      0.31    $       0.68
                                                         ===========    ===========    ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
   Basic ..............................................    3,665,961      3,761,211       3,857,964
                                                         ===========    ===========    ============
   Diluted ............................................    3,665,961      3,763,363       3,869,075
                                                         ===========    ===========    ============

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AUGUST 31, 2002, 2001 AND 2000

                                                                                              Notes and
                                                                                               Related
                                                                                               Interest
                                                                                              Receivable
                                                                                 Accumulated     from
                                      Common Stock      Additional                  Other     Purchase of      Total
                                  --------------------    Paid-in    Retained   Comprehensive   Common     Stockholders’
                                   Shares       Amount    Capital    Earnings   (Income) Loss    Stock        Equity

BALANCE AT AUGUST 31, 1999 .....  3,865,103    $77,302  $4,613,806  $6,481,550    $(318,561)   $(129,807)   $10,724,290

   Repurchase of common stock ..    (74,874)    (1,498)   (149,748)   (400,137)          --           --       (551,383)
   Stock options exercised .....     12,889        258      68,492          --           --           --         68,750
   Payment received on note
     receivable ................         --         --          --          --           --      129,807        129,807
   Dividends on common stock -
     $.16 per share ............         --         --          --    (618,932)          --           --       (618,932)
   Comprehensive income, 2000:
     Foreign currency
       translation adjustment ..                                            --     (275,533)                   (275,533)
     Net income ................                                     2,630,805           --                   2,630,805
                                                                                                            -----------
       Comprehensive
         income, 2000 ..........                                                                              2,355,272
                                  ---------    -------  ----------  ----------    ---------    ---------    -----------

BALANCE AT AUGUST 31, 2000 .....  3,803,118     76,062   4,532,550   8,093,286     (594,094)          --     12,107,804

   Repurchase of common stock ..   (116,900)    (2,338)   (233,800)   (400,894)          --           --       (637,032)
   Stock options exercised .....      3,333         67      19,932          --           --           --         19,999
   Dividends on common stock -
     $.17 per share ............         --         --          --    (644,972)          --           --       (644,972)
   Comprehensive income, 2001:
     Foreign currency
       translation adjustment ..                                            --     (133,163)                   (133,163)
     Net income ................                                     1,152,446           --                   1,152,446
                                                                                                            -----------
       Comprehensive
         income, 2001 ..........                                                                              1,019,283
                                  ---------    -------  ----------  ----------    ---------    ---------    -----------

BALANCE AT AUGUST 31, 2001 .....  3,689,551     73,791   4,318,682   8,199,866     (727,257)          --     11,865,082

   Repurchase of common stock ..    (45,000)      (900)    (90,000)   (104,784)          --           --       (195,684)
   Comprehensive income, 2002:
     Foreign currency
       translation adjustment ..                                            --      277,657                     277,657
     Net income ................                                     1,227,176           --                   1,227,176
                                                                                                            -----------
       Comprehensive
         income, 2002 ..........                                                                              1,504,833
                                  ---------    -------  ----------  ----------    ---------    ---------    -----------

BALANCE AT AUGUST 31, 2002 .....  3,644,551    $72,891  $4,228,682  $9,322,258    $(449,600)   $      --    $13,174,231
                                  =========    =======  ==========  ==========    =========    =========    ===========

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS
YEARS ENDED AUGUST 31, 2002, 2001 AND 2000

                                                                           2002           2001           2000

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income .......................................................  $ 1,227,176    $ 1,152,446    $ 2,630,805
   Adjustments to reconcile net income to net cash provided
       by operating activities:
     Depreciation ...................................................      194,329        265,309        198,264
     Gain on disposal of fixed assets ...............................      (12,032)            --             --
     Investment impairment loss .....................................           --        150,000             --
     Equity in income of international corporate joint ventures
       and European holding company .................................   (1,035,053)      (543,455)      (854,032)
     Dividends received from international corporate
       joint ventures ...............................................      453,049        308,252        273,119
     Deferred income taxes ..........................................       20,000         70,000       (150,000)
     Deferred gross profit ..........................................           --        (25,000)       (10,000)
     Changes in assets and liabilities:
       Receivables:
         Trade receivables ..........................................     (145,355)       285,239        329,088
         Trade receivables, international corporate joint ventures ..      (46,458)        47,197        (14,816)
         Technical and other services receivables international
           corporate joint ventures .................................        4,522        (21,680)      (134,583)
         Income taxes ...............................................       86,533        (86,533)            --
       Inventories ..................................................       54,683         15,750         83,864
       Prepaid expenses and other ...................................        5,518        (39,820)       (14,058)
       Accounts payable .............................................      251,993         18,873         71,908
       Income taxes .................................................      173,126       (313,806)         6,618
       Accrued liabilities ..........................................     (116,613)      (147,775)       204,656
                                                                       -----------    -----------    -----------
           Net cash provided by operating activities ................    1,115,418      1,134,997      2,620,833

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of investments available for sale ......................   (4,008,417)            --             --
   Additions to property ............................................     (193,253)      (113,258)      (302,224)
   Proceeds from the sale of property and equipment .................      668,314             --             --
   Investments in international corporate joint ventures ............     (136,056)      (185,301)      (101,083)
   Proceeds from partial return of Investment in European
     holding company ................................................      178,936             --             --
   Investment in and note receivable from German corporation ........     (260,225)            --             --
   Increase in other assets .........................................     (177,042)      (176,207)      (155,920)
   Payment on note receivable from purchase of common stock .........           --             --        129,807
                                                                       -----------    -----------    -----------
           Net cash used in investing activities ....................   (3,927,743)      (474,766)      (429,420)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends paid ...................................................           --       (644,972)      (618,932)
   Repurchase of common stock .......................................     (195,684)      (637,032)      (551,383)
   Issuance of common stock .........................................           --         19,999         68,750
                                                                       -----------    -----------    -----------
           Net cash used in financing activities ....................     (195,684)    (1,262,005)    (1,101,565)
                                                                       -----------    -----------    -----------

NET (DECREASE) INCREASE IN CASH AND
   CASH EQUIVALENTS .................................................   (3,008,009)      (601,774)     1,089,848

CASH AND CASH EQUIVALENTS AT BEGINNING
   OF YEAR ..........................................................    3,238,283      3,840,057      2,750,209
                                                                       -----------    -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR ............................  $   230,274    $ 3,238,283    $ 3,840,057
                                                                       ===========    ===========    ===========

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED AUGUST 31, 2001, 2000, AND 1999

1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Business Operations — Northern Technologies International Corporation and Subsidiaries (the Company) are engaged in the development, manufacture, and marketing of proprietary material science based industrial packaging products and electronic sensing instruments.

Consolidation — The consolidated financial statements include the accounts of Northern Technologies International Corporation and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated.

Sales Originating in North America — The Company considers sales originating in North America to be all sales shipped from the Company’s facilities located in Minnesota and Ohio. There are no sales from the international corporate joint ventures included in the amount as the Company’s investments in international corporate joint ventures are accounted for using the equity method.

Cash Equivalents — The Company considers investments with an original maturity of three months or less to be cash equivalents.

Investments Available for Sale — The Company accounts for securities available for sale in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”). SFAS No. 115 requires that available-for-sale securities be carried at fair value, with unrealized gains and losses reported as other comprehensive income within shareholders’ investment, net of applicable income taxes. Realized gains and losses and decline in value deemed to be other-than-temporary on available-for-sale securities are included in other income. Fair value of the securities is based upon the quoted market price on the last business day of the fiscal year. The cost basis for realized gains and losses on available-for-sale securities is determined on a specific identification basis. At August 31, 2002, the Company’s securities available for sale consisted of commercial paper, corporate debt, certificate’s of deposit and discount notes with a cost value of $4,008,417 which approximates fair value.

Inventories — Inventories are recorded at the lower of cost (first-in, first-out basis) or market.

Property and Depreciation — Property and equipment are stated at cost. Depreciation is computed using the straight-line method based on the estimated service lives of the various assets as follows:

Buildings and improvements ..................   5-20 years
Machinery and equipment .....................   3-10 years

Investments in International Corporate Joint Ventures — Investments in international corporate joint ventures are accounted for using the equity method. Intercompany profits on inventories held by the international corporate joint ventures which were purchased from the Company have been eliminated based on the Company’s ownership percentage in each international corporate joint venture.

Investment in European Holding Company — Investment in European holding company is accounted for using the equity method.

Recoverability of Long-Lived Assets — The Company reviews its long-lived assets whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. The Company determines potential impairment by comparing the carrying value of the assets with expected net cash flows expected to be provided by operating activities of the business or related products. Should the sum of the expected undiscounted future net cash flows be less than the carrying value, the Company would determine whether an impairment loss should be recognized. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the asset. As of August 31, 2002, the Company did not consider any of its assets impaired.

Income Taxes — The Company utilizes the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. SFAS No. 109 requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Foreign Currency Translation (Accumulated Other Comprehensive Loss) — The functional currency of the international corporate joint ventures and the foreign company is the applicable local currency. The translation of the applicable foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average monthly exchange rate. Translation gains or losses are reported as an element of accumulated other comprehensive loss.

Revenue Recognition — In recognizing revenue in any period, the Company applies the provisions of Staff Accounting Bulletin 101, Revenue Recognition. The Company recognizes revenue from the sale of its products when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured. A portion of the gross profit on products shipped to the Company’s international corporate joint ventures is deferred until such products are sold by the international corporate joint ventures.

Shipping and Handling — During fiscal year 2001, the Company adopted Emerging Issues Task Force (EITF) 00-10, Accounting for Shipping and Handling Costs. EITF 00-10 requires all amounts billed to customers in a sales transaction related to shipping and handling to be classified as sales. The Company records costs related to shipping and handling in cost of goods sold. Prior period sales and cost of goods sold have been adjusted for this change, which had no effect on previously reported net income.

Research and Development — Research and development expenditures are expensed as incurred. Total research and development expenses were $805,796, $648,129, and $587,434 for the fiscal years ended August 31, 2002, 2001 and 2000, respectively.

Fees for Technical and Other Services Provided to International Corporate Joint Ventures — Fees for technical and other services to international corporate joint ventures are recognized at the time the service is provided.

Stock-Based Compensation — The Company has adopted SFAS No. 123, Accounting for Stock-Based Compensation. This statement defines a fair value-based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, the statement also allows an entity to continue to measure compensation cost for those plans using the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Under the fair value-based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic value-based method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company accounts for stock options grants and awards to employees in accordance with APB Opinion No. 25 and related interpretations.

Net Income Per Share — Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share assumes the exercise of stock options using the treasury stock method, if dilutive. Diluted net income per share is computed by dividing net income by the weighted average common and common equivalent shares outstanding. For the fiscal years ended August 31, 2002, 2001 and 2000, the assumed exercise of stock options increased the weighted average common and common equivalent shares outstanding by 0, 2,152, and 11,111 shares, respectively. Options to purchase 128,896, 68,649, and 15,489 shares of common stock as of August 31, 2002, 2001 and 2000, respectively, were not included in the computations of diluted net income per share because the options’ exercise prices were greater than the average market price of the Company’s common stock during the respective periods.

Use of Estimates — The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America (generally accepted accounting principles) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value Disclosure of Financial Instruments — Cash and cash equivalents, receivables, and current liabilities are carried at amounts which reasonably approximate their fair value due to their short-term nature.

Reclassifications — Certain reclassifications have been made to the fiscal year 2001 and 2000 financial statements to conform to the presentation used in the fiscal year 2002 financial statements. The reclassifications had no effect on stockholders’ equity or net income as previously reported.

Derivative Instruments and Hedging Activities — Effective September 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivatives, including those embedded in other contracts, be recognized as either assets or liabilities and that those financial instruments be measured at fair value. The accounting for changes in the fair value of derivatives depends on their intended use and designation. Management has reviewed the requirements of SFAS No. 133 and has determined that they have no freestanding or embedded derivatives. All contracts that contain provisions meeting the definition of a derivative also meet the requirements of, and have been designated as, normal purchases and sales. The Company’s policy is to not use freestanding derivatives and to not enter into contracts with terms that cannot be designated as normal purchases or sales.

Recently Issued Accounting Pronouncements — In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets (the Statements). The Company does not currently have any goodwill or intangible assets relating to business acquisitions. The Company adopted these statements effective September 1, 2002. The Company does not anticipate that the adoption of these statements will impact its financial position and results of operations.

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company expects to adopt SFAS No. 143 effective September 1, 2002. The Company has not yet determined the impact of SFAS No. 143 on its financial position and results of operations.

In September 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. SFAS No. 144 replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The FASB issued SFAS No. 144 to establish a single accounting model, based on the framework established in SFAS No. 121, as SFAS No. 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under Accounting Principle Board Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequent Occurring Events and Transactions. SFAS No. 144 also resolves significant implementation issues related to SFAS No. 121. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001 and are to be applied prospectively. The Company will adopt SFAS No. 144 effective September 1, 2002. The Company has not yet determined the impact of SFAS No. 144 on its financial position and results of operations.

2. INVENTORIES

Inventories at August 31 consist of the following:

                                                       2002               2001

Production materials .....................           $249,596           $396,793
Work-in-process ..........................              1,737             27,071
Finished goods ...........................            607,895            490,047
                                                     --------           --------
                                                     $859,228           $913,911
                                                     ========           ========

3. PROPERTY AND EQUIPMENT

Property and equipment at August 31 consist of the following:

                                                        2002              2001

Land .......................................        $   29,097        $  246,097
Buildings and improvements .................           521,480         1,165,542
Machinery and equipment ....................           693,245         1,180,823
                                                    ----------        ----------
                                                     1,243,822         2,592,462
Less accumulated depreciation ..............           834,042         1,525,324
                                                    ----------        ----------
                                                    $  409,780        $1,067,138
                                                    ==========        ==========

4. INVESTMENTS

International Joint Ventures — The Company participates in various international corporate joint ventures in countries outside the United States and in similar noncontractual arrangements in various other countries. The international joint ventures provide for the manufacturing, marketing, and distributing of material science based industrial packaging products. The Company also has a 50% ownership interest in NTI ASEAN, LLC for its joint venture investments in the ASEAN region, which does not encompass investments in corporate joint ventures in other Asian countries outside the ASEAN region, such as Japan, South Korea or Taiwan. An existing joint venture partner owns the remaining 50% ownership interest in NTI ASEAN, LLC. The Company has an ownership interest, either directly or indirectly, in international corporate joint ventures in the following countries:

                                                                       Date of
Country                                                               Investment

Japan ...........................................................        1987
France ..........................................................        1990
Taiwan ..........................................................        1990
Germany .........................................................        1991
Singapore* ......................................................        1991
Sweden ..........................................................        1991
Brazil ..........................................................        1993
Austria .........................................................        1994
Russia ..........................................................        1994
South Korea .....................................................        1994
Finland .........................................................        1995
Italy ...........................................................        1996
United Kingdom ..................................................        1997
Czech Republic ..................................................        1997
Poland ..........................................................        1998
Thailand* .......................................................        1998
China* ..........................................................        2000
India ...........................................................        2000
Malaysia* .......................................................        2000
Philippines* ....................................................        2001
Turkey ..........................................................        2002

* Indirect ownership interest through NTI ASEAN, LLC.

Fees earned from the international corporate joint ventures under licenses and technical and other support agreements were $2,234,713, $2,527,795, and $2,749,578, for the fiscal years ended August 31, 2002, 2001 and 2000, respectively.

The Company incurred expenses associated with the performance of its services for its international corporate joint ventures of $1,714,131, $1,981,810, and $1,312,213, for the fiscal years ended August 31, 2002, 2001 and 2000, respectively. These expenses were incurred primarily in conjunction with the performance of the technical services to existing international corporate joint ventures, travel, and legal fees regarding the development of new joint ventures.

Composite financial information from the audited and unaudited financial statements of the Company’s international joint ventures carried on the equity basis is summarized as follows:

                                                                         August 31
                                                                 -------------------------
                                                                     2002          2001

Current assets ...............................................   $13,053,513   $10,015,717
Total assets .................................................    16,462,161    12,936,105
Current liabilities ..........................................     6,198,701     4,610,403
Noncurrent liabilities .......................................       245,895        67,978
Joint ventures’ equity .......................................    10,017,521     8,257,724
Northern Technologies International Corporation’s
 share of international corporate joint ventures’ equity .....     4,919,600     3,923,883

                                                            Years Ended August 31
                                                   ---------------------------------------
                                                       2002          2001          2000

Sales* .........................................   $24,931,945   $21,218,289   $23,913,708
Gross profit ...................................    11,447,114    10,762,703    12,448,148
Net income .....................................     2,042,812       912,865     1,810,885
Northern Technologies International
 Corporation’s share of equity in income
 of international corporate joint ventures .....     1,035,053       530,348       857,687

* Excludes sales of NTI ASEAN, LLC’s individual joint ventures.

European Holding Company — During the fiscal year 1997 the Company invested $254,639 for a 50% ownership interest in a European holding company. In fiscal year 2002, the European holding company paid out dividends of $190,434 to the Company for a partial return of its investment. It is anticipated that the European holding company will use its remaining funds (approximately $32,000 at August 31, 2002) to invest in a joint venture in Holland during fiscal year 2003.

Investment in and Note Receivable from German Corporation — During fiscal year 2002, the Company invested $141,500 for a 30% ownership interest in Mutec Instruments GmbH. This German corporation is a developer and producer of electronic industrial instrumentation. The German corporation will be accounted for using the equity method of accounting. In addition, on June 30, 2002, the Company entered into a promissory note with Mutec Instruments GmbH for EURO$125,000 (see Note 8).

5. STOCKHOLDERS’ EQUITY

During fiscal years 2002, 2001, and 2000, the Company acquired and retired 45,000, 116,900, and 74,874 shares of common stock for $195,684, $637,032, and $551,383, respectively.

During fiscal year 1999 the Company issued 3,200 shares of common stock in return for services provided. The value of the common stock issued, $22,050, was expensed and determined based on the market value of the Company’s common stock.

A note receivable of $129,807 (including accrued interest of $4,432) resulting from the exercise of warrants was presented as a reduction of stockholders’ equity prior to fiscal year 2000. The note receivable had an interest rate of 11% and was due on demand. The note receivable and all interest were paid in full in fiscal year 2000.

During fiscal years 2000 and 1994 the Company’s Board of Directors and shareholders approved stock option plans (the Plans) providing for the granting of options to purchase 450,000 shares of common stock in total. Under the Plans, incentive stock options and nonqualified stock options could be granted to directors, officers, non-officer employees, and others. The options have a term of five years and become exercisable ratably over a three- or four-year period beginning on the first annual anniversary date of the grant. Options are granted at prices equal to the market value of the stock on the date of grant.

A summary of the status of the Company’s stock options for the years ended August 31 is as follows:

                                               2002                    2001                     2000
                                        --------------------   ---------------------   ----------------------
                                                   Wgtd Avg                Wgtd Avg                 Wgtd Avg
                                        Shares    Exer Price    Shares    Exer Price    Shares     Exer Price

Outstanding at beginning of year .....   85,562     $ 6.60       94,562     $ 6.57       80,796      $ 6.83
Granted ..............................   58,000       4.70       14,000       6.39       47,655        6.89
Exercised ............................        0       0.00       (3,333)      6.00      (12,889)       5.33
Canceled .............................  (14,666)      5.73      (19,667)      6.45      (21,000)       9.02
                                        -------                --------                --------

Outstanding at end of year ...........  128,896     $ 5.84       85,562     $ 6.60       94,562      $ 6.57
                                        =======                ========                ========

Options exercisable at year-end ......   50,015     $ 6.81       40,796     $ 6.50       19,718      $ 6.07
                                        =======                ========                ========

The following table summarizes information about stock options outstanding at August 31, 2002:

                                       Options Outstanding
                        ----------------------------------------------
                                            Weighted                                Options Exercisable
                                             Average                         --------------------------------
                                            Remaining       Weighted                              Weighted
       Range of                            Contractual       Average                               Average
       Exercise              Number           Life          Exercise              Number          Exercise
        Prices            Outstanding        (Years)          Price            Exercisable          Price

$4.56 - $7.00 ........       127,321          3.06           $  5.78               48,440          $  6.68
$10.63 ...............         1,575          0.29             10.63                1,575            10.63
                           ---------                                            ---------
$4.56 - $10.63 .......       128,896          3.03              5.84               50,015             6.81
                           =========                                            =========

If compensation cost for the Company’s Plan had been determined based on the fair value at the grant date for awards in the fiscal years ended August 31, consistent with the provisions of SFAS No. 123, the Company’s net income would have changed to the pro forma amounts indicated below:

                                                          2002         2001         2000

Net income, as reported ............................   $1,227,176   $1,152,446   $2,630,805
Net income, pro forma ..............................    1,169,886    1,088,384    2,558,094

Basic net income per common share, as reported .....   $     0.34   $     0.31   $     0.68
Basic net income per common share, pro forma .......         0.32         0.29         0.66

Diluted net income per share, as reported ..........         0.34         0.31         0.68
Diluted net income per share, pro forma ............         0.32         0.29         0.66

The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions and results for the grants:

                                                     2002           2001           2000

Dividend yield ..................................      2.0%           2.0%           2.0%
Expected volatility .............................     43.9%          45.9%          46.6%
Expected life of option .........................  5 years        5 years        5 years
Average risk-free interest rate .................     4.37%          5.67%          5.79%
Average fair value of options on grant date .....   $ 1.76         $ 2.59         $ 2.84

6. SEGMENT INFORMATION

The Company is engaged in the development, manufacture, and marketing of proprietary materials science based industrial packaging products and electronic sensing instruments. The Company’s electronic sensing business was terminated in fiscal year 2002. Further disclosure regarding the two businesses is not presented, as management uses the consolidated information to allocate resources and evaluate performance.

Sales by geographic location as a percentage of total sales were as follows:

                                                              2002   2001   2000

U.S.A. to unaffiliated customers ..........................    74%    72%    74%
Outside the U.S.A. to:
  International corporate joint ventures in which the
    Company is a shareholder directly and indirectly ......     8      7      6
  Unaffiliated customers ..................................    18     21     20
                                                              ---    ---    ---
                                                              100%   100%   100%
                                                              ===    ===    ===

One customer accounted for approximately 12% and 10% of net sales for the fiscal years ended August 31, 2001 and 2000, respectively. No single customer accounted for more than 10% of net sales for the fiscal year ended August 31, 1999.

7. RETIREMENT PLAN

The Company has a 401(k) employee savings plan. Employees who meet certain age and service requirements may elect to contribute up to 7% of their salaries. The Company contributes the lesser of 50% of the participant’s contributions or 3.5% of the employee’s salary. The Company recognized expense for the savings plan of $39,400, $42,000, and $37,000 for the fiscal years ended August 31, 2002, 2001 and 2000, respectively.

8. RELATED-PARTY TRANSACTIONS

The Company paid reimbursement for travel and related expenses of $240,000, $249,000, and $378,000 for the fiscal years ended August 31, 2002, 2001, and 2000, respectively, to a financial and management consulting firm, Inter Alia, which owns 25.1% of the Company’s outstanding common shares, and of which the Company’s Co-Chief Executive Officer and Chairman of the Board and the Company’s other Co-Chief Executive Officer and President are officers and directors. The management consulting firm earned commissions of approximately $66,420, $52,544, and $42,590 for the fiscal years ended August 31, 2002, 2001, and 2000, respectively, on the net proceeds of sales of the Company’s product. In addition, the Company has paid all life insurance premiums related to all policies that insure the related parties of which the Company’s Co-Chief Executive Officer and Chairman of the Board and the Company’s other Co-Chief Executive Officer and President are officers and directors, for which the Company is the beneficiary.

On May 31, 2002, the Company entered into a promissory note with Atagencer LLC, a limited liability corporation that is principally owned by Dr. Mehmet Gencer, a member of the Company’s Board of Directors, in the amount of $50,000 at a rate of 2% per annum. The note is due to the Company five years from the date of issuance. The note was obtained by Atagencer LLC to obtain a 25% share in Fibro NTI Joint Stock Company in Turkey, of which NTIC is a 50% owner. Additionally, Dr. Mehmet Gencer provided consulting services to the Company during fiscal 2002 and 2001 for which the Company paid $79,000 and $45,000, respectively.

On June 30, 2002, the Company entered into a promissory note with Mutec Instruments GmbH for EURO$125,000 at a rate of 6.55% per annum. The note is due to the Company ten years from the date of the note. NTIC currently owns 30% of the company. The promissory note will be used by the company to obtain capital equipment and finance operations.

9. INCOME TAXES

The provisions for income taxes for the fiscal years ended August 31 consist of the following:

                                          2002          2001            2000

Current:
 Federal .........................      $137,000      $445,000       $1,395,000
 State ...........................        28,000        40,000          130,000
                                        --------      --------       ----------
                                         165,000       485,000        1,525,000

Deferred:
 Federal .........................        19,000        60,000         (140,000)
 State ...........................         1,000        10,000          (10,000)
                                        --------      --------       ----------
                                          20,000        70,000         (150,000)
                                        --------      --------       ----------
                                        $185,000      $555,000       $1,375,000
                                        ========      ========       ==========

Reconciliations of the expected federal income tax at the statutory rate with the provisions for income taxes for the three fiscal years ended August 31 are as follows:

                                                            2002         2001         2000

Tax computed at statutory rates ......................   $ 480,000    $ 600,000    $1,400,000
State income tax, net of federal benefit .............      20,000       30,000       100,000
Equity in income of international joint ventures .....    (352,000)    (185,000)     (290,000)
Other ................................................      37,000      110,000       165,000
                                                         ---------    ---------    ----------
                                                         $ 185,000    $ 555,000    $1,375,000
                                                         =========    =========    ==========

The Company has not recognized a deferred tax liability relating to investments in international corporate joint ventures and European holding company that are essentially permanent in duration of $1,395,388 and $1,148,000 at August 31, 2002 and 2001, respectively. If some or all of the undistributed earnings of the international corporate joint ventures and European holding company are remitted to the Company in the future, income taxes, if any, after the application of foreign tax credits will be provided at that time.

The tax effect of the temporary differences and tax carryforwards comprising the net deferred taxes shown on the balance sheets at August 31 are as follows:

                                                            2002         2001

Current:
 Allowance for doubtful accounts .....................    $  5,000     $ 10,000
 Inventory costs .....................................      20,000       45,000
 Prepaid expenses and other ..........................     (12,000)     (10,000)
 Accrued expenses ....................................      23,000       25,000
 Deferred gross profit ...............................       9,000       10,000
                                                          --------     --------
           Total current .............................    $ 45,000     $ 80,000
                                                          ========     ========

Noncurrent:
 Excess of book over tax depreciation ................    $ 71,000     $ 90,000
 Asset valuation reserves ............................     324,000      290,000
                                                          --------     --------
           Total noncurrent ..........................    $395,000     $380,000
                                                          ========     ========

10. COMMITMENTS AND CONTINGENCIES

During the current fiscal year, a subsidiary of the Company acquired a one-third ownership in an Ohio limited liability company (the LLC). The LLC owns and operates a rental property located in Beachwood, Ohio, acquired at a cost of $2,205,000 in fiscal 2000. As of August 31, 2002, the Company has guaranteed up to $339,235 of the LLC’s $2,035,000 mortgage obligation. The Company’s subsidiary has entered into a 15-year lease agreement for 16,826 square feet of office, manufacturing, laboratory, and warehouse space requiring monthly payments of $16,434, which can be adjusted annually according to the annual consumer price index through November 2014. Total rent expense under the lease was approximately $149,500 and $160,000 for the years ended August 31, 2002 and 2001, respectively. By its ownership in the LLC, the Company’s subsidiary is entitled to one-third of the LLC’s operating results, which are accounted for on the equity method. The rental property is now fully leased.

The Company is involved in various legal actions arising in the normal course of business. Management is of the opinion that any judgment or settlement resulting from pending or threatened litigation would not have a material adverse effect on the financial position or results of operations of the Company.

11. STATEMENTS OF CASH FLOWS

Supplemental disclosures of cash flow information for the three fiscal years ended August 31 consist of:

                                                                   2002         2001         2000

Cash paid during the year for income taxes ..................   $ (61,594)   $ 740,551    $1,361,000
Increase (decrease) in the Company’s investment in
 international corporate joint ventures and accumulated
 other comprehensive loss due to changes in
 exchange rates .............................................     277,657     (133,163)     (275,533)

12. QUARTERLY INFORMATION (UNAUDITED)

                                                            Quarter Ended
                                       ------------------------------------------------------
                                       November 30   February 28       May 31      August 31

Fiscal year 2002:
   Net sales .......................   $ 2,099,189   $ 1,564,085    $ 2,003,500   $ 1,927,609
   Gross profit ....................     1,188,467       765,674      1,002,782     1,048,288
   Income before income taxes ......       657,562       (67,267)       435,999       385,882
   Income taxes ....................       170,000       (90,000)        60,000        45,000
   Net income ......................       487,562        22,733        375,999       340,882

Net income per share:
   Basic ...........................   $      0.13   $      0.01    $      0.10   $      0.09
   Diluted .........................   $      0.13   $      0.01    $      0.10   $      0.09

Weighted average common shares
 assumed outstanding:
   Basic ...........................     3,670,870     3,669,273      3,667,747     3,653,471
   Diluted .........................     3,670,870     3,669,273      3,667,747     3,653,471

                                                            Quarter Ended
                                       ------------------------------------------------------
                                       November 30   February 28       May 31      August 31

Fiscal year 2001:
   Net sales .......................   $ 2,505,707   $ 2,090,355    $ 2,376,424   $ 2,297,233
   Gross profit ....................     1,211,902     1,028,857      1,248,971     1,168,534
   Income before income taxes ......       654,526       243,120        506,414       303,386
   Income taxes ....................       200,000       100,000        170,000        85,000
   Net income ......................       454,526       143,120        336,414       218,386

Net income per share:
   Basic ...........................   $      0.12   $      0.04    $      0.09   $      0.06
   Diluted .........................          0.12          0.04           0.09          0.06

Weighted average common shares
 assumed outstanding:
   Basic ...........................     3,796,715     3,787,831      3,742,269     3,719,529
   Diluted .........................     3,804,058     3,788,434      3,742,356     3,719,566

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

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

A. Directors of the Registrant

The following table sets forth certain information as of November 15, 2002, which has been furnished to the Company by the directors named below.

Name	Age	Principal Occupation	Director Since

Philip M. Lynch	66	Co-Chief Executive Officer and Chairman of the Board of the Company and Executive Vice President of Inter Alia Holding Company	1979

Dr. Donald A. Kubik	62	Vice Chairman and Chief Technology Officer of the Company	1995

Richard G. Lareau	74	Partner of Oppenheimer Wolff & Donnelly LLP	1980

Prof. Milan R. Vukcevich	65	Chief Scientist Research and Development of Bicron Saint-Gobain Industrial Ceramics	1995

Haruhiko Rikuta	37	Corporate Officer of Taiyonic Limited and President of NTI ASEAN, LLC	1997

Mrs. Ursula Kiel-Dixon	49	Director, Head of Corporate Department Foreign Organization of ThyssenKrupp A.G.	2001

Prof. Aradhna Krishna	41	Professor of Marketing, University of Michigan Business School	2001

Mark J. Stone	43	President, Petrus International, Inc.	2001

Stephan C. Taylor	55	President and Co-founder of Taylor Packaging and Manager of Zerust (U.K.) Ltd.	2001

Dr. Mehmet A. Gencer	50	Founder and President of Atagencer LLC and IMET Corporation, Akron, Ohio	2002

Mr. Lynch has been Executive Vice President of Inter Alia Holding Company, a financial and management consulting firm, for more than six years. Mr. Lynch is a member of the Board of Directors of Fosbel S.A., Headquartered in Brussels, Belgium (operating in North America, South America, Asia and in 17 Western and three Eastern European countries). Fosbel S.A. is itself a joint venture between Glaverbel S.A., (Bruxelles), a leading Belgian glass manufacturing company and an affiliate of Asahi Glass Co., Ltd., and Cinven Limited, an English Financial Institution. Mr. Lynch is also a member of the Board of Directors of Agra Tagger AG. in Austria and EDR Inc. in Cleveland, Ohio.

Dr. Kubik has been employed by the Company since 1978, and was named Vice Chairman in September 1999. Dr. Kubik served as Vice President of the Company from 1979 to September 1999 at which time Dr. Kubik was appointed Vice Chairman. Additionally he served as Co-Chief Executive Officer of the Company from September 1999 to May 2000. In May 2000, Dr. Kubik was made Chief Technology Officer of the Company and is a member of the Executive Committee. During his employment as Chief Technology Officer with the Company, Dr. Kubik has been responsible for developing the patent that led to the Company’s introduction of protective plastic film and paper products incorporating volatile corrosion inhibitors. Prior to joining the Company, Dr. Kubik held a research and development position with Minnesota Mining & Manufacturing (3M).

Mr. Lareau has been a partner at the law firm of Oppenheimer Wolff & Donnelly LLP for more than six years. Mr. Lareau also serves as a trustee of Mesabi Trust, a New York Stock Exchange listed royalty trust.

Prof. Vukcevich is a professor of Material Sciences at the University of Arizona. He is recently retired from his position as Chief Scientist Research and Development of Bicron Saint-Gobain Industrial Ceramics. At GE Lighting, which employed Prof. Vukcevich from 1973 to 1995, he held various positions including Chief Scientist, Manager of Metallurgical Engineering and Coordinator of International Research and Development in Materials Science.

Mr. Rikuta, a citizen of Japan, has been President of Taiyo Petroleum Gas Co. Ltd. since July 2001. Prior to that he was the manager of the ZERUST Department of the company, from February 1993 to 2001. From August 1991 to January 1993, Mr. Rikuta served as a Sales Representative of the Company. Mr. Rikuta received a B.A. degree in Economics from Seijo University in Tokyo, Japan in March 1989. In May 1991, Mr. Rikuta received a B.A. degree in International Relations from the University of Wisconsin in Milwaukee, Wisconsin. Taiyo Petroleum Gas Co. Ltd maintains a 50% ownership interest in NTI ASEAN, and also owns a 50% and 25% interest in the Company’s corporate joint venture located in Japan and Korea respectively.

Mrs. Ursula Kiel-Dixon, a German citizen, has been Director, Head of Corporate Department Foreign Organization with ThyssenKrupp A.G., Germany, since November 1999. Previously, Mrs. Kiel-Dixon served as Head of Department, Sales and M&A Strategy with ThyssenKrupp Stainless GmbH, Germany, from October 1997 until October 1999, and as Director, Marketing for ThyssenKrupp Nirosta GmbH, from April 1997 to September 1997. From 1991 to 1997 Mrs. Kiel-Dixon was Deputy Head of Controlling Department with Fried. Krupp A.G. Hoesch – Krupp. Mrs. Kiel-Dixon holds an M.A. in Economics from State University of New York at Stony Brook, NY.

Prof. Aradhna Krishna has been Professor of Marketing at University of Michigan Business School since 2000 and Associate Professor of Marketing at the same institution from 1998 until 2000. Prof. Aradhna Krishna was an Associate Professor of Marketing at Columbia University from 1993 to 1998. She is serving on the Editorial Board of Journal of Marketing Research and Marketing Letters and has been consultant on project sponsored among others by Nielsen, Benetton and Sun Services. Prof. Krishna holds a Ph.D. in Marketing from Graduate School of Business at New York University.

Mr. Mark J. Stone has been President of Petrus International, Inc., an international consulting firm, since 1992. Mr. Stone has advised a variety of Japanese and other multi-national corporations in areas including project finance and international investment strategy. Mr. Stone was a director of Aqua Design, Inc., an international water desalination company, from 1988 - 1996. Mr. Stone was Director, Marketing & Business Development of Toray Marketing & Sales (America) Inc. from 1986 to 1992. From 1980 - 1986 Mr. Stone was employed by Mitsui & Co. (U.S.A.), Inc. where he founded and was Treasurer of Hydro Management Resources, a Mitsui subsidiary which finances, owns, and operates water treatment projects. Mr. Stone holds an A.B. from Harvard University.

Mr. Stephen C. Taylor, a citizen of the U.K., has been managing Taylor Packaging, and Zerust U.K. Ltd., the Company’s joint venture in the U.K. In 1973, Mr. Taylor founded, together with his father, Taylor Packaging and has assumed various managerial positions since. Mr. Taylor graduated in Education from Bede College, University of Durham, England. Taylor Packaging maintains a 50% ownership interest in the Company’s corporate joint venture located in the U.K.

Dr. Mehmet A. Gencer has been the President and founder of IMET Corporation, Akron, Ohio since 1997. Dr. Gencer was with BF Goodrich Company from 1984 though 1999. While with BF Goodrich Co. he held the positions of Director of Emerging Technologies, Associate Director of Technology and New Business Development, Senior R&D Manager, Environmental Technology Research Manager and Biotechnology Group Senior R&D Engineer. Dr. Gencer obtained his Doctor of Philosophy in Chemical Engineering from Drexel University, Masters of Science in Chemical Engineering from University of Pennsylvania, and Bachelor of Science in Chemical Engineering from Ege University. Dr. Mehmet A. Gencer has been providing consulting services to the Company since May 2000. Atagencer LLC, a limited liability corporation that is principally owned by Dr. Mehmet Gencer maintains a 25% ownership interest in the Company’s corporate joint venture located in Turkey.

B. Executive Officers of the Registrant

The executive officers of the Company, their ages and the offices held, as of November 15, 2002, are as follows:

Name	Age	Position in the Company

Philip M. Lynch	66	Chairman of the Board and Co-Chief Executive Officer*

G. Patrick Lynch	35	President and Co-Chief Executive Officer*

Dr. Donald A. Kubik	62	Vice Chairman, Chief Technology Officer*

Matthew C. Wolsfeld	28	Chief Financial Officer*

Elsie F. Gilles	61	Treasurer

Irina V. Roytman	37	Vice President and Coordinator for Eastern Europe

Prof. Efim Ya. Lyublinski	65	Vice President and Director of Applications Engineering

Dr. Yelena L. Shanina	54	Vice President and Director of Technical Coordination

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

Ms. Irina V. Roytman has been employed by the Company since September 1994 serving in a variety of capacities in the area of international business development. She has been Vice President and Coordinator for Eastern Europe since July 2000. Ms. Roytman holds B.S. in engineering from the Technical University of St. Petersburg in Russia.

Prof. Efim Ya. Lyublinski has been employed by the Company since March 2000 in the position of Vice President and Director of Applications Engineering. Prof. Lyublinski is a Member of the Russian Academy of Natural Sciences. From 1984 to 1999 Prof. Lyublinski was Head of Laboratory of Complex Methods of Corrosion Protection at the Central Research Institute of Structural Materials (“Prometey”), St. Petersburg. Prof Lyublinski also held a Senior Consulting Position with Osmos Technology, Boston, Massachusssetts from 1995 to 1999. Prof. Lyublinski holds 14 patents, 64 inventions and has authored 8 books, 6 booklets, 140 articles and 75 contributions to various conferences in the areas of materials science and corrosion.

Dr. Yelena L. Shanina has been employed by the Company since April 2002 in the position of Vice President and Director of Technical Coordination. Dr. Shanina is a graduate of Moscow State University, Chemical Faculty specializing in chemical kinetics. After graduating, Dr. Shanina worked as a Senior researcher of the Institute of Biochemical Physics of the Russian Academy of Sciences. Dr. Shanina holds more than 30 articles in her field. From 1998 until April 2002 Dr. Shanina also was responsible for an applications engineering for NTI’s Joint Venture in the Russian Federation, MostNIC, providing hands-on technical support to MostNIC’s customers with respect to the chemistry and proper use of the NTI industrial packaging formulations developed within the

NTI Federation, both at our Excor Technical Center in Dresden, Germany, and stemming from the U.S. and Japan.

C. Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers and all persons who beneficially own more than 10% of the outstanding shares of the Company’s Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the Company’s Common Stock. Executive officers, directors and greater than 10% beneficial owners are also required to furnish the Company with copies of all Section 16(a) forms they file. To the Company’s knowledge, based upon a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended August 31, 2002, none of the Company’s directors or officers or beneficial owners of greater than 10% of the Company’s Common Stock failed to file on a timely basis the forms required by Section 16 of the Exchange Act.

Item 10. EXECUTIVE COMPENSATION.

A. Compensation of Directors

Directors Fees. Each person who was a non-employee director received an annual retainer of $10,000 in fiscal 2002 for services rendered as a director of the Company. Each non-employee director of the Company further received $1,000 for each Board meeting and Strategic Planning meeting and $500 for each Committee (e.g. Audit and Compensation) meeting attended. The Chairman of the Board does not receive any Board or committee meeting fee. The Company pays the premium on a group insurance policy for the Chairman of the Board.

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

On November 15, 2002, the Board of Directors approved the automatic option grants as of September 1, 2002 to Messrs. Lareau, Lynch, Rikuta, Vukcevich, Kiel-Dixon, Krishna, Stone, Taylor and Gencer each received a Director Option to purchase 2,000 shares of Common Stock at an exercise price of $3.34.

B. Summary of Cash and Certain Other Compensation Paid to Executive Officers

The following table provides summary information concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of the Company’s Co-Chief Executive Officers and the most highly compensated executive officers of the Company whose cash and non-cash salary and bonus exceeded $100,000 in the fiscal year ended August 31, 2002 (the “Named Executive Officers”).

                                        Summary Compensation Table

                                                                            Long-Term
                                                  Annual Compensation     Compensation
                                                 ---------------------    ------------
                                                                           Securities
                                                                Bonus      Underlying           All Other
       Name and Principal Position     Year      Salary ($)     ($)(1)     Options (#)     Compensation ($)(2)
       ---------------------------     ----      ----------     ------     -----------     -------------------

Philip M. Lynch (4)                    2002             0            0            0                  0(3)
Chairman of the Board and Co-Chief     2001             0            0            0                  0(3)
Executive Officer                      2000             0            0            0                  0(3)

Donald A. Kubik (4)                    2002       200,000            0            0              5,500
Vice Chairman                          2001       200,000       20,000            0              5,250
                                       2000       200,000            0            0              5,000

G. Patrick Lynch (4)                   2002       110,000            0            0              3,850(3)
President and Co-Chief                 2001       103,054       20,000            0              3,606(3)
Executive Officer                      2000        95,000            0        3,000              3,325(3)

(1) On November 17, 2000 the Board of Directors approved bonuses to be paid in fiscal year 2001 related for the services performed in the fiscal year 2000 for Mr. Kubik and G. Lynch in the amount of $20,000 each, for which an accrual was made in the fiscal year 2000.

(2) Compensation hereunder consists of contributions to the 401(k) plans of the Named Executive Officers.

(3) Does not include any commissions payable to Inter Alia Holding Company, an entity of which Mr. Philip Lynch and Mr. G. Patrick Lynch are officers and directors, under a certain Manufacturer’s Representative Agreement. See “Item 12 - Certain Relationships and Related Party Transactions.”

(4) Denotes the individual as a member of the Executive Committee.

C. Option Grants and Exercises.

There were no options to purchase common stock granted during the year ended August 31, 2002 to any Named Executive Officers of the Company.

The following table provides information for the year ended August 31, 2002 as to the individual exercising of options and the potential realizable value of the options held by the Named Executive Officers as of August 31, 2002.

                                Aggregated Option Exercises in Fiscal 2002 and
                                      Fiscal 2002 Year-End Option Values

                                                                                        Value of Unexercised
                                                        Number of Unexercised           In-the-Money Options
                                                    Options at August 31, 2002(#)    at August 31, 2002 (1) ($)
                                                    -----------------------------    --------------------------

                  Shares Acquired       Value
       Name       on Exercise (#)    Realized ($)   Exercisable    Unexercisable    Exercisable    Unexercisable
       ----       ---------------    ------------   -----------    -------------    -----------    -------------

Philip M. Lynch          0                0            3,334           2,666             0               0
Donald A. Kubik          0                0            2,667               0             0               0
G. Patrick Lynch         0                0            2,000           1,000             0               0

(1) Value is calculated as the excess of the fair market value of the Common Stock on August 31, 2002 over the exercise price of the options. On August 31, 2002, the fair market value of the Common Stock was $3.34 per share.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information regarding the beneficial ownership of the Common Stock of the Company as of November 15, 2002, unless other noted, (a) by each stockholder who is known by the Company to own beneficially more than 5% of the outstanding Common Stock, (b) by each director, (c) by each Named Executive Officer, and (d) by all executive officers and directors of the Company as a group.

                                                              Shares of Common Stock
                                                              Beneficially Owned (1)
                                                 --------------------------------------------------
Name                                                   Amount              Percent of Class (2)
----                                                   ------              --------------------

Inter Alia Holding Company ....................        911,668  (3)               25.1%
Dr. Donald A. Kubik ...........................        114,008  (4)                3.2
Richard G. Lareau .............................         31,668  (5)                *
Haruhiko Rikuta ...............................         22,244  (6)                *
Mark Stone ....................................         11,000  (7)                *
Prof. Milan R. Vukcevich ......................          8,599  (8)                *
Elsie F. Gilles ...............................          6,200  (9)                *
G. Patrick Lynch ..............................          4,700  (10)               *
Dr. Mehmet Gencer .............................          4,667  (11)               *
Irina Roytman .................................          3,650  (12)               *
Philip M. Lynch ...............................          3,335  (13)               *
Ursula Kiel-Dixon .............................          1,000  (14)               *
Aradhna Krishna ...............................          1,000  (15)               *
Stephan Taylor ................................          1,000  (16)               *
Matthew C. Wolsfeld ...........................             --                     *
Prof. Efim Ya. Lyublinski .....................             --                     *
Dr. Yelena L. Shanina .........................             --                     *

Directors and executive officers
as a group (17 persons) .......................      1,124,739  (17)              31.0

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

(2) Based on 3,635,751 shares of Common Stock outstanding as of November 15, 2002.

(3) Includes 911,668 shares held of record by Inter Alia Holding Company, a financial and management consulting firm of which Mr. Philip M. Lynch, the Chairman of the Board of Directors and the Co-Chief Executive Officer of the Company, and Mr. G. Patrick Lynch, President and the Co-Chief Executive Officer of the Company are officers and directors.

(4) Includes 2,667 shares of Common Stock, which may be acquired within 60 days pursuant to the exercise of options.

(5) Includes 4,668 shares of Common Stock, which may be acquired within 60 days pursuant to the exercise of options.

(6) Includes 3,335 shares of Common Stock, which may be acquired within 60 days pursuant to the exercise of options.

(7) Includes 10,000 shares held jointly with his wife Margery Stone, and includes 1,000 shares of Common Stock, which may be acquired within 60 days pursuant to the exercise of options.

(8) Includes 657 shares held jointly with his wife Michelle Vukcevich, and includes 3,335 shares of Common Stock, which may be acquired within 60 days pursuant to the exercise of options.

(9) Includes 3,000 shares of Common Stock, which may be acquired within 60 days pursuant to the exercise of options.

(10) Includes 3,000 shares of Common Stock, which may be acquired within 60 days pursuant to the exercise of options. Does not include 911,688 shares held of record or beneficially owned by Inter Alia Holding Company, of which Mr. G. Patrick Lynch is an officer and director.

(11) Includes 667 shares of Common Stock, which may be acquired within 60 days pursuant to the exercise of options.

(12) Includes 350 shares held jointly with her husband Alexander Roytman, and includes 3,000 shares of Common Stock, which may be acquired within 60 days pursuant to the exercise of options.

(13) Does not include 911,668 shares held of record or beneficially owned by Inter Alia Holding Company, of which Mr. Philip M. Lynch is an officer and director. Includes 1,334 shares of Common Stock, which may be acquired within 60 days pursuant to the exercise of options.

(14) Includes 1,000 shares of Common Stock, which may be acquired within 60 days pursuant to the exercise of options.

(15) Includes 1,000 shares of Common Stock, which may be acquired within 60 days pursuant to the exercise of options.

(16) Includes 1,000 shares of Common Stock, which may be acquired within 60 days pursuant to the exercise of options.

(17) Includes (i) 911,668 shares held of record by Inter Alia Holding Company, a financial and management consulting firm of which Mr. Philip M. Lynch, the Chairman of the Board of Directors and the Co-Chief Executive Officer of the Company, and Mr. G. Patrick Lynch, President and the Co-Chief Executive Officer of the Company are officers and directors, and (ii) options to purchase 9,666 shares which are held by officers and directors of the Company which are exercisable within 60 days.

Item 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

On October 1, 1976, the Company entered into a Manufacturer’s Representative Agreement with The Saxxon Organization, Incorporated (the “Agreement”). The Agreement has no expiration date and may be terminated by either party upon 60 days written notice. Effective January 9, 1980, the Agreement was assigned to Inter Alia Holding Company, a financial and management consulting firm of which Philip M. Lynch, the Chairman of the Board of Directors of the Company, is an officer and director. Under the Agreement, Inter Alia Holding Company (or the “Representative”) is entitled to commissions from the Company on the net proceeds of sales of the Company’s product generated by Inter Alia Holding Company. The Representative acts as an independent manufacturer’s representative of the Company. It has a non-exclusive worldwide right to offer for sale and solicit orders for the Company’s products in accordance with prices determined by the Company. The Representative is responsible for all of its own operating expenses with no entitlement for reimbursement from the Company for this activity. The Representative has not affected any sales within the United States. The Representative has developed sales outside the United States, which resulted in commissions of approximately $66,419, $52,544, and $42,590, for the fiscal years ended August 31, 2002, 2001 and 2000, respectively. In light of the Company’s own domestic sales effort and its distributor network within the United States, the Company does not anticipate the Representative developing any sales within the United States. Additionally, the Company’s expanding international joint venture program may also limit opportunities abroad for the Representative. Thus, the Company does not anticipate that the Representative will develop any significant sales volume for the Company in the future.

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

The Company paid reimbursement for travel and related Company expenses of $240,000, $249,000, and $378,000 for the year ended August 31, 2002, 2001 and 2000, respectively, to Inter Alia Holding Company of which the Company’s Co-Chief Executive Officer and Chairman of the Board is and officer and director. Such reimbursements of travel and related expenses were not related to the functions of Inter Alia Holding Company as representative, but rather were paid in respect of the conduct of business for and on behalf of the Company. Mr. G. Patrick Lynch, President and Co-Chief Executive Officer of the Company is also an officer and director of Inter Alia Holding Company.

On May 31, 2002, the Company entered into a promissory note with Atagencer LLC, a limited liability corporation that is principally owned by Dr. Mehmet Gencer, a member of the Company’s Board of Directors, in the amount of $50,000 at a rate of 2% per annum. The note is due to the Company five years from the date of issuance. The note was obtained by Atagencer LLC to obtain a 25% share in Fibro NTI Joint Stock Company, of which NTIC is a 50% owner. Additionally, Dr. Mehmet Gencer provided consulting services to the Company during fiscal 2002 and 2001 for which the Company paid $79,000 and $45,000, respectively.

On June 30, 2002, the Company entered into a promissory note with Mutec Instruments GmbH for EURO$125,000 at a rate of 6.55% per annum. The note is due to the Company ten years from the date of the note. NTIC currently owns 30% of the company. The promissory note will be used by the company to obtain capital equipment and finance operations.

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

Item 14. CONTROLS AND PROCEDURES.

Within the 90-day period prior to the filing date of this report, management performed an evaluation, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-14© and 15d-14©. We performed this evaluation under the supervision of, and with participation from, our Chairman of the Board & Co-Chief Executive Officer, President & Co-Chief Executive Officer, and Chief Financial Officer. Based upon that evaluation we, as well as our Chairman of the Board & Co-Chief Executive Officer, President & Co-Chief Executive Officer, and Chief Financial Officer, concluded that our disclosure controls and procedures were effective. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation, and therefore we believe that our disclosure controls and procedures remain effective. We intend to periodically evaluate our disclosure controls and procedures as required by the Exchange Act Rules.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
Date: November 15, 2002	By:	/s/ Philip M. Lynch Philip M. Lynch Chairman and Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant on November 15, 2002 in the capacities indicated.

Name	Title

/s/ Philip M. Lynch	Co-Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)
Philip M. Lynch

/s/ G. Patrick Lynch	President and Co-Chief Executive Officer (principal executive officer)
G. Patrick Lynch

/s/ Matthew C. Wolsfeld, CPA	Chief Financial Officer (principal financial officer and principal accounting officer)
Matthew C. Wolsfeld, CPA

/s/ Donald A. Kubik, Ph.D	Chief Technology Officer and Vice Chairman of the Board of Directors; Director
Donald A. Kubik, Ph.D

/s/ Richard G. Lareau	Director
Richard G. Lareau

/s/ Milan R. Vukcevich, Ph.D	Director
Milan R. Vukcevich, Ph.D

/s/ Haruhiko Rikuta	Director
Haruhiko Rikuta

/s/ Prof. Aradhna Krishna	Director
Prof. Aradhna Krishna

/s/ Mark J. Stone	Director
Mark J. Stone

/s/ Stephan C. Taylor	Director
Stephan C. Taylor

/s/ Dr. Mehmet A. Gencer	Director
Dr. Mehmet A. Gencer

CERTIFICATION

I, Philip M. Lynch, certify that:

1. I have reviewed this annual report on Form 10-KSB of Northern Technologies International Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 15, 2002	/s/ Philip M. Lynch Philip M. Lynch Co-Chief Executive Officer and Chairman of the Board of Directors

I, G. Patrick Lynch certify that:

1. I have reviewed this annual report on Form 10-KSB of Northern Technologies International Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 15, 2002	/s/ G. Patrick Lynch G. Patrick Lynch President and Co-Chief Executive Officer

I, Matthew C. Wolsfeld certify that:

1. I have reviewed this annual report on Form 10-KSB of Northern Technologies International Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 15, 2002	/s/ Matthew C. Wolsfeld, CPA Matthew C. Wolsfeld, CPA Chief Financial Officer

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-KSB
FOR THE YEAR ENDED AUGUST 31, 2002

Item No.	Item	Method of Filing

3.1	Certificate of Incorporation	Incorporated by reference to Exhibit 3.1 contained in the Registration Statement on Form 10 (File No. 0-19331).

3.2	Bylaws	Incorporated by reference to Exhibit 3.2 contained in the Registration Statement on Form 10 (File No. 0-19331).

10.1	Form of Incentive Stock Option Agreement for 1994 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 1993.

10.2	Form of Non-Qualified Stock Option Agreement for 1994 Stock Incentive Plan	Incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 1993.

10.3	1994 Stock Incentive Plan	Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-KSB for the year ended August 31, 1993.

10.4	2000 Stock Incentive Plan	Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-KSB for the year ended August 31, 2000.

10.5	Form of Incentive Stock Option Agreement for 2000 Stock Incentive Plan	Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-KSB for the year ended August 31, 2000.

10.6	Form of Non-Qualified Stock Option Agreement for 2000 Stock Incentive Plan	Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-KSB for the year ended August 31, 2000.

21.1	Subsidiaries of the Registrant	Filed herewith electronically.

23.1	Independent Auditors’ Consent	Filed herewith electronically.

24.1	Certification of Financial Statements	Filed herewith electronically.