Form 10QSB
period 2002-11-30
NORTHERN TECHNOLOGIES INTERNATIONAL CORP
filed 2003-01-21
CIK 875582

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

For the Quarterly Period Ended:                  Commission File Number
      November 30, 2002                                 1-11038

                 NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
             (Exact name of registrant as specified in its charter)

       Delaware                                        41-0857886
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

                               YES |X|     NO |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                              Outstanding as of January 20, 2003
Common Stock, $.02 par value                              3,635,751

                                              This document consists of 19 pages

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (Unaudited)
--------------------------------------------------------------------------------

                                                                                 November 30,      August 31,
                                                                                     2002             2002
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                     $    243,721    $    230,274
   Investments available for sale                                                   3,055,210       4,008,417
   Receivables:
      Trade excluding international corporate joint ventures, less allowance
         for doubtful account of $11,000 and $12,477, respectively                    920,407       1,009,674
      Trade international corporate joint ventures                                    368,046         239,967
      Technical and other services international corporate joint ventures             631,109         625,294
      Income taxes                                                                    166,994          61,925
   Inventories                                                                        924,119         859,228
   Prepaid expenses and other                                                         132,489          85,367
   Deferred income taxes                                                               45,000          45,000
                                                                                 ------------    ------------
            Total current assets                                                    6,487,095       7,165,146

PROPERTY AND EQUIPMENT, net                                                           406,208         409,780

OTHER ASSETS:
   Investments in international corporate joint ventures                            5,181,925       4,919,600
   Investment in European holding company                                                --            30,812
   Investment in and note receivable from German corporation                          219,885         260,225
   Deferred income taxes                                                              395,000         395,000
   Other                                                                            1,249,121         906,880
                                                                                 ------------    ------------
                                                                                    7,045,931       6,512,517
                                                                                 ------------    ------------
                                                                                 $ 13,939,234    $ 14,087,443
                                                                                 ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                              $    242,441    $    492,102
   Dividends payable                                                                  309,204            --
   Accrued liabilities:
      Payroll and related benefits                                                     48,408          97,380
      Other                                                                           281,102         298,730
                                                                                 ------------    ------------
            Total current liabilities                                                 881,155         888,212

DEFERRED GROSS PROFIT                                                                  25,000          25,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, no par value, authorized 10,000 shares, none issued Common stock, $.02 par value per share; authorized 10,000,000
      shares; issued and outstanding 3,635,751 and 3,644,551, respectively             72,715          72,891
   Additional paid-in capital                                                       4,211,082       4,228,682
   Retained earnings                                                                9,256,490       9,322,258
   Accumulated other comprehensive loss (see Note 8)                                 (507,208)       (449,600)
                                                                                 ------------    ------------
               Total stockholders' equity                                          13,033,079      13,174,231
                                                                                 ------------    ------------
                                                                                 $ 13,939,234    $ 14,087,443
                                                                                 ============    ============

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
THREE MONTHS ENDED NOVEMBER 30, 2002 AND 2001
--------------------------------------------------------------------------------

                                                                                2002           2001
SALES ORIGINATING IN NORTH AMERICA                                          $ 1,981,071    $ 2,042,238

COST OF GOODS SOLD                                                              916,592        921,771
                                                                            -----------    -----------

GROSS PROFIT                                                                  1,064,479      1,120,467

OPERATING EXPENSES:
   Selling                                                                      477,740        269,276
   General and administrative                                                   452,590        466,901
   Research, engineering, and technical support                                 210,710        190,096
                                                                            -----------    -----------
                                                                              1,141,040        926,273
                                                                            -----------    -----------

OPERATING (LOSS) INCOME                                                         (76,561)       194,194

INTERNATIONAL CORPORATE JOINT VENTURES, GERMAN
     CORPORATION AND EUROPEAN HOLDING COMPANY:
   Equity in income of international corporate joint ventures and
     German corporation                                                         259,185        185,051
   Fees for technical support and other service provided to
     international corporate joint ventures                                     615,007        569,360
   Expenses incurred in support of international corporate joint ventures      (568,565)      (295,858)
                                                                            -----------    -----------
                                                                                305,627        458,553

INTEREST INCOME                                                                  22,254          4,815
                                                                            -----------    -----------

INCOME BEFORE INCOME TAXES                                                      251,320        657,562

INCOME TAX BENEFIT (EXPENSE)                                                      1,000       (170,000)
                                                                            -----------    -----------

NET INCOME                                                                  $   252,320    $   487,562
                                                                            ===========    ===========

NET INCOME PER SHARE:
   Basic                                                                    $       .07    $       .13
                                                                            ===========    ===========
   Diluted                                                                  $       .07    $       .13
                                                                            ===========    ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
   Basic                                                                      3,638,530      3,670,870
                                                                            ===========    ===========
   Diluted                                                                    3,638,530      3,670,870
                                                                            ===========    ===========

See notes to financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
THREE MONTHS ENDED NOVEMBER 30, 2002 AND 2001
--------------------------------------------------------------------------------

                                                                                                   2002           2001
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                                  $   252,320    $   487,562
   Adjustments to reconcile net income to net cash used in operating activities:
     Depreciation                                                                                   48,625         52,354
     Equity in income of international corporate joint ventures and
       German corporation                                                                         (259,185)      (185,051)
     Dividends received from international corporate joint ventures                                 10,404           --
     Gain on sale of equipment                                                                      (3,605)          --
     Change in current assets and liabilities:
       Receivables:
         Trade receivables                                                                          89,267        (56,408)
         Trade receivables, international corporate joint ventures                                (128,079)        (2,557)
         Technical fee and other services receivables international corporate joint ventures        (5,815)        60,656
         Income tax receivable                                                                    (105,069)        86,533
       Inventories                                                                                 (64,891)       (16,031)
       Prepaid expenses and other                                                                 (373,099)      (368,183)
       Accounts payable                                                                           (249,661)      (110,800)
       Income taxes payable                                                                           --           29,930
       Accrued liabilities                                                                         (66,600)        (4,253)
                                                                                               -----------    -----------
           Total adjustments                                                                    (1,107,708)      (513,810)
                                                                                               -----------    -----------
           Net cash used in operating activities                                                  (855,388)       (26,248)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Sale of investments                                                                             953,207           --
   Proceeds from the sale of equipment                                                               3,605           --
   Investment in international corporate joint ventures                                            (30,812)          --
   Additions to property                                                                           (45,053)       (16,048)
   Partial return of original investment in European holding company                                30,812        181,324
   Increase in other assets                                                                        (16,264)      (141,500)
                                                                                               -----------    -----------
           Net cash provided by investing activities                                               895,495         23,776

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repurchase of common stock                                                                      (26,660)      (100,000)
                                                                                               -----------    -----------
           Net cash used in financing activities                                                   (26,660)      (100,000)
                                                                                               -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                13,447       (102,472)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                   230,274      3,238,283
                                                                                               -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                     $   243,721    $ 3,135,811
                                                                                               ===========    ===========

See notes to financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
--------------------------------------------------------------------------------

1.    INTERIM FINANCIAL INFORMATION

      In the opinion of management, the accompanying unaudited consolidated financial statements contain all necessary adjustments, which are of a normal recurring nature, to present fairly the consolidated financial position of Northern Technologies International Corporation and Subsidiary (the Company) as of November 30, 2002 and the results of their operations and their cash flows for the three months ended November 30, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

      These financial statements should be read in conjunction with the financial statements and related notes as of and for the year ended August 31, 2002 contained in the Company's filing on Form 10-KSB dated November 15, 2002 and with Management's Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 7 through 12 of this quarterly report.

      Certain fiscal year 2002 amounts have been reclassified to conform to fiscal year 2003 presentations. These classifications had no effect on stockholders' equity, sales, or net income as previously reported.

2.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company adopted SFAS No. 143 effective September 1, 2002. SFAS No. 143 does not have a material impact on the financial position and results of operations.

      In September 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. SFAS No. 144 replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The FASB issued SFAS No. 144 to establish a single accounting model, based on the framework established in SFAS No. 121, as SFAS No. 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under Accounting Principle Board Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequent Occurring Events and Transactions. SFAS No. 144 also resolves significant implementation issues related to SFAS No. 121. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001 and are to be applied prospectively. The Company adopted SFAS No. 144 effective September 1, 2002 which had no impact on the financial position and results of operations.

3.    INVENTORIES

      Inventories consist of the following:

                                                  November 30,       August 31,
                                                      2002              2002

      Production materials                         $  345,785        $  249,596
      Work in process                                   1,737             1,737
      Finished goods                                  576,597           607,895
                                                   ----------        ----------
                                                   $  924,119        $  859,228
                                                   ==========        ==========

4.    PROPERTY AND EQUIPMENT

      Property and equipment consist of the following:

                                                  November 30,       August 31,
                                                      2002              2002

      Land                                         $   29,097        $   29,097
      Buildings and improvements                      521,480           521,480
      Machinery and equipment                         715,086           693,245
                                                   ----------        ----------
                                                    1,265,663         1,243,822
      Less accumulated depreciation                   859,455           834,042
                                                   ----------        ----------
                                                   $  406,208        $  409,780
                                                   ==========        ==========

5.    INVESTMENTS IN INTERNATIONAL CORPORATE JOINT VENTURES

      During the three months ended November 30, 2002, the Company invested $30,812 in a new corporate joint venture in Holland. This investment was financed by the extinguishment of the investment in the European holding company. The Company has a 50% ownership interest in the new entity. The new entity had no operations prior to the Company's investment.

6.    STOCKHOLDERS' EQUITY

      During the three months ended November 30, 2002, the Company purchased and retired 8,800 shares of common stock for $26,660.

7.    SUPPLEMENTAL CASH FLOW INFORMATION

      During the three months ended November 30, 2002, the Company declared a cash dividend of $.085 per share payable on December 18, 2002 to shareholders of record on December 4, 2002.

8.    COMPREHENSIVE (LOSS) INCOME

      The Company's total comprehensive incomes were as follows:

                                                        Three Months Ended
                                                            November 30
                                                   ----------------------------
                                                      2002              2001

      Net income                                   $  252,320        $  487,562
      Other comprehensive loss - foreign currency
       translation adjustment                         (57,608)          (97,155)
                                                   ----------        ----------
      Total comprehensive income                   $  194,712        $  390,407
                                                   ==========        ==========

9.    NET INCOME PER SHARE

      Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share assumes the exercise of stock options using the treasury stock method, if dilutive.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

The consolidated financial statements include accounts of the Company and its wholly owned subsidiary. All significant intercompany transactions have been eliminated.

Sales Originating in North America - The Company considers sales originating in North America to be all sales shipped/invoiced from the Company's facilities located in Minnesota and Ohio. There are no sales from the international corporate joint ventures included in the amount as the Company's investments in international corporate joint ventures are accounted for using the equity method.

Cash Equivalents - The Company considers investments with an original maturity of three months or less to be cash equivalents.

Investments Available for Sale - The Company accounts for securities available for sale in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS No. 115"). SFAS No. 115 requires that available-for-sale securities be carried at fair value, with unrealized gains and losses reported as other comprehensive income within shareholders' investment, net of applicable income taxes. Realized gains and losses and decline in value deemed to be other-than-temporary on available-for-sale securities are included in other income. Fair value of the securities is based upon the quoted market price on the last business day of the quarter or fiscal year. The cost basis for realized gains and losses on available-for-sale securities is determined on a specific identification basis. At November 30, 2002, the Company's securities available for sale consisted of commercial paper, corporate debt, certificate's of deposit and discount notes with a cost value and accrued interest income totaling $3,055,210 which approximates fair value.

Inventories - Inventories are recorded at the lower of cost (first-in, first-out basis) or market.

Property and Depreciation - Property and equipment are stated at cost. Depreciation is computed using the straight-line method based on the estimated service lives of the various assets as follows:

Buildings and improvements                                        5-20 years
Machinery and equipment                                           3-10 years

Investments in International Corporate Joint Ventures and German Corporation - Investments in international corporate joint ventures and German corporation are accounted for using the equity method. Intercompany profits on inventories held by the international corporate joint ventures that were purchased from the Company have been eliminated based on the Company's ownership percentage in each international corporate joint venture.

Recoverability of Long-Lived Assets - The Company reviews its long-lived assets whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. The Company determines potential impairment by comparing the carrying value of the assets with expected net cash flows expected to be provided by operating activities of the business or related products. Should the sum of the expected undiscounted future net cash flows be less than the carrying value, the Company would determine whether an impairment loss should be recognized. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the asset. As of November 30, 2002, the Company did not consider any of its assets impaired.

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

Foreign Currency Translation (Accumulated Other Comprehensive Loss) - The functional currency of the international corporate joint ventures and the German corporation is the applicable local currency. The translation of the applicable foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average monthly exchange rate. Translation gains or losses are reported as an element of accumulated other comprehensive loss.

Revenue Recognition - In recognizing revenue, the Company applies the provisions of the Securities & Exchange Commission Staff Accounting Bulletin 101, Revenue Recognition. The Company recognizes revenue from the sale of its products when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured. A portion of the gross profit on products shipped to the Company's international corporate joint ventures is deferred until such products are sold by the international corporate joint ventures.

Shipping and Handling - The Company records all amounts billed to customers in a sales transaction related to shipping and handling as sales. The Company records costs related to shipping and handling in cost of goods sold.

Use of Estimates - The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


RESULTS OF OPERATIONS

General - The Company conducts all foreign transactions based on the U.S. dollar, except for its investments in foreign joint ventures and German corporation. The exchange rate differential relating to investments in foreign joint ventures and German corporation is accounted for under the requirements of SFAS No. 52.

Sales Originating in North America - Net sales decreased by $61,167 or 3.0% during the first quarter of 2003 from the first quarter of 2002. These changes in sales are due to a decrease in demand for materials science based industrial packaging products. This decrease in demand was due to the slow down in the industrial sector we serve.

Cost of Sales - Cost of goods sold as a percentage of net sales were 46.3% and 45.1% for the first quarter of 2003 and 2002, respectively. Variations are due primarily to the mix of product sales and changes in the price of resin.

Operating Expenses - As a percentage of net sales, total operating expenses were 57.6% in the first quarter of fiscal 2003 and 45.4% in the first quarter of fiscal 2002.

Operating expense classification percentages of net sales were as follows:

                                             Three Months Ended
                               ----------------------------------------------
                               November 30, 2002           November 30, 2001
                               (Fiscal Year 2003)          (Fiscal Year 2002)

Selling expense                       24%                          13%
General and administrative            23                           23
Research, engineering, and
  technical support                   11                            9

Selling Expenses. The Company's selling expenses increased by $208,464 or 77.4% to $477,740 during the first quarter of fiscal 2003 as compared to $269,276 during the same period in fiscal 2002. The increase in selling expenses during the first quarter of fiscal 2003 was primarily related to increases in salary and commission and travel related expenses for sales personnel, and increased expenses related to trade shows. As a percentage of sales these costs increased to 24.1% in the first quarter of fiscal 2003 from 13.2% in the first quarter of fiscal 2002 due to the decreased level of net sales and the overall significant increase in selling expenses in the first quarter of fiscal 2003.

General and Administrative Expenses. The Company's general and administrative expenses decreased by $14,311 or 3.1% to $452,590 in the first quarter of fiscal 2003 from $466,901 in the first quarter of fiscal 2002. The decrease is attributed to there being no expenses relating to NIC; the wholly owned subsidiary that ceased operations in fiscal year 2002. Additionally, there was a decrease in total salary expense and increases in legal fees and group insurance expenses. As a percentage of sales, general and administrative expenses decreased to 22.8% in the first quarter of fiscal 2003 from 22.9% in the first quarter of fiscal 2002.

Research, Engineering, and Technical Support Expenses. The Company's research, engineering, and technical support expenses increased by $20,614 or 10.8% to $210,710 in the first quarter of fiscal 2003 from $190,096 in the first quarter of fiscal 2002. The increase is attributed to an increase in salary expense related to hiring additional people in technical support and higher group insurance expense. As a result of the Company's international research and development activities, certain proprietary rights to new technology have been added to the Company. As a percentage of sales, research, engineering and technical support expenses increased to 10.6% in the first quarter of fiscal 2003 from 9.3% in the first quarter of fiscal 2002 due to the decreased level of net sales and the slight increase in spending.

International Corporate Joint Ventures, German Corporation and European Holding Company - Net earnings from international corporate joint ventures, German corporation and European holding company were $305,627 for the three months ended November 30, 2002, compared to $458,553 for the three months ended November 30, 2001. This decrease is due to increased joint venture expenses, which more than offset the increases in equity in income and fees for technical support and other services.

Income Taxes - Income tax benefit (expense) for the three months ended November 30, 2002 and 2001 was calculated based on management's estimate of the Company's annual effective income tax rate. The Company's annual effective income tax rate for fiscal 2003 is lower than the statutory rate primarily due to the Company's equity in income of international corporate joint ventures being recognized based on after-tax earnings of these entities. To the extent joint ventures' undistributed earnings are distributed to the Company, it is not expected to result in any material additional income tax liability after the application of foreign tax credits.

LIQUIDITY AND CAPITAL RESOURCES

At November 30, 2002, the Company's working capital was $5,605,940, including $243,721 in cash and cash equivalents and $3,055,210 in investments available for sale, compared to a working capital of $6,276,934, including $230,274 in cash and cash equivalents and $4,008,417 in investments available for sale at August 31, 2002.

Net cash provided from operations for the past 12 months has been sufficient to meet liquidity requirements, capital expenditures, research and development cost, and expansion of operations of the Company's international joint ventures. Cash flows used in operations for the three months ended November 30, 2002 and 2001 was ($855,388) and ($26,248), respectively. The net cash used in operations for the three months ended November 30, 2002 resulted principally from cash provided from net income, depreciation and trade receivables more than offset by the noncash equity income of foreign investees, and uses of cash for increases in operating assets and reductions of operating liabilities. During the quarter, the Company made a $445,469 deposit relating to a legal case involving potential patent infringement against a competitor in Europe. The Company expects that the amount will be fully recoverable at the conclusion of the prosecution of the competitor. The net cash used in operations for the three months ended November 30, 2001 resulted principally from net income and depreciation, offset by equity income of international corporate joint ventures and European holding company, and increases in prepaid expenses and other.

Net cash provided by investing activities for the three months ended November 30, 2002 was $895,495, which resulted from the sales of investments and a partial return of the Company's original investment in European holding company partially offset by investments in international joint ventures, increase in other assets and additions to property and equipment. Net cash provided by investing activities for the three months ended November 30, 2001 was $23,776, which resulted from a partial return of the Company's original investment in European holding company partially offset by an increase in other assets and additions to property and equipment.

Net cash used in financing activities for the three months ended November 30, 2002 was $26,660, which resulted from the repurchase of common stock. Net cash used in financing activities for the three months ended November 30, 2001 was $100,000, which resulted from the repurchase of common stock.

The Company expects to meet future liquidity requirements by utilizing its existing cash and cash equivalents and investments available for sale combined with cash flows of future operating earnings and distributions of earnings and technical assistance fees from the international corporate joint venture investments.

The Company has no long-term debt and no material capital lease commitments at November 30, 2002; however, the Company's subsidiary has entered into a 15-year lease agreement for 16,826 square feet of office, manufacturing, laboratory, and warehouse space requiring monthly payments of $16,434, which can be adjusted annually according to the annual consumer price index through November 2014.

The Company has no postretirement benefit plan and does not anticipate establishing any postretirement benefit program.

Recently Issued Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company adopted SFAS No. 143 effective September 1, 2002. SFAS No. 143 does not have an impact on the financial position and results of operations.

In September 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. SFAS No. 144 replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The FASB issued SFAS No. 144 to establish a single accounting model, based on the framework established in SFAS No. 121, as SFAS No. 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under Accounting Principle Board Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequent Occurring Events and Transactions. SFAS No. 144 also resolves significant implementation issues related to SFAS No.
121. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001 and are to be applied prospectively. The Company adopted SFAS No. 144 effective September 1, 2002, which had no impact on the financial position and results of operations.

Disclosure of the Control Environment

Within the 90-day period prior to the filing date of this report, management performed an evaluation, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-14(C) and 15d-14(C). We performed this evaluation under the supervision of, and with participation from, our Chairman of the Board & Co-Chief Executive Officer, President & Co-Chief Executive Officer, and Chief Financial Officer. Based upon that evaluation we, as well as our Chairman of the Board & Co-Chief Executive Officer, President & Co-Chief Executive Officer, and Chief Financial Officer, concluded that our disclosure controls and procedures were effective. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation, and therefore we believe that our disclosure controls and procedures remain effective. We intend to periodically evaluate our disclosure controls and procedures as required by the Exchange Act Rules.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None

ITEM 2 - CHANGES IN SECURITIES

None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

      None; however the written statements of our applicable officers, as required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002, accompanied the filing of this report as correspondence to the Securities and Exchange Commission.

      (b) Reports on Form 8-K

      The Company did not file any Current Reports on Form 8-K during the first quarter of fiscal 2003.

SIGNATURE PAGE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

Date: January 20, 2003                    /s/ Matthew C. Wolsfeld, CPA
                                          ----------------------------
                                          Matthew C. Wolsfeld, CPA
                                          Chief Financial Officer

                               (Mr. Wolsfeld is the Principal Financial and
                               Accounting Officer and has been duly
                               authorized to sign on behalf of the
                               registrant.)

   CERTIFICATION PURSUANT TO SECTION 302(A) OF THE SARBANES-OXLEY ACT OF 2002

I, Philip M. Lynch, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Northern Technologies International Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 20, 2003                    /s/ Philip M. Lynch
                                          ------------------------------------
                                          Philip M. Lynch
                                          Co-Chief Executive Officer and
                                          Chairman of the Board of Directors

   CERTIFICATION PURSUANT TO SECTION 302(A) OF THE SARBANES-OXLEY ACT OF 2002

I, G. Patrick Lynch certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Northern Technologies International Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  January 20, 2003                   /s/ G. Patrick Lynch
                                          -------------------------------------
                                          G. Patrick Lynch
                                          President and Co-Chief Executive
                                          Officer

   CERTIFICATION PURSUANT TO SECTION 302(A) OF THE SARBANES-OXLEY ACT OF 2002

I, Matthew C. Wolsfeld certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Northern Technologies International Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  January 20, 2003                   /s/ Matthew C. Wolsfeld, CPA
                                          ----------------------------
                                          Matthew C. Wolsfeld, CPA
                                          Chief Financial Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Northern Technologies International Corporation (the "Company") on Form 10-QSB for the period ending November 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Philip M. Lynch, Chairman of the Board and Co-Chief Executive Officer of the company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Philip M. Lynch                    Co-Chief Executive Officer and Chairman
------------------------------         of the Board of Directors (principal
Philip M. Lynch                        executive officer)

Lino Lakes, Minnesota
January 20, 2003

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Northern Technologies International Corporation (the "Company") on Form 10-QSB for the period ending November 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, G. Patrick Lynch, President and Co-Chief Executive Officer of the company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

      (3) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
      (4) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ G. Patrick Lynch                   President and Co-Chief Executive
------------------------------         Officer (principal executive officer)
G. Patrick Lynch

Lino Lakes, Minnesota
January 20, 2003

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Northern Technologies International Corporation (the "Company") on Form 10-QSB for the period ending November 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Matthew C. Wolsfeld, Chief Financial Officer of the company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

      (5) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
      (6) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Matthew C. Wolsfeld, CPA           Chief Financial Officer (principal
----------------------------           financial officer and principal
Matthew C. Wolsfeld, CPA               accounting officer)

Lino Lakes, Minnesota
January 20, 2003