Form 10QSB
period 2003-02-28
NORTHERN TECHNOLOGIES INTERNATIONAL CORP
filed 2003-04-14
CIK 875582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the Quarterly Period Ended: February 28, 2003	Commission File Number 1-11038

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	41-0857886 (I.R.S. Employer Identification Number)

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

YES [X]         NO [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, $0.02 par value	Outstanding as of April 10, 2003 3,632,902

This document consists of 19 pages

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (Unaudited)

	February 28, 2003	August 31, 2002

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$127,538	$230,274
Investments available-for-sale	2,391,456	4,008,417
Receivables:
Trade excluding corporate joint ventures, less allowance for doubtful account of $11,563 and $12,477, respectively	1,094,428	1,009,674
Trade corporate joint ventures	236,663	239,967
Technical and other services, corporate joint ventures	653,083	625,294
Income taxes	177,088	61,925
Inventories	955,791	859,228
Prepaid expenses	294,986	85,367
Deferred income taxes	45,000	45,000

Total current assets	5,976,032	7,165,146

PROPERTY AND EQUIPMENT, net	440,601	409,780

OTHER ASSETS:
Investments in corporate joint ventures:
Industrial chemical	5,853,058	4,919,600
Industrial non-chemical	285,772	260,225
Investment in European holding company	—	30,812
Deferred income taxes	395,000	395,000
Notes receivable and foreign deposit	1,331,815	456,759
Industrial patents, net	227,601	186,980
Other	201,541	263,141

	8,294,787	6,512,517

	$14,711,420	$14,087,443

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$256,498	$492,102
Note payable	400,000	—
Accrued liabilities:
Payroll and related benefits	92,799	97,380
Other	292,753	298,730

Total current liabilities	1,042,050	888,212

DEFERRED GROSS PROFIT	25,000	25,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, authorized 10,000 shares, none issued
Common stock, $0.02 par value per share; authorized 10,000,000 shares; issued and outstanding 3,632,902 and 3,644,551, respectively	72,658	72,891
Additional paid-in capital	4,205,384	4,228,682
Retained earnings	9,641,834	9,322,258
Accumulated other comprehensive loss (see Note 9)	(275,507)	(449,600)

Total stockholders’ equity	13,644,369	13,174,231

	$14,711,420	$14,087,443

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Six Months Ended

	February 28, 2003	February 28, 2002	February 28, 2003	February 28, 2002

NORTH AMERICAN OPERATIONS:
Sales	$2,001,116	$1,564,085	$3,982,187	$3,606,323
Cost of goods sold	958,424	798,411	1,875,016	1,720,182

Gross profit	1,042,692	765,674	2,107,171	1,886,141

Operating expenses:
Selling	451,537	385,929	923,028	648,955
General and administrative	524,010	485,117	976,600	952,018
Research, engineering, and technical support	193,820	183,544	404,530	373,640

	1,169,367	1,054,590	2,304,158	1,974,613

NORTH AMERICAN OPERATING LOSS	(126,675)	(288,916)	(196,987)	(88,472)

CORPORATE JOINT VENTURES AND EUROPEAN HOLDING COMPANY:
Equity in income of industrial chemical corporate joint ventures and European holding company	432,606	184,176	737,412	369,227
Equity in loss of industrial non-chemical corporate joint ventures	(4,728)	—	(50,349)	—
Equity in loss of business consulting corporate joint ventures	(23,750)	(23,750)	(47,500)	(47,500)
Fees for technical support and other services provided to all corporate joint ventures	688,518	533,490	1,303,525	1,102,850
Expenses incurred in support of all corporate joint ventures	(558,215)	(479,097)	(1,109,280)	(757,455)

INCOME FROM ALL CORPORATE JOINT VENTURES AND EUROPEAN HOLDING COMPANY	534,431	214,819	833,807	667,122

INTEREST INCOME	48,657	6,830	70,914	11,645

INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)	456,413	(67,267)	707,735	590,295

INCOME TAX EXPENSE (BENEFIT)	66,000	(90,000)	65,000	80,000

NET INCOME	$390,413	$22,733	$642,735	$510,295

NET INCOME PER COMMON SHARE:
Basic	$.11	$.01	$.18	$.14

Diluted	$.11	$.01	$.18	$.14

WEIGHTED AVERAGE COMMON SHARES ASSUMED OUTSTANDING:
Basic	3,635,086	3,669,273	3,628,063	3,670,076

Diluted	3,636,916	3,669,273	3,628,978	3,670,076

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) SIX MONTHS ENDED FEBRUARY 28, 2003 AND 2002

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$642,735	$510,295
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation expense	95,357	104,326
Amortization expense	3,769	—
Equity in (income) loss from corporate joint ventures:
Industrial chemical	(737,412)	(369,227)
Industrial non-chemical	50,349	—
Business consulting	47,500	47,500
Dividends received from corporate joint ventures	375,489	78,838
Gain on sale of equipment	(3,605)	—
Change in current assets and liabilities:
Receivables:
Trade excluding corporate joint ventures	(84,754)	99,946
Trade corporate joint ventures	(27,789)	(25,144)
Technical and other services receivables, corporate joint ventures	3,304	61,993
Income taxes	(115,163)	(17,723)
Inventories	(96,563)	67,499
Prepaid expenses and other	(148,019)	(390,209)
Notes receivable and foreign deposits	(875,056)	(50,000)
Accounts payable	(235,604)	(2,092)
Accrued liabilities	(10,559)	4,989

Total adjustments	(1,758,755)	(389,304)

Net cash (used in) provided by operating activities	(1,116,021)	120,991

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of investments available-for-sale	1,616,961	—
Proceeds from the sale of equipment	3,605	—
Investment in joint ventures:
Industrial chemical	(9,850)	(15,000)
Industrial non-chemical	(63,486)	—
Business consulting	(47,500)	(47,500)
Additions to property	(126,177)	(104,325)
Partial return of original investment in European holding company	30,812	178,936
Additions to industrial patents	(44,390)	(116,718)

Net cash provided by (used in) investing activities	1,359,975	(104,607)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividend paid to shareholders	(309,204)	—
Repurchase of common stock	(37,486)	(102,097)

Net cash used in financing activities	(346,690)	(102,097)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(102,736)	(85,713)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	230,274	3,238,283

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$127,538	$3,152,570

Supplemental disclosure of non-cash financing activities:
Note payable in connection with equity joint venture	$400,000	$—

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.         INTERIM FINANCIAL INFORMATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all necessary adjustments, which are of a normal recurring nature, to present fairly the consolidated financial position of Northern Technologies International Corporation and Subsidiary (the Company) as of February 28, 2003 and the results of their operations for the three and six months ended February 28, 2003 and 2002, and their cash flows for the six months ended February 28, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

These financial statements should be read in conjunction with the financial statements and related notes as of and for the year ended August 31, 2002 contained in the Company’s filing on Form 10-KSB dated November 15, 2002 and with Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 7 through 12 of this quarterly report.

Certain fiscal year 2002 amounts have been reclassified to conform to fiscal year 2003 presentations. These reclassifications had no effect on stockholders’ equity, sales, or net income as previously reported.

2.         RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company accounts for its stock option plans using the intrinsic value method and has adopted the “disclosure only” provision of SFAS No. 123, as amended in 2002 by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. No compensation cost has been recognized for the stock options granted under the various stock incentive plans.

In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 clarifies the requirements for a guarantor’s accounting for and disclosure of certain issued and outstanding guarantees. The initial recognition and initial measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. Adoption of this statement did not have a material effect on the Company’s financial statements.

3.         INVENTORIES

Inventories consist of the following:

	February 28, 2003	August 31, 2002

Production materials	$339,788	$249,596
Work in process	—	1,737
Finished goods	616,003	607,895

	$955,791	$859,228

4.         PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	February 28, 2003	August 31, 2002

Land	$29,097	$29,097
Buildings and improvements	544,126	521,480
Machinery and equipment	773,664	693,245

	1,346,887	1,243,822
Less accumulated depreciation	906,086	834,042

	$440,601	$409,780

5.         NOTES RECEIVABLE AND FOREIGN DEPOSITS

Notes receivable and foreign deposits consist of the following:

	February 28, 2003	August 31, 2002

Notes receivable from North American operations	636,060	206,473
Notes receivable from industrial chemical corporate joint venture partners	250,286	250,286
Foreign deposits	445,469	—

	$1,331,815	$456,759

6.         INVESTMENTS IN CORPORATE JOINT VENTURES

During the six months ended February 28, 2003, the company invested in a variety of new and existing corporate joint ventures.

The Company invested $30,812 in a new industrial chemical corporate joint venture in Holland. This investment was financed by the extinguishment of the investment in the European holding company. The Company has a 50% ownership interest in the new entity. The new entity had no operations prior to the Company’s investment.

The Company invested $500,000 in a new industrial chemical corporate joint venture in the United States. The company has contributed $100,000 cash and has a $400,000 note payable due to the joint venture as of February 28, 2003 which it anticipate paying in full prior to fiscal year end 2003. The Company obtained a 50% ownership interest in a company that makes specialty additives to be used in industrial and personal care products. The new entity had no operations prior to the Company’s investment.

The Company invested $63,486 in a new industrial non-chemical corporate joint venture in Germany. The Company obtained a 10% ownership interest in this existing German GmbH. The Company will partner with the German GmbH to market and sell welding machinery through the existing corporate joint venture network.

The Company invested $35,000 in an existing business consulting corporate joint venture in the United States. The Company obtained a 50% ownership interest in this company that provides corporate representation at international and private financial institutions in Washington, D.C.

The Company invested $12,500 in another existing business consulting corporate joint venture in the United States. The Company obtained a 25% ownership interest in this company to utilize various government and military associations.

The Company also received a portion of its original investment in NTI ASEAN, LLC back in the amount of $120,962. The Company’s ownership interest remained unchanged at 50%.

7.         STOCKHOLDERS’ EQUITY

During the six months ended February 28, 2003, the Company purchased and retired 11,649 shares of common stock for $37,486.

8.         SUPPLEMENTAL CASH FLOW INFORMATION

During the six months ended February 28, 2003, the Company declared a cash dividend of $.085 per share that it paid on December 18, 2002 to shareholders of record on December 4, 2002.

9.         TOTAL COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended

	February 28, 2003	February 28, 2002	February 28, 2003	February 28, 2002

Net income	$390,413	$22,733	$642,735	$510,295
Other comprehensive income (loss) –foreign currency translation adjustment	231,701	(91,284)	174,093	(188,439)

Total comprehensive income (loss)	$622,114	$(68,551)	$816,828	$321,856

10.      NET INCOME PER SHARE

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share assumes the exercise of stock options using the treasury stock method, if dilutive.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

The consolidated financial statements include accounts of the Company and its wholly owned subsidiary. All significant intercompany transactions have been eliminated.

Sales Originating in North America - The Company considers sales originating in North America to be all sales shipped/invoiced from the Company’s facilities located in Minnesota and Ohio. There are no sales from the international corporate joint ventures included in the amount as the Company’s investments in corporate joint ventures are accounted for using the equity method.

Cash Equivalents - The Company considers investments with an original maturity of three months or less to be cash equivalents.

Investments Available for Sale - The Company accounts for securities available for sale in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”). SFAS No. 115 requires that available-for-sale securities be carried at fair value, with unrealized gains and losses reported as other comprehensive income within stockholders’ equity, net of applicable income taxes. Realized gains and losses and declines in value deemed to be other-than-temporary on available-for-sale securities are included in other income. Fair value of the securities is based upon the quoted market price on the last business day of the quarter or fiscal year. The cost basis for realized gains and losses on available-for-sale securities is determined on a specific identification basis. At February 28, 2003, the Company’s available-for-sale securities consisted of commercial paper, corporate debt, certificates of deposit and discount notes with a cost basis and accrued interest income totaling $2,391,456 which approximates fair value.

Inventories - Inventories are recorded at the lower of cost (first-in, first-out basis) or market.

Property and Depreciation - Property and equipment are stated at cost. Depreciation is computed using the straight-line method based on the estimated service lives of the various assets as follows:

Buildings and improvements	5-20 years
Machinery and equipment	3-10 years

Investments in Corporate Joint Ventures - Investments in corporate joint ventures are accounted for using the equity method. Intercompany profits on inventories held by the corporate joint ventures that were purchased from the Company have been eliminated based on the Company’s ownership percentage in each corporate joint venture.

Recoverability of Long-Lived Assets - The Company reviews its long-lived assets whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. The Company determines potential impairment by comparing the carrying value of the assets with expected net cash flows expected to be provided by operating activities of the business or related products. Should the sum of the expected undiscounted future net cash flows be less than the carrying value, the Company would determine whether an impairment loss should be recognized. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the asset. As of February 28, 2003, the Company did not consider any of its assets impaired.

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

Foreign Currency Translation (Accumulated Other Comprehensive Loss) - The functional currency of each international corporate joint venture is the applicable local currency. The translation of the applicable foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average monthly exchange rate. Translation gains or losses are reported as an element of accumulated other comprehensive loss.

Revenue Recognition - In recognizing revenue, the Company applies the provisions of the Securities & Exchange Commission Staff Accounting Bulletin 101, Revenue Recognition. The Company recognizes revenue from the sale of its products when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured. A portion of the gross profit on products shipped to the Company’s corporate joint ventures is deferred until such products are sold by the corporate joint ventures.

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

RESULTS OF OPERATIONS

General - The Company conducts all foreign transactions based on the U.S. dollar, except for its investments in various foreign corporate joint ventures. The exchange rate differential relating to investments in foreign corporate joint ventures is accounted for under the requirements of SFAS No. 52.

NORTH AMERICAN OPERATIONS

Sales - Sales increased by $437,031 or 27.9% during the second quarter of 2003 from those of the second quarter of 2002. Net sales increased by $375,864 or 10.4% during the six months ended February 28, 2003 compared to the six months ended February 28, 2002. These changes in sales are due to an increase in demand for materials science based industrial packaging products.

Cost of Sales - Cost of goods sold as a percentage of net sales was 47.9% and 51.1% for the second quarter of 2003 and 2002, respectively. The cost of goods sold percentage of net sales was 47.1% and 47.7% for the six months ended February 28, 2003 and February 28, 2002, respectively. Variations are due primarily to the mix of product sales and changes in the price of resin.

Operating Expenses - As a percentage of net sales, total operating expenses were 58.4% in the second quarter of fiscal 2003 and 67.4% in the second quarter of fiscal 2002. Operating expenses were 57.9% and 54.8% of net sales for the six months ended February 28, 2003 and for the six months ended February 28, 2002.

Operating expense classification percentages of net sales were as follows:

	Three Months Ended		Six Months Ended

	February 28, 2003	February 28, 2002	February 28, 2003	February 28, 2002

Selling expense	23%	25%	23%	18%
General and administrative	26	31	25	26
Research, engineering, and technical support	10	12	10	10

Selling Expenses. The Company’s selling expenses increased by $65,608 or 17% to $451,537 during the second quarter of fiscal 2003 as compared to $385,929 during the same period in fiscal 2002. The increase in selling expenses during the second quarter of fiscal 2003 was primarily related to the hiring of additional sales people and associated commission and travel related expenses. As a percentage of sales, selling expense decreased to 22.6% in the second quarter of fiscal 2003 from 24.7% in the second quarter of fiscal 2002. Selling expenses increased by $274,073 or 42.2% to $923,028 during the six months ended February 28, 2003 compared to the six months ended February 28, 2002 due to the same reasons. During the six months ended February 28, 2003 selling expense increased to 23.2% of sales from 18.0% during the six months ended February 28, 2002.

General and Administrative Expenses. The Company’s general and administrative expenses increased by $38,893 or 8.0% to $524,010 during the second quarter of fiscal 2003 as compared to $485,117 during the same period in fiscal 2002. The increase is attributable to increases in legal and court costs and accrued management bonus offset by decreases in consulting expenses and real estate taxes. As a percentage of sales, general and administrative expenses decreased to 26.2% in the second quarter of fiscal 2003 from 31.0% in the second quarter of fiscal 2002. General and administrative expenses increased by $24,582 or 2.6% to $976,600 during the six months ended February 28, 2003 compared to the six months ended February 28, 2002. The increase is attributed to there being no expenses relating to NIC, the wholly owned subsidiary that ceased operations in fiscal year 2002. Additionally, there were offsetting increases in legal fees, education expense and Board of Directors’ expenses. During the six months ended February 28, 2003 general and administrative expenses decreased to 24.5% of sales from 26.4% during the six months ended February 28, 2002.

Research, Engineering, and Technical Support Expenses. The Company’s research, engineering, and technical support expenses increased by $10,276 or 5.6% to $193,820 during the second quarter of fiscal 2003 as compared to $183,544 during the same period in fiscal 2002. The increase in research, engineering, and technical support expenses during the second quarter of fiscal 2003 was primarily related to salary expense for hiring additional technical support personnel and an increase in lab supplies expense offset by decreases in technical consulting expense. As a percentage of sales, research, engineering, and technical support expenses decreased to 9.7% in the second quarter of fiscal 2003 from 11.7% in the second quarter of fiscal 2002. Research, engineering, and technical support expenses increased by $30,890 or 8.3% to $404,530 during the six months ended February 28, 2003 compared to the six months ended February 28, 2002 due to the same reason. During the six months ended February 28, 2003 research, engineering, and technical support expenses decreased to 10.2% of sales from 10.4% during the six months ended February 28, 2002.

CORPORATE JOINT VENTURES AND EUROPEAN HOLDING COMPANY

Corporate Joint Ventures and European Holding Company - Net earnings from corporate joint ventures and European holding company were $522,891 and $822,267 for the three and six months ended February 28, 2003, respectively, compared to $214,819 and $667,122 for the three and the six months ended February 28, 2002. This increase is due to significant increases in equity in income and fees for technical support and other services, which more than offset the increase in expenses incurred in support of corporate joint ventures.

INCOME TAX

Income Taxes - Income tax expense (benefit) for the three and six months ended February 28, 2003 and 2002 was calculated based on management’s estimate of the Company’s annual effective income tax rate.

The Company’s annual effective income tax rate for fiscal 2003 is lower than the statutory rate primarily due to the Company’s equity in income of corporate joint ventures being recognized based on after-tax earnings of these entities. To the extent joint ventures’ undistributed earnings are distributed to the Company, it is not expected to result in any material additional income tax liability after the application of foreign tax credits.

LIQUIDITY AND CAPITAL RESOURCES

At February 28, 2003, the Company’s working capital was $4,933,982, including $127,538 in cash and cash equivalents and $2,391,456 in investments available for sale, compared to a working capital of $6,276,934, including $230,274 in cash and cash equivalents and $4,008,417 in investments available for sale at August 31, 2002.

Net cash provided from operations for the past six months has been sufficient to meet liquidity requirements, capital expenditures, research and development cost, and expansion of operations of the Company’s corporate joint ventures. Cash flows (used in) provided by operations for the six months ended February 28, 2003 and 2002 were ($1,116,021) and $120,991, respectively. The net cash used in operations for the six months ended February 28, 2003 resulted principally from cash provided from net income and dividends received from corporate joint ventures being more than offset by the noncash equity income of industrial chemical joint ventures, and uses of cash for increases in operating assets and reductions of operating liabilities. During the six months, the Company made a $445,469 deposit relating to a legal case involving potential trademark infringement against a competitor in Europe. The Company expects that the amount will be fully recoverable at the conclusion of the prosecution of the competitor. The net cash provided by operations for the six months ended February 28, 2002 resulted principally from net income, receivables, dividends, offset by equity income of industrial chemical corporate joint ventures and increases in prepaid expenses and other.

Net cash provided by investing activities for the six months ended February 28, 2003 was $1,359,975, which resulted from the sales of investments and a partial return of the Company’s original investment in European holding company partially offset by investments in corporate joint ventures, and additions to property and equipment and industrial patents. Net cash used in investing activities for the six months ended February 28, 2002 was $104,607, which resulted from additions to property and equipment and industrial patents partially offset by a partial return of the Company’s original investment in European holding company.

Net cash used in financing activities for the six months ended February 28, 2003 was $346,690, which resulted from the repurchase of common stock and payment of dividends. Net cash used in financing activities for the six months ended February 28, 2002 was $102,097, which resulted from the repurchase of common stock.

The Company expects to meet future liquidity requirements by utilizing its existing cash and cash equivalents and investments available for sale combined with cash flows from future operations and distributions of earnings and technical assistance fees from the corporate joint venture investments.

The Company has no long-term debt and no material capital lease commitments at February 28, 2003; however, the Company’s wholly owned subsidiary has entered into a 15-year lease agreement for 16,826 square feet of office, manufacturing, laboratory, and warehouse space requiring monthly payments of $16,434, which can be adjusted annually according to the annual consumer price index through November 2014.

The Company has no postretirement benefit plan and does not anticipate establishing any postretirement benefit program.

Recently Issued Accounting Pronouncements

The Company accounts for its stock option plans using the intrinsic value method and has adopted the “disclosure only” provision of SFAS No. 123, as amended in 2002 by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. No compensation cost has been recognized for the stock options granted under the various stock incentive plans.

In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 clarifies the requirements for a guarantor’s accounting for and disclosure of certain issued and outstanding guarantees. The initial recognition and initial measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. Adoption of this statement did not have a material effect on the Company’s financial statements.

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

None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company (Annual Meeting) was held on January 31, 2003. The election of directors was voted on and approved by the Company’s stockholders at the Annual Meeting. There were 3,635,751 shares of common stock entitled to vote at the meeting and a total of 3,255,731 shares or 89.55% were represented at the meeting.

The tabulation of votes is set forth as follows:

	For	Withheld

Ursula-Kiel-Dixon	3,243,165	12,575
Dr. Aradhna Krishna	3,243,165	12,575
Dr. Donald A. Kubik	3,250,644	5,087
Richard G. Lareau	3,236,906	18,825
Philip M. Lynch	3,243,794	11,937
Haruhiko Rikuta	3,250,744	4,987
Mark J. Stone	3,250,344	5,387
Stephan C. Taylor	3,243,156	12,575
Dr. Milan R. Vukcevich	3,250,744	4,987
Dr. Mehmet A. Gencer	2,775,244	480,487

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits

None; however the written statements of our applicable officers, as required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, accompanied the filing of this report as correspondence to the Securities and Exchange Commission.

(b)       Reports on Form 8-K

The Company did not file any Current Reports on Form 8-K during the six months ended February 28, 2003.

SIGNATURE PAGE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

Date: April 10, 2003

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

4.        The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)       designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)      evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)       presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.         The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)       all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.         The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 10, 2003

Philip M. Lynch Chairman of the Board of Directors and Co-Chief Executive Officer

CERTIFICATION PURSUANT TO SECTION 302(A) OF THE SARBANES-OXLEY ACT OF 2002

I, G. Patrick Lynch, certify that:

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

4.         The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)       designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)      evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)       presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.         The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)       all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.         The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 10, 2003

G. Patrick Lynch President and Co-Chief Executive Officer

CERTIFICATION PURSUANT TO SECTION 302(A) OF THE SARBANES-OXLEY ACT OF 2002

I, Matthew C. Wolsfeld, certify that:

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

4.         The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)       designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)      evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)       presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.         The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)       all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.         The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 10, 2003

Matthew C. Wolsfeld, CPA Chief Financial Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Northern Technologies International Corporation (the “Company”) on Form 10-QSB for the period ending February 28, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Philip M. Lynch, Chairman of the Board and Co-Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1)      The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)      The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Chairman of the Board of Directors and Co-Chief Executive Officer (principal executive officer)

Philip M. Lynch

Lino Lakes, Minnesota
April 10, 2003

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Northern Technologies International Corporation (the “Company”) on Form 10-QSB for the period ending February 28, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, G. Patrick Lynch, President and Co-Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1)      The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)      The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

President and Co-Chief Executive Officer (principal executive officer)

G. Patrick Lynch

Lino Lakes, Minnesota
April 10, 2003

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Northern Technologies International Corporation (the “Company”) on Form 10-QSB for the period ending February 28, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Matthew C. Wolsfeld, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

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

Lino Lakes, Minnesota
April 10, 2003