Form 10QSB
period 2003-05-31
NORTHERN TECHNOLOGIES INTERNATIONAL CORP
filed 2003-07-15
CIK 875582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the Quarterly Period Ended:	Commission File Number
May 31, 2003	1-11038

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	41-0857886
(State of Incorporation)	(I.R.S. Employer Identification Number)

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

YES    X      NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 10, 2003
Common Stock, $0.02 par value	3,626,192

This document consists of 19 pages

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (Unaudited)

	May 31, 2003	August 31, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$94,489	$230,274
Investments available-for-sale	2,186,178	4,008,417
Receivables:
Trade excluding corporate joint ventures, less allowance
for doubtful account of $11,563 and $12,477, respectively	1,249,629	1,009,674
Trade corporate joint ventures	238,362	239,967
Technical and other services, corporate joint ventures	721,654	625,294
Income taxes	320,515	61,925
Inventories	858,471	859,228
Prepaid expenses	163,800	85,367
Deferred income taxes	45,000	45,000

Total current assets	5,878,098	7,165,146

PROPERTY AND EQUIPMENT, net	488,418	409,780

OTHER ASSETS:
Investments in corporate joint ventures:
Industrial chemical	5,969,063	4,919,600
Industrial non-chemical	302,061	260,225
Investment in European holding company	—	30,812
Deferred income taxes	395,000	395,000
Notes receivable and foreign deposit	1,361,594	456,759
Industrial patents, net	260,400	186,980
Other	204,098	263,141

	8,492,216	6,512,517

	$14,858,732	$14,087,443

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$472,918	$492,102
Accrued liabilities:
Payroll and related benefits	116,914	97,380
Other	277,962	298,730

Total current liabilities	867,794	888,212

DEFERRED GROSS PROFIT	25,000	25,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, authorized 10,000 shares, none issued
Common stock, $0.02 par value per share; authorized 10,000,000
shares; issued and outstanding 3,626,792 and 3,644,551, respectively	72,536	72,891
Additional paid-in capital	4,193,164	4,228,682
Retained earnings	9,609,910	9,322,258
Accumulated other comprehensive income (loss) (See Note 9)	90,328	(449,600)

Total stockholders’ equity	13,965,938	13,174,231

	$14,858,732	$14,087,443

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Nine Months Ended

	May 31, 2003	May 31, 2002	May 31, 2003	May 31, 2002
NORTH AMERICAN OPERATIONS:
Sales	$2,189,926	$2,003,500	$6,172,113	$5,609,823
Cost of goods sold	1,084,671	1,000,718	2,959,687	2,720,900

Gross profit	1,105,255	1,002,782	3,212,426	2,888,923

Operating expenses:
Selling	483,774	426,459	1,406,802	1,087,914
General and administrative	481,048	412,355	1,457,648	1,351,873
Research, engineering, and technical support	225,111	204,564	629,641	578,204

	1,189,933	1,043,378	3,494,091	3,017,991

NORTH AMERICAN OPERATING LOSS	(84,678)	(40,596)	(281,665)	(129,068)

CORPORATE JOINT VENTURES AND
EUROPEAN HOLDING COMPANY:
Equity in income of industrial chemical corporate
joint ventures and European holding company	127,747	270,270	865,159	639,497
Equity in income (loss) of industrial non-chemical
corporate joint ventures	6,517	—	(43,832)	—
Equity in income (loss) of business consulting
corporate joint ventures	28,750	(6,250)	(18,750)	(18,750)
Fees for technical support and other services
provided to corporate joint ventures	679,121	525,458	1,982,646	1,628,308
Expenses incurred in support of corporate
joint ventures	(876,309)	(323,539)	(1,985,590)	(1,115,994)

(LOSS) INCOME FROM CORPORATE JOINT
VENTURES AND EUROPEAN HOLDING
COMPANY	(34,174)	465,939	799,633	1,133,061

INTEREST INCOME	16,146	10,656	87,060	22,301

(LOSS) INCOME BEFORE INCOME TAX
(BENEFIT) EXPENSE	(102,706)	435,999	605,027	1,026,294

INCOME TAX (BENEFIT) EXPENSE	(82,000)	60,000	(17,000)	140,000

NET (LOSS) INCOME	$(20,706)	$375,999	$622,027	$886,294

NET (LOSS) INCOME PER COMMON SHARE:
Basic	$(.01)	$.10	$.17	$.24

Diluted	$(.01)	$.10	$.17	$.24

WEIGHTED AVERAGE COMMON SHARES
ASSUMED OUTSTANDING:
Basic	3,629,863	3,667,747	3,634,756	3,669,291

Diluted	3,635,179	3,667,747	3,636,528	3,669,291

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
NINE MONTHS ENDED MAY 31, 2003 AND 2002

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$622,027	$886,294
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation expense	141,354	151,742
Amortization expense	5,653	1,884
Equity in (income) loss from corporate joint ventures:
Industrial chemical	(865,159)	(658,247)
Industrial non-chemical	43,832	—
Business consulting	18,750	18,750
Dividends received from corporate joint ventures	490,309	453,049
Gain on sale of equipment	(3,605)	(12,032)
Change in current assets and liabilities:
Receivables:
Trade excluding corporate joint ventures	(239,955)	(170,442)
Trade corporate joint ventures	1,605	(58,846)
Technical and other services receivables, corporate joint ventures	(96,361)	46,138
Income taxes	(258,590)	878
Inventories	757	206,482
Prepaid expenses and other	(19,390)	(292,229)
Notes receivable and foreign deposits	(904,835)	(143,390)
Accounts payable	(19,183)	(25,737)
Accrued liabilities	(1,235)	21,488

Total adjustments	(1,706,053)	(460,512)

Net cash (used in) provided by operating activities	(1,084,026)	425,782

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale (purchase) of investments available-for-sale	1,822,239	(3,500,000)
Proceeds from the sale of equipment	3,605	632,900
Investment in joint ventures:
Industrial chemical	(156,867)	(117,300)
Industrial non-chemical	(63,486)	—
Business consulting	(18,750)	(18,750)
Additions to property	(219,991)	(121,115)
Partial return of original investment in European holding company	30,812	178,936
Additions to industrial patents	(79,073)	(158,924)

Net cash provided by (used in) investing activities	1,318,489	(3,104,253)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividend paid to shareholders	(309,204)	—
Repurchase of common stock	(61,044)	(108,494)

Net cash used in financing activities	(370,248)	(108,494)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(135,785)	(2,786,965)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	230,274	3,238,283

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$94,489	$451,318

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	INTERIM FINANCIAL INFORMATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all necessary adjustments, which are of a normal recurring nature, to present fairly the consolidated financial position of Northern Technologies International Corporation and wholly owned subsidiary (the Company) as of May 31, 2003 and the results of their operations for the three and nine months ended May 31, 2003 and 2002, and their cash flows for the nine months ended May 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes as of and for the year ended August 31, 2002 contained in the Company’s filing on Form 10-KSB dated November 15, 2002 and with Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 7 through 12 of this quarterly report.

Certain fiscal year 2002 amounts have been reclassified to conform to fiscal year 2003 presentations. These reclassifications had no effect on stockholders’ equity, sales, or net income as previously reported.

2.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company accounts for its stock option plan using the intrinsic value method and has adopted the “disclosure only” provision of SFAS No. 123, as amended in 2002 by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. No compensation cost has been recognized for the stock options granted under the stock incentive plan. Had compensation cost been determined based upon fair value at the grant date for the awards under these plans, the Company’s net earnings and earnings per share would have been as follows:

	THREE MONTHS ENDED

	May 31, 2003	May 31, 2002
Net (Loss) Income:
As reported	$(20,706)	$375,999
Stock-based compensation, net of related tax effect	(3,508)	0
Pro forma	(24,214)	375,999

Net (Loss) Income per common share — basic:
As reported	$(0.01)	$0.10
Stock-based compensation, net of related tax effect	0.00	0.00
Pro forma	(0.01)	0.10

Net (Loss) Income per common share — assuming dilution:
As reported	$(0.01)	$0.10
Stock-based compensation, net of related tax effect	0.00	0.00
Pro forma	(0.01)	0.10

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

3.	INVENTORIES

Inventories consist of the following:

	2003	2002
Production materials	$268,843	$249,596
Work in process	—	1,737
Finished goods	589,628	607,895

	$858,471	$859,228

4.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	May 31, 2003	August 31, 2002
Land	$29,097	$29,097
Buildings and improvements	586,202	521,480
Machinery and equipment	825,303	693,245

	1,440,602	1,243,822
Less accumulated depreciation	952,184	834,042

	$488,418	$409,780

5.	NOTES RECEIVABLE AND FOREIGN DEPOSITS

Notes receivable and foreign deposits consist of the following:

	May 31, 2003	August 31, 2002
Notes receivable from North American operations	$633,748	$206,473
Notes receivable from industrial chemical corporate
joint venture partners	282,377	250,286
Foreign deposits	445,469	—

	$1,361,594	$456,759

6.	INVESTMENTS IN CORPORATE JOINT VENTURES

During the nine months ended May 31, 2003, the Company invested in a variety of new and existing corporate joint ventures.

The Company invested $127,742 in a new industrial chemical corporate joint venture in Holland. The contributions were made during the first and third quarters. This investment was financed by the extinguishment of the investment in the European holding company. The Company has a 50% ownership interest in the new entity. The new entity had no operations prior to the Company’s investment.

During the second quarter the Company commenced investing under an oral understanding with two unrelated parties in a new industrial chemical joint venture to be formed in the United States. Not all of the terms and conditions of the transaction have yet been finalized, but the Company invested approximately $300,000, most of which has been applied to product development, resulting in the acquisition of inventory and equipment. It is not certain at this time whether final agreement can be reached, and if agreement is not reached, the extent to which the Company may recover its investment.

The Company invested $63,486 in a new industrial non-chemical corporate joint venture in Germany during the first quarter. The Company obtained a 10% ownership interest in this existing German GmbH. The Company will partner with the German GmbH to market and sell welding machinery through the existing corporate joint venture network.

The Company invested $18,750 in an existing business consulting corporate joint venture in the United States. The Company made quarterly payments of $6,250 in each of the first three quarters. The Company obtained a 25% ownership interest in this company to utilize various government and military associations.

The Company also received a portion of its original investment in NTI ASEAN, LLC back during the second quarter in the amount of $120,962. This amount was refunded based on the NTI ASEAN, LLC shareholders’ unanimously agreeing to a lower total capitalization than was originally agreed to when it was formed. NTI ASEAN LLC also wrote off a $120,962 receivable from the other 50% shareholder in the company, because of this the Company’s ownership interest remained unchanged at 50%.

7.	STOCKHOLDERS’ EQUITY

During the nine months ended May 31, 2003, the Company purchased and retired 17,759 shares of common stock for $61,044.

8.	SUPPLEMENTAL CASH FLOW INFORMATION

During the nine months ended May 31, 2003, the Company declared a cash dividend of $.085 per share that it paid on December 18, 2002 to shareholders of record on December 4, 2002.

9.	TOTAL COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended

	May 31, 2003	May 31, 2002	May 31, 2003	May 31, 2002
Net (loss) income	$(20,706)	$375,999	$622,027	$886,294
Other comprehensive income –
foreign currency translation adjustment	185,179	225,902	359,272	37,463

Total comprehensive income	$164,473	$601,901	$981,299	$923,757

10.	NET (LOSS) INCOME PER SHARE

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

Investments Available for Sale —The Company accounts for securities available for sale in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”). SFAS No. 115 requires that available-for-sale securities be carried at fair value, with unrealized gains and losses reported as other comprehensive income within stockholders’ equity, net of applicable income taxes. Realized gains and losses and declines in value deemed to be other-than-temporary on available-for-sale securities are included in other income. Fair value of the securities is based upon the quoted market price on the last business day of the quarter or fiscal year. The cost basis for realized gains and losses on available-for-sale securities is determined on a specific identification basis. At May 31, 2003, the Company’s available-for-sale securities consisted of commercial paper, corporate debt, certificates of deposit and discount notes with a cost basis and accrued interest income totaling $2,186,178 which approximates fair value.

Inventories — Inventories are recorded at the lower of cost (first-in, first-out basis) or market.

Property and Depreciation — Property and equipment are stated at cost. Depreciation is computed using the straight-line method based on the estimated service lives of the various assets as follows:

Buildings and improvements	5-20 years
Machinery and equipment	3-10 years

Investments in Corporate Joint Ventures — Investments in corporate joint ventures are accounted for using the equity method. Intercompany profits on inventories held by the corporate joint ventures that were purchased from the Company have been eliminated based on the Company’s ownership percentage in each corporate joint venture.

Recoverability of Long-Lived Assets —The Company reviews its long-lived assets whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. The Company determines potential impairment by comparing the carrying value of the assets with expected net cash flows expected to be provided by operating activities of the business or related products. Should the sum of the expected undiscounted future net cash flows be less than the carrying value, the Company would determine whether an impairment loss should be recognized. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the asset. As of May 31, 2003, the Company did not consider any of its assets impaired.

Income Taxes —The Company utilizes the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. SFAS No. 109 requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Foreign Currency Translation (Accumulated Other Comprehensive Income (Loss)) — The functional currency of each international corporate joint venture is the applicable local currency. The translation of the applicable foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average monthly exchange rate. Translation gains or losses are reported as an element of accumulated other comprehensive income (loss).

Revenue Recognition — In recognizing revenue, the Company applies the provisions of the Securities & Exchange Commission Staff Accounting Bulletin 101, Revenue Recognition. The Company recognizes revenue from the sale of its products when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured. A portion of the gross profit on products shipped to the Company’s corporate joint ventures is deferred until such products are sold by the corporate joint ventures.

Shipping and Handling — The Company records all amounts billed to customers in a sales transaction related to shipping and handling as sales. The Company records costs related to shipping and handling in cost of goods sold.

Use of Estimates —The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RESULTS OF OPERATIONS

General —The Company conducts all foreign transactions based on the U.S. dollar, except for its investments in various foreign corporate joint ventures. The exchange rate differential relating to investments in foreign corporate joint ventures is accounted for under the requirements of SFAS No. 52.

NORTH AMERICAN OPERATIONS

Sales — Net sales increased by $186,426 or 9.3% during the third quarter of 2003 from those of the third quarter of 2002. Net sales increased by $562,290 or 10.0% during the nine months ended May 31, 2003 compared to the nine months ended May 31, 2002. These changes in sales are due to an increase in demand for materials science based industrial packaging products.

Cost of Sales — Cost of goods sold as a percentage of net sales were 49.5% and 49.9% for the third quarter of 2003 and 2002, respectively. The cost of goods sold percentage of net sales was 48.0% and 48.5% for the nine months ended May 31, 2003 and May 31, 2002, respectively. Variations are due primarily to the mix of product sales slightly offset by increases in the price of resin.

Operating Expenses — As a percentage of net sales, total operating expenses were 54.3% in the third quarter of fiscal 2003 and 52.1% in the third quarter of fiscal 2002. Operating expenses were 56.6% and 53.8% of net sales for the nine months ended May 31, 2003 and for the nine months ended May 31, 2002.

Operating expense classification percentages of net sales were as follows:

	Three Months Ended		Nine Months Ended

	May 31, 2003	May 31, 2002	May 31, 2003	May 31, 2002
Selling expense	22%	21%	23%	19%
General and administrative	22	21	24	24
Research, engineering, and
technical support	10	10	10	10

Selling Expenses. The Company’s selling expenses increased by $57,315 or 13.4% to $483,774 during the third quarter of fiscal 2003 as compared to $426,459 during the same period in fiscal 2002. The increase in selling expenses during the third quarter of fiscal 2003 was primarily related to the hiring of additional sales people the associated commission and travel related expenses. As a percentage of sales, selling expense increased to 22.1% in the third quarter of fiscal 2003 from 21.3% in the third quarter of fiscal 2002. Selling expenses increased by $318,888 or 29.3% to $1,406,802 during the nine months ended May 31, 2003 compared to the nine months ended May 31, 2002 due to the increase in the sales force as described above. During the nine months ended May 31, 2003 selling expense increased to 22.8% of sales from 19.4% during the nine months ended May 31, 2002.

General and Administrative Expenses. The Company’s general and administrative expenses increased by $68,693 or 16.7% to $481,048 during the third quarter of fiscal 2003 as compared to $412,355 during the same period in fiscal 2002. The increase is attributable to increases in legal and court costs and accrued management bonus offset by decreases in consulting expenses and real estate taxes. As a percentage of sales, general and administrative expenses increased to 22.0% in the third quarter of fiscal 2003 from 20.6% in the third quarter of fiscal 2002. General and administrative expenses increased by $105,775 or 7.8% to $1,457,648 during the nine months ended May 31, 2003 compared to the nine months ended May 31, 2002. The increase is attributed to there being no expenses relating to NIC, the wholly owned subsidiary that ceased operations in fiscal year 2002. Additionally, there were offsetting increases in legal fees, education expense and Board of Directors’ expenses. During the nine months ended May 31, 2003 general and administrative expenses decreased to 23.6% of sales from 24.1% during the nine months ended May 31, 2002.

Research, Engineering, and Technical Support Expenses. The Company’s research, engineering, and technical support expenses increased by $20,547 or 10.0% to $225,111 during the third quarter of fiscal 2003 as compared to $204,564 during the same period in fiscal 2002. The increase in research, engineering, and technical support expenses during the third quarter of fiscal 2003 was primarily related to salary expense for hiring additional technical support personnel and an increases technical consulting expense. As a percentage of sales, research, engineering, and technical support expenses increased to 10.3% in the third quarter of fiscal 2003 from 10.2% in the third quarter of fiscal 2002. Research, engineering, and technical support expenses increased by $51,437 or 8.9% to $629,641 during the nine months ended May 31, 2003 compared to the nine months ended May 31, 2002 due to the increases in technical consulting and salary expense as described above. During the nine months ended May 31, 2003 research, engineering, and technical support expenses decreased to 10.2% of sales from 10.3% during the nine months ended May 31, 2002.

CORPORATE JOINT VENTURES AND EUROPEAN HOLDING COMPANY

Corporate Joint Ventures and European Holding Company — (Loss) income from corporate joint ventures and European holding company were ($34,174) and $799,633 for the three and nine months ended May 31, 2003, respectively, compared to $465,939 and $1,133,061 for the three and the nine months ended May 31, 2002. These decreases are due to reductions in equity in income from new joint ventures that are still in the early stages of development and the increase in expenses incurred in support of corporate joint ventures, which more than offset the increase in fees for technical support and other services.

INCOME TAX

Income Taxes — Income tax (benefit) expense for the three and nine months ended May 31, 2003 and 2002 was calculated based on management’s estimate of the Company’s annual effective income tax rate. The Company’s annual effective income tax rate for fiscal 2003 is lower than the statutory rate primarily due to the Company’s equity in income of corporate joint ventures being recognized based on after-tax earnings of these entities. To the extent joint ventures’ undistributed earnings are distributed to the Company, it is not expected to result in any material additional income tax liability after the application of foreign tax credits.

LIQUIDITY AND CAPITAL RESOURCES

At May 31, 2003, the Company’s working capital was $5,010,304, including $94,489 in cash and cash equivalents and $2,186,178 in investments available for sale, compared to a working capital of $6,276,934, including $230,274 in cash and cash equivalents and $4,008,417 in investments available for sale at August 31, 2002.

Cash flows (used in) provided by operations for the nine months ended May 31, 2003 and 2002 were ($1,084,026) and $425,782, respectively. The net cash used in operations for the nine months ended May 31, 2003 resulted principally from net income and dividends received from corporate joint ventures being more than offset by the noncash equity income of industrial chemical joint ventures, and uses of cash for increases in operating assets and reductions of operating liabilities. During the nine months, the Company made a $445,469 deposit relating to a legal case involving potential trademark infringement against a competitor in Europe. The Company expects that the amount will be fully recoverable at the conclusion of the prosecution of the competitor. The net cash provided by operations for the nine months ended May 31, 2002 resulted principally from net income, receivables, dividends, offset by equity income of industrial chemical corporate joint ventures increases in notes receivable and foreign deposits, trade receivables and prepaid expenses and other.

Net cash provided by investing activities for the nine months ended May 31, 2003 was $1,318,489, which resulted from the sales of investments and a partial return of the Company’s original investment in European holding company partially offset by investments in corporate joint ventures and additions to property and equipment and industrial patents. Net cash used in investing activities for the nine months ended May 31, 2002 was $3,104,253, which resulted from the purchase of investments available-for-sale and additions to property and equipment and industrial patents partially offset by the proceeds from the sale of equipment and a partial return of the Company’s original investment in European holding company.

Net cash used in financing activities for the nine months ended May 31, 2003 was $370,248, which resulted from the repurchase of common stock and payment of dividends. Net cash used in financing activities for the nine months ended May 31, 2002 was $108,494, which resulted from the repurchase of common stock.

The Company expects to meet future liquidity requirements by utilizing its existing cash and cash equivalents and investments available for sale combined with cash flows from future operations and distributions of earnings and technical assistance fees from the corporate joint venture investments.

The Company (excluding its subsidiary) has no long-term debt and no material capital lease commitments at May 31, 2003; however, the Company’s wholly owned subsidiary has entered into a 15-year operating lease agreement for 16,826 square feet of office, manufacturing, laboratory, and warehouse space requiring monthly payments of $17,071, which can be adjusted annually according to the annual consumer price index through November 2014.

The Company has no postretirement benefit plan and does not anticipate establishing any postretirement benefit program.

Recently Issued Accounting Pronouncements

The Company accounts for its stock option plan using the intrinsic value method and has adopted the “disclosure only” provision of SFAS No. 123, as amended in 2002 by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. No compensation cost has been recognized for the stock options granted under the stock incentive plan. See disclosure within Note 2 to the consolidated financial statements.

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

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS:	None

ITEM 2 — CHANGES IN SECURITIES:	None

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES:	None

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:	None

ITEM 5 — OTHER INFORMATION

Beloved friend Prof. Dr. Milan Vukcevich, Member of NTIC Board of Directors since 1995 and colleague, passed away on Saturday, May 10, 2003 at the age of 65. He is survived by his beloved wife Michelle and their two sons.

ITEM 6 — EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

None; however the written statements of our applicable officers, as required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, accompanied the filing of this report as correspondence to the Securities and Exchange Commission.

(b)     Reports on Form 8-K

The Company did not file any Current Reports on Form 8-K during the nine months ended May 31, 2003.

SIGNATURE PAGE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

Date:July 10, 2003
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

Date: July 10, 2003

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

Date: July 10, 2003

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

Date: July 10, 2003

Matthew C. Wolsfeld, CPA Chief Financial Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Northern Technologies International Corporation (the “Company”) on Form 10-QSB for the period ending May 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Philip M. Lynch, Chairman of the Board and Co-Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

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
July 10, 2003

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Northern Technologies International Corporation (the “Company”) on Form 10-QSB for the period ending May 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, G. Patrick Lynch, President and Co-Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.
President and Co-Chief Executive Officer (principal executive officer)

G. Patrick Lynch

Lino Lakes, Minnesota
July 10, 2003

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Northern Technologies International Corporation (the “Company”) on Form 10-QSB for the period ending May 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Matthew C. Wolsfeld, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

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
July 10, 2003