Form 10KSB
period 2003-08-31
NORTHERN TECHNOLOGIES INTERNATIONAL CORP
filed 2003-12-15
CIK 875582

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended August 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _______________

Commission File Number 1-11038

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
(Exact name of small business issuer as specified in its charter)

Delaware	41-0857886
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

6680 N. Highway 49, Lino Lakes, Minnesota 55014
(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code: (651) 784-1250
www.zerost.com

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.02 par value	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒    No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The Registrant’s revenues for the fiscal year ended August 31, 2003 were $8,353,875

As of December 11, 2003, 3,626,192 shares of Common Stock of the Registrant were outstanding, and the aggregate market value of the Common Stock of the Registrant as of that date (based upon the $5.20 per share closing price of the Common Stock at that date as reported on the American Stock Exchange) excluding 1,081,503 outstanding shares beneficially owned by directors, executive officers and officers, was approximately $13,232,382.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (check one):  Yes  ☐   No  ☒

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

Item 1. DESCRIPTION OF BUSINESS.

(a)     Business Development

Northern Instruments, Inc., a predecessor to Northern Technologies International Corporation, was incorporated in the State of Minnesota on August 4, 1970. In 1976, Northern Instruments, Inc. changed its name to Northern Instruments Corporation. In 1978, Northern Instruments Corporation, a Minnesota corporation, was merged with and into Northern Instruments Corporation, a newly formed Delaware corporation. In 1993, Northern Technologies International Corporation, a wholly owned subsidiary, was merged into Northern Instruments Corporation. As a result of such merger, Northern Instruments Corporation changed its name to Northern Technologies International Corporation, hereafter referred to as “NTIC” or the “Company.”

In 1999, the Company organized Northern Instruments Corporation, LLC, an Ohio limited liability company (“NIC”), and the instruments operations of the Company were transferred into NIC. NIC is a wholly owned subsidiary of the Company. Effective March 4, 1999, Special Control Systems, Inc., an Ohio corporation 100% owned by the Company, was merged into NIC; all operations of NIC were terminated as of August 31, 2002. The operating results and assets of NIC are included in the consolidated financial statements of the Company prior to August 31, 2002.

The Company established the wholly owned subsidiary NTI Facilities, Inc. on January 1, 2000.

The operating results and assets of NTI Facilities, Inc. are included in the consolidated financial statements of the Company.

(b)     Business of the Company

General

The Company offers expert technical service in corrosion management and unique technically superior products that prevent corrosion. The products and services primarily include proprietary volatile corrosion inhibiting products and packaging, sold under the brand name ZERUST® (“ZERUST”). NTIC provides rust and corrosion protection products and custom packaging systems for avionics, automotive, electronics, electrical, mechanical, and military applications.  Additionally, NTIC offers direct on-site technical support on rust and corrosion issues in 49 countries, and operates a marketing, distribution, and technical network through joint ventures in Asia, Europe, and South America. In a concerted effort to extend the Company’s technological grasp, the Company engages in scientific research and development programs in the areas of material science and corrosion protection in new applications.

Corporate Joint Ventures and European Holding Company

The Company participates in an expanding number of corporate joint venture arrangements relating to Industrial Chemical, Non-Industrial Chemical and Business Consulting.

Industrial Chemical Corporate Joint Ventures provide for the manufacturing, marketing and distribution of materials science based industrial packaging products based upon the Company’s corrosion inhibiting technology. Both the Company and the Company’s corporate joint venture in Germany, Excor Korrosionsschutz — Technologien und Produkte GmbH (“Excor”), through Excor’s wholly owned subsidiary Excor Korrosionsforschung GmbH, manufacture and supply the proprietary ingredients, called Masterbatch, that make the Company’s materials science based industrial packaging products functional, but the actual manufacturing of the finished product itself takes place in each country in which the Company has a joint venture or similar relationship. The corporate joint venture arrangements predominantly allow the Company to successfully market and sell its products in foreign countries through the marketing efforts of joint venture partners without the Company having to develop its own international sales force. The Company’s corporate joint venture partners are knowledgeable in the applicable environmental, labor, tax and other requisite regulations and laws of the respective foreign countries in which they operate, as well as the local customs and business practices, and have a vested interest in making each joint venture a success.

React-NTI LLC is an Industrial Chemical corporate joint venture that focuses on the development, manufacture and marketing of proprietary lines of bio-based additives with both industrial and personal care applications. Based on cotton, soy, corn and other renewable resources, React-NTI products outperform many synthetically derived competing alternatives. React-NTI’s target market includes NTIC’s existing industrial customer base as well as the personal care/cosmetics industry.

Non-Industrial Chemical Corporate Joint Ventures provide for the marketing and sales of welding machinery through the existing corporate joint venture network and sales and distribution of electronic sensing instruments.

The Company’s Business Consulting Corporate Joint Ventures utilize various government and military associations to develop new sales leads and potential investment opportunities. Additionally, one such Business Consulting Corporate joint venture provides for corporate representation at international and private financial institutions.

In addition to the joint ventures described above, the Company also has a 50% ownership interest in NTI ASEAN, LLC for its corporate joint venture investments in the ASEAN region. Taiyo Petroleum Gas Co. Ltd., the Company’s existing joint venture partner in Japan, owns the remaining 50% ownership interest in NTI ASEAN, LLC.

     The Company has an ownership interest either directly or indirectly in Corporate Joint Ventures in the following countries:

Joint Venture Name	Country	NTIC Percent (%) Ownership	Date of Original Investment
INDUSTRIAL CHEMICAL CORPORATE JOINT VENTURE
TAIYONIC LTD.	Japan	50%	1987
ACOBAL SAS	France	50%	1990
ZERUST-NIC CORP.	Taiwan	40%	1990
EXCOR GmbH	Germany	50%	1991
ST ZERUST (SEA) PTE. LTD	Singapore*	35%	1991
ZERUST AB	Sweden	50%	1991
NTI-ZERUST INIBIDORES DE CORROSÃO VCI LTDA	Brazil	50%	1993
EUROMASCH	Austria	50%	1994
MOSTNIC	Russia	50%	1994
KOREA ZERUST CO., LTD.	South Korea	25%	1994
ZERUST OY	Finland	50%	1995
ACOR S.R.L.	Italy	50%	1996
ZERUST (U.K.) LTD.	United Kingdom	50%	1997
FATRA-NTI s.r.o.	Czech Republic	50%	1997
EXCOR SP. z.o.o.	Poland	50%	1998
SPECIALTY — NTIA CO. LTD.	Thailand*	25%	1998
TIANJIN ZERUST CO.	China*	25%	2000
HARITA-NTI	India	50%	2000
CHONG WAH-NTIA SDN. BHD.	Malaysia*	25%	2000
ZERUST PHILIPPINES	Philippines*	50%	2001
FIBRO NTI JOINT STOCK CO.	Turkey	50%	2002
ZERUST CONSUMER PRODUCTS, LLC	United States	50%	2002
ZERUST BV	Holland	50%	2003
NTI NCC MIDDLE EAST SA.	Lebanon	50%	2003
REACT NTI, LLC	United States	50%	2003

NON-INDUSTRIAL CHEMICAL CORPORATE JOINT VENTURE
MUTEC GMBH	Germany	30%	2002
RS TECHNOLOGIES GMBH	Germany	10%	2003

BUSINESS CONSULTING CORPORATE JOINT VENTURE
WASHINGTON LIAISON OFFICE	United States	50%	1997
ART AVILES ASSOCIATES	Germany	25%	2000

     *Indirect ownership interest through NTI ASEAN, LLC

While the Company is not aware of any specific potential risk beyond its initial investment and undistributed earnings of the Corporate Joint Ventures, there can be no assurance that the Company will not be subject to lawsuits based on product liability claims or other claims arising out of the activities of each international joint venture. To protect against such an occurrence, the Company maintains liability insurance specifically applicable to its ownership positions in the joint venture arrangements in excess of any insurance the joint ventures may maintain.

Products

The Company primarily operates in the materials science based industrial packaging products business.

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

ZERUST volatile corrosion inhibiting (“VCI”) products may entirely eliminate or reduce the use of oils and greases to inhibit corrosion; ZERUST formulations contain proprietary chemical systems that emit a nontoxic vapor that is diffused throughout an enclosure. Electron scanning microscopy shows that the VCI-rich atmosphere causes VCI molecules to condense in a microscopic layer on all surfaces they reach. The corrosion-inhibiting layer is maintained as long as the metal product to be protected remains within the ZERUST package. Electron scanning further shows that once the contents are removed from the ZERUST package, the VCI layer is eliminated from the contents’ surfaces within two hours, leaving a clean, dry and corrosion-free product. This mechanism of corrosion protection enables the Company’s customers to package and ship metal parts so that they arrive ready for use. Furthermore, by eliminating costly greasing and degreasing processes and/or significantly reducing the use of oils to inhibit corrosion, ZERUST VCI technology provides significant savings in labor, material and capital expenditures for equipment to apply, remove and dispose of oil and grease with all of the attendant environment problems, as compared to traditional methods of corrosion prevention.

In 1980, the Company developed a means of combining ZERUST VCI systems with polyethylene and polypropylene resins, and was granted a U.S. patent on this process on September 22, 1981 which has since expired in FY 2000. Subsequently, a line of flexible packaging products in the form of low and high density polyethylene bags and shroud film, stretch, shrink, skin and bubble cushioning film, woven scrim and foam sheeting was introduced to United States industry. This gave packaging engineers an opportunity to ship and store ferrous, nonferrous and mixed multi-metal products in a clean, dry and corrosion-free condition, with an attendant overall savings in total packaging cost.

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

Manufacturing

The Company produces certain proprietary materials science based industrial packaging formulations and products at its facility in Lino Lakes, Minnesota. The Company’s materials science based industrial packaging end products include flexible and rigid packaging systems and other products that are produced to customer specification by selected contractors who are supplied with the necessary active ingredients by the Company, under a trade secrecy agreement and/or a license agreement.

The Company is ISO 9001 certified with respect to the manufacturing of its materials science based industrial packaging products. The Company believes that the process of ISO 9001 certification serves as an excellent total quality management tool, enabling the Company to provide consistency and excellence in its products. Also, because potential customers may prefer or require manufacturers to have achieved ISO certification, such ISO certification may provide the Company with certain competitive advantages.

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

Sales and Marketing of Materials Science Based Industrial Packaging Products

In the United States, the Company markets its materials science based industrial packaging products principally to industrial users by a direct sales force and through a network of distributors and manufacturer’s sales representatives. The Company’s technical service representatives work directly with the end users of the Company’s products to analyze their specific needs and develop systems to meet their technical requirements.

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

Competition

The Company is aware of other organizations that manufacture and market corrosion inhibiting packaging products, which compete with the Company’s ZERUST products. The Company evaluates competing products on an ongoing basis.

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

Significant Customers

One customer accounted for approximately 13% and 12% of net sales and $219,054 and $106,997 of receivables for the fiscal years ended August 31, 2003 and 2002, respectively.

Research and Development

The Company’s research and development activities are directed at the improvement of existing products, the development of new products and quality assurance through improved testing of the Company’s products. The Company’s research and development expenditures, including engineering and technical support, were $897,920, $805,796 and $648,129 in fiscal years 2003, 2002, and 2001, respectively. In 1997, the Company’s joint venture in Germany, Excor, established a wholly owned subsidiary, Excor Korrosionsforschung GmbH, to conduct research into new fields of materials science based industrial packaging and the applications engineering thereof in conjunction with the Company’s domestic research and development operation. Today the Company’s internal research and development activities are conducted at its Minnesota headquarters, in Beachwood, Ohio, in Dresden, Germany, and at various international locations under the direction of internationally known scientists and research institutes under exclusive contract to the Company with respect to the subject of their respective research efforts. The conduct of the research and development activities outside Ohio, Minnesota and Germany, as with the results of the Company’s research and development efforts conducted with the support of Michigan State University and the University of Missouri, frequently results in development of intellectual property rights for the Company.

Intellectual Property Rights

In 1979, the Company developed and filed for a US patent on the first Volatile Corrosion Inhibiting (“VCI”) Chemistry and Technology to be incorporated in polyolefin industrial packing material in the world. The Company blundered then, however, in omitting to extend that patent application internationally pursuant to the international patent cooperation agreements in place at the time. The US patent granted under this patent application become the single most important intellectual property right in the Company’s history, and proved to be the basis for the development of the Company’s federation of International Joint Venture Partners worldwide, notwithstanding the lack of international patent protection covering this VCI Chemistry and Technology. It would, withal, have been questionable as to whether the Company, in 1979, would have had adequate funds to pursue a worldwide patent strategy, particularly since the VCI Technology the Company had developed at that time was as yet unproven in the marketplace, rendering the entire issue moot.

Although for many years thereafter the company relied on trade secrets alone to protect the Company’s VCI Technology, it became evident, when the Company’s original VCI patent in the US expired in the year 2000 that a radically new strategy was needed to protect the Company’s proprietary technology in the future.

Thus, the Company has since filed for six letters patent in the US covering various corrosion inhibiting technologies, systems and applications; and these patent applications have all been extended to the countries of the Patent Cooperation Treaty (“PCT”) of relevance to the Company. In addition, the Company’s Joint Venture Partner in Germany, Excor, has also filed three patent applications for proprietary new VCI Technology, to which the Company and its other Joint Venture Partners in the rest of the world will have equal rights.

Other patent protection is currently being promulgated for various host materials into which such VCI and other protective features can be incorporated, proprietary new process technologies and chemical formulations outside the area of corrosion protection, but within the technology charter of the Company.

In addition to developing a clear and precise patent protection strategy, the Company has also vigorously pursued an equally clear strategy of seeking and defending the Company’s major Trademarks in the US, both Western and Eastern Europe, and Asia primarily.

Backlog

The Company had order backlog as of August 31, 2003 of $220,000. These are orders that are held by the Company pending release instructions from the customers to be used in just-in-time production. Customers generally place orders on an “as needed” basis and expect delivery within a relatively short period of time.

Working Capital and Availability of Materials

The Company does not carry excess quantities of raw materials or purchased parts because of widespread availability thereof from various suppliers. The Company has sufficient working capital to meet all obligations when due.

Employees

As of August 31, 2003, the Company had 38 full-time direct employees located in the United States, consisting of eleven engaged in administration, eleven in sales and marketing, nine in research and development, six in operations and one person responsible for international coordination. There are no unions representing the Company’s employees and the Company believes that its relations with employees are good.

Certain Important Factors

In addition to the influences identified above, there are several important factors that could cause the Company’s actual results to differ materially from those anticipated by the Company or which are reflected in any forward-looking statements of the Company. Such factors, which may impact the success of the Company’s operations and its ability to achieve its goals, include the following:

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

In fiscal year 1999, a subsidiary of the Company, NTI Facilities, Inc., acquired a one-third ownership of Omni-Northern Ltd., an Ohio limited liability company, in contemplation of entering into a lease (as described below) for approximately 50% of the net rental space in the building itself. Omni-Northern Ltd. owns and operates a rental property located at 23205 Mercantile Road, Beachwood, Ohio, comprising approximately 1.989 acres of land and a building of approximately 33,877 square feet, having an approximate value of $2,205,000 based upon the cash-to-mortgage acquisition price of the property paid in fiscal year 2000. The Company has guaranteed up to $337,833 of the Omni-Northern Ltd.’s $2,027,000 mortgage obligation with National City Bank, Cleveland, Ohio. NTI Facilities, Inc. has entered into a 15-year lease agreement for approximately 16,994 square feet of office, manufacturing, laboratory and warehouse space requiring monthly payments of $17,072, which are adjusted annually according to the annual consumer price index through November 2014. By its ownership in Omni-Northern Ltd., NTI Facilities Inc. is entitled to one-third of operating results of Omni-Northern Ltd. The building is now fully leased.

Item 3.  LEGAL PROCEEDINGS.

There is no material pending or threatened legal, governmental, administrative or other adverse proceeding to which the Company is would be a defendant or of which any of its property is the subject.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

PART II

Item 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

Effective September 10, 1993, the Company’s Common Stock commenced trading on, and continues to trade on, the American Stock Exchange under the symbol NTI.

	Common Stock
	High	Low
2003:
Fourth fiscal quarter	$5.80	$4.65
Third fiscal quarter	6.46	3.32
Second fiscal quarter	4.35	3.20
First fiscal quarter	3.45	2.95
2002:
Fourth fiscal quarter	$3.76	$3.25
Third fiscal quarter	4.50	3.65
Second fiscal quarter	4.70	4.06
First fiscal quarter	5.00	4.20

The Company declared Common Stock cash dividends of $0.17 per share payable to shareholders of record as of December 1, 2000, $0.085 per share on December 4, 2002 and $0.05 per share on December 3, 2003 to all shareholders of record on those dates. The Company’s Board of Directors will continue to consider the payment of dividends annually, based on the Company’s net income and operating cash requirements.

As of August 31, 2003, approximately 390 shareholders of record held the Company’s Common Stock.

See disclosure under Item 11 below for certain information regarding the Company’s equity compensation plans.

Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Fiscal Year 2003 Compared to Fiscal Year 2002

Net Sales and Cost of Sales. The Company had net sales originating in the United States of $8,353,875 in fiscal year 2003; an increase of $759,492 or 10.0% from net sales of $7,594,383 in fiscal year 2002. The increase in net sales was due primarily to an increase in the volume of materials science based industrial packaging products sold to new and existing customers in North America. The increase in demand was due to an increased allocation of resources dedicated to the sales efforts and an upturn in the industrial sector that the Company serves. One customer accounted for approximately 13% and 12% of net sales and $219,054 and $106,997 of receivables for the fiscal years ended August 31, 2003 and 2002, respectively.

Cost of sales increased as a percentage of sales to 47.5% in fiscal year 2003 from 47.3% in fiscal year 2002. The variation in the cost of sales percentage is attributable to the change in the market price for certain raw materials.

Selling Expenses. The Company’s selling expenses increased by $358,443 or 24.42% to $1,825,970 in fiscal year 2003 from $1,467,527 in fiscal year 2002. The increase in selling expenses in fiscal year 2003 was primarily related to a combination of increases in salary and commission to salespeople and commission and retainers to manufacturer’s representatives totaling $279,000 and travel and entertainment related expenses for sales personnel of approximately $90,000, which were partially offset by decreases in sales consulting of approximately $136,000. As a percentage of sales these costs increased to 21.9% in fiscal year 2003 from 19.3% in fiscal year 2002.

General and Administrative Expenses. The Company’s general and administrative expenses increased by $362,027 or 18.4% to $2,327,684 in fiscal year 2003 from $1,965,657 in fiscal year 2002. The increase is attributable to increases in salaries of $292,000, legal and court costs of $37,000, education expense of $41,000, directors expenses of $30,000 and group insurance of $29,000 offset by decreases in depreciation expense of $34,000 and general office expense of $39,000. As a percentage of sales, general and administrative expenses increased to 27.9% in fiscal year 2003 from 25.9% in fiscal year 2002.

Research, Engineering, and Technical Support Expenses. The Company’s research, engineering, and technical support expenses increased by $92,124 or 11.4% to $897,920 in fiscal year 2003 from $805,796 in fiscal year 2002. An increase of approximately $70,000 is attributed to an increase in salary expense related to hiring additional people in technical support and $19,000 related to increased depreciation expense. As a result of the Company’s international research and development activities, certain proprietary rights to new technology have been added to the Company. As a percentage of sales, research, engineering and technical support expenses increased to 10.8% in fiscal year 2003 from 10.6% in fiscal year 2002 due to the increased level of spending.

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

Corporate joint venture sales were as follows:

	2003	2002
Industrial chemical	$33,124,771	$24,931,945
Industrial chemical (indirect ownership through NTI ASEAN)	2,611,060	2,072,326
Non-industrial chemical	1,245,373	1,023,343
Business consulting	252,508	256,769

Total	$37,233,712	$28,284,383

The Company receives fees for technical and other support to the Corporate Joint Ventures based on the revenues of the individual Corporate Joint Ventures. The Company recognized fee income for such support in the amounts of $2,601,634 and $2,131,513 for fiscal years 2003 and 2002, respectively. The increase in fees for technical and other support to Corporate Joint Ventures was due to the increase in revenues from the Corporate Joint Ventures as a whole.

The Company sponsors a worldwide Corporate Joint Venture conference every three years in which all of its Corporate Joint Ventures are invited to participate. The Company defers a portion of its royalty income received from its Corporate Joint Ventures in each period leading up to the next conference, reflecting that the Company has not fully earned the royalty payments received during that period. The next Joint Venture conference is scheduled to be held in 2004 and there was $225,000 and $103,200 of deferred royalty income recorded within other accrued liabilities at August 31, 2003 and 2002, respectively, related to this conference. The deferred income is expected to be recognized in 2004 when the conference is held. The costs associated with these joint venture conferences are recognized as incurred, generally in the period in which the conference is held.

The Company incurred direct expenses related to Corporate Joint Ventures and the European holding company of $2,551,730 and $1,585,931 in fiscal years 2003 and 2002, respectively. These expenses include: consulting, technical and marketing services to existing joint ventures, legal fees regarding the establishment of new joint ventures, registration and promotion and legal defense of worldwide trademarks and legal fees incurred in the filing of patent applications for new technologies to which the Company acquired certain rights.

The Company also had an investment in a European holding company, which was never utilized to invest in a company in Germany as originally intended. In fiscal year 2002 the majority of the investment was returned to the original investors. In fiscal year 2003, the remaining investment was converted into a new European joint venture in Holland.

Interest Income. The Company’s interest income increased to $101,497 in fiscal year 2003 from $90,310 in fiscal year 2002.

Income Before Income Taxes. Income before income taxes decreased $989,449 to $422,727 in fiscal year 2003, compared to the income before income taxes of $1,412,176 in fiscal year 2002, a net decrease of 70.1%.

Income Taxes. The Company’s effective income tax expense rate was 13.1% for fiscal year 2002 and is a tax benefit of 20.1% of pre-tax net income for fiscal year 2003. The Company’s annual effective income tax rate for fiscal 2002 and 2003 was lower than the statutory rate primarily due to the Company’s equity in income of Corporate Joint Ventures and European holding company being recognized based on after-tax earnings of these entities. To the extent joint ventures’ undistributed earnings are distributed to the Company, it does not result in any material additional income tax liability after the application of foreign tax credits.

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

Selling Expenses. The Company’s selling expenses increased by $20,636 or 1.4% to $1,467,527 in fiscal year 2002 from $1,446,891 in fiscal year 2001. The increase in selling expenses in fiscal year 2002 was primarily related to a combination of increases in consulting expense of approximately $48,000, salary and commission and travel related expenses for sales personnel of approximately $66,000, and offset by decreases in depreciation expense of approximately $32,000, and expenses related to trade shows of approximately $40,000. As a percentage of sales these costs increased to 19.3% in fiscal year 2002 from 15.6% in fiscal year 2001 due to the decreased level of net sales and the overall slight increase in selling expenses in fiscal year 2002.

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

Corporate joint venture sales were as follows:

	2002	2001
Industrial chemical	$24,931,945	$21,218,289
Industrial chemical (indirect ownership through NTI ASEAN)	2,072,326	1,938,092
Non-industrial chemical	1,023,343	—
Business consulting	256,769	294,173	.

Total	$28,284,383	$23,450,554

The Company receives fees for technical and other support to the Corporate Joint Ventures based on the revenues of the individual Corporate Joint Ventures. The Company recognized fee income for such support in the amounts of $2,131,513 and $2,527,795 for fiscal years 2002 and 2001, respectively. The decrease in fees for technical and other support to Corporate Joint Ventures was primarily due to the decrease in fees related to the international corporate joint venture in Germany.

The Company sponsors a worldwide Corporate Joint Venture conference every three years in which all of its Corporate Joint Ventures are invited to participate. The Company defers a portion of its royalty income received from its Corporate Joint Ventures in each period leading up to the next conference, reflecting that the Company has not fully earned the royalty payments received during that period. The next Joint Venture conference is scheduled to be held in 2004 and there was $103,200 of deferred royalty income recorded within other accrued liabilities at August 31, 2002, related to this conference. The deferred income is expected to be recognized in 2004 when the conference is held. The costs associated with these joint venture conferences are recognized as incurred, generally in the period in which the conference is held.

The Company incurred direct expenses related to Corporate Joint Ventures and the European holding company of $1,585,931 and $1,956,810 in fiscal years 2002 and 2001, respectively. These expenses include: technical and marketing services to existing joint ventures, legal fees regarding the establishment of new joint ventures, registration and promotion of worldwide trademarks and legal fees incurred in the filing of patent applications for new technologies to which the Company acquired certain rights. Additionally in 2001, the Company incurred expenses totaling $314,347 relating to the Joint Venture Conference held in Chennai, India which are included in Expenses incurred in support of International Corporate Joint Ventures. This conference is held approximately every three years as a means to discuss new products and technologies being offered and to evaluate current and future market and material science strategies for all joint ventures.

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

Liquidity and Capital Resources

At August 31, 2003, the Company’s working capital was $4,760,183, including $283,326 in cash and cash equivalents and $1,643,939 in investments available for sale, compared to working capital of $6,276,934, including $230,274 in cash and cash equivalents and $4,008,417 in investments available for sale as of August 31, 2002.

Cash flows (used in) provided by operations for the fiscal year ended August 31, 2003 and 2002 were ($1,347,902) and $1,072,104, respectively. The net cash used in operations for the fiscal year ended August 31, 2003 resulted principally from net income and dividends received from Corporate Joint Ventures being more than offset by the noncash equity income of industrial chemical joint ventures, and uses of cash for increases in operating assets and reductions of operating liabilities. During the fiscal year ended August 31, 2003, the Company made a $445,469 deposit relating to a legal case involving potential trademark infringement against a competitor in Europe. The Company expects that the amount will be fully recoverable at the conclusion of the prosecution of the competitor, although the Company can offer no assurances that this will be the case. The net cash provided by operations for the fiscal year ended August 31, 2002 resulted principally from net income and dividends received from Corporate Joint Ventures, offset by non-cash equity income of Industrial Chemical Corporate Joint Ventures, increases in receivables, foreign deposits, inventories, and prepaid expenses and other.

Net cash provided by investing activities for the fiscal year ended August 31, 2003 was $1,774,282, which resulted from the sales of short-term investments and a partial return of the Company’s original investment in a European holding company partially offset by investments in Corporate Joint Ventures and additions to property and equipment and industrial patents. Net cash used in investing activities for the fiscal year ended August 31, 2002 was $3,884,429, which were comprised of the purchase of investments available-for-sale and additions to property and equipment and industrial patents partially offset by the proceeds from the sale of equipment and a partial return of the Company’s original investment in a European holding company.

Net cash used in financing activities for the fiscal year ended August 31, 2003 was $373,328, which were comprised of the repurchase of common stock and payment of dividends. Net cash used in financing activities for the fiscal year ended August 31, 2002 was $195,684, which resulted from the repurchase of common stock.

The Company expects to meet future liquidity requirements by utilizing its existing cash and cash equivalents and investments available for sale combined with cash flows from future operations and distributions of earnings and technical assistance fees to the Company from the corporate joint venture investments.

The Company has no long-term debt and no material capital lease commitments as of August 31, 2003; however, the Company’s subsidiary has entered into a 15-year lease agreement for 16,994 square feet of office, manufacturing, laboratory, and warehouse space requiring monthly payments of $17,072, which are adjusted annually according to the annual consumer price index through November 2014.

The Company has no postretirement benefit plan and does not anticipate establishing any postretirement benefit program.

Inflation in the U.S. historically has had little effect on the Company.

Critical Accounting Policies

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make not only estimates and judgments that affect the reported amounts of assets and liabilities and expenses, but also related disclosures. The Company bases the estimates on historical experience, knowledge of economic and market factors and various other assumptions that it believes to be reasonable under the circumstances. Actual results may differ materially from these estimates if the assumptions or conditions turn out to be incorrect. The Company believes the following critical accounting policies are affected by significant estimates, assumptions and judgments used in the preparation of its consolidated financial statements.

The consolidated financial statements include accounts of the Company and its wholly owned subsidiary. All significant intercompany transactions have been eliminated.

Sales Originating in North America — The Company considers sales originating in North America to be all sales shipped/invoiced from the Company’s facilities located in Minnesota and Ohio. There are no sales from the Corporate Joint Ventures included in the amount as the Company’s investments in Corporate Joint Ventures are accounted for using the equity method.

Cash Equivalents — The Company considers investments with an original maturity of three months or less to be cash equivalents.

Investments Available for Sale — The Company accounts for securities available for sale in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”). SFAS No. 115 requires that available-for-sale securities be carried at fair value, with unrealized gains and losses reported as other comprehensive income within stockholders’ equity, net of applicable income taxes. Realized gains and losses and declines in value deemed to be other-than-temporary on available-for-sale securities are included in other income. Fair value of the securities is based upon the quoted market price on the last business day of the quarter or fiscal year. The cost basis for realized gains and losses on available-for-sale securities is determined on a specific identification basis. At August 31, 2003, the Company’s available-for-sale securities consisted of commercial paper, corporate debt, certificates of deposit and discount notes with a cost basis and accrued interest income totaling its fair value of $1,643,939.

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

Recoverability of Long-Lived Assets — The Company reviews its long-lived assets whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. The Company determines potential impairment by comparing the carrying value of the assets with expected net cash flows expected to be provided by operating activities of the business or related products. Should the sum of the expected undiscounted future net cash flows be less than the carrying value, the Company would determine whether an impairment loss should be recognized. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the asset. As of August 31, 2003, the Company did not consider any of its assets impaired.

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

Revenue Recognition — In recognizing revenue, the Company applies the provisions of the Securities and Exchange Commission Staff Accounting Bulletin 101, Revenue Recognition. The Company recognizes revenue from the sale of its products when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured. A portion of the gross profit on products shipped to the Company’s Corporate Joint Ventures is deferred until such products are sold by the Corporate Joint Ventures.

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

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 addresses consolidation by business enterprises where equity investors do not bear the residual economic risks and rewards. These entities have been commonly referred to as “special purpose entities.” FIN 46 is effective for the Company for the second quarter of fiscal 2004 ending February 28, 2004. The Company is in the process of evaluating the impact this will have on the financial statements of the Company.

Item 7. FINANCIAL STATEMENTS.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following items are included herein:

INDEPENDENT AUDITORS’ REPORT

To the Stockholders and Board of Directors
Northern Technologies International Corporation
Lino Lakes, Minnesota

We have audited the accompanying consolidated balance sheets of Northern Technologies International Corporation and Subsidiaries (the Company) as of August 31, 2003 and 2002 and the related consolidated statements of income, stockholders’ equity, and cash flows for the years ended August 2003, 2002 and 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Northern Technologies International Corporation and Subsidiaries at August 31, 2003 and 2002 and the results of their operations and their cash flows for the years ended August 31, 2003, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP

Minneapolis, Minnesota
December 11, 2003

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AUGUST 31, 2003 AND 2002

	2003	2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$283,326	$230,274
Investments, available-for-sale	1,643,939	4,008,417
Receivables:
Trade excluding corporate joint ventures, less allowance
for doubtful accounts of $11,563 and $11,563, respectively	1,278,173	1,009,674
Trade corporate joint ventures	292,938	239,967
Technical and other services, corporate joint ventures	765,679	625,294
Income taxes	531,088	61,925
Inventories	971,499	859,228
Prepaid expenses	125,542	85,367
Deferred income taxes	12,000	45,000

Total current assets	5,904,184	7,165,146
PROPERTY AND EQUIPMENT, net	526,738	409,780
OTHER ASSETS:
Investments in corporate joint ventures:
Industrial chemical	5,920,644	4,919,600
Industrial non-chemical	232,277	260,225
Investment in European holding company	—	30,812
Deferred income taxes	343,000	395,000
Notes receivable and foreign deposit	1,177,847	250,286
Note from employee	126,043	206,473
Industrial patents, net	317,166	186,980
Other	198,777	263,141

	8,315,754	6,512,517

	$14,746,676	$14,087,443

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$538,520	$492,102
Accrued liabilities:
Payroll and related benefits	165,326	97,380
Other	440,155	298,730

Total current liabilities	1,144,001	888,212
DEFERRED GROSS PROFIT	25,000	25,000
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, authorized 10,000 shares, none issued
Common stock, $0.02 par value per share; authorized 10,000,000
shares; issued and outstanding 3,626,192 and 3,626,792, respectively	72,524	72,891
Additional paid-in capital	4,191,964	4,228,682
Retained earnings	9,493,742	9,322,258
Accumulated other comprehensive loss	(180,555)	(449,600)

Total stockholders’ equity	13,577,675	13,174,231

	$14,746,676	$14,087,443

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED AUGUST 31, 2003, 2002 AND 2001

	2003	2002	2001
NORTH AMERICAN OPERATIONS:
Sales	$8,353,875	$7,594,383	$9,269,719
Cost of goods sold	3,970,073	3,589,172	4,611,455

Gross profit	4,383,802	4,005,211	4,658,264

Operating expenses:
Selling	1,825,970	1,467,527	1,446,891
General and administrative	2,327,684	1,965,657	2,088,690
Research, engineering, and technical support	897,920	805,796	648,129

	5,051,574	4,238,980	4,183,710

NORTH AMERICAN OPERATING (LOSS) INCOME	(667,772)	(233,769)	474,554

CORPORATE JOINT VENTURES AND
EUROPEAN HOLDING COMPANY:
Equity in income of industrial chemical corporate
joint ventures and European holding company	1,069,170	1,035,053	543,455
Equity in loss of industrial non-chemical
corporate joint ventures	(105,072)	—	—
Equity in loss of business consulting
corporate joint ventures	(25,000)	(25,000)	(25,000)
Fees for technical support and other services
provided to corporate joint ventures	2,601,634	2,131,513	2,527,795
Expenses incurred in support of corporate
joint ventures	(2,551,730)	(1,585,931)	(1,956,810)

INCOME FROM CORPORATE JOINT
VENTURES AND EUROPEAN HOLDING
COMPANY	989,002	1,555,635	1,089,440

INTEREST INCOME	101,497	90,310	143,452

INCOME BEFORE INCOME TAX
(BENEFIT) EXPENSE	422,727	1,412,176	1,707,446

INCOME TAX (BENEFIT) EXPENSE	(85,000)	185,000	555,000

NET INCOME	$507,727	$1,227,176	$1,152,446

NET INCOME PER COMMON SHARE:
Basic	$.14	$.34	$.31

Diluted	$.14	$.34	$.31

WEIGHTED AVERAGE COMMON SHARES
ASSUMED OUTSTANDING:
Basic	3,632,391	3,665,961	3,761,211

Diluted	3,636,679	3,665,961	3,763,363

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AUGUST 31, 2003, 2002 AND 2001

					Accumulated
	Common Stock		Additional		Other	Total
			Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	(Income) Loss	Equity

BALANCE AT AUGUST 31, 2000	3,803,118	$76,062	$4,532,550	$8,093,286	$(594,094)	$12,107,804
Repurchase of common stock	(116,900)	(2,338)	(233,800)	(400,894)	—	(637,032)
Stock options exercised	3,333	67	19,932	—	—	19,999
Dividends on common stock -
$.17 per share	—	—	—	(644,972)	—	(644,972)
Comprehensive income, 2001:
Foreign currency translation
adjustment				—	(133,163)	(133,163)
Net income				1,152,446	—	1,152,446

Comprehensive income, 2001						1,019,283

BALANCE AT AUGUST 31, 2001	3,689,551	73,791	4,318,682	8,199,866	(727,257)	11,865,082

Repurchase of common stock	(45,000)	(900)	(90,000)	(104,784)	—	(195,684)
Comprehensive income, 2002:
Foreign currency translation
adjustment				—	277,657	277,657
Net income				1,227,176	—	1,227,176

Comprehensive income, 2002						1,504,833

BALANCE AT AUGUST 31, 2002	3,644,551	72,891	4,228,682	9,322,258	(449,600)	13,174,231

Repurchase of common stock	(18,359)	(367)	(36,718)	(27,039)		(64,124)
Dividends on common stock -
$.085 per share	—	—	—	(309,204)	—	(309,204)
Comprehensive income, 2003:
Foreign currency translation
adjustment					269,045	269,045
Net income				507,727		507,727

Comprehensive income, 2003						776,772

BALANCE AT AUGUST 31, 2003	3,626,192	$72,524	$4,191,964	$9,512,342	$(180,555)	$13,577,675

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED AUGUST 31, 2003, 2002 AND 2001

	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$507,727	$1,227,176	$1,152,446
Adjustments to reconcile net income to net cash (used in) provided by by operating activities:
Depreciation expense	184,033	194,329	265,309
Amortization expense	7,537	3,768	—
Equity in (income) loss from corporate joint ventures:
Industrial chemical	(1,069,169)	(1,060,053)	(568,455)
Industrial non-chemical	105,072	—	—
Business consulting	25,000	25,000	25,000
Dividends received from corporate joint ventures	490,309	453,049	308,252
Deferred income taxes	85,000	20,000	70,000
Deferred gross profit	—	—	(25,000)
Gain on sale of equipment	(8,605)	(12,032)	—
Investment impairment loss	—	—	150,000
Change in current assets and liabilities:
Receivables:
Trade excluding corporate joint ventures	(268,499)	(145,355)	285,239
Trade corporate joint ventures	(52,971)	(46,458)	47,197
Technical and other services receivables, corporate joint ventures	(140,385)	4,522	(21,680)
Income taxes	(469,163)	86,533	(86,533)
Inventories	(112,271)	54,683	15,750
Prepaid expenses and other	(40,175)	5,518	(39,820)
Notes receivable and foreign deposits	(927,561)	(47,583)	95,479
Note from employee	80,430	501	—
Accounts payable	46,418	251,993	18,873
Income taxes payable	—	173,126	(313,806)
Accrued liabilities	209,371	(116,613)	(147,775)

Net cash (used in) provided by operating activities	(1,347,902)	1,072,104	1,230,476
CASH FLOWS FROM INVESTING ACTIVITIES:
Sale (purchase) of investments available for sale	2,364,478	(4,008,417)	—
Additions to property	(300,991)	(193,253)	(113,258)
Investment in joint ventures:
Industrial chemical	(166,780)	(111,056)	(160,301)
Industrial non-chemical	(63,483)	—	—
Business consulting	(25,000)	(25,000)	(25,000)
Proceeds from the sale of property and equipment	8,605	668,314	—
Partial return of original investment in European holding company	30,812	178,936	—
Investment in and note receivable from German corporation	—	(260,225)	—
Increase in other assets	64,364	(57,020)	(271,686)
Additions to industrial patents	(137,723)	(190,748)	—

Net cash provided by (used in) investing activities	1,774,282	(3,884,429)	(570,245)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividend paid to shareholders	(309,204)	—	(644,972)
Repurchase of common stock	(64,124)	(195,684)	(637,032)
Issuance of common stock	—	—	19,999

Net cash used in financing activities	(373,328)	(195,684)	(1,262,005)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	53,052	(3,008,009)	(601,774)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	230,274	3,238,283	3,840,057

CASH AND CASH EQUIVALENTS AT END OF YEAR	$283,326	$230,274	$3,238,283

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED AUGUST 31, 2003, 2002, AND 2000

1.          NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Sales Originating in North America — Northern Technologies International Corporation and Subsidiaries (the Company) considers sales originating in North America to be all sales shipped/invoiced from the Company’s facilities located in Minnesota and Ohio. There are no sales from the Corporate Joint Ventures included in the amount as the Company’s investments in Corporate Joint Ventures are accounted for using the equity method.

Cash Equivalents — The Company considers investments with an original maturity of three months or less to be cash equivalents.

Investments Available for Sale — The Company accounts for securities available for sale in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS No. 115). SFAS No. 115 requires that available-for-sale securities be carried at fair value, with unrealized gains and losses reported as other comprehensive income within stockholders’ equity, net of applicable income taxes. Realized gains and losses and declines in value deemed to be other-than-temporary on available-for-sale securities are included in other income. Fair value of the securities is based upon the quoted market price on the last business day of the quarter or fiscal year. The cost basis for realized gains and losses on available-for-sale securities is determined on a specific identification basis. At August 31, 2003, the Company’s available-for-sale securities consisted of commercial paper, corporate debt, certificates of deposit and discount notes with a cost basis and accrued interest income totaling a fair value of $1,643,939.

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

Recoverability of Long-Lived Assets — The Company reviews its long-lived assets whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. The Company determines potential impairment by comparing the carrying value of the assets with expected net cash flows expected to be provided by operating activities of the business or related products. Should the sum of the expected undiscounted future net cash flows be less than the carrying value, the Company would determine whether an impairment loss should be recognized. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the asset. As of August 31, 2003, the Company did not consider any of its assets impaired.

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

Revenue Recognition — In recognizing revenue, the Company applies the provisions of the Securities and Exchange Commission Staff Accounting Bulletin 101, Revenue Recognition. The Company recognizes revenue from the sale of its products when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured. A portion of the gross profit on products shipped to the Company’s Corporate Joint Ventures is deferred until such products are sold by the Corporate Joint Ventures.

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

Recently Issued Accounting Pronouncements — The Company accounts for its stock option plan using the intrinsic value method and has adopted the “disclosure only” provision of SFAS No. 123, as amended in 2002 by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. These provisions require the Company to show, on a pro forma basis, the Company’s net income if it recorded an expense for stock options at the time of grant. Other than disclosure in this footnote, the Company does not use these pro forma results for any purpose. No compensation cost has been recognized for the stock options granted under the stock incentive plan.

If compensation cost for the Company’s Plans had been determined based on the fair value at the grant date for awards in the fiscal years ended August 31, consistent with the provisions of SFAS No. 123, the Company’s net income would have changed to the pro forma amounts indicated below:

	2003	2002	2001

Net income, as reported	$507,727	$1,227,176	$1,152,446
Net income, pro forma	466,134	1,169,886	1,088,384

Basic net income per common share, as reported	$0.14	$0.34	$0.31
Basic net income per common share, pro forma	0.13	0.32	0.29

Diluted net income per share, as reported	0.14	0.34	0.31
Diluted net income per share, pro forma	0.13	0.32	0.29

As noted above, accounting principles require the Company to show, on a pro forma basis, the Company’s net income if it recorded an expense for stock options at the time of grant. Other than disclosure in this footnote, the Company does not use these pro forma results for any purpose.

The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions and results for the grants:

	2003	2002	2001

Dividend yield	2.0%	2.0%	2.0%
Expected volatility	42.7%	43.9%	45.9%
Expected life of option	5 years	5 years	5 years
Average risk-free interest rate	3.04%	4.37%	5.67%
Average fair value of options on grant date	$1.16	$1.76	$2.59

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

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 addresses consolidation by business enterprises where equity investors do not bear the residual economic risks and rewards. These entities have been commonly referred to as “special purpose entities.” The Company is in the process of evaluating the impact this will have on the financial statements.

2.	INVENTORIES

	Inventories at August 31 consist of the following:

		2003	2002
	Production materials	$187,828	$249,596
	Work-in-process	—	1,737
	Finished goods	783,671	607,895

		$971,499	$859,228

3.          PROPERTY AND EQUIPMENT

Property and equipment at August 31 consist of the following:

	2003	2002

Land	$29,097	$29,097
Buildings and improvements	639,531	521,480
Machinery and equipment	831,347	693,245

	1,499,975	1,243,822
Less accumulated depreciation	973,237	834,042

	$526,738	$409,780

4.          NOTES RECEIVABLE AND FOREIGN DEPOSITS

Notes receivable and foreign deposits consist of the following:

	2003	2002
Notes receivable from North American operations	500,000	—
Notes receivable from industrial chemical corporate
joint venture partners	232,378	250,286
Foreign deposits	445,469	—

	$1,177,847	$250,286

5.          INVESTMENTS

Corporate Joint Ventures — The corporate joint venture arrangements allow the Company to successfully market and sell its products in foreign countries through the marketing efforts of joint venture partners without the Company having to develop its own international sales force. The Company’s corporate joint venture partners are knowledgeable in the applicable environmental, labor, tax and other requisite regulations and laws of the respective foreign countries in which they operate, as well as the local customs and business practices, and have a vested interest in making each joint venture a success.

The Company participates in various Corporate Joint Ventures in countries around the world. The Industrial Chemical Corporate Joint Ventures provide for the manufacturing, marketing, and distribution of materials science based industrial packaging products, the Non-Industrial Chemical joint ventures engage in manufacturing marketing and distribution outside of the traditional chemical products and the Business Consulting Corporate Joint Ventures provide sales and financing consulting services for a number of multination industrial customers and financial institutions.

The Company also has a 50% ownership interest in NTI ASEAN, LLC, which is used as a holding company for its corporate joint venture investments in the ASEAN region. Taiyo Petroleum Gas Co. Ltd., the Company’s existing joint venture partner in Japan, owns the remaining 50% ownership interest in NTI ASEAN, LLC.

The Company has an ownership interest either directly or indirectly in Corporate Joint Ventures in the following countries:

		NTIC
		Percent	Date of
		(%)	Original
Joint Venture Name	Country	Ownership	Investment

INDUSTRIAL CHEMICAL CORPORATE JOINT VENTURE
TAIYONIC LTD.	Japan	50%	1987
ACOBAL SAS	France	50%	1990
ZERUST-NIC CORP.	Taiwan	40%	1990
EXCOR GmbH	Germany	50%	1991
ST ZERUST (SEA) PTE. LTD	Singapore*	35%	1991
ZERUST AB	Sweden	50%	1991
NTI-ZERUST INIBIDORES DE CORROSÃO VCI LTDA.	Brazil	50%	1993
EUROMASCH	Austria	50%	1994
MOSTNIC	Russia	50%	1994
KOREA ZERUST CO., LTD.	South Korea	25%	1994
ZERUST OY	Finland	50%	1995
ACOR S.R.L.	Italy	50%	1996
ZERUST (U.K.) LTD.	United Kingdom	50%	1997
FATRA-NTI s.r.o.	Czech Republic	50%	1997
EXCOR SP. Z.o.o.	Poland	50%	1998
SPECIALTY — NTIA CO. LTD.	Thailand*	25%	1998
TIANJIN ZERUST CO.	China*	25%	2000
HARITA-NTI	India	50%	2000
CHONG WAH-NTIA SDN. BHD.	Malaysia*	25%	2000
ZERUST PHILIPPINES	Philippines*	50%	2001
FIBRO NTI JOINT STOCK CO.	Turkey	50%	2002
ZERUST CONSUMER PRODUCTS, LLC	United States	50%	2002
ZERUST BV	Holland	50%	2003
NTI NCC MIDDLE EAST SA.	Lebanon	50%	2003
REACT NTI, LLC	United States	50%	2003
NON-INDUSTRIAL CHEMICAL CORPORATE JOINT VENTURE
MUTEC GMBH	Germany	30%	2002
RS TECHNOLOGIES GMBH	Germany	10%	2003
BUSINESS CONSULTING CORPORATE JOINT VENTURE
WASHINGTON LIAISON OFFICE	United States	50%	1997
ART AVILES ASSOCIATES	United States	25%	2000

*Indirect ownership interest through NTI ASEAN, LLC

Fees earned from the Corporate Joint Ventures under licenses and technical and other support agreements were $2,601,634, $2,131,513 and $2,527,795, for the fiscal years ended August 31, 2003, 2002 and 2001, respectively.

The Company sponsors a worldwide Corporate Joint Venture conference every three years in which all of its Corporate Joint Ventures are invited to participate. The Company defers a portion of its royalty income received from its Corporate Joint Ventures in each period leading up to the next conference, reflecting that the Company has not fully earned the royalty payments received during that period. The next Joint Venture conference is scheduled to be held in 2004 and there was $225,000 and $103,200 of deferred royalty income recorded within other accrued liabilities at August 31, 2003 and 2002, respectively, related to this conference. The deferred income is expected to be recognized in 2004 when the conference is held. The costs associated with these joint venture conferences are recognized as incurred, generally in the period in which the conference is held.

The Company incurred expenses associated with the performance of its services for its Corporate Joint Ventures of $2,551,730, $1,585,931 and $1,956,810, for the fiscal years ended August 31, 2003, 2002 and 2001, respectively. These expenses were incurred primarily in conjunction with the performance of the technical services to existing Corporate Joint Ventures, travel, and legal fees related to the development of new joint ventures.

Composite financial information from the audited and unaudited financial statements of the Company’s joint ventures carried on the equity basis is summarized as follows:

		August 31

		2003	2002

Current assets		$19,359,530	$13,053,513
Total assets		23,954,072	16,462,161
Current liabilities		8,254,472	6,198,701
Noncurrent liabilities		2,544,017	245,895
Joint ventures’ equity		13,795,966	10,017,521
Northern Technologies International Corporation’s
share of Corporate Joint Ventures’ equity		6,152,921	5,179,825

	Years Ended August 31

	2003	2002	2001

Sales	$37,233,712	$24,931,945	$21,218,289
Gross profit	18,437,864	11,447,114	10,762,703
Net income	1,695,717	2,042,812	912,865
Northern Technologies International
Corporation’s share of equity in income
of Corporate Joint Ventures	939,098	1,010,053	530,348

European Holding Company — During the fiscal year 1997 the Company invested $254,639 for a 50% ownership interest in a European holding company. In fiscal year 2002, the European holding company paid out dividends of $190,434 to the Company for a partial return of its investment.

Investment in and Note Receivable from German Corporation — During fiscal year 2002, the Company invested $141,500 for a 30% ownership interest in Mutec Instruments GmbH. This German corporation is a developer and producer of electronic industrial instrumentation. The German corporation is accounted for using the equity method of accounting. In addition, on June 30, 2002, the Company entered into a promissory note with Mutec Instruments GmbH for €125,000 (see Note 8).

During 2003, the Company invested in a variety of new and existing Corporate Joint Ventures as follows:

The Company invested $127,742 in a new industrial chemical corporate joint venture in Holland. The contributions were made during the first and third quarters. This investment was financed by the extinguishment of the investment in the European holding company and additional cash contributions. The Company has a 50% ownership interest in the new entity. The new entity had no operations prior to the Company’s investment.

During the second quarter the Company commenced investing under an oral understanding with two unrelated parties in a new industrial chemical joint venture to be formed in the United States called React-NTI LLC. Not all of the terms and conditions of the transaction were finalized as of year end, but as of August 31, 2003 the Company had invested approximately $310,000, most of which was applied to product development, resulting in the acquisition of inventory and equipment. Subsequent to year end the Company has acquired 75% of the investment and will be consolidating the entity and its wholly owned subsidiary React Inc. going forward in fiscal year 2004. The Company made this acquisition to secure the proprietary technology owned by React Inc. and its affiliates to give the company a new product line compatible, but not competitive with , with the Company’s material science based industrial packaging products, systems and technology.

The Company invested $63,486 in a new industrial non-chemical corporate joint venture in Germany during the first quarter. The Company obtained a 10% ownership interest in this existing German GmbH and planned to partner with the German GmbH to market and sell welding machinery through the existing corporate joint venture network. In the fourth quarter this investment was written down to $0 as the investment was determined to be insolvent.

The Company invested $25,000 in an existing business consulting corporate joint venture in the United States. The Company made quarterly payments of $6,250. The Company has obtained a 25% ownership interest in this company to utilize various government and military associations. As the company has no assets its investment value is $0. However, the Company anticipates receiving annual dividends going forward.

The Company also received a portion of its original investment in NTI ASEAN, LLC back during the second quarter in the amount of $120,962. This amount was refunded pursuant to the unanimous agreement of the NTI ASEAN, LLC shareholders to reduce NTI ASEAN, LLC total capitalization. NTI ASEAN, LLC reduced its capital of the other 50% shareholder in the company by forgiving a $120,962 receivable from that shareholder. As a result, the Company’s ownership interest remained unchanged at 50%.

6.          STOCKHOLDERS’ EQUITY

During fiscal years 2003, 2002, and 2001, the Company acquired and retired 18,359, 45,000 and 116,900 shares of common stock for $64,124, $195,684 and $637,032, respectively.

During fiscal years 2000 and 1994 the Company’s Board of Directors and shareholders approved stock option plans (the Plans) providing for the granting of options to purchase 450,000 shares of common stock in total. Under the Plans, incentive stock options and nonqualified stock options could be granted to directors, officers, non-officer employees, and others. The options have a term of five years and become exercisable ratably over a three — or four-year period beginning on the first annual anniversary date of the grant. Options are granted at prices equal to the market value of the stock on the date of grant.

A summary of the status of the Company’s stock options for the years ended August 31 is as follows:

	2003		2002		2001

		Wgtd Avg		Wgtd Avg		Wgtd Avg
	Shares	Exer Price	Shares	Exer Price	Shares	Exer Price

Outstanding at beginning of year	128,896	$5.84	85,562	$6.60	94,562	$6.57
Granted	18,000	3.34	58,000	4.70	14,000	6.39
Exercised	0	0.00	0	0.00	(3,333)	6.00
Canceled	(28,575)	6.12	(14,666)	5.73	(19,667)	6.45

Outstanding at end of year	118,321	$5.39	128,896	$5.84	85,562	$6.60

Options exercisable at year-end	65,772	$6.19	50,015	$6.81	40,796	$6.50

The following table summarizes information about stock options outstanding at August 31, 2003:

Options Outstanding

		Weighted		Options Exercisable
Average
		Remaining	Weighted		Weighted
Range of		Contractual	Average		Average
Exercise	Number	Life	Exercise	Number	Exercise
Prices	Outstanding	(Years)	Price	Exercisable	Price

$3.34—$7.00	118,321	2.42	$5.39	65,772	$6.19

7.          SEGMENT INFORMATION

The Company is engaged in the development, manufacturing, and marketing of proprietary materials science based industrial packaging products. The Company’s electronic sensing business was terminated in fiscal year 2002. Further disclosure regarding the two businesses is not presented, as management uses the consolidated information to allocate resources and evaluate performance.

Sales by geographic location as a percentage of total sales were as follows:

	2003	2002	2001

U.S.A. to unaffiliated customers	70%	74%	72%
Outside the U.S.A. to:
Corporate Joint Ventures in which the Company is a
shareholder directly and indirectly	10	8	7
Unaffiliated customers	20	18	21

	100%	100%	100%

One customer accounted for approximately 13%, 12% and 10% of net sales for the fiscal years ended August 31, 2003, 2002 and 2001, respectively.

8.	RETIREMENT PLAN AND EMPLOYEE STOCK PURCHASE PLAN

The Company has a 401(k) employee savings plan. Employees who meet certain age and service requirements may elect to contribute up to 7% of their salaries. The Company contributes the lesser of 50% of the participant’s contributions or 3.5% of the employee’s salary. The Company recognized expense for the savings plan of $56,070, $42,000, and $37,000 for the fiscal years ended August 31, 2003, 2002 and 2001, respectively.

The Company has an employee stock purchase plan. Employees who meet certain age and service requirements may elect to contribute a portion of their salary to purchase up to 2000 shares in a fiscal year. Employees receive a 10% discount on the purchase price of the stock and shares can be purchased quarterly.

9.	RELATED-PARTY TRANSACTIONS

The Company paid reimbursement for travel and related expenses of $421,000, $240,000, and $249,000 for the fiscal years ended August 31, 2003, 2002, and 2001, respectively, to a financial and management consulting firm, Inter Alia, which owns 25.1% of the Company’s outstanding common shares, and of which the Company’s Co-Chief Executive Officer and Chairman of the Board, the Company’s other Co-Chief Executive Officer and President and Corporate Secretary are shareholders. The management consulting firm earned commissions of approximately $51,882, $66,420, and $52,544 for the fiscal years ended August 31, 2003, 2002, and 2001, respectively, on the net proceeds of sales of the Company’s product. In addition, the Company has paid all life insurance premiums related to all policies that insure the related parties of which the Company’s Co-Chief Executive Officer and Chairman of the Board and the Company’s other Co-Chief Executive Officer and President, for which the Company is the beneficiary.

On May 31, 2002, the Company made a loan of $50,000 to Atagencer LLC, a limited liability corporation that is principally owned by Dr. Mehmet Gencer, a member of the Company’s Board of Directors. This loan was evidenced by a promissory note held by the Company and the outstanding principal balance bore interest at a rate of 2% per annum. The note was due five years from the date of issuance. The loan was made to Atagencer LLC to enable it to obtain a 25% share in Fibro NTI Joint Stock Company in Turkey, of which NTIC is a 50% owner. This note was paid in full in July 2003. Additionally, Atagencer LLC entered into a consulting agreement in 2001, prior to Dr. Gencer becoming a director in 2002, to provide consulting services to the Company. During fiscal 2003 and 2002, the Company paid $96,000 and $79,000, respectively, for these services.

On June 30, 2002, the Company made a loan of €125,000 to Mutec Instruments GmbH. This loan is evidenced by a promissory note held by the Company and the outstanding principal balance bears interest at a rate of 6.55% per annum. The note is due to the Company ten years from the date of the note. NTIC currently owns 30% of the company. The proceeds of the loan will be used by Mutec Instruments GmbH to obtain capital equipment and finance operations.

On June 1, 2003, the Company made a loan of $25,000 to Tao Meng, who subsequently became a member of the Company’s Board of Directors on July 15, 2003. The loan is evidenced by a promissory note held by the Company which bears interest at a rate of 2% per annum. The note is due to the Company five years from the date of issuance. The loan was obtained by Tao Meng to obtain a 25% share in Tianjin ZERUST Ltd. in China, of which NTIC is a 25% owner.

10.       INCOME TAXES

The provisions for income taxes for the fiscal years ended August 31 consist of the following:

	2003	2002	2001
Current:
Federal	$(176,000)	137,000	$445,000
State	6,000	28,000	40,000

	(170,000)	165,000	485,000

Deferred:
Federal	78,000	19,000	60,000
State	7,000	1,000	10,000

	85,000	20,000	70,000

	$(85,000)	$185,000	$555,000

Reconciliations of the expected federal income tax at the statutory rate with the provisions for income taxes for the three fiscal years ended August 31 are as follows:

	2003	2002	2001
Tax computed at statutory rates	$130,000	$480,000	$600,000
State income tax, net of federal benefit	6,000	20,000	30,000
Equity in income of international joint ventures	(296,000)	(352,000)	(185,000)
Other	75,000	37,000	110,000

	$(85,000)	$185,000	$555,000

The Company has not recognized a deferred tax liability relating to undistributed earnings of Corporate Joint Ventures and European holding company that are essentially permanent in duration of $1,709,000 and $1,395,388 at August 31, 2003 and 2002, respectively. If some or all of the undistributed earnings of the Corporate Joint Ventures and European holding company are remitted to the Company in the future, income taxes, if any, after the application of foreign tax credits will be provided at that time.

The tax effect of the temporary differences and tax carryforwards comprising the net deferred taxes shown on the balance sheets at August 31 are as follows:

	2003	2002
Current:
Allowance for doubtful accounts	$2,000	$5,000
Inventory costs	17,000	20,000
Prepaid expenses and other	(32,000)	(12,000)
Accrued expenses	16,000	23,000
Deferred gross profit	9,000	9,000

Total current	$12,000	$45,000

Noncurrent:
Excess of book over tax depreciation	$56,000	$71,000
Asset valuation reserves	287,000	324,000

Total noncurrent	$343,000	$395,000

11.       COMMITMENTS AND CONTINGENCIES

In 1999 the Company obtained a one-third ownership in an Ohio limited liability company (the LLC). The LLC owns and operates a rental property located in Beachwood, Ohio, acquired at a cost of $2,205,000 in fiscal 2000. As of August 31, 2003, the Company has guaranteed up to $337,833 of the LLC’s $2,027,000 mortgage obligation. The Company’s subsidiary has entered into a 15-year lease agreement for 16,826 square feet of office, manufacturing, laboratory, and warehouse space requiring monthly payments of $16,994, which is adjusted annually according to the annual consumer price index through November 2014. Total rent expense under the lease was approximately $204,864 and $205,344 for the years ended August 31, 2003 and 2002, respectively. By its ownership in the LLC, the Company’s subsidiary is entitled to one-third of the LLC’s operating results, which are accounted for on the equity method. The rental property is now fully leased.

The Company is involved in various legal actions arising in the normal course of business. Management is of the opinion that any judgment or settlement resulting from pending or threatened litigation would not have a material adverse effect on the financial position or results of operations of the Company.

12.        STATEMENTS OF CASH FLOWS

Supplemental disclosures of cash flow information for the three fiscal years ended August 31 consist of:

	2003	2002	2001
Cash paid (received) during the year for income taxes	$111,535	$(61,594)	$740,551
Increase (decrease) in the Company’s investment in Corporate Joint Ventures and accumulated other comprehensive
loss due to changes in exchange rates	269,045	277,657	(133,163)

13.         QUARTERLY INFORMATION (UNAUDITED)

	Quarter Ended

	November 30	February 28	May 31	August 31
Fiscal year 2003:
Net sales	$1,981,071	$2,001,116	$2,189,926	$2,181,762
Gross profit	1,064,479	1,042,692	1,105,255	1,171,376
Income before income taxes	251,320	456,413	(102,707)	(182,299)
Income taxes	(1,000)	66,000	(82,000)	(68,000)
Net income	252,320	390,413	(20,707)	(114,299)

Net income per share:
Basic	$0.07	$0.11	$(0.01)	$(0.03)
Diluted	$0.07	$0.11	$(0.01)	$(0.03)

Weighted average common shares assumed
outstanding:
Basic	3,638,530	3,635,086	3,629,863	3,632,391
Diluted	3,638,530	3,636,919	3,635,179	3,636,679

	Quarter Ended

	November 30	February 28	May 31	August 31
Fiscal year 2002:
Net sales	$2,099,189	$1,564,085	$2,003,500	$1,927,609
Gross profit	1,188,467	765,674	1,002,782	1,048,288
Income before income taxes	657,562	(67,267)	435,999	385,882
Income taxes	170,000	(90,000)	60,000	45,000
Net income	487,562	22,733	375,999	340,882

Net income per share:
Basic	$0.13	$0.01	$0.10	$0.09
Diluted	$0.13	$0.01	$0.10	$0.09

Weighted average common shares
assumed outstanding:
Basic	3,670,870	3,669,273	3,667,747	3,653,471
Diluted	3,670,870	3,669,273	3,667,747	3,653,471

Item 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 8A.	CONTROLS AND PROCEDURES.

As of August 31, 2003, the end of the period covered by this report, the Company carried out an evaluation under the supervision of, and with participation from, its Chairman of the Board and Co-Chief Executive Officer, President and Co-Chief Executive Officer, and Chief Financial Officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). Based upon that evaluation the Company, as well as its Chairman of the Board and Co-Chief Executive Officer, President and Co-Chief Executive Officer, and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures need improvement to be considered effective. We continue to evaluate methods to improve our internal controls and procedures and he Company intends to evaluate and fix all weaknesses in internal controls as required by the rules promulgated under the Exchange Act and the Sarbanes-Oxley Act of 2002. We do not believe that these disclosure and internal control deficiencies resulted in material misstatements in our consolidated financial statements contained in this Form 10-KSB.

PART III

Item 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

A.         Directors of the Registrant

The following table sets forth certain information as of December 11, 2003, which has been furnished to the Company by the directors named below.

Name	Age	Principal Occupation	Director Since

Philip M. Lynch	67	Co-Chief Executive Officer and Chairman of the	1979
		Board of the Company and Executive Vice
		President of Inter Alia Holding Company
Dr. Donald A. Kubik	63	Vice Chairman and Chief Technology Officer of	1995
		the Company
Richard G. Lareau	75	Partner of Oppenheimer Wolff & Donnelly LLP	1980
Ursula Kiel-Dixon	50	Senior Vice President at ThyssenKrupp A.G.	2001
Prof. Aradhna Krishna	42	Professor of Marketing, University of Michigan	2001
		Business School
Mark J. Stone	44	President, Petrus International, Inc.	2001
Stephan C. Taylor	56	President and Co-founder of Taylor Packaging	2001
		and C.E.O. of Zerust (U.K.) Ltd. and Zerust B.V.
Dr. Mehmet A. Gencer	51	Founder and President of Atagencer LLC and	2002
		IMET Corporation, Akron, Ohio
Pierre Chenu	65	Retired Vice-President, Worldwide Operations, in	2003
		Asahi’s Flat Glass Company
Tao Meng	39	General Manager of Tianjin Zerust Anti-	2003
		Corrosion Technologies Ltd.

Mr. Philip M. Lynch has been Executive Vice President of Inter Alia Holding Company, a financial and management consulting firm, for more than six years. Mr. Lynch is a member of the Board of Directors of Fosbel S.A., headquartered in Brussels, Belgium (operating in North America, South America, Asia and in 17 Western and three Eastern European countries). Fosbel S.A. is itself a joint venture between Glaverbel S.A., (Bruxelles), a leading Belgian glass manufacturing company and an affiliate of Asahi Glass Co. Ltd., and Cinven Limited, an English financial institution. Mr. Lynch is also a member of the Board of Directors of Agra Tagger AG. in Austria and EDR Inc. in Cleveland, Ohio. Mr. Philip M. Lynch is the father of Jennifer S. Lynch and G. Patrick Lynch.

Dr. Donald A. Kubik has been employed by the Company since 1978, and was named Vice Chairman in September 1999. Dr. Kubik served as Vice President of the Company from 1979 to

September 1999 at which time Dr. Kubik was appointed Vice Chairman. Additionally he served as Co-Chief Executive Officer of the Company from September 1999 to May 2000. In May 2000, Dr. Kubik was made Chief Technology Officer of the Company and is a member of the Executive Committee. During his employment as Chief Technology Officer with the Company, Dr. Kubik has been responsible for developing the patent that led to the Company’s introduction of protective plastic film and paper products incorporating volatile corrosion inhibitors. Prior to joining the Company, Dr. Kubik held a research and development position with Minnesota Mining & Manufacturing (3M).

Mr. Richard G. Lareau has been a partner at the law firm of Oppenheimer Wolff & Donnelly LLP since 1960. Mr. Lareau also serves as a trustee of Mesabi Trust, a New York Stock Exchange listed royalty trust.

Mrs. Ursula Kiel-Dixon, a German citizen, has been Head of Corporate Affairs International with ThyssenKrupp A.G., Germany, since November 1999. Previously, Mrs. Kiel-Dixon served as Head of Department, Sales and M&A Strategy with ThyssenKrupp Stainless GmbH, Germany, from October 1997 until October 1999, and as Director, Marketing for ThyssenKrupp Nirosta GmbH, from April 1997 to September 1997. From 1991 to 1997 Mrs. Kiel-Dixon was Deputy Head of Controlling Department with Fried. Krupp A.G. Hoesch — Krupp. Mrs. Kiel-Dixon holds an M.A. in Economics from State University of New York at Stony Brook, NY.

Prof. Aradhna Krishna has been Professor of Marketing at University of Michigan Business School since 2000 and Associate Professor of Marketing at the same institution from 1998 until 2000. Prof. Aradhna Krishna was an Associate Professor of Marketing at Columbia University from 1993 to 1998. She serves on the Editorial Boards of the Journal of Marketing Research, Journal of Consumer Research, Marketing Science and Marketing Letters, and has numerous articles published in academic journals. Prof. Krishna holds a Ph.D. in marketing from the Stern School of Business, New York University.

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

Mr. Stephan Taylor, a citizen of the United Kingdom, graduated in education from Bede College, Durham University, England in 1969. He then spent four years teaching before founding, with his Father, Taylor Packaging Ltd. Taylor Packaging maintains a 50% ownership in both Zerust (UK) Ltd. and Zerust B.V., the company’s joint ventures in the United Kingdom and the Netherlands. Mr. Taylor is Chief Executive Officer of both companies. Mr. Taylor is also Chairman and Managing Director of Taylor Packaging Ltd, Taypac Moroc Sarl and T.P. Enterprises Ltd and Vice Chairman of Business Link County Durham, Business Support Advisory Board, County Durham, England.

Dr. Mehmet A. Gencer has been the President and founder of IMET Corporation, Akron, Ohio since 1997. Dr. Gencer was with BF Goodrich Company from 1984 though 1999. While with BF Goodrich Co. he held the positions of Director of Emerging Technologies, Associate Director of Technology and New Business Development, Senior R&D Manager, Environmental Technology Research Manager and Biotechnology Group Senior R&D Engineer. Dr. Gencer obtained his

Doctor of Philosophy in Chemical Engineering from Drexel University, Masters of Science in Chemical Engineering from University of Pennsylvania, and Bachelor of Science in Chemical Engineering from Ege University. Dr. Gencer has been providing consulting services to the Company since May 2000. Atagencer LLC, a limited liability corporation that is principally owned by Dr. Gencer, maintains a 25% ownership interest in the Company’s corporate joint venture located in Turkey.

Mr. Pierre Chenu, a citizen of Belgium, most recently served as Vice President, Worldwide Operations, Flat Glass Activities within the Asahi-Glaverbel Glass Group. Prior to that, Mr. Chenu was a member of the Executive Committee of Glaverbel S.A., with various operating responsibilities in France, Spain, Italy, Russia, Germany, China and the United States. Before joining Glaverbel, Mr. Chenu worked for U.S. Steel in steel production in Pittsburgh, Pennsylvania and for Corning Inc. where he held various staff, line and executive positions in the United States, France and the United Kingdom. Mr. Chenu holds a Master’s Degree in Engineering, with a specialty in metallurgy, from the University of Liege (Belgium) and a M.B.A. from Harvard University.

Mr. Tao Meng, a citizen of China, received his Bachelor’s and Master’s Degrees in Systems Engineering at the Huazhong University of Science and Technology. Following successful completion of Advanced Training Programs in International Trading and International Cooperation in England and Canada, Mr. Meng was appointed Deputy Director, Division of America and Oceania in the Department of International Cooperation at the Ministry of Internal Trade of the People’s Republic of China. From there, Mr. Meng was posted to New York where he served as Chief Representative of the Ministry of Internal Trade of the People’s Republic of China in the United States from 1996 to 1999. In 1999, Mr. Meng was named General Manager of Tianjin Zerust Co., where he currently serves as a partner in charge of Northern Technologies joint venture company in China.

B.         Executive Officers of the Registrant

The executive officers of the Company, their ages and the offices held, as of November 15, 2003, are as follows:

Name	Age	Position in the Company

Philip M. Lynch	67	Chairman of the Board and Co-Chief Executive Officer*

G. Patrick Lynch	36	President and Co-Chief Executive Officer*

Dr. Donald A. Kubik	63	Vice Chairman, Chief Technology Officer*

Matthew C. Wolsfeld	29	Chief Financial Officer*

*Members of the Executive Committee

Mr. Philip M. Lynch has been Executive Vice President of Inter Alia Holding Company for more than five years. Mr. Lynch is the father of Mr. G. Patrick Lynch. Refer to “Directors of the Registrant” for a more detailed discussion.

Mr. G. Patrick Lynch, an employee of the Company since 1995, has been President and Co-Chief Executive Officer since May 2000. Mr. G. Patrick Lynch was Vice President of Strategic Planning, Corporate Secretary and a member of the Executive Committee, which served as Co-Chief

Executive Officer from September 1999 to May 2000. Mr. G. Patrick Lynch is also an officer and director of Inter Alia Holding Company. Prior to joining the Company, Mr. G. Patrick Lynch held positions in sales management for Fuji Electric Co., Ltd. in Tokyo, Japan, and programming project management for BMW AG in Munich, Germany. Mr. G. Patrick Lynch received an M.B.A. degree from the University of Michigan Business School in Ann Arbor, Michigan. Mr. G. Patrick Lynch is the son of Mr. Philip M. Lynch and the brother of Jennifer S. Lynch.

Dr. Donald A. Kubik has been employed by the Company since 1978. Refer to “Directors of the Registrant” for a more detailed discussion.

Mr. Matthew C. Wolsfeld, an employee of the Company since February 2001, has been the Company’s Chief Financial Officer since November 9, 2001. Mr. Wolsfeld was Controller of the Company from May 2001 through November 2001. Prior to joining the Company, Mr. Wolsfeld held an auditing position with PricewaterhouseCoopers LLP in Minneapolis, Minnesota. Mr. Wolsfeld received a B.A. degree in Accounting from the University of Notre Dame and is currently obtaining his M.B.A. degree at the University of Minnesota, Carlson School of Business. Mr. Wolsfeld is a Certified Public Accountant.

C.        Officers of the Registrant

Officers of the Company, their ages and the offices held, as of November 15, 2003, are as follows:

Name	Age	Position in the Company

Elsie F. Gilles	62	Treasurer

Irina V. Roytman	38	Vice President and Coordinator for Eastern Europe

Prof. Efim Ya. Lyublinski	66	Vice President and Director of Applications Engineering

Dr. Yelena L. Shanina	55	Vice President and Director of Technical Coordination

Jennifer S. Lynch	30	Corporate Secretary

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

Prof. Efim Ya. Lyublinski has been employed by the Company since March 2000 in the position of Vice President and Director of Applications Engineering. Prof. Lyublinski is a Member of the Russian Academy of Natural Sciences. From 1984 to 1999 Prof. Lyublinski was Head of Laboratory of Complex Methods of Corrosion Protection at the Central Research Institute of Structural Materials (“Prometey”), St. Petersburg. Prof. Lyublinski also held a Senior Consulting Position with Osmos Technology, Boston, Massachusssetts from 1995 to 1999. Prof. Lyublinski holds 14 patents, is responsible for 64 inventions and has authored 8 books, 6 booklets, 140 articles and 75 contributions to various conferences in the areas of materials science and corrosion.

Dr. Yelena L. Shanina has been employed by the Company since April 2002 in the position of Vice President and Director of Technical Coordination. Dr. Shanina is a graduate of Moscow State University, Chemical Faculty specializing in chemical kinetics. After graduating, Dr. Shanina worked as a senior researcher of the Institute of Biochemical Physics of the Russian Academy of Sciences. Dr. Shanina has authored more than 30 articles in her field. From 1998 until April 2002 Dr. Shanina also was responsible for applications engineering for NTIC’s Joint Venture in the Russian Federation, MostNIC, providing hands-on technical support to MostNIC’s customers with respect to the chemistry and proper use of the NTIC industrial packaging formulations developed within the Russian Federation, both at our Excor Technical Center in Dresden, Germany, and stemming from the United States and Japan.

Ms. Jennifer S. Lynch has been employed by the Company as Corporate Secretary since January, 2003. Previously she was the Director of Group Programs at the Berlitz Language School in Washington, DC. She holds an M.A. in International Relations from the Johns Hopkins University School of Advanced International Studies (SAIS). Ms. Jennifer S. Lynch is the sister of G. Patrick Lynch and the daughter of Philip M. Lynch.

D.        Audit Committee/Audit Committee Financial Expert

The Company has an audit committee of the Board of Directors that meets the definition of “audit committee” set forth in Section 3a(58)(A) of the Exchange Act. The Audit Committee maintains an active role in communication with the Company’s independent auditors and with the management of the Company and performs its duties and responsibilities set forth in the Audit Committee Charter. The Audit Committee for fiscal 2003 consisted of Messrs. Lareau, Vukcevich and Stone. The Audit Committee met five times during fiscal 2003. Messrs. Lareau, Chenu and Stone currently serve on the Audit Committee and will continue to serve as the Audit Committee for fiscal 2004.

The Board of Directors of the Company has not determined any of the members of the Audit Committee, are considered audit committee financial experts, as that term is defined in the applicable rules and regulations promulgated under the Securities Exchange Act of 1934. The Board of Directors has concluded that the members of the Audit Committee are qualified to serve on the Audit Committee by the virtue of their experience and qualifications.

E.         Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers and all persons who beneficially own more than 10% of the outstanding shares of the Company’s Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the Company’s Common Stock. Executive officers, directors and greater than 10% beneficial owners are also required to furnish the Company with copies of all Section 16(a) forms they file. To the Company’s knowledge, based upon a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended August 31, 2003, none of the Company’s directors or officers or beneficial owners of greater than 10% of the Company’s Common Stock failed to file on a timely basis the forms required by Section 16 of the Exchange Act.

F.         Code of Ethics

The Company has adopted a code of ethics that applies to its co-principal executive officers, principal financial officer and treasurer, as well as other employees and the Company’s directors.

Item 10. EXECUTIVE COMPENSATION.

A.         Compensation of Directors

Directors Fees. Each person who was a non-employee director for all of fiscal 2003 received an annual retainer of $10,000 in fiscal 2003 for services rendered as a director of the Company, and each person who was a non-employee director for a portion of fiscal 2003 received a portion of such fee. Each non-employee director of the Company further received $1,000 for each Board meeting and Strategic Planning meeting and $500 for each Committee (e.g. Audit and Compensation) meeting attended. The Chairman of the Board does not receive any Board or committee meeting fee. The Company pays the premium on a group health insurance policy for the Chairman of the Board.

Automatic Option Grants to Non-Employee Directors. Pursuant to the Company’s 1994 and 2000 Stock Incentive Plans (the “Plans”), each non-employee director of the Company is automatically granted a non-qualified option to purchase 2,000 shares of Common Stock (a “Director Option”) on the first day of each fiscal year in respect to their past year’s services as a non-employee director of the Company. Non-employee directors who are elected or appointed to the Board following the first day of the Company’s fiscal year receive pro rata portion of 2,000 shares of Common Stock calculated by dividing the number of months remaining in the fiscal year at the time of election or appointment divided by twelve, which options are granted at the end of the relevant fiscal year.

On September 1, 1998, Messrs. Dworkin, Hahn, Lareau, Lynch, Rikuta and Vukcevich each received a Director Option to purchase 2,000 shares of Common Stock at an exercise price of $6.25 per share, and on September 1, 1999, the same individuals each received a Director Option to purchase 2,000 shares of Common Stock at an exercise price of $6.5625 per share. Subsequently, Mr. Lynch voluntarily forfeited his September 1, 1999 Director Option to purchase 2,000 shares to the Option Plan. All of such Director Options granted vest in equal one-third installments over a three-year period.

Automatic option grants were made pursuant to the Company’s Plan as of September 1, 2000 to Messrs. Dworkin, Lareau, Lynch, Rikuta, and Vukcevich, the Company’s non-employee directors. Each received a Director Option to purchase 2,000 shares of Common Stock at an exercise price of $6.75.

On February 9, 2001, Ms. Kiel-Dixon, Ms. Krishna, Mr. Taylor, and Mr. Stone each received a Director Option to purchase 1,000 shares of Common Stock at an exercise price of $5.50 per share.

Automatic option grants were made pursuant to the Company’s Plan as of September 1, 2001 to Mr. Lareau, Mr. Lynch, Mr. Rikuta, Mr. Vukcevich, Ms. Kiel-Dixon, Ms. Krishna, Mr. Stone, and Mr. Taylor, the Company’s non-employee directors. Each received a Director Option to purchase 2,000 shares of Common Stock at an exercise price of $5.00.

Automatic option grants were made pursuant to the Company’s Plan as of September 1, 2002 to Mr. Lareau, Mr. Lynch, Mr. Rikuta, Mr. Vukcevich, Ms. Kiel-Dixon, Ms. Krishna, Mr. Stone, Mr. Taylor and Mr. Gencer, the Company’s non-employee directors. Each received a Director Option to purchase 2,000 shares of Common Stock at an exercise price of $3.34.

Automatic option grants were made pursuant to the Company’s Plan as of September 1, 2003 to Mr. Lareau, Mr. Lynch, Mr. Meng, Ms. Krishna, Ms. Kiel-Dixon, Mr. Gencer, Mr. Chenu, Mr. Stone, and Mr. Taylor, the Company’s non-employee directors. Each received a Director Option to purchase 2,000 shares of Common Stock at an exercise price of $5.30.

B.        Summary of Cash and Certain Other Compensation Paid to Executive Officers

The following table provides summary information concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of the Company’s Co-Chief Executive Officers and the most highly compensated executive officers of the Company whose cash and non-cash salary and bonus exceeded $100,000 in the fiscal year ended August 31, 2003 (the “Named Executive Officers”).

Summary Compensation Table

				Annual Compensation
							Underlying
Name and Principal Position	Year	Salary ($)		Bonus ($)(1)	Other ($)(2)		Options (#)

Philip M. Lynch (4)	2003	1		0	0	(3)	2,000
Chairman of the Board and Co-Chief	2002	0		0	0	(3)	2,000
Executive Officer	2001	0		0	0	(3)	2,000

Donald A. Kubik (4)	2003	200,000		0	5,500		0
Vice Chairman and Chief Technology	2002	200,000		0	5,500		0
Officer	2001	200,000		0	5,250		0

G. Patrick Lynch (4)	2003	116,630		17,500	4,607	(3)	0
President and Co-Chief	2002	110,000		15,000	3,850	(3)	0
Executive Officer	2001	100,000		0	3,606	(3)	0

Matthew C. Wolsfeld (4)	2003	81,575		17,500	3,380		0
Chief Financial Officer	2002	65,000		15,000	2,275		10,000
	2001	31,795	(5)	5,000	0		0

(1)	Annually, prior to the November Board of Director’s meeting, the Compensation Committee recommends bonuses to be paid to the Executive Officers of the Company. The Board then considers and, if it deems appropriate, approves the bonuses. The annual bonuses are paid in the subsequent year based on the services performed in the fiscal year covered in this 10-KSB; an estimated accrual is prepared based on the Compensation Committee recommendations at the July Board meeting.

(2)	Compensation hereunder consists of contributions to the 401(k) plans of the Named Executive Officers.
(3)	Does not include any commissions payable to Inter Alia Holding Company, an entity of which Mr. Philip Lynch and Mr. G. Patrick Lynch are shareholders, under a certain Manufacturer’s Representative Agreement. See “Item 12 — Certain Relationships and Related Party Transactions.”

(4)	Denotes the individual as a member of the Executive Committee.
(5)	This amount represents a partial year as the Company hired Mr. Wolsfeld in February of fiscal year 2001.

C.        Option Grants and Exercises.

The following tables summarize option grants to, and exercises by, the Company’s Named Executive Officers and the potential realizable value of the options held by such persons as of August 31, 2003.

OPTION GRANTS IN LAST FISCAL YEAR

		Individual Grants

					Potential Realizable
					Value at Assumed
		Percent of Total			Annual Rates of Stock
	Number of	Options			Price Appreciation
	Securities	Granted to	Exercise or		For Option Term (2)
	Underlying	Employees	Base Price	Expiration
Name	Options Granted (#)(1)	in Fiscal Year	($/Sh)	Date	5%	10%

Philip M. Lynch	2,000	100%	3.34	9/1/2007	$1,846	$4,078

(1)	The options were granted under the Company’s Plan and are subject to the terms of the Plan.
(2)	These amounts represent certain assumed rates of appreciation only. Actual gains, if any, on stock option exercises are dependent upon the future performance of the Company’s common stock and overall market conditions. The amounts represented in this table might not necessarily be realized.

The following table provides information for the year ended August 31, 2003 as to the individual exercising of options and the potential realizable value of the options held by the Named Executive Officers as of August 31, 2003.

Aggregated Option Exercises in Fiscal 2003 and
Fiscal 2003 Year-End Option Values

					Value of Unexercised
			Number of Unexercised		In-the-Money Options
			Options at August 31, 2003(#)		at August 31, 2003 (1)

	Shares
	Acquired	Value
Name	on Exercise (#)	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Philip M. Lynch	0	$0	4,000	4,000	$210	$4,320
Donald A. Kubik	0	$0	2,667	0	$0	$0
G. Patrick Lynch	0	$0	2,000	1,000	$0	$0
Matthew C. Wolsfeld	0	$0	3,333	6,667	$2,470	$4,930

(1)	Value is calculated as the excess of the fair market value of the Common Stock on August 31, 2003 over the exercise price of the options. On August 31, 2003, the fair market value of the Common Stock was $5.30 per share.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information regarding the beneficial ownership of the Common Stock of the Company as of December 11, 2003, unless otherwise noted (a) by each stockholder who is known by the Company to own beneficially more than 5% of the outstanding Common Stock, not including Institutional investors and/or Mutual Funds, (b) by each director, (c) by each Named Executive Officer and other officers, and (d) by all executive officers, officers and directors of the Company as a group.

	Shares of Common Stock (1)		Number of Unexercised
Name	Amount	Percent of Class (2)	Exercisable	Unexercisable

Inter Alia Holding Company (3)	911,668	25.06%	0	0
Dr. Donald A. Kubik	110,508	3.04%	2667	0
Richard G. Lareau	35,000	0.96%	6000	4000
Mark Stone (4)	10,000	0.27%	1334	3666
Dr. Mehmet Gencer	4,000	0.11%	667	3333
Elsie F. Gilles	3,352	0.09%	3667	1333
Philip M. Lynch (5)	2,000	0.05%	4000	4000
G. Patrick Lynch (5)	1,700	0.05%	3000	0
Matthew C. Wolsfeld	1,524	0.05%	3334	6666
Prof. Efim Ya. Lyublinski	1,101	0.04%	0	0
Irina Roytman (6)	650	0.02%	4666	3334
Stephan Taylor	—	*	1334	3666
Ursula Kiel-Dixon	—	*	1334	3666
Prof. Aradhna Krishna	—	*	1334	3666
Dr. Yelena L. Shanina	—	*	0	0
Jennifer S. Lynch (5)	—	*	0	0
Pierre Chenu	—	*	0	0
Tao Meng	—	*	0	0

Directors and executive officers as a
group (18 persons) (7)	1,081,503	29.70%	33,337	37,330

(1)	All of the shares owned or held by individuals or entities possessing sole voting and investment power with respect to such shares. These amounts do not include any exercisable options.
(2)	Based on 3,626,192 shares of Common Stock outstanding as of December 11, 2003.
(3)	Includes 911,668 shares held of record by Inter Alia Holding Company, 16210 Parkland Drive Shaker Heights, Ohio 44120, a financial and management consulting firm of which Mr. Philip M. Lynch, the Chairman of the Board of Directors and the Co-Chief Executive Officer of the Company, Mr. G. Patrick Lynch, President and the Co-Chief Executive Officer of the Company and Ms. Jennifer S. Lynch are shareholders.

(4)	Includes 10,000 shares held jointly with his wife, Margery Stone.
(5)	Does not include 911,688 shares held of record or beneficially owned by Inter Alia Holding Company, of which Mr. Philip M. Lynch, Ms. Jennifer S. Lynch and Mr. G. Patrick Lynch are shareholders.

(6)	Includes 350 shares held jointly with her husband, Alexander Roytman.
(7)	Includes 911,668 shares held of record by Inter Alia Holding Company, a financial and management consulting firm of which Mr. Philip M. Lynch, the Chairman of the Board of Directors and the Co-Chief Executive Officer of the Company, Mr. G. Patrick Lynch, President and the Co-Chief Executive Officer of the Company and Ms. Jennifer S. Lynch are shareholders.

Equity Compensation Plan Information.

The following table summarizes the Company’s equity compensation plan information as of August 31, 2003:

			Number of Securities Remaining
			Available for Future Issuance
	Number of Securities to		Under Equity Compensation
	be Issued upon Exercise	Weighted Average Exercise Price	Plans (Excluding Securities
Plan Category	of Outstanding Options	of Outstanding Options ($)	Reflected in the First Column)

Equity compensation plans
approved by security holders
1994 Stock Option Plan	35,321	6.82	0

2000 Stock option Plan	83,000	4.79	117,000

Equity compensation plans
not approved by security holders	0	0	0

Total	118,321	5.39	117,000

Item 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

On October 1, 1976, the Company entered into a Manufacturer’s Representative Agreement with The Saxxon Organization, Incorporated (the “Agreement”). The Agreement has no expiration date and may be terminated by either party upon 60 days written notice. Effective January 9, 1980, the Agreement was assigned by Saxxon to Inter Alia Holding Company, a financial and management consulting firm of which Philip M. Lynch, the Chairman of the Board of Directors of the Company, is an officer and director. Under the Agreement, Inter Alia Holding Company (or the “Representative”) is entitled to commissions from the Company on the net proceeds of sales of the Company’s product generated by Inter Alia Holding Company. The Representative acts as an independent manufacturer’s representative of the Company. It has a non-exclusive worldwide right to offer for sale and solicit orders for the Company’s products in accordance with prices determined by the Company. The Representative is responsible for all of its own operating expenses with no entitlement for reimbursement from the Company for this activity. The Representative has not effected any sales within the United States. The Representative has developed sales outside the United States, which resulted in commissions of approximately $51,882, $66,420 and $52,544, for the fiscal years ended August 31, 2003, 2002 and 2001, respectively. In light of the Company’s own domestic sales effort and its distributor network within the United States, the Company does not anticipate the Representative developing any sales within the United States. Additionally, the Company’s expanding international joint venture program may also limit opportunities abroad for the Representative. Thus, the Company does not anticipate that the Representative will develop any significant sales volume for the Company in the future.

The Company paid reimbursement for travel and related Company expenses of $421,000, $240,000, and $249,000 for the year ended August 31, 2003, 2002 and 2001, respectively, to Inter

Alia Holding Company of which the Company’s Co-Chief Executive Officer and Chairman of the Board is an officer and director. Such reimbursements of travel and related expenses were not related to the functions of Inter Alia Holding Company as representative, but rather were paid in respect to the conduct of business for and on behalf of the Company. Mr. G. Patrick Lynch, President and Co-Chief Executive Officer of the Company, and Ms. Jennifer S. Lynch are also shareholders of Inter Alia Holding Company.

On May 31, 2002, the Company made a loan of $50,000 to Atagencer LLC, a limited liability corporation that is principally owned by Dr. Mehmet Gencer, a member of the Company’s Board of Directors. This loan was evidenced by a promissory note held by the Company and the outstanding principal balance bore interest at a rate of 2% per annum. The note was due five years from the date of issuance. The loan was made to Atagencer LLC to enable it to obtain a 25% share in Fibro NTI Joint Stock Company in Turkey, of which NTIC is a 50% owner. This note was paid in full in July 2003. Additionally, Atagencer LLC entered into a consulting agreement in 2001, prior to Dr. Gencer becoming a director in 2002, to provide consulting services to the Company. During fiscal 2003 and 2002, the Company paid $96,000 and $79,000, respectively, for these services.

On June 30, 2002, the Company made a loan of ¬125,000 to Mutec Instruments GmbH. This loan is evidenced by a promissory note held by the Company and the outstanding principal balance bears interest at a rate of 6.55% per annum. The note is due to the Company ten years from the date of the note. NTIC currently owns 30% of the company. The proceeds of the loan will be used by Mutec Instruments GmbH to obtain capital equipment and finance operations.

On June 1, 2003, the Company made a loan of $25,000 to Tao Meng, who subsequently became a member of the Company’s Board of Directors on July 15, 2003. The loan is evidenced by a promissory note held by the Company which bears interest at a rate of 2% per annum. The note is due to the Company five years from the date of issuance. The loan was obtained by Tao Meng to obtain a 25% share in Tianjin ZERUST Ltd. in China, of which NTIC is a 25% owner.

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

(b)         Reports on Form 8-K

The Company did not file any Current Reports on Form 8-K during the fourth quarter of fiscal 2003.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees. Audit fees billed by Deloitte & Touche LLP for services rendered in auditing the Company’s financial statements for fiscal 2003 and 2002 and reviewing the financial statements included in the Company’s quarterly reports on Form 10-Q for fiscal years 2003 and 2002 totaled $93,930 and $87,775, respectively.

Financial Information System Design and Implementation Fees. Deloitte & Touche LLP did not bill the Company for any financial information systems design and implementation services during fiscal year 2003 or 2002.

All Other Fees. Fees billed by Deloitte & Touche LLP for all other non-audit services, including tax-related services, provided during fiscal 2003 and 2002 totaled $56,387 and $74,700, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

December 11, 2003	By:	/s/ Philip M. Lynch

Philip M. Lynch
Chairman and Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant on December 11, 2003 in the capacities indicated.

Name	Title

/s/ Philip M. Lynch	Co-Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)

Philip M. Lynch

/s/ G. Patrick Lynch	President and Co-Chief Executive Officer (principal executive officer)

G. Patrick Lynch

/s/ Matthew C. Wolsfeld, CPA	Chief Financial Officer (principal financial officer and principal accounting officer)

Matthew C. Wolsfeld, CPA

/s/ Donald A. Kubik, Ph.D.	Chief Technology Officer and Vice Chairman of the Board of Directors; Director

Donald A. Kubik, Ph.D.

/s/ Richard G. Lareau	Director

Richard G. Lareau

/s/ Dr. Mehmet A. Gencer	Director

Dr. Mehmet A. Gencer

/s/ Mark J. Stone	Director

Mark J. Stone

/s/ Stephan C. Taylor	Director

Stephan C. Taylor

/s/ Ursula Kiel-Dixon	Director

Ursula Kiel-Dixon

/s/ Prof. Aradhna Krishna	Director

Prof. Aradhna Krishna

/s/ Pierre Chenu	Director

Pierre Chenu

/s/ Tao Meng	Director

Tao Meng

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-KSB
FOR THE YEAR ENDED AUGUST 31, 2003

Item No.	Item	Method of Filing

3.1	Certificate of Incorporation	Incorporated by reference to Exhibit 3.1 contained in the Registration Statement on Form 10 (File No. 0-19331).

3.2	Bylaws	Filed herewith electronically. Can be furnished upon request.

10.1	Form of Incentive Stock Option Agreement for 1994 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 1993.

10.2	Form of Non-Qualified Stock Option Agreement for 1994 Stock Incentive Plan	Incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 1993.

10.3	1994 Stock Incentive Plan	Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-KSB for the year ended August 31, 1993.

10.4	2000 Stock Incentive Plan	Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-KSB for the year ended August 31, 2000.

10.5	Form of Incentive Stock Option Agreement for 2000 Stock Incentive Plan	Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-KSB for the year ended August 31, 2000.

10.6	Form of Non-Qualified Stock Option Agreement for 2000 Stock Incentive Plan	Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-KSB for the year ended August 31, 2000.

21.1	Subsidiaries of the Registrant	Filed herewith electronically.

23.1	Independent Auditors’ Consent	Filed herewith electronically.

24.1	Certification of Financial Statements	Filed herewith electronically.

31.1	Co-Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith electronically.

31.2	Co-Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith electronically.

31.3	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith electronically.

32.1	Co-Principal Executive Officer Certification Pursuant to Section 906 ofthe Sarbanes-Oxley Act of 2002	Filed herewith electronically.

32.2	Co-Principal Executive Officer Certification Pursuant to Section 906 ofthe Sarbanes-Oxley Act of 2002	Filed herewith electronically.

32.3	Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith electronically.

EXHIBIT 3.2

AMENDED AND RESTATED
BYLAWS
OF
NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
A Delaware Corporation
(As approved November 14, 2003)

ARTICLE I
OFFICES

            Section 1. The registered office of the Corporation in the State of Delaware shall be in the City of Wilmington, County of New Castle, State of Delaware. The name of The Corporation’s registered agent at such address shall be The Corporation Trust Company.

            Section 2. The Corporation may also have offices at such other places, both within and without the State of Delaware, as the Board of Directors may from time to time determine or the business of the corporation may require.

ARTICLE II
MEETINGS OF STOCKHOLDERS

            Section 1. Place and Time of Annual Meeting. An annual meeting of the stockholders shall be held for the purpose of electing directors and conducting such other business as may come before the meeting. The date, time and place of the annual meeting shall be determined by resolution of the Board of Directors.

            Section 2. Special Meetings. Special meetings of the stockholders, for any purpose or purposes, unless otherwise prescribed by statute or by the Certificate of Incorporation, may be called by the President and shall be called by the president or secretary at the request in writing of stockholders owning a majority in the amount of the entire capital stock of the corporation issued and outstanding and entitled to vote. Such request shall state the purpose or purposes of the proposed meeting.

            Section 3. Notice. Written or printed notice of every annual or special meeting of the stockholders, stating the place, date, time, and, in the case of special meetings, the purpose or purposes, of such meeting, shall be given to each stockholder entitled to vote at such meeting not less than ten, nor more than sixty, days before the date of the meeting. All such notices shall be delivered, either personally or by mail, and if mailed, such notice shall be deemed to be delivered when deposited in the United States mail addressed to the stockholder at his or her address as it appears on the records of the corporation, with postage prepaid.

            Section 4. Waiver of Notice. Whenever any notice is required to be given under the provisions of the statutes or of the Certificate of Incorporation or of these Bylaws, a waiver thereof in writing, signed by the person or persons entitled to said notice, whether before or after the time stated therein, shall be deemed equivalent thereto.

            Section 5. Stockholders List. The officer having charge of the stock ledger of the corporation shall make, at least ten days before every meeting of the stockholders, a complete list of the stockholders entitled to vote at such meeting arranged in alphabetical order, specifying the address of and the number of shares registered in the name of each stockholder. Such list shall be open to the examination of any stockholder, for any purpose germane to the meeting, during ordinary business hours, for a period of at least ten days prior to the meeting, either at a place within the city where the meeting is to be held, which place shall be specified in the notice of the meeting or, if not so specified, at the place where the meeting is to be held. The list shall also be produced and kept at the time and place of the meeting during the whole time thereof, and may be inspected by any stockholder who is present.

            Section 6. Quorum. The holders of a majority of the stock issued and outstanding and entitled to vote thereat, present in person or represented by proxy, shall constitute a quorum at all meetings of the stockholders except as otherwise provided by statute or by the certificate of incorporation. If a quorum is not present, the holders of the shares present in person or represented by proxy at the meeting, and entitled to vote thereat, shall have the power, by the affirmative vote of the holders of a majority of such shares, to adjourn the meeting to another time and/or place. Unless the adjournment is for more than thirty days or unless a new record date is set for the adjourned meeting, no notice of the adjourned meeting need be given to any stockholder provided that the time and place of the adjourned meeting were announced at the meeting at which the adjournment was taken. At the adjourned meeting the corporation may transact any business which might have been transacted at the original meeting.

            Section 7. Vote Required. When a quorum is present or represented at any meeting, the vote of the holders of a majority of the stock having voting power present in person or represented by proxy shall decide any question brought before such meeting, unless the question is one upon which by express provisions of an applicable statute or of the certificate of incorporation a different vote is required, in which case such express provision shall govern and control the decision of such question.

            Section 8. Voting Rights. Every stockholder shall at every meeting of the stockholders be entitled to one vote in person or by proxy for each share of the capital stock having voting power held by such stockholder, except that no proxy shall be voted after three years from its date, unless such proxy provides for a longer period.

            Section 9. Informal Action. Any action required to be taken at any annual or special meeting of stockholders of the corporation, or any action which may be taken at any annual or special meeting of such stockholders, may be taken without a meeting, without prior notice and without a vote, if a consent in writing, setting forth the action so taken, shall be signed by the holders of outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted. Prompt notice of the taking of the corporate action without a meeting by less than unanimous written consent shall be given to those stockholders who have not consented in writing. Any action taken pursuant to such written consent of the stockholders shall have the same force and effect as if taken by the stockholders at a meeting thereof.

            Section 10. Business to be Conducted. (A) At any annual meeting of stockholders, only such business shall be conducted, and only such proposals shall be acted on, as are properly brought before the meeting. In order for business to be properly brought before the meeting, the business must be either (1) specified in the notice of meeting (or any supplement thereto) given by or at the direction of the Board of Directors; (2) otherwise properly brought before the meeting by or at the direction of the Board of Directors, or (3) otherwise properly brought before the meeting by a stockholder. In addition to any other applicable requirements, for business to be properly brought before an annual meeting by a stockholder, the stockholder must have given timely notice thereof in writing to the Secretary of the Corporation. To be timely, a stockholder’s notice must be delivered to or mailed and received at the principal executive offices of the corporation, not less than 90 days nor more than 120 days prior to the meeting; provided, however, that in the event that less than 100 days’ notice or prior public disclosure of the date of the meeting is given or made to stockholders, notice by the stockholder to be timely must be so received not later than the close of business on the 10th day following the day on which such notice of the date of the annual meeting was mailed or such public disclosure was made, whichever first occurs. A stockholder’s notice to the Secretary shall set forth as to each matter the stockholder proposes to bring before the annual meeting (a) a brief description of the business desired to be brought before the annual meeting and the reasons for conducting such business at the annual meeting, (b) the name and record address of the stockholder proposing such business, (c) the class and number of shares of the Corporation which are beneficially owned by the stockholder, and (d) any material interest of the stockholder in such business.

            (B) Notwithstanding anything in these bylaws to the contrary, no business shall be conducted at the annual meeting except in accordance with the procedures set forth in this Section 10 of Article II, provided, however, that nothing in this Section 10 of Article II shall be deemed to preclude discussion by any stockholder of any business properly brought before the annual meeting.

            (C) The chairman of the annual meeting shall, if the facts warrant, determine and declare to the meeting that business was not properly brought before the meeting in accordance with the provisions of this Section 10 of Article II, and if the chairman should so determine, he or she shall so declare to the meeting and any such business not properly brought before the meeting shall not be transacted.

            (D) At any special meeting of the stockholders, only such business shall be conducted as shall have been brought before the meeting by or at the direction of the Board of Directors.

            Section 11. Stockholder Nomination of Directors. Not less than 90 days nor more than 120 days prior to the date of the annual meeting, any stockholder who intends to make a nomination at the annual meeting shall deliver a notice to the Secretary of the corporation setting forth (A) as to each nominee whom the stockholder proposes to nominate for election or reelection as a director, (1) the name, age, business address and residence address of the nominee, (2) the principal occupation or employment of the nominee, (3) the class and number of shares of capital stock of the corporation which are beneficially owned by the nominee and (4) any other information concerning the nominee that would be required, under the rules of he Securities and Exchange Commission, in a proxy statement soliciting proxies of the election of such nominee; and (B) as to the stockholder giving the notice, (1) the name and record address of the stockholder and (2) the class and number of shares of capital stock of the corporation which are beneficially owned by the stockholder; provided, however, that in the event that less than 100 days’ notice or prior public disclosure of the date of the annual meeting is given or made to stockholders, notice by the stockholder to be time must be so delivered not later than the close of business on the 10th day following the day on which such notice of the date of the meeting was mailed or such public disclosure was made, whichever first occurs. Such notice shall include a signed consent to serve as director of the corporation, if elected, of each such nominee. The corporation may require any proposed nominee to furnish such other information as may reasonably be required by the corporation to determine the eligibility of such proposed nominee to serve as a director of the corporation.

ARTICLE III
DIRECTORS

            Section 1. Number, Election and Term of Office. The Board of Directors shall consist of one or more directors, the number thereof to be determined from time to time by resolution of the Board of Directors; provided, however, that until the Board of Directors determines to increase or decrease the size of the Board of Directors to a greater or smaller number of directors on or after the date these Amended and Restated Bylaws are adopted, the Board of Directors shall consist of ten (10) directors. The directors shall be elected at the annual meeting of the stockholders, except as provided in Section 4 of this Article III, and each director elected shall hold office until the next annual meeting of stockholders or until a successor is duly elected and qualified or until his or her earlier death, resignation or removal as hereinafter provided.

            Section 2. Management By Board of Directors. The business of the Corporation shall be managed by its Board of Directors, which may exercise all such powers of the Corporation and do all such lawful acts and things as are not by statute or by Certificate of Incorporation or by these Bylaws directed or required to be exercised or done by the stockholders.

            Section 3. Removal. Any director or the entire board of directors may be removed at any time, with or without cause, by the holders of a majority of the shares of stock of the corporation then entitled to vote at an election of directors, except as otherwise provided by statute.

            Section 4. Vacancies. Vacancies and newly created directorships resulting from any increase in the authorized number of directors may be filled by a majority of the directors then in office though less than a quorum, and each director so chosen shall hold office until the next annual election or until a successor is duly elected and qualified or until his or her earlier death, resignation or removal as hereinafter provided.

            Section 5. Annual Meetings. The annual meeting of each newly elected board of directors shall be held without other notice than this bylaw immediately after, and at the same place as, the annual meeting of stockholders.

            Section 6. Other Meetings and Notice. Regular meetings, other than the annual meeting, of the board of directors may be held without notice at such time and at such place as shall from time to time be determined by the board. Special meetings of the board of directors may be called by or at the request of the President on at least twenty-four hours’ notice to each director, either personally, by telephone, by mail, or by telegraph; in like manner and on like notice the president must call a special meeting on the written request of a majority of directors.

            Section 7. Quorum. A majority of the total number of directors shall constitute a quorum for the transaction of business. The vote of a majority of directors present at a meeting at which a quorum is present shall be the act of the board of directors. If a quorum shall not be present at any meeting of the board of directors, the directors present thereat may adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum shall be present.

            Section 8. Committees. The board of directors may, by resolution passed by a majority of the whole board, designate one or more committees, each committee to consist of one or more of the directors of the corporation which to the extent provided in such resolution shall have and may exercise the powers of the board of directors in the management and affairs of the corporation except as otherwise limited by statute. The board of directors may designate one or more directors as alternate members of any committee. Such committee or committees shall have such name or names as may be determined from time to time by resolution adopted by the board of directors. Each committee shall keep regular minutes of its meetings and report the same to the board of directors when required.

            Section 9. Committee Rules. Each committee of the board of directors may fix its own rules of procedure and shall hold its meetings as provided by such rules, except as may otherwise be provided by the resolution of the board of directors designating such committee, but in all cases the presence of at least a majority of the members of such committee shall be necessary to constitute a quorum. In the event that a member and that member’s alternate, if alternates are designated by the board of directors as provided in Section 8 of this Article III, of such committee is/are absent or disqualified, the member or members thereof present at any meeting and not disqualified from voting, whether or not such member or members constitute a quorum, may unanimously appoint another member of the board of directors to act at the meeting in place of any such absent or disqualified members.

            Section 10. Informal Action. Any action permitted to be taken at any meeting of the board of directors, or of any committee thereof, may be taken without a meeting if all members of the board or committee, as the case may be, consent thereto in writing, and the writing or writings are filed with the minutes of proceedings of the board or committee.

            Section 11. Compensation. The directors may be paid for expenses of attendance at each meeting of the board of directors and may be paid a fixed sum for attendance at each meeting of the board of directors or a stated salary. No such payment shall preclude any director from serving the corporation in any other capacity and receiving compensation therefor. Members of committees designated by the board of directors may be allowed like compensation for attending committee meetings.

ARTICLE IV
OFFICERS

            Section 1. Number. The officers of the corporation shall be chosen by the board of directors and shall consist of a Chairman of the Board, president, one or more co-chief executive officers, one or more vice presidents, a secretary, a chief financial officer, a treasurer, and such other officers and assistant officers as may be deemed necessary or desirable by the board of directors. In its discretion, the board of directors may choose not to fill any office for any period as it may deem advisable, except the offices of president and secretary.

            Section 2. Election and Term of Office. The officers of the corporation shall be elected annually by the board of directors at the first meeting of the board of directors held after each annual meeting of stockholders. If the election of officers shall not be held at such meeting, such election shall be held as soon thereafter as conveniently may be. Vacancies may be filled or new offices created and filled at any meeting of the board of directors. Each officer shall hold office until the next annual meeting of the board of directors or until a successor is duly elected and qualified or until his or her earlier death, resignation or removal as hereinafter provided.

            Section 3. Removal. Any officer or agent elected or appointed by the board of directors may be removed by the board of directors whenever in its judgment the best interests of the corporation would be served thereby, but such removal shall be without prejudice of the contract rights, if any, of the person so removed.

            Section 4. Vacancies. A vacancy in any office because of death, resignation, removal, disqualification or otherwise, may be filled by the board of directors for the unexpired portion of the term by a majority vote of the directors then in office.

            Section 5. Compensation. Compensation of all officers shall be fixed by the board of directors, and no officer shall be prevented from receiving such compensation by virtue of the fact that he is also a director of the corporation.

            Section 6. Chairman of the Board. The Chairman of the Board of Directors shall preside at all meetings of the shareholders and Board of Directors and shall have such other power and perform such additional duties as may from time to time be assigned to him by the Board of Directors.

            Section 7. The President. The President shall be the chief executive officer of the corporation; shall, in the absence of the Chairman of the Board, preside at all meetings of the stockholders; shall have general and active management of the business of the corporation; and shall see that all orders and resolutions of the board of directors are carried into effect. He shall execute bonds, mortgages and other contracts in the name of the corporation, except where required or permitted by law to be otherwise signed and executed, except where the signing and execution thereof shall be expressly delegated by the board of directors to some other officer or agent of the corporation.

            Section 8. Co-Chief Executive Officer. The board of directors may elect a co-chief executive officer, who shall have all of the authority, duties and responsibilities of the chief executive officer set forth in Section 7 above. The co-chief executive officers may act singly or jointly, and all references in these Bylaws to “chief executive officer” shall be deemed to apply with full force and effect to any co-chief executive officer.

            Section 9. The Vice Presidents. The Vice President, or if there shall be more than one, the Vice Presidents in the order determined by the Board of Directors, shall, in the absence or disability of the President, perform the duties and exercise the powers of the President and shall perform such other duties and have such other powers as the Board of Directors may from time to time prescribe.

            Section 10. The Secretary and Assistant Secretaries. The secretary shall attend all meetings of the board of directors and all meetings of the stockholders and record all the proceedings of the meetings of the Corporation and of the board of directors in a book to be kept for that purpose and shall perform like duties for the standing committees when required. The secretary shall give, or cause to be given, notice of all meetings of the stockholders and special meetings of the board of directors and shall perform such other duties as may be prescribed by the board of directors or president, under whose supervision he or she shall be. The board of directors may give general authority to any officer to affix the seal of the Corporation and to attest the affixing by his signature. The assistant secretary, or if there be more than one, the assistant secretaries in the order determined by the board of directors, shall, in the absence or disability of the secretary, perform the duties and exercise the powers of the secretary and shall perform such other duties and have such other powers as the board of directors may from time to time prescribe.

            Section 11. The Chief Financial Officer. The Chief Financial Officer shall keep accurate financial records for the Corporation; render to the Chief Executive Officer and the Board of

Directors, whenever requested, an account of all transactions by the Chief Financial Officer and of the financial condition of the Corporation; and prepare and sign, where required, reports of the financial condition of the Corporation submitted from time to time to the stockholders and such financial reports as may be required to be filed under the rules of the Securities and Exchange Commission or any securities exchange upon which shares of the Corporation’s capital stock may be listed.

            Section 12. The Treasurer and Assistant Treasurers. The Treasurer shall have charge and custody of and be responsible for all funds and securities of the Corporation; receive and give receipts for monies due and payable to the corporation from any source whatsoever; deposit all such monies in the name of the Corporation for safekeeping in appropriate banks, trust companies and or other depositories; and in general perform all of the duties incident to the office of the Treasurer and such other duties as from time to time may be assigned by the Board of Directors or by the President, the Co-Chief Executive Officer or the Chief Financial Officer.

            An Assistant Treasurer shall have such powers and shall perform such duties as may be assigned by the Board of Directors, the President, Co-Chief Executive officer or the Treasurer from time to time.

            Section 13. Other Officers, Assistant Officers and Agents. Officers, assistant officers and agents, if any, other than those whose duties are provided for in these bylaws, shall have such authority and perform such duties as may from time to time be prescribed by resolution of the board of directors.

ARTICLE V
CERTIFICATES OF STOCK

            Section 1. Form. Every holder of stock in the corporation shall be entitled to have a certificate, signed by, or in the name of the corporation by the president and the treasurer or an assistant treasurer, or the secretary or an assistant secretary of the corporation, certifying the number of shares owned by him or her in the corporation. Where a certificate is signed (1) by a transfer agent or an assistant transfer agent other than the corporation or its employee or (2) by a registrar, other than the corporation or its employee, the signature of the president, treasurer, assistant treasurer, secretary, or assistant secretary may be facsimile. In case any officer or officers who have signed, or whose facsimile signature or signatures have been used on, any such certificate or certificates shall cease to be such officer or officers of the corporation whether because of death, resignation or otherwise before such certificate or certificates have been delivered by the corporation, such certificate or certificates may nevertheless be issued and delivered as though the person or persons who signed such certificate or certificates or whose facsimile signature or signatures have been used thereon had not ceased to be such officer or officers of the corporation.

            Section 2. Lost Certificates. The board of directors may direct a new certificate or certificates to be issued in place of any certificate or certificates theretofore issued by the corporation alleged to have been lost, stolen, or destroyed, upon the making of an affidavit of that fact by the person claiming the certificate of stock to be lost, stolen, or destroyed. When authorizing such issue of a new certificate or certificates, the board of directors may, in its discretion and as a condition precedent to the issuance thereof, require the owner of such lost, stolen, or destroyed certificate or certificates, or his or her legal representative, to give the corporation a bond in such sum as it may direct as indemnity against any claim that may be made against the corporation with respect to the certificate alleged to have been lost, stolen, or destroyed.

            Section 3. Fixing a Record Date. The board of directors may fix in advance a date, not more than sixty nor less than ten days preceding the date of any meeting of stockholders, or the date for the payment of any dividend, or the date for the allotment of rights, or the date when any change or conversion or exchange of capital stock shall go into effect, or a date in connection with obtaining such consent, as a record date for the determination of the stockholders entitled to notice of, and to vote at, any such meeting, and any adjournment thereof, or entitled to receive payment of any such dividend, or to any such allotment of rights, or to exercise the rights in respect to any such change, conversion, or exchange of capital stock, or to give such consent, and in such case such stockholders and only such stockholders as shall be stockholders of record on the date so fixed shall be entitled to such notice of, and to vote at, such meeting and any adjournment thereof, or to receive payments of such dividend, or to receive such allotment or rights, or to exercise such rights, or to give such consents, as the case may be notwithstanding any transfer of any stock on the books of the corporation after any such record date fixed as aforesaid. If no record date is fixed, the time for determining stockholders shall be at the close of business, on the day next preceding the day on which notice is given, or if notice is waived, at the close of business on the day next preceding the day on which the meeting is held. The time for determining stockholders for any other purpose shall be at the close of business on the date on which the board of directors adopts the resolution relating thereto. A determination of stockholders shall apply to any adjournment of the meeting; provided, however, that the board of directors may fix a new record date for the adjourned meeting.

            Section 4. Registered Stockholders. The corporation shall be entitled to recognize the exclusive right of a person registered on its books as the owner of shares to receive dividends, and to vote as such owner, and to hold liable for calls and assessments a person registered on its books as the owner of shares, and shall not be bound to recognize any equitable or other claim to or interest in such share or shares on the part of the other person, whether or not it shall have express or other notice thereof, except as otherwise provided by the laws of Delaware.

            Section 5. Stock Certificates and Legend. If the corporation shall be authorized to issue more than one class of stock or more than one series of any class, the powers, designations, preferences and relative, participating, optional or other special rights of each class of stock or series thereof and the qualifications, limitations or restrictions of such preferences and/or rights shall be set forth in full or summarized on the face or back of the certificate which the corporation shall issue to represent such class or series of stock, provided that, except as otherwise provided in Section 202 of the General Corporation Law of Delaware, in lieu of the foregoing requirements, there may be set forth on the face or back of the certificate which the corporation shall issue to represent such class or series of stock, a statement that the corporation will furnish without charge to each stockholder who so requests the powers, designations, preferences and relative, participating, optional or other special rights of each class of stock or series thereof and the qualifications, limitations or restrictions of such preferences and/or rights.

ARTICLE VI
GENERAL PROVISIONS

            Section 1. Dividends. Dividends upon the capital stock of the corporation, subject to the provisions of the certificate of incorporation, if any, may be declared by the board of directors at any regular or special meeting, pursuant to law. Dividends may be paid in cash, in property, or in shares of the capital stock, subject to the provisions of the certificate of incorporation. Before payment of any dividend, there may be set aside out of any funds of the corporation available for dividends such sum or sums as the directors from time to time, in their absolute discretion, think proper as a reserve or reserves to meet contingencies, or for equalizing dividends, or for repairing or maintaining any property of the corporation, or for such other purpose as the directors shall think in the best interest of the corporation, and the directors may modify or abolish any such reserve in the manner in which it was created.

            Section 2. Checks. All checks or demands for money and notes of the Corporation shall be signed by such officer or officers or such other person or persons as the board of directors may from time to time designate.

            Section 3. Fiscal Year. The fiscal year of the corporation shall be fixed by resolution of the board of directors.

            Section 4. Seal. The corporation will not have a corporate seal.

            Section 5. Securities Owned By Corporation. Voting securities in any other corporation held by the corporation shall be voted by the president or any vice president, unless the board of directors specifically confers authority to vote with respect thereto, which may be general or confined to specific instances, upon some other person or officer. Any person authorized to vote securities shall have the power to appoint proxies, with general power of substitution.

ARTICLE VII
INDEMNITY

            Section 1. Indemnification Rights. To the maximum extent permitted by law, the corporation shall indemnify any Eligible Person (as defined below) (including such person’s heirs, executors and personal representatives) against any and all Amounts (as defined below) incurred or imposed in connection with, or which result from, any Proceeding (as defined below) (other than a proceeding initiated by such person) in which such person is or may become involved by reason of being an Eligible Person.

            Section 2. Advancement of Expenses. In connection with any Proceeding, the corporation may advance Expenses (as defined below) to any Eligible Person upon receipt of an undertaking by or on behalf of such person to repay such advance if it shall ultimately be determined that such person is not entitled to indemnification by the corporation.

            Section 3. Rights Not Exclusive. The rights provided in this Article may not be determined exclusive of any other right or rights to which any Eligible Person may be entitled under any agreement, vote of stockholders or otherwise.

            Section 4. Definitions. For purposes of this Article:

            (A) “Amounts” shall include judgments, penalties, fines, amounts paid in settlement and Expenses.

            (B) “Corporation” shall mean the corporation and any corporation at least a majority of whose voting securities have ordinary voting power for the election of directors (other than securities having such voting power only by reason of the occurrence of a contingency) which is, at the time of alleged events giving rise to the Proceeding, owned by the corporation and/or one or more of its majority-owed subsidiaries.

            (C) “Eligible Person” shall mean:

              (1) A director, officer or employee of the corporation; or

            (2) A director, officer or employee of the corporation who at the specific written request or resolution of the Board of Directors of the corporation is, at the time either of the Proceeding and/or the alleged events giving rise to the Proceeding, serving as a director, officer or employee of any other company, partnership, joint venture, trust, employee benefit plan or other enterprise; or

            (3) A fiduciary or co-fiduciary of an employee benefit plan of the Corporation as those terms are defined in the Employee Retirement Income Security Act of 1974.

            (D) “Expenses” shall mean all reasonable attorneys’ fees and all other disbursements or expenses of the types customarily incurred in connection with prosecuting, defending, preparing to prosecute or defend, investigating or preparing to be a witness in a Proceeding.

            (E) “Proceeding” shall include any actual, threatened or completed action, suit, arbitration, alternative dispute resolution mechanism, investigation, administrative hearing or other formal claim that could result or has resulted in personal liability, whether civil, criminal, administrative or investigative.

ARTICLE VIII
INDEMNIFICATION AGREEMENTS

            The corporation shall have the express authority to enter into such agreements as the Board of Directors deems appropriate for the indemnification of present of future directors and officers of the corporation, entity or enterprise with whom such person is serving at the express written request of the corporation.

ARTICLE IX
AMENDMENTS

            These bylaws may be adopted, amended, altered, or repealed at any meeting of the board of directors by majority vote. The fact that the power to adopt, amend, alter or repeal the bylaws has been conferred upon the board of directors shall not divest the stockholders of the same powers.

Exhibit 21.1

SUBSIDIARIES OF THE REGISTRANT

State or Other
	Jurisdiction of		Names Under Which
	Incorporation or		Subsidiary Does
Name of Subsidiary	Organization	Ownership Interest	Business

NTI Facilities, Inc.	Ohio	100%	Same

Exhibit 23.1

INDEPENDENT AUDITORS’ CONSENT

We consent to the incorporation by reference in Registration Statements No. 333-33931 and No. 333-32596 of Northern Technologies International Corporation on Form S-8 of our report dated December 11, 2003, appearing in the Annual Report on Form 10-KSB of Northern Technologies International Corporation for the fiscal year ended August 31, 2003.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
December 11, 2003

EXHIBIT 31.1

CERTIFICATION PURSUANT TO SECTION 302(A) OF THE SARBANES-OXLEY
ACT OF 2002

I, Philip M. Lynch, certify that:

1. I have reviewed this annual report on Form 10-KSB of Northern Technologies International Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s fourth quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5. The small business issuer’s other certifying officers and I have disclosed, based on our most recent evaluation of internal controls over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent function):

(a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal controls over financial reporting.

Date: December 11, 2003

Philip M. Lynch
Chairman of the Board of Directors and
Co-Chief Executive Officer

Exhibit 31.2

CERTIFICATION PURSUANT TO SECTION 302(A) OF THE SARBANES-OXLEY ACT OF 2002

I, G. Patrick Lynch, certify that:

1. I have reviewed this annual report on Form 10-KSB of Northern Technologies International Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s fourth quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5. The small business issuer’s other certifying officers and I have disclosed, based on our most recent evaluation of internal controls over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent function):

(a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal controls over financial reporting.

Date: December 11, 2003

G. Patrick Lynch
President and Co-Chief Executive Officer

Exhibit 31.3

CERTIFICATION PURSUANT TO SECTION 302(A) OF THE SARBANES-OXLEY ACT OF 2002

I, Matthew C. Wolsfeld, certify that:

1. I have reviewed this annual report on Form 10-KSB of Northern Technologies International Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s fourth quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5. The small business issuer’s other certifying officers and I have disclosed, based on our most recent evaluation of internal controls over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent function):

(a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal controls over financial reporting.

Date: December 11, 2003

Matthew C. Wolsfeld, CPA
Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Northern Technologies International Corporation (the “Company”) on Form 10-KSB for the period ending August 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Philip M. Lynch, Co-Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

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
December 11, 2003

     Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Northern Technologies International Corporation (the “Company”) on Form 10-KSB for the period ending August 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, G. Patrick Lynch, Co-Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

President and Co-Chief Executive Officer (principal executive officer)

G. Patrick Lynch

Lino Lakes, Minnesota
December 11, 2003

Exhibit 32.3

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Northern Technologies International Corporation (the “Company”) on Form 10-KSB for the period ending August 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Matthew C. Wolsfeld, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

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
December 11, 2003