Form 10QSB
period 2003-11-30
NORTHERN TECHNOLOGIES INTERNATIONAL CORP
filed 2004-01-14
CIK 875582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the Quarterly Period Ended:	Commission File Number
November 30, 2003	1-11038

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	41-0857886
(State of Incorporation)	(I.R.S. Employer Identification Number)

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

YES   |X|   NO   |_|

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of January 12, 2004
Common Stock, $0.02 par value	3,626,192

This document consists of 19 pages

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (Unaudited)

	November 30, 2003	August 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$68,705	$283,326
Investments, available-for-sale	1,140,620	1,643,939
Receivables:
Trade excluding corporate joint ventures, less allowance for doubtful accounts of $11,563 and $11,563, respectively	1,492,242	1,278,173
Trade corporate joint ventures	304,244	292,938
Technical and other services, corporate joint ventures	796,189	765,679
Income taxes	523,442	531,088
Inventories	903,811	971,499
Prepaid expenses	350,963	125,542
Deferred income taxes	12,000	12,000

Total current assets	5,592,216	5,904,184
PROPERTY AND EQUIPMENT, net	505,850	526,738
OTHER ASSETS:
Investments in corporate joint ventures:
Industrial chemical	7,065,660	5,920,644
Industrial non-chemical	240,154	232,277
Deferred income taxes	343,000	343,000
Notes receivable and foreign deposit	1,277,847	1,177,847
Note from employee	120,343	126,043
Industrial patents, net	334,867	317,166
Other	195,274	198,777

	9,577,145	8,315,754

	$15,675,211	$14,746,676

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$527,176	$538,520
Dividends payable	181,666	—
Accrued liabilities:
Payroll and related benefits	186,839	165,326
Other	536,826	440,155

Total current liabilities	1,432,507	1,144,001
DEFERRED GROSS PROFIT	25,000	25,000
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, authorized 10,000 shares, none issued
Common stock, $0.02 par value per share; authorized 10,000,000 shares; issued and outstanding 3,626,192 and 3,626,192, respectively	72,524	72,524
Additional paid-in capital	4,191,964	4,191,964
Retained earnings	9,685,280	9,493,742
Accumulated other comprehensive gain (loss)	267,936	(180,555)

Total stockholders’ equity	14,217,704	13,577,675

	$15,675,211	$14,746,676

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
THREE MONTHS ENDED NOVEMBER 30, 2003 AND 2002

	November 30, 2003	November 30, 2002
NORTH AMERICAN OPERATIONS:
Sales	$2,538,757	$1,981,071
Cost of goods sold	1,313,113	916,592

Gross profit	1,225,644	1,064,479
Operating expenses:
Selling	448,340	422,740
General and administrative	588,648	501,340
Research, engineering, and technical support	204,464	210,710

	1,241,452	1,134,790

NORTH AMERICAN OPERATING LOSS	(15,808)	(70,311)
CORPORATE JOINT VENTURES AND EUROPEAN HOLDING COMPANY:
Equity in income of industrial chemical corporate joint ventures and European holding company	262,513	304,806
Equity in loss of industrial non-chemical corporate joint ventures	(3,111)	(45,621)
Equity in loss of business consulting corporate joint ventures	(6,250)	(23,750)
Fees for technical support and other services provided to corporate joint ventures	755,929	615,007
Expenses incurred in support of corporate joint ventures	(577,559)	(551,065)

INCOME FROM CORPORATE JOINT VENTURES AND EUROPEAN HOLDING COMPANY	431,522	299,377
INTEREST INCOME	8,491	22,254

INCOME BEFORE INCOME TAX EXPENSE (BENEFIT)	424,205	251,320
INCOME TAX EXPENSE (BENEFIT)	51,000	(1,000)

NET INCOME	$373,205	$252,320

NET INCOME PER COMMON SHARE:
Basic	$0.10	$0.07

Diluted	$0.10	$0.07

WEIGHTED AVERAGE COMMON SHARES ASSUMED OUTSTANDING:
Basic	3,626,192	3,638,530

Diluted	3,640,604	3,638,530

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
THREE MONTHS ENDED NOVEMBER 30, 2003 AND 2002

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$373,205	$252,320
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation expense	40,146	48,625
Amortization expense	1,886	2,322
Equity in (income) loss from corporate joint ventures:
Industrial chemical	(262,513)	(304,806)
Industrial non-chemical	3,111	45,621
Business consulting	6,250	23,750
Dividends received from corporate joint ventures	—	10,404
Gain on sale of equipment	(5,300)	(3,605)
Change in current assets and liabilities:
Receivables:
Trade excluding corporate joint ventures	(214,069)	89,267
Trade corporate joint ventures	(11,306)	(128,079)
Technical and other services receivables, corporate joint ventures	(30,510)	(5,815)
Income taxes	7,646	(105,069)
Inventories	67,688	(64,891)
Prepaid expenses and other	(225,421)	(377,648)
Notes receivable and foreign deposits	(100,000)	(43,813)
Note from employee	5,700	48,362
Accounts payable	(11,344)	(249,661)
Accrued liabilities	118,184	(66,600)

Total adjustments	(609,852)	(1,081,636)

Net cash used in operating activities	(236,647)	(829,316)
CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of investments available-for-sale	503,319	953,207
Proceeds from the sale of equipment	5,300	3,605
Investment in joint ventures:
Industrial chemical	(445,000)	(30,812)
Industrial non-chemical	—	—
Business consulting	(6,250)	(23,750)
Additions to property	(19,258)	(45,053)
Partial return of original investment in European holding company	—	30,812
Decrease in other assets	3,502	—
Additions to industrial patents	(19,587)	(18,586)

Net cash provided by investing activities	22,026	869,423
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividend paid to shareholders	—	—
Repurchase of common stock	—	(26,660)

Net cash used in financing activities	—	(26,660)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(214,621)	13,447
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	283,326	230,274

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$68,705	$243,721

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. INTERIM FINANCIAL INFORMATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all necessary adjustments, which are of a normal recurring nature, to present fairly the consolidated financial position of Northern Technologies International Corporation and wholly owned subsidiary (the Company) as of November 30, 2003 and the results of their operations for the three months ended November 30, 2003 and 2002, and their cash flows for the three months ended November 30, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes as of and for the year ended August 31, 2003 contained in the Company’s filing on Form 10-KSB dated December 11, 2003 and with Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 7 through 12 of this quarterly report.

Certain fiscal year 2003 amounts have been reclassified to conform to fiscal year 2004 presentations. These reclassifications had no effect on stockholders’ equity, sales, or net income as previously reported.

2. STOCK-BASED COMPENSATION

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

	November 30, 2003	November 30, 2002
Net Income:
As reported	$373,205	$252,320
Stock-based compensation, net of related tax effect	(9,598)	0
Pro forma	363,607	252,320

Net Income per common share — basic:
As reported	$0.10	$0.07
Stock-based compensation, net of related tax effect	0.00	0.00
Pro forma	0.10	0.07

Net Income per common share — assuming dilution:
As reported	$0.10	$0.07
Stock-based compensation, net of related tax effect	0.00	0.00
Pro forma	0.10	0.07

3. INVENTORIES

Inventories consist of the following:

	November 30, 2003	August 31, 2003
Production materials	$415,151	$187,828
Finished goods	488,660	783,671

	$903,811	$971,499

4. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	November 30, 2003	August 31, 2003
Land	$29,097	$29,097
Buildings and improvements	639,531	639,531
Machinery and equipment	850,601	831,347

	1,519,229	1,499,975
Less accumulated depreciation	1,013,379	973,237

	$505,850	$526,738

5. NOTES RECEIVABLE AND FOREIGN DEPOSITS

Notes receivable and foreign deposits consist of the following:

	November 30, 2003	August 31, 2003
Notes receivable from North American operations	$600,000	500,000
Notes receivable from industrial chemical corporate joint venture partners	232,378	232,378
Foreign deposits	445,469	445,469

	$1,277,847	$1,177,847

6. INVESTMENTS IN CORPORATE JOINT VENTURES

In September 2003 the Company invested an additional $440,000 in React-NTI LLC, in connection with React-NTI LLC’s acquisition of React Inc. React-NTI LLC is an industrial chemical joint venture formed in fiscal 2003 in which the Company now has a 75% ownership interest. Under the terms of the agreement related to React-NTI LLC, there are certain matters requiring unanimous approval of the Company and the minority shareholder. These rights represent substantive participating rights of the minority shareholder as defined in Emerging Issues Task Force (EITF) No. 96-16, Investor’s Accounting for an Investee When the Investor has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights. Accordingly, the Company does not control React-NTI LLC and will account for its investment under the equity method rather than by consolidation. The Company believes that React-NTI LLC has sufficient equity to finance its activities without additional subordinated financial support from other parties, and accordingly does not expect to make additional capital contributions or provide financing to React-NTI, LLC. Any future changes to the LLC agreement or the financial arrangements surrounding this investment could result in consolidation of React-NTI LLC in the future. In connection with its acquisition of React, Inc., React-NTI LLC has allocated a portion of the purchase price to intangible assets. This allocation is based on a preliminary estimate of the value of identifiable intangible assets and is subject to adjustment based upon further analysis and appraisal which could impact the equity in income or loss recorded by the Company related to amortization of intangible assets deemed to have finite lives.

The Company invested $6,250 in an existing business consulting corporate joint venture in the United States. The Company has obtained a 25% ownership interest in this company to utilize various government and military associations. As the company has no assets its investment value is $0.

7. STOCKHOLDERS’ EQUITY

During the three months ended November 30, 2003, the Company did not purchase or retire any shares of common stock.

8. SUPPLEMENTAL CASH FLOW INFORMATION

During the three months ended November 30, 2003, the Company declared a cash dividend of $0.05 per share that was paid on December 17, 2003 to shareholders of record on December 3, 2003.

9. TOTAL COMPREHENSIVE INCOME

The Company’s total comprehensive income was as follows:

	Three Months Ended November 30
	2003	2002
Net income	$373,205	$252,320
Other comprehensive income (loss) — Foreign currency translation adjustment	448,491	(57,608)

Total comprehensive income	$821,696	$194,712

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

Investments Available for Sale — The Company accounts for securities available for sale in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS No. 115). SFAS No. 115 requires that available-for-sale securities be carried at fair value, with unrealized gains and losses reported as other comprehensive income within stockholders’ equity, net of applicable income taxes. Realized gains and losses and declines in value deemed to be other-than-temporary on available-for-sale securities are included in other income. Fair value of the securities is based upon the quoted market price on the last business day of the quarter or fiscal year. The cost basis for realized gains and losses on available-for-sale securities is determined on a specific identification basis. At November 30, 2003, the Company’s available-for-sale securities consisted of commercial paper, corporate debt, certificates of deposit and discount notes with a cost basis and accrued interest income totaling a fair value of $1,140,620.

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

Recoverability of Long-Lived Assets — The Company reviews its long-lived assets whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. The Company determines potential impairment by comparing the carrying value of the assets with expected net cash flows expected to be provided by operating activities of the business or related products. Should the sum of the expected undiscounted future net cash flows be less than the carrying value, the Company would determine whether an impairment loss should be recognized. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the asset. As of November 30, 2003, the Company did not consider any of its assets impaired.

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

NORTH AMERICAN OPERATIONS

Sales — Net sales increased by $557,686 or 28.2% during the first quarter of 2004 from those of the first quarter of 2003. First quarter of 2004 North America sales have benefited due an improving North America economy, expanding export environment for existing North America customers, and investing in both strategic and tactical sales account development strategies.

Cost of Sales — Cost of goods sold as a percentage of net sales were 51.7% and 46.3% for the first quarter of 2004 and 2003, respectively. Variations are due primarily to the mix of product sales slightly offset by increases in the price of resin.

Operating Expenses — As a percentage of net sales, total operating expenses were 48.9% in the first quarter of fiscal 2004 and 57.3% in the first quarter of fiscal 2003.

Operating expense classification percentages of net sales were as follows:

	Three Months Ended
	November 30, 2003	November 30, 2002
Selling expense	17.7%	21.3%
General and administrative	23.2	25.3
Research, engineering, and technical support	8.1	10.6

Selling Expenses. The Company’s selling expenses increased by $25,600 or 6.1% to $448,340 during the first quarter of fiscal 2004 as compared to $422,740 during the same period in fiscal 2003. The increase in selling expenses during the first quarter of fiscal 2004 was primarily related to the hiring of additional sales people and the associated commission and travel related expenses. As a percentage of sales, selling expense decreased to 17.7% in the first quarter of fiscal 2004 from 21.3% in the first quarter of fiscal 2003.

General and Administrative Expenses. The Company’s general and administrative expenses increased by $87,308 or 17.4% to $588,648 during the first quarter of fiscal 2004 as compared to $501,340 during the same period in fiscal 2003. The increase is attributable to increases in accrued management bonus, travel expense and audit fees offset by decreases in legal and court cost and directors expenses. As a percentage of sales, general and administrative expenses decreased to 23.2% in the first quarter of fiscal 2004 from 25.3% in the first quarter of fiscal 2003.

Research, Engineering, and Technical Support Expenses. The Company’s research, engineering, and technical support expenses decreased by $6,246 or 3.0% to $204,464 during the first quarter of fiscal 2004 as compared to $210,710 during the same period in fiscal 2003. The decrease in research, engineering, and technical support expenses during the first quarter of fiscal 2004 was primarily related to decreases in technical consulting expense. As a percentage of sales, research, engineering, and technical support expenses decreased to 8.1% in the first quarter of fiscal 2004 from 10.6% in the first quarter of fiscal 2003.

CORPORATE JOINT VENTURES AND EUROPEAN HOLDING COMPANY

Corporate Joint Ventures and European Holding Company — The Company receives fees for technical and other support to the Corporate Joint Ventures based on the revenues of the individual Corporate Joint Ventures. The Company recognized fee income for such support in the amounts of $755,929 and $615,007 for the first quarter of fiscal years 2004 and 2003, respectively. The increase in fees for technical and other support to Corporate Joint Ventures was due to the increase in revenues from the Corporate Joint Ventures as a whole.

The Company sponsors a worldwide Corporate Joint Venture conference every three years in which all of its Corporate Joint Ventures are invited to participate. The Company defers a portion of its royalty income received from its Corporate Joint Ventures in each period leading up to the next conference, reflecting that the Company has not fully earned the royalty payments received during that period. The next Joint Venture conference is scheduled to be held late in 2004 and there is $255,450 of deferred royalty income recorded within other accrued liabilities at November 30, 2003, related to this conference. The deferred income is expected to be recognized in income in 2004 when the conference is held. The costs associated with these joint venture conferences are recognized as incurred, generally in the period in which the conference is held.

The Company incurred direct expenses related to Corporate Joint Ventures and the European holding company of $577,559 and $551,065 in first quarter of fiscal years 2004 and 2003, respectively. These expenses include: consulting, travel, technical and marketing services to existing joint ventures, legal fees regarding the establishment of new joint ventures, registration and promotion and legal defense of worldwide trademarks and legal fees incurred in the filing of patent applications for new technologies to which the Company acquired certain rights.

INCOME TAX

Income Taxes — Income tax expense (benefit) for the three months ended November 30, 2003 and 2002 was calculated based on management’s estimate of the Company’s annual effective income tax rate. The Company’s annual effective income tax rate for fiscal 2004 is lower than the statutory rate primarily due to the Company’s equity in income of corporate joint ventures being recognized based on after-tax earnings of these entities. To the extent joint ventures’ undistributed earnings are distributed to the Company, it is not expected to result in any material additional income tax liability after the application of foreign tax credits.

LIQUIDITY AND CAPITAL RESOURCES

At November 30, 2003, the Company’s working capital was $4,159,709, including $68,705 in cash and cash equivalents and $1,140,620 in investments available for sale, compared to a working capital of $4,760,183, including $283,326 in cash and cash equivalents and $1,643,939 in investments available for sale at August 31, 2003.

Cash flows used in operations for the three months ended November 30, 2003 and 2002 were $236,647 and $829,316, respectively. The net cash used in operations for the three months ended November 30, 2003 resulted principally from net income being more than offset by the noncash equity income of industrial chemical joint ventures, and uses of cash for increases in operating assets and reductions of operating liabilities. During the three months ended November 2002, the Company made a $445,469 deposit relating to a legal case involving potential trademark infringement against a competitor in Europe. The Company expects that the amount will be fully recoverable at the conclusion of the prosecution of the competitor. The net cash provided by operations for the three months ended November 30, 2002 resulted principally from net income being more than offset by the noncash equity income of industrial chemical joint ventures, and uses of cash for increases in operating assets and reductions of operating liabilities.

Net cash provided by investing activities for the three months ended November 30, 2003 was $22,026, which resulted from the sales of investments offset by investments in corporate joint ventures and additions to property and equipment and industrial patents. Net cash provided by investing activities for the three months ended November 30, 2002 was $869,423, which resulted from the sale of investments available-for-sale and from the partial return of the Company’s original investment in European holding company partially offset by investments in international joint ventures, additions to patents and additions to property and equipment.

There was no cash used in financing activities for the three months ended November 30, 2003. Net cash used in financing activities for the three months ended November 30, 2002 was $26,660, which resulted from the repurchase of common stock.

The Company expects to meet future liquidity requirements by utilizing its existing cash and cash equivalents and investments available for sale combined with cash flows from future operations and distributions of earnings and technical assistance fees to the Company from the corporate joint venture investments.

The Company has no long-term debt and no material capital lease commitments as of November 30, 2003; however, the Company’s subsidiary has entered into a 15-year lease agreement for 16,994 square feet of office, manufacturing, laboratory, and warehouse space requiring monthly payments of $17,072, which are adjusted annually according to the annual consumer price index through November 2014.

The Company has no postretirement benefit plan and does not anticipate establishing any postretirement benefit program.

Inflation in the U.S. historically has had little effect on the Company.

Recently Issued Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 addresses consolidation by business enterprises where equity investors do not bear the residual economic risks and rewards. These entities have been commonly referred to as “special purpose entities.” FIN 46 is effective for the Company for any interests in variable interest entities for the second quarter of fiscal 2004 ending February 29, 2004, while the remaining provisions are applicable for the first quarter of fiscal 2005 ending November 30, 2004. The Company is in the process of evaluating the impact this will have on the consolidated financial statements of the Company.

Disclosure of the Control Environment

As of November 30, 2003, the end of the period covered by this report, the Company carried out an evaluation under the supervision of, and with participation from, its Chairman of the Board and Co-Chief Executive Officer, President and Co-Chief Executive Officer, and Chief Financial Officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). Based upon that evaluation the Company, as well as its Chairman of the Board and Co-Chief Executive Officer, President and Co-Chief Executive Officer, and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures need improvement to be considered effective. We continue to evaluate methods to improve our internal controls and procedures and he Company intends to evaluate and fix all weaknesses in internal controls as required by the rules promulgated under the Exchange Act and the Sarbanes-Oxley Act of 2002. We do not believe that these disclosure and internal control deficiencies resulted in material misstatements in our consolidated financial statements contained in this Form 10-QSB.

PART II — OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS:	None
ITEM 2 - CHANGES IN SECURITIES:	None
ITEM 3 - DEFAULTS UPON SENIOR SECURITIES:	None
ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:	None
ITEM 5 - OTHER INFORMATION:	None
ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

None; however the written statements of our applicable officers, as required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, accompanied the filing of this report as correspondence to the Securities and Exchange Commission.

(b) Reports on Form 8-K

The Company did not file any Current Reports on Form 8-K during the three months ended November 30, 2003.

SIGNATURE PAGE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
Date: January 13, 2003
Matthew C. Wolsfeld, CPA
Chief Financial Officer
(Mr. Wolsfeld is the Principal Financial and Accounting Officer and has been duly authorized to sign on behalf of the registrant.)