Form 10QSB
period 2004-02-29
NORTHERN TECHNOLOGIES INTERNATIONAL CORP
filed 2004-04-14
CIK 875582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the Quarterly Period Ended:	Commission File Number
February 29, 2004	1-11038

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	41-0857886
(State of Incorporation)	(I.R.S. Employer Identification Number)

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

Yes ☒	No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 14, 2004

Common Stock, $0.02 par value	3,625,692

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (Unaudited)

	February 29, 2004	August 31, 2003

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$132,059	$283,326
Investments, available-for-sale	947,734	1,643,939
Receivables:
Trade excluding corporate joint ventures, less allowance for doubtful accounts of $11,563	1,469,872	1,278,173
Trade corporate joint ventures	361,573	292,938
Technical and other services, corporate joint ventures	849,690	765,679
Income taxes	548,902	531,088
Inventories	913,410	971,499
Prepaid expenses	273,101	125,542
Deferred income taxes	12,000	12,000

Total current assets	5,508,341	5,904,184
PROPERTY AND EQUIPMENT, net	554,703	526,738
OTHER ASSETS:
Investments in corporate joint ventures:
Industrial chemical	6,836,210	5,920,644
Industrial non-chemical	290,786	232,277
Deferred income taxes	343,000	343,000
Notes receivable and foreign deposit	1,277,847	1,177,847
Note from employee	114,962	126,043
Industrial patents, net	553,348	317,166
Other	189,004	198,777

	9,605,157	8,315,754

	$15,668,201	$14,746,676

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$420,229	$538,520
Accrued liabilities:
Payroll and related benefits	301,450	165,326
Other	479,484	440,155

Total current liabilities	1,201,163	1,144,001
DEFERRED GROSS PROFIT	25,000	25,000
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, authorized 10,000 shares, none issued
Common stock, $0.02 par value per share; authorized 10,000,000 shares; issued and outstanding 3,625,692 and 3,626,192, respectively	72,514	72,524
Additional paid-in capital	4,190,964	4,191,964
Retained earnings	9,765,770	9,493,742
Accumulated other comprehensive income (loss)	412,790	(180,555)

Total stockholders’ equity	14,442,038	13,577,675

	$15,668,201	$14,746,676

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Six Months Ended

	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003

NORTH AMERICAN OPERATIONS:
Sales	$2,543,648	$2,001,116	$5,082,405	$3,982,187
Cost of goods sold	1,209,119	958,424	2,522,232	1,875,016

Gross profit	1,334,529	1,042,692	2,560,173	2,107,171
Operating expenses:
Selling	563,696	451,537	1,012,036	825,528
General and administrative	600,165	524,010	1,188,813	1,074,100
Research, engineering, and technical support	125,795	193,820	330,259	404,530

	1,289,656	1,169,367	2,531,108	2,304,158

NORTH AMERICAN OPERATING INCOME (LOSS)	44,873	(126,675)	29,065	(196,987)
CORPORATE JOINT VENTURES AND EUROPEAN HOLDING COMPANY:
Equity in income of industrial chemical corporate joint ventures and European holding company	242,395	432,606	504,908	737,412
Equity in income (loss) of industrial non-chemical corporate joint ventures	4,445	(4,728)	1,334	(50,349)
Equity in loss of business consulting corporate joint ventures	—	(23,750)	(6,250)	(47,500)
Fees for technical support and other services provided to all corporate joint ventures	839,214	688,518	1,595,143	1,303,524
Expenses incurred in support of all corporate joint ventures	(1,008,118)	(558,215)	(1,585,677)	(1,109,280)

INCOME FROM ALL CORPORATE JOINT VENTURES AND EUROPEAN HOLDING COMPANY	77,936	534,431	509,458	833,807
INTEREST INCOME	24,266	48,657	32,757	70,914

INCOME BEFORE INCOME TAX EXPENSE	147,075	456,413	571,280	707,735
INCOME TAX EXPENSE	65,000	66,000	116,000	65,000

NET INCOME	$82,075	$390,413	$455,280	$642,735

NET INCOME PER COMMON SHARE:
Basic	$.02	$.11	$.13	$.18

Diluted	$.02	$.11	$.13	$.18

WEIGHTED AVERAGE COMMON SHARES ASSUMED OUTSTANDING:
Basic	3,625,950	3,635,086	3,625,880	3,628,063

Diluted	3,640,015	3,636,916	3,632,912	3,628,978

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
SIX MONTHS ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2003

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$455,280	$642,735
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	80,306	95,357
Amortization expense	5,853	3,769
Equity in (income) loss from corporate joint ventures:
Industrial chemical	(504,908)	(737,412)
Industrial non-chemical	(1,334)	50,349
Business consulting	6,250	47,500
Dividends received from corporate joint ventures	652,263	375,489
Gain on sale of equipment	(5,300)	(3,605)
Change in current assets and liabilities:
Receivables:
Trade excluding corporate joint ventures	(191,699)	(84,754)
Trade corporate joint ventures	(68,635)	(27,789)
Technical and other services receivables, corporate joint ventures	(84,011)	3,304
Income taxes	(17,814)	(115,163)
Inventories	58,089	(96,563)
Prepaid expenses and other	(147,559)	(209,619)
Notes receivable and foreign deposits	(100,000)	(811,963)
Employee note receivable	11,081	63,093
Accounts payable	(118,291)	(235,604)
Accrued liabilities	175,453	(10,559)

Total adjustments	(250,256)	(1,820,355)

Net cash provided by (used in) operating activities	205,024	(1,177,621)
CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of investments available-for-sale	696,205	1,616,961
Proceeds from the sale of equipment	5,300	3,605
Investment in joint ventures:
Industrial chemical	(465,001)	(9,850)
Industrial non-chemical	(61,750)	(63,486)
Business consulting	(6,250)	(47,500)
Additions to property	(108,271)	(126,177)
Partial return of original investment in European holding company	—	30,812
Decrease in other assets	9,773	61,600
Additions to industrial patents	(242,035)	(44,390)

Net cash (used in) provided by investing activities	(172,029)	1,421,575
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividend paid to shareholders	(181,672)	(309,204)
Repurchase of common stock	(2,590)	(37,486)

Net cash used in financing activities	(184,262)	(346,690)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(151,267)	(102,736)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	283,326	230,274

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$132,059	$127,538

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	INTERIM FINANCIAL INFORMATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all necessary adjustments, which are of a normal recurring nature, to present fairly the consolidated financial position of Northern Technologies International Corporation and Subsidiary (the Company) as of February 29, 2004 and February 28, 2003 and the results of their operations for the three and six months ended February 29, 2004 and February 28, 2003, and their cash flows for the six months ended February 29, 2004 and February 28, 2003, in conformity with accounting principles generally accepted in the United States of America.

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

	Three Months Ended		Six Months Ended

	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003

Net Income:
As reported	$82,075	$390,413	$455,280	$642,735
Stock-based compensation, net of related tax effect	(17,683)	(20,036)	(41,230)	(41,593)
Pro forma	64,392	370,377	414,050	601,142
Net Income per common share - basic:
As reported	$0.02	$0.11	$0.13	$0.18
Stock-based compensation, net of related tax effect	0.00	0.01	0.01	0.01
Pro forma	$0.02	$0.10	$0.12	$0.17
Net Income per common share – assuming dilution:
As reported	$0.02	$0.11	$0.13	$0.18
Stock-based compensation, net of related tax effect	0.00	0.01	0.01	0.01
Pro forma	$0.02	$0.10	$0.12	$0.17

As noted above, accounting principles require the Company to show, on a pro forma basis, the Company’s net income if it recorded an expense for stock options at the time of grant.  Other than disclosure in this footnote, the Company does not use these pro forma results for any purpose.

The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model.

3.	INVENTORIES

Inventories consist of the following:

	February 29, 2004	August 31, 2003

Production materials	$325,040	$187,828
Finished goods	588,370	783,671

	$913,410	$971,499

4.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	February 29, 2004	August 31, 2003

Land	$29,097	$29,097
Buildings and improvements	653,521	639,531
Machinery and equipment	925,624	831,347

	1,608,242	1,499,975
Less accumulated depreciation	1,053,539	973,237

	$554,703	$526,738

5.	NOTES RECEIVABLE AND FOREIGN DEPOSITS

Notes receivable and foreign deposits consist of the following:

	February 29, 2004	August 31, 2003

Notes receivable from North American operations	$540,000	$500,000
Notes receivable from industrial chemical corporate joint venture partners	292,378	232,378
Foreign deposits	445,469	445,469

	$1,277,847	$1,177,847

6.	INVESTMENTS IN CORPORATE JOINT VENTURES

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

In October 2003 the Company invested $6,250 in an existing business consulting corporate joint venture in the United States.  The Company has obtained a 25% ownership interest in this company to utilize various government and military associations.  As the company has no assets its investment value is $0.

In January 2004 the Company invested $20,000 in a new industrial chemical corporate joint venture in Lebanon.  The Company has a 50% ownership interest in the new entity.  The new entity had no operations prior to the Company’s investment.  It is anticipated that this is the first installment toward completed capitalization of an estimated $75,000.

During the second quarter of 2004, through a series of transactions utilizing Northern Instruments Corporation LLC as an investment vehicle, the Company invested $61,750 to increase its ownership interests in a German GmbH from 30% to 40%.

7.	STOCKHOLDERS’ EQUITY

During the six months ended February 29, 2004, the Company repurchased 500 shares of common stock.

8.	SUPPLEMENTAL CASH FLOW INFORMATION

During the six months ended February 29, 2004, the Company declared a cash dividend of $0.05 per share that was paid on December 17, 2003 to shareholders of record on December 3, 2003.

9.	TOTAL COMPREHENSIVE INCOME

The Company’s total comprehensive income was as follows:

	Three Months Ended		Six Months Ended

	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003

Net income	$82,075	$390,413	$455,280	$642,735
Other comprehensive income – foreign currency translation adjustment	144,854	231,701	593,345	174,093

Total comprehensive income	$226,929	$622,114	$1,048,625	$816,828

10.	NET INCOME PER SHARE

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding.  Diluted net income per share assumes the exercise of stock options using the treasury stock method, if dilutive.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

Sales Originating in North America – Northern Technologies International Corporation and Subsidiary (the Company) considers sales originating in North America to be all sales shipped/invoiced from the Company’s facilities located in Minnesota and Ohio.  There are no sales from the Corporate Joint Ventures included in the amount as the Company’s investments in Corporate Joint Ventures are accounted for using the equity method.

Cash Equivalents - The Company considers investments with an original maturity of three months or less to be cash equivalents.

Investments Available for Sale - The Company accounts for securities available for sale in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS No. 115).  SFAS No. 115 requires that available-for-sale securities be carried at fair value, with unrealized gains and losses reported as other comprehensive income within stockholders’ equity, net of applicable income taxes.  Realized gains and losses and declines in value deemed to be other-than-temporary on available-for-sale securities are included in other income.  Fair value of the securities is based upon the quoted market price on the last business day of the quarter or fiscal year.  The cost basis for realized gains and losses on available-for-sale securities is determined on a specific identification basis.  At February 29, 2004, the Company’s available-for-sale securities consisted of corporate debt and certificates of deposit with a cost basis and accrued interest income totaling $947,734, which approximates fair value.

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

Recoverability of Long-Lived Assets - The Company reviews its long-lived assets whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable.  The Company determines potential impairment by comparing the carrying value of the assets with expected net cash flows expected to be provided by operating activities of the business or related products.  Should the sum of the expected undiscounted future net cash flows be less than the carrying value, the Company would determine whether an impairment loss should be recognized.  An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the asset.  As of February 29, 2004, the Company did not consider any of its assets impaired.

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

Foreign Currency Translation (Accumulated Other Comprehensive Income (Loss)) - The functional currency of each international corporate joint venture is the applicable local currency.  The translation of the applicable foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average monthly exchange rate.  Translation gains or losses are reported as an element of accumulated other comprehensive income (loss).

Revenue Recognition - In recognizing revenue, the Company applies the provisions of the Securities and Exchange Commission Staff Accounting Bulletin 101, Revenue Recognition.  The Company recognizes revenue from the sale of its products when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured.  A portion of the gross profit on products shipped to the Company’s Corporate Joint Ventures is deferred until such products are sold by the Corporate Joint Ventures.

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

RESULTS OF OPERATIONS

General - The Company conducts all foreign transactions based on the U.S. dollar, except for its investments in various foreign corporate joint ventures.  The exchange rate differential relating to investments in foreign corporate joint ventures is accounted for under the requirements of SFAS No. 52, Foreign Currency Translation.

NORTH AMERICAN OPERATIONS

Sales - Sales increased by $542,532 or 27.1% during the second quarter of 2004 from those of the second quarter of 2003.  Net sales increased by $1,100,218 or 27.6% during the six months ended February 29, 2004 compared to the six months ended February 28, 2003.  These changes in sales are due to an increase in demand for materials science based industrial packaging products.

Cost of Sales - Cost of goods sold as a percentage of net sales were 47.5% and 47.9% for the second quarter of 2004 and 2003, respectively.  The cost of goods sold percentage of net sales was 49.6% and 47.1% for the six months ended February 29, 2004 and February 28, 2003, respectively.  Variations are due primarily to the mix of product sales and changes in the price of resin.

Operating Expenses - As a percentage of net sales, total operating expenses were 50.7% in the second quarter of fiscal 2004 and 58.4% in the second quarter of fiscal 2003.  Operating expenses were 49.8% and 57.9% of net sales for the six months ended February 29, 2004 and for the six months ended February 28, 2003.

Operating expense classification percentages of net sales were as follows:

	Three Months Ended		Six Months Ended

	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003

Selling	22%	23%	20%	21%
General and administrative	24	26	23	27
Research, engineering, and technical support	5	10	7	10

Selling Expenses.  The Company’s selling expenses increased by $112,159 or 24.8% to $563,696 during the second quarter of fiscal 2004 as compared to $451,537 during the same period in fiscal 2003.  The increase in selling expenses during the second quarter of fiscal 2004 was primarily related to the hiring of additional salespeople and associated commission and travel related expenses.  As a percentage of sales, selling expense decreased to 22.2% in the second quarter of fiscal 2004 from 22.6% in the second quarter of fiscal 2003.   Selling expenses increased by $186,508 or 22.6% to $1,012,036 during the six months ended February 29, 2004 compared to the six months ended February 28, 2003 due to the same reasons.  During the six months ended February 29, 2004 selling expense decreased to 19.9% of sales from 20.7% during the six months ended February 28, 2003.

General and Administrative Expenses.  The Company’s general and administrative expenses increased by $76,155 or 14.5% to $600,165 during the second quarter of fiscal 2004 as compared to $524,010 during the same period in fiscal 2003.  The increase is attributable to increases in insurance, outside auditing and accrued management bonus offset by decreases in legal expenses.  As a percentage of sales, general and administrative expenses decreased to 23.6% in the second quarter of fiscal 2004 from 26.2% in the second quarter of fiscal 2003.   General and administrative expenses increased by $114,713 or 10.7% to $1,188,813 during the six months ended February 29, 2004 compared to the six months ended February 28, 2003 due to the same reasons. During the six months ended February 29, 2004 general and administrative expenses decreased to 23.4% of sales from 27.0% during the six months ended February 28, 2003.

Research, Engineering, and Technical Support Expenses.  The Company’s research, engineering, and technical support expenses decreased by $68,025 or 35.1% to $125,795 during the second quarter of fiscal 2004 as compared to $193,820 during the same period in fiscal 2003.  The decrease in research, engineering, and technical support expenses during the second quarter of fiscal 2004 was primarily related to decreases in salary expense and technical consulting expense, due to a number of employees being realigned from technical support to corporate joint venture support.  As a percentage of sales, research, engineering, and technical support expenses decreased to 5.0% in the second quarter of fiscal 2004 from 9.7% in the second quarter of fiscal 2003.  Research, engineering, and technical support expenses decreased by $74,271 or 18.4% to $330,259 during the six months ended February 29, 2004 compared to the six months ended February 28, 2003 due to the same reasons. During the six months ended February 29, 2004 research, engineering, and technical support expenses decreased to 6.5% of sales from 10.2% during the six months ended February 28, 2003.

CORPORATE JOINT VENTURES AND EUROPEAN HOLDING COMPANY

Corporate Joint Ventures and European Holding Company - Net earnings from corporate joint ventures and European holding company were $77,936 and $509,458 for the three and six months ended February 29, 2004, respectively, compared to $534,431 and $833,807 for the three and the six months ended February 28, 2003.  This decrease is due to significant increases in expenses incurred in support of corporate joint ventures and decreases in equity in income being offset by increases in the fees for technical services.  Specific increases in fees for technical services include the salaries of rededicated employees to Corporate Joint Venture technical support and new product development, increases in legal and external consulting expense.

The Company sponsors a worldwide Corporate Joint Venture conference approximately every three years in which all of its Corporate Joint Ventures are invited to participate.  The Company defers a portion of its royalty income received from its Corporate Joint Ventures in each period leading up to the next conference, reflecting that the Company has not fully earned the royalty payments received during that period. The next Joint Venture conference is scheduled to be held late in 2004 and there is $285,725 of deferred royalty income recorded within other accrued liabilities at February 29, 2004, related to this conference.  The deferred income is expected to be recognized in income in 2004 when the conference is held.  The costs associated with these joint venture conferences are recognized as incurred, generally in the period in which the conference is held.

The Company incurred direct expenses related to Corporate Joint Ventures and the European holding company of $1,008,118 and $1,585,677 in three and six months ended February 29, 2004 and $558,215 and $1,109,280 in the three and six months ended February 28, 2003. These expenses include: consulting, travel, technical and marketing services to existing joint ventures, legal fees regarding the establishment of new joint ventures, registration and promotion and legal defense of worldwide trademarks and legal fees incurred in the filing of patent applications for new technologies to which the Company acquired certain rights.  Increases related to the three and six months ended February 29, 2004 as compared to three and six months ended February 28, 2003 are attributable to increase in management and coordinator salaries, legal expense and external consulting services.

INCOME TAX

Income Taxes - Income tax expense for the three and six months ended February 29, 2004 and February 28, 2003 was calculated based on management’s estimate of the Company’s annual effective income tax rate.  The Company’s annual effective income tax rate for fiscal 2004 is lower than the statutory rate primarily due to the Company’s equity in income of corporate joint ventures being recognized based on after-tax earnings of these entities.  To the extent joint ventures’ undistributed earnings are distributed to the Company, it is not expected to result in any material additional income tax liability after the application of foreign tax credits.

LIQUIDITY AND CAPITAL RESOURCES

At February 29, 2004, the Company’s working capital was $4,307,178, including $132,059 in cash and cash equivalents and $947,734 in investments available for sale, compared to a working capital of $4,760,183, including $283,326 in cash and cash equivalents and $1,643,939 in investments available for sale at August 31, 2003.

Cash flows provided by (used in) operations for the six months ended February 29, 2004 and February 28, 2003 were $205,024 and ($1,177,621), respectively.  The net cash provided by operations for the six months ended February 29, 2004 resulted principally from net income being partially offset by the noncash equity income of industrial chemical joint ventures, and uses of cash for increases in operating assets more than offsetting net increases in operating liabilities.  During the six months ended February 2003, the Company made a $445,469 deposit relating to a legal case involving potential trademark infringement against a competitor in Europe.  The Company expects that the amount will be fully recoverable at the conclusion of the prosecution of the competitor.  The net cash used in operations for the six months ended February 28, 2003 resulted principally from net income and dividends received from corporate joint ventures being more than offset by the noncash equity income of industrial chemical joint ventures and uses of cash for increases in operating assets and reductions of operating liabilities.

Net cash used in investing activities for the six months ended February 29, 2004 was $172,029, which resulted from the sales of investments offset by investments in corporate joint ventures and additions to property and equipment and industrial patents.  Net cash provided by investing activities for the six months ended February 28, 2003 was $1,421,575, which resulted from the sale of investments and from the partial return of the Company’s original investment in European holding company partially offset by investments in international joint ventures, additions to patents and additions to property and equipment.

Net cash used in financing activities for the six months ended February 29, 2004 was $184,262, which resulted primarily from the payment of dividends to shareholders.  Net cash used in financing activities for the six months ended February 28, 2003 was $346,690, which resulted from the repurchase of common stock and the payment of dividends to shareholders.

The Company expects to meet future liquidity requirements by utilizing its existing cash and cash equivalents and investments available for sale combined with cash flows from future operations and distributions of earnings and technical assistance fees to the Company from the corporate joint venture investments.

The Company has no long-term debt and no material capital lease commitments as of February 29, 2004; however, the Company’s subsidiary has entered into a 15-year lease agreement for 16,994 square feet of office, manufacturing, laboratory, and warehouse space requiring monthly payments of $17,072, which are adjusted annually according to the annual consumer price index through November 2014.

The Company has no postretirement benefit plan and does not anticipate establishing any postretirement benefit program.

Inflation in the U.S. historically has had little effect on the Company.

Recently Issued Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.  In December 2003, the FASB issued FIN 46R, Consolidation of Variable Interest Entities, a revision of FIN 46 which addresses consolidation by business enterprises where equity investors do not bear the residual economic risks and rewards.  These entities have been commonly referred to as “special purpose entities.”  The provisions of FIN 46R are effective for interests in variable interest entities (VIE) as of the first interim, or annual, period ending after December 15, 2004 except for VIEs considered special-purpose entities.  The Company is in the process of evaluating the impact this will have on the consolidated financial statements of the Company.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  This Statement requires that certain financial instruments previously accounted for as equity under previous guidance be classified as liabilities in statements of financial position.  SFAS No. 150 became effective for all financial instruments entered into or modified after May 31, 2003 and otherwise effective at the beginning of the first interim period beginning after June 15, 2003.

The adoption of SFAS No. 150 did not have an impact on the Company’s results of operations or financial position.

Disclosure of the Control Environment

As of February 29, 2004, the end of the period covered by this report, the Company carried out an evaluation under the supervision of, and with participation from, its Chairman of the Board & Chief Executive Officer and Chief Financial Officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act).  Based upon that evaluation the Company, as well as its Chairman of the Board & Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures need improvement to be considered effective.  We continue to evaluate methods to improve our internal controls and procedures and the Company intends to evaluate and fix all weaknesses in internal controls as required by the rules promulgated under the Exchange Act and the Sarbanes-Oxley Act of 2002. We do not believe that these disclosure and internal control deficiencies resulted in any material misstatements in our consolidated financial statements contained in this Form 10-QSB.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS:	None

ITEM 2 - CHANGES IN SECURITIES:	None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES:	None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

The Annual Meeting of Stockholders of the Company (Annual Meeting) was held on January 30, 2004.  The election of directors was voted on and approved by the Company’s stockholders at the Annual Meeting.  There were 3,615,918 shares of common stock entitled to vote at the meeting and a total of 3,100,590 shares or 85.7% were represented at the meeting.

The tabulation of votes is set forth as follows:

	For	Withheld

Philip M. Lynch	2,548,357	552,233
Dr. Donald A. Kubik	3,081,802	18,788
Richard G. Lareau	3,077,002	23,588
Ursula-Kiel-Dixon	3,074,867	25,723
Mark J. Stone	3,077,002	23,588
Stephan C. Taylor	3,081,802	18,788
Dr. Mehmet A. Gencer	3,077,002	23,588
Pierre Chenu	3,077,002	23,588
Tao Meng	3,081,802	18,788
Dr. Sunggyu Lee	3,081,802	18,788

ITEM 5 - OTHER INFORMATION:	None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

None; however the written statements of our applicable officers, as required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, accompanied the filing of this report as correspondence to the Securities and Exchange Commission.

(b) Reports on Form 8-K

The Company did not file any Current Reports on Form 8-K during the six months ended February 29, 2004.

SIGNATURE PAGE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

Date: April 14, 2004
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

(b)     Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)     Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s second quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.      The small business issuer’s other certifying officers and I have disclosed, based on our most recent evaluation of internal controls over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent function):

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

Date: April 14, 2004

Philip M. Lynch
Chairman of the Board of Directors & Chief Executive Officer

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

(b)     Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)     Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s second quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.     The small business issuer’s other certifying officers and I have disclosed, based on our most recent evaluation of internal controls over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent function):

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

Date: April 14, 2004
Matthew C. Wolsfeld, CPA
Chief Financial Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Northern Technologies International Corporation (the “Company”) on Form 10-QSB for the period ending February 29, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Philip M. Lynch, Chairman of the Board and Co-Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Chairman of the Board of Directors & Chief Executive Officer (principal executive officer)

Philip M. Lynch

Lino Lakes, Minnesota
April 14, 2004

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Northern Technologies International Corporation (the “Company”) on Form 10-QSB for the period ending February 29, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Matthew C. Wolsfeld, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

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
April 14, 2004