Form 10QSB
period 2004-05-31
NORTHERN TECHNOLOGIES INTERNATIONAL CORP
filed 2004-07-15
CIK 875582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the Quarterly Period Ended:	Commission File Number
May 31, 2004	1-11038

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
 (Exact name of registrant as specified in its charter)

Delaware	41-0857886
(State of Incorporation)	(I.R.S. Employer Identification Number)

6680 N. Highway 49, Lino Lakes, MN  55014
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

Yes ☒	No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 13, 2004
Common Stock, $0.02 par value	3,581,992

This document consists of 20 pages

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (Unaudited)

	May 31, 2004	August 31, 2003

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$96,630	$283,326
Investments, available-for-sale	615,734	1,643,939
Receivables:
Trade excluding corporate joint ventures, less allowance for doubtful accounts of $11,563	1,546,816	1,278,173
Trade corporate joint ventures	712,530	292,938
Technical and other services, corporate joint ventures	841,550	765,679
Income taxes	642,969	531,088
Inventories	882,675	971,499
Prepaid expenses	179,985	125,542
Deferred income taxes	12,000	12,000

Total current assets	5,530,889	5,904,184
PROPERTY AND EQUIPMENT, net	622,103	526,738
OTHER ASSETS:
Investments in corporate joint ventures:
Industrial chemical	7,089,768	5,920,644
Industrial non-chemical	290,786	232,277
Deferred income taxes	343,000	343,000
Notes receivable and foreign deposit	1,356,408	1,177,847
Note from employee	105,049	126,043
Industrial patents, net	602,339	317,166
Other	70,268	198,777

	9,857,618	8,315,754

	$16,010,610	$14,746,676

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$459,429	$538,520
Accrued liabilities:
Payroll and related benefits	418,767	165,326
Other	438,924	440,155

Total current liabilities	1,317,120	1,144,001
DEFERRED GROSS PROFIT	25,000	25,000
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, authorized 10,000 shares, none issued	—	—
Common stock, $0.02 par value per share; authorized 10,000,000 shares; issued and outstanding 3,581,992 and 3,626,192, respectively	71,640	72,524
Additional paid-in capital	4,105,584	4,191,964
Retained earnings	10,164,648	9,493,742
Accumulated other comprehensive income (loss)	326,618	(180,555)

Total stockholders’ equity	14,668,490	13,577,675

	$16,010,610	$14,746,676

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARY CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Nine Months Ended

	May 31, 2004	May 31, 2003	May 31, 2004	May 31, 2003

NORTH AMERICAN OPERATIONS:
Sales	$3,101,925	$2,189,926	$8,184,330	6,172,113
Cost of goods sold	1,461,523	1,084,671	3,983,755	2,959,687

Gross profit	1,640,402	1,105,255	4,200,575	3,212,426
Operating expenses:
Selling	561,967	435,024	1,574,003	1,260,552
General and administrative	656,428	529,798	1,845,241	1,603,898
Lab and technical support	157,512	225,111	487,771	629,641

	1,375,907	1,189,933	3,907,015	3,494,091

NORTH AMERICAN OPERATING INCOME (LOSS)	264,495	(84,678)	293,560	(281,665)
CORPORATE JOINT VENTURES AND EUROPEAN HOLDING COMPANY:
Equity in income of industrial chemical corporate joint ventures and European holding company	354,712	127,747	859,620	865,159
Equity in income (loss of industrial non-chemical) corporate joint ventures	—	6,517	1,334	(43,832)
Equity in loss of business consulting corporate joint ventures	—	28,750	(6,250)	(18,750)
Fees for technical support and other services provided to all corporate joint ventures	807,016	679,121	2,402,159	1,982,646
Expenses incurred in support of all corporate joint ventures	(931,631)	(876,309)	(2,517,308)	(1,985,590)

INCOME (LOSS) FROM ALL CORPORATE JOINT VENTURES AND EUROPEAN HOLDING COMPANY	230,097	(34,174)	739,555	799,633
INTEREST INCOME	18,123	16,146	50,880	87,059

INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)	512,715	(102,706)	1,083,995	605,027
INCOME TAX EXPENSE (BENEFIT)	1,000	(82,000)	117,000	(17,000)

NET INCOME (LOSS)	$511,715	$(20,706)	$966,995	$622,027

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$.14	$(0.01)	$.27	$.17

Diluted	$.14	$(0.01)	$.27	$.17

WEIGHTED AVERAGE COMMON SHARES
ASSUMED OUTSTANDING:
Basic	3,610,157	3,629,863	3,610,949	3,634,756

Diluted	3,618,562	3,635,179	3,613,751	3,636,528

DIVIDENDS PAID PER COMMON SHARE:	$.00	$.00	$.05	$.085

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) NINE MONTHS ENDED MAY 31, 2004 AND 2003

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$966,995	$622,027
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	118,044	141,354
Amortization expense	16,460	5,653
Equity in (income) loss from corporate joint ventures:
Industrial chemical	(859,620)	(865,159)
Industrial non-chemical	(1,334)	43,832
Business consulting	6,250	18,750
Dividends received from corporate joint ventures	667,247	490,309
Gain on sale of equipment	(3,100)	(3,605)
Change in current assets and liabilities:
Receivables:
Trade excluding corporate joint ventures	(268,643)	(239,955)
Trade corporate joint ventures	(419,592)	(96,361)
Technical and other services receivables, corporate joint ventures	(75,871)	1,605
Income taxes	(111,881)	(258,590)
Inventories	88,824	757
Prepaid expenses and other	(54,443)	(78,433
Notes receivable and foreign deposits	(178,561)	(839,430)
Employee note receivable	20,994	(65,405)
Accounts payable	(79,091)	(19,183)
Accrued liabilities	252,210	(1,235)

Total adjustments	(882,107)	(1,765,096)

Net cash provided by (used in) operating activities	84,888	(1,143,069)
CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of investments available-for-sale	1,028,205	1,822,239
Proceeds from the sale of property and equipment	9,550	3,605
Investment in joint ventures:
Industrial chemical	(465,000)	(156,867)
Industrial non-chemical	(61,750)	(63,486)
Business consulting	(6,250)	(18,750)
Additions to property and equipment	(219,864)	(219,991)
Partial return of original investment in European holding company	—	30,812
Decrease in other assets	128,509	59,043
Additions to industrial patents	(301,633)	(79,073)

Net cash provided by investing activities	111,767	1,377,532
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividend paid to shareholders	(181,666)	(309,204)
Repurchase of common stock	(201,685)	(61,044)

Net cash used in financing activities	(383,351)	(370,248)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(186,696)	(135,785)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	283,326	230,274

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$96,630	$94,489

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	INTERIM FINANCIAL INFORMATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all necessary adjustments, which are of a normal recurring nature, to present fairly the consolidated financial position of Northern Technologies International Corporation and Subsidiary (the Company) as of May 31, 2004 and May 31, 2003 and the results of their operations for the three and nine months ended May 31, 2004 and May 31, 2003, and their cash flows for the nine months ended May 31, 2004 and May 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes as of and for the year ended August 31, 2003 contained in the Company’s filing on Form 10-KSB dated December 11, 2003 and with Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 9 through 14 of this quarterly report.

Certain fiscal year 2003 amounts have been reclassified to conform to fiscal year 2004 presentations.  These reclassifications had no effect on stockholders’ equity, sales, or net income as previously reported.

2.	STOCK-BASED COMPENSATION

In accordance with Accounting Principles Board (APB) Opinion No. 25 and related interpretations, the Company uses the intrinsic value-based method for measuring stock-based compensation cost which measures compensation cost as the excess, if any, of quoted market price of the Company’s common stock at the grant date over the amount the employee must pay for the stock. The Company’s general policy is to grant stock options at fair value at the date of grant. Options and warrants issued to non-employees are recorded at fair value, as required by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”, using the Black Scholes pricing method.

Compensation cost has been recognized based on the fair values of options at the grant dates consistent with the provisions of SFAS No. 123, the Company’s net income (loss) and basic and diluted net income (loss) per common share would have been changed to the following pro forma amounts:

	Three Months Ended		Nine Months Ended

	May 31, 2004	May 31, 2003	May 31, 2004	May 31, 2003

Net Income (loss):
As reported	$511,715	$(20,706)	$966,995	$622,027
Pro forma	$511,715	$(20,706)	925,765	580,434
Basic net income(loss) per common share:
As reported	$0.14	$(0.01)	$0.27	$0.17
Pro forma	$0.14	$(0.01)	$0.26	$0.16
Diluted net income(loss) per common share:
As reported	$0.14	$(0.01)	$0.27	$0.17
Pro forma	$0.14	$(0.01)	$0.26	$0.16
Stock-based compensation, net:
As reported	$0	$0	$0	$0
Pro forma	$0	$0	$41,230	$41,593

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

The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions and results for the grants:

	May 31, 2004	May 31, 2003

Dividend yield	2.0%	2.0%
Expected volatility	42.7%	44.1%
Expected life of option	5 years	5 years
Average risk-free interest rate	3.63%	3.04%

3.	INVENTORIES

Inventories consist of the following:

	May 31, 2004	August 31, 2003

Production materials	$274,161	$187,828
Finished goods	608,514	783,671

	$882,675	$971,499

4.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	May 31, 2004	August 31, 2003

Land	$29,097	$29,097
Buildings and improvements	744,678	639,531
Machinery and equipment	933,160	831,347

	1,706,935	1,499,975
Less accumulated depreciation	1,084,832	973,237

	$622,103	$526,738

5.	NOTES RECEIVABLE AND FOREIGN DEPOSITS

Notes receivable and foreign deposits consist of the following:

	May 31, 2004	August 31, 2003

Notes receivable from North American operations	$530,000	$500,000
Notes receivable from industrial chemical corporate joint venture partners	380,939	232,378
Foreign deposits	445,469	445,469

	$1,356,408	$1,177,847

6.	INVESTMENTS IN CORPORATE JOINT VENTURES
Composite financial information from the unaudited financial statements of the Company’s corporate joint ventures carried on the equity basis is summarized as follows:

	May 31

	2004	2003

Current assets	$22,273,625	$19,287,454
Total assets	27,317,093	24,071,516
Current liabilities	11,421,157	7,045,429
Total liabilities	12,558,746	10,385,394
Corporate joint ventures’ equity	14,996,978	13,841,861
Northern Technologies International Corporation’s share of corporate joint ventures’ equity	7,380,554	6,152,921

	Nine Months Ended

	May 31, 2004	August 31, 2003

Sales	$35,092,876	$27,069,668
Gross profit	16,601,231	13,038,463
Net income from continuing operations	1,674,717	1,422,457
Net income	1,674,717	1,422,457
Northern Technologies International Corporation’s share of equity in income of Corporate Joint Ventures	854,704	802,577

During 2004, the Company has invested in a variety of new and existing Corporate Joint Ventures as follows:

In September 2003 the Company invested an additional $440,000 in React-NTI LLC, in connection with React-NTI LLC’s acquisition of React Inc.  React-NTI LLC is an industrial chemical joint venture formed in fiscal 2003 in which the Company now has a 75% ownership interest and has made capital contributions of $750,000.  Under the terms of the agreement related to React-NTI LLC, there are certain matters requiring unanimous approval of the Company and the minority shareholder.  These rights represent substantive participating rights of the minority shareholder as defined in Emerging Issues Task Force (EITF) No. 96-16, Investor’s Accounting for an Investee When the Investor has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights.  Accordingly, the Company does not control

React-TI LLC and will account for its investment under the equity method rather than by consolidation.  The Company believes that React-NTI LLC has sufficient equity to finance its activities without additional subordinated financial support from other parties, and accordingly does not expect to make additional capital contributions or provide financing to React-NTI, LLC.  Any future changes to the LLC agreement or the financial arrangements surrounding this investment could result in consolidation of React-NTI LLC in the future.  In connection with its acquisition of React, Inc., React-NTI LLC has allocated a portion of the purchase price to intangible assets.  This allocation is based on a preliminary estimate of the value of identifiable intangible assets and is subject to adjustment based upon further analysis and appraisal which could impact the equity in income or loss recorded by the Company related to amortization of intangible assets deemed to have finite lives.

In October 2003 the Company invested $6,250 in an existing business consulting corporate joint venture in the United States.  The Company has obtained a 25% ownership interest in this company to utilize various government and military associations.  As the company has no assets its investment value is $0.

In January 2004 the Company invested $20,000 in a new industrial chemical corporate joint venture to develop new operations in Lebanon.  The Company has a 50% ownership interest in the new entity.  The new entity had no operations prior to the Company’s investment.  It is anticipated that this is the first installment toward completed capitalization of an estimated $75,000.

During the second quarter of 2004, through a series of transactions utilizing Northern Instruments Corporation LLC as an investment vehicle, the Company invested $61,750 to increase its ownership interests in a German GmbH from 30% to 40%.

7.	STOCKHOLDERS’ EQUITY

During the nine months ended May 31, 2004, the Company repurchased and retired 44,200 shares of common stock for between $4.45 and $4.70 per share.

8.	SUPPLEMENTAL CASH FLOW INFORMATION

During the nine months ended May 31, 2004, the Company declared a cash dividend of $0.05 per share that was paid on December 17, 2003 to shareholders of record on December 3, 2003.

9.	TOTAL COMPREHENSIVE INCOME

The Company’s total comprehensive income was as follows:

	Three Months Ended		Nine Months Ended

	May 31, 2004	May 31, 2003	May 31, 2004	May 31, 2003

Net income (loss)	$511,715	$(20,706)	$966,995	$622,027
Other comprehensive (loss) income –foreign currency translation adjustment	(86,172)	185,179	507,173	359,272

Total comprehensive income	$425,543	$164,473	$1,474,168	$981,229

10.	NET INCOME PER SHARE

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding.  Diluted net income per share assumes the exercise of stock options using the treasury stock method, if dilutive.

Options to purchase 70,655 shares of common stock with a weighted average exercise price of $6.06 were outstanding at May 31, 2004, but were excluded from the computation of common share equivalents for the three and nine months ended May 31, 2004, because their exercise prices were greater than the average market price of the common shares.

The following table summarizes information about stock options outstanding at May 31, 2004:

	Options Outstanding		Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Number Exercisable	Exercise Price

$3.34 - $7.00	124,665	$5.27	74,662	$5.77

11.	SEGMENT INFORMATION

The Company is engaged in the development, manufacturing, and marketing of proprietary materials science based industrial packaging products.  Further disclosure regarding the two businesses is not presented, as management uses the consolidated information to allocate resources and evaluate performance.

Sales by geographic location as a percentage of total sales were as follows:

	May 31, 2004	May 31, 2003

U.S.A. to unaffiliated customers Outside the U.S.A. to:	69%	70%
Corporate Joint Ventures	9	10
Unaffiliated customers	22	20

	100%	100%

One customer accounted for approximately 18% and 13% of net sales for the fiscal periods ended May 31, 2004 and 2003, respectively.

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

Investments Available for Sale - The Company accounts for securities available for sale in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS No. 115).  SFAS No. 115 requires that available-for-sale securities be carried at fair value, with unrealized gains and losses reported as other comprehensive income within stockholders’ equity, net of applicable income taxes.  Realized gains and losses and declines in value deemed to be other-than-temporary on available-for-sale securities are included in other income.  Fair value of the securities is based upon the quoted market price on the last business day of the quarter or fiscal year.  The cost basis for realized gains and losses on available-for-sale securities is determined on a specific identification basis.  At May 31, 2004, the Company’s available-for-sale securities are temporarily in various money market accounts with a fair value totaling $615,734.

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

Recoverability of Long-Lived Assets - The Company reviews its long-lived assets whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable.  The Company determines potential impairment by comparing the carrying value of the assets with expected net cash flows expected to be provided by operating activities of the business or related products.  Should the sum of the expected undiscounted future net cash flows be less than the carrying value, the Company would determine whether an impairment loss should be recognized.  An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the asset.  As of May 31, 2004, the Company did not consider any of its assets impaired.

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

NORTH AMERICAN OPERATIONS

Sales - Sales increased by $911,999 or 41.65% during the third quarter of 2004 from those of the third quarter of 2003.  Net sales increased by $2,012,217 or 32.6% during the nine months ended May 31, 2004 compared to the nine months ended May 31, 2003.  These changes in sales are due to an increase in demand for materials science based industrial packaging products from existing and new customers.

Cost of Sales - Cost of goods sold as a percentage of net sales were 47.1% and 49.5% for the third quarter of 2004 and 2003, respectively.  The cost of goods sold percentage of net sales was 48.7% and 48.0% for the nine months ended May 31, 2004 and May 31, 2003, respectively.  Variations are due primarily to the mix of product sales and changes in the price of resin.

Operating Expenses - As a percentage of net sales, total operating expenses were 44.4% in the third quarter of fiscal 2004 and 54.3% in the third quarter of fiscal 2003.  Operating expenses were 47.7% and 56.6% of net sales for the nine months ended May 31, 2004 and for the nine months ended May 31, 2003.

Operating expense classification percentages of net sales were as follows:

	Three Months Ended		Nine Months Ended

	May 31, 2004	May 31, 2003	May 31, 2004	May 31, 2003

Selling	18%	20%	19%	20%
General and administrative	21	24	23	26
Research, engineering, and technical support	5	10	6	10

Selling Expenses.  The Company’s selling expenses increased by $126,943 or 29.2% to $561,967 during the third quarter of fiscal 2004 as compared to $435,024 during the same period in fiscal 2003.  The increase in selling expenses during the third quarter of fiscal 2004 was primarily related to the hiring of additional salespeople and associated commission and travel related expenses.  As a percentage of sales, selling expense decreased to 18.1% in the third quarter of fiscal 2004 from 19.9% in the third quarter of fiscal 2003.   Selling expenses increased by $313,451 or 24.9% to $1,574,003 during the nine months ended May 31, 2004 compared to the nine months ended May 31, 2003 due to the same reasons.  During the nine months ended May 31, 2004 selling expense decreased to 19.2% of sales from 20.4% during the nine months ended May 31, 2003.

General and Administrative Expenses.  The Company’s general and administrative expenses increased by $126,630 or 23.9% to $656,428 during the third quarter of fiscal 2004 as compared to $529,798 during the same period in fiscal 2003.  The increase is attributable to increases in insurance, outside auditing, travel and accrued management bonus offset by decreases in legal expenses and rent.  As a percentage of sales, general and administrative expenses decreased to 21.2% in the third quarter of fiscal 2004 from 24.2% in the third quarter of fiscal 2003.   General and administrative expenses increased by $241,343 or 15.1% to $1,845,241 during the nine months ended May 31, 2004 compared to the nine months ended May 31, 2003 due to the same reasons. During the nine months ended May 31, 2004 general and administrative expenses decreased to 22.5% of sales from 26.0% during the nine months ended May 31, 2003.

Lab and Technical Support Expenses.  The Company’s lab and technical support expenses decreased by $67,599 or 30.0% to $157,512 during the third quarter of fiscal 2004 as compared to $225,111 during the same period in fiscal 2003.  The decrease in lab and technical support expenses during the third quarter of fiscal 2004 was primarily related to decreases in salary expense and technical consulting expense, due to a number of employees being realigned from lab and technical support to corporate joint venture support.  As a percentage of sales, lab and technical support expenses decreased to 5.1% in the third quarter of fiscal 2004 from 10.3% in the third quarter of fiscal 2003.  Lab and technical support expenses decreased by $141,870 or 22.5% to $487,771 during the nine months ended May 31, 2004 compared to the nine months ended May 31, 2003 due to the same reasons. During the nine months ended May 31, 2004 lab and technical support expenses decreased to 6.0% of sales from 10.2% during the nine months ended May 31, 2003.

CORPORATE JOINT VENTURES AND EUROPEAN HOLDING COMPANY

Corporate Joint Ventures and European Holding Company - Net earnings from corporate joint ventures and European holding company were $739,555 for the nine months ended May 31, 2004, respectively, compared to $799,633 for the nine months ended May 31, 2003.  This decrease is due to significant increases in expenses incurred in support of corporate joint ventures being offset by significant increases in the fees for technical support and other services.  Specific increases in fees for technical services include the salaries of rededicated employees to Corporate Joint Venture technical support and new product development, increases in legal and external consulting expense.

The Company sponsors a worldwide Corporate Joint Venture conference approximately every three years in which all of its Corporate Joint Ventures are invited to participate.  The Company defers a portion of its royalty income received from its Corporate Joint Ventures in each accounting period leading up to the next conference, reflecting that the Company has not fully earned the royalty payments received during that period. The next Joint Venture conference is scheduled to be held in September of 2005, there is $316,000 of deferred royalty income recorded within other accrued liabilities at May 31, 2004, related to this conference.  The deferred income is expected to be recognized in income in 2005 as expenses are incurred when the conference is held.  The costs associated with these joint venture conferences are recognized as incurred, generally in the period in which the conference is held.

The Company incurred direct expenses related to Corporate Joint Ventures and the European holding company of $931,631 and $2,517,308 in three and nine months ended May 31, 2004 and $876,309 and $1,985,590 in the three and nine months ended May 31, 2003. These expenses include: consulting, travel, technical and marketing services to existing joint ventures, legal fees regarding the establishment of new joint ventures, registration and promotion and legal defense of worldwide trademarks and legal fees incurred in the filing of patent applications for new technologies to which the Company acquired certain rights.  Increases related to the three and nine months ended May 31, 2004 as compared to three and nine months ended May 31, 2003 are attributable to increase in management and coordinator salaries, legal expense and external consulting services.

INCOME TAX

Income Taxes - Income tax expense for the three and nine months ended May 31, 2004 and May 31, 2003 was calculated based on management’s estimate of the Company’s annual effective income tax rate.  The Company’s annual effective income tax rate for fiscal 2004 is lower than the statutory rate primarily due to the Company’s equity in income of corporate joint ventures being recognized based on after-tax earnings of these entities.  To the extent joint ventures’ undistributed earnings are distributed to the Company, it is not expected to result in any material additional income tax liability after the application of foreign tax credits.

LIQUIDITY AND CAPITAL RESOURCES

At May 31, 2004, the Company’s working capital was $4,213,769, including $96,630 in cash and cash equivalents and $615,734 in investments available for sale, compared to a working capital of $4,760,183, including $283,326 in cash and cash equivalents and $1,643,939 in investments available for sale at August 31, 2003.

Cash flows provided by (used in) operations for the nine months ended May 31, 2004 and May 31, 2003 were $84,888 and ($1,143,069), respectively.  The net cash provided by operations for the nine months ended May 31, 2004 resulted principally from net income being partially offset by the noncash equity income of industrial chemical joint ventures, and uses of cash for increases in operating assets more than offsetting net increases in operating liabilities.  During the nine months ended February 2003, the Company made a $445,469 deposit relating to a legal case involving potential trademark infringement against a competitor in Europe.  The Company expects that the amount will be fully recoverable at the conclusion of the prosecution of the competitor.  The net cash used in operations for the nine months ended May 31, 2003 resulted principally from net income and dividends received from corporate joint ventures being more than offset by the noncash equity income of industrial chemical joint ventures and uses of cash for increases in operating assets and reductions of operating liabilities.

Net cash provided by investing activities for the nine months ended May 31, 2004 was $111,767, which resulted from the sales of investments offset by investments in corporate joint ventures and additions to property and equipment and industrial patents.  Net cash provided by investing activities for the nine months ended May 31, 2003 was $1,377,532, which resulted from the sale of investments and from the partial return of the Company’s original investment in European holding company partially offset by investments in international joint ventures, additions to patents and additions to property and equipment.

Net cash used in financing activities for the nine months ended May 31, 2004 was $383,351, which resulted primarily from the payment of dividends to shareholders and the repurchase of common stock.  Net cash used in financing activities for the nine months ended May 31, 2003 was $370,248, which resulted from the repurchase of common stock and the payment of dividends to shareholders.

The Company expects to meet future liquidity requirements by utilizing its existing cash and cash equivalents and investments available for sale combined with cash flows from future operations and distributions of earnings and technical assistance fees to the Company from the corporate joint venture investments.

The Company has no long-term debt and no material capital lease commitments as of May 31, 2004; however, the Company’s subsidiary has entered into a 15-year lease agreement for 16,994 square feet of office, manufacturing, laboratory, and warehouse space requiring monthly payments of $17,072, which are adjusted annually according to the annual consumer price index through November 2014.

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

ITEM 3 – CONTROLS AND PROCEDURES

Disclosure of the Control Environment

As of May 31, 2004, the end of the period covered by this report, the Company carried out an evaluation under the supervision of, and with participation from, its Chairman of the Board & Chief Executive Officer and Chief Financial Officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-

15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act).  Based upon that evaluation the Company, as well as its Chairman of the Board & Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures need improvement to be considered effective.  We continue to evaluate methods to improve our internal controls and procedures and the Company intends to evaluate and fix all weaknesses in internal controls as required by the rules promulgated under the Exchange Act and the Sarbanes-Oxley Act of 2002. We do not believe that these disclosure and internal control deficiencies resulted in any material misstatements in our consolidated financial statements contained in this Form 10-QSB.

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

The Company filed an 8-K on June 8, 2004; the filing disclosed changes in registrant’s certifying accountant from Deloitte & Touche LLP to Virchow, Krause & Company, LLP.

SIGNATURE PAGE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

Date: July 13, 2004	Matthew C. Wolsfeld, CPA Chief Financial Officer

(Mr. Wolsfeld is the Principal Financial and Accounting Officer and has been duly authorized to sign on behalf of the registrant.)

CERTIFICATION PURSUANT TO SECTION 302(A) OF THE SARBANES-OXLEY ACT OF 2002

I, Philip M. Lynch, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Northern Technologies International Corporation;

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

Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s current reported quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.

The small business issuer’s other certifying officers and I have disclosed, based on our most recent evaluation of internal controls over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent function):

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

Date: July 13, 2004
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

Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s current reported quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.

The small business issuer’s other certifying officers and I have disclosed, based on our most recent evaluation of internal controls over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent function):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

	(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal controls over financial reporting.

Date: July 13, 2004	Matthew C. Wolsfeld, CPA Chief Financial Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Northern Technologies International Corporation (the “Company”) on Form 10-QSB for the period ending May 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Philip M. Lynch, Chairman of the Board and Co-Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

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
July 13, 2004

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Northern Technologies International Corporation (the “Company”) on Form 10-QSB for the period ending May 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Matthew C. Wolsfeld, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

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
July 13, 2004