Form 10KSB
period 2004-08-31
NORTHERN TECHNOLOGIES INTERNATIONAL CORP
filed 2004-11-30
CIK 875582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark one)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2004

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ____________ .

Commission file number 1-11038

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

(Name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	41-0857886 (I.R.S. Employer Identification No.)

6680 N. Highway 49 Lino Lakes, Minnesota (Address of principal executive offices)	55014 (Zip Code)

(651) 784-1250

(Issuer’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.02 per share	The American Stock Exchange

Securities registered under Section 12(g) of the Exchange Act:

None

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [X]

The Registrant’s revenues for the fiscal year ended August 31, 2004 were $10,915,676.

As of November 22, 2004, 3,581,982 shares of common stock of the Registrant were outstanding, and the aggregate market value of the common stock of the Registrant as of that date (based upon the $6.15 per share closing price of the Common Stock at that date as reported on the American Stock Exchange) excluding 1,062,402 outstanding shares beneficially owned by directors and executive officers, was $15,495,417.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-KSB incorporates by reference information (to the extent specific sections are referred to herein) from the registrant’s Proxy Statement for its 2005 Annual Meeting of Stockholders to be held January 28, 2005.

Transitional Small Business Disclosure Format (check one):  Yes [  ] No [X]

PART I

This Form 10-KSB contains certain forward-looking statements. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, including those set forth in the section below entitled “Item 1. Description of Business — Forward-Looking Statements” and in “Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report.

Item 1.	DESCRIPTION OF BUSINESS.

(a)    Business Development

Northern Instruments, Inc., a predecessor to Northern Technologies International Corporation, was incorporated in the State of Minnesota on August 4, 1970. In 1976, Northern Instruments, Inc. changed its name to Northern Instruments Corporation. In 1978, Northern Instruments Corporation reincorporated into the State of Delaware by merging into Northern Instruments Corporation, a newly formed Delaware corporation. In 1993, Northern Instruments Corporation changed its corporate name by merging into a wholly owned subsidiary, Northern Technologies International Corporation. Northern Technologies International Corporation is referred to as “NTIC” or the “Company” in this Report.

In 1999, the Company organized a wholly owned subsidiary, Northern Instruments Corporation, LLC, an Ohio limited liability company (“NIC”), and the instruments operations of the Company were transferred into NIC. All operations of NIC were terminated as of August 31, 2002. The operating results and assets of NIC are included in the consolidated financial statements of the Company prior to August 31, 2002.

On January 1, 2000, the Company organized a wholly owned subsidiary, NTI Facilities, Inc. The operating results and assets of NTI Facilities, Inc. are included in the consolidated financial statements of the Company.

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

Corporate Joint Ventures and Holding Companies

The Company participates in several corporate joint venture arrangements, which the Company categorizes into three principal areas: industrial chemical, non-industrial chemical and business consulting.

The Company’s industrial chemical corporate joint ventures generally provide for the manufacturing, marketing and distribution of materials science based industrial packaging products based upon the Company’s corrosion inhibiting technology. Both the Company and the Company’s corporate joint venture in Germany, Excor Korrosionsschutz-Technologien und Produkte GmbH (“Excor”), through Excor’s wholly owned subsidiary Excor Korrosionsforschung GmbH, manufacture and supply these joint ventures proprietary ingredients, called Masterbatch, that make the Company’s materials science based industrial packaging products functional. Each of the joint ventures then manufactures, markets and sells the finished product generally in the country in which it is located. These corporate joint venture arrangements allow the Company to market and sell its products successfully in foreign countries through the marketing efforts of its joint venture partners without the Company having to develop its own international sales force. The Company’s corporate joint venture partners are knowledgeable in the applicable environmental, labor, tax and other requisite regulations and laws of the respective foreign countries in which they operate, as well as the local customs and business practices, and as equal partners have a vested interest in making each joint venture a success.

React-NTI LLC is an industrial chemical corporate joint venture of the Company that focuses on the development, manufacture and marketing of proprietary lines of bio-based additives with both industrial and personal care applications. Based on cotton, soy, corn and other renewable resources, React-NTI products outperform many synthetically derived competing alternatives. React-NTI’s target market includes NTIC’s existing industrial customer base, as well as the personal care/cosmetics industry.

The Company has a 50% ownership interest in NTI ASEAN, LLC for its corporate joint venture investments in the ASEAN region. Taiyo Petroleum Gas Co. Ltd., the Company’s existing joint venture partner in Japan, owns the remaining 50% ownership interest in NTI ASEAN, LLC.

The Company acquired a 50% ownership interest in a European holding company during fiscal 1997, which was never utilized to invest in a company in Germany as originally intended. In fiscal 2002 the majority of the investment was returned to the original investors. In fiscal 2003, the remaining investment was converted into a new European joint venture in Holland. Taylor Packaging owns the remaining 50% ownership interest.

The Company’s non-industrial chemical corporate joint ventures provide for the sales and distribution of electronic sensing instruments through the existing corporate joint venture network.

The Company has a 50% ownership interest in Northern Instruments Corporation LLC for its corporate joint venture investments in Mutec GmbH in Germany. Taiyo Petroleum Gas Co. Ltd., the Company’s existing joint venture partner in Japan, owns the remaining 50% ownership interest in Northern Instruments Corporation LLC. Northern Instruments Corporation LLC then owns 80% of Mutec GmbH.

The Company’s business consulting corporate joint ventures utilize various government and military associations to develop new sales leads and potential investment opportunities. Additionally, one such business consulting corporate joint venture provides for corporate representation at international and private financial institutions.

The following table sets forth a list of the Company’s corporate joint ventures as of August 31, 2004, indicating which joint ventures are industrial chemical, which is non-industrial chemical and which are business consulting, the country in which the joint venture is organized, the Company’s ownership percentage in each joint venture and the date of the Company’s original investment in each joint venture:

Joint Venture Name	Country	NTIC Percent (%) Ownership	Date of Original Investment
INDUSTRIAL CHEMICAL CORPORATE JOINT VENTURES
TAIYONIC LTD.	Japan	50%	1987
ACOBAL SAS	France	50%	1990
ZERUST-NIC CORP.	Taiwan*	25%	1990
EXCOR GmbH	Germany	50%	1991
ST ZERUST (SEA) PTE. LTD	Singapore*	35%	1991
ZERUST AB	Sweden	50%	1991
NTI-ZERUST INIBIDORES DE CORROS|fQ O VCI LTDA.	Brazil	50%	1993
EUROMASCH	Austria	50%	1994
MOSTNIC	Russia	50%	1994
KOREA ZERUST CO., LTD.	South Korea	25%	1994
ZERUST OY	Finland	50%	1995
ACOR S.R.L.	Italy	50%	1996
ZERUST (U.K.) LTD.	United Kingdom	50%	1997

Joint Venture Name	Country	NTIC Percent (%) Ownership	Date of Original Investment
INDUSTRIAL CHEMICAL CORPORATE JOINT VENTURES (continued)
FATRA-NTI S.R.O.	Czech Republic	50%	1997
EXCOR SP. Z.O.O.	Poland	50%	1998
SPECIALTY - NTIA CO. LTD.	Thailand*	25%	1998
TIANJIN ZERUST CO.	China*	25%	2000
HARITA-NTI	India	50%	2000
CHONG WAH-NTIA SDN. BHD.	Malaysia*	25%	2000
ZERUST PHILIPPINES	Philippines*	50%	2001
FIBRO NTI JOINT STOCK CO.	Turkey	50%	2002
ZERUST CONSUMER PRODUCTS, LLC	United States	50%	2002
ZERUST BV	Holland	50%	2003
NTI NCC MIDDLE EAST SA.	Lebanon	50%	2003
REACT-NTI, LLC	United States	75%	2003
POLYMER ENERGY LLC	United States	50%	2003
NON-INDUSTRIAL CHEMICAL CORPORATE JOINT VENTURES
MUTEC GMBH	Germany**	40%	2002
BUSINESS CONSULTING CORPORATE JOINT VENTURES
WASHINGTON LIAISON OFFICE	United States	50%	1997
ART AVILES ASSOCIATES	United States	25%	2000

*	Indirect ownership interest through NTI ASEAN, LLC

**	Indirect ownership through Northern Instruments Corporation LLC

While the Company is not aware of any specific potential risk beyond its initial investment in and any undistributed earnings of each of the corporate joint ventures listed above, there can be no assurance that the Company will not be subject to lawsuits based on product liability claims or other claims arising out of the activities of each joint venture. To protect itself against such an occurrence, the Company maintains liability insurance specifically applicable to its ownership positions in the joint venture arrangements in excess of any insurance the joint ventures may maintain.

Products

The Company develops, manufactures, markets and sells primarily materials science based industrial packaging products, which protect primarily metals against rust and corrosion.

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

The Company’s ZERUST volatile corrosion inhibiting (“VCI”) products may entirely eliminate or reduce the use of oils and greases to inhibit corrosion. The Company’s ZERUST formulations contain proprietary chemical systems that emit a nontoxic vapor that is diffused throughout an enclosure. Electron scanning microscopy shows that the VCI-rich atmosphere causes VCI molecules to condense in a microscopic layer on all surfaces they reach. The corrosion-inhibiting layer is maintained as long as the metal product to be protected remains within the ZERUST package. Electron scanning further shows that once the contents are removed from the ZERUST package, the VCI layer is eliminated from the contents’ surfaces within two hours, leaving a clean, dry and corrosion-free product.

This mechanism of corrosion protection enables the Company’s customers to package and ship metal parts so that they arrive ready for use. Furthermore, by eliminating costly greasing and degreasing processes and/or significantly reducing the use of oils to inhibit corrosion, the Company’s ZERUST VCI technology provides its customers significant savings in labor, material and capital expenditures for equipment to apply, remove and dispose of oil and grease, as well as the attendant environmental problems, as compared to traditional methods of corrosion prevention.

In 1980, the Company developed a means of combining ZERUST VCI systems with polyethylene and polypropylene resins. The Company was granted a U.S. patent on this process in September 1981, which expired in fiscal 2000. Combining ZERUST VCI systems with polyethylene and polypropylene resins permitted the Company to introduce to United States industry a line of flexible packaging products in the form of low and high density polyethylene bags and shroud film, stretch, shrink, skin and bubble cushioning film, woven scrim and foam sheeting thereby giving packaging engineers an opportunity to ship and store ferrous, nonferrous and mixed multi-metal products in a clean, dry and corrosion-free condition, with an attendant overall savings in total packaging cost.

The Company has expanded its ZERUST product line to include a range of rigid plastic products in the form of profile and corrugated board, thermoformed dunnage trays and bins, injection and blow molded products and flat netting. The Company also has developed additives in liquid form to imbue corrugated cardboard, solid fiber and chipboard packaging materials with VCI corrosion protection properties. Additionally, the Company provides surface treatment liquids, which are oil or water based, marketed under the AXXA brand name.

Manufacturing

The Company produces its proprietary materials science based industrial packaging formulations and products at its facility in Lino Lakes, Minnesota. The Company’s materials science based industrial packaging end products include flexible and rigid packaging systems and other products that are produced according to customer specification by selected contractors who are supplied with the necessary active ingredients by the Company, under a trade secrecy agreement and/or a license agreement.

The Company is ISO 9001 certified with respect to the manufacturing of its products. The Company voluntarily became ISO 14000 certified as of August 2001 with respect to environmental management standards. The Company believes that the process of ISO 9001 certification serves as an excellent total quality management tool, enabling the Company to provide consistency and excellence in its products. The Company believes that the process of ISO 14000 certification serves as an excellent tool for the Company to continuously improve its environmental performance. Also, because potential customers may prefer or require manufacturers to have achieved ISO certification, such ISO certifications may provide the Company with certain competitive advantages.

Sales and Marketing

In the United States, the Company markets its products principally to industrial users by a direct sales force and through a network of independent distributors and manufacturer’s sales representatives. The Company’s technical service representatives work directly with the end users of the Company’s products to analyze their specific needs and develop systems to meet their technical requirements.

Internationally, the Company has entered into several joint venture and similar arrangements with foreign partners (either directly or through NTI ASEAN, LLC). Pursuant to these arrangements, the Company and/or Excor, the Company’s corporate joint venture in Germany, supply certain proprietary formulations to the Company’s foreign joint venture entities, which, in turn, provide for the international manufacture and marketing of ZERUST and others finished products. The Company receives fees for providing technical support and marketing assistance to its joint ventures in accordance with the terms of the joint venture arrangements.

Competition

The Company is aware of other organizations that manufacture and market corrosion inhibiting packaging products, which compete with the Company’s ZERUST products. The Company evaluates competing products on an ongoing basis.

Some of the Company’s competitors are established companies that may have financial and other resources greater than those of the Company. Additionally, some of these companies may have achieved significant market acceptance of their competing products and brand recognition. The Company competes with such companies by providing high quality products and by attempting to provide the highest level of customer service, including real time direct technical support and applications engineering.

Customers

One of the Company’s customers accounted for approximately 15% and 13% of the Company’s net sales for the fiscal years ended August 31, 2004 and 2003 respectively, and $119,468 and $219,054 of the Company’s receivables at August 31, 2004 and 2003, respectively.

Research and Development

The Company’s research and development activities are directed at improving existing products, developing new products and improving quality assurance through improved testing of the Company’s products. In 1997, the Company’s joint venture in Germany, Excor, established a wholly owned subsidiary, Excor Korrosionsforschung GmbH, to conduct research into new fields of materials science based industrial packaging and the applications engineering of such products in conjunction with the Company’s domestic research and development operation. Today, the Company’s internal research and development activities are conducted at its facilities located in Lino Lakes, Minnesota; Beachwood, Ohio, Dresden, Germany, and various international locations under the direction of internationally known scientists and research institutes under exclusive contract to the Company with respect to the subject of their respective research efforts. The conduct of the Company’s research and development activities outside Minnesota, Ohio and Germany, as with the results of the Company’s research and development efforts conducted with the support of Michigan State University and the University of Missouri, frequently results in development of intellectual property rights for the Company. The Company spent $1,670,014 in fiscal 2004 and $897,920 in fiscal 2003 in connection with its research and development activities.

Intellectual Property Rights

The Company’s success depends and will continue to depend in part upon its ability to maintain patent and trademark protection for its products and processes, to preserve its proprietary information and trade secrets and to operate without infringing the proprietary rights of third parties. The Company’s policy is to attempt to protect its technology by, among other things, filing patent applications and trademark applications and vigorously preserving the trade secrets covering its technology and other intellectual property rights.

In 1979, the Company developed and filed for a U.S. patent on the first Volatile Corrosion Inhibiting (“VCI”) Chemistry and Technology to be incorporated in polyolefin industrial packing material in the world. The U.S. patent granted under this patent application became the single most important intellectual property right in the Company’s history, and despite the lack of international patent protection, the Company believes it proved to be the basis for the development of the Company’s federation of international joint venture partners worldwide. This patent expired in 2000 and due to inadequate funds and resources and the uncertainty as to the viability and market acceptance of the VCI Technology, the Company never pursued international protection of this patent. The Company has since filed for nine letters patent in the U.S. covering various corrosion inhibiting technologies, systems and applications. These patent applications have all been extended to the countries of the Patent Cooperation Treaty of relevance to the Company. In addition, the Company’s joint venture partner in Germany, Excor, has also filed three patent applications for proprietary new VCI Technology, to which the Company and its other joint venture partners in the rest of the world will have equal rights. The Company is also seeking additional patent protection covering various host materials into which its VCI Technology and other protective features can be incorporated and proprietary new process technologies and chemical formulations outside the area of corrosion protection.

In addition to developing a clear and precise patent protection strategy, the Company has also vigorously pursued an equally clear strategy of seeking and defending the Company’s major trademarks in the U.S., both Western and Eastern Europe, and Asia primarily. The Company owns the following U.S. registered trademarks: ZERUST, COR TAB, Defectoscopy, Komanit, NTI and globe design logo, The Color Yellow, Zerust, NTIC—Globe Design, Plastabs, The Zerust People, Excor. The ZERUST mark has also been registered in the European Union and various other Asian and South American countries.

The Company requires its employees, consultants and advisors having access to its confidential information, including trade secrets, to execute confidentiality agreements upon commencement of their employment or consulting relationships with the Company. These agreements generally provide that all confidential information the Company develops or makes known to the individual during the course of the individual’s employment or consulting relationship with the Company must be kept confidential by the individual and not disclosed to any third parties. The Company also requires all of its employees and consultants who perform research and development for the Company to execute agreements that generally provide that all inventions developed by these individuals during their employment by the Company will fall under the Company’s proprietary intellectual property rights.

Backlog

The Company had order backlog as of August 31, 2004 of $224,000 compared to $220,000 at August 31, 2003. These are orders that are held by the Company pending release instructions from the customers to be used in just-in-time production. Customers generally place orders on an “as needed” basis and expect delivery within a relatively short period of time.

Availability of Raw Materials

The Company does not carry excess quantities of raw materials or purchased parts because of widespread availability for such materials and parts from various suppliers.

Employees

As of August 31, 2004, the Company had 46 full-time direct employees located in the United States, consisting of 17 in administration, 12 in sales and marketing, 12 in research and development and lab, four in production and one person responsible for international coordination. There are no unions representing the Company’s employees and the Company believes that its relations with employees are good.

Forward-Looking Statements

This Annual Report on Form 10-KSB contains or incorporates by reference not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In addition, the Company or others on the Company’s behalf may make forward-looking statements from time to time in oral presentations, including telephone conferences, in press releases or reports, on the Company’s Internet web site or otherwise. Statements that are not historical are forward-looking and reflect expectations and assumptions. The Company tries to identify forward-looking statements in this Report and elsewhere by using words such as “may,” “will,” “should,” “expects,” “anticipates,” “contemplates,” “estimates,” “believes,” “plans,” “projected,” “predicts,” “potential” or “continue” or the negative of these or similar terms.

Forward-looking statements involve risks and uncertainties. These uncertainties include factors that affect all businesses as well as matters specific to NTIC. The Company cautions readers not to place undue reliance on any forward-looking statement that speaks only as of the date made and to recognize that forward-looking statements are predictions of future results, which may not occur as anticipated. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described below, as well as others that the Company may consider immaterial or does not anticipate at this time. The following risks and uncertainties are not exclusive and further information concerning the Company and its business, including factors that potentially could materially affect its financial results or condition, may emerge from time to time. The Company assumes no obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. The Company advises you, however, to consult any further disclosures it may make on related subjects in its quarterly reports on Form 10-QSB and current reports on Form 8-K it files with or furnishes to the Securities and Exchange Commission.

In addition to the influences identified elsewhere in this Report, there are several important factors that could cause the Company’s actual results to differ materially from those anticipated by the Company or which are reflected in any forward-looking statements of the Company. Such factors, which may impact the success of the Company’s operations and its ability to achieve its goals, include the following:

(1)	The Company’s ability to make investments in existing and future joint ventures to generate a positive rate of return and demonstrate a pattern of growth consistent with past and current performance;

(2)	The Company’s ability to continue to enter into international markets in a timely fashion;

(3)	The Company’s ability to maintain gross margins at a level consistent with the technological advantages of its proprietary products; and

(4)	The Company’s ability to protect its intellectual property rights.

(5)	The Company’s ability to introduce new technology to new and existing markets.

Item 2.    DESCRIPTION OF PROPERTY

The Company’s principal executive offices, production facilities and domestic research and development operations are located at 6680 North Highway 49, Lino Lakes, Minnesota 55014. The Company owns approximately 3.5 acres at this site and the three buildings located on this property. The main building, consisting of approximately 15,300 square feet, is used for office space, production, research and development and shipping and receiving. A second building of approximately 7,200 square feet and a third building of approximately 4,800 square feet are used for warehouse space. In 2002, the Company sold a 10-acre parcel of land and a warehouse of approximately 18,000 square feet located in Forest Lake, Minnesota, approximately six miles from the Company’s current offices in Lino Lakes, Minnesota.

In fiscal 1999, a subsidiary of the Company, NTI Facilities, Inc., acquired a one-third ownership of Omni-Northern Ltd., an Ohio limited liability company, in contemplation of NTI Facilities, Inc. entering into a lease agreement with Omni-Northern Ltd. for approximately 50% of the net rental space in a building owned by Omni-Northern Ltd. Omni-Northern Ltd. owns and operates a rental property located at 23205 Mercantile Road, Beachwood, Ohio, comprising approximately two acres of land and a building of approximately 34,000 square feet. The property has an approximate value of $2,205,000, based upon the cash-to-mortgage acquisition price of the property paid in fiscal 2000. The Company has guaranteed up to $329,082 of the Omni-Northern Ltd.’s $1,970,552 mortgage obligation with National City Bank, Cleveland, Ohio. NTI Facilities, Inc. entered into a 15-year lease agreement with Omni-Northern Ltd. for approximately 17,000 square feet of office, manufacturing, laboratory and warehouse space, requiring monthly rental payments of $17,500, which are adjusted annually according to the annual consumer price index through November 2014. By its ownership in Omni-Northern Ltd., NTI Facilities Inc. is entitled to one-third of the operating results of Omni-Northern Ltd. Omni-Northern has leased the remaining 50% of the net rental space to other third parties.

Item 3.	LEGAL PROCEEDINGS.

The Company is involved in various legal actions arising in the normal course of business. Management is of the opinion that any judgment or settlement resulting from pending or threatened litigation would not have a material adverse effect on the financial position or results of operations of the Company.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

Item 4A.	EXECUTIVE OFFICERS OF REGISTRANT.

The executive officers of the Company, their ages and the offices held, as of November 22, 2004, are as follows:

Name	Age	Position in the Company
Philip M. Lynch	68	Chairman of the Board and Chief Executive Officer
G. Patrick Lynch	37	President of North American Operations
Dr. Donald A. Kubik	64	Vice Chairman of the Board and Chief Technology Officer
Matthew C. Wolsfeld	30	Chief Financial Officer and Corporate Secretary
Dr. Mehmet A. Gencer	52	President and Chief Operating Officer

Mr. Philip M. Lynch has been Chief Executive Officer and Chairman of the Board of the Company since 1979 and has also been the Executive Vice President of Inter Alia Holding Company, a financial and management consulting firm, for more than six years. Mr. Lynch is also a member of the Board of Directors of EDR Inc. in Cleveland, Ohio. Mr. Philip M. Lynch is the father of G. Patrick Lynch.

Mr. G. Patrick Lynch, an employee of the Company since 1995, has been President of North American Operations since May 2004 and was appointed a director of the Company in February 2004. Mr. G. Patrick Lynch was President and Co-Chief Executive Officer, Vice President of Strategic Planning, Corporate Secretary and a member of the Executive Committee from November 1999 to May 2004. Mr. G. Patrick Lynch is also an officer and director of Inter Alia Holding Company. Prior to joining the Company, Mr. G. Patrick Lynch held positions in sales management for Fuji Electric Co., Ltd. in Tokyo, Japan, and programming project management for BMW AG in Munich, Germany. Mr. G. Patrick Lynch received an M.B.A. degree from the University of Michigan Business School in Ann Arbor, Michigan. Mr. G. Patrick Lynch is the son of Mr. Philip M. Lynch.

Dr. Donald A. Kubik has been employed by the Company since 1978 and was named Vice Chairman in September 1999. Dr. Kubik served as Vice President of the Company from 1979 to September 1999 at which time Dr. Kubik was appointed Vice Chairman. Additionally he served as Co-Chief Executive Officer of the Company from September 1999 to May 2000. In May 2000, Dr. Kubik was made Chief Technology Officer of the Company and is a member of the Executive Committee. During his employment as Chief Technology Officer with the Company, Dr. Kubik has been responsible for developing the patent that led to the Company’s introduction of protective plastic film and paper products incorporating volatile corrosion inhibitors. Prior to joining the Company, Dr. Kubik held a research and development position with Minnesota Mining & Manufacturing (3M).

Mr. Matthew C. Wolsfeld, an employee of the Company since February 2001, has been the Company’s Chief Financial Officer since November 2001 and Corporate Secretary since November 2004. Mr. Wolsfeld was Controller of the Company from May 2001 through November 2001. Prior to joining the Company, Mr. Wolsfeld held an auditing position with PricewaterhouseCoopers LLP in Minneapolis, Minnesota from 1997 to 2001. Mr. Wolsfeld received a B.A. degree in Accounting from the University of Notre Dame and received his M.B.A. degree at the University of Minnesota, Carlson School of Business. Mr. Wolsfeld is a Certified Public Accountant.

Dr. Mehmet A. Gencer has been President and Chief Operating Officer since November 2004. Previously, he provided consulting services to the Company since May 2000. Atagencer LLC, a limited liability corporation that is principally owned by Dr. Gencer, maintains a 25% ownership interest in the Company’s corporate joint venture located in Turkey. Dr. Gencer has been the President and founder of IMET Corporation, Akron, Ohio since 1997. Dr. Gencer was with BF Goodrich Company from 1984 through 1999. While with BF Goodrich Co. he held the positions of Director of Emerging Technologies, Associate Director of Technology and New Business Development, Senior R&D Manager, Environmental Technology Research Manager and Biotechnology Group Senior R&D Engineer. Dr. Gencer obtained his Doctor of Philosophy in Chemical Engineering from Drexel University, Masters of Science in Chemical Engineering from University of Pennsylvania, and Bachelor of Science in Chemical Engineering from Ege University in Turkey.

Officers of the Company, their ages and the offices held, as of November 22, 2004, are as follows:

Name	Age	Position in the Company
Irina V. Roytman	39	Vice President and Worldwide Coordinator
Prof. Efim Ya. Lyublinski	67	Vice President and Director of Applications Engineering
Dr. Yelena L. Shanina	56	Vice President and Director of Technical Coordination
Gerhard Hahn	60	Vice President of European Strategy
Ronnie Do A Singh	37	Vice President of International Technical Service

Ms. Irina V. Roytman has been employed by the Company since September 1994 serving in a variety of capacities in the area of international business development. She has been Vice President and Worldwide Coordinator since July 2000 and was in various administrative functions with the Company from 1997 to 2000. Ms. Roytman holds B.S. in engineering from the Technical University of St. Petersburg in Russia.

Prof. Efim Ya. Lyublinski has been employed by the Company since March 2000 in the position of Vice President, Director of New Technologies and Applications Engineering. Prof. Lyublinski is a Member of the Russian Academy of Natural Sciences and NACE International the Corrosion Society. From 1984 to 1999 Prof. Lyublinski was Head of Laboratory of Complex Methods of Corrosion Protection at the Central Research Institute of Structural Materials (“Prometey”), St. Petersburg, Russia. Prof. Lyublinski also held a Senior Consulting Position with Osmos Technology, Boston, Massachusetts from 1995 to 1999. Prof. Lyublinski holds 18 patents, is responsible for 64 inventions and has authored 14 books, 148 articles and lectured at more than 100 symposiums, conferences and congresses in the areas of materials science and corrosion. Prof. Lyublinski received the following Awards: in 1997, gold medal of the International Exhibition of Patents in Brussels (Belgium). From 1975 to 1986—three gold, three silver and one bronze medal from the Exhibitions of the Achievements of Russian National Economy.

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

Mr. Gerhard Hahn serves as Vice President of European Strategy, a position he has held since 2004. Mr. Hahn has been employed as General Manager by Knuppel KG, a German packaging firm, since 1966. Mr. Hahn has also been employed by Excor Korrosionsschutz-Technologien and Produkte GmbH (the Company’s German joint venture) since 1991.

Mr. Ronnie Do A Singh serves as Vice President of International Technical Service, a position he has held since September 1, 2004. Mr. Singh has been, a Brazilian citizen, has been an employee of the Company since February 2001. Prior joining the Company, Mr. Singh held positions in sales management for Nortap Inibidores de Corrosão Ltda. and NTI-Brazil Ltda. in São Paulo, Brazil. In 1999, Mr. Singh was named Sales Manager at NTI-Brazil, where he currently serves as a joint-venture partner. He has been Vice President and Technical Support Director since September 2004. Mr. Ronnie Singh holds a degree in Engineering, with a specialty in mechanical, from the University of São Paulo (Brazil), a specialization in Industrial Administration from Fundação Vanzoline at University of São Paulo (Brazil), and a M.B.A. at Case Western Reserve University, Weatherhead School of Business.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND REGISTRANT PURCHASES OF EQUITY SECURITIES

Market Information

Effective September 10, 1993, the Company’s common stock commenced trading on, and continues to trade on, the American Stock Exchange under the symbol NTI. The following table sets forth the high and low sales prices for the Company’s common stock, as reported by the American Stock Exchange, for the fiscal quarters indicated:

	High	Low
2004:
Fourth fiscal quarter	$5.35	$4.50
Third fiscal quarter	5.75	4.45
Second fiscal quarter	5.90	4.80
First fiscal quarter	5.68	4.80
2003:
Fourth fiscal quarter	$5.80	$4.65
Third fiscal quarter	6.46	3.32
Second fiscal quarter	4.35	3.20
First fiscal quarter	3.45	2.95

Dividends

The Company declared common stock cash dividends to shareholders of record on the dates as follows:

Dividend per Share
December 4, 2002	$0.085
December 3, 2003	$0.050
December 3, 2004	$0.070

The Company’s Board of Directors will continue to consider the payment of dividends annually, based on the Company’s net income and operating cash requirements.

Number of Record Holders

As of August 31, 2004, there are approximately 340 record holders of the Company’s common stock.

Purchases of Equity Securities

There were no purchases of Company common stock by the Company during fourth quarter of fiscal 2004.

Item 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

The Company manufactures, markets and sells primarily rust and corrosion protection products and custom packaging systems for avionics, automotive, electronics, electrical, mechanical and military applications, sold under the brand name ZERUST® and Excor. The Company also offers direct, on-site technical support on rust and corrosion issues. In North America, the Company markets its technical service and Zerust® products principally to industrial users by a direct sales force and through a network of distributors and sales representatives. The Company’s technical service representatives work directly with the end users of the Company’s products to analyze their specific needs and develop systems to meet their technical requirements.

The Company participates, either directly or indirectly through holding companies, in 29 corporate joint venture arrangements in Asia, Europe and South America. Each of these joint ventures manufactures, markets and sells finished products generally in the country in which it is located. The Company’s joint venture arrangements allow the Company to market and sell its products internationally through the marketing efforts of its joint venture partners without the Company having to develop its own international sales force. The Company’s joint venture partners are knowledgeable in the applicable environmental, labor, tax and other requisite regulations and laws of the respective foreign countries in which they operate, as well as the local customs and business practices, and have a vested interest in making each joint venture a success. While most of the Company’s joint ventures sell rust and corrosion protection products and custom packaging systems, some of the joint ventures manufacture, market and sell bio-based additives with both industrial and personal care applications and electronic sensing instruments.

The Company’s North American net sales increased 30.7% during fiscal 2004 as compared to fiscal 2003 primarily as a result of an increase in volume of rust and corrosion protection products and custom packaging systems sold to new and existing customers in North America. The increase in demand was due to an increased allocation of resources dedicated to the sales efforts and an upturn in the industrial sector that the Company serves. Although cost of sales as a percentage of net sales increased to 48.4% in fiscal 2004 as compared to 47.5% in fiscal 2003, each of the Company’s selling expenses, general and administrative expenses and lab and technical support expenses as a percentage of the Company’s net sales decreased in fiscal 2004 as compared to fiscal 2003.

Total net sales of all of the Company’s joint ventures increased 27% to $47,148,266 during fiscal 2004 as compared to $37,233,712 during fiscal 2003. The Company receives fees for technical and other support services to its joint ventures based on the revenues of the individual joint ventures. The Company recognized increased fee income for such technical and support services in fiscal 2004 as compared to fiscal 2003 as a result of the increase in total revenues from the joint ventures. The Company incurs direct expenses related to its corporate joint ventures and holding companies. Such expenses including consulting, travel, technical and marketing services to existing joint ventures, legal fees incurred in the establishment of new joint ventures, registration and promotion and legal defense of worldwide trademarks, and legal fees incurred in the filing of patent applications. The Company incurred increased direct joint venture expenses in fiscal 2004 as compared to fiscal 2003 primarily as a result of increases in management and coordinator salaries, legal expenses and external consulting services.

The Company balance sheet remains strong. The Company’s working capital was $3,492,738 at August 31, 2004, including $497,487 in cash and cash equivalents. The Company entered into a $500,000 revolving credit facility in August 2004, but did not have any outstanding debt under this facility or otherwise as of August 31, 2004. The Company has paid a cash dividend to shareholders for 14 of the last 15 years. The Company expects to meet future liquidity requirements by using its existing cash and cash equivalents combined with cash flows from future operations and distributions of earnings and technical assistance fees to the Company from its joint venture investments.

Results of Operations
Fiscal Year 2004 Compared to Fiscal Year 2003

The following table sets forth our results of operations for fiscal 2004 and fiscal 2003.

	Fiscal 2004	% of Net Sales	Fiscal 2003	% of Net Sales	$ Change	% Change
Net sales	$10,915,676	100.0%	$8,353,875	100.0%	$2,561,801	30.7%
Cost of sales	$5,280,420	48.4%	$3,970,073	47.5%	$1,310,347	33.0%
Selling expenses	$2,096,543	19.2%	$1,825,970	21.9%	$270,572	14.8%
General and administrative expenses	$2,459,503	22.5%	$2,327,684	27.9%	$131,819	5.7%
Lab and technical support expenses	$663,346	6.1%	$897,920	10.8%	$234,574	26.1%

Net Sales and Cost of Sales.  The Company’s net sales originating in the United States increased during fiscal 2004 as compared to fiscal 2003 primarily as a result of an increase in the volume of materials science based industrial packaging products sold to new and existing customers in North America. The increase in demand was due to an increased allocation of resources dedicated to the sales efforts and an upturn in the industrial sector that the Company serves.

Cost of sales increased as a percentage of net sales in fiscal 2004 as compared to fiscal 2003 primarily as a result of an increase in the market price for certain raw materials used in the Company’s products.

Selling Expenses.  The Company’s selling expenses increased during fiscal 2004 as compared to fiscal 2003 primarily as a result of a combination of increases in salaries and commissions to salespeople and commissions and retainers to manufacturer’s representatives totaling $410,000 and marketing expense of $23,000, which were partially offset by decreases in travel and entertainment related expenses for sales personnel of approximately $56,000 and decreases in administrative expenses of $105,000. Selling expenses as a percentage of net sales decreased in fiscal 2004 as compared to fiscal 2003 primarily as a result of the increase in net sales.

General and Administrative Expenses.  The Company’s general and administrative expenses increased during fiscal 2004 as compared to fiscal 2003 primarily as a result of increases in salaries of $100,000, auditing and tax fees of $42,000 and administrative expenses of $98,000, offset by decreases in legal fees of $173,000. As a percentage of net sales, general and administrative expenses decreased as compared to fiscal 2003 primarily as a result of the increase in sales.

Lab and Technical Support Expenses.  The Company’s lab and technical support expenses decreased during fiscal 2004 as compared to fiscal 2003 primarily as a result of decreases in salary expense and technical consulting expense totaling $287,000 and $130,000, respectively. This is due to a number of employees being realigned from lab and technical support to corporate joint venture support. These decreases are partially offset by increases in lab supplies of $45,000, travel of $90,000 and $30,000 in depreciation and amortization. As a percentage of net sales, lab and technical support expenses decreased in fiscal 2004 as compared to fiscal 2003 primarily as a result of the increase in net sales.

International Corporate Joint Ventures and Holding Companies.  The Company continues its business program of establishing corporate joint venture arrangements in international markets directly, or indirectly through NTI ASEAN, LLC (“NTI ASEAN”). The Company maintains a 50% ownership interest in NTI ASEAN, with the remaining 50% ownership interest owned by Taiyo Petroleum Gas Co. Ltd., which also owns the other 50% ownership interest in the Company’s corporate joint venture located in Japan.

The Company and/or an existing corporate joint venture manufactures and supplies proprietary ingredients, which make the finished products functional and enable manufacturing of the finished products to take place in the foreign countries. The Company’s corporate joint ventures then market the finished products in their respective territories, and the Company’s corporate joint ventures’ profits are shared by the respective corporate joint venture shareholders in accordance with their respective ownership percentages of the joint venture entity.

The Company’s corporate joint venture net sales were as follows:

	2004	2003
Industrial chemical	$45,690,830	$35,735,831
Non-industrial chemical	1,118,133	1,245,373
Business consulting	339,303	252,508
Total	$47,148,266	$37,233,712

The Company receives fees for technical and other support to the Company’s corporate joint ventures based on the revenues of the individual corporate joint ventures. The Company recognized fee income for such support in the amounts of $3,621,353 and $2,601,634 for fiscal 2004 and fiscal 2003, respectively. The increase in fees for technical and other support to its corporate joint ventures was due to the significant increase in revenues from the corporate joint ventures as a whole.

The Company sponsors a worldwide corporate joint venture conference approximately every three to four years in which all of its corporate joint ventures are invited to participate. The Company defers a portion of its royalty income received from its corporate joint ventures in each accounting period leading up to the next conference, reflecting that the Company has not fully earned the royalty payments received during that period. The next corporate joint venture conference is scheduled to be held in September 2005. There was $216,275 of deferred royalty income recorded within other accrued liabilities at August 31, 2004, related to this conference. The deferred income is expected to be completely recognized as income in fiscal 2005 as expenses are incurred when the conference is held. Expenses incurred in fiscal 2004 were $130,000 related to the conference in fiscal 2005. The costs associated with these joint venture conferences are recognized as incurred, generally in the period in which the conference is held and immediately before.

The Company incurred direct expenses related to its corporate joint ventures and the holding companies of $4,038,678 in fiscal 2004 and $2,551,730 in fiscal 2003. These expenses include: consulting, travel, technical and marketing services to existing joint ventures, legal fees regarding the establishment of new joint ventures, registration and promotion and legal defense of worldwide trademarks and legal fees incurred in the filing of patent applications for new technologies to which the Company acquired certain rights. Increases in fiscal 2004 compared to 2003 are attributable to increases in management and coordinator salaries of $1,006,000, legal expense of $297,000 and external consulting services of $137,000.

Interest Income.  The Company’s interest income decreased to $63,734 in fiscal 2004 from $101,497 in fiscal 2003 primarily as a result of lower average cash balances.

Income Before Income Taxes.  Income before income taxes increased $802,588 to $1,225,315 in fiscal 2004, compared to the income before income taxes of $422,727 in fiscal 2003, a net increase of 189.9%.

Income Taxes.  The Company’s effective income tax expense rate was a tax expense of 15.8% of pre-tax net income for fiscal 2004 compared to a tax benefit of 20.1% for fiscal year 2003. The Company’s annual effective income tax rate for fiscal 2003 and fiscal 2004 was lower than the statutory rate primarily due to the Company’s equity in income of its corporate joint ventures and holding companies being recognized based on after-tax earnings of these entities. Foreign earnings are taxed based at an effective rate ranging from no tax withheld to 22% on a country by country basis. To the extent joint ventures’ undistributed earnings are distributed to the Company, it does not result in any material additional income tax liability after the application of foreign tax credits.

Fiscal Year 2003 Compared to Fiscal Year 2002

	Fiscal 2003	% of Net Sales	Fiscal 2002	% of Net Sales	$ Change	% Change
Net sales	$8,353,875	100.0%	$7,594,383	100.0%	$759,492	10.0%
Cost of sales	$3,970,073	47.5%	$3,589,172	47.3%	$380,901	10.7%
Selling expenses	$1,825,970	21.9%	$1,467,527	19.3%	$358,443	24.4%
General and administrative expenses	$2,327,684	27.9%	$1,965,657	25.9%	$362,027	18.4%
Lab and technical support expenses	$897,920	10.8%	$805,796	10.6%	$92,124	11.4%

Net Sales and Cost of Sales.  The Company’s net sales originating in the United States increased during fiscal 2003 as compared to fiscal 2002 primarily as a result of an increase in the volume of products sold to new and existing customers in North America. The increase in demand was due to an increased allocation of resources dedicated to the sales efforts and an upturn in the industrial sector that the Company serves. One customer accounted for approximately 13% and 12% of net sales and $219,054 and $106,997 of receivables for fiscal 2003 and fiscal 2002, respectively.

Cost of sales increased as a percentage of net sales to 47.5% in fiscal 2003 from 47.3% in fiscal 2002. The increase in the cost of net sales percentage was attributable to the increase in the market price for certain raw materials used in the Company’s products.

Selling Expenses.  The Company’s selling expenses increased during fiscal 2003 as compared to fiscal 2002 primarily as a result of a combination of increases in salaries and commissions to salespeople and commissions and retainers to manufacturer’s representatives totaling $279,000 and travel and entertainment related expenses for sales personnel of approximately $90,000, which were partially offset by decreases in sales consulting of approximately $136,000. Selling expenses as a percentage of net sales increased in fiscal 2003 as compared to fiscal 2002 primarily as a result of the increased expenditures to build a sales network in North America.

General and Administrative Expenses.  The Company’s general and administrative expenses increased during fiscal 2003 as compared to fiscal 2002 primarily as a result of increases in salaries of $292,000, legal and court costs of $37,000, education expense of $41,000, directors expenses of $30,000 and group insurance of $29,000, offset by decreases in depreciation expense of $34,000 and general office expense of $39,000. As a percentage of net sales, general and administrative expenses increased in fiscal 2003 as compared to fiscal 2002 primarily as a result of the increased administrative expenses associated with building a sales network in North America.

Research, Engineering, and Technical Support Expenses.  The Company’s research, engineering, and technical support expenses increased during fiscal 2003 as compared to fiscal 2002 primarily as a result of an increase of approximately $70,000 in salary expense related to hiring additional people in technical support and an increase of approximately $19,000 related to depreciation expense. As a result of the Company’s international research and development activities, certain proprietary rights to new technology have been added to the Company. As a percentage of net sales, research, engineering and technical support expenses increased in fiscal 2003 as compared to fiscal 2002 due to the increased level of spending.

International Corporate Joint Ventures and Holding Companies.  The Company continues its business program of establishing corporate joint venture arrangements in international markets directly, or indirectly through NTI ASEAN, LLC. The Company maintains a 50% ownership interest in NTI ASEAN, with the remaining 50% ownership interest owned by Taiyo Petroleum Gas Co. Ltd., which also owns the other 50% ownership interest in the Company’s corporate joint venture located in Japan.

The Company and/or an existing corporate joint venture manufactures and supplies proprietary ingredients, which make the finished products functional and enable manufacturing of the finished products to take place in the foreign countries. The corporate joint ventures then market the finished products in their respective territories, and the corporate joint ventures’ profits are shared by the respective corporate joint venture shareholders in accordance with ownership percentages of the joint venture entity.

The Company’s corporate joint venture net sales were as follows:

	2003	2002
Industrial chemical	$35,735,831	$27,004,271
Non-industrial chemical	1,245,373	1,023,343
Business consulting	252,508	256,769
Total	$37,233,712	$28,284,383

The Company receives fees for technical and other support to its corporate joint ventures based on the revenues of the individual corporate joint ventures. The Company recognized fee income for such support in the amounts of $2,601,634 and $2,131,513 for fiscal 2003 and fiscal 2002, respectively. The increase in fees for technical and other support to the Company’s corporate joint ventures was due to the increase in revenues from its corporate joint ventures as a whole.

The Company sponsors a worldwide corporate joint venture conference every three years in which all of its corporate joint ventures are invited to participate. The Company defers a portion of its royalty income received from its corporate joint ventures in each period leading up to the next conference, reflecting that the Company has not fully earned the royalty payments received during that period. The next corporate joint venture conference is scheduled to be held in 2004 and there was $225,000 and $103,200 of deferred royalty income recorded within other accrued liabilities at August 31, 2003 and 2002, respectively, related to this conference. The deferred income is expected to be recognized in fiscal 2005 when the conference is held. The costs associated with these joint venture conferences are recognized as incurred, generally in the period in which the conference is held.

The Company incurred direct expenses related to its corporate joint ventures and holding companies of $2,551,730 and $1,585,931 in fiscal 2003 and fiscal 2002, respectively. These expenses include: consulting, technical and marketing services to existing joint ventures, legal fees regarding the establishment of new joint ventures, registration and promotion and legal defense of worldwide trademarks and legal fees incurred in the filing of patent applications for new technologies to which the Company acquired certain rights.

The Company also had an investment in a European holding company, which was never utilized to invest in a company in Germany as originally intended. In fiscal 2002, the majority of the investment was returned to the original investors. In fiscal 2003, the remaining investment was converted into a new European joint venture in Holland.

Interest Income.  The Company’s interest income increased to $101,497 in fiscal 2003 from $90,310 in fiscal 2002 primarily as a result of higher average cash balances.

Income Before Income Taxes.  Income before income taxes decreased $989,449 to $422,727 in fiscal 2003, compared to the income before income taxes of $1,412,176 in fiscal 2002, a net decrease of 70.1%.

Income Taxes.  The Company’s effective income tax expense rate was 13.1% for fiscal 2002 and was a tax benefit of 20.1% of pre-tax net income for fiscal 2003. The Company’s annual effective income tax rate for fiscal 2002 and fiscal 2003 was lower than the statutory rate primarily due to the Company’s equity in income of its corporate joint ventures and holding companies being recognized based on after-tax earnings of these entities. To the extent joint ventures’ undistributed earnings are distributed to the Company, it does not result in any material additional income tax liability after the application of foreign tax credits.

Liquidity and Capital Resources

Sources of Cash and Working Capital.  At August 31, 2004, the Company’s working capital was $3,492,738, including $497,487 in cash and cash equivalents, compared to working capital of $4,760,183, including $283,326 in cash and cash equivalents and $1,643,939 in investments available for sale as of August 31, 2003. The investments available for sale were fully utilized during the fiscal year to make investments in and loans to various corporate joint ventures.

In August 2004, the Company obtained a $500,000 revolving credit facility with National City Bank, which expires on December 31, 2005. Outstanding amounts under the revolving credit facility bear interest at an annual rate based on LIBOR plus 2.25%. Amounts borrowed under the facility are secured by a lien on substantially all of the Company’s assets, excluding its corporate joint venture interests and intellectual property rights. No amounts were borrowed under this facility as of August 31, 2004. Significant financial covenants in the credit agreement include minimum fixed charge coverage of 1.0 to 1.0.

The Company expects to meet future liquidity requirements by utilizing its existing cash and cash equivalents combined with cash flows from future operations and distributions of earnings and technical assistance fees to the Company from its corporate joint venture investments.

Uses of Cash and Cash Flows.   Cash flows provided by (used in) operations for the fiscal year ended August 31, 2004 and August 31, 2003 were $32,013 and ($1,347,902), respectively. The net cash provided by operations for the fiscal year ended August 31, 2004 resulted principally from net income being partially offset by the noncash equity income of industrial chemical joint ventures, and uses of cash for increases in operating assets more than offsetting net increases in operating liabilities. During the fiscal year ended August 2003, the Company made a $445,469 deposit relating to a legal case involving potential trademark infringement against a competitor in Europe. The Company expects that the amount will be fully recoverable at the conclusion of the prosecution of the competitor. The net cash used in operations for the fiscal year ended August 31, 2003 resulted principally from net income and dividends received from corporate joint ventures being more than offset by the noncash equity income of industrial chemical joint ventures and uses of cash for increases in operating assets and reductions of operating liabilities.

Net cash provided by investing activities for the fiscal year ended August 31, 2004 was $565,502, which resulted from the sales of investments offset by investments in corporate joint ventures and additions to property and equipment and industrial patents. Net cash provided by investing activities for the fiscal year ended August 31, 2003 was $1,774,282, which resulted from the sale of investments and from the partial return of the Company’s original investment in holding companies partially offset by investments in international joint ventures, additions to patents and additions to property and equipment.

Net cash used in financing activities for the fiscal year ended August 31, 2004 was $383,354, which resulted primarily from the payment of dividends to shareholders and the repurchase of common stock. Net cash used in financing activities for the fiscal year ended August 31, 2003 was $373,328, which resulted from the repurchase of common stock and the payment of dividends to shareholders.

Capital Expenditures and Commitments.  The Company has no material capital lease commitments as of August 31, 2004; however, the Company’s subsidiary has entered into a 15-year lease agreement for approximately 16,994 square feet of office, manufacturing, laboratory and warehouse space requiring monthly payments of $17,500.53 which are adjusted annually according to the annual consumer price index through November 2014. The Company has no material commitments for capital expenditures. The Company has no postretirement benefit plan and does not anticipate establishing any postretirement benefit program.

Off-Balance Sheet Arrangements. The Company does not have relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance-sheet financial arrangements. As such, the Company is not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such arrangements.

In fiscal 1999, a subsidiary of the Company, NTI Facilities, Inc., acquired a one-third ownership of Omni-Northern Ltd., which owns and operates a rental property located at 23205 Mercantile Road, Beachwood, Ohio. The property has an approximate value of $2,205,000, based upon the cash-to-mortgage acquisition price of the property paid in fiscal 2000. The Company has guaranteed up to $329,082 of the Omni-Northern Ltd.’s $1,970,552 mortgage obligation with National City Bank, Cleveland, Ohio. The building is fully leased at present.

Inflation and Seasonality.  Inflation in the U.S. and abroad have historically has had little effect on the Company. The Company’s business is not historically seasonal.

Market Risk.  The Company is exposed to some market risk stemming from changes in foreign currency exchange rates, commodity prices and interest rates. The Company is exposed to foreign currency exchange rate risk arising from its investments in its foreign corporate joint ventures and holding companies since the Company’s fees for technical support and other services and dividend distributions from these foreign entities are paid in foreign currencies. The Company’s principal exchange rate exposure is with the Euro, the Japanese yen, Korean won and the English pound against the U.S. dollar. The Company does not hedge against its foreign currency exchange rate risk. Since the Company’s investments in its corporate joint ventures and holding companies are accounted for using the equity method, any changes in foreign currency exchange rates would be reflected as a foreign currency translation adjustment and would not change the equity in income of joint ventures and holding companies reflected in the consolidated statement of income. Some raw materials used in the Company’s products are exposed to commodity price changes. The primary commodity price exposures are with a variety of plastic resins. Although the Company’s revolving credit facility bears interest at a rate based on LIBOR and thus may subject the Company to some market risk on interest rates, no amounts were outstanding under this facility as of August 31, 2004.

Critical Accounting Policies

The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make not only estimates and judgments that affect the reported amounts of assets and liabilities and expenses, but also related disclosures. The Company bases the estimates on historical experience, knowledge of economic and market factors and various other assumptions that it believes to be reasonable under the circumstances. Actual results may differ materially from these estimates if the assumptions or conditions turn out to be incorrect. The Company believes the following critical accounting policies are affected by significant estimates, assumptions and judgments used in the preparation of its consolidated financial statements.

The consolidated financial statements include accounts of the Company and its wholly owned subsidiary. All significant intercompany transactions have been eliminated.

Sales Originating in North America — The Company considers sales originating in North America to be all sales shipped/invoiced from the Company’s facilities located in Minnesota and Ohio. There are no sales from the Company’s corporate joint ventures included in the Company’s net sales, as the Company’s investments in its corporate joint ventures are accounted for using the equity method.

Cash and Cash Equivalents — The Company includes as cash and cash equivalents highly liquid, short-term investments with maturity of three months or less when purchased, which are readily convertible into known amounts of cash. The Company maintains its cash in high quality financial institutions. The balances, at times, may exceed federally insured limits.

Investments Available for Sale — The Company accounts for securities available for sale in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS No. 115). SFAS No. 115 requires that available-for-sale securities be carried at fair value, with unrealized gains and losses reported as other comprehensive income within stockholders’ equity, net of applicable income taxes. Realized gains and losses and declines in value deemed to be other-than-temporary on available-for-sale securities are included in other income. Fair value of the securities is based upon the quoted market price on the last business day of the quarter or fiscal year. The cost basis for realized gains and losses on available-for-sale securities is determined on a specific identification basis. At August 31, 2004, the Company had no available-for-sale securities.

Accounts Receivable — The Company reviews customers’ credit history before extending unsecured credit and establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers and other information. Accounts receivable over 30 days are considered past due for most customers. The Company does not accrue interest on past due accounts receivable. If accounts receivable in excess of the provided allowance are determined uncollectible, they are charged to expense in the year that determination is made. Accounts receivable have been reduced by an allowance for uncollectible accounts of $11,563 at both August 31, 2004 and 2003.

Inventories — Inventories are recorded at the lower of cost (first-in, first-out basis) or market.

Property and Depreciation — Property and equipment are stated at cost. Depreciation is computed using the straight-line method based on the estimated service lives of the various assets as follows:

Buildings and improvements	5-20 years
Machinery and equipment	3-10 years

Investments in Corporate Joint Ventures — Investments in the Company’s corporate joint ventures are accounted for using the equity method. Intercompany profits on inventories held by the Company’s corporate joint ventures that were purchased from the Company have been eliminated based on the Company’s ownership percentage in each corporate joint venture.

Recoverability of Long-Lived Assets — The Company reviews its long-lived assets whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. The Company determines potential impairment by comparing the carrying value of the assets with expected net cash flows expected to be provided by operating activities of the business or related products. Should the sum of the expected undiscounted future net cash flows be less than the carrying value, the Company would determine whether an impairment loss should be recognized. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the asset. As of August 31, 2004, the Company did not consider any of its assets impaired.

Principles of Consolidation — The consolidated financial statements include the accounts of Northern Technologies International Corporation and its wholly owned subsidiary, NTI Facilities, Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Research and Development — The Company expenses all costs related to product research and development as incurred. The Company spent $1,670,014 in fiscal 2004 and $897,920 in fiscal 2003 in connection with its research and development activities.

Recently Issued Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. In December 2003, the FASB issued FIN 46R, Consolidation of Variable Interest Entities, a revision of FIN 46 which addresses consolidation by business enterprises where equity investors do not bear the residual economic risks and rewards. The provisions of FIN 46R are effective for interests in variable interest entities (VIE) as of the first interim, or annual, period ending after December 15, 2004 except for VIEs considered special-purpose entities in which the effective date is for periods ending after December 15, 2003. The Company is in the process of evaluating the impact this will have on its consolidated financial statements as the Company does not have any special-purpose entities.

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

Item 7.    FINANCIAL STATEMENTS.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following items are included herein:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee, Stockholders and Board of Directors of
Northern Technologies International Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheet of Northern Technologies International Corporation and Subsidiaries (the “Company”) as of August 31, 2004 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the year ended August 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at August 31, 2004, and the results of their operations and their cash flows for the year ended August 31, 2004, in conformity with the accounting principles generally accepted in the United States of America.

/s/ Virchow, Krause & Company, LLP
Minneapolis, Minnesota
October 29, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Northern Technologies International Corporation
Lino Lakes, Minnesota

We have audited the accompanying consolidated balance sheet of Northern Technologies International Corporation and Subsidiaries (the Company) as of August 31, 2003 and the related consolidated statements of income, stockholders’ equity, and cash flows for the years ended August 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Northern Technologies International Corporation and Subsidiaries at August 31, 2003 and the results of their operations and their cash flows for the years ended August 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
Minneapolis, Minnesota
December 11, 2003

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AUGUST 31, 2004 AND 2003

	August 31, 2004	August 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$497,487	$283,326
Investments, available-for-sale	—	1,643,939
Receivables:
Trade excluding corporate joint ventures, less allowance for doubtful accounts of $11,563 at August 31, 2004 and 2003	1,422,421	1,278,173
Trade corporate joint ventures	459,213	292,938
Technical and other services, corporate joint ventures	1,233,563	765,679
Income taxes	362,172	531,088
Inventories	1,072,440	971,499
Prepaid expenses	113,454	125,542
Deferred income taxes	276,000	12,000
Total current assets	5,436,750	5,904,184
PROPERTY AND EQUIPMENT, net	733,139	526,738
OTHER ASSETS:
Investments in corporate joint ventures:
Industrial chemical	7,292,930	5,920,644
Industrial non-chemical	284,592	232,277
Deferred income taxes	354,000	343,000
Notes receivable and foreign deposit	1,814,817	1,177,847
Note from employee	107,331	126,043
Industrial patents, net	588,631	317,166
Other	83,902	198,777
	10,526,203	8,315,754
	$16,696,092	$14,746,676
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$658,707	$538,520
Accrued liabilities:
Payroll and related benefits	861,711	165,326
Deferred joint venture royalties	216,275	225,175
Other	207,319	214,980
Total current liabilities	1,944,012	1,144,001
DEFERRED GROSS PROFIT	30,000	25,000
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, authorized 10,000 shares, none issued	—	—
Common stock, $0.02 par value per share; authorized 10,000,000 shares; issued and outstanding 3,581,992 and 3,626,192, respectively	71,640	72,524
Additional paid-in capital	4,105,584	4,191,964
Retained earnings	10,233,967	9,493,742
Accumulated other comprehensive income (loss)	310,889	(180,555)
Total stockholders’ equity	14,722,080	13,577,675
	$16,696,092	$14,746,676

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED AUGUST 31, 2004, 2003 AND 2002

	2004	2003	2002
NORTH AMERICAN OPERATIONS:
Sales	$10,915,676	$8,353,875	$7,594,383
Cost of goods sold	5,280,420	3,970,073	3,589,172
Gross profit	5,635,256	4,383,802	4,005,211
Operating expenses:
Selling	2,096,543	1,825,970	1,467,527
General and administrative	2,459,503	2,327,684	1,965,657
Lab and technical support	663,346	897,920	805,796
	5,219,392	5,051,574	4,238,980
NORTH AMERICAN OPERATING INCOME (LOSS)	415,864	(667,772)	(233,769)
CORPORATE JOINT VENTURES AND HOLDING COMPANIES:
Equity in income of industrial chemical corporate joint ventures and holding companies	1,170,875	1,069,170	1,035,053
Equity in loss of industrial non-chemical corporate joint ventures and holding companies	(1,583)	(105,072)	—
Equity in loss of business consulting corporate joint ventures	(6,250)	(25,000)	(25,000)
Fees for technical support and other services provided to corporate joint ventures	3,621,353	2,601,634	2,131,513
Expenses incurred in support of corporate joint ventures	(4,038,678)	(2,551,730)	(1,585,931)
INCOME (LOSS) FROM ALL CORPORATE JOINT VENTURES AND HOLDING COMPANIES	745,717	989,002	1,555,635
INTEREST INCOME	63,734	101,497	90,310
INCOME BEFORE INCOME TAX (BENEFIT) EXPENSE	1,225,315	422,727	1,412,176
INCOME TAX EXPENSE (BENEFIT)	189,000	(85,000)	185,000
NET INCOME	$1,036,315	$507,727	$1,227,176
NET INCOME PER COMMON SHARE:
Basic	$0.29	$0.14	$0.34
Diluted	$0.29	$0.14	$0.34
WEIGHTED AVERAGE COMMON SHARES
ASSUMED OUTSTANDING:
Basic	3,610,949	3,632,391	3,665,961
Diluted	3,612,777	3,636,679	3,665,961
DIVIDENDS PER COMMON SHARE	$0.05	$0.085	$—

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AUGUST 31, 2004, 2003 AND 2002

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Income) Loss	Total Stockholders’ Equity
BALANCE AT AUGUST 31, 2001	3,689,551	$73,791	$4,318,682	$8,199,866	$(727,257)	$11,865,082
Repurchase of common stock	(45,000)	(900)	(90,000)	(104,784)	—	(195,684)
Comprehensive income, 2002:
Foreign currency translation adj.		—	—	—	277,657	277,657
Net income		—	—	1,227,176	—	1,227,176
Comprehensive income, 2002						1,504,833
BALANCE AT AUGUST 31, 2002	3,644,551	72,891	4,228,682	9,322,258	(449,600)	13,174,231
Repurchase of common stock	(18,359)	(367)	(36,718)	(27,039)	—	(64,124)
Dividends on common stock — $.085 per share		—	—	(309,204)	—	(309,204)
Comprehensive income, 2003:
Foreign currency translation adj.		—	—	—	269,045	269,045
Net income		—	—	507,727	—	507,727
Comprehensive income, 2003						776,772
BALANCE AT AUGUST 31, 2003	3,626,192	72,524	4,191,964	9,493,742	(180,555)	13,577,675
Repurchase of common stock	(44,200)	(864)	(86,400)	(114,421)	—	(201,685)
Dividends on common stock — $.05 per share		—	—	(181,666)	—	(181,666)
Comprehensive income, 2004:
Foreign currency translation adj.		—	—		491,444	491,444
Net income			—	1,036,315	—	1,036,315
Comprehensive income, 2004						1,527,759
BALANCE AT AUGUST 31, 2004	3,581,992	$71,660	$4,105,564	$10,233,967	$310,889	$14,722,080

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED AUGUST 31, 2004, 2003 AND 2002

	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,036,315	$507,727	$1,227,176
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation expense	170,909	184,033	194,329
Amortization expense	29,633	7,537	3,768
Equity in (income) loss from corporate joint ventures:
Industrial chemical	(1,170,875)	(1,069,169)	(1,060,053)
Industrial non-chemical	1,583	105,072	—
Business consulting	6,250	25,000	25,000
Dividends received from corporate joint ventures	762,889	490,309	453,049
Deferred income taxes	(275,000)	85,000	20,000
Deferred gross profit	5,000	—	—
Deferred joint venture royalties	(8,900)	121,800	103,375
Gain on sale of equipment	(18,100)	(8,605)	(12,032)
Change in current assets and liabilities:
Receivables:
Trade excluding corporate joint ventures	(144,248)	(268,499)	(145,355)
Trade corporate joint ventures	(166,275)	(52,971)	(46,458)
Technical and other services receivables, corporate joint ventures	(467,884)	(140,385)	4,522
Income taxes	168,916	(469,163)	86,533
Inventories	(100,941)	(112,271)	54,683
Prepaid expenses and other	12,088	(40,175)	5,518
Notes receivable and foreign deposits	(636,970)	(927,561)	(47,583)
Employee note receivable	18,712	80,430	501
Accounts payable	120,187	46,418	251,993
Income taxes payable	—	—	173,126
Accrued liabilities	688,724	87,571	(219,988)
Net cash provided (used in) by operating activities	32,013	(1,347,902)	1,072,104
CASH FLOWS FROM INVESTING ACTIVITIES:
Sale (purchase) of investments available for sale	1,643,939	2,364,478	(4,008,417)
Proceeds from the sale of property and equipment	24,550	8,605	668,314
Investment in joint ventures:
Industrial chemical	(465,000)	(166,780)	(111,056)
Industrial non-chemical	(61,750)	(63,483)	—
Business consulting	(6,250)	(25,000)	(25,000)
Additions to property and equipment	(383,766)	(300,991)	(193,253)
Partial return of original investment in holding company	—	30,812	178,936
Investment in and note receivable from German corporation	—	—	(260,225)
Decrease (Increase) in other assets	114,875	64,364	(57,020)
Additions to industrial patents	(301,096)	(137,723)	(190,748)
Net cash provided by (used in) investing activities	565,502	1,774,282	(3,884,429)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividend paid to shareholders	(181,666)	(309,204)	—
Repurchase of common stock	(201,688)	(64,124)	(195,684)
Net cash used in financing activities	(383,354)	(373,328)	(195,684)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	214,161	53,052	(3,008,009)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	283,326	230,274	3,238,283
CASH AND CASH EQUIVALENTS AT END OF YEAR	$497,487	$283,326	$230,274

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED AUGUST 31, 2004, 2003, AND 2002

1.    NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Sales Originating in North America — Northern Technologies International Corporation and Subsidiaries (the Company) considers sales originating in North America to be all sales shipped/invoiced from the Company’s facilities located in Minnesota and Ohio. There are no sales from the Corporate Joint Ventures included in the amount as the Company’s investments in Corporate Joint Ventures are accounted for using the equity method. The Company manufactures, markets and sells primarily rust and corrosion protection products and custom packaging systems for avionics, automotive, electronics, electrical, mechanical and military applications, sold under the brand name ZERUST® and Excor.

Cash and Cash Equivalents — The Company includes as cash and cash equivalents highly liquid, short-term investments with maturity of three months or less when purchased, which are readily convertible into known amounts of cash. The Company maintains its cash in high quality financial institutions. The balances, at times, may exceed federally insured limits.

Investments Available for Sale — The Company accounts for securities available for sale in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS No. 115). SFAS No. 115 requires that available-for-sale securities be carried at fair value, with unrealized gains and losses reported as other comprehensive income within stockholders’ equity, net of applicable income taxes. Realized gains and losses and declines in value deemed to be other-than-temporary on available-for-sale securities are included in other income. Fair value of the securities is based upon the quoted market price on the last business day of the quarter or fiscal year. The cost basis for realized gains and losses on available-for-sale securities is determined on a specific identification basis. At August 31, 2004, the Company did not have any available-for-sale securities.

Accounts Receivable — The Company reviews customers’ credit history before extending unsecured credit and establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers and other information. Accounts receivable over 30 days are considered past due for most customers. The Company does not accrue interest on past due accounts receivable. If accounts receivable in excess of the provided allowance are determined uncollectible, they are charged to expense in the year that determination is made. Accounts receivable have been reduced by an allowance for uncollectible accounts of $11,563 at both August 31, 2004 and 2003.

Inventories — Inventories are recorded at the lower of cost (first-in, first-out basis) or market.

Property and Depreciation — Property and equipment are stated at cost. Depreciation is computed using the straight-line method based on the estimated service lives of the various assets as follows:

Buildings and improvements	5–20 years
Machinery and equipment	3–10 years

Investments in Corporate Joint Ventures — Investments in Corporate Joint Ventures are accounted for using the equity method. Intercompany profits on inventories held by the Corporate Joint Ventures that were purchased from the Company have been eliminated based on the Company’s ownership percentage in each corporate joint venture. Periodically, the Company evaluated the investments for any impairment and assesses the future cash flow projections to determine if there are any going concern issues. If an investment is determined to be impaired then an reserve would be created to reflect the impairment on the financial results of the Company.

Recoverability of Long-Lived Assets — The Company reviews its long-lived assets whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. The Company determines potential impairment by comparing the carrying value of the assets with expected net cash flows expected to be provided by operating activities of the business or related products. Should the sum of the expected undiscounted future net cash flows be less than the carrying value, the Company would determine whether an impairment loss should be recognized. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the asset. As of August 31, 2004, the Company did not consider any of its assets impaired.

Principles of Consolidation — The consolidated financial statements include the accounts of Northern Technologies International Corporation and its wholly owned subsidiary, NTI Facilities, Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Research and Development — The Company expenses all costs related to product research and development as incurred. The Company spent $1,670,014 in fiscal 2004 and $897,920 in fiscal 2003 in connection with its research and development activities.

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

Stock Based Compensation — In accordance with Accounting Principles Board (APB) Opinion No. 25 and related interpretations, the Company uses the intrinsic value-based method for measuring stock-based compensation cost which measures compensation cost as the excess, if any, of quoted market price of the Company’s common stock at the grant date over the amount the employee must pay for the stock. The Company’s general policy is to grant stock options at fair value at the date of grant. The Company did not recognize any expense in the financial statements as they were all issued at fair market value. Options and warrants issued to non-employees are recorded at fair value, as required by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”, using the Black Scholes pricing method.

Compensation cost has been recognized based on the fair values of options at the grant dates consistent with the provisions of SFAS No. 123, the Company’s net income (loss) and basic and diluted net income (loss) per common share would have been changed to the following pro forma amounts:

	2004	2003	2002
Net Income (loss):
As reported	$1,036,315	$507,727	$1,227,176
Pro forma	$995,068	$466,134	$1,169,886
Basic net income per common share
As reported	$0.29	$0.14	$0.34
Pro forma	$0.28	$0.13	$0.32
Diluted net income per share
As reported	$0.29	$0.14	$0.34
Pro forma	$0.28	$0.13	$0.32
Stock-based compensation, net:
As reported	$0	$0	$0
Pro forma	$41,247	$41,593	$57,290

As noted above, accounting principles require the Company to show, on a pro forma basis, the Company’s net income as if it recorded an expense for stock options at the time of grant. Other than disclosure in this footnote, the Company does not use these pro forma results for any purpose.

The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions and results for the grants:

	2004	2003	2002
Dividend yield	2.00%	2.00%	2.00%
Expected volatility	44.10%	42.70%	43.90%
Expected life of option	5 years	5 years	5 years
Average risk-free interest rate	3.63%	3.04%	4.37%

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

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement requires that certain financial instruments previously accounted for as equity under previous guidance be classified as liabilities in statements of financial position. SFAS No. 150 became effective for all financial instruments entered into or modified after May 31, 2003 and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on the Company’s consolidated results of operations or financial position.

2.    INVENTORIES

Inventories at August 31 consist of the following:

	2004	2003
Production materials	$279,039	$187,828
Finished goods	793,401	783,671
	$1,072,440	$971,499

3.    PROPERTY AND EQUIPMENT

Property and equipment at August 31 consist of the following:

	2004	2003
Land	$29,097	$29,097
Buildings and improvements	793,389	639,531
Machinery and equipment	1,048,355	831,347
	1,870,841	1,499,975
Less accumulated depreciation	1,137,702	973,237
	$733,139	$526,738

4.    INTANGIBLE ASSETS

Intangible assets at August 31 consist of the following:

	2004	2003
Patents	$629,569	$328,471
Less accumulated amortization	40,938	11,305
	$588,631	$317,166

Patent costs are amortized over seven years once a patent is filed and approved. Amortization expense was $29,633, $7,537, and $3,768 for the years ended August 31, 2004, 2003, and 2002, respectively. Amortization expense is estimated to approximate $70,000 in each of the next five fiscal years.

5.    NOTES AND RECEIVABLES AND FOREIGN DEPOSITS

Notes receivable and foreign deposits at August 31 consist of the following:

	2004	2003
Notes receivable from North American operations	$530,000	$500,000
Notes receivable from industrial chemical corporate
Joint venture partners	839,348	232,378
Foreign deposits	445,469	445,469
	$1,814,817	$1,177,847

6.    INVESTMENTS

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

The Company traditionally enters into corporate joint ventures with a 50% ownership base. This entitles the Company to 50% of the profits and 50% of the voting rights in the various corporate joint ventures. Additionally, some of the corporate joint ventures are owned through holding companies, in which the Company owns 50%. In these cases the holding companies are the acting joint venture partners and have the 50% investment in the joint venture.

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

The Company has a 50% ownership interest in Northern Instruments Corporation LLC for its corporate joint venture investments in Mutec GmbH in Germany. Taiyo Petroleum Gas Co. Ltd., the Company’s existing joint venture partner in Japan, owns the remaining 50% ownership interest in Northern Instruments Corporation LLC. Northern Instruments Corporation LLC then owns 80% of Mutec GmbH.

The Company has an ownership interest either directly or indirectly in Corporate Joint Ventures in the following countries:

Joint Venture Name	Country	NTIC Percent (%) Ownership	Date of Original Investment
INDUSTRIAL CHEMICAL CORPORATE JOINT VENTURE
TAIYONIC LTD.	Japan	50%	1987
ACOBAL SAS	France	50%	1990
ZERUST-NIC CORP.	Taiwan*	25%	1990
EXCOR GmbH	Germany	50%	1991
ST ZERUST (SEA) PTE. LTD	Singapore*	35%	1991
ZERUST AB	Sweden	50%	1991
NTI-ZERUST INIBIDORES DE CORROS|fQO VCI LTDA.	Brazil	50%	1993
EUROMASCH	Austria	50%	1994
MOSTNIC	Russia	50%	1994
KOREA ZERUST CO., LTD.	South Korea	25%	1994
ZERUST OY	Finland	50%	1995
ACOR S.R.L.	Italy	50%	1996
ZERUST (U.K.) LTD.	United Kingdom	50%	1997
FATRA-NTI s.r.o.	Czech Republic	50%	1997
EXCOR SP. Z.o.o.	Poland	50%	1998
SPECIALTY - NTIA CO. LTD.	Thailand*	25%	1998
TIANJIN ZERUST CO.	China*	25%	2000
HARITA-NTI	India	50%	2000
CHONG WAH-NTIA SDN. BHD.	Malaysia*	25%	2000
ZERUST PHILIPPINES	Philippines*	50%	2001
FIBRO NTI JOINT STOCK CO.	Turkey	50%	2002
ZERUST CONSUMER PRODUCTS, LLC	United States	50%	2002
ZERUST BV	Holland	50%	2003
NTI NCC MIDDLE EAST SA.	Lebanon	50%	2003
REACT NTI, LLC	United States	75%	2003
POLYMER ENERGY LLC	United States	50%	2003
NON-INDUSTRIAL CHEMICAL CORPORATE JOINT VENTURE
MUTEC GMBH	Germany**	40%	2002
BUSINESS CONSULTING CORPORATE JOINT VENTURE
WASHINGTON LIAISON OFFICE	United States	50%	1997
ART AVILES ASSOCIATES	United States	25%	2000

*	Indirect ownership interest through NTI ASEAN, LLC

**	Indirect ownership through Northern Instruments Corporation LLC

Fees earned from the Corporate Joint Ventures under licenses and technical and other support agreements were $3,621,353, $2,601,634, and $2,131,513, for the fiscal years ended August 31, 2004, 2003 and 2002, respectively.

The Company sponsors a worldwide Corporate Joint Venture conference every three or four years in which all of its Corporate Joint Ventures are invited to participate. The Company defers a portion of its royalty income received from its Corporate Joint Ventures in each period leading up to the next conference, reflecting that the Company has not fully earned the royalty payments received during that period. The next Joint Venture conference is scheduled to be held in 2005 and there was $216,275, and $225,000 of deferred royalty income recorded within other accrued liabilities at August 31, 2004 and 2003, respectively, related to this conference. The deferred income is expected to be recognized in early 2005 when the conference is held. The costs associated with these joint venture conferences are recognized as incurred, generally in the period in which the conference is held.

The Company incurred expenses associated with the performance of its services for its Corporate Joint Ventures of $4,038,678, $2,551,730, and $1,585,931, for the fiscal years ended August 31, 2004, 2003 and 2002, respectively. These expenses were incurred primarily in conjunction with the performance of the technical services to existing Corporate Joint Ventures, research & development, travel, and legal fees related to the development of new joint ventures.

Composite financial information from the audited and unaudited financial statements of the Company’s joint ventures carried on the equity basis is summarized as follows:

	At August 31
	2004	2003
Current assets	$20,110,407	$19,359,530
Total assets	26,821,960	23,954,072
Current liabilities	8,116,467	8,254,472
Noncurrent liabilities	2,393,543	2,544,017
Joint ventures’ equity	16,312,033	13,795,966
Northern Technologies International Corporation’s share of Corporate Joint Ventures’ equity	$7,577,522	$6,152,921

	Years Ended August 31
	2004	2003	2002
Sales	$47,148,266	$37,233,712	$24,931,945
Gross profit	21,804,123	18,437,864	11,447,114
Net income	2,480,642	1,695,717	2,042,812
Northern Technologies International Corporation’s share of equity in income of Corporate Joint Ventures	$1,163,042	$939,098	$1,010,053

During 2004, the Company has invested in several existing Corporate Joint Ventures as follows:

In September 2003 the Company invested an additional $440,000 in React-NTI LLC, in connection with React-NTI LLC’s acquisition of React Inc. React-NTI LLC is an industrial chemical joint venture formed in fiscal 2003 in which the Company now has a 75% ownership interest and has made total capital contributions of $750,000. Under the terms of the agreement related to React-NTI LLC, there are certain matters requiring unanimous approval of the Company and the minority shareholder. These rights represent substantive participating rights of the minority shareholder as defined in Emerging Issues Task Force (EITF) No. 96-16, Investor’s Accounting for an Investee When the Investor has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights. Accordingly, the Company does not control React-NTI LLC and will account for its investment under the equity method rather than by consolidation. The Company believes that React-NTI LLC now has sufficient equity to finance its activities without additional subordinated financial support from other parties, and accordingly does not expect to make additional capital contributions or provide financing to React-NTI, LLC. Any future changes to the LLC agreement could result in consolidation of React-NTI LLC in the future.

In October 2003 the Company invested $6,250 in an existing business consulting corporate joint venture in the United States. The Company has obtained a 25% ownership interest in this company to utilize various government and military associations. As the company has no tangible assets its investment value is $0.

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

7.    CORPORATE DEBT

In August 2004, the Company obtained a $500,000 revolving credit facility with National City Bank, which expires on December 31, 2005. Outstanding amounts under the revolving credit facility bear interest at an annual rate based on LIBOR plus 2.25%. Amounts borrowed under the facility are secured by a lien on substantially all of the Company’s assets, excluding its corporate joint venture interests and intellectual property rights. No amounts were borrowed under this facility as of August 31, 2004. Significant financial covenants in the credit agreement include minimum fixed charge coverage of 1.0 to 1.0.

8.    STOCKHOLDERS’ EQUITY

During fiscal years 2004, 2003, and 2002, the Company acquired and retired 44,200, 18,359, and 45,000 shares of common stock for $201,685, $64,124, and $195,684, respectively.

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

A summary of the status of the Company’s stock options for the years ended August 31 is as follows:

	2004		2003		2002
	Shares	Wgtd Avg Exer Price	Shares	Wgtd Avg Exer Price	Shares	Wgtd Avg Exer Price
Outstanding at beginning of year	118,321	$5.39	128,896	$5.84	85,562	$6.60
Granted	18,000	5.30	18,000	3.34	58,000	4.70
Exercised	—	—	—	—	—	—
Canceled	(20,666)	5.90	(28,575)	6.12	(14,666)	5.73
Outstanding at end of year	115,655	5.29	118,321	5.39	128,896	5.84
Options exercisable at year-end	79,660	$5.61	65,772	$6.19	50,015	$6.81

The following table summarizes information about stock options outstanding and exercisable at August 31, 2004:

Option Grant Date	Exercise Prices	Remaining Contractual Life	Number of Options Outstanding (#)	Number of Options Exercisable (#)
9/17/1999	$7.00	0.04	28,655	28,655
9/1/2000	$6.75	1.00	4,000	4,000
2/9/2001	$5.50	1.44	3,000	3,000
9/1/2001	$5.00	2.00	12,000	9,336
2/15/2002	$4.56	2.46	40,000	26,669
9/1/2002	$3.34	3.00	12,000	4,000
9/1/2003	$5.30	4.00	16,000	4,000
			115,655	79,660

9.    SEGMENT INFORMATION

The Company is engaged in the development, manufacturing, and marketing of proprietary materials science based industrial packaging products. The Company’s electronic sensing business was terminated in fiscal year 2002. Further disclosure regarding the two businesses is not presented, as management uses the consolidated information to allocate resources and evaluate performance.

Sales by geographic location as a percentage of total sales were as follows:

	2004	2003	2002
Inside the U.S.A. to unaffiliated customers	64%	70%	74%
Outside the U.S.A. to:
Corporate Joint Ventures in which the Company is a shareholder directly and indirectly	11	10	8
Unaffiliated customers	25	20	18
	100%	100%	100%

One of the Company’s customers accounted for approximately 15% and 13% of the Company’s net sales for the fiscal years ended August 31, 2004 and 2003 respectively, and $119,468 and $219,054 of the Company’s receivables at August 31, 2004 and 2003, respectively.

10.    RETIREMENT PLAN AND EMPLOYEE STOCK PURCHASE PLAN

The Company has a 401(k) employee savings plan. Employees who meet certain age and service requirements may elect to contribute up to 7% of their salaries. The Company contributes the lesser of 50% of the participant’s contributions or 3.5% of the employee’s salary. The Company recognized expense for the savings plan of $67,933, $56,070, and $42,000, for the fiscal years ended August 31, 2004, 2003 and 2002, respectively.

The Company has an employee stock purchase plan. Employees who meet certain age and service requirements may elect to contribute a portion of their salary to purchase up to 2000 shares in a fiscal year. Employees receive a 10% discount on the purchase price of the stock and shares can be purchased quarterly. In accordance with APB 25, the employee stock purchase plan qualifies as a non-compensatory plan, and as such, there is no compensation cost required.

11.    RELATED-PARTY TRANSACTIONS

The Company paid reimbursement for travel and related expenses of $449,000, $421,000, and $240,000, for the fiscal years ended August 31, 2004, 2003, and 2002, respectively, to a financial and management consulting firm, Inter Alia, which beneficially owns 25.1% of the Company’s outstanding common stock, and of which the Company’s Chief Executive Officer and Chairman of the Board and the Company’s President of North American Operations are shareholders. The management consulting firm earned commissions of approximately $99,239, $51,882, and $66,420, for the fiscal years ended August 31, 2004, 2003, and 2002, respectively, on the net proceeds of sales of the Company’s products. In addition, the Company has paid health insurance premiums of $17,158, $10,619 and $10,355 for the years ended August 31, 2004, 2003 and 2002, respectively, related to policies that insure the Company’s Chief Executive Officer and Chairman of the Board.

On May 31, 2002, the Company made a loan of $50,000 to Atagencer LLC, a limited liability company that is principally owned by Dr. Mehmet Gencer, a former member of NTIC’s Board of Directors and a current executive officer of NTIC. This loan was evidenced by a promissory note held by NTIC and the outstanding principal balance bore interest at a rate of 2% per annum. The note was due five years from the date of issuance. The loan was made to Atagencer LLC to enable Atagencer LLC to obtain a 25% ownership interest in Fibro NTI, NTIC’s joint venture entity in Turkey, of which NTIC has a 50% ownership interest. This note was repaid in full in July 2003. Additionally, in 2001 prior to Dr. Gencer becoming a director of NTIC in 2002, NTIC and Atagencer LLC entered into a consulting agreement pursuant to which NTIC pays Atagencer LLC fees for consulting services rendered. During fiscal 2004 and 2003, NTIC paid Atagencer LLC $104,500 and $104,000, respectively, in consulting fees. Atagencer LLC also has a 6.25% ownership interest in Polymer Energy LLC, a joint venture entity in the United States, of which NTIC has a 50% ownership interest.

On June 1, 2003, the Company made a loan of $25,000 and agreed to make an additional loan to cover undetermined secretarial fees that later were determined amounted to $6,781, bringing the total loan to $31,781 for Tao Meng, who subsequently became a member of NTIC’s Board of Directors on July 15, 2003. The loan was evidenced by a promissory note held by NTIC. The note was due to us five years from the date of issuance. The loan was made to Mr. Meng to enable him to obtain a 25% ownership interest in Tianjin Zerust Co., NTIC’s joint venture entity in China, of which NTIC maintains a 25% ownership interest. This loan has since been repaid in full and is no longer outstanding.

On January 21, 2004, the Company made a consulting payment to Dr. Sunggyu Lee of $50,000. This consulting payment is not part of a formal written agreement and is not reoccurring. The consulting services related to research and development associated with various new technologies.

On July 6, 2004 and January 21, 2004, the Company made consulting payments to Dr Ramani Narayan of $10,000 and $25,000, respectively. Additionally, in fiscal 2003 and 2002 consulting payments were made totaling $50,000 and $30,000 respectively. These consulting payments are not part of a formal written agreement and are not reoccurring. The consulting services related to research and development associated with various new technologies.

The Company also pays rent for its Beachwood office and lab location to a related party. See Note 13.

12.    INCOME TAXES

The provisions for income taxes for the fiscal years ended August 31 consist of the following:

	2004	2003	2002
Current:
Federal	$437,000	$(176,000)	$137,000
State	27,000	6,000	28,000
	464,000	(170,000)	165,000
Deferred:
Federal	(263,000)	78,000	19,000
State	(12,000)	7,000	1,000
	(275,00 0)	85,000	20,000
	$189,000	$(85,000)	$185,000

Reconciliations of the expected federal income tax at the statutory rate with the provisions for income taxes for the three fiscal years ended August 31 are as follows:

	2004	2003	2002
Tax computed at statutory rates	$417,000	$130,000	$480,000
State income tax, net of federal benefit	22,000	6,000	20,000
Tax effect on equity in income of international joint ventures	(495,000)	(296,000)	(352,000)
Tax effect on dividends received from corporate joint ventures	259,000	154,000	82,000
Other	(14,000)	(79,000)	(45,000)
	$189,000	$(85,000)	$185,000

The Company has not recognized a deferred tax liability relating to undistributed earnings of Corporate Joint Ventures and holding companies that are essentially permanent in duration of $2,204,000 and $1,709,000 at August 31, 2004 and 2003, respectively. If some or all of the undistributed earnings of the Corporate Joint Ventures and holding companies are remitted to the Company in the future, income taxes, if any, after the application of foreign tax credits will be provided at that time.

At August 31, 2004 the Company had foreign tax credit carryforwards of approximately $1,300,000 which begin to expire in 2010. The Company established a valuation allowance of $1,113,000 with respect to the foreign tax credit carryforwards.

The tax effect of the temporary differences and tax carry forwards comprising the net deferred taxes shown on the balance sheets at August 31 are as follows:

	2004	2003
Current:
Allowance for doubtful accounts	$4,000	$2,000
Inventory costs	16,000	17,000
Prepaid expenses and other	(33,000)	(32,000)
Accrued expenses	278,000	16,000
Deferred gross profit	11,000	9,000
Total current	$276,000	$12,000
Noncurrent:
Excess of book over tax depreciation	$59,000	$56,000
Asset valuation reserves	108,000	287,000
Foreign tax credits, net of a valuation allowance of $1,113,000 at August 31, 2004	187,000	—
Total noncurrent	$354,000	$343,000

13.    COMMITMENTS AND CONTINGENCIES

In fiscal 1999, a subsidiary of the Company, NTI Facilities, Inc., acquired a one-third ownership of Omni-Northern Ltd., an Ohio limited liability company, in contemplation of NTI Facilities, Inc. entering into a lease agreement with Omni-Northern Ltd. for approximately 50% of the net rental space in a building owned by Omni-Northern Ltd. Omni-Northern Ltd. owns and operates a rental property located at 23205 Mercantile Road, Beachwood, Ohio, comprising approximately two acres of land and a building of approximately 34,000 square feet. The property has an approximate value of $2,205,000, based upon the cash-to-mortgage acquisition price of the property paid in fiscal 2000. The Company has guaranteed up to $329,082 of the Omni-Northern Ltd.’s $1,970,552 mortgage obligation with National City Bank, Cleveland, Ohio. NTI Facilities, Inc. entered into a 15-year lease agreement with Omni-Northern Ltd. for approximately 17,000 square feet of office, manufacturing, laboratory and warehouse space, requiring monthly rental payments of $17,500, which are adjusted annually according to the annual consumer price index through November 2014. By its ownership in Omni-Northern Ltd., NTI Facilities Inc. is entitled to one-third of the operating results of Omni-Northern Ltd. Omni-Northern has leased the remaining 50% of the net rental space to other third parties.

The Company is involved in various legal actions arising in the normal course of business. Management is of the opinion that any judgment or settlement resulting from pending or threatened litigation would not have a material adverse effect on the financial position or results of operations of the Company.

14.    STATEMENTS OF CASH FLOWS

Supplemental disclosures of cash flow information for the fiscal years ended August 31 consist of:

	2004	2003	2002
Cash paid (received) during the year for income taxes	$45,183	$111,535	$(61,594)
Increase in the Company’s investment in Corporate Joint Ventures and accumulated other comprehensive loss due to changes in exchange rates	491,444	269,045	277,657

15.    QUARTERLY INFORMATION (UNAUDITED)

	Quarter Ended
	November 30	February 28	May 31	August 31
Fiscal year 2004:
Net sales	$2,538,757	$2,543,648	$3,101,925	$2,731,346
Gross profit	1,225,644	1,334,529	1,640,402	1,434,681
Income before income taxes	424,205	147,075	512,715	141,315
Income taxes	51,000	65,000	1,000	72,000
Net income	373,205	82,075	511,715	69,315
Net income per share:
Basic	$0.10	$0.02	$0.14	$0.04
Diluted	$0.10	$0.02	$0.14	$0.04
Weighted average common shares assumed outstanding:
Basic	3,626,192	3,625,950	3,610,157	3,581,992
Diluted	3,640,604	3,640,015	3,618,562	3,589,304

	Quarter Ended
	November 30	February 28	May 31	August 31
Fiscal year 2003:
Net sales	$1,981,071	$2,001,116	$2,189,926	$2,181,762
Gross profit	1,064,479	1,042,692	1,105,255	1,171,376
Income before income taxes	251,320	456,413	(102,707)	(182,299)
Income taxes	(1,000)	66,000	(82,000)	(68,000)
Net income	252,320	390,413	(20,707)	(114,299)
Net income per share:
Basic	$0.07	$0.11	$(0.01)	$(0.03)
Diluted	$0.07	$0.11	$(0.01)	$(0.03)
Weighted average common shares assumed outstanding:
Basic	3,638,530	3,635,086	3,629,863	3,629,283
Diluted	3,638,530	3,636,919	3,635,179	3,642,146

Item 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

In a Form 8-K dated June 8, 2004 the Company announced that it had changed its independent accountants. There were no disagreements with prior independent accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Item 8A.    CONTROLS AND PROCEDURES.

The Company’s management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of August 31, 2004, the end of the period covered by this Report. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures need improvement to be considered effective. The Company continues to evaluate methods to improve its disclosure controls and procedures as well as its internal control over financial reporting. The Company does not believe that the deficiencies in its disclosure controls and procedures resulted in any material misstatements in its consolidated financial statements contained in this Report. There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter ended August 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B.    OTHER INFORMATION.

None.

PART III

Item 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors, Executive Officers, Promoters and Control Persons

The information required under Item 9 of this Form 10-KSB is to be contained under the captions “Election of Directors — Information About Nominees” and “Election of Directors — Information About the Board and its Committees” in the Company’s definitive proxy statement to be filed with the SEC with respect to its next annual meeting of stockholders, which involves the election of directors and is incorporated herein by reference, or, if such proxy statement is not filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-KSB, such information will be filed as part of an amendment to this Form 10-KSB not later than the end of the 120-day period.

The information concerning the Company’s executive officers and officers is included in this Form 10-KSB under Item 4A, “Executive Officers of the Company” and is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

The information required under Item 9 of this Form 10-KSB is to be contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement to be filed with the SEC with respect to the Company’s next annual meeting of stockholders, which involves the election of directors and is incorporated herein by reference, or, if such proxy statement is not filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-KSB, such information will be filed as part of an amendment to this Form 10-KSB not later than the end of the 120-day period.

Procedures by which Security Holders Recommend Board Nominees

The information required under Item 9 of this Form 10-KSB is to be contained under the caption “Election of Directors — Information About the Board and its Committees” in the Company’s definitive proxy statement to be filed with the SEC with respect to the Company’s next annual meeting of stockholders, which involves the election of directors and is incorporated herein by reference, or, if such proxy statement is not filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-KSB, such information will be filed as part of an amendment to this Form 10-KSB not later than the end of the 120-day period.

Code of Conduct and Ethics for Employees, Officers and Directors

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, as well as other employees and the Company’s directors and meets the requirements of the SEC. A copy of the Company’s Code of Ethics is filed as an exhibit to this Form 10-KSB. The Company intends to disclose any amendments to any waivers from a provision of the Company’s code of ethics on a Form 8-K filed with the SEC.

Item 10.	EXECUTIVE COMPENSATION.

The information required under Item 10 of this Form 10-KSB is to be contained under the captions “Election of Directors — Director Compensation” and “Executive Compensation and Other Benefits” in the Company’s definitive proxy statement to be filed with the SEC with respect to the Company’s next annual meeting of stockholders, which involves the election of directors and is incorporated herein by reference, or, if such proxy statement is not filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-KSB, such information will be filed as part of an amendment to this Form 10-KSB not later than the end of the 120-day period.

Item 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required under Item 11 of this Form 10-KSB is to be contained under the caption “Security Ownership of Principal Stockholders and Management” in the Company’s definitive proxy statement to be filed with the SEC with respect to the Company’s next annual meeting of stockholders, which involves the election of directors and is incorporated herein by reference, or, if such proxy statement is not filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-KSB, such information will be filed as part of an amendment to this Form 10-KSB not later than the end of the 120-day period.

Equity Compensation Plan Information

The following table summarizes the Company’s equity compensation plan as of August 31, 2004:

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
1994 Stock Incentive Plan	32,655	$6.97	0
2000 Stock Incentive Plan	83,000	$4.62	117,000
Equity compensation plans not approved by security holders	0	0	0
Total	115,655	$5.29	117,000

Under the American Stock Exchange rules, the Company is required to disclose in its annual report the number of outstanding options and options available for grant under its equity compensation plans as of September 1, 2003 and August 31, 2004. As of September 1, 2003, the number of securities to be issued upon exercise of outstanding options, warrants and rights were 118,321 shares of the Company’s common stock at a weighted average exercise price of $5.39 per share. The number of securities remaining available for future issuance under the Company’s equity compensation plans (excluding securities to be issued upon exercise of outstanding options, warrants and rights) was 117,000 shares of the Company’s common stock. This information as of August 31, 2004 is contained in the table above.

Item 12.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

The information required under Item 12 of this Form 10-KSB is to be contained under the caption “Related Party Relationships and Transactions” in the Company’s definitive proxy statement to be filed with the SEC with respect to the Company’s next annual meeting of stockholders, which involves the election of directors and is incorporated herein by reference, or, if such proxy statement is not filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-KSB, such information will be filed as part of an amendment to this Form 10-KSB not later than the end of the 120-day period.

Item 13.	EXHIBITS AND REPORTS ON FORM 8-K.

(a)    Exhibits

Reference is made to the Exhibit Index hereinafter contained, at page 41 of this Report.

A copy of any exhibits listed or referred to herein will be furnished at a reasonable cost to any person who is a stockholder upon receipt from any such person of a written request for any such exhibit. Such request should be sent to: Mr. Matthew Wolsfeld, Northern Technologies International Corporation, 6680 N. Highway 49, Lino Lakes, Minnesota 55014 Attn: Stockholder Information.

The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-KSB pursuant to Item 13(a):

A.	Form of Incentive Stock Option Agreement for 1994 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 1993).

B.	Form of Non-Qualified Stock Option Agreement for 1994 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 1993).

C.	1994 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 1993).

D.	2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 2000).

E.	Form of Incentive Stock Option Agreement for 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 2000).

F.	Form of Non-Qualified Stock Option Agreement for 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 2000).

(b)    Reports on Form 8-K

During the fourth quarter of the fiscal year ended August 31, 2004, the Company filed a Current Report on Form 8-K with the SEC on June 14, 2004 under Items 4 and 7 reporting a change in its independent auditors.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required under Item 14 of this Form 10-KSB is to be contained under the caption “Independent Auditors” in the Company’s definitive proxy statement to be filed with the SEC with respect to the Company’s next annual meeting of stockholders, which involves the election of directors and is incorporated herein by reference, or, if such proxy statement is not filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-KSB, such information will be filed as part of an amendment to this Form 10-KSB not later than the end of the 120-day period.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

November 22, 2004	By: /s/ Philip M. Lynch Philip M. Lynch Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant on November 22, 2004 in the capacities indicated.

Name	Title
/s/ Philip M. Lynch Philip M. Lynch	Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)

/s/ Matthew C. Wolsfeld, CPA Matthew C. Wolsfeld, CPA	Chief Financial Officer and Corporate Secretary (principal financial officer and principal accounting officer)

/s/ Donald A. Kubik, Ph.D. Donald A. Kubik, Ph.D.	Chief Technology Officer and Vice Chairman of the Board of Directors

/s/ Stephan Taylor Stephan Taylor	Director

/s/ Mark J. Stone Mark J. Stone	Director

/s/ Pierre Chenu Pierre Chenu	Director

/s/ Tao Meng Tao Meng	Director

/s/ Dr. Sunggyu Lee Dr. Sunggyu Lee	Director

/s/ G. Patrick Lynch G. Patrick Lynch	Director

/s/ Tatiana Yakubovskaya Tatiana Yakubovskaya	Director

/s/ Dr. Ramani Narayan Dr. Ramani Narayan	Director

/s/ Mark Mayers Mark Mayers	Director

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-KSB
FOR THE FISCAL YEAR ENDED AUGUST 31, 2004

Item No.	Item	Method of Filing
3.1	Certificate of Incorporation	Incorporated by reference to Exhibit 3.1 contained in the Registration Statement on Form 10 (File No. 0-19331).
3.2	Bylaws	Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 2003.
10.1	Form of Incentive Stock Option Agreement for 1994 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 1993.
10.2	Form of Non-Qualified Stock Option Agreement for 1994 Stock Incentive Plan	Incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 1993.
10.3	1994 Stock Incentive Plan	Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-KSB for the year ended August 31, 1993.
10.4	2000 Stock Incentive Plan	Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-KSB for the year ended August 31, 2000.
10.5	Form of Incentive Stock Option Agreement for 2000 Stock Incentive Plan	Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-KSB for the year ended August 31, 2000.
10.6	Form of Non-Qualified Stock Option Agreement for 2000 Stock Incentive Plan	Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-KSB for the year ended August 31, 2000.
10.7	Technical Assistance and Marketing Support Agreement by and between Atagencer, LLC and Polymer Energy, LLC dated as of June 26, 2003	Filed herewith electronically.
10.8	Operating Agreement of Polymer Energy, LLC, dated as of June 26, 2003	Filed herewith electronically.
10.9	Management and Marketing Agreement by and between Northern Technologies International Corporation and Polymer Energy, LLC dated as of June 26, 2003	Filed herewith electronically.
10.10	License Agreement by and between Zbigniew Tokarz, Trustee U/A dated June 26, 2003 and Polymer Energy, LLC dated as of June 26, 2003	Filed herewith electronically.
10.11	Polymer Energy Joint Venture Agreement dated as of June 26, 2003	Filed herewith electronically.

Item No.	Item	Method of Filing
10.12	Technical Assistance and Marketing Support Agreement by and between Maciej Zalewski, Trustee and Polymer Energy, LLC dated as of June 26, 2003	Filed herewith electronically.
10.13	Sales Representation Agreement by and between Fibro-NTI, Joint Stock Company and Atagencer, LLC dated as of June 24, 2001	Filed herewith electronically.
10.14	Management Agreement by and between Fibro-NTI, Joint Stock Company and Fibrobeton Precast Concrete Ltd. dated as of June 24, 2001	Filed herewith electronically.
10.15	License Agreement by and between Northern Technologies International Corporation and Fibro-NTI, Joint Stock Company dated as of June 24, 2001	Filed herewith electronically.
10.16	Shareholders Joint Venture Agreement by and between Fibrobeton Precast Concrete Ltd., Atagencer, LLC and Northern Technologies International Corporation dated as of June 24, 2001	Filed herewith electronically.
10.17	Technical Assistance and Marketing Support Agreement by and between Northern Technologies International Corporation and Fibro-NTI, Joint Stock Company dated as of June 24, 2001	Filed herewith electronically.
10.18	Technical Assistance and Marketing Support Agreement by and between Northern Technologies International Corporation and Zerust (UK) Limited dated as of January 20, 1997	Filed herewith electronically.
10.19	Management and Sales Representation Agreement by and between Taylor Packaging (Bishop Auckland) Limited and Zerust (UK) Limited dated as of January 20, 1997	Filed herewith electronically.
10.20	License Agreement by and between Northern Technologies International Corporation and Zerust (UK) Limited dated as of January 20, 1997	Filed herewith electronically.
10.21
Shareholders Joint Venture Agreement for the Establishment of Tianjin Zerust Anti-Corrosion Technologies Ltd. by and between Tianjin China March Group Ltd. and NTI Asean, LLC dated as of September 1, 1999
Filed herewith electronically.
10.22	Consulting Services Agreement for Management and Sales Representation by and between Tianjin China March Group Ltd. and Tianjin Zerust Anti-Corrosion Technologies Ltd. dated as of September 1, 1999	Filed herewith electronically.
10.23	Technical Assistance and Marketing Support Agreement by and between NTI Asean, LLC and Tianjin Zerust Anti-Corrosion Technologies Ltd. dated as of September 1, 1999	Filed herewith electronically.
10.24	License Agreement by and between NTI Asean LLC and Tianjin Zerust Anti-Corrosion Technologies Ltd. dated as of September 1, 1999	Filed herewith electronically.

Item No.	Item	Method of Filing
10.25	Joint Venture Agreement by and between Taylor Packaging (Bishop Auckland) Limited and Northern Technologies International Corporation dated as of January 20, 1997	Filed herewith electronically.
10.26
Manufacturer’s Representative Agreement between Northern Instruments Corporation and The Saxxon Organization Incorporated dated October 1, 1976 and Assignment by and among The Saxxon Organization Incorporated, Inter Alia Holding Co. and Northern Instruments Corporation, dated January 9, 1980
Filed herewith electronically.
10.27
Technical Improvement and Intellectual Property Development Agreement by and among Atagencer, LLC, Mehmet A. Gencer, Ph.D., Atagencer Group, and Northern Technologies International Corporation dated as of January 5, 2004
Filed herewith electronically.
10.28	Articles of Incorporation of The Constrained Joint-Stock Company “MostNIK” as registered July 6, 2000 (This is an English translation of a Russian contract)	Filed herewith electronically.
14.1	Code of Ethics	Filed herewith electronically.
21.1	Subsidiaries of the Registrant	Filed herewith electronically.
23.1	Consent of Virchow, Krause & Company, LLP	Filed herewith electronically.
23.2	Consent of Deloitte & Touche LLP	Filed herewith electronically.
31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14	Filed herewith electronically.
31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14	Filed herewith electronically.
32.1	Certification of Chief Executive Officer Pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith electronically.
32.2	Certification of Chief Financial Officer Pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith electronically.