Form 10QSB
period 2004-11-30
NORTHERN TECHNOLOGIES INTERNATIONAL CORP
filed 2005-01-18
CIK 875582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10-QSB

(Mark one)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

November 30, 2004

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________.

Commission file number  1-11038

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
 (Name of small business issuer in its charter)

Delaware	41-0857886
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6680 N. Highway 49
Lino Lakes, Minnesota	55014
(Address of principal executive offices)	(Zip Code)

(651) 784-1250
(Issuer’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒    No   ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of January 14, 2005

Common Stock, $0.02 par value	3,581,992

Transitional Small Business Disclosure Format (check one):  Yes   ☐    No   ☒

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

FORM 10-QSB
NOVEMBER 30, 2004

PART I - FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

	November 30, 2004	August 31, 2004

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,686	$497,487
Receivables:
Trade excluding corporate joint ventures, less allowance for doubtful accounts of $10,478 and $11,563 at November 30, 2004 and 2003	1,321,606	1,422,421
Trade corporate joint ventures	555,306	459,213
Technical and other services, corporate joint ventures	1,350,533	1,233,563
Income taxes	284,978	362,172
Inventories	1,276,718	1,072,440
Prepaid expenses	262,882	113,454
Deferred income taxes	276,000	276,000

Total current assets	5,347,709	5,436,750
PROPERTY AND EQUIPMENT, net	731,022	733,139
OTHER ASSETS:
Investments in corporate joint ventures:
Industrial chemical	8,358,933	7,292,930
Industrial non-chemical	310,272	284,592
Deferred income taxes	354,000	354,000
Notes receivable and foreign deposit	2,029,528	1,814,817
Note from employee	102,362	107,331
Industrial patents, net	649,812	588,631
Other	86,812	83,902

	11,891,719	10,526,203

	$17,970,450	$16,696,092

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank Overdrafts	$169,345	$—
Accounts payable	604,749	658,707
Dividend payable	250,739	—
Accrued liabilities:
Payroll and related benefits	1,127,421	861,711
Deferred joint venture royalties	246,200	216,275
Other	151,826	207,319

Total current liabilities	2,550,280	1,944,012
DEFERRED GROSS PROFIT	30,000	30,000
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, authorized 10,000 shares, none issued	—	—
Common stock, $0.02 par value per share; authorized 10,000,000 shares; issued and outstanding 3,581,992	71,640	71,640
Additional paid-in capital	4,105,584	4,105,584
Retained earnings	10,330,548	10,233,967
Accumulated other comprehensive income	882,398	310,889

Total stockholders’ equity	15,390,170	14,722,080

	$17,970,450	$16,696,092

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
THREE MONTHS ENDED NOVEMBER 30, 2004 AND 2003

	November 30, 2004	November 30, 2003

NORTH AMERICAN OPERATIONS:
Sales	$2,533,241	$2,538,757
Cost of goods sold	1,255,148	1,313,113

Gross profit	1,278,093	1,225,644
Operating expenses:
Selling	522,571	448,340
General and administrative	711,795	588,648
Lab and technical support	225,832	204,464

	1,460,198	1,241,452
NORTH AMERICAN OPERATING LOSS	(182,105)	(15,808)
CORPORATE JOINT VENTURES AND HOLDING COMPANIES:
Equity in income of industrial chemical corporate joint ventures and holding companies	568,588	262,513
Equity in income (loss) of industrial non-chemical corporate joint ventures and holding companies	14,025	(3,111)
Equity in loss of business consulting corporate joint ventures	—	(6,250)
Fees for technical support and other services provided to corporate joint ventures	1,017,253	755,929
Expenses incurred in support of corporate joint ventures	(1,203,473)	(577,559)

INCOME FROM ALL CORPORATE JOINT VENTURES AND HOLDING COMPANIES	396,393	431,522
INTEREST INCOME	14,032	8,491

INCOME BEFORE INCOME TAX (BENEFIT) EXPENSE	228,320	424,205
INCOME TAX (BENEFIT) EXPENSE	(119,000)	51,000

NET INCOME	$347,320	$373,205
NET INCOME PER COMMON SHARE:
Basic	$0.10	$0.10

Diluted	$0.10	$0.10

WEIGHTED AVERAGE COMMON SHARES ASSUMED OUTSTANDING:
Basic	3,581,992	3,626,192

Diluted	3,605,695	3,640,604

DIVIDENDS PER COMMON SHARE	$0.07	$0.05

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
THREE MONTHS ENDED NOVEMBER 30, 2004 AND 2003

	November 30, 2004	November 30, 2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$347,320	$373,205
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation expense	49,683	40,146
Amortization expense	12,544	1,886
Equity in (income) loss from corporate joint ventures:
Industrial chemical	(568,588)	(262,513)
Industrial non-chemical	(14,025)	3,111
Business consulting	—	6,250
Deferred joint venture royalties	29,925	30,450
Gain on sale of equipment	—	(5,300)
Change in current assets and liabilities:
Receivables:
Trade excluding corporate joint ventures	100,815	(214,069)
Trade corporate joint ventures	(96,093)	(11,306)
Technical and other services receivables, corporate joint ventures	(116,970)	(30,510)
Income taxes	77,194	7,646
Inventories	(204,278)	67,688
Prepaid expenses and other	(149,428)	(225,421)
Notes receivable and foreign deposits	(214,711)	(100,000)
Employee note receivable	4,969	5,700
Accounts payable	(53,958)	(245,127)
Accrued liabilities	210,217	87,734

Net cash used in operating activities	(585,384)	(470,431)
CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of investments available for sale	—	503,319
Proceeds from the sale of property and equipment	—	5,300
Investment in joint ventures:
Industrial chemical	(38,531)	(445,000)
Industrial non-chemical	—	—
Business consulting	—	(6,250)
Dividends received from corporate joint ventures	100,970	—
Additions to property and equipment	(47,566)	(19,258)
(Increase) Decrease in other assets	(2,910)	3,502
Additions to industrial patents	(73,725)	(19,587)

Net cash (used in) provided by investing activities	(61,762)	22,026
CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	169,345	181,887

Net cash provided by financing activities	169,345	181,887

NET DECREASE IN CASH AND CASH EQUIVALENTS	(477,801)	(266,518)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	497,487	283,326

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$19,686	$16,808

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.     INTERIM FINANCIAL INFORMATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all necessary adjustments, which are of a normal recurring nature, and present fairly the consolidated financial position of Northern Technologies International Corporation and wholly owned subsidiaries (the Company) as of November 30, 2004 and the results of their operations for the three months ended November 30, 2004 and 2003, and their cash flows for the three months ended November 30, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s annual report on Form 10-KSB for the fiscal year ended August 31, 2004 and with the Management’s Discussion and Analysis or Plan of Operation section appearing in this quarterly report.  Operating results for the three months ended November 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2005.

Certain fiscal year 2004 amounts have been reclassified to conform to fiscal year 2005 presentations.  These reclassifications had no effect on stockholders’ equity, sales, or net income, as previously reported.

2.     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.  In December 2003, the FASB issued FIN 46R, Consolidation of Variable Interest Entities, a revision of FIN 46 which addresses consolidation by business enterprises where equity investors do not bear the residual economic risks and rewards.  The provisions of FIN 46R are effective for interests in variable interest entities (VIE) as of the first interim, or annual, period ending after December 15, 2004 except for VIEs considered special-purpose entities in which the effective date is for periods ending after December 15, 2003.  The Company is in the process of evaluating the impact this will have on its consolidated financial statements.

In November 2004, FASB issued SFAS No. 151 “Inventory Costs” amends the guidance in ARB No. 43, Chapter 4 “Inventory Pricing,”  to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 pf ARB 43, Chapter 4, previously stated that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges.” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No, 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.   SFAS No. 151 shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date SFAS No. 151 was issued. SFAS No. 151 shall be applied prospectively.  The Company does not expect the adoption of SFAS No. 151 to have a material effect on its consolidated financial statements.

In December 2004, FASB issued SFAS No. 153 “Exchanges of Nonmonetary Assets” which amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” APB No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.   SFAS No. 153 shall be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date SFAS No. 153 was issued. SFAS No. 153 shall be applied prospectively.  The Company does not expect the adoption of SFAS No. 153 to have a material effect on its consolidated financial statements.

In December 2004, FASB issued SFAS No. 123R which requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees, but expressed no preference for the type of valuation model.  FASB No. 123R is effective for small business issuers as of the beginning of interim or annual reporting periods that begin after December 15, 2005.  The impact of SFAS NO. 123R has not been determined at this time.

3.     STOCK-BASED COMPENSATION

In accordance with Accounting Principles Board (APB) Opinion No. 25 and related interpretations, the Company uses the intrinsic value-based method for measuring stock-based compensation cost which measures compensation cost as the excess, if any, of quoted market price of the Company’s common stock at the grant date over the amount the employee must pay for the stock.  The Company’s general policy is to grant stock options at fair value at the date of grant. The Company did not recognize any expense in the financial statements as they were all issued at fair market value.  Options and warrants issued to non-employees are recorded at fair value, as required by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”, using the Black-Scholes pricing method.

If compensation cost had been recognized based on the fair values of options at the grant dates consistent with the provisions of SFAS No. 123, the Company’s net income (loss) and basic and diluted net income (loss) per common share would have been changed to the following pro forma amounts:

	November 30, 2004	November 30, 2003

Net income (loss):
As reported	$347,320	$373,205
Pro forma	$323,219	$363,607
Basic net income per common share
As reported	$0.10	$0.10
Pro forma	$0.09	$0.10
Diluted net income per share
As reported	$0.10	$0.10
Pro forma	$0.09	$0.10
Stock-based compensation, net:
As reported	$0	$0
Pro forma	$24,101	$9,598

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

The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions and results for the grants:

	November 30, 2004	November 30, 2003

Dividend yield	2.00%	2.00%
Expected volatility	43.3%	44.10%
Expected life of option	5 years	5 years
Average risk-free interest rate	3.43%	3.63%

4.     INVENTORIES

Inventories consisted of the following:

	November 30, 2004	August 31, 2004

Production materials	$287,897	$279,039
Finished goods	988,821	793,401

	$1,276,718	$1,072,440

5.     PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	November 30, 2004	August 31, 2004

Land	$29,097	$29,097
Buildings and improvements	793,389	793,389
Machinery and equipment	1,095,921	1,048,355

	1,918,407	1,870,841
Less accumulated depreciation	1,187,385	1,137,702

	$731,022	$733,139

6.     INDUSTRIAL PATENTS, NET

Industrial Patents, Net consisted of the following:

	November 30, 2004	August 31, 2004

Patents	$703,292	$629,569
Less accumulated amortization	53,480	40,938
	$649,812	$588,631

7.     NOTES RECEIVABLE AND FOREIGN DEPOSITS

Notes receivable and foreign deposits consisted of the following:

	November 30, 2004	August 31, 2004

Notes receivable from corporate joint venture partners	$822,278	$839,348
Notes receivable from other sources	761,781	$530,000
Foreign deposits	445,469	445,469

	$2,029,528	$1,814,817

8.     INVESTMENTS IN CORPORATE JOINT VENTURES

Composite financial information from the audited and unaudited financial statements of the Company’s joint ventures carried on the equity basis is summarized as follows:

	November 30, 2004	August 31, 2004

Current assets	$26,564,029	$20,110,407
Total assets	32,035,102	26,822,043
Current liabilities	11,891,785	8,116,467
Noncurrent liabilities	3,173,009	2,393,543
Joint ventures’ equity	16,970,308	16,312,033
Northern Technologies International Corporation’s share of Corporate Joint Ventures’ equity	$8,669,205	$7,577,522

	November 30, 2004	November 30, 2003

Sales	$14,679,164	$10,347,518
Gross profit	6,726,863	5,055,802
Net income	1,070,658	472,375
Northern Technologies International Corporation’s share of equity in income of Corporate Joint Ventures	$582,613	$253,152

During first quarter of fiscal 2005, the Company invested in corporate joint ventures as follows:

In October 2004, the Company invested $38,531 in a new industrial chemical corporate joint venture to develop operations in Canada.  The Company has a 50% ownership interest in the new entity.  The new entity had no operations prior to the Company’s investment.  It is anticipated that this is the first installment toward completed capitalization of an estimated $100,000 over the next 24 months, however, there is currently no contractual commitment to the investment.

9.     CORPORATE DEBT

In August 2004, the Company obtained a $500,000 revolving credit facility with National City Bank, which expires on December 31, 2005.  Outstanding amounts under the revolving credit facility bear interest at an annual rate based on LIBOR plus 2.25%.  Amounts borrowed under the facility are collateralized by a lien on substantially all of the Company’s assets, excluding its corporate joint venture interests and intellectual property rights.  No amounts were borrowed under this facility as of November 30, 2004.  Significant financial covenants in the credit agreement include minimum fixed charge coverage of 1.0 to 1.0.

10.     STOCKHOLDERS’ EQUITY

During the three months ended November 30, 2004, the Company did not purchase or retire any shares of common stock.

11.     SUPPLEMENTAL CASH FLOW INFORMATION

During the three months ended November 30, 2004, the Company’s Board of Directors declared a cash dividend of $0.07 per share that totaled $250,739 and was paid on December 17, 2004 to shareholders of record on December 3, 2004.

12.     TOTAL COMPREHENSIVE INCOME

The Company’s total comprehensive income was as follows:

	November 30, 2004	November 30, 2003

Net income (loss)	$347,320	$373,205
Other comprehensive (loss) income – foreign currency translation adjustment	571,509	448,491

Total comprehensive income	$918,829	$821,696

13.     NET INCOME PER SHARE

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding.  Diluted net income per share assumes the exercise of stock options using the treasury stock method, if dilutive.

14.     STOCKHOLDERS’ EQUITY

Options to purchase 4,000 shares of common stock with a weighted average exercise price of $6.75 were outstanding at November 30, 2004, but were excluded from the computation of common share equivalents for the three months ended November 30, 2004, because their exercise prices were greater than the average market price of a share of common stock.

The following table summarizes information about stock options outstanding and exercisable at November 30, 2004:

Option Grant Date	Exercise Prices	Remaining Contractual Life	Number of Options Outstanding (#)	Number of Options Exercisable (#)

9/1/2000	$6.75	0.8	4,000	4,000
2/9/2001	$5.50	1.2	3,000	2,000
9/1/2001	$5.00	1.8	12,000	10,000
2/15/2002	$4.56	2.2	40,000	40,000
9/1/2002	$3.34	2.8	12,000	6,670
9/1/2003	$5.30	3.8	16,000	4.669
9/1/2004	$5.25	4.8	16,000	0
11/12/04	$6.15	5.0	3,000	0

			99,000	67,339

15.     SEGMENT INFORMATION

Sales by geographic location as a percentage of total sales were as follows:

	November 30, 2004	November 30, 2003

Inside the U.S.A. to unaffiliated customers	68.3%	67.7%
Outside the U.S.A. to:
Corporate Joint Ventures in which the Company is a shareholder directly and indirectly	14.2%	7.0%
Unaffiliated customers	17.5%	25.3%

	100%	100%

One of the Company’s customers accounted for approximately 12.7% and 14.5% of the Company’s net sales for the three months ended November 30, 2004 and 2003 respectively, and $208,181 and $224,011 of the Company’s receivables at November 30, 2004 and 2003, respectively.

16.     RELATED-PARTY TRANSACTIONS

The Company paid reimbursement for travel and related expenses of $174,172, and $54,685, for the three months ended November 30, 2004 and 2003 respectively, to a financial and management consulting firm, Inter Alia, which beneficially owns 25.1% of the Company’s outstanding common stock, and of which the Company’s Chief Executive Officer and Chairman of the Board and the Company’s President of North American Operations are shareholders.  The management consulting firm earned commissions of approximately $52,112 and $25,813, for the three months ended November 30, 2004 and 2003 respectively, on the net proceeds of sales of the Company’s products.  In addition, the Company has paid health insurance premiums of $4,490 and $4,290 for the three months ended November 30, 2004 and 2003 respectively, related to policies that insure the Company’s Chief Executive Officer and Chairman of the Board.

In 2001, NTIC and Atagencer LLC, a limited liability company that is principally owned by Dr. Mehmet Gencer, a former member of NTIC’s Board of Directors and a current executive officer of NTIC, entered into a consulting agreement pursuant to which NTIC pays Atagencer LLC fees for consulting services rendered.  During three months ended November 30, 2004 and 2003 respectively, NTIC paid Atagencer LLC $40,000 and $30,000, respectively, in consulting fees.  As of December 1, 2004, Dr. Gencer is receiving a salary from NTIC.  Atagencer LLC also has a 6.25% ownership interest in Polymer Energy LLC, a joint venture entity in the United States, of which NTIC has a 50% ownership interest.

On September 9, 2004, the Company made a consulting payment to Dr Ramani Narayan of $25,000.  These consulting payments are not part of a formal written agreement and are not reoccurring.  The consulting services related to research and development associated with various new technologies.

The Company also pays rent for its Beachwood office and lab location to a related party.  See Note 18.

17.     INCOME TAXES

Reconciliations of the expected income tax at the statutory rate with the provisions for income taxes are as follows:

	November 30, 2004	November 30, 2003

Tax computed at statutory rates	$74,000	$136,000
Tax effect on equity in income of international joint ventures	(198,000)	(85,000)
Tax effect on dividends received from corporate joint ventures	37,000	—
Other	(32,000)	(1,000)

	$(119,000)	$51,000

18.     COMMITMENTS AND CONTINGENCIES

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

The Company entered into a commitment with Stratek Plastics Ltd. to loan them $600,000.  Prior to maturity, principal and any interest shall bear interest computed monthly at the rate of seven and one half percent (7.5%) per annum.  The loan is to be repaid on or before August 31, 2005.  As of November 30, 2004, $200,000 has been advanced for this commitment. The Company is committed to make two additional payments of $200,000 by December 31, 2004 and $200,000 by February 28, 2005.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

The Company manufactures, markets and sells primarily rust and corrosion protection products and custom packaging systems for avionics, automotive, electronics, electrical, mechanical and military applications, sold under the brand name ZERUST® and Excor®.  The Company also offers direct, on-site technical support on rust and corrosion issues.  In North America, the Company markets its technical service and Zerust® products principally to industrial users by a direct sales force and through a network of distributors and sales representatives.  The Company’s technical service representatives work directly with the end users of the Company’s products to analyze their specific needs and develop systems to meet their technical requirements.

The Company participates, either directly or indirectly through holding companies, in 29 corporate joint venture arrangements in Asia, Europe and South America.  Each of these joint ventures manufactures, markets and sells finished products generally in the country in which it is located.  The Company’s joint venture arrangements allow the Company to market and sell its products internationally through the marketing efforts of its joint venture partners without the Company having to develop its own international sales force.  The Company’s joint venture partners are knowledgeable in the applicable environmental, labor, tax and other requisite regulations and laws of the respective foreign countries in which they operate, as well as the local customs and business practices, and have a vested interest in making each joint venture a success.  While most of the Company’s joint ventures sell rust and corrosion protection products and custom packaging systems, some of the joint ventures manufacture, market and sell bio-based additives with both industrial and personal care applications and electronic sensing instruments

The Company conducts all foreign transactions based on the U.S. dollar, except for its investments in various foreign corporate joint ventures.  The exchange rate differential relating to investments in foreign corporate joint ventures is accounted for under the requirements of SFAS No. 52, Foreign Currency Translation.

The Company’s North American net sales decreased 0.2% during the three months ended November 30, 2004 as compared to the three months ended November 30, 2003 primarily as a result of a slight decrease in volume of rust and corrosion protection products and custom packaging systems sold to new and existing customers in North America.   Although cost of sales as a percentage of net sales decreased to 49.6% in the three months ended November 30, 2004 as compared to 51.7% in the three months ended November 30, 2003, each of the Company’s selling expenses, general and administrative expenses and lab and technical support expenses as a percentage of the Company’s net sales increased in the three months ended November 30, 2004 as compared to the comparable period in 2003.

Total net sales of all of the Company’s corporate joint ventures increased 41.9% during the three months ended November 30, 2004 as compared to the three months ended November 30, 2003 primarily as a result of an increase in demand and in the weakness of the United States dollar against foreign currency.  The Company receives fees for technical and other support services to its joint ventures based on the revenues of the individual joint ventures.  The Company recognized increased fee income for such technical and support services in the three months ended November 30, 2004 as compared to the three months ended November 30, 2003 as a result of the increase in total revenues from the joint ventures.  The Company incurs direct expenses related to its corporate joint ventures and holding companies.  Such expenses including consulting, travel, technical and marketing services to existing joint ventures, legal fees incurred in the establishment of new joint ventures, registration and promotion and legal defense of worldwide trademarks, and legal fees incurred in the filing of patent applications.  The Company incurred increased direct joint venture expenses in the three months ended November 30, 2004 as compared to the three months ended November 30, 2003 primarily as a result of increases in management and coordinator salaries, legal expenses and external consulting services.  The increased expenses related to Company efforts to build up the technical service support for the corporate joint ventures in the Beachwood, Ohio location.

The Company’s working capital was $2,797,429 at November 30, 2004, including $19,686 in cash and cash equivalents.  The Company did not have any outstanding debt under the line of credit or otherwise as of November 30, 2004.  The Company expects to meet future liquidity requirements by using its existing cash and cash equivalents combined with cash flows from future operations and distributions of earnings and technical assistance fees to the Company from its joint venture investments.

Results of Operations

The following table sets forth our results of operations for the three months ended November 30, 2004 and 2003.

	November 30, 2004	% of Net Sales	November 30, 2003	% of Net Sales	$ Change	% Change

Net sales	$2,533,241	100.0%	$2,538,757	100.0%	$(5,516)	(0.2)%
Cost of goods sold	$1,255,148	49.6%	$1,313,113	51.7%	$(57,965)	(4.4)%
Selling expenses	$522,571	20.6%	$448,341	17.7%	$74,230	16.6%
General and administrative expenses	$711,795	28.1%	$588,648	23.2%	$123,147	20.9%
Lab and technical support expenses	$225,832	8.9%	$204,464	8.1%	$21,368	10.5%

Net Sales and Cost of Sales.  The Company’s net sales originating in the United States decreased during the three months ended November 30, 2004 compared to 2003 primarily as a result of a decrease in the volume of materials science based industrial packaging products sold to new and existing customers in North America.  Cost of sales decreased as a percentage of net sales for the three months ended November 30, 2004 compared to 2003 primarily as a result of favorable discounts negotiated on raw materials.

Selling Expenses.  The Company’s selling expenses increased for the three months ended November 30, 2004 compared to 2003 primarily as a result of a combination of increases in salaries and commissions to salespeople and commissions and new retainers to manufacturer’s representatives totaling $50,000, $14,000 in sales meeting expense and marketing expense of $13,000.  Selling expenses as a percentage of net sales increased for the three months ended November 30, 2004 compared to 2003 primarily as a result of the increased spending on growing the sales network with new salespeople and manufacturer’s representatives.  The Company is continuing to expand its sales network to better serve its existing customer base and enter new markets.

General and Administrative Expenses.  The Company’s general and administrative expenses increased for the three months ended November 30, 2004 compared to 2003 primarily as a result of increases in salaries of $20,000, legal fees of $18,000, travel of $11,000, information technology of $11,000 and director’s fees and expenses of $28,000.  The increases are primarily in support to the increased sales efforts. As a percentage of net sales, general and administrative expenses increased for the three months ended November 30, 2004 compared to 2003 primarily as a result of the increase in spending as described above.

Lab and Technical Support Expenses.  The Company’s lab and technical support expenses increased for the three months ended November 30, 2004 compared to 2003 primarily as a result of increases in travel of $43,000 and lab supplies of $24,000.  These increases are partially offset by decreases in employee benefits and salaries of $25,000.  The Company is spending more on lab and technical support in an effort to support our increased sales network and better serve our existing customers.  As a percentage of net sales, lab and technical support expenses increased for the three months ended November 30, 2004 compared to 2003 primarily as a result of the increase in expenses.

International Corporate Joint Ventures and Holding Companies.  The Company continues its business program of establishing corporate joint venture arrangements in international markets directly, or indirectly through holding companies.

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

The Company had Equity in income of industrial chemical corporate joint ventures and holding companies of $568,588 and $262,513 for the three months ended November 3 0, 2004 and 2003, respectively.  The increase in equity in income was due to the significant increase in profitability from the corporate joint ventures as a whole.

The Company receives fees for technical and other support to the Company’s corporate joint ventures based on the revenues of the individual corporate joint ventures.  The Company recognized fee income for such support in the amounts of $1,017,253 and $755,929 for the three months ended November 30, 2004 and 2003, respectively.  The increase in fees for technical and other support to its corporate joint ventures was due to the significant increase in revenues from the corporate joint ventures as a whole.

The Company sponsors a worldwide corporate joint venture conference approximately every three to four years in which all of its corporate joint ventures are invited to participate.  The Company defers a portion of its royalty income received from its corporate joint ventures in each accounting period leading up to the next conference, reflecting that the Company has not fully earned the royalty payments received during that period.  The next corporate joint venture conference is scheduled to be held in September 2005.  There was $246,200 of deferred royalty income recorded within other accrued liabilities at November 30, 2004, related to this conference.  The deferred income is expected to be completely recognized as income in fiscal 2005 as expenses are incurred when the conference is held.  Expenses incurred to date for the September 2005 conference total $130,000.  The costs associated with these joint venture conferences are recognized as incurred, generally in the period in which the conference is held and immediately before.

The Company incurred direct expenses related to its corporate joint ventures and the holding companies of $1,203,473 for the three months ended November 30, 2004 compared to $577,553 for the same period in 2003.  These expenses include: consulting, travel, technical and marketing services to existing joint ventures, legal fees regarding the establishment of new joint ventures, registration and promotion and legal defense of worldwide trademarks and legal fees incurred in the filing of patent applications for new technologies to which the Company acquired certain rights.  Increases for the three months ended

November 30, 2004 compared to 2003 are attributable to increases in management and coordinator salaries of $216,000, Inter Alia commission and expense reimbursement of $146,000, group insurance of $49,000, travel expense of $40,000 and external consulting services of $88,000.  Such increased expenses derived from the Company efforts to build up the technical support for the corporate joint ventures out of the Beachwood, Ohio location.

Interest Income.  The Company’s interest income increased to $14,032 for the three months ended November 30, 2004 compared to $8,491 for the same period in 2003.

Income Before Income Taxes.  Income before income taxes decreased $195,885 to $228,320 for the three months ended November 30, 2004 compared to $424,205 for the same period in 2003.

Income Taxes - Income tax expense for the three months ended November 30, 2004 and 2003 was calculated based on management’s estimate of the Company’s annual effective income tax rate.  The Company’s annual effective income tax rate for fiscal 2005 is lower than the statutory rate primarily due to the Company’s equity in income of corporate joint ventures being recognized based on after-tax earnings of these entities.  To the extent joint ventures’ undistributed earnings are distributed to the Company, it is not expected to result in any material additional income tax liability after the application of foreign tax credits.

Liquidity and Capital Resources

Sources of Cash and Working Capital.  At November 30, 2004, the Company’s working capital was $2,797,429, including $19,686 in cash and cash equivalents, compared to working capital of $3,492,738, including $497,487 in cash and cash equivalents as of August 31, 2004.

In August 2004, the Company obtained a $500,000 revolving credit facility with National City Bank, which expires on December 31, 2005.  Outstanding amounts under the revolving credit facility bear interest at an annual rate based on LIBOR plus 2.25%.  Amounts borrowed under the facility are collateralized by a lien on substantially all of the Company’s assets, excluding its corporate joint venture interests and intellectual property rights.  No amounts were borrowed under this facility as of November 30, 2004.  Significant financial covenants in the credit agreement include minimum fixed charge coverage of 1.0 to 1.0.  The Company did utilize the full $500,000 revolving credit facility subsequent to November 30, 2004, however, all amounts have been repaid as of January 14, 2005.

The Company expects to meet future liquidity requirements by utilizing its existing cash and cash equivalents combined with cash flows from future operations and distributions of earnings and technical assistance fees to the Company from its corporate joint venture investments.

Uses of Cash and Cash Flows.  Cash flows used in operations for the three months ended November 30, 2004 and 2003 were $585,384 and $470,431, respectively.  The net cash used in operations for the three months ended November 30, 2004 and 2003 resulted principally from net income being partially offset by the noncash equity income of industrial chemical joint ventures, and uses of cash for increases in operating assets more than offsetting net increases in operating liabilities.

Net cash (used in) investing activities for the three months ended November 30, 2004 was ($61,762), which resulted from dividends received from corporate joint ventures being offset by investments in corporate joint ventures and additions to property and equipment and industrial patents.  Net cash provided by investing activities for the three months ended November 30, 2003was $22,026, which resulted from the sale of investments partially offset by investments in international joint ventures, additions to patents and additions to property and equipment.

Net cash provided by financing activities the three months ended November 30, 2004 and 2003 was $169,345 and $181,887, respectively, which resulted from bank overdrafts.

Capital Expenditures and Commitments.  The Company has no material capital lease commitments as of November 30, 2004; however, the Company’s subsidiary has entered into a 15-year lease agreement for approximately 16,994 square feet of office, manufacturing, laboratory and warehouse space requiring monthly payments of $17,500 which are adjusted annually according to the annual consumer price index through November 2014.  The Company has no material commitments for capital expenditures.  The Company has no postretirement benefit plan and does not anticipate establishing any postretirement benefit program.

The Company entered into a commitment with Stratek Plastics Ltd. to loan them $600,000.  Prior to maturity, principal and any interest shall bear interest computed monthly at the rate of seven and one half percent (7.5%) per annum.  The loan is to be repaid on or before August 31, 2005.  As of November 30, 2004, $200,000 has been advanced for this commitment. The Company made an additional payment of $200,000 on December 22, 2004.  The Company is committed to make one additional $200,000 payment by February 28, 2005.

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

Inflation and Seasonality.  Inflation in the U.S. and abroad has historically had little effect on the Company.  The Company’s business is not historically seasonal.

Market Risk.  The Company is exposed to some market risk stemming from changes in foreign currency exchange rates, commodity prices and interest rates.  The Company is exposed to foreign currency exchange rate risk arising from its investments in its foreign corporate joint ventures and holding companies since the Company’s fees for technical support and other services and dividend distributions from these foreign entities are paid in foreign currencies.  The Company’s principal exchange rate exposure is with the Euro, the Japanese yen, Korean won and the English pound against the U.S. dollar.  The Company does not hedge against its foreign currency exchange rate risk.  Since the Company’s investments in its corporate joint ventures and holding companies are accounted for using the equity method, any changes in foreign currency exchange rates would be reflected as a foreign currency translation adjustment and would not change the equity in income of joint ventures and holding companies reflected in the consolidated statement of income.  Some raw materials used in the Company’s products are exposed to commodity price changes.  The primary commodity price exposures are with a variety of plastic resins.  Although the Company’s revolving credit facility bears interest at a rate based on LIBOR and thus may subject the Company to some market risk on interest rates, no amounts were outstanding under this facility as of November 30, 2004.

Recently Issued Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.  In December 2003, the FASB issued FIN 46R, Consolidation of Variable Interest Entities, a revision of FIN 46 which addresses consolidation by business enterprises where equity investors do not bear the residual economic risks and rewards.  The provisions of FIN 46R are effective for interests in variable interest entities (VIE) as of the first interim, or annual, period ending after December 15, 2004 except for VIEs considered special-purpose entities in which the effective date is for periods ending after December 15, 2003.  The Company is in the process of evaluating the impact this will have on its consolidated financial statements.

In November 2004, FASB issued SFAS No. 151 “Inventory Costs” amends the guidance in ARB No. 43, Chapter 4 “Inventory Pricing,”  to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 pf ARB 43, Chapter 4, previously stated that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges.” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No, 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.   SFAS No. 151 shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date SFAS No. 151 was issued. SFAS No. 151 shall be applied prospectively.  The Company does not expect the adoption of SFAS No. 151 to have a material effect on its consolidated financial statements.

In December 2004, FASB issued SFAS No. 153 “Exchanges of Nonmonetary Assets” amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” APB No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.   SFAS No. 153 shall be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date SFAS No. 153 was issued. SFAS No. 153 shall be applied prospectively.  The Company does not expect the adoption of SFAS No. 153 to have a material effect on its consolidated financial statements.

In December 2004, FASB issued SFAS No. 123R which requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees, but expressed no preference for the type of valuation model.  FASB No. 123R is effective for small business issuers as of the beginning of interim or annual reporting periods that begin after December 15, 2005.  The impact of SFAS NO. 123R has not been determined at this time.

Critical Accounting Policies

Sales Originating in North America – Northern Technologies International Corporation and Subsidiaries (the Company) considers sales originating in North America to be all sales shipped/invoiced from the Company’s facilities located in Minnesota and Ohio.  There are no sales from the Corporate Joint Ventures included in the amount as the Company’s investments in Corporate Joint Ventures are accounted for using the equity method. The Company manufactures, markets and sells primarily rust and corrosion protection products and custom packaging systems for avionics, automotive, electronics, electrical, mechanical and military applications, sold under the brand name ZERUST® and Excor®.

Cash and Cash Equivalents - The Company includes as cash and cash equivalents highly liquid, short-term investments with maturity of three months or less when purchased, which are readily convertible into known amounts of cash. The Company maintains its cash in high quality financial institutions. The balances, at times, may exceed federally insured limits.

Accounts Receivable - The Company reviews customers’ credit history before extending unsecured credit and establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers and other information.  Accounts receivable over 30 days are considered past due for most customers. The Company does not accrue interest on past due accounts receivable. If accounts receivable in excess of the provided allowance are determined uncollectible, they are charged to expense in the year that determination is made. Accounts receivable have been reduced by an allowance for uncollectible accounts of $10,478 and $11,563 at November 30, 2004 and 2003, respectively.

Inventories - Inventories are recorded at the lower of cost (first-in, first-out basis) or market.

Property and Depreciation - Property and equipment are stated at cost.  Depreciation is computed using the straight-line method based on the estimated service lives of the various assets as follows:

Buildings and improvements	5-20 years
Machinery and equipment	3-10 years

Investments in Corporate Joint Ventures - Investments in Corporate Joint Ventures are accounted for using the equity method.  Intercompany profits on inventories held by the Corporate Joint Ventures that were purchased from the Company have been eliminated based on the Company’s ownership percentage in each corporate joint venture.  Periodically, the Company evaluates the investments for any impairment and assesses the future cash flow projections to determine if there are any going concern issues.  If an investment is determined to be impaired then a reserve would be created to reflect the impairment on the financial results of the Company.

Notes Receivable - The Company makes a determination based upon many financial and operating factors prior to issuing any notes receivable.  Additionally, an interest rate is determined based on the market rate of interest at that point in time.  Notes Receivable are evaluated quarterly to assess their collectability; if it is determined that the Notes Receivable are impaired then a reserve is created at that time.

 Recoverability of Long-Lived Assets - The Company reviews its long-lived assets whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable.  The Company determines potential impairment by comparing the carrying value of the assets with expected net cash flows expected to be provided by operating activities of the business or related products.  Should the sum of the expected undiscounted future net cash flows be less than the carrying value, the Company would determine whether an impairment loss should be recognized.  An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the asset.  As of November 30, 2004, the Company did not consider any of its assets impaired.

Principles of Consolidation - The consolidated financial statements include the accounts of Northern Technologies International Corporation and its wholly owned subsidiary, NTI Facilities, Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Research and Development - The Company expenses all costs related to product research and development as incurred.

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

Stock Based Compensation - In accordance with Accounting Principles Board (APB) Opinion No. 25 and related interpretations, the Company uses the intrinsic value-based method for measuring stock-based compensation cost which measures compensation cost as the excess, if any, of quoted market price of the Company’s common stock at the grant date over the amount the employee must pay for the stock.  The Company’s general policy is to grant stock options at fair value at the date of grant. The Company did not recognize any expense in the financial statements as they were all issued at fair market value.  Options and warrants issued to non-employees are recorded at fair value, as required by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”, using the Black-Scholes pricing method.

Forward-Looking Statements

This Quarterly Report on Form 10-QSB contains not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  In addition, the Company or others on the Company’s behalf may make forward-looking statements from time to time in oral presentations, including telephone conferences, in press releases or reports, on the Company’s Internet web site or otherwise.  Statements that are not historical are forward-looking and reflect expectations and assumptions.  The Company tries to identify forward-looking statements in this Report and elsewhere by using words such as “may,” “will,” “should,” “expects,” “anticipates,” “contemplates,” “estimates,” “believes,” “plans,” “projected,” “predicts,” “potential” or “continue” or the negative of these or similar terms.

Forward-looking statements involve risks and uncertainties.  These uncertainties include factors that affect all businesses as well as matters specific to the Company.  The Company cautions readers not to place undue reliance on any forward-looking statement that speaks only as of the date made and to recognize that forward-looking statements are predictions of future results, which may not occur as anticipated.  Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described below, as well as others that the Company may consider immaterial or does not anticipate at this time.  The following risks and uncertainties are not exclusive and further information concerning the Company and its business, including factors that potentially could materially affect its financial results or condition, may emerge from time to time.  The Company assumes no obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.  The Company advises you, however, to consult any further disclosures it may make on related subjects in its future quarterly reports on Form 10-QSB and current reports on Form 8-K it files with or furnishes to the Securities and Exchange Commission.

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

ITEM 3 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  The Company’s management evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered in this Quarterly Report on Form 10-QSB.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures needed improvement to achieve a satisfactory level of effectivness.  The Company continues to evaluate methods to improve its disclosure controls and procedures and the Company intends to evaluate and fix all weaknesses in its disclosure controls and procedures, as required by the rules promulgated under the Exchange Act and the Sarbanes-Oxley Act of 2002.  The Company does not believe that these disclosure and internal control deficiencies resulted in any material misstatements in its consolidated financial statements contained in this Form 10-QSB.

Changes in Internal Controls

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended November 30, 2004 that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Recent Sales of Unregistered Equity Securities

During the three months ended November 30, 2004, the Company did not issue any equity securities that were not registered under the Securities Act of 1933.

Small Business Issuer Purchases of Equity Securities

The Company did not purchase any shares of its common stock or other securities during the three month period ended November 30, 2004.

ITEM 5.     OTHER INFORMATION

          On July 16, 2004, the Board of Directors approved base salary increases for select executive officers to be effective September 1, 2004. The changes in base salaries for those executive officers, as set forth in the table below, represent merit based increases and do not include performance based bonuses, which are traditionally approved and paid to executive officers after the fiscal year end.

Name and Principal Position	Fiscal Year	Base Salary ($)

G. Patrick Lynch , Former Co-Chief Executive Officer and Current President of	2005	150,000
North American Operations	2004	120,000
Dr. Mehmet Gencer, President and Chief Operating Officer (1)	2005	150,000
	2004	104,500
Matthew C. Wolsfeld, Chief Financial Officer & Corporate Secretary	2005	120,000
	2004	90,000

(1) Dr. Mehmet Gencer was an executive consultant for the Company and served on the Board of Directors until November 12, 2004.  The amounts that he received in fiscal 2004 and the first three months of fiscal 2005 represent consulting payments, not base salary.  His fiscal 2005 salary listed is his annual base salary for the remaining nine months of fiscal 2005.

ITEM 6.     EXHIBITS

The following exhibits are being filed or furnished with this quarterly report on Form 10-QSB:

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

Date: January 14, 2005	Matthew C. Wolsfeld, CPA
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized to Sign on Behalf of the Registrant)

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-QSB

FOR THE FISCAL QUARTER ENDED NOVEMBER 30, 2004

Item No.	Description	Method of Filing

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith