Form 10QSB
period 2005-02-28
NORTHERN TECHNOLOGIES INTERNATIONAL CORP
filed 2005-04-20
CIK 875582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

(Mark one)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

February 28, 2005

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

Yes ☒	No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of April 20, 2005

Common Stock, $0.02 par value	3,581,992

Transitional Small Business Disclosure Format (check one):  YES  ☐  NO ☒

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

FORM 10-QSB
FEBRUARY 28, 2005

PART I - FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
AND SUBSIDIARIES- CONSOLIDATED BALANCE SHEETS (Unaudited)
as of FEBRUARY 28, 2005 and AUGUST 31, 2004

	February 28, 2005	August 31, 2004

		(Restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$76,580	$662,038
Receivables:
Trade excluding corporate joint ventures, less allowance for doubtful accounts of $10,478 and $11,562 at February 28, 2005 and August 31, 2004	2,231,046	1,669,265
Trade corporate joint ventures	430,038	459,213
Technical and other services, corporate joint ventures	1,138,611	1,233,563
Income taxes	287,168	362,172
Inventories	1,482,816	1,211,512
Prepaid expenses	197,377	113,454
Deferred income taxes	276,000	276,000

Total current assets	6,119,636	5,987,217
PROPERTY AND EQUIPMENT, net	783,185	779,672
OTHER ASSETS:
Investments in corporate joint ventures:
Industrial chemical	7,743,639	7,059,340
Industrial non-chemical	294,476	284,592
Deferred income taxes	354,000	354,000
Notes receivable and foreign deposit	1,773,463	1,429,817
Note from employee	97,424	107,331
Industrial patents, net	663,088	588,631
Goodwill	304,000	273,000
Other	308,106	308,902

	11,538,196	10,405,613

	$18,441,017	$17,172,502

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank overdrafts	$177,019	$—
Accounts payable	1,103,511	1,057,254
Line of credit	500,000	—
Accrued liabilities:
Payroll and related benefits	846,331	861,711
Deferred joint venture royalties	276,125	216,275
Other	190,596	207,319

Total current liabilities	3,093,582	2,342,559
DEFERRED GROSS PROFIT	20,000	30,000
MINORITY INTEREST	81,896	77,863
STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, authorized 10,000 shares, none issued	—	—
Common stock, $0.02 par value per share; authorized 10,000,000 shares; issued and outstanding 3,581,992	71,640	71,640
Additional paid-in capital	4,105,584	4,105,584
Retained earnings	10,168,864	10,233,967
Accumulated other comprehensive income	899,451	310,889

Total stockholders’ equity	15,245,539	14,722,080

	$18,441,017	$17,172,502

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND
SUBSIDIARIES -CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
THREE AND SIX MONTHS ENDED FEBRUARY 28, 2005 AND FEBRUARY 29, 2004

	Three Months Ended		Six Months Ended

	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004

		(Restated)		(Restated)
NORTH AMERICAN OPERATIONS:
Sales	$3,478,352	$3,386,647	$7,310,568	$6,451,326
Cost of goods sold	1,988,460	1,914,551	4,348,048	3,662,530

Gross profit	1,489,892	1,472,096	2,962,520	2,788,796
Operating expenses:
Selling	691,456	826,043	1,333,351	1,383,159
General and administrative	766,799	601,944	1,478,594	1,207,692
Lab and technical support	177,775	125,795	403,607	330,259

	1,636,030	1,553,872	3,215,552	2,921,110
NORTH AMERICAN OPERATING LOSS	(146,138)	(81,686)	(253,032)	(132,314)
CORPORATE JOINT VENTURES AND HOLDING COMPANIES:
Equity in income of industrial chemical corporate joint ventures and holding companies	356,372	337,314	868,552	625,942
Equity in income of industrial non-chemical corporate joint ventures and holding companies	2,124	4,445	16,149	1,334
Equity in loss of business consulting corporate joint ventures	—	—	—	(6,250)
Fees for technical support and other services provided to corporate joint ventures	987,018	839,214	2,004,271	1,595,143
Expenses incurred in support of corporate joint ventures	(1,295,901)	(1,008,118)	(2,499,374)	(1,585,677)

INCOME FROM ALL CORPORATE JOINT VENTURES AND HOLDING COMPANIES	49,613	172,855	389,598	630,492
INTEREST INCOME	31,617	24,266	45,648	32,757
INTEREST EXPENSE	(3,314)	—	(3,314)	—
MINORITY INTEREST	13,538	31,640	(5,264)	40,345

(LOSS) INCOME BEFORE INCOME TAX (BENEFIT) EXPENSE	(54,684)	147,075	173,636	571,280
INCOME TAX EXPENSE (BENEFIT)	107,000	65,000	(12,000)	116,000

NET (LOSS) INCOME	$(161,684)	$82,075	$185,636	$455,280

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$(0.05)	$0.02	$0.05	$0.13

Diluted	$(0.05)	$0.02	$0.05	$0.13

WEIGHTED AVERAGE COMMON SHARES ASSUMED OUTSTANDING:
Basic	3,581,992	3,625,950	3,581,992	3,625,880
Diluted	3,581,992	3,640,015	3,604,038	3,632,912
DIVIDENDS PER COMMON SHARE	—	—	$0.07	$0.05

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND
SUBSIDIARIES - CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
SIX MONTHS ENDED FEBRUARY 28, 2005 and FEBRUARY 29, 2004

	February 28, 2005	February 29, 2004

		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$185,636	$455,280
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation expense	104,149	80,305
Amortization expense	25,090	5,853
Minority interest expense (income)	5,264	(40,345)
Equity in (income) loss from corporate joint ventures:
Industrial chemical	(868,552)	(625,942)
Industrial non-chemical	(16,149)	(1,334)
Business consulting	—	6,250
Deferred gross profit	(10,000)	—
Deferred joint venture royalties	59,850	79,325
Gain on sale of equipment	—	(5,300)
Change in current assets and liabilities:
Receivables:
Trade excluding corporate joint ventures	(561,781)	(468,605)
Trade corporate joint ventures	29,175	(68,695)
Technical and other services receivables, corporate joint ventures	94,952	(84,011)
Income taxes	75,004	(17,814)
Inventories	(271,304)	47,442
Prepaid expenses and other	(85,154)	(147,599)
Employee note receivable	9,907	11,082
Accounts payable	46,257	333,569
Accrued liabilities	(32,103)	156,128

Net cash used in operating activities	(1,209,759)	(284,311)
CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of investments available for sale	—	696,205
Proceeds from the sale of property and equipment	—	5,300
Investment in joint ventures:
Industrial chemical	(38,531)	(465,000)
Industrial non-chemical	—	(61,750)
Business consulting	—	(6,250)
Dividends received from corporate joint ventures	817,611	652,263
Goodwill	(31,000)	(304,000)
Notes receivable	(343,646)	90,000
Additions to property and equipment	(107,660)	(125,349)
(Increase) Decrease in other assets	796	9,773
Additions to industrial patents	(99,594)	(242,035)

Net cash provided by investing activities	195,021	249,157
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(250,739)	(181,672)
Borrowing on line of credit	500,000	—
Repurchase of common stock	—	(2,590)
Bank overdraft	177,019	—

Net cash provided by (used in) financing activities	426,280	(184,262)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(585,458)	(219,416)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	662,038	538,444

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$76,580	$319,028

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND
SUBSIDIARY -  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.          INTERIM FINANCIAL INFORMATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all necessary adjustments, which are of a normal recurring nature, and present fairly the consolidated financial position of Northern Technologies International Corporation and its subsidiaries (the Company) as of February 28, 2005 and the results of their operations for the three and six months ended February 28, 2005 and February 29, 2004, and their cash flows for the six months ended February 28, 2005 and February 29, 2004, in conformity with accounting principles generally accepted in the United States of America.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s annual report on Form 10-KSB for the fiscal year ended August 31, 2004 and with the Management’s Discussion and Analysis or Plan of Operation section appearing in this quarterly report.  Operating results for the three and six months ended February 28, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2005.

Certain fiscal year 2004 amounts have been reclassified to conform to fiscal year 2005 presentations.  These reclassifications had no effect on stockholders’ equity or net income, as previously reported.

2.          RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Adoption of Accounting Pronouncement – FIN 46R

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”.  In December 2003, the FASB issued FIN 46R, “Consolidation of Variable Interest Entities, a revision of FIN 46” which addresses consolidation by business enterprises where equity investors do not bear the residual economic risks and rewards.  The provisions of FIN 46R are effective for interests in variable interest entities (VIE) for the Company as of February 28, 2005.

In accordance with FIN 46R, the Company has elected to consolidate React-NTI LLC as the Company holds 75% of the equity and 75% of the voting rights, and has made significant advances to React-NTI LLC.  Previously the Company did not consolidate React-NTI LLC because under the terms of the agreement, there are certain matters requiring unanimous approval of the Company and the minority shareholder.  These rights represent substantive participating rights of the minority shareholder as defined in Emerging Issues Task Force (EITF) No. 96-16, “Investor’s Accounting for an Investee When the Investor has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights”.  Accordingly, the Company did not control React-NTI LLC and previously accounted for its investment under the equity method rather than by consolidation until the adoption of FIN 46R during the current quarter.

The Company has evaluated and considered for consolidation under FIN 46R certain 50% owned due to outstanding loans that the Company has with the entity, members of the Company’s Board of Directors who are owners of the entity, and officers of the Company who are owners of the entity.  The Company did not consolidate those entities as of February 28, 2005 as these conditions are considered temporary.  The Company will reevaluate all entities as of August 31, 2005 to determine which entities will be consolidated at that time.

As encouraged under FIN 46R the prior financial periods included in this filing have been restated.  The following are the summary of the prior period balance sheet and statement of operations that were restated under the adoption of FIN 46R.

	As Originally Reported		As Currently Reported

	August 31, 2004	FIN 46 R Adjustments	August 31, 2004

CURRENT ASSETS	$5,436,750	$550,467	$5,987,217
PROPERTY AND EQUIPMENT, net	733,139	46,533	779,672
OTHER ASSETS	10,526,203	(120,590)	10,405,613
TOTAL ASSETS	16,696,092	476,410	17,172,502
CURRENT LIABILITIES	1,944,012	398,547	2,342,559
DEFERRED GROSS PROFIT	30,000		30,000
MINORITY INTEREST	—	77,863	77,863
STOCKHOLDERS’ EQUITY:	14,722,080	—	14,722,080
LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,696,092	$476,410	$17,172,502

	Three Months Ended			Six Months Ended

	Originally Reported		Currently Reported	Originally Reported		Currently Reported

	February 29, 2004	FIN 46 R Adjustment	February 29, 2004	February 29, 2004	FIN 46 R Adjustment	February 29, 2004

NORTH AMERICAN OPERATIONS
Sales	$2,543,648	$842,999	$3,386,647	$5,082,405	$1,368,921	$6,451,326
Cost of goods sold	1,209,119	705,432	1,914,551	2,522,232	1,140,298	3,662,530

Gross profit	1,334,529	137,567	1,472,096	2,560,173	228,623	2,788,796
Operating expenses	1,289,656	264,216	1,553,872	2,531,108	390,002	2,921,110
NORTH AMERICAN OPERATING INCOME (LOSS)	44,873	(126,559)	(81,686)	29,065	(161,379)	(132,314)

INCOME FROM ALL CORPORATE JOINT VENTURES AND HOLDING COMPANIES	77,936	94,919	172,855	509,458	121,034	630,492
INTEREST INCOME	24,266	—	24,266	32,757	—	32,757
MINORITY INTEREST	—	31,640	31,640	—	40,345	40,345
INCOME BEFORE INCOME TAX EXPENSE	147,075	—	147,075	571,280	—	571,280
INCOME TAX EXPENSE	65,000	—	65,000	116,000	—	116,000

NET INCOME	$82,075	—	$82,075	$455,280	—	$455,280

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

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.”  SFAS No. 148 is an amendment to SFAS No. 123 providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and also provides required additional disclosures about the method of accounting for stock-based employee compensation. The Company adopted the annual disclosure provision of SFAS No. 148 during the year ended August 31, 2003.  The Company chose to not adopt the voluntary change to the fair value based method of accounting for stock-based employee compensation, pursuant to SFAS No. 148.

 The Company has adopted the disclosure-only provisions of SFAS No. 148, Accounting for Stock-Based Compensation.  Accordingly, no compensation cost has been recognized with respect to stock options.  Had compensation cost for stock options been determined based on the fair value methodology prescribed by SFAS 123, the Company’s net loss and net loss per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended		Six Months Ended

	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004

Net income (loss):
As reported	$(161,684)	$82,075	$185,636	$455,280
Pro forma	$(161,684)	$64,392	$161,535	$414,050
Basic net income per common share
As reported	$(0.05)	$0.02	$0.05	$0.13
Pro forma	$(0.05)	$0.02	$0.05	$0.12
Diluted net income per share
As reported	$(0.05)	$0.02	$0.05	$0.13
Pro forma	$(0.05)	$0.02	$0.05	$0.12
Stock-based compensation, net:
As reported	$0	$0	$0	$0
Pro forma	$6,025	$17,683	$24,101	$41,230

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

The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions and results for the grants:

	February 28, 2005	February 29, 2004

Dividend yield	2.00%	2.00%
Expected volatility	43.3%	44.10%
Expected life of option	5 years	5 years
Average risk-free interest rate	3.43%	3.63%

In December 2004, FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, that focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”

Beginning with our quarterly period that begins September 1, 2006, we will be required to expense the fair value of employee stock options and similar awards.  As a public company, we are allowed to select from two alternative transition methods, each having different reporting implications.  The impact of SFAS No. 123R has not been determined at this time.

4.          INVENTORIES

Inventories consisted of the following:

	February 28, 2005	August 31, 2004

Production materials	$278,362	$279,039
Finished goods	1,204,454	932,473

	$1,482,816	$1,211,512

5.          PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	February 28, 2005	August 31, 2004

Land	$29,097	$29,097
Buildings and improvements	793,389	793,389
Machinery and equipment	1,197,920	1,094,888

	2,020,406	1,917,374
Less accumulated depreciation	1,237,221	1,137,702

	$783,185	$779,672

6.          INDUSTRIAL PATENTS, NET

Industrial Patents, Net consisted of the following:

	February 28, 2005	August 31, 2004

Patents	$729,116	$629,569
Less accumulated amortization	66,028	40,938

	$663,088	$588,631

7.          NOTES RECEIVABLE AND FOREIGN DEPOSITS

Notes receivable and foreign deposits consisted of the following:

	February 28, 2005	August 31, 2004

Notes receivable from corporate joint venture partners	$955,000	$454,348
Notes receivable from other sources	372,994	$530,000
Foreign deposits	445,469	445,469

	$1,773,463	$1,429,817

8.          INVESTMENTS IN CORPORATE JOINT VENTURES

Composite financial information from the audited and unaudited financial statements of the Company’s joint ventures carried on the equity basis is summarized as follows:

	February 28, 2005	August 31, 2004

Current assets	$26,314,892	$19,560,576
Total assets	31,475,577	25,726,996
Current liabilities	11,750,808	7,332,920
Noncurrent liabilities	2,915,384	2,393,543
Joint ventures’ equity	16,808,379	16,000,580
Northern Technologies International Corporation’s share of Corporate Joint Ventures’ equity	$8,038,115	$7,343,932

	February 28, 2005	February 29, 2004

Sales	$28,416,263	$22,060,836
Gross profit	13,735,319	10,649,457
Net income	1,685,108	1,479,009
Northern Technologies International Corporation’s share of equity in income of Corporate Joint Ventures	$884,701	$620,826

During first six months of fiscal 2005, the Company invested in corporate joint ventures as follows:

In October 2004, the Company invested $38,531 in a new industrial chemical corporate joint venture to develop operations in Canada.  The Company has a 50% ownership interest in the new entity.  The new entity had no operations prior to the Company’s investment.  It is anticipated that this is the first installment toward completed capitalization of an estimated $100,000 over the next 24 months; however, there is currently no contractual commitment to the investment.

9.          CORPORATE DEBT

In August 2004, the Company obtained a $500,000 revolving credit facility with National City Bank, which expires on December 31, 2005.  In March 2005, it increased the revolver to $1,000,000.  Outstanding amounts under the revolving credit facility bear interest at an annual rate based on LIBOR plus 2.25%, as of February 28, 2005 the interest rate was 5.76%.  Amounts borrowed under the facility are collateralized by a lien on substantially all of the Company’s assets, excluding its corporate joint venture interests and intellectual property rights.  $500,000 was outstanding under this facility as of February 28, 2005.  Significant financial covenants in the credit agreement include minimum fixed charge coverage of 1.0 to 1.0.

10.          STOCKHOLDERS’ EQUITY

During the six months ended February 28, 2005, the Company did not purchase or retire any shares of common stock.

11.          SUPPLEMENTAL CASH FLOW INFORMATION

On November 12, 2004, the Company’s Board of Directors declared a cash dividend of $0.07 per share that totaled $250,739 and was paid on December 17, 2004 to shareholders of record on December 3, 2004.

12.          TOTAL COMPREHENSIVE INCOME

The Company’s total comprehensive income was as follows:

	Three Months Ended		Six Months Ended

	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004

Net (loss) income	$(161,684)	$82,075	$185,636	$455,280
Other comprehensive income – foreign currency translation adjustment	17,053	144,854	588,562	593,345

Total comprehensive (loss) income	$(144,631)	$226,929	$774,198	$1,048,625

13.          NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding.  Diluted net income (loss) per share assumes the exercise of stock options using the treasury stock method, if dilutive.

14.          STOCKHOLDERS’ EQUITY

Options to purchase 4,000 shares of common stock with a weighted average exercise price of $6.75 were outstanding as of February 28, 2005, but were excluded from the computation of common share equivalents, because their exercise prices were greater than the average market price of a share of common stock.

The following table summarizes information about stock options outstanding and exercisable at February 28, 2005:

Option Grant Date	Exercise Prices	Remaining Contractual Life	Number of Options Outstanding (#)	Number of Options Exercisable (#)

9/1/2000	$6.75	0.5	4,000	4,000
2/9/2001	$5.50	1.9	3,000	2,000
9/1/2001	$5.00	1.5	12,000	10,000
2/15/2002	$4.56	2.0	40,000	40,000
9/1/2002	$3.34	2.5	12,000	6,670
9/1/2003	$5.30	3.5	16,000	4.669
9/1/2004	$5.25	4.5	16,000	0
11/12/04	$6.15	4.7	3,000	0

			99,000	67,339

15.          SEGMENT INFORMATION

Sales by geographic location as a percentage of total sales were as follows:

	February 28, 2005	February 29, 2004

Inside the U.S.A. to unaffiliated customers	77.7%	72.4%
Outside the U.S.A. to:
Corporate Joint Ventures in which the Company is a shareholder directly and indirectly	10.1%	7.4%
Unaffiliated customers	12.1%	20.2%

	100%	100%

Two of the Company’s customers accounted for approximately 37.8% and 33.2% of the Company’s net sales for the six months ended February 28, 2005 and February 29, 2004, respectively, and $517,976 and $438,948 of the Company’s receivables at February 28, 2005 and February 29, 2004, respectively.

16.          RELATED PARTY TRANSACTIONS

The Company paid reimbursement for travel and related expenses of $271,996, and $147,667, for the six months ended February 28, 2005 and February 29, 2004, respectively, to a financial and management consulting firm, Inter Alia, which beneficially owns 25.1% of the Company’s outstanding common stock, and of which the Company’s Chief Executive Officer and Chairman of the Board and the Company’s President of North American Operations are shareholders.  The management consulting firm earned commissions of approximately $85,308 and $44,341, for the six months ended February 28, 2005 and February 29, 2004 respectively, on the net proceeds of sales of the Company’s products.  In addition, the Company has paid health insurance premiums of $8,980 and $8,580 for the six months ended February 28, 2005 and February 29, 2004 respectively, related to policies that insure the Company’s Chief Executive Officer and Chairman of the Board.

On September 9, 2004 and December 2, 2004, the Company made consulting payments to Dr. Ramani Narayan of $25,000.  These consulting payments are part of an agreement made between the company and Dr. Narayan to pay a total of $100,000 in payments by August 31, 2005.  The consulting services related to research and development associated with various new technologies.

On February 7, 2005, the Company made a consulting payment to Dr. Sunggyu Lee of $50,000.  This consulting payment is part of an agreement made between the company and Dr. Lee to pay a total of $100,000 in payments by August 31, 2005.  The consulting services related to research and development associated with various new technologies.

The Company also pays rent for its Beachwood office and lab location to a related party.  See Note 18.

17.          INCOME TAXES

Reconciliations of the expected income tax at the statutory rate with the provisions for income taxes are as follows:

	February 28, 2005	February 29, 2004

Tax computed at statutory rates	$52,000	$188,000
Tax effect on equity in income of international joint ventures	(301,000)	(170,000)
Tax effect on dividends received from corporate joint ventures	279,000	222,000
Other	(42,000)	(124,000)

	$(12,000)	$116,000

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

The Company entered into a commitment with Stratek Plastics Ltd. to loan them $600,000.  Prior to maturity, principal and any interest shall bear interest computed monthly at the rate of seven and one half percent (7.5%) per annum.  The loan is to be repaid on or before August 31, 2005.  As of February 28, 2005, $500,000 has been advanced for this commitment. The Company made one additional payments of $100,000 in March 2005.

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

The Company participates, either directly or indirectly through holding companies, in 29 corporate joint venture arrangements in Asia, Europe and South America.  Each of these joint ventures manufactures, markets and sells finished products generally in the country in which it is located.  The Company’s joint venture arrangements allow the Company to market and sell its products internationally through the marketing efforts of its joint venture partners without the Company having to develop its own international sales force.  The Company’s joint venture partners are knowledgeable in the applicable environmental, labor, tax and other requisite regulations and laws of the respective foreign countries in which they operate, as well as the local customs and business practices, and have a vested interest in making each joint venture a success.  While most of the Company’s joint ventures sell rust and corrosion protection products and custom packaging systems, some of the joint ventures manufacture, market and sell bio-based additives with both industrial and personal care applications and electronic sensing instruments

React-NTI LLC is an industrial chemical corporate joint venture of the Company that focuses on the development, manufacture and marketing of proprietary lines of bio-based additives with both industrial and personal care applications.  Based on cotton, soy, corn and other renewable resources, React-NTI products outperform many synthetically derived competing alternatives.  React-NTI’s target market includes NTIC’s existing industrial customer base, as well as the personal care/cosmetics industry.  As of February 28, 2005 the Company is fully consolidating this 75% owned subsidiary which was previously accounted for using the equity method.

The Company conducts all foreign transactions based on the U.S. dollar, except for its investments in various foreign corporate joint ventures.  The exchange rate differential relating to investments in foreign corporate joint ventures is accounted for under the requirements of SFAS No. 52, Foreign Currency Translation.

The Company’s North American net sales increased 13.3% during the six months ended February 28, 2005 as compared to the six months ended February 29, 2004 primarily as a result of the increase in sales of React-NTI to its existing customer in North America.   Sales of React-NTI increased $901,212 to $2,276,133 for the six months ended February 28, 2005 as compared to $1,368,921 for the six months ended February 29, 2004.

The cost of sales as a percentage of net sales increased to 59.5% in the six months ended February 28, 2005 as compared to 56.8% in the six months ended February 29, 2004.  Additionally, general and administrative expenses and lab and technical support expenses as a percentage of the Company’s net sales increased in the six months ended February 28, 2005 as compared to the comparable period in 2004.  Selling expense decreased as a percentage of sales in the six months ended February 28, 2005 as compared to the comparable period in 2004.

Total net sales of all of the Company’s corporate joint ventures increased 28.9% during the six months ended February 28, 2005 as compared to the six months ended February 29, 2004 primarily as a result of an increase in demand and in the weakness of the United States dollar against foreign currency.  The Company receives fees for technical and other support services to its joint ventures based on the revenues of the individual joint ventures.  The Company recognized increased fee income for such technical and support services in the six months ended February 28, 2005 as compared to the six months ended February 29, 2004 as a result of the increase in total revenues from the joint ventures.  The Company incurs direct expenses related to its corporate joint ventures and holding companies.  Such expenses including consulting, travel, technical and marketing services to existing joint ventures, legal fees incurred in the establishment of new joint ventures, registration and promotion and legal defense of worldwide trademarks, and legal fees incurred in the filing of patent applications.  The Company incurred increased direct joint venture expenses in the six months ended February 28, 2005 as compared to the six months ended February 29, 2004 primarily as a result of increases in management and coordinator salaries, legal expenses and external consulting services.  The increased expenses related to Company efforts to build up the technical service support for the corporate joint ventures in the Beachwood, Ohio location.

The Company’s working capital was $3,026,054 at February 28, 2005, including $76,580 in cash and cash equivalents.  The Company had outstanding debt under the line of credit of $500,000 as of February 28, 2005.

Results of Operations

The following table sets forth our year to date results of operations for the six months ended February 28, 2005 and February 29, 2004.

	February 28, 2005	% of Net Sales	February 29, 2004	% of Net Sales	$ Change	% Change

Net sales	$7,310,568	100%	$6,451,326	100%	$859,242	13.3%
Cost of goods sold	4,348,048	59.5%	3,662,530	56.8%	685,518	18.7%
Selling expenses	1,333,351	18.2%	1,383,159	21.4%	(49,808)	(3.6)%
General and administrative expenses	1,478,594	20.2%	1,207,692	18.7%	270,902	22.4%
Lab and technical support expenses	$403,607	5.52%	$330,259	5.1%	$73,348	22.2%

The following table sets forth our results of operations for the second quarter (three months) ended February 28, 2005 and February 29, 2004.

	February 28, 2005	% of Net Sales	February 29, 2004	% of Net Sales	$ Change	% Change

Net sales	$3,478,352	100%	$3,386,647	100%	$91,705	2.7%
Cost of goods sold	1,988,460	57.2%	1,914,551	56.5%	73,909	3.9%
Selling expenses	691,456	19.9%	826,043	24.4%	(134,587)	(16.3)%
General and administrative expenses	766,799	22.0%	601,944	17.8%	164,855	27.4%
Lab and technical support expenses	$177,775	5.1%	$125,795	3.7%	$51,980	41.3%

Net Sales and Cost of Sales.  The Company’s net sales originating in the United States increased during the three and six months ended February 28, 2005 compared to February 29, 2004 primarily as a result of an increase in the volume of React-NTI products sold to an existing customer in North America.  Cost of sales increased as a percentage of net sales for the three and six months ended February 28, 2005 compared to February 29, 2004 primarily as a result of the increase in sales of React-NTI products that is sold at small gross profit margins in fiscal year 2005.

Selling Expenses.  The Company’s selling expenses decreased for the six months ended February 28, 2005 compared to February 29, 2004 primarily as a result of a combination of decreases in trade show expense of $18,000, travel expenses of $10,000, sales promotion materials of $13,000 and commissions to salespeople and commissions to manufacturer’s representatives totaling $60,000, offset by increases related to the hiring of new sales people of $44,000 and sales meeting expense $13,000.  Selling expenses decreased for the three months ended February 28, 2005 compared to February 29, 2004 due to the implementation of cost control provisions consistent with those above.  Expenses as a percentage of net sales decreased for the three and six months ended February 28, 2005 compared to February 29, 2004 primarily as a result of the increased in sales of React-NTI related products.   Additionally, the Company has been working to decrease travel and associated expenses as a cost control measure.

General and Administrative Expenses.  The Company’s general and administrative expenses increased for the six months ended February 28, 2005 compared to February 29, 2004 primarily as a result of increases in salaries of $90,000, consulting fees of $56,000, director’s fees and expense of $48,000, legal fees of $14,000, travel of $11,000, and information technology of $8,000.  The increases for the three months ended February 28, 2004 as compared to February 29, 2004 are proportional to the increases associated with the six month changes noted above.  As a percentage of net sales, general and administrative expenses increased for the three and six months ended February 28, 2005 compared to February 29, 2004 primarily as a result of the increase in spending as described above.

Lab and Technical Support Expenses.  The Company’s lab and technical support expenses increased for the six months ended February 28, 2005 compared to February 29, 2004 primarily as a result of increases in travel of $62,000, amortization of patents $16,000 and lab supplies of $41,000.  These increases are partially offset by decreases in employee benefits and salaries of $25,000.  The Company is spending more on lab and technical support in an effort to support our increased sales network and better serve our existing customers.  The increases for the three months ended February 28, 2004 as compared to February 29, 2004 are proportional to the increases associated with the six month changes noted above.  As a percentage of net sales, lab and technical support expenses increased for the three and six months ended February 28, 2005 compared to February 29, 2004 primarily as a result of the increase in expenses.

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

The Company had Equity in income of industrial chemical corporate joint ventures and holding companies of $884,701 and $620,826 for the six months ended February 28, 2005 compared to February 29, 2004, respectively and $358,496 and $341,759 for the three months ended February 28, 2005 compared to February 29, 2004.  The increase in equity in income was due to the significant increase in profitability from the corporate joint ventures as a whole.

The Company receives fees for technical and other support to the Company’s corporate joint ventures based on the revenues of the individual corporate joint ventures.  The Company recognized fee income for such support in the amounts of $2,004,271 and $1,595,143 for the six months ended February 28, 2005 and February 29, 2004, respectively and $987,018 and $839,214 for the three months ended February 28, 2005 compared to February 29, 2004.  The increase in fees for technical and other support to its corporate joint ventures was due to the significant increase in revenues from the corporate joint ventures as a whole.

The Company sponsors a worldwide corporate joint venture conference approximately every three to four years in which all of its corporate joint ventures are invited to participate.  The Company defers a portion of its royalty income received from its corporate joint ventures in each accounting period leading up to the next conference, reflecting that the Company has not fully earned the royalty payments received during that period.  The next corporate joint venture conference is scheduled to be held in September 2005.  There was $276,125 of deferred royalty income recorded within other accrued liabilities at February 28, 2004, related to this conference.  The deferred income is expected to be completely recognized as income in fiscal 2005 as expenses are incurred when the conference is held.  Expenses incurred to date for the September 2005 conference total $130,000.  The costs associated with these joint venture conferences are recognized as incurred, generally in the period in which the conference is held and immediately before.

The Company incurred direct expenses related to its corporate joint ventures and the holding companies of $1,295,901 and $2,499,374 for the three and six months ended February 28, 2005 compared to $1,008,118 and $1,585,677 for the same periods in 2004.  These expenses include: consulting, travel, technical and marketing services to existing joint ventures, legal fees regarding the establishment of new joint ventures, registration and promotion and legal defense of worldwide trademarks and legal fees incurred in the filing of patent applications for new technologies to which the Company acquired certain rights.  Increases for the six months ended February 28, 2005 compared to February 29, 2004 are attributable to increases in management and coordinator salaries of $563,000, Inter Alia commission and expense reimbursement of $130,000, group insurance of $49,000, travel expense of $126,000 and external consulting services of $105,000.  The increases for the three months ended February 28, 2004 as compared to February 29, 2004 are proportional to the increases associated with the six month changes noted above.  Such increased expenses derived from the Company efforts to build up the technical support for the corporate joint ventures out of the Beachwood, Ohio location.

Interest Income.  The Company’s interest income increased to $45,648 for the six months ended February 28, 2005 compared to $32,757 for the same period in 2004.

Interest Expense.  The Company’s interest expense increased to $3,314 for the six months ended February 28, 2005 compared to $0 for the same period in 2004, because the line of credit was utilized in the second quarter.

Income Before Income Taxes.  Income before income taxes decreased $397,644 to $173,636 for the six months ended February 28, 2005 compared to $571,280 for the same period in 2004.

Income Taxes - Income tax expense for the six months ended February 28, 2005 and February 29, 2004 was calculated based on management’s estimate of the Company’s annual effective income tax rate.  The Company’s annual effective income tax rate for fiscal 2005 is lower than the statutory rate primarily due to the Company’s equity in income of corporate joint ventures being recognized based on after-tax earnings of these entities.  To the extent joint ventures’ undistributed earnings are distributed to the Company, it is not expected to result in any material additional income tax liability after the application of foreign tax credits.

Liquidity and Capital Resources

Sources of Cash and Working Capital.  At February 28, 2005, the Company’s working capital was $3,026,054, including $76,580 in cash and cash equivalents, compared to working capital of $3,644,658, including $662,038 in cash and cash equivalents as of August 31, 2004.

In August 2004, the Company obtained a $500,000 revolving credit facility with National City Bank, which expires on December 31, 2005, subsequently the Company has increased the revolving credit facility to $1,000,000.  Outstanding amounts under the revolving credit facility bear interest at an annual rate based on LIBOR plus 2.25%.  Amounts borrowed under the facility are collateralized by a lien on substantially all of the Company’s assets, excluding its corporate joint venture interests and intellectual property rights.  $500,000 was outstanding under this facility as of February 28, 2005.  Significant financial covenants in the credit agreement include minimum fixed charge coverage of 1.0 to 1.0.  The Company did utilize up to $850,000 of the revolving credit facility subsequent to February 28, 2005, however, the current balance as of April 20, 2005 is $500,000.

Uses of Cash and Cash Flows.  Cash flows used in operations for the six months ended February 28, 2005 and 2004 were $1,209,759 and $284,311, respectively.  The net cash used in operations for the six months ended February 28, 2005 and 2004 resulted principally from net income being partially offset by the noncash equity income of industrial chemical joint ventures, and uses of cash for increases in operating assets more than offsetting net increases in operating liabilities.

Net cash provided by investing activities for the six months ended February 28, 2005 was $195,021 which resulted from dividends received from corporate joint ventures being offset by investments in corporate joint ventures and additions to property and equipment and industrial patents.  Net cash provided by investing activities for the six months ended February 29, 2004 was $249,157, which resulted from dividends received from corporate joint ventures and the sale of investments partially offset by investments in international joint ventures, additions to patents and additions to property and equipment.

Net cash provided by financing activities the six months ended February 28, 2005 was $426,280 which resulted primarily from borrowing on the line of credit and bank overdrafts being partially offset by dividends paid to shareholders.  Net cash used in financing activities for the six months ended February 29, 2004 was $184,262 which resulted primarily from dividends paid to shareholders.

Capital Expenditures and Commitments.  The Company has no material capital lease commitments as of February 28, 2005; however, the Company’s subsidiary has entered into a 15-year lease agreement for approximately 16,994 square feet of office, manufacturing, laboratory and warehouse space requiring monthly payments of $17,500 which are adjusted annually according to the annual consumer price index through November 2014.  The Company has no material commitments for capital expenditures.  The Company has no postretirement benefit plan and does not anticipate establishing any postretirement benefit program.

The Company entered into a commitment with Stratek Plastics Ltd. to loan them $600,000.  Prior to maturity, principal and any interest shall bear interest computed monthly at the rate of seven and one half percent (7.5%) per annum.  The loan is to be repaid on or before August 31, 2005.  As of February 28, 2005, $500,000 has been advanced for this commitment. The Company made an additional payment of $100,000 in March 2005.

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

Market Risk.  The Company is exposed to some market risk stemming from changes in foreign currency exchange rates, commodity prices and interest rates.  The Company is exposed to foreign currency exchange rate risk arising from its investments in its foreign corporate joint ventures and holding companies since the Company’s fees for technical support and other services and dividend distributions from these foreign entities are paid in foreign currencies.  The Company’s principal exchange rate exposure is with the Euro, the Japanese yen, Korean won and the English pound against the U.S. dollar.  The Company does not hedge against its foreign currency exchange rate risk.  Since the Company’s investments in its corporate joint ventures and holding companies are accounted for using the equity method, any changes in foreign currency exchange rates would be reflected as a foreign currency translation adjustment and would not change the equity in income of joint ventures and holding companies reflected in the consolidated statement of income.  Some raw materials used in the Company’s products are exposed to commodity price changes.  The primary commodity price exposures are with a variety of plastic resins.  Although the Company’s revolving credit facility bears interest at a rate based on LIBOR and thus may subject the Company to some market risk on interest rates, no amounts were outstanding under this facility as of February 28, 2005.

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

Accounts Receivable - The Company reviews customers’ credit history before extending unsecured credit and establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers and other information.  Accounts receivable over 30 days are considered past due for most customers. The Company does not accrue interest on past due accounts receivable. If accounts receivable in excess of the provided allowance are determined uncollectible, they are charged to expense in the year that determination is made. Accounts receivable have been reduced by an allowance for uncollectible accounts of $10,478 and $11,562 at February 28, 2005 and August 31, 2004, respectively.

Inventories - Inventories are recorded at the lower of cost (first-in, first-out basis) or market.

Property and Depreciation - Property and equipment are stated at cost.  Depreciation is computed using the straight-line method based on the estimated service lives of the various assets as follows:

Buildings and improvements	5-20 years
Machinery and equipment	3-10 years

Investments in Corporate Joint Ventures - Investments in Corporate Joint Ventures are accounted for using the equity method, except for React-NTI LLC which has been fully consolidated, starting February 28, 2005 due to the adoption of FIN 46R (See Note 2).  Intercompany profits on inventories held by the Corporate Joint Ventures that were purchased from the Company have been eliminated based on the Company’s ownership percentage in each corporate joint venture.  Periodically, the Company evaluates the investments for any impairment and assesses the future cash flow projections to determine if there are any going concern issues.  If an investment is determined to be impaired then a reserve would be created to reflect the impairment on the financial results of the Company.

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

Recoverability of Long-Lived Assets - The Company reviews its long-lived assets whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable.  The Company determines potential impairment by comparing the carrying value of the assets with expected net cash flows expected to be provided by operating activities of the business or related products.  Should the sum of the expected undiscounted future net cash flows be less than the carrying value, the Company would determine whether an impairment loss should be recognized.  An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the asset.  As of February 28, 2005, the Company did not consider any of its assets impaired.

Principles of Consolidation - The consolidated financial statements include the accounts of Northern Technologies International Corporation, its wholly owned subsidiary, NTI Facilities, Inc. and React-NTI LLC (See Note 2).  All significant intercompany transactions and balances have been eliminated in consolidation.

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

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.”  SFAS No. 148 is an amendment to SFAS No. 123 providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and also provides required additional disclosures about the method of accounting for stock-based employee compensation. The Company adopted the annual disclosure provision of SFAS No. 148 during the year ended August 31, 2003.  The Company chose to not adopt the voluntary change to the fair value based method of accounting for stock-based employee compensation, pursuant to SFAS No. 148.

The Company has adopted the disclosure-only provisions of SFAS No. 148, Accounting for Stock-Based Compensation.  Accordingly, no compensation cost has been recognized with respect to stock options.  Had compensation cost for stock options been determined based on the fair value methodology prescribed by SFAS 123, the Company’s net loss and net loss per share would have been reduced to the pro forma amounts.

In December 2004, FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, that focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”

 Beginning with our quarterly period that begins September 1, 2006, we will be required to expense the fair value of employee stock options and similar awards.  As a public company, we are allowed to select from two alternative transition methods, each having different reporting implications.  The impact of SFAS No. 123R has not been determined at this time.

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

ITEM 3 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  The Company’s management evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered in this Quarterly Report on Form 10-QSB.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures needed certain improvements.  The Company continues to evaluate methods to improve its disclosure controls and procedures and the Company intends to evaluate and remediate all weaknesses in its disclosure controls and procedures, as required by the rules promulgated under the Exchange Act and the Sarbanes-Oxley Act of 2002.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures did provide reasonable assurance of effectiveness as of the end of such period. The Company does not believe that these disclosure and internal control weaknesses resulted in any material misstatements in its consolidated financial statements contained in this Form 10-QSB.

Changes in Internal Controls

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended February 28, 2005 that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Recent Sales of Unregistered Equity Securities

During the six months ended February 28, 2005, the Company did not issue any equity securities that were not registered under the Securities Act of 1933.

Small Business Issuer Purchases of Equity Securities

The Company did not purchase any shares of its common stock or other securities during the six month period ended February 28, 2005.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Annual Meeting of Stockholders of the Company (Annual Meeting) was held on January 28, 2005.  The election of directors was voted on and approved by the Company’s stockholders at the Annual Meeting.  There were 3,581,982 shares of common stock entitled to vote at the meeting and a total of 3,245,228 shares or 90.6% were represented at the meeting.

The tabulation of votes is set forth as follows:

		FOR	WITHHELD

Kubik	Donald	2,675,070	570,158
Lee	Sunggyu	3,220,005	25,223
Lynch	Philip	2,662,285	582,943
Lynch	Patrick	2,674,795	570,433
Meng	Tao	2,668,135	577,093
Narayan	Ramani	3,226,640	18,588
Taylor	Stephan	2,674,770	570,458
Yakubovskaya	Tanya	2,668,135	577,093
Chenu	Pierre	3,218,217	27,011
Mayers	Mark	3,231,940	13,288
Stone	Mark	3,232,440	12,788

ITEM 5.          OTHER INFORMATION

None

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

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

Date: April 20, 2005	Matthew C. Wolsfeld, CPA
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized to Sign on Behalf of the Registrant)

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-QSB

FOR THE FISCAL QUARTER ENDED FEBRUARY 28, 2005

Exhibit No.	Description	Method of Filing

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith