Form 10QSB
period 2005-04-28
NORTHERN TECHNOLOGIES INTERNATIONAL CORP
filed 2005-07-15
CIK 875582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

(Mark one)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
May 31, 2005

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of July 15, 2005

Common Stock, $0.02 par value	3,585,992

Transitional Small Business Disclosure Format (check one):  YES   ☐   NO   ☒

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

FORM 10-QSB
May 31, 2005

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
AND SUBSIDIARIES- CONSOLIDATED BALANCE SHEETS (Unaudited)
as of MAY 31, 2005 and AUGUST 31, 2004

	May 31, 2005	August 31, 2004

		(Restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$546,192	$662,038
Receivables:
Trade excluding corporate joint ventures, less allowance for doubtful accounts of $15,478 and $11,562 at May 31, 2005 and August 31, 2004	1,889,940	1,669,265
Trade corporate joint ventures	430,038	459,213
Technical and other services, corporate joint ventures	1,073,799	1,233,563
Income taxes	295,861	362,172
Inventories	1,428,715	1,211,512
Prepaid expenses	124,881	113,454
Deferred income taxes	276,000	276,000

Total current assets	6,065,426	5,987,217
PROPERTY AND EQUIPMENT, net	761,213	779,672
OTHER ASSETS:
Investments in corporate joint ventures:
Industrial chemical	7,804,314	7,059,340
Industrial non-chemical	299,304	284,592
Deferred income taxes	354,000	354,000
Notes receivable and foreign deposit	2,030,854	1,429,817
Note from employee	88,212	107,331
Industrial patents, net	629,167	588,631
Goodwill	304,000	273,000
Other	318,593	308,902

	11,828,444	10,405,613

	$18,655,083	$17,172,502

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,330,971	$1,057,254
Borrowings made on line of credit	1,000,000	—
Accrued liabilities:
Payroll and related benefits	626,222	861,711
Deferred joint venture royalties	245,302	216,275
Other	175,251	207,319

Total current liabilities	3,377,746	2,342,559
DEFERRED GROSS PROFIT	20,000	30,000
MINORITY INTEREST	72,844	77,863
STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, authorized 10,000 shares, none issued and outstanding	—	—
Common stock, $0.02 par value per share; authorized 10,000,000 shares; issued and outstanding 3,585,992 and 3,581,992, respectively	71,720	71,640
Additional paid-in capital	4,122,184	4,105,584
Retained earnings	10,542,479	10,233,967
Accumulated other comprehensive income	448,110	310,889

Total stockholders’ equity	15,184,493	14,722,080

	$18,655,083	$17,172,502

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND
SUBSIDIARIES -CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
THREE AND NINE MONTHS ENDED MAY 31, 2005 AND MAY 31, 2004

	Three Months Ended		Nine Months Ended

	May 31, 2005	May 31, 2004	May 31, 2005	May 31, 2004

		(Restated)		(Restated)
NORTH AMERICAN OPERATIONS:
Net sales	$3,680,263	$3,869,331	$10,990,831	$10,320,657
Cost of goods sold	2,185,636	2,100,176	6,533,684	5,762,706

Gross profit	1,494,627	1,769,155	4,457,147	4,557,951
Operating expenses:
Selling	781,454	819,189	2,114,805	2,202,348
General and administrative	344,167	597,348	1,822,761	1,716,649
Lab and technical support	151,725	157,512	555,332	498,151

	1,277,346	1,574,049	4,492,898	4,417,148
NORTH AMERICAN OPERATING PROFIT (LOSS)	217,281	195,106	(35,751)	140,803
CORPORATE JOINT VENTURES AND HOLDING COMPANIES:
Equity in income of industrial chemical corporate joint ventures and holding companies	590,899	455,877	1,459,451	1,081,819
Equity in income of industrial non-chemical corporate joint ventures and holding companies	19,556	—	35,705	1,334
Equity in loss of business consulting corporate joint ventures	—	—	—	(6,250)
Fees for technical support and other services provided to corporate joint ventures	824,844	807,016	2,829,115	2,402,159
Expenses incurred in support of corporate joint ventures	(1,240,560)	(997,128)	(3,739,934)	(2,660,816)

INCOME FROM ALL CORPORATE JOINT VENTURES AND HOLDING COMPANIES	194,739	265,765	584,337	818,246
INTEREST INCOME	1,491	18,123	47,139	50,880
INTEREST EXPENSE	(9,949)	—	(13,263)	—
MINORITY INTEREST	9,053	33,721	3,789	74,066

INCOME BEFORE INCOME TAX EXPENSE	412,615	512,715	586,251	1,083,995
INCOME TAX EXPENSE	39,000	1,000	27,000	117,000

NET INCOME	$373,615	$511,715	$559,251	$966,995

NET INCOME PER COMMON SHARE:
Basic	$0.10	$0.14	$0.16	$0.27

Diluted	$0.10	$0.14	$0.16	$0.27

WEIGHTED AVERAGE COMMON SHARES ASSUMED OUTSTANDING:
Basic	3,582,036	3,625,950	3,585,007	3,610,949
Diluted	3,590,924	3,640,015	3,599,667	3,613,751
DIVIDENDS PER COMMON SHARE	—	—	$0.07	$0.05

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND
SUBSIDIARIES - CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
NINE MONTHS ENDED MAY 31, 2005 and MAY 31, 2004

	May 31, 2005	May 31, 2004

		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$559,251	$966,995
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation expense	156,571	118,089
Amortization expense	40,369	16,460
Minority interest income	(3,789)	(74,066)
Equity in (income) loss from corporate joint ventures:
Industrial chemical	(1,459,451)	(1,081,819)
Industrial non-chemical	(35,705)	(1,334)
Business consulting	—	6,250
Deferred gross profit	(10,000)	—
Deferred joint venture royalties	29,027	109,600
Loss on sale of equipment	—	27,527
Change in current assets and liabilities:
Receivables:
Trade excluding corporate joint ventures	(220,675)	(382,810)
Trade corporate joint ventures	29,175	(419,592)
Technical and other services receivables, corporate joint ventures	159,764	(75,871)
Income taxes	66,311	(111,881)
Inventories	(217,203)	36,929
Prepaid expenses and other	(16,381)	(54,443)
Employee note receivable	19,119	20,995
Accounts payable	273,717	415,957
Accrued liabilities	(267,557)	277,610

Net cash used in operating activities	(897,456)	(205,404)
CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of investments available for sale	—	1,028,205
Proceeds from the sale of property and equipment	—	9,550
Investment in joint ventures:
Industrial chemical	(80,591)	(465,000)
Industrial non-chemical	—	(61,750)
Business consulting	—	(6,250)
Dividends received from corporate joint ventures	956,976	667,247
Goodwill	(31,000)	(304,000)
Loans made	(806,383)	(151,511)
Cash received on loans	205,346	162,950
Additions to property and equipment	(138,080)	(219,864)
(Increase) Decrease in other assets	(9,691)	128,509
Additions to industrial patents	(80,908)	(301,633)

Net cash provided by investing activities	15,669	486,453
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(250,739)	(181,672)
Borrowings made on line of credit	1,000,000	—
Stock options exercised	16,680	—
Bank overdraft	—	(201,685)

Net cash provided by (used in) financing activities	765,941	(383,351)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(115,846)	(102,302)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	662,038	538,444

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$546,192	$436,142

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND
SUBSIDIARIES -  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.      INTERIM FINANCIAL INFORMATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all necessary adjustments, which are of a normal recurring nature, and present fairly the consolidated financial position of Northern Technologies International Corporation and its subsidiaries (the Company) as of May 31, 2005 and the results of their operations for the three and nine months ended May 31, 2005 and May 31, 2004, and their cash flows for the nine months ended May 31, 2005 and May 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s annual report on Form 10-KSB for the fiscal year ended August 31, 2004 and with the Management’s Discussion and Analysis or Plan of Operation section appearing in this quarterly report.  Operating results for the three and nine months ended May 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2005.

Certain fiscal year 2004 amounts have been reclassified to conform to fiscal year 2005 presentations.  These reclassifications had no effect on stockholders’ equity or net income, as previously reported.

2.      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Adoption of Accounting Pronouncement – FIN 46R

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”.  In December 2003, the FASB issued FIN 46R, “Consolidation of Variable Interest Entities, a revision of FIN 46” which addresses consolidation by business enterprises where equity investors do not bear the residual economic risks and rewards.  The provisions of FIN 46R are effective for interests in variable interest entities (VIE) for the Company as of May 31, 2005.

In accordance with FIN 46R, the Company has elected to consolidate React-NTI LLC as the Company holds 75% of the equity and 75% of the voting rights, and has made significant advances to React-NTI LLC.  Previously, the Company did not consolidate React-NTI LLC because under the terms of the joint venture agreement, there are certain matters requiring unanimous shareholder approval.  These rights represent substantive participating rights of the minority shareholder as defined in Emerging Issues Task Force (EITF) No. 96-16, “Investor’s Accounting for an Investee When the Investor has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights”.  Accordingly, the Company did not control React-NTI LLC and previously accounted for its investment under the equity method rather than by consolidation until the Company’s adoption of FIN 46R during its quarter ended May 31, 2005.

The Company has evaluated and considered for consolidation under FIN 46R certain 50% owned joint ventures due to outstanding loans that the Company has with the entities and officers of the Company who are owners of the entities.  The Company did not consolidate these entities as of May 31, 2005 as these conditions are considered temporary.  The Company will reevaluate whether to consolidate these entities as of August 31, 2005.

As encouraged under FIN 46R, the prior financial periods included in this report have been restated to reflect the consolidation of React-NTI LLC.  The following table summarizes the Company’s balance sheet as of August 31, 2004 and statement of operations for the three and nine months ended May 31, 2004, that were restated to reflect the adoption by the Company of FIN 46R and the consolidation of React-NTI LLC.

	As Originally Reported		As Currently Reported

	August 31, 2004	FIN 46 R Adjustments	August 31, 2004

CURRENT ASSETS	$5,436,750	$550,467	$5,987,217
PROPERTY AND EQUIPMENT, net	733,139	46,533	779,672
OTHER ASSETS	10,526,203	(120,590)	10,405,613
TOTAL ASSETS	16,696,092	476,410	17,172,502
CURRENT LIABILITIES	1,944,012	398,547	2,342,559
DEFERRED GROSS PROFIT	30,000		30,000
MINORITY INTEREST	—	77,863	77,863
STOCKHOLDERS’ EQUITY:	14,722,080	—	14,722,080
LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,696,092	$476,410	$17,172,502

	Three Months Ended			Nine Months Ended

	Originally Reported		Currently Reported	Originally Reported		Currently Reported

	May 31, 2004	FIN 46 R Adjustments	May 31, 2004	May 31, 2004	FIN 46 R Adjustments	May 31, 2004

NORTH AMERICAN OPERATIONS
Net sales	3,101,925	$767,406	$3,869,331	$8,184,330	$2,136,327	$10,320,657
Cost of goods sold	1,461,523	638,653	2,100,176	3,983,755	1,778,951	5,762,706

Gross profit	1,640,402	128,753	1,769,155	4,200,575	357,376	4,557,951
Operating expenses	1,375,907	198,142	1,574,049	3,907,015	510,133	4,417,148
NORTH AMERICAN OPERATING INCOME (LOSS)	264,495	(69,389)	195,106	293,560	(152,757)	140,803

INCOME FROM ALL CORPORATE JOINT VENTURES AND HOLDING COMPANIES	230,097	35,668	265,765	739,555	78,691	818,246
INTEREST INCOME	18,123	—	18,123	50,880	—	50,880
MINORITY INTEREST	—	33,721	33,721	—	74,066	74,066
INCOME BEFORE INCOME TAX EXPENSE	512,715	—	512,715	1,083,995	—	1,083,995
INCOME TAX EXPENSE	1,000	—	1,000	117,000	—	117,000

NET INCOME	$511,715	—	$511,715	$966,995	—	$966,995

In June 2005, FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20 and FASB Statement No. 3. The statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle.  SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005.  The statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154.  The Company does not expect the adoption of SFAS No. 154 to have a material effect on its financial statements.

3.      STOCK-BASED COMPENSATION

In accordance with Accounting Principles Board (APB) Opinion No. 25 and related interpretations, the Company uses the intrinsic value-based method for measuring stock-based compensation cost, which measures compensation cost as the excess, if any, of quoted market price of the Company’s common stock at the grant date over the amount the employee must pay for the stock.  The Company’s general policy is to grant stock options at fair value at the date of grant. The Company did not recognize any expense in the financial statements as they were all issued at fair market value.  Options and warrants issued to non-employees are recorded at fair value, as required by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”, using the Black-Scholes pricing method.

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.”  SFAS No. 148 is an amendment to SFAS No. 123 providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and also provides required additional disclosures about the method of accounting for stock-based employee compensation. The Company adopted the annual disclosure provision of SFAS No. 148 during the fiscal year ended August 31, 2003.  The Company chose to not adopt the voluntary change to the fair value based method of accounting for stock-based employee compensation, pursuant to SFAS No. 148.

The Company has adopted the disclosure-only provisions of SFAS No. 148, Accounting for Stock-Based Compensation.  Accordingly, no compensation cost has been recognized with respect to stock options.  Had compensation cost for stock options been determined based on the fair value methodology prescribed by SFAS 123, the Company’s net income and net income per common share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended		Nine Months Ended

	May 31, 2005	May 31, 2004	May 31, 2005	May 31, 2004

Net income:
As reported	$373,615	$511,715	$559,251	$966,995
Pro forma	$370,108	$511,715	$548,729	$925,765
Basic net income per common share
As reported	$0.10	$0.14	$0.16	$0.27
Pro forma	$0.10	$0.14	$0.15	$0.26
Diluted net income per share
As reported	$0.10	$0.14	$0.16	$0.27
Pro forma	$0.10	$0.14	$0.15	$0.26
Stock-based compensation, net:
As reported	$0	$0	$0	$0
Pro forma	$3,507	$0	$10,521	$41,230

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

The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions and results for the grants:

	May 31, 2005	May 31, 2004

Dividend yield	2.00%	2.00%
Expected volatility	43.3%	44.10%
Expected life of option	5 years	5 years
Average risk-free interest rate	3.43%	3.63%

In December 2004, FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, that focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”

Beginning with our quarterly period that begins September 1, 2006, we will be required to expense the fair value of employee stock options and similar awards.  As a public company, we are allowed to select from two alternative transition methods, each having different reporting implications.  The anticipated impact of SFAS No. 123R on our operating results has not been determined at this time.

4.      INVENTORIES

Inventories consisted of the following:

	May 31, 2005	August 31, 2004

Production materials	$383,705	$279,039
Finished goods	1,045,010	932,473

	$1,428,715	$1,211,512

5.      PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	May 31, 2005	August 31, 2004

Land	$29,097	$29,097
Buildings and improvements	861,227	793,389
Machinery and equipment	664,125	1,094,888

	1,554,449	1,917,374
Less accumulated depreciation	(793,236)	(1,137,702)

	$761,213	$779,672

6.      INDUSTRIAL PATENTS, NET

Industrial patents, net consisted of the following:

	May 31, 2005	August 31, 2004

Patents	$710,475	$629,569
Less accumulated amortization	(81,308)	(40,938)

	$629,167	$588,631

7.      NOTES RECEIVABLE AND FOREIGN DEPOSITS

Notes receivable and foreign deposits consisted of the following:

	May 31, 2005	August 31, 2004

Notes receivable from corporate joint venture partners	$357,994	$454,348
Notes receivable from other sources	1,227,391	$530,000
Foreign deposits	445,469	445,469

	$2,030,854	$1,429,817

8.      INVESTMENTS IN CORPORATE JOINT VENTURES

Composite financial information from the audited and unaudited financial statements of the Company’s joint ventures carried on the equity basis is summarized as follows:

	May 31, 2005	August 31, 2004

Current assets	$27,749,293	$19,560,576
Total assets	32,777,136	25,726,996
Current liabilities	12,470,807	7,332,920
Noncurrent liabilities	2,806,291	2,393,543
Joint ventures’ equity	17,499,828	16,000,580
Northern Technologies International Corporation’s share of Corporate Joint Ventures’ equity	$8,103,618	$7,343,932

	Three Months Ended		Nine Months Ended

	May 31, 2005	May 31, 2004	May 31, 2005	May 31, 2004

Net sales	$14,665,963	$10,895,713	$43,082,226	$32,956,549
Gross profit	6,886,027	5,594,398	20,621,346	16,243,855
Net income	1,378,942	491,973	3,064,050	1,970,982
Northern Technologies International Corporation’s share of equity in income of Corporate Joint Ventures	$610,455	$455,877	$1,495,156	$1,076,903

During the first nine months of fiscal 2005, the Company invested in corporate joint ventures as follows:

In October 2004 and March 2005, the Company invested $38,531 and $42,060, respectively, in a new industrial chemical corporate joint venture to develop operations in Canada.  The Company has a 50% ownership interest in the new entity.  The new entity had no operations prior to the Company’s investment.  It is anticipated that these are the first two installments towards the Company’s 50% capitalization of an estimated $100,000 to $150,000 over the next 12 months; however, there is currently no contractual commitment to the investment.  It is anticipated that the total capitalization by all owners of the joint venture will be between $200,000 and $300,000.

9.      CORPORATE DEBT

In August 2004, the Company obtained a $500,000 revolving credit facility with National City Bank, which was originally scheduled to expire on December 31, 2005.  In March 2005, the facility was increased to $1,000,000 and the expiration date was amended to January 31, 2006.  Outstanding amounts under the revolving credit facility bear interest at an annual rate based on LIBOR plus 2.25%.  As of May 31, 2005, the interest rate was 6.03%.  Amounts borrowed under the facility are collateralized by a lien on substantially all of the Company’s assets, excluding its corporate joint venture interests and intellectual property rights.  The credit documents contain other terms and provisions (including representations, covenants and conditions) customary for transactions of this type. Significant financial covenants include minimum fixed charge coverage of 1.0 to 1.0.  Other covenants include a prohibition on any merger or consolidation without prior consent of the lender and restrictions on future credit extensions and non-equity investments and the incurrence of additional indebtedness without the lender’s prior consent. The facility contains customary events of default, including nonpayment of principal or other amounts when due; breach of covenants; inaccuracy of representations and warranties; cross-default and/or cross-acceleration to other indebtedness; non-compliance with laws; certain voluntary and involuntary bankruptcy events; judgments entered against the Company; and a sale of material assets. If an event of default occurs and is continuing, the lender may, among other things, terminate its obligations thereunder and require the Company to repay all amounts thereunder.  As of May 31, 2005, $1,000,000 was outstanding under the facility.  The Company has the right to prepay the facility at any time without premium or penalty.

10.     STOCKHOLDERS’ EQUITY

During the nine months ended May 31, 2005, the Company did not purchase or retire any shares of common stock.  Stock options to purchase 4,000 shares of common stock were exercised on May 31, 2005, 2,000 of which had an exercise price of $5.00 per share and 2,000 of which had an exercise price of $3.34 per share.

11.     SUPPLEMENTAL CASH FLOW INFORMATION

On November 12, 2004, the Company’s Board of Directors declared a cash dividend of $0.07 per share that totaled $250,739 and was paid on December 17, 2004 to shareholders of record on December 3, 2004.

12.     TOTAL COMPREHENSIVE INCOME

The Company’s total comprehensive income was as follows:

	Three Months Ended		Nine Months Ended

	May 31, 2005	May 31, 2004	May 31, 2005	May 31, 2004

Net income	$373,615	$511,715	$559,251	$966,995
Other comprehensive income (loss) – foreign currency translation adjustment	(451,341)	(86,172)	137,221	507,173

Total comprehensive (loss) income	$(77,726)	$425,543	$696,472	$1,474,168

13.     NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding.  Diluted net income per share assumes the exercise of stock options using the treasury stock method, if dilutive.

14.     STOCKHOLDERS’ EQUITY

Options to purchase 2,000, 1,000 and 3,000 shares of common stock with per share exercise prices of $6.75, $5.50 and $6.15, respectively, were outstanding as of May 31, 2005, but were excluded from the computation of common share equivalents, because their exercise prices were greater than the average market price of a share of common stock.

The following table summarizes information about stock options outstanding and exercisable at May 31, 2005:

Option Grant Date	Per Share Exercise Prices	Remaining Contractual Life	Number of Options Outstanding (#)	Number of Options Exercisable (#)

9/1/2000	$ 6.75	0.3	2,000	2,000
2/9/2001	$ 5.50	0.7	1,000	1,000
9/1/2001	$ 5.00	1.3	6,000	6,000
2/15/2002	$ 4.56	1.7	38,000	38,000
9/1/2002	$ 3.34	2.3	6,000	4,000
9/1/2003	$ 5.30	3.3	8,000	2,667
9/1/2004	$ 5.25	4.3	10,000	0
11/12/04	$ 6.15	4.5	3,000	0

			74,000	53,667

15.     SEGMENT INFORMATION

Net sales by geographic location as a percentage of total net sales were as follows:

	Three Months Ended		Nine Months Ended

	May 31, 2005	May 31, 2004	May 31, 2005	May 31, 2004

Inside the U.S.A. to unaffiliated customers	73.4	61.1	78.6%	75.5%
Outside the U.S.A. to:
Corporate Joint Ventures in which the Company is a shareholder directly and indirectly	9.7	14.0	9.7%	9.8%
Unaffiliated customers	16.8	24.9	11.7%	14.7%

	100%	100%	100%	100%

Two of the Company’s customers accounted for approximately 36.5% and 31.1% of the Company’s net sales for the nine months ended May 31, 2005 and May 31, 2004, respectively, and 32.8% and 41.3% for the three months ended May 31, 2005 and May 31, 2004, respectively, and $426,538 and $627,092 of the Company’s receivables at May 31, 2005 and May 31, 2004, respectively.

16.     RELATED PARTY TRANSACTIONS

The Company paid reimbursement for travel and related expenses of $470,813 and $252,294 for the nine months ended May 31, 2005 and May 31, 2004, respectively, and $198,817 and $104,627 for the three months ended May 31, 2005 and May 31, 2004, respectively, to a financial and management consulting firm, Inter Alia, which beneficially owns 25.1% of the Company’s outstanding common stock, and of which the Company’s Chief Executive Officer and Chairman of the Board and the Company’s President of North American Operations are shareholders.  The management consulting firm earned commissions of approximately $88,558 and $75,740, for the nine months ended May 31, 2005 and May 31, 2004, respectively, and $3,250 and $31,399 for the three months ended May 31, 2005 and May 31, 2004 respectively, on the net proceeds of sales of the Company’s products.  In addition, the Company has paid health insurance premiums of $12,914 and $12,870 for the nine months ended May 31, 2005 and May 31, 2004, respectively, and $3,934 and $4,290 for the three months ended May 31, 2005 and May 31, 2004 respectively, related to policies that insure the Company’s Chief Executive Officer and Chairman of the Board.

The Company made consulting payments to Dr. Ramani Narayan of $25,000 on each of September 9, 2004, December 2, 2004, April 7, 2005 and June 14, 2005.  The consulting services rendered by Dr. Narayan related to research and development associated with various new technologies.  Dr. Narayan is a member of the Company’s Board of Directors.

The Company made a consulting payment to Dr. Sunggyu Lee of $50,000 on February 2, 2005 and another payment of $50,000 on June 6, 2005.  The consulting services rendered by Dr. Lee related to research and development associated with various new technologies.  Dr. Lee is a member of the Company’s Board of Directors.

The Company pays rent for its Beachwood office and lab location to a related party.  See Note 18.

17.     INCOME TAXES

Reconciliations of the expected income tax at the statutory rate with the provisions for income taxes are as follows:

	Three Months Ended		Nine Months Ended

	May 31, 2005	May 31, 2004	May 31, 2005	May 31, 2004

Tax computed at statutory rates	$142,000	$171,000	$194,000	$359,000
Tax effect on equity in income of international joint ventures	(203,000)	(120,000)	(504,000)	(290,000)
Tax effect on dividends received from corporate joint ventures	46,000	5,000	325,000	227,000
Other	54,000	(55,000)	12,000	(179,000)

	$39,000	$1,000	$27,000	$117,000

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

The Company loaned Stratek Plastics Ltd. $600,000 during the first nine months of fiscal year 2005.  Prior to maturity, principal and interest are computed monthly at the rate of seven and one half percent (7.5%) per annum.  The loan is to be repaid on or before August 31, 2005.

On April 28, 2005, the Company entered into a Settlement Agreement and Asset Purchase (the “Settlement Agreement”) with Excor Korrosionsforschung GmbH (“Excor”), Fibro-NTI Urun Gelistirme Ve Pazarlama Ticaret Anonim (“Fibro-NTI”), Acobal SAS (“Acobal”), Henkel KGaA and Henkel Surface Technologies SAS pursuant to which the Company agreed to settle certain litigation the Company and its 50% owned joint venture in France, Acobal SAS, commenced against Henkel Surface Technologies S.A.S. and Henkel KGaA.  Under the Settlement Agreement, the Company, Acobal and the Company’s 50% owned joint venture in Turkey, Fibro-NTI, agreed to purchase certain non-contact corrosion protection assets used by Henkel or its affiliates for EURO 1,500,000.  Of the EURO 1,500,000, the Company agreed to pay EURO 450,000, Acobal agreed to pay EURO 850,000 and Fibro-NTI agreed to pay EURO 200,000 for certain identified assets.  The closing of the various asset purchase transactions took place on June 1, 2005.  The Company borrowed EURO 450,000 to pay its portion of the EURO 1,500,000 from the other 50% owner of the Company’s joint venture in Germany.  In addition, both Acobal and Fibro-NTI also borrowed EURO 850,000 and EURO 200,000, respectively, from the other 50% owner of the Company’s joint venture in Germany to pay their respective portions of the EURO 1,500,000 purchase price for the Henkel assets.  The terms of these loans have not been formalized as of the date of this report.  In connection with the transaction, Henkel agreed to a three-year non-competition provision and agreed not to acquire more than 5% of the outstanding shares of the Company.  The Settlement Agreement also contains other terms and provisions (including representations, covenants and conditions) customary for transactions of this type.

19.     SUBSEQUENT EVENT

On June 24, 2005, the Company executed a purchase agreement to purchase a building and land for a new corporate headquarters in Circle Pines, Minnesota.  The agreement is to purchase a 40,000 square foot building and land for $1,500,000 and is expected to be financed with a 15-year mortgage.  The Company anticipates closing the transaction in April 2006 and selling its current facility in Lino Lakes, Minnesota.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Management’s Discussion and Analysis provides material historical and prospective disclosures intended to enable investors and other users to assess our financial condition and results of operations.  Statements that are not historical are forward-looking and involve risks and uncertainties discussed below under the caption “Forward-Looking Statements.”  The following discussion of the results of operations and financial condition of Northern Technologies International Corporation and its subsidiaries should be read in conjunction with our unaudited consolidated financial statements and the related notes thereto.

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

React-NTI LLC is an industrial chemical corporate joint venture of the Company that focuses on the development, manufacture and marketing of proprietary lines of bio-based additives with both industrial and personal care applications.  Based on cotton, soy, corn and other renewable resources, React-NTI products outperform many synthetically derived competing alternatives.  React-NTI’s target market includes NTIC’s existing industrial customer base, as well as the personal care/cosmetics industry.  As of February 28, 2005, the Company began fully consolidating this 75% owned subsidiary, which was previously accounted for using the equity method.

The Company conducts all foreign transactions based on the U.S. dollar, except for its investments in various foreign corporate joint ventures.  The exchange rate differential relating to investments in foreign corporate joint ventures is accounted for under the requirements of SFAS No. 52, Foreign Currency Translation.

The Company’s North American net sales increased 6.5% during the nine months ended May 31, 2005 as compared to the nine months ended May 31, 2004 primarily as a result of the increase in net sales of React-NTI to its existing customers in North America.   Net sales of React-NTI increased $992,963 to $3,129,290 for the nine months ended May 31, 2005 as compared to $2,136,327 for the nine months ended May 31, 2004.  Net sales decreased 4.9% for the three months ended May 31, 2005 compared to the three months ended May 31, 2004 primarily as a result of the decrease in the traditional Zerust® product line sales.

The cost of sales as a percentage of net sales increased to 59.4% and 59.4% in the three and nine months ended May 31, 2005, respectively, as compared to 54.3% and 55.8% in the three and nine months ended May 31, 2004, respectively.  Additionally, lab and technical support expense increased as a percentage of net sales in the three and nine months ended May 31, 2005 as compared to the respective comparable periods in 2004.  General and administrative expenses and selling expenses as a percentage of the Company’s net sales decreased in the three and nine months ended May 31, 2005 as compared to the respective comparable periods in 2004.

Total net sales of all of the Company’s corporate joint ventures increased 34.6% and 30.8% during the three and nine months ended May 31, 2005, respectively, as compared to the three and nine months ended May 31, 2004 primarily as a result of an increase in demand and the weakness of the United States dollar against foreign currency.  The Company receives fees for technical and other support services to its joint ventures based on the revenues of the individual joint ventures.  The Company recognized increased fee income for such technical and support services in the nine months ended May 31, 2005 as compared to the nine months ended May 31, 2004 as a result of the increase in total revenues from the joint ventures.  The Company incurs direct expenses related to its corporate joint ventures and holding companies.  Such expenses include consulting, travel, technical and marketing services to existing joint ventures, legal fees incurred in the establishment of new joint ventures, registration and promotion and legal defense of worldwide trademarks, and legal fees incurred in the filing of patent applications.  The Company incurred increased direct joint venture expenses in the nine months ended May 31, 2005 as compared to the nine months ended May 31, 2004 primarily as a result of increases in management and coordinator salaries, legal expenses and external consulting services.  The increased expenses related to Company efforts to build up the technical service support for the corporate joint ventures out of its Beachwood, Ohio location.

The Company’s working capital was $2,687,680 at May 31, 2005, including $546,192 in cash and cash equivalents.  The Company had outstanding debt under a revolving line of credit of $1,000,000 as of May 31, 2005.

Results of Operations

The following table sets forth our results of operations for the nine months ended May 31, 2005 and May 31, 2004.

	May 31, 2005	%of Net Sales	May 31, 2004	%of Net Sales	$ Change	% Change

Net sales	$10,990,831	100%	$10,320,657	100%	$670,174	6.5%
Cost of goods sold	6,533,684	59.5%	5,762,706	55.8%	770,978	13.4%
Selling expenses	2,114,805	19.2%	2,202,348	21.3%	(87,543)	(4.0)%
General and administrative expenses	1,822,761	16.6%	1,716,649	16.6%	106,112	6.2%
Lab and technical support expenses	$555,332	5.1%	$498,151	4.8%	$57,181	11.5%

The following table sets forth our results of operations for the three months ended May 31, 2005 and May 31, 2004.

	May 31, 2005	%of Net Sales	May 31, 2004	%of Net Sales	$ Change	% Change

Net sales	$3,680,263	100.0%	$3,869,331	100.0%	$(189,068)	(4.9)%
Cost of goods sold	2,185,636	59.4%	2,100,176	54.3%	85,460	4.1%
Selling expenses	781,454	21.2%	819,189	21.2%	(37,735)	(4.6)%
General and administrative expenses	344,167	9.4%	597,348	15.4%	(253,181)	(42.4)%
Lab and technical support expenses	$151,725	4.1%	$157,512	4.1%	$(5,787)	(3.7)%

Net Sales and Cost of Sales.  The Company’s net sales originating in the United States decreased during the three months ended May 31, 2005 compared to the same period in fiscal 2004 primarily as a result of a decrease in the traditional Zerust® product line sales.  However, net sales increased during the nine months ended May 31, 2005 compared to the same period in fiscal 2004 primarily as a result of an increase in the volume of React-NTI products sold to an existing customer in North America.  Cost of sales increased as a percentage of net sales for the three and nine months ended May 31, 2005 compared to the same period in fiscal 2004 primarily as a result of the increase in sales of React-NTI products that were sold at lower gross profit margins in fiscal year 2005.

Selling Expenses.  The Company’s selling expenses decreased for the nine months ended May 31, 2005 compared to the same period in fiscal 2004 primarily as a result of a combination of decreases in sales consulting payments of $46,000, travel expenses of $44,000, trade show expense of $19,000, sales promotion materials of $26,000 and commissions to salespeople and commissions to manufacturer’s representatives totaling $13,000, offset by increases related to the hiring of new sales people of $59,000 and sales meeting expense of $12,000.  Selling expenses decreased for the three months ended May 31, 2005 compared to the same period in fiscal 2004 due to the implementation of cost control provisions.  Expenses as a percentage of net sales decreased for the three and nine months ended May 31, 2005 compared to the same period in fiscal 2004 primarily as a result of the increase in sales of React-NTI related products.   Additionally, the Company has been working to decrease travel and associated expenses as a cost control measure.

General and Administrative Expenses.  The Company’s general and administrative expenses increased for the nine months ended May 31, 2005 compared to the same period in fiscal 2004 primarily as a result of increases in insurance of $72,000, Sarbanes-Oxley consulting fees of $36,000, director fees and expenses of $60,000, consulting fees of $15,000, and travel of $10,000, offset by decreases related to reduction in education expense of $34,000, legal of $25,000 and salary of $34,000  The increases for the three months ended May 31, 2005 as compared to the same period in fiscal 2004 were proportional to the increases associated with the nine month changes noted above.  As a percentage of net sales, general and administrative expenses increased for the three and nine months ended May 31, 2005 compared to the same period in fiscal 2004 primarily as a result of the increase in spending as described above.

Lab and Technical Support Expenses.  The Company’s lab and technical support expenses increased for the nine months ended May 31, 2005 compared to the same period in fiscal 2004 primarily as a result of increases in lab supplies and testing of $18,000 and consulting of $30,000.  The Company is spending more on lab and technical support in an effort to support our increased sales network and better serve our existing customers.  Lab and technical support expenses decreased slightly for the three months ended May 31, 2005 compared to the same period in fiscal 2004 due to the implementation of cost control provisions consistent with those described above.  As a percentage of net sales, lab and technical support expenses increased slightly for the three and nine months ended May 31, 2005 compared to the same period in fiscal 2004 primarily as a result of the increase in expenses.

International Corporate Joint Ventures and Holding Companies.  The Company continues its business program of establishing corporate joint venture arrangements in international markets directly or indirectly through holding companies.

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

The Company had equity in income of corporate joint ventures and holding companies of $1,495,156 for the nine months ended May 31, 2005 compared to $1,076,903 for the same period in fiscal 2004, and $610,455 for the three months ended May 31, 2005 compared to $455,877 for the same period in fiscal 2004.  The increase in equity in income was due to the significant increase in profitability from the corporate joint ventures as a whole.

The Company receives fees for technical and other support to the Company’s corporate joint ventures based on the revenues of the individual corporate joint ventures.  The Company recognized fee income for such support in the amount of $2,829,115 for the nine months ended May 31, 2005 compared to $2,402,159 for the same period in fiscal 2004, and $824,844 for the three months ended May 31, 2005 compared $807,016 for the same period in fiscal 2004.  The increase in fees for technical and other support to its corporate joint ventures was due to the significant increase in revenues from the corporate joint ventures as a whole.

The Company sponsors a worldwide corporate joint venture conference approximately every three to four years in which all of its corporate joint ventures are invited to participate.  The Company defers a portion of its royalty income received from its corporate joint ventures in each accounting period leading up to the next conference, reflecting that the Company has not fully earned the royalty payments received during that period.  The next corporate joint venture conference is scheduled to be held in September 2005.  There was $245,302 of deferred royalty income recorded within other accrued liabilities at May 31, 2005, related to this conference.  The deferred income is expected to be completely recognized as income in fiscal 2005 as expenses are incurred when the conference is held.  Expenses incurred to date for the September 2005 conference total $160,822.  The costs associated with these joint venture conferences are recognized as incurred, generally in the period in which the conference is held and immediately before.

The Company incurred direct expenses related to its corporate joint ventures and the holding companies of $1,240,560 and $3,739,934 for the three and nine months ended May 31, 2005, respectively, compared to $997,128 and $2,660,816 for the same periods, respectively, in fiscal 2004.  These expenses include: product and business development, consulting, travel, technical and marketing services to existing joint ventures, legal fees regarding the establishment of new joint ventures, registration and promotion and legal defense of worldwide trademarks and legal fees incurred in the filing of patent applications for new technologies to which the Company acquired certain rights.  Increases for the nine months ended May 31, 2005 compared to the same period in fiscal 2004 are attributable to increases in management and coordinator salaries of $112,000, Inter Alia expense reimbursement of $195,000, group insurance of $90,000, travel expense of $111,000, testing of $70,000, legal of $50,000 and external consulting services of $181,000.  The increases for the three months ended May 31, 2005 as compared to the same period in fiscal 2004 are proportional to the increases associated with the nine month changes noted above.  Such increased expenses derived from the Company efforts to build up the technical support for the corporate joint ventures out of the Beachwood, Ohio location.

Interest Income.  The Company’s interest income decreased slightly to $47,139 for the nine months ended May 31, 2005 compared to $50,880 for the same period in fiscal 2004.

Interest Expense.  The Company’s interest expense increased to $13,263 for the nine months ended May 31, 2005 compared to $0 for the same period in fiscal 2004, because the Company’s revolving line of credit was not utilized during fiscal 2004.

Income Before Income Taxes.  Income before income taxes decreased $497,745 to $586,251 for the nine months ended May 31, 2005 compared to $1,083,995 for the same period in fiscal 2004.

Income Taxes. Income tax expense for the nine months ended May 31, 2005 and May 31, 2004 was calculated based on management’s estimate of the Company’s annual effective income tax rate.  The Company’s annual effective income tax rate for fiscal 2005 is lower than the statutory rate primarily due to the Company’s equity in income of corporate joint ventures being recognized based on after-tax earnings of these entities.  To the extent joint ventures’ undistributed earnings are distributed to the Company, it is not expected to result in any material additional income tax liability after the application of foreign tax credits.

Liquidity and Capital Resources

Sources of Cash and Working Capital.  At May 31, 2005, the Company’s working capital was $2,687,680, including $546,192 in cash and cash equivalents, compared to working capital of $3,644,658, including $662,038 in cash and cash equivalents as of August 31, 2004.

In August 2004, the Company obtained a $500,000 revolving credit facility with National City Bank, which was originally scheduled to expire on December 31, 2005.  In March 2005, the facility was increased to $1,000,000 and the expiration date was amended to January 31, 2006.  Outstanding amounts under the revolving credit facility bear interest at an annual rate based on LIBOR plus 2.25%.  As of May 31, 2005, the interest rate was 6.03%.  Amounts borrowed under the facility are collateralized by a lien on substantially all of the Company’s assets, excluding its corporate joint venture interests and intellectual property rights.  The credit documents contain other terms and provisions (including representations, covenants and conditions) customary for transactions of this type. Significant financial covenants include minimum fixed charge coverage of 1.0 to 1.0.  Other covenants include a prohibition on any merger or consolidation without prior consent of the lender and restrictions on future credit extensions and non-equity investments and the incurrence of additional indebtedness without the lender’s prior consent. The facility contains customary events of default, including nonpayment of principal or other amounts when due; breach of covenants; inaccuracy of representations and warranties; cross-default and/or cross-acceleration to other indebtedness; non-compliance with laws; certain voluntary and involuntary bankruptcy events; judgments entered against the Company; and a sale of material assets. If an event of default occurs and is continuing, the lender may, among other things, terminate its obligations thereunder and require the Company to repay all amounts thereunder.  As of May 31, 2005, $1,000,000 was outstanding under the facility.  The Company has the right to prepay the facility at any time without premium or penalty.  The Company repaid $200,000 on the revolving credit facility subsequent to May 31, 2005, to bring the balance as of July 15, 2005 to $800,000.

The Company believes that a combination of its existing cash and cash equivalents, plus funds available through existing or anticipated financing arrangements and forecasted cash flows, will continue to be adequate to fund its operations, capital expenditures, debt repayments, dividend payments and stock repurchases for at least the next twelve months.

Uses of Cash and Cash Flows.  Cash flows used in operations for the nine months ended May 31, 2005 and 2004 were $897,456 and $205,404, respectively.  The net cash used in operations for the nine months ended May 31, 2005 and 2004 resulted principally from net income being partially offset by the noncash equity income of industrial chemical joint ventures, and uses of cash for increases in operating assets more than offsetting net increases in operating liabilities.

Net cash provided by investing activities for the nine months ended May 31, 2005 was $15,669, which resulted from dividends received from corporate joint ventures being offset by notes receivable, investments in corporate joint ventures and additions to property and equipment and industrial patents.  Net cash provided by investing activities for the nine months ended May 31, 2004 was $486,453, which resulted from dividends received from corporate joint ventures and the sale of investments partially offset by investments in international joint ventures, additions to patents and additions to property and equipment.

Net cash provided by financing activities for the nine months ended May 31, 2005 was $765,941, which resulted primarily from borrowing on the revolving line of credit being partially offset by dividends paid to shareholders.  Net cash used in financing activities for the nine months ended May 31, 2004 was $383,351, which resulted primarily from dividends paid to shareholders and bank overdrafts.

Capital Expenditures and Commitments.  The Company has no material capital lease commitments as of May 31, 2005; however, the Company’s subsidiary has entered into a 15-year lease agreement for approximately 16,994 square feet of office, manufacturing, laboratory and warehouse space requiring monthly payments of $17,500 which are adjusted annually according to the annual consumer price index through November 2014.  The Company has no postretirement benefit plan and does not anticipate establishing any postretirement benefit program.

The Company loaned Stratek Plastics Ltd. $600,000 during the first nine months of fiscal year 2005.  Prior to maturity, principal and interest are computed monthly at the rate of seven and one half percent (7.5%) per annum.  The loan is to be repaid on or before August 31, 2005.

On April 28, 2005, the Company entered into a Settlement Agreement and Asset Purchase (the “Settlement Agreement”) with Excor Korrosionsforschung GmbH (“Excor”), Fibro-NTI Urun Gelistirme Ve Pazarlama Ticaret Anonim (“Fibro-NTI”), Acobal SAS (“Acobal”), Henkel KGaA and Henkel Surface Technologies SAS pursuant to which the Company agreed to settle certain litigation the Company and its 50% owned joint venture in France, Acobal SAS, commenced against Henkel Surface Technologies S.A.S. and Henkel KGaA.  Under the Settlement Agreement, the Company, Acobal and the Company’s 50% owned joint venture in Turkey, Fibro-NTI, agreed to purchase certain non-contact corrosion protection assets used by Henkel or its affiliates for EURO 1,500,000.  Of the EURO 1,500,000, the Company agreed to pay EURO 450,000, Acobal agreed to pay EURO 850,000 and Fibro-NTI agreed to pay EURO 200,000 for certain identified assets.  The closing of the various asset purchase transactions took place on June 1, 2005.  The Company borrowed EURO 450,000 to pay its portion of the EURO 1,500,000 from the other 50% owner of the Company’s joint venture in Germany.  In addition, both Acobal and Fibro-NTI also borrowed EURO 850,000 and EURO 200,000, respectively, from the other 50% owner of the Company’s joint venture in Germany to pay their respective portions of the EURO 1,500,000 purchase price for the Henkel assets.  The terms of these loans have not been formalized as of the date of this report.  In connection with the transaction, Henkel agreed to a three-year non-competition provision and agreed not to acquire more than 5% of the outstanding shares of the Company.  The Settlement Agreement also contains other terms and provisions (including representations, covenants and conditions) customary for transactions of this type.

On June 24, 2005, the Company executed a purchase agreement to purchase a building and land for a new corporate headquarters in Circle Pines, Minnesota.  The agreement is to purchase a 40,000 square foot building and land for $1,500,000 and is expected to be financed with a 15-year mortgage.  The Company anticipates closing the transaction in April 2006 and selling its current facility in Lino Lakes, Minnesota.

Off-Balance Sheet Arrangements

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

Inflation and Seasonality

Inflation in the U.S. and abroad has historically had little effect on the Company.  The Company’s business is not historically seasonal.

Market Risk

The Company is exposed to some market risk stemming from changes in foreign currency exchange rates, commodity prices and interest rates.  The Company is exposed to foreign currency exchange rate risk arising from its investments in its foreign corporate joint ventures and holding companies since the Company’s fees for technical support and other services and dividend distributions from these foreign entities are paid in foreign currencies.  The Company’s principal exchange rate exposure is with the Euro, the Japanese yen, Korean won and the English pound against the U.S. dollar.  The Company does not hedge against its foreign currency exchange rate risk.  Since the Company’s investments in its corporate joint ventures and holding companies are accounted for using the equity method, any changes in foreign currency exchange rates would be reflected as a foreign currency translation adjustment and would not change the equity in income of joint ventures and holding companies reflected in the consolidated statement of income.  Some raw materials used in the Company’s products are exposed to commodity price changes.  The primary commodity price exposures are with a variety of plastic resins.  The Company’s revolving credit facility bears interest at a rate based on LIBOR and thus may subject the Company to some market risk on interest rates.  $1,000,000 was outstanding under this facility as of May 31, 2005.

Related Party Transactions

See note 16 to our consolidated financial statements for related party transaction disclosure.

Critical Accounting Policies

The preparation of our consolidated financial statements requires management to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Securities and Exchange Commission has defined a company’s most critical accounting policies as those that are most important to the portrayal of its financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the following critical accounting policies. Although we believe that our estimates and assumptions are reasonable, they are based upon information available when they are made. Actual results may differ significantly from these estimates under different assumptions or conditions.

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

Accounts Receivable - The Company reviews customers’ credit histories before extending unsecured credit and establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers and other information.  Accounts receivable over 30 days are considered past due for most customers. The Company does not accrue interest on past due accounts receivable. If accounts receivable in excess of the provided allowance are determined uncollectible, they are charged to expense in the year that determination is made. Accounts receivable have been reduced by an allowance for uncollectible accounts of $15,478 and $11,562 at May 31, 2005 and August 31, 2004, respectively.

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

Notes Receivable - The Company makes a determination based upon many financial and operating factors prior to issuing any notes receivable.  Additionally, an interest rate is determined based on the market rate of interest at that point in time.  Notes Receivable are evaluated quarterly to assess their collectabilty; if it is determined that the Notes Receivable are impaired then a reserve is created at that time.

Recoverability of Long-Lived Assets - The Company reviews its long-lived assets whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable.  The Company determines potential impairment by comparing the carrying value of the assets with expected net cash flows expected to be provided by operating activities of the business or related products.  Should the sum of the expected undiscounted future net cash flows be less than the carrying value, the Company would determine whether an impairment loss should be recognized.  An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the asset.  As of May 31, 2005, the Company did not consider any of its assets impaired.

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

Revenue Recognition - In recognizing revenue, the Company applies the provisions of the Securities and Exchange Commission Staff Accounting Bulletin 104, Revenue Recognition.  The Company recognizes revenue from the sale of its products when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured.  A portion of the gross profit on products shipped to the Company’s Corporate Joint Ventures is deferred until such products are sold by the Corporate Joint Ventures.

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

ITEM 3 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management evaluated, with the participation of its Chairman of the Board and Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of the end of the period covered by this report.  Based on that evaluation, the Chairman of the Board and Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely making known to them material information relating to the Company and the Company’s consolidated subsidiaries required to be disclosed in the Company’s reports filed or submitted under the Exchange Act.

Management is aware that there is a lack of segregation of duties due to the small number of employees dealing with general administrative and financial matters. However, management has decided that considering the employees involved and the control procedures in place, risks associated with such lack of segregation are insignificant and the potential benefits of adding employees to clearly segregate duties do not at this time justify the expenses associated with such increases.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended May 31, 2005 that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Recent Sales of Unregistered Equity Securities

During the three months ended May 31, 2005, the Company did not sell any equity securities that were not registered under the Securities Act of 1933.

Small Business Issuer Purchases of Equity Securities

The Company did not purchase any shares of its common stock or other equity securities of the Company during the three months ended May 31, 2005. The Board of Directors authorized on November 13, 2003, Matthew Wolsfeld, Chief Financial Officer of the Company, to repurchase on behalf of the Company, up to 100,000 shares of the Company’s common stock from time to time in accordance with applicable rules governing issuer stock repurchases.  Since being authorized, the Company has repurchased and retired 44,200 shares of common stock.

ITEM 5.     OTHER INFORMATION

On March 2, 2005, the Company entered into a Modification and Extension of Promissory Note (the “Modification Agreement”) with National City Bank pursuant to which the Company’s revolving credit facility was increased from $500,000 to $1,000,000 and the maturity date of the revolving note was changed from December 31, 2005 to January 31, 2006.  Outstanding amounts under the revolving note (the “Note”) bear interest at an annual rate based on LIBOR plus 2.25%.  Amounts borrowed under the Note are secured by a lien on substantially all of the Company’s assets, excluding its joint venture interests and intellectual property rights, under a Security Agreement.  The transaction documents contain other terms and provisions (including representations, covenants and conditions) customary for transactions of this type. Significant financial covenants are included in an Addendum to the Note and include the requirement of the Company to maintain at least a minimum fixed charge coverage ratio of 1.0 to 1.0.  Other covenants include a prohibition on any merger or consolidation without prior consent of National City Bank and restrictions on future credit extensions and non-equity investments and the incurrence of additional indebtedness without National City Bank’s prior consent. The Note contains customary events of default, including nonpayment of principal or other amounts when due; breach of covenants; inaccuracy of representations and warranties; cross-default and/or cross-acceleration to other indebtedness; non-compliance with laws; certain voluntary and involuntary bankruptcy events; judgments entered against the Company; and a sale of material assets. If an event of default occurs and is continuing under the Note, National City Bank may, among other things, terminate its obligations thereunder and require the Company to repay all amounts thereunder.  As of May 31, 2005, $1,000,000 was outstanding under the Note.  The Company has the right to prepay the Note at any time without premium or penalty.  The foregoing descriptions of the Note, Note Addendum, Security Agreement and Modification Agreement are qualified in their entirety by reference to a copy of the actual Note, Note Addendum, Security Agreement and Modification Agreement, which are filed as Exhibits 10.1, 10.2, 10.3 and 10.4, respectively, to this report and are incorporated herein by reference.  Before the entering into of the revolving credit facility, there was no material relationship between the Company and any of its affiliates, on the one hand, and National City Bank, on the other hand.

On April 28, 2005, the Company entered into a Settlement Agreement and Asset Purchase (the “Settlement Agreement”) with Excor Korrosionsforschung GmbH (“Excor”), Fibro-NTI Urun Gelistirme Ve Pazarlama Ticaret Anonim (“Fibro-NTI”), Acobal SAS (“Acobal”), Henkel KGaA and Henkel Surface Technologies SAS pursuant to which the Company agreed to settle certain litigation the Company and its

50% owned joint venture in France, Acobal SAS, commenced against Henkel Surface Technologies S.A.S. and Henkel KGaA.  Under the Settlement Agreement, the Company, Acobal and the Company’s 50% owned joint venture in Turkey, Fibro-NTI, agreed to purchase certain non-contact corrosion protection assets used by Henkel or its affiliates for EURO 1,500,000.  Of the EURO 1,500,000, the Company agreed to pay EURO 450,000, Acobal agreed to pay EURO 850,000 and Fibro-NTI agreed to pay EURO 200,000 for certain identified assets.  The closing of the various asset purchase transactions took place on June 1, 2005.  The Company borrowed EURO 450,000 to pay its portion of the EURO 1,500,000 from the other 50% owner of the Company’s joint venture in Germany.  In addition, both Acobal and Fibro-NTI also borrowed EURO 850,000 and EURO 200,000, respectively, from the other 50% owner of the Company’s joint venture in Germany to pay their respective portions of the EURO 1,500,000 purchase price for the Henkel assets.  The terms of these loans have not been formalized as of the date of this report.  In connection with the transaction, Henkel agreed to a three-year non-competition provision and agreed not to acquire more than 5% of the outstanding shares of the Company.  The Settlement Agreement also contains other terms and provisions (including representations, covenants and conditions) customary for transactions of this type.  The foregoing description of the Settlement Agreement is qualified in its entirety by reference to a copy of the actual Purchase Agreement, which is filed as Exhibit 10.5 to this report and is incorporated herein by reference.  Before the entering into of the Settlement Agreement, there was no material relationship between the Company and any of its affiliates, on the one hand, and Henkel KGaA and Henkel Surface Technologies SAS, on the other hand.

On June 24, 2005, the Company entered into a Purchase Agreement with Circle Pines Mainstreet II, LLC pursuant to which the Company agreed to purchase certain real estate and a 40,000 square feet building on such real estate for a new corporate headquarters located in Circle Pines, Minnesota for $1,500,000.  The purchase is expected to be financed with a 15-year mortgage.  The closing of the transaction is subject to certain customary terms and conditions.  The Company anticipates that the closing of the transaction should occur in April 2006.  The Purchase Agreement also contains other terms and provisions (including representations, covenants and conditions) customary for transactions of this type.  The foregoing description of the Purchase Agreement is qualified in its entirety by reference to a copy of the actual Purchase Agreement, which is filed as Exhibit 10.6 to this report and is incorporated herein by reference.  Before the entering into of the Purchase Agreement, there was no material relationship between the Company and any of its affiliates, on the one hand, and Circle Pines Mainstreet II, LLC, on the other hand.

ITEM 6.     EXHIBITS

          The following exhibits are being filed or furnished with this quarterly report on Form 10-QSB:

Exhibit No.	Description

10.1	Commercial Note: Revolving Credit dated August 6, 2004 by Northern Technologies International Corporation payable to National City Bank
10.2	Commercial Note Addendum dated August 6, 2004 between Northern Technologies International Corporation and National City Bank
10.3	Security Agreement dated August 6, 2004 between Northern Technologies International Corporation and National City Bank
10.4	Modification and Extension of Promissory Note dated March 2, 2005 between Northern Technologies International Corporation and National City Bank
10.5

Settlement Agreement and Asset Purchase dated April 28, 2005 among Northern Technologies International Corporation, Excor Korrosionsforschung GmbH, Fibro-NTI Urun Gelistirme Ve Pazarlama Ticaret Anonim, Acobal SAS, Henkel KGaA and Henkel Surface Technologies SAS

10.6	Purchase Agreement dated June 24, 2005 between Circle Pines Mainstreet II, LLC and Northern Technologies International Corporation
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

Date: July 15, 2005	Matthew C. Wolsfeld, CPA
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized to Sign on Behalf of the Registrant)

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-QSB

FOR THE FISCAL QUARTER ENDED MAY 31, 2005

Exhibit No.	Description	Method of Filing

10.1	Commercial Note: Revolving Credit dated August 6, 2004 by Northern Technologies International Corporation payable to National City Bank	Filed herewith
10.2	Commercial Note Addendum dated August 6, 2004 between Northern Technologies International Corporation and National City Bank	Filed herewith
10.3	Security Agreement dated August 6, 2004 between Northern Technologies International Corporation and National City Bank	Filed herewith
10.4	Modification and Extension of Promissory Note dated March 2, 2005 between Northern Technologies International Corporation and National City Bank	Filed herewith
10.5

Settlement Agreement and Asset Purchase dated April 28, 2005 among Northern Technologies International Corporation, Excor Korrosionsforschung GmbH, Fibro-NTI Urun Gelistirme Ve Pazarlama Ticaret Anonim, Acobal SAS, Henkel KGaA and Henkel Surface Technologies SAS

Filed herewith
10.6	Purchase Agreement dated June 24, 2005 between Circle Pines Mainstreet II, LLC and Northern Technologies International Corporation	Filed herewith
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith