Form 10KSB
period 2005-08-31
NORTHERN TECHNOLOGIES INTERNATIONAL CORP
filed 2005-11-21
CIK 875582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10-KSB

(Mark one)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2005

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Report or any amendment to this Report.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2) of the Exchange Act).

YES ☐	NO ☒

The Registrant’s revenues for the fiscal year ended August 31, 2005 were $14,945,324.

As of November 18, 2005, 3,589,993 shares of common stock of the Registrant were outstanding, and the aggregate market value of the common stock of the Registrant as of that date (based upon the $5.90 per share closing sale price of the Common Stock on that date as reported on the American Stock Exchange), excluding 1,069,041 outstanding shares beneficially owned by directors and executive officers, was $14,873,617.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-KSB incorporates by reference information (to the extent specific sections are referred to herein) from the registrant’s Proxy Statement for its 2006 Annual Meeting of Stockholders to be held January 30, 2006.

Transitional Small Business Disclosure Format (check one):

YES ☐	NO ☒

PART I

This Annual Report on Form 10-KSB contains certain forward-looking statements.  For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, including those set forth in the section below entitled “Item 1.  Description of Business – Forward-Looking Statements” and in “Item 6.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report.

As used in this report, references to “NTIC,” the “Company,” “we,” “our” or “us,” unless the context otherwise requires, refer to Northern Technologies International Corporation and its wholly owned subsidiary.

NTIC  owns or has the rights to use various trademarks, trade names or service marks used in this Report, including ZERUST,® Excor® and AXXA™.

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

On September 30, 2003, the Company invested in React-NTI LLC. As of February 28, 2005, the Company began fully consolidating this 75% owned subsidiary, which was previously accounted for using the equity method.  Prior financial periods included in this Report have been restated to reflect the consolidation of React-NTI.

(b)     Business of the Company

General

The Company focuses on developing, marketing and selling proprietary environmentally responsible materials science based products and technical services in over 50 countries worldwide via a network of joint ventures.  In fiscal 2005, the Company’s primary revenues derived from the sales of ZERUST® rust and corrosion inhibiting packaging products and services to the automotive, electronics, electrical, mechanical, military and retail consumer markets. During this same period, the Company also received revenues from sales of proprietary new technologies including anti-abrasion ink additives, as well as bio-based sintered metal mold release agents, bio-solvents, bio-emollients, bio-cleaners, bio-lubricants and fully bio-degradable plastic packaging..  In a concerted effort to extend the Company’s proprietary technologies, the Company engages in extensive scientific research and development programs in the areas of material science and corrosion protection.

Corporate Joint Ventures and Holding Companies

The Company participates in several corporate joint venture arrangements, which the Company categorizes into three principal areas: industrial chemical, non-industrial chemical and business consulting.

The Company’s industrial chemical corporate joint ventures currently primarily focus on the manufacturing, marketing and distribution of ZERUST® industrial corrosion inhibiting packaging products.  Both the Company and the Company’s corporate joint venture in Germany, Excor Korrosionsschutz – Technologien und Produkte GmbH (“Excor”), through Excor’s wholly owned subsidiary Excor Korrosionsforschung GmbH, manufacture and supply the industrial chemical corporate joint ventures with the essential additives required (“Masterbatch”) to make ZERUST® industrial corrosion inhibiting packaging products functional.  Each individual joint venture is then responsible for manufacturing, marketing and selling the finished products in the respective countries assigned to it.  The Company’s corporate joint venture partners are knowledgeable in the applicable environmental, labor, tax and other requisite regulations and laws of the respective foreign countries in which they operate, as well as the local customs and business practices.

React-NTI LLC is an industrial chemical corporate joint venture of the Company that focuses on the development, manufacture and marketing of proprietary lines of bio-based additives with both industrial and personal care applications.  Based on cotton, soy, corn and other renewable resources, React-NTI products outperform many synthetically derived competing alternatives.  React-NTI’s target markets currently include metal parts manufactures, ink manufacturers, and personal care and cosmetics manufacturers.

The Company has a 50% ownership interest in NTI ASEAN, LLC for its corporate joint venture investments in the ASEAN region.  Taiyo Petroleum Gas Co. Ltd., the Company’s existing joint venture partner in Japan, owns the remaining 50% ownership interest in NTI ASEAN, LLC.

The Company has a 50% ownership interest in Northern Instruments Corporation LLC for its corporate joint venture investments in Mütec GmbH in Germany.  Taiyo Petroleum Gas Co. Ltd., the Company’s existing joint venture partner in Japan, owns the remaining 50% ownership interest in Northern Instruments Corporation LLC.  Northern Instruments Corporation LLC then owns 80% of Mütec GmbH.  Mütec GmbH manufactures proprietary electronic sensing instruments, which it sells through distribution as well as certain corporate joint ventures

The Company’s business consulting corporate joint ventures utilize various government and military associations to develop new sales leads and potential investment opportunities.

The following table sets forth a list of the Company’s corporate joint ventures as of August 31, 2005, indicating which joint ventures are industrial chemical, which is non-industrial chemical and which are business consulting, the country in which the joint venture is organized, the Company’s ownership percentage in each joint venture and the date of the Company’s original investment in each joint venture:

Joint Venture Name	Country	NTIC Percent (%) Ownership	Calendar Year of Original Investment

INDUSTRIAL CHEMICAL CORPORATE JOINT VENTURES
TAIYONIC LTD.	Japan	50%	1987
ACOBAL SAS	France	50%	1990
ZERUST-NIC CORP.	Taiwan*	25%	1990
EXCOR GmbH	Germany	50%	1991
ST ZERUST (SEA) PTE. LTD	Singapore*	35%	1991
ZERUST AB	Sweden	50%	1991
NTI-ZERUST INIBIDORES DE CORROSÃO VCI LTDA.	Brazil	50%	1993
EUROMASCH	Austria	50%	1994
MOSTNIC	Russia	50%	1994
KOREA ZERUST CO., LTD.	South Korea	25%	1994
ZERUST OY	Finland	50%	1995
ACOR S.R.L.	Italy	50%	1996
ZERUST (U.K.) LTD.	United Kingdom	50%	1997
FATRA-NTI S.R.O.	Czech Republic	50%	1997
EXCOR SP. Z.O.O.	Poland	50%	1998
SPECIALTY - NTIA CO. LTD.	Thailand*	25%	1998
TIANJIN ZERUST CO.	China*	25%	2000
HARITA-NTI	India	50%	2000
CHONG WAH-NTIA SDN. BHD.	Malaysia*	25%	2000
ZERUST PHILIPPINES	Philippines*	50%	2001
FIBRO NTI JOINT STOCK CO.	Turkey	50%	2002
ZERUST CONSUMER PRODUCTS, LLC	United States	50%	2002
ZERUST BV	Holland	50%	2003
REACT-NTI, LLC***	United States	75%	2003
POLYMER ENERGY LLC	United States	50%	2003
NON-INDUSTRIAL CHEMICAL CORPORATE JOINT VENTURES
MUTEC GMBH	Germany**	40%	2002
BUSINESS CONSULTING CORPORATE JOINT VENTURES
ART AVILES ASSOCIATES	United States	25%	2000

*	Indirect ownership interest through NTI ASEAN, LLC

**	Indirect ownership through Northern Instruments Corporation LLC

***	React-NTI LLC is fully consolidated on the financial statements (See Note #2).

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

Products

The Company currently derives revenues from the following product lines:

Corrosion Prevention: The Company primary sales currently derive from developing, manufacturing, marketing and selling ZERUST® rust and corrosion inhibiting packaging products and services.  Corrosion negatively affects metal products and components.  This applies to the rusting of ferrous metals (iron and steel) and the deterioration by oxidation of nonferrous metals (aluminum, copper, brass, etc.).  In combating corrosion, the traditional approach has been to apply oils and greases to protect metal parts.  This approach commonly requires specialized application and removal equipment.  In addition, the oils and greases may pose unacceptable health and fire hazards and also may collect and trap dirt and debris that, in some cases initiate corrosion.  Chemical solvents and specialized safety equipment that introduce additional health and hazardous waste disposal problems may be necessary.

The Company’s ZERUST® corrosion inhibiting packaging products may eliminate or reduce the use of oils and greases to inhibit corrosion.  The Company’s ZERUST® formulations contain proprietary nontoxic chemical systems (primarily using food additives) that passivate metal surfaces and thereby inhibit rust and corrosion.  The corrosion-inhibiting protection is maintained as long as the metal products to be protected remain enclosed within the ZERUST® package.  Electron scanning further shows that once the contents are removed from the ZERUST® package, the ZERUST® protection dissipates from the contents’ surfaces within two hours, leaving a clean, dry and corrosion-free metal component.  This mechanism of corrosion protection enables the Company’s customers to easily package metal objects for rust-free shipment or long-term storage.  Furthermore, by eliminating costly greasing and degreasing processes and/or significantly reducing the use of oils to inhibit corrosion, the Company’s ZERUST® technology provides its customers significant savings in labor, material and capital expenditures for equipment to apply, remove and dispose of oil and grease, as well as the attendant environmental problems, as compared to traditional methods of corrosion prevention.

The Company developed the first means of combining corrosion inhibiting chemical systems with polyethylene and polypropylene resins.  Combining ZERUST® chemical systems with polyethylene and polypropylene resins permitted the Company to introduce to industry a line of packaging products in the form of low and high density polyethylene bags and shroud film, stretch, shrink, skin and bubble cushioning film, woven scrim, foam sheeting, profile and corrugated board, thermoformed dunnage trays and bins, injection and blow molded products and flat netting, thereby giving packaging engineers an opportunity to ship and store ferrous, nonferrous and mixed multi-metal products in a clean, dry and corrosion-free condition, with an attendant overall savings in total packaging cost.  This industrial product line has since been expanded to also include items such as ZERUST® gun cases and car covers targeted at retail consumers.

The Company has also developed additives in liquid form to imbue corrugated cardboard, solid fiber and chipboard packaging materials with corrosion protection properties.  Additionally, the Company provides a line of metal surface treatment liquids, which are oil, water and bio-solvent based, marketed under the AXXA™ brand name.  More detailed product information is available at www.zerust.com.

Bio-based chemical additives: The Company’s React-NTI, LLC joint venture revenues are primarily derived from the sales of MR-101 and MR-102 anti-abrasion ink additives.  The ink industry uses these additives to ensure ink does not “rub off” the pages of magazines and books.

React-NTI’s renewable resource based industrial chemical additive sales in fiscal 2005 also came from a patented sintered metal mold release agent sold under the brand name SERAVAT™.  SERAVAT™ significantly increases the “green strength” of powder metal parts as they are ejected from their molds.  The increase in green strength leads to much higher process yields for the user, especially in stainless steel applications, thereby significantly lowering their production costs.

React-NTI’s renewable resource based personal care chemical additive sales in fiscal 2005 included Farona™ line of patented micronized cotton and corn powders.  End user applications for these additives included deodorants, pressed powder products and loose powder products.   Further sales came from patented Enviropure™ emollient gels that consist of a soy and canola base petrolatum replacement, as well as Envirosolve™ soy and canola base solvents that were used, among other applications, as a successful acetone replacement.   More detailed product information is available at www.react-nti.com.

Biodegradable (Compostable) Plastics: In July of 2005, the Company received its first orders for Natur-Tec™ packaging products produced using proprietary biodegradable plastics technologies.  Patents and trade secrets allow the Company to produce biodegradable (compostable) plastics with significantly greater mechanical strength properties in comparison to competitive products currently available in the market at a significantly lower price.

Electronic Measuring Instrument: The Company’s Mütec GmbH joint venture develops, manufactures and sells proprietary electronics components including signal converters, Input-Output interfaces, bulk goods property measurement instruments, and process sensor technologies.   More detailed product information is available at www.muetec.de.

Manufacturing

The Company produces its proprietary ZERUST® additives and products at its facility in Lino Lakes, Minnesota.  The Company’s other products are produced according to Company specification by selected contractors under a trade secrecy agreement and/or a license agreement.

The Company is ISO 9001 certified with respect to the manufacturing of its products and ISO 14000 certified with respect to environmental management standards.  The Company believes that the process of ISO 9001 certification serves as an excellent total quality management tool, enabling the Company to ensure consistency in the performance of its products.  The Company believes that the process of ISO 14000 certification serves as an excellent tool for the Company to continuously improve its environmental performance.  In addition, because potential customers may prefer or require manufacturers to have achieved ISO certification, such ISO certifications may provide the Company with certain competitive advantages.

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

Internationally, the Company has entered into several joint venture and similar arrangements with foreign partners (either directly or through NTI ASEAN, LLC).  Pursuant to these arrangements, the Company and/or Excor, the Company’s corporate joint venture in Germany, supply certain proprietary additives to the Company’s foreign joint venture entities, which, in turn, provide for the international manufacture and marketing of ZERUST® and other finished products.  The Company receives fees for providing technical support and marketing assistance to its joint ventures in accordance with the terms of the joint venture arrangements.

Competition

The Company is aware of other organizations that manufacture and market products, which compete with the Company’s products.  The Company evaluates competing products on an ongoing basis.  Some of the Company’s competitors are established companies that may have financial and other resources greater than those of the Company.  Additionally, some of these companies may have achieved significant market acceptance of their competing products and brand recognition.  The Company competes with such companies through technical innovation and by attempting to provide the highest level of technical service and applications engineering.

Customers

Two of the Company’s North American customers accounted for, in the aggregate, approximately 35.3% and 33.7% of the Company’s net sales for the fiscal years ended August 31, 2005 and 2004 respectively, and $637,787 and $371,283 of the Company’s receivables at August 31, 2005 and 2004, respectively.

Research and Development

The Company’s research and development activities are directed at improving existing products, developing new products and improving quality assurance through improved testing of the Company’s products. In 1997, the Company’s joint venture in Germany, Excor, established a wholly owned subsidiary, Excor Korrosionsforschung GmbH, to conduct research into new fields of corrosion inhibiting packaging and the applications engineering of such products in conjunction with the Company’s domestic research and development operation. Today, the Company’s internal research and development activities are conducted at its facilities located in Lino Lakes, Minnesota; Beachwood, Ohio, Dresden, Germany, and various international locations under the direction of internationally known scientists and research institutes under exclusive contract to the Company with respect to the subject of their respective research efforts.  The conduct of the Company’s research and development activities outside Minnesota, Ohio and Germany, as with the results of the Company’s research and development efforts conducted with the expert consulting support of Dr. Ramani Narayan and Dr. Sunggyu Lee, frequently results in development of intellectual property rights for the Company.  The Company spent $1,292,143 in fiscal 2005 and $1,670,014 in fiscal 2004 in connection with its research and development activities and project to spend over $1,800,000 in fiscal 2006.  These fees are accounted for in the “Expenses incurred in support of corporate joint ventures” section of the income statement.

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

In 1979, the Company developed and patented the first polyolefin (plastic) based industrial corrosion inhibiting packing material in the world.  The U.S. patent granted under this patent application became the most important intellectual property right in the Company’s history.  This patent expired in 2000.  The Company has since filed for nine letters patent in the U.S. covering various corrosion inhibiting technologies, systems and applications since the expiration of the initial patent. These patent applications have all been extended to the countries of the Patent Cooperation Treaty of relevance to the Company. In addition, the Company’s joint venture partner in Germany, Excor, has also filed three patent applications for proprietary new corrosion inhibiting technologies, to which the Company and its other joint venture partners in the rest of the world will have equal rights.

The Company is also seeking additional patent protection covering various host materials into which its corrosion inhibiting additives and other protective features can be incorporated and proprietary new process technologies and chemical formulations outside the area of corrosion protection.

In addition to seeking patent protection, the Company has also pursued protection of its trademarks in the U.S., both Western and Eastern Europe, and Asia primarily.  The Company owns the following U.S. registered trademarks:  ZERUST®, COR TAB®, Defectoscopy®, Komanit®, NTI® and globe design logo,  Zerust®, NTI - Globe Design, Plastabs®, The Zerust People®, Excor®.  The Company also has a registered trademark on the use of the color yellow with respect to corrosion inhibiting packaging.  The ZERUST® and Excor® marks have also been registered in the European Union and various other Asian and South American countries.

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

Backlog

The Company had order backlog of $255,000 as of August 31, 2005 compared to $224,000 as of August 31, 2004.  These are orders that are held by the Company pending release instructions from the customers to be used in just-in-time production.  Customers generally place orders on an “as needed” basis and expect delivery within a relatively short period of time.

Availability of Raw Materials

The Company does not carry excess quantities of raw materials or purchased parts because of widespread availability for such materials and parts from various suppliers.

Employees

As of August 31, 2005, the Company had 41 full-time employees located in the United States, consisting of 14 in administration, 11 in sales and marketing, 11 in research and development and lab, 4 in production and 1 person responsible for international coordination. There are no unions representing the Company’s employees and the Company believes that its relations with employees are good.

Forward-Looking Statements

This Report contains not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and is subject to the safe harbor created by those sections.  In addition, the Company or others on its behalf may make forward-looking statements from time to time in oral presentations, including telephone conferences and/or web casts open to the public, in press releases or reports, on the Company’s Internet web site or otherwise.

All statements other than statements of historical facts included in this Report that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future are forward-looking statements including, in particular, the statements about the Company’s plans, objectives, strategies and prospects regarding, among other things, its financial condition, results of operations and business.  The Company has identified some of these forward-looking statements with words like “believe,” “may,” “could,” “might,” “forecast,” “possible,” “potential,” “project,” “will,” “should,” “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate,” “approximate” or “continue” and other words and terms of similar meaning.  These forward-looking statements may be contained in the notes to the Company’s consolidated financial statements and elsewhere in this Report, including under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

The Company wishes to caution readers not to place undue reliance on any forward-looking statement that speaks only as of the date made and to recognize that forward-looking statements are predictions of future results, which may not occur as anticipated.  Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described under the heading “Risk Factors” below, as well as others that the Company may consider immaterial or does not anticipate at this time. Although the Company believes that the expectations reflected in its forward-looking statements are reasonable, the Company does not know whether its expectations will prove correct.  The Company’s expectations reflected in its forward-looking statements can be affected by inaccurate assumptions the Company might make or by known or unknown risks and uncertainties, including those described below under the heading “Risk Factors”.  The risks and uncertainties described under the heading “Risk Factors” below are not exclusive and further information concerning the Company and its business, including factors that potentially could materially affect its financial results or condition, may emerge from time to time.  The Company assumes no obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.  The Company advises you, however, to consult any further disclosures it may make on related subjects in its Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB and Current Reports on Form 8-K the Company files with or furnishes to the Securities and Exchange Commission.

Risk Factors

The following are the most significant factors known to the Company that could materially adversely affect its business, financial condition or operating results.

Over 20 percent of the Company’s net sales, not including corporate joint venture sales, are generated outside of the U.S. and the Company intends to continue to expand its international operations.  The Company’s international operations require management attention and financial resources and expose the Company to difficulties presented by international economic, political, legal, accounting and business factors.

The Company offers direct on-site technical support on rust and corrosion issues in 50 countries, and operates a marketing, distribution, and technical network through joint ventures in Asia, Europe, and South America.  The Company’s net sales, not including the corporate joint venture sales, outside the United States were 21.8 % and 28.0% of its total net sales for fiscal 2005 and 2004, respectively.  One of the Company’s strategic objectives is to expand its international operations.  The expansion of the Company’s existing international operations and entry into additional international markets requires management attention and financial resources. Many of the countries in which the Company sells its products directly or indirectly through its corporate joint ventures, are, to some degree, subject to political, economic and/or social instability. The Company’s international operations expose the Company and its joint venture partners, representatives, agents and distributors to risks inherent in operating in foreign jurisdictions.  These risks include:

•	difficulties in managing and staffing international operations and the required infrastructure costs including legal, tax, accounting, information technology;

•

the imposition of additional U.S. and foreign governmental controls or regulations, new trade restrictions and restrictions on the activities of foreign agents, representatives and distributors, the imposition of costly and lengthy export licensing requirements and changes in duties and tariffs, license obligations and other non-tariff barriers to trade;

•

the imposition of U.S. and/or international sanctions against a country, company, person or entity with whom the Company does business that would restrict or prohibit continued business with the sanctioned country, company, person or entity;

•	pricing pressure that the Company or its corporate joint ventures may experience internationally;

•	laws and business practices favoring local companies;

•	currency exchange rate fluctuations;

•	longer payment cycles and difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;

•	difficulties in enforcing or defending intellectual property rights; and

•	multiple, changing and often inconsistent enforcement of laws and regulations.

The Company cannot assure you that one or more of the factors listed above will not harm its business.  Any material decrease in the Company’s international sales could adversely influence the Company’s operating results.

Fluctuations in foreign currency exchange rates could result in declines in our reported net sales and net earnings.

Because the functional currency of the Company’s foreign operations and investments in its foreign corporate joint ventures and holding companies is the applicable local currency, the Company is exposed to foreign currency exchange rate risk arising from transactions in the normal course of business since the Company’s fees for technical support and other services and dividend distributions from these foreign entities are paid in foreign currencies.  The Company’s reported net sales and net income are subject to fluctuations in foreign exchange rates.  The Company’s principal exchange rate exposure is with the Euro, the Japanese yen, Korean won and the English pound against the U.S. dollar.  The Company does not hedge against its foreign currency exchange rate risk.  Since the Company’s investments in its corporate joint ventures and holding companies are accounted for using the equity method, any changes in foreign currency exchange rates would be reflected as a foreign currency translation adjustment and would not change the equity in income of joint ventures and holding companies reflected in the Company’s consolidated statements of income.

The Company’s compliance with U.S. generally accepted accounting principles and any changes in such principles might adversely affect the Company’s operating results and financial condition.  Any requirement to consolidate the Company’s corporate joint ventures or subject them to compliance with Sarbanes-Oxley Act of 2002 could adversely affect the Company’s operating results and financial condition.

The Company adopted accounting policy FIN 46R effective as of February 28, 2005.  As a result of FIN 46R, the Company consolidated React-NTI LLC, one of its corporate joint ventures that is 75% owned by the Company.  If the interpretation of FIN 46R were to change and the Company were required to fully consolidate all of its corporate joint ventures or if the Company’s corporate joint ventures otherwise would be required to be Sarbanes-Oxley compliant, the Company would incur significant additional costs. The Company estimates that the costs for each of its corporate joint venture to become Sarbanes-Oxley compliant would range between $150,000 to $500,000 and that annual maintenance expenses would range from $50,000 to $100,000 per year per corporate joint venture thereafter.  In addition, other accounting pronouncements issued in the future could have a material cost associated with the Company’s implementation of such new accounting pronouncements.

Two of the Company’s principal stockholders beneficially own 25.5% of the Company’s common stock and thus may be able influence to some extent matters requiring stockholder approval and could discourage the purchase of the Company’s outstanding shares at a premium.

As of November 1, 2005, G. Patrick Lynch, the Company’s President and Chief Operating Officer and a director, and Philip M. Lynch, the Company’s former Chairman of the Board and Chief Executive Officer and current Chairman Emeritus, beneficially owned approximately 25.5% of the Company’s outstanding common stock through Inter Alia (see Note 18 – Related Party Transactions).  As a result of Messrs. G.P. Lynch’s and P.M. Lynch’s share ownership and Mr. G.P. Lynch’s position as Chief Operating Officer and a director, they may be able to influence to some extent the affairs and actions of the Company, including matters requiring stockholder approval, such as the election of directors and approval of significant corporate transactions.  The interests of Messrs. G.P. Lynch and P.M. Lynch may differ from the interests of the Company’s other stockholders.  This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of the Company, could deprive the Company’s stockholders of an opportunity to receive a premium for their common stock as part of a sale or merger of the Company and may negatively affect the market price of the Company’s common stock.  Transactions that could be affected by this concentration of ownership include proxy contests, tender offers, mergers or other purchases of common stock that could give stockholders the opportunity to realize a premium over the then-prevailing market price for shares of the Company’s common stock.

The Company is currently involved in litigation over its trademark on the use of the color Yellow in corrosion inhibiting packaging, the loss of which could adversely affect the Company’s business.

One of the Company’s important trademarks for its business is the trademark for the color Yellow.  The Company is currently involved in litigation against a competitor over this trademark.  The Company has also in the past successfully prosecuted infringement claims against other competitors and third parties for their use of the color Yellow.  If the Company were to lose any future litigation over this trademark, the Company could be in a more difficult position to enforce its rights to this trademark in other countries and against other third parties.  The Company believes that the loss of its trademark for the color Yellow could have an adverse affect on the Company’s business.

The Company’s business, properties, and products are subject to governmental regulation with which compliance may require the Company to incur expenses or modify its products or operations and may expose the Company to penalties for non-compliance. Governmental regulation may also adversely affect the demand for some of the Company’s products and its operating results.

The Company’s business, properties, and products are subject to a wide variety of international, federal, state and local laws, rules and regulations relating to the protection of the environment, natural resources, and worker health and safety and the use, management, storage, and disposal of hazardous substances, wastes, and other regulated materials. These laws, rules, and regulations may affect the way the Company conducts its operations, and the failure to comply with these regulations could lead to fines and other penalties. Because the Company owns and operates real property, various environmental laws also may impose liability on the Company for the costs of cleaning up and responding to hazardous substances that may have been released on the Company’s property, including releases unknown to the Company. These environmental laws and regulations also could require the Company to pay for environmental remediation and response costs at third-party locations where the Company disposed of or recycled hazardous substances. The Company’s future costs of complying with the various environmental requirements, as they now exist or may be altered in the future, could adversely affect its financial condition and operating results. The Company is also subject to other international, federal and state laws, rules and regulations, the future non-compliance of which may harm the Company’s business or may adversely affect the demand for some of its products.  Changes in laws and regulations, including changes in accounting standards; taxation changes, including tax rate changes, new tax laws, revised tax law interpretations, also may adversely affect the Company’s operating results.

The Company intends to grow its business through additional joint ventures, alliances and acquisitions, which are risky and could harm its business.

One of the Company’s growth strategies is to expand its business by entering into additional joint ventures and alliances and acquiring businesses, technologies and products that complement or augment the Company’s existing products.  The benefits of a joint venture, alliance or acquisition may take more time than expected to develop, and the Company cannot guarantee that any future joint ventures, alliances or acquisitions will in fact produce the intended benefits. In addition, joint ventures, alliances and acquisitions involve a number of risks, including:

•	diversion of management’s attention;

•	difficulties in assimilating the operations and products of an acquired business or in realizing projected efficiencies, cost savings and revenue synergies;

•	potential loss of key employees or customers of the acquired businesses or adverse effects on existing business relationships with suppliers and customers;

•	adverse impact on overall profitability if acquired businesses do not achieve the financial results projected in the Company’s valuation models;

•

reallocation of amounts of capital from other operating initiatives and/or an increase in the Company’s leverage and debt service requirements to pay the acquisition purchase prices, which could in turn restrict our ability to access additional capital when needed or to pursue other important elements of the Company’s business strategy;

•	inaccurate assessment of undisclosed, contingent or other liabilities or problems and unanticipated costs associated with the acquisition; and

•

incorrect estimates made in the accounting for acquisitions, incurrence of non-recurring charges and write-off of significant amounts of goodwill that could adversely affect the Company’s operating results.

The Company’s ability to grow through joint ventures, alliances and acquisitions will depend, in part, on the availability of suitable opportunities at an acceptable cost, the Company’s ability to compete effectively for these opportunities and the availability of capital to complete such transactions.

The Company relies on its independent distributors, manufacturer’s sales representatives and corporate joint ventures to market and sell its products.

In addition to its direct sales force, the Company relies on its independent distributors, manufacturer’s sales representatives and corporate joint ventures to market and sell its products in the United States and internationally.  The Company’s independent distributors, manufacturer’s sales representatives and joint venture partners might terminate their relationship with the Company, or devote insufficient sales efforts to the Company’s products.  The Company does not control its independent distributors, manufacturer’s sales representatives and joint ventures and they may not be successful in implementing the Company’s marketing plans. The Company’s failure to maintain its existing relationships with its independent distributors, manufacturer’s sales representatives and joint ventures, or its failure to recruit and retain additional skilled independent distributors, manufacturer’s sales representatives and joint venture partners could have an adverse effect on the Company’s operations.

The Company has very limited staffing and will continue to be dependent upon key employees.

The Company’s success is dependent upon the efforts of a small management team and staff.  The Company’s future success will also depend in large part on its ability to identify, attract and retain other highly qualified managerial, technical, sales and marketing and customer service personnel. Competition for these individuals is intense, especially in the markets in which the Company operates.  The Company may not succeed in identifying, attracting and retaining these personnel.  The loss or interruption of services of any of the Company’s key personnel, the inability to identify, attract or retain qualified personnel in the future, delays in hiring qualified personnel, or any employee slowdowns, strikes or similar actions could make it difficult for the Company to manage its business and meet key objectives, which could harm the Company’s business, financial condition and operating results.

The Company relies on its management information systems for inventory management, distribution and other functions.  If these information systems fail to adequately perform these functions or if the Company experiences an interruption in their operation, the Company’s business and operating results could be adversely affected.

The efficient operation of the Company’s business is dependent on its management information systems.  The Company relies on its management information systems to effectively manage accounting and financial functions; manage order entry, order fulfillment and inventory replenishment processes; and to maintain its research and development data.  The failure of management information systems to perform as anticipated could disrupt the Company’s business and product development and could result in decreased sales, causing the Company’s business and operating results to suffer.  In addition, the Company’s management information systems are vulnerable to damage or interruption from natural or man-made disasters, terrorist attacks and attacks by computer viruses or hackers, or power loss or computer systems, Internet, telecommunications or data network failure.  Any such interruption could adversely affect the Company’s business and operating results.

The Company’s reliance upon patents, trademark laws, trade secrets and contractual provisions to protect its proprietary rights may not be sufficient to protect its intellectual property from others who may sell similar products.

The Company holds patents relating to various aspects of its products and believes that proprietary technical know-how is critical to many of our products.  Proprietary rights relating to the Company’s products are protected from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents or are maintained in confidence as trade secrets.  The Company cannot be certain that it will be issued any patents from any pending or future patent applications owned by or licensed to the Company or that the claims allowed under any issued patents will be sufficiently broad to protect its technology.  In the absence of patent protection, the Company may be vulnerable to competitors who attempt to copy the Company’s products or gain access to its trade secrets and know-how.  The Company’s competitors may initiate litigation to challenge the validity of the Company’s patents, or they may use their resources to design comparable products that do not infringe the Company’s patents.  The Company may incur substantial costs if its competitors initiate litigation to challenge the validity of is patents or if it initiates any proceedings to protect its proprietary rights and if the outcome of any such litigation is unfavorable to the Company, its business and operating results could be materially adversely affected.

In addition, the Company relies on trade secrets and proprietary know-how that it seeks to protect, in part, by confidentiality agreements with its employees, and consultants.  These agreements may be breached and the Company may not have adequate remedies for any such breach.  Even if these confidentiality agreements are not breached, the Company’s trade secrets may otherwise become known or be independently developed by competitors.

If the Company is unable to continue to enhance existing products and develop and market new products that respond to customer needs and achieve market acceptance, the Company may experience a decrease in demand for its products, and its business could suffer.

One of the Company’s strategies is to enhance its existing products and develop and market new products that respond to customer needs.  The Company may not be able to compete effectively with its competitors unless the Company can keep up with existing or new products in the markets in which it competes.  Product development requires significant financial and other resources. Although in the past the Company has implemented lean manufacturing and other productivity improvement initiatives to provide investment funding for new products, the Company cannot assure you that it will be able to continue to do so in the future.  Products improvements and new product introductions also require significant planning, design, development and testing at the technological, product, and manufacturing process levels and the Company may not be able to timely develop product improvements or new products.  The Company’s competitors’ new products may beat the Company’s products to market, may be more effective or less expensive than the Company’s products or render the Company’s products obsolete.  Any new products that the Company may develop may not receive market acceptance or otherwise generate any meaningful net sales or profits for the Company relative to its expectations, based on, among other things, existing and anticipated investments in manufacturing capacity and commitments to fund advertising, marketing, promotional programs, and research and development.

The Company faces intense competition in all of its product lines, including from competitors that have substantially greater resources than the Company does.  The Company cannot assure you it will be able to compete effectively, which would harm its business and operating results.

The Company’s products are sold in highly competitive markets throughout the world.  The principal competitive factors in the Company’s markets are pricing, product innovation, quality and reliability, product support and customer service and reputation.  The Company competes in all of its products with numerous manufacturers, many of who have substantially greater financial, marketing, and other resources than the Company does. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the promotion and sale of their products than the Company can.

In addition, competition could increase if new companies enter the market or if existing competitors expand their product lines or intensify efforts within existing product lines.  The Company’s current products, products under development and its ability to develop new and improved products may be insufficient to enable the Company to compete effectively with its competitors. The Company cannot assure you that it will be able to compete effectively, which would harm its business and operating results.

Recently enacted and future changes in securities laws and regulations have increased and are likely to continue to increase our costs.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, Securities and Exchange Commission rules and regulations and American Stock Exchange rules, create challenges for publicly held companies, including the Company.  The Company’s efforts to comply with evolving laws, rules, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.  In particular, the Company’s efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding its assessment of its internal control over financial reporting and its independent registered public accounting firm’s report on that assessment will require the commitment of significant financial and managerial resources.

We will be exposed to risks relating to evaluations of internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act and related regulations implemented by the SEC and the NASDAQ National Market System, are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming.  The Company will be evaluating its internal controls systems to allow management to report on, and its independent registered public accounting firm to attest to, the Company’s internal control over financial reporting.  The Company will be performing the system and process evaluation and testing (and any necessary remediation) required to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act.  The Company cannot be certain as to the timing of completion of its evaluation, testing and remediation actions or the impact of the same on its operations since there is presently no precedent available by which to measure compliance adequacy.  If the Company is not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, the Company may be subject to sanctions or investigation by regulatory authorities, including the SEC or the American Stock Exchange.  This type of action could adversely affect the Company’s financial results or investors’ confidence in the Company, and could cause the Company’s stock price to decline.  In addition, the controls and procedures that the Company may implement may not comply with all of the relevant rules and regulations of the SEC and the American Stock Exchange.  If the Company fails to develop and maintain effective controls and procedures, it may be unable to provide the required financial information in a timely and reliable manner.

Item 2.	DESCRIPTION OF PROPERTY

The Company’s principal executive offices, production facilities and domestic research and development operations are located at 6680 North Highway 49, Lino Lakes, Minnesota 55014.  The Company owns approximately 3.5 acres at this site and the three buildings located on this property.  The main building, consisting of approximately 15,300 square feet, is used for office space, production, research & development and shipping and receiving.  A second building of approximately 7,200 square feet and a third building of approximately 4,800 square feet are used for warehouse space.

On June 24, 2005, the Company executed a purchase agreement to purchase a building and land for a new corporate headquarters in Circle Pines, Minnesota.  The agreement is to purchase a 40,000 square foot building and land for $1,500,000 and is expected to be financed with a 15-year mortgage.  The Company anticipates closing the transaction in April 2006.

In fiscal 1999, a subsidiary of the Company, NTI Facilities, Inc., acquired a one-third ownership of Omni-Northern Ltd., an Ohio limited liability company, in contemplation of NTI Facilities, Inc. entering into a lease agreement with Omni-Northern Ltd. for approximately 50% of the net rental space in a building owned by Omni-Northern Ltd.  Omni-Northern Ltd. owns and operates a rental property located at 23205 Mercantile Road, Beachwood, Ohio, comprising approximately two acres of land and a building of approximately 34,000 square feet.  The property has an approximate value of $2,205,000, based upon the cash-to-mortgage acquisition price of the property paid in fiscal 2000.  The Company has guaranteed up to $329,082 of the Omni-Northern Ltd.’s $1,939,364 mortgage obligation with National City Bank, Cleveland, Ohio.  NTI Facilities, Inc. entered into a 15-year lease agreement with Omni-Northern Ltd. for approximately 17,000 square feet of office, manufacturing, laboratory and warehouse space, requiring monthly rental payments of $17,500, which are adjusted annually according to the annual consumer price index through November 2014.  By its ownership in Omni-Northern Ltd., NTI Facilities Inc. is entitled to one-third of the operating results of Omni-Northern Ltd.  Omni-Northern has leased the remaining 50% of the net rental space to other third parties.

Item 3.	LEGAL PROCEEDINGS.

The Company is involved in various legal actions arising in the normal course of business.  Management is of the opinion that any judgment or settlement resulting from pending or threatened litigation would not have a material adverse effect on the financial position or results of operations of the Company.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

Item 4A.	EXECUTIVE OFFICERS OF REGISTRANT.

The executive officers of the Company, their ages and the offices held, as of November 21, 2005, are as follows:

Name	Age	Position in the Company

G. Patrick Lynch	38	President and Chief Operating Officer
Dr. Donald A. Kubik	65	Vice Chairman of the Board and Chief Technology Officer
Matthew C. Wolsfeld	31	Chief Financial Officer and Corporate Secretary

Mr. G. Patrick Lynch, an employee of the Company since 1995, has been President and Chief Operating Officer since July 2005 and was appointed a director of the Company in February 2004.  Mr. Lynch was President of North American Operations from May 2004 to July 2005.  Prior to May 2004, Mr. Lynch held various positions in the company including President, Vice President of Strategic Planning, Corporate Secretary and Project Manager.

Mr. Lynch is also an officer and director of Inter Alia Holding Company, a financial and management consulting firm that is also a significant stockholder of the Company.  Prior to joining the Company, Mr. Lynch held positions in sales management for Fuji Electric Co., Ltd. in Tokyo, Japan, and programming project management for BMW AG in Munich, Germany.  Mr. Lynch received an M.B.A. degree from the University of Michigan Business School in Ann Arbor, Michigan.  Mr. Lynch is the son of Philip M. Lynch, the Company’s former Chairman of the Board and Chief Executive Officer and current Chairman Emeritus.

Dr. Donald A. Kubik has been employed by the Company since 1978, was appointed Vice Chairman of the Board in September 1999 and Chief Technology Officer in May 2000.  Dr. Kubik served as Vice President of the Company from 1979 to September 1999 and as Co-Chief Executive Officer of the Company from September 1999 to May 2000.  Dr. Kubik is responsible for developing the patent that led to the Company’s introduction of protective plastic film and paper products incorporating volatile corrosion inhibitors.  Prior to joining the Company, Dr. Kubik held a research and development position with Minnesota Mining & Manufacturing (3M).

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

Officers of the Company, their ages and the offices held, as of November 21, 2005, are as follows:

Name	Age	Position in the Company

Prof. Efim Ya. Lyublinski	68	Vice President and Director of New Technologies and Applications Engineering
Dr. Yelena L. Shanina	57	Vice President and Director of Technical Coordination
Mr. Vineet R. Dalal	36	Vice President, Marketing New Technologies

Prof. Efim Ya. Lyublinski has been employed by the Company since March 2000 in the position of Vice President and Director of New Technologies and Applications Engineering.  Prof. Lyublinski is a Member of the Russian Academy of Natural Sciences and NACE International the Corrosion Society.  From 1984 to 1999, Prof. Lyublinski was Head of Laboratory of Complex Methods of Corrosion Protection at the Central Research Institute of Structural Materials (“Prometey”), St. Petersburg, Russia.  Prof. Lyublinski also held a Senior Consulting Position with Osmos Technology, Boston, Massachusetts from 1995 to 1999.  Prof. Lyublinski holds 18 patents, is responsible for 64 inventions and has authored 14 books, 148 articles and lectured at more than 100 symposiums, conferences and congresses in the areas of materials science and corrosion. Prof. Lyublinski received the following Awards: in 1997, gold medal of the International Exhibition of Patents in Brussels (Belgium).  From 1975 to 1986 - three gold, three silver and one bronze medal from the Exhibitions of the Achievements of Russian National Economy.

Dr. Yelena L. Shanina has been employed by the Company since April 2002 in the position of Vice President and Director of Technical Coordination.  Dr. Shanina is a graduate of Moscow State University, Chemical Faculty specializing in chemical kinetics.  After graduating, Dr. Shanina worked as a senior researcher of the Institute of Biochemical Physics of the Russian Academy of Sciences.

Dr. Shanina has authored more than 30 articles in her field. From 1998 until April 2002, Dr. Shanina also was responsible for applications engineering for NTIC’s Joint Venture in the Russian Federation, MostNIC, providing hands-on technical support to MostNIC’s customers with respect to the chemistry and proper use of the NTIC industrial packaging formulations developed within the Russian Federation, both at our Excor Technical Center in Dresden, Germany, and stemming from the United States and Japan.

Mr. Vineet R. Dalal, an employee of the Company since 2004, has been Vice President, Marketing New Technologies since November 2005. Prior to joining the Company, Mr. Dalal was a Principal in the Worldwide Product Development Practice of PRTM, a management consultancy to technology based companies. In this position, Mr. Dalal consulted to several Fortune 500 companies, in the areas of product strategy, Product Lifecycle Management (PLM) and technology management. Prior to that, Mr. Dalal held positions in program management and design engineering at National Semiconductor Corporation in Santa Clara, California. Mr. Dalal received an M.B.A. degree from the University of Michigan Business School in Ann Arbor, Michigan. He also holds an M.S. degree in Electrical and Computer Engineering from Oregon State University, and a B.Eng. degree in Electronics Engineering from Karnatak University, India.

PART II

Item 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company’s common stock trades on the American Stock Exchange under the symbol NTI.  The following table sets forth the high and low sales prices for the Company’s common stock, as reported by the American Stock Exchange, for the fiscal quarters indicated:

	High	Low

Fiscal 2005:
Fourth quarter	$6.10	$4.65
Third quarter	6.25	4.85
Second quarter	7.60	5.35
First quarter	7.30	5.25

Fiscal 2004:
Fourth quarter	$5.35	$4.50
Third quarter	5.75	4.45
Second quarter	5.90	4.80
First quarter	5.68	4.80

Dividends

The Company’s Board of Directors declared common stock cash dividends to shareholders of record as of  the following dates and in the following amounts:

Dividend per Share

December 3, 2003	$0.05
December 3, 2004	$0.07

The Company’s Board of Directors will continue to consider the payment of dividends annually, based on the Company’s net income and operating cash requirements.

Number of Record Holders

As of August 31, 2005, there are approximately 321 record holders of the Company’s common stock.

Recent Sales of Unregistered Equity Securities

The Company did not issue any equity securities that were not registered under the Securities Act of 1933, as amended, during the fiscal years ended August 31, 2005, 2004 and 2003.

Small Business Issuer Purchases of Equity Securities

The Company did not purchase any shares of its common stock or other equity securities during the fourth quarter of the fiscal year covered by this Report.

Item 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management’s Discussion and Analysis provides material historical and prospective disclosures intended to enable investors and other users to assess our financial condition and results of operations.  Statements that are not historical are forward-looking and involve risks and uncertainties discussed under the caption “Forward-Looking Statements” in Item 1 of this Report.  The following discussion of the results of the operations and financial condition of NTIC should be read in conjunction with the Company’s consolidated financial statements and the related notes thereto included under Part II, Item 7 entitled “Financial Statements” of this Report.

Overview

The Company focuses on developing, marketing and selling proprietary environmentally responsible materials science based products and technical services in over 50 countries worldwide via a network of joint ventures.  The Company manufactures, markets and sells primarily rust and corrosion inhibiting products and services for automotive, electronics, electrical, mechanical and military applications, sold under the brand names ZERUST® and EXCOR®.  The Company also offers direct, worldwide on-site technical support on rust and corrosion issues.  In North America, the Company markets its technical service and ZERUST® products principally to industrial users by a direct sales force and through a network of independent distributors and sales representatives.  The Company’s technical service representatives work directly with the end users of the Company’s products to analyze their specific needs and develop systems to meet their technical requirements.

The Company participates, either directly or indirectly through holding companies, in 27 corporate joint venture arrangements in North America, South America, Europe, Asia, and the Middle East.  Each of these joint ventures manufactures, markets and sells finished products generally in the countries to which it is assigned.  The Company’s joint venture partners are knowledgeable in the applicable environmental, labor, tax and other requisite regulations and laws of the respective foreign countries in which they operate, as well as the local customs and business practices. While most of the Company’s joint ventures currently only sell rust and corrosion inhibiting products and custom packaging systems, the Company also has joint ventures that manufacture, market and sell bio-based additives with both industrial and personal care applications, and electronic sensing instruments.

React-NTI LLC is an industrial chemical corporate joint venture of the Company that focuses on the development, manufacture and marketing of proprietary lines of bio-based additives with both industrial and personal care applications.  Based on cotton, soy, corn and other renewable resources, React-NTI products outperform many synthetically derived competing alternatives.  React-NTI’s target market includes NTIC’s existing industrial customer base, as well as the personal care and cosmetics industry.  As of February 28, 2005, the Company began fully consolidating this 75% owned subsidiary, which was previously accounted for using the equity method.  Prior financial periods included in this Report have been restated to reflect the consolidation of React-NTI.

The Company conducts all foreign transactions based on the U.S. dollar, except for its investments in various foreign corporate joint ventures.  The exchange rate differential relating to investments in foreign corporate joint ventures is accounted for under the requirements of SFAS No. 52, Foreign Currency Translation.

The Company’s net sales increased 6.3% during fiscal 2005 as compared to fiscal 2004 primarily as a result of the increase in net sales of React-NTI to its existing customers in North America.    Net sales of React-NTI increased $1,192,771 to $4,219,366 for fiscal 2005 compared to $3,026,595 for fiscal 2004.

Cost of sales as a percentage of net sales increased to 60.5% in fiscal 2005 as compared to 56.0% for fiscal 2004 primarily as a result of the increase in net sales of React-NTI products that are traditionally sold at lower gross profit margins.  However, operating expenses as a percentage of net sales decreased 5.9% in fiscal 2005 as compared to fiscal 2004 primarily as a result of decreased selling expenses and general and administrative expenses in fiscal 2005 as compared to fiscal 2004.

Total net sales of all of the Company’s joint ventures increased 29.6% to $57,167,054 during fiscal 2005 as compared to $44,121,671 during fiscal 2004.  The Company receives fees for technical and other support services it provides to its joint ventures based on the revenues of the individual joint ventures.  The Company recognized increased fee income for such technical and support services in fiscal 2005 as compared to fiscal 2004 as a result of the increase in total net sales of the joint ventures.  The Company incurs direct expenses related to its corporate joint ventures and holding companies.  Such expenses include consulting, travel, technical and marketing services to existing joint ventures, legal fees incurred in the establishment of new joint ventures, registration and promotion and legal defense of worldwide trademarks, and legal fees incurred in connection with the filing of patent applications.  The Company incurred increased direct joint venture expenses in fiscal 2005 as compared to fiscal 2004 primarily as a result of increases in management and coordinator salaries, legal expenses and external consulting services.

The Company’s working capital was $2,697,693 at August 31, 2005, including $327,458 in cash and cash equivalents.  In August 2004, the Company obtained a $500,000 revolving credit facility with National City Bank, which was originally scheduled to expire on December 31, 2005.  In March 2005, the facility was increased to $1,000,000 and the expiration date was amended to January 31, 2006.  As of August 31, 2005, the revolving credit facility was fully utilized.  The Company repaid $600,000 on the revolving credit facility subsequent to August 31, 2005, to bring the balance as of November 21, 2005 to $400,000.    The Company intends to renew or replace this facility on or prior to the January 31, 2006 maturity date.

The Company increased its cash dividend from $0.05 per share in fiscal 2004 to $0.07 per share in fiscal 2005, and elected not to pay a dividend in fiscal 2006 in order to preserve cash and make investments in future operations.  The Company expects to meet its future liquidity requirements during at least the next twelve months by using its existing cash and cash equivalents, forecasted cash flows from future operations, distributions of earnings and technical assistance fees to the Company from its joint venture investments and funds available through existing or anticipated financing arrangements.

Results of Operations

Fiscal Year 2005 Compared to Fiscal Year 2004

The following table sets forth our consolidated results of operations for fiscal 2005 and fiscal 2004.

	Fiscal 2005	% of Net Sales	Fiscal 2004	% of Net Sales	$ Change	% Change

Net sales	$14,816,672	100.0%	$13,942,271	100.0%	$874,401	6.3%
Cost of sales	$8,967,155	60.5%	$7,801,807	56.0%	$1,165,348	14.9%
Selling expenses	$2,714,740	18.3%	$3,053,831	21.9%	$(339,091)	(11.1)%
General and administrative expenses	$2,364,667	16.0%	$2,484,799	17.8%	(120,132)	(4.8)%
Lab and technical support expenses	$759,662	5.1%	$663,346	4.8%	$96,316	14.5%

Net Sales.  The Company’s net sales originating in the United States increased during fiscal 2005 compared to fiscal 2004 primarily as a result of the increase in net sales of React-NTI to its existing customers in North America.  Net sales of React-NTI increased $1,192,771 to $4,219,366 for fiscal 2005 compared to $3,026,595 for fiscal 2004.  Net sales of the Company’s traditional Zerust product line decreased $318,370 during fiscal 2005 to $10,597,306 compared to $10,915,676 during fiscal 2004.

Cost of Sales.  Cost of sales increased 14.9% during fiscal 2005 compared to fiscal 2004 primarily as a result of the increase in net sales.   Cost of sales as a percentage of net sales also increased during fiscal 2005 compared to fiscal 2004 primarily as a result of the increase in net sales of React-NTI products that have lower gross profit margins than the Company’s corrosion inhibiting products in fiscal 2005 compared to fiscal 2004.

Selling Expenses.  The Company’s selling expenses decreased in fiscal 2005 compared to fiscal 2004 primarily as a result of a combination of decreased travel expenses of $53,000, trade show expenses of $17,000, sales promotion materials of $28,000 and commissions to salespeople and commissions to manufacturer’s representatives of $73,000, offset by increases related to sales consulting payments of $30,000 and advertising expenses of $14,000.  Additionally, selling expense related to React NTI decreased $233,000.  Selling expenses as a percentage of net sales decreased in fiscal 2005 compared to fiscal 2004 primarily as a result of decreased travel and associated expenses, which the Company reduced as a cost control measure.

General and Administrative Expenses.  The Company’s general and administrative expenses decreased for fiscal 2005 compared to fiscal 2004 primarily as a result of decreases related to reduction in education expense of $45,000, travel of $26,000, outside consulting of $62,000, offset by increases in Sarbanes-Oxley consulting fees of $35,000.  Additionally, General and Administrative expenses related to React NTI decreased by $47,000.  As a percentage of net sales, general and administrative expenses decreased for fiscal 2005 compared to fiscal 2004 primarily as a result of the decrease in spending as described above.

Lab and Technical Support Expenses.  The Company’s lab and technical support expenses increased in fiscal 2005 compared to fiscal 2004 primarily as a result of increase in salaries of $216,000, offset by decreases in travel of $75,000, and consulting of $40,000.  The Company increased its spending on lab and technical support in an effort to support its increased sales network and better serve its existing customers and joint ventures.  As a percentage of net sales, lab and technical support expenses increased slightly in fiscal 2005 compared to fiscal 2004 primarily as a result of the increase in expenses.

International Corporate Joint Ventures and Holding Companies.  The Company continues its business program of establishing corporate joint venture arrangements in international markets directly or indirectly through holding companies.  The Company and/or an existing corporate joint venture manufactures and supplies proprietary ingredients, which make the finished products functional and enable manufacturing of the finished products to take place in the foreign countries.  The Company’s corporate joint ventures then market the finished products in their respective territories, and the Company’s corporate joint ventures’ profits are shared by the respective corporate joint venture owners in accordance with their respective ownership percentages.

Net sales of the Company’s corporate joint venture during fiscal 2005 and fiscal 2004 were as follows:

	Fiscal 2005	Fiscal 2004

Industrial chemical	$55,606,933	$42,664,235
Non-industrial chemical	1,210,121	1,118,133
Business consulting	350,000	339,303

Total	$57,167,054	$44,121,671

The Company had equity in income of corporate joint ventures and holding companies of $1,968,777 in fiscal 2005 compared to $1,521,074 in fiscal 2004.  The increase in equity in income was due to the significant increase in profitability from the corporate joint ventures as a whole.

The Company receives fees for technical and other support services it provides to its corporate joint ventures based on the revenues of the individual corporate joint ventures.  The Company recognized fee income for such support of $4,136,913 in fiscal 2005 compared to $3,621,353 in fiscal 2004.  The increase in fees for technical and other support to its corporate joint ventures was due to the significant increase in total net sales of the corporate joint ventures.

	Fiscal 2005	Fiscal 2004	$ Change	% Change

Total net sales of corporate joint ventures	$57,167,054	$44,121,671	$13,045,383	30.0%
NTIC’s fee income for technical and other support services	$4,136,913	$3,621,353	$515,560	14.2%
NTIC’s direct expenses incurred related to corporate joint ventures and holding companies	$4,977,375	$4,038,678	$938,697	23.2%

The Company sponsors a worldwide corporate joint venture conference approximately every three to four years in which all of its corporate joint ventures are invited to participate.  The Company defers a portion of its royalty income received from its corporate joint ventures in each accounting period leading up to the next conference, reflecting that the Company has not fully earned the royalty payments received during that period.  The most recent corporate joint venture conference was held in September 2005.  There was $74,702 of deferred royalty income recorded within other accrued liabilities at August 31, 2005, related to this conference.  The deferred income is expected to be completely recognized as income in first quarter of fiscal 2006 as expenses are incurred when the conference is held.  Total expenses incurred in connection with the September 2005 conference as of August 31, 2005 were $331,423.  The costs associated with these joint venture conferences are recognized as incurred, generally in the period in which the conference is held and immediately before.

The Company incurred direct expenses related to its corporate joint ventures and the holding companies of $4,977,375 in fiscal 2005 compared to $4,038,678 in fiscal 2004.  These expenses include:  product and business development, consulting, travel, technical and marketing services to existing joint ventures, legal fees regarding the establishment of new joint ventures, registration and promotion and legal defense of worldwide trademarks, and legal fees incurred in connection with the filing of patent applications.  The increase in such direct expenses during fiscal 2005 compared to fiscal 2004 was attributable to increases in management and coordinator salaries of $150,000, Inter Alia expense reimbursement of $195,000, group insurance of $70,000, travel expense of $134,000, testing of $95,000, legal of $50,000, loan forgiveness to existing corporate joint ventures of $97,000 and external consulting services of $134,000.  Such increased expenses derived from the Company’s efforts to establish new corporate joint ventures and build up the technical support for the existing corporate joint ventures out of the Beachwood, Ohio location.

Interest Income.  The Company’s interest income increased to $96,282 in fiscal 2005 compared to $63,734 for fiscal 2004 primarily as a result of higher average invested cash balances in fiscal 2005.

Interest Expense.  The Company’s interest expense increased to $36,090 in fiscal 2005 compared to $0 for fiscal 2004 as a result of the Company’s use of its revolving line of credit during fiscal 2005.

Income Before Income Taxes.  Income before income taxes decreased $16,034 to $1,209,281 in fiscal 2005 compared to $1,225,315 in fiscal 2004.

Income Taxes. Income tax expense for fiscal 2005 and 2004 was calculated based on management’s estimate of the Company’s annual effective income tax rate.  The Company’s annual effective income tax rate for fiscal 2005 is lower than the statutory rate primarily due to the Company’s equity in income of corporate joint ventures being recognized based on after-tax earnings of these entities.  To the extent joint ventures’ undistributed earnings are distributed to the Company, it is not expected to result in any material additional income tax liability after the application of foreign tax credits.

Fiscal Year 2004 Compared to Fiscal Year 2003

The following table sets forth our consolidated results of operations for fiscal 2004 and fiscal 2003.

	Fiscal 2004	% of Net Sales	Fiscal 2003	% of Net Sales	$ Change	% Change

Net sales	$13,942,271	100.0%	$8,353,875	100.0%	$5,588,396	66.9%
Cost of sales	$7,801,807	56.0%	$3,970,073	47.5%	$3,831,734	96.5%
Selling expenses	$3,053,831	21.9%	$1,825,970	21.9%	$1,227,861	67.2%
General and administrative expenses	$2,484,799	17.8%	$2,327,684	27.9%	$157,115	6.8%
Lab and technical support expenses	$663,346	4.8%	$897,920	10.8%	$(234,574)	(26.1)%

Net Sales.  The Company’s net sales originating in the United States increased during fiscal 2004 as compared to fiscal 2003 primarily as a result of the increase in net sales of React-NTI to its existing customers in North America.  Additionally, there was an increase in the volume of materials science based industrial packaging products sold to new and existing customers in North America.  The increase in demand was due to an increased allocation of resources dedicated to the sales efforts and an upturn in the industrial sector that the Company serves.

Cost of Sales.  Cost of sales increased 96.5% during fiscal 2004 compared to fiscal 2003 primarily as a result of the increase in net sales.   Cost of sales increased as a percentage of net sales in fiscal 2004 as compared to fiscal 2003 primarily as a result of the increase in sales of React-NTI products that were sold at lower gross profit margins.  Additionally, there was an increase during fiscal 2004 in the market price for certain raw materials used in the Company’s Zerust products.

Selling Expenses.  The Company’s selling expenses increased during fiscal 2004 as compared to fiscal 2003 primarily as a result of a combination of increases in React-NTI selling expense of $957,288, salaries and commissions to salespeople and commissions and retainers to manufacturer’s representatives totaling $410,000 and marketing expense of $23,000, which were partially offset by decreases in travel and entertainment related expenses for sales personnel of approximately $56,000 and decreases in administrative expenses of $105,000.  Selling expenses as a percentage of net sales decreased in fiscal 2004 as compared to fiscal 2003 primarily as a result of the increase in net sales.

General and Administrative Expenses.  The Company’s general and administrative expenses increased during fiscal 2004 as compared to fiscal 2003 primarily as a result of increases in salaries of $100,000, auditing and tax fees of $42,000, administrative expenses of $98,000 and React-NTI administrative expense of $25,000, offset by decreases in legal fees of $173,000.  As a percentage of net sales, general and administrative expenses decreased as compared to fiscal 2003 primarily as a result of the increase in net sales.

Lab and Technical Support Expenses.  The Company’s lab and technical support expenses decreased during fiscal 2004 as compared to fiscal 2003 primarily as a result of decreases in salary expense and technical consulting expense totaling $287,000 and $130,000, respectively.  These decreases were due to a number of employees being reassigned from lab and technical support to corporate joint venture support.  These decreases were partially offset by increases in lab supplies of $45,000, travel of $90,000 and $30,000 in depreciation and amortization.  As a percentage of net sales, lab and technical support expenses decreased in fiscal 2004 as compared to fiscal 2003 primarily as a result of the increase in net sales.

International Corporate Joint Ventures and Holding Companies.  The Company’s corporate joint venture net sales during fiscal 2004 and fiscal 2003 were as follows:

	Fiscal 2004	Fiscal 2003

Industrial chemical	$42,664,235	$35,735,831
Non-industrial chemical	1,118,133	1,245,373
Business consulting	339,303	252,508

Total	$44,121,671	$37,233,712

The Company receives fees for technical and other support services it provides to the Company’s corporate joint ventures based on the net sales of the individual corporate joint ventures.  The Company recognized fee income for such support services in the amounts of $3,621,353 and $2,601,634 for fiscal 2004 and fiscal 2003, respectively.  The increase in fees for technical and other support services the Company provides to its corporate joint ventures was due to the increase in total net sales from the corporate joint ventures.

	Fiscal 2004	Fiscal 2003	$ Change	% Change

Total net sales of corporate joint ventures	$44,121,671	$37,233,712	$6,887,959	18.5%
NTIC’s fee income for technical and other support services	$3,621,353	$2,601,634	$1,019,719	39.2%
NTIC’s direct expenses incurred related to corporate joint ventures and holding companies	$4,038,678	$2,551,730	$1,486,948	58.3%

At August 31, 2004, the Company had $216,275 of deferred royalty income recorded within other accrued liabilities related to the joint venture conference that took place in September 2005.  Expenses incurred in fiscal 2004 related to this conference were $130,000.

The Company incurred direct expenses related to its corporate joint ventures and holding companies of $4,038,678 in fiscal 2004 and $2,551,730 in fiscal 2003.  These expenses included: consulting, travel, technical and marketing services to existing joint ventures, legal fees regarding the establishment of new joint ventures, registration and promotion and legal defense of worldwide trademarks and legal fees incurred in the filing of patent applications.  Increases in such expenses during fiscal 2004 compared to 2004 were attributable to increases in management and coordinator salaries of $1,006,000, legal expense of $297,000 and external consulting services of $137,000.

Interest Income.  The Company’s interest income decreased to $63,734 in fiscal 2004 from $101,497 in fiscal 2003 primarily as a result of lower average invested cash balances.

Income Before Income Taxes.  Income before income taxes increased $802,588, or 190%, to $1,225,315 in fiscal 2004 compared to income before income taxes of $422,727 in fiscal 2003.

Income Taxes.  The Company’s effective income tax expense rate was a tax expense of 15.8% of pre-tax net income for fiscal 2004 compared to a tax benefit of 20.1% for fiscal 2003.  The Company’s annual effective income tax rate for each of fiscal 2004 and fiscal 2003 was lower than the statutory rate primarily due to the Company’s equity in income of its corporate joint ventures and holding companies being recognized based on after-tax earnings of these entities.  Foreign earnings are taxed based at an effective rate ranging from no tax withheld to 22% on a country by country basis.  To the extent joint ventures’ undistributed earnings are distributed to the Company, it does not result in any material additional income tax liability after the application of foreign tax credits.

Liquidity and Capital Resources

Sources of Cash and Working Capital.  As of August 31, 2005, the Company’s working capital was $2,697,693, including $327,458 in cash and cash equivalents, compared to working capital of $3,644,658, including $662,038 in cash and cash equivalents, as of August 31, 2004.

In August 2004, the Company obtained a $500,000 revolving credit facility with National City Bank, which was originally scheduled to expire on December 31, 2005.  In March 2005, the facility was increased to $1,000,000 and the expiration date was amended to January 31, 2006.  Outstanding amounts under the revolving credit facility bear interest at an annual rate based on LIBOR plus 2.25%.  As of August 31, 2005, the interest rate was 5.82%.  Amounts borrowed under the facility are collateralized by a lien on substantially all of the Company’s assets, excluding its corporate joint venture interests and intellectual property rights.  The credit documents contain other terms and provisions (including representations, covenants and conditions) customary for transactions of this type. Significant financial covenants include minimum fixed charge coverage ratio of 1.0 to 1.0.  Other covenants include a prohibition on any merger or consolidation without prior consent of the lender and restrictions on future credit extensions and non-equity investments and the incurrence of additional indebtedness without the lender’s prior consent. The facility contains customary events of default, including nonpayment of principal or other amounts when due; breach of covenants; inaccuracy of representations and warranties; cross-default and/or cross-acceleration to other indebtedness; non-compliance with laws; certain voluntary and involuntary bankruptcy events; judgments entered against the Company; and a sale of material assets. If an event of default occurs and is continuing, the lender may, among other things, terminate its obligations thereunder and require the Company to repay all amounts thereunder.  As of August 31, 2005, $1,000,000 was outstanding under the facility.  The Company has the right to prepay the facility at any time without premium or penalty.  The Company repaid $600,000 on the revolving credit facility out of operating profits subsequent to August 31, 2005, to bring the balance as of November 21, 2005 to $400,000.  The Company intends to renew or replace this facility on or prior to the January 31, 2006 maturity date.

The Company believes that a combination of its existing cash and cash equivalents, funds available through existing or anticipated financing arrangements and forecasted cash flows, will continue to be adequate to fund its operations, capital expenditures, debt repayments and stock repurchases for at least the next twelve months.

Uses of Cash and Cash Flows.  Cash flows used in operations in fiscal 2005 and 2004 were $1,363,175 and $551,452, respectively.  The net cash used in operations in fiscal 2005 and 2004 resulted principally from net income being partially offset by the non-cash equity income of the Company’s industrial chemical joint ventures, and uses of cash for increases in operating assets more than offsetting net increases in operating liabilities.

Net cash provided by investing activities in fiscal 2005 was $244,663, which resulted from loans made, investments in corporate joint ventures, purchases of property and equipment and additions to industrial patents, partially offset by dividends received from corporate joint ventures and loans extinguished.  Net cash provided by investing activities in fiscal 2004 was $1,058,400, which resulted from dividends received from corporate joint ventures, loans extinguished and the sale of investments, partially offset by investments in corporate joint ventures, loans made, additions to patents and purchases of property and equipment.

Net cash provided by financing activities in fiscal 2005 was $783,932, which resulted primarily from borrowings under the revolving line of credit and issuance of common stock, partially offset by dividends paid to stockholders.  Net cash used in financing activities in fiscal 2004 was $383,354, which resulted primarily from dividends paid to stockholders and repurchases of common stock.

Capital Expenditures and Commitments.  The Company has no material capital lease commitments as of August 31, 2005; however, the Company’s wholly owned subsidiary has entered into a 15-year lease agreement for approximately 16,994 square feet of office, manufacturing, laboratory and warehouse space requiring monthly payments of $17,500, which are adjusted annually according to the annual consumer price index through November 2014.  The Company has no postretirement benefit plan and does not anticipate establishing any postretirement benefit program.

The Company loaned Plastitech Ltd. $560,486 and Jose-Louis Turullols $69,274 during fiscal 2005.  These loans bear interest at the rate of seven and one half percent (7.5%) per annum.  The entire principal balance of these loans and all accrued interest thereon will be due and payable in full on January 1, 2007.  These loans are secured with shares of common stock of Stratek Plastics Ltd. representing approximately 3.9% of each borrower’s ownership interest in Stratek Plastics Ltd.

On April 28, 2005, the Company entered into a Settlement Agreement and Asset Purchase (the “Settlement Agreement”) with Excor Korrosionsforschung GmbH (“Excor”), Fibro-NTI Urun Gelistirme Ve Pazarlama Ticaret Anonim (“Fibro-NTI”), Acobal SAS (“Acobal”), Henkel KGaA and Henkel Surface Technologies SAS pursuant to which the Company agreed to settle certain litigation the Company and its 50% owned joint venture in France, Acobal SAS, commenced against Henkel Surface Technologies S.A.S and Henkel KGaA.  Under the Settlement Agreement, the Company, Acobal and the Company’s 50% owned joint venture in Turkey, Fibro-NTI, agreed to purchase certain non-contact corrosion protection assets used by Henkel or its affiliates for EURO 1,500,000.  Of the EURO 1,500,000, the Company agreed to pay EURO 450,000, Acobal agreed to pay EURO 850,000 and Fibro-NTI agreed to pay EURO 200,000 for certain identified assets.  The closing of the various asset purchase transactions took place on June 1, 2005.  The Company borrowed EURO 450,000 to pay its portion of the EURO 1,500,000 from the other 50% owner of the Company’s joint venture in Germany.  This loan bears interest at 6% percent per annum.  The outstanding principal balance of this loan as of August 31, 2005 was EURO 450,000.  The Company intends to make quarterly payments of EURO 80,000 until the loan and all accrued interest thereon is paid off in full.  No repayments have been made as of August 31, 2005.  In addition, both Acobal and Fibro-NTI also borrowed EURO 850,000 and EURO 200,000, respectively, from the other 50% owner of the Company’s joint venture in Germany to pay their respective portions of the EURO 1,500,000 purchase price for the Henkel assets.  In connection with the transaction, Henkel agreed to a three-year non-competition provision and agreed not to acquire more than 5% of the outstanding shares of the Company.

Off-Balance Sheet Arrangements

The Company does not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet financial arrangements. As such, the Company is not materially exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such arrangements.

In fiscal 1999, a subsidiary of the Company, NTI Facilities, Inc., acquired a one-third ownership of Omni-Northern Ltd., which owns and operates a rental property located at 23205 Mercantile Road, Beachwood, Ohio.  The property has an approximate value of $2,205,000, based upon the cash-to-mortgage acquisition price of the property paid in fiscal 2000.  The Company has guaranteed up to $329,082 of Omni-Northern Ltd.’s $1,939,364 mortgage obligation with National City Bank, Cleveland, Ohio.  The building is fully leased at present.

Inflation and Seasonality

Inflation in the U.S. and abroad has historically had little effect on the Company.  The Company’s business has not historically been seasonal.

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

The Company’s revolving credit facility bears interest at a rate based on LIBOR and thus may subject the Company to some market risk on interest rates.  $1,000,000 was outstanding under this facility as of August 31, 2005.

Related Party Transactions

See note 18 to the Company’s consolidated financial statements for related party transaction disclosure.

Critical Accounting Policies

The preparation of the Company’s consolidated financial statements requires management to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

The Securities and Exchange Commission has defined a company’s most critical accounting policies as those that are most important to the portrayal of its financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Company has identified the following critical accounting policies. Although the Company believes that its estimates and assumptions are reasonable, they are based upon information available when they are made. Actual results may differ significantly from these estimates under different assumptions or conditions.

Investments in Corporate Joint Ventures

Investments in corporate joint ventures are accounted for using the equity method, except for React-NTI LLC which has been fully consolidated, starting February 28, 2005 due to the adoption of FIN 46R (See Note 2 to the Company’s consolidated financial statements).  Periodically, the Company evaluates the investments for any impairment and assesses the future cash flow projections to determine if there are any going concern issues.  If an investment were determined to be impaired, then a reserve would be created to reflect the impairment on the financial results of the Company.  The Company’s evaluation of its investments in corporate joint ventures requires the Company to make assumptions about future cash flows of its corporate joint ventures.  These assumptions require significant judgment and actual results may differ from assumed or estimated amounts.  The Company’s investments in corporate joint ventures were $8,622,361 and $7,343,932 as of August 31, 2005 and 2004, respectively.

Principles of Consolidation

The consolidated financial statements include the accounts of Northern Technologies International Corporation, its wholly owned subsidiary, NTI Facilities, Inc. and React-NTI LLC.  All significant intercompany transactions and balances have been eliminated in consolidation.

Accounts and Notes Receivable

The Company values accounts and notes receivable, net of an allowance for doubtful accounts. Each quarter, the Company prepares an analysis of its ability to collect outstanding receivables that provides a basis for an allowance estimate for doubtful accounts.  In doing so, the Company evaluates the age of its receivables, past collection history, current financial conditions of key customers, and economic conditions. Based on this evaluation, the Company establishes a reserve for specific accounts and notes receivable that it believes are uncollectible, as well as an estimate of uncollectible receivables not specifically known.  A deterioration in the financial condition of any key customer or a significant slow down in the economy could have a material negative impact on the Company’s ability to collect a portion or all of the accounts and notes receivable. The Company believes that an analysis of historical trends and its current knowledge of potential collection problems provide the Company with sufficient information to establish a reasonable estimate for an allowance for doubtful accounts. However, since the Company cannot predict with certainty future changes in the financial stability of its customers, the Company’s actual future losses from uncollectible accounts may differ from its estimates. In the event the Company determined that a smaller or larger uncollectible accounts reserve is appropriate, the Company would record a credit or charge to selling expense in the period that it made such a determination. Accounts receivable have been reduced by an allowance for uncollectible accounts of $13,085 and $11,563 at August 31, 2005 and August 31, 2004, respectively.

Revenue Recognition

In recognizing revenue, the Company applies the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition.  The Company recognizes revenue from the sale of its products when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed and determinable and collection of the resulting receivable is reasonably assured.  These criteria are met at the time of shipment when risk of loss and title pass to the customer or distributor.

Foreign Currency Translation (Accumulated Other Comprehensive Income)

The functional currency of each international corporate joint venture is the applicable local currency.  The translation of the applicable foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average monthly exchange rate.  Translation gains or losses are reported as an element of accumulated other comprehensive income.

Stock Based Compensation

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

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.”  SFAS No. 148 is an amendment to SFAS No. 123 providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and also provides required additional disclosures about the method of accounting for stock-based employee compensation. The Company adopted the annual disclosure provision of SFAS No. 148 during the year ended August 31, 2004.  The Company chose to not adopt the voluntary change to the fair value based method of accounting for stock-based employee compensation, pursuant to SFAS No. 148.

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

We have audited the accompanying consolidated balance sheets of Northern Technologies International Corporation and Subsidiaries (the “Company”) as of August 31, 2005 and 2004 and the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at August 31, 2005 and 2004, and the results of their operations and cash flows for the years then ended, in conformity with the accounting principles generally accepted in the United States of America.

As discussed in note 2 to the consolidated financial statements, the Company has restated its consolidated financial statements as of August 31, 2004 and the year then ended.

/s/ Virchow, Krause & Company, LLP
Minneapolis, Minnesota
November 1, 2005

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - AUGUST 31, 2005 AND 2004

	August 31, 2005	August 31, 2004

		(Restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$327,458	$662,038
Receivables:
Trade excluding corporate joint ventures, less allowance for doubtful accounts of $13,085 and $11,563 at August 31, 2005 and 2004, respectively	1,990,589	1,669,265
Trade corporate joint ventures	450,843	459,213
Technical and other services, corporate joint ventures	1,093,688	1,233,563
Income taxes	517,019	362,172
Inventories	1,547,769	1,211,512
Prepaid expenses	149,638	113,454
Deferred income taxes	27,088	276,000

Total current assets	6,104,092	5,987,217
PROPERTY AND EQUIPMENT, net	720,646	779,672
OTHER ASSETS:
Investments in corporate joint ventures:
Industrial chemical	8,296,390	7,059,340
Industrial non-chemical	325,971	284,592
Deferred income taxes	497,197	354,000
Notes receivable and foreign deposit	1,522,922	1,429,817
Note from employee	82,116	107,331
Industrial patents and trademarks, net	1,060,217	588,631
Goodwill	304,000	273,000
Other	383,267	308,902

	12,472,080	10,405,613

	$19,296,818	$17,172,502

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,284,784	$1,057,254
Borrowings made on line of credit	1,000,000	—
Note payable	554,870	—
Accrued liabilities:
Payroll and related benefits	265,174	861,711
Deferred joint venture royalties	74,702	216,275
Other	226,869	207,319

Total current liabilities	3,406,399	2,342,559
DEFERRED GROSS PROFIT	—	30,000
MINORITY INTEREST	67,538	77,863
STOCKHOLDERS’ EQUITY:
Preferred stock, no par value; authorized 10,000 shares; none issued and outstanding	—	—
Common stock, $0.02 par value per share; authorized 10,000,000 shares; issued and outstanding 3,589,993 and 3,581,982, respectively	71,800	71,640
Additional paid-in capital	4,140,095	4,105,584
Retained earnings	11,176,509	10,233,967
Accumulated other comprehensive income	434,477	310,889

Total stockholders’ equity	15,822,881	14,722,080

	$19,296,818	$17,172,502

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED AUGUST 31, 2005 AND 2004

	2005	2004

		(Restated)
NORTH AMERICAN OPERATIONS:
Net sales	$14,816,672	$13,942,271
Cost of sales	8,967,155	7,801,807

Gross profit	5,849,517	6,140,464
Operating expenses:
Selling	2,714,740	3,053,831
General and administrative	2,364,667	2,484,799
Lab and technical support	759,662	663,346

	5,839,069	6,201,976
NORTH AMERICAN OPERATING INCOME (LOSS)	10,448	(61,512)
CORPORATE JOINT VENTURES AND HOLDING COMPANIES:
Equity in income of industrial chemical corporate joint ventures and holding companies	1,937,230	1,528,907
Equity in income (loss) of industrial non-chemical corporate joint ventures and holding companies	31,547	(1,583)
Equity in loss of business consulting corporate joint ventures	—	(6,250)
Fees for technical support and other services provided to corporate joint ventures	4,136,913	3,621,353
Expenses incurred in support of corporate joint ventures	(4,977,375)	(4,038,678)

INCOME FROM ALL CORPORATE JOINT VENTURES AND HOLDING COMPANIES	1,128,315	1,103,749
INTEREST INCOME	96,282	63,734
INTEREST EXPENSE	(36,090)	—
MINORITY INTEREST	10,326	119,344

INCOME BEFORE INCOME TAX EXPENSE	1,209,281	1,225,315
INCOME TAX EXPENSE	16,000	189,000

NET INCOME	$1,193,281	$1,036,315
NET INCOME PER COMMON SHARE:
Basic	$0.33	$0.29

Diluted	$0.33	$0.29

WEIGHTED AVERAGE COMMON SHARES ASSUMED OUTSTANDING:
Basic	3,584,085	3,610,949

Diluted	3,600,485	3,612,777

DIVIDENDS PAID PER COMMON SHARE	$0.07	$0.05

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AUGUST 31, 2005 AND 2004

					Accumulated Other Comprehensive (Income) Loss
	Common Stock		Additional Paid-in Capital	Retained Earnings		Minority Interest	Total Stockholders’ Equity

	Shares	Amount

BALANCE AT AUGUST 31, 2003, as restated	3,626,192	$72,504	$4,191,964	$9,493,742	$(180,555)	$197,207	$13,577,675
Repurchase of common stock	(44,200)	(864)	(86,400)	(114,421)	—	—	(201,685)
Dividends on common stock - $.05 per share	—	—	—	(181,666)	—	—	(181,666)
Comprehensive income, 2004:
Foreign currency translation adj.	—	—	—		491,444	—	491,444
Net income	—	—	—	1,036,315	—	(119,344)	1,036,315

Comprehensive income, 2004							1,527,759

BALANCE AT AUGUST 31, 2004	3,581,992	71,640	4,105,584	10,233,967	310,889	77,863	14,722,080
Issuance of common stock	8,001	160	34,531	—	—	—	34,691
Dividends on common stock - $.07 per share	—	—	—	(250,739)	—	—	(250,739)
Comprehensive income, 2005:
Foreign currency translation adj.	—	—	—		123,588	(10,325)	123,588
Net income	—	—	—	1,193,281	—	—	1,193,281

Comprehensive income, 2005							1,316,869

BALANCE AT AUGUST 31, 2005	3,589,993	$71,800	$4,140,095	$11,176,509	$434,477	$67,538	$15,822,881

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED AUGUST 31, 2005 and 2004

	2005	2004

		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	1,193,281	1,036,315
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation expense	207,437	170,909
Amortization expense	80,935	29,633
Minority interest	(10,326)	(119,344)
Write off of notes receivable	224,778	—
Equity in (income) loss from corporate joint ventures:
Industrial chemical	(1,937,230)	(1,528,907)
Industrial non-chemical	(31,547)	1,583
Business consulting	—	6,250
Deferred income taxes	105,715	(275,000)
Deferred gross profit	(30,000)	5,000
Deferred joint venture royalties	(141,573)	216,275
Gain on sale of equipment	—	(18,100)
Change in current assets and liabilities:
Receivables:
Trade excluding corporate joint ventures	(321,324)	(390,513)
Trade corporate joint ventures	8,370	(166,275)
Technical and other services receivables, corporate joint ventures	139,875	(467,884)
Income taxes	(154,847)	168,916
Inventories	(336,257)	(166,066)
Prepaid expenses and other	(36,271)	12,088
Employee note receivable	25,215	18,713
Accounts payable	227,530	451,406
Accrued liabilities	(576,987)	463,549

Net cash used in operating activities	(1,363,175)	(551,452)
CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of investments available for sale	—	1,643,939
Proceeds from the sale of property and equipment	—	24,550
Investment in joint ventures:
Industrial chemical	(143,091)	(465,000)
Industrial non-chemical	—	(61,750)
Business consulting	—	(6,250)
Dividends received from corporate joint ventures	956,956	762,889
Goodwill	(31,000)	(273,000)
Loans made	(827,150)	(302,069)
Loans extinguished	509,267	240,099
Additions to property and equipment	(148,411)	(343,787)
(Increase) Decrease in other assets	(74,365)	139,875
Disposals of industrial patents	65,928	—
Additions to industrial patents	(63,491)	(301,096)

Net cash provided by investing activities	244,643	1,058,400
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(250,739)	(181,666)
Borrowings made on line of credit	1,000,000	—
Stock options exercised	34,691	—
Bank overdraft	—	(201,688)

Net cash provided by (used in) financing activities	783,952	(383,354)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(334,580)	123,594
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	662,038	538,444

CASH AND CASH EQUIVALENTS AT END OF PERIOD	327,458	662,038

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED AUGUST 31, 2005 AND 2004

1.     NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Sales Originating in North America – Northern Technologies International Corporation and Subsidiaries (the Company) considers sales originating in North America to be all sales shipped/invoiced from the Company’s facilities located in Minnesota and Ohio.  There are no sales from the Corporate Joint Ventures included in the amount as the Company’s investments in Corporate Joint Ventures are accounted for using the equity method. The Company manufactures, markets and sells primarily rust and corrosion protection products and custom packaging systems for avionics, automotive, electronics, electrical, mechanical and military applications, sold under the brand name ZERUST and Excor.

Cash and Cash Equivalents - The Company includes as cash and cash equivalents highly liquid, short-term investments with maturity of three months or less when purchased, which are readily convertible into known amounts of cash. The Company maintains its cash in high quality financial institutions. The balances, at times, may exceed federally insured limits.

Accounts Receivable - The Company reviews customers’ credit history before extending unsecured credit and establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers and other information.  Accounts receivable over 30 days are considered past due for most customers. The Company does not accrue interest on past due accounts receivable. If accounts receivable in excess of the provided allowance are determined uncollectible, they are charged to expense in the year that determination is made. Accounts receivable have been reduced by an allowance for uncollectible accounts of $13,085 and $11,563 on August 31, 2005 and 2004, respectively.

Inventories - Inventories are recorded at the lower of cost (first-in, first-out basis) or market.

Property and Depreciation - Property and equipment are stated at cost.  Depreciation is computed using the straight-line method based on the estimated service lives of the various assets as follows:

Buildings and improvements	5-20 years
Machinery and equipment	3-10 years

Investments in Corporate Joint Ventures - Investments in Corporate Joint Ventures are accounted for using the equity method.  Intercompany profits on inventories held by the Corporate Joint Ventures that were purchased from the Company have been eliminated based on the Company’s ownership percentage in each corporate joint venture.  Periodically, the Company evaluated the investments for any impairment and assesses the future cash flow projections to determine if there are any going concern issues.  If an investment were determined to be impaired then an reserve would be created to reflect the impairment on the financial results of the Company.

Recoverability of Long-Lived Assets - The Company reviews its long-lived assets whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable.  The Company determines potential impairment by comparing the carrying value of the assets with expected net cash flows expected to be provided by operating activities of the business or related products.  Should the sum of the expected undiscounted future net cash flows be less than the carrying value, the Company would determine whether an impairment loss should be recognized.  An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the asset.  As of August 31, 2005, the Company did not consider any of its assets impaired.

Principles of Consolidation - The consolidated financial statements include the accounts of Northern Technologies International Corporation, its wholly owned subsidiary, NTI Facilities, Inc and its 75% owned subsidiary React NTI LLC. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Foreign Currency Translation (Accumulated Other Comprehensive Income) - The functional currency of each international corporate joint venture is the applicable local currency.  The translation of the applicable foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average monthly exchange rate.  Translation gains or losses are reported as an element of accumulated other comprehensive income.

Revenue Recognition - In recognizing revenue, the Company applies the provisions of the Securities and Exchange Commission Staff Accounting Bulletin 104, Revenue Recognition.  The Company recognizes revenue from the sale of its products when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured

Shipping and Handling - The Company records all amounts billed to customers in a sales transaction related to shipping and handling as sales.  The Company records costs related to shipping and handling in cost of sales.

Research and Development - The Company expenses all costs related to product research and development as incurred.  The Company spent $1,292,143 in fiscal 2005 and $1,670,014 in fiscal 2004 in connection with its research and development activities.  These fees are accounted for in the “Expenses incurred in support of corporate joint ventures” section of the income statement.

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

2.     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Adoption of Accounting Pronouncement – FIN 46R

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”.  In December 2003, the FASB issued FIN 46R, “Consolidation of Variable Interest Entities, a revision of FIN 46” which addresses consolidation by business enterprises where equity investors do not bear the residual economic risks and rewards.  The provisions of FIN 46R were effective for interests in variable interest entities (VIE) for the Company during the year ended of August 31, 2005.

In accordance with FIN 46R, the Company has elected to consolidate React-NTI LLC. .  The Company holds 75% of the equity and 75% of the voting rights, and has made significant advances to React-NTI LLC.  Therefore, the Company has determined that it is the primary beneficiary of React-NTI LLC.  Previously, the Company did not consolidate React-NTI LLC because under the terms of the joint venture agreement, there are certain matters requiring unanimous shareholder approval.  These rights represent substantive participating rights of the minority shareholder as defined in Emerging Issues Task Force (EITF) No. 96-16, “Investor’s Accounting for an Investee When the Investor has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights”.  Accordingly, the Company did not control React-NTI LLC and previously accounted for its investment under the equity method rather than by consolidation until the Company’s adoption of FIN 46R during its fiscal 2005.

As encouraged under FIN 46R, the prior financial periods included in this Report have been restated to reflect the consolidation of React-NTI LLC.  The following table summarizes the Company’s consolidated balance sheet as of August 31, 2004 and consolidated statement of operations for fiscal 2004, that were restated to reflect the adoption by the Company of FIN 46R and the consolidation of React-NTI LLC.

	As Originally Reported		As Currently Reported

	8/31/2004	FIN 46 R Adjustments	8/31/2004

CURRENT ASSETS	$5,436,750	$550,467	$5,987,217
PROPERTY AND EQUIPMENT, net	733,139	46,533	779,672
OTHER ASSETS	10,526,203	(120,590)	10,405,613

TOTAL ASSETS	16,696,092	476,410	17,172,502
CURRENT LIABILITIES	1,944,012	398,547	2,342,559
DEFERRED GROSS PROFIT	30,000	—	30,000
MINORITY INTEREST	—	77,863	77,863
STOCKHOLDERS’ EQUITY:	14,722,080	—	14,722,080

LIABILITIES AND STOCKHOLDERS’ EQUITY	16,696,092	476,410	17,172,502

NORTH AMERICAN OPERATIONS
Net sales	10,915,676	3,026,595	$13,942,271
Cost of goods sold	5,280,420	2,521,387	7,801,807

Gross profit	5,635,256	505,208	6,140,464
Operating expenses	5,219,392	982,584	6,201,976
NORTH AMERICAN OPERATING INCOME (LOSS)	415,864	(477,376)	(61,512)

	As Originally Reported		As Currently Reported

	8/31/2004	FIN 46 R Adjustments	8/31/2004

INCOME FROM ALL CORPORATE JOINT VENTURES AND HOLDING COMPANIES	745,717	358,032	1,103,749
INTEREST INCOME	63,734	—	63,734
MINORITY INTEREST	—	119,344	119,344
INCOME BEFORE INCOME TAX EXPENSE	1,225,315	—	1,225,315
INCOME TAX EXPENSE	189,000	—	189,000

NET INCOME	$1,036,315	—	$1,036,315

In June 2005, FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20 and FASB Statement No. 3. The statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle.  SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005.  The statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154.  The Company does not expect the adoption of SFAS No. 154 to have a material effect on its consolidated financial statements.

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

	August 31, 2005	August 31, 2004

Net income:
As reported	$1,193,281	$1,036,315
Pro forma	$1,182,570	$1,003,775
Basic net income per common share
As reported	$0.33	$0.29
Pro forma	$0.33	$0.28
Diluted net income per share
As reported	$0.33	$0.29
Pro forma	$0.33	$0.28
Stock-based compensation, net:
As reported	$0	$0
Pro forma	$10,711	$32,540

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

The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions and results for the grants:

	August 31, 2005	August 31, 2004

Dividend yield	2.00%	2.00%
Expected volatility	42.8%	44.10%
Expected life of option	5 years	5 years
Average risk-free interest rate	3.87%	3.63%

In December 2004, FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, that focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”

Beginning with our fiscal quarter that begins September 1, 2006, the Company will be required to expense the fair value of employee stock options and similar awards.  As a public company, the Company is allowed to select from two alternative transition methods, each having different reporting implications.  The anticipated impact of SFAS No. 123R on the Company’s consolidated operating results has not been determined at this time.

4.     INVENTORIES

Inventories consisted of the following:

	August 31, 2005	August 31, 2004

Production materials	$211,714	$279,039
Finished goods	1,336,056	932,473

	$1,547,769	$1,211,512

5.     PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	August 31, 2005	August 31, 2004

Land	$29,097	$29,097
Buildings and improvements	864,666	793,389
Machinery and equipment	652,400	1,094,888

	1,546,163	1,917,374
Less accumulated depreciation	(825,517)	(1,137,702)

	$720,646	$779,672

6.     INDUSTRIAL PATENTS AND TRADEMARKS, NET

Industrial patents and trademarks, net consisted of the following:

	August 31, 2005	August 31, 2004

Patents and trademarks	$1,182,089	$629,569
Less accumulated amortization	(121,872)	(40,938)

	$1,060,217	$588,631

Patent and trademark costs are amortized over seven years once a it is filed and approved.  Amortization expense was $80,935 and $29,633, for the years ended August 31, 2005 and 2004, respectively.  Amortization expense is estimated to approximate $160,000 in each of the next five fiscal years.

7.     NOTES RECEIVABLE AND FOREIGN DEPOSITS

Notes receivable and foreign deposits consisted of the following:

	August 31, 2005	August 31, 2004

Notes receivable from corporate joint venture partners	$50,000	$454,348
Notes receivable from other sources	1,027,453	$530,000
Foreign deposits	445,469	445,469

	$1,522,922	$1,429,817

8.     INVESTMENTS IN CORPORATE JOINT VENTURES

Composite financial information from the audited and unaudited financial statements of the Company’s joint ventures carried on the equity basis is summarized as follows:

	August 31, 2005	August 31, 2004

Current assets	$22,949,103	$19,560,576
Total assets	30,345,208	25,726,996
Current liabilities	11,263,369	7,332,920
Noncurrent liabilities	2,273,927	2,393,543
Joint ventures’ equity	16,806,617	16,000,580
Northern Technologies International Corporation’s share of Corporate Joint Ventures’ equity	$8,622,361	$7,343,932

	August 31, 2005	August 31, 2004

Net sales	$57,167,054	$44,121,671
Gross profit	26,503,607	21,298,915
Net income	3,714,290	2,958,018
Northern Technologies International Corporation’s share of equity in income of Corporate Joint Ventures	$1,968,777	$1,521,074

During fiscal 2005, the Company invested in corporate joint ventures as follows:

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

In August 2005, the Company invested an additional $62,500 in one of its industrial chemical corporate joint ventures.  The Company has a 50% ownership interest in this joint venture.  It is anticipated that this contribution is the Company’s final capital contribution to this joint venture.  See Item 1 – Description of Business (Corporate Joint Ventures and Holding Companies) for a schedule of investments in Corporate Joint Ventures.

9.     GOODWILL

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of React NTI LLC when it was acquired on September 30, 2003. The Company has fully adopted SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that (1) the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill, and (3) require that unamortized negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized.  SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS No. 142 (1) prohibit the amortization of goodwill and indefinite-lived intangible assets, (2) require that goodwill and indefinite-lived intangible assets may be impaired (3) require that reporting units be identified for the purpose of assessing potential impairments of goodwill, and (4) remove the 40 year limitation on the amortization period of intangible assets that have finite lives. The Company completed its annual testing for the years ended August 31, 2005 and 2004 and determined that its recorded goodwill was not impaired.

The Company tests goodwill annually for impairment and in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired.  Goodwill at August 31, 2005 and 2004 was $304,000 and $273,000, respectively.  The increase in goodwill of $31,000 during the year ended August 31, 2005 relates to a reversal of prior period amortization that was improperly expensed during fiscal 2004.

10.     CORPORATE DEBT

In August 2004, the Company obtained a $500,000 revolving credit facility with National City Bank, which was originally scheduled to expire on December 31, 2005.  In March 2005, the facility was increased to $1,000,000 and the expiration date was amended to January 31, 2006.  Outstanding amounts under the revolving credit facility bear interest at an annual rate based on LIBOR plus 2.25%.  As of August 31, 2005, the interest rate was 6.28%.  Amounts borrowed under the facility are collateralized by a lien on substantially all of the Company’s assets, excluding its corporate joint venture interests and intellectual property rights.  The credit documents contain other terms and provisions (including representations, covenants and conditions) customary for transactions of this type. Significant financial covenants include minimum fixed charge coverage ratio of 1.0 to 1.0.  Other covenants include a prohibition on any merger or consolidation without prior consent of the lender and restrictions on future credit extensions and non-equity investments and the incurrence of additional indebtedness without the lender’s prior consent. The facility contains customary events of default, including nonpayment of principal or other amounts when due; breach of covenants; inaccuracy of representations and warranties; cross-default and/or cross-acceleration to other indebtedness; non-compliance with laws; certain voluntary and involuntary bankruptcy events; judgments entered against the Company; and a sale of material assets. If an event of default occurs and is continuing, the lender August, among other things, terminate its obligations thereunder and require the Company to repay all amounts thereunder.  The Company is in compliance with all covenants or the revolving credit facility.  As of August 31, 2005, $1,000,000 was outstanding under the facility.  The Company has the right to prepay the facility at any time without premium or penalty.

11.     STOCKHOLDERS’ EQUITY

During fiscal 2005, the Company did not purchase or retire any shares of common stock.  Stock options to purchase 4,000 shares of common stock were exercised on March 2, 2005, 2,000 of which had an exercise price of $5.00 per share and 2,000 of which had an exercise price of $3.34 per share.  Stock options to purchase 4,001 shares of common stock were exercised on August 22, 2005, 2,000 of which had an exercise price of $5.00 per share, 1,334 of which had an exercise price of $3.34 per share and 667 of which had an exercise price of $5.30 per share.

During fiscal 2004, the Company acquired and retired 44,200 shares of common stock for $201,685.  The Company did not acquire or retire any shares of common stock during fiscal 2005.

12.     SUPPLEMENTAL CASH FLOW INFORMATION

On November 12, 2004, the Company’s Board of Directors declared a cash dividend of $0.07 per share that totaled $250,739 and was paid on December 17, 2004 to shareholders of record on December 3, 2004.

13.     TOTAL COMPREHENSIVE INCOME

The Company’s total comprehensive income was as follows:

	Years Ended

	August 31, 2005	August 31, 2004

Net income	$1,193,281	$1,036,315
Other comprehensive income – foreign currency translation adjustment	123,588	491,444

Total comprehensive income	$1,316,869	$1,527,759

14.     NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding.  Diluted net income per share assumes the exercise of stock options using the treasury stock method, if dilutive.

Options to purchase 2,000, 3,000 and 334 shares of common stock with per share exercise prices of $6.75, $6.15 and $5.96, respectively, were outstanding as of August 31, 2005, and options to purchase 28,655, 2,000, 2,000, 10,000, and 12,000 shares of common stock with per share exercise prices of $7.00, $6.75, $5.50, $6.75 and $5.30, respectively, were outstanding as of August 31, 2004, but were excluded from the computation of common share equivalents, because their exercise prices were greater than the average market price of a share of common stock.

15.     STOCK-BASED COMPENSATION

The Company has two stock option plans under which options to purchase shares of common stock are outstanding – 1994 Stock Incentive Plan and 2000 Stock Incentive Plan (the Plans).  The Company’s Board of Directors and stockholders approved both of these Plans and the Compensation Committee of the Board of Directors administers the Plans.  The 1994 Plan has expired, except with respect to outstanding option grants.  Under the Plans, incentive stock options and nonqualified stock options could be granted to directors, officers, non-officer employees, and independent consultants of the Company.  Options granted under the Plan generally have a term of five years and become exercisable ratably over a three- or four-year period beginning on the one year anniversary date of the grant.  Options are granted at per share exercise prices equal to the market value of the Company’s common stock on the date of grant.

A summary of the status of the Company’s stock options for the fiscal years ended August 31 is as follows:

	2005		2004

	Shares	Wgtd Avg Exer Price	Shares	Wgtd Avg Exer Price

Outstanding at beginning of year	115,655	$5.29	118,321	$5.39
Granted	19,334	5.40	18,000	5.30
Exercised	(8,001)	4.33	—	—
Canceled	(60,654)	5.96	(20,666)	5.90

Outstanding at end of year	66,334	$4.82	115,655	$5.29

Options exercisable at year-end	49,669	$4.67	79,660	$5.61

The following table summarizes information about stock options outstanding and exercisable at August 31, 2005:

Option Grant Date	Per Share Exercise Prices	Remaining Contractual Life	Number of Options Outstanding (#)	Number of Options Exercisable (#)

9/1/2000	$6.75	0.1	2,000	2,000
2/9/2001	$5.50	0.4	1,000	1,000
9/1/2001	$5.00	1.0	4,000	4,000
2/15/2002	$4.56	1.5	38,000	38,000
9/1/2002	$3.34	2.0	4,000	2,668
9/1/2003	$5.30	3.0	6,000	2,001
9/1/2004	$5.25	4.0	8,000	0
11/12/04	$6.15	4.2	3,000	0
7/29/05	$5.96	4.9	334	0

			66,334	49,669

The weighted average fair value of options granted during the year ended August 31, 2005 and 2004, was $1.98 and $1.94, respectively.

16.     SEGMENT INFORMATION

Net sales by geographic location as a percentage of total net sales were as follows:

	August 31, 2005	August 31, 2004

Inside the U.S.A. to unaffiliated customers	78.3	72.0
Outside the U.S.A. to:
Corporate Joint Ventures in which the Company is a shareholder directly and indirectly	10.7	8.6
Unaffiliated customers	11.1	19.4

	100%	100%

Two of the Company’s North American customers accounted for in the aggregate approximately 35.3% and 33.7% of the Company’s net sales for the fiscal years ended August 31, 2005 and 2004 respectively, and $637,787 and $371,283 of the Company’s receivables at August 31, 2005 and 2004, respectively.

17.     RETIREMENT PLAN AND EMPLOYEE STOCK PURCHASE PLAN

The Company has a 401(k) employee savings plan.  Employees who meet certain age and service requirements may elect to contribute up to 15% of their salaries.  The Company contributes the lesser of 50% of the participant’s contributions or 3.5% of the employee’s salary.  The Company recognized expense for the savings plan of $96,717 and $67,933, for the fiscal years ended August 31, 2005 and 2004, respectively.

The Company has an employee stock purchase plan.  Employees who meet certain age and service requirements may elect to contribute a portion of their salary to purchase up to 2,000 shares of common stock in a fiscal year.  Employees receive a 10% discount on the purchase price of the stock and shares can be purchased quarterly.  In accordance with APB 25, the employee stock purchase plan qualifies as a non-compensatory plan, and as such, there is no compensation cost required.

18.     RELATED PARTY TRANSACTIONS

The Company paid reimbursement for travel and related expenses of $602,000 and $449,000 for the fiscal years ended August 31, 2005 and 2004, respectively, to a financial and management consulting firm, Inter Alia, which beneficially owns 25.4% of the Company’s outstanding common stock, and of which the Company’s former Chairman of the Board and Chief Executive Officer and current Chairman Emeritus and the Company’s current President and Chief Operating Officer are shareholders.  The management consulting firm earned commissions on royalties paid by corporate joint ventures of approximately $137,089 and $99,239, for the fiscal years ended August 31, 2005 and 2004, respectively, on net proceeds of sales of the Company’s products.  In addition, the Company paid health insurance premiums of $17,510 and $17,158 for the fiscal years ended August 31, 2005 and 2004, respectively, related to policies that insure the Company’s former Chairman of the Board and Chief Executive Officer and current Chairman Emeritus.  The Manufacturer’s Representative Agreement between Northern Instruments Corporation and The Saxxon Organization Incorporated dated October 1, 1976 and Assignment by and among The Saxxon Organization Incorporated to Inter Alia Holding Co. on January 9, 1980 is incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-KSB for the year ended August 31, 2004.

The Company made consulting payments to Dr. Ramani Narayan, a director of the Company, of $50,000 on January 21, 2004 and $25,000 on each of September 9, 2004, December 2, 2004, April 7, 2005 and June 14, 2005.  The consulting services rendered by Dr. Narayan related to research and development associated with various new technologies.

The Company made a consulting payment to Dr. Sunggyu Lee, a director of the Company, of $10,000 and $25,000 on July 6, 2004 and January 21, 2004 respectively, and $50,000 on February 2, 2005 and another payment of $50,000 on June 6, 2005.  The consulting services rendered by Dr. Lee related to research and development associated with various new technologies.

The Company pays rent for its Beachwood office and lab location to a related party.  See Note 20.

19.     INCOME TAXES

The provisions for income taxes for the fiscal years ended August 31 consist of the following:

	2005	2004

Current:
Federal	$114,800	$437,000
State	7,200	27,000

	122,000	464,000
Deferred:
Federal	(99,800)	(263,000)
State	(6,200)	(12,000)

	(106,000)	(275,000)

	$16,000	$189,000

Reconciliations of the expected federal income tax at the statutory rate with the provisions for income taxes for the fiscal years ended August 31 are as follows:

	2005	2004

Tax computed at statutory rates	$424,000	$417,000
State income tax, net of federal benefit	17,700	22,000
Tax effect on equity in income of international joint ventures	(577,000)	(495,000)
Tax effect on dividends received from corporate joint ventures	240,000	259,000
Foreign Tax Credit	(136,000)	—
Research and Development Credit	(50,000)	—
Other	97,300	(14,000)

	$16,000	$189,000

The Company has not recognized a deferred tax liability relating to undistributed earnings of Corporate Joint Ventures and holding companies that are essentially permanent in duration of $2,781,000 and $2,204,000 at August 31, 2005 and 2004, respectively.  If some or all of the undistributed earnings of the Corporate Joint Ventures and holding companies are remitted to the Company in the future, income taxes, if any, after the application of foreign tax credits will be provided at that time.

At August 31, 2005 the Company had foreign tax credit carryforwards of approximately $1,805,000 which begin to expire in 2010. The Company established a valuation allowance of $1,618,000 with respect to the foreign tax credit carryforwards.

The tax effect of the temporary differences and tax carry forwards comprising the net deferred taxes shown on the balance sheets at August 31 are as follows:

	2005	2004

Current:
Allowance for doubtful accounts	$4,788	$4,000
Inventory costs	14,700	16,000
Prepaid expenses and other	(27,400)	(33,000)
Accrued expenses	35,000	278,000
Deferred gross profit	—	11,000

Total current	$27,088	$276,000

Noncurrent:
Excess of book over tax depreciation	$29,300	$59,000
Asset valuation reserves	78,000	108,000
Foreign tax credits, net of a valuation allowance of $1,618,000 at August 31, 2005	187,000	187,000
Federal Net Operating Loss	37,700	—
Research and Development Credit	165,197	—

Total noncurrent	$497,197	$354,000

20.     COMMITMENTS AND CONTINGENCIES

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

The Company loaned Plastitech Ltd. $560,486 and Jose-Louis Turullols $69,274 during fiscal 2005.  These loans bear interest at the rate of seven and one half percent (7.5%) per annum.  The entire principal balance of these loans and all accrued interest thereon will be due in full on January 1, 2007.  These loans are secured with shares of common stock of Stratek Plastics Ltd. representing approximately 3.9% of each borrower’s ownership interest in Stratek Plastics Ltd.

On April 28, 2005, the Company entered into a Settlement Agreement and Asset Purchase (the “Settlement Agreement”) with Excor Korrosionsforschung GmbH (“Excor”), Fibro-NTI Urun Gelistirme Ve Pazarlama Ticaret Anonim (“Fibro-NTI”), Acobal SAS (“Acobal”), Henkel KGaA and Henkel Surface Technologies SAS pursuant to which the Company agreed to settle certain litigation the Company and its 50% owned joint venture in France, Acobal SAS, commenced against Henkel Surface Technologies S.A.S and Henkel KGaA.  Under the Settlement Agreement, the Company, Acobal and the Company’s 50% owned joint venture in Turkey, Fibro-NTI, agreed to purchase certain non-contact corrosion protection assets used by Henkel or its affiliates for EURO 1,500,000.  Of the EURO 1,500,000, the Company agreed to pay EURO 450,000 which was capitalized in patents and trademarks and the liability is recognized as the note payable., Acobal agreed to pay EURO 850,000 and Fibro-NTI agreed to pay EURO 200,000 for certain identified assets.  The closing of the various asset purchase transactions took place on June 1, 2005.  The Company borrowed EURO 450,000 to pay its portion of the EURO 1,500,000 from the other 50% owner of the Company’s joint venture in Germany.  No repayments have been made as of August 31, 2005.  In addition, both Acobal and Fibro-NTI also borrowed EURO 850,000 and EURO 200,000, respectively, from the other 50% owner of the Company’s joint venture in Germany to pay their respective portions of the EURO 1,500,000 purchase price for the Henkel assets.  The terms of these loans have not been formalized as of the date of this report.  In connection with the transaction, Henkel agreed to a three-year non-competition provision and agreed not to acquire more than 5% of the outstanding shares of the Company.

On June 24, 2005, the Company executed a purchase agreement to purchase a building and land for a new corporate headquarters in Circle Pines, Minnesota.  The agreement is to purchase a 40,000 square foot building and land for $1,500,000 and is expected to be financed with a 15-year mortgage.  The Company anticipates closing the transaction in April 2006.

21.     STATEMENTS OF CASH FLOWS

Supplemental disclosures of cash flow information for the fiscal years ended August 31, 2005 and 2004 consist of:

	2005	2004

Cash paid (received) during the year for income taxes	$(99,535)	$45,183
Increase in the Company’s investment in Corporate Joint Ventures and accumulated other comprehensive loss due to changes in exchange rates	123,588	491,444
Issuance of note payable in connection with acquisition of intellectual property rights	$554,870	$—

22.     QUARTERLY INFORMATION (UNAUDITED)

	Quarter Ended

	November 30	February 28	May 31	August 31

Fiscal year 2005:
Net sales	$3,832,216	$3,478,352	$3,680,263	$3,825,841
Gross profit	1,472,628	1,489,892	1,494,627	1,392,370
Income before income taxes	228,320	(54,684)	412,615	643,669
Income taxes	(119,000)	107,000	28,000	(11,000)
Net income	347,320	(161,684)	373,615	654,669
Net income per share:
Basic	$0.10	$(0.05)	$0.10	$0.18
Diluted	$0.10	$(0.04)	$0.10	$0.18
Weighted average common shares assumed outstanding:
Basic	3,581,992	3,581,992	3,586,388	3,586,388
Diluted	3,605,695	3,604,051	3,599,005	3,599,005

	Quarter Ended

	November 30	February 28	May 31	August 31

Fiscal year 2004:
Net sales	$3,064,679	$3,386,647	$3,869,331	$3,621,614
Gross profit	1,316,700	1,472,096	1,769,155	1,582,513
Income before income taxes	424,210	147,075	512,715	141,315
Income taxes	51,000	65,000	1,000	72,000
Net income	373,210	82,075	511,715	69,315
Net income per share:
Basic	$0.103	$0.023	$0.142	$0.019
Diluted	$0.103	$0.023	$0.141	$0.019
Weighted average common shares assumed outstanding:
Basic	3,626,192	3,625,950	3,610,157	3,581,992
Diluted	3,640,604	3,640,015	3,618,562	3,589,304

Item 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

Item 8A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to reasonably ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  In designing and evaluating the Company’s disclosure controls and procedures, the Company recognizes that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives and the Company necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  The Company’s management evaluated, with the participation of its President and its Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered in this Report.  Based on that evaluation, the Company’s President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of such period to provide reasonable assurance that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that material information relating to the Company and its consolidated subsidiaries is made known to management, including the Company’s President and Chief Financial Officer, particularly during the period when the Company’s periodic reports are being prepared.

The Company’s management is aware, however, that there is a lack of segregation of duties due to the small number of employees of the Company dealing with general administrative and financial matters. However, the Company’s management has decided that considering the employees involved and the control procedures in place, risks associated with such lack of segregation are insignificant and the potential benefits of adding employees to clearly segregate duties do not at this time justify the expenses associated with such increases.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended August 31, 2005 that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART III

Item 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors, Executive Officers, Promoters and Control Persons

The information required under Item 9 of this Report is to be contained under the captions “Election of Directors — Information About Nominees,” “Election of Directors — Other Information About Nominees,” “Election of Directors — Board and Committee Meetings,” and “Election of Directors — Corporate Governance” in the Company’s definitive proxy statement to be filed with the SEC with respect to its next annual meeting of stockholders, which involves the election of directors and is incorporated herein by reference, or, if such proxy statement is not filed with the SEC within 120 days after the end of the fiscal year covered by this Report, such information will be filed as part of an amendment to this Report not later than the end of the 120-day period.

The information concerning the Company’s executive officers and officers is included in this Report under Item 4A, “Executive Officers of the Company” and is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

The information required under Item 9 of this Report is to be contained under the caption “Other Matters – Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement to be filed with the SEC with respect to the Company’s next annual meeting of stockholders, which involves the election of directors and is incorporated herein by reference, or, if such proxy statement is not filed with the SEC within 120 days after the end of the fiscal year covered by this Report, such information will be filed as part of an amendment to this Report not later than the end of the 120-day period.

Procedures by which Security Holders Recommend Board Nominees

The information required under Item 9 of this Report is to be contained under the caption “Election of Directors – Corporate Governance” and “Other Matters – Director Nominations” in the Company’s definitive proxy statement to be filed with the SEC with respect to the Company’s next annual meeting of stockholders, which involves the election of directors and is incorporated herein by reference, or, if such proxy statement is not filed with the SEC within 120 days after the end of the fiscal year covered by this Report, such information will be filed as part of an amendment to this Report not later than the end of the 120-day period.

Code of Conduct and Ethics for Employees, Officers and Directors

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, as well as other employees and the Company’s directors and meets the requirements of the SEC and American Stock Exchange.  A copy of the Company’s Code of Ethics is filed as an exhibit to this Report.  The Company intends to disclose any amendments to any waivers from a provision of the Company’s code of ethics on a Form 8-K filed with the SEC.

Item 10.	EXECUTIVE COMPENSATION.

The information required under Item 10 of this Report is to be contained under the captions “Election of Directors — Director Compensation” and “Executive Compensation and Other Benefits” in the Company’s definitive proxy statement to be filed with the SEC with respect to the Company’s next annual meeting of stockholders, which involves the election of directors and is incorporated herein by reference, or, if such proxy statement is not filed with the SEC within 120 days after the end of the fiscal year covered by this Report, such information will be filed as part of an amendment to this Report not later than the end of the 120-day period.

Item 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required under Item 11 of this Report is to be contained under the caption “Security Ownership of Principal Stockholders and Management” in the Company’s definitive proxy statement to be filed with the SEC with respect to the Company’s next annual meeting of stockholders, which involves the election of directors and is incorporated herein by reference, or, if such proxy statement is not filed with the SEC within 120 days after the end of the fiscal year covered by this Report, such information will be filed as part of an amendment to this Report not later than the end of the 120-day period.

Equity Compensation Plan Information

The Company has two equity compensation plans under which equity compensation awards are outstanding – Northern Technologies International Corporation 1994 Stock Incentive Plan and the Northern Technologies International Corporation 2000 Stock Incentive Plan.  The following table summarizes the Company’s equity compensation plans as of August 31, 2005:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)

Equity compensation plans approved by security holders:	66,334	$4.82	117,000
Equity compensation plans not approved by security holders	0	0	0

Total	66,334	$4.82	117,000

Under the American Stock Exchange rules, the Company is required to disclose in its annual report the number of outstanding options and options available for grant under its equity compensation plans as of September 1, 2004 and August 31, 2005.  As of September 1, 2004, the number of securities to be issued upon exercise of outstanding options, warrants and rights were 115,665 shares of the Company’s common stock at a weighted average exercise price of $5.29 per share.  The number of securities remaining available for future issuance under the Company’s equity compensation plans (excluding securities to be issued upon exercise of outstanding options, warrants and rights) was 97,666 shares of the Company’s common stock.  This information as of August 31, 2005 is contained in the table above.

Item 12.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

The information required under Item 12 of this Report is to be contained under the caption “Related Party Relationships and Transactions” in the Company’s definitive proxy statement to be filed with the SEC with respect to the Company’s next annual meeting of stockholders, which involves the election of directors and is incorporated herein by reference, or, if such proxy statement is not filed with the SEC within 120 days after the end of the fiscal year covered by this Report, such information will be filed as part of an amendment to this Report not later than the end of the 120-day period.

Item 13.	EXHIBITS.

(a)     Exhibits

Reference is made to the Exhibit Index hereinafter contained, at page 55 of this Report.

A copy of any exhibits listed or referred to herein will be furnished at a reasonable cost to any person who is a stockholder upon receipt from any such person of a written request for any such exhibit.  Such request should be sent to:  Mr. Matthew Wolsfeld, Corporate Secretary, Northern Technologies International Corporation, 6680 N. Highway 49, Lino Lakes, Minnesota 55014 Attn:  Stockholder Information.

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

G.	Description of Non-Employee Director Compensation Arrangements (filed herewith).

H.	Description of Executive Officer Compensation Arrangements (filed herewith).

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required under Item 14 of this Report is to be contained under the captions “Ratification of Selection of Independent Registered Public Accounting Firm – Audit, Audit-Related, Tax and Other Fees” and  “Ratification of Selection of Independent Registered Public Accounting Firm – Auditor Fees Pre-Approval Policy” in the Company’s definitive proxy statement to be filed with the SEC with respect to the Company’s next annual meeting of stockholders, which involves the election of directors and is incorporated herein by reference, or, if such proxy statement is not filed with the SEC within 120 days after the end of the fiscal year covered by this Report, such information will be filed as part of an amendment to this Report not later than the end of the 120-day period.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

November 21, 2005	By:

G. Patrick Lynch
President and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant on November 21, 2005 in the capacities indicated.

Name	Title

/s/ G. Patrick Lynch	President and Chief Operating Officer and Director
(principal executive officer)
G. Patrick Lynch

/s/ Pierre Chenu	Chairman of the Board

Pierre Chenu

/s/ Matthew C. Wolsfeld, CPA	Chief Financial Officer and Corporate Secretary
(principal financial officer and principal accounting officer)
Matthew C. Wolsfeld, CPA

/s/ Donald A. Kubik, Ph.D.	Chief Technology Officer and Vice Chairman of the Board

Donald A. Kubik, Ph.D.

/s/ Jean-Guy Coulombe	Director

Jean-Guy Coulombe

/s/ Dr. Vera Kallmeyer	Director

Dr. Vera Kallmeyer

/s/ Dr. Sunggyu Lee	Director

Dr. Sunggyu Lee

/s/ Mark Mayers	Director

Mark Mayers

/s/ Dr. Ramani Narayan	Director

Dr. Ramani Narayan

/s/ Mark J. Stone	Director

Mark J. Stone

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-KSB

FOR THE FISCAL YEAR ENDED AUGUST 31, 2005

Item No.	Item	Method of Filing

3.1	Certificate of Incorporation of Northern Technologies International Corporation	Incorporated by reference to Exhibit 3.1 contained in the Registration Statement on Form 10 (File No. 0-19331).

3.2	Bylaws of Northern Technologies International Corporation	Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 2004.

10.1	Form of Incentive Stock Option Agreement for 1994 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 1993.

10.2	Form of Non-Qualified Stock Option Agreement for 1994 Stock Incentive Plan	Incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 1993.

10.3	1994 Stock Incentive Plan	Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-KSB for the year ended August 31, 1993.

10.4	2000 Stock Incentive Plan	Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-KSB for the year ended August 31, 2000.

10.5	Form of Incentive Stock Option Agreement for 2000 Stock Incentive Plan	Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-KSB for the year ended August 31, 2000.

10.6	Form of Non-Qualified Stock Option Agreement for 2000 Stock Incentive Plan	Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-KSB for the year ended August 31, 2000.

10.7	Description of Non-Employee Director Compensation Arrangements	Filed herewith.

10.8	Description of Executive Officer Compensation Arrangements	Filed herewith.

10.9

Manufacturer’s Representative Agreement between Northern Instruments Corporation and The Saxxon Organization Incorporated dated October 1, 1976 and Assignment by and among The Saxxon Organization Incorporated, Inter Alia Holding Co. and Northern Instruments Corporation, dated January 9, 1980

Incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-KSB for the year ended August 31, 2004.

10.10	Commercial Note: Revolving Credit dated August 6, 2004 by Northern Technologies International Corporation payable to National City Bank	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB for the year ended May 31, 2005.

10.11	Commercial Note Addendum dated August 6, 2004 between Northern Technologies International Corporation and National City Bank	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-QSB for the year ended May 31, 2005.

10.12	Security Agreement dated August 6, 2004 between Northern Technologies International Corporation and National City Bank	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-QSB for the year ended May 31, 2005.

10.13	Modification and Extension of Promissory Note dated March 2, 2005 between Northern Technologies International Corporation and National City Bank	Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-QSB for the year ended May 31, 2005.

10.14

Settlement Agreement and Asset Purchase dated April 28, 2005 among Northern Technologies International Corporation, Excor Korrosionsforschung GmbH, Fibro-NTI Urun Gelistirme Ve Pazarlama Ticaret Anonim, Acobal SAS, Henkel KGaA and Henkel Surface Technologies SAS

Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-QSB for the year ended May 31, 2005.

10.15	Purchase Agreement dated June 24, 2005 between Circle Pines Mainstreet II, LLC and Northern Technologies International Corporation	Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-QSB for the year ended May 31, 2005.

14.1	Code of Ethics	Incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-KSB for the year ended August 31, 2004.

21.1	Subsidiaries of the Registrant	Filed herewith.

23.1	Consent of Virchow, Krause & Company, LLP	Filed herewith.

31.1	Certification of President and Chief Operating Officer Pursuant to SEC Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification of President and Chief Operating Officer Pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith.

32.2	Certification of Chief Financial Officer Pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith.