Form 10QSB
period 2005-11-30
NORTHERN TECHNOLOGIES INTERNATIONAL CORP
filed 2006-01-17
CIK 875582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10-QSB

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2005

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

Yes ☒	No ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2) of the Exchange Act).

Yes ☐	No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of January 15, 2005

Common Stock, $0.02 par value	3,589,993

Transitional Small Business Disclosure Format (check one):  Yes      ☐     No      ☒

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

FORM 10-QSB
November 30, 2005

As used in this report, references to “NTIC,” the “Company,” “we,” “our” or “us,” unless the context otherwise requires, refer to Northern Technologies International Corporation and its  subsidiaries.

NTIC  owns or has the rights to use various trademarks, trade names or service marks used in this Report, including ZERUST,® Excor® and AXXA™.

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
AND SUBSIDIARIES- CONSOLIDATED BALANCE SHEETS (Unaudited)
as of NOVEMBER 30, 2005 and AUGUST 31, 2005

	November 30, 2005	August 31, 2005

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$51,264	$327,458
Receivables:
Trade excluding corporate joint ventures, less allowance for doubtful accounts of $5,026 and $13,085 at November 30, 2005 and August 31, 2005	2,255,412	1,990,589
Trade corporate joint ventures	463,844	450,843
Technical and other services, corporate joint ventures	1,061,509	1,093,688
Income taxes	342,870	517,019
Inventories	1,613,308	1,547,769
Prepaid expenses	405,931	149,638
Deferred income taxes	27,088	27,088

Total current assets	6,221,226	6,104,092
PROPERTY AND EQUIPMENT, net	774,571	720,641
OTHER ASSETS:
Investments in corporate joint ventures:
Industrial chemical	8,241,622	8,296,390
Industrial non-chemical	297,020	325,971
Deferred income taxes	497,197	497,197
Notes receivable and foreign deposit	1,242,951	1,522,922
Note from employee	75,908	82,116
Industrial patents and trademarks, net	1,099,466	1,060,217
Goodwill	304,000	304,000
Other	371,924	383,267

	12,130,088	12,472,080

	$19,125,885	$19,296,818

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,450,600	$1,284,784
Borrowings made on line of credit	400,000	1,000,000
Note payable	368,621	554,870
Accrued liabilities:
Payroll and related benefits	473,098	265,174
Deferred joint venture royalties	46,890	74,702
Other	161,765	226,869

Total current liabilities	2,900,974	3,406,399

DEFERRED GROSS PROFIT	—	30,000
MINORITY INTEREST	84,074	67,538

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value; authorized 10,000 shares; none issued and outstanding	—	—
Common stock, $0.02 par value per share; authorized 10,000,000 shares; issued and outstanding 3,589,993	71,800	71,800
Additional paid-in capital	4,140,095	4,140,095
Retained earnings	11,810,494	11,176,509
Accumulated other comprehensive income	118,448	434,477

Total stockholders’ equity	16,140,837	15,822,881

	$19,125,885	$19,296,818

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES -
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
THREE MONTHS ENDED NOVEMBER 30, 2005 AND NOVEMBER 30, 2004

	November 30, 2005	November 30, 2004

		(Restated)
NORTH AMERICAN OPERATIONS:
Net sales	$4,403,630	$3,832,216
Cost of sales	2,729,111	2,359,588

Gross profit	1,674,519	1,472,628
Operating expenses:
Selling	697,955	641,895
General and administrative	686,559	711,795
Lab and technical support	69,754	225,832

	1,454,268	1,579,522
NORTH AMERICAN OPERATING INCOME (LOSS)	220,251	(106,894)
CORPORATE JOINT VENTURES AND
HOLDING COMPANIES:
Equity in income of industrial chemical corporate joint ventures and holding companies	744,447	512,179
Equity in income (loss) of industrial non-chemical corporate joint ventures and holding companies	(14,929)	14,025
Fees for technical support and other services provided to corporate joint ventures	1,114,060	1,017,253
Expenses incurred in support of corporate joint ventures	(1,165,584)	(1,203,473)

INCOME FROM ALL CORPORATE JOINT VENTURES AND HOLDING COMPANIES	677,994	339,984
INTEREST INCOME	26,801	14,032
INTEREST EXPENSE	(3,649)	—
MINORITY INTEREST	(15,412)	(18,802)

INCOME BEFORE INCOME TAX EXPENSE	905,985	228,320
INCOME TAX EXPENSE (BENEFIT)	272,000	(119,000)

NET INCOME	$633,985	$347,320
NET INCOME PER COMMON SHARE:
Basic	$0.18	$0.10

Diluted	$0.18	$0.10

WEIGHTED AVERAGE COMMON SHARES ASSUMED OUTSTANDING:
Basic	3,589,993	3,581,992

Diluted	3,607,564	3,605,695

DIVIDENDS PAID PER COMMON SHARE	$—	$0.07

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND
SUBSIDIARIES - CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
THREE MONTHS ENDED NOVEMBER 30, 2005 and NOVEMBER 30, 2004

	November 30, 2005	November 30, 2004

		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	633,983	347,320
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation expense	50,223	49,683
Amortization expense	40,566	12,544
Minority interest expense	15,412	18,802
Equity in (income) loss from corporate joint ventures:
Industrial chemical	(744,447)	(512,179)
Industrial non-chemical	14,929	(14,025)
Deferred joint venture royalties	(27,812)	29,925
Change in current assets and liabilities:
Receivables:
Trade excluding corporate joint ventures	(264,823)	(74,020)
Trade corporate joint ventures	(13,001)	(96,093)
Technical and other services receivables, corporate joint ventures	32,179	(116,970)
Income taxes	174,149	77,194
Inventories	(65,539)	(200,366)
Prepaid expenses and other	(255,168)	(149,428)
Employee note receivable	6,208	4,969
Accounts payable	165,816	176,511
Accrued liabilities	142,820	210,217

Net cash used in operating activities	(94,505)	(235,916)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in industrial chemical joint ventures	—	(38,531)
Dividends received from corporate joint ventures	497,208	100,970
Loans made	(20,029)	(381,492)
Cash received from notes receivable	300,000	181,780
Additions to property and equipment	(104,148)	(47,566)
Decrease (increase) in other assets	11,343	(27,660)
Additions to industrial patents	(79,814)	(73,725)

Net cash provided by (used in) investing activities	604,560	(286,224)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments made on line of credit	(600,000)	—
Repayments on note payable	(186,249)	—

Net cash used in financing activities	(786,249)	—

NET DECREASE IN CASH AND CASH EQUIVALENTS	(276,194)	(522,140)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	327,458	662,038

CASH AND CASH EQUIVALENTS AT END OF PERIOD	51,264	139,898

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND
SUBSIDIARIES -  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.          INTERIM FINANCIAL INFORMATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all necessary adjustments, which are of a normal recurring nature, and present fairly the consolidated financial position of Northern Technologies International Corporation and its subsidiaries (the Company) as of November 30, 2005 and the results of their operations for the three months ended November 30, 2005 and November 30, 2004, and their cash flows for the three months ended November 30, 2005 and November 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s annual report on Form 10-KSB for the fiscal year ended August 31, 2005 and with the Management’s Discussion and Analysis or Plan of Operation section appearing in this quarterly report.  Operating results for the three months ended November 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2006.

Certain fiscal 2005 amounts have been reclassified to conform to fiscal year 2006 presentations.  These reclassifications had no effect on stockholders’ equity or net income, as previously reported.

2.          RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Adoption of Accounting Pronouncement - FIN 46R

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”.  In December 2003, the FASB issued FIN 46R, “Consolidation of Variable Interest Entities, a revision of FIN 46” which addresses consolidation by business enterprises where equity investors do not bear the residual economic risks and rewards.  The provisions of FIN 46R were effective for interests in variable interest entities (VIE) for the Company for the three months ended November 30, 2005.

In accordance with FIN 46R, the Company has elected to consolidate React-NTI LLC.   The Company holds 75% of the equity and 75% of the voting rights, and has made significant advances to React-NTI LLC.  Therefore, the Company has determined that it is the primary beneficiary of React-NTI LLC.  Previously, the Company did not consolidate React-NTI LLC because under the terms of the joint venture agreement, there are certain matters requiring unanimous member approval.  These rights represent substantive participating rights of the minority member as defined in Emerging Issues Task Force (EITF) No. 96-16, “Investor’s Accounting for an Investee When the Investor has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights”.  Accordingly, the Company did not control React-NTI LLC and previously accounted for its investment under the equity method rather than by consolidation until the Company’s adoption of FIN 46R during fiscal 2005.

As encouraged under FIN 46R, the prior financial periods included in this Report have been restated to reflect the consolidation of React-NTI LLC.  The following table summarizes the Company’s consolidated statement of operations for the three months ended November 30, 2004, that were restated to reflect the adoption by the Company of FIN 46R and the consolidation of React-NTI LLC.

	As Originally Reported		As Currently Reported

	11/30/04	FIN 46 R Adjustments	11/30/04

NORTH AMERICAN OPERATIONS
Net sales	$2,533,241	1,298,975	$3,832,216
Cost of goods sold	1,255,148	1,104,440	2,359,588

Gross profit	1,278,093	194,535	1,472,628
Operating expenses	1,460,198	119,324	1,579,522

NORTH AMERICAN OPERATING INCOME (LOSS)	(182,105)	75,211	(106,894)
INCOME FROM ALL CORPORATE JOINT VENTURES AND HOLDING COMPANIES	396,393	(56,409)	339,984

INTEREST INCOME	14,032	—	14,032
MINORITY INTEREST	—	(18,802)	(18,802)

INCOME BEFORE INCOME TAX EXPENSE	228,320	—	228,320
INCOME TAX EXPENSE	(119,000)	—	(119,000)

NET INCOME	$347,320	—	$347,320

3.          STOCK-BASED COMPENSATION

In accordance with Accounting Principles Board (APB) Opinion No. 25 and related interpretations, the Company uses the intrinsic value-based method for measuring stock-based compensation cost, which measures compensation cost as the excess, if any, of quoted market price of the Company’s common stock at the grant date over the amount the employee must pay for the stock.  The Company’s general policy is to grant stock options at fair value at the date of grant. The Company did not recognize any expense in the financial statements as all options granted by the Company were issued at fair market value.  Options and warrants issued to non-employees are recorded at fair value, as required by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”, using the Black-Scholes pricing method.

In December 2002, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.”  SFAS No. 148 is an amendment to SFAS No. 123 providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and also provides required additional disclosures about the method of accounting for stock-based employee compensation. The Company adopted the annual disclosure provision of SFAS No. 148 during the fiscal year ended August 31, 2003.  The Company chose not to adopt the voluntary change to the fair value based method of accounting for stock-based employee compensation, pursuant to SFAS No. 148.

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

	November 30, 2005	November 30, 2004

Net income:
As reported	$633,984	$347,320
Pro forma	$598,351	$323,219
Basic net income per common share
As reported	$0.18	$0.10
Pro forma	$0.17	$0.09
Diluted net income per share
As reported	$0.18	$0.10
Pro forma	$0.17	$0.09
Stock-based compensation, net:
As reported	$0	$0
Pro forma	$35,633	$24,101

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

The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions and results for the grants:

	November 30, 2005	November 30, 2004

Dividend yield	2.00%	2.00%
Expected volatility	42.8%	43.3%
Expected life of option	5 years	5 years
Average risk-free interest rate	4.23%	3.43%

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

4.          INVENTORIES

Inventories consisted of the following:

	November 30, 2005	August 31, 2005

Production materials	$345,662	$211,713
Finished goods	1,267,646	1,336,056

	$1,613,308	$1,547,769

5.          PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	November 30, 2005	August 31, 2005

Land	$29,097	$29,097
Buildings and improvements	957,534	864,666
Machinery and equipment	661,353	652,400

	1,647,984	1,546,163
Less accumulated depreciation	(873,413)	(825,517)

	$774,571	$720,646

6.          INDUSTRIAL PATENTS AND TRADEMARKS, NET

Industrial patents and trademarks, net consisted of the following:

	November 30, 2005	August 31, 2005

Patents and trademarks	$1,261,904	$1,182,089
Less accumulated amortization	(162,438)	(121,872)

	$1,099,466	$1,060,217

Patent and trademark costs are amortized over seven years once they are filed and approved.  Amortization expense was $40,566 and $12,544, for the three months ended November 30, 2005 and 2004, respectively.

7.          NOTES RECEIVABLE AND FOREIGN DEPOSITS

Notes receivable and foreign deposits consisted of the following:

	November 30, 2005	August 31, 2005

Notes receivable from corporate joint venture partners	$51,710	$50,000
Notes receivable from other sources	745,772	1,027,453
Foreign deposits	445,469	445,469

	$1,242,951	$1,522,922

8.          INVESTMENTS IN CORPORATE JOINT VENTURES

Composite financial information from the financial statements of the Company’s joint ventures carried on the equity basis is summarized as follows:

	November 30, 2005	August 31, 2005

Current assets	$27,859,548	$27,305,426
Total assets	34,354,236	33,839,267
Current liabilities	13,818,703	13,388,740
Noncurrent liabilities	2,376,914	2,249,904
Joint ventures’ equity	18,158,617	18,198,864
Northern Technologies International Corporation’s share of Corporate Joint Ventures’ equity	$8,538,642	$8,622,361

	November 30, 2005	November 30, 2004

Net sales	$16,535,347	$14,679,164
Gross profit	7,454,578	6,726,863
Net income	1,539,415	1,070,658
Northern Technologies International Corporation’s share of equity in income of Corporate Joint Ventures	$729,518	$526,204

During the three months ended November 30, 2005, the Company did not make any new investments in corporate joint ventures.

9.          GOODWILL

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of React NTI LLC when it was acquired on September 30, 2003. The Company has fully adopted SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that (1) the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill, and (3) require that unamortized negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized.  SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS No. 142 (1) prohibit the amortization of goodwill and indefinite-lived intangible assets, (2) require that goodwill and indefinite-lived intangible assets may be impaired (3) require that reporting units be identified for the purpose of assessing potential impairments of goodwill, and (4) remove the 40 year limitation on the amortization period of intangible assets that have finite lives. The Company has determined that its recorded goodwill was not impaired.

The Company tests goodwill annually for impairment and in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired.  Goodwill at November 30, 2005 and August 31, 2005 was $304,000.

10.          CORPORATE DEBT

In August 2004, the Company obtained a $500,000 revolving credit facility with National City Bank, which was originally scheduled to expire on December 31, 2005.  In March 2005, the facility was increased to $1,000,000 and the expiration date was amended to January 31, 2006.  It is the intention of the Company to renew the revolving credit facility prior to January 31, 2006. Outstanding amounts under the revolving credit facility bear interest at an annual rate based on LIBOR plus 2.25%.  As of November 30, 2005, the interest rate was 6.53%.  Amounts borrowed under the facility are collateralized by a lien on substantially all of the Company’s assets, excluding its corporate joint venture interests and intellectual property rights.  The credit documents contain other terms and provisions (including representations, covenants and conditions) customary for transactions of this type. Significant financial covenants include minimum fixed charge coverage ratio of 1.0 to 1.0.  Other covenants include a prohibition on any merger or consolidation without prior consent of the lender and restrictions on future credit extensions and non-equity investments and the incurrence of additional indebtedness without the lender’s prior consent. The facility contains customary events of default, including nonpayment of principal or other amounts when due; breach of covenants; inaccuracy of representations and warranties; cross-default and/or cross-acceleration to other indebtedness; non-compliance with laws; certain voluntary and involuntary bankruptcy events; judgments entered against the Company; and a sale of material assets. If an event of default occurs and is continuing, the lender may, among other things, terminate its obligations thereunder and require the Company to repay all amounts thereunder.  The Company is in compliance with all covenants under the revolving credit facility.  As of November 30, 2005, $400,000 was outstanding under the facility.  The Company has the right to repay the facility at any time without premium or penalty.

11.          STOCKHOLDERS’ EQUITY

During the three months ended November 30, 2005, the Company did not purchase or retire any shares of common stock and no stock options were exercised.  The Company did not acquire or retire any shares of common stock during the three months ended November 30, 2004 and no stock options were exercised.

12.          SUPPLEMENTAL CASH FLOW INFORMATION

On November 12, 2004, the Company’s Board of Directors declared a cash dividend of $0.07 per share that totaled $250,739 and was paid on December 17, 2004 to shareholders of record on December 3, 2004.  No dividend was declared or paid during the three months ended November 30, 2005.

13.          TOTAL COMPREHENSIVE INCOME

The Company’s total comprehensive income was as follows:

	November 30, 2005	November 30, 2004

Net income	$633,983	$347,320
Other comprehensive income (loss): foreign currency translation adjustment	(316,029)	571,509

Total comprehensive income	$317,954	$918,829

14.          NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding.  Diluted net income per share assumes the exercise of stock options using the treasury stock method, if dilutive.

Options to purchase 3,000 and 334 shares of common stock with per share exercise prices of $6.15 and $5.96, respectively, were outstanding as of November 30, 2005, and options to purchase 4,000 shares of common stock with per share exercise prices of $6.75 were outstanding as of November 30, 2004, but were excluded from the computation of common share equivalents, because their exercise prices were greater than the average market price of a share of common stock.

15.          STOCK-BASED COMPENSATION

The Company has two stock option plans under which options to purchase shares of common stock are outstanding - 1994 Stock Incentive Plan and 2000 Stock Incentive Plan (the Plans).  The Company’s Board of Directors and stockholders approved both of these Plans and the Compensation Committee of the Board of Directors administers the Plans.  The 1994 Plan has expired, except with respect to outstanding option grants.  Under the Plans, incentive stock options and nonqualified stock options could be granted to directors, officers, non-officer employees, and independent consultants of the Company.  Options granted under the Plan generally have a term of five years and become exercisable over a three- or four-year period beginning on the one year anniversary date of the grant.  Options are granted at per share exercise prices equal to the market value of the Company’s common stock on the date of grant.

The following table summarizes information about stock options outstanding and exercisable at November 30, 2005:

Option Grant Date	Per Share Exercise Prices	Remaining Contractual Life	Number of Options Outstanding (#)	Number of Options Exercisable (#)

2/9/2001	$5.50	0.2	1,000	1,000
9/1/2001	$5.00	0.8	4,000	4,000
2/15/2002	$4.56	1.2	38,000	38,000
9/1/2002	$3.34	1.8	4,000	4,000
9/1/2003	$5.30	2.8	6,000	4,002
9/1/2004	$5.25	3.8	8,000	2,668
11/12/04	$6.15	4.0	3,000	1,000
7/29/05	$5.96	4.7	334	0
9/1/05	$5.75	4.8	14,000	0
11/4/05	$5.38	4.9	56,000	0

			134,334	54,670

16.          SEGMENT INFORMATION

Net sales by geographic location as a percentage of total net sales were as follows:

	November 30, 2005	November 30, 2004

Inside the U.S.A. to unaffiliated customers	84.8%	79.7%
Outside the U.S.A. to:
Corporate Joint Ventures in which the Company is a shareholder directly and indirectly	6.6%	9.9%
Unaffiliated customers	8.6%	10.4%

	100%	100%

One of the Company’s North American customers accounted for in the aggregate approximately 32.2% and 33.3% of the Company’s net sales for the three months ended November 30, 2005 and 2004 respectively, and $637,151 and $419,780 of the Company’s receivables at November 30, 2005 and August 31, 2005, respectively.

17.          RETIREMENT PLAN AND EMPLOYEE STOCK PURCHASE PLAN

The Company has a 401(k) employee savings plan.  Employees who meet certain age and service requirements may elect to contribute up to 15% of their salaries.  The Company contributes the lesser of 50% of the participant’s contributions or 3.5% of the employee’s salary.  The Company recognized expense for the savings plan of $26,268 and $16,983, for the three months ended November 30, 2005 and 2004, respectively.

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

18.          RELATED PARTY TRANSACTIONS

The Company paid reimbursement for travel and related expenses of $121,636 and $174,172 for the three months ended November 30, 2005 and 2004, respectively, to a financial and management consulting firm, Inter Alia, which beneficially owns 25.4% of the Company’s outstanding common stock, and of which the Company’s former Chairman of the Board and Chief Executive Officer and current Chairman Emeritus and the Company’s current President and Chief Operating Officer are shareholders.  The management consulting firm earned commissions on royalties paid by corporate joint ventures of approximately $25,977 and $52,112, for the three months ended November 30, 2005 and 2004, respectively, on net proceeds of sales of the Company’s products.  In addition, the Company paid health insurance premiums of $4,185 and $4,490 for the three months ended November 30, 2005 and 2004, respectively, related to policies that insure the Company’s former Chairman of the Board and Chief Executive Officer and current Chairman Emeritus.

The Company made consulting payments to Dr. Ramani Narayan, a director of the Company, of $25,000 on each of September 9, 2004, December 2, 2004, April 7, 2005, June 14, 2005 and November 8, 2005.  The consulting services rendered by Dr. Narayan related to research and development associated with various new technologies.

The Company made a consulting payment to Dr. Sunggyu Lee, a director of the Company, of $50,000 on February 2, 2005, $50,000 on June 6, 2005 and $25,000 on November 8, 2005.  The consulting services rendered by Dr. Lee related to research and development associated with various new technologies.

The Company pays rent for its Beachwood office and lab location to a related party.  See Note 20.

19.          INCOME TAXES

Reconciliations of the expected federal income tax at the statutory rate with the provisions for income taxes for the three months ended November 30 are as follows:

	November 30, 2005	November 30, 2004

Tax computed at statutory rates	$308,000	$74,000
Tax effect on equity in income of international joint ventures	(248,000)	(198,000)
Tax effect on dividends received from corporate joint ventures	169,000	37,000
Research and development credit	(50,000)	—
Other	93,000	(32,000)

	$272,000	$(119,000)

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

On April 28, 2005, the Company entered into a Settlement Agreement and Asset Purchase (the “Settlement Agreement”) with Excor Korrosionsforschung GmbH (“Excor”), Fibro-NTI Urun Gelistirme Ve Pazarlama Ticaret Anonim (“Fibro-NTI”), Acobal SAS (“Acobal”), Henkel KGaA and Henkel Surface Technologies SAS pursuant to which the Company agreed to settle certain litigation the Company and its 50% owned joint venture in France, Acobal SAS, commenced against Henkel Surface Technologies S.A.S and Henkel KGaA. Under the

Settlement Agreement, the Company, Acobal and the Company’s 50% owned joint venture in Turkey, Fibro-NTI, agreed to purchase certain non-contact corrosion protection assets used by Henkel and/or its affiliates for EURO 1,500,000.  Of the EURO 1,500,000, the Company agreed to pay EURO 450,000 which was capitalized in patents and trademarks and the liability is recognized as the note payable., Acobal agreed to pay EURO 850,000 and Fibro-NTI agreed to pay EURO 200,000 for certain identified assets.  The closing of the various asset purchase transactions took place on June 1, 2005.  The Company borrowed EURO 450,000 to pay its portion of the EURO 1,500,000 from the other 50% owner of the Company’s joint venture in Germany.  During the three months ended November 30, 2005, the Company made payments totaling EURO 139,791.  In addition, both Acobal and Fibro-NTI also borrowed EURO 850,000 and EURO 200,000, respectively, from the other 50% owner of the Company’s joint venture in Germany to pay their respective portions of the EURO 1,500,000 purchase price for the Henkel assets.  The loans have an interest rate of 6%.  In connection with the transaction, Henkel agreed to a three-year non-competition provision and agreed not to acquire more than 5% of the outstanding shares of the Company.

On June 24, 2005, the Company executed a purchase agreement to purchase a building and land for a new corporate headquarters in Circle Pines, Minnesota.  The agreement is to purchase a 40,000 square foot building and land for $1,500,000 and is expected to be financed with a 15-year mortgage.  The Company anticipates closing the transaction in April 2006. Additionally, although on October 6, 2005, the Company executed an agreement to sell its existing building and land in Lino Lakes, Minnesota that deal was subsequently terminated as of January 3, 2006.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Management’s Discussion and Analysis provides material historical and prospective disclosures intended to enable investors and other users to assess our financial condition and results of operations.  Statements that are not historical are forward-looking and involve risks and uncertainties discussed under the caption “Forward-Looking Statements” in Item 2 of this Report.  The following discussion of the results of the operations and financial condition of NTIC should be read in conjunction with the Company’s consolidated financial statements and the related notes thereto included under Part I, Item I entitled “Financial Statements” of this Report.

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

React-NTI LLC is an industrial chemical corporate joint venture of the Company that focuses on the development, manufacture and marketing of proprietary lines of bio-based additives with both industrial and personal care applications.  Based on cotton, soy, corn and other renewable resources, React-NTI products outperform many synthetically derived competing alternatives.  React-NTI’s target market includes the Company’s existing industrial customer base, as well as the personal care and cosmetics industry.  As of February 28, 2005, the Company began fully consolidating this 75% owned subsidiary, which was previously accounted for using the equity method.  Prior financial periods included in this Report have been restated to reflect the consolidation of React-NTI.

The Company conducts all foreign transactions based on the U.S. dollar, except for its investments in various foreign corporate joint ventures, which are in the respective local currency.  The exchange rate differential relating to investments in foreign corporate joint ventures is accounted for under the requirements of SFAS No. 52, Foreign Currency Translation.

The Company’s net sales increased 14.9% during the three months ended November 30, 2005 as compared to the same period in fiscal 2004 primarily as a result of the increase in net sales of traditional Zerust® products and of React-NTI products to new and existing customers in North America.    Net sales of traditional Zerust® products increased $456,939 to $2,990,180.  Net sales of React-NTI products increased $114,475 to $1,413,450 for the three months ended November 30, 2005 as compared to the same period in fiscal 2004.

Cost of sales as a percentage of net sales increased slightly to 62.0% during the three months ended November 30, 2005 as compared to 61.6% during the same period in fiscal 2004 primarily as a result of the increase in raw material prices.  However, operating expenses as a percentage of net sales decreased 8.2% during the three months ended November 30, 2005 as compared to the same period in fiscal 2004 primarily as a result of decreased lab and technical support expenses and general and administrative expenses.

Total net sales of all of the Company’s joint ventures increased 12.6% to $16,535,347 during the three months ended November 30, 2005 as compared to $14,679,164 during the same period in fiscal 2004.  The Company receives fees for technical and other support services it provides to its joint ventures based on the revenues of the individual joint ventures.  The Company recognized increased fee income for such technical and support services during the three months ended November 30, 2005 as compared to the same period in fiscal 2004 due to the increase in total net sales of the joint ventures.  The Company incurs direct expenses related to its corporate joint ventures and holding companies.  Such expenses include consulting, travel, technical and marketing services to existing joint ventures, legal fees incurred in the establishment of new joint ventures, registration and promotion and legal defense of worldwide trademarks, and legal fees incurred in connection with the filing of patent applications.  The Company incurred decreased direct joint venture expenses during the three months ended November 30, 2005 as compared to the same period in fiscal 2004 primarily as a result of decreases in legal expenses and external consulting services.

The Company’s working capital was $3,320,252 at November 30, 2005, including $51,264 in cash and cash equivalents.  In August 2004, the Company obtained a $500,000 revolving credit facility with National City Bank, which was originally scheduled to expire on December 31, 2005.  In March 2005, the facility was increased to $1,000,000 and the expiration date was amended to January 31, 2006.  As of August 31, 2005, the revolving credit facility was fully utilized.  The Company repaid $600,000 on the revolving credit facility subsequent to August 31, 2005, to bring the balance as of November 30, 2005 to $400,000.    The Company intends to renew or replace this facility on or prior to the January 31, 2006 maturity date, although no assurances can be provided that it will do so.

The Company elected not to pay a cash dividend in first quarter of fiscal 2006 in order to preserve cash and make investments in future operations.  The Company expects to meet its future liquidity requirements during at least the next twelve months by using its existing cash and cash equivalents, forecasted cash flows from future operations, distributions of earnings and technical assistance fees to the Company from its joint venture investments and funds available through existing or anticipated financing arrangements.

Results of Operations

The following table sets forth our results of operations for the three months ended November 30, 2005 and November 30, 2004.

	November 30, 2005	% of Net Sales	November 30, 2004	% of Net Sales	$ Change	% Change

Net sales	$4,403,630	100.0%	$3,832,216	100.0%	$571,414	14.9%
Cost of goods sold	2,729,111	62.0%	2,359,588	61.6%	369,523	15.7%
Selling expenses	697,955	15.9%	641,895	16.8%	56,060	8.7%
General and administrative expenses	686,559	15.6%	711,795	18.6%	(25,236)	(3.5)%
Lab and technical support expenses	$69,754	1.6%	$225,832	5.9%	$(156,078)	(69.1)%

Net Sales and Cost of Sales.  The Company’s net sales originating in the United States increased during the three months ended November 30, 2005 compared to the same period in fiscal 2004 primarily as a result of an increase in the traditional Zerust® product line sales.  Cost of sales increased slightly as a percentage of net sales for the three months ended November 30, 2005 compared to the same period in fiscal 2004 primarily as a result of the increase in raw material prices.

Selling Expenses.  The Company’s selling expenses increased for the three months ended November 30, 2005 compared to the same period in fiscal 2004 due to increases in salaries and commissions and related employee benefits of $56,000.  Expenses as a percentage of net sales decreased for the three months ended November 30, 2005 compared to the same period in fiscal 2004 primarily as a result of the decreased travel and associated expenses as a cost control measure.

General and Administrative Expenses.  The Company’s general and administrative expenses decreased for the three months ended November 30, 2005 compared to the same period in fiscal 2004 primarily as a result of decreases in directors fees and related expenses of $29,000, information technology expenses of $40,000, consulting services of $41,000, education reimbursement of $17,000 and legal expenses of $39,000 offset by increases related to audit, tax and Sarbanes-Oxley compliance fees of $66,000, salary expense of $41,000 and general insurance expense of $47,000.  As a percentage of net sales, general and administrative expenses decreased for the three months ended November 30, 2005 compared to the same period in fiscal 2004 primarily as a result of the decreases in spending as described above.

Lab and Technical Support Expenses.  The Company’s lab and technical support expenses decreased for the three months ended November 30, 2005 compared to the same period in fiscal 2004 due mostly due to the transfer of employees from the Lab and technical support area to research and development associated with corporate joint venture support, the decrease in expense associated with this transfer is $109,000.  Additional decreases in expenses are associated with an over all cost reduction plan, specifically decreases in lab supplies of $22,000 and technical service consulting of $9,000.   As a percentage of net sales, lab and technical support expenses decreased slightly for the three months ended November 30, 2005 compared to the same period in fiscal 2004 primarily as a result of the decreases in expenses.

International Corporate Joint Ventures and Holding Companies.  The Company continues its business program of establishing corporate joint venture arrangements in international markets directly or indirectly through holding companies.

 The Company and/or an existing corporate joint venture manufactures and supplies proprietary ingredients, which make the finished products functional and enable manufacturing of the finished products to take place in the foreign countries.  The Company’s corporate joint ventures then market the finished products in their territories, and the Company’s corporate joint ventures’ profits are shared by the corporate joint venture shareholders in accordance with their ownership percentages of the joint venture entity.

The Company had equity in income of corporate joint ventures and holding companies of $729,518 for the three months ended November 30, 2005 compared to $526,204 for the same period in fiscal 2004.  The increase in equity in income was due to the significant increase in profitability from the corporate joint ventures as a whole.

The Company receives fees for technical and other support to the Company’s corporate joint ventures based on the revenues of the individual corporate joint ventures.  The Company recognized fee income for such support in the amount of $1,114,060 for the three months ended November 30, 2005 compared to $1,017,253 for the same period in fiscal 2004.  The increase in fees for technical and other support to its corporate joint ventures was due to the significant increase in revenues from the corporate joint ventures as a whole.

The Company sponsors a worldwide corporate joint venture conference approximately every three to four years in which all of its corporate joint ventures are invited to participate.  The Company defers a portion of its royalty income received from its corporate joint ventures in each accounting period leading up to the next conference, reflecting that the Company has not fully earned the royalty payments received during that period.  The next corporate joint venture conference is scheduled to be held in 2008.  There was $46,890 of deferred royalty income recorded within other accrued liabilities at November 30, 2005, related to this future conference.  The costs associated with these joint venture conferences are recognized as incurred, generally in the period in which the conference is held and immediately before.

The Company incurred direct expenses related to its corporate joint ventures and the holding companies of $1,165,584 and $1,203,473 for the three months ended November 30, 2005 and 2004, respectively.  These expenses include: product and business development, consulting, travel, technical and marketing services to existing joint ventures, legal fees regarding the establishment of new joint ventures, registration and promotion and legal defense of worldwide trademarks and legal fees incurred in the filing of patent applications for new technologies to which the Company acquired certain rights.  The decreases in direct expenses incurred relating to the Company’s corporate joint ventures and holding companies for the three months ended November 30, 2005 compared to the same period in fiscal 2004 was attributable to decreases of commission paid to Inter Alia of $26,000, expense reimbursement to Inter Alia of $52,000, travel and lodging of $73,000, legal fees of $46,000 and consulting fees of $80,000, offset by increases in expenses related to the transfer of employees from the lab and technical support area to research & development associated with corporate joint venture support, the increase in expense associated with this transfer is $109,000.  Additional increases in expenses related to amortization expense of $40,000, R&D testing of $24,000 and communication expense of $18,000.

Interest Income.  The Company’s interest income increased slightly to $26,801 for the three months ended November 30, 2005 compared to $14,032 for the same period in fiscal 2004.

Interest Expense.  The Company’s interest expense increased to $3,649 for the three months ended November 30, 2005 compared to $0 for the same period in fiscal 2004, because the Company’s revolving line of credit was not utilized during the first three months of fiscal 2005.

Income Before Income Taxes.  Income before income taxes increased $677,665 to $905,984 for the three months ended November 30, 2005 compared to $228,320 for the same period in fiscal 2004.

Income Taxes. Income tax expense for the three months ended November 30, 2005 and 2004 was calculated based on management’s estimate of the Company’s annual effective income tax rate.  The Company’s annual effective income tax rate for the three months ended November 30, 2005 and 2004 is lower than the statutory rate primarily due to the Company’s equity in income of corporate joint ventures being recognized based on after-tax earnings of these entities.  To the extent joint ventures’ undistributed earnings are distributed to the Company, it is not expected to result in any material additional income tax liability after the application of foreign tax credits.

Liquidity and Capital Resources

Sources of Cash and Working Capital.  At November 30, 2005, the Company’s working capital was $3,320,252 at November 30, 2005, including $51,264 in cash and cash equivalents, compared to working capital of $2,697,693, including $327,458 in cash and cash equivalents as of August 31, 2005.

In August 2004, the Company obtained a $500,000 revolving credit facility with National City Bank, which was originally scheduled to expire on December 31, 2005.  In March 2005, the facility was increased to $1,000,000 and the expiration date was amended to January 31, 2006.  It is the intention of the Company to renew the revolving credit facility prior to January 31, 2006.  Outstanding amounts under the revolving credit facility bear interest at an annual rate based on LIBOR plus 2.25%.  As of November 30, 2005, the interest rate was 6.53%.  Amounts borrowed under the facility are collateralized by a lien on substantially all of the Company’s assets, excluding its corporate joint venture interests and intellectual property rights.  The credit documents contain other terms and provisions (including representations, covenants and conditions) customary for transactions of this type. Significant financial covenants include minimum fixed charge coverage ratio of 1.0 to 1.0.  Other covenants include a prohibition on any merger or consolidation without prior consent of the lender and restrictions on future credit extensions and non-equity investments and the incurrence of additional indebtedness without the lender’s prior consent. The facility contains customary events of default, including nonpayment of principal or other amounts when due; breach of covenants; inaccuracy of representations and warranties; cross-default and/or cross-acceleration to other indebtedness; non-compliance with laws; certain voluntary and involuntary bankruptcy events; judgments entered against the Company; and a sale of material assets. If an event of default occurs and is continuing, the lender may, among other things, terminate its obligations thereunder and require the Company to repay all amounts thereunder.  The Company is in compliance with all covenants under the revolving credit facility.  As of November 30, 2005, $400,000 was outstanding under the facility.  The Company has the right to prepay the facility at any time without premium or penalty.   The Company borrowed $350,000 on the revolving credit facility subsequent to November 30, 2005, to bring the balance as of January 15, 2006 to $750,000.

The Company believes that a combination of its existing cash and cash equivalents, plus funds available through existing or anticipated financing arrangements and forecasted cash flows, will continue to be adequate to fund its operations, capital expenditures, debt repayments, dividend payments and stock repurchases for at least the next twelve months.

Uses of Cash and Cash Flows.  Cash flows used in operations for the three months ended November 30, 2005 and 2004 were $94,505 and $235,916, respectively.  The net cash used in operations for the three months ended November 30, 2005 and 2004 resulted principally from net income being partially offset by the noncash equity income of industrial chemical joint ventures, and uses of cash for increases in operating assets more than offsetting net increases in operating liabilities.

Net cash provided by investing activities for the three months ended November 30, 2005 was $604,560, which resulted from dividends received from corporate joint ventures and cash received on loans being offset by additions to property and equipment and industrial patents.  Net cash used in investing activities for the three months ended November 30, 2004 was $286,224, which resulted from dividends received from corporate joint ventures and cash received on loans partially offset by loans made, additions to patents and additions to property and equipment.

Net cash used in financing activities for the three months ended November 30, 2005 was $786,249, which resulted primarily from making repaying to the revolving line of credit and the note payable.  There were no financing activities for the three months ended November 30, 2004.

Capital Expenditures and Commitments.  The Company has no material capital lease  or expenditure commitments as of November 30, 2005; however, the Company’s subsidiary has entered into a 15-year lease agreement for approximately 16,994 square feet of office, manufacturing, laboratory and warehouse space requiring monthly payments of $17,500 which are adjusted annually according to the annual consumer price index through November 2014.  The Company has no postretirement benefit plan and does not anticipate establishing any postretirement benefit program.

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

On April 28, 2005, the Company entered into a Settlement Agreement and Asset Purchase (the “Settlement Agreement”) with Excor Korrosionsforschung GmbH (“Excor”), Fibro-NTI Urun Gelistirme Ve Pazarlama Ticaret Anonim (“Fibro-NTI”), Acobal SAS (“Acobal”), Henkel KGaA and Henkel Surface Technologies SAS pursuant to which the Company agreed to settle certain litigation the Company and its 50% owned joint venture in France, Acobal SAS, commenced against Henkel Surface Technologies S.A.S and Henkel KGaA.  Under the Settlement Agreement, the Company, Acobal and the Company’s 50% owned joint venture in Turkey, Fibro-NTI, agreed to purchase certain non-contact corrosion protection assets used by Henkel or its affiliates for EURO 1,500,000.  Of the EURO 1,500,000, the Company agreed to pay EURO 450,000 which was capitalized in patents and trademarks and the liability is recognized as the note payable. Acobal agreed to pay EURO 850,000 and Fibro-NTI agreed to pay EURO 200,000 for certain identified assets.  The closing of the various asset purchase transactions took place on June 1, 2005.  The Company borrowed EURO 450,000 to pay its portion of the EURO 1,500,000 from the other 50% owner of the Company’s joint venture in Germany.  During the three months ended November 30, 2005, the Company made payments totaling EURO 139,791.  In addition, both Acobal and Fibro-NTI also borrowed EURO 850,000 and EURO 200,000, respectively, from the other 50% owner of the Company’s joint venture in Germany to pay their respective portions of the EURO 1,500,000 purchase price for the Henkel assets.  The loans have an interest rate of 6%.  In connection with the transaction, Henkel agreed to a three-year non-competition provision and agreed not to acquire more than 5% of the outstanding shares of the Company.

On June 24, 2005, the Company executed a purchase agreement to purchase a building and land for a new corporate headquarters in Circle Pines, Minnesota.  The agreement is to purchase a 40,000 square foot building and land for $1,500,000 and is expected to be financed with a 15-year mortgage.  The Company anticipates closing the transaction in April 2006.  Additionally, although on October 6, 2005, the Company executed a purchase agreement to sell its existing building and land in Lino Lakes, Minnesota that deal was subsequently been terminated as of January 3, 2006.

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

The Company’s revolving credit facility bears interest at a rate based on LIBOR and thus may subject the Company to some market risk on interest rates.  $400,000 was outstanding under this facility as of November 30, 2005.

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

Investments in Corporate Joint Ventures

Investments in corporate joint ventures are accounted for using the equity method, except for React-NTI LLC which has been fully consolidated, starting February 28, 2005 due to the adoption of FIN 46R (See Note 2 to the Company’s consolidated financial statements).  Periodically, the Company evaluates the investments for any impairment and assesses the future cash flow projections to determine if there are any going concern issues.  If an investment were determined to be impaired, then a reserve would be created to reflect the impairment on the financial results of the Company.  The Company’s evaluation of its investments in corporate joint ventures requires the Company to make assumptions about future cash flows of its corporate joint ventures.  These assumptions require significant judgment and actual results may differ from assumed or estimated amounts.  The Company’s investments in corporate joint ventures were $8,538,642 and $8,622,361 as of November 30, 2005 and August 31, 2005, respectively.

Principles of Consolidation

The consolidated financial statements include the accounts of Northern Technologies International Corporation, its wholly owned subsidiary, NTI Facilities, Inc. and React-NTI LLC.  All significant intercompany transactions and balances have been eliminated in consolidation.

Accounts and Notes Receivable

The Company values accounts and notes receivable, net of an allowance for doubtful accounts. Each quarter, the Company prepares an analysis of its ability to collect outstanding receivables that provides a basis for an allowance estimate for doubtful accounts.  In doing so, the Company evaluates the age of its receivables, past collection history, current financial conditions of key customers, and economic conditions. Based on this evaluation, the Company establishes a reserve for specific accounts and notes receivable that it believes are uncollectible, as well as an estimate of uncollectible receivables not specifically known.  A deterioration in the financial condition of any key customer or a significant slow down in the economy could have a material negative impact on the Company’s ability to collect a portion or all of the accounts and notes receivable. The Company believes that an analysis of historical trends and its current knowledge of potential collection problems provide the Company with sufficient information to establish a reasonable estimate for an allowance for doubtful accounts. However, since the Company cannot predict with certainty future changes in the financial stability of its customers, the Company’s actual future losses from uncollectible accounts may differ from its estimates. In the event the Company determined that a smaller or larger uncollectible accounts reserve is appropriate, the Company would record a credit or charge to selling expense in the period that it made such a determination. Accounts receivable have been reduced by an allowance for uncollectible accounts of $5,026 and $13,085 at November 30, 2005 and August 31, 2005, respectively.

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

Beginning with our quarterly period that begins September 1, 2006, we will be required to expense the fair value of employee stock options and similar awards.  As a public company, we are allowed to select from two alternative transition methods, each having different reporting implications.  The impact of SFAS No. 123R on our consolidated financial statements has not been determined at this time.

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

The Company cannot be assured that one or more of the factors listed above will not harm its business.  Any material decrease in the Company’s international sales could adversely influence the Company’s operating results.

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

As of January 15, 2006, G. Patrick Lynch, the Company’s President and Chief Operating Officer and a director, and Philip M. Lynch, the Company’s former Chairman of the Board and Chief Executive Officer and current Chairman Emeritus, beneficially owned approximately 25.5% of the Company’s outstanding common stock through Inter Alia (see Note 18 - Related Party Transactions).  As a result of Messrs. G.P. Lynch’s and P.M. Lynch’s share ownership and Mr. G.P. Lynch’s position as Chief Operating Officer and a director, they may be able to influence to some extent the affairs and actions of the Company, including matters requiring stockholder approval, such as the election of directors and approval of significant corporate transactions.  The interests of Messrs. G.P. Lynch and P.M. Lynch may differ from the interests of the Company’s other stockholders.  This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of the Company, could deprive the Company’s stockholders of an opportunity to receive a premium for their common stock as part of a sale or merger of the Company and may negatively affect the market price of the Company’s common stock.  Transactions that could be affected by this concentration of ownership include proxy contests, tender offers, mergers or other purchases of common stock that could give stockholders the opportunity to realize a premium over the then-prevailing market price for shares of the Company’s common stock.

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

ITEM 3 - CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended November 30, 2005 that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 4.          UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Recent Sales of Unregistered Equity Securities

During the three months ended November 30, 2005, the Company did not sell any equity securities that were not registered under the Securities Act of 1933.

Small Business Issuer Purchases of Equity Securities

The Company did not purchase any shares of its common stock or other equity securities of the Company during the three months ended November 30, 2005.

The Board of Directors authorized on November 13, 2003, Matthew Wolsfeld, Chief Financial Officer of the Company, to repurchase on behalf of the Company, up to 100,000 shares of the Company’s common stock from time to time in accordance with applicable rules governing issuer stock repurchases.  Since being authorized, the Company has repurchased and retired 44,200 shares of common stock.

ITEM 5.          OTHER INFORMATION

On October 6, 2005, the Company executed a purchase agreement to sell its existing building and land in Lino Lakes, Minnesota that deal was subsequently been terminated as of January 3, 2006.

ITEM 6.          EXHIBITS

               The following exhibits are being filed or furnished with this quarterly report on Form 10-QSB:

Exhibit No.	Description

3.1	Amended and Restated Bylaws of Northern Technologies International Corporation
10.1	Termination of Purchase Agreement with Mountain Machine
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

Date: January 15, 2006	Matthew C. Wolsfeld, CPA
Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized to Sign on Behalf of the Registrant)