Form 10QSB
period 2006-02-28
NORTHERN TECHNOLOGIES INTERNATIONAL CORP
filed 2006-04-13
CIK 875582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10-QSB

(Mark one)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

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

Yes ☒	No ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2) of the Exchange Act).

Yes ☐	No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of April 14, 2006

Common Stock, $0.02 par value	3,610,993

Transitional Small Business Disclosure Format (check one):   Yes   ☐   No   ☒

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

FORM 10-QSB
February 28, 2006

As used in this report, references to “NTIC,” the “Company,” “we,” “our” or “us,” unless the context otherwise requires, refer to Northern Technologies International Corporation and its subsidiaries.

NTIC  owns or has the rights to use various trademarks, trade names or service marks used in this Report, including ZERUST,® Excor® and AXXA™.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
AND SUBSIDIARIES- CONSOLIDATED BALANCE SHEETS (Unaudited)
as of FEBRUARY 28, 2006 and AUGUST 31, 2005

	February 28, 2006	August 31, 2005

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$655,973	$327,458
Receivables:
Trade excluding corporate joint ventures, less allowance for doubtful accounts of $10,000 and $13,085 at February 28, 2006 and August 31, 2005	2,249,971	1,990,589
Trade corporate joint ventures	420,023	450,843
Technical and other services, corporate joint ventures	1,055,130	1,093,688
Income taxes	492,482	517,019
Inventories	1,592,539	1,547,769
Prepaid expenses	288,846	149,638
Deferred income taxes	27,088	27,088

Total current assets	6,782,052	6,104,092

PROPERTY AND EQUIPMENT, net	749,981	720,641

OTHER ASSETS:
Investments in corporate joint ventures:
Industrial chemical	8,625,995	8,296,390
Industrial non-chemical	340,005	325,971
Deferred income taxes	497,197	497,197
Notes receivable and foreign deposit	1,138,953	1,522,922
Note from employee	69,586	82,116
Industrial patents and trademarks, net	1,109,990	1,060,217
Goodwill	304,000	304,000
Other	364,488	383,267

	12,450,214	12,472,080

	$19,982,247	$19,296,818

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,612,862	$1,284,784
Borrowings made on line of credit	917,000	1,000,000
Note payable	—	554,870
Accrued liabilities:
Payroll and related benefits	626,301	265,174
Deferred joint venture royalties	48,000	74,702
Other	131,068	226,869

Total current liabilities	3,335,231	3,406,399

DEFERRED GROSS PROFIT	—	30,000
MINORITY INTEREST	78,407	67,538

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value; authorized 10,000 shares; none issued and outstanding	—	—
Common stock, $0.02 par value per share; authorized 10,000,000 shares; issued and outstanding 3,610,993 and 3,589,993, respectively	72,220	71,800
Additional paid-in capital	4,235,015	4,140,095
Retained earnings	12,015,223	11,176,509
Accumulated other comprehensive income	246,151	434,477

Total stockholders’ equity	16,570,553	15,822,881

	$19,982,247	$19,296,818

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES -
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
THREE AND SIX MONTHS ENDED FEBRUARY 28, 2006 AND FEBRUARY 28, 2005

	Three Months Ended		Six Months Ended

	February 28, 2006	February 28, 2005	February 28, 2006	February 28, 2005

NORTH AMERICAN OPERATIONS:
Sales	$3,775,693	$3,478,352	$8,179,322	$7,310,568
Cost of goods sold	2,315,245	1,988,460	5,044,356	4,348,048

Gross profit	1,460,448	1,489,892	3,134,966	2,962,520

Operating expenses:
Selling	874,234	691,456	1,572,189	1,333,351
General and administrative	563,911	766,799	1,250,470	1,478,594
Lab and technical support	78,672	177,775	148,426	403,607

	1,516,817	1,636,030	2,971,085	3,215,552

NORTH AMERICAN OPERATING (LOSS) INCOME	(56,369)	(146,138)	163,881	(253,032)
CORPORATE JOINT VENTURES AND HOLDING COMPANIES:
Equity in income of industrial chemical corporate joint ventures and holding companies	546,217	356,372	1,290,664	868,552
Equity in income of industrial non-chemical corporate joint ventures and holding companies	39,591	2,124	24,662	16,149
Fees for technical support and other services provided to corporate joint ventures	1,019,989	987,018	2,134,049	2,004,271
Expenses incurred in support of corporate joint ventures	(1,290,946)	(1,295,901)	(2,456,530)	(2,499,374)

INCOME FROM ALL CORPORATE JOINT VENTURES AND HOLDING COMPANIES	314,851	49,613	992,845	389,598
INTEREST INCOME	1,178	31,617	27,979	45,648
INTEREST EXPENSE	(31,857)	(3,314)	(35,506)	(3,314)
MINORITY INTEREST	7,927	13,538	(7,485)	(5,264)

INCOME (LOSS) BEFORE INCOME TAX (BENEFIT) EXPENSE	235,730	(54,684)	1,141,714	173,636
INCOME TAX (BENEFIT) EXPENSE	31,000	107,000	303,000	(12,000)

NET INCOME (LOSS)	$204,730	$(161,684)	$838,714	$185,636

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$0.06	$(0.05)	$0.23	$0.05

Diluted	$0.06	$(0.05)	$0.23	$0.05

WEIGHTED AVERAGE COMMON SHARES ASSUMED OUTSTANDING:
Basic	3,597,815	3,581,992	3,593,926	3,581,992
Diluted	3,628,594	3,581,992	3,618,101	3,604,038
DIVIDENDS PER COMMON SHARE	—	—	—	$0.07

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND
SUBSIDIARIES - CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
SIX MONTHS ENDED FEBRUARY 28, 2006 and FEBRUARY 28, 2005

	February 28, 2006	February 28, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$838,714	$185,636
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation expense	98,737	104,149
Amortization expense	80,026	25,090
Minority interest expense (income)	7,485	5,264
Equity in (income) loss from corporate joint ventures:
Industrial chemical	(1,290,607)	(868,552)
Industrial non-chemical	(24,662)	(16,149)
Deferred gross profit	—	(10,000)
Deferred joint venture royalties	(26,702)	59,850
Change in current assets and liabilities:
Receivables:
Trade excluding corporate joint ventures	(259,382)	(561,781)
Trade corporate joint ventures	30,820	29,175
Technical and other services receivables, corporate joint ventures	38,558	94,952
Income taxes	24,537	75,004
Inventories	(44,770)	(271,304)
Prepaid expenses and other	(135,823)	(85,154)
Employee note receivable	12,530	9,907
Accounts payable	328,078	46,257
Accrued liabilities	265,326	(32,103)

Net cash used in operating activities	(57,135)	(1,209,759)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in corporate joint ventures	—	(38,531)
Dividends received from corporate joint ventures	783,304	817,611
Goodwill	—	(31,000)
Loans made	(20,029)	(523,992)
Cash received on loans	403,998	180,346
Additions to property and equipment	(128,072)	(107,660)
Decrease in other assets	18,779	796
Additions to industrial patents	(129,800)	(99,594)

Net cash provided by investing activities	928,180	195,021
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	—	(250,739)
Borrowing (repayments) on line of credit	(83,000)	500,000
Repayment of note payable	(554,870)	—
Proceeds from exercise of stock options	95,340	—
Bank overdraft	—	177,019

Net cash (used in) provided by financing activities	(542,530)	426,280

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	328,515	(585,458)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	327,458	662,038

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$655,973	$76,580

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND
SUBSIDIARIES -  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.          INTERIM FINANCIAL INFORMATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all necessary adjustments, which are of a normal recurring nature, and present fairly the consolidated financial position of Northern Technologies International Corporation and its subsidiaries (the Company) as of February 28, 2006 and the results of their operations for the three and six months ended February 28, 2006 and February 28, 2005 and their cash flows for the six months ended February 28, 2006 and February 28, 2005, in conformity with accounting principles generally accepted in the United States of America.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s annual report on Form 10-KSB for the fiscal year ended August 31, 2005 and with the Management’s Discussion and Analysis or Plan of Operation section appearing in this quarterly report.  Operating results for the three and six months ended February 28, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2006.

Certain fiscal 2005 amounts have been reclassified to conform to fiscal year 2006 presentations.  These reclassifications had no effect on stockholders’ equity or net income, as previously reported.

2.           RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Adoption of Accounting Pronouncement – FIN 46R

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”.  In December 2003, the FASB issued FIN 46R, “Consolidation of Variable Interest Entities, a revision of FIN 46” which addresses consolidation by business enterprises where equity investors do not bear the residual economic risks and rewards.  The provisions of FIN 46R were effective for interests in variable interest entities (VIE) for the Company for the three and six months ended February 28, 2005.

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

	Three Months Ended		Six Months Ended

	February 28, 2006	February 28, 2005	February 28, 2006	February 28, 2005

Net income (loss):
As reported	$204,730	$(161,684)	$838,714	$185,636
Pro forma	$204,730	$(161,684)	$803,081	$161,535
Basic net income per common share
As reported	$0.06	$(0.05)	$0.23	$0.05
Pro forma	$0.06	$(0.05)	$0.22	$0.05
Diluted net income per share
As reported	$0.06	$(0.05)	$0.23	$0.05
Pro forma	$0.06	$(0.05)	$0.22	$0.05
Stock-based compensation, net:
As reported	$0	$0	$0	$0
Pro forma	$0	$0	$35,633	$24,101

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

The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions and results for the grants:

	February 28, 2006	February 28, 2005

Dividend yield	2.00%	2.00%
Expected volatility	42.8%	43.3%
Expected life of option	5 years	5 years
Average risk-free interest rate	4.45%	3.43%

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

4.          INVENTORIES

Inventories consisted of the following:

	February 28, 2006	August 31, 2005

Production materials	$301,526	$211,713
Finished goods	1,291,013	1,336,056

	$1,592,539	$1,547,769

5.          PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	February 28, 2006	August 31, 2005

Land	$29,097	$29,097
Buildings and improvements	955,788	864,661
Machinery and equipment	679,749	652,400

	1,664,634	1,546,158
Less accumulated depreciation	(914,653)	(825,517)

	$749,981	$720,641

6.          INDUSTRIAL PATENTS AND TRADEMARKS, NET

Industrial patents and trademarks, net consisted of the following:

	February 28, 2006	August 31, 2005

Patents and trademarks	$1,311,889	$1,182,089
Less accumulated amortization	(201,899)	(121,872)

	$1,109,990	$1,060,217

7.          NOTES RECEIVABLE AND FOREIGN DEPOSITS

Notes receivable and foreign deposits consisted of the following:

	February 28, 2006	August 31, 2005

Notes receivable from corporate joint venture partners	$51,710	$50,000
Notes receivable from other sources	641,774	1,027,453
Foreign deposits	445,469	445,469

	$1,138,953	$1,522,922

8.          INVESTMENTS IN CORPORATE JOINT VENTURES

Composite financial information from the financial statements of the Company’s joint ventures carried on the equity basis is summarized as follows:

	February 28, 2006	August 31, 2005

Current assets	$29,050,993	$27,305,426
Total assets	35,338,298	33,839,267
Current liabilities	13,510,005	13,388,740
Noncurrent liabilities	2,390,198	2,249,904
Joint ventures’ equity	19,438,418	18,198,864
Northern Technologies International Corporation’s share of Corporate Joint Ventures’ equity	$8,966,000	$8,622,361

	February 28, 2006	February 28, 2005

Net sales	$31,153,683	$28,416,263
Gross profit	14,703,559	13,735,319
Net income	2,742,286	1,685,108
Northern Technologies International Corporation’s share of equity in income of Corporate Joint Ventures	$1,315,326	$884,701

During the six months ended February 28, 2006, the Company did not make any new investments in corporate joint ventures.

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

The Company tests goodwill annually for impairment and in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired.  Goodwill at February 28, 2006 and August 31, 2005 was $304,000.

10.          CORPORATE DEBT

The Company has a revolving credit facility that expires on January 31, 2007. Outstanding amounts under the revolving credit facility bear interest at an annual rate based on LIBOR plus 2.25%.  As of February 28, 2006, the interest rate was 6.82%.  Amounts borrowed under the facility are collateralized by a lien on substantially all of the Company’s assets, excluding its corporate joint venture interests and intellectual property rights.

The credit documents contain other terms and provisions (including representations, covenants and conditions) customary for transactions of this type. Significant financial covenants include minimum fixed charge coverage ratio of 1.0 to 1.0.  The Company is in compliance with all covenants under the revolving credit facility.  Outstanding balances were $917,000 and $1,000,000 as of February 28, 2006 and August 31, 2005, respectively.

11.          STOCKHOLDERS’ EQUITY

During the six months ended February 28, 2006, the Company did not purchase or retire any shares of common stock.  The following stock options to purchase shares of common stock were exercised:

Options Exercised	Exercise Price

16,000	$4.56
1,000	$5.70
2,000	$5.00
2,000	$3.34

The Company did not acquire or retire any shares of common stock during the six months ended February 28, 2005 and no stock options were exercised.

12.          SUPPLEMENTAL CASH FLOW INFORMATION

On November 12, 2004, the Company’s Board of Directors declared a cash dividend of $0.07 per share that totaled $250,739 and was paid on December 17, 2004 to shareholders of record on December 3, 2004.  No dividend was declared or paid during the six months ended February 28, 2006.

13.          TOTAL COMPREHENSIVE INCOME

The Company’s total comprehensive income was as follows:

	Three Months Ended		Six Months Ended

	February 28, 2006	February 28, 2005	February 28, 2006	February 28, 2005

Net (loss) income	$204,730	$(161,684)	$858,713	$185,636
Other comprehensive income – foreign currency translation adjustment	127,703	17,053	(188,326)	588,562

Total comprehensive (loss) income	$332,433	$(144,631)	$650,388	$774,198

14.          NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding.  Diluted net income (loss) per share assumes the exercise of stock options using the treasury stock method, if dilutive.

No shares were excluded from the computation of common share equivalents as of February 28, 2006, as all stock option exercise prices were less than the average market price of a share of common stock.  Options to purchase 4,000 shares of common stock with a weighted average exercise price of $6.75 were outstanding as of February 28, 2005, but were excluded from the computation of common share equivalents, because their exercise prices were greater than the average market price of a share of common stock.

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

The following table summarizes information about stock options outstanding and exercisable at February 28, 2006:

Option Grant Date	Per Share Exercise Prices	Remaining Contractual Life	Number of Options Outstanding (#)	Number of Options Exercisable (#)

9/1/2001	$5.00	0.5	2,000	2,000
2/15/2002	$4.56	1.0	22,000	22,000
9/1/2002	$3.34	1.5	2,000	2,000
9/1/2003	$5.30	2.5	6,000	4,002
9/1/2004	$5.25	3.5	8,000	2,668
11/12/04	$6.15	3.7	3,000	1,000
7/29/05	$5.96	4.4	334	0
9/1/05	$5.75	4.5	14,000	0
11/4/05	$5.38	4.7	56,000	0

			113,334	33,670

16.          SEGMENT INFORMATION

Net sales by geographic location as a percentage of total net sales were as follows:

	February 28, 2006	February 29, 2005

Inside the U.S.A. to unaffiliated customers	79.7%	77.8%
Outside the U.S.A. to:
Corporate Joint Ventures in which the Company is a shareholder directly and indirectly	8.5%	10.1%
Unaffiliated customers	11.8%	12.1%

	100%	100%

One of the Company’s customers accounted for approximately 27.8% and 30.6% of the Company’s net sales for the six months ended February 28, 2006 and 2005, respectively, and $637,151 and $424,002 of the Company’s receivables at February 28, 2006 and 2005, respectively.

17.          RETIREMENT PLAN AND EMPLOYEE STOCK PURCHASE PLAN

The Company has a 401(k) employee savings plan.  Employees who meet certain age and service requirements may elect to contribute up to 15% of their salaries.  The Company contributes the lesser of 50% of the participant’s contributions or 3.5% of the employee’s salary.  The Company recognized expense for the savings plan of $46,440 and $37,493 for the six months ended February 28, 2006 and 2005, respectively.

18.          RELATED PARTY TRANSACTIONS

The Company paid reimbursement for travel and related expenses of $119,867 and $241,503 for the three and six months ended February 28, 2006 and $97,824 and $271,996 for the three and six months ended February 28, 2005, respectively, to a financial and management consulting firm, Inter Alia, which beneficially owns 25.4% of the Company’s outstanding common stock, and of which the Company’s former Chairman of the Board and Chief Executive Officer and current Chairman Emeritus and the Company’s current President and Chief Executive Officer are shareholders.  The management consulting firm earned commissions on royalties paid by corporate joint ventures of approximately $39,024 and $65,001, for the three and six months ended February 28, 2006 and $33,196 and $85,308 for the three and six months ended February 28, 2005, respectively, on net proceeds of sales of the Company’s products.  In addition, the Company paid health insurance premiums of $2,438 and $6,623 for the three and six months ended February 28, 2006 and $4,490 and $8,980 for the three and six months ended February 28, 2005, respectively, related to policies that insure the Company’s former Chairman of the Board and Chief Executive Officer and current Chairman Emeritus.

The Company made consulting payments to Dr. Ramani Narayan, a director of the Company, of $25,000 on each of September 9, 2004, December 2, 2004, April 7, 2005, June 14, 2005, November 8, 2005 and February 1, 2006.  The consulting services rendered by Dr. Narayan related to research and development associated with various new technologies.

The Company made a consulting payment to Dr. Sunggyu Lee, a director of the Company, of $50,000 on February 2, 2005, $50,000 on June 6, 2005 and $25,000 on November 8, 2005 and February 1, 2006.  The consulting services rendered by Dr. Lee related to research and development associated with various new technologies.

The Company pays rent for its Beachwood office and lab location to a related party.  See Note 20.

19.          INCOME TAXES

Reconciliations of the expected federal income tax at the statutory rate with the provisions for income taxes for the six months ended February 28 are as follows:

	February 28, 2006	February 28, 2005

Tax computed at statutory rates	$384,000	$52,000
Tax effect on equity in income of international joint ventures	(442,000)	(301,000)
Tax effect on dividends received from corporate joint ventures	263,000	279,000
Research and development credit	(50,000)	—
Other	149,000	(42,000)

	$304,000	$(12,000)

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

The Company is involved in a legal action in Finland whereby it sued a Finish company for trademark infringement.  The Company won the initial case, but has subsequently lost on appeal.  The Company is currently appealing the latest court decision.  The outcome of the appeal is unknown and any potential loss can not be estimated at this time, however, the potential judgment or settlement resulting from this case could have a material impact on the financial position or results of operations of the Company.  There are no other legal actions arising in the normal course of business that management is of the opinion that any judgment or settlement resulting from pending or threatened litigation would not have a material adverse effect on the financial position or results of operations of the Company.

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

On April 28, 2005, the Company entered into a Settlement Agreement and Asset Purchase (the “Settlement Agreement”) with Excor Korrosionsforschung GmbH (“Excor”), Fibro-NTI Urun Gelistirme Ve Pazarlama Ticaret Anonim (“Fibro-NTI”), Acobal SAS (“Acobal”), Henkel KGaA and Henkel Surface Technologies SAS pursuant to which the Company agreed to settle certain litigation the Company and its 50% owned joint venture in France, Acobal SAS, commenced against Henkel Surface Technologies S.A.S and Henkel KGaA.  Under the Settlement Agreement, the Company, Acobal and the Company’s 50% owned joint venture in Turkey, Fibro-NTI, agreed to purchase certain non-contact corrosion protection assets used by Henkel and/or its affiliates for EURO 1,500,000.  Of the EURO 1,500,000, the Company agreed to pay EURO 450,000 which was capitalized in patents and trademarks, Acobal agreed to pay EURO 850,000 and Fibro-NTI agreed to pay EURO 200,000 for certain identified assets.  The closing of the various asset purchase transactions took place on June 1, 2005.  The Company borrowed EURO 450,000 to pay its portion of the EURO 1,500,000 from the other 50% owner of the Company’s joint venture in Germany.  During the six months ended February 28, 2006, the Company repaid the full amount borrowed of EURO 450,000.  In addition, both Acobal and Fibro-NTI also borrowed EURO 850,000 and EURO 200,000, respectively, from the other 50% owner of the Company’s joint venture in Germany to pay their respective portions of the EURO 1,500,000 purchase price for the Henkel assets.  The loans have an interest rate of 6%.  In connection with the transaction, Henkel agreed to a three-year non-competition provision and agreed not to acquire more than 5% of the outstanding shares of the Company.

On June 24, 2005, the Company executed a purchase agreement to purchase a building and land for a new corporate headquarters in Circle Pines, Minnesota.  The agreement is to purchase a 40,000 square foot building and land for $1,500,000 and anticipates spending $1,000,000 on various owner improvements.  The Company anticipates closing the transaction on May 1, 2006. Additionally, although on October 6, 2005, the Company executed an agreement to sell its existing building and land in Lino Lakes, Minnesota that deal was subsequently terminated as of January 3, 2006. The Company is currently seeking a new buyer of the building and land in Lino Lakes, MN.  The Company has executed a financing commitment with National City Bank in Cleveland for two term loans; a fixed rate five year senior secured term loan for $1,275,000 secured by the land and building in Circle Pines, Minnesota and a variable rate five year senior secured term loan for $648,000 secured by the land and building in Lino Lakes, Minnesota.  Sources of cash needed to finance the purchase and improvements over and above those financed by National City will come from the from the proceeds of the sale of the land and building in Lino Lakes, Minnesota facility and/or operating cash flows in the event it is not sold.

On January 30, 2006, the Compensation Committee of the Board of Directors of the Company approved the final terms of an annual cash bonus plan for executive officers and certain employees of the Company for fiscal year ending August 31, 2006. The purpose of the annual cash bonus plan is to align the interests of the Company and its subsidiaries, executive officers and stockholders by providing an incentive for the achievement of key corporate and individual performance measures that are critical to the success of the company and linking a significant portion of each executive officer’s annual compensation to the achievement of such measures.  The total amount available under the cash bonus plan will be 25% of the Company’s income before income taxes, provided that the Company is at a positive variance to the Board of Director approved budgeted net income for the fiscal year.  The bonus will be divided amongst the Company’s executive officers and other plan participants depending upon each executive officer’s and other participant’s individual performance during the fiscal year ending August 31, 2006 as determined by the Compensation Committee in its sole discretion.  The terms of the annual cash bonus plan for fiscal 2006 were set forth in resolutions approved by the Compensation Committee and are not otherwise set forth in any written plan or agreements between the Company and the executive officers.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Management’s Discussion and Analysis provides material historical and prospective disclosures intended to enable investors and other users to assess our financial condition and results of operations.  Statements that are not historical are forward-looking and involve risks and uncertainties discussed under the caption “Forward-Looking Statements” in Item 2 of this Report.  The following discussion of the results of the operations and financial condition of the Company should be read in conjunction with the Company’s consolidated financial statements and the related notes thereto included under Part I, Item I entitled “Financial Statements” of this Report.

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

The Company’s net sales increased 8.6% and 11.9% during the three and six months ended February 28, 2006 as compared to the same period in fiscal 2005 primarily as a result of the increase in net sales of Zerust® products and of React-NTI products to new and existing customers in North America.  Net sales of Zerust® products increased $771,468 to $5,805,903.  Net sales of React-NTI products increased $97,286 to $2,373,419 for the six months ended February 28, 2006 as compared to the same period in fiscal 2005.

Cost of sales as a percentage of net sales increased slightly to 61.3% and 61.7% during the three and six months ended February 28, 2006 as compared to 57.2% and 59.5% during the same period in fiscal 2005 primarily as a result of the increase in raw material prices.  However, operating expenses as a percentage of net sales decreased 7.3% and 7.6% during the three and six months ended February 28, 2006 as compared to the same period in fiscal 2005 primarily as a result of decreased lab and technical support expenses and general and administrative expenses.

Total net sales of all of the Company’s joint ventures increased 9.6% to $31,153,683 during the six months ended February 28, 2006 as compared to $28,416,263 during the same period in fiscal 2005.  The Company receives fees for technical and other support services it provides to its joint ventures based on the revenues of the individual joint ventures.  The Company recognized increased fee income for such technical and support services during the six months ended February 28, 2006 as compared to the same period in fiscal 2006 due to the increase in total net sales of the joint ventures.  The Company incurs direct expenses related to its corporate joint ventures and holding companies.  Such expenses include consulting, travel, technical and marketing services to existing joint ventures, legal fees incurred in the establishment of new joint ventures, registration and promotion and legal defense of worldwide trademarks, and legal fees incurred in connection with the filing of patent applications.  The Company incurred decreased direct joint venture expenses during the six months ended February 28, 2006 compared to the same period in fiscal 2005 primarily as a result of decreases in travel and external consulting services.

The Company’s working capital was $3,446,821 at February 28, 2006, including $655,973 in cash and cash equivalents.  Draws on the revolving credit facility as of February 28, 2006 and August 31, 2005 were $917,000 and $1,000,000, respectively.

The Company elected not to pay a cash dividend in fiscal 2006 in order to preserve cash and make investments in future operations.  The Company expects to meet its future liquidity requirements during at least the next twelve months by using its existing cash and cash equivalents, forecasted cash flows from future operations, distributions of earnings and technical assistance fees to the Company from its joint venture investments and funds available through existing or anticipated financing arrangements.  The Company paid a dividend of $0.07 per share in fiscal 2005.

Results of Operations

The following table sets forth our year to date results of operations for the six months ended February 28, 2006 and 2005.

	February 28, 2006	% of Net Sales	February 28, 2005	% of Net Sales	$ Change	% Change

Net sales	$8,179,322	100%	$7,310,568	100%	$868,754	11.9%
Cost of goods sold	5,044,356	61.7%	4,348,048	59.5%	696,308	16.0%
Selling expenses	1,572,189	19.2%	1,333,351	18.2%	238,838	17.9%
General and administrative expenses	1,250,470	15.3%	1,478,594	20.2%	(228,124)	(15.4)%
Lab and technical support expenses	$148,426	1.8%	$403,607	5.52%	$(255,181)	(63.2)%

The following table sets forth our results of operations for the second quarter (three months) ended February 28, 2006 and 2005.

	February 28, 2006	% of Net Sales	February 28, 2005	% of Net Sales	$ Change	% Change

Net sales	$3,775,693	100%	$3,478,352	100%	297,341	8.6%
Cost of goods sold	2,315,245	61.3%	1,988,460	57.2%	326,785	16.4%
Selling expenses	874,234	23.2%	691,456	19.9%	182,778	26.43%
General and administrative expenses	563,911	14.9%	766,799	22.0%	(202,888)	(26.5)%
Lab and technical support expenses	$78,672	2.1%	$177,775	5.1%	(99,103)	(55.8)%

Net Sales and Cost of Sales.  The Company’s net sales originating in the United States increased during the three and six months ended February 28, 2006 compared to related periods ending February 28, 2005 primarily as a result of an increase in the Zerust® product line sales and an increase in the volume of React-NTI products sold to an existing customer in North America.  Cost of sales increased as a percentage of net sales for the three and six months ended February 28, 2006 compared to February 28, 2005 primarily as a result of increase in raw material prices.

Selling Expenses.  The Company’s selling expenses increased for the six months ended February 28, 2006 compared to February 28, 2005 primarily as a result of a combination of decreases in travel expenses of $15,000, and commissions to salespeople and to manufacturer’s representatives totaling $75,000, offset by increases related to salary expense of $111,000, advertising expense of $13,000, customs and duties fees of $16,000, consulting expense of $86,000, trade show expense of $13,000, insurance expense of $13,000 and telephone expense of $68,000.  The increases for the three months ended February 28, 2006 as compared to February 28, 2005 are proportional to the increases associated with the six month changes noted above.  Expenses as a percentage of net sales increased slightly for the three and six months ended February 28, 2006 compared to February 28, 2005.

General and Administrative Expenses.  The Company’s general and administrative expenses decreased for the six months ended February 28, 2006 compared to February 28, 2005 primarily as a result of decreases in Sarbanes-Oxley consulting fees of $27,000, telephone expense of $15,000, express shipping $14,000, consulting fees of $73,000, director’s fees and expense of $64,000, legal fees of $41,000, other income of $23,000 and information technology of $18,000 offset by increases in insurance expense of $70,000, audit and tax fees of $75,000 and salaries of $40,000.  The decreases for the three months ended February 28, 2006 as compared to February 28, 2005 are proportional to the increases associated with the six month changes noted above.  As a percentage of net sales, general and administrative expenses decreased for the three and six months ended February 28, 2006 compared to February 28, 2005 primarily as a result of the decrease in spending as described above.

Lab and Technical Support Expenses.  The Company’s lab and technical support expenses decreased for the six months ended February 28, 2006 compared to February 28, 2005 primarily due to the transfer of employees from the Lab and technical support area to research and development associated with corporate joint venture support.  The decrease in expense associated with this transfer is $216,000.  Additional decreases in expenses are associated with an over all cost reduction plan, specifically decreases in lab supplies and testing of $39,000.  The decrease for the three months ended February 28, 2006 as compared to February 28, 2005 are proportional to the decrease associated with the six month changes noted above.  As a percentage of net sales, lab and technical support expenses decreased for the three and six months ended February 28, 2006 compared to February 28, 2005 decrease for the three and six months ended February 28, 2006 compared to February 28, 2005 primarily as a result of the transfer of employees and decrease in spending as described above.

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

The Company had Equity in income of industrial chemical corporate joint ventures and holding companies of $1,315,326 and $884,701 for the six months ended February 28, 2006 and 2005, respectively and $585,808 and $358,496 for the three months ended February 28, 2006 and 2005, respectively.  The increase in equity in income was due to the significant increase in profitability from the corporate joint ventures as a whole.

The Company receives fees for technical and other support to the Company’s corporate joint ventures based on the revenues of the individual corporate joint ventures.  The Company recognized fee income for such support in the amounts of $2,134,049 and $2,004,271 for the six months ended February 28, 2006 and 2005, respectively and $1,019,989 and $987,018 for the three months ended February 28, 2006 and 2005, respectively.   The increase in fees for technical and other support to its corporate joint ventures was due to the significant increase in revenues from the corporate joint ventures as a whole.

The Company sponsors a worldwide corporate joint venture conference approximately every three to four years in which all of its corporate joint ventures are invited to participate.  The Company defers a portion of its technical and other support fees received from its corporate joint ventures in each accounting period leading up to the next conference, reflecting that the Company has not fully earned the payments received during that period.  The next corporate joint venture conference is scheduled to be held in 2008.  There was $48,000 of deferred income recorded within other accrued liabilities at February 28, 2006, related to this future conference.  The costs associated with these joint venture conferences are offset against the deferral as incurred, generally in the period in which the conference is held and immediately before.

The Company incurred direct expenses related to its corporate joint ventures and the holding companies of $1,290,946  and $2,456,530 for the three and six months ended February 28, 2006 compared to $1,295,901 and $2,499,374 for the same periods in 2005.  These expenses include: product and business development, consulting, travel, technical and marketing services to existing joint ventures, legal fees regarding the establishment of new joint ventures, registration and promotion and legal defense of worldwide trademarks and legal fees incurred in the filing of patent applications for new technologies to which the Company acquired certain rights.  The decreases in direct expenses incurred relating to the Company’s corporate joint ventures and holding companies for the six months ended February 28, 2006 compared to the same period in fiscal 2005 was attributable to decreases of commission paid to Inter Alia of $20,000, expense reimbursement to Inter Alia of $25,000, legal fees of $46,000 and consulting fees of $151,000, offset by increases in expenses related to the transfer of employees from the lab and technical support area to research & development associated with corporate joint venture support of $216,000. The small decrease for the three months ended February 28, 2006 as compared to February 28, 2005 was minimal.

Interest Income.  The Company’s interest income decreased to $27,979 for the six months ended February 28, 2006 compared to $45,648 for the same period in 2005.

Interest Expense.  The Company’s interest expense increased to $35,506 for the six months ended February 28, 2006 compared to $3,314 for the same period in 2005.

Income Before Income Taxes.  Income before income taxes increased $968,078 to $1,141,714 for the six months ended February 28, 2006 compared to $173,636 for the same period in 2005.

Income Taxes. Income tax expense for the six months ended February 28, 2006 and 2005 was calculated based on management’s estimate of the Company’s annual effective income tax rate.  The Company’s annual effective income tax rate for the six months ended February 28, 2006 and 2005 is lower than the statutory rate primarily due to the Company’s equity in income of corporate joint ventures being recognized based on after-tax earnings of these entities.  To the extent joint ventures’ undistributed earnings are distributed to the Company, it is not expected to result in any material additional income tax liability after the application of foreign tax credits.

Liquidity and Capital Resources

Sources of Cash and Working Capital.  At February 28, 2006, the Company’s working capital was $3,446,821 with $655,973 in cash and cash equivalents, compared to working capital of $2,697,693, including $327,458 in cash and cash equivalents as of August 31, 2005.

The Company has a revolving credit facility that expires on January 31, 2007. Outstanding amounts under the revolving credit facility bear interest at an annual rate based on LIBOR plus 2.25%.  As of February 28, 2006, the interest rate was 6.82%.  Amounts borrowed under the facility are collateralized by a lien on substantially all of the Company’s assets, excluding its corporate joint venture interests and intellectual property rights.  The credit documents contain other terms and provisions (including representations, covenants and conditions) customary for transactions of this type. Significant financial covenants include minimum fixed charge coverage ratio of 1.0 to 1.0.  The Company is in compliance with all covenants under the revolving credit facility.  Outstanding balances were $917,000 and $1,000,000 as of February 28, 2006 and August 31, 2005, respectively.

The Company believes that a combination of its existing cash and cash equivalents, plus funds available through existing or anticipated financing arrangements and forecasted cash flows, will continue to be adequate to fund its operations, debt repayments, dividend payments and stock repurchases for at least the next twelve months.  The Company anticipates borrowing to finance the building purchase and related capital expenditures.

Uses of Cash and Cash Flows.  Cash flows used in operations for the six months ended February 28, 2006 and 2005 were $57,135 and $1,209,759, respectively.  The net cash used in operations for the six months ended February 28, 2006 and 2005 resulted principally from net income being partially offset by the noncash equity income of industrial chemical joint ventures, and uses of cash for increases in operating assets more than offsetting net increases in operating liabilities.

Net cash provided by investing activities for the six months ended February 28, 2006 was $928,180, which resulted from dividends received from corporate joint ventures and cash received on loans being offset by additions to property and equipment and industrial patents.  Net cash provided by investing activities for the six months ended February 28, 2005 was $195,021 which resulted from dividends received from corporate joint ventures being offset by investments in corporate joint ventures and additions to property and equipment and industrial patents.

Net cash used in financing activities for the six months ended February 28, 2006 was $542,530, which resulted primarily from the payoff of the note payable.  Net cash provided by financing activities the six months ended February 28, 2005 was $426,280 which resulted primarily from borrowing on the line of credit and bank overdrafts being partially offset by dividends paid to shareholders.

Capital Expenditures and Commitments.  The Company’s subsidiary has entered into a 15-year lease agreement for approximately 16,994 square feet of office, manufacturing, laboratory and warehouse space requiring monthly payments of $17,500 which are adjusted annually according to the annual consumer price index through November 2014.  The Company has no postretirement benefit plan and does not anticipate establishing any postretirement benefit program.

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

On April 28, 2005, the Company entered into a Settlement Agreement and Asset Purchase (the “Settlement Agreement”) with Excor Korrosionsforschung GmbH (“Excor”), Fibro-NTI Urun Gelistirme Ve Pazarlama Ticaret Anonim (“Fibro-NTI”), Acobal SAS (“Acobal”), Henkel KGaA and Henkel Surface Technologies SAS pursuant to which the Company agreed to settle certain litigation the Company and its 50% owned joint venture in France, Acobal SAS, commenced against Henkel Surface Technologies S.A.S and Henkel KGaA.  Under the Settlement Agreement, the Company, Acobal and the Company’s 50% owned joint venture in Turkey, Fibro-NTI, agreed to purchase certain non-contact corrosion protection assets used by Henkel and/or its affiliates for EURO 1,500,000.  Of the EURO 1,500,000, the Company agreed to pay EURO 450,000 which was capitalized in patents and trademarks, Acobal agreed to pay EURO 850,000 and Fibro-NTI agreed to pay EURO 200,000 for certain identified assets.  The closing of the various asset purchase transactions took place on June 1, 2005.  The Company borrowed EURO 450,000 to pay its portion of the EURO 1,500,000 from the other 50% owner of the Company’s joint venture in Germany.  During the six months ended February 28, 2006, the Company repaid the full amount borrowed of EURO 450,000.  In addition, both Acobal and Fibro-NTI also borrowed EURO 850,000 and EURO 200,000, respectively, from the other 50% owner of the Company’s joint venture in Germany to pay their respective portions of the EURO 1,500,000 purchase price for the Henkel assets.  The loans have an interest rate of 6%.  In connection with the transaction, Henkel agreed to a three-year non-competition provision and agreed not to acquire more than 5% of the outstanding shares of the Company.

On June 24, 2005, the Company executed a purchase agreement to purchase a building and land for a new corporate headquarters in Circle Pines, Minnesota.  The agreement is to purchase a 40,000 square foot building and land for $1,500,000 and anticipates spending $1,000,000 on various owner improvements.  The Company anticipates closing the transaction on May 1, 2006. Additionally, although on October 6, 2005, the Company executed an agreement to sell its existing building and land in Lino Lakes, Minnesota that deal was subsequently terminated as of January 3, 2006. The Company is currently seeking a new buyer of the building and land in Lino Lakes, MN.  The Company has executed a financing commitment with National City Bank in Cleveland for two term loans; a fixed rate five year senior secured term loan for $1,275,000 secured by the land and building in Circle Pines, Minnesota and a variable rate five year senior secured term loan for $648,000 secured by the land and building in Lino Lakes, Minnesota.  Sources of cash needed to finance the purchase and improvements over and above those financed by National City will come from the from the proceeds of the sale of the land and building in Lino Lakes, Minnesota facility and/or operating cash flows in the event it is not sold.

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

The Company’s revolving credit facility bears interest at a rate based on LIBOR and thus may subject the Company to some market risk on interest rates.  $917,000 was outstanding under this facility as of February 28, 2006.

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

Investments in Corporate Joint Ventures

Investments in corporate joint ventures are accounted for using the equity method, except for React-NTI LLC which has been fully consolidated, for all periods presented due to the adoption of FIN 46R (See Note 2 to the Company’s consolidated financial statements).  Periodically, the Company evaluates the investments for any impairment and assesses the future cash flow projections to determine if there are any going concern issues.  If an investment were determined to be impaired, then a reserve would be created to reflect the impairment on the financial results of the Company.

The Company’s evaluation of its investments in corporate joint ventures requires the Company to make assumptions about future cash flows of its corporate joint ventures.  These assumptions require significant judgment and actual results may differ from assumed or estimated amounts.  The Company’s investments in corporate joint ventures were $8,966,000 and $8,622,361 as of February 28, 2006 and August 31, 2005, respectively.

Principles of Consolidation

The consolidated financial statements include the accounts of Northern Technologies International Corporation, its wholly owned subsidiary, NTI Facilities, Inc. and React-NTI LLC.  All significant intercompany transactions and balances have been eliminated in consolidation.

Accounts and Notes Receivable

The Company values accounts and notes receivable, net of an allowance for doubtful accounts. Each quarter, the Company prepares an analysis of its ability to collect outstanding receivables that provides a basis for an allowance estimate for doubtful accounts.  In doing so, the Company evaluates the age of its receivables, past collection history, current financial conditions of key customers, and economic conditions. Based on this evaluation, the Company establishes a reserve for specific accounts and notes receivable that it believes are uncollectible, as well as an estimate of uncollectible receivables not specifically known.  A deterioration in the financial condition of any key customer or a significant slow down in the economy could have a material negative impact on the Company’s ability to collect a portion or all of the accounts and notes receivable. The Company believes that an analysis of historical trends and its current knowledge of potential collection problems provide the Company with sufficient information to establish a reasonable estimate for an allowance for doubtful accounts. However, since the Company cannot predict with certainty future changes in the financial stability of its customers, the Company’s actual future losses from uncollectible accounts may differ from its estimates. In the event the Company determined that a smaller or larger uncollectible accounts reserve is appropriate, the Company would record a credit or charge to selling expense in the period that it made such a determination. Accounts receivable have been reduced by an allowance for uncollectible accounts of $10,000 and $13,085 at February 28, 2006 and August 31, 2005, respectively.

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

As of January 15, 2006, G. Patrick Lynch, the Company’s President and Chief Executive Officer and a director, and Philip M. Lynch, the Company’s former Chairman of the Board and Chief Executive Officer and current Chairman Emeritus, beneficially owned approximately 25.5% of the Company’s outstanding common stock through Inter Alia (see Note 18 – Related Party Transactions).  As a result of Messrs. G.P. Lynch’s and P.M. Lynch’s share ownership and Mr. G.P. Lynch’s position as Chief Executive Officer and a director, they may be able to influence to some extent the affairs and actions of the Company, including matters requiring stockholder approval, such as the election of directors and approval of significant corporate transactions.  The interests of Messrs. G.P. Lynch and P.M. Lynch may differ from the interests of the Company’s other stockholders.  This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of the Company, could deprive the Company’s stockholders of an opportunity to receive a premium for their common stock as part of a sale or merger of the Company and may negatively affect the market price of the Company’s common stock.  Transactions that could be affected by this concentration of ownership include proxy contests, tender offers, mergers or other purchases of common stock that could give stockholders the opportunity to realize a premium over the then-prevailing market price for shares of the Company’s common stock.

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

In designing and evaluating the Company’s disclosure controls and procedures, the Company recognizes that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives and the Company necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  The Company’s management evaluated, with the participation of its Chief Executive Officer and its Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered in this Report.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of such period to provide reasonable assurance that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that material information relating to the Company and its consolidated subsidiaries is made known to management, including the Company’s Chief Executive Officer and Chief Financial Officer, particularly during the period when the Company’s periodic reports are being prepared.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended February 28, 2006 that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in a legal action in Finland whereby it sued a Finish company for trademark infringement.  The Company won the initial case, but has subsequently lost on appeal.  The Company is currently appealing the latest court decision.  The outcome of the appeal is unknown and any potential loss can not be estimated at this time, however, the potential judgment or settlement resulting from this case could have a material impact on the financial position or results of operations of the Company.  There are no other legal actions arising in the normal course of business that management is of the opinion that any judgment or settlement resulting from pending or threatened litigation would not have a material adverse effect on the financial position or results of operations of the Company.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Recent Sales of Unregistered Equity Securities

During the six months ended February 28, 2006, the Company did not sell any equity securities that were not registered under the Securities Act of 1933.

Small Business Issuer Purchases of Equity Securities

The Company did not purchase any shares of its common stock or other equity securities of the Company during the six months ended February 28, 2006.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company (Annual Meeting) was held on January 30, 2006.  The election of directors was voted on and approved by the Company’s stockholders at the Annual Meeting.  There were 3,589,993 shares of common stock entitled to vote at the meeting and a total of 3,261,211 shares or 90.84% were represented at the meeting.

The tabulation of votes is set forth as follows:

Proposal of the Election of Directors

		FOR	WITHHELD

Chenu	Pierre	3,252,531	8,680
Lynch	G. Patrick	3,252,731	8,480
Kubik	Donald	3,252,831	8,380
Stone	Mark	3,252,831	8,380
Lee	Sunggyu	3,247,331	13,880
Narayan	Ramani	3,247,331	13,880
Mayers	Mark	3,252,831	8,380
Kallmeyer	Vera	3,252,831	8,380
Coulombe	Jean-Guy	3,252,831	8,380

Approve of Virchow Krause & Company LLP as Independent Auditors

	FOR	AGAINST

Shares Voted	3,245,342	8,284

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

          The following exhibits are being filed or furnished with this quarterly report on Form 10-QSB:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

Date: April 14, 2006	Matthew C. Wolsfeld, CPA
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized to Sign on Behalf of the Registrant)