Form 10QSB
period 2006-05-31
NORTHERN TECHNOLOGIES INTERNATIONAL CORP
filed 2006-07-14
CIK 875582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10-QSB

(Mark one)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

May 31, 2006

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

Yes ☒	No ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2) of the Exchange Act).

Yes ☐	No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of July 14, 2006

Common Stock, $0.02 par value	3,610,993

Transitional Small Business Disclosure Format (check one):  Yes   ☐  No   ☒

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

FORM 10-QSB
May 31, 2006

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
CONSOLIDATED BALANCE SHEETS (Unaudited)
as of MAY 31, 2006 and AUGUST 31, 2005

	May 31, 2006	August 31, 2005

	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$577,683	$327,458
Receivables:
Trade excluding corporate joint ventures, less allowance for doubtful accounts of $8,792 and $13,085 at May 31, 2006 and August 31, 2005	2,258,821	1,990,589
Trade corporate joint ventures	405,909	450,843
Technical and other services, corporate joint ventures	1,130,639	1,093,688
Income taxes	542,210	517,019
Inventories	1,292,232	1,547,769
Prepaid expenses	286,018	149,638
Deferred income taxes	27,088	27,088

Total current assets	6,520,600	6,104,092

PROPERTY AND EQUIPMENT, net	2,164,848	720,641

OTHER ASSETS:
Investments in corporate joint ventures:
Industrial chemical	9,894,889	8,296,390
Industrial non-chemical	375,208	325,971
Deferred income taxes	497,197	497,197
Notes receivable and foreign deposit	1,138,953	1,522,922
Note from employee	63,185	82,116
Industrial patents and trademarks, net	1,058,558	1,060,217
Goodwill	304,000	304,000
Other	363,869	383,267

	13,695,859	12,472,080

	$22,381,307	$19,296,818

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,305,809	$1,284,784
Bank overdrafts	146,225	—
Borrowings made on line of credit	848,000	1,000,000
Note payable	—	554,870
Current portion of term loan	25,000	—
Accrued liabilities:
Payroll and related benefits	795,779	265,174
Deferred joint venture royalties	72,000	74,702
Other	72,544	226,869

Total current liabilities	3,265,357	3,406,399

TERM LOAN, NET OF CURRENT PORTION	1,250,000	—
DEFERRED GROSS PROFIT	—	30,000
MINORITY INTEREST	77,570	67,538

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value; authorized 10,000 shares; none issued & outstanding	—	—
Common stock, $0.02 par value per share; authorized 10,000,000 shares; issued & outstanding 3,610,993 and 3,589,993, respectively	72,220	71,800
Additional paid-in capital	4,235,015	4,140,095
Retained earnings	12,733,184	11,176,509
Accumulated other comprehensive income	747,961	434,477

Total stockholders’ equity	17,788,380	15,822,881

	$22,381,307	$19,296,818

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES -
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
THREE AND NINE MONTHS ENDED MAY 31, 2006 AND MAY 31, 2005

	Three Months Ended		Nine Months Ended

	May 31, 2006	May 31, 2005	May 31, 2006	May 31, 2005

NORTH AMERICAN OPERATIONS:
Sales	$4,320,371	$3,680,263	$12,499,693	$10,990,831
Cost of goods sold	2,759,360	2,185,636	7,803,716	6,533,684

Gross profit	1,561,011	1,494,627	4,695,977	4,457,147

Operating expenses:
Selling	871,828	781,454	2,444,017	2,114,805
General and administrative	638,484	344,167	1,888,954	1,822,761
Lab and technical support	65,411	151,725	213,837	555,332

	1,575,723	1,277,346	4,546,808	4,492,898

NORTH AMERICAN OPERATING (LOSS) INCOME	(14,712)	217,281	149,169	(35,751)

CORPORATE JOINT VENTURES AND HOLDING COMPANIES:
Equity in income of industrial chemical corporate joint ventures and holding companies	793,378	590,899	2,084,042	1,459,451
Equity in income of industrial non-chemical corporate joint ventures and holding companies	8,908	19,556	33,570	35,705
Fees for technical support and other services provided to corporate joint ventures	1,123,978	824,844	3,258,027	2,829,115
Expenses incurred in support of corporate joint ventures	(1,204,929)	(1,240,560)	(3,661,459)	(3,739,934)

INCOME FROM ALL CORPORATE JOINT VENTURES AND HOLDING COMPANIES	721,335	194,739	1,714,180	584,337
INTEREST INCOME	2,129	1,491	30,108	47,139
INTEREST EXPENSE	(19,886)	(9,949)	(55,392)	(13,263)
MINORITY INTEREST	(903)	9,053	(8,389)	3,789

INCOME BEFORE INCOME TAX EXPENSE	687,963	412,615	1,829,676	586,251
INCOME TAX (BENEFIT) EXPENSE	(30,000)	39,000	273,000	27,000

NET INCOME	$717,963	$373,615	$1,556,676	$559,251

NET INCOME PER COMMON SHARE:
Basic	$0.20	$0.10	$0.43	$0.16

Diluted	$0.20	$0.10	$0.43	$0.16

WEIGHTED AVERAGE COMMON SHARES ASSUMED OUTSTANDING:
Basic	3,610,993	3,582,036	3,599,677	3,585,007
Diluted	3,638,795	3,590,924	3,625,061	3,599,667
DIVIDENDS PER COMMON SHARE	—	—	—	$0.07

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES -
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
NINE MONTHS ENDED MAY 31, 2006 and MAY 31, 2005

	Nine Months Ended

	May 31, 2006	May 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,556,676	$559,251
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation expense	148,273	156,571
Amortization expense	121,694	40,369
Minority interest expense (income)	8,389	(3,789)
Equity in (income) loss from corporate joint ventures:
Industrial chemical	(2,083,986)	(1,459,451)
Industrial non-chemical	(33,570)	(35,705)
Deferred gross profit	—	(10,000)
Deferred joint venture royalties	(2,702)	29,027
Change in current assets and liabilities:
Receivables:
Trade excluding corporate joint ventures	(268,232)	(220,675)
Trade corporate joint ventures	44,934	29,175
Technical and other services receivables, corporate joint ventures	(36,951)	159,764
Income taxes	(25,191)	66,311
Inventories	255,537	(217,203)
Prepaid expenses and other	(134,737)	(16,381)
Employee note receivable	18,931	19,119
Accounts payable	21,025	273,717
Accrued liabilities	376,280	(267,557)

Net cash used in operating activities	(33,630)	(897,456)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in corporate joint ventures	—	(80,591)
Dividends received from corporate joint ventures	783,304	956,976
Goodwill	—	(31,000)
Loans made	(20,029)	(806,383)
Cash received on loans	403,998	205,346
Additions to property and equipment	(1,592,476)	(138,080)
(Increase) Decrease in other assets	19,398	(9,691)
Disposal of industrial patents	16,374
Additions to industrial patents	(136,409)	(80,908)

Net cash (used in) provided by investing activities	(525,840)	15,669
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	—	(250,739)
Bank overdrafts	146,225
Net borrowings (repayments) on line of credit	(152,000)	1,000,000
Borrowing on term loan	1,275,000
Repayment of note payable	(554,870)	—
Proceeds from exercise of stock options	95,340	16,680

Net cash provided by financing activities	809,695	765,941

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	250,225	(115,846)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	327,458	662,038

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$577,683	$546,192

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES -
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.          INTERIM FINANCIAL INFORMATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all necessary adjustments, which are of a normal recurring nature, and present fairly the consolidated financial position of Northern Technologies International Corporation and its subsidiaries (the Company) as of May 31, 2006 and the results of their operations for the three and nine months ended May 31, 2006 and May 31, 2005 and their cash flows for the nine months ended May 31, 2006 and May 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s annual report on Form 10-KSB for the fiscal year ended August 31, 2005 and with the Management’s Discussion and Analysis or Plan of Operation section appearing in this quarterly report.  Operating results for the three and nine months ended May 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2006.

Certain fiscal 2005 amounts have been reclassified to conform to fiscal year 2006 presentations.  These reclassifications had no effect on stockholders’ equity or net income, as previously reported.

2.          RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Adoption of Accounting Pronouncement – FIN 46R

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”.  In December 2003, the FASB issued FIN 46R, “Consolidation of Variable Interest Entities, a revision of FIN 46” which addresses consolidation by business enterprises where equity investors do not bear the residual economic risks and rewards.  The provisions of FIN 46R were effective for interests in variable interest entities (VIE) for the Company for all periods presented.

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

3.          STOCK-BASED COMPENSATION

In accordance with Accounting Principles Board (APB) Opinion No. 25 and related interpretations, the Company uses the intrinsic value-based method for measuring stock-based compensation cost, which measures compensation cost as the excess, if any, of quoted market price of the Company’s common stock at the grant date over the amount the employee must pay for the stock.  The Company’s general policy is to grant stock options at fair value at the date of grant. The Company did not recognize any expense in the financial statements as all options granted by the Company were issued at fair market value.  Options and warrants issued to non-employees are recorded at fair value, as required by EITF 96-18, using the Black-Scholes pricing method.

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

 The Company has adopted the disclosure-only provisions of SFAS No. 148, Accounting for Stock-Based Compensation.  Accordingly, no compensation cost has been recognized with respect to stock options granted by the Company.  Had compensation cost for stock options been determined based on the fair value methodology prescribed by SFAS 123, the Company’s net income and net income per common share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended		Nine Months Ended

	May 31, 2006	May 31, 2005	May 31, 2006	May 31, 2005

Net income:
As reported	$717,963	$373,615	$1,556,676	$559,251
Pro forma	$717,963	$370,108	$1,521,043	$548,729
Basic net income per common share
As reported	$0.20	$0.10	$0.43	$0.16
Pro forma	$0.20	$0.10	$0.42	$0.15
Diluted net income per share
As reported	$0.20	$0.10	$0.43	$0.16
Pro forma	$0.20	$0.10	$0.42	$0.15
Stock-based compensation, net:
As reported	$0	$0	$0	$0
Pro forma	$0	$3,507	$35,633	$10,521

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

The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions and results for the grants:

	May 31, 2006	May 31, 2005

Dividend yield	2.00%	2.00%
Expected volatility	42.8%	43.3%
Expected life of option	5 years	5 years
Average risk-free interest rate	4.45%	3.43%

In December 2004, FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, that focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”

Beginning with the Company’s fiscal quarter that begins September 1, 2006, the Company will be required to expense the fair value of employee stock options and similar awards.  As a public company, the Company is allowed to select from two alternative transition methods, each having different reporting implications.  The anticipated impact of SFAS No. 123R on the Company’s consolidated operating results has not been determined at this time.

4.          INVENTORIES

Inventories consisted of the following:

	May 31, 2006	August 31, 2005

Production materials	$291,169	$211,713
Finished goods	1,001,063	1,336,056

	$1,292,232	$1,547,769

5.         PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	May 31, 2006	August 31, 2005

Land	$29,097	$29,097
Buildings and improvements	2,348,533	804,734
Machinery and equipment	779,624	730,943

	3,157,254	1,564,778
Less accumulated depreciation	(992,406)	(844,133)

	$2,164,848	$720,641

6.          INDUSTRIAL PATENTS AND TRADEMARKS, NET

Industrial patents and trademarks, net consisted of the following:

	May 31, 2006	August 31, 2005

Patents and trademarks	$1,302,125	$1,182,089
Less accumulated amortization	(243,567)	(121,872)

	$1,058,558	$1,060,217

7.          NOTES RECEIVABLE AND FOREIGN DEPOSITS

Notes receivable and foreign deposits consisted of the following:

	May 31, 2006	August 31, 2005

Notes receivable from corporate joint venture partners	$51,710	$50,000
Notes receivable from other sources	641,774	1,027,453
Foreign deposits	445,469	445,469

	$1,138,953	$1,522,922

8.          INVESTMENTS IN CORPORATE JOINT VENTURES

Composite financial information from the financial statements of the Company’s joint ventures carried on the equity basis is summarized as follows:

	May 31, 2006	August 31, 2005

Current assets	$32,168,174	$27,305,426
Total assets	38,651,384	33,839,267
Current liabilities	13,629,511	13,388,740
Noncurrent liabilities	2,929,198	2,249,904
Joint ventures’ equity	22,092,616	18,198,864
Northern Technologies International Corporation’s share of Corporate Joint Ventures’ equity	$10,270,097	$8,622,361

	Nine Months Ended

	May 31, 2006	May 31, 2005

Net sales	$51,278,645	$43,082,226
Gross profit	23,901,140	20,621,346
Net income	4,351,355	3,064,050
Northern Technologies International Corporation’s share of equity in income of Corporate Joint Ventures	$2,117,612	$1,495,156

During the nine months ended May 31, 2006, the Company did not make any new investments in corporate joint ventures.

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

The Company tests goodwill annually for impairment and in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired.  Goodwill at May 31, 2006 and August 31, 2005 was $304,000.

10.          CORPORATE DEBT

The Company has a revolving credit facility that expires on January 31, 2007. Outstanding amounts under the revolving credit facility bear interest at an annual rate based on LIBOR plus 2.25%.  As of May 31, 2006, the interest rate was 7.33%.  Amounts borrowed under the facility are collateralized by a lien on substantially all of the Company’s assets, excluding its corporate joint venture interests and intellectual property rights.  The credit documents contain other terms and provisions (including representations, covenants and conditions) customary for transactions of this type. Significant financial covenants include the maintenance of a minimum fixed charge coverage ratio of 1.0 to 1.0.  The Company is in compliance with all covenants under the revolving credit facility.  Outstanding balances were $848,000 and $1,000,000 as of May 31, 2006 and August 31, 2005, respectively.

The Company has a term loan that in the principal amount of $1,275,000 that matures on May 3, 2011, bears interest at a fixed rate of 8.01% and is payable in 59 monthly payments equal to approximately $10,776.50 (inclusive of principal and interest) commencing June 1, 2006.  All of the remaining unpaid principal and accrued interest is due and payable on the maturity date.  The Note is secured by a first lien on the New Facility pursuant to a Mortgage dated as of May 3, 2006 between the Exchange Company and National City Bank and is guaranteed by the Company.

11.          STOCKHOLDERS’ EQUITY

During the nine months ended May 31, 2006, the Company did not purchase or retire any shares of common stock.  The following stock options to purchase shares of common stock were exercised:

Options Exercised	Exercise Price

16,000	$4.56
1,000	$5.70
2,000	$5.00
2,000	$3.34

The Company did not acquire or retire any shares of common stock during the nine months ended May 31, 2005 and no stock options were exercised.

12.          SUPPLEMENTAL CASH FLOW INFORMATION

On November 12, 2004, the Company’s Board of Directors declared a cash dividend of $0.07 per share that totaled $250,739 and was paid on December 17, 2004 to shareholders of record on December 3, 2004.  No dividend was declared or paid during the nine months ended May 31, 2006.

13.          TOTAL COMPREHENSIVE INCOME (LOSS)

The Company’s total comprehensive income (loss) was as follows:

	Three Months Ended		Nine Months Ended

	May 31, 2006	May 31, 2005	May 31, 2006	May 31, 2005

Net income	$717,963	$373,615	$1,556,676	$559,251
Other comprehensive income – foreign currency translation adjustment	501,810	(451,341)	313,484	137,221

Total comprehensive income (loss)	$1,219,773	$(77,726)	$1,870,160	$696,472

14.          NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding.  Diluted net income per share assumes the exercise of stock options using the treasury stock method, if dilutive.

No shares were excluded from the computation of common share equivalents as of May 31, 2006, as all stock option exercise prices were less than the average market price during the quarter of a share of common stock.  Options to purchase 2,000, 1,000 and 3,000 shares of common stock with exercise prices of $6.75, $5.50 and $6.15, respectively, were outstanding as of May 31, 2005, but were excluded from the computation of common share equivalents, because their exercise prices were greater than the average market price during the quarter of a share of common stock.

15.          STOCK-BASED COMPENSATION

The Company has one stock-based compensation plan, the 2000 Stock Incentive Plan (the Plan).  The Company’s Board of Directors and stockholders approved the Plan and the Compensation Committee of the Board of Directors administers the distribution of options under the Plan.  Under the Plan, incentive stock options and nonqualified stock options could be granted to directors, officers, non-officer employees, and independent consultants of the Company.  Options granted under the Plan generally have a term of five years and become exercisable over a three- or four-year period beginning on the one-year anniversary date of the grant.  Options are granted at per share exercise prices equal to the market value of the Company’s common stock on the date of grant.

The following table summarizes information about stock options outstanding and exercisable at May 31, 2006:

Option Grant Date	Per Share Exercise Prices	Remaining Contractual Life	Number of Options Outstanding (#)	Number of Options Exercisable (#)

9/1/2001	$5.00	0.3	2,000	2,000
2/15/2002	$4.56	0.7	22,000	22,000
9/1/2002	$3.34	1.3	2,000	2,000
9/1/2003	$5.30	2.3	6,000	4,002
9/1/2004	$5.25	3.3	8,000	2,668
11/12/04	$6.15	3.5	3,000	1,000
7/29/05	$5.96	4.2	334	0
9/1/05	$5.75	4.3	14,000	0
11/4/05	$5.38	4.4	56,000	0

			113,334	33,670

16.          SEGMENT INFORMATION

Net sales by geographic location as a percentage of total net sales were as follows:

	May 31, 2006	May 31, 2005

Inside the U.S.A. to unaffiliated customers	82.0%	78.6%
Outside the U.S.A. to:
Corporate Joint Ventures in which the Company is a shareholder directly and indirectly	8.4%	9.7%
Unaffiliated customers	9.6%	11.7%

	100%	100%

One of the Company’s customers accounted for approximately 29.2% and 28.3% of the Company’s net sales for the nine months ended May 31, 2006 and 2005, respectively, and $637,151 and $341,510 of the Company’s receivables at May 31, 2006 and 2005, respectively.

17.          RETIREMENT PLAN AND EMPLOYEE STOCK PURCHASE PLAN

The Company has a 401(k) employee savings plan.  Employees who meet certain age and service requirements may elect to contribute up to 15% of their salaries to the saving plan.  The Company contributes the lesser of 50% of the participant’s contributions or 3.5% of the employee’s salary.  The Company recognized expense for the savings plan of $25,681 and $72,121 for the three and nine months ended May 31, 2006 and of $18,442 and $55,935 for the three and nine months ended May 31, 2005.

18.          RELATED PARTY TRANSACTIONS

On May 18, 2006, the Company and Emeritushnic Facilities Company, Inc. (“EFC”), an entity owned by the Company’s former Chairman of the Board and Chief Executive Officer and current Chairman Emeritus, Philip M. Lynch, and certain of his family members, excluding Patrick G. Lynch, the Company’s current President and Chief Executive Officer, entered into a Consulting Agreement, effective as of May 1, 2006.  Pursuant to the Consulting Agreement, the Company has engaged EFC to perform certain consulting services to the Company, including maintaining communications and relations between the Company and its joint venture partners.  In consideration for such services, the Company paid EFC monthly consulting fees totaling $25,000 for the three months ended May 31, 2006 and reimbursed EFC for out-of-pocket expenses reasonably incurred in the course of providing such services in an aggregate amount of $22,854 for the three months ended May 31, 2006.  The Consulting Agreement calls for fees of $25,000 per month and up to $180,000 in expense reimbursement in a given fiscal year.  Additionally, it may be terminated by either party for any reason upon at least 90 days prior written notice to the other party and may be terminated upon the occurrence of other certain events, as set forth in the Consulting Agreement.  The Consulting Agreement also contains other standard and customary terms, including provisions regarding confidentiality, non-competition and non-solicitation.

On May 1, 2006, the Company and Inter Alia Holding Co. (“Inter Alia”) entered into a termination agreement pursuant to which they agreed to mutually terminate that certain Manufacturer’s Representative Agreement dated as of October 1, 1976 and as subsequently amended thereafter.  Inter Alia beneficially owns approximately 25.4% of the Company’s outstanding common stock, and Philip M. Lynch, the Company’s former Chairman of the Board and Chief Executive Officer and current Chairman Emeritus, and Patrick G. Lynch, the Company’s current President and Chief Executive Officer, are shareholders of Inter Alia.  Prior to terminating the agreement, the Company reimbursed Inter Alia for travel and related expenses in the aggregate amount of $80,000 and $320,000 for the three and nine months ended May 31, 2006 and $198,817 and $470,813 for the three and nine months ended May 31, 2005, respectively.  The Company paid Inter Alia commissions on royalties paid by corporate joint ventures and net proceeds of sales of the Company’s products of approximately $0 and $65,001 for the three and nine months ended May 31, 2006, and approximately $3,250 and $88,558 for the three and nine months ended May 31, 2005, respectively.  In addition, the Company paid health insurance premiums of $0 and $6,623 for the three and nine months ended May 31, 2006 and $3,934 and $12,914 for the three and nine months ended May 31, 2005, respectively, related to policies that insure Philip M. Lynch, the Company’s former Chairman of the Board and Chief Executive Officer and current Chairman Emeritus.

The Company made consulting payments to Dr. Ramani Narayan, a director of the Company, of $25,000 on each of September 9, 2004, December 2, 2004, July 7, 2005, June 14, 2005, November 8, 2005, February 1, 2006 and May 1, 2006.  The consulting services rendered by Dr. Narayan related to research and development associated with various new technologies.

The Company made a consulting payment to Dr. Sunggyu Lee, a director of the Company, of $50,000 on each of February 2, 2005 and June 6, 2005 and $25,000 on each of November 8, 2005, February 1, 2006 and May 1, 2006.  The consulting services rendered by Dr. Lee related to research and development associated with various new technologies.

The Company pays rent for its Beachwood office and lab location to a related party.  See Note 20.

19.          INCOME TAXES

Reconciliations of the expected federal income tax at the statutory rate with the provisions for income taxes for the nine months ended May 31 are as follows:

	May 31, 2006	May 31, 2005

Tax computed at statutory rates	$615,000	$194,000
Tax effect on equity in income of international joint ventures	(712,000)	(504,000)
Tax effect on dividends received from corporate joint ventures	263,000	325,000
Other	107,000	12,000

	$273,000	$27,000

20.          COMMITMENTS AND CONTINGENCIES

The Company is involved in a legal action in Finland whereby the Company sued a Finish company for trademark infringement.  The Company won the initial case, but has subsequently lost on appeal.  The Company is currently appealing the latest court decision.  The outcome of the appeal is unknown and any potential loss can not be estimated at this time; however, the potential judgment or settlement resulting from the case could have a material impact on the financial position or results of operations of the Company.  The Company has put up a deposit of $445,469 that is being held by the courts in Finland against the defendants product that was seized as contraband pending the outcome of the lawsuit.  There are no other legal actions arising in the ordinary course of business that management is of the opinion that any judgment or settlement therefrom would have a material adverse effect on the financial position or results of operations of the Company.

In fiscal 1999, a subsidiary of the Company, NTI Facilities, Inc., acquired a one-third ownership of Omni-Northern Ltd., an Ohio limited liability company to entering into a lease agreement with Omni-Northern Ltd. for approximately 50% of the net rental space in a building owned by Omni-Northern Ltd.  Omni-Northern Ltd. owns and operates a rental property located at 23205 Mercantile Road, Beachwood, Ohio, comprising approximately two acres of land and a building of approximately 34,000 square feet.  NTI Facilities consolidates its ownership in Omni-Northern LTD utilizing the equity method of consolidation.    The property has an approximate value of $2,205,000, based upon the cash-to-mortgage acquisition price of the property paid in fiscal 2000.  The Company has guaranteed up to $329,082 of the Omni-Northern Ltd.’s $1,970,552 mortgage obligation with National City Bank, Cleveland, Ohio.  NTI Facilities, Inc. entered into a 15-year lease agreement with Omni-Northern Ltd. for approximately 17,000 square feet of office, manufacturing, laboratory and warehouse space, requiring monthly rental payments of $17,500, which are adjusted annually according to the annual consumer price index through November 2014.  By its ownership in Omni-Northern Ltd., NTI Facilities Inc. is entitled to one-third of the operating results of Omni-Northern Ltd.  Omni-Northern has leased the remaining 50% of the net rental space to other third parties.

The Company loaned Plastitech Ltd. $560,486 and Jose-Louis Turullols $69,274 during fiscal 2005.  These loans bear interest at the rate of seven and one half percent (7.5%) per annum.  The entire principal balance of these loans and all accrued interest thereon will be due in full on January 1, 2007.  These loans are secured with shares of common stock of Stratek Plastics Ltd., representing approximately 3.9% of each borrower’s ownership interest in Stratek Plastics Ltd.

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

On May 3, 2006, the Company completed the first step in its purchase of certain real estate and a 40,000 square feet building on such real estate for a new corporate headquarters located in Circle Pines, Minnesota. The Company entered into a Purchase Agreement in June 2005 with Circle Pines Mainstreet II, LLC pursuant to which the Company agreed to purchase the real estate.  The Company decided to structure the real estate purchase and its expected sale of its current corporate headquarters in such a manner so as to qualify as a like-kind exchange within the meaning of Section 1031 of the Internal Revenue Code of 1986, as amended.  To facilitate the Code Section 1031 like-kind exchange, the Company entered into a Qualified Exchange Accommodation Agreement on May 3, 2006 with Northern Technologies Holding Company, LLC, a Minnesota limited liability company owned by First American Exchange Company, LLC, which is acting as a qualified intermediary within the meaning of Code Section 1031.  Pursuant to the Exchange Agreement, the Company assigned its rights, but not its obligations, in the Purchase Agreement to the Exchange Company and the Exchange Company agreed to borrow monies to purchase the New Facility and then lease the New Facility to the Company.  Upon the Company’s sale of its current corporate headquarters to a third party, with First American Exchange Company acting as intermediary, the Exchange Company will sell the New Facility to the Company, and the Company will assume the loan incurred by the Exchange Company to finance the purchase of the New Facility.  The purchase price of the New Facility was $1,475,000 and was financed with the net proceeds of a secured term loan in the principal amount of $1,275,000 provided to the Exchange Company by National City Bank and guaranteed by the Company and cash provided to the Exchange Company from the Company pursuant to an interest-free promissory note and mortgage. On May 3, 2006, the Exchange Company issued to National City Bank a secured term note in the principal amount of $1,275,000 that matures on May 3, 2011, bears interest at a fixed rate of 8.01% and is payable in 59 monthly payments equal to approximately $10,776.50 (inclusive of principal and interest) commencing June 1, 2006.  All of the remaining unpaid principal and accrued interest is due and payable on the maturity date.  The Note is secured by a first lien on the New Facility pursuant to a Mortgage dated as of May 3, 2006 between the Exchange Company and National City Bank and is guaranteed by the Company.

On June 2, 2006, the Company entered into a Purchase and Sale Agreement with Underground Properties, LLC pursuant to which the Company agreed to sell the real property and building in which the Company’s current corporate headquarters is located for a purchase price of $870,000.  The Company currently expects to close the sale of its current corporate headquarters pursuant the Purchase and Sale Agreement in September 2006.The net book value of the building held for sale is $90,615 as of May 31, 2006.  No assurance can be given that this transaction will take place as planned.

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

Overview

The Company focuses on developing, marketing and selling proprietary environmentally responsible materials science based products and technical services in over 50 countries worldwide directly, through independent distributors and sales representatives and via a network of joint ventures.  The Company manufactures, markets and sells primarily rust and corrosion inhibiting products and services for automotive, electronics, electrical, mechanical and military applications, sold under the brand names ZERUST® and EXCOR®.  The Company also offers direct, worldwide on-site technical support on rust and corrosion issues.  In North America, the Company markets its technical service and ZERUST® products principally to industrial users by a direct sales force and through a network of independent distributors and sales representatives.  The Company’s technical service representatives work directly with the end users of the Company’s products to analyze their specific needs and develop systems to meet their technical requirements.

The Company participates, either directly or indirectly through holding companies, in numerous corporate joint venture arrangements in North America, South America, Europe, Asia, and the Middle East.  Each of these joint ventures manufactures, markets and sells finished products generally in the countries to which it is assigned.  The Company’s joint venture partners are knowledgeable in the applicable environmental, labor, tax and other requisite laws and regulations of the respective foreign countries in which they operate, as well as the local customs and business practices. While most of the Company’s joint ventures currently only sell rust and corrosion inhibiting products and custom packaging systems, the Company also has joint ventures that manufacture, market and sell bio-based additives with both industrial and personal care applications, and electronic sensing instruments.

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

The Company’s net sales increased 17.4% and 13.7% during the three and nine months ended May 31, 2006, respectively, as compared to the same respective periods in fiscal 2005 primarily as a result of the increase in demand of Zerust® products and of React-NTI products to new and existing customers in North America.  Net sales of Zerust® products increased $1,007,675 to $8,869,216 and net sales of React-NTI products increased $501,187 to $3,630,477 for the nine months ended May 31, 2006 as compared to the same period in fiscal 2005.

Cost of sales as a percentage of net sales increased to 63.9% and 62.4% during the three and nine months ended May 31, 2006, respectively, as compared to 59.4% and 59.5% during the same respective periods in fiscal 2005, primarily as a result of an increase in raw material prices.

Total net sales of all of the Company’s joint ventures increased 19.0% to $51,278,645 during the nine months ended May 31, 2006 as compared to $43,082,226 during the same period in fiscal 2005 due to an increase in demand for product.  The Company receives fees for technical and other support services it provides to its joint ventures based on the revenues of the individual joint ventures.  The Company recognized a 15.2% increase in fee income for such technical and support services during the nine months ended May 31, 2006 as compared to the same period in fiscal 2006 due to the increase in total net sales of the joint ventures.  The Company incurs direct expenses related to its corporate joint ventures and holding companies.  Such expenses include consulting, travel, technical and marketing services to existing joint ventures, legal fees incurred in the establishment of new joint ventures, registration and promotion and legal defense of worldwide trademarks, and legal fees incurred in connection with the filing of patent applications.  The Company incurred decreased direct joint venture expenses during the nine months ended May 31, 2006 compared to the same period in fiscal 2005, primarily as a result of decreases in travel and external consulting services.

The Company’s working capital was $3,255,243 at May 31, 2006, including $577,683 in cash and cash equivalents.  Outstanding amounts under the Company’s revolving credit facility as of May 31, 2006 and August 31, 2005 were $848,000 and $1,000,000, respectively.

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

Results of Operations

The following table sets forth our results of operations for the three months ended May 31, 2006 and 2005.

	May 31, 2006	% of Net Sales	May 31, 2005	% of Net Sales	$ Change	% Change

Net sales	$4,320,371	100%	$3,680,263	100.0%	$640,108	17.4%
Cost of goods sold	2,759,360	63.9%	2,185,636	59.4%	573,724	26.3%
Selling expenses	871,828	20.2%	781,454	21.2%	90,374	11.6
General and administrative expenses	638,484	14.8%	344,167	9.4%	294,317	85.5%
Lab and technical support expenses	65,411	1.5%	151,725	4.1%	(86,314)	(56.9)%

The following table sets forth our year-to-date results of operations for the nine months ended May 31, 2006 and 2005.

	May 31, 2006	% of Net Sales	May 31, 2005	% of Net Sales	$ Change	% Change

Net sales	$12,499,693	100%	$10,990,831	100%	$1,508,862	13.7%
Cost of goods sold	7,803,716	62.4%	6,533,684	59.5%	1,270,032	19.4%
Selling expenses	2,444,017	19.6%	2,114,805	19.2%	329,212	15.6%
General and administrative expenses	1,888,954	15.1%	1,822,761	16.6%	66,193	3.6%
Lab and technical support expenses	213,837	1.7%	555,332	5.1%	(341,495)	(61.5)%

Net Sales and Cost of Sales.  The Company’s net sales originating in the United States increased during the three and nine months ended May 31, 2006 compared to the same respective periods in fiscal 2005 primarily as a result of an increase in the demand for Zerust® products sold to existing customers and an increase in the demand for React-NTI products sold to an existing customer in North America.  Cost of sales increased as a percentage of net sales for the three and nine months ended May 31, 2006 compared to the same respective periods in fiscal 2005 primarily as a result of increase in petroleum based raw material prices.

Selling Expenses.  The Company’s selling expenses increased for the nine months ended May 31, 2006 compared the same period in fiscal 2005 primarily as a result of increases in (i) consulting expense of $120,000, (ii) marketing expense of $111,000, (iii) employee benefits of $19,000, (iv) telecommunications expense of $19,000, (v) auto expense of $17,000 and (vi) expense related to the sale of React products of $60,000.  These increases were partially offset by decreases in (i) travel expenses of $21,000, and (ii) commissions to salespeople and manufacturer’s representatives totaling $100,000.  The Company’s selling expenses increased for the three months ended May 31, 2006 compared the same period in fiscal 2005 primarily as a result of the same increases in expenses, as proportionately adjusted.  Selling expenses as a percentage of net sales increased slightly for the nine months ended May 31, 2006 compared to same period in fiscal 2005, but decreased for the three months ended May 31, 2006 compared to the same period in fiscal 2005.

General and Administrative Expenses.  The Company’s general and administrative expenses increased for the nine months ended May 31, 2006 compared to same period in fiscal 2005 primarily as a result of increases in (i) audit and tax fees of $85,000, (ii) insurance expense of $112,000, (iii) management bonus of $105,000, (iv) travel expense of $66,000.  These increases were partially offset by decreases in (i) legal expense of $131,000 and (ii) directors’ fees and expenses of $94,000.  The Company’s general and administrative expenses significantly increased for the three months ended May 31, 2006 compared to same period in fiscal 2005.  The increase in general and administrative expenses for the three months ended May 31, 2006 compared to the same period in fiscal 2005 is disproportionately larger than the increases in general and administrative expenses for the nine months ended May 31, 2006 compared to the same period in fiscal 2005 due primarily to the reversal of an accrual for management bonuses in the three months ended May 31, 2005.  The bonus was reversed due to poor anticipated earnings for fiscal 2005 compared to budget.  As a percentage of net sales, general and administrative expenses decreased slightly for the nine months ended May 31, 2006 compared to same period in fiscal 2005, but increased for the three months ended May 31, 2006 compared to the same period in fiscal 2005, primarily as a result of the changes in spending as described above.

Lab and Technical Support Expenses.  The Company’s lab and technical support expenses decreased for the nine months ended May 31, 2006 compared to the same period in fiscal 2005 primarily due to the transfer of employees from the lab and technical support area to research and development associated with corporate joint venture support, which decreased lab and technical support expenses by $360,000.  The Company’s lab and technical support expenses decreased for the three months ended May 31, 2006 compared to the same period in fiscal 2005 primarily due to the proportional decrease in expenses for the nine months ended May 31, 2006 compared to the same period in fiscal 2005.  As a percentage of net sales, lab and technical support expenses decreased for the three and nine months ended May 31, 2006 compared to same respective periods in fiscal 2005 primarily as a result of the transfer of employees and decrease in spending as described above.

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

The Company had equity in income of industrial chemical and non-chemical corporate joint ventures and holding companies of $802,286 and $610,455 for the three months ended May 31, 2006 and 2005, respectively, and $2,117,612 and $1,495,156 for the nine months ended May 31, 2006 and 2005, respectively.  These increases in equity in income for both the three and nine month periods were due to the significant increases in profitability from the corporate joint ventures as a whole during the periods in fiscal 2006 compared to the respective periods in fiscal 2005.

The Company receives fees for technical and other support to the Company’s corporate joint ventures based on the revenues of the individual corporate joint ventures.  The Company recognized fee income for such support in the amounts of $1,123,978 and $824,884 for the three months ended May 31, 2006 and 2005, respectively, and $3,258,027 and $2,829,115 for the nine months ended May 31, 2006 and 2005, respectively.   These increases in fees for technical and other support to its corporate joint ventures for both the three and nine month periods were due to significant increases in revenues from the corporate joint ventures as a whole during the periods in fiscal 2006 compared to the respective periods in fiscal 2005.

The Company sponsors a worldwide corporate joint venture conference approximately every three to four years in which all of its corporate joint ventures are invited to participate.  The Company defers a portion of its technical and other support fees received from its corporate joint ventures in each accounting period leading up to the next conference, reflecting that the Company has not fully earned the payments received during that period.  The next corporate joint venture conference is scheduled to be held in 2008.  There was $72,000 of deferred income recorded within other accrued liabilities at May 31, 2006, related to this future conference.  The costs associated with these joint venture conferences are offset against the deferral as incurred, generally in the period in which the conference is held and immediately before.

The Company incurred direct expenses related to its corporate joint ventures and the holding companies of $1,204,929 and $3,661,459 for the three and nine months ended May 31, 2006, respectively, compared to $1,240,560 and $3,739,934 for the same respective periods in fiscal 2005.  These expenses include: product and business development, consulting, travel, technical and marketing services to existing joint ventures, legal fees regarding the establishment of new joint ventures, registration and promotion and legal defense of worldwide trademarks and legal fees incurred in the filing of patent applications for new technologies to which the Company acquired certain rights.  The decreases in direct expenses incurred relating to the Company’s corporate joint ventures and holding companies for the nine months ended May 31, 2006 compared to the same period in fiscal 2005 was attributable to decreases in (i) commissions paid to Inter Alia of $54,000, (ii) expense reimbursement to Inter Alia of $149,000, (iii) legal fees of $30,000, (iv) travel expenses of $90,000 and (v) consulting fees of $142,000.  These decreases were partially offset by increases in (i) expenses related to the transfer of employees from the lab and technical support area to research and development associated with corporate joint venture support of $360,000 and (ii) amortization expense of $81,000. As a percentage of net sales, direct expenses incurred relating to the Company’s corporate joint ventures and holding companies decreased for the three and ended May 31, 2006 compared to the same respective periods in fiscal 2005, primarily as a result of the changes in spending as described above.

Interest Income.  The Company’s interest income decreased to $30,108 for the nine months ended May 31, 2006 compared to $47,139 for the same period in fiscal 2005 due to a lower average invested cash balances during the most recent period.

Interest Expense.  The Company’s interest expense increased to $55,392 for the nine months ended May 31, 2006 compared to $13,263 for the same period in fiscal 2005 due to a higher average outstanding debt and an increase in interest rates during the most recent period.

Income Before Income Taxes.  Income before income taxes increased $1,243,425to $1,829,676 for the nine months ended May 31, 2006 compared to $586,251 for the same period in fiscal 2005.

Income Taxes. Income tax expense for the three and nine months ended May 31, 2006 and 2005 was calculated based on management’s estimate of the Company’s annual effective income tax rate.  The Company’s annual effective income tax rate for the nine months ended May 31, 2006 and 2005 is lower than the statutory rate primarily due to the Company’s equity in income of corporate joint ventures being recognized based on after-tax earnings of these entities.  To the extent joint ventures’ undistributed earnings are distributed to the Company, it is not expected to result in any material additional income tax liability after the application of foreign tax credits.

Liquidity and Capital Resources

Sources of Cash and Working Capital.  At May 31, 2006, the Company’s working capital was $3,255,243 with $577,683 in cash and cash equivalents, compared to working capital of $2,697,693, including $327,458 in cash and cash equivalents as of August 31, 2005.

The Company has a revolving credit facility that expires on January 31, 2007. Outstanding amounts under the revolving credit facility bear interest at an annual rate based on LIBOR plus 2.25%.  As of May 31, 2006, the interest rate was 7.33%.  Amounts borrowed under the facility are collateralized by a lien on substantially all of the Company’s assets, excluding its corporate joint venture interests and intellectual property rights.  The credit documents contain other terms and provisions (including representations, covenants and conditions) customary for transactions of this type. Significant financial covenants include minimum fixed charge coverage ratio of 1.0 to 1.0.  The Company is in compliance with all covenants under the revolving credit facility.  Outstanding balances under the revolving credit facility were $848,000 and $1,000,000 as of May 31, 2006 and August 31, 2005, respectively.

The Company believes that a combination of its existing cash and cash equivalents, plus funds available through existing or anticipated financing arrangements and forecasted cash flows, will continue to be adequate to meet its obligations for at least the next twelve months.  The Company anticipates borrowing to finance the building purchase and related capital expenditures.

Uses of Cash and Cash Flows.  Cash flows used in operations for the nine months ended May 31, 2006 was $33,629, which resulted principally from net income, depreciation and amortization expense, inventories and accrued liabilities being offset by equity income of corporate joint ventures, trade excluding corporate joint ventures and prepaid expenses.  Cash flows used in operations for the nine months ended May 31, 2005 was $897,456, which resulted principally from net income, depreciation and amortization expense, accounts payable and technical receivables from corporate joint ventures being offset by equity income of corporate joint ventures, trade excluding corporate joint ventures, inventories and accrued liabilities.

Net cash used in investing activities for the nine months ended May 31, 2006 was $525,840, which resulted from additions to property and equipment and industrial patents, offset by dividends received from corporate joint ventures and cash received on loans.  Net cash provided by investing activities for the nine months ended May 31, 2005 was $15,669, which resulted from dividends received from corporate joint ventures, offset by loans made, investments in corporate joint ventures and additions to property and equipment and industrial patents.

Net cash provided by financing activities for the nine months ended May 31, 2006 was $809,695, which resulted primarily from the borrowings on a term loan and bank overdrafts, offset by the payoff of the note payable and repayments on the line of credit.  Net cash provided by financing activities the nine months ended May 31, 2005 was $765,941, which resulted primarily from borrowing on the line of credit, partially offset by dividends paid to stockholders.

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

The Company loaned Plastitech Ltd. $560,486 and Jose-Louis Turullols $69,274 during fiscal 2005.  These loans bear interest at the rate of seven and one half percent (7.5%) per annum.  The entire principal balance of these loans and all accrued interest thereon will be due in full on January 1, 2007.  These loans are secured with shares of common stock of Stratek Plastics Ltd., representing approximately 3.9% of each borrower’s ownership interest in Stratek Plastics Ltd.

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

On May 3, 2006, the Company completed the first step in its purchase of certain real estate and a 40,000 square feet building on such real estate for a new corporate headquarters located in Circle Pines, Minnesota. The Company entered into a Purchase Agreement in June 2005 with Circle Pines Mainstreet II, LLC pursuant to which the Company agreed to purchase the real estate.  The Company decided to structure the real estate purchase and its expected sale of its current corporate headquarters in such a manner so as to qualify as a like-kind exchange within the meaning of Section 1031 of the Internal Revenue Code of 1986, as amended.  To facilitate the Code Section 1031 like-kind exchange, the Company entered into a Qualified Exchange Accommodation Agreement on May 3, 2006 with Northern Technologies Holding Company, LLC, a Minnesota limited liability company owned by First American Exchange Company, LLC, which is acting as a qualified intermediary within the meaning of Code Section 1031.  Pursuant to the Exchange Agreement, the Company assigned its rights, but not its obligations, in the Purchase Agreement to the Exchange Company and the Exchange Company agreed to borrow monies to purchase the New Facility and then lease the New Facility to the Company.  Upon the Company’s sale of its current corporate headquarters to a third party, with First American Exchange Company acting as intermediary, the Exchange Company will sell the New Facility to the Company, and the Company will assume the loan incurred by the Exchange Company to finance the purchase of the New Facility.  The purchase price of the New Facility was $1,475,000 and was financed with the net proceeds of a secured term loan in the principal amount of $1,275,000 provided to the Exchange Company by National City Bank and guaranteed by the Company and cash provided to the Exchange Company from NTIC pursuant to an interest-free promissory note and mortgage. On May 3, 2006, the Exchange Company issued to National City Bank a secured term note in the principal amount of $1,275,000 that matures on May 3, 2011, bears interest at a fixed rate of 8.01% and is payable in 59 monthly payments equal to approximately $10,776.50 (inclusive of principal and interest) commencing June 1, 2006.  All of the remaining unpaid principal and accrued interest is due and payable on the maturity date.  The Note is secured by a first lien on the New Facility pursuant to a Mortgage dated as of May 3, 2006 between the Exchange Company and National City Bank and is guaranteed by the Company.

On June 2, 2006, the Company entered into a Purchase and Sale Agreement with Underground Properties, LLC pursuant to which the Company agreed to sell the real property and building in which the Company’s current corporate headquarters is located for a purchase price of $870,000.  The Company currently expects to close the sale of its current corporate headquarters pursuant the Purchase and Sale Agreement in September 2006.

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

The Company’s revolving credit facility bears interest at a rate based on LIBOR and thus may subject the Company to some market risk on interest rates.  $848,000 was outstanding under this facility as of May 31, 2006.

Related Party Transactions

See note 18 to the Company’s consolidated financial statements for disclosure regarding related party transactions.

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

Investments in Corporate Joint Ventures

Investments in corporate joint ventures are accounted for using the equity method, except for React-NTI LLC which has been fully consolidated, for all periods presented due to the adoption of FIN 46R (See Note 2 to the Company’s consolidated financial statements).  Periodically, the Company evaluates the investments for any impairment and assesses the future cash flow projections to determine if there are any going concern issues.  If an investment were determined to be impaired, then a reserve would be created to reflect the impairment on the financial results of the Company.  The Company’s evaluation of its investments in corporate joint ventures requires the Company to make assumptions about future cash flows of its corporate joint ventures.  These assumptions require significant judgment and actual results may differ from assumed or estimated amounts.  The Company’s investments in corporate joint ventures were $10,270,097 and $8,622,361 as of May 31, 2006 and August 31, 2005, respectively.

Accounts and Notes Receivable

The Company values accounts and notes receivable, net of an allowance for doubtful accounts. Each quarter, the Company prepares an analysis of its ability to collect outstanding receivables that provides a basis for an allowance estimate for doubtful accounts.  In doing so, the Company evaluates the age of its receivables, past collection history, current financial conditions of key customers, and economic conditions. Based on this evaluation, the Company establishes a reserve for specific accounts and notes receivable that it believes are uncollectible, as well as an estimate of uncollectible receivables not specifically known.  A deterioration in the financial condition of any key customer or a significant slow down in the economy could have a material negative impact on the Company’s ability to collect a portion or all of the accounts and notes receivable. The Company believes that an analysis of historical trends and its current knowledge of potential collection problems provide the Company with sufficient information to establish a reasonable estimate for an allowance for doubtful accounts. However, since the Company cannot predict with certainty future changes in the financial stability of its customers, the Company’s actual future losses from uncollectible accounts may differ from its estimates. In the event the Company determined that a smaller or larger uncollectible accounts reserve is appropriate, the Company would record a credit or charge to selling expense in the period that it made such a determination. Accounts receivable have been reduced by an allowance for uncollectible accounts of $8,792 and $13,085 at May 31, 2006 and August 31, 2005, respectively.

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

Stock-Based Compensation

In accordance with Accounting Principles Board (APB) Opinion No. 25 and related interpretations, the Company uses the intrinsic value-based method for measuring stock-based compensation cost which measures compensation cost as the excess, if any, of quoted market price of the Company’s common stock at the grant date over the amount the employee must pay for the stock.  The Company’s general policy is to grant stock options at fair value at the date of grant. The Company did not recognize any expense in its consolidated financial statements as all option grants were made at fair market value.  Options and warrants issued to non-employees are recorded at fair value, as required by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”, using the Black-Scholes pricing method.

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.”  SFAS No. 148 is an amendment to SFAS No. 123 providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and also provides required additional disclosures about the method of accounting for stock-based employee compensation. The Company adopted the annual disclosure provision of SFAS No. 148 during the fiscal year ended August 31, 2004.  The Company chose not to adopt the voluntary change to the fair value based method of accounting for stock-based employee compensation, pursuant to SFAS No. 148.

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

In December 2004, FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, that focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  Beginning with the Company’s quarterly period that begins September 1, 2006, the Company will be required to expense the fair value of employee stock options and similar awards.  As a public company, the Company is allowed to select from two alternative transition methods, each having different reporting implications.  The impact of SFAS No. 123R on the Company’s consolidated financial statements has not been determined at this time.

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

Forward-looking statements involve risks and uncertainties.  These uncertainties include factors that affect all businesses as well as matters specific to the Company.  The Company cautions readers not to place undue reliance on any forward-looking statement that speaks only as of the date made and to recognize that forward-looking statements are predictions of future results, which may not occur as anticipated.  Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described below under the heading “Risk Factors,” as well as others that the Company may consider immaterial or does not anticipate at this time.  The risks and uncertainties described below under the heading “Risk Factors” are not exclusive and further information concerning the Company and its business, including factors that potentially could materially affect its financial results or condition, may emerge from time to time.  The Company assumes no obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.  The Company advises you, however, to consult any further disclosures it may make on related subjects in its future quarterly reports on Form 10-QSB and current reports on Form 8-K it files with or furnishes to the Securities and Exchange Commission.

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

The Company adopted accounting policy FIN 46R effective as of February 28, 2005.  As a result of FIN 46R, the Company consolidated React-NTI LLC, one of its corporate joint ventures that is 75% owned by the Company.  If the interpretation of FIN 46R were to change and the Company were required to fully consolidate all of its corporate joint ventures or if the Company’s corporate joint ventures otherwise would be required to comply with Section 404 of the Sarbanes-Oxley Act of 2002, the Company would incur significant additional costs.  The Company estimates that the costs for each of its corporate joint venture to become Section 404 of the Sarbanes-Oxley Act compliant would range between $150,000 to $500,000 and that annual maintenance expenses would range from $50,000 to $100,000 per year per corporate joint venture thereafter.  In addition, other accounting pronouncements issued in the future could have a material cost associated with the Company’s implementation of such new accounting pronouncements.

Two of the Company’s principal stockholders beneficially own 25.5% of the Company’s common stock and thus may be able influence to some extent matters requiring stockholder approval and could discourage the purchase of the Company’s outstanding shares at a premium.

As of January 15, 2006, G. Patrick Lynch, the Company’s President and Chief Executive Officer and a director, and Philip M. Lynch, the Company’s former Chairman of the Board and Chief Executive Officer and current Chairman Emeritus, beneficially owned approximately 25.5% of the Company’s outstanding common stock through Inter Alia (see Note 18 – Related Party Transactions).  As a result of Messrs. G.P. Lynch’s and P.M. Lynch’s share ownership and Mr. G.P. Lynch’s position as President and Chief Executive Officer and a director, they may be able to influence to some extent the affairs and actions of the Company, including matters requiring stockholder approval, such as the election of directors and approval of significant corporate transactions.  The interests of Messrs. G.P. Lynch and P.M. Lynch may differ from the interests of the Company’s other stockholders.  This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of the Company, could deprive the Company’s stockholders of an opportunity to receive a premium for their common stock as part of a sale or merger of the Company and may negatively affect the market price of the Company’s common stock.  Transactions that could be affected by this concentration of ownership include proxy contests, tender offers, mergers or other purchases of common stock that could give stockholders the opportunity to realize a premium over the then-prevailing market price for shares of the Company’s common stock.

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

The Company holds patents relating to various aspects of its products and believes that proprietary technical know-how is critical to many of its products.  Proprietary rights relating to the Company’s products are protected from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents or are maintained in confidence as trade secrets.  The Company cannot be certain that it will be issued any patents from any pending or future patent applications owned by or licensed to the Company or that the claims allowed under any issued patents will be sufficiently broad to protect its technology.  In the absence of patent protection, the Company may be vulnerable to competitors who attempt to copy the Company’s products or gain access to its trade secrets and know-how.  The Company’s competitors may initiate litigation to challenge the validity of the Company’s patents, or they may use their resources to design comparable products that do not infringe the Company’s patents.  The Company may incur substantial costs if its competitors initiate litigation to challenge the validity of is patents or if it initiates any proceedings to protect its proprietary rights and if the outcome of any such litigation is unfavorable to the Company, its business and operating results could be materially adversely affected.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, Securities and Exchange Commission rules and regulations and American Stock Exchange rules, continue to create challenges for publicly held companies, including the Company.  The Company’s efforts to comply with evolving laws, rules, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.  In particular, the Company’s efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding its assessment of its internal control over financial reporting and its independent registered public accounting firm’s report on that assessment will require the commitment of significant financial and managerial resources.

The Company will be exposed to risks relating to evaluations of internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act and related regulations implemented by the SEC and the NASDAQ National Market System, are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming.  The Company will be evaluating its internal controls systems to allow management to report on, and its independent registered public accounting firm to attest to, the Company’s internal control over financial reporting.  The Company will be performing the system and process evaluation and testing (and any necessary remediation) required to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act.  The Company cannot be certain as to the timing of completion of its evaluation, testing and remediation actions or the impact of the same on its operations.  If the Company is not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, the Company may be subject to sanctions or investigation by regulatory authorities, including the SEC or the American Stock Exchange.  This type of action could adversely affect the Company’s financial results or investors’ confidence in the Company, and could cause the Company’s stock price to decline.  In addition, the controls and procedures that the Company may implement may not comply with all of the relevant rules and regulations of the SEC and the American Stock Exchange.  If the Company fails to develop and maintain effective controls and procedures, it may be unable to provide the required financial information in a timely and reliable manner.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended May 31, 2006 that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

A description of the Company’s legal proceedings in the first paragraph under Note 20 of the Company’s consolidated financial statements included within this Report is incorporated herein by reference.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Recent Sales of Unregistered Equity Securities

During the three months ended May 31, 2006, the Company did not issue any shares of its common stock or other equity securities of the Company that were not registered under the Securities Act of 1933.

Small Business Issuer Purchases of Equity Securities

During the three months ended May 31, 2006, the Company did not purchase any shares of its common stock or other equity securities of the Company.

On November 13, 2003, the Board of Directors authorized Matthew Wolsfeld, Chief Financial Officer of the Company, to repurchase on behalf of the Company, up to 100,000 shares of the Company’s common stock from time to time in accordance with applicable rules governing issuer stock repurchases.  Since being authorized, the Company has repurchased and retired 44,200 shares of its common stock.

ITEM 5.          OTHER INFORMATION

None.

ITEM 6.          EXHIBITS

The following exhibits are being filed or furnished with this quarterly report on Form 10-QSB:

Exhibit No.	Description

10.1	Purchase Agreement dated as of June 24, 2005 between Circle Pines Mainstreet II, LLC and Northern Technologies International Corporation

10.2	Amendment No. 1 to Purchase Agreement dated as of August 21, 2005 between Circle Pines Mainstreet II, LLC and Northern Technologies International Corporation

10.3	Amendment No. 2 to Purchase Agreement dated as of September 21, 2005 between Circle Pines Mainstreet II, LLC and Northern Technologies International Corporation

10.4	Amendment No. 3 to Purchase Agreement dated as of December 31, 2005 between Circle Pines Mainstreet II, LLC and Northern Technologies International Corporation

10.5	Qualified Exchange Accommodation Agreement dated as of May 3, 2006 between Northern Technologies International Corporation and Northern Technologies Holding Company, LLC

10.6	Commercial Note dated as of May 3, 2006 issued by Northern Technologies Holding Company, LLC to National City Bank

10.7	Mortgage dated as of May 3, 2006 between Northern Technologies Holding Company, LLC and National City Bank

10.8	Commercial Guaranty dated as of May 3, 2006 issued by Northern Technologies International Corporation, as Guarantor

Exhibit No.	Description

10.9	Consulting Agreement dated as of May 1, 2006 between Northern Technologies International Corporation and Emeritushnic Facilities Company, Inc.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

Date: July 14, 2006	Matthew C. Wolsfeld, CPA
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized to Sign on Behalf of the Registrant)

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
QUARTERLY REPORT ON FORM 10-QSB
EXHIBIT INDEX

Exhibit No.	Description	Method of Filing

10.1	Purchase Agreement dated as of June 24, 2005 between Circle Pines Mainstreet II, LLC and Northern Technologies International Corporation	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 9, 2006 (File No. 001-11038)

10.2	Amendment No. 1 to Purchase Agreement dated as of August 21, 2005 between Circle Pines Mainstreet II, LLC and Northern Technologies International Corporation	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 9, 2006 (File No. 001-11038)

10.3	Amendment No. 2 to Purchase Agreement dated as of September 21, 2005 between Circle Pines Mainstreet II, LLC and Northern Technologies International Corporation	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 9, 2006 (File No. 001-11038)

10.4	Amendment No. 3 to Purchase Agreement dated as of December 31, 2005 between Circle Pines Mainstreet II, LLC and Northern Technologies International Corporation	Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 9, 2006 (File No. 001-11038)

10.5	Qualified Exchange Accommodation Agreement dated as of May 3, 2006 between Northern Technologies International Corporation and Northern Technologies Holding Company, LLC	Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 9, 2006 (File No. 001-11038)

10.6	Commercial Note dated as of May 3, 2006 issued by Northern Technologies Holding Company, LLC to National City Bank	Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 9, 2006 (File No. 001-11038)

10.7	Mortgage dated as of May 3, 2006 between Northern Technologies Holding Company, LLC and National City Bank	Incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 9, 2006 (File No. 001-11038)

Exhibit No.	Description	Method of Filing

10.8	Commercial Guaranty dated as of May 3, 2006 issued by Northern Technologies International Corporation, as Guarantor	Incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 9, 2006 (File No. 001-11038)

10.9	Consulting Agreement dated as of May 1, 2006 between Northern Technologies International Corporation and Emeritushnic Facilities Company, Inc.	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 22, 2006 (File No. 001-11038)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith