Form 10KSB
period 2006-08-31
NORTHERN TECHNOLOGIES INTERNATIONAL CORP
filed 2006-11-21
CIK 875582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10-KSB

(Mark one)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________.

Commission file number 1-11038

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
(Name of small business issuer in its charter)

Delaware	41-0857886
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4201 Woodland Road P.O. Box 69 Circle Pines, Minnesota	55014
(Address of principal executive offices)	(Zip Code)

(763) 225-6600
(Issuer’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.02 per share	The American Stock Exchange

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

The Registrant’s revenues for the fiscal year ended August 31, 2006 were $16,604,964.

As of November 17, 2006, 3,656,238 shares of common stock of the Registrant were outstanding, and the aggregate market value of the common stock of the Registrant as of that date (based upon the $8.01 per share closing sale price of the Common Stock on that date as reported on the American Stock Exchange), excluding 1,088,155 outstanding shares beneficially owned by directors and executive officers, was $20,570,345.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-KSB incorporates by reference information (to the extent specific sections are referred to herein) from the registrant’s Proxy Statement for its 2007 Annual Meeting of Stockholders to be held January 23, 2007.

Transitional Small Business Disclosure Format (check one):

Yes ☐	No ☒

PART I

This Annual Report on Form 10-KSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by those sections. For more information, see “Item 1.  Description of Business – Forward-Looking Statements.”

As used in this report, references to “NTIC,” the “Company,” “we,” “our” or “us,” unless the context otherwise requires, refer to Northern Technologies International Corporation, its wholly owned subsidiaries – NTI Facilities, Inc. and Northern Technologies Holding Company, LLC, and its majority-owned subsidiary – React-NTI, LLC, all of which are consolidated on NTIC’s financial statements.

All trademarks, trade names or service marks  referred to in this report are the property of their respective owners.

Item 1.	DESCRIPTION OF BUSINESS.

Overview

Northern Technologies International Corporation focuses on developing, marketing and selling proprietary environmentally responsible materials science based products and technical services directly and via a network of independent distributors, manufacturer sales representatives and joint ventures in over 50 countries.  In fiscal 2006, over 70% of NTIC’s consolidated net sales were derived from the sales of Zerust® rust and corrosion inhibiting packaging products and services to the automotive, electronics, electrical, mechanical, military and retail consumer markets. During this same period, NTIC also received revenues from sales of proprietary new technologies including anti-abrasion ink additives, as well as bio-based sintered metal mold release agents, bio-solvents, bio-emollients, bio-cleaners, bio-lubricants and bio-based and biodegradable plastic packaging.  In a concerted effort to extend NTIC’s proprietary technologies, NTIC engages in extensive scientific research and development programs in the areas of material science and corrosion protection.

Corporate Joint Ventures and Holding Companies

NTIC participates, either directly or indirectly through holding companies, in approximately 30 corporate joint venture arrangements in North America, South America, Europe, Asia and the Middle East. Each of these joint ventures manufactures, markets and sells finished products generally in the countries to which it is assigned.  NTIC’s joint venture partners are knowledgeable in the applicable environmental, labor, tax and other requisite regulations and laws of the respective foreign countries in which they operate, as well as the local customs and business practices. While most of NTIC’s joint ventures currently sell rust and corrosion inhibiting products and custom packaging systems, NTIC also has joint ventures that manufacture, market and sell bio-based additives with both industrial and personal care applications, plastic recycling technology and electronic sensing instruments. The categorizes its joint ventures into three principal areas: industrial chemical, non-industrial chemical and business consulting.

NTIC’s industrial chemical corporate joint ventures currently primarily focus on the manufacturing, marketing and distribution of Zerust® industrial corrosion inhibiting packaging products.  Both NTIC and NTIC’s corporate joint venture in Germany, Excor Korrosionsschutz – Technologien und Produkte GmbH (“Excor”), through Excor’s wholly owned subsidiary Excor Korrosionsforschung GmbH, manufacture and supply the industrial chemical corporate joint ventures with the essential additives required (“Masterbatch”) to make Zerust® industrial corrosion inhibiting packaging products functional.

React-NTI LLC is an industrial chemical corporate joint venture of NTIC that focuses on the development, manufacturing and marketing of proprietary lines of bio-based additives with both industrial and personal care applications.  Based on cotton, soy, corn and other renewable resources, React-NTI products outperform many synthetically derived competing alternatives.  React-NTI’s target markets currently include metal parts manufactures, ink manufacturers, and personal care and cosmetics manufacturers.

NTIC has a 50% ownership interest in NTI ASEAN, LLC for its corporate joint venture investments in the ASEAN region.  Taiyo Petroleum Gas Co. Ltd., NTIC’s existing joint venture partner in Japan, owns the remaining 50% ownership interest in NTI ASEAN, LLC.

NTIC has a 50% ownership interest in Northern Instruments Corporation LLC for its corporate joint venture investments in Mütec GmbH in Germany.  Taiyo Petroleum Gas Co. Ltd., NTIC’s existing joint venture partner in Japan, owns the remaining 50% ownership interest in Northern Instruments Corporation LLC.  Northern Instruments Corporation LLC then owns 80% of Mütec GmbH.  Mütec GmbH manufactures proprietary electronic sensing instruments, which it sells through distribution as well as certain corporate joint ventures

NTIC’s business consulting corporate joint ventures utilize various government and military associations to develop new sales leads and potential investment opportunities.

The following table sets forth a list of NTIC’s corporate joint ventures as of November 17, 2006, indicating which joint ventures are industrial chemical, non-industrial chemical or business consulting, the country in which the joint venture is organized, NTIC’s ownership percentage in each joint venture and the date of NTIC’s original investment in each joint venture:

Joint Venture Name	Country	NTIC Percent (%) Ownership	Calendar Year of Original Investment

INDUSTRIAL CHEMICAL CORPORATE JOINT VENTURES
TAIYONIC LTD.	Japan	50%	1987
ACOBAL SAS	France	50%	1990
ZERUST-NIC CORP.	Taiwan*	25%	1990
EXCOR GmbH	Germany	50%	1991
ST ZERUST (SEA) PTE. LTD	Singapore*	35%	1991
ZERUST AB	Sweden	50%	1991
NTI-ZERUST INIBIDORES DE CORROSÃO VCI LTDA.	Brazil	50%	1993
EUROMASCH	Austria	50%	1994
MOSTNIC	Russia	50%	1994
KOREA ZERUST CO., LTD.	South Korea	25%	1994
ZERUST OY	Finland	50%	1995
ZERUST (U.K.) LTD.	United Kingdom	50%	1997
FATRA-NTI S.R.O.	Czech Republic	50%	1997
EXCOR SP. Z.O.O.	Poland	50%	1998
SPECIALTY - NTIA CO. LTD.	Thailand*	25%	1998
TIANJIN ZERUST CO.	China*	25%	2000
HARITA-NTI	India	50%	2000
CHONG WAH-NTIA SDN. BHD.	Malaysia*	25%	2000
ZERUST PHILIPPINES	Philippines*	50%	2001
FIBRO NTI JOINT STOCK CO.	Turkey	50%	2002
ZERUST CONSUMER PRODUCTS, LLC	United States	50%	2002
ZERUST BV	Holland	50%	2003
REACT-NTI, LLC***	United States	75%	2003
POLYMER ENERGY LLC	United States	50%	2003
ZERUST EXCOR PTY LTD	Australia	50%	2006
ZERUST DNEPR	Ukraine	50%	2006
SINGLE POINT ENERGY AND ENVIRONMENT
COMPANY LIMITED	Thailand	50%	2006
NTI-DILMUN MIDDLE EAST FZCO.	UAE	50%	2006
NON-INDUSTRIAL CHEMICAL CORPORATE JOINT VENTURES
MUTEC GMBH	Germany**	40%	2002
BUSINESS CONSULTING CORPORATE JOINT VENTURES
ART AVILES ASSOCIATES	United States	25%	2000

*	Indirect ownership interest through NTI ASEAN, LLC

**	Indirect ownership through Northern Instruments Corporation LLC

***

React-NTI LLC is fully consolidated on NTIC’s consolidated financial statements (See note 2 to NTIC’s consolidated financial statements). Additionally, React-NTI LLC has a 100% owned subsidiary –  React, Inc.

NTIC’s corporate joint ventures’ profits are shared by the respective corporate joint venture owners in accordance with their respective ownership percentages.  Net sales of NTIC’s corporate joint ventures were $64.0 million during fiscal 2006 and $57.2 million during fiscal 2005. NTIC had equity in income of corporate joint ventures and holding companies of $2,713,096 in fiscal 2006 compared to $1,968,777 in fiscal 2005.  NTIC receives fees for technical and other support services it provides to its corporate joint ventures based on the revenues of the individual corporate joint ventures.  NTIC recognized fee income for such technical and support services of $4,695,124 in fiscal 2006 compared to $4,136,913 in fiscal 2005.  NTIC incurs direct expenses related to its corporate joint ventures and holding companies.  Such expenses include consulting, travel, technical and marketing services to existing joint ventures, legal fees incurred in the establishment of new joint ventures, registration and promotion and legal defense of worldwide trademarks, and legal fees incurred in connection with the filing of patent applications.  NTIC incurred $5,481,757 in direct joint venture expenses in fiscal 2006 as compared to $4,977,375 in fiscal 2005.

While NTIC is not aware of any specific potential risk beyond its initial investment in and any undistributed earnings of each of the corporate joint ventures listed above, there can be no assurance that NTIC will not be subject to lawsuits based on product liability claims or other claims arising out of the activities of each joint venture.  To mitigate the ramifications of such an occurrence, NTIC maintains liability insurance specifically applicable to its ownership positions in the joint venture arrangements in excess of any insurance the joint ventures may maintain.

Products

NTIC currently derives revenues from the following product lines:

Corrosion Prevention.  Over 70% of NTIC’s consolidated net sales for fiscal 2006 were derived from developing, manufacturing, marketing and selling Zerust® rust and corrosion inhibiting packaging products and services.  Corrosion negatively affects metal products and components.  This applies to the rusting of ferrous metals (iron and steel) and the deterioration by oxidation of nonferrous metals (aluminum, copper, brass, etc.).  In combating corrosion, the traditional approach has been to apply oils and greases to protect metal parts.  This approach commonly requires specialized application and removal equipment.

In addition, the oils and greases may pose unacceptable health and fire hazards and also may collect and trap dirt and debris that, in some cases initiate corrosion.  Chemical solvents and specialized safety equipment that introduce additional health and hazardous waste disposal problems may be necessary.

NTIC’s Zerust® corrosion inhibiting packaging products may eliminate or reduce the use of oils and greases to inhibit corrosion.  NTIC’s Zerust® formulations contain proprietary nontoxic chemical systems (primarily using food additives) that passivate metal surfaces and thereby inhibit rust and corrosion.  The corrosion-inhibiting protection is maintained as long as the metal products to be protected remain enclosed within the Zerust® package.  Electron scanning further shows that once the contents are removed from the Zerust® package, the Zerust® protection dissipates from the contents’ surfaces within two hours, leaving a clean, dry and corrosion-free metal component.  This mechanism of corrosion protection enables NTIC’s customers to easily package metal objects for rust-free shipment or long-term storage.  Furthermore, by eliminating costly greasing and degreasing processes and/or significantly reducing the use of oils to inhibit corrosion, NTIC’s Zerust® technology provides its customers significant savings in labor, material and capital expenditures for equipment to apply, remove and dispose of oil and grease, as well as the attendant environmental problems, as compared to traditional methods of corrosion prevention.

NTIC developed the first means of combining corrosion inhibiting chemical systems with polyethylene and polypropylene resins.  Combining Zerust® chemical systems with polyethylene and polypropylene resins permitted NTIC to introduce to industry a line of packaging products in the form of low and high density polyethylene bags and shroud film, stretch, shrink, skin and bubble cushioning film, woven scrim, foam sheeting, profile and corrugated board, thermoformed dunnage trays and bins, injection and blow molded products and flat netting, thereby giving packaging engineers an opportunity to ship and store ferrous, nonferrous and mixed multi-metal products in a clean, dry and corrosion-free condition, with an attendant overall savings in total packaging cost.  Products also include a line of several diffusers, such as Zerust® Vapor Capsules, Zerus ICT™ Plastabs® and Cor-Tabs®, which protect metal surfaces within the distance of a certain specified “radius of protection.” This industrial product line has since been expanded to also include items such as Zerust® gun cases and car covers targeted at retail consumers. NTIC has also developed proprietary corrosion inhibitors for use in the mitigation of corrosion in capital assets used in Petrochemical and related industries.

NTIC has also developed additives in liquid form to imbue corrugated cardboard, solid fiber and chipboard packaging materials with corrosion protection properties.  Additionally, NTIC provides a line of metal surface treatment liquids, which are oil, water and bio-solvent based, marketed under the AXXA™ brand name.

Bio-Based Chemical Additives.  NTIC’s React-NTI, LLC joint venture revenues are primarily derived from the sales of MR-101 and MR-102 anti-abrasion ink additives.  The ink industry uses these additives to ensure ink does not “rub off” the pages of magazines and books.

React-NTI’s renewable resource-based industrial chemical additive sales in fiscal 2006 also came from a patented sintered metal mold release agent sold under the brand name SERAVAT™.  SERAVAT™ significantly increases the “green strength” of powder metal parts as they are ejected from their molds.  The increase in green strength leads to much higher process yields for the user, especially in stainless steel applications, thereby significantly lowering their production costs.

React-NTI’s renewable resource-based personal care chemical additive sales in fiscal 2006 included Farona™ line of patented micronized cotton and corn powders.  End user applications for these additives included deodorants, pressed powder products and loose powder products.   Sales also were derived from

patented EnviroPure™ emollient gels that consist of a soy and canola base petrolatum replacement, as well as EnviroSolve™ soy and canola base solvents that were used, among other applications, as a successful acetone replacement.

Bio-Plastics.  NTIC also manufactures and sells Natur-Tec™ packaging products produced using proprietary biodegradable plastics technologies. Patents and trade secrets allow NTIC to produce biodegradable (compostable) plastic products with better performance properties in comparison to competitive products currently available in the market, and at a significantly lower price.  NTIC’s products include totally biodegradable compost bags, agricultural film and other products intended for single-use disposable packaging applications.

Plastics Recycling Technology.  NTIC’s Polymer Energy LLC joint venture develops, manufactures and sells systems based upon a proprietary technology to convert waste plastic material into hydro-carbons (fuel oil). This plastic waste processing system is an innovative, cost-effective and environmentally friendly alternative to incineration and/or landfill disposal.

Electronic Measuring Instrument.  NTIC’s Mütec GmbH joint venture develops, manufactures and sells proprietary electronics components including signal converters, Input-Output interfaces, bulk goods property measurement instruments, and process sensor technologies.

Manufacturing

NTIC produces its proprietary Zerust® additives and products at its facility in Circle Pines, Minnesota.  NTIC’s other products are produced according to Company specification by selected contractors and Company joint ventures under a trade secrecy agreement and/or a license agreement.

NTIC is ISO 9001 certified with respect to the manufacturing of its products and ISO 14000 certified with respect to environmental management standards.  NTIC believes that the process of ISO 9001 certification serves as an excellent total quality management tool, enabling NTIC to ensure consistency in the performance of its products.  NTIC believes that the process of ISO 14000 certification serves as an excellent tool for NTIC to continuously improve its environmental performance.  In addition, because potential customers may prefer or require manufacturers to have achieved ISO certification, such ISO certifications may provide NTIC with certain competitive advantages.

Sales and Marketing

In the United States, NTIC markets its products principally to industrial users by a direct sales force and through a network of independent distributors and manufacturer’s sales representatives.  NTIC’s technical service representatives work directly with the end users of NTIC’s products to analyze their specific needs and develop systems to meet their technical requirements.

Internationally, NTIC has entered into several joint venture and similar arrangements with foreign partners (either directly or through a holding company).  Pursuant to these arrangements, NTIC and/or Excor, NTIC’s corporate joint venture in Germany, supply certain proprietary additives to NTIC’s foreign joint venture entities, which, in turn, provide for the international manufacture and marketing of Zerust® and other finished products.  NTIC receives fees for providing technical support and marketing assistance to its joint ventures in accordance with the terms of the joint venture arrangements.

Competition

NTIC is aware of other organizations that manufacture and market products which compete with NTIC’s products.  NTIC evaluates competing products on an ongoing basis.  Some of NTIC’s competitors are established companies that may have financial and other resources greater than those of NTIC.  Additionally, some of these companies may have achieved significant market acceptance of their competing products and brand recognition.  NTIC competes with such companies through technical innovation and by attempting to provide the highest level of technical service and applications engineering.

Customers

One of NTIC’s North American customers accounted for, in the aggregate, approximately 26.6% and 27.7% of NTIC’s consolidated net sales for the fiscal years ended August 31, 2006 and 2005 respectively, and $207,630  and $484,967 of NTIC’s receivables at August 31, 2006 and 2005, respectively.

Research and Development

NTIC’s research and development activities are directed at improving existing products, developing new products and improving quality assurance through improved testing of NTIC’s products. In 1997, NTIC’s joint venture in Germany, Excor, established a wholly owned subsidiary, Excor Korrosionsforschung GmbH, to conduct research into new fields of corrosion inhibiting packaging and the applications engineering of such products in conjunction with NTIC’s domestic research and development operation. Today, NTIC’s internal research and development activities are conducted at its facilities located in Circle Pines, Minnesota; Beachwood, Ohio, Dresden, Germany, Chennai, India and various international locations under the direction of internationally known scientists and research institutes under exclusive contract to NTIC with respect to the subject of their respective research efforts.  The conduct of NTIC’s research and development activities outside Minnesota, Ohio, Germany and India, as with the results of NTIC’s research and development efforts conducted with the expert consulting support of Dr. Ramani Narayan and Dr. Sunggyu Lee, frequently results in development of intellectual property rights for NTIC.  NTIC spent $2,043,611 in fiscal 2006 and $1,292,143 in fiscal 2005 in connection with its research and development activities.  NTIC anticipates that it will spend over $2,700,000 in fiscal 2007 on research and development activities.  These fees are accounted for in the “Expenses incurred in support of corporate joint ventures” section of NTIC’s income statement.

Intellectual Property Rights

NTIC’s success depends and will continue to depend in part upon its ability to maintain patent and trademark protection for its products and processes, to preserve its proprietary information and trade secrets and to operate without infringing the proprietary rights of third parties.  NTIC’s policy is to attempt to protect its technology by, among other things, filing patent applications and trademark applications and vigorously preserving the trade secrets covering its technology and other intellectual property rights.

In 1979, NTIC developed and patented the first polyolefin (plastic) based industrial corrosion inhibiting packing material in the world.  The U.S. patent granted under this patent application became the most important intellectual property right in NTIC’s history.  This patent expired in 2000.  NTIC has since filed for nine letters patent in the U.S. covering various corrosion inhibiting technologies, systems and applications since the expiration of the initial patent. NTIC owns several patents in these areas. These patents as well as patent applications have been extended to the countries of the Patent Cooperation Treaty (“PCT”) of relevance to NTIC.  In addition, NTIC’s joint venture partner in Germany, Excor, owns several patents in the area covering various corrosion inhibiting technologies and also applied for new patent applications for proprietary new corrosion inhibiting technologies, to which NTIC and its other joint venture partners in the rest of the world will have rights.  NTIC is also seeking additional patent protection covering various host materials into which its corrosion inhibiting additives and other protective features can be incorporated and proprietary new process technologies and chemical formulations outside the area of corrosion protection. NTIC owns several patents outside the area of corrosion protection both in the U.S. and in PCT countries of relevance to NTIC.

In addition to seeking patent protection, NTIC has also pursued protection of its trademarks in North America, South America, both Western and Eastern Europe, and Asia primarily covering countries where NTIC has a joint venture presence.  NTIC owns the following U.S. registered trademarks: NTI®, NTI – Globe Design, ZERUST®, EXCOR®, COR TAB®, PLASTABS®, MATCH-TECH®, COR/SCI®, NIC®, Natur-Tec™ and Polymer Energy™.  NTIC also has a registered trademark on the use of the color yellow with respect to corrosion inhibiting packaging. In addition, NTIC has applied for six new trademarks in the U.S. The NTI®, ZERUST®, The ZERUST People®, Excor®, Color Yellow, NTI ASEAN®, MATCH-TECH®, Natur-Tec™ and Polymer Energy® marks as well as other marks have also been registered in the European Union with several new applications pending.

NTIC requires its employees, consultants and advisors having access to its confidential information, including trade secrets, to execute confidentiality agreements upon commencement of their employment or consulting relationships with NTIC.  These agreements generally provide that all confidential information NTIC develops or makes known to the individual during the course of the individual’s employment or consulting relationship with NTIC must be kept confidential by the individual and not disclosed to any third parties.  NTIC also requires all of its employees and consultants who perform research and development for NTIC to execute agreements that generally provide that all inventions developed by these individuals during their employment with NTIC will be NTIC’s proprietary intellectual property rights.

Backlog

NTIC had order backlog of $321,000 as of August 31, 2006 compared to $255,000 as of August 31, 2005.  These are orders that are held by NTIC pending release instructions from the customers to be used in just-in-time production.  Customers generally place orders on an “as needed” basis and expect delivery within a relatively short period of time.

Availability of Raw Materials

NTIC does not carry excess quantities of raw materials or purchased parts because of widespread availability for such materials and parts from various suppliers.

Employees

As of August 31, 2006, NTIC had 44 full-time employees located in the United States, consisting of 15 in administration, nine in sales and marketing, 14 in research and development and lab, five in production and one person responsible for international coordination. There are no unions representing NTIC’s employees and NTIC believes that its relations with employees are good.

Forward-Looking Statements

This report contains not or incorporates by reference only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by those sections.  In addition, NTIC or others on its behalf may make forward-looking statements from time to time in oral presentations, including telephone conferences and/or web casts open to the public, in press releases or reports, on NTIC’s Internet web sites or otherwise.  All statements other than statements of historical facts included in this report that address activities, events or developments that NTIC expects, believes or anticipates will or may occur in the future are forward-looking statements including, in particular, the statements about NTIC’s plans, objectives, strategies and prospects regarding, among other things, its financial condition, results of operations and business.  NTIC has identified some of these forward-looking statements with words like “believe,” “may,” “could,” “might,” “forecast,” “possible,” “potential,” “project,” “will,” “should,” “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate,” “approximate” or “continue” and other words and terms of similar meaning.  These forward-looking statements may be contained in the notes to NTIC’s consolidated financial statements and elsewhere in this report, including under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

NTIC wishes to caution readers not to place undue reliance on any forward-looking statement that speaks only as of the date made and to recognize that forward-looking statements are predictions of future results, which may not occur as anticipated.  Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described under the heading “Risk Factors” below, as well as others that NTIC may consider immaterial or does not anticipate at this time. Although NTIC believes that the expectations reflected in its forward-looking statements are reasonable, NTIC does not know whether its expectations will prove correct.  NTIC’s expectations reflected in its forward-looking statements can be affected by inaccurate assumptions NTIC might make or by known or unknown risks and uncertainties, including those described below under the heading “Risk Factors.”  The risks and uncertainties described under the heading “Risk Factors” below are not exclusive and further information concerning NTIC and its business, including factors that potentially could materially affect its financial results or condition, may emerge from time to time.  NTIC assumes no obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.  NTIC advises you, however, to consult any further disclosures it may make on related subjects in its Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB and Current Reports on Form 8-K NTIC files with or furnishes to the Securities and Exchange Commission.

Risk Factors

The following are the most significant factors known to NTIC that could materially adversely affect its business, financial condition or operating results.

Over 20 percent of NTIC’s consolidated net sales, not including corporate joint venture sales, are generated outside of the U.S. and NTIC intends to continue to expand its international operations.  NTIC’s international operations require management attention and financial resources and expose NTIC to difficulties presented by international economic, political, legal, accounting and business factors.

NTIC offers direct on-site technical support on rust and corrosion issues in over 50 countries, and operates a marketing, distribution, and technical network through joint ventures in North America, South America, Europe, Asia and the Middle East.  NTIC’s consolidated net sales, not including the corporate joint venture sales, outside the United States were 20.3% and 21.7% of its total consolidated net sales for fiscal 2006 and 2005, respectively.  One of NTIC’s strategic objectives is to expand its international operations.  NTIC has recently entered into joint ventures in Australia, the Ukraine, Thailand and the United Arab Emirates.  The expansion of NTIC’s existing international operations and entry into additional international markets requires management attention and financial resources. Many of the countries in which NTIC sells its products directly or indirectly through its corporate joint ventures, are, to some degree, subject to political, economic and/or social instability.  NTIC’s international operations expose NTIC and its joint venture partners, representatives, agents and distributors to risks inherent in operating in foreign jurisdictions.  These risks include:

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

•

the imposition of U.S. and/or international sanctions against a country, company, person or entity with whom NTIC does business that would restrict or prohibit continued business with the sanctioned country, company, person or entity;

•	pricing pressure that NTIC or its corporate joint ventures may experience internationally;

•	laws and business practices favoring local companies;

•	currency exchange rate fluctuations;

•	longer payment cycles and difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;

•	difficulties in enforcing or defending intellectual property rights; and

•	multiple, changing and often inconsistent enforcement of laws and regulations.

NTIC cannot assure you that one or more of the factors listed above will not harm its business.  Any material decrease in NTIC’s international sales could adversely influence NTIC’s operating results.

NTIC’s liquidity and financial position rely on dividend distributions from its corporate joint ventures, which if such dividends cease or are reduced could adversely affect NTIC’s liquidity and financial position.

NTIC’s liquidity and financial position rely on dividend distributions from its corporate joint ventures.  During fiscal 2006, NTIC received approximately $900,000 in dividends received from its corporate joint ventures.  Because NTIC typically owns only 50% of its joint venture entities, NTIC does not control the decisions of these entities regarding whether to pay dividends and how much in dividends should be paid in any given year.  Thus, NTIC cannot guarantee that any of its joint ventures will pay dividends in any given year.  The failure of NTIC’s joint ventures to declare dividends in amounts typically expected by NTIC could adversely affect NTIC’s liquidity and financial position.

Fluctuations in foreign currency exchange rates could result in declines in our reported consolidated  net sales and net earnings.

Because the functional currency of NTIC’s foreign operations and investments in its foreign corporate joint ventures and holding companies is the applicable local currency, NTIC is exposed to foreign currency exchange rate risk arising from transactions in the normal course of business since NTIC’s fees for technical support and other services and dividend distributions from these foreign entities are paid in foreign currencies.  NTIC’s reported consolidated net sales and net income are subject to fluctuations in foreign exchange rates.  NTIC’s principal exchange rate exposure is with the Euro, the Japanese yen, Korean won and the English pound against the U.S. dollar.  NTIC does not hedge against its foreign currency exchange rate risk.  Since NTIC’s investments in its corporate joint ventures and holding companies are accounted for using the equity method, any changes in foreign currency exchange rates would be reflected as a foreign currency translation adjustment and would not change the equity in income of joint ventures and holding companies reflected in NTIC’s consolidated statements of income.

Approximately 26.6% of NTIC’s consolidated net sales for the fiscal year ended August 31, 2006 were dependent upon a single customer, the loss of which would adversely affect NTIC’s financial condition and consolidated operating results.

One of NTIC’s North American customers accounted for, in the aggregate, approximately 26.6% of NTIC’s consolidated net sales for the fiscal year ended August 31, 2006.  If NTIC were to lose this customer or if this customer were to substantially decrease its purchases of NTIC’s products, NTIC’s financial condition and consolidated operating results would be adversely affected.

NTIC’s compliance with U.S. generally accepted accounting principles and any changes in such principles might adversely affect NTIC’s operating results and financial condition.  Any requirement to consolidate NTIC’s corporate joint ventures or subject them to compliance with Sarbanes-Oxley Act of 2002 could adversely affect NTIC’s operating results and financial condition.

NTIC adopted accounting policy FASB Interpretation No. 46R (FIN 46R), “Consolidation of Variable Interest Entities, a revision of FIN 46” effective as of February 28, 2005.  As a result of FIN 46R, NTIC consolidated React-NTI LLC, one of its corporate joint ventures that is 75% owned by NTIC.  If the interpretation of FIN 46R were to change and NTIC were required to fully consolidate all of its corporate joint ventures or if NTIC’s corporate joint ventures otherwise would be required to be Sarbanes-Oxley compliant, NTIC would incur significant additional costs.  NTIC estimates that the costs for each of its corporate joint ventures to become Sarbanes-Oxley compliant would range between $150,000 to $500,000 and that annual maintenance expenses would range from $50,000 to $100,000 per year per corporate joint venture thereafter.  In addition, other accounting pronouncements issued in the future could have a material cost associated with NTIC’s implementation of such new accounting pronouncements.

One of NTIC’s principal stockholders beneficially owns 25.2% of NTIC’s outstanding common stock and is affiliated with NTIC’s President and Chief Executive Officer and thus may be able influence matters requiring stockholder approval and could discourage or otherwise impede a transaction in which a third party wishes to purchase NTIC’s outstanding shares at a premium.

As of November 17, 2006, Inter Alia Holding Company beneficially owned approximately 25.2% of NTIC’s outstanding common stock.  Inter Alia is an entity owned by, among others, G. Patrick Lynch, NTIC’s President and Chief Executive Officer and a director, and Philip M. Lynch, NTIC’s former Chairman of the Board and Chief Executive Officer and current Chairman Emeritus.  Messrs. G.P. Lynch and P.M. Lynch share voting and dispositive power of shares of NTIC’s common stock held by Inter Alia Holding Company.  As a result of his share ownership through Inter Alia and his position as President and Chief Executive Officer and a director of NTIC, Mr. G.P. Lynch may be able to influence the affairs and actions of NTIC, including matters requiring stockholder approval, such as the election of directors and approval of significant corporate transactions.  The interests of Messrs. G.P. Lynch and Inter Alia may differ from the interests of NTIC’s other stockholders.  This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of NTIC, could deprive NTIC’s stockholders of an opportunity to receive a premium for their common stock as part of a sale or merger of NTIC and may negatively affect the market price of NTIC’s common stock.  Transactions that could be affected by this concentration of ownership include proxy contests, tender offers, mergers or other purchases of common stock that could give stockholders the opportunity to realize a premium over the then-prevailing market price for shares of NTIC’s common stock.

NTIC is currently involved in litigation over its trademark on the use of the color Yellow in corrosion inhibiting packaging, the loss of which could adversely affect NTIC’s business.

One of NTIC’s important trademarks for its business is the trademark for the color Yellow.  NTIC is currently involved in litigation against a competitor over this trademark.  NTIC has also in the past successfully prosecuted infringement claims against other competitors and third parties for their use of the color Yellow.  If NTIC were to lose any future litigation over this trademark, NTIC could be in a more difficult position to enforce its rights to this trademark in other countries and against other third parties.  NTIC believes that the loss of its trademark for the color Yellow could have an adverse affect on NTIC’s business.

NTIC’s business, properties, and products are subject to governmental regulation with which compliance may require NTIC to incur expenses or modify its products or operations and may expose NTIC to penalties for non-compliance. Governmental regulation may also adversely affect the demand for some of NTIC’s products and its operating results.

NTIC’s business, properties, and products are subject to a wide variety of international, federal, state and local laws, rules and regulations relating to the protection of the environment, natural resources, and worker health and safety and the use, management, storage, and disposal of hazardous substances, wastes, and other regulated materials. These laws, rules, and regulations may affect the way NTIC conducts its operations, and the failure to comply with these regulations could lead to fines and other penalties. Because NTIC owns and operates real property, various environmental laws also may impose liability on NTIC for the costs of cleaning up and responding to hazardous substances that may have been released on NTIC’s property, including releases unknown to NTIC. These environmental laws and regulations also could require NTIC to pay for environmental remediation and response costs at third-party locations where NTIC disposed of or recycled hazardous substances. NTIC’s future costs of complying with the various environmental requirements, as they now exist or may be altered in the future, could adversely affect its financial condition and operating results. NTIC is also subject to other international, federal and state laws, rules and regulations, the future non-compliance of which may harm NTIC’s business or may adversely affect the demand for some of its products.  Changes in laws and regulations, including changes in accounting standards and taxation changes, including tax rate changes, new tax laws, revised tax law interpretations, also may adversely affect NTIC’s operating results.

NTIC intends to grow its business through additional joint ventures, alliances and acquisitions, which could be risky and could harm its business.

One of NTIC’s growth strategies is to expand its business by entering into additional joint ventures and alliances and acquiring businesses, technologies and products that complement or augment NTIC’s existing products.  The benefits of a joint venture, alliance or acquisition may take more time than expected to develop, and NTIC cannot guarantee that any future joint ventures, alliances or acquisitions will in fact produce the intended benefits. In addition, joint ventures, alliances and acquisitions involve a number of risks, including:

•	diversion of management’s attention;

•	difficulties in assimilating the operations and products of an acquired business or in realizing projected efficiencies, cost savings and revenue synergies;

•	potential loss of key employees or customers of the acquired businesses or adverse effects on existing business relationships with suppliers and customers;

•	adverse impact on overall profitability if acquired businesses do not achieve the financial results projected in NTIC’s valuation models;

•

reallocation of amounts of capital from other operating initiatives and/or an increase in NTIC’s leverage and debt service requirements to pay the acquisition purchase prices, which could in turn restrict our ability to access additional capital when needed or to pursue other important elements of NTIC’s business strategy;

•	inaccurate assessment of undisclosed, contingent or other liabilities or problems and unanticipated costs associated with the acquisition; and

•	incorrect estimates made in the accounting for acquisitions, incurrence of non-recurring charges and write-off of significant amounts of goodwill that could adversely affect NTIC’s operating results.

NTIC’s ability to grow through joint ventures, alliances and acquisitions will depend, in part, on the availability of suitable opportunities at an acceptable cost, NTIC’s ability to compete effectively for these opportunities and the availability of capital to complete such transactions.

NTIC relies on its independent distributors, manufacturer’s sales representatives and corporate joint ventures to market and sell its products.

In addition to its direct sales force, NTIC relies on its independent distributors, manufacturer’s sales representatives and corporate joint ventures to market and sell its products in the United States and internationally.  NTIC’s independent distributors, manufacturer’s sales representatives and joint venture partners might terminate their relationship with NTIC, or devote insufficient sales efforts to NTIC’s products.  NTIC does not control its independent distributors, manufacturer’s sales representatives and joint ventures and they may not be successful in implementing NTIC’s marketing plans. NTIC’s failure to maintain its existing relationships with its independent distributors, manufacturer’s sales representatives and joint ventures, or its failure to recruit and retain additional skilled independent distributors, manufacturer’s sales representatives and joint venture partners could have an adverse effect on NTIC’s operations.

NTIC has very limited staffing and will continue to be dependent upon key employees.

NTIC’s success is dependent upon the efforts of a small management team and staff.  NTIC’s future success will also depend in large part on its ability to identify, attract and retain other highly qualified managerial, technical, sales and marketing and customer service personnel. Competition for these individuals is intense, especially in the markets in which NTIC operates.  NTIC may not succeed in identifying, attracting and retaining these personnel.  The current management, other than the President and Chief Executive Officer, do not have any material stock ownership in NTIC or any contractual obligation to maintain employment.  The loss or interruption of services of any of NTIC’s key personnel, the inability to identify, attract or retain qualified personnel in the future, delays in hiring qualified personnel, or any employee slowdowns, strikes or similar actions could make it difficult for NTIC to manage its business and meet key objectives, which could harm NTIC’s business, financial condition and operating results.

NTIC relies on its management information systems for inventory management, distribution and other functions.  If these information systems fail to adequately perform these functions or if NTIC experiences an interruption in their operation, NTIC’s business and operating results could be adversely affected.

The efficient operation of NTIC’s business is dependent on its management information systems.  NTIC relies on its management information systems to effectively manage accounting and financial functions; manage order entry, order fulfillment and inventory replenishment processes; and to maintain its research and development data.  The failure of management information systems to perform as anticipated could disrupt NTIC’s business and product development and could result in decreased sales, causing NTIC’s business and operating results to suffer.  In addition, NTIC’s management information systems are vulnerable to damage or interruption from natural or man-made disasters, terrorist attacks and attacks by computer viruses or hackers, or power loss or computer systems, Internet, telecommunications or data network failure.  Any such interruption could adversely affect NTIC’s business and operating results.

NTIC’s reliance upon patents, trademark laws, trade secrets and contractual provisions to protect its proprietary rights may not be sufficient to protect its intellectual property from others who may sell similar products.

NTIC holds patents relating to various aspects of its products and believes that proprietary technical know-how is critical to many of its products.  Proprietary rights relating to NTIC’s products are protected from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents or are maintained in confidence as trade secrets.  NTIC cannot be certain that it will be issued any patents from any pending or future patent applications owned by or licensed to NTIC or that the claims allowed under any issued patents will be sufficiently broad to protect its technology.  In the absence of patent protection, NTIC may be vulnerable to competitors who attempt to copy NTIC’s products or gain access to its trade secrets and know-how.  NTIC’s competitors may initiate litigation to challenge the validity of NTIC’s patents, or they may use their resources to design comparable products that do not infringe NTIC’s patents.  NTIC may incur substantial costs if its competitors initiate litigation to challenge the validity of is patents or if it initiates any proceedings to protect its proprietary rights and if the outcome of any such litigation is unfavorable to NTIC, its business and operating results could be materially adversely affected.

In addition, NTIC relies on trade secrets and proprietary know-how that it seeks to protect, in part, by confidentiality agreements with its employees, and consultants.  These agreements may be breached and NTIC may not have adequate remedies for any such breach.  Even if these confidentiality agreements are not breached, NTIC’s trade secrets may otherwise become known or be independently developed by competitors.

If NTIC is unable to continue to enhance existing products and develop and market new products that respond to customer needs and achieve market acceptance, NTIC may experience a decrease in demand for its products, and its business could suffer.

One of NTIC’s strategies is to enhance its existing products and develop and market new products that respond to customer needs.  NTIC may not be able to compete effectively with its competitors unless NTIC can keep up with existing or new products in the markets in which it competes.  Product development requires significant financial and other resources. Although in the past NTIC has implemented lean manufacturing and other productivity improvement initiatives to provide investment funding for new products, NTIC cannot assure you that it will be able to continue to do so in the future.  Products improvements and new product introductions also require significant planning, design, development and testing at the technological, product, and manufacturing process levels and NTIC may not be able to timely develop product improvements or new products.  NTIC’s competitors’ new products may beat NTIC’s products to market, may be more effective or less expensive than NTIC’s products or render NTIC’s products obsolete.  Any new products that NTIC may develop may not receive market acceptance or otherwise generate any meaningful net sales or profits for NTIC relative to its expectations, based on, among other things, existing and anticipated investments in manufacturing capacity and commitments to fund advertising, marketing, promotional programs, and research and development.

NTIC faces intense competition in all of its product lines, including from competitors that have substantially greater resources than NTIC does.  NTIC cannot assure you it will be able to compete effectively, which would harm its business and operating results.

NTIC’s products are sold in highly competitive markets throughout the world.  The principal competitive factors in NTIC’s markets are pricing, product innovation, quality and reliability, product support and customer service and reputation.  NTIC competes in all of its products with numerous manufacturers, many of who have substantially greater financial, marketing, and other resources than NTIC does. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the promotion and sale of their products than NTIC can.  In addition, competition could increase if new companies enter the market or if existing competitors expand their product lines or intensify efforts within existing product lines.  NTIC’s current products, products under development and its ability to develop new and improved products may be insufficient to enable NTIC to compete effectively with its competitors. NTIC cannot assure you that it will be able to compete effectively, which would harm its business and operating results.

Recently enacted and future changes in securities laws and regulations have increased and are likely to continue to increase our costs.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, Securities and Exchange Commission rules and regulations and American Stock Exchange rules, create challenges and compliance requirements for publicly held companies, including NTIC.  NTIC’s efforts to comply with evolving laws, rules, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.  In particular, NTIC’s efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding its assessment of its internal control over financial reporting and its independent registered public accounting firm’s report on that assessment will require the commitment of significant financial and managerial resources.

NTIC is exposed to risks relating to evaluations of internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act and related regulations implemented by the SEC and the American Stock Exchange, are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming.  NTIC will be evaluating its internal controls systems to allow management to report on, and its independent registered public accounting firm to attest to, NTIC’s internal control over financial reporting.  NTIC will be performing the system and process evaluation and testing (and any necessary remediation) required to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act.  NTIC cannot be certain as to the timing of completion of its evaluation, testing and remediation actions or the impact of the same on its operations since there is presently no precedent available by which to measure compliance adequacy.  If NTIC is not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, NTIC may be subject to sanctions or investigation by regulatory authorities, including the SEC or the American Stock Exchange.  This type of action could adversely affect NTIC’s financial results or investors’ confidence in NTIC, and could cause NTIC’s stock price to decline.  In addition, the controls and procedures that NTIC may implement may not comply with all of the relevant rules and regulations of the SEC and the American Stock Exchange.  If NTIC fails to develop and maintain effective controls and procedures, it may be unable to provide the required financial information in a timely and reliable manner.

Item 2.	DESCRIPTION OF PROPERTY.

NTIC recently moved its corporate headquarters.  NTIC’s principal executive offices, production facilities and domestic research and development operations are currently located at 4201 Woodland Road, Circle Pines, Minnesota 55014.  NTIC purchased the real estate and 40,000 square feet building in which its new corporate headquarters is located pursuant to a like-kind exchange transaction within the meaning of Section 1031 of the Internal Revenue Code of 1986, as amended, for a purchase price of $1,475,000. To finance the transaction, NTIC obtained a secured term loan in the principal amount of $1,275,000.  The term loan matures on May 3, 2011, bears interest at a fixed rate of 8.01% and is payable in 59 monthly installments equal to approximately $10,775 (inclusive of principal and interest) commencing June 1, 2006.  All of the remaining unpaid principal and accrued interest is due and payable on the maturity date.  The loan is secured by a first lien on the real estate and building.

Prior to September 6, 2006, NTIC’s principal executive offices, production facilities and domestic research and development operations were located at 6680 North Highway 49, Lino Lakes, Minnesota 55014.  NTIC sold the real property and building in which NTIC’s former Lino Lakes corporate headquarters was located for a purchase price of $870,000 on September 8, 2006. The net book value of the building held for sale was $89,636 and the closing costs and fees associated with the sale of the property was $46,571.  The gain on sale of the property was $733,793 and will be reflected in NTIC’s first quarter fiscal 2007 financial results.

In fiscal 1999, a subsidiary of NTIC, NTI Facilities, Inc., acquired a one-third ownership of Omni-Northern Ltd., an Ohio limited liability company, in contemplation of NTI Facilities, Inc. entering into a lease agreement with Omni-Northern Ltd. for approximately 50% of the net rental space in a building owned by Omni-Northern Ltd.  Omni-Northern Ltd. owns and operates a rental property located at 23205 Mercantile Road, Beachwood, Ohio, comprising approximately two acres of land and a building of approximately 34,000 square feet.  The property has an approximate value of $2,205,000, based upon the cash-to-mortgage acquisition price of the property paid in fiscal 2000.  NTIC has guaranteed up to $329,082 of the Omni-Northern Ltd.’s $1,903,571 mortgage obligation with National City Bank, Cleveland, Ohio.  NTI Facilities, Inc. entered into a 15-year lease agreement with Omni-Northern Ltd. for approximately 17,000 square feet of office, manufacturing, laboratory and warehouse space, requiring monthly rental payments of $17,500, which are adjusted annually according to the annual consumer price index, through November 2014.  By its ownership in Omni-Northern Ltd., NTI Facilities Inc. is entitled to one-third of the operating results of Omni-Northern Ltd.  Omni-Northern has leased the remaining 50% of the net rental space to other third parties.

Item 3.	LEGAL PROCEEDINGS.

NTIC is involved in a legal action in Finland whereby NTIC sued a Finish company for trademark infringement.  The outcome of the legal action is unknown and any potential loss cannot be estimated at this time; however, the potential judgment or settlement resulting from the case could have a material impact on NTIC’s financial position or consolidated results of operations.  NTIC has put up a deposit of $445,469 that is being held by the courts in Finland against the defendants product that was seized as contraband pending the outcome of the lawsuit.

NTIC is involved in various other legal actions arising in the normal course of business.  Management is of the opinion that any judgment or settlement resulting from these pending or threatened actions would not have a material adverse effect on NTIC’s financial position or consolidated results of operations.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Item 4A.	EXECUTIVE OFFICERS OF REGISTRANT.

The executive officers of NTIC, their ages and the offices held, as of November 17, 2006, are as follows:

Name	Age	Position with NTIC

G. Patrick Lynch	39	President and Chief Executive Officer

Dr. Donald A. Kubik	66	Vice Chairman of the Board and Chief Technology Officer

Matthew C. Wolsfeld	32	Chief Financial Officer and Corporate Secretary

Mr. G. Patrick Lynch, an employee of NTIC since 1995, has been President since July 2005 and Chief Executive Officer since January 2006 and was appointed a director of NTIC in February 2004.  From July 2005 to January 2006, Mr. Lynch served as Chief Operating Officer.  Mr. Lynch served as President of North American Operations of NTIC from May 2004 to July 2005.  Prior to May 2004, Mr. Lynch held various positions with NTIC, including Vice President of Strategic Planning, Corporate Secretary and Project Manager.  Mr. Lynch is also an officer and director of Inter Alia Holding Company, a financial and management consulting firm that is a significant stockholder of NTIC.  Prior to joining NTIC, Mr. Lynch held positions in sales management for Fuji Electric Co., Ltd. in Tokyo, Japan, and programming project management for BMW AG in Munich, Germany.  Mr. Lynch received an M.B.A. degree from the University of Michigan Business School in Ann Arbor, Michigan.  Mr. Lynch is the son of Philip M. Lynch, a former Chairman of the Board and current Chairman Emeritus.

Dr. Donald A. Kubik has been employed by NTIC since 1978, was appointed Vice Chairman of the Board in September 1999 and Chief Technology Officer in May 2000.  Dr. Kubik served as Vice President of NTIC from 1979 to September 1999 and as Co-Chief Executive Officer of NTIC from September 1999 to May 2000.  Dr. Kubik is responsible for developing the patent that led to NTIC’s introduction of protective plastic film and paper products incorporating volatile corrosion inhibitors.  Prior to joining NTIC, Dr. Kubik held a research and development position with Minnesota Mining & Manufacturing Company (3M).

Mr. Matthew C. Wolsfeld, an employee of NTIC since February 2001, has been NTIC’s Chief Financial Officer since November 2001 and Corporate Secretary since November 2004.  Mr. Wolsfeld was Controller of NTIC from May 2001 through November 2001. Prior to joining NTIC, Mr. Wolsfeld held an auditing position with PricewaterhouseCoopers LLP in Minneapolis, Minnesota from 1997 to 2001.  Mr. Wolsfeld received a B.A. degree in Accounting from the University of Notre Dame and received his M.B.A. degree at the University of Minnesota, Carlson School of Business.  Mr. Wolsfeld is a Certified Public Accountant.

Officers of NTIC, their ages and the offices held, as of November 17, 2006, are as follows:

Name	Age	Position with NTIC

Prof. Efim Ya. Lyublinski	69	Vice President and Director of New Technologies and Applications Engineering

Vineet R. Dalal	37	Vice President and Director Global Market Development

Gautam Ramdas	33	Vice President and Director Global Market Development

Prof. Efim Ya. Lyublinski has been employed by NTIC since March 2000 in the position of Vice President and Director of New Technologies and Applications Engineering.  Prof. Lyublinski is a Member of the Russian Academy of Natural Sciences and NACE International the Corrosion Society.  From 1984 to 1999, Prof. Lyublinski was Head of Laboratory of Complex Methods of Corrosion Protection at the Central Research Institute of Structural Materials (“Prometey”), St. Petersburg, Russia.  Prof. Lyublinski also held a Senior Consulting Position with Osmos Technology, Boston, Massachusetts from 1995 to 1999.  Prof. Lyublinski holds 18 patents, is responsible for 64 inventions and has authored 14 books, 148 articles and lectured at more than 100 symposiums, conferences and congresses in the areas of materials science and corrosion. Prof. Lyublinski received the following Awards: in 1997, gold medal of the International Exhibition of Patents in Brussels (Belgium).  From 1975 to 1986 – three gold, three silver and one bronze medal from the Exhibitions of the Achievements of Russian National Economy.

Mr. Vineet R. Dalal, an employee of NTIC since 2004, Vice President and Director – Global Market Development since November 2005. Prior to joining NTIC, Mr. Dalal was a Principal in the Worldwide Product Development Practice of PRTM, a management consultancy to technology based companies. In this position, Mr. Dalal consulted to several Fortune 500 companies, in the areas of product strategy, Product Lifecycle Management (PLM) and technology management. Prior to that, Mr. Dalal held positions in program management and design engineering at National Semiconductor Corporation in Santa Clara, California. Mr. Dalal received an M.B.A. degree from the University of Michigan Business School in Ann Arbor, Michigan. He also holds an M.S. degree in Electrical and Computer Engineering from Oregon State University, and a B.Eng. degree in Electronics Engineering from Karnatak University, India.

Mr. Gautam Ramdas, an employee of NTIC since 2005, is Vice President and Director – Global Market Development. Prior to joining NTIC, Mr. Ramdas was a Manager in the Strategic Change group of IBM Business Consulting Services. In this position, Mr. Ramdas led consulting engagements at several Fortune 500 companies, in the areas of service strategy, global supplier relationship management and supply chain streamlining. Mr. Ramdas held positions in the E-Commerce and Supply Chain strategy groups at PricewaterhouseCoopers Management Consulting, again providing consulting services for Fortune 500 clients.  Prior to management consulting, Mr. Ramdas worked as a program manager and design engineer with Kinhill Engineers in Australia. He has also been involved in the start-up stage of successful small businesses in the US and in India. Mr. Ramdas received an M.B.A. from the University of Michigan Business School in Ann Arbor, Michigan. He also holds a bachelor’s degree in Mechanical Engineering from the College of Engineering, Guindy (Chennai), India.

PART II

Item 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

NTIC’s common stock trades on the American Stock Exchange under the symbol NTI.  The following table sets forth the high and low sales prices for NTIC’s common stock, as reported by the American Stock Exchange, for the fiscal quarters indicated:

	High	Low

Fiscal 2006:
Fourth quarter	$8.70	$6.70
Third quarter	8.32	5.98
Second quarter	8.41	5.89
First quarter	6.34	4.85
Fiscal 2005:
Fourth quarter	$6.10	$4.65
Third quarter	6.25	4.85
Second quarter	7.60	5.35
First quarter	7.30	5.25

Dividends

Although NTIC’s Board of Directors declared a cash dividend to NTIC’s stockholders of record as of December 3, 2004 in the amount of $0.07 per share, NTIC’s Board of Directors has not since declared or paid a cash dividend on NTIC’s common stock.  NTIC’s Board of Directors will continue to consider the payment of dividends annually, based on NTIC’s net income and operating cash requirements.

Number of Record Holders

As of August 31, 2006, there were approximately 310 record holders of NTIC’s common stock.  This does not include shares held in street name.

Recent Sales of Unregistered Equity Securities

NTIC did not issue any equity securities that were not registered under the Securities Act of 1933, as amended, during the fourth quarter of the fiscal year covered by this report.

Small Business Issuer Purchases of Equity Securities

NTIC did not purchase any shares of its common stock or any other equity securities of NTIC during the fourth quarter of the fiscal year covered by this report.

Item 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management’s Discussion and Analysis provides material historical and prospective disclosures intended to enable investors and other users to assess NTIC’s financial condition and results of operations.  Statements that are not historical are forward-looking and involve risks and uncertainties discussed under the captions “Forward-Looking Statements” and “Risk Factors” in Item 1 of this report.  The following discussion of the results of the operations and financial condition of NTIC should be read in conjunction with NTIC’s consolidated financial statements and the related notes thereto included under Part II, Item 7 entitled “Financial Statements” of this report.

Overview

NTIC focuses on developing, marketing and selling proprietary environmentally responsible materials science based products and technical services directly and via a network of independent distributors, manufacturer sales representatives and joint ventures in over 50 countries.  NTIC manufactures, markets and sells primarily rust and corrosion inhibiting products and services for automotive, electronics, electrical, mechanical and military applications, sold under the brand names Zerust® and EXCOR®.  NTIC also offers direct, worldwide on-site technical support on rust and corrosion issues.  In North America, NTIC markets its technical service and Zerust® products principally to industrial users by a direct sales force and through a network of independent distributors and sales representatives.  NTIC’s technical service representatives work directly with the end users of NTIC’s products to analyze their specific needs and develop systems to meet their technical requirements.

NTIC participates, either directly or indirectly through holding companies, in approximately 30 corporate joint venture arrangements in North America, South America, Europe, Asia and the Middle East.  Each of these joint ventures manufactures, markets and sells finished products generally in the countries to which it is assigned.  NTIC’s joint venture partners are knowledgeable in the applicable environmental, labor, tax and other requisite regulations and laws of the respective foreign countries in which they operate, as well as the local customs and business practices. While most of NTIC’s joint ventures currently sell rust and corrosion inhibiting products and custom packaging systems, NTIC also has joint ventures that manufacture, market and sell bio-based additives with both industrial and personal care applications, plastic recycling technology and electronic sensing instruments.

React-NTI LLC is an industrial chemical corporate joint venture of NTIC that focuses on the development, manufacture and marketing of proprietary lines of bio-based additives with both industrial and personal care applications.  Based on cotton, soy, corn and other renewable resources, React-NTI products outperform many synthetically derived competing alternatives.  React-NTI’s target market includes NTIC’s existing industrial customer base, as well as the personal care and cosmetics industry.  As of February 28, 2005, NTIC began fully consolidating this 75% owned subsidiary, which was previously accounted for using the equity method.

NTIC conducts all foreign transactions based on the U.S. dollar, except for its investments in various foreign corporate joint ventures.  The exchange rate differential relating to investments in foreign corporate joint ventures is accounted for under the requirements of SFAS No. 52, Foreign Currency Translation.

NTIC’s consolidated net sales increased 12.1% during fiscal 2006 as compared to fiscal 2005 primarily as a result of the increase in demand of Zerust® products and of React-NTI products to new and existing customers in North America.  Net sales of Zerust® products increased $1,501,881 to $12,099,187 and net sales of React-NTI products increased $286,411 to $4,505,777 during fiscal 2006 as compared to the same period in fiscal 2005.

Cost of sales as a percentage of net sales increased to 62.3% in fiscal 2006 as compared to 60.5% for fiscal 2005 primarily as a result of an increase in raw material prices, including in particular plastic resins.

Total net sales of all of NTIC’s joint ventures increased 11.9% to $63,959,090 during fiscal 2006 as compared to $57,167,054 during fiscal 2005.  NTIC receives fees for technical and other support services it provides to its joint ventures based on the revenues of the individual joint ventures.  NTIC recognized increased fee income for such technical and support services in fiscal 2006 as compared to fiscal 2005 as a result of the increase in total net sales of the joint ventures.  NTIC incurs direct expenses related to its corporate joint ventures and holding companies.  Such expenses include consulting, travel, technical and marketing services to existing joint ventures, legal fees incurred in the establishment of new joint ventures, registration and promotion and legal defense of worldwide trademarks, and legal fees incurred in connection with the filing of patent applications.  NTIC incurred increased direct joint venture expenses in fiscal 2006 as compared to fiscal 2005 primarily as a result of a reserve established for the potential future write-off of a note receivable in the amount of $571,000.

NTIC’s working capital was $2,221,334 at August 31, 2006, including $299,117 in cash and cash equivalents.  In August 2006, NTIC increased its existing $1,000,000 revolving credit facility with National City Bank to $1,500,000.  As of August 31, 2006, NTIC had borrowed $610,000 under the revolving credit facility.  Subsequent to August 31, 2006, NTIC borrowed an additional $582,000 under the revolving credit facility bringing the outstanding balance as of November 17, 2006 to $1,192,000.    The revolving credit facility expires on January 31, 2007.  NTIC intends to renew or replace this facility on or prior to the January 31, 2007 maturity date.

NTIC paid a cash dividend of $0.07 per share, based on fiscal 2004 results, in fiscal 2005.  NTIC elected not to pay a dividend in fiscal 2006, based on fiscal 2005 results, or thus far in fiscal 2007, based on fiscal 2006 results, in order to preserve cash and make investments in future operations.  NTIC expects to meet its future liquidity requirements during at least the next twelve months by using its existing cash and cash equivalents, forecasted cash flows from future operations, distributions of earnings and technical assistance fees to NTIC from its joint venture investments and funds available through existing or anticipated financing arrangements.

Results of Operations

Fiscal Year 2006 Compared to Fiscal Year 2005

The following table sets forth NTIC’s consolidated results of operations for fiscal 2006 and fiscal 2005.  These results of operations exclude the impact NTIC’s activities with its joint ventures, other than React-NTIC LLC.  As is more fully explained in note 2 to NTIC’s consolidated financial statements, the results of React-NTI LLC are included in the figures below.

	Fiscal 2006	% of Net Sales	Fiscal 2005	% of Net Sales	$ Change	% Change

Net sales	$16,604,964	100.0%	$14,816,672	100.0%	$1,788,292	12.1%
Cost of sales	$10,346,437	62.3%	$8,967,155	60.5%	$1,379,282	15.4%
Selling expenses	$3,075,072	18.5%	$2,714,740	18.3%	$360,332	13.3%
General and administrative expenses	$2,795,194	16.8%	$2,364,667	16.0%	$430,527	18.2%
Lab and technical support expenses	$296,676	1.8%	$759,662	5.1%	$(462,986)	(60.9)%

Net Sales.  NTIC’s consolidated net sales originating in the United States increased in fiscal 2006 compared to fiscal 2005 primarily as a result of the increase in demand of Zerust® products and of React-NTI products to new and existing customers in North America.  Net sales of Zerust® products increased $1,501,881 to $12,099,187 and net sales of React-NTI products increased $286,411 to $4,505,777 in fiscal 2006 as compared to in fiscal 2005.

Cost of Sales.  Cost of sales increased 15.4% in fiscal 2006 compared to fiscal 2005 primarily as a result of the increase in net sales.   Cost of sales as a percentage of net sales also increased slightly in fiscal 2006 compared to fiscal 2005 primarily as a result of an increase in raw material prices, primarily plastic resins.

Selling Expenses.  NTIC’s selling expenses increased in fiscal 2006 compared in fiscal 2005 primarily as a result of increases in (i) consulting expense of $145,000, (ii) promotional materials expense of $71,000, (iii) travel expenses of $38,000, (iv) telecommunications expense of $26,000, (v) auto expense of $25,000 (vi) salary expense related of $166,000 and (vii) insurance expense of $23,000.  These increases were partially offset by decreases in (i) selling expense related to the sale of React products of $93,000, and (ii) commissions to salespeople and manufacturer’s representatives totaling $63,000.  As a percentage of net sales, selling expenses increased slightly in fiscal 2006 compared to in fiscal 2005, primarily as a result of the changes in spending as described above.  Selling expenses as a percentage of net sales increased in fiscal 2006 compared to in fiscal 2005 primarily as a result of the increased efforts to diversify our existing product lines and new product lines into new markets.

General and Administrative Expenses.  NTIC’s general and administrative expenses increased in fiscal 2006 compared to in fiscal 2005 primarily as a result of increases in (i) salaries and wage expense increases of $118,000, (ii) insurance expense of $132,000, (iii) management bonus of $185,000, (iv) travel expense of $97,000 (v) general and administrative expense related to the sale of React products of $154,000.  These increases were partially offset by decreases in (i) legal expense of $68,000 and (ii) directors’ fees and expenses of $113,000, (iii) shipping expense of $32,000 and (iv) telecommunications expense of $29,000.  As a percentage of net sales, general and administrative expenses increased slightly in fiscal 2006 compared to in fiscal 2005, primarily as a result of the changes in spending as described above.  General and administrative expenses as a percentage of net sales increased in fiscal 2006 compared to in fiscal 2005 primarily as a result of the increased efforts to support the diversification of our new and existing product lines into new markets.

Lab and Technical Support Expenses.  NTIC’s lab and technical support expenses decreased in fiscal 2006 compared to in fiscal 2005 primarily due to the transfer of employees from the lab and technical support area to research and development associated with corporate joint venture support, which decreased lab and technical support expenses by $450,000.  As a percentage of net sales, lab and technical support expenses decreased in fiscal 2006 compared in fiscal 2005 primarily as a result of the transfer of employees and decrease in spending as described above.

International Corporate Joint Ventures and Holding Companies.  Net sales of NTIC’s corporate joint ventures in fiscal 2006 and fiscal 2005, excluding React-NTI LLC, were as follows:

	Fiscal 2006	Fiscal 2005

Industrial chemical	$62,266,618	$55,606,933
Non-industrial chemical	1,342,472	1,210,121
Business consulting	350,000	350,000

Total	$63,959,090	$57,167,054

NTIC had equity in income of corporate joint ventures and holding companies of $2,713,096 in fiscal 2006 compared to $1,968,777 in fiscal 2005.  The increase in equity in income was due to the significant increase in profitability from the corporate joint ventures as a whole.

NTIC receives fees for technical and other support services it provides to its corporate joint ventures based on the revenues of the individual corporate joint ventures.  NTIC recognized fee income for such support of $4,695,124 in fiscal 2006 compared to $4,136,913 in fiscal 2005.  The increase in fees for technical and other support to its corporate joint ventures was due to the significant increase in total net sales of the corporate joint ventures.

	Fiscal 2006	Fiscal 2005	$ Change	% Change

Total net sales of corporate joint ventures, excluding React-NTI LLC	$63,959,090	$57,167,054	$6,792,036	11.9%
NTIC’s fee income for technical and other support services	$4,695,124	$4,136,913	$558,211	13.5%
NTIC’s direct expenses incurred related to corporate joint ventures and holding companies	$5,481,757	$4,977,375	$504,382	10.1%

NTIC sponsors a worldwide corporate joint venture conference approximately every three to four years in which all of its corporate joint ventures are invited to participate.  The most recent conference was in August 2005 and the next corporate joint venture conference is scheduled to be held in 2008.  NTIC defers a portion of its technical and other support fees received from its corporate joint ventures in each accounting period leading up to the conference, reflecting that NTIC has not fully earned the payments received during that period.  There was $96,000 of deferred income recorded within other accrued liabilities at August 31, 2006.  The costs associated with these joint venture conferences are offset against the deferral as incurred, generally in the period in which the conference is held and immediately before.

NTIC incurred direct expenses related to its corporate joint ventures and the holding companies of $5,481,757 in fiscal 2006 compared to $4,977,375 in fiscal 2005.  These expenses include: product and business development, consulting, travel, establishment of a reserve on a note receivable, technical and marketing services to existing joint ventures, legal fees regarding the establishment of new joint ventures, registration and promotion and legal defense of worldwide trademarks and legal fees incurred in the filing of patent applications for new technologies to which NTIC acquired certain rights.  The increase in direct expenses incurred relating to NTIC’s corporate joint ventures and holding companies in fiscal 2006 compared to in fiscal 2005 was attributable to increases in (i) expenses related to the transfer of employees from the lab and technical support area to research and development associated with corporate joint venture support of $450,000 (ii) amortization expense of $81,000 and (iii) establishment of a reserve for a note receivable of $571,000. These increase were partially offset by decreases in (i) legal fees of $33,000, (ii) insurance expense of $128,000, (iii) travel expenses of $91,000, (iv) loan forgiveness of $96,000 and (v) consulting fees of $271,000. As a percentage of net sales, direct expenses incurred relating to NTIC’s corporate joint ventures and holding companies decreased in fiscal 2006 compared to in fiscal 2005, primarily as a result of the changes in spending as described above.

Interest Income.  NTIC’s interest income decreased to $34,251 in fiscal 2006 compared to $96,282 for fiscal 2005 primarily as a result of lower average invested cash balances and fewer notes receivable in fiscal 2006.

Interest Expense.  NTIC’s interest expense increased to $94,751 in fiscal 2006 compared to $36,090 for fiscal 2005 as a result of higher average outstanding borrowings under NTIC’s revolving line of credit in fiscal 2006 compared to in fiscal 2005 and the entering into of the term note in May 2005 in connection with NTIC’s purchase of the real estate and building for its new corporate headquarters.

Income Before Income Taxes.  Income before income taxes increased to $1,973,065 in fiscal 2006 compared to $1,209,281 in fiscal 2005.

Income Taxes. Income tax expense for fiscal 2006 and 2005 was calculated based on management’s estimate of NTIC’s annual effective income tax rate.  NTIC’s annual effective income tax rate for fiscal 2006 is lower than the statutory rate primarily due to NTIC’s equity in income of corporate joint ventures being recognized for book purposes based on our share of after-tax earnings of these entities.  For tax purposes, to the extent joint ventures’ undistributed earnings are distributed to NTIC, it is not expected to result in any material additional income tax liability after the application of foreign tax credits.

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

Net Sales.  NTIC’s consolidated net sales originating in the United States increased in fiscal 2005 compared to fiscal 2004 primarily as a result of the increase in net sales of React-NTI to its existing customers in North America.  Net sales of React-NTI increased $1,192,771 to $4,219,366 for fiscal 2005 compared to $3,026,595 for fiscal 2004.  Net sales of NTIC’s traditional Zerust product line decreased $318,370 in fiscal 2005 to $10,597,306 compared to $10,915,676 in fiscal 2004.

Cost of Sales.  Cost of sales increased 14.9% in fiscal 2005 compared to fiscal 2004 primarily as a result of the increase in net sales.   Cost of sales as a percentage of net sales also increased in fiscal 2005 compared to fiscal 2004 primarily as a result of the increase in net sales of React-NTI products that have lower gross profit margins than NTIC’s corrosion inhibiting products in fiscal 2005 compared to fiscal 2004.

Selling Expenses.  NTIC’s selling expenses decreased in fiscal 2005 compared to fiscal 2004 primarily as a result of a combination of decreased travel expenses of $53,000, trade show expenses of $17,000, sales promotion materials of $28,000 and commissions to salespeople and commissions to manufacturer’s representatives of $73,000, offset by increases related to sales consulting payments of $30,000 and advertising expenses of $14,000.  Additionally, selling expense related to React NTI decreased $233,000.  Selling expenses as a percentage of net sales decreased in fiscal 2005 compared to fiscal 2004 primarily as a result of decreased travel and associated expenses, which NTIC reduced as a cost control measure.

General and Administrative Expenses.  NTIC’s general and administrative expenses decreased for fiscal 2005 compared to fiscal 2004 primarily as a result of decreases related to reduction in education expense of $45,000, travel of $26,000, outside consulting of $62,000, offset by increases in Sarbanes-Oxley consulting fees of $35,000.  Additionally, General and Administrative expenses related to React NTI decreased by $47,000.  As a percentage of net sales, general and administrative expenses decreased for fiscal 2005 compared to fiscal 2004 primarily as a result of the decrease in spending as described above.

Lab and Technical Support Expenses.  NTIC’s lab and technical support expenses increased in fiscal 2005 compared to fiscal 2004 primarily as a result of increase in salaries of $216,000, offset by decreases in travel of $75,000, and consulting of $40,000.  NTIC increased its spending on lab and technical support in an effort to support its increased sales network and better serve its existing customers and joint ventures.  As a percentage of net sales, lab and technical support expenses increased slightly in fiscal 2005 compared to fiscal 2004 primarily as a result of the increase in expenses.

International Corporate Joint Ventures and Holding Companies.  Net sales of NTIC’s corporate joint ventures in fiscal 2005 and fiscal 2004, excluding React-NTI LLC, were as follows:

	Fiscal 2005	Fiscal 2004

Industrial chemical	$55,606,933	$42,664,235
Non-industrial chemical	1,210,121	1,118,133
Business consulting	350,000	339,303

Total	$57,167,054	$44,121,671

NTIC had equity in income of corporate joint ventures and holding companies of $1,968,777 in fiscal 2005 compared to $1,521,074 in fiscal 2004.  The increase in equity in income was due to the significant increase in profitability from the corporate joint ventures as a whole.

NTIC receives fees for technical and other support services it provides to its corporate joint ventures based on the revenues of the individual corporate joint ventures.  NTIC recognized fee income for such support of $4,136,913 in fiscal 2005 compared to $3,621,353 in fiscal 2004.  The increase in fees for technical and other support to its corporate joint ventures was due to the significant increase in total net sales of the corporate joint ventures.

	Fiscal 2005	Fiscal 2004	$ Change	% Change

Total net sales of corporate joint ventures, excluding React-NTI LLC	$57,167,054	$44,121,671	$13,045,383	30.0%
NTIC’s fee income for technical and other support services	$4,136,913	$3,621,353	$515,560	14.2%
NTIC’s direct expenses incurred related to corporate joint ventures and holding companies	$4,977,375	$4,038,678	$938,697	23.2%

There was $74,702 of deferred royalty income recorded within other accrued liabilities at August 31, 2005, related to NTIC’s worldwide corporate joint venture conference.  Total expenses incurred in connection with the September 2005 conference as of August 31, 2005 were $331,423.  The costs associated with these joint venture conferences are recognized as incurred, generally in the period in which the conference is held and immediately before.

NTIC incurred direct expenses related to its corporate joint ventures and the holding companies of $4,977,375 in fiscal 2005 compared to $4,038,678 in fiscal 2004.  These expenses include:  product and business development, consulting, travel, technical and marketing services to existing joint ventures, legal fees regarding the establishment of new joint ventures, registration and promotion and legal defense of worldwide trademarks, and legal fees incurred in connection with the filing of patent applications.  The increase in such direct expenses in fiscal 2005 compared to fiscal 2004 was attributable to increases in management and coordinator salaries of $150,000, Inter Alia expense reimbursement of $195,000, group insurance of $70,000, travel expense of $134,000, testing of $95,000, legal of $50,000, loan forgiveness to existing corporate joint ventures of $97,000 and external consulting services of $134,000.

Such increased expenses derived from NTIC’s efforts to establish new corporate joint ventures and build up the technical support for the existing corporate joint ventures out of the Beachwood, Ohio location.

Interest Income.  NTIC’s interest income increased to $96,282 in fiscal 2005 compared to $63,734 for fiscal 2004 primarily as a result of higher average invested cash balances in fiscal 2005.

Interest Expense.  NTIC’s interest expense increased to $36,090 in fiscal 2005 compared to $0 for fiscal 2004 as a result of NTIC’s use of its revolving line of credit in fiscal 2005.

Income Before Income Taxes.  Income before income taxes decreased $16,034 to $1,209,281 in fiscal 2005 compared to $1,225,315 in fiscal 2004.

Income Taxes. Income tax expense for fiscal 2005 and 2004 was calculated based on management’s estimate of NTIC’s annual effective income tax rate.  NTIC’s annual effective income tax rate for fiscal 2005 is lower than the statutory rate primarily due to NTIC’s equity in income of corporate joint ventures being recognized based on after-tax earnings of these entities.  To the extent joint ventures’ undistributed earnings are distributed to NTIC, it is not expected to result in any material additional income tax liability after the application of foreign tax credits.

Liquidity and Capital Resources

Sources of Cash and Working Capital.  As of August 31, 2006, NTIC’s working capital was $2,221,334, including $299,117 in cash and cash equivalents, compared to working capital of $2,697,693, including $327,458 in cash and cash equivalents, as of August 31, 2005.

NTIC increased its revolving credit facility from $1,000,000 to $1,500,000 in August 2006.  The facility expires on January 31, 2007. Outstanding amounts under the revolving credit facility bear interest at an annual rate based on LIBOR plus 2.25%.  As of August 31, 2006, the interest rate was 7.58%, and the average for the year ended August 31, 2006 was 6.98%.  Amounts borrowed under the facility are collateralized by a lien on substantially all of NTIC’s assets, excluding its corporate joint venture interests and intellectual property rights.  The credit documents contain other terms and provisions (including representations, covenants and conditions) customary for transactions of this type. Significant financial covenants include minimum fixed charge coverage ratio of 1.0 to 1.0.  Other covenants include a prohibition on any merger or consolidation without prior consent of the lender and restrictions on future credit extensions and non-equity investments and the incurrence of additional indebtedness without the lender’s prior consent. NTIC is in compliance with all covenants under the revolving credit facility.  The facility contains customary events of default, including nonpayment of principal or other amounts when due; breach of covenants; inaccuracy of representations and warranties; cross-default and/or cross-acceleration to other indebtedness; non-compliance with laws; certain voluntary and involuntary bankruptcy events; judgments entered against NTIC; and a sale of material assets. If an event of default occurs and is continuing, the lender may, among other things, terminate its obligations thereunder and require NTIC to repay all amounts thereunder.  As of August 31, 2006, $610,000 was outstanding under the facility.  NTIC has the right to prepay the facility at any time without premium or penalty.  NTIC has borrowed $582,000 on the revolving credit facility subsequent to August 31, 2006, to bring the balance as of November 17, 2006 to $1,192,000.  The line of credit is subject to a borrowing base calculation and at August 31, 2006, NTIC had $890,000 available.

NTIC believes that a combination of its existing cash and cash equivalents, funds available through existing or anticipated financing arrangements and forecasted cash flows, will continue to be adequate to fund its operations, capital expenditures, debt repayments and stock repurchases for at least the next twelve months.

Uses of Cash and Cash Flows.  Cash flows provided by operations during fiscal 2006 was $855,467, which resulted principally from net income after excluding the effect of depreciation and amortization expense and the write-off of a certain note receivable, as well as an increase in accrued liabilities and a decrease in inventories, all offset by equity income of corporate joint ventures, trade excluding corporate joint ventures and an increase in prepaid expenses.  Cash flows used in operations during fiscal 2005 was $1,363,175, which resulted principally from net income, depreciation and amortization expense, accounts payable and technical receivables from corporate joint ventures being offset by equity income of corporate joint ventures, trade excluding corporate joint ventures, inventories and accrued liabilities.

Net cash used in investing activities during fiscal 2006 was $1,669,020, which resulted from additions to property and equipment and industrial patents, offset by dividends received from corporate joint ventures and cash received on loans.  Net cash provided by investing activities during fiscal 2005 was $244,663, which resulted from dividends received from corporate joint ventures, offset by loans made, investments in corporate joint ventures and additions to property and equipment and industrial patents.

Net cash provided by financing activities during fiscal 2006 was $785,212, which resulted primarily from the borrowings on a term loan, exercising of stock options and bank overdrafts, offset by the payoff of the note payable and repayments on the line of credit.  Net cash provided by financing activities during fiscal 2005 was $783,952, which resulted primarily from borrowing on the line of credit, partially offset by dividends paid to stockholders.

Capital Expenditures and Commitments.  NTIC has no material lease commitments as of August 31, 2006, except a lease agreement entered into by NTI Facilities, Inc., a subsidiary of NTIC, for approximately 16,994 square feet of office, manufacturing, laboratory and warehouse space in Beachwood, Ohio, requiring monthly payments of $17,500, which are adjusted annually according to the annual consumer price index, through November 2014.  NTIC has no postretirement benefit plan and does not anticipate establishing any postretirement benefit program.

NTIC recently moved its corporate headquarters.  NTIC purchased the real estate and 40,000 square feet building in which its new corporate headquarters is located pursuant to a like-kind exchange transaction within the meaning of Section 1031 of the Internal Revenue Code of 1986, as amended, for a purchase price of $1,475,000. To finance the transaction, NTIC obtained a secured term loan in the principal amount of $1,275,000.  The term loan matures on May 3, 2011, bears interest at a fixed rate of 8.01% and is payable in 59 monthly installments equal to approximately $10,775 (inclusive of principal and interest) commencing June 1, 2006.  All of the remaining unpaid principal and accrued interest is due and payable on the maturity date.  The loan is secured by a first lien on the real estate and building.

NTIC sold the real property and building in which NTIC’s former Lino Lakes corporate headquarters was located for a purchase price of $870,000 on September 8, 2006 .  The net book value of the building held for sale was $89,636 and the closing costs and fees associated with the sale of the property was $46,571.  The gain on sale of the property was $733,793 and will be reflected in NTIC’s first quarter fiscal 2007 financial results.

Off-Balance Sheet Arrangements

NTIC does not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet financial arrangements. As such, NTIC is not materially exposed to any financing, liquidity, market or credit risk that could arise if NTIC had engaged in such arrangements.

In fiscal 1999, a subsidiary of NTIC, NTI Facilities, Inc., acquired a one-third ownership of Omni-Northern Ltd., which owns and operates a rental property located at 23205 Mercantile Road, Beachwood, Ohio.  The property has an approximate value of $2,205,000, based upon the cash-to-mortgage acquisition price of the property paid in fiscal 2000.  NTIC has guaranteed up to $329,082 of Omni-Northern Ltd.’s $1,903,571 mortgage obligation with National City Bank, Cleveland, Ohio.  The building is fully leased at present.

Inflation and Seasonality

Inflation in the U.S. and abroad has historically had little effect on NTIC.  NTIC’s business has not historically been seasonal.

Market Risk

NTIC is exposed to some market risk stemming from changes in foreign currency exchange rates, commodity prices and interest rates.

NTIC is exposed to foreign currency exchange rate risk arising from its investments in its foreign corporate joint ventures and holding companies since NTIC’s fees for technical support and other services and dividend distributions from these foreign entities are paid in foreign currencies.  NTIC’s principal exchange rate exposure is with the Euro, the Japanese yen, Korean won and the English pound against the U.S. dollar.  NTIC does not hedge against its foreign currency exchange rate risk.  Since NTIC’s investments in its corporate joint ventures and holding companies are accounted for using the equity method, any changes in foreign currency exchange rates would be reflected as a foreign currency translation adjustment and would not change the equity in income of joint ventures and holding companies reflected in NTIC’s consolidated statement of income.

Some raw materials used in NTIC’s products are exposed to commodity price changes.  The primary commodity price exposures are with a variety of plastic resins.

NTIC’s revolving credit facility bears interest at a rate based on LIBOR and thus may subject NTIC to some market risk on interest rates.  $610,000 was outstanding under this facility as of August 31, 2006.

Related Party Transactions

See note 18 to NTIC’s consolidated financial statements for related party transaction disclosure.

Critical Accounting Policies

The preparation of NTIC’s consolidated financial statements requires management to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Securities and Exchange Commission has defined a company’s most critical accounting policies as those that are most important to the portrayal of its financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, NTIC has identified the following critical accounting policies. Although NTIC believes that its estimates and assumptions are reasonable, they are based upon information available when they are made. Actual results may differ significantly from these estimates under different assumptions or conditions.

Investments in Corporate Joint Ventures

NTIC’s investments in corporate joint ventures are accounted for using the equity method, except for React-NTI LLC which has been fully consolidated, due to the adoption of FIN 46R.  Periodically, NTIC evaluates the investments for any impairment and assesses the future cash flow projections to determine if there are any going concern issues.  If an investment were determined to be impaired, then a reserve would be created to reflect the impairment on the financial results of NTIC.  NTIC’s evaluation of its investments in corporate joint ventures requires NTIC to make assumptions about future cash flows of its corporate joint ventures.  These assumptions require significant judgment and actual results may differ from assumed or estimated amounts.  NTIC’s investments in corporate joint ventures were $10,772,102 and $8,622,361 as of August 31, 2006 and 2005, respectively.

Principles of Consolidation

The consolidated financial statements include the accounts of Northern Technologies International Corporation, its wholly owned subsidiaries, NTI Facilities, Inc. and Northern Technologies Holding Company, LLC, and React-NTI LLC.  All significant intercompany transactions and balances have been eliminated in consolidation.

Accounts and Notes Receivable

NTIC values accounts and notes receivable, net of an allowance for doubtful accounts. Each quarter, NTIC prepares an analysis of its ability to collect outstanding receivables that provides a basis for an allowance estimate for doubtful accounts.  In doing so, NTIC evaluates the age of its receivables, past collection history, current financial conditions of key customers, and economic conditions. Based on this evaluation, NTIC establishes a reserve for specific accounts and notes receivable that it believes are uncollectible, as well as an estimate of uncollectible receivables not specifically known.  A deterioration in the financial condition of any key customer or a significant slow down in the economy could have a material negative impact on NTIC’s ability to collect a portion or all of the accounts and notes receivable. NTIC believes that an analysis of historical trends and its current knowledge of potential collection problems provide NTIC with sufficient information to establish a reasonable estimate for an allowance for doubtful accounts. However, since NTIC cannot predict with certainty future changes in the financial stability of its customers, NTIC’s actual future losses from uncollectible accounts may differ from its estimates. In the event NTIC determined that a smaller or larger uncollectible accounts reserve is appropriate, NTIC would record a credit or charge to selling expense in the period that it made such a determination. Accounts receivable have been reduced by an allowance for uncollectible accounts of $10,000 and $13,085 at August 31, 2006 and August 31, 2005, respectively.

Revenue Recognition

In recognizing revenue, NTIC applies the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition.  NTIC recognizes revenue from the sale of its products when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed and determinable and collection of the resulting receivable is reasonably assured.  These criteria are met at the time of shipment when risk of loss and title pass to the customer or distributor.

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

Stock Based Compensation

In accordance with Accounting Principles Board (APB) Opinion No. 25 and related interpretations, NTIC uses the intrinsic value-based method for measuring stock-based compensation cost which measures compensation cost as the excess, if any, of quoted market price of NTIC’s common stock at the grant date over the amount the employee must pay for the stock.  NTIC’s general policy is to grant stock options at fair value at the date of grant. NTIC did not recognize any expense in its consolidated financial statements as all option grants were made at fair market value.  Options and warrants issued to non-employees are recorded at fair value, as required by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”, using the Black-Scholes pricing method.

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.”  SFAS No. 148 is an amendment to SFAS No. 123 providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and also provides required additional disclosures about the method of accounting for stock-based employee compensation. NTIC adopted the annual disclosure provision of SFAS No. 148 during the fiscal year ended August 31, 2004.  NTIC chose not to adopt the voluntary change to the fair value based method of accounting for stock-based employee compensation, pursuant to SFAS No. 148.

NTIC has adopted the disclosure-only provisions of SFAS No. 148, Accounting for Stock-Based Compensation.  Accordingly, no compensation cost has been recognized with respect to stock options.  Had compensation cost for stock options been determined based on the fair value methodology prescribed by SFAS 123, NTIC’s net loss and net loss per share would have been reduced to the pro forma amounts set forth in note 3 to NTIC’s consolidated financial statements.

In December 2004, FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, that focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  Beginning with NTIC’s quarterly period that begins September 1, 2006, NTIC will be required to expense the fair value of employee stock options and similar awards.  As a public company, NTIC is allowed to select from two alternative transition methods, each having different reporting implications.  The impact of SFAS No. 123R on NTIC’s consolidated financial statements has not been determined at this time.

Recent Accounting Pronouncements

See note 2 to NTIC’s consolidated financial statements for a discussion of recent accounting pronouncements.

Item 7.	FINANCIAL STATEMENTS.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following items are included herein:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders, Audit Committee and Board of Directors
Northern Technologies International Corporation & Subsidiaries

We have audited the accompanying consolidated balance sheets of Northern Technologies International Corporation and Subsidiaries (the “Company”) as of August 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.  We did not audit the financial statements of certain Company joint ventures, as described in Note 8, the investments in which are accounted for by the equity method of accounting.  The investments in these joint ventures was $4,237,954 and $3,232,697 as of August 31, 2006 and 2005, respectively, and the equity in their net income was $1,192,927 and $557,434, respectively for the years then ended.  The financial statements of these joint ventures were audited by other auditors whose reports have been furnished to us, and our opinion, in insofar as it relates to the amounts included for the joint ventures is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of August 31, 2006 and 2005 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Virchow, Krause & Company, LLP

Minneapolis, Minnesota
November 6, 2006

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - AUGUST 31, 2006 AND 2005

	August 31, 2006	August 31, 2005

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$299,117	$327,458
Receivables:
Trade excluding corporate joint ventures, less allowance for doubtful accounts of $10,000 & $13,085 at August 31, 2006 & 2005, respectively	1,772,568	1,990,589
Trade corporate joint ventures	598,162	450,843
Technical and other services, corporate joint ventures	1,357,754	1,093,688
Income taxes	333,819	517,019
Inventories	1,377,953	1,547,769
Prepaid expenses	233,648	149,638
Deferred income taxes	237,088	27,088

Total current assets	6,210,109	6,104,092
PROPERTY AND EQUIPMENT, net	3,430,573	720,646
OTHER ASSETS:
Investments in corporate joint ventures:
Industrial chemical	10,397,463	8,296,390
Industrial non-chemical	374,639	325,971
Deferred income taxes	628,197	497,197
Notes receivable and foreign deposit	497,179	1,522,922
Note from employee	56,679	82,116
Industrial patents and trademarks, net	996,592	1,060,217
Goodwill	304,000	304,000
Other	375,199	383,267

	13,629,948	12,472,080

	$23,270,630	$19,296,818

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank overdrafts	$328,804	$—
Borrowings made on line of credit	610,000	1,000,000
Current portion of notes payable	27,310	554,870
Accounts payable	1,775,926	1,284,784
Accrued liabilities:
Payroll and related benefits	1,056,556	265,174
Deferred joint venture royalties	96,000	74,702
Other	94,179	226,869

Total current liabilities	3,988,775	3,406,399
NOTES PAYABLE, NET OF CURRENT PORTION	1,240,848	—
MINORITY INTEREST	55,254	67,538
STOCKHOLDERS’ EQUITY:
Preferred stock, no par value; authorized 10,000 shares; none issued and outstanding	—	—
Common stock, $0.02 par value per share; authorized 10,000,000 shares; issued and outstanding 3,618,993 and 3,589,993, respectively	72,380	71,800
Additional paid-in capital	4,272,635	4,140,095
Retained earnings	12,895,574	11,176,509
Accumulated other comprehensive income	745,164	434,477

Total stockholders’ equity	17,985,753	15,822,881

	$23,270,630	$19,296,818

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED AUGUST 31, 2006 AND 2005

	2006	2005

NORTH AMERICAN OPERATIONS:
Net sales	$16,604,964	$14,816,672
Cost of sales	10,346,437	8,967,155

Gross profit	6,258,527	5,849,517
Operating expenses:
Selling	3,075,072	2,714,740
General and administrative	2,795,194	2,364,667
Lab and technical support	296,676	759,662

	6,166,942	5,839,069
NORTH AMERICAN OPERATING INCOME	91,585	10,448
CORPORATE JOINT VENTURES AND HOLDING COMPANIES:
Equity in income of industrial chemical corporate joint ventures and holding companies	2,678,901	1,937,230
Equity in income of industrial non-chemical corporate joint ventures and holding companies	34,195	31,547
Fees for technical support and other services provided to corporate joint ventures	4,695,124	4,136,913
Expenses incurred in support of corporate joint ventures	(5,481,757)	(4,977,375)

INCOME FROM ALL CORPORATE JOINT VENTURES AND HOLDING COMPANIES	1,926,463	1,128,315
INTEREST INCOME	34,251	96,282
INTEREST EXPENSE	(94,751)	(36,090)
OTHER INCOME	3,233	—
MINORITY INTEREST	12,284	10,326

INCOME BEFORE INCOME TAX EXPENSE	1,973,065	1,209,281
INCOME TAX EXPENSE	254,000	16,000

NET INCOME	$1,719,065	$1,193,281
NET INCOME PER COMMON SHARE:
Basic	$0.48	$0.33

Diluted	$0.47	$0.33

WEIGHTED AVERAGE COMMON SHARES ASSUMED OUTSTANDING:
Basic	3,603,340	3,584,085

Diluted	3,630,677	3,600,485

DIVIDENDS PAID PER COMMON SHARE	—	$0.07

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AUGUST 31, 2006 AND 2005

					Accumulated Other Comprehensive (Income) Loss
	Common Stock		Additional Paid-in Capital			Total Stockholders’ Equity
				Retained Earnings
	Shares	Amount

BALANCE AT AUGUST 31, 2004, Restated	3,581,992	$71,640	$4,105,564	$10,233,967	$310,889	$14,722,060
Issuance of common stock	8,001	160	34,531	—	—	34,691
Dividends on common stock - $.07 per share	—	—	—	(250,739)	—	(250,739)
Comprehensive income, 2005:
Foreign currency translation adj.	—	—	—		123,588	123,588
Net income	—	—	—	1,193,281	—	1,193,281

Comprehensive income, 2005						1,316,869

BALANCE AT AUGUST 31, 2005	3,589,993	71,800	4,140,095	11,176,509	434,477	15,822,881
Issuance of common stock	29,000	580	132,540	—	—	133,120
Comprehensive income, 2006:
Foreign currency translation adj.	—	—	—	—	310,687	310,687
Net income	—	—	—	1,719,065	—	1,719,065

Comprehensive income, 2006						2,029,752

BALANCE AT AUGUST 31, 2006	3,618,993	$72,380	$4,272,635	$12,895,574	$745,164	$17,985,753

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED AUGUST 31, 2006 and 2005

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,719,065	$1,193,281
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation expense	199,011	207,437
Amortization expense	160,381	80,935
Minority interest	(12,284)	(10,326)
Reserve of notes receivable	571,179	224,778
Equity in (income) loss from corporate joint ventures:
Industrial chemical	(2,678,901)	(1,937,230)
Industrial non-chemical	(34,195)	(31,547)
Deferred income taxes	(341,000)	105,715
Deferred gross profit	—	(30,000)
Deferred joint venture royalties	21,298	(141,573)
Change in current assets and liabilities:
Receivables:
Trade excluding corporate joint ventures	218,021	(321,324)
Trade corporate joint ventures	(147,319)	8,370
Technical and other services receivables, corporate joint ventures	(264,066)	139,875
Income taxes	183,200	(154,847)
Inventories	169,816	(336,257)
Prepaid expenses and other	(84,010)	(36,271)
Employee note receivable	25,437	25,215
Accounts payable	491,142	227,530
Accrued liabilities	658,692	(576,987)

Net cash provided by (used in) operating activities	855,467	(1,363,175)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint ventures:
Industrial chemical	(25,000)	(143,091)
Dividends received from corporate joint ventures	899,042	956,956
Goodwill	—	(31,000)
Loans made	—	(827,150)
Cash received on loans made	454,564	509,267
Additions to property and equipment	(2,908,938)	(148,411)
(Increase) Decrease in other assets	8,068	(74,365)
Disposals of industrial patents	63,211	65,928
Additions to industrial patents	(159,967)	(63,491)

Net cash (used in) provided by investing activities	(1,669,020)	244,643
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	—	(250,739)
Bank overdraft	328,804	—
Proceeds from notes payable	1,275,000	—
Repayment of note payable	(561,712)	—
Net borrowings made on line of credit (repayments)	(390,000)	1,000,000
Stock options exercised	133,120	34,691

Net cash provided by financing activities	785,212	783,952

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(28,341)	(334,580)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	327,458	662,038

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$299,117	$327,458

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED AUGUST 31, 2006 AND 2005

1.	NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business – Northern Technologies International Corporation and Subsidiaries (the Company) develops, manufactures, markets and sells primarily rust and corrosion protection products and custom packaging systems for primarily automotive, electronics, electrical, mechanical and military applications, sold under the brand name Zerust® and Excor®.  The Company sells its products, as well as technical services, directly and via a network of independent distributors, manufacturer sales representatives and joint ventures in over 50 countries.  The Company participates, either directly or indirectly through holding companies, in approximately 30 corporate joint venture arrangements in North America, South America, Europe, Asia and the Middle East.  Each of these joint ventures manufactures, markets and sells finished products generally in the countries to which it is assigned.  While most of the Company’s joint ventures currently sell rust and corrosion inhibiting products and custom packaging systems, the Company also has joint ventures that manufacture, market and sell bio-based additives with both industrial and personal care applications, plastic recycling technology and electronic sensing instruments.

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

Accounts Receivable - The Company reviews customers’ credit history before extending unsecured credit and establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers and other information.  Accounts receivable over 30 days are considered past due for most customers. The Company does not accrue interest on past due accounts receivable. If accounts receivable in excess of the provided allowance are determined uncollectible, they are charged to expense in the year that determination is made. Accounts receivable have been reduced by an allowance for uncollectible accounts of $10,000 and $13,085 on August 31, 2006 and 2005, respectively.

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

Periodically, the Company evaluates the investments for any impairment and assesses the future cash flow projections to determine if there are any going concern issues.  If an investment were determined to be impaired then a reserve would be created to reflect the impairment on the financial results of the Company.

Recoverability of Long-Lived Assets - The Company reviews its long-lived assets whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable.  The Company determines potential impairment by comparing the carrying value of the assets with expected net cash flows expected to be provided by operating activities of the business or related products.  Should the sum of the expected undiscounted future net cash flows are less than the carrying value, the Company would determine whether an impairment loss should be recognized.  An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the asset.  For the years ended August 31, 2006 and 2005, the Company did not record any impairment charges.

Principles of Consolidation - The consolidated financial statements include the accounts of Northern Technologies International Corporation, its wholly owned subsidiaries, NTI Facilities, Inc. and Northern Technologies Holding Company, LLC, and its 75% owned subsidiary React NTI LLC. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Research and Development - The Company expenses all costs related to product research and development as incurred.  The Company spent $2,043,611 in fiscal 2006 and $1,292,143 in fiscal 2005 in connection with its research and development activities.  These fees are accounted for in the “Expenses incurred in support of corporate joint ventures” section of the income statement.

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

The Financial Accounting Standards Board (FASB) has published FIN No. 48 (FIN No. 48), Accounting for Uncertainty in Income Taxes, to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB No. 109 (SFAS No. 109), Accounting for Income Taxes, on the uncertainty in income taxes recognized in an enterprise’s financial statements. Specifically, FIN No. 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted. The Company does not expect the adoption of FIN No. 48 to have a material effect on its consolidated financial statements.

The FASB has issued Statement of Financial Accounting Standards (SFAS) SFAS No. 157 (SFAS No. 157), Fair Value Measurements, to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions in GAAP that are dispersed among the many accounting pronouncements that require fair value measurements. SFAS No. 157 retains the exchange price notion in earlier definitions of fair value, but clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or liability in the principal or most advantageous market for the asset or liability. Moreover, the SFAS states that the transaction is hypothetical at the measurement date, considered from the perspective of the market participant who holds the asset or liability. Consequently, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price), as opposed to the price that would be paid to acquire the asset or received to assume the liability at the measurement date (an entry price).

SFAS No. 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). Finally, SFAS No. 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. Entities are encouraged to combine the fair value information disclosed under SFAS No. 157 with the fair value information disclosed under other accounting pronouncements, including SFAS No. 107, Disclosures about Fair Value of Financial Instruments, where practicable. The guidance in this Statement applies for derivatives and other financial instruments measured at fair value under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, at initial recognition and in all subsequent periods.

SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, although earlier application is encouraged. Additionally, prospective application of the provisions of SFAS No. 157 is required as of the beginning of the fiscal year in which it is initially applied, except when certain circumstances require retrospective application. The Company is currently evaluating the evaluating the effect of adopting SFAS No. 157 on their consolidated financial statements.

The FASB has issued SFAS No. 158 (SFAS No. 158), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, to require an employer to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare, and other postretirement plans in their financial statements. Previous standards required an employer to disclose the complete funded status of its plan only in the notes to the financial statements. Moreover, because those standards allowed an employer to delay recognition of certain changes in plan assets and obligations that affected the costs of providing benefits, employers reported an asset or liability that almost always differed from the plan’s funded status. Under SFAS No. 158, a defined benefit postretirement plan sponsor that is a public or private company or a nongovernmental not-for-profit organization must (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for the plan’s underfunded status, (b) measure the plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions), and (c) recognize, as a component of other comprehensive income, the changes in the funded status of the plan that arise during the year but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, Employers’ Accounting for Pensions, or SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. SFAS No. 158 also requires an employer to disclose in the notes to financial statements additional information on how delayed recognition of certain changes in the funded status of a defined benefit postretirement plan affects net periodic benefit cost for the next fiscal year.  The Company is evaluating the effect of adopting SFAS No. 158 on their consolidated financial statements.

3.	STOCK-BASED COMPENSATION

In accordance with Accounting Principles Board (APB) Opinion No. 25 and related interpretations, the Company uses the intrinsic value-based method for measuring stock-based compensation cost, which measures compensation cost as the excess, if any, of quoted market price of the Company’s common stock at the grant date over the amount the employee must pay for the stock.  The Company’s general policy is to grant stock options at fair value at the date of grant. The Company did not recognize any expense in the financial statements as they were all issued at fair market value.  Options and warrants issued to non-employees are recorded at fair value, as required by SFAS No. 123, “Accounting for Stock-Based Compensation”, using the Black-Scholes pricing method.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.”  SFAS No. 148 is an amendment to SFAS No. 123 providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and also provides required additional disclosures about the method of accounting for stock-based employee compensation. The Company adopted the annual disclosure provision of SFAS No. 148 during the fiscal year ended August 31, 2003.  The Company chose to not adopt the voluntary change to the fair value based method of accounting for stock-based employee compensation, pursuant to SFAS No. 148.

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

	August 31, 2006	August 31, 2005

Net income:
As reported	$1,719,065	$1,193,281
Pro forma	$1,683,432	$1,182,570
Basic net income per common share
As reported	$0.48	$0.33
Pro forma	$0.47	$0.33
Diluted net income per share
As reported	$0.47	$0.33
Pro forma	$0.46	$0.33
Stock-based compensation, net:
As reported	$0	$0
Pro forma	$35,633	$10,711

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

The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions and results for the grants:

	August 31, 2006	August 31, 2005

Dividend yield	2.00%	2.00%
Expected volatility	42.8%	42.8%
Expected life of option	5 years	5 years
Average risk-free interest rate	4.45%	3.87%

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

4.	INVENTORIES

Inventories consisted of the following:

	August 31, 2006	August 31, 2005

Production materials	$353,516	$211,713
Finished goods	1,024,437	1,336,056

	$1,377,953	$1,547,769

5.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	August 31, 2006	August 31, 2005

Land	$29,097	$29,097
Buildings and improvements	3,420,596	804,734
Machinery and equipment	1,024,024	730,948

	4,473,717	1,564,779
Less accumulated depreciation	(1,043,144)	(844,133)

	$3,430,573	$720,646

6.	INDUSTRIAL PATENTS AND TRADEMARKS, NET

Industrial patents and trademarks, net consisted of the following:

	August 31, 2006	August 31, 2005

Patents and trademarks	$1,278,845	$1,182,089
Less accumulated amortization	(282,253)	(121,872)

	$996,592	$1,060,217

Patent and trademark costs are amortized over seven years once it is filed and approved.  Amortization expense was $160,381 and $80,935, for the years ended August 31, 2006 and 2005, respectively.  Amortization expense is estimated to approximate $160,000 in each of the next five fiscal years.

7.	NOTES RECEIVABLE AND FOREIGN DEPOSITS

Notes receivable and foreign deposits consisted of the following:

	August 31, 2006	August 31, 2005

Notes receivable from corporate joint venture partners	$51,710	$50,000
Notes receivable from other sources	—	1,027,453
Foreign deposits	445,469	445,469

	$497,179	$1,522,922

8.	INVESTMENTS IN CORPORATE JOINT VENTURES

Composite financial information from the audited and unaudited financial statements of the Company’s joint ventures carried on the equity basis is summarized as follows:

	August 31, 2006	August 31, 2005

Current assets	$33,954,156	$22,949,103
Total assets	39,030,247	30,345,208
Current liabilities	14,323,903	11,263,369
Noncurrent liabilities	1,496,557	2,273,927
Joint ventures’ equity	23,209,788	16,806,617
Northern Technologies International Corporation’s share of Corporate Joint Ventures’ equity	$10,772,102	$8,622,361

	August 31, 2006	August 31, 2005

Net sales	$63,959,090	$57,167,054
Gross profit	29,204,129	26,503,607
Net income	5,209,499	3,714,290
Northern Technologies International Corporation’s share of equity in income of Corporate Joint Ventures	$2,713,096	$1,968,777

During fiscal 2006, the Company invested in corporate joint ventures as follows:

In June 2006, the Company invested $25,000, in a new industrial chemical corporate joint venture to develop operations in Ukraine.  The Company has a 50% ownership interest in the new entity.  The new entity had no operations prior to the Company’s investment.  It is anticipated that this is the first of two installments towards the Company’s 50% capitalization of an estimated $50,000 over the next 12 months; however, there is currently no contractual commitment to the investment.  It is anticipated that the total capitalization by all owners of the joint venture will be $100,000.

9.	GOODWILL

The Company tests goodwill annually for impairment and in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired.  Goodwill at August 31, 2006 and August 31, 2005 was $304,000.

10.	CORPORATE DEBT

The Company has a revolving credit facility of $1,500,000 that expires on January 31, 2007. Outstanding amounts under the revolving credit facility bear interest at an annual rate based on LIBOR plus 2.25%.  As of August 31, 2006, the interest rate was 7.58% and the average for the year ended August 31, 2006 was 6.98%.  Amounts borrowed under the facility are collateralized by a lien on substantially all of the Company’s assets, excluding its corporate joint venture interests and intellectual property rights.  The credit documents contain other terms and provisions (including representations, covenants and conditions) customary for transactions of this type. Significant financial covenants include the maintenance of a minimum fixed charge coverage ratio of 1.0 to 1.0.  The Company is in compliance with all covenants under the revolving credit facility.  Outstanding balances were $610,000 and $1,000,000 as of August 31, 2006 and August 31, 2005, respectively.

The Company has a term loan that in the principal amount of $1,275,000 that matures on May 1, 2011, bears interest at a fixed rate of 8.01% and is payable in 59 monthly payments equal to approximately $10,776 (inclusive of principal and interest) commencing June 1, 2006.  All of the remaining unpaid principal and accrued interest is due and payable on the maturity date.  The Note is secured by a first lien on the Company’s Circle Pines facility pursuant to a Mortgage dated as of May 3, 2006 between Northern Technologies Holding Company LLC and National City Bank and is guaranteed by the Company.  Future minimum payments on the term loan are as follows:

Fiscal 2007	$27,310
Fiscal 2008	$29,188
Fiscal 2009	$31,411
Fiscal 2010	$34,897
Fiscal 2011	$1,146,919

11.	STOCKHOLDERS’ EQUITY

During fiscal 2006, the Company did not purchase or retire any shares of common stock.  The following stock options to purchase shares of common stock were exercised:

Options Exercised	Exercise Price

16,000	$4.56
1,000	$5.50
2,000	$5.00
2,000	$3.34
2,000	$5.00
2,000	$3.34
2,000	$5.30
2,000	$5.25

The Company did not acquire or retire any shares of common stock during fiscal 2005.  The following stock options to purchase shares of common stock were exercised:

Options Exercised	Exercise Price

2,000	$5.00
2,000	$3.34
2,000	$5.00
1,334	$3.34
667	$5.30

12.	SUPPLEMENTAL CASH FLOW INFORMATION

On November 12, 2004, the Company’s Board of Directors declared a cash dividend of $0.07 per share that totaled $250,739 and was paid during fiscal 2005 on December 17, 2004 to shareholders of record on December 3, 2004.  No dividend was declared or paid during fiscal 2006.

13.	TOTAL COMPREHENSIVE INCOME

The Company’s total comprehensive income was as follows:

	Years Ended

	August 31, 2006	August 31, 2005

Net income	$1,719,065	$1,193,281
Other comprehensive income – foreign currency translation adjustment	310,687	123,588

Total comprehensive income	$2,029,752	$1,316,869

14.	NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding.  Diluted net income per share assumes the exercise of stock options using the treasury stock method, if dilutive.

No options to purchase shares of common stock were excluded from the computation of common share equivalents as of August 31, 2006.

Options to purchase 2,000, 3,000 and 334 shares of common stock with per share exercise prices of $6.75, $6.15 and $5.96, respectively, were outstanding as of August 31, 2005, but were excluded from the computation of common share equivalents, because their exercise prices were greater than the average market price of a share of common stock.

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

A summary of the status of the Company’s stock options for the fiscal years ended August 31 is as follows:

	2006		2005

		Wgtd Avg Exer Price		Wgtd Avg Exer Price
	Shares		Shares

Outstanding at beginning of year	66,334	$4.82	115,655	$5.29
Granted	70,000	5.45	19,334	5.40
Exercised	(29,000)	4.58	(8,001)	4.33
Canceled	(2,000)	6.75	(60,654)	5.96

Outstanding at end of year	105,334	$5.27	66,334	$4.82

Options exercisable at year-end	27,669	$4.74	49,669	$4.67

The following table summarizes information about stock options outstanding and exercisable at August 31, 2006:

Option Grant Date	Per Share Exercise Prices	Remaining Contractual Life	Number of Options Outstanding (#)	Number of Options Exercisable (#)

2/15/2002	$4.56	0.5	22,000	22,000
9/1/2003	$5.30	2.0	4,000	2,668
9/1/2004	$5.25	3.0	6,000	2,001
11/12/2004	$6.15	3.2	3,000	1,000
7/29/2005	$5.96	3.9	334	0
9/1/2005	$5.75	4.0	14,000	0
11/4/2005	$5.38	4.2	56,000	0

			105,334	27,669

The weighted average fair value of options granted during the year ended August 31, 2006 and 2005, was $1.46 and $1.98, respectively.

16.	SEGMENT INFORMATION

Net sales by geographic location as a percentage of total consolidated net sales were as follows:

	August 31, 2006	August 31, 2005

Inside the U.S.A. to unaffiliated customers	79.7	78.3
Outside the U.S.A. to:
Corporate Joint Ventures in which the Company is a shareholder directly and indirectly	10.5	10.6
Unaffiliated customers	9.8	11.1

	100%	100%

17.	RETIREMENT PLAN

The Company has a 401(k) employee savings plan.  Employees who meet certain age and service requirements may elect to contribute up to 15% of their salaries.  The Company contributes the lesser of 50% of the participant’s contributions or 3.5% of the employee’s salary.  The Company recognized expense for the savings plan of $103,544 and $96,717, for the fiscal years ended August 31, 2006 and 2005, respectively.

18.	RELATED PARTY TRANSACTIONS

On May 18, 2006, the Company and Emeritushnic Facilities Company, Inc. (“EFC”), an entity owned by the Company’s former Chairman of the Board and Chief Executive Officer and current Chairman Emeritus, Philip M. Lynch, and certain of his family members, excluding G. Patrick Lynch, the Company’s current President and Chief Executive Officer, entered into a Consulting Agreement, effective as of May 1, 2006.  Pursuant to the Consulting Agreement, the Company has engaged EFC to perform certain consulting services to the Company, including maintaining communications and relations between the Company and its joint venture partners.  In consideration for such services, the Company paid EFC monthly consulting fees totaling $100,000 during fiscal 2006 and reimbursed EFC for out-of-pocket expenses reasonably incurred in the course of providing such services in an aggregate amount of $60,000 during fiscal 2006.  The Consulting Agreement calls for fees of $25,000 per month and up to $180,000 in expense reimbursement in a given fiscal year.  Additionally, it may be terminated by either party for any reason upon at least 90 days prior written notice to the other party and may be terminated upon the occurrence of other certain events, as set forth in the Consulting Agreement.  The Consulting Agreement also contains other standard and customary terms, including provisions regarding confidentiality, non-competition and non-solicitation.

On May 1, 2006, the Company and Inter Alia Holding Co. (“Inter Alia”) entered into a termination agreement pursuant to which they agreed to mutually terminate that certain Manufacturer’s Representative Agreement dated as of October 1, 1976 and as subsequently amended thereafter.  Inter Alia beneficially owns approximately 25.4% of the Company’s outstanding common stock, and Philip M. Lynch, the Company’s former Chairman of the Board and Chief Executive Officer and current Chairman Emeritus, and G. Patrick Lynch, the Company’s current President and Chief Executive Officer, are shareholders of Inter Alia.  Prior to terminating the agreement, the Company reimbursed Inter Alia for travel and related expenses in the aggregate amount of $320,000 during fiscal 2006 and $602,000 during fiscal 2005, respectively.  The Company paid Inter Alia commissions on royalties paid by corporate joint ventures and net proceeds of sales of the Company’s products of approximately $65,000 during fiscal 2006, and approximately $137,089 during fiscal 2005, respectively.

In addition, the Company paid health insurance premiums of $6,623 during fiscal 2006 and $17,510 during fiscal 2005, respectively, related to policies that insure Philip M. Lynch, the Company’s former Chairman of the Board and Chief Executive Officer and current Chairman Emeritus.

The Company made consulting payments to Dr. Ramani Narayan, a director of the Company, of $25,000 on each of September 9, 2004, December 2, 2004, April 7, 2005, June 14, 2005, November 8, 2005, February 1, 2006, May 1, 2006 and August 1, 2006.  The consulting services rendered by Dr. Narayan related to research and development associated with various new technologies.

The Company made a consulting payment to Dr. Sunggyu Lee, a director of the Company, of $50,000 on each of February 2, 2005 and June 6, 2005 and $25,000 on each of November 8, 2005, February 1, 2006, May 1, 2006 and August 1, 2006.  The consulting services rendered by Dr. Lee related to research and development associated with various new technologies.

The Company pays rent for its Beachwood office and lab location to a related party.  See Note 20.

19.	INCOME TAXES

The provisions for income taxes for the fiscal years ended August 31 consist of the following:

	2006	2005

Current:
Federal	$560,000	$114,800
State	35,000	7,200

	$595,000	$122,000
Deferred:
Federal	$(321,000)	$(99,800)
State	(20,000)	(6,200)

	(341,000)	(106,000)

	$254,000	$16,000

Reconciliations of the expected federal income tax at the statutory rate with the provisions for income taxes for the fiscal years ended August 31 are as follows:

	2006	2005

Tax computed at statutory rates	$689,000	$424,000
State income tax, net of federal benefit	43,400	17,700
Tax effect on equity in income of international joint ventures	(732,000)	(577,000)
Tax effect on dividends received from corporate joint ventures	229,000	240,000
Foreign Tax Credit	—	(136,000)
Research and Development Credit	(20,000)	(50,000)
Other	44,600	97,300

	$254,000	$16,000

The Company has not recognized a deferred tax liability relating to undistributed earnings of Corporate Joint Ventures and holding companies that are essentially permanent in duration of $2,781,000 and $2,152,000 at August 31, 2005 and 2006, respectively.  If some or all of the undistributed earnings of the Corporate Joint Ventures and holding companies are remitted to the Company in the future, income taxes, if any, after the application of foreign tax credits will be provided at that time.

At August 31, 2006 the Company had foreign tax credit carryforwards of approximately $,2,349,000 which begin to expire in 2010. The Company established a valuation allowance of $2,099,000 with respect to the foreign tax credit carryforwards.

The tax effect of the temporary differences and tax carry forwards comprising the net deferred taxes shown on the balance sheets at August 31 are as follows:

	2006	2005

Current:
Allowance for doubtful accounts	$3,600	$4,700
Inventory costs	16,400	14,700
Prepaid expenses and other	(50,900)	(27,400)
Accrued expenses	41,700	35,000
Accrued bonus	225,900	—

Total current	$236,700	$27,000

Noncurrent:
Excess of book over tax depreciation	$49,000	$29,300
Asset valuation reserves	206,500	78,000
Foreign tax credits, net of a valuation allowance at August 31, 2006	250,000	187,000
Federal Net Operating Loss	68,500	37,700
Research and Development Credit	54,000	165,000

Total noncurrent	$628,000	$497,000

During fiscal 2006, the Company was under audit by the Internal Revenue Service for tax years ended August 31, 2004 and 2005.  To date, the Company has orally agreed on the adjustments and has included these adjustments in the current year income tax calculation.  These adjustments are not deemed to have a material impact on NTIC’s financial statements.

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

The property has an approximate value of $2,205,000, based upon the cash-to-mortgage acquisition price of the property paid in fiscal 2000.  The Company has guaranteed up to $329,082 of the Omni-Northern Ltd.’s $1,903,571 mortgage obligation with National City Bank, Cleveland, Ohio.  NTI Facilities, Inc. entered into a 15-year lease agreement with Omni-Northern Ltd. for approximately 17,000 square feet of office, manufacturing, laboratory and warehouse space, requiring monthly rental payments of $17,500, which are adjusted annually according to the annual consumer price index, through November 2014.  By its ownership in Omni-Northern Ltd., NTI Facilities Inc. is entitled to one-third of the operating results of Omni-Northern Ltd.  Omni-Northern has leased the remaining 50% of the net rental space to other third parties.

On May 3, 2006, the Company completed the first step in its purchase of certain real estate and a 40,000 square feet building on such real estate for a new corporate headquarters located in Circle Pines, Minnesota. The Company entered into a Purchase Agreement in June 2005 with Circle Pines Mainstreet II, LLC pursuant to which the Company agreed to purchase the real estate.  The Company decided to structure the real estate purchase and its expected sale of its current corporate headquarters in such a manner so as to qualify as a like-kind exchange within the meaning of Section 1031 of the Internal Revenue Code of 1986, as amended.  To facilitate the Code Section 1031 like-kind exchange, the Company entered into a Qualified Exchange Accommodation Agreement on May 3, 2006 with Northern Technologies Holding Company, LLC, a Minnesota limited liability company owned by First American Exchange Company, LLC, which is acting as a qualified intermediary within the meaning of Code Section 1031.  Pursuant to the Exchange Agreement, the Company assigned its rights, but not its obligations, in the Purchase Agreement to the Exchange Company and the Exchange Company agreed to borrow monies to purchase the New Facility and then lease the New Facility to the Company.  Upon the Company’s sale of its current corporate headquarters to a third party, with First American Exchange Company acting as intermediary, the Exchange Company will sell the New Facility to the Company, and the Company will assume the loan incurred by the Exchange Company to finance the purchase of the New Facility.  The purchase price of the New Facility was $1,475,000 and renovations are expected to be $1,300,000 these costs were financed with the net proceeds of a secured term loan in the principal amount of $1,275,000 (see Note 10).  As of September 6, 2006 the Circle Pines location became the Company’s principal executive office and center for production facilities and domestic research and development operations.

On June 2, 2006, the Company entered into a Purchase and Sale Agreement with Underground Properties, LLC pursuant to which the Company agreed to sell the real property and building in which the Company’s former Lino Lakes corporate headquarters was located for a purchase price of $870,000.  The Company closed on the sale of its former corporate headquarters pursuant the Purchase and Sale Agreement on September 8, 2006. The net book value of the building held for sale was $89,636 and the closing costs and fees associated with the sale of the property was $46,571.  The gain on sale of the property was $733,793 and will be reflected in first quarter fiscal 2007 financial results.

 On January 30, 2006, the Compensation Committee of the Board of Directors of the Company approved the final terms of an annual cash bonus plan for executive officers and certain employees of the Company for fiscal year ending August 31, 2006. The total amount available under the cash bonus plan will be up to 25% of the Company’s income before income taxes, provided that the Company is at a positive variance to the Board of Director approved budgeted net income for the fiscal year.  The bonus will be divided amongst the Company’s executive officers and other plan participants depending upon each executive officer’s and other participant’s individual performance during the fiscal year ending August 31, 2006 as determined by the Compensation Committee in its sole discretion.

One of NTIC’s North American customers accounted for, in the aggregate, approximately 26.6% and 27.7% of NTIC’s consolidated net sales for the fiscal years ended August 31, 2006 and 2005 respectively, and $207,630  and $484,967 of NTIC’s receivables at August 31, 2006 and 2005, respectively.

21.	STATEMENTS OF CASH FLOWS

Supplemental disclosures of cash flow information for the fiscal years ended August 31, 2006 and 2005 consist of:

	2006	2005

Cash paid (received) during the year for income taxes	$35,305	$(99,535)
Increase in the Company’s investment in Corporate Joint Ventures and accumulated other comprehensive loss due to changes in exchange rates	310,687	123,588
Issuance of note payable in connection with acquisition of intellectual property rights	$—	$554,870

Total cash paid for interest was $86,004 and $36,090 for the years ended August 31, 2006 and 2005, respectively.

22.	QUARTERLY INFORMATION (UNAUDITED)

	Quarter Ended

	November 30	February 28	May 31	August 31

Fiscal year 2006:
Net sales	$4,403,630	$3,775,693	$4,320,371	$4,105,270
Gross profit	1,674,519	1,460,448	1,561,011	1,562,549
Income before income taxes	905,985	235,730	687,963	143,387
Income taxes	272,000	31,000	(30,000)	(19,000)
Net income	633,985	204,730	717,963	162,387
Net income per share:
Basic	$0.18	$0.06	$0.20	$0.04
Diluted	$0.18	$0.06	$0.20	$0.04
Weighted average common shares assumed outstanding:
Basic	3,589,993	3,597,815	3,610,993	3,614,246
Diluted	3,607,564	3,628,594	3,638,795	3,647,439

	Quarter Ended

	November 30	February 28	May 31	August 31

Fiscal year 2005:
Net sales	$3,832,216	$3,478,352	$3,680,263	$3,825,841
Gross profit	1,472,628	1,489,892	1,494,627	1,392,370
Income before income taxes	228,320	(54,684)	412,615	643,669
Income taxes	(119,000)	107,000	28,000	(11,000)
Net income	347,320	(161,684)	373,615	654,669
Net income per share:
Basic	$0.10	$(0.05)	$0.10	$0.18
Diluted	$0.10	$(0.04)	$0.10	$0.18
Weighted average common shares assumed outstanding:
Basic	3,581,992	3,581,992	3,586,388	3,586,388
Diluted	3,605,695	3,604,051	3,599,005	3,599,005

21.	SUBSEQUENT EVENTS

On June 2, 2006, the Company entered into a Purchase and Sale Agreement with Underground Properties, LLC pursuant to which the Company agreed to sell the real property and building in which the Company’s former Lino Lakes corporate headquarters was located for a purchase price of $870,000.  The Company closed on the sale of its former corporate headquarters pursuant the Purchase and Sale Agreement on September 8, 2006. The net book value of the building held for sale was $89,636 and the closing costs and fees associated with the sale of the property was $46,571.  The gain on sale of the property was $733,793 and will be reflected in NTIC’s first quarter fiscal 2007 financial results.

Item 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

Item 8A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

NTIC maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to reasonably ensure that information required to be disclosed by NTIC in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to NTIC’s management, including NTIC’s principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  In designing and evaluating NTIC’s disclosure controls and procedures, NTIC recognizes that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives and NTIC necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  NTIC’s management evaluated, with the participation of its Chief Executive Officer and its Chief Financial Officer, the effectiveness of the design and operation of NTIC’s disclosure controls and procedures as of the end of the period covered in this report.  Based on that evaluation, NTIC’s Chief Executive Officer and Chief Financial Officer concluded that NTIC’s disclosure controls and procedures were effective as of the end of such period to provide reasonable assurance that information required to be disclosed in NTIC’s Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that material information relating to NTIC and its consolidated subsidiaries is made known to management, including NTIC’s Chief Executive Officer and Chief Financial Officer, particularly during the period when NTIC’s periodic reports are being prepared.

NTIC’s management is aware, however, that there is a lack of segregation of duties due to the small number of employees of NTIC dealing with general administrative and financial matters. However, NTIC’s management has decided that considering the employees involved and the control procedures in place, risks associated with such lack of segregation are insignificant and the potential benefits of adding employees to clearly segregate duties do not at this time justify the expenses associated with such increases.

Changes in Internal Control over Financial Reporting

There was no change in NTIC’s internal control over financial reporting that occurred during fiscal 2006 that has materially affected, or is reasonably likely to materially affect NTIC’s internal control over financial reporting.

Item 8B.	OTHER INFORMATION.

On August 24, 2006, NTIC entered into a Promissory Note Modification Agreement (the “Modification Agreement”) with National City Bank pursuant to which NTIC’s revolving credit facility was increased from $1,000,000 to $1,500,000. The foregoing description of the Modification Agreement is qualified in its entirety by reference to a copy of the actual Modification Agreement, which is filed as Exhibit 10.19 to this report and is incorporated herein by reference.

On November 17, 2006, NTIC’s Board of Directors, upon recommendation of the Compensation Committee of the Board, approved annual performance bonuses for NTIC’s executive officers, to be paid in cash and NTIC common stock as follows:

Name of Executive Officer	Title	Cash Bonus ($)	NTIC Common Stock (Shares)

G. Patrick Lynch	President and Chief Executive Officer	$52,500	6,554	(1)
Dr. Donald Kubik	Vice Chairman and Chief Technology Officer	$40,000	4,994	(1)
Matthew C. Wolsfeld	Chief Financial Officer and Secretary	$40,000	4,994	(1)

(1)

Number of shares of NTIC common stock were determined based on $8.01 per share, which represents the closing sale price of a share of NTIC common stock on November 17, 2006, as reported by the American Stock Exchange.

PART III

Item 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The information required under Item 9 of this report is to be contained under the captions “Election of Directors — Information About Nominees,” “Election of Directors — Other Information About Nominees,” “Election of Directors — Board and Committee Meetings,” “Election of Directors — Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Other Matters – Director Nominations” in NTIC’s definitive proxy statement to be filed with the SEC with respect to its next annual meeting of stockholders, which involves the election of directors and is incorporated herein by reference, or, if such proxy statement is not filed with the SEC within 120 days after the end of the fiscal year covered by this report, such information will be filed as part of an amendment to this report not later than the end of the 120-day period.

The information concerning NTIC’s executive officers and officers is included in this report under Item 4A, “Executive Officers of NTIC” and is incorporated herein by reference.

NTIC has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, as well as other employees and NTIC’s directors and meets the requirements of the SEC and American Stock Exchange.  A copy of NTIC’s Code of Ethics is filed as an exhibit to this report.  NTIC intends to disclose any amendments to any waivers from a provision of NTIC’s code of ethics on a Form 8-K filed with the SEC.

Item 10.	EXECUTIVE COMPENSATION.

The information required under Item 10 of this report is to be contained under the captions “Election of Directors — Director Compensation” and “Executive Compensation and Other Benefits” in NTIC’s definitive proxy statement to be filed with the SEC with respect to NTIC’s next annual meeting of stockholders, which involves the election of directors and is incorporated herein by reference, or, if such proxy statement is not filed with the SEC within 120 days after the end of the fiscal year covered by this report, such information will be filed as part of an amendment to this report not later than the end of the 120-day period.

Item 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required under Item 11 of this report is to be contained under the caption “Security Ownership of Principal Stockholders and Management” in NTIC’s definitive proxy statement to be filed with the SEC with respect to NTIC’s next annual meeting of stockholders, which involves the election of directors and is incorporated herein by reference, or, if such proxy statement is not filed with the SEC within 120 days after the end of the fiscal year covered by this report, such information will be filed as part of an amendment to this report not later than the end of the 120-day period.

Equity Compensation Plan Information

NTIC has two equity compensation plans under which equity compensation awards are outstanding – Northern Technologies International Corporation 1994 Stock Incentive Plan and the Northern Technologies International Corporation 2000 Stock Incentive Plan.  The following table summarizes NTIC’s equity compensation plans as of August 31, 2006:

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders:	105,334	$5.27	57,665
Equity compensation plans not approved by security holders	0	—	0

Total	105,334	$5.27	57,665

Under the American Stock Exchange rules, NTIC is required to disclose in its annual report the number of outstanding options and options available for grant under its equity compensation plans as of September 1, 2005 and August 31, 2006.  As of September 1, 2005, the number of securities to be issued upon exercise of outstanding options, warrants and rights were 66,334 shares of NTIC’s common stock at a weighted average exercise price of $4.82 per share.  The number of securities remaining available for future issuance under NTIC’s equity compensation plans (excluding securities to be issued upon exercise of outstanding options, warrants and rights) was 117,000 shares of NTIC’s common stock.  This information as of August 31, 2006 is contained in the table above.

In November 2006, NTIC’s Board of Directors approved the Northern Technologies International Corporation 2007 Stock Incentive Plan and the Northern Technologies International Corporation Employee Stock Purchase Plan and expects to submit proposals to approve the plans to NTIC’s stockholders at NTIC’s 2007 Annual Meeting of Stockholders to be held on January 23, 2007.

Item 12.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

The information required under Item 12 of this report is to be contained under the caption “Related Party Relationships and Transactions” in NTIC’s definitive proxy statement to be filed with the SEC with respect to NTIC’s next annual meeting of stockholders, which involves the election of directors and is incorporated herein by reference, or, if such proxy statement is not filed with the SEC within 120 days after the end of the fiscal year covered by this report, such information will be filed as part of an amendment to this report not later than the end of the 120-day period.

Item 13.	EXHIBITS.

(a)          Exhibits

Reference is made to the Exhibit Index hereinafter contained, at page 59 of this report.

A copy of any exhibits listed or referred to herein will be furnished at a reasonable cost to any person who is a stockholder upon receipt from any such person of a written request for any such exhibit.  Such request should be sent to:  Mr. Matthew Wolsfeld, Corporate Secretary, Northern Technologies International Corporation, 4201 Woodland Road, P.O. Box 69, Circle Pines, Minnesota 55014 Attn:  Stockholder Information.

The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-KSB pursuant to Item 13(a):

A.	Northern Technologies International Corporation 1994 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to NTIC’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 1993).

B.

Form of Incentive Stock Option Agreement for Northern Technologies International Corporation 1994 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to NTIC’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 1993).

C.

Form of Non-Qualified Stock Option Agreement for Northern Technologies International Corporation 1994 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to NTIC’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 1993).

D.	Northern Technologies International Corporation 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to NTIC’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 2000).

E.

Form of Incentive Stock Option Agreement for Northern Technologies International Corporation 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to NTIC’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 2000).

F.

Form of Non-Qualified Stock Option Agreement for Northern Technologies International Corporation 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to NTIC’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 2000).

G.	Northern Technologies International Corporation 2007 Stock Incentive Plan (filed herewith).

H.	Form of Incentive Stock Option Agreement for Northern Technologies International Corporation 2007 Stock Incentive Plan (filed herewith).

I.	Form of Non-Qualified Stock Option Agreement for Northern Technologies International Corporation 2007 Stock Incentive Plan (filed herewith).

J.	Form of Restricted Stock Agreement for Northern Technologies International Corporation 2007 Stock Incentive Plan (filed herewith).

K.	Northern Technologies International Corporation Employee Stock Purchase Plan (filed herewith).

L.	Description of Non-Employee Director Compensation Arrangements (filed herewith).

M.	Description of Executive Officer Compensation Arrangements (filed herewith).

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required under Item 14 of this report is to be contained under the captions “Ratification of Selection of Independent Registered Public Accounting Firm – Audit, Audit-Related, Tax and Other Fees” and  “Ratification of Selection of Independent Registered Public Accounting Firm – Auditor Fees Pre-Approval Policy” in NTIC’s definitive proxy statement to be filed with the SEC with respect to NTIC’s next annual meeting of stockholders, which involves the election of directors and is incorporated herein by reference, or, if such proxy statement is not filed with the SEC within 120 days after the end of the fiscal year covered by this report, such information will be filed as part of an amendment to this report not later than the end of the 120-day period.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

November 17, 2006	By:

G. Patrick Lynch
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on November 17, 2006 in the capacities indicated.

Name	Title

/s/ G. Patrick Lynch	President and Chief Executive Officer and Director (principal executive officer)

G. Patrick Lynch

/s/ Pierre Chenu	Chairman of the Board

Pierre Chenu

/s/ Matthew C. Wolsfeld, CPA	Chief Financial Officer and Corporate Secretary (principal financial officer and principal accounting officer)

Matthew C. Wolsfeld, CPA

/s/ Donald A. Kubik, Ph.D.	Chief Technology Officer and Vice Chairman of the Board

Donald A. Kubik, Ph.D.

Director

Jean-Guy Coulombe

Director

Dr. Vera Kallmeyer

/s/ Dr. Sunggyu Lee	Director

Dr. Sunggyu Lee

/s/ Mark Mayers	Director

Mark Mayers

/s/ Dr. Ramani Narayan	Director

Dr. Ramani Narayan

/s/ Mark J. Stone	Director

Mark J. Stone

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-KSB

FOR THE FISCAL YEAR ENDED AUGUST 31, 2006

Item No.	Item	Method of Filing

3.1	Restated Certificate of Incorporation of Northern Technologies International Corporation	Filed herewith

3.2	Amended and Restated Bylaws of Northern Technologies International Corporation	Incorporated by reference to Exhibit 3.1 to NTIC’s Quarterly Report on Form 10-QSB for the fiscal quarter ended November 30, 2005 (File No. 001-11038)

10.1	Northern Technologies International Corporation 1994 Stock Incentive Plan	Incorporated by reference to Exhibit 10.3 to NTIC’s Annual Report on Form 10-KSB for the year ended August 31, 1993 (File No. 001-11038)

10.2	Form of Incentive Stock Option Agreement for Northern Technologies International Corporation 1994 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 to NTIC’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 1993 (File No. 001-11038)

10.3	Form of Non-Qualified Stock Option Agreement for Northern Technologies International Corporation 1994 Stock Incentive Plan	Incorporated by reference to Exhibit 10.2 to NTIC’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 1993 (File No. 001-11038)

10.4	Northern Technologies International Corporation 2000 Stock Incentive Plan	Incorporated by reference to Exhibit 10.4 to NTIC’s Annual Report on Form 10-KSB for the year ended August 31, 2000 (File No. 001-11038)

10.5	Form of Incentive Stock Option Agreement for Northern Technologies International Corporation 2000 Stock Incentive Plan	Incorporated by reference to Exhibit 10.5 to NTIC’s Annual Report on Form 10-KSB for the year ended August 31, 2000 (File No. 001-11038)

10.6	Form of Non-Qualified Stock Option Agreement for Northern Technologies International Corporation 2000 Stock Incentive Plan	Incorporated by reference to Exhibit 10.6 to NTIC’s Annual Report on Form 10-KSB for the year ended August 31, 2000 (File No. 001-11038)

10.7	Northern Technologies International Corporation 2007 Stock Incentive Plan	Filed herewith

Item No.	Item	Method of Filing

10.8	Form of Incentive Stock Option Agreement for Northern Technologies International Corporation 2007 Stock Incentive Plan	Filed herewith

10.9	Form of Non-Statutory Stock Option Agreement for Northern Technologies International Corporation 2007 Stock Incentive Plan	Filed herewith

10.10	Form of Restricted Stock Agreement for Northern Technologies International Corporation 2007 Stock Incentive Plan	Filed herewith

10.11	Northern Technologies International Corporation Employee Stock Purchase Plan	Filed herewith

10.12	Description of Non-Employee Director Compensation Arrangements	Filed herewith

10.13	Description of Executive Officer Compensation Arrangements	Filed herewith

10.14	Commercial Note: Revolving Credit dated August 6, 2004 by Northern Technologies International Corporation payable to National City Bank	Incorporated by reference to Exhibit 10.1 to NTIC’s Quarterly Report on Form 10-QSB for the year ended May 31, 2005 (File No. 001-11038)

10.15	Commercial Note Addendum dated August 6, 2004 between Northern Technologies International Corporation and National City Bank	Incorporated by reference to Exhibit 10.2 to NTIC’s Quarterly Report on Form 10-QSB for the year ended May 31, 2005 (File No. 001-11038)

10.16	Security Agreement dated August 6, 2004 between Northern Technologies International Corporation and National City Bank	Incorporated by reference to Exhibit 10.3 to NTIC’s Quarterly Report on Form 10-QSB for the year ended May 31, 2005 (File No. 001-11038)

10.17	Modification and Extension of Promissory Note dated March 2, 2005 between Northern Technologies International Corporation and National City Bank	Incorporated by reference to Exhibit 10.4 to NTIC’s Quarterly Report on Form 10-QSB for the year ended May 31, 2005 (File No. 001-11038)

10.18	Promissory Note Modification Agreement dated January 30, 2006 between Northern Technologies International Corporation and National City Bank	Filed herewith

10.19	Promissory Note Modification Agreement dated August 24, 2006 between Northern Technologies International Corporation and National City Bank	Filed herewith

Item No.	Item	Method of Filing

10.20

Settlement Agreement and Asset Purchase dated April 28, 2005 among Northern Technologies International Corporation, Excor Korrosionsforschung GmbH, Fibro-NTI Urun Gelistirme Ve Pazarlama Ticaret Anonim, Acobal SAS, Henkel KGaA and Henkel Surface Technologies SAS

Incorporated by reference to Exhibit 10.5 to NTIC’s Quarterly Report on Form 10-QSB for the year ended May 31, 2005 (File No. 001-11038)

10.21	Consulting Agreement dated as of May 1, 2006 between Northern Technologies International Corporation and Emeritushnic Facilities Company, Inc.	Incorporated by reference to Exhibit 10.1 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 22, 2006 (File No. 001-11038)

10.22	Purchase Agreement dated as of June 24, 2005 between Circle Pines Mainstreet II, LLC and Northern Technologies International Corporation	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 9, 2006 (File No. 001-11038)

10.23	Amendment No. 1 to Purchase Agreement dated as of August 21, 2005 between Circle Pines Mainstreet II, LLC and Northern Technologies International Corporation	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 9, 2006 (File No. 001-11038)

10.24	Amendment No. 2 to Purchase Agreement dated as of September 21, 2005 between Circle Pines Mainstreet II, LLC and Northern Technologies International Corporation	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 9, 2006 (File No. 001-11038)

10.25	Amendment No. 3 to Purchase Agreement dated as of December 31, 2005 between Circle Pines Mainstreet II, LLC and Northern Technologies International Corporation	Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 9, 2006 (File No. 001-11038)

10.26	Qualified Exchange Accommodation Agreement dated as of May 3, 2006 between Northern Technologies International Corporation and Northern Technologies Holding Company, LLC	Incorporated by reference to Exhibit 10.5 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 9, 2006 (File No. 001-11038)

Item No.	Item	Method of Filing

10.27	Commercial Note dated as of May 3, 2006 issued by Northern Technologies Holding Company, LLC to National City Bank	Incorporated by reference to Exhibit 10.6 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 9, 2006 (File No. 001-11038)

10.28	Mortgage dated as of May 3, 2006 between Northern Technologies Holding Company, LLC and National City Bank	Incorporated by reference to Exhibit 10.7 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 9, 2006 (File No. 001-11038)

10.29	Commercial Guaranty dated as of May 3, 2006 issued by Northern Technologies International Corporation, as Guarantor	Incorporated by reference to Exhibit 10.8 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 9, 2006 (File No. 001-11038)

10.30	Purchase and Sale Agreement dated as of June 2, 2006 between Northern Technologies International Corporation and Underground Properties, LLC	Incorporated by reference to Exhibit 10.1 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 5, 2006 (File No. 001-11038)

14.1	Code of Ethics	Incorporated by reference to Exhibit 14.1 to NTIC’s Annual Report on Form 10-KSB for the year ended August 31, 2004 (File No. 001-11038)

21.1	Subsidiaries of the Registrant	Filed herewith

23.1	Consent of Virchow, Krause & Company, LLP	Filed herewith

31.1	Certification of President and Chief Executive Officer Pursuant to SEC Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of President and Chief Executive Officer Pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of Chief Financial Officer Pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith