Form 10QSB
period 2006-11-30
NORTHERN TECHNOLOGIES INTERNATIONAL CORP
filed 2007-01-12
CIK 875582

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10-QSB

(Mark one)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
November 30, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________.

Commission file number  1-11038

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
(Name of small business issuer in its charter)

Delaware	41-0857886
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4201 Woodland Rd Circle Pines, Minnesota	55014
(Address of principal executive offices)	(Zip Code)

(763) 225-6600
 (Issuer’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2) of the Exchange Act).

Yes ☐	No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of January 11, 2007

Common Stock, $0.02 par value	3,656,238

Transitional Small Business Disclosure Format (check one):

Yes ☐	No ☒

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
FORM 10-QSB
November 30, 2006

This Quarterly Report on Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by those sections. For more information, see “Part I. Financial Information – Item 2.  Management’s Discussion and Analysis or Plan of Operation  – Forward-Looking Statements.”

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

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES –
CONSOLIDATED BALANCE SHEETS as of November 30, 2006 (Unaudited) and August 31, 2006

	November 30, 2006	August 31, 2006

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$507,017	$299,117
Receivables:
Trade excluding corporate joint ventures, less allowance for doubtful accounts of $10,311 and $10,000 at November 30, 2006 and August 31, 2006	2,155,136	1,772,568
Trade corporate joint ventures	522,869	598,162
Technical and other services, corporate joint ventures	1,329,863	1,357,754
Income taxes	303,206	333,819
Inventories	1,357,829	1,377,953
Prepaid expenses	367,503	233,648
Deferred income taxes	237,088	237,088

Total current assets	6,780,511	6,210,109
PROPERTY AND EQUIPMENT, net	3,793,090	3,430,573
OTHER ASSETS:
Investments in corporate joint ventures:
Industrial chemical	11,408,360	10,397,463
Industrial non-chemical	431,954	374,639
Deferred income taxes	628,197	628,197
Notes receivable and foreign deposit	497,179	497,179
Note from employee	50,057	56,679
Industrial patents and trademarks, net	986,243	996,592
Goodwill	304,000	304,000
Other	433,915	375,199

	14,739,905	13,629,948

	$25,313,506	$23,270,630

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank overdrafts	$29,695	$328,804
Borrowings made on line of credit	1,253,000	610,000
Current portion of notes payable	29,861	27,310
Accounts payable	1,997,620	1,775,926
Accrued liabilities:
Payroll and related benefits	708,356	1,056,556
Deferred joint venture royalties	120,000	96,000
Other	187,697	94,179

Total current liabilities	4,326,229	3,988,775
NOTES PAYABLE, NET OF CURRENT PORTION	1,231,887	1,240,848
MINORITY INTEREST	64,840	55,254
STOCKHOLDERS’ EQUITY:
Preferred stock, no par value; authorized 10,000 shares; none issued and outstanding	—	—
Common stock, $0.02 par value per share; authorized 10,000,000 shares; issued and outstanding 3,656,238 and 3,618,993, respectively	73,125	72,380
Additional paid-in capital	4,615,013	4,272,635
Retained earnings	13,885,798	12,895,574
Accumulated other comprehensive income	1,116,614	745,164

Total stockholders’ equity	19,690,550	17,985,753

	$25,313,506	$23,270,630

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES -
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
THREE MONTHS ENDED NOVEMBER 30, 2006 AND NOVEMBER 30, 2005

	November 30, 2006	November 30, 2005

NORTH AMERICAN OPERATIONS:
Net sales	$4,617,374	$4,403,630
Cost of sales	2,945,055	2,729,111

Gross profit	1,672,319	1,674,519
Operating expenses:
Selling	769,039	697,955
General and administrative	822,883	686,559
Lab and technical support	85,040	69,754

	1,676,962	1,454,268
NORTH AMERICAN OPERATING (LOSS) INCOME	(4,643)	220,251
CORPORATE JOINT VENTURES AND HOLDING COMPANIES:
Equity in income of industrial chemical corporate joint ventures and holding companies	592,990	744,447
Equity in income (loss) of industrial non-chemical corporate joint ventures and holding companies	42,229	(14,929)
Fees for technical support and other services provided to corporate joint ventures	1,132,841	1,114,060
Expenses incurred in support of corporate joint ventures	(1,316,249)	(1,165,584)

INCOME FROM ALL CORPORATE JOINT VENTURES AND HOLDING COMPANIES	451,811	677,994
INTEREST INCOME	935	26,801
INTEREST EXPENSE	(42,881)	(3,649)
OTHER INCOME	2,093	—
GAIN ON SALE OF ASSETS	724,495	—
MINORITY INTEREST	(9,586)	(15,412)

INCOME BEFORE INCOME TAX EXPENSE	1,122,224	905,985
INCOME TAX EXPENSE	132,000	272,000

NET INCOME	$990,224	$633,985
NET INCOME PER COMMON SHARE:
Basic	$0.27	$0.18

Diluted	$0.27	$0.18

WEIGHTED AVERAGE COMMON SHARES ASSUMED OUTSTANDING:
Basic	3,624,314	3,589,993

Diluted	3,668,095	3,607,564

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES -
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
THREE MONTHS ENDED NOVEMBER 30, 2006 and NOVEMBER 30, 2005

	November 30, 2006	November 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$990,224	$633,983
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Expensing of fair value of stock options vested	44,793	—
Depreciation expense	76,156	50,223
Amortization expense	40,213	40,566
Gain on sale of assets	(724,495)	—
Minority interest expense	9,586	15,412
Equity in (income) loss from corporate joint ventures:
Industrial chemical	(592,990)	(744,447)
Industrial non-chemical	(42,229)	14,929
Deferred joint venture royalties	24,000	(27,812)
Change in current assets and liabilities:
Receivables:
Trade excluding corporate joint ventures	(382,568)	(264,823)
Trade corporate joint ventures	75,293	(13,001)
Technical and other services receivables, corporate joint ventures	27,891	32,179
Income taxes	30,613	174,149
Inventories	20,124	(65,539)
Prepaid expenses and other	(133,853)	(255,168)
Employee note receivable	6,622	6,208
Accounts payable	221,694	165,816
Accrued liabilities	43,649	142,820

Net cash used in operating activities	(265,279)	(94,505)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	848,667	—
Investment in industrial chemical joint ventures	(81,522)	—
Dividends received from corporate joint ventures	19,978	497,208
Loans made	—	(20,029)
Cash received from notes receivable	—	300,000
Additions to property and equipment	(562,845)	(104,148)
Decrease (increase) in other assets	(58,716)	11,343
Additions to industrial patents	(29,864)	(79,814)

Net cash provided by investing activities	135,698	604,560
CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdrafts	(299,109)	—
Net borrowings made on line of credit (repayments)	643,000	(600,000)
Repayments of note payable	(6,410)	(186,249)

Net cash provided by (used in) financing activities	337,481	(786,249)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	207,900	(276,194)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	299,117	327,458

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$507,017	$51,264

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES -
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.          INTERIM FINANCIAL INFORMATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all necessary adjustments, which are of a normal recurring nature, and present fairly the consolidated financial position of Northern Technologies International Corporation and its subsidiaries (the Company) as of November 30, 2006 and the results of their operations for the three months ended November 30, 2006 and November 30, 2005 and their cash flows for the three months ended November 30, 2006 and November 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s annual report on Form 10-KSB for the fiscal year ended August 31, 2006 and with the “Management’s Discussion and Analysis or Plan of Operation” section appearing in this quarterly report.  Operating results for the three months ended November 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2007.

2.          RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 108, “Considering the Effects on Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”). SAB 108 requires registrants to quantify errors using both the income statement method (i.e. iron curtain method) and the rollover method and requires adjustment if either method indicates a material error. If a correction in the current year relating to prior year errors is material to the current year, then the prior year financial information needs to be corrected. A correction to the prior year results that are not material to those years, would not require a “restatement process” where prior financials would be amended. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company does not anticipate that SAB 108 will have a material effect on its consolidated financial statements.

3.          STOCK-BASED COMPENSATION

In December 2004, FASB published FASB Statement No. 123 (revised 2004), Share-Based Payment.  FAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements.  That cost will be measured based on the fair value of the equity or liability instruments issued.  FAS 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.  FAS 123(R) is a replacement of FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretive guidance.  The effect of the Statement is to require entities to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award.   Compensation cost under SFAS 123(R) is recognized ratably using the straight-line attribution method over the expected vesting period, which is considered to be the requisite service period.  In addition, pursuant to SFAS 123(R), we are required to estimate the amount of expected forfeitures when calculating the compensation costs, instead of accounting for forfeitures as incurred, which was our previous method.    All of our options previously awarded were classified as equity instruments and continue to maintain their equity classification under SFAS 123(R). FAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement.  The Company implemented FAS 123(R) on September 1, 2006, using the modified prospective transition method.

During the three months ended November 30, 2006, the Company granted options to purchase 14,000 shares of its common stock. The fair value of option grants is determined at date of grant, using the Black-Scholes option pricing model with the assumptions listed below.  The volatility factor used in the Black-Scholes option pricing model is based on historical stock price fluctuations and risk free interest rate are based on U.S. treasury rates appropriate for expected term. Based on these valuations, the Company recognized compensation expense of $44,793 with an effect on earnings per share of $0.01 for the three months ended November 30, 2006, related to the options that vested during that quarter.  The Company estimates that there will be no additional compensation expense relating to these option grants for the remainder of fiscal year 2007.  As of November 30, 2006, the total compensation cost for nonvested options not yet recognized in the Company’s statements of operations was $45,813, net of estimated forfeitures.  $38,874 and $6,939 are expected to be recognized during the three months ended November 30, 2007 and 2008, respectively.  Future option grants will impact the compensation expense recognized.

The fair value of the options granted during the three months ended November 30, 2006 and 2005 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	November 30, 2006	November 30, 2005

Dividend yield	2.00%	2.00%
Expected volatility	42.9%	42.8%
Expected life of option	5 years	5 years
Average risk-free interest rate	4.67%	4.23%

Dividend yield and expected volatility are estimated using historical amounts that are anticipated to be consistent with current values.  Expected life of option is based on the life of the option agreements.

Had compensation cost for stock options been determined based on the fair value methodology prescribed by SFAS 123, the Company’s net income and net income per common share for the three months ended November 30, 2005 would have been reduced to the pro forma amounts indicated below:

November 30, 2005

Net income:
As reported	$633,985
Pro forma	$598,352
Basic net income per common share
As reported	$0.18
Pro forma	$0.17
Diluted net income per share
As reported	$0.18
Pro forma	$0.17
Stock-based compensation, net:
As reported	$0
Pro forma	$35,634

4.          INVENTORIES

Inventories consisted of the following:

	November 30, 2006	August 31, 2006

Production materials	$247,974	$353,516
Finished goods	1,109,855	1,024,437

	$1,357,829	$1,377,953

5.          PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	November 30, 2006	August 31, 2006

Land	$310,365	$29,097
Buildings and improvements	2,989,585	3,420,596
Machinery and equipment	1,101,151	1,024,024

	4,401,101	4,473,717
Less accumulated depreciation	(608,011)	(1,043,144)

	$3,793,090	$3,430,573

NTIC recognized a gain on the sale of land, building and equipment that previously served as its corporate headquarters of $724,495 during the three months ended November 30, 2006.  This was a one-time sale and no additional gain is anticipated to be recognized relating to the building in the future and NTIC does not have any continued interest in the property sold.

6.          INDUSTRIAL PATENTS AND TRADEMARKS, NET

Industrial patents and trademarks, net consisted of the following:

	November 30, 2006	August 31, 2006

Patents and trademarks	$1,308,707	$1,278,845
Less accumulated amortization	(322,464)	(282,253)

	$986,243	$996,592

Patent and trademark costs are amortized over seven years once a patent or trademark application is filed and approved.  Amortization expense was $40,213 and $40,566, for the three months ended November 30, 2006 and 2005, respectively.  Amortization expense is estimated to approximate $160,000 in each of the next five fiscal years.

7.          NOTES RECEIVABLE AND FOREIGN DEPOSITS

Notes receivable and foreign deposits consisted of the following:

	November 30, 2006	August 31, 2006

Notes receivable from corporate joint venture partners	$51,710	$51,710
Foreign deposits	445,469	445,469

	$497,179	$497,179

8.          INVESTMENTS IN CORPORATE JOINT VENTURES

Composite financial information from the audited and unaudited financial statements of the Company’s joint ventures carried on the equity basis is summarized as follows:

	November 30, 2006	August 31, 2006

Current assets	$37,297,284	$33,954,156
Total assets	43,952,531	39,030,247
Current liabilities	15,816,651	14,323,903
Non-current liabilities	2,721,582	1,496,557
Joint ventures’ equity	25,414,299	23,209,788
Northern Technologies International Corporation’s share of Corporate Joint Ventures’ equity	$11,840,314	$10,772,102

	November 30, 2006	November 30, 2005

Net sales	$18,879,432	$16,535,347
Gross profit	9,068,677	7,454,578
Net income	1,624,028	1,539,415
Northern Technologies International Corporation’s share of equity in income of Corporate Joint Ventures	$635, 219	$729,518

During the three months ended November 30, 2006, the Company invested in corporate joint ventures as follows:

In November 2006, the Company invested $81,522, in a new industrial chemical corporate joint venture to develop operations in the United Arab Emirates in the oil and gas industry.  The Company has a 50% ownership interest in the new entity.  The new entity had no operations prior to the Company’s investment.  It is anticipated that this is the first of two installments towards the Company’s 50% capitalization of an estimated $200,000 over the next 12 months.  It is anticipated that the total capitalization by all owners of the joint venture will be $400,000.

The Company has committed to contribute an additional $300,000 in February 2007 to its established industrial chemical corporate joint venture in India for a capital intensive expansion.  It is anticipated that the total increase in capitalization by both owners of the joint venture will be $600,000.

9.          GOODWILL

The Company tests goodwill annually for impairment and in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired.  Goodwill at each November 30, 2006 and August 31, 2006 was $304,000.

10.        CORPORATE DEBT

The Company has a revolving credit facility of $1,500,000 that expires on January 31, 2007. Outstanding amounts under the revolving credit facility bear interest at an annual rate based on LIBOR plus 2.25%.  As of November 30, 2006, the interest rate was 7.49%, the average interest rate over the quarter ended November 30, 2006 was 7.25%.  Amounts borrowed under the facility are collateralized by a lien on substantially all of the Company’s assets, excluding its corporate joint venture interests and intellectual property rights.

The credit documents contain other terms and provisions (including representations, covenants and conditions) customary for transactions of this type. Significant financial covenants include the maintenance of a minimum fixed charge coverage ratio of 1.0 to 1.0.  The Company was in compliance with all covenants under the revolving credit facility.  Outstanding balances were $1,253,000 and $610,000 as of November 30, 2006 and August 31, 2006, respectively.  The Company expects the line of credit to be extended under substantially similar terms in the near future.

The Company has a term loan in the principal amount of $1,275,000 that matures on May 1, 2011, bears interest at a fixed rate of 8.01% and is payable in 59 monthly payments equal to approximately $10,776 (inclusive of principal and interest) commencing June 1, 2006.  All of the remaining unpaid principal and accrued interest is due and payable on the maturity date.  The term loan note is secured by a first lien on the Company’s Circle Pines facility pursuant to a Mortgage dated as of May 3, 2006 between Northern Technologies Holding Company LLC and National City Bank and is guaranteed by the Company.

11.         STOCKHOLDERS’ EQUITY

During the three months ended November 30, 2006, the Company did not purchase or retire any shares of its common stock and no stock options were exercised.  The Company granted stock bonuses for 37,245 shares of its common stock to various employees with a value of $298,330 under its 2000 Stock Incentive Plan during the three months ended November 30, 2006.

The Company did not acquire or retire any shares of common stock during the three months ended November 30, 2005.  Additionally, no stock options were exercised during the three months ended November 30, 2005.

12.         SUPPLEMENTAL CASH FLOW INFORMATION

The Company did not declare or pay any cash dividends during fiscal 2006 and as of January 11, 2007 had not declared or paid any cash dividends during fiscal 2007.

The Company issued 37,245 shares of unrestricted common stock to satisfy $298,330 of accrued payroll liability during the quarter ended November 30, 2006.

13.         TOTAL COMPREHENSIVE INCOME

The Company’s total comprehensive income was as follows:

	November 30, 2006	November 30, 2005

Net income	$990,224	$633,985
Other comprehensive income (loss): foreign currency translation adjustment	371,450	(316,029)

Total comprehensive income	$1,361,674	$317,956

14.         NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding.  Diluted net income per share assumes the exercise of stock options using the treasury stock method, if dilutive.

No options to purchase shares of common stock were excluded from the computation of common share equivalents as of November 30, 2006.

Options to purchase 3,000 and 334 shares of common stock with per share exercise prices of $6.15 and $5.96, respectively, were outstanding as of November 30, 2005, but were excluded from the computation of common share equivalents, because their exercise prices were greater than the average market price of a share of common stock during the quarter.

15.         STOCK-BASED COMPENSATION

The Company currently has one stock-based compensation plan under which it grants stock options and other stock-based awards, the 2000 Stock Incentive Plan (the Plan).  The Company’s Board of Directors and stockholders approved the Plan and the Compensation Committee of the Board of Directors administers the Plan.  Under the Plan, incentive stock options, nonqualified stock options, stock bonuses and other stock-based awards could be granted to directors, officers, non-officer employees, and independent consultants of the Company.  Options granted under the Plan generally have a term of five years and become exercisable over a three- or four-year period beginning on the one-year anniversary date of the grant.  Options are granted at per share exercise prices equal to the market value of the Company’s common stock on the date of grant.

In November 2006, the Company’s Board of Directors approved a new 2007 Stock Incentive Plan and a new Employee Stock Purchase Plan, both of which will be submitted to the Company’s stockholders for their consideration and approval at the Company’s 2007 annual meeting of stockholders scheduled to be held on January 23, 2007.  The 2007 Stock Incentive Plan provides for the grant of up to a total of 400,000 incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, stock unit awards, performance awards and stock bonuses to eligible recipients to enable the Company and its subsidiaries to attract and retain qualified individuals through opportunities for equity participation in the Company, and to reward those individuals who contribute to the achievement of the Company’s economic objectives.  The Employee Stock Purchase Plan provides for purchase of up to 100,000 common shares for employees of the Company to purchase on a periodic basis through payroll deductions at a 10% discount to the fair market value of the Company’s common stock. If the Company’s stockholders approve the new 2007 Stock Incentive Plan, it will replace the Company’s 2000 Stock Incentive Plan, which will be terminated with respect to future grants upon the effectiveness of the new 2007 Stock Incentive Plan.

The following table summarizes information about stock options outstanding and exercisable at November 30, 2006:

Option Grant Date	Per Share Exercise Prices	Remaining Contractual Life	Number of Options Outstanding (#)	Number of Options Exercisable (#)

2/15/2002	$4.56	0.2	22,000	22,000
9/1/2003	$5.30	1.8	4,000	4,000
9/1/2004	$5.25	2.8	6,000	4,002
11/12/2004	$6.15	3.0	3,000	2,000
7/29/2005	$5.96	3.7	334	223
9/1/2005	$5.75	3.8	14,000	4,669
11/4/2005	$5.38	3.9	56,000	18,669
9/1/2006	$8.01	4.8	14,000	0

			119,334	55,563

The weighted average fair value of options granted during the three months ended November 30, 2006 and 2005, was $2.08 and $1.46, respectively.

16.         SEGMENT INFORMATION

Net sales by geographic location as a percentage of total net sales were as follows:

	November 30, 2006	November 30, 2005

Inside the U.S.A. to unaffiliated customers	80.4%	84.8%
Outside the U.S.A. to:
Corporate Joint Ventures in which the Company is a shareholder directly and indirectly	11.7%	6.6%
Unaffiliated customers	7.9%	8.6%

	100%	100%

One of the Company’s North American customers accounted for in the aggregate approximately 33.5% and 32.2% of the Company’s net sales for the three months ended November 30, 2006 and 2005 respectively, and $661,278 and $304,430 of the Company’s receivables at November 30, 2006 and August 31, 2006, respectively.

17.        RETIREMENT PLAN

The Company has a 401(k) employee savings plan.  Employees who meet certain age and service requirements may elect to contribute up to 15% of their salaries.  The Company contributes the lesser of 50% of the participant’s contributions or 3.5% of the employee’s salary.  The Company recognized expense for the savings plan of $26,426 and $26,268, for the three months ended November 30, 2006 and 2005, respectively.

18.         RELATED PARTY TRANSACTIONS

On May 18, 2006, the Company and Emeritushnic Facilities Company, Inc. (“EFC”), an entity owned by the Company’s former Chairman of the Board and Chief Executive Officer and current Chairman Emeritus, Philip M. Lynch, and certain of his family members, excluding G. Patrick Lynch, the Company’s current President and Chief Executive Officer, entered into a Consulting Agreement, effective as of May 1, 2006.  Pursuant to the Consulting Agreement, the Company has engaged EFC to perform certain consulting services to the Company, including maintaining communications and relations between the Company and its joint venture partners.  In consideration for such services, the Company paid EFC monthly consulting fees totaling $75,000 and $0 in the three months ended November 30, 2006 and 2005, respectively, and reimbursed EFC for out-of-pocket expenses reasonably incurred in the course of providing such services in an aggregate amount of $47,085 and $0 for the three months ended November 30, 2006 and 2005, respectively.  The Consulting Agreement provides for fees of $25,000 per month and up to $180,000 in expense reimbursement in a given fiscal year.  Additionally, it may be terminated by either party for any reason upon at least 90 days prior written notice to the other party and may be terminated upon the occurrence of other certain events, as set forth in the Consulting Agreement.  The Consulting Agreement also contains other standard and customary terms, including provisions regarding confidentiality, non-competition and non-solicitation.

On May 1, 2006, the Company and Inter Alia Holding Co. (“Inter Alia”) entered into a termination agreement pursuant to which they agreed to mutually terminate that certain Manufacturer’s Representative Agreement dated as of October 1, 1976 and as subsequently amended thereafter.  Inter Alia beneficially owns approximately 25.4% of the Company’s outstanding common stock, and Philip M. Lynch, the Company’s former Chairman of the Board and Chief Executive Officer and current Chairman Emeritus, and G. Patrick Lynch, the Company’s current President and Chief Executive Officer, are shareholders of Inter Alia.  Prior to terminating the agreement, the Company reimbursed Inter Alia for travel and related expenses in the aggregate amount of $121,636 during the three months ended November 30, 2005.  The Company paid Inter Alia commissions on royalties paid by corporate joint ventures and net proceeds of sales of the Company’s products of approximately $25,977 during the three months ended November 30, 2005.  In addition, the Company paid health insurance premiums of $4,185 during the three months ended November 30, 2005, related to policies that insure Philip M. Lynch, the Company’s former Chairman of the Board and Chief Executive Officer and current Chairman Emeritus.

The Company made consulting payments to Dr. Ramani Narayan, a director of the Company, of $25,000 on each of November 8, 2005, February 1, 2006, May 1, 2006, August 1, 2006 and November 2, 2006.  The consulting services rendered by Dr. Narayan related to research and development associated with various new technologies.

The Company made a consulting payment to Dr. Sunggyu Lee, a director of the Company, of $25,000 on each of November 8, 2005, February 1, 2006, May 1, 2006, August 1, 2006 and November 28, 2006.  The consulting services rendered by Dr. Lee related to research and development associated with various new technologies.

The Company pays rent for its Beachwood office and lab location to a related party.  See Note 20.

19.         INCOME TAXES

Reconciliations of the expected federal income tax at the statutory rate with the provisions for income taxes for the three months ended November 30, 2006 and 2005 are as follows:

	November 30, 2006	November 30, 2005

Tax computed at statutory rates	$377,000	$308,000
Tax effect on equity in income of international joint ventures	(213,000)	(248,000)
Tax effect on dividends received from corporate joint ventures	7,000	169,000
Research and development credit	(50,000)	(50,000)
Other	11,000	93,000

	$132,000	$272,000

20.         COMMITMENTS AND CONTINGENCIES

The Company is involved in a legal action in Finland whereby the Company sued a Finnish company for trademark infringement.  The Company won the initial case, but has subsequently lost on appeal.  The Company is currently appealing the latest court decision.  The outcome of the appeal is unknown and any potential loss cannot be estimated at this time; however, the potential judgment or settlement resulting from the case could have a material impact on the financial position or results of operations of the Company.  The Company has put up a deposit of $445,469 that is being held by the courts in Finland against the defendant’s products that were seized as contraband pending the outcome of the lawsuit.  There are no other legal actions arising in the ordinary course of business that management is of the opinion that any judgment or settlement therefrom would have a material adverse effect on the financial position or results of operations of the Company.

On December 10, 2006, NTIC obtained a demand line of credit of up to the principal amount of $600,000 from National City Bank to fund NTIC’s obligations related to a required deposit of $445,469 with the courts in Finland in connection with NTIC’s legal action in Finland.  Advances made under the demand line of credit will be made at the sole discretion of National City Bank and will be due and payable on demand.  Any outstanding unpaid principal balance under the demand line of credit bears interest at an annual rate based on LIBOR plus 2.25%.  Interest is payable in arrears on January 15, 2007 and on the 15th day of each month thereafter and on demand.

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

On November 16, 2006, the “independent directors” of the Company approved the material terms of an annual bonus plan for executive officers and certain employees of the Company for fiscal year ending August 31, 2007, the purpose of which is to align the interests of the Company and its subsidiaries, executive officers and stockholders by providing an incentive for the achievement of key corporate and individual performance measures that are critical to the success of the Company and linking a significant portion of each executive officer’s annual compensation to the achievement of such measures.  The following is a brief summary of the material terms approved by the Board:

•	The total amount available under the bonus plan will be up to 25% of the Company’s earnings before interest, taxes and other income (EBITOI);

•	The total amount available under the cash bonus plan will be $0 if EBITOI, as adjusted to take into account amounts to be paid under the bonus plan, fall below 70% of target EBITOI; and

•	The payment of bonuses under the plan will be made in both cash and stock, the exact amount and percentages of which will be determined by the Compensation Committee.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Management’s Discussion and Analysis provides material historical and prospective disclosures intended to enable investors and other users to assess NTIC’s financial condition and results of operations.  Statements that are not historical are forward-looking and involve risks and uncertainties discussed under the captions “Forward-Looking Statements” and “Risk Factors” appearing elsewhere in this report.  The following discussion of the results of the operations and financial condition of NTIC should be read in conjunction with NTIC’s consolidated financial statements and the related notes thereto included under Part I, Item 1 entitled “Financial Statements” of this report.

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

NTIC’s net sales increased 4.9% during the three months ended November 30, 2006 as compared to the same period in fiscal 2006 primarily as a result of the increase in net sales of traditional Zerust® products and of React-NTI products to new and existing customers in North America.    Net sales of traditional Zerust® products increased $33,205 to $3,023,384 during the three months ended November 30, 2006 as compared to the same period in fiscal 2006.  Net sales of React-NTI products increased $180,540 to $1,593,990 for the three months ended November 30, 2006 as compared to the same period in fiscal 2006.

Cost of sales as a percentage of net sales increased to 63.8% during the three months ended November 30, 2006 as compared to 62.0% during same period in fiscal 2006 primarily as a result of an increase in raw material prices, including in particular, plastic resins and a varying sale product mix.

Total net sales of all of NTIC’s joint ventures increased 14.2% to $18,879,432 during the three months ended November 30, 2006 as compared to $16,535,347 the same period in fiscal 2006.  NTIC receives fees for technical and other support services it provides to its joint ventures based on the revenues of the individual joint ventures.  NTIC recognized an increase in fee income for such technical and support services during the three months ended November 30, 2006 as compared to the same period in fiscal 2006 due to the increase in total net sales of the joint ventures.  NTIC incurs direct expenses related to its corporate joint ventures and holding companies.  Such expenses include consulting, travel, technical and marketing services to existing joint ventures, legal fees incurred in the establishment of new joint ventures, registration and promotion and legal defense of worldwide trademarks, and legal fees incurred in connection with the filing of patent applications. NTIC incurred increased direct expenses related to its corporate joint ventures and the holding companies during the three months ended November 30, 2006 as compared to the same period in fiscal 2006 due primarily to the increased number of employees and an increase in legal expenses.

NTIC’s net income for the three months ended November 30, 2006 increased to $990,224 as compared to $633,985 for the three months ended November 30, 2005 and net income per common share, basic and diluted, increased to $0.27 per share for the three months ended November 30, 2006 compared to $0.18 for the three months ended November 30, 2005 primarily as a result of the gain on the sale of assets partially offset by the decrease in equity in income of industrial chemical corporate joint ventures.

NTIC’s working capital was $2,454,282 at November 30, 2006, including $507,017 in cash and cash equivalents.  In August 2006, NTIC increased its existing $1,000,000 revolving credit facility with National City Bank to $1,500,000.  As of November 30, 2006, NTIC had borrowed $1,253,000 under the revolving credit facility.      The revolving credit facility expires on January 31, 2007.  NTIC intends to renew or replace this facility on or prior to the January 31, 2007 maturity date.

NTIC elected not to pay a cash dividend in fiscal 2006, based on fiscal 2005 results, or thus far in fiscal 2007, based on fiscal 2006 results, in order to preserve cash and make investments in future operations.  NTIC expects to meet its future liquidity requirements during at least the next twelve months by using its existing cash and cash equivalents, forecasted cash flows from future operations, distributions of earnings and technical assistance fees to NTIC from its joint venture investments and funds available through existing or anticipated financing arrangements.

Results of Operations

The following table sets forth our results of operations for the three months ended November 30, 2006 and 2005.

	November 30, 2006	% of Net Sales	November 30, 2005	% of Net Sales	$ Change	% Change

Net sales	$4,617,374	100.0%	$4,403,630	100.0%	213,744	4.9%
Cost of goods sold	2,945,055	63.8%	2,729,111	62.0%	215,944	7.9%
Selling expenses	769,039	16.7%	697,955	15.9%	71,084	10.2%
General and administrative expenses	822,883	17.8%	686,559	15.6%	136,324	19.9%
Lab and technical support expenses	$85,040	1.8%	$69,754	1.6%	15,286	21.9%

Net Sales and Cost of Sales.  NTIC’s net sales originating in the United States increased during the three months ended November 30, 2006 compared to the same period in fiscal 2006 primarily as a result of an increase in the demand for Zerust® products sold to existing customers and an increase in the demand for React-NTI products sold to an existing customer in North America.  Cost of sales increased as a percentage of net sales for the three months ended November 30, 2006 compared to the same period in fiscal 2006 primarily as a result of an increase in petroleum based raw material prices.

Selling Expenses.  NTIC’s selling expenses increased for the three months ended November 30, 2006 compared the same period in fiscal 2006 primarily as a result of increases in (i) communication expense of $13,000, (ii) trade show expense of $10,000, (iii) salaries, commissions and related employee benefits of $24,000, (iv) travel expense of $23,000 and (v) expense related to the sale of React products of $26,000.  These increases were partially offset by decreases in (i) consulting expenses of $10,000.  Selling expenses as a percentage of net sales increased slightly for the three months ended November 30, 2006 compared to same period in fiscal 2006 primarily as a result of the changes in spending as described above.

General and Administrative Expenses.  NTIC’s general and administrative expenses increased for the three months ended November 30, 2006 compared to same period in fiscal 2006 primarily as a result of increases in (i) information technology expenses of $74,000, (ii) insurance expense of $13,000, (iii) legal expenses of $22,000, (iv) travel expense of $17,000, (v) consulting expenses of $11,000, and (vi) depreciation expense of 23,000.  These increases were partially offset by decreases in (i) salaries and benefits of $10,000 and (ii) directors’ fees and expenses of $11,000.  As a percentage of net sales, general and administrative expenses increased slightly for the three months ended November 30, 2006 compared to same period in fiscal 2006 primarily as a result of the changes in spending as described above.  The Company anticipates these expenses to continue into the future.

Lab and Technical Support Expenses.  NTIC’s lab and technical support expenses increased slightly for the three months ended November 30, 2006 compared to the same period in fiscal 2006 primarily due to (i) travel expense of $5,000 and (ii) lab supplies of $6,000.  As a percentage of net sales, lab and technical support expenses increased slightly for the three months ended November 30, 2006 compared to same period in fiscal 2006 primarily as a result of the changes in spending as described above.

International Corporate Joint Ventures and Holding Companies.  NTIC continues its business program of establishing corporate joint venture arrangements in international markets directly or indirectly through holding companies. NTIC and/or an existing corporate joint venture manufactures and supplies proprietary ingredients, which make the finished products functional and enable manufacturing of the finished products to take place in the foreign countries.  NTIC’s corporate joint ventures then market the finished products in their territories, and NTIC’s corporate joint ventures’ profits are shared by the corporate joint venture shareholders in accordance with their ownership percentages of the joint venture entity.

NTIC had equity in income of industrial chemical and non-chemical corporate joint ventures and holding companies of $635,219 and $729,518 for the three months ended November 30, 2006 and 2005, respectively.  This decrease in equity in income for the three month period was due specifically to expenses that resulted in poor quarterly results at two joint ventures compared to the previous fiscal year.

NTIC receives fees for technical and other support to NTIC’s corporate joint ventures based on the revenues of the individual corporate joint ventures.  NTIC recognized fee income for such support in the amounts of $1,132,841 and $1,114,060 for the three months ended November 30, 2006 and 2005, respectively.

NTIC sponsors a worldwide corporate joint venture conference approximately every three to four years in which all of its corporate joint ventures are invited to participate.  NTIC defers a portion of its technical and other support fees received from its corporate joint ventures in each accounting period leading up to the next conference, reflecting that NTIC has not fully earned the payments received during that period.  The next corporate joint venture conference is scheduled to be held in 2008.  There was $120,000 of deferred income recorded within other accrued liabilities at November 30, 2006, related to this future conference.  The costs associated with these joint venture conferences are offset against the deferral as incurred, generally in the period in which the conference is held and immediately before.

NTIC incurred direct expenses related to its corporate joint ventures and the holding companies of $1,316,249 and $1,165,584 for the three months ended November 30, 2006 and 2005, respectively.  These expenses include: product and business development, consulting, travel, technical and marketing services to existing joint ventures, legal fees regarding the establishment of new joint ventures, registration and promotion and legal defense of worldwide trademarks and legal fees incurred in the filing of patent applications for new technologies to which NTIC acquired certain rights.  The increase in direct expenses incurred relating to NTIC’s corporate joint ventures and holding companies for the three months ended November 30, 2006 compared to the same period in fiscal 2006 was attributable to increases in (i) legal fees of $130,000, (ii) travel expenses of $10,000 and (iii) lab testing and supplies expense of $37,000.  These increases were partially offset by decreases in (i) consulting expense of $19,000. As a percentage of net sales, direct expenses incurred relating to NTIC’s corporate joint ventures and holding companies increased for the three months ended November 30, 2006 compared to the same respective period in fiscal 2006, primarily as a result of the changes in spending as described above.

Interest Income.  NTIC’s interest income decreased to $935 for the three months ended November 30, 2006 compared to $26,801 for the same period in fiscal 2006 due to a lower average invested cash balances during the most recent period.

Interest Expense.  NTIC’s interest expense increased to $42,881 for the three months ended November 30, 2006 compared to $3,649 for the same period in fiscal 2006 due to a higher average outstanding debt and an increase in interest rates during the most recent period.

Gain on sale of assets.  NTIC recognized a gain on the sale of land, building and equipment that previously served as NTIC’s corporate headquarters of $724,495 during the three months ended November 30, 2006.  This was a one-time sale and no additional gain is anticipated to be recognized relating to the building in the future.

Income Before Income Tax Expense.  Income before income taxes increased $216,239 to $1,122,224 for the three months ended November 30, 2006 compared to $905,984 for the same period in fiscal 2006.

Income Tax Expense. Income tax expense for the three months ended November 30, 2006 and 2005 was calculated based on management’s estimate of NTIC’s annual effective income tax rate.  NTIC’s annual effective income tax rate for the three months ended November 30, 2006 and 2005 was lower than the statutory rate primarily due to NTIC’s equity in income of corporate joint ventures being recognized based on after-tax earnings of these entities.  To the extent joint ventures’ undistributed earnings are distributed to NTIC, it is not expected to result in any material additional income tax liability after the application of foreign tax credits.

Liquidity and Capital Resources

Sources of Cash and Working Capital.  As of November 30, 2006, NTIC’s working capital was $2,454,282 with $507,017 in cash and cash equivalents, compared to working capital of $2,221,334, including $299,117 in cash and cash equivalents, as of August 31, 2006.

NTIC has a revolving credit facility that expires on January 31, 2007.  Outstanding amounts under the revolving credit facility bear interest at an annual rate based on LIBOR plus 2.25%.  As of November 30, 2006, the interest rate was 7.49%.  Amounts borrowed under the facility are collateralized by a lien on substantially all of NTIC’s assets, excluding its corporate joint venture interests and intellectual property rights.  The credit documents contain other terms and provisions (including representations, covenants and conditions) customary for transactions of this type. Significant financial covenants include minimum fixed charge coverage ratio of 1.0 to 1.0.  Other covenants include a prohibition on any merger or consolidation without prior consent of the lender and restrictions on future credit extensions and non-equity investments and the incurrence of additional indebtedness without the lender’s prior consent. NTIC is in compliance with all covenants under the revolving credit facility.  The facility contains customary events of default, including nonpayment of principal or other amounts when due; breach of covenants; inaccuracy of representations and warranties; cross-default and/or cross-acceleration to other indebtedness; non-compliance with laws; certain voluntary and involuntary bankruptcy events;

judgments entered against NTIC; and a sale of material assets. If an event of default occurs and is continuing, the lender may, among other things, terminate its obligations thereunder and require NTIC to repay all amounts thereunder.  Outstanding balances under the revolving credit facility were $1,253,000 and $610,000 as of November 30, 2006 and August 31, 2006, respectively.  The increase in the utilization of the line of credit is  a result of the cash needed to finance the renovations to the new corporate headquarters.  The line of credit is subject to a borrowing base calculation and at November 30, 2006, NTIC had $247,000 in available credit under the line.

NTIC believes that a combination of its existing cash and cash equivalents, funds available through existing or anticipated financing arrangements and forecasted cash flows, will continue to be adequate to fund its operations, capital expenditures, debt repayments and stock repurchases for at least the next twelve months.

Uses of Cash and Cash Flows.  Cash flows used in operations for the three months ended November 30, 2006 was $265,279, which resulted principally from net income, depreciation and amortization expense, inventories and accounts payable being offset by equity income of corporate joint ventures, trade excluding corporate joint ventures, prepaid expenses, gain on sale of assets and accrued liabilities.  Cash flows used in operations for the three months ended November 30, 2005 was $94,505, which resulted principally from equity income of corporate joint ventures, trade excluding corporate joint ventures, prepaid expenses and inventories, being offset by net income, depreciation and amortization expense, accounts payable, technical receivables from corporate joint ventures, income taxes and accrued liabilities.

Net cash provided by investing activities for the three months ended November 30, 2006 was $135,698, which resulted from additions to property and equipment and industrial patents, offset by proceeds from the sale of assets and dividends received from corporate joint ventures.  Net cash provided by investing activities for the three months ended November 30, 2005 was $604,560, which resulted from dividends received from corporate joint ventures and cash received from loans, offset by loans made, additions to property and equipment and industrial patents.

Net cash provided by financing activities for the three months ended November 30, 2006 was $337,481, which resulted primarily from the borrowings on the line of credit, offset by bank overdrafts.  Net cash used in financing activities the three months ended November 30, 2005 was $786,249, which resulted primarily from borrowing on the line of credit, partially offset by repayment of a note payable.

Capital Expenditures and Commitments.  NTIC has no material lease commitments as of November 30, 2006, except a lease agreement entered into by NTI Facilities, Inc., a subsidiary of NTIC, for approximately 16,994 square feet of office, manufacturing, laboratory and warehouse space in Beachwood, Ohio, requiring monthly payments of $17,500, which are adjusted annually according to the annual consumer price index, through November 2014.  NTIC has no postretirement benefit plan and does not anticipate establishing any postretirement benefit program.

NTIC recently moved its corporate headquarters.  NTIC purchased the real estate and 40,000 square feet building in which its new corporate headquarters is located pursuant to a like-kind exchange transaction within the meaning of Section 1031 of the Internal Revenue Code of 1986, as amended, for a purchase price of $1,475,000. To finance the transaction, NTIC obtained a secured term loan in the principal amount of $1,275,000.  The term loan matures on May 1, 2011, bears interest at a fixed rate of 8.01% and is payable in 59 monthly installments equal to approximately $10,776 (inclusive of principal and interest) commencing June 1, 2006.  All of the remaining unpaid principal and accrued interest is due and payable on the maturity date.  The loan is secured by a first lien on the real estate and building.

NTIC sold the real property and building in which NTIC’s former Lino Lakes corporate headquarters was located for a purchase price of $870,000 on September 8, 2006.  The net book value of the building held for sale was $89,636 and the closing costs and fees associated with the sale of the property was $46,571.  The gain on sale of the property was $724,495 and are reflected in NTIC’s first quarter fiscal 2007 financial results.

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

NTIC’s revolving credit facility bears interest at a rate based on LIBOR and thus may subject NTIC to some market risk on interest rates, $1,253,000 was outstanding under this facility as of November 30, 2006.

Related Party Transactions

See note 18 to NTIC’s consolidated financial statements for disclosure regarding related party transactions.

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

Investments in Corporate Joint Ventures

NTIC’s investments in corporate joint ventures are accounted for using the equity method, except for React-NTI LLC which has been fully consolidated, due to the adoption of FIN 46R. Periodically, NTIC evaluates the investments for any impairment and assesses the future cash flow projections to determine if there are any going concern issues.  If an investment were determined to be impaired, then a reserve would be created to reflect the impairment on the financial results of NTIC.  NTIC’s evaluation of its investments in corporate joint ventures requires NTIC to make assumptions about future cash flows of its corporate joint ventures.  These assumptions require significant judgment and actual results may differ from assumed or estimated amounts.  NTIC’s investments in corporate joint ventures were $11,840,314 and $10,772,102 as of November 30, 2006 and August 31, 2006, respectively.

Accounts and Notes Receivable

NTIC values accounts and notes receivable, net of an allowance for doubtful accounts. Each quarter, NTIC prepares an analysis of its ability to collect outstanding receivables that provides a basis for an allowance estimate for doubtful accounts.  In doing so, NTIC evaluates the age of its receivables, past collection history, current financial conditions of key customers, and economic conditions. Based on this evaluation, NTIC establishes a reserve for specific accounts and notes receivable that it believes are uncollectible, as well as an estimate of uncollectible receivables not specifically known.  A deterioration in the financial condition of any key customer or a significant slow down in the economy could have a material negative impact on NTIC’s ability to collect a portion or all of the accounts and notes receivable. NTIC believes that an analysis of historical trends and its current knowledge of potential collection problems provide NTIC with sufficient information to establish a reasonable estimate for an allowance for doubtful accounts. However, since NTIC cannot predict with certainty future changes in the financial stability of its customers, NTIC’s actual future losses from uncollectible accounts may differ from its estimates. In the event NTIC determined that a smaller or larger uncollectible accounts reserve is appropriate, NTIC would record a credit or charge to selling expense in the period that it made such a determination. Accounts receivable have been reduced by an allowance for uncollectible accounts of $10,311 and $10,000 at November 30, 2006 and August 31, 2006, respectively.

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

Stock-Based Compensation

In December 2004, FASB published FASB Statement No. 123 (revised 2004), Share-Based Payment.  FAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements.  That cost will be measured based on the fair value of the equity or liability instruments issued.  FAS 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.  FAS 123(R) is a replacement of FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretive guidance.  The effect of the Statement is to require entities to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award.  FAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement.  NTIC implemented FAS 123(R) on September 1, 2006, using the modified prospective transition method.

Forward-Looking Statements

This Quarterly Report on Form 10-QSB contains not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  In addition, NTIC or others on NTIC’s behalf may make forward-looking statements from time to time in oral presentations, including telephone conferences, in press releases or reports, on NTIC’s Internet web site or otherwise.  Statements that are not historical are forward-looking and reflect expectations and assumptions.  NTIC tries to identify forward-looking statements in this report and elsewhere by using words such as “may,” “will,” “should,” “expects,” “anticipates,” “contemplates,” “estimates,” “believes,” “plans,” “projected,” “predicts,” “potential” or “continue” or the negative of these or similar terms.

Forward-looking statements involve risks and uncertainties.  These uncertainties include factors that affect all businesses as well as matters specific to NTIC.  NTIC cautions readers not to place undue reliance on any forward-looking statement that speaks only as of the date made and to recognize that forward-looking statements are predictions of future results, which may not occur as anticipated.  Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described below under the heading “Risk Factors,” as well as others that NTIC may consider immaterial or does not anticipate at this time.  The risks and uncertainties described below under the heading “Risk Factors” are not exclusive and further information concerning NTIC and its business, including factors that potentially could materially affect its financial results or condition, may emerge from time to time.  NTIC assumes no obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.  NTIC advises you, however, to consult any further disclosures it may make on related subjects in its future quarterly reports on Form 10-QSB and current reports on Form 8-K it files with or furnishes to the Securities and Exchange Commission.

Risk Factors

The following are the most significant factors known to NTIC that could materially adversely affect its business, financial condition or operating results.

Over 19 percent of NTIC’s consolidated net sales, not including sales made at the various corporate joint venture, are generated outside of the U.S. and NTIC intends to continue to expand its international operations.  NTIC’s international operations require management attention and financial resources and expose NTIC to difficulties presented by international economic, political, legal, accounting and business factors.

NTIC offers direct on-site technical support on rust and corrosion issues in over 50 countries, and operates a marketing, distribution, and technical network through joint ventures in North America, South America, Europe, Asia and the Middle East.  NTIC’s consolidated net sales, not including the corporate joint venture sales, outside the United States were 19.8% of its total consolidated net sales for the three months ended November 30, 2006 and 20.3% of its total consolidated net sales for fiscal 2006.  One of NTIC’s strategic objectives is to expand its international operations.

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

Approximately 33.5% of NTIC’s consolidated net sales for the three months ended November 30, 2006 and 26.6% of NTIC’s consolidated net sales for the fiscal year ended August 31, 2006 were dependent upon a single customer, the loss of which would adversely affect NTIC’s financial condition and consolidated operating results.

One of NTIC’s North American customers accounted for, in the aggregate, approximately 33.5% of NTIC’s consolidated net sales for the three months ended November 30, 2006 and 26.6% of NTIC’s consolidated net sales for the fiscal year ended August 31, 2006.  If NTIC were to lose this customer or if this customer were to substantially decrease its purchases of NTIC’s products, NTIC’s financial condition and consolidated operating results would be adversely affected.

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

As of November 30, 2006, Inter Alia Holding Company beneficially owned approximately 25.2% of NTIC’s outstanding common stock.  Inter Alia is an entity owned by, among others, G. Patrick Lynch, NTIC’s President and Chief Executive Officer and a director, and Philip M. Lynch, NTIC’s former Chairman of the Board and Chief Executive Officer and current Chairman Emeritus.  Messrs. G.P. Lynch and P.M. Lynch share voting and dispositive power of shares of NTIC’s common stock held by Inter Alia Holding Company.  As a result of his share ownership through Inter Alia and his position as President and Chief Executive Officer and a director of NTIC, Mr. G.P. Lynch may be able to influence the affairs and actions of NTIC, including matters requiring stockholder approval, such as the election of directors and approval of significant corporate transactions.  The interests of Messrs. G.P. Lynch and Inter Alia may differ from the interests of NTIC’s other stockholders.  This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of NTIC, could deprive NTIC’s stockholders of an opportunity to receive a premium for their common stock as part of a sale or merger of NTIC and may negatively affect the market price of NTIC’s common stock.  Transactions that could be affected by this concentration of ownership include proxy contests, tender offers, mergers or other purchases of common stock that could give stockholders the opportunity to realize a premium over the then-prevailing market price for shares of NTIC’s common stock.

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

Changes in Internal Control over Financial Reporting

There was no change in NTIC’s internal control over financial reporting that occurred during the quarter ended November 30, 2006 that has materially affected, or is reasonably likely to materially affect NTIC’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

A description of NTIC’s legal proceedings in the first paragraph under Note 20 of NTIC’s consolidated financial statements included within this report is incorporated herein by reference.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Recent Sales of Unregistered Equity Securities

During the three months ended November 30, 2006, NTIC did not issue any shares of its common stock or other equity securities of NTIC that were not registered under the Securities Act of 1933.

Small Business Issuer Purchases of Equity Securities

During the three months ended November 30, 2006, NTIC did not purchase any shares of its common stock or other equity securities of NTIC.

On November 13, 2003, the Board of Directors of NTIC authorized Matthew Wolsfeld, Chief Financial Officer of NTIC, to repurchase on behalf of NTIC, up to 100,000 shares of NTIC’s common stock from time to time in accordance with applicable rules governing issuer stock repurchases.  Since being authorized, NTIC has repurchased and retired an aggregate of 44,200 shares of its common stock.

ITEM 5.     OTHER INFORMATION

On December 10, 2006, NTIC obtained a demand line of credit of up to the principal amount of $600,000 from National City Bank to fund NTIC’s obligations related to a required deposit of $445,469 with the courts in Finland in connection with NTIC’s legal action in Finland.  We refer you to Note 20 of NTIC’s consolidated financial statements included elsewhere in this report for more information regarding the legal action.  Advances made under the demand line of credit will be made at the sole discretion of National City Bank and will be due and payable on demand.  Any outstanding unpaid principal balance under the demand line of credit bears interest at an annual rate based on LIBOR plus 2.25%.  Interest is payable in arrears on January 15, 2007 and on the 15th day of each month thereafter and on demand.

On November 16, 2006, the “independent directors” of NTIC approved the material terms of an annual bonus plan for executive officers and certain employees of NTIC for the fiscal year ending August 31, 2007, the purpose of which is to align the interests of NTIC and its subsidiaries, executive officers and stockholders by providing an incentive for the achievement of key corporate and individual performance measures that are critical to the success of NTIC and linking a significant portion of each executive officer’s annual compensation to the achievement of such measures.  The following is a brief summary of the material terms approved by the Board:

•	The total amount available under the bonus plan will be up to 25% of NTIC’s earnings before interest, taxes and other income (EBITOI);

•	The total amount available under the bonus plan will be $0 if EBITOI, as adjusted to take into account amounts to be paid under the bonus plan, fall below 70% of target EBITOI; and

•	The payment of bonuses under the plan will be made in both cash and stock, the exact amount and percentages of which will be determined by the Compensation Committee of the Board of Directors of NTIC.

ITEM 6.     EXHIBITS

The following exhibits are being filed or furnished with this quarterly report on Form 10-QSB:

Exhibit No.	Description

10.1	Commercial Note: Demand Line of Credit dated December 10, 2006 in the principal amount of $600,000 issued by Northern Technologies International Corporation to National City Bank

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

Date: January 11, 2007	Matthew C. Wolsfeld, CPA
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized to Sign on Behalf of the Registrant)

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
QUARTERLY REPORT ON FORM 10-QSB
EXHIBIT INDEX

Exhibit No.	Description	Method of Filing

10.1	Commercial Note: Demand Line of Credit dated December 10, 2006 in the principal amount of $600,000 issued by Northern Technologies International Corporation to National City Bank	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith