Form 10QSB
period 2007-02-28
NORTHERN TECHNOLOGIES INTERNATIONAL CORP
filed 2007-04-12
CIK 875582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10-QSB

(Mark one)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

February 28, 2007

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

Yes ☒	No ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2) of the Exchange Act).

Yes ☐	No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of April 11, 2007

Common Stock, $0.02 par value	3,679,016

Transitional Small Business Disclosure Format (check one):

Yes ☐	No ☒

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
FORM 10-QSB
February 28, 2007

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
AND SUBSIDIARIES – CONSOLIDATED BALANCE SHEETS as of
February 28, 2007(Unaudited) and August 31, 2006 (Audited)

	February 28, 2007	August 31, 2006

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$240,554	$299,117
Receivables:
Trade excluding corporate joint ventures, less allowance for doubtful accounts of $30,000 and $10,000 at February 28, 2007 and August 31, 2006	1,543,593	1,772,568
Trade corporate joint ventures	612,413	598,162
Technical and other services, corporate joint ventures	1,444,707	1,357,754
Income taxes	294,836	333,819
Inventories	1,529,590	1,377,953
Prepaid expenses	297,168	233,648
Deferred income taxes	237,088	237,088

Total current assets	6,199,949	6,210,109
PROPERTY AND EQUIPMENT, net	3,844,752	3,430,573
OTHER ASSETS:
Investments in corporate joint ventures:
Industrial chemical	11,599,030	10,397,463
Industrial non-chemical	422,401	374,639
Deferred income taxes	628,197	628,197
Notes receivable and foreign deposit	51,710	497,179
Note from employee	43,323	56,679
Industrial patents and trademarks, net	976,789	996,592
Goodwill	304,000	304,000
Other	402,971	375,199

	14,428,421	13,629,948

	$24,473,122	$23,270,630

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank overdrafts	$170,657	$328,804
Borrowings made on line of credit	788,000	610,000
Current portion of notes payable	28,439	27,310
Accounts payable	1,064,633	1,775,926
Payroll and related benefits	670,240	1,056,556
Deferred joint venture royalties	144,000	96,000
Other	125,948	94,179

Total current liabilities	2,991,917	3,988,775
NOTES PAYABLE, NET OF CURRENT PORTION	1,226,764	1,240,848
MINORITY INTEREST	62,568	55,254
STOCKHOLDERS’ EQUITY:
Preferred stock, no par value; authorized 10,000 shares; none issued and outstanding	—	—
Common stock, $0.02 par value per share; authorized 10,000,000 shares; issued and outstanding 3,679,016 and 3,618,993, respectively	73,580	72,380
Additional paid-in capital	4,735,323	4,272,635
Retained earnings	14,326,482	12,895,574
Accumulated other comprehensive income	1,048,969	745,164

Total stockholders’ equity	20,191,873	17,985,753

	$24,473,122	$23,270,630

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES -CONSOLIDATED
STATEMENTS OF OPERATIONS (Unaudited)
THREE AND SIX MONTHS ENDED FEBRUARY 28, 2007 AND FEBRUARY 28, 2006

	Three Months Ended		Six Months Ended

	February 28, 2007	February 28, 2006	February 28, 2007	February 28, 2006

NORTH AMERICAN OPERATIONS:
Sales	$3,884,895	$3,775,693	$8,502,269	$8,179,322
Cost of goods sold	2,459,064	2,315,245	5,404,119	5,044,356

Gross profit	1,425,831	1,460,448	3,098,150	3,134,966

Operating expenses:
Selling	810,165	874,234	1,579,204	1,572,189
General and administrative	804,289	563,911	1,627,172	1,250,470
Lab and technical support	45,335	78,672	130,375	148,426

	1,659,789	1,516,817	3,336,751	2,971,085

NORTH AMERICAN OPERATING (LOSS) INCOME	(233,958)	(56,369)	(238,601)	163,881
CORPORATE JOINT VENTURES AND HOLDING COMPANIES:
Equity in income of industrial chemical corporate joint ventures and holding companies	1,002,944	546,217	1,595,934	1,290,664
Equity in (loss) income of industrial non-chemical corporate joint ventures and holding companies	(8,429)	39,591	33,800	24,662
Fees for technical support and other services provided to corporate joint ventures	1,213,162	1,019,989	2,346,003	2,134,049
Expenses incurred in support of corporate joint ventures	(1,341,052)	(1,290,946)	(2,657,301)	(2,456,530)

INCOME FROM ALL CORPORATE JOINT VENTURES AND HOLDING COMPANIES	866,625	314,851	1,318,436	992,845
INTEREST INCOME	766	1,178	1,701	27,979
INTEREST EXPENSE	(47,483)	(31,857)	(90,364)	(35,506)
OTHER INCOME	6,281	—	8,374	—
GAIN ON SALE OF ASSETS	1,700	—	726,195	—
MINORITY INTEREST	2,272	7,927	(7,314)	(7,485)

INCOME BEFORE INCOME TAX EXPENSE	596,203	235,730	1,718,427	1,141,714
INCOME TAX EXPENSE	148,000	31,000	280,000	303,000

NET INCOME	$448,203	$204,730	$1,438,427	$838,714

NET INCOME PER COMMON SHARE:
Basic	$0.12	$0.06	$0.40	$0.23

Diluted	$0.12	$0.06	$0.39	$0.23

WEIGHTED AVERAGE COMMON SHARES
ASSUMED OUTSTANDING:
Basic	3,664,248	3,597,815	3,644,126	3,593,926
Diluted	3,690,260	3,628,594	3,679,023	3,618,101

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND
SUBSIDIARIES - CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
SIX MONTHS ENDED FEBRUARY 28, 2007 and FEBRUARY 28, 2006

	February 28, 2007	February 28, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,438,427	$838,714
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Expensing of fair value of stock options vested	60,786	—
Depreciation expense	153,996	98,737
Amortization expense	78,340	80,026
Gain on sale of assets	(726,195)	—
Minority interest expense	7,314	7,485
Equity in income from corporate joint ventures:
Industrial chemical	(1,595,934)	(1,290,607)
Industrial non-chemical	(33,800)	(24,662)
Deferred joint venture royalties	48,000	(26,702)
Change in current assets and liabilities:
Receivables:
Trade excluding corporate joint ventures	228,975	(259,382)
Trade corporate joint ventures	(14,251)	30,820
Technical and other services receivables, corporate joint ventures	(86,953)	38,558
Income taxes	38,983	24,537
Inventories	(151,637)	(44,770)
Prepaid expenses and other	(63,520)	(135,823)
Employee note receivable	13,356	12,530
Accounts payable	(711,293)	328,078
Accrued liabilities	(56,217)	265,326

Net cash used in operating activities	(1,371,623)	(57,135)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of assets	850,367	—
Investment in corporate joint ventures	(538,104)	—
Dividends received from corporate joint ventures	1,222,312	783,304
Loans made	—	(20,029)
Cash received from notes receivable and foreign deposit	445,469	403,998
Additions to property and equipment	(692,347)	(128,072)
(Increase) decrease in other assets	(27,772)	18,779
Additions to industrial patents	(58,535)	(129,800)

Net cash provided by investing activities	1,201,390	928,180
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings made on line of credit (repayments)	178,000	(83,000)
Repayment of note payable	(12,955)	(554,870)
Proceeds from exercise of stock options	104,772	95,340
Bank overdrafts	(158,147)	—

Net cash provided by (used in) financing activities	111,670	(542,530)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(58,563)	328,515
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	299,117	327,458

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$240,554	$655,973

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND
SUBSIDIARIES - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.          INTERIM FINANCIAL INFORMATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all necessary adjustments, which are of a normal recurring nature, and present fairly the consolidated financial position of Northern Technologies International Corporation and its subsidiaries (the Company) as of February 28, 2007 and the results of their operations for the three and six months ended February 28, 2007 and February 28, 2006 and their cash flows for the six months ended February 28, 2007 and February 28, 2006, in conformity with accounting principles generally accepted in the United States of America.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s annual report on Form 10-KSB for the fiscal year ended August 31, 2006 and with the Management’s Discussion and Analysis or Plan of Operation section appearing in this quarterly report.  Operating results for the three and six months ended February 28, 2007 are not necessarily indicative of the results that may be expected for the full fiscal year ending August 31, 2007.

2.          STOCK-BASED COMPENSATION

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

The Company granted options to purchase 1,167 and 15,167 shares of its common stock during the three and six months ended February 28, 2007, respectively.  The fair value of option grants is determined at date of grant, using the Black-Scholes option pricing model with the assumptions listed below.  The volatility factor used in the Black-Scholes option pricing model is based on historical stock price fluctuations and risk free interest rate are based on U.S. treasury rates appropriate for expected term. Based on these valuations, the Company recognized compensation expense of $15,993 and $60,786 during the three and six months ended February 28, 2007, respectively,  related to the options that vested during such time period, which reduced net income per share by $0.00 and $0.02 for those three and six month periods, respectively. The Company estimates that there will be no additional compensation expense relating to option grants for the remainder of fiscal year 2007. As of February 28, 2007, the total compensation cost for nonvested options not yet recognized in the Company’s statements of operations was $65,856, net of estimated forfeitures.  $54,867 and $10,989 are expected to be recognized during the six months ending February 28, 2008 and 2009, respectively.  Future option grants will impact the compensation expense recognized.

The fair value of the options granted during the six months ended February 28, 2007 and 2006 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	February 28, 2007	February 28, 2006

Dividend yield	2.00%	2.00%
Expected volatility	42.9%	42.8%
Expected life of option	5 years	5 years
Average risk-free interest rate	4.67%	4.45%

Dividend yield and expected volatility are estimated using historical amounts that are anticipated to be consistent with current values.  Expected life of option is based on the life of the option agreements.

Had compensation cost for stock options been determined based on the fair value methodology prescribed by SFAS 123(R), the Company’s net income and net income per common share for the three and six month periods ended February 28, 2006 would have been reduced to the pro forma amounts indicated below:

	3 Months Ended February 28, 2006	6 Months Ended February 28, 2006

Net income (loss):
As reported	$204,730	$838,714
Pro forma	$204,730	$803,081
Basic net income per common share
As reported	$0.06	$0.23
Pro forma	$0.06	$0.22
Diluted net income per share
As reported	$0.06	$0.23
Pro forma	$0.06	$0.22
Stock-based compensation, net:
As reported	$0	$0
Pro forma	$0	$35,633

3.          INVENTORIES

Inventories consisted of the following:

	February 28, 2007	August 31, 2006

Production materials	$317,392	$353,516
Finished goods	1,212,198	1,024,437

	$1,529,590	$1,377,953

4.          PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	February 28, 2007	August 31, 2006

Land	$310,365	$29,097
Buildings and improvements	3,031,564	3,420,596
Machinery and equipment	1,188,674	1,024,024

	4,530,603	4,473,717
Less accumulated depreciation	(685,851)	(1,043,144)

	$3,844,752	$3,430,573

NTIC recognized a gain on the sale of land, building and equipment that previously served as its corporate headquarters of $724,495 during the six months ended February 28, 2007.  This was a one-time sale and no additional gain is anticipated to be recognized relating to the building in the future as the entire sale was received in cash and NTIC does not have any continued interest in the property sold.

5.          INDUSTRIAL PATENTS AND TRADEMARKS, NET

Industrial patents and trademarks, net consisted of the following:

	February 28, 2007	August 31, 2006

Patents and trademarks	$1,337,382	$1,278,845
Less accumulated amortization	(360,593)	(282,253)

	$976,789	$996,592

Patent and trademark costs are amortized over seven years once a patent or trademark application is filed and approved.  Amortization expense was $78,340 and $80,026, for the six months ended February 28, 2007 and 2006, respectively.  Amortization expense is estimated to approximate $175,000 in each of the next five fiscal years.

6.          NOTES RECEIVABLE AND FOREIGN DEPOSITS

Notes receivable and foreign deposits consisted of the following:

	February 28, 2007	August 31, 2006

Notes receivable from corporate joint venture partners	$51,710	$51,710
Foreign deposits	—	445,469

	$51,710	$497,179

7.          INVESTMENTS IN CORPORATE JOINT VENTURES

Composite financial information from the audited and unaudited financial statements of the Company’s joint ventures carried on the equity basis is summarized as follows:

	February 28, 2007	August 31, 2006

Current assets	$36,481,058	$33,954,156
Total assets	42,967,257	39,030,247
Current liabilities	13,733,953	14,323,903
Non-current liabilities	3,522,544	1,496,557
Joint ventures’ equity	25,710,645	23,209,788
Northern Technologies International Corporation’s share of Corporate Joint Ventures’ equity	$12,021,431	$10,772,102

	February 28, 2007	February 28, 2006

Net sales	$39,272,049	$31,153,683
Gross profit	18,925,025	14,703,559
Net income	3,133,779	2,742,286
Northern Technologies International Corporation’s share of equity in income of Corporate Joint Ventures	$1,629,734	$1,315,326

During the six months ended February 28, 2007, the Company invested in corporate joint ventures as follows:

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

In December 2006, the Company invested $143,000 to establish a new non-industrial chemical joint venture in Thailand. The Company has a 50% ownership interest in the new entity.  The new entity had no operations prior to the Company’s investment.   The total increase in capitalization by both owners of the joint venture was $286,000.

In February 2007, the Company invested $313,582 in its industrial chemical corporate joint venture in India for a capital intensive expansion.  As result of the investment by both the Company and the other owner, the total increase in capitalization of the joint venture was $647,686.

8.          GOODWILL

The Company tests goodwill annually for impairment and in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired.  Goodwill at each of February 28, 2007 and August 31, 2006 was $304,000.

9.          CORPORATE DEBT

The Company has a revolving credit facility of $1,500,000 that expires on January 31, 2008. Outstanding amounts under the revolving credit facility bear interest at an annual rate based on LIBOR plus 2.25%.  As of February 28, 2007, the interest rate was 7.57%, the weighted average interest rate for the six months ended February 28, 2007 was 7.58%.  Amounts borrowed under the facility are collateralized by a lien on substantially all of the Company’s assets, excluding its corporate joint venture interests and intellectual property rights.  The credit documents contain other terms and provisions (including representations, covenants and conditions) customary for transactions of this type. Significant financial covenants include the maintenance of a minimum fixed charge coverage ratio of 1.0 to 1.0.  The Company was in compliance with all covenants under the revolving credit facility.  Outstanding balances were $788,000 and $610,000 as of February 28, 2007 and August 31, 2006, respectively.  The Company expects the line of credit to be extended under substantially similar terms in the near future.

The Company has a term loan in the principal amount of $1,275,000 that matures on May 1, 2011, bears interest at a fixed rate of 8.01% and is payable in 59 monthly payments equal to approximately $10,776 (inclusive of principal and interest) which commenced June 1, 2006.  All of the remaining unpaid principal and accrued interest is due and payable on the maturity date.  The term loan note is secured by a first lien on the Company’s Circle Pines facility pursuant to a Mortgage dated as of May 3, 2006 between Northern Technologies Holding Company LLC and National City Bank and is guaranteed by the Company.

10.          STOCKHOLDERS’ EQUITY

During the six months ended February 28, 2007, the Company did not purchase or retire any shares of its common stock.  During the six months ended February 28, 2007, the Company issued 22,778 shares of its common stock upon the exercise of stock options, as detailed below.  The Company granted 37,245 shares of its common stock to various employees with a value of $298,330 under its 2000 Stock Incentive Plan during the six months ended February 28, 2007.

Options Exercised	Exercise Price

22,000	$4.56
111	$5.56
667	$5.75

During the six months ended February 28, 2006, the Company did not purchase or retire any shares of common stock.  The following stock options to purchase shares of common stock were exercised:

Options Exercised	Exercise Price

16,000	$4.56
1,000	$5.70
2,000	$5.00
2,000	$3.34

11.          SUPPLEMENTAL CASH FLOW INFORMATION

The Company did not declare or pay any cash dividends during fiscal 2006 and as of April 11, 2007 had not declared or paid any cash dividends during fiscal 2007.

The Company issued 37,245 shares of unrestricted common stock to satisfy $298,330 of accrued payroll liability during the six months ended February 28, 2007.

12.          TOTAL COMPREHENSIVE INCOME

The Company’s total comprehensive income was as follows:

	Three Months Ended		Six Months Ended

	February 28, 2007	February 28, 2006	February 28, 2007	February 28, 2006

Net income	$448,203	$204,730	$1,438,427	$858,713
Other comprehensive (loss) income – foreign currency translation adjustment	(67,645)	127,703	303,805	(188,326)

Total comprehensive income	$380,558	$332,433	$1,742,232	$650,388

13.          NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding.  Diluted net income per share assumes the exercise of stock options using the treasury stock method, if dilutive.

No options to purchase shares of common stock were excluded from the computation of common share equivalents as of February 28, 2007 and February 28, 2006, as all stock option exercise prices were less than the average market price of a share of common stock.

14.          STOCK-BASED COMPENSATION

In January 2007, the Company’s stockholders approved a new 2007 Stock Incentive Plan and a new Employee Stock Purchase Plan.  The Compensation Committee of the Board of Directors administers both of the plans.  The newly approved 2007 Stock Incentive Plan replaced the Company’s 2000 Stock Incentive Plan, which is now terminated with respect to future grants.

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

The following table summarizes information about stock options outstanding and exercisable at February 28, 2007:

Option Grant Date	Per Share Exercise Prices	Remaining Contractual Life (years)	Number of Options Outstanding (#)	Number of Options Exercisable (#)

9/1/2003	$5.30	1.5	4,000	4,000
9/1/2004	$5.25	2.5	6,000	4,002
11/12/2004	$6.15	2.7	3,000	2,000
9/1/2005	$5.75	3.5	10,000	3,335
11/4/2005	$5.38	3.7	56,000	18,669
9/1/2006	$8.01	4.5	10,000	0
1/23/07	$7.51	4.9	1,167	0

			90,167	32,006

The weighted average fair value of options granted during the six months ended February 28, 2007 and 2006 was $2.95 and $2.00, respectively.

15.          SEGMENT INFORMATION

Net sales by geographic location as a percentage of total net sales were as follows:

	February 28, 2007	February 28, 2006

Inside the U.S.A. to unaffiliated customers	80.4%	79.7%
Outside the U.S.A. to:
Corporate Joint Ventures in which the Company is a shareholder directly and indirectly	11.1%	8.5%
Unaffiliated customers	8.5%	11.8%

	100%	100%

One of the Company’s North American customers accounted for in the aggregate approximately 32.0% and 27.8% of the Company’s net sales for the six months ended February 28, 2007 and 2006 respectively, and $256,039 and $207,630 of the Company’s receivables at February 28, 2007 and August 31, 2006, respectively.

16.          RETIREMENT PLAN

The Company has a 401(k) employee savings plan.  Employees who meet certain age and service requirements may elect to contribute up to 15% of their salaries.  The Company contributes the lesser of 50% of the participant’s contributions or 3.5% of the employee’s salary.  The Company recognized expense for the savings plan of $48,132 and $46,440, for the six months ended February 28, 2007 and 2006, respectively.

17.          RELATED PARTY TRANSACTIONS

On May 18, 2006, the Company and Emeritushnic Facilities Company, Inc. (“EFC”), an entity owned by the Company’s former Chairman of the Board and Chief Executive Officer and current Chairman Emeritus, Philip M. Lynch, and certain of his family members, excluding G. Patrick Lynch, the Company’s current President and Chief Executive Officer, entered into a Consulting Agreement, effective as of May 1, 2006.  Pursuant to the Consulting Agreement, the Company has engaged EFC to perform certain consulting services to the Company, including maintaining communications and relations between the Company and its joint venture partners.  In consideration for such services, the Company paid EFC consulting fees totaling $150,000 in the six months ended February 28, 2007, and reimbursed EFC for out-of-pocket expenses reasonably incurred in the course of providing such services in an aggregate amount of $101,486 for the six months ended February 28, 2007.  The Consulting Agreement provides for fees of $25,000 per month and up to $180,000 in expense reimbursement in a given fiscal year.  Additionally, it may be terminated by either party for any reason upon at least 90 days prior written notice to the other party and may be terminated upon the occurrence of other certain events, as set forth in the Consulting Agreement.  The Consulting Agreement also contains other standard and customary terms, including provisions regarding confidentiality, non-competition and non-solicitation.

On May 1, 2006, the Company and Inter Alia Holding Co. (“Inter Alia”) entered into a termination agreement pursuant to which they mutually agreed to terminate that certain Manufacturer’s Representative Agreement dated as of October 1, 1976 and as subsequently amended thereafter.  Inter Alia beneficially owns approximately 25.4% of the Company’s outstanding common stock, and Philip M. Lynch, the Company’s former Chairman of the Board and Chief Executive Officer and current Chairman Emeritus, and G. Patrick Lynch, the Company’s current President and Chief Executive Officer, are shareholders of Inter Alia.  Prior to terminating the agreement, the Company reimbursed Inter Alia for travel and related expenses in the aggregate amount of $119,867 and $241,503 for the three and six months ended February 28, 2006.  The Company paid Inter Alia commissions on royalties paid by corporate joint ventures and net proceeds of sales of the Company’s products of approximately $39,024 and $65,001, for the three and six months ended February 28, 2006.  In addition, the Company paid health insurance premiums of $2,438 and $6,623 for the three and six months ended February 28, 2006, related to policies that insure Philip M. Lynch, the Company’s former Chairman of the Board and Chief Executive Officer and current Chairman Emeritus.

The Company made consulting payments to Dr. Ramani Narayan, a director of the Company, of $25,000 on each of November 8, 2005, February 1, 2006, May 1, 2006, August 1, 2006, November 2, 2006 and February 1, 2007.  The consulting services rendered by Dr. Narayan related to research and development associated with various new technologies and are contracted on a quarter to quarter basis cancellable by NTIC at anytime.

The Company made consulting payments to Dr. Sunggyu Lee, a director of the Company, of $25,000 on each of November 8, 2005, February 1, 2006, May 1, 2006, August 1, 2006, November 28, 2006 and February 1, 2007.  The consulting services rendered by Dr. Lee related to research and development associated with various new technologies and are contracted on a quarter to quarter basis cancellable by NTIC at anytime.

The Company pays rent for its Beachwood office and lab location to a related party.  See Note 19.

18.          INCOME TAXES

Reconciliations of the expected federal income tax at the statutory rate with the provisions for income taxes for the six months ended February 28 are as follows:

	February 28, 2007	February 28, 2006

Tax computed at statutory rates	$577,000	$384,000
Tax effect on equity in income of international joint ventures	(548,000)	(442,000)
Tax effect on dividends received from corporate joint ventures	205,000	263,000
Research and development credit	(75,000)	(50,000)
Other	121,000	148,000

	$280,000	$303,000

19.          COMMITMENTS AND CONTINGENCIES

In April 2007 REACT-NTI, LLC (“REACT”), a company that is 75% owned by NTIC was served with a summons and complaint that was filed by Shamrock Technologies, Inc. (“Shamrock”) in state court in New York.  This case has been removed to the Federal District Court for the Southern District of New York.  The lawsuit seeks payment from REACT of commissions in the approximate amount of $314,500 owed by REACT under a license agreement between REACT and Shamrock.  The complaint alleges breach of the license agreement by REACT and seeks damages in an unspecified amount for such breach as well as damages of approximately $300,000 for the alleged failure of REACT to purchase from Shamrock certain inventory manufactured for sale to a customer.  REACT, acknowledges that the commissions are owed, but denies all of the claims of breach of the license agreement by it.  REACT intends to appropriately defend itself against the allegations of breach and also intends to file counter-claim for a breach of the license agreement by Shamrock and to pursue injunctive relieve against Shamrock to protect its licensed Technology and Confidential Information disclosed to Shamrock under the license agreement.

In February 2007, NTIC was served with a summons and complaint that was originally filed by Evelyna Cantwell and Jack Cantwell, individually and also doing business as Byrd-Walsh International, LLC in the Federal District Court for the Southern District of Florida.  The lawsuit alleges breach of contract, breach of implied contract, promissory estoppels, equitable estoppels, negligence, wrongful conversion, fraud, constructive fraud, misappropriation, and violation of the Uniform Trade Secrets Act. The suit seeks total damages in excess of $45 million.  Based on the allegations in the complaint and our understanding of relevant facts and circumstances, we believe that the claims made by the Cantwell’s and Byrd-Walsh in this lawsuit are without merit and we intend to vigorously defend against them.   The amounts claimed in this lawsuit are substantial, however, and there can be no assurances as to the outcome of this pending action. Likewise, there can be no assurances regarding the impact that this matter may have on our financial results or financial condition.

The Company is involved in a legal action in Finland whereby the Company sued a Finnish company for trademark infringement.  The Company won the initial case, but has subsequently lost on appeal.  The Company is currently appealing the latest court decision.  The outcome of the appeal is unknown and any potential loss cannot be estimated at this time; however, the potential judgment or settlement resulting from the case could have a material impact on the financial position or results of operations of the Company.  The Company has put up a $600,000 Stand-by Letter of Credit to potentially fund NTIC’s obligations related to the courts in Finland against the defendant’s products that were seized as contraband pending the outcome of the lawsuit.  Advances made under the demand letter of credit will be made at the sole discretion of National City Bank and will be due and payable on demand.  Any outstanding unpaid principal balance under the demand letter of credit bears interest at an annual rate based on LIBOR plus 2.25%.  Interest is payable in arrears beginning on January 15, 2007 and on the 15th day of each month thereafter and on demand.

There are no other legal actions arising in the ordinary course of business that management is of the opinion that any judgment or settlement therefrom would have a material adverse effect on the financial position or results of operations of the Company.

In fiscal 1999, a subsidiary of the Company, NTI Facilities, Inc., acquired a one-third ownership of Omni-Northern Ltd., an Ohio limited liability company and entered into a lease agreement with Omni-Northern Ltd. for approximately 50% of the net rental space in a building owned by Omni-Northern Ltd.  Omni-Northern Ltd. owns and operates a rental property located at 23205 Mercantile Road, Beachwood, Ohio, comprising approximately two acres of land and a building of approximately 34,000 square feet.  NTI Facilities consolidates its ownership in Omni-Northern LTD utilizing the equity method of consolidation.    The property has an approximate value of $2,205,000, based upon the cash-to-mortgage acquisition price of the property paid in fiscal 2000.  The Company has guaranteed up to $329,082 of the Omni-Northern Ltd.’s $1,903,571 mortgage obligation with National City Bank, Cleveland, Ohio.  NTI Facilities, Inc. entered into a 15-year lease agreement with Omni-Northern Ltd. for approximately 17,000 square feet of office, manufacturing, laboratory and warehouse space, requiring monthly rental payments of $17,500, which are adjusted annually according to the annual consumer price index, through November 2014.  By its ownership interest in Omni-Northern Ltd., NTI Facilities Inc. is entitled to one-third of the operating profits (losses) of Omni-Northern Ltd.  Omni-Northern has leased the remaining 50% of the net rental space to other third parties.

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

The Company’s net sales increased 2.9% and 3.9% during the three and six months ended February 28, 2007 as compared to the same periods in fiscal 2006 primarily as a result of the increase of React-NTI products to new and existing customers in North America offset by a slight decrease in net sales of Zerust® products.  Net sales of Zerust® products decreased $89,301 to $5,716,602 or the six months ended February 28, 2007 as compared to the same period in fiscal 2006.  Net sales of React-NTI products increased $412,248 to $2,785,667 for the six months ended February 28, 2007 as compared to the same period in fiscal 2006.

Cost of sales as a percentage of net sales increased slightly to 63.3% and 63.6% during the three and six months ended February 28, 2007 as compared to 61.3% and 61.7% during the same periods in fiscal 2006, primarily as a result of the increase in raw material prices.  Operating expenses as a percentage of net sales increased 2.6% and 2.9% during the three and six months ended February 28, 2007 as compared to the same periods in fiscal 2006 primarily as a result of increased general and administrative expenses.

Total net sales of all of the Company’s joint ventures increased 26.1% to $39,272,049 during the six months ended February 28, 2007 as compared to $31,153,683 during the same period in fiscal 2006.  The Company receives fees for technical and other support services it provides to its joint ventures based on the revenues of the individual joint ventures.  The Company recognized increased fee income of $211,954 for such technical and support services during the six months ended February 28, 2007 as compared to the same period in fiscal 2006 due to the increase in total net sales of the joint ventures.  The Company incurs direct expenses related to its corporate joint ventures and holding companies.  Such expenses include consulting, travel, technical and marketing services to existing joint ventures, legal fees incurred in the establishment of new joint ventures, registration and promotion and legal defense of worldwide trademarks, and legal fees incurred in connection with the filing of patent applications.  The Company incurred increased direct joint venture expenses of $200,771 during the six months ended February 28, 2007 compared to the same period in fiscal 2006.

NTIC’s net income for the three months ended February 28, 2007 increased $243,473 to $448,203 compared to $204,730 for the three months ended February 28, 2006, additionally, net income for the six months ended February 28, 2007 increased $599,713 to $1,438,427 compared to $838,714 for the six months ended February 28, 2006.

NTIC’s working capital was $3,208,032 at February 28, 2007, including $240,554 in cash and cash equivalents.  In August 2006, NTIC increased its existing $1,000,000 revolving credit facility with National City Bank to $1,500,000.  As of February 28, 2007, NTIC had $788,000 outstanding under the revolving credit facility.  The revolving credit facility expires on January 31, 2008 although NTIC expects to renew it on substantially the same terms before it expires.

NTIC elected not to pay a cash dividend in fiscal 2006, based on fiscal 2005 results, or thus far in fiscal 2007, based on fiscal 2006 results, in order to preserve cash and make investments in future operations.  NTIC expects to meet its future liquidity requirements during at least the next twelve months by using its existing cash and cash equivalents, forecasted cash flows from future operations, distributions of earnings and technical assistance fees to NTIC from its joint venture investments and funds available through existing financing arrangements.

Results of Operations

The following table sets forth our year to date results of operations for the six months ended February 28, 2007 and 2006.

	February 28, 2007	% of Net Sales	February 28, 2006	% of Net Sales	$ Change	% Change

Net sales	$8,502,269	100%	$8,179,322	100%	$322,947	3.9%
Cost of goods sold	5,404,119	63.6%	5,044,356	61.7%	359,763	7.1%
Selling expenses	1,579,204	18.6%	1,572,189	19.2%	7,015	0.4%
General and administrative expenses	1,627,172	19.1%	1,250,470	15.3%	376,702	30.1%
Lab and technical support expenses	$130,375	1.5%	$148,426	1.8%	$(18,051)	(12.2)%

The following table sets forth our results of operations for the second quarter (three months) ended February 28, 2007 and 2006.

	February 28, 2007	% of Net Sales	February 28, 2006	% of Net Sales	$ Change	% Change

Net sales	$3,884,895	100%	$3,775,693	100%	$109,202	2.9%
Cost of goods sold	2,459,064	63.3%	2,315,245	61.3%	143,819	6.2%
Selling expenses	810,165	20.9%	874,234	23.2%	(64,069)	(7.3)%
General and administrative expenses	804,289	20.7%	563,911	14.9%	240,378	42.6%
Lab and technical support expenses	$45,335	1.2%	$78,672	2.1%	$(33,337)	(42.4)%

Net Sales and Cost of Sales. NTIC’s net sales originating in the United States increased during the three and six months ended February 28, 2007 compared to the same periods in fiscal 2006 primarily as a result of an increase in the demand for React-NTI products sold to an existing customer in North America offset by a decrease in demand for Zerust® products sold to existing customers.  Cost of sales increased as a percentage of net sales for the three and six months ended February 28, 2007 compared to the same period in fiscal 2006 primarily as a result of an increase in petroleum based raw material prices.

Selling Expenses.  NTIC’s selling expenses increased a negligible amount for the six months ended February 28, 2007 compared the same period in fiscal 2006. Selling expenses decreased for the three months ended February 28, 2007 compared the same period in fiscal 2006 primarily as a result of decreases in (i) consulting expense of $63,000, (ii) commissions of $10,000,(iii) expense related to the sale of React products of $45,000.  These decreases were partially offset by increases in salary and related benefit expenses of $64,000.   Selling expenses as a percentage of net sales decreased for the six months ended February 28, 2007 and decreased for the three months ended February 28, 2007 compared to same period in fiscal 2006 primarily as a result of the changes in spending as described above and the fluctuation in sales.

General and Administrative Expenses.  NTIC’s general and administrative expenses increased for the six months ended February 28, 2007 compared to same period in fiscal 2006 primarily as a result of increases in (i) information technology expenses of $57,000, (ii) insurance expense of $22,000, (iii) legal expenses of $34,000, (iv) audit and tax expense of $35,000, (v) consulting expenses of $37,000, (vi) miscellaneous charges and bad debt of $37,000 and (vii) depreciation expense of $45,000 .  These increases were partially offset by decreases in directors’ fees and expenses of $10,000.  General and Administrative Expenses increased for the three months ended February 28, 2007 compared to same period in fiscal 2006 primarily as a result the increases associated with the six month changes noted above.  As a percentage of net sales, general and administrative expenses increased slightly for the three and six months ended February 28, 2007 compared to same period in fiscal 2006 primarily as a result of the changes in spending as described above.

Lab and Technical Support Expenses.  NTIC’s lab and technical support expenses decreased slightly for the three and six months ended February 28, 2007 compared to the same periods in fiscal 2006.  As a percentage of net sales, lab and technical support expenses decreased by a negligible amount for the three and six months ended February 28, 2007 compared to same period in fiscal 2006.

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

The Company had equity in income of industrial chemical corporate joint ventures and holding companies of $1,629,734 and $1,315,326 for the six months ended February 28, 2007 and 2006, respectively and $994,515 and $585,808 for the three months ended February 28, 2007 and 2006, respectively.  The increase in equity in income was due to the increase in revenue and profitability due to the growth of corporate joint ventures as a whole.

The Company receives fees for technical and other support to the Company’s corporate joint ventures based on the revenues of the individual corporate joint ventures.  The Company recognized fee income for such support in the amounts of $2,346,003 and $2,134,049 for the six months ended February 28, 2007 and 2006, respectively and $1,213,162 and $1,019,989 for the three months ended February 28, 2007 and 2006, respectively.   The increase in fees for technical and other support to its corporate joint ventures was due to the increase in revenues and profitability from the corporate joint ventures as a whole.

The Company sponsors a worldwide corporate joint venture conference approximately every three to four years in which all of its corporate joint ventures are invited to participate.  The Company defers a portion of its technical and other support fees received from its corporate joint ventures in each accounting period leading up to the next conference, reflecting that the Company has not fully earned the payments received during that period.  The next corporate joint venture conference is scheduled to be held in 2008.  There was $144,000 of deferred income recorded within other accrued liabilities at February 28, 2007, related to this future conference.  The costs associated with these joint venture conferences are offset against the deferral as incurred, generally in the period in which the conference is held and immediately before.

The Company incurred direct expenses related to its corporate joint ventures and the holding companies of $1,341,052 and $2,657,301 for the three and six months ended February 28, 2007 compared to $1,290,946 and $2,456,530 for the same periods in 2006.  These expenses include: product and business development, consulting, travel, technical and marketing services to existing joint ventures, legal fees regarding the establishment of new joint ventures, registration and promotion and legal defense of worldwide trademarks and legal fees incurred in the filing of patent applications for new technologies to which the Company acquired certain rights.  The increases in direct expenses incurred relating to the Company’s corporate joint ventures and holding companies for the six months ended February 28, 2007 compared to the same period in fiscal 2006 was attributable to increases of (i) web development fees of $22,000, (ii) salary, wages and associated benefits of $167,000, (iii) insurance and related expenses of $21,000 and (iv) lab and related testing fees of $40,000, offset by decreases in expenses related to consulting fees of $55,000. The increase for the three months ended February 28, 2007 as compared to February 28, 2006 was minimal. As a percentage of net sales, direct expenses incurred relating to NTIC’s corporate joint ventures and holding companies increased for the three and six months ended February 28, 2007 compared to the same respective period in fiscal 2006, primarily as a result of the changes in spending as described above.

Interest Income.  NTIC’s interest income decreased to $1,701 for the six months ended February 28, 2007 compared to $27,979 for the same period in fiscal 2006 due to a lower average invested cash balances during the most recent period.

Interest Expense.  NTIC’s interest expense increased to $90,394 for the six months ended February 28, 2007 compared to $35,506 for the same period in fiscal 2006 due to a higher average outstanding debt and an increase in interest rates during the most recent period.

Gain on sale of assets.  NTIC recognized a gain on the sale of land, building and equipment that previously served as NTIC’s corporate headquarters of $724,495 during the six months ended February 28, 2007.  This was a one-time sale and no additional gain is anticipated to be recognized relating to the building in the future.

Income Before Income Tax Expense.  Income before income taxes increased $576,713 to $1,718,427 for the six months ended February 28, 2007 compared to $1,141,714 for the same period in fiscal 2006.

Income Tax Expense. Income tax expense for the six months ended February 28, 2007 and 2006 was calculated based on management’s estimate of NTIC’s annual effective income tax rate.  NTIC’s annual effective income tax rate for the six months ended February 28, 2007 and 2006 was lower than the statutory rate primarily due to NTIC’s equity in income of corporate joint ventures being recognized based on after-tax earnings of these entities.  To the extent joint ventures’ undistributed earnings are distributed to NTIC, it is not expected to result in any material additional income tax liability after the application of foreign tax credits.

Liquidity and Capital Resources

Sources of Cash and Working Capital.  As of February 28, 2007, NTIC’s working capital was $3,208,032 with $240,554 in cash and cash equivalents, compared to working capital of $2,221,334, including $299,117 in cash and cash equivalents, as of August 31, 2006.

NTIC has a revolving credit facility that expires on January 31, 2008.  Outstanding amounts under the revolving credit facility bear interest at an annual rate based on LIBOR plus 2.25%.  As of February 28, 2007, the interest rate was 7.57%.  Amounts borrowed under the facility are collateralized by a lien on substantially all of NTIC’s assets, excluding its corporate joint venture interests and intellectual property rights.  The credit documents contain other terms and provisions (including representations, covenants and conditions) customary for transactions of this type. Significant financial covenants include minimum fixed charge coverage ratio of 1.0 to 1.0.  Other covenants include a prohibition on any merger or consolidation without prior consent of the lender and restrictions on future credit extensions and non-equity investments and the incurrence of additional indebtedness without the lender’s prior consent. NTIC is in compliance with all covenants under the revolving credit facility.  The facility contains customary events of default, including nonpayment of principal or other amounts when due; breach of covenants; inaccuracy of representations and warranties; cross-default and/or cross-acceleration to other indebtedness; non-compliance with laws; certain voluntary and involuntary bankruptcy events; judgments entered against NTIC; and a sale of material assets. If an event of default occurs and is continuing, the lender may, among other things, terminate its obligations thereunder and require NTIC to repay all amounts thereunder.  Outstanding balances under the revolving credit facility were $788,000 and $610,000 as of February 28, 2007 and August 31, 2006, respectively.  The increase in the utilization of the line of credit is a result of the cash needed to finance the renovations to the new corporate headquarters.  The line of credit is subject to a borrowing base calculation and at February 28, 2007, NTIC had $712,000 in available credit under the line.

The Company has put up a $600,000 Stand-by Letter of Credit to potentially fund NTIC’s obligations related to the courts in Finland against the defendant’s products that were seized as contraband pending the outcome of the lawsuit.  Advances made under the demand letter of credit will be made at the sole discretion of National City Bank and will be due and payable on demand.  Any outstanding unpaid principal balance under the demand letter of credit bears interest at an annual rate based on LIBOR plus 2.25%.  Interest is payable in arrears beginning on January 15, 2007 and on the 15th day of each month thereafter and on demand.

NTIC believes that a combination of its existing cash and cash equivalents, funds available through existing financing arrangements and forecasted cash flows, will continue to be adequate to fund its operations, capital expenditures, debt repayments and stock repurchases for at least the next twelve months.

Uses of Cash and Cash Flows.  Cash flows used in operations for the six months ended February 28, 2007 was $1,371,623, which resulted principally from equity income of corporate joint ventures, decreases in accounts payable and accrued liabilities, increases in inventories and prepaid expenses, gain on sale of assets being offset by net income, depreciation and amortization expense, income tax receivable and decreases in trade receivables.  Cash flows used in operations for the six months ended February 28, 2006 was $57,135, which resulted principally from equity income of corporate joint ventures, trade excluding corporate joint ventures, prepaid expenses and inventories, being offset by net income, depreciation and amortization expense, accounts payable, technical receivables from corporate joint ventures, income taxes and accrued liabilities.

Net cash provided by investing activities for the six months ended February 28, 2007 was $1,201,390, which resulted from proceeds from the sale of assets, cash received from loans and deposits and dividends received from corporate joint ventures, offset by proceeds additions to property and equipment and investment in joint ventures.  The Company received back its required deposit of $445,469 from the courts in Finland and replaced it with a stand-by Letter of Credit.  Net cash provided by investing activities for the six months ended February 28, 2006 was $928,180, which resulted from dividends received from corporate joint ventures and cash received on loans being offset by additions to property and equipment and industrial patents.

Net cash provided by financing activities for the six months ended February 28, 2007 was $111,670, which resulted primarily from the borrowings on the line of credit and cash generated from the exercising of stock options, offset by bank overdrafts.  Net cash used in financing activities for the six months ended February 28, 2006 was $542,530, which resulted primarily from the payoff of the note payable.

Capital Expenditures and Commitments.  NTIC has no material lease commitments as of February 28, 2007, except a lease agreement entered into by NTI Facilities, Inc., a subsidiary of NTIC, for approximately 16,994 square feet of office, manufacturing, laboratory and warehouse space in Beachwood, Ohio, requiring monthly payments of $17,500, which are adjusted annually according to the annual consumer price index, through November 2014.  NTIC has no postretirement benefit plan and does not anticipate establishing any postretirement benefit program.

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

NTIC sold the real property and building in which NTIC’s former Lino Lakes corporate headquarters was located for a purchase price of $870,000 on September 8, 2006.  The net book value of the building held for sale was $89,636 and the closing costs and fees associated with the sale of the property was $46,571.  The gain on sale of the property was $724,495 and is reflected in NTIC’s fiscal 2007 financial results.

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

NTIC’s revolving credit facility bears interest at a rate based on LIBOR and thus may subject NTIC to some market risk on interest rates. $788,000 was outstanding under this facility as of February 28, 2007.

Related Party Transactions

See note 17 to NTIC’s consolidated financial statements for disclosure regarding related party transactions.

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

Investments in Corporate Joint Ventures

NTIC’s investments in corporate joint ventures are accounted for using the equity method, except for React-NTI LLC which has been fully consolidated, due to the adoption of FIN 46R. Periodically, NTIC evaluates the investments for any impairment and assesses the future cash flow projections to determine if there are any going concern issues.  If an investment were determined to be impaired, then a reserve would be created to reflect the impairment on the financial results of NTIC.  NTIC’s evaluation of its investments in corporate joint ventures requires NTIC to make assumptions about future cash flows of its corporate joint ventures.  These assumptions require significant judgment and actual results may differ from assumed or estimated amounts.  NTIC’s investments in corporate joint ventures were $12,021,431 and $10,772,102 as of February 28, 2007 and August 31, 2006, respectively.

Accounts and Notes Receivable

NTIC values accounts and notes receivable, net of an allowance for doubtful accounts. Each quarter, NTIC prepares an analysis of its ability to collect outstanding receivables that provides a basis for an allowance estimate for doubtful accounts.  In doing so, NTIC evaluates the age of its receivables, past collection history, current financial conditions of key customers, and economic conditions. Based on this evaluation, NTIC establishes a reserve for specific accounts and notes receivable that it believes are uncollectible, as well as an estimate of uncollectible receivables not specifically known.  A deterioration in the financial condition of any key customer or a significant slow down in the economy could have a material negative impact on NTIC’s ability to collect a portion or all of the accounts and notes receivable. NTIC believes that an analysis of historical trends and its current knowledge of potential collection problems provide NTIC with sufficient information to establish a reasonable estimate for an allowance for doubtful accounts. However, since NTIC cannot predict with certainty future changes in the financial stability of its customers, NTIC’s actual future losses from uncollectible accounts may differ from its estimates. In the event NTIC determined that a smaller or larger uncollectible accounts reserve is appropriate, NTIC would record a credit or charge to selling expense in the period that it made such a determination. Accounts receivable have been reduced by an allowance for uncollectible accounts of $30,000 and $10,000 at February 28, 2007 and August 31, 2006, respectively.

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

NTIC offers direct on-site technical support on rust and corrosion issues in over 50 countries, and operates a marketing, distribution, and technical network through joint ventures in North America, South America, Europe, Asia and the Middle East.  NTIC’s consolidated net sales, not including the corporate joint venture sales, outside the United States were 19.6% of its total consolidated net sales for the six months ended February 28, 2007 and 20.3% of its total consolidated net sales for fiscal 2006.  One of NTIC’s strategic objectives is to expand its international operations.  NTIC has recently entered into joint ventures in Australia, the Ukraine, Thailand and the United Arab Emirates.  The expansion of NTIC’s existing international operations and entry into additional international markets requires management attention and financial resources. Many of the countries in which NTIC sells its products directly or indirectly through its corporate joint ventures, are, to some degree, subject to political, economic and/or social instability.  NTIC’s international operations expose NTIC and its joint venture partners, representatives, agents and distributors to risks inherent in operating in foreign jurisdictions.  These risks include:

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

NTIC’s liquidity and financial position rely on dividend distributions from its corporate joint ventures.  Because NTIC typically owns only 50% or less of its joint venture entities, NTIC does not control the decisions of these entities regarding whether to pay dividends and how much in dividends should be paid in any given year.  Thus, NTIC cannot guarantee that any of its joint ventures will pay dividends in any given year.  The failure of NTIC’s joint ventures to declare dividends in amounts typically expected by NTIC could adversely affect NTIC’s liquidity and financial position.

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

Approximately 32.0% of NTIC’s consolidated net sales for the six months ended February 28, 2007 and 26.6% of NTIC’s consolidated net sales for the fiscal year ended August 31, 2006 were dependent upon a single customer, the loss of which would adversely affect NTIC’s financial condition and consolidated operating results.

One of NTIC’s North American customers accounted for, in the aggregate, approximately 32.0% of NTIC’s consolidated net sales for the six months ended February 28, 2007 and 26.6% of NTIC’s consolidated net sales for the fiscal year ended August 31, 2006.  If NTIC were to lose this customer or if this customer were to substantially decrease its purchases of NTIC’s products, NTIC’s financial condition and consolidated operating results would be adversely affected.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, Public Company Accounting Oversight Board (PCAOB) rules and regulations, Securities and Exchange Commission rules and regulations and American Stock Exchange rules, create challenges and compliance requirements for publicly held companies, including NTIC.  NTIC’s efforts to comply with evolving laws, rules, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.  In particular, NTIC’s efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding its assessment of its internal control over financial reporting and its independent registered public accounting firm’s report on that assessment will require the commitment of significant financial and managerial resources.

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

Changes in Internal Control over Financial Reporting

There was no change in NTIC’s internal control over financial reporting that occurred during the quarter ended February 28, 2007 that has materially affected, or is reasonably likely to materially affect NTIC’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

A description of NTIC’s legal proceedings in the first paragraph under Note 20 of NTIC’s consolidated financial statements included within this report is incorporated herein by reference.

In April 2007 REACT-NTI, LLC, a company that is 75% owned by NTIC (“REACT”), was served with a summons and complaint that was filed by Shamrock Technologies, Inc. (“Shamrock”) in state court in New York.  This case has been removed to the Federal District Court for the Southern District of New York.  The lawsuit seeks payment from REACT of commissions in the approximate amount of $314,500 owed by REACT under a license agreement between REACT and Shamrock.  The complaint alleges breach of the license agreement by REACT and seeks damages in an unspecified amount for such breach as well as damages of approximately $300,000 for the alleged failure of REACT to purchase from Shamrock certain inventory manufactured for sale to a customer.  REACT, acknowledges that the commissions are owed, but denies all of the claims of breach of the license agreement by it.  REACT intends to appropriately defend itself against the allegations of breach and also intends to file counter-claim for a breach of the license agreement by Shamrock and to pursue injunctive relieve against Shamrock to protect its licensed Technology and Confidential Information disclosed to Shamrock under the license agreement.

In February 2007, NTIC was served with a summons and complaint that was originally filed by Evelyna Cantwell and Jack Cantwell, individually and also doing business as Byrd-Walsh International, LLC in the Federal District Court for the Southern District of Florida.  The lawsuit alleges breach of contract, breach of implied contract, promissory estoppels, equitable estoppels, negligence, wrongful conversion, fraud, constructive fraud, misappropriation, and violation of the Uniform Trade Secrets Act. The suit seeks total damages in excess of $45 million.  Based on the allegations in the complaint and our understanding of relevant facts and circumstances, we believe that the claims made by the Cantwell’s and Byrd-Walsh in this lawsuit are without merit and we intend to vigorously defend against them.   The amounts claimed in this lawsuit are substantial, however, and there can be no assurances as to the outcome of this pending action. Likewise, there can be no assurances regarding the impact that this matter may have on our financial results or financial condition.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Recent Sales of Unregistered Equity Securities

During the three months ended February 28, 2007, NTIC did not issue any shares of its common stock or other equity securities of NTIC that were not registered under the Securities Act of 1933.

Small Business Issuer Purchases of Equity Securities

During the three months ended February 28, 2007, NTIC did not purchase any shares of its common stock or other equity securities of NTIC.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company (Annual Meeting) was held on January 23, 2007.  The election of directors was voted on and approved by the Company’s stockholders at   the Annual Meeting.  There were 3,655,520 shares of common stock entitled to vote at the meeting   and a total of 3,322,866 shares or 90.89% were represented at the meeting.

The tabulation of votes is set forth as follows:

ELECTION OF DIRECTORS

***	FOR	% VOTED FOR	WITHHELD	% VOTED WITHHELD

PIERRE CHENU	3,303,078	99.40%	19,788	0.60%
G. PATRICK LYNCH	2,750,993	82.79%	571,873	17.21%
DR. DONALD A. KUBIK	2,753,353	82.86%	569,513	17.14%
MARK J. STONE	3,301,890	99.37%	20,976	0.63%
DR. SUNGGYU LEE	2,748,153	82.70%	574,713	17.30%
DR. RAMANI NARAYAN	2,747,953	82.70%	574,913	17.30%
MARK M. MAYERS	3,304,078	99.43%	18,788	0.57%
BARRY ROSENBAUM	3,303,497	99.42%	19,369	0.58%
TOTAL ALL DIRECTORS	24,212,995		2,369,936
DIRECTOR AVERAGE	3,026,624		296,242
% VOTED OF AVERAGE	91.08%		8.92%

APPROVE THE 2007 STOCK INCENTIVE PLAN

***	FOR	AGAINST	ABSTAIN

TOTAL SHARES VOTED	2,136,431	117,600	37,322
% OF VOTED	93.24%	5.13%	1.63%
% OF OUTSTANDING	58.44%	3.22%	1.02%

APPROVE THE EMPLOYEE STOCK PURCHASE PLAN

***	FOR	AGAINST	ABSTAIN

TOTAL SHARES VOTED	2,186,519	81,070	23,763
% OF VOTED	95.42%	3.54%	1.04%
% OF OUTSTANDING	59.81%	2.22%	0.65%

APPROVE VIRCHOW KRAUSE & COMPANY LLP/IND. REG. PUBLIC ACCOUNTANTS

***	FOR	AGAINST	ABSTAIN

TOTAL SHARES VOTED	3,305,168	2,700	14,998
% OF VOTED	99.47%	0.08%	0.45%
% OF OUTSTANDING	90.42%	0.07%	0.41%

ITEM 5.          OTHER INFORMATION

On December 10, 2006, NTIC obtained a demand line of credit of up to the principal amount of $600,000 from National City Bank to fund NTIC’s obligations related to a required deposit of $445,469 with the courts in Finland in connection with NTIC’s legal action in Finland.  Refer to Note 19 of NTIC’s consolidated financial statements included elsewhere in this report for more information regarding the legal action.  Advances made under the demand letter of credit will be made at the sole discretion of National City Bank and will be due and payable on demand.  Any outstanding unpaid principal balance under the demand letter of credit bears interest at an annual rate based on LIBOR plus 2.25%.  Interest is payable in arrears on January 15, 2007 and on the 15th day of each month thereafter and on demand.

On February 15, 2007, NTIC received a comment letter from the Securities and Exchange Commission (“SEC”).  The letter inquires as to the Report of Independent Registered Public Accounting Firm.   NTIC has had various correspondences with the SEC regarding the letter and fully intends to investigate the matter and provide a response to the SEC in accordance with the time frame requested.

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

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

Date: April 11, 2007	Matthew C. Wolsfeld, CPA
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized to Sign on Behalf of the Registrant)

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
QUARTERLY REPORT ON FORM 10-QSB
EXHIBIT INDEX

Exhibit No.	Description	Method of Filing

10.1	Commercial Note: Demand Line of Credit dated December 10, 2006 in the principal amount of $600,000 issued by Northern Technologies International Corporation to National City Bank	Incorporated by Reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ending November 30, 2006 (File No. 001-11038)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith