Form 10QSB
period 2007-05-31
NORTHERN TECHNOLOGIES INTERNATIONAL CORP
filed 2007-07-12
CIK 875582

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10-QSB

(Mark one)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

May 31, 2007

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

Yes ☒	No ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2) of the Exchange Act).

Yes ☐	No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of July12, 2007

Common Stock, $0.02 par value	3,679,016

Transitional Small Business Disclosure Format (check one):

Yes ☐	No ☒

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
FORM 10-QSB
May 31, 2007

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

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
AND SUBSIDIARIES – CONSOLIDATED BALANCE SHEETS as of
May 31, 2007 (Unaudited) and August 31, 2006 (Audited)

	May 31, 2007	August 31, 2006

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$536,246	$299,117
Receivables:
Trade excluding corporate joint ventures, less allowance for doubtful accounts of $13,845 and $10,000 at May 31, 2007 and August 31, 2006	1,418,727	1,772,568
Trade corporate joint ventures	650,777	598,162
Technical and other services, corporate joint ventures	1,425,215	1,357,754
Income taxes	340,415	333,819
Inventories	1,653,268	1,377,953
Prepaid expenses	200,558	233,648
Deferred income taxes	237,088	237,088

Total current assets	6,462,294	6,210,109
PROPERTY AND EQUIPMENT, net	3,822,142	3,430,573
OTHER ASSETS:
Investments in corporate joint ventures:
Industrial chemical	12,342,653	10,397,463
Industrial non-chemical	461,713	374,639
Deferred income taxes	628,197	628,197
Notes receivable and foreign deposit	51,710	497,179
Note from employee	38,264	56,679
Industrial patents and trademarks, net	977,368	996,592
Goodwill	304,000	304,000
Other	416,370	375,199

	15,220,275	13,629,948

	$25,504,711	$23,270,630

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank overdrafts	$173,100	$328,804
Borrowings made on line of credit	884,000	610,000
Current portion of notes payable	28,727	27,310
Accounts payable	968,865	1,775,926
Payroll and related benefits	799,020	1,056,556
Deferred joint venture royalties	168,000	96,000
Other	187,337	94,179

Total current liabilities	3,209,049	3,988,775
NOTES PAYABLE, NET OF CURRENT PORTION	1,218,952	1,240,848
MINORITY INTEREST	54,962	55,254
STOCKHOLDERS’ EQUITY:
Preferred stock, no par value; authorized 10,000 shares; none issued and outstanding	—	—
Common stock, $0.02 par value per share; authorized 10,000,000 shares; issued and outstanding 3,679,016 and 3,618,993, respectively	73,580	72,380
Additional paid-in capital	4,735,323	4,272,635
Retained earnings	14,961,801	12,895,574
Accumulated other comprehensive income	1,251,044	745,164

Total stockholders’ equity	21,021,748	17,985,753

	$25,504,711	$23,270,630

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES - CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
THREE AND NINE MONTHS ENDED May 31, 2007 AND May 31, 2006

	Three Months Ended		Nine Months Ended

	May 31, 2007	May 31, 2006	May 31, 2007	May 31, 2006

NORTH AMERICAN OPERATIONS:
Sales	$4,407,798	$4,320,371	$12,910,067	$12,499,693
Cost of goods sold	2,876,012	2,759,360	8,280,131	7,803,716

Gross profit	1,531,786	1,561,011	4,629,936	4,695,977

Operating expenses:
Selling	887,014	871,828	2,466,218	2,444,017
General and administrative	608,104	638,484	2,235,276	1,888,954
Lab and technical support	46,941	65,411	177,316	213,837

	1,542,059	1,575,723	4,878,810	4,546,808

NORTH AMERICAN OPERATING (LOSS) INCOME	(10,273)	(14,712)	(248,874)	149,169
CORPORATE JOINT VENTURES AND HOLDING COMPANIES:
Equity in income of industrial chemical corporate joint ventures and holding companies	722,075	793,378	2,318,009	2,084,042
Equity in income of industrial non-chemical corporate joint ventures and holding companies	32,211	8,908	66,011	33,570
Fees for technical support and other services provided to corporate joint ventures	1,162,974	1,123,978	3,508,977	3,258,027
Expenses incurred in support of corporate joint ventures	(1,161,702)	(1,204,929)	(3,819,003)	(3,661,459)

INCOME FROM ALL CORPORATE JOINT VENTURES AND HOLDING COMPANIES	755,558	721,335	2,073,994	1,714,180
INTEREST INCOME	667	2,129	2,368	30,108
INTEREST EXPENSE	(41,139)	(19,886)	(131,503)	(55,392)
OTHER INCOME	6,281	—	14,655	—
GAIN ON SALE OF ASSETS	100	—	726,295	—
MINORITY INTEREST INCOME (EXPENSE)	7,606	(903)	292	(8,389)

INCOME BEFORE INCOME TAX EXPENSE	718,800	687,963	2,437,227	1,829,676
INCOME TAX EXPENSE (BENEFIT)	91,000	(30,000)	371,000	273,000

NET INCOME	$627,800	$717,963	$2,066,227	$1,556,676

NET INCOME PER COMMON SHARE:
Basic	$0.17	$0.20	$0.56	$0.43

Diluted	$0.17	$0.20	$0.56	$0.43

WEIGHTED AVERAGE COMMON SHARES
ASSUMED OUTSTANDING:
Basic	3,679,016	3,610,993	3,674,635	3,599,677
Diluted	3,708,626	3,638,795	3,707,772	3,625,061

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND
SUBSIDIARIES - CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
NINE MONTHS ENDED MAY 31, 2007 and MAY 31, 2006

	May 31, 2007	May 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,066,227	$1,556,676
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Expensing of fair value of stock options vested	60,786	—
Depreciation expense	232,520	148,273
Amortization expense	113,773	121,694
Gain on sale of assets	(726,295)	—
Minority interest (income) expense	(292)	8,389
Equity in income from corporate joint ventures:
Industrial chemical	(2,318,009)	(2,083,986)
Industrial non-chemical	(66,011)	(33,570)
Deferred joint venture royalties	72,000	(2,702)
Change in current assets and liabilities:
Receivables:
Trade excluding corporate joint ventures	353,841	(268,232)
Trade corporate joint ventures	(52,615)	44,934
Technical and other services receivables, corporate joint ventures	(67,461)	(36,951)
Income taxes	(6,596)	(25,191)
Inventories	(275,315)	255,537
Prepaid expenses and other	33,093	(134,737)
Employee note receivable	18,415	18,931
Accounts payable	(807,061)	21,025
Accrued liabilities	133,952	376,280

Net cash used in operating activities	(1,235,051)	(33,630)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of assets	850,367	—
Investment in corporate joint ventures	(538,104)	—
Dividends received from corporate joint ventures	1,395,740	783,304
Loans made	—	(20,029)
Cash received from notes receivable and foreign deposit	445,469	403,998
Additions to property and equipment	(748,161)	(1,592,476)
(Increase) decrease in other assets	(41,171)	19,398
Disposal of industrial patents	—	16,374
Additions to industrial patents	(94,549)	(136,409)

Net cash provided by (used in) investing activities	1,269,591	(525,840)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings made on line of credit (repayments)	274,000	(152,000)
(Repayment) borrowing of term loan	(20,479)	1,275,000
Proceeds from exercise of stock options	104,772	95,340
Repayment of note payable	—	(554,870)
Bank overdrafts	(155,704)	146,225

Net cash provided by financing activities	202,589	809,695

NET INCREASE IN CASH AND CASH EQUIVALENTS	237,129	250,225
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	299,117	327,458

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$536,246	$577,683

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND
SUBSIDIARIES - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.     INTERIM FINANCIAL INFORMATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all necessary adjustments, which are of a normal recurring nature, and present fairly the consolidated financial position of Northern Technologies International Corporation and its subsidiaries (the Company) as of May 31, 2007 and the results of their operations for the three and nine months ended May 31, 2007 and May 31, 2006 and their cash flows for the nine months ended May 31, 2007 and May 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s annual report on Form 10-KSB for the fiscal year ended August 31, 2006 and with the Management’s Discussion and Analysis or Plan of Operation section appearing in this quarterly report.  Operating results for the three and nine months ended May 31, 2007 are not necessarily indicative of the results that may be expected for the full fiscal year ending August 31, 2007.

2.     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109,” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is required to be adopted by the Company on September 1, 2007. The Company is currently evaluating the impact of its adoption of FIN 48 and has not yet determined the effect on its earnings or financial position.

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

The Company granted options to purchase 15,167 shares of its common stock during nine months ended May 31, 2007.  No options were issued during the three months ended May 31, 2007. The fair value of option grants is determined at date of grant, using the Black-Scholes option pricing model with the assumptions listed below.  The volatility factor used in the Black-Scholes option pricing model is based on historical stock price fluctuations and risk free interest rate are based on U.S. treasury rates appropriate for expected term. Based on these valuations, the Company recognized compensation expense of $60,786 during the nine months ended May 31, 2007, related to the options that vested during such time period, which reduced net income per share by $0.02 for the nine month period. No compensation expense for stock options issued was recognized during the three months ended May 31, 2007. The Company estimates that there will be no additional compensation expense relating to option grants for the remainder of fiscal year 2007. As of May 31, 2007, the total compensation cost for nonvested options not yet recognized in the Company’s statements of operations was $65,856, net of estimated forfeitures.  Stock based compensation expense of $54,867 and $10,989 are expected to be recognized during the nine months ending May 31, 2008 and 2009, respectively.  Future option grants will impact the compensation expense recognized.

The fair value of the options granted during the nine months ended May 31, 2007 and 2006 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	May 31, 2007	May 31, 2006

Dividend yield	2.00%	2.00%
Expected volatility	42.9%	42.8%
Expected life of option	5 years	5 years
Average risk-free interest rate	4.67%	4.45%

Dividend yield and expected volatility are estimated using historical amounts that are anticipated to be consistent with current values.  Expected life of option is based on the life of the option agreements.

Had compensation cost for stock options been determined based on the fair value methodology prescribed by SFAS 123(R), the Company’s net income and net income per common share for the three and nine month periods ended May 31, 2006 would have been reduced to the pro forma amounts indicated below:

	3 Months Ended May 31, 2006	9 Months Ended May 31, 2006

Net income (loss):
As reported	$717,963	$1,556,676
Pro forma	$717,963	$1,521,043
Basic net income per common share
As reported	$0.20	$0.43
Pro forma	$0.20	$0.42
Diluted net income per share
As reported	$0.20	$0.43
Pro forma	$0.20	$0.42
Stock-based compensation, net:
As reported	$0	$0
Pro forma	$0	$35,633

4.     INVENTORIES

Inventories consisted of the following:

	May 31, 2007	August 31, 2006

Production materials	$301,299	$353,516
Finished goods	1,351,968	1,024,437

	$1,653,268	$1,377,953

5.     PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	May 31, 2007	August 31, 2006

Land	$310,365	$29,097
Buildings and improvements	3,031,564	3,420,596
Machinery and equipment	1,242,432	1,024,024

	4,584,361	4,473,717
Less accumulated depreciation	(762,219)	(1,043,144)

	$3,822,142	$3,430,573

NTIC recognized a gain on the sale of land, building and equipment that previously served as its corporate headquarters of $726,295 during the nine months ended May 31, 2007.  This was a one-time sale and no additional gain is anticipated to be recognized relating to the building in the future as the entire sale was received in cash and NTIC does not have any continued interest in the property sold.

6.     INDUSTRIAL PATENTS AND TRADEMARKS, NET

Industrial patents and trademarks, net consisted of the following:

	May 31, 2007	August 31, 2006

Patents and trademarks	$1,373,394	$1,278,845
Less accumulated amortization	(396,026)	(282,253)

	$977,368	$996,592

Patent and trademark costs are amortized over seven years once a patent or trademark application is filed and approved.  Amortization expense was $113,773 and $121,694, for the nine months ended May 31, 2007 and 2006, respectively.  Amortization expense is estimated to approximate $175,000 in each of the next five fiscal years.

7.     NOTES RECEIVABLE AND FOREIGN DEPOSITS

Notes receivable and foreign deposits consisted of the following:

	May 31, 2007	August 31, 2006

Notes receivable from corporate joint venture partners	$51,710	$51,710
Foreign deposits	—	445,469

	$51,710	$497,179

8.     INVESTMENTS IN CORPORATE JOINT VENTURES

Composite financial information from the audited and unaudited financial statements of the Company’s joint ventures carried on the equity basis is summarized as follows:

	May 31, 2007	August 31, 2006

Current assets	$36,481,058	$33,954,156
Total assets	42,967,257	39,030,247
Current liabilities	13,733,953	14,323,903
Non-current liabilities	3,522,544	1,496,557
Joint ventures’ equity	25,710,645	23,209,788
Northern Technologies International Corporation’s share of Corporate Joint Ventures’ equity	$12,804,366	$10,772,102

	Nine Months Ended

	May 31, 2007	May 31, 2006

Net sales	$59,265,028	$51,278,645
Gross profit	28,705,348	23,901,140
Net income	4,903,342	4,351,355
Northern Technologies International Corporation’s share of equity in income of Corporate Joint Ventures	$2,384,020	$2,117,612

During the nine months ended May 31, 2007, the Company invested in corporate joint ventures as follows:

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

9.     GOODWILL

The Company tests goodwill annually for impairment and in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired.  Goodwill at each of May 31, 2007 and August 31, 2006 was $304,000.

10.    CORPORATE DEBT

The Company has a revolving credit facility of $1,500,000 that expires on January 31, 2008. Outstanding amounts under the revolving credit facility bear interest at an annual rate based on LIBOR plus 2.25%.  As of May 31, 2007, the interest rate was 7.57%, the weighted average interest rate for the nine months ended May 31, 2007 was 7.58%.  Amounts borrowed under the facility are collateralized by a lien on substantially all of the Company’s assets, excluding its corporate joint venture interests and intellectual property rights.  The credit documents contain other terms and provisions (including representations, covenants and conditions) customary for transactions of this type. Significant financial covenants include the maintenance of a minimum fixed charge coverage ratio of 1.0 to 1.0.  The Company was in compliance with all covenants under the revolving credit facility.  Outstanding balances were $884,000 and $610,000 as of May 31, 2007 and August 31, 2006, respectively.  The Company expects the line of credit to be extended under substantially similar terms in the near future.

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

11.     STOCKHOLDERS’ EQUITY

During the nine months ended May 31, 2007, the Company did not purchase or retire any shares of its common stock.  During the nine months ended May 31, 2007, the Company issued 22,778 shares of its common stock upon the exercise of stock options, as detailed below.  The Company granted 37,245 shares of its common stock to various employees with a value of $298,330 under its 2000 Stock Incentive Plan during the nine months ended May 31, 2007.

Options Exercised	Exercise Price

22,000	$ 4.56
111	$ 5.56
667	$ 5.75

During the nine months ended May 31, 2006, the Company did not purchase or retire any shares of common stock.  The following stock options to purchase shares of common stock were exercised:

Options Exercised	Exercise Price

16,000	$ 4.56
1,000	$ 5.70
2,000	$ 5.00
2,000	$ 3.34

12.     SUPPLEMENTAL CASH FLOW INFORMATION

The Company did not declare or pay any cash dividends during fiscal 2006 and as of July 12, 2007 had not declared or paid any cash dividends during fiscal 2007.

The Company issued 37,245 shares of unrestricted common stock to satisfy $298,330 of accrued payroll liability during the nine months ended May 31, 2007.

13.     TOTAL COMPREHENSIVE INCOME

The Company’s total comprehensive income was as follows:

	Three Months Ended		Nine Months Ended

	May 31, 2007	May 31, 2006	May 31, 2007	May 31, 2006

Net income	$627,800	$717,963	$2,066,227	$1,556,676
Other comprehensive income – foreign currency translation adjustment	202,075	501,810	505,880	313,484

Total comprehensive income	$829,875	$1,219,773	$2,572,107	$1,870,160

14.     NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding.  Diluted net income per share assumes the exercise of stock options using the treasury stock method, if dilutive.

No options to purchase shares of common stock were excluded from the computation of common share equivalents as of May 31, 2007 and May 31, 2006, as all stock option exercise prices were less than the average market price of a share of common stock.

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

The following table summarizes information about stock options outstanding and exercisable at May 31, 2007:

Option Grant Date	Per Share Exercise Prices	Remaining Contractual Life (years)	Number of Options Outstanding (#)	Number of Options Exercisable (#)

9/1/2003	$5.30	1.3	4,000	4,000
9/1/2004	$5.25	2.3	6,000	4,002
11/12/2004	$6.15	2.5	3,000	2,000
9/1/2005	$5.75	3.3	10,000	3,335
11/4/2005	$5.38	3.4	56,000	18,669
9/1/2006	$8.01	4.3	10,000	0
1/23/07	$7.51	4.7	1,167	0

			90,167	32,006

The weighted average fair value of options granted during the nine months ended May 31, 2007 and 2006 was $2.95 and $2.00, respectively.

16.     SEGMENT INFORMATION

Net sales by geographic location as a percentage of total net sales were as follows:

	May 31, 2007	May 31, 2006

Inside the U.S.A. to unaffiliated customers	80.7%	82.0%
Outside the U.S.A. to:
Corporate Joint Ventures in which the Company is a shareholder directly and indirectly	12.0%	8.4%
Unaffiliated customers	7.3%	9.6%

	100%	100%

One of the Company’s North American customers accounted for in the aggregate approximately 30.8% and 29.2% of the Company’s net sales for the nine months ended May 31, 2007 and 2006 respectively, and $36,629 and $207,630 of the Company’s receivables at May 31, 2007 and August 31, 2006, respectively.

17.     RETIREMENT PLAN

The Company has a 401(k) employee savings plan.  Employees who meet certain age and service requirements may elect to contribute up to 15% of their salaries.  The Company contributes the lesser of 50% of the participant’s contributions or 3.5% of the employee’s salary.  The Company recognized expense for the savings plan of $74,517 and $72,121, for the nine months ended May 31, 2007 and 2006, respectively.

18.     RELATED PARTY TRANSACTIONS

On May 18, 2006, the Company and Emeritushnic Facilities Company, Inc. (“EFC”), an entity owned by the Company’s former Chairman of the Board and Chief Executive Officer and current Chairman Emeritus, Philip M. Lynch, and certain of his family members, excluding G. Patrick Lynch, the Company’s current President and Chief Executive Officer, entered into a Consulting Agreement, effective as of May 1, 2006.  Pursuant to the Consulting Agreement, the Company has engaged EFC to perform certain consulting services to the Company, including maintaining communications and relations between the Company and its joint venture partners.  In consideration for such services, the Company paid EFC consulting fees totaling $225,000 in the nine months ended May 31, 2007, and reimbursed EFC for out-of-pocket expenses reasonably incurred in the course of providing such services in an aggregate amount of $159,610 for the nine months ended May 31, 2007.  The Consulting Agreement provides for fees of $25,000 per month and up to $180,000 in expense reimbursement in a given fiscal year.  Additionally, it may be terminated by either party for any reason upon at least 90 days prior written notice to the other party and may be terminated upon the occurrence of other certain events, as set forth in the Consulting Agreement.  The Consulting Agreement also contains other standard and customary terms, including provisions regarding confidentiality, non-competition and non-solicitation.

On May 1, 2006, the Company and Inter Alia Holding Co. (“Inter Alia”) entered into a termination agreement pursuant to which they mutually agreed to terminate that certain Manufacturer’s Representative Agreement dated as of October 1, 1976 and as subsequently amended thereafter.  Inter Alia beneficially owns approximately 25.4% of the Company’s outstanding common stock, and Philip M. Lynch, the Company’s former Chairman of the Board and Chief Executive Officer and current Chairman Emeritus, and G. Patrick Lynch, the Company’s current President and Chief Executive Officer, are shareholders of Inter Alia.  Prior to terminating the agreement, the Company reimbursed Inter Alia for travel and related expenses in the aggregate amount of $80,000 and $320,000 for the three and nine months ended May 31, 2006.  The Company paid Inter Alia commissions on royalties paid by corporate joint ventures and net proceeds of sales of the Company’s products of approximately $0 and $65,001, for the three and nine months ended May 31, 2006.  In addition, the Company paid health insurance premiums of $0 and $6,623 for the three and nine months ended May 31, 2006, related to policies that insure Philip M. Lynch, the Company’s former Chairman of the Board and Chief Executive Officer and current Chairman Emeritus.

The Company made consulting payments to Dr. Ramani Narayan, a director of the Company, of $25,000 on each of November 8, 2005, February 1, 2006, May 1, 2006, August 1, 2006, November 2, 2006, February 1, 2007 and May 1, 2007.  The consulting services rendered by Dr. Narayan related to research and development associated with various new technologies and are contracted on a quarter to quarter basis cancellable by NTIC at anytime.

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

19.     INCOME TAXES

Reconciliations of the expected federal income tax at the statutory rate with the provisions for income taxes for the nine months ended May 31 are as follows:

	May 31, 2007	May 31, 2006

Tax computed at statutory rates	$819,000	$615,000
Tax effect on equity in income of international joint ventures	(801,000)	(712,000)
Tax effect on dividends received from corporate joint ventures	352,000	263,000
Research and development credit	(100,000)	(75,000)
Other	101,000	182,000

	$371,000	$273,000

20.     COMMITMENTS AND CONTINGENCIES

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

In June 2007, the Internal Revenue Service concluded its audit of the Company for fiscal 2004 and 2005.  They have assessed taxes and penalties based on their findings, however  the company feels that they have adequate defenses to counter the assessed taxes and have started the appeals process.  They intend to vigorously defend their position.  It has been determined that any resulting loss is not likely and not reasonably estimateable at this time, therefore, no provision has been made in the financial statements.

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

The Company’s net sales increased 2.0% and 3.3% during the three and nine months ended May 31, 2007 as compared to the same periods in fiscal 2006 primarily as a result of the increase of React-NTI products to new and existing customers in North America offset by a slight decrease in net sales of Zerust® products.  Net sales of Zerust® products decreased $35,933 to $8,833,283 for the nine months ended May 31, 2007 as compared to the same period in fiscal 2006.  Net sales of React-NTI products increased $446,307 to $4,076,784 for the nine months ended May 31, 2007 as compared to the same period in fiscal 2006.

Cost of goods sold as a percentage of net sales increased slightly to 65.3% and 64.1% during the three and nine months ended May 31, 2007 as compared to 63.9% and 62.4% during the same periods in fiscal 2006, primarily as a result of the increase in raw material prices and a change in the product mix.

Total net sales of all of the Company’s joint ventures increased 15.6% to $59,265,028 during the nine months ended May 31, 2007 as compared to $51,278,645 during the same period in fiscal 2006.  The Company receives fees for technical and other support services it provides to its joint ventures based on the revenues of the individual joint ventures.  The Company recognized increased fee income of $250,950 for such technical and support services during the nine months ended May 31, 2007 as compared to the same period in fiscal 2006 due to the increase in total net sales of the joint ventures.  The Company incurs direct expenses related to its corporate joint ventures and holding companies.  Such expenses include consulting, travel, technical and marketing services to existing joint ventures, legal fees incurred in the establishment of new joint ventures, registration and promotion and legal defense of worldwide trademarks, and legal fees incurred in connection with the filing of patent applications.  The Company incurred increased direct joint venture expenses of $157,544 during the nine months ended May 31, 2007 compared to the same period in fiscal 2006.

NTIC’s net income for the three months ended May 31, 2007 decreased $90,164 to $627,800 compared to $717,963 for the three months ended May 31, 2006.  Net income for the nine months ended May 31, 2007 increased $509,551 to $2,066,227 compared to $1,556,676 for the nine months ended May 31, 2006.

NTIC’s working capital was $3,253,245 at May 31, 2007, including $536,246 in cash and cash equivalents.  In August 2006, NTIC increased its existing $1,000,000 revolving credit facility with National City Bank to $1,500,000.  As of May 31, 2007, NTIC had $884,000 outstanding under the revolving credit facility.  The revolving credit facility expires on January 31, 2008 although NTIC expects to renew it on substantially the same terms before it expires.

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

Results of Operations

The following table sets forth our year to date results of operations for the nine months ended May 31, 2007 and 2006.

	May 31, 2007	% of Net Sales	May 31, 2006	% of Net Sales	$ Change	% Change

Net sales	$12,910,067	100%	$12,499,693	100%	$410,374	3.3%
Cost of goods sold	8,280,131	64.1%	7,803,716	62.4%	476,415	6.1%
Selling expenses	2,466,218	19.1%	2,444,017	19.6%	22,201	0.9%
General and administrative expenses	2,235,276	17.3%	1,888,954	15.1%	346,322	18.3%
Lab and technical support expenses	$177,316	1.4%	$213,837	1.7%	$(36,521)	(17.1)%

The following table sets forth our results of operations for the third quarter (three months) ended May 31, 2007 and 2006.

	May 31, 2007	% of Net Sales	May 31, 2006	% of Net Sales	$ Change	% Change

Net sales	$4,407,798	100%	$4,320,371	100%	$87,427	2.0%
Cost of goods sold	2,876,012	65.3%	2,759,360	63.9%	116,652	4.2%
Selling expenses	887,014	20.1%	871,828	20.2%	15,186	1.7%
General and administrative expenses	608,104	13.8%	638,484	14.8%	(30,380)	(4.8)%
Lab and technical support expenses	$46,941	1.1%	$65,411	1.5%	$(18,470)	(28.2)%

Net Sales and Cost of Goods Sold. NTIC’s net sales originating in the United States increased during the three and nine months ended May 31, 2007 compared to the same periods in fiscal 2006 primarily as a result of an increase in the demand for React-NTI products sold to an existing customer in North America offset by a small decrease in demand for Zerust® products sold to existing customers.  Cost of goods sold increased as a percentage of net sales for the three and nine months ended May 31, 2007 compared to the same period in fiscal 2006 primarily as a result of an increase in petroleum based raw material prices.

Selling Expenses.  NTIC’s selling expenses increased a negligible amount for the three and nine months ended May 31, 2007 compared the same period in fiscal 2006.  Selling expenses as a percentage of net sales increased by a negligible amount for the nine months ended May 31, 2007 and decreased by a negligible amount for the three months ended May 31, 2007 compared to same period in fiscal 2006.

General and Administrative Expenses.  NTIC’s general and administrative expenses increased for the nine months ended May 31, 2007 compared to same period in fiscal 2006 primarily as a result of increases in (i) information technology expenses of $34,000, (ii) insurance expense of $18,000, (iii) legal expenses of $72,000, (iv) audit and tax expense of $61,000, (v) salary and benefits expenses of $70,000,  and (vi) depreciation expense of $66,000.  General and Administrative Expenses decreased for the three months ended May 31, 2007 compared to same period in fiscal 2006 primarily as a result decreases in travel and related expenses of $32,000.  As a percentage of net sales, general and administrative expenses changed slightly for the three and nine months ended May 31, 2007 compared to same period in fiscal 2006 primarily as a result of the changes in spending as described above.

The Company includes expenses in General and Administrative that provide benefit to the various joint ventures and in additional to providing benefit to North American operations.  Specifically, expenses associated with Information technology, general insurance, building expenses, audit and tax and directors fees.

Lab and Technical Support Expenses.  NTIC’s lab and technical support expenses decreased slightly for the three and nine months ended May 31, 2007 compared to the same periods in fiscal 2006.  As a percentage of net sales, lab and technical support expenses decreased by a negligible amount for the three and nine months ended May 31, 2007 compared to same period in fiscal 2006.

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

The Company had equity in income of industrial chemical corporate joint ventures and holding companies of $2,384,020 and $2,117,612 for the nine months ended May 31, 2007 and 2006, respectively and $754,286 and $802,286 for the three months ended May 31, 2007 and 2006, respectively.  The increase in equity in income for the nine months ended May 31, 2007 was due to the increase in revenue and profitability due to the growth of corporate joint ventures as a whole. The decrease during the three months ended May 31, 2007 was attributable to equity losses in one of the joint ventures that is currently in startup mode.

The Company receives fees for technical and other support to the Company’s corporate joint ventures based on the revenues of the individual corporate joint ventures.  The Company recognized fee income for such support in the amounts of $3,508,977 and $3,258,027 for the nine months ended May 31, 2007 and 2006, respectively and $1,162,974 and $1,123,978 for the three months ended May 31, 2007 and 2006, respectively.   The increase in fees for technical and other support to its corporate joint ventures was due to the increase in revenues and profitability from the corporate joint ventures as a whole.

The Company sponsors a worldwide corporate joint venture conference approximately every three to four years in which all of its corporate joint ventures are invited to participate.  The Company defers a portion of its technical and other support fees received from its corporate joint ventures in each accounting period leading up to the next conference, reflecting that the Company has not fully earned the payments received during that period.  The next corporate joint venture conference is scheduled to be held in 2008.  There was $168,000 of deferred income recorded within other accrued liabilities at May 31, 2007, related to this future conference.  The costs associated with these joint venture conferences are offset against the deferral as incurred, generally in the period in which the conference is held and immediately before.

The Company incurred direct expenses related to its corporate joint ventures and the holding companies of $1,161,702 and $3,819,003 for the three and nine months ended May 31, 2007 compared to $1,204,929 and $3,661,459 for the same periods in 2006.  These expenses include: product and business development, consulting, travel, technical and marketing services to existing joint ventures, legal fees regarding the establishment of new joint ventures, registration and promotion and legal defense of worldwide trademarks and legal fees incurred in the filing of patent applications for new technologies to which the Company acquired certain rights.  The increases in direct expenses incurred relating to the Company’s corporate joint ventures and holding companies for the nine months ended May 31, 2007 compared to the same period in fiscal 2006 was attributable to increases of (i) salary, wages and associated benefits of $226,000, (ii) legal expenses of $90,000 and (iii) travel related expenses of $85,000 offset by decreases in expenses related to consulting fees of $57,000 and technical service expenses of $140,000. The decrease for the three months ended May 31, 2007 as compared to May 31, 2006 was minimal. As a percentage of net sales, direct expenses incurred relating to NTIC’s corporate joint ventures and holding companies increased for the three and nine months ended May 31, 2007 compared to the same respective period in fiscal 2006, primarily as a result of the changes in spending as described above.

Interest Income.  NTIC’s interest income decreased to $2,368 for the nine months ended May 31, 2007 compared to $30,108 for the same period in fiscal 2006 due to a lower average invested cash balances during the most recent period.

Interest Expense.  NTIC’s interest expense increased to $131,503 for the nine months ended May 31, 2007 compared to $55,392 for the same period in fiscal 2006 due to a higher average outstanding debt and an increase in interest rates during the most recent period.

Gain on sale of assets.  NTIC recognized a gain on the sale of land, building and equipment that previously served as NTIC’s corporate headquarters of $726,295 during the nine months ended May 31, 2007.  This was a one-time sale and no additional gain is anticipated to be recognized relating to the building in the future.

Income Before Income Tax Expense.  Income before income taxes increased $607,551 to $2,437,227 for the nine months ended May 31, 2007 compared to $1,829,676 for the same period in fiscal 2006.

Income Tax Expense. Income tax expense for the nine months ended May 31, 2007 and 2006 was calculated based on management’s estimate of NTIC’s annual effective income tax rate.  NTIC’s annual effective income tax rate for the nine months ended May 31, 2007 and 2006 was lower than the statutory rate primarily due to NTIC’s equity in income of corporate joint ventures being recognized based on after-tax earnings of these entities.  To the extent joint ventures’ undistributed earnings are distributed to NTIC, it is not expected to result in any material additional income tax liability after the application of foreign tax credits.

Liquidity and Capital Resources

Sources of Cash and Working Capital.  As of May 31, 2007, NTIC’s working capital was $3,253,245 with $536,246  in cash and cash equivalents, compared to working capital of $2,221,334, including $299,117 in cash and cash equivalents, as of August 31, 2006.

NTIC has a revolving credit facility that expires on January 31, 2008.  Outstanding amounts under the revolving credit facility bear interest at an annual rate based on LIBOR plus 2.25%.  As of May 31, 2007, the interest rate was 7.60%.  Amounts borrowed under the facility are collateralized by a lien on substantially all of NTIC’s assets, excluding its corporate joint venture interests and intellectual property rights.  The credit documents contain other terms and provisions (including representations, covenants and conditions) customary for transactions of this type. Significant financial covenants include minimum fixed charge coverage ratio of 1.0 to 1.0.  Other covenants include a prohibition on any merger or consolidation without prior consent of the lender and restrictions on future credit extensions and non-equity investments and the incurrence of additional indebtedness without the lender’s prior consent. NTIC is in compliance with all covenants under the revolving credit facility.  The facility contains customary events of default, including nonpayment of principal or other amounts when due; breach of covenants; inaccuracy of representations and warranties; cross-default and/or cross-acceleration to other indebtedness; non-compliance with laws; certain voluntary and involuntary bankruptcy events; judgments entered against NTIC; and a sale of material assets. If an event of default occurs and is continuing, the lender may, among other things, terminate its obligations thereunder and require NTIC to repay all amounts thereunder.  Outstanding balances under the revolving credit facility were $884,000 and $610,000 as of May 31, 2007 and August 31, 2006, respectively.  The increase in the utilization of the line of credit is a result of the cash needed to finance the renovations to the new corporate headquarters.  The line of credit is subject to a borrowing base calculation and at May 31, 2007, NTIC had $616,000 in available credit under the line.

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

Uses of Cash and Cash Flows.  Cash flows used in operations for the nine months ended May 31, 2007 was $1,235,051, which resulted principally from equity income of corporate joint ventures, decreases in accounts payable, increases in inventories, gain on sale of assets being offset by net income, depreciation and amortization expense, and decreases in trade receivables.  Cash flows used in operations for the nine months ended May 31, 2006 was $33,630, which resulted principally from net income, depreciation and amortization expense, inventories and accrued liabilities being offset by equity income of corporate joint ventures, trade excluding corporate joint ventures and prepaid expenses.

Net cash provided by investing activities for the nine months ended May 31, 2007 was $1,269,591 which resulted from proceeds from the sale of assets, cash received from loans and deposits and dividends received from corporate joint ventures, offset by additions to property and equipment and investments in joint ventures.  The Company received back its required deposit of $445,469 from the courts in Finland and replaced it with a stand-by Letter of Credit.  Net cash used in investing activities for the nine months ended May 31, 2006 was $525,840, which resulted from additions to property and equipment and industrial patents, offset by dividends received from corporate joint ventures and cash received on loans.

Net cash provided by financing activities for the nine months ended May 31, 2007 was $202,589, which resulted primarily from the borrowings on the line of credit and cash generated from the exercising of stock options, offset by bank overdrafts.  Net cash provided by financing activities for the nine months ended May 31, 2006 was $809,695, which resulted primarily from the borrowings on a term loan and bank overdrafts, offset by the payoff of the note payable and repayments on the line of credit.

Capital Expenditures and Commitments.  NTIC has no material lease commitments as of May 31, 2007, except a lease agreement entered into by NTI Facilities, Inc., a subsidiary of NTIC, for approximately 16,994 square feet of office, manufacturing, laboratory and warehouse space in Beachwood, Ohio, requiring monthly payments of $17,500, which are adjusted annually according to the annual consumer price index, through November 2014.  NTIC has no postretirement benefit plan and does not anticipate establishing any postretirement benefit program.

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

NTIC sold the real property and building in which NTIC’s former Lino Lakes corporate headquarters was located for a purchase price of $870,000 on September 8, 2006.  The net book value of the building held for sale was $89,636 and the closing costs and fees associated with the sale of the property was $46,571.  The gain on sale of the property was $726,295 and is reflected in NTIC’s fiscal 2007 financial results.

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

NTIC’s revolving credit facility bears interest at a rate based on LIBOR and thus may subject NTIC to some market risk on interest rates. $884,000 was outstanding under this facility as of May 31, 2007.

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

Investments in Corporate Joint Ventures

NTIC’s investments in corporate joint ventures are accounted for using the equity method, except for React-NTI LLC which has been fully consolidated, due to the adoption of FIN 46R. Periodically, NTIC evaluates the investments for any impairment and assesses the future cash flow projections to determine if there are any going concern issues.  If an investment were determined to be impaired, then a reserve would be created to reflect the impairment on the financial results of NTIC.  NTIC’s evaluation of its investments in corporate joint ventures requires NTIC to make assumptions about future cash flows of its corporate joint ventures.  These assumptions require significant judgment and actual results may differ from assumed or estimated amounts.  NTIC’s investments in corporate joint ventures were $12,804,366 and $10,772,102 as of May 31, 2007 and August 31, 2006, respectively.

Accounts and Notes Receivable

NTIC values accounts and notes receivable, net of an allowance for doubtful accounts. Each quarter, NTIC prepares an analysis of its ability to collect outstanding receivables that provides a basis for an allowance estimate for doubtful accounts.  In doing so, NTIC evaluates the age of its receivables, past collection history, current financial conditions of key customers, and economic conditions. Based on this evaluation, NTIC establishes a reserve for specific accounts and notes receivable that it believes are uncollectible, as well as an estimate of uncollectible receivables not specifically known.  A deterioration in the financial condition of any key customer or a significant slow down in the economy could have a material negative impact on NTIC’s ability to collect a portion or all of the accounts and notes receivable. NTIC believes that an analysis of historical trends and its current knowledge of potential collection problems provide NTIC with sufficient information to establish a reasonable estimate for an allowance for doubtful accounts. However, since NTIC cannot predict with certainty future changes in the financial stability of its customers, NTIC’s actual future losses from uncollectible accounts may differ from its estimates. In the event NTIC determined that a smaller or larger uncollectible accounts reserve is appropriate, NTIC would record a credit or charge to selling expense in the period that it made such a determination. Accounts receivable have been reduced by an allowance for uncollectible accounts of $13,845 and $10,000 at May 31, 2007 and August 31, 2006, respectively.

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

Over 19% of NTIC’s consolidated net sales, not including sales made at the various corporate joint venture, are generated outside of the U.S. and NTIC intends to continue to expand its international operations.  NTIC’s international operations require management attention and financial resources and expose NTIC to difficulties presented by international economic, political, legal, accounting and business factors.

NTIC offers direct on-site technical support on rust and corrosion issues in over 50 countries, and operates a marketing, distribution, and technical network through joint ventures in North America, South America, Europe, Asia and the Middle East.  NTIC’s consolidated net sales, not including the corporate joint venture sales, outside the United States were 19.3% of its total consolidated net sales for the nine months ended May 31, 2007 and 20.3% of its total consolidated net sales for fiscal 2006.  One of NTIC’s strategic objectives is to expand its international operations.  NTIC has recently entered into joint ventures in Australia, the Ukraine, Thailand and the United Arab Emirates.  The expansion of NTIC’s existing international operations and entry into additional international markets requires management attention and financial resources. Many of the countries in which NTIC sells its products directly or indirectly through its corporate joint ventures, are, to some degree, subject to political, economic and/or social instability.  NTIC’s international operations expose NTIC and its joint venture partners, representatives, agents and distributors to risks inherent in operating in foreign jurisdictions.  These risks include:

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

Approximately 30.8% of NTIC’s consolidated net sales for the nine months ended May 31, 2007 and 26.6% of NTIC’s consolidated net sales for the fiscal year ended August 31, 2006 were dependent upon a single customer, the loss of which would adversely affect NTIC’s financial condition and consolidated operating results.

One of NTIC’s North American customers accounted for, in the aggregate, approximately 30.8% of NTIC’s consolidated net sales for the nine months ended May 31, 2007 and 26.6% of NTIC’s consolidated net sales for the fiscal year ended August 31, 2006.  If NTIC were to lose this customer or if this customer were to substantially decrease its purchases of NTIC’s products, NTIC’s financial condition and consolidated operating results would be adversely affected.

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

NTIC’s business, properties, and products are subject to governmental regulation and taxes with which compliance may require NTIC to incur expenses or modify its products or operations and may expose NTIC to penalties for non-compliance. Governmental regulation may also adversely affect the demand for some of NTIC’s products and its operating results.

NTIC’s business, properties, and products are subject to a wide variety of international, federal, state and local laws, rules, taxes and regulations relating to the protection of the environment, natural resources, and worker health and safety and the use, management, storage, and disposal of hazardous substances, wastes, and other regulated materials. These laws, rules, and regulations may affect the way NTIC conducts its operations, and the failure to comply with these regulations could lead to fines and other penalties. Because NTIC owns and operates real property, various environmental laws also may impose liability on NTIC for the costs of cleaning up and responding to hazardous substances that may have been released on NTIC’s property, including releases unknown to NTIC. These environmental laws and regulations also could require NTIC to pay for environmental remediation and response costs at third-party locations where NTIC disposed of or recycled hazardous substances. NTIC’s future costs of complying with the various environmental requirements, as they now exist or may be altered in the future, could adversely affect its financial condition and operating results. NTIC is also subject to other international, federal and state laws, rules and regulations, the future non-compliance of which may harm NTIC’s business or may adversely affect the demand for some of its products.  Changes in laws and regulations, including changes in accounting standards and taxation changes, including tax rate changes, new tax laws, revised tax law interpretations, also may adversely affect NTIC’s operating results.

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

Changes in Internal Control over Financial Reporting

There was no change in NTIC’s internal control over financial reporting that occurred during the quarter ended May 31, 2007 that has materially affected, or is reasonably likely to materially affect NTIC’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

A description of NTIC’s legal proceedings in the first paragraph under Note 19 of NTIC’s consolidated financial statements included within this report is incorporated herein by reference.

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

In June 2007, the Internal Revenue Service concluded its audit of the Company for fiscal 2004 and 2005.  They have assessed taxes and penalties based on their findings, the company feels that they have adequate defenses to counter the assessed taxes and have started the appeals process.  They intend to vigorously defend their position.  It has been determined that any resulting loss is not likely and not reasonably estimateable at this time, therefore, no provision has been made in the financial statements.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Recent Sales of Unregistered Equity Securities

During the three months ended May 31, 2007, NTIC did not issue any shares of its common stock or other equity securities of NTIC that were not registered under the Securities Act of 1933.

Small Business Issuer Purchases of Equity Securities

During the three months ended May 31, 2007, NTIC did not purchase any shares of its common stock or other equity securities of NTIC.

On November 13, 2003, the Board of Directors of NTIC authorized Matthew Wolsfeld, Chief Financial Officer of NTIC, to repurchase on behalf of NTIC, up to 100,000 shares of NTIC’s common stock from time to time in accordance with applicable rules governing issuer stock repurchases.  Since being authorized, NTIC has repurchased and retired an aggregate of 44,200 shares of its common stock.

ITEM 5.     OTHER INFORMATION

On December 10, 2006, NTIC obtained a demand line of credit of up to the principal amount of $600,000 from National City Bank to fund NTIC’s obligations related to a required deposit of $445,469 with the courts in Finland in connection with NTIC’s legal action in Finland.  Refer to Note 20 of NTIC’s consolidated financial statements included elsewhere in this report for more information regarding the legal action.  Advances made under the demand letter of credit will be made at the sole discretion of National City Bank and will be due and payable on demand.  Any outstanding unpaid principal balance under the demand letter of credit bears interest at an annual rate based on LIBOR plus 2.25%.  Interest is payable in arrears on January 15, 2007 and on the 15th day of each month thereafter and on demand.

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

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

Date: July 12, 2007	Matthew C. Wolsfeld, CPA
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