Form 10KSB/A
period 2006-08-31
NORTHERN TECHNOLOGIES INTERNATIONAL CORP
filed 2007-11-20
CIK 875582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10-KSB/A
(Amendment No. 1)

(Mark one)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-KSB/A (the “Form 10-KSB/A”) to the Annual Report on Form 10-KSB for the fiscal year ended August 31, 2006 (the “Original Form 10-KSB”) of Northern Technologies International Corporation (the “Company”) is to include a new opinion of the Company’s independent registered public accounting firm and to add additional disclosure in Note 8 to the Company’s consolidated financial statements to clarify that the financial statements of the Company’s foreign joint ventures were prepared using accounting  principles accepted in the joint ventures’ country of domicile and that amounts related to the Company’s foreign joint ventures reported in the tables in Note 8 to the Company’s consolidated financial statements and the accompanying financial statements have been adjusted to approximate generally accepted accounting principles in the United States of America in all material respects.  The foregoing changes to the Original Form 10-KSB does not affect in any respect the Company’s consolidated financial statements included in the Original Form 10-KSB.

For the convenience of the reader, this Form 10-KSB/A sets forth the Original Form 10-KSB in its entirety.  However, this Form 10-KSB/A only amends and restates Item 7 of Part II of the Original Form 10-KSB, and no other information in the Original Form 10-KSB is amended hereby.  Except for the foregoing described changes in Item 7 of Part II of the Original Form 10-KSB, such item has not been updated to reflect other events occurring after November 21, 2006 (the “Original Filing Date”) or to modify or update those disclosures affected by subsequent events.  In addition, pursuant to the rules of the Securities and Exchange Commission, Item 13 of Part III of the Original Form 10-KSB has been amended to contain an updated consent of the Company’s independent registered public accounting firm and currently-dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.  The updated consent and certifications of the Company’s Chief Executive Officer and Chief Financial Officer are attached to this Form 10-KSB/A as Exhibits 23.1, 31.1, 31.2, 32.1 and 32.2, respectively.

Except for the foregoing amended information, this Form 10-KSB/A continues to speak as of the Original Filing Date, and the Company has not updated the disclosure contained herein to reflect events that occurred at a later date.  Other events occurring after the filing of the Original Form 10-KSB or other disclosures necessary to reflect subsequent events will be addressed in any reports filed with the SEC subsequent to the date of this filing.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following items are included herein:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors
Northern Technologies International Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Northern Technologies International Corporation and Subsidiaries as of August 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northern Technologies International Corporation and Subsidiaries as of August 31, 2006 and 2005 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Virchow, Krause & Company, LLP

Minneapolis, Minnesota
November 6, 2006
(Except for the second paragraph of Note 8, as to which the date is November 13, 2007)

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

The financial statements of the Company’s foreign joint ventures are prepared using accounting principles accepted in the joint ventures’ country of domicile.   Amounts related to foreign joint ventures reported in the above tables and the accompanying financial statements have been adjusted to approximate US GAAP in all material respects.

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

G.	Northern Technologies International Corporation 2007 Stock Incentive Plan (Incorporated by reference to Exhibit 10.7 to NTIC’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 2006).

H.

Form of Incentive Stock Option Agreement for Northern Technologies International Corporation 2007 Stock Incentive Plan (Incorporated by reference to Exhibit 10.8 to NTIC’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 2006).

I.

Form of Non-Qualified Stock Option Agreement for Northern Technologies International Corporation 2007 Stock Incentive Plan (Incorporated by reference to Exhibit 10.9 to NTIC’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 2006).

J.

Form of Restricted Stock Agreement for Northern Technologies International Corporation 2007 Stock Incentive Plan (Incorporated by reference to Exhibit 10.10 to NTIC’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 2006).

K.

Northern Technologies International Corporation Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.11 to NTIC’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 2006).

L.	Description of Non-Employee Director Compensation Arrangements (Incorporated by reference to Exhibit 10.12 to NTIC’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 2006).

M.	Description of Executive Officer Compensation Arrangements (Incorporated by reference to Exhibit 10.13 to NTIC’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 2006).

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-KSB/A to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 2006 to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

November 16, 2007	By:

G. Patrick Lynch
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on November 16, 2007 in the capacities indicated.

Name	Title

/s/ G. Patrick Lynch	President and Chief Executive Officer and Director (principal executive officer)

G. Patrick Lynch

/s/ Pierre Chenu	Chairman of the Board

Pierre Chenu

/s/ Matthew C. Wolsfeld, CPA	Chief Financial Officer and Corporate Secretary (principal financial officer and principal accounting officer)

Matthew C. Wolsfeld, CPA

/s/ Donald A. Kubik, Ph.D.	Chief Technology Officer and Vice Chairman of the Board

Donald A. Kubik, Ph.D.

/s/ Dr. Sunggyu Lee	Director

Dr. Sunggyu Lee

/s/ Mark Mayers	Director

Mark Mayers

/s/ Dr. Ramani Narayan	Director

Dr. Ramani Narayan

/s/ Barry Rosenbaum	Director

Barry Rosenbaum

/s/ Mark J. Stone	Director

Mark J. Stone

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

EXHIBIT INDEX TO AMENDMENT NO. 1 TO ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED AUGUST 31, 2006

Item No.	Item	Method of Filing

3.1	Restated Certificate of Incorporation of Northern Technologies International Corporation	Incorporated by reference to Exhibit 3.1 to NTIC’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 2006 (File No. 001-11038).

3.2	Amended and Restated Bylaws of Northern Technologies International Corporation	Incorporated by reference to Exhibit 3.1 to NTIC’s Quarterly Report on Form 10-QSB for the fiscal quarter ended November 30, 2005 (File No. 001-11038)

10.1	Northern Technologies International Corporation 1994 Stock Incentive Plan	Incorporated by reference to Exhibit 10.3 to NTIC’s Annual Report on Form 10-KSB for the year ended August 31, 1993 (File No. 001-11038)

10.2	Form of Incentive Stock Option Agreement for Northern Technologies International Corporation 1994 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 to NTIC’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 1993 (File No. 001-11038)

10.3	Form of Non-Qualified Stock Option Agreement for Northern Technologies International Corporation 1994 Stock Incentive Plan	Incorporated by reference to Exhibit 10.2 to NTIC’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 1993 (File No. 001-11038)

10.4	Northern Technologies International Corporation 2000 Stock Incentive Plan	Incorporated by reference to Exhibit 10.4 to NTIC’s Annual Report on Form 10-KSB for the year ended August 31, 2000 (File No. 001-11038)

10.5	Form of Incentive Stock Option Agreement for Northern Technologies International Corporation 2000 Stock Incentive Plan	Incorporated by reference to Exhibit 10.5 to NTIC’s Annual Report on Form 10-KSB for the year ended August 31, 2000 (File No. 001-11038)

10.6	Form of Non-Qualified Stock Option Agreement for Northern Technologies International Corporation 2000 Stock Incentive Plan	Incorporated by reference to Exhibit 10.6 to NTIC’s Annual Report on Form 10-KSB for the year ended August 31, 2000 (File No. 001-11038)

10.7	Northern Technologies International Corporation 2007 Stock Incentive Plan	Incorporated by reference to Exhibit 10.7 to NTIC’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 2006 (File No. 001-11038).

Item No.	Item	Method of Filing

10.8	Form of Incentive Stock Option Agreement for Northern Technologies International Corporation 2007 Stock Incentive Plan	Incorporated by reference to Exhibit 10.8 to NTIC’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 2006 (File No. 001-11038).

10.9	Form of Non-Statutory Stock Option Agreement for Northern Technologies International Corporation 2007 Stock Incentive Plan	Incorporated by reference to Exhibit 10.9 to NTIC’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 2006 (File No. 001-11038).

10.10	Form of Restricted Stock Agreement for Northern Technologies International Corporation 2007 Stock Incentive Plan	Incorporated by reference to Exhibit 10.10 to NTIC’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 2006 (File No. 001-11038).

10.11	Northern Technologies International Corporation Employee Stock Purchase Plan	Incorporated by reference to Exhibit 10.11 to NTIC’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 2006 (File No. 001-11038).

10.12	Description of Non-Employee Director Compensation Arrangements	Incorporated by reference to Exhibit 10.12 to NTIC’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 2006 (File No. 001-11038).

10.13	Description of Executive Officer Compensation Arrangements	Incorporated by reference to Exhibit 10.13 to NTIC’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 2006 (File No. 001-11038).

10.14	Commercial Note: Revolving Credit dated August 6, 2004 by Northern Technologies International Corporation payable to National City Bank	Incorporated by reference to Exhibit 10.1 to NTIC’s Quarterly Report on Form 10-QSB for the year ended May 31, 2005 (File No. 001-11038)

10.15	Commercial Note Addendum dated August 6, 2004 between Northern Technologies International Corporation and National City Bank	Incorporated by reference to Exhibit 10.2 to NTIC’s Quarterly Report on Form 10-QSB for the year ended May 31, 2005 (File No. 001-11038)

10.16	Security Agreement dated August 6, 2004 between Northern Technologies International Corporation and National City Bank	Incorporated by reference to Exhibit 10.3 to NTIC’s Quarterly Report on Form 10-QSB for the year ended May 31, 2005 (File No. 001-11038)

10.17	Modification and Extension of Promissory Note dated March 2, 2005 between Northern Technologies International Corporation and National City Bank	Incorporated by reference to Exhibit 10.4 to NTIC’s Quarterly Report on Form 10-QSB for the year ended May 31, 2005 (File No. 001-11038)

10.18	Promissory Note Modification Agreement dated January 30, 2006 between Northern Technologies International Corporation and National City Bank	Incorporated by reference to Exhibit 10.18 to NTIC’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 2006 (File No. 001-11038).

10.19	Promissory Note Modification Agreement dated August 24, 2006 between Northern Technologies International Corporation and National City Bank	Incorporated by reference to Exhibit 10.19 to NTIC’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 2006 (File No. 001-11038).

Item No.	Item	Method of Filing

10.20

Settlement Agreement and Asset Purchase dated April 28, 2005 among Northern Technologies International Corporation, Excor Korrosionsforschung GmbH, Fibro-NTI Urun Gelistirme Ve Pazarlama Ticaret Anonim, Acobal SAS, Henkel KGaA and Henkel Surface Technologies SAS

Incorporated by reference to Exhibit 10.5 to NTIC’s Quarterly Report on Form 10-QSB for the year ended May 31, 2005 (File No. 001-11038)

10.21	Consulting Agreement dated as of May 1, 2006 between Northern Technologies International Corporation and Emeritushnic Facilities Company, Inc.	Incorporated by reference to Exhibit 10.1 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 22, 2006 (File No. 001-11038)

10.22	Purchase Agreement dated as of June 24, 2005 between Circle Pines Mainstreet II, LLC and Northern Technologies International Corporation	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 9, 2006 (File No. 001-11038)

10.23	Amendment No. 1 to Purchase Agreement dated as of August 21, 2005 between Circle Pines Mainstreet II, LLC and Northern Technologies International Corporation	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 9, 2006 (File No. 001-11038)

10.24	Amendment No. 2 to Purchase Agreement dated as of September 21, 2005 between Circle Pines Mainstreet II, LLC and Northern Technologies International Corporation	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 9, 2006 (File No. 001-11038)

10.25	Amendment No. 3 to Purchase Agreement dated as of December 31, 2005 between Circle Pines Mainstreet II, LLC and Northern Technologies International Corporation	Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 9, 2006 (File No. 001-11038)

10.26	Qualified Exchange Accommodation Agreement dated as of May 3, 2006 between Northern Technologies International Corporation and Northern Technologies Holding Company, LLC	Incorporated by reference to Exhibit 10.5 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 9, 2006 (File No. 001-11038)

Item No.	Item	Method of Filing

10.27	Commercial Note dated as of May 3, 2006 issued by Northern Technologies Holding Company, LLC to National City Bank	Incorporated by reference to Exhibit 10.6 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 9, 2006 (File No. 001-11038)

10.28	Mortgage dated as of May 3, 2006 between Northern Technologies Holding Company, LLC and National City Bank	Incorporated by reference to Exhibit 10.7 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 9, 2006 (File No. 001-11038)

10.29	Commercial Guaranty dated as of May 3, 2006 issued by Northern Technologies International Corporation, as Guarantor	Incorporated by reference to Exhibit 10.8 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 9, 2006 (File No. 001-11038)

10.30	Purchase and Sale Agreement dated as of June 2, 2006 between Northern Technologies International Corporation and Underground Properties, LLC	Incorporated by reference to Exhibit 10.1 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 5, 2006 (File No. 001-11038)

14.1	Code of Ethics	Incorporated by reference to Exhibit 14.1 to NTIC’s Annual Report on Form 10-KSB for the year ended August 31, 2004 (File No. 001-11038)

21.1	Subsidiaries of the Registrant	Incorporated by reference to Exhibit 21.1 to NTIC’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 2006 (File No. 001-11038).

23.1	Consent of Virchow, Krause & Company, LLP	Filed herewith

31.1	Certification of President and Chief Executive Officer Pursuant to SEC Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of President and Chief Executive Officer Pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of Chief Financial Officer Pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith