Form 10KSB
period 2007-08-31
NORTHERN TECHNOLOGIES INTERNATIONAL CORP
filed 2007-11-29
CIK 875582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________

FORM 10-KSB

(Mark one)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________.

Commission file number 1-11038
____________________

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

None

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this report or any amendment to this report. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2) of the Exchange Act). YES ☐  NO ☒

The Registrant’s revenues for the fiscal year ended August 31, 2007 were $16,829,030.

As of November 16, 2007, 3,716,611 shares of common stock of the Registrant were outstanding, and the aggregate market value of the common stock of the Registrant as of that date (based upon the $9.95 per share closing sale price of the Common Stock on that date as reported on The American Stock Exchange), excluding 1,095,560 outstanding shares beneficially owned by directors and executive officers, was $26,079,457.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-KSB incorporates by reference information (to the extent specific sections are referred to herein) from the registrant’s Proxy Statement for its 2008 Annual Meeting of Stockholders to be held January 24, 2008.

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

Item 1. DESCRIPTION OF BUSINESS.

Overview

Northern Technologies International Corporation focuses on developing, marketing and selling proprietary environmentally responsible materials science based products and technical services directly and via a network of independent distributors, manufacturers’ representatives and joint ventures in over 50 countries. In fiscal 2007, over 70% of NTIC’s consolidated net sales were derived from the sales of Zerust® rust and corrosion inhibiting packaging products and services to the automotive, electronics, electrical, mechanical, military and retail consumer markets. During this same period, NTIC also received revenues from sales of proprietary new technologies, including anti-abrasion ink additives, as well as bio-based sintered metal mold release agents, bio-solvents, bio-emollients, bio-cleaners, bio-lubricants and bio-based and biodegradable plastic packaging.

NTIC is engaged in extensive scientific research and development programs in the areas of material science and corrosion protection. NTIC spent $2,575,325 in fiscal 2007 and $2,043,611 in fiscal 2006 in connection with its research and development activities. These research and development investments are expected to build on NTIC’s current environmentally responsible corrosion technologies and provide for a portfolio of new environmental technology offerings. Specifically, the portfolio includes the application of new and existing corrosion inhibiting technology to the oil and gas industry, bioplastic resins and products including biodegradable and compostable plastics to reduce our carbon footprint and provide environmentally sound disposal options, and process technology and equipment to convert plastic waste into energy – diesel, gasoline and mid-distillates. During fiscal 2008, NTIC expects to invest between $2,800,000 and $3,200,000 in additional research and development and marketing efforts and resources into these new emerging businesses, product lines and markets.

Corporate Joint Ventures and Holding Companies

NTIC participates, either directly or indirectly through holding companies, in 29 corporate joint venture arrangements in North America, South America, Europe, Asia and the Middle East. Each of these joint ventures manufactures, markets and sells finished products generally in the countries to which it is assigned. NTIC’s joint venture partners are knowledgeable in the applicable environmental, labor, tax and other requisite regulations and laws of the respective foreign countries in which they operate, as well as the local customs and business practices. While most of NTIC’s joint ventures currently sell rust and corrosion inhibiting products and custom packaging systems, NTIC also has joint ventures that manufacture, market and sell or intend to manufacture, market or sell bio-based additives with both industrial and personal care applications, machinery that converts waste plastics back into diesel, gasoline and mid-distillates and electronic sensing instruments. The Company categorizes its joint ventures into two principal areas: industrial chemical and non-industrial chemical.

NTIC’s industrial chemical corporate joint ventures currently primarily focus on the manufacturing, marketing and distribution of Zerust® industrial corrosion inhibiting packaging products. Both NTIC and NTIC’s corporate joint venture in Germany, Excor Korrosionsschutz – Technologien und Produkte GmbH (“Excor”), through Excor’s wholly owned subsidiary Excor Korrosionsforschung GmbH, manufacture and supply the industrial chemical corporate joint ventures with the essential additives (“Masterbatch”) required to make Zerust® industrial corrosion inhibiting packaging products functional.

React-NTI LLC is an industrial chemical corporate joint venture of NTIC that focuses on the development, manufacturing and marketing of proprietary lines of bio-based additives with both industrial and personal care applications. Based on cotton, soy, corn and other renewable resources, React-NTI products outperform many synthetically derived competing alternatives. React-NTI’s target markets currently include sintered metal and sintered metal parts manufactures, ink manufacturers, and personal care and cosmetics manufacturers.

NTIC has a 50% ownership interest in NTI ASEAN, LLC for its corporate joint venture investments in the ASEAN region. Taiyo Petroleum Gas Co. Ltd., NTIC’s existing joint venture partner in Japan, owns the remaining 50% ownership interest in NTI ASEAN, LLC.

NTIC has a 50% ownership interest in Northern Instruments Corporation LLC for its corporate joint venture investments in Mütec GmbH in Germany. Taiyo Petroleum Gas Co. Ltd., NTIC’s existing joint venture partner in Japan, owns the remaining 50% ownership interest in Northern Instruments Corporation LLC. Northern Instruments Corporation LLC then owns 80% of Mütec GmbH. Mütec GmbH manufactures proprietary electronic sensing instruments, which it sells through distribution as well as certain corporate joint ventures. Mütec GmbH is NTIC’s only non-industrial chemical joint venture.

The following table sets forth a list of NTIC’s corporate joint ventures as of November 16, 2007, indicating which joint ventures are industrial chemical or non-industrial chemical, the country in which the joint venture is organized, NTIC’s ownership percentage in each joint venture and the date of NTIC’s original investment in each joint venture:

		NTIC	Calendar
		Percent	Year of
		(%)	Original
Joint Venture Name	Country	Ownership	Investment
INDUSTRIAL CHEMICAL CORPORATE JOINT VENTURES
TAIYONIC LTD.	Japan	50%	1987
ACOBAL SAS	France	50%	1990
ZERUST-NIC (TAIWAN) CORP.	Taiwan*	25%	1990
EXCOR GmbH	Germany	50%	1991
ZERUST SINGAPORE PTE. LTD	Singapore*	50%	1991
ZERUST AB	Sweden	50%	1991
ZERUST PREVENÇÃO DE CORROSÃO LTDA.	Brazil	50%	1993
EUROMASCH	Austria	50%	1994
MOSTNIC	Russia	50%	1994
KOREA ZERUST CO., LTD.	South Korea	25%	1994
ZERUST OY	Finland	50%	1995
ZERUST (U.K.) LTD.	United Kingdom	50%	1997
EXCOR-ZERUST S.R.O.	Czech Republic	50%	1997
EXCOR SP. Z.O.O.	Poland	50%	1998

		NTIC	Calendar
		Percent	Year of
		(%)	Original
Joint Venture Name	Country	Ownership	Investment
SPECIALTY - NTIA CO. LTD.	Thailand*	25%	1998
TIANJIN ZERUST CO.	China*	25%	2000
HARITA-NTI	India	50%	2000
CHONG WAH-NTIA SDN. BHD.	Malaysia*	25%	2000
NTIA ZERUST PHILIPPINES, INC.	Philippines*	50%	2001
FIBRO NTI JOINT STOCK CO.	Turkey	50%	2002
ZERUST CONSUMER PRODUCTS, LLC	United States	50%	2002
REACT-NTI, LLC***	United States	75%	2003
POLYMER ENERGY LLC	United States	62.5%	2003
ZERUST EXCOR PTY LTD	Australia	50%	2006
ZERUST - DNEPR	Ukraine	50%	2006
SINGLE POINT ENERGY & ENVIRONMENT CO. LTD.	Thailand	50%	2006
NTI-DILMUN MIDDLE EAST FZCO.	UAE	50%	2006
PT. CHEMINDO – NTIA	Indonesia*	25%	2007

NON-INDUSTRIAL CHEMICAL CORPORATE JOINT VENTURES
MUTEC GMBH	Germany**	40%	2002
____________________

*	Indirect ownership interest through NTI ASEAN, LLC

**	Indirect ownership through Northern Instruments Corporation LLC

***	React-NTI LLC is fully consolidated on NTIC’s consolidated financial statements (See note 2 to NTIC’s consolidated financial statements).

NTIC’s international rust and corrosion inhibiting product business has expanded significantly during the past several fiscal years. NTIC has entered into five new corporate joint venture arrangements during the past two fiscal years. Total net sales of all of NTIC’s joint ventures increased 26.0% to $80,551,700 during fiscal 2007 as compared to $63,959,090 during fiscal 2006 and increased 11.9% during fiscal 2006 compared to fiscal 2005. The profits of NTIC’s corporate joint ventures are shared, however, by the respective corporate joint venture owners in accordance with their respective ownership percentages. In addition, NTIC’s receipt of funds as a result of sales by its joint ventures are dependent upon NTIC’s receipt of dividend distributions from the joint ventures and NTIC’s receipt of fees for technical and other support services that NTIC provides to its joint ventures based on the revenues of the joint ventures. NTIC typically owns only 50% or less of its joint venture entities and thus does not control the decisions of these entities regarding whether to pay dividends and how much in dividends in any given year. NTIC had equity in income of corporate joint ventures and holding companies of $3,201,621 in fiscal 2007 compared to $2,713,096 in fiscal 2006. NTIC recognized fee income for such technical and support services of $4,976,194 in fiscal 2007 compared to $4,695,124 in fiscal 2006. NTIC incurs direct expenses related to its corporate joint ventures and holding companies. Such expenses include consulting, travel, technical and marketing services to existing joint ventures, legal fees incurred in the establishment of new joint ventures, registration and promotion and legal defense of worldwide trademarks, and legal fees incurred in connection with the filing of patent applications. NTIC incurred $4,876,928 in direct joint venture expenses in fiscal 2007 as compared to $5,481,757 in fiscal 2006. NTIC’s income from its corporate joint ventures and holding companies was $3,300,887 in fiscal 2007 as compared to $1,973,065 in fiscal 2006.

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

Products

NTIC currently derives revenues from the following product lines:

Corrosion Prevention. Over 70% of NTIC’s consolidated net sales for fiscal 2007 were derived from developing, manufacturing, marketing and selling Zerust® rust and corrosion inhibiting packaging products and services. Corrosion not only damages the appearance of metal products and components but also negatively impacts their mechanical performance. This applies to the rusting of ferrous metals (iron and steel) and the deterioration by oxidation of nonferrous metals (aluminum, copper, brass, etc.).

NTIC’s Zerust® packaging products contain proprietary nontoxic chemical systems (primarily using food additives) that passivate metal surfaces and thereby inhibit rust and corrosion. The corrosion-inhibiting protection is maintained as long as the metal products to be protected remain enclosed within the Zerust® packaging. Electron scanning further shows that once the contents are removed from the Zerust® package, the Zerust® protection dissipates from the contents’ surfaces within two hours, leaving a clean, dry and corrosion-free metal component. This mechanism of corrosion protection enables NTIC’s customers to easily package metal objects for rust-free shipment or long-term storage. Furthermore, by eliminating costly greasing and degreasing processes and/or significantly reducing the use of oils to inhibit corrosion, NTIC’s Zerust® technology provides its customers significant savings in labor, material and capital expenditures for equipment to apply, remove and dispose of oil and grease, as well as the attendant environmental problems, as compared to traditional methods of corrosion prevention.

NTIC developed the first means of combining corrosion inhibiting chemical systems with polyethylene and polypropylene resins. Combining Zerust® chemical systems with polyethylene and polypropylene resins permitted NTIC to introduce to industry a line of packaging products in the form of low and high density polyethylene bags and shroud film, stretch, shrink, skin and bubble cushioning film, woven scrim, foam sheeting, profile and corrugated board, thermoformed dunnage trays and bins, injection and blow molded products and flat netting, thereby giving packaging engineers an opportunity to ship and store ferrous, nonferrous and mixed multi-metal products in a clean, dry and corrosion-free condition, with an attendant overall savings in total packaging cost. Products also include a line of several diffusers, such as Zerust® Vapor Capsules, Zerust ICT™ Plastabs® and Cor-Tabs®, which protect metal surfaces within the distance of a certain specified “radius of protection.” This industrial product line has since been expanded to also include items such as Zerust® gun cases and car covers targeted at retail consumers. NTIC has also developed proprietary corrosion inhibitors for use in the mitigation of corrosion in capital assets used in the petrochemical and related industries.

NTIC has also developed additives in liquid form to imbue corrugated cardboard, solid fiber and chipboard packaging materials with corrosion protection properties. Additionally, NTIC provides a line of metal surface treatment liquids, which are oil, water and bio-solvent based, marketed under the AXXA™ brand name.

Bio-Based Chemical Additives. NTIC’s React-NTI, LLC joint venture revenues for fiscal 2007 were primarily derived from the sales of MR-101 and MR-102 anti-abrasion ink additives to one customer. The ink industry uses these additives to ensure ink does not “rub off” the pages of magazines and books. As described in more detail under the heading “Part II. Item 6. Management’s Discussion and Analysis or Plan of Operation—Recent Development,” during fourth quarter of fiscal 2007, this customer notified React that it would place future orders for React’s remaining inventory of ink additives, but that after such inventory was purchased, the customer would not place any future orders. NTIC anticipates that the loss of this customer will have a material adverse impact on NTIC’s consolidated net sales beginning in first quarter of fiscal 2008. However, since the margins on React’s sales of the ink additives to this customer were extremely small, NTIC does not expect that the anticipated decrease in net sales by React will have a material adverse effect on NTIC’s consolidated net income.

React-NTI’s renewable resource-based industrial chemical additive sales in fiscal 2007 also came from a patented sintered metal mold release agent sold under the brand name SERAVAT™. SERAVAT™ significantly increases the “green strength” of powder metal parts as they are ejected from their molds. The increase in green strength leads to much higher process yields for the user, especially in stainless steel applications, thereby significantly lowering their production costs.

React-NTI’s renewable resource-based personal care chemical additive sales in fiscal 2007 included Farona™ line of patented micronized cotton and corn powders. End user applications for these additives included deodorants, pressed powder products and loose powder products. Sales also were derived from patented EnviroPure™ emollient gels that consist of a soy and canola base petrolatum replacement, as well as EnviroSolve™ soy and canola base solvents that were used, among other applications, as a successful acetone replacement.

Electronic Measuring Instruments. NTIC’s Mütec GmbH joint venture develops, manufactures and sells proprietary electronics components including signal converters, Input-Output interfaces, bulk goods property measurement instruments, and process sensor technologies.

Emerging Businesses

NTIC is also in the process of expanding its technologies into other applications and businesses. NTIC is undertaking these new businesses either directly or through joint ventures.

Bio-Plastics. NTIC is beginning to manufacture and sell a broad range of bio-based and biodegradable (compostable) polymer resin compounds and products under the Natur-Tec™ brand. In recent years, a combination of market drivers such as higher petroleum prices, a desire to reduce dependence on foreign oil, increased environmental awareness at the consumer level, and favorable regulations banning the use of regular plastics, have led to widespread interest in sustainable, renewable resource based and compostable alternatives to traditional plastics. The term “bio-plastics” encompasses a broad category of plastics that are either bio-based (i.e. derived from renewable resources such as corn or cellulosic/plant material or blends thereof) or are plastics that are engineered to be fully biodegradable/compostable.

Natur-Tec™ polymer resins are produced using NTIC’s proprietary and patent pending ReX Process. In this process, biodegradable polymers, natural polymers made from renewable resources, and organic and inorganic materials are reactively blended in the presence of proprietary compatibilizers and polymer modifiers to produce bio-based/biodegradable polymer resin formulations that exhibit unique and stable morphology. Natur-Tec™ polymer resins are engineered for high performance, ease of processing and reduced cost, and can be easily processed by converters using conventional manufacturing processes and equipment. Natur-Tec™ resins are available in several grades tailored for a variety of applications such as blown-film extrusion, extrusion coating, injection molding and more. Natur-Tec™ biodegradable and compostable polymer resins and all products made thereof meet all requirements of international standards for compostable plastics such as ASTM D6400 (U.S.) and EN 13432 (Europe), and are certified as 100% compostable by the Biodegradable Products Institute in the U.S. The finished products include totally biodegradable compost and trash bags, agricultural film and other single-use disposable products such as compostable cutlery, food and consumer goods packaging. In addition, NTIC is developing a line of renewable resource based resin compounds for durable engineering plastics applications such as automotive and industrial plastics.

Plastics to Fuel Oil Conversion Technology. NTIC, through Polymer Energy LLC, a joint venture in which NTIC has a 62.5% interest has a license to market and develop a patented system to convert waste plastic material into fuel oil. The increasing use of disposable plastic packaging has led to ever increasing generation of waste plastic. Traditional methods of waste plastic disposal such as landfill disposal or incineration have limitations due to environmental and regulatory concerns. The Polymer Energy™ system offers a viable, economical and environmentally responsible alternative to traditional methods of disposal of plastic waste. The Polymer Energy™ system uses catalytic pyrolysis to efficiently convert waste plastics (primarily polyolefins) into fuel oil. The system, developed in Europe, has won several industry awards, including the 2006 European Environmental Press Award for innovative waste management solutions. Polymer Energy LLC plans to sell its first unit in fiscal 2008 and intends to ramp up its manufacturing and service infrastructure to capitalize on global market opportunities it believes exists for the Polymer Energy™ solution. Polymer Energy LLC does not currently intend to market and sell its Polymer Energy™ solution in the United States due to extensive U.S. governmental regulation.

Oil and Gas Technology. NTIC has also developed proprietary corrosion inhibiting technologies for use in the mitigation of corrosion in capital assets used in the process chemical industry and is initially targeting the sale of these new Zerust® products to the oil and gas industry sector. NTIC has concluded successful trials of its solutions with a large oil company and is pursuing opportunities to market its technology to other potential customers in the oil and gas industry across several countries through its joint venture partners and other strategic partners. NTIC believes the sale of its new Zerust® products to customers in the oil and gas industry will involve a long sales cycle, likely including a one- to two-year trial period with each customer and a slow integration process thereafter. NTIC has been granted several patents in this area and has several other patents pending covering these new technologies. NTIC has also expanded the core research and development team responsible for the development and testing of solutions for this market segment. In furtherance of NTIC’s efforts to expand in the oil and gas industry, during fiscal 2007, NTIC invested in a joint venture to develop operations in the United Arab Emirates in the oil and gas industry.

Manufacturing

NTIC produces its proprietary Zerust® additives and products at its facility in Circle Pines, Minnesota. NTIC’s other products are produced according to NTIC’s specifications by selected contractors and Company joint ventures under a trade secrecy agreement and/or a license agreement.

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

Competition

While NTIC is unaware of any third parties in which NTIC competes on a worldwide basis with respect to its corrosion prevention products, NTIC does compete with several third parties on a regional basis. NTIC evaluates competing products on an ongoing basis. Some of NTIC’s competitors are established companies that may have financial, marketing and other resources substantially greater than those of NTIC. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the promotion and sale of their products than NTIC can. NTIC believes its principal competitive factors with respect to its corrosion prevention products are pricing, product innovation, quality and reliability, product support and customer service and reputation. Most of NTIC’s competitors have attempted to commoditize NTIC’s corrosion prevention packaging products thereby pressuring NTIC to compete at least in part on the basis of price. Some of these companies may have achieved significant market acceptance of their competing products and brand recognition. NTIC, however, believes it has a competitive advantage over most of its competitors as a result of NTIC’s technical innovation and its value added service. NTIC attempts to provide its customers with the highest level of technical service and applications engineering in addition to the Zerust® rust and corrosion inhibiting packaging.

With respect to NTIC’s anti-abrasion ink additive products, NTIC’s primary competitor has become its former manufacturer, Shamrock Technologies, Inc. As described in more detail under the heading “Item 3. Legal Proceedings,” NTIC is currently involved in litigation with Shamrock.

With respect to NTIC’s bio-plastics products, NTIC competes with several established companies that have been producing and selling such products for a significantly longer time period, have significant sales and much more substantial financial and other resources than NTIC. In addition to performance, NTIC competes on the basis of price and therefore NTIC’s margins on its bio-plastics products are much smaller than its margins on its Zerust® products. NTIC also competes on the basis of supply for the resins used to manufacture NTIC’s bio-plastics products since there are a limited number of suppliers of such resins and limited capacity of production.

With respect to NTIC’s plastics to fuel oil conversion technology, although NTIC is not currently aware of a large number of competitors, such competitors could quickly develop and a few have recently emerged from Asia.

With respect to NTIC’s corrosion prevention technology for use in the oil and gas industry, NTIC is not currently aware of competitors with the same or similar technology.

Customers

A customer of NTIC’s React-NTI, LLC joint venture accounted for, in the aggregate, approximately 28.0% and 26.6% of NTIC’s consolidated net sales for the fiscal years ended August 31, 2007 and 2006 respectively, and $132,999 and $207,630 of NTIC’s receivables at August 31, 2007 and 2006, respectively. As described in more detail under the heading “Part II. Item 6. Management’s Discussion and Analysis or Plan of Operation—Recent Development,” during the fourth quarter of fiscal 2007, this customer notified React that it would place future orders for React’s remaining inventory of ink additives, but that after such inventory was purchased, the customer would not place any future orders. NTIC anticipates that the loss of this customer will have a material adverse impact on NTIC’s consolidated net sales beginning in first quarter of fiscal 2008. However, since the margins on React’s sales of the ink additives to this customer were extremely small, NTIC does not expect that the anticipated decrease in net sales by React will have a material adverse effect on NTIC’s consolidated net income.

Research and Development

NTIC’s research and development activities are directed at improving existing products, developing new products and improving quality assurance through improved testing of NTIC’s products. NTIC’s joint venture in Germany, Excor, has established a wholly owned subsidiary, Excor Korrosionsforschung GmbH, to conduct research into new fields of corrosion inhibiting packaging and the applications engineering of such products in conjunction with NTIC’s domestic research and development operation. NTIC’s internal research and development activities are conducted at its facilities located in Circle Pines, Minnesota; Beachwood, Ohio; Dresden, Germany; Chennai, India and various international locations under the direction of internationally known scientists and research institutes under exclusive contract to NTIC with respect to the subject of their respective research efforts. NTIC’s research and development activities in Minnesota, Ohio, Germany and India, along with NTIC’s research and development efforts conducted with the expert consulting support of Dr. Ramani Narayan and former support of Dr. Sunggyu Lee, frequently result in the development of intellectual property rights for NTIC. NTIC spent $2,575,325 in fiscal 2007 and $2,043,611 in fiscal 2006 in connection with its research and development activities. NTIC anticipates that it will spend between $2,800,000 and $3,200,000 in fiscal 2008 on research and development activities. These fees are accounted for in the “Expenses incurred in support of corporate joint ventures” section of NTIC’s consolidated statements of income.

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

In 1979, NTIC developed and patented the first polyolefin (plastic) based industrial corrosion inhibiting packing material in the world. The U.S. patent granted under this patent application became the most important intellectual property right in NTIC’s history. This patent expired in 2000. NTIC has since filed for twelve letters patents in the U.S. covering various corrosion inhibiting technologies, systems and applications since the expiration of the initial patent. NTIC owns several patents in these areas. These patents as well as patent applications have been extended to the countries of strategic relevance to NTIC including, but not limited to, the Patent Cooperation Treaty. In addition, NTIC’s joint venture in Germany, EXCOR GmbH, owns several patents in the area covering various corrosion inhibiting technologies and also applied for new patent applications for proprietary new corrosion inhibiting technologies, to which NTIC and its other joint ventures worldwide have rights. NTIC is also seeking additional patent protection covering various host materials into which its corrosion inhibiting additives and other protective features can be incorporated, proprietary new process technologies, and chemical formulations outside the area of corrosion protection. NTIC owns several patents outside the area of corrosion protection both in the U.S. and in countries of strategic relevance to NTIC including, but not limited to, the Patent Cooperation Treaty.

In addition to seeking patent protection, NTIC maintains an extensive portfolio of trademarks in all countries where NTIC has joint venture presence. NTIC continuously pursues new trademark applications of strategic interest worldwide. NTIC owns the following U.S. registered trademarks: NTI®, NTI & Globe Design, ZERUST®, EXCOR®, COR TAB®, PLASTABS®, MATCH-TECH®, COR/SCI®, NIC®. NTIC also has a registered trademark on the use of the Color Yellow with respect to corrosion inhibiting packaging. In addition, NTIC has applied for the following new trademarks in the U.S.: NATUR-TEC™, NATUR-TEC & Design™, Polymer Energy™, Polymer Energy Logo™, ICT™, Z-CIS™. Furthermore, NTI®, ZERUST®, The ZERUST People®, EXCOR®, the Color Yellow®, NTI ASEAN®, MATCH-TECH®, COR/SCI®, Polymer Energy® and Polymer Energy Logo® as well as other marks have been registered in the European Union with several new applications pending.

NTIC requires its employees, consultants and advisors having access to its confidential information, including trade secrets, to execute confidentiality agreements upon commencement of their employment or consulting relationships with NTIC. These agreements generally provide that all confidential information NTIC develops or makes known to the individual during the course of the individual’s employment or consulting relationship with NTIC must be kept confidential by the individual and not disclosed to any third parties. NTIC also requires all of its employees and consultants who perform research and development for NTIC to execute agreements that generally provide that all inventions developed by these individuals during their employment by or service arrangement with NTIC will fall under NTIC’s proprietary intellectual property rights.

Backlog

NTIC had order backlog of $445,000 as of August 31, 2007 compared to $321,000 as of August 31, 2006. These are orders that are held by NTIC pending release instructions from the customers to be used in just-in-time production. Customers generally place orders on an “as needed” basis and expect delivery within a relatively short period of time.

Availability of Raw Materials

NTIC does not carry excess quantities of raw materials or purchased parts because of widespread availability for such materials and parts from various suppliers.

Employees

As of August 31, 2007, NTIC had 48 full-time employees located in the United States, consisting of 14 in administration, 13 in sales and marketing, 14 in research and development and lab, six in production and one responsible for international coordination. There are no unions representing NTIC’s employees and NTIC believes that its relations with employees are good.

Forward-Looking Statements

This report contains or incorporates by reference not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by those sections. In addition, NTIC or others on its behalf may make forward-looking statements from time to time in oral presentations, including telephone conferences and/or web casts open to the public, in press releases or reports, on NTIC’s Internet web sites or otherwise. All statements other than statements of historical facts included in this report that address activities, events or developments that NTIC expects, believes or anticipates will or may occur in the future are forward-looking statements including, in particular, the statements about NTIC’s plans, objectives, strategies and prospects regarding, among other things, its financial condition, results of operations and business. NTIC has identified some of these forward-looking statements with words like “believe,” “may,” “could,” “might,” “forecast,” “possible,” “potential,” “project,” “will,” “should,” “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate,” “approximate” or “continue” and other words and terms of similar meaning. These forward-looking statements may be contained in the notes to NTIC’s consolidated financial statements and elsewhere in this report, including under the heading “Part II. Item 6. Management’s Discussion and Analysis or Plan of Operation.”

NTIC wishes to caution readers not to place undue reliance on any forward-looking statement that speaks only as of the date made and to recognize that forward-looking statements are predictions of future results, which may not occur as anticipated. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described under the heading “Risk Factors” below, as well as others that NTIC may consider immaterial or does not anticipate at this time. Although NTIC believes that the expectations reflected in its forward-looking statements are reasonable, NTIC does not know whether its expectations will prove correct. NTIC’s expectations reflected in its forward-looking statements can be affected by inaccurate assumptions NTIC might make or by known or unknown risks and uncertainties, including those described below under the heading “Risk Factors.” The risks and uncertainties described under the heading “Risk Factors” below are not exclusive and further information concerning NTIC and its business, including factors that potentially could materially affect its financial results or condition, may emerge from time to time. NTIC assumes no obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. NTIC advises you, however, to consult any further disclosures it may make on related subjects in its Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB and Current Reports on Form 8-K that NTIC files with or furnishes to the Securities and Exchange Commission.

Risk Factors

The following are the most significant factors known to NTIC that could materially adversely affect its business, financial condition or operating results.

Approximately 28.0% of NTIC’s consolidated net sales for the fiscal year ended August 31, 2007 were dependent upon a single customer, which has indicated a desire not to purchase any future products from NTIC or its subsidiaries. As a result, NTIC’s consolidated net sales for the fiscal year ending August 31, 2008 and thereafter will be materially harmed.

A customer of NTIC’s React-NTI, LLC joint venture accounted for, in the aggregate, approximately 28.0% and 26.6% of NTIC’s consolidated net sales for the fiscal year ended August 31, 2007. As described in more detail under the heading “Part II. Item 6. Management’s Discussion and Analysis or Plan of Operation—Recent Development,” during fourth quarter of fiscal 2007, this customer notified React that it would place future orders for React’s remaining inventory of ink additives, but that after such inventory was purchased, the customer would not place any future orders. NTIC anticipates that the loss of this customer will have a material adverse impact on NTIC’s consolidated net sales beginning in first quarter of fiscal 2008 and thereafter. However, since the margins on React’s sales of the ink additives to this customer were extremely small, NTIC does not expect that the anticipated decrease in net sales by React will have a material adverse effect on NTIC’s consolidated net income. No assurance can be provided, however, that the loss of this customer will not have a material adverse effect on NTIC’s consolidated net income.

The automotive industry in the United States has experienced contraction in recent years thus resulting in decreased demand for NTIC’s Zerust® products in the United States, which has adversely affected and may continue to adversely affect NTIC’s results of operations.

In fiscal 2007, over 70% of NTIC’s consolidated net sales were derived from the sales of Zerust® rust and corrosion inhibiting packaging products and services. Most of these products and services were sold to customers in the automotive industry and to a lesser extent to customers in the electronics, electrical, mechanical, military and retail consumer markets. Net sales of NTIC’s Zerust® products decreased 0.5% to $12,044,241 during fiscal 2007 compared to fiscal 2006 primarily as a result of decreased demand for such products from customers in the automotive industry in the United States. The automotive industry in the United States has experienced contraction in recent years and is not expected to improve in the foreseeable future, which may result in a continued adverse effect on NTIC’s results of operations. While NTIC intends to increase marketing efforts of its Zerust® products and services to customers in other target industries, no assurance can be provided that NTIC will be successful in doing so or will recognize increased sales from such new target markets.

NTIC intends to invest additional research and development and marketing efforts and resources to expand its existing product lines and the distribution of its products into new target markets, such as the oil and gas industry. No assurance can be provided, however, that NTIC’s investments in such new products and markets will be successful and result in additional revenue.

In an effort to increase net sales, NTIC is expanding its corrosion solution products into new markets, such as the oil and gas industry, and expanding its product lines to include other products, such as biodegradable and compostable plastics, plastic recycling technology and corrosion solutions in the oil and gas industry. During fiscal 2008, NTIC expects to invest additional research and development and marketing efforts and resources into these new product lines and markets. NTIC anticipates additional revenue from these new technologies beginning in fiscal year ending August 31, 2008; however, no assurance can be provided that such new businesses will be successful or that NTIC will be successful in obtaining such additional revenue.

NTIC’s emerging new businesses are risky and may not prove to be successful, which could harm NTIC’s operating results and financial condition.

NTIC is in the process of expanding its technologies into other applications and businesses. NTIC is undertaking these new businesses either directly or through joint ventures. Such new businesses are risky and subject to all of the risks inherent in the establishment of a new business enterprise, including:

  the absence of an operating history;

  the lack of commercialized products;

  insufficient capital and other resources;

  expected substantial and continual losses for such businesses for the foreseeable future;

  the lack of manufacturing experience and limited marketing experience;

  an expected reliance on third parties for the commercialization of some of the proposed products;

  a competitive environment characterized by numerous, well-established and well-capitalized competitors; and

  reliance on key personnel.

Over 20% of NTIC’s consolidated net sales, including corporate joint venture sales, are generated outside of the U.S. and NTIC intends to continue to expand its international operations. NTIC’s international operations require management attention and financial resources and expose NTIC to difficulties and risks presented by international economic, political, legal, accounting and business factors.

NTIC offers direct on-site technical support on rust and corrosion issues in over 50 countries, and operates a marketing, distribution, and technical network through joint ventures in North America, South America, Europe, Asia and the Middle East. NTIC’s consolidated net sales, including the corporate joint venture sales, outside the United States were 20.8% and 20.3% of its total consolidated net sales for fiscal 2007 and 2006, respectively. One of NTIC’s strategic objectives is to expand its international operations. NTIC has recently entered into joint ventures in Indonesia, the Ukraine, Thailand and the United Arab Emirates. The expansion of NTIC’s existing international operations and entry into additional international markets requires management attention and financial resources. Many of the countries in which NTIC sells its products directly or indirectly through its corporate joint ventures, are, to some degree, subject to political, economic and/or social instability. NTIC’s international operations expose NTIC and its joint venture partners, representatives, agents and distributors to risks inherent in operating in foreign jurisdictions. These risks include:

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

  pricing pressure that NTIC or its corporate joint ventures may experience internationally;

  laws and business practices favoring local companies;

  currency exchange rate fluctuations;

  longer payment cycles and difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;

  difficulties in enforcing or defending intellectual property rights; and

  multiple, changing and often inconsistent enforcement of laws and regulations.

NTIC cannot assure you that one or more of the factors listed above will not harm its business. Any material decrease in NTIC’s international sales could adversely affect NTIC’s operating results.

NTIC’s liquidity and financial position rely on dividend distributions from its corporate joint ventures, which if such dividends cease or are reduced could adversely affect NTIC’s liquidity and financial position.

NTIC’s liquidity and financial position rely on dividend distributions from its corporate joint ventures. During fiscal 2007, NTIC received approximately $1,643,000 in dividends received from its corporate joint ventures. Because NTIC typically owns only 50% or less of its joint venture entities, NTIC does not control the decisions of these entities regarding whether to pay dividends and how much in dividends should be paid in any given year. Thus, NTIC cannot guarantee that any of its joint ventures will pay dividends in any given year. The failure of NTIC’s joint ventures to declare dividends in amounts typically expected by NTIC could adversely affect NTIC’s liquidity and financial position.

Fluctuations in foreign currency exchange rates could result in declines in NTIC’s reported consolidated net sales and net income.

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

NTIC’s compliance with U.S. generally accepted accounting principles and any changes in such principles might adversely affect NTIC’s operating results and financial condition. Any requirement to consolidate NTIC’s corporate joint ventures or subject them to compliance with the internal control provisions of the Sarbanes-Oxley Act of 2002 could adversely affect NTIC’s operating results and financial condition.

NTIC adopted accounting policy FASB Interpretation No. 46R (FIN 46R), “Consolidation of Variable Interest Entities, a revision of FIN 46” effective as of February 28, 2005. As a result of FIN 46R, NTIC consolidated React-NTI LLC, one of its corporate joint ventures that is 75% owned by NTIC. If the interpretation of FIN 46R were to change and NTIC were required to fully consolidate the remaining 28 of its corporate joint ventures or if NTIC’s corporate joint ventures otherwise would be required to be in compliance with the internal control provisions of the Sarbanes-Oxley Act of 2002, NTIC would incur significant additional costs. NTIC estimates that the costs for each of its corporate joint ventures to become Sarbanes-Oxley compliant would range between $150,000 to $500,000 and that annual maintenance expenses would range from $50,000 to $100,000 per year per corporate joint venture thereafter. In addition, other accounting pronouncements issued in the future could have a material cost associated with NTIC’s implementation of such new accounting pronouncements.

One of NTIC’s principal stockholders beneficially owns 24.9 % of NTIC’s outstanding common stock and is affiliated with NTIC’s President and Chief Executive Officer and thus may be able influence matters requiring stockholder approval, including the election of directors, and could discourage or otherwise impede a transaction in which a third party wishes to purchase NTIC’s outstanding shares at a premium.

As of November 16, 2007, Inter Alia Holding Company beneficially owned approximately 24.9%of NTIC’s outstanding common stock. Inter Alia is an entity owned by, among others, G. Patrick Lynch, NTIC’s President and Chief Executive Officer and a director, and Philip M. Lynch, NTIC’s former Chairman of the Board and Chief Executive Officer and current Chairman Emeritus. G. Patrick Lynch is the son of Philip M. Lynch. Messrs. G.P. Lynch and P.M. Lynch share voting and dispositive power of shares of NTIC’s common stock held by Inter Alia Holding Company. As a result of his share ownership through Inter Alia and his position as President and Chief Executive Officer and a director of NTIC, Mr. G.P. Lynch may be able to influence the affairs and actions of NTIC, including matters requiring stockholder approval, such as the election of directors and approval of significant corporate transactions. The interests of Messrs. G.P. Lynch and Inter Alia may differ from the interests of NTIC’s other stockholders. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of NTIC, could deprive NTIC’s stockholders of an opportunity to receive a premium for their common stock as part of a sale or merger of NTIC and may negatively affect the market price of NTIC’s common stock. Transactions that could be affected by this concentration of ownership include proxy contests, tender offers, mergers or other purchases of common stock that could give stockholders the opportunity to realize a premium over the then-prevailing market price for shares of NTIC’s common stock.

NTIC is currently involved in litigation over its trademark on the use of the color Yellow in corrosion inhibiting packaging, the loss of which could adversely affect NTIC’s business.

One of NTIC’s important trademarks for its business is the trademark for the color Yellow. NTIC is currently involved in litigation against a competitor over this trademark. NTIC has also in the past successfully prosecuted infringement claims against other competitors and third parties for their use of the color Yellow. If NTIC were to lose this current or any future litigation over its trademark for the color Yellow, NTIC could be in a more difficult position to enforce its rights to this trademark in other countries and against other third parties. NTIC believes that the loss of its trademark for the color Yellow could have an adverse effect on NTIC’s business.

NTIC’s business, properties and products are subject to governmental regulation and taxes with which compliance may require NTIC to incur expenses or modify its products or operations and may expose NTIC to penalties for non-compliance. Governmental regulation may also adversely affect the demand for some of NTIC’s products and NTIC’s operating results.

NTIC’s business, properties and products are subject to a wide variety of international, federal, state and local laws, rules, taxes and regulations relating to the protection of the environment, natural resources, and worker health and safety and the use, management, storage, and disposal of hazardous substances, wastes and other regulated materials. These laws, rules and regulations may affect the way NTIC conducts its operations, and the failure to comply with these regulations could lead to fines and other penalties. Because NTIC owns and operates real property, various environmental laws also may impose liability on NTIC for the costs of cleaning up and responding to hazardous substances that may have been released on NTIC’s property, including releases unknown to NTIC. These environmental laws and regulations also could require NTIC to pay for environmental remediation and response costs at third-party locations where NTIC disposed of or recycled hazardous substances. NTIC’s future costs of complying with the various environmental requirements, as they now exist or may be altered in the future, could adversely affect NTIC’s financial condition and operating results. NTIC is also subject to other international, federal and state laws, rules and regulations, the future non-compliance of which may harm NTIC’s business or may adversely affect the demand for some of its products. Changes in laws and regulations, including changes in accounting standards and taxation changes, including tax rate changes, new tax laws, revised tax law interpretations, also may adversely affect NTIC’s operating results.

NTIC intends to grow its business through additional joint ventures, alliances and acquisitions, which could be risky and harm its business.

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

  diversion of management’s attention;

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

  reallocation of amounts of capital from other operating initiatives and/or an increase in NTIC’s leverage and debt service requirements to pay the acquisition purchase prices, which could in turn restrict NTIC’s ability to access additional capital when needed or to pursue other important elements of NTIC’s business strategy;

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

NTIC’s success is dependent upon the efforts of a small management team and staff. NTIC’s future success will also depend in large part on its ability to retain these individuals and identify, attract and retain other highly qualified managerial, technical, sales and marketing and customer service personnel. Competition for these individuals is intense, especially in the markets in which NTIC operates. NTIC may not succeed in identifying, attracting and retaining these personnel. The current management, other than the President and Chief Executive Officer, do not have any material stock ownership in NTIC or any contractual obligation to maintain their employment with us. The loss or interruption of services of any of NTIC’s key personnel, the inability to identify, attract or retain qualified personnel in the future, delays in hiring qualified personnel, or any employee slowdowns, strikes or similar actions could make it difficult for NTIC to manage its business and meet key objectives, which could harm NTIC’s business, financial condition and operating results.

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

NTIC holds patents relating to various aspects of its products and believes that proprietary technical know-how is critical to many of its products. Proprietary rights relating to NTIC’s products are protected from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents or are maintained in confidence as trade secrets. NTIC cannot be certain that it will be issued any patents from any pending or future patent applications owned by or licensed to NTIC or that the claims allowed under any issued patents will be sufficiently broad to protect its technology. In the absence of patent protection, NTIC may be vulnerable to competitors who attempt to copy NTIC’s products or gain access to its trade secrets and know-how. NTIC’s competitors may initiate litigation to challenge the validity of NTIC’s patents, or they may use their resources to design comparable products that do not infringe NTIC’s patents. NTIC may incur substantial costs if its competitors initiate litigation to challenge the validity of its patents or if it initiates any proceedings to protect its proprietary rights and if the outcome of any such litigation is unfavorable to NTIC, its business and operating results could be materially adversely affected.

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

NTIC faces intense competition in almost all of its product lines, including from competitors that have substantially greater resources than NTIC does. NTIC cannot assure you it will be able to compete effectively, which would harm its business and operating results.

NTIC’s products are sold in highly competitive markets throughout the world. The principal competitive factors in NTIC’s markets are pricing, product innovation, quality and reliability, product support and customer service and reputation. NTIC often competes with numerous manufacturers, many of who have substantially greater financial, marketing, and other resources than NTIC does. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the promotion and sale of their products than NTIC can. In addition, competition could increase if new companies enter the market or if existing competitors expand their product lines or intensify efforts within existing product lines. NTIC’s current products, products under development and its ability to develop new and improved products may be insufficient to enable NTIC to compete effectively with its competitors. NTIC cannot assure you that it will be able to compete effectively, which would harm its business and operating results.

NTIC is currently involved in several litigation matters and an audit matter with the U.S. Internal Revenue Service, which are costly to defend and the resolution of which could have a material adverse effect on NTIC’s operating results and financial position.

NTIC is party to several litigation matters and an audit matter with the U.S. Internal Revenue Service as described in more detail under the heading “—Item 3. Legal Proceedings.” Such litigation and audit matter are costly and may adversely affect NTIC’s operating results and financial condition. In addition, the resolution of such matters may also have a material adverse effect on NTIC’s operating results and financial condition.

NTIC is exposed to risks relating to its evaluation of its internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related and other recent regulations implemented by the SEC and The American Stock Exchange, are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. NTIC will be evaluating its internal controls systems to allow management to report on, and its independent registered public accounting firm to attest to, NTIC’s internal control over financial reporting. NTIC will be performing the system and process evaluation and testing (and any necessary remediation) required to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. NTIC cannot be certain as to the timing of completion of its evaluation, testing and remediation actions or the impact of the same on its operations since there is presently no precedent available by which to measure compliance adequacy. If NTIC is not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, NTIC may be subject to sanctions or investigation by regulatory authorities, including the SEC or The American Stock Exchange. This type of action could adversely affect NTIC’s financial results or investors’ confidence in NTIC, and could cause NTIC’s stock price to decline. In addition, the controls and procedures that NTIC may implement may not comply with all of the relevant rules and regulations of the SEC and The American Stock Exchange. If NTIC fails to develop and maintain effective controls and procedures, it may be unable to provide the required financial information in a timely and reliable manner. In addition, NTIC’s efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding its assessment of its internal control over financial reporting and its independent registered public accounting firm’s report on that assessment will require the commitment of significant financial and managerial resources.

Item 2. DESCRIPTION OF PROPERTY.

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

Prior to September 6, 2006, NTIC’s principal executive offices, production facilities and domestic research and development operations were located at 6680 North Highway 49, Lino Lakes, Minnesota 55014. NTIC sold the real property and building in which NTIC’s former Lino Lakes corporate headquarters was located for a purchase price of $870,000 on September 8, 2006. The net book value of the building held for sale was $95,334 and the closing costs and fees associated with the sale of the property was $48,371. The gain on sale of the property was $726,295 and is reflected in NTIC’s fiscal 2007 financial results.

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

Item 3. LEGAL PROCEEDINGS.

In April 2007, REACT-NTI, LLC (“React LLC”), a company that is 75% owned by NTIC, was served with a summons and complaint that was filed by Shamrock Technologies, Inc. in state court in New York. This case has been removed to the Federal District Court for the Southern District of New York. The lawsuit seeks payment from React LLC of commissions in the approximate amount of $314,500 owed by React LLC under a license agreement between React LLC and Shamrock. The complaint alleges breach of the license agreement by React LLC and seeks damages in an unspecified amount for such breach as well as damages of approximately $300,000 for the alleged failure of React LLC to purchase from Shamrock certain inventory manufactured for sale to a customer. React LLC acknowledges that React has not made payment for product in the approximate amount of $300,000 to Shamrock as the invoice for this was only received after Shamrock had already filed its complaint, but denies all of the claims of breach of the license agreement by it and believes that damages caused by Shamrock's breach of the License Agreement and tortious conduct exceed any amounts owing to Shamrock. React LLC formally responded to the complaint after removal by moving to dismiss or stay because of Shamrock's failure to comply with alternative dispute resolution procedures contained in the license agreement. By court order, the matter is presently stayed, and the parties will attempt mediation. If the mediation is unsuccessful, React LLC will both defend against Shamrock's allegations and pursue counterclaims against Shamrock for breach of the license agreement and for tortious interference. Because this matter is in the early stage, NTIC cannot estimate the possible loss or range of loss, if any, associated with its resolution. However, there can be no assurance that the ultimate resolution of the matter will not result in a material adverse effect on NTIC’s business, financial condition or results of operations.

In February 2007, NTIC was named as a defendant in a lawsuit brought by Evelyna Cantwell and Jack Cantwell, individually, and also doing business as the principals of Byrd-Walsh International, LLC, in United States Federal District Court for the Southern District of Florida against NTIC and its former Chairman of the Board and Chief Executive Officer and current Chairman Emeritus, Philip M. Lynch. The lawsuit alleges causes of action for breach of contract, breach of implied contract, quasi contract, promissory estoppel, equitable estoppel, negligence, wrongful conversion, fraud, constructive fraud, misappropriation and violation of the Uniform Trade Secrets Act. The suit seeks unspecified injunctive relief as well as compensatory and punitive damages in an unspecified amount which, based on the allegations of the complaint, may be claimed by plaintiffs to be in an amount in excess of $45 million. Based on the allegations in the complaint and NTIC’s understanding of relevant facts and circumstances, NTIC believes that the claims made by the Cantwells and Byrd-Walsh in this lawsuit are without merit and NTIC intends to vigorously defend against them. Because this matter is in the early stage, NTIC cannot estimate the possible loss or range of loss, if any, associated with its resolution. The amounts claimed in this lawsuit are substantial, however, and, there can be no assurance that the ultimate resolution of the matter will not result in a material adverse effect on NTIC’s business, financial condition or results of operations.

NTIC is involved in a legal action in Finland whereby NTIC sued a Finnish company for trademark infringement. NTIC won the initial case, but has subsequently lost on appeal. NTIC is currently appealing the latest court decision. The outcome of the appeal is unknown and any potential loss cannot be estimated at this time; however, the potential judgment or settlement resulting from the case could have a material impact on the financial position or results of operations of NTIC. NTIC has obtained a $600,000 stand-by letter of credit to potentially fund NTIC’s obligations related to the courts in Finland against the defendant’s products that were seized as contraband pending the outcome of the lawsuit. Advances made under the demand letter of credit will be made at the sole discretion of National City Bank and will be due and payable on demand. Any outstanding unpaid principal balance under the demand letter of credit bears interest at an annual rate based on LIBOR plus 2.25%. Interest is payable in arrears beginning on January 15, 2007 and on the 15th day of each month thereafter and on demand. Because NTIC believes that it has valid legal grounds for appeal, it has determined that a loss is not probable at this time as defined by SFAS 5, “Accounting for Contingencies.” However, there can be no assurance that the ultimate resolution of the matter will not result in a material adverse effect on NTIC’s business, financial condition or results of operations.

In June 2007, the U.S. Internal Revenue Service concluded its audit of NTIC’s U.S. federal income tax returns for fiscal 2004 and 2005. As a result of such audit, NTIC paid the IRS approximately $25,000 in additional payroll taxes. NTIC also agreed in principle with the IRS to adjustments that will result in the additional payment of approximately $60,000 in income tax and interest. As a result of the audit, the IRS has also taken the position that NTIC failed to withhold approximately $505,000 of payroll taxes and individual income taxes on travel and other expense reimbursements made to Philip M. Lynch, NTIC’s former Chairman of the Board and Chief Executive Officer and current Chairman Emeritus, and commissions payments made to Inter Alia Holding Co. under that certain former Manufacturer’s Representative Agreement dated as of October 1, 1976 and as subsequently amended thereafter between NTIC and Inter Alia, which agreement has since been terminated. Inter Alia beneficially owns approximately 24.9% of NTIC’s outstanding common stock, and Philip M. Lynch, NTIC’s former Chairman of the Board and Chief Executive Officer and current Chairman Emeritus, and G. Patrick Lynch, NTIC’s current President and Chief Executive Officer, are shareholders of Inter Alia. NTIC disagrees with the IRS’ position on withholding and is in the process of appealing the matter. Because NTIC believes that it has valid legal grounds for appeal, it has determined that a loss is not probable at this time as defined by SFAS 5, “Accounting for Contingencies.” However, there can be no assurance that the ultimate resolution of the matter will not result in a material adverse effect on NTIC’s business, financial condition or results of operations.

NTIC is involved in various other legal actions arising in the normal course of business. Management is of the opinion that any judgment or settlement resulting from these pending or threatened actions would not have a material adverse effect on NTIC’s financial position or consolidated results of operations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of NTIC’s security holders during the fourth quarter of the fiscal year covered by this report.

Item 4A. EXECUTIVE OFFICERS OF REGISTRANT.

The executive officers of NTIC, their ages and the offices held, as of November 16, 2007, are as follows:

Name	Age	Position with NTIC
G. Patrick Lynch	40	President and Chief Executive Officer

Dr. Donald A. Kubik	67	Vice Chairman of the Board and Chief Technology Officer

Matthew C. Wolsfeld	33	Chief Financial Officer and Corporate Secretary

Mr. G. Patrick Lynch, an employee of NTIC since 1995, has been President since July 2005 and Chief Executive Officer since January 2006 and was appointed a director of NTIC in February 2004. From July 2005 to January 2006, Mr. Lynch served as Chief Operating Officer of NTIC. Mr. Lynch served as President of North American Operations of NTIC from May 2004 to July 2005. Prior to May 2004, Mr. Lynch held various positions with NTIC, including Vice President of Strategic Planning, Corporate Secretary and Project Manager. Mr. Lynch is also an officer and director of Inter Alia Holding Company, a financial and management consulting firm that is a significant stockholder of NTIC. Prior to joining NTIC, Mr. Lynch held positions in sales management for Fuji Electric Co., Ltd. in Tokyo, Japan and programming project management for BMW AG in Munich, Germany. Mr. Lynch received an M.B.A. degree from the University of Michigan Business School in Ann Arbor, Michigan. Mr. Lynch is the son of Philip M. Lynch, a former Chairman of the Board and current Chairman Emeritus.

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

Officers of NTIC, their ages and the offices held, as of November 16, 2007, are as follows:

Name	Age	Position with NTIC
Prof. Efim Ya. Lyublinski	70	Vice President and Director of New Technologies and Applications Engineering

Vineet R. Dalal	38	Vice President and Director Global Market Development

Gautam Ramdas	34	Vice President and Director Global Market Development

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

Mr. Gautam Ramdas, an employee of NTIC since 2005, is Vice President and Director – Global Market Development. Prior to joining NTIC, Mr. Ramdas was a Manager in the Strategic Change group of IBM Business Consulting Services. In this position, Mr. Ramdas led consulting engagements at several Fortune 500 companies, in the areas of service strategy, global supplier relationship management and supply chain streamlining. Mr. Ramdas held positions in the E-Commerce and Supply Chain strategy groups at PricewaterhouseCoopers Management Consulting, again providing consulting services for Fortune 500 clients. Prior to management consulting, Mr. Ramdas worked as a program manager and design engineer with Kinhill Engineers in Australia. He has also been involved in the start-up stage of successful small businesses in the U.S. and in India. Mr. Ramdas received an M.B.A. from the University of Michigan Business School in Ann Arbor, Michigan. He also holds a bachelor’s degree in Mechanical Engineering from the College of Engineering, Guindy (Chennai), India.

PART II

Item 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

NTIC’s common stock trades on The American Stock Exchange under the symbol NTI. The following table sets forth the high and low sales prices for NTIC’s common stock, as reported by The American Stock Exchange, for the fiscal quarters indicated:

	High	Low
Fiscal 2007:
Fourth quarter	$10.15	$8.01
Third quarter	9.00	7.30
Second quarter	10.00	7.45
First quarter	10.49	7.44

Fiscal 2006:
Fourth quarter	$8.70	$6.70
Third quarter	8.32	5.98
Second quarter	8.41	5.89
First quarter	6.34	4.85

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

Number of Record Holders

As of August 31, 2007, there were approximately 285 record holders of NTIC’s common stock. This does not include shares held in “street name” or beneficially owned.

Recent Sales of Unregistered Equity Securities

NTIC did not issue any shares of its common stock or any other equity securities of NTIC that were not registered under the Securities Act of 1933, as amended, during the fourth quarter of the fiscal year covered by this report.

Small Business Issuer Purchases of Equity Securities

NTIC did not purchase any shares of its common stock or any other equity securities of NTIC during the fourth quarter of the fiscal year covered by this report.

Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

This Management’s Discussion and Analysis provides material historical and prospective disclosures intended to enable investors and other users to assess NTIC’s financial condition and results of operations. Statements that are not historical are forward-looking and involve risks and uncertainties discussed under the headings “Forward-Looking Statements” and “Risk Factors” of Part I, Item 1 entitled “Business” of this report. The following discussion of the results of the operations and financial condition of NTIC should be read in conjunction with NTIC’s consolidated financial statements and the related notes thereto included under Part II, Item 7 entitled “Financial Statements” of this report.

General Overview

NTIC focuses on developing, marketing and selling proprietary environmentally responsible materials science based products and technical services directly and via a network of independent distributors, manufacturers’ representatives and joint ventures in over 50 countries. NTIC manufactures, markets and sells primarily rust and corrosion inhibiting products and services for automotive, electronics, electrical, mechanical and military applications, sold under the brand names Zerust® and EXCOR®. NTIC also offers direct, worldwide on-site technical support on rust and corrosion issues. In North America, NTIC markets its technical services and Zerust® products principally to industrial users by a direct sales force and through a network of independent distributors and sales representatives. NTIC’s technical service representatives work directly with the end users of NTIC’s products to analyze their specific needs and develop systems to meet their technical requirements. In fiscal 2007, over 70% of NTIC’s consolidated net sales were derived from the sales of Zerust® rust and corrosion inhibiting packaging products and services to the automotive, electronics, electrical, mechanical, military and retail consumer markets.

NTIC participates, either directly or indirectly through holding companies, in 29 corporate joint venture arrangements in North America, South America, Europe, Asia and the Middle East. Each of these joint ventures manufactures, markets and sells finished products generally in the countries to which it is assigned. NTIC’s joint venture partners are knowledgeable in the applicable environmental, labor, tax and other requisite regulations and laws of the respective foreign countries in which they operate, as well as the local customs and business practices.

NTIC’s international rust and corrosion inhibiting product business has expanded significantly during the past several fiscal years. NTIC has entered into five new corporate joint venture arrangements during the past two fiscal years and total net sales of all of NTIC’s joint ventures increased 26.0% to $80,551,700 during fiscal 2007 as compared to $63,959,090 during fiscal 2006 and increased 11.9% during fiscal 2006 compared to fiscal 2005. The profits of NTIC’s corporate joint ventures are shared, however, by the respective corporate joint venture owners in accordance with their respective ownership percentages. In addition, NTIC’s receipt of funds as a result of sales by its joint ventures are dependent upon NTIC’s receipt of dividend distributions from the joint ventures and NTIC’s receipt of fees for technical and other support services that NTIC provides to its joint ventures based on the revenues of the joint ventures. NTIC typically owns only 50% or less of its joint venture entities and thus does not control the decisions of these entities regarding whether to pay dividends and how much in dividends in any given year. NTIC had equity in income of corporate joint ventures and holding companies of $3,201,621 in fiscal 2007 compared to $2,713,096 in fiscal 2006. NTIC recognized fee income for such technical and support services of $4,976,194 in fiscal 2007 compared to $4,695,124 in fiscal 2006. NTIC incurs direct expenses related to its corporate joint ventures and holding companies. Such expenses include consulting, travel, technical and marketing services to existing joint ventures, legal fees incurred in the establishment of new joint ventures, registration and promotion and legal defense of worldwide trademarks, and legal fees incurred in connection with the filing of patent applications. NTIC incurred $4,876,928 in direct joint venture expenses in fiscal 2007 as compared to $5,481,757 in fiscal 2006. NTIC’s income from its corporate joint ventures and holding companies increased 71.3% to $3,300,887 in fiscal 2007 as compared to fiscal 2006.

While NTIC’s rust and corrosion inhibiting product business has expanded significantly internationally during the past several fiscal years, sales of NTIC’s rust and corrosion inhibiting products in North America have decreased or remained relatively flat during the past several fiscal years. Net sales of NTIC’s Zerust® products decreased 0.5% to $12,044,241 during fiscal 2007 as compared to $12,099,187 during fiscal 2006 and increased 12.5% during fiscal 2006 compared to fiscal 2005. One of the main markets for NTIC’s rust and corrosion inhibiting products has typically been the automotive industry. While the automotive industry has been growing worldwide, it has been stagnant or contracting in the United States and is not expected to improve in the foreseeable future.

In an effort to increase net sales, NTIC is in the process of expanding the application of its corrosion inhibiting technology into the oil and gas industry and its product line to include biodegradable and compostable plastics and machinery that converts waste plastics back into diesel, gasoline and mid-distillates. During fiscal 2008, NTIC expects to invest between $2,800,000 and $3,200,000 in additional research and development and marketing efforts and resources into these new emerging businesses, product lines and markets. NTIC anticipates additional revenue from these new technologies beginning in fiscal year ending August 31, 2008; however, no assurance can be provided that such new businesses will be successful or that NTIC will be successful in obtaining such additional revenue.

Recent Development

NTIC’s consolidated financial statements include the accounts of Northern Technologies International Corporation, its wholly owned subsidiaries, NTI Facilities, Inc. and Northern Technologies Holding Company, LLC, and its 75% owned subsidiary React-NTI LLC.

React-NTI LLC is an industrial chemical corporate joint venture of NTIC that focuses on the development, manufacture and marketing of proprietary lines of bio-based additives with both industrial and personal care applications. Based on cotton, soy, corn and other renewable resources, React-NTI products outperform many synthetically derived competing alternatives. React-NTI’s target market includes NTIC’s existing industrial customer base, as well as the personal care and cosmetics industry. As of February 28, 2005, NTIC began fully consolidating this 75% owned subsidiary, which was previously accounted for using the equity method. React-NTI had consolidated sales of $4,784,789 and $4,505,777 in fiscal 2007 and fiscal 2006, respectively.

React Inc., a 100% owned subsidiary of React-NTI, had sales of $4,716,620 during fiscal 2007 and $4,454,940 during fiscal 2006 (the vast majority of the sales of React-NTI noted above). React Inc. sold proprietary ink additives to one customer during fiscal 2007 and fiscal 2006. During fourth quarter of fiscal 2007, this customer notified React Inc. that it would place future orders for React’s remaining inventory of ink additives, but that after such inventory was purchased, the customer would not place any future orders with React Inc. Sales by React Inc. to this customer during fiscal 2007 and fiscal 2006 were pursuant to standard purchase orders and not pursuant to any agreement between React Inc. and this customer containing minimum purchase requirements or similar provisions obligating the customer to purchase future products from React Inc. NTIC anticipates that total sales for React Inc. will be approximately $250,000 during fiscal 2008 and that the loss of React’s sole customer will have a material adverse impact on NTIC’s consolidated net sales. However, since the profit on React’s sales of the ink additives to this customer was extremely small, NTIC does not expect that the anticipated decrease in net sales by React will have a material adverse effect on NTIC’s consolidated net income.

Financial Overview

NTIC conducts all foreign transactions based on the U.S. dollar, except for its investments in various foreign corporate joint ventures and holding companies. The exchange rate differential relating to investments in foreign corporate joint ventures and holding companies is accounted for under the requirements of SFAS No. 52, Foreign Currency Translation. Since NTIC’s investments in its corporate joint ventures and holding companies are accounted for using the equity method, any changes in foreign currency exchange rates would be reflected as a foreign currency translation adjustment and would not change the equity in income of joint ventures and holding companies reflected in NTIC’s consolidated statement of income

NTIC’s consolidated net sales slightly increased 1.3% during fiscal 2007 as compared to fiscal 2006 primarily as a result of an increase in demand of React-NTI products to existing customers partially offset by a decrease in demand for Zerust® products. Net sales of React-NTI products increased $279,012 to $4,784,789 during fiscal 2007 as compared to fiscal 2006. Net sales of Zerust® products decreased $54,946 to $12,044,241. As discussed in more detail above under the heading “—Recent Development,” NTIC anticipates that its net sales will significantly decrease in fiscal 2008 compared to fiscal 2007 as a result of the loss of a principal customer of a subsidiary of NTIC’s React-NTI joint venture.

Cost of sales as a percentage of net sales increased to 64.2% in fiscal 2007 as compared to 62.3% for fiscal 2006 primarily as a result of an increase in raw material prices, including in particular plastic resins.

NTIC spent $2,575,325 in fiscal 2007 and $2,043,611 in fiscal 2006 in connection with its research and development activities. NTIC anticipates that it will spend between $2,800,000 and $3,200,000 in fiscal 2008 on research and development activities related to its new technologies. These fees are accounted for in the “Expenses incurred in support of corporate joint ventures” section of NTIC’s consolidated statements of income.

Total net sales of all of NTIC’s joint ventures increased 26.0% to $80,551,700 during fiscal 2007 as compared to $63,959,090 during fiscal 2006. NTIC’s equity in income of corporate joint ventures and holding companies increased 18.0% to $3,201,621 in fiscal 2007 as compared to $2,713,096 in fiscal 2006. NTIC also recognized increased fee income for such technical and support services in fiscal 2007 as compared to fiscal 2006 as a result of the increase in total net sales of the joint ventures. NTIC incurred decreased direct expenses related to its corporate joint ventures and holding companies in fiscal 2007 as compared to fiscal 2006. NTIC’s income from its corporate joint ventures and holding companies increased 71.3% to $3,300,887 in fiscal 2007 as compared to $1,926,463 in fiscal 2006.

NTIC’s working capital was $3,788,777 at August 31, 2007, including $244,499 in cash and cash equivalents. Additionally, as of August 31, 2007, NTIC did not have any borrowings under its $1,500,000 revolving credit facility. Subsequent to August 31, 2007, NTIC borrowed funds under the revolving credit facility bringing the outstanding balance as of November 16, 2007 to $484,000. The revolving credit facility expires on January 31, 2008. NTIC intends to renew or replace this facility on or prior to the January 31, 2008 maturity date.

NTIC elected not to pay a cash dividend to its stockholders in fiscal 2007 or thus far in fiscal 2008 in order to preserve cash and make investments in future operations. NTIC expects to meet its future liquidity requirements during at least the next twelve months by using its existing cash and cash equivalents, forecasted cash flows from future operations, distributions of earnings and technical assistance fees to NTIC from its joint venture investments and funds available through existing or anticipated financing arrangements.

Results of Operations

Fiscal Year 2007 Compared to Fiscal Year 2006

The following table sets forth NTIC’s consolidated results of operations for fiscal 2007 and fiscal 2006. These results of operations exclude the impact of NTIC’s activities with its joint ventures, other than React-NTIC LLC. As explained in more detail in note 2 to NTIC’s consolidated financial statements, the results of React-NTIC LLC are included in NTIC’s consolidated results of operations and thus included in the table below.

	Fiscal	% of	Fiscal	% of	$	%
	2007	Net Sales	2006	Net Sales	Change	Change
Net sales	$16,829,030	100.0%	$16,604,964	100.0%	$224,066	1.3%
Cost of sales	$10,799,180	64.2%	$10,346,437	62.3%	$452,743	4.4%
Selling expenses	$3,214,170	19.1%	$3,075,072	18.5%	$139,098	4.5%
General and administrative expenses	$3,083,314	18.3%	$2,795,194	16.8%	$288,120	10.3%
Lab and technical support expenses	$229,988	1.4%	$296,676	1.8%	($66,688)	(22.5% )

Net Sales. NTIC’s consolidated net sales slightly increased 1.3% during fiscal 2007 as compared to fiscal 2006 primarily as a result of an increase in demand of React-NTI products to existing customers partially offset by a decrease in demand for Zerust® products. Net sales of React-NTI products increased $279,012, or 6.2%, to $4,784,789 during fiscal 2007 as compared to fiscal 2006. Net sales of Zerust® products decreased $54,946 to $12,044,241. As discussed in more detail above under the heading “—Recent Development,” NTIC anticipates that its net sales will significantly decrease in fiscal 2008 compared to fiscal 2007 as a result of the loss of a principal customer of a subsidiary of NTIC’s React-NTI joint venture.

Cost of Sales. Cost of sales slightly increased 4.4% in fiscal 2007 compared to fiscal 2006 and cost of sales as a percentage of net sales also increased slightly to 64.2% in fiscal 2007 compared to 62.3% in fiscal 2006 primarily as a result of an increase in raw material prices, primarily plastic resins.

Selling Expenses. NTIC’s selling expenses increased 4.5% in fiscal 2007 compared in fiscal 2006 primarily as a result of increases in (i) promotional materials expense of $40,000, (ii) lab supplies and testing of $55,000, and (iii) selling expense related to the sale of React products of $70,000. These increases were partially offset by a decrease in commissions to salespeople and manufacturer’s representatives totaling $76,000. As a percentage of net sales, selling expenses increased slightly to 19.1% in fiscal 2007 compared to 18.5% in fiscal 2006, primarily as a result of the increased spending as described above and NTIC’s increased efforts to diversify its product lines and expand the distribution of its new product lines into new industry markets.

General and Administrative Expenses. NTIC’s general and administrative expenses increased 10.3% in fiscal 2007 compared to fiscal 2006 primarily as a result of increases in (i) information technology expenses of $30,000, (ii) insurance expense of $23,000, (iii) legal expenses of $75,000, (iv) audit and tax expense of $51,000, and (v) depreciation expense of $88,000. These increases were partially offset by a decrease in travel of $29,000. As a percentage of net sales, general and administrative expenses increased slightly to 18.3% in fiscal 2007 compared to 16.8% in fiscal 2006, primarily as a result of the increased spending as described above and NTIC’s increased efforts to support the diversification of its product lines and the expansion of the distribution of its new product lines into new industry markets.

Lab and Technical Support Expenses. NTIC’s lab and technical support expenses decreased 22.5% in fiscal 2007 compared to fiscal 2006 primarily a result of decreases in (i) salary and wages of $31,000 and (ii) lab supplies and testing of $39,000. As a percentage of net sales, lab and technical support expenses decreased to 1.4% in fiscal 2007 compared to 1.8% in fiscal 2006 primarily as a result of the decreased expenses described above.

International Corporate Joint Ventures and Holding Companies. Net sales of NTIC’s corporate joint ventures in fiscal 2007 and fiscal 2006, excluding React-NTI LLC, were as follows:

	Fiscal 2007	Fiscal 2006
Industrial chemical	$78,601,707	$62,266,618
Non-industrial chemical	1,949,993	1,692,472
Total	$80,551,700	$63,959,090

NTIC had equity in income of corporate joint ventures and holding companies of $3,201,621 in fiscal 2007 compared to $2,713,096 in fiscal 2006. The increase in equity in income was due to the significant increase in sales and profitability from the corporate joint ventures as a whole due to global product demand.

NTIC receives fees for technical and other support services it provides to its corporate joint ventures based on the revenues of the individual corporate joint ventures. NTIC recognized fee income for such support of $4,976,194 in fiscal 2007 compared to $4,695,124 in fiscal 2006. The increase in fees for technical and other support to its corporate joint ventures was due to the significant increase in total net sales of the corporate joint ventures and the weakening of the United States dollar.

	Fiscal	Fiscal	$	%
	2007	2006	Change	Change
Total net sales of corporate joint ventures,
excluding React-NTI LLC	$80,551,700	$63,959,090	$16,592,610	26.0%
NTIC’s fee income for technical and other
support services	$4,976,194	$4,695,124	$281,070	6.0%
NTIC’s direct expenses incurred related to
corporate joint ventures and holding companies	$4,876,928	$5,481,757	$(604,829)	(11.0)%

NTIC sponsors a worldwide corporate joint venture conference approximately every two to four years in which all of its corporate joint ventures are invited to participate. The most recent conference was in August 2005 and the next corporate joint venture conference is scheduled to be held in 2008. NTIC defers a portion of its technical and other support fees received from its corporate joint ventures in each accounting period leading up to the conference, reflecting that NTIC has not fully earned the payments received during that period. There was $96,000 of deferred income recorded in fiscal 2007 bringing the total deferred accrual for the conference to $192,000 at August 31, 2007. The costs associated with these joint venture conferences are offset against the deferral as incurred, generally in the period in which the conference is held and immediately before.

NTIC incurred direct expenses related to its corporate joint ventures and the holding companies of $4,876,928 in fiscal 2007 compared to $5,481,757 in fiscal 2006. These expenses include: product and business development, consulting, travel, establishment of a reserve on a note receivable, technical and marketing services to existing joint ventures, legal fees regarding the establishment of new joint ventures, registration and promotion and legal defense of worldwide trademarks and legal fees incurred in the filing of patent applications for new technologies to which NTIC acquired certain rights. The decrease in direct expenses incurred relating to NTIC’s corporate joint ventures and holding companies in fiscal 2007 compared to in fiscal 2006 was attributable to decreases of (i) loan forgiveness of $571,000, (ii) consulting expense of $43,000, (iii) legal expense of $64,000, partially offset by increases in (i) expenses related to employee relocation of $32,000, (ii) travel and related expenses of $83,000, (iii) lab supplies and testing of $30,000, and (iv) insurance and group health benefits of $39,000.

Interest Income. NTIC’s interest income decreased to $4,165 in fiscal 2007 compared to $34,251 for fiscal 2006 primarily as a result of lower average invested cash balances and fewer notes receivable in fiscal 2007.

Interest Expense. NTIC’s interest expense increased to $164,372 in fiscal 2007 compared to $94,751 for fiscal 2006 as a result of higher average outstanding borrowings under NTIC’s revolving line of credit in fiscal 2007 compared to fiscal 2006 and the entering into of the term note in May 2006 in connection with NTIC’s purchase of the real estate and building for its new corporate headquarters.

Gain on Sale of Assets. NTIC recognized a gain on the sale of land, building and equipment that previously served as NTIC’s corporate headquarters of $726,295 during fiscal 2007. This was a one-time sale and no additional gain is anticipated to be recognized relating to the building in the future. NTIC did not recognize any gain on sale of assets during fiscal 2006.

Income Before Income Taxes. Income before income taxes increased to $3,409,408 in fiscal 2007 compared to $1,973,065 in fiscal 2006.

Income Taxes. Income tax expense for fiscal 2007 and fiscal 2006 was calculated based on management’s estimate of NTIC’s annual effective income tax rate. NTIC’s annual effective income tax rate for fiscal 2007 was lower than the statutory rate primarily due to NTIC’s equity in income of corporate joint ventures being recognized for book purposes based on NTIC’s share of after-tax earnings of these entities. For tax purposes, to the extent joint ventures’ undistributed earnings are distributed to NTIC, it is not expected to result in any material additional income tax liability after the application of foreign tax credits.

Fiscal Year 2006 Compared to Fiscal Year 2005

The following table sets forth NTIC’s consolidated results of operations for fiscal 2006 and fiscal 2005. These results of operations exclude the impact of NTIC’s activities with its joint ventures, other than React-NTIC LLC. As explained in more detail in note 2 to NTIC’s consolidated financial statements, the results of React-NTIC LLC are included in NTIC’s consolidated results of operations and thus included in the table below.

	Fiscal	% of	Fiscal	% of	$	%
	2006	Net Sales	2005	Net Sales	Change	Change
Net sales	$16,604,964	100.0%	$14,816,672	100.0%	$1,788,292	12.1%
Cost of sales	$10,346,437	62.3%	$8,967,155	60.5%	$1,379,282	15.4%
Selling expenses	$3,075,072	18.5%	$2,714,740	18.3%	$360,332	13.3%
General and administrative expenses	$2,795,194	16.8%	$2,364,667	16.0%	$430,527	18.2%
Lab and technical support expenses	$296,676	1.8%	$759,662	5.1%	($462,986)	(60.9% )

Net Sales. NTIC’s consolidated net sales increased 12.1% in fiscal 2006 compared to fiscal 2005 primarily as a result of an increase in demand of Zerust® products and of React-NTI products to new and existing customers in North America. Net sales of Zerust® products increased $1,501,881, or 12.4%, to $12,099,187 and net sales of React-NTI products increased $286,411, or 6.4%, to $4,505,777 in fiscal 2006 as compared to in fiscal 2005.

Cost of Sales. Cost of sales increased 15.4% in fiscal 2006 compared to fiscal 2005 primarily as a result of the increase in net sales. Cost of sales as a percentage of net sales also increased slightly to 62.3% in fiscal 2006 compared to 60.5% in fiscal 2005 primarily as a result of an increase in raw material prices, primarily plastic resins.

Selling Expenses. NTIC’s selling expenses increased 13.3% in fiscal 2006 compared in fiscal 2005 primarily as a result of increases in (i) consulting expense of $145,000, (ii) promotional materials expense of $71,000, (iii) travel expenses of $38,000, (iv) telecommunications expense of $26,000, (v) auto expense of $25,000 (vi) salary expense related of $166,000 and (vii) insurance expense of $23,000. These increases were partially offset by decreases in (i) selling expense related to the sale of React products of $93,000, and (ii) commissions to salespeople and manufacturer’s representatives totaling $63,000. As a percentage of net sales, selling expenses increased slightly to 18.5% in fiscal 2006 compared to 18.3% in fiscal 2005, primarily as a result of the increased spending as described above and NTIC’s increased efforts to diversify its product lines and expand the distribution of its new product lines into new industry markets.

General and Administrative Expenses. NTIC’s general and administrative expenses increased 18.2% in fiscal 2006 compared to in fiscal 2005 primarily as a result of increases in (i) salaries and wage expense increases of $118,000, (ii) insurance expense of $132,000, (iii) management bonus of $185,000, (iv) travel expense of $97,000 (v) general and administrative expense related to the sale of React products of $154,000. These increases were partially offset by decreases in (i) legal expense of $68,000 and (ii) directors’ fees and expenses of $113,000, (iii) shipping expense of $32,000 and (iv) telecommunications expense of $29,000. As a percentage of net sales, general and administrative expenses increased slightly to 16.8% in fiscal 2006 compared to 16.0% in fiscal 2005, primarily as a result of the increased spending as described above and NTIC’s increased efforts to support the diversification of its product lines and the expansion of the distribution of its new product lines into new industry markets.

Lab and Technical Support Expenses. NTIC’s lab and technical support expenses decreased 60.9% in fiscal 2006 compared to in fiscal 2005 primarily due to the transfer of employees from the lab and technical support area to research and development associated with corporate joint venture support, which decreased lab and technical support expenses by $450,000. As a percentage of net sales, lab and technical support expenses decreased to 1.8% in fiscal 2006 compared to 5.1% in fiscal 2005 primarily as a result of the transfer of employees and decrease in spending as described above.

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

	Fiscal	Fiscal	$	%
	2006	2005	Change	Change
Total net sales of corporate joint ventures,
excluding React-NTI LLC	$63,959,090	$57,167,054	$6,792,036	11.9%
NTIC’s fee income for technical and other
support services	$4,695,124	$4,136,913	$558,211	13.5%
NTIC’s direct expenses incurred related to
corporate joint ventures and holding companies	$5,481,757	$4,977,375	$504,382	10.1%

NTIC sponsors a worldwide corporate joint venture conference approximately every two to four years in which all of its corporate joint ventures are invited to participate. The most recent conference was in August 2005 and the next corporate joint venture conference is scheduled to be held in 2008. NTIC defers a portion of its technical and other support fees received from its corporate joint ventures in each accounting period leading up to the conference, reflecting that NTIC has not fully earned the payments received during that period. There was $96,000 of deferred income recorded within other accrued liabilities at August 31, 2006. The costs associated with these joint venture conferences are offset against the deferral as incurred, generally in the period in which the conference is held and immediately before.

NTIC incurred direct expenses related to its corporate joint ventures and the holding companies of $5,481,757 in fiscal 2006 compared to $4,977,375 in fiscal 2005. These expenses include: product and business development, consulting, travel, establishment of a reserve on a note receivable, technical and marketing services to existing joint ventures, legal fees regarding the establishment of new joint ventures, registration and promotion and legal defense of worldwide trademarks and legal fees incurred in the filing of patent applications for new technologies to which NTIC acquired certain rights. The increase in direct expenses incurred relating to NTIC’s corporate joint ventures and holding companies in fiscal 2006 compared to in fiscal 2005 was attributable to increases in (i) expenses related to the transfer of employees from the lab and technical support area to research and development associated with corporate joint venture support of $450,000 (ii) amortization expense of $81,000 and (iii) establishment of a reserve for a note receivable of $571,000. These increases were partially offset by decreases in (i) legal fees of $33,000, (ii) insurance expense of $128,000, (iii) travel expenses of $91,000, (iv) loan forgiveness of $96,000 and (v) consulting fees of $271,000. As a percentage of net sales, direct expenses incurred relating to NTIC’s corporate joint ventures and holding companies decreased in fiscal 2006 compared to in fiscal 2005, primarily as a result of the increase in net sales and changes in spending as described above.

Interest Income. NTIC’s interest income decreased to $34,251 in fiscal 2006 compared to $96,282 for fiscal 2005 primarily as a result of lower average invested cash balances and fewer notes receivable in fiscal 2006.

Interest Expense. NTIC’s interest expense increased to $94,751 in fiscal 2006 compared to $36,090 for fiscal 2005 as a result of higher average outstanding borrowings under NTIC’s revolving line of credit in fiscal 2006 compared to in fiscal 2005 and the entering into of a term note in May 2005 in connection with NTIC’s purchase of the real estate and building for its new corporate headquarters.

Income Before Income Taxes. Income before income taxes increased to $1,973,065 in fiscal 2006 compared to $1,209,281 in fiscal 2005.

Income Taxes. Income tax expense for fiscal 2006 and fiscal 2005 was calculated based on management’s estimate of NTIC’s annual effective income tax rate. NTIC’s annual effective income tax rate for fiscal 2006 is lower than the statutory rate primarily due to NTIC’s equity in income of corporate joint ventures being recognized for book purposes based on NTIC’s share of after-tax earnings of these entities. For tax purposes, to the extent joint ventures’ undistributed earnings are distributed to NTIC, it is not expected to result in any material additional income tax liability after the application of foreign tax credits.

Liquidity and Capital Resources

Sources of Cash and Working Capital. As of August 31, 2007, NTIC’s working capital was $3,788,777, including $244,499 in cash and cash equivalents, compared to working capital of $2,221,334, including $299,117 in cash and cash equivalents, as of August 31, 2006.

NTIC has a revolving credit facility that expires on January 31, 2008 that it expects to renew. Outstanding amounts under the revolving credit facility bear interest at an annual rate based on LIBOR plus 2.25%. As of August 31, 2007, the interest rate was 7.97%. Amounts borrowed under the facility are collateralized by a lien on substantially all of NTIC’s assets, excluding its corporate joint venture interests, intellectual property rights and its Circle Pines headquarters. The credit documents contain other terms and provisions, including representations, covenants and conditions, customary for transactions of this type. Significant financial covenants include minimum fixed charge coverage ratio of 1.0 to 1.0. Other covenants include a prohibition on any merger or consolidation without prior consent of the lender and restrictions on future credit extensions and non-equity investments and the incurrence of additional indebtedness without the lender’s prior consent. NTIC is in compliance with all covenants under the revolving credit facility. The facility contains customary events of default, including nonpayment of principal or other amounts when due; breach of covenants; inaccuracy of representations and warranties; cross-default and/or cross-acceleration to other indebtedness; non-compliance with laws; certain voluntary and involuntary bankruptcy events; judgments entered against NTIC; and a sale of material assets. If an event of default occurs and is continuing, the lender may, among other things, terminate its obligations thereunder and require NTIC to repay all amounts thereunder. As of August 31, 2007, there was no amount outstanding under the facility. However, subsequently, NTIC borrowed on the facility and had $484,000 in borrowings outstanding under the facility as of November 16, 2007. NTIC has the right to prepay the facility at any time without premium or penalty. The line of credit is subject to a borrowing base calculation and at August 31, 2007, NTIC had $1,500,000 available.

NTIC believes that a combination of its existing cash and cash equivalents, funds available through existing or anticipated financing arrangements and forecasted cash flows, will continue to be adequate to fund its operations, capital expenditures, debt repayments and any stock repurchases for at least the next twelve months. In an effort to increase net sales, NTIC is in the process of expanding the application of its corrosion inhibiting technology into the oil and gas industry and its product line to include biodegradable and compostable plastics and machinery that converts waste plastics back into diesel, gasoline and mid-distillates. During fiscal 2008, NTIC expects to invest additional research and development and marketing efforts and resources into these new emerging businesses, product lines and markets. In order to take advantage of such new product and market opportunities to expand its business and increase its revenues, NTIC may decide to finance such opportunities by increasing borrowings under its line of credit or raising additional financing through the issuance of debt or equity securities. There is no assurance that any financing transaction will be available on terms acceptable to NTIC or at all, or that any financing transaction will not be dilutive to NTIC’s current stockholders.

Uses of Cash and Cash Flows. Cash flows used in operations during fiscal 2007 was $717,358, which resulted principally from equity income of corporate joint ventures, decreases in accounts payable, increases in inventories, gain on sale of assets being offset by net income, depreciation and amortization expense, and decreases in trade receivables. Cash flows provided by operations during fiscal 2006 was $855,467, which resulted principally from net income after excluding the effect of depreciation and amortization expense and the write-off of a certain note receivable, as well as an increase in accrued liabilities and a decrease in inventories, all offset by equity income of corporate joint ventures, trade excluding corporate joint ventures and an increase in prepaid expenses.

Net cash provided by investing activities during fiscal 2007 was $1,502,939, which resulted from proceeds from the sale of assets, cash received from loans and deposits and dividends received from corporate joint ventures, offset by additions to property and equipment and investments in joint ventures. NTIC received back its required deposit of $445,469 from the courts in Finland and replaced it with a standby letter of credit. Net cash used in investing activities during fiscal 2006 was $1,669,020, which resulted from additions to property and equipment and industrial patents, offset by dividends received from corporate joint ventures and cash received on loans.

Net cash used in financing activities during fiscal 2007 was $840,199, which resulted primarily from the repayments of the line of credit and bank overdrafts offset by the exercise of stock options. Net cash provided by financing activities during fiscal 2006 was $785,212, which resulted primarily from borrowings on a term loan, the exercise of stock options and bank overdrafts, offset by the payoff of the note payable and repayments on the line of credit.

Capital Expenditures and Commitments. NTIC had no material lease commitments as of August 31, 2007, except a lease agreement entered into by NTI Facilities, Inc., a subsidiary of NTIC, for approximately 16,994 square feet of office, manufacturing, laboratory and warehouse space in Beachwood, Ohio, requiring monthly payments of $17,500, which are adjusted annually according to the annual consumer price index, through November 2014.

NTIC recently moved its corporate headquarters. NTIC purchased the real estate and 40,000 square feet building in which its new corporate headquarters is located pursuant to a like-kind exchange transaction within the meaning of Section 1031 of the Internal Revenue Code of 1986, as amended, for a purchase price of $1,475,000. To finance the transaction, NTIC obtained a secured term loan in the principal amount of $1,275,000. The term loan matures on May 1, 2011, bears interest at a fixed rate of 8.01% and is payable in 59 monthly installments equal to approximately $10,776 (inclusive of principal and interest) commencing June 1, 2006. All of the remaining unpaid principal and accrued interest is due and payable on the May 1, 2011 maturity date. The loan is secured by a first lien on the real estate and building.

NTIC sold the real property and building in which NTIC’s former Lino Lakes corporate headquarters was located for a purchase price of $870,000 on September 8, 2006. The net book value of the building held for sale was $89,636 and the closing costs and fees associated with the sale of the property was $46,571. The gain on sale of the property was $726,295.

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

NTIC’s revolving credit facility bears interest at a rate based on LIBOR and thus may subject NTIC to some market risk on interest rates. There was no outstanding balance under this facility as of August 31, 2007.

Related Party Transactions

See note 17 to NTIC’s consolidated financial statements for related party transaction disclosure.

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

Investments in Corporate Joint Ventures

NTIC’s investments in corporate joint ventures are accounted for using the equity method, except for React-NTI LLC which has been fully consolidated, due to the adoption of FIN 46R. Periodically, NTIC evaluates the investments for any impairment and assesses the future cash flow projections to determine if there are any going concern issues. If an investment were determined to be impaired, then a reserve would be created to reflect the impairment on the financial results of NTIC. NTIC’s evaluation of its investments in corporate joint ventures requires NTIC to make assumptions about future cash flows of its corporate joint ventures. These assumptions require significant judgment and actual results may differ from assumed or estimated amounts. NTIC’s investments in corporate joint ventures were $13,602,842 and $10,772,102 as of August 31, 2007 and 2006, respectively.

Principles of Consolidation

The consolidated financial statements include the accounts of Northern Technologies International Corporation, its wholly owned subsidiaries, NTI Facilities, Inc. and Northern Technologies Holding Company, LLC, and its 75% owned subsidiary, React-NTI LLC. All significant intercompany transactions and balances have been eliminated in consolidation.

Accounts and Notes Receivable

NTIC values accounts and notes receivable, net of an allowance for doubtful accounts. Each quarter, NTIC prepares an analysis of its ability to collect outstanding receivables that provides a basis for an allowance estimate for doubtful accounts. In doing so, NTIC evaluates the age of its receivables, past collection history, current financial conditions of key customers, and economic conditions. Based on this evaluation, NTIC establishes a reserve for specific accounts and notes receivable that it believes are uncollectible, as well as an estimate of uncollectible receivables not specifically known. A deterioration in the financial condition of any key customer or a significant slowdown in the economy could have a material negative impact on NTIC’s ability to collect a portion or all of the accounts and notes receivable. NTIC believes that an analysis of historical trends and its current knowledge of potential collection problems provide NTIC with sufficient information to establish a reasonable estimate for an allowance for doubtful accounts. However, since NTIC cannot predict with certainty future changes in the financial stability of its customers, NTIC’s actual future losses from uncollectible accounts may differ from its estimates. In the event NTIC determined that a smaller or larger uncollectible accounts reserve is appropriate, NTIC would record a credit or charge to selling expense in the period that it made such a determination. Accounts receivable have been reduced by an allowance for uncollectible accounts of $30,000 and $10,000 at August 31, 2007 and August 31, 2006, respectively.

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

Stock-Based Compensation

In December 2004, FASB published FASB Statement No. 123 (revised 2004), Share-Based Payment. FAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. FAS 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. FAS 123(R) is a replacement of FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretive guidance. The effect of FAS 123(R) is to require entities to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award. FAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in FAS 123(R). NTIC implemented FAS 123(R) on September 1, 2006, using the modified prospective transition method.

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

We have audited the accompanying consolidated balance sheets of Northern Technologies International Corporation and Subsidiaries as of August 31, 2007 and 2006, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northern Technologies International Corporation and Subsidiaries as of August 31, 2007 and 2006 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Virchow, Krause & Company, LLP
Minneapolis, Minnesota
November 15, 2007

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - AUGUST 31, 2007 AND 2006

	August 31,	August 31,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$244,499	$299,117
Receivables:
Trade excluding corporate joint ventures, less allowance for doubtful
accounts of $30,000 & $10,000 at August 31, 2007 & 2006, respectively	1,622,420	1,772,568
Trade corporate joint ventures	642,518	598,162
Technical and other services, corporate joint ventures	1,514,139	1,357,754
Income taxes	29,755	333,819
Inventories	1,636,073	1,377,953
Prepaid expenses	184,407	233,648
Deferred income taxes	562,000	237,088
Total current assets	6,435,811	6,210,109

PROPERTY AND EQUIPMENT, net	3,792,461	3,430,573

OTHER ASSETS:
Investments in corporate joint ventures:
Industrial chemical	13,180,576	10,397,463
Industrial non-chemical	422,266	374,639
Deferred income taxes	779,500	628,197
Notes receivable and foreign deposit	-	497,179
Note from employee	32,187	56,679
Industrial patents and trademarks, net	983,206	996,592
Goodwill	304,000	304,000
Other	366,749	375,199
	16,068,484	13,629,948
	$26,296,756	$23,270,630

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank overdrafts	$-	$328,804
Borrowings made on line of credit	-	610,000
Current portion of note payable	29,319	27,310
Accounts payable	1,337,443	1,775,926
Accrued liabilities:
Payroll and related benefits	1,025,858	1,056,556
Deferred joint venture royalties	192,000	96,000
Other	62,414	94,179
Total current liabilities	2,647,034	3,988,775

NOTE PAYABLE, NET OF CURRENT PORTION	1,211,528	1,240,848
MINORITY INTEREST	36,133	55,254

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value; authorized 10,000 shares; none issued and
outstanding	-	-
Common stock, $0.02 par value per share; authorized 10,000,000
shares; issued and outstanding 3,683,016 and 3,618,993, respectively	73,660	72,380
Additional paid-in capital	4,755,146	4,272,635
Retained earnings	16,118,982	12,895,574
Accumulated other comprehensive income	1,454,273	745,164
Total stockholders’ equity	22,402,061	17,985,753
	$26,296,756	$23,270,630

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED AUGUST 31, 2007 AND 2006

	2007	2006
NORTH AMERICAN OPERATIONS:
Net sales	$16,829,030	$16,604,964
Cost of sales	10,799,180	10,346,437
Gross profit	6,029,850	6,258,527

Operating expenses:
Selling	3,214,170	3,075,072
General and administrative	3,083,314	2,795,194
Lab and technical support	229,988	296,676
	6,527,472	6,166,942

NORTH AMERICAN OPERATING (LOSS) INCOME	(497,622)	91,585

CORPORATE JOINT VENTURES AND
HOLDING COMPANIES:
Equity in income of industrial chemical corporate
joint ventures and holding companies	3,100,895	2,678,901
Equity in income of industrial non-chemical
corporate joint ventures and holding companies	100,726	34,195
Fees for technical support and other services
provided to corporate joint ventures	4,976,194	4,695,124
Expenses incurred in support of corporate
joint ventures	(4,876,928)	(5,481,757)

INCOME FROM ALL CORPORATE JOINT
VENTURES AND HOLDING COMPANIES	3,300,887	1,926,463

INTEREST INCOME	4,165	34,251
INTEREST EXPENSE	(164,372)	(94,751)
OTHER INCOME	20,934	3,233
GAIN ON SALE OF ASSETS	726,295	-
MINORITY INTEREST	19,121	12,284

INCOME BEFORE INCOME TAX EXPENSE	3,409,408	1,973,065

INCOME TAX EXPENSE	186,000	254,000

NET INCOME	$3,223,408	$1,719,065

NET INCOME PER COMMON SHARE:
Basic	$0.88	$0.48
Diluted	$0.87	$0.47

WEIGHTED AVERAGE COMMON SHARES
ASSUMED OUTSTANDING:
Basic	3,661,824	3,603,340
Diluted	3,695,166	3,630,677

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AUGUST 31, 2007 AND 2006

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Equity
BALANCE AT AUGUST 31, 2005,	3,589,993	$71,800	$4,140,095	$11,176,509	$434,477	$15,822,881

Exercise of stock options	29,000	580	132,540	-	-	133,120
Comprehensive income, 2006:
Foreign currency translation
adj.	-	-	-	-	310,687	310,687
Net income	-	-	-	1,719,065	-	1,719,065
Comprehensive income, 2006						2,029,752

BALANCE AT AUGUST 31, 2006	3,618,993	72,380	4,272,635	12,895,574	745,164	17,985,753

Stock issued in lieu of accrued
payroll	37,245	745	297,585			298,330
Exercise of stock options	26,778	535	125,381	-	-	125,916
Stock option expense			59,545			59,545
Comprehensive income, 2007:
Foreign currency translation
adj.	-	-	-	-	709,109	709,109
Net income	-	-	-	3,223,408	-	3,223,408
Comprehensive income, 2007						3,932,517

BALANCE AT AUGUST 31, 2007	3,683,016	$73,660	$4,755,146	$16,118,982	$1,454,273	$22,402,061

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED AUGUST 31, 2007 and 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,223,408	$1,719,065
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Expensing of fair value of stock options vested	59,545	-
Depreciation expense	313,719	199,011
Amortization expense	146,750	160,381
Gain on sale of assets	(726,295)	-
Minority interest	(19,121)	(12,284)
Reserve of notes receivable	-	571,179
Equity in (income) loss from corporate joint ventures:
Industrial chemical	(3,100,891)	(2,678,901)
Industrial non-chemical	(100,726)	(34,195)
Deferred income taxes	(476,215)	(341,000)
Deferred gross profit	-	-
Deferred joint venture royalties	96,000	21,298
Change in current assets and liabilities:
Receivables:
Trade excluding corporate joint ventures	150,148	218,021
Trade corporate joint ventures	(44,356)	(147,319)
Technical and other services receivables, corporate joint ventures	(156,385)	(264,066)
Income taxes	304,064	183,200
Inventories	(258,120)	169,816
Prepaid expenses and other	49,241	(84,010)
Employee note receivable	24,492	25,437
Accounts payable	(438,483)	491,142
Accrued liabilities	235,867	658,692
Net cash (used in) provided by operating activities	(717,358)	855,467

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint ventures:
Industrial chemical	(563,104)	(25,000)
Proceeds from the sale of assets	850,367	-
Dividends received from corporate joint ventures	1,643,091	899,042
Cash received on loans made	497,179	454,564
Additions to property and equipment	(799,680)	(2,908,938)
Decrease in other assets	8,450	8,068
Disposals of industrial patents	-	63,211
Additions to industrial patents	(133,364)	(159,967)
Net cash provided by (used in) investing activities	1,502,939	(1,669,020)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	(328,804)	328,804
(Repayment) borrowing of term loan	(27,311)	1,275,000
Repayment of note payable	-	(561,712)
Net repayments made on line of credit	(610,000)	(390,000)
Stock options exercised	125,916	133,120
Net cash (used in) provided by financing activities	(840,199)	785,212

NET DECREASE IN CASH AND CASH EQUIVALENTS	(54,618)	(28,341)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	299,117	327,458

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$244,499	$299,117

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED AUGUST 31, 2007 AND 2006

1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business – Northern Technologies International Corporation and Subsidiaries (the Company) develops, manufactures, markets and sells primarily rust and corrosion protection products and custom packaging systems for primarily automotive, electronics, electrical, mechanical and military applications, sold under the brand name Zerust® and Excor®. The Company sells its products, as well as technical services, directly and via a network of independent distributors, manufacturer sales representatives and joint ventures in over 50 countries. The Company participates, either directly or indirectly through holding companies, in 29 corporate joint venture arrangements in North America, South America, Europe, Asia and the Middle East. Each of these joint ventures manufactures, markets and sells finished products generally in the countries to which it is assigned. While most of the Company’s joint ventures currently sell rust and corrosion inhibiting products and custom packaging systems, the Company also has joint ventures that manufacture, market and sell bio-based additives with industrial and personal care applications, plastic recycling technology and electronic sensing instruments.

Sales Originating in North America – The Company considers sales originating in North America to be all sales shipped/invoiced from the Company’s facilities located in Minnesota and Ohio. There are no sales from the Corporate Joint Ventures included in the amount, as the Company’s investments in Corporate Joint Ventures are accounted for using the equity method, except for React-NTI LLC.

Cash and Cash Equivalents - The Company includes as cash and cash equivalents highly liquid, short-term investments with maturity of three months or less when purchased, which are readily convertible into known amounts of cash. The Company maintains its cash in high quality financial institutions. The balances, at times, may exceed federally insured limits.

Accounts Receivable - The Company reviews customers’ credit history before extending unsecured credit and establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers and other information. Accounts receivable over 30 days are considered past due for most customers. The Company does not accrue interest on past due accounts receivable. If accounts receivable in excess of the provided allowance are determined uncollectible, they are charged to expense in the year that determination is made. Accounts receivable are deemed uncollectible based on NTIC exhausting reasonable efforts to collect. Accounts receivable have been reduced by an allowance for uncollectible accounts of $30,000 and $10,000 on August 31, 2007 and 2006, respectively.

Inventories - Inventories are recorded at the lower of cost (first-in, first-out basis) or market.

Property and Depreciation - Property and equipment are stated at cost. Depreciation is computed using the straight-line method based on the estimated service lives of the various assets as follows:

Buildings and improvements	5-30 years
Machinery and equipment	3-10 years

Investments in Corporate Joint Ventures - Investments in Corporate Joint Ventures are accounted for using the equity method, except React-NTI LLC. Periodically, the Company evaluates the investments for any impairment and assesses the future cash flow projections to determine if there are any going concern issues. If an investment were determined to be impaired then a reserve would be created to reflect the impairment on the financial results of the Company.

Recoverability of Long-Lived Assets - The Company reviews its long-lived assets whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. The Company determines potential impairment by comparing the carrying value of the assets with expected net cash flows expected to be provided by operating activities of the business or related products. Should the sum of the expected undiscounted future net cash flows are less than the carrying value, the Company would determine whether an impairment loss should be recognized. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the asset. For the years ended August 31, 2007 and 2006, the Company did not record any impairment charges.

Principles of Consolidation - The consolidated financial statements include the accounts of Northern Technologies International Corporation, its wholly owned subsidiaries, NTI Facilities, Inc. and Northern Technologies Holding Company, LLC, and its 75% owned subsidiary React-NTI LLC. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Research and Development - The Company expenses all costs related to product research and development as incurred. The Company spent $2,575,325 in fiscal 2007 and $2,043,611 in fiscal 2006 in connection with its research and development activities. These fees are accounted for in the “Expenses incurred in support of corporate joint ventures” section of the income statement.

Fair Value - The carrying value of cash, short-term accounts receivable, inventories, other current assets, trade accounts payables, and other current liabilities approximate fair value because of the short maturity of those instruments. The fair values of the Company’s long-term debt approximate their carrying values based upon current market rates of interest.

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

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109,” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is required to be adopted by the Company on September 1, 2007. The Company is currently evaluating the impact of its adoption of FIN 48 and has not yet determined the effect on its earnings or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS No. 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option may only be made at initial recognition of the asset or liability or upon a re-measurement event that gives rise to new-basis accounting. The decision about whether to elect the fair value option is applied on an instrument-by-instrument basis, is irrevocable and is applied only to an entire instrument and not only to specified risks, cash flows or portions of that instrument. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company believes the adoption of SFAS No. 159 will not have an impact on its consolidated financial statements.

3. STOCK-BASED COMPENSATION

In December 2004, FASB published SFAS No. 123 (revised 2004), Share-Based Payment. SFAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) is a replacement of FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretive guidance. The effect of the Statement is to require entities to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award. Compensation cost under SFAS 123(R) is recognized ratably using the straight-line attribution method over the expected vesting period, which is considered to be the requisite service period. In addition, pursuant to SFAS 123(R), we are required to estimate the amount of expected forfeitures when calculating the compensation costs, instead of accounting for forfeitures as incurred, which was our previous method. All of our options previously awarded were classified as equity instruments and continue to maintain their equity classification under SFAS 123(R). SFAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement. The Company implemented SFAS 123(R) on September 1, 2006, using the modified prospective transition method.

The Company granted options to purchase 15,167 shares of its common stock during fiscal 2007. The fair value of option grants is determined at date of grant, using the Black-Scholes option pricing model with the assumptions listed below. The volatility factor used in the Black-Scholes option pricing model is based on historical stock price fluctuations and risk free interest rate are based on U.S. treasury rates appropriate for expected term. Based on these valuations, the Company recognized compensation expense of $59,545 during fiscal 2007, related to the options that vested during such time period, which reduced after tax net income per share by $0.02 for the fiscal year. As of August 31, 2007, the total compensation cost for nonvested options not yet recognized in the Company’s statements of income was $65,856, net of estimated forfeitures. Stock-based compensation expense of $54,867 and $10,989 are expected to be recognized during fiscal 2008 and 2009, respectively. Future option grants will impact the compensation expense recognized.

The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions and results for the grants:

	August 31, 2007	August 31, 2006
Dividend yield	2.00%	2.00%
Expected volatility	42.9%	42.8%
Expected life of option	5 years	5 years
Average risk-free interest rate	4.68%	4.45%

Dividend yield and expected volatility are estimated using historical amounts that are anticipated to be consistent with current values. Expected life of option is based on the life of the option agreements.

Had compensation cost for stock options been determined based on the fair value methodology prescribed by SFAS 123(R), the Company’s net income and net income per common share for fiscal 2006 would have been reduced to the pro forma amounts indicated below:

August 31, 2006
Net income:
As reported	$1,719,065
Pro forma	$1,683,432

Basic net income per common share
As reported	$0.48
Pro forma	$0.47

Diluted net income per share
As reported	$0.47
Pro forma	$0.46

Stock-based compensation, net:
As reported	$0
Pro forma	$35,633

4. INVENTORIES

Inventories consisted of the following:

	August 31, 2007	August 31, 2006
Production materials	$183,658	$353,516
Finished goods	1,452,415	1,024,437
	$1,636,073	$1,377,953

5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	August 31, 2007	August 31, 2006
Land	$310,365	$29,097
Buildings and improvements	3,048,103	3,420,596
Machinery and equipment	1,274,707	1,024,024
	4,633,175	4,473,717
Less accumulated depreciation	(840,714)	(1,043,144)
	$3,792,461	$3,430,573

NTIC recognized a gain on the sale of land, building and equipment that previously served as its corporate headquarters of $726,295 during fiscal 2007. This was a one-time sale and no additional gain is anticipated to be recognized relating to the building in the future as the entire sale was received in cash and NTIC does not have any continued interest in the property sold.

6. INDUSTRIAL PATENTS AND TRADEMARKS, NET

Industrial patents and trademarks, net consisted of the following:

	August 31, 2007	August 31, 2006
Patents and trademarks	$1,412,209	$1,278,845
Less accumulated amortization	(429,003)	(282,253)
	$983,206	$996,592

Patent and trademark costs are amortized over seven years once it is filed and approved. Amortization expense was $146,750 and $160,381, for the years ended August 31, 2007 and 2006, respectively. Amortization expense is estimated to approximate $140,000 in each of the next five fiscal years.

7. NOTES RECEIVABLE AND FOREIGN DEPOSITS

Notes receivable and foreign deposits consisted of the following:

	August 31, 2007	August 31, 2006
Notes receivable from corporate joint venture partners	-	$51,710
Foreign deposits	-	445,469
	-	$497,179

8. INVESTMENTS IN CORPORATE JOINT VENTURES

Composite financial information from the audited and unaudited financial statements of the Company’s joint ventures carried on the equity basis is summarized as follows:

	August 31, 2007	August 31, 2006
Current assets	$42,767,569	$33,954,156
Total assets	49,312,491	39,030,247
Current liabilities	14,939,496	14,323,903

Noncurrent liabilities	4,971,199	1,496,557

Joint ventures’ equity	29,401,796	23,209,788
Northern Technologies International Corporation’s share of
Corporate Joint Ventures’ equity	$13,602,842	$10,772,102

	August 31, 2007	August 31, 2006
Net sales	$80,551,700	$63,959,090
Gross profit	37,395,480	29,204,129
Net income	6,439,108	5,209,499
Northern Technologies International Corporation’s share of equity in
income of Corporate Joint Ventures	$3,201,621	$2,713,096

The financial statements of the Company's foreign joint ventures are prepared using accounting principles accepted in the joint ventures' country of domicile. Amounts related to foreign joint ventures reported in the above tables and the accompanying financial statements have been adjusted to approximate US GAAP in all material respects.

During fiscal 2007, the Company invested in corporate joint ventures as follows:

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

In December 2006, the Company invested $143,000 to establish a new non-industrial chemical joint venture in Thailand. The Company has a 50% ownership interest in the new entity. The new entity had no operations prior to the Company’s investment. The total capitalization by both owners of the joint venture was $286,000.

In February 2007, the Company invested $323,843 in its industrial chemical corporate joint venture in India for a capital intensive expansion. As result of the investment by both the Company and the other owner, the total increase in capitalization of the joint venture was $647,686.

In June 2007, the Company invested $25,000, in addition to the $25,000 previously invested in June 2006 in a new industrial chemical corporate joint venture to develop operations in Ukraine. The Company has a 50% ownership interest in the new entity. The new entity had no operations prior to the Company’s initial investment. As result of the investment by both the Company and the other owner, the total increase in capitalization of the joint venture was $100,000.

The investment in the company's joint ventures include the company's share of undistributed earnings of $11,771,829 and $8,096,364 at August 31, 2007 and 2006, respectively.

9. GOODWILL

The Company tests goodwill annually for impairment and in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired. Goodwill at both August 31, 2007 and August 31, 2006 was $304,000.

10. CORPORATE DEBT

The Company has a revolving credit facility of $1,500,000 that expires on January 31, 2008. Outstanding amounts under the revolving credit facility bear interest at an annual rate based on LIBOR plus 2.25%. As of August 31, 2007, the interest rate was 7.97% and the average for the year ended August 31, 2007 and 2006 were 7.60% and 6.98%, respectively. Amounts borrowed under the facility are collateralized by a lien on substantially all of the Company’s assets, excluding its corporate joint venture interests and intellectual property rights. The credit documents contain other terms and provisions (including representations, covenants and conditions) customary for transactions of this type. Significant financial covenants include the maintenance of a minimum fixed charge coverage ratio of 1.0 to 1.0. The Company is in compliance with all covenants under the revolving credit facility. Outstanding balances were $0 and $610,000 as of August 31, 2007 and August 31, 2006, respectively.

The Company originally entered into a term loan with a principal amount of $1,275,000 that matures on May 1, 2011, bears interest at a fixed rate of 8.01% and is payable in 59 monthly payments equal to approximately $10,776 (inclusive of principal and interest). All of the remaining unpaid principal and accrued interest is due and payable on the maturity date. The Note is secured by a first lien on the Company’s Circle Pines facility pursuant to a Mortgage dated as of May 3, 2006 between Northern Technologies Holding Company LLC and National City Bank and is guaranteed by the Company. Future minimum payments on the term loan are as follows:

Fiscal 2008	$29,319
Fiscal 2009	$31,411
Fiscal 2010	$34,897
Fiscal 2011	$1,145,220

11. STOCKHOLDERS’ EQUITY

During fiscal 2007, the Company did not purchase or retire any shares of its common stock. The following stock options to purchase shares of common stock were exercised during fiscal 2007:

Options	Exercise
Exercised	Price
22,000	$4.56
111	$5.56
667	$5.75
2,000	$5.25
2,000	$5.30

The Company did not acquire or retire any shares of its common stock during fiscal 2006. The following stock options to purchase shares of common stock were exercised during fiscal 2006:

Options	Exercise
Exercised	Price
16,000	$4.56
1,000	$5.50
2,000	$5.00
2,000	$3.34
2,000	$5.00
2,000	$3.34
2,000	$5.30
2,000	$5.25

12. TOTAL COMPREHENSIVE INCOME

The Company’s total comprehensive income was as follows:

	Years Ended
	August 31,	August 31,
	2007	2006
Net income	$3,223,408	$1,719,065
Other comprehensive income – foreign currency translation adjustment	709,109	310,687
Total comprehensive income	$3,932,517	$2,029,752

13. NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share assumes the exercise of stock options using the treasury stock method, if dilutive.

No options to purchase shares of common stock were excluded from the computation of common share equivalents as of August 31, 2007 and August 31, 2006, as all stock option exercise prices were less than the average market price of a share of common stock.

14. STOCK-BASED COMPENSATION

In January 2007, the Company’s stockholders approved the Northern Technologies International Corporation 2007 Stock Incentive Plan and the Northern Technologies International Corporation Employee Stock Purchase Plan. The Compensation Committee of the Board of Directors administers both of the plans. The 2007 plan replaced the Northern Technologies International Corporation 2000 Stock Incentive Plan, which was terminated with respect to future grants, but will continue to govern grants outstanding under such plan.

The 2007 plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, stock unit awards, performance awards and stock bonuses to eligible recipients to enable the Company and its subsidiaries to attract and retain qualified individuals through opportunities for equity participation in the Company, and to reward those individuals who contribute to the achievement of the Company’s economic objectives. Up to a total of 400,000 shares of the Company’s common stock has been reserved for issuance under the 2007 plan, subject to adjustment as provided in the 2007 plan. Options granted under the 2007 plan generally have a term of five years and become exercisable over a three- or four-year period beginning on the one-year anniversary date of the grant. Options are granted at per share exercise prices equal to the market value of the Company’s common stock on the date of grant. To date, only stock options have been granted under the 2007 plan.

In addition to the 2007 Stock Incentive Plan, the Company also maintains the Northern Technologies International Corporation Employee Stock Purchase Plan (“ESPP”). The maximum number of shares of NTIC common stock available for issuance under the ESPP is 100,000 shares, subject to adjustment as provided in the ESPP. The ESPP provides for six-month offering periods beginning on September 1 and March 1 of each year. The purchase price of the shares is 90% of the lower of the fair market value of NTIC common stock at the beginning or end of the offering period. This discount may not exceed the maximum discount rate permitted for plans of this type under Section 423 of the Internal Revenue Code of 1986, as amended. The ESPP is compensatory for financial reporting purposes.

Stock option activity during the periods indicated is as follows:

		Weighted
		Average
	Number of	Exercise	Aggregate
	Shares (#)	Price	Intrinsic Value
Outstanding at August 31, 2005	66,334	$4.82
Options granted	70,000	5.45
Options exercised	(29,000)	4.58
Options terminated	(2,000)	6.75

Outstanding at August 31, 2006	105,334	$5.27
Options granted	15,167	3.53
Options exercised	(26,778)	5.35
Options terminated	(7,556)	2.35

Outstanding at August 31, 2007	86,167	$5.67	$386,028

Exercisable at August 31, 2005	49,669	$4.67

Exercisable at August 31, 2006	27,669	$4.74

Exercisable at August 31, 2007	28,672	$5.46	$134,472

Available for future grant at August 31, 2006	57,665

Available for future grant at August 31, 2007	398,833

The following table summarizes information about stock options outstanding and exercisable at August 31, 2007:

	Per Share	Remaining	Number of	Number of
Option Grant	Exercise	Contractual Life	Options	Options
Date	Prices	(years)	Outstanding (#)	Exercisable (#)
9/1/2003	$5.30	1.0	2,000	2,000
9/1/2004	$5.25	2.0	4,000	2,668
11/12/2004	$6.15	2.2	3,000	2,000
9/1/2005	$5.75	3.0	10,000	3,335
11/4/2005	$5.38	3.2	56,000	18,669
9/1/2006	$8.01	4.0	10,000	0
1/23/07	$7.51	4.4	1,167	0
			86,167	28,672

The weighted average fair value of options granted during fiscal 2007 and 2006 was $2.95 and $2.00, respectively.

15. SEGMENT INFORMATION

Net sales by geographic location as a percentage of total consolidated net sales were as follows:

	August 31, 2007	August 31, 2006
Inside the U.S.A. to unaffiliated customers	79.2%	79.7%
Outside the U.S.A. to:
Corporate Joint Ventures in which the Company is
a shareholder directly and indirectly	12.8	10.5
Unaffiliated customers	8.0	9.8
	100%	100%

A customer of NTIC’s React-NTI, LLC joint venture accounted for, in the aggregate, approximately 28.0% and 26.6% of NTIC’s consolidated net sales for the fiscal years ended August 31, 2007 and 2006 respectively, and $144,999 and $207,630 of NTIC’s receivables at August 31, 2007 and 2006, respectively.

16. RETIREMENT PLAN

The Company has a 401(k) employee savings plan. Employees who meet certain age and service requirements may elect to contribute up to 15% of their salaries. The Company contributes the lesser of 50% of the participant’s contributions or 3.5% of the employee’s salary. The Company recognized expense for the savings plan of $100,124 and $103,544, for the fiscal years ended August 31, 2007 and 2006, respectively.

17. RELATED PARTY TRANSACTIONS

On May 18, 2006, the Company and Emeritushnic Facilities Company, Inc. (“EFC”), an entity owned by the Company’s former Chairman of the Board and Chief Executive Officer and current Chairman Emeritus, Philip M. Lynch, and certain of his family members, excluding G. Patrick Lynch, the Company’s current President and Chief Executive Officer, entered into a Consulting Agreement, effective as of May 1, 2006. Pursuant to the Consulting Agreement, the Company has engaged EFC to perform certain consulting services to the Company, including maintaining communications and relations between the Company and its joint venture partners. In consideration for such services, the Company paid EFC consulting fees totaling $300,000 in fiscal 2007, and reimbursed EFC for out-of-pocket expenses reasonably incurred in the course of providing such services in an aggregate amount of $180,000 during fiscal 2007. The Consulting Agreement provides for fees of $25,000 per month and up to $180,000 in expense reimbursement in a given fiscal year. Additionally, it may be terminated by either party for any reason upon at least 90 days prior written notice to the other party and may be terminated upon the occurrence of other certain events, as set forth in the Consulting Agreement. The Consulting Agreement also contains other standard and customary terms, including provisions regarding confidentiality, non-competition and non-solicitation.

On May 1, 2006, the Company and Inter Alia Holding Co. (“Inter Alia”) entered into a termination agreement pursuant to which they mutually agreed to terminate that certain Manufacturer’s Representative Agreement dated as of October 1, 1976 and as subsequently amended thereafter. Inter Alia beneficially owns approximately 24.9% of the Company’s outstanding common stock, and Philip M. Lynch, the Company’s former Chairman of the Board and Chief Executive Officer and current Chairman Emeritus, and G. Patrick Lynch, the Company’s current President and Chief Executive Officer, are shareholders of Inter Alia. Prior to terminating the agreement, the Company reimbursed Inter Alia for travel and related expenses in the aggregate amount of $320,000 during fiscal 2006. The Company paid Inter Alia commissions on royalties paid by corporate joint ventures and net proceeds of sales of the Company’s products of approximately $65,000 during fiscal 2006. In addition, the Company paid health insurance premiums of $6,623 during fiscal 2006, related to policies that insure Philip M. Lynch, the Company’s former Chairman of the Board and Chief Executive Officer and current Chairman Emeritus.

The Company made consulting payments to Bioplastic Polymers LLC which is owned by Dr. Ramani Narayan, a director of the Company, of $25,000 on each of November 8, 2005, February 1, 2006, May 1, 2006, August 1, 2006, November 2, 2006, February 1, 2007, May 1, 2007 and August 2007. The consulting services rendered by Bioplastic Polymers LLC are related to research and development associated with various new technologies and are contracted on a quarter to quarter basis cancellable by the Company at anytime.

The Company made consulting payments to Dr. Sunggyu Lee, a director of the Company, of $25,000 on each of November 8, 2005, February 1, 2006, May 1, 2006, August 1, 2006, November 28, 2006 and February 1, 2007. The consulting services rendered by Dr. Lee related to research and development associated with various new technologies and are contracted on a quarter to quarter basis cancellable by the Company at anytime. In May 2007, the consulting arrangement between the Company and Dr. Lee was terminated.

The Company pays rent for its Beachwood office and lab location to a related party. See Note 19.

18. INCOME TAXES

The provision for income taxes for the fiscal years ended August 31 consist of the following:

	2007	2006
Current:
Federal	$622,800	$560,000
State	39,200	35,000
	$662,000	$595,000

Deferred:
Federal	$(465,600)	$(321,000)
State	(10,400)	(20,000)
	(476,000)	(341,000)
	$186,000	$254,000

Reconciliations of the expected federal income tax at the statutory rate with the provisions for income taxes for the fiscal years ended August 31 are as follows:

	2007	2006
Tax computed at statutory rates	$1,184,000	$689,000
State income tax, net of federal benefit	74,000	43,400
Tax effect on equity in income of international joint ventures	(850,000)	(732,000)
Tax effect on dividends received from corporate joint ventures	409,000	229,000
Foreign Tax Credit	(776,000)	-
Research and Development Credit	(90,000)	(20,000)
Valuation Allowance	250,000	0
Other	(15,000)	44,600
	$186,000	$254,000

The Company has not recognized a deferred tax liability relating to cumulative undistributed earnings of Corporate Joint Ventures and holding companies that are essentially permanent in duration of $4,254,000 and $2,926,000 at August 31, 2007 and 2006, respectively. If some or all of the undistributed earnings of the Corporate Joint Ventures and holding companies are remitted to the Company in the future, income taxes, if any, after the application of foreign tax credits will be provided at that time.

At August 31, 2007 the Company had foreign tax credit carryforwards of approximately $1,898,000 which begin to expire in 2010. The Company established a valuation allowance of $1,898,000 with respect to the foreign tax credit carryforwards.

The tax effect of the temporary differences and tax carry forwards comprising the net deferred taxes shown on the balance sheets at August 31 are as follows:

	2007	2006
Current:
Allowance for doubtful accounts	$7,200	$3,600
Inventory costs	5,300	16,788
Prepaid expenses and other	275,700	(50,900)
Accrued expenses	(18,800)	41,700
Accrued bonus	292,600	225,900
Total current	$562,000	$237,088

Noncurrent:
Excess of book over tax depreciation	$(204,300)	$49,000
Asset valuation reserves	491,800	206,500
Foreign tax credits, net of a valuation
allowance at August 31, 2007	0	250,000
Federal Net Operating Loss	138,000	68,500
Research and Development Credit	354,000	54,000
Total noncurrent	$779,500	$628,000

The Company has net operating loss carryforwards for Federal tax purposes of approximately $382,000 that begin to expire in 2025.

During fiscal 2007, the Company was under audit by the Internal Revenue Service for tax years ended August 31, 2004 and 2005. To date, the Company has agreed on a portion of the adjustments and has included these adjustments in the current year income tax calculation. These adjustments are not deemed to have a material impact on the Company’s consolidated financial statements.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes– an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize in its consolidated financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the Company’s 2008 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.

19. COMMITMENTS AND CONTINGENCIES

In April 2007, REACT-NTI, LLC (“React LLC”), a company that is 75% owned by the Company, was served with a summons and complaint that was filed by Shamrock Technologies, Inc. in state court in New York. This case has been removed to the Federal District Court for the Southern District of New York. The lawsuit seeks payment from React LLC of commissions in the approximate amount of $314,500 owed by React LLC under a license agreement between React LLC and Shamrock. The complaint alleges breach of the license agreement by React LLC and seeks damages in an unspecified amount for such breach as well as damages of approximately $300,000 for the alleged failure of React LLC to purchase from Shamrock certain inventory manufactured for sale to a customer. React LLC acknowledges that React has not made payment for product in the approximate amount of $300,000 to Shamrock as the invoice for this was only received after Shamrock had already filed its complaint, but denies all of the claims of breach of the license agreement by it and believes that damages caused by Shamrock's breach of the License Agreement and tortious conduct exceed any amounts owing to Shamrock. React LLC formally responded to the complaint after removal by moving to dismiss or stay because of Shamrock's failure to comply with alternative dispute resolution procedures contained in the license agreement. By court order, the matter is presently stayed, and the parties will attempt mediation. If the mediation is unsuccessful, React LLC will both defend against Shamrock's allegations and pursue counterclaims against Shamrock for breach of the license agreement and for tortious interference. Because this matter is in the early stage, the Company cannot estimate the possible loss or range of loss, if any, associated with its resolution. However, there can be no assurance that the ultimate resolution of the matter will not result in a material adverse effect on the Company’s business, financial condition or results of operations.

In February 2007, the Company was named as a defendant in a lawsuit brought by Evelyna Cantwell and Jack Cantwell, individually, and also doing business as the principals of Byrd-Walsh International, LLC, in United States Federal District Court for the Southern District of Florida against the Company and its former Chairman of the Board and Chief Executive Officer and current Chairman Emeritus, Philip M. Lynch. The lawsuit alleges causes of action for breach of contract, breach of implied contract, quasi contract, promissory estoppel, equitable estoppel, negligence, wrongful conversion, fraud, constructive fraud, misappropriation and violation of the Uniform Trade Secrets Act. The suit seeks unspecified injunctive relief as well as compensatory and punitive damages in an unspecified amount which, based on the allegations of the Complaint, may be claimed by plaintiffs to be in an amount in excess of $45 million. Based on the allegations in the Complaint and the Company’s understanding of relevant facts and circumstances, the Company believes that the claims made by the Cantwells and Byrd-Walsh in this lawsuit are without merit and the Company intends to vigorously defend against them. Because this matter is in the early stage, the Company cannot estimate the possible loss or range of loss, if any, associated with its resolution. The amounts claimed in this lawsuit are substantial, however, and, there can be no assurance that the ultimate resolution of the matter will not result in a material adverse effect on the Company’s business, financial condition or results of operations.

The Company is involved in a legal action in Finland whereby the Company sued a Finnish company for trademark infringement. The Company won the initial case, but has subsequently lost on appeal. The Company is currently appealing the latest court decision. The outcome of the appeal is unknown and any potential loss cannot be estimated at this time; however, the potential judgment or settlement resulting from the case could have a material impact on the financial position or results of operations of the Company. The Company has obtained a $600,000 stand-by letter of credit to potentially fund the Company’s obligations related to the courts in Finland against the defendant’s products that were seized as contraband pending the outcome of the lawsuit. Advances made under the demand letter of credit will be made at the sole discretion of National City Bank and will be due and payable on demand. Any outstanding unpaid principal balance under the demand letter of credit bears interest at an annual rate based on LIBOR plus 2.25%. Interest is payable in arrears beginning on January 15, 2007 and on the 15th day of each month thereafter and on demand. Because the Company believes that it has valid legal grounds for appeal, it has determined that a loss is not probably at this time as defined by SFAS 5, “Accounting for Contingencies.” However, there can be no assurance that the ultimate resolution of the matter will not result in a material adverse effect on the Company’s business, financial condition or results of operations.

There are no other legal actions arising in the ordinary course of business that management is of the opinion that any judgment or settlement therefrom would have a material adverse effect on the financial position or results of operations of the Company.

In June 2007, the U.S. Internal Revenue Service concluded its audit of the Company’s U.S. federal income tax returns for fiscal 2004 and 2005. As a result of such audit, the Company paid the IRS approximately $25,000 in additional payroll taxes. The Company also agreed in principle with the IRS to adjustments that will result in the additional payment of approximately $60,000 in income tax and interest. As a result of the audit, the IRS has also taken the position that the Company failed to withhold approximately $505,000 of payroll taxes and individual income taxes on travel and other expense reimbursements made to Philip M. Lynch, the Company’s former Chairman of the Board and Chief Executive Officer and current Chairman Emeritus, and commissions payments made to Inter Alia Holding Co. under that certain former Manufacturer’s Representative Agreement dated as of October 1, 1976 and as subsequently amended thereafter between the Company and Inter Alia, which agreement has since been terminated. Inter Alia beneficially owns approximately 24.9% of the Company’s outstanding common stock, and Philip M. Lynch, the Company’s former Chairman of the Board and Chief Executive Officer and current Chairman Emeritus, and G. Patrick Lynch, the Company’s current President and Chief Executive Officer, are shareholders of Inter Alia. The Company disagrees with the IRS’ position on withholding and is in the process of appealing the matter. Because the Company believes that it has valid legal grounds for appeal, it has determined that a loss is not probable at this time as defined by SFAS 5, “Accounting for Contingencies.” However, there can be no assurance that the ultimate resolution of the matter will not result in a material adverse effect on the Company’s business, financial condition or results of operations.

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

On November 16, 2007, the Company’s Board of Directors, upon recommendation of the Compensation Committee, approved the material terms of an annual bonus plan for executive officers and certain employees of the Company for fiscal year ending August 31, 2008, the purpose of which is to align the interests of the Company and its subsidiaries, executive officers and stockholders by providing an incentive for the achievement of key corporate and individual performance measures that are critical to the success of the Company and linking a significant portion of each executive officer’s annual compensation to the achievement of such measures. The following is a brief summary of the material terms approved by the Board:

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

20. STATEMENTS OF CASH FLOWS

Supplemental disclosures of cash flow information for the fiscal years ended August 31, 2007 and 2006 consist of:

	2007	2006
Cash received (paid) during the year for income taxes	$119,229	$(35,305)

Cash paid during the year for interest	164,372	94,751

Common stock issued in lieu of accrued payroll (37,245 shares)	298,330	-

Increase in the Company’s investment in Corporate Joint
Ventures and accumulated other comprehensive loss due to
changes in exchange rates	709,109	310,687

21. QUARTERLY INFORMATION (UNAUDITED)

	Quarter Ended
	November 30	February 28	May 31	August 31
Fiscal year 2007:
Net sales	$4,617,374	$3,884,895	$4,407,798	$3,918,963
Gross profit	1,672,319	1,425,831	1,531,786	1,399,914
Income before income taxes	1,122,224	596,203	718,800	972,181
Income taxes	132,000	148,000	91,000	(185,000)
Net income	990,224	448,203	627,800	1,157,181

Net income per share:
Basic	$0.27	$0.12	$0.17	$0.32
Diluted	$0.27	$0.12	$0.17	$0.31

Weighted average common
shares assumed outstanding:
Basic	3,624,314	3,664,248	3,679,016	3,679,412
Diluted	3,665,677	3,690,260	3,708,626	3,713,366

	Quarter Ended
	November 30	February 28	May 31	August 31
Fiscal year 2006:
Net sales	$4,403,630	$3,775,693	$4,320,371	$4,105,270
Gross profit	1,674,519	1,460,448	1,561,011	1,562,549
Income before income taxes	905,985	235,730	687,963	143,387
Income taxes	272,000	31,000	(30,000)	(19,000)
Net income	633,985	204,730	717,963	162,387

Net income per share:
Basic	$0.18	$0.06	$0.20	$0.04
Diluted	$0.18	$0.06	$0.20	$0.04

Weighted average common
shares assumed outstanding:
Basic	3,589,993	3,597,815	3,610,993	3,614,246
Diluted	3,607,564	3,628,594	3,638,795	3,647,439

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

Changes in Internal Control over Financial Reporting

There was no change in NTIC’s internal control over financial reporting that occurred during the quarter ended August 31, 2007 that has materially affected, or is reasonably likely to materially affect NTIC’s internal control over financial reporting.

Item 8B. OTHER INFORMATION.

On November 16, 2007, NTIC’s Board of Directors, upon recommendation of the Compensation Committee of the Board, approved annual performance bonuses for NTIC’s executive officers, to be paid in cash and NTIC common stock as follows:

Name of Executive		Cash	NTIC Common
Officer	Title	Bonus ($)	Stock (Shares) (1)
G. Patrick Lynch	President and Chief Executive Officer	$61,827	6,214
Dr. Donald Kubik	Vice Chairman and Chief Technology Officer	$35,883	3,606
Matthew C. Wolsfeld	Chief Financial Officer and Secretary	$47,184	4,742

(1)

Number of shares of NTIC common stock were determined based on the dollar amount of the bonus to be paid in NTIC common stock divided by $9.98, which represents the closing sale price of a share of NTIC common stock on November 16, 2007, as reported by The American Stock Exchange.

PART III

Item 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The information required under Item 9 of Part III of this report is to be contained under the headings “Proposal One – Election of Directors — Information About Current Directors and Nominees,” “Proposal One – Election of Directors — Other Information About Current Directors and Nominees,” “Corporate Governance — Board of Directors and Committees of the Board,” “Corporate Governance,” “Other Matters – Section 16(a) Beneficial Ownership Reporting Compliance” and “Other Matters – Director Nominations” in NTIC’s definitive proxy statement to be filed with the SEC with respect to its next annual meeting of stockholders, which involves the election of directors and is incorporated herein by reference, or, if such proxy statement is not filed with the SEC within 120 days after the end of the fiscal year covered by this report, such information will be filed as part of an amendment to this report not later than the end of the 120-day period.

The information concerning NTIC’s executive officers and officers is included under Item 4A of Part I of this report under the heading “Executive Officers of Registrant” and is incorporated herein by reference.

During the fourth quarter of fiscal 2006, NTIC made no material changes to the procedures by which stockholders may recommend nominees to NTIC’s Board of Directors, as described in NTIC’s most recent proxy statement.

NTIC has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, as well as other employees and NTIC’s directors and meets the requirements of the SEC and The American Stock Exchange. A copy of NTIC’s Code of Ethics is filed as an exhibit to this report. NTIC intends to disclose any amendments to any waivers from a provision of NTIC’s code of ethics on a Form 8-K filed with the SEC.

Item 10. EXECUTIVE COMPENSATION.

The information required under Item 10 of Part III of this report is to be contained under the headings “Director Compensation” and “Executive Compensation” in NTIC’s definitive proxy statement to be filed with the SEC with respect to NTIC’s next annual meeting of stockholders, which involves the election of directors and is incorporated herein by reference, or, if such proxy statement is not filed with the SEC within 120 days after the end of the fiscal year covered by this report, such information will be filed as part of an amendment to this report not later than the end of the 120-day period.

Item 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required under Item 11 of Part III of this report is to be contained under the heading “Security Ownership of Principal Stockholders and Management” in NTIC’s definitive proxy statement to be filed with the SEC with respect to NTIC’s next annual meeting of stockholders, which involves the election of directors and is incorporated herein by reference, or, if such proxy statement is not filed with the SEC within 120 days after the end of the fiscal year covered by this report, such information will be filed as part of an amendment to this report not later than the end of the 120-day period.

Equity Compensation Plan Information

The following table summarizes outstanding options under NTIC’s equity compensation plans as of August 31, 2007. NTIC’s equity compensation plans as of August 31, 2007 were the Northern Technologies International Corporation 2007 Stock Incentive Plan, the Northern Technologies International Corporation 2000 Stock Incentive Plan, the Northern Technologies International Corporation 1994 Stock Incentive Plan and the Northern Technologies International Corporation Employee Stock Purchase Plan. No future options or other incentive awards will be granted under the Northern Technologies International Corporation 1994 Stock Incentive Plan and Northern Technologies International Corporation 2000 Stock Incentive Plan.

Except as otherwise stated below, options granted in the future under the Northern Technologies International Corporation 2007 Stock Incentive Plan are within the discretion of the Board of Directors and the Compensation Committee of the Board of Directors and therefore cannot be ascertained at this time.

	(a)	(b)	(c)
Number of Securities
Remaining Available for
	Number of Securities to	Weighted-Average	Future Issuance Under
	be Issued Upon Exercise	Exercise Price of	Equity Compensation Plans
	of Outstanding Options,	Outstanding Options,	(excluding securities
Plan Category	Warrants and Rights	Warrants and Rights	reflected in column (a))
Equity compensation plans
approved by security holders:	86,167	$6.64	494,923

Equity compensation plans not
approved by security holders	-	-	-
Total	86,167	$6.64	494,923

Under The American Stock Exchange rules, NTIC is required to disclose in its annual report the number of outstanding options and options available for grant under NTIC’s equity compensation plans as of September 1, 2006 and August 31, 2007. As of September 1, 2006, the number of securities to be issued upon exercise of outstanding options, warrants and rights were 119,334 shares at a weighted average exercise price of $5.32. The number of securities remaining available for future issuance under NTIC’s equity compensation plans (excluding securities to be issued upon exercise of outstanding options, warrants and rights) was 43,665 shares. This information as of August 31, 2007 is contained in the table above. NTIC’s only equity compensation plans under which shares of NTIC common stock may be issued are the Northern Technologies International Corporation 2007 Stock Incentive Plan, the Northern Technologies International Corporation 2000 Stock Incentive Plan, the Northern Technologies International Corporation 1994 Stock Incentive Plan and the Northern Technologies International Corporation Employee Stock Purchase Plan.

Item 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required under Item 12 of Part III of this report is to be contained under the headings “Related Party Relationships and Transactions” and “Corporate Governance—Director Independence” in NTIC’s definitive proxy statement to be filed with the SEC with respect to NTIC’s next annual meeting of stockholders, which involves the election of directors and is incorporated herein by reference, or, if such proxy statement is not filed with the SEC within 120 days after the end of the fiscal year covered by this report, such information will be filed as part of an amendment to this report not later than the end of the 120-day period.

Item 13. EXHIBITS.

(a) Exhibits

Reference is made to the Exhibit Index hereinafter contained, at page 66 of this report.

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

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required under Item 14 of Part III of this report is to be contained under the headings “Proposal Two – Ratification of Selection of Independent Registered Public Accounting Firm – Audit, Audit-Related, Tax and Other Fees” and “Proposal Two – Ratification of Selection of Independent Registered Public Accounting Firm – Audit Committee Pre-Approval Policy and Procedures” in NTIC’s definitive proxy statement to be filed with the SEC with respect to NTIC’s next annual meeting of stockholders, which involves the election of directors and is incorporated herein by reference, or, if such proxy statement is not filed with the SEC within 120 days after the end of the fiscal year covered by this report, such information will be filed as part of an amendment to this report not later than the end of the 120-day period.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

November __, 2007	By:
G. Patrick Lynch
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on November 16, 2007 in the capacities indicated.

Name	Title	Date
/s/ G. Patrick Lynch	President and Chief Executive Officer and	November __, 2007
G. Patrick Lynch	Director
(principal executive officer)

/s/ Matthew C. Wolsfeld, CPA	Chief Financial Officer and Corporate	November __, 2007
Matthew C. Wolsfeld, CPA	Secretary
(principal financial and accounting officer)

/s/ Pierre Chenu	Chairman of the Board	November 16, 2007
Pierre Chenu

/s/ Donald A. Kubik, Ph.D.	Vice Chairman of the Board and Chief	November 16, 2007
Donald A. Kubik, Ph.D.	Technology Officer

/s/ Dr. Sunggyu Lee	Director	November 16, 2007
Dr. Sunggyu Lee

/s/ Mark Mayers	Director	November 16, 2007
Mark Mayers

/s/ Dr. Ramani Narayan	Director	November 16, 2007
Dr. Ramani Narayan

/s/ Dr. Barry Rosenbaum	Director	November 16, 2007
Dr. Barry Rosenbaum

/s/ Mark J. Stone	Director	November 16, 2007
Mark J. Stone

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-KSB

FOR THE FISCAL YEAR ENDED AUGUST 31, 2007

Item No.	Item	Method of Filing
3.1	Restated Certificate of Incorporation of	Incorporated by reference to Exhibit
	Northern Technologies International	3.1 to NTIC’s Annual Report on Form
	Corporation	10-KSB for the fiscal year ended August
31, 2006 (File No. 001-11038)

3.2	Amended and Restated Bylaws of Northern	Incorporated by reference to Exhibit 3.1
	Technologies International Corporation	to NTIC’s Quarterly Report on Form
10-QSB for the fiscal quarter ended
November 30, 2005 (File No. 001-
11038)

10.1	Northern Technologies International	Incorporated by reference to Exhibit
	Corporation 1994 Stock Incentive Plan	10.3 to NTIC’s Annual Report on Form
10-KSB for the fiscal year ended August
31, 1993 (File No. 001-11038)

10.2	Form of Incentive Stock Option Agreement	Incorporated by reference to Exhibit
	for Northern Technologies International	10.1 to NTIC’s Annual Report on Form
	Corporation 1994 Stock Incentive Plan	10-KSB for the fiscal year ended August
31, 1993 (File No. 001-11038)

10.3	Form of Non-Qualified Stock Option	Incorporated by reference to Exhibit
	Agreement for Northern Technologies	10.2 to NTIC’s Annual Report on Form
	International Corporation 1994 Stock	10-KSB for the fiscal year ended August
	Incentive Plan	31, 1993 (File No. 001-11038)

10.4	Northern Technologies International	Incorporated by reference to Exhibit
	Corporation 2000 Stock Incentive Plan	10.4 to NTIC’s Annual Report on Form
10-KSB for the fiscal year ended August
31, 2000 (File No. 001-11038)

10.5	Form of Incentive Stock Option Agreement	Incorporated by reference to Exhibit
	for Northern Technologies International	10.5 to NTIC’s Annual Report on Form
	Corporation 2000 Stock Incentive Plan	10-KSB for the fiscal year ended August
31, 2000 (File No. 001-11038)

10.6	Form of Non-Qualified Stock Option	Incorporated by reference to Exhibit
	Agreement for Northern Technologies	10.6 to NTIC’s Annual Report on Form
	International Corporation 2000 Stock	10-KSB for the fiscal year ended August
	Incentive Plan	31, 2000 (File No. 001-11038)

Item No.	Item	Method of Filing
10.7	Northern Technologies International	Incorporated by reference to Exhibit
	Corporation 2007 Stock Incentive Plan	10.7 to NTIC’s Annual Report on Form
10-KSB for the fiscal year ended August
31, 2006 (File No. 001-11038)

10.8	Form of Incentive Stock Option Agreement	Incorporated by reference to Exhibit
	for Northern Technologies International	10.8 to NTIC’s Annual Report on Form
	Corporation 2007 Stock Incentive Plan	10-KSB for the fiscal year ended August
31, 2006 (File No. 001-11038)

10.9	Form of Non-Statutory Stock Option	Incorporated by reference to Exhibit
	Agreement for Northern Technologies	10.9 to NTIC’s Annual Report on Form
	International Corporation 2007 Stock	10-KSB for the fiscal year ended August
	Incentive Plan	31, 2006 (File No. 001-11038)

10.10	Form of Restricted Stock Agreement for	Incorporated by reference to Exhibit
	Northern Technologies International	10.10 to NTIC’s Annual Report on
	Corporation 2007 Stock Incentive Plan	Form 10-KSB for the fiscal year ended
August 31, 2006 (File No. 001-11038)

10.11	Northern Technologies International	Incorporated by reference to Exhibit
	Corporation Employee Stock Purchase Plan	10.11 to NTIC’s Annual Report on Form
10-KSB for the fiscal year ended August
31, 2006 (File No. 001-11038)

10.12	Consulting Agreement dated as of May 1,	Incorporated by reference to Exhibit
	2006 between Northern Technologies	10.1 to NTIC’s Current Report on Form
	International Corporation and Emeritushnic	8-K as filed with the Securities and
	Facilities Company, Inc.	Exchange Commission on May 22,
2006 (File No. 001-11038)

10.13	Description of Non-Employee Director	Filed herewith
Compensation Arrangements

10.14	Description of Executive Officer	Filed herewith
Compensation Arrangements

10.15	Commercial Note: Revolving Credit dated	Incorporated by reference to Exhibit
	August 6, 2004 by Northern Technologies	10.1 to NTIC’s Quarterly Report on
	International Corporation payable to National	Form 10-QSB for the fiscal quarter
	City Bank	ended May 31, 2005
(File No. 001-11038)

10.16	Commercial Note Addendum dated August 6,	Incorporated by reference to Exhibit
	2004 between Northern Technologies	10.2 to NTIC’s Quarterly Report on
	International Corporation and National City	Form 10-QSB for the fiscal quarter
	Bank	ended May 31, 2005
(File No. 001-11038)

Item No.	Item	Method of Filing
10.17	Security Agreement dated August 6, 2004	Incorporated by reference to Exhibit
	between Northern Technologies International	10.3 to NTIC’s Quarterly Report on
	Corporation and National City Bank	Form 10-QSB for the fiscal quarter
ended May 31, 2005
(File No. 001-11038)

10.18	Modification and Extension of Promissory	Incorporated by reference to Exhibit
	Note dated March 2, 2005 between Northern	10.4 to NTIC’s Quarterly Report on
	Technologies International Corporation and	Form 10-QSB for the fiscal quarter
	National City Bank	ended May 31, 2005
(File No. 001-11038)

10.19	Promissory Note Modification Agreement	Incorporated by reference to Exhibit
	dated January 30, 2006 between Northern	10.18 to NTIC’s Annual Report on
	Technologies International Corporation and	Form 10-KSB for the fiscal year ended
	National City Bank	August 31, 2006 (File No. 001-11038)

10.20	Promissory Note Modification Agreement	Incorporated by reference to Exhibit
	dated August 24, 2006 between Northern	10.19 to NTIC’s Annual Report on
	Technologies International Corporation and	Form 10-KSB for the fiscal year ended
	National City Bank	August 31, 2006 (File No. 001-11038)

10.21	Commercial Note dated as of May 3, 2006	Incorporated by reference to Exhibit
	issued by Northern Technologies Holding	10.6 to NTIC’s Current Report on Form
	Company, LLC to National City Bank	8-K as filed with the Securities and
Exchange Commission on May 9, 2006
(File No. 001-11038)

10.22	Mortgage dated as of May 3, 2006 between	Incorporated by reference to Exhibit
	Northern Technologies Holding Company,	10.7 to NTIC’s Current Report on Form
	LLC and National City Bank	8-K as filed with the Securities and
Exchange Commission on May 9, 2006
(File No. 001-11038)

10.23	Commercial Guaranty dated as of May 3,	Incorporated by reference to Exhibit
	2006 issued by Northern Technologies	10.8 to NTIC’s Current Report on Form
	International Corporation, as Guarantor	8-K as filed with the Securities and
Exchange Commission on May 9, 2006
(File No. 001-11038)

14.1	Code of Ethics	Incorporated by reference to Exhibit
14.1 to NTIC’s Annual Report on Form
10-KSB for the fiscal year ended August
31, 2004 (File No. 001-11038)

21.1	Subsidiaries of the Registrant	Filed herewith

23.1	Consent of Virchow, Krause & Company, LLP	Filed herewith

Item No.	Item	Method of Filing
31.1	Certification of President and Chief Executive
	Officer Pursuant to SEC Rule 13a-14(a), as	Filed herewith
adopted pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer	Filed herewith
Pursuant to SEC Rule 13a-14(a), as adopted
pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002

32.1	Certification of President and Chief Executive	Furnished herewith
Officer Pursuant to Rule 18 U.S.C. Section
1350, as adopted pursuant to Section 906 of
the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer	Furnished herewith
Pursuant to Rule 18 U.S.C. Section 1350, as
adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002