Form 10QSB
period 2007-11-30
NORTHERN TECHNOLOGIES INTERNATIONAL CORP
filed 2008-01-11
CIK 875582

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 ______________________________ FORM 10-QSB

(Mark one)
☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

November 30, 2007

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
Yes ☒   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Exchange Act).
Yes ☐   No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of January 11, 2008
Common Stock, $0.02 par value	3,720,522

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
FORM 10-QSB
November 30, 2007

TABLE OF CONTENTS

Description		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Consolidated Balance Sheets as of November 30, 2007 (unaudited) and
	August 31, 2007 (audited)	3

	Consolidated Statements of Operations (unaudited) for the Three Months Ended
	November 30, 2007 and 2006	4

	Consolidated Statements of Cash Flows (unaudited) for the Three Months Ended
	November 30, 2007 and 2006	5

	Notes to Consolidated Financial Statements	6-16

Item 2.	Management’s Discussion and Analysis or Plan of Operation	17-34

Item 3.	Controls and Procedures	35

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	36

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds and Small Business Issuer
	Purchases of Equity Securities	36

Item 5.	Other Information	36

Item 6.	Exhibits	37

SIGNATURE PAGE		38

EXHIBIT INDEX		39

____________________

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES – CONSOLIDATED BALANCE SHEETS as of November 30, 2007 (Unaudited) and August 31, 2007 (Audited)

	November 30,	August 31,
	2007	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$125,630	$244,499
Receivables:
Trade excluding corporate joint ventures, less allowance for doubtful
accounts of $20,000 & $30,000 at November 30, 2007 and August 31, 2007	1,841,290	1,622,420
Trade corporate joint ventures	527,751	642,518
Technical and other services, corporate joint ventures	1,750,235	1,514,139
Income taxes	13,765	29,755
Inventories	1,587,360	1,636,073
Prepaid expenses	383,424	184,407
Deferred income taxes	562,000	562,000
Total current assets	6,791,455	6,435,811

PROPERTY AND EQUIPMENT, net	3,784,700	3,792,461

OTHER ASSETS:
Investments in corporate joint ventures:
Industrial chemical	14,855,299	13,180,576
Industrial non-chemical	435,675	422,266
Deferred income taxes	779,500	779,500
Notes receivable	140,000	-
Note from employee	-	32,187
Industrial patents and trademarks, net	1,003,240	983,206
Goodwill	304,000	304,000
Other	404,253	366,749
	17,921,967	16,068,484
	$28,498,122	$26,296,756

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank overdrafts	$94,637	$-
Borrowings made on line of credit	693,000	-
Current portion of note payable	29,392	29,319
Accounts payable	1,260,244	1,337,443
Accrued liabilities:
Payroll and related benefits	520,221	1,025,858
Deferred joint venture royalties	216,000	192,000
Other	137,904	62,414
Total current liabilities	2,951,398	2,647,034

NOTE PAYABLE, NET OF CURRENT PORTION	1,204,486	1,211,528
MINORITY INTEREST	14,496	36,133

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value; authorized 10,000 shares; none issued and outstanding	-	-
Common stock, $0.02 par value per share; authorized 10,000,000
shares; issued and outstanding 3,720,522 and 3,683,016, respectively	74,410	73,660
Additional paid-in capital	5,140,096	4,755,146
Retained earnings	16,777,178	16,118,982
Accumulated other comprehensive income	2,336,058	1,454,273
Total stockholders’ equity	24,327,742	22,402,061
	$28,498,122	$26,296,756

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES - CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) THREE MONTHS ENDED NOVEMBER 30, 2007 AND 2006

	November 30,	November 30,
	2007	2006
NORTH AMERICAN OPERATIONS:
Net sales	$3,485,585	$4,617,374
Cost of sales	2,093,691	2,945,055
Gross profit	1,391,894	1,672,319

Operating expenses:
Selling	859,644	769,039
General and administrative	948,297	822,883
Lab and technical support	57,128	85,040
	1,865,069	1,676,962

NORTH AMERICAN OPERATING LOSS	(473,175)	(4,643)

CORPORATE JOINT VENTURES AND
HOLDING COMPANIES:
Equity in income of industrial chemical corporate
joint ventures and holding companies	1,073,034	592,990
Equity in income (loss) of industrial non-chemical
corporate joint ventures and holding companies	(18,352)	42,229
Fees for technical support and other services
provided to corporate joint ventures	1,393,795	1,132,841
Expenses incurred in support of corporate
joint ventures	(1,239,175)	(1,316,249)

INCOME FROM ALL CORPORATE JOINT	1,209,302	451,811
VENTURES AND HOLDING COMPANIES

INTEREST INCOME	495	935
INTEREST EXPENSE	(31,523)	(42,881)
OTHER INCOME	7,930	2,093
GAIN ON SALE OF ASSETS	1,529	724,495
MINORITY INTEREST	21,638	(9,586)

INCOME BEFORE INCOME TAX EXPENSE	736,196	1,122,224

INCOME TAX EXPENSE	78,000	132,000

NET INCOME	$658,196	$990,224

NET INCOME PER COMMON SHARE:
Basic	$0.18	$0.27
Diluted	$0.18	$0.27

WEIGHTED AVERAGE COMMON SHARES
ASSUMED OUTSTANDING:
Basic	3,692,153	3,624,314
Diluted	3,734,102	3,668,095

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES - CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) THREE MONTHS ENDED NOVEMBER 30, 2007 and 2006

	November 30,	November 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$658,196	$990,224
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Expensing of fair value of stock options vested	24,680	44,793
Depreciation expense	77,309	76,156
Amortization expense	35,384	40,211
Gain on sale of assets	(1,529)	(724,495)
Minority interest	(21,637)	9,586
Equity in (income) loss from corporate joint ventures:
Industrial chemical	(1,073,034)	(592,990)
Industrial non-chemical	18,352	(42,229)
Deferred joint venture royalties	24,000	24,000
Change in current assets and liabilities:
Receivables:
Trade excluding corporate joint ventures	(218,870)	(382,568)
Trade corporate joint ventures	114,767	75,293
Technical and other services receivables, corporate joint ventures	(236,096)	27,891
Income taxes	15,990	30,613
Inventories	48,713	20,124
Prepaid expenses and other	(199,017)	(133,853)
Employee note receivable	-	6,622
Accounts payable	(77,199)	221,694
Accrued liabilities	(95,877)	43,649
Net cash used in operating activities	(905,868)	(265,279)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint ventures:
Industrial chemical	(87,950)	(81,522)
Proceeds from the sale of assets	2,200	848,667
Dividends received from corporate joint ventures	336,285	19,978
Issuance of note receivable	(140,000)	-
Additions to property and equipment	(70,219)	(562,845)
Decrease in other assets	(9,697)	(58,716)
Additions to industrial patents	(51,038)	(29,864)
Net cash (used in) provided by investing activities	(20,419)	135,698

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	94,637	(299,109)
Repayment of note payable	(6,969)	(6,410)
Net borrowings made on line of credit	693,000	643,000
Proceeds from employee stock purchase plan	26,750	-
Net cash provided by financing activities	807,418	337,481

NET DECREASE IN CASH AND CASH EQUIVALENTS	(118,869)	207,900
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	244,499	299,117

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$125,630	$507,017

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. INTERIM FINANCIAL INFORMATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all necessary adjustments, which are of a normal recurring nature, and present fairly the consolidated financial position of Northern Technologies International Corporation and its subsidiaries (the “Company”) as of November 30, 2007 and the results of their operations for the three months ended November 30, 2007 and November 30, 2006 and their cash flows for the three months ended November 30, 2007 and November 30, 2006, in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).

These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s annual report on Form 10-KSB for the fiscal year ended August 31, 2007 and with the “Management’s Discussion and Analysis or Plan of Operation” section appearing in this quarterly report. Operating results for the three months ended November 30, 2007 are not necessarily indicative of the results that may be expected for the full fiscal year ending August 31, 2008.

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Effective September 1, 2007, we adopted the provisions of the FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken in a tax return. Under FIN 48, the impact of an uncertain tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on subsequent derecognition of tax positions, financial statement classification, recognition of interest and penalties, accounting in interim periods and disclosure and transition rules. The adoption of FIN 48 did not have a material impact on our financial condition, results of operations or cash flows.

As of August 31, 2007, we had $75,000 of unrecognized tax benefits. If recognized, $75,000 would have an impact on our effective tax rate. During the three months ended November 30, 2007, the unrecognized tax benefits have not increased or decreased materially. It is expected that the amount of unrecognized tax benefits will change in the next 12 months; however we can not reasonably estimate that change.

We recognize interest and penalties related to unrecognized tax benefits as a component of our income tax provision. This policy will not change as a result of the adoption of FIN 48. As of September 1, 2007, we recorded a liability of $11,300 for interest and penalties. The liability for the payment of interest and penalties did not materially change during the quarter ended November 30, 2007.

We operate in multiple tax jurisdictions, both within the United States and outside the United States. With certain exceptions, we are no longer subject to examination for tax years prior to 2004. Our tax filings for the years August 31, 2004 and August 31, 2005 were examined by the Internal Revenue Service. The examination has been concluded with the exception of the payroll tax issue discussed within Note 17 to these consolidated financial statements entitled “Commitments and Contingencies.”

On December 4, 2007, the FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51” (“Statement 160”). Statement 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, Statement 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. Statement 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, Statement 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. Statement 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. Statement 160 is effective for fiscal years, and interim periods within those fiscal years, beginning with the quarter ended November 30, 2008. Earlier adoption is prohibited.

On December 4, 2007, the FASB issued FASB Statement No. 141 (Revised 2007), “Business Combinations” (“FAS 141(R)”). FAS 141(R) will significantly change the accounting for business combinations. Under Statement 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. FAS 141(R) will change the accounting treatment for certain specific items, including:

  Acquisition costs will be generally expensed as incurred;
  Noncontrolling interests (formerly known as "minority interests” will be valued at fair value at the acquisition date);
  Acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies;
  In-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date;
  Restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and
  Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

FAS 141(R) also includes a substantial number of new disclosure requirements. The statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the fiscal year ended August 31, 2009. Earlier adoption is prohibited.

3. INVENTORIES

Inventories consisted of the following:

	November 30,	August 31,
	2007	2007
Production materials	$181,070	$183,658
Finished goods	1,406,291	1,452,415
	$1,587,360	$1,636,073

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	November 30,	August 31,
	2007	2007
Land	$310,365	$310,365
Buildings and improvements	3,048,101	3,048,103
Machinery and equipment	1,344,256	1,274,707
	4,702,722	4,633,175
Less accumulated depreciation	(918,022)	(840,714)
	$3,784,700	$3,792,461

The Company recognized a gain on the sale of land, building and equipment that previously served as its corporate headquarters of $724,495 during the three months ended November 30, 2006. This was a one-time sale and no additional gain is anticipated to be recognized relating to the building in the future as the entire sale was received in cash and the Company does not have any continued interest in the property sold.

5. INDUSTRIAL PATENTS AND TRADEMARKS, NET

Industrial patents and trademarks, net consisted of the following:

	November 30,	August 31,
	2007	2007
Patents and trademarks	$1,463,246	$1,412,209
Less accumulated amortization	(460,006)	(429,003)
	$1,003,240	$983,206

Patent and trademark costs are amortized over seven years once a patent or trademark is filed and approved. Amortization expense related to patents and trademarks was $31,004 and $40,213 for the three months ended November 30, 2007 and 2006, respectively. Amortization expense is estimated to approximate $140,000 in each of the next five fiscal years.

6. INVESTMENTS IN CORPORATE JOINT VENTURES

Composite financial information from the audited and unaudited financial statements of the Company’s joint ventures carried on the equity basis is summarized as follows:

	November 30,	August 31,
	2007	2007
Current assets	$48,001,145	$42,767,569
Total assets	54,939,063	49,312,491
Current liabilities	17,167,450	14,939,496

Noncurrent liabilities	5,564,480	4,971,199

Joint ventures’ equity	32,207,133	29,401,796
Northern Technologies International Corporation’s
share of Corporate Joint Ventures’ equity	$15,240,974	$13,602,842

	November 30,	November 30,
	2007	2006
Net sales	$23,944,115	$18,879,432
Gross profit	11,009,748	9,068,677
Net income	1,697,769	1,624,028
Northern Technologies International Corporation’s share of
equity in income of Corporate Joint Ventures	$1,054,682	$635, 219

The financial statements of the Company’s foreign joint ventures are prepared using accounting principles accepted in the joint ventures’ country of domicile. Amounts related to foreign joint ventures reported in the above tables and the accompanying financial statements have been adjusted to approximate US GAAP in all material respects.

During the three months ended November 30, 2007, the Company invested $87,950 in a non-industrial chemical joint venture in Thailand in addition to $143,000 previously invested in December 2006. The Company has a 50% ownership interest in the joint venture entity. The joint venture entity had no operations prior to the Company’s investment in December 2006. The total capitalization by both owners of the joint venture was $461,900 as of November 30, 2007.

7. GOODWILL

The Company tests goodwill annually for impairment and in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired. Goodwill at both November 30, 2007 and August 31, 2007 was $304,000.

8. CORPORATE DEBT

The Company has a revolving credit facility of $1,500,000 that expires on January 31, 2008. Outstanding amounts under the revolving credit facility bear interest at an annual rate based on LIBOR plus 2.25%. As of November 30, 2007, the interest rate was 7.49% and the average interest rate over the quarter ended November 30, 2007 and 2006 was 7.43% and 7.25%, respectively. Amounts borrowed under the facility are collateralized by a lien on substantially all of the Company’s assets, excluding its corporate joint venture interests, intellectual property rights and its Circle Pines headquarters. The credit documents contain other terms and provisions (including representations, covenants and conditions) customary for transactions of this type. Significant financial covenants include the maintenance of a minimum fixed charge coverage ratio of 1.0 to 1.0. The Company is in compliance with all covenants under the revolving credit facility. Outstanding balances were $693,000 and $0 as of November 30, 2007 and August 31, 2007, respectively.

The Company entered into a term loan with a principal amount of $1,275,000 that matures on May 1, 2011, bears interest at a fixed rate of 8.01% and is payable in 59 monthly payments equal to approximately $10,776 (inclusive of principal and interest). All of the remaining unpaid principal and accrued interest is due and payable on the maturity date. The term loan note is secured by a first lien on the Company’s Circle Pines facility pursuant to a Mortgage dated as of May 3, 2006 between Northern Technologies Holding Company LLC and National City Bank and is guaranteed by the Company. Future minimum principal payments on the term loan are as follows:

Fiscal 2008	$22,350
Fiscal 2009	$31,411
Fiscal 2010	$34,897
Fiscal 2011	$1,145,220

9. STOCKHOLDERS’ EQUITY

During the three months ended November 30, 2007, the Company did not purchase or retire any shares of its common stock and no stock options to purchase shares of the Company’s common stock were exercised. The Company granted stock bonuses under the Northern Technologies International Corporation 2007 Stock Incentive Plan for an aggregate of 33,595 shares of its common stock to various employees during the three months ended November 30, 2007. The fair value of the shares of the Company’s common stock as of the date of grant of the stock bonuses was $334,270, based on the closing sale price of a share of the Company’s common stock on that date.

During the three months ended November 30, 2006, the Company did not purchase or retire any shares of its common stock and no stock options were exercised. The Company granted stock bonuses under the Northern Technologies International Corporation 2000 Stock Incentive Plan for an aggregate of 37,245 shares of its common stock to various employees during the three months ended November 30, 2006. The fair value of the shares of the Company’s common stock as of the date of grant of the stock bonuses was $298,330, based on the closing sale price of a share of the Company’s common stock on that date.

10. TOTAL COMPREHENSIVE INCOME

The Company’s total comprehensive income was as follows:

	November 30,	November 30,
	2007	2006
Net income	$658,196	$990,224
Other comprehensive income: foreign currency translation adjustment	881,785	371,450
Total comprehensive income	$1,539,981	$1,361,674

11. NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share assumes the exercise of stock options using the treasury stock method, if dilutive.

No options to purchase shares of common stock were excluded from the computation of common share equivalents as of November 30, 2007 and November 30, 2006, as all stock option exercise prices were less than the average market price of a share of common stock.

12. STOCK-BASED COMPENSATION

The Company regularly grants stock options to individuals under various plans. In January 2007, the Company’s stockholders approved the Northern Technologies International Corporation 2007 Stock Incentive Plan and the Northern Technologies International Corporation Employee Stock Purchase Plan. The Compensation Committee of the Board of Directors administers both of the plans.

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

In addition to the 2007 Stock Incentive Plan, the Company also maintains the Northern Technologies International Corporation Employee Stock Purchase Plan (“ESPP”). The maximum number of shares of the Company’s common stock available for issuance under the ESPP is 100,000 shares, subject to adjustment as provided in the ESPP. The ESPP provides for six-month offering periods beginning on September 1 and March 1 of each year. The purchase price of the shares is 90% of the lower of the fair market value of the Company’s common stock at the beginning or end of the offering period. This discount may not exceed the maximum discount rate permitted for plans of this type under Section 423 of the Internal Revenue Code of 1986, as amended. The ESPP is compensatory for financial reporting purposes.

FASB Statement No. 123 (revised 2004), Share-Based Payment (“FAS 123(R)”) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on the fair value of the equity or liability instrument issued. The Company implemented FAS 123(R) on September 1, 2006, using the modified prospective transition method.

The Company granted options to purchase 37,140 and 14,000 shares of its common stock during the three months ended November 30, 2007 and 2006, respectively. The fair value of option grants is determined at date of grant, using the Black-Scholes option pricing model with the assumptions listed below. Based on these valuations, the Company recognized compensation expense of $24,680 and $44,793 during the three months ended November 30, 2007 and 2006, respectively, related to the options that vested during such time period. The stock-based expense recorded reduced after-tax net income per share by $0.01 and $0.02 for the three months ended November 30, 2007 and 2006, respectively. As of November 30, 2007, the total compensation cost for non-vested options not yet recognized in the Company’s statements of income was $172,738, net of estimated forfeitures. Additional stock-based compensation expense of $74,041 is expected through the remainder of fiscal year 2008, and expense of $54,843 and $43,854 is expected to be recognized during fiscal 2009 and 2010, respectively. Future option grants will impact the compensation expense recognized.

The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions and results for the grants:

	November 30,	November 30,
	2007	2006
Dividend yield	2.00%	2.00%
Expected volatility	42.0%	42.9%
Expected life of option	5 years	5 years
Average risk-free interest rate	3.84%	4.67%

Dividend yield and expected volatility are estimated using historical amounts that are anticipated to be consistent with current values. Expected life of option is based on the life of the option agreements. The risk free interest rate used is based on U.S. treasury rates appropriate for the expected term.

Stock option activity during the periods indicated is as follows:

		Weighted
		Average
	Number of	Exercise	Aggregate
	Shares (#)	Price	Intrinsic Value
Outstanding at August 31, 2007	86,167	$5.67
Granted	37,140	$9.32
Exercised	-	-
Terminated	-	-
Outstanding at November 30, 2007	123,307	$5.67	$488,930

Exercisable at August 31, 2007	28,672	$5.46
Exercisable at November 30, 2007	56,732	$5.62	$227,787

Available for future grant at November 30, 2007	328,098

The following table summarizes information about stock options outstanding and exercisable at November 30, 2007:

	Per Share	Remaining	Number of	Number of
Option Grant	Exercise	Contractual Life	Options	Options
Date	Prices	(years)	Outstanding (#)	Exercisable (#)
9/1/2003	$5.30	0.8	2,000	2,000
9/1/2004	5.25	1.8	4,000	4,000
11/12/2004	6.15	2.0	3,000	3,000
9/1/2005	5.75	2.8	10,000	6,670
11/4/2005	5.38	2.9	56,000	37,338
9/1/2006	8.01	3.8	10,000	3,335
1/23/2007	7.51	4.2	1,167	389
9/1/2007	8.01	4.8	12,000	0
11/16/2007	$9.95	5.0	25,140	0
			123,307	56,732

The weighted average fair value of options granted during the three months ended November 30, 2007 and 2006 was $3.54 and $2.95, respectively.

13. SEGMENT INFORMATION

Net sales by geographic location as a percentage of total consolidated net sales were as follows:

	November 30,	November 30,
	2007	2006
Inside the U.S.A. to unaffiliated customers	75.9%	80.4%
Outside the U.S.A. to:
Corporate Joint Ventures in which the Company is
a shareholder directly and indirectly	15.9	11.7
Unaffiliated customers	8.2	7.9
	100%	100%

One of the Company’s North American customers accounted for in the aggregate approximately 7.3% and 33.5% of the Company’s net sales for the three months ended November 30, 2007 and 2006 respectively, and $199,090 and $144,999 of the Company’s receivables at November 30, 2007 and August 31, 2007, respectively.

14. RETIREMENT PLAN

The Company has a 401(k) employee savings plan. Employees who meet certain age and service requirements may elect to contribute up to 15% of their salaries. The Company contributes the lesser of 50% of the participant’s contributions or 3.5% of the employee’s salary. The Company recognized expense for the savings plan of $40,987 and $26,426, for the three months ended November 30, 2007 and 2006, respectively.

15. RELATED PARTY TRANSACTIONS

On May 18, 2006, the Company and Emeritushnic Facilities Company, Inc. (“EFC”), an entity owned by the Company’s former Chairman of the Board and Chief Executive Officer and current Chairman Emeritus, Philip M. Lynch, and certain of his family members, excluding G. Patrick Lynch, the Company’s current President and Chief Executive Officer, entered into a Consulting Agreement, effective as of May 1, 2006. Pursuant to the Consulting Agreement, the Company has engaged EFC to perform certain consulting services to the Company, including maintaining communications and relations between the Company and its joint venture partners. In consideration for such services, the Company paid EFC consulting fees totaling $75,000 during both the three months ended November 30, 2007 and 2006, and reimbursed EFC for out-of-pocket expenses reasonably incurred in the course of providing such services in an aggregate amount of $48,554 and $47,085 for the three months ended November 30, 2007 and 2006, respectively. The Consulting Agreement provides for fees of $25,000 per month and up to $180,000 in expense reimbursement in a given fiscal year. Additionally, it may be terminated by either party for any reason upon at least 90 days prior written notice to the other party and may be terminated upon the occurrence of other certain events, as set forth in the Consulting Agreement. The Consulting Agreement also contains other standard and customary terms, including provisions regarding confidentiality, non-competition and non-solicitation.

The Company made consulting payments to Bioplastic Polymers LLC which is owned by Dr. Ramani Narayan, a director of the Company, of $25,000 on each of November 2, 2006, February 1, 2007, May 1, 2007 and August 1, 2007. The consulting services rendered by Bioplastic Polymers LLC are related to research and development associated with various new technologies and are contracted on an annual basis paid monthly and cancellable by the Company at any time. During the three months ended November 30, 2007, no payments were made to Bioplastic Polymers LLC; however, the Company has accrued expenses totaling $25,000 during the three months ended November 30, 2007. Additionally, the Company has been invoiced by Bioplastic Polymers LLC and is anticipating making payments totaling $100,000 by the end of fiscal year 2008.

The Company made consulting payments to Dr. Sunggyu Lee, a director of the Company, of $25,000 on November 28, 2006 and February 1, 2007. The consulting services rendered by Dr. Lee related to research and development associated with various new technologies. In May 2007, the consulting arrangement between the Company and Dr. Lee was terminated.

The Company pays rent for its Beachwood office and lab location to a related party. See Note 17.

16. INCOME TAXES

Reconciliations of the expected federal income tax at the statutory rate with the provisions for income taxes for the three months ended November 30 are as follows:

	November 30,	November 30,
	2007	2006
Tax computed at statutory rates	$265,000	$377,000
Tax effect on equity in income of international joint ventures	(380,000)	(213,000)
Tax effect on dividends received from corporate joint ventures	144,000	7,000
Research and development credit	(32,000)	(50,000)
Other	81,000	11,000
	$78,000	$132,000

17. COMMITMENTS AND CONTINGENCIES

In April 2007, REACT-NTI, LLC (“React LLC”), a company that is 75% owned by the Company, was served with a summons and complaint that was filed by Shamrock Technologies, Inc. (“Shamrock”) in state court in New York. This case has been removed to the Federal District Court for the Southern District of New York. The lawsuit seeks payment from React LLC of commissions in the approximate amount of $314,500 owed by React LLC under a license agreement between React LLC and Shamrock. The complaint alleges breach of the license agreement by React LLC and seeks damages in an unspecified amount for such breach as well as damages of approximately $300,000 for the alleged failure of React LLC to purchase from Shamrock certain inventory manufactured for sale to a customer. React LLC acknowledges that React LLC has not made payment for product in the approximate amount of $300,000 to Shamrock as the invoice for this was only received after Shamrock had already filed its complaint, but denies all of the claims of breach of the license agreement by it and believes that damages caused by Shamrock’s breach of the License Agreement and tortious conduct exceed any amounts owing to Shamrock. React LLC formally responded to the complaint after removal by moving to dismiss or stay because of Shamrock’s failure to comply with alternative dispute resolution procedures contained in the license agreement. By court order, the matter is presently stayed, and the parties will attempt mediation. If the mediation is unsuccessful, React LLC will both defend against Shamrock’s allegations and pursue counterclaims against Shamrock for breach of the license agreement and for tortious interference. Because this matter is in the early stage, the Company cannot estimate the possible loss or range of loss, if any, associated with its resolution. However, there can be no assurance that the ultimate resolution of the matter will not result in a material adverse effect on the Company’s business, financial condition or results of operations.

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

The Company is involved in a legal action in Finland whereby the Company sued a Finnish company for trademark infringement. Upon initiation of legal action, the courts seized the inventory of the Finnish company as contraband. The Company won the initial case, but has subsequently lost on appeal. The Company is currently appealing the latest court decision. The outcome of the appeal is unknown and any potential loss cannot be estimated at this time; however, the potential judgment or settlement resulting from the case could have a material impact on the financial position or results of operations of the Company due to claims against the Company related to expiration of inventory seized from the Finnish company. The Company has obtained a $600,000 stand-by letter of credit to potentially fund the Company’s obligations related to the courts in Finland against the defendant’s products that were seized as contraband. Advances made under the demand letter of credit will be made at the sole discretion of National City Bank and will be due and payable on demand. Any outstanding unpaid principal balance under the demand letter of credit bears interest at an annual rate based on LIBOR plus 2.25%. Interest is payable in arrears beginning on January 15, 2007 and on the 15th day of each month thereafter and on demand. Because the Company believes that it has valid legal grounds for appeal, it has determined that a loss is not probable at this time as defined by SFAS 5, “Accounting for Contingencies.” However, there can be no assurance that the ultimate resolution of the matter will not result in a material adverse effect on the Company’s business, financial condition or results of operations.

The Company is involved in various other legal actions arising in the normal course of business. Management is of the opinion that any judgment or settlement resulting from these pending or threatened actions would not have a material adverse effect on the Company’s financial position or consolidated results of operations.

In June 2007, the U.S. Internal Revenue Service concluded its audit of the Company’s U.S. federal income tax returns for fiscal 2004 and 2005. As a result of such audit, the Company paid the IRS approximately $25,000 in additional payroll taxes. The Company also agreed in principle with the IRS to adjustments that will result in the additional payment of approximately $60,000 in income tax and interest. As a result of the audit, the IRS has also taken the position that the Company failed to withhold and has assessed against the Company approximately $505,000 of payroll taxes and individual income taxes on travel and other expense reimbursements made to Philip M. Lynch, the Company’s former Chairman of the Board and Chief Executive Officer and current Chairman Emeritus, and commissions payments made to Inter Alia Holding Co. under that certain former Manufacturer’s Representative Agreement dated as of October 1, 1976 and as subsequently amended thereafter between the Company and Inter Alia, which agreement has since been terminated. Inter Alia beneficially owns approximately 24.9% of the Company’s outstanding common stock, and Philip M. Lynch, the Company’s former Chairman of the Board and Chief Executive Officer and current Chairman Emeritus, and G. Patrick Lynch, the Company’s current President and Chief Executive Officer, are shareholders of Inter Alia. The Company disagrees with the IRS’ position on withholding and is in the process of appealing the matter. Because the Company believes that it has valid legal grounds for appeal, it has determined that a loss is not probable at this time as defined by SFAS 5, “Accounting for Contingencies.” However, there can be no assurance that the ultimate resolution of the matter will not result in a material adverse effect on the Company’s business, financial condition or results of operations.

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

  The total amount available under the bonus plan will be up to 25% of the Company’s earnings before interest, taxes and other income (EBITOI) for the fiscal year ending August 31, 2008;

  The total amount available under the bonus plan will be $0 if EBITOI, as adjusted to take into account amounts to be paid under the bonus plan, fall below 70% of target EBITOI; and

  The payment of bonuses under the plan will be made in both cash and shares of the Company’s common stock, the exact amount and percentages of which will be determined by the Board, upon recommendation of the Compensation Committee, within a reasonable period of time after the completion of the Company’s financial statements for the fiscal year ending August 31, 2008.

18. STATEMENTS OF CASH FLOWS

The Company did not declare or pay any cash dividends during fiscal 2007 and as of January 11, 2008, had not declared or paid any cash dividends during fiscal 2008.

The Company issued 33,595 and 37,245 shares of common stock as stock bonuses under its stock incentive plans to various employees to satisfy $334,270 and $298,330 of accrued payroll liability during the quarter ended November 30, 2007 and 2006, respectively.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Management’s Discussion and Analysis provides material historical and prospective disclosures intended to enable investors and other users to assess NTIC’s financial condition and results of operations. Statements that are not historical are forward-looking and involve risks and uncertainties discussed under the headings “Forward-Looking Statements” and “Risk Factors” appearing elsewhere in this report. The following discussion of the results of the operations and financial condition of NTIC should be read in conjunction with NTIC’s consolidated financial statements and the related notes thereto included under Part I, Item 1 entitled “Financial Statements” of this report.

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

NTIC’s consolidated net sales in North America decreased 24.5% during the three months ended November 30, 2007 as compared to the three months ended November 30, 2006 primarily as a result of the anticipated loss of its React-NTI, LLC subsidiary’s most significant customer as discussed in more detail below under the heading “—Recent Development.” However, since the profit on React-NTI LLC’s product sales to this customer was extremely small, the effect on NTIC’s net income during the three months ended November 30, 2007 was not material. Net income decreased 33.5% to $658,196, or $0.18 per diluted common share, during the three months ended November 30, 2007 compared to $990,224, or $0.27 per diluted common share, during the three months ended November 30, 2006, primarily as a result of a one-time gain on sale of assets of $724,495 during the first three months of fiscal 2007. NTIC anticipates that its net sales will continue to decrease significantly during the remainder of fiscal 2008 compared to the same periods in fiscal 2007 as a result of the loss of the significant React-NTI customer. NTIC does not expect, however, that the decrease will have a material adverse effect on NTIC’s future consolidated net income.

Despite the decrease in NTIC’s consolidated net sales in North America, sales of NTIC’s rust and corrosion inhibiting products in North America increased during the three months ended November 30, 2007 compared to the same period in fiscal 2007. Net sales of NTIC’s Zerust® products increased 6.8% to $3,229,123 during the three months ended November 30, 2007 as compared to $3,023,384 during the three months ended November 30, 2006.

NTIC’s international rust and corrosion inhibiting product business has expanded significantly during the past several fiscal years. Total net sales of all of NTIC’s joint ventures increased 26.8% to $23,944,115 during the three months ended November 30, 2007 as compared to $18,879,432 during the three months ended November 30, 2006. The profits of NTIC’s corporate joint ventures are shared, however, by the respective corporate joint venture owners in accordance with their respective ownership percentages. In addition, NTIC’s receipt of funds as a result of sales by its joint ventures are dependent upon NTIC’s receipt of dividend distributions from the joint ventures and NTIC’s receipt of fees for technical and other support services that NTIC provides to its joint ventures based on the revenues of the joint ventures. NTIC typically owns 50% or less of its joint venture entities and thus does not control the decisions of these entities regarding whether to pay dividends and how much in dividends in any given year. NTIC’s income from its corporate joint ventures and holding companies increased 167.7% to $1,209,302 for the three months ended November 30, 2007 compared to $451,811 for the three months ended November 30, 2006.

In an effort to increase net sales, NTIC is in the process of expanding the application of its corrosion inhibiting technology to include solutions targeted at the oil and gas industry and its product line to include biodegradable and compostable plastics and machinery that converts waste plastics back into diesel, gasoline and mid-distillates. During fiscal 2008, NTIC expects to invest in aggregate between $2,800,000 and $3,200,000 in additional research and development and marketing efforts and resources into these new emerging businesses, product lines and markets. During the first quarter of fiscal 2008, NTIC invested approximately $715,564 in additional research and development and marketing efforts and resources into these new emerging businesses, product lines and markets. NTIC anticipates additional revenue from these new technologies in fiscal year ending August 31, 2008; however, no assurance can be provided that such new businesses will be successful or that NTIC will be successful in obtaining such additional revenue.

Recent Development

NTIC’s consolidated financial statements include the accounts of Northern Technologies International Corporation, its wholly owned subsidiaries, NTI Facilities, Inc. and Northern Technologies Holding Company, LLC, and its 75% owned subsidiary React-NTI LLC (“React-NTI”).

React-NTI is an industrial chemical corporate joint venture of NTIC that focuses on the development, manufacture and marketing of proprietary lines of bio-based additives with both industrial and personal care applications. Based on cotton, soy, corn and other renewable resources, React-NTI products outperform many synthetically derived competing alternatives. React-NTI’s target market includes NTIC’s existing industrial customer base, as well as the personal care and cosmetics industry. As of February 28, 2005, NTIC began fully consolidating this 75% owned subsidiary, which was previously accounted for using the equity method.

Since NTIC has been consolidating React-NTI, the sales of React-NTI included in NTIC’s consolidated net sales have consisted almost entirely of sales by React Inc., a 100% owned subsidiary of React-NTI, of proprietary ink additives to one customer. As previously disclosed by NTIC, during fourth quarter of fiscal 2007, this single customer notified React Inc. of the intent to purchase React’s remaining inventory of ink additives, but that after such inventory was depleted, the customer would not place any future orders with React Inc. Sales by React Inc. to this customer were pursuant to standard purchase orders and not pursuant to any agreement between React Inc. and this customer containing minimum purchase requirements or similar provisions obligating the customer to purchase future products from React Inc.

React-NTI had consolidated sales of $256,462 and $1,593,990 in the three months ended November 30, 2007 and the three months ended November 30, 2006, respectively. A vast majority of such sales by React-NTIC were from React Inc., which had sales of $248,160 during the three months ended November 30, 2007 and $1,571,640 during the three months ended November 30, 2006.

NTIC anticipates no additional sales for React Inc. after the three months ended November 30, 2007. Accordingly, the loss of React’s sole customer has had and is expected to continue to have a material adverse impact on NTIC’s consolidated net sales. However, since the profit on React’s sales of the ink additives to this customer was extremely small, the effect on NTIC’s net income during the three months ended November 30, 2007 was not material and NTIC does not expect that the anticipated continued decrease in net sales by React will have a material adverse effect on NTIC’s future consolidated net income.

Financial Overview

NTIC conducts all foreign transactions based on the U.S. dollar, except for its investments in various foreign corporate joint ventures and holding companies. The exchange rate differential relating to investments in foreign corporate joint ventures and holding companies is accounted for under the requirements of SFAS No. 52, “Foreign Currency Translation.” Since NTIC’s investments in its corporate joint ventures and holding companies are accounted for using the equity method, any changes in foreign currency exchange rates would be reflected as a foreign currency translation adjustment and would not change the equity in income of joint ventures and holding companies reflected in NTIC’s consolidated statement of income.

NTIC’s consolidated net sales decreased 24.5% during the three months ended November 30, 2007 as compared to the three months ended November 30, 2006 primarily as a result of the loss of React Inc’s principal customer as described above, partially offset by an increase in demand for Zerust® products. Net sales of React-NTI products decreased $1,337,528 to $256,462 during the three months ended November 30, 2007 as compared to the three months ended November 30, 2006. Net sales of Zerust® products increased 6.8% to $3,229,123 during the three months ended November 30, 2007 as compared to $3,023,384 during the three months ended November 30, 2006. As discussed in more detail above under the heading “—Recent Development,” NTIC anticipates that its net sales will significantly decrease during the remainder of fiscal 2008 compared to the same periods in fiscal 2007 as a result of the loss of a principal customer of a subsidiary of NTIC’s React-NTI joint venture.

Cost of sales as a percentage of net sales decreased to 60.0% in the three months ended November 30, 2007 as compared to 63.8% for the three months ended November 30, 2006 primarily as a result of the significant decrease during the three months ended November 30, 2007 as compared to the same period during fiscal 2007 of React Inc. sales which are sold at lower margins than NTIC’s Zerust® products.

NTIC spent $715,564 in the three months ended November 30, 2007 and $710,296 in the three months ended November 30, 2006 in connection with its research and development activities. NTIC anticipates that it will spend between $2,800,000 and $3,200,000 in total during fiscal 2008 on research and development activities related to its new technologies. These fees are accounted for in the “Expenses incurred in support of corporate joint ventures” section of NTIC’s consolidated statements of income.

Total net sales of all of NTIC’s joint ventures increased 26.8% to $23,944,115 during the three months ended November 30, 2007 as compared to $18,879,432 during the three months ended November 30, 2006. NTIC’s equity in income of corporate joint ventures and holding companies increased 66.1% to $1,054,682 during the three months ended November 30, 2007 as compared to $635,219 during the three months ended November 30, 2006. NTIC also recognized increased fee income for such technical and support services during the three months ended November 30, 2007 as compared to the three months ended November 30, 2006 as a result of the increase in total net sales of the joint ventures. NTIC incurred decreased direct expenses related to its corporate joint ventures and holding companies during the three months ended November 30, 2007 as compared to the three months ended November 30, 2006. NTIC’s income from its corporate joint ventures and holding companies increased 167.7% to $1,209,302 for the three months ended November 30, 2007 compared to $451,811 for the three months ended November 30, 2006.

NTIC’s working capital was $3,840,057 at November 30, 2007, including $125,630 in cash and cash equivalents. Additionally, as of November 30, 2007, NTIC had borrowings under its $1,500,000 revolving credit facility of $693,000. The revolving credit facility expires on January 31, 2008. NTIC intends to renew or replace this facility on or prior to the January 31, 2008 maturity date.

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

Results of Operations

The following table sets forth NTIC’s results of operations for the three months ended November 30, 2007 and 2006.

	November 30,	% of Net	November 30,	% of Net		%
	2007	Sales	2006	Sales	$ Change	Change
Net sales	$3,485,585	100.0%	$4,617,374	100.0%	(1,131,789)	(24.5%)
Cost of goods sold	2,093,691	60.0%	2,945,055	63.8%	(851,364)	(28.9%)
Selling expenses	859,644	24.66%	769,039	16.7%	90,605	11.8%
General and administrative expenses	948,297	27.2%	822,883	17.8%	125,414	15.2%
Lab and technical support expenses	57,128	1.6%	$85,040	1.8%	(27,912)	(32.8%)

Net Sales. NTIC’s net sales originating in the United States decreased during the three months ended November 30, 2007 compared to the same period in fiscal 2007 primarily as a result of the loss of the principal customer of React Inc. as discussed in more detail above under the heading “—Recent Development,” partially offset by an increase in demand for Zerust® products sold to existing customers.

Cost of Goods Sold. Cost of goods sold decreased as a percentage of net sales for the three ended November 30, 2007 compared to the same period in fiscal 2007 primarily as a result of the significant decrease of React Inc. sales which are sold at lower margins than NTIC’s Zerust® products

Selling Expenses. NTIC’s selling expenses increased for the three months ended November 30, 2007 compared the same period in fiscal 2007 primarily as a result of increases in (i) marketing trial expenses of $56,000, (ii) new employee hire expense of $40,000 and (iii) salary and related benefit expenses of $40,000, partially offset by decreases in travel and related expenses of $18,000. Selling expenses as a percentage of net sales increased significantly due to the decrease in React Inc. net sales that is discussed in more detail above under the heading “—Recent Development” for the three months ended November 30, 2007 compared to same period in fiscal 2007.

General and Administrative Expenses. NTIC’s general and administrative expenses increased for the three months ended November 30, 2007 compared to same period in fiscal 2007 primarily as a result of increases in (i) audit and tax expense of $134,000 and (ii) salary and benefits expenses of $25,000, partially offset by decreases in (i) information technology expenses of $25,000 and (ii) insurance expense of $37,000. As a percentage of net sales, general and administrative expenses increased significantly due to the decrease in React Inc. net sales that is discussed in more detail above under the heading “—Recent Development” for the three months ended November 30, 2007 compared to same period in fiscal 2007.

NTIC includes expenses in general and administrative expenses that provide benefit to the various joint ventures in addition to providing benefit to NTIC’s North American operations, including specifically, expenses associated with information technology, general insurance, building expenses, audit and tax and directors fees.

Lab and Technical Support Expenses. NTIC’s lab and technical support expenses decreased slightly for the three months ended November 30, 2007 compared to the same period in fiscal 2007. As a percentage of net sales, lab and technical support expenses remained relatively stable for the three months ended November 30, 2007 compared to same period in fiscal 2007.

International Corporate Joint Ventures and Holding Companies. Net sales of NTIC’s corporate joint ventures in fiscal 2007 and fiscal 2006, excluding React-NTI LLC, were as follows:

	Three Months	Three Months
	Ended	Ended
	November 30,	November 30,
	2007	2006
Industrial chemical	$23,626,448	$18,320,653
Non-industrial chemical	317,667	558,780
Total	$23,944,115	$18,879,433

NTIC had equity in income of corporate joint ventures and holding companies of $1,054,682 during the three months ended November 30, 2007 as compared to $635,219 during the three months ended November 30, 2006. The increase in equity in income was due to the significant increase in sales and profitability from the corporate joint ventures as a whole due to increasing global demand of NTIC’s Zerust® products and services.

NTIC receives fees for technical and other support services it provides to its corporate joint ventures based on the revenues of the individual corporate joint ventures. NTIC recognized fee income for such support of $1,393,795 in the three months ended November 30, 2007 compared to $1,132,841 during the same period in fiscal 2007. The increase in fees for technical and other support to its corporate joint ventures was due to the significant increase in total net sales of the corporate joint ventures and the weakening of the United States dollar.

NTIC sponsors a worldwide corporate joint venture conference approximately every four to five years in which all of its corporate joint ventures are invited to participate. The most recent conference was in August 2005 and the next corporate joint venture conference is scheduled to be held in 2008 or 2009. NTIC defers a portion of its technical and other support fees received from its corporate joint ventures in each accounting period leading up to the conference, reflecting that NTIC has not fully earned the payments received during that period. There was $24,000 of deferred income recorded during the three months ended November 30, 2007 bringing the total deferred accrual for the conference to $216,000 at November 30, 2007. The costs associated with these joint venture conferences are offset against the deferral as incurred, generally in the period in which the conference is held and immediately before.

NTIC incurred direct expenses related to its corporate joint ventures and the holding companies of $1,239,175 during the three months ended November 30, 2007 compared to $1,316,249 in the same period in fiscal 2007. These expenses include: product and business development, consulting, travel, technical and marketing services to existing joint ventures, legal fees related to the establishment of new joint ventures, registration and promotion and legal defense of worldwide trademarks and legal fees incurred in the filing of patent applications for new technologies to which NTIC acquired certain rights. The decrease in direct expenses incurred relating to NTIC’s corporate joint ventures and holding companies during the three months ended November 30, 2007 compared to the three months ended November 30, 2006 was attributable to decreases of (i) lab testing and lab supplies of $22,000, (ii) consulting expense of $26,000, (iii) legal expense of $97,000, partially offset by increases in (i) expenses related to employee wages of $46,000, (ii) travel and related expenses of $15,000, and (iv) miscellaneous expenses of $36,000.

Interest Income. NTIC’s interest income decreased to $495 during the three months ended November 30, 2007 compared to $935 for the same period in fiscal 2007 due to a lower average invested cash balances during the most recent period.

Interest Expense. NTIC’s interest expense decreased to $31,523 during the three months ended November 30, 2007 compared to $42,881 for the same period in fiscal 2007 due to a lower average outstanding debt and a decrease in interest rates during the most recent period.

Gain on sale of assets. NTIC recognized a gain on the sale of land, building and equipment that previously served as NTIC’s corporate headquarters of $724,495 during the three months ended November 30, 2006. This was a one-time sale and no additional gain was recognized or is anticipated to be recognized relating to the building in the future. NTIC did recognize a gain on sale of assets of $1,529 during the three months ended November 30, 2007.

Income Before Income Tax Expense. Income before income tax expense decreased $386,028 to $736,196 during the three months ended November 30, 2007 compared to $1,122,224 for the same period in fiscal 2007.

Income Tax Expense. Income tax expense during the three months ended November 30, 2007 and 2006 was calculated based on management’s estimate of NTIC’s annual effective income tax rate. NTIC’s annual effective income tax rate during the three months ended November 30, 2007 and 2006 was lower than the statutory rate primarily due to NTIC’s equity in income of corporate joint ventures being recognized based on after-tax earnings of these entities. To the extent joint ventures’ undistributed earnings are distributed to NTIC, it is not expected to result in any material additional income tax liability after the application of foreign tax credits.

Liquidity and Capital Resources

Sources of Cash and Working Capital. As of November 30, 2007, NTIC’s working capital was $3,840,057, including $125,630 in cash and cash equivalents, compared to working capital of $3,788,777, including $244,499 in cash and cash equivalents, as of August 31, 2007.

NTIC has a revolving credit facility that expires on January 31, 2008 that NTIC expects to renew prior to the January 31, 2008 maturity date. Outstanding amounts under the revolving credit facility bear interest at an annual rate based on LIBOR plus 2.25%. As of November 30, 2007, the interest rate was 7.49%. Amounts borrowed under the facility are collateralized by a lien on substantially all of NTIC’s assets, excluding its corporate joint venture interests, intellectual property rights and its Circle Pines headquarters. The credit documents contain other terms and provisions, including representations, covenants and conditions, customary for transactions of this type. Significant financial covenants include minimum fixed charge coverage ratio of 1.0 to 1.0. Other covenants include a prohibition on any merger or consolidation without prior consent of the lender and restrictions on future credit extensions and non-equity investments and the incurrence of additional indebtedness without the lender’s prior consent. NTIC is in compliance with all covenants under the revolving credit facility. The facility contains customary events of default, including nonpayment of principal or other amounts when due; breach of covenants; inaccuracy of representations and warranties; cross-default and/or cross-acceleration to other indebtedness; non-compliance with laws; certain voluntary and involuntary bankruptcy events; judgments entered against NTIC; and a sale of material assets. If an event of default occurs and is continuing, the lender may, among other things, terminate its obligations thereunder and require NTIC to repay all amounts thereunder. As of November 30, 2007, there was $693,000 outstanding under the facility. NTIC has the right to prepay the facility at any time without premium or penalty. The line of credit is subject to a borrowing base calculation and at November 30, 2007, NTIC had $807,000 available.

NTIC believes that a combination of its existing cash and cash equivalents, forecasted cash flows from future operations, distributions of earnings and technical assistance fees to NTIC from its joint venture investments and funds available through existing or anticipated financing arrangements, will continue to be adequate to fund its operations, capital expenditures, debt repayments and any stock repurchases for at least the next twelve months. In an effort to increase net sales, NTIC is in the process of expanding the application of its corrosion inhibiting technology into the oil and gas industry and its product line to include biodegradable and compostable plastics and machinery that converts waste plastics back into diesel, gasoline and mid-distillates. During the remainder of fiscal 2008, NTIC expects to invest additional research and development and marketing efforts and resources into these new emerging businesses, product lines and markets. In order to take advantage of such new product and market opportunities to expand its business and increase its revenues, NTIC may decide to finance such opportunities by increasing borrowings under its line of credit or raising additional financing through the issuance of debt or equity securities. There is no assurance that any financing transaction will be available on terms acceptable to NTIC or at all, or that any financing transaction will not be dilutive to NTIC’s current stockholders.

Uses of Cash and Cash Flows. Cash flows used in operations for the three months ended November 30, 2007 was $905,868, which resulted principally from net income, depreciation and amortization expense, inventories and trade corporate joint ventures being offset by equity income of corporate joint ventures, trade excluding corporate joint ventures, technical and other services receivable, prepaid expenses, accounts payable and accrued liabilities. Cash flows used in operations for the three months ended November 30, 2006 was $265,279, which resulted principally from net income, depreciation and amortization expense, inventories and accounts payable being offset by equity income of corporate joint ventures, trade excluding corporate joint ventures, prepaid expenses, gain on sale of assets and accrued liabilities.

Net cash used in investing activities for the three months ended November 30, 2007 was $20,419 which comprised of proceeds from the dividends received from corporate joint ventures, offset by additions to property and equipment, loans made and investments in joint ventures. Net cash provided by investing activities for the three months ended November 30, 2006 was $135,698, which resulted from additions to property and equipment and industrial patents, offset by proceeds from the sale of assets and dividends received from corporate joint ventures.

Net cash provided by financing activities for the three months ended November 30, 2007 was $807,418, which resulted primarily from borrowings on the line of credit, proceeds from the employee stock purchase plan and bank overdrafts. Net cash provided by financing activities for the three months ended November 30, 2006 was $337,481, which resulted primarily from borrowings on the line of credit, offset by repayment of bank overdrafts.

Capital Expenditures and Commitments. NTIC had no material lease commitments as of November 30, 2007, except a lease agreement entered into by NTI Facilities, Inc., a subsidiary of NTIC, for approximately 16,994 square feet of office, manufacturing, laboratory and warehouse space in Beachwood, Ohio, requiring monthly payments of $17,500, which are adjusted annually according to the annual consumer price index, through November 2014.

NTIC moved its corporate headquarters in September 2006. NTIC purchased the real estate and 40,000 square feet building in which its new corporate headquarters is located pursuant to a like-kind exchange transaction within the meaning of Section 1031 of the Internal Revenue Code of 1986, as amended, for a purchase price of $1,475,000. To finance the transaction, NTIC obtained a secured term loan in the principal amount of $1,275,000. The term loan matures on May 1, 2011, bears interest at a fixed rate of 8.01% and is payable in 59 monthly installments equal to approximately $10,776 (inclusive of principal and interest) commencing June 1, 2006. All of the remaining unpaid principal and accrued interest is due and payable on the May 1, 2011 maturity date. The loan is secured by a first lien on the real estate and building.

NTIC sold the real property and building in which NTIC’s former Lino Lakes corporate headquarters was located for a purchase price of $870,000 on September 8, 2006. The net book value of the building held for sale was $89,636 and the closing costs and fees associated with the sale of the property was $46,571. The gain on sale of the property was $724,495.

NTIC has no post-retirement benefit plan and does not anticipate establishing any post-retirement benefit program.

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

Inflation and Seasonality

Inflation in the U.S. and abroad historically has had little effect on NTIC’s business, results of operations or financial condition. NTIC’s business has not historically been seasonal.

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

NTIC’s revolving credit facility bears interest at a rate based on LIBOR and thus may subject NTIC to some market risk on interest rates. The outstanding balance under this facility as of November 30, 2007 was $693,000.

Related Party Transactions

See note 15 to NTIC’s consolidated financial statements for related party transaction disclosure.

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

Investments in Corporate Joint Ventures

NTIC’s investments in corporate joint ventures are accounted for using the equity method, except for React-NTI LLC which has been fully consolidated, due to the adoption of FIN 46R. Periodically, NTIC evaluates the investments for any impairment and assesses the future cash flow projections to determine if there are any going concern issues. If an investment were determined to be impaired, then a reserve would be created to reflect the impairment on the financial results of NTIC. NTIC’s evaluation of its investments in corporate joint ventures requires NTIC to make assumptions about future cash flows of its corporate joint ventures. These assumptions require significant judgment and actual results may differ from assumed or estimated amounts. NTIC’s investments in corporate joint ventures were $15,290,974 and $13,602,842 as of November 30, 2007 and August 31, 2007, respectively.

Principles of Consolidation

The consolidated financial statements include the accounts of Northern Technologies International Corporation, its wholly owned subsidiaries, NTI Facilities, Inc. and Northern Technologies Holding Company, LLC, and its 75% owned subsidiary, React-NTI LLC. All significant intercompany transactions and balances have been eliminated in consolidation.

Accounts and Notes Receivable

NTIC values accounts and notes receivable, net of an allowance for doubtful accounts. Each quarter, NTIC prepares an analysis of its ability to collect outstanding receivables that provides a basis for an allowance estimate for doubtful accounts. In doing so, NTIC evaluates the age of its receivables, past collection history, current financial conditions of key customers, and economic conditions. Based on this evaluation, NTIC establishes a reserve for specific accounts and notes receivable that it believes are uncollectible, as well as an estimate of uncollectible receivables not specifically known. Deterioration in the financial condition of any key customer or a significant slowdown in the economy could have a material negative impact on NTIC’s ability to collect a portion or all of the accounts and notes receivable. NTIC believes that an analysis of historical trends and its current knowledge of potential collection problems provide NTIC with sufficient information to establish a reasonable estimate for an allowance for doubtful accounts. However, since NTIC cannot predict with certainty future changes in the financial stability of its customers, NTIC’s actual future losses from uncollectible accounts may differ from its estimates. In the event NTIC determined that a smaller or larger uncollectible accounts reserve is appropriate, NTIC would record a credit or charge to selling expense in the period that it made such a determination. Accounts receivable have been reduced by an allowance for uncollectible accounts of $20,000 and $30,000 at November 30, 2007 and August 31, 2007, respectively.

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

Stock-Based Compensation

In December 2004, FASB published FASB Statement No. 123 (revised 2004), “Share-Based Payment.” FAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. FAS 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. FAS 123(R) is a replacement of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretive guidance. The effect of FAS 123(R) is to require entities to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award. FAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in FAS 123(R). NTIC implemented FAS 123(R) on September 1, 2006, using the modified prospective transition method.

Forward-Looking Statements

This report contains not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by those sections. In addition, NTIC or others on its behalf may make forward-looking statements from time to time in oral presentations, including telephone conferences and/or web casts open to the public, in press releases or reports, on NTIC’s Internet web sites or otherwise. All statements other than statements of historical facts included in this report that address activities, events or developments that NTIC expects, believes or anticipates will or may occur in the future are forward-looking statements including, in particular, the statements about NTIC’s plans, objectives, strategies and prospects regarding, among other things, its financial condition, results of operations and business. NTIC has identified some of these forward-looking statements with words like “believe,” “may,” “could,” “might,” “forecast,” “possible,” “potential,” “project,” “will,” “should,” “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate,” “approximate” or “continue” and other words and terms of similar meaning. These forward-looking statements may be contained in the notes to NTIC’s consolidated financial statements and elsewhere in this report, including under the heading “Part 1. Financial Information. Item 2. Management’s Discussion and Analysis or Plan of Operation.”

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

A significant portion of NTIC’s historical consolidated net sales were dependent upon a single customer, which has indicated a desire not to purchase any future products from NTIC or its subsidiaries. As a result, NTIC’s future consolidated net sales will be materially harmed.

A customer of NTIC’s React-NTI, LLC joint venture accounted for, in the aggregate, approximately 28.0% and 26.6% of NTIC’s consolidated net sales for the fiscal year ended August 31, 2007 and 2006. As described in more detail under the heading “Part I. Financial Information. Item 2. Management’s Discussion and Analysis or Plan of Operation—Recent Development,” during fourth quarter of fiscal 2007, this customer notified React that it would place future orders for React’s remaining inventory of ink additives, but that after such inventory was purchased, the customer would not place any future orders. The loss of this customer had a material adverse impact on NTIC’s consolidated net sales during the first quarter of fiscal 2008 and NTIC anticipates that the loss of this customer will continue to have a material adverse impact on NTIC’s consolidated net sales thereafter. However, since the margins on React’s sales of the ink additives to this customer were extremely small, the loss of this customer did not have a material adverse effect on NTIC’s consolidated net income for the first quarter of fiscal 2008 and NTIC does not expect that the anticipated continued decrease in net sales by React will have a material adverse effect on NTIC’s future consolidated net income. No assurance can be provided, however, that the loss of this customer will not have a material adverse effect on NTIC’s future consolidated net income.

The automotive industry in the United States has experienced contraction in recent years thus resulting in decreased demand for NTIC’s Zerust® products in the United States, which has adversely affected and may continue to adversely affect NTIC’s net sales from North American operations and net income.

During the fiscal year ended August 31, 2007 and during the three months ended November 30, 2007, over 70% and 75.9%, respectively, of NTIC’s consolidated net sales were derived from the sales of Zerust® rust and corrosion inhibiting packaging products and services. Most of these products and services were sold to customers in the automotive industry and to a lesser extent to customers in the electronics, electrical, mechanical, military and retail consumer markets. The automotive industry in the United States has experienced contraction in recent years and is not expected to improve in the foreseeable future, which may result in a continued adverse effect on NTIC’s net sales from North American operations and net income. While NTIC intends to increase marketing efforts of its Zerust® products and services to customers in other target industries, no assurance can be provided that NTIC will be successful in doing so or will recognize increased sales from such new target markets.

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

A significant portion of NTIC’s consolidated net sales, including corporate joint venture sales, are generated outside of the U.S. and NTIC intends to continue to expand its international operations. NTIC’s international operations require management attention and financial resources and expose NTIC to difficulties and risks presented by international economic, political, legal, accounting and business factors.

NTIC offers direct on-site technical support on rust and corrosion issues in over 50 countries, and operates a marketing, distribution, and technical network through joint ventures in North America, South America, Europe, Asia and the Middle East. NTIC’s consolidated net sales, including the corporate joint venture sales, outside the United States were 24.1% and 20.8% of its total consolidated net sales for the three months ended November 30, 2007 and for the fiscal year ended August 31, 2007, respectively. One of NTIC’s strategic objectives is to expand its international operations. NTIC has recently entered into joint ventures in Indonesia, the Ukraine, Thailand and the United Arab Emirates. The expansion of NTIC’s existing international operations and entry into additional international markets requires management attention and financial resources. Many of the countries in which NTIC sells its products directly or indirectly through its corporate joint ventures, are, to some degree, subject to political, economic and/or social instability. NTIC’s international operations expose NTIC and its joint venture partners, representatives, agents and distributors to risks inherent in operating in foreign jurisdictions. These risks include:

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

NTIC’s liquidity and financial position rely on dividend distributions from its corporate joint ventures. During the three months ended November 30, 2007 and the fiscal year ended August 31, 2007, NTIC received approximately $336,286 and $1,643,000, respectively, in dividends from its corporate joint ventures. Because NTIC typically owns only 50% or less of its joint venture entities, NTIC does not control the decisions of these entities regarding whether to pay dividends and how much in dividends should be paid in any given year. Thus, NTIC cannot guarantee that any of its joint ventures will pay dividends in any given year. The failure of NTIC’s joint ventures to declare dividends in amounts typically expected by NTIC could adversely affect NTIC’s liquidity and financial position.

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

One of NTIC’s principal stockholders beneficially owns 24.9% of NTIC’s outstanding common stock and is affiliated with NTIC’s President and Chief Executive Officer and thus may be able influence matters requiring stockholder approval, including the election of directors, and could discourage or otherwise impede a transaction in which a third party wishes to purchase NTIC’s outstanding shares at a premium.

As of November 16, 2007, Inter Alia Holding Company beneficially owned approximately 24.9% of NTIC’s outstanding common stock. Inter Alia is an entity owned by, among others, G. Patrick Lynch, NTIC’s President and Chief Executive Officer and a director, and Philip M. Lynch, NTIC’s former Chairman of the Board and Chief Executive Officer and current Chairman Emeritus. G. Patrick Lynch is the son of Philip M. Lynch. Messrs. G.P. Lynch and P.M. Lynch share voting and dispositive power of shares of NTIC’s common stock held by Inter Alia Holding Company. As a result of his share ownership through Inter Alia and his position as President and Chief Executive Officer and a director of NTIC, Mr. G.P. Lynch may be able to influence the affairs and actions of NTIC, including matters requiring stockholder approval, such as the election of directors and approval of significant corporate transactions. The interests of Messrs. G.P. Lynch and Inter Alia may differ from the interests of NTIC’s other stockholders. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of NTIC, could deprive NTIC’s stockholders of an opportunity to receive a premium for their common stock as part of a sale or merger of NTIC and may negatively affect the market price of NTIC’s common stock. Transactions that could be affected by this concentration of ownership include proxy contests, tender offers, mergers or other purchases of common stock that could give stockholders the opportunity to realize a premium over the then-prevailing market price for shares of NTIC’s common stock.

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

NTIC holds patents relating to various aspects of its products and believes that proprietary technical knowhow is critical to many of its products. Proprietary rights relating to NTIC’s products are protected from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents or are maintained in confidence as trade secrets. NTIC cannot be certain that it will be issued any patents from any pending or future patent applications owned by or licensed to NTIC or that the claims allowed under any issued patents will be sufficiently broad to protect its technology. In the absence of patent protection, NTIC may be vulnerable to competitors who attempt to copy NTIC’s products or gain access to its trade secrets and know-how. NTIC’s competitors may initiate litigation to challenge the validity of NTIC’s patents, or they may use their resources to design comparable products that do not infringe NTIC’s patents. NTIC may incur substantial costs if its competitors initiate litigation to challenge the validity of its patents or if it initiates any proceedings to protect its proprietary rights and if the outcome of any such litigation is unfavorable to NTIC, its business and operating results could be materially adversely affected.

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

One of NTIC’s strategies is to enhance its existing products and develop and market new products that respond to customer needs. NTIC may not be able to compete effectively with its competitors unless NTIC can keep up with existing or new products in the markets in which it competes. Product development requires significant financial and other resources. Although in the past NTIC has implemented lean manufacturing and other productivity improvement initiatives to provide investment funding for new products, NTIC cannot assure you that it will be able to continue to do so in the future. Product improvements and new product introductions also require significant planning, design, development and testing at the technological, product, and manufacturing process levels and NTIC may not be able to timely develop product improvements or new products. NTIC’s competitors’ new products may beat NTIC’s products to market, may be more effective or less expensive than NTIC’s products or render NTIC’s products obsolete. Any new products that NTIC may develop may not receive market acceptance or otherwise generate any meaningful net sales or profits for NTIC relative to its expectations, based on, among other things, existing and anticipated investments in manufacturing capacity and commitments to fund advertising, marketing, promotional programs, and research and development.

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

NTIC is party to several litigation matters and an audit matter with the U.S. Internal Revenue Service as described in more detail in Note 17 to NTIC’s consolidated financial statements. Such litigation and audit matter are costly and may adversely affect NTIC’s operating results and financial condition. In addition, the resolution of such matters may also have a material adverse effect on NTIC’s operating results and financial condition.

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

NTIC’s management is aware, however, that there is a lack of segregation of duties due to the small number of employees of NTIC dealing with general administrative and financial matters. However, NTIC’s management has decided that considering the employees involved and the control procedures in place, risks associated with such lack of segregation are minimal and the potential benefits of adding employees to clearly segregate duties do not at this time justify the expenses associated with such increases.

Changes in Internal Control over Financial Reporting

There was no change in NTIC’s internal control over financial reporting that occurred during the quarter ended November 30, 2007 that has materially affected, or is reasonably likely to materially affect NTIC’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

A description of NTIC’s legal proceedings in Note 17 of NTIC’s consolidated financial statements included within this report is incorporated herein by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Recent Sales of Unregistered Equity Securities

During the three months ended November 30, 2007, NTIC did not issue any shares of its common stock or other equity securities of NTIC that were not registered under the Securities Act of 1933.

Small Business Issuer Purchases of Equity Securities

During the three months ended November 30, 2007, NTIC did not purchase any shares of its common stock or other equity securities of NTIC.

On November 13, 2003, the Board of Directors of NTIC authorized Matthew Wolsfeld, Chief Financial Officer of NTIC, to repurchase on behalf of NTIC, up to 100,000 shares of NTIC’s common stock from time to time in accordance with applicable rules governing issuer stock repurchases. Since being authorized, NTIC has repurchased and retired an aggregate of 44,200 shares of its common stock.

ITEM 5. OTHER INFORMATION

On November 16, 2007, NTIC’s Board of Directors, upon recommendation of the Compensation Committee, approved the material terms of an annual bonus plan for NTIC’s executive officers and certain employees for fiscal year ending August 31, 2008, the purpose of which is to align the interests of NTIC and its subsidiaries, executive officers and stockholders by providing an incentive for the achievement of key corporate and individual performance measures that are critical to the success of NTIC and linking a significant portion of each executive officer’s annual compensation to the achievement of such measures. The following is a brief summary of the material terms approved by the Board:

  The total amount available under the bonus plan will be up to 25% of the Company’s earnings before interest, taxes and other income (EBITOI) for the fiscal year ending August 31, 2008;

  The total amount available under the bonus plan will be $0 if EBITOI, as adjusted to take into account amounts to be paid under the bonus plan, fall below 70% of target EBITOI; and

  The payment of bonuses under the plan will be made in both cash and shares of the Company’s common stock, the exact amount and percentages of which will be determined by the Board, upon recommendation of the Compensation Committee, within a reasonable period of time after the completion of the Company’s financial statements for the fiscal year ending August 31, 2008.

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

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

Date: January 11, 2008	Matthew C. Wolsfeld, CPA
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