Form 10QSB
period 2008-02-29
NORTHERN TECHNOLOGIES INTERNATIONAL CORP
filed 2008-04-14
CIK 875582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark one)

☒                    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

February 29, 2008

☐                       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to                                     .

Commission file number  1-11038

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

(Name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	41-0857886 (I.R.S. Employer Identification No.)

4201 Woodland Rd Circle Pines, Minnesota (Address of principal executive offices)	55014 (Zip Code)

(763) 225-6600
(Issuer’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Exchange Act).

Yes  ☐  No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of April 11, 2008
Common Stock, $0.02 par value	3,723,166

Transitional Small Business Disclosure Format (check one):  Yes  ☐  No  ☒

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

FORM 10-QSB

February 29, 2008

This Quarterly Report on Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by those sections. For more information, see “Part I. Financial Information — Item 2.  Management’s Discussion and Analysis or Plan of Operation  — Forward-Looking Statements.”

As used in this report, references to “NTIC,” the “Company,” “we,” “our” or “us,” unless the context otherwise requires, refer to Northern Technologies International Corporation, its wholly owned subsidiaries — NTI Facilities, Inc. and Northern Technologies Holding Company, LLC, and its majority-owned subsidiary — React-NTI, LLC, all of which are consolidated on NTIC’s financial statements.

All trademarks, trade names or service marks referred to in this report are the property of their respective owners.

PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

AND SUBSIDIARIES — CONSOLIDATED BALANCE SHEETS as of

February 29, 2008 (Unaudited) and August 31, 2007 (Audited)

	February 29, 2008	August 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$461,161	$244,499
Receivables:
Trade excluding corporate joint ventures, less allowance for doubtful accounts of $20,000 and $30,000 at February 29, 2008 and August 31, 2007	1,615,376	1,622,420
Trade corporate joint ventures	499,731	642,518
Technical and other services, corporate joint ventures	2,104,250	1,514,139
Income taxes	—	29,755
Inventories	1,776,352	1,636,073
Prepaid expenses	310,568	184,407
Deferred income taxes	562,000	562,000
Total current assets	7,329,438	6,435,811

PROPERTY AND EQUIPMENT, net	3,794,127	3,792,461

OTHER ASSETS:
Investments in corporate joint ventures:
Industrial chemical	14,828,401	13,180,576
Industrial non-chemical	381,305	422,266
Deferred income taxes	779,500	779,500
Notes receivable	163,356	32,187
Industrial patents and trademarks, net	976,949	983,206
Goodwill	304,000	304,000
Other	359,315	366,749
	17,692,826	16,068,484
	$28,916,391	$26,296,756

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of note payable	$30,362	$29,319
Accounts payable	879,079	1,337,443
Accrued liabilities:
Payroll and related benefits	918,829	1,025,858
Income taxes payable	31,386	—
Deferred joint venture royalties	240,000	192,000
Other	146,227	62,414
Total current liabilities	2,245,883	2,647,034

NOTE PAYABLE, NET OF CURRENT PORTION	1,196,402	1,211,528
MINORITY INTEREST	13,988	36,133

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value; authorized 10,000 shares; none issued and outstanding	—	—
Common stock, $0.02 par value per share; authorized 10,000,000 shares; issued and outstanding 3,723,166 and 3,683,016, respectively	74,463	73,660
Additional paid-in capital	5,181,715	4,755,146
Retained earnings	17,436,868	16,118,982
Accumulated other comprehensive income	2,767,072	1,454,273
Total stockholders’ equity	25,460,118	22,402,061
	$28,916,391	$26,296,756

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES
 — CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

THREE AND SIX MONTHS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007

	Three Months Ended		Six Months Ended
	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007
NORTH AMERICAN OPERATIONS:
Sales	$2,762,856	$3,884,895	$6,248,441	$8,502,269
Cost of goods sold	1,609,954	2,459,064	3,703,645	5,404,119
Gross profit	1,152,902	1,425,831	2,544,796	3,098,150

Operating expenses:
Selling	754,302	810,165	1,613,946	1,579,204
General and administrative	894,525	804,289	1,842,822	1,627,172
Lab and technical support	53,616	45,335	110,744	130,375
	1,702,443	1,659,789	3,567,512	3,336,751

NORTH AMERICAN OPERATING LOSS	(549,541)	(233,958)	(1,022,716)	(238,601)

CORPORATE JOINT VENTURES AND HOLDING COMPANIES:
Equity in income of industrial chemical corporate joint ventures and holding companies	880,777	1,002,944	1,953,811	1,595,934
Equity in (loss) income of industrial non-chemical corporate joint ventures and holding companies	(67,603)	(8,429)	(85,955)	33,800
Gain on sale of industrial chemical corporate joint venture	172,767	—	172,767	—
Fees for technical support and other services provided to corporate joint ventures	1,626,632	1,213,162	3,020,427	2,346,003
Expenses incurred in support of corporate joint ventures	(1,185,509)	(1,341,052)	(2,424,684)	(2,657,301)

INCOME FROM ALL CORPORATE JOINT VENTURES AND HOLDING COMPANIES	1,427,064	866,625	2,636,366	1,318,436

INTEREST INCOME	424	766	919	1,701
INTEREST EXPENSE	(40,592)	(47,483)	(72,115)	(90,364)
OTHER INCOME	6,825	6,281	14,757	8,374
GAIN ON SALE OF ASSETS	4,001	1,700	5,530	726,195
MINORITY INTEREST	507	2,272	22,145	(7,314)

INCOME BEFORE INCOME TAX EXPENSE	848,690	596,203	1,584,886	1,718,427

INCOME TAX EXPENSE	189,000	148,000	267,000	280,000

NET INCOME	$659,690	$448,203	$1,317,886	$1,438,427

NET INCOME PER COMMON SHARE:
Basic	$0.18	$0.12	$0.36	$0.40
Diluted	$0.18	$0.12	$0.35	$0.39

WEIGHTED AVERAGE COMMON SHARES ASSUMED OUTSTANDING:
Basic	3,720,522	3,664,248	3,694,588	3,644,126
Diluted	3,753,747	3,690,260	3,732,175	3,679,023

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND

SUBSIDIARIES — CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

SIX MONTHS ENDED FEBRUARY 29, 2008 and FEBRUARY 28, 2007

	Six Months Ended
	February 29, 2008	February 28, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,317,886	$1,438,427
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Expensing of fair value of stock options vested	47,602	60,786
Depreciation expense	162,369	153,996
Amortization expense	72,468	91,696
Gain on sale of assets	(5,530)	(726,195)
Minority interest expense	(22,145)	7,314
Equity in income from corporate joint ventures:
Industrial chemical	(1,953,811)	(1,595,934)
Industrial non-chemical	85,955	(33,800)
Gain on sale of industrial chemical corporate joint venture	(172,767)	—
Deferred joint venture royalties	48,000	48,000
Change in current assets and liabilities:
Receivables:
Trade excluding corporate joint ventures	7,044	228,975
Trade corporate joint ventures	142,787	(14,251)
Technical and other services receivables, corporate joint ventures	(590,111)	(86,953)
Income taxes	29,755	38,983
Inventories	(140,279)	(151,637)
Prepaid expenses and other	(126,161)	(63,520)
Income taxes payable	31,386	—
Accounts payable	(458,364)	(711,293)
Accrued liabilities	311,054	(56,217)
Net cash used in operating activities	(1,212,862)	(1,371,623)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of assets	6,201	850,367
Investment in corporate joint ventures	(87,950)	(538,104)
Dividends received from corporate joint ventures	1,470,508	1,222,312
Proceeds from sale of industrial chemical corporate joint ventures	364,000	—
Loans made	(140,000)	—
Cash received from notes receivable	—	445,469
Additions to property and equipment	(164,704)	(692,347)
(Increase) decrease in other assets	7,434	(27,772)
Additions to industrial patents	(57,382)	(58,535)
Net cash provided by investing activities	1,398,107	1,201,390

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings made on line of credit (repayments)	—	178,000
Repayment of note payable	(14,083)	(12,955)
Proceeds from exercise of stock options	—	104,772
Proceeds from employee stock purchase plan	45,500	—
Bank overdrafts	—	(158,147)
Net cash provided by financing activities	31,417	111,670

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	216,662	(58,563)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	244,499	299,117

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$461,161	$240,554

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.                            INTERIM FINANCIAL INFORMATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all necessary adjustments, which are of a normal recurring nature, and present fairly the consolidated financial position of Northern Technologies International Corporation and its subsidiaries (the Company) as of February 29, 2008 and the results of their operations for the three and six months ended February 29, 2008 and February 28, 2007 and their cash flows for the six months ended February 29, 2008 and February 28, 2007, in conformity with accounting principles generally accepted in the United States of America.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s annual report on Form 10-KSB for the fiscal year ended August 31, 2007 and with the Management’s Discussion and Analysis or Plan of Operation section appearing in this quarterly report.  Operating results for the three and six months ended February 29, 2008 are not necessarily indicative of the results that may be expected for the full fiscal year ending August 31, 2008.

2.                            RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Effective September 1, 2007, we adopted the provisions of the FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken in a tax return.  Under FIN 48, the impact of an uncertain tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority.  An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.  Additionally, FIN 48 provides guidance on subsequent derecognition of tax positions, financial statement classification, recognition of interest and penalties, accounting in interim periods and disclosure and transition rules.  The adoption of FIN 48 did not have a material impact on our financial condition, results of operations or cash flows.

As of August 31, 2007, we had $75,000 of unrecognized tax benefits.  If recognized, $75,000 would have an impact on our effective tax rate.  During the six months ended February 29, 2008, the unrecognized tax benefits have not increased or decreased materially.  It is expected that the amount of unrecognized tax benefits will change in the next 12 months; however we cannot reasonably estimate that change.

We recognize interest and penalties related to unrecognized tax benefits as a component of our income tax provision.  This policy will not change as a result of the adoption of FIN 48.  As of September 1, 2007, we recorded a liability of $11,300 for interest and penalties.  The liability for the payment of interest and penalties did not materially change during the six months ended February 29, 2008.

We operate in multiple tax jurisdictions, both within the United States and outside the United States.  With certain exceptions, we are no longer subject to examination for tax years prior to 2004.  Our tax filings for the years August 31, 2004 and August 31, 2005 were examined by the Internal Revenue Service.  The examination has been concluded with the exception of the payroll tax issue discussed within Note 9 to these consolidated financial statements entitled “Commitments and Contingencies.”

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities.  SFAS 161 requires additional disclosures related to the use of derivative instruments, the accounting for derivatives and how derivatives impact financial statements.

SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect the adoption of SFAS 161 to have a material effect on the consolidated financial statements.

3.         INVENTORIES

Inventories consisted of the following:

	February 29, 2008	August 31, 2007
Production materials	$352,128	$183,658
Finished goods	1,424,224	1,452,415
	$1,776,352	$1,636,073

4.         INVESTMENTS IN CORPORATE JOINT VENTURES

Composite financial information from the audited and unaudited financial statements of the Company’s joint ventures carried on the equity basis is summarized as follows:

	February 29, 2008	August 31, 2007
Current assets	$46,506,829	$42,767,569
Total assets	54,161,591	49,312,491
Current liabilities	17,160,559	14,939,496
Noncurrent liabilities	4,890,820	4,971,199
Joint ventures’ equity	32,110,212	29,401,796
Northern Technologies International Corporation’s share of Corporate Joint Ventures’ equity	$15,209,786	$13,602,842

	February 29, 2008	February 28, 2007
Net sales	$49,091,121	$39,272,049
Gross profit	22,542,934	18,925,025
Net income	3,259,635	3,133,779
Northern Technologies International Corporation’s share of equity in income of Corporate Joint Ventures	$1,867,856	$1,629,734

The financial statements of the Company’s foreign joint ventures are prepared using accounting principles accepted in the joint ventures’ country of domicile.   Amounts related to foreign joint ventures reported in the above tables and the accompanying financial statements have been adjusted to approximate US GAAP in all material respects.

During the six months ended February 29, 2008, the Company invested $87,950 in a non-industrial chemical joint venture in Thailand in addition to $143,000 previously invested in December 2006. The Company has a 50% ownership interest in the joint venture entity.  The joint venture entity had no operations prior to the Company’s investment in December 2006.   The total contributions made by both owners of the joint venture were $461,900 as of February 29, 2008.

During the six months ended February 29, 2008, the Company sold its 50% interest in its industrial chemical joint venture in Austria for $364,000.  The Company’s industrial chemical joint venture in Germany purchased the joint venture and has consolidated it into its existing business.  The Company recorded a gain on the sale of $172,767, as the Company has determined its interest in the entity was non-controlling under EITP 02-05.

5.                            STOCKHOLDERS’ EQUITY

During the six months ended February 29, 2008, the Company did not purchase or retire any shares of its common stock and no stock options to purchase shares of the Company’s common stock were exercised. The Company granted stock bonuses under the Northern Technologies International Corporation 2007 Stock Incentive Plan for an aggregate of 33,595 shares of its common stock to various employees during the six months ended February 29, 2008.  The fair value of the shares of the Company’s common stock as of the date of grant of the stock bonuses was $334,270, based on the closing sale price of a share of the Company’s common stock on that date.

During the six months ended February 28, 2007, the Company did not purchase or retire any shares of its common stock and no stock options were exercised.  The Company granted stock bonuses under the Northern Technologies International Corporation 2000 Stock Incentive Plan for an aggregate of 37,245 shares of its common stock to various employees during the six months ended February 28, 2007.  The fair value of the shares of the Company’s common stock as of the date of grant of the stock bonuses was $298,330, based on the closing sale price of a share of the Company’s common stock on that date.

6.                            TOTAL COMPREHENSIVE INCOME

The Company’s total comprehensive income was as follows:

	Three Months Ended		Six Months Ended
	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007
Net income	$659,690	$448,203	$1,317,886	$1,438,427
Other comprehensive (loss) income — foreign currency translation adjustment	431,014	(67,645)	1,312,799	303,805
Total comprehensive income	$1,090,704	$380,558	$2,630,685	$1,742,232

7.                            NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding.  Diluted net income per share assumes the exercise of stock options using the treasury stock method, if dilutive.

For the six month period ending February 29, 2008, 35,140 options to purchase shares were excluded from common share equivalents due to exercise prices exceeding average market prices.  No options to purchase shares of common stock were excluded from the computation of common share equivalents as of February 28, 2007, as all stock option exercise prices were less than the average market price of a share of common stock.

8.                            STOCK BASED COMPENSATION

The company accounts for stock-based compensation awards in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), “Share-Based Payment.” During the six months ended February 29, 2008, options were granted with an exercise price equal to the market price of the company’s common stock on the date of grant.  The options vest equally over a three year period and have a five year term. Compensation expense equal to the grant date fair value is recognized for these awards over the vesting period. Total compensation expense for options was $47,602 and 60,786 for the six months ended ended February 29, 2008 and February 28, 2007.

The fair value of each share-based option is estimated on the date of grant using a Black-Scholes valuation method that uses the assumptions noted in the table below. The expected life is a significant assumption as it determines the period for which the risk-free interest rate, volatility, and dividend yield must be applied. The expected life is the average length of time over which the employee is expected to exercise their options. Expected volatilities are based on the movement of the company’s common stock over the most recent historical period equivalent to the expected life of the option. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury rate over the expected life at the time of grant. Dividend yield is estimated over the expected life based on the company’s dividend policy, historical dividends paid, expected increase in future cash dividends, and expected increase in the company’s stock price. The following table illustrates the assumptions for options granted in the following fiscal periods.

	February 29, 2008	February 28, 2007
Dividend yield	2.00%	2.00%
Expected volatility	42.2%	42.9%
Expected life of option	5 years	5 years
Average risk-free interest rate	3.62%	4.67%

The weighted-average fair value of options granted during the quarters ended February 29, 2008 and February 28, 2007 was $3.84 per share and $2.95 per share, respectively.

9.         COMMITMENTS AND CONTINGENCIES

In April 2007, REACT-NTI, LLC (“React LLC”), a company that is 75% owned by the Company, was served with a summons and complaint that was filed by Shamrock Technologies, Inc. (“Shamrock”) in state court in New York.  This case has been removed to the Federal District Court for the Southern District of New York.  The lawsuit seeks payment from React LLC of commissions in the approximate amount of $314,500 owed by React LLC under a license agreement between React LLC and Shamrock.  The complaint alleges breach of the license agreement by React LLC and seeks damages in an unspecified amount for such breach as well as damages of approximately $300,000 for the alleged failure of React LLC to purchase from Shamrock certain inventory manufactured for sale to a customer.  React LLC acknowledges that React LLC has not made payment for product in the approximate amount of $300,000 to Shamrock as the invoice for this was only received after Shamrock had already filed its complaint, but denies all of the claims of breach of the license agreement by it and believes that damages caused by Shamrock’s breach of the License Agreement and tortious conduct exceed any amounts owing to Shamrock.  React LLC formally responded to the complaint after removal by moving to dismiss or stay because of Shamrock’s failure to comply with alternative dispute resolution procedures contained in the license agreement.  By court order, the matter is presently stayed so that the parties can attempt mediation.  The parties mediated for one day and were unsuccessful in resolving the matter.  It is unclear at this time whether the parties will attempt additional mediation efforts.  If mediation is unsuccessful, React LLC will both defend against Shamrock’s allegations and pursue counterclaims against Shamrock for breach of the license agreement and for tortious interference.  Because this matter is in the early stage, the Company cannot estimate the possible loss or range of loss, if any, associated with its resolution.  However, there can be no assurance that the ultimate resolution of the matter will not result in a material adverse effect on the Company’s business, financial condition or results of operations.

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

The Company is involved in a legal action in Finland whereby the Company sued a Finnish company for trademark infringement.  Upon initiation of legal action, the courts seized the inventory of the Finnish company as contraband. The Company won the initial case, but has subsequently lost on appeal.  The Company is currently appealing the latest court decision.  The outcome of the appeal is unknown and any potential loss cannot be estimated at this time; however, the potential judgment or any settlement resulting from the case could have a material impact on the financial position or results of operations of the Company due to claims against the Company related to expiration of inventory seized from the Finnish company.  The Company has obtained a $600,000 stand-by letter of credit to potentially fund the Company’s obligations related to the courts in Finland against the defendant’s products that were seized as contraband.  Advances made under the demand letter of credit will be made at the sole discretion of National City Bank and will be due and payable on demand.  Any outstanding unpaid principal balance under the demand letter of credit bears interest at an annual rate based on LIBOR plus 2.25%.  Interest is payable in arrears beginning on January 15, 2007 and on the 15th day of each month thereafter and on demand.  Because the Company believes that it has valid legal grounds for appeal, it has determined that a loss is not probable at this time as defined by SFAS 5, “Accounting for Contingencies.”  However, there can be no assurance that the ultimate resolution of the matter will not result in a material adverse effect on the Company’s business, financial condition or results of operations.

The Company is involved in various other legal actions arising in the normal course of business.  Management is of the opinion that any judgment or settlement resulting from these pending or threatened actions would not have a material adverse effect on the Company’s business, financial condition or results of operations.

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

10.       STATEMENTS OF CASH FLOWS

The Company did not declare or pay any cash dividends during fiscal 2007 and as of April 11, 2008, had not declared or paid any cash dividends during fiscal 2008.

The Company issued 33,595 and 37,245 shares of common stock as stock bonuses under its stock incentive plans to various employees to satisfy $334,270 and $298,330 of accrued payroll liability during the quarter ended February 29, 2008 and February 28, 2007, respectively.

11.                     SUBSEQUENT EVENT

On April 10, 2008, the Company entered into a Promissory Note Modification Agreement with National City Bank pursuant to which the Company’s demand line of credit was increased to $2,300,000 and its $1,500,000 revolving credit facility was terminated.  Advances made under the demand line of credit will be made at the sole discretion of National City Bank and will be due and payable on demand and will terminate on January 31, 2009 unless renewed.  Outstanding amounts under the demand line of credit bear interest at an annual rate based on LIBOR plus 2.25%.  Interest is payable in arrears on the 15th day of each month and on demand.

ITEM 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Business Overview

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

In addition to Zerust® products and services, NTIC’s consolidated net sales in North America for the six months ended February 29, 2008 included $102,707 in sales of NTIC’s Natur-Tec™ products, which are part of NTIC’s new biodegradable and compostable plastics line.  These were the first sales of this new product line, most of which were initial sales to new customers.  Beginning in fiscal 2008, NTIC began to manufacture and sell a broad range of bio-based and biodegradable (compostable) polymer resin compounds and products under the Natur-Tec™ brand. In recent years, a combination of market drivers such as higher petroleum prices, a desire to reduce dependence on foreign oil, increased environmental awareness at the consumer level, and favorable regulations banning the use of regular plastics, have led to widespread interest in sustainable, renewable resource based and compostable alternatives to traditional plastics.  Natur-Tec™ biodegradable and compostable polymer resins and all products made of the resins meet all requirements of international standards for compostable plastics such as ASTM D6400 (U.S.) and EN 13432 (Europe), and are certified as 100% compostable by the Biodegradable Products Institute in the U.S. The finished products include totally biodegradable compost and trash bags, agricultural film and other single-use disposable products such as compostable cutlery, food and consumer goods packaging.

NTIC participates, either directly or indirectly through holding companies, in 29 corporate joint venture arrangements in North America, South America, Europe, Asia and the Middle East.  Each of these joint ventures generally manufactures, markets and sells finished products in the geographic territory that it is assigned.  NTIC’s joint venture partners are knowledgeable in the applicable environmental, labor, tax and other requisite regulations and laws of the respective foreign countries in which they operate, as well as the local customs and business practices.  While most of NTIC’s joint ventures currently sell rust and corrosion inhibiting products and custom packaging systems, NTIC also has joint ventures that manufacture, market and sell or intend to manufacture, market or sell bio-based additives with both industrial and personal care applications, machinery that converts waste plastics into diesel, gasoline and mid-distillates, and electronic sensing instruments. NTIC categorizes its joint ventures into two principal areas: industrial chemical and non-industrial chemical.

In an effort to increase net sales, NTIC is in the process of expanding the application of its corrosion inhibiting technology to include solutions targeted at the oil and gas industry, and its product line to include biodegradable and compostable plastics, and machinery that converts waste plastics into diesel, gasoline and mid-distillates.  During fiscal 2008, NTIC expects to invest in aggregate between $2,800,000 and $3,100,000 in additional research and development and marketing efforts and resources into these emerging businesses, product lines and markets.  These fees are accounted for in the “Expenses incurred in support of corporate joint ventures” section of NTIC’s consolidated statements of income.  During the first six months of fiscal 2008, NTIC invested approximately $1,450,720 in additional research and development and marketing efforts and resources into these emerging businesses, product lines and markets.  NTIC anticipates additional revenue from these new technologies in fiscal year ending August 31, 2008.  Although NTIC recognized $102,707 in sales of Natur-Tec™ for the six months ended February 29, 2008, no assurance can be provided that such new businesses will be successful or that NTIC will be successful in obtaining additional revenue.

Financial Overview

NTIC’s consolidated net sales in North America decreased 26.5% during the six months ended February 29, 2008 compared to the six months ended February 28, 2007, primarily as a result of the anticipated loss of its React-NTI, LLC subsidiary’s most significant customer, partially offset by an increase in demand for NTIC’s Zerust® products and sales of its new Natur-Tec™ products.  As previously disclosed by NTIC, the sales of React-NTI included in NTIC’s consolidated net sales historically have consisted almost entirely of sales by React Inc., a 100% owned subsidiary of React-NTI, of proprietary ink additives to one customer.  During fourth quarter of fiscal 2007, this single customer notified React Inc. of the customer’s intent to purchase React’s remaining inventory of ink additives, but that after such inventory was depleted, the customer would not place any future orders with React Inc.  React-NTI had consolidated sales of $285,444 in the six months ended February 29, 2008 compared to sales of $2,785,667 in the six months ended February 28, 2007.   The vast majority of such sales by React-NTI were from React Inc., which had sales of $248,160 during the six months ended February 29, 2008 compared to sales of $2,750,050 during the six months ended February 28, 2007.  NTIC anticipates no additional sales for React Inc. after the six months ended February 29, 2008.  Accordingly, the loss of React’s sole customer has had and is expected to continue to have a material adverse impact on NTIC’s consolidated net sales.  However, since the profit on React’s sales of the ink additives to this customer was extremely small, the effect on NTIC’s net income during the six months ended February 29, 2008 was not material and NTIC does not expect that the anticipated continued decrease in net sales by React will have a material adverse effect on NTIC’s future consolidated net income.

Despite the decrease in NTIC’s consolidated net sales in North America, sales of NTIC’s rust and corrosion inhibiting products in North America increased during the six months ended February 29, 2008 compared to the same period in fiscal 2007.  Net sales of NTIC’s Zerust® and Natur-Tec™ products increased 4.3% or $246,395 to $5,962,997 during the six months ended February 29, 2008 compared to $5,716,602 during the six months ended February 28, 2007. NTIC’s consolidated net sales in North America during the six months ended February 29, 2008 included $102,707 from sales of NTIC’s Natur-Tec™ products.

NTIC’s international business has expanded significantly during the past several fiscal years.  Total net sales of all of NTIC’s joint ventures increased 25.0% to $49,091,121 during the six months ended February 29, 2008 compared to $39,272,049 during the six months ended February 28, 2007.  The profits of NTIC’s corporate joint ventures are shared, however, by the respective corporate joint venture owners in accordance with their respective ownership percentages.  In addition, NTIC’s receipt of funds as a result of sales by its joint ventures is dependent upon NTIC’s receipt of dividend distributions from the joint ventures and NTIC’s receipt of fees for technical and other support services that NTIC provides to its joint ventures based on the revenues of the joint ventures.  NTIC typically owns 50% or less of its joint venture entities and thus does not control the decisions of these entities regarding whether and how much to pay dividends in dividends in any given year. NTIC’s income from its corporate joint ventures and holding companies increased 100.0% to $2,636,366 for the six months ended February 29, 2008 compared to $1,318,436 for the six months ended February 28, 2007.

NTIC sold its 50% interest in its industrial chemical joint venture in Austria for a recorded $364,000.  The Company’s industrial chemical joint venture in Germany purchased the joint venture and has consolidated it into its existing business; the German joint venture will service the territory and customers of the former Austrian venture as well.  The Company recorded a gain on the sale of $172,767, as the Company has determined its interest in the entity was non-controlling.

Cost of sales as a percentage of net sales decreased to 59.3% for the six months ended February 29, 2008 compared to 63.6% for the six months ended February 28, 2007 primarily as a result of the significant decrease of React Inc. sales during the six months ended February 29, 2008 compared to the same period during fiscal 2007, which sales were sold at lower margins than NTIC’s Zerust® and Natur-Tec™ products.

Net income decreased 8.4% to $1,317,886, or $0.35 per diluted common share, for the six months ended February 29, 2008 compared to $1,438,427, or $0.39 per diluted common share, for the six months ended

February 28, 2007, primarily as a result of a one-time gain on sale of assets of $724,495 during the first six months of fiscal 2007.

NTIC’s working capital was $5,083,555 at February 29, 2008, including $461,161 in cash and cash equivalents.  As of February 29, 2008, NTIC did not have any borrowings under its $1,500,000 revolving credit facility.  Although the revolving credit facility was recently renewed for another year, on April 10, 2008, the revolving credit facility was terminated and NTIC’s demand line of credit was increased to $2,300,000.

NTIC elected not to pay a cash dividend to its stockholders in fiscal 2007 or thus far in fiscal 2008 in order to preserve cash and make investments in future operations.  NTIC expects to meet its future liquidity requirements during at least the next 12 months by using its existing cash and cash equivalents, forecasted cash flows from future operations, anticipated distributions of earnings and technical assistance fees to NTIC from its joint venture investments and funds available through existing or anticipated financing arrangements.

Results of Operations

The following table sets forth NTIC’s results of operations for the three months ended February 29, 2008 and February 28, 2007.

	February 29, 2008	% of Net Sales	February 28, 2007	% of Net Sales	$ Change	% Change
Net sales	$2,762,856	100.0%	$3,884,895	100.0%	$(1,122,039)	(28.9)%
Cost of goods sold	1,609,954	58.3%	2,459,064	63.3%	(849,110)	(34.5)%
Selling expenses	754,302	27.3%	810,165	20.9%	(55,863)	(6.9)%
General and administrative expenses	894,525	32.4%	804,289	20.7%	90,236	11.2%
Lab and technical support expenses	$53,616	1.9%	$45,335	1.2%	$8,281	18.3%

The following table sets forth NTIC’s results of operations for the six months ended February 29, 2008 and February 28, 2007.

	Six Months Ended February 29, 2008	% of Net Sales	Six Months Ended February 28, 2007	% of Net Sales	$ Change	% Change
Net sales	$6,248,441	100.0%	$8,502,269	100.0%	$(2,253,828)	(26.5)%
Cost of goods sold	3,703,645	59.3%	5,404,119	63.6%	(1,700,474)	(31.5)%
Selling expenses	1,613,946	25.8%	1,579,204	18.6%	34,742	2.2%
General and administrative expenses	1,842,822	29.5%	1,627,172	19.1%	215,650	13.3%
Lab and technical support expenses	$110,744	1.8%	$130,375	1.5%	$(19,631)	(15.1)%

Net Sales. NTIC’s net sales originating in the United States decreased during the three and six months ended February 29, 2008 compared to the same respective periods in fiscal 2007 primarily as a result of the loss of the principal customer of React Inc., partially offset by an increase in demand for Zerust® products sold to existing and new customers and sales of Natur-Tec™ products in the fiscal 2008 periods.

Cost of Goods Sold.  Cost of goods sold decreased as a percentage of net sales for the three and six months ended February 29, 2008, compared to the same respective periods in fiscal 2007 primarily as a result of the significant decrease in React Inc. sales which were sold at significantly lower margins than NTIC’s Zerust® products.

Selling Expenses.  NTIC’s selling expenses decreased for the three months ended February 29, 2008 compared to the same period in fiscal 2007 primarily as a result of decreases in travel and related expenses associated with the discontinuation of sales by React Inc as noted above under the heading “Part 1.  Financial Information.  Item 2.  Management’s Discussion and Analysis or Plan of Operation.”. Selling expenses increased for the six months ended February 29, 2008 by a negligible amount, compared tothe same period in fiscal 2007.  Selling expenses as a percentage of net sales for the three and six month periods increased significantly compared to same respective periods in fiscal 2007 due to the decrease in React Inc. sales.

General and Administrative Expenses.  NTIC’s general and administrative expenses increased for the three and six months ended February 29, 2008 compared to same respective periods in fiscal 2007.  The increase for the six-month period was primarily a result of increases in (i) audit and tax expense of $104,000 and (ii) salary and benefits expenses of $40,000, partially offset by decreases in (i) insurance expense of $32,000.  The increase for the three-month period was primarily the result of increases in the same types of expenses associated with the six month period. As a percentage of net sales, general and administrative expenses increased significantly compared to same respective periods in fiscal 2007 due to the decrease in React Inc. net sales.

NTIC includes expenses in general and administrative expenses that provide benefit to the various joint ventures in addition to providing benefit to NTIC’s North American operations, including specifically, expenses associated with information technology, general insurance, salary and benefits, building expenses, audit and tax and directors fees.

Lab and Technical Support Expenses.  NTIC’s lab and technical support expenses increased by a negligible amount for the three months ended February 29, 2008 compared to the same period in fiscal 2007 and decreased for the six months ended February 29, 2008 compared to the same period in fiscal 2007.  As a percentage of net sales, lab and technical support expenses increased slightly during the three and six months ended February 29, 2008 compared to same periods in fiscal 2007.

International Corporate Joint Ventures and Holding Companies.  Net sales of NTIC’s corporate joint ventures for the three and six months ended February 29, 2008 and February 28, 2007, excluding React-NTI LLC, were as follows:

	Three Months Ended		Six Months Ended
	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007
Industrial chemical	$24,850,908	$20,082,233	$48,477,356	$38,402,886
Non-industrial chemical	296,098	310,383	613,765	869,163
Total	$25,147,006	$20, 392,616	$49,091,121	$39,272,049

NTIC had equity in income of corporate joint ventures and holding companies of $813,174 and $1,867,856 for the three and six months ended February 29, 2008, respectively, and $994,515 and $1,629,734 for the three and six months ended February 28, 2007, respectively.  The increase in the six-month comparison was due to the increase in revenue and profitability due to the growth of corporate joint ventures as a whole.

NTIC receives fees for technical and other support to NTIC’s corporate joint ventures based on the revenues of the individual corporate joint ventures.  NTIC recognized fee income for such support in the amounts of $1,626,632 and $3,020,427 for the three and six months ended February 29, 2008, respectively, and $1,213,162 and $2,346,003 for the three and six months ended February 28, 2007, respectively.  These increases in fees for technical and other support to its corporate joint ventures were due to the increase in revenues and profitability from the corporate joint ventures as a whole.

NTIC sold its 50% interest in its industrial chemical joint venture in Austria for a recorded $364,000.  The Company’s industrial chemical joint venture in Germany purchased the joint venture and has consolidated it into its existing business; the German joint venture will service the territory and customers of the former Austrian venture as well.  The Company recorded a gain on the sale of $172,767 related to the sale, as the Company has determined its interest in the entity was non-controlling.

NTIC sponsors a worldwide corporate joint venture conference approximately every three to four years in which all of its corporate joint ventures are invited to participate.  NTIC defers a portion of its technical and other support fees received from its corporate joint ventures in each accounting period leading up to the next conference, reflecting that NTIC has not fully earned the payments received during that period.  The next corporate joint venture conference is scheduled to be held in the summer of 2009.  There was $240,000 of deferred income recorded within other accrued liabilities at February 29, 2008 related to this future conference.  The costs associated with these joint venture conferences are offset against the deferral as incurred, generally in the period in which the conference is held and immediately before.

NTIC incurred direct expenses related to its corporate joint ventures and the holding companies of $1,164,432 and $2,403,607 for the three and six months ended February 29, 2008 compared to $1,341,052 and $2,657,301 for the three and six months ended February 28, 2007.  These expenses include: product and business development, consulting, travel, technical and marketing services to existing joint ventures, legal fees regarding the establishment of new joint ventures, registration and promotion and legal defense of worldwide trademarks and legal fees incurred in the filing of patent applications for new technologies to which NTIC acquired certain rights.  The decreases in direct expenses incurred relating to NTIC’s corporate joint ventures and holding companies for the six months ended February 29, 2008 compared to the same period in fiscal 2007 were attributable to decreases of (i) lab testing and lab supplies of $31,000, (ii) consulting expense of $31,000, (iii) legal expense of $123,000, partially offset by increases in (i) expenses related to employee wages of $79,000, (ii) travel and related expenses of $30,000, and (iv) miscellaneous expenses of $36,000.  The decrease for the three months ended February 28, 2007 compared to the same period in fiscal 2007 was a result of decrease in the same types of expenses associated with the six-month period. As a percentage of net sales, direct expenses incurred relating to NTIC’s corporate joint ventures and holding companies increased significantly due to the decrease in React Inc. net sales for the six months ended February 29, 2008 compared to same period in fiscal 2007.

Interest Income.  NTIC’s interest income decreased to $424 for the three months ended February 29, 2008 compared to $766 for the same period in fiscal 2007 and decreased to $919 for the six months ended February 29, 2008 compared to $1,701 for the same period in fiscal 2007 due to lower average invested cash balances during the fiscal 2008 periods.

Interest Expense.  NTIC’s interest expense decreased to $40,592 for the three months ended February 29, 2008 compared to $47,483 for the same period in fiscal 2007 and decreased to $72,115 for the six months ended February 29, 2008 compared to $90,364 for the same period in fiscal 2007 due to lower average outstanding debt levels and decreases in interest rates during the fiscal 2008 periods.

Gain on Sale of Assets.  NTIC recognized a gain on sale of assets of $4,001 for the three months ended February 29, 2008 compared to a gain on sale of assets of $1,700 for the same period in fiscal 2007.  NTIC recognized a gain on sale of assets of $5,530 during the six months ended February 29, 2008 compared to a gain on sale of assets of $726,195 for the same period in fiscal 2007, $724,495 of which was due to the sale of land, building and equipment that previously served as NTIC’s corporate headquarters.  This $724,495 in gain was the result of a one-time sale and no additional gain was recognized or is anticipated to be recognized relating to NTIC’s former corporate headquarters in the future.

Income Before Income Tax Expense.  Income before income tax expense increased to $848,690 for the three months ended February 29, 2008 compared to $596,203 for the same period in fiscal 2007.  Income before income tax expense decreased $133,541 to $1,584,886 for the six months ended February 29, 2008 compared to $1,718,427 for the same period in fiscal 2007.

Income Tax Expense. Income tax expense increased to $189,000 for the three months ended February 29, 2008 compared to $148,000 for the same period in fiscal 2007.  Income tax expense decreased to $267,000 for the six months ended February 29, 2008 compared to $280,000 for the same period in fiscal 2007.  Income tax expense for the three and six months ended February 29, 2008 and February 28, 2007, respectively, was calculated based on management’s estimate of NTIC’s annual effective income tax rate.  NTIC’s annual effective income tax rate during the six months ended February 29, 2008 and February 28,

2007 was lower than the statutory rate primarily due to NTIC’s equity in income of corporate joint ventures being recognized based on after-tax earnings of these entities.  To the extent joint ventures’ undistributed earnings are distributed to NTIC, it is not expected to result in any material additional income tax liability after the application of foreign tax credits.

Liquidity and Capital Resources

Sources of Cash and Working Capital.  As of February 29, 2008, NTIC’s working capital was $5,083,555, including $461,161 in cash and cash equivalents, compared to working capital of $3,788,777, including $244,499 in cash and cash equivalents, as of August 31, 2007.

NTIC had a revolving credit facility of $1,500,000 that was renewed on January 30, 2008. As described in more detail below, subsequent to the end of NTIC’s second fiscal quarter, NTIC terminated the revolving credit facility and increased the amount available under its demand line of credit with National City Bank to $2,300,000.  Outstanding amounts under the revolving credit facility bore interest at an annual rate based on LIBOR plus 2.25%.  As of February 29, 2008, the interest rate was 7.49% and the average interest rate over the six months ended February 29, 2008 and February 28, 2007 was 7.43% and 7.58%, respectively. Amounts borrowed under the facility were collateralized by a lien on substantially all of NTIC’s assets, excluding its corporate joint venture interests, intellectual property rights and its Circle Pines headquarters.  The credit documents contained other terms and provisions (including representations, covenants and conditions) customary for transactions of this type. Significant financial covenants included the maintenance of a minimum fixed charge coverage ratio of 1.0 to 1.0.  Other covenants included a prohibition on any merger or consolidation without prior consent of the lender and restrictions on future credit extensions and non-equity investments and the incurrence of additional indebtedness without the lender’s prior consent. During the six months ended February 29, 2008, NTIC was in compliance with all covenants under the revolving credit facility.  The facility contained customary events of default, including nonpayment of principal or other amounts when due; breach of covenants; inaccuracy of representations and warranties; cross-default and/or cross-acceleration to other indebtedness; non-compliance with laws; certain voluntary and involuntary bankruptcy events; judgments entered against NTIC; and a sale of material assets. If an event of default were to occur and was continuing, the lender had the right, among other things, to terminate its obligations thereunder and require NTIC to repay all amounts thereunder.  As of February 29, 2008, there was no outstanding balance under the facility.  The line of credit was subject to a borrowing base calculation and at February 29, 2008, NTIC had $1,500,000 available.

NTIC also had a demand line of credit in the amount of $800,000 with National City Bank.  NTIC obtained the demand line of credit in December 2006 to fund NTIC’s obligations related to a required deposit of $445,469 with the courts in Finland in connection with NTIC’s legal action in Finland.  On April 10, 2008, NTIC entered into a Promissory Note Modification Agreement with National City Bank pursuant to which NTIC’s demand line of credit was increased to $2,300,000 and its $1,500,000 revolving credit facility was terminated.  Advances made under the demand line of credit will be made at the sole discretion of National City Bank and will be due and payable on demand.  Outstanding amounts under the demand line of credit bear interest at an annual rate based on LIBOR plus 2.25%.  As of February 29, 2008, the interest rate was 7.49%.  Interest is payable in arrears on the 15th day of each month and on demand. There was no outstanding balance under this facility as of February 29, 2008; however, $600,000 was committed from the demand line to cover a letter of credit

NTIC believes that a combination of its existing cash and cash equivalents, forecasted cash flows from future operations, anticipated distributions of earnings and technical assistance fees to NTIC from its joint venture investments and funds available through existing or anticipated financing arrangements, will continue to be adequate to fund its operations, capital expenditures, debt repayments and any stock repurchases for at least the next 12 months.  In an effort to increase net sales, NTIC is in the process of expanding the application of its corrosion inhibiting technology into the oil and gas industry and its product line to include biodegradable and compostable plastics and machinery that converts waste plastics into diesel, gasoline and mid-distillates.

During the remainder of fiscal 2008, NTIC expects to invest additional research and development and marketing efforts and resources into these emerging businesses, product lines and markets.  During the first six months of fiscal 2008, NTIC invested approximately $1,450,720 in additional research and development and marketing efforts and resources into these emerging businesses, product lines and markets.  In order to take advantage of such new product and market opportunities to expand its business and increase its revenues, NTIC may decide to finance such opportunities by increasing borrowings under its line of credit or raising additional financing through the issuance of debt or equity securities.  There is no assurance that any financing transaction will be available on terms acceptable to NTIC or at all, or that any financing transaction will not be dilutive to NTIC’s current stockholders.

Uses of Cash and Cash Flows.  Cash flows used in operations for the six months ended February 29, 2008 was $1,212,862, which resulted principally from the equity income of corporate joint ventures, increases in technical and other services receivables, inventories and prepaid expenses and decreases in accounts payable being offset by net income, depreciation and amortization expense, decreases in trade receivables and increases in accrued liabilities.  Cash flows used in operations for the six months ended February 28, 2007 were $1,371,623, which resulted principally from equity in income from corporate joint ventures, gain on sale of assets, decreases in accounts payable and accrued liabilities and increases in inventories and prepaid expenses, offset by net income, depreciation and amortization expense, and decreases in trade and income tax receivables.

Net cash provided by investing activities for the six months ended February 29, 2008 was $1,398,107 which was comprised of dividends received from corporate joint ventures and the sale of a joint venture, offset by additions to property and equipment, loans made and investment in joint ventures.   Net cash provided by investing activities for the six months ended February 28, 2007 was $1,201,390, which resulted from dividends received from corporate joint ventures, proceeds from the sale of assets and cash received from loans and deposits, offset by additions to property and equipment and investment in joint ventures.

Net cash provided by financing activities for the six months ended February 29, 2008 was $31,417, which resulted primarily from proceeds from the employee stock purchase plan offset by principal payments on the bank loan for NTIC’s corporate headquarter building.  Net cash provided by financing activities for the six months ended February 28, 2007 was $111,670, which resulted primarily from borrowings on NTIC’s line of credit and proceeds from the exercise of stock options, offset by bank overdrafts.

Capital Expenditures and Commitments.  NTIC had no material lease commitments as of February 29, 2008, except a lease agreement entered into by NTI Facilities, Inc., a subsidiary of NTIC, for approximately 16,994 square feet of office, manufacturing, laboratory and warehouse space in Beachwood, Ohio, requiring monthly payments of $17,500, which are adjusted annually according to the annual consumer price index, through November 2014.

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

NTIC’s demand line of credit bears interest at a rate based on LIBOR and thus may subject NTIC to some market risk on interest rates.  There was no outstanding balance under this facility as of February 29, 2008, however, $600,000 was committed from the demand line to cover a letter of credit.

Related Party Transactions

There we no new related party transactions to be disclosed.

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

Investments in Corporate Joint Ventures

NTIC’s investments in corporate joint ventures are accounted for using the equity method, except for React-NTI LLC which has been fully consolidated, due to the adoption of FIN 46R.  Periodically, NTIC evaluates the investments for any impairment and assesses the future cash flow projections to determine if there are any going concern issues.  If an investment were determined to be impaired, then a reserve would be created to reflect the impairment on the financial results of NTIC.  NTIC’s evaluation of its investments in corporate joint ventures requires NTIC to make assumptions about future cash flows of its corporate joint ventures.  These assumptions require significant judgment and actual results may differ from assumed or estimated amounts.  NTIC’s investments in corporate joint ventures were $15,209,705 and $13,602,842 as of February 29, 2008 and August 31, 2007, respectively.

Principles of Consolidation

NTIC’s consolidated financial statements include the accounts of Northern Technologies International Corporation, its wholly owned subsidiaries, NTI Facilities, Inc. and Northern Technologies Holding Company, LLC, and its 75% owned subsidiary, React-NTI LLC.  All significant intercompany transactions and balances have been eliminated in consolidation.

Accounts and Notes Receivable

NTIC values accounts and notes receivable, net of an allowance for doubtful accounts. Each quarter, NTIC prepares an analysis of its ability to collect outstanding receivables that provides a basis for an allowance estimate for doubtful accounts.  In doing so, NTIC evaluates the age of its receivables, past collection history, current financial conditions of key customers and economic conditions. Based on this evaluation, NTIC establishes a reserve for specific accounts and notes receivable that it believes are uncollectible, as well as an estimate of uncollectible receivables not specifically known.  Deterioration in the financial condition of any key customer or a significant slowdown in the economy could have a material negative impact on NTIC’s ability to collect a portion or all of the accounts and notes receivable. NTIC believes that an analysis of historical trends and its current knowledge of potential collection problems provide NTIC with sufficient information to establish a reasonable estimate for an allowance for doubtful accounts. However, since NTIC cannot predict with certainty future changes in the financial stability of its customers, NTIC’s actual future losses from uncollectible accounts may differ from its estimates. In the event NTIC determined that a smaller or larger uncollectible accounts reserve is appropriate, NTIC would record a credit or charge to selling expense in the period that it made such a determination. Accounts receivable have been reduced by an allowance for uncollectible accounts of $20,000 and $30,000 at February 29, 2008 and August 31, 2007, respectively.

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

Stock-Based Compensation

In December 2004, FASB published FASB Statement No. 123 (revised 2004), “Share-Based Payment.”  FAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements.  That cost will be measured based on the fair value of the equity or liability instruments issued.  FAS 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans.  FAS 123(R) is a replacement of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretive guidance.  The effect of FAS 123(R) is to require entities to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award.  FAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in FAS 123(R).  NTIC implemented FAS 123(R) on September 1, 2006, using the modified prospective transition method.

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

A significant portion of NTIC’s historical consolidated net sales were dependent upon a single React Inc. customer, which has indicated a desire not to purchase any future products from NTIC or its subsidiaries. As a result, NTIC’s fiscal 2008 have been materially harmed and NTIC’s future consolidated net sales will continue to be materially harmed.

A customer of NTIC’s React-NTI, LLC joint venture accounted for, in the aggregate, approximately 28.0% and 26.6% of NTIC’s consolidated net sales for the fiscal year ended August 31, 2007 and 2006.  As described in more detail under the heading “Part I. Financial Information. Item 2.  Management’s Discussion and Analysis or Plan of Operation—Financial Overview,” during fourth quarter of fiscal 2007, this customer notified React that it would place future orders for React’s remaining inventory of ink additives, but that after such inventory was purchased, the customer would not place any future orders.  The loss of this customer has had a material adverse impact on NTIC’s consolidated net sales for fiscal 2008 and NTIC anticipates that the loss of this customer will continue to have a material adverse impact on NTIC’s consolidated net sales thereafter.  However, since the margins on React’s sales of the ink additives to this customer were extremely small, the loss of this customer did not have a material adverse effect on NTIC’s consolidated net income for the first and second quarters of fiscal 2008 and NTIC does not expect that the anticipated continued decrease in net sales by React will have a material adverse effect on NTIC’s future consolidated net income. No assurance can be provided, however, that the loss of this customer will not have a material adverse effect on NTIC’s future consolidated net income.

The automotive industry in the United States has experienced contraction in recent years thus resulting in decreased demand for NTIC’s Zerust® products in the United States, which has adversely affected and may continue to adversely affect NTIC’s net sales from North American operations and net income.

During the fiscal year ended August 31, 2007 and during the six months ended February 29, 2008, over 70% and 82.1%, respectively, of NTIC’s consolidated net sales were derived from the sales of Zerust® rust and corrosion inhibiting packaging products and services.  Most of these products and services were sold to customers in the automotive industry and to a lesser extent to customers in the electronics, electrical, mechanical, military and retail consumer markets.  The automotive industry in the United States has experienced contraction in recent years and is not expected to improve in the foreseeable future, which may result in a continued adverse effect on NTIC’s net sales from North American operations and net income.  While NTIC intends to increase marketing efforts of its Zerust® products and services to customers in other target industries, no assurance can be provided that NTIC will be successful in doing so or will recognize increased sales from such new target markets.

NTIC intends to invest additional research and development and marketing efforts and resources to expand its existing product lines and the distribution of its products into new target markets, such as the oil and gas industry.  No assurance can be provided, however, that NTIC’s investments in such new products and markets will be successful and result in additional revenue.

In an effort to increase net sales, NTIC is expanding its corrosion solution products into new markets, such as the oil and gas industry, and expanding its product lines to include other products, such as biodegradable and compostable plastics, plastic recycling technology and corrosion solutions in the oil and gas industry.  During fiscal 2008, NTIC expects to make additional research and development and marketing efforts and invest additional resources into these new product lines and markets.  During the first six months of fiscal 2008, NTIC invested approximately $1,450,720 in additional research and development and marketing efforts and resources into these emerging businesses, product lines and markets.  NTIC anticipates additional revenue from these new technologies in fiscal year ending August 31, 2008.  Although NTIC recognized $102,707 in sales of Natur-Tec™ for the six months ended February 29, 2008, no assurance can be provided that such new businesses will be successful or that NTIC will be successful in obtaining additional revenue.

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

NTIC is in the process of expanding its technologies into other applications and businesses.  NTIC is undertaking these new businesses either directly or through joint ventures.  Such new businesses are risky and subject to all of the risks inherent in the establishment of a new business enterprise, including:

•                  the absence of an operating history;

•                  the lack of commercialized products;

•                  insufficient capital and other resources;

•                  expected substantial and continual losses for such businesses for the foreseeable future;

•                  the lack of manufacturing experience and limited marketing experience;

•                  an expected reliance on third parties for the commercialization of some of the proposed products;

•                  a competitive environment characterized by numerous, well-established and well-capitalized competitors; and

•                  reliance on key personnel.

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

NTIC offers direct on-site technical support on rust and corrosion issues in over 50 countries, and operates a marketing, distribution, and technical network through joint ventures in North America, South America, Europe, Asia and the Middle East.  NTIC’s consolidated net sales, including the corporate joint venture sales, outside the United States were 25.8% and 20.8% of its total consolidated net sales for the six months ended February 29, 2008 and for the fiscal year ended August 31, 2007, respectively.  One of NTIC’s strategic objectives is to expand its international operations.  NTIC has recently entered into joint ventures in Indonesia, the Ukraine, Thailand and the United Arab Emirates.  The expansion of NTIC’s existing international operations and entry into additional international markets requires management attention and financial resources. Many of the countries in which NTIC sells its products directly or indirectly through its corporate joint ventures, are, to some degree, subject to political, economic and/or social instability.  NTIC’s international operations expose NTIC and its joint venture partners, representatives, agents and distributors to risks inherent in operating in foreign jurisdictions.  These risks include:

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

NTIC’s liquidity and financial position rely on dividend distributions from its corporate joint ventures.  During the six months ended February 29, 2008 and the fiscal year ended August 31, 2007, NTIC received approximately $1,470,508 and $1,643,000, respectively, in dividends from its corporate joint ventures.  Because NTIC typically owns only 50% or less of its joint venture entities, NTIC does not control the decisions of these entities regarding whether to pay dividends and how much in dividends should be paid in any given year.  Thus, NTIC cannot guarantee that any of its joint ventures will pay dividends in any given year.  The failure of NTIC’s joint ventures to declare dividends in amounts typically expected by NTIC could adversely affect NTIC’s liquidity and financial position.

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

As of April 10, 2007, Inter Alia Holding Company beneficially owned approximately 24.5% of NTIC’s outstanding common stock.  Inter Alia is an entity owned by, among others, G. Patrick Lynch, NTIC’s President and Chief Executive Officer and a director, and Philip M. Lynch, NTIC’s former Chairman of the Board and Chief Executive Officer and current Chairman Emeritus.  G. Patrick Lynch is the son of Philip M. Lynch.  Messrs. G.P. Lynch and P.M. Lynch share voting and dispositive power of shares of NTIC’s common stock held by Inter Alia Holding Company.  As a result of his share ownership through Inter Alia and his position as President and Chief Executive Officer and a director of NTIC, Mr. G.P. Lynch may be able to influence the affairs and actions of NTIC, including matters requiring stockholder approval, such as the election of directors and approval of significant corporate transactions.  The interests of Inter Alia may differ from the interests of NTIC’s other stockholders.  This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of NTIC, could deprive NTIC’s stockholders of an opportunity to receive a premium for their common stock as part of a sale or merger of NTIC and may negatively affect the market price of NTIC’s common stock.  Transactions that could be affected by this concentration of ownership include proxy contests, tender offers, mergers or other purchases of common stock that could give stockholders the opportunity to realize a premium over the then-prevailing market price for shares of NTIC’s common stock.

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

NTIC is party to several litigation matters and an audit matter with the U.S. Internal Revenue Service as described in more detail in Note 9 to NTIC’s consolidated financial statements.  Such litigation and audit matter are costly and may adversely affect NTIC’s operating results and financial condition.  In addition, the resolution of such matters may also have a material adverse effect on NTIC’s operating results and financial condition.

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

ITEM 3.           CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

There was no change in NTIC’s internal control over financial reporting that occurred during the quarter ended February 29, 2008 that has materially affected, or is reasonably likely to materially affect NTIC’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

A description of NTIC’s legal proceedings in Note 9 of NTIC’s consolidated financial statements included within this report is incorporated herein by reference.

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Recent Sales of Unregistered Equity Securities

During the three months ended February 29, 2008, NTIC did not issue any shares of its common stock or other equity securities of NTIC that were not registered under the Securities Act of 1933.

Small Business Issuer Purchases of Equity Securities

During the three months ended February 29, 2008, NTIC did not purchase any shares of its common stock or other equity securities of NTIC.

On November 13, 2003, the Board of Directors of NTIC authorized Matthew Wolsfeld, Chief Financial Officer of NTIC, to repurchase on behalf of NTIC, up to 100,000 shares of NTIC’s common stock from time to time in accordance with applicable rules governing issuer stock repurchases.  Since being authorized, NTIC has repurchased and retired an aggregate of 44,200 shares of its common stock.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)        The Annual Meeting of Stockholders of NTIC was held on January 24, 2008.

(b)        The results of the stockholder votes were as follows:

	For	Against/ Withheld	Abstain	Broker Non-Vote
1. Election of Directors
Pierre Chenu	3,044,307	8,050	0	0
G. Patrick Lynch	3,048,857	3,500	0	0
Dr. Donald A. Kubik	3,042,969	9,388	0	0
Mark J. Stone	3,049,057	3,300	0	0
Dr. Sunggyu Lee	3,043,057	9,300	0	0
Dr. Ramani Narayan	3,043,057	9,300	0	0
Mark M. Mayers	2,062,015	990,342	0	0

2. Ratification of Appointment of independent Registered Public Accounting Firm	3,044,100	385	7,871	0

ITEM 5.           OTHER INFORMATION

On April 10, 2008, NTIC entered into a Promissory Note Modification Agreement with National City Bank pursuant to which NTIC’s demand line of credit was increased to $2,300,000 and its $1,500,000 revolving credit facility was terminated.  Advances made under the demand line of credit will be made at the sole discretion of National City Bank and will be due and payable on demand.  Outstanding amounts under the demand line of credit bear interest at an annual rate based on LIBOR plus 2.25%.  Interest is payable in arrears on the 15th day of each month and on demand.  As of April 10, 2008, no amounts had been borrowed by NTIC under the demand line of credit.  A copy of the Promissory Note Modification Agreement has been filed as Exhibit 10.3 to this report and is incorporated herein by this reference.

ITEM 6.           EXHIBITS

The following exhibits are being filed or furnished with this quarterly report on Form 10-QSB:

Exhibit No.	Description
10.1	Promissory Note Modification Agreement dated January 31, 2008 between Northern Technologies International Corporation and National City Bank

10.2	Promissory Note Modification Agreement dated January 31, 2008 between Northern Technologies International Corporation and National City Bank

10.3	Promissory Note Modification Agreement dated April 10, 2008 between Northern Technologies International Corporation and National City Bank

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

Date: April 14, 2008	Matthew C. Wolsfeld, CPA
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized to Sign on Behalf of the Registrant)

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
QUARTERLY REPORT ON FORM 10-QSB
EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
10.1	Promissory Note Modification Agreement dated January 31, 2008 between Northern Technologies International Corporation and National City Bank	Filed herewith

10.2	Promissory Note Modification Agreement dated January 31, 2008 between Northern Technologies International Corporation and National City Bank	Filed herewith

10.3	Promissory Note Modification Agreement dated April 10, 2008 between Northern Technologies International Corporation and National City Bank	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith