Form 10QSB
period 2008-05-31
NORTHERN TECHNOLOGIES INTERNATIONAL CORP
filed 2008-07-09
CIK 875582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark one)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

May 31, 2008

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

Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Exchange Act).

Yes  ☐  No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of July 11, 2008

Common Stock, $0.02 par value	3,723,166

Transitional Small Business Disclosure Format (check one):  Yes  ☐  No  ☒

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

FORM 10-QSB

May 31, 2008

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

i

PART I - FINANCIAL INFORMATION

ITEM 1.                             FINANCIAL STATEMENTS

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

AND SUBSIDIARIES – CONSOLIDATED BALANCE SHEETS as of

May 31, 2008 (Unaudited) and August 31, 2007 (Audited)

	May 31, 2008	August 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$418,994	$244,499
Receivables:
Trade excluding corporate joint ventures, less allowance for doubtful accounts of $20,000 and $30,000 at May 31, 2008 and August 31, 2007	2,065,498	1,622,420
Trade corporate joint ventures	521,456	642,518
Technical and other services, corporate joint ventures	2,620,223	1,514,139
Income taxes	—	29,755
Inventories	1,863,782	1,636,073
Prepaid expenses	269,426	184,407
Deferred income taxes	562,000	562,000
Total current assets	8,321,379	6,435,811

PROPERTY AND EQUIPMENT, net	3,795,173	3,792,461

OTHER ASSETS:
Investments in corporate joint ventures:
Industrial chemical	15,819,169	13,180,576
Industrial non-chemical	373,972	422,266
Deferred income taxes	366,500	779,500
Notes receivable	158,836	32,187
Industrial patents and trademarks, net	1,021,466	983,206
Goodwill	304,000	304,000
Other	375,352	366,749
	18,419,295	16,068,484
	$30,535,847	$26,296,756

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank overdrafts	$236,480	$—
Current portion of note payable	31,431	29,319
Accounts payable	854,167	1,337,443
Accrued liabilities:
Payroll and related benefits	1,135,315	1,025,858
Income taxes payable	168,145	—
Deferred joint venture royalties	264,000	192,000
Other	233,659	62,414
Total current liabilities	2,923,197	2,647,034

NOTE PAYABLE, NET OF CURRENT PORTION	1,187,521	1,211,528
MINORITY INTEREST	3,864	36,133

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value; authorized 10,000 shares; none issued and outstanding	—	—
Common stock, $0.02 par value per share; authorized 10,000,000 shares; issued and outstanding 3,723,166 and 3,683,016, respectively	74,463	73,660
Additional paid-in capital	5,205,516	4,755,146
Retained earnings	18,225,016	16,118,982
Accumulated other comprehensive income	2,916,270	1,454,273
Total stockholders’ equity	26,421,265	22,402,061
	$30,535,847	$26,296,756

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES
- CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

THREE AND NINE MONTHS ENDED MAY 31, 2008 AND 2007

	Three Months Ended		Nine Months Ended
	May 31, 2008	May 31, 2007	May 31, 2008	May 31, 2007
NORTH AMERICAN OPERATIONS:
Sales	$3,269,721	$4,407,798	$9,518,162	$12,910,067
Cost of goods sold	2,059,855	2,876,012	5,763,500	8,280,131
Gross profit	1,209,866	1,531,786	3,754,662	4,629,936

Operating expenses:
Selling	799,949	887,014	2,413,895	2,466,218
General and administrative	702,592	608,104	2,545,414	2,235,276
Lab and technical support	32,631	46,941	143,375	177,316
	1,535,172	1,542,059	5,102,684	4,878,810

NORTH AMERICAN OPERATING LOSS	(325,306)	(10,273)	(1,348,022)	(248,874)

CORPORATE JOINT VENTURES AND HOLDING COMPANIES:
Equity in income of industrial chemical corporate joint ventures and holding companies	1,155,282	722,075	3,109,093	2,318,009
Equity in (loss) income of industrial non-chemical corporate joint ventures and holding companies	(16,142)	32,211	(102,097)	66,011
Gain on sale of industrial chemical corporate joint venture	—	—	172,767	—
Fees for technical support and other services provided to corporate joint ventures	1,517,428	1,162,974	4,537,855	3,508,977
Expenses incurred in support of corporate joint ventures	(1,412,582)	(1,161,702)	(3,837,266)	(3,819,003)

INCOME FROM ALL CORPORATE JOINT VENTURES AND HOLDING COMPANIES	1,243,986	755,558	3,880,352	2,073,994

INTEREST INCOME	22,277	667	23,196	2,368
INTEREST EXPENSE	(21,757)	(41,139)	(93,872)	(131,503)
OTHER INCOME	6,825	6,281	21,582	14,655
GAIN ON SALE OF ASSETS	—	100	5,529	726,295
MINORITY INTEREST	10,123	7,606	32,269	292

INCOME BEFORE INCOME TAX EXPENSE	936,148	718,800	2,521,034	2,437,227

INCOME TAX EXPENSE	148,000	91,000	415,000	371,000

NET INCOME	$788,148	$627,800	$2,106,034	$2,066,227

NET INCOME PER COMMON SHARE:
Basic	$0.21	$0.17	$0.57	$0.56
Diluted	$0.21	$0.17	$0.56	$0.56

WEIGHTED AVERAGE COMMON SHARES ASSUMED OUTSTANDING:
Basic	3,723,166	3,679,016	3,704,673	3,674,635
Diluted	3,758,646	3,708,626	3,741,558	3,707,772

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND

SUBSIDIARIES - CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

NINE MONTHS ENDED MAY 31, 2008 and 2007

	Nine Months Ended
	May 31, 2008	May 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,106,034	$2,066,227
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Expensing of fair value of stock options vested	71,403	60,786
Depreciation expense	262,808	232,520
Amortization expense	116,196	132,188
Gain on sale of assets	(5,529)	(726,295)
Minority interest expense	(32,269)	(292)
Equity in income from corporate joint ventures:
Industrial chemical	(3,109,093)	(2,318,009)
Industrial non-chemical	102,097	(66,011)
Deferred income taxes	413,000	—
Gain on sale of industrial chemical corporate joint venture	(172,767)	—
Deferred joint venture royalties	72,000	72,000
Change in current assets and liabilities:
Receivables:
Trade excluding corporate joint ventures	(443,078)	353,841
Trade corporate joint ventures	121,062	(52,615)
Technical and other services receivables, corporate joint ventures	(1,106,084)	(67,461)
Income taxes	29,755	(6,596)
Inventories	(227,709)	(275,315)
Prepaid expenses and other	(85,019)	33,093
Income taxes payable	168,145	—
Accounts payable	(483,276)	(807,064)
Accrued liabilities	614,972	133,952
Net cash used in operating activities	(1,587,352)	(1,235,051)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of assets	6,201	850,367
Investment in corporate joint ventures	(117,950)	(538,104)
Dividends received from corporate joint ventures	1,805,411	1,395,740
Proceeds from sale of industrial chemical corporate joint ventures	364,000	—
Loans made	(140,000)	—
Cash received from notes receivable	—	445,469
Additions to property and equipment	(266,192)	(748,161)
Increase in other assets	(8,603)	(41,171)
Additions to industrial patents	(141,105)	(94,549)
Net cash provided by investing activities	1,501,762	1,269,591

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings made on line of credit	—	274,000
Repayment of note payable	(21,895)	(20,479)
Proceeds from exercise of stock options	—	104,772
Proceeds from employee stock purchase plan	45,500	—
Bank overdrafts	236,480	(155,704)
Net cash provided by financing activities	260,085	202,589

NET INCREASE IN CASH AND CASH EQUIVALENTS	174,495	237,129
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	244,499	299,117

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$418,994	$536,246

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.                                      INTERIM FINANCIAL INFORMATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all necessary adjustments, which are of a normal recurring nature, and present fairly the consolidated financial position of Northern Technologies International Corporation and its subsidiaries (the Company) as of May 31, 2008 and the results of their operations for the three and nine months ended May 31, 2008 and May 31, 2007 and their cash flows for the nine months ended May 31, 2008 and May 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s annual report on Form 10-KSB for the fiscal year ended August 31, 2007 and with the Management’s Discussion and Analysis or Plan of Operation section appearing in this quarterly report.  Operating results for the three and nine months ended May 31, 2008 are not necessarily indicative of the results that may be expected for the full fiscal year ending August 31, 2008.

2.             RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Effective September 1, 2007, the Company adopted the provisions of the FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken in a tax return.  Under FIN 48, the impact of an uncertain tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority.  An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.  Additionally, FIN 48 provides guidance on subsequent derecognition of tax positions, financial statement classification, recognition of interest and penalties, accounting in interim periods and disclosure and transition rules.  The adoption of FIN 48 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

As of August 31, 2007, the Company had $75,000 of unrecognized tax benefits.  If recognized, $75,000 would have an impact on the Company’s effective tax rate.  During the nine months ended May 31, 2008, the unrecognized tax benefits have not increased or decreased materially.  It is expected that the amount of unrecognized tax benefits will change in the next 12 months; however, the Company cannot reasonably estimate that change.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of its income tax provision.  This policy did not change as a result of the adoption of FIN 48.  As of September 1, 2007, the Company recorded a liability of $11,300 for interest and penalties.  The liability for the payment of interest and penalties did not materially change during the nine months ended May 31, 2008.

The Company operates in multiple tax jurisdictions, both within the United States and outside the United States.  With certain exceptions, the Company is no longer subject to examination for tax years prior to 2004.  The Company’s tax filings for the fiscal years August 31, 2004 and August 31, 2005 were examined by the U.S. Internal Revenue Service.  The examination has been concluded with the exception of the payroll tax issue discussed within Note 9 to these consolidated financial statements entitled “Commitments and Contingencies.”

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

During December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, (Revised 2007), “Business Combinations” (SFAS 141 (Revised 2007)”).  While this statement retains the fundamental requirement of SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations, SFAS 141 (Revised 2007) now establishes the principles and requirements for how an acquirer in a business combination:  recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in the acquired; recognizes and measures the goodwill acquired in the business combination or the gain from a bargain purchase; and determines what information should be disclosed in the financial statements to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141 (Revised 2007) is effective for fiscal years beginning on or after December 15, 2008.  We do not believe the adoption of SFAS 141 will have a material effect on our results of operations or financial position.

3.             INVENTORIES

Inventories consisted of the following:

	May 31, 2008	August 31, 2007
Production materials	$532,210	$183,658
Finished goods	1,331,572	1,452,415
	$1,863,782	$1,636,073

4.             INVESTMENTS IN CORPORATE JOINT VENTURES

Composite financial information from the audited and unaudited financial statements of the Company’s joint ventures carried on the equity basis is summarized as follows:

	May 31, 2008	August 31, 2007
Current assets	$52,535,155	$42,767,569
Total assets	60,071,889	49,312,491
Current liabilities	20,807,784	14,939,496
Noncurrent liabilities	5,088,937	4,971,199
Joint ventures’ equity	34,175,168	29,401,796
Northern Technologies International Corporation’s share of Corporate Joint Ventures’ equity	$16,193,141	$13,602,842

	Three Months Ended		Nine Months Ended
	May 31, 2008	May 31, 2007	May 31, 2008	May 31, 2007
Net Sales	$30,802,632	$19,992,979	$79,893,753	$59,265,028
Gross Profit	13,840,622	9,780,323	36,383,556	28,705,348
Net Income	2,174,841	$1,769,563	5,434,476	4,903,342
NTIC’s share of equity in income of Corporate Joint Ventures	$1,139,140	$754,286	$3,006,996	$2,384,020

The financial statements of the Company’s foreign joint ventures were prepared using accounting principles accepted in the joint ventures’ country of domicile.   Amounts related to foreign joint ventures reported in the above tables and the accompanying financial statements have been adjusted to approximate US GAAP in all material respects.

During the nine months ended May 31, 2008, the Company invested $87,950 in a non-industrial chemical joint venture in Thailand in addition to $143,000 previously invested in December 2006. The Company has a 50% ownership interest in the Thailand joint venture entity.  The Thailand joint venture entity had no operations prior to the Company’s investment in December 2006.   The total contributions made by both owners of the Thailand joint venture were $461,900 as of May 31, 2008.

During the nine months ended May 31, 2008, the Company invested $30,000 in to its consumer products joint venture to be used for working capital. The Company has a 50% ownership interest in its consumer products joint venture entity.  The total contributions made by both owners of the consumer products joint venture were $60,000 as of May 31, 2008.

During the nine months ended May 31, 2008, the Company sold its 50% interest in its industrial chemical joint venture in Austria for $364,000.  The Company’s industrial chemical joint venture in Germany purchased the Company’s 50% joint venture interest and has consolidated the Austrian joint venture entity into its existing business.  The Company recorded a gain on the sale of $172,767, as the Company has determined its interest in the entity was non-controlling under EITF 02-05 “Definition of Common Control in relation to FASB Statement 141”.

5.                                      STOCKHOLDERS’ EQUITY

During the nine months ended May 31, 2008, the Company did not purchase or retire any shares of its common stock and no stock options to purchase shares of the Company’s common stock were exercised. The Company granted stock bonuses under the Northern Technologies International Corporation 2007 Stock Incentive Plan for an aggregate of 33,595 shares of its common stock to various employees during the nine months ended May 31, 2008.  The fair value of the shares of the Company’s common stock as of the date of grant of the stock bonuses was $334,270, based on the closing sale price of a share of the Company’s common stock on the date of grant.

During the nine months ended May 31, 2007, the Company did not purchase or retire any shares of its common stock and no stock options were exercised.  The Company granted stock bonuses under the Northern Technologies International Corporation 2000 Stock Incentive Plan for an aggregate of 37,245 shares of its common stock to various employees during the nine months ended May 31, 2007.  The fair value of the shares of the Company’s common stock as of the date of grant of the stock bonuses was $298,330, based on the closing sale price of a share of the Company’s common stock on the date of grant.

6.                                      TOTAL COMPREHENSIVE INCOME

The Company’s total comprehensive income was as follows:

	Three Months Ended		Nine Months Ended
	May 31, 2008	May 31, 2007	May 31, 2008	May 31, 2007
Net income	$788,148	$627,800	$2,106,034	$2,066,227
Other comprehensive income – foreign currency translation adjustment	149,198	202,075	1,461,997	505,880
Total comprehensive income	$937,346	$829,875	$3,568,031	$2,572,107

7.                                      NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding.  Diluted net income per share assumes the exercise of stock options using the treasury stock method, if dilutive.

For the nine month period ending May 31, 2008, options to purchase an aggregate of 35,140 shares were excluded from common share equivalents due to the exercise prices of such options exceeding average market prices.  No options to purchase shares of common stock were excluded from the computation of common share equivalents as of May 31, 2007, as all stock option exercise prices were less than the average market price of a share of common stock.

8.                                  STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation awards in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), “Share-Based Payment.” During the nine months ended May 31, 2008, options were granted with an exercise price equal to the market price of the Company’s common stock on the date of grant.  The options vest equally over a three-year period and have a five-year term. Compensation expense equal to the grant date fair value is recognized for these awards over the vesting period. Total compensation expense for options was $71,403 and $60,786 for the nine months ended May 31, 2008 and May 31, 2007, respectively.

The fair value of each share-based option is estimated on the date of grant using a Black-Scholes valuation method that uses the assumptions noted in the table below. The expected life is a significant assumption as it determines the period for which the risk-free interest rate, volatility and dividend yield must be applied. The expected life is the average length of time over which the employee is expected to exercise his or her options. Expected volatilities are based on the movement of the Company’s common stock over the most recent historical period equivalent to the expected life of the option. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury rate over the expected life at the time of grant. Dividend yield is estimated over the expected life based on the Company’s dividend policy, historical dividends paid, expected increase in future cash dividends and expected increase in the Company’s stock price. The following table illustrates the assumptions for options granted in the following fiscal periods.

	May 31, 2008	May 31, 2007
Dividend yield	2.00%	2.00%
Expected volatility	42.2%	42.9%
Expected life of option	5 years	5 years
Average risk-free interest rate	3.62%	4.67%

The weighted-average fair value of options granted during the quarters ended May 31, 2008 and May 31, 2007 was $3.84 per share and $2.95 per share, respectively.

9.             COMMITMENTS AND CONTINGENCIES

In April 2007, REACT-NTI, LLC (“React LLC”), a company that is 75% owned by the Company, was served with a summons and complaint that was filed by Shamrock Technologies, Inc. (“Shamrock”) in state court in New York.  This case has been removed to the Federal District Court for the Southern District of New York.  The lawsuit seeks payment from React LLC of commissions in the approximate amount of $314,500 owed by React LLC under a license agreement between React LLC and Shamrock.  The complaint alleges breach of the license agreement by React LLC and seeks damages in an unspecified amount for such breach as well as damages of approximately $300,000 for the alleged failure of React LLC to purchase from Shamrock certain inventory manufactured for sale to a customer.  React LLC acknowledges that React LLC has not made payment for product in the approximate amount of $300,000 to Shamrock as the invoice for this was only received after Shamrock had already filed its complaint, but denies all of the claims of breach of the license agreement by it and believes that damages caused by Shamrock’s breach of the license agreement and tortious conduct exceed any amounts owing to Shamrock.  React LLC formally responded to the complaint after removal by moving to dismiss or stay because of Shamrock’s failure to comply with alternative dispute resolution procedures contained in the license agreement.  By court order, the matter is presently stayed so that the parties can attempt mediation.  The parties mediated for one day and were unsuccessful in resolving the matter.  Negotiations following the mediation have also been unproductive, and it appears that the stay will be lifted.  Accordingly, React LLC will both defend against Shamrock’s allegations and pursue counterclaims against Shamrock for breach of the license agreement and for tortious interference.  Because this matter is in the early stage, the Company cannot estimate the possible loss or range of loss, if any, associated with its resolution.  However, there can be no assurance that the ultimate resolution of the matter will not result in a material adverse effect on the Company’s business, financial condition or results of operations.

The Company is involved in a legal action in Finland whereby the Company sued a Finnish company for trademark infringement.  Upon initiation of legal action, the courts seized the inventory of the Finnish company as contraband. The Company won the initial case, but subsequently lost on appeal.  The Company is currently appealing the latest court decision.  The outcome of the appeal is unknown and any potential loss cannot be estimated at this time; however, the potential judgment or any settlement resulting from the case could have a material impact on the financial position or results of operations of the Company due to claims against the Company related to expiration of inventory seized from the Finnish company.  The Company has obtained a $600,000 stand-by letter of credit to potentially fund the Company’s obligations related to the courts in Finland against the defendant’s products that were seized as contraband.  Advances made under the demand letter of credit will be made at the sole discretion of National City Bank and will be due and payable on demand.  Any outstanding unpaid principal balance under the demand letter of credit bears interest at an annual rate based on LIBOR plus 2.25%.  Interest is payable in arrears beginning on January 15, 2007 and on the 15th day of each month thereafter and on demand.  Because the Company believes that it has valid legal grounds for appeal, it has determined that a loss is not probable at this time as defined by SFAS 5, “Accounting for Contingencies.”  However, there can be no assurance that the ultimate resolution of the matter will not result in a material adverse effect on the Company’s business, financial condition or results of operations.

On June 11, 2008, the Company entered into an agreement to settle a lawsuit brought by Evelyna Cantwell and Jack Cantwell, individually, and also doing business as the principals of Byrd-Walsh International, LLC, against the Company and its former Chairman of the Board and Chief Executive Officer and current Chairman Emeritus, Philip M. Lynch.  The lawsuit sought unspecified injunctive relief as well as compensatory and punitive damages in an unspecified amount which, based on the allegations of the complaint, may have been claimed by plaintiffs to be in an amount in excess of $45 million.  Under the terms of the settlement agreement, the plaintiffs agreed to dismiss their claims with prejudice and to release the Company and Mr. Philip M. Lynch from any and all claims, in exchange for a cash payment from the Company of $41,340.

The Company is involved in various other legal actions arising in the normal course of business.  Management is of the opinion that any judgment or settlement resulting from these pending or threatened actions would not have a material adverse effect on the Company’s business, financial condition or results of operations.

In June 2007, the U.S. Internal Revenue Service concluded its audit of the Company’s U.S. federal income tax returns for fiscal 2004 and 2005.  As a result of such audit, the Company paid the IRS approximately $25,000 in additional payroll taxes.  The Company also agreed in principle with the IRS to adjustments that will result in the additional payment of approximately $60,000 in income tax and interest.  As a result of the audit, the IRS has also taken the position that the Company failed to withhold and has assessed against the Company approximately $505,000 of payroll taxes and individual income taxes on travel and other expense reimbursements made to Philip M. Lynch, the Company’s former Chairman of the Board and Chief Executive Officer and current Chairman Emeritus, and commissions payments made to Inter Alia Holding Co. under that certain former Manufacturer’s Representative Agreement dated as of October 1, 1976 and as subsequently amended thereafter between the Company and Inter Alia, which agreement has since been terminated.  Inter Alia beneficially owns approximately 24.9% of the Company’s outstanding common stock and Philip M. Lynch, the Company’s former Chairman of the Board and Chief Executive Officer and current Chairman Emeritus, and G. Patrick Lynch, the Company’s current President and Chief Executive Officer, are shareholders of Inter Alia.   G. Patrick Lynch is also the son of Philip M. Lynch.  The Company disagrees with the IRS’ position on withholding and is in the process of appealing the matter.  Because the Company believes that it has valid legal grounds for appeal, it has determined that a loss is not probable at this time as defined by SFAS 5, “Accounting for Contingencies.” However, there can be no assurance that the ultimate resolution of the matter will not result in a material adverse effect on the Company’s business, financial condition or results of operations.

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

10.          STATEMENTS OF CASH FLOWS

The Company did not declare or pay any cash dividends during fiscal 2007 and as of July 11, 2008, had not declared or paid any cash dividends during fiscal 2008.

The Company issued 33,595 and 37,245 shares of common stock as stock bonuses under its stock incentive plans to various employees to satisfy $334,270 and $298,330 of accrued payroll liability during the nine months ended May 31, 2008 and May 31, 2007, respectively.

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

In addition to Zerust® products and services, NTIC’s consolidated net sales in North America for the nine months ended May 31, 2008 included $204,998 in sales of NTIC’s Natur-Tec™ products, which are part of NTIC’s new biodegradable and compostable plastics line. Beginning in fiscal 2008, NTIC began manufacturing, test marketing and selling a broad range of bio-based and biodegradable (compostable) polymer resin compounds and products under the Natur-Tec™ brand. In recent years, a combination of market drivers, such as higher petroleum prices, a desire to reduce dependence on foreign oil, increased environmental awareness at the consumer level and favorable regulations banning the use of regular plastics, have led to widespread interest in sustainable, renewable resource-based and compostable alternatives to traditional plastics.  Natur-Tec™ bio-based and biodegradable plastics are manufactured using NTIC’s patented and/or proprietary technologies and are intended to replace conventional petroleum-based plastics. The Natur-Tec™ bioplastics portfolio spans flexible film, foam, rigid injection molded materials and engineered plastics. Natur-Tec™ biodegradable and compostable finished products include shopping and grocery bags, lawn and leaf bags, can liners, pet waste collection bags, cutlery, packaging foam and coated paper products and are engineered to be fully biodegradable in a composting environment. Unlike competing plastic products claiming to be “degradable” or “oxo-degradable” that only break down into smaller plastic fragments, Natur-Tec™ products are designed to completely biodegrade within 180 days in accordance with the ASTM D6400 standard for compostable plastics and are certified 100 percent biodegradable and compostable by the Biodegradable Products Institute.

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

In an effort to increase net sales, NTIC is in the process of expanding its product line to include biodegradable and compostable plastics and machinery that converts waste plastics into diesel, gasoline and mid-distillates and the application of its corrosion inhibiting technology into the oil and gas industry.  During fiscal 2008, NTIC expects to invest an aggregate of $2,800,000 to $3,100,000 in additional research and development and marketing efforts and resources into these emerging businesses, product lines and markets.   During the first nine months of fiscal 2008, NTIC invested $2,258,931 in additional research and development and marketing efforts and resources into these emerging businesses, product lines and markets.  These costs are included in expenses incurred in support of joint ventures.  Although NTIC recognized $204,998 in sales of Natur-Tec™ for the nine months ended May 31, 2008, no assurance can be provided that such new businesses will be successful or that NTIC will be successful in obtaining additional revenue.

Financial Overview

NTIC’s consolidated net sales in North America decreased 26.3% during the nine months ended May 31, 2008 compared to the nine months ended May 31, 2007, primarily as a result of the anticipated loss of its React-NTI, LLC subsidiary’s most significant customer, partially offset by an increase in demand for NTIC’s Zerust® products and sales of its new Natur-Tec™ products.  As previously disclosed by NTIC, the sales of React-NTI included in NTIC’s consolidated net sales historically have consisted almost entirely of sales by React Inc., a 100% owned subsidiary of React-NTI, of proprietary ink additives to one customer.  During fourth quarter of fiscal 2007, this single customer notified React Inc. of the customer’s intent to purchase React’s remaining inventory of ink additives, but that after such inventory was depleted, the customer would not place any future orders with React Inc.  React-NTI had consolidated sales of $291,668 in the nine months ended May 31, 2008 compared to sales of $4,076,784 in the nine months ended May 31, 2007.   The vast majority of such sales by React-NTI were from React Inc., which had sales of $248,160 during the nine months ended May 31, 2008 compared to sales of $4,025,160 during the nine months ended May 31, 2007.  NTIC anticipates React Inc. will have no additional sales after the nine months ended May 31, 2008.  Accordingly, the loss of React’s sole customer has had and is expected to continue to have a material adverse impact on NTIC’s consolidated net sales.  However, since the profit on React’s sales of the ink additives to this customer was extremely small, the effect on NTIC’s net income during the nine months ended May 31, 2008 was not material and NTIC does not expect that the anticipated continued decrease in net sales by React will have a material adverse effect on NTIC’s future consolidated net income.

Despite the decrease in NTIC’s consolidated net sales in North America, sales of NTIC’s rust and corrosion inhibiting products in North America increased slightly during the nine months ended May 31, 2008 compared to the same period in fiscal 2007.  Net sales of NTIC’s Zerust® products increased 2.2% or $188,213 to $9,021,496 during the nine months ended May 31, 2008 compared to $8,833,283 during the nine months ended May 31, 2007. Additionally, NTIC’s consolidated net sales in North America during the nine months ended May 31, 2008 included $204,998 from sales of NTIC’s Natur-Tec™ products.

NTIC’s international business has expanded significantly during the past several fiscal years.  Total net sales of all of NTIC’s joint ventures increased 34.8% to $79,893,753 during the nine months ended May 31, 2008 compared to $59,265,028 during the nine months ended May 31, 2007.  The profits of NTIC’s corporate joint ventures are shared, however, by the respective corporate joint venture owners in accordance with their respective ownership percentages.  In addition, NTIC’s receipt of funds as a result of sales by its joint ventures is dependent upon NTIC’s receipt of dividend distributions from the joint ventures and NTIC’s receipt of fees for technical and other support services that NTIC provides to its joint ventures based on the revenues of the joint ventures.  NTIC typically owns 50% or less of its joint venture entities and thus does not control the decisions of these entities regarding whether and how much dividends should be paid in any given year. NTIC’s income from its corporate joint ventures and holding companies increased 87.1% to $3,880,352 for the nine months ended May 31, 2008 compared to $2,073,994 for the nine months ended May 31, 2007.

NTIC sold its 50% ownership interest in its industrial chemical joint venture in Austria during the nine months ended May 31, 2008 for $364,000.  NTIC’s industrial chemical joint venture in Germany purchased NTIC’s 50% Austrian joint venture interest and has consolidated the joint venture into its existing business.  NTIC’s German joint venture will service the territory and customers of the former Austrian venture in addition to its own territory and customers.  NTIC recorded a gain on the sale of its Austrian joint venture ownership interest of $172,767, as NTIC determined that its interest in the Austrian joint venture entity was non-controlling.

Cost of goods sold as a percentage of net sales decreased to 60.6% for the nine months ended May 31, 2008 compared to 64.1% for the nine months ended May 31, 2007 primarily as a result of the significant decrease of React Inc. sales during the nine months ended May 31, 2008 compared to the same period during fiscal 2007, which sales were sold at lower margins than NTIC’s Zerust® and Natur-Tec™ products.

Net income increased 1.9% to $2,106,034, or $0.56 per diluted common share, for the nine months ended May 31, 2008 compared to $2,066,227, or $0.56 per diluted common share, for the nine months ended May 31, 2007.  Net income for the nine months ended May 31, 2007 included the impact of a one-time gain on sale of assets of $724,495 and thus excluding the impact of the one-time gain, the percentage increase in net income for the nine months ended May 31, 2008 compared to the same period in during fiscal 2007 would have been significantly higher.

NTIC’s working capital was $5,398,182 at May 31, 2008, including $418,994 in cash and cash equivalents.  As of May 31, 2008, NTIC did not have any borrowings under its $2,300,000 demand line of credit.

NTIC elected not to pay a cash dividend to its stockholders in fiscal 2007 or thus far in fiscal 2008 in order to preserve cash and make investments in future operations.  NTIC expects to meet its future liquidity requirements during at least the next 12 months by using its existing cash and cash equivalents, forecasted cash flows from future operations, anticipated distributions of earnings and technical assistance fees to NTIC from its joint venture investments and funds available through existing or anticipated financing arrangements.  In order to take advantage of new product and market opportunities to expand its business and increase its revenues, NTIC may decide to finance such opportunities by borrowing under its line of credit or raising additional financing through the issuance of debt or equity securities.

Results of Operations

The following table sets forth NTIC’s results of operations for the three months ended May 31, 2008 and May 31, 2007.

	Three Months Ended May 31, 2008	% of Net Sales	Three Months Ended May 31, 2007	% of Net Sales	$ Change	% Change
Net sales	$3,269,721	100.0%	$4,407,798	100.0%	$(1,138,077)	(25.8)%
Cost of goods sold	2,059,855	63.0%	2,876,012	65.3%	(816,157)	(28.4)%
Selling expenses	799,949	24.5%	887,014	20.1%	(87,065)	(9.8)%
General and administrative expenses	702,592	21.5%	608,104	13.8%	94,488	15.5%
Lab and technical support expenses	32,631	1.0%	46,941	1.1%	(14,310)	(30.5)%

The following table sets forth NTIC’s results of operations for the nine months ended May 31, 2008 and May 31, 2007.

	Nine Months Ended May 31, 2008	% of Net Sales	Nine Months Ended May 31, 2007	% of Net Sales	$ Change	% Change
Net sales	$9,518,162	100.0%	$12,910,067	100.0%	$(3,391,905)	(26.3)%
Cost of goods sold	5,763,500	60.6%	8,280,131	64.1%	(2,516,631)	(30.4)%
Selling expenses	2,413,895	25.4%	2,466,218	19.1%	(52,323)	(2.1)%
General and administrative expenses	2,545,414	26.7%	2,235,276	17.3%	310,138	13.9%
Lab and technical support expenses	143,375	1.5%	177,316	1.4%	(33,941)	(19.1)%

Net Sales. NTIC’s net sales originating in the United States decreased during the three and nine months ended May 31, 2008 compared to the same respective periods in fiscal 2007 primarily as a result of the loss of the principal customer of React Inc., partially offset by a slight increase in demand for Zerust® products sold to existing and new customers and sales of Natur-Tec™ products in the fiscal 2008 periods.

The following table sets forth NTIC’s net sales for the three months ended May 31, 2008 and May 31, 2007.

	Three Months Ended May 31, 2008	Three Months Ended May 31, 2007	$ Change	% Change
Zerust® sales	$3,167,431	$3,116,681	$50,750	1.7%
Natur-Tec™ sales	102,290	—	102,290	—
React-NTI sales	—	1,291,117	(1,291,117)	(100.0)%
Total North American net sales	$3,269,721	$4,407,798	$(1,138,077)	(25.8)%

The following table sets forth NTIC’s net sales for the nine months ended May 31, 2008 and May 31, 2007.

	Nine Months Ended May 31, 2008	Nine Months Ended May 31, 2007	$ Change	% Change
Zerust® sales	$9,021,496	$8,833,283	$188,213	2.1%
Natur-Tec™ sales	204,998	—	204,998	—
React-NTI sales	291,668	4,076,784	(3,785,116)	(92.8)%
Total North American net sales	$9,518,162	$12,910,067	$(3,391,905)	(26.3)%

Cost of Goods Sold.  Cost of goods sold decreased as a percentage of net sales for the three and nine months ended May 31, 2008, compared to the same respective periods in fiscal 2007 primarily as a result of the significant decrease in React Inc. sales which were sold at significantly lower margins than NTIC’s Zerust® products, combined with a slight reduction in the gross margin achieved on the core NTIC’s Zerust® products in North America.

Selling Expenses.  NTIC’s selling expenses decreased for the three months ended May 31, 2008 compared to the same period in fiscal 2007 primarily as a result of decreases in travel and related expenses associated with the discontinuation of sales by React Inc as noted above. Selling expenses decreased for the nine months ended May 31, 2008 by a negligible amount compared to the same period in fiscal 2007.  Selling expenses as a percentage of net sales for the three and nine month periods increased significantly compared to same respective periods in fiscal 2007 due to the decrease in React Inc. sales.

General and Administrative Expenses.  NTIC’s general and administrative expenses increased for the three and nine months ended May 31, 2008 compared to same respective periods in fiscal 2007.  The increase for the nine-month period was primarily a result of increases in (i) audit and tax expense of $141,000 and (ii) salary and benefits expenses of $60,000, partially offset by a decrease in insurance expense of $40,000.  The increase for the three-month period was primarily the result of increases in the same types of expenses associated with the nine-month period. As a percentage of net sales, general and administrative expenses increased significantly compared to same respective periods in fiscal 2007 due to the decrease in React Inc. net sales.

NTIC includes expenses in general and administrative expenses that provide benefit to the various joint ventures in addition to providing benefit to NTIC’s North American operations, including specifically, expenses associated with information technology, general insurance, salary and benefits, building expenses, audit and tax and directors fees.

Lab and Technical Support Expenses.  NTIC’s lab and technical support expenses decreased by a negligible amount for the three months ended May 31, 2008 compared to the same period in fiscal 2007 and decreased for the nine months ended May 31, 2008 compared to the same period in fiscal 2007.  As a percentage of net sales, lab and technical support expenses increased slightly during the three and nine months ended May 31, 2008 compared to same periods in fiscal 2007.

International Corporate Joint Ventures and Holding Companies.  Net sales of NTIC’s corporate joint ventures for the three and nine months ended May 31, 2008 and May 31, 2007, excluding React-NTI LLC, were as follows:

	Three Months Ended May 31, 2008	Three Months Ended May 31, 2007	$ Change	% Change
Industrial chemical	$30,419,909	$19,457,194	$10,962,715	56.3%
Non-industrial chemical	382,723	535,785	(153,062)	(28.6)
Total International Corporate Joint Ventures and Holding Companies sales	$30,802,632	$19,992,979	$10,809,653	54.1%

	Nine Months Ended May 31, 2008	Nine Months Ended May 31, 2007	$ Change	% Change
Industrial chemical	$78,897,265	$57,860,080	$21,037,185	36.4%
Non-industrial chemical	996,488	1,404,948	(408,460)	(29.1)%
Total International Corporate Joint Ventures and Holding Companies sales	$79,893,753	$59,265,028	$20,628,725	34.8%

NTIC had equity in income of corporate joint ventures and holding companies of $1,139,140 and $3,006,996 for the three and nine months ended May 31, 2008, respectively, and $754,286 and $2,384,020 for the three and nine months ended May 31, 2007, respectively.  The increase in both of the three- and nine-month comparison was due to the increase in revenue and profitability due to the growth of NTIC’s corporate joint ventures as a whole.

NTIC receives fees for technical and other support to NTIC’s corporate joint ventures based on the revenues of the individual corporate joint ventures.  NTIC recognized fee income for such support in the amounts of $1,517,428 and $4,537,855 for the three and nine months ended May 31, 2008, respectively, and $1,162,974 and $3,508,977 for the three and nine months ended May 31, 2007, respectively.  These increases in fees for technical and other support to its corporate joint ventures were due to the increase in revenues and profitability from the corporate joint ventures as a whole, as well as the foreign currency exchange rate of the U.S. dollar compared other currencies in which NTIC’s joint ventures conduct business.

NTIC sold its 50% ownership interest in its industrial chemical joint venture in Austria for $364,000.  NTIC’s industrial chemical joint venture in Germany purchased NTIC’s Austrian joint venture ownership interest and has consolidated the Austrian joint venture into its existing business.  NTIC’s German joint venture will service the territory and customers of NTIC’s former Austrian joint venture.  NTIC recorded a gain on the sale of the joint venture interest of $172,767 as NTIC determined its interest in the entity was non-controlling.

NTIC sponsors a worldwide corporate joint venture conference approximately every three to four years in which all of its corporate joint ventures are invited to participate.  NTIC defers a portion of its technical and other support fees received from its corporate joint ventures in each accounting period leading up to the next conference, reflecting that NTIC has not fully earned the payments received during that period.  The next corporate joint venture conference is scheduled to be held in the summer of 2009 or 2010.  There was $264,000 of deferred income recorded within other accrued liabilities at May 31, 2008 related to this future conference.  The costs associated with these joint venture conferences are offset against the deferral as incurred, generally in the period in which the conference is held and immediately before.

NTIC incurred direct expenses related to its corporate joint ventures and the holding companies of $1,412,582 and $3,837,266 for the three and nine months ended May 31, 2008 compared to $1,161,702 and $3,819,003 for the three and nine months ended May 31, 2007.  These expenses include: product and business development, consulting, travel, technical and marketing services to existing joint ventures, legal fees regarding the establishment of new joint ventures, registration and promotion and legal defense of worldwide trademarks and legal fees incurred in the filing of patent applications for new technologies to which NTIC acquired certain rights.  The increase in direct expenses incurred relating to NTIC’s corporate joint ventures and holding companies for the three months ended May 31, 2008 compared to the same period in fiscal 2007 were attributable to an increase in (i) expenses related to employee wages of $105,000, (ii) travel and related expenses of $28,000, (iv) consulting expense of $32,000 and (v) miscellaneous expenses of $60,000. These increases were partially offset by a decrease in legal expense of $24,000.  The increase for the nine months ended May 31, 2007 compared to the same period in fiscal 2007 was negligible. As a percentage of net sales, direct expenses incurred relating to NTIC’s corporate joint ventures and holding companies increased significantly due to the decrease in React Inc. net sales for the nine months ended May 31, 2008 compared to same period in fiscal 2007.

Interest Income.  NTIC’s interest income increased to $22,277 for the three months ended May 31, 2008 compared to $667 for the same period in fiscal 2007 and increased to $23,196 for the nine months ended May 31, 2008 compared to $2,368 for the same period in fiscal 2007 due primarily to interest income received from the United Kingdom tax authorities related to interest earned on a tax refund received that covered the period from fiscal 2001 to 2007.

Interest Expense.  NTIC’s interest expense decreased to $21,757 for the three months ended May 31, 2008 compared to $41,139 for the same period in fiscal 2007 and decreased to $93,872 for the nine months ended May 31, 2008 compared to $131,503 for the same period in fiscal 2007 due to lower average outstanding debt levels and decreases in interest rates during the fiscal 2008 periods.

Gain on Sale of Assets.  NTIC recognized no gain on sale of assets for the three months ended May 31, 2008 compared to a gain on sale of assets of $100 for the same period in fiscal 2007.  NTIC recognized a gain on sale of assets of $5,529 during the nine months ended May 31, 2008 compared to a gain on sale of assets of $726,295 for the same period in fiscal 2007, $724,495 of which was due to the sale of land, building and equipment that previously served as NTIC’s corporate headquarters.

Income Before Income Tax Expense.  Income before income tax expense increased to $936,148 for the three months ended May 31, 2008 compared to $718,800 for the same period in fiscal 2007.  Income before income tax expense increased $83,807 to $2,521,034 for the nine months ended May 31, 2008 compared to $2,437,227 for the same period in fiscal 2007.

Income Tax Expense. Income tax expense increased to $148,000 for the three months ended May 31, 2008 compared to $91,000 for the same period in fiscal 2007.  Income tax expense increased to $415,000 for the nine months ended May 31, 2008 compared to $371,000 for the same period in fiscal 2007.  Income tax expense for the three and nine months ended May 31, 2008 and May 31, 2007, respectively, was calculated based on management’s estimate of NTIC’s annual effective income tax rate.  NTIC’s annual effective income tax rate during the nine months ended May 31, 2008 and May 31, 2007 was lower than the statutory rate primarily due to NTIC’s equity in income of corporate joint ventures being recognized based on after-tax earnings of these entities.  To the extent joint ventures’ undistributed earnings are distributed to NTIC, it is not expected to result in any material additional income tax liability after the application of foreign tax credits.

Liquidity and Capital Resources

Sources of Cash and Working Capital.  As of May 31, 2008, NTIC’s working capital was $5,398,182, including $418,994 in cash and cash equivalents, compared to working capital of $3,788,777, including $244,499 in cash and cash equivalents, as of August 31, 2007.

On April 10, 2008, NTIC entered into a Promissory Note Modification Agreement with National City Bank pursuant to which NTIC’s demand line of credit was increased to $2,300,000 and its $1,500,000 revolving credit facility was terminated.  Advances made under the demand line of credit will be made at the sole discretion of National City Bank and will be due and payable on demand.  Outstanding amounts under the demand line of credit bear interest at an annual rate based on LIBOR plus 2.25%.  As of May 31, 2008, the interest rate was 4.75%.  Interest is payable in arrears on the 15th day of each month and on demand. There was no outstanding balance under this facility as of May 31, 2008; however, $600,000 was committed from the demand line to cover a letter of credit.

NTIC believes that a combination of its existing cash and cash equivalents, forecasted cash flows from future operations, anticipated distributions of earnings and technical assistance fees to NTIC from its joint venture investments and funds available through existing or anticipated financing arrangements, will continue to be adequate to fund its existing operations, capital expenditures, debt repayments and any stock repurchases for at least the next 12 months.  In an effort to increase net sales, NTIC is in the process of expanding its product line to include biodegradable and compostable plastics and machinery that converts waste plastics into diesel, gasoline and mid-distillates and the application of its corrosion inhibiting technology into the oil and gas industry.  During the remainder of fiscal 2008, NTIC expects to invest additional research and development and marketing efforts and resources into these emerging businesses, product lines and markets.  During the first nine months of fiscal 2008, NTIC invested $2,258,931 in additional research and development and marketing efforts and resources into these emerging businesses, product lines and markets.  In order to take advantage of such new product and market opportunities to expand its business and increase its revenues, NTIC may decide to finance such opportunities by borrowing under its line of credit or raising additional financing through the issuance of debt or equity securities.  There is no assurance that any financing transaction will be available on terms acceptable to NTIC or at all, or that any financing transaction will not be dilutive to NTIC’s current stockholders.

Uses of Cash and Cash Flows.  Cash flows used in operations for the nine months ended May 31, 2008 was $1,587,352, which resulted principally from the equity income of corporate joint ventures, increases in technical and other services receivables, inventories and prepaid expenses and decreases in accounts payable being offset by net income, depreciation and amortization expense, decreases in trade receivables and increases in accrued liabilities.  Cash flows used in operations for the nine months ended May 31, 2007 were $1,235,051, which resulted principally from equity in income from corporate joint ventures, gain on sale of assets, decreases in accounts payable and accrued liabilities and increases in inventories and prepaid expenses, offset by net income, depreciation and amortization expense, and decreases in trade and income tax receivables.

Net cash provided by investing activities for the nine months ended May 31, 2008 was $1,501,762 which was comprised of dividends received from corporate joint ventures and the sale of a joint venture, offset by additions to property and equipment, loans made and investment in joint ventures.   Net cash provided by investing activities for the nine months ended May 31, 2007 was $1,269,591, which resulted from dividends received from corporate joint ventures, proceeds from the sale of assets and cash received from loans and deposits, offset by additions to property and equipment and investment in joint ventures.

Net cash provided by financing activities for the nine months ended May 31, 2008 was $260,085, which resulted primarily from proceeds from NTIC’s employee stock purchase plan and bank overdrafts, offset by principal payments on the bank loan for NTIC’s corporate headquarters building.  Net cash provided by financing activities for the nine months ended May 31, 2007 was $202,589, which resulted primarily from borrowings on NTIC’s line of credit and proceeds from the exercise of stock options, offset by bank overdrafts.

Capital Expenditures and Commitments.  NTIC had no material lease commitments as of May 31, 2008, except a lease agreement entered into by NTI Facilities, Inc., a subsidiary of NTIC, for approximately 16,994 square feet of office, manufacturing, laboratory and warehouse space in Beachwood, Ohio, requiring monthly payments of $17,500, which are adjusted annually according to the annual consumer price index, through November 2014.

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

NTIC’s demand line of credit bears interest at a rate based on LIBOR and thus may subject NTIC to some market risk on interest rates.  There was no outstanding balance under this facility as of May 31, 2008; however, $600,000 was committed from the demand line to cover a letter of credit.

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

Investments in Corporate Joint Ventures

NTIC’s investments in corporate joint ventures are accounted for using the equity method, except for React-NTI LLC which has been fully consolidated, due to the adoption of FIN 46R.  Periodically, NTIC evaluates the investments for any impairment and assesses the future cash flow projections to determine if there are any going concern issues.  If an investment were determined to be impaired, then a reserve would be created to reflect the impairment on the financial results of NTIC.  NTIC’s evaluation of its investments in corporate joint ventures requires NTIC to make assumptions about future cash flows of its corporate joint ventures.  These assumptions require significant judgment and actual results may differ from assumed or estimated amounts.  NTIC’s investments in corporate joint ventures were $16,193,141 and $13,602,842 as of May 31, 2008 and August 31, 2007, respectively.

Principles of Consolidation

NTIC’s consolidated financial statements include the accounts of Northern Technologies International Corporation, its wholly owned subsidiaries, NTI Facilities, Inc. and Northern Technologies Holding Company, LLC, and its 75% owned subsidiary, React-NTI LLC.  All significant intercompany transactions and balances have been eliminated in consolidation.

Accounts and Notes Receivable

NTIC values accounts and notes receivable, net of an allowance for doubtful accounts. Each quarter, NTIC prepares an analysis of its ability to collect outstanding receivables that provides a basis for an allowance estimate for doubtful accounts.  In doing so, NTIC evaluates the age of its receivables, past collection history, current financial conditions of key customers and economic conditions. Based on this evaluation, NTIC establishes a reserve for specific accounts and notes receivable that it believes are uncollectible, as well as an estimate of uncollectible receivables not specifically known.  Deterioration in the financial condition of any key customer or a significant slowdown in the economy could have a material negative impact on NTIC’s ability to collect a portion or all of the accounts and notes receivable. NTIC believes that an analysis of historical trends and its current knowledge of potential collection problems provide NTIC with sufficient information to establish a reasonable estimate for an allowance for doubtful accounts. However, since NTIC cannot predict with certainty future changes in the financial stability of its customers, NTIC’s actual future losses from uncollectible accounts may differ from its estimates. In the event NTIC determined that a smaller or larger uncollectible accounts reserve is appropriate, NTIC would record a credit or charge to selling expense in the period that it made such a determination. Accounts receivable have been reduced by an allowance for uncollectible accounts of $20,000 and $30,000 at May 31, 2008 and August 31, 2007, respectively.

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

During the fiscal year ended August 31, 2007 and during the nine months ended May 31, 2008, over 70% and 97.0%, respectively, of NTIC’s consolidated net sales were derived from the sales of Zerust® rust and corrosion inhibiting packaging products and services.  Most of these products and services were sold to customers in the automotive industry and to a lesser extent to customers in the electronics, electrical, mechanical, military and retail consumer markets.  The automotive industry in the United States has experienced contraction in recent years and is not expected to improve in the foreseeable future, which may result in a continued adverse effect on NTIC’s net sales from North American operations and net income.  While NTIC intends to increase marketing efforts of its Zerust® products and services to customers in other target industries, no assurance can be provided that NTIC will be successful in doing so or will recognize increased sales from such new target markets.

NTIC intends to invest additional research and development and marketing efforts and resources to expand its existing product lines and the distribution of its products into new target markets, such as the oil and gas industry.  No assurance can be provided, however, that NTIC’s investments in such new products and markets will be successful and result in additional revenue.

In an effort to increase net sales, NTIC is expanding its corrosion solution products into new markets, such as the oil and gas industry, and expanding its product lines to include other products, such as biodegradable and compostable plastics, plastic recycling technology and corrosion solutions in the oil and gas industry.  During fiscal 2008, NTIC expects to make additional research and development and marketing efforts and invest additional resources into these new product lines and markets.  During the first nine months of fiscal 2008, NTIC invested $2,258,931 in additional research and development and marketing efforts and resources into these emerging businesses, product lines and markets.  Although NTIC recognized $204,998 in sales of Natur-Tec™ for the nine months ended May 31, 2008, no assurance can be provided that such new businesses will be successful or that NTIC will be successful in obtaining additional revenue.

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

NTIC offers direct on-site technical support on rust and corrosion issues in over 50 countries, and operates a marketing, distribution, and technical network through joint ventures in North America, South America, Europe, Asia and the Middle East.  One of NTIC’s strategic objectives is the continued expansion of its international operations.  NTIC has recently entered into joint ventures in Indonesia, the Ukraine, Thailand and the United Arab Emirates.  The expansion of NTIC’s existing international operations and entry into additional international markets requires management attention and financial resources. Many of the countries in which NTIC sells its products directly or indirectly through its corporate joint ventures, are, to some degree, subject to political, economic and/or social instability.  NTIC’s international operations expose NTIC and its joint venture partners, representatives, agents and distributors to risks inherent in operating in foreign jurisdictions.  These risks include:

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

NTIC’s liquidity and financial position rely on dividend distributions from its corporate joint ventures.  During the nine months ended May 31, 2008 and the fiscal year ended August 31, 2007, NTIC received $1,805,411 and $1,643,091, respectively, in dividends from its corporate joint ventures.  Because NTIC typically owns only 50% or less of its joint venture entities, NTIC does not control the decisions of these entities regarding whether to pay dividends and how much in dividends should be paid in any given year.  Thus, NTIC cannot guarantee that any of its joint ventures will pay dividends in any given year.  The failure of NTIC’s joint ventures to declare dividends in amounts typically expected by NTIC could adversely affect NTIC’s liquidity and financial position.

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

NTIC adopted accounting policy FASB Interpretation No. 46R (FIN 46R), “Consolidation of Variable Interest Entities, a revision of FIN 46” effective as of May 31, 2005.  As a result of FIN 46R, NTIC consolidated React-NTI LLC, one of its corporate joint ventures that is 75% owned by NTIC.  If the interpretation of FIN 46R were to change and NTIC were required to fully consolidate the remaining 28 of its corporate joint ventures or if NTIC’s corporate joint ventures otherwise would be required to be in compliance with the internal control provisions of the Sarbanes-Oxley Act of 2002, NTIC would incur significant additional costs.  NTIC estimates that the costs for each of its corporate joint ventures to become Sarbanes-Oxley compliant would range between $150,000 to $500,000 and that annual maintenance expenses would range from $50,000 to $100,000 per year per corporate joint venture thereafter.  In addition, other accounting pronouncements issued in the future could have a material cost associated with NTIC’s implementation of such new accounting pronouncements.

One of NTIC’s principal stockholders beneficially owns 24.5% of NTIC’s outstanding common stock and is affiliated with NTIC’s President and Chief Executive Officer and thus may be able influence matters requiring stockholder approval, including the election of directors, and could discourage or otherwise impede a transaction in which a third party wishes to purchase NTIC’s outstanding shares at a premium.

As of July 11, 2008, Inter Alia Holding Company beneficially owned approximately 24.5% of NTIC’s outstanding common stock.  Inter Alia is an entity owned by, among others, G. Patrick Lynch, NTIC’s President and Chief Executive Officer and a director, and Philip M. Lynch, NTIC’s former Chairman of the Board and Chief Executive Officer and current Chairman Emeritus.  G. Patrick Lynch is the son of Philip M. Lynch.  Messrs. G.P. Lynch and P.M. Lynch share voting and dispositive power of shares of NTIC’s common stock held by Inter Alia Holding Company.  As a result of his share ownership through Inter Alia and his position as President and Chief Executive Officer and a director of NTIC, Mr. G.P. Lynch may be able to influence the affairs and actions of NTIC, including matters requiring stockholder approval, such as the election of directors and approval of significant corporate transactions.  The interests of Inter Alia may differ from the interests of NTIC’s other stockholders.  This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of NTIC, could deprive NTIC’s stockholders of an opportunity to receive a premium for their common stock as part of a sale or merger of NTIC and may negatively affect the market price of NTIC’s common stock.  Transactions that could be affected by this concentration of ownership include proxy contests, tender offers, mergers or other purchases of common stock that could give stockholders the opportunity to realize a premium over the then-prevailing market price for shares of NTIC’s common stock.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related and other recent regulations implemented by the SEC and The American Stock Exchange, are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming.  NTIC will be evaluating its internal controls systems to allow management to report on, and its independent registered public accounting firm to attest to, NTIC’s internal control over financial reporting.  NTIC will be performing the system and process evaluation and testing (and any necessary remediation) required to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act.  NTIC cannot be certain as to the timing of completion of its evaluation, testing and remediation actions or the impact of the same on its operations since there is presently no precedent available by which to measure compliance adequacy.  If NTIC is not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, NTIC may be subject to sanctions or investigation by regulatory authorities, including the SEC or the NASDAQ Stock Market.  This type of action could adversely affect NTIC’s financial results or investors’ confidence in NTIC, and could cause NTIC’s stock price to decline.  In addition, the controls and procedures that NTIC may implement may not comply with all of the relevant rules and regulations of the SEC and the NASDAQ Stock Market.  If NTIC fails to develop and maintain effective controls and procedures, it may be unable to provide the required financial information in a timely and reliable manner.  In addition, NTIC’s efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding its assessment of its internal control over financial reporting and its independent registered public accounting firm’s report on that assessment will require the commitment of significant financial and managerial resources.

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

Changes in Internal Control over Financial Reporting

There was no change in NTIC’s internal control over financial reporting that occurred during the quarter ended May 31, 2008 that has materially affected, or is reasonably likely to materially affect NTIC’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

A description of NTIC’s legal proceedings in Note 9 of NTIC’s consolidated financial statements included within this report is incorporated herein by reference.

On June 11, 2008, Northern Technologies International Corporation entered into an agreement to settle a lawsuit brought by Evelyna Cantwell and Jack Cantwell, individually, and also doing business as the principals of Byrd-Walsh International, LLC, against NTIC and its former Chairman of the Board and Chief Executive Officer and current Chairman Emeritus, Philip M. Lynch.  The lawsuit sought unspecified injunctive relief as well as compensatory and punitive damages in an unspecified amount which, based on the allegations of the complaint, may have been claimed by plaintiffs to be in an amount in excess of $45 million.  Under the terms of the settlement agreement, the plaintiffs agreed to dismiss their claims with prejudice and to release NTIC and Mr. Philip M. Lynch from any and all claims, in exchange for a cash payment from NTIC of $41,340.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Equity Securities

During the three months ended May 31, 2008, NTIC did not issue any shares of its common stock or other equity securities of NTIC that were not registered under the Securities Act of 1933.

Small Business Issuer Purchases of Equity Securities

During the three months ended May 31, 2008, NTIC did not purchase any shares of its common stock or other equity securities of NTIC.

On November 13, 2003, the Board of Directors of NTIC authorized Matthew Wolsfeld, Chief Financial Officer of NTIC, to repurchase on behalf of NTIC, up to 100,000 shares of NTIC’s common stock from time to time in accordance with applicable rules governing issuer stock repurchases.  Since being authorized, NTIC has repurchased and retired an aggregate of 44,200 shares of its common stock.

ITEM 5.          OTHER INFORMATION

NTIC moved its common stock listing from the American Stock Exchange to the NASDAQ Global Market. The company’s common stock began trading on NASDAQ under the symbol NTIC on June 30, 2008.

ITEM 6.          EXHIBITS

The following exhibits are being filed or furnished with this quarterly report on Form 10-QSB:

Exhibit No.	Description
10.1	Promissory Note Modification Agreement dated April 10, 2008 between Northern Technologies International Corporation and National City Bank

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

Date: July 11, 2008	Matthew C. Wolsfeld, CPA
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized to Sign on Behalf of the Registrant)

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
QUARTERLY REPORT ON FORM 10-QSB

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
10.1	Promissory Note Modification Agreement dated April 10, 2008 between Northern Technologies International Corporation and National City Bank	Incorporated by reference to Exhibit 10.3 to NTIC’s Quarterly Report on Form 10-QSB for the fiscal quarter ended February 29, 2008 (File No. 001-11038)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith