Form 10-K
period 2008-08-31
NORTHERN TECHNOLOGIES INTERNATIONAL CORP
filed 2008-11-25
CIK 875582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to                                     .

Commission file number  001-11038

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	41-0857886
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4201 Woodland Road
P.O. Box 69
Circle Pines, Minnesota	55014
(Address of principal executive offices)	(Zip Code)

(763) 225-6600

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.02 per share	The NASDAQ Stock Market LLC (NASDAQ Global Market)

Securities registered under Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The aggregate market value of the registrant’s common stock, excluding shares beneficially owned by affiliates, computed by reference to the closing sales price at which the common stock was last sold as of February 29, 2008 (the last business day of the registrant’s second fiscal quarter) as reported by the American Stock Exchange on that date was $19,889,711.

As of November 24, 2008, 3,755,591 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the registrant’s Proxy Statement for its 2009 Annual Meeting of Stockholders to be held January 29, 2009.

Transitional Small Business Disclosure Format (check one):  YES  ☐  NO  ☒

i

ii

PART I

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by those sections.  For more information, see “Item 1.  Business – Forward-Looking Statements.”

As used in this report, references to “NTIC,” the “Company,” “we,” “our” or “us,” unless the context otherwise requires, refer to Northern Technologies International Corporation, its wholly owned subsidiaries– NTI Facilities, Inc. and Northern Technologies Holding Company, LLC, and its majority-owned subsidiary – React-NTI, LLC, all of which are consolidated on NTIC’s financial statements.

All trademarks, trade names or service marks referred to in this report are the property of their respective owners.

Item 1.          BUSINESS

Overview

Northern Technologies International Corporation develops and markets proprietary environmentally beneficial products and technical services either directly or via a network of joint ventures and independent distributors in over 50 countries.  NTIC’s primary business is corrosion prevention. In addition, NTIC has recently launched a new product line of compounds and finished products based on a portfolio of proprietary bio-plastic technologies.  NTIC also is in the advanced stages of commercially launching waste plastic to fuel conversion technology and is in various stages of development with respect to several other emerging businesses.

NTIC has been selling its proprietary ZERUST® and EXCOR® rust and corrosion inhibiting products and services to the automotive, electronics, electrical, mechanical, military and retail consumer markets, for over 25 years. NTIC also offers worldwide on-site technical consulting for rust and corrosion prevention issues.  In North America, NTIC markets its technical services and ZERUST® products principally to industrial users by a direct sales force and a network of independent distributors.  NTIC’s technical service consultants work directly with the end users of NTIC’s products to analyze their specific needs and develop systems to meet their technical requirements.  In fiscal 2008, over 94.6% of NTIC’s consolidated net sales were derived from the sales of ZERUST® and EXCOR® rust and corrosion inhibiting packaging products and services.

In addition to ZERUST® products and services, NTIC develops and has recently launched a portfolio of bio-based and biodegradable (compostable) polymer resin compounds and finished products under the Natur-Tec™ brand.  These products are intended to reduce NTIC’s customers’ carbon footprint and provide environmentally sound disposal options.   NTIC’s consolidated net sales in North America for fiscal 2008 included $383,904 in sales of NTIC’s Natur-Tec™ products.  In recent years, a combination of market drivers, such as higher petroleum prices, a desire to reduce dependence on foreign oil, increased environmental awareness at the consumer level and regulations banning the use of traditional, petroleum-based plastics, have led to interest in sustainable, renewable resource-based and compostable alternatives to traditional plastics.  Natur-Tec™ bio-based and biodegradable plastics are manufactured using NTIC’s patented and/or proprietary technologies and are intended to replace conventional petroleum-based plastics. The Natur-Tec™ bioplastics portfolio includes flexible film, foam, rigid injection molded materials and engineered plastics. Natur-Tec™ biodegradable and compostable finished products include shopping and grocery bags, lawn and leaf bags, can liners, pet waste collection bags, cutlery, packaging foam and coated paper products and are engineered to be fully biodegradable in a composting environment.  Unlike competing plastic products claiming to be “degradable” or “oxo-degradable” that only break down into smaller plastic fragments, Natur-Tec™ products are designed to completely biodegrade within 180 days in accordance with the ASTM D6400 standard for compostable plastics and are certified 100 percent biodegradable and compostable by the Biodegradable Products Institute.

NTIC is engaged in scientific research and development programs in the areas of materials science and corrosion protection.  NTIC’s research and development investments are intended to build on NTIC’s current environmentally responsible corrosion technologies and provide for a portfolio of new environmental technology offerings.  Specifically, NTIC’s research and development efforts focus on developing additional biodegradable and compostable plastics products, process technology and equipment to convert plastic waste into crude oil and the application of new and existing corrosion inhibiting technology to the oil and gas industry.  NTIC intends to distribute and sell products incorporating these new technologies through its North American operations, its existing joint ventures and new joint ventures.

Corporate Joint Ventures and Holding Companies

NTIC participates, either directly or indirectly through holding companies, in 29 corporate joint venture arrangements in North America, South America, Europe, Asia and the Middle East.  Each of these joint ventures manufactures and markets finished products in the geographic territory that it is assigned.  NTIC’s joint venture partners are knowledgeable in the applicable environmental, labor, tax and other requisite regulations and laws of the respective foreign countries in which they operate, as well as the local customs and business practices.  While most of NTIC’s joint ventures currently sell rust and corrosion inhibiting products and custom packaging systems, NTIC also has joint ventures that manufacture and market or intend to manufacture and market bio-based additives with both industrial and personal care applications, machinery that converts plastic waste into crude oil and electronic sensing instruments.  NTIC categorizes its joint ventures into two principal areas: industrial chemical and non-industrial chemical.

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

NTIC sold its 50% ownership interest in its industrial chemical joint venture in Austria in fiscal 2008 for $364,000.  NTIC’s industrial chemical joint venture in Germany purchased NTIC’s 50% Austrian joint venture interest and has consolidated the joint venture into its existing business.  NTIC’s German joint venture will service the territory and customers of the former Austrian venture in addition to its own territory and customers.

The following table sets forth a list of NTIC’s corporate joint ventures as of November 25, 2008, indicating which joint ventures are industrial chemical or non-industrial chemical, the country in which the joint venture is organized, NTIC’s ownership percentage in each joint venture and the date of NTIC’s original investment in each joint venture:

Joint Venture Name	Country	NTIC Percent (%) Ownership	Calendar Year of Original Investment
INDUSTRIAL CHEMICAL CORPORATE JOINT VENTURES
TAIYONIC LTD.	Japan	50%	1987
ACOBAL SAS	France	50%	1990
ZERUST-NIC (TAIWAN) CORP.	Taiwan*	25%	1990
EXCOR GmbH	Germany	50%	1991
ZERUST SINGAPORE PTE. LTD	Singapore*	50%	1991
ZERUST AB	Sweden	50%	1991
ZERUST PREVENÇÃO DE CORROSÃO LTDA.	Brazil	50%	1993
MOSTNIC	Russia	50%	1994
KOREA ZERUST CO., LTD.	South Korea	25%	1994
ZERUST OY	Finland	50%	1995
ZERUST (U.K.) LTD.	United Kingdom	50%	1997
EXCOR-ZERUST S.R.O.	Czech Republic	50%	1997
EXCOR SP. Z.O.O.	Poland	50%	1998
SPECIALTY – NTIA CO. LTD.	Thailand*	25%	1998
TIANJIN ZERUST CO.	China*	25%	2000
HARITA-NTI	India	50%	2000
CHONG WAH-NTIA SDN. BHD.	Malaysia*	25%	2000
NTIA ZERUST PHILIPPINES, INC.	Philippines*	50%	2001
FIBRO NTI JOINT STOCK CO.	Turkey	50%	2002
ZERUST CONSUMER PRODUCTS, LLC	United States	50%	2002
REACT-NTI, LLC***	United States	75%	2003
POLYMER ENERGY LLC****	United States	62.5%	2003
ZERUST – DNEPR	Ukraine	50%	2006
SINGLE POINT ENERGY & ENVIRONMENT CO. LTD.	Thailand	50%	2006
NTI-DILMUN MIDDLE EAST FZCO.	UAE	50%	2006
PT. CHEMINDO – NTIA	Indonesia*	25%	2007

NON-INDUSTRIAL CHEMICAL CORPORATE JOINT VENTURES
MUTEC GMBH	Germany**	40%	2002

*	Indirect ownership interest through NTI ASEAN, LLC

**	Indirect ownership through Northern Instruments Corporation LLC

***	React-NTI LLC is fully consolidated on NTIC’s consolidated financial statements (See note 1 to NTIC’s consolidated financial statements).

**** Polymer Energy LLC has immaterial activity in fiscal 2008 and is not fully consolidated on NTIC’s consolidated financial statements.

NTIC’s international rust and corrosion inhibiting product business has expanded significantly during the past several fiscal years.  NTIC has entered into five new corporate joint venture arrangements during the past three fiscal years.  Total net sales of all of NTIC’s joint ventures increased 25.7% to $101,279,532 during fiscal 2008 as compared to $80,551,700 during fiscal 2007 and increased 26.0% during fiscal 2007 compared to fiscal 2006.  The profits of NTIC’s corporate joint ventures are shared, however, by the respective corporate joint venture owners in accordance with their respective ownership percentages.  In addition, NTIC’s receipt of funds as a result of sales by its joint ventures is dependent upon NTIC’s receipt of dividend distributions from the joint ventures and NTIC’s receipt of fees for technical and other support services that NTIC provides to its joint ventures based on the revenues of the joint ventures.  NTIC typically owns only 50% or less of its joint venture entities and thus does not control the decisions of these entities regarding whether to pay dividends and how much in dividends in any given year.  NTIC’s equity in income from its corporate joint ventures and holding companies increased 18.4% to $3,792,197 in fiscal 2008 compared to $3,201,621 in fiscal 2007.  NTIC recognized fee income for such technical and support services of $5,956,403 in fiscal 2008 compared to $4,976,194 in fiscal 2007.  NTIC incurs direct expenses related to its corporate joint ventures and holding companies.  Such expenses include consulting, travel, technical and marketing services to existing joint ventures, legal fees incurred in the establishment of new joint ventures, registration and promotion and legal defense of worldwide trademarks, and legal fees incurred in connection with the filing of patent applications.  NTIC incurred $5,406,766 in direct joint venture expenses in fiscal 2008 as compared to $4,876,928 in fiscal 2007.  The majority of this increase, however, was due to the establishment of a $400,000 expense reserve related to the settlement of a trademark infringement case in Finland (See note 18 entitled “Commitments and Contingencies” to NTIC’s consolidated financial statements for further information).  NTIC’s income from its corporate joint ventures and holding companies was $4,514,601 in fiscal 2008 as compared to $3,300,887 in fiscal 2007.

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

Products

NTIC currently derives revenues from the following product lines:

Corrosion Prevention.  Over 94.6% of NTIC’s consolidated net sales for fiscal 2008 were derived from developing, manufacturing and marketing ZERUST® rust and corrosion inhibiting packaging products and services.  Corrosion not only damages the appearance of metal products and components but also negatively impacts their mechanical performance.  This applies to the rusting of ferrous metals (iron and steel) and the deterioration by oxidation of nonferrous metals (aluminum, copper, brass, etc.).

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

As an on-going effort to help NTIC’s customers improve and control their processes in terms of corrosion management, NTIC has started marketing and offering unique corrosion management and consulting services to target customers. This corrosion management system (known as Z-CIS™) utilizes NTIC’s global experience in successful corrosion management control. Services and consulting are billed according to work done on the customer’s behalf to improve the customer’s internal and external corrosion control systems.

Bio-Plastics.  In fiscal 2008, NTIC began to manufacture and sell a range of bio-based and biodegradable (compostable) polymer resin compounds and products under the Natur-Tec™ brand. NTIC’s consolidated net sales in North America for fiscal 2008 included $383,904 in sales of NTIC’s Natur-Tec™ products.  In recent years, a combination of market drivers such as higher petroleum prices, a desire to reduce dependence on foreign oil, increased environmental awareness at the consumer level, and favorable regulations banning the use of traditional, petroleum-based plastics, have led to interest in sustainable, renewable resource based and compostable alternatives to traditional plastics.  The term “bio-plastics” encompasses a broad category of plastics that are either bio-based (i.e. derived from renewable resources such as corn or cellulosic/plant material or blends thereof) or are plastics that are engineered to be fully biodegradable/compostable.

Natur-Tec™ polymer resins are produced using NTIC’s proprietary and patent pending ReX Process. In this process, biodegradable polymers, natural polymers made from renewable resources, and organic and inorganic materials are reactively blended in the presence of proprietary compatibilizers and polymer modifiers to produce bio-based/biodegradable polymer resin formulations that exhibit unique and stable morphology.  Natur-Tec™ polymer resins are engineered for high performance, ease of processing and reduced cost, and can be processed by converters using conventional manufacturing processes and equipment.  Natur-Tec™ resins are available in several grades tailored for a variety of applications such as blown-film extrusion, extrusion coating, injection molding and more.  Natur-Tec™ biodegradable and compostable polymer resins and all products made thereof meet requirements of international standards for compostable plastics such as ASTM D6400 (U.S.) and EN 13432 (Europe), and are certified as 100% compostable by the Biodegradable Products Institute in the U.S.  The finished products include totally biodegradable compost and trash bags, agricultural film and other single-use disposable products such as compostable cutlery, food and consumer goods packaging.  In addition, NTIC is developing a line of renewable resource based resin compounds for durable engineering plastics applications such as automotive and industrial plastics.

Bio-Based Chemical Additives.  NTIC’s React-NTI, LLC joint venture revenues for fiscal 2008 of $301,697 were primarily derived from the sales of MR-101 and MR-102 anti-abrasion ink additives to one former customer.  The ink industry uses these additives to ensure ink does not “rub off” the pages of magazines and books. As described in more detail under the heading “Part II.  Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Overview,” during fourth quarter of fiscal 2007, this customer notified React that it would place future orders for React’s remaining inventory of ink additives, but that after such inventory was purchased, the customer would not place any future orders.  Although the loss of this customer had a material adverse impact on NTIC’s consolidated net sales for fiscal 2008, the profit on React’s sales of the ink additives to the customer was extremely small and the resulting effect on NTIC’s net income during fiscal 2008 was not material.

React-NTI’s renewable resource-based industrial chemical additive sales in fiscal 2008 also came from a patented sintered metal mold release agent sold under the brand name SERAVAT™.  SERAVAT™ significantly increases the “green strength” of powder metal parts as they are ejected from their molds.  The increase in green strength leads to much higher process yields for the user, especially in stainless steel applications, thereby significantly lowering their production costs.

React-NTI’s renewable resource-based personal care chemical additive sales in fiscal 2008 included the Farona™ line of patented micronized cotton and corn powders.  End user applications for these additives included deodorants, pressed powder products and loose powder products.  Sales also were derived from patented EnviroPure™ emollient gels that consist of a soy and canola base petrolatum replacement, as well as EnviroSolve™ soy and canola base solvents that were used, among other applications, as a successful acetone replacement.

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

Plastics to Fuel Oil Conversion Technology.  Polymer Energy™ offers a fiscally and environmentally beneficial solution to plastic waste. Polymer Energy™ uses catalytic pyrolysis to efficiently convert plastic waste (primarily polyolefins) into hydrocarbons (primarily a crude oil mix). The Polymer Energy™ system is modular by design and is perfectly suited for distributed processing of plastic waste. Each unit can process up to ten tons of plastic waste per day, and the modular design allows for easily scalable capacity. The Polymer Energy™ process can handle plastic that is contaminated with other types of waste such as metals, glass, dirt and water.  The system can tolerate up to 25% of other waste in the input waste stream. As a result, the plastic waste does not need to be pre-sorted, cleaned or dried prior to processing, which significantly reduces the overall cost of operation. The output crude oil mix is high-grade and can be further processed in a refinery or used as an input for co-generation of electricity. NTIC, through Polymer Energy LLC, a joint venture in which NTIC has a 62.5% interest has an exclusive license to market the technology in countries in Asia and North America as per the current JV agreement. Polymer Energy LLC plans to sell its first unit in fiscal 2009 and intends to ramp up its manufacturing and service infrastructure to capitalize on global market opportunities it believes exists for the Polymer Energy™ solution.

Oil and Gas Technology.  NTIC has developed proprietary corrosion inhibiting technologies for use in the mitigation of corrosion in capital assets used in the process chemical industry and is initially targeting the sale of these new ZERUST® products to the oil and gas industry sector.  NTIC has concluded successful trials of its solutions with a large oil company and is pursuing opportunities to market NTIC’s technology to other potential customers in the oil and gas industry across several countries through its joint venture partners and other strategic partners.  NTIC believes the sale of its new ZERUST® products to customers in the oil and gas industry will involve a long sales cycle, likely including a one- to two-year trial period with each customer and a slow integration process thereafter.  NTIC has been granted several patents in this area and has several other patents pending covering these new technologies.  NTIC has also expanded the core research and development team responsible for the development and testing of solutions for this market segment and is working with several large oil companies on R&D projects to validate the effectiveness and efficacy of new NTIC solutions for this sector.

Manufacturing

NTIC produces its proprietary ZERUST® additives and products at its facility in Circle Pines, Minnesota.  NTIC’s other products are produced according to NTIC’s specifications by selected contractors and joint ventures under trade secrecy agreements and/or license agreements.

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

Sales and Marketing

In the United States, NTIC markets its products principally to industrial users by a direct sales force and through a network of independent distributors and manufacturer’s sales representatives.  NTIC’s technical service consultants work directly with the end users of NTIC’s products to analyze their specific needs and develop systems to meet their technical requirements.

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

Competition

While NTIC is unaware of any third parties with which NTIC competes on a worldwide basis with respect to its corrosion prevention products, NTIC does compete with several third parties on a regional basis.  NTIC evaluates competing products on an ongoing basis.  Some of NTIC’s competitors are established companies that may have financial, marketing and other resources substantially greater than those of NTIC.  As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the promotion and sale of their products than NTIC can.  With respect to its corrosion prevention products, NTIC competes on the basis of price, product innovation, quality and reliability, product support and customer service and reputation.  Most of NTIC’s competitors have attempted to commoditize NTIC’s corrosion prevention packaging products thereby pressuring NTIC to compete at least in part on the basis of price.  Some of these companies may have achieved significant market acceptance of their competing products and brand recognition.  NTIC, however, believes it has an advantage over most of its competitors as a result of NTIC’s technical innovation and its value added service.  NTIC attempts to provide its customers with the highest level of technical service and applications engineering in addition to the ZERUST® rust and corrosion inhibiting packaging.

With respect to NTIC’s bio-plastics products, NTIC competes with several established companies that have been producing and selling such products for a significantly longer time period, have significant sales and much more substantial financial and other resources than NTIC.  In addition to performance, NTIC competes on the basis of price and therefore NTIC’s margins on its bio-plastics products are smaller than its margins on its ZERUST® products.  NTIC also competes on the basis of supply for the resins used to manufacture NTIC’s bio-plastics products since there are a limited number of suppliers of such resins and limited capacity of production.

With respect to NTIC’s plastics to fuel oil conversion technology, although NTIC is not currently aware of a large number of competitors, such competitors could quickly develop and a few have recently emerged from Asia.

With respect to NTIC’s corrosion prevention technology for use in the oil and gas industry, NTIC is not currently aware of competitors with the same or similar technology.

Customers

A former customer of NTIC’s React-NTI, LLC joint venture accounted for, in the aggregate, approximately 2.0% and 28.0% of NTIC’s consolidated net sales for the fiscal years ended August 31, 2008 and 2007 respectively, and $16,879 and $132,999 of NTIC’s receivables at August 31, 2008 and 2007, respectively.  As described in more detail under the heading “Part II.  Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Overview,” during the fourth quarter of fiscal 2007, this customer notified React Inc. of the customer’s intent to purchase React’s remaining inventory of ink additives, but that after such inventory was depleted, the customer would not place any future orders with React Inc.  Although the loss of the customer had a material adverse impact on NTIC’s consolidated net sales for fiscal 2008, the profit on React’s sales of the ink additives to the customer was extremely small and the resulting effect on NTIC’s net income during the fiscal 2008 was not material.

Research and Development

NTIC’s research and development activities are directed at improving existing products, developing new products and improving quality assurance through improved testing of NTIC’s products.  NTIC’s joint venture in Germany, Excor, has established a wholly owned subsidiary, Excor Korrosionsforschung GmbH, to conduct research into new fields of corrosion inhibiting packaging and the applications engineering of such products in conjunction with NTIC’s domestic research and development operation.  NTIC’s internal research and development activities are conducted at its facilities located in Circle Pines, Minnesota; Beachwood, Ohio; Dresden, Germany; Chennai, and India under the direction of internationally known scientists and research institutes under exclusive contract to NTIC with respect to the subject of their respective research efforts.  NTIC’s research and development activities in Minnesota, Ohio, Germany and India, along with NTIC’s research and development efforts conducted with the expert consulting support of Dr. Ramani Narayan, frequently result in the development of intellectual property rights for NTIC.  NTIC spent $2,532,791 in fiscal 2008 and $2,575,325 in fiscal 2007 in connection with its research and development activities.  NTIC anticipates that it will spend between $2,800,000 and $3,200,000 in fiscal 2008 on research and development activities.  These fees are accounted for in the “Expenses incurred in support of corporate joint ventures” section of NTIC’s consolidated statements of income.

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

In 1979, NTIC developed and patented the first polyolefin (plastic) based industrial corrosion inhibiting packing material in the world.  The U.S. patent granted under this patent application became the most important intellectual property right in NTIC’s history.  This patent expired in 2000.  NTIC has since filed for twelve letters of patents in the U.S. covering various corrosion inhibiting technologies, systems and applications.  NTIC owns several patents in these areas.  These patents as well as patent applications have been extended to the countries of strategic relevance to NTIC including, but not limited to, the Patent Cooperation Treaty.  In addition, NTIC’s joint venture in Germany, EXCOR GmbH, owns several patents in the area covering various corrosion inhibiting technologies and also applied for new patent applications for proprietary new corrosion inhibiting technologies, to which NTIC and its other joint ventures worldwide have rights.  NTIC is also seeking additional patent protection covering various host materials into which its corrosion inhibiting additives and other protective features can be incorporated, proprietary new process technologies, and chemical formulations outside the area of corrosion protection.  NTIC owns several patents outside the area of corrosion protection both in the U.S. and in countries of strategic relevance to NTIC including, but not limited to, the Patent Cooperation Treaty.

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

Backlog

NTIC had order backlog of $731,000 as of August 31, 2008 compared to $445,000 as of August 31, 2007.  These are orders that are held by NTIC pending release instructions from the customers to be used in just-in-time production.  Customers generally place orders on an “as needed” basis and expect delivery within a relatively short period of time.

Availability of Raw Materials

NTIC does not carry excess quantities of raw materials or purchased parts because of widespread availability for such materials and parts from various suppliers.

Employees

As of August 31, 2008, NTIC had 44 full-time employees located in the United States, consisting of 16 in administration, 13 in sales and marketing, 10 in research and development and lab, 4 in production and one responsible for international coordination.  There are no unions representing NTIC’s employees and NTIC believes that its relations with employees are good.

Available Information

NTIC is a Delaware corporation that was originally organized as a Minnesota corporation in 1970.  NTIC’s principal executive office is located at 4201 Woodland Road, Circle Pines, Minnesota 55014 and its telephone number is (763) 225-6600.  NTIC’s website is located at www.ntic.com.  The information on NTIC’s website or any other website is not incorporated by reference into this report and is included as an inactive textual reference only.

NTIC makes available, free of charge and through its Internet web site, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to any such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after NTIC electronically files such material with, or furnishes it to, the Securities and Exchange Commission. NTIC also makes available, free of charge and through its Internet web site under the “Investor Relations — Corporate Governance” section, to any stockholder who requests, the charters of its board committees and its Code of Ethics, which applies to all of NTIC’s directors, executive officers, including NTIC’s Chief Executive Officer and Chief Financial Officer, and other employees. Requests for copies can be directed to NTIC’s Corporate Secretary at (763) 225-6637.

Forward-Looking Statements

This report contains or incorporates by reference not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by those sections.  In addition, NTIC or others on its behalf may make forward-looking statements from time to time in oral presentations, including telephone conferences and/or web casts open to the public, in press releases or reports, on NTIC’s Internet web sites or otherwise.  All statements other than statements of historical facts included in this report that address activities, events or developments that NTIC expects, believes or anticipates will or may occur in the future are forward-looking statements including, in particular, the statements about NTIC’s plans, objectives, strategies and prospects regarding, among other things, its financial condition, results of operations and business.  NTIC has identified some of these forward-looking statements with words like “believe,” “may,” “could,” “might,” “forecast,” “possible,” “potential,” “project,” “will,” “should,” “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate,” “approximate” or “continue” and other words and terms of similar meaning.  These forward-looking statements may be contained in the notes to NTIC’s consolidated financial statements and elsewhere in this report, including under the heading “Part II.  Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

NTIC wishes to caution readers not to place undue reliance on any forward-looking statement that speaks only as of the date made and to recognize that forward-looking statements are predictions of future results, which may not occur as anticipated.  Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described under the heading “Risk Factors” below, as well as others that NTIC may consider immaterial or does not anticipate at this time.  Although NTIC believes that the expectations reflected in its forward-looking statements are reasonable, NTIC does not know whether its expectations will prove correct.  NTIC’s expectations reflected in its forward-looking statements can be affected by inaccurate assumptions NTIC might make or by known or unknown risks and uncertainties, including those described below under the heading “Risk Factors.”  The risks and uncertainties described under the heading “Risk Factors” below are not exclusive and further information concerning NTIC and its business, including factors that potentially could materially affect its financial results or condition, may emerge from time to time.  NTIC assumes no obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.  NTIC advises stockholders and investors to consult any further disclosures it may make on related subjects in its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that NTIC files with or furnishes to the Securities and Exchange Commission.

Item 1A.                     RISK FACTORS

The following are the most significant factors known to NTIC that could materially adversely affect its business, financial condition or operating results.

Current worldwide economic conditions may adversely affect NTIC’s business, operating results and financial condition, as well as further decrease its stock price.

General worldwide economic conditions have experienced a downturn due to the effects of the subprime lending crisis, general credit market crisis, collateral effects on the finance and banking industries, concerns about inflation, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns.  NTIC’s business is not immune.  NTIC believes the current worldwide economic crisis has resulted and may continue to result in a further decline in automobile and truck sales, which will likely result in decreased demand for NTIC’s ZERUST® products from its automotive customers.  In addition, demand for ZERUST® products from NTIC’s other customers in other industries adversely affected by the current economic crisis, such as the customers in the electronics and retail consumer industries, may also decrease.  The worldwide economic crisis also may have other adverse implications on NTIC’s business.  For example, the ability of NTIC’s customers to borrow money from their existing lenders or to obtain credit from other sources to purchase NTIC’s products may be impaired.  Although NTIC maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments and such losses have historically been within NTIC’s expectations and the provisions established, NTIC cannot guarantee that it will continue to experience the same loss rates that it has in the past, especially given the current turmoil in the worldwide economy.  A significant change in the liquidity or financial condition of NTIC’s customers could cause unfavorable trends in NTIC’s receivable collections and additional allowances may be required, which could adversely affect NTIC’s operating results.  In addition, the worldwide economic crisis may adversely impact the ability of suppliers to provide NTIC with materials and components, which could adversely affect NTIC’s business and operating results.  Like many other stocks, NTIC’s stock price has decreased recently and if investors have concerns that NTIC’s business, operating results and financial condition will be negatively impacted by a worldwide economic downturn, NTIC’s stock price could further decrease.

The automotive industry in the United States has experienced a significant downturn in recent years thus resulting in decreased demand for NTIC’s ZERUST® products in the United States, which has adversely affected and may continue to adversely affect NTIC’s net sales from North American operations and net income.

During the fiscal year ended August 31, 2008, almost 95% of NTIC’s consolidated net sales were derived from the sales of ZERUST® rust and corrosion inhibiting packaging products and services.  Most of these products and services were sold to customers in the automotive industry and to a lesser extent to customers in the electronics, electrical, mechanical, military and retail consumer markets.  The automotive industry in the United States has experienced a significant downturn in recent years, especially recently as a result of the current economic crisis, and is not expected to improve in the foreseeable future, which may result in a continued adverse effect on NTIC’s net sales from North American operations and net income.  While NTIC intends to increase marketing efforts of its ZERUST® products and services to customers in other target industries, no assurance can be provided that NTIC will be successful in doing so or will recognize increased sales from such new target markets.

NTIC’s liquidity and financial position rely on the receipt of fees for technical and other support services and dividend distributions from its corporate joint ventures.  No assurance can be provided that NTIC will continue to receive such fees and dividend distributions in amounts NTIC historically has received.

NTIC conducts business, either directly or indirectly through holding companies, in 29 corporate joint venture arrangements in North America, South America, Europe, Asia and the Middle East.  Each of these joint ventures manufactures, markets and sells finished products in the geographic territory that it is assigned.  NTIC’s international business has expanded significantly during the past several fiscal years.  Total net sales of all of NTIC’s joint ventures increased 25.7% to $101,279,532 during fiscal 2008 as compared to fiscal 2007.  However, NTIC’s receipt of funds as a result of sales by its joint ventures is dependent upon NTIC’s receipt of fees for technical and other support services that NTIC provides to its joint ventures based on the revenues of the joint ventures and NTIC’s receipt of dividend distributions from the joint ventures.  As a result of the increase in total net sales of NTIC’s joint ventures, NTIC’s fee income for technical and support services increased 19.7% to $5,956,403 in fiscal 2008 as compared to fiscal 2007.  No assurance can be provided that NTIC’s international business as conducted through its corporate joint ventures will continue to expand or be successful in the future.  NTIC’s liquidity and financial position rely on NTIC’s receipt of fee income for technical and support services and dividend distributions from its corporate joint ventures.  During fiscal 2008, NTIC received approximately $1,983,316 in dividends received from its corporate joint ventures.  Because NTIC typically owns only 50% or less of its joint venture entities, NTIC does not control the decisions of these entities regarding whether to pay dividends and how much in dividends should be paid in any given year.  Thus, NTIC cannot guarantee that any of its joint ventures will pay dividends in any given year.  The failure of NTIC’s joint ventures to declare dividends or the failure of NTIC to receive fees for technical and other support services in amounts typically expected by NTIC could adversely affect NTIC’s liquidity and financial position.

NTIC intends to invest additional research and development and marketing efforts and resources to expand its existing product lines and the distribution of its products into new target markets, such as the oil and gas industry.  No assurance can be provided, however, that NTIC’s investments in such new products and markets will be successful and result in additional revenue.

In an effort to increase net sales, NTIC is expanding its corrosion prevention solution products into new markets, such as the oil and gas industry, and expanding its product lines to include other products, such as additional biodegradable and compostable plastics and plastic recycling technology.  During fiscal 2009, NTIC expects to invest additional research and development and marketing efforts and resources into these new product lines and markets.  No assurance can be provided that such efforts and investments into NTIC’s new businesses will be successful or that NTIC will be successful in obtaining additional revenue.

NTIC’s emerging new businesses may require additional capital in the future, which may not be available or may be available only on unfavorable terms.  In addition, any equity financings may be dilutive to NTIC’s stockholders.

The expansion of NTIC’s corrosion prevention solution products into new markets, such as the oil and gas industry, and the expansion of NTIC’s product lines to include other products, such as additional biodegradable and compostable plastics and plastic recycling technology will require significant resources during fiscal 2009 and beyond.  To the extent that NTIC’s existing capital, including amounts available under its demand line of credit or other then existing financing arrangements, is insufficient to meet these requirements, NTIC may raise additional capital through financings or additional borrowings. Any equity or debt financing, if available at all, may be on terms that are not favorable to NTIC. Equity financings could result in dilution to NTIC’s stockholders, and the securities issued in any future financings may have rights, preferences and privileges that are senior to those of NTIC’s common stock.

NTIC’s emerging new businesses are risky and may not prove to be successful, which could harm NTIC’s operating results and financial condition.

NTIC is undertaking its emerging new businesses either directly or through joint ventures.  Such new businesses are risky and subject to all of the risks inherent in the establishment of a new business enterprise, including:

•                  the absence of an operating history;

•                  the lack of commercialized products;

•                  the lack of market acceptance of new products;

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

•                  insufficient capital and other resources; and

•                  reliance on key personnel.

A significant portion of NTIC’s earnings is the result of NTIC’s income from its international corporate joint ventures and holding companies. NTIC’s international business conducted through its corporate joint ventures and holding companies requires management attention and financial resources and exposes NTIC to difficulties and risks presented by international economic, political, legal, accounting and business factors.

NTIC sells products and technical services directly and via a network of independent distributors, manufacturers’ representatives and joint ventures in over 50 countries, including countries in North America, South America, Europe, Asia and the Middle East.  One of NTIC’s strategic objectives is the continued expansion of its international operations.  During the past three fiscal years, NTIC has entered into joint ventures in Indonesia, the Ukraine, Thailand and the United Arab Emirates.  The expansion of NTIC’s existing international operations and entry into additional international markets require management attention and financial resources.

The sale and shipping of products and services across international borders subject NTIC to extensive U.S. and foreign governmental trade regulations. Compliance with such regulations is costly and exposes NTIC to penalties for non-compliance. Other laws and regulations that can significantly impact NTIC include various anti-bribery laws, including the U.S. Foreign Corrupt Practices Act, laws restricting business with suspected terrorists and anti-boycott laws. Any failure to comply with applicable legal and regulatory obligations could impact NTIC in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments and restrictions on certain business activities. Also, the failure to comply with applicable legal and regulatory obligations could result in the disruption of NTIC’s shipping and sales activities.

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

No assurance can be provided that one or more of the factors listed above will not harm its business.  Any material decrease in NTIC’s international sales could adversely affect NTIC’s operating results.

Fluctuations in foreign currency exchange rates could result in declines in NTIC’s reported net income and changes in NTIC’s foreign currency translation adjustments.

Because the functional currency of NTIC’s foreign operations and investments in its foreign corporate joint ventures and holding companies is the applicable local currency, NTIC is exposed to foreign currency exchange rate risk arising from transactions in the normal course of business.  NTIC’s principal exchange rate exposure is with the Euro, the Japanese yen, Korean won and the English pound against the U.S. dollar.  NTIC’s fees for technical support and other services and dividend distributions from these foreign entities are paid in foreign currencies and thus fluctuations in foreign currency exchange rates could result in declines in NTIC’s reported net income.  Since NTIC’s investments in its corporate joint ventures and holding companies are accounted for using the equity method, any changes in foreign currency exchange rates would be reflected as a foreign currency translation adjustment and would not change NTIC’s equity in income of joint ventures and holding companies reflected in its consolidated statements of income.  NTIC does not hedge against its foreign currency exchange rate risk.

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

NTIC adopted accounting policy FASB Interpretation No. 46R (FIN 46R), “Consolidation of Variable Interest Entities, a revision of FIN 46” effective as of May 31, 2005.  As a result of FIN 46R, NTIC consolidated React-NTI LLC, one of its corporate joint ventures that is 75% owned by NTIC.  If the interpretation of FIN 46R were to change and NTIC were required to fully consolidate its remaining corporate joint ventures or if NTIC’s corporate joint ventures otherwise would be required to be in compliance with the internal control provisions of the Sarbanes-Oxley Act of 2002, NTIC would incur significant additional costs.  NTIC estimates that the costs for each of its corporate joint ventures to become Sarbanes-Oxley compliant would range between $150,000 to $500,000 and that annual maintenance expenses would range from $50,000 to $100,000 per year per corporate joint venture thereafter.  In addition, other accounting pronouncements issued in the future could have a material cost associated with NTIC’s implementation of such new accounting pronouncements.

NTIC’s business, properties and products are subject to governmental regulation and taxes, compliance with which may require NTIC to incur expenses or modify its products or operations, and which may expose NTIC to penalties for non-compliance.  Governmental regulation may also adversely affect the demand for some of NTIC’s products and NTIC’s operating results.

NTIC’s business, properties and products are subject to a wide variety of international, federal, state and local laws, rules, taxes and regulations relating to the protection of the environment, natural resources, and worker health and safety and the use, management, storage, and disposal of hazardous substances, wastes and other regulated materials.  These laws, rules and regulations may affect the way NTIC conducts its operations, and the failure to comply with these regulations could lead to fines and other penalties.  Because NTIC owns and operates real property, various environmental laws also may impose liability on NTIC for the costs of cleaning up and responding to hazardous substances that may have been released on NTIC’s property, including releases unknown to NTIC.  These environmental laws and regulations also could require NTIC to pay for environmental remediation and response costs at third-party locations where NTIC disposed of or recycled hazardous substances.  NTIC’s future costs of complying with the various environmental requirements, as they now exist or may be altered in the future, could adversely affect NTIC’s financial condition and operating results.  NTIC is also subject to other international, federal and state laws, rules and regulations, the future non-compliance with which may harm NTIC’s business or may adversely affect the demand for some of its products.  Changes in laws and regulations, including changes in accounting standards and taxation changes, including tax rate changes, new tax laws, revised tax law interpretations, also may adversely affect NTIC’s operating results.

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

One of NTIC’s growth strategies is to expand its business by entering into additional joint ventures and alliances and acquiring businesses, technologies and products that complement or augment NTIC’s existing products.  The benefits of a joint venture, alliance or acquisition may take more time than expected to develop, and NTIC cannot guarantee that any future joint ventures, alliances or acquisitions will in fact produce the intended benefits. In addition, joint ventures, alliances and acquisitions involve a number of risks, including:

•                  diversion of management’s attention;

•                  difficulties in assimilating the operations and products of a new joint venture or acquired business or in realizing projected efficiencies, cost savings and revenue synergies;

•                  potential loss of key employees or customers of the new joint venture or acquired business or adverse effects on existing business relationships with suppliers and customers;

•                  adverse impact on overall profitability if the new joint venture or acquired business does not achieve the financial results projected in NTIC’s valuation models;

•                  reallocation of amounts of capital from other operating initiatives and/or an increase in NTIC’s leverage and debt service requirements to pay the joint venture capital contribution or the acquisition purchase price, which could in turn restrict NTIC’s ability to access additional capital when needed or to pursue other important elements of NTIC’s business strategy;

•                  inaccurate assessment of undisclosed, contingent or other liabilities or problems and unanticipated costs associated with the new joint venture or acquisition; and

•                  incorrect estimates made in the accounting for acquisitions, occurrence of non-recurring charges and write-off of significant amounts of goodwill that could adversely affect NTIC’s operating results.

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

NTIC’s success is dependent upon the efforts of a small management team and staff.  NTIC’s future success will depend in large part on its ability to retain these individuals and identify, attract and retain other highly qualified managerial, technical, sales and marketing and customer service personnel. Competition for these individuals is intense, especially in the markets in which NTIC operates.  NTIC may not succeed in identifying, attracting and retaining these personnel.  NTIC’s current management, other than NTIC’s President and Chief Executive Officer, does not have any material stock ownership in NTIC or any contractual obligation to maintain their employment with NTIC.  The loss or interruption of services of any of NTIC’s key personnel, the inability to identify, attract or retain qualified personnel in the future, delays in hiring qualified personnel, or any employee slowdowns, strikes or similar actions could make it difficult for NTIC to manage its business and meet key objectives, which could harm NTIC’s business, financial condition and operating results.

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

One of NTIC’s strategies is to enhance its existing products and develop and market new products that respond to customer needs.  NTIC may not be able to compete effectively with its competitors unless NTIC can keep up with existing or new products in the markets in which it competes.  Product development requires significant financial and other resources. Although in the past NTIC has implemented lean manufacturing and other productivity improvement initiatives to provide investment funding for new products, no assurance can be provided that NTIC will be able to continue to do so in the future.  Product improvements and new product introductions also require significant planning, design, development and testing at the technological, product, and manufacturing process levels and NTIC may not be able to timely develop product improvements or new products.  NTIC’s competitors’ new products may beat NTIC’s products to market, may be more effective or less expensive than NTIC’s products or render NTIC’s products obsolete.  Any new products that NTIC may develop may not receive market acceptance or otherwise generate any meaningful net sales or profits for NTIC relative to its expectations, based on, among other things, existing and anticipated investments in manufacturing capacity and commitments to fund advertising, marketing, promotional programs, and research and development.

NTIC faces intense competition in almost all of its product lines, including from competitors that have substantially greater resources than NTIC does. No assurance can be provided that  NTIC  will be able to compete effectively, which would harm its business and operating results.

NTIC’s products are sold in highly competitive markets throughout the world.  The principal competitive factors in NTIC’s markets are pricing, product innovation, quality and reliability, product support and customer service and reputation.  NTIC often competes with numerous manufacturers, many of which have substantially greater financial, marketing, and other resources than NTIC does.  As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the promotion and sale of their products than NTIC can.  In addition, competition could increase if new companies enter the market or if existing competitors expand their product lines or intensify efforts within existing product lines.  NTIC’s current products, products under development and its ability to develop new and improved products may be insufficient to enable NTIC to compete effectively with its competitors.  No assurance can be provided that NTIC will be able to compete effectively, which would harm its business and operating results.

NTIC’s dependence on key suppliers puts NTIC at risk of interruptions in the availability of its products, which could reduce its net sales and adversely affect its operating results. In addition, increases in prices for raw materials and components used in NTIC’s products could adversely affect NTIC’s operating results.

NTIC relies on a limited number of suppliers for certain raw materials and components used in its products. For reasons of quality assurance, cost effectiveness or availability, NTIC procures certain raw materials and components from sole and limited source suppliers. NTIC generally acquires such raw materials and components through purchase orders placed in the ordinary course of business, and as a result NTIC does not have a significant inventory of these materials and components and does not have any guaranteed or contractual supply arrangements with many of these suppliers. NTIC’s dependence on third-party suppliers involves several risks, including limited control over pricing, availability, quality and delivery schedules, as well as manufacturing yields and costs. Suppliers of raw materials and components may decide, or be required, for reasons beyond NTIC’s control to cease supplying raw materials and components to NTIC or to raise their prices. Shortages of raw materials, quality control problems, production capacity constraints or delays by suppliers could negatively affect NTIC’s ability to meet its production obligations and result in increased prices for affected parts. Any such shortage, constraint or delay may result in delays in shipments of products or components, which could adversely affect NTIC’s net sales and operating results. Increases in prices for raw materials and components used in NTIC’s products could also adversely affect its operating results.

NTIC is currently involved in several litigation matters and an audit matter with the U.S. Internal Revenue Service, which are costly to defend and the resolution of which could have a material adverse effect on NTIC’s operating results and financial position.

NTIC is party to several litigation matters and an audit matter with the U.S. Internal Revenue Service as described in more detail in note 18 to NTIC’s consolidated financial statements.  Such litigation and audit matter are costly and may adversely affect NTIC’s operating results and financial condition.  In addition, the resolution of such matters may also have a material adverse effect on NTIC’s operating results and financial condition.

NTIC is exposed to risks relating to its evaluation of its internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related and other recent regulations implemented by the SEC and the NASDAQ Stock Market, are creating challenges for publicly-held companies, including NTIC. NTIC is committed to maintaining high standards of corporate governance and public disclosure. As a result, NTIC’s efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, NTIC’s efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding NTIC’s assessment of its internal control over financial reporting required the expenditure of financial and managerial resources in fiscal 2008. Because NTIC’s management was required to complete an assessment of the effectiveness of NTIC’s internal controls over financial reporting in fiscal 2008 and will continue to be required to do so in future years, NTIC expects these expenditures to continue.

Risks Related to NTIC’s Common Stock

A large percentage of NTIC’s outstanding common stock is held by insiders, and, as a result, the trading market for NTIC’s common stock is not as liquid as the stock of other public companies.

NTIC has approximately 3.7 million shares of common stock outstanding and approximately 30.7% of the shares are beneficially owned by directors, executive officers, principal stockholders and their respective affiliates. The stock of companies with a substantial amount of stock held by insiders is usually not as liquid as the stock of other public companies where insider ownership is not as concentrated.

The price and trading volume of NTIC’s common stock has been, and may continue to be, volatile.

The market price and trading volume of NTIC’s common stock price has fluctuated over a wide range during the past year or so. During fiscal 2008, the sale price of NTIC’s common stock ranged from a low of $6.40 to a high of $20.85, and the daily trading volume ranged from zero shares to 373,800 shares. It is likely that the price and trading volume of NTIC’s common stock will continue to fluctuate in the future. The securities of small capitalization companies, including NTIC, from time to time experience significant price and volume fluctuations, often unrelated to the operating performance of these companies. Securities class action litigation is sometimes brought against a company following periods of volatility in the market price of its securities or for other reasons. NTIC may become the target of similar litigation. Securities litigation, whether with or without merit, could result in substantial costs and divert management’s attention and resources, which could harm NTIC’s business and financial condition, as well as the market price of its common stock.

NTIC does not intend to pay dividends for the foreseeable future.

Although in the past NTIC has paid dividends on its common stock, NTIC has not done so since fiscal 2005.  The payment of any future dividends will be determined by NTIC’s Board of Directors in light of conditions then existing, including NTIC’s earnings, financial condition, cash requirements, restrictions in financing agreements, business conditions and other factors.  The Board of Directors currently does not anticipate paying a dividend on NTIC’s common stock in the near future, but rather intends to retain all of its earnings for the foreseeable future to finance the operation and expansion of its business. As a result, NTIC’s stockholders will only receive a return on their investment in NTIC’s common stock if the market price of the common stock increases.

One of NTIC’s principal stockholders beneficially owns 24.3% of NTIC’s outstanding common stock and is affiliated with NTIC’s President and Chief Executive Officer and thus may be able influence matters requiring stockholder approval, including the election of directors, and could discourage or otherwise impede a transaction in which a third party wishes to purchase NTIC’s outstanding shares at a premium.

As of November 25, 2008, Inter Alia Holding Company beneficially owned approximately 24.3% of NTIC’s outstanding common stock.  Inter Alia is an entity owned by G. Patrick Lynch, NTIC’s President and Chief Executive Officer and a director, and three other members of the Lynch family.  Mr. Lynch shares voting and dispositive power of shares of NTIC’s common stock held by Inter Alia Holding Company with the other owners.  As a result of his share ownership through Inter Alia and his position as President and Chief Executive Officer and a director of NTIC, Mr. Lynch may be able to influence the affairs and actions of NTIC, including matters requiring stockholder approval, such as the election of directors and approval of significant corporate transactions.  The interests of Mr. Lynch and Inter Alia may differ from the interests of NTIC’s other stockholders.  This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of NTIC, could deprive NTIC’s stockholders of an opportunity to receive a premium for their common stock as part of a sale or merger of NTIC and may negatively affect the market price of NTIC’s common stock.  Transactions that could be affected by this concentration of ownership include proxy contests, tender offers, mergers or other purchases of common stock that could give stockholders the opportunity to realize a premium over the then-prevailing market price for shares of NTIC’s common stock.

Future sales of NTIC common stock by Inter Alia Holding Company or its pledgees if Inter Alia is subject to margin calls could adversely affect NTIC’s stock price.

As of November 25, 2008, Inter Alia Holding Company beneficially owned approximately 24.3% of NTIC’s outstanding common stock.  After the recent death of Philip M. Lynch, NTIC’s former Chairman of the Board and Chief Executive Officer and a principal shareholder of Inter Alia Holding Company, NTIC learned that Mr. Philip M. Lynch had pledged all of Inter Alia’s NTIC shares to various banks.  Depending upon the trading price of NTIC’s common stock, Inter Alia may experience a margin call that could result in the sale of Inter Alia’s pledged shares of NTIC’s common stock by NTIC’s pledgees.  Such sales could have an adverse effect on trading price of NTIC’s common stock.  In addition, it is NTIC’s understanding that as a result of the recent death of Mr. Philip M. Lynch, Inter Alia intends to diversify its stock holdings by selling a significant portion of its NTIC stock holdings in the public market, in private negotiated transactions and otherwise.  There are no contractual restrictions on the ability of Inter Alia to sell shares of NTIC common stock, although sales in the public market will be subject to the volume limitations and other requirements of SEC Rule 144.  Pursuant to the volume limitations of Rule 144, an affiliate of NTIC may sell shares under Rule 144 only if the shares to be sold, together with the shares sold under Rule 144 during the past three months, do not exceed the greater of one percent of the issuer’s outstanding shares or the average weekly trading volume of the issuer’s shares during the preceding four calendar weeks.  Future sales of NTIC common stock in the public market by Inter Alia could adversely affect the market price of NTIC common stock.  Any adverse effect on the market price of NTIC common stock could make it difficult for NTIC to raise additional capital through sales of equity securities at a time and at a price NTIC’s Board of Directors deems appropriate.

Item 1B.                     UNRESOLVED STAFF COMMENTS

This Item 1B is inapplicable to NTIC as a smaller reporting company.

Item 2.                              PROPERTIES

NTIC’s principal executive offices, production facilities and domestic research and development operations are currently located at 4201 Woodland Road, Circle Pines, Minnesota 55014.  NTIC purchased the real estate and 40,000 square feet building in which its new corporate headquarters is located pursuant to a like-kind exchange transaction within the meaning of Section 1031 of the Internal Revenue Code of 1986, as amended, for a purchase price of $1,475,000.  To finance the transaction, NTIC obtained a secured term loan in the principal amount of $1,275,000.  The term loan matures on May 1, 2011, bears interest at a fixed rate of 8.01% and is payable in 59 monthly installments equal to approximately $10,776 (inclusive of principal and interest) commencing June 1, 2006.  All of the remaining unpaid principal and accrued interest is due and payable on the maturity date.  The loan is secured by a first lien on the real estate and building.  NTIC’s management considers NTIC’s current properties suitable and adequate for its current and foreseeable needs.

In fiscal 1999, a subsidiary of NTIC, NTI Facilities, Inc., acquired a one-third ownership of Omni-Northern Ltd., an Ohio limited liability company, in contemplation of NTI Facilities, Inc. entering into a lease agreement with Omni-Northern Ltd. for approximately 50% of the net rental space in a building owned by Omni-Northern Ltd.  Omni-Northern Ltd. owns and operates a rental property located at 23205

Mercantile Road, Beachwood, Ohio, comprising approximately two acres of land and a building of approximately 34,000 square feet.  The property had an approximate value of $2,205,000, based upon the cash-to-mortgage acquisition price of the property paid in fiscal 2000.  NTIC has guaranteed up to $329,082 of the Omni-Northern Ltd.’s $1,903,571 mortgage obligation with National City Bank, Cleveland, Ohio.  NTI Facilities, Inc. entered into a 15-year lease agreement with Omni-Northern Ltd. for approximately 17,000 square feet of office, manufacturing, laboratory and warehouse space, requiring monthly rental payments of $17,500, which are adjusted annually according to the annual consumer price index, through November 2014.  By its ownership in Omni-Northern Ltd., NTI Facilities Inc. is entitled to one-third of the operating results of Omni-Northern Ltd.  Omni-Northern has leased the remaining 50% of the net rental space to other third parties. Rent expense was $262,232 and $236,572 for the fiscal years ended August 31, 2008 and 2007, respectively.  Future minimum rental payments for each of the succeeding fiscal years through fiscal year ending August 31, 2014 are estimated to be approximately $250,000 per year.

Item 3.                              LEGAL PROCEEDINGS

In April 2007, REACT-NTI, LLC (“React LLC”), a company that is 75% owned by NTIC, was served with a summons and complaint that was filed by Shamrock Technologies, Inc. (“Shamrock”) in state court in New York.  This case has been removed to the Federal District Court for the Southern District of New York.  The lawsuit seeks payment from React LLC of commissions in the approximate amount of $314,500 owed by React LLC under a license agreement between React LLC and Shamrock.  The complaint alleges breach of the license agreement by React LLC and seeks damages in an unspecified amount for such breach as well as damages of approximately $300,000 for the alleged failure of React LLC to purchase from Shamrock certain inventory manufactured for sale to a customer.  Shamrock further claims lost profits with respect to sales made by Shamrock that were manufactured by parties other than React LLC.  React LLC acknowledges that React LLC has not made payment for product in the approximate amount of $300,000 to Shamrock as the invoice for this was only received after Shamrock had already filed its complaint, but denies all of the claims of breach of the license agreement by it and believes that damages caused by Shamrock’s breach of the license agreement and tortious conduct exceed any amounts owing to Shamrock.  React LLC formally responded to the complaint after removal by moving to dismiss or stay because of Shamrock’s failure to comply with alternative dispute resolution procedures contained in the license agreement.  By court order, the matter was stayed so that the parties could attempt mediation.  The parties mediated for one day and were unsuccessful in resolving the matter.  Negotiations following the mediation have also been unproductive, and it appears that the stay will be lifted.  Accordingly, React LLC will both defend against Shamrock’s allegations and pursue counterclaims against Shamrock for breach of the license agreement and for tortious interference.  The parties are presently proceeding with discovery.  Because this matter is in the early stage, NTIC cannot estimate the possible loss or range of loss, if any, associated with its resolution.  However, there can be no assurance that the ultimate resolution of the matter will not result in a material adverse effect on NTIC’s business, financial condition or results of operations.

NTIC was involved in a legal action in Finland whereby NTIC sued a Finnish company for trademark infringement.  Upon initiation of legal action, the courts seized the inventory of the Finnish company as contraband. NTIC won the initial case, but subsequently lost on appeal.  On November 19, 2008, NTIC entered into an agreement to settle the lawsuit.  Under the terms of the settlement agreement, NTIC agreed to seek an amendment to its trademark YELLOW and to pay the defendant a one-time payment of 320,000 Euro.  The defendant agreed, among other things, not to challenge the amendment or the validity of the trademark and not to infringe upon the trademark, once amended. Each party released each other of all claims in connection with the matter.  As a result of the settlement, NTIC recorded a $400,000 litigation settlement accrual in its consolidated financial statements for the fiscal year ended August 31, 2008.

On June 11, 2008, NTIC entered into an agreement to settle a lawsuit brought by Evelyna Cantwell and Jack Cantwell, individually, and also doing business as the principals of Byrd-Walsh International, LLC, against NTIC and its former Chairman of the Board and Chief Executive Officer, Philip M. Lynch.  The lawsuit sought unspecified injunctive relief as well as compensatory and punitive damages in an unspecified amount which, based on the allegations of the complaint, may have been claimed by plaintiffs to be in an amount in excess of $45 million.  Under the terms of the settlement agreement, the plaintiffs agreed to dismiss their claims with prejudice and to release NTIC and Mr. Philip M. Lynch from any and all claims, in exchange for a cash payment from NTIC of $41,340, which was paid in fiscal 2008.

In June 2007, the U.S. Internal Revenue Service concluded its audit of NTIC’s U.S. federal income tax returns for fiscal 2004 and 2005.  As a result of such audit, NTIC paid the IRS approximately $25,000 in additional payroll taxes.  NTIC also agreed in principle with the IRS to adjustments that will result in the additional payment of approximately $60,000 in income tax and interest.  As a result of the audit, the IRS has also taken the position that NTIC failed to withhold and has assessed against NTIC approximately $505,000 of payroll taxes and individual income taxes on travel and other expense reimbursements made to Philip M. Lynch, NTIC’s former Chairman of the Board and Chief Executive Officer, and commissions payments made to Inter Alia Holding Co. under that certain former Manufacturer’s Representative Agreement dated as of October 1, 1976 and as subsequently amended thereafter between NTIC and Inter Alia, which agreement has since been terminated.  Inter Alia beneficially owns approximately 24.3% of NTIC’s outstanding common stock.   G. Patrick Lynch, NTIC’s current President and Chief Executive Officer, as well as three other members of the Lynch family, are shareholders of Inter Alia.   G. Patrick Lynch is also the son of the late Philip M. Lynch.  NTIC disagrees with the IRS’ position on withholding and is in the process of appealing the matter.  Because NTIC believes that it has valid legal grounds for appeal, it has determined that a loss is not probable at this time as defined by SFAS 5, “Accounting for Contingencies.” However, there can be no assurance that the ultimate resolution of the matter will not result in a material adverse effect on NTIC’s business, financial condition or results of operations.

NTIC is involved in various other legal actions arising in the normal course of business.  Management is of the opinion that any judgment or settlement resulting from these pending or threatened actions would not have a material adverse effect on NTIC’s financial position or consolidated results of operations.

Item 4.                              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of NTIC’s security holders during the fourth quarter of the fiscal year covered by this report.

Item 4A.                     EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of NTIC, their ages and the offices held, as of November 25, 2008, are as follows:

Name	Age	Position with NTIC
G. Patrick Lynch	41	President and Chief Executive Officer

Donald A. Kubik, Ph.D.	68	Vice Chairman of the Board and Chief Technology Officer

Matthew C. Wolsfeld	34	Chief Financial Officer and Corporate Secretary

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

Dr. Donald A. Kubik has been employed by NTIC since 1978, was appointed Vice Chairman of the Board in September 1999 and Chief Technology Officer in May 2000.  In May 2008, Dr. Kubik notified the Board of Directors of NTIC that he intends to retire in June 2009.  Dr. Kubik served as Vice President of NTIC from 1979 to September 1999 and as Co-Chief Executive Officer of NTIC from September 1999 to May 2000.  Dr. Kubik is responsible for developing the patent that led to NTIC’s introduction of protective plastic film and paper products incorporating volatile corrosion inhibitors.  Prior to joining NTIC, Dr. Kubik held a research and development position with Minnesota Mining & Manufacturing Company (3M).

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

Officers of NTIC, their ages and the offices held, as of November 25, 2008, are as follows:

Name	Age	Position with NTIC
Prof. Efim Ya. Lyublinski	71	Vice President and Director of New Technologies and Applications Engineering

Vineet R. Dalal	39	Vice President and Director Global Market Development

Gautam Ramdas	35	Vice President and Director Global Market Development

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

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

NTIC’s common stock is listed for trading on the NASDAQ Global Market, under the symbol “NTIC.”  NTIC’s common stock has traded on the NASDAQ Global Market since June 30, 2008.  From September 1993 to June 29, 2008, NTIC’s common stock traded on The American Stock Exchange under the symbol “NTI.”

The following table sets forth the high and low daily sales prices for NTIC’s common stock, as reported by the NASDAQ Global Market, for the fiscal quarter indicated:

	High	Low
Fiscal 2008:
Fourth quarter (beginning June 30, 2008)	$18.50	$8.68

The following table sets forth the high and low daily sales prices for NTIC’s common stock, as reported by The American Stock Exchange, for the fiscal quarters indicated:

	High	Low
Fiscal 2008:
Fourth quarter (ending June 29, 2008)	$20.85	$13.25
Third quarter	15.25	6.65
Second quarter	12.00	6.40
First quarter	12.25	6.71

Fiscal 2007:
Fourth quarter	$10.15	$8.01
Third quarter	9.00	7.30
Second quarter	10.00	7.45
First quarter	10.49	7.44

Dividends

Although NTIC’s Board of Directors declared a cash dividend to NTIC’s stockholders of record as of December 3, 2004 in the amount of $0.07 per share, NTIC’s Board of Directors has not since declared or paid a cash dividend on NTIC’s common stock.  The payment of any future dividends will be determined by NTIC’s Board of Directors in light of conditions then existing, including NTIC’s earnings, financial condition, cash requirements, restrictions in financing agreements, business conditions and other factors.  The Board of Directors currently does not anticipate paying a dividend on NTIC’s common stock in the near future, but rather intends to retain all of its earnings for the foreseeable future to finance the operation and expansion of its business.

Number of Record Holders

As of August 31, 2008, there were 264 record holders of NTIC’s common stock.  This does not include shares held in “street name” or beneficially owned.

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

Item 6.                              SELECTED FINANCIAL DATA

This Item 6 is inapplicable to NTIC as a smaller reporting company and has been omitted pursuant to Item 301(c) of SEC Regulation S-K.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis provides material historical and prospective disclosures intended to enable investors and other users to assess NTIC’s financial condition and results of operations.  Statements that are not historical are forward-looking and involve risks and uncertainties discussed under the headings “Forward-Looking Statements” and “Risk Factors” of Part I, Item 1 entitled “Business” of this report.  The following discussion of the results of the operations and financial condition of NTIC should be read in conjunction with NTIC’s consolidated financial statements and the related notes thereto included under Part II, Item 8 entitled “Financial Statements and Supplementary Data” of this report.

General Overview

Northern Technologies International Corporation develops and markets proprietary environmentally beneficial products and technical services either directly or via a network of joint ventures and independent distributors in over 50 countries.  NTIC’s primary business is corrosion prevention. In addition, NTIC has recently launched a new product line of compounds and finished products based on a portfolio of proprietary bio-plastic technologies.  NTIC also is in the advanced stages of commercially launching waste plastic to fuel conversion technology and is in various stages of development with respect to several other emerging businesses.

NTIC has been selling its proprietary ZERUST® and EXCOR® rust and corrosion inhibiting products and services to the automotive, electronics, electrical, mechanical, military and retail consumer markets, for over 25 years. NTIC also offers worldwide on-site technical consulting for rust and corrosion prevention issues.  In North America, NTIC markets its technical services and ZERUST® products principally to industrial users by a direct sales force and a network of independent distributors.  NTIC’s technical service consultants work directly with the end users of NTIC’s products to analyze their specific needs and develop systems to meet their technical requirements.  In fiscal 2008, over 94.6% of NTIC’s consolidated net sales were derived from the sales of ZERUST® and EXCOR® rust and corrosion inhibiting packaging products and services.

In addition to ZERUST® products and services, NTIC develops and has recently launched a portfolio of bio-based and biodegradable (compostable) polymer resin compounds and finished products under the Natur-Tec™ brand.  These products are intended to reduce NTIC’s customers’ carbon footprint and

provide environmentally sound disposal options.   NTIC’s consolidated net sales in North America for fiscal 2008 included $383,904 in sales of NTIC’s Natur-Tec™ products.  In recent years, a combination of market drivers, such as higher petroleum prices, a desire to reduce dependence on foreign oil, increased environmental awareness at the consumer level and regulations banning the use of traditional, petroleum-based plastics, have led to interest in sustainable, renewable resource-based and compostable alternatives to traditional plastics.  Natur-Tec™ bio-based and biodegradable plastics are manufactured using NTIC’s patented and/or proprietary technologies and are intended to replace conventional petroleum-based plastics. The Natur-Tec™ bioplastics portfolio includes flexible film, foam, rigid injection molded materials and engineered plastics. Natur-Tec™ biodegradable and compostable finished products include shopping and grocery bags, lawn and leaf bags, can liners, pet waste collection bags, cutlery, packaging foam and coated paper products and are engineered to be fully biodegradable in a composting environment.  Unlike competing plastic products claiming to be “degradable” or “oxo-degradable” that only break down into smaller plastic fragments, Natur-Tec™ products are designed to completely biodegrade within 180 days in accordance with the ASTM D6400 standard for compostable plastics and are certified 100 percent biodegradable and compostable by the Biodegradable Products Institute.

NTIC participates, either directly or indirectly through holding companies, in 29 corporate joint venture arrangements in North America, South America, Europe, Asia and the Middle East.  Each of these joint ventures generally manufactures and markets finished products in the geographic territory that it is assigned.  NTIC’s joint venture partners are knowledgeable in the applicable environmental, labor, tax and other requisite regulations and laws of the respective foreign countries in which they operate, as well as the local customs and business practices.  While most of NTIC’s joint ventures currently sell rust and corrosion inhibiting products and custom packaging systems, NTIC also has joint ventures that manufacture, market and sell or intend to manufacture, market or sell bio-based additives with both industrial and personal care applications, machinery that converts waste plastics into diesel, gasoline and mid-distillates, and electronic sensing instruments.  NTIC categorizes its joint ventures into two principal areas: industrial chemical and non-industrial chemical.

NTIC’s international rust and corrosion inhibiting product business has expanded significantly during the past several fiscal years.  NTIC has entered into five new corporate joint venture arrangements during the past three fiscal years.  Total net sales of all of NTIC’s joint ventures increased 25.7% to $101,279,532 during fiscal 2008 as compared to fiscal 2007 and increased 26.0% during fiscal 2007 as compared to fiscal 2006.  NTIC also recognized increased fee income for technical and support services in fiscal 2008 as compared to fiscal 2007 and in fiscal 2007 as compared to fiscal 2006 as a result of the increase in total net sales of the joint ventures.   The profits of NTIC’s corporate joint ventures are shared, however, by the respective corporate joint venture owners in accordance with their respective ownership percentages.  NTIC’s receipt of funds as a result of sales by its joint ventures are dependent upon NTIC’s receipt of fees for technical and other support services that NTIC provides to its joint ventures based on the revenues of the joint ventures and NTIC’s receipt of dividend distributions from the joint ventures.  NTIC typically owns only 50% or less of its joint venture entities and thus does not control the decisions of these entities regarding whether to pay dividends and how much in dividends in any given year.  NTIC’s income from its corporate joint ventures and holding companies increased 36.8% to $4,514,601 in fiscal 2008 as compared to fiscal 2007.

While NTIC’s rust and corrosion inhibiting product business has expanded significantly internationally during the past several fiscal years, sales of NTIC’s rust and corrosion inhibiting products in North America have decreased slightly during the past several fiscal years.  One of the main markets for NTIC’s rust and corrosion inhibiting products has typically been the automotive industry.  While the automotive industry has been growing worldwide, it has been stagnant or contracting in the United States and is not expected to improve in the foreseeable future, especially in light of the current economic conditions on that industry.

In an effort to increase net sales, NTIC is in the process of expanding its product line to include additional biodegradable and compostable plastics products, process technology and machinery that converts plastic waste into crude oil and the application of new and existing corrosion inhibiting technology into the oil and gas industry.  NTIC intends to distribute and sell products incorporating these new technologies through its North American operations, its existing joint ventures and new joint ventures.  During fiscal 2008, NTIC invested $2,532,791 in additional research and development and marketing efforts and resources into these emerging businesses, product lines and markets.  Although NTIC recognized $383,904 in sales of Natur-Tec™ for fiscal 2008, no assurance can be provided that such new businesses will be successful or that NTIC will be successful in obtaining additional revenue.

Financial Overview

NTIC’s consolidated net sales in North America decreased 24.6% during fiscal 2008 as compared to fiscal 2007 primarily as a result of the anticipated loss of its React-NTI, LLC subsidiary’s most significant customer and decreased demand for NTIC’s ZERUST® products, partially offset by sales of its new Natur-Tec™ products.  As previously disclosed by NTIC, the sales of React-NTI included in NTIC’s consolidated net sales historically have consisted almost entirely of sales by React Inc., a 100% owned subsidiary of React-NTI, of proprietary ink additives to one customer.  During fourth quarter of fiscal 2007, this single customer notified React Inc. of the customer’s intent to purchase React’s remaining inventory of ink additives, but that after such inventory was depleted, the customer would not place any future orders with React Inc.  React-NTI had consolidated sales of $301,697 for fiscal 2008 compared to sales of $4,784,789 for fiscal 2007.  The vast majority of such sales by React-NTI were from React Inc., which had sales of $248,160 during fiscal 2008 compared to sales of $4,716,620 during fiscal 2007.  NTIC anticipates no additional sales for React Inc. of its only product, proprietary ink additives, after the fiscal year ended August 31, 2008.  Accordingly, the loss of React’s sole customer has had a material adverse impact on NTIC’s consolidated net sales.  However, since the profit on React’s sales of the ink additives to this customer was extremely small, the effect on NTIC’s net income during fiscal 2008 was not material.

Net sales of NTIC’s ZERUST® products decreased 0.4% or $39,090 to $12,005,151 during fiscal 2008 compared to $12,044,241 during fiscal 2007.  Additionally, NTIC’s consolidated net sales in North America during fiscal 2008 included $383,904 from sales of NTIC’s Natur-Tec™ products.

Total net sales of all of NTIC’s joint ventures increased 25.7% to $101,279,532 during fiscal 2008 as compared to $80,551,700 during fiscal 2007.  NTIC also recognized increased fee income for technical and support services as a result of the increase in total net sales of the joint ventures.  NTIC recognized fee income for technical and support services of $5,956,403 in fiscal 2008 compared to $4,976,194 in fiscal 2007, an increase of 19.7%.  NTIC incurs direct expenses related to its corporate joint ventures and holding companies.  Such expenses include consulting, travel, technical and marketing services to existing joint ventures, legal fees incurred in the establishment of new joint ventures, registration and promotion and legal defense of worldwide trademarks, and legal fees incurred in connection with the filing of patent applications.  NTIC incurred $5,406,766 in direct joint venture expenses in fiscal 2008 as compared to $4,876,928 in fiscal 2007, an increase of 10.9%.  NTIC’s equity in income of corporate joint ventures and holding companies increased 18.4% to $3,792,197 in fiscal 2008 as compared to $3,201,621 in fiscal 2007.  NTIC’s income from its corporate joint ventures and holding companies increased 36.8% to $4,514,601 in fiscal 2008 as compared to fiscal 2007.

NTIC sold its 50% ownership interest in its industrial chemical joint venture in Austria during fiscal 2008 for $364,000.  NTIC’s industrial chemical joint venture in Germany purchased NTIC’s 50% Austrian joint venture interest and has consolidated the joint venture into its existing business.  NTIC’s German joint venture will service the territory and customers of the former Austrian venture in addition to its own territory and customers.  NTIC recorded a gain on the sale of its Austrian joint venture ownership interest of $172,767, as NTIC determined that its interest in the Austrian joint venture entity was non-controlling.

Cost of goods sold as a percentage of net sales decreased to 60.2% in fiscal 2008 as compared to 64.2% for fiscal 2007 primarily as a result of the significant decrease of React Inc. sales during fiscal 2008 compared to fiscal 2007, which sales were sold at lower margins than NTIC’s ZERUST® and Natur-Tec™ products.

NTIC spent $2,532,791 in fiscal 2008 and $2,575,325 in fiscal 2007 in connection with its research and development activities.  NTIC anticipates that it will spend between $2,800,000 and $3,200,000 in fiscal 2009 on research and development activities related to its new technologies.  These fees are accounted for in the “Expenses incurred in support of corporate joint ventures” section of NTIC’s consolidated statements of income.

Net income decreased 20.8% to $2,553,956, or $0.68 per diluted common share, for the year ended August 31, 2008 compared to $3,223,408, or $0.87 per diluted common share, for the year ended August 31, 2007.  This decrease was primarily the result of the one-time gain on the sale of assets of land, building and equipment that previously served as NTIC’s corporate headquarters of $724,495 during the year ended August 31, 2007 and a decreased demand of NTIC’s ZERUST® products in the United States, partially offset by increased income from NTIC’s corporate joint ventures and holding companies.

NTIC’s working capital was $4,837,271 at August 31, 2008, including $260,460 in cash and cash equivalents.  As of August 31, 2008, NTIC had $86,000 of borrowings under its $2,300,000 demand line of credit.  Subsequent to August 31, 2008, NTIC repaid all borrowings under the demand line of credit bringing the outstanding balance as of November 25, 2008 to $0. As of August 31, 2008, $600,000 was committed under the demand line of credit to cover a letter of credit.

NTIC elected not to pay a cash dividend to its stockholders in fiscal 2007 or fiscal 2008 or thus far in fiscal 2009 in order to preserve cash and make investments in future operations.  NTIC expects to meet its future liquidity requirements during at least the next 12 months by using its existing cash and cash equivalents, forecasted cash flows from future operations, anticipated distributions of earnings and technical assistance fees to NTIC from its joint venture investments and funds available through existing or anticipated financing arrangements.  In order to take advantage of new product market opportunities to expand its business and increase its revenues, NTIC may decide to finance such opportunities by borrowing under its line of credit or raising additional financing through the issuance of debt or equity securities.

Results of Operations

Fiscal Year 2008 Compared to Fiscal Year 2007

The following table sets forth NTIC’s results of operations for fiscal 2008 and fiscal 2007.  These results of operations exclude the impact of NTIC’s activities with its joint ventures, other than React-NTIC LLC.  As explained in more detail in note 1 to NTIC’s consolidated financial statements, the results of React-NTIC LLC are included in NTIC’s consolidated results of operations and thus included in the table below.

	Fiscal 2008	% of Net Sales	Fiscal 2007	% of Net Sales	$ Change	% Change
Net sales	$12,690,752	100.0%	$16,829,030	100.0%	$(4,138,278)	(24.6)%
Cost of goods sold	$7,638,690	60.2%	$10,799,180	64.2%	$(3,160,490)	(29.3)%

	Fiscal 2008	% of Net Sales	Fiscal 2007	% of Net Sales	$ Change	% Change
Selling expenses	$3,120,171	24.6%	$3,214,170	19.1%	$(93,999)	(2.9)%
General and administrative expenses	$3,514,437	27.7%	$3,083,314	18.3%	$431,123	14.0%
Lab and technical support expenses	$174,711	1.4%	$229,988	1.4%	$(55,277)	(24.0)%

Net Sales.  NTIC’s net sales originating in the United States decreased 24.6% during fiscal 2008 as compared to fiscal 2007 primarily as a result of the loss of the principal customer of React Inc. and a slight decrease in demand for ZERUST® products sold to existing and new customers, partially offset by sales of Natur-Tec™ products in fiscal 2008.

The following table sets forth NTIC’s net sales for fiscal 2008 and fiscal 2007.

	Fiscal 2008	Fiscal 2007	$ Change	% Change
ZERUST® sales	$12,005,151	$12,044,241	$39,090	(0.4)%
Natur-Tec™ sales	383,904	—	383,904	—
React-NTI sales	53,537	68,169	(14,632)	(21.5)%
React Inc. sales	248,160	4,716,620	(4,468,460)	(94.8)%
Total North American net sales	$12,690,752	$16,829,030	$(4,138,278)	(24.6)%

Cost of Goods Sold.  Cost of goods sold decreased 29.3% in fiscal 2008 compared to fiscal 2007 primarily as a result of the significant decrease in React Inc. sales which were sold at significantly lower margins that NTIC’s ZERUST® products, combined with a slight reduction in the gross margin achieved on the core NTIC’s ZERUST® products in North America.  Cost of sales as a percentage of net sales also decreased to 60.2% in fiscal 2008 compared to 64.2% in fiscal 2007 primarily as a result of an increase in raw material prices, primarily plastic resins.

Selling Expenses.  NTIC’s selling expenses decreased 2.9% in fiscal 2008 compared to the same period in fiscal 2007.  Selling expenses as a percentage of net sales in fiscal 2008 increased significantly compared to same respective periods in fiscal 2007 due to the decrease in React Inc. sales.

General and Administrative Expenses.  NTIC’s general and administrative expenses increased 14.0% in fiscal 2008 compared to fiscal 2007 primarily as a result of increases in (i) audit and tax expense of $170,000 and (ii) salary and benefits expenses of $160,000, partially offset by a decrease in insurance expense of $30,000.   As a percentage of net sales, general and administrative expenses increased significantly to 27.7% in fiscal 2008 compared to 18.3% in fiscal 2007, due to the decrease in React Inc. net sales and the increases in spending noted above.

NTIC includes expenses in general and administrative expenses that provide benefit to the various joint ventures in addition to providing benefit to NTIC’s North American operations, including specifically, expenses associated with information technology, general insurance, executive and non-executive salary, bonus and benefits, building expenses, audit and tax and directors fees.

Lab and Technical Support Expenses.  NTIC’s lab and technical support expenses decreased 24.0% in fiscal 2008 compared to the same period in fiscal 2007.   As a percentage of net sales, lab and technical support expenses remained relatively constant at 1.4% in fiscal 2008 and 2007.

International Corporate Joint Ventures and Holding Companies.  Net sales of NTIC’s corporate joint ventures in fiscal 2008 and fiscal 2007, excluding React-NTI LLC, were as follows:

	Fiscal 2008	Fiscal 2007
Industrial chemical	$100,012,532	$78,601,707
Non-industrial chemical	1,266,832	1,949,993
Total International Corporate Joint Ventures and Holding
Companies sales	$101,279,532	$80,551,700

NTIC receives fees for technical and other support services it provides to its corporate joint ventures based on the revenues of the individual corporate joint ventures.  NTIC recognized fee income for such support of $5,956,403 in fiscal 2008 compared to $4,976,194 in fiscal 2007, an increase of 19.8%.  The increase in fees for technical and other support to its corporate joint ventures was due to the significant increase in revenues from the corporate joint ventures as a whole, as well as the foreign currency exchange rate of the U.S. dollar compared to other currencies in which NTIC’s joint ventures conduct business.

NTIC sponsors a worldwide corporate joint venture conference approximately every three to four years in which all of its corporate joint ventures are invited to participate.  NTIC defers a portion of its technical and other support fees received from its corporate joint ventures in each accounting period leading up to the next conference, reflecting that NTIC has not fully earned the payments received during that period.  The next corporate joint venture conference is scheduled to be held in the summer of 2009 or 2010.  There was $96,000 of deferred income recorded within other accrued liabilities in fiscal 2008 related to this future conference.  The costs associated with these joint venture conferences are offset against the deferral as incurred, generally in the period in which the conference is held and immediately before.

NTIC incurred direct expenses related to its corporate joint ventures and the holding companies of $5,406,766 in fiscal 2008 compared to $4,876,928 in fiscal 2007, an increase of 10.9%.  These expenses include: product and business development, consulting, travel, technical and marketing services to existing joint ventures, legal fees regarding the establishment of new joint ventures, registration and promotion and legal defense of worldwide trademarks and legal fees incurred in the filing of patent applications for new technologies to which NTIC acquired certain rights.  The increase in direct expenses incurred relating to NTIC’s corporate joint ventures and holding companies in fiscal 2008 compared to fiscal 2007 was attributable to the (i) legal settlement accrual for the Finnish Trademark case of $400,000 in fiscal 2008 (See note 18 entitled “Commitments and Contingencies” to NTIC’s consolidated financial statements for further information) and (ii) an increase in travel and related expenses of $45,000.  This increase was partially offset by a decrease in legal expenses of $100,000.  As a percentage of net sales, direct expenses incurred relating to NTIC’s corporate joint ventures and holding companies increased significantly due to the decrease in React Inc. net sales for fiscal 2008 compared to fiscal 2007.

NTIC sold its 50% ownership interest in its industrial chemical joint venture in Austria for $364,000.  NTIC’s industrial chemical joint venture in Germany purchased NTIC’s Austrian joint venture ownership interest and has consolidated the Austrian joint venture into its existing business.  NTIC’s German joint venture will service the territory and customers of NTIC’s former Austrian joint venture.  NTIC recorded a gain on sale of the joint venture interest of $172,767 as NTIC determined its interest in the entity was non-controlling.

NTIC had equity in income of corporate joint ventures and holding companies of $3,792,197 in fiscal 2008 compared to $3,201,621 in fiscal 2007.  The increase in equity in income of 18.4% was due to the significant increase in revenue and profitability due to the growth of NTIC’s corporate joint ventures as a whole.

Interest Income.  NTIC’s interest income increased to $23,815 in fiscal 2008 compared to $4,165 for fiscal 2007 due primarily to interest income received from the United Kingdom tax authorities related to interest earned on a tax refund received that covered the period from fiscal 2001 to 2007.

Interest Expense.  NTIC’s interest expense decreased to $123,874 in fiscal 2008 compared to $164,372 for fiscal 2007 due to lower average outstanding debt levels and decreases in interest rates during fiscal 2008.

Gain on Sale of Assets.  NTIC recognized a gain on sale of assets of $5,529 during fiscal 2008 compared to a gain on sale of assets of $726,295 during fiscal 2007, $724,495 of which was due to the sale of land, building and equipment that previously served as NTIC’s corporate headquarters.

Income Before Income Taxes.  Income before income taxes decreased to $2,723,956 in fiscal 2008 compared to $3,409,408 in fiscal 2007.

Income Tax Expense.  Income tax expense decreases to $170,000 during fiscal 2008 compared to $186,000 during fiscal 2007.  Income tax expense was calculated based on management’s estimate of NTIC’s annual effective income tax rate.  NTIC’s annual effective income tax rate during fiscal 2008 and 2007 was lower than the statutory rate primarily due to NTIC’s equity in income of corporate joint ventures being recognized based on after-tax earnings of these entities.  To the extent joint ventures’ undistributed earnings are distributed to NTIC, it is not expected to result in any material additional income tax liability after the application of foreign tax credits.

Fiscal Year 2007 Compared to Fiscal Year 2006

The following table sets forth NTIC’s consolidated results of operations for fiscal 2007 and fiscal 2006.  These results of operations exclude the impact of NTIC’s activities with its joint ventures, other than React-NTIC LLC.  As explained in more detail in note 1 to NTIC’s consolidated financial statements, the results of React-NTIC LLC are included in NTIC’s consolidated results of operations and thus included in the table below.

	Fiscal 2007	% of Net Sales	Fiscal 2006	% of Net Sales	$ Change	% Change
Net sales	$16,829,030	100.0%	$16,604,964	100.0%	$224,066	1.3%
Cost of sales	$10,799,180	64.2%	$10,346,437	62.3%	$452,743	4.4%
Selling expenses	$3,214,170	19.1%	$3,075,072	18.5%	$139,098	4.5%
General and administrative expenses	$3,083,314	18.3%	$2,795,194	16.8%	$288,120	10.3%
Lab and technical support expenses	$229,988	1.4%	$296,676	1.8%	$(66,688)	(22.5)%

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

	Fiscal 2007	Fiscal 2006	$ Change	% Change
Total net sales of corporate joint ventures, excluding React-NTI LLC	$80,551,700	$63,959,090	$16,592,610	26.0%
NTIC’s fee income for technical and other support services	$4,976,194	$4,695,124	$281,070	6.0%
NTIC’s direct expenses incurred related to corporate joint ventures and holding companies	$4,876,928	$5,481,757	$(604,829)	(11.0)%

NTIC sponsors a worldwide corporate joint venture conference approximately every two to four years in which all of its corporate joint ventures are invited to participate.  The most recent conference was in

August 2005 and the next corporate joint venture conference is scheduled to be held in 2009 or 2010.  NTIC defers a portion of its technical and other support fees received from its corporate joint ventures in each accounting period leading up to the conference, reflecting that NTIC has not fully earned the payments received during that period.  There was $96,000 of deferred income recorded in fiscal 2007 bringing the total deferred accrual for the conference to $192,000 at August 31, 2007.  The costs associated with these joint venture conferences are offset against the deferral as incurred, generally in the period in which the conference is held and immediately before.

NTIC incurred direct expenses related to its corporate joint ventures and the holding companies of $4,876,928 in fiscal 2007 compared to $5,481,757 in fiscal 2006.  These expenses include: product and business development, consulting, travel, establishment of a reserve on a note receivable, technical and marketing services to existing joint ventures, legal fees regarding the establishment of new joint ventures, registration and promotion and legal defense of worldwide trademarks and legal fees incurred in the filing of patent applications for new technologies to which NTIC acquired certain rights.  The decrease in direct expenses incurred relating to NTIC’s corporate joint ventures and holding companies in fiscal 2007 compared to fiscal 2006 was attributable to decreases of (i) loan forgiveness of $571,000, (ii) consulting expense of $43,000, (iii) legal expense of $64,000, partially offset by increases in (i) expenses related to employee relocation of $32,000, (ii) travel and related expenses of $83,000, (iii) lab supplies and testing of $30,000, and (iv) insurance and group health benefits of $39,000.

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

Liquidity and Capital Resources

Sources of Cash and Working Capital.  As of August 31, 2008, NTIC’s working capital was $4,837,271, including $260,460 in cash and cash equivalents, compared to working capital of $3,788,777, including $244,499 in cash and cash equivalents, as of August 31, 2007.

On April 10, 2008, NTIC entered into a Promissory Note Modification Agreement with National City Bank pursuant to which NTIC’s demand line of credit was increased to $2,300,000 and its $1,500,000 revolving credit facility was terminated.  Advances made under the demand line of credit will be made at the sole discretion of National City Bank and will be due and payable on demand.  Outstanding amounts under the demand line of credit bear interest at an annual rate based on LIBOR plus 2.25%.  As of August 31, 2008, the interest rate was 4.72%.  Interest is payable in arrears on the 15th day of each month and on demand.  As of August 31, 2008, NTIC had $86,000 of borrowings under its $2,300,000 demand line of credit.  Subsequent to August 31, 2008, NTIC repaid all borrowings under the demand line of credit bringing the outstanding balance as of November 24, 2008 to $0. As of August 31, 2008, $600,000 was committed under the demand line of credit to cover a letter of credit.

NTIC believes that a combination of its existing cash and cash equivalents, forecasted cash flows from future operations, anticipated distributions of earnings and technical assistance fees to NTIC from its joint venture investments and funds available through existing or anticipated financing arrangements, will continue to be adequate to fund its existing operations, capital expenditures, debt repayments and any stock repurchases for at least the next 12 months.  In an effort to increase net sales, NTIC is in the process of expanding its product line to include additional biodegradable and compostable plastics products and process technology and machinery that converts plastic waste into crude oil and the application of its corrosion inhibiting technology into the oil and gas industry.  During fiscal 2009, NTIC expects to invest additional research and development and marketing efforts and resources into these emerging businesses, product lines and markets.  In order to take advantage of such new product and market opportunities to expand its business and increase its revenues, NTIC may decide to finance such opportunities by borrowing under its line of credit or raising additional financing through the issuance of debt or equity securities.  There is no assurance that any financing transaction will be available on terms acceptable to NTIC or at all, or that any financing transaction will not be dilutive to NTIC’s current stockholders.

Uses of Cash and Cash Flows.  Cash flows used in operations during fiscal 2008 was $2,833,214, which resulted principally from equity income of corporate joint ventures, increases in trade receivables, technical and other services receivables, inventories and gain on sale of an investment and decreases in accounts payable, offset by net income, depreciation and amortization expense and an increase in accrued liabilities.  Cash flows used in operations during fiscal 2007 was $717,358, which resulted principally from equity in income from corporate joint ventures, gain on sale of assets, decreases in accounts payable and accrued liabilities and increases in inventories and prepaid expenses, offset by net income, depreciation and amortization expense, and decreases in trade and income tax receivables.

Net cash provided by investing activities during fiscal 2008 was $1,666,172, which was comprised of dividends received from corporate joint ventures and the sale of a joint venture, offset by additions to property and equipment, loans made and investment in joint ventures.  Net cash provided by investing activities during fiscal 2007 was $1,502,939, which resulted from dividends received from corporate joint ventures, proceeds from the sale of assets and cash received from loans and deposits, offset by additions to property and equipment and investment in joint ventures.

Net cash provided by financing activities during fiscal 2008 was $1,183,003, which resulted primarily from bank overdrafts and borrowings made on the demand line of credit and proceeds from NTIC’s employee stock purchase plan, offset by principal payments on the bank loan for NTIC’s corporate headquarters building.  Net cash used in financing activities during fiscal 2007 was $840,199, which resulted primarily from repayments on NTIC’s line of credit and bank overdrafts, offset by proceeds from the exercise of stock options.

Capital Expenditures and Commitments.  NTIC had no material lease commitments as of August 31, 2008, except a lease agreement entered into by NTI Facilities, Inc., a subsidiary of NTIC, for approximately 16,994 square feet of office, manufacturing, laboratory and warehouse space in

Beachwood, Ohio, requiring monthly payments of $17,500, which are adjusted annually according to the annual consumer price index, through November 2014.

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

In fiscal 1999, a subsidiary of NTIC, NTI Facilities, Inc., acquired a one-third ownership of Omni-Northern Ltd., which owns and operates a rental property located at 23205 Mercantile Road, Beachwood, Ohio.  The property had an approximate value of $2,205,000, based upon the cash-to-mortgage acquisition price of the property paid in fiscal 2000.  NTIC has guaranteed up to $329,082 of Omni-Northern Ltd.’s $1,903,571 mortgage obligation with National City Bank, Cleveland, Ohio.  The building is fully leased at present.

Inflation and Seasonality

Inflation in the U.S. and abroad has historically had little effect on NTIC.  NTIC’s business has not historically been seasonal.

Market Risk

NTIC is exposed to some market risk stemming from changes in foreign currency exchange rates, commodity prices and interest rates.

Because the functional currency of NTIC’s foreign operations and investments in its foreign corporate joint ventures and holding companies is the applicable local currency, NTIC is exposed to foreign currency exchange rate risk arising from transactions in the normal course of business.  NTIC’s principal exchange rate exposure is with the Euro, the Japanese yen, Korean won and the English pound against the U.S. dollar.  NTIC’s fees for technical support and other services and dividend distributions from these foreign entities are paid in foreign currencies and thus fluctuations in foreign currency exchange rates could result in declines in NTIC’s reported net income.  Since NTIC’s investments in its corporate joint ventures and holding companies are accounted for using the equity method, any changes in foreign currency exchange rates would be reflected as a foreign currency translation adjustment and would not change NTIC’s equity in income of joint ventures and holding companies reflected in its consolidated statements of income.  NTIC does not hedge against its foreign currency exchange rate risk.

Some raw materials used in NTIC’s products are exposed to commodity price changes.  The primary commodity price exposures are with a variety of plastic resins.

NTIC’s demand line of credit bears interest at a rate based on LIBOR and thus may subject NTIC to some market risk on interest rates.  As of August 31, 2008, NTIC had $86,000 of borrowings under its $2,300,000 demand line of credit.  Subsequent to August 31, 2008, NTIC repaid all borrowings under the demand line of credit bringing the outstanding balance as of November 25, 2008 to $0. As of August 31, 2008, $600,000 was committed under the demand line of credit to cover a letter of credit.

Related Party Transactions

See note 16 to NTIC’s consolidated financial statements for related party transaction disclosure.

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

Principles of Consolidation and Investments in Corporate Joint Ventures

The consolidated financial statements include the accounts of Northern Technologies International Corporation, its wholly owned subsidiaries, NTI Facilities, Inc. and Northern Technologies Holding Company, LLC, and its 75% owned subsidiary, React-NTI LLC.  NTIC’s consolidated financial statements do not include the accounts of any of its corporate joint ventures.

NTIC’s investments in its corporate joint ventures are accounted for using the equity method, except for React-NTI LLC which has been fully consolidated, due to the adoption of FIN 46R.  Periodically, NTIC evaluates the investments for any impairment and assesses the future cash flow projections to determine if there are any going concern issues.  If an investment were determined to be impaired, then a reserve would be created to reflect the impairment on the financial results of NTIC.  NTIC’s evaluation of its investments in corporate joint ventures requires NTIC to make assumptions about future cash flows of its corporate joint ventures.  These assumptions require significant judgment and actual results may differ from assumed or estimated amounts.  NTIC’s investments in corporate joint ventures were $16,016,347 and $13,602,842 as of August 31, 2008 and 2007, respectively.

Accounts and Notes Receivable

NTIC values accounts and notes receivable, net of an allowance for doubtful accounts. Each quarter, NTIC prepares an analysis of its ability to collect outstanding receivables that provides a basis for an allowance estimate for doubtful accounts.  In doing so, NTIC evaluates the age of its receivables, past collection history, current financial conditions of key customers, and economic conditions. Based on this evaluation, NTIC establishes a reserve for specific accounts and notes receivable that it believes are uncollectible, as well as an estimate of uncollectible receivables not specifically known.  Deterioration in the financial condition of any key customer or a significant slowdown in the economy could have a material negative impact on NTIC’s ability to collect a portion or all of the accounts and notes receivable. NTIC believes that an analysis of historical trends and its current knowledge of potential collection problems provide NTIC with sufficient information to establish a reasonable estimate for an allowance for doubtful accounts.  However, since NTIC cannot predict with certainty future changes in the financial stability of its customers, NTIC’s actual future losses from uncollectible accounts may differ from its estimates.  In the event NTIC determined that a smaller or larger uncollectible accounts reserve is appropriate, NTIC would record a credit or charge to selling expense in the period that it made such a determination. Accounts receivable have been reduced by an allowance for uncollectible accounts of $10,000 and $30,000 at August 31, 2008 and August 31, 2007, respectively.

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

ITEM 7A.                         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This Item 7A is inapplicable to NTIC as a smaller reporting company and has been omitted pursuant to Item 305(e) of SEC Regulation S-K.

Item 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following items are included herein:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors

Northern Technologies International Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Northern Technologies International Corporation and Subsidiaries as of August 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northern Technologies International Corporation and Subsidiaries as of August 31, 2008 and 2007 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Virchow, Krause & Company, LLP
Minneapolis, Minnesota
November 19, 2008

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - AUGUST 31, 2008 AND 2007

	August 31, 2008	August 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$260,460	$244,499
Receivables:
Trade excluding corporate joint ventures, less allowance for doubtful accounts of $10,000 & $30,000 at August 31, 2008 & 2007, respectively	1,962,222	1,622,420
Trade corporate joint ventures	530,609	642,518
Technical and other services, corporate joint ventures	3,065,738	1,514,139
Income taxes	28,961	29,755
Inventories	2,725,466	1,636,073
Prepaid expenses	179,766	184,407
Deferred income taxes	183,300	562,000
Total current assets	8,936,522	6,435,811

PROPERTY AND EQUIPMENT, net	3,754,565	3,792,461

OTHER ASSETS:
Investments in corporate joint ventures:
Industrial chemical	15,676,876	13,180,576
Industrial non-chemical	339,471	422,266
Deferred income taxes	837,300	779,500
Notes receivable	140,000	—
Industrial patents and trademarks, net	1,015,321	983,206
Goodwill	304,000	304,000
Other	325,557	398,936
	18,638,525	16,068,484
	$31,329,612	$26,296,756

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank overdrafts	$1,039,757	$—
Borrowings made on line of credit	86,000	—
Current portion of note payable	31,556	29,319
Accounts payable	1,251,522	1,337,443
Accrued liabilities:
Payroll and related benefits	1,102,992	1,025,858
Deferred joint venture royalties	288,000	192,000
Other	195,324	62,414
Total current liabilities	3,995,151	2,647,034

NOTE PAYABLE, NET OF CURRENT PORTION	1,179,972	1,211,528
MINORITY INTEREST	3,398	36,133

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value; authorized 10,000 shares; none issued and outstanding	—	—
Common stock, $0.02 par value per share; authorized 10,000,000 shares; issued and outstanding 3,729,457 and 3,683,016, respectively	74,556	73,660
Additional paid-in capital	5,271,417	4,755,146
Retained earnings	18,672,938	16,118,982
Accumulated other comprehensive income	2,132,180	1,454,273
Total stockholders’ equity	26,151,091	22,402,061
	$31,329,612	$26,296,756

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED AUGUST 31, 2008 AND 2007

	2008	2007
NORTH AMERICAN OPERATIONS:
Net sales	$12,690,752	$16,829,030
Cost of sales	7,638,690	10,799,180
Gross profit	5,052,062	6,029,850

Operating expenses:
Selling	3,120,171	3,214,170
General and administrative	3,514,437	3,083,314
Lab and technical support	174,711	229,988
	6,809,319	6,527,472

NORTH AMERICAN OPERATING LOSS	(1,757,257)	(497,622)

CORPORATE JOINT VENTURES AND HOLDING COMPANIES:
Equity in income of industrial chemical corporate joint ventures and holding companies	3,908,438	3,100,895
Equity in income (loss) of industrial non-chemical corporate joint ventures and holding companies	(116,241)	100,726
Gain on sale of industrial chemical corporate joint venture	172,767	—
Fees for technical support and other services provided to corporate joint ventures	5,956,403	4,976,194
Expenses incurred in support of corporate joint ventures	(5,406,766)	(4,876,928)

INCOME FROM ALL CORPORATE JOINT VENTURES AND HOLDING COMPANIES	4,514,601	3,300,887

INTEREST INCOME	23,815	4,165
INTEREST EXPENSE	(123,874)	(164,372)
OTHER INCOME	28,407	20,934
GAIN ON SALE OF ASSETS	5,529	726,295
MINORITY INTEREST	32,735	19,121

INCOME BEFORE INCOME TAX EXPENSE	2,723,956	3,409,408

INCOME TAX EXPENSE	170,000	186,000

NET INCOME	$2,553,956	$3,223,408

NET INCOME PER COMMON SHARE:
Basic	$0.69	$0.88
Diluted	$0.68	$0.87

WEIGHTED AVERAGE COMMON SHARES ASSUMED OUTSTANDING:
Basic	3,714,940	3,661,824
Diluted	3,757,492	3,695,166

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AUGUST 31, 2008 AND 2007

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Equity

BALANCE AT AUGUST 31, 2006,	3,618,993	$72,380	$4,272,635	$12,895,574	$745,164	$17,985,753

Stock issued in lieu of accrued payroll	37,245	745	297,585			298,330
Exercise of stock options	26,778	535	125,381	—	—	125,916
Stock option expense			59,545			59,545
Comprehensive income, 2007:
Foreign currency translation adj. (net of tax)	—	—	—	—	709,109	709,109
Net income	—	—	—	3,223,408	—	3,223,408
Comprehensive income, 2007						3,932,517

BALANCE AT AUGUST 31, 2007	3,683,016	$73,660	$4,755,146	$16,118,982	$1,454,273	$22,402,061

Stock issued in lieu of accrued payroll	33,595	672	333,598			334,270
Exercise of stock options	2,000	40	10,600	—	—	10,640
Stock issued for employee stock purchase plan	10,846	184	75,741			75,925
Stock option expense			96,332			96,332
Comprehensive income, 2008:
Foreign currency translation adj. (net of tax)	—	—	—	—	677,907	677,907
Net income	—	—	—	2,553,956	—	2,553,956
Comprehensive income, 2008						3,231,863

BALANCE AT AUGUST 31, 2008	3,729,457	$74,556	$5,271,417	$18,672,938	$2,132,180	$26,151,091

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED AUGUST 31, 2008 and 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,553,956	$3,223,408
Adjustments to reconcile net income to net cash used in operating activities:
Expensing of fair value of stock options vested	96,332	59,545
Change in allowance for doubtful accounts	(20,000)	—
Depreciation expense	354,088	313,719
Amortization expense	153,795	171,242
Gain on sale of assets	(5,529)	(726,295)
Minority interest	(32,735)	(19,121)
Equity in (income) loss from corporate joint ventures:
Industrial chemical	(3,908,438)	(3,100,891)
Industrial non-chemical	116,241	(100,726)
Deferred income taxes	320,900	(476,215)
Gain on sale of industrial chemical corporate joint venture	(172,767)	—
Deferred joint venture royalties	96,000	96,000
Change in current assets and liabilities:
Receivables:
Trade excluding corporate joint ventures	(319,802)	150,148
Trade corporate joint ventures	111,909	(44,356)
Technical and other services receivables, corporate joint ventures	(1,551,599)	(156,385)
Income taxes	794	304,064
Inventories	(1,089,393)	(258,120)
Prepaid expenses and other	4,641	49,241
Accounts payable	(85,921)	(438,483)
Accrued liabilities	544,314	235,867
Net cash used in operating activities	(2,833,214)	(717,358)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in corporate joint ventures	(117,950)	(563,104)
Proceeds from the sale of assets	6,201	850,367
Dividends received from corporate joint ventures	1,983,316	1,643,091
Proceeds from sale of industrial chemical corporate joint ventures	364,000	—
Loans made	(140,000)	—
Cash received on loans made	—	497,179
Additions to property and equipment	(316,864)	(799,680)
Decrease in other assets	55,434	8,450
Additions to industrial patents	(167,965)	(133,364)
Net cash provided by investing activities	1,666,172	1,502,939

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	1,039,757	(328,804)
Repayment of note payable	(29,319)	(27,311)
Net borrowings/(repayments) made on line of credit	86,000	(610,000)
Proceeds from employee stock purchase plan	75,925	—
Proceeds from exercise of stock options	10,640	125,916
Net cash provided by (used in) financing activities	1,183,003	(840,199)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	15,961	(54,618)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	244,499	299,117

CASH AND CASH EQUIVALENTS AT END OF YEAR	$260,460	$244,499

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED AUGUST 31, 2008 AND 2007

1.                   NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business – Northern Technologies International Corporation and Subsidiaries (the Company) develops and markets proprietary environmentally beneficial products and technical services either directly or via a network of joint ventures and independent distributors in over 50 countries.  The Company’s primary business is corrosion prevention. In addition, the Company has recently launched a new product line of compounds and finished products based on a portfolio of proprietary bio-plastic technologies.  The Company also is in the advanced stages of commercially launching waste plastic to fuel conversion technology and is in various stages of development with respect to several other emerging businesses.  The Company’s rust and corrosion inhibiting products and services, which the Company has been selling for over 25 years, are designed primarily for the automotive, electronics, electrical, mechanical, military and retail consumer markets and are sold under the brand names ZERUST® and EXCOR®.  The Company also offers direct, worldwide on-site technical support on rust and corrosion issues.  The Company participates, either directly or indirectly through holding companies, in 29 corporate joint venture arrangements in North America, South America, Europe, Asia and the Middle East.  Each of these joint ventures manufactures and markets finished products generally in the geographic location that it is assigned.  While most of the Company’s joint ventures currently sell rust and corrosion inhibiting products and custom packaging systems, the Company also has joint ventures that manufacture and market or intend to manufacture and market bio-based additives with both industrial and personal care applications, machinery that converts plastic waste into crude oil, and electronic sensing instruments.

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

Accounts Receivable - The Company reviews customers’ credit histories before extending unsecured credit and establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers and other information.  Accounts receivable over 30 days are considered past due for most customers.  The Company does not accrue interest on past due accounts receivable.  If accounts receivable in excess of the provided allowance are determined uncollectible, they are charged to expense in the year that determination is made.  Accounts receivable are deemed uncollectible based on the Company exhausting reasonable efforts to collect.  Accounts receivable have been reduced by an allowance for uncollectible accounts of $10,000 and $30,000 on August 31, 2008 and 2007, respectively.

Inventories - Inventories are recorded at the lower of cost (first-in, first-out basis) or market.

Property and Depreciation - Property and equipment are stated at cost.  Depreciation is computed using the straight-line method based on the estimated service lives of the various assets as follows:

Buildings and improvements	5-30 years
Machinery and equipment	3-10 years

Investments in Corporate Joint Ventures - Investments in Corporate Joint Ventures are accounted for using the equity method, except React-NTI LLC which has been consolidated (see below).  Periodically, the Company evaluates the investments for any impairment and assesses the future cash flow projections to determine if there are any going concern issues.  If an investment were determined to be impaired then a reserve would be created to reflect the impairment on the financial results of the Company.

Recoverability of Long-Lived Assets - The Company reviews its long-lived assets whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable.  The Company determines potential impairment by comparing the carrying value of the assets with expected net cash flows expected to be provided by operating activities of the business or related products.  If the sum of the expected undiscounted future net cash flows were less than the carrying value, the Company would determine whether an impairment loss should be recognized.  An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the asset.  For the years ended August 31, 2008 and 2007, the Company did not record any impairment charges.

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

Fair Value of Financial Instruments – The carrying value of cash, short-term accounts and notes receivable, notes payable, trade accounts payables, and other accrued expenses approximate fair value because of the short maturity of those instruments. The fair value of the Company’s long-term debt approximates the carrying values based upon current market rates of interest.

Shipping and Handling - The Company records all amounts billed to customers in a sales transaction related to shipping and handling as sales.  The Company records costs related to shipping and handling in cost of sales.

Research and Development - The Company expenses all costs related to product research and development as incurred.  The Company spent $2,532,791 in fiscal 2008 and $2,575,325 in fiscal 2007 in connection with its research and development activities.  These fees are accounted for in the “Expenses incurred in support of corporate joint ventures” section of the income statements.

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

2.                   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

FIN 48

The Financial Accounting Standards Board (FASB) has published FASB Interpretation (FIN) No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes,” to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards (SFAS) No. 109 (SFAS No. 109), “Accounting for Income Taxes,” on the uncertainty in income taxes recognized in an enterprise’s financial statements.  Specifically, FIN No. 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on de-recognition, classification, interest, and penalties, accounting in interim periods, disclosure, and transition.  FIN No. 48 applies to fiscal years beginning after December 15, 2006, with earlier adoption permitted.  The Company adopted FIN No. 48 in the first quarter of fiscal year 2008 and the adoption did not have a material impact on its consolidated financial statements.

SFAS 160

On December 4, 2007, the FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements” - An Amendment of ARB No. 51 (Statement 160). Statement 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. Statement 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. Statement 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.  Statement 160 is effective for fiscal years, and interim periods within those fiscal years, beginning after June 30, 2008.  Earlier adoption is prohibited.  The Company does not believe the adoption of Statement 160 will have a material effect on its results of operations or financial position.

SFAS 141R

In December 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 141, (Revised 2007), “Business Combinations” (SFAS 141 (Revised 2007)).  While this statement retains the fundamental requirement of SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations, SFAS 141 (Revised 2007) now establishes the principles and requirements for how an acquirer in a business combination:  recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in the acquired; recognizes and measures the goodwill acquired in the business combination or the gain from a bargain purchase; and determines what information should be disclosed in the financial statements to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141 (Revised 2007) is effective for fiscal years beginning on or after December 15, 2008.  The Company does not believe the adoption of SFAS 141 will have a material effect on its results of operations or financial position.

SFAS 161

In March 2008, the FASB issued Statement No. 161 (SFAS 161), “Disclosures about Derivative Instruments and Hedging Activities.”  SFAS 161 requires additional disclosures related to the use of derivative instruments, the accounting for derivatives and how derivatives impact financial statements.  SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect the adoption of SFAS 161 to have a material effect on its consolidated financial statements.

SFAS 162

In May 2008, the FASB issued Statements of Financial Standards No. 162 (SFAS 162), “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities.

Prior to the issuance of SFAS 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69 (SAS 69), “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  SAS 69 has been criticized because it is directed to the auditor rather than the entity.  SFAS 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.

SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”  It is only effective for nongovernmental entities; therefore, the GAAP hierarchy will remain in SAS 69 for state and local government entities and federal governmental entities.  The Company does not expect SFAS 162 to have a material effect on its financial statements.

 SFAS 163

In May 2008, the FASB issued Statements of Financial Standards No. 163 (SFAS 163), “Accounting for Financial Guarantee Insurance Contracts.”  SFAS 163 provides enhanced guidance on the recognition and measurement to be used to account for premium revenue and claim liabilities and related disclosures and is limited to financial guarantee insurance (and reinsurance) contracts, issued by enterprises included within the scope of FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises”.  SFAS 163 also requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation.  SFAS 163 is effective for financial statements issued for fiscal years and interim periods beginning December 15, 2008, with early application not permitted.  The Company does not expect SFAS 163 to have an impact on its consolidated financial statements.

3.                   STOCK-BASED COMPENSATION

The fair value of option grants is determined at date of grant, using the Black-Scholes option pricing model with the assumptions listed below.  The volatility factor used in the Black-Scholes option pricing model is based on historical stock price fluctuations and the risk free interest rate is based on U.S. treasury rates appropriate for the expected term. Dividend yield and expected volatility are estimated using historical amounts that are anticipated to be consistent with current values.  Expected life of option is based on the life of the option agreements.  Based on these valuations, the Company recognized compensation expense of $96,332 and $59,545 during fiscal 2008 and 2007, respectively, related to the options that vested during such time period.  As of August 31, 2008, the total compensation cost for nonvested options not yet recognized in the Company’s statements of income was $95,081, net of estimated forfeitures which were $0 as of August 31, 2008.  That cost is expected to be recognized over an expected weighted-average period of 1.45 years. Stock-based compensation expense of $52,494 and $42,587 are expected to be recognized during fiscal 2009 and 2010, respectively.  Future option grants will impact the compensation expense recognized.

The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions and results for the grants:

	August 31, 2008	August 31, 2007
Dividend yield	2.00%	2.00%
Expected volatility	42.1%	42.9%
Expected life of option	5 years	5 years
Average risk-free interest rate	3.81%	4.68%

4.             INVENTORIES

Inventories consisted of the following:

	August 31, 2008	August 31, 2007
Production materials	$1,039,549	$183,658
Finished goods	1,685,917	1,452,415
	$2,725,466	$1,636,073

5.             PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	August 31, 2008	August 31, 2007
Land	$310,365	$310,365
Buildings and improvements	3,031,103	3,048,103
Machinery and equipment	1,608,570	1,274,707
	4,950,038	4,633,175
Less accumulated depreciation	(1,195,473)	(840,714)
	$3,754,565	$3,792,461

The Company recognized a gain on the sale of land, building and equipment that previously served as its corporate headquarters of $726,295 during fiscal 2007.  This was a one-time sale and no additional gain is anticipated to be recognized relating to the building in the future as the entire sale was received in cash and the Company does not have any continued interest in the property sold.

6.                   INDUSTRIAL PATENTS AND TRADEMARKS, NET

Industrial patents and trademarks, net consisted of the following:

	August 31, 2008	August 31, 2007
Patents and trademarks	$1,580,172	$1,412,209
Less accumulated amortization	(564,851)	(429,003)
	$1,015,321	$983,206

Patent and trademark costs are amortized over seven years once it is filed and approved.  Amortization expense was $135,848 and $146,750 for the years ended August 31, 2008 and 2007, respectively.  Amortization expense is estimated to approximate $140,000 in each of the next five fiscal years.

7.             INVESTMENTS IN CORPORATE JOINT VENTURES

Composite financial information from the audited and unaudited financial statements of the Company’s joint ventures carried on the equity basis is summarized as follows:

	August 31, 2008	August 31, 2007
Current assets	$51,847,643	$42,767,569
Total assets	58,958,102	49,312,491
Current liabilities	20,424,810	14,939,496
Noncurrent liabilities	4,756,650	4,971,199
Joint ventures’ equity	33,776,642	29,401,796
Northern Technologies International Corporation’s share of Corporate Joint Ventures’ equity	$16,016,347	$13,602,842

	August 31, 2008	August 31, 2007
Net sales	$101,279,532	$80,551,700
Gross profit	44,224,644	37,395,480
Net income	6,401,755	6,439,108
Northern Technologies International Corporation’s share of equity in income of Corporate Joint Ventures	$3,792,197	$3,201,621

The financial statements of the Company’s foreign joint ventures are prepared using accounting principles accepted in the joint ventures’ country of domicile.   Amounts related to foreign joint ventures reported in the above tables and the accompanying financial statements have been adjusted to approximate U.S. GAAP in all material respects.

During fiscal 2008, the Company invested in corporate joint ventures as follows:

During fiscal 2008, the Company invested $87,950 in a non-industrial chemical joint venture in Thailand in addition to $143,000 previously invested in December 2006. The Company has a 50% ownership interest in the Thailand joint venture entity.  The Thailand joint venture entity had no operations prior to the Company’s investment in December 2006.   The total contributions made by both owners of the Thailand joint venture were $461,900 as of May 31, 2008.

During fiscal 2008, the Company invested $30,000 in to its consumer products joint venture to be used for working capital. The Company has a 50% ownership interest in its consumer products joint venture entity.  The total contributions made by both owners of the consumer products joint venture were $60,000 as of May 31, 2008.

During fiscal 2008, the Company sold its 50% interest in its industrial chemical joint venture in Austria for $364,000.  The Company’s industrial chemical joint venture in Germany purchased the Company’s 50% joint venture interest and has consolidated the Austrian joint venture entity into its existing business.  The Company recorded a gain on the sale of $172,767, as the Company has determined its interest in the entity was non-controlling under EITF 02-05 “Definition of Common Control in relation to FASB Statement 141”.

8.                                      GOODWILL

The Company tests goodwill annually for impairment and in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired.  Goodwill at both August 31, 2008 and August 31, 2007 was $304,000.

9.                                      CORPORATE DEBT

On April 10, 2008, the Company entered into a Promissory Note Modification Agreement with National City Bank pursuant to which the Company’s demand line of credit was increased to $2,300,000 and its $1,500,000 revolving credit facility was terminated.  Advances made under the demand line of credit will be made at the sole discretion of National City Bank and will be due and payable on demand.  Outstanding amounts under the demand line of credit bear interest at an annual rate based on LIBOR plus 2.25%.  As of August 31, 2008, the interest rate was 4.72% and the weighted average rate was 7.18% for the year ended August 31, 2008.  Interest is payable in arrears on the 15th day of each month and on demand. There was $86,000 outstanding under the demand line of credit as of August 31, 2008 and an additional $600,000 was committed from the demand line of credit to cover a letter of credit.

In connection with the purchase of its new corporate headquarters, the Company entered into a term loan with a principal amount of $1,275,000 that matures on May 1, 2011, bears interest at a fixed rate of 8.01% and is payable in 59 monthly payments equal to approximately $10,776 (inclusive of principal and interest).  All of the remaining unpaid principal and accrued interest is due and payable on the maturity date.  The term loan is secured by a first lien on the Company’s Circle Pines facility pursuant to a Mortgage dated as of May 3, 2006 between Northern Technologies Holding Company LLC and National City Bank and is guaranteed by the Company.  Future minimum payments on the term loan are as follows:

Fiscal 2009	$31,556
Fiscal 2010	$34,897
Fiscal 2011	$1,145,075

10.                 STOCKHOLDERS’ EQUITY

During fiscal 2008, the Company did not purchase or retire any shares of its common stock.  The following stock options to purchase shares of common stock were exercised during fiscal 2008:

Options Exercised	Exercise Price
2,000	$5.30

During fiscal 2007, the Company did not purchase or retire any shares of its common stock.  The following stock options to purchase shares of common stock were exercised during fiscal 2007:

Options Exercised	Exercise Price
22,000	$4.56
111	$5.56
667	$5.75
2,000	$5.25
2,000	$5.30

During fiscal 2008, the Company granted stock bonuses under the Northern Technologies International Corporation 2007 Stock Incentive Plan for an aggregate of 33,595 shares of its common stock to various employees.  The fair value of the shares of the Company’s common stock as of the date of grant of the stock bonuses was $334,270, based on the closing sale price of a share of the Company’s common stock on the date of grant.

During fiscal 2007, the Company granted stock bonuses under the Northern Technologies International Corporation 2000 Stock Incentive Plan for an aggregate of 37,245 shares of its common stock to various employees.  The fair value of the shares of the Company’s common stock as of the date of grant of the stock bonuses was $298,330, based on the closing sale price of a share of the Company’s common stock on the date of grant.

11.                 TOTAL COMPREHENSIVE INCOME

The Company’s total comprehensive income was as follows:

	Years Ended
	August 31, 2008	August 31, 2007
Net income	$2,553,956	$3,223,408
Other comprehensive income – foreign currency translation adjustment	677,907	709,109
Total comprehensive income	$3,231,863	$3,932,517

12.                 NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding.  Diluted net income per share assumes the exercise of stock options using the treasury stock method, if dilutive.

No options to purchase shares of common stock were excluded from the computation of common share equivalents as of August 31, 2008 and August 31, 2007, as all stock option exercise prices were less than the average market price of a share of common stock.

13.                 STOCK-BASED COMPENSATION

In January 2007, the Company’s stockholders approved the Northern Technologies International Corporation 2007 Stock Incentive Plan (the “2007 Plan”) and the Northern Technologies International Corporation Employee Stock Purchase Plan (the “ESPP”).  The Compensation Committee of the Board of Directors administers both of the plans.

The 2007 Plan replaced the Northern Technologies International Corporation 2000 Stock Incentive Plan, which was terminated with respect to future grants, but will continue to govern grants outstanding under such plan.  The 2007 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, stock unit awards, performance awards and stock bonuses to eligible recipients to enable the Company and its subsidiaries to attract and retain qualified individuals through opportunities for equity participation in the Company, and to reward those individuals who contribute to the achievement of the Company’s economic objectives.  Up to a total of 400,000 shares of the Company’s common stock has been reserved for issuance under the 2007 Plan, subject to adjustment as provided in the 2007 Plan.  Options granted under the 2007 Plan generally have a term of five years and become exercisable over a three- or four-year period beginning on the one-year anniversary date of the grant.  Options are granted at per share exercise prices equal to the market value of the Company’s common stock on the date of grant.  To date, only stock options and stock bonuses have been granted under the 2007 Plan.

The maximum number of shares of common stock of the Company available for issuance under the ESPP is 100,000 shares, subject to adjustment as provided in the ESPP.  The ESPP provides for six-month offering periods beginning on September 1 and March 1 of each year.  The purchase price of the shares is 90% of the lower of the fair market value of common stock at the beginning or end of the offering period.  This discount may not exceed the maximum discount rate permitted for plans of this type under Section 423 of the Internal Revenue Code of 1986, as amended.  The ESPP is compensatory for financial reporting purposes.

Stock option activity during the periods indicated is as follows:

	Number of Shares (#)	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding at August 31, 2006	105,334	$5.27
Options granted	15,167	3.53
Options exercised	(26,778)	5.35
Options terminated	(7,556)	2.35

Outstanding at August 31, 2007	86,167	$5.67
Options granted	38,472	9.27
Options exercised	(2,000)	5.32
Options terminated	(3,167)	7.83

Outstanding at August 31, 2008	119,472	$7.00	$724,000

Exercisable at August 31, 2007	28,672	$5.46

Exercisable at August 31, 2008	54,343	$5.62	$404,312

Available for future grant at August 31, 2008	329,933

The following table summarizes information about stock options outstanding and exercisable at August 31, 2008:

Option Grant Date	Per Share Exercise Prices	Remaining Contractual Life (years)	Number of Options Outstanding (#)	Number of Options Exercisable (#)

9/1/2004	$5.25	1.0	4,000	4,000
11/12/2004	$6.15	1.2	3,000	3,000
9/1/2005	$5.75	2.0	10,000	6,670
11/4/2005	$5.38	2.2	56,000	37,338
9/1/2006	$8.01	3.0	10,000	3,335
9/1/2007	$9.75	4.0	10,000	0
11/16/2007	$9.95	4.2	25,140	0
5/2/2008	$7.75	4.7	1,332	0
			119,472	54,343

The weighted average fair value of options granted during fiscal 2008 and 2007 was $3.50 and $2.95, respectively.

14.                 GEOGRAPHIC AND SEGMENT INFORMATION

Net sales by geographic location as a percentage of total consolidated net sales were as follows:

	August 31, 2008	August 31, 2007
Inside the U.S.A. to unaffiliated customers	78.3%	79.2%
Outside the U.S.A. to:
Corporate Joint Ventures in which the Company is a shareholder directly and indirectly	12.3	12.8
Unaffiliated customers	9.4	8.0
	100.0%	100.0%

A customer of NTIC’s React-NTI, LLC joint venture accounted for, in the aggregate, approximately 1.9% and 28.0% of NTIC’s consolidated net sales for the fiscal years ended August 31, 2008 and 2007 respectively, and $16,879 and $144,999 of NTIC’s receivables at August 31, 2008 and 2007, respectively.

The following table sets forth NTIC’s net sales for fiscal 2008 and fiscal 2007 by segment:

	Fiscal 2008	Fiscal 2007	$ Change	% Change
ZERUST® sales	$12,005,151	$12,044,241	$(39,090)	(0.4)%
Natur-Tec™ sales	383,904	—	383,904	—
React-NTI sales	53,537	68,169	(14,632)	(21.5)%
React Inc. sales	248,160	4,716,620	(4,468,460)	(94.8)%
Total North American net sales	$12,690,752	$16,829,030	$(4,138,278)	(24.6)%

15.                 RETIREMENT PLAN

The Company has a 401(k) employee savings plan.  Employees who meet certain age and service requirements may elect to contribute up to 15% of their salaries.  The Company contributes the lesser of 50% of the participant’s contributions or 3.5% of the employee’s salary.  The Company recognized expense for the savings plan of $142,073 and $100,124, for the fiscal years ended August 31, 2008 and 2007, respectively.

16.                 RELATED PARTY TRANSACTIONS

The Company was a party to a consulting agreement with Emeritushnic Facilities Company, Inc. (referred to as “EFC”), an entity owned by the Company’s former Chairman of the Board and Chief Executive Officer, Philip M. Lynch, and certain of his family members, excluding G. Patrick Lynch, the Company’s current President and Chief Executive Officer, pursuant to which EFC performed certain consulting services for the Company, including maintaining communications and relations between the Company and its joint venture partners.  This agreement terminated by its terms within 90 days of Mr. Philip M. Lynch’s death on September 29, 2008.  In consideration for such services, the Company paid EFC a monthly fee of $25,000 and reimbursed EFC up to a maximum of $180,000 per year for documented, out-of-pocket expenses reasonably incurred by EFC in the course of conducting business on our behalf.  The Company paid EFC consulting fees totaling $300,000 in each of fiscal 2008 and fiscal 2007, and reimbursed EFC for out-of-pocket expenses reasonably incurred in the course of providing such services in an aggregate amount of $180,000 during fiscal 2008 and fiscal 2007.  The consulting agreement also contained other standard terms, including provisions regarding confidentiality, non-competition and non-solicitation.

The Company made consulting payments to Bioplastic Polymers LLC which is owned by Dr. Ramani Narayan, a director of the Company, of $25,000 on each of November 2, 2006, February 1, 2007, May 1, 2007 and August 1, 2007.  The consulting services rendered by Bioplastic Polymers LLC are related to research and developments associated with various new technologies and are contracted on an annual basis paid monthly and cancellable by the Company at any time.  During fiscal 2008, the Company made consulting payments totaling $100,000 to Bioplastic Polymers LLC and paid royalties of $1,323 based on net sales of the Company’s bioplastics products. The royalty fees were paid pursuant to an oral agreement under which the Company has agreed to pay Bioplastic Polymers LLC and Dr. Narayan in consideration of the transfer and assignment by Biopolymer Plastics LLC and Dr. Narayan of certain biodegradable polymer technology to the Company, an aggregate of three percent of the gross margin on any net sales of products incorporating the biodegradable polymer technology transferred to the Company by Bioplastic Polymers LLC and Dr. Narayan for a period of 10 years, provided that if a patent for or with respect to biodegradable polymer technology is issued before the expiration of such 10 year period, then the Company will until the expiration of such patent pay to Bioplastic Polymers LLC and Dr. Narayan an aggregate three percent of the biodegradable polymer technology gross margin attributable to such patent.

The Company made consulting payments to Dr. Sunggyu Lee, a director of the Company, of $25,000 on November 28, 2006 and February 1, 2007.  The consulting services rendered by Dr. Lee related to research and development associated with various new technologies.  In May 2007, the consulting arrangement between the Company and Dr. Lee was terminated.

The Company pays rent for its Beachwood office and lab location to a related party.  See Item 2. Properties.

17.                 INCOME TAXES

The provision for income taxes for the fiscal years ended August 31 consists of the following:

	2008	2007
Current:
Federal	$158,000	$622,800
State	(9,000)	39,200
	$149,000	$662,000

	2008	2007
Deferred:
Federal	$2,000	$(465,600)
State	19,000	(10,400)
	21,000	(476,000)
	$170,000	$186,000

Reconciliations of the expected federal income tax at the statutory rate with the provisions for income taxes for the fiscal years ended August 31 are as follows:

	2008	2007
Tax computed at statutory rates	$939,000	$1,184,000
State income tax, net of federal benefit	31,000	74,000
Tax effect on equity in income of international joint ventures	(1,142,000)	(850,000)
Tax effect on dividends received from corporate joint ventures	590,000	409,000
Foreign Tax Credit	(800,000)	(776,000)
Research and Development Credit	(100,000)	(90,000)
Valuation Allowance	475,000	250,000
Other	177,000	(15,000)
	$170,000	$186,000

The Company has not recognized a deferred tax liability relating to cumulative undistributed earnings of Corporate Joint Ventures and holding companies that are essentially permanent in duration of $5,177,000 and $4,254,000 at August 31, 2008 and 2007, respectively.  If some or all of the undistributed earnings of the Corporate Joint Ventures and holding companies are remitted to the Company in the future, income taxes, if any, after the application of foreign tax credits will be provided at that time.

At August 31, 2008 the Company had foreign tax credit carryforwards of approximately $3,102,000 which begin to expire in 2010.  The Company established a valuation allowance of $3,102,000 with respect to the foreign tax credit carryforwards.

The tax effect of the temporary differences and tax carry forwards comprising the net deferred taxes shown on the balance sheets at August 31 are as follows:

	2008	2007
Current:
Allowance for doubtful accounts	$3,600	$7,200
Inventory costs	9,400	5,300
Prepaid expenses and other	100	275,700
Accrued expenses	66,100	(18,800)
Deferred joint venture royalties	104,100	—
Accrued bonus	—	292,600
Total current	$183,300	$562,000

Noncurrent:
Excess of book over tax depreciation	$(178,500)	$(204,300)
Asset valuation reserves	408,300	491,800
Foreign tax credits, net of a valuation allowance at August 31, 2008 and 2007	—	—
Federal Net Operating Loss	138,100	138,000
Research and Development Credit	469,400	354,000
Total noncurrent	$837,300	$779,500

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

As of August 31, 2008 and September 1, 2007, the Company had $88,000 and $75,000 of unrecognized tax benefits, respectively.  The entire amount of unrecognized tax benefits would affect the effective tax rate.  It is expected that the amount of unrecognized tax benefits will not change in the next 12 months.

The following table provides a reconciliation of the beginning and ending amount of unrecognized tax benefits in fiscal 2008:

Balance at September 1, 2007	63,700
Gross Increases Related to Current Period Tax Positions	12,800
Balance at August 31, 2008	$76,500

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the Company’s income tax provision.  This policy will not change as a result of the adoption of FIN 48.  As of September 1, 2007, the Company recorded a liability of $11,300 for interest and penalties.  The liability for the payment of interest and penalties is $11,500 at August 31, 2008.

The Company operates in multiple tax jurisdictions, both within the United States and outside the United States.  With certain exceptions, the Company is no longer subject to examination for tax years prior to 2004.  The Company’s tax filings for the years August 31, 2004 and August 31, 2005 were examined by the Internal Revenue Service.  The examination has been concluded with the exception of the payroll tax issue discussed within note 18 entitled “Commitments and Contingencies.”

18.                                                  COMMITMENTS AND CONTINGENCIES

On July 25, 2008, the Company’s Board of Directors, upon recommendation of the Compensation Committee, approved the material terms of an annual bonus plan for the Company’s executive officers and certain employees for the fiscal year ending August 31, 2009, the purpose of which is to align the interests of the Company, its executive officers and stockholders by providing an incentive for the achievement of key corporate and individual performance measures that are critical to the success of the Company and linking a significant portion of each executive officer’s annual compensation to the achievement of such measures. The following is a brief summary of the material terms approved by the Board:

•                  The total amount available under the bonus plan will be up to 25% of NTIC’s earnings before interest, taxes and other income (EBITOI);

•                  The total amount available under the cash bonus plan will be $0 if EBITOI, as adjusted to take into account amounts to be paid under the bonus plan, fall below 70% of target EBITOI; and

•                  The payment of bonuses under the plan will be purely discretionary and will be paid to executive officer participants in both cash and stock, the exact amount and percentages of which will be determined by NTIC’s Board of Directors, upon recommendation of the Compensation Committee.

In April 2007, REACT-NTI, LLC (“React LLC”), a company that is 75% owned by the Company, was served with a summons and complaint that was filed by Shamrock Technologies, Inc. (“Shamrock”) in state court in New York.  This case has been removed to the Federal District Court for the Southern District of New York.  The lawsuit seeks payment from React LLC of commissions in the approximate amount of $314,500 owed by React LLC under a license agreement between React LLC and Shamrock.  The complaint alleges breach of the license agreement by React LLC and seeks damages in an unspecified amount for such breach as well as damages of approximately $300,000 for the alleged failure of React LLC to purchase from Shamrock certain inventory manufactured for sale to a customer.  Shamrock further claims lost profits with respect to sales made by Shamrock that were manufactured by parties other than React LLC.  React LLC acknowledges that React LLC has not made payment for product in the approximate amount of $300,000 to Shamrock as the invoice for this was only received after Shamrock had already filed its complaint, but denies all of the claims of breach of the license agreement by it and believes that damages caused by Shamrock’s breach of the license agreement and tortious conduct exceed any amounts owing to Shamrock.  React LLC formally responded to the complaint after removal by moving to dismiss or stay because of Shamrock’s failure to comply with alternative dispute resolution procedures contained in the license agreement.  By court order, the matter was stayed so that the parties could attempt mediation.  The parties mediated for one day and were unsuccessful in resolving the matter.  Negotiations following the mediation have also been unproductive, and it appears that the stay will be lifted.  Accordingly, React LLC will both defend against Shamrock’s allegations and pursue counterclaims against Shamrock for breach of the license agreement and for tortious interference.  The parties are presently proceeding with discovery.  Because this matter is in the early stage, the Company cannot estimate the possible loss or range of loss, if any, associated with its resolution.  However, there can be no assurance that the ultimate resolution of the matter will not result in a material adverse effect on the Company’s business, financial condition or results of operations.

The Company was involved in a legal action in Finland whereby the Company sued a Finnish company for trademark infringement.  Upon initiation of legal action, the courts seized the inventory of the Finnish company as contraband. The Company won the initial case, but subsequently lost on appeal.  On November 19, 2008, the Company entered into an agreement to settle the lawsuit.  Under the terms of the settlement agreement, the Company agreed to seek an amendment to its trademark YELLOW and to pay the defendant a one-time payment of 320,000 Euro.  The defendant agreed, among other things, not to challenge the amendment or the validity of the Company’s trademark and not to infringe upon the trademark, once amended. Each party released each other of all claims in connection with the matter.  As a result of the settlement, the Company recorded a $400,000 litigation settlement accrual in its consolidated financial statements for the fiscal year ended August 31, 2008.

On June 11, 2008, the Company entered into an agreement to settle a lawsuit brought by Evelyna Cantwell and Jack Cantwell, individually, and also doing business as the principals of Byrd-Walsh International, LLC, against the Company and its former Chairman of the Board and Chief Executive Officer, Philip M. Lynch.  The lawsuit sought unspecified injunctive relief as well as compensatory and punitive damages in an unspecified amount which, based on the allegations of the complaint, may have been claimed by plaintiffs to be in an amount in excess of $45 million.  Under the terms of the settlement agreement, the plaintiffs agreed to dismiss their claims with prejudice and to release the Company and Mr. Philip M. Lynch from any and all claims, in exchange for a cash payment from the Company of $41,340.  This payment was made during the year ended August 31, 2008.

The Company is involved in various other legal actions arising in the normal course of business.  Management is of the opinion that any judgment or settlement resulting from these pending or threatened actions would not have a material adverse effect on the Company’s business, financial condition or results of operations.

In June 2007, the U.S. Internal Revenue Service concluded its audit of the Company’s U.S. federal income tax returns for fiscal 2004 and 2005.  As a result of such audit, the Company paid the IRS approximately $25,000 in additional payroll taxes.  The Company also agreed in principle with the IRS to adjustments that will result in the additional payment of approximately $60,000 in income tax and interest.  As a result of the audit, the IRS has also taken the position that the Company failed to withhold and has assessed against the Company approximately $505,000 of payroll taxes and individual income taxes on travel and other expense reimbursements made to Philip M. Lynch, the Company’s former Chairman of the Board and Chief Executive Officer, and commissions payments made to Inter Alia Holding Co. under that certain former Manufacturer’s Representative Agreement dated as of October 1, 1976 and as subsequently amended thereafter between the Company and Inter Alia, which agreement has since been terminated.  Inter Alia beneficially owns approximately 24.3% of the Company’s outstanding common stock.   G. Patrick Lynch, the Company’s current President and Chief Executive Officer, and three other members of the Lynch family, are shareholders of Inter Alia.   G. Patrick Lynch is also the son of the late Philip M. Lynch.  The Company disagrees with the IRS’ position on withholding and is in the process of appealing the matter.  Because the Company believes that it has valid legal grounds for appeal, it has determined that a loss is not probable at this time as defined by SFAS 5, “Accounting for Contingencies.” However, there can be no assurance that the ultimate resolution of the matter will not result in a material adverse effect on the Company’s business, financial condition or results of operations.

19.                                                  STATEMENTS OF CASH FLOWS

Supplemental disclosures of cash flow information for the fiscal years ended August 31, 2008 and 2007 consist of:

	2008	2007
Cash received during the year for income taxes	$471,000	$119,229
Cash paid during the year for interest	123,874	164,372
Common stock issued in lieu of accrued payroll (33,595 and 37,245 shares, respectively)	334,270	298,330
Increase in the Company’s investment in Corporate Joint Ventures and accumulated other comprehensive income due to changes in exchange rates	677,907	709,109

20.                                                  QUARTERLY INFORMATION (UNAUDITED)

	Quarter Ended
	November 30	February 29	May 31	August 31
Fiscal year 2008:
Net sales	$3,485,585	$2,762,856	$3,269,721	$3,172,590
Gross profit	1,391,894	1,152,902	1,209,866	1,297,400
Income before income taxes	736,196	848,690	936,148	202,922
Income taxes	78,000	189,000	148,000	(245,000)
Net income	658,196	659,690	788,148	447,922

Net income per share:
Basic	$0.18	$0.18	$0.21	$0.12
Diluted	$0.18	$0.18	$0.21	$0.11

	Quarter Ended
	November 30	February 29	May 31	August 31
Weighted average common shares assumed outstanding:
Basic	3,692,153	3,720,522	3,723,166	3,729,456
Diluted	3,734,102	3,753,747	3,758,646	3,789,007

	Quarter Ended
	November 30	February 28	May 31	August 31
Fiscal year 2007:
Net sales	$4,617,374	$3,884,895	$4,407,798	$3,918,963
Gross profit	1,672,319	1,425,831	1,531,786	1,399,914
Income before income taxes	1,122,224	596,203	718,800	972,181
Income taxes	132,000	148,000	91,000	(185,000)
Net income	990,224	448,203	627,800	1,157,181

Net income per share:
Basic	$0.27	$0.12	$0.17	$0.32
Diluted	$0.27	$0.12	$0.17	$0.31

Weighted average common shares assumed outstanding:
Basic	3,624,314	3,664,248	3,679,016	3,679,412
Diluted	3,665,677	3,690,260	3,708,626	3,713,366

Item 9.                          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A(T).  CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control over Financial Reporting

NTIC’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of NTIC’s Chief Executive Officer and Chief Financial Officer, NTIC’s management conducted an evaluation of the effectiveness of NTIC’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, NTIC’s management concluded that NTIC’s internal control over financial reporting was effective as of August 31, 2008.

This report does not include an attestation report of NTIC’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by NTIC’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit NTIC to provide only management’s report in this report.

Changes in Internal Control over Financial Reporting

There was no change in NTIC’s internal control over financial reporting that occurred during the quarter ended August 31, 2008 that has materially affected, or is reasonably likely to materially affect NTIC’s internal control over financial reporting.

Item 9B.                     OTHER INFORMATION

On July 25, 2008, NTIC’s Board of Directors, upon recommendation of the Compensation Committee, approved the material terms of an annual bonus plan for NTIC’s executive officers and certain employees for the fiscal year ending August 31, 2009, the purpose of which is to align the interests of NTIC, its executive officers and stockholders by providing an incentive for the achievement of key corporate and individual performance measures that are critical to the success of NTIC and linking a significant portion of each executive officer’s annual compensation to the achievement of such measures. The following is a brief summary of the material terms approved by the Board:

•                  The total amount available under the bonus plan will be up to 25% of NTIC’s earnings before interest, taxes and other income (EBITOI);

•                  The total amount available under the cash bonus plan will be $0 if EBITOI, as adjusted to take into account amounts to be paid under the bonus plan, fall below 70% of target EBITOI; and

•                  The payment of bonuses under the plan will be purely discretionary and will be paid to executive officer participants in both cash and stock, the exact amount and percentages of which will be determined by NTIC’s Board of Directors, upon recommendation of the Compensation Committee.

PART III

Item 10.                       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The information in the “Proposal One – Election of Directors” section of NTIC’s definitive proxy statement to be filed with the Securities and Exchange Commission with respect to NTIC’s next annual meeting of stockholders, which involves the election of directors, is incorporated in this annual report on Form 10-K by reference.

Executive Officers

Information concerning NTIC’s executive officers and officers is included in this annual report on Form 10-K under Item 4A of Part I under the heading “Executive Officers of the Registrant.”

Section 16(a) Beneficial Ownership Reporting Compliance

The information in the “Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance” section of NTIC’s definitive proxy statement to be filed with the Securities and Exchange Commission with respect to NTIC’s next annual meeting of stockholders, which involves the election of directors, is incorporated in this annual report on Form 10-K by reference.

Changes to Nomination Procedures

During the fourth quarter of fiscal 2008, NTIC made no material changes to the procedures by which stockholders may recommend nominees to NTIC’s Board of Directors, as described in NTIC’s most recent proxy statement.  Subsequent to the end of fiscal 2008, however, NTIC’s Board of Directors adopted amendments to NTIC’s Bylaws to change the notice period and expand the information required to be provided by a stockholder who submits a nomination for election to NTIC’s Board of Directors or other proposal for business to be brought before a meeting of NTIC’s stockholders.  The amendments change the standard advance notice period for stockholder nominations of directors or other proposals (other than those properly made pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended, and included in NTIC’s notice of meeting) to not less than 90 days and not more than 120 days prior to the first anniversary of the preceding year’s annual meeting of stockholders, as compared to the prior advance notice period of not less than 90 days and not more than 120 days prior to the annual meeting of stockholders.  In addition, the amendments require a stockholder who submits a director nomination or other proposal to disclose, among other things, information about the proposed nominee and his or her relationships with the stockholder submitting the nomination, information about any agreements, arrangements or understandings the stockholder may have with the proposed nominee or other parties relating to the nomination or other proposal, and information about the interests that the stockholder has related to NTIC and its shares, including as a result of, among other things, derivative securities, voting arrangements, short positions or other interests.  A stockholder who submits a nomination or proposal is required to update the information previously disclosed as of the record date for the meeting of stockholders.

Code of Ethics

NTIC has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, as well as other employees and NTIC’s directors and meets the requirements of the SEC and the NASDAQ Global Market.  A copy of NTIC’s Code of Ethics is filed as an exhibit to this report.  NTIC intends to satisfy the disclosure requirements of Item 5.05 of Form 8-K regarding amendments to or waivers from any provision of its code of ethics by posting such information on its corporate website at www.ntic.com.

Audit Committee Matters

The information in the “Corporate Governance—Audit Committee” section of NTIC’s definitive proxy statement to be filed with the Securities and Exchange Commission with respect to NTIC’s next annual meeting of stockholders, which involves the election of directors, is incorporated in this annual report on Form 10-K by reference.

Item 11.                   EXECUTIVE COMPENSATION

The information in the “Director Compensation” and “Executive Compensation” sections of NTIC’s definitive proxy statement to be filed with the Securities and Exchange Commission with respect to NTIC’s next annual meeting of stockholders, which involves the election of directors, is incorporated in this annual report on Form 10-K by reference.

Item 12.                    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Stock Ownership

The information in the “Security Ownership of Principal Stockholders and Management” section of NTIC’s definitive proxy statement to be filed with the Securities and Exchange Commission with respect to NTIC’s next annual meeting of stockholders, which involves the election of directors, is incorporated in this annual report on Form 10-K by reference.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes outstanding options under NTIC’s equity compensation plans as of August 31, 2008.  NTIC’s equity compensation plans as of August 31, 2008 were the Northern Technologies International Corporation 2007 Stock Incentive Plan, the Northern Technologies International Corporation 2000 Stock Incentive Plan and the Northern Technologies International Corporation Employee Stock Purchase Plan.  No future options or other incentive awards will be granted under the Northern Technologies International Corporation 2000 Stock Incentive Plan.

Except for automatic annual grants of options to purchase 4,000 shares of NTIC common stock to NTIC’s directors in consideration for their services as directors of NTIC and an automatic annual grant of an option to purchase 2,000 shares of NTIC common stock to NTIC’s Chairman of the Board in consideration for his services as Chairman on the first day of each fiscal year, options granted in the future under the Northern Technologies International Corporation 2007 Stock Incentive Plan are within the discretion of the Board of Directors and the Compensation Committee of the Board of Directors and therefore cannot be ascertained at this time.

	(a)		(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:	119,472	(1)(2)	$6.85	419,090	(3)
Equity compensation plans not approved by security holders	—		—	—
Total	119,472	(1)(2)	$6.85

(1)

Amount includes shares of NTIC common stock issuable upon the exercise of stock options outstanding as of August 31, 2008 under the Northern Technologies International Corporation 2007 Stock Incentive Plan and the Northern Technologies International Corporation 2000 Stock Incentive Plan.

(2)

Excludes employee stock purchase rights accruing under the Northern Technologies International Corporation Employee Stock Purchase Plan. Under such plan, each eligible employee may purchase up to 2,000 shares of NTIC common stock at semi-annual intervals on February 28th or 29th (as the case may be) and August 31st each year at a purchase price per share equal to 90% of the lower of (i) the closing sales price per share of NTIC common stock on the first day of the offering period or (ii) the closing sales price per share of NTIC common stock on the last day of the offering period.

(3)

Amount includes 329,933 shares remaining available at August 31, 2008 for future issuance under Northern Technologies International Corporation 2007 Stock Incentive Plan and 89,157 shares remaining available at August 31, 2008 for future issuance under the Northern Technologies International Corporation Employee Stock Purchase Plan.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in the “Related Party Relationships and Transactions” and “Corporate Governance—Director Independence” sections of NTIC’s definitive proxy statement to be filed with the Securities and Exchange Commission with respect to NTIC’s next annual meeting of stockholders, which involves the election of directors, is incorporated in this annual report on Form 10-K by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information in the “Proposal Four—Ratification of Selection of Independent Registered Public Accounting Firm—Audit, Audit-Related, Tax and Other Fees” and “Proposal Four—Ratification of Selection of Independent Registered Public Accounting Firm—Audit Committee Pre-Approval Policies and Procedures” sections of NTIC’s definitive proxy statement to be filed with the Securities and Exchange Commission with respect to NTIC’s next annual meeting of stockholders, which involves the election of directors, is incorporated in this annual report on Form 10-K by reference.

Item 15.                       EXHIBITS

(a)                                  Exhibits

Reference is made to the Exhibit Index hereinafter contained, at page 69 of this report.

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

The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 13(a):

A.                                   Northern Technologies International Corporation 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to NTIC’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 2000).

B.                                     Form of Incentive Stock Option Agreement for Northern Technologies International Corporation 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to NTIC’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 2000).

C.                                     Form of Non-Qualified Stock Option Agreement for Northern Technologies International Corporation 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to NTIC’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 2000).

D.                                    Northern Technologies International Corporation 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to NTIC’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 2006).

E.                                      Form of Incentive Stock Option Agreement for Northern Technologies International Corporation 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 to NTIC’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 2006).

F.                                      Form of Non-Qualified Stock Option Agreement for Northern Technologies International Corporation 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.9 to NTIC’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 2006).

G.                                     Form of Restricted Stock Agreement for Northern Technologies International Corporation 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to NTIC’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 2006).

H.                                    Northern Technologies International Corporation Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.11 to NTIC’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 2006).

I.                                         Form of Indemnification Agreement between Northern Technologies International Corporation and its Directors and Officers (incorporated by reference to Exhibit 10.1 to NTIC’s Current Report on Form 8-K as filed with the SEC on November 24, 2008).

J.                                        Description of Non-Employee Director Compensation Arrangements (filed herewith).

K.                                    Description of Executive Officer Compensation Arrangements (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

November 25, 2008	By:
G. Patrick Lynch
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on the dates and in the capacities indicated.

Name	Title	Date
/s/ G. Patrick Lynch	President and Chief Executive Officer and	November 25, 2008
G. Patrick Lynch	Director
(principal executive officer)

/s/ Matthew C. Wolsfeld, CPA	Chief Financial Officer and Corporate	November 25, 2008
Matthew C. Wolsfeld, CPA	Secretary
(principal financial and accounting officer)

/s/ Pierre Chenu	Chairman of the Board	November 21, 2008
Pierre Chenu

/s/ Dr. Tilman Bernhard Frank	Director	November 21, 2008
Dr. Tilman Bernhard Frank

/s/ Soo Keong Koh	Director	November 21, 2008
Soo Keong Koh

/s/ Donald A. Kubik, Ph.D.	Vice Chairman of the Board and Chief	November 21, 2008
Donald A. Kubik, Ph.D.	Technology Officer

/s/ Dr. Sunggyu Lee	Director	November 21, 2008
Dr. Sunggyu Lee

/s/Mark Mayers	Director	November 21, 2008
Mark Mayers

/s/ Dr. Ramani Narayan	Director	November 21, 2008
Dr. Ramani Narayan

/s/ Mark J. Stone	Director	November 21, 2008
Mark J. Stone

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED AUGUST 31, 2008

Item No.	Item	Method of Filing
3.1	Restated Certificate of Incorporation of Northern Technologies International Corporation	Incorporated by reference to Exhibit 3.1 to NTIC’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 2006 (File No. 001-11038)

3.2	Amended and Restated Bylaws of Northern Technologies International Corporation	Incorporated by reference to Exhibit 3.1 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 24, 2008 (File No. 001-11038).

10.1	Northern Technologies International Corporation 2000 Stock Incentive Plan	Incorporated by reference to Exhibit 10.4 to NTIC’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 2000 (File No. 001-11038)

10.2	Form of Incentive Stock Option Agreement for Northern Technologies International Corporation 2000 Stock Incentive Plan	Incorporated by reference to Exhibit 10.5 to NTIC’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 2000 (File No. 001-11038)

10.3	Form of Non-Qualified Stock Option Agreement for Northern Technologies International Corporation 2000 Stock Incentive Plan	Incorporated by reference to Exhibit 10.6 to NTIC’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 2000 (File No. 001-11038)

10.4	Northern Technologies International Corporation 2007 Stock Incentive Plan	Incorporated by reference to Exhibit 10.7 to NTIC’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 2006 (File No. 001-11038)

10.5	Form of Incentive Stock Option Agreement for Northern Technologies International Corporation 2007 Stock Incentive Plan	Incorporated by reference to Exhibit 10.8 to NTIC’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 2006 (File No. 001-11038)

10.6	Form of Non-Statutory Stock Option Agreement for Northern Technologies International Corporation 2007 Stock Incentive Plan	Incorporated by reference to Exhibit 10.9 to NTIC’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 2006 (File No. 001-11038)

10.7	Form of Restricted Stock Agreement for Northern Technologies International Corporation 2007 Stock Incentive Plan	Incorporated by reference to Exhibit 10.10 to NTIC’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 2006 (File No. 001-11038)

10.8	Northern Technologies International	Incorporated by reference to Exhibit

Item No.	Item	Method of Filing
	Corporation Employee Stock Purchase Plan	10.11 to NTIC’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 2006 (File No. 001-11038)

10.9	Consulting Agreement dated as of May 1, 2006 between Northern Technologies International Corporation and Emeritushnic Facilities Company, Inc.	Incorporated by reference to Exhibit 10.1 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 22, 2006 (File No. 001-11038)

10.10	Form of Indemnification Agreement between Northern Technologies International Corporation and its Directors and Officers	Incorporated by reference to Exhibit 10.1 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 24, 2008 (File No. 001-11038).

10.11	Description of Non-Employee Director Compensation Arrangements	Filed herewith

10.12	Description of Executive Officer Compensation Arrangements	Filed herewith

10.13	Commercial Note: Revolving Credit dated August 6, 2004 by Northern Technologies International Corporation payable to National City Bank	Incorporated by reference to Exhibit 10.1 to NTIC’s Quarterly Report on Form 10-QSB for the fiscal quarter ended May 31, 2005 (File No. 001-11038)

10.14	Commercial Note Addendum dated August 6, 2004 between Northern Technologies International Corporation and National City Bank	Incorporated by reference to Exhibit 10.2 to NTIC’s Quarterly Report on Form 10-QSB for the fiscal quarter ended May 31, 2005 (File No. 001-11038)

10.15	Security Agreement dated August 6, 2004 between Northern Technologies International Corporation and National City Bank	Incorporated by reference to Exhibit 10.3 to NTIC’s Quarterly Report on Form 10-QSB for the fiscal quarter ended May 31, 2005 (File No. 001-11038)

10.16	Modification and Extension of Promissory Note dated March 2, 2005 between Northern Technologies International Corporation and National City Bank	Incorporated by reference to Exhibit 10.4 to NTIC’s Quarterly Report on Form 10-QSB for the fiscal quarter ended May 31, 2005 (File No. 001-11038)

10.17	Promissory Note Modification Agreement dated January 30, 2006 between Northern Technologies International Corporation and National City Bank	Incorporated by reference to Exhibit 10.18 to NTIC’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 2006 (File No. 001-11038)

Item No.	Item	Method of Filing
10.18	Promissory Note Modification Agreement dated August 24, 2006 between Northern Technologies International Corporation and National City Bank	Incorporated by reference to Exhibit 10.19 to NTIC’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 2006 (File No. 001-11038)

10.19	Commercial Note dated as of May 3, 2006 issued by Northern Technologies Holding Company, LLC to National City Bank	Incorporated by reference to Exhibit 10.6 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 9, 2006 (File No. 001-11038)

10.20	Mortgage dated as of May 3, 2006 between Northern Technologies Holding Company, LLC and National City Bank	Incorporated by reference to Exhibit 10.7 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 9, 2006 (File No. 001-11038)

10.21	Commercial Guaranty dated as of May 3, 2006 issued by Northern Technologies International Corporation, as Guarantor	Incorporated by reference to Exhibit 10.8 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 9, 2006 (File No. 001-11038)

10.22	Promissory Note Modification Agreement dated January 31, 2008 between Northern Technologies International Corporation and National City Bank	Incorporated by reference to Exhibit 10.1 to NTIC’s Quarterly Report on Form 10-QSB for the quarter ended February 29, 2008 (File No. 001-11038)

10.23	Promissory Note Modification Agreement dated January 31, 2008 between Northern Technologies International Corporation and National City Bank	Incorporated by reference to Exhibit 10.2 to NTIC’s Quarterly Report on Form 10-QSB for the quarter ended February 29, 2008 (File No. 001-11038)

10.24	Promissory Note Modification Agreement dated April 10, 2008 between Northern Technologies International Corporation and National City Bank	Incorporated by reference to Exhibit 10.3 to NTIC’s Quarterly Report on Form 10-QSB for the quarter ended February 29, 2008 (File No. 001-11038)

10.25	Promissory Note Modification Agreement dated April 10, 2008 between Northern Technologies International Corporation and National City Bank	Incorporated by reference to Exhibit 10.1 to NTIC’s Quarterly Report on Form 10-QSB for the quarter ended May 31, 2008 (File No. 001-11038)

14.1	Code of Ethics	Incorporated by reference to Exhibit 14.1 to NTIC’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 2004 (File No. 001-11038)

Item No.	Item	Method of Filing
21.1	Subsidiaries of the Registrant	Filed herewith

23.1	Consent of Virchow, Krause & Company, LLP	Filed herewith

31.1	Certification of President and Chief Executive Officer Pursuant to SEC Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of President and Chief Executive Officer Pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of Chief Financial Officer Pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith