Form 10-Q
period 2008-11-30
NORTHERN TECHNOLOGIES INTERNATIONAL CORP
filed 2009-01-14
CIK 875582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to                       .

Commission File Number:  001-11038

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	41-0857886 (IRS Employer Identification No.)

4201 Woodland Rd
Circle Pines, Minnesota 55014
(Address of principal executive offices)

(763) 225-6600
(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒  NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES  ☐  NO  ☒

As of January 14, 2009, 3,750,970 shares of common stock of the registrant were outstanding.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

FORM 10-Q

November 30, 2008

This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by those sections. For more information, see “Part I. Financial Information — Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation— Forward-Looking Statements.”

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

PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS AS OF NOVEMBER 30, 2008 (UNAUDITED) AND AUGUST 31, 2008

	November 30, 2008	August 31, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$456,505	$260,460
Receivables:
Trade excluding corporate joint ventures, less allowance for doubtful accounts of $10,000 at November 30, 2008 and August 31, 2008	1,987,691	1,962,222
Trade corporate joint ventures	918,010	530,609
Technical and other services, corporate joint ventures	2,161,149	3,065,738
Income taxes	133,405	28,961
Inventories	2,429,244	2,725,466
Prepaid expenses	365,175	179,766
Deferred income taxes	183,300	183,300
Total current assets	8,634,479	8,936,522

PROPERTY AND EQUIPMENT, net	3,737,362	3,754,565

OTHER ASSETS:
Investments in corporate joint ventures:
Industrial chemical	12,743,214	15,676,876
Industrial non-chemical	296,630	339,471
Deferred income taxes	837,300	837,300
Notes receivable	140,000	140,000
Industrial patents and trademarks, net	997,355	1,015,321
Goodwill	304,000	304,000
Other	320,886	325,557
	15,639,385	18,638,525
	$28,011,226	$31,329,612

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank overdrafts	$—	$1,039,757
Borrowings made on line of credit	—	86,000
Current portion of note payable	33,015	31,556
Accounts payable	1,263,602	1,251,522
Accrued liabilities:
Payroll and related benefits	266,731	1,102,992
Deferred joint venture royalties	288,000	288,000
Other	157,188	195,324
Total current liabilities	2,008,536	3,995,151

NOTE PAYABLE, NET OF CURRENT PORTION	1,171,472	1,179,972
MINORITY INTEREST	(5,762)	3,398

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value; authorized 10,000 shares; none issued and outstanding	—	—
Common stock, $0.02 par value per share; authorized 10,000,000 shares; issued and outstanding 3,750,970 and 3,729,457, respectively	74,986	74,556
Additional paid-in capital	5,522,948	5,271,417
Retained earnings	18,685,824	18,672,938
Accumulated other comprehensive income	553,222	2,132,180
Total stockholders’ equity	24,836,980	26,151,091
	$28,011,226	$31,329,612

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES  CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

THREE MONTHS ENDED NOVEMBER 30, 2008 AND 2007

	November 30, 2008	November 30, 2007
NORTH AMERICAN OPERATIONS:
Net sales	$3,270,944	$3,485,585
Cost of sales	2,292,967	2,093,691
Gross profit	977,977	1,391,894

Operating expenses:
Selling	770,570	859,644
General and administrative	941,438	948,297
Lab and technical support	6,067	57,128
	1,718,075	1,865,069

NORTH AMERICAN OPERATING LOSS	(740,098)	(473,175)

CORPORATE JOINT VENTURES AND HOLDING COMPANIES:
Equity in income of industrial chemical corporate joint ventures and holding companies	655,532	1,073,034
Equity in income (loss) of industrial non-chemical corporate joint ventures and holding companies	3,234	(18,352)
Fees for technical support and other services provided to corporate joint ventures	1,320,719	1,393,795
Expenses incurred in support of corporate joint ventures	(1,178,034)	(1,239,175)

INCOME FROM ALL CORPORATE JOINT VENTURES AND HOLDING COMPANIES	801,451	1,209,302

INTEREST INCOME	445	495
INTEREST EXPENSE	(31,898)	(31,523)
OTHER INCOME	6,826	7,930
GAIN ON SALE OF ASSETS	—	1,529
MINORITY INTEREST	9,160	21,638

INCOME BEFORE INCOME TAX EXPENSE	45,886	736,196

INCOME TAX EXPENSE	33,000	78,000

NET INCOME	$12,886	$658,196

NET INCOME PER COMMON SHARE:
Basic	$0.00	$0.18
Diluted	$0.00	$0.18

WEIGHTED AVERAGE COMMON SHARES ASSUMED OUTSTANDING:
Basic	3,735,433	3,692,153
Diluted	3,770,572	3,734,102

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

THREE MONTHS ENDED NOVEMBER 30, 2008 AND 2007

	November 30, 2008	November 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,886	$658,196
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Expensing of fair value of stock options vested	25,000	24,680
Depreciation expense	97,818	77,309
Amortization expense	38,633	35,384
Gain on sale of assets	—	(1,529)
Minority interest	(9,160)	(21,637)
Equity in (income) loss from corporate joint ventures:
Industrial chemical	(655,532)	(1,073,034)
Industrial non-chemical	(3,234)	18,352
Deferred joint venture royalties	—	24,000
Change in current assets and liabilities:
Receivables:
Trade excluding corporate joint ventures	(25,469)	(218,870)
Trade corporate joint ventures	(387,401)	114,767
Technical and other services receivables, corporate joint ventures	904,589	(236,096)
Income taxes	(104,444)	15,990
Inventories	296,222	48,713
Prepaid expenses and other	(185,409)	(199,017)
Accounts payable	12,080	(77,199)
Accrued liabilities	(647,437)	(95,877)
Net cash used in operating activities	(630,858)	(905,868)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in corporate joint ventures:
Industrial chemical	—	(87,950)
Proceeds from the sale of assets	—	2,200
Dividends received from corporate joint ventures	2,056,311	336,285
Issuance of note receivable	—	(140,000)
Additions to property and equipment	(80,615)	(70,219)
Decrease in other assets	—	(9,697)
Additions to industrial patents	(15,996)	(51,038)
Net cash provided by (used in) investing activities	1,959,700	(20,419)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	(1,039,757)	94,637
Repayment of note payable	(7,041)	(6,969)
Net (repayments) borrowings made on line of credit	(86,000)	693,000
Proceeds from employee stock purchase plan	—	26,750
Net cash (used in) provided by financing activities	(1,132,798)	807,418

NET DECREASE IN CASH AND CASH EQUIVALENTS	196,045	(118,869)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	260,460	244,499

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$456,505	$125,630

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.             INTERIM FINANCIAL INFORMATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all necessary adjustments, which are of a normal recurring nature, and present fairly the consolidated financial position of Northern Technologies International Corporation and its subsidiaries (the “Company”) as of November 30, 2008 and the results of their operations for the three months ended November 30, 2008 and November 30, 2007 and their cash flows for the three months ended November 30, 2008 and November 30, 2007, in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).

These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s annual report on Form 10-K for the fiscal year ended August 31, 2008 and with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section appearing in this report.  Operating results for the three months ended November 30, 2008 are not necessarily indicative of the results that may be expected for the full fiscal year ending August 31, 2009.

2.             INVENTORIES

Inventories consisted of the following:

	November 30, 2008	August 31, 2008
Production materials	$967,226	$1,039,549
Finished goods	1,462,018	1,685,917
	$2,429,244	$2,725,466

3.             PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	November 30, 2008	August 31, 2008
Land	$310,365	$310,365
Buildings and improvements	3,081,903	3,031,103
Machinery and equipment	1,638,385	1,608,570
	5,030,653	4,950,038
Less accumulated depreciation	(1,293,291)	(1,195,473)
	$3,737,362	$3,754,565

4.             INDUSTRIAL PATENTS AND TRADEMARKS, NET

Industrial patents and trademarks consisted of the following:

	November 30, 2008	August 31, 2008
Patents and trademarks	$1,596,168	$1,580,172
Less accumulated amortization	(598,813)	(564,851)
	$997,355	$1,015,321

Patent and trademark costs are amortized over seven years once a patent or trademark is filed and approved.  Amortization expense related to patents and trademarks was $33,962 and $31,004 for the three months ended

November 30, 2008 and 2007, respectively.  Amortization expense is estimated to approximate $136,000 in each of the next five fiscal years.

5.             INVESTMENTS IN CORPORATE JOINT VENTURES

Composite financial information from the audited and unaudited financial statements of the Company’s joint ventures carried on the equity basis is summarized as follows:

	November 30, 2008	August 31, 2008
Current assets	$43,501,183	$51,847,643
Total assets	50,312,225	58,958,102
Current liabilities	17,841,369	20,424,810
Noncurrent liabilities	4,531,337	4,756,650
Joint ventures’ equity	27,939,519	33,776,642
Northern Technologies International Corporation’s share of Corporate Joint Ventures’ equity	$13,039,844	$16,016,347

	November 30, 2008	November 30, 2007
Net sales	$21,109,585	$23,944,115
Gross profit	9,466,704	11,009,748
Net income	1,102,716	1,697,769
Northern Technologies International Corporation’s share of equity in income of Corporate Joint Ventures	$658,766	$1,054,682

The financial statements of the Company’s foreign joint ventures are prepared using accounting principles accepted in the joint ventures’ countries of domicile.  Amounts related to foreign joint ventures reported in the above tables and the accompanying financial statements have been adjusted to approximate US GAAP in all material respects.

During the three months ended November 30, 2007, the Company invested $87,950 in a non-industrial chemical joint venture in Thailand in addition to $143,000 previously invested in December 2006.  The Company has a 50% ownership interest in the joint venture entity.  The joint venture entity had no operations prior to the Company’s investment in December 2006.  The total capitalization by both owners of the joint venture was $461,900 as of November 30, 2007. No additional contributions have been made to the joint venture as of November 30, 2008.

6.             STOCKHOLDERS’ EQUITY

During the three months ended November 30, 2008, the Company did not purchase or retire any shares of its common stock and no stock options to purchase shares of the Company’s common stock were exercised.  The Company granted stock bonuses under the Northern Technologies International Corporation 2007 Stock Incentive Plan for an aggregate of 21,513 shares of its common stock to various employees during the three months ended November 30, 2008.  The fair value of the shares of the Company’s common stock as of the date of grant of the stock bonuses was $226,961, based on the closing sale price of a share of the Company’s common stock on that date.

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

7.             TOTAL COMPREHENSIVE INCOME

The Company’s total comprehensive income was as follows:

	Three Months Ended
	November 30, 2008	November 30, 2007
Net income	$12,886	$658,196
Other comprehensive income: foreign currency translation adjustment	(1,578,958)	881,785
Total comprehensive income (loss)	$(1,566,072)	$1,539,981

8.             NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding.  Diluted net income per share assumes the exercise of stock options using the treasury stock method, if dilutive.

Options to purchase shares of common stock of 65,140 and 0 were excluded from the computation of common share equivalents as of November 30, 2008 and November 30, 2007, as stock option exercise prices were greater than market price of a share of common stock.

9.             STOCK-BASED COMPENSATION

The Northern Technologies International Corporation 2007 Stock Incentive Plan (the “2007 Plan”) provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, stock unit awards, performance awards and stock bonuses to eligible recipients to enable the Company and its subsidiaries to attract and retain qualified individuals through opportunities for equity participation in the Company, and to reward those individuals who contribute to the achievement of the Company’s economic objectives.  Up to a total of 400,000 shares of the Company’s common stock has been reserved for issuance under the 2007 Plan, subject to adjustment as provided in the 2007 Plan.  Options granted under the 2007 Plan generally have a term of five years and become exercisable over a three- or four-year period beginning on the one-year anniversary date of the grant.  Options are granted at per share exercise prices equal to the market value of the Company’s common stock on the date of grant.  To date, only stock options and stock bonuses have been granted under the 2007 Plan.

The Northern Technologies International Corporation Employee Stock Purchase Plan (the “ESPP”) allows eligible employees of the Company to acquire shares of the Company’s common stock on favorable terms through payroll deductions.  The maximum number of shares of common stock of the Company available for issuance under the ESPP is 100,000 shares, subject to adjustment as provided in the ESPP.  The ESPP provides for six-month offering periods beginning on September 1 and March 1 of each year.  The purchase price of the shares is 90% of the lower of the fair market value of common stock at the beginning or end of the offering period.  This discount may not exceed the maximum discount rate permitted for plans of this type under Section 423 of the Internal Revenue Code of 1986, as amended.  The ESPP is compensatory for financial reporting purposes.

The Company granted options to purchase 30,000 and 37,140 shares of its common stock during the three months ended November 30, 2008 and 2007, respectively.  The fair value of option grants is determined at date of grant, using the Black-Scholes option pricing model with the assumptions listed below.  Based on these valuations, the Company recognized compensation expense of $25,000 and $24,680 during the three months ended November 30, 2008 and 2007, respectively, related to the options that vested during such time period.  The stock-based expense recorded reduced after-tax net income per share by $0.01 and $0.01 for the three months ended

November 30, 2008 and 2007, respectively.  As of November 30, 2008, the total compensation cost for non-vested options not yet recognized in the Company’s statements of income was $213,592, net of estimated forfeitures.  Additional stock-based compensation expense of $75,331 is expected through the remainder of fiscal year 2009, and expense of $90,424 and $47,837 is expected to be recognized during fiscal 2010 and 2011, respectively.  Future option grants will impact the compensation expense recognized.

The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions and results for the grants:

	November 30, 2008	November 30, 2007
Dividend yield	2.00%	2.00%
Expected volatility	46.7%	42.0%
Expected life of option	5 years	5 years
Average risk-free interest rate	2.88%	3.84%

The weighted average fair value of options granted during the three months ended November 30, 2008 and 2007 was $4.78 and $3.54, respectively.

10.          GEOGRAPHIC AND SEGMENT INFORMATION

Net sales by geographic location as a percentage of total consolidated net sales were as follows:

	November 30, 2008	November 30, 2007
Inside the U.S.A. to unaffiliated customers	89.3%	75.9%
Outside the U.S.A. to:
Corporate Joint Ventures in which the Company is a shareholder directly and indirectly	7.2	15.9
Unaffiliated customers	3.5	8.2
	100.0%	100.0%

The following table sets forth NTIC’s net sales for the three months ended November 30, 2008 and 2007 by segment:

	November 30, 2008	November 30, 2007	$ Change	% Change
ZERUST® sales	$2,784,536	$3,165,439	$(380,903)	(12.0)%
Natur-Tec™ sales	482,316	63,684	418,632	657.4%
React-NTI sales	4,092	8,302	(4,210)	(50.7)%
React Inc. sales	0	248,160	(248,160)	100.0%
Total North American net sales	$3,270,944	$3,485,585	$(214,641)	(6.2)%

The following table sets forth NTIC’s cost of sales for the three months ended November 30, 2008 and 2007 by segment:

	November 30, 2008	% of Product Sales*	November 30, 2007	% of Product Sales*
Direct Cost of Sales
ZERUST® cost of sales	$1,594,196	57.3%	$1,548,555	48.9%
Natur-Tec™ cost of sales	399,188	82.8%	50,474	79.3%
React-NTI cost of sales	2,387	58.3%	4,838	58.3%
React Inc. cost of sales	0	N/A	209,880	84.6%
Indirect Cost of Sales	297,196	—	279,943	—
Total North American net cost of sales	$2,292,967	70.1%	$2,093,691	60.1%

* The percent of segment sales is calculated by dividing the direct cost of sales for each individual segment category by the net sales for each segment category.

The Company’s management utilizes product net sales and direct and indirect cost of sales for each product in reviewing the financial performance of a product type.  Further allocation of Company expenses or assets, aside from amounts presented in the tables above, is not utilized in evaluating product performance, nor does such allocation occur for internal financial reporting.

11.          COMMITMENTS AND CONTINGENCIES

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

No management bonus was made or accrued as of November 30, 2008.  There was a $254,024 management bonus accrual as of November 30, 2007.

In April 2007, REACT-NTI, LLC (“React LLC”), a company that is 75% owned by the Company, was served with a summons and complaint that was filed by Shamrock Technologies, Inc. (“Shamrock”) in state court in New York, which was subsequently removed to the Federal District Court for the Southern District of New York.  The lawsuit seeks payment from React LLC of commissions in the approximate amount of $314,500 owed by React LLC under a license agreement between React LLC and Shamrock.  The complaint alleges breach of the license agreement by React LLC and seeks damages in an unspecified amount for such breach as well as damages of approximately $300,000 for the alleged failure of React LLC to purchase from Shamrock certain inventory manufactured for sale to a customer.  Shamrock further claims lost profits with respect to sales made by Shamrock that were manufactured by parties other than React LLC.  React LLC acknowledges that React LLC has not made payment for product in the approximate amount of $300,000 to Shamrock as the invoice for this was only received after Shamrock had already filed its complaint, but denies all of the claims of breach of the license agreement by it and believes that damages caused by Shamrock’s breach of the license agreement and tortious conduct exceed any amounts owing to Shamrock.  React LLC formally responded to the complaint after removal by moving to dismiss or stay because of Shamrock’s failure to comply with alternative dispute resolution procedures contained in the license agreement.  By court order, the matter was stayed so that the parties could attempt mediation.  The parties mediated for one day and were unsuccessful in resolving the matter.  The parties proceeded with discovery, exchanging answers to interrogatories and documents, and the parties also obtained documents by subpoena from third parties.  With more complete information, the parties decided to dismiss their respective claims without prejudice and return to mediation.  A mediation session was held on December 4, 2008, and the parties continued to negotiate through the mediator via telephone and email thereafter.  Because the mediation and negotiation process is continuing, there can be no assurance at the present time that the matter will not result in a material adverse effect on the Company’s business, financial condition or results of operation.

The Company was involved in a legal action in Finland whereby the Company sued a Finnish company for trademark infringement.  Upon initiation of legal action, the courts seized the inventory of the Finnish company as contraband.  The Company won the initial case, but subsequently lost on appeal.  On November 19, 2008, the Company entered into an agreement to settle the lawsuit.  Under the terms of the settlement agreement, the Company agreed to seek an amendment to its trademark YELLOW and to pay the defendant a one-time payment of 320,000 Euro.  The defendant agreed, among other things, not to challenge the amendment or the validity of the Company’s trademark and not to infringe upon the trademark, once amended.  Each party released each other of all claims in connection with the matter.  As a result of the settlement, the Company recorded a $400,000 litigation settlement accrual in its consolidated financial statements for the fiscal year ended August 31, 2008. This amount was paid in full during the three months ended November 30, 2008.

The Company is involved in various other legal actions arising in the normal course of business.  Management is of the opinion that any judgment or settlement resulting from these pending or threatened actions would not have a material adverse effect on the Company’s business, financial condition or results of operations.

In June 2007, the U.S. Internal Revenue Service concluded its audit of the Company’s U.S. federal income tax returns for fiscal 2004 and 2005.  As a result of such audit, the Company paid the IRS approximately $25,000 in additional payroll taxes.  The Company also agreed in principle with the IRS to adjustments that will result in the additional payment of approximately $60,000 in income tax and interest.  As a result of the audit, the IRS has also taken the position that the Company failed to withhold and has assessed against the Company aapproximately  $505,000 of payroll taxes and individual income taxes on travel and other expense reimbursements made to Philip M. Lynch, the Company’s former Chairman of the Board and Chief Executive Officer, and commissions payments made to Inter Alia Holding Co. under that certain former Manufacturer’s Representative Agreement dated as of October 1, 1976 and as subsequently amended thereafter between the Company and Inter Alia, which agreement has since been terminated.  Inter Alia beneficially owns approximately 22.7% of the Company’s outstanding common stock.  G. Patrick Lynch, the Company’s current President and Chief Executive Officer, and three other members of the Lynch family, are shareholders of Inter Alia.   The Company disagrees with the IRS’ position on withholding and is in the process of appealing the matter.  Because the Company believes that it has valid legal grounds for appeal, it has determined that a loss is not probable at this time as defined by SFAS 5, “Accounting for Contingencies.”  However, there can be no assurance that the ultimate resolution of the matter will not result in a material adverse effect on the Company’s business, financial condition or results of operations.

12.          STATEMENTS OF CASH FLOWS

The Company did not declare or pay any cash dividends during fiscal 2008 and as of January 14, 2009, had not declared or paid any cash dividends during fiscal 2009.

The Company issued 21,513 and 33,595 shares of common stock as stock bonuses under its stock incentive plans to various employees to satisfy $226,961 and $334,270 of accrued payroll liability during the quarter ended November 30, 2008 and 2007, respectively.

ITEM 2.

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

General Overview

Northern Technologies International Corporation develops and markets proprietary environmentally beneficial products and technical services either directly or via a network of joint ventures and independent distributors in over 50 countries.  NTIC’s primary business is corrosion prevention.  During fiscal 2008, NTIC launched a new product line of compounds and finished products based on a portfolio of proprietary bio-plastic technologies and beginning in fiscal 2009 launched, through a joint venture, technology and equipment to convert plastic waste into crude oil waste.  NTIC is also in various stages of development with respect to several other emerging businesses, including the application of its corrosion prevention technology to the oil and gas industry.

NTIC has been selling its proprietary ZERUST® and EXCOR® rust and corrosion inhibiting products and services to the automotive, electronics, electrical, mechanical, military and retail consumer markets, for over 25 years.  NTIC also offers worldwide on-site technical consulting for rust and corrosion prevention issues.  In North America, NTIC markets its technical services and ZERUST® products principally to industrial users by a direct sales force and a network of independent distributors.  NTIC’s technical service consultants work directly with the end users of NTIC’s products to analyze their specific needs and develop systems to meet their technical requirements.  During the three months ended November 30, 2008, 85.1% of NTIC’s consolidated net sales were derived from the sales of ZERUST® and EXCOR® rust and corrosion inhibiting packaging products and services.  Sales of NTIC’s rust and corrosion inhibiting products in North America have decreased during the past several fiscal years.  One of the main markets for NTIC’s rust and corrosion inhibiting products has typically been the automotive industry.  While the automotive industry had been growing worldwide, it has been stagnant or contracting recently, and significantly so in the United States, and is not expected to improve in the foreseeable future, especially in light of the current economic conditions affecting that industry.

In December 2008 and January 2009, NTIC implemented a number of countermeasures in order to address the negative impact of the current economic crisis, especially with respect to its effect on the worldwide automotive industry.  NTIC reduced the base salaries of its executive and other officers by approximately 15% on average, by 10% for all other employees and suspended the NTIC’s matching of 401(k) contributions.  NTIC also implemented a hiring freeze and laid off nine individuals or 16% of its work force.  Furthermore, significant cost concessions were requested and obtained from all of NTIC’s major vendors and service providers.  NTIC enacted other expense control measures across all of its departments with the objective to conserve cash and reduce expenses while protecting the essential sales and marketing efforts of each business.  NTIC anticipates recognizing the benefit of these cost control measures immediately.

In addition to ZERUST® products and services, NTIC develops and in the beginning of fiscal 2008 launched a portfolio of bio-based and biodegradable (compostable) polymer resin compounds and finished products under the Natur-Tec™ brand.  During the three months ended November 30, 2008, 14.7% of NTIC’s consolidated net sales were derived from the sales of the Natur-Tec™ products compared to 1.8% during the three months ended November 31, 2007.  These products are intended to reduce NTIC’s customers’ carbon footprint and provide environmentally sound disposal options.  In recent years, a combination of market drivers, such as higher petroleum prices, a desire to reduce dependence on foreign oil, increased environmental awareness at the consumer level and regulations banning the use of traditional, petroleum-based plastics, have led to interest in sustainable, renewable resource-based and compostable alternatives to traditional plastics.  Natur-Tec™ bio-based and biodegradable plastics are manufactured using NTIC’s patented and/or proprietary technologies and are intended to replace conventional petroleum-based plastics.  The Natur-Tec™ bioplastics portfolio includes flexible film, foam, rigid injection molded materials and engineered plastics.  Natur-Tec™ biodegradable and compostable finished products include shopping and grocery bags, lawn and leaf bags, can liners, pet waste collection bags, cutlery, packaging foam and coated paper products and are engineered to be fully biodegradable in a composting environment.  Unlike competing plastic products claiming to be “degradable” or “oxo-degradable” that only break down into smaller plastic fragments, Natur-Tec™ products are designed to completely biodegrade within 180 days in accordance with the ASTM D6400 standard for compostable plastics and are certified 100 percent biodegradable and compostable by the Biodegradable Products Institute.

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

The profits of NTIC’s corporate joint ventures are shared by the respective corporate joint venture owners in accordance with their respective ownership percentages.   NTIC typically owns 50% or less of its joint venture entities and thus does not control the decisions of these entities regarding whether to pay dividends and how much in dividends in any given year.

Financial Overview

NTIC’s consolidated net sales decreased 6.2% during the three months ended November 30, 2008 as compared to the three months ended November 30, 2007 primarily as a result of decreased demand for NTIC’s ZERUST® products and elimination of the React Inc sales, partially offset by sales of its new Natur-Tec™ products.  Net sales of ZERUST® products decreased 12.0% to $2,784,536 during the three months ended November 30, 2008 as compared to $3,165,439 during the three months ended November 30, 2007.  Net sales of the React Inc products were $0 during the three months ended November 30, 2008 compared to $248,160 during the three months ended November 30, 2007.  Net sales of Nature-Tec™ products increased 657.4% to $482,316 during the three months ended November 30, 2008 as compared to $63,684 during the three months ended November 30, 2007.

Cost of goods sold as a percentage of net sales increased to 70.1% in the three months ended November 30, 2008 as compared to 60.0% for the three months ended November 30, 2007 primarily as a result of the significant increase of Natur-Tec™ products sales as a percentage of total sales during the three months ended November 30, 2008 compared to the three months ended November 30, 2007, which sales were sold at lower margins than NTIC’s ZERUST® products.

Total net sales of all of NTIC’s joint ventures decreased 11.8% to $21,109,585 during the three months ended November 30, 2008 as compared to $23,944,115 during the three months ended November 30, 2007 primarily as a result of decreased demand for ZERUST® products due to the global economic slowdown and to a lesser extent, the foreign currency exchange rate of the U.S. dollar compared to other currencies in which NTIC’s joint ventures conduct business.  NTIC also recognized a 5.2% decrease in fee income for technical and support services as a result of the decrease in total net sales of the joint ventures.  Such fees decreased to $1,320,719 during the three months ended November 30, 2008 as compared to $1,393,795 during the three months ended November 30, 2007.  NTIC’s equity in income of corporate joint ventures and holding companies decreased 37.5% to $658,766 during the three months ended November 30, 2008 as compared to $1,054,682 during the three months ended November

30, 2007.  NTIC incurs direct expenses related to its corporate joint ventures and holding companies.  Such expenses include product and business development, consulting, travel, technical and marketing services to existing joint ventures, legal fees incurred in the establishment of new joint ventures, registration and promotion and legal defense of worldwide trademarks, and legal fees incurred in connection with the filing of patent applications.  NTIC incurred $1,178,034 in direct joint venture expenses during the three months ended November 30, 2008 as compared to $1,239,175 during the three months ended November 30, 2007, a decrease of 4.9%.  NTIC’s total income from its corporate joint ventures and holding companies decreased 33.7% to $801,451 for the three months ended November 30, 2008 compared to $1,209,302 for the three months ended November 30, 2007.

NTIC spent $722,078 in the three months ended November 30, 2008 and $715,564 in the three months ended November 30, 2007 in connection with its research and development activities.  NTIC anticipates that it will spend between $2,800,000 and $3,200,000 in total during fiscal 2009 on research and development activities related to its new technologies.  These fees are accounted for in the “Expenses incurred in support of corporate joint ventures” section of NTIC’s consolidated statements of income.

Net income decreased 98.0% to $12,885, or $0.00 per diluted common share, for the three months ended November 30, 2008 compared to $658,196, or $0.18 per diluted common share, for the three months ended November 30, 2007.  This decrease was primarily the result of the decreased demand of NTIC’s ZERUST® products in the United States and internationally due to the global economic slowdown.

NTIC’s working capital was $6,625,943 at November 30, 2008, including $456,505 in cash and cash equivalents.  As of November 30, 2008, NTIC had no borrowings under its $2,300,000 demand line of credit.  As of November 30, 2008, $600,000 was committed under the demand line of credit to cover a letter of credit.

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

Results of Operations

The following table sets forth NTIC’s results of operations for the three months ended November 30, 2008 and 2007.

	November 30, 2008	% of Net Sales	November 30, 2007	% of Net Sales	$ Change	% Change
Net sales	$3,270,944	100.0%	$3,485,585	100.0%	(214,641)	(6.2)%
Cost of goods sold	2,292,967	70.1%	2,093,691	60.0%	199,276	9.5%
Selling expenses	770,570	23.6%	859,644	24.7%	(89,074)	(10.4)%
General and administrative expenses	941,438	28.8%	948,297	27.2%	(6,859)	(0.7)%
Lab and technical support expenses	6,067	0.2%	57,128	1.6%	(51,061)	(89.4)%

Net Sales. NTIC’s net sales originating in the United States decreased 6.2% during the three months ended November 30, 2008 compared to the same period in fiscal 2008 primarily as a result of decreased demand for NTIC’s ZERUST® products and to a lesser extent due to the loss of the principal customer of React Inc., partially offset by sales of its new Natur-Tec™ products.

The following table sets forth additional detail regarding NTIC’s net sales by product category for the three months ended November 30, 2008 and 2007:

	November 30, 2008	November 30, 2007	$ Change	% Change
ZERUST® sales	$2,784,536	$3,165,439	$(380,903)	(12.0)%
Natur-Tec™ sales	482,316	63,684	418,632	657.4%
React-NTI sales	4,092	8,302	(4,210)	(50.7)%
React Inc. sales	—	248,160	(248,160)	100.0%
Total North American net sales	$3,270,944	$3,485,585	$(214,641)	(6.2)%

Cost of Goods Sold.  Cost of goods sold increased 9.5% for the three months ended November 30, 2008 compared to the same period in November 2007 primarily as a result of the significant increase of Natur-Tec™ products sales as a percentage of total sales during the three months ended November 30, 2008 compared to the three months ended November 30, 2007, which sales were sold at lower margins than NTIC’s ZERUST® products.  Cost of sales as a percentage of net sales also increased to 70.1% for the three months ended November 30, 2008 compared to 60.0% in the same period in November 2007 primarily as a result of the difference in margins in the Natur-Tec™ products compared to ZERUST® products.

Selling Expenses.  NTIC’s selling expenses decreased 10.4% for the three months ended November 30, 2008 compared the same period in fiscal 2008 due to decreases in i) consulting expense of $31,000 ii) HR hiring fees of $35,000 and iii) commissions of $39,000.  Selling expenses as a percentage of net sales decreased by a negligible amount.

General and Administrative Expenses.  NTIC’s general and administrative expenses decreased by a negligible amount for the three months ended November 30, 2008 compared to same period in fiscal 2008.  As a percentage of net sales, general and administrative expenses increased by a negligible amount. NTIC includes expenses in general and administrative expenses that provide benefit to the various joint ventures in addition to providing benefit to NTIC’s North American operations, including specifically, expenses associated with information technology, general insurance, executive and non-executive salary, bonus and benefits, building expenses, audit and tax and directors fees.

Lab and Technical Support Expenses.  NTIC’s lab and technical support expenses decreased 89.4% for the three months ended November 30, 2008 compared to the same period in fiscal 2008 primarily as a result of a change in the allocation of these expenses to sales activities.  As a percentage of net sales, lab and technical support expenses decreased to 0.2% for the three months ended November 30, 2008 compared to same period in fiscal 2008.

International Corporate Joint Ventures and Holding Companies.  Net sales of NTIC’s corporate joint ventures in for the three months ended November 30, 2008 and the same period in fiscal 2008, excluding React-NTI LLC, were as follows:

	Three Months Ended
	November 30, 2008	November 30, 2007
Industrial chemical	$20,842,816	$23,626,448
Non-industrial chemical	266,769	317,667
Total International Corporate Joint Ventures and Holding Companies Sales	$21,109,585	$23,944,115

NTIC receives fees for technical and other support services it provides to its corporate joint ventures based on the revenues of the individual corporate joint ventures.  NTIC recognized fee income for such support of $1,320,719 in the three months ended November 30, 2008 compared to $1,393,795 during the same period in fiscal 2008, a decrease of 5.2%.  The decrease in fees for technical and other support to its corporate joint ventures was due to the decrease in revenues from the corporate joint ventures as a whole, as well as the foreign currency exchange rate of the U.S. dollar compared to other currencies in which NTIC’s joint ventures conduct business.

NTIC sponsors a worldwide corporate joint venture conference approximately every three to four years in which all of its corporate joint ventures are invited to participate.  NTIC defers a portion of its technical and other support fees received from its corporate joint ventures in each accounting period leading up to the next conference, reflecting that NTIC has not fully earned the payments received during that period.  The next corporate joint venture conference is scheduled to be held in the summer of 2009 or 2010.  There was no deferred income recorded within other accrued liabilities during the three months ended November 30, 2008 related to this future conference, however, $288,000 has been accrued over the past three fiscal years.  The costs associated with these joint venture conferences are offset against the deferral as incurred, generally in the period in which the conference is held and immediately before.

NTIC incurred direct expenses related to its corporate joint ventures and the holding companies of $1,178,034 during the three months ended November 30, 2008 compared to $1,239,175 in the same period in fiscal 2008, a decrease of 4.9%.  The decrease in direct expenses incurred relating to NTIC’s corporate joint ventures and holding companies during the three months ended November 30, 2008 compared to the three months ended November 30, 2007 was attributable to decreases of (i) consulting expense of $46,000, (ii) miscellaneous expense of $54,000, partially offset by increases in (i) expenses related to employee wages of $30,000.  As a percentage of net sales, direct expenses incurred relating to NTIC’s corporate joint ventures and holding companies increased by an immaterial amount for the period ended November 30, 2008 compared to November 30, 2007.

NTIC had equity in income of corporate joint ventures and holding companies of $658,766 during the three months ended November 30, 2008 as compared to $1,054,682 during the three months ended November 30, 2007. The decrease in equity in income was due to the decrease in sales from the corporate joint ventures as a whole due to the global economic slowdown as well as the foreign currency exchange rate of the U.S. dollar compared to other currencies in which NTIC’s joint ventures conduct business.

Interest Income.  NTIC’s interest income decreased slightly to $445 during the three months ended November 30, 2008 compared to $495 for the same period in fiscal 2008 due to lower average invested cash balances during the most recent period.

Interest Expense.  NTIC’s interest expense increased slightly to $31,898 during the three months ended November 30, 2008 compared to $31,523 for the same period in fiscal 2008 due to higher average outstanding debt during the most recent period.

Income Before Income Tax Expense.  Income before income tax expense decreased to $45,886 during the three months ended November 30, 2008 compared to $736,196 for the same period in fiscal 2008.

Income Tax Expense. Income tax expense decreased to $33,000 during the three months ended November 30, 2008 compared to $78,000 in the same period in fiscal 2008.  Income tax expense was calculated based on management’s estimate of NTIC’s annual effective income tax rate.  NTIC’s annual effective income tax rate during the three months ended November 30, 2008 and 2007 was lower than the statutory rate primarily due to NTIC’s equity in income of corporate joint ventures being recognized based on after-tax earnings of these entities.  To the extent joint ventures’ undistributed earnings are distributed to NTIC, it is not expected to result in any material additional income tax liability after the application of foreign tax credits.

Liquidity and Capital Resources

Sources of Cash and Working Capital.  As of November 30, 2008, NTIC’s working capital was $6,625,943, including $456,505 in cash and cash equivalents, compared to working capital of $4,941,371 including $260,460 in cash and cash equivalents, as of August 31, 2008.

On April 10, 2008, NTIC entered into a Promissory Note Modification Agreement with National City Bank pursuant to which NTIC’s demand line of credit was increased to $2,300,000 and its $1,500,000 revolving credit facility was terminated.  Advances made under the demand line of credit will be made at the sole discretion of National City Bank and will be due and payable on demand.  Outstanding amounts under the demand line of credit bear interest at an annual rate based on LIBOR plus 2.25%.  As of November 30, 2008, the interest rate was 3.41%.  Interest is payable in arrears on the 15th day of each month and on demand.  As of November 30, 2008, NTIC had no borrowings under its $2,300,000 demand line of credit.  As of November 30, 2008, $600,000 was committed under the demand line of credit to cover a letter of credit.

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

Uses of Cash and Cash Flows.  Cash flows used in operations for the three months ended November 30, 2008 was $630,858, which resulted principally from equity income of corporate joint ventures, increases in trade receivables, technical and income tax receivables, prepaid expenses and decreases in accrued liabilities, offset by net income, joint venture royalty receivables, inventory, depreciation and amortization expense and an increase in accounts payable.  Cash flows used in operations for the three months ended November 30, 2007 was $905,868, which resulted principally from equity in income from corporate joint ventures, gain on sale of assets, decreases in accounts payable and accrued liabilities and increases in inventories and prepaid expenses, offset by net income, depreciation and amortization expense, and decreases in trade and income tax receivables.

Net cash provided by investing activities for the three months ended November 30, 2008 was $1,959,700 which comprised of dividends received from corporate joint ventures, offset by additions to property and equipment and investments in patents.   Net cash used in investing activities for the three months ended November 30, 2007 was $20,419, which resulted from loans made, investments in joint ventures and additions to property and equipment, offset by dividends received from corporate joint ventures and the sale of a joint venture.

Net cash used in financing activities for the three months ended November 30, 2008 was $1,132,798, which resulted primarily from bank overdrafts and repayments to the demand line of credit and principal payments on the bank loan for NTIC’s corporate headquarters building.  Net cash provided by financing activities for the three months ended November 30, 2007 was $807,418, which resulted primarily from borrowings under the demand line of credit, bank overdrafts and proceeds from NTIC’s employee stock purchase plan, offset by principal payments on the bank loan for NTIC’s corporate headquarters building.

Capital Expenditures and Commitments.  NTIC had no material lease commitments as of November 30, 2008, except a lease agreement entered into by NTI Facilities, Inc., a subsidiary of NTIC, for approximately 16,994 square feet of office, manufacturing, laboratory and warehouse space in Beachwood, Ohio, requiring monthly payments of $17,500, which are adjusted annually according to the annual consumer price index, through November 2014.

To finance the purchase of the real estate and building for NTIC’s current corporate headquarters, in September 2006, NTIC obtained a secured term loan in the principal amount of $1,275,000.  The term loan matures on May 1, 2011, bears interest at a fixed rate of 8.01% and is payable in 59 monthly installments equal to approximately $10,776 (inclusive of principal and interest) commencing June 1, 2006.  All of the remaining unpaid principal and accrued interest is due and payable on the May 1, 2011 maturity date.  The loan is secured by a first lien on the real estate and building.

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

Inflation and Seasonality

Inflation in the U.S. and abroad historically has had little effect on NTIC.  NTIC’s business has not historically been seasonal.

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

NTIC’s demand line of credit bears interest at a rate based on LIBOR and thus may subject NTIC to some market risk on interest rates.  As of November 30, 2008, NTIC had no borrowings under its $2,300,000 demand line of credit.  As of November 30, 2008, $600,000 was committed under the demand line of credit to cover a letter of credit.

Critical Accounting Policies and Estimates

There have been no material changes to NTIC’s critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in NTIC’s annual report on Form 10-K for the fiscal year ended August 31, 2008.

Recent Accounting Pronouncements

See Note 2 to NTIC’s consolidated financial statements for a discussion of recent accounting pronouncements.

Forward-Looking Statements

This quarterly report on Form 10-Q contains not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are subject to the safe harbor created by those sections. In addition, NTIC or others on NTIC’s behalf may make forward-looking statements from time to time in oral presentations, including telephone conferences and/or web casts open to the public, in press releases or reports, on NTIC’s Internet web site or otherwise. All statements other than statements of historical facts included in this report or expressed by NTIC orally from time to time that address activities, events or developments that NTIC expects, believes or anticipates will or may occur in the future are forward-looking statements including, in particular, the statements about NTIC’s plans, objectives, strategies, the outcome of contingencies such as legal proceedings, and prospects regarding, among other things, NTIC’s financial condition, results of operations and business. NTIC has identified some of these forward-looking statements in this report with words like “believe,” “may,” “could,” “would,” “might,” “forecast,” “possible,” “potential,” “project,” “will,” “should,” “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate,” “approximate” “outlook” or “continue” or the negative of these words or other words and terms of similar meaning. These forward-looking statements may be contained in the notes to NTIC’s consolidated financial statements and elsewhere in this report, including under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Forward-looking statements are based on current expectations about future events affecting NTIC and are subject to uncertainties and factors that affect all businesses operating in a global market as well as matters specific to NTIC. These uncertainties and factors are difficult to predict and many of them are beyond NTIC’s control. The following are some of the uncertainties and factors known to us that could cause NTIC’s actual results to differ materially from what NTIC has anticipated in its forward-looking statements:

•                  The effect of current worldwide economic conditions on NTIC’s business;

•                  The effect of the significant downturn in the U.S. automotive industry on NTIC’s business;

•                  NTIC’s dependence on the success of its joint ventures and technical fees and dividend distributions that NTIC receives from them;

•                  NTIC’s relationships with its joint ventures and its ability to maintain those relationships;

•                  Risks associated with NTIC’s international operations and exposure to fluctuations in foreign currency exchange rates;

•                  Fluctuations in the cost and availability of raw materials, including resins and other commodities;

•                  NTIC’s investments in research and development efforts and its need for additional capital to support such efforts;

•                  Acceptance of NTIC’s existing and new products;

•                  Increased competition;

•                  The success of NTIC emerging new businesses;

•                  NTIC’s reliance upon and its relationships with its distributors, independent sales representatives and corporate joint ventures;

•                  NTIC’s reliance upon suppliers;

•                  The costs and effects of complying with changes in tax, fiscal, government and other regulatory policies, including rules relating to environmental, health and safety matters;

•                  The costs and effects of outstanding litigation;

•                  Unforeseen product quality or other problems in the development, production and usage of new and existing products;

•                  Loss of or changes in executive management or key employees;

•                  Ability of management to manage around unplanned events;

•                  NTIC’s reliance on its intellectual property rights and the absence of infringement of the intellectual property rights of others; and

•                  NTIC’s reliance upon its management information systems.

For more information regarding these and other uncertainties and factors that could cause NTIC’s actual results to differ materially from what NTIC has anticipated in its forward-looking statements or otherwise could materially adversely affect its business, financial condition or operating results, see NTIC’s annual report on Form 10-K for the fiscal year ended August 31, 2008 under the heading “Part I — Item 1A. Risk Factors.”

All forward-looking statements included in this report are expressly qualified in their entirety by the foregoing cautionary statements. We wish to caution readers not to place undue reliance on any forward-looking statement that speaks only as of the date made and to recognize that forward-looking statements are predictions of future results, which may not occur as anticipated. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the uncertainties and factors described above, as well as others that we may consider immaterial or do not anticipate at this time. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we do not know whether our expectations will prove correct. Our expectations reflected in our forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown uncertainties and factors, including those described above. The risks and uncertainties described above are not exclusive and further information concerning us and our business, including factors that potentially could materially affect our financial results or condition, may emerge from time to time. We assume no obligation to update, amend or clarify forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. We advise you, however, to consult any further disclosures we make on related subjects in our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K we file with or furnish to the Securities and Exchange Commission.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This Item 3 is inapplicable to NTIC as a smaller reporting company and has been omitted pursuant to Item 305(e) of SEC Regulation S-K.

ITEM 4.  CONTROLS AND PROCEDURES

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

NTIC’s management is aware, however, that there is a lack of segregation of certain duties due to the small number of employees of NTIC dealing with general administrative and financial matters.  However, NTIC’s management has decided that considering the employees involved and the control procedures in place, risks associated with such lack of segregation are insignificant and the potential benefits of adding employees to clearly segregate such duties do not at this time justify the expenses associated with such increases.

Changes in Internal Control over Financial Reporting

There was no change in NTIC’s internal control over financial reporting that occurred during the quarter ended November 30, 2008 that has materially affected, or is reasonably likely to materially affect NTIC’s internal control over financial reporting.

PART II          OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

A description of NTIC’s legal proceedings in Note 12 of its consolidated financial statements included within this report is incorporated herein by reference.

ITEM 1A.        RISK FACTORS

This Item 1A is inapplicable to NTIC as a smaller reporting company.

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Equity Securities

During the three months ended November 30, 2008, NTIC did not issue any shares of its common stock or other equity securities of NTIC that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

During the three months ended November 30, 2008, NTIC did not purchase any shares of its common stock or other equity securities of NTIC.

On November 13, 2003, the Board of Directors of NTIC authorized Matthew Wolsfeld, Chief Financial Officer of NTIC, to repurchase on behalf of NTIC, up to 100,000 shares of NTIC’s common stock from time to time in accordance with applicable rules governing issuer stock repurchases.  Since being authorized, NTIC has not repurchased and retired any shares of its common stock.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.           OTHER INFORMATION

Not applicable.

ITEM 6.           EXHIBITS

The following exhibits are being filed or furnished with this quarterly report on Form 10-Q:

Exhibit No.	Description
3.1

Amended and Restated Bylaws of Northern Technologies International Corporation (Incorporated by reference to Exhibit 3.1 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 24, 2008 (File No. 001-11038))

10.1

Form of Indemnification Agreement between Northern Technologies International Corporation and its Directors and Officers (incorporated by reference to Exhibit 10.1 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 24, 2008 (File No. 001-11038))

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

Date: January 14, 2009	Matthew C. Wolsfeld, CPA
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized to Sign on Behalf of the Registrant)

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
QUARTERLY REPORT ON FORM 10-Q

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
3.1	Amended and Restated Bylaws of Northern Technologies International Corporation	Incorporated by reference to Exhibit 3.1 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 24, 2008 (File No. 001-11038)
10.1	Form of Indemnification Agreement between Northern Technologies International Corporation and its Directors and Officers	Incorporated by reference to Exhibit 10.1 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 24, 2008 (File No. 001-11038)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith