Form 10-Q
period 2009-02-28
NORTHERN TECHNOLOGIES INTERNATIONAL CORP
filed 2009-04-14
CIK 875582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2009

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

As of April 14, 2009,  3,754,597 shares of common stock of the registrant were outstanding. .

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

FORM 10-Q

February 28, 2009

This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by those sections. For more information, see “Part I. Financial Information – Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation– Forward-Looking Statements.”

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

PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS AS OF FEBRUARY 28, 2009 (UNAUDITED) AND AUGUST 31, 2008 (AUDITED)

	February 28, 2009	August 31, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$244,245	$260,460
Receivables:
Trade excluding corporate joint ventures, less allowance for doubtful accounts of $30,000 at February 28, 2009 and $10,000 at August 31, 2008	1,167,209	1,962,222
Trade corporate joint ventures	1,164,817	530,609
Technical and other services, corporate joint ventures	1,886,516	3,065,738
Income taxes	676,887	28,961
Inventories	2,461,722	2,725,466
Prepaid expenses	273,017	179,766
Deferred income taxes	183,300	183,300
Total current assets	8,057,713	8,936,522

PROPERTY AND EQUIPMENT, net	3,730,474	3,754,565

OTHER ASSETS:
Investments in corporate joint ventures:
Industrial chemical	12,436,328	15,676,876
Industrial non-chemical	273,010	339,471
Deferred income taxes	837,300	837,300
Notes receivable	140,000	140,000
Industrial patents and trademarks, net	925,530	1,015,321
Goodwill	—	304,000
Other	55,139	325,557
	14,667,307	18,638,525
	$26,455,494	$31,329,612

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank overdrafts	$—	$1,039,757
Borrowings made on line of credit	599,000	86,000
Current portion of note payable	33,678	31,556
Accounts payable	627,205	1,251,522
Accrued liabilities:
Payroll and related benefits	320,378	1,102,992
Deferred joint venture royalties	288,000	288,000
Other	284,239	195,324
Total current liabilities	2,152,500	3,995,151

NOTE PAYABLE, NET OF CURRENT PORTION	1,162,807	1,179,972
MINORITY INTEREST	—	3,398

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value; authorized 10,000 shares; none issued and outstanding	—	—
Common stock, $0.02 par value per share; authorized 10,000,000 shares; issued and outstanding 3,750,970 and 3,729,457, respectively	74,986	74,556
Additional paid-in capital	5,547,948	5,271,417
Retained earnings	17,172,133	18,672,938
Accumulated other comprehensive income	345,120	2,132,180
Total stockholders’ equity	23,140,187	26,151,091
	$26,455,494	$31,329,612

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES -CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

THREE AND SIX MONTHS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008

	Three Months Ended		Six Months Ended
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
NORTH AMERICAN OPERATIONS:
Sales	$1,734,170	$2,762,856	$5,005,114	$6,248,441
Cost of goods sold	1,155,436	1,609,954	3,448,403	3,703,645
Gross profit	578,734	1,152,902	1,556,711	2,544,796

Operating expenses:
Selling	575,796	754,302	1,346,366	1,613,946
General and administrative	644,524	894,525	1,585,962	1,842,822
Lab and technical support	31,395	53,616	37,462	110,744
Loss on impairment	554,000	0	554,000	0
	1,805,715	1,702,443	3,523,790	3,567,512

NORTH AMERICAN OPERATING LOSS	(1,226,981)	(549,541)	(1,967,079)	(1,022,716)

CORPORATE JOINT VENTURES AND HOLDING COMPANIES:
Equity in income of industrial chemical corporate joint ventures and holding companies	23,026	880,777	678,558	1,953,811
Equity in loss of industrial non-chemical corporate joint ventures and holding companies	(24,054)	(67,603)	(20,820)	(85,955)
Gain on sale of industrial chemical corporate joint venture	—	172,767	—	172,767
Fees for technical support and other services provided to corporate joint ventures	617,850	1,626,632	1,938,569	3,020,427
Expenses incurred in support of corporate joint ventures and new technologies	(1,317,028)	(1,185,509)	(2,495,062)	(2,424,684)

(LOSS) INCOME FROM ALL CORPORATE JOINT VENTURES AND HOLDING COMPANIES	(700,206)	1,427,064	101,245	2,636,366

INTEREST INCOME	874	424	1,319	919
INTEREST EXPENSE	(42,440)	(40,592)	(74,338)	(72,115)
OTHER INCOME	6,824	6,825	13,650	14,757
GAIN ON SALE OF ASSETS	0	4,001	0	5,530
MINORITY INTEREST	(5,772)	507	3,398	22,145

(LOSS) INCOME BEFORE INCOME TAX EXPENSE	(1,967,691)	848,690	(1,921,805)	1,584,886

INCOME TAX (BENEFIT) EXPENSE	(454,000)	189,000	(421,000)	267,000

NET (LOSS) INCOME	$(1,513,691)	$659,690	$(1,500,805)	$1,317,886

NET (LOSS) INCOME PER COMMON SHARE:
Basic	$(0.41)	$0.18	$(0.40)	$0.36
Diluted	$(0.41)	$0.18	$(0.40)	$0.35

WEIGHTED AVERAGE COMMON SHARES ASSUMED OUTSTANDING:
Basic	3,750,970	3,720,522	3,743,124	3,694,588
Diluted	3,750,970	3,753,747	3,743,124	3,732,175

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES - CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

SIX MONTHS ENDED FEBRUARY 28, 2009 and FEBRUARY 29, 2008

	Six Months Ended
	February 28, 2009	February 29, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,500,805)	$1,317,886
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Expensing of fair value of stock options vested	50,000	47,602
Change in allowance for doubtful accounts	20,000	—
Depreciation expense	193,295	162,369
Amortization expense	73,101	72,468
Loss on asset impairment	554,000	—
Loss (gain) on disposal of assets	46,302	(5,530)
Minority interest expense	(3,398)	(22,145)
Equity in income from corporate joint ventures:
Industrial chemical	(678,558)	(1,953,811)
Industrial non-chemical	20,820	85,955
Gain on sale of industrial chemical corporate joint venture	—	(172,767)
Deferred joint venture royalties	—	48,000
Change in current assets and liabilities:
Receivables:
Trade excluding corporate joint ventures	775,013	7,044
Trade corporate joint ventures	(634,208)	142,787
Technical and other services receivables, corporate joint ventures	1,179,222	(590,111)
Income taxes	(647,926)	29,755
Inventories	263,744	(140,279)
Prepaid expenses and other assets	(82,251)	(118,727)
Income taxes payable	—	31,386
Accounts payable	(624,317)	(458,364)
Accrued liabilities	(466,738)	311,054
Net cash used in operating activities	(1,462,704)	(1,205,428)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of assets	—	6,201
Investment in corporate joint ventures	—	(87,950)
Dividends received from corporate joint ventures	2,177,687	1,470,508
Proceeds from sale of industrial chemical corporate joint ventures	—	364,000
Loans made	—	(140,000)
Additions to property and equipment	(169,204)	(164,704)
Additions to industrial patents	(20,194)	(57,382)
Net cash provided by investing activities	1,988,289	1,390,673

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdrafts	(1,039,757)	—
Net borrowings made on line of credit	513,000	—
Repayment of note payable	(15,043)	(14,083)
Proceeds from employee stock purchase plan	—	45,500
Net cash (used in) provided by financing activities	(541,800)	31,417

NET DECREASE IN CASH AND CASH EQUIVALENTS	(16,215)	216,662
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	260,460	244,499

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$244,245	$461,161

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.                            INTERIM FINANCIAL INFORMATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all necessary adjustments, which are of a normal recurring nature, and present fairly the consolidated financial position of Northern Technologies International Corporation and its subsidiaries (the “Company”) as of February 28, 2009 and the results of their operations for the three and six months ended February 28, 2009 and February 29, 2008 and their cash flows for the six months ended February 28, 2009 and February 29, 2008, in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).

These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s annual report on Form 10-K for the fiscal year ended August 31, 2008 and with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section appearing in this report.  Operating results for the three and six months ended February 28, 2009 are not necessarily indicative of the results that may be expected for the full fiscal year ending August 31, 2009.

2.                            INVENTORIES

Inventories consisted of the following:

	February 28, 2009	August 31, 2008
Production materials	$973,936	$1,039,549
Finished goods	1,487,786	1,685,917
	$2,461,722	$2,725,466

3.                            PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	February 28, 2009	August 31, 2008
Land	$310,365	$310,365
Buildings and improvements	3,081,903	3,031,103
Machinery and equipment	1,726,974	1,608,570
	5,119,242	4,950,038
Less accumulated depreciation	(1,388,768)	(1,195,473)
	$3,730,474	$3,754,565

3.                            INDUSTRIAL PATENTS AND TRADEMARKS, NET

Industrial patents and trademarks consisted of the following:

	February 28, 2009	August 31, 2008
Patents and trademarks	$1,410,887	$1,580,172
Less accumulated amortization	(485,357)	(564,851)
	$925,530	$1,015,321

Patent and trademark costs are amortized over seven years once a patent or trademark is filed and approved.  Amortization expense related to patents and trademarks was $29,721 and $41,464 for the three months ended February 28, 2009 and February 29, 2008, respectively and $63,683 and $72,468 for the six months ended February 28, 2009 and February 29, 2008, respectively.

5.                            DISSOLUTION OF REACT, INC. BUSINESS

As previously disclosed, almost all historical sales by React-NTI included in the Company’s consolidated statement of operations were derived from sales by React Inc., a 100% owned subsidiary of React-NTI, of proprietary ink additives to one customer. During fourth quarter of fiscal 2007, this customer notified React Inc. that no future orders would be placed after current orders were received. As a result, the Company anticipates no additional sales of proprietary ink additives.  Concurrent to the decline of its ink additive sales, React-NTI continued to develop and pursue additional sales through a patented sintered metal mold release agent sold under the brand name SERAVAT™ and renewable resource-based personal care chemical additive under the brand name Farona™.  In fiscal 2009, the Company implemented several cost control and cash preservation measures.  These measures included elimination of further product and market development related to these products.

 As a result of these changes, management determined that the fair value of the React-NTI reporting unit was less than the carrying value.  As a result, a loss on impairment of goodwill and intangible assets of $554,000 was recorded for the three months ended February 28, 2009 to appropriately reflect the fair value of such assets.  In addition, during the three months ended February 28, 2009, the Company derecognized previously recorded trade payables of $320,000 as a result of negotiations between the Company and its vendor.  This amount is recorded in general and administrative expenses in the Company’s consolidated statement of operations.  At February 28, 2009, the remaining net book value of the assets and liabilities of React-NTI and its subsidiaries approximates $0.

6.                            GOODWILL

The Company applies Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which sets forth financial and reporting standards for the acquisition of intangible assets, other than those acquired in a business combination, and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill no longer be amortized but tested for impairment on a periodic basis.

The changes in the carrying amount of the Company’s goodwill for the periods presented are as follows:

Carrying amount at August 31, 2008:	$304,000
Impairment charge (see Note 5):	$(304,000)
Carrying amount at February 28, 2009:	$0

7.                            INVESTMENTS IN CORPORATE JOINT VENTURES

Composite financial information from the audited and unaudited financial statements of the Company’s joint ventures carried on the equity basis is summarized as follows:

	February 28, 2009	August 31, 2008
Current assets	$39,183,863	$51,847,643
Total assets	45,916,089	58,958,102
Current liabilities	14,057,899	20,424,810
Noncurrent liabilities	4,578,635	4,756,650
Joint ventures’ equity	27,279,555	33,776,642
Northern Technologies International Corporation’s share of corporate joint ventures’ equity	$12,709,338	$16,016,347

	Six Months Ended
	February 28, 2009	February 29, 2008
Net sales	$32,476,685	$49,091,121
Gross profit	15,006,248	22,542,934
Net income	1,065,614	3,259,635
Northern Technologies International Corporation’s share of equity in income of corporate joint ventures	$657,732	$1,867,856

The financial statements of the Company’s foreign joint ventures are prepared using accounting principles accepted in the joint ventures’ countries of domicile.  Amounts related to foreign joint ventures reported in the above tables and the accompanying financial statements have been adjusted to approximate US GAAP in all material respects.

During the six months ended February 29, 2008, the Company invested $87,950 in a non-industrial chemical joint venture in Thailand in addition to $143,000 previously invested in December 2006.  The Company has a 50% ownership interest in the Thailand joint venture.  The entity had no operations prior to the Company’s investment in December 2006.  The total capitalization by both owners of the joint venture was $461,900 as of February 29, 2008. No additional contributions have been made to the joint venture as of February 28, 2009.

7.                            STOCKHOLDERS’ EQUITY

During the six months ended February 28, 2009, the Company did not purchase or retire any shares of its common stock and no stock options to purchase shares of the Company’s common stock were exercised.  The Company granted stock bonuses under the Northern Technologies International Corporation 2007 Stock Incentive Plan for an aggregate of 21,513 shares of its common stock to various employees during the six months ended February 28, 2009.  The fair value of the shares of the Company’s common stock as of the date of grant of the stock bonuses was $226,961, based on the closing sale price of a share of the Company’s common stock on that date.

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

8.                            TOTAL COMPREHENSIVE (LOSS) INCOME

The Company’s total comprehensive (loss) income was as follows:

	Three Months Ended		Six Months Ended
	February 29, 2008	February 29, 2008	February 29, 2008	February 29, 2008
Net (loss) income	$(1,513,691)	$659,690	$(1,500,805)	$1,317,886
Other comprehensive (loss) income — foreign currency translation adjustment	(208,102)	431,014	(1,787,060)	1,312,799
Total comprehensive (loss) income	$(1,721,793)	$1,090,704	$(3,287,865)	$2,630,685

9.                            NET (LOSS) INCOME PER COMMON SHARE

Basic net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of common shares outstanding.  Diluted net (loss) income per share assumes the exercise of stock options using the treasury stock method, if dilutive.

Options to purchase shares of common stock of 149,472 and 0 were excluded from the computation of common share equivalents as of February 28, 2009 and February 29, 2008, respectively, as the Company reported losses for the three and six months ended February 28, 2009.

10.                     STOCK-BASED COMPENSATION

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

The Company granted options to purchase 30,000 and 37,140 shares of its common stock during the six months ended February 28, 2009 and February 29, 2008, respectively.  The fair value of option grants is determined at date of grant, using the Black-Scholes option pricing model with the assumptions listed below.  Based on these valuations, the Company recognized compensation expense of $50,000 and $47,602 during the six months ended February 28, 2009 and February 29, 2008, respectively, related to the options that vested during such time period.  The stock-based expense recorded reduced after-tax net income per share by $0.01 for the six months ended February 28, 2009 and February 29, 2008.  As of February 28, 2009, the total compensation cost for non-vested options not yet recognized in the Company’s statements of operations was $188,592, net of estimated forfeitures.  Additional stock-based compensation expense of $50,248 is expected through the remainder of fiscal year 2009, and expense of $90,424 and $47,837 is expected to be recognized during fiscal 2010 and 2011, respectively.  Future option grants will impact the compensation expense recognized.

The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions and results for the grants:

	February 28, 2009	February 29, 2008
Dividend yield	2.00%	2.00%
Expected volatility	46.7%	42.0%
Expected life of option	5 years	5 years
Average risk-free interest rate	2.88%	3.84%

The weighted average fair value of options granted during the three and six months ended February 28, 2009 and February 29, 2008 was $4.78 and $3.84, respectively.

11.                     GEOGRAPHIC AND SEGMENT INFORMATION

Net sales by geographic location as a percentage of total consolidated net sales for the three and six months ended February 28, 2009 and February 29, 2008 were as follows:

	Three Months Ended		Six Months Ended
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
Inside the U.S.A. to unaffiliated customers	74.0%	75.9%	81.7%	75.9%
Outside the U.S.A. to:
Corporate joint ventures in which the Company is a shareholder directly and indirectly	21.2	13.5	14.2	14.7
Unaffiliated customers	4.8	10.6	4.1	9.4
	100.0%	100.0%	100.0%	100.0%

The following table sets forth the Company’s net sales for the three and six months ended February 28, 2009 and February 29, 2008 by segment:

	Three Months Ended		Six Months Ended
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
ZERUST® sales	$1,727,845	$2,694,850	$4,512,380	$5,860,290
Natur-Tec™ sales	2,692	39,024	485,009	102,708
React-NTI sales	3,633	28,982	7,725	37,284
React Inc. sales	—	—	—	248,160
Total North American net sales	$1,734,170	$2,762,856	$5,005,114	$6,248,441

The following table sets forth the Company’s direct cost of sales for the three and six months ended February 28, 2009 and February 29, 2008 by segment:

	Three Months Ended				Six Months Ended
	February 28, 2009	% of Cost of Sales*	February 29, 2008	% of Cost of Sales*	February 28, 2009	% of Cost of Sales*	February 29, 2008	% of Cost of Sales*
Direct cost of sales
ZERUST® cost of sales	$918,107	53.1%	$1,337,494	49.6%	$2,512,303	55.7%	$2,886,049	49.6%
Natur-Tec™ cost of sales	1,977	73.4%	35,880	91.9%	401,165	82.7%	86,354	84.1%
React-NTI cost of sales	1,733	47.7%	14,115	48.7%	4,120	53.3%	18,953	50.8%
React Inc. cost of sales	—	—	—	—	—	—	209,880	84.6%
Indirect cost of sales	233,619	—	222,465	—	530,815	—	502,409	—
Total North American net cost of sales	$1,155,436		$1,609,954		$3,448, 403		$3,703,645

* The percent of cost of sales is calculated by dividing the direct cost of sales for each individual segment category by the net sales for each segment category.

The Company’s management utilizes product net sales and direct cost of sales for each product in reviewing the financial performance of a product type.  Further allocation of Company expenses or assets, aside from amounts presented in the tables above, is not utilized in evaluating product performance, nor does such allocation occur for internal financial reporting.

12.                     COMMITMENTS AND CONTINGENCIES

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

No management bonus was made or accrued as of February 28, 2009.  There was a $554,173 management bonus accrual as of February 29, 2008.

In April 2007, REACT-NTI, LLC (“React LLC”), an entity that is 75% owned by the Company, was served with a summons and complaint that was filed by Shamrock Technologies, Inc. (“Shamrock”) in state court in New York, which was subsequently removed to the Federal District Court for the Southern District of New York.  The lawsuit sought payment from React LLC of commissions in the approximate amount of $314,500 owed by React LLC under a license agreement between React LLC and Shamrock.  The complaint alleged breach of the license agreement by React LLC and sought damages in an unspecified amount for such breach as well as damages of approximately $300,000 for the alleged failure of React LLC to purchase from Shamrock certain inventory manufactured for sale to a customer.  Shamrock further claimed lost profits with respect to sales made by REACT LLC that were manufactured by parties other than Shamrock.  React LLC denied all of the claims of breach of the license agreement by it and believed that damages caused by Shamrock’s breach of the license agreement and tortious conduct exceeded any amounts owing to Shamrock.  React LLC formally responded to the complaint after removal by moving to dismiss or stay because of Shamrock’s failure to comply with alternative dispute resolution procedures contained in the license agreement.  By court order, the matter was stayed so that the parties could attempt mediation.  The parties mediated for one day and were unsuccessful in resolving the matter.  The parties proceeded with discovery, exchanging answers to interrogatories and documents, and the parties also obtained documents by subpoena from third parties.  With more complete information, the parties decided to dismiss their respective claims without prejudice and return to mediation.  A mediation session was held on December 4, 2008, and the parties continued to negotiate through the mediator via telephone and email thereafter.  The mediator ultimately determined that the parties were at an impasse, and the parties have had no further communication.  Because the mediation and negotiation process did not result in a final settlement, there can be no permanent assurance at the present time that the matter will not result in a material adverse effect on the Company’s business, financial condition or results of operations at some point in the future.

The Company is involved in various other legal actions arising in the normal course of business.  Management is of the opinion that any judgment or settlement resulting from these pending or threatened actions would not have a material adverse effect on the Company’s business, financial condition or results of operations.

In June 2007, the U.S. Internal Revenue Service concluded its audit of the Company’s U.S. federal income tax returns for fiscal 2004 and 2005.  During the course of such audit, the IRS took the position that the Company failed to withhold and assessed against the Company approximately $505,000 of payroll taxes and individual income taxes on travel and other expense reimbursements made to Philip M. Lynch, the Company’s former Chairman of the Board and Chief Executive Officer, and commissions payments made to Inter Alia Holding Co. under that certain former Manufacturer’s Representative Agreement between the Company and Inter Alia, which agreement has since been terminated.  Inter Alia beneficially owns approximately 22.7% of the Company’s outstanding common stock.  G. Patrick Lynch, the Company’s current President and Chief Executive Officer, and three other members of the Lynch family, are shareholders of Inter Alia.  The Company disagreed with the IRS’ position and appealed the matter.  In February 2009, the IRS reversed its position and concluded its audit of the Company’s U.S. federal income tax returns for fiscal 2004 and 2005.

13.                     STATEMENTS OF CASH FLOWS

The Company did not declare or pay any cash dividends during fiscal 2008 and as of April 14, 2009, had not declared or paid any cash dividends during fiscal 2009.

The Company issued 21,513 and 33,595 shares of common stock as stock bonuses under its stock incentive plans to various employees to satisfy $226,961 and $334,270 of accrued payroll liability during the six months ended February 28, 2009 and February 29, 2008, respectively.

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

General Overview

Northern Technologies International Corporation develops and markets proprietary environmentally beneficial products and technical services either directly or via a network of joint ventures and independent distributors in over 50 countries.  NTIC’s primary business is corrosion prevention.  However, NTIC has three emerging businesses that have all generated revenue or are expected to generate revenues in the near future (1) a product line of compounds and finished products based on a portfolio of proprietary bio-plastic technologies marketed under the Natur-Tec™ brand; (2) technology and equipment that convert plastic waste into diesel, gasoline and heavy fractions, which is exclusively licensed from Zbigniew Tokarz, the inventor of the technology and sold through its joint venture Polymer Energy, LLC in North America and Asia; and (3) corrosion prevention technology used in the oil and gas industry, which NTIC sells both directly and through joint ventures.

NTIC participates, either directly or indirectly through holding companies, in 29 corporate joint venture arrangements in North America, South America, Europe, Asia and the Middle East.  Each of these joint ventures generally manufactures and markets finished products in the geographic territory to which it is assigned.  While most of NTIC’s joint ventures currently sell rust and corrosion inhibiting products and custom packaging systems, NTIC also has joint ventures that manufacture, market and sell NTIC’s Natur-Tec™ products, the Polymer Energy technology and equipment that converts plastic waste into diesel, gasoline, and heavy fractions, and its corrosion prevention technology used in the oil and gas industry.  NTIC categorizes its joint ventures into two principal areas: industrial chemical and non-industrial chemical.  The profits of NTIC’s corporate joint ventures are shared by the respective corporate joint venture owners in accordance with their respective ownership percentages.  NTIC typically owns 50% of its joint venture entities and thus does not control the decisions of these entities regarding whether to pay dividends or how much to pay in dividends in any given year.

NTIC has been selling its proprietary ZERUST® and EXCOR® rust and corrosion inhibiting products and services to the automotive, electronics, electrical, mechanical, military and retail consumer markets for over 30 years.  NTIC also offers worldwide on-site technical consulting for rust and corrosion prevention issues.  In North America, NTIC markets its technical services and ZERUST® products principally to industrial users by a direct sales force and a network of independent distributors.  NTIC’s technical service consultants work directly with the end users of NTIC’s products to analyze their specific needs and develop systems to meet their technical requirements.

In addition to ZERUST® products and services, NTIC develops and in the beginning of fiscal 2008 launched a portfolio of bio-based and/ or biodegradable (compostable) polymer resin compounds and finished products under the Natur-Tec™ brand.  These products are intended to reduce NTIC’s customers’ carbon footprint and provide environmentally sound disposal options.  In recent years, a combination of market drivers, such as higher petroleum prices, a desire to reduce dependence on foreign oil, increased environmental awareness at the consumer level and regulations banning the use of traditional, petroleum-based plastics, have led to interest in sustainable, renewable resource-based and compostable alternatives to traditional plastics.  Natur-Tec™ bio-based and/ or biodegradable plastics are manufactured using NTIC’s patented and/or proprietary technologies and are intended to replace conventional petroleum-based plastics.  The Natur-Tec™ bioplastics portfolio includes flexible film, foam, rigid injection molded materials and engineered plastics.  Natur-Tec™ biodegradable and compostable finished products include shopping and grocery bags, lawn and leaf bags, can liners, pet waste collection bags, cutlery, packaging foam and coated paper products and are engineered to be fully biodegradable in a composting environment.  Unlike competing plastic products claiming to be “degradable” or “oxo-degradable” that only break down into smaller plastic fragments, Natur-Tec™ products are designed to completely biodegrade within 180 days in accordance with the ASTM D6400 standard for compostable plastics and are certified 100 percent biodegradable and compostable by the Biodegradable Products Institute.

NTIC’s Polymer Energy LLC joint venture licenses the technology from Zbigniew Tokarz, the inventor of the technology and markets and sells a system that uses catalytic pyrolysis to efficiently convert plastic waste (primarily polyolefins) into hydrocarbons (primarily a mix of diesel, gasoline, and heavy fractions,). Each unit can process up to ten tons of plastic waste per day, and the modular design allows for easily scalable capacity. The Polymer Energy™ process can handle plastic that is contaminated with other types of waste such as metals, glass, dirt and water and the system can tolerate up to 25% of other waste in the input waste stream. The output crude oil mix is high-grade and can be further processed in a refinery or used as an input for co-generation of electricity. NTIC, through Polymer Energy LLC, a joint venture in which NTIC has a 62.5% interest has an exclusive license to market the technology in countries in Asia and North America as per the current JV agreement.

In January 2009, NTIC announced the signing of a multi-year contract between NTIC’s Brazilian joint venture (Zerust Prevencao de Corrosao S.A.) and Petroleo Brasileiro S.A. (Petrobras) to install and service proprietary corrosion protection technologies on the roofs of an initial set of aboveground oil storage tanks at the Petrobras REDUC refinery in Rio de Janeiro, Brazil.  At the end of March 2009, NTIC announced that it has signed multiple research and development contracts with Petrobras’ research and development group at the Leopoldo Américo Miguez de Mello Research & Development Center (CENPES) pursuant to which the parties will undertake a 20-month Petrobras funded effort to explore, understand and resolve bottom plate corrosion issues in aboveground storage tanks. A second 12-month Petrobras sponsored project also has started aimed at field trials of certain pipeline protection technologies. These initiatives are designed to help mitigate corrosion for critical oil and gas industry infrastructure. The projects are directly between NTIC and Petrobras and will primarily be supported by NTIC’s R&D facilities in Beachwood, Ohio. Any new intellectual property generated will be jointly owned by NTIC and Petrobras with NTIC having access to commercialization rights.  In addition, NTIC is pursuing opportunities to market NTIC’s technology to other potential customers in the oil and gas industry across several countries through its joint venture partners and other strategic partners.  NTIC believes the sale of its new ZERUST® products to customers in the oil and gas industry will involve a long sales cycle, likely including a one- to two-year trial period with each customer and a slow integration process thereafter.

Financial Overview

Like many companies, NTIC’s operating results have been adversely affected by worldwide economic conditions, particularly adverse conditions affecting the worldwide automobile industry.  One of the primary markets for NTIC’s rust and corrosion inhibiting products has been the automotive industry.  While the automotive industry until recently had been growing worldwide, it has in the short term been contracting significantly, and is not expected to improve in the short to medium term, especially in light of the current worldwide economic conditions affecting that industry.  In particular, the U.S. auto industry furloughs in the beginning of calendar 2009 adversely affected sales of NTIC’s ZERUST® products during NTIC’s second fiscal quarter 2009.  In response to such conditions, NTIC implemented several cost reduction measures, which had some effect on NTIC’s operating results for its second fiscal quarter 2009, but are expected to have a greater impact on NTIC’s results of operations going forward, beginning in its third fiscal quarter 2009.  While NTIC recognized a net loss during its three and six months ended February 28, 2009, due in part to loss on impairment of $554,000 relating to the React-NTI, LLC business, NTIC believes its operating results from its ZERUST® business will improve during third fiscal quarter 2009.

NTIC’s North American consolidated net sales decreased 19.9% during the six months ended February 28, 2009 compared to the six months ended February 29, 2008 primarily as a result of decreased demand for NTIC’s ZERUST® products and the elimination of the React Inc. sales, partially offset by sales of NTIC’s new Natur-Tec™ products.  During the six months ended February 28, 2009, 90.2% of NTIC’s consolidated net sales were derived from sales of ZERUST® and EXCOR® rust and corrosion inhibiting packaging products and services.  Net sales of ZERUST®

products decreased 23.0% to $4,512,380 during the six months ended February 28, 2009 compared to $5,860,290 during the six months ended February 29, 2008.

During the six months ended February 28, 2009, 9.7% of NTIC’s North American consolidated net sales were derived from the sales of Natur-Tec™ products compared to 1.6% during the six months ended February 29, 2008.  Net sales of Nature-Tec™ products increased 372.2% to $485,009 during the six months ended February 28, 2009 compared to $102,708 during the six months ended February 29, 2008. NTIC believes that its Natur-Tec™ business during second fiscal quarter 2009 was adversely affected by the U.S. economic recession which NTIC believes adversely affected the ability of its principal Natur-Tec™ distributor to purchase and distribute Natur-Tec™ products from NTIC during second fiscal quarter 2009.  NTIC believes that NTIC’s Natur-Tec™ sales will not increase significantly until the end of the third or beginning of NTIC’s fourth fiscal quarter 2009 primarily as a result of this significant customer.

As previously disclosed, almost all historical sales by React-NTI included in NTIC’s consolidated statement of operations were derived from sales by React Inc., a 100% owned subsidiary of React-NTI, of proprietary ink additives to one customer.  During fourth quarter of fiscal 2007, this customer notified React Inc. that no future orders would be placed after current orders were received.  As a result, NTIC anticipates no additional sales of proprietary ink additives.  Concurrent with the decline of its ink additive sales, React-NTI continued to develop and pursue additional sales through a patented sintered metal mold release agent sold under the brand name SERAVAT™ and renewable resource-based personal care chemical additive under the brand name Farona™.  In fiscal 2009, NTIC implemented several cost control and cash preservation measures.  These measures included elimination of further product and market development related to these products.

 As a result of these changes, management determined that the fair value of the React-NTI reporting unit was less than the carrying value.  As a result, a loss on impairment of goodwill and long-lived assets of $554,000 was recorded for the three months ended February 28, 2009 to appropriately reflect the fair value of such assets.  In addition, during the three months ended February 28, 2009, NTIC derecognized previously recorded trade payables of $320,000 as a result of negotiations between NTIC and its vendor.  This amount is recorded in general and administrative expenses in NTIC’s consolidated statement of operations.  At February 28, 2009, the remaining net book value of the assets and liabilities of React-NTI and its subsidiaries approximates $0.

Cost of goods sold as a percentage of net sales increased to 68.9% in the six months ended February 28, 2009 as compared to 59.3% for the six months ended February 29, 2008 primarily as a result of the significant increase of Natur-Tec™ products sales as a percentage of total sales during the six months ended February 28, 2009 compared to the six months ended February 29, 2008, which sales are sold at lower margins than NTIC’s ZERUST® products.

In December 2008 and January 2009, NTIC implemented a number of cost cutting measures to help counter the negative impact of the current worldwide economic crisis, especially with respect to its effect on the worldwide automotive industry.  NTIC reduced the base salaries of its executive and other officers by approximately 15% on average, by 10% for all other employees and suspended NTIC’s matching of 401(k) contributions.  NTIC also implemented a hiring freeze and laid off 16% of its work force.  Furthermore, significant cost concessions were requested and obtained from all of NTIC’s major vendors and service providers.  NTIC enacted other expense control measures across all of its departments with the objective to conserve cash and reduce expenses while protecting the essential sales and marketing efforts of each business.  Beginning in March 2009, NTIC expects to realize an approximate 30% reduction in its overall expenses as a result of these cost cutting measures.

Total net sales of all of NTIC’s joint ventures decreased 33.9% to $32,476,685 during the six months ended February 28, 2009 compared to $49,091,121 during the six months ended February 29, 2008 primarily as a result of decreased demand for ZERUST® products due to the global economic slowdown and, to a lesser extent, the foreign currency exchange rate of the U.S. dollar compared to other currencies in which NTIC’s joint ventures conduct business.  As a result of the decrease in total net sales of NTIC’s joint ventures, NTIC recognized a 35.8% decrease in fee income for technical and support services and its equity in income of corporate joint ventures and holding companies decreased 64.8% to $657,732 during the six months ended February 28, 2009 compared to $1,867,856 during the six months ended February 29, 2008.  NTIC incurs direct expenses related to its corporate joint ventures and holding companies.  Such expenses include product and business development, consulting, travel, technical and marketing services to existing joint ventures, legal fees incurred in the establishment of new joint ventures, registration and promotion and legal defense of worldwide trademarks, and legal fees incurred in connection with the filing of patent applications.  NTIC incurred $2,495,062 in direct joint venture expenses during the six months ended February 28, 2009 compared to $2,424,684 during the six months ended February 29, 2008, an increase of 2.9%.  NTIC’s total income from its corporate joint ventures and holding companies decreased 96.2% to $101,245 for the six months ended February 28, 2009 compared to income of $2,636,366 for the six months ended February 29, 2008 primarily as a result of the adverse worldwide economic situation.

NTIC spent $1,417,295 in the six months ended February 28, 2009 and $1,201,361 in the six months ended February 29, 2008 in connection with its research and development activities.  NTIC anticipates that it will spend between $2,800,000 and $3,000,000 in total during fiscal 2009 on research and development activities related to its new technologies.  These expenses are accounted for in the “Expenses incurred in support of corporate joint ventures” section of NTIC’s consolidated statements of operations.

NTIC’s net income amounted to a loss of ($1,500,805), or a loss of ($0.40) per diluted common share, for the six months ended February 28, 2009 compared to income of $1,317,866, or $0.35 per diluted common share, for the six months ended February 29, 2008.  This decrease was primarily the result of the decreased demand of NTIC’s ZERUST® products in the United States and internationally due to the global economic recession, and to a lesser extent, the $554,000 loss on impairment relating to React-NTI.

NTIC’s working capital was $5,905,213 at February 28, 2009, including $244,245 in cash and cash equivalents.  As of February 28, 2009, NTIC had $599,000 of borrowings under its $2,300,000 demand line of credit.  As of February 28, 2009, an additional $600,000 was committed under the demand line of credit to cover a letter of credit.

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

Results of Operations

The following table sets forth NTIC’s results of operations for the three months ended February 28, 2009 and February 29, 2008.

	February 28, 2009	% of Net Sales	February 29, 2008	% of Net Sales	$ Change	% Change
Net sales	$1,734,170	100.0%	$2,762,856	100.0%	$(1,028,686)	(37.2)%
Cost of goods sold	1,155,436	66.6%	1,609,954	58.3%	(454,518)	(28.2)%
Selling expenses	575,796	33.2%	754,302	27.3%	(178,506)	(23.7)%
General and administrative expenses	644,524	37.2%	894,525	32.4%	(250,001)	(27.9)%
Lab and technical support expenses	31,395	1.8%	53,616	1.9%	(22,221)	(41.4)%
Loss on impairment	$554,000	32.0%	$0	0%	$554,000	—

The following table sets forth NTIC’s results of operations for the six months ended February 28, 2009 and February 29, 2008.

	Six Months Ended February 28, 2009	% of Net Sales	Six Months Ended February 29, 2008	% of Net Sales	$ Change	% Change
Net sales	$5,005,114	100.0%	$6,248,441	100.0%	$(1,243,327)	(19.9)%
Cost of goods sold	3,448,403	68.9%	3,703,645	59.3%	(255,242)	(6.9)%
Selling expenses	1,346,366	26.9%	1,613,946	25.8%	(267,580)	(16.6)%
General and administrative expenses	1,585,962	31.7%	1,842,822	29.5%	(256,860)	(13.9)%
Lab and technical support expenses	37,462	0.8%	110,744	1.8%	(73,282)	(66.2)%
Loss on impairment	$554,000	32.0%	$0	0%	$554,000	—

Net Sales. NTIC’s net sales originating in the United States decreased 37.2% and 19.9% during the three and six months ended February 28, 2009, respectively, compared to the same respective periods in fiscal 2008 primarily as a result of decreased demand for NTIC’s ZERUST® products as a result of the U.S. economic recession and, to a lesser extent, the loss of the principal customer of React Inc., partially offset by sales of NTIC’s new Natur-Tec™ products.

The following table sets forth NTIC’s net sales for the three months ended February 28, 2009 and February 29, 2008 by segment:

	February 28, 2009	February 29, 2008	$ Change	% Change
ZERUST® sales	$1,727,845	$2,694,850	$(967,005)	(35.9)%
Natur-Tec™ sales	2,692	39,024	(36,331)	(93.1)%
React-NTI sales	3,633	28,982	(25,349)	(87.5)%
React Inc. sales	0	0	—	—
Total North American net sales	$1,734,170	$2,762,856	$(1,028,685)	(37.2)%

The following table sets forth NTIC’s net sales for the six months ended February 28, 2009 and February 29, 2008 by segment:

	February 28, 2009	February 29, 2008	$ Change	% Change
ZERUST® sales	$4,512,380	$5,860,290	$(1,347,909)	(23.0)%
Natur-Tec™ sales	485,009	102,708	382,301	372.2%
React-NTI sales	7,725	37,284	(29,559)	(79.3)%
React Inc. sales	0	248,160	(248,160)	(100)%
Total North American net sales	$5,005,114	$6,248,441	$(1,243,327)	(19.9)%

Cost of Goods Sold.  Cost of goods sold decreased 28.2% and 6.9% for the three months and six months ended February 28, 2009, respectively, compared to the same respective periods in fiscal 2008 primarily as a result of the significant decrease in sales of NTIC’s ZERUST® products and the loss of the principal customer of React Inc.  Cost of sales as a percentage of net sales increased to 66.6% and 68.9% for the three and six months ended February 28, 2009, respectively, compared to 65.3% and 59.3% in the same respective periods in fiscal 2008 primarily as a result of smaller profit margins realized by sales of NTIC’s Natur-Tec™ products compared to sales of NTIC’s ZERUST® products.

Selling Expenses.  NTIC’s selling expenses decreased 23.7% for the three months ended February 28, 2009 compared to the same period in fiscal 2008 due to decreases in (i) salaries of $35,000, (ii) consulting expense of $31,000, (iii) travel related expenses of $30,000 and (iv) commissions of $39,000.  NTIC’s selling expenses decreased 16.6% for the six months ended February 28, 2009 compared the same period in fiscal 2008 due to decreases in (i) salaries of $100,000, (ii) consulting expense of $60,000, (iii) commissions of $55,000 and (iv) travel related expenses of $80,000.  Selling expenses as a percentage of net sales increased to 33.2% and 26.9% during the three and six months ended February 28, 2009, respectively, from 27.3% and 25.8% during the same respective periods in fiscal 2008, due to the decrease in net sales.

General and Administrative Expenses.  NTIC’s general and administrative expenses decreased by 27.9% during the three months ended February 28, 2009 compared to the same period in fiscal 2008 due to decreases in (i) audit and tax expense of $40,000 and (ii) general expenses associated with React-NTI of $60,000.  Additionally, during the three months ended February 28, 2009, NTIC derecognized previously recorded trade payables of $320,000 as a result of negotiations between NTIC and its vendor.  NTIC’s general and administrative expenses decreased by 6.2% during the six months ended February 28, 2009 compared to the same period in fiscal 2008 due to decreases in (i) audit and tax expense of $66,000 and (ii) general expenses associated with React-NTI of $60,000.  As a percentage of net sales, general and administrative expenses increased to 37.2% and 31.7% during the three and six months ended February 28, 2009, respectively, from 32.4% and 29.5% during the same respective periods in fiscal 2008, due to the decrease in net sales.  NTIC includes expenses in general and administrative expenses that provide benefit to the various joint ventures in addition to providing benefit to NTIC’s North American operations, including specifically, expenses associated with information technology, general insurance, executive and non-executive salary, bonus and benefits, building expenses, audit and tax and directors fees.

Lab and Technical Support Expenses.  NTIC’s lab and technical support expenses decreased by 41.4% and 66.2% during the three and six months ended February 28, 2009, respectively, compared to the same respective periods in fiscal 2008 primarily as a result of a change in the allocation of these expenses to sales activities.  As a percentage of net sales, lab and technical support expenses were relatively immaterial during the three and six months ended February 28, 2009 as well as during the same respective periods in fiscal 2008.

International Corporate Joint Ventures and Holding Companies.  Net sales of NTIC’s corporate joint ventures for the three and six months ended February 28, 2009 and the same respective periods in fiscal 2008, excluding React-NTI LLC, were as follows:

	Three Months Ended		Six Months Ended
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
Industrial chemical	$11,147,616	$24,850,908	$31,990,432	$48,477,356
Non-industrial chemical	219,483	296,098	486,253	613,765
Total	$11,367,099	$25,147,006	$32,476,685	$49,091,121

NTIC receives fees for technical and other support services it provides to its corporate joint ventures based on the revenues of the individual corporate joint ventures.  NTIC recognized fee income for such support of $617,850 and $1,938,569 in the three and six months ended February 28, 2009, respectively, compared to $1,626,632 and $3,020,427 during the same respective periods in fiscal 2008, a decrease of 62.0% and 35.8%, respectively.  The decrease in fees for technical and other support to its corporate joint ventures was due to the decrease in revenues from the corporate joint ventures as a whole, as well as the foreign currency exchange rate of the U.S. dollar compared to other currencies in which NTIC’s joint ventures conduct business.

NTIC sponsors a worldwide corporate joint venture conference approximately every three to four years in which all of its corporate joint ventures are invited to participate.  NTIC defers a portion of its technical and other support fees received from its corporate joint ventures in each accounting period leading up to the next conference, reflecting that NTIC has not fully earned the payments received during that period.  The next corporate joint venture conference is scheduled to be held in the summer of 2010.  There was no deferred income recorded within other accrued liabilities during the three and six months ended February 28, 2009 related to this future conference; however, $288,000 has been accrued over the past three fiscal years.  The costs associated with these joint venture conferences are offset against the deferral as incurred, generally in the period in which the conference is held and immediately before.

NTIC incurred direct expenses related to its corporate joint ventures and the holding companies and new technologies of $1,317,028 and $2,495,062 during the three and six months ended February 28, 2009, respectively, compared to $1,185,509 and $2,424,684 during the same respective periods in fiscal 2008, an increase of 41.9% and 18.0%, respectively.  These increases were primarily attributable to the $400,000 of impairment expenses associated with React-NTI and React Inc. that was recognized in the three months ended February 28, 2009.

NTIC had equity in (loss) income of corporate joint ventures and holding companies of ($1,028) and $657,738 during the three and six months ended February 28, 2009, respectively, compared to $813,174 and $1,867,856 during the same respective periods in fiscal 2008. These decreases were due primarily to the decrease in sales from NTIC’s corporate joint ventures as a whole due to the global economic recession, as well as the foreign currency exchange rate of the U.S. dollar compared to other currencies in which NTIC’s joint ventures conduct business.

Interest Income.  NTIC’s interest income increased slightly to $874 and $1,319 during the three and six months ended February 28, 2009, respectively, compared to $424 and $919 for the same respective periods in fiscal 2008 due to higher average invested cash balances during the most recent periods.

Interest Expense.  NTIC’s interest expense increased slightly to $42,440 and $74,338 during the three and six months ended February 28, 2009, respectively, compared to $40,952 and $72,115 for the same respective periods in fiscal 2008 due to higher average outstanding debt levels during the most recent periods.

(Loss) Income Before Income Tax Expense.  (Loss) income before income tax expense decreased to ($1,967,690) and ($1,921,805) during the three and six months ended February 28, 2009, respectively, compared to $848,690 and $1,584,886 for the same respective periods in fiscal 2008.

Income Tax (Benefit) Expense. Income tax (benefit) expense decreased to ($454,000) and ($421,000) during the three and six months ended February 28, 2009, respectively, compared to $189,000 and $267,000 in the same respective periods in fiscal 2008.  Income tax (benefit) expense was calculated based on management’s estimate of NTIC’s annual effective income tax rate.  NTIC’s annual effective income tax rate during the three and six months ended February 28, 2009 and February 29, 2008 was lower than the statutory rate primarily due to NTIC’s equity in income of corporate joint ventures being recognized based on after-tax earnings of these entities.  To the extent joint ventures’ undistributed earnings are distributed to NTIC, it is not expected to result in any material additional income tax liability after the application of foreign tax credits.

Liquidity and Capital Resources

Sources of Cash and Working Capital.  As of February 28, 2009, NTIC’s working capital was $5,905,213, including $244,245 in cash and cash equivalents, compared to working capital of $4,941,371, including $260,460 in cash and cash equivalents, as of August 31, 2008.

On April 10, 2008, NTIC entered into a Promissory Note Modification Agreement with National City Bank pursuant to which NTIC’s demand line of credit was increased to $2,300,000 and its $1,500,000 revolving credit facility was terminated.  Advances made under the demand line of credit will be made at the sole discretion of National City Bank and will be due and payable on demand.  Outstanding amounts under the demand line of credit bear interest at an annual rate based on LIBOR plus 2.25%.  As of February 28, 2009, the interest rate was 2.61%.  Interest is payable in arrears on the 15th day of each month and on demand.  As of February 28, 2009, NTIC had $599,000 in borrowings under its $2,300,000 demand line of credit.  As of February 28, 2009, an additional $600,000 was committed under the demand line of credit to cover a letter of credit.

NTIC believes that a combination of its existing cash and cash equivalents, forecasted cash flows from future operations, anticipated distributions of earnings and technical assistance fees to NTIC from its joint venture investments and funds available through existing or anticipated financing arrangements, will continue to be adequate to fund its existing operations, capital expenditures, debt repayments and any stock repurchases for at least the next 12 months.  In an effort to increase net sales, NTIC continues to spend resources in furtherance of its emerging businesses – its biodegradable and compostable plastics products marketed under the Natur-Tec™ brand, its technology and machinery that converts plastic waste into diesel, gasoline and heavy fractions and the application of its corrosion inhibiting technology into the oil and gas industry.  During fiscal 2009, NTIC expects to invest additional research and development and marketing efforts and resources into these emerging businesses, product lines and markets.  In order to take advantage of such new product and market opportunities to expand its business and increase its revenues, NTIC may decide to finance such opportunities by borrowing under its line of credit or raising additional financing through the issuance of debt or equity securities.  There is no assurance that any financing transaction will be available on terms acceptable to NTIC or at all, or that any financing transaction will not be dilutive to NTIC’s current stockholders.

Uses of Cash and Cash Flows.  Cash flows used in operating activities for the six months ended February 28, 2009 was $1,462,704, which resulted principally from NTIC’s net loss, equity income of corporate joint ventures, increases in joint venture trade receivables, income tax receivables, prepaid expenses and decreases in accounts payable and accrued liabilities, partially offset by decreases in trade receivables excluding joint ventures and inventories, the loss on the impairment of assets and depreciation expense.  Cash flows used in operating activities for the six months ended February 29, 2008 was $1,205,428, which resulted principally from the equity income of corporate joint ventures, increases in technical and other services receivables, inventories and prepaid expenses and decreases in accounts payable, partially offset by net income, depreciation and amortization expense, decreases in trade receivables and increases in accrued liabilities.

Net cash provided by investing activities for the six months ended February 28, 2009 was $1,988,289, which was comprised of dividends received from corporate joint ventures, decrease in other assets and disposal of industrial patents, partially offset by additions to property and equipment and investments in patents.  Net cash provided by investing activities for the six months ended February 29, 2008 was $1,390,673, which was comprised of dividends received from corporate joint ventures and the sale of a joint venture, partially offset by additions to property and equipment, loans made and investment in joint ventures.

Net cash used in financing activities for the six months ended February 28, 2009 was $541,800, which resulted primarily from bank overdrafts and principal payments on the bank loan for NTIC’s corporate headquarters building, partially offset by borrowings made under the demand line of credit.  Net cash provided by financing activities for the six months ended February 29, 2008 was $31,417, which resulted primarily from proceeds from the employee stock purchase plan, partially offset by principal payments on the bank loan for NTIC’s corporate headquarters building.

Capital Expenditures and Commitments.  NTIC had no material lease commitments as of February 28, 2009, except for a lease agreement entered into by NTI Facilities, Inc., a subsidiary of NTIC, for approximately 17,000 square feet of office, manufacturing, laboratory and warehouse space in Beachwood, Ohio, requiring monthly payments of $17,500, which are adjusted annually according to the annual consumer price index, through November 2014.

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

NTIC’s demand line of credit bears interest at a rate based on LIBOR and thus may subject NTIC to some market risk on interest rates.  As of February 28, 2009, NTIC had $599,000 of borrowings under its $2,300,000 demand line of credit.  As of February 28, 2009, an additional $600,000 was committed under the demand line of credit to cover a letter of credit.

Critical Accounting Policies and Estimates

There have been no material changes to NTIC’s critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in NTIC’s annual report on Form 10-K for the fiscal year ended August 31, 2008.

Recent Accounting Pronouncements

See Note 2 NTIC’s annual report on Form 10-K for the fiscal year ended August 31, 2008 for a discussion of recent accounting pronouncements.

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

•                  The effect of the significant downturn in the U.S. and worldwide automotive industry on NTIC’s business;

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

•                  Increased competition;

•                  The economic success of NTIC’s three emerging new businesses;

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

For more information regarding these and other uncertainties and factors that could cause NTIC’s actual results to differ materially from what NTIC has anticipated in its forward-looking statements or otherwise could materially adversely affect its business, financial condition or operating results, see NTIC’s annual report on Form 10-K for the fiscal year ended August 31, 2008 under the heading “Part I – Item 1A. Risk Factors.”

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

Changes in Internal Control over Financial Reporting

There was no change in NTIC’s internal control over financial reporting that occurred during the quarter ended February 28, 2009 that has materially affected, or is reasonably likely to materially affect NTIC’s internal control over financial reporting.

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

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Equity Securities

During the three months ended February 28, 2009, NTIC did not issue any shares of its common stock or other equity securities of NTIC that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

During the three months ended February 28, 2009, NTIC did not purchase any shares of its common stock or other equity securities of NTIC.

On November 13, 2003, the Board of Directors of NTIC authorized Matthew Wolsfeld, Chief Financial Officer of NTIC, to repurchase on behalf of NTIC, up to 100,000 shares of NTIC’s common stock from time to time in accordance with applicable rules governing issuer stock repurchases.  Since being authorized, NTIC has not repurchased and retired any shares of its common stock.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)     The Annual Meeting of Stockholders of NTIC was held on January 29, 2009.

(b)     The results of the stockholder votes were as follows:

	For	Against/ Withheld	Abstain	Broker Non-Vote
1. Election of Directors
Pierre Chenu	3,067,231	26,305	0	0
Tilman B. Frank, M.D.	3,064,954	28,582	0	0
Soo-Keong Koh	3,064,940	28,596	0	0
Donald A. Kubik, Ph.D.	3,067,231	26,305	0	0
Sunggyu Lee, Ph.D.	3,066,217	27,319	0	0
G. Patrick Lynch	3,072,898	20,637	0	0
Mark M. Mayers	3,064,831	28,705	0	0
Ramani Narayan, Ph.D.	3,063,216	30,320	0	0
Mark J. Stone	3,062,939	30,597	0	0

2. Amend Certificate of Incorporation to Eliminate Liability of Directors	2,963,847	119,054	10,633	0

3. Amend Certificate of Incorporation to Create Blank Check Preferred Stock	1,204,741	203,798	1,380	1,683,617

4. Ratification of Appointment of Virchow Krause & Company LLP as Independent Registered Public Accounting Firm	3,069,182	12,338	12,015	0

ITEM 5.          OTHER INFORMATION

Not applicable.

ITEM 6.          EXHIBITS

The following exhibits are being filed or furnished with this quarterly report on Form 10-Q:

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Northern Technologies International Corporation (filed herewith)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

Date: April 14, 2009	Matthew C. Wolsfeld, CPA
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