Form 10-Q
period 2009-05-31
NORTHERN TECHNOLOGIES INTERNATIONAL CORP
filed 2009-07-14
CIK 875582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to                 .

Commission File Number:  001-11038

NORTHERN TECHNOLOGIES INTERNATIONAL
CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	41-0857886
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4201 Woodland Rd. Circle Pines, Minnesota 55014
(Address of principal executive offices)

(763) 225-6600
(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☐ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

As of July 14, 2009, 3,754,597 shares of common stock of the registrant were outstanding.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

FORM 10-Q

May 31, 2009

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

PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AS OF MAY 31, 2009 (UNAUDITED) AND AUGUST 31, 2008 (AUDITED)

	May 31, 2009	August 31, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$141,639	$260,460
Receivables:
Trade excluding corporate joint ventures, less allowance for doubtful accounts of $30,000 at May 31, 2009 and $10,000 at August 31, 2008	1,172,454	1,962,222
Trade corporate joint ventures	658,559	530,609
Technical and other services, corporate joint ventures	1,621,489	3,065,738
Income taxes	734,505	28,961
Inventories	2,294,229	2,725,466
Prepaid expenses	198,179	179,766
Deferred income taxes	183,300	183,300
Total current assets	7,004,354	8,936,522

PROPERTY AND EQUIPMENT, net	3,637,944	3,754,565

OTHER ASSETS:
Investments in corporate joint ventures:
Industrial chemical	14,146,452	15,676,876
Industrial non-chemical	312,913	339,471
Deferred income taxes	837,300	837,300
Notes receivable	140,000	140,000
Industrial patents and trademarks, net	903,393	1,015,321
Goodwill	—	304,000
Other	13,193	325,557
	16,353,251	18,638,525
	$26,995,549	$31,329,612

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank overdrafts	$187,473	$1,039,757
Borrowings made on line of credit	963,000	86,000
Current portion of note payable	33,562	31,556
Accounts payable	289,423	1,251,522
Accrued liabilities:
Payroll and related benefits	210,304	1,102,992
Deferred joint venture royalties	288,000	288,000
Other	117,452	195,324
Total current liabilities	2,089,214	3,995,151

NOTE PAYABLE, NET OF CURRENT PORTION	1,153,959	1,179,972
MINORITY INTEREST	—	3,398

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value; authorized 10,000 shares; none issued and outstanding	—	—
Common stock, $0.02 par value per share; authorized 10,000,000 shares; issued and outstanding 3,754,597 and 3,729,457, respectively	75,092	74,556
Additional paid-in capital	5,596,307	5,271,417
Retained earnings	16,533,454	18,672,938
Accumulated other comprehensive income	1,547,523	2,132,180
Total stockholders’ equity	23,752,376	26,151,091
	$26,995,549	$31,329,612

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES - CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

THREE AND NINE MONTHS ENDED MAY 31, 2009 AND 2008

	Three Months Ended		Nine Months Ended
	May 31, 2009	May 31, 2008	May 31, 2009	May 31, 2008
NORTH AMERICAN OPERATIONS:
Sales	$1,673,634	$3,269,721	$6,678,748	$9,518,162
Cost of goods sold	995,672	2,059,855	4,444,075	5,763,500
Gross profit	677,962	1,209,866	2,234,673	3,754.662

Operating expenses:
Selling	577,736	799,949	1,924,102	2,413,895
General and administrative	599,012	702,592	2,184,974	2,545,414
Lab and technical support	13,823	32,631	51,285	143,375
Loss on impairment	—	—	554,000	—
	1,190,571	1,535,172	4,714,361	5,102,684

NORTH AMERICAN OPERATING LOSS	(512,609)	(325,306)	(2,479,688)	(1,348,022)

CORPORATE JOINT VENTURES AND HOLDING COMPANIES:
Equity in income of industrial chemical corporate joint ventures and holding companies	(14,824)	1,155,282	663,734	3,109,093
Equity in income (loss) of industrial non-chemical corporate joint ventures and holding companies	7,986	(16,142)	(12,834)	(102,097)
Gain on sale of industrial chemical corporate joint venture	—	—	—	172,767
Fees for technical support and other services provided to corporate joint ventures	821,810	1,517,428	2,760,379	4,537,855
Expenses incurred in support of corporate joint ventures and new technologies	(880,168)	(1,412,582)	(3,375,230)	(3,837,266)

(LOSS) INCOME FROM ALL CORPORATE JOINT VENTURES AND HOLDING COMPANIES	(65,196)	1,243,986	36,049	3,880,352

INTEREST INCOME	6,509	22,277	7,828	23,196
INTEREST EXPENSE	(27,933)	(21,757)	(102,271)	(93,872)
OTHER INCOME	4,550	6,825	18,200	21,582
GAIN ON SALE OF ASSETS	—	—	—	5,529
MINORITY INTEREST	—	10,123	3,398	32,269

(LOSS) INCOME BEFORE INCOME TAX EXPENSE	(594,679)	936,148	(2,516,484)	2,521,034

INCOME TAX EXPENSE (BENEFIT)	44,000	148,000	(377,000)	415,000

NET (LOSS) INCOME	$(638,679)	$788,148	$(2,139,484)	$2,106,034

NET (LOSS) INCOME PER COMMON SHARE:
Basic	$(0.17)	$0.21	$(0.57)	$0.57
Diluted	$(0.17)	$0.21	$(0.57)	$0.56

WEIGHTED AVERAGE COMMON SHARES ASSUMED OUTSTANDING:
Basic	3,754,596	3,723,166	3,746,977	3,704,673
Diluted	3,754,596	3,758,646	3,746,977	3,741,558

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND

SUBSIDIARIES - CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

NINE MONTHS ENDED May 31, 2009 and 2008

	Nine Months Ended
	May 31, 2009	May 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,139,484)	$2,106,034
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Expensing of fair value of stock options vested	75,000	71,403
Change in allowance for doubtful accounts	20,000	—
Depreciation expense	294,852	262,808
Amortization expense	106,391	116,196
Loss on asset impairment	554,000	—
Loss (gain) on disposal of assets	46,302	(5,529)
Minority interest expense	(3,398)	(32,269)
Equity in income (loss) from corporate joint ventures:
Industrial chemical	(663,734)	(3,109,093)
Industrial non-chemical	12,834	102,097
Gain on sale of industrial chemical corporate joint venture	—	(172,767)
Deferred income taxes	—	413,000
Deferred joint venture royalties	—	72,000
Change in current assets and liabilities:
Receivables:
Trade excluding corporate joint ventures	769,768	(443,078)
Trade corporate joint ventures	(127,950)	121,062
Technical and other services receivables, corporate joint ventures	1,444,249	(1,106,084)
Income taxes	(705,544)	29,755
Inventories	431,237	(227,709)
Prepaid expenses and other assets	29,708	(93,622)
Income taxes payable	—	168,145
Accounts payable	(962,099)	(483,276)
Accrued liabilities	(743,599)	614,972
Net cash used in operating activities	(1,561,467)	(1,595,955)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of assets	—	6,201
Investment in corporate joint ventures	(666,663)	(117,950)
Dividends received from corporate joint ventures	2,289,888	1,805,411
Proceeds from sale of industrial chemical corporate joint ventures	—	364,000
Loans made		(140,000)
Additions to property and equipment	(178,231)	(266,192)
Additions to industrial patents	(26,522)	(141,105)
Net cash provided by investing activities	1,418,472	1,510,365

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdrafts	(852,284)	236,480
Net borrowings made on line of credit	877,000	—
Repayment of note payable	(24,007)	(21,895)
Proceeds from employee stock purchase plan	23,465	45,500
Net cash provided by financing activities	24,174	260,085

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(118,821)	174,495
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	260,460	244,499

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$141,639	$418,994

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.         INTERIM FINANCIAL INFORMATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all necessary adjustments, which are of a normal recurring nature, and present fairly the consolidated financial position of Northern Technologies International Corporation and its subsidiaries (the “Company”) as of May 31, 2009 and the results of their operations for the three and nine months ended May 31, 2009 and 2008 and their cash flows for the nine months ended May 31, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).

These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s annual report on Form 10-K for the fiscal year ended August 31, 2008 and with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section appearing in this report.  Operating results for the three and nine months ended May 31, 2009 are not necessarily indicative of the results that may be expected for the full fiscal year ending August 31, 2009.

2.         RECENTLY ISSUED FINANCIAL PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162”.  This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  The objective of this Statement is to replace Statement 162 and to establish the FASB Accounting Standards Codification TM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The Company does not believe that the adoption of SFAS 168 will have a material effect on its results of operations, financial position or cash flows.

In June 2009, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 167, “Amendments to FASB Interpretation No. 46(R)”, which amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R). This statement is effective as of the beginning of the first fiscal year that begins after November 15, 2009. This statement will be effective for the Company beginning in fiscal 2011. The Company is assessing the potential impact of adoption.

In June 2009, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 (“SFAS 166”).  SFAS 166 is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.   SFAS 166 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited.   This Statement must be applied to transfers occurring on or after the effective date.

Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes.  Therefore, formerly qualifying special-purpose entities (as defined under previous accounting standards) should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance.  If the evaluation on the effective date results in consolidation, the reporting entity should apply the transition guidance provided in the pronouncement that requires consolidation.  Additionally, the disclosure provisions of this Statement should be applied to transfers that occurred both before and after the effective date of this Statement.   The Company is assessing the potential impact of adoption.

In May 2009, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 165, Subsequent Events (“SFAS 165”).  SFAS 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued.  This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented.  SFAS 165 is effective for interim and annual periods ending after June 15, 2009.  The Company is currently assessing the effect that SFAS 165 will have on its results of operations, financial position and cash flows.

3.             INVENTORIES

Inventories consisted of the following:

	May 31, 2009	August 31, 2008
Production materials	$977,080	$1,039,549
Finished goods	1,317,149	1,685,917
	$2,294,229	$2,725,466

4.             PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

INDUSTRIAL PATENTS AND TRADEMARKS, NET

	May 31, 2009	August 31, 2008
Land	$310,365	$310,365
Buildings and improvements	3,085,098	3,031,103
Machinery and equipment	1,732,806	1,608,570
	5,128,269	4,950,038
Less accumulated depreciation	(1,490,325)	(1,195,473)
	$3,637,944	$3,754,565

5.             INDUSTRIAL PATENTS AND TRADEMARKS, NET

Industrial patents and trademarks consisted of the following:

	May 31, 2009	August 31, 2008
Patents and trademarks	$1,417,215	$1,580,172
Less accumulated amortization	(513,822)	(564,851)
	$903,393	$1,015,321

Patent and trademark costs are amortized over seven years once a patent or trademark is filed and approved.  Amortization expense related to patents and trademarks was $28,466 and $39,207 for the three months ended May 31, 2009 and 2008, respectively and $92,149 and $102,844 for the nine months ended May 31, 2009 and 2008, respectively.

6. DISSOLUTION OF REACT, INC. BUSINESS

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

As a result of these changes, management determined that the fair value of the React-NTI reporting unit was less than the carrying value.  As a result, a loss on impairment of goodwill and intangible assets of $554,000 was recorded for the nine months ended May 31, 2009 to appropriately reflect the fair value of such assets.   In addition, during the nine months ended May 31, 2009, the Company derecognized previously recorded trade payables of $320,000 as a result of negotiations between the Company and its vendor.  This amount is recorded in general and administrative expenses in the Company’s consolidated statement of operations.  At May 31, 2009, the remaining net book value of the assets and liabilities of React-NTI and its subsidiaries approximates $0.

7.             GOODWILL

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

The changes in the carrying amount of the Company’s goodwill for the periods presented are as follows:

Carrying amount at August 31, 2008:	$304,000
Impairment charge (see Note 6):	$(304,000)
Carrying amount at May 31, 2009:	$0

8.             INVESTMENTS IN CORPORATE JOINT VENTURES

Composite financial information from the audited and unaudited financial statements of the Company’s joint ventures carried on the equity basis is summarized as follows:

	May 31, 2009	August 31, 2008
Current assets	$40,614,800	$51,847,643
Total assets	48,282,708	58,958,102
Current liabilities	12,173,751	20,424,810
Noncurrent liabilities	5,300,670	4,756,650
Joint ventures’ equity	30,808,287	33,776,642
Northern Technologies International Corporation’s share of corporate joint ventures’ equity	$14,459,365	$16,016,347

	Three Months Ended		Nine Months Ended
	May 31, 2009	May 31, 2008	May 31, 2009	May 31, 2008
Net sales	$14,151,960	$30,802,632	$46,628,644	$79,893,753
Gross profit	6,545,492	13,840,622	21,551,740	36,383,556
Net income (loss)	(55,923)	2,174,841	1,009,691	5,434,476
NTIC’s share of equity in income (loss) of corporate joint ventures	$(6,838)	$1,139,140	$650,900	$3,006,996

The financial statements of the Company’s foreign joint ventures are prepared using accounting principles accepted in the joint ventures’ countries of domicile.  Amounts related to foreign joint ventures reported in the above tables and the accompanying financial statements have been adjusted to approximate US GAAP in all material respects.

During the nine months ended May 31, 2008, the Company invested $87,950 in a non-industrial chemical joint venture in Thailand in addition to $143,000 previously invested in December 2006.  The Company has a 50% ownership interest in the Thailand joint venture.  The entity had no operations prior to the Company’s investment in December 2006.  The total capitalization by both owners of the joint venture was $461,900 as of May 31, 2008.

During the three months ended May 31, 2009, the Company invested $666,663 in its existing industrial chemical joint venture in India. The Company has a 50% ownership interest in the India joint venture.  The total increased capitalization by both owners of the joint venture was $1,333,326.  Additionally, at the same time that the capital contributions were made by the owners, the joint venture in India remitted past due royalty and service charge payments to the Company of $611,974.  The other 50% local partner also received $611,974 for past due management fees.

No other additional contributions have been made to the Company’s joint ventures during the nine months ended May 31, 2009.

9.         STOCKHOLDERS’ EQUITY

During the nine months ended May 31, 2009, the Company did not purchase or retire any shares of its common stock and no stock options to purchase shares of the Company’s common stock were exercised.  The Company granted stock bonuses under the Northern Technologies International Corporation 2007 Stock Incentive Plan for an aggregate of 21,513 shares of its common stock to various employees during the nine months ended May 31, 2009.  The fair value of the shares of the Company’s common stock as of the date of grant of the stock bonuses was $226,961, based on the closing sale price of a share of the Company’s common stock on that date.

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

10.       TOTAL COMPREHENSIVE (LOSS) INCOME

The Company’s total comprehensive (loss) income was as follows:

	Three Months Ended		Nine Months Ended
	May 31, 2009	May 31, 2008	May 31, 2009	May 31, 2008
Net (loss) income	$(638,679)	$788,148	$(2,139,484)	$2,106,034
Other comprehensive (loss) income — foreign currency translation adjustment	1,202,403	149,198	(584,657)	1,461,997
Total comprehensive (loss) income	$563,724	$937,346	$(2,724,141)	$3,568,031

11.       NET (LOSS) INCOME PER COMMON SHARE

Basic net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of common shares outstanding.  Diluted net (loss) income per share assumes the exercise of stock options using the treasury stock method, if dilutive.

All options to purchase shares of common stock were excluded from the computation of common share equivalents for the three and nine months ended May 31, 2009, respectively, as the Company reported losses for the three and nine months ended May 31, 2009.

12.       STOCK-BASED COMPENSATION

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

The Northern Technologies International Corporation Employee Stock Purchase Plan (the “ESPP”) allows eligible employees of the Company to acquire shares of the Company’s common stock on favorable terms through payroll deductions.  The maximum number of shares of common stock of the Company available for issuance under the ESPP is 100,000 shares, subject to adjustment as provided in the ESPP.  The ESPP provides for nine-month offering periods beginning on September 1 and March 1 of each year.  The purchase price of the shares is 90% of the lower of the fair market value of common stock at the beginning or end of the offering period.  This discount may not exceed the maximum discount rate permitted for plans of this type under Section 423 of the Internal Revenue Code of 1986, as amended.  The ESPP is compensatory for financial reporting purposes.

The Company granted options to purchase 30,000 and 37,140 shares of its common stock during the nine months ended May 31, 2009 and 2008, respectively.  No options were granted during the three months ended May 31, 2009 and 2008.  The fair value of option grants is determined at date of grant, using the Black-Scholes option pricing model with the assumptions listed below. The Company recognized compensation expense of $75,000 and $71,403 during the nine months ended May 31, 2009 and 2008, respectively, related to the value of the options that vested during such time period.  The stock-based expense recorded reduced after-tax net income per share by $0.02 for the nine months ended May 31, 2009 and 2008.  As of May 31, 2009, the total compensation cost for non-vested options not yet recognized in the Company’s statements of operations was $165,509, net of estimated forfeitures.  Additional stock-based compensation expense of $25,248 is expected through the remainder of fiscal year 2009, and expense of $90,424 and $47,837 is expected to be recognized during fiscal 2010 and 2011, respectively.  Future option grants will impact the compensation expense recognized.

The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions and results for the grants:

	May 31, 2009	May 31, 2008
Dividend yield	2.00%	2.00%
Expected volatility	46.7%	42.0%
Expected life of option	5 years	5 years
Average risk-free interest rate	2.88%	3.62%

The weighted average fair value of options granted during the nine months ended May 31, 2009 and 2008 was $4.78 and $3.50, respectively.

13.       GEOGRAPHIC AND SEGMENT INFORMATION

Net sales by geographic location as a percentage of total consolidated net sales for the three and nine months ended May 31, 2009 and 2008 were as follows:

	Three Months Ended		Nine Months Ended
	May 31, 2009	May 31, 2008	May 31, 2009	May 31, 2008
Inside the U.S.A. to unaffiliated customers	87.9%	75.9%	83.2%	75.9%
Outside the U.S.A. to:
Corporate joint ventures in which the Company is a shareholder directly and indirectly	7.1	13.5	12.4	14.7
Unaffiliated customers	5.0	10.6	4.4	9.4
	100.0%	100.0%	100.0%	100.0%

The following table sets forth the Company’s net sales for the three and nine months ended May 31, 2009 and 2008 by segment:

	Three Months Ended		Nine Months Ended
	May 31, 2009	May 31, 2008	May 31, 2009	May 31, 2008
ZERUST® sales	$1,646,715	$3,161,206	$6,159,096	$9,021,496
Natur-Tec™ sales	14,029	102,290	499,037	204,998
React-NTI sales	12,890	6,225	20,615	43,508
React Inc. sales	—	—	—	248,160
Total North American net sales	$1,673,634	$3,269,721	$6,678,748	$9,518,162

The following table sets forth the Company’s direct cost of sales for the three and nine months ended May 31, 2009 and 2008 by segment:

		Three Months Ended				Nine Months Ended
	May 31, 2009	% of Cost of Sales*	May 31, 2008	% of Cost of Sales*	May 31, 2009	% of Cost of Sales*	May 31, 2008	% of Cost of Sales*
Direct cost of sales
ZERUST® cost of sales	$828,933	50.3%	$1,657,121	52.4%	$3,341,166	54.2%	$4,543,170	50.4%
Natur-Tec™ cost of sales	7,944	56.6%	99,556	97.3%	425,178	85.2%	185,911	90.7%
React-NTI cost of sales	6,490	50.3%	2,932	47.1%	10,610	51.5%	21,885	50.3%
React Inc. cost of sales	—	—	—	—	—	—	209,880	84.6%
Indirect cost of sales	152,305	—	300,246	—	667,121	—	802,654	—
Total North American net cost of sales	$995,672		$2,059,855		$4,444,075		$5,763,500

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

14.       COMMITMENTS AND CONTINGENCIES

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

No management bonus for fiscal 2009 was made or accrued as of May 31, 2009.  There was a $843,000 management bonus accrual as of May 31, 2008 for the Company’s fiscal 2008 bonus plan.

In April 2007, REACT-NTI, LLC (“React LLC”), an entity that was 75% owned by the Company, was served with a summons and complaint that was filed by Shamrock Technologies, Inc. (“Shamrock”) in state court in New York, which was subsequently removed to the Federal District Court for the Southern District of New York.  The lawsuit sought payment from React LLC of commissions in the approximate amount of $314,500 owed by React LLC under a license agreement between React LLC and Shamrock.  The complaint alleged breach of the license agreement by React LLC and sought damages in an unspecified amount for such breach as well as damages of approximately $300,000 for the alleged failure of React LLC to purchase from Shamrock certain inventory manufactured for sale to a customer.  Shamrock further claimed lost profits with respect to sales made by REACT LLC that were manufactured by parties other than Shamrock.  React LLC denied all of the claims of breach of the license agreement by it and believed that damages caused by Shamrock’s breach of the license agreement and tortious conduct exceeded any amounts owing to Shamrock.  React LLC formally responded to the complaint after removal by moving to dismiss or stay because of Shamrock’s failure to comply with alternative dispute resolution procedures contained in the license agreement.  By court order, the matter was stayed so that the parties could attempt mediation.  The parties mediated for one day and were unsuccessful in resolving the matter.  The parties proceeded with discovery, exchanging answers to interrogatories and documents, and the parties also obtained documents by subpoena from third parties.  With more complete information, the parties decided to dismiss their respective claims without prejudice and return to mediation.  A mediation session was held on December 4, 2008, and the parties continued to negotiate through the mediator via telephone and email thereafter.  The mediator ultimately determined that the parties were at an impasse, and the parties have had no further communication.  Because the mediation and negotiation process did not result in a final settlement, there can be no permanent assurance at the present time that the matter will not result in a material adverse effect on the Company’s business, financial condition or results of operations at some point in the future.

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

15.       STATEMENTS OF CASH FLOWS

The Company did not declare or pay any cash dividends during fiscal 2008 and as of July 14, 2009, had not declared or paid any cash dividends during fiscal 2009.

The Company issued 21,513 and 33,595 shares of common stock as stock bonuses under its stock incentive plans to various employees to satisfy $226,961 and $334,270 of accrued payroll liabilities during the nine months ended May 31, 2009 and 2008, respectively.  The accrued payroll liabilities related to the Company’s fiscal 2008 and 2007 bonus plans.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis provides material historical and prospective disclosures intended to enable investors and other users to assess NTIC’s financial condition and results of operations.  Statements that are not historical are forward-looking and involve risks and uncertainties discussed under the heading “Forward-Looking Statements” appearing elsewhere in this report.  The following discussion of the results of the operations and financial condition of NTIC should be read in conjunction with NTIC’s consolidated financial statements and the related notes thereto included under Part I, Item 1 entitled “Financial Statements” of this report.

General Overview

Northern Technologies International Corporation develops and markets proprietary environmentally beneficial products and technical services either directly or via a network of joint ventures and independent distributors in over 50 countries.  NTIC’s primary business is corrosion prevention.  However, NTIC has three emerging businesses that have all generated revenue or are expected to generate revenues in the near future (1) corrosion prevention technology used in the oil and gas industry, which NTIC sells both directly and through joint ventures; (2) a product line of compounds and finished products based on a portfolio of proprietary bio-plastic technologies marketed under the Natur-Tec™ brand; and (3) technology and equipment that convert plastic waste into diesel, gasoline and heavy fractions, which is exclusively licensed from Zbigniew Tokarz, the inventor of the technology and sold through NTIC’s joint venture Polymer Energy, LLC in North America and Asia.

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

In January 2009, NTIC announced the signing of a multi-year contract between NTIC’s Brazilian joint venture (Zerust Prevencao de Corrosao S.A.) and Petroleo Brasileiro S.A. (Petrobras) to install and service proprietary corrosion protection technologies on the roofs of an initial set of above ground oil storage tanks at the Petrobras REDUC refinery in Rio de Janeiro, Brazil.  At the end of March 2009, NTIC announced that it has signed multiple research and development contracts with Petrobras’ research and development group at the Leopoldo Américo Miguez de Mello Research & Development Center (CENPES) pursuant to which the parties will undertake a 20-month Petrobras funded effort to explore, understand and resolve bottom plate corrosion issues in aboveground storage tanks. A second 12-month Petrobras sponsored project also has started aimed at field trials of certain pipeline protection technologies. These initiatives are designed to help mitigate corrosion for critical oil and gas industry infrastructure. The projects are directly between NTIC and Petrobras and will be supported primarily by NTIC’s R&D facilities in Beachwood, Ohio. Any new intellectual property generated will be jointly owned by NTIC and Petrobras with NTIC having access to commercialization rights.  In addition, NTIC is pursuing opportunities to market NTIC’s technology to other potential customers in the oil and gas industry across several countries through its joint venture partners and other strategic partners.  NTIC believes the sale of its new ZERUST® products to customers in the oil and gas industry will involve a long sales cycle, likely including a one- to two-year trial period with each customer and a slow integration process thereafter.

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

NTIC’s Polymer Energy LLC joint venture markets and sells a system that uses catalytic pyrolysis to efficiently convert plastic waste (primarily polyolefins) into hydrocarbons (primarily a mix of diesel, gasoline, and heavy fractions,). Each unit can process up to ten tons of plastic waste per day, and the modular design allows for easily scalable capacity. The Polymer Energy™ process can handle plastic that is contaminated with other types of waste such as metals, glass, dirt and water and the system can tolerate up to 25% of other waste in the input waste stream. The output crude oil mix is high-grade and can be further processed in a refinery or used as an input for co-generation of electricity. NTIC, through Polymer Energy LLC, a joint venture in which NTIC has a 62.5% interest has an exclusive license to market the technology in countries in Asia and North America as per the current JV agreement.

Financial Overview

Like many companies, NTIC’s operating results have been adversely affected by worldwide economic conditions, particularly adverse conditions affecting the worldwide automobile industry.  One of the primary markets for NTIC’s rust and corrosion inhibiting products has been the automotive industry, which is not expected to improve in the short to medium term, especially in light of the current worldwide economic conditions affecting that industry.  In particular, the U.S. auto industry furloughs in the beginning of calendar 2009 adversely affected sales of NTIC’s ZERUST® products during NTIC’s second and third fiscal quarters 2009.

In response to such conditions, NTIC implemented in December 2008 and January 2009 several cost reduction measures.  NTIC reduced the base salaries of its executive and other officers by approximately 15% on average, by 10% for all other employees and suspended NTIC’s matching of 401(k) contributions.  NTIC also implemented a hiring freeze and laid off 16% of its work force.  Furthermore, significant cost concessions were requested and obtained from all of NTIC’s major vendors and service providers.  NTIC enacted other expense control measures across all of its departments with the objective to conserve cash and reduce expenses while protecting the essential sales and marketing efforts of each business.  For the three months ending May 31, 2009, NTIC has realized an a 28.5% and 19.4% reduction in its total overall operating expense and expenses incurred in support of corporate joint ventures and new technologies as a result of these cost cutting measures compared to the three months ended November 30, 2008 and February 28, 2009, respectively.  NTIC may consider additional cost reduction measures during fourth quarter of fiscal 2009 or first quarter of fiscal 2010, if its net sales do not improve in the near future.

NTIC’s North American consolidated net sales decreased 48.8% and 29.8% during the three and nine months ended May 31, 2009, respectively, compared to the three and nine months ended May 31, 2008 primarily as a result of decreased demand for NTIC’s ZERUST® products and the elimination of the React Inc. sales.  Although sales of NTIC’s Natur-Tec™ products offset to some extent decreased demand for NTIC’s ZERUST® products during the nine month period comparison, sales of NTIC’s Natur-Tec™ products decreased significantly during the three month period comparisons.  During the three and nine months ended May 31, 2009, over 90% of NTIC’s consolidated net sales were derived from sales of ZERUST® and EXCOR® rust and corrosion inhibiting packaging products and services.  Net sales of ZERUST® products decreased 47.9% and 31.7% during the three and nine months ended May 31, 2009, respectively, compared to the three and nine months ended May 31, 2008.

During the three and nine months ended May 31, 2009, 0.8% and 7.5% of NTIC’s North American consolidated net sales, respectively, were derived from the sales of Natur-Tec™ products compared to 3.1% and 2.2% during the three and nine months ended May 31, 2008, respectively.  Net sales of Nature-Tec™ products decreased 86.3% during the three months ended May 31, 2009 and increased 143.4% during the nine months ended May 31, 2009 compared to the three and nine months ended May 31, 2008. NTIC believes that its Natur-Tec™ business during second and third fiscal quarters 2009 were adversely affected by the U.S. economic recession, which NTIC believes adversely affected the ability of its principal Natur-Tec™ distributor to purchase and distribute Natur-Tec™ products from NTIC during that time.  NTIC believes that its Natur-Tec™ sales will increase during its fourth fiscal quarter 2009 as compared to the previous two fiscal quarters primarily as a result of this significant customer.

As previously disclosed, almost all historical sales by React-NTI included in NTIC’s consolidated statement of operations were derived from sales by React Inc., a 100% owned subsidiary of React-NTI, of proprietary ink additives to one customer.  During fourth quarter of fiscal 2007, this customer notified React Inc. that no future orders would be placed after current orders were received.  As a result, NTIC anticipates no additional sales of proprietary ink additives.  Concurrent with the decline of its ink additive sales, React-NTI continued to develop and pursue additional sales through a patented sintered metal mold release agent sold under the brand name SERAVAT™ and renewable resource-based personal care chemical additive under the brand name Farona™.   In fiscal 2009, NTIC implemented several cost control and cash preservation measures.  These measures included elimination of further product and market development related to these products.  As previously disclosed, during the second quarter of fiscal 2009, management determined that the fair value of the React-NTI reporting unit was less than the carrying value.  As a result, a loss on impairment of goodwill and long-lived assets of $554,000 was recorded to appropriately reflect the fair value of such assets.   In addition, during the nine months ended May 31, 2009, NTIC derecognized previously recorded trade payables of $320,000 as a result of negotiations between NTIC and its vendor.  This amount is recorded in general and administrative expenses in NTIC’s consolidated statement of operations.  At May 31, 2009, the remaining net book value of the assets and liabilities of React-NTI and its subsidiaries approximates $0.

Cost of goods sold as a percentage of net sales decreased to 59.5% in the three months ended May 31, 2009 as compared to 63.0% for the three months ended May 31, 2008 primarily as a result of the decrease in Natur-Tec™ products sales as a percentage of total sales during the three months ended May 31, 2009 compared to the three months ended May 31, 2008, which sales are sold at lower margins than NTIC’s ZERUST® products. Cost of goods sold as a percentage of net sales increased to 66.5% in the nine months ended May 31, 2009 as compared to 60.6% for the nine months ended May 31, 2008 primarily as a result of the increase of Natur-Tec™ products sales as a percentage of total sales during the nine months ended May 31, 2009 compared to the nine months ended May 31, 2008.

Total net sales of all of NTIC’s joint ventures decreased 54.1% and 41.6% during the three and nine months ended May 31, 2009, respectively, compared to the three and nine months ended May 31, 2008 primarily as a result of decreased demand for ZERUST® products due to the global economic slowdown and, to a lesser extent, fluctuations in the foreign currency exchange rate of the U.S. dollar compared to other currencies in which NTIC’s joint ventures conduct business.  As a result of the decrease in total net sales of NTIC’s joint ventures, NTIC recognized a decrease in fee income for technical and support services of 45.8% and 39.2%, respectively, and a decrease in its equity in income of corporate joint ventures and holding companies of 100.6% and 78.4%, respectively, during the three and nine months ended May 31, 2009.  NTIC incurs direct expenses related to its corporate joint ventures and holding companies.  Such expenses include product and business development, consulting, travel, technical and marketing services to existing joint ventures, legal fees incurred in the establishment of new joint ventures, registration and promotion and legal defense of worldwide trademarks, and legal fees incurred in connection with the filing of patent applications.  NTIC’s direct joint venture expenses decreased 37.7% and 12.0% during the three and nine months ended May 31, 2009, respectively, compared to the three and nine months ended May 31, 2008.  NTIC’s total income from its corporate joint ventures and holding companies decreased 105.2% and 99.1% during the three and nine months ended May 31, 2009, respectively, compared to the nine months ended May 31, 2008 primarily as a result of the adverse worldwide economic situation.

NTIC spent $2,222,575 in the nine months ended May 31, 2009 and $1,847,547 in the nine months ended May 31, 2008 in connection with its research and development activities.  NTIC anticipates that it will spend between $2,800,000 and $3,000,000 in total during fiscal 2009 on research and development activities related to its new technologies.  These expenses are accounted for in the “Expenses incurred in support of corporate joint ventures” section of NTIC’s consolidated statements of operations.

NTIC incurred a net loss of ($638,679), or ($0.17) per diluted common share, during the three months ended May 31, 2009 compared to net income of $788,148 or $0.21 per diluted common share, for the three months ended May 31, 2008.  NTIC incurred a net loss of ($2,139,484), or (0.57) per diluted common share, during the nine months ended May 31, 2009 compared to net income of $2,106,034 or $0.56 per diluted common share, for the nine months ended May 31, 2008.  These significant decreases were primarily the result of the decreased demand of NTIC’s ZERUST® products in the United States and internationally due to the global economic recession, and to a lesser extent, the $554,000 loss on impairment relating to React-NTI.

NTIC’s working capital was $4,915,140 at May 31, 2009, including $141,639 in cash and cash equivalents.  As of May 31, 2009, NTIC had $963,000 of borrowings under its $2,300,000 demand line of credit.

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

Results of Operations

The following table sets forth NTIC’s results of operations for the three months ended May 31, 2009 and May 31, 2008.

	May 31, 2009	% of Net Sales	May 31, 2008	% of Net Sales	$ Change	% Change

Net sales	$1,673,634	100.0%	$3,269,721	100.0%	$(1,596,087)	-48.8%

Cost of goods sold	995,672	59.5%	2,059,855	63.0%	(1,064,183)	-51.7%

Selling expenses	577,736	34.5%	799,949	24.5%	(222,213)	-27.8%

General and administrative expenses	599,012	35.8%	702,592	21.5%	(103,580)	-14.7%

Lab and technical support expenses	13,823	0.8%	32,631	1.0%	(18,808)	-57.6%

The following table sets forth NTIC’s results of operations for the nine months ended May 31, 2009 and May 31, 2008.

	Nine Months Ended May 31, 2009	% of Net Sales	Nine Months Ended May 31, 2008	% of Net Sales	$ Change	% Change

Net sales	$6,678,748	100.0%	$9,518,162	100.0%	$(2,839,414)	-29.8%

Cost of goods sold	4,444,075	66.5%	5,763,500	60.6%	(1,319,425)	-22.9%

Selling expenses	1,924,102	28.8%	2,413,895	25.4%	(489,793)	-20.3%

General and administrative expenses	2,184,974	32.7%	2,545,414	26.7%	(360,440)	-14.2%

Lab and technical support expenses	51,285	0.8%	143,375	1.5%	(92,090)	-64.2%

Loss on impairment	554,000	8.3%	—	0.0%	554,000	0.0%

Net Sales. NTIC’s net sales originating in the United States decreased 48.8% and 29.8% during the three and nine months ended May 31, 2009, respectively, compared to the same respective periods in fiscal 2008 primarily as a result of decreased demand for NTIC’s ZERUST® products as a result of the U.S. economic recession and, to a lesser extent, the loss of the principal customer of React Inc. and decreased sales of NTIC’s Natur-Tec™ products.

The following table sets forth NTIC’s net sales for the three months ended May 31, 2009 and May 31, 2008 by segment:

	May 31, 2009	May 31, 2008	$ Change	% Change

ZERUST® sales	$1,646,715	$3,161,206	$(1,514,491)	-47.9%
Natur-Tec™ sales	14,029	102,290	(88,261)	-86.3%
React-NTI sales	12,890	6,225	6,665	107.1%
React Inc. sales	—	—	—	—
Total North American net sales	$1,673,634	$3,269,721	$(1,596,123)	-48.8%

The following table sets forth NTIC’s net sales for the nine months ended May 31, 2009 and May 31, 2008 by segment:

	May 31, 2009	May 31, 2008	$ Change	% Change
ZERUST® sales	$6,159,096	$9,021,496	$(2,862,436)	-31.7%
Natur-Tec™ sales	499,037	204,998	294,039	143.4%
React-NTI sales	20,615	43,508	(22,893)	-52.6%
React Inc. sales	—	248,160	(248,160)	-100.0%
Total North American net sales	$6,678,748	$9,518,162	$(2,839,450)	-29.8%

Cost of Goods Sold.  Cost of goods sold decreased 51.7% and 22.9% for the three months and nine months ended May 31, 2009, respectively, compared to the same respective periods in fiscal 2008 primarily as a result of the significant decrease in sales of NTIC’s ZERUST® products and the loss of the principal customer of React Inc.  Cost of goods sold as a percentage of net sales changed to 59.5% and 66.5% for the three and nine months ended May 31, 2009, respectively, compared to 63.0% and 60.1% in the same respective periods in fiscal 2008 primarily as a result of reductions in the raw material costs, offset partially by smaller profit margins realized by sales of NTIC’s Natur-Tec™ products compared to sales of NTIC’s ZERUST® products.

Selling Expenses.  NTIC’s selling expenses decreased 27.8% for the three months ended May 31, 2009 compared to the same period in fiscal 2008 due to decreases in (i) salaries of $58,000, (ii) consulting expense of $23,000, (iii) travel related expenses of $35,000 and (iv) commissions of $65,000.  NTIC’s selling expenses decreased 20.3% for the nine months ended May 31, 2009 compared the same period in fiscal 2008 due to decreases in (i) salaries of $110,000, (ii) consulting expense of $61,000, (iii) commissions of $55,000 and (iv) travel related expenses of $89,000.  Selling expenses as a percentage of net sales increased to 34.5% and 28.8% during the three and nine months ended May 31, 2009, respectively, from 24.5% and 25.4% during the same respective periods in fiscal 2008, due to the decrease in net sales.

General and Administrative Expenses.  NTIC’s general and administrative expenses decreased by 14.7% during the three months ended May 31, 2009 compared to the same period in fiscal 2008 due to decreases in (i) audit and tax expense of $19,000 (ii) general expenses associated with React-NTI of $60,000 (iii) travel related expenses of $20,000 and (iv) salaries of $45,000.  Additionally, during the three months ended May 31, 2009, NTIC derecognized previously recorded trade payables of $320,000 as a result of negotiations between NTIC and its vendor.  NTIC’s general and administrative expenses decreased by 14.2% during the nine months ended May 31, 2009 compared to the same period in fiscal 2008 due to decreases in (i) audit and tax expense of $74,000 (ii) general expenses associated with React-NTI of $70,000 (iii) travel related expenses of $15,000 and (iv) salaries of $73,000.  As a percentage of net sales, general and administrative expenses increased to 35.8% and 32.7% during the three and nine months ended May 31, 2009, respectively, from 21.5% and 26.7% during the same respective periods in fiscal 2008, due to the decrease in net sales.  NTIC includes expenses in general and administrative expenses that provide benefit to the various joint ventures in addition to providing benefit to NTIC’s North American operations, including specifically, expenses associated with information technology, general insurance, executive and non-executive salary, bonus and benefits, building expenses, audit and tax and directors fees.

Lab and Technical Support Expenses.  NTIC’s lab and technical support expenses decreased by 57.6% and 64.2% during the three and nine months ended May 31, 2009, respectively, compared to the same respective periods in fiscal 2008 primarily as a result of a change in the allocation of these expenses to sales activities.  As a percentage of net sales, lab and technical support expenses were relatively immaterial during the three and nine months ended May 31, 2009 as well as during the same respective periods in fiscal 2008.

International Corporate Joint Ventures and Holding Companies.  Net sales of NTIC’s corporate joint ventures for the three and nine months ended May 31, 2009 and the same respective periods in fiscal 2008, excluding React-NTI LLC, were as follows:

	Three Months Ended		Nine Months Ended
	May 31, 2009	May 31, 2008	May 31, 2009	May 31, 2008
Industrial chemical	$12,746,821	$30,419,909	$44,737,253	$78,897,265
Non-industrial chemical	1,405,139	382,723	1,891,391	996,488
Total	$14,151,960	$30,802,632	$46,628,644	$79,893,753

NTIC receives fees for technical and other support services it provides to its corporate joint ventures based on the revenues of the individual corporate joint ventures.  NTIC recognized fee income for such support of $821,810 and $2,760,379 in the three and nine months ended May 31, 2009, respectively, compared to $1,517,428 and $4,537,855 during the same respective periods in fiscal 2008, a decrease of 45.8% and 39.2%, respectively.  The decrease in fees for technical and other support to its corporate joint ventures was due to the decrease in revenues from the corporate joint ventures as a whole, as well as fluctuations in the foreign currency exchange rate of the U.S. dollar compared to other currencies in which NTIC’s joint ventures conduct business.

NTIC sponsors a worldwide corporate joint venture conference approximately every three to four years in which all of its corporate joint ventures are invited to participate.  NTIC defers a portion of its technical and other support fees received from its corporate joint ventures in each accounting period leading up to the next conference, reflecting that NTIC has not fully earned the payments received during that period.  The next corporate joint venture conference is scheduled to be held in the summer of 2010.  There was no deferred income recorded within other accrued liabilities during the three and nine months ended May 31, 2009 related to this future conference; however, $288,000 has been accrued over the past three fiscal years.  The costs associated with these joint venture conferences are offset against the deferral as incurred, generally in the period in which the conference is held and immediately before.

NTIC incurred direct expenses related to its corporate joint ventures and the holding companies and new technologies of $880,168 and $3,375,230 during the three and nine months ended May 31, 2009, respectively, compared to $1,412,582 and $3,837,266 during the same respective periods in fiscal 2008, a decrease of 37.7% and 12.0%, respectively.  These decreases were primarily attributable to the cost cutting measures that were put in place in the third quarter of fiscal 2009.

NTIC had equity in (loss) income of corporate joint ventures and holding companies of ($6,838) and $650,900 during the three and nine months ended May 31, 2009, respectively, compared to $1,139,140 and $3,006,996 during the same respective periods in fiscal 2008. These decreases were due primarily to the decrease in sales from NTIC’s corporate joint ventures as a whole due to the global economic recession, as well as fluctuations in the foreign currency exchange rate of the U.S. dollar compared to other currencies in which NTIC’s joint ventures conduct business.

Interest Income.  NTIC’s interest income decreased to $6,508 and $7,828 during the three and nine months ended May 31, 2009, respectively, compared to $22,227 and $23,196 for the same respective periods in fiscal 2008 due to lower average invested cash balances during the most recent periods.

Interest Expense.  NTIC’s interest expense increased slightly to $27,933 and $102,271 during the three and nine months ended May 31, 2009, respectively, compared to $21,757 and $93,872 for the same respective periods in fiscal 2008 due to higher average outstanding debt levels during the most recent periods.

(Loss) Income Before Income Tax Expense.  (Loss) income before income tax expense decreased to ($594,679) and ($2,516,484) during the three and nine months ended May 31, 2009, respectively, compared to $936,148 and $2,521,034 for the same respective periods in fiscal 2008.

Income Tax Expense (Benefit). Income tax expense (benefit) decreased to 44,000 and ($377,000) during the three and nine months ended May 31, 2009, respectively, compared to $148,000 and $415,000 in the same respective periods in fiscal 2008.  Income tax (benefit) expense was calculated based on management’s estimate of NTIC’s annual effective income tax rate.  NTIC’s annual effective income tax rate during the three and nine months ended May 31, 2009 and May 31, 2008 was lower than the statutory rate primarily due to NTIC’s equity in income of corporate joint ventures being recognized based on after-tax earnings of these entities.  To the extent joint ventures’ undistributed earnings are distributed to NTIC, it is not expected to result in any material additional income tax liability after the application of foreign tax credits.

Liquidity and Capital Resources

Sources of Cash and Working Capital.  As of May 31, 2009, NTIC’s working capital was $4,915,140, including $141,639 in cash and cash equivalents, compared to working capital of $4,941,371, including $260,460 in cash and cash equivalents, as of August 31, 2008.

On April 10, 2008, NTIC entered into a Promissory Note Modification Agreement with National City Bank pursuant to which NTIC’s demand line of credit was increased to $2,300,000 and its $1,500,000 revolving credit facility was terminated.  Advances made under the demand line of credit will be made at the sole discretion of National City Bank and will be due and payable on demand.  Outstanding amounts under the demand line of credit bear interest at an annual rate based on LIBOR plus 2.25%.  As of May 31, 2009, the interest rate was 2.57%.  Interest is payable in arrears on the 15th day of each month and on demand.  As of May 31, 2009, NTIC had $963,000 in borrowings under its $2,300,000 demand line of credit.

NTIC believes that a combination of its existing cash and cash equivalents, forecasted cash flows from future operations, anticipated distributions of earnings and technical assistance fees to NTIC from its joint venture investments and funds available through existing or anticipated financing arrangements, will continue to be adequate to fund its existing operations, capital expenditures, debt repayments and any stock repurchases for at least the next 12 months.  In an effort to increase net sales, NTIC continues to spend resources in furtherance of its emerging businesses — its biodegradable and compostable plastics products marketed under the Natur-Tec™ brand, its technology and machinery that converts plastic waste into diesel, gasoline and heavy fractions and the application of its corrosion inhibiting technology into the oil and gas industry.  During the remainder of fiscal 2009, NTIC expects to invest additional research and development and marketing efforts and resources into these emerging businesses, product lines and markets.  In order to take advantage of such new product and market opportunities to expand its business and increase its revenues, NTIC may decide to finance such opportunities by borrowing under its line of credit or raising additional financing through the issuance of debt or equity securities.  There is no assurance that any financing transaction will be available on terms acceptable to NTIC or at all, or that any financing transaction will not be dilutive to NTIC’s current stockholders.

Uses of Cash and Cash Flows.  Cash flows used in operating activities for the nine months ended May 31, 2009 was $1,561,466, which resulted principally from NTIC’s net loss, equity income of corporate joint ventures, increases in joint venture trade receivables, income tax receivables, prepaid expenses and decreases in accounts payable and accrued liabilities, partially offset by decreases in trade receivables excluding joint ventures and inventories, the loss on the impairment of assets and depreciation expense.  Cash flows used in operations for the nine months ended May

31, 2008 was $1,587,352, which resulted principally from the equity income of corporate joint ventures, increases in technical and other services receivables, inventories and prepaid expenses and decreases in accounts payable being offset by net income, depreciation and amortization expense, decreases in trade receivables and increases in accrued liabilities.

Net cash provided by investing activities for the nine months ended May 31, 2009 was $1,418,472, which was comprised of dividends received from corporate joint ventures, decrease in other assets, partially offset by additions to property and equipment and investments in patents.  Net cash provided by investing activities for the nine months ended May 31, 2008 was $1,501,762 which was comprised of dividends received from corporate joint ventures and the sale of a joint venture, offset by additions to property and equipment, loans made and investment in joint ventures.

Net cash provided by financing activities for the nine months ended May 31, 2009 was $24,147, which resulted primarily from bank overdrafts and principal payments on the bank loan for NTIC’s corporate headquarters building, offset by borrowings made under the demand line of credit.  Net cash provided by financing activities for the nine months ended May 31, 2008 was $260,085, which resulted primarily from proceeds from NTIC’s employee stock purchase plan and bank overdrafts, offset by principal payments on the bank loan for NTIC’s corporate headquarters building.

Capital Expenditures and Commitments.  NTIC had no material lease commitments as of May 31, 2009, except for a lease agreement entered into by NTI Facilities, Inc., a subsidiary of NTIC, for approximately 17,000 square feet of office, manufacturing, laboratory and warehouse space in Beachwood, Ohio, requiring monthly payments of $17,500, which are adjusted annually according to the annual consumer price index, through November 2014.

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

NTIC’s demand line of credit bears interest at a rate based on LIBOR and thus may subject NTIC to some market risk on interest rates.  As of May 28, 2009, NTIC had $963,000 of borrowings under its $2,300,000 demand line of credit.

Critical Accounting Policies and Estimates

There have been no material changes to NTIC’s critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in NTIC’s annual report on Form 10-K for the fiscal year ended August 31, 2008.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162”.  This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  The objective of this Statement is to replace Statement 162 and to establish the FASB Accounting Standards Codification TM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The Company does not believe that the adoption of SFAS 168 will have a material effect on its results of operations, financial position or cash flows.

In June 2009, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 167, “Amendments to FASB Interpretation No. 46(R)”, which amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R). This statement is effective as of the beginning of the first fiscal year that begins after November 15, 2009. This statement will be effective for the Company beginning in fiscal 2011. The Company is assessing the potential impact of adoption.

In June 2009, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 (“SFAS 166”).  SFAS 166 is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.   SFAS 166 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited.   This Statement must be applied to transfers occurring on or after the effective date.

Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes.   Therefore, formerly qualifying special-purpose entities (as defined under previous accounting standards) should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance.   If the evaluation on the effective date results in consolidation, the reporting entity should apply the transition guidance provided in the pronouncement that requires consolidation.  Additionally, the disclosure provisions of this Statement should be applied to transfers that occurred both before and after the effective date of this Statement.   The Company is assessing the potential impact of adoption.

In May 2009, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 165, Subsequent Events (“SFAS 165”).  SFAS 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued.  This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented.  SFAS 165 is effective for interim and annual periods ending after June 15, 2009.  The Company is currently assessing the effect that SFAS 165 will have on its results of operations, financial position and cash flows.

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

Changes in Internal Control over Financial Reporting

There was no change in NTIC’s internal control over financial reporting that occurred during the quarter ended May 31, 2009 that has materially affected, or is reasonably likely to materially affect NTIC’s internal control over financial reporting.

PART II          OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

A description of NTIC’s legal proceedings in Note 12 of its unaudited consolidated financial statements included within this report is incorporated herein by reference.

ITEM 1A.        RISK FACTORS

This Item 1A is inapplicable to NTIC as a smaller reporting company.

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Equity Securities

During the three months ended May 31, 2009, NTIC did not issue any shares of its common stock or other equity securities of NTIC that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

During the three months ended May 31, 2009, NTIC did not purchase any shares of its common stock or other equity securities of NTIC.

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
10.1

Agreement dated as of May 5, 2009 between Northern Technologies International Corporation and DAK Engineering, LLC (Incorporated by reference to Exhibit 10.1 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 7, 2009 (File No. 001-11038))

10.2	Agreement dated as of May 25, 2009 between Northern Technologies International Corporation and Sunggyu Lee, Ph.D. (Filed herewith)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

Date: July 14, 2009	Matthew C. Wolsfeld, CPA
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized to Sign on Behalf of the Registrant)

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
QUARTERLY REPORT ON FORM 10-Q

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
10.1	Agreement dated as of May 5, 2009 between Northern Technologies International Corporation and DAK Engineering, LLC	Incorporated by reference to Exhibit 10.1 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 7, 2009 (File No. 001-11038)

10.2	Agreement dated as of May 25, 2009 between Northern Technologies International Corporation and Sunggyu Lee, Ph.D.	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith