Form 10-K
period 2009-08-31
NORTHERN TECHNOLOGIES INTERNATIONAL CORP
filed 2009-11-30
CIK 875582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark one)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2009

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to                      .

Commission file number  001-11038

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	41-0857886 (I.R.S. Employer Identification No.)

4201 Woodland Road P.O. Box 69 Circle Pines, Minnesota (Address of principal executive offices)	55014 (Zip Code)

(763) 225-6600
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.02 per share	The NASDAQ Stock Market LLC (NASDAQ Global Market)

Securities registered under Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES ☐ NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☐ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐ NO ☒

The aggregate market value of the registrant’s common stock, excluding shares beneficially owned by affiliates, computed by reference to the closing sales price at which the common stock was last sold as of February 28, 2009 (the last business day of the registrant’s second fiscal quarter) as reported by the NASDAQ Global Market on that date was $19,493,931.

As of November 20, 2009, 4,240,679 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the registrant’s Proxy Statement for its 2010 Annual Meeting of Stockholders to be held January 28, 2010.

Transitional Small Business Disclosure Format (check one):  YES ☐ NO ☒

PART I

This annual report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by those sections.  For more information, see “Item 1.  Business — Forward-Looking Statements.”

As used in this report, references to “NTIC,” the “Company,” “we,” “our” or “us,” unless the context otherwise requires, refer to Northern Technologies International Corporation and its wholly owned subsidiaries, NTI Facilities, Inc., Northern Technologies Holding Company, LLC and React-NTI, LLC, all of which are consolidated on NTIC’s financial statements.

All trademarks, trade names or service marks referred to in this report are the property of their respective owners.

Item 1.          BUSINESS

Overview

NTIC develops and markets proprietary environmentally beneficial products and technical services either directly or via a network of joint ventures and independent distributors in over 50 countries.  NTIC’s primary business is corrosion prevention.  In addition to this core business, NTIC has three new businesses that have started recently to generate revenue: (1) corrosion prevention technology specifically designed for the oil and gas industry, which NTIC sells both directly and through joint ventures; (2) a product line of compounds and finished products based on a portfolio of proprietary bio-plastic technologies marketed under the Natur-Tec® brand, which NTIC sells directly and through distributors and independent manufacturer’s sales representatives; and (3) technology and equipment that converts plastic waste into diesel, gasoline and heavy fractions, which is exclusively licensed and sold through NTIC’s joint venture Polymer Energy, LLC in North America and Asia.

NTIC has been selling its proprietary ZERUST® and EXCOR® rust and corrosion inhibiting products and services to the automotive, electronics, electrical, mechanical, military and retail consumer markets, for over 30 years.  NTIC also offers worldwide on-site technical consulting for rust and corrosion prevention issues.  In North America, NTIC markets its technical services and ZERUST® products principally to industrial users by a direct sales force and a network of independent distributors.  NTIC’s technical service consultants work directly with the end users of NTIC’s products to analyze their specific needs and develop systems to meet their technical requirements.  In fiscal 2009, over 93.4% of NTIC’s consolidated net sales from its North America operations were derived from the sales of ZERUST® and EXCOR® rust and corrosion inhibiting packaging products and services.

NTIC has developed proprietary corrosion inhibiting technologies for use in the mitigation of corrosion in capital assets used in the petroleum and process chemical industry and is initially targeting the sale of these new ZERUST® products to the oil and gas industry sector.  During fiscal 2009, NTIC announced the signing of a multi-year contract between NTIC’s Brazilian joint venture (Zerust Prevencao de Corrosao S.A.) and Petroleo Brasileiro S.A. (Petrobras) to install and service proprietary corrosion protection technologies on the roofs of an initial set of aboveground oil storage tanks at the Petrobras REDUC refinery in Rio de Janeiro, Brazil.  Also during fiscal 2009, NTIC signed multiple joint research and development contracts with Petrobras’s research and development group at the Leopoldo Américo Miguez de Mello Research & Development Center (CENPES) pursuant to which the parties will undertake a 20-month Petrobras funded effort to explore, understand and resolve bottom plate corrosion issues in aboveground storage tanks. A second 12-month Petrobras sponsored project also has started aimed at field trials of certain pipeline protection technologies. These initiatives are designed to help mitigate corrosion for critical oil and gas industry infrastructure, such as storage tanks and pipelines. NTIC also is pursuing opportunities to market its ZERUST® corrosion prevention technology to other potential customers in the oil and gas industry across several countries through NTIC’s joint venture partners and other strategic partners.  NTIC believes the sale of its ZERUST® products to customers in the oil and gas industry will involve a long sales cycle, likely including a one- to two-year trial period with each customer and a slow integration process thereafter.

In addition to ZERUST® products and services, NTIC develops and markets a portfolio of bio-based and/or biodegradable (compostable) polymer resin compounds and finished products under the Natur-Tec® brand.  These products are intended to reduce NTIC’s customers’ carbon footprint and provide environmentally sound disposal options.   NTIC’s consolidated net sales from its North American operations for fiscal 2009 included $538,542 in sales of NTIC’s Natur-Tec® products.  Natur-Tec® bio-based and biodegradable plastics are manufactured using NTIC’s patented and/or proprietary technologies and are intended to replace a portion of the conventional petroleum-based plastics. The Natur-Tec® bioplastics portfolio includes flexible film, foam, rigid injection molded materials and engineered plastics. Natur-Tec® biodegradable and compostable finished products include shopping and grocery bags, lawn and leaf bags, can liners, pet waste collection bags, cutlery, packaging foam and coated paper products and are engineered to be fully biodegradable in a composting environment.

NTIC’s Polymer Energy LLC joint venture markets and sells a system that uses catalytic pyrolysis to convert plastic waste (primarily polyolefins) into hydrocarbons (primarily a mix of diesels, gasoline and heavy fractions) resulting in an economically viable and environmentally responsible alternative to current methods of recycling and disposal of plastic waste.  Each unit can process up to ten tons of plastic waste per day, and the modular design allows for scalable capacity. The Polymer Energy™ process can handle plastic that is contaminated with other types of waste such as metals, glass, dirt and water and the system can tolerate up to 25% of other waste in the input waste stream. The output crude oil mix is high-grade and can be further processed in a refinery or used as an input for co-generation of electricity.

Corporate Joint Ventures and Holding Companies

NTIC participates, either directly or indirectly through holding companies, in 27 active corporate joint venture arrangements in North America, South America, Europe, Asia and the Middle East.  Each of these joint ventures manufactures and markets finished products in the geographic territory that it is assigned.  NTIC’s joint venture partners are knowledgeable in the applicable environmental, labor, tax and other requisite regulations and laws of the respective foreign countries in which they operate, as well as the local customs and business practices.  While most of NTIC’s joint ventures currently sell rust and corrosion inhibiting products and custom packaging systems, NTIC also has joint ventures that manufacture and market machinery that converts plastic waste into crude oil and electronic sensing instruments.  NTIC categorizes its joint ventures into two principal areas: industrial chemical and non-industrial chemical.

NTIC’s industrial chemical corporate joint ventures currently primarily focus on the manufacturing, marketing and distribution of ZERUST® industrial corrosion inhibiting packaging products.  Both NTIC and NTIC’s corporate joint venture in Germany, Excor Korrosionsschutz — Technologien und Produkte GmbH (“Excor”), through Excor’s wholly owned subsidiary Excor Korrosionsforschung GmbH, manufacture and supply the industrial chemical corporate joint ventures with the essential additives (“Masterbatch”) required to make ZERUST® industrial corrosion inhibiting packaging products functional.

NTIC has a 50% ownership interest in NTI ASEAN, LLC for its corporate joint venture investments in the Association of Southeast Asian Nations, or ASEAN, region.  Taiyo Petroleum Gas Co. Ltd., NTIC’s existing joint venture partner in Japan, owns the remaining 50% ownership interest in NTI ASEAN, LLC.

NTIC has a 50% ownership interest in Northern Instruments Corporation LLC for its corporate joint venture investment in Mütec GmbH in Germany.  Taiyo Petroleum Gas Co. Ltd., NTIC’s existing joint venture partner in Japan, owns the remaining 50% ownership interest in Northern Instruments Corporation LLC.  Northern Instruments Corporation LLC then owns 80% of Mütec GmbH.  Mütec GmbH manufactures proprietary electronic sensing instruments, which it sells through distributors as well as certain corporate joint ventures.  Mütec GmbH is NTIC’s only non-industrial chemical joint venture.

The following table sets forth a list of NTIC’s operating corporate joint ventures as of November 20, 2009, indicating which joint ventures are industrial chemical or non-industrial chemical, the country in which the joint venture is organized and NTIC’s ownership percentage in each joint venture:

Joint Venture Name	Country	NTIC Percent (%) Ownership
INDUSTRIAL CHEMICAL CORPORATE JOINT VENTURES
TAIYONIC LTD.	Japan	50%
ACOBAL SAS	France	50%
ZERUST-NIC (TAIWAN) CORP.	Taiwan*	25%
EXCOR GmbH	Germany	50%
ZERUST SINGAPORE PTE. LTD	Singapore*	50%
ZERUST AB	Sweden	50%
ZERUST PREVENÇÃO DE CORROSÃO SA.	Brazil	50%
MOSTNIC	Russia	50%
KOREA ZERUST CO., LTD.	South Korea	25%
ZERUST OY	Finland	50%
ZERUST (U.K.) LTD.	United Kingdom	50%
EXCOR-ZERUST S.R.O.	Czech Republic	50%
EXCOR SP. Z.O.O.	Poland	50%
SPECIALTY — NTIA CO. LTD.	Thailand*	25%
TIANJIN ZERUST CO.	China*	25%
HARITA-NTI	India	50%
CHONG WAH-NTIA SDN. BHD.	Malaysia*	25%
NTIA ZERUST PHILIPPINES, INC.	Philippines*	50%
FIBRO NTI JOINT STOCK CO.	Turkey	50%
ZERUST CONSUMER PRODUCTS, LLC	United States	50%
POLYMER ENERGY LLC***	United States	62.5%
ZERUST — DNEPR	Ukraine	50%
SINGLE POINT ENERGY & ENVIRONMENT CO. LTD.	Thailand	50%
NTI-DILMUN MIDDLE EAST FZCO.	UAE	50%
PT. CHEMINDO — NTIA	Indonesia*	25%
LENPROMTECHNOLOGIES, LLC	Russia	50%
NON-INDUSTRIAL CHEMICAL CORPORATE JOINT VENTURES
MUTEC GMBH	Germany**	40%

*                           Indirect ownership interest through NTI ASEAN, LLC

**                    Indirect ownership through Northern Instruments Corporation LLC

***             Polymer Energy LLC had immaterial activity in fiscal 2009 and is not fully consolidated on NTIC’s consolidated financial statements.

Total net sales of all of NTIC’s joint ventures decreased 38.9% to $61,895,133 during fiscal 2009 compared to $101,279,532 during fiscal 2008 and increased 25.7% during fiscal 2008 compared to fiscal 2007. The profits of NTIC’s corporate joint ventures are shared by the respective corporate joint venture owners in accordance with their respective ownership percentages.  In addition, NTIC’s receipt of funds as a result of sales by its joint ventures is dependent upon NTIC’s receipt of dividend distributions from the joint ventures and NTIC’s receipt of fees for technical and other support services that NTIC provides to its joint ventures based on the revenues of the joint ventures.  NTIC typically owns only 50% or less of its joint venture entities and thus does not control the decisions of these entities regarding whether to pay dividends and how much in dividends in any given year.  NTIC’s equity in income from its corporate joint ventures and holding companies decreased 90.3% to $367,238 in fiscal 2009 compared to $3,792,197 in fiscal 2008. NTIC also recognized decreased fee income for such technical and support services of $3,378,193 in fiscal 2009 compared to $5,956,403 in fiscal 2008.  NTIC incurs direct expenses related to its corporate joint ventures and holding companies.  Such expenses include consulting, travel, technical and marketing services to existing joint ventures, legal fees incurred in the establishment of new joint ventures, registration and promotion and legal defense of worldwide trademarks, and legal fees incurred in connection with the filing of patent applications.  NTIC incurred $4,451,821 in direct joint venture expenses in fiscal 2009 as compared to $5,406,766 in fiscal 2008. NTIC’s loss from its corporate joint ventures and holding companies was $(706,390) in fiscal 2009 compared to a gain of $4,514,601 in fiscal 2008.

While NTIC is not aware of any specific potential risk beyond its initial investment in and any undistributed earnings of each of its corporate joint ventures, there can be no assurance that NTIC will not be subject to lawsuits based on product liability claims or other claims arising out of the activities of its joint ventures.  To mitigate the ramifications of such an occurrence, NTIC maintains liability insurance specifically applicable to its ownership positions in its joint venture arrangements in excess of any insurance the joint ventures may maintain.

Products

NTIC currently derives revenues directly and/or indirectly through its joint ventures from the following product lines:

Corrosion Prevention.  Over 93.4% of NTIC’s consolidated net sales from its North American operations for fiscal 2009 were derived from developing, manufacturing and marketing ZERUST® rust and corrosion inhibiting packaging products and services.  Corrosion not only damages the appearance of metal products and components but also negatively impacts their mechanical performance.  This applies to the rusting of ferrous metals (iron and steel) and the deterioration by oxidation of nonferrous metals (aluminum, copper, brass, etc.).

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

NTIC’s corrosion prevention products also include a line of several diffusers, such as ZERUST ICT® Vapor Capsules, ZERUST ICT® Plastabs® and ZERUST ICT® Cor-Tabs®, which protect metal surfaces within the distance of a certain specified “radius of protection.”  This industrial product line has since been expanded to also include items such as ZERUST® gun cases and car covers targeted at retail consumers. NTIC also has developed proprietary corrosion inhibitors for use in the mitigation of corrosion in capital assets used in the petrochemical and related industries.

NTIC also has developed additives in liquid form to imbue corrugated cardboard, solid fiber and chipboard packaging materials with corrosion protection properties.  Additionally, NTIC provides a line of metal surface treatment liquids, which are oil, water and bio-solvent based, marketed under the Axxatec™ and Axxanol™ brand names.

As an on-going effort to help NTIC’s customers improve and control their processes in terms of corrosion management, NTIC markets and offers unique corrosion management and consulting services to target customers. This ZERUST® corrosion inhibitor system (known as Z-CIS®) utilizes NTIC’s global experience in successful corrosion management control. Services and consulting are billed according to work done on the customer’s behalf to improve the customer’s internal and external corrosion control systems.  Several major automotive companies and their automotive parts suppliers have used NTIC’s Z-CIS® system.

Corrosion Prevention for the Oil and Gas Industry.  NTIC has developed proprietary corrosion inhibiting technologies for use in the mitigation of corrosion in capital assets used in the petroleum and process chemical industry and is initially targeting the sale of these new ZERUST® products to the oil and gas industry sector.  In January 2009, NTIC announced the signing of a multi-year contract between its Brazilian joint venture (Zerust Prevencao de Corrosao S.A.) and Petroleo Brasileiro S.A. (Petrobras) to install and service proprietary corrosion protection technologies on the roofs of an initial set of aboveground oil storage tanks at the Petrobras REDUC refinery in Rio de Janeiro, Brazil.  At the end of March 2009, NTIC announced that it had signed multiple joint research and development contracts with Petrobras’s research and development group at the Leopoldo Américo Miguez de Mello Research & Development Center (CENPES) pursuant to which the parties will undertake a 20-month Petrobras funded effort to explore, understand and resolve bottom plate corrosion issues in aboveground storage tanks. A second 12-month Petrobras sponsored project also has started aimed at field trials of certain pipeline protection technologies. These initiatives are designed to help mitigate corrosion for critical oil and gas industry infrastructure. The projects are directly between NTIC and Petrobras and will be supported primarily by NTIC’s research and development facilities in Beachwood, Ohio. Any new intellectual property generated will be jointly owned by NTIC and Petrobras with NTIC having access to commercialization rights.

In addition, NTIC is pursuing opportunities to market its technology to other targeted potential customers in the oil and gas industry across several countries through NTIC’s joint venture partners and other strategic partners.  NTIC believes that its ZERUST® oil and gas solutions will minimize maintenance downtime on critical oil and gas industry infrastructure, will extend the life of such infrastructure and will reduce the risk of environmental pollution due to corrosion leaks.  NTIC believes, however, the sale of its ZERUST® products to customers in the oil and gas industry will involve a long sales cycle, likely including a one- to two-year trial period with each customer and a slow integration process thereafter.

Bio-Plastics.  NTIC manufactures and sells a range of bio-based and biodegradable (compostable) polymer resin compounds and products under the Natur-Tec® brand. NTIC’s consolidated net sales from its North American operations for fiscal 2009 included $538,542 in sales of Natur-Tec® products.  In recent years, a combination of market drivers such as volatile petroleum prices, a desire to reduce dependence on foreign oil, increased environmental and sustainability awareness at the corporate and consumer level, improved technical properties and product functionality and favorable regulations banning the use of traditional, petroleum-based plastics, have led to increased interest in sustainable, renewable resource based and compostable alternatives to traditional plastics.  The term “bio-plastics” encompasses a broad category of plastics that are either bio-based (i.e. derived from renewable resources such as corn or cellulosic/plant material or blends thereof) or are plastics that are engineered to be fully biodegradable/compostable.

Natur-Tec® biopolymer resins are produced using NTIC’s proprietary and patent pending ReX Process. In this process, biodegradable polymers, natural polymers made from renewable resources, and organic and inorganic materials are reactively blended in the presence of proprietary compatibilizers and polymer modifiers to produce bio-based/biodegradable polymer resin formulations that exhibit unique and stable morphology.  Natur-Tec® polymer resins are engineered for high performance, ease of processing and reduced cost compared to most other bioplastic materials, and can be processed by converters using conventional manufacturing processes and equipment.  Natur-Tec® biopolymer resins are available in several grades tailored for a variety of applications such as blown-film extrusion, extrusion coating, injection molding and rigid, engineered plastics.  Natur-Tec® biodegradable and compostable polymer resins and all products made thereof meet requirements of international standards for compostable plastics such as ASTM D6400 (U.S.) and EN 13432 (Europe), and are certified as 100% biodegradable and compostable by the Biodegradable Products Institute in the U.S.  The finished products include totally biodegradable compost and trash bags, agricultural film and other single-use disposable products such as compostable cutlery, food and consumer goods packaging.  In addition, NTIC offers a line of renewable resource based resin compounds for durable engineering plastics applications such as automotive and industrial plastics.

NTIC recently expanded its distribution network for its Natur-Tec® products by entering into agreements with 14 new distributors and independent manufacturer’s sales representatives.

Conversion of Plastic Waste to Fuel.  NTIC’s Polymer Energy LLC joint venture markets and sells a system that uses catalytic pyrolysis to convert plastic waste (primarily polyolefins) into hydrocarbons (primarily a mix of diesels, gasoline and heavy fractions) resulting in an economically viable and environmentally responsible alternative to current methods of recycling and disposal of plastic waste. The Polymer Energy™ system is modular by design and is suited for distributed processing of plastic waste. Each unit can process up to ten tons of plastic waste per day, and the modular design allows for easily scalable capacity. The Polymer Energy™ process can handle plastic that is contaminated with other types of waste such as metals, glass, dirt and water.  The system can tolerate up to 25% of other waste in the input waste stream. As a result, the plastic waste does not need to be pre-sorted, cleaned or dried prior to processing, which significantly reduces the overall cost of operation. The output crude oil mix is high-grade and can be further processed in a refinery or used as an input for co-generation of electricity.

NTIC, through Polymer Energy LLC, a joint venture in which NTIC has a 62.5% ownership interest has an exclusive license to market the technology in countries in Asia and North America.

Electronic Measuring Instruments.  NTIC’s Mütec GmbH joint venture develops, manufactures and sells proprietary electronics components including signal converters, Input-Output interfaces, bulk goods property measurement instruments, and process sensor technologies.

Manufacturing

NTIC’s proprietary ZERUST® additives and products are produced according to NTIC’s specifications by selected contractors and joint ventures under trade secrecy agreements and/or license agreements.

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

With respect to NTIC’s bio-plastics products, NTIC competes with several established companies that have been producing and selling similar products for a significantly longer time period, have significantly more sales and substantial financial and other resources than NTIC.  In addition to performance, NTIC competes on the basis of price and therefore NTIC’s margins on its bio-plastics products are smaller than its margins on its ZERUST® products.  NTIC also competes on the basis of supply for the resins used to manufacture NTIC’s bio-plastics products since there are a limited number of suppliers of such resins and limited capacity for their production.

With respect to NTIC’s plastics to fuel oil conversion technology, although NTIC is not currently aware of a large number of competitors, such competitors could quickly develop and a few have recently emerged in Asia.

Research and Development

NTIC’s research and development activities are directed at improving existing products, developing new products and improving quality assurance through improved testing of NTIC’s products.  NTIC’s joint venture in Germany, Excor, has established a wholly owned subsidiary, Excor Korrosionsforschung GmbH, to conduct research into new fields of corrosion inhibiting packaging and the applications engineering of such products in conjunction with NTIC’s domestic research and development operations.  NTIC’s internal research and development activities are conducted at its facilities located in Circle Pines, Minnesota; Beachwood, Ohio; Dresden, Germany; and Chennai, India under the direction of internationally known scientists and research institutes under exclusive contract to NTIC with respect to the subject of their respective research efforts.  NTIC’s research and development activities in Minnesota, Ohio, Germany and India, along with NTIC’s research and development efforts conducted with the expert consulting support of Ramani Narayan, Ph.D., a current director of NTIC, frequently result in the development of intellectual property rights for NTIC.  NTIC spent $3,024,205 in fiscal 2009 and $2,532,791 in fiscal 2008 in connection with its research and development activities.  NTIC anticipates that it will spend between $3,000,000 and $3,500,000 in fiscal 2010 on research and development activities.  These fees are accounted for in the “Expenses incurred in support of corporate joint ventures” section of NTIC’s consolidated statements of operations.

NTIC was awarded two National Science Foundation (NSF) awards — one in June 2009 as a Phase I Small Business Technology Transfer (STTR) grant for $150,000 on Advanced PLA Materials for biobased and biodegradable products. The second in September 2009 as a Phase I Small Business Innovation Research grant for an additional $150,000 on “Biobased coatings for corrosion protection.” The NSF grants will help NTIC develop biobased technologies for new innovative applications in the ZERUST® and Natur-Tec® business areas. The research and technology development will be conducted in collaboration with Michigan State University. NTIC plans to use modified polylactic acid (PLA) chemistries and soybean oil based coatings formulations developed at MSU to expand its product portfolio with enhanced solutions for bioplastics packaging and corrosion management, respectively. NTIC intends to apply for Phase II grants for further development and commercialization of these technologies, which if granted could potentially bring in up to $1,000,000 in additional funding to NTIC.

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

In 1979, NTIC developed and patented the first polyolefin (plastic) based industrial corrosion inhibiting packing material in the world.  The U.S. patent granted under this patent application became the most important intellectual property right in NTIC’s history.  This patent expired in 2000.  NTIC has since filed for 12 letters of patents in the U.S. covering various corrosion inhibiting technologies, systems and applications.  NTIC owns several patents in these areas.  These patents as well as patent applications have been extended to the countries of strategic relevance to NTIC including, but not limited to, the Patent Cooperation Treaty.  In addition, NTIC’s joint venture in Germany, EXCOR GmbH, owns several patents in the area covering various corrosion inhibiting technologies and also applied for new patent applications for proprietary new corrosion inhibiting technologies.  NTIC is also seeking additional patent protection covering various host materials into which its corrosion inhibiting additives and other protective features can be incorporated, proprietary new process technologies, and chemical formulations outside the area of corrosion protection.  NTIC owns several patents outside the area of corrosion protection both in the U.S. and in countries of strategic relevance to NTIC including, but not limited to, the Patent Cooperation Treaty.

In addition to seeking patent protection, NTIC maintains an extensive portfolio of trademarks in all countries where NTIC has a joint venture presence.  NTIC continuously pursues new trademark applications of strategic interest worldwide.  NTIC owns the following U.S. registered trademarks: NTI®, NTI & Globe Design, ZERUST®, EXCOR®, ICT®, Z-CIS®, COR TAB®, PLASTABS®, MATCH-TECH®, COR/SCI®, NIC®, NATUR-TEC®, NATUR-TEC & Design®.  NTIC also has a registered trademark on the use of the Color Yellow with respect to corrosion inhibiting packaging. In addition, NTIC has applied for the following new trademarks in the U.S.: Polymer Energy™, Polymer Energy Logo™.  Furthermore, NTI®, ZERUST®, The ZERUST People®, EXCOR®, the Color Yellow®, NTI ASEAN®, COR/SCI®, Polymer Energy® and Polymer Energy Logo® as well as other marks have been registered in the European Union with several new applications pending.

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

Backlog

NTIC had order backlog of $325,000 as of August 31, 2009 compared to $731,000 as of August 31, 2008.  These are orders that are held by NTIC pending release instructions from the customers to be used in just-in-time production.  Customers generally place orders on an “as needed” basis and expect delivery within a relatively short period of time.

Availability of Raw Materials

NTIC does not carry excess quantities of raw materials or purchased parts because of widespread availability for such materials and parts from various suppliers.

Employees

As of August 31, 2009, NTIC had 42 full-time employees located in the United States, consisting of 16 in sales and marketing, 13 in research and development and lab, seven in administration, five in production and one responsible for international coordination.  There are no unions representing NTIC’s employees and NTIC believes that its relations with employees are good.

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

NTIC wishes to caution readers not to place undue reliance on any forward-looking statement that speaks only as of the date made and to recognize that forward-looking statements are predictions of future results, which may not occur as anticipated.  Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described under the heading “Item 1A.  Risk Factors” below, as well as others that NTIC may consider immaterial or does not anticipate at this time.  Although NTIC believes that the expectations reflected in its forward-looking statements are reasonable, NTIC does not know whether its expectations will prove correct.

NTIC’s expectations reflected in its forward-looking statements can be affected by inaccurate assumptions NTIC might make or by known or unknown risks and uncertainties, including those described below under the heading “Item 1A. Risk Factors.”  The risks and uncertainties described under the heading “Item 1A. Risk Factors” below are not exclusive and further information concerning NTIC and its business, including factors that potentially could materially affect its financial results or condition, may emerge from time to time.  NTIC assumes no obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.  NTIC advises stockholders and investors to consult any further disclosures it may make on related subjects in its annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K that NTIC files with or furnishes to the Securities and Exchange Commission.

Item 1A.       RISK FACTORS

The following are the most significant factors known to NTIC that could materially adversely affect its business, financial condition or operating results.

Current worldwide economic conditions have and may continue to adversely affect NTIC’s business, operating results and financial condition, as well as further decrease its stock price.

General worldwide economic conditions have experienced a significant downturn due to the effects of the subprime lending crisis, general credit market crisis, collateral effects on the finance and banking industries, concerns about inflation, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns.  NTIC’s business has not been immune.  The current worldwide economic crisis has adversely affected and may continue to adversely affect demand for NTIC’s products, including in particular NTIC’s ZERUST® products from its automotive customers and its Natur-Tec® products.  The worldwide economic crisis also has had and may continue to have other adverse implications on NTIC’s business.  For example, the ability of NTIC’s customers to borrow money from their existing lenders or to obtain credit from other sources to purchase NTIC’s products has been and may continue to be impaired.  For example, NTIC believes that the U.S. economic recession has adversely affected the ability of NTIC’s principal Natur-Tec® distributor to purchase and distribute Natur-Tec® products, which has adversely affected NTIC’s sales of Natur-Tec® products.  In addition, although NTIC maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments and such losses historically have been within NTIC’s expectations and the provisions established, NTIC cannot guarantee that it will continue to experience the same loss rates that it has in the past, especially given the current turmoil in the worldwide economy.  A significant change in the liquidity or financial condition of NTIC’s customers could cause unfavorable trends in NTIC’s receivable collections and additional allowances may be required, which could adversely affect NTIC’s operating results.  In addition, the worldwide economic crisis may adversely impact the ability of suppliers to provide NTIC with materials and components, which could adversely affect NTIC’s business and operating results.  Like many other stocks, NTIC’s stock price has decreased significantly since June 2008 when it traded as high as $20.85 and if investors have concerns that NTIC’s business, operating results, financial condition and prospects will be negatively impacted by a worldwide economic downturn, NTIC’s stock price could further decrease.

The worldwide automotive industry in the United States experienced a significant downturn in sales during fiscal 2009, thus resulting in decreased demand for NTIC’s ZERUST® products, which adversely affected and may continue to adversely affect NTIC’s net sales from its North American operations and its other operating results.

During the fiscal year ended August 31, 2009, more than 93.4% of NTIC’s consolidated net sales from its North American operations were derived from the sales of NTIC’s ZERUST® rust and corrosion inhibiting packaging products and services.  A significant portion of these products and services were sold to customers in the automotive industry and to a lesser extent to customers in the electronics, electrical, mechanical, military and retail consumer markets.  The worldwide automotive industry has experienced a significant downturn in sales during fiscal 2009 primarily as a result of the worldwide economic recession.  Such sales are not expected to improve significantly in the foreseeable future, which may result in a continued adverse effect on NTIC’s net sales from its North American operations and its other operating results.  While NTIC intends to increase marketing efforts of its ZERUST® products and services to customers in other target industries, no assurance can be provided that NTIC will be successful in doing so or will recognize increased sales from such new target markets.

NTIC’s liquidity and financial position rely on the receipt of fees for technical and other support services and dividend distributions from its corporate joint ventures.  Such fees were down significantly in fiscal 2009 as compared to fiscal 2008.  No assurance can be provided that NTIC will continue to receive such fees and dividend distributions in amounts NTIC historically has received or anticipates to receive.

NTIC conducts business, either directly or indirectly through holding companies, in 27 active corporate joint venture arrangements in North America, South America, Europe, Asia and the Middle East.  Each of these joint ventures manufactures, markets and sells finished products in the geographic territory that it is assigned.  Prior to fiscal 2009, NTIC’s international business had expanded significantly during the past several fiscal years.  Total net sales of all of NTIC’s joint ventures increased 25.7% to 101,279,532 during fiscal 2008 as compared to fiscal 2007.  However, total net sales of all of NTIC’s joint ventures decreased 38.9% to $61,895,133 during the fiscal 2009 compared to fiscal 2008 primarily as a result of decreased demand for ZERUST® products due to the global economic slowdown and to a lesser extent fluctuations in the foreign currency exchange rate of the U.S. dollar compared to other currencies in which NTIC’s joint ventures conduct business.  NTIC’s receipt of funds as a result of sales by its joint ventures is dependent upon NTIC’s receipt of fees for technical and other support services that NTIC provides to its joint ventures based on the revenues of the joint ventures and NTIC’s receipt of dividend distributions from the joint ventures.  As a result of the decrease in total net sales of NTIC’s joint ventures during fiscal 2009 as compared to fiscal 2008, NTIC’s fee income for technical and support services decreased 43.3% to $3,378,193 during fiscal 2009 as compared to fiscal 2008.  No assurance can be provided that NTIC’s international business as conducted through its corporate joint ventures will improve or be successful in the future.  NTIC’s liquidity and financial position rely on NTIC’s receipt of fee income for technical and support services and dividend distributions from its corporate joint ventures.  During fiscal 2008, NTIC received $1,983,316 in dividends from its corporate joint ventures.  During fiscal 2009, NTIC received $2,589,887 in dividends received from its corporate joint ventures. Because NTIC typically owns only 50% or less of its joint venture entities, NTIC does not control the decisions of these entities regarding whether to pay dividends and how much in dividends should be paid in any given year.  Thus, NTIC cannot guarantee that any of its joint ventures will pay dividends in any given year.  The failure of NTIC’s joint ventures to declare dividends or the failure to receive fees for technical and other support services in amounts typically expected by NTIC could adversely affect NTIC’s liquidity and financial position.

NTIC has invested and intends to invest additional research and development and marketing efforts and resources into its new businesses, such as the application of its corrosion prevention technology into the oil and gas industry, its bioplastics products and its plastic recycling technology.  No assurance can be provided, however, that NTIC’s investments in such new businesses will be successful and result in additional revenue.

In an effort to increase net sales, NTIC has expanded its corrosion prevention solution products into new markets, such as the oil and gas industry, and expanded its product lines to include other products, such as biodegradable and compostable plastics and plastic recycling technology.  NTIC spent $3,024,205 in fiscal 2009 in connection with its research and development activities related to its new businesses.  NTIC expects to continue to invest additional research and development and marketing efforts and resources into these businesses.  No assurance can be provided, however, that such efforts and investments into these new businesses will be successful or that NTIC will be successful in obtaining additional revenue.

NTIC’s new businesses may require additional capital in the future, which may not be available or may be available only on unfavorable terms.  In addition, any equity financings may be dilutive to NTIC’s stockholders.

The expansion of NTIC’s corrosion prevention solution products into new markets, such as the oil and gas industry, and the expansion of NTIC’s product lines to include other products, such as biodegradable and compostable plastics and plastic recycling technology, will require significant resources during fiscal 2010 and beyond.  To the extent that NTIC’s existing capital, including amounts available under its demand line of credit or other then existing financing arrangements, is insufficient to meet these requirements, NTIC may raise additional capital through financings or additional borrowings. Any equity or debt financing, if available at all, may be on terms that are not favorable to NTIC and any equity financings could result in dilution to NTIC’s stockholders.

NTIC’s new businesses are risky and may not prove to be successful, which could harm NTIC’s operating results and financial condition.

NTIC is undertaking the expansion of its corrosion prevention solution products into new markets, such as the oil and gas industry and the expansion of its products lines to include others products, such as biodegradable and compostable plastics and plastic recycling technology, either directly or through joint ventures.  Such new businesses are risky and subject to all of the risks inherent in the establishment of a new business enterprise, including:

•                  the absence of a significant operating history;

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

•                  insufficient capital and other resources; and

•                  reliance on key personnel.

Disruptions in the global financial markets could impact the ability of NTIC’s counterparties and others to perform their obligations to NTIC and NTIC’s ability to obtain any additional future financing if needed or desired.

Disruptions in the global financial markets, including the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States and other governments and the related liquidity crisis, have considerably disrupted the credit and capital markets.  NTIC’s credit risk consists of cash and cash equivalents, short-term investments, trade receivables, lending commitments and insurance relationships in the ordinary course of business.  NTIC places cash, cash equivalents and short-term investments with high quality financial institutions, which NTIC monitors regularly and take action where possible to mitigate risk.  NTIC does not hold investments in auction rate securities, mortgage backed securities, collateralized debt obligations, individual corporate bonds, special investment vehicles or any other investments which have been directly impacted by the worldwide financial crisis.  NTIC’s insurance programs are with carriers that remain highly rated and NTIC has no significant pending claims.  However, the disruptions in the credit and capital markets could cause NTIC’s counterparties and others to breach their obligations or commitments to NTIC under NTIC’s contracts with them.  To date, NTIC’s demand line of credit with National City Bank remains available to NTIC.  However, in the event NTIC needed or desired additional financing, NTIC may be unable to obtain it by borrowing money in the credit markets and/or raising money in the capital markets.

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

NTIC sells products and technical services directly and via a network of independent distributors, manufacturer’s sales representatives and joint ventures in over 50 countries, including countries in North America, South America, Europe, Asia and the Middle East.  One of NTIC’s strategic objectives is the continued expansion of its international operations.  The expansion of NTIC’s existing international operations and entry into additional international markets require management attention and financial resources.

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

Fluctuations in foreign currency exchange rates could result in declines in NTIC’s earnings (if any) and changes in NTIC’s foreign currency translation adjustments.

Because the functional currency of NTIC’s foreign operations and investments in its foreign corporate joint ventures and holding companies is the applicable local currency, NTIC is exposed to foreign currency exchange rate risk arising from transactions in the normal course of business.  NTIC’s principal exchange rate exposure is with the Euro, the Japanese yen, Indian Rupee, Chinese yuan, Korean won and the English pound against the U.S. dollar.  NTIC’s fees for technical support and other services and dividend distributions from these foreign entities are paid in foreign currencies and thus fluctuations in foreign currency exchange rates could result in declines in NTIC’s earnings (if any).  Since NTIC’s investments in its corporate joint ventures and holding companies are accounted for using the equity method, any changes in foreign currency exchange rates would be reflected as a foreign currency translation adjustment and would not change NTIC’s equity in income of joint ventures and holding companies reflected in its consolidated statements of income.  NTIC does not hedge against its foreign currency exchange rate risk.

NTIC breached a financial covenant under the note governing its term loan obtained in connection with the purchase of its corporate headquarters and as a result the bank could demand the entire amount outstanding under the note immediately due and payable in full, which would have a material adverse effect on NTIC’s financial position and liquidity.

NTIC has certain covenants related to its term loan with National City Bank. For example, NTIC is subject to a minimum debt service coverage ratio of 1.0:1.0.  At August 31, 2009, NTIC failed to meet this financial covenant and no waiver from the bank was obtained by NTIC for the covenant violation.  As a result, an event of default occurred under the note and the bank has the right in its discretion, by giving written notice to NTIC, to declare the amount outstanding under the note immediately due and payable in full. As a result, NTIC classified all amounts outstanding with National City Bank as current liabilities on its consolidated balance sheet.

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

As a result of a change in U.S. generally accepted accounting principles, NTIC was required to consolidate React-NTI LLC, its former corporate joint venture.  If the accounting rules were to change and NTIC were required to fully consolidate its remaining corporate joint ventures or if NTIC’s corporate joint ventures otherwise would be required to be in compliance with the internal control provisions of the Sarbanes-Oxley Act of 2002, NTIC would incur significant additional costs.  NTIC estimates that the costs for each of its corporate joint ventures to become Sarbanes-Oxley compliant would range between $150,000 to $500,000 and that annual maintenance expenses would range from $50,000 to $100,000 per year per corporate joint venture thereafter.  In addition, other accounting pronouncements issued in the future could have a material cost associated with NTIC’s implementation of such new accounting pronouncements.

NTIC’s business, properties and products are subject to governmental regulation and taxes, compliance with which may require NTIC to incur expenses or modify its products or operations, and which may expose NTIC to penalties for non-compliance.  Governmental regulation also may adversely affect the demand for some of NTIC’s products and its operating results.

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

Fluctuations in NTIC’s effective tax rate could have a significant impact on NTIC’s  financial position, results of operations or cash flows.

The mix of pre-tax income or loss among the tax jurisdictions in which NTIC operates that have varying tax rates could impact NTIC’s effective tax rate.  NTIC is subject to income taxes as well as non-income based taxes, in both the United States and various foreign jurisdictions.  Judgment is required in determining the worldwide provision for income taxes, other tax liabilities, interest and penalties.  Future events could change management’s assessment.  NTIC operates within multiple taxing jurisdictions and is subject to tax audits in these jurisdictions.  These audits can involve complex issues, which may require an extended period of time to resolve.  NTIC also has made assumptions about the realization of deferred tax assets.  Changes in these assumptions could result in a valuation allowance for these assets.  Final determination of tax audits or tax disputes may be different from what is currently reflected by NTIC’s income tax provisions and accruals.  In addition, President Obama’s administration has announced proposals for new U.S. tax legislation that, if adopted, could adversely affect NTIC’s tax rate.

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

NTIC’s success is dependent upon the efforts of a small management team and group of employees.  As part of its cost savings measures, NTIC implemented a hiring freeze and laid off 16% of its work force in during fiscal 2009.  NTIC’s future success will depend in large part on its ability to retain its key employees and identify, attract and retain other highly qualified managerial, technical, sales and marketing and customer service personnel when needed. Competition for these individuals may be intense, especially in the markets in which NTIC operates.  NTIC may not succeed in identifying, attracting and retaining these personnel.  NTIC’s current management, other than its President and Chief Executive Officer, does not have any material stock ownership in NTIC or any contractual obligation to maintain their employment with NTIC.  The loss or interruption of services of any of NTIC’s key personnel, including in particular its technical personnel, the inability to identify, attract or retain qualified personnel in the future, delays in hiring qualified personnel, or any employee slowdowns, strikes or similar actions could make it difficult for NTIC to manage its business and meet key objectives, which could harm NTIC’s business, financial condition and operating results.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related and other recent regulations implemented by the SEC and the NASDAQ Stock Market, are creating challenges for publicly-held companies, including NTIC. NTIC is committed to maintaining high standards of corporate governance and public disclosure. As a result, NTIC’s efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, NTIC’s efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding NTIC’s assessment of its internal control over financial reporting have required and will continue to require the expenditure of significant financial and managerial resources, especially since NTIC’s management’s report on NTIC’s internal control over financial reporting will be subject to attestation by NTIC’s independent registered public accounting firm commencing with NTIC’s fiscal year ending August 31, 2010.  Although NTIC’s management concluded that NTIC’s internal control over financial reporting was effective as of August 31, 2009, no assurance can be provided that NTIC’s management will reach a similar conclusion as of a later date or that NTIC’s independent registered public accounting firm will agree with management’s conclusions beginning with NTIC’s fiscal year ending August 31, 2010.

NTIC’s business is subject to a number of other miscellaneous risks that may adversely affect NTIC’s operating results, financial condition or business.

NTIC’s business is subject to a number of other miscellaneous risks that may adversely affect NTIC’s operating results, financial condition or business, such as natural or man-made disasters or global pandemics that may result in shortages of raw materials, higher commodity costs, an increase in insurance premiums and other adverse effects on NTIC’s business; the continued threat of terrorist acts and war that may result in heightened security and higher costs for import and export shipments of components or finished goods; and the ability of NTIC’s management to adapt to unplanned events.

Risks Related to NTIC’s Common Stock

A large percentage of NTIC’s outstanding common stock is held by insiders, and, as a result, the trading market for NTIC’s common stock is not as liquid as the stock of other public companies.

As of November 20, 2009, NTIC had 4,240,679 shares of common stock outstanding, of which 1,046,841 of these outstanding shares were beneficially owned by directors, executive officers, principal stockholders and their respective affiliates. The stock of companies with a substantial amount of stock held by insiders is usually not as liquid as the stock of other public companies where insider ownership is not as concentrated.  Thus, the trading market for shares of NTIC’s common stock may not be as liquid as the stock of other public companies.

The price and trading volume of NTIC’s common stock has been, and may continue to be, volatile.

The market price and trading volume of NTIC’s common stock price has fluctuated over a wide range during the past year or so. During fiscal 2009, the sale price of NTIC’s common stock ranged from a low of $4.21 to a high of $14.73, and the daily trading volume ranged from zero shares to 32,400 shares. It is likely that the price and trading volume of NTIC’s common stock will continue to fluctuate in the future. The securities of small capitalization companies, including NTIC, from time to time experience significant price and volume fluctuations, often unrelated to the operating performance of these companies. Securities class action litigation is sometimes brought against a company following periods of volatility in the market price of its securities or for other reasons. NTIC may become the target of similar litigation. Securities litigation, whether with or without merit, could result in substantial costs and divert management’s attention and resources, which could harm NTIC’s business, financial condition, and operating results, as well as the market price of its common stock.

The trading volume of NTIC’s common stock is typically very low, leaving NTIC’s common stock open to risk of high volatility.

The number of shares of NTIC’s common stock being traded on a daily basis is often very low and on some trading days, there is no trading volume at all. Any stockholder wishing to sell his, her or its stock may cause a significant fluctuation in the trading price of NTIC’s common stock. In addition, low trading volume of a stock increases the possibility that, despite rules against such activity, the price of the stock may be manipulated by persons acting in their own self-interest.  NTIC may not have adequate market makers and market making activity to prevent manipulation in its common stock.

NTIC does not intend to pay dividends for the foreseeable future.

Although in the past NTIC has paid dividends on its common stock, NTIC has not done so since fiscal 2005.  The payment of any future dividends will be determined by NTIC’s Board of Directors in light of conditions then existing, including NTIC’s earnings (if any), financial condition, cash requirements, restrictions in financing agreements, business conditions and other factors.  The Board of Directors currently does not anticipate paying a dividend on NTIC’s common stock in the near future, but rather intends to retain all of its earnings for the foreseeable future to finance the operation and expansion of its business. As a result, NTIC’s stockholders will only receive a return on their investment in NTIC’s common stock if the market price of the common stock increases.

One of NTIC’s principal stockholders beneficially owns a significant percentage of NTIC’s outstanding common stock and is affiliated with NTIC’s President and Chief Executive Officer and thus may be able to influence matters requiring stockholder approval, including the election of directors, and could discourage or otherwise impede a transaction in which a third party wishes to purchase NTIC’s outstanding shares at a premium.

As of November 20, 2009, Inter Alia Holding Company, or Inter Alia, beneficially owned approximately 20.1% of NTIC’s outstanding common stock.  Inter Alia is an entity owned by G. Patrick Lynch, NTIC’s President and Chief Executive Officer and a director, as well as three other members of the Lynch family.  Mr. Lynch shares voting and dispositive power of shares of NTIC’s common stock held by Inter Alia Holding Company with the other owners.  As a result of his share ownership through Inter Alia and his position as President and Chief Executive Officer and a director of NTIC, Mr. Lynch may be able to influence the affairs and actions of NTIC, including matters requiring stockholder approval, such as the election of directors and approval of significant corporate transactions.  The interests of Mr. Lynch and Inter Alia may differ from the interests of NTIC’s other stockholders.  This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of NTIC, could deprive NTIC’s stockholders of an opportunity to receive a premium for their common stock as part of a sale or merger of NTIC and may negatively affect the market price of NTIC’s common stock.  Transactions that could be affected by this concentration of ownership include proxy contests, tender offers, mergers or other purchases of common stock that could give stockholders the opportunity to realize a premium over the then-prevailing market price for shares of NTIC’s common stock.

Future sales of NTIC common stock by Inter Alia or its pledgees if Inter Alia is subject to foreclosure proceedings or margin calls could adversely affect the price of NTIC’s common stock.

As of November 20, 2009, Inter Alia beneficially owned approximately 20.1% of NTIC’s outstanding common stock.  After the death of Philip M. Lynch in September 2008, NTIC’s former Chairman of the Board and Chief Executive Officer and a former principal shareholder of Inter Alia, NTIC learned that Mr. Philip M. Lynch shortly prior to his death had pledged all of Inter Alia’s shares of NTIC’s common stock to various banks.  NTIC understands that as of November 20, 2009, 378,167 shares of NTIC’s common stock held by Inter Alia, or approximately 8.9% of NTIC’s outstanding common stock, remained subject to pledge agreements.  Depending upon the status of the various loan obligations of which the shares serve as collateral and the trading price of NTIC’s common stock, Inter Alia may experience a foreclosure or margin call that could result in the sale of Inter Alia’s pledged shares of NTIC’s common stock by Inter Alia’s pledges into the open market or otherwise.  Unlike Inter Alia, such pledgees would not be subject to the volume limitations of SEC Rule 144 in effecting such sales.  Such sales could have a materially adverse effect on the trading price of NTIC’s common stock.  Of the 378,167 shares that have been pledged by Inter Alia, it is NTIC’s understanding that one of the pledgees has made various attempts to foreclose on the collateral of the pledged shares, and that Inter Alia is currently involved in litigation with this pledgee and various other parties regarding the pledged shares and the possible foreclosure and sale of the pledged shares by the pledgee.

In addition, NTIC understands that as a result of the death of Mr. Philip M. Lynch, Inter Alia may decide to diversify its stock holdings by selling a significant portion of its NTIC stock holdings in the public market, in private negotiated transactions and otherwise.  Other than the 90-day lock-up agreement to which Inter Alia is subject as a result of NTIC’s registered direct offering in September 2009, there are no contractual restrictions on the ability of Inter Alia to sell shares of NTIC common stock, although sales in the public market will be subject to the volume limitations and other requirements of SEC Rule 144.  Pursuant to the volume limitations of Rule 144, an affiliate of NTIC may sell shares under Rule 144 only if the shares to be sold, together with the shares sold under Rule 144 during the past three months, do not exceed the greater of 1% of NTIC’s outstanding shares or the average weekly trading volume of NTIC’s shares during the preceding four calendar weeks.  Future sales of a significant portion of NTIC’s common stock during a short time period in the public market by Inter Alia could adversely affect the market price of NTIC common stock.  Any adverse effect on the market price of NTIC common stock could make it difficult for NTIC to raise additional capital through sales of equity securities at a time and at a price NTIC’s Board of Directors deems appropriate.

Future equity issuances by NTIC may have dilutive and other effects on NTIC’s existing stockholders.

As of November 20, 2009 there were 4,240,679 shares of NTIC’s common stock outstanding, and in addition, security holders held options, which, if vested and exercised, would obligate NTIC to issue up to 257,472 additional shares of common stock.  It is expected that such shares, when NTIC issues them upon exercise, will be available for immediate resale in the public market.  The market price of NTIC’s common stock could fall as a result of sales of these shares of common stock due to the increased number of shares available for sale in the market.  In addition, NTIC has a shelf registration statement, which subject to certain limitations, permits NTIC to sell up to a total of approximately $50,000,000 of its securities, some or all of which may be shares of NTIC’s common stock or securities convertible into or exercisable for shares of NTIC’s common stock, and all of which would be available for resale in the public market.  Any issuances by NTIC of equity securities may be at or below the prevailing market price of NTIC’s common stock and may have a dilutive impact on NTIC’s existing stockholders. These issuances or other dilutive issuances also would cause NTIC’s net income per share, if any, to decrease in future periods. As a result, the market price of NTIC’s common stock could decrease.

Item 1B.       UNRESOLVED STAFF COMMENTS

This Item 1B is inapplicable to NTIC as a smaller reporting company.

Item 2.          PROPERTIES

NTIC’s principal executive offices, production facilities and domestic research and development operations are currently located at 4201 Woodland Road, Circle Pines, Minnesota 55014.  NTIC purchased the real estate and 40,000 square feet building in which its corporate headquarters is located pursuant to a like-kind exchange transaction within the meaning of Section 1031 of the Internal Revenue Code of 1986, as amended, for a purchase price of $1,475,000.  To finance the transaction, NTIC obtained a secured term loan in the principal amount of $1,275,000.  The term loan matures on May 1, 2011, bears interest at a fixed rate of 8.01% and is payable in 59 monthly installments equal to approximately $10,776 (inclusive of principal and interest) commencing June 1, 2006.  All of the remaining unpaid principal and accrued interest is due and payable on the maturity date, unless the bank demands payment earlier due to a covenant breach by NTIC as discussed in more detail under the heading “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Financial Resources.”  The loan is secured by a first lien on the real estate and building.  NTIC’s management considers NTIC’s current properties suitable and adequate for its current and foreseeable needs.

In fiscal 1999, a subsidiary of NTIC, NTI Facilities, Inc., acquired a one-third ownership of Omni-Northern Ltd., an Ohio limited liability company, in contemplation of NTI Facilities, Inc. entering into a lease agreement with Omni-Northern Ltd. for approximately 50% of the net rental space in a building owned by Omni-Northern Ltd.  Omni-Northern Ltd. owns and operates a rental property located at 23205 Mercantile Road, Beachwood, Ohio, comprising approximately two acres of land and a building of approximately 34,000 square feet.  The property had an approximate value of $2,205,000, based upon the cash-to-mortgage acquisition price of the property paid in fiscal 2000.  NTIC has guaranteed up to $329,082 of the Omni-Northern Ltd.’s $1,903,571 mortgage obligation with National City Bank, Cleveland, Ohio.  NTI Facilities, Inc. entered into a 15-year lease agreement with Omni-Northern Ltd. for approximately 17,000 square feet of office, manufacturing, laboratory and warehouse space, requiring monthly rental payments of $17,500, which are adjusted annually according to the annual consumer price index, through November 2014.  By its ownership in Omni-Northern Ltd., NTI Facilities Inc. is entitled to one-third of the operating results of Omni-Northern Ltd.  Omni-Northern has leased the remaining 50% of the net rental space to other third parties. Rent expense was $244,774 and $262,232 for the fiscal years ended August 31, 2009 and 2008, respectively.  Future minimum rental payments for each of the succeeding fiscal years through fiscal year ending August 31, 2014 are estimated to be approximately $250,000 per year.

Item 3.          LEGAL PROCEEDINGS

In April 2007, REACT-NTI, LLC (“React LLC”), an entity that was 75% owned by NTIC, was served with a summons and complaint that was filed by Shamrock Technologies, Inc. (“Shamrock”) in state court in New York, which was subsequently removed to the Federal District Court for the Southern District of New York.  The lawsuit sought payment from React LLC of commissions in the approximate amount of $314,500 owed by React LLC under a license agreement between React LLC and Shamrock.  The complaint alleged breach of the license agreement by React LLC and sought damages in an unspecified amount for such breach as well as damages of approximately $300,000 for the alleged failure of React LLC to purchase from Shamrock certain inventory manufactured for sale to a customer.  Shamrock further claimed lost profits with respect to sales made by REACT LLC that were manufactured by parties other than Shamrock.  React LLC denied all of the claims of breach of the license agreement by it and believed that damages caused by Shamrock’s breach of the license agreement and tortious conduct exceeded any amounts owing to Shamrock.  React LLC formally responded to the complaint after removal by moving to dismiss or stay because of Shamrock’s failure to comply with alternative dispute resolution procedures contained in the license agreement.  By court order, the matter was stayed so that the parties could attempt mediation.  The parties mediated for one day and were unsuccessful in resolving the matter.  The parties proceeded with discovery, exchanging answers to interrogatories and documents, and the parties also obtained documents by subpoena from third parties.  With more complete information, the parties decided to dismiss their respective claims without prejudice and return to mediation.  A mediation session was held on December 4, 2008, and the parties continued to negotiate through the mediator via telephone and email thereafter.  The mediator ultimately determined that the parties were at an impasse, and the parties have had no further communication.  Because the mediation and negotiation process did not result in a final settlement, there can be no permanent assurance at the present time that the matter will not result in a material adverse effect on NTIC’s business, financial condition or results of operations at some point in the future.

From time to time, NTIC is involved in various legal actions arising in the normal course of business.  Management is of the opinion that any judgment or settlement resulting from any currently pending or threatened actions would not have a material adverse effect on NTIC’s financial position or consolidated results of operations.

Item 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of NTIC’s security holders during the fourth quarter of the fiscal year covered by this report.

Item 4A.       EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of NTIC, their ages and the offices held, as of November 20, 2009, are as follows:

Name	Age	Position with NTIC
Mr. G. Patrick Lynch	42	President and Chief Executive Officer

Mr. Matthew C. Wolsfeld	35	Chief Financial Officer and Corporate Secretary

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

Officers of NTIC, their ages and the offices held, as of November 20, 2009, are as follows:

Name	Age	Position with NTIC
Prof. Efim Ya. Lyublinski	72	Vice President and Director of New Technologies and Applications Engineering

Mr. Vineet R. Dalal	40	Vice President and Director Global Market Development

Mr. Gautam Ramdas	36	Vice President and Director Global Market Development

Prof. Efim Ya. Lyublinski has been employed by NTIC since March 2000 in the position of Vice President and Director of New Technologies and Applications Engineering.  Prof. Lyublinski is a Member of the Russian Academy of Natural Sciences and NACE International the Corrosion Society.  From 1984 to 1999, Prof. Lyublinski was Head of Laboratory of Complex Methods of Corrosion Protection at the Central Research Institute of Structural Materials (“Prometey”), St. Petersburg, Russia.  Prof. Lyublinski also held a Senior Consulting Position with Osmos Technology, Boston, Massachusetts from 1995 to 1999.  Prof. Lyublinski holds 18 patents, is responsible for 64 inventions and has authored 14 books, 148 articles and lectured at more than 100 symposiums, conferences and congresses in the areas of materials science and corrosion. Prof. Lyublinski received the following awards: in 1997, gold medal of the International Exhibition of Patents in Brussels (Belgium).  From 1975 to 1986 — three gold, three silver and one bronze medal from the Exhibitions of the Achievements of Russian National Economy.

Mr. Vineet R. Dalal, an employee of NTIC since 2004, Vice President and Director — Global Market Development since November 2005.  Prior to joining NTIC, Mr. Dalal was a Principal in the Worldwide Product Development Practice of PRTM, a management consultancy to technology based companies. In this position, Mr. Dalal consulted to several Fortune 500 companies, in the areas of product strategy, Product Lifecycle Management (PLM) and technology management.  Prior to that, Mr. Dalal held positions in program management and design engineering at National Semiconductor Corporation in Santa Clara, California. Mr. Dalal received an M.B.A. degree from the University of Michigan Business School in Ann Arbor, Michigan.  He also holds an M.S. degree in Electrical and Computer Engineering from Oregon State University, and a B.Eng. degree in Electronics Engineering from Karnatak University, India.

Mr. Gautam Ramdas, an employee of NTIC since 2005, is Vice President and Director — Global Market Development.  Prior to joining NTIC, Mr. Ramdas was a Manager in the Strategic Change group of IBM Business Consulting Services. In this position, Mr. Ramdas led consulting engagements at several Fortune 500 companies, in the areas of service strategy, global supplier relationship management and supply chain streamlining.  Mr. Ramdas held positions in the E-Commerce and Supply Chain strategy groups at PricewaterhouseCoopers Management Consulting, again providing consulting services for Fortune 500 clients.  Prior to management consulting, Mr. Ramdas worked as a program manager and design engineer with Kinhill Engineers in Australia.  He has also been involved in the start-up stage of successful small businesses in the U.S. and in India.  Mr. Ramdas received an M.B.A. from the University of Michigan Business School in Ann Arbor, Michigan.  He also holds a bachelor’s degree in Mechanical Engineering from the College of Engineering, Guindy (Chennai), India.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

NTIC’s common stock is listed for trading on the NASDAQ Global Market under the symbol “NTIC.”  NTIC’s common stock has traded on the NASDAQ Global Market since June 30, 2008.  From September 1993 to June 29, 2008, NTIC’s common stock traded on The American Stock Exchange under the symbol “NTI.”

The following table sets forth the high and low daily sales prices for NTIC’s common stock, as reported by the NASDAQ Global Market, for the fiscal quarter indicated:

	High	Low
Fiscal 2009
Fourth Quarter	$11.00	$4.92
Third Quarter	7.48	4.61
Second Quarter	10.15	5.51
First Quarter	14.73	4.21

Fiscal 2008:
Fourth quarter (beginning June 30, 2008)	$18.50	$8.68

The following table sets forth the high and low daily sales prices for NTIC’s common stock, as reported by The American Stock Exchange, for the fiscal quarters indicated:

	High	Low
Fiscal 2008:
Fourth quarter (through June 29, 2008)	$20.85	$13.25
Third quarter	15.25	6.65
Second quarter	12.00	6.40
First quarter	12.25	6.71

Dividends

Although NTIC’s Board of Directors has declared cash dividends to NTIC’s stockholders in the past, the payment of any future dividends will be determined by NTIC’s Board of Directors in light of conditions then existing, including NTIC’s earnings, financial condition, cash requirements, restrictions in financing agreements, business conditions and other factors.  The Board of Directors currently does not anticipate paying a dividend on NTIC’s common stock in the near future, but rather intends to retain all of its earnings for the foreseeable future to finance the operation and expansion of its business.

Number of Record Holders

As of August 31, 2009, there were 272 record holders of NTIC’s common stock.  This does not include shares held in “street name” or beneficially owned.

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

This Management’s Discussion and Analysis provides material historical and prospective disclosures intended to enable investors and other users to assess NTIC’s financial condition and results of operations.  Statements that are not historical are forward-looking and involve risks and uncertainties discussed under the heading “Part I.  Item 1. Business—Forward-Looking Statements” and under the heading “Part I. Item 1A. Risk Factors.”  The following discussion of the results of the operations and financial condition of NTIC should be read in conjunction with NTIC’s consolidated financial statements and the related notes thereto included under “Part II, Item 8. Financial Statements and Supplementary Data.”

General Overview

NTIC develops and markets proprietary environmentally beneficial products and technical services either directly or via a network of joint ventures and independent distributors in over 50 countries.  NTIC’s primary business is corrosion prevention.  In addition to this core business, NTIC has three new businesses that have started recently to generate revenue (1) corrosion prevention technology specifically designed for the oil and gas industry, which NTIC sells both directly and through joint ventures; (2) a product line of compounds and finished products based on a portfolio of proprietary bio-plastic technologies marketed under the Natur-Tec® brand, which NTIC sells directly and through distributors and manufacturer’s sales representatives; and (3) technology and equipment that converts plastic waste into diesel, gasoline and heavy fractions, which is exclusively licensed and sold through NTIC’s joint venture Polymer Energy, LLC in North America and Asia.

NTIC participates, either directly or indirectly through holding companies, in 27 active corporate joint venture arrangements in North America, South America, Europe, Asia and the Middle East.  Each of these joint ventures generally manufactures and markets finished products in the geographic territory to which it is assigned.  While most of NTIC’s joint ventures currently sell rust and corrosion inhibiting products and custom packaging systems, NTIC also has joint ventures that manufacture, market and sell corrosion prevention technology for the oil and gas industry and the Polymer Energy™ technology and equipment that converts plastic waste into diesel, gasoline, and heavy fractions.  The profits of NTIC’s corporate joint ventures are shared by the respective corporate joint venture owners in accordance with their respective ownership percentages.  NTIC typically owns 50% of its joint venture entities and thus does not control the decisions of these entities regarding whether to pay dividends or how much to pay in dividends in any given year.

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

NTIC has developed proprietary corrosion inhibiting technologies for use in the mitigation of corrosion in capital assets used in the petroleum and process chemical industry and is initially targeting the sale of these new ZERUST® products to the oil and gas industry sector.  During fiscal 2009, NTIC announced the signing of a multi-year contract between NTIC’s Brazilian joint venture (Zerust Prevencao de Corrosao S.A.) and Petroleo Brasileiro S.A. (Petrobras) to install and service proprietary corrosion protection technologies on the roofs of an initial set of aboveground oil storage tanks at the Petrobras REDUC refinery in Rio de Janeiro, Brazil.  Also during fiscal 2009, NTIC signed multiple joint research and development contracts with Petrobras’s research and development group at the Leopoldo Américo Miguez de Mello Research & Development Center (CENPES) pursuant to which the parties will undertake a 20-month Petrobras funded effort to explore, understand and resolve bottom plate corrosion issues in aboveground storage tanks. A second 12-month Petrobras sponsored project also has started aimed at field trials of certain pipeline protection technologies. These initiatives are designed to help mitigate corrosion for critical oil and gas industry infrastructure. NTIC also is pursuing opportunities to market its ZERUST® corrosion prevention technology to other potential customers in the oil and gas industry across several countries through NTIC’s joint venture partners and other strategic partners.  NTIC believes the sale of its ZERUST® products to customers in the oil and gas industry will involve a long sales cycle, likely including a one- to two-year trial period with each customer and a slow integration process thereafter.

In addition to ZERUST® products and services, NTIC develops and markets a portfolio of bio-based and/or biodegradable (compostable) polymer resin compounds and finished products under the Natur-Tec® brand.  These products are intended to reduce NTIC’s customers’ carbon footprint and provide environmentally sound disposal options.  Natur-Tec® bio-based and biodegradable plastics are manufactured using NTIC’s patented and/or proprietary technologies and are intended to replace conventional petroleum-based plastics. The Natur-Tec® bioplastics portfolio includes flexible film, foam, rigid injection molded materials and engineered plastics. Natur-Tec® biodegradable and compostable finished products include shopping and grocery bags, lawn and leaf bags, can liners, pet waste collection bags, cutlery, packaging foam and coated paper products and are engineered to be fully biodegradable in a composting environment.  NTIC recently has expanded its distribution network for its Natur-Tec® products by entering into agreements with 14 new distributors and independent manufacturer’s sales representatives.

NTIC’s Polymer Energy LLC joint venture markets and sells a system that uses catalytic pyrolysis to convert plastic waste (primarily polyolefins) into hydrocarbons (primarily a mix of diesels, gasoline and heavy fractions) resulting in an economically viable and environmentally responsible alternative to current methods of recycling and disposal of plastic waste.  Each unit can process up to ten tons of plastic waste per day, and the modular design allows for easily scalable capacity. The Polymer Energy™ process can handle plastic that is contaminated with other types of waste such as metals, glass, dirt and water and the system can tolerate up to 25% of other waste in the input waste stream. The output crude oil mix is high-grade and can be further processed in a refinery or used as an input for co-generation of electricity.

Financial Overview

Like many companies, NTIC’s operating results for fiscal 2009 were adversely affected by worldwide economic conditions, particularly adverse conditions affecting the worldwide automobile industry.  One of the primary markets for NTIC’s ZERUST® rust and corrosion inhibiting products is the automotive industry.  In particular, the U.S. auto industry furloughs in the beginning of calendar 2009 adversely affected sales of NTIC’s ZERUST® products during the second and third quarters of fiscal 2009.

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

NTIC’s consolidated net sales from its North American operations decreased 32.4% during fiscal 2009 compared to fiscal 2008 primarily as a result of decreased demand for ZERUST® products and the elimination of the React Inc. sales, partially offset by increased sales of Natur-Tec® products.  During fiscal 2009, 93.4% of NTIC’s consolidated net sales from its North American operations were derived from sales of ZERUST® and EXCOR® rust and corrosion inhibiting packaging products and services.  Net sales of ZERUST® products from its North American operations decreased 33.3% during fiscal 2009 compared to fiscal 2008.

During fiscal 2009, 6.3% of NTIC’s consolidated net sales from its North American operations were derived from sales of Natur-Tec® products compared to 3.0% during fiscal 2008.  Net sales of Natur-Tec® products increased 40.2% during fiscal 2009 compared to fiscal 2008. NTIC believes that its Natur-Tec® business during fiscal 2009 and, in particular, second and third quarters of fiscal 2009 were adversely affected by the U.S. economic recession, which NTIC believes adversely affected the ability of its principal Natur-Tec® distributor to purchase and distribute Natur-Tec® products from NTIC during that time.

As part of its cost control and cash preservation measures, NTIC eliminated any further product and market development related to certain products sold by React, Inc., which is a wholly owned subsidiary of React NTIC LLC, which is a wholly owned subsidiary of NTIC.  As a result of this decision, NTIC recorded a loss on impairment of goodwill and long-lived assets of $554,000 during fiscal 2009 in connection with its React-NTI reporting unit to appropriately reflect the fair value of its assets.  In addition, during fiscal 2009, NTIC derecognized previously recorded trade payables of $320,000 as a result of negotiations between NTIC and a vendor of its React-NTI, which is recorded in general and administrative expenses in NTIC’s consolidated statements of operations.  At August 31, 2009, the remaining net book value of the assets and liabilities of React-NTI and its subsidiaries was zero.

Cost of good sold as a percentage of net sales increased to 65.5% in fiscal 2009 compared to 60.2% in fiscal 2008 primarily as a result of fixed costs spread over decreased net sales and the decrease in gross margin of ZERUST® product sales during fiscal 2009 compared to fiscal 2008 as a result of pricing pressures from key customers and increased competition.

Total net sales of all of NTIC’s joint ventures decreased 38.9% to $61,895,133 during fiscal 2009 compared to $101,279,532 during fiscal 2008 primarily as a result of decreased demand for ZERUST® products due to the global economic recession and, to a lesser extent, fluctuations in the foreign currency exchange rate of the U.S. dollar compared to other currencies in which NTIC’s joint ventures conduct business.  As a result of the decrease in total net sales of NTIC’s joint ventures, NTIC recognized a decrease in fee income for technical and support services of 43.3%, and a decrease in its equity in income of corporate joint ventures and holding companies of 90.3% during fiscal 2009 compared to fiscal 2008.  NTIC incurs direct expenses related to its corporate joint ventures and holding companies.  Such expenses include product and business development, consulting, travel, technical and marketing services to existing joint ventures, legal fees incurred in the establishment of new joint ventures, registration and promotion and legal defense of worldwide trademarks, and legal fees incurred in connection with the filing of patent applications.  NTIC’s direct joint venture expenses decreased 17.7% during fiscal 2009 compared to fiscal 2008.  NTIC’s total income from its corporate joint ventures and holding companies decreased 109.8% to a loss during fiscal 2009 compared to fiscal 2008 primarily as a result of decreased demand for ZERUST® and EXCOR® products due to adverse worldwide economic conditions.

NTIC spent $3,024,205 in fiscal 2009 and $2,532,791 in fiscal 2008 in connection with its research and development activities.  NTIC anticipates that it will spend between $3,000,000 and $3,500,000 in fiscal 2010 on research and development activities related to its new technologies.  These expenses are accounted for in the “Expenses incurred in support of corporate joint ventures” section of NTIC’s consolidated statements of operations.

NTIC incurred a net loss of $(3,344,976), or $(0.89) per diluted common share, for fiscal 2009 compared to net income of $2,553,956, or $0.68 per diluted common share, for fiscal 2008.  The net loss was primarily the result of decreased demand of NTIC’s ZERUST® and EXCOR® products in the United States and internationally due to the global economic recession, and to a lesser extent, the $554,000 loss on impairment relating to React-NTI.

NTIC’s working capital was $2,727,737 at August 31, 2009, including $138,885 in cash and cash equivalents.  As of August 31, 2009, NTIC had $1,077,000 of borrowings under its $2,300,000 demand line of credit.  In September 2009, NTIC completed a $3,552,000 registered direct offering in which it sold an aggregate of 480,000 shares of its common stock to institutional investors at a purchase price of $7.40 per share, resulting in net proceeds of approximately $3,200,000, after deducting placement agent fees and expenses and NTIC’s offering expenses.

NTIC expects to meet its future liquidity requirements during at least the next 12 months by using its existing cash and cash equivalents, forecasted cash flows from future operations, distributions of earnings and technical assistance fees to NTIC from its joint venture investments and funds available through existing or anticipated financing arrangements.  NTIC also may decide to raise additional financing to help fund its new businesses through the issuance of debt or equity securities.

Results of Operations

Fiscal Year 2009 Compared to Fiscal Year 2008

The following table sets forth NTIC’s results of operations for fiscal 2009 and fiscal 2008.  These results of operations exclude the impact of NTIC’s activities with its joint ventures, other than its former joint venture React-NTIC LLC.  As explained in more detail in Note 1 to NTIC’s consolidated financial statements, the results of React-NTIC LLC are included in NTIC’s consolidated results of operations and thus included in the table below.

	Fiscal 2009	% of Net Sales	Fiscal 2008	% of Net Sales	$ Change	% Change
Net sales	$8,575,308	100.0%	$12,690,752	100.0%	$(4,115,444)	(32.4)%
Cost of goods sold	5,620,668	65.5%	7,638,690	60.2%	(2,018,022)	(26.4)%
Selling expenses	2,424,682	28.3%	3,120,171	24.6%	(695,489)	(22.3)%
General and administrative expenses	2,804,257	32.7%	3,514,437	27.7%	(710,180)	(20.2)%
Lab and technical support expenses	14,639	0.2%	174,711	1.4%	(160,072)	(91.6)%
Loss on impairment	$554,000	NA	$0	NA	$554,000	100.0%

Net Sales.  NTIC’s net sales originating in the United States decreased 32.4% during fiscal 2009 compared to fiscal 2008 primarily as a result of the decrease in demand for ZERUST® products sold to existing and new customers and the elimination of the React Inc. sales, partially offset by increased sales of Natur-Tec® products.

The following table sets forth NTIC’s net sales originating in the United States for fiscal 2009 and fiscal 2008 for each of NTIC’s operating segments.

	Fiscal 2009	Fiscal 2008	$ Change	% Change
ZERUST® sales	$8,013,196	$12,005,151	$(3,991,955)	(33.3)%
Natur-Tec® sales	538,542	383,904	154,638	40.3%
React-NTI sales	23,570	53,537	(29,967)	(56.0)%
React Inc. sales	—	248,160	(248,160)	(100.0)%
Total North American net sales	$8,575,308	$12,690,752	$(4,115,444)	(32.4)%

Cost of Goods Sold.  Cost of goods sold decreased 26.4% in fiscal 2009 compared to fiscal 2008 primarily as a result of the decrease in net sales.  Cost of goods sold as a percentage of net sales increased to 65.5% in fiscal 2008 compared to 60.2% in fiscal 2008 primarily as a result of fixed costs spread over decreased net sales and the decrease in gross margin of ZERUST® product sales as a result of pricing pressures from key customers and increased competition.

Selling Expenses.  NTIC’s selling expenses decreased 22.3% in fiscal 2009 compared to fiscal 2008 primarily due to decreases of (i) compensation and employee benefits of $454,000, (ii) travel and related expenses of $40,000, (iii) consulting expenses of $105,000 and (iv) web development of $40,000.   Selling expenses as a percentage of net sales increased to 28.3% in fiscal 2009 compared to 24.6% in fiscal 2008 primarily due to fixed selling expenses spread over decreased net sales.

General and Administrative Expenses.  NTIC’s general and administrative expenses decreased 20.2% in fiscal 2009 compared to fiscal 2008 primarily as a result of decreases in (i) audit and tax expense of $200,000, (ii) compensation and benefits expenses of $311,000, (iii) travel expenses of $76,000 and (iv) insurance expense of $74,000.  As a percentage of net sales, general and administrative expenses increased significantly to 32.7% in fiscal 2009 compared to 27.7% in fiscal 2008 due to fixed general and administrative expenses spread over decreased net sales, partially offset by costs savings as a result of NTIC’s cost reduction efforts during second quarter of fiscal 2009.

NTIC includes expenses in general and administrative expenses that provide benefit to the various joint ventures in addition to providing benefit to NTIC’s North American operations, including specifically, expenses associated with information technology, general insurance, executive and non-executive salaries, bonuses and benefits, building expenses, audit and tax fees and expenses and directors fees and expenses.

Lab and Technical Support Expenses.  NTIC’s lab and technical support expenses decreased 91.6% in fiscal 2009 compared to fiscal 2008 primarily due to a change in how these expenses are allocated to sales expenses for tracking purposes.   As a percentage of net sales, lab and technical support expenses decreased to 0.2% in fiscal 2009 compared to 1.4% in fiscal 2008.

Loss on Impairment.  NTIC recorded a loss on impairment of goodwill and long-lived assets of $554,000 during fiscal 2009 in connection with its React-NTI reporting unit to appropriately reflect the fair value of its assets. No loss in impairment of goodwill or long-lived assets was recorded during fiscal 2008.   See Note 5 to NTIC’s consolidated financial statements for further information.

International Corporate Joint Ventures and Holding Companies.  Net sales of NTIC’s corporate joint ventures and holding companies in fiscal 2009 and fiscal 2008, excluding React-NTI LLC, were as follows:

	Fiscal 2009	Fiscal 2008
Industrial chemical	$59,531,742	$100,012,700
Non-industrial chemical	2,363,391	1,266,832
Total international corporate joint ventures and holding companies sales	$61,895,133	$101,279,532

The decrease in net sales of NTIC’s corporate joint ventures and holding companies in fiscal 2009 compared to fiscal 2008 of 38.9% was primarily a result of decreased demand for ZERUST® and EXCOR® products as a result of the worldwide economic recession.

NTIC receives fees for technical and other support services it provides to its corporate joint ventures and holding companies based on the revenues of the individual corporate joint ventures and holding companies.  NTIC recognized fee income for such support of $3,378,193 in fiscal 2009 compared to $5,956,403 in fiscal 2008, a decrease of 43.3%.  The decrease in fees for technical and other support to its corporate joint ventures was due primarily to the 38.9% decrease in net sales of NTIC’s corporate joint ventures and holding companies.

NTIC sponsors a worldwide corporate joint venture conference approximately every three to four years in which all of its corporate joint ventures are invited to participate.  NTIC defers a portion of its technical and other support fees received from its corporate joint ventures in each accounting period leading up to the next conference, reflecting that NTIC has not fully earned the payments received during that period.  The next corporate joint venture conference is scheduled to be held in the summer of 2010 or 2011.  There was $288,000 of deferred income recorded within other accrued liabilities in fiscal 2009 related to this future conference.  The costs associated with these joint venture conferences are offset against the deferral as incurred, generally in the period in which the conference is held and immediately before.

NTIC incurred direct expenses related to its corporate joint ventures and the holding companies of $4,451,821 in fiscal 2009 compared to $5,406,766 in fiscal 2008, a decrease of 17.7%.  The decrease in direct expenses incurred relating to NTIC’s corporate joint ventures and holding companies in fiscal 2009 compared to fiscal 2008 was attributable to (i) compensation and related expenses of $255,000, (ii) consulting expense of $312,000 and (iii) legal expenses of $752,000.  As a percentage of net sales, direct expenses incurred relating to NTIC’s corporate joint ventures and holding companies increased significantly due to fixed expenses spread over decreased net sales.

NTIC had equity in income of corporate joint ventures and holding companies of $367,238 in fiscal 2009 compared to $3,792,197 in fiscal 2008.  The decrease in equity in income of 90.3% was due to decreased net sales of NTIC’s corporate joint ventures and holding companies primarily resulting from the worldwide economic recession.

Interest Income.  NTIC’s interest income decreased to $6,340 in fiscal 2009 compared to $23,815 in fiscal 2008 primarily due to significantly fewer notes receivable in fiscal 2009 compared to fiscal 2008.

Interest Expense.  NTIC’s interest expense increased slightly to $132,411 in fiscal 2009 compared to $123,874 in fiscal 2008 primarily due to slightly higher average outstanding debt levels.

Income Before Income Taxes.  Income before income taxes decreased to $3,646,976 in fiscal 2009 compared to $2,723,956 in fiscal 2008.

Income Tax (Benefit) Expense.  Income tax benefit for fiscal 1009 was $302,000 compared to income tax expense of $170,000 for fiscal 2008.  Income tax (benefit) expense was calculated based on management’s estimate of NTIC’s annual effective income tax rate.  NTIC’s annual effective income tax rate during fiscal 2009 and fiscal 2008 was lower than the statutory rate primarily due to NTIC’s equity in income of corporate joint ventures being recognized based on after-tax earnings of these entities.  To the extent joint ventures’ undistributed earnings are distributed to NTIC, it is not expected to result in any material additional income tax liability after the application of foreign tax credits.

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

	Fiscal 2008	% of Net Sales	Fiscal 2007	% of Net Sales	$ Change	% Change
Net sales	$12,690,752	100.0%	$16,829,030	100.0%	$(4,138,278)	(24.6)%
Cost of goods sold	7,638,690	60.2%	10,799,180	64.2%	(3,160,490)	(29.3)%
Selling expenses	3,120,171	24.6%	3,214,170	19.1%	(93,999)	(2.9)%
General and administrative expenses	3,514,437	27.7%	3,083,314	18.3%	431,123	14.0%
Lab and technical support expenses	$174,711	1.4%	$229,988	1.4%	$(55,277)	(24.0)%

Net Sales.  NTIC’s net sales originating in the United States decreased 24.6% during fiscal 2008 as compared to fiscal 2007 primarily as a result of the loss of the principal customer of React Inc. and a slight decrease in demand for ZERUST® products sold to existing and new customers, partially offset by sales of Natur-Tec® products in fiscal 2008.

The following table sets forth NTIC’s net sales originating in the United States for fiscal 2008 and fiscal 2007.

	Fiscal 2008	Fiscal 2007	$ Change	% Change
ZERUST® sales	$12,005,151	$12,044,241	$39,090	(0.4)%
Natur-Tec® sales	383,904	—	383,904	—
React-NTI sales	53,537	68,169	(14,632)	(21.5)%
React Inc. sales	248,160	4,716,620	(4,468,460)	(94.8)%
Total North American net sales	$12,690,752	$16,829,030	$(4,138,278)	(24.6)%

Cost of Goods Sold.  Cost of goods sold decreased 29.3% in fiscal 2008 compared to fiscal 2007 primarily as a result of the significant decrease in React Inc. sales which were sold at significantly lower margins that NTIC’s ZERUST® products, combined with a slight reduction in the gross margin achieved on NTIC’s ZERUST® products in North America.  Cost of goods sold as a percentage of net sales also decreased to 60.2% in fiscal 2008 compared to 64.2% in fiscal 2007 primarily as a result of an increase in raw material prices, primarily plastic resins.

Selling Expenses.  NTIC’s selling expenses decreased 2.9% in fiscal 2008 compared to fiscal 2007.  Selling expenses as a percentage of net sales in fiscal 2008 increased significantly compared to same respective periods in fiscal 2007 due to the decrease in React Inc. sales.

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

Lab and Technical Support Expenses.  NTIC’s lab and technical support expenses decreased 24.0% in fiscal 2008 compared to fiscal 2007.   As a percentage of net sales, lab and technical support expenses remained relatively constant at 1.4% in fiscal 2008 and 2007.

International Corporate Joint Ventures and Holding Companies.  Net sales of NTIC’s corporate joint ventures and holding companies in fiscal 2008 and fiscal 2007, excluding React-NTI LLC, were as follows:

	Fiscal 2008	Fiscal 2007
Industrial chemical	$100,012,700	$78,601,707
Non-industrial chemical	1,266,832	1,949,993
Total International Corporate Joint Ventures and Holding Companies sales	$101,279,532	$80,551,700

The increase in net sales of NTIC’s corporate joint ventures and holding companies in fiscal 2008 compared to fiscal 2007 was primarily a result of increased demand for ZERUST and EXCOR products.

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

NTIC incurred direct expenses related to its corporate joint ventures and the holding companies of $5,406,766 in fiscal 2008 compared to $4,876,928 in fiscal 2007, an increase of 10.9%.  The increase in direct expenses incurred relating to NTIC’s corporate joint ventures and holding companies in fiscal 2008 compared to fiscal 2007 was attributable to the (i) legal settlement accrual for the Finnish Trademark case of $400,000 in fiscal 2008 (See Note 17 entitled “Commitments and Contingencies” to NTIC’s consolidated financial statements for further information) and (ii) an increase in travel and related expenses of $45,000.  This increase was partially offset by a decrease in legal expenses of $100,000.  As a percentage of net sales, direct expenses incurred relating to NTIC’s corporate joint ventures and holding companies increased significantly due to the decrease in React Inc. net sales for fiscal 2008 compared to fiscal 2007.

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

Income Tax Expense.  Income tax expense decreased to $170,000 during fiscal 2008 compared to $186,000 during fiscal 2007.  Income tax expense was calculated based on management’s estimate of NTIC’s annual effective income tax rate.  NTIC’s annual effective income tax rate during fiscal 2008 and 2007 was lower than the statutory rate primarily due to NTIC’s equity in income of corporate joint ventures being recognized based on after-tax earnings of these entities.  To the extent joint ventures’ undistributed earnings are distributed to NTIC, it is not expected to result in any material additional income tax liability after the application of foreign tax credits.

Liquidity and Capital Resources

Sources of Cash and Working Capital.  As of August 31, 2009, NTIC’s working capital was $2,727,737, including $138,885 in cash and cash equivalents, compared to working capital of $4,837,271, including $260,460 in cash and cash equivalents, as of August 31, 2008.

In September 2009, NTIC completed a $3,552,000 registered direct offering in which it sold an aggregate of 480,000 shares of its common stock to institutional investors at a purchase price of $7.40 per share, resulting in net proceeds of approximately $3,200,000, after deducting placement agent fees and expenses and NTIC’s offering expenses.  All of the shares were offered pursuant to an effective shelf registration statement.

NTIC has a $2,300,000 demand line of credit with National City Bank.  Advances made under the demand line of credit are made at the sole discretion of National City Bank and are due and payable on demand.  Outstanding amounts under the demand line of credit bear interest at an annual rate based on LIBOR plus 2.25%.  As of August 31, 2009, the interest rate was 6.51%.  Interest is payable in arrears on the 15th day of each month and on demand.  As of August 31, 2009, NTIC had $1,077,000 of borrowings under the demand line of credit.  Subsequent to August 31, 2009, NTIC repaid all borrowings under the demand line of credit bringing the outstanding balance as of November 20, 2009 to $0.

In September 2006, NTIC purchased the real estate and 40,000 square feet building in which its new corporate headquarters is located pursuant to a like-kind exchange transaction within the meaning of Section 1031 of the Internal Revenue Code of 1986, as amended, for a purchase price of $1,475,000.  To finance the transaction, NTIC obtained a secured term loan in the principal amount of $1,275,000.  The term loan matures on May 1, 2011, bears interest at a fixed rate of 8.01% and is payable in 59 monthly installments equal to approximately $10,776 (inclusive of principal and interest) commencing June 1, 2006.  All of the remaining unpaid principal and accrued interest is due and payable on the May 1, 2011 maturity date, unless the bank demands payment earlier due to a covenant breach by NTIC as discussed in more detail below.  The loan is secured by a first lien on the real estate and building.

Under the note governing this term loan, NTIC is subject to a minimum debt service coverage ratio of 1.0:1.0.  At August 31, 2009, NTIC failed to meet this financial covenant and no waiver from the bank was obtained by NTIC for the covenant violation.  As a result, an event of default occurred under the note and the bank has the right in its discretion, by giving written notice to NTIC, to declare the amount outstanding under the note immediately due and payable in full. As a result, NTIC classified all amounts outstanding with National City Bank as current liabilities on its consolidated balance sheet.

NTIC believes that a combination of its existing cash and cash equivalents, forecasted cash flows from future operations, anticipated distributions of earnings and technical assistance fees to NTIC from its joint venture investments and funds available through existing or anticipated financing arrangements, will be adequate to fund its existing operations, capital expenditures, debt repayments and any stock repurchases for at least the next 12 months.  During fiscal 2009, NTIC expects to continue to invest research and development and marketing efforts and resources into its new businesses, product lines and markets, including in particular the application of its corrosion prevention technology into the oil and gas industry.  In order to take advantage of such new product and market opportunities to expand its business and increase its revenues, NTIC may decide to finance such opportunities by borrowing under its line of credit or raising additional financing through the issuance of debt or equity securities.  There is no assurance that any financing transaction will be available on terms acceptable to NTIC or at all, or that any financing transaction will not be dilutive to NTIC’s current stockholders.

Uses of Cash and Cash Flows.  Cash flows used in operations during fiscal 2009 was $1,745,538, which resulted principally from the net loss, equity income of corporate joint ventures, decreases in income taxes, accounts payable and accrued liabilities, offset by a decrease in inventories, the loss on asset impairment, a decrease in technical and other services receivables from corporate joint ventures and an increase in trade receivables excluding corporate joint ventures.  Cash flows used in operations during fiscal 2008 was $2,833,214, which resulted principally from equity income of corporate joint ventures, increases in trade receivables, technical and other services receivables, inventories and gain on sale of an investment and decreases in accounts payable, offset by net income, depreciation and amortization expense and an increase in accrued liabilities.

Net cash provided by investing activities during fiscal 2009 was $1,670,310, which was comprised of dividends received from corporate joint ventures, partially offset by investment in joint ventures and additions to property and equipment.  Net cash provided by investing activities during fiscal 2008 was $1,666,172, which was comprised of dividends received from corporate joint ventures and the sale of a joint venture, offset by additions to property and equipment, loans made and investment in joint ventures.

Net cash used in financing activities during fiscal 2009 was $46,347, which resulted primarily from bank overdrafts and principal payments on the bank loan for NTIC’s corporate headquarters building, partially offset by borrowings made on the demand line of credit and proceeds from NTIC’s employee stock purchase plan and option exercises.  Net cash provided by financing activities during fiscal 2008 was $1,183,003, which resulted primarily from bank overdrafts and borrowings made on the demand line of credit and proceeds from NTIC’s employee stock purchase plan, offset by principal payments on the bank loan for NTIC’s corporate headquarters building.

Capital Expenditures and Commitments.  NTIC had no material lease commitments as of August 31, 2009, except a lease agreement entered into by NTI Facilities, Inc., a subsidiary of NTIC, for approximately 16,994 square feet of office, manufacturing, laboratory and warehouse space in Beachwood, Ohio, requiring monthly payments of $17,500, which are adjusted annually according to the annual consumer price index, through November 2014.

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

Because the functional currency of NTIC’s foreign operations and investments in its foreign corporate joint ventures and holding companies is the applicable local currency, NTIC is exposed to foreign currency exchange rate risk arising from transactions in the normal course of business.  NTIC’s principal exchange rate exposure is with the Euro, the Japanese yen, Indian Rupee, Chinese yuan, Korean won and the English pound against the U.S. dollar.  NTIC’s fees for technical support and other services and dividend distributions from these foreign entities are paid in foreign currencies and thus fluctuations in foreign currency exchange rates could result in declines in NTIC’s reported net income.  Since NTIC’s investments in its corporate joint ventures and holding companies are accounted for using the equity method, any changes in foreign currency exchange rates would be reflected as a foreign currency translation adjustment and would not change NTIC’s equity in income of joint ventures and holding companies reflected in its consolidated statements of income.  NTIC does not hedge against its foreign currency exchange rate risk.

Some raw materials used in NTIC’s products are exposed to commodity price changes.  The primary commodity price exposures are with a variety of plastic resins.

NTIC’s demand line of credit bears interest at a rate based on LIBOR and thus may subject NTIC to some market risk on interest rates.  As of August 31, 2009, NTIC had $1,077,000 of borrowings under its $2,300,000 demand line of credit.  Subsequent to August 31, 2009, NTIC repaid all borrowings under the demand line of credit bringing the outstanding balance as of November 20, 2009 to $0.

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

Principles of Consolidation and Investments in Corporate Joint Ventures

The consolidated financial statements include the accounts of Northern Technologies International Corporation, its wholly owned subsidiaries, NTI Facilities, Inc., Northern Technologies Holding Company, LLC and React-NTI LLC.  NTIC’s consolidated financial statements do not include the accounts of any of its corporate joint ventures.

NTIC’s investments in its corporate joint ventures are accounted for using the equity method.  Periodically, NTIC evaluates the investments for any impairment and assesses the future cash flow projections to determine if there are any going concern issues.  If an investment were determined to be impaired, then a reserve would be created to reflect the impairment on the financial results of NTIC.  NTIC’s evaluation of its investments in corporate joint ventures requires NTIC to make assumptions about future cash flows of its corporate joint ventures.  These assumptions require significant judgment and actual results may differ from assumed or estimated amounts.  NTIC’s investments in corporate joint ventures were $14,329,122 and $16,016,347 as of August 31, 2009 and 2008, respectively.

Accounts and Notes Receivable

NTIC values accounts and notes receivable, net of an allowance for doubtful accounts. Each quarter, NTIC prepares an analysis of its ability to collect outstanding receivables that provides a basis for an allowance estimate for doubtful accounts.  In doing so, NTIC evaluates the age of its receivables, past collection history, current financial conditions of key customers, and economic conditions. Based on this evaluation, NTIC establishes a reserve for specific accounts and notes receivable that it believes are uncollectible, as well as an estimate of uncollectible receivables not specifically known.  Deterioration in the financial condition of any key customer or a significant slowdown in the economy could have a material negative impact on NTIC’s ability to collect a portion or all of the accounts and notes receivable. NTIC believes that an analysis of historical trends and its current knowledge of potential collection problems provide NTIC with sufficient information to establish a reasonable estimate for an allowance for doubtful accounts.  However, since NTIC cannot predict with certainty future changes in the financial stability of its customers, NTIC’s actual future losses from uncollectible accounts may differ from its estimates.  In the event NTIC determined that a smaller or larger uncollectible accounts reserve is appropriate, NTIC would record a credit or charge to selling expense in the period that it made such a determination. Accounts receivable have been reduced by an allowance for uncollectible accounts of $79,000 and $10,000 at August 31, 2009 and August 31, 2008, respectively.

Revenue Recognition

NTIC recognizes revenue from the sale of its products when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed and determinable and collection of the resulting receivable is reasonably assured.  These criteria are met at the time of shipment when risk of loss and title pass to the customer or distributor.

Recoverability of Long-Lived Assets

NTIC reviews its long-lived assets whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable and determines potential impairment by comparing the carrying value of the assets with expected net cash flows expected to be provided by operating activities of the business or related products.  If the sum of the expected undiscounted future net cash flows were less than the carrying value, NTIC would determine whether an impairment loss should be recognized.  An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the asset.

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

Stock-Based Compensation

NTIC recognizes compensation cost relating to share-based payment transactions, including grants of employee stock options in its financial statements.  That cost will be measured based on the fair value of the equity or liability instruments issued.   NTIC measures the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and recognizes the cost over the period the employee is required to provide services for the award.

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

The following items are included herein:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors

Northern Technologies International Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Northern Technologies International Corporation and Subsidiaries as of August 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northern Technologies International Corporation and Subsidiaries as of August 31, 2009 and 2008 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Baker Tilly Virchow Krause, LLP
Minneapolis, Minnesota
November 30, 2009

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - AUGUST 31, 2009 AND 2008

	August 31, 2009	August 31, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$138,885	$260,460
Receivables:
Trade excluding corporate joint ventures, less allowance for doubtful accounts of $79,000 & $10,000 at August 31, 2009 & 2008, respectively	1,373,802	1,962,222
Trade corporate joint ventures	662,954	530,609
Technical and other services, corporate joint ventures	1,760,602	3,065,738
Income taxes	173,038	28,961
Inventories	2,002,622	2,725,466
Prepaid expenses	138,086	179,766
Deferred income taxes	218,900	183,300
Total current assets	6,468,889	8,936,522

PROPERTY AND EQUIPMENT, net	3,542,169	3,754,565

OTHER ASSETS:
Investments in corporate joint ventures:
Industrial chemical	13,727,097	15,676,876
Industrial non-chemical	337,025	339,471
Deferred income taxes	1,336,700	837,300
Notes receivable	140,000	140,000
Industrial patents and trademarks, net	888,065	1,015,321
Goodwill	—	304,000
Other	42,975	325,557
	16,471,862	18,638,525
	$26,482,920	$31,329,612

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank overdrafts	$—	$1,039,757
Borrowings made on line of credit	1,077,000	86,000
Current portion of note payable (Note 8)	1,179,973	31,556
Accounts payable	630,363	1,251,522
Accrued liabilities:
Payroll and related benefits	261,579	1,102,992
Deferred joint venture royalties	288,000	288,000
Other	304,202	195,324
Total current liabilities	3,741,117	3,995,151

NOTE PAYABLE, NET OF CURRENT PORTION	—	1,179,972
MINORITY INTEREST	—	3,398

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value; authorized 10,000 shares; none issued and outstanding	—	—
Common stock, $0.02 par value per share; authorized 10,000,000 shares; issued and outstanding 3,756,596 and 3,729,457, respectively	75,132	74,589
Additional paid-in capital	5,631,767	5,271,384
Retained earnings	15,327,962	18,672,938
Accumulated other comprehensive income	1,706,942	2,132,180
Total stockholders’ equity	22,741,803	26,151,091
	$26,482,920	$31,329,612

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED AUGUST 31, 2009 AND 2008

	2009	2008
NORTH AMERICAN OPERATIONS:
Net sales	$8,575,308	$12,690,752
Cost of good sold	5,620,668	7,638,690
Gross profit	2,954,640	5,052,062

Operating expenses:
Selling	2,424,682	3,120,171
General and administrative	2,804,257	3,514,437
Lab and technical support	14,639	174,711
Loss on impairment	554,000	—
	5,797,578	6,809,319

NORTH AMERICAN OPERATING LOSS	(2,842,938)	(1,757,257)

CORPORATE JOINT VENTURES AND HOLDING COMPANIES:
Equity in income of industrial chemical corporate joint ventures and holding companies	360,887	3,908,438
Equity in income (loss) of industrial non-chemical corporate joint ventures and holding companies	6,351	(116,241)
Gain on sale of industrial chemical corporate joint venture	—	172,767
Fees for technical support and other services provided to corporate joint ventures	3,378,193	5,956,403
Expenses incurred in support of corporate joint ventures	(4,451,821)	(5,406,766)

(LOSS) INCOME FROM ALL CORPORATE JOINT VENTURES AND HOLDING COMPANIES	(706,390)	4,514,601

INTEREST INCOME	6,340	23,815
INTEREST EXPENSE	(132,411)	(123,874)
OTHER INCOME	25,025	28,407
GAIN ON SALE OF ASSETS	—	5,529
MINORITY INTEREST	3,398	32,735

(LOSS) INCOME BEFORE INCOME TAX EXPENSE	(3,646,976)	2,723,956

INCOME TAX (BENEFIT) EXPENSE	(302,000)	170,000

NET (LOSS) INCOME	$(3,344,976)	$2,553,956

NET (LOSS) INCOME PER COMMON SHARE:
Basic	$(0.89)	$0.69
Diluted	$(0.89)	$0.68

WEIGHTED AVERAGE COMMON SHARES ASSUMED OUTSTANDING:
Basic	3,749,012	3,714,940
Diluted	3,749,012	3,757,492

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AUGUST 31, 2009 AND 2008

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Equity

BALANCE AT AUGUST 31, 2007	3,683,016	$73,660	$4,755,146	$16,118,982	$1,454,273	$22,402,061

Stock issued in lieu of accrued payroll	33,595	672	333,598			334,270
Exercise of stock options	2,000	40	10,600	—	—	10,640
Stock issued for employee stock purchase plan	10,846	217	75,708			75,925
Stock option expense			96,332			96,332
Comprehensive income, 2008:
Foreign currency translation adj. (net of tax)	—	—	—	—	677,907	677,907
Net income	—	—	—	2,553,956	—	2,553,956
Comprehensive income, 2008						3,231,863

BALANCE AT AUGUST 31, 2008	3,729,457	$74,589	$5,271,384	$18,672,938	$2,132,180	$26,151,091

Stock issued in lieu of accrued payroll	21,513	430	226,531			226,961
Exercise of stock options	2,000	40	10,460	—	—	10,500
Stock issued for employee stock purchase plan	3,626	73	23,392			23,465
Stock option expense			100,000			100,000
Comprehensive income, 2009:
Foreign currency translation adj. (net of tax)	—	—	—	—	(425,238)	(425,238)
Net loss	—	—	—	(3,344,976)	—	(3,344,976)
Comprehensive loss, 2009						(3,770,214)

BALANCE AT AUGUST 31, 2009	3,756,596	$75,132	$5,631,767	$15,327,962	$1,706,942	$22,741,803

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED AUGUST 31, 2009 and 2008

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(3,344,976)	$2,553,956
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Expensing of fair value of stock options vested	100,000	96,332
Change in allowance for doubtful accounts	69,000	(20,000)
Depreciation expense	396,653	354,088
Amortization expense	120,612	153,795
Loss on asset impairment	554,000	—
Loss (gain) on disposal of assets	46,302	(5,529)
Minority interest	(3,398)	(32,735)
Equity in income (loss) from corporate joint ventures:
Industrial chemical	(360,887)	(3,908,438)
Industrial non-chemical	(6,351)	116,241
Deferred income taxes	(535,000)	320,900
Gain on sale of industrial chemical corporate joint venture	—	(172,767)
Deferred joint venture royalties	—	96,000
Change in current assets and liabilities:
Receivables:
Trade excluding corporate joint ventures	519,420	(319,802)
Trade corporate joint ventures	(132,345)	111,909
Technical and other services receivables, corporate joint ventures	1,305,136	(1,551,599)
Income taxes	(144,077)	794
Inventories	722,844	(1,089,393)
Prepaid expenses and other	74,262	4,641
Accounts payable	(621,159)	(85,921)
Accrued liabilities	(505,574)	544,314
Net cash used in operating activities	(1,745,538)	(2,833,214)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in corporate joint ventures	(695,662)	(117,950)
Proceeds from the sale of assets	—	6,201
Dividends received from corporate joint ventures	2,589,887	1,983,316
Proceeds from sale of industrial chemical corporate joint ventures	—	364,000
Loans made	—	(140,000)
Additions to property and equipment	(184,257)	(316,864)
Decrease in other assets	—	55,434
Additions to industrial patents	(39,658)	(167,965)
Net cash provided by investing activities	1,670,310	1,666,172

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	(1,039,757)	1,039,757
Repayment of note payable	(31,555)	(29,319)
Net borrowings/(repayments) made on line of credit	991,000	86,000
Proceeds from employee stock purchase plan	23,465	75,925
Proceeds from exercise of stock options	10,500	10,640
Net cash (used in) provided by financing activities	(46,347)	1,183,003

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(121,575)	15,961
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	260,460	244,499

CASH AND CASH EQUIVALENTS AT END OF YEAR	$138,885	$260,460

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED AUGUST 31, 2009 AND 2008

1.                                                         NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business — Northern Technologies International Corporation and Subsidiaries (the Company) develops and markets proprietary environmentally beneficial products and technical services either directly or via a network of joint ventures and independent distributors in over 50 countries.  The Company’s primary business is corrosion prevention.  The Company has been selling its proprietary ZERUST® and EXCOR® rust and corrosion inhibiting products and services to the automotive, electronics, electrical, mechanical, military and retail consumer markets, for over 30 years.  The Company also offers worldwide on-site technical consulting for rust and corrosion prevention issues.  The Company also has three new businesses that have started recently to generate revenue:  (1) corrosion prevention technology specifically designed for the oil and gas industry, which the Company sells both directly and through joint ventures; (2) a product line of compounds and finished products based on a portfolio of proprietary bio-plastic technologies marketed under the Natur-Tec® brand, which the Company sells directly and through distributors and manufacturer’s sales representatives; and (3) technology and equipment that converts plastic waste into diesel, gasoline and heavy fractions, which is exclusively licensed and sold through the Company’s joint venture Polymer Energy, LLC in North America and Asia.  The Company participates, either directly or indirectly through holding companies, in 27 active corporate joint venture arrangements in North America, South America, Europe, Asia and the Middle East.  Each of these joint ventures generally manufactures and markets finished products in the geographic territory to which it is assigned.  While most of the Company’s joint ventures currently sell rust and corrosion inhibiting products and custom packaging systems, the Company also has joint ventures that manufacture, market and sell the Company’s Polymer Energy™ technology and equipment that converts plastic waste into diesel, gasoline, and heavy fractions, and its corrosion prevention technology used in the oil and gas industry.  The profits of the Company’s corporate joint ventures are shared by the respective corporate joint venture owners in accordance with their respective ownership percentages.  The Company typically owns 50% of its joint venture entities and thus does not control the decisions of these entities regarding whether to pay dividends or how much to pay in dividends in any given year.

Sales Originating in North America — The Company considers sales originating in North America to be all sales shipped and invoiced from the Company’s facilities located in Minnesota and Ohio.  There are no sales from the Company’s corporate joint ventures included in the amount, as the Company’s investments in its corporate joint ventures are accounted for using the equity method, except for React-NTI LLC.

Cash and Cash Equivalents - The Company includes as cash and cash equivalents highly liquid, short-term investments with maturity of three months or less when purchased, which are readily convertible into known amounts of cash.  The Company maintains its cash in high quality financial institutions.  The balances, at times, may exceed federally insured limits.

Accounts Receivable - The Company reviews customers’ credit histories before extending unsecured credit and establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers and other information.  Accounts receivable over 30 days are considered past due for most customers.  The Company does not accrue interest on past due accounts receivable.  If accounts receivable in excess of the provided allowance are determined uncollectible, they are charged to selling expense in the year that determination is made.  Accounts receivable are deemed uncollectible based on the Company exhausting reasonable efforts to collect.  Accounts receivable have been reduced by an allowance for uncollectible accounts of $79,000 and $10,000 at August 31, 2009 and 2008, respectively.

Inventories - Inventories are recorded at the lower of cost (first-in, first-out basis) or market.

Property and Depreciation - Property and equipment are stated at cost.  Depreciation is computed using the straight-line method based on the estimated service lives of the various assets as follows:

Buildings and improvements	5-30 years
Machinery and equipment	3-10 years

Investments in Corporate Joint Ventures - Investments in the Company’s corporate joint ventures are accounted for using the equity method, except React-NTI LLC which has been consolidated (see below).  Under the equity method, investments are initially recorded at cost and are adjusted for dividends, distributed and undistributed earnings and losses, changes in foreign exchange rates and additional investments.  In the event the Company’s share of joint venture’s cumulative losses exceed the Company’s investment balance, the balance is reported at zero value until proportionate income exceeds the losses. Periodically, the Company evaluates the investments for any impairment and assesses the future cash flow projections to determine if there are any going concern issues.  If an investment is determined to be impaired, a reserve is created to reflect the impairment on the financial results of the Company.

Recoverability of Long-Lived Assets - The Company reviews its long-lived assets whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable.  The Company determines potential impairment by comparing the carrying value of the assets with expected net cash flows expected to be provided by operating activities of the business or related products.  If the sum of the expected undiscounted future net cash flows is less than the carrying value, the Company evaluates if an impairment loss should be recognized.  An impairment loss is measured by comparing the amount by which the carrying value exceeds the fair value of the asset.

Goodwill - The Company recorded a loss on impairment of goodwill and long-lived assets of $554,000 during the fiscal year ended August 31, 2009 in connection with its React-NTI reporting unit to appropriately reflect the fair value of the related assets.  At August 31, 2009, the remaining net book value of the assets and liabilities of React-NTI and its subsidiaries was zero.    The Company did not record any impairment charges during the fiscal year ended August 31, 2008.

Principles of Consolidation - The consolidated financial statements include the accounts of Northern Technologies International Corporation and its wholly owned subsidiaries, NTI Facilities, Inc., Northern Technologies Holding Company, LLC and React-NTI LLC. All significant intercompany transactions and balances have been eliminated in consolidation.

Income Taxes - The Company utilizes the liability method of accounting for income taxes which requires an asset and liability approach to financial accounting and reporting for income taxes.  Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

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

Revenue Recognition - The Company recognizes revenue from the sale of its products when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured.

Fair Value of Financial Instruments — The carrying value of cash, short-term accounts and notes receivable, notes payable, trade accounts payables, and other accrued expenses approximate fair value because of the short maturity of those instruments. The fair value of the Company’s long-term debt approximates the carrying values based upon current market rates of interest.

Shipping and Handling - The Company records all amounts billed to customers in a sales transaction related to shipping and handling as sales.  The Company records costs related to shipping and handling in cost of goods sold.

Research and Development - The Company expenses all costs related to product research and development as incurred.  The Company incurred $3,024,205 in fiscal 2009 and $2,532,791 in fiscal 2008 in connection with its research and development activities.  These fees are accounted for in the “Expenses incurred in support of corporate joint ventures” section of statements of operations.

During the year ended August 31, 2009, the Company was awarded multiple research and development contracts.  The Company accrues proceeds received under the grants and offsets research and development expenses incurred in equal installments over the timelines associated with completion of the grants specific objectives and milestones. At August 31, 2009, the Company deferred amounts received of $245,000 in other accrued liabilities, as the Company had not yet performed under the obligations of the contracts.  No such amounts were accrued at August 31, 2008.

Deferred Joint Venture Royalties — The Company sponsors a worldwide corporate joint venture conference approximately every three to four years, in which all of its corporate joint ventures are invited to participate.  It defers a portion of its technical and other support fees received from its corporate joint ventures in each accounting period leading up to the next conference, reflecting that the Company has not earned portions of the payments received.  The next corporate joint venture conference is scheduled to be held in the summer 2011.   At August 31, 2009 and 2008, the Company has accrued $288,000 of deferred joint venture royalties recorded related to this future conference.

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

In June 2009, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 (“SFAS 166”).  SFAS 166 is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.   SFAS 166 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited.   This Statement must be applied to transfers occurring on or after the effective date.  The Company is assessing the potential impact on adoption.

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

In April 2009, the FASB issued FASB Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  This Staff Position clarifies the application of FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased.  This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly.  Additionally, FASB Staff Position No. 157-4 emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  The guidance in this Staff Position is effective for interim and annual reporting periods ending after June 15, 2009, and must be applied prospectively.  The adoption of this Staff Position did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

3.                                                         INVENTORIES

Inventories consisted of the following:

	August 31, 2009	August 31, 2008
Production materials	$947,677	$1,039,549
Finished goods	1,054,945	1,685,917
	$2,002,622	$2,725,466

4.                                      PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	August 31, 2009	August 31, 2008
Land	$310,365	$310,365
Buildings and improvements	3,083,598	3,031,103
Machinery and equipment	1,641,878	1,608,570
	5,035,841	4,950,038
Less accumulated depreciation	(1,493,672)	(1,195,473)
	$3,542,169	$3,754,565

5.                                                         INDUSTRIAL PATENTS AND TRADEMARKS, NET

Industrial patents and trademarks, net consisted of the following:

	August 31, 2009	August 31, 2008
Patents and trademarks	$1,430,352	$1,580,172
Less accumulated amortization	(542,287)	(564,851)
	$888,065	$1,015,321

Patent and trademark costs are amortized over seven years once it is filed and approved.  Amortization expense was $120,612 and $135,848 for the years ended August 31, 2009 and 2008, respectively.  Amortization expense is estimated to approximate $140,000 in each of the next five fiscal years.

6.                                      INVESTMENTS IN CORPORATE JOINT VENTURES

Composite financial information from the audited and unaudited financial statements of the Company’s joint ventures carried on the equity basis is summarized as follows:

	August 31, 2009	August 31, 2008
Current assets	$43,863,290	$51,847,643
Total assets	50,224,882	58,958,102
Current liabilities	17,260,943	20,424,810
Noncurrent liabilities	2,325,943	4,756,650

	August 31, 2009	August 31, 2008
Joint ventures’ equity	30,637,996	33,776,642
Northern Technologies International Corporation’s share of Corporate Joint Ventures’ equity	$14,064,122	$16,016,347

	August 31, 2009	August 31, 2008
Net sales	$61,895,133	$101,279,532
Gross profit	28,700,894	44,224,644
Net income	535,563	6,401,755
Northern Technologies International Corporation’s share of equity in income of Corporate Joint Ventures	$367,238	$3,792,197
Northern Technologies International Corporation’s share of Corporate Joint Ventures undistributed earnings	$12,474,513	$14,324,709

The financial statements of the Company’s foreign joint ventures are prepared using accounting principles accepted in the joint ventures’ country of domicile.  Amounts related to foreign joint ventures reported in the above tables and the accompanying financial statements have been adjusted to approximate U.S. GAAP in all material respects.  All material profits recorded on sales from the Company to its joint ventures have been eliminated for financial reporting purposes.

During fiscal 2009 and fiscal 2008, the Company invested in corporate joint ventures as follows:

During fiscal 2009, the Company invested $666,662 in its existing industrial chemical joint venture in India. The Company has a 50% ownership interest in the India joint venture.  The total increased capitalization by each owner of the joint venture was $1,333,326.

During fiscal 2009, the Company invested $29,000 in a new joint venture in Russia to specifically engage in the oil & gas industry.  The Company has a 50% ownership interest in the new Russian joint venture.  It is anticipated that each owner will contribute an additional $29,000 during fiscal 2010 toward the capitalization proportionately.

During fiscal 2008, the Company invested $87,950 in a non-industrial chemical joint venture in Thailand in addition to $143,000 previously invested in December 2006. The Company has a 50% ownership interest in the Thailand joint venture entity.  The Thailand joint venture entity had no operations prior to the Company’s investment in December 2006.   The total contributions made by both owners of the Thailand joint venture were $461,900 as of August 31, 2008.

During fiscal 2008, the Company invested $30,000 in to its consumer products joint venture to be used for working capital. The Company has a 50% ownership interest in its consumer products joint venture entity.  The total contributions made by both owners of the consumer products joint venture were $60,000 as of August 31, 2008.

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

7.                                                         DISSOLUTION OF REACT, INC. BUSINESS

As previously disclosed, almost all historical sales by React-NTI included in the Company’s consolidated statement of operations were derived from sales by React Inc., a 100% owned subsidiary of React-NTI, of proprietary ink additives to one customer.  During fourth quarter of fiscal 2007, this customer notified React Inc. that no future orders would be placed after current orders were received.  As a result, the Company anticipated no additional sales of proprietary ink additives.  Concurrent with the decline of its ink additive sales, React-NTI continued to develop and pursue additional sales through a patented sintered metal mold release agent sold under the brand name SERAVAT™ and renewable resource-based personal care chemical additive under the brand name Farona™.  In fiscal 2009, the Company implemented several cost control and cash preservation measures.  These measures included elimination of further product and market development related to these products.

As a result of these changes, management determined that the fair value of the React-NTI reporting unit was less than the carrying value.  As a result, a loss on impairment of goodwill and intangible assets of $554,000 was recorded for fiscal 2009 to appropriately reflect the fair value of the related assets.   The fair value of the goodwill and intangible assets was determined through analysis of projected discount cash flows, which are expected to be minimal beyond fiscal year 2009.  This evaluation included the use of level 3 inputs under the fair value hierarchy. In addition, during fiscal 2009, the Company derecognized previously recorded trade payables of $320,000 as a result of negotiations between the Company and its vendor.  This amount is recorded in general and administrative expenses in the Company’s consolidated statement of operations.  At August 31, 2009, the remaining net book value of the assets and liabilities of React-NTI and its subsidiaries approximates $0.

8.                                      CORPORATE DEBT

The Company has a demand line of credit of $2,300,000 with National City Bank.  Advances made under the demand line of credit are made at the sole discretion of National City Bank and are due and payable on demand.  Outstanding amounts under the demand line of credit bear interest at an annual rate based on LIBOR plus 2.25%.  As of August 31, 2009, the interest rate was 6.51% and the weighted average rate was 4.56% for the year ended August 31, 2009.  As of August 31, 2008, the interest rate was 4.72% and the weighted average rate was 7.18% for the year ended August 31, 2008.  Interest is payable in arrears on the 15th day of each month and on demand. There was $1,077,000 outstanding under the demand line of credit as of August 31, 2009. No amounts were committed under the line of credit to cover letters of credit as of August 31, 2009.  There was $86,000 outstanding under the demand line of credit and an additional $600,000 was committed from the demand line of credit to cover a letter of credit as of August 31, 2008.

In connection with the purchase of its corporate headquarters, in September 2006, the Company entered into a term loan with a principal amount of $1,275,000 that matures on May 1, 2011, bears interest at a fixed rate of 8.01% and is payable in 59 monthly payments equal to approximately $10,776 (inclusive of principal and interest).  All of the remaining unpaid principal and accrued interest is due and payable on the maturity date.  The term loan is secured by a first lien on the Company’s Circle Pines facility pursuant to a Mortgage dated as of May 3, 2006 between Northern Technologies Holding Company LLC and National City Bank and is guaranteed by the Company.  Future required minimum payments on the term loan are as follows:

Fiscal 2009	$31,556
Fiscal 2010	$34,897
Fiscal 2011	$1,145,075

Under the note governing the term loan, the Company is subject to a minimum debt service coverage ratio of 1.0:1.0.  At August 31, 2009, the Company failed to meet this financial covenant and no waiver from the bank was obtained by the Company for the covenant violation.  As a result, an event of default occurred under the note and the bank has the right in its discretion, by giving written notice to the Company, to declare the amount outstanding under the note immediately due and payable in full. As a result, the Company classified all amounts outstanding with National City Bank as current liabilities on its consolidated balance sheet.

9.                                                         STOCKHOLDERS’ EQUITY

During fiscal 2009, the Company did not purchase or retire any shares of its common stock.  The following stock options to purchase shares of common stock were exercised during fiscal 2009:

Options Exercised	Exercise Price
2,000	$5.25

During fiscal 2008, the Company did not purchase or retire any shares of its common stock.  The following stock options to purchase shares of common stock were exercised during fiscal 2008:

Options Exercised	Exercise Price
2,000	$5.30

During fiscal 2009, the Company granted stock bonuses under the Northern Technologies International Corporation 2007 Stock Incentive Plan for an aggregate of 21,513 shares of its common stock to various employees.  The fair value of the shares of the Company’s common stock as of the date of grant of the stock bonuses was $226,961, based on the closing sale price of a share of the Company’s common stock on the date of grant. The fair value of common stock granted in 2009 was based on fiscal 2008 performance and was included in accrued liabilities at August 31, 2008 (Note 17).

During fiscal 2008, the Company granted stock bonuses under the Northern Technologies International Corporation 2007 Stock Incentive Plan for an aggregate of 33,595 shares of its common stock to various employees.  The fair value of the shares of the Company’s common stock as of the date of grant of the stock bonuses was $334,270, based on the closing sale price of a share of the Company’s common stock on the date of grant. The fair value of common stock granted in 2009 was based on fiscal 2008 performance and was included in accrued liabilities at August 31, 2007 (Note 17).

10.                                                  TOTAL COMPREHENSIVE (LOSS) INCOME

The Company’s total comprehensive (loss) income was as follows:

	Years Ended
	August 31, 2009	August 31, 2008
Net (loss) income	$(3,344,976)	$2,553,956
Other comprehensive (loss) income – foreign currency translation adjustment	(425,238)	677,907
Total comprehensive (loss) income	$(3,770,214)	$3,231,863

11.                                                  NET (LOSS) INCOME PER COMMON SHARE

Basic net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of common shares outstanding.  Diluted net (loss) income per share assumes the exercise of stock options using the treasury stock method, if dilutive.

There were options to purchase an aggregate of 137,472 shares of common stock excluded from the computation of common share equivalents as of August 31, 2009 since the Company reported a loss for the year.  No options were excluded from the computation as of August 31, 2008 since all stock option exercise prices were less than the average market price of a share of common stock.

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

The fair value of option grants is determined at date of grant, using the Black-Scholes option pricing model with the assumptions listed below.  The volatility factor used in the Black-Scholes option pricing model is based on historical stock price fluctuations and the risk free interest rate is based on U.S. treasury rates appropriate for the expected term. Dividend yield and expected volatility are estimated using historical amounts that are anticipated to be consistent with current values.  Expected life of option is based on the life of the option agreements.  Based on these valuations, the Company recognized compensation expense of $100,000 and $96,322 during fiscal 2009 and 2008, respectively, related to the options that vested during such time period.  As of August 31, 2009, the total compensation cost for nonvested options not yet recognized in the Company’s statements of operations was $138,261, net of estimated forfeitures which were $0 as of August 31, 2009.  That cost is expected to be recognized over an expected weighted-average period of 1.35 years. Stock-based compensation expense of $90,424 and $47,837 are expected to be recognized during fiscal 2010 and 2011, respectively.  Future option grants will impact the compensation expense recognized.

The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions and results for the grants:

	August 31, 2009	August 31, 2008
Dividend yield	2.00%	2.00%
Expected volatility	46.7%	42.1%

	August 31, 2009	August 31, 2008
Expected life of option	5 years	5 years
Average risk-free interest rate	2.88%	3.81%

Stock option activity during the periods indicated is as follows:

	Number of Shares (#)	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding at August 31, 2007	86,167	$5.67
Options granted	38,472	9.27
Options exercised	(2,000)	5.32
Options terminated	(3,167)	7.83

Outstanding at August 31, 2008	119,472	$7.00
Options granted	30,000	12.84
Options exercised	(2,000)	5.25
Options terminated	(10,000)	5.35

Outstanding at August 31, 2009	137,472	$8.42	$0.00

Exercisable at August 31, 2009	96,487	$7.20	$0.00

Available for future grant at August 31, 2009	278,420

The following table summarizes information about stock options outstanding and exercisable at August 31, 2009:

Option Grant Date	Per Share Exercise Prices	Remaining Contractual Life (years)	Number of Options Outstanding (#)	Number of Options Exercisable (#)
11/12/2004	$6.15	0.2	3,000	3,000
9/1/2005	5.75	1.0	10,000	10,000
11/4/2005	5.38	1.2	48,000	48,000
9/1/2006	8.01	2.0	10,000	10,000
9/1/2007	9.75	3.0	10,000	6,665
11/16/2007	9.95	3.2	25,140	8,380
5/2/2008	7.75	3.7	1,332	444
9/1/2008	12.84	4.0	30,000	9,998
			137,472	96,487

The weighted average fair value of options granted during fiscal 2009 and 2008 was $4.78 and $3.50, respectively.  The weighted average remaining contractual life of the options outstanding as of August 31, 2009 and 2008 was 2.35 years and 2.78 years, respectively.

13.                                                  GEOGRAPHIC AND SEGMENT INFORMATION

Net sales by geographic location as a percentage of total consolidated net sales were as follows:

	August 31, 2009	August 31, 2008
Inside the U.S.A. to unaffiliated customers	83.6%	78.3%

	August 31, 2009	August 31, 2008
Outside the U.S.A. to:
Corporate Joint Ventures in which the Company is a shareholder directly and indirectly	13.4%	12.3%
Unaffiliated customers	3.0%	9.4%
	100.0%	100.0%

Net sales by geographic location are based on the location of the customer.

The following table sets forth NTIC’s net sales for fiscal 2009 and fiscal 2008 by segment:

	Fiscal 2009	Fiscal 2008	$ Change	% Change
ZERUST® sales	$8,013,196	$12,005,151	$(3,991,955)	(33.3)%
Natur-Tec® sales	538,542	383,904	154,638	40.2%
React-NTI sales	23,570	53,537	(29,967)	(56.0)%
React Inc. sales	—	248,160	(248,160)	(100.0)%
Total North American net sales	$8,575,308	$12,690,752	$(4,115,444)	(32.4)%

The following table sets forth NTIC’s cost of sales for fiscal 2009 and fiscal 2008 by segment:

	Fiscal 2009	% of Product Sales*	Fiscal 2008	% of Product Sales*
Direct Cost of Sales
ZERUST® cost of goods sold	$4,311,647	53.8%	$6,053,433	50.4%
Natur-Tec™ cost of goods sold	438,205	81.4%	276,526	72.0%
React-NTI cost of goods sold	13,608	57.7%	7,444	13.9%
React Inc. cost of goods sold	—	N/A	209,880	84.6%
Indirect Cost of goods sold	857,208	—	1,091,407	—
Total North American net cost of goods sold	$5,620,668	65.5%	$7,638,690	60.2%

* The percent of segment sales is calculated by dividing the direct cost of sales for each individual segment category by the net sales for each segment category.

The Company’s management utilizes product net sales and direct and indirect cost of goods sold for each product in reviewing the financial performance of a product type.  Further allocation of Company expenses or assets, aside from amounts presented in the tables above, is not utilized in evaluating product performance, nor does such allocation occur for internal financial reporting.

14.                                                  RETIREMENT PLAN

The Company has a 401(k) employee savings plan.  Employees who meet certain age and service requirements may elect to contribute up to 15% of their salaries.  The Company typically contributes the lesser of 50% of the participant’s contributions or 3.5% of the employee’s salary.  In January 2009, as part of its cost reduction efforts, the Company suspended its match of participant contributions.  The Company recognized expense for the savings plan of $60,593 and $142,073, for the fiscal years ended August 31, 2009 and 2008, respectively.

15.                                                  RELATED PARTY TRANSACTIONS

The Company was a party to a consulting agreement with Emeritushnic Facilities Company, Inc. (referred to as “EFC”), an entity owned by the Company’s former Chairman of the Board and Chief Executive Officer, Philip M. Lynch, and certain of his family members, excluding G. Patrick Lynch, the Company’s current President and Chief Executive Officer, pursuant to which EFC performed certain consulting services for the Company, including maintaining communications and relations between the Company and its joint venture partners.  This agreement terminated by its terms within 90 days of Mr. Philip M. Lynch’s death which occurred on September 29, 2008.  In consideration for such services, the Company paid EFC a monthly fee of $25,000 and reimbursed EFC up to a maximum of $180,000 per year for documented, out-of-pocket expenses reasonably incurred by EFC in the course of conducting business on our behalf.  The Company paid EFC consulting fees totaling $100,000 and $300,000 in fiscal 2009 and fiscal 2008, respectively, and reimbursed EFC for out-of-pocket expenses reasonably incurred in the course of providing such services in an aggregate amount of $74,086 and $180,000 during fiscal 2009 and fiscal 2008, respectively.  The consulting agreement also contained other standard terms, including provisions regarding confidentiality, non-competition and non-solicitation.

During fiscal 2009 and fiscal 2008, the Company made consulting payments totaling $100,000, to Bioplastic Polymers LLC, an entity owned by Ramani Narayan, Ph.D., a director of the Company, and paid royalties of $2,510 and $1,323, respectively, based on net sales of the Company’s bioplastics products. The royalty fees were paid pursuant to an oral agreement under which the Company has agreed to pay Bioplastic Polymers LLC and Dr. Narayan in consideration of the transfer and assignment by Biopolymer Plastics LLC and Dr. Narayan of certain biodegradable polymer technology to the Company, an aggregate of three percent of the gross margin on any net sales of products incorporating the biodegradable polymer technology transferred to the Company by Bioplastic Polymers LLC and Dr. Narayan for a period of 10 years, provided that if a patent for or with respect to biodegradable polymer technology is issued before the expiration of such 10 year period, then the Company will until the expiration of such patent pay to Bioplastic Polymers LLC and Dr. Narayan an aggregate three percent of the biodegradable polymer technology gross margin attributable to such patent.

In May 2009, the Company entered into an agreement with DAK Engineering, LLC, an entity owned by the Company’s former Chief Technical Officer and a current director of the Company, Donald A. Kubik, Ph.D., pursuant to which the Company has engaged DAK Engineering, LLC to perform certain services to the Company, specifically services in the area of chemistry, technology development, supplier technical issues, production issues, product performance characterization, and other forms of commercializing intellectual property rights.  In consideration for such services, the Company has agreed to pay DAK Engineering, LLC a monthly fee of $7,250.  During fiscal 2009, the Company paid DAK Engineering, LLC an aggregate of $21,750 in consulting fees.  The agreement may be terminated by either party for any reason with 30 days prior notice before the quarter end by providing written notice to the other party and may be terminated upon the occurrence of other certain events, as set forth in the agreement.  The agreement also contains other standard terms, including provisions regarding confidentiality, non-competition and non-solicitation.

In May 2009, the Company entered into a technology transfer and consulting agreement with Sunggyu Lee, Ph.D., a director of the Company, pursuant to which the Company agreed to pay Dr. Lee $30,000 payable in six $5,000 monthly installments in exchange for an 18-month option to purchase certain technology developed by

Dr. Lee.  If the Company decides to exercise the option, Dr. Lee has agreed to transfer to the Company the technology and to provide the Company consulting services related to the further development and commercialization of the technology in exchange for an additional $120,000 payable in eight $15,000 monthly installments.  If the Company commercializes any products or services that incorporate the transferred technology or any other new related inventions developed by Dr. Lee during the term of the agreement and transferred to the Company under the agreement, the Company has agreed to pay Dr. Lee a royalty of three percent of any earnings before interest and taxes to the Company generated from the commercial exploitation by the Company of any products or services that incorporate the technology and/or inventions.  Such royalties will be required to be paid until the earlier of the last to expire of any applicable patents covering such technology or inventions, the invalidity of such patents, or if there are no issued patents covering such technology and inventions, 10 years from the first date of commercial sale or license.   The agreement may be terminated by the Company if, at any stage, the Company determines in its sole discretion not to proceed with the project. All amounts paid under this agreement have been expensed in the period in which they were incurred.

The Company pays rent for its Beachwood office and lab location to a related party.  See Part I. Item 2. entitled “Properties” in this report.

16.                                                  INCOME TAXES

The provision for income taxes for the fiscal years ended August 31 consists of the following:

	2009	2008
Current:
Federal	$28,000	$158,000
State	14,000	(9,000)
Foreign	191,000	—
	$233,000	$149,000
Deferred:
Federal	$(503,000)	$2,000
State	(32,000)	19,000
	(535,000)	21,000
	$(302,000)	$170,000

Reconciliations of the expected federal income tax at the statutory rate with the provisions for income taxes for the fiscal years ended August 31 are as follows:

	2009	2008
Tax computed at statutory rates	$(1,276,000)	$939,000
State income tax, net of federal benefit	(42,000)	31,000
Tax effect on equity in income (loss) of international joint ventures	28,000	(1,142,000)
Tax effect on dividends received from corporate joint ventures	755,000	590,000
Foreign tax credit	—	(800,000)
Foreign tax expense	191,000	—
Research and development credit	(348,000)	(100,000)
Valuation allowance	70,000	475,000
Other	320,000	177,000
	$(302,000)	$170,000

The Company has not recognized a deferred tax liability relating to cumulative undistributed earnings of its corporate joint ventures and holding companies that are essentially permanent in duration of $4,508,209 and $5,177,000 at August 31, 2009 and 2008, respectively.  If some or all of the undistributed earnings of the corporate joint ventures and holding companies are remitted to the Company in the future, income taxes, if any, after the application of foreign tax credits will be provided at that time.

At August 31, 2009, the Company had foreign tax credit carryforwards of approximately $3,014,000 which begin to expire in 2010.  The Company established a valuation allowance of $3,014,000 with respect to the foreign tax credit carryforwards.

The tax effect of the temporary differences and tax carry forwards comprising the net deferred taxes shown on the balance sheets at August 31 are as follows:

	2009	2008
Current:
Allowance for doubtful accounts	$10,800	$3,600
Inventory costs	10,400	9,400
Prepaid expenses and other	61,100	100
Accrued expenses	32,500	66,100
Deferred joint venture expenses	104,100	104,100
Total current	$218,900	$183,300

Noncurrent:
Excess of book over tax depreciation	$(193,300)	$(178,500)
Asset valuation reserves	309,000	408,300
Net Operating Loss Carry forward	632,800	138,100
Research and Development Credit, net of valuation allowance at August 31, 2009	588,200	469,400
Total noncurrent	$1,336,700	$837,300

The Company has net operating loss carryforwards for Federal tax purposes of approximately $1,751,000 that begin to expire in 2029.

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

As of August 31, 2009 and 2008, the Company had $100,000 and $88,000 of unrecognized tax benefits, respectively.  The entire amount of unrecognized tax benefits would affect the effective tax rate.  It is expected that the amount of unrecognized tax benefits will not change in the next 12 months.

The following table provides a reconciliation of the beginning and ending amount of unrecognized tax benefits in fiscal 2009:

Balance at August 31, 2008	$88,000

Gross Increases Related to Prior Period Tax Positions	100,000

Gross Decreases Related to Prior Period Tax Positions	(88,000)

Balance at August 31, 2009	$100,000

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the Company’s income tax provision.  This policy will not change as a result of the adoption of FIN 48.  As of August 31, 2008, the Company recorded a liability of $11,500 for interest and penalties.  The liability for the payment of interest and penalties is $0 at August 31, 2009.

The Company operates in multiple tax jurisdictions, both within the United States and outside the United States.  With certain exceptions, the Company is no longer subject to examination for tax years prior to 2005.  The Company’s tax filings for the years August 31, 2004 and August 31, 2005 were examined by the Internal Revenue Service.  The examination has been concluded.

17.                                                  COMMITMENTS AND CONTINGENCIES

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

No bonuses were accrued for management as of August 31, 2009.

On November 20, 2009, the Company’s Board of Directors, upon recommendation of the Compensation Committee, approved the material terms of an annual bonus plan for the Company’s executive officers and certain employees for the fiscal year ending August 31, 2010.  The material terms are identical to the bonus plan for the fiscal year ended August 31, 2009, as described above.

In April 2007, REACT-NTI, LLC (“React LLC”), a company that is 75% owned by the Company, was served with a summons and complaint that was filed by Shamrock Technologies, Inc. (“Shamrock”) in state court in New York.  This case has been removed to the Federal District Court for the Southern District of New York.  The lawsuit seeks payment from React LLC of commissions in the approximate amount of $314,500 owed by

React LLC under a license agreement between React LLC and Shamrock.  The complaint alleges breach of the license agreement by React LLC and seeks damages in an unspecified amount for such breach as well as damages of approximately $300,000 for the alleged failure of React LLC to purchase from Shamrock certain inventory manufactured for sale to a customer.  Shamrock further claims lost profits with respect to sales made by Shamrock that were manufactured by parties other than React LLC.  React LLC acknowledges that React LLC has not made payment for product in the approximate amount of $300,000 to Shamrock as the invoice for this was only received after Shamrock had already filed its complaint, but denies all of the claims of breach of the license agreement by it and believes that damages caused by Shamrock’s breach of the license agreement and tortious conduct exceed any amounts owing to Shamrock.  React LLC formally responded to the complaint after removal by moving to dismiss or stay because of Shamrock’s failure to comply with alternative dispute resolution procedures contained in the license agreement.  By court order, the matter was stayed so that the parties could attempt mediation.  The parties mediated for one day and were unsuccessful in resolving the matter. The parties proceeded with discovery, exchanging answers to interrogatories and documents, and the parties also obtained documents by subpoena from third parties.  With more complete information, the parties decided to dismiss their respective claims without prejudice and return to mediation.  A mediation session was held on December 4, 2008, and the parties continued to negotiate through the mediator thereafter without any final agreement by either party.  Because the mediation and negotiation process did not result in a final settlement, there can be no permanent assurance at the present time that the matter will not result in a material adverse effect on the Company’s business, financial condition or results of operations at some point in the future.

From time to time, the Company is involved in various legal actions arising in the normal course of business.  Management is of the opinion that any judgment or settlement resulting from any currently pending or threatened actions would not have a material adverse effect on the Company’s financial position or consolidated results of operations.

18.                                                  STATEMENTS OF CASH FLOWS

Supplemental disclosures of cash flow information for the fiscal years ended August 31, 2009 and 2008 consist of:

	2009	2008
Cash received during the year for income taxes	$—	$471,000
Cash paid during the year for interest	132,411	123,874
Common stock issued in lieu of accrued payroll (21,513 and 33,595 shares, respectively)	226,961	334,270
(Decrease) Increase in the Company’s investment in corporate joint ventures and accumulated other comprehensive income due to changes in exchange rates	$(425,238)	$677,907

19.                                                  QUARTERLY INFORMATION (UNAUDITED)

	Quarter Ended
	November 30	February 28	May 31	August 31
Fiscal year 2009:
Net sales	$3,270,944	$1,734,170	$1,673,634	$1,896,560
Gross profit	977,977	578,734	677,962	719,967
Income (loss) before income taxes	45,885	(1,967,691)	(594,679)	(1,130,491)
Income taxes	33,000	(454,000)	44,000	75,000
Net income (loss)	12,885	(1,513,691)	(638,679)	(1,205,491)

	Quarter Ended
	November 30	February 28	May 31	August 31
Net income (loss) per share:
Basic	$0.00	$(0.41)	$(0.17)	$(0.31)
Diluted	$0.00	$(0.41)	$(0.17)	$(0.31)

Weighted average common shares assumed outstanding:
Basic	3,735,433	3,750,970	3,754,596	3,749,012
Diluted	3,770,572	3,750,970	3,754,596	3,749,012

	Quarter Ended
	November 30	February 29	May 31	August 31
Fiscal year 2008:
Net sales	$3,485,585	$2,762,856	$3,269,721	$3,172,590
Gross profit	1,391,894	1,152,902	1,209,866	1,297,400
Income before income taxes	736,196	848,690	936,148	202,922
Income taxes	78,000	189,000	148,000	(245,000)
Net income	658,196	659,690	788,148	447,922

Net income per share:
Basic	$0.18	$0.18	$0.21	$0.12
Diluted	$0.18	$0.18	$0.21	$0.11

Weighted average common shares assumed outstanding:
Basic	3,692,153	3,720,522	3,723,166	3,729,456
Diluted	3,734,102	3,753,747	3,758,646	3,789,007

20.                                                  SUBSEQUENT EVENT

The Company has evaluated subsequent events occurring through November 20, 2009, the date on which this Annual Report on Form 10-K was issued.

In September 2009, the Company completed a $3,550,000 registered direct offering in which it sold an aggregate of 480,000 shares of its common stock to institutional investors at a purchase price of $7.40 per share, resulting in net proceeds of approximately $3,200,000, after deducting placement agent fees and expenses and NTIC’s offering expenses.  All of the shares were offered pursuant to an effective shelf registration statement filed by the Company with Securities and Exchange Commission (the “SEC”) in October 2008 and declared effective by the SEC in January 2009.

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

Management’s Report on Internal Control over Financial Reporting

NTIC’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of NTIC’s Chief Executive Officer and Chief Financial Officer, NTIC’s management conducted an evaluation of the effectiveness of NTIC’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, NTIC’s management concluded that NTIC’s internal control over financial reporting was effective as of August 31, 2009.

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

Changes in Internal Control over Financial Reporting

There was no change in NTIC’s internal control over financial reporting that occurred during the quarter ended August 31, 2009 that has materially affected, or is reasonably likely to materially affect NTIC’s internal control over financial reporting.

Item 9B.       OTHER INFORMATION

On November 20, 2009, the Company’s Board of Directors, upon recommendation of the Compensation Committee, approved the material terms of an annual bonus plan for the Company’s executive officers and certain employees for the fiscal year ending August 31, 2010, the purpose of which is to align the interests of the Company, its executive officers and stockholders by providing an incentive for the achievement of key corporate and individual performance measures that are critical to the success of the Company and linking a significant portion of each executive officer’s annual compensation to the achievement of such measures. The following is a brief summary of the material terms approved by the Board:

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

PART III

Item 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The information in the “Proposal One — Election of Directors” section of NTIC’s definitive proxy statement to be filed with the Securities and Exchange Commission with respect to NTIC’s next annual meeting of stockholders, which involves the election of directors, is incorporated in this annual report on Form 10-K by reference.

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

Changes to Nomination Procedures

During the fourth quarter of fiscal year ended August 31, 2009, NTIC made no material changes to the procedures by which stockholders may recommend nominees to NTIC’s Board of Directors, as described in NTIC’s most recent proxy statement.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes outstanding options under NTIC’s equity compensation plans as of August 31, 2009.  NTIC’s equity compensation plans as of August 31, 2009 were the Northern Technologies International Corporation 2007 Stock Incentive Plan, the Northern Technologies International Corporation 2000 Stock Incentive Plan and the Northern Technologies International Corporation Employee Stock Purchase Plan.  No future options or other incentive awards will be granted under the Northern Technologies International Corporation 2000 Stock Incentive Plan.

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

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:	137,472	(1)(2)	$8.42	361,367	(3)

Equity compensation plans not approved by security holders	—		—	—

Total	137,472	(1)(2)	$8.42	361,367	(3)

(1)           Amount includes shares of NTIC common stock issuable upon the exercise of stock options outstanding as of August 31, 2009 under the Northern Technologies International Corporation 2007 Stock Incentive Plan and the Northern Technologies International Corporation 2000 Stock Incentive Plan.

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

(3)            Amount includes 278,420 shares remaining available at August 31, 2009 for future issuance under Northern Technologies International Corporation 2007 Stock Incentive Plan and 82,947 shares remaining available at

August 31, 2009 for future issuance under the Northern Technologies International Corporation Employee Stock Purchase Plan.

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

Item 14.        PRINCIPAL ACCOUNTING FEES AND SERVICES

The information in the “Proposal Two—Ratification of Selection of Independent Registered Public Accounting Firm—Audit, Audit-Related, Tax and Other Fees” and “Proposal Two—Ratification of Selection of Independent Registered Public Accounting Firm—Audit Committee Pre-Approval Policies and Procedures” sections of NTIC’s definitive proxy statement to be filed with the Securities and Exchange Commission with respect to NTIC’s next annual meeting of stockholders, which involves the election of directors, is incorporated in this annual report on Form 10-K by reference.

PART IV

Item 15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)           Exhibits

Reference is made to the Exhibit Index hereinafter contained, at page 73 of this report.

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

J.             Agreement dated as of May 5, 2009 between Northern Technologies International Corporation and DAK Engineering, LLC (incorporated by reference to Exhibit 10.1 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 7, 2009).

K.            Agreement dated as of May 25, 2009 between Northern Technologies International Corporation and Sunggyu Lee, Ph.D. (incorporated by reference to Exhibit 10.2 to NTIC’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2009).

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

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

November 30, 2009	By:
G. Patrick Lynch
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on the dates and in the capacities indicated.

Name	Title	Date

/s/ G. Patrick Lynch	President and Chief Executive Officer and Director	November 30, 2009
G. Patrick Lynch	(principal executive officer)

/s/ Matthew C. Wolsfeld, CPA	Chief Financial Officer and Corporate Secretary	November 30, 2009
Matthew C. Wolsfeld, CPA	(principal financial and accounting officer)

/s/ Pierre Chenu	Chairman of the Board	November 20, 2009
Pierre Chenu

/s/ Tilman B. Frank, M.D.	Director	November 20, 2009
Tilman B. Frank, M.D.

/s/ Soo Keong Koh	Director	November 20, 2009
Soo Keong Koh

/s/ Donald A. Kubik, Ph.D.	Vice Chairman of the Board	November 20, 2009
Donald A. Kubik, Ph.D.

/s/ Sunggyu Lee, Ph.D.	Director	November 20, 2009
Sunggyu Lee, Ph.D.

/s/Mark M. Mayers	Director	November 20, 2009
Mark M. Mayers

/s/ Ramani Narayan, Ph.D.	Director	November 20, 2009
Ramani Narayan, Ph.D.

/s/ Mark J. Stone	Director	November 20, 2009
Mark J. Stone

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED AUGUST 31, 2009

Item No.	Item	Method of Filing
1.1	Placement Agency Agreement dated as of September 18, 2009 between Northern Technologies International Corporation and Next Generation Equity Research, LLC	Incorporated by reference to Exhibit 1.1 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 19, 2009 (File No. 001-11038)

3.1	Restated Certificate of Incorporation of Northern Technologies International Corporation	Incorporated by reference to Exhibit 3.1 to NTIC’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2009 (File No. 001-11038)

3.2	Amended and Restated Bylaws of Northern Technologies International Corporation	Incorporated by reference to Exhibit 3.1 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 24, 2008 (File No. 001-11038)

4.1	Specimen Stock Certificate Representing Common Stock of Northern Technologies International Corporation	Incorporated by reference to Exhibit 4.1 to NTIC’s Registration Statement on Form 10 (File No. 001-19331)

10.1	Northern Technologies International Corporation 2000 Stock Incentive Plan	Incorporated by reference to Exhibit 10.4 to NTIC’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 2000 (File No. 001-11038)

10.2	Form of Incentive Stock Option Agreement for Northern Technologies International Corporation 2000 Stock Incentive Plan	Incorporated by reference to Exhibit 10.5 to NTIC’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 2000 (File No. 001-11038)

10.3	Form of Non-Qualified Stock Option Agreement for Northern Technologies International Corporation 2000 Stock Incentive Plan	Incorporated by reference to Exhibit 10.6 to NTIC’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 2000 (File No. 001-11038)

10.4	Northern Technologies International Corporation 2007 Stock Incentive Plan	Incorporated by reference to Exhibit 10.7 to NTIC’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 2006 (File No. 001-11038)

10.5	Form of Incentive Stock Option Agreement for Northern Technologies International Corporation 2007 Stock Incentive Plan	Incorporated by reference to Exhibit 10.8 to NTIC’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 2006 (File No. 001-11038)

Item No.	Item	Method of Filing
10.6	Form of Non-Statutory Stock Option Agreement for Northern Technologies International Corporation 2007 Stock Incentive Plan	Incorporated by reference to Exhibit 10.9 to NTIC’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 2006 (File No. 001-11038)

10.7	Form of Restricted Stock Agreement for Northern Technologies International Corporation 2007 Stock Incentive Plan	Incorporated by reference to Exhibit 10.10 to NTIC’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 2006 (File No. 001-11038)

10.8	Northern Technologies International Corporation Employee Stock Purchase Plan	Incorporated by reference to Exhibit 10.11 to NTIC’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 2006 (File No. 001-11038)

10.9	Consulting Agreement dated as of May 1, 2006 between Northern Technologies International Corporation and Emeritushnic Facilities Company, Inc.	Incorporated by reference to Exhibit 10.1 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 22, 2006 (File No. 001-11038)

10.10	Form of Indemnification Agreement between Northern Technologies International Corporation and its Directors and Officers	Incorporated by reference to Exhibit 10.1 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 24, 2008 (File No. 001-11038)

10.11	Agreement dated as of May 5, 2009 between Northern Technologies International Corporation and DAK Engineering, LLC	Incorporated by reference to Exhibit 10.1 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 7, 2009 (File No. 001-11038)

10.12	Agreement dated as of May 25, 2009 between Northern Technologies International Corporation and Sunggyu Lee, Ph.D.	Incorporated by reference to Exhibit 10.2 to NTIC’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2009) (File No. 001-11038)

10.13	Description of Non-Employee Director Compensation Arrangements	Filed herewith

10.14	Description of Executive Officer Compensation Arrangements	Filed herewith

10.15	Commercial Note: Revolving Credit dated August 6, 2004 by Northern Technologies International Corporation payable to National City Bank	Incorporated by reference to Exhibit 10.1 to NTIC’s Quarterly Report on Form 10-QSB for the fiscal quarter ended May 31, 2005 (File No. 001-11038)

Item No.	Item	Method of Filing
10.16	Commercial Note Addendum dated August 6, 2004 between Northern Technologies International Corporation and National City Bank	Incorporated by reference to Exhibit 10.2 to NTIC’s Quarterly Report on Form 10-QSB for the fiscal quarter ended May 31, 2005 (File No. 001-11038)

10.17	Security Agreement dated August 6, 2004 between Northern Technologies International Corporation and National City Bank	Incorporated by reference to Exhibit 10.3 to NTIC’s Quarterly Report on Form 10-QSB for the fiscal quarter ended May 31, 2005 (File No. 001-11038)

10.18	Modification and Extension of Promissory Note dated March 2, 2005 between Northern Technologies International Corporation and National City Bank	Incorporated by reference to Exhibit 10.4 to NTIC’s Quarterly Report on Form 10-QSB for the fiscal quarter ended May 31, 2005 (File No. 001-11038)

10.19	Promissory Note Modification Agreement dated January 30, 2006 between Northern Technologies International Corporation and National City Bank	Incorporated by reference to Exhibit 10.18 to NTIC’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 2006 (File No. 001-11038)

10.20	Promissory Note Modification Agreement dated August 24, 2006 between Northern Technologies International Corporation and National City Bank	Incorporated by reference to Exhibit 10.19 to NTIC’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 2006 (File No. 001-11038)

10.21	Commercial Note dated as of May 3, 2006 issued by Northern Technologies Holding Company, LLC to National City Bank	Incorporated by reference to Exhibit 10.6 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 9, 2006 (File No. 001-11038)

10.22	Mortgage dated as of May 3, 2006 between Northern Technologies Holding Company, LLC and National City Bank	Incorporated by reference to Exhibit 10.7 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 9, 2006 (File No. 001-11038)

10.23	Commercial Guaranty dated as of May 3, 2006 issued by Northern Technologies International Corporation, as Guarantor	Incorporated by reference to Exhibit 10.8 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 9, 2006 (File No. 001-11038)

10.24	Promissory Note Modification Agreement dated January 31, 2008 between Northern	Incorporated by reference to Exhibit 10.1 to NTIC’s Quarterly Report on

Item No.	Item	Method of Filing
	Technologies International Corporation and National City Bank	Form 10-QSB for the quarter ended February 29, 2008 (File No. 001-11038)

10.25	Promissory Note Modification Agreement dated January 31, 2008 between Northern Technologies International Corporation and National City Bank	Incorporated by reference to Exhibit 10.2 to NTIC’s Quarterly Report on Form 10-QSB for the quarter ended February 29, 2008 (File No. 001-11038)

10.26	Promissory Note Modification Agreement dated April 10, 2008 between Northern Technologies International Corporation and National City Bank	Incorporated by reference to Exhibit 10.3 to NTIC’s Quarterly Report on Form 10-QSB for the quarter ended February 29, 2008 (File No. 001-11038)

10.27	Promissory Note Modification Agreement dated April 10, 2008 between Northern Technologies International Corporation and National City Bank	Incorporated by reference to Exhibit 10.1 to NTIC’s Quarterly Report on Form 10-QSB for the quarter ended May 31, 2008 (File No. 001-11038)

10.28	Form of Subscription Agreement, dated as of September 18, 2009 between Northern Technologies International Corporation and each of the investors in the offering	Incorporated by reference to Exhibit 10.1 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 19, 2009 (File No. 001-11038)

14.1	Code of Ethics	Incorporated by reference to Exhibit 14.1 to NTIC’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 2004 (File No. 001-11038)

21.1	Subsidiaries of the Registrant	Filed herewith

23.1	Consent of Baker Tilly Virchow Krause, LLP	Filed herewith

31.1	Certification of President and Chief Executive Officer Pursuant to SEC Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of President and Chief Executive Officer Pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

Item No.	Item	Method of Filing
32.2	Certification of Chief Financial Officer Pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith