Form 10-Q
period 2009-11-30
NORTHERN TECHNOLOGIES INTERNATIONAL CORP
filed 2010-01-14
CIK 875582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2009

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

As of January 14, 2010, 4,240,679 shares of common stock of the registrant were outstanding.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

FORM 10-Q

November 30, 2009

This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by those sections.  For more information, see “Part I. Financial Information – Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations– Forward-Looking Statements.”

As used in this report, references to “NTIC,” the “Company,” “we,” “our” or “us,” unless the context otherwise requires, refer to Northern Technologies International Corporation, its wholly owned subsidiaries – NTI Facilities, Inc., Northern Technologies Holding Company, LLC and React-NTI, LLC, all of which are consolidated on NTIC’s financial statements.

All trademarks, trade names or service marks referred to in this report are the property of their respective owners.

PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS AS OF NOVEMBER 30, 2009 (UNAUDITED) AND AUGUST 31, 2009

	November 30, 2009	August 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,341,999	$138,885
Receivables:
Trade excluding corporate joint ventures, less allowance for doubtful accounts of $79,000 at November 30, 2009 and August 31, 2009	1,996,317	1,373,802
Trade corporate joint ventures	928,964	662,954
Technical and other services, corporate joint ventures	1,295,133	1,760,602
Income taxes	149,197	173,038
Inventories	2,050,091	2,002,622
Prepaid expenses	279,654	138,086
Deferred income taxes	218,900	218,900
Total current assets	9,260,255	6,468,889

PROPERTY AND EQUIPMENT, net	3,457,316	3,542,169

OTHER ASSETS:
Investments in corporate joint ventures:
Industrial chemical	14,885,034	13,727,097
Industrial non-chemical	333,076	337,025
Deferred income taxes	1,336,700	1,336,700
Notes receivable	140,000	140,000
Industrial patents and trademarks, net	909,486	888,065
Other	36,007	42,975
	17,640,303	16,471,862
	$30,357,874	$26,482,920

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Borrowings made on line of credit	$—	1,077,000
Current portion of note payable (Note 6)	1,171,472	1,179,973
Accounts payable	1,128,700	630,363
Accrued liabilities:
Payroll and related benefits	355,731	261,579
Deferred joint venture royalties	288,000	288,000
Other	393,803	304,202
Total current liabilities	3,337,706	3,741,117

COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value; authorized 10,000 shares; none issued and outstanding	—	—
Common stock, $0.02 par value per share; authorized 10,000,000 shares; issued and outstanding 4,240,679 and 3,756,596, respectively	84,814	75,132
Additional paid-in capital	8,889,935	5,631,767
Retained earnings	15,763,669	15,327,962
Accumulated other comprehensive income	2,281,750	1,706,942
Total stockholders’ equity	27,020,168	22,741,803
	$30,357,874	$26,482,920

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

THREE MONTHS ENDED NOVEMBER 30, 2009 AND 2008

	November 30, 2009	November 30, 2008
NORTH AMERICAN OPERATIONS:
Net sales	$2,711,402	$3,270,944
Cost of goods sold	1,757,496	2,292,967
Gross profit	953,906	977,977

Operating expenses:
Selling	561,652	770,570
General and administrative	920,029	941,438
Lab and technical support	35,117	6,067
	1,516,798	1,718,075

NORTH AMERICAN OPERATING LOSS	(562,892)	(740,098)

CORPORATE JOINT VENTURES AND HOLDING COMPANIES:
Equity in income of industrial chemical corporate joint ventures and holding companies	724,456	655,532
Equity in (loss) income of industrial non-chemical corporate joint ventures and holding companies	(18,557)	3,234
Fees for technical support and other services provided to corporate joint ventures	1,151,930	1,320,719
Expenses incurred in support of corporate joint ventures	(856,566)	(1,178,034)

INCOME FROM ALL CORPORATE JOINT VENTURES AND HOLDING COMPANIES	1,001,263	801,451

INTEREST INCOME	1,496	445
INTEREST EXPENSE	(25,987)	(31,898)
OTHER INCOME	6,825	6,826
MINORITY INTEREST	—	9,160

INCOME BEFORE INCOME TAX EXPENSE	420,705	45,886

INCOME TAX (BENEFIT) EXPENSE	(15,000)	33,000

NET INCOME	$435,705	$12,886

NET INCOME PER COMMON SHARE:
Basic	$0.11	$0.00
Diluted	$0.10	$0.00

WEIGHTED AVERAGE COMMON SHARES ASSUMED OUTSTANDING:
Basic	4,149,096	3,735,433
Diluted	4,165,441	3,770,572

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

THREE MONTHS ENDED NOVEMBER 30, 2009 AND 2008

	November 30, 2009	November 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$435,705	$12,886
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Expensing of fair value of stock options vested	46,302	25,000
Depreciation expense	95,254	97,818
Amortization expense	38,475	38,633
Minority interest	—	(9,160)
Equity in (income) loss from corporate joint ventures:
Industrial chemical	(724,456)	(655,532)
Industrial non-chemical	18,557	(3,234)
Change in current assets and liabilities:
Receivables:
Trade excluding corporate joint ventures	(504,596)	(25,469)
Trade corporate joint ventures	(266,010)	(387,401)
Technical and other services receivables, corporate joint ventures	465,469	904,589
Income taxes	23,841	(104,444)
Inventories	(47,469)	296,222
Prepaid expenses and other	(134,600)	(185,409)
Accounts payable	141,950	12,080
Accrued liabilities	183,753	(647,437)
Net cash used in operating activities	(227,823)	(630,858)

CASH FLOWS FROM INVESTING ACTIVITIES:
Dividends received from corporate joint ventures	8,801	2,056,311
Additions to property and equipment	(10,401)	(80,615)
Additions to industrial patents	(59,896)	(15,996)
Net cash (used in) provided by investing activities	(61,497)	1,959,700

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	—	(1,039,757)
Repayment of note payable	(8,501)	(7,041)
Proceeds from issuance of common stock	3,552,000	—
Stock options exercised	9,225
Net repayments made on line of credit	(1,077,000)	(86,000)
Proceeds from employee stock purchase plan	16,710	—
Net cash provided by (used in) financing activities	2,492,434	(1,132,798)

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,203,114	196,045
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	138,885	260,460

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,341,999	$456,505

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.             INTERIM FINANCIAL INFORMATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all necessary adjustments, which are of a normal recurring nature, and present fairly the consolidated financial position of Northern Technologies International Corporation and its subsidiaries (the “Company”) as of November 30, 2009 and the results of their operations for the three months ended November 30, 2009 and November 30, 2008 and their cash flows for the three months ended November 30, 2009 and November 30, 2008, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s annual report on Form 10-K for the fiscal year ended August 31, 2009 and with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section appearing in this report.  Operating results for the three months ended November 30, 2009 are not necessarily indicative of the results that may be expected for the full fiscal year ending August 31, 2010.

The Company has evaluated subsequent events occurring through January 14, 2010, the date on which this quarterly report on Form 10-Q was issued.

2.             INVENTORIES

Inventories consisted of the following:

	November 30, 2009	August 31, 2009
Production materials	$983,244	$947,677
Finished goods	1,066,847	1,054,945
	$2,050,091	$2,002,622

3.             PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	November 30, 2009	August 31, 2009
Land	$310,365	$310,365
Buildings and improvements	3,083,594	3,083,598
Machinery and equipment	1,596,439	1,641,878
	4,990,398	5,035,841
Less accumulated depreciation	(1,533,082)	(1,493,672)
	$3,457,316	$3,542,169

4.             INDUSTRIAL PATENTS AND TRADEMARKS, NET

Industrial patents and trademarks consisted of the following:

	November 30, 2009	August 31, 2009
Patents and trademarks	$1,490,239	$1,430,352
Less accumulated amortization	(580,754)	(542,287)
	$909,486	$888,065

Patent and trademark costs are amortized over seven years once a patent or trademark is filed and approved.  Amortization expense related to patents and trademarks was $38,475 and $33,962 for the three months ended November 30, 2009 and 2008, respectively.  Amortization expense is estimated to approximate $160,000 in each of the next five fiscal years.

5.             INVESTMENTS IN CORPORATE JOINT VENTURES

Composite financial information from the audited and unaudited financial statements of the Company’s joint ventures carried on the equity basis is summarized as follows:

	November 30, 2009	August 31, 2009
Current assets	$46,611,112	$43,863,290
Total assets	53,707,381	50,224,882
Current liabilities	14,896,221	17,260,943
Noncurrent liabilities	5,738,166	2,325,943
Joint ventures’ equity	33,072,994	30,637,996
Northern Technologies International Corporation’s share of corporate joint ventures’ equity	$15,218,110	$14,064,122

	November 30, 2009	November 30, 2008
Net sales	$19,480,538	$21,109,585
Gross profit	9,600,769	9,466,704
Net income	1,405,086	1,102,716
Northern Technologies International Corporation’s share of equity in income of corporate joint ventures	$705,899	$658,766

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

6.             CORPORATE DEBT

The Company has a demand line of credit of $2,300,000 with National City Bank.  Advances made under the demand line of credit are made at the sole discretion of National City Bank and are due and payable on demand.  Outstanding amounts under the demand line of credit bear interest at an annual rate based on LIBOR plus 2.25%.  As of November 30, 2009, the interest rate was 2.49% and the weighted average rate was 2.50% for the three months ended November 30, 2009.  As of November 30, 2008, the interest rate was 3.87% and the weighted average rate was 5.04% for the three months ended November 30, 2008.  Interest is payable in arrears on the 15th day of each month and on demand. There were no amounts outstanding under the demand line of credit and no amounts were committed under the line of credit to cover letters of credit as of November 30, 2009.  As of November 30, 2008, NTIC had no borrowings under its $2,300,000 demand line of credit and $600,000 was committed under the demand line of credit to cover a letter of credit.

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

Under the note governing the term loan, the Company is subject to a minimum debt service coverage ratio of 1.0:1.0.  At August 31, 2009, the Company failed to meet this financial covenant and no waiver from the bank was obtained by the Company for the covenant violation.  As a result, an event of default occurred under the note and the bank has the right in its discretion, by giving written notice to the Company, to declare the amount outstanding under the note immediately due and payable in full. As a result, the Company classified all amounts outstanding with National City Bank as current liabilities on its consolidated balance sheets as of November 30, 2009 and August 31, 2009.

7.             STOCKHOLDERS’ EQUITY

During the three months ended November 30, 2009, the Company did not purchase or retire any shares of its common stock.  The following stock options to purchase shares of common stock were exercised during the three months ended November 30, 2009:

Options Exercised	Exercise Price
1,500	$6.15

The Company granted stock options under the Northern Technologies International Corporation 2007 Stock Incentive Plan to purchase an aggregate of 122,000 shares of its common stock to various employees during the three months ended November 30, 2009.  The weighted average per share exercise price of the stock options is $7.88, which is equal to 100 percent of the fair market value of the Company’s common stock on the date of grant.

In September 2009, the Company completed a $3,552,000 registered direct offering in which it sold an aggregate of 480,000 shares of its common stock to institutional investors at a purchase price of $7.40 per share, resulting in net proceeds of $3,195,613, after deducting placement agent fees and expenses and NTIC’s offering expenses.

During the three months ended November 30, 2008, the Company did not purchase or retire any shares of its common stock and no stock options to purchase shares of the Company’s common stock were exercised or granted.  The Company granted stock bonuses under the Northern Technologies International Corporation 2007 Stock Incentive Plan for an aggregate of 21,513 shares of its common stock to various employees during the three months ended November 30, 2008.  The fair value of the shares of the Company’s common stock as of the date of grant of the stock bonuses was $226,961, based on the closing sale price of a share of the Company’s common stock on that date.

8.         TOTAL COMPREHENSIVE INCOME

The Company’s total comprehensive income (loss) was as follows:

	Three Months Ended
	November 30, 2009	November 30, 2008
Net income	$435,705	$12,886
Other comprehensive income (loss) - foreign currency translation adjustment	574,808	(1,578,958)
Total comprehensive income (loss)	$1,010,513	$(1,566,072)

9.             NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding.  Diluted net income per share assumes the exercise of stock options using the treasury stock method, if dilutive.

Options to purchase shares of common stock of 195,139 and 65,140 were excluded from the computation of common share equivalents as of November 30, 2009 and 2008, respectively, as stock option exercise prices were greater than market price of a share of common stock.

10.          STOCK-BASED COMPENSATION

In January 2007, the Company’s stockholders approved the Northern Technologies International Corporation 2007 Stock Incentive Plan (the “2007 Plan”) and the Northern Technologies International Corporation Employee Stock Purchase Plan (the “ESPP”).  The Compensation Committee of the Board of Directors administers both of the plans.

The 2007 Plan replaced the Northern Technologies International Corporation 2000 Stock Incentive Plan, which was terminated with respect to future grants, but will continue to govern grants outstanding under such plan.  The 2007 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, stock unit awards, performance awards and stock bonuses to eligible recipients to enable the Company and its subsidiaries to attract and retain qualified individuals through opportunities for equity participation in the Company, and to reward those individuals who contribute to the achievement of the Company’s economic objectives.  Up to a total of 400,000 shares of the Company’s common stock has been reserved for issuance under the 2007 Plan, subject to adjustment as provided in the 2007 Plan.  Options granted under the 2007 Plan generally have a term of five years and become exercisable over a three- or four-year period beginning on the one-year anniversary of the date of date.  Options are granted at per share exercise prices equal to the market value of the Company’s common stock on the date of grant.  To date, only stock options and stock bonuses have been granted under the 2007 Plan.

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

The Company granted options to purchase 126,000 and 30,000 shares of its common stock during the three months ended November 30, 2009 and 2008, respectively.  The fair value of option grants is determined at date of grant, using the Black-Scholes option pricing model with the assumptions listed below.  Based on these valuations, the Company recognized compensation expense of $46,302 and $25,000 during the three months ended November 30, 2009 and 2008, respectively, related to the options that vested during such time period.  The stock-based expense recorded reduced after-tax net income per share by $0.01 for the three months ended

November 30, 2009 and 2008.  As of November 30, 2009, the total compensation cost for non-vested options not yet recognized in the Company’s statements of income was $394,901, net of estimated forfeitures.  Additional stock-based compensation expense of $138,907 is expected through the remainder of fiscal year 2010, and expense of $147,610 and $108,383 is expected to be recognized during fiscal 2011 and 2012, respectively.  Future option grants will impact the compensation expense recognized.

The Company currently estimates a ten percent forfeiture rate for stock options, but will continue to review this estimate in future periods.

The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions and results for the grants:

	November 30, 2009	November 30, 2008
Dividend yield	2.00%	2.00%
Expected volatility	48.1%	46.7%
Expected life of option	5 years	5 years
Average risk-free interest rate	2.34%	2.88%

The weighted average fair value of options granted during the three months ended November 30, 2009 and 2008 was $2.96 and $4.78, respectively.

11.          GEOGRAPHIC AND SEGMENT INFORMATION

Net sales by geographic location as a percentage of total consolidated net sales were as follows:

	November 30, 2009	November 30, 2008
Inside the U.S.A. to unaffiliated customers	74.9%	89.3%
Outside the U.S.A. to:
Corporate joint ventures in which the Company is a shareholder directly and indirectly	19.6	7.2
Unaffiliated customers	5.5	3.5
	100.0%	100.0%

Net sales by geographic location are based on the location of the customer.

The following table sets forth the Company’s net sales for the three months ended November 30, 2009 and 2008 by segment:

	November 30, 2009	November 30, 2008	$ Change	% Change
ZERUST® sales	$2,627,555	$2,788,628	$(161,073)	(5.8)%
Natur-Tec® sales	83,846	482,316	(398,470)	(82.6)%
Total North American net sales	$2,711,402	$3,270,944	$(559,542)	(20.6)%

The following table sets forth the Company’s cost of sales for the three months ended November 30, 2009 and 2008 by segment:

	November 30, 2009	% of Product Sales*	November 30, 2008	% of Product Sales*
Direct Cost of Sales
ZERUST® cost of goods sold	$1,417,508	53.9%	$1,596,583	57.3%
Natur-Tec® cost of goods sold	59,018	70.4%	399,188	82.8%
Indirect Cost of goods sold	280,970	—	297,196	—
Total North American net cost of goods sold	$1,757,496	64.8%	$2,292,967	70.1%

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

12.  RESEARCH AND DEVELOPMENT

During the year ended August 31, 2009, the Company was awarded multiple research and development contracts.  The Company accrues proceeds received under the grants and offsets research and development expenses incurred in equal installments over the timelines associated with completion of the grants specific objectives and milestones. At November 30 and August 31, 2009, the Company deferred amounts received of $181,953 and $145,562 in other accrued liabilities, as the Company had not yet performed under the obligations of the contracts.

The Company expenses all costs related to product research and development as incurred.  The Company incurred $797,785 and $722,078 during the three months ended November 30, 2009 and 2008, respectively, in connection with its research and development activities.  These amounts are reduced by reimbursements of $109,172 and $0 for the three months ended November 30, 2009 and 2008, respectively.  The net fees are accounted for in the “Expenses incurred in support of corporate joint ventures” section of statements of operations.

13.       COMMITMENTS AND CONTINGENCIES

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

•                  The total amount available under the cash bonus plan will be $0 if EBITOI, as adjusted to take into account amounts to be paid under the bonus plan, fall below 70% of target EBITOI; and

•                  The payment of bonuses under the plan will be purely discretionary and will be paid to executive officer participants in both cash and stock, the exact amount and percentages of which will be determined by the Company’s Board of Directors, upon recommendation of the Compensation Committee.

There was a $158,000 management bonus accrual as of November 30, 2009 compared to a management bonus accrual of zero as of November 30, 2008.

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

14.          STATEMENTS OF CASH FLOWS

The Company did not declare or pay any cash dividends during fiscal 2009 and as of January 14, 2010, had not declared or paid any cash dividends during fiscal 2010.

The Company issued 21,513 shares of common stock as stock bonuses under its stock incentive plans to various employees to satisfy $226,961 of accrued payroll liability during the quarter ended November 30, 2008.  No shares of common stock as stock bonuses were issued during the quarter ended November 30, 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis provides material historical and prospective disclosures intended to enable investors and other users to assess NTIC’s financial condition and results of operations.  Statements that are not historical are forward-looking and involve risks and uncertainties discussed under the heading “Part I. Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward-Looking Statements.” The following discussion of the results of the operations and financial condition of NTIC should be read in conjunction with NTIC’s consolidated financial statements and the related notes thereto included under the heading “Part I. Item 1.  Financial Statements.”

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

Financial Overview

NTIC’s consolidated net sales decreased 17.1% during the three months ended November 30, 2009 as compared to the three months ended November 30, 2008 primarily as a result of decreased sales of its new Natur-Tec® products.  Net sales, however, increased 43.0% during the three months ended November 30, 2009 compared to the three months ended August 31, 2009.

Net sales of ZERUST® products decreased slightly by 5.8% to $2,627,555 during the three months ended November 30, 2009 compared to $2,788,628during the three months ended November 30, 2008 primarily as a result of decreased demand.  Net sales of ZERUST® products, however, increased 41.9% during the three months ended November 30, 2009 compared to the three months ended August 31, 2009.

During the three months ended November 30, 2009, 3.1% of NTIC’s consolidated net sales were derived from the sales of its Natur-Tec® products compared to 14.7% during the three months ended November 30, 2008.  Net sales of Natur-Tec® products decreased by 82.6% to $83,846 during the three months ended November 30, 2009 compared to $482,316 during the three months ended November 30, 2008.  This decrease was primarily due to several large stocking orders of Natur-Tec® products during the three months ended November 30, 2008.  Net sales of Natur-Tec® products increased 112.2% during the three months ended November 30, 2009 compared to the three months ended August 31, 2009.

Cost of goods sold as a percentage of net sales decreased to 64.8% for the three months ended November 30, 2009 compared to 70.1% for the three months ended November 30, 2008 primarily as a result of decreased raw material costs for ZERUST® products.

Total net sales of all of NTIC’s joint ventures decreased 7.7% to $19,480,538 during the three months ended November 30, 2009 compared to $21,109,585 during the three months ended November 30, 2008 primarily as a result of decreased demand for ZERUST® products due to the global economic slowdown.  NTIC recognized a 12.8% decrease in fee income for technical and support services as a result of the decrease in total net sales of the joint ventures, but also incurred a 27.3% decrease in direct joint venture expense. NTIC’s equity in income of corporate joint ventures and holding companies increased 7.2% to $705,899 during the three months ended November 30, 2009 compared to $658,766 during the three months ended November 30, 2008.  NTIC’s total income from its corporate joint ventures and holding companies increased 24.9% to $1,001,263 for the three months ended November 30, 2009 compared to $801,451 for the three months ended November 30, 2008.

During the year ended August 31, 2009, the Company was awarded multiple research and development contracts.  The Company accrues proceeds received under the grants and offsets research and development expenses incurred in equal installments over the timelines associated with completion of the grants specific objectives and milestones. At November 30 and August 31, 2009, the Company deferred amounts received of $181,953 and $145,562 in other accrued liabilities, as the Company had not yet performed under the obligations of the contracts.

The Company expenses all costs related to product research and development as incurred.  The Company incurred $797,785 and $722,078 during the three months ended November 30, 2009 and 2008, respectively, in connection with its research and development activities.  These amounts are reduced by reimbursements of $109,172 and $0 for the three months ended November 30, 2009 and 2008, respectively.  NTIC anticipates that it will spend between $3,000,000 and $3,500,000 in total during fiscal 2010 on research and development activities related to its new technologies. The net fees are accounted for in the “Expenses incurred in support of corporate joint ventures” section of statements of operations.

Net income increased 3281% to $435,705, or $0.10 per diluted common share, for the three months ended November 30, 2009 compared to $12,885, or $0.00 per diluted common share, for the three months ended November 30, 2008.  This increase was primarily the result of the cost control initiatives that NTIC initiated during second quarter of fiscal 2009 and remained in place through first quarter of fiscal 2010 and the increased income from its corporate joint ventures and holding companies.

NTIC’s working capital was $5,922,549 at November 30, 2009, including $2,341,999 in cash and cash equivalents.  As of November 30, 2009, NTIC had no borrowings under its $2,300,000 demand line of credit.  In September 2009, NTIC completed a $3,552,000 registered direct offering in which it sold an aggregate of 480,000 shares of its common stock to institutional investors at a purchase price of $7.40 per share, resulting in net proceeds of $3,195,613, after deducting placement agent fees and expenses and NTIC’s offering expenses.

NTIC expects to meet its future liquidity requirements during at least the next 12 months by using its existing cash and cash equivalents, forecasted cash flows from future operations, distributions of earnings and technical assistance fees to NTIC from its joint ventures and holding companies and funds available through existing or anticipated financing arrangements.  NTIC also may raise additional financing to help fund its new businesses through the issuance of debt or equity securities.

Results of Operations

The following table sets forth NTIC’s results of operations for the three months ended November 30, 2009 and 2008.  These results of operations exclude the impact of NTIC’s activities with its joint ventures and holding companies, other than its former joint venture React-NTIC LLC.  As explained in more detail in Note 1 to NTIC’s consolidated financial statements contained in NTIC’s annual report on Form 10-K for the fiscal year ended August 31, 2009, the results of React-NTIC LLC are included in NTIC’s consolidated results of operations and thus included in the table below.  NTIC does not consolidate the results of its other joint ventures or holding companies.

	November 30, 2009	% of Net Sales	November 30, 2008	% of Net Sales	$ Change	% Change
Net sales	$2,711,402	100%	$3,270,944	100.0%	$(559,542)	(17.1)%
Cost of goods sold	1,757,496	64.8%	2,292,967	70.1%	(535,471)	(23.4)%
Selling expenses	561,652	20.7%	770,570	23.6%	(208,918)	(27.1)%
General and administrative expenses	920,029	33.9%	941,438	28.8%	(21,409)	(2.3)%
Lab and technical support expenses	35,117	1.3%	6,067	0.2%	29,050	478.8%

Net Sales. NTIC’s net sales originating in the United States decreased 17.1% during the three months ended November 30, 2009 compared to the three months ended November 30, 2008 primarily as a result of a decrease in sales of Natur-Tec® products which decreased by 82.6% to $83,846 during the three months ended November 30, 2009 compared to $482,316 during the three months ended November 30, 2008.  The decrease in sales of Natur-Tec® products was primarily due to several large stocking orders of Natur-Tec® products during the three months ended November 30, 2008 that were one time sales of product.  Net sales of Natur-Tec® products increased 112.2% during the three months ended November 30, 2009 compared to $39,505 during the three months ended August 31, 2009.

Net sales of ZERUST® products decreased 5.8% to $2,627,555 during the three months ended November 30, 2009 compared to $2,788,628 during the three months ended November 30, 2008.  Net sales of ZERUST® products increased $775,511, or 41.9%, during the three months ended November 30, 2009 compared to $1,852,044 during the three months ended August 31, 2009.

The following table sets forth additional detail regarding NTIC’s net sales by product category for the three months ended November 30, 2009 and 2008:

	November 30, 2009	November 30, 2008	$ Change	% Change
ZERUST® sales	$2,627,555	$2,788,628	$(161,073)	(5.8)%
Natur-Tec® sales	83,846	482,316	(398,470)	(82.6)%
Total North American net sales	$2,711,402	$3,270,944	$(559,542)	(17.1)%

Cost of Goods Sold.  Cost of goods sold decreased 23.4% for the three months ended November 30, 2009 compared to the three months ended November 30, 2008 primarily as a result of decreased net sales as described above.  Cost of sales as a percentage of net sales decreased to 64.8% for the three months ended November 30, 2009 compared to 70.1% for the three months ended November 30, 2008 primarily as a result of decreased raw material costs for ZERUST® products.

Selling Expenses.  NTIC’s selling expenses decreased 27.1% for the three months ended November 30, 2009 compared the three months ended November 30, 2008 due to decreases in i) salaries of $66,000, ii) consulting expense of $31,000, iii) advertising and web development of $31,000, iv) commissions of $19,000 and v) travel expenses of $44,000.  Selling expenses as a percentage of net sales decreased to 20.7% for the three months ended November 30, 2009 compared to 23.6% for the three months ended November 30, 2008 primarily due to the decrease in selling expenses described above.

General and Administrative Expenses.  NTIC’s general and administrative expenses decreased 2.3% for the three months ended November 30, 2009 compared to the three months ended November 30, 2008.  As a percentage of net sales, general and administrative expenses increased to 33.9% for the three months ended November 30, 2009 compared to 28.8% for the three months ended November 30, 2008 primarily as a result of fixed general and administrative expenses spread over decreased net sales, partially offset by costs savings as a result of NTIC’s cost reduction efforts during second quarter of fiscal 2009.

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

Lab and Technical Support Expenses.  NTIC’s lab and technical support expenses increased to $35,117 for the three months ended November 30, 2009 compared to $6,067 for the three months ended November 30, 2008.  This increase was primarily the result of a change in the allocation of lab and technical support expenses to sales expense.  As a percentage of net sales, lab and technical support expenses increased by a negligible amount.

International Corporate Joint Ventures and Holding Companies.  Net sales of NTIC’s corporate joint ventures and holding companies for the three months ended November 30, 2009 and 2008 were as follows:

	Three Months Ended
	November 30, 2009	November 30, 2008
Industrial chemical	$19,191,180	$20,842,816
Non-industrial chemical	289,358	266,769
Total international corporate joint ventures and holding companies sales	$19,480,538	$21,109,585

The decrease in net sales of NTIC’s corporate joint ventures and holding companies in the three months ended November 30, 2009 compared to the three months ended November 30, 2008 of 7.7% was primarily a result of decreased demand of ZERUST® and EXCOR® products as a result of the worldwide economic recession.

NTIC receives fees for technical and other support services it provides to its corporate joint ventures and holding companies based on the revenues of the individual corporate joint ventures and holding companies.  NTIC recognized fee income for such support of $1,151,930 in the three months ended November 30, 2009 compared to $1,320,719 during the three months ended November 30, 2008, a decrease of 12.8%.  The decrease in fees for technical and other support to its corporate joint ventures was due to the decrease in net sales of NTIC’s corporate joint ventures and holding companies.

NTIC sponsors a worldwide corporate joint venture conference approximately every three to four years in which all of its corporate joint ventures are invited to participate.  NTIC defers a portion of its technical and other support fees received from its corporate joint ventures in each accounting period leading up to the next conference, reflecting that NTIC has not fully earned the payments received during that period.  The next corporate joint venture conference is scheduled to be held in the summer of 2010 or 2011.  There was no deferred income recorded within other accrued liabilities during the three months ended November 30, 2009 related to this future conference; however, $288,000 has been accrued over the past three fiscal years.  The costs associated with these joint venture conferences are offset against the deferral as incurred, generally in the period in which the conference is held and immediately before.

NTIC incurred direct expenses related to its corporate joint ventures and the holding companies of $856,566 during the three months ended November 30, 2009 compared to $1,178,034 during the three months ended November 30, 2008, a decrease of 27.3%.  This decrease was attributable to $135,000 of grants and research and development expense reimbursement received during the three months ended November 30, 2009.  Additionally, the decrease was attributable to decreases in (i) salary and benefit expense of $95,000, (ii) consulting expense of $41,000 and iii) legal expenses of $90,000, partially offset by increases in miscellaneous expenses of $40,000.  As a percentage of net sales, direct expenses incurred relating to NTIC’s corporate joint ventures and holding companies increased by an immaterial amount for the three months ended November 30, 2009 compared to the three months ended November 30, 2008.

NTIC had equity in income of corporate joint ventures and holding companies of $705,899 during the three months ended November 30, 2009 compared to $658,766 during the three months ended November 30, 2008. The increase in equity in income of 7.2% was due to increased profitability of NTIC’s corporate joint ventures and holding companies primarily resulting from cost control measures put in place during the last year.

Interest Income.  NTIC’s interest income decreased slightly to $1,496 during the three months ended November 30, 2009 compared to $445 during the three months ended November 30, 2008 primarily due to the increased cash balance earning interest during the three months ended November 30, 2009.

Interest Expense.  NTIC’s interest expense decreased slightly to $25,987 during the three months ended November 30, 2009 compared to $31,898 during the three months ended November 30, 2008 primarily due to lower average outstanding debt levels during the three months ended November 30, 2009.

Income Before Income Tax Expense.  Income before income tax expense increased to $420,705 for the three months ended November 30, 2009 compared to $45,886 for the three months ended November 30, 2008.

Income Tax (Benefit) Expense. Income tax benefit was $15,000 during the three months ended November 30, 2009 compared to income tax expense of $33,000 during the three months ended November 30, 2008.  Income tax (benefit) expense was calculated based on management’s estimate of NTIC’s annual effective income tax rate.  NTIC’s annual effective income tax rate during the three months ended November 30, 2009 and 2008 was lower than the statutory rate primarily due to NTIC’s equity in income of corporate joint ventures being recognized based on after-tax earnings of these entities.  To the extent undistributed earnings of NTIC’s joint ventures are distributed to NTIC, it is not expected to result in any material additional income tax liability after the application of foreign tax credits.

Liquidity and Capital Resources

Sources of Cash and Working Capital.  As of November 30, 2009, NTIC’s working capital was $5,922,549, including $2,341,999 in cash and cash equivalents, compared to working capital of $2,727,737 including $138,885 in cash and cash equivalents, as of August 31, 2009.

In September 2009, NTIC completed a $3,552,000 registered direct offering in which it sold an aggregate of 480,000 shares of its common stock to institutional investors at a purchase price of $7.40 per share, resulting in net proceeds of $3,195,613, after deducting placement agent fees and expenses and NTIC’s offering expenses.  All of the shares were offered pursuant to an effective shelf registration statement.

NTIC has a $2,300,000 demand line of credit with National City Bank.  Advances made under the demand line of credit are made at the sole discretion of National City Bank and are due and payable on demand.  Outstanding amounts under the demand line of credit bear interest at an annual rate based on LIBOR plus 2.25%.  As of November 30, 2009, the interest rate was 3.1%.  Interest is payable in arrears on the 15th day of each month and on demand.  As of November 30, 2009, NTIC had no borrowings under the demand line of credit.

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

Under the note governing this term loan, NTIC is subject to a minimum debt service coverage ratio of 1.0:1.0.  At November 30, 2009, NTIC failed to meet this financial covenant and no waiver from the bank was obtained by NTIC for the covenant violation.  As a result, an event of default occurred under the note and the bank has the right in its discretion, by giving written notice to NTIC, to declare the amount outstanding under the note immediately due and payable in full. As a result, NTIC classified all amounts outstanding with National City Bank as current liabilities on its consolidated balance sheet.

NTIC believes that a combination of its existing cash and cash equivalents, forecasted cash flows from future operations, anticipated distributions of earnings and technical assistance fees to NTIC from its joint venture investments and funds available through existing or anticipated financing arrangements, will be adequate to fund its existing operations, capital expenditures, debt repayments and any stock repurchases for at least the next 12 months.  During fiscal 2010, NTIC expects to continue to invest in research and development and in marketing efforts and resources into its new businesses, product lines and markets, including in particular the application of its corrosion prevention technology into the oil and gas industry.  In order to take advantage of such new product and market opportunities to expand its business and increase its revenues, NTIC may decide to finance such opportunities by borrowing under its line of credit or raising additional financing through the issuance of debt or equity securities.  There is no assurance that any financing transaction will be available on terms acceptable to NTIC or at all, or that any financing transaction will not be dilutive to NTIC’s current stockholders.

Uses of Cash and Cash Flows.  Cash flows used in operations for the three months ended November 30, 2009 was $227,823, which resulted principally from equity income of corporate joint ventures, an increase in trade receivables including corporate joint ventures, offset by net income, depreciation and amortization expense, stock option expense, decrease in technical and other services receivables from corporate joint ventures, and an increase in accounts payable and accrued liabilities.  Cash flows used in operations for the three months ended November 30, 2008 was $630,858, which resulted principally from equity income of corporate joint ventures, increases in trade receivables, technical and income tax receivables, prepaid expenses and decreases in accrued liabilities, offset by net income, joint venture royalty receivables, inventory, depreciation and amortization expense and an increase in accounts payable.

Net cash used in investing activities for the three months ended November 30, 2009 was $61,497 which comprised of dividends received from corporate joint ventures, partially offset by investments in patents and additions to property and equipment.   Net cash used in investing activities for the three months ended November 30, 2008 was $1,959,700, which comprised of dividends received from corporate joint ventures, offset by additions to property and equipment and investments in patents.

Net cash provided by financing activities for the three months ended November 30, 2009 was $2,492,434, which resulted primarily from the issuance of common stock and, to a lesser extent, proceeds from NTIC’s employee stock purchase plan and option exercises, partially offset by repayments to the demand line of credit and principal payments on the bank loan for NTIC’s corporate headquarters buildings.  Net cash used in financing activities for the three months ended November 30, 2008 was $1,132,798, which resulted primarily from bank overdrafts and repayments to the demand line of credit and principal payments on the bank loan for NTIC’s corporate headquarters building.

Capital Expenditures and Commitments.  NTIC had no material lease commitments as of November 30, 2009, except a lease agreement entered into by NTI Facilities, Inc., a subsidiary of NTIC, for approximately 16,994 square feet of office, manufacturing, laboratory and warehouse space in Beachwood, Ohio, requiring monthly payments of $17,500, which are adjusted annually according to the annual consumer price index, through November 2014.

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

NTIC’s demand line of credit bears interest at a rate based on LIBOR and thus may subject NTIC to some market risk on interest rates.  As of November 30, 2009, NTIC had no borrowings under its $2,300,000 demand line of credit.

Critical Accounting Policies

There have been no material changes to NTIC’s critical accounting policies and estimates from the information provided in “Part II. Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies”, included in NTIC’s annual report on Form 10-K for the fiscal year ended August 31, 2009.

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

•                  NTIC’s investments in its new business and research and development efforts and its need for additional capital to support such new business and research and development efforts;

•                  The success of and risks associated with NTIC’s emerging new businesses;

•                  Acceptance of NTIC’s existing and new products;

•                  Increased competition;

•                  NTIC’s reliance upon and its relationships with its distributors, independent sales representatives and corporate joint ventures;

•                  NTIC’s reliance upon suppliers;

•                  The costs and effects of complying with changes in tax, fiscal, government and other regulatory policies, including rules relating to environmental, health and safety matters;

•                  The costs and effects of currently outstanding or threatened litigation;

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

For more information regarding these and other uncertainties and factors that could cause NTIC’s actual results to differ materially from what NTIC has anticipated in its forward-looking statements or otherwise could materially adversely affect its business, financial condition or operating results, see NTIC’s annual report on Form 10-K for the fiscal year ended August 31, 2009 under the heading “Part I. Item 1A. Risk Factors.”

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

Changes in Internal Control over Financial Reporting

There was no change in NTIC’s internal control over financial reporting that occurred during the quarter ended November 30, 2009 that has materially affected, or is reasonably likely to materially affect NTIC’s internal control over financial reporting.

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

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Equity Securities

During the three months ended November 30, 2009, NTIC did not issue any shares of its common stock or other equity securities of NTIC that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

During the three months ended November 30, 2009, NTIC did not purchase any shares of its common stock or other equity securities of NTIC.

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

1.1

Placement Agency Agreement dated as of September 18, 2009 between Northern Technologies International Corporation and Next Generation Equity Research, LLC (incorporated by reference to Exhibit 1.1 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 19, 2009 (File No. 001-11038))

10.1

Form of Subscription Agreement, dated as of September 18, 2009 between Northern Technologies International Corporation and each of the investors in the offering (incorporated by reference to Exhibit 10.1 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 19, 2009 (File No. 001-11038))

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

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

Date:	January 14, 2010	Matthew C. Wolsfeld, CPA
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized to Sign on Behalf of the Registrant)

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
QUARTERLY REPORT ON FORM 10-Q

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing

1.1	Placement Agency Agreement dated as of September 18, 2009 between Northern Technologies International Corporation and Next Generation Equity Research, LLC	Incorporated by reference to Exhibit 1.1 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 19, 2009 (File No. 001-11038)

10.1	Form of Subscription Agreement, dated as of September 18, 2009 between Northern Technologies International Corporation and each of the investors in the offering	Incorporated by reference to Exhibit 10.1 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 19, 2009 (File No. 001-11038)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith