Form 10-Q
period 2010-02-28
NORTHERN TECHNOLOGIES INTERNATIONAL CORP
filed 2010-04-13
CIK 875582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2010

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

As of April 13, 2010, 4,240,679 shares of common stock of the registrant were outstanding.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

FORM 10-Q

February 28, 2010

This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by those sections.  For more information, see “Part I. Financial Information — Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations— Forward-Looking Statements.”

As used in this report, references to “NTIC,” the “Company,” “we,” “our” or “us,” unless the context otherwise requires, refer to Northern Technologies International Corporation, its wholly owned subsidiaries — NTI Facilities, Inc., Northern Technologies Holding Company, LLC and React-NTI, LLC, all of which are consolidated on NTIC’s financial statements.

All trademarks, trade names or service marks referred to in this report are the property of their respective owners.

PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AS OF FEBRUARY 28, 2010 (UNAUDITED) AND AUGUST 31, 2009

	February 28, 2010	August 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,334,389	$138,885
Receivables:
Trade excluding corporate joint ventures, less allowance for doubtful accounts of $79,000 at February 28, 2010 and August 31, 2009	1,971,099	1,373,802
Trade corporate joint ventures	1,218,252	662,954
Technical and other services, corporate joint ventures	1,646,138	1,760,602
Income taxes	269,935	173,038
Inventories	2,482,006	2,002,622
Prepaid expenses	216,168	138,086
Deferred income taxes	218,900	218,900
Total current assets	9,356,887	6,468,889

PROPERTY AND EQUIPMENT, net	3,487,272	3,542,169

OTHER ASSETS:
Investments in corporate joint ventures:
Industrial chemical	14,647,708	13,727,097
Industrial non-chemical	322,344	337,025
Deferred income taxes	1,336,700	1,336,700
Notes receivable	140,000	140,000
Industrial patents and trademarks, net	948,525	888,065
Other	36,007	42,975
	17,431,284	16,471,862
	$30,275,443	$26,482,920

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Borrowings made on line of credit	$—	$1,077,000
Current portion of note payable (Note 6)	1,162,807	1,179,973
Accounts payable	1,191,754	630,363
Accrued liabilities:
Payroll and related benefits	595,871	261,579
Deferred joint venture royalties	288,000	288,000
Other	301,040	304,202
Total current liabilities	3,539,472	3,741,117

COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value; authorized 10,000 shares; none issued and outstanding	—	—
Common stock, $0.02 par value per share; authorized 10,000,000 shares; issued and outstanding 4,240,679 and 3,756,596, respectively	84,814	75,132
Additional paid-in capital	8,937,843	5,631,767
Retained earnings	16,110,308	15,327,962
Accumulated other comprehensive income	1,603,006	1,706,942
Total stockholders’ equity	26,735,971	22,741,803
	$30,275,443	$26,482,920

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

THREE AND SIX MONTHS ENDED FEBRUARY 28, 2010 AND 2009

	Three Months Ended		Six Months Ended
	February 28, 2010	February 28, 2009	February 28, 2010	February 28, 2009
NORTH AMERICAN OPERATIONS:
Net sales	$2,876,478	$1,734,170	$5,587,880	$5,005,114
Cost of goods sold	1,840,647	1,155,436	3,598,143	3,448,403
Gross profit	1,035,831	578,734	1,989,737	1,556,711

Operating expenses:
Selling	555,270	575,796	1,116,922	1,346,366
General and administrative	839,235	644,524	1,759,264	1,585,962
Lab and technical support	32,483	31,395	67,600	37,462
Loss on impairment	—	554,000	—	554,000
	1,426,988	1,805,715	2,943,786	3,523,790

NORTH AMERICAN OPERATING LOSS	(391,157)	(1,226,981)	(954,049)	(1,967,079)

CORPORATE JOINT VENTURES AND HOLDING COMPANIES:
Equity in income of industrial chemical corporate joint ventures and holding companies	677,882	23,026	1,402,338	678,558
Equity in income (loss) of industrial non-chemical corporate joint ventures and holding companies	13,805	(24,054)	(4,752)	(20,820)
Fees for technical support and other services provided to corporate joint ventures	1,149,338	617,850	2,301,268	1,938,569
Expenses incurred in support of corporate joint ventures and new technologies	(1,183,516)	(1,317,028)	(2,040,082)	(2,495,062)

INCOME (LOSS) FROM ALL CORPORATE JOINT VENTURES AND HOLDING COMPANIES	657,509	(700,206)	1,658,772	101,245

INTEREST INCOME	3,247	874	4,743	1,319
INTEREST EXPENSE	(23,783)	(42,440)	(49,770)	(74,338)
OTHER INCOME	6,825	6,824	13,650	13,650
MINORITY INTEREST	—	(5,772)	—	3,398

INCOME (LOSS) BEFORE INCOME TAX EXPENSE	252,641	(1,967,691)	673,346	(1,921,805)

INCOME TAX BENEFIT	(94,000)	(454,000)	(109,000)	(421,000)

NET INCOME (LOSS)	$346,641	$(1,513,691)	$782,346	$(1,500,805)

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$0.08	$(0.41)	$0.19	$(0.40)
Diluted	$0.08	$(0.41)	$0.19	$(0.40)

WEIGHTED AVERAGE COMMON SHARES ASSUMED OUTSTANDING:
Basic	4,240,679	3,750,970	4,194,887	3,743,124
Diluted	4,286,372	3,750,970	4,225,907	3,743,124

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

SIX MONTHS ENDED FEBRUARY 28, 2010 AND 2009

	Six Months Ended
	February 28, 2010	February 28, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$782,346	$(1,500,805)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Expensing of fair value of stock options vested	94,210	50,000
Change in allowance for doubtful accounts	—	20,000
Depreciation expense	189,072	193,295
Amortization expense	77,144	73,101
Loss on asset impairment	—	554,000
Loss on disposal of assets	—	46,302
Minority interest expense	—	(3,398)
Equity in income from corporate joint ventures:
Industrial chemical	(1,402,338)	(678,558)
Industrial non-chemical	4,752	20,820
Change in current assets and liabilities:
Receivables:
Trade excluding corporate joint ventures	(479,378)	775,013
Trade corporate joint ventures	(555,298)	(634,208)
Technical and other services receivables, corporate joint ventures	114,464	1,179,222
Income taxes	(96,897)	(647,926)
Inventories	(479,384)	263,744
Prepaid expenses and other assets	(71,114)	(82,251)
Income taxes payable	—	—
Accounts payable	561,391	(624,317)
Accrued liabilities	(25,257)	(466,738)
Net cash used in operating activities	(1,286,287)	(1,462,704)

CASH FLOWS FROM INVESTING ACTIVITIES:
Dividends received from corporate joint ventures	269,801	2,177,687
Additions to property and equipment	(134,175)	(169,204)
Additions to industrial patents	(137,604)	(20,194)
Net cash (used in) provided by investing activities	(1,978)	1,988,289

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdrafts	—	(1,039,757)
Net borrowings(repayments) made on line of credit	(1,077,000)	513,000
Repayment of note payable	(17,166)	(15,043)
Proceeds from the issuance of common stock	3,552,000	—
Stock options exercised	9,225	—
Proceeds from employee stock purchase plan	16,710	—
Net cash provided by (used in) financing activities	2,483,769	(541,800)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,195,504	(16,215)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	138,885	260,460

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,334,389	$244,245

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.         INTERIM FINANCIAL INFORMATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all necessary adjustments, which are of a normal recurring nature, and present fairly the consolidated financial position of Northern Technologies International Corporation and its subsidiaries (the “Company”) as of February 28, 2010 and the results of their operations for the three and six months ended February 28, 2010 and February 28, 2009 and their cash flows for the six months ended February 28, 2010 and February 28, 2009, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s annual report on Form 10-K for the fiscal year ended August 31, 2009 and with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section appearing in this report.  Operating results for the three and six months ended February 28, 2010 are not necessarily indicative of the results that may be expected for the full fiscal year ending August 31, 2010.

The Company has evaluated subsequent events occurring through April 13, 2010, the date on which this quarterly report on Form 10-Q was issued.

2.         INVENTORIES

Inventories consisted of the following:

	February 28, 2010	August 31, 2009
Production materials	$1,095,278	$947,677
Finished goods	1,386,728	1,054,945
	$2,482,006	$2,002,622

3.         PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	February 28, 2010	August 31, 2009
Land	$310,365	$310,365
Buildings and improvements	3,083,599	3,083,598
Machinery and equipment	1,720,215	1,641,878
	5,114,179	5,035,841
Less accumulated depreciation	(1,626,907)	(1,493,672)
	$3,487,272	$3,542,169

4.         INDUSTRIAL PATENTS AND TRADEMARKS, NET

Industrial patents and trademarks consisted of the following:

	February 28, 2010	August 31, 2009
Patents and trademarks	$1,567,956	$1,430,352
Less accumulated amortization	(619,431)	(542,287)
	$948,525	$888,065

Patent and trademark costs are amortized over seven years once a patent or trademark is filed and approved.  Amortization expense related to patents and trademarks was $38,669 and $29,721 for the three months ended February 28, 2010 and 2009, respectively, and $77,144 and $63,683 for the six months ended February 28, 2010 and February 28, 2009, respectively.  Amortization expense is estimated to approximate $160,000 in each of the next five fiscal years.

5.             INVESTMENTS IN CORPORATE JOINT VENTURES

Composite financial information from the audited and unaudited financial statements of the Company’s joint ventures carried on the equity basis is summarized as follows:

	February 28, 2010	August 31, 2009
Current assets	$47,413,069	$43,863,290
Total assets	53,734,114	50,224,882
Current liabilities	16,237,522	17,260,943
Noncurrent liabilities	4,372,544	2,325,943
Joint ventures’ equity	33,124,048	30,637,996
Northern Technologies International Corporation’s share of corporate joint ventures’ equity	$14,970,052	$14,064,122

	Six Months Ended
	February 28, 2010	February 28, 2009
Net sales	$39,854,071	$32,476,685
Gross profit	19,676,755	15,006,248
Net income	2,924,795	1,065,614
Northern Technologies International Corporation’s share of equity in income of corporate joint ventures	$1,397,586	$657,732

The financial statements of the Company’s foreign joint ventures are prepared using accounting principles accepted in the joint ventures’ respective countries of domicile.  Amounts related to foreign joint ventures reported in the above tables and the accompanying financial statements have been adjusted to approximate U.S. GAAP in all material respects.  All material profits recorded on sales from the Company to its joint ventures have been eliminated for financial reporting purposes.

6.         CORPORATE DEBT

The Company has a demand line of credit of $2,300,000 with National City Bank (the “Bank”).  Advances made under the demand line of credit are made at the sole discretion of the Bank and are due and payable on demand.  Outstanding amounts under the demand line of credit bear interest at an annual rate based on LIBOR plus 2.25%.

As of February 28, 2010, the interest rate was 3.08% and the weighted average rate was 3.36% for the six months ended February 28, 2010.  As of February 28, 2009, the interest rate was 4.23% and the weighted average rate was 5.10% for the six months ended February 28, 2009.  Interest is payable in arrears on the 15th day of each month and on demand. There were no amounts outstanding under the demand line of credit and no amounts were committed under the line of credit to cover letters of credit as of February 28, 2010.  As of February 28, 2009, NTIC had $599,000 borrowings under its $2,300,000 demand line of credit and $600,000 was committed under the demand line of credit to cover a letter of credit.

In connection with the purchase of its corporate headquarters, in September 2006, the Company obtained a term loan with a principal amount of $1,275,000 that matures on May 1, 2011, bears interest at a fixed rate of 8.01% and is payable in 59 monthly payments equal to approximately $10,776 (inclusive of principal and interest).  All of the remaining unpaid principal and accrued interest is due and payable on the maturity date, unless the Bank demands payment earlier due to a covenant breach by the Company as discussed in more detail below.  The term loan is secured by a first lien on the Company’s Circle Pines facility pursuant to a Mortgage dated as of May 3, 2006 between Northern Technologies Holding Company LLC and the Bank and is guaranteed by the Company.

Under the note governing the term loan (the “Note”), the Company is subject to a minimum debt service coverage ratio of 1.0:1.0.  At August 31, 2009, November 30, 2009 and February 28, 2010, the Company failed to meet this financial covenant.  Although the Bank subsequently waived the covenant violation as of August 31, 2009, the Company has not sought and has not obtained a waiver of any subsequent covenant violations from the Bank.  As a result, an event of default occurred under the Note and the Bank has the right in its discretion, by giving written notice to the Company, to declare the full amount outstanding under the Note immediately due and payable in full. The Company has no intention to obtain a waiver for the event of default or desire to renegotiate or refinance the term loan.  The Company has not received any notice from the Bank regarding the Bank’s intent to call the loan.  In the event the Bank declares the Note immediately due and payable, the Company intends to pay off the Note in full with the Company’s existing cash and cash equivalents. The Company has classified all amounts outstanding under the Note as a current liability on its consolidated balance sheets as of February 28, 2010 and August 31, 2009.

7.         STOCKHOLDERS’ EQUITY

During the six months ended February 28, 2010, the Company did not purchase or retire any shares of its common stock.  The following stock options to purchase shares of common stock were exercised during the six months ended February 28, 2010:

Options Exercised	Exercise Price
1,500	$6.15

The Company granted stock options under the Northern Technologies International Corporation 2007 Stock Incentive Plan to purchase an aggregate of 128,333 shares of its common stock to various employees during the six months ended February 28, 2010.  The weighted average per share exercise price of the stock options is $7.76, which is equal to the fair market value of the Company’s common stock on the date of grant.

The Company sold an aggregate of 2,583 shares of its common stock to various employees at a purchase price of $6.47 per share under the Northern Technologies International Corporation Employee Stock Purchase Plan, resulting in gross proceeds to the Company of $16,710, during the six months ended February 28, 2010.

In September 2009, the Company completed a $3,552,000 registered direct offering in which it sold an aggregate of 480,000 shares of its common stock to institutional investors at a purchase price of $7.40 per share, resulting in net proceeds of $3,195,613, after deducting placement agent fees and expenses and the Company’s offering expenses.

During the six months ended February 28, 2009, the Company did not purchase or retire any shares of its common stock and no stock options to purchase shares of the Company’s common stock were exercised or granted.  The Company granted stock bonuses under the Northern Technologies International Corporation 2007 Stock Incentive Plan for an aggregate of 21,513 shares of its common stock to various employees during the six months ended February 28, 2009.  The fair value of the shares of the Company’s common stock as of the date of grant of the stock bonuses was $226,961, based on the closing sale price of a share of the Company’s common stock on that date.  The Company did not sell any shares of its common stock to employees under the Northern Technologies International Corporation Employee Stock Purchase Plan during the six months ended February 28, 2009.

8.         TOTAL COMPREHENSIVE (LOSS) INCOME

The Company’s total comprehensive (loss) income was as follows:

	Three Months Ended		Six Months Ended
	February 28, 2010	February 28, 2009	February 28, 2010	February 28, 2009
Net income (loss)	$346,641	$(1,513,691)	$782,346	$(1,500,805)
Other comprehensive (loss) income — foreign currency translation adjustment	(678,744)	(208,102)	(103,936)	(1,787,060)
Total comprehensive (loss) income	$(332,103)	$(1,721,793)	$678,410	$(3,287,865)

9.         NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding.  Diluted net income (loss) per share assumes the exercise of stock options using the treasury stock method, if dilutive.

Options to purchase shares of common stock of 64,140 and 149,472 were excluded from the computation of common share equivalents as of February 29, 2010 and 2009, respectively, as stock option exercise prices were greater than market price of a share of common stock.

10.       STOCK-BASED COMPENSATION

In January 2007, the Company’s stockholders approved the Northern Technologies International Corporation 2007 Stock Incentive Plan (the “2007 Plan”) and the Northern Technologies International Corporation Employee Stock Purchase Plan (the “ESPP”).  The Compensation Committee of the Board of Directors administers both of the plans.

The 2007 Plan replaced the Northern Technologies International Corporation 2000 Stock Incentive Plan, which was terminated with respect to future grants, but continues to govern grants outstanding under such plan.  The 2007 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, stock unit awards, performance awards and stock bonuses to eligible recipients to enable the Company and its subsidiaries to attract and retain qualified individuals through opportunities for equity participation in the Company, and to reward those individuals who contribute to the achievement of the Company’s economic objectives.  Up to a total of 400,000 shares of the Company’s common stock has been reserved for issuance under the 2007 Plan, subject to adjustment as provided in the 2007 Plan.  Options granted under the 2007 Plan generally have a term of five years and become exercisable over a three- or four-year period beginning on the one-year anniversary of the date of grant.  Options are granted at per share exercise prices equal to the market value of the Company’s common stock on the date of grant.  To date, only stock options and stock bonuses have been granted under the 2007 Plan.

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

The Company granted options to purchase 128,333 and 30,000 shares of its common stock during the six months ended February 28, 2010 and 2009, respectively.  The fair value of option grants is determined at date of grant, using the Black-Scholes option pricing model with the assumptions listed below.  Based on these valuations, the Company recognized compensation expense of $94,210 and $50,000 during the six months ended February 28, 2010 and 2009, respectively, related to the options that vested during such time period.  The stock-based expense recorded reduced after-tax net income per share by $0.02 and $0.01 for the six months ended February 28, 2010 and 2009, respectively.  As of February 28, 2010, the total compensation cost for non-vested options not yet recognized in the Company’s statements of income was $356,624, net of estimated forfeitures.  Additional stock-based compensation expense of $94,210 is expected through the remainder of fiscal year 2010, and expense of $150,820 and $111,594 is expected to be recognized during fiscal 2011 and 2012, respectively.  Future option grants will impact the compensation expense recognized.

The Company currently estimates a ten percent forfeiture rate for stock options, but will continue to review this estimate in future periods.

The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions and results for the grants:

	February 28, 2010	February 28, 2009
Dividend yield	0%	2.00%
Expected volatility	48.3%	46.7%
Expected life of option	5 years	5 years
Average risk-free interest rate	2.34%	2.88%

The weighted average fair value of options granted during the three and six months ended February 28, 2010 and 2009 was $2.99 and $4.78, respectively.

11.       GEOGRAPHIC AND SEGMENT INFORMATION

Net sales by geographic location as a percentage of total consolidated net sales for the three and six months ended February 28, 2010 and February 28, 2009 were as follows:

	Three Months Ended		Six Months Ended
	February 28, 2010	February 28, 2009	February 28, 2010	February 28, 2009
Inside the U.S.A. to unaffiliated customers	79.6%	74.0%	77.4%	81.7%
Outside the U.S.A. to:
Corporate joint ventures in which the Company is a shareholder directly and indirectly	18.0%	21.2	18.7	14.2
Unaffiliated customers	2.4%	4.8	3.9	4.1
	100.0%	100.0%	100.0%	100.0%

Net sales by geographic location are based on the location of the customer.

The following table sets forth the Company’s net sales for the three and six months ended February 28, 2010 and 2009 by segment:

	Three Months Ended		Six Months Ended
	February 28, 2010	February 28, 2009	February 28, 2010	February 28, 2009
ZERUST® sales	$2,785,452	$1,727,845	$5,413,009	$4,512,380
Natur-Tec™ sales	91,026	2,692	174,871	485,009
React-NTI sales	—	3,633	—	7,725
Total North American net sales	$2,876,478	$1,734,170	$5,587,880	$5,005,114

The following table sets forth the Company’s cost of sales for the three and six months ended February 28, 2010 and 2009 by segment:

		Three Months Ended				Six Months Ended
	February 28, 2010	% of Product Sales*	February 28, 2009	% of Product Sales*	February 28, 2010	% of Product Sales*	February 28, 2009	% of Product Sales*
Direct cost of sales
ZERUST® cost of sales	$1,484,292	53.3%	$918,107	53.1%	$2,902,261	53.6%	$2,512,303	55.7%
Natur-Tec™ cost of sales	59,929	68.0%	1,977	73.4%	118,947	68.0%	401,165	82.7%
React-NTI cost of sales	—	—	1,733	47.7%	—	—	4,120	53.3%
Indirect cost of sales	295,966	—	233,619	—	576,936	—	530,815	—
Total North American net cost of sales	$1,840,647		$1,155,436		$3,598,143		$3,448, 403

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

The foregoing geographic and segment information represents only sales by the Company’s North American operations.  Although sales to the Company’s corporate joint ventures are included, sales by the Company’s corporate joint ventures to other parties are not included.

12.  RESEARCH AND DEVELOPMENT

During the year ended August 31, 2009, the Company was awarded multiple research and development contracts.  The Company accrues proceeds received under the grants and offsets research and development expenses incurred in equal installments over the timelines associated with completion of the grants specific objectives and milestones. At February 28, 2010 and August 31, 2009, the Company deferred amounts received of $204,543 and $145,562, respectively, in other accrued liabilities, as the Company had not yet performed under the obligations of the contracts.

The Company expenses all costs related to product research and development as incurred.  The Company incurred $1,565,698 and $1,567,296 during the six months ended February 28, 2010 and 2009, respectively, in connection with its research and development activities.  These costs related to product research and development are the net amount after being reduced by reimbursements related to the awarding of the multiple research and development contracts of $286,479 and $0 for the six months ended February 28, 2010 and 2009, respectively.  The net fees are accounted for in the “Expenses incurred in support of corporate joint ventures” section of statements of operations.

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

There was a $266,311 management bonus accrued at February 28, 2010.  There was no management bonus accrued as of February 28, 2009.

In fiscal 1999, a subsidiary of the Company, NTI Facilities, Inc., acquired a one-third ownership of Omni-Northern Ltd., which owns and operates a rental property located at 23205 Mercantile Road, Beachwood, Ohio.  The property has an approximate value of $2,205,000, based upon the cash-to-mortgage acquisition price of the property paid in fiscal 2000.  The Company has guaranteed up to $329,082 of Omni-Northern Ltd.’s $1,903,571 mortgage obligation with National City Bank, Cleveland, Ohio.  The building is fully leased at present.

In April 2007, REACT-NTI, LLC (“React LLC”), a company that is 75% owned by the Company, was served with a summons and complaint that was filed by Shamrock Technologies, Inc. (“Shamrock”) in state court in New York.  This case has been removed to the Federal District Court for the Southern District of New York.  The lawsuit seeks payment from React LLC of commissions in the approximate amount of $314,500 owed by React LLC under a license agreement between React LLC and Shamrock.  The complaint alleges breach of the license agreement by React LLC and seeks damages in an unspecified amount for such breach as well as damages of approximately $300,000 for the alleged failure of React LLC to purchase from Shamrock certain inventory manufactured for sale to a customer.  Shamrock further claims lost profits with respect to sales made by Shamrock that were manufactured by parties other than React LLC.  React LLC acknowledges that React LLC has not made payment for product in the approximate amount of $300,000 to Shamrock as the invoice for this was only received after Shamrock had already filed its complaint, but denies all of the claims of breach of the license agreement by it and believes that damages caused by Shamrock’s breach of the license agreement and tortious conduct exceed any amounts owing to Shamrock.  React LLC formally responded to the complaint after removal by moving to dismiss or stay because of Shamrock’s failure to comply with alternative dispute resolution procedures contained in the license agreement.  By court order, the matter was stayed so that the parties could attempt mediation.  The parties mediated for one day and were unsuccessful in resolving the matter. The parties proceeded with discovery, exchanging answers to interrogatories and documents, and the parties also obtained documents by subpoena from third parties.  With more complete information, the parties decided to dismiss their respective claims without prejudice and return to mediation.  A mediation session was held on December 4, 2008, and the parties continued to negotiate through the mediator thereafter without any final agreement by either party.  Because the mediation and negotiation process did not result in a final settlement, there can be no permanent assurance at the present time that the matter will not result in a material adverse effect on the Company’s business, financial condition or results of operations at some point in the future, however, at this point in time the Company has not recorded any loss accruals related to this matter.

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

General Overview

NTIC develops and markets proprietary environmentally beneficial products and technical services in over 50 countries either directly or via a network of joint ventures and independent distributors.  NTIC’s primary business is corrosion prevention.  From this base, NTIC has expanded into three new business areas that have started recently to generate revenue (1) corrosion prevention technologies specifically designed for the oil and gas industry, which NTIC sells both directly as well as through joint ventures and independent agents; (2) a proprietary portfolio of bio-plastic compounds and finished products marketed under the Natur-Tec® brand, which NTIC sells directly as well as through distributors and independent agents; and (3) technology and machines that converts waste plastic into diesel, gasoline and heavy fractions, which is exclusively licensed and sold in North America and Asia through NTIC’s joint venture Polymer Energy, LLC.

NTIC participates, either directly or indirectly through holding companies, in 27 active corporate joint venture arrangements in North America, South America, Europe, Asia and the Middle East.  Each of these joint ventures generally manufactures and markets finished products in the geographic territory to which it is assigned.  While most of NTIC’s joint ventures currently sell rust and corrosion inhibiting products and custom packaging systems, NTIC also has joint ventures that manufacture, market and sell corrosion prevention technology for the oil and gas industry and the Polymer Energy™ technology and equipment that converts waste plastic into diesel, gasoline, and heavy fractions.  The profits of NTIC’s corporate joint ventures are shared by the respective corporate joint venture owners in accordance with their respective ownership percentages.  NTIC typically owns 50% of its joint venture entities.  NTIC does not control the decisions of its joint venture entities regarding whether to pay dividends or how much to pay in dividends in any given year. NTIC funds its joint venture investments with cash generated from operations.

NTIC has been selling its proprietary ZERUST® and EXCOR® brand rust and corrosion inhibiting products and services to the automotive, electronics, electrical, mechanical, military and retail consumer markets for over 30 years.  NTIC also offers worldwide on-site technical consulting for rust and corrosion prevention issues.  In North America, NTIC markets its technical services and products principally to industrial users by a direct sales force as well as a network of independent distributors and agents.  NTIC’s technical service consultants work directly with the end users of NTIC’s products to analyze their specific needs and develop systems to meet their technical requirements.

NTIC has developed proprietary corrosion inhibiting technologies for use in the mitigation of corrosion on capital assets used in the petroleum and process chemical industry and is initially targeting the sale of these new ZERUST® products to the oil and gas industry sector.  During fiscal 2009, NTIC announced the signing of a multi-year contract between NTIC’s Brazilian joint venture (Zerust Prevencao de Corrosao S.A.) and Petroleo Brasileiro S.A. (Petrobras) to install and service proprietary corrosion protection technologies on the roofs of an initial set of aboveground oil storage tanks at the Petrobras REDUC refinery in Rio de Janeiro, Brazil.  Also during fiscal 2009, NTIC signed multiple joint research and development contracts with Petrobras’s research and development group at the Leopoldo Américo Miguez de Mello Research & Development Center (CENPES) pursuant to which the parties will undertake a 20-month Petrobras funded effort to explore, understand and resolve bottom plate corrosion issues in aboveground storage tanks.  A second 12-month Petrobras sponsored project has also started aimed at field trials of certain pipeline protection technologies.  NTIC also is pursuing opportunities to market its ZERUST® corrosion prevention technology to other potential customers in the oil and gas industry across several countries through NTIC’s joint venture partners and other strategic partners.  NTIC believes the sale of its ZERUST® products to customers in the oil and gas industry will involve a long sales cycle, likely including a one- to two-year trial period with each customer and a slow integration process thereafter.

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

NTIC’s Polymer Energy LLC joint venture markets and sells a system that uses catalytic pyrolysis to convert plastic waste (primarily polyolefins) into hydrocarbons (primarily a mix of diesels, gasoline and heavy fractions) resulting in an economically viable and environmentally responsible alternative to current methods of recycling and disposal of plastic waste.  Each unit can process up to ten tons of plastic waste per day, and the modular design allows for easily scalable capacity.  The crude output is high-grade and can be further processed in a refinery or used as an input for co-generation of electricity.

Financial Overview

NTIC’s consolidated net sales increased 65.9% and 11.6% during the three and six months ended February 28, 2010 compared to the three and six months ended February 28, 2009, respectively.  The increase was primarily as a result of increased sales of ZERUST® and EXCOR® rust and corrosion inhibiting packaging products and services.  During the six months ended February 28, 2010, 96.9% of NTIC’s consolidated net sales were derived from sales of ZERUST® and EXCOR® rust and corrosion inhibiting packaging products and services.  Net sales of ZERUST® products increased 20.0% to $5,413,009 during the six months ended February 28, 2010 compared to $4,512,380 during the six months ended February 28, 2009 due to increased demand primarily as a result of the economic recovery of the domestic manufacturing sector. NTIC experienced a significant decrease in sales orders during its second quarter of fiscal 2009 as compared to the prior year period due to the then economic recession.  Although NTIC experienced decreased sales from its existing customers during that time period, NTIC does not believe it lost any significant customers.   Due to an economic recovery of the domestic manufacturing sector to some extent, NTIC experienced an increase in sales orders from existing customers during the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009 and received sales orders from several new customers due in part to its efforts during the past year to expand further out of its traditional core automotive markets.  Additionally, NTIC has focused efforts to develop new product offerings to its existing customer base in an effort to increase sales to existing customers.

During the six months ended February 28, 2010, 3.1% of NTIC’s consolidated net sales were derived from the sales of its Natur-Tec® products compared to 9.7% during the six months ended February 28, 2009.  Net sales of Natur-Tec® products decreased by 63.9% to $174,871 during the six months ended February 28, 2010 compared to $485,009 during the six months ended February 28, 2009.  This decrease was primarily due to several large stocking orders of Natur-Tec® products received during the three months ended November 30, 2009.  Net sales of Natur-Tec® products increased $85,447 during the three months ended February 28, 2010 to $88,139 compared to $2,692 during the three months ended February 28, 2009.

Cost of goods sold as a percentage of net sales decreased to 64.4% for the six months ended February 28, 2010 compared to 68.9% for the six months ended February 28, 2009 primarily as a result of decreased raw material costs for ZERUST® products and higher sales volumes.

Total net sales of all of NTIC’s joint ventures increased 22.7% to $39,854,071 during the six months ended February 28, 2010 compared to $32,476,685 during the six months ended February 28, 2009 primarily as a result of increased demand for ZERUST® products due to the global economic recovery.  NTIC recognized an 18.7% increase in fee income for technical and support services as a result of the increase in total net sales of the joint ventures, along with an 18.2% decrease in direct joint venture expense.  NTIC’s equity in income of corporate joint ventures and holding companies increased 112.5% to $1,397,586 during the six months ended February 28, 2010 compared to $657,732 during the six months ended February 28, 2009.  NTIC’s total income from its corporate joint ventures and holding companies increased 1,538.4% to $1,658,772 for the six months ended February 28, 2010 compared to $101,245 for the six months ended February 28, 2009.

NTIC has been awarded multiple research and development contracts.  NTIC accrues proceeds received under the grants and offsets research and development expenses incurred in equal installments over the timelines associated with completion of the grants’ specific objectives and milestones.  At February 28, 2010 and August 31, 2009, NTIC deferred amounts received of $286,479 and $145,562 in other accrued liabilities, as NTIC had not yet completed all of the necessary performance under the obligations of the contracts.

NTIC expenses all costs related to product research and development as incurred.  NTIC incurred $1,565,698 and $1,567,296 during the six months ended February 28, 2010 and 2009, respectively, in connection with its research and development activities.  These costs related to product research and development are the net amount after being reduced by reimbursements related to the awarding of the multiple research and development contracts of $286,479 and $0 for the six months ended February 28, 2010 and 2009, respectively.   NTIC anticipates that it will spend between $3,000,000 and $3,500,000 in total during fiscal 2010 on research and development activities related to its new technologies.  The net fees are accounted for in the “Expenses incurred in support of corporate joint ventures” section of NTIC’s consolidated statements of operations.

Net income was $782,346, or $0.18 per diluted common share, for the six months ended February 28, 2010 compared to a loss of $(1,500,805), or a loss of $(0.40) per diluted common share, for the six months ended February 28, 2009.  This return to profitability was primarily the result of the significant increase in sales from NTIC’s North American operations and the significant increase in income from corporate joint ventures.  Additionally, most of the cost control initiatives that NTIC initiated during second quarter of fiscal 2009 remained in place through the first two quarters of fiscal 2010.  However, in January 2010, salary cuts that were made in January 2009 were reinstated and NTIC began hiring employees to fill positions that were previously cut during the economic downturn.  NTIC believes the hiring of such additional personnel was necessary meet anticipated increased demand from new sales efforts being made in both NTIC’s ZERUST oil & gas business and with Natur-Tec business.  In addition, $554,000 of the loss for the six months ended February 28, 2009 was attributable to a loss on impairment relating to NTIC’s React-NTI joint venture.

NTIC’s working capital was $5,817,415 at February 28, 2010, including $1,334,389 in cash and cash equivalents.  As of February 28, 2010, NTIC had no borrowings under its $2,300,000 demand line of credit.  NTIC expects to meet its future liquidity requirements during at least the next 12 months by using its existing cash and cash equivalents, forecasted cash flows from future operations, distributions of earnings and technical assistance fees to NTIC from its joint ventures and holding companies and funds available through existing or anticipated financing arrangements.  NTIC also may raise additional financing to help fund its new businesses through the issuance of debt or equity securities.

Results of Operations

NTIC’s results of operations exclude the impact of its activities with its joint ventures and holding companies, other than its former joint venture React-NTIC LLC.  As explained in more detail in Note 1 to NTIC’s consolidated financial statements contained in NTIC’s annual report on Form 10-K for the fiscal year ended August 31, 2009, the results of React-NTIC LLC are included in NTIC’s consolidated results of operations and thus included in the table below.  NTIC does not consolidate the results of its other joint ventures or holding companies.

The following table sets forth NTIC’s results of operations for the three months ended February 28, 2010 and February 28, 2009.

	February 28, 2010	% of Net Sales	February 28, 2009	% of Net Sales	$ Change	% Change
Net sales	$2,876,478	100.0%	$1,734,170	100.0%	$1,142,308	65.9%
Cost of goods sold	1,840,647	64.0%	1,155,436	66.6%	685,211	59.3%
Selling expenses	555,270	19.3%	575,796	33.2%	(20,526)	79.0%
General and administrative expenses	839,235	29.2%	644,524	37.2%	194,711	0.0%
Lab and technical support expenses	32,483	1.1%	31,395	1.8%	1,088	0.0%
Loss on impairment	—	—	554,000	32.0%	(554,000)	(3.6)%

The following table sets forth NTIC’s results of operations for the six months ended February 28, 2010 and February 28, 2009.

	Six Months Ended February 28, 2010	% of Net Sales	Six Months Ended February 28, 2009	% of Net Sales	$ Change	% Change
Net sales	$5,587,880	100.0%	$5,005,114	100.0%	$582,766	11.6%
Cost of goods sold	3,598,143	64.4%	3,448,403	68.9%	149,740	4.3%
Selling expenses	1,116,922	20.0%	1,346,366	26.9%	(229,444)	27.8%
General and administrative expenses	1,759,264	31.5%	1,585,962	31.7%	173,302	0.0%
Lab and technical support expenses	67,600	1.2%	37,462	0.8%	30,138	0.0%
Loss on impairment	—	—	554,000	32.0%	(554,000)	(17.0)%

Net Sales. NTIC’s consolidated net sales increased 65.9% and 11.6% during the three and six months ended February 28, 2010 compared to the three and six months ended February 28, 2009, respectively.  The increase was primarily as a result of increased sales of ZERUST® and EXCOR® rust and corrosion inhibiting packaging products and services.  During both the three and six months ended February 28, 2010, 96.9% of NTIC’s consolidated net sales were derived from sales of ZERUST® and EXCOR® rust and corrosion inhibiting packaging products and services.  Net sales of ZERUST® products increased 20.0% to $5,413,009 during the six months ended February 28, 2010 compared to $4,512,380 during the six months ended February 28, 2009 and 61.2% to $2,785,452 during the three months ended February 28, 2010 compared to $1,727,845 during the three months ended February 28, 2009.  Both increases were due to increased demand primarily as a result of the economic recovery of the domestic manufacturing sector.  NTIC experienced a significant decrease in sales orders during its second quarter of fiscal 2009 as compared to the prior year period due to the then economic recession.  Although NTIC experienced decreased sales from its existing customers during that time period, NTIC does not believe it lost any significant customers.   Due to some economic recovery of the domestic manufacturing sector, NTIC experienced an increase in sales orders from existing customers during the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009 and received sales orders from several new customers during the second quarter of fiscal 2010 due in part to its efforts during the past year to expand beyond its traditional core automotive markets.  Additionally, NTIC has focused efforts to develop new product offering to its existing customer base in an effort to increase sales to existing customers.

During both the three and six months ended February 28, 2010, 3.1% of NTIC’s consolidated net sales were derived from the sales of its Natur-Tec® products compared to 0.2% and 9.7% during the three and six months end February 28, 2009, respectively.  Net sales of Natur-Tec® products decreased by 63.9% to $174,871 during the six months ended February 28, 2010 compared to $485,009 during the six months ended February 28, 2009.  This decrease was primarily due to several large stocking orders of Natur-Tec® products during the three months ended November 30, 2008.  Net sales of Natur-Tec® products increased $85,447 during the three months ended February 28, 2010 to $88,139 compared to $2,692 during the three months ended February 28, 2009.

The following table sets forth additional detail regarding NTIC’s net sales by product category for the three months ended February 28, 2010 and February 28, 2009:

	February 28, 2010	February 28, 2009	$ Change	% Change
ZERUST® sales	$2,785,452	$1,727,845	$1,057,607	61.2%
Natur-Tec® sales	91,026	2,692	88,334	3,280.9%
React-NTI sales	—	3,633	(3,633)	—
Total North American net sales	$2,876,478	$1,734,170	$1,142,308	65.9%

The following table sets forth additional detail regarding NTIC’s net sales by product category for the six months ended February 28, 2010 and February 28, 2009:

	February 28, 2010	February 28, 2009	$ Change	% Change
ZERUST® sales	$5,413,009	$4,512,380	$900,629	20.0%
Natur-Tec® sales	174,871	485,009	(310,138)	(63.9)%
React-NTI sales	—	7,725	(7,725)	—
Total North American net sales	$5,587,880	$5,005,114	$582,766	11.6%

Cost of Goods Sold.  Cost of goods sold increased 59.3% and 4.3% for the three and six months ended February 28, 2010, respectively, compared to the same respective periods in fiscal 2009 primarily as a result of increased net sales as described above.  Cost of sales as a percentage of net sales decreased to 64.0% and 64.4% for the three and six months ended February 28, 2010, respectively, compared to 66.6% and 68.9% in the same respective periods in fiscal 2009 primarily as a result of the increase in net sales and decreases in raw material prices of the ZERUST® products.

Selling Expenses.  NTIC’s selling expenses decreased 3.6% for the three months ended February 28, 2010 compared to the same period in fiscal 2009 due to decreases in (i) consulting expense of $34,000, (iii) lab testing  related expenses of $41,000 and (iii) insurance expense of $17,000, partially offset by increases of salary and benefits of $62,000.  NTIC’s selling expenses decreased 17.0% for the six months ended February 28, 2010 compared the same period in fiscal 2009 due to decreases in (i) consulting expense of $65,000, (ii) advertising expense of $29,000, (iii) lab testing of $50,000 and (iv) sales and promotional expense of $30,000.  Selling expenses as a percentage of net sales decreased to 19.3% and 20.0% during the three and six months ended February 28, 2010, respectively, from 33.2% and 26.9% during the same respective periods in fiscal 2009, due to the increase in net sales while holding costs stable or down.

General and Administrative Expenses.  NTIC’s general and administrative expenses increased 30.2% for the three months ended February 28, 2010 compared to the same period in fiscal 2009 due to increases in (i) auditing and tax expense of $45,000, (ii) stock option expense of $44,000, (iii) salaries and related benefits of $75,000.  NTIC’s general and administrative expenses increased 10.9% during the six months ended February 28, 2010 compared to the same period in fiscal 2009 as a result of the same general increases in expenses noted above during the three months ended February 28, 2010.  As a percentage of net sales, general and administrative expenses decreased to 29.2% and 31.5% for the three and six months ended February 28, 2010, respectively, from 37.2% and 31.7% during the same respective periods in fiscal 2009, primarily as a result of fixed general and administrative expenses spread over increased net sales and NTIC’s cost reduction efforts during the second quarter of fiscal 2009, many of which had remained in place during the second quarter of fiscal 2010.

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

Lab and Technical Support Expenses.  NTIC’s lab and technical support expenses increased 3.5% and 80.4% during the three and six months ended February 28, 2010, respectively, compared to the same respective periods in fiscal 2009.  These increases were immaterial as lab and technical support expenses represented 1.1% and 1.2% as a percentage of net sales for the three and six months ended February 28, 2010, respectively.  As a percentage of net sales, lab and technical support expenses increased by a negligible amount during the three and six months ended February 28, 2010, respectively, compared to the same respective periods in fiscal 2009.

International Corporate Joint Ventures and Holding Companies.  Net sales of NTIC’s corporate joint ventures and holding companies for the three and six months ended February 28, 2010 and 2009 were as follows:

	Three Months Ended		Six Months Ended
	February 28, 2010	February 28, 2009	February 28, 2010	February 28, 2009
Industrial chemical	$18,518,547	$11,147,616	$37,709,728	$31,990,432
Non-industrial chemical	1,854,986	219,483	2,144,344	486,253
Total	$20,373,533	$11,367,099	$39,854,072	$32,476,685

The increase in net sales of NTIC’s corporate joint ventures and holding companies in the three and six months ended February 28, 2010 compared to the same respective periods in fiscal 2009 were primarily a result of increased demand of ZERUST® and EXCOR® products as a result of the worldwide economic recovery.

NTIC receives fees for technical and other support services it provides to its corporate joint ventures and holding companies based on the revenues of the individual corporate joint ventures and holding companies.  The support and services NTIC provide its corporate joint ventures include consulting, travel, technical and marketing services to existing joint ventures, legal fees incurred in the establishment of new joint ventures, registration and promotion and legal defense of worldwide trademarks, and legal fees incurred in connection with the filing of patent applications.  NTIC recognized fee income for such support of $1,149,338, and $2,301,268 in the three and six months ended February 28, 2010, respectively, compared to $617,850 and $1,938,569 during the same respective periods in fiscal 2009, an increase of 86.0% and 18.7%, respectively.  The increase in fees for technical and other support to its corporate joint ventures was due to the increase in net sales of NTIC’s corporate joint ventures and holding companies.

NTIC sponsors a worldwide corporate joint venture conference approximately every three to four years in which all of its corporate joint ventures are invited to participate.  NTIC defers a portion of its technical and other support fees received from its corporate joint ventures in each accounting period leading up to the next conference, reflecting that NTIC has not fully earned the payments received during that period.  The next corporate joint venture conference is scheduled to be held in the fall of 2010 or spring of 2011.  There was no deferred income recorded within other accrued liabilities during the three and six months ended February 28, 2010 related to this future conference since $288,000 had been accrued over the past three fiscal years, which represents the amount that NTIC expects to spend every three years to hold the conference.  This amount is based on the historical experience of NTIC, current conditions and the intentions of NTIC’s management.  NTIC does not anticipate deferring any additional technical and other support fees until after the next conference.  The costs associated with these joint venture conferences are offset against the deferral as incurred, generally in the period in which the conference is held and immediately before.

NTIC incurred direct expenses related to its corporate joint ventures and the holding companies of $1,183,516 and $2,040,082 during the three and six months ended February 28, 2010, respectively, compared to $1,317,028 and $2,495,062 during the same respective periods in fiscal 2009, a decrease of 10.1% and 18.2%, respectively.  These decreases during the six months ended February 28, 2010 were attributable to $286,000 of grants and research and development expense reimbursement received during the six months ended November 30, 2009.  Additionally, the decrease was attributable to decreases in (i) salary and benefit expense of $95,000, (ii) consulting expense of $181,000 and (iii) legal expenses of $100,000, partially offset by increases in miscellaneous expenses of $60,000.

NTIC had equity in income (loss) of corporate joint ventures and holding companies of $691,687 and $1,397,586 during the three and six months ended February 28, 2010, respectively, compared to $(1,028) and $657,738 in the same respective periods in fiscal 2009.  The increase in equity in income was due to increased profitability of NTIC’s corporate joint ventures and holding companies primarily resulting from increased sales and cost control measures put in place during the last year, many of which remained in place during the most recent periods.

Interest Income.  NTIC’s interest income increased slightly to $3,247 and $4,743 during the three and six months ended February 28, 2010, respectively, compared to $874 and $1,319 during the same respective periods in fiscal 2009 primarily due to the increased cash balances earning interest during the most recent periods.

Interest Expense.  NTIC’s interest expense decreased slightly to $23,783 and $49,770 during the three and six months ended February 28, 2010, respectively, compared to $42,440 and $74,338 during the same respective periods in fiscal 2009 primarily due to lower average outstanding debt levels during the most recent periods.

Income (Loss) Before Income Tax Expense.  Income (loss) before income tax expense was $252,641 and $673,346 for the three and six months ended February 28, 2010, respectively, compared to $(1,967,690) and $(1,921,805) for the same respective periods in fiscal 2009.

Income Tax Benefit. Income tax benefit was $94,000 and $109,000 during the three and six months ended February 28, 2010, respectively, compared to income tax benefit of $454,000 and $421,000 in the same respective periods in fiscal 2009.  Income tax benefit was calculated based on management’s estimate of NTIC’s annual effective income tax rate.  NTIC’s annual effective income tax rate during the three and six months ended February 28, 2010 and 2009 was lower than the statutory rate primarily due to NTIC’s equity in income of corporate joint ventures being recognized based on after-tax earnings of these entities.  To the extent undistributed earnings of NTIC’s joint ventures are distributed to NTIC, it is not expected to result in any material additional income tax liability after the application of foreign tax credits. NTIC determined based on all available evidence, including historical data and projections of future results, that it is more likely than not that all of its deferred tax assets, except for its foreign tax credit carryforward and Minnesota state research and development credit carryforwards, will be fully realized and that NTIC’s deferred tax asset related to foreign tax credit carryforwards will not be realized due to insufficient federal taxable income within the carryforward period and the fact that for ordering purposes the foreign tax credit carryforwards are not allowed to be used until after any current year foreign tax credits are utilized.

Liquidity and Capital Resources

Sources of Cash and Working Capital.  As of February 28, 2010, NTIC’s working capital was $5,817,415, including $1,334,389 in cash and cash equivalents, compared to working capital of $2,727,737 including $138,885 in cash and cash equivalents, as of August 31, 2009.

In September 2009, NTIC completed a $3,552,000 registered direct offering in which NTIC sold an aggregate of 480,000 shares of its common stock to institutional investors at a purchase price of $7.40 per share, resulting in net proceeds of $3,195,613, after deducting placement agent fees and expenses and NTIC’s offering expenses.  All of the shares were offered pursuant to an effective shelf registration statement.

NTIC has a $2,300,000 demand line of credit with National City Bank.  Advances made under the demand line of credit are made at the sole discretion of National City Bank and are due and payable on demand.  Outstanding amounts under the demand line of credit bear interest at an annual rate based on LIBOR plus 2.25%.  As of February 28, 2010, the interest rate was 3.08%.  Interest is payable in arrears on the 15th day of each month and on demand.  As of February 28, 2010, NTIC had no borrowings under the demand line of credit.

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

Under the note governing the term, NTIC is subject to a minimum debt service coverage ratio of 1.0:1.0.  At August 31, 2009, November 30, 2009 and February 28, 2010, NTIC failed to meet this financial covenant.  Although the bank has subsequently waived the covenant violation as of August 31, 2009, NTIC has not sought or obtained a waiver of any subsequent covenant violations from the bank.  As a result, an event of default occurred under the note and the bank has the right in its discretion, by giving written notice to NTIC, to declare the full amount outstanding under the note immediately due and payable in full. NTIC has no intention to obtain a waiver for the event of default or desire to renegotiate or refinance the term loan.  NTIC has not received any notice from the bank regarding the bank’s intent to call the loan.  In the event the bank declares the note immediately due and payable, NTIC intends to pay off the note in full with existing cash and cash equivalents. NTIC has classified all amounts outstanding under the note as a current liability on its consolidated balance sheets as of February 28, 2010 and August 31, 2009.

NTIC believes that a combination of its existing cash and cash equivalents, forecasted cash flows from future operations, and anticipated distributions of earnings and technical assistance fees to NTIC from its joint venture investments and funds available through existing or anticipated financing arrangements, will be adequate to fund its existing operations, capital expenditures, debt repayments and any stock repurchases for at least the next 12 months.  During fiscal 2010, NTIC expects to continue to invest in research and development and in marketing efforts and resources into its new businesses, product lines and markets, including in particular the application of its corrosion prevention technology into the oil and gas industry.  In order to take advantage of such new product and market opportunities to expand its business and increase its revenues, NTIC may decide to finance such opportunities by borrowing under its line of credit or raising additional financing through the issuance of debt or equity securities.  There is no assurance that any financing transaction will be available on terms acceptable to NTIC or at all, or that any financing transaction will not be dilutive to NTIC’s current stockholders.

NTIC traditionally has utilized the cash generated from its North American operations and distributions of earnings and technical assistance fees from its joint venture investments to fund NTIC’s corporate joint ventures and new technology investments.  NTIC’s corporate joint ventures have traditionally operated with little or no debt and have been self financed with minimal initial capital investment.  Therefore, NTIC believes it is not likely that there exists any exposure to debt by its corporate joint ventures that could materially impact their operations and/or liquidity.

Uses of Cash and Cash Flows. Cash flows used in operations for the six months ended February 28, 2010 was $1,286,287, which resulted principally from equity income of corporate joint ventures, an increase in inventory and trade receivables including corporate joint ventures, offset by net income, depreciation and amortization expense, stock option expense, decrease in technical and other services receivables from corporate joint ventures, and an increase in accounts payable and accrued liabilities.  Cash flows used in operations for the six months ended February 28, 2009 was $1,462,704, which resulted principally from NTIC’s net loss, equity income of corporate joint ventures, increases in joint venture trade receivables, income tax receivables, prepaid expenses and decreases in accounts payable and accrued liabilities, partially offset by decreases in trade receivables excluding joint ventures and inventories, the loss on the impairment of assets and depreciation expense.

NTIC considers internal and external factors when assessing the utilization of available working capital, specifically when determining inventory levels and the credit terms of customers.  Its internal considerations include existing inventory levels, stock reorder points, customer forecasts and customer requested payment terms, and key external factors include the availability of primary raw materials and sub-contractor production lead times.  NTIC experienced an increase in inventory and receivables for the six months ended February 28, 2010, specifically due to the corresponding increase in sales and requests from customers to stock more products to shorten lead times.

Net cash used in investing activities for the six months ended February 28, 2010 was $1,978 which was comprised of dividends received from corporate joint ventures, partially offset by investments in patents and additions to property and equipment.  Net cash provided by investing activities for the six months ended February 28, 2009 was $1,988,289, which was comprised of dividends received from corporate joint ventures, decrease in other assets and disposal of industrial patents, partially offset by additions to property and equipment and investments in patents.

Net cash provided by financing activities for the six months ended February 28, 2010 was $2,483,769, which resulted primarily from the issuance of common stock and, to a lesser extent, proceeds from NTIC’s employee stock purchase plan and option exercises, partially offset by repayments to the demand line of credit and principal payments on the bank loan for NTIC’s corporate headquarters buildings.  Net cash used in financing activities for the six months ended February 28, 2009 was $541,800, which resulted primarily from bank overdrafts and principal payments on the bank loan for NTIC’s corporate headquarters building, partially offset by borrowings made under the demand line of credit.

Capital Expenditures and Commitments.  NTIC had no material lease commitments as of February 28, 2010, except a lease agreement entered into by NTI Facilities, Inc., a subsidiary of NTIC, for approximately 16,994 square feet of office, manufacturing, laboratory and warehouse space in Beachwood, Ohio, requiring monthly payments of $17,500, which are adjusted annually according to the annual consumer price index, through November 2014.

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

NTIC’s demand line of credit bears interest at a rate based on LIBOR and thus may subject NTIC to some market risk on interest rates.  As of February 28, 2010, NTIC had no borrowings under its $2,300,000 demand line of credit.

Critical Accounting Policies

There have been no material changes to NTIC’s critical accounting policies and estimates from the information provided in “Part II. Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies,” included in NTIC’s annual report on Form 10-K for the fiscal year ended August 31, 2009.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

NTIC maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to provide reasonable assurance that information required to be disclosed by NTIC in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to NTIC’s management, including NTIC’s principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  NTIC’s management evaluated, with the participation of its Chief Executive Officer and its Chief Financial Officer, the effectiveness of the design and operation of NTIC’s disclosure controls and procedures as of the end of the period covered in this report.  Based on that evaluation, NTIC’s Chief Executive Officer and Chief Financial Officer concluded that NTIC’s disclosure controls and procedures were effective as of the end of such period to provide reasonable assurance that information required to be disclosed in the reports that NTIC files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to NTIC’s management, including NTIC’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in NTIC’s internal control over financial reporting that occurred during the quarter ended February 28, 2010 that has materially affected, or is reasonably likely to materially affect NTIC’s internal control over financial reporting.

PART II          OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

A description of NTIC’s legal proceedings in Note 13 of its consolidated financial statements included within this report is incorporated herein by reference.

ITEM 1A.        RISK FACTORS

This Item 1A is inapplicable to NTIC as a smaller reporting company.

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Equity Securities

During the three months ended February 28, 2010, NTIC did not issue any shares of its common stock or other equity securities of NTIC that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

During the three months ended February 28, 2010, NTIC did not purchase any shares of its common stock or other equity securities of NTIC.

On November 13, 2003, the Board of Directors of NTIC authorized Matthew Wolsfeld, Chief Financial Officer of NTIC, to repurchase on behalf of NTIC, up to 100,000 shares of NTIC’s common stock from time to time in accordance with applicable rules governing issuer stock repurchases.  Since being authorized, NTIC has not repurchased and retired any shares of its common stock.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.           RESERVED

ITEM 5.           OTHER INFORMATION

(a)        The Annual Meeting of Stockholders of NTIC was held on January 28, 2010.

(b)        The results of the stockholder votes were as follows:

	For	Against/ Withheld	Abstain	Broker Non-Vote
1. Election of Directors
Pierre Chenu	898,089	7,300		1,972,900
Tilman B. Frank, M.D.	898,089	7,300		1,972,900
Soo-Keong Koh	898,089	7,300		1,972,900
Donald A. Kubik, Ph.D.	876,376	29,013		1,972,900
Sunggyu Lee, Ph.D.	866,214	39,175		1,972,900
G. Patrick Lynch	876,464	28,925		1,972,900
Ramani Narayan, Ph.D.	865,714	39,675		1,972,900
Mark J. Stone	898,089	7,300		1,972,900

2. Ratification of Appointment of Baker Tilly Virchow Krause LLP as Independent Registered Public Accounting Firm	2,877,296	805	187	N/A

ITEM 6.           EXHIBITS

The following exhibits are being filed or furnished with this quarterly report on Form 10-Q:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

Date: April 13, 2010	Matthew C. Wolsfeld, CPA
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