Form 10-Q
period 2010-05-31
NORTHERN TECHNOLOGIES INTERNATIONAL CORP
filed 2010-07-14
CIK 875582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2010

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

As of July 15, 2010, 4,253,321 shares of common stock of the registrant were outstanding.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

FORM 10-Q

May 31, 2010

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

PART I - FINANCIAL INFORMATION

ITEM 1.                             FINANCIAL STATEMENTS

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AS OF MAY 31, 2010 (UNAUDITED)

AND AUGUST 31, 2009 (AUDITED)

	May 31, 2010	August 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,103,620	$138,885
Receivables:
Trade excluding joint ventures, less allowance for doubtful accounts of $79,000 at May 31, 2010 and August 31, 2009	1,731,936	1,373,802
Trade joint ventures	1,350,696	662,954
Fees for services provided to joint ventures	1,311,939	1,760,602
Income taxes	401,992	173,038
Inventories	2,955,044	2,002,622
Prepaid expenses	186,428	138,086
Deferred income taxes	218,900	218,900
Total current assets	9,260,555	6,468,889

PROPERTY AND EQUIPMENT, net	3,484,050	3,542,169

OTHER ASSETS:
Investments in joint ventures	14,960,391	14,064,122
Deferred income taxes	1,336,700	1,336,700
Notes receivable	140,000	140,000
Industrial patents and trademarks, net	932,424	888,065
Other	40,619	42,975
	17,410,134	16,471,862
	$30,154,739	$26,482,920

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Borrowings made on line of credit	$—	$1,077,000
Current portion of note payable (Note 6)	1,153,953	1,179,973
Accounts payable	1,089,952	630,363
Accrued liabilities:
Payroll and related benefits	841,378	261,579
Deferred joint venture royalties	288,000	288,000
Other	351,185	304,202
Total current liabilities	3,724,468	3,741,117

COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value; authorized 10,000 shares; none issued and outstanding	—	—
Common stock, $0.02 par value per share; authorized 10,000,000 shares; issued and outstanding 4,253,321 and 3,756,596, respectively	85,066	75,132
Additional paid-in capital	9,059,451	5,631,767
Retained earnings	17,062,278	15,327,962
Accumulated other comprehensive income	223,476	1,706,942
Total stockholders’ equity	26,430,271	22,741,803
	$30,154,739	$26,482,920

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2010 AND 2009

	Three Months Ended		Nine Months Ended
	May 31, 2010	May 31, 2009	May 31, 2010	May 31, 2009
NORTH AMERICAN OPERATIONS:
Net sales, excluding joint ventures	$2,559,467	$1,555,065	$7,164,784	$5,855,536
Net sales, to joint ventures	677,731	118,569	1,660,294	823,212
	3,237,198	1,673,634	8,825,078	6,678,748
Cost of goods sold	2,172,902	995,672	5,771,045	4,444,075
Gross profit	1,064,296	677,962	3,054,033	2,234,673

JOINT VENTURE OPERATIONS:
Equity in income (loss) of joint ventures	1,511,534	(6,838)	2,909,120	650,900
Fees for services provided to joint ventures	1,140,295	821,810	3,441,563	2,760,379
	2,651,829	814,972	6,350,683	3,411,279

OPERATING EXPENSES:
Selling	819,572	591,559	2,004,094	1,975,387
General and administrative	869,183	599,012	2,628,447	2,184,974
Expenses incurred in support of joint ventures	208,444	224,887	682,828	1,152,654
Research and development	960,780	655,281	2,526,478	2,222,576
Loss on impairment	—	—	—	554,000
	2,857,979	2,070,739	7,841,847	8,089,591

OPERATING INCOME (LOSS)	858,146	(577,805)	1,562,869	(2,443,639)

INTEREST INCOME	864	6,509	5,607	7,828
INTEREST EXPENSE	(23,867)	(27,933)	(73,637)	(102,271)
OTHER INCOME	6,825	4,550	20,475	18,200
MINORITY INTEREST	—	—	—	3,398

INCOME (LOSS) BEFORE INCOME TAX EXPENSE	841,968	(594,679)	1,515,314	(2,516,484)

INCOME TAX (BENEFIT) EXPENSE	(110,000)	44,000	(219,000)	(377,000)

NET INCOME (LOSS)	$951,698	$(638,679)	$1,734,314	$(2,139,484)

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$0.23	$(0.17)	$0.41	$(0.57)
Diluted	$0.22	$(0.17)	$0.41	$(0.57)

WEIGHTED AVERAGE COMMON SHARES ASSUMED OUTSTANDING:
Basic	4,244,086	3,754,596	4,213,465	3,746,977
Diluted	4,299,855	3,754,596	4,252,735	3,746,977

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

NINE MONTHS ENDED MAY 31, 2010 AND 2009

	Nine Months Ended
	May 31, 2010	May 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,734,314	$(2,139,484)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Expensing of fair value of stock options vested	141,315	75,000
Change in allowance for doubtful accounts	—	20,000
Depreciation expense	284,041	294,852
Amortization expense	116,128	106,391
Loss on asset impairment	—	554,000
Loss on disposal of assets	—	46,302
Minority interest expense	—	(3,398)
Equity in income (loss) from joint ventures	(2,909,120)	(650,900)
Change in current assets and liabilities:
Receivables:
Trade excluding joint ventures	(358,134)	769,768
Trade joint ventures	(569,824)	(127,950)
Fees for services provided to joint ventures	448,663	1,444,249
Income taxes	(228,954)	(705,544)
Inventories	(952,422)	431,237
Prepaid expenses and other assets	(45,986)	29,708
Accounts payable	459,589	(962,099)
Accrued liabilities	626,784	(743,599)
Net cash used in operating activities	(1,253,606)	(1,561,467)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint ventures	(30,101)	(666,663)
Dividends received from joint ventures	441,548	2,289,888
Additions to property and equipment	(225,922)	(178,231)
Additions to industrial patents	(160,486)	(26,522)
Net cash provided by investing activities	25,059	1,418,472

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdrafts	—	(852,284)
Net borrowings made on line of credit	(1,077,000)	877,000
Repayment of note payable	(26,020)	(24,007)
Proceeds from the issuance of common stock	3,195,613	—
Stock options exercised	63,765	—
Proceeds from employee stock purchase plan	36,925	23,465
Net cash provided by financing activities	2,193,283	24,174

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	964,735	(118,821)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	138,885	260,460

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,103,620	$141,639

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.             INTERIM FINANCIAL INFORMATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all necessary adjustments, which are of a normal recurring nature, and present fairly the consolidated financial position of Northern Technologies International Corporation and its subsidiaries (the “Company”) as of May 31, 2010 and the results of their operations for the three and nine months ended May 31, 2010 and May 31, 2009 and their cash flows for the nine months ended May 31, 2010 and May 31, 2009, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Certain amounts reported in the consolidated financial statements for the previous reporting periods have been reclassified to conform to the current period presentation.  These reclassifications did not have a material impact on the Company’s previously reported consolidated balance sheets or statements of cash flows. The Company has reclassified various line items in the statements of operations to better provide the results of its joint ventures, as well as its North American operations.  These reclassifications changed the Company’s operating income (loss), but did not impact its net income (loss) or net income (loss) per common share.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s annual report on Form 10-K for the fiscal year ended August 31, 2009 and the revised consolidated statements of operations for the fiscal year ended August 31, 2009 and 2008 contained in Exhibit 99.1 to this report.  These consolidated financial statements also should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section appearing in this report.

Operating results for the three and nine months ended May 31, 2010 are not necessarily indicative of the results that may be expected for the full fiscal year ending August 31, 2010.

The Company evaluates events occurring after the date of the consolidated financial statements requiring recording or disclosure in the financial statements.

2.             INVENTORIES

Inventories consisted of the following:

	May 31, 2010	August 31, 2009
Production materials	$1,325,966	$947,677
Finished goods	1,629,078	1,054,945
	$2,955,044	$2,002,622

3.             PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	May 31, 2010	August 31, 2009
Land	$310,365	$310,365
Buildings and improvements	3,099,185	3,083,598
Machinery and equipment	1,796,375	1,641,878
	5,205,925	5,035,841
Less accumulated depreciation	(1,721,875)	(1,493,672)
	$3,484,050	$3,542,169

4.             INDUSTRIAL PATENTS AND TRADEMARKS, NET

Industrial patents and trademarks consisted of the following:

	May 31, 2010	August 31, 2009
Patents and trademarks	$1,590,839	$1,430,352
Less accumulated amortization	(658,415)	(542,287)
	$932,424	$888,065

Patent and trademark costs are amortized over seven years once a patent or trademark is filed and approved.  Amortization expense related to patents and trademarks was $38,984 and $33,290 for the three months ended May 31, 2010 and 2009, respectively, and $116,128 and $106,391 for the nine months ended May 31, 2010 and May 31, 2009, respectively.  Amortization expense is estimated to approximate $160,000 in each of the next five fiscal years.

5.             INVESTMENTS IN JOINT VENTURES

The financial statements of the Company’s foreign joint ventures are initially prepared using the accounting principles accepted in the respective joint ventures’ countries of domicile.   Amounts related to foreign joint ventures reported in the below tables and the accompanying financial statements have subsequently been adjusted to approximate U.S. GAAP in all material respects.  All material profits recorded on sales from the Company to its joint ventures have been eliminated for financial reporting purposes.

Financial information from the audited and unaudited financial statements of the Company’s joint venture in Germany, Excor Korrosionsschutz — Technologien und Produkte GmbH (“Germany”), the Company’s joint venture holding company in the Association of Southeast Asian Nations, or ASEAN, region, NTI ASEAN, LLC (“ASEAN”), and all of the Company’s other joint ventures, are summarized as follows:

	May 31, 2010
	TOTAL	Germany	ASEAN	All Other
Current assets	$46,904,472	$13,730,225	$11,723,269	$21,450,978
Total assets	53,060,653	16,176,823	11,995,041	24,888,789
Current liabilities	16,097,277	2,031,799	3,998,499	10,066,979
Noncurrent liabilities	4,424,241	—	860,200	3,564,041
Joint ventures’ equity	32,539,135	14,145,024	7,136,342	11,257,769
Northern Technologies International Corporation’s share of joint ventures’ equity	$14,960,391	$7,072,512	$2,518,180	$5,369,771

	August 31, 2009
	TOTAL	Germany	ASEAN	All Other
Current assets	$43,863,290	$15,304,713	$9,619,391	$18,939,186
Total assets	50,224,882	18,291,291	9,752,084	22,181,507
Current liabilities	17,260,943	4,614,540	3,458,446	9,187,957
Noncurrent liabilities	2,325,943	—	97,433	2,228,510
Joint ventures’ equity	30,637,996	13,676,750	6,196,206	10,765,040
Northern Technologies International Corporation’s share of joint ventures’ equity	$14,064,122	$6,838,375	$3,098,103	$4,127,644

	Nine Months Ended May 31, 2010
	TOTAL	Germany	ASEAN	All Other
Net sales	$62,294,519	$18,042,624	$10,350,856	$33,901,039
Gross profit	30,852,120	9,981,373	5,307,801	15,562,945
Net income	5,664,630	3,029,361	1,113,340	1,521,928
Northern Technologies International Corporation’s share of equity in income of joint ventures	$2,909,120	$1,505,024	$677,175	$726,921

	Nine Months Ended May 31, 2009
	TOTAL	Germany	ASEAN	All Other
Net sales	$46,628,644	$14,824,466	$6,635,907	$25,168,271
Gross profit	21,551,740	7,026,016	3,211,362	11,314,362
Net income	1,009,691	753,462	584,842	(328,613)
Northern Technologies International Corporation’s share of equity in income of joint ventures	$650,900	$381,877	$264,763	$4,260

The Company records expenses that are directly attributable to the joint ventures on the statements of operation on the line “Expenses incurred in support of joint ventures”.  The expenses include items such as employee compensation and benefit expenses, travel expense and consulting expense.

6.             CORPORATE DEBT

The Company has a demand line of credit of $2,300,000 with National City Bank (the “Bank”) with $0 and $963,000 outstanding as of May 31, 2010 and 2009, respectively.  Advances made under the demand line of credit are made at the sole discretion of the Bank and are due and payable on demand.  Outstanding amounts under the demand line of credit bear interest at an annual rate based on LIBOR plus 2.25%.  As of May 31, 2010, the interest rate was 3.33% and the weighted average rate was 3.31% for the nine months ended May 31, 2010.  As of May 31, 2009, the interest rate was 2.57% and the weighted average rate was 3.26% for the nine months ended May 31, 2009.  Interest is payable in arrears on the 15th day of each month and on demand.

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

Under the note governing the term loan (the “Note”), the Company is subject to a minimum debt service coverage ratio of 1.0:1.0.  At August 31, 2009, November 30, 2009, February 28, 2010 and May 31, 2010, the Company

failed to meet this financial covenant.  Although the Bank subsequently waived the covenant violation as of August 31, 2009, the Company has not sought and has not obtained a waiver of any subsequent covenant violations from the Bank.  As a result, an event of default occurred under the Note and the Bank has the right in its discretion, by giving written notice to the Company, to declare the full amount outstanding under the Note immediately due and payable in full. The Company has no intention to obtain a waiver for the event of default or desire to renegotiate or refinance the term loan.  The Company has not received any notice from the Bank regarding the Bank’s intent to call the loan.  In the event the Bank declares the Note immediately due and payable, the Company intends to pay off the Note in full with the Company’s existing cash and cash equivalents. The Company has classified all amounts outstanding under the Note as a current liability on its consolidated balance sheets as of May 31, 2010 and August 31, 2009.

7.             STOCKHOLDERS’ EQUITY

During the nine months ended May 31, 2010, the Company did not purchase or retire any shares of its common stock.  The following stock options to purchase shares of common stock were exercised during the nine months ended May 31, 2010:

Options Exercised	Exercise Price
1,500	$6.15
8,000	$5.38
2,000	$5.75

The Company granted stock options under the Northern Technologies International Corporation 2007 Stock Incentive Plan to purchase an aggregate of 128,333 shares of its common stock to various employees and directors during the nine months ended May 31, 2010.  The weighted average per share exercise price of the stock options is $7.92, which is equal to the fair market value of the Company’s common stock on the date of grant.

The Company sold an aggregate of 5,225 shares of its common stock to various employees at a weighted average purchase price of $7.07 per share under the Northern Technologies International Corporation Employee Stock Purchase Plan, resulting in gross proceeds to the Company of $36,925, during the nine months ended May 31, 2010.

In September 2009, the Company completed a $3,552,000 registered direct offering in which it sold an aggregate of 480,000 shares of its common stock to institutional investors at a purchase price of $7.40 per share, resulting in net proceeds of $3,195,613, after deducting placement agent fees and expenses and the Company’s offering expenses.

During the nine months ended May 31, 2009, the Company did not purchase or retire any shares of its common stock and no stock options to purchase shares of the Company’s common stock were exercised or granted.  The Company granted stock bonuses under the Northern Technologies International Corporation 2007 Stock Incentive Plan for an aggregate of 21,513 shares of its common stock to various employees during the nine months ended May 31, 2009.  The fair value of the shares of the Company’s common stock as of the date of grant of the stock bonuses was $226,961, based on the closing sale price of a share of the Company’s common stock on that date.  The Company sold an aggregate of 3,626 shares of its common stock to various employees at a weighted average purchase price of $6.47 per share under the Northern Technologies International Corporation Employee Stock Purchase Plan, resulting in gross proceeds to the Company of $23,465, during the nine months ended May 31, 2009.

8.             TOTAL COMPREHENSIVE INCOME (LOSS)

The Company’s total comprehensive income (loss) was as follows:

	Three Months Ended		Nine Months Ended
	May 31, 2010	May 31, 2009	May 31, 2010	May 31, 2009
Net income (loss)	$951,968	$(638,679)	$1,734,314	$(2,139,484)
Other comprehensive (loss) income – foreign currency translation adjustment	(1,379,530)	1,202,403	(1,483,466)	(584,657)
Total comprehensive (loss) income	$(427,562)	$563,724	$250,848	$(2,724,141)

9.             NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding.  Diluted net income (loss) per share assumes the exercise of stock options using the treasury stock method, if dilutive.

Options to purchase shares of common stock of 39,000 were excluded from the computation of common share equivalents for both the three and nine months ended May 31, 2010, as stock option exercise prices were greater than market price of a share of common stock. All outstanding options to purchase shares of common stock were excluded from the computation of common share equivalents for the three and nine months ended May 31, 2009, as the Company reported losses for those periods.

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

The Company granted options to purchase 124,333 and 30,000 shares of its common stock during the nine months ended May 31, 2010 and 2009, respectively.  The fair value of option grants is determined at date of grant, using the Black-Scholes option pricing model with the assumptions listed below.  Based on these valuations, the Company recognized compensation expense of $141,315 and $75,000 during the nine months ended May 31, 2010 and 2009, respectively, related to the options that vested during such time period.  The stock-based expense recorded reduced after-tax net income per share by $0.03 and $0.02 for the nine months ended May 31, 2010 and 2009, respectively.

As of May 31, 2010, the total compensation cost for non-vested options not yet recognized in the Company’s statements of operations was $309,519 net of estimated forfeitures.  Additional stock-based compensation expense of $47,105 is expected through the remainder of fiscal year 2010, and expense of $150,820 and $111,594 is expected to be recognized during fiscal 2011 and 2012, respectively.  Future option grants will impact the compensation expense recognized.

The Company currently estimates a ten percent forfeiture rate for stock options, but will continue to review this estimate in future periods.

The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions and results for the grants:

	May 31, 2010	May 31, 2009
Dividend yield	0.00%	2.00%
Expected volatility	48.3%	46.7%
Expected life of option	5 years	5 years
Average risk-free interest rate	2.34	2.88%

The weighted average fair value of options granted during the nine months ended May 31, 2010 and 2009 was $2.99 and $4.78, respectively.

11.          GEOGRAPHIC AND SEGMENT INFORMATION

Net sales by geographic location as a percentage of total consolidated net sales for the three and nine months ended May 31, 2010 and May 31, 2009 were as follows:

	Three Months Ended		Nine Months Ended
	May 31, 2010	May 31, 2009	May 31, 2010	May 31, 2009
Inside the U.S.A. to unaffiliated customers	71.6%	87.9%	73.4%	83.2%
Outside the U.S.A. to:
Joint ventures in which the Company is a shareholder directly and indirectly	20.6	7.1	18.8	12.4
Unaffiliated customers	7.8	5.0	6.9	4.4
	100.0%	100.0%	100.0%	100.0%

Net sales by geographic location are based on the location of the customer.

Fees for services provided to joint ventures by geographic location for the three and nine months ended May 31, 2010 and May 31, 2009 were as follows:

	Three Months Ended		Nine Months Ended
	May 31, 2010	May 31, 2009	May 31, 2010	May 31, 2009
Germany	$240,625	$348,000	$761,723	$913,500
Japan	219,783	129,725	662,195	516,944
India	141,137	12,474	441,945	110,207
France	126,702	83,934	363,095	262,789
Finland	97,747	109,702	299,905	373,213
Sweden	102,437	8,306	288,510	168,357
United Kingdom	72,736	45,000	211,092	142,132
Other	139,129	84,670	413,098	273,237
	$1,140,295	$821,810	$3,441,563	$2,760,379

Fees for services provided to joint ventures by geographic location are based on the location of the joint venture.

The following table sets forth the Company’s net sales for the three and nine months ended May 31, 2010 and 2009 by segment:

	Three Months Ended		Nine Months Ended
	May 31, 2010	May 31, 2009	May 31, 2010	May 31, 2009
ZERUST® net sales	$3,072,038	$1,646,715	$8,485,046	$6,159,096
Natur-Tec™ net sales	165,160	14,029	340,032	499,037
React-NTI net sales	—	12,890	—	20,615
	$3,237,198	$1,673,634	$8,825,078	$6,678,748

The following table sets forth the Company’s cost of goods sold for the three and nine months ended May 31, 2010 and 2009 by segment:

	Three Months Ended				Nine Months Ended
	May 31, 2010	% of Product Sales*	May 31, 2009	% of Product Sales*	May 31, 2010	% of Product Sales*	May 31, 2009	% of Product Sales*
Direct cost of goods sold
ZERUST®	$1,682,795	54.8%	$828,933	50.3%	$4,585,073	54.0%	$3,341,166	54.2%
Natur-Tec™	111,541	67.5%	7,944	56.5%	230,488	67.8%	425,178	85.2%
React-NTI	—	—	6,490	50.3%	—	—	10,610	51.5%
Indirect cost of goods sold	378,566	—	152,305	—	955,484	—	667,121	—
	$2,172,902		$995,672		$5,771,045		$4,444,075

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

Sales to the Company’s joint ventures are included in the foregoing geographic and segment information, however, sales by the Company’s joint ventures to other parties are not included.  The foregoing geographic and segment information represents only sales and cost of goods sold recognized directly by the Company.

12.          RESEARCH AND DEVELOPMENT

During the year ended August 31, 2009, the Company was awarded multiple research and development contracts.  The Company accrues proceeds received under the grants and offsets research and development expenses incurred in equal installments over the timelines associated with completion of the grants specific objectives and milestones. At May 31, 2010 and August 31, 2009, the Company deferred amounts received of $186,365 and $145,562, respectively, in other accrued liabilities, as the Company had not yet performed under the obligations of the contracts.

The Company expenses all costs related to product research and development as incurred.  The Company incurred $2,526,478 and $2,222,576 of expense during the nine months ended May 31, 2010 and 2009, respectively, in connection with its research and development activities.  These costs related to product research and development are the net amount after being reduced by reimbursements related to the awarding of the multiple research and development contracts of $400,094 and $0 for the nine months ended May 31, 2010 and 2009, respectively.  The net fees are accounted for in the “Research and Development Expenses” section of the consolidated statements of operations.

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

There was $571,044 for management bonuses for fiscal 2010 accrued at May 31, 2010.  There was no management bonuses for fiscal 2009 accrued as of May 31, 2009.

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

General Overview

NTIC develops and markets proprietary environmentally beneficial products and technical services in over 55 countries either directly or via a network of joint ventures and independent distributors.  NTIC’s primary business is corrosion prevention.  From this base, NTIC has expanded into three new business areas that have started recently to generate revenue (1) corrosion prevention technologies specifically designed for the oil and gas industry, which NTIC sells both directly as well as through joint ventures and independent agents; (2) a proprietary portfolio of bio-plastic compounds and finished products marketed under the Natur-Tec® brand, which NTIC sells directly as well as through distributors and independent agents; and (3) technology and equipment that converts waste plastic into diesel, gasoline and heavy fractions, which is exclusively licensed and sold in North America and Asia through NTIC’s joint venture Polymer Energy, LLC.

NTIC has been selling its proprietary ZERUST® brand rust and corrosion inhibiting products and services to the automotive, electronics, electrical, mechanical, military and retail consumer markets for over 35 years.  NTIC also offers worldwide on-site technical consulting for rust and corrosion prevention issues.  In North America, NTIC markets its technical services and products principally to industrial users by a direct sales force as well as a network of independent distributors and agents.  NTIC’s technical service consultants work directly with the end users of NTIC’s products to analyze their specific needs and develop systems to meet their technical requirements.

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

NTIC’s Polymer Energy LLC joint venture markets and sells a system that uses catalytic pyrolysis to convert waste plastic (primarily polyolefins) into hydrocarbons (primarily a mix of diesels, gasoline and heavy fractions) resulting in an economically viable and environmentally responsible alternative to current methods of recycling and disposal of waste plastic.  Each unit can process up to ten tons of waste plastic per day, and the modular design allows for easily scalable capacity.  The crude output is high-grade and can be further processed in a refinery or used as an input for co-generation of electricity.

NTIC participates in 27 active joint venture arrangements in North America, South America, Europe, Asia and the Middle East.   Each of these joint ventures generally manufactures and markets finished products in the geographic territory to which it is assigned.  While most of NTIC’s joint ventures currently exclusively sell rust and corrosion inhibiting packaging and products to industrial customers, NTIC also has joint ventures that manufacture, market and sell corrosion prevention solutions for the oil and gas industry and Polymer Energy™ equipment that converts waste plastic into diesel, gasoline and heavy fractions.  The profits of NTIC’s joint ventures are shared by the respective joint venture owners in accordance with their respective ownership percentages.  NTIC typically owns 50% of its joint venture entities.  NTIC does not control the decisions of its joint venture entities regarding whether to pay dividends or how much to pay in dividends in any given year. NTIC funds its joint venture investments with cash generated from operations.  NTIC does not consolidate the results of its joint ventures, other than its former joint venture React-NTIC LLC.  Nonetheless, NTIC considers its German joint venture and ASEAN joint venture holding company to be individually significant to NTIC’s consolidated assets and income; and therefore, provides certain additional information regarding these joint ventures in the notes to NTIC’s consolidated financial statements and in this section of this report.

Financial Overview

NTIC’s consolidated net sales increased 93.4% and 32.1% during the three and nine months ended May 31, 2010 compared to the three and nine months ended May 31, 2009, respectively.  These increases were primarily a result of increased sales of ZERUST® rust and corrosion inhibiting packaging products and services to customers in North America and sales to NTIC’s joint ventures.  During the nine months ended May 31, 2010, 96.1% of NTIC’s consolidated net sales were derived from sales of ZERUST® products and services, which increased 37.8% to $8,485,046 during the nine months ended May 31, 2010 compared to $6,159,096 during the nine months ended May 31, 2009 due to increased demand primarily as a result of the economic recovery of the domestic manufacturing sector and the addition of new customers. NTIC has focused its sales efforts of ZERUST® products and services by strategically targeting customers with specific corrosion issues in new market areas, including oil and gas industry and other industrial sectors that offer sizable growth opportunities.  Overall demand for ZERUST® products and services depends heavily on the overall health of the markets in which it sells its products.

During the nine months ended May 31, 2010, $340,033, or 3.9%, of NTIC’s consolidated net sales were derived from sales of Natur-Tec® products compared to 7.5% during the nine months ended May 31, 2009.  Net sales of Natur-Tec® products increased 1077.3% and decreased 31.9% during the three and nine months ended May 31, 2010 compared to the three and nine months ended May 31, 2009, respectively.  The increase in the three-month comparison was primarily due to the addition of new Natur-Tec® distributors on the West Coast of the United States and the decrease in the nine-month comparison was due to several large stocking orders of Natur-Tec® products that occurred early in 2009 that were not repeat orders.  NTIC is continuing to fortify and expand its West Coast distribution network in California, while expanding its industrial distribution reach to geographical “green” hotspots such as Oregon, Washington, Minnesota and New England.  Additionally, NTIC is targeting key national and regional retailers utilizing independent sales agents.  Demand for the Natur-Tec® products depends primarily on the market acceptance and the extent of NTIC’s distribution network.

Cost of goods sold as a percentage of net sales decreased to 65.4% for the nine months ended May 31, 2010 compared to 66.5% for the nine months ended May 31, 2009 primarily as a result of decreased raw material costs for ZERUST® products and higher sales volumes during the most recent period.

NTIC recognized a 24.7% increase in fees for services provided to joint ventures during the nine months ended May 31, 2010.  NTIC’s equity in income of joint ventures increased 346.9% to $2,909,120 during the nine months ended May 31, 2010 compared to $650,900 during the nine months ended May 31, 2009.  Both of these increases were primarily a result of a 33.6% increase in total net sales of NTIC’s joint ventures during the nine months ended May 31, 2010 compared to the same prior year period.  The increase in total net sales of NTIC’s joint ventures was primarily a result of the economic recovery of the international manufacturing sector that the NTIC joint venture network serves.

NTIC’s total operating expenses increased 38.0% during the three months ended May 31, 2010 compared to the three months ended May 31, 2009 primarily as a result of increased sales efforts in both the ZERUST® and the Natur-Tec® markets and increased general and administrative costs due to increased employee count to pre-recession levels.

NTIC expenses all costs related to product research and development as incurred.  NTIC incurred $2,526,478 and $2,222,576 of expense during the nine months ended May 31, 2010 and 2009, respectively, in connection with its research and development activities.  These costs related to product research and development and represent the net amount after being reduced by reimbursements related to the awarding of the multiple research and development contracts of $400,094 and $0 for the nine months ended May 31, 2010 and 2009, respectively.   NTIC anticipates that it will spend between $3,000,000 and $3,500,000 in total during fiscal 2010 on research and development activities related to its new technologies.  The net fees are accounted for in the “Expenses incurred in support of joint ventures” section of NTIC’s consolidated statements of operations.

Net income was $1,734,314, or $0.41 per diluted common share, for the nine months ended May 31, 2010 compared to a net loss of $(2,139,484), or $(0.57) per diluted common share, for the nine months ended May 31, 2009.  The net loss for the nine months ended May 31, 2009 included a $554,000 loss on impairment relating to NTIC’s React-NTI joint venture.

NTIC’s working capital was $5,536,087 at May 31, 2010, including $1,103,620 in cash and cash equivalents.

Results of Operations

NTIC does not consolidate the results of its joint ventures, other than its former joint venture React-NTIC LLC.  The following table sets forth NTIC’s results of operations for the three months ended May 31, 2010 and May 31, 2009.

	Three Months Ended May 31, 2010	% of Net Sales	Three Months Ended May 31, 2009	% of Net Sales	$ Change	% Change
Net sales, excluding joint ventures	$2,559,467	79.1%	$1,555,065	92.9%	$1,004,402	64.6%
Net sales, to joint ventures	677,731	20.9%	118,569	7.1%	559,162	471.6%
Cost of goods sold	2,172,902	67.1%	995,672	59.5%	1,177,230	118.2%
Equity in income of joint ventures	1,511,534	—	(6,838)	—	1,518,372	22,205%
Fees for services provided to joint ventures	1,140,295	—	821,810	—	318,485	38.8%
Selling expenses	819,572	25.3%	591,559	35.4%	228,013	38.5%
General and administrative expenses	869,183	26.9%	599,012	35.8%	270,171	45.1%

	Three Months Ended May 31, 2010	% of Net Sales	Three Months Ended May 31, 2009	% of Net Sales	$ Change	% Change
Expenses incurred in support of joint ventures	208,444	6.5%	224,887	13.4%	(16,443)	(7.3)%
Research and development expenses	960,780	29.7%	655,281	39.2%	305,499	46.6%

The following table sets forth NTIC’s results of operations for the nine months ended May 31, 2010 and May 31, 2009.

	Nine Months Ended May 31, 2010	% of Net Sales	Nine Months Ended May 31, 2009	% of Net Sales	$ Change	% Change
Net sales, excluding joint ventures	$7,164,784	81.2%	$5,855,536	87.7%	$1,309,248	22.4%
Net sales, to joint ventures	1,660,294	18.8%	823,212	12.3%	837,082	101.7%
Cost of goods sold	5,771,045	65.4%	4,444,075	66.5%	1,326,970	29.9%
Equity in income of joint ventures	2,909,120	—	650,900	—	2,258,220	346.9%
Fees for services provided to joint ventures	3,441,563	—	2,760,379	—	681,184	24.7%
Selling expenses	2,004,094	22.7%	1,975,387	29.6%	28,707	1.5%
General and administrative expenses	2,628,447	29.8%	2,184,974	32.7%	443,473	20.3%
Expenses incurred in support of joint ventures	682,828	7.7%	1,152,654	17.3%	(469,826)	(40.8)%
Research and development expenses	2,526,478	28.6%	2,222,576	33.3%	303,902	13.7%
Loss on impairment	—	—	554,000	8.3%	(554,000)	(100.0)%

Net Sales. NTIC’s consolidated net sales increased 93.4% and 32.1% to $3,237,198 and $8,825,078 during the three and nine months ended May 31, 2010 compared to the three and nine months ended May 31, 2009, respectively.  NTIC’s consolidated net sales to unaffiliated customers excluding NTIC’s joint ventures increased 64.6% and 22.4% to $2,559,467 and $7,164,784, during the three and nine months ended May 31, 2010 compared to the same prior year periods. These increases were due to increases in demand primarily as a result of the economic recovery of the domestic manufacturing sector and the addition of new customers. Net sales to joint increased 471.6% and 101.7% to $677,731 and $1,660,294 during the three and nine months ended May 31, 2010 compared to the three and nine months ended May 31, 2009, respectively.  These increases were due to increases in demand primarily as a result of the economic recovery of the international manufacturing sector.

The following table sets forth additional detail regarding NTIC’s net sales by product category for the three months ended May 31, 2010 and May 31, 2009:

	Three Months Ended May 31, 2010	Three Months Ended May 31, 2009	$ Change	% Change
ZERUST® net sales	$3,072,038	$1,646,715	$1,425,324	86.6%
Natur-Tec® net sales	165,160	14,029	151,131	1,077.3%
React-NTI net sales	—	12,890	(12,890)	(100.0)%
Total North American net sales	$3,237,198	$1,673,634	$1,563,564	93.4%

The following table sets forth additional detail regarding NTIC’s net sales by product category for the nine months ended May 31, 2010 and May 31, 2009:

	Nine Months Ended May 31, 2010	Nine Months Ended May 31, 2009	$ Change	% Change
ZERUST® net sales	$8,485,046	$6,159,096	$2,325,950	37.8%
Natur-Tec® net sales	340,033	499,037	(159,004)	(31.9)%
React-NTI net sales	—	20,615	(20,615)	(100.0)%
Total North American net sales	$8,825,078	$6,678,748	$2,146,330	32.1%

Net sales of ZERUST® products and services increased 86.6% and 37.8% to $3,072,039 and $8,485,046 during the three and nine months ended May 31, 2010, respectively, compared to $1,646,715 and $6,159,096 during the three and nine months ended May 31, 2009.  These increases were due to increased demand primarily as a result of the economic recovery of the domestic manufacturing sector and the addition of new customers.

Net sales of Natur-Tec® products and services increased 1077% to $165,160 during the three months ended May 31, 2010, compared to $14,029 during the three months ended May 31, 2009. Net sales of Natur-Tec® products and services decreased 31.9% to $340,033 during the nine months ended May 31, 2010 compared to $499,037 during the nine months ended May 31, 2009.  The increase in the three-month comparison was primarily due to the addition of new distributors on the West Coast.  The decrease in the nine-month comparison was due to several large stocking orders of Natur-Tec® products that occurred early in 2009 that were not repeat orders.

Cost of Goods Sold.  Cost of goods sold increased 118.2% and 29.9% for the three and nine months ended May 31, 2010, respectively, compared to the same respective periods in fiscal 2009 primarily as a result of increased net sales as described above.  Cost of sales as a percentage of net sales increased to 67.1% for the three months ended May 31, 2010 compared to 59.5% for the three months ended May 31, 2009 as a result of the fluctuations in raw material prices of the ZERUST® products.  Cost of sales as a percentage of net sales decreased slightly to 65.4% for the three months ended May 31, 2010 compared to 66.5% for the three months ended May 31, 2009.

Joint Ventures.  NTIC receives fees for services provided to joint ventures based primarily on the net sales of the individual joint ventures.  The fees for services provided to joint ventures are determined based on either a flat fee or a percentage of sales depending on local laws and tax regulations.  With respect to its German joint venture, NTIC recognizes an agreed upon quarterly fee for such services.  With respect to its ASEAN joint venture holding company, NTIC does not receive a fee for such services, but rather receives a bi-annual dividend based on available cash.  NITC recognizes equity income from its joint ventures based on the overall profitability of the entity.  Traditionally, a portion of the equity income recorded in a given fiscal year is paid to the owners of the entity during the following fiscal year.  The payment of a dividend by a entity is determined by a joint vote of the owners and is not at the sole discretion of NTIC.

NTIC had equity in income (loss) of joint ventures of $1,511,534 and $2,909,120 during the three and nine months ended May 31, 2010, respectively, compared to equity in (loss) income of joint ventures of $(6,838) and $650,900 during the three and nine months ended May 31, 2009, respectively.  The increases in equity in income were due to increased profitability of NTIC’s joint ventures primarily resulting from increased sales and cost control measures put in place during the last fiscal year, many of which remained in place during the most recent periods. Of the total equity in income (loss) of joint ventures, NTIC had equity in income of joint ventures of $773,572 and $1,505,024 attributable to its joint venture in Germany and $257,851 and $677,175 attributable to its ASEAN joint venture holding company during the three and nine months ended May 31, 2010, respectively. NTIC had equity in income of all other joint ventures of $480,111 and $726,921 during the three and nine months ended May 31, 2010, respectively.

NTIC recognized fees for services provided to joint ventures of $1,140,295 and $3,441,563 during the three and nine months ended May 31, 2010, respectively, compared to $821,810 and $2,760,379 during the three and nine months ended May 31, 2009, respectively, representing an increase of 38.8% and 24.7%, respectively.  The increase in fees for services provided to joint ventures was due primarily to the increase in net sales of NTIC’s joint ventures to $22,440,448 and $62,214,519 in the three and nine months ended May 31, 2010, respectively, compared to $14,151,960 and $46,628,644 in the three and nine months ended May 31, 2009, respectively, representing an increase of 58.6% and 33.6%, respectively. Sales of NTIC’s joint ventures are not included in NTIC’s product sales and are not combined with NTIC’s sales in NTIC’s consolidated financial statements or in any description of NTIC’s products sales.

Selling Expenses.  NTIC’s selling expenses increased 38.5% for the three months ended May 31, 2010 compared to the same period in fiscal 2009 due to increases in (i) salary and benefits of $98,000; (ii) lab testing related expenses of $38,000 and (iii) travel expenses of $28,000, partially offset by a decrease in consulting expenses of $19,000.  NTIC’s selling expenses increased 1.5% for the nine months ended May 31, 2010 compared the same period in fiscal 2009.  Selling expenses as a percentage of net sales decreased to 25.3% and 22.7% during the three and nine months ended May 31, 2010, respectively, from 34.5% and 28.8% during the same respective periods in fiscal 2009, due to the increase in net sales.

General and Administrative Expenses.  NTIC’s general and administrative expenses increased 45.1% for the three months ended May 31, 2010 compared to the same period in fiscal 2009 due to increases in (i) auditing and tax expense of $45,000; (ii) stock option expense of $15,000; and (iii) salaries and related benefits of $140,000.  NTIC’s general and administrative expenses increased 20.3% for the nine months ended May 31, 2010 compared to the same period in fiscal 2009 due to increases in (i) auditing and tax expense of $55,000; (ii) stock option expense of $40,000; and (iii) salaries and related benefits of $250,000.  As a percentage of net sales, general and administrative expenses decreased to 26.9% and 29.8% for the three and nine months ended May 31, 2010, respectively, from 35.8% and 32.7% for the same respective periods in fiscal 2009, primarily as a result of fixed general and administrative expenses spread over increased net sales and NTIC’s cost reduction efforts during the third quarter of fiscal 2009, many of which had remained in place during the third quarter of fiscal 2010.

Expenses Incurred in Support of Joint Ventures.  The support and services that NTIC provides to its joint ventures include consulting, travel, technical and marketing services to existing joint ventures, legal fees incurred in the establishment of new joint ventures, registration and promotion and legal defense of worldwide trademarks, and legal fees incurred in connection with the filing of patent applications. NTIC incurred expenses in support of its joint ventures of $208,444 and $682,828 during the three and nine months ended May 31, 2010, respectively, compared to $224,887 and $1,152,654 during the three and nine months ended May 31, 2009, respectively, representing a decrease of 7.3% and 40.8%, respectively.  The decrease for the three-month comparison was due to a decrease in lab supplies and testing of $24,000.  The decrease for the nine-month comparison was due to decreases in (i) consulting expenses of $197,000; (ii) legal expenses of $120,000; and (iii) lab supplies and testing of $87,000.

NTIC sponsors a worldwide joint venture conference approximately every three to four years in which all of NTIC’s joint ventures are invited to participate.  NTIC defers a portion of its fees for services provided to joint ventures in each accounting period leading up to the next conference, reflecting that NTIC has not fully earned the payments received during that period.  The next joint venture conference is scheduled to be held in the spring or fall of 2011.  There was no additional deferred income recorded within other accrued liabilities during the three and nine months ended May 31, 2010 related to this future conference since $288,000 had been accrued over the past three fiscal years, which represents the amount that NTIC expects to spend every three years to hold the conference.  This amount is based on the historical experience of NTIC, current conditions and the intentions of NTIC’s management.  NTIC does not anticipate deferring any additional fees for services provided to joint ventures until after the next conference.  The costs associated with these joint venture conferences are offset against the deferral as incurred, generally in the period in which the conference is held and immediately before.

Research and Development Expense.  NTIC’s research and development expenses increased 46.6% for the three months ended May 31, 2010 compared to the same period in fiscal 2009 due to increases in (i) salary and benefits of $175,000; (ii) lab testing related expenses of $59,000; (iii) consulting expenses of $58,000; and (iv) travel expenses of $24,000, partially offset by grants received of $130,000.  NTIC’s research and development expenses increased 13.7% for the nine months ended May 31, 2010 compared the same period in fiscal 2009 due to increases in (i) salary and benefits of $405,000; (ii) lab testing related expenses of $159,000; (iii) consulting expenses of $138,000; and (iv) travel expenses of $54,000, partially offset by grants received of $400,000.

Loss on Impairment.  NTIC’s incurred a loss on impairment of $554,000 during the nine ended May 31, 2009 relating to React-NTI.

Interest Income.  NTIC’s interest income decreased to $864 and $5,607 during the three and nine months ended May 31, 2010, respectively, compared to $6,509 and $7,828 during the same respective periods in fiscal 2009 primarily due to the decreased cash balances earning interest during the most recent periods.

Interest Expense.  NTIC’s interest expense decreased to $23,867 and $73,637 during the three and nine months ended May 31, 2010, respectively, compared to $27,933 and $102,271 during the same respective periods in fiscal 2009 primarily due to lower average outstanding debt levels during the most recent periods.

Income (Loss) Before Income Tax Expense.  Income before income tax expense was $841,968 and $1,515,314 for the three and nine months ended May 31, 2010, respectively, compared loss before income tax expense of $(594,679) and $(2,516,484) for the same respective periods in fiscal 2009.

Income Tax Expense (Benefit).  Income tax benefit was $(110,000) and $(219,000) during the three and nine months ended May 31, 2010, respectively, compared to income tax expense of $44,000 and income tax benefit of $(377,000) in the same respective periods in fiscal 2009.  Income tax expense was calculated based on management’s estimate of NTIC’s annual effective income tax rate.  NTIC’s annual effective income tax rate during the three and nine months ended May 31, 2010 and 2009 was lower than the statutory rate primarily due to NTIC’s equity in income of joint ventures being recognized based on after-tax earnings of these entities.  To the extent undistributed earnings of NTIC’s joint ventures are distributed to NTIC, it is not expected to result in any material additional income tax liability after the application of foreign tax credits. NTIC determined based on all available evidence, including historical data and projections of future results, that it is more likely than not that all of its deferred tax assets, except for its foreign tax credit carryforward and Minnesota state research and development credit carryforwards, will be fully realized and that NTIC’s deferred tax asset related to foreign tax credit carryforwards will not be realized due to insufficient federal taxable income within the carryforward period and the fact that for ordering purposes the foreign tax credit carryforwards are not allowed to be used until after any current year foreign tax credits are utilized.

Liquidity and Capital Resources

Sources of Cash and Working Capital.  As of May 31, 2010, NTIC’s working capital was $5,536,087, including $1,103,620 in cash and cash equivalents, compared to working capital of $2,727,737, including $138,885 in cash and cash equivalents, as of August 31, 2009.

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

NTIC has a $2,300,000 demand line of credit with National City Bank, with no amounts outstanding as of May 31, 2010.  Advances made under the demand line of credit are made at the sole discretion of National City Bank and are due and payable on demand.  Outstanding amounts under the demand line of credit bear interest at an annual rate based on LIBOR plus 2.25%.  As of May 31, 2010, the interest rate was 3.33%.  Interest is payable in arrears on the 15th day of each month and on demand.

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

Under the note governing the term loan, NTIC is subject to a minimum debt service coverage ratio of 1.0:1.0.  At August 31, 2009, November 30, 2009, February 28, 2010 and May 31, 2010, NTIC failed to meet this financial covenant.  Although the bank subsequently waived the covenant violation as of August 31, 2009, NTIC has not sought or obtained a waiver of any subsequent covenant violations from the bank.  As a result, an event of default occurred under the note and the bank has the right in its discretion, by giving written notice to NTIC, to declare the full amount outstanding under the note immediately due and payable in full. NTIC has no intention to obtain a waiver for the event of default or desire to renegotiate or refinance the term loan.  NTIC has not received any notice from the bank regarding the bank’s intent to call the loan.  In the event the bank declares the note immediately due and payable, NTIC intends to pay off the note in full with existing cash and cash equivalents. NTIC has classified all amounts outstanding under the note as a current liability on its consolidated balance sheets as of May 31, 2010 and August 31, 2009.

NTIC believes that a combination of its existing cash and cash equivalents, forecasted cash flows from future operations, anticipated distributions of earnings, anticipated fees to NTIC for services provided to its joint ventures, and funds available through existing or anticipated financing arrangements, will be adequate to fund its existing operations, investments in new or existing joint ventures, capital expenditures, debt repayments and any stock repurchases for at least the next 12 months.  During fiscal 2010, NTIC expects to continue to invest in research and development and in marketing efforts and resources into its new businesses, product lines and markets, including in particular the application of its corrosion prevention technology into the oil and gas industry.  In order to take advantage of such new product and market opportunities to expand its business and increase its revenues, NTIC may decide to finance such opportunities by borrowing under its demand line of credit or raising additional financing through the issuance of debt or equity securities.  There is no assurance that any financing transaction will be available on terms acceptable to NTIC or at all, or that any financing transaction will not be dilutive to NTIC’s current stockholders.

NTIC traditionally has used the cash generated from its North American operations, distributions of earnings and fees for services provided to its joint ventures to fund NTIC’s new technology investments and capital contributions to new and existing joint ventures.  NTIC’s joint ventures traditionally have operated with little or no debt and have been self-financed with minimal initial capital investment and minimal additional capital investment from their respective owners.  Therefore, NTIC believes it is not likely that there exists any exposure to debt by NTIC’s joint ventures that could materially impact their respective operations and/or liquidity.

Uses of Cash and Cash Flows. Net cash used in operating activities for the nine months ended May 31, 2010 was $1,609,993, which resulted principally from NTIC’s equity in loss from joint ventures and decreases in inventories and trade receivables, partially offset by NTIC’s net income, expensing of stock options vested, depreciation and amortization expense, and increases in fees for services provided to joint ventures and accrued liabilities.  Net cash used in operating activities for the nine months ended May 31, 2009 was $1,561,466, which resulted principally from NTIC’s net loss, equity in loss of joint ventures, increases in joint venture trade receivables, income tax receivables, prepaid expenses and decreases in accounts payable and accrued liabilities, partially offset by decreases in trade receivables excluding joint ventures and inventories, the loss on the impairment of assets and depreciation expense.

NTIC’s cash flows from operations are impacted by significant changes in certain components of NTIC’s working capital, including inventory turnover and changes in receivables.  NTIC considers internal and external factors when assessing the use of its available working capital, specifically when determining inventory levels and credit terms of customers.  Key internal factors include existing inventory levels, stock reorder points, customer forecasts and customer requested payment terms, and key external factors include the availability of primary raw materials and sub-contractor production lead times.  NTIC’s typical contractual terms for trade receivables excluding joint ventures is 30 days and for trade receivables from its joint ventures is 90 days.  Before extending unsecured credit to customers, excluding NTIC’s joint ventures, NTIC reviews customers’ credit histories and will establish an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers and other information.  Accounts receivable over 30 days are considered past due for most customers.  NTIC does not accrue interest on past due accounts receivable.  If accounts receivable in excess of the provided allowance are determined uncollectible, they are charged to selling expense in the period that determination is made.  Accounts receivable are deemed uncollectible based on NTIC exhausting reasonable efforts to collect. NTIC’s typical contractual terms for receivables for fees for services provided to joint ventures is 90 days.  NTIC records receivables for fees for services provided to joint ventures on an accrual basis, unless circumstances exist that make the collection of the balance uncertain in which case the fee income will be recorded on a cash basis until there is consistency in payments.  This determination is handled on a case by case basis.

NTIC experienced an increase in receivables and inventory as of May 31, 2010 compared to August 31, 2009 due to the increase in net sales during the most recent period and requests from customers to stock more products to shorten lead times and meet customer demand.  Trade receivables excluding joint ventures as of May 31, 2010 increased $358,134 compared to August 31, 2009, primarily related to the increase in NTIC’s net sales during the 90 days then ended as compared to the prior year 90 day period.  Outstanding trade receivables excluding joint ventures balances as of May 31, 2010 decreased 24 days to an average of 62 days from balances outstanding from these customers as of August 31, 2009.  Outstanding trade receivables from joint ventures as of May 31, 2010 increased $687,742 compared to August 31, 2009, primarily due to the corresponding increase in net sales, which also resulted in an increase of outstanding balances from trade receivables from joint ventures as of May 31, 2010 of 41 days to an average of 183 days from balances outstanding from these customers as of August 31, 2009.  The significant average days outstanding of trade receivables from joint ventures as of May 31, 2010 was primarily due to the current receivable balance at NTIC’s joint venture in India.  NTIC has made separate arrangements for payments on product that NTIC’s joint venture in India has purchased from NTIC until the product is sold.  Outstanding fees for services provided to joint ventures as of May 31, 2010 decreased $448,663 as compared to August 31, 2009, primarily resulting from collections of past due fees.  This payment, in conjunction with higher fees for the nine months ended May 31, 2010 compared to the nine months ended May 31, 2009 resulted in a decrease of 156 days of fees receivable outstanding as of May 31, 2010 to an average of 106 days as compared to August 31, 2009.

Net cash provided by investing activities for the nine months ended May 31, 2010 was $25,059 which was comprised of dividends received from joint ventures, partially offset by investments in joint ventures, patents and additions to property and equipment.  Net cash provided by investing activities for the nine months ended May 31, 2009 was $1,418,472, which was comprised of dividends received from joint ventures, decrease in other assets, partially offset by additions to property and equipment and investments in patents.

Net cash provided by financing activities for the nine months ended May 31, 2010 was $2,549,670, which resulted primarily from the issuance of common stock and, to a lesser extent, proceeds from NTIC’s employee stock purchase plan and option exercises, partially offset by repayments to the demand line of credit and principal payments on the bank loan for NTIC’s corporate headquarters buildings.  Net cash provided by financing activities for the nine months ended May 31, 2009 was $24,147, which resulted primarily from bank overdrafts and principal payments on the bank loan for NTIC’s corporate headquarters building, partially offset by borrowings made under the demand line of credit.

Capital Expenditures and Commitments.  NTIC had no material lease commitments as of May 31, 2010, except a lease agreement entered into by NTI Facilities, Inc., a subsidiary of NTIC, for approximately 16,994 square feet of office, manufacturing, laboratory and warehouse space in Beachwood, Ohio, requiring monthly payments of $17,500, which are adjusted annually according to the annual consumer price index, through November 2014.

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

Because the functional currency of NTIC’s foreign operations and investments in its foreign joint ventures is the applicable local currency, NTIC is exposed to foreign currency exchange rate risk arising from transactions in the normal course of business.  NTIC’s principal exchange rate exposure is with the Euro, the Japanese yen, Indian Rupee, Chinese yuan, Korean won and the English pound against the U.S. dollar.  NTIC’s fees for services provided to joint ventures and dividend distributions from these foreign entities are paid in foreign currencies and thus fluctuations in foreign currency exchange rates could result in declines in NTIC’s reported net income.  Since NTIC’s investments in its joint ventures are accounted for using the equity method, any changes in foreign currency exchange rates would be reflected as a foreign currency translation adjustment and would not change NTIC’s equity in income of joint ventures reflected in its consolidated statements of income.  NTIC does not hedge against its foreign currency exchange rate risk.

Some raw materials used in NTIC’s products are exposed to commodity price changes.  The primary commodity price exposures are with a variety of plastic resins.

NTIC’s demand line of credit bears interest at a rate based on LIBOR and thus may subject NTIC to some market risk on interest rates.  As of May 31, 2010, NTIC had no borrowings under its $2,300,000 demand line of credit.

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

Principles of Consolidation and Investments in Joint Ventures

The consolidated financial statements include the accounts of Northern Technologies International Corporation, its wholly owned subsidiaries, NTI Facilities, Inc., Northern Technologies Holding Company, LLC and React-NTI LLC.  NTIC’s consolidated financial statements do not include the accounts of any of its joint ventures.

NTIC’s investments in its joint ventures are accounted for using the equity method.  NTIC assesses its joint ventures for impairment on an annual basis as of August 31 of each year as part of its fiscal year end analysis.  In addition to the annual review for impairment, NTIC reviews the operating results of each joint venture on a quarterly basis in comparison to its historical operating results.  If the operating results of a joint venture do not meet financial performance expectations, an additional evaluation is performed on the joint venture.  In addition to the annual assessments for impairment, non-periodic assessments for impairment may occur if cash remittances are less than accrued balances, a joint venture’s management requests capital or other events occur suggesting a decline in value. If an investment were determined to be impaired, then a reserve would be created to reflect the impairment on the financial results of NTIC.  NTIC’s evaluation of its investments in joint ventures requires NTIC to make assumptions about future cash flows of its joint ventures.  These assumptions require significant judgment and actual results may differ from assumed or estimated amounts.  NTIC’s investments in joint ventures were $14,960,391 as of May 31, 2010 and $14,329,122 as of August 31, 2009, respectively.  NTIC’s investments in its joint venture in Germany and its ASEAN joint venture holding company were $7,072,512 and $2,518,180, respectively, as of May 31, 2010 and $6,838,375 and $3,098,103, respectively, as of August 31, 2009.

Revenue Recognition

NTIC recognizes revenue from the sale of its products when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed and determinable and collection of the resulting receivable is reasonably assured.  These criteria are met at the time of shipment when risk of loss and title pass to the customer or distributor.

With respect to recording revenue related to fees for services provided to joint ventures, NTIC recognizes revenue related to support of joint ventures when earned, amounts are determinable and collectability is reasonably assured.  The support and services NTIC provides its joint ventures include consulting, travel, technical and marketing services to existing joint ventures, legal fees incurred in the establishment of new joint ventures, registration and promotion and legal defense of worldwide trademarks, and legal fees incurred in connection with the filing of patent applications.  Although this support and these services are continuously occurring, contractual obligation of payment by NTIC’s joint ventures related to administrative services does not occur until the joint ventures ship product from their facilities, as noted above.  Under NTIC’s agreements with its joint ventures, amounts are earned when product is shipped from joint venture facilities.  NTIC reviews the financial situation of each of its joint ventures to assist in the likelihood of collections on amounts earned.  NTIC elects to account for these fees on a cash basis for certain joint ventures when uncertainty exists surrounding the collections of such fees.

Accounts and Notes Receivable

Trade receivables arise from sales of NTIC’s products and services to NTIC’s joint ventures and to unaffiliated customers.  Trade receivables from joint ventures arise from sales NTIC makes to its joint ventures of products and the essential additives required to make ZERUST® industrial corrosion inhibiting packaging products functional.  Receivables for fees for services provided to joint ventures are contractually based on a percentage of the sales of the joint ventures and are intended to compensate NTIC for services NTIC provides to its joint ventures as, including consulting, travel, technical and marketing services to existing joint ventures, legal fees incurred in the establishment of new joint ventures, registration and promotion and legal defense of worldwide trademarks, and legal fees incurred in connection with the filing of patent applications.

Payment terms for NTIC’s unaffiliated customers are determined based on credit risk and vary by customer.  NTIC typically offers standard payments terms to unaffiliated customers of net 30 days.  Payment terms for NTIC’s joint ventures also are determined based on credit risk; however, additional consideration also is given to the individual joint venture due to the transportation time associated with ocean delivery of most products and certain other factors.  NTIC typically offers payment terms to joint ventures of net 90 days. NTIC does not accrue interest on past due accounts receivable.  NTIC reviews the credit histories of its customers, including its joint ventures, before extending unsecured credit. NTIC values accounts and notes receivable, net of an allowance for doubtful accounts. Each quarter, NTIC prepares an analysis of its ability to collect outstanding receivables that provides a basis for an allowance estimate for doubtful accounts.  In doing so, NTIC evaluates the age of its receivables, past collection history, current financial conditions of key customers and its joint ventures, and economic conditions. Based on this evaluation, NTIC establishes a reserve for specific accounts and notes receivable that it believes are uncollectible, as well as an estimate of uncollectible receivables not specifically known.  Deterioration in the financial condition of any key customer or joint venture or a significant slowdown in the economy could have a material negative impact on NTIC’s ability to collect a portion or all of the accounts and notes receivable. NTIC believes that an analysis of historical trends and its current knowledge of potential collection problems provide NTIC with sufficient information to establish a reasonable estimate for an allowance for doubtful accounts.  However, since NTIC cannot predict with certainty future changes in the financial stability of its customers or joint ventures, NTIC’s actual future losses from uncollectible accounts may differ from its estimates.  In the event NTIC determined that a smaller or larger uncollectible accounts reserve is appropriate, NTIC would record a credit or charge to selling expense in the period that it made such a determination. Accounts receivable have been reduced by an allowance for uncollectible accounts of $79,000 at May 31, 2010 and August 31, 2009.

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

Recoverability of Investments in Joint Ventures

NTIC reviews the overall performance its joint ventures on an annual basis as of August 31 as a part of its fiscal year end analysis.  The quarterly operating results of each joint venture and a comparison to historical operating results, accrual for fees for services provided to joint ventures and impairment are evaluated upon receipt of quarterly operating results from the entity.  If operating results do not meet financial performance expectations, an additional evaluation is performed on the joint venture.  In addition, non-periodic assessments of impairment may occur between annual evaluation periods if cash remittances are less than accrued balances, joint venture management requests capital or other events occur suggesting an other than temporary decline in value.

Foreign Currency Translation (Accumulated Other Comprehensive Income)

The functional currency of each international joint venture is the applicable local currency.  The translation of the applicable foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average monthly exchange rate.  Translation gains or losses are reported as an element of accumulated other comprehensive income.

NTIC conducts all foreign transactions based on the U.S. dollar, except for its investments in various foreign joint ventures.  Since NTIC’s investments in its joint ventures are accounted for using the equity method, any changes in foreign currency exchange rates would be reflected as a foreign currency translation adjustment and would not change the equity in income of joint ventures reflected in NTIC’s consolidated statement of income.

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

•      The health of the U.S. automotive industry on NTIC’s business;

•      NTIC’s dependence on the success of its joint ventures and fees and dividend distributions that NTIC receives from them;

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

•      Increased competition;

•      NTIC’s reliance upon and its relationships with its distributors, independent sales representatives and joint ventures;

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

Changes in Internal Control over Financial Reporting

There was no change in NTIC’s internal control over financial reporting that occurred during the quarter ended May 31, 2010 that has materially affected, or is reasonably likely to materially affect NTIC’s internal control over financial reporting.

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

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Equity Securities

During the three months ended May 31, 2010, NTIC did not issue any shares of its common stock or other equity securities of NTIC that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

During the three months ended May 31, 2010, NTIC did not purchase any shares of its common stock or other equity securities of NTIC.

On November 13, 2003, the Board of Directors of NTIC authorized Matthew Wolsfeld, Chief Financial Officer of NTIC, to repurchase on behalf of NTIC, up to 100,000 shares of NTIC’s common stock from time to time in accordance with applicable rules governing issuer stock repurchases.  Since being authorized, NTIC has not repurchased and retired any shares of its common stock.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.          [REMOVED AND RESERVED]

ITEM 5.          OTHER INFORMATION

Not applicable.

ITEM 6.                EXHIBITS

The following exhibits are being filed or furnished with this quarterly report on Form 10-Q:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
99.1	Revised Consolidated Statements of Operations of Northern Technologies International Corporation and Subsidiaries for the Fiscal Years ended August 31, 2009 and 2008 (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

Date: July 15, 2010	Matthew C. Wolsfeld, CPA
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized to Sign on Behalf of the Registrant)

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
QUARTERLY REPORT ON FORM 10-Q

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
99.1	Revised Consolidated Statements of Operations of Northern Technologies International Corporation and Subsidiaries for the Fiscal Years ended August 31, 2009 and 2008	Filed herewith