Form 10-K
period 2010-08-31
NORTHERN TECHNOLOGIES INTERNATIONAL CORP
filed 2010-11-23
CIK 875582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark one)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐ NO ☒

The aggregate market value of the registrant’s common stock, excluding shares beneficially owned by affiliates, computed by reference to the closing sales price at which the common stock was last sold as of February 28, 2010 (the last business day of the registrant’s second fiscal quarter) as reported by the NASDAQ Global Market on that date was $29.8 million.

As of November 15, 2010, 4,314,249 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the registrant’s Proxy Statement for its 2011 Annual Meeting of Stockholders to be held January 20, 2011.

Transitional Small Business Disclosure Format (check one):  YES ☐ NO ☒

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

ANNUAL REPORT ON FORM 10-K
FISCAL YEAR ENDED AUGUST 31, 2010

This annual report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by those sections.  For more information, see “Item 1.  Business — Forward-Looking Statements.”

As used in this report, references to “NTIC,” the “Company,” “we,” “our” or “us,” unless the context otherwise requires, refer to Northern Technologies International Corporation and its wholly owned subsidiaries, NTI Facilities, Inc., Northern Technologies Holding Company, LLC and React-NTI, LLC, and its majority owned joint venture, Zerust Prevenção de Corrosão S.A., all of which are consolidated on NTIC’s consolidated financial statements.

All trademarks, trade names or service marks referred to in this report are the property of their respective owners.

PART I

Item 1.                              BUSINESS

Overview

Northern Technologies International Corporation develops and markets proprietary environmentally beneficial products and services in over 55 countries either directly or via a network of joint ventures, independent distributors and agents.  NTIC’s primary business is corrosion prevention marketed mainly under the ZERUST® brand.  From this base, NTIC has expanded into three new business areas that have recently started to generate revenue: (1) corrosion prevention technologies specifically designed for the oil and gas industry, also marketed under the ZERUST® brand and which NTIC sells directly, as well as through joint ventures and independent agents; (2) a proprietary portfolio of bio-plastic compounds and finished products marketed under the Natur-Tec® brand, which NTIC sells directly, as well as through distributors and independent agents; and (3) technology and equipment that converts waste plastic into diesel, gasoline and heavy fractions, which is exclusively licensed and sold in North America and Asia through NTIC’s joint venture Polymer Energy, LLC.

NTIC has been selling its proprietary ZERUST® brand rust and corrosion inhibiting products and services to the automotive, electronics, electrical, mechanical, military and retail consumer markets for over 35 years.  NTIC also offers worldwide on-site technical consulting for rust and corrosion prevention issues.  In North America, NTIC markets its services and products principally to industrial users by a direct sales force as well as a network of independent distributors and agents.  NTIC’s technical service consultants work directly with the end users of NTIC’s products to analyze their specific needs and develop systems to meet their technical requirements.  In fiscal 2010, 96.0% of NTIC’s consolidated net sales were derived from the sales of ZERUST® rust and corrosion inhibiting packaging products and services.

NTIC has developed proprietary corrosion inhibiting technologies for use in the mitigation of corrosion on capital assets used in the petroleum and chemical process industries and is initially targeting the sale of these new ZERUST® products to the oil and gas industry sector.  During fiscal 2009, NTIC announced the signing of a multi-year contract between NTIC’s Brazilian joint venture (Zerust Prevenção de Corrosão S.A.) and Petroleo Brasileiro S.A. (Petrobras) to install and service proprietary corrosion protection technologies on the roofs of an initial set of aboveground oil storage tanks at the Petrobras REDUC refinery in Rio de Janeiro, Brazil.  Also during fiscal 2009, NTIC signed multiple joint research and development contracts with Petrobras’s research and development group at the Leopoldo Américo Miguez de Mello Research & Development Center (CENPES) pursuant to which the parties will undertake a 20-month Petrobras funded effort to explore, understand and resolve bottom plate corrosion issues in aboveground storage tanks. A second 12-month Petrobras sponsored project also has started aimed at field trials of certain pipeline protection technologies. These initiatives are designed to help mitigate corrosion for critical oil and gas industry infrastructure, such as storage tanks and pipelines. NTIC also is pursuing opportunities to market its ZERUST® corrosion prevention technology to other potential customers in the oil and gas industry across several countries through NTIC’s joint venture partners and other strategic partners.  During fiscal 2010, NTIC entered into agreements with Iromad VZ, LLC and GF Consulting Services LLC to provide sales and marketing services for NTIC’s oil and gas industry specific corrosion prevention technologies with a particular focus on the markets in the United States, Venezuela, Mexico and Spain.  NTIC believes the sale of its ZERUST® products to customers in the oil and gas industry will involve a long sales cycle, likely including a one- to two-year trial period with each customer and a slow integration process thereafter.

In addition to ZERUST® products and services, NTIC develops and markets a portfolio of bio-based and/or biodegradable (compostable) polymer resin compounds and finished products under the Natur-

Tec® brand.  These products are intended to reduce NTIC’s customers’ carbon footprint and provide environmentally sound disposal options.  Natur-Tec® bio-based and biodegradable plastics are manufactured using NTIC’s patented and/or proprietary technologies and are intended to replace conventional petroleum-based plastics. The Natur-Tec® bioplastics portfolio includes flexible film, foam, rigid injection molded materials and engineered plastics. Natur-Tec® biodegradable and compostable finished products include shopping and grocery bags, lawn and leaf bags, can liners, pet waste collection bags, cutlery, packaging foam and coated paper products and are engineered to be fully biodegradable in a composting environment.  NTIC’s consolidated net sales for fiscal 2010 included $572,662 in sales of Natur-Tec® products.

NTIC’s Polymer Energy LLC joint venture develops and promotes a system that uses catalytic pyrolysis to convert waste plastic (primarily polyolefins) into hydrocarbons (primarily a mix of diesels, gasoline and heavy fractions) resulting in an economically viable and environmentally responsible alternative to current methods of recycling and disposal of waste plastic.  Each unit can process up to ten tons of waste plastic per day, and the modular design allows for scalable capacity. The Polymer Energy™ process can handle plastic that is contaminated with other types of waste such as metals, glass, dirt and water and the system can tolerate up to 25% of other waste in the input waste stream. The crude output is high-grade and can be further processed in a refinery or used as an input for co-generation of electricity.

Joint Ventures

NTIC participates, either directly or indirectly, in 27 active joint venture arrangements in North America, South America, Europe, Asia and the Middle East.  Each of these joint ventures generally manufactures and markets finished products in the geographic territory to which it is assigned.  NTIC’s joint venture partners are knowledgeable in the applicable environmental, labor, tax and other requisite regulations and laws of the respective foreign countries in which they operate, as well as the local customs and business practices.

Both NTIC and NTIC’s joint venture in Germany, Excor Korrosionsschutz — Technologien und Produkte GmbH (“Excor”), through Excor’s wholly owned subsidiary Excor Korrosionsforschung GmbH, manufacture and supply joint ventures with the essential additives (“Masterbatch”) required to make ZERUST® industrial corrosion inhibiting packaging products functional.  While most of NTIC’s joint ventures exclusively sell rust and corrosion inhibiting packaging and products, NTIC also has joint ventures that manufacture, market and sell corrosion prevention solutions for the oil and gas industry and Polymer Energy™ equipment that converts waste plastic into diesel, gasoline and heavy fractions.

The following table sets forth a list of NTIC’s operating joint ventures as of November 15, 2010, the country in which the joint venture is organized and NTIC’s ownership percentage in each joint venture:

Joint Venture Name	Country	NTIC Percent (%) Ownership
TAIYONIC LTD.	Japan	50%
ACOBAL SAS	France	50%
ZERUST-NIC (TAIWAN) CORP.	Taiwan(1)	25%
EXCOR GMBH	Germany	50%
ZERUST SINGAPORE PTE. LTD	Singapore(1)	50%
ZERUST AB	Sweden	50%
ZERUST PREVENÇÃO DE CORROSÃO SA.	Brazil(2)	85%
MOSTNIC	Russia	50%
KOREA ZERUST CO., LTD.	South Korea	25%
ZERUST OY	Finland	50%
ZERUST (U.K.) LTD.	United Kingdom	50%

Joint Venture Name	Country	NTIC Percent (%) Ownership
EXCOR-ZERUST S.R.O.	Czech Republic	50%
EXCOR SP. Z.O.O.	Poland	50%
SPECIALTY — NTIA CO. LTD.	Thailand(1)	25%
TIANJIN ZERUST CO.	China(1)	25%
HARITA-NTI	India	50%
CHONG WAH-NTIA SDN. BHD.	Malaysia(1)	25%
NTIA ZERUST PHILIPPINES, INC.	Philippines(1)	50%
FIBRO NTI JOINT STOCK CO.	Turkey	50%
ZERUST CONSUMER PRODUCTS, LLC	United States	50%
POLYMER ENERGY LLC(3)	United States	62.5%
ZERUST — DNEPR	Ukraine	50%
SINGLE POINT ENERGY & ENVIRONMENT CO. LTD.	Thailand	25%
NTI-DILMUN MIDDLE EAST FZCO.	UAE	50%
PT. CHEMINDO — NTIA	Indonesia(1)	25%
LENPROMTECHNOLOGIES, LLC	Russia	50%
MUTEC GMBH	Germany(4)	44%

(1)               Indirect ownership interest through NTI ASEAN, LLC

(2)               The operating results of Zerust Prevenção de Corrosão S.A. are consolidated on NTIC’s consolidated financial statements for fiscal 2010, but not fiscal 2009.  See note 2 to NTIC’s consolidated financial statements.

(3)               Polymer Energy LLC had immaterial activity in fiscal 2010 and fiscal 2009 and is not fully consolidated on NTIC’s consolidated financial statements.

(4)               Indirect ownership through Northern Instruments Corporation LLC

NTIC typically owns a 50% ownership interest in its joint ventures.  Notwithstanding the foregoing, NTIC owns an 85% ownership interest in its joint venture in Brazil, a 65.5% ownership interest in Polymer Energy LLC and a 50% ownership interest in NTI ASEAN, LLC for its joint venture investments in the Association of Southeast Asian Nations, or ASEAN, region.  Taiyo Petroleum Gas Co. Ltd., NTIC’s existing joint venture partner in Japan, owns the remaining 50% ownership interest in NTI ASEAN, LLC.  NTIC has a 50% ownership interest in Northern Instruments Corporation LLC for its joint venture investment in Mütec GmbH in Germany.  Taiyo Petroleum Gas Co. Ltd., NTIC’s existing joint venture partner in Japan, owns the remaining 50% ownership interest in Northern Instruments Corporation LLC.  Northern Instruments Corporation LLC in turn owns 88% of Mütec GmbH.  Mütec GmbH manufactures proprietary electronic sensing instruments, which it sells through distributors as well as certain joint ventures.

NTIC’s receipt of funds as a result of sales by its joint ventures is dependent upon NTIC’s receipt of dividend distributions from the joint ventures and NTIC’s receipt of fees for services that NTIC provides to its joint ventures based primarily on the revenues of the joint ventures.  The profits of NTIC’s joint ventures are shared by the respective joint venture owners in accordance with their respective ownership percentages.  NTIC typically owns only 50% or less of its joint venture entities and thus does not control the decisions of these entities regarding whether to pay dividends and, if paid, how much they should be in any given year.  NTIC’s equity in income from its joint ventures increased 967.2% to $3,919,084 in fiscal 2010 compared to $367,238 in fiscal 2009.  NTIC provides certain services to its joint ventures, including consulting, travel, insurance, technical and marketing services to existing joint ventures, legal fees incurred in the establishment of new joint ventures, registration and promotion and legal defense of worldwide trademarks, and legal fees incurred in connection with the filing of patent applications.  NTIC recognized increased fee income for services of $4,690,450 in fiscal 2010 compared to $3,378,193 in fiscal 2009, an increase of 38.8%, primarily as a result of improved joint venture sales, which increased 37.3% to $84,973,646 during fiscal 2010 compared to $61,895,133 during fiscal 2009.  These sales by

NTIC’s joint ventures are not included in the net sales of NTIC.  NTIC incurs direct expenses related to its joint ventures and in connection with NTIC’s provision of services to its joint ventures.  Such expenses include items such as employee compensation and benefit expenses, travel expenses, consulting expenses, legal expenses and lab supplies and testing expenses.  NTIC incurred $875,869 in direct joint venture expenses in fiscal 2010 as compared to $1,427,616 in fiscal 2009, a decrease of 38.6%.

While NTIC is not aware of any specific potential risk beyond its initial investment in and any undistributed earnings of each of its joint ventures, there can be no assurance that NTIC will not be subject to lawsuits based on product liability claims or other claims arising out of the activities of its joint ventures.  To mitigate the ramifications of such an occurrence, NTIC maintains liability insurance specifically applicable to its ownership positions in its joint venture arrangements in excess of any insurance the joint ventures may maintain.

Products

NTIC derives revenues directly and/or indirectly through its joint ventures from the following product lines:

Corrosion Prevention.  96.0% of NTIC’s consolidated net sales for fiscal 2010 were derived from developing, manufacturing and marketing ZERUST® rust and corrosion inhibiting packaging products and services.  Corrosion not only damages the appearance of metal products and components but also negatively impacts their mechanical performance.  This applies to the rusting of ferrous metals (iron and steel) and the deterioration by oxidation of nonferrous metals (aluminum, copper, brass, etc.).

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

NTIC developed the first means of combining corrosion inhibiting chemical systems with polyethylene and polypropylene resins.  Combining ZERUST® chemical systems with polyethylene and polypropylene resins permitted NTIC to introduce a line of packaging products in the form of low and high density polyethylene bags and shroud film, stretch, shrink, skin and bubble cushioning film, woven scrim, foam sheeting, profile and corrugated board, thermoformed dunnage trays and bins, injection and blow molded products and flat netting, thereby giving packaging engineers an opportunity to ship and store ferrous, nonferrous and mixed multi-metal products in a clean, dry and corrosion-free condition, with an attendant overall savings in total packaging cost.

NTIC’s corrosion prevention products also include a line of several diffusers, such as ZERUST ICT® Vapor Capsules, ZERUST ICT® Plastabs® and ZERUST ICT® Cor-Tabs®, which protect metal surfaces within the distance of a certain specified “radius of protection.”  This product line also includes items such as ZERUST® gun cases and car covers, which are targeted at retail consumers.

NTIC has developed additives in liquid form to imbue corrugated cardboard, solid fiber and chipboard packaging materials with corrosion protection properties.  Additionally, NTIC provides a line of metal surface treatment liquids, which are oil, water and bio-solvent based, marketed under the Axxatec,™ Axxanol™ and Z-Maxx brand names.  NTIC also sells rust removal products designed to recover rusty parts by replacing labor-intensive, abrasive cleaners that damage surfaces and fail to remove rust from small gear teeth and other difficult to reach areas under the ICT® and Axxaclean™ brand names.

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

Corrosion Prevention for the Oil and Gas Industry.  NTIC has developed proprietary corrosion inhibiting technologies for use in the mitigation of corrosion in capital assets used in the petroleum and chemical process industries and is initially targeting the sale of these new ZERUST® products to the oil and gas industry sector.  NTIC’s consolidated net sales for fiscal 2010 included $774,928 in sales to the oil and gas industry sector. The infrastructure that supports the oil and gas industry is typically constructed using metals that are highly susceptible to corrosion.  The industrial environment at these facilities usually contains compounds, including sulfides and chlorides, which cause aggressive corrosion.  This problem affects pipelines, petroleum storage tanks, spare parts in long-term storage, process and other critical equipment.  Based, in part, on a study by CC Technologies Laboratories, Inc., with support from the U.S. Federal Highway Administration and NACE International, NTIC believes that the annual cost of corrosion in the oil and gas industry and process chemical industries in the United States alone is estimated to be nearly $20 billion.  Besides the losses due to lowered production, there are significant costs incurred that are attributed to replacement of parts and structures, maintenance and repairs, product loss, etc.  In addition, there are also considerable health, safety and environmental risks that can greatly increase the losses due to corrosion.  NTIC believes that its ZERUST® oil and gas corrosion prevention solutions will minimize maintenance downtime on critical oil and gas industry infrastructure, extend the life of such infrastructure and reduce the risk of environmental pollution due to corrosion leaks.

NTIC’s corrosion prevention products for the oil and gas industry include ZERUST® Flange Savers,™ ZERUST® ReCAST-R VCI Dispensers and ZERUST ICT® Vapor Capsules in addition to many of the traditional ZERUST® packaging application products.

ZERUST® Flange Savers™ are specially designed covers that have been impregnated with a proprietary ZERUST® inhibitor formulation that provide corrosion protection for flanges, valves and welded joints.  Oil and gas pipeline segments are connected by flanges and welded joints of varying sizes, designs and materials.  These connection points often corrode under aggressive industrial environments and harsh operating conditions, thereby causing costly operational and safety problems.  ZERUST® Flange Savers™ are available in various sizes to accommodate different pipe diameters, pressure ratings and international standards for pipeline valves and flanges.

ZERUST® ReCAST-R VCI Dispensers protect the interior surfaces of aboveground storage tank roofs by delivering proprietary inhibitor formulations into the vapor space between the surface of the product and the tank roof.  Certain grades of oil that contain sulphur emit corrosive, sour gas vapors that destroy the internal surfaces of aboveground storage tank roofs and their support structures above the product layer.  Aggressive pitting and crevice corrosion create holes in the tank tops that cause unsafe operating conditions and environmental problems.  Internal tank coatings decrease surface corrosion but have proven to be ineffective in preventing dangerous pitting and crevice corrosion, especially in the interstitial spaces between the roof and support structures.  The ZERUST® ReCAST-R solution is designed to extend the service life of a single tank roof to 25 years and beyond by forming a protective layer that prevents corrosion in highly aggressive environments.  Each system is tailored to a customer’s requirements, depending upon specific environmental conditions, product stored, tank diameter and type of metal and can be applied on both new and existing tank roofs.

ZERUST® oil and gas solutions also include ZERUST ICT® Vapor Capsules, which are diffusers that are used in several other industries and protect metal surfaces, such as automation systems, electrical control boxes, retail fuel pump meters, connectors, contacts, relays, switches and printed circuit boards, within the distance of a certain specified “radius of protection.”

NTIC is also pursuing opportunities to market its ZERUST® oil and gas solutions to other targeted potential customers in the oil and gas industry across several countries through NTIC’s joint venture partners and other strategic partners.  During fiscal 2010, NTIC entered into agreements with Iromad VZ, LLC and GF Consulting Services LLC to provide sales and marketing services for NTIC’s oil and gas industry specific corrosion prevention technologies with a particular focus on the markets in the United States, Venezuela, Mexico and Spain.  NTIC believes the sale of its ZERUST® products to customers in the oil and gas industry will involve a long sales cycle, likely including a one- to two-year trial period with each customer and a slow integration process thereafter.

Bio-Plastics.  NTIC manufactures and sells a range of bio-based and biodegradable (compostable) polymer resin compounds and products under the Natur-Tec® brand. NTIC’s consolidated net sales for fiscal 2010 included $572,662 in sales of Natur-Tec® products.  In recent years, a combination of market drivers such as volatile petroleum prices, a desire to reduce dependence on foreign oil, increased environmental and sustainability awareness at the corporate and consumer level, improved technical properties and product functionality and favorable regulations banning the use of traditional, petroleum-based plastics, have led to increased interest in sustainable, renewable resource based and compostable alternatives to traditional plastics.  The term “bio-plastics” encompasses a broad category of plastics that are either bio-based (i.e. derived from renewable resources such as corn or cellulosic/plant material or blends thereof) or are plastics that are engineered to be fully biodegradable/compostable.  According to Freedonia Research, the market for bio-plastic resins worldwide is estimated at $1 billion and is projected to grow to over $2.6 billion by 2013.

Natur-Tec® biopolymer resins are produced using NTIC’s proprietary and patent pending ReX Process. In this process, biodegradable polymers, natural polymers made from renewable resources, and organic and inorganic materials are reactively blended in the presence of proprietary compatibilizers and polymer modifiers to produce bio-based/biodegradable polymer resin formulations that exhibit unique and stable morphology.  Natur-Tec® polymer resins are engineered for high performance, ease of processing and reduced cost compared to most other bioplastic materials, and can be processed by converters using conventional manufacturing processes and equipment.  Natur-Tec® biopolymer resins are available in several grades tailored for a variety of applications, such as blown-film extrusion, extrusion coating, injection molding and rigid, engineered plastics.  Natur-Tec® biodegradable and compostable polymer resins and all products made thereof meet requirements of international standards for compostable plastics such as ASTM D6400 (U.S.) and EN 13432 (Europe), and are certified as 100% biodegradable and compostable by the Biodegradable Products Institute in the U.S.  The finished products include totally biodegradable compost and trash bags, agricultural film and other single-use disposable products, such as compostable cutlery, food and consumer goods packaging.  In addition, NTIC develops a line of renewable resource based resin compounds for durable engineering plastics applications, such as automotive and industrial plastics.

Conversion of Waste Plastic to Fuel.  NTIC’s Polymer Energy LLC joint venture markets and sells a system that uses catalytic pyrolysis to convert waste plastic (primarily polyolefins) into hydrocarbons (primarily a mix of diesels, gasoline and heavy fractions) resulting in an economically viable and environmentally responsible alternative to current methods of recycling and disposal of waste plastic. The Polymer Energy™ system is modular by design and is suited for distributed processing of waste plastic. Each unit can process up to ten tons of waste plastic per day, and the modular design allows for easily scalable capacity. The Polymer Energy™ process can handle plastic that is contaminated with other types of waste such as metals, glass, dirt and water.  The system can tolerate up to 25% of other waste in the input waste stream. As a result, the waste plastic does not need to be pre-sorted, cleaned or dried prior to processing, which significantly reduces the overall cost of operation. The output crude oil mix is high-grade and can be further processed in a refinery or used as an input for co-generation of electricity.  Each module can process up to approximately 2,100 tons of waste plastic annually into approximately 11,500 barrels of oil.

NTIC, through Polymer Energy LLC, a joint venture in which NTIC has a 62.5% ownership interest has an exclusive license to market the technology in countries in Asia and North America.  As August 31, 2010, Polymer Energy LLC had installed two units in Thailand and one in India.

Electronic Measuring Instruments.  NTIC’s Mütec GmbH joint venture develops, manufactures and sells proprietary electronics components including signal converters, Input-Output interfaces, bulk goods property measurement instruments, and process sensor technologies.

Manufacturing

NTIC’s proprietary ZERUST® additives and products are produced according to NTIC’s specifications primarily by selected contractors and joint ventures under trade secrecy agreements and/or license agreements.  NTIC also contracts with various third parties to manufacture its Natur-Tec® products.

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

Sales, Marketing and Distribution

In the United States, NTIC markets its ZERUST® products, including its products designed for the oil and gas industry, principally to industrial users by a direct sales force and through a network of independent distributors, manufacturer’s sales representatives and agents.  With respect to its oil and gas business, in January 2010, NTIC announced that it has engaged Iromad VZ, LLC to provide sales and marketing services for NTIC’s oil and gas industry specific corrosion prevention technologies with a particular focus on the markets in Venezuela and the United States, and in February 2010, NTIC announced that it had entered into a similar agreement with GF Consulting Services LLC, a member of GF International Group, with a particular focus on the markets in Mexico and Spain. NTIC’s technical service consultants work directly with the end users of NTIC’s products to analyze their specific needs and develop systems to meet their technical requirements.  As of August 31, 2010, NTIC (excluding its Brazilian joint venture) had approximately 12 employees selling ZERUST® products, including four employees dedicated to the sale of ZERUST® products to the oil and gas industry products, and several independent distributors and manufacturer’s sales representatives marketing its ZERUST® products in addition to Iromad and GF Consulting Services.

NTIC sells its Natur-Tec® products through a network of over 20 distributors and independent manufacturer’s sales representatives.  As of August 31, 2010, NTIC had two employees selling Natur-Tec® products.

Internationally, NTIC has entered into several joint venture and similar arrangements with foreign partners (either directly or through a holding company).  Pursuant to these arrangements, NTIC and/or Excor, NTIC’s joint venture in Germany, supply certain proprietary additives to NTIC’s foreign joint venture entities, which, in turn, provide for the international manufacture and marketing of ZERUST® and other finished products.  NTIC receives fees for providing technical support, marketing assistance and other services to its joint ventures based primarily on the revenues of the joint ventures in accordance with the terms of the joint venture arrangements.  Such services include consulting, insurance, technical and marketing services to existing joint ventures, legal fees incurred in the establishment of new joint ventures, registration and promotion and legal defense of worldwide trademarks, and legal fees incurred in connection with the filing of patent applications.

Competition

While NTIC is unaware of any third parties with which NTIC competes on a worldwide basis with respect to its corrosion prevention products, NTIC does compete with several third parties on a regional basis.  NTIC evaluates competing products on an ongoing basis.  Some of NTIC’s competitors are established companies that may have financial, marketing and other resources substantially greater than those of NTIC.  As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or devote greater resources to the promotion and sale of their products than NTIC can.  With respect to its corrosion prevention products, NTIC competes on the basis of price, product innovation, quality and reliability, product support and customer service and reputation.  Most of NTIC’s competitors have attempted to commoditize NTIC’s corrosion prevention packaging products thereby pressuring NTIC to compete at least in part on the basis of price.  Some of these companies may have achieved significant market acceptance of their competing products and brand recognition.  NTIC, however, believes it has an advantage over most of its competitors as a result of NTIC’s technical innovation and its value added service.  NTIC attempts to provide its customers with the highest level of technical service and applications engineering in addition to the ZERUST® rust and corrosion inhibiting packaging.

With respect to NTIC’s corrosion prevention technology for use in the oil and gas industry, NTIC is not aware of any specific competitors with the same or similar technology.

With respect to NTIC’s bio-plastics products, NTIC competes with several established companies that have been producing and selling similar products for a significantly longer time period, have significantly more sales and substantial financial and other resources than NTIC.  In addition to performance, NTIC competes on the basis of price; and therefore, NTIC’s margins on its bio-plastics products are smaller than its margins on its ZERUST® products.  NTIC also competes on the basis of supply for the resins used to manufacture NTIC’s bio-plastics products since there are a limited number of suppliers of such resins and limited capacity for their production.

With respect to NTIC’s plastics to fuel oil conversion technology, NTIC is aware of a few entities that have pilot plants or are in the research and development phase.

Research and Development

NTIC’s research and development activities are directed at improving existing products, developing new products and improving quality assurance through improved testing of NTIC’s products.  NTIC’s joint venture in Germany, Excor, has established a wholly owned subsidiary, Excor Korrosionsforschung GmbH, to conduct research into new fields of corrosion inhibiting packaging and the applications engineering of such products in conjunction with NTIC’s domestic research and development operations.  NTIC’s internal research and development activities are conducted at its facilities located in Circle Pines, Minnesota; Beachwood, Ohio; Dresden, Germany; and Chennai, India under the direction of internationally known scientists and research institutes under exclusive contract to NTIC with respect to the subject of their respective research efforts.  NTIC’s research and development activities in Minnesota, Ohio, Germany and India, along with NTIC’s research and development efforts conducted with the expert support of Ramani Narayan, Ph.D.,  a current director of NTIC, frequently result in the development of intellectual property rights for NTIC.  NTIC spent $3,333,683 in fiscal 2010 and $3,024,205 in fiscal 2009 in connection with its research and development activities.  NTIC anticipates that it will spend between $3,300,000 and $3,500,000 in fiscal 2011 on research and development activities.  These amounts are net of reimbursements related to the awarding of multiple research and development contracts.  Such reimbursements totaled $600,023 and $0 for fiscal 2010 and fiscal 2009, respectively.

NTIC was awarded two National Science Foundation (NSF) awards last year — one in June 2009 as a Phase I Small Business Technology Transfer (STTR) grant for $150,000 on Advanced PLA Materials for biobased and biodegradable products. The second in September 2009 as a Phase I Small Business Innovation Research grant for an additional $150,000 on “Biobased coatings for corrosion protection.” The projects were completed in June 2010 and have helped NTIC develop biobased technologies for new innovative applications in the ZERUST® and Natur-Tec® business areas. The research and technology development was conducted in collaboration with Michigan State University. NTIC plans to use modified polylactic acid (PLA) chemistries developed at Michigan State University to expand its product portfolio with enhanced solutions for bioplastics packaging. NTIC intends to apply for Phase II grants in January 2011 for further development and commercialization of these technologies, which if granted could potentially result in up to $1,000,000 in additional funding to NTIC.

In June 2010, NTIC was awarded additional money from the U.S. Department of Defense for a Phase I Small Business Innovation Research contract worth $70,000 to develop Non-plastic Marine Biodegradable Waste Bags. NTIC will be collaborating with the U.S. Army Natick labs and Michigan State University on this project. NTIC has successfully commercialized trash bags and bin-liners under the brand name of Natur-Bag® that can be disposed of in industrial composting sites. Successful completion of this project would expand NTIC’s current portfolio of innovative and environmentally friendly products.

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

In addition to seeking patent protection, NTIC maintains an extensive portfolio of trademarks in countries where NTIC has a joint venture presence.  NTIC continuously pursues new trademark applications of strategic interest worldwide.  NTIC owns the following U.S. registered trademarks: NTI®, NTI & Globe Design, ZERUST®, EXCOR®, ICT®, Z-CIS®, COR TAB®, PLASTABS®, MATCH-TECH®, COR/SCI®, NIC®, NATUR-TEC®, NATUR-TEC & Design®.  NTIC also has a registered trademark on the use of the Color Yellow with respect to corrosion inhibiting packaging. In addition, NTIC has applied for the following new trademarks in the U.S.: Polymer Energy™ and Polymer Energy Logo™.  Furthermore, NTI®, ZERUST®, The ZERUST People®, EXCOR®, the Color Yellow®, NTI ASEAN®, COR/SCI®, Polymer Energy® and Polymer Energy Logo® as well as other marks have been registered in the European Union with several new applications pending.

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

Backlog

NTIC had an order backlog of $342,000 as of August 31, 2010 compared to $325,000 as of August 31, 2009.  These are orders that are held by NTIC pending release instructions from the customers to be used in just-in-time production.  Customers generally place orders on an “as needed” basis and expect delivery within a relatively short period of time.

Availability of Raw Materials

NTIC generally does not carry excess quantities of raw materials or purchased parts because of widespread availability for such materials and parts from various suppliers.  Although there are a limited number of suppliers of the resins used to manufacture NTIC’s bio-plastics products and limited capacity for their production, NTIC has not experienced any issue in obtaining any necessary resins.

Employees

As of August 31, 2010, NTIC had 54 full-time employees located in the United States, consisting of 18 in sales and marketing, 15 in research and development and lab, 10 in administration, 10 in production and one responsible for international coordination.  As of August 31, 2010, NTIC’s Brazilian joint venture, the operations of which are consolidated on NTIC’s consolidated financial statements, had 6 full-time employees.  There are no unions representing NTIC’s employees and NTIC believes that its relations with employees are good.

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

Forward-Looking Statements

This report contains or incorporates by reference not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by those sections.  In addition, NTIC or others on its behalf may make forward-looking statements from time to time in oral presentations, including telephone conferences and/or web casts open to the public, in press releases or reports, on NTIC’s Internet web sites or otherwise.  All statements other than statements of historical facts included in this report that address activities, events or developments that NTIC expects, believes or anticipates will or may occur in the future are forward-looking statements including, in particular, the statements about NTIC’s plans, objectives, strategies and prospects regarding, among other things, its financial condition, results of operations and business.  NTIC has identified some of these forward-looking statements with words like “believe,” “may,” “could,” “would,” “might,” “forecast,” “possible,” “potential,” “project,” “will,” “should,” “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate,” “approximate” or “continue” and other words and terms of similar meaning.  The use of future dates is also an indication of a forward-looking statement.  Forward-looking statements may be contained in the notes to NTIC’s consolidated financial statements and elsewhere in this report, including under the heading “Part II.  Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

NTIC wishes to caution readers not to place undue reliance on any forward-looking statement that speaks only as of the date made and to recognize that forward-looking statements are predictions of future results, which may not occur as anticipated.  Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described under the heading “Item 1A.  Risk Factors” below, as well as others that NTIC may consider immaterial or does not anticipate at this time.  Although NTIC believes that the expectations reflected in its forward-looking statements are reasonable, NTIC does not know whether its expectations will prove correct.  NTIC’s expectations reflected in its forward-looking statements can be affected by inaccurate assumptions NTIC might make or by known or unknown risks and uncertainties, including those described below under the heading “Item 1A. Risk Factors.”  The risks and uncertainties described under the heading “Item 1A. Risk Factors” below are not exclusive and further information concerning NTIC and its business, including factors that potentially could materially affect its financial results or condition, may emerge from time to time.  NTIC assumes no obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.  NTIC advises stockholders and investors to consult any further disclosures NTIC may make on related subjects in its annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K that NTIC files with or furnishes to the Securities and Exchange Commission.

Item 1A.                     RISK FACTORS

The following are the most significant factors known to NTIC that could materially adversely affect its business, financial condition or operating results.

Adverse worldwide economic conditions have and may continue to adversely affect NTIC’s business, operating results and financial condition.

The U.S. and other global economies have experienced adverse economic conditions that have affected all sectors of the economy, resulting in declines in economic growth and consumer confidence, increases in unemployment rates and uncertainty about economic stability.  Global credit and financial markets also have experienced disruptions, including diminished liquidity and credit availability and rapid fluctuations in market valuations.  NTIC’s business has been affected by these conditions and is likely to be affected by them in the future, and there is no certainty that recent improvements in economic conditions will continue, or that economic conditions will not deteriorate further.  These uncertainties affect businesses such as NTIC’s in a number of ways, making it difficult to accurately forecast and plan its future business activities.  For example, the ability of NTIC’s customers to borrow money from their existing lenders or to obtain credit from other sources to purchase NTIC’s products has been and may continue to be impaired.  In addition, although NTIC maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers, distributors and joint ventures to make required payments and such losses historically have been within NTIC’s expectations and the provisions established, NTIC cannot guarantee that it will continue to experience the same loss rates that it has in the past, especially in light of continued weaknesses in the worldwide economy.  A significant change in the liquidity or financial condition of NTIC’s customers, distributors or joint ventures could cause unfavorable trends in NTIC’s receivable collections and additional allowances may be required, which could adversely affect NTIC’s operating results.  In addition, weaknesses in the worldwide economy may adversely impact the ability of suppliers to provide NTIC with materials and components, which could adversely affect NTIC’s business and operating results.  NTIC is unable to predict the prospects for a global economic recovery, but the longer the duration of such adverse and uncertain economic conditions, the greater the risks NTIC faces in operating its business.

Although the automotive industry in the United States experienced a recovery in sales during fiscal 2010 compared to fiscal 2009, continued weakness in the U.S. and global economy could lead to another downturn in automotive sales and result in decreased demand for NTIC’s ZERUST®  products and adversely affect NTIC’s net sales and its other operating results.

During fiscal 2010, 96.0% of NTIC’s net sales were derived from sales of NTIC’s ZERUST® rust and corrosion inhibiting packaging products and services.  A significant portion of these products and services were sold to customers in the automotive industry and to a lesser extent customers in the electronics, electrical, mechanical, military and retail consumer markets.  Although the U.S. automotive industry experienced a recovery from the downturn in sales during fiscal 2009, there is no guarantee that such recovery will continue, particularly in light of the current weakness in the U.S. and global economy and the possibility of a “double-dip” recession.  If another downturn in automotive sales occurs, it may result in an adverse effect on NTIC’s net sales and its other operating results.  While NTIC intends to increase marketing efforts of its ZERUST® products and services to customers in other target industries, no assurance can be provided that NTIC will be successful in doing so or will recognize increased sales from such other target markets.

NTIC’s liquidity and financial position rely on the receipt of fees for services provided to its joint ventures and dividend distributions from its joint ventures. No assurance can be provided that NTIC will continue to receive such fees and dividend distributions in amounts NTIC historically has received or anticipates to receive.

NTIC conducts business, either directly or indirectly, through 27 active joint venture arrangements in North America, South America, Europe, Asia and the Middle East.  Each of these joint ventures manufactures, markets and sells finished products in the geographic territory that it is assigned. NTIC’s receipt of funds as a result of sales by its joint ventures is dependent upon NTIC’s receipt of fees for services that NTIC provides to its joint ventures based primarily on the revenues of the joint ventures and NTIC’s receipt of dividend distributions from the joint ventures based on the profitability of the joint ventures.  NTIC’s liquidity and financial position rely on NTIC’s receipt of fees for services that NTIC provides to its joint ventures and dividend distributions from its joint ventures.  During fiscal 2010, NTIC received $4,690,450 in fees and $840,996 in dividend distributions from its joint ventures.  During fiscal 2009, NTIC received $3,378,193 in fees and $2,589,887 in dividend distributions from its joint ventures.  Because NTIC typically owns only 50% or less of each of its joint venture entities, NTIC does not control the decisions of these entities regarding whether to pay dividends and, if paid, how much they should be in any given year.  Thus, NTIC cannot guarantee that any of its joint ventures will pay dividends in any given year.  The failure of NTIC’s joint ventures to declare dividends or the failure to receive fees for services in amounts typically expected by NTIC could adversely affect NTIC’s liquidity and financial position.

NTIC has invested and intends to invest additional research and development and marketing efforts and resources into its new businesses, such as the application of its corrosion prevention technology into the oil and gas industry, its Natur-Tec® bioplastics products and its plastic recycling technology.  No assurance can be provided, however, that NTIC’s investments in such new businesses will be successful and result in additional revenue.

In an effort to increase net sales, NTIC has expanded the marketing of its corrosion prevention solution products into the oil and gas industry, and expanded its product lines to include other products, such as biodegradable and compostable plastics and plastic recycling technology.  The majority of NTIC’s research and development expense in fiscal 2010 was spent in connection with research and development activities related to its new businesses.  NTIC expects to continue to invest additional research and development and marketing efforts and resources into these businesses.  No assurance can be provided, however, that such efforts and investments into these new businesses will be successful or that NTIC will be successful in obtaining additional revenue from these new businesses.

NTIC’s new businesses may require additional capital in the future, which may not be available or may be available only on unfavorable terms.  In addition, any equity financings may be dilutive to NTIC’s stockholders.

The expansion of NTIC’s corrosion prevention solution products into the oil and gas industry, and the expansion of NTIC’s product lines to include other products, such as biodegradable and compostable plastics and plastic recycling technology, will continue to require significant resources during fiscal 2011 and beyond.  To the extent that NTIC’s existing capital, including amounts available under its demand line of credit or other then existing financing arrangements, is insufficient to meet these requirements, NTIC may raise additional capital through financings or additional borrowings. Any equity or debt financing, if available at all, may be on terms that are not favorable to NTIC and any equity financings could result in dilution to NTIC’s stockholders.

NTIC’s new businesses are risky and may not prove to be successful, which could harm NTIC’s operating results and financial condition.

NTIC is undertaking the expansion of its corrosion prevention solution products into the oil and gas industry and the expansion of its products lines to include others products, such as biodegradable and compostable plastics and plastic recycling technology, either directly or through joint ventures.  Such new businesses are risky and subject to all of the risks inherent in the establishment of a new business enterprise, including:

•                   the absence of a significant operating history;

•                   the lack of commercialized products;

•                   the lack of market acceptance of new products;

•                   expected substantial and continual losses for such businesses for the foreseeable future;

•                   the lack of manufacturing experience and limited marketing experience;

•                   an expected reliance on third parties for the manufacture and commercialization of some of the proposed products;

•                   a competitive environment characterized by numerous, well-established and well-capitalized competitors;

•                   insufficient capital and other resources; and

•                   reliance on key personnel.

For example, with respect to NTIC’s bio-plastics business marketed under the Natur-Tec® brand, NTIC anticipated greater demand for its Natur-Tec® products than it experienced during the past couple of fiscal years.  Accordingly, NTIC had been unable to sell its Natur-Tec® inventory at the times and prices and in the volumes that NTIC initially anticipated.  As a result, NTIC recorded a $360,577 write-down of its Natur-Tec® inventory during fourth quarter of fiscal 2010 to its market value, which adversely affected NTIC’s cost of goods sold for fiscal 2010.  The Natur-Tec® raw material and finished goods inventory was purchased and manufactured previously when the base resins were significantly more expensive.  As of August 31, 2010, $1,191,055 of Natur-Tec® inventory remained on NTIC’s consolidated balance sheet.  If NTIC is unable to sell its remaining Natur-Tec® inventory at the times and prices and in the volumes at which it currently anticipates, future additional write-downs may be necessary, which would again adversely affect NTIC’s cost of goods sold.

Disruptions in the global financial markets could impact the ability of NTIC’s counterparties and others to perform their obligations to NTIC and NTIC’s ability to obtain any additional future financing if needed or desired.

Disruptions in the global financial markets, including the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States and other governments and the related liquidity crisis, have disrupted the credit and capital markets.  NTIC’s credit risk consists of cash and cash equivalents, short-term investments, trade receivables, lending commitments and insurance relationships in the ordinary course of business.  NTIC places cash, cash equivalents and short-term investments with high quality financial institutions, which NTIC monitors regularly and takes action where possible to mitigate risk.  NTIC does not hold investments in auction rate securities, mortgage backed securities, collateralized debt obligations, individual corporate bonds, special investment vehicles or any other investments which have been directly impacted by the worldwide financial crisis.  NTIC’s insurance programs are with carriers that remain highly rated and NTIC has no significant pending claims.  However, disruptions in the credit and capital markets could cause NTIC’s counterparties and others to breach their obligations or commitments to NTIC under NTIC’s contracts with them.  To date, NTIC’s demand line of credit with PNC Bank remains available to NTIC.  However, in the event NTIC needed or desired additional financing, NTIC may be unable to obtain it by borrowing money in the credit markets and/or raising money in the capital markets.

A significant portion of NTIC’s earnings is the result of NTIC’s income from its international joint ventures.  NTIC’s international business conducted primarily through its joint ventures requires management attention and financial resources and exposes NTIC to difficulties and risks presented by international economic, political, legal, accounting and business factors.

NTIC sells products and services directly and via a network of joint ventures, independent distributors, manufacturer’s sales representatives and agents in over 55 countries, including countries in North America, South America, Europe, Asia and the Middle East.  One of NTIC’s strategic objectives is the continued expansion of its international operations.  The expansion of NTIC’s existing international operations and entry into additional international markets require management attention and financial resources.

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

Many of the countries in which NTIC sells its products directly or indirectly through its joint ventures, distributors, representatives and agents are, to some degree, subject to political, economic and/or social instability.  NTIC’s international operations expose NTIC and its joint venture partners, distributors, representatives and agents to risks inherent in operating in foreign jurisdictions.  These risks include:

•                   difficulties in managing and staffing international operations and the required infrastructure costs including legal, tax, accounting and information technology;

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

•                   pricing pressure that NTIC or its joint ventures, distributors, representatives and agents may experience internationally;

•                   laws and business practices favoring local companies;

•                   currency exchange rate fluctuations;

•                   longer payment cycles and difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;

•                   difficulties in enforcing or defending intellectual property rights;

•                   multiple, changing and often inconsistent enforcement of laws and regulations; and

•                   the potential payment of U.S. income taxes on certain earnings of joint ventures upon repatriation.

Failure to comply with the U.S. Foreign Corrupt Practices Act could subject NTIC to, among other things, penalties and legal expenses that could harm its reputation and have a material adverse effect on its business, financial condition and results of operations.

NTIC is subject to the U.S. Foreign Corrupt Practices Act, or the FCPA, which generally prohibits covered entities and their intermediaries from engaging in bribery or making other prohibited payments to foreign officials for the purpose of obtaining or retaining business or other benefits.  In addition, the FCPA imposes accounting standards and requirements on publicly traded U.S. corporations and their foreign affiliates, which are intended to prevent the diversion of corporate funds to the payment of bribes and other improper payments, and to prevent the establishment of “off books” slush funds from which such improper payments can be made.  NTIC also is subject to similar anticorruption legislation implemented in Europe under the Organization for Economic Co-operation and Development’s Convention on Combating Bribery of Foreign Public Officials in International Business Transactions.  NTIC and its joint ventures, distributors, independent representatives and agents operate in a number of jurisdictions that pose a high risk of potential violations of the FCPA and other anticorruption laws, based on measurements such as Transparency International’s Corruption Perception Index, and NTIC utilizes a number of joint ventures, distributors, independent representatives and agents for whose actions NTIC could be held liable under the FCPA. NTIC informs its personnel, joint ventures, distributors, independent representatives and agents of the requirements of the FCPA and other anticorruption laws, including, but not limited to their reporting requirements.  NTIC also has developed and will continue to develop and implement systems for formalizing contracting processes, performing due diligence on agents and improving its recordkeeping and auditing practices regarding these regulations. However, there is no guarantee that NTIC’s employees, joint ventures, distributors, independent representatives or other agents have not or will not engage in conduct undetected by NTIC’s processes and for which NTIC might be held responsible under the FCPA or other anticorruption laws.

If NTIC’s employees, joint ventures, distributors, third-party sales representatives or other agents are found to have engaged in such practices, NTIC could suffer severe penalties, including criminal and civil penalties, disgorgement and other remedial measures, including further changes or enhancements to its procedures, policies and controls, as well as potential personnel changes and disciplinary actions.  The

Securities and Exchange Commission is currently in the midst of conducting an informal investigation of numerous companies over potential violations of the FCPA.  Although NTIC does not believe it is currently a target, any investigation of any potential violations of the FCPA or other anticorruption laws by U.S. or foreign authorities also could have an adverse impact on NTIC’s business, financial condition and results of operations.

Certain private and foreign companies, including some of NTIC’s competitors, are not subject to prohibitions as strict as those under the FCPA or, even if subjected to strict prohibitions, such prohibitions may be laxly enforced in practice.  If NTIC’s competitors engage in corruption, extortion, bribery, pay-offs, theft or other fraudulent practices, they may receive preferential treatment from personnel of some companies or from government officials, giving NTIC’s competitors an advantage in securing business and which would put NTIC at a disadvantage.

Fluctuations in foreign currency exchange rates could result in declines in NTIC’s earnings (if any) and changes in NTIC’s foreign currency translation adjustments.

Because the functional currency of NTIC’s foreign operations and investments in its foreign joint ventures is the applicable local currency, NTIC is exposed to foreign currency exchange rate risk arising from transactions in the normal course of business.  NTIC’s principal exchange rate exposure is with the Euro, the Japanese yen, Indian Rupee, Chinese yuan, Korean won and the English pound against the U.S. dollar.  NTIC’s fees for services provided to its joint ventures and dividend distributions from these foreign entities are paid in foreign currencies and thus fluctuations in foreign currency exchange rates could result in declines in NTIC’s earnings (if any).  Since NTIC’s investments in its joint ventures are accounted for using the equity method, any changes in foreign currency exchange rates would be reflected as a foreign currency translation adjustment and would not change NTIC’s equity in income of joint ventures reflected in its consolidated statements of operations.  NTIC does not hedge against its foreign currency exchange rate risk.

NTIC breached a financial covenant under the note governing its term loan obtained in connection with the purchase of its corporate headquarters and as a result the bank could demand the entire amount outstanding under the note immediately due and payable in full, which could have a material adverse effect on NTIC’s financial position and liquidity.

NTIC has certain covenants related to its term loan with PNC Bank. For example, NTIC is subject to a minimum debt service coverage ratio of 1.0:1.0.  Under such covenant, NTIC shall not, as of the last day of any fiscal year, suffer or permit the ratio of the aggregate of (a) its net income for that period, plus (b) its interest expense for that period, plus (c) its federal, state, and local income taxes, if any, for that period, plus (d) its depreciation and amortization charges for that period to the aggregate of (i) its interest expense for that period, plus (ii) its unfunded investments (net after trade-ins, if any) in fixed and capital assets and leasehold improvements during that period, plus (iii) all dividends/withdrawals (other than any made to one or more other members of its reporting group) paid by members of its reporting group during that period, plus (iv) an amount equal to the aggregate of all payments required to be made on all indebtedness for borrowed money, purchase money indebtedness and with respect to capitalized lease obligations by members of its reporting group during the period of 12 consecutive months next succeeding the fiscal year in question to be less than 1.0:1.0. At August 31, 2009 and 2010, NTIC failed to meet this financial covenant. Although PNC Bank waived the covenant violation as of August 31, 2009, NTIC has not sought and/or obtained a waiver of any subsequent covenant violations from the bank.  As a result, an event of default occurred under the note and the bank has the right in its discretion, by giving written notice to NTIC, to declare the amount outstanding under the note immediately due and payable in full. As a result, NTIC classified all amounts outstanding with the bank as current liabilities on NTIC’s consolidated balance sheets.

NTIC’s compliance with U.S. generally accepted accounting principles and any changes in such principles might adversely affect NTIC’s operating results and financial condition.  Any requirement to consolidate NTIC’s joint ventures or subject them to compliance with the internal control provisions of the Sarbanes-Oxley Act of 2002 could adversely affect NTIC’s operating results and financial condition.

If there were a change in accounting rules and NTIC were required to fully consolidate its joint ventures or if NTIC’s joint ventures otherwise would be required to be consolidated with NTIC to be in compliance with the internal control provisions of the Sarbanes-Oxley Act of 2002, NTIC and the individual joint venture would incur significant additional costs.  In addition, other accounting pronouncements issued in the future could have a material cost associated with NTIC’s implementation of such new accounting pronouncements.

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

NTIC relies on its joint ventures, distributors, manufacturer’s sales representatives and other agents to market and sell its products.

In addition to its direct sales force, NTIC relies on its joint ventures, distributors, manufacturer’s sales representatives and other agents to market and sell its products in the United States and internationally.  NTIC’s joint ventures, distributors, manufacturer’s sales representatives and other agents might terminate their relationship with NTIC, or devote insufficient sales efforts to NTIC’s products.  NTIC does not control its joint ventures, distributors, manufacturer’s sales representatives and other agents and they may not be successful in implementing NTIC’s marketing plans.  NTIC’s failure to maintain its existing relationships with these entities, or its failure to recruit and retain additional skilled joint venture partners, distributors, manufacturer’s sales representatives and other agents could have an adverse effect on NTIC’s operations.

NTIC has limited staffing and will continue to be dependent upon key employees.

NTIC’s success is dependent upon the efforts of a small management team and group of employees.  NTIC’s future success will depend in large part on its ability to retain its key employees and identify, attract and retain other highly qualified managerial, technical, sales and marketing and customer service personnel when needed. Competition for these individuals may be intense, especially in the markets in which NTIC operates.  NTIC may not succeed in identifying, attracting and retaining these personnel.  NTIC’s current management, other than its President and Chief Executive Officer, does not have any material stock ownership in NTIC.  In addition, none of NTIC’s employees has any contractual obligation to maintain his or her employment with NTIC.  The loss or interruption of services of any of NTIC’s key personnel, including in particular its technical personnel, the inability to identify, attract or retain qualified personnel in the future, delays in hiring qualified personnel, or any employee slowdowns, strikes or similar actions could make it difficult for NTIC to manage its business and meet key objectives, which could harm NTIC’s business, financial condition and operating results.

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

NTIC relies on suppliers for certain raw materials and components used in its products.  For reasons of quality assurance, cost effectiveness or availability, NTIC procures certain raw materials and components from limited source suppliers.  NTIC generally acquires such raw materials and components through purchase orders placed in the ordinary course of business, and as a result NTIC does not have a significant inventory of these materials and components and does not have any guaranteed or contractual supply arrangements with many of these suppliers.  NTIC’s dependence on third-party suppliers involves several risks, including limited control over pricing, availability, quality and delivery schedules, as well as manufacturing yields and costs.  Suppliers of raw materials and components may decide, or be required, for reasons beyond NTIC’s control to cease supplying raw materials and components to NTIC or to raise their prices.  Shortages of raw materials, quality control problems, production capacity constraints or delays by suppliers could negatively affect NTIC’s ability to meet its production obligations and result in increased prices for affected parts.  Any such shortage, constraint or delay may result in delays in shipments of products or components, which could adversely affect NTIC’s net sales and operating results.  Increases in prices for raw materials and components used in NTIC’s products could also adversely affect its operating results.

NTIC is exposed to risks relating to its evaluation of its internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Sarbanes-Oxley Act of 2002 and related and other recent regulations implemented by the SEC and the NASDAQ Stock Market, are creating challenges for publicly-held companies, including NTIC.  NTIC is committed to maintaining high standards of corporate governance and public disclosure.  As a result, NTIC’s efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.  In particular, NTIC’s efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding NTIC’s assessment of its internal control over financial reporting have required and will continue to require the expenditure of significant financial and managerial resources.  Although NTIC’s management concluded that NTIC’s internal control over financial reporting was effective as of August 31, 2010, no assurance can be provided that NTIC’s management will reach a similar conclusion as of any later date.

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

As of November 15, 2010, NTIC had 4,314,249 shares of common stock outstanding, of which 16.4% of these outstanding shares were beneficially owned by directors, executive officers, principal stockholders and their respective affiliates.  The stock of companies with a substantial amount of stock held by insiders is usually not as liquid as the stock of other public companies where insider ownership is not as concentrated.  Thus, the trading market for shares of NTIC’s common stock may not be as liquid as the stock of other public companies.

The price and trading volume of NTIC’s common stock has been, and may continue to be, volatile.

The market price and trading volume of NTIC’s common stock price has fluctuated over a wide range during the past year or so.  During fiscal 2010, the sale price of NTIC’s common stock ranged from a low of $7.00 to a high of $14.36, and the daily trading volume ranged from zero shares to 62,500 shares.  It is likely that the price and trading volume of NTIC’s common stock will continue to fluctuate in the future.  The securities of small capitalization companies, including NTIC, from time to time experience significant price and volume fluctuations, often unrelated to the operating performance of these companies.  Securities class action litigation is sometimes brought against a company following periods of volatility in the market price of its securities or for other reasons.  NTIC may become the target of similar litigation.  Securities litigation, whether with or without merit, could result in substantial costs and divert management’s attention and resources, which could harm NTIC’s business, financial condition, and operating results, as well as the market price of its common stock.

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

If securities or industry analysts do not publish research or reports about NTIC’s business, or if they adversely change their recommendations regarding shares of NTIC’s common stock, the market price for NTIC’s common stock and trading volume could decline.

The trading market for NTIC’s common stock has been influenced by research or reports that industry or securities analysts publish about NTIC or its business.  If one or more analysts who cover NTIC downgrade NTIC’s common stock, the market price for NTIC’s common stock would likely decline.  If one or more of these analysts cease coverage of NTIC or fail to regularly publish reports on NTIC, NTIC could lose visibility in the financial markets, which, in turn, could cause the market price or trading volume for NTIC’s common stock to decline.

NTIC does not intend to pay dividends for the foreseeable future.

Although in the past NTIC has paid dividends on its common stock, NTIC has not done so since fiscal 2005.  The payment of any future dividends will be determined by NTIC’s Board of Directors in light of conditions then existing, including NTIC’s earnings (if any), financial condition, cash requirements, restrictions in financing agreements, business conditions and other factors.  NTIC’s Board of Directors currently does not anticipate paying a dividend on NTIC’s common stock in the near future, but rather intends to retain all of its earnings for the foreseeable future to finance the operation and expansion of its business.  As a result, NTIC’s stockholders will only receive a return on their investment in NTIC’s common stock if the market price of the common stock increases.

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

As of November 15, 2010, Inter Alia Holding Company, or Inter Alia, beneficially owned approximately 14.5% of NTIC’s outstanding common stock.  Inter Alia is an entity owned by G. Patrick Lynch, NTIC’s President and Chief Executive Officer and a director, as well as three other members of the Lynch family.  Mr. Lynch shares voting and dispositive power of shares of NTIC’s common stock held by Inter Alia with the other owners.  As a result of his share ownership through Inter Alia and his position as President and Chief Executive Officer and a director of NTIC, Mr. Lynch may be able to influence the affairs and actions of NTIC, including matters requiring stockholder approval, such as the election of directors and approval of significant corporate transactions.  The interests of Mr. Lynch and Inter Alia may differ from the interests of NTIC’s other stockholders.  This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of NTIC, could deprive NTIC’s stockholders of an opportunity to receive a premium for their common stock as part of a sale or merger of NTIC and may negatively affect the market price of NTIC’s common stock.  Transactions that could be affected by this concentration of ownership include proxy contests, tender offers, mergers or other purchases of common stock that could give stockholders the opportunity to realize a premium over the then-prevailing market price for shares of NTIC’s common stock.

Future sales of NTIC common stock by Inter Alia or its pledgees if Inter Alia is subject to foreclosure proceedings or margin calls could adversely affect the price of NTIC’s common stock.

As of November 15, 2010, Inter Alia beneficially owned approximately 14.5% of NTIC’s outstanding common stock.  After the death of Philip M. Lynch in September 2008, NTIC’s former Chairman of the Board and Chief Executive Officer and a former principal shareholder of Inter Alia, NTIC learned that Mr. Philip M. Lynch shortly prior to his death had pledged all of Inter Alia’s shares of NTIC’s common stock to various banks.  NTIC understands that as of November 15, 2010, 83,160 shares of NTIC’s common stock held by Inter Alia, or approximately 2.0% of NTIC’s outstanding common stock, remained subject to a pledge agreement.  Depending upon the status of the various loan obligations of which the shares serve as collateral and the trading price of NTIC’s common stock, Inter Alia may experience a foreclosure or margin call that could result in the sale of Inter Alia’s pledged shares of NTIC’s common stock by Inter Alia’s pledges into the open market or otherwise.  Unlike Inter Alia, such pledgees would not be subject to the volume limitations of SEC Rule 144 in effecting such sales.  Such sales could have a materially adverse effect on the trading price of NTIC’s common stock.  In addition, NTIC understands that in order to diversify its stock holdings Inter Alia entered into a sales plan with Morgan Stanley Smith Barney LLC in May 2010 in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, pursuant to which Inter Alia may sell up to 5,000 shares of NTIC’s common stock each fiscal quarter through May 31, 2013, subject to satisfaction of certain conditions.  There are no contractual restrictions on the ability of Inter Alia to sell shares of NTIC common stock, although sales in the public market will be subject to the volume limitations and other requirements of SEC Rule 144.  Pursuant to the volume limitations of Rule 144, an affiliate of NTIC may sell shares under Rule 144 only if the shares to be sold, together with the shares sold under Rule 144 during the past three months, do not exceed the greater of 1% of NTIC’s outstanding shares or the average weekly trading volume of NTIC’s shares during the preceding four calendar weeks.  Future sales of a significant portion of NTIC’s common stock during a short time period in the public market by Inter Alia could adversely affect the market price of NTIC’s common stock.  Any adverse effect on the market price of NTIC common stock could make it difficult for NTIC to raise additional capital through sales of equity securities at a time and at a price NTIC’s Board of Directors deems appropriate.

Future equity issuances by NTIC may have dilutive and other effects on NTIC’s existing stockholders.

As of November 15, 2010 there were 4,314,249 shares of NTIC’s common stock outstanding, and in addition, security holders held options, which, if vested and exercised, would obligate NTIC to issue up to 217,806 additional shares of common stock.  It is expected that such shares, when NTIC issues them upon exercise, will be available for immediate resale in the public market.  The market price of NTIC’s common stock could fall as a result of sales of these shares of common stock due to the increased number of shares available for sale in the market.  In addition, NTIC has a shelf registration statement, which subject to certain limitations, permits NTIC to sell up to a total of approximately $50,000,000 of its securities, some or all of which may be shares of NTIC’s common stock or securities convertible into or exercisable for shares of NTIC’s common stock, and all of which would be available for resale in the public market.  Any issuances by NTIC of equity securities may be at or below the prevailing market price of NTIC’s common stock and may have a dilutive impact on NTIC’s existing stockholders. These issuances or other dilutive issuances also would cause NTIC’s net income per share, if any, to decrease in future periods. As a result, the market price of NTIC’s common stock could decrease.

Item 1B.                     UNRESOLVED STAFF COMMENTS

This Item 1B is inapplicable to NTIC as a smaller reporting company.

Item 2.                              PROPERTIES

NTIC’s principal executive offices, production facilities and domestic research and development operations are located at 4201 Woodland Road, Circle Pines, Minnesota 55014.  NTIC purchased the real estate and 40,000 square feet building in which its corporate headquarters is located pursuant to a like-kind exchange transaction within the meaning of Section 1031 of the Internal Revenue Code of 1986, as amended, for a purchase price of $1,475,000.  To finance the transaction, NTIC obtained a secured term loan in the principal amount of $1,275,000.  The term loan matures on May 1, 2011, bears interest at a fixed rate of 8.01% and is payable in monthly installments equal to approximately $10,776 (inclusive of principal and interest).  All of the remaining unpaid principal and accrued interest is due and payable on the maturity date, unless the bank demands payment earlier due to a covenant breach by NTIC as discussed in more detail under the heading “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Financial Resources.”  The loan is secured by a first lien on the real estate and building.  NTIC’s management considers NTIC’s current properties suitable and adequate for its current and foreseeable needs.

In fiscal 1999, a subsidiary of NTIC, NTI Facilities, Inc., acquired a one-third ownership of Omni-Northern Ltd., an Ohio limited liability company, in contemplation of NTI Facilities, Inc. entering into a lease agreement with Omni-Northern Ltd. for approximately 50% of the net rental space in a building owned by Omni-Northern Ltd.  Omni-Northern Ltd. owns and operates a rental property located at 23205 Mercantile Road, Beachwood, Ohio, comprising approximately two acres of land and a building of approximately 34,000 square feet.  The property had an approximate value of $2,205,000, based upon the cash-to-mortgage acquisition price of the property paid in fiscal 2000.  NTIC has guaranteed up to $329,082 of the Omni-Northern Ltd.’s $1,903,571 mortgage obligation with PNC Bank, Cleveland, Ohio.  NTI Facilities, Inc. entered into a 15-year lease agreement with Omni-Northern Ltd. for approximately 17,000 square feet of office, manufacturing, laboratory and warehouse space, requiring monthly rental payments of $17,500, which are adjusted annually according to the annual consumer price index, through November 2014.  By its ownership in Omni-Northern Ltd., NTI Facilities Inc. is entitled to one-third of the operating results of Omni-Northern Ltd.  Omni-Northern has leased the remaining 50% of the net rental space to other third parties.  Rent expense was $215,400 and $244,774 for the fiscal years ended August 31, 2010 and 2009, respectively.  Future minimum rental payments for each of the succeeding fiscal years through fiscal year ending August 31, 2014 are estimated to be approximately $240,000 per year.  In November 2010, NTI Facilities, Inc. entered into a limited liability company membership interests purchase agreement pursuant to which NTI Facilities, Inc., subject to certain terms and conditions, agreed to sell its membership interest in Omni-Northern Ltd. for $100,000.  It is anticipated that the closing of this transaction will take place in December 2010 or January 2011 and will result in approximately a $90,000 gain on sale, which would positively affect NTIC’s second quarter of fiscal 2011 earnings.

Item 3.                              LEGAL PROCEEDINGS

From time to time, NTIC is involved in various legal actions arising in the normal course of business.  Management is of the opinion that any judgment or settlement resulting from any currently pending or threatened actions would not have a material adverse effect on NTIC’s financial position or results of operations.

Item 4.                              [REMOVED AND RESERVED]

Item 4A.                     EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of NTIC, their ages and the offices held, as of November 15, 2010, are as follows:

Name	Age	Position with NTIC
G. Patrick Lynch	43	President and Chief Executive Officer

Matthew C. Wolsfeld	36	Chief Financial Officer and Corporate Secretary

G. Patrick Lynch, an employee of NTIC since 1995, has been President since July 2005 and Chief Executive Officer since January 2006 and was appointed a director of NTIC in February 2004.  From July 2005 to January 2006, Mr. Lynch served as Chief Operating Officer of NTIC.  Mr. Lynch served as President of North American Operations of NTIC from May 2004 to July 2005.  Prior to May 2004, Mr. Lynch held various positions with NTIC, including Vice President of Strategic Planning, Corporate Secretary and Project Manager.  Mr. Lynch is also an officer and director of Inter Alia Holding Company, a holding company that is a significant stockholder of NTIC.  Prior to joining NTIC, Mr. Lynch held positions in sales management for Fuji Electric Co., Ltd. in Tokyo, Japan and programming project management for BMW AG in Munich, Germany.  Mr. Lynch received an M.B.A. degree from the University of Michigan Business School in Ann Arbor, Michigan.

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

Officers of NTIC, their ages and the offices held, as of November 15, 2010, are as follows:

Name	Age	Position with NTIC
Prof. Efim Ya. Lyublinski	73	Vice President and Director of New Technologies and Applications Engineering

Vineet R. Dalal	41	Vice President and Director Global Market Development — Natur-Tec®

Gautam Ramdas	37	Vice President and Director Global Market Development — Oil & Gas

Prof. Efim Ya. Lyublinski has been employed by NTIC since March 2000 in the position of Vice President and Director of New Technologies and Applications Engineering.  Prof. Lyublinski is a Member of the Russian Academy of Natural Sciences and NACE International the Corrosion Society.  From 1984 to 1999, Prof. Lyublinski was Head of Laboratory of Complex Methods of Corrosion

Protection at the Central Research Institute of Structural Materials, St. Petersburg, Russia.  Prof. Lyublinski also held a Senior Consulting Position with Osmos Technology, Boston, Massachusetts from 1995 to 1999.  Prof. Lyublinski holds several patents, is responsible for several inventions and has authored several books and articles and lectured at more than 100 symposiums, conferences and congresses in the areas of materials science and corrosion.

Vineet R. Dalal, an employee of NTIC since 2004, Vice President and Director — Global Market Development — Natur-Tec® since November 2005.  Prior to joining NTIC, Mr. Dalal was a Principal in the Worldwide Product Development Practice of PRTM, a management consultancy to technology based companies.  In this position, Mr. Dalal consulted to several Fortune 500 companies, in the areas of product strategy, Product Lifecycle Management (PLM) and technology management.  Prior to that, Mr. Dalal held positions in program management and design engineering at National Semiconductor Corporation in Santa Clara, California.  Mr. Dalal received an M.B.A. degree from the University of Michigan Business School in Ann Arbor, Michigan.  He also holds an M.S. degree in Electrical and Computer Engineering from Oregon State University, and a B.Eng. degree in Electronics Engineering from Karnatak University, India.

Gautam Ramdas, an employee of NTIC since 2005, is Vice President and Director — Global Market Development — Oil & Gas.  Prior to joining NTIC, Mr. Ramdas was a Manager in the Strategic Change group of IBM Business Consulting Services. In this position, Mr. Ramdas led consulting engagements at several Fortune 500 companies, in the areas of service strategy, global supplier relationship management and supply chain streamlining.  Mr. Ramdas held positions in the E-Commerce and Supply Chain strategy groups at PricewaterhouseCoopers Management Consulting, again providing consulting services for Fortune 500 clients.  Prior to management consulting, Mr. Ramdas worked as a program manager and design engineer with Kinhill Engineers in Australia.  He has also been involved in the start-up stage of successful small businesses in the U.S. and in India.  Mr. Ramdas received an M.B.A. from the University of Michigan Business School in Ann Arbor, Michigan.  He also holds a bachelor’s degree in Mechanical Engineering from the College of Engineering, Guindy (Chennai), India.

PART II

Item 5.                              MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

NTIC’s common stock is listed for trading on the NASDAQ Global Market under the symbol “NTIC.”  The following table sets forth the high and low daily sales prices for NTIC’s common stock, as reported by the NASDAQ Global Market, for the fiscal quarter indicated:

	High	Low
Fiscal 2010
Fourth Quarter	$14.36	$9.25
Third Quarter	10.97	8.72
Second Quarter	10.74	7.52
First Quarter	9.00	7.00

Fiscal 2009:
Fourth Quarter	$11.00	$4.92
Third Quarter	7.48	4.61
Second Quarter	10.15	5.51
First Quarter	14.73	4.21

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

Number of Record Holders

As of August 31, 2010, there were 258 record holders of NTIC’s common stock.  This does not include shares held in “street name” or beneficially owned.

Recent Sales of Unregistered Equity Securities

NTIC did not issue any shares of its common stock or any other equity securities of NTIC that were not registered under the Securities Act of 1933, as amended, during the fourth quarter of fiscal year ended August 31, 2010.

Issuer Purchases of Equity Securities

NTIC did not purchase any shares of its common stock or any other equity securities of NTIC during the fourth quarter of fiscal year ended August 31, 2010.

Item 6.                              SELECTED FINANCIAL DATA

This Item 6 is inapplicable to NTIC as a smaller reporting company and has been omitted pursuant to Item 301(c) of SEC Regulation S-K.

Item 7.                              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis provides material historical and prospective disclosures intended to enable investors and other users to assess NTIC’s financial condition and results of operations.  Statements that are not historical are forward-looking and involve risks and uncertainties discussed under the heading “Part I.  Item 1. Business—Forward-Looking Statements” and under the heading “Part I. Item 1A. Risk Factors.”  The following discussion of the results of the operations and financial condition of NTIC should be read in conjunction with NTIC’s consolidated financial statements and the related notes thereto included under “Part II. Item 8. Financial Statements and Supplementary Data.”

This Management’s Discussion and Analysis is organized in the following major sections:

•                   Business Overview.  This section provides a brief overview description of NTIC’s business, focusing in particular on developments during the most recent fiscal year.

•                   Financial Overview.  This section provides a brief summary of NTIC’s financial results and financial condition for fiscal 2010.

•                   Items Impacting Comparability.  This section provides a brief description of the significant items impacting the comparability of NTIC’s operating results for fiscal 2010 and fiscal 2009.

•                   Sales and Expense Components.  This section provides a brief description of the significant line items in NTIC’s consolidated statements of operations.

•                   Results of Operations.  This section provides an analysis of the significant line items in NTIC’s consolidated statements of operations.

•                   Liquidity and Capital Resources.  This section provides an analysis of NTIC’s liquidity and cash flows and a discussion of NTIC’s outstanding debt and other commitments.

•                   Off-Balance Sheet Arrangements.  This section describes NTIC’s material off-balance sheet arrangements.

•                   Inflation and Seasonality.  This section describes the effects of inflation and seasonality, if any, on NTIC’s business and operating results.

•                   Market Risk.  This section describes material market risks to which NTIC is subject.

•                   Related Party Transactions.  This section describes any material related party transactions to which NTIC is a party.

•                   Critical Accounting Policies and Estimates.  This section discusses the accounting policies and estimates that are considered important to NTIC’s financial condition and results of operations and require NTIC to exercise subjective or complex judgments in their application. All of NTIC’s significant accounting policies, including its critical accounting estimates, are summarized in Note 1 to NTIC’s consolidated financial statements.

•                   Recent Accounting Pronouncements.  This section discusses recently issued accounting pronouncements that have had or may affect NTIC’s results of operations and financial condition.

Business Overview

NTIC develops and markets proprietary environmentally beneficial products and services in over 55 countries either directly or via a network of joint ventures, independent distributors and agents.  NTIC’s primary business is corrosion prevention marketed mainly under the ZERUST® brand.  From this base, NTIC is expanding into three new business areas that have started recently to generate revenue (1) corrosion prevention technologies specifically designed for the oil and gas industry, also marketed under the ZERUST® brand and which NTIC sells directly as well as through joint ventures and independent agents; (2) a proprietary portfolio of bio-plastic compounds and finished products marketed under the Natur-Tec® brand, which NTIC sells directly as well as through distributors and independent agents; and (3) technology and equipment that converts waste plastic into diesel, gasoline and heavy fractions, which is exclusively licensed in North America and Asia through NTIC’s joint venture Polymer Energy, LLC.

NTIC has been selling its proprietary ZERUST® brand rust and corrosion inhibiting products and services to the automotive, electronics, electrical, mechanical, military and retail consumer markets for over 35 years.  NTIC also offers worldwide on-site technical consulting for rust and corrosion prevention issues.  In North America, NTIC markets its services and products principally to industrial users by a direct sales force as well as a network of independent distributors and agents.  NTIC’s technical service consultants work directly with the end users of NTIC’s products to analyze their specific needs and develop systems to meet their technical requirements.

NTIC has developed proprietary corrosion inhibiting technologies for use in the mitigation of corrosion in capital assets used in the petroleum and chemical process industries and is initially targeting the sale of these new ZERUST® products to the oil and gas industry sector.  During fiscal 2009, NTIC announced the signing of a multi-year contract between NTIC’s Brazilian joint venture (Zerust Prevenção de Corrosão S.A.) and Petroleo Brasileiro S.A. (Petrobras) to install and service proprietary corrosion protection technologies on the roofs of an initial set of aboveground oil storage tanks at the Petrobras REDUC refinery in Rio de Janeiro, Brazil.  Also during fiscal 2009, NTIC signed multiple joint research and development contracts with Petrobras’s research and development group at the Leopoldo Américo Miguez de Mello Research & Development Center (CENPES) pursuant to which the parties will undertake a 20-month Petrobras funded effort to explore, understand and resolve bottom plate corrosion issues in aboveground storage tanks. A second 12-month Petrobras sponsored project also has started aimed at field trials of certain pipeline protection technologies. All of these projects continued during fiscal 2010.  NTIC also is pursuing opportunities to market its ZERUST® corrosion prevention technology to other potential customers in the oil and gas industry across several countries through NTIC’s joint venture partners and other strategic partners.  During fiscal 2010, NTIC entered into agreements with Iromad VZ, LLC and GF Consulting Services LLC to provide sales and marketing services for NTIC’s oil and gas industry specific corrosion prevention technologies with a particular focus on the markets in the United States, Venezuela, Mexico and Spain.  NTIC believes the sale of its ZERUST® products to customers in the oil and gas industry will involve a long sales cycle, likely including a one- to two-year trial period with each customer and a slow integration process thereafter.

In addition to ZERUST® products and services, NTIC develops and markets a portfolio of bio-based and/or biodegradable (compostable) polymer resin compounds and finished products under the Natur-

Tec® brand.  The Natur-Tec® bioplastics portfolio includes flexible film, foam, rigid injection molded materials and engineered plastics.  Natur-Tec® biodegradable and compostable finished products include shopping and grocery bags, lawn and leaf bags, can liners, pet waste collection bags, cutlery, packaging foam and coated paper products and are engineered to be fully biodegradable in a composting environment.  During fiscal 2010, NTIC focused on adding additional distributors and generating initial sales with these distributors.

NTIC’s Polymer Energy LLC joint venture develops and promotes a system that uses catalytic pyrolysis to convert waste plastic (primarily polyolefins) into hydrocarbons (primarily a mix of diesels, gasoline and heavy fractions) resulting in an economically viable and environmentally responsible alternative to current methods of recycling and disposal of waste plastic.  Each unit can process up to ten tons of waste plastic per day, and the modular design allows for easily scalable capacity.  The crude output is high-grade and can be further processed in a refinery or used as an input for co-generation of electricity.  During fiscal 2010, NTIC’s Polymer Energy LLC joint venture focused on making design improvements to the polymer energy machine and generating initial interest from potential customers in India, Thailand and the United Arab Emirates.

Recent Development

NTIC has consolidated the fiscal 2010 results of Zerust Prevenção de Corrosão S.A., NTIC’s joint venture in Brazil (“Zerust Brazil”).  NTIC holds 85% of the equity and 85% of the voting rights of Zerust Brazil.  Prior to fiscal 2010 and as of August 31, 2009, NTIC accounted for its Zerust Brazil investment under the equity method.  NTIC owned only 50%, which it considered to be less than a majority, of the equity and voting rights of Zerust Brazil prior to September 2006.  NTIC acquired an additional 35% ownership interest in Zerust Brazil in September 2006 and held 85% of the equity and voting rights thereafter.  Prior to the fourth quarter of fiscal 2010, NTIC held the additional 35% ownership interest in Zerust Brazil with the intent of finding an acquiring party, believing its majority control of Zerust Brazil would be temporary and determined not to consolidate Zerust Brazil because the impact on NTIC’s consolidated financial statements was immaterial.  During the fourth quarter of fiscal 2010, NTIC stopped pursuing a buyer of the 35% ownership and decided to consolidate the financial results of Zerust Brazil as of and for the fiscal year ended August 31, 2010.  NTIC believes that the impact of not consolidating Zerust Brazil on NTIC’s consolidated financial statements for periods prior to the fourth quarter of fiscal 2010 was immaterial to NTIC’s consolidated financial statements.

The following is a summary of certain line items of NTIC’s consolidated statement of operations for the fiscal year ended August 31, 2009 as reported and on a pro forma basis, assuming the consolidation of Zerust Brazil on NTIC’s consolidated financial statements as of the beginning of such periods:

	Fiscal Year Ended August 31, 2009
		Zerust	Eliminated in
	As Reported	Brazil	Consolidation	Pro Forma
Net sales	$8,575,308	$1,085,147	$(10,517)	$9,649,938
Cost of goods sold	5,620,668	506,999	(10,517)	6,117,150
Gross profit	2,954,640	578,148	—	3,532,788
Joint venture operations	3,745,431	—	11,599	3,757,030
Operating expenses	10,249,399	498,665	—	10,748,064
Operating (loss) income	(3,549,328)	79,482	11,599	(3,458,247)
(Loss) Income before income tax expense	(3,646,976)	(1,996)	11,599	(3,637,373)
Income tax benefit	(302,000)	20,059	—	(281,941)
Net (loss) income	(3,344,976)	(19,114)	11,599	(3,352,491)
Net loss attributable to non-controlling interest	—	7,515	—	7,515

	Fiscal Year Ended August 31, 2009
		Zerust	Eliminated in
	As Reported	Brazil	Consolidation	Pro Forma
Net income attributable to controlling interest	(3,344,976)	—	—	(3,344,976)
Net income (loss) per common diluted share	$(0.89)	$(0.00)	$(0.00)	$(0.89)

NTIC has not consolidated the Polymer Energy LLC joint venture in NTIC’s consolidated financial statements for fiscal 2010, fiscal 2009 or any prior period since Polymer Energy LLC has had limited activity since its inception in 2003 and NTIC believes that the impact of not consolidating this entity on NTIC’s consolidated financial statement has been immaterial.  Prior to fiscal 2010, Polymer Energy LLC did not have any financial activity including assets, liabilities, capital contributions, revenues or expenses.  During fiscal 2010, the only financial activity of Polymer Energy LLC was the receipt of license fees which were distributed to its owners in proportion to their respective ownership percentages.  Since NTIC owns a 62.5% ownership interest in Polymer Energy LLC, NTIC received and recorded $101,587 as fees for services provided to joint ventures in its consolidated financial statements for fiscal 2010.

Financial Overview

NTIC’s management, including its chief executive officer who is NTIC’s chief operating decision maker, reports and manages NTIC’s operations in two reportable business segments based on similarities in the products sold, customer base and distribution center:  ZERUST® products and services and Natur-Tec® products.  NTIC’s former React-NTI and React, Inc. business segments were eliminated in fiscal 2009 due to inactivity.

NTIC’s consolidated net sales increased 67.8% during fiscal 2010 compared to fiscal 2009.  This increase was primarily a result of increased sales of ZERUST® rust and corrosion inhibiting packaging products and services and sales to NTIC’s joint ventures and the consolidation of Zerust Brazil on NTIC’s consolidated financial statements.  During fiscal 2010, 96.0% of NTIC’s consolidated net sales were derived from sales of ZERUST® products and services, which increased 72.4% to $13,814,101 during fiscal 2010 compared to $8,013,196 during fiscal 2009 due to increased demand primarily as a result of the economic recovery of the domestic manufacturing sector, the addition of new customers and the consolidation of Zerust Brazil. NTIC has focused its sales efforts of ZERUST® products and services by strategically targeting customers with specific corrosion issues in new market areas, including the oil and gas industry and other industrial sectors that offer sizable growth opportunities.  NTIC’s consolidated net sales for fiscal 2010 included $1,925,819 of sales made by Zerust Brazil, and of those sales, $774,928 in sales were made to the oil and gas industry sector in Brazil. Overall demand for ZERUST® products and services depends heavily on the overall health of the markets in which NTIC sells its products, including in particular the automotive market.

During fiscal 2010, $572,663, or 4.0%, of NTIC’s consolidated net sales were derived from sales of Natur-Tec® products compared to 6.3% during fiscal 2009.  Net sales of Natur-Tec® products increased 6.3% during fiscal 2010 compared to fiscal 2009.  This increase was due to the addition of new Natur-Tec® distributors on the West Coast of the United States partially offset by several large stocking orders of Natur-Tec® products that occurred early in fiscal 2009 that were not repeat orders.  NTIC is continuing to strengthen and expand its West Coast distribution network in California, while expanding its industrial distribution reach to geographical “green” hotspots such as Oregon, Washington, Minnesota and New England.  Additionally, NTIC is targeting key national and regional retailers utilizing independent sales agents.  Demand for the Natur-Tec® products depends primarily on market acceptance and the extent of NTIC’s distribution network.

Cost of goods sold as a percentage of net sales decreased to 65.2% during fiscal 2010 compared to 65.5% during fiscal 2009 primarily as a result slightly improved margins resulting from fixed costs spread over increased net sales partially offset by a $360,577 write-down of Natur-Tec® inventory to its market value during fourth quarter of fiscal 2010.  NTIC anticipated greater demand for its Natur-Tec® products than it experienced during the past couple of fiscal years.  Accordingly, NTIC had been unable to sell its Natur-Tec® inventory at the times and prices and in the volumes that NTIC initially anticipated.  As a result, NTIC reduced the value of its Natur-Tec® inventory during fourth quarter of fiscal 2010 to reflect its net realizable value by $360,577.  The Natur-Tec® raw material and finished goods inventory was purchased and manufactured previously when the base resins were significantly more expensive. As of August 31, 2010, $1,191,055 of Natur-Tec® inventory remained on NTIC’s consolidated balance sheet.  If NTIC is unable to sell its remaining Natur-Tec® inventory at the times and prices and in the volumes at which it currently anticipates, future additional write-downs may be necessary, which could adversely affect NTIC’s cost of goods sold.

NTIC participates in 27 active joint venture arrangements in North America, South America, Europe, Asia and the Middle East.  NTIC does not consolidate the results of its joint ventures, other than its former joint venture React-NTIC LLC and for fiscal 2010, its joint venture in Brazil.  NTIC’s receipt of funds as a result of sales by its joint ventures is dependent upon NTIC’s receipt of dividend distributions from the joint ventures and NTIC’s receipt of fees for services that NTIC provides to its joint ventures based primarily on the revenues of the joint ventures.  The profits of NTIC’s joint ventures are shared by the respective joint venture owners in accordance with their respective ownership percentages.  NTIC typically owns only 50% or less of its joint venture entities and thus does not control the decisions of these entities regarding whether to pay dividends and, if paid, how much they should be in a given year.  NTIC historically has funded its joint venture investments with cash generated from operations.  NTIC’s equity in income of joint ventures increased 967.2% to $3,919,084 during fiscal 2010 compared to $367,238 during fiscal 2009.  NTIC recognized a 38.8% increase in fees for services provided to joint ventures during fiscal 2010 compared to fiscal 2009.  Both of these increases were primarily a result of a 37.3% increase in total net sales of NTIC’s joint ventures during fiscal 2010 compared to fiscal 2009.  This increase in total net sales of NTIC’s joint ventures was primarily a result of the economic recovery, to some extent, of the international manufacturing sector that the NTIC joint venture network serves.

NTIC’s total operating expenses increased 9.2% or $942,463 to $11,191,862 during fiscal 2010 compared to fiscal 2009 primarily as a result of the consolidation of the general and administrative expenses of Zerust Brazil on NTIC’s consolidated financial statements of $527,000 and accrual of the management bonus expense of $756,000. Comparable expenses did not exist for the year ended August 31, 2009.

NTIC expenses all costs related to product research and development as incurred.  NTIC incurred $3,333,683 and $3,024,205 of expense during fiscal 2010 and 2009, respectively, in connection with its research and development activities.  NTIC anticipates that it will spend between $3,300,000 and $3,500,000 in total during fiscal 2010 on research and development activities related to its new technologies.  These amounts represent net amounts after being reduced by reimbursements related to the awarding of multiple research and development contracts.  Such reimbursements totaled $600,023 and $0 for fiscal 2010 and fiscal 2009, respectively.

Net income was $2,607,927, or $0.61 per diluted common share, for fiscal 2010 compared to a net loss of $(3,344,976), or $(0.89) per diluted common share, for fiscal 2009.  NTIC’s working capital was $5,918,923 at August 31, 2010, including $1,776,162 in cash and cash equivalents.  NTIC expects to meet its future liquidity requirements during at least the next 12 months by using its existing cash and cash equivalents, forecasted cash flows from future operations, distributions of earnings and service fees to NTIC from its joint ventures and funds available through existing or anticipated financing arrangements.  NTIC also may decide to raise additional financing to help fund its new businesses through the issuance of debt or equity securities.

Items Affecting Comparability

The following items impacted the comparability of NTIC’s financial results for fiscal 2010 and fiscal 2009:

Fiscal 2010

•                   The consolidation of Zerust Brazil on NTIC’s consolidated financial statements for fiscal 2010, which resulted in an increase in net sales of $1,925,819 and total assets of $971,780.

•                   A $360,577 write-down of Natur-Tec® inventory during fourth quarter of fiscal 2010 to its market value that is included in cost of goods sold.

•                   Reimbursements aggregating $600,023 during fiscal 2010 related to the awarding of multiple research and development contracts, which reduced research and development expenses during fiscal 2010.  There were no similar reimbursements during fiscal 2009.

•                   Management bonus expense of $756,000, which was accrued throughout fiscal 2010 based on company financial performance and achievement of individual objectives.  There was no management bonus expense incurred during fiscal 2009.

•                   Re-initiation of certain costs during second quarter of fiscal 2010 that were reduced as part of NTIC’s cost reduction measures implemented during second quarter of fiscal 2009 including: (1) increases in the base salaries for all of NTIC employees; (2) re-initiation of NTIC’s matching of 401(k) contributions; and (3) the hiring of additional NTIC personnel.

Fiscal 2009

•                   A special charge relating to a loss on impairment of goodwill and long-lived assets of $554,000 during fiscal 2009 in connection with NTIC’s React-NTI reporting unit to appropriately reflect the fair value of its assets during the disposal of the reporting unit.

•                   Cost reduction measures implemented during second quarter of fiscal 2009 including: (1) base salary reductions by approximately 15% on average for NTIC’s executive and other officers and 10% for all other employees; (2) suspension of NTIC’s matching of 401(k) contributions; (3) lay-off of 16% of NTIC’s workforce at that time; (4) a hiring freeze; and (5) cost concessions from all of NTIC’s major vendors and service providers.

Sales and Expense Components

The following is a description of the primary components of net sales and expenses:

Net Sales, Excluding Joint Ventures.  NTIC derives net sales from the sale of its ZERUST® products and services and its Natur-Tec® products.  NTIC sells its ZERUST® products and services and its Natur-Tec® products either directly or via a network of joint ventures, independent distributors and agents.  Net sales, excluding joint ventures represents net sales by NTIC either directly to end users or to distributors worldwide, but not sales to NTIC’s joint ventures and not sales by NTIC’s joint ventures, other than for fiscal 2010, NTIC’s joint venture in Brazil which sales are consolidated with NTIC’s net sales.  NTIC recognizes revenue from the sale of its products either directly or to distributors when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured, all of which criteria are generally met upon shipment when risk of loss and title passes to the customer or distributor.  NTIC records all amounts billed to customers and distributors in a sales transaction related to shipping and handling as sales and records costs related to shipping and handling in cost of goods sold.

Net Sales, To Joint Ventures.  Net sales, to joint ventures represents net sales by NTIC to NTIC’s joint ventures, but not sales by NTIC either directly to end users or to distributors or sales by NTIC’s joint ventures, other than for fiscal 2010, NTIC’s joint venture in Brazil which sales are consolidated with NTIC’s net sales.  NTIC’s revenue recognition policy for sales to its joint ventures is the same as NTIC’s policy for sales to unaffiliated customers.  NTIC recognizes revenue from the sale of its products to joint ventures when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured, all of which criteria are generally met upon shipment when risk of loss and title passes to the joint venture.

Cost of Goods Sold.  Most of NTIC’s products are manufactured by third parties and its cost of goods sold for those products consists primarily of the price invoiced by its third-party vendors.  For the small portion of products that NTIC manufactures, NTIC’s cost of goods sold for those products consists primarily of direct labor, allocated manufacturing overhead, raw materials and components.

Equity in Income of Joint Ventures.  NTIC’s equity in income of joint ventures consists of NTIC’s share of equity in income of its joint ventures based on the overall profitability of the joint ventures.  Traditionally, a portion of the equity income recorded in a given fiscal year is paid to the owners of the joint venture entity during the following fiscal year through a dividend.  The payment of a dividend by a joint venture entity is determined by a vote of the joint venture owners and is not at the sole discretion of NTIC.  NTIC typically owns only 50% or less of its joint venture entities and thus does not control the decisions of these entities regarding whether to pay dividends and, if paid, how much they should be in a given year.

Fees for Services Provided To Joint Ventures.  NTIC provides certain services to its joint ventures including consulting, travel, insurance, technical and marketing services and incurs fees in the establishment of new joint ventures, registration and promotion and legal defense of worldwide trademarks, and legal fees in connection with the filing of patent applications.  NTIC receives fees for these services it provides to its joint ventures based primarily on the net sales by NTIC’s joint ventures, the latter of which are not included in NTIC’s net sales reflected on NTIC’s consolidated statements of operations (except in the case of Zerust Brazil commencing in fiscal 2010).  The fees for services received by NTIC from its joint ventures are generally determined based on either a flat fee or a percentage of net sales by NTIC’s joint ventures depending on local laws and tax regulations.  With respect to NTIC’s German joint venture, NTIC receives an agreed upon fixed quarterly fee for such services.  With respect to NTIC’s ASEAN joint venture holding company, NTIC does not receive a fee for such services, but rather receives a bi-annual dividend based on available cash.  NTIC records revenue related to fees for services provided to joint ventures when earned, amounts are determinable and collectability is reasonably assured.  Under NTIC’s agreements with its joint ventures in which the fees for services is described, fees are earned when product is shipped from joint venture facilities.  NTIC reviews the financial situation of each joint venture to assist in the likelihood of collections on amounts earned.  NTIC elects to account for fees for services on a cash basis for certain joint ventures when uncertainty exists surrounding the collections of such fees.

NTIC sponsors a worldwide joint venture conference approximately every three to four years in which all of NTIC’s joint ventures are invited to participate.  The next joint venture conference is scheduled to be held in the spring or fall of 2011.  NTIC defers a portion of its fees for services provided to joint ventures in each accounting period leading up to the next conference, reflecting that NTIC has not fully earned the payments received during that period.  The amount deferred is based on the historical experience of NTIC, current conditions and the intentions of NTIC’s management.  The costs associated with these joint venture conferences are offset against the deferral as incurred, generally in the period in which the conference is held and immediately before.

Fees for services provided to joint ventures also includes license fees received by Polymer Energy LLC and distributed by Polymer Energy LLC to NTIC.

Selling Expenses.  Selling expenses consist primarily of sales commissions and support costs for NTIC’s direct sale and distribution system, and marketing costs.

General and Administrative Expenses.  General and administrative expenses consist primarily of salaries and benefits, and other costs for NTIC’s accounting, finance, legal, information technology and human resources functions.

Expenses Incurred in Support of Joint Ventures.  NTIC incurs direct expenses related to its joint ventures and in connection with NTIC’s provision of support and services to its joint ventures.  Such expenses include items such as employee compensation and benefit expenses, travel expense, consulting expense, legal expense and lab supplies and testing expense.

Research and Development Expenses.  Research and development expenses include costs associated with the design, development, testing and enhancement of NTIC’s products and services.  NTIC expenses all costs related to product research and development as incurred.  Research and development expenses reflect the net amount after being reduced by reimbursements related to the awarding of research and development contracts.  With respect to such contracts NTIC accrues proceeds received under the contracts and offsets research and development expenses incurred in equal installments over the timelines associated with completion of the contracts’ specific objectives and milestones.

Loss on Impairment.  Loss on impairment consists of non-cash charges to reduce the carrying amounts of goodwill and long-lived assets to their estimated fair values.

Interest Income.  Interest income consists of interest earned on investments in investment-grade, interest-bearing securities and money market accounts.

Interest Expense.  Interest expense results primarily from interest associated with NTIC’s term loan with PNC Bank and any borrowings under NTIC’s demand line of credit with PNC Bank.

Income Tax (Benefit) Expense.  Income tax (benefit) expense includes federal income taxes, income tax in foreign jurisdictions, state income tax and changes to NTIC’s deferred tax valuation allowance.  NTIC utilizes the liability method of accounting for income taxes which requires an asset and liability approach to financial accounting and reporting for income taxes.  Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  NTIC records a tax valuation allowance when it is more likely than not that some portion or all of its deferred tax assets will not be realized.  NTIC makes this determination based on all available evidence, including historical data and projections of future results.  Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Results of Operations

NTIC does not consolidate the results of its joint ventures, other than its former joint venture React-NTIC LLC and for fiscal 2010 its joint venture in Brazil.  Nonetheless, NTIC considers its German joint venture and ASEAN joint venture holding company to be individually significant to NTIC’s consolidated assets and income; and therefore, provides certain additional information regarding these joint ventures in the notes to NTIC’s consolidated financial statements and in this section of this report.

Fiscal Year 2010 Compared to Fiscal Year 2009

The following table sets forth NTIC’s results of operations for fiscal 2010 and fiscal 2009.

	Fiscal 2010	% of Net Sales	Fiscal 2009	% of Net Sales	$ Change	% Change
Net sales, excluding joint ventures	$12,190,171	84.7%	$7,428,499	86.6%	$4,761,672	64.1%
Net sales, to joint ventures	2,196,593	15.3%	1,146,809	13.4%	1,049,784	91.5%
Cost of goods sold	9,384,866	65.2%	5,620,668	65.5%	3,764,198	67.0%
Equity in income of joint ventures	3,919,084	27.2%	367,238	4.3%	3,551,846	967.2%
Fees for services provided to joint ventures	4,690,450	32.6%	3,378,193	39.4%	1,312,257	38.8%
Selling expenses	3,059,207	21.3%	2,439,321	28.4%	619,886	25.4%
General and administrative expenses	3,923,103	27.3%	2,804,257	32.7%	1,118,846	39.9%
Expenses incurred in support of joint ventures	875,869	6.1%	1,427,616	16.6%	(551,747)	(38.6)%
Research and development expenses	3,333,683	23.2%	3,024,205	35.3%	309,478	10.2%
Loss on impairment	—	—	554,000	6.5%	(554,000)	(100.0)%

Net Sales.  NTIC’s consolidated net sales increased 67.8% to $14,386,764 during fiscal 2010 compared to fiscal 2009.  NTIC’s consolidated net sales to customers excluding NTIC’s unconsolidated joint ventures increased 64.1% to $12,190,171 during fiscal 2010 compared to fiscal 2009.  This increase was due to an increase in demand primarily as a result of the recovery to some extent of the domestic manufacturing sector and the addition of new customers and the consolidation of Zerust Brazil on NTIC’s consolidated financial statements.  Net sales to joint ventures increased 91.5% to $2,196,593 in fiscal 2010 compared to fiscal 2009.  This increase was due to an increase in demand primarily as a result of the recovery to some extent of the international manufacturing sector.

The following table sets forth additional detail regarding NTIC’s net sales by product category for fiscal 2010 and fiscal 2009:

	Fiscal 2010	Fiscal 2009	$ Change	% Change
ZERUST® net sales	$13,814,101	$8,013,196	$5,800,906	72.4%
Natur-Tec® net sales	572,663	538,542	34,120	6.3%
React-NTI net sales	—	23,570	(23,570)	(100.0)%
Total net sales	$14,386,764	$8,575,308	$5,811,456	67.8%

Net sales of ZERUST® products and services increased 72.4% to $13,814,101 during fiscal 2010 compared to $8,013,196 during fiscal 2009.  This increase was due to increased demand primarily as a result of the recovery to some extent of the domestic manufacturing sector and the addition of new customers.  Additionally, the consolidation of Zerust Brazil on NTIC’s consolidated financial statements increased sales by $1,925,819 in fiscal 2010 compared to fiscal 2009.

Net sales of Natur-Tec® products increased 6.3% to $572,663 during fiscal 2010 compared to $538,542 in fiscal 2009.  This increase was primarily due to the addition of new distributors on the West Coast, partially offset by several large stocking orders of Natur-Tec® products that occurred early in 2009 that were not repeat orders.

Cost of Goods Sold.  Cost of goods sold increased 67.0% in fiscal 2010 compared to fiscal 2009 primarily as a result of the increase in net sales.  Cost of goods sold as a percentage of net sales decreased to 65.2% in fiscal 2010 compared to 65.5% in fiscal 2009 primarily as a result slightly improved margins resulting from fixed costs spread over increased net sales partially offset by a $360,577 write-down of Natur-Tec® inventory to its market value during fourth quarter of fiscal 2010.

Equity in Income of Joint Ventures.  NTIC had equity in income of joint ventures (not including the results of Zerust Brazil) of $3,919,084 during fiscal 2010 compared to equity in income of joint ventures of $367,238 during fiscal 2009.  This increase in equity in income was due to increased profitability of NTIC’s joint ventures primarily resulting from increased sales and cost control measures put in place during the last two quarters of fiscal 2009, many of which remained in place during fiscal 2010.  Of the total equity in income of joint ventures, NTIC had equity in income of joint ventures of $2,113,872 attributable to its joint venture in Germany during fiscal 2010 and $381,877 attributable to its joint venture in Germany during fiscal 2009.  Of the total equity in income of joint ventures, NTIC had equity in income of joint ventures of $902,935 attributable to its ASEAN joint venture holding company during fiscal 2010 and $407,682 attributable to its ASEAN joint venture holding company during fiscal 2009.  NTIC had equity in income of all other joint ventures of $902,277 during fiscal 2010 and $5,090 during fiscal 2009.

Fees for Services Provided to Joint Ventures.  NTIC recognized fee income for services provided to its joint ventures of $4,690,450 during fiscal 2010 compared to $3,378,193 during fiscal 2009, representing an increase of 38.8%.  This increase in fees for services provided to joint ventures was due primarily to the 37.3% increase in net sales of NTIC’s joint ventures to $84,973,646 in fiscal 2010 compared to $61,895,133 in fiscal 2009.  Sales of NTIC’s joint ventures (other than Zerust Brazil) are not included in NTIC’s sales and are not combined with NTIC’s sales in NTIC’s consolidated financial statements or in any description of NTIC’s sales.  Also included in fees for services provided to joint ventures for fiscal 2010 are license fees received by Polymer Energy LLC and distributed by Polymer Energy LLC to NTIC in the amount of $101,587.

Of the total fee income for services provided to its joint ventures, fees of $1,000,037 were attributable to NTIC’s joint venture in Germany during fiscal 2010 and $1,119,195 attributable to its joint venture in Germany during fiscal 2009.  This decrease was primarily the result of foreign currency exchange rate fluctuations.  NTIC does not receive fees attributable to its ASEAN joint venture holding company.  NTIC receives dividend payments based on fees paid from the joint ventures that comprise the ASEAN investments.  NTIC received fee income for services provided to all of its other joint ventures of $3,690,413 during fiscal 2010 compared to $2,258,998 during fiscal 2009, representing an increase of 63.4%.

NTIC sponsors a worldwide joint venture conference approximately every three to four years in which all of NTIC’s joint ventures are invited to participate.  NTIC defers a portion of its fees for services provided to joint ventures in each accounting period leading up to the next conference, reflecting that NTIC has not fully earned the payments received during that period.  The next joint venture conference is scheduled to be held in the spring or fall of 2011.  There was no deferred income recorded within other accrued liabilities during fiscal 2010 or fiscal 2009 related to this future conference since $288,000 had been accrued during fiscal 2008, fiscal 2007 and fiscal 2006, which represents the amount that NTIC expects to spend to hold the conference.  During fiscal 2011, NTIC does not anticipate deferring any additional fees for services provided to joint ventures until after the next conference.  The costs associated with these joint venture conferences are offset against the deferral as incurred, generally in the period in which the conference is held and immediately before.

Selling Expenses.  NTIC’s selling expenses increased 25.4% in fiscal 2010 compared to fiscal 2009 primarily due to increases of (i) compensation and employee benefits of $253,000; (ii) lab testing related expenses of $130,000; (iii) commissions and retainer expenses of $74,000; (iv) travel and related expenses of $63,000, and (v) selling expenses incurred at Zerust Brazil of $282,000, partially offset by a decrease in consulting expenses of $84,000.  Selling expenses as a percentage of net sales decreased to 21.3% in fiscal 2010 compared to 28.4% in fiscal 2009 due to selling expenses spread over increased net sales.

General and Administrative Expenses.  NTIC’s general and administrative expenses increased 39.9% in fiscal 2010 compared to fiscal 2009 primarily as a result of increases in (i) audit and tax expense of $55,000; (ii) stock option expense of $88,000; (iii) compensation and benefits expenses of $310,000 (iv)  general and administrative expenses incurred at Zerust Brazil of $527,000.  As a percentage of net sales, general and administrative expenses decreased significantly to 27.3% in fiscal 2010 compared to 32.7% in fiscal 2009 due to fixed general and administrative expenses spread over increased net sales and NTIC’s cost reduction efforts during fiscal 2009, many of which had remained in place during fiscal 2010.

Expenses Incurred in Support of Joint Ventures.  Expenses incurred in support of NTIC’s joint ventures were $875,869 during fiscal 2010 compared to $1,427,616 during fiscal 2009, representing a decrease of 38.6%.  This decrease was due to decreases in (i) consulting expenses of $184,000; (ii) legal expenses of $130,000; and (iii) lab supplies and testing of $130,000.

Research and Development Expenses.  NTIC’s research and development expenses increased 10.2% in fiscal 2010 compared to fiscal 2009 due to increases in (i) salary and benefits of $478,000; (ii) amortization expenses of $37,000; (iii) consulting expenses of $255,000; and (iv) travel expenses of $62,000, partially offset by grants received of $600,023.

Loss on Impairment.  NTIC recorded a loss on impairment of goodwill and long-lived assets of $554,000 during fiscal 2009 in connection with its React-NTI reporting unit to appropriately reflect the fair value of its assets. No loss in impairment of goodwill or long-lived assets was recorded during fiscal 2010.

Interest Income.  NTIC’s interest income increased to $30,939 in fiscal 2010 compared to $6,340 in fiscal 2009 primarily due to increased cash balances earning interest during fiscal 2010 compared to fiscal 2009.

Interest Expense.  NTIC’s interest expense decreased to $97,676 in fiscal 2010 compared to $132, 411 in fiscal 2009 primarily due to lower average outstanding debt levels.

Income (Loss) Before Income Tax Expense.  Income before income tax expense increased to $2,303,756 in fiscal 2010 compared to a loss before income tax expense of $(3,646,976) in fiscal 2009.

Income Tax Benefit.  Income tax benefit for fiscal 2010 was $230,000 compared to a benefit of $302,000 for fiscal 2009.  Income tax benefit was calculated based on management’s estimate of NTIC’s annual effective income tax rate.  NTIC’s annual effective income tax rate during fiscal 2010 and fiscal 2009 was lower than the statutory rate primarily due to NTIC’s equity in income of joint ventures being recognized based on after-tax earnings of these entities.  To the extent undistributed earnings of NTIC’s joint ventures are distributed to NTIC, it is not expected to result in any material additional income tax liability after the application of foreign tax credits. NTIC records a tax valuation allowance when it is more likely than not that some portion or all of its deferred tax assets will not be realized to reduce deferred tax assets to the amount expected to be realized.  NTIC determined based on all available evidence, including historical data and projections of future results, that it was more likely than not that all of its deferred tax assets, except for its foreign tax credit carryforward and Minnesota state research and development credit carryforwards, would be fully realized and that NTIC’s deferred tax asset related to foreign tax credit carryforwards would not be realized due to insufficient federal taxable income within the carryforward period and the fact that for ordering purposes the foreign tax credit carryforwards were not allowed to be used until after any current year foreign tax credits are utilized.

Fiscal Year 2009 Compared to Fiscal Year 2008

The following table sets forth NTIC’s results of operations for fiscal 2009 and fiscal 2008.

	Fiscal 2009	% of Net Sales	Fiscal 2008	% of Net Sales	$ Change	% Change
Net sales, excluding joint ventures	$7,428,499	86.6%	$10,890,652	85.8%	$(3,462,153)	(31.8)%
Net sales, to joint ventures	1,146,809	13.4%	1,800,100	14.2%	(653,291)	(36.3)%
Cost of goods sold	5,620,668	65.5%	7,638,690	60.2%	(2,018,022)	(26.4)%
Equity in income of joint ventures	367,238	N/A	3,792,197	N/A	(3,424,959)	(90.3)%
Gain on sale of joint venture	—	N/A	172,767	N/A	(172,767)	(100.0)%
Fees for services provided to joint ventures	3,378,193	N/A	5,956,403	N/A	(2,578,210)	(43.3)%
Selling expenses	2,439,321	28.4%	3,294,882	26.0%	(855,561)	(26.0)%
General and administrative expenses	2,804,257	32.7%	3,514,437	27.7%	(710,180)	(20.2)%
Expenses incurred in support of joint ventures	1,427,616	N/A	2,873,975	N/A	(1,446,359)	(50.3)%
Research and development expenses	3,024,205	35.3%	2,532,791	20.0%	491,414	19.4%
Loss on impairment	554,000	6.5%	—	N/A	554,000	100.0%

Net Sales.  NTIC’s consolidated net sales decreased 32.4% to $8,575,308 during fiscal 2009 compared to fiscal 2008.  NTIC’s consolidated net sales to unaffiliated customers excluding NTIC’s joint ventures decreased 31.8% to $7,428,499 during fiscal 2010 compared to fiscal 2009. This decrease was due to a decrease in demand for ZERUST® products and services sold to existing and new customers, partially offset by sales of Natur-Tec® products in fiscal 2009.  Net sales to joint ventures decreased 36.3% to $1,146,809 in fiscal 2010 compared to fiscal 2009 due to the loss of the principal customer of React Inc. and a decrease in demand primarily as a result of the global economic recession in fiscal 2009.

The following table sets forth additional detail regarding NTIC’s net sales by product category for fiscal 2009 and fiscal 2008:

	Fiscal 2009	Fiscal 2008	$ Change	% Change
ZERUST® net sales	$8,013,196	$12,005,151	$(3,991,955)	(33.3)%
Natur-Tec® net sales	538,542	383,904	154,638	40.3%
React-NTI net sales	23,570	53,537	(29,967)	(56.0)%
React Inc. sales	—	248,160	(248,160)	(100.0)%
Total net sales	$8,575,308	$12,690,752	$(4,115,444)	(32.4)%

Net sales of ZERUST® products and services decreased 33.3% to $8,013,196 during fiscal 2009 compared to $12,005,151 during fiscal 2008.  This decrease was due to decreased demand primarily as a result of the global economic recession in fiscal 2009.

Net sales of Natur-Tec® products increased 40.3% to $538,542 during fiscal 2009 compared to $383,904 in fiscal 2008.  This increase was primarily due to sales to new distributors during fiscal 2009.

Cost of Goods Sold.  Cost of goods sold decreased 26.4% in fiscal 2009 compared to fiscal 2008 primarily as a result of the significant decrease in React Inc. sales which were sold at significantly lower margins than NTIC’s ZERUST® products, combined with a slight reduction in the gross margin achieved on NTIC’s ZERUST® products.  Cost of goods sold as a percentage of net sales increased to 65.5% in fiscal 2009 compared to 60.2% in fiscal 2008 primarily as a result of fixed costs spread over decreased net sales.

Equity in Income of Joint Ventures.  NTIC had equity in income of joint ventures of $367,238 during fiscal 2009 compared to equity in income of joint ventures of $3,792,197 during fiscal 2008.  This decrease in equity in income was due to decreased profitability of NTIC’s joint ventures primarily resulting from decreased sales.  Of the total equity in income of joint ventures, NTIC had equity in income of joint ventures of $248,047 attributable to its joint venture in Germany during fiscal 2009 and $2,446,597 attributable to its joint venture in Germany during fiscal 2008.  Of the total equity in income of joint ventures, NTIC had equity in income of joint ventures of $608,968 attributable to its ASEAN joint venture holding company during fiscal 2009 and $631,582 attributable to its ASEAN joint venture holding company during fiscal 2008.  NTIC had equity in (loss) income of all other joint ventures of ($489,777) during fiscal 2009 and $714,017 during fiscal 2008.

Fees for Services Provided to Joint Ventures.  NTIC recognized fee income for services provided to its joint ventures of $3,378,193 during fiscal 2009 compared to $5,956,403 during fiscal 2008, representing a decrease of 43.3%.  This decrease in fees for services provided to joint ventures was due primarily to the 38.9% decrease in net sales of NTIC’s joint ventures to $61,895,133 in fiscal 2009 compared to $101,279,532 in fiscal 2008.  Sales of NTIC’s joint ventures are not included in NTIC’s sales and are not combined with NTIC’s sales in NTIC’s consolidated financial statements or in any description of NTIC’s sales.

NTIC sponsors a worldwide joint venture conference approximately every three to four years in which all of NTIC’s joint ventures are invited to participate.  NTIC defers a portion of its fees for services provided to joint ventures in each accounting period leading up to the next conference, reflecting that NTIC has not fully earned the payments received during that period.  There was no deferred income recorded within other accrued liabilities during fiscal 2009 and $96,000 in deferred income recorded within other accrued liabilities during fiscal 2008 related to this future conference.

Selling Expenses.  NTIC’s selling expenses decreased 26.0% in fiscal 2009 compared to fiscal 2008 primarily due to decreases in (i) compensation and employee benefits of $454,000; (ii) travel and related expenses of $40,000; (iii) consulting expenses of $105,000; and (iv) web development of $40,000.  Selling expenses as a percentage of net sales increased to 28.4% in fiscal 2009 compared to 26.0% in fiscal 2008 primarily due to the decrease in net sales.

General and Administrative Expenses.  NTIC’s general and administrative expenses decreased 20.2% in fiscal 2009 compared to fiscal 2008 primarily as a result of decreases in (i) audit and tax expense of $200,000; (ii) compensation and benefits expenses of $311,000; (iii) travel expenses of $76,000; and (iv) insurance expense of $74,000.  As a percentage of net sales, general and administrative expenses increased significantly to 32.7% in fiscal 2009 compared to 27.7% in fiscal 2008 due to fixed general and administrative expenses spread over decreased net sales, partially offset by costs savings as a result of NTIC’s cost reduction efforts implemented during the second quarter of fiscal 2009.

Expenses Incurred in Support of Joint Ventures.  Expenses incurred in support of NTIC’s joint ventures were $1,427,616 during fiscal 2009 compared to $2,873,975 during fiscal 2008, representing a decrease of 50.3%, the majority of which was related to a decrease of legal expenses of $752,000.

Research and Development Expenses.  NTIC’s research and development expenses increased 19.4% in fiscal 2010 compared to fiscal 2009 due to increases in (i) compensation and related expenses of $255,000; and (ii) consulting expense of $312,000.

Loss on Impairment.  NTIC recorded a loss on impairment of goodwill and long-lived assets of $554,000 during fiscal 2009 in connection with its React-NTI reporting unit to appropriately reflect the fair value of its assets. No loss in impairment of goodwill or long-lived assets was recorded during fiscal 2008.  See Note 8 to NTIC’s consolidated financial statements for further information.

Interest Income.  NTIC’s interest income decreased to $6,340 in fiscal 2009 compared to $23,815 in fiscal 2008 primarily due to significantly fewer notes receivable in fiscal 2009 compared to fiscal 2008.

Interest Expense.  NTIC’s interest expense increased slightly to $132,411 in fiscal 2009 compared to $123,874 in fiscal 2008 primarily due to slightly higher average outstanding debt levels.

Income (Loss) Before Income Tax Expense.  Loss before income tax expense was $(3,646,976) in fiscal 2009 compared to income before income tax expense of $2,723,956 in fiscal 2008.

Income Tax (Benefit) Expense.  Income tax benefit for fiscal 2009 was $(302,000) compared to income tax expense of $170,000 for fiscal 2008.  Income tax (benefit) expense was calculated based on management’s estimate of NTIC’s annual effective income tax rate.  NTIC’s annual effective income tax rate during fiscal 2009 and fiscal 2008 was lower than the statutory rate primarily due to NTIC’s equity in income of corporate joint ventures being recognized based on after-tax earnings of these entities.  To the extent joint ventures’ undistributed earnings are distributed to NTIC, it is not expected to result in any material additional income tax liability after the application of foreign tax credits.

Liquidity and Capital Resources

Sources of Cash and Working Capital.  As of August 31, 2010, NTIC’s working capital was $5,918,923, including $1,776,162 in cash and cash equivalents, compared to working capital of $2,727,737, including $138,885 in cash and cash equivalents, as of August 31, 2009.

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

NTIC has a $2,300,000 demand line of credit with PNC Bank, with no amounts outstanding as of August 31, 2010.  Advances made under the demand line of credit are made at the sole discretion of PNC Bank and are due and payable on demand.  Outstanding amounts under the demand line of credit bear interest at an annual rate based on LIBOR plus 2.25%.  As of August 31, 2010, the interest rate was 2.51%.  Interest is payable in arrears on the 15th day of each month and on demand.  As of August 31, 2010 and 2009, NTIC had $0 and $1,077,000, respectively, of borrowings under the demand line of credit.

In September 2006, NTIC purchased the real estate and 40,000 square feet building in which NTIC’s corporate headquarters is located pursuant to a like-kind exchange transaction within the meaning of

Section 1031 of the Internal Revenue Code of 1986, as amended, for a purchase price of $1,475,000.  To finance the transaction, NTIC obtained a secured term loan in the principal amount of $1,275,000.  The term loan matures on May 1, 2011, bears interest at a fixed rate of 8.01% and is payable in 59 monthly installments equal to approximately $10,776 (inclusive of principal and interest) commencing June 1, 2006.  All of the remaining unpaid principal and accrued interest is due and payable on the May 1, 2011 maturity date, unless the bank demands payment earlier due to a covenant breach by NTIC as discussed in more detail below.  The loan is secured by a first lien on the real estate and building.

Under the note governing the term loan, NTIC is subject to a minimum debt service coverage ratio of 1.0:1.0.  Under such covenant, NTIC shall not, as of the last day of any fiscal year, suffer or permit the ratio of the aggregate of (a) its net income for that period, plus (b) its interest expense for that period, plus (c) its federal, state, and local income taxes, if any, for that period, plus (d) its depreciation and amortization charges for that period to the aggregate of (i) its interest expense for that period, plus (ii) its unfunded investments (net after trade-ins, if any) in fixed and capital assets and leasehold improvements during that period, plus (iii) all dividends/withdrawals (other than any made to one or more other members of its reporting group) paid by members of its reporting group during that period, plus (iv) an amount equal to the aggregate of all payments required to be made on all indebtedness for borrowed money, purchase money indebtedness and with respect to capitalized lease obligations by members of its reporting group during the period of 12 consecutive months next succeeding the fiscal year in question to be less than 1.0:1.0.  At August 31, 2009 and 2010, NTIC failed to meet this financial covenant. Although PNC Bank waived the covenant violation as of August 31, 2009, NTIC has not sought and/or obtained a waiver of any subsequent covenant violations from PNC Bank.  As a result, an event of default occurred under the note and PNC Bank has the right in its discretion, by giving written notice to NTIC, to declare the full amount outstanding under the note immediately due and payable in full.  NTIC has no intention to obtain a waiver for the event of default or desire to renegotiate or refinance the term loan.  NTIC has not received any notice from PNC Bank regarding its intent to call the loan.  In the event PNC Bank declares the note immediately due and payable, NTIC intends to pay off the note in full with its existing cash and cash equivalents.  NTIC has classified all amounts outstanding under the note as a current liability on its consolidated balance sheets.

NTIC believes that a combination of its existing cash and cash equivalents, forecasted cash flows from future operations, anticipated distributions of earnings, anticipated fees to NTIC for services provided to its joint ventures and funds available through existing or anticipated financing arrangements, will be adequate to fund its existing operations, investments in new or existing joint ventures, capital expenditures, debt repayments and any stock repurchases for at least the next 12 months.  During fiscal 2011, NTIC expects to continue to invest research and development and marketing efforts and resources into its new businesses, product lines and markets, including in particular the application of its corrosion prevention technology into the oil and gas industry.  In order to take advantage of such new product and market opportunities to expand its business and increase its revenues, NTIC may decide to finance such opportunities by borrowing under its demand line of credit or raising additional financing through the issuance of debt or equity securities.  There is no assurance that any financing transaction will be available on terms acceptable to NTIC or at all, or that any financing transaction will not be dilutive to NTIC’s current stockholders.

NTIC traditionally has used the cash generated from its operations, distributions of joint venture earnings and fees for services provided to its joint ventures to fund NTIC’s new technology investments and capital contributions to new and existing joint ventures.  NTIC’s joint ventures traditionally have operated with little or no debt and have been self-financed with minimal initial capital investment and minimal additional capital investment from their respective owners.  Therefore, NTIC believes it is not likely that there exists any exposure to debt by NTIC’s joint ventures that could materially impact their respective operations and/or liquidity.

Uses of Cash and Cash Flows.  Net cash used in operating activities during fiscal 2010 was $1,175,892 which resulted principally from NTIC’s equity in income from joint ventures and increases in inventories, trade receivables and deferred income taxes, partially offset by NTIC’s net income, depreciation and amortization expense, and decreases in services receivables from joint ventures, accrued liabilities and accounts payable.  Net cash used in operating activities in fiscal 2009 was $1,742,140, which resulted principally from NTIC’s net loss, equity in income from joint ventures, a decrease in deferred income taxes, decreases in accounts payable, accrued liabilities and income tax receivables,, partially offset by a decrease in inventories, the loss on asset impairment, a decrease in services receivables from joint ventures and a decrease in trade receivables excluding joint ventures.

NTIC’s cash flows from operations are impacted by significant changes in certain components of NTIC’s working capital, including inventory turnover and changes in receivables.  NTIC considers internal and external factors when assessing the use of its available working capital, specifically when determining inventory levels and credit terms of customers.  Key internal factors include existing inventory levels, stock reorder points, customer forecasts and customer requested payment terms, and key external factors include the availability of primary raw materials and sub-contractor production lead times.  NTIC’s typical contractual terms for trade receivables excluding joint ventures are traditionally 30 days and for trade receivables from its joint ventures is 90 days.  Before extending unsecured credit to customers, excluding NTIC’s joint ventures, NTIC reviews customers’ credit histories and will establish an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers and other information.  Accounts receivable over 30 days are considered past due for most customers.  NTIC does not accrue interest on past due accounts receivable.  If accounts receivables in excess of the provided allowance are determined uncollectible, they are charged to selling expense in the period that determination is made.  Accounts receivable are deemed uncollectible based on NTIC exhausting reasonable efforts to collect. NTIC’s typical contractual terms for receivables for services provided to its joint ventures are 90 days.  NTIC records receivables for services provided to its joint ventures on an accrual basis, unless circumstances exist that make the collection of the balance uncertain in which case the fee income will be recorded on a cash basis until there is consistency in payments.  This determination is handled on a case by case basis.

NTIC experienced an increase in receivables and inventory as of August 31, 2010 compared to August 31, 2009 due to the increase in net sales and requests from customers to stock more products to shorten lead times and meet customer demand.  Trade receivables excluding joint ventures as of August 31, 2010 increased $853,967 compared to August 31, 2009, primarily related to the increase in NTIC’s net sales. Outstanding trade receivables excluding joint ventures balances as of August 31, 2010 decreased 46 days to an average of 40 days from balances outstanding from these customers as of August 31, 2009.  Outstanding trade receivables from joint ventures as of August 31, 2010 increased $553,127 compared to August 31, 2009, primarily due to the corresponding increase in net sales, which also resulted in an increase of outstanding balances from trade receivables from joint ventures as of August 31, 2010 of 95 days to an average of 238 days from balances outstanding from these customers compared to August 31, 2009.  The significant average days outstanding of trade receivables from joint ventures as of August 31, 2010 were primarily due to the current receivable balance at NTIC’s joint venture in India.  NTIC has made separate arrangements for payments on product that NTIC’s joint venture in India has purchased from NTIC until the product is sold.  Outstanding services fees receivable from joint ventures as of August 31, 2010 decreased $459,788 as compared to August 31, 2009, primarily resulting from collections of past due fees.  This payment, in conjunction with higher fees during fiscal 2010 compared to fiscal 2009 resulted in a decrease of 166 days of fees receivable outstanding as of the August 31, 2010 to an average of 96 days as compared to August 31, 2009.

Net cash provided by investing activities during fiscal 2010 was $594,418, which was comprised of dividends received from joint ventures and cash received on loans made, partially offset by investment in joint ventures and additions to property and equipment and patents.  Net cash provided by investing activities during fiscal 2009 was $1,696,912, which was comprised of dividends received from joint ventures, offset by investment in joint ventures and additions to property and equipment and patents.

Net cash provided by financing activities during fiscal 2010 was $2,218,751, which resulted primarily from proceeds from NTIC’s September 2009 registered directed offering and from NTIC’s employee stock purchase plan and option exercises, partially offset by bank overdrafts and principal payments on the bank loan for NTIC’s corporate headquarters building.  Net cash used in financing activities during fiscal 2009 was $46,347, which resulted primarily from bank overdrafts and principal payments on the bank loan for NTIC’s corporate headquarters building, partially offset by borrowings made on the demand line of credit and proceeds from NTIC’s employee stock purchase plan and option exercises.

Capital Expenditures and Commitments.  NTIC had no material lease or other material capital commitments as of August 31, 2010, except a lease agreement entered into by NTI Facilities, Inc., a subsidiary of NTIC, for approximately 16,994 square feet of office, manufacturing, laboratory and warehouse space in Beachwood, Ohio, requiring monthly payments of $17,500, which are adjusted annually according to the annual consumer price index, through November 2014.

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

In fiscal 1999, a subsidiary of NTIC, NTI Facilities, Inc., acquired a one-third ownership of Omni-Northern Ltd., which owns and operates a rental property located at 23205 Mercantile Road, Beachwood, Ohio.  The property had an approximate value of $2,205,000, based upon the cash-to-mortgage acquisition price of the property paid in fiscal 2000.  NTIC has guaranteed up to $329,082 of Omni-Northern Ltd.’s $1,903,571 mortgage obligation with PNC Bank, Cleveland, Ohio.  The building is fully leased at present.  In November 2010, NTI Facilities, Inc. entered into a limited liability company membership interests purchase agreement pursuant to which NTI Facilities, Inc., subject to certain terms and conditions, agreed to sell its membership interest in Omni-Northern Ltd. for $100,000.  It is anticipated that the closing of this transaction will take place in December 2010 or January 2011 and will result in approximately a $90,000 gain on sale, which would positively affect NTIC’s second quarter of fiscal 2011 earnings.

Inflation and Seasonality

Inflation in the U.S. and abroad has historically had little effect on NTIC.  NTIC’s business has not historically been seasonal.

Market Risk

NTIC is exposed to some market risk stemming from changes in foreign currency exchange rates, commodity prices and interest rates.

Because the functional currency of NTIC’s foreign operations and investments in its foreign joint ventures is the applicable local currency, NTIC is exposed to foreign currency exchange rate risk arising from transactions in the normal course of business.  NTIC’s principal exchange rate exposure is with the Euro, the Japanese yen, Indian Rupee, Chinese yuan, Korean won and the English pound against the U.S. dollar.  NTIC’s fees for services and dividend distributions from these foreign entities are paid in foreign currencies and thus fluctuations in foreign currency exchange rates could result in declines in NTIC’s reported net income.  Since NTIC’s investments in its joint ventures are accounted for using the equity method, any changes in foreign currency exchange rates would be reflected as a foreign currency translation adjustment and would not change NTIC’s equity in income (loss) of joint ventures reflected in its consolidated statements of operations.  NTIC does not hedge against its foreign currency exchange rate risk.

Some raw materials used in NTIC’s products are exposed to commodity price changes.  The primary commodity price exposures are with a variety of plastic resins.

NTIC’s demand line of credit bears interest at a rate based on LIBOR and thus may subject NTIC to some market risk on interest rates.  As of August 31, 2010, NTIC had no borrowings under its $2,300,000 demand line of credit.

Related Party Transactions

Since NTIC’s joint ventures are considered related parties, NTIC records sales to its joint ventures as a separate line item on the face of NTIC’s consolidated statements of operations and records fees for services provided to its joint ventures and expenses incurred in support of its joint ventures as separate line items on the face of NTIC’s consolidated statements of operations.  NTIC also records as separate line items trade receivables from joint ventures, receivables for fees for services provided to joint ventures and NTIC’s investments in joint ventures on its consolidated balance sheets.

NTIC established its joint venture network approximately 25 years ago as a method to increase its worldwide distribution network for its rust and corrosion inhibiting packaging and products.  NTIC participates, either directly or indirectly, in 27 active joint venture arrangements in North America, South America, Europe, Asia and the Middle East.  Each of these joint ventures generally manufactures and markets finished products in the geographic territory to which it is assigned.  NTIC’s joint venture partners are knowledgeable in the applicable environmental, labor, tax and other requisite regulations and laws of the respective foreign countries in which they operate, as well as the local customs and business practices.  NTIC’s revenue recognition policy for sales to its joint ventures is the same as its policy for sales to unaffiliated customers.

The fees for services received by NTIC from its joint ventures are generally determined based on either a flat fee or a percentage of net sales by NTIC’s joint ventures depending on local laws and tax regulations.  With respect to NTIC’s German joint venture, NTIC receives an agreed upon quarterly fee for such services.  With respect to NTIC’s ASEAN joint venture holding company, NTIC does not receive a fee for such services, but rather receives a bi-annual dividend based on available cash.  NTIC records revenue related to fees for services provided to joint ventures when earned, amounts are determinable and collectability is reasonably assured.  Under NTIC’s agreements with its joint ventures, fee amounts are earned when product is shipped from joint venture facilities.  NTIC reviews the financial situation of each joint venture to assist in the likelihood of collections on amounts earned.  From time to time, NTIC elects to account for such fees on a cash basis for certain joint ventures when uncertainty exists surrounding the collections of such fees, there are no fees being accounted for in this manner at present.  The expenses incurred in support of its joint ventures are direct expenses that NTIC incurs related to its joint ventures and include such items as employee compensation and benefit expenses, travel expense, insurance, consulting expense, legal expense and lab supplies and testing expense.

See Note 15 to NTIC’s consolidated financial statements for other related party transaction disclosures.

Critical Accounting Policies and Estimates

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

Principles of Consolidation

The consolidated financial statements include the accounts of Northern Technologies International Corporation, its wholly owned subsidiaries, NTI Facilities, Inc., Northern Technologies Holding Company, LLC and React-NTI LLC and for fiscal 2010, NTIC’s joint venture in Brazil.  NTIC’s consolidated financial statements do not include the accounts of any of its joint ventures, other than for fiscal 2010, NTIC’s joint venture in Brazil.  NTIC believes that the impact of not consolidating Zerust Brazil on NTIC’s consolidated financial statements for periods prior to fiscal 2010 was immaterial.  NTIC’s consolidated financial statements do not include Polymer Energy LLC, in which NTIC holds a 62.5% ownership interest.  Polymer Energy LLC had immaterial activity in fiscal 2010 and fiscal 2009.

Investments in Joint Ventures and Recoverability of Investments in Joint Ventures

NTIC’s investments in its joint ventures, other than Zerust Brazil, are accounted for using the equity method.  NTIC assesses its joint ventures for impairment on an annual basis as of August 31 of each year as part of its fiscal year end analysis.  In addition to the annual review for impairment, NTIC reviews the operating results of each joint venture on a quarterly basis in comparison to its historical operating results and its accrual for fees for services provided to joint ventures.  If the operating results of a joint venture do not meet NTIC’s financial performance expectations, an additional evaluation is performed on the joint venture.  In addition to the annual assessments for impairment, non-periodic assessments for impairment may occur if cash remittances are less than accrued balances, a joint venture’s management requests capital or other events occur suggesting an other than temporary decline in value.  If an investment were determined to be impaired, then a reserve would be created to reflect the impairment on the financial results of NTIC.  NTIC’s evaluation of its investments in joint ventures requires NTIC to make assumptions about future cash flows of its joint ventures.  These assumptions require significant judgment and actual results may differ from assumed or estimated amounts.  NTIC’s investments in joint ventures were $16,055,943 as of August 31, 2010 and $14,064,122 as of August 31, 2009.  NTIC’s investments in its joint venture in Germany and its ASEAN joint venture holding company were $7,938,751 and $2,467,412, respectively, as of August 31, 2010 and $6,838,375 and $2,013,725, respectively, as of August 31, 2009.

Revenue Recognition

NTIC recognizes revenue from the sale of its products when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed and determinable and collection of the resulting receivable is reasonably assured.  These criteria are met at the time of shipment when risk of loss and title pass to the customer, distributor or joint venture entity.

With respect to recording revenue related to fees earned for services provided to NTIC’s joint ventures, NTIC recognizes revenue related to support of joint ventures when earned, amounts are determinable and collectability is reasonably assured.  The support and services NTIC provides its joint ventures include consulting, travel, insurance, technical and marketing services to existing joint ventures, legal fees incurred in the establishment of new joint ventures, registration and promotion and legal defense of worldwide trademarks, and legal fees incurred in connection with the filing of patent applications.  NTIC receives fees for these services it provides to its joint ventures based primarily on the net sales by NTIC’s joint ventures.  The fees for support services received by NTIC from its joint ventures are generally determined based on either a flat fee or a percentage of net sales by NTIC’s joint ventures depending on local laws and tax regulations.  Under NTIC’s agreements with its joint ventures, amounts are earned when product is shipped from joint venture facilities.  NTIC reviews the financial situation of each of its joint ventures to assist in the likelihood of collections on amounts earned.  NTIC elects to account for these fees on a cash basis for certain joint ventures when uncertainty exists surrounding the collections of such fees.

Accounts and Notes Receivable

Trade receivables arise from sales of NTIC’s products and services to NTIC’s joint ventures and to unaffiliated customers.  Trade receivables from joint ventures arise from sales NTIC makes to its joint ventures of products and the essential additives required to make ZERUST® industrial corrosion inhibiting packaging products functional.  Receivables for services to NTIC’s joint ventures are contractually based primarily on a percentage of the sales of the joint ventures and are intended to compensate NTIC for services NTIC provides to its joint ventures as, including consulting, travel, insurance, technical and marketing services to existing joint ventures, legal fees incurred in the establishment of new joint ventures, registration and promotion and legal defense of worldwide trademarks, and legal fees incurred in connection with the filing of patent applications.

Payment terms for NTIC’s unaffiliated customers are determined based on credit risk and vary by customer.  NTIC typically offers standard payments terms to unaffiliated customers of net 30 days.  Payment terms for NTIC’s joint ventures also are determined based on credit risk; however, additional consideration also is given to the individual joint venture due to the transportation time associated with ocean delivery of most products and certain other factors.  NTIC typically offers payment terms to joint ventures of net 90 days.  NTIC does not accrue interest on past due accounts receivable.  NTIC reviews the credit histories of its customers, including its joint ventures, before extending unsecured credit. NTIC values accounts and notes receivable, net of an allowance for doubtful accounts.  Each quarter, NTIC prepares an analysis of its ability to collect outstanding receivables that provides a basis for an allowance estimate for doubtful accounts.  In doing so, NTIC evaluates the age of its receivables, past collection history, current financial conditions of key customers and its joint ventures, and economic conditions. Based on this evaluation, NTIC establishes a reserve for specific accounts and notes receivable that it believes are uncollectible, as well as an estimate of uncollectible receivables not specifically known.  Deterioration in the financial condition of any key customer or joint venture or a significant slowdown in the economy could have a material negative impact on NTIC’s ability to collect a portion or all of the accounts and notes receivable.  NTIC believes that an analysis of historical trends and its current knowledge of potential collection problems provide NTIC with sufficient information to establish a reasonable estimate for an allowance for doubtful accounts.  However, since NTIC cannot predict with certainty future changes in the financial stability of its customers or joint ventures, NTIC’s actual future losses from uncollectible accounts may differ from its estimates.  In the event NTIC determined that a smaller or larger uncollectible accounts reserve is appropriate, NTIC would record a credit or charge to selling expense in the period that it made such a determination.  Accounts receivable have been reduced by an allowance for uncollectible accounts of $20,000 and $79,000 as of August 31, 2010 and August 31, 2009, respectively.

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

Foreign Currency Translation (Accumulated Other Comprehensive Income)

The functional currency of each international joint venture is the applicable local currency.  The translation of the applicable foreign currencies into U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average monthly exchange rate.  Translation gains or losses are reported as an element of accumulated other comprehensive income.

NTIC conducts all foreign transactions based on the U.S. dollar, except for its investments in various foreign joint ventures.  Since NTIC’s investments in its joint ventures are accounted for using the equity method, any changes in foreign currency exchange rates would be reflected as a foreign currency translation adjustment and would not change the equity in income of joint ventures reflected in NTIC’s consolidated statement of operations.

Stock-Based Compensation

NTIC recognizes compensation cost relating to share-based payment transactions, including grants of employee stock options and transactions under NTIC’s employee stock purchase plan in its consolidated financial statements.  That cost is measured based on the fair value of the equity or liability instruments issued.  NTIC measures the cost of employee services received in exchange for stock options or other stock-based awards based on the grant-date fair value of the award, and recognize the cost over the period the employee is required to provide services for the award.

Inventory Valuation

NTIC’s inventories consist primarily of production materials and finished goods.  NTIC purchases production materials and finished goods based on forecasted demand and records inventory at the lower of cost or market.  Cost is determined by the first-in, first-out (FIFO) method.  Management regularly assesses inventory valuation based on current and forecasted usage, demand and pricing, customer inventory-related contractual obligations and other considerations. If actual results differ from management estimates with respect to the actual or projected selling of inventories at amounts less than their carrying amounts, NTIC would adjust its inventory balances accordingly.  NTIC anticipated greater demand for certain  Natur-Tec® products than it experienced during the past couple of fiscal years.  Accordingly, NTIC had been unable to sell its Natur-Tec® inventory at the times and prices and in the volumes that NTIC initially anticipated.  As a result, NTIC recorded a $360,577 write-down of certain

Natur-Tec® inventory during fourth quarter of fiscal 2010 to its market value, which adversely affected NTIC’s cost of goods sold for fiscal 2010.  The Natur-Tec® raw material and finished goods inventory was purchased and manufactured previously when the base resins were significantly more expensive. As of August 31, 2010, $1,191,055 of Natur-Tec® inventory remained on NTIC’s consolidated balance sheet.  If NTIC is unable to sell its remaining Natur-Tec® inventory at the times and prices and in the volumes at which it currently anticipates, future additional write-downs may be necessary, which would again adversely affect NTIC’s cost of goods sold.

Recent Accounting Pronouncements

See Note 3 to NTIC’s consolidated financial statements for a discussion of recent accounting pronouncements.

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

The following items are included herein:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders, Audit Committee and Board of Directors

Northern Technologies International Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Northern Technologies International Corporation and Subsidiaries as of August 31, 2010 and 2009, and the related consolidated statements of operations, equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of the Company’s internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northern Technologies International Corporation and Subsidiaries as of August 31, 2010 and 2009 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Baker Tilly Virchow Krause, LLP
Minneapolis, Minnesota
November 23, 2010

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - AUGUST 31, 2010 AND 2009

	August 31, 2010	August 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,776,162	$138,885
Receivables:
Trade excluding joint ventures, less allowance for doubtful accounts of $20,000 and $79,000 at August 31, 2010 and 2009, respectively	2,227,769	1,373,802
Trade joint ventures	1,216,081	662,954
Fees for services provided to joint ventures	1,300,814	1,760,602
Income taxes	—	173,038
Inventories	3,639,169	2,002,622
Prepaid expenses	143,980	138,086
Deferred income taxes	448,600	218,900
Total current assets	10,752,575	6,468,889

PROPERTY AND EQUIPMENT, net	3,452,530	3,542,169

OTHER ASSETS:
Investments in joint ventures	16,055,943	14,064,122
Deferred income taxes	1,505,300	1,336,700
Notes receivable	—	140,000
Patents and trademarks, net	912,718	888,065
Other	18,234	42,975
	18,492,195	16,471,862
	$32,697,300	$26,482,920

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Borrowings made on line of credit	—	1,077,000
Current portion of note payable (Note 9)	1,144,922	1,179,973
Accounts payable	1,721,237	630,363
Income tax payable	174,502	—
Accrued liabilities:
Payroll and related benefits	1,155,277	261,579
Deferred joint venture royalties	288,000	288,000
Other	349,714	304,202
Total current liabilities	4,833,652	3,741,117

COMMITMENTS AND CONTINGENCIES (Note 16)

EQUITY:
Preferred stock, no par value; authorized 10,000 shares; none issued and outstanding	—	—
Common stock, $0.02 par value per share; authorized 10,000,000 shares; issued and outstanding 4,259,321 and 3,756,596, respectively	85,186	75,132
Additional paid-in capital	9,140,936	5,631,767
Retained earnings	17,911,718	15,327,962
Accumulated other comprehensive income	704,473	1,706,942
Stockholders’ equity	27,842,313	22,741,803
Non-controlling interest	21,335	—
Total equity	27,863,648	22,741,803
	$32,697,300	$26,482,920

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED AUGUST 31, 2010 AND 2009

	2010	2009
NET SALES:
Net sales, excluding joint ventures	$12,190,171	$7,428,499
Net sales, to joint ventures	2,196,593	1,146,809
NET SALES	14,386,764	8,575,308

Cost of goods sold	9,384,866	5,620,668
Gross profit	5,001,898	2,954,640

JOINT VENTURE OPERATIONS:
Equity in income of joint ventures	3,919,084	367,238
Fees for services provided to joint ventures	4,690,450	3,378,193
	8,609,534	3,745,431

OPERATING EXPENSES:
Selling expenses	3,059,207	2,439,321
General and administrative expenses	3,923,103	2,804,257
Expenses incurred in support of joint ventures	875,869	1,427,616
Research and development expenses	3,333,683	3,024,205
Loss on impairment	—	554,000
	11,191,862	10,249,399

OPERATING INCOME (LOSS)	2,419,570	(3,549,328)

INTEREST INCOME	30,939	6,340
INTEREST EXPENSE	(97,676)	(132,411)
OTHER INCOME	25,094	28,423

INCOME (LOSS) BEFORE INCOME TAX EXPENSE	2,377,927	(3,646,976)

INCOME TAX BENEFIT	(230,000)	(302,000)

NET INCOME (LOSS)	2,607,927	(3,344,976)

NET INCOME ATTRIBUTABLE TO NON CONTROLLING INTEREST	24,171	—

NET INCOME (LOSS) ATTRIBUTABLE TO NTIC	$2,583,756	$(3,344,976)

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$0.61	$(0.89)
Diluted	$0.61	$(0.89)

WEIGHTED AVERAGE COMMON SHARES ASSUMED OUTSTANDING:
Basic	4,223,605	3,749,012
Diluted	4,269,350	3,749,012

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

AUGUST 31, 2010 AND 2009

	STOCKHOLDERS’ EQUITY
					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	Controlling	Total
	Shares	Amount	Capital	Earnings	Income	Interests	Equity

BALANCE AT AUGUST 31, 2008	3,729,457	$74,589	$5,271,384	$18,672,938	$2,132,180	—	$26,151,091

Stock issued in lieu of accrued payroll	21,513	430	226,531	—	—	—	226,961
Exercise of stock options	2,000	40	10,460	—	—	—	10,500
Stock issued for employee stock purchase plan	3,626	73	23,392	—	—	—	23,465
Stock option expense	—	—	100,000	—	—	—	100,000
Comprehensive income, 2009:	—	—	—	—	—	—
Foreign currency translation adj. (net of tax)	—	—	—	—	(425,238)	—	(425,238)
Net income	—	—	—	(3,344,976)	—	—	(3,344,976)
Comprehensive loss, 2009							(3,770,214)

BALANCE AT AUGUST 31, 2009	3,756,596	75,132	5,631,767	15,327,962	1,706,942	—	22,741,803

Stock issued, net of expenses of $356,387	480,000	9,600	3,186,013	—	—	—	3,195,613
Exercise of stock options	17,500	350	97,915	—	—	—	98,265
Stock issued for employee stock purchase plan	5,225	104	36,820	—	—	—	36,924
Stock option expense	—	—	188,421	—	—	—	188,421
Comprehensive income, 2010:	—	—	—	—	—	—
Foreign currency translation adj. (net of tax)	—	—	—	—	(1,002,417)	(2,836)	(1,005,305)
Net income				2,583,756	—	24,171	2,607,927
Comprehensive income, 2010							1,612,622

BALANCE AT AUGUST 31, 2010	4,257,321	$85,186	$9,140,936	$17,911,718	$704,473	$21,335	$27,863,648

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED AUGUST 31, 2010 and 2009

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,607,927	$(3,344,976)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Expensing of fair value of stock options vested	188,421	100,000
Change in allowance for doubtful accounts	(59,000)	69,000
Depreciation expense	382,594	396,653
Amortization expense	155,669	120,612
Loss on asset impairment	—	554,000
Loss on disposal of assets	—	46,302

Equity in income from joint ventures	(3,919,084)	(367,238)
Deferred income taxes	(398,300)	(535,000)
Receivables:
Trade, excluding joint ventures	(520,013)	519,420
Trade, joint ventures	(553,127)	(132,345)
Fees for services receivables, joint ventures	459,788	1,305,136
Income taxes	235,653	(144,077)
Inventories	(1,514,855)	722,844
Prepaid expenses and other	26,018	74,262
Accounts payable	857,705	(621,159)
Income tax payable	121,834	—
Accrued liabilities	752,878	(505,574)
Net cash used in operating activities	(1,175,892)	(1,742,140)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint ventures	(30,101)	(669,060)
Dividends received from joint ventures	836,882	2,589,887
Cash received on loans made	140,000	—
Effect of Zerust Brazil consolidation on cash (Note 2)	59,966	—
Additions to property and equipment	(232,007)	(184,257)
Additions to patents	(180,322)	(39,658)
Net cash provided by investing activities	594,418	1,696,912

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdrafts	—	(1,039,757)
Repayment of note payable	(35,051)	(31,555)
Net borrowings/(repayments) made on line of credit	(1,077,000)	991,000
Proceeds from the issuance of common stock	3,195,613	—
Proceeds from employee stock purchase plan	36,924	23,465
Proceeds from exercise of stock options	98,265	10,500
Net cash provided by (used in) financing activities	2,218,751	(46,347)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,637,277	(121,575)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	138,885	260,460

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,776,162	$138,885

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED AUGUST 31, 2010 AND 2009

1.             NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business — Northern Technologies International Corporation and Subsidiaries (the “Company”) develops and markets proprietary environmentally beneficial products and services either directly or via a network of joint ventures, independent distributors and agents.  The Company’s primary business is corrosion prevention marketed primarily under the ZERUST® brand.  The Company has been selling its proprietary ZERUST® rust and corrosion inhibiting products and services to the automotive, electronics, electrical, mechanical, military and retail consumer markets for over 35 years.  The Company also offers worldwide on-site technical consulting for rust and corrosion prevention issues.  The Company also has three new businesses that have started recently to generate revenue:  (1) corrosion prevention technology specifically designed for the oil and gas industry, also marketed under the ZERUST® brand and which the Company sells directly, as well as through joint ventures and independent agents; (2) a proprietary portfolio of bio-plastic compounds and finished products marketed under the Natur-Tec® brand, which the Company sells directly, as well as through distributors and independent agents; and (3) technology and equipment that converts waste plastic into diesel, gasoline and heavy fractions, which is exclusively licensed and sold through the Company’s joint venture Polymer Energy, LLC in North America and Asia.  The Company participates, either directly or indirectly, in 27 active joint venture arrangements in North America, South America, Europe, Asia and the Middle East.  Each of these joint ventures generally manufactures and markets finished products in the geographic territory to which it is assigned.  While most of the Company’s joint ventures currently sell rust and corrosion inhibiting products and custom packaging systems, the Company also has joint ventures that manufacture, market and sell the Company’s Polymer Energy™ technology and equipment that converts waste plastic into diesel, gasoline, and heavy fractions, and its corrosion prevention technology used in the oil and gas industry.  The profits of the Company’s joint ventures are shared by the respective joint venture owners in accordance with their respective ownership percentages.  The Company typically owns 50% of its joint venture entities and thus does not control the decisions of these entities regarding whether to pay dividends or how much to pay in dividends in any given year.

The Company has evaluated subsequent events occurring after the date of the consolidated financial statements for events requiring recording or disclosure in the financial statements.

Principles of Consolidation - The consolidated financial statements include the accounts of Northern Technologies International Corporation and its wholly owned subsidiaries, NTI Facilities, Inc., Northern Technologies Holding Company, LLC and React-NTI LLC, and for the fiscal year ended August 31, 2010, its majority owned joint venture subsidiary in Brazil, Zerust Prevenção de Corrosão S.A. All significant intercompany transactions and balances have been eliminated in consolidation.  The consolidated financial statements do not include the accounts of any of the Company’s joint ventures, other than the Company’s joint venture in Brazil for the fiscal year ended August 31, 2010, and React-NTI, LLC, for years ended August 31,2010 and 2009.  See Note 2.

Net Sales —The Company includes as separate line items on its consolidated statements of operations net sales to its joint ventures and net sales to unaffiliated customers.  There are no sales originating from the Company’s joint ventures included in the amount, as the Company’s investments in its joint ventures are accounted for using the equity method, except for React-NTI LLC which had no sales during the fiscal year ended August 31, 2010 and minimal sales during the fiscal year ended August 31, 2009, and the Company’s majority owned joint venture subsidiary in Brazil, Zerust Prevenção de Corrosão S.A., for the fiscal year ended August 31, 2010.

Revenue Recognition — The Company recognizes revenue from the sale of its products when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed and determinable and collection of the resulting receivable is reasonably assured.  These criteria are met at when risk of loss and title pass to the customer, distributor or joint venture entity.

Fees for Services Provided to Joint Ventures — The Company provides certain services to its joint ventures including consulting, insurance, technical and marketing services to existing joint ventures, and incurs legal fees in the establishment of new joint ventures, registration and promotion and legal defense of worldwide trademarks, and in connection with the filing of patent applications.  The Company receives fees for the services it provides to its joint ventures.  The fees for services received by the Company from its joint ventures are generally determined based on either a flat fee or a percentage of net sales by the Company’s joint ventures depending on local laws and tax regulations.  The Company recognizes revenues related to fees for services provided to its joint ventures when earned, amounts are determinable and collectability is reasonably assured.  Under the Company’s agreements with its joint ventures, amounts are earned when product is shipped from joint venture facilities.  The Company reviews the financial situation of each of its joint ventures to assist in the likelihood of collections on amounts earned.  The Company elects to account for these fees on a cash basis for certain joint ventures if uncertainty exists surrounding the collection of such fees.

Deferred Joint Venture Revenue — The Company sponsors a worldwide joint venture conference approximately every three to four years, in which all of its joint ventures are invited to participate.  It defers a portion of its service fees received from its joint ventures in each accounting period leading up to the next conference, reflecting that the Company has not earned portions of the payments received.  The next joint venture conference is scheduled to be held in the spring or fall of 2011.   At both August 31, 2010 and 2009, the Company had accrued $288,000 of deferred joint venture royalties recorded related to this future conference, which represents the amount that the Company expects to spend to hold the conference.  This amount is based on the historical experience of the Company, current conditions, and the intentions of the Company’s management.  The Company does not anticipate deferring any additional service fees until after the next conference.

Accounts Receivable — Payment terms for the Company’s unaffiliated customers are determined based on credit risk and vary by customer.  The Company typically offers standard payments terms to unaffiliated customers of net 30 days.  The Company does not accrue interest on past due accounts receivable.  The Company reviews the credit histories of its customers before extending unsecured credit. The Company values accounts and notes receivable, net of an allowance for doubtful accounts. Each quarter, the Company prepares an analysis of its ability to collect outstanding receivables that provides a basis for an allowance estimate for doubtful accounts.  In doing so, the Company evaluates the age of its receivables, past collection history, current financial conditions of key customers and its joint ventures, and economic conditions. Based on this evaluation, the Company establishes a reserve for specific accounts and notes receivable that it believes are uncollectible, as well as an estimate of uncollectible receivables not specifically known.  Deterioration in the financial condition of any key customer or or a significant slowdown in the economy could have a material negative impact on the Company’s ability to collect a portion or all of the accounts and notes receivable.  The Company believes that an analysis of historical trends and its current knowledge of potential collection problems provide the Company with sufficient information to establish a reasonable estimate for an allowance for doubtful accounts.  However, since the Company cannot predict with certainty future changes in the financial stability of its customers or joint ventures, the Company’s actual future losses from uncollectible accounts may differ from its estimates.  In the event the Company determined that a smaller or larger uncollectible accounts reserve is appropriate, the Company would record a credit or charge to selling expense in the period that it made such a determination.

Accounts receivable have been reduced by an allowance for uncollectible accounts of $20,000 and $79,000 at August 31, 2010 and 2009, respectively.

Receivables from Joint Ventures — Trade receivables from joint ventures arise from sales the Company makes to its joint ventures of products and the essential additives required to make ZERUST® industrial corrosion inhibiting packaging products functional.  Receivables for services to the Company’s joint ventures are contractually based primarily on a percentage of the sales of the joint ventures and are intended to compensate the Company for services the Company provides to its joint ventures, including consulting, travel, insurance, technical and marketing services to existing joint ventures, legal fees incurred in the establishment of new joint ventures, registration and promotion and legal defense of worldwide trademarks, and legal fees incurred in connection with the filing of patent applications. Payment terms for the Company’s joint ventures also are determined based on credit risk; however, additional consideration also is given to the individual joint venture due to the transportation time associated with ocean delivery of most products and certain other factors.    Generally, accounts receivable from the Company’s joint ventures unpaid after 90 days are considered past due.  The Company does not accrue interest on past due accounts receivable.  The Company periodically reviews amounts due from its joint ventures for collectability, and based on past experience and continuous review of the balances due, has not determined a need for an allowance for doubtful accounts related to its joint venture receivables.

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

Investments in Joint Ventures - Investments in the Company’s joint ventures are accounted for using the equity method, except React-NTI LLC, which has been consolidated, and Zerust Prevenção de Corrosão S.A. which has been consolidated for the fiscal year ended August 31, 2010.  Under the equity method, investments are initially recorded at cost and are adjusted for dividends, distributed and undistributed earnings and losses, changes in foreign exchange rates and additional investments.  In the event the Company’s share of joint venture’s cumulative losses exceed the Company’s investment balance, the balance is reported at zero value until proportionate income exceeds the losses.  The Company assesses its joint ventures for impairment on an annual basis as of August 31 of each year as part of its fiscal year end analysis. In addition to the annual review for impairment, the Company reviews the operating results of each joint venture on a quarterly basis in comparison to its historical operating results and its accrual of fees for services provided to joint ventures.  If the operating results of a joint venture do not meet financial performance expectations, an additional evaluation is performed on the joint venture.    If an investment were determined to be impaired, then a reserve would be created to reflect the impairment on the financial results of the Company.  The Company’s evaluation of its investments in joint ventures requires the Company to make assumptions about future cash flows of its joint ventures.  These assumptions require significant judgment and actual results may differ from assumed or estimated amounts.  The Company’s investments in joint ventures were $16,055,943 as of August 31, 2010 and $14,064,122 as of August 31, 2009.  The Company’s investments in its joint venture in Germany and its ASEAN joint venture holding company were $7,938,751 and $2,467,412, respectively, as of August 31, 2010 and $6,838,375 and $2,013,725, respectively, as of August 31, 2009.

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

Goodwill - The Company recorded a loss on impairment of goodwill and long-lived assets of $554,000 during the fiscal year ended August 31, 2009 in connection with its React-NTI reporting unit to appropriately reflect the fair value of the related assets.  At August 31, 2009 and 2010, the remaining net book value of the assets and liabilities of React-NTI and its subsidiaries was zero.

Income Taxes - The Company utilizes the liability method of accounting for income taxes which requires an asset and liability approach to financial accounting and reporting for income taxes.  Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  The Company records a tax valuation allowance when it is more likely than not that some portion or all of its deferred tax assets will not be realized.  Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Foreign Currency Translation (Accumulated Other Comprehensive Income) - The functional currency of Zerust Brazil and each unconsolidated international joint venture is the applicable local currency.  The translation of the applicable foreign currencies into U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average monthly exchange rate.  Translation gains or losses are reported as an element of other comprehensive income.

The Company (excluding its joint ventures) conducts all foreign transactions based on the U.S. dollar, except for its investments in various foreign joint ventures.  Since investments in joint ventures are accounted for using the equity method, any changes in foreign currency exchange rates are reflected as a foreign currency translation adjustment and would not change the equity in income of joint ventures reflected in the Company’s consolidated statement of operations.

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

Research and Development - The Company expenses all costs related to product research and development as incurred.   The costs related to product research and development are the net amount after being reduced by reimbursements related to the awarding of the multiple research and development contracts of $600,023 and $0 for fiscal 2010 and fiscal 2009, respectively.  The Company accrues proceeds received under such contracts and offsets research and development expenses incurred in equal installments over the timelines associated with completion of the contracts’ specific objectives and milestones. At August 31, 2010, the Company deferred amounts received of $130,196 in other accrued liabilities, as the Company had not yet performed under the obligations of the contracts, compared to $245,000 that was deferred at August 31, 2009.

Stock-Based Compensation — The Company recognizes compensation cost relating to share-based payment transactions, including grants of employee stock options and transactions under the Company’s employee stock purchase plan, in its consolidated financial statements.  That cost is measured based on the fair value of the equity or liability instruments issued.   The Company measures the cost of employee services received in exchange for stock options and other stock-based awards based on the grant-date fair value of the award, and recognizes the cost over the period the employee is required to provide services for the award.

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

Reclassification - Certain accounts in the prior year’s audited consolidated financial statements have been reclassified for comparative purposes to conform to the current year’s presentation.  These reclassifications had no effect on net loss.

2.             CONSOLIDATION OF ZERUST BRAZIL

The Company  has consolidated the fiscal 2010 results of Zerust Prevenção de Corrosão S.A., the Company’s joint venture in Brazil (“Zerust Brazil”).  The Company holds 85% of the equity and 85% of the voting rights of Zerust Brazil.  Prior to fiscal 2010 and as of August 31, 2009, the Company accounted for its Zerust Brazil investment under the equity method.  The Company owned only 50%, which it considered to be less than a majority, of the equity and voting rights of Zerust Brazil prior to September 2006.  The Company acquired an additional 35% ownership interest in Zerust Brazil in September 2006 and held 85% of the equity and voting rights  thereafter.  Prior to the fourth quarter of fiscal 2010, the Company held the additional 35% ownership interest in Zerust Brazil with the intent of finding an acquiring party, believing its majority control of Zerust Brazil would be temporary and determined not to consolidate Zerust Brazil because the impact on the Company’s consolidated financial statements was immaterial.  During the fourth quarter of fiscal 2010, the Company stopped pursuing a buyer of the 35% ownership and decided to consolidate the financial results of Zerust Brazil as of and for the fiscal year ended August 31, 2010.  The Company believes that the impact of not consolidating Zerust Brazil on the Company’s consolidated financial statements for periods prior to the fourth quarter of fiscal 2010 was immaterial to the  Company’s consolidated financial statements.

The following is a summary of certain line items of the Company’s consolidated statement of operations for the fiscal year ended August 31, 2009 as reported and on a pro forma basis, assuming the consolidation of Zerust Brazil on the Company’s consolidated financial statements as of the beginning of such periods:

		Zerust	Eliminated in
	As Reported	Brazil	Consolidation	Pro Forma
Net sales	$8,575,308	$1,085,147	$(10,517)	$9,649,938
Cost of goods sold	5,620,668	506,999	(10,517)	6,117,150
Gross profit	2,954,640	578,148	—	3,532,788
Joint venture operations	3,745,431	—	11,599	3,757,030
Operating expenses	10,249,399	498,665	—	10,748,064
Operating (loss) income	(3,549,328)	79,482	11,599	(3,458,247)
(Loss) Income before income tax expense	(3,646,976)	(1,996)	11,599	(3,637,373)

		Zerust	Eliminated in
	As Reported	Brazil	Consolidation	Pro Forma
Income tax benefit	(302,000)	20,059	—	(281,941)
Net (loss) income	(3,344,976)	(19,114)	11,599	(3,352,491)
Net loss attributable to non-controlling interest	—	7,515	—	7,515
Net income attributable to controlling interest	(3,344,976)	(11,599)	11,599	(3,344,976)
Net income (loss) per common diluted share	$(0.89)	$(0.00)	$(0.00)	$(0.89)

3.             RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Effective September 1, 2010, the Company is required to separately disclose the amounts of significant transfers of assets and liabilities into and out of Level 1, Level 2 and Level 3 of the fair value hierarchy and the reasons for those transfers. The Company also must develop and disclose its policy for determining when transfers between levels are recognized. In addition, the Company is required to provide fair value disclosures of each class rather than each major category of assets and liabilities. For fair value measurements using significant other observable inputs (Level 2) or significant unobservable inputs (Level 3), the Company is required to disclose the valuation technique and the inputs used in determining fair value for each class of assets and valuation technique and the inputs used in determining fair value for each class of assets and liabilities. The adoption of this pronouncement did not have a material effect on its consolidated results of operations or financial position.

Effective September 1, 2011, the Company is required to separately disclose purchases, sales, issuances and settlements on a gross basis in the reconciliation of recurring Level 3 fair value measurements. The Company expects that this will not have a material effect on its consolidated results of operations or financial position.

4.             INVENTORIES

Inventories consisted of the following:

	August 31, 2010	August 31, 2009
Production materials	$1,189,988	$947,677
Finished goods	2,449,181	1,054,945
	$3,639,169	$2,002,622

5.             PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	August 31, 2010	August 31, 2009
Land	$310,365	$310,365
Buildings and improvements	3,099,186	3,083,598
Machinery and equipment	1,717,625	1,641,878
	5,127,176	5,035,841
Less accumulated depreciation	(1,674,646)	(1,493,672)
	$3,452,530	$3,542,169

6.             PATENTS AND TRADEMARKS, NET

Patents and trademarks, net consisted of the following:

	August 31, 2010	August 31, 2009
Patents and trademarks	$1,610,674	$1,430,352
Less accumulated amortization	(697,956)	(542,287)
	$912,718	$888,065

Patent and trademark costs are amortized over seven years. Costs incurred related to patents and trademarks are capitalized until filed and approved, at which time the amounts capitalized to date are amortized and any further costs, including maintenance costs, are expensed as incurred.   Amortization expense is estimated to approximate $160,000 in each of the next five fiscal years.

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

Financial information from the audited and unaudited financial statements of the Company’s joint venture in Germany, Excor Korrosionsschutz — Technologien und Produkte GmbH (“Germany”), the Company’s joint venture holding company in the Association of Southeast Asian Nations, or ASEAN, region, NTI ASEAN, LLC (“ASEAN”), and all of the Company’s other joint ventures, are summarized as follows:

	August 31, 2010
	TOTAL	Germany	ASEAN	All Other
Current assets	$50,031,107	$16,567,240	$12,637,967	$20,825,900
Total assets	55,918,090	18,967,090	12,901,522	24,049,478
Current liabilities	16,478,695	3,089,590	4,721,652	8,667,454
Noncurrent liabilities	4,454,280	—	868,902	3,585,378
Joint ventures’ equity	34,985,115	15,877,500	7,310,968	11,796,646
Northern Technologies International Corporation’s share of joint ventures’ equity in income of joint ventures	$16,055,943	$7,938,751	$2,467,412	$5,649,780

	August 31, 2009
	TOTAL	Germany	ASEAN	All Other
Current assets	$43,863,290	$15,304,713	$9,619,391	$18,939,186
Total assets	50,224,882	18,291,291	9,752,084	22,181,507
Current liabilities	17,260,943	4,614,540	3,458,445	9,187,958
Noncurrent liabilities	2,325,943	—	97,433	2,228,510
Joint ventures’ equity	30,637,996	13,676,751	6,196,206	10,765,039
Northern Technologies International Corporation’s share of joint ventures’ equity in income of joint ventures	$14,064,122	$6,838,375	$2,013,725	$5,212,022

	Fiscal Year Ended August 31, 2010
	TOTAL	Germany	ASEAN	All Other
Net sales	$84,973,646	$25,957,762	$14,777,730	$44,238,153
Gross profit	39,900,088	13,943,045	7,237,621	18,719,422
Net income	7,213,975	4,260,222	1,234,546	1,719,207
Northern Technologies International Corporation’s share of equity in income of joint ventures	$3,919,084	$2,113,872	$902,935	$902,278

	Fiscal Year Ended August 31, 2009
	TOTAL	Germany	ASEAN	All Other
Net sales	$61,895,133	$20,068,084	$9,171,825	$32,655,224
Gross profit	28,700,894	9,799,583	4,585,127	14,316,184
Net income (loss)	535,563	536,128	920,212	(920,777)
Northern Technologies International Corporation’s share of equity in income (loss) of joint ventures	$367,238	$248,047	$608,968	$(489,777)

The Company records expenses that are directly attributable to the joint ventures on the consolidated statements of operations on the line “Expenses incurred in support of joint ventures”.  The expenses include items such as employee compensation and benefit expenses, travel expense, consulting expense and legal expense.

During fiscal 2010 and fiscal 2009, the Company invested in joint ventures as follows:

During fiscal 2010 and 2009, the Company invested $30,101 and $29,000, respectively, in a new joint venture in Russia to specifically engage in the oil and gas industry.  The Company has a 50% ownership interest in the new Russian joint venture.

During fiscal 2009, the Company invested $666,662 in its existing joint venture in India.  The Company has a 50% ownership interest in the India joint venture.  The total increased capitalization by each owner of the joint venture was $1,333,326.

8.             DISSOLUTION OF REACT, INC. BUSINESS

Almost all historical sales by React-NTI included in the Company’s consolidated statements of operations were derived from sales by React Inc., a 100% owned subsidiary of React-NTI, of proprietary ink additives to one customer.  During fourth quarter of fiscal 2007, this customer notified React Inc. that no future orders would be placed after current orders were received.  As a result, the Company anticipated no additional sales of proprietary ink additives.  Concurrent with the decline of its ink additive sales, React-NTI continued to develop and pursue additional sales through a patented sintered metal mold release agent sold under the brand name SERAVAT™ and renewable resource-based personal care chemical additive under the brand name Farona™.  In fiscal 2009, the Company implemented several cost control and cash preservation measures.  These measures included elimination of further product and market development related to these products.

As a result of these changes, management determined that the fair value of the React-NTI reporting unit was less than the carrying value.  As a result, a loss on impairment of goodwill and intangible assets of $554,000 was recorded for fiscal 2009 to appropriately reflect the fair value of the related assets.  The fair value of the goodwill and intangible assets was determined through analysis of projected discount cash flows, which were expected to be minimal beyond fiscal 2009.  This evaluation included the use of level 3 inputs under the fair value hierarchy.  In addition, during fiscal 2009, the Company derecognized previously recorded trade payables of $320,000 as a result of negotiations between the Company and its vendor.  This amount is recorded in general and administrative expenses in the Company’s consolidated statements of operations.  At August 31, 2010 and

2009, the remaining net book value of the assets and liabilities of React-NTI and its subsidiaries approximated $0.

9.             CORPORATE DEBT

The Company has a demand line of credit of $2,300,000 with PNC Bank.  Advances made under the demand line of credit are made at the sole discretion of the Bank and are due and payable on demand.  Outstanding amounts under the demand line of credit bear interest at an annual rate based on LIBOR plus 2.25%.  As of August 31, 2010, the interest rate was 2.51% and the weighted average rate was 2.50% for the fiscal year ended August 31, 2010.  As of August 31, 2009, the interest rate was 6.51% and the weighted average rate was 4.56% for the fiscal year ended August 31, 2009.  Interest is payable in arrears on the 15th day of each month and on demand.  There was no outstanding balance under the demand line of credit as of August 31, 2010. No amounts were committed under the line of credit to cover letters of credit as of August 31, 2010.  There was $1,077,000 outstanding under the demand line of credit and no amounts committed from the demand line of credit to cover letters of credit as of August 31, 2009.

In connection with the purchase of its corporate headquarters, in September 2006, the Company entered into a term loan with a principal amount of $1,275,000 that matures on May 1, 2011, bears interest at a fixed rate of 8.01% and is payable in 59 monthly payments equal to approximately $10,776 (inclusive of principal and interest).  All of the remaining unpaid principal and accrued interest is due and payable on the maturity date.  The term loan is secured by a first lien on the Company’s Circle Pines facility pursuant to a Mortgage dated as of May 3, 2006 between Northern Technologies Holding Company LLC and PNC Bank and is guaranteed by the Company.  Future required minimum payments on the term loan are: $1,145,075 in fiscal 2011.

Under the note governing the term loan, the Company is subject to a minimum debt service coverage ratio of 1.0:1.0.  Under such covenant, the Company shall not, as of the last day of any fiscal year, suffer or permit the ratio of the aggregate of (a) its net income for that period, plus (b) its interest expense for that period, plus (c) its federal, state, and local income taxes, if any, for that period, plus (d) its depreciation and amortization charges for that period to the aggregate of (i) its interest expense for that period, plus (ii) its unfunded investments (net after trade-ins, if any) in fixed and capital assets and leasehold improvements during that period, plus (iii) all dividends/withdrawals (other than any made to one or more other members of its reporting group) paid by members of its reporting group during that period, plus (iv) an amount equal to the aggregate of all payments required to be made on all indebtedness for borrowed money, purchase money indebtedness and with respect to capitalized lease obligations by members of its reporting group during the period of 12 consecutive months next succeeding the fiscal year in question to be less than 1.0:1.0.  At August 31, 2009 and 2010, the Company failed to meet this financial covenant.  Although the Bank waived the covenant violation as of August 31, 2009, the Company has not sought and/or obtained a waiver of any subsequent covenant violations from the Bank.  As a result, an event of default occurred under the note and the Bank has the right in its discretion, by giving written notice to the Company, to declare the amount outstanding under the note immediately due and payable in full. As a result, the Company classified all amounts outstanding with the Bank as current liabilities on its consolidated balance sheets.

10.          STOCKHOLDERS’ EQUITY

During fiscal 2010, the Company did not purchase or retire any shares of its common stock.  The following stock options to purchase shares of common stock were exercised during fiscal 2010:

Options Exercised	Exercise Price
1,500	$6.15
8,000	$5.38
8,000	$5.75

During fiscal 2010, the Company granted stock options under the Northern Technologies International Corporation 2007 Stock Incentive Plan to purchase an aggregate of 128,333 shares of its common stock to various employees and directors.  The weighted average per share exercise price of the stock options is $7.94.

During fiscal 2010, the Company sold an aggregate of 5,225 shares of its common stock to various employees at a weighted average purchase price of $7.07 per share under the Northern Technologies International Corporation Employee Stock Purchase Plan, resulting in gross proceeds to the Company of $36,924.

During fiscal 2010, the Company completed a $3,552,000 registered direct offering in which it sold an aggregate of 480,000 shares of its common stock to institutional investors at a purchase price of $7.40 per share, resulting in net proceeds of $3,195,613, after deducting placement agent fees and expenses and the Company’s offering expenses.

During fiscal 2009, the Company did not purchase or retire any shares of its common stock.  The following stock options to purchase shares of common stock were exercised during fiscal 2009:

Options Exercised	Exercise Price
2,000	$5.25

During fiscal 2009, the Company granted stock bonuses under the Northern Technologies International Corporation 2007 Stock Incentive Plan for an aggregate of 21,513 shares of its common stock to various employees.  The fair value of the shares of the Company’s common stock as of the date of grant of the stock bonuses was $226,961, based on the closing sale price of a share of the Company’s common stock on the date of grant. The fair value of common stock granted in fiscal 2010 was based on fiscal 2009 performance and was included in accrued liabilities at August 31, 2008 (Note 16).

During fiscal 2009, the Company sold an aggregate of 3,627 shares of its common stock to various employees at a weighted average purchase price of $6.47 per share under the Northern Technologies International Corporation Employee Stock Purchase Plan, resulting in gross proceeds to the Company of $23,465.

11.          STOCK-BASED COMPENSATION

The Company has several stock-based compensation plans under which stock options and other stock-based awards have been granted, including the Northern Technologies International Corporation 2007 Stock Incentive Plan (2007 Plan), the Northern Technologies International Corporation 2000 Stock Incentive Plan (2000 Plan) and the Northern Technologies International Corporation Employee Stock Purchase Plan (ESPP).  The Compensation Committee of the Board of Directors and the Board of Directors administers all of these plans.

The 2007 Plan replaced the 2000 Plan, which was terminated with respect to future grants, but continues to govern grants outstanding under such plan.  The 2007 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, stock unit awards, performance awards and stock bonuses to eligible recipients to enable the Company and its subsidiaries to attract and retain qualified individuals through opportunities for equity participation in the Company, and to reward those individuals who contribute to the achievement of the Company’s economic objectives.  Up to a total of 400,000 shares of the Company’s common stock have been reserved for issuance under the 2007 Plan, subject to adjustment as provided in the 2007 Plan.  Options granted under the 2007 Plan generally have a term of five years and become exercisable over a three- or four-year period beginning on the one-year anniversary of the date of grant.  Options are granted at per share exercise prices equal to the market value of the Company’s common stock on the date of grant.  To date, only stock options and stock bonuses have been granted under the 2007 Plan.

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

The fair value of option grants is determined at date of grant, using the Black-Scholes option pricing model with the assumptions listed below.  The volatility factor used in the Black-Scholes option pricing model is based on historical stock price fluctuations and the risk free interest rate is based on U.S. treasury rates appropriate for the expected term. Dividend yield and expected volatility are estimated using historical amounts that are anticipated to be consistent with current values.  Expected life of option is based on the life of the option agreements.  Based on these valuations, the Company recognized compensation expense of $188,421 and $100,000 during fiscal 2010 and 2009, respectively, related to the options that vested during such time period.  As of August 31, 2010, the total compensation cost for nonvested options not yet recognized in the Company’s consolidated statements of operations was $252,950, net of estimated forfeitures which were $39,978 as of August 31, 2010.  That cost is expected to be recognized over an expected weighted-average period of 2 years. Stock-based compensation expense of $146,088 and $106,862 are expected to be recognized during fiscal 2011 and fiscal 2012, respectively.  Future option grants will impact the compensation expense recognized.

The Company currently estimates a ten percent forfeiture rate for stock options, but will continue to review this estimate in future periods.

The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions and results for the grants:

	August 31, 2010	August 31, 2009
Dividend yield	0.00%	2.00%
Expected volatility	48.3%	46.7%
Expected life of option	5 years	5 years
Weighted average risk-free interest rate	2.34%	2.88%

Stock option activity during the periods indicated is as follows:

	Number of Shares (#)	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding at August 31, 2008	119,472	$7.00
Options granted	30,000	12.84
Options exercised	(2,000)	5.25

	Number of Shares (#)	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options terminated	(10,000)	5.35

Outstanding at August 31, 2009	137,472	8.42
Options granted	128,333	7.94
Options exercised	(17,500)	5.62
Options terminated	(15,833)	8.70

Outstanding at August 31, 2010	232,472	$8.35	$420,197

Exercisable at August 31, 2010	84,311	7.86	$195,127

Available for future grant at August 31, 2010	162,472

The following table summarizes information about stock options outstanding and exercisable at August 31, 2010:

Option Grant Date	Per Share Exercise Prices	Remaining Contractual Life (years)	Number of Options Outstanding (#)	Number of Options Exercisable (#)

11/04/2005	5.38	0.2	40,000	40,000
09/01/2006	8.01	1.0	10,000	10,000
09/01/2007	9.75	2.0	9,334	6,665
11/16/2007	9.95	2.2	25,140	16,760
05/02/2008	7.75	2.7	1,332	888
09/01/2008	12.84	3.0	27,333	9998
09/01/2009	8.57	4.0	26,000	0
11/20/2009	7.65	4.2	91,000	0
02/01/2010	10.20	4.2	2,333	0
			234,472	84,311

The weighted average per share fair value of options granted during fiscal 2010 and fiscal 2009 was $7.14 and $4.78, respectively.  The weighted average remaining contractual life of the options outstanding as of August 31, 2010 and 2009 was 2.91 years and 2.35 years, respectively.

12.          GEOGRAPHIC AND SEGMENT INFORMATION

Net sales by geographic location as a percentage of total consolidated net sales were as follows:

	Fiscal Year Ended August 31,
	2010	2009
Inside the U.S.A. to unaffiliated customers	68.5%	83.6%
Outside the U.S.A. to:
Joint ventures in which the Company is a shareholder directly and indirectly	16.5%	13.4%
Unaffiliated customers	15.0%	3.0%
	100.0%	100.0%

Net sales by geographic location are based on the location of the customer.

Fees for services provided to joint ventures by geographic location as a percentage of total fees for services provided to joint ventures during fiscal 2010 and fiscal 2009 were as follows:

	Fiscal 2010	% of Total Fees for Services Provided to Joint Ventures in Fiscal 2010	Fiscal 2009	% of Total Fees for Services Provided to Joint Ventures in Fiscal 2009
Germany	$1,000,037	21.3%	$1,119,195	33.1%
Japan	963,208	20.5%	696,243	20.6%
India	548,779	11.7%	98,548	2.9%
France	528,717	11.3%	343,864	10.2%
Finland	401,607	8.6%	454,452	13.5%
Sweden	389,945	8.3%	222,130	6.6%
United Kingdom	276,812	5.9%	82,597	2.4%
Other	581,345	12.4%	361,164	10.7%
	$4,690,450	100%	$3,378,193	100%

The following table sets forth the Company’s net sales for fiscal 2010 and fiscal 2009 by segment:

	Fiscal 2010	Fiscal 2009	$ Change	% Change
ZERUST® net sales	$13,814,101	$8,013,196	$5,800,906	72.4%
Natur-Tec® net sales	572,663	538,542	34,121	6.3%
React-NTI net sales	—	23,570	(23,570)	(100.0)%
	$14,386,764	$8,575,308	$5,811,456	67.8%

The following table sets forth the Company’s cost of goods sold for fiscal 2010 and fiscal 2009 by segment:

	Fiscal 2010		% of Product Sales*	Fiscal 2009	% of Product Sales*
Direct cost of goods sold
ZERUST®	$7,718,824		55.9%	$4,311,647	53.8%
Natur-Tec™	788,589	**	137.7%**	438,205	81.4%
React-NTI	—		—	13,608	57.7%
Indirect cost of goods sold	877,453		—	857,208	—

	$9,384,866		65.2%	$5,620,668	65.5%

*               The percent of segment sales is calculated by dividing the direct cost of sales for each individual segment category by the net sales for each segment category.

**        The direct cost of goods sold for Natur-Tec® includes $358,474 of inventory that was written down to the current market value.  This inventory was purchased when the primary raw material that makes up many of the Natur-Tec® products was higher than current replacement prices and market value.

The Company’s management utilizes product net sales and direct and indirect cost of goods sold for each product in reviewing the financial performance of a product type.  Further allocation of Company expenses or assets, aside from amounts presented in the tables above, is not utilized in evaluating product performance, nor does such allocation occur for internal financial reporting.

Sales to the Company’s joint ventures are included in the foregoing geographic and segment information, however, sales by the Company’s joint ventures (other than Zerust Brazil) to other parties are not included.  The foregoing geographic and segment information represents only sales and cost of goods sold recognized directly by the Company.

The geographical distribution of long-lived assets are set forth as follows:

	Fiscal Year Ended August 31,
	2010	2009
United States	$3,399,567	$3,542,169
Brazil	52,963	—
Consolidated	$3,452,530	$3,542,169

Long-lived assets consist primarily of property and equipment. These assets are periodically reviewed to assure the net realizable value from the estimated future production based on forecasted sales exceeds the carrying value of the assets.

13.          RETIREMENT PLAN

The Company has a 401(k) employee savings plan.  Employees who meet certain age and service requirements may elect to contribute up to 15% of their salaries.  The Company typically contributes the lesser of 50% of the participant’s contributions or 3.5% of the employee’s salary.  In January 2009, as part of its cost reduction efforts, the Company suspended its match of participant contributions.  In January 2010, the Company resumed its match of participant contributions.  The Company recognized expense for the savings plan of $67,743 and $60,593 for fiscal 2010 and fiscal 2009, respectively.

14.          RELATED PARTY TRANSACTIONS

The Company was a party to a consulting agreement with Emeritushnic Facilities Company, Inc. (EFC), an entity owned by the Company’s former Chairman of the Board and Chief Executive Officer, Philip M. Lynch, and certain of his family members, excluding G. Patrick Lynch, the Company’s current President and Chief Executive Officer, pursuant to which EFC performed certain consulting services for the Company, including maintaining communications and relations between the Company and its joint venture partners.  This agreement terminated by its terms within 90 days of Mr. Philip M. Lynch’s death which occurred on September 29, 2008.  In consideration for such services, the Company paid EFC a monthly fee of $25,000 and reimbursed EFC up to a maximum of $180,000 per year for documented, out-of-pocket expenses reasonably incurred by EFC in the course of conducting business on our behalf.  The Company paid EFC consulting fees totaling $0 and $100,000 in fiscal 2010 and fiscal 2009, respectively, and reimbursed EFC for out-of-pocket expenses reasonably incurred in the course of providing such services in an aggregate amount of $0 and $74,086 during fiscal 2010 and fiscal 2009, respectively.  The consulting agreement also contained other standard terms, including provisions regarding confidentiality, non-competition and non-solicitation.

During fiscal 2010 and fiscal 2009, the Company made consulting payments totaling $100,000 per year, to Bioplastic Polymers LLC, an entity owned by Ramani Narayan, Ph.D., a director of the Company, and paid royalties of $2,668 and $2,510, respectively, based on net sales of the Company’s bioplastics products.  The royalty fees were paid pursuant to an oral agreement under which the Company has agreed to pay Bioplastic Polymers LLC and Dr. Narayan in consideration of the transfer and assignment by Biopolymer Plastics LLC and Dr. Narayan of certain biodegradable polymer technology to the Company, an aggregate of three percent of the gross margin on any net sales of products incorporating the biodegradable polymer technology transferred to the Company by Bioplastic Polymers LLC and Dr. Narayan for a period of 10 years, provided that if a patent for or with respect to biodegradable polymer technology is issued before the expiration of such 10 year period, then the Company will until the expiration of such patent pay to Bioplastic Polymers LLC and Dr. Narayan an aggregate three percent of the biodegradable polymer technology gross margin attributable to such patent.

In May 2009, the Company entered into an agreement with DAK Engineering, LLC, an entity owned by the Company’s former Chief Technical Officer and former director of the Company, Donald A. Kubik, Ph.D., pursuant to which the Company has engaged DAK Engineering, LLC to perform certain services to the Company, specifically services in the area of chemistry, technology development, supplier technical issues, production issues, product performance characterization, and other forms of commercializing intellectual property rights.  In consideration for such services, the Company has agreed to pay DAK Engineering, LLC a monthly fee of $7,250.  During fiscal 2010 and fiscal 2009, the Company paid DAK Engineering, LLC an aggregate of $87,000 and $21,750, respectively, in consulting fees.  The agreement may be terminated by either party for any reason with 30 days prior notice before the quarter end by providing written notice to the other party and may be terminated upon the occurrence of other certain events, as set forth in the agreement.  The agreement also contains other standard terms, including provisions regarding confidentiality, non-competition and non-solicitation.

In May 2009, the Company entered into a technology transfer and consulting agreement with Sunggyu Lee, Ph.D., a director of the Company, pursuant to which the Company paid Dr. Lee $30,000 payable in six $5,000 monthly installments in exchange for an 18-month option to purchase certain technology developed by Dr. Lee.  If the Company decides to exercise the option, Dr. Lee has agreed to transfer to the Company the technology and to provide the Company consulting services related to the further development and commercialization of the technology in exchange for an additional $120,000 payable in eight $15,000 monthly installments.  If the Company commercializes any products or services that incorporate the transferred technology or any other new related inventions developed by Dr. Lee during the term of the agreement and transferred to the Company under the agreement, the Company has agreed to pay Dr. Lee a royalty of three percent of any earnings before interest and taxes to the Company generated from the commercial exploitation by the Company of any products or services that incorporate the technology and/or inventions.  Such royalties will be required to be paid until the earlier of the last to expire of any applicable patents covering such technology or inventions, the invalidity of such patents, or if there are no issued patents covering such technology and inventions, 10 years from the first date of commercial sale or license.  The agreement may be terminated by the Company if, at any stage, the Company determines in its sole discretion not to proceed with the project. All amounts paid under this agreement have been expensed in the period in which they were incurred.

The Company pays rent for its Beachwood office and lab location to a related party.

15.          INCOME TAXES

The provision for income taxes for the fiscal years ended August 31 consists of the following:

	Fiscal Year Ended August 31,
	2010	2009
Current:
Federal	$38,000	$28,000
State	7,000	14,000
Foreign	24,000	191,000
	69,000	233,000
Deferred:
Federal	(375,000)	(503,000)
State	(24,000)	(32,000)
	(399,000)	(535,000)

Fiscal Year Ended August 31,
2010	2009
$(230,000)	$(302,000)

Reconciliations of the expected federal income tax at the statutory rate with the provisions for income taxes for the fiscal years ended August 31 are as follows:

	Fiscal Year Ended August 31,
	2010	2009
Tax computed at statutory rates	$805,000	$(1,276,000)
State income tax, net of federal benefit	26,000	(42,000)
Tax effect on equity in income (loss) of international joint ventures	(1,191,000)	28,000
Tax effect on dividends received from joint ventures	166,000	755,000
Foreign tax expense	74,000	191,000
Research and development credit	(151,000)	(348,000)
Valuation allowance	50,000	70,000
Other	(9,000)	320,000
	$(230,000)	$(302,000)

The Company has not recognized a deferred tax liability relating to cumulative undistributed earnings of its joint ventures that are essentially permanent in duration of $5,221,489 and $4,604,061 at August 31, 2010 and 2009, respectively.  If some or all of the undistributed earnings of the joint ventures are remitted to the Company in the future, income taxes, if any, after the application of foreign tax credits will be provided at that time.

At August 31, 2010, the Company had foreign tax credit carryforwards of approximately $3,014,000 which begin to expire in fiscal 2011.  The Company established a valuation allowance of $3,014,000 with respect to the foreign tax credit carryforwards. In addition, the Company had Minnesota state research and development credit carryforwards of $267,000 which begin to expire in fiscal 2019.  The Company established a valuation allowance of $267,000 with respect to Minnesota state research and development credit carryforwards.

The Company records a tax valuation allowance to reduce deferred tax assets to the amount expected to be realized when it is more likely than not that some portion or all of its deferred tax assets will not be realized.  The Company determined based on all available evidence, including historical data and projections of future results, that it is more likely than not that all of its deferred tax assets, except for its foreign tax credit carryforward and Minnesota state research and development credit carryforwards, will be fully realized.  The Company determined that its deferred tax asset related to foreign tax credit carryforwards will not be realized due to insufficient federal taxable income within the carryforward period and the fact that for ordering purposes the foreign tax credit carryforwards are not allowed to be used until after any current year foreign tax credits are utilized.  In addition, based on historical data and future projections, the Company determined that it is more likely than not that its deferred tax asset related to Minnesota state research and development credit carryforwards will not be realized due to insufficient Minnesota apportioned taxable income within the carryforward period.

The tax effect of the temporary differences and tax carry forwards comprising the net deferred taxes shown on the consolidated balance sheets at August 31 are as follows:

	August 31,
	2010	2009
Current:
Accrued bonus	$289,100	$—
Allowance for doubtful accounts	7,200	10,800
Inventory costs	26,900	10,400
Prepaid expenses and other	(23,500)	61,100
Accrued expenses	44,800	32,500
Deferred joint venture expenses	104,100	104,100
Total current	$448,600	$218,900

Noncurrent:
Excess of book over tax depreciation	$(164,800)	$(193,300)
Goodwill	58,900	—
Asset valuation reserves	286,900	309,000
Nonqualified stock options	83,100	—
Foreign tax credits	3,013,500	3,013,500
Net operating loss carry forward	557,200	632,800
Research and development credit	950,900	747,100
	4,785,700	4,509,100
Valuation allowance	(3,280,400)	(3,172,400)
Total noncurrent	$1,505,300	$1,336,700

The Company has net operating loss carryforwards for Federal tax purposes of approximately $1,542,000 that begin to expire in 2029.

Effective September 1, 2007, the Company adopted the provisions of the Financial Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” (codified primarily in FASB ASC Topic 740, Income Taxes) which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) 109, “Accounting for Income Taxes” (codified primarily in FASB ASC Topic 740, Income Taxes).  FIN 48 provides that a tax benefit from an uncertain tax position may not be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits.  Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FINS 48 and in subsequent periods.  This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

As of August 31, 2010 and 2009, the Company had $105,000 and $100,000 of unrecognized tax benefits, respectively.  The entire amount of unrecognized tax benefits would affect the effective tax rate.  It is expected that the amount of unrecognized tax benefits will not change in the next 12 months.

The following table provides a reconciliation of the beginning and ending amount of unrecognized tax benefits in fiscal 2010:

Balance at August 31, 2008	$88,000

Gross Increases Related to Prior Period Tax Positions	100,000

Gross Decreases Related to Prior Period Tax Positions	(88,000)

Balance at August 31, 2009	100,000

Gross Increases Related to Prior Period Tax Positions	5,000

Gross Decreases Related to Prior Period Tax Positions	—

Balance at August 31, 2010	$105,000

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the Company’s income tax provision. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheet. The liability for the payment of interest and penalties is $0 at both August 31, 2010 and August 31, 2009.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions.  With few exceptions, as of August 31, 2009, the Company is no longer subject to U.S. federal, state, local, or foreign examinations by tax authorities for years prior to August 31, 2007.

16.          COMMITMENTS AND CONTINGENCIES

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

There was $756,000 accrued for bonuses under this plan as of August 31, 2010.  No bonuses were accrued for bonuses as of August 31, 2009.

On August 27, 2010, the Company’s Board of Directors, upon recommendation of the Compensation Committee, approved the material terms of an annual bonus plan for the Company’s executive officers and certain employees for the fiscal year ending August 31, 2011.  The material terms are identical to the bonus plan for the fiscal year ended August 31, 2010, as described above.

In fiscal 1999, a subsidiary of the Company, NTI Facilities, Inc., acquired a one-third ownership of Omni-Northern Ltd., which owns and operates a rental property located at 23205 Mercantile Road, Beachwood, Ohio.  The property had an approximate value of $2,205,000, based upon the cash-to-mortgage acquisition price of the property paid in fiscal 2000.  The Company has guaranteed up to $329,082 of Omni-Northern Ltd.’s $1,903,571 mortgage obligation with PNC Bank, Cleveland, Ohio.  The building is fully leased at present.  Total rent expense for the year ended August 31, 2010 and 2009 was $215,400 and $244,872, respectively. Remaining rentals payable under such leases are as follows: fiscal 2011 - $238,500; fiscal 2012 - $238,500; fiscal 2013 - $238,500; fiscal 2014 - $59,500 and thereafter - $0.

One customer accounted for 10.6% and 18.8% of the Company’s trade receivables, excluding joint ventures at August 31, 2009 and 2009, respectively. One joint venture accounted for 36.4% and 26.9% of the Company’s trade joint venture receivables at August 31, 2009 and 2009, respectively.

From time to time, the Company is involved in various legal actions arising in the normal course of business.  Management is of the opinion that any judgment or settlement resulting from any currently pending or threatened actions would not have a material adverse effect on the Company’s financial position or consolidated results of operations.

17.          STATEMENTS OF CASH FLOWS

Supplemental disclosures of cash flow information for the fiscal years ended August 31, 2010 and 2009 consist of:

	Fiscal Year Ended August 31,
	2010	2009
Cash paid during the year for income tax	$—	$—
Cash paid during the year for interest	98,963	132,411
Common stock issued in lieu of accrued payroll (0 and 21,513 shares, respectively)	—	226,961
Decrease in the Company’s investment in joint ventures and accumulated other comprehensive income due to changes in exchange rates	$(1,005,305)	$(425,238)

18.          QUARTERLY INFORMATION (UNAUDITED)

	Fiscal Quarter Ended
	November 30	February 28	May 31	August 31*
Fiscal year 2010:
Net sales	$2,711,402	$2,876,478	$3,237,198	5,561,686
Gross profit	953,906	1,035,831	1,064,296	1,947,865
Income before income taxes	420,705	252,641	841,968	862,613
Income taxes	(15,000)	(94,000)	(110,000)	(11,000)
Net income	435,705	346,641	951,968	873,613

Net income per share:
Basic	$0.11	$0.08	$0.22	$0.20
Diluted	$0.11	$0.08	$0.22	$0.20

Weighted average common shares assumed outstanding:
Basic	4,149,096	4,194,887	4,213,465	4,223,605
Diluted	4,163,441	4,225,907	4,242,735	4,231,589

	Fiscal Quarter Ended
	November 30	February 29	May 31	August 31
Fiscal year 2009:
Net sales	$3,270,944	$1,734,170	$1,673,634	$1,896,560
Gross profit	977,977	578,734	677,962	719,967
Income (loss) before income taxes	45,885	(1,967,691)	(594,679)	(1,130,491)
Income taxes	33,000	(454,000)	44,000	75,000
Net income (loss)	12,885	(1,513,691)	(638,679)	(1,205,491)

Net income (loss) per share:
Basic	$0.00	$(0.41)	$(0.17)	$(0.32)
Diluted	$0.00	$(0.41)	$(0.17)	$(0.31)

Weighted average common shares assumed outstanding:
Basic	3,735,433	3,750,970	3,754,596	3,749,012
Diluted	3,770,572	3,750,970	3,754,596	3,749,012

* During the fourth quarter of fiscal 2010, the Company decided to consolidate the financial results of Zerust Brazil for the fiscal year ended August 31, 2010 (see Note 2). As a result, all revenues and expenses of Zerust Brazil for the fiscal year ended August 31,2010 are included in the fourth quarter.

Item 9.                            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.  CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control over Financial Reporting

NTIC’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of NTIC’s Chief Executive Officer and Chief Financial Officer, NTIC’s management conducted an evaluation of the effectiveness of NTIC’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, NTIC’s management concluded that NTIC’s internal control over financial reporting was effective as of August 31, 2010.

This report does not include an attestation report of NTIC’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by NTIC’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit NTIC to provide only management’s report in this report.

Changes in Internal Control over Financial Reporting

There was no change in NTIC’s internal control over financial reporting that occurred during the quarter ended August 31, 2010 that has materially affected, or is reasonably likely to materially affect NTIC’s internal control over financial reporting.

Item 9B.                     OTHER INFORMATION

Not applicable.

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

Changes to Nomination Procedures

During the fourth quarter of fiscal year ended August 31, 2010, NTIC made no material changes to the procedures by which stockholders may recommend nominees to NTIC’s Board of Directors, as described in NTIC’s most recent proxy statement.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes outstanding options under NTIC’s equity compensation plans as of August 31, 2010.  NTIC’s equity compensation plans as of August 31, 2010 were the Northern Technologies International Corporation 2007 Stock Incentive Plan, the Northern Technologies International Corporation 2000 Stock Incentive Plan and the Northern Technologies International Corporation Employee Stock Purchase Plan.  No future options or other incentive awards will be granted under the Northern Technologies International Corporation 2000 Stock Incentive Plan.

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

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:	232,472	(1)(2)	$8.35	242,725	(3)

Equity compensation plans not approved by security holders	—		—	—
Total	232,472	(1)(2)	$8.35	242,725	(3)

(1)                                    Amount includes shares of NTIC common stock issuable upon the exercise of stock options outstanding as of August 31, 2010 under the Northern Technologies International Corporation 2007 Stock Incentive Plan and the Northern Technologies International Corporation 2000 Stock Incentive Plan.

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

(3)                                    Amount includes 162,420 shares remaining available at August 31, 2010 for future issuance under Northern Technologies International Corporation 2007 Stock Incentive Plan and 80,305 shares remaining available at

August 31, 2010 for future issuance under the Northern Technologies International Corporation Employee Stock Purchase Plan.

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

Item 14.                     PRINCIPAL ACCOUNTING FEES AND SERVICES

The information in the “Proposal Three—Ratification of Selection of Independent Registered Public Accounting Firm—Audit, Audit-Related, Tax and Other Fees” and “Proposal Three—Ratification of Selection of Independent Registered Public Accounting Firm—Audit Committee Pre-Approval Policies and Procedures” sections of NTIC’s definitive proxy statement to be filed with the Securities and Exchange Commission with respect to NTIC’s next annual meeting of stockholders, which involves the election of directors, is incorporated in this annual report on Form 10-K by reference.

PART IV

Item 15.                       EXHIBITS, FINANCIAL STATEMENT SCHEDULES

NTIC’s consolidated financial statements are included in Item 8 of Part III of this report.

The exhibits to this report are listed in the Exhibit Index to this report.  A copy of any exhibits listed or referred to herein will be furnished at a reasonable cost to any person who is a stockholder upon receipt from any such person of a written request for any such exhibit.  Such request should be sent to:  Mr. Matthew Wolsfeld, Corporate Secretary, Northern Technologies International Corporation, 4201 Woodland Road, P.O. Box 69, Circle Pines, Minnesota 55014 Attn:  Stockholder Information.

The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this annual report on Form 10-K:

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

I.                                         Form of Indemnification Agreement between Northern Technologies International Corporation and its Directors and Officers (incorporated by reference to Exhibit 10.1 to NTIC’s Current Report on Form 8-K as filed with the SEC on November 24, 2009).

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

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

November 23, 2010	By:	/s/ G. Patrick Lynch
G. Patrick Lynch
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on the dates and in the capacities indicated.

Name	Title	Date
/s/ G. Patrick Lynch	President and Chief Executive Officer and Director	November 23, 2010
G. Patrick Lynch	(principal executive officer)

/s/ Matthew C. Wolsfeld, CPA	Chief Financial Officer and Corporate Secretary	November 23, 2010
Matthew C. Wolsfeld, CPA	(principal financial and accounting officer)

/s/ Pierre Chenu	Chairman of the Board	November 19, 2010
Pierre Chenu

/s/ Tilman B. Frank, M.D.	Director	November 19, 2010
Tilman B. Frank, M.D.

/s/ Soo Keong Koh	Director	November 19, 2010
Soo Keong Koh

/s/ Sunggyu Lee, Ph.D.	Director	November 19, 2010
Sunggyu Lee, Ph.D.

/s/ Ramani Narayan, Ph.D.	Director	November 19, 2010
Ramani Narayan, Ph.D.

/s/ Richard J. Nigon	Director	November 19, 2010
Richard J. Nigon

/s/ Mark J. Stone	Director	November 19, 2010
Mark J. Stone

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED AUGUST 31, 2010

Item No.	Item	Method of Filing
1.1	Placement Agency Agreement dated as of September 18, 2009 between Northern Technologies International Corporation and Next Generation Equity Research, LLC	Incorporated by reference to Exhibit 1.1 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 19, 2009 (File No. 001-11038)

3.1	Restated Certificate of Incorporation of Northern Technologies International Corporation	Incorporated by reference to Exhibit 3.1 to NTIC’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2009 (File No. 001-11038)

3.2	Amended and Restated Bylaws of Northern Technologies International Corporation	Incorporated by reference to Exhibit 3.1 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 24, 2008 (File No. 001-11038)

4.1	Specimen Stock Certificate Representing Common Stock of Northern Technologies International Corporation	Incorporated by reference to Exhibit 4.1 to NTIC’s Registration Statement on Form 10 (File No. 001-19331)

10.1	Northern Technologies International Corporation 2000 Stock Incentive Plan	Incorporated by reference to Exhibit 10.4 to NTIC’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 2000 (File No. 001-11038)

10.2	Form of Incentive Stock Option Agreement for Northern Technologies International Corporation 2000 Stock Incentive Plan	Incorporated by reference to Exhibit 10.5 to NTIC’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 2000 (File No. 001-11038)

10.3	Form of Non-Qualified Stock Option Agreement for Northern Technologies International Corporation 2000 Stock Incentive Plan	Incorporated by reference to Exhibit 10.6 to NTIC’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 2000 (File No. 001-11038)

10.4	Northern Technologies International Corporation 2007 Stock Incentive Plan	Incorporated by reference to Exhibit 10.7 to NTIC’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 2006 (File No. 001-11038)

Item No.	Item	Method of Filing
10.5	Form of Incentive Stock Option Agreement for Northern Technologies International Corporation 2007 Stock Incentive Plan	Incorporated by reference to Exhibit 10.8 to NTIC’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 2006 (File No. 001-11038)

10.6	Form of Non-Statutory Stock Option Agreement for Northern Technologies International Corporation 2007 Stock Incentive Plan	Incorporated by reference to Exhibit 10.9 to NTIC’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 2006 (File No. 001-11038)

10.7	Form of Restricted Stock Agreement for Northern Technologies International Corporation 2007 Stock Incentive Plan	Incorporated by reference to Exhibit 10.10 to NTIC’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 2006 (File No. 001-11038)

10.8	Northern Technologies International Corporation Employee Stock Purchase Plan	Incorporated by reference to Exhibit 10.11 to NTIC’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 2006 (File No. 001-11038)

10.9	Form of Indemnification Agreement between Northern Technologies International Corporation and its Directors and Officers	Incorporated by reference to Exhibit 10.1 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 24, 2008 (File No. 001-11038)

10.10	Agreement dated as of May 5, 2009 between Northern Technologies International Corporation and DAK Engineering, LLC	Incorporated by reference to Exhibit 10.1 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 7, 2009 (File No. 001-11038)

10.11	Agreement dated as of May 25, 2009 between Northern Technologies International Corporation and Sunggyu Lee, Ph.D.	Incorporated by reference to Exhibit 10.2 to NTIC’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2009) (File No. 001-11038)

10.12	Description of Non-Employee Director Compensation Arrangements	Filed herewith

10.13	Description of Executive Officer Compensation Arrangements	Filed herewith

10.14	Commercial Note: Revolving Credit dated August 6, 2004 by Northern Technologies International Corporation payable to National City Bank (now known as PNC Bank)	Incorporated by reference to Exhibit 10.1 to NTIC’s Quarterly Report on Form 10-QSB for the fiscal quarter ended May 31, 2005 (File No. 001-11038)

Item No.	Item	Method of Filing
10.15	Commercial Note Addendum dated August 6, 2004 between Northern Technologies International Corporation and National City Bank (now known as PNC Bank)	Incorporated by reference to Exhibit 10.2 to NTIC’s Quarterly Report on Form 10-QSB for the fiscal quarter ended May 31, 2005 (File No. 001-11038)

10.16	Security Agreement dated August 6, 2004 between Northern Technologies International Corporation and National City Bank (now known as PNC Bank)	Incorporated by reference to Exhibit 10.3 to NTIC’s Quarterly Report on Form 10-QSB for the fiscal quarter ended May 31, 2005 (File No. 001-11038)

10.17	Modification and Extension of Promissory Note dated March 2, 2005 between Northern Technologies International Corporation and National City Bank (now known as PNC Bank)	Incorporated by reference to Exhibit 10.4 to NTIC’s Quarterly Report on Form 10-QSB for the fiscal quarter ended May 31, 2005 (File No. 001-11038)

10.18	Promissory Note Modification Agreement dated January 30, 2006 between Northern Technologies International Corporation and National City Bank (now known as PNC Bank)	Incorporated by reference to Exhibit 10.18 to NTIC’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 2006 (File No. 001-11038)

10.19	Promissory Note Modification Agreement dated August 24, 2006 between Northern Technologies International Corporation and National City Bank (now known as PNC Bank)	Incorporated by reference to Exhibit 10.19 to NTIC’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 2006 (File No. 001-11038)

10.20	Commercial Note dated as of May 3, 2006 issued by Northern Technologies Holding Company, LLC to National City Bank (now known as PNC Bank)	Incorporated by reference to Exhibit 10.6 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 9, 2006 (File No. 001-11038)

10.21	Mortgage dated as of May 3, 2006 between Northern Technologies Holding Company, LLC and National City Bank (now known as PNC Bank)	Incorporated by reference to Exhibit 10.7 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 9, 2006 (File No. 001-11038)

10.22	Commercial Guaranty dated as of May 3, 2006 issued by Northern Technologies International Corporation, as Guarantor	Incorporated by reference to Exhibit 10.8 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 9, 2006 (File No. 001-11038)

Item No.	Item	Method of Filing
10.23	Promissory Note Modification Agreement dated January 31, 2008 between Northern Technologies International Corporation and National City Bank (now known as PNC Bank)	Incorporated by reference to Exhibit 10.1 to NTIC’s Quarterly Report on Form 10-QSB for the quarter ended February 29, 2008 (File No. 001-11038)

10.24	Promissory Note Modification Agreement dated January 31, 2008 between Northern Technologies International Corporation and National City Bank (now known as PNC Bank)	Incorporated by reference to Exhibit 10.2 to NTIC’s Quarterly Report on Form 10-QSB for the quarter ended February 29, 2008 (File No. 001-11038)

10.25	Promissory Note Modification Agreement dated April 10, 2008 between Northern Technologies International Corporation and National City Bank (now known as PNC Bank)	Incorporated by reference to Exhibit 10.3 to NTIC’s Quarterly Report on Form 10-QSB for the quarter ended February 29, 2008 (File No. 001-11038)

10.26	Promissory Note Modification Agreement dated April 10, 2008 between Northern Technologies International Corporation and National City Bank (now known as PNC Bank)	Incorporated by reference to Exhibit 10.1 to NTIC’s Quarterly Report on Form 10-QSB for the quarter ended May 31, 2008 (File No. 001-11038)

10.27	Form of Subscription Agreement, dated as of September 18, 2009 between Northern Technologies International Corporation and each of the Investors in the September 2009 Registered Direct Offering	Incorporated by reference to Exhibit 10.1 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 19, 2009 (File No. 001-11038)

14.1	Code of Ethics	Incorporated by reference to Exhibit 14.1 to NTIC’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 2004 (File No. 001-11038)

21.1	Subsidiaries of the Registrant	Filed herewith

23.1	Consent of Baker Tilly Virchow Krause, LLP	Filed herewith

31.1	Certification of President and Chief Executive Officer Pursuant to SEC Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

Item No.	Item	Method of Filing
32.1	Certification of President and Chief Executive Officer Pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of Chief Financial Officer Pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith