Form 10-Q
period 2010-11-30
NORTHERN TECHNOLOGIES INTERNATIONAL CORP
filed 2011-01-12
CIK 875582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2010

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

As of January 14, 2011, 4,328,935 shares of common stock of the registrant were outstanding.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

FORM 10-Q

November 30, 2010

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

As used in this report, references to “NTIC,” the “Company,” “we,” “our” or “us,” unless the context otherwise requires, refer to Northern Technologies International Corporation, its wholly owned subsidiaries — NTI Facilities, Inc., Northern Technologies Holding Company, LLC and React-NTI, LLC, and its majority owned joint venture, Zerust Prevenção de Corrosão S.A.,  all of which are consolidated on NTIC’s financial statements.

All trademarks, trade names or service marks referred to in this report are the property of their respective owners.

PART I - FINANCIAL INFORMATION

ITEM 1.                             FINANCIAL STATEMENTS

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AS OF NOVEMBER 30, 2010 (UNAUDITED)

AND AUGUST 31, 2010 (AUDITED)

	November 30, 2010	August 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,302,444	$1,776,162
Receivables:
Trade excluding joint ventures, less allowance for doubtful accounts of $20,000 at November 30, 2010 and August 31, 2010	1,864,014	2,227,769
Trade joint ventures	1,494,014	1,216,081
Fees for services provided to joint ventures	1,705,752	1,300,814
Inventories	3,965,496	3,639,169
Prepaid expenses	397,682	143,980
Deferred income taxes	448,600	448,600
Total current assets	11,178,002	10,752,575

PROPERTY AND EQUIPMENT, net	3,442,307	3,452,530

OTHER ASSETS:
Investments in joint ventures	16,824,035	16,055,943
Deferred income taxes	1,505,300	1,505,300
Patents and trademarks, net	883,233	912,718
Other	25,128	18,234
	19,237,696	18,492,195
	$33,858,005	$32,697,300

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of note payable	15,929	1,144,922
Accounts payable	1,411,393	1,721,237
Income tax payable	147,466	174,502
Accrued liabilities:
Payroll and related benefits	744,208	1,155,277
Deferred joint venture royalties	288,000	288,000
Other	322,151	349,714
Total current liabilities	2,929,147	4,833,652

NOTE PAYABLE, NET OF CURRENT PORTION (Note 7)	1,119,782	—

COMMITMENTS AND CONTINGENCIES (Note 14)

EQUITY:
Preferred stock, no par value; authorized 10,000 shares; none issued and outstanding	—	—
Common stock, $0.02 par value per share; authorized 10,000,000 shares; issued and outstanding 4,328,935 and 4,259,321, respectively	86,579	85,186
Additional paid-in capital	9,782,413	9,140,936
Retained earnings	18,811,499	17,911,718
Accumulated other comprehensive income	1,109,337	704,473
Stockholders’ equity	29,789,828	27,842,313
Non-controlling interest	19,248	21,335
Total equity	29,809,076	27,863,648
	$33,858,005	$32,697,300

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2010 AND 2009

	Three Months Ended
	November 30, 2010	November 30, 2009
NET SALES:
Net sales, excluding joint ventures	$3,446,303	$2,182,244
Net sales, to joint ventures	652,138	529,158
NET SALES	4,098,441	2,711,402

Cost of goods sold	2,690,705	1,757,496
Gross profit	1,407,736	953,906

JOINT VENTURE OPERATIONS:
Equity in income of joint ventures	1,695,131	705,899
Fees for services provided to joint ventures	1,451,780	1,151,930
	3,146,911	1,857,829

OPERATING EXPENSES:
Selling expenses	999,053	596,769
General and administrative expenses	1,104,167	920,029
Expenses incurred in support of joint ventures	228,721	244,910
Research and development expenses	1,193,456	611,656
	3,525,397	2,373,364

OPERATING INCOME	1,029,250	438,371

INTEREST INCOME	3,933	1,496
INTEREST EXPENSE	(23,234)	(25,987)
OTHER INCOME	6,925	6,825

INCOME BEFORE INCOME TAX EXPENSE (BENEFIT)	1,016,874	420,705

INCOME TAX EXPENSE (BENEFIT)	122,000	(15,000)

NET INCOME	894,874	435,705

NET LOSS ATTRIBUTABLE TO NON CONTROLLING INTEREST	(4,907)	—

NET INCOME ATTRIBUTABLE TO NTIC	$899,781	$435,705

NET INCOME PER COMMON SHARE:
Basic	$0.21	$0.10
Diluted	$0.21	$0.10

WEIGHTED AVERAGE COMMON SHARES
ASSUMED OUTSTANDING:
Basic	4,264,187	4,149,096
Diluted	4,324,757	4,165,441

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

THREE MONTHS ENDED NOVEMBER 30, 2010 AND 2009

	Three Months Ended
	November 30, 2010	November 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$894,874	$435,705
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Expensing of fair value of stock options vested	44,143	46,302
Depreciation expense	85,492	95,254
Amortization expense	39,723	38,475
Equity in income from joint ventures	(1,695,131)	(705,899)
Deferred income taxes
Changes in current assets and liabilities:
Receivables:
Trade, excluding joint ventures	363,755	(504,596)
Trade, joint ventures	(277,933)	(266,010)
Fees for services receivables, joint ventures	(404,938)	465,469
Income taxes	—	23,841
Inventories	(326,327)	(47,469)
Prepaid expenses and other	(260,596)	(134,600)
Accounts payable	(309,844)	141,950
Income tax payable	(27,036)	—
Accrued liabilities	(118,983)	540,141
Net cash (used in) provided by operating activities	(1,992,801)	128,563

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint ventures	(38,217)	—
Dividends received from joint ventures	1,368,599	8,801
Additions to property and equipment	(75,269)	(10,401)
Additions to patents	(10,238)	(59,896)
Net cash provided by (used in) investing activities	1,244,875	(61,497)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable	(9,211)	(8,501)
Net borrowings/(repayments) made on line of credit	—	(1,077,000)
Proceeds from the issuance of common stock	—	3,195,613
Proceeds from employee stock purchase plan	17,745	16,710
Proceeds from exercise of stock options	261,333	9,225
Net cash provided by financing activities	269,867	2,136,047

EFFECT OF EXCHANGE RATE CHANGES ON CASH:	4,341	—

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(473,718)	2,203,114
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,776,162	138,885

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,302,444	$2,341,999

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.             INTERIM FINANCIAL INFORMATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all necessary adjustments, which are of a normal recurring nature, and present fairly the consolidated financial position of Northern Technologies International Corporation and its subsidiaries (the “Company”) as of November 30, 2010 and the results of their operations for the three months ended November 30, 2010 and November 30, 2009 and their cash flows for the three months ended November 30, 2010 and November 30, 2009, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Certain amounts reported in the consolidated financial statements for the previous reporting periods have been reclassified to conform to the current period presentation.  These reclassifications did not have a material impact on the Company’s previously reported consolidated balance sheets or statements of cash flows. The Company has reclassified various line items in the statements of operations to better provide the results of its joint ventures, as well as its North American operations.  These reclassifications changed the Company’s operating income, but did not impact its net income or net income per common share.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s annual report on Form 10-K for the fiscal year ended August 31, 2010.  These consolidated financial statements also should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section appearing in this report.

Operating results for the three months ended November 30, 2010 are not necessarily indicative of the results that may be expected for the full fiscal year ending August 31, 2011.

The Company evaluates events occurring after the date of the consolidated financial statements requiring recording or disclosure in the financial statements.

2.             CONSOLIDATION OF ZERUST BRAZIL

Beginning in fourth quarter of fiscal 2010, the Company consolidated the results of Zerust Prevenção de Corrosão S.A., the Company’s subsidiary in Brazil (“Zerust Brazil”).  The Company holds 85% of the equity and 85% of the voting rights of Zerust Brazil.  Prior to fourth quarter of fiscal 2010 and as of November 30, 2009, the Company accounted for its Zerust Brazil investment under the equity method.  The Company owned only 50%, which it considered to be less than a majority, of the equity and voting rights of Zerust Brazil prior to September 2006.  The Company acquired an additional 35% ownership interest in Zerust Brazil in September 2006 and held 85% of the equity and voting rights thereafter. Prior to the fourth quarter of fiscal 2010, the Company held the additional 35% ownership interest in Zerust Brazil with the intent of finding an acquiring party, believing its majority control of Zerust Brazil would be temporary and determined not to consolidate Zerust Brazil because the impact on the Company’s consolidated financial statements was immaterial.  During the fourth quarter of fiscal 2010, the Company stopped pursuing a buyer of the 35% ownership and decided to consolidate the financial results of Zerust Brazil as of and for the fiscal year ended August 31, 2010.  The Company believes that the impact of not consolidating Zerust Brazil on the Company’s consolidated financial statements for periods prior to the fourth quarter of fiscal 2010 was immaterial to the Company’s consolidated financial statements.

The following is a summary of certain line items of the Company’s consolidated statement of operations for the three months ended November 30, 2009 as reported and on a pro forma basis, assuming the consolidation of Zerust Brazil on the Company’s consolidated financial statements as of the beginning of such period:

		Zerust	Eliminated in
	As Reported	Brazil	Consolidation	Pro Forma
Net sales	$2,711,402	$501,446	$(15,823)	$3,197,025
Cost of goods sold	1,757,496	193,711	(15,823)	1,935,384
Gross profit	953,906	307,735	—	1,261,641
Joint venture operations	1,857,829	—	(3,260)	1,854,569
Operating expenses	2,373,364	308,986	—	2,682,350
Operating income	438,371	(1,251)	(3,260)	433,860
Income before income tax expense	420,705	3,835	(3,260)	421,280
Income tax benefit	(15,000)	—	—	(15,000)
Net income	435,705	3,835	(3,260)	436,280
Net income attributable to non-controlling interest	—	575	—	575
Net income attributable to controlling interest	435,705	(3,260)	3,260	435,705
Net income per common diluted share	$0.10	$0.00	$0.00	$0.10

3.             INVENTORIES

Inventories consisted of the following:

	November 30, 2010	August 31, 2010
Production materials	$1,275,779	$1,184,986
Finished goods	2,689,717	2,449,181
	$3,965,496	$3,639,169

4.             PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	November 30, 2010	August 31, 2010
Land	$310,365	$310,365
Buildings and improvements	3,099,186	3,099,186
Machinery and equipment	1,792,897	1,717,625
	5,202,447	5,127,176
Less accumulated depreciation	(1,760,140)	(1,674,646)
	$3,442,307	$3,452,530

5.             PATENTS AND TRADEMARKS, NET

Patents and trademarks, net consisted of the following:

	November 30, 2010	August 31, 2010
Patents and trademarks	$1,620,598	$1,610,674
Less accumulated amortization	(737,365)	(697,956)
	$883,233	$912,718

Patent and trademark costs are amortized over seven years.  Costs incurred related to patents and trademarks are capitalized until filed and approved, at which time the amounts capitalized to date are amortized and any further costs, including maintenance costs, are expensed as incurred. Amortization expense is estimated to approximate $160,000 in each of the next five fiscal years.

6.             INVESTMENTS IN JOINT VENTURES

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

Financial information from the audited and unaudited financial statements of the Company’s joint venture in Germany, Excor Korrosionsschutz — Technologien und Produkte GmbH (“Germany”), the Company’s joint venture holding company in the Association of Southeast Asian Nations, or ASEAN, region, NTI ASEAN, LLC (“ASEAN”), and all of the Company’s other joint ventures, are summarized as follows:

	November 30, 2010
	TOTAL	Germany	ASEAN	All Other
Current assets	$55,954,949	$16,081,887	$14,067,308	$25,805,754
Total assets	61,869,402	18,559,994	14,329,410	28,979,998
Current liabilities	20,621,393	3,034,450	5,632,744	11,954,199
Noncurrent liabilities	4,847,283	—	841,895	4,005,388
Joint ventures’ equity	36,400,726	15,525,544	7,854,771	13,020,412
Northern Technologies International Corporation’s share of joint ventures’ equity	$16,824,108	$7,762,774	$2,831,061	$6,230,274

	August 31, 2010
	TOTAL	Germany	ASEAN	All Other
Current assets	$50,031,107	$16,567,240	$12,637,967	$20,825,900
Total assets	55,918,090	18,967,090	12,901,522	24,049,478
Current liabilities	16,478,695	3,089,590	4,721,652	8,667,454
Noncurrent liabilities	4,454,280	—	868,902	3,585,378
Joint ventures’ equity	34,985,115	15,877,500	7,310,968	11,796,646
Northern Technologies International Corporation’s share of joint ventures’ equity	$16,055,943	$7,938,751	$2,467,412	$5,649,780

	Three Months Ended November 30, 2010
	TOTAL	Germany	ASEAN	All Other
Net sales	$27,101,587	$8,886,252	$4,321,308	$13,894,027
Gross profit	12,706,289	4,490,864	2,051,640	6,163,785
Net income	3,169,841	1,876,545	374,049	919,337
Northern Technologies International Corporation’s share of equity in income of joint ventures	$1,695,131	$938,227	$320,607	$436,298

	Three Months Ended November 30, 2009
	TOTAL	Germany	ASEAN	All Other
Net sales	$19,480,538	$6,413,699	$3,232,215	$9,834,625
Gross profit	9,600,769	3,199,808	1,774,666	4,626,295
Net income	1,405,086	728,770	554,688	121,628
Northern Technologies International Corporation’s share of equity in income of joint ventures	$705,899	$364,385	$254,214	$87,300

The Company records expenses that are directly attributable to the joint ventures on the statements of operations on the line “Expenses incurred in support of joint ventures”.  The expenses include items such as employee compensation and benefit expenses, travel expense and consulting expense.

In December 2010, the Company invested $38,217 and in January 2010, the Company invested $30,101, in a new joint venture in Russia to specifically engage in the oil and gas industry.  The Company has a 50% ownership interest in the new Russian joint venture.

7.             NOTE PAYABLE

As of November 30, 2010, the Company had a demand line of credit of $2,300,000 with PNC Bank, National Association (“PNC Bank”) with no amounts outstanding as of November 30, 2010 and August 31, 2010.  Advances made under the demand line of credit were made at the sole discretion of PNC Bank and were due and payable on demand.  Outstanding amounts under the demand line of credit bore interest at an annual rate based on LIBOR plus 2.25%.  As of November 30, 2010, the interest rate was 2.59% and the weighted average rate was 2.63% for the three months ended November 30, 2010.  As of November 30, 2009, the interest rate was 2.49% and the weighted average rate was 2.50% for the three months ended.

In connection with the purchase of its corporate headquarters, in September 2006, the Company obtained a term loan with a principal amount of $1,275,000 that was to mature on May 1, 2011, bore interest at a fixed rate of 8.01% and was payable in 59 monthly payments equal to approximately $10,776 (inclusive of principal and interest).

On January 10, 2011, the Company refinanced its $1,275,000 original principal amount term loan and increased its line of credit with PNC Bank to $3,000,000.  See Note 15 entitled “Subsequent Event.”As a result, certain portions of the loan have been classified as long-term.

8.             STOCKHOLDERS’ EQUITY

During the three months ended November 30, 2010, the Company did not purchase or retire any shares of its common stock. The following stock options to purchase shares of common stock were exercised during the three months ended November 30, 2010:

Options Exercised	Exercise Price
40,000	$5.38
2,000	8.01
1,334	9.75
1,333	12.84

The Company granted stock options under the Northern Technologies International Corporation 2007 Stock Incentive Plan to purchase an aggregate of 30,000 shares of its common stock to various employees and directors during the three months ended November 30, 2010.  The weighted average per share exercise price of the stock options is $9.43, which is equal to the fair market value of the Company’s common stock on the date of grant.

During the three months ended November 30, 2010, the Company granted stock bonuses under the Northern Technologies International Corporation 2007 Stock Incentive Plan for an aggregate of 22,686 shares of its common stock to various employees.  The fair value of the shares of the Company’s common stock as of the date of grant of the stock bonuses was $319,649, based on the closing sale price of a share of the Company’s common stock on the date of grant. The fair value of common stock granted during the three months ended November 30, 2010 was based on fiscal 2010 performance and was included in accrued liabilities at August 31, 2010.

During the three months ended November 30, 2009, the Company did not purchase or retire any shares of its common stock. The following stock options to purchase shares of common stock were exercised during the three months ended November 30, 2009:

Options Exercised	Exercise Price
1,500	$6.15

The Company granted stock options under the Northern Technologies International Corporation 2007 Stock Incentive Plan to purchase an aggregate of 122,000 shares of its common stock to various employees and directors during the three months ended November 30, 2009.  The weighted average per share exercise price of the stock options is $7.88, which is equal to the fair market value of the Company’s common stock on the date of grant.

In September 2009, the Company completed a $3,552,000 registered direct offering in which it sold an aggregate of 480,000 shares of its common stock to institutional investors at a purchase price of $7.40 per share, resulting in net proceeds of $3,195,613, after deducting placement agent fees and expenses and the Company’s offering expenses.

9.             TOTAL COMPREHENSIVE INCOME

The Company’s total comprehensive income was as follows:

	Three Months Ended November 30,
	2010	2009
Net income	$894,874	$435,705
Other comprehensive income — foreign currency translation adjustment	404,864	574,808
Total comprehensive income	$1,407,645	$1,010,513

10.          NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share assumes the exercise of stock options using the treasury stock method, if dilutive.

Options to purchase shares of common stock of 26,000 and 195,139 were excluded from the computation of common share equivalents for both the three months ended November 30, 2010 and 2009, respectively, as stock option exercise prices were greater than market price of a share of common stock.

11.          STOCK-BASED COMPENSATION

The Company has several stock-based compensation plans under which stock options and other stock-based awards have been granted, including the Northern Technologies International Corporation 2007 Stock Incentive Plan (the “2007 Plan”), the Northern Technologies International Corporation 2000 Stock Incentive Plan (the “2000 Plan”) and the Northern Technologies International Corporation Employee Stock Purchase Plan (the “ESPP”).  The Compensation Committee of the Board of Directors and the Board of Directors administers all of these plans.

The 2007 Plan replaced the 2000 Plan, which was terminated with respect to future grants, but continues to govern grants outstanding under such plan.  The 2007 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, stock unit awards, performance awards and stock bonuses to eligible recipients to enable the Company and its subsidiaries to attract and retain qualified individuals through opportunities for equity participation in the Company, and to reward those individuals who contribute to the achievement of the Company’s economic objectives.  Up to a total of 400,000 shares of the Company’s common stock have been reserved for issuance under the 2007 Plan, subject to adjustment as provided in the 2007 Plan.  In

November 2010, the Company’s Board of Directors approved the Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan (the “Amended and Restated 2007 Plan”), subject to approval by the Company’s stockholders at its next annual meeting of stockholders to be held in January 2011.  The Amended and Restated 2007 Plan includes a number of changes from the currently existing 2007 Plan, including an increase in the number of shares of common stock available for issuance under the plan from 400,000 shares to 800,000 shares plus the number of shares subject to awards outstanding under the prior 2000 Plan as of the date of stockholder approval of the Amended and Restated 2007 Plan but only to the extent that such outstanding awards are forfeited, expire or otherwise terminate without the issuance of such shares.  Options granted under the 2007 Plan generally have a term of five years and become exercisable over a three- or four-year period beginning on the one-year anniversary of the date of grant.  Options are granted at per share exercise prices equal to the market value of the Company’s common stock on the date of grant.  To date, only stock options and stock bonuses have been granted under the 2007 Plan.

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

The Company granted options to purchase 30,000 and 126,000 shares of its common stock during the three months ended November 30, 2010 and 2009, respectively.  The fair value of option grants is determined at date of grant, using the Black-Scholes option pricing model with the assumptions listed below.  Based on these valuations, the Company recognized compensation expense of $44,143 and $46,302 during the three months ended November 30, 2010 and 2009, respectively, related to the options that vested during such time period. The stock-based expense recorded reduced after-tax net income per share by $0.01 for the three months ended November 30, 2010 and 2009.  As of November 30, 2010, the total compensation cost for non-vested options not yet recognized in the Company’s statements of operations was $304,080, net of estimated forfeitures.  Additional stock-based compensation expense of $132,428 is expected through the remainder of fiscal year 2011, and expense of $139,257 and $32,396 is expected to be recognized during fiscal 2012 and 2013, respectively.  Future option grants will impact the compensation expense recognized.

The Company currently estimates a ten percent forfeiture rate for stock options, but will continue to review this estimate in future periods.

The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions and results for the grants:

	November 30,
	2010	2009
Dividend yield	0.00%	2.00%
Expected volatility	49.2%	48.1%
Expected life of option	5 years	5 years
Average risk-free interest rate	1.31%	2.34%

The weighted average fair value of options granted during the three months ended November 30, 2010 and 2009 was $3.60 and $2.96, respectively.  The weighted average remaining contractual life of the options outstanding as of November 30, 2010 and 2009 was 3.47 years and 3.26 years, respectively.

12.          GEOGRAPHIC AND SEGMENT INFORMATION

Net sales by geographic location as a percentage of total consolidated net sales for the three months ended November 30, 2010 and November 30, 2009 were as follows:

	Three Months Ended November 30,
	2010	2009
Inside the U.S.A. to unaffiliated customers	67.2%	74.9%
Outside the U.S.A. to:
Joint ventures in which the Company is a shareholder directly and indirectly	16.4	19.6
Unaffiliated customers	16.4	5.5
	100.0%	100.0%

Net sales by geographic location are based on the location of the customer.

Fees for services provided to joint ventures by geographic location as a percentage of total fees for services provided to joint ventures the three months ended November 30, 2010 and 2009 were as follows:

	Three Months Ended November 30,
	2010	% of Total Fees for Services Provided to Joint Ventures	2009	% of Total Fees for Services Provided to Joint Ventures
Japan	$276,000	19.0%	$223,000	19.4%
Germany	257,276	17.7%	269,500	23.4%
India	200,711	13.8%	182,692	15.9%
France	164,482	11.3%	114,192	9.9%
Finland	144,211	9.9%	112,898	9.8%
Sweden	144,111	9.9%	94,542	8.2%
United Kingdom	82,642	5.7%	95,129	8.3%
Other	182,347	12.6%	59,978	5.2%
	$1,451,780	100.0%	$1,151,930	100.0%

The following table sets forth the Company’s net sales for the three months ended November 30, 2010 and 2009 by segment:

	Three Months Ended November 30,
	2010	2009	$ Change	% Change
ZERUST® net sales	$3,875,428	$2,627,555	$1,247,873	47.5%
Natur-Tec® net sales	223,013	83,846	139,167	166.0%
	$4,098,441	$2,711,402	$1,387,040	51.2%

The following table sets forth the Company’s cost of goods sold for the three months ended November 30, 2010 and 2009 by segment:

	Three Months Ended November 30,
	2010	% of Segment Sales*	2009	% of Segment Sales*
Direct cost of goods sold
ZERUST®	$2,190,145	56.5%	$1,417,508	53.9%
Natur-Tec™	180,630	81.0%	59,018	70.4%
Indirect cost of goods sold	319,930	NA	280,970	NA
	$2,690,705		$1,757,496

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

The geographical distribution of long-lived assets is set forth as follows:

	November 30,
	2010	2009
United States	$3,386,100	$3,457,316
Brazil	56,207	—
Consolidated	$3,442,307	$3,457,316

Long-lived assets consist primarily of property and equipment. These assets are periodically reviewed to assure the net realizable value from the estimated future production based on forecasted sales exceeds the carrying value of the assets.

13.          RESEARCH AND DEVELOPMENT

During the year ended August 31, 2009, the Company was awarded multiple research and development contracts.  The Company accrues proceeds received under the grants and offsets research and development expenses incurred in equal installments over the timelines associated with completion of the grants specific objectives and milestones. At November 30, 2010 and August 31, 2010, the Company deferred amounts received of $26,659 and $130,196, respectively, in other accrued liabilities, as the Company had not yet performed under the obligations of the contracts.

The Company expenses all costs related to product research and development as incurred.  The Company incurred $1,193,456 and $611,656 of expense during the three months ended November 30, 2010 and 2009, respectively, in connection with its research and development activities.  These costs related to product research and development are the net amount after being reduced by reimbursements related to the awarding of the multiple research and development contracts of $25,992 and $109,172 for the three months ended November 30, 2010 and 2009, respectively.  The net fees are accounted for in the “Research and Development Expenses” section of the consolidated statements of operations.

14.          COMMITMENTS AND CONTINGENCIES

On August 27, 2010, the Company’s Board of Directors, upon recommendation of the Compensation Committee, approved the material terms of an annual bonus plan for the Company’s executive officers and certain employees for the fiscal year ending August 31, 2011, the purpose of which is to align the interests of the Company, its executive officers and stockholders by providing an incentive for the achievement of key corporate and individual performance measures that are critical to the success of the Company and linking a significant portion of each executive officer’s annual compensation to the achievement of such measures.  The following is a brief summary of the material terms approved by the Board:

•                  The total amount available under the bonus plan will be up to 25% of the Company’s earnings before interest, taxes and other income (“EBITOI”);

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

There was $357,000 for management bonuses accrued for three months ended November 30, 2010 compared to a management bonus accrual of $158,000 for the three months ended November 30, 2009.

In fiscal 1999, a subsidiary of the Company, NTI Facilities, Inc., acquired a one-third ownership of Omni-Northern Ltd., which owns and operates a rental property located at 23205 Mercantile Road, Beachwood, Ohio.  The property had an approximate value of $2,205,000, based upon the cash-to-mortgage acquisition price of the property paid in fiscal 2000.  The Company has guaranteed up to $329,082 of Omni-Northern Ltd.’s $1,903,571 mortgage obligation with PNC Bank, Cleveland, Ohio.  The building is fully leased at present.  Total rent expense for the three months ended November 30, 2010 and 2009 was $59,480 and $60,814 respectively. Remaining rentals payable under such leases are as follows: fiscal 2011 - $238,500; fiscal 2012 - $238,500; fiscal 2013 - $238,500; fiscal 2014 - $59,500 and thereafter - $0.

One customer accounted for 10.6% of the Company’s trade receivables, excluding joint ventures at August 31, 2010. Two joint ventures accounted for 48.0% of the Company’s trade joint venture receivables at November 30, 2010. One joint venture accounted for 36.4% of the Company’s trade joint venture receivables at August 31, 2010.

From time to time, the Company is involved in various legal actions arising in the normal course of business.  Management is of the opinion that any judgment or settlement resulting from any currently pending or threatened actions would not have a material adverse effect on the Company’s financial position or consolidated results of operations.

15.          SUBSEQUENT EVENT

On January 10, 2011, the Company refinanced its $1,275,000 original principal amount term loan and increased its line of credit with PNC Bank from $2,300,000 to $3,000,000.

The amended term loan is evidenced by an amended and restated term note (the “Term Note”) issued by Northern Technologies Holding Company, LLC (“NTI LLC”) to PNC Bank in the principal amount of approximately $1,141,788.  The term loan matures on January 10, 2016, bears interest at an annual rate based on the daily LIBOR rate plus 2.15% and is payable in 59 consecutive monthly installments equal to approximately $6,343 (inclusive of principal but exclusive of interest) commencing in February 2011.  All of the remaining unpaid principal and accrued interest under the Term Note is due and payable on the January 10, 2016 maturity date.  The term loan is secured by a first lien on the real estate and building owned by NTI LLC and all of the assets of the Company and is guaranteed by the Company.

The increased line of credit is evidenced by an amended and restated committed line of credit note in the principal amount of up to $3,000,000 (the “Line of Credit Note”).  The line of credit has a $1,200,000 standby letter of credit subfacility, with any standby letters of credit issued thereunder being at the sole discretion of PNC Bank.  Any standby letters of credit issued under the subfacility are subject to customary fees and charges payable by the Company.  Advances made under the line of credit are due and payable on January 10, 2012.  At the option of the Company, outstanding advances under the line of credit bear interest at either (a) an annual rate based on LIBOR plus 2.15% for the applicable LIBOR interest period selected by the Company or (b) at the rate publicly announced by PNC Bank from time to time as its prime rate. Interest is payable in arrears (a) for the portion of advances bearing interest under the prime rate on the last day of each month during the term thereof and (b) for the portion of advances bearing interest under the LIBOR option on the last day of the respective LIBOR interest period selected for such advance.  Any unpaid interest is payable on the maturity date.

Both the term loan and the line of credit are governed under two separate loan agreements (collectively, the “Loan Agreements”).  The Loan Agreements contain standard covenants, including affirmative financial covenants, such as the maintenance of a minimum fixed charge coverage ratio, and negative covenants, which, among other things, limit the incurrence of additional indebtedness, loans and equity investments, disposition of assets, mergers and consolidations and other matters customarily restricted in such agreements. Under the Loan Agreements, the Company is subject to a minimum fixed charge coverage ratio of 1.10:1.00.

Under the fixed charge coverage ratio financial covenant, the Company shall not, as of the last calendar day of any fiscal quarter, on a rolling four quarters basis, suffer or permit the ratio of its adjusted EBITDA (defined as the aggregate of (a) its net income for that period, plus (b) its interest expense for that period, plus (c) its federal, state, and local income taxes, if any, for that period, plus (d) its depreciation and amortization charges for that period, plus (e) other non-recurring non-cash expenses reducing net income, minus (f) non-recurring non-cash items increasing net income, plus (g) increases to paid-in capital on stockholders’ equity, minus (h) decreases to paid-in capital on stockholder’s equity) to the aggregate (without duplication) of (i) its interest expense for that period, plus (ii) capital expenditures paid for from the Company’s funds other than funds borrowed as term debt to finance such capital expenditures during that period, plus (iii) all dividends and distributions paid during that period, plus (iv) taxes paid in cash plus, plus (v) payments made under all capital leases, plus (vi) an amount equal to the aggregate of all scheduled payments of principal on all indebtedness for borrowed money having an original term of more than one year, as shown on the Company’s financial statements as current liabilities as of one year prior to the date of determination to be less than 1.10:1.00.  The fixed charge coverage ratio is to be computed and determined on a consolidated basis for the Company and its subsidiaries in accordance with generally accepted accounting principles applied on a consistent basis (subject to normal year-end adjustments).  The Loan Agreements also contain customary events of default, including, without limitation, payment defaults, material inaccuracy of representations and warranties, covenant defaults, bankruptcy and involuntary proceedings, and monetary judgment defaults.

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

NTIC has developed proprietary corrosion inhibiting technologies for use in the mitigation of corrosion on capital assets used in the petroleum and chemical process industries and is initially targeting the sale of these new ZERUST® products to the oil and gas industry sector. During fiscal 2009, NTIC announced the signing of a multi-year contract between NTIC’s Brazilian subsidiary (Zerust Prevenção de Corrosão S.A.) and Petroleo Brasileiro S.A. (Petrobras) to install and service proprietary corrosion protection technologies on the roofs of an initial set of aboveground oil storage tanks at the Petrobras REDUC refinery in Rio de Janeiro, Brazil.  Also during fiscal 2009, NTIC signed multiple joint research and development contracts with Petrobras’s research and development group at the Leopoldo Américo Miguez de Mello Research & Development Center (CENPES) pursuant to which the parties will undertake a 20-month Petrobras funded effort to explore, understand and resolve bottom plate corrosion issues in aboveground storage tanks.  A second 12-month Petrobras sponsored project has also started aimed at field trials of certain pipeline protection technologies.  All of these projects continued during fiscal 2010 and in the first quarter of fiscal 2011.  NTIC also is pursuing opportunities to market its ZERUST® corrosion prevention technology to other potential customers in the oil and gas industry across several countries through NTIC’s joint venture partners and other strategic partners. During fiscal 2010, NTIC entered into agreements with Iromad VZ, LLC and GF Consulting Services LLC to provide sales and marketing services for NTIC’s oil and gas industry specific corrosion prevention technologies with a particular focus on the markets in the United States, Venezuela, Mexico and Spain.  NTIC believes the sale of its ZERUST® products to customers in the oil and gas industry will involve a long sales cycle, likely including a one- to two-year trial period with each customer and a slow integration process thereafter.

In addition to ZERUST® products and services, NTIC develops and markets a portfolio of bio-based and/or biodegradable (compostable) polymer resin compounds and finished products under the Natur-Tec® brand.  The Natur-Tec® bioplastics portfolio includes flexible film, foam, rigid injection molded materials and engineered plastics. Natur-Tec® biodegradable and compostable finished products include shopping and grocery bags, lawn and leaf bags, can liners, pet waste collection bags, cutlery, packaging foam and coated paper products and are engineered to be fully biodegradable in a composting environment.  During fiscal 2010 and the first quarter of fiscal 2011, NTIC focused on adding additional distributors and generating initial sales with these distributors.

NTIC’s Polymer Energy LLC joint venture develops and promotes a system that uses catalytic pyrolysis to convert waste plastic (primarily polyolefins) into hydrocarbons (primarily a mix of diesels, gasoline and heavy fractions) resulting in an economically viable and environmentally responsible alternative to current methods of recycling and disposal of waste plastic.  Each unit can process up to ten tons of waste plastic per day, and the modular design allows for easily scalable capacity.  The crude output is high-grade and can be further processed in a refinery or used as an input for co-generation of electricity.  During fiscal 2010 and the first quarter of fiscal 2011, NTIC’s Polymer Energy LLC joint venture focused on making design improvements to the polymer energy machine and generating initial interest from potential customers in India, Thailand and the United Arab Emirates.

NTIC’s Joint Venture Network

NTIC participates in 26 active joint venture arrangements in North America, South America, Europe, Asia and the Middle East. Each of these joint ventures generally manufactures and markets finished products in the geographic territory to which it is assigned.  While most of NTIC’s joint ventures currently exclusively sell rust and corrosion inhibiting packaging and products to industrial customers, NTIC also has joint ventures that manufacture, market and sell corrosion prevention solutions for the oil and gas industry and Polymer Energy™ equipment that converts waste plastic into diesel, gasoline and heavy fractions.  NTIC historically has funded its joint venture investments with cash generated from operations.

NTIC’s receipt of funds as a result of sales by its joint ventures is dependent upon fees for services that NTIC provides to its joint ventures based primarily on the revenues of the joint ventures and NTIC’s receipt of dividend distributions from the joint ventures.  NTIC receives fees for services provided to its joint ventures based primarily on the net sales of the individual joint ventures. The fees for services provided to joint ventures are determined based on either a flat fee or a percentage of sales depending on local laws and tax regulations.  With respect to its German joint venture, NTIC recognizes an agreed upon quarterly fee for such services.  With respect to its ASEAN joint venture holding company, NTIC does not receive a fee for such services, but rather receives a bi-annual dividend based on available cash.  NITC recognizes equity income from its joint ventures based on the overall profitability of the entity.  The profits of NTIC’s joint ventures are shared by the respective joint venture owners in accordance with their respective ownership percentages.  NTIC typically owns only 50% or less of its joint venture entities and thus does not control the decisions of these entities regarding whether to pay dividends and, if paid, how much they should be in a given year.  Traditionally, a portion of the equity income recorded in a given fiscal year is paid to the owners of the entity during the following fiscal year.  The payment of a dividend by an entity is determined by a joint vote of the owners and is not at the sole discretion of NTIC.

NTIC does not consolidate the results of its joint ventures, other than commencing in fourth quarter of 2010, Zerust Prevenção de Corrosão S.A., NTIC’s subsidiary in Brazil (“Zerust Brazil”).  NTIC holds 85% of the equity and 85% of the voting rights of Zerust Brazil.  Prior to fiscal 2010 NTIC accounted for its Zerust Brazil investment under the equity method.  NTIC owned only 50%, which it considered to be less than a majority, of the equity and voting rights of Zerust Brazil prior to September 2006.  NTIC acquired an additional 35% ownership interest in Zerust Brazil in September 2006 and held 85% of the equity and voting rights thereafter.  Prior to the fourth quarter of fiscal 2010, NTIC held the additional 35% ownership interest in Zerust Brazil with the intent of finding an acquiring party, believing its majority control of Zerust Brazil would be temporary and determined not to consolidate Zerust Brazil because the impact on NTIC’s consolidated financial statements was immaterial.  During the fourth quarter of fiscal 2010, NTIC stopped pursuing a buyer of the 35% ownership and decided to consolidate the financial results of Zerust Brazil as of and for the fiscal year ended August 31, 2010.  NTIC believes that the impact of not consolidating Zerust Brazil on NTIC’s consolidated financial statements for periods prior to the fourth quarter of fiscal 2010 was immaterial to NTIC’s consolidated financial statements.

The following is a summary of certain line items of the Company’s consolidated statement of operations for the three months ended November 30, 2009 as reported and on a pro forma basis, assuming the consolidation of Zerust Brazil on the Company’s consolidated financial statements as of the beginning of such period:

		Zerust	Eliminated in
	As Reported	Brazil	Consolidation	Pro Forma
Net sales	$2,711,402	$501,446	$(15,823)	$3,197,025
Cost of goods sold	1,757,496	193,711	(15,823)	1,935,384
Gross profit	953,906	307,735	—	1,261,641
Joint venture operations	1,857,829	—	(3,260)	1,854,569
Operating expenses.	2,373,364	308,986	—	2,682,350
Operating income	438,371	(1,251)	(3,260)	433,860
Income before income tax expense	420,705	3,835	(3,260)	421,280
Income tax benefit	(15,000)	—	—	(15,000)
Net income	435,705	3,835	(3,260)	436,280
Net income attributable to non-controlling interest	—	575	—	575
Net income attributable to controlling interest.	435,705	(3,260)	3,260	435,705
Net income per common diluted share	$0.11	$0.00	$0.00	$0.11

NTIC has not consolidated the Polymer Energy LLC joint venture in NTIC’s consolidated financial statements for the three months ended November 30, 2010 or 2009 or any prior period since Polymer Energy LLC has had limited activity since its inception in 2003 and NTIC believes that the impact of not consolidating this entity on NTIC’s consolidated financial statement has been immaterial.  Prior to fiscal 2010, Polymer Energy LLC did not have any financial activity including assets, liabilities, capital contributions, revenues or expenses.  During fiscal 2010, the only financial activity of Polymer Energy LLC was the receipt of license fees which were distributed to its owners in proportion to their respective ownership percentages.  Since NTIC owns a 62.5% ownership interest in Polymer Energy LLC, NTIC received and recorded a portion of these fees for services provided to joint ventures in its fiscal 2010 consolidated financial statements.  No license fees were received by Polymer Energy LLC and no other financial activity took place during the three months ended November 30, 2010.  Accordingly, during the three months ended November 30, 2010, NTIC received and recorded no fees for services provided to joint ventures in its consolidated financial statements attributable to its ownership interest in Polymer Energy LLC.

NTIC considers its German joint venture and ASEAN joint venture holding company to be individually significant to NTIC’s consolidated assets and income; and therefore, provides certain additional information regarding these joint ventures in the notes to NTIC’s consolidated financial statements and in this section of this report.

Financial Overview

NTIC’s management, including its chief executive officer who is NTIC’s chief operating decision maker, reports and manages NTIC’s operations in two reportable business segments based on products sold, customer base and distribution center:  ZERUST® products and services and Natur-Tec® products.  NTIC’s former React-NTI and React, Inc. business segments were eliminated in fiscal 2009 due to inactivity.

NTIC’s consolidated net sales increased 51.2% during the three months ended November 30, 2010 compared to the three months ended November 30, 2009.  This increase was primarily a result of increased sales of ZERUST® rust and corrosion inhibiting packaging products and services and sales to NTIC’s joint ventures and the consolidation of Zerust Brazil on NTIC’s consolidated financial statements.  During the three months ended November 30, 2010,

94.6% of NTIC’s consolidated net sales were derived from sales of ZERUST® products and services, which increased 47.5% to $3,875,428 during the three months ended November 30, 2010 compared to $2,627,555 during the three months ended November 30, 2009 due to increased demand primarily as a result of the economic recovery of the domestic manufacturing sector, the addition of new customers and the consolidation of Zerust Brazil. Overall demand for ZERUST® products and services depends heavily on the overall health of the markets in which NTIC sells its products, including in particular the automotive market. NTIC has focused its sales efforts of ZERUST® products and services by strategically targeting customers with specific corrosion issues in new market areas, including the oil and gas industry and other industrial sectors that offer sizable growth opportunities. NTIC’s consolidated net sales during the three months ended November 30, 2010 included $517,140 of sales made by Zerust Brazil, and of those sales, $26,822 in sales were made to the oil and gas industry sector in Brazil.  As previously disclosed, during the fourth quarter of fiscal 2010, Zerust Brazil received purchase orders for Flange Savers representing an aggregate of $1.4 million.  Of those orders, Zerust Brazil recognized sales of $518,000 during the fourth quarter of fiscal 2010 and $26,822 during the first quarter of fiscal 2011.  NTIC still anticipates invoicing Petrobras for the remaining amount of these orders during fiscal 2011 as Petrobras rolls this product out to more of its platforms, with a much more significant portion of the orders expected to be recognized as sales during the second quarter of fiscal 2011 than during the first quarter of fiscal 2011.

During the three months ended November 30, 2010, $223,013, or 5.4% of NTIC’s consolidated net sales were derived from sales of Natur-Tec® products compared to 3.1% during the three months ended November 30, 2009.  Net sales of Natur-Tec® products increased 166.0% during the three months ended November 30, 2010 compared to the three months ended November 30, 2009. This increase was primarily due to the addition of new Natur-Tec® distributors on the West Coast of the United States.  NTIC is continuing to strengthen and expand its West Coast distribution network in California, while expanding its industrial distribution reach to geographical “green” hotspots such as Oregon, Washington, Minnesota and New England. Additionally, NTIC is targeting key national and regional retailers utilizing independent sales agents. Demand for the Natur-Tec® products depends primarily on the market acceptance and the extent of NTIC’s distribution network.

Cost of goods sold as a percentage of net sales increased slightly to 65.7% for the three months ended November 30, 2010 compared to 64.8% for the three months ended November 30, 2009 primarily as a result of slightly reduced margins resulting from a slight increase in raw material prices.

NTIC’s equity in income of joint ventures increased 140.1% to $1,695,131 during the three months ended November 30, 2010 compared to $705,899 during the three months ended November 30, 2009. NTIC recognized a 26.0% increase in fees for services provided to joint ventures during the three months ended November 30, 2010 compared to the three months ended November 30, 2009. Both of these increases were primarily a result of a 39.1% increase in total net sales of NTIC’s joint ventures during the three months ended November 30, 2010 compared to the three months ended November 30, 2009.  This increase in total net sales of NTIC’s joint ventures was primarily a result of the economic recovery, to some extent, of the international manufacturing sector that the NTIC joint venture network serves.

NTIC’s total operating expenses increased 48.5% during the three months ended November 30, 2010 compared to the three months ended November 30, 2009 primarily as a result of the consolidation of the general and administrative expenses of Zerust Brazil on NTIC’s consolidated financial statements of $205,000, the return of wages for all employees to pre-recession levels and fiscal 2011 raises, the expenses associated with the hiring of 15 employees since November 30, 2009 and the increase in accrual of the management bonus expense of $200,000.

NTIC expenses all costs related to product research and development as incurred.  NTIC incurred $1,193,456 and $611,656 of expense during the three months ended November 30, 2010 and 2009, respectively, in connection with its research and development activities.  These costs related to product research and development and represent the net amount after being reduced by reimbursements related to the awarding of the multiple research and development contracts of $25,992 and $109,172 for the three months ended November 30, 2010 and 2009,

respectively.   NTIC anticipates that it will spend between $3,500,000 and $4,000,000 in total during fiscal 2011 on research and development activities related to its core and new technologies.  These amounts represent net amounts after being reduced by reimbursements related to the awarding of multiple research and development contracts.

Net income increased 105.4%, to $894,874, or $0.21 per diluted common share, for the three months ended November 30, 2010 compared to $435,705, or $0.10 per diluted common share, for the three months ended November 30, 2009.  This increase was primarily the result of increased income from NTIC’s corporate joint ventures and holding companies and gross profit partially offset by an increase in operating expenses.

NTIC’s working capital was $8,248,855 at November 30, 2010, including $1,302,444 in cash and cash equivalents compared to $5,918,923 at August 31, 2010, including $1,776,162 in cash and cash equivalents.  On January 10, 2011, NTIC refinanced its $1,275,000 original principal amount term loan and increased its line of credit with PNC Bank to $3,000,000.

Results of Operations

NTIC does not consolidate the results of its joint ventures.  NTIC considers its German joint venture and ASEAN joint venture holding company to be individually significant to NTIC’s consolidated assets and income; and therefore, provides certain additional information regarding these joint ventures in the notes to NTIC’s consolidated financial statements and in this section of this report.

The following table sets forth NTIC’s results of operations for the three months ended November 30, 2010 and November 30, 2009.

	Three Months Ended November 30, 2010	% of Net Sales	Three Months Ended November 30, 2009	% of Net Sales	$ Change	% Change
Net sales, excluding joint ventures	$3,446,303	84.1%	$2,182,244	80.5%	$1,264,059	57.9%
Net sales, to joint ventures	652,138	15.9%	529,158	19.5%	122,980	23.2%
Cost of goods sold	2,690,705	65.7%	1,757,496	64.8%	933,209	53.1%
Equity in income of joint ventures	1,695,131	41.4%	705,899	26.0%	989,232	140.1%
Fees for services provided to joint ventures	1,451,780	35.4%	1,151,930	42.5%	299,850	26.0%
Selling expenses	999,053	24.4%	596,769	22.0%	402,284	67.4%
General and administrative expenses	1,104,167	26.9%	920,029	33.9%	184,138	20.0%
Expenses incurred in support of joint ventures	228,721	5.6%	244,910	9.0%	(16,189)	(6.6)%
Research and development expenses	1,193,456	29.1%	611,656	22.6%	581,800	95.1%

Net Sales. NTIC’s consolidated net sales increased 51.2% to $4,098,441 during the three months ended November 30, 2010 compared to the three months ended November 30, 2009.  NTIC’s consolidated net sales to unaffiliated customers excluding NTIC’s joint ventures increased 57.9% to $3,446,303, during the three months ended November 30, 2010 compared to the same prior year period. This increase was primarily a result of increased sales of ZERUST® rust and corrosion inhibiting packaging products and services and sales to NTIC’s joint ventures and the consolidation of Zerust Brazil on NTIC’s consolidated financial statements. Net sales to joint ventures increased 23.2% to $652,138 during the three months ended November 30, 2010 compared to the three months ended November 30, 2009. This increase was due to an increase in demand primarily as a result of the economic recovery of the international manufacturing sector.

The following table sets forth additional detail regarding NTIC’s net sales by product category for the three months ended November 30, 2010 and November 30, 2009:

	Three Months Ended November 30, 2010	Three Months Ended November 30, 2009	$ Change	% Change
ZERUST® net sales	$3,875,428	$2,627,555	$1,247,873	47.5%
Natur-Tec® net sales	223,013	83,846	139,166	166.0%
Total North American net sales	$4,098,441	$2,711,402	$1,387,040	51.2%

During the three months ended November 30, 2010, 94.6% of NTIC’s consolidated net sales were derived from sales of ZERUST® products and services, which increased 47.5% to $3,875,428 during the three months ended November 30, 2010 compared to $2,627,555 during the three months ended November 30, 2009 due to increased demand primarily as a result of the economic recovery of the domestic manufacturing sector, the addition of new customers and the consolidation of Zerust Brazil. NTIC has focused its sales efforts of ZERUST® products and services by strategically targeting customers with specific corrosion issues in new market areas, including the oil and gas industry and other industrial sectors that offer sizable growth opportunities. NTIC’s consolidated net sales during the three months ended November 30, 2010 included $517,140 of sales made by Zerust Brazil, and of those sales, $26,822 in sales were made to the oil and gas industry sector in Brazil.  Overall demand for ZERUST® products and services depends heavily on the overall health of the markets in which it sells its products, including in particular the automotive market.

During the three months ended November 30, 2010, $223,013, or 5.4% of NTIC’s consolidated net sales were derived from sales of Natur-Tec® products compared to 3.1% during the three months ended November 30, 2009.  Net sales of Natur-Tec® products increased 166.0% during the three months ended November 30, 2010 compared to the three months ended November 30, 2009. This increase was primarily due to the addition of new Natur-Tec® distributors on the West Coast of the United States. NTIC is continuing to strengthen and expand its West Coast distribution network in California, while expanding its industrial distribution reach to geographical “green” hotspots such as Oregon, Washington, Minnesota and New England.  Additionally, NTIC is targeting key national and regional retailers utilizing independent sales agents.  Demand for the Natur-Tec® products depends primarily on the market acceptance and the extent of NTIC’s distribution network.

Cost of Goods Sold.  Cost of goods sold increased 53.1% for the three months ended November 30, 2010, compared to the three months ended November 30, 2009 primarily as a result of increased net sales as described above.  Cost of goods sold as a percentage of net sales increased slightly to 65.7% for the three months ended November 30, 2010 compared to 64.8% for the three months ended November 30, 2009 primarily as a result of slightly reduced margins resulting from a slight increase in raw material prices.

Equity in Income of Joint Ventures. NTIC had equity in income of joint ventures of $1,695,131 during the three months ended November 30, 2010 compared to equity in income of joint ventures of $705,899 during the three months ended November 30, 2009. The increase in equity in income was due to increased profitability of NTIC’s joint ventures primarily resulting from increased sales. Of the total equity in income of joint ventures, NTIC had equity in income of joint ventures of $938,227 attributable to its joint venture in Germany during the three months ended November 30, 2010 compared to $364,385 attributable to its joint venture in Germany during the three months ended November 30, 2009.  Of the total equity in income of joint ventures, NTIC had equity in income of joint ventures of $320,607 attributable to its ASEAN joint venture holding company during the three months ended November 30, 2010 compared to $245,214 attributable to its ASEAN joint venture holding company during the three months ended November 30, 2009.  NTIC had equity in income of all other joint ventures of $436,297 during the three months ended November 30, 2010 compared to $96,300 during the three months ended November 30, 2009.

Fees for Services Provided to Joint Ventures.  NTIC recognized fee income for services provided to joint ventures of $1,415,780 during the three months ended November 30, 2010 compared to $1,151,930 during the three months ended November 30, 2009, representing an increase of 26.0%.  The increase in fees for services provided to joint ventures was due primarily to the increase in net sales of NTIC’s joint ventures to $27,101,587 in the three months ended November 30, 2010, compared to $19,480,538 in the three months ended November 30, 2009, representing an increase of 39.1%.  Sales of NTIC’s joint ventures are not included in NTIC’s product sales and are not combined with NTIC’s sales in NTIC’s consolidated financial statements or in any description of NTIC’s sales.

Of the total fee income for services provided to its joint ventures, fees of $257,276 were attributable to NTIC’s joint venture in Germany during the three months ended November 30, 2010 compared to $269,500 attributable to its joint venture in Germany during the three months ended November 30, 2009.  This slight decrease was the result of foreign currency exchange rate fluctuations.   NTIC does not receive fees attributable to its ASEAN joint venture holding company. NTIC receives dividend payments based on fees paid from the joint ventures that comprise the ASEAN investments.

NTIC sponsors a worldwide joint venture conference approximately every three to four years in which all of NTIC’s joint ventures and subsidiaries are invited to participate.  NTIC defers a portion of its fees for services provided to joint ventures in each accounting period leading up to the next conference, reflecting that NTIC has not fully earned the payments received during that period. The next joint venture conference is scheduled to be held in the summer of 2012.  There was no additional deferred income recorded within other accrued liabilities during the three months ended November 30, 2010 related to this future conference since $288,000 had been accrued over the past three fiscal years, which represents the amount that NTIC expects to spend every three years to hold the conference.  This amount is based on the historical experience of NTIC, current conditions and the intentions of NTIC’s management.  NTIC does not anticipate deferring any additional fees for services provided to joint ventures until after the next conference.  The costs associated with these joint venture conferences are offset against the deferral as incurred, generally in the period in which the conference is held and immediately before.

Selling Expenses.  NTIC’s selling expenses increased 67.4% for the three months ended November 30, 2010 compared to the same period in fiscal 2009 due to increases in (i) compensation and employee benefits of $130,000; (ii) lab testing related expenses of $10,000; (iii) commissions and retainer expenses of $54,000; (iv) travel and related expenses of $32,000; (v) consulting expenses of $14,000 and (vi) selling expenses incurred at Zerust Brazil of $105,000. Selling expenses as a percentage of net sales increased to 24.4% during the three months ended November 30, 2010, from 22.0% during the three months ended November 30, 2009, due to the increase in selling expenses, partially offset by the increase in net sales.

General and Administrative Expenses.  NTIC’s general and administrative expenses increased 20.0% for the three months ended November 30, 2010 compared to the same period in fiscal 2009 due to increases in (i) auditing and tax expense of $36,000; (ii) compensation and related benefits of $62,000 and (iii) general and administrative expenses incurred at Zerust Brazil of $100,000, partially offset by decreases in consulting expenses of $18,000.  As a percentage of net sales, general and administrative expenses decreased to 27.0% for the three months ended November 30, 2010, from 33.9% for the three months ended November 30 2009, primarily as a result of fixed general and administrative expenses spread over increased net sales.

Expenses Incurred in Support of Joint Ventures.  Expenses incurred in support of NTIC’s joint ventures were $228,721 during the three months ended November 30, 2010 compared to $244,910 during the three months ended November 30, 2009, representing a decrease of 6.6%.  The decrease was due to decreases in legal expenses of $10,000.

Research and Development Expense.  NTIC’s research and development expenses increased 95.1% for the three months ended November 30, 2010 compared to the same period in fiscal 2009 due to increases in (i) salary and benefits of $130,000; (ii) lab testing related expenses of $220,000; (iii) consulting expenses of $45,000 and (iv) travel expenses of $30,000.

Interest Income.  NTIC’s interest income increased to $3,933 during the three months ended November 30, 2010 compared to $1,496 during the three months ended November 30, 2009 primarily due to increased cash balances earning interest during the most recent period.

Interest Expense.  NTIC’s interest expense decreased to $23,234 during the three months ended November 30, 2010 compared to $25,987 during the three months ended November 30, 2009 primarily due to lower average outstanding debt levels during the most recent period.

Income Before Income Tax Expense.  Income before income tax expense increased to $1,016,874 for the three months ended November 30, 2010 compared to $420,705 for the three months ended November 30, 2009.

Income Tax Expense (Benefit).  Income tax expense was $122,000 during the three months ended November 30, 2010 compared to income tax benefit of $(15,000) during the three months ended November 30, 2009.  Income tax expense was calculated based on management’s estimate of NTIC’s annual effective income tax rate.  NTIC’s annual effective income tax rate during the three months ended November 30, 2010 and 2009 was lower than the statutory rate primarily due to NTIC’s equity in income of joint ventures being recognized based on after-tax earnings of these entities.  To the extent undistributed earnings of NTIC’s joint ventures are distributed to NTIC, it is not expected to result in any material additional income tax liability after the application of foreign tax credits. NTIC determined based on all available evidence, including historical data and projections of future results, that it is more likely than not that all of its deferred tax assets, except for its foreign tax credit carryforward and Minnesota state research and development credit carryforwards, will be fully realized and that NTIC’s deferred tax asset related to foreign tax credit carryforwards will not be realized due to insufficient federal taxable income within the carryforward period and the fact that for ordering purposes the foreign tax credit carryforwards are not allowed to be used until after any current year foreign tax credits are utilized.

Liquidity and Capital Resources

Sources of Cash and Working Capital.  As of November 30, 2010, NTIC’s working capital was $8,248,855, including $1,302,444 in cash and cash equivalents, compared to working capital of $5,918,923, including $1,776,162 in cash and cash equivalents, as of August 31, 2010.

As of November 30, 2010, NTIC had a $2,300,000 demand line of credit with PNC Bank, National Association (“PNC Bank”) with no amounts outstanding as of November 30, 2010.  Advances made under the demand line of credit were made at the sole discretion of PNC Bank and were due and payable on demand. Outstanding amounts under the demand line of credit bore interest at an annual rate based on LIBOR plus 2.25%. As of November 30, 2010, the interest rate was 2.59%.

In September 2006, NTIC purchased the real estate and 40,000 square feet building in which NTIC’s corporate headquarters is located pursuant to a like-kind exchange transaction within the meaning of Section 1031 of the Internal Revenue Code of 1986, as amended, for a purchase price of $1,475,000.  To finance the transaction, NTIC obtained a secured term loan in the principal amount of $1,275,000.  The term loan was to mature on May 1, 2011, bore interest at a fixed rate of 8.01% and was payable in 59 monthly installments equal to approximately $10,776 (inclusive of principal and interest) commencing June 1, 2006.

On January 10, 2011, NTIC refinanced its $1,275,000 original principal amount term loan and increased its line of credit with PNC Bank to $3,000,000.  The amended term loan is evidenced by an amended and restated term note (the “Term Note”) issued by Northern Technologies Holding Company, LLC, a wholly owned subsidiary of NTIC (“NTI LLC”), to PNC Bank in the principal amount of approximately $1,141,788.  The term loan matures on January 10, 2016, bears interest at an annual rate based on the daily LIBOR rate plus 2.15% and is payable in 59 consecutive monthly installments equal to approximately $6,343 (inclusive of principal but exclusive of interest) commencing in February 2011.  All of the remaining unpaid principal and accrued interest under the Term Note is due and payable on the January 10, 2016 maturity date.  The term loan is secured by a first lien on the real estate and building owned by NTI LLC and all of the assets of NTIC pursuant to a security agreement between NTIC and PNC Bank and is guaranteed by NTIC pursuant to an amended and restated guaranty agreement by NTIC in favor of PNC Bank.

The increased line of credit is evidenced by an amended and restated committed line of credit note in the principal amount of up to $3,000,000 (the “Line of Credit Note”).  The line of credit has a $1,200,000 standby letter of credit subfacility, with any standby letters of credit issued thereunder being at the sole discretion of PNC Bank.  Any standby letters of credit issued under the subfacility are subject to customary fees and charges payable by NTIC.  Advances made under the line of credit are due and payable on January 10, 2012. At the option of NTIC, outstanding advances under the line of credit bear interest at either (a) an annual rate based on LIBOR plus 2.15% for the applicable LIBOR interest period selected by NTIC or (b) at the rate publicly announced by PNC Bank from time to time as its prime rate.  Interest is payable in arrears (a) for the portion of advances bearing interest under the prime rate on the last day of each month during the term thereof and (b) for the portion of advances bearing interest under the LIBOR option on the last day of the respective LIBOR interest period selected for such advance. Any unpaid interest is payable on the maturity date.

Both the term loan and the line of credit are governed under two separate loan agreements (collectively, the “Loan Agreements”).  The Loan Agreements contain standard covenants, including affirmative financial covenants, such as the maintenance of a minimum fixed charge coverage ratio, and negative covenants, which, among other things, limit the incurrence of additional indebtedness, loans and equity investments, disposition of assets, mergers and consolidations and other matters customarily restricted in such agreements. Under the Loan Agreements, NTIC is subject to a minimum fixed charge coverage ratio of 1.10:1.00.

Under the fixed charge coverage ratio financial covenant, NTIC shall not, as of the last calendar day of any fiscal quarter, on a rolling four quarters basis, suffer or permit the ratio of its adjusted EBITDA (defined as the aggregate of (a) its net income for that period, plus (b) its interest expense for that period, plus (c) its federal, state, and local income taxes, if any, for that period, plus (d) its depreciation and amortization charges for that period, plus (e) other non-recurring non-cash expenses reducing net income, minus (f) non-recurring non-cash items increasing net income, plus (g) increases to paid-in capital on stockholders’ equity, minus (h) decreases to paid-in capital on stockholder’s equity) to the aggregate (without duplication) of (i) its interest expense for that period, plus (ii) capital expenditures paid for from NTIC’s funds other than funds borrowed as term debt to finance such capital expenditures during that period, plus (iii) all dividends and distributions paid during that period, plus (iv) taxes paid in cash plus, plus (v) payments made under all capital leases, plus (vi) an amount equal to the aggregate of all scheduled payments of principal on all indebtedness for borrowed money having an original term of more than one year, as shown on NTIC’s financial statements as current liabilities as of one year prior to the date of determination to be less than 1.10:1.00.  The fixed charge coverage ratio is to be computed and determined on a consolidated basis for NTIC and its subsidiaries in accordance with generally accepted accounting principles applied on a consistent basis (subject to normal year-end adjustments). The Loan Agreements also contain customary events of default, including, without limitation, payment defaults, material inaccuracy of representations and warranties, covenant defaults, bankruptcy and involuntary proceedings, and monetary judgment defaults.

NTIC believes that a combination of its existing cash and cash equivalents, forecasted cash flows from future operations, anticipated distributions of earnings, anticipated fees to NTIC for services provided to its joint ventures, and funds available through existing or anticipated financing arrangements, will be adequate to fund its existing operations, investments in new or existing joint ventures, capital expenditures, debt repayments and any stock repurchases for at least the next 12 months.  During fiscal 2011, NTIC expects to continue to invest in research and development and in marketing efforts and resources into its new businesses, product lines and markets, including in particular the application of its corrosion prevention technology into the oil and gas industry.  In order to take advantage of such new product and market opportunities to expand its business and increase its revenues, NTIC may decide to finance such opportunities by borrowing under its demand line of credit or raising additional financing through the issuance of debt or equity securities.  There is no assurance that any financing transaction will be available on terms acceptable to NTIC or at all, or that any financing transaction will not be dilutive to NTIC’s current stockholders.

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

Uses of Cash and Cash Flows.  Net cash used in operating activities during the three months ended November 30, 2010 was $1,992,801 which resulted principally from NTIC’s equity in income from joint ventures and increases in trade receivables, inventories and prepaid expenses and decreases in accounts payables and accrued liabilities, partially offset by NTIC’s net income and decrease in trade receivables.  Net cash provided by operating activities during the three months ended November 30, 2009 was $128,563, which resulted principally from net income, a decrease in receivables from fees for services provided to joint ventures and increases in accounts payable and accrued liabilities, partially offset by equity in income from joint ventures and increases in trade receivables and prepaid expenses.

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

NTIC experienced an increase in inventory as of November 30, 2010 compared to August 31, 2009 due to the increase in net sales during the most recent period and requests from customers to stock more products to shorten lead times and meet customer demand.  Trade receivables excluding joint ventures as of November 30, 2010 decreased $363,755 compared to August 31, 2010, primarily related to an increase in collection efforts. Outstanding trade receivables excluding joint ventures balances as of November 30, 2010 increased 7 days to an average of 47 days from balances outstanding from these customers as of August 31, 2010.  Outstanding trade receivables from joint ventures as of November 30, 2010 increased $277,933 compared to August 31, 2010, primarily due to the corresponding increase in net sales, which also resulted in an decrease of outstanding balances from trade receivables from joint ventures as of November 30, 2010 of 30 days to an average of 208 days from balances outstanding from these customers as of August 31, 2010.  The significant average days outstanding of trade receivables from joint ventures as of November 30, 2010 were primarily due to the current receivable balance at NTIC’s joint venture in India.  NTIC has made separate arrangements for payments on product that NTIC’s joint venture in India has purchased from NTIC until the product is sold. Outstanding fees for services provided to joint ventures as of November 30, 2010 increased $404,938 as compared to August 31, 2010, primarily resulting from increased joint venture sales.  These higher fees for the three months ended November 30, 2010 compared to the three months ended November 30, 2009 resulted in an increase of 11 days of fees receivable outstanding as of November 30, 2010 to an average of 107 days as compared to August 31, 2010.

Net cash provided by investing activities for the three months ended November 30, 2010 was $1,244,875 which was comprised of dividends received from joint ventures partially offset by investments in joint ventures, patents and additions to property and equipment.  Net cash used in investing activities for the three months ended November 30, 2009 was $61,497 which due to investments in patents and additions to property and equipment, partially offset by dividends received from joint ventures.

Net cash provided by financing activities for the three months ended November 30, 2010 was $269,867, which resulted from proceeds from option exercises and common stock issued as management bonus, partially offset by principal payments on the bank loan for NTIC’s corporate headquarters buildings.  Net cash provided by financing activities for the three months ended November 30, 2009 was $2,136,047, which resulted primarily from the issuance of common stock and, to a lesser extent, proceeds from option exercises, partially offset by repayments to the demand line of credit and principal payments on the bank loan for NTIC’s corporate headquarters buildings.

Capital Expenditures and Commitments.  NTIC had no material lease or other material capital commitments as of November 30, 2010, except a lease agreement entered into by NTI Facilities, Inc., a subsidiary of NTIC, for approximately 16,994 square feet of office, manufacturing, laboratory and warehouse space in Beachwood, Ohio, requiring monthly payments of $17,500, which are adjusted annually according to the annual consumer price index, through November 2014.  In November 2010, NTI Facilities, Inc. entered into a limited liability company membership interests purchase agreement pursuant to which NTI Facilities, Inc., subject to certain terms and conditions, agreed to sell its membership interest in Omni-Northern Ltd. for $100,000.  It is anticipated that the closing of this transaction will take place by the end of January 2011 and will result in approximately a $90,000 gain on sale, which would positively affect NTIC’s second quarter of fiscal 2011 earnings.

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

In fiscal 1999, a subsidiary of NTIC, NTI Facilities, Inc., acquired a one-third ownership of Omni-Northern Ltd., which owns and operates a rental property located at 23205 Mercantile Road, Beachwood, Ohio.  The property has an approximate value of $2,205,000, based upon the cash-to-mortgage acquisition price of the property paid in fiscal 2000.  NTIC has guaranteed up to $329,082 of Omni-Northern Ltd.’s $1,903,571 mortgage obligation with National City Bank, Cleveland, Ohio.  The building is fully leased at present.  In November 2010, NTI Facilities, Inc. entered into a limited liability company membership interests purchase agreement pursuant to which NTI Facilities, Inc., subject to certain terms and conditions, agreed to sell its membership interest in Omni-Northern Ltd. for $100,000.  It is anticipated that the closing of this transaction will take place by the end of January 2011 and will result in approximately a $90,000 gain on sale, which would positively affect NTIC’s second quarter of fiscal 2011 earnings.

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

NTIC’s demand line of credit bears interest at a rate based on LIBOR and thus may subject NTIC to some market risk on interest rates.  As of November 30, 2010, NTIC had no borrowings under its $2,300,000 line of credit.  As discussed earlier, NTIC recently increased its line of credit to $3,000,000.

Critical Accounting Policies and Estimates

There have been no material changes to NTIC’s critical accounting policies and estimates from the information provided in “Part II. Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies”, included in NTIC’s annual report on Form 10-K for the fiscal year ended August 31, 2010.

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

•                  NTIC’s reliance upon suppliers;

•                  The costs and effects of complying with laws and regulations and changes in tax, fiscal, government and other regulatory policies, including rules relating to environmental, health and safety matters;

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

•                  Fluctuations in NTIC’s effective tax rate; and

•                  NTIC’s reliance upon its management information systems.

For more information regarding these and other uncertainties and factors that could cause NTIC’s actual results to differ materially from what NTIC has anticipated in its forward-looking statements or otherwise could materially adversely affect its business, financial condition or operating results, see NTIC’s annual report on Form 10-K for the fiscal year ended August 31, 2010 under the heading “Part I. Item 1A. Risk Factors.”

All forward-looking statements included in this report are expressly qualified in their entirety by the foregoing cautionary statements.  NTIC wishes to caution readers not to place undue reliance on any forward-looking statement that speaks only as of the date made and to recognize that forward-looking statements are predictions of future results, which may not occur as anticipated. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the uncertainties and factors described above, as well as others that NTIC may consider immaterial or does not anticipate at this time.  Although NTIC believes that the expectations reflected in its forward-looking statements are reasonable, NTIC does not know whether its expectations will prove correct. NTIC’s expectations reflected in its forward-looking statements can be affected by inaccurate assumptions NTIC might make or by known or unknown uncertainties and factors, including those described above.  The risks and uncertainties described above are not exclusive and further information concerning NTIC and its business, including factors that potentially could materially affect its financial results or condition, may emerge from time to time.  NTIC assumes no obligation to update, amend or clarify forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.  NTIC advises you, however, to consult any further disclosures NTIC makes on related subjects in its annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K NTIC files with or furnishes to the Securities and Exchange Commission.

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

Changes in Internal Control over Financial Reporting

There was no change in NTIC’s internal control over financial reporting that occurred during the quarter ended November 30, 2010 that has materially affected, or is reasonably likely to materially affect NTIC’s internal control over financial reporting.

PART II                             OTHER INFORMATION

ITEM 1.                             LEGAL PROCEEDINGS

Not applicable.

ITEM 1A.                    RISK FACTORS

This Item 1A is inapplicable to NTIC as a smaller reporting company.

ITEM 2.                             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Equity Securities

During the three months ended November 30, 2010, NTIC did not issue any shares of its common stock or other equity securities of NTIC that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

During the three months ended November 30, 2010, NTIC did not purchase any shares of its common stock or other equity securities of NTIC.

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

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

Date: January 12, 2011	Matthew C. Wolsfeld, CPA
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