Form 10-Q
period 2011-02-28
NORTHERN TECHNOLOGIES INTERNATIONAL CORP
filed 2011-04-13
CIK 875582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
______________________________

FORM 10-Q

(Mark one)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2011

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________.

Commission File Number:  001-11038
____________________

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	41-0857886 (IRS Employer Identification No.)
4201 Woodland Rd Circle Pines, Minnesota 55014 (Address of principal executive offices) (Zip code)

(763) 225-6600
(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES [x]    NO  [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES   [ ]    NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer (Do not check if a smaller reporting company) [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES [ ]    NO [x]

As of April 13, 2011, there were 4,343,601 shares of common stock of the registrant outstanding.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
FORM 10-Q
February 28, 2011

_________________

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

As used in this report, references to “NTIC,” the “Company,” “we,” “our” or “us,” unless the context otherwise requires, refer to Northern Technologies International Corporation, its wholly owned subsidiaries – NTI Facilities, Inc., and Northern Technologies Holding Company, LLC, and its majority owned joint venture in Brazil, Zerust Prevenção de Corrosão S.A., all of which are consolidated on NTIC’s financial statements.

All trademarks, trade names or service marks referred to in this report are the property of their respective owners.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS AS OF FEBRUARY 28, 2011 (UNAUDITED)
AND AUGUST 31, 2010 (AUDITED)

	February 28, 2011	August 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,864,215	$1,776,162
Receivables:
Trade excluding joint ventures, less allowance for doubtful accounts
of $20,000 at February 28, 2011 and August 31, 2010	3,129,396	2,227,769
Trade joint ventures	1,311,758	1,216,081
Fees for services provided to joint ventures	1,681,106	1,300,814
Inventories	4,147,490	3,639,169
Prepaid expenses	437,218	143,980
Deferred income taxes	448,600	448,600
Total current assets	13,019,783	10,752,575

PROPERTY AND EQUIPMENT, net	3,358,382	3,452,530

OTHER ASSETS:
Investments in joint ventures	17,875,120	16,055,943
Deferred income taxes	1,505,300	1,505,300
Patents and trademarks, net	877,018	912,718
Other	—	18,234
Total other assets	20,257,438	18,492,195
Total assets	$36,635,603	$32,697,300

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of note payable	14,829	1,144,922
Accounts payable	1,601,095	1,721,237
Income tax payable	324,365	174,502
Accrued liabilities:
Payroll and related benefits	1,228,212	1,155,277
Deferred joint venture royalties	288,000	288,000
Other	295,645	349,714
Total current liabilities	3,752,146	4,833,652

NOTE PAYABLE, NET OF CURRENT PORTION (Note 7)	1,108,883	—

COMMITMENTS AND CONTINGENCIES (Note 14)

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value; authorized 10,000 shares; none issued and outstanding	—	—
Common stock, $0.02 par value per share; authorized 10,000,000
shares; issued and outstanding 4,328,935 and 4,259,321, respectively	86,872	85,186
Additional paid-in capital	9,992,998	9,140,936
Retained earnings	19,760,538	17,911,718
Accumulated other comprehensive income	1,862,675	704,473
Total stockholders’ equity	31,703,083	27,842,313
Non-controlling interest	71,491	21,335
Total equity	31,774,574	27,863,648
Total liabilities and stockholders’ equity	$36,635,603	$32,697,300

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2011 AND 2010

	Three Months Ended		Six Months Ended
	February 28, 2011	February 28, 2010	February 28, 2011	February 28, 2010
NET SALES:
Net sales, excluding joint ventures	$4,093,107	$2,548,009	$7,539,410	$4,730,253
Net sales, to joint ventures	685,011	328,469	1,337,149	857,627
Total net sales	4,778,118	2,876,478	8,876,559	5,587,880

Cost of goods sold	3,006,232	1,840,647	5,696,937	3,598,143
Gross profit	1,771,886	1,035,831	3,179,622	1,989,737

JOINT VENTURE OPERATIONS:
Equity in income of joint ventures	1,129,659	691,687	2,824,790	1,397,586
Fees for services provided to joint ventures	1,402,149	1,149,338	2,853,929	2,301,268
Total joint venture operations	2,531,808	1,841,025	5,678,719	3,698,854

OPERATING EXPENSES:
Selling expenses	921,554	587,753	1,920,607	1,184,522
General and administrative expenses	1,069,636	839,235	2,173,803	1,759,264
Expenses incurred in support of joint ventures	249,275	229,474	477,996	474,384
Research and development expenses	907,170	954,042	2,100,626	1,565,698
Total operating expenses	3,147,635	2,610,504	6,673,032	4,983,868

OPERATING INCOME	1,156,059	266,352	2,185,309	704,723

INTEREST INCOME	676	3,247	4,609	4,743
INTEREST EXPENSE	(22,241)	(23,783)	(45,475)	(49,770)
OTHER INCOME	6,725	6,825	13,650	13,650

INCOME BEFORE INCOME TAX EXPENSE (BENEFIT)	1,141,219	252,641	2,158,093	673,346

INCOME TAX EXPENSE (BENEFIT)	140,000	(94,000)	262,000	(109,000)

NET INCOME	1,001,219	346,641	1,896,093	782,346

NET INCOME ATTRIBUTABLE TO NON CONTROLLING INTEREST	52,180	—	47,273	—

NET INCOME ATTRIBUTABLE TO NTIC	$949,039	$346,641	$1,848,820	$782,346

NET INCOME ATTRIBUTABLE TO NTIC PER COMMON SHARE:
Basic	$0.22	$0.08	$0.43	$0.19
Diluted	$0.22	$0.08	$0.42	$0.19

WEIGHTED AVERAGE COMMON SHARES
ASSUMED OUTSTANDING:
Basic	4,340,934	4,240,679	4,281,399	4,194,887
Diluted	4,419,921	4,286,372	4,351,177	4,225,907

See notes to consolidated financial statements

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED FEBRUARY 28, 2011 AND 2010

	Six Months Ended
	February 28, 2011	February 28, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,896,093	$782,346
Adjustments to reconcile net income to net cash used in operating activities:
Expensing of fair value of stock options vested	109,880	94,210
Depreciation expense	168,810	189,072
Amortization expense	78,724	77,144
Equity in income from joint ventures	(2,824,790)	(1,397,586)
Gain on sale of property and equipment	(52,425)
Changes in current assets and liabilities:
Receivables:
Trade, excluding joint ventures	(901,627)	(479,378)
Trade, joint ventures	(95,677)	(555,298)
Fees for services receivables, joint ventures	(380,292)	114,464
Income taxes	—	(96,897)
Inventories	(508,321)	(479,384)
Prepaid expenses and other	(275,004)	(71,114)
Accounts payable	(120,142)	561,391
Income tax payable	149,863	—
Accrued liabilities	338,515	(25,257)
Net cash used in operating activities	(2,416,393)	(1,286,287)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint ventures	(38,217)	—
Dividends received from joint ventures	2,195,506	269,801
Additions to property and equipment	(122,237)	(134,175)
Proceeds from sale of property and equipment	100,000	—
Additions to patents	(43,024)	(137,604)
Net cash provided by (used in) investing activities	2,092,028	(1,978)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable	(21,210)	(17,166)
Net repayments made on line of credit	—	(1,077,000)
Proceeds from the issuance of common stock	—	3,552,000
Proceeds from employee stock purchase plan	17,745	16,710
Proceeds from exercise of stock options	406,474	9,225
Net cash provided by financing activities	403,009	2,483,769

EFFECT OF EXCHANGE RATE CHANGES ON CASH:	9,409	—

NET INCREASE IN CASH AND CASH EQUIVALENTS	88,053	1,195,504
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,776,162	138,885

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,864,215	$1,334,389

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.           INTERIM FINANCIAL INFORMATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all necessary adjustments, which are of a normal recurring nature, and present fairly the consolidated financial position of Northern Technologies International Corporation and its subsidiaries (the “Company”) as of February 28, 2011 and the results of their operations for the three and six months ended February 28, 2011 and February 28, 2010 and their cash flows for the six months ended February 28, 2011 and February 28, 2010, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Certain amounts reported in the consolidated financial statements for the previous reporting periods have been reclassified to conform to the current period presentation.  These reclassifications did not have a material impact on the Company’s previously reported consolidated balance sheets or statements of cash flows. The Company has reclassified various line items in the consolidated statements of operations to better provide the results of its joint ventures, as well as its North American operations.  These reclassifications changed the Company’s operating income, but did not impact its net income or net income per common share.

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

Operating results for the three and six months ended February 28, 2011 are not necessarily indicative of the results that may be expected for the full fiscal year ending August 31, 2011.

The Company evaluates events occurring after the date of the consolidated financial statements requiring recording or disclosure in the financial statements.

2.           CONSOLIDATION OF ZERUST BRAZIL

Beginning in the fourth quarter of fiscal 2010, the Company consolidated the results of Zerust Prevenção de Corrosão S.A., the Company’s subsidiary in Brazil (“Zerust Brazil”).  The Company holds 85% of the equity and 85% of the voting rights of Zerust Brazil.  Prior to the fourth quarter of fiscal 2010 and as of February 28, 2010, the Company accounted for its Zerust Brazil investment under the equity method.  The Company owned only 50%, which it considered to be less than a majority, of the equity and voting rights of Zerust Brazil prior to September 2006.  The Company acquired an additional 35% ownership interest in Zerust Brazil in September 2006 and held 85% of the equity and voting rights thereafter.  Prior to the fourth quarter of fiscal 2010, the Company held the additional 35% ownership interest in Zerust Brazil with the intent of finding an acquiring party, believing its majority control of Zerust Brazil would be temporary and determined not to consolidate Zerust Brazil because the impact on the Company’s consolidated financial statements was immaterial.  During the fourth quarter of fiscal 2010, the Company stopped pursuing a buyer of the 35% ownership interest and decided to consolidate the financial results of Zerust Brazil as of and for the fiscal year ended August 31, 2010.  The Company believes that the impact of not consolidating Zerust Brazil on the Company’s consolidated financial statements for periods prior to the fourth quarter of fiscal 2010 was immaterial to the Company’s consolidated financial statements.

The following is a summary of certain line items of the Company’s consolidated statements of operations for the three months ended February 28, 2010 as reported and on a pro forma basis, assuming the consolidation of Zerust Brazil on the Company’s consolidated financial statements as of the beginning of such period:

		Zerust	Eliminated in
	As Reported	Brazil	Consolidation	Pro Forma
Net sales	$2,876,478	$459,886	$(16,049)	$3,320,315
Cost of goods sold	1,840,647	333,278	(16,049)	2,157,876
Gross profit	1,035,831	126,608	—	1,162,439
Joint venture operations	1,841,025	—	46,357	1,887,382
Operating expenses	2,610,504	177,066	—	2,787,570
Operating income	266,352	(50,458)	46,357	262,251
Income before income tax expense	252,641	(54,537)	46,357	244,461
Net income	346,641	(54,537)	46,357	338,461
Net income attributable to non-controlling interest	—	(8,180)	—	(8,180)
Net income attributable to controlling interest	346,641	(46,357)	46,357	346,641
Net income per common diluted share	$0.08	$(0.01)	$0.01	$0.08

The following is a summary of certain line items of the Company’s consolidated statements of operations for the six months ended February 28, 2010 as reported and on a pro forma basis, assuming the consolidation of Zerust Brazil on the Company’s consolidated financial statements as of the beginning of such period:

		Zerust	Eliminated in
	As Reported	Brazil	Consolidation	Pro Forma
Net sales	$5,587,880	$961,332	$(31,872)	$6,517,340
Cost of goods sold	3,598,143	526,989	(31,872)	4,093,260
Gross profit	1,989,737	434,343	—	2,424,080
Joint venture operations	3,698,854	—	43,097	3,741,951
Operating expenses	4,983,868	486,052	—	5,469,920
Operating income	704,723	(51,709)	43,097	696,111
Income before income tax expense	673,346	(50,702)	43,097	665,741
Net income	782,346	(50,702)	43,097	774,741
Net income attributable to non-controlling interest	—	(7,605)	—	(7,605)
Net income attributable to controlling interest	782,346	(43,097)	43,097	782,346
Net income per common diluted share	$0.19	$(0.01)	$0.01	$0.19

3.           INVENTORIES

Inventories consisted of the following:

	February 28, 2011	August 31, 2010
Production materials	$1,201,247	$1,184,988
Finished goods	2,946,243	2,449,181
	$4,147,490	$3,639,169

4.           PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	February 28, 2011	August 31, 2010
Land	$310,365	$310,365
Buildings and improvements	3,110,866	3,099,186
Machinery and equipment	1,768,250	1,717,625
	5,189,481	5,127,176
Less accumulated depreciation	(1,831,099)	(1,674,646)
	$3,358,382	$3,452,530

5.           PATENTS AND TRADEMARKS, NET

Patents and trademarks, net consisted of the following:

	February 28, 2011	August 31, 2010
Patents and trademarks	$955,742	$1,610,674
Less accumulated amortization	(78,724)	(697,956)
	$877,018	$912,718

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

Financial information from the audited and unaudited financial statements of the Company’s joint venture in Germany, Excor Korrosionsschutz – Technologien und Produkte GmbH (“Germany”), the Company’s joint venture holding company in the Association of Southeast Asian Nations, or ASEAN, region, NTI ASEAN, LLC (“ASEAN”), and all of the Company’s other joint ventures, are summarized as follows:

	February 28, 2011
	TOTAL	Germany	ASEAN	All Other
Current assets	$59,203,519	$18,452,213	$14,305,378	$26,445,928
Total assets	65,646,040	21,153,609	14,596,637	29,895,794
Current liabilities	21,849,487	3,473,614	5,477,020	12,898,853
Noncurrent liabilities	4,106,460	—	901,663	3,204,797
Joint ventures’ equity	39,690,093	17,679,995	8,217,954	13,792,144
Northern Technologies International Corporation’s share of joint ventures’ equity	$17,875,120	$8,840,000	$2,591,983	$6,443,137

	August 31, 2010
	TOTAL	Germany	ASEAN	All Other
Current assets	$50,031,107	$16,567,240	$12,637,967	$20,825,900
Total assets	55,918,090	18,967,090	12,901,522	24,049,478
Current liabilities	16,478,695	3,089,590	4,721,652	8,667,454
Noncurrent liabilities	4,454,280	—	868,902	3,585,378
Joint ventures’ equity	34,985,115	15,877,500	7,310,968	11,796,646
Northern Technologies International Corporation’s share of joint ventures’ equity	$16,055,943	$7,938,751	$2,467,412	$5,649,780

	Six Months Ended February 28, 2011
	TOTAL	Germany	ASEAN	All Other
Net sales	$53,405,322	$16,737,132	$8,690,315	$27,977,875
Gross profit	24,910,772	8,506,310	4,055,738	12,348,724
Net income	5,277,712	3,116,690	660,414	1,500,608
Northern Technologies International Corporation’s share of equity in income of joint ventures	$2,824,790	$1,547,773	$558,260	$718,757

	Six Months Ended February 28, 2010
	TOTAL	Germany	ASEAN	All Other
Net sales	$39,854,071	$11,516,993	$6,475,601	$21,861,477
Gross profit	19,676,756	6,360,230	3,461,176	9,855,350
Net income	2,924,795	1,492,961	824,736	637,098
Northern Technologies International Corporation’s share of equity in income of joint ventures	$1,397,586	$731,452	$419,324	$246,810

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

7.           NOTE PAYABLE AND LINE OF CREDIT

In connection with the purchase of its corporate headquarters, in September 2006, Northern Technologies Holding Company, LLC (“NTI LLC”) obtained a term loan from PNC Bank, National Association (“PNC Bank”) with a principal amount of $1,275,000 that was to mature on May 1, 2011.  On January 10, 2011, NTI LLC refinanced its term loan in the then principal amount of approximately $1,141,788.  The term loan matures on January 10, 2016, bears interest at an annual rate based on the daily LIBOR rate plus 2.15% and is payable in 59 consecutive monthly installments equal to approximately $6,343 (inclusive of principal but exclusive of interest) commencing in February 2011.  The term loan is secured by a first lien on the real estate and building owned by NTI LLC and all of the assets of the Company and is guaranteed by the Company.

As of February 28, 2011, the Company had a revolving line of credit with PNC Bank of $3,000,000 with no amounts outstanding as of such date.  As of August 31, 2010, the Company had a demand line of credit of $2,300,000 with PNC Bank with no amounts outstanding as of such date.  Any advances made under the revolving line of credit are due and payable on January 10, 2012.  At the option of the Company, outstanding advances under the line of credit bear interest at either (a) an annual rate based on LIBOR plus 2.15% for the applicable LIBOR interest period selected by the Company or (b) at the rate publicly announced by PNC Bank from time to time as its prime rate. Interest is payable in arrears (a) for the portion of advances bearing interest under the prime rate on the last day of each month during the term thereof and (b) for the portion of advances bearing interest under the LIBOR option on the last day of the respective LIBOR interest period selected for such advance.  Any unpaid interest is payable on the maturity date. Outstanding amounts under the prior demand line of credit bore interest at an annual rate based on LIBOR plus 2.25%.  As of February 28, 2011, the interest rate was 2.35% and the weighted average rate was 2.39% for the six months ended February 28, 2011.  As of February 28, 2010, the interest rate was 3.08% and the weighted average rate was 3.36% for the six months ended February 28, 2010.

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

8.           STOCKHOLDERS’ EQUITY

During the six months ended February 28, 2011, the Company did not purchase or retire any shares of its common stock.  The following stock options to purchase shares of common stock were exercised during the six months ended February 28, 2011:

Options Exercised	Exercise Price
40,000	$5.38
2,000	7.65
666	7.75
2,000	8.01
4,000	8.57
1,334	9.75
4,000	9.76
5,333	12.84

The Company granted stock options under the Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan to purchase an aggregate of 30,000 shares of its common stock to various employees and directors during the six months ended February 28, 2011.

During the six months ended February 28, 2011, the Company granted stock bonuses under the Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan for an aggregate of 22,686 shares of its common stock to various employees.  The fair value of the shares of the Company’s common stock as of the date of grant of the stock bonuses was $319,649, based on the closing sale price of a share of the Company’s common stock on the date of grant. The fair value of common stock granted during the six months ended February 28, 2011 was based on fiscal 2010 performance and was included in accrued liabilities at August 31, 2010.

During the six months ended February 28, 2010, the Company did not purchase or retire any shares of its common stock.  The following stock options to purchase shares of common stock were exercised during the six months ended February 28, 2010:

Options Exercised	Exercise Price
1,500	$6.15

The Company granted stock options under the Northern Technologies International Corporation 2007 Stock Incentive Plan to purchase an aggregate of 122,000 shares of its common stock to various employees and directors during the six months ended February 28, 2010.

In September 2009, the Company completed a $3,552,000 registered direct offering in which it sold an aggregate of 480,000 shares of its common stock to institutional investors at a purchase price of $7.40 per share, resulting in net proceeds of $3,195,613, after deducting placement agent fees and expenses and the Company’s offering expenses.

9.           TOTAL COMPREHENSIVE INCOME

The Company’s total comprehensive (loss) income was as follows:

	Three Months Ended		Six Months Ended
	February 28, 2011	February 28, 2010	February 28, 2011	February 28, 2010
Net income	$1,001,219	$346,641	$1,896,093	$782,346
Other comprehensive income (loss) – foreign currency translation adjustment	753,338	(678,744)	1,158,202	(103,936)
Total comprehensive income (loss)	$1,754,557	$(332,103)	$3,054,295	$678,410

10.           NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding.  Diluted net income per share assumes the exercise of stock options using the treasury stock method, if dilutive.

No options to purchase shares of common stock were excluded from the computation of common share equivalents for both the three and six months ended February 28, 2011. Options to purchase 64,140 shares of common stock were excluded from the computation of common share equivalents for both the three and six months ended February 28, 2010, as stock option exercise prices were greater than the market price of a share of common stock.

11.           STOCK-BASED COMPENSATION

The Company has several stock-based compensation plans under which stock options and other stock-based awards have been granted, including the Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan (the “2007 Plan”), the Northern Technologies International Corporation 2000 Stock Incentive Plan (the “2000 Plan”) and the Northern Technologies International Corporation Employee Stock Purchase Plan (the “ESPP”).  The Compensation Committee of the Board of Directors and the Board of Directors administers all of these plans.

The 2007 Plan replaced the 2000 Plan, which was terminated with respect to future grants, but continues to govern grants outstanding under such plan.  The 2007 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, stock unit awards, performance awards and stock bonuses to eligible recipients to enable the Company and its subsidiaries to attract and retain qualified individuals through opportunities for equity participation in the Company, and to reward those individuals who contribute to the achievement of the Company’s economic objectives.  Subject to adjustment as provided in the 2007 Plan, up to a maximum of 800,000 shares of the Company’s common stock plus the number of shares subject to awards outstanding under the prior 2000 Plan as of January 20, 2011 but only to the extent that such outstanding awards are forfeited, expire or otherwise terminate without the issuance of such shares, are available for issuance under the 2007 Plan.  Options granted under the 2007 Plan generally have a term of five years and become exercisable over a three- or four-year period beginning on the one-year anniversary of the date of grant.  Options are granted at per share exercise prices equal to the market value of the Company’s common stock on the date of grant.  To date, only stock options and stock bonuses have been granted under the 2007 Plan.

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

The Company granted options to purchase 30,000 and 128,333 shares of its common stock during the six months ended February 28, 2011 and 2010, respectively.  The fair value of option grants is determined at date of grant, using the Black-Scholes option pricing model with the assumptions listed below.  Based on these valuations, the Company recognized compensation expense of $109,880 and $94,210 during the six months ended February 28, 2011 and 2010, respectively, related to the options that vested during such time period.  The stock-based expense recorded reduced after-tax net income per share by $0.02 for each of the six months ended February 28, 2011 and 2010.  As of February 28, 2011, the total compensation cost for non-vested options not yet recognized in the Company’s consolidated statements of operations was $237,875 net of estimated forfeitures.  Additional stock-based compensation expense of $80,457 is expected through the remainder of fiscal year 2011, and expense of $129,342 and $28,076 is expected to be recognized during fiscal 2012 and fiscal 2013, respectively.  Future option grants will impact the compensation expense recognized.

The Company currently estimates a ten percent forfeiture rate for stock options and continually reviews this estimate for future periods.

The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions and results for the grants:

	February 28,
	2011	2010
Dividend yield	0.00%	0.00%
Expected volatility	49.2%	48.3%
Expected life of option	5 years	5 years
Average risk-free interest rate	1.31%	2.34%

The weighted average per share fair value of options granted during the six months ended February 28, 2011 and 2010 was $3.60 and $2.99, respectively.  The weighted average remaining contractual life of the options outstanding as of February 28, 2011 and 2010 was 3.20 years and 3.01 years, respectively.

12.           GEOGRAPHIC AND SEGMENT INFORMATION

Net sales by geographic location as a percentage of total consolidated net sales for the three and six months ended February 28, 2011 and February 28, 2010 were as follows:

	Three Months Ended		Six Months Ended
	February 28, 2011	February 28, 2010	February 28, 2011	February 28, 2010
Inside the U.S.A. to unaffiliated customers	56.2%	79.6%	61.3%	77.4%
International sales to:
Corporate joint ventures in which the Company is a shareholder directly and indirectly	15.4%	18.0%	15.9%	18.7%
Unaffiliated customers	28.4%	2.4%	22.8%	3.9%
	100.0%	100.0%	100.0%	100.0%

Net sales by geographic location are based on the location of the customer.

Fees for services provided to joint ventures by geographic location as a percentage of total fees for services provided to joint ventures during the three and six months ended February 28, 2011 and 2010 were as follows:

	Three Months Ended February 28,
	2011	% of Total Fees for Services Provided to Joint Ventures	2010	% of Total Fees for Services Provided to Joint Ventures
Japan	$233,170	16.6%	$219,412	19.1%
Germany	264,476	18.9%	251,598	21.9%
India	161,158	11.5%	118,116	10.3%
France	159,107	11.3%	122,201	10.6%
Finland	122,565	8.7%	89,261	7.8%
Sweden	150,000	10.7%	91,531	8.0%
United Kingdom	76,702	5.5%	43,227	3.8%
Other	234,970	16.8%	213,991	18.6%
	$1,402,149	100.0%	$1,149,337	100.0%

	Six Months Ended February 28,
	2011	% of Total Fees for Services Provided to Joint Ventures	2010	% of Total Fees for Services Provided to Joint Ventures
Japan	$509,170	17.8%	$442,412	19.2%
Germany	521,753	18.3%	521,098	22.6%
India	361,869	12.7%	300,808	13.1%
France	323,590	11.3%	236,393	10.3%
Finland	266,776	9.3%	202,158	8.8%
Sweden	294,111	10.3%	186,073	8.1%
United Kingdom	159,344	5.6%	138,356	6.0%
Other	417,316	14.6%	273,969	11.9%
	$2,853,929	100.0%	$2,301,268	100.0%

The following table sets forth the Company’s net sales for the three and six months ended February 28, 2011 and 2010 by segment:

	Three Months Ended		Six Months Ended
	February 28, 2011	February 28, 2010	February 28, 2011	February 28, 2010
ZERUST® sales	$4,576,313	$2,785,452	$8,451,741	$5,413,009
Natur-Tec™ sales	201,805	91,026	424,818	174,871
Total net sales	$4,778,118	$2,876,478	$8,876,559	$5,587,880

The following table sets forth the Company’s cost of sales for the three and six months ended February 28, 2011 and 2010 by segment:

		Three Months Ended				Six Months Ended
	February 28, 2011	% of Product Sales*	February 28, 2010	% of Product Sales*	February 28, 2011	% of Product Sales*	February 28, 2010	% of Product Sales*
Direct cost of sales
ZERUST® cost of sales	$2,339,683	51.1%	$1,484,292	53.3%	$4,529,828	53.6%	$2,902,261	53.6%
Natur-Tec™ cost of sales	176,805	87.6%	59,929	65.8%	357,435	84.1%	118,947	68.0%
Indirect cost of sales	489,744	—	295,966	—	809,674	—	576,935	—
Total net cost of goods sold	$3,006,232		$1,840,647		$5,696,937		$3,598,143

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

The geographical distribution of long-lived assets is set forth as follows:

	February 28,
	2011	2010
United States	$3,299,406	$3,487,272
Brazil	58,976	—
Consolidated	$3,358,382	$3,487,272

Long-lived assets consist primarily of property and equipment. These assets are periodically reviewed to assure the net realizable value from the estimated future production based on forecasted sales exceeds the carrying value of the assets.

13.           RESEARCH AND DEVELOPMENT

During the year ended August 31, 2009, the Company was awarded multiple research and development contracts.  The Company accrues proceeds received under the grants and offsets research and development expenses incurred in equal installments over the timelines associated with completion of the grants specific objectives and milestones. At February 28, 2011 and August 31, 2010, the Company deferred amounts received of $0 and $130,196, respectively, in other accrued liabilities, as the Company had not yet performed under the obligations of the contracts.

The Company expenses all costs related to product research and development as incurred.  The Company incurred $2,100,626 and $1,565,698 of expense during the six months ended February 28, 2011 and 2010, respectively, in connection with its research and development activities.  These costs related to product research and development are the net amount after being reduced by reimbursements related to the awarding of the multiple research and development contracts of $212,992 and $286,479 for the six months ended February 28, 2011 and 2010, respectively.  The net fees are accounted for in the “Research and Development Expenses” section of the consolidated statements of operations.

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

There was $765,000 for management bonuses accrued for six months ended February 28, 2011 compared to a management bonus accrual of $266,311 for the six months ended February 28, 2010.

The Company operates a rental property located at 23205 Mercantile Road, Beachwood, Ohio for research and development purposes. Total rent expense for the six months ended February 28, 2011 and 2010 was $119,690 and $60,814 respectively. Remaining rentals payable under such leases are as follows: fiscal 2011 - $119,690; fiscal 2012 - $238,500; fiscal 2013 - $238,500; fiscal 2014 - $59,500 and thereafter - $0.

One customer accounted for 28.9% of the Company’s trade receivables, excluding joint ventures at August 31, 2010. One customer accounted for 10.6% of the Company’s trade receivables, excluding joint ventures at August 31, 2010. Three joint ventures accounted for 69.0% of the Company’s trade joint venture receivables at February 28, 2011. One joint venture accounted for 36.4% of the Company’s trade joint venture receivables at August 31, 2010.

From time to time, the Company is involved in various legal actions arising in the normal course of business.  Management is of the opinion that any judgment or settlement resulting from any currently pending or threatened actions would not have a material adverse effect on the Company’s financial position or consolidated results of operations.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

NTIC has developed proprietary corrosion inhibiting technologies for use in the mitigation of corrosion on capital assets used in the petroleum and chemical process industries and is initially targeting the sale of these new ZERUST® products to the oil and gas industry sector.  During fiscal 2009, NTIC announced the signing of a multi-year contract between NTIC’s Brazilian subsidiary (Zerust Prevenção de Corrosão S.A.) and Petroleo Brasileiro S.A. (Petrobras) to install and service proprietary corrosion protection technologies on the roofs of an initial set of aboveground oil storage tanks at the Petrobras REDUC refinery in Rio de Janeiro, Brazil.  Also during fiscal 2009, NTIC signed multiple joint research and development contracts with Petrobras’s research and development group at the Leopoldo Américo Miguez de Mello Research & Development Center (CENPES) pursuant to which the parties will undertake a 20-month Petrobras funded effort to explore, understand and resolve bottom plate corrosion issues in aboveground storage tanks.  A second 12-month Petrobras sponsored project has also started aimed at field trials of certain pipeline protection technologies.  All of these projects continued during fiscal 2010 and the first six months of fiscal 2011.  NTIC also is pursuing opportunities to market its ZERUST® corrosion prevention technology to other potential customers in the oil and gas industry across several countries through NTIC’s joint venture partners and other strategic partners.  During fiscal 2010, NTIC entered into agreements with Iromad VZ, LLC and GF Consulting Services LLC to provide sales and marketing services for NTIC’s oil and gas industry specific corrosion prevention technologies with a particular focus on the markets in the United States, Venezuela, Mexico and Spain.  NTIC believes the sale of its ZERUST® products to customers in the oil and gas industry will involve a long sales cycle, likely including a one- to two-year trial period with each customer and a slow integration process thereafter.

In addition to ZERUST® products and services, NTIC develops and markets a portfolio of bio-based and/or biodegradable (compostable) polymer resin compounds and finished products under the Natur-Tec® brand.  The

Natur-Tec® bioplastics portfolio includes flexible film, foam, rigid injection molded materials and engineered plastics. Natur-Tec® biodegradable and compostable finished products include shopping and grocery bags, lawn and leaf bags, can liners, pet waste collection bags, cutlery, packaging foam and coated paper products and are engineered to be fully biodegradable in a composting environment.  During fiscal 2010 and the first six months of fiscal 2011, NTIC focused on adding additional distributors and generating initial sales with these distributors.

NTIC’s Polymer Energy LLC joint venture develops and promotes a system that uses catalytic pyrolysis to convert waste plastic (primarily polyolefins) into hydrocarbons (primarily a mix of diesels, gasoline and heavy fractions) resulting in an economically viable and environmentally responsible alternative to current methods of recycling and disposal of waste plastic.  Each unit can process up to ten tons of waste plastic per day, and the modular design allows for easily scalable capacity.  The crude output is high-grade and can be further processed in a refinery or used as an input for co-generation of electricity.  During fiscal 2010 and the first six months of fiscal 2011, NTIC’s Polymer Energy LLC joint venture focused on making design improvements to the Polymer Energy™ equipment and generating initial interest from potential customers in India, Thailand and Indonesia.

NTIC’s Joint Venture Network

NTIC participates in 26 active joint venture arrangements in North America, South America, Europe, Asia and the Middle East.   Each of these joint ventures generally manufactures and markets finished products in the geographic territory to which it is assigned.  While currently most of NTIC’s joint ventures exclusively sell rust and corrosion inhibiting packaging and products to industrial customers, NTIC also has joint ventures that manufacture, market and sell corrosion prevention solutions for the oil and gas industry and Polymer Energy™ equipment that converts waste plastic into diesel, gasoline and heavy fractions.  NTIC historically has funded its joint venture investments with cash generated from operations.

NTIC’s receipt of funds from its joint ventures is dependent upon fees for services that NTIC provides to its joint ventures based primarily on the revenues of the joint ventures and NTIC’s receipt of dividend distributions from the joint ventures.  NTIC receives fees for services provided to its joint ventures based primarily on the net sales of the individual joint ventures.  The fees for services provided to joint ventures are determined based on either a flat fee or a percentage of sales depending on local laws and tax regulations.  With respect to its German joint venture, NTIC recognizes an agreed upon quarterly fee for such services.  With respect to its ASEAN joint venture holding company, NTIC does not receive a fee for such services, but rather receives a bi-annual dividend based on available cash.  NTIC recognizes equity income from its joint ventures based on the overall profitability of the entity.  The profits of NTIC’s joint ventures are shared by the respective joint venture owners in accordance with their respective ownership percentages.  NTIC typically owns only 50% or less of its joint venture entities and thus does not control the decisions of these entities regarding whether to pay dividends and, if paid, how much they should be in a given year.  The payment of a dividend by an entity is determined by a joint vote of the owners and is not at the sole discretion of NTIC.

NTIC does not consolidate the results of its joint ventures, other than commencing in the fourth quarter of 2010, Zerust Prevenção de Corrosão S.A., NTIC’s subsidiary in Brazil (“Zerust Brazil”).  NTIC holds 85% of the equity and 85% of the voting rights of Zerust Brazil.  Prior to fiscal 2010 NTIC accounted for its Zerust Brazil investment under the equity method.  NTIC owned only 50%, which it considered to be less than a majority, of the equity and voting rights of Zerust Brazil prior to September 2006.  NTIC acquired an additional 35% ownership interest in Zerust Brazil in September 2006 and held 85% of the equity and voting rights thereafter.  Prior to the fourth quarter of fiscal 2010, NTIC held the additional 35% ownership interest in Zerust Brazil with the intent of finding an acquiring party, believing its majority control of Zerust Brazil would be temporary and determined not to consolidate Zerust Brazil because the impact on NTIC’s consolidated financial statements was immaterial.  During the fourth quarter of fiscal 2010, NTIC stopped pursuing a buyer of the 35% ownership interest and decided to consolidate the financial results of Zerust Brazil as of and for the fiscal year ended August 31, 2010.  NTIC believes that the impact of not consolidating Zerust Brazil on NTIC’s consolidated financial statements for periods prior to the fourth quarter of fiscal 2010 was immaterial to NTIC’s consolidated financial statements.

The following is a summary of certain line items of the Company’s consolidated statements of operations for the three months ended February 28, 2010 as reported and on a pro forma basis, assuming the consolidation of Zerust Brazil on the Company’s consolidated financial statements as of the beginning of such period:

		Zerust	Eliminated in
	As Reported	Brazil	Consolidation	Pro Forma
Net sales	$2,876,478	$459,886	$(16,049)	$3,320,315
Cost of goods sold	1,840,647	333,278	(16,049)	2,157,876
Gross profit	1,035,831	126,608	—	1,162,439
Joint venture operations	1,841,025	—	46,357	1,887,382
Operating expenses	2,610,504	177,066	—	2,787,570
Operating income	266,352	(50,458)	46,357	262,251
Income before income tax expense	252,641	(54,537)	46,357	244,461
Net income	346,641	(54,537)	46,357	338,461
Net income attributable to non-controlling interest	—	(8,180)	—	(8,180)
Net income attributable to controlling interest	346,641	(46,357)	46,357	346,641
Net income per common diluted share	$0.08	$(0.01)	$0.01	$0.08

The following is a summary of certain line items of the Company’s consolidated statements of operations for the six months ended February 28, 2010 as reported and on a pro forma basis, assuming the consolidation of Zerust Brazil on the Company’s consolidated financial statements as of the beginning of such period:

		Zerust	Eliminated in
	As Reported	Brazil	Consolidation	Pro Forma
Net sales	$5,587,880	$961,332	$(31,872)	$6,517,340
Cost of goods sold	3,598,143	526,989	(31,872)	4,093,260
Gross profit	1,989,737	434,343	—	2,424,080
Joint venture operations	3,698,854	—	43,097	3,741,951
Operating expenses	4,983,868	486,052	—	5,469,920
Operating income	704,723	(51,709)	43,097	696,111
Income before income tax expense	673,346	(50,702)	43,097	665,741
Net income	782,346	(50,702)	43,097	774,741
Net income attributable to non-controlling interest	—	(7,605)	—	(7,605)
Net income attributable to controlling interest	782,346	(43,097)	43,097	782,346
Net income per common diluted share	$0.19	$(0.01)	$0.01	$0.19

NTIC has not consolidated the Polymer Energy LLC joint venture in NTIC’s consolidated financial statements for the six months ended February 28, 2011 or 2010 or any prior period since Polymer Energy LLC has had limited activity since its inception in 2003 and NTIC believes that the impact of not consolidating this entity on NTIC’s consolidated financial statement has been immaterial.  Prior to fiscal 2010, Polymer Energy LLC did not have any financial activity including assets, liabilities, capital contributions, revenues or expenses.  During fiscal 2010, the only financial activity of Polymer Energy LLC was the receipt of license fees which were distributed to its owners in proportion to their respective ownership percentages.  Since NTIC owns a 62.5% ownership interest in Polymer Energy LLC, NTIC received and recorded a portion of these fees for services provided to joint ventures in its fiscal 2010 consolidated financial statements.  No license fees were received by Polymer Energy LLC and no other financial activity took place during the six months ended February 28, 2011.  Accordingly, during the six months ended February 28, 2011, NTIC received and recorded no fees for services provided to joint ventures in its consolidated financial statements attributable to its ownership interest in Polymer Energy LLC.

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

NTIC’s consolidated net sales increased 66.1% and 58.9% during the three and six months ended February 28, 2011, respectively, compared to the three and six months ended February 28, 2010.  These increases were primarily a result of increased sales of ZERUST® rust and corrosion inhibiting packaging products and services and sales to NTIC’s joint ventures and the consolidation of Zerust Brazil on NTIC’s consolidated financial statements.  During the three and six months ended February 28, 2011, 95.8% and 95.2% of NTIC’s consolidated net sales, respectively, were derived from sales of ZERUST® products and services, which increased 64.3% and 56.1%  to $4,576,313 and 8,451,741 during the three and six months ended February 28, 2011, respectively, compared to $2,785,454 and $5,413,009 during the three and six months ended February 28, 2010, respectively, due to increased demand primarily as a result of the economic recovery of the domestic manufacturing sector, the addition of new customers and the consolidation of Zerust Brazil, partially offset by decreased pricing due to increased competition.  During the three and six months ended February 28, 2011, 4.2% and 4.8%, respectively, of NTIC’s consolidated net sales were derived from sales of Natur-Tec® products compared to 3.2% and 3.1% during the three and six months ended February 28, 2010, respectively.  Net sales of Natur-Tec® products increased 166.0% and 142.9% during the three and six months ended February 28, 2011, respectively, compared to the three and six months ended February 28, 2010.  These increases were primarily due to the addition of new Natur-Tec® distributors on the west coast of the United States.

Cost of goods sold as a percentage of net sales decreased slightly to 62.9% and 64.2% for the three and six months ended February 28, 2011, respectively, compared to 64.0% and 64.4% for the three and six months ended February 28, 2010, respectively, primarily as a result of increased net sales, partially offset by slightly reduced margins resulting from a slight increase in raw material prices.

NTIC’s equity in income of joint ventures increased 63.3% and 102.1% during the three and six months ended February 28, 2011, respectively.  Equity in income of joint ventures was $1,129,659 and $2,824,790 during the three and six months ended February 28, 2011, respectively, compared to $691,687 and $1,397,586 during the three and six months ended February 28, 2010, respectively.  NTIC recognized a 22.0% and 24.0% increase in fees for services provided to joint ventures during the three and six months ended February 28, 2011, respectively, compared to the three and six months ended February 28, 2010.  Both of these increases were primarily a result of a 34.0% increase in total net sales of NTIC’s joint ventures during the six months ended February 28, 2011 compared to the six months ended February 28, 2010.  This increase in total net sales of NTIC’s joint ventures was primarily a result of the economic recovery, to some extent, of the international manufacturing sector that the NTIC joint venture network serves.

NTIC’s total operating expenses increased 33.9% during the six months ended February 28, 2011 compared to the six months ended February 28, 2010 primarily as a result of the consolidation of the selling and general and administrative expenses of Zerust Brazil on NTIC’s consolidated financial statements of $450,828, the return of wages for all employees to pre-recession levels and fiscal 2011 raises, the hiring of 15 employees since November 30, 2009 and the increase in accrual of the management bonus of $499,000.

NTIC expenses all costs related to product research and development as incurred.  NTIC incurred $2,100,626 and $1,565,698 of expense during the six months ended February 28, 2011 and 2010, respectively, in connection with its research and development activities.  These costs related to product research and development are the net of reimbursement of multiple research and development contracts of $212,992 and $286,479 for the six months ended February 28, 2011 and 2010, respectively.  NTIC anticipates that it will spend between $3,500,000 and $4,000,000 in total during fiscal 2011 on research and development activities related to its core and new technologies.  These amounts represent net amounts after being reduced by reimbursements related to the awarding of multiple research and development contracts.

Net income attributable to NTIC increased 173.8%, to $949,039, or $0.22 per diluted common share, for the three months ended February 28, 2011 compared to $346,641, or $0.08 per diluted common share, for the three months ended February 28, 2010.  Net income attributable to NTIC increased 136.3%, to $1,848,820, or $0.42 per diluted common share, for the six months ended February 28, 2011 compared to $782,346, or $0.19 per diluted common share, for the six months ended February 28, 2010.  These increases were primarily the result of increased income from NTIC’s corporate joint ventures and holding companies and gross profit, partially offset by an increase in operating expenses.  We anticipate that our quarterly net income will remain subject to significant volatility primarily due to the financial performance of our joint ventures and sales of our ZERUST® products and services into the oil and gas industry and Natur-Tec® bioplastics products, which sales fluctuate more on a quarterly basis than our traditional ZERUST® business.

NTIC’s working capital was $9,267,637 at February 28, 2011, including $1,864,215 in cash and cash equivalents compared to $5,918,923 at August 31, 2010, including $1,776,162 in cash and cash equivalents.  On January 10, 2011, NTIC refinanced its $1,275,000 original principal amount term loan and increased its line of credit with PNC Bank, National Association (“PNC Bank”) to $3,000,000.

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

The following table sets forth NTIC’s results of operations for the three months ended February 28, 2011 and February 28, 2010.

	Three Months Ended February 28, 2011	% of Net Sales	Three Months Ended February 28, 2010	% of Net Sales	$ Change	% Change
Net sales, excluding joint ventures	$4,093,107	85.7%	$2,548,009	88.6%	$1,545,098	60.6%
Net sales, to joint ventures	685,011	14.3%	328,469	11.4%	356,542	108.5%
Cost of goods sold	3,006,232	62.9%	1,840,647	64.0%	1,165,585	63.3%
Equity in income of joint ventures	1,129,659	23.6%	691,687	24.1%	437,972	63.3%
Fees for services provided to joint ventures	1,402,149	29.4%	1,149,338	40.0%	252,811	22.0%
Selling expenses	921,554	19.3%	587,753	20.4%	333,801	56.8%
General and administrative expenses	1,069,636	22.4%	839,235	29.2%	230,401	27.5%
Expenses incurred in support of joint ventures	249,275	5.2%	229,474	8.0%	19,801	8.6%
Research and development expenses	$907,170	19.0%	$954,042	33.2%	$(46,872)	(4.9%)

The following table sets forth NTIC’s results of operations for the six months ended February 28, 2011 and February 28, 2010.

	Six Months Ended February 28, 2011	% of Net Sales	Six Months Ended February 28, 2010	% of Net Sales	$ Change	% Change
Net sales, excluding joint ventures	$7,539,410	84.9%	$4,730,253	84.7%	$2,809,157	59.4%
Net sales, to joint ventures	1,337,149	15.1%	857,627	15.3%	479,522	55.9%
Cost of goods sold	5,696,937	64.18%	3,598,143	64.39%	2,098,794	58.3%
Equity in income of joint ventures	2,824,790	31.82%	1,397,586	25.01%	1,427,204	102.1%
Fees for services provided to joint ventures	2,853,929	32.15%	2,301,268	41.18%	552,661	24.0%

	Six Months Ended February 28, 2011	% of Net Sales	Six Months Ended February 28, 2010	% of Net Sales	$ Change	% Change
Selling expenses	1,920,607	21.64%	1,184,522	21.20%	736,085	62.1%
General and administrative expenses	2,173,803	24.49%	1,759,264	31.48%	414,539	23.6%
Expenses incurred in support of joint ventures	477,966	5.38%	474,384	8.49%	3,612	0.80%
Research and development expenses	$2,100,626	23.66%	$1,565,698	28.02%	$534,928	34.2%

Net Sales. NTIC’s consolidated net sales increased 66.1% and 58.9% to $4,778,118 and $8,876,559, respectively during the three and six months ended February 28, 2011 compared to the three and six months ended February 28, 2010.  NTIC’s consolidated net sales to unaffiliated customers excluding NTIC’s joint ventures increased 60.6% and 59.4% to $4,093,107 and $7,539,410, respectively, during the three and six months ended February 28, 2011 compared to the same respective prior year periods.  These increases were primarily a result of increased sales of ZERUST® rust and corrosion inhibiting packaging products and services and sales to NTIC’s joint ventures and the consolidation of Zerust Brazil on NTIC’s consolidated financial statements as discussed in more detail below.  Net sales to joint ventures increased 108.5% and 55.9% to $685,011 and $1,337,149 during the three and six months ended February 28, 2011, respectively, compared to the same respective prior year periods.  These increases were due to increases in demand primarily as a result of the economic recovery of the international manufacturing sector, partially offset by decreased pricing due to increased competition.

The following table sets forth NTIC’s net sales by product category for the three and six months ended February 28, 2011 and 2010 by segment:

	Three Months Ended		Six Months Ended
	February 28, 2011	February 28, 2010	February 28, 2011	February 28, 2010
ZERUST® sales	$4,576,313	$2,785,452	$8,451,741	$5,413,009
Natur-Tec™ sales	201,805	91,026	424,818	174,871
Total North American net sales	$4,778,118	$2,876,478	$8,876,559	$5,587,880

During the three and six months ended February 28, 2011, 95.8% and 95.2% of NTIC’s consolidated net sales, respectively, were derived from sales of ZERUST® products and services, which increased 64.3% and 56.1% to $4,576,313 and $8,451,741 during the three and six months ended February 28, 2011, respectively, compared to $2,785,452 and $5,413,009 during the three and six months ended February 28, 2010, respectively, due to increased demand primarily as a result of the economic recovery of the domestic manufacturing sector, the addition of new customers and the consolidation of Zerust Brazil, partially offset by decreased pricing due to increased competition. Overall demand for ZERUST® products and services depends heavily on the overall health of the markets in which NTIC sells its products, including in particular the automotive market. NTIC has focused its sales efforts of ZERUST® products and services by strategically targeting customers with specific corrosion issues in new market areas, including the oil and gas industry and other industrial sectors that offer sizable growth opportunities. NTIC’s consolidated net sales during the three and six months ended February 28, 2011 included $1,034,483 and $1,551,623, respectively, of sales made by Zerust Brazil, and of those sales, $600,200 and $627,022, respectively, in sales were made to the oil and gas industry sector in Brazil.  As previously disclosed, during the fourth quarter of fiscal 2010, Zerust Brazil received purchase orders for Flange Savers representing an aggregate of $1.4 million.  Of those orders, Zerust Brazil recognized sales of $518,000 during the fourth quarter of fiscal 2010, $26,822 during the first quarter of fiscal 2011 and $600,200 during the second quarter of fiscal 2011.  NTIC anticipates sales to Petrobras for the remaining $254,978 of these orders during fiscal 2011 as Petrobras rolls this product out to more of its platforms.  NTIC also anticipates that its sales of ZERUST® products and services into the oil and gas industry will remain subject to significant volatility from quarter to quarter as sales are converted and purchase orders are filled.

Net sales of Natur-Tec® products increased 121.7% and 142.9% to $201,805 and $424,818 during the three and six months ended February 28, 2011, respectively, compared to the three and six months ended February 28, 2010.  These increases were primarily due to the addition of new Natur-Tec® distributors on the West Coast of the United States.  NTIC anticipates additional revenue in future periods from anticipated sales of film-grade resin to customers in both the North American and European markets, primarily to meet anticipated demand for biodegradable plastic bags that comply with various regulations. Additionally, NTIC is continuing to strengthen and expand its west coast distribution network in California, while expanding its industrial distribution reach to geographical “green” hotspots such as Oregon, Washington, Minnesota and New England.  Additionally, NTIC is targeting key national and regional retailers utilizing independent sales agents.  Demand for the Natur-Tec® products depends primarily on market acceptance of the products and the extent of NTIC’s distribution network, which as of February 28, 2011 consisted of approximately 15 distributors and independent manufacturer’s sales representatives.

Cost of Goods Sold.  Cost of goods sold increased 63.3% and 59.8% for the three and six months ended February 28, 2011, respectively, compared to the three and six months ended February 28, 2010 primarily as a result of increased net sales as described above.  Cost of goods sold as a percentage of net sales decreased slightly to 62.9% and 64.2% for the three and six months ended February 28, 2011, respectively, compared to 64.0% and 64.4% for the three and six months ended February 28, 2010, respectively, primarily as a result of increased net sales, partially offset by slightly reduced margins resulting from a slight increase in raw material prices.

Equity in Income of Joint Ventures. NTIC had equity in income of joint ventures of $1,129,659 and $2,824,790 during the three and six months ended February 28, 2011, respectively, compared to equity in income of joint ventures of $691,687 and $1,397,586 during the three and six months ended February 28, 2010, respectively.  The increase in equity in income was due to increased profitability of NTIC’s joint ventures primarily resulting from increased sales. Of the total equity in income of joint ventures, NTIC had equity in income of joint ventures of $1,547,773 attributable to its joint venture in Germany during the six months ended February 28, 2011 compared to $731,452 attributable to its joint venture in Germany during the six months ended February 28, 2010.  Of the total equity in income of joint ventures, NTIC had equity in income of joint ventures of $558,260 attributable to its ASEAN joint venture holding company during the six months ended February 28, 2011 compared to $419,324 attributable to its ASEAN joint venture holding company during the six months ended February 28, 2010.  NTIC had equity in income of all other joint ventures of $718,757 during the six months ended February 28, 2011 compared to $246,810 during the six months ended February 28, 2011.

Fees for Services Provided to Joint Ventures.  NTIC recognized fee income for services provided to joint ventures of $1,402,149 and $2,853,929 during the three and six months ended February 28, 2011, respectively, compared to $1,149,338 and $2,301,268 during the three and six months ended February 28, 2010, respectively, representing an increase of 22.0% and 24.0%, respectively.  These increases in fees for services provided to joint ventures were due primarily to increases in net sales of NTIC’s joint ventures, which increased to $53,405,322 in the six months ended February 28, 2011 compared to $39,854,071 in the six months ended February 28, 2010, representing an increase of 34.0%.  Sales of NTIC’s joint ventures, other than Zerust Brazil, are not included in NTIC’s product sales and are not combined with NTIC’s sales in NTIC’s consolidated financial statements or in any description of NTIC’s sales.

Of the total fee income for services provided to its joint ventures, fees of $521,753 were attributable to NTIC’s joint venture in Germany during the six months ended February 28, 2011 compared to $521,098 attributable to its joint venture in Germany during the six months ended February 28, 2010.  This slight increase was the result of foreign currency exchange rate fluctuations.   NTIC does not receive fees attributable to its ASEAN joint venture holding company.  NTIC receives dividend payments based on fees paid from the joint ventures that comprise the ASEAN investments.

NTIC sponsors a worldwide joint venture conference approximately every three to four years in which all of NTIC’s joint ventures and subsidiaries are invited to participate.  NTIC defers a portion of its fees for services provided to joint ventures in each accounting period leading up to the next conference, reflecting that NTIC has not fully earned the payments received during that period.  The next joint venture conference is scheduled to be held in the summer of 2012.  There was no additional deferred income recorded within other accrued liabilities during the six months ended February 28, 2011 related to this future conference since $288,000 had been accrued over the past three fiscal years, which represents the amount that NTIC expects to spend every three years to hold the conference.  This amount is based on the historical experience of NTIC, current conditions and the intentions of NTIC’s management.  NTIC does not anticipate deferring any additional fees for services provided to joint ventures until after the next conference.  The costs associated with these joint venture conferences are offset against the deferral as incurred, generally in the period in which the conference is held and immediately before.

Selling Expenses.  NTIC’s selling expenses increased 56.8% for the three months ended February 28, 2011 compared to the same period in fiscal 2010 due to increases in (i) compensation and employee benefits of $150,000; (ii) lab testing related expenses of $10,000; (iii) commission expenses of $31,000; (iv) travel and related expenses of $43,000; (v) consulting expenses of $28,000 and (vi) selling expenses incurred at Zerust Brazil of $123,000.  NTIC’s selling expenses increased 62.1% for the six months ended February 28, 2011 compared to the same period in fiscal 2010 due to increases in (i) compensation and employee benefits of $190,000; (ii) lab testing related expenses of $15,000; (iii) commission expenses of $51,000; (iv) travel and related expenses of $42,000; (v) consulting expenses of $28,000 and (vi) selling expenses incurred at Zerust Brazil of $233,000.  Selling expenses as a percentage of net sales decreased to 19.3% during the three months ended February 28, 2011, from 20.4% during the three months ended February 28, 2010, due to smaller proportional increases in selling expenses, compared to the increases in net sales. Selling expenses as a percentage of net sales increased slightly to 21.6% during the six months ended February 28, 2011, from 21.2% during the six months ended February 28, 2010, due to slightly larger proportional increases in selling expenses, compared to the increases in net sales.

General and Administrative Expenses.  NTIC’s general and administrative expenses increased 27.5% for the three months ended February 28, 2011 compared to the same period in fiscal 2010 due to increases in (i) compensation and related benefits of $150,000 and (ii) general and administrative expenses incurred at Zerust Brazil of $110,000, partially offset by decreases in consulting expenses of $12,000 and auditing and tax expense of $41,000.  NTIC’s general and administrative expenses increased 23.6% for the six months ended February 28, 2011compared to the same period in fiscal 2010 due to increases in (i) compensation and related benefits of $160,000 and (ii) general and administrative expenses incurred at Zerust Brazil of $216,000, partially offset by decreases in consulting expenses of $12,000.  As a percentage of net sales, general and administrative expenses decreased to 22.4% and 24.5% for the three and six months ended February 28, 2011,respectively, from 29.2% and 31.5% for the three and six months ended February 28, 2010,respectively, primarily as a result of fixed general and administrative expenses spread over increased net sales.

Expenses Incurred in Support of Joint Ventures.  Expenses incurred in support of NTIC’s joint ventures were $249,275 and $477,996 during the three and six months ended February 28, 2011, respectively, compared to $229,474 and $474,384 during the three and six months ended February 28, 2010, representing a increase of 8.6% and 0.8%, respectively.

Research and Development Expense.  NTIC’s research and development expenses decreased 4.9% for the three months ended February 28, 2011 compared to the same period in fiscal 2010 due to a decrease in consulting expenses of $131,000; partially offset by increases in (i) salary and benefits of $65,000; and (ii) lab testing related expenses of $112,000.  NTIC’s research and development expenses increased 34.2% for the six months ended February 28, 2011 compared to the same period in fiscal 2010 due to increases in (i) salary and benefits of $177,000; and (ii) lab testing related expenses of $194,000; partially offset by a decrease in consulting expenses of of $95,000.

Interest Income.  NTIC’s interest income decreased to $676 and $4,609 during the three and six months ended February 28, 2011, respectively, compared to $3,247 and $4,743 during the three and six months ended February 28, 2010, respectively, primarily due to decreased cash balances earning interest and decreased interest rates during the most recent periods.

Interest Expense.  NTIC’s interest expense decreased to $22,241 and $45,475 during the three and six months ended February 28, 2011, respectively, compared to $23,783 and $49,770 during the three and six months ended February 28, 2010, respectively, primarily due to the refinancing of NTIC’s term loan and its decreased term loan balance during the most recent periods.

Income Before Income Tax Expense.  Income before income tax expense increased to $1,141,219 and $2,158,093 for the three and six months ended February 28, 2011, respectively, compared to $252,641 and $673,346 for the three and six months ended February 28, 2010, respectively.

Income Tax Expense (Benefit).  Income tax expense was $140,000 and $262,000 during the three and six months ended February 28, 2011, respectively, compared to income tax benefit of $(94,000) and $(109,000) during the three and six months ended February 28, 2010, respectively.  Income tax expense was calculated based on management’s estimate of NTIC’s annual effective income tax rate.  NTIC’s annual effective income tax rate during the six months ended February 28, 2011 and 2010 was lower than the statutory rate primarily due to NTIC’s equity in income of joint ventures being recognized based on after-tax earnings of these entities.  To the extent undistributed earnings of NTIC’s joint ventures are distributed to NTIC, it is not expected to result in any material additional income tax liability after the application of foreign tax credits. NTIC determined based on all available evidence, including historical data and projections of future results, that it is more likely than not that all of its deferred tax assets, except for its foreign tax credit carryforward and Minnesota state research and development credit carryforwards, will be fully realized and that NTIC’s deferred tax asset related to foreign tax credit carryforwards will not be realized due to insufficient federal taxable income within the carryforward period and the fact that for ordering purposes the foreign tax credit carryforwards are not allowed to be used until after any current year foreign tax credits are utilized.

Liquidity and Capital Resources

Sources of Cash and Working Capital.  As of February 28, 2011, NTIC’s working capital was $9,267,637, including $1,864,215 in cash and cash equivalents, compared to working capital of $5,918,923, including $1,776,162 in cash and cash equivalents, as of August 31, 2010.

In connection with the purchase of its corporate headquarters, in September 2006, Northern Technologies Holding Company, LLC (“NTI LLC”) obtained a term loan from PNC Bank with a principal amount of $1,275,000 that was to mature on May 1, 2011.  On January 10, 2011, NTI LLC refinanced its term loan in the then principal amount of approximately $1,141,788.  The term loan matures on January 10, 2016, bears interest at an annual rate based on the daily LIBOR rate plus 2.15% and is payable in 59 consecutive monthly installments equal to approximately $6,343 (inclusive of principal but exclusive of interest) commencing in February 2011.  The term loan is secured by a first lien on the real estate and building owned by NTI LLC and all of the assets of NTIC and is guaranteed by NTIC.

As of February 28, 2011, NTIC had a revolving line of credit with PNC Bank of $3,000,000 with no amounts outstanding as of such date.  As of August 31, 2010, NTIC had a demand line of credit of $2,300,000 with PNC Bank with no amounts outstanding as of such date.  The increased line of credit is evidenced by an amended and restated committed line of credit note in the principal amount of up to $3,000,000.  The line of credit has a $1,200,000 standby letter of credit subfacility, with any standby letters of credit issued thereunder being at the sole discretion of PNC Bank.  Any standby letters of credit issued under the subfacility are subject to customary fees and charges payable by NTIC.  Advances made under the line of credit are due and payable on January 10, 2012.  At the option of NTIC, outstanding advances under the line of credit bear interest at either (a) an annual rate based on LIBOR plus 2.15% for the applicable LIBOR interest period selected by NTIC or (b) at the rate publicly announced by PNC Bank from time to time as its prime rate.  Interest is payable in arrears (a) for the portion of advances bearing interest under the prime rate on the last day of each month during the term thereof and (b) for the portion of advances bearing interest under the LIBOR option on the last day of the respective LIBOR interest period selected for such advance.  Any unpaid interest is payable on the maturity date.

Both the term loan and the line of credit are governed under two separate loan agreements.  The loan agreements contain standard covenants, including affirmative financial covenants, such as the maintenance of a minimum fixed charge coverage ratio, and negative covenants, which, among other things, limit the incurrence of additional indebtedness, loans and equity investments, disposition of assets, mergers and consolidations and other matters customarily restricted in such agreements. Under the loan agreements, NTIC is subject to a minimum fixed charge coverage ratio of 1.10:1.00.

NTIC believes that a combination of its existing cash and cash equivalents, forecasted cash flows from future operations, anticipated distributions of earnings, anticipated fees to NTIC for services provided to its joint ventures, and funds available through existing or anticipated financing arrangements, will be adequate to fund its existing operations, investments in new or existing joint ventures, capital expenditures, debt repayments and any stock repurchases for at least the next 12 months.  During the remainder of fiscal 2011, NTIC expects to continue to invest in research and development and in marketing efforts and resources into its new businesses, product lines and markets, including in particular the application of its corrosion prevention technology into the oil and gas industry.  In order to take advantage of such new product and market opportunities to expand its business and increase its revenues, NTIC may decide to finance such opportunities by borrowing under its revolving line of credit or raising additional financing through the issuance of debt or equity securities.  There is no assurance that any financing transaction will be available on terms acceptable to NTIC or at all, or that any financing transaction will not be dilutive to NTIC’s current stockholders.

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

Uses of Cash and Cash Flows.  Net cash used in operating activities during the six months ended February 28, 2011 was $2,416,393 which resulted principally from NTIC’s equity in income from joint ventures and increases in receivables, inventories and prepaid expenses and a decrease in accounts payables, partially offset by NTIC’s net income and increases in income taxes payable and accrued liabilities.  Cash flows used in operations for the six months ended February 28, 2010 was $1,286,287, which resulted principally from equity income of corporate joint ventures, an increase in inventory and trade receivables including corporate joint ventures, offset by net income, depreciation and amortization expense, stock option expense, decrease in technical and other services receivables from corporate joint ventures, and an increase in accounts payable and accrued liabilities.

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

NTIC experienced an increase in inventory as of February 28, 2011 compared to August 31, 2010 due to the increase in net sales during the most recent period and requests from customers to stock more products to shorten lead times and meet customer demand.  Trade receivables excluding joint ventures as of February 28, 2011 increased $901,627 compared to August 31, 2010, primarily related to the increase in sales and the consolidation of Zerust Brazil.

Outstanding trade receivables excluding joint ventures balances as of February 28, 2011 increased 29 days to an average of 69 days from balances outstanding from these customers as of August 31, 2010.

Outstanding trade receivables from joint ventures as of February 28, 2011 increased $95,677 compared to August 31, 2010, primarily due to the corresponding increase in net sales to joint ventures, which also resulted in an decrease of outstanding balances from trade receivables from joint ventures as of February 28, 2011 of 66 days to an average of 172 days from balances outstanding from these customers as of August 31, 2010.  The significant average days outstanding of trade receivables from joint ventures as of February 28, 2011 were primarily due to the current receivable balance at NTIC’s joint venture in India.  NTIC has made separate arrangements for payments on product that NTIC’s joint venture in India has purchased from NTIC until the product is sold.

Outstanding fees for services provided to joint ventures as of February 28, 2011 increased $380,292 as compared to August 31, 2010, primarily resulting from increased joint venture sales.  These higher fees for the six months ended February 28, 2011 resulted in an increase of 12 days of fees receivable outstanding as of February 28, 2011 to an average of 108 days as compared to August 31, 2010.

Net cash provided by investing activities for the six months ended February 28, 2011 was $2,092,028 which was comprised of dividends received from joint ventures and proceeds from sale of property and equipment partially offset by additions to property and equipment, additions to patents and investments in joint ventures.  Net cash used in investing activities for the six months ended February 28, 2010 was $1,978 which due primarily to additions to patents, additions to property and equipment, partially offset by dividends received from joint ventures.

Net cash provided by financing activities for the six months ended February 28, 2011 was $403,009, which resulted from proceeds from option exercises and NTIC’s employee stock purchase plan, partially offset by principal payments on the bank loan for NTIC’s corporate headquarters buildings.  Net cash provided by financing activities for the six months ended February 28, 2010 was $2,483,769, which resulted primarily from the issuance of common stock and, to a lesser extent, proceeds from NTIC’s employee stock purchase plan and option exercises, partially offset by repayments to NTIC’s prior demand line of credit and principal payments on the bank loan for its corporate headquarters buildings.

Capital Expenditures and Commitments.  NTIC had no material lease or other material capital commitments as of February 28, 2011, except a lease agreement for approximately 16,994 square feet of office, manufacturing, laboratory and warehouse space in Beachwood, Ohio, requiring monthly payments of $17,500, which are adjusted annually according to the annual consumer price index, through November 2014.  In January 2011, NTI Facilities, Inc. sold its membership interest in Omni-Northern Ltd., which owned the building, for $100,000. This resulted in a net gain of $47,575 after the write-off of various leasehold improvements.

NTIC has no postretirement benefit plan and does not anticipate establishing any postretirement benefit program in the near future.

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

At the option of NTIC, outstanding advances under NTIC’s $3,000,000 revolving line of credit with PNC Bank bear interest at either (a) an annual rate based on LIBOR plus 2.15% for the applicable LIBOR interest period selected by NTIC or (b) at the rate publicly announced by PNC Bank from time to time as its prime rate, and thus may subject NTIC to some market risk on interest rates.  As of February 28, 2011, NTIC had no borrowings under the line of credit.

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

Forward-looking statements are based on current expectations about future events affecting NTIC and are subject to uncertainties and factors that affect all businesses operating in a global market as well as matters specific to NTIC.  These uncertainties and factors are difficult to predict and many of them are beyond NTIC’s control.  The following are some of the uncertainties and factors known to us that could cause NTIC’s actual results to differ materially from what NTIC has anticipated in its forward-looking statements:

•	The effect of current worldwide economic conditions on NTIC’s business;

•	The health of the U.S. automotive industry on NTIC’s business;

•	NTIC’s dependence on the success of its joint ventures and fees and dividend distributions that NTIC receives from them;

•	NTIC’s relationships with its joint ventures and its ability to maintain those relationships, especially in light of anticipated succession planning issues;

•	Risks associated with NTIC’s international operations and exposure to fluctuations in foreign currency exchange rates and import duties and taxes;

•	Fluctuations in the cost and availability of raw materials, including resins and other commodities;

•	NTIC’s investments in its new business and research and development efforts and its need for additional capital to support such new business and research and development efforts;

•
The success of and risks associated with NTIC’s emerging new businesses and products and services, including in particular NTIC’s ability and the ability of NTIC’s joint ventures to sell ZERUST® products and services into oil and gas industry and Natur-Tec® products and the often lengthy and extensive sales process involved in selling such products and services;

•	NTIC’s ability to introduce new products and services that respond to changing market conditions and customer demand;

•	Market acceptance of NTIC’s existing and new products, especially in light of existing and new competitive products;

•	Maturation of certain existing markets for NTIC’s ZERUST® products and services and NTIC’s ability to grow market share and succeed in penetrating other existing and new markets;

•	Increased competition, especially with respect to NTIC’s ZERUST® products and services, and the effect of such competition on NTIC’s and its joint ventures’ pricing, net sales and margins;

•	NTIC’s reliance upon and its relationships with its distributors, independent sales representatives and joint ventures;

•	NTIC’s reliance upon suppliers, including in particular its single supply source for its base bioplastics resins;

•	The costs and effects of complying with laws and regulations and changes in tax, fiscal, government and other regulatory policies, including rules relating to environmental, health and safety matters;

•	The costs and effects of currently outstanding or threatened litigation;

•	Unforeseen product quality or other problems in the development, production and usage of new and existing products;

•	Loss of or changes in executive management or key employees;

•	Ability of management to manage around unplanned events;

•	NTIC’s reliance on its intellectual property rights and the absence of infringement of the intellectual property rights of others;

•	Fluctuations in NTIC’s effective tax rate; and

•	NTIC’s reliance upon its management information systems.

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

Changes in Internal Control over Financial Reporting

There was no change in NTIC’s internal control over financial reporting that occurred during the quarter ended February 28, 2011 that has materially affected, or is reasonably likely to materially affect NTIC’s internal control over financial reporting.

PART IIOTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Not applicable.

ITEM 1A.	RISK FACTORS

This Item 1A is inapplicable to NTIC as a smaller reporting company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Equity Securities

During the three months ended February 28, 2011, NTIC did not issue any shares of its common stock or other equity securities of NTIC that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

During the three months ended February 28, 2011, NTIC did not purchase any shares of its common stock or other equity securities of NTIC.

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
10.1
Amended and Restated Term Note dated as of January 10, 2011 issued by Northern Technologies Holding Company, LLC to PNC Bank, National Association (incorporated by reference to Exhibit 10.1 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 12, 2011 (File No. 001-11038))

10.2
Amended and Restated Committed Line of Credit Note dated as of January 10, 2011 issued by Northern Technologies International Corporation to PNC Bank, National Association (incorporated by reference to Exhibit 10.2 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 12, 2011 (File No. 001-11038))

10.3
Security Agreement dated as of January 10, 2011 between Northern Technologies International Corporation and PNC Bank, National Association (incorporated by reference to Exhibit 10.3 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 12, 2011 (File No. 001-11038))

10.4
Amended and Restated Guaranty Agreement dated as of January 10, 2011 by Northern Technologies International Corporation in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.4 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 12, 2011 (File No. 001-11038))

10.5
Loan Agreement dated as of January 10, 2011 between Northern Technologies Holding Company, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.5 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 12, 2011 (File No. 001-11038))

10.6
Loan Agreement dated as of January 10, 2011 between Northern Technologies International Corporation and PNC Bank, National Association (incorporated by reference to Exhibit 10.6 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 12, 2011 (File No. 001-11038))

10.7
Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 24, 2011 (File No. 001-11038))

Exhibit No.	Description
10.8
Form of Incentive Stock Option Agreement for Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 24, 2011 (File No. 001-11038))

10.9
Form of Non-Statutory Stock Option Agreement for Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 24, 2011 (File No. 001-11038))

10.10
Form of Restricted Stock Agreement for Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 24, 2011 (File No. 001-11038))

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

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

Date:  April 13, 2011                                                                             Matthew C. Wolsfeld, CPA
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized to Sign on Behalf of the Registrant)

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
QUARTERLY REPORT ON FORM 10-Q

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
10.1	Amended and Restated Term Note dated as of January 10, 2011 issued by Northern Technologies Holding Company, LLC to PNC Bank, National Association	Incorporated by reference to Exhibit 10.1 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 12, 2011 (File No. 001-11038)
10.2	Amended and Restated Committed Line of Credit Note dated as of January 10, 2011 issued by Northern Technologies International Corporation to PNC Bank, National Association	Incorporated by reference to Exhibit 10.2 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 12, 2011 (File No. 001-11038)
10.3	Security Agreement dated as of January 10, 2011 between Northern Technologies International Corporation and PNC Bank, National Association	Incorporated by reference to Exhibit 10.3 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 12, 2011 (File No. 001-11038)
10.4	Amended and Restated Guaranty Agreement dated as of January 10, 2011 by Northern Technologies International Corporation in favor of PNC Bank, National Association	Incorporated by reference to Exhibit 10.4 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 12, 2011 (File No. 001-11038)
10.5	Loan Agreement dated as of January 10, 2011 between Northern Technologies Holding Company, LLC and PNC Bank, National Association	Incorporated by reference to Exhibit 10.5 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 12, 2011 (File No. 001-11038)
10.6	Loan Agreement dated as of January 10, 2011 between Northern Technologies International Corporation and PNC Bank, National Association	Incorporated by reference to Exhibit 10.6 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 12, 2011 (File No. 001-11038)
10.7	Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 24, 2011 (File No. 001-11038)

Exhibit No.	Description	Method of Filing
10.8	Form of Incentive Stock Option Agreement for Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan	Incorporated by reference to Exhibit 10.2 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 24, 2011 (File No. 001-11038)
10.9	Form of Non-Statutory Stock Option Agreement for Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan	Incorporated by reference to Exhibit 10.3 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 24, 2011 (File No. 001-11038)
10.10	Form of Restricted Stock Agreement for Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan	Incorporated by reference to Exhibit 10.4 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 24, 2011 (File No. 001-11038)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith