Form 10-Q
period 2011-05-31
NORTHERN TECHNOLOGIES INTERNATIONAL CORP
filed 2011-07-13
CIK 875582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
______________________________

FORM 10-Q

(Mark one)
[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2011

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________.

Commission File Number:  001-11038
____________________

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	41-0857886 (IRS Employer Identification No.)
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
YES [ x ]  NO [  ]

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

As of July 13, 2011, there were 4,345,758 shares of common stock of the registrant outstanding.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
FORM 10-Q
May 31, 2011

________________

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

As used in this report, references to “NTIC,” the “Company,” “we,” “our” or “us,” unless the context otherwise requires, refer to Northern Technologies International Corporation, its wholly owned subsidiaries – NTI Facilities, Inc., and Northern Technologies Holding Company, LLC, and its majority owned subsidiary in Brazil, Zerust Prevenção de Corrosão S.A., all of which are consolidated on NTIC’s financial statements.

All trademarks, trade names or service marks referred to in this report are the property of their respective owners.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS AS OF MAY 31, 2011 (UNAUDITED) AND AUGUST 31, 2010 (AUDITED)

	May 31, 2011	August 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,676,921	$1,776,162
Receivables:
Trade excluding joint ventures, less allowance for doubtful accounts
of $20,000 at May 31, 2011 and August 31, 2010	2,329,635	2,227,769
Trade joint ventures	989,812	1,216,081
Fees for services provided to joint ventures	1,967,621	1,300,814
Inventories	4,403,003	3,639,169
Prepaid expenses	263,860	143,980
Deferred income taxes	448,600	448,600
Total current assets	13,079,452	10,752,575

PROPERTY AND EQUIPMENT, net	3,592,492	3,452,530

OTHER ASSETS:
Investments in joint ventures	19,595,596	16,055,943
Deferred income taxes	1,505,300	1,505,300
Patents and trademarks, net	898,610	912,718
Other	31,233	18,234
Total other assets	22,030,739	18,492,195
Total assets	$38,702,683	$32,697,300

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of note payable	14,829	1,144,922
Accounts payable	1,628,735	1,721,237
Income tax payable	376,814	174,502
Accrued liabilities:
Payroll and related benefits	1,605,137	1,155,277
Deferred joint venture royalties	288,000	288,000
Other	260,720	349,714
Total current liabilities	4,174,235	4,833,652

NOTE PAYABLE, NET OF CURRENT PORTION (Note 7)	1,089,853	—

COMMITMENTS AND CONTINGENCIES (Note 14)

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value; authorized 10,000 shares; none issued and outstanding	—	—
Common stock, $0.02 par value per share; authorized 10,000,000
shares; issued and outstanding 4,345,758 and 4,259,321, respectively	86,915	85,186
Additional paid-in capital	10,052,122	9,140,936
Retained earnings	20,784,087	17,911,718
Accumulated other comprehensive income	2,439,612	704,473
Total stockholders’ equity	33,362,736	27,842,313
Non-controlling interest	75,859	21,335
Total equity	33,483,595	27,863,648
Total liabilities and stockholders’ equity	$38,702,683	$32,697,300

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2011 AND 2010

	Three Months Ended		Nine Months Ended
	May 31, 2011	May 31, 2010	May 31, 2011	May 31, 2010
NET SALES:
Net sales, excluding joint ventures	$4,367,589	$2,559,467	$11,906,999	$7,164,784
Net sales, to joint ventures	733,189	677,731	2,070,338	1,660,294
Total net sales	5,100,778	3,237,198	13,977,337	8,825,078

Cost of goods sold	3,458,851	2,172,902	9,155,788	5,771,045
Gross profit	1,641,927	1,064,296	4,821,549	3,054,033

JOINT VENTURE OPERATIONS:
Equity in income of joint ventures	1,724,477	1,511,534	4,549,267	2,909,120
Fees for services provided to joint ventures	1,623,585	1,140,295	4,477,514	3,441,563
Total joint venture operations	3,348,062	2,651,829	9,026,781	6,350,683

OPERATING EXPENSES:
Selling expenses	1,167,630	819,572	3,088,237	2,004,094
General and administrative expenses	1,126,823	869,183	3,300,626	2,628,447
Expenses incurred in support of joint ventures	244,959	208,444	722,955	682,828
Research and development expenses	1,207,889	960,780	3,308,515	2,526,478
Total operating expenses	3,747,301	2,857,979	10,420,333	7,841,847

OPERATING INCOME	1,242,688	858,146	3,427,997	1,562,869

INTEREST INCOME	8,522	864	13,131	5,607
INTEREST EXPENSE	(7,880)	(23,867)	(53,355)	(73,637)
OTHER INCOME	6,825	6,825	20,475	20,475

INCOME BEFORE INCOME TAX EXPENSE (BENEFIT)	1,250,155	841,968	3,408,248	1,515,314

INCOME TAX EXPENSE (BENEFIT)	228,000	(110,000)	490,000	(219,000)

NET INCOME	1,022,155	951,968	2,918,248	1,734,314

NET INCOME ATTRIBUTABLE TO NON CONTROLLING INTEREST	(1,394)	—	45,879	—

NET INCOME ATTRIBUTABLE TO NTIC	$1,023,549	$951,968	$2,872,369	$1,734,314

NET INCOME ATTRIBUTABLE TO NTIC PER COMMON SHARE:
Basic	$0.24	$0.22	$0.67	$0.41
Diluted	$0.23	$0.22	$0.66	$0.41

WEIGHTED AVERAGE COMMON SHARES
ASSUMED OUTSTANDING:
Basic	4,343,601	4,244,086	4,303,892	4,213,465
Diluted	4,427,097	4,299,855	4,378,242	4,252,735

See notes to consolidated financial statements

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) NINE MONTHS ENDED MAY 31, 2011 AND 2010

	Nine Months Ended
	May 31, 2011	May 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,918,248	$1,734,314
Adjustments to reconcile net income to net cash used in operating activities:
Expensing of fair value of stock options vested	150,109	141,315
Depreciation expense	250,076	284,041
Amortization expense	118,670	116,128
Equity in income from joint ventures	(4,549,267)	(2,909,120)
Gain on sale of property and equipment	(52,425)	—
Changes in current assets and liabilities:
Receivables:
Trade, excluding joint ventures	(101,866)	(358,134)
Trade, joint ventures	226,269	(569,824)
Fees for services receivables, joint ventures	(666,807)	448,663
Income taxes	—	(228,954)
Inventories	(763,834)	(952,422)
Prepaid expenses and other	(132,879)	(45,986)
Accounts payable	(92,502)	459,589
Income tax payable	202,312	—
Accrued liabilities	680,515	626,784
Net cash used in operating activities	(1,813,381)	(1,253,606)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint ventures	(38,217)	(30,101)
Dividends received from joint ventures	2,767,977	441,548
Additions to property and equipment	(437,613)	(225,922)
Proceeds from sale of property and equipment	100,000	—
Additions to patents	(104,562)	(160,486)
Net cash provided by investing activities	2,287,585	25,059

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable	(40,240)	(26,020)
Net repayments made on line of credit	—	(1,077,000)
Proceeds from the issuance of common stock	—	3,195,613
Proceeds from employee stock purchase plan	36,726	36,925
Proceeds from exercise of stock options	406,431	63,765
Net cash provided by financing activities	402,917	2,193,283

EFFECT OF EXCHANGE RATE CHANGES ON CASH:	23,638	—

NET INCREASE IN CASH AND CASH EQUIVALENTS	900,759	964,735
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,776,162	138,885

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,676,921	$1,103,620

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.           INTERIM FINANCIAL INFORMATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all necessary adjustments, which are of a normal recurring nature, and present fairly the consolidated financial position of Northern Technologies International Corporation and its subsidiaries (the “Company”) as of May 31, 2011 and the results of their operations for the three and nine months ended May 31, 2011 and May 31, 2010 and their cash flows for the nine months ended May 31, 2011 and May 31, 2010, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Operating results for the three and nine months ended May 31, 2011 are not necessarily indicative of the results that may be expected for the full fiscal year ending August 31, 2011.

The Company evaluates events occurring after the date of the consolidated financial statements requiring recording or disclosure in the financial statements.

2.           CONSOLIDATION OF ZERUST BRAZIL

Beginning in the fourth quarter of fiscal 2010, the Company consolidated the results of Zerust Prevenção de Corrosão S.A., the Company’s subsidiary in Brazil (“Zerust Brazil”).  The Company holds 85% of the equity and 85% of the voting rights of Zerust Brazil.  Prior to the fourth quarter of fiscal 2010 and as of May 31, 2010, the Company accounted for its Zerust Brazil investment under the equity method.  The Company owned only 50%, which it considered to be less than a majority, of the equity and voting rights of Zerust Brazil prior to September 2006.  The Company acquired an additional 35% ownership interest in Zerust Brazil in September 2006 and held 85% of the equity and voting rights thereafter.  Prior to the fourth quarter of fiscal 2010, the Company held the additional 35% ownership interest in Zerust Brazil with the intent of finding an acquiring party, believing its majority control of Zerust Brazil would be temporary and determined not to consolidate Zerust Brazil because the impact on the Company’s consolidated financial statements was immaterial.  During the fourth quarter of fiscal 2010, the Company stopped pursuing a buyer of the 35% ownership interest and decided to consolidate the financial results of Zerust Brazil as of and for the fiscal year ended August 31, 2010.  The Company believes that the impact of not consolidating Zerust Brazil on the Company’s consolidated financial statements for periods prior to the fourth quarter of fiscal 2010 was immaterial to the Company’s consolidated financial statements.

The following is a summary of certain line items of the Company’s consolidated statements of operations for the three months ended May 31, 2010 as reported and on a pro forma basis, assuming the consolidation of Zerust Brazil on the Company’s consolidated financial statements as of the beginning of such period:

		Zerust	Eliminated in
	As Reported	Brazil	Consolidation	Pro Forma
Net sales	$3,237,198	$706,888	$(52,092)	$3,891,994
Cost of goods sold	2,172,902	364,225	(52,092)	2,485,035
Gross profit	1,064,296	342,663	—	1,406,959
Joint venture operations	2,651,829	—	(88,158)	2,563,671
Operating expenses	2,857,979	230,198	—	3,088,177
Operating income	858,146	112,465	(88,158)	882,453
Income before income tax expense	841,968	103,716	(88,158)	857,526
Net income	951,968	103,716	(88,158)	967,526
Net income attributable to non-controlling interest	—	15,557	—	15,557
Net income attributable to controlling interest	951,968	88,158	(88,158)	951,968
Net income per common diluted share	$0.22	$0.02	$(0.02)	$0.22

The following is a summary of certain line items of the Company’s consolidated statements of operations for the nine months ended May 31, 2010 as reported and on a pro forma basis, assuming the consolidation of Zerust Brazil on the Company’s consolidated financial statements as of the beginning of such period:

		Zerust	Eliminated in
	As Reported	Brazil	Consolidation	Pro Forma
Net sales	$8,825,078	$1,668,220	$(83,964)	$10,409,334
Cost of goods sold	5,771,045	891,214	(83,964)	6,578,295
Gross profit	3,054,033	777,006	—	3,831,039
Joint venture operations	6,350,683	—	(45,062)	6,305,621
Operating expenses	7,841,847	716,250	—	8,558,097
Operating income	1,562,869	60,756	(45,062)	1,578,563
Income before income tax expense	1,515,314	53,014	(45,062)	1,523,266
Net income	1,734,314	53,014	(45,062)	1,742,266
Net income attributable to non-controlling interest	—	7,952	—	7,952
Net income attributable to controlling interest	1,734,314	45,062	(45,062)	1,734,314
Net income per common diluted share	$0.41	$0.01	$(0.01)	$0.41

3.           INVENTORIES

Inventories consisted of the following:

	May 31, 2011	August 31, 2010
Production materials	$1,167,876	$1,184,988
Finished goods	3,235,127	2,449,181
	$4,403,003	$3,639,169

4.           PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	May 31, 2011	August 31, 2010
Land	$310,365	$310,365
Buildings and improvements	3,110,867	3,099,186
Machinery and equipment	2,083,625	1,717,625
	5,504,857	5,127,176
Less accumulated depreciation	(1,912,365)	(1,674,646)
	$3,592,492	$3,452,530

5.           PATENTS AND TRADEMARKS, NET

Patents and trademarks, net consisted of the following:

	May 31, 2011	August 31, 2010
Patents and trademarks	$1,715,236	$1,610,674
Less accumulated amortization	(816,626)	(697,956)
	$898,610	$912,718

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

Financial information from the audited and unaudited financial statements of the Company’s joint venture in Germany, Excor Korrosionsschutz – Technologien und Produkte GmbH (“Germany”), the Company’s joint venture holding company in the Association of Southeast Asian Nations, or ASEAN, region, NTI ASEAN, LLC (“ASEAN”), and all of the Company’s other joint ventures, are summarized as follows:

	May 31, 2011
	TOTAL	Germany	ASEAN	All Other
Current assets	$66,020,912	$21,785,071	$15,108,649	$29,127,192
Total assets	72,298,700	24,525,769	15,330,146	32,442,785
Current liabilities	25,373,400	4,066,108	7,119,287	14,188,005
Noncurrent liabilities	4,778,410	—	931,328	3,847,082
Joint ventures’ equity	42,146,890	20,459,661	7,279,531	14,407,698
Northern Technologies International Corporation’s share of joint ventures’ equity	$19,595,596	$10,229,833	$2,476,738	$6,889,025

	August 31, 2010
	TOTAL	Germany	ASEAN	All Other
Current assets	$50,031,107	$16,567,240	$12,637,967	$20,825,900
Total assets	55,918,090	18,967,090	12,901,522	24,049,478
Current liabilities	16,478,696	3,089,590	4,721,652	8,667,454
Noncurrent liabilities	4,454,280	—	868,902	3,585,378
Joint ventures’ equity	34,985,114	15,877,500	7,310,968	11,796,646
Northern Technologies International Corporation’s share of joint ventures’ equity	$16,055,943	$7,938,751	$2,467,412	$5,649,780

	Nine Months Ended May 31, 2011
	TOTAL	Germany	ASEAN	All Other
Net sales	$86,744,626	$28,036,295	$13,549,082	$45,159,249
Gross profit	40,134,048	14,027,762	6,477,234	19,629,052
Net income	8,781,500	5,311,273	1,160,579	2,309,648
Northern Technologies International Corporation’s share of equity in income of joint ventures	$4,549,267	$2,550,188	$912,449	$1,086,630

	Nine Months Ended May 31, 2010
	TOTAL	Germany	ASEAN	All Other
Net sales	$62,294,519	$18,042,624	$10,350,856	$33,901,039
Gross profit	30,852,119	9,981,373	5,307,801	15,562,945
Net income	5,664,630	3,029,361	1,113,340	1,521,928
Northern Technologies International Corporation’s share of equity in income of joint ventures	$2,909,120	$1,505,024	$677,175	$726,921

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

As of May 31, 2011, the Company had a revolving line of credit with PNC Bank of $3,000,000 with no amounts outstanding as of such date.  As of August 31, 2010, the Company had a demand line of credit of $2,300,000 with PNC Bank with no amounts outstanding as of such date.  Any advances made under the revolving line of credit are due and payable on January 10, 2012.  At the option of the Company, outstanding advances under the line of credit bear interest at either (a) an annual rate based on LIBOR plus 2.15% for the applicable LIBOR interest period selected by the Company or (b) at the rate publicly announced by PNC Bank from time to time as its prime rate.

Interest is payable in arrears (a) for the portion of advances bearing interest under the prime rate on the last day of each month during the term thereof and (b) for the portion of advances bearing interest under the LIBOR option on the last day of the respective LIBOR interest period selected for such advance.  Any unpaid interest is payable on the maturity date. Outstanding amounts under the prior demand line of credit bore interest at an annual rate based on LIBOR plus 2.25%.  As of May 31, 2011, the interest rate was 2.50% and the weighted average rate was 2.43% for the nine months ended May 31, 2011.  As of May 31, 2010, the interest rate was 3.33% and the weighted average rate was 3.31% for the nine months ended May 31, 2010.

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

8.           STOCKHOLDERS’ EQUITY

During the nine months ended May 31, 2011, the Company did not purchase or retire any shares of its common stock.  The following stock options to purchase shares of common stock were exercised during the nine months ended May 31, 2011:

Options Exercised	Exercise Price
40,000	$5.38
2,000	7.65
666	7.75
2,000	8.01
4,000	8.57
1,334	9.75
4,000	9.76
5,333	12.84

The Company granted stock options under the Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan to purchase an aggregate of 30,000 shares of its common stock to various employees and directors during the nine months ended May 31, 2011.

During the nine months ended May 31, 2011, the Company granted stock bonuses under the Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan for an aggregate of 22,686 shares of its common stock to various employees.  The fair value of the shares of the Company’s common stock as of the date of grant of the stock bonuses was $319,649, based on the closing sale price of a share of the Company’s common stock on the date of grant. The fair value of common stock granted during the nine months ended May 31, 2011 was based on fiscal 2010 performance and was included in accrued liabilities at August 31, 2010.

During the nine months ended May 31, 2010, the Company did not purchase or retire any shares of its common stock.  The following stock options to purchase shares of common stock were exercised during the nine months ended May 31, 2010:

Options Exercised	Exercise Price
1,500	$6.15
8,000	5.38
2,000	5.75

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

9.           TOTAL COMPREHENSIVE INCOME

The Company’s total comprehensive income (loss) was as follows:

	Three Months Ended		Nine Months Ended
	May 31, 2011	May 31, 2010	May 31, 2011	May 31, 2010
Net income	$1,023,549	$951,968	$2,872,369	$1,734,314
Other comprehensive income (loss) – foreign currency translation adjustment	576,937	(1,379,530)	1,735,139	(1,483,466)
Total comprehensive income (loss)	$1,600,486	$(427,562)	$4,607,508	$250,848

10.           NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding.  Diluted net income per share assumes the exercise of stock options using the treasury stock method, if dilutive.

No options to purchase shares of common stock were excluded from the computation of common share equivalents for both the three and nine months ended May 31, 2011. Options to purchase shares of common stock of 39,000 were excluded from the computation of common share equivalents for both the three and nine months ended May 31, 2010, as stock option exercise prices were greater than the market price of a share of common stock.

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

The Company granted options to purchase 30,000 and 128,333 shares of its common stock during the nine months ended May 31, 2011 and 2010, respectively.  The fair value of option grants is determined at date of grant, using the Black-Scholes option pricing model with the assumptions listed below.  Based on these valuations, the Company recognized compensation expense of $150,109 and $141,315 during the nine months ended May 31, 2011 and 2010, respectively, related to the options that vested during such time period.  The stock-based expense recorded reduced after-tax net income per share by $0.02 for each of the nine months ended May 31, 2011 and 2010.  As of May 31, 2011, the total compensation cost for non-vested options not yet recognized in the Company’s consolidated statements of operations was $193,334 net of estimated forfeitures.  Additional stock-based compensation expense of $39,366 is expected through the remainder of fiscal year 2011, and expense of $125,891 and $28,076 is expected to be recognized during fiscal 2012 and fiscal 2013, respectively.  Future option grants will impact the compensation expense recognized.

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

The weighted average per share fair value of options granted during the nine months ended May 31, 2011 and 2010 was $3.60 and $2.98, respectively.  The weighted average remaining contractual life of the options outstanding as of May 31, 2011 and 2010 was 2.94 years and 2.71 years, respectively.

12.           GEOGRAPHIC AND SEGMENT INFORMATION

Net sales by geographic location as a percentage of total consolidated net sales for the three and nine months ended May 31, 2011 and May 31, 2010 were as follows:

	Three Months Ended		Nine Months Ended
	May 31, 2011	May 31, 2010	May 31, 2011	May 31, 2010
Inside the U.S.A. to unaffiliated customers	66.8%	71.6%	63.4%	73.4%
Outside the U.S.A. to:
Joint ventures in which the Company is a shareholder directly and indirectly	15.2	20.6	15.6	18.8
Unaffiliated customers	18.0	7.8	21.0	7.8
	100.0%	100.0%	100.0%	100.0%

Net sales by geographic location are based on the location of the customer.

Fees for services provided to joint ventures by geographic location as a percentage of total fees for services provided to joint ventures during the three and nine months ended May 31, 2011 and 2010 were as follows:

	Three Months Ended May 31,
	2011	% of Total Fees for Services Provided to Joint Ventures	2010	% of Total Fees for Services Provided to Joint Ventures
Japan	$324,185	20.0%	$219,783	19.3%
Germany	279,125	17.2%	240,624	21.1%
India	250,116	15.4%	141,137	12.4%
France	181,764	11.2%	126,702	11.1%
Finland	147,791	9.1%	97,747	8.6%
Sweden	131,450	8.1%	102,437	9.0%
United Kingdom	84,573	5.2%	72,736	6.4%
Other	224,581	13.8%	139,129	12.2%
	$1,623,585	100.0%	$1,140,295	100.0%

	Nine Months Ended May 31,
	2011	% of Total Fees for Services Provided to Joint Ventures	2010	% of Total Fees for Services Provided to Joint Ventures
Japan	$833,354	18.6%	$662,195	19.2%
Germany	800,877	17.9%	761,723	22.1%
India	611,985	13.7%	441,945	12.9%
France	505,354	11.3%	363,095	10.6%
Finland	414,567	9.3%	299,905	8.7%
Sweden	425,561	9.5%	288,510	8.4%
United Kingdom	243,917	5.4%	211,092	6.1%
Other	641,899	14.3%	413,098	12.0%
	$4,477,514	100.0%	$3,441,563	100.0%

The following table sets forth the Company’s net sales for the three and nine months ended May 31, 2011 and 2010 by segment:

	Three Months Ended		Nine Months Ended
	May 31, 2011	May 31, 2010	May 31, 2011	May 31, 2010
ZERUST® sales	$4,855,535	$3,072,037	$13,307,276	$8,485,046
Natur-Tec™ sales	245,243	165,161	670,061	340,032
Total net sales	$5,100,778	$3,237,198	$13,977,337	$8,825,078

The following table sets forth the Company’s cost of sales for the three and nine months ended May 31, 2011 and 2010 by segment:

		Three Months Ended				Nine Months Ended
	May 31, 2011	% of Product Sales*	May 31, 2010	% of Product Sales*	May 31, 2011	% of Product Sales*	May 31, 2010	% of Product Sales*
Direct cost of sales
ZERUST® cost of sales	$2,758,270	56.8%	$1,682,812	54.8%	$7,288,098	54.8%	$4,585,073	54.0%
Natur-Tec™ cost of sales	216,880	88.4%	111,541	67.5%	574,315	85.7%	230,488	67.8%
Indirect cost of sales	483,701	—	378,549	—	1,293,375	—	955,484	—
Total net cost of goods sold	$3,458,851		$2,172,902		$9,155,788		$5,771,045

* The percent of product sales is calculated by dividing the direct cost of sales for each individual segment category by the net sales for each segment category.

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

The geographical distribution of long-lived assets is set forth as follows:

	May 31,
	2011	2010
United States	$3,466,634	$3,452,530
Brazil	125,858	—
Consolidated	$3,592,492	$3,452,530

Long-lived assets consist primarily of property and equipment. These assets are periodically reviewed to assure the net realizable value from the estimated future production based on forecasted sales exceeds the carrying value of the assets.

13.           RESEARCH AND DEVELOPMENT

During the year ended August 31, 2009, the Company was awarded multiple research and development contracts.  The Company accrues proceeds received under the grants and offsets research and development expenses incurred in equal installments over the timelines associated with completion of the grants specific objectives and milestones. At May 31, 2011 and August 31, 2010, the Company deferred amounts received of $0 and $186,365, respectively, in other accrued liabilities, as the Company had not yet performed under the obligations of the contracts.

The Company expenses all costs related to product research and development as incurred.  The Company incurred $3,308,515 and $2,526,478 of expense during the nine months ended May 31, 2011 and 2010, respectively, in connection with its research and development activities.  These costs related to product research and development are the net amount after being reduced by reimbursements related to the awarding of the multiple research and development contracts of $219,175 and $400,094 for the nine months ended May 31, 2011 and 2010, respectively.  The net fees are accounted for in the “Research and Development Expenses” section of the consolidated statements of operations.

14.           COMMITMENTS AND CONTINGENCIES

On August 27, 2010, the Company’s Board of Directors, upon recommendation of the Compensation Committee, approved the material terms of an annual bonus plan for the Company’s executive officers and certain employees for the fiscal year ending August 31, 2011, the purpose of which is to align the interests of the Company, its executive officers and stockholders by providing an incentive for the achievement of key corporate and individual performance measures that are critical to the success of the Company and linking a significant portion of each executive officer’s annual compensation to the achievement of such measures.  The following is a brief summary of the material terms approved by the Board:

•	The total amount available under the bonus plan will be up to 25% of the Company’s pre-bonus earnings before interest, taxes and other income (“EBITOI”);

•	The total amount available under the bonus plan will be $0 if EBITOI, as adjusted to take into account amounts to be paid under the bonus plan, fall below 70% of target EBITOI; and

•
The payment of bonuses under the plan will be purely discretionary and will be paid to executive officer participants in both cash and stock, the exact amount and percentages of which will be determined by the Company’s Board of Directors, upon recommendation of the Compensation Committee.

There was $1,186,705 for management bonuses accrued for nine months ended May 31, 2011 compared to a management bonus accrual of $571,044 for the nine months ended May 31, 2010.

The Company leases property located at 23205 Mercantile Road, Beachwood, Ohio for research and development purposes. Total rent expense for the nine months ended May 31, 2011 and 2010 was $180,264 and $91,220 respectively. Remaining rentals payable under such leases are as follows: fiscal 2011 - $59,845; fiscal 2012 - $238,500; fiscal 2013 - $238,500; fiscal 2014 - $59,500 and thereafter - $0.

One customer accounted for 10.6% of the Company’s trade receivables, excluding joint ventures at August 31, 2010. One joint venture accounted for 49.4% of the Company’s trade joint venture receivables at May 31, 2011. One joint venture accounted for 36.4% of the Company’s trade joint venture receivables at August 31, 2010.

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

NTIC has developed proprietary corrosion inhibiting technologies for use in the mitigation of corrosion on capital assets used in the petroleum and chemical process industries and is initially targeting the sale of these new ZERUST® products to the oil and gas industry sector.  During fiscal 2009, NTIC announced the signing of a multi-year contract between NTIC’s Brazilian subsidiary (Zerust Prevenção de Corrosão S.A.) and Petroleo Brasileiro S.A. (Petrobras) to install and service proprietary corrosion protection technologies on the roofs of an initial set of aboveground oil storage tanks at the Petrobras REDUC refinery in Rio de Janeiro, Brazil.  Also during fiscal 2009, NTIC signed multiple joint research and development contracts with Petrobras’s research and development group at the Leopoldo Américo Miguez de Mello Research & Development Center (CENPES) pursuant to which the parties will undertake a 20-month Petrobras funded effort to explore, understand and resolve bottom plate corrosion issues in aboveground storage tanks.  A second 12-month Petrobras sponsored project has also started aimed at field trials of certain pipeline protection technologies.  All of these projects continued during fiscal 2010 and the first nine months of fiscal 2011.  During fiscal 2011, NTIC’s Brazilian subsidiary signed a Phase 2 expanded contract with Petrobras to supply an additional $2.6 million (BRL$ 4.21 million) in ZERUST® FlangeSaver™ products to help protect several more of Petrobras’ off-shore oil production rigs from corrosion damage.  It is anticipated that the majority of this contract will be fulfilled during fiscal 2012.

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

In addition to ZERUST® products and services, NTIC develops and markets a portfolio of bio-based and/or biodegradable (compostable) polymer resin compounds and finished products under the Natur-Tec® brand.  The Natur-Tec® bioplastics portfolio includes flexible film, foam, rigid injection molded materials and engineered plastics. Natur-Tec® biodegradable and compostable finished products include shopping and grocery bags, lawn and leaf bags, can liners, pet waste collection bags, cutlery, packaging foam and coated paper products and are engineered to be fully biodegradable in a composting environment.  During fiscal 2010 and the first nine months of fiscal 2011, NTIC focused on adding additional distributors and generating initial sales with these distributors.  During third quarter of fiscal 2011, NTIC signed a memorandum of understanding with the Indian conglomerate ITC Limited to jointly develop and commercialize biopolymer-paper products targeted at the consumer goods packaging market in India. The two companies will jointly develop solutions in the Indian market towards providing biodegradable/compostable products such as food service ware, food packaging, personal care product packaging and other fast-moving consumer goods packaging. The biopolymer materials will be manufactured by Harita-NTI, NTIC’s Indian joint venture, for integration with paper manufactured by ITC’s Paperboards and Specialty Papers Division (PSPD). Both companies also collaboratively will develop and promote joint branding and messaging for these products.  In addition, during third quarter of fiscal 2011, NTIC entered into an agreement with Italy based Naturfuels S.r.l. to distribute its Natur-Tec® bioplastic materials and products in the Italian market.  Under the terms of the distribution agreement, NTIC will supply Naturfuels with its patented high-strength Natur-Tec® BF703BX compostable film grade resin to be used for the production of bio-plastic shopping and garbage bags on conventional plastic film production equipment. BF703BX resin based film has been previously certified to be fully compostable in strict accordance to the European standard of EN13432 for compostable plastics by AIB-Vincotte, a respected Belgian third-party certification provider.

NTIC’s Polymer Energy LLC joint venture develops and promotes a system that uses catalytic pyrolysis to convert waste plastic (primarily polyolefins) into hydrocarbons (primarily a mix of diesels, gasoline and heavy fractions) resulting in an economically viable and environmentally responsible alternative to current methods of recycling and disposal of waste plastic.  Each unit can process up to ten tons of waste plastic per day, and the modular design allows for easily scalable capacity.  The crude output is high-grade and can be further processed in a refinery or used as an input for co-generation of electricity.  During fiscal 2010 and the first nine months of fiscal 2011, NTIC’s Polymer Energy LLC joint venture focused on making design improvements to the Polymer Energy™ equipment and generating initial interest from potential customers in India, Thailand and Indonesia.

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

NTIC does not consolidate the results of its joint ventures, other than commencing in the fourth quarter of 2010, Zerust Prevenção de Corrosão S.A., NTIC’s subsidiary in Brazil (“Zerust Brazil”).  NTIC holds 85% of the equity and 85% of the voting rights of Zerust Brazil.  Prior to the fourth quarter of fiscal 2010 and the preparation of NTIC’s fiscal 2010 financial statements, NTIC accounted for its Zerust Brazil investment under the equity method.  NTIC owned only 50%, which it considered to be less than a majority, of the equity and voting rights of Zerust Brazil prior to September 2006.  NTIC acquired an additional 35% ownership interest in Zerust Brazil in September 2006 and held 85% of the equity and voting rights thereafter.  Prior to the fourth quarter of fiscal 2010, NTIC held the additional 35% ownership interest in Zerust Brazil with the intent of finding an acquiring party, believing its majority control of Zerust Brazil would be temporary and determined not to consolidate Zerust Brazil because the impact on NTIC’s consolidated financial statements was immaterial.  During the fourth quarter of fiscal 2010, NTIC stopped pursuing a buyer of the 35% ownership interest and decided to consolidate the financial results of Zerust Brazil as of and for the fiscal year ended August 31, 2010.  NTIC believes that the impact of not consolidating Zerust Brazil on NTIC’s consolidated financial statements for periods prior to the fourth quarter of fiscal 2010 was immaterial to NTIC’s consolidated financial statements.

The following is a summary of certain line items of NTIC’s consolidated statements of operations for the three months ended May 31, 2010 as reported and on a pro forma basis, assuming the consolidation of Zerust Brazil on NTIC’s consolidated financial statements as of the beginning of such period:

		Zerust	Eliminated in
	As Reported	Brazil	Consolidation	Pro Forma
Net sales	$3,237,198	$706,888	$(52,092)	$3,891,994
Cost of goods sold	2,172,902	364,225	(52,092)	2,485,035
Gross profit	1,064,296	342,663	—	1,406,959
Joint venture operations	2,651,829	—	(88,158)	2,563,671
Operating expenses	2,857,979	230,198	—	3,088,177
Operating income	858,146	112,465	(88,158)	882,453
Income before income tax expense	841,968	103,716	(88,158)	857,526
Net income	951,968	103,716	(88,158)	967,526
Net income attributable to non-controlling interest	—	15,557	—	15,557
Net income attributable to controlling interest	951,968	88,158	(88,158)	951,968
Net income per common diluted share	$0.22	$0.02	$(0.02)	$0.22

The following is a summary of certain line items of NTIC’s consolidated statements of operations for the nine months ended May 31, 2010 as reported and on a pro forma basis, assuming the consolidation of Zerust Brazil on NTIC’s consolidated financial statements as of the beginning of such period:

		Zerust	Eliminated in
	As Reported	Brazil	Consolidation	Pro Forma
Net sales	$8,825,078	$1,668,220	$(83,964)	$10,409,334
Cost of goods sold	5,771,045	891,214	(83,964)	6,578,295
Gross profit	3,054,033	777,006	—	3,831,039
Joint venture operations	6,350,683	—	(45,062)	6,305,621
Operating expenses	7,841,847	716,250	—	8,558,097
Operating income	1,562,869	60,756	(45,062)	1,578,563
Income before income tax expense	1,515,314	53,014	(45,062)	1,523,266

		Zerust	Eliminated in
	As Reported	Brazil	Consolidation	Pro Forma
Net income	1,734,314	53,014	(45,062)	1,742,266
Net income attributable to non-controlling interest	—	7,952	—	7,952
Net income attributable to controlling interest	1,734,314	45,062	(45,062)	1,734,314
Net income per common diluted share	$0.41	$0.01	$(0.01)	$0.41

NTIC has not consolidated the Polymer Energy LLC joint venture in NTIC’s consolidated financial statements for the nine months ended May 31, 2011 or 2010 or any prior period since Polymer Energy LLC has had limited activity since its inception in 2003 and NTIC believes that the impact of not consolidating this entity on NTIC’s consolidated financial statement has been immaterial.  Prior to fiscal 2010, Polymer Energy LLC did not have any financial activity including assets, liabilities, capital contributions, revenues or expenses.  During fiscal 2010, the only financial activity of Polymer Energy LLC was the receipt of license fees which were distributed to its owners in proportion to their respective ownership percentages.  Since NTIC owns a 62.5% ownership interest in Polymer Energy LLC, NTIC received and recorded a portion of these fees for services provided to joint ventures in its fiscal 2010 consolidated financial statements.  No license fees were received by Polymer Energy LLC and no other financial activity took place during the nine months ended May 31, 2011.  Accordingly, during the nine months ended May 31, 2011, NTIC received and recorded no fees for services provided to joint ventures in its consolidated financial statements attributable to its ownership interest in Polymer Energy LLC.

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

NTIC’s consolidated net sales increased 57.6% and 58.4% during the three and nine months ended May 31, 2011, respectively, compared to the three and nine months ended May 31, 2010.  These increases were primarily a result of increased sales of ZERUST® rust and corrosion inhibiting packaging products and services and sales to NTIC’s joint ventures and the consolidation of Zerust Brazil on NTIC’s consolidated financial statements.  During the three and nine months ended May 31, 2011, 95.2% of NTIC’s consolidated net sales were derived from sales of ZERUST® products and services, which increased 58.1% and 56.8%  to $4,855,535 and $13,307,276 during the three and nine months ended May 31, 2011, respectively, compared to $3,072,037 and $8,485,046 during the three and nine months ended May 31, 2010, respectively, due to increased demand primarily as a result of the economic recovery of the domestic manufacturing sector, the addition of new customers and the consolidation of Zerust Brazil, partially offset by decreased pricing due to increased competition.  During the three and nine months ended May 31, 2011, 4.8%  of NTIC’s consolidated net sales were derived from sales of Natur-Tec® products compared to 5.1% and 3.9% during the three and nine months ended May 31, 2010, respectively.  Net sales of Natur-Tec® products increased 48.5% and 97.1% during the three and nine months ended May 31, 2011, respectively, compared to the three and nine months ended May 31, 2010.  These increases were primarily due to the addition of new Natur-Tec® distributors on the West Coast of the United States.

Cost of goods sold as a percentage of net sales increased slightly to 67.8% and 65.5% for the three and nine months ended May 31, 2011, respectively, compared to 67.1% and 65.4% for the three and nine months ended May 31, 2010, respectively, primarily as a result of slightly reduced margins resulting from a slight increase in raw material prices, partially offset by increased net sales.

NTIC’s equity in income of joint ventures increased 14.1% and 56.4% during the three and nine months ended May 31, 2011, respectively.  Equity in income of joint ventures was $1,724,477 and $4,549,267 during the three and nine months ended May 31, 2011, respectively, compared to $1,511,534 and $2,909,120 during the three and nine months ended May 31, 2010, respectively.  NTIC recognized a 42.4% and 30.1% increase in fees for services provided to joint ventures during the three and nine months ended May 31, 2011, respectively, compared to the three and nine months ended May 31, 2010.  Both of these increases were primarily a result of a 39.3% increase in total net sales of NTIC’s joint ventures during the nine months ended May 31, 2011 compared to the nine months ended May 31, 2010.  This increase in total net sales of NTIC’s joint ventures was primarily a result of the targeting of new business opportunities and the economic recovery, to some extent, of the international manufacturing sector that the NTIC joint venture network serves.

NTIC’s total operating expenses increased 32.9% during the nine months ended May 31, 2011 compared to the nine months ended May 31, 2010 primarily as a result of the consolidation of Zerust Brazil on NTIC’s consolidated financial statements, an increase in personnel expenses and an increase in the accrual of the management bonus.  NTIC expenses all costs related to product research and development as incurred.  NTIC incurred $3,308,515 and $2,526,478 of expense during the nine months ended May 31, 2011 and 2010, respectively, in connection with its research and development activities.  These costs related to product research and development are the net amount after being reduced by reimbursements related to the awarding of the multiple research and development contracts of $219,175 and $400,094 for the nine months ended May 31, 2011 and 2010, respectively. NTIC anticipates that it will spend between $4,000,000 and $4,500,000 in total during fiscal 2011 on research and development activities related to its core and new technologies.  This estimate is a net range after being reduced by reimbursements related to the awarding of multiple research and development contracts.

Net income attributable to NTIC increased 7.5% to $1,023,549, or $0.23 per diluted common share, for the three months ended May 31, 2011 compared to $951,968, or $0.22 per diluted common share, for the three months ended May 31, 2010.  Net income attributable to NTIC increased 65.6%, to $2,872,369, or $0.66 per diluted common share, for the nine months ended May 31, 2011 compared to $1,734,314, or $0.41 per diluted common share, for the nine months ended May 31, 2010.  These increases were primarily the result of increased income from NTIC’s joint ventures and gross profit, partially offset by an increase in operating expenses.  NTIC anticipates that its quarterly net income will remain subject to significant volatility primarily due to the financial performance of its joint ventures and sales of its ZERUST® products and services into the oil and gas industry and Natur-Tec® bioplastics products, which sales fluctuate more on a quarterly basis than the traditional ZERUST® business.

NTIC’s working capital was $8,905,217 at May 31, 2011, including $2,676,921 in cash and cash equivalents compared to $5,918,923 at August 31, 2010, including $1,776,162 in cash and cash equivalents.

Results of Operations

The following table sets forth NTIC’s results of operations for the three months ended May 31, 2011 and May 31, 2010.

	Three Months Ended May 31, 2011	% of Net Sales	Three Months Ended May 31, 2010	% of Net Sales	$ Change	% Change
Net sales, excluding joint ventures	$4,367,589	85.6%	$2,559467	79.1%	$1,808,122	70.6%
Net sales, to joint ventures	733,189	14.4%	677,731	20.9%	55,458	8.2%
Cost of goods sold	3,458,851	67.8%	2,172,902	67.1%	1,285,949	59.2%
Equity in income of joint ventures	1,724,477	33.8%	1,511,534	46.7%	212,943	14.1%
Fees for services provided to joint ventures	1,623,585	31.8%	1,140,295	35.2%	483,290	42.4%
Selling expenses	1,167,630	22.9%	819,572	25.3%	348,058	42.5%
General and administrative expenses	1,126,823	22.1%	869,183	26.9%	257,640	29.6%
Expenses incurred in support of joint ventures	244,959	4.8%	208,444	6.4%	36,515	17.5%
Research and development expenses	$1,207,889	23.7%	$960,780	29.7%	$247,109	25.7%

The following table sets forth NTIC’s results of operations for the nine months ended May 31, 2011 and May 31, 2010.

	Nine Months Ended May 31, 2011	% of Net Sales	Nine Months Ended May 31, 2010	% of Net Sales	$ Change	% Change
Net sales, excluding joint ventures	$11,906,999	85.2%	$7,164,784	81.2%	$4,742,215	66.2%
Net sales, to joint ventures	2,070,338	14.8%	1,660,294	18.8%	410,044	24.7%
Cost of goods sold	9,155,788	65.5%	5,771,045	65.4%	3,384,743	58.7%
Equity in income of joint ventures	4,549,267	32.6%	2,909,120	33.0%	1,640,147	56.4%
Fees for services provided to joint ventures	4,477,514	32.0%	3,441,563	39.0%	1,035,951	30.1%
Selling expenses	3,088,237	22.1%	2,004,094	22.7%	1,084,143	54.1%
General and administrative expenses	3,300,626	23.61%	2,628,447	29.8%	672,179	25.6%
Expenses incurred in support of joint ventures	722,955	5.2%	682,828	7.7%	40,127	5.9%
Research and development expenses	$3,308,515	23.7%	$2,526,478	28.6%	$782,037	31.0%

Net Sales. NTIC’s consolidated net sales increased 57.6% and 58.4% to $5,100,778 and $13,977,337, respectively during the three and nine months ended May 31, 2011 compared to the three and nine months ended May 31, 2010.  NTIC’s consolidated net sales to unaffiliated customers excluding NTIC’s joint ventures increased 70.6% and 66.2% to $4,367,589 and $11,906,999, respectively, during the three and nine months ended May 31, 2011 compared to the same respective prior year periods.  These increases were primarily a result of increased sales of ZERUST® rust and corrosion inhibiting packaging products and services and the consolidation of Zerust Brazil on NTIC’s consolidated financial statements.  Net sales to joint ventures decreased 8.2% to $733,189 during the three months ended May 31, 2011 compared to the same prior year period and increased 24.7% to $2,070,338 during the nine months ended May 31, 2011 compared to the same prior year period.  These increases were due to increases in demand primarily as a result of the economic recovery of the international manufacturing sector, partially offset by decreased pricing due to increased competition.

The following table sets forth NTIC’s net sales by product category for the three and nine months ended May 28, 2011 and 2010 by segment:

	Three Months Ended		Nine Months Ended
	May 31, 2011	May 31, 2010	May 31, 2011	May 31, 2010
ZERUST® sales	$4,855,535	$3,072,037	$13,307,276	$8,485,046
Natur-Tec™ sales	245,243	165,161	670,061	340,032
Total North American net sales	$5,100,778	$3,237,198	$13,977,337	$8,825,078

During the three and nine months ended May 31, 2011, 95.2% of NTIC’s consolidated net sales were derived from sales of ZERUST® products and services, which increased 58.1% and 56.8% to $4,855,535 and $13,307,276 during the three and nine months ended May 31, 2011, respectively, compared to $3,072,037 and $8,485,046 during the three and nine months ended May 31, 2010, respectively, due to increased demand primarily as a result of the economic recovery of the domestic manufacturing sector, the addition of new customers and the consolidation of Zerust Brazil, partially offset by decreased pricing due to increased competition. Overall demand for ZERUST® products and services depends heavily on the overall health of the industrial markets in which NTIC sells its products, including in particular the automotive market. NTIC has focused its sales efforts of ZERUST® products and services by strategically targeting customers with specific corrosion issues in new market areas, including the oil and gas industry and other industrial sectors that offer sizable growth opportunities. NTIC’s consolidated net sales during the three and nine months ended May 31, 2011 included $831,290 and $2,382,913, respectively, of sales made by Zerust Brazil, and of those sales, $114,545 and $741,567, respectively, in sales were made to the oil and gas industry sector in Brazil.  As previously disclosed, during the fourth quarter of fiscal 2010, Zerust Brazil received purchase orders for ZERUST® FlangeSaver™ products from Petrobras representing an aggregate of $1.4 million.  During third quarter of fiscal 2011, NTIC fulfilled the remaining product from this first contract and subsequently entered into a second contract for ZERUST® FlangeSaver™ products representing an aggregate of

$2.6 million.  NTIC anticipates sales to Petrobras under this second contract mostly during fiscal 2012 as Petrobras continues to roll this product out to more of its platforms.  NTIC also anticipates that its sales of ZERUST® products and services into the oil and gas industry will remain subject to significant volatility from quarter to quarter as sales are converted and purchase orders are filled.

Net sales of Natur-Tec® products increased 48.5% and 97.1% to $245,243 and $670,061 during the three and nine months ended May 31, 2011, respectively, compared to the three and nine months ended May 31, 2010.  These increases were primarily due to the addition of new Natur-Tec® distributors on the West Coast of the United States.  NTIC anticipates additional revenue in future periods from anticipated sales of film-grade resin to customers in both the North American and European markets, primarily to meet anticipated demand for biodegradable plastic bags that comply with various regulations. Additionally, NTIC is continuing to strengthen and expand its West Coast distribution network in California, while expanding its industrial distribution reach to geographical “green” hotspots such as Oregon, Washington, Minnesota and New England.  NTIC is also targeting key national and regional retailers utilizing independent sales agents.  Demand for the Natur-Tec® products depends primarily on market acceptance of the products and the extent of NTIC’s distribution network, which as of May 31, 2011 consisted of approximately 16 distributors and independent manufacturer’s sales representatives.

Cost of Goods Sold.  Cost of goods sold increased 59.2% and 58.7% for the three and nine months ended May 31, 2011, respectively, compared to the three and nine months ended May 31, 2010 primarily as a result of increased net sales as described above.  Cost of goods sold as a percentage of net sales increased slightly to 67.8% and 65.5% for the three and nine months ended May 31, 2011, respectively, compared to 67.1% and 65.4% for the three and nine months ended May 31, 2010, respectively, primarily as a result of slightly reduced margins resulting from a slight increase in raw material prices, partially offset by increased net sales.

Equity in Income of Joint Ventures. NTIC had equity in income of joint ventures of $1,724,477 and $4,549,267 during the three and nine months ended May 31, 2011, respectively, compared to equity in income of joint ventures of $1,511,534 and $2,909,120 during the three and nine months ended May 31, 2010, respectively.  The increase in equity in income was due to increased profitability of NTIC’s joint ventures primarily resulting from increased sales. Of the total equity in income of joint ventures, NTIC had equity in income of joint ventures of $2,550,188 attributable to its joint venture in Germany during the nine months ended May 31, 2011 compared to $1,505,024 attributable to its joint venture in Germany during the nine months ended May 31, 2010.  Of the total equity in income of joint ventures, NTIC had equity in income of joint ventures of $912,449 attributable to its ASEAN joint venture holding company during the nine months ended May 31, 2011 compared to $677,175 attributable to its ASEAN joint venture holding company during the nine months ended May 31, 2010.  NTIC had equity in income of all other joint ventures of $1,086,630 during the nine months ended May 31, 2011 compared to $726,921 during the nine months ended May 31, 2011.

Fees for Services Provided to Joint Ventures.  NTIC recognized fee income for services provided to joint ventures of $1,623,585 and $4,477,514 during the three and nine months ended May 31, 2011, respectively, compared to $1,140,295 and $3,441,563 during the three and nine months ended May 31, 2010, respectively, representing an increase of 42.4% and 30.1%, respectively.  These increases in fees for services provided to joint ventures were due primarily to increases in net sales of NTIC’s joint ventures, which increased to $86,744,626 in the nine months ended May 31, 2011 compared to $62,294,519 in the nine months ended May 31, 2010, representing an increase of 39.2%.  Sales of NTIC’s joint ventures are not included in NTIC’s product sales and are not combined with NTIC’s sales in NTIC’s consolidated financial statements or in any description of NTIC’s sales.

Of the total fee income for services provided to its joint ventures, fees of $800,877 were attributable to NTIC’s joint venture in Germany during the nine months ended May 31, 2011 compared to $761,722 attributable to its joint venture in Germany during the nine months ended May 31, 2010.  This slight increase was the result of foreign currency exchange rate fluctuations.   NTIC does not receive fees attributable to its ASEAN joint venture holding company.  NTIC receives dividend payments based on fees paid from the joint ventures that comprise the ASEAN investments.

NTIC sponsors a worldwide joint venture conference approximately every three to four years in which all of NTIC’s joint ventures and subsidiaries are invited to participate.  NTIC defers a portion of its fees for services provided to joint ventures in each accounting period leading up to the next conference, reflecting that NTIC has not fully earned the payments received during that period.  The next joint venture conference is scheduled to be held in the summer of 2012.  There was no additional deferred income recorded within other accrued liabilities during the nine months ended May 31, 2011 related to this future conference since $288,000 had been accrued over the past three fiscal years, which represents the amount that NTIC expects to spend every three years to hold the conference.  This amount is based on the historical experience of NTIC, current conditions and the intentions of NTIC’s management.  NTIC does not anticipate deferring any additional fees for services provided to joint ventures until after the next conference.  The costs associated with these joint venture conferences are offset against the deferral as incurred, generally in the period in which the conference is held and immediately before.

Selling Expenses.  NTIC’s selling expenses increased 42.5% for the three months ended May 31, 2011 compared to the same period in fiscal 2010 due to increases in compensation and employee benefits, lab testing related expenses, commission expenses, travel and related expenses, consulting expenses and selling expenses incurred at Zerust Brazil.  NTIC’s selling expenses increased 54.1% for the nine months ended May 31, 2011 compared to the same period in fiscal 2010 due to increases in compensation and employee benefits, lab testing related expenses, commission expenses, travel and related expenses and selling expenses incurred at Zerust Brazil. As a percentage of net sales, selling expenses decreased to 22.9% and 22.1% during the three and nine months ended May 31, 2011, respectively, from 25.3% and 22.7% during the three and nine months ended May 31, 2010, respectively, due to smaller proportional increases in selling expenses, compared to the increases in net sales.

General and Administrative Expenses.  NTIC’s general and administrative expenses increased 29.6% for the three months ended May 31, 2011 compared to the same period in fiscal 2010 due to increases in compensation and related benefits, and general and administrative expenses incurred at Zerust Brazil, partially offset by decreases in consulting expenses, loan write-off and auditing and tax expense.  NTIC’s general and administrative expenses increased 25.6% for the nine months ended May 31, 2011compared to the same period in fiscal 2010 due to increases in compensation and related benefits and general and administrative expenses incurred at Zerust Brazil which were not consolidated in the nine months ended May 31, 2010, partially offset by decreases in consulting expenses and loan write-off.  As a percentage of net sales, general and administrative expenses decreased to 22.1% and 23.6% for the three and nine months ended May 31, 2011, respectively, from 26.9% and 29.8% for the three and nine months ended May 31, 2010, respectively, primarily as a result of fixed general and administrative expenses spread over increased net sales.

Expenses Incurred in Support of Joint Ventures.  Expenses incurred in support of NTIC’s joint ventures were $244,959 and $722,955 during the three and nine months ended May 31, 2011, respectively, compared to $208,444 and $682,828 during the three and nine months ended May 31, 2010, representing an increase of 8.6% and 0.8%, respectively.

Research and Development Expense.  NTIC’s research and development expenses increased 25.7% and 31.0% for the three and nine months ended May 31, 2011, respectively, compared to the same respective periods in fiscal 2010 due to increases in salary and benefits and lab testing related expenses, partially offset by a decrease in consulting expenses.

Interest Income.  NTIC’s interest income increased to $8,522 and $13,131 during the three and nine months ended May 31, 2011, respectively, compared to $864 and $5,607 during the three and nine months ended May 31, 2010, respectively, primarily due to increased cash balances earning interest.

Interest Expense.  NTIC’s interest expense decreased to $7,880 and $53,355 during the three and nine months ended May 31, 2011, respectively, compared to $23,867 and $73,637 during the three and nine months ended May 31, 2010, respectively, primarily due to the refinancing of NTIC’s term loan and its decreased term loan balance during the most recent periods.

Income Before Income Tax Expense (Benefit).  Income before income tax expense (benefit) increased to $1,250,155 and $3,408,248 for the three and nine months ended May 31, 2011, respectively, compared to $841,968 and $1,515,314 for the three and nine months ended May 31, 2010, respectively.

Income Tax Expense (Benefit).  Income tax expense was $228,000 and $490,000 during the three and nine months ended May 31, 2011, respectively, compared to income tax benefit of $(110,000) and $(219,000) during the three and nine months ended May 31, 2010, respectively.  Income tax expense was calculated based on management’s estimate of NTIC’s annual effective income tax rate.  NTIC’s annual effective income tax rate during the nine months ended May 31, 2011 and 2010 was lower than the statutory rate primarily due to NTIC’s equity in income of joint ventures being recognized based on after-tax earnings of these entities.  To the extent undistributed earnings of NTIC’s joint ventures are distributed to NTIC, it is not expected to result in any material additional income tax liability after the application of foreign tax credits. NTIC determined based on all available evidence, including historical data and projections of future results, that it is more likely than not that all of its deferred tax assets, except for its foreign tax credit carryforwards and Minnesota state research and development credit carryforwards, will be fully realized and that NTIC’s deferred tax asset related to foreign tax credit carryforwards will not be realized due to insufficient federal taxable income within the carryforward period and the fact that for ordering purposes the foreign tax credit carryforwards are not allowed to be used until after any current year foreign tax credits are utilized.

Liquidity and Capital Resources

Sources of Cash and Working Capital.  As of May 31, 2011, NTIC’s working capital was $8,905,217, including $2,676,921 in cash and cash equivalents, compared to working capital of $5,918,923, including $1,776,162 in cash and cash equivalents, as of August 31, 2010.

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

As of May 31, 2011, NTIC had a revolving line of credit with PNC Bank of $3,000,000 with no amounts outstanding as of such date.  The line of credit is evidenced by an amended and restated committed line of credit note in the principal amount of up to $3,000,000.  The line of credit has a $1,200,000 standby letter of credit subfacility, with any standby letters of credit issued thereunder being at the sole discretion of PNC Bank.  Any standby letters of credit issued under the subfacility are subject to customary fees and charges payable by NTIC.  Advances made under the line of credit are due and payable on January 10, 2012.  At the option of NTIC, outstanding advances under the line of credit bear interest at either (a) an annual rate based on LIBOR plus 2.15% for the applicable LIBOR interest period selected by NTIC or (b) at the rate publicly announced by PNC Bank from time to time as its prime rate.  Interest is payable in arrears (a) for the portion of advances bearing interest under the prime rate on the last day of each month during the term thereof and (b) for the portion of advances bearing interest under the LIBOR option on the last day of the respective LIBOR interest period selected for such advance.  Any unpaid interest is payable on the maturity date.

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

NTIC traditionally has used the cash generated from its operations, distributions of earnings and fees for services provided to its joint ventures to fund NTIC’s new technology investments and capital contributions to new and existing joint ventures.  NTIC’s joint ventures traditionally have operated with little or no debt and have been self-financed with minimal initial capital investment and minimal additional capital investment from their respective owners.  Therefore, NTIC believes it is not likely that there exists any exposure to debt by NTIC’s joint ventures that could materially impact their respective operations and/or liquidity.

Uses of Cash and Cash Flows.  Net cash used in operating activities during the nine months ended May 31, 2011 was $1,813,381 which resulted principally from NTIC’s equity in income from joint ventures and increases in receivables, inventories and prepaid expenses and a decrease in accounts payables, partially offset by NTIC’s net income and increases in income taxes payable and accrued liabilities.  Net cash used in operating activities for the nine months ended May 31, 2010 was $1,253,606, which resulted principally from NTIC’s equity in loss from joint ventures and decreases in inventories and trade receivables, partially offset by NTIC’s net income, expensing of stock options vested, depreciation and amortization expense, and increases in fees for services provided to joint ventures and accrued liabilities.

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

NTIC experienced an increase in inventory as of May 31, 2011 compared to August 31, 2010 due to the increase in net sales during the most recent period and requests from customers to stock more products to shorten lead times and meet customer demand.

Outstanding trade receivables excluding joint ventures balances as of May 31, 2011 increased 9 days to an average of 49 days from balances outstanding from these customers as of August 31, 2010.

Outstanding trade receivables from joint ventures as of May 31, 2011 decreased $226,269 compared to August 31, 2010, primarily due to an increase in collection efforts on net sales to joint ventures, which also resulted in an decrease of outstanding balances from trade receivables from joint ventures as of May 31, 2011 of 114 days to an average of 124 days from balances outstanding from these customers as of August 31, 2010.  The significant average days outstanding of trade receivables from joint ventures as of May 31, 2011 were primarily due to the current receivable balance at NTIC’s joint venture in India.  NTIC has made separate arrangements for payments on product that NTIC’s joint venture in India has purchased from NTIC until the product is sold.

Outstanding fees for services provided to joint ventures as of May 31, 2011 increased $648,851 as compared to August 31, 2010, primarily resulting from increased joint venture sales.  The higher fees for the nine months ended May 31, 2011 resulted in an increase of 16 days of fees receivable outstanding as of May 31, 2011 to an average of 112 days as compared to August 31, 2010.

Net cash provided by investing activities for the nine months ended May 31, 2011 was $2,287,585 which was comprised of dividends received from joint ventures and proceeds from sale of property and equipment partially offset by additions to property and equipment, additions to patents and investments in joint ventures.  Net cash provided by investing activities for the nine months ended May 31, 2010 was $25,059 which was comprised of dividends received from joint ventures, partially offset by investments in joint ventures, patents and additions to property and equipment.

Net cash provided by financing activities for the nine months ended May 31, 2011 was $402,917, which resulted from proceeds from option exercises and NTIC’s employee stock purchase plan, partially offset by principal payments on the bank loan for NTIC’s corporate headquarters buildings.  Net cash provided by financing activities for the nine months ended May 31, 2010 was $2,193,283, which resulted primarily from the issuance of common stock and, to a lesser extent, proceeds from NTIC’s employee stock purchase plan and option exercises, partially offset by repayments to the demand line of credit and principal payments on the bank loan for NTIC’s corporate headquarters buildings.

Capital Expenditures and Commitments.  NTIC had no material lease or other material capital commitments as of May 31, 2011, except a lease agreement for approximately 16,994 square feet of office, manufacturing, laboratory and warehouse space in Beachwood, Ohio, requiring monthly payments of $17,500, which are adjusted annually according to the annual consumer price index, through November 2014.  In January 2011, NTI Facilities, Inc. sold its membership interest in Omni-Northern Ltd., which owned the building, for $100,000. This resulted in a net gain of $47,575 after the write-off of various leasehold improvements.

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

At the option of NTIC, outstanding advances under NTIC’s $3,000,000 revolving line of credit with PNC Bank bear interest at either (a) an annual rate based on LIBOR plus 2.15% for the applicable LIBOR interest period selected by NTIC or (b) at the rate publicly announced by PNC Bank from time to time as its prime rate, and thus may subject NTIC to some market risk on interest rates.  As of May 31, 2011, NTIC had no borrowings under the line of credit.

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

Changes in Internal Control over Financial Reporting

There was no change in NTIC’s internal control over financial reporting that occurred during the quarter ended May 31, 2011 that has materially affected, or is reasonably likely to materially affect NTIC’s internal control over financial reporting.

PART IIOTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Not applicable.

ITEM 1A.	RISK FACTORS

This Item 1A is inapplicable to NTIC as a smaller reporting company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Equity Securities

During the three months ended May 31, 2011, NTIC did not issue any shares of its common stock or other equity securities of NTIC that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

During the three months ended May 31, 2011, NTIC did not purchase any shares of its common stock or other equity securities of NTIC.

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

ITEM 6.EXHIBITS

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

Date:  July 13, 2011                                                                              Matthew C. Wolsfeld, CPA
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