Form 10-K
period 2011-08-31
NORTHERN TECHNOLOGIES INTERNATIONAL CORP
filed 2011-11-21
CIK 875582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
______________________________
FORM 10-K
(Mark one)
[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2011

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________.

Commission file number  001-11038
____________________

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	41-0857886 (I.R.S. Employer Identification No.)
4201 Woodland Road P.O. Box 69 Circle Pines, Minnesota (Address of principal executive offices)	55014 (Zip Code)

(763) 225-6600
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.02 per share	The NASDAQ Stock Market LLC (NASDAQ Global Market)

Securities registered under Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES [  ]  NO [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES [  ]  NO [x]

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [x]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [  ]  NO [x]

The aggregate market value of the registrant’s common stock, excluding shares beneficially owned by affiliates, computed by reference to the closing sales price at which the common stock was last sold as of February 28, 2011 (the last business day of the registrant’s second fiscal quarter) as reported by the NASDAQ Global Market on that date was $58.6 million.

As of November 18, 2011, 4,397,324 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the registrant’s Proxy Statement for its 2012 Annual Meeting of Stockholders to be held February 2, 2012.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

ANNUAL REPORT ON FORM 10-K
FISCAL YEAR ENDED AUGUST 31, 2011

_______________

This annual report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by those sections.  For more information, see “Item 1.  Business – Forward-Looking Statements.”

As used in this report, references to “NTIC,” the “Company,” “we,” “our” or “us,” unless the context otherwise requires, refer to Northern Technologies International Corporation and its wholly owned subsidiaries, NTI Facilities, Inc. and Northern Technologies Holding Company, LLC, and its majority owned subsidiary, Zerust Prevenção de Corrosão S.A., all of which are consolidated on NTIC’s consolidated financial statements. NTIC’s consolidated financial statements do not include the accounts of any of its joint ventures.

References in this report to NTIC’s joint ventures do not include NTIC’s majority owned Brazilian subsidiary, Zerust Prevenção de Corrosão S.A.  As used in this report, references to “Zerust Brazil” refer to NTIC’s majority owned Brazilian subsidiary, Zerust Prevenção de Corrosão S.A.  As used in this report, references to “EXCOR” refer to NTIC’s primary joint venture in Germany, Excor Korrosionsschutz – Technologien und Produkte GmbH, references to “NTI ASEAN” refer to NTIC’s joint venture holding company for NTIC’s joint venture investments in the Association of Southeast Asian Nations (ASEAN) region, NTI ASEAN, LLC, and references to “HNTI” refer to NTIC’s joint venture in India, Harita NTI Limited.

All trademarks, trade names or service marks referred to in this report are the property of their respective owners.

PART I

Item 1.          BUSINESS

Overview

Northern Technologies International Corporation develops and markets proprietary environmentally beneficial products and services in over 55 countries either directly or via a network of joint ventures, independent distributors and agents.  NTIC’s primary business is corrosion prevention marketed mainly under the ZERUST® brand.  NTIC has been selling its proprietary ZERUST® rust and corrosion inhibiting products and services to the automotive, agriculture, electronics, electrical, mechanical, military and retail consumer markets for over 35 years, and more recently, has targeted and expanded into the oil and gas industry.  NTIC also sells a portfolio of bio-based and biodegradable (compostable) polymer resin compounds and finished products marketed under the Natur-Tec® brand.  These products are intended to reduce NTIC’s customers’ carbon footprint and provide environmentally sound disposal options.

In fiscal 2011, 95.0% of NTIC’s consolidated net sales were derived from the sales of ZERUST® rust and corrosion inhibiting products and services.  NTIC’s ZERUST® rust and corrosion inhibiting products include plastic and paper packaging, liquids and coatings, rust removers and cleaners, diffusers and variations of these products designed specifically for the oil and gas industry.   NTIC’s also offers worldwide on-site technical consulting for rust and corrosion prevention issues.  NTIC’s technical service consultants work directly with the end users of NTIC’s ZERUST® rust and corrosion inhibiting products to analyze their specific needs and develop systems to meet their technical requirements.  In North America, NTIC sells its ZERUST® corrosion prevention solutions through a direct sales force as well as a network of independent distributors and agents.  Internationally, NTIC sells its ZERUST® corrosion prevention solutions through its majority owned Brazilian subsidiary, Zerust Prevenção de Corrosão S.A. (Zerust Brazil), and joint venture arrangements in North America, Europe and Asia.

One of NTIC’s strategic initiatives is to expand into and penetrate other markets for its ZERUST® corrosion prevention solutions.  For the past several years, NTIC has focused its sales and marketing efforts on the oil and gas industry since the infrastructure that supports that industry is typically constructed using metals that are highly susceptible to corrosion and NTIC believes that its ZERUST® corrosion prevention solutions will minimize maintenance downtime on critical oil and gas industry infrastructure, extend the life of such infrastructure and reduce the risk of environmental pollution due to corrosion leaks.  Petroleo Brasileiro S.A. (Petrobras), an oil company located in Brazil, has conducted extensive multi-year product field trials of NTIC’s ZERUST® rust and corrosion inhibiting products.  During fiscal 2010, Zerust Brazil received a Phase I contract for an initial implementation of $1.4 million (BRL$ 2.5 million) in ZERUST® products to help protect Petrobras’s off-shore oil production platforms from corrosion damage.  During fiscal 2011, Zerust Brazil received a Phase 2 expanded contract with Petrobras to supply an additional $2.6 million (BRL$ 4.21 million) in ZERUST® products.  NTIC is also pursuing opportunities to market its ZERUST® rust and corrosion prevention solutions to other potential customers in the oil and gas industry across several countries through NTIC’s joint venture partners and other strategic partners and alliances.  NTIC has entered into various agreements to provide sales and marketing services for NTIC’s oil and gas industry specific corrosion prevention solutions with a particular focus on the markets in North America, South America, the Middle East and Asia.  NTIC believes the sale of its ZERUST® corrosion prevention solutions to customers in the oil and gas industry will involve a long sales cycle, likely including a one- to two-year trial period with each customer and a slow integration process thereafter.

NTIC’s consolidated net sales for fiscal 2011 included $984,004 in sales of Natur-Tec® bio-plastic resin compounds and finished products.  Natur-Tec® bio-based and biodegradable plastics are manufactured using NTIC’s patented and/or proprietary technologies and are intended to replace conventional petroleum-based plastics.  The Natur-Tec® bioplastics portfolio includes biopolymer resin compounds which are available in several grades tailored for a variety of applications, such as blown-film extrusion, extrusion coating, injection molding and rigid, engineered plastics, and finished products, including shopping and grocery bags, lawn and leaf bags, can liners, pet waste collection bags, cutlery, packaging foam and coated paper products, which are engineered to be fully biodegradable in a composting environment in accordance with ASTM D6400 and as certified by the Biodegradable Products Institute (BPI).  In North America, NTIC markets its Natur-Tec® resin compounds and finished products primarily through a network of independent distributors and agents.  Internationally, NTIC sells its Natur-Tec® resin compounds and finished products both directly and through some of its joint venture arrangements, including in particular its joint venture in India, Harita NTI Limited (HNTI).

In fiscal 2011, NTIC and HNTI signed a memorandum of understanding with the Indian conglomerate ITC Limited to jointly develop and commercialize biopolymer extrusion coated paper products targeted at the consumer goods packaging market in India. The companies are jointly developing solutions in the Indian market towards providing biodegradable/compostable products such as food service ware, food packaging, personal care product packaging and other fast-moving consumer goods packaging. The biopolymer resin compounds will be manufactured by HNTI for integration with paper manufactured by ITC’s Paperboards and Specialty Papers Division.  In addition, during fiscal 2011, NTIC entered into an agreement with Italy-based Naturfuels s.r.l. to distribute its Natur-Tec® bioplastic materials and products in the Italian and Swiss markets.  Under the terms of the distribution agreement, NTIC will supply Naturfuels with NTIC’s patented high-strength Natur-Tec® compostable film grade resin compounds to be used for the production of bio-plastic shopping and garbage bags on conventional plastic film production equipment in fiscal 2012.

Joint Ventures

NTIC participates, either directly or indirectly, in 24 active joint venture arrangements in North America, Europe and Asia.  Each of these joint ventures generally manufactures and markets products in the geographic territory to which it is assigned.  NTIC’s joint venture partners are knowledgeable in the applicable environmental, labor, tax and other requisite regulations and laws of the respective foreign countries in which they operate, as well as the local customs and business practices.  Although Zerust Brazil was originally formed as a joint venture with NTIC, it is no longer considered a joint venture, but rather a majority owned subsidiary of NTIC and unlike NTIC’s joint ventures, Zerust Brazil’s results are consolidated on NTIC’s consolidated financial statements.

While most of NTIC’s joint ventures exclusively sell rust and corrosion inhibiting products, some of NTIC’s joint ventures sell NTIC’s Natur-Tec® resin compounds and finished products and NTIC’s Polymer Energy LLC joint venture manufactures and sells Polymer Energy™ equipment that converts waste plastic into diesel, gasoline and heavy fractions.

The following table sets forth a list of NTIC’s operating joint ventures as of November 18, 2011, the country in which the joint venture is organized and NTIC’s ownership percentage in each joint venture:

Joint Venture Name	Country	NTIC Percent (%) Ownership
TAIYONIC LTD.	Japan	50%
ACOBAL SAS	France	50%
ZERUST-NIC (TAIWAN) CORP.	Taiwan(1)	25%
EXCOR GMBH	Germany	50%
ZERUST SINGAPORE PTE. LTD	Singapore(1)	50%

Joint Venture Name	Country	NTIC Percent (%) Ownership
ZERUST AB	Sweden	50%
MOSTNIC	Russia	50%
KOREA ZERUST CO., LTD.	South Korea	25%
ZERUST OY	Finland	50%
ZERUST (U.K.) LTD.	United Kingdom	50%
EXCOR-ZERUST S.R.O.	Czech Republic	50%
EXCOR SP. Z.O.O.	Poland	50%
ZERUST SPECIALTY TECH CO. LTD.	Thailand(1)	25%
TIANJIN ZERUST CO.	China(1)	25%
HARITA NTI LIMITED	India	50%
CHONG WAH-NTIA SDN. BHD.	Malaysia(1)	25%
NTIA ZERUST PHILIPPINES, INC.	Philippines(1)	25%
FIBRO NTI JOINT STOCK CO.	Turkey	50%
ZERUST CONSUMER PRODUCTS, LLC	United States	50%
POLYMER ENERGY LLC(2)	United States	62.5%
ZERUST – DNEPR	Ukraine	50%
PT. CHEMINDO – NTIA	Indonesia(1)	25%
LENPROMTECHNOLOGIES, LLC	Russia	50%
MUTEC GMBH	Germany(3)	44%
____________________
(1)	Indirect ownership interest through NTI ASEAN, LLC.
(2)	Polymer Energy LLC had immaterial activity in fiscal 2011 and fiscal 2010 and is not fully consolidated on NTIC’s consolidated financial statements.
(3)	Indirect ownership through Northern Instruments Corporation LLC.

NTIC typically owns a 50% ownership interest in each of its joint ventures.  However, NTIC owns a 62.5% ownership interest in Polymer Energy LLC and a 50% ownership interest in NTI ASEAN, LLC for NTIC’s joint venture investments in the Association of Southeast Asian Nations (ASEAN) region.  Taiyo Petroleum Gas Co. Ltd., NTIC’s existing joint venture partner in Japan, owns the remaining 50% ownership interest in NTI ASEAN, LLC.

NTIC has a 50% ownership interest in Northern Instruments Corporation LLC for NTIC’s joint venture investment in Mütec GmbH in Germany.  Taiyo Petroleum Gas Co. Ltd. owns the remaining 50% ownership interest in Northern Instruments Corporation LLC.  Northern Instruments Corporation LLC in turn owns 88% of Mütec GmbH.  Mütec GmbH manufactures proprietary electronic sensing instruments, which it sells through distributors as well as certain joint ventures.

NTIC’s joint venture in Germany, EXCOR GmbH (EXCOR), and NTIC’s ASEAN joint venture holding company (NTI ASEAN) are considered significant to NTIC’s consolidated assets and income; and therefore NTIC provides certain additional financial information regarding these entities in the notes to NTIC’s consolidated financial statements and elsewhere in this report.

NTIC’s receipt of funds as a result of sales by its joint ventures is dependent upon NTIC’s receipt of dividend distributions from the joint ventures and NTIC’s receipt of fees for services that NTIC provides to its joint ventures based primarily on the revenues of the joint ventures.  The profits of NTIC’s joint ventures are shared by the respective joint venture owners in accordance with their respective ownership percentages.  NTIC typically owns 50% or less of each of its joint venture entities and thus does not control the decisions of these entities regarding whether to pay dividends and, if paid, how much the dividends should be in any given year.  NTIC’s equity in income from its joint ventures was $5,536,243 in fiscal 2011 compared to $3,919,084 in fiscal 2010, an increase of 41.3%.  NTIC provides certain services to its joint ventures, including technical consulting, legal, insurance, technical and marketing services.  NTIC’s fee income for services provided to joint ventures was $6,129,979 in fiscal 2011 compared to $4,690,450 in fiscal 2010, an increase of 30.7%, primarily as a result of improved joint venture sales, which increased 40.4% to $119,276,553 during fiscal 2011 compared to $84,973,646 during fiscal 2010.  Sales by NTIC’s joint ventures are not included in the net sales of NTIC.  NTIC incurs direct expenses related to its joint ventures and in connection with NTIC’s provision of services to its joint ventures.  Such expenses include items such as employee compensation and benefits, travel, consulting, legal and lab supplies and testing expenses.  NTIC incurred $1,000,576 in direct joint venture expenses in fiscal 2011 compared to $875,869 in fiscal 2010, representing an increase of 14.2%.

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

Products

NTIC derives revenues directly and/or indirectly through its joint ventures from the following product lines:

ZERUST® Corrosion Prevention Solutions.  In fiscal 2011, 95.0% of NTIC’s consolidated net sales were derived from developing, manufacturing and marketing ZERUST® rust and corrosion inhibiting products and services.  Corrosion not only damages the appearance of metal products and components but also negatively impacts their mechanical performance.  This applies to the rusting of ferrous metals (iron and steel) and the deterioration by oxidation of nonferrous metals (aluminum, copper, brass, etc.).  NTIC’s ZERUST® corrosion prevention solutions include plastic and paper packaging, liquids and coatings, rust removers and cleaners, diffusers and variations of these products designed specifically for the oil and gas industry, as well as technical corrosion management and consulting services.

Plastic and Paper Packaging.  NTIC’s ZERUST® packaging products contain proprietary nontoxic chemical formulations that continuously release an invisible, odorless, safe and environmentally friendly corrosion inhibiting vapor into the enclosure that passivates metal surfaces and thereby inhibits rust and corrosion.  The corrosion-inhibiting protection is maintained as long as the metal products to be protected remain enclosed within the ZERUST® packaging.  Electron scanning shows that once the contents are removed from the ZERUST® package, the ZERUST® protection dissipates from the contents’ surfaces within two hours, leaving a clean, dry and corrosion-free metal component.  This mechanism of corrosion protection enables NTIC’s customers to easily package metal objects for rust-free shipment or long-term storage.  Furthermore, by eliminating costly greasing and degreasing processes and/or significantly reducing the use of oils to inhibit corrosion, NTIC’s ZERUST® corrosion prevention solutions provide customers significant savings in labor, material and capital expenditures for equipment to apply, remove and dispose of oil and grease, as well as the attendant environmental problems, as compared to traditional methods of corrosion prevention.

NTIC developed the first means of combining volatile corrosion inhibiting chemical systems with polyethylene and polypropylene resins.  Combining ZERUST® chemical systems with polyethylene and polypropylene resins permitted NTIC to introduce a line of plastic packaging products in the form of low and high density polyethylene bags and shroud film, including stretch, shrink, skin and bubble cushioning film, thereby giving packaging engineers an opportunity to ship and store ferrous, nonferrous and mixed multi-metal products in a clean, dry and corrosion-free condition, with an attendant overall savings in total packaging cost.  In addition to plastic packaging, NTIC has developed additives in liquid form to imbue kraft paper, corrugated cardboard, solid fiber and chipboard packaging materials with corrosion protection properties.  NTIC’s ZERUST® plastic and paper packaging products come in various thicknesses, strength enhancements, protection types, shapes and sizes.

Liquids and Coatings.  NTIC’s corrosion prevention solutions include a line of metal surface treatment liquids and coatings, which are oil, water and bio-solvent based, marketed under the Axxatec,™ Axxanol™ and Z-Maxx brand names.  These liquids and coatings provide powerful corrosion protection in aggressive environments, such as salt air and humid high temperatures.  Products are formulated for most metal types and protection levels.

Rust Removers and Cleaners.  NTIC also sells rust removal and cleaning products designed to recover rusty parts by replacing labor-intensive, abrasive cleaners that damage surfaces and fail to remove rust from small gear teeth and other difficult to reach areas under the ICT® and Axxaclean™ brand names.

Diffusers.  NTIC’s corrosion prevention solutions include a line of several diffusers, such as ZERUST ICT® Vapor Capsules, ZERUST ICT® Plastabs® and ZERUST ICT® Cor-Tabs®, which are designed to provide corrosion protection of interior surfaces, such as metals within switch gearboxes, electronic cabinets and other enclosures holding electrical gear.  Diffuser products are self-contained corrosion inhibiting capsules and tabs that prevent corrosion of multiple metal types within enclosures.  Diffusers work by permeating the interior air of an enclosure with an invisible, odorless, non-toxic corrosion inhibiting vapor that protects metal surfaces within the distance of a certain specified “radius of protection” which lasts for one or two years depending on the model.  This invisible and dry protective layer revaporizes upon removal of the capsule from the enclosure, leaving all surfaces clean, dry, residue-free and corrosion-free.  This product line also includes items such as ZERUST® gun cases and car covers, which are targeted at retail consumers.

ZERUST® Corrosion Prevention Solutions Designed Specifically for the Oil and Gas Industry.  NTIC has developed proprietary corrosion inhibiting solutions specifically for the mitigation of corrosion in capital assets used in the petroleum and chemical process industries and is initially targeting the sale of these ZERUST® corrosion solutions to potential customers in the oil and gas industry.   The infrastructure that supports the oil and gas industry is typically constructed using metals that are highly susceptible to corrosion.  The industrial environment at these facilities usually contains compounds, including sulfides and chlorides, which cause aggressive corrosion.  This problem affects pipelines, petroleum storage tanks, spare parts in long-term storage, process and other critical equipment. Besides the losses due to replacement of parts and structures, maintenance and repairs, product loss, etc., there are significant costs associated with lowered production.  In addition, there are also considerable health, safety and environmental risks that can greatly increase the losses due to corrosion.  NTIC believes that its ZERUST® oil and gas corrosion prevention solutions will minimize maintenance downtime on critical oil and gas industry infrastructure, extend the life of such infrastructure and reduce the risk of environmental pollution due to corrosion related product leaks.

NTIC’s rust and corrosion inhibiting products for the oil and gas industry include ZERUST® Flange Savers,™ ZERUST® ReCAST-R VCI Dispensers and ZERUST® Zerion chemicals in addition to many of the traditional ZERUST® rust and corrosion inhibiting products previously described.

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

ZERUST® ReCAST-R VCI Dispensers protect the interior surfaces of aboveground storage tank roofs by delivering proprietary inhibitor formulations into the vapor space between the surface of the product and the tank roof.  Certain grades of oil that contain sulphur emit corrosive sour gas vapors that destroy the internal surfaces of aboveground storage tank roofs and their support structures above the product layer.  Aggressive pitting and crevice corrosion create holes in the tank tops that cause unsafe operating conditions and environmental problems.  Internal tank coatings decrease surface corrosion but have proven to be ineffective in preventing dangerous pitting and crevice corrosion, especially in the interstitial spaces between the roof and support structures.  The ZERUST® ReCAST-R solution is designed to extend the service life of a single tank roof to 25 years and beyond by forming a protective layer that prevents corrosion in highly aggressive environments.  Each system is tailored to a customer’s requirements, depending upon specific environmental conditions, product stored, tank diameter and type of metal and can be applied on both new and existing tank roofs.

ZERUST® Zerion chemicals protect the bottoms of aboveground storage tanks by delivering proprietary inhibitor formulations into the sand/soil bed on which the tank bottom rests.  Bottom plate corrosion leads to loss of stored product into the soil causing economic losses as well as environmental issues.  Each system is tailored to a customer’s requirements, depending upon specific environmental conditions, product stored, tank diameter and type of metal and can be applied on both new and existing tank bottoms.

Z-CIS® Technical Services.  As an on-going effort to help NTIC’s customers improve and control their processes in terms of corrosion management, NTIC markets and offers unique corrosion management and consulting services to target customers.  This ZERUST® corrosion inhibitor system (known as Z-CIS®) utilizes NTIC’s global experience in successful corrosion management control.  Services and consulting are billed according to work done on the customer’s behalf to improve the customer’s internal and external corrosion control systems.  Several major automotive companies and their automotive parts suppliers have used NTIC’s Z-CIS® system.

Natur-Tec® Resin Compounds and Finished Products.  NTIC manufactures and sells a range of bio-based and biodegradable (compostable) polymer resin compounds and finished products under the Natur-Tec® brand. NTIC’s consolidated net sales for fiscal 2011 included $984,004 in sales of Natur-Tec® resin compounds and finished products.  In recent years, a combination of market drivers such as volatile petroleum prices, a desire to reduce dependence on foreign oil, increased environmental and sustainability awareness at the corporate and consumer level, improved technical properties and product functionality, as well as recent foreign, state and local governmental regulations banning the use of traditional, petroleum-based plastics or mandating the use of certain biodegradable or compostable products, have led to increased interest in sustainable, renewable resource based and compostable alternatives to traditional plastics.  The term “bio-plastics” encompasses a broad category of plastics that are either bio-based, which means derived from renewable resources such as corn or cellulosic/plant material or blends thereof, or are engineered to be fully biodegradable, or both.  According to Freedonia Research, the market for bio-plastic resins worldwide is estimated at $1 billion and is projected to grow to over $2.6 billion by 2013.

Resin Compounds.  Natur-Tec® resin compounds are produced by blending commercially available base resins, such as Ecoflex® from BASF or Ingeo® PLA from NatureWorks LLC, with organic and inorganic fillers, and proprietary polymer modifiers and compatabilizers, using NTIC’s proprietary and patent pending ReX Process.  In this process, biodegradable polymers, natural polymers made from renewable resources, and organic and inorganic materials are reactively blended in the presence of proprietary compatibilizers and polymer modifiers to produce bio-based and/or biodegradable polymer resin formulations that exhibit unique and stable morphology.  Natur-Tec® resin compounds are engineered for high performance, ease of processing and reduced cost compared to most other bio-plastic materials, and can be processed by converters using conventional manufacturing processes and equipment.

Natur-Tec® resin compounds are available in several grades tailored for a variety of applications, such as blown-film extrusion, extrusion coating, injection molding and rigid, engineered plastics.  Natur-Tec® flexible film resin compounds are fully biodegradable and compostable and meet requirements of international standards for compostable plastics such as ASTM D6400 (U.S.) and EN 13432 (Europe), and are certified as 100% compostable by the Biodegradable Products Institute in the United States.  Natur-Tec® film resin compounds can be used to produce film for applications, such as bags, including compost bags, lawn and leaf bags, pet waste bags and carry-out bags, agricultural film and consumer and industrial packaging.  The Natur-Tec® compostable injection molding resin compounds are biobased and biodegradable and are designed to replace conventional plastic materials for injection molded plastic applications.  Natur-Tec® compostable injection molding resin compounds are manufactured using sustainable and renewable resources, per the ASTM D6866 standard which allows industry and consumers the opportunity to reduce or neutralize their carbon footprint, and are designed to meet the requirements of international standards for compostable plastics, such as ASTM D6400 and EN 13432.  Natur-Tec® compostable injection molding resin compounds can be used for injection molded plastic applications, such as cutlery, hangers, containers and packaging.  Natur-Tec® biobased injection molding resin compounds are made with at least 50% of biobased/renewable resource-based materials per the ASTM D6866 standard and are meant to enhance sustainability by replacing petroleum-based plastics.  Natur-Tec® also produces biobased injection molding resin compounds that are not designed or intended to biodegrade but rather aid in sustainability by requiring far less energy for production and by reducing dependence on petroleum as a raw material.  Natur-Tec® biobased injection molding resin compounds exhibit the same properties as conventional plastic materials and can be used in applications, such as automotive components, consumer goods, electronics, medical products, furniture and packaging.

Finished Products.  Natur-Tec® finished products include totally biodegradable compost and trash bags, agricultural film and other single-use disposable products, such as compostable cutlery, food and consumer goods packaging that are currently marketed under the Natur-Bag® or Natur-Ware® brands.

The Natur-Bag® product line offers eight different compostable bag sizes, from three to 69 gallons.  The bags are available in various SKU configurations from retail packs that are sold to the consumer either through retail outlets or through online stores, and industrial case packs that are sold to commercial and industrial customers primarily through wholesalers and distributors.  The Natur-Bag® products are manufactured from the Natur-Tec® flexible film resin compounds and thus are fully biodegradable and compostable.

The Natur-Ware® product line consists of biobased and compostable cutlery made from the Natur-Tec® compostable injection molding resin compounds.  Natur-Ware® cutlery can be composted along with food scraps in zero-waste programs.

Polymer Energy™ Conversion of Waste Plastic to Fuel Machines.  NTIC’s Polymer Energy LLC joint venture markets and sells a system that uses catalytic pyrolysis to convert waste plastic (primarily polyolefins) into hydrocarbons (primarily a mix of diesels, gasoline and heavy fractions) resulting in an economically viable and environmentally responsible alternative to current methods of recycling and disposal of waste plastic. The Polymer Energy™ process can handle plastic that is contaminated to some extent with other types of waste such as metals, glass, dirt and water, and as a result, the waste plastic does not need to be pre-sorted, cleaned or dried prior to processing, which significantly reduces the overall cost of operation. The output crude oil mix is high-grade and can be further processed in a refinery or used as an input for co-generation of electricity.  NTIC’s Polymer Energy LLC joint venture has an exclusive license to market the Polymer Energy™ system in countries in Asia and North America.

Electronic Measuring Instruments.  NTIC’s Mütec GmbH joint venture develops, manufactures and sells proprietary electronics components including signal converters, Input-Output interfaces, bulk goods property measurement instruments, and process sensor technologies.

Sales, Marketing and Distribution

ZERUST® Corrosion Prevention Solutions.  In the United States, NTIC markets its ZERUST® rust and corrosion inhibiting products and services, including its products designed for the oil and gas industry, principally to industrial users in the automotive, electronics, electrical, mechanical, military, retail consumer and oil and gas markets by a direct sales force and through a network of independent distributors, manufacturer’s sales representatives and strategic partners.  NTIC’s technical service consultants work directly with the end users of NTIC’s ZERUST® products to analyze their specific corrosion prevention needs and develop systems to meet their technical requirements.  As of August 31, 2011, NTIC (excluding Zerust Brazil) had 12 employees selling ZERUST® products and services, and several independent distributors and manufacturer’s sales representatives marketing its ZERUST® products and services.

Internationally, NTIC has entered into several joint venture and similar arrangements with foreign partners (either directly or through a holding company).  NTIC receives fees for providing technical support, marketing assistance and other services to its joint ventures based primarily on the revenues of the joint ventures in accordance with the terms of the joint venture arrangements.  Such services include consulting, legal, insurance, technical and marketing services.

With respect to the sales and marketing of ZERUST® rust and corrosion inhibiting products and services to the oil and gas industry, NTIC uses a combination of direct sales personnel, independent sales agents and its joint venture network.  However, since many of NTIC’s existing joint ventures do not have significant experience and contacts within the oil and gas industry, NTIC has formed one and may continue to form other new joint ventures to focus exclusively on the sale and marketing of ZERUST® rust and corrosion inhibiting products and services to this industry.  In addition, in an attempt to penetrate this industry within certain markets more quickly, NTIC has entered into certain sales and marketing agency agreements with specific organizations that have existing long term relationships with key oil and gas industry clients.  NTIC also engages in certain direct marketing activities to build its brand within the oil and gas industry, such as traditional advertising and direct mail campaigns and presence and participation at selected key trade shows and technical forums.  NTIC continues to believe the sale of its ZERUST® corrosion prevention solutions to customers in the oil and gas industry will involve a long sales cycle, likely including a one- to two-year trial period with each customer and a slow integration process thereafter.

Natur-Tec® Resin Compounds and Finished Products.  In the United States, NTIC markets its Natur-Tec® resin compounds and finished products through a network of approximately 22 national and regional distributors and independent manufacturer’s sales representatives and two NTIC direct sales employees as of August 31, 2011.  Target customers for Natur-Tec® finished products include individual consumers and commercial and institutional organizations such as corporations and universities that are mandated to divert their organic waste away from landfills to composting.  Sales and marketing efforts have focused on strengthening and expanding NTIC’s West Coast distribution network in California and expanding NTIC’s distribution reach to geographical “green” hotspots such as Oregon, Washington, Minnesota and New England, where a combination of favorable governmental regulation and environmental awareness is driving the adoption and use of compostable bags and food service ware.  NTIC is also targeting key national and regional retailers utilizing independent sales agents.  Target customers for Natur-Tec® resin compounds include film extruders and injection molders who would purchase Natur-Tec® resin compounds to manufacture and sell their own finished bio-based, biodegradable or compostable end products, such as film, bags and cutlery.

Internationally, NTIC uses some of its joint ventures, including in particular, NTIC’s joint venture in India, and a network of eight distributors to market its Natur-Tec® resin compounds and finished products.  During fiscal 2011, NTIC and HNTI signed a memorandum of understanding with the Indian conglomerate ITC Limited to jointly develop and commercialize biopolymer extrusion coated paper products targeted at the consumer goods packaging market in India. The two companies jointly develop solutions for the Indian market towards providing biodegradable or compostable products such as food service ware, food packaging, personal care product packaging and other fast-moving consumer goods packaging. The biopolymer resin compounds are manufactured and sold by HNTI, for integration with paper manufactured by ITC’s Paperboards and Specialty Papers Division.  Both companies also collaboratively develop and promote joint branding and messaging for these products.  In addition, during fiscal 2011, NTIC entered into an agreement with Italy based Naturfuels s.r.l. to distribute Natur-Tec® resin compounds and finished products in the Italian and Swiss markets.  Under the terms of the distribution agreement, NTIC will supply Naturfuels with its Natur-Tec® compostable film grade resin compounds.

Competition

ZERUST® Corrosion Prevention Solutions.  While NTIC is unaware of any third parties with which NTIC competes on a worldwide basis with respect to its corrosion prevention solutions, NTIC does compete with several third parties on a regional basis.  NTIC evaluates competing rust and corrosion inhibiting products on an ongoing basis.  Some of NTIC’s competitors are established companies that may have financial, marketing and other resources substantially greater than those of NTIC.  As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or devote greater resources to the promotion and sale of their products than NTIC.  With respect to its rust and corrosion inhibiting products, NTIC competes on the basis of price, product innovation, quality and reliability, product support, customer service, reputation as well as price.  Some of these companies may have achieved significant market acceptance of their competing products and brand recognition.  NTIC, however, believes it has an advantage over most of its competitors as a result of NTIC’s technical innovation and its value added service.  NTIC attempts to provide its customers with the highest level of technical service and applications engineering in addition to ZERUST® rust and corrosion inhibiting products.  Nonetheless, the commoditization of certain of NTIC’s ZERUST® rust and corrosion inhibiting products have led and may continue to lead to decreased pricing and lower margins on such products.  In addition, because the barriers to entry are low, additional competitors, including plastic extrusion companies, may emerge, which likely would lead to the further commoditization of NTIC’s rust and corrosion inhibiting products.

With respect to NTIC’s corrosion prevention solutions for use in the oil and gas industry, NTIC’s primary barrier to entry is a combination of conservatism, complacency, confidence in old approaches as well as the complexity of the buying organization.  Some of NTIC’s competitors with respect to its traditional ZERUST® rust and corrosion inhibiting products also compete in the oil and gas industry.  NTIC also faces competition from new suppliers who provide alternative approaches to corrosion prevention, some of which have a significant market presence and more years of experience and credibility in the oil and gas industry.  Original equipment manufacturer (OEM) suppliers to the oil and gas industry present a new market vertical for NTIC’s traditional industrial Zerust® products.

Natur-Tec® Resin Compounds and Finished Products.  With respect to NTIC’s Natur-Tec® resin compounds and finished products, NTIC competes with several established companies that have been producing and selling similar products for a significantly longer time period, and have significantly more sales, more extensive and effective distribution networks and better brand recognition than NTIC.  Most of these companies also have substantially more financial and other resources than NTIC.  NTIC competes on the basis of performance, brand awareness, distribution network, product availability, product offering, shelf life, place of manufacture and price.  Because of price competition, NTIC’s margins on its Natur-Tec® resin compounds and finished products are smaller than its margins on its ZERUST® corrosion prevention solutions.  NTIC also faces supply constraints for the base resins used to manufacture NTIC’s Natur-Tec® resin compounds and finished products since there are a limited number of suppliers of such base resins and limited capacity for their production.

Research and Development

NTIC’s research and development activities are directed at improving existing products, developing new products, reducing costs and improving quality assurance through improved testing of NTIC’s products.  NTIC’s internal research and development activities are conducted at its facilities located in Circle Pines, Minnesota; Beachwood, Ohio; Dresden, Germany; and Chennai, India under the direction of internationally known scientists and research institutes under exclusive contract to NTIC with respect to the subject of their respective research efforts.  EXCOR has established a wholly owned subsidiary, Excor Korrosionsforschung GmbH, to conduct research into new fields of corrosion inhibiting packaging and the applications engineering of such products in conjunction with NTIC’s domestic research and development operations.  With respect to NTIC’s Natur-Tec® resin compounds and finished products, Ramani Narayan, Ph.D., a current director of NTIC and Distinguished Professor in the Department of Chemical Engineering & Materials Science at Michigan State University, provides his expertise and technical support to NTIC.

NTIC spent $4,364,109 in fiscal 2011 and $3,333,683 in fiscal 2010 in connection with its research and development activities.  NTIC anticipates that it will spend between $4,300,000 and $4,500,000 in fiscal 2012 on research and development activities.  These amounts are net of reimbursements related to certain research and development contracts.  Such reimbursements totaled $219,175 and $600,023 in fiscal 2011 and fiscal 2010, respectively.  Most of NTIC’s research and development contracts under which NTIC received reimbursements during fiscal 2011 were in connection with developing corrosion prevention solutions for the oil and gas industry, and to a lesser extent, U.S. government or other grants or awards in connection with developing future potential Natur-Tec® products.

During fiscal 2009, NTIC entered into a multi-year contract between Zerust Brazil and Petrobras to install and service proprietary corrosion protection technologies on the roofs of an initial set of aboveground oil storage tanks at the Petrobras REDUC refinery in Rio de Janeiro, Brazil.  Also during fiscal 2009, NTIC signed multiple joint research and development contracts with Petrobras’s research and development group at the Leopoldo Américo Miguez de Mello Research & Development Center (CENPES) pursuant to which the parties will undertake a 20-month Petrobras funded effort to explore, understand and resolve bottom plate corrosion issues in aboveground storage tanks. A second 12-month Petrobras sponsored project also has started aimed at field trials of certain pipeline protection technologies. These initiatives, which continued during fiscal 2011 and are expected to be concluded in fiscal 2012, are designed to help mitigate corrosion for critical oil and gas industry infrastructure, such as storage tanks and pipelines.

NTIC was awarded three National Science Foundation (NSF) awards -- one in June 2009 as a Phase I Small Business Technology Transfer (STTR) grant for $150,000 on advanced polylactide materials for biobased and biodegradable products, the second in September 2009 as a Phase I Small Business Innovation Research (SBIR) grant for an additional $150,000 on “Biobased coatings for corrosion protection” and a third in November 2011 as a Phase II SBIR grant of $500,000 for the development of advanced polylactide materials for biobased and biodegradable plastic products.  The Phase I projects were completed in June 2010 and have helped NTIC develop biobased technologies for new innovative applications in the ZERUST® and Natur-Tec® business areas. The research and technology development was conducted in collaboration with Michigan State University. NTIC plans to use modified polylactic acid chemistries developed at Michigan State University to expand its product portfolio with enhanced solutions for bioplastics packaging.

During fiscal 2010, NTIC was awarded money from the U.S. Department of Defense for a Phase I Small Business Innovation Research contract worth $70,000 to develop non-plastic marine biodegradable waste bags for the U.S. Navy.  NTIC collaborated with the U.S. Army Natick labs and Michigan State University on this project.  In November 2011, NTIC was awarded a Department of Defense Small Business Innovation Research Phase II grant of $500,000 for the development of biobased and marine biodegradable non-plastic bags for the U.S. Navy.

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

In 1979, NTIC developed and patented the first polyolefin (plastic) based industrial corrosion inhibiting packing material in the world.  The U.S. patent granted under this patent application became the most important intellectual property right in NTIC’s history.  This patent expired in 2000.  NTIC has since filed for 12 letters of patents in the U.S. covering various corrosion inhibiting technologies, systems and applications, and now owns several patents in these areas.  These patents as well as patent applications have been extended to the countries of strategic relevance to NTIC including, but not limited to, the Patent Cooperation Treaty.  In addition, EXCOR owns several patents in the area covering various corrosion inhibiting technologies and also applied for new patents on proprietary new corrosion inhibiting technologies.  NTIC is also seeking additional patent protection covering various host materials into which its corrosion inhibiting additives and other protective features can be incorporated, proprietary new process technologies, and chemical formulations outside the area of corrosion protection.  NTIC owns several patents outside the area of corrosion protection both in the U.S. and in countries of strategic relevance to NTIC including, but not limited to, the Patent Cooperation Treaty.

In addition to seeking patent protection, NTIC maintains an extensive portfolio of trademarks in countries where NTIC has a presence directly or through its joint ventures.  NTIC continuously pursues new trademark applications of strategic interest worldwide.  NTIC owns the following U.S. registered trademarks: NTI®, NTI & Globe Design, ZERUST®, EXCOR®, ICT®, Z-CIS®, COR TAB®, PLASTABS®, MATCH-TECH®, COR/SCI®, NIC®, NATUR-TEC®, NATUR-TEC & Design®, NATUR-BAG® and NATUR-WARE®.   NTIC also has a registered trademark on the use of the Color Yellow with respect to corrosion inhibiting packaging. In addition, NTIC has applied for the following new trademarks in the U.S.: Polymer Energy™ and Polymer Energy Logo™.  Furthermore, NTI®, ZERUST®, The ZERUST People®, EXCOR®, the Color Yellow®, NTI ASEAN®, COR/SCI®, Polymer Energy® and Polymer Energy Logo® as well as other marks have been registered in the European Union with several new applications pending.

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

Manufacturing

NTIC’s ZERUST® rust and corrosion inhibiting products are manufactured according to NTIC’s specifications primarily by selected sub-contractors and joint ventures under trade secrecy agreements and/or license agreements.  During fiscal 2012, NTIC expects to manufacture certain select new ZERUST® rust and corrosion inhibiting products in house at its corporate headquarters location in Circle Pines, Minnesota in order to improve the speed and quality of product development and technical support.

NTIC’s joint venture in India produces NTIC’s Natur-Tec® resin compounds at a compounding facility in Chennai, India.  Depending upon future demand for NTIC’s Natur-Tec® resin compounds, NTIC may need to open an additional compounding facility to produce its Natur-Tec® resin compounds.  The resin compounds produced in India can be shipped to any facility around the world where they can then be converted into a finished product, such as a bag or piece of cutlery.  NTIC’s Natur-Tec® finished products are manufactured using NTIC’s Natur-Tec® resin compounds by selected sub-contractors.  Because of an increasing trend for customers to buy American made products and products that have a reduced or neutral carbon footprint, NTIC is exploring alternative United States based sub-contractors for its Natur-Tec® finished products.

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

Availability of Raw Materials

NTIC generally does not carry excess quantities of raw materials or purchased parts because of widespread availability for such materials and parts from various suppliers.  However, with respect to its Natur-Tec® resin compounds and finished products, there are a limited number of suppliers of the base resins used to manufacture the resin compounds and finished products, and NTIC has experienced some delay in obtaining such base resins.  In addition, a number of raw materials and purchased parts used in NTIC’s rust and corrosion inhibiting products and Natur-Tec® finished products are sourced from suppliers who currently serve as NTIC’s sole source of supply for these materials and parts.  Although NTIC believes it can obtain these raw materials and parts from other sources of supply, an unexpected loss of supply over a short period of time may not allow NTIC to replace these sources in the ordinary course of business.

Backlog

NTIC had an order backlog of $400,000 as of August 31, 2011 compared to $342,000 as of August 31, 2010.  These are orders that are held by NTIC pending release instructions from the customers to be used in just-in-time production.  Customers generally place orders on an “as needed” basis and expect delivery within a relatively short period of time.

Employees

As of August 31, 2011, NTIC had 58 full-time employees located in the United States, consisting of 22 in sales and marketing, 16 in research and development and lab, nine in administration, 10 in production and one responsible for international coordination. As of August 31, 2011, NTIC’s majority owned Brazilian subsidiary, the operations of which are consolidated on NTIC’s consolidated financial statements, had 12 full-time employees.  There are no unions representing NTIC’s employees and NTIC believes that its relations with its employees are good.

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

Forward-Looking Statements

This report contains or incorporates by reference not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by those sections.  In addition, NTIC or others on its behalf may make forward-looking statements from time to time in oral presentations, including telephone conferences and/or web casts open to the public, in press releases or reports, on NTIC’s Internet web sites or otherwise.  All statements other than statements of historical facts included in this report that address activities, events or developments that NTIC expects, believes or anticipates will or may occur in the future are forward-looking statements including, in particular, the statements about NTIC’s guidance, plans, objectives, strategies and prospects regarding, among other things, its financial condition, results of operations and business.  NTIC has identified some of these forward-looking statements with words like “believe,” “may,” “could,” “would,” “might,” “forecast,” “possible,” “potential,” “project,” “will,” “should,” “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate,” “approximate” or “continue” and other words and terms of similar meaning.  The use of future dates is also an indication of a forward-looking statement.  Forward-looking statements may be contained in the notes to NTIC’s consolidated financial statements and elsewhere in this report, including under the heading “Part II.  Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Item 1A.       RISK FACTORS

The following are the most significant factors known to NTIC that could materially adversely affect its business, operating results or financial condition.

Disruption and turmoil in global credit and financial markets, which may be exacerbated by the inability of certain countries to continue to service their sovereign debt obligations, and the possible negative implications of such events to the global economy, may negatively impact our business, operating results and financial condition.

The recent downgrade of the U.S. credit rating and the possibility that certain European Union member states will default on their debt obligations have contributed to significant uncertainty about the stability of global credit and financial markets.  The credit and economic conditions within certain European Union countries in particular, including Greece, Ireland, Italy, Portugal and Spain, have continued to deteriorate and have contributed to the instability in global credit and financial markets.  The possibility that such EU member states will default on their debt obligations, the continued uncertainty regarding international and the European Union’s financial support programs and the possibility that other EU member states may experience similar financial troubles could further disrupt global credit and financial markets.  While the ultimate outcome of these events cannot be predicted, it is possible that such events could have a negative effect on the global economy as a whole, and the business, operating results and financial condition of us and our joint ventures, in particular.  For example, if the European sovereign debt crisis continues or worsens, the negative implications to the global economy and us and our joint ventures could be significant.  Approximately 60% of the $119.3 million in net sales of our joint ventures during fiscal 2011 was to customers in the European Union.  A deterioration of economic conditions in such countries likely would have an adverse effect the net sales of our joint ventures and, accordingly, our equity in income from joint ventures, fees for services provided to joint ventures and receipt of dividend distributions from our joint ventures.  In addition, if the European sovereign debt crisis continues or worsens, the value of the Euro could deteriorate, which could negatively impact the business, operating results and financial condition of us and our joint ventures in light of the substantial operations of our joint ventures and the revenues our joint ventures derive from customers in the European Union.  Tightening of the credit and financial markets could negatively impact the ability of companies to borrow money from their existing lenders, obtain credit from other sources or raise financing to fund their operations.  This could negatively impact the ability of our customers and the customers of our joint ventures to purchase our products, suppliers’ ability to provide us and our joint ventures with materials and components and the ability of us and our joint ventures, if needed, to finance operations on commercially reasonable terms, or at all.  Any or all of these events could negatively impact our business, operating results and financial condition.

Adverse worldwide economic conditions may adversely affect NTIC’s business, operating results and financial condition.

Apart from the European sovereign debt crisis, the U.S. and other global economies have experienced adverse economic conditions that have affected all sectors of the economy, resulting in declines in economic growth and consumer confidence, increases in unemployment rates and uncertainty about economic stability and the possibility of a “double-dip” or another worldwide economic recession.  Recessionary factors and adverse worldwide economic conditions have adversely affected NTIC’s business, operating results and financial condition in the past.  NTIC’s operating results for fiscal 2009 were adversely affected by worldwide economic conditions, particularly adverse conditions affecting the worldwide automobile industry at that time.  Since a significant portion of NTIC’s ZERUST® rust and corrosion inhibiting products and services are sold to customers in the automotive industry, adverse economic conditions affecting the automotive industry again in particular may result in another adverse effect on NTIC’s net sales and its other operating results.

Global credit and financial markets also have experienced disruptions, including diminished liquidity and credit availability and rapid fluctuations in market valuations.  NTIC’s business also has been affected by these conditions and is likely to be affected by them in the future, and there is no certainty that recent improvements in economic conditions will continue, or that economic conditions will not deteriorate further.  These uncertainties affect businesses such as NTIC’s in a number of ways, making it difficult to accurately forecast and plan its future business activities and financial performance.  For example, the ability of NTIC’s customers to borrow money from their existing lenders or to obtain credit from other sources to purchase NTIC’s products has been and may continue to be impaired.  In addition, although NTIC maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers, distributors and joint ventures to make required payments and such losses historically have been within NTIC’s expectations and the provisions established, NTIC cannot guarantee that it will continue to experience the same loss rates that it has in the past, especially if continued weaknesses in the worldwide economy persist or worsen.  A significant change in the liquidity or financial condition of NTIC’s customers, distributors or joint ventures could cause unfavorable trends in NTIC’s receivable collections and additional allowances may be required, which could adversely affect NTIC’s operating results.  In addition, weaknesses in the worldwide economy may adversely impact the ability of suppliers to provide NTIC with materials and components, which could adversely affect NTIC’s business and operating results.  NTIC is unable to predict the prospects for a global economic recovery, but the longer the duration of such adverse and uncertain economic conditions, the greater the risks NTIC faces in operating its business.

NTIC’s liquidity and financial position rely on the receipt of fees for services provided to its joint ventures and dividend distributions from its joint ventures. No assurance can be provided that NTIC will continue to receive such fees and dividend distributions in amounts NTIC historically has received or anticipates to receive.

NTIC conducts business, either directly or indirectly through several joint venture arrangements that operate in North America, Europe and Asia.  Each of these joint ventures manufactures, markets and sells finished products in the geographic territory that it is assigned. NTIC’s receipt of funds as a result of sales by its joint ventures is dependent upon NTIC’s receipt of fees for services that NTIC provides to its joint ventures based primarily on the revenues of the joint ventures and NTIC’s receipt of dividend distributions from its joint ventures based on the profitability of its joint ventures.  NTIC’s liquidity and financial position rely on NTIC’s receipt of fees for services that NTIC provides to its joint ventures and dividend distributions from its joint ventures.  During fiscal 2011, NTIC received $6,129,979 in fees and $2,838,437 in dividend distributions from its joint ventures.  During fiscal 2010, NTIC received $4,690,450 in fees and $840,996 in dividend distributions from its joint ventures.  Because NTIC typically owns only 50% or less of each of its joint venture entities, NTIC does not control the decisions of these entities regarding whether to pay dividends and, if paid, how much they should be in any given year.  Thus, NTIC cannot guarantee that any of its joint ventures will pay dividends in any given year.  The failure of NTIC’s joint ventures to declare dividends or the failure of NTIC to receive fees for services provided to joint ventures in amounts typically expected by NTIC could adversely affect NTIC’s liquidity and financial position.

Since a significant portion of NTIC’s earnings results from NTIC’s equity income of joint ventures and since NTIC’s equity income of joint ventures varies from quarter to quarter, NTIC’s earnings are subject to quarterly fluctuations.

A significant portion of NTIC’s earnings results from NTIC’s equity income of joint ventures. NTIC’s equity in income of joint ventures consists of NTIC’s share of equity in income of its joint ventures based on the overall profitability of the joint ventures. Such profitability varies from quarter to quarter. Since NTIC’s management typically receives quarterly joint venture financial information after the completion of each fiscal quarter, it is impossible for NTIC’s management to cut costs and expenses to make up for any unanticipated shortfall in NTIC’s equity income of joint ventures. Accordingly, the variability in NTIC’s equity income of joint ventures, in turn, subjects NTIC’s earnings to quarterly fluctuations.

NTIC faces intense competition in almost all of its product lines, including from competitors that have substantially greater resources than NTIC does. No assurance can be provided that NTIC will be able to compete effectively, which would harm its business and operating results.

NTIC’s products are sold in intense competitive markets throughout the world.  This intense competition could result in pricing pressures, lower sales, reduced margins and lower market share.  The principal competitive factors in NTIC’s corrosion prevention solutions markets are pricing, product innovation, quality and reliability, product support, customer service and reputation.  Additional competitive factors present in NTIC’s bioplastics business are brand awareness, distribution network, product availability, product offering, shelf life and place of manufacture.  NTIC often competes with numerous manufacturers, many of which have substantially greater financial, marketing, and other resources than NTIC.  As a result, they may be able to adapt more quickly than NTIC to new or emerging technologies, industry trends, and changes in customer requirements, or to devote greater resources to the promotion and sale of their products than NTIC.  In addition, competition could increase if new companies enter the markets in which NTIC competes, especially when the barriers to entry are low, which may be true with respect to NTIC’s rust and corrosion prevention business, or if existing competitors expand their product lines or intensify efforts within existing product lines.  NTIC’s current products, products under development and its ability to develop new and improved products may be insufficient to enable NTIC to compete effectively with its competitors.  No assurance can be provided that NTIC will be able to compete effectively, which would harm its business and operating results.  In particular, NTIC has experienced more intense competition with respect to many of its traditional ZERUST® rust and corrosion inhibiting products and services, which have led to decreased pricing and smaller margins for NTIC.  NTIC anticipates that such intense competition likely will continue and that new competitors may emerge, including plastic extrusion companies, which would continue to adversely affect NTIC’s operating results.

NTIC’s ZERUST® rust and corrosion inhibiting products and services generate a significant portion of NTIC’s net sales and the net sales of NTIC’s joint ventures.  Accordingly, if sales of these products and services were to decline, NTIC’s operating results would be adversely affected.

NTIC’s ZERUST® rust and corrosion inhibiting products and services generate a significant portion of NTIC’s net sales and the net sales of NTIC’s joint ventures.  During fiscal 2011, 95.0% of NTIC’s consolidated net sales were derived from sales of ZERUST® rust and corrosion inhibiting products and services.  While the net sales of NTIC’s joint venture are not included in NTIC’s net sales on NTIC’s consolidated financial statements, NTIC’s receipt of fees for services that NTIC provides to its joint ventures and NTIC’s receipt of dividend distributions from its joint ventures is based primarily on the revenues and profitability of the joint ventures.  Accordingly, if sales of these products and services were to decline due to increased competition, the introduction of a new disruptive technology or otherwise, NTIC’s operating results would be adversely affected.

If NTIC is unable to continue to enhance existing products and develop and market new products that respond to customer needs and achieve market acceptance, NTIC may experience a decrease in demand for its products, and its business could suffer.

One of NTIC’s strategies is to enhance its existing products and develop and market new products that respond to customer needs.  NTIC may not be able to compete effectively with its competitors unless NTIC can keep up with existing or new products or alternative technologies in the markets in which it competes.  Product development requires significant research and development, financial and other resources.  Although in the past NTIC has implemented lean manufacturing and other productivity improvement initiatives to provide investment funding for new products, no assurance can be provided that NTIC will be able to continue to do so in the future.  Product improvements and new product introductions also require significant planning, design, development and testing at the technological, product, and manufacturing process levels and NTIC may not be able to timely develop product improvements or new products.  NTIC’s competitors’ new products may beat NTIC’s products to market, may be more effective or less expensive than NTIC’s products or render NTIC’s products obsolete.  Any new products that NTIC may develop may not receive market acceptance or otherwise generate any meaningful net sales or profits for NTIC relative to its expectations, based on, among other things, existing and anticipated investments in manufacturing capacity and commitments to fund advertising, marketing, promotional programs, and research and development.

NTIC has invested and intends to continue to invest additional research and development and marketing efforts and resources into the application of its corrosion prevention solutions into the oil and gas industry and the continued launch of its Natur-Tec® resin compounds and finished products.  No assurance can be provided, however, that NTIC’s investments in these new markets and products will be successful and result in additional revenue to NTIC.

In an effort to increase net sales, NTIC has expanded the marketing of its corrosion prevention solutions into the oil and gas industry, and expanded its product lines to include its Natur-Tec® resin compounds and finished products.  The majority of NTIC’s research and development expense in fiscal 2011 was spent in connection with research and development activities related to these two strategic initiatives.  NTIC expects to continue to invest additional research and development and marketing efforts and resources into these strategic initiatives.  No assurance can be provided, however, that such strategic initiatives will be successful or that NTIC will be successful in obtaining additional revenue as a result of them.  The introduction of new products into new markets takes significant resources and there can be no assurance that NTIC is dedicating a sufficient amount of resources to ensure the success of these strategic initiatives.  NTIC believes that the sale of its ZERUST® rust and corrosion inhibiting products and services into the oil and gas industry, in particular, will involve a long sales cycle, likely including a one- to two-year trial period with each customer and a slow integration process thereafter.  This long sales cycle may cause NTIC’s management, stockholders and investors to lose faith in the business opportunities for NTIC’s ZERUST® rust and corrosion inhibiting products and services in the oil and gas industry.

The expansion of NTIC’s corrosion prevention solutions into the oil and gas industry and the continued launch of NTIC’s Natur-Tec® resin compounds and finished products may require additional capital in the future, which may not be available or may be available only on unfavorable terms.  In addition, any equity financings may be dilutive to NTIC’s stockholders.

The expansion of NTIC’s corrosion prevention solutions into the oil and gas industry and the continued launch of NTIC’s Natur-Tec® resin compounds and finished products will continue to require significant resources during fiscal 2012 and beyond.  To the extent that NTIC’s existing capital, including amounts available under its revolving line of credit or other then existing financing arrangements, is insufficient to meet these requirements, NTIC may raise additional capital through financings or additional borrowings. Any equity or debt financing, if available at all, may be on terms that are not favorable to NTIC and any equity financings could result in dilution to NTIC’s stockholders.

NTIC’s strategy of expanding its corrosion prevention solutions into the oil and gas industry and continuing its launch of its Natur-Tec® bioplastics resin compounds and finished products is risky and may not prove to be successful, which could harm NTIC’s operating results and financial condition.

During fiscal 2012, NTIC intends to continue its current strategy of expanding its corrosion prevention solutions into the oil and gas industry and continuing its launch its Natur-Tec® bioplastics resin compounds and finished products, either directly or indirectly through joint ventures and independent distributors and agents.  Such a strategy is risky and subject to all of the risks inherent in the establishment of a new business enterprise, including:

•	the absence of a significant operating history;
•	the lack of commercialized products;
•	the lack of market acceptance of new products;
•	expected substantial and continual losses for such businesses for the foreseeable future;
•	the lack of manufacturing experience and limited marketing experience;
•	an expected reliance on third parties for the manufacture and commercialization of some of the products;
•	a competitive environment characterized by numerous, well-established and well-capitalized competitors;
•	insufficient capital and other resources; and
•	reliance on key personnel.

If NTIC is unable to sell excess inventory related to its Natur-Tec® bioplastics business at certain prices, NTIC may be required to record additional future write-downs, which would have an adverse effect NTIC’s operating results.

NTIC anticipated greater demand for its Natur-Tec® bioplastics finished products during fiscal 2010 than NTIC actually experienced, and accordingly, was unable to sell its Natur-Tec® inventory at the times and prices and in the volumes that NTIC initially anticipated.  As a result, NTIC recorded a $360,577 write-down of its Natur-Tec® inventory during fourth quarter of fiscal 2010 to its market value, which adversely affected NTIC’s cost of goods sold for fiscal 2010.  The Natur-Tec® raw material and finished goods inventory was purchased and manufactured previously when the base resins were significantly more expensive.  As of August 31, 2011, $902,507 of Natur-Tec® inventory remained on NTIC’s consolidated balance sheet.  If NTIC is unable to sell its remaining Natur-Tec® inventory at the times and prices and in the volumes at which it currently anticipates, additional future write-downs may be necessary, which would again adversely affect NTIC’s cost of goods sold, and in turn, NTIC’s operating results.

NTIC relies on others for its production and any interruptions of these arrangements could disrupt NTIC’s ability to fill its customers’ orders.

NTIC utilizes contract manufacturers for substantially all of its production requirements.  The majority of NTIC’s manufacturing is conducted in China and India by contract manufacturers that also perform services for numerous other companies.  NTIC does not have a guaranteed level of production capacity with any of its contract manufacturers.  Qualifying new contract manufacturers is time consuming and might result in unforeseen manufacturing and operations problems.  The loss of NTIC’s relationships with its contract manufacturers or their inability to conduct their manufacturing and assembly services for NTIC as anticipated in terms of capacity, cost, quality and timeliness could adversely affect NTIC’s ability to fill customer orders in accordance with required delivery, quality, and performance requirements, and thus adversely affect NTIC’s net sales and other operating results.

NTIC’s dependence on key suppliers puts NTIC at risk of interruptions in the availability of its products, which could reduce its net sales and adversely affect its operating results and harm its reputation.

NTIC relies on suppliers for certain raw materials and components used in its products.  For reasons of quality assurance, cost effectiveness or availability, NTIC procures certain raw materials and components from sole or limited source suppliers.  NTIC generally acquires such raw materials and components through purchase orders placed in the ordinary course of business, and as a result, NTIC does not have a significant inventory of these materials and components and does not have any guaranteed or contractual supply arrangements with many of these suppliers for these materials and components.  NTIC’s dependence on third-party suppliers involves several risks, including limited control over pricing, availability, quality and delivery schedules, as well as manufacturing yields and costs.  Suppliers of such raw materials and components may decide, or be required, for reasons beyond NTIC’s control to cease supplying such raw materials and components to NTIC or to raise their prices.  Shortages of raw materials, quality control problems, production capacity constraints or delays by suppliers could negatively affect NTIC’s ability to meet its production obligations and result in increased prices for affected parts.  Any such shortage, constraint or delay may result in delays in shipments of products or components, which could adversely affect NTIC’s net sales and other operating results, and its reputation.  From time to time, materials and components used in NTIC’s products are subject to allocation because of shortages of these materials and components.  With respect to NTIC’s Natur-Tec® resin compounds and finished products, there are a limited number of suppliers of the base resins used to manufacture NTIC’s Natur-Tec® resin compounds and finished products, and NTIC has experienced some delay in obtaining such base resins.  In addition, a number of raw materials and purchased parts used in NTIC’s rust and corrosion inhibiting products and Natur-Tec® finished products are sourced from suppliers who currently serve as NTIC’s sole source of supply for these components.  Future shortages of materials and components could cause delayed shipments and customer dissatisfaction and adversely affect net sales.

Increases in prices for raw materials and components used in NTIC’s products could adversely affect NTIC’s operating results.

NTIC uses certain raw materials and components in its products, including in particular plastic resins, which are subject to price increases.  Increases in prices for raw materials and components used in NTIC’s products could adversely affect NTIC’s gross margins and other operating results.

The commercial success of NTIC’s Natur-Tec® resin compounds and finished products depends on the widespread market acceptance of products manufactured with bio-based and biodegradable resins.

Although there is a developed market for petroleum-based plastics, the market for “bio-plastics” which are plastics produced with bio-based resins, which are derived from renewable resources such as corn or cellulosic/plant material or blends thereof, or plastics that are engineered to be fully biodegradable or both, is still developing.  The commercial success of NTIC’s Natur-Tec® resin compounds and finished products depends on the widespread market acceptance of products manufactured with bio-based and biodegradable resins.  It is currently difficult to assess or predict with any assurance the potential size, timing and viability of market opportunities for NTIC’s Natur-Tec® resin compounds and finished products.  The traditional plastics market sector is well-established with entrenched competitors with whom NTIC competes.  Pricing for traditional plastics has been highly volatile in recent years, which drive, to some extent, the commercial and other support for bioplastics.  While NTIC expects to be able to command a premium price for its Natur-Tec® resin compounds and finished products, a widening gap in the pricing for bioplastics versus petroleum-based plastics may reduce the size of the addressable market for NTIC’s Natur-Tec® resin compounds and finished products.  In addition, the growth of the market will create some pressure on price for applications today considered commodities, including in particular NTIC’s current Natur-Tec® finished products.

NTIC’s international business, which is conducted primarily through its joint ventures, requires management attention and financial resources and exposes NTIC to difficulties and risks presented by international economic, political, legal, accounting and business factors.

NTIC sells products and services directly and via a network of joint ventures, independent distributors, manufacturer’s sales representatives and agents in over 55 countries, including countries in North America, Europe, Asia and the Middle East.  One of NTIC’s strategic objectives is the continued expansion of its international operations.  The expansion of NTIC’s existing international operations and entry into additional international markets require management attention and financial resources.

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

NTIC is subject to the U.S. Foreign Corrupt Practices Act, or the FCPA, which generally prohibits covered entities and their intermediaries from engaging in bribery or making other prohibited payments to foreign officials for the purpose of obtaining or retaining business or other benefits.  In addition, the FCPA imposes accounting standards and requirements on U.S. publicly traded corporations and their foreign affiliates, which are intended to prevent the diversion of corporate funds to the payment of bribes and other improper payments, and to prevent the establishment of “off books” slush funds from which such improper payments can be made.  NTIC also is subject to similar anticorruption legislation implemented in Europe under the Organization for Economic Co-operation and Development’s Convention on Combating Bribery of Foreign Public Officials in International Business Transactions.  NTIC and its joint ventures, distributors, independent representatives and agents operate in a number of jurisdictions that pose a high risk of potential violations of the FCPA and other anticorruption laws, based on measurements such as Transparency International’s Corruption Perception Index, and NTIC utilizes a number of joint ventures, distributors, independent representatives and agents for whose actions NTIC could be held liable under the FCPA. NTIC informs its personnel, joint ventures, distributors, independent representatives and agents of the requirements of the FCPA and other anticorruption laws, including, but not limited to their reporting requirements.  NTIC also has developed and will continue to develop and implement systems for formalizing contracting processes, performing due diligence on agents and improving its recordkeeping and auditing practices regarding these regulations. However, there is no guarantee that NTIC’s employees, joint ventures, distributors, independent representatives or other agents have not or will not engage in conduct undetected by NTIC’s processes and for which NTIC might be held responsible under the FCPA or other anticorruption laws.

If NTIC’s employees, joint ventures, distributors, third-party sales representatives or other agents are found to have engaged in such practices, NTIC could suffer severe penalties, including criminal and civil penalties, disgorgement and other remedial measures, including further changes or enhancements to its procedures, policies and controls, as well as potential personnel changes and disciplinary actions.  The Securities and Exchange Commission has increased its enforcement of the FCPA during the past several years.  Although NTIC does not believe it is currently a target in any such enforcement action, any investigation of any potential violations of the FCPA or other anticorruption laws by U.S. or foreign authorities also could have an adverse impact on NTIC’s business, financial condition and results of operations.

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

Fluctuations in foreign currency exchange rates could result in declines in NTIC’s earnings and changes in NTIC’s foreign currency translation adjustments.

Because the functional currency of NTIC’s foreign operations is the applicable local currency, NTIC is exposed to foreign currency exchange rate risk arising from transactions in the normal course of business.  NTIC’s principal exchange rate exposure is with the Euro, the Japanese yen, Indian Rupee, Chinese yuan, Korean won and the English pound against the U.S. dollar.  NTIC’s fees for services provided to its joint ventures and dividend distributions from these foreign entities are paid in foreign currencies and thus fluctuations in foreign currency exchange rates could result in declines in NTIC’s earnings.  Any changes in foreign currency exchange rates would be reflected as a foreign currency translation adjustment and would not change NTIC’s equity in income of joint ventures reflected in its consolidated statements of operations.  NTIC does not hedge against its foreign currency exchange rate risk.

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

In addition to its direct sales force, NTIC relies on its joint ventures, distributors, manufacturer’s sales representatives and other agents to market and sell its products in the United States and internationally.  NTIC’s joint ventures, distributors, manufacturer’s sales representatives and other agents might terminate their relationship with NTIC, or devote insufficient sales efforts to NTIC’s products.  NTIC does not control its joint ventures, distributors, manufacturer’s sales representatives and other agents and they may not be successful in implementing NTIC’s marketing plans.  NTIC’s failure to maintain its existing relationships with these entities, or its failure to recruit and retain additional skilled joint venture partners, distributors, manufacturer’s sales representatives and other agents could have an adverse effect on NTIC’s operations.  It is anticipated that several of NTIC’s joint venture partners will retire during the next several years which will require a transition on the part of the joint venture as well as NTIC and could harm NTIC’s relationship with the joint venture and NTIC’s business.

The sale of ZERUST® rust and corrosion inhibiting products into the oil and gas industry is especially risky in light of the hazards typically associated with such operations and the significant amount of potential liability involved, which could adversely affect our business if our ZERUST® rust and corrosion inhibiting products are involved, even if the cause of such events was not related to our products.

Because we sell our ZERUST® rust and corrosion inhibiting products into the oil and gas industry, we are subject to some of the risks and hazards typically associated with such operations, including hazards such as fire, explosion, blowouts, cratering, unplanned gas releases and spills, each of which could be claimed to be attributed to the failure of our products to perform as anticipated.  If such events occur and our products are involved, our business and operating results may suffer even if the cause of such events was not related to our products.

NTIC has limited staffing and will continue to be dependent upon key employees.

NTIC’s success is dependent upon the efforts of a small management team and group of employees.  NTIC’s future success will depend in large part on its ability to retain its key employees and identify, attract and retain other highly qualified managerial, technical, research and development, sales and marketing and customer service personnel when needed. Competition for these individuals may be intense, especially in the markets in which NTIC operates.  NTIC may not succeed in identifying, attracting and retaining these personnel.  NTIC’s current management, other than its President and Chief Executive Officer, does not have any material stock ownership in NTIC.  In addition, none of NTIC’s employees has any contractual obligation to maintain his or her employment with NTIC.  The loss or interruption of services of any of NTIC’s key personnel, including in particular its technical personnel, the inability to identify, attract or retain qualified personnel in the future, delays in hiring qualified personnel, or any employee slowdowns, strikes or similar actions could make it difficult for NTIC to manage its business and meet key objectives, which could harm NTIC’s business, financial condition and operating results.

NTIC expects to transition the manufacturing of certain select ZERUST® rust and corrosion inhibiting products in house at its corporate headquarters location in Circle Pines, Minnesota during fiscal 2012 which could adversely affect the supply of such products if the transition does not proceed smoothly.

During fiscal 2012, NTIC expects to transition the manufacturing of certain select ZERUST® rust and corrosion inhibiting products in house at its corporate headquarters location in Circle Pines, Minnesota in order to improve the speed and quality of product development and technical support.  If such transition does not proceed smoothly, it could affect the supply of such products and adversely affect NTIC’s business and operating results.

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

NTIC may not achieve projected goals and objectives in the time periods that NTIC anticipates or announces publicly, which could have an adverse effect on NTIC’s business and could cause its stock price to decline.

NTIC sets goals and objectives for, and makes public statements regarding, the timing of certain accomplishments and milestones regarding its business, such as its progress in selling its ZERUST® rust and corrosion inhibiting products and services to customers in the oil and gas industry, the progress and timing of its various field trials with prospective customers in the oil and gas industry, its ability to increase sales of its Natur-Tec® resin compounds and finished products, and other developments and milestones.  The actual timing of these events can vary dramatically due to a number of factors including without limitation delays or failures in current field trials, the amount of time, effort and resources committed to the sales and marketing of NTIC’s products and services by NTIC and its current and potential future distributors and agents and the uncertainties inherent in introducing new products and services.  As a result, there can be no assurance that NTIC will succeed in achieving its projected goals and objectives in the time periods that NTIC anticipates or announces publicly.  The failure to achieve such projected goals and objectives in the time periods that NTIC anticipates or announces publicly could have an adverse effect on NTIC’s business and could cause its stock price to decline.

NTIC also discloses from time to time projected financial information, including its anticipated annual net sales and net earnings.  These financial projections are based on management’s current expectations and do not contain any margin of error or cushion for any specific uncertainties, or for the uncertainties inherent in all financial forecasting.

NTIC is exposed to risks relating to its evaluation of its internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Sarbanes-Oxley Act of 2002 and related and other recent regulations implemented by the SEC and the NASDAQ Stock Market, are creating challenges for publicly-held companies, including NTIC.  NTIC’s efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.  In particular, NTIC’s efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding NTIC’s assessment of its internal control over financial reporting have required and will continue to require the expenditure of significant financial and managerial resources.  Although NTIC’s management concluded that NTIC’s internal control over financial reporting was effective as of August 31, 2011, no assurance can be provided that NTIC’s management will reach a similar conclusion as of any later date or that NTIC’s independent registered public accounting firm will agree with management’s conclusions in the event NTIC becomes an “accelerated filer” under SEC rules and NTIC’s independent registered public accounting firm is required to attest to management’s report on its internal control over financial reporting.

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

If NTIC becomes an “accelerated filer” under SEC rules, NTIC will be subject to additional burdensome SEC disclosure and other rules and regulations, which may cause NTIC to incur additional costs to comply with such rules and regulations and the non-compliance of which may have an adverse effect on NTIC’s operating results.

If NTIC becomes an “accelerated filer” under SEC rules, NTIC will be subject to additional burdensome SEC disclosure and other rules and regulations, such as the requirement of NTIC’s independent registered public accounting firm to attest to NTIC’s management’s report on the effectiveness of NTIC’s internal control over financial reporting and the requirement of NTIC to comply with certain additional disclosures rules and regulations, including the requirement to include additional executive compensation disclosures in NTIC’s proxy statement in connection with its annual meeting of stockholders.  If NTIC does not comply with such additional rules and regulations, the results may have an adverse effect on NTIC’s operating results.

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

The market price and trading volume of NTIC’s common stock price has fluctuated over a wide range during the past year or so.  During fiscal 2011, the sale price of NTIC’s common stock ranged from a low of $9.00 per share to a high of $20.87 per share, and the daily trading volume ranged from zero shares to 41,500 shares.  It is likely that the price and trading volume of NTIC’s common stock will continue to fluctuate in the future.  The securities of small capitalization companies, including NTIC, from time to time experience significant price and volume fluctuations, often unrelated to the operating performance of these companies.  Securities class action litigation is sometimes brought against a company following periods of volatility in the market price of its securities or for other reasons.  NTIC may become the target of similar litigation.  Securities litigation, whether with or without merit, could result in substantial costs and divert management’s attention and resources, which could harm NTIC’s business, financial condition, and operating results, as well as the market price of its common stock.

A large percentage of NTIC’s outstanding common stock is held by insiders, and, as a result, the trading market for NTIC’s common stock is not as liquid as the stock of other public companies.

As of November 18, 2011, NTIC had 4,397,324 shares of common stock outstanding, of which 17.8% of these outstanding shares were beneficially owned by directors, executive officers, principal stockholders and their respective affiliates.  The stock of companies with a substantial amount of stock held by insiders is usually not as liquid as the stock of other public companies where insider ownership is not as concentrated.  Thus, the trading market for shares of NTIC’s common stock may not be as liquid as the stock of other public companies.

If securities or industry analysts do not publish research or reports about NTIC’s business, or if they adversely change their recommendations regarding NTIC’s common stock, the market price for NTIC’s common stock and trading volume could decline.

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

As of November 18, 2011, Inter Alia Holding Company, or Inter Alia, beneficially owned approximately 13.7% of NTIC’s outstanding common stock.  Inter Alia is an entity partially owned by G. Patrick Lynch, NTIC’s President and Chief Executive Officer and a director, as well as three other members of the Lynch family.  Mr. Lynch shares voting and dispositive power of shares of NTIC’s common stock held by Inter Alia with the other owners.  As a result of his share ownership through Inter Alia and his position as President and Chief Executive Officer and a director of NTIC, Mr. Lynch may be able to influence the affairs and actions of NTIC, including matters requiring stockholder approval, such as the election of directors and approval of significant corporate transactions.  The interests of Mr. Lynch and Inter Alia may differ from the interests of NTIC’s other stockholders.  This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of NTIC, could deprive NTIC’s stockholders of an opportunity to receive a premium for their common stock as part of a sale or merger of NTIC and may negatively affect the market price of NTIC’s common stock.  Transactions that could be affected by this concentration of ownership include proxy contests, tender offers, mergers or other purchases of common stock that could give stockholders the opportunity to realize a premium over the then-prevailing market price for shares of NTIC’s common stock.

Future equity issuances by NTIC may have dilutive and other effects on NTIC’s existing stockholders.

As of November 18, 2011 there were 4,397,324 shares of NTIC’s common stock outstanding, and in addition, security holders held options, which, if vested and exercised, would obligate NTIC to issue up to 213,839 additional shares of common stock.  It is expected that such shares, when NTIC issues them upon exercise, will be available for immediate resale in the public market.  The market price of NTIC’s common stock could fall as a result of sales of these shares of common stock due to the increased number of shares available for sale in the market.  In addition, NTIC has a shelf registration statement, which subject to certain limitations, permits NTIC to sell shares of its common stock or securities convertible into or exercisable for shares of its common stock, and all of which would be available for resale in the public market.  Of the initial $50,000,000 in equity securities registered under this shelf registration statement, approximately $46,500,000 in equity securities remains available for issuance.  Any issuances by NTIC of equity securities either under this shelf registration statement or otherwise may be at or below the prevailing market price of NTIC’s common stock and may have a dilutive impact on NTIC’s existing stockholders. These issuances or other dilutive issuances also would cause NTIC’s net income per share, if any, to decrease in future periods. As a result, the market price of NTIC’s common stock could decrease.

Item 1B.       UNRESOLVED STAFF COMMENTS

This Item 1B is inapplicable to NTIC as a smaller reporting company.

Item 2.          PROPERTIES

NTIC’s principal executive offices, production facilities and domestic research and development operations are located at 4201 Woodland Road, Circle Pines, Minnesota 55014.  NTIC purchased the real estate and 40,000 square feet building in which its corporate headquarters is located in September 2006.  To finance the purchase, Northern Technologies Holding Company, LLC (NTI LLC) obtained a term loan from PNC Bank, National Association (PNC Bank) with a principal amount of $1,275,000 that was to mature on May 1, 2011.  On January 10, 2011, NTI LLC refinanced the term loan in the then principal amount of approximately $1,141,788.  The term loan matures on January 10, 2016, bears interest at an annual rate based on the daily LIBOR rate plus 2.15% and is payable in 59 consecutive monthly installments equal to approximately $6,343 (inclusive of principal but exclusive of interest).  The term loan is secured by a first lien on the real estate and building owned by NTI LLC and all of the assets of NTIC and is guaranteed by NTIC.

A subsidiary of NTIC, NTI Facilities, Inc., leases approximately 17,000 square feet of office, manufacturing, laboratory and warehouse space located at 23205 Mercantile Road, Beachwood, Ohio.  The monthly rental payments are $17,500, which are adjusted annually according to the annual consumer price index, through November 2014.   Additionally, NTIC has contract warehousing agreements in place in California and Indiana to hold and release stock products to customers.

NTIC’s management considers NTIC’s current properties suitable and adequate for its current and foreseeable needs.

Item 3.          LEGAL PROCEEDINGS

From time to time, NTIC is subject to various claims and legal actions in the ordinary course of its business.  NTIC is not currently involved in any legal proceeding in which NTIC believes, based on information currently available, that there is a reasonable possibility of a material loss.

Item 4.          [REMOVED AND RESERVED]

Item 4A.       EXECUTIVE OFFICERS OF THE REGISTRANT

The two individuals named below have been designated by NTIC’s Board of Directors as “executive officers” of NTIC.  Their ages and the offices held, as of November 18, 2011, are as follows:

Name	Age	Position with NTIC
G. Patrick Lynch	44	President and Chief Executive Officer

Matthew C. Wolsfeld	37	Chief Financial Officer and Corporate Secretary

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

Other corporate officers of NTIC, their ages and the offices held, as of November 18, 2011, are as follows:

Name	Age	Position with NTIC
Prof. Efim Ya. Lyublinski	73	Vice President and Director of New Technologies and Applications Engineering

Vineet R. Dalal	41	Vice President and Director – Global Market Development – Natur-Tec®

Gautam Ramdas	37	Vice President and Director – Global Market Development – Oil & Gas

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

Vineet R. Dalal, an employee of NTIC since 2004, has served as Vice President and Director – Global Market Development – Natur-Tec® since November 2005.  Prior to joining NTIC, Mr. Dalal was a Principal in the Worldwide Product Development Practice of PRTM, a management consultancy to technology based companies.  In this position, Mr. Dalal consulted to several Fortune 500 companies, in the areas of product strategy, Product Lifecycle Management (PLM) and technology management.  Prior to that, Mr. Dalal held positions in program management and design engineering at National Semiconductor Corporation in Santa Clara, California.  Mr. Dalal received an M.B.A. degree from the University of Michigan Business School in Ann Arbor, Michigan.  He also holds an M.S. degree in Electrical and Computer Engineering from Oregon State University, and a B.Eng. degree in Electronics Engineering from Karnatak University, India.

Gautam Ramdas, an employee of NTIC since 2005, has served as Vice President and Director – Global Market Development – Oil & Gas since 2005.  Prior to joining NTIC, Mr. Ramdas was a Manager in the Strategic Change group of IBM Business Consulting Services. In this position, Mr. Ramdas led consulting engagements at several Fortune 500 companies, in the areas of service strategy, global supplier relationship management and supply chain streamlining.  Mr. Ramdas held positions in the E-Commerce and Supply Chain strategy groups at PricewaterhouseCoopers Management Consulting, again providing consulting services for Fortune 500 clients.  Prior to management consulting, Mr. Ramdas worked as a program manager and design engineer with Kinhill Engineers in Australia.  He has also been involved in the start-up stage of successful small businesses in the U.S. and in India.  Mr. Ramdas received an M.B.A. from the University of Michigan Business School in Ann Arbor, Michigan.  He also holds a bachelor’s degree in Mechanical Engineering from the College of Engineering, Guindy (Chennai), India.

PART II

Item 5.          MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

NTIC’s common stock is listed for trading on the NASDAQ Global Market under the symbol “NTIC.”  The following table sets forth the high and low daily sales prices for NTIC’s common stock, as reported by the NASDAQ Global Market, for the fiscal quarter indicated:

	High	Low
Fiscal 2011
Fourth Quarter	$20.87	$15.05
Third Quarter	16.77	13.18
Second Quarter	16.50	12.27
First Quarter	15.00	9.00

Fiscal 2010
Fourth Quarter	$14.36	$9.25
Third Quarter	10.97	8.72
Second Quarter	10.74	7.52
First Quarter	9.00	7.00

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

Number of Record Holders

As of August 31, 2011, there were 243 record holders of NTIC’s common stock.  This does not include shares held in “street name” or beneficially owned.

Recent Sales of Unregistered Equity Securities

NTIC did not issue any shares of its common stock or any other equity securities of NTIC that were not registered under the Securities Act of 1933, as amended, during the fourth quarter of fiscal year ended August 31, 2011.

Issuer Purchases of Equity Securities

NTIC did not purchase any shares of its common stock or any other equity securities of NTIC during the fourth quarter of fiscal year ended August 31, 2011.

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

•
NTIC’s Joint Venture Network.  This section provides a brief overview of NTIC’s joint venture network, the joint ventures which are considered individually significant to NTIC’s consolidated assets and income and how NTIC’s joint ventures are accounted for by NTIC.

•	Financial Overview. This section provides a brief summary of NTIC’s financial results and financial condition for fiscal 2011.

•	Sales and Expense Components. This section provides a brief description of the significant line items in NTIC’s consolidated statements of operations.

•	Results of Operations. This section provides an analysis of the significant line items in NTIC’s consolidated statements of operations.

•	Liquidity and Capital Resources. This section provides an analysis of NTIC’s liquidity and cash flows and a discussion of NTIC’s outstanding debt and other commitments.

•	Off-Balance Sheet Arrangements. This section describes NTIC’s material off-balance sheet arrangements.

•	Inflation and Seasonality. This section describes the effects of inflation and seasonality, if any, on NTIC’s business and operating results.

•	Market Risk. This section describes material market risks to which NTIC is subject.

•	Related Party Transactions. This section describes any material related party transactions to which NTIC is a party.

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

•
Recent Accounting Pronouncements.  This section discusses recently issued accounting pronouncements that have had or may affect NTIC’s results of operations and financial condition and references Note 2 to NTIC’s consolidated financial statements, which summarizes such pronouncements.

Business Overview

NTIC develops and markets proprietary environmentally beneficial products and services in over 55 countries either directly or via a network of joint ventures, independent distributors and agents.  NTIC’s primary business is corrosion prevention marketed mainly under the ZERUST® brand.  NTIC has been selling its proprietary ZERUST® rust and corrosion inhibiting products and services to the automotive, electronics, electrical, mechanical, military and retail consumer markets for over 35 years, and more recently, has targeted and expanded into the oil and gas industry.  NTIC also sells a portfolio of bio-based and biodegradable (compostable) polymer resin compounds and finished products marketed under the Natur-Tec® brand.  These products are intended to reduce NTIC’s customers’ carbon footprint and provide environmentally sound disposal options.

NTIC’s ZERUST® rust and corrosion inhibiting products include plastic and paper packaging, liquids and coatings, rust removers and cleaners, diffusers and variations of these products designed specifically for the oil and gas industry.   NTIC’s also offers worldwide on-site technical consulting for rust and corrosion prevention issues.  NTIC’s technical service consultants work directly with the end users of NTIC’s ZERUST® rust and corrosion inhibiting products to analyze their specific needs and develop systems to meet their technical requirements.  In North America, NTIC sells its ZERUST® corrosion prevention solutions through a direct sales force as well as a network of independent distributors and agents.  Internationally, NTIC sells its ZERUST® corrosion prevention solutions through its majority owned Brazilian subsidiary, Zerust Prevenção de Corrosão S.A. (Zerust Brazil), and joint venture arrangements in North America, Europe and Asia.

One of NTIC’s strategic initiatives is to expand into and penetrate other markets for its ZERUST® corrosion prevention solutions.  For the past several years, NTIC has focused its sales and marketing efforts on the oil and gas industry since the infrastructure that supports that industry is typically constructed using metals that are highly susceptible to corrosion and NTIC believes that its ZERUST® corrosion prevention solutions will minimize maintenance downtime on critical oil and gas industry infrastructure, extend the life of such infrastructure and reduce the risk of environmental pollution due to corrosion leaks.  Petroleo Brasileiro S.A. (Petrobras), an oil company located in Brazil, has conducted extensive multi-year product field trials of NTIC’s ZERUST® rust and corrosion inhibiting products against competitive alternatives.  During fiscal 2010, Zerust Brazil received a Phase I contract for an initial implementation of $1.4 million (BRL$ 2.5 million) in ZERUST® products.  During fiscal 2011, Zerust Brazil signed a Phase 2 expanded contract with Petrobras to supply an additional $2.6 million (BRL$ 4.21 million) in ZERUST® products.  NTIC is also pursuing opportunities to market its ZERUST® rust and corrosion prevention solutions to other targeted potential customers in the oil and gas industry across several countries through NTIC’s joint venture partners and other strategic partners.  NTIC believes the sale of its ZERUST® corrosion prevention solutions to customers in the oil and gas industry will involve a long sales cycle, likely including a one- to two-year trial period with each customer and a slow integration process thereafter.

Natur-Tec® bio-based and biodegradable plastics are manufactured using NTIC’s patented and/or proprietary technologies and are intended to replace conventional petroleum-based plastics.  The Natur-Tec® bioplastics portfolio includes biopolymer resin compounds which are available in several grades tailored for a variety of applications, such as blown-film extrusion, extrusion coating, injection molding and rigid, engineered plastics, and finished products, including shopping and grocery bags, lawn and leaf bags, can liners, pet waste collection bags, cutlery, packaging foam and coated paper products, which are engineered to be fully biodegradable in a composting environment.  In North America, NTIC markets its Natur-Tec® resin compounds and finished products primarily through a network of independent distributors and agents.  Internationally, NTIC sells its Natur-Tec® resin compounds and finished products both directly and through some of its joint venture arrangements, including in particular its joint venture in India, Harita NTI Limited (HNTI).

In fiscal 2011, NTIC and HNTI signed a memorandum of understanding with the Indian conglomerate ITC Limited to jointly develop and commercialize biopolymer extrusion coated paper products targeted at the consumer goods packaging market in India. The two companies will jointly develop solutions in the Indian market towards providing biodegradable/compostable products such as food service ware, food packaging, personal care product packaging and other fast-moving consumer goods packaging. The biopolymer resin compounds will be manufactured by HNTI for integration with paper manufactured by ITC’s Paperboards and Specialty Papers Division.  In addition, during fiscal 2011, NTIC entered into an agreement with Italy-based Naturfuels s.r.l. to distribute its Natur-Tec® bioplastic materials and products in the Italian and Swiss markets.  Under the terms of the distribution agreement, NTIC will supply Naturfuels with NTIC’s patented high-strength Natur-Tec® compostable film grade resin compounds to be used for the production of bio-plastic shopping and garbage bags on conventional plastic film production equipment.

NTIC’s Joint Venture Network

NTIC participates, either directly or indirectly, in 24 active joint venture arrangements in North America, Europe and Asia.  Each of these joint ventures generally manufactures and markets products in the geographic territory to which it is assigned.  While most of NTIC’s joint ventures exclusively sell rust and corrosion inhibiting products, some of the joint ventures sell NTIC’s Natur-Tec® resin compounds and finished products and NTIC’s Polymer Energy LLC joint venture manufactures and sells Polymer Energy™ equipment that converts waste plastic into diesel, gasoline and heavy fractions.  NTIC historically has funded its joint venture investments with cash generated from operations.

NTIC’s receipt of funds from its joint ventures is dependent upon fees for services that NTIC provides to its joint ventures based primarily on the revenues of the joint ventures and NTIC’s receipt of dividend distributions from the joint ventures.  NTIC receives fees for services provided to its joint ventures based primarily on the net sales of the individual joint ventures.  The fees for services provided to joint ventures are determined based on either a flat fee or a percentage of sales depending on local laws and tax regulations.  With respect to NTIC’s primary joint venture in Germany (EXCOR), NTIC recognizes an agreed upon quarterly fee for such services.  With respect to NTIC’s ASEAN joint venture holding company (NTI ASEAN), NTIC does not receive a fee for such services, but rather receives a bi-annual dividend based on available cash.  NTIC recognizes equity income from its joint ventures based on the overall profitability of its joint ventures. Such profitability is subject to variability from quarter to quarter which, in turn, subjects NTIC’s earnings to variability from quarter to quarter.  The profits of NTIC’s joint ventures are shared by the respective joint venture owners in accordance with their respective ownership percentages.  NTIC typically owns only 50% or less of each of its joint venture entities and thus does not control the decisions of these entities regarding whether to pay dividends and, if paid, how much they should be in a given year.  The payment of a dividend by an entity is determined by a joint vote of the owners and is not at the sole discretion of NTIC.

NTIC does not consolidate the results of its joint ventures on its consolidated financial statements.  NTIC’s investments in its joint ventures are accounted for using the equity method.  Although Zerust Brazil originated as a joint venture of NTIC, it is no longer considered a joint venture, but rather it is a majority owned subsidiary of NTIC and thus unlike NTIC’s joint ventures, its results are consolidated on NTIC’s consolidated financial statements.  NTIC holds 85% of the equity and 85% of the voting rights of Zerust Brazil.  Prior to the fourth quarter of fiscal 2010 and the preparation of NTIC’s fiscal 2010 financial statements, NTIC accounted for its Zerust Brazil investment under the equity method.  NTIC owned only 50%, which it considered to be less than a majority, of the equity and voting rights of Zerust Brazil prior to September 2006.  NTIC acquired an additional 35% ownership interest in Zerust Brazil in September 2006 and held 85% of the equity and voting rights thereafter.  Prior to the fourth quarter of fiscal 2010, NTIC held the additional 35% ownership interest in Zerust Brazil with the intent of finding an acquiring party, believing its majority control of Zerust Brazil would be temporary and determined not to consolidate Zerust Brazil because the impact on NTIC’s consolidated financial statements was immaterial.  During the fourth quarter of fiscal 2010, NTIC stopped pursuing a buyer of the 35% ownership interest and decided to consolidate the financial results of Zerust Brazil as of and for the fiscal year ended August 31, 2010.  NTIC believes that the impact of not consolidating Zerust Brazil on NTIC’s consolidated financial statements for periods prior to the fourth quarter of fiscal 2010 was immaterial to NTIC’s consolidated financial statements.

NTIC has not consolidated the Polymer Energy LLC joint venture in NTIC’s consolidated financial statements for fiscal 2011 or fiscal 2010 or any prior period since Polymer Energy LLC has had limited activity since its inception in 2003 and NTIC believes that the impact of not consolidating this entity on NTIC’s consolidated financial statement has been immaterial.  Prior to fiscal 2010 and during fiscal 2011, Polymer Energy LLC did not have any financial activity including assets, liabilities, capital contributions, revenues or expenses.  During fiscal 2010, the only financial activity of Polymer Energy LLC was the receipt of license fees which were distributed to its owners in proportion to their respective ownership percentages.  Since NTIC owns a 62.5% ownership interest in Polymer Energy LLC, NTIC received and recorded a portion of these fees for services provided to joint ventures in its fiscal 2010 consolidated financial statements.  No license fees were received by Polymer Energy LLC and no other financial activity took place during fiscal 2011.  Accordingly, during fiscal 2011, NTIC received and recorded no fees for services provided to joint ventures in its consolidated financial statements attributable to its ownership interest in Polymer Energy LLC.

NTIC considers EXCOR and NTI ASEAN to be individually significant to NTIC’s consolidated assets and income; and therefore, provides certain additional information regarding these entities in the notes to NTIC’s consolidated financial statements and in this section of this report.

Financial Overview

NTIC’s management, including its chief executive officer who is NTIC’s chief operating decision maker, reports and manages NTIC’s operations in two reportable business segments based on products sold, customer base and distribution center:  ZERUST® products and services and Natur-Tec® products.

NTIC’s consolidated net sales increased 35.7% during fiscal 2011 compared to fiscal 2010.  This increase was primarily a result of increased sales of ZERUST® rust and corrosion inhibiting products and services and sales to NTIC’s joint ventures.  During fiscal 2011, 95.0% of NTIC’s consolidated net sales were derived from sales of ZERUST® products and services, which increased 34.2% to $18,542,523 during fiscal 2011 compared to $13,814,101 during fiscal 2010 due to increased demand primarily as a result of the economic recovery of the domestic manufacturing sector and the addition of new customers, partially offset by decreased pricing due to increased competition.  NTIC has focused its sales efforts of ZERUST® products and services by strategically targeting customers with specific corrosion issues in new market areas, including the oil and gas industry and other industrial sectors that offer sizable growth opportunities.  NTIC’s consolidated net sales for fiscal 2011 included $3,359,463 of sales made by Zerust Brazil, and of those sales, $997,426 in sales were made to Petrobras in Brazil.  Overall demand for ZERUST® products and services depends heavily on the overall health of the markets in which NTIC sells its products, including in particular the automotive market.

During fiscal 2011, $984,004, or 5.0%, of NTIC’s consolidated net sales were derived from sales of Natur-Tec® products compared to 4.0% during fiscal 2010.  Net sales of Natur-Tec® products increased 71.8% during fiscal 2011 compared to fiscal 2010.  This increase was due to the addition of new Natur-Tec® distributors on the West Coast of the United States.  NTIC is continuing to strengthen and expand its West Coast distribution network in California, while expanding its industrial distribution reach to geographical “green” hotspots such as Oregon, Washington, Minnesota and New England.  Additionally, NTIC is targeting key national and regional retailers utilizing independent sales agents.  Demand for the Natur-Tec® products depends primarily on market acceptance and the extent of NTIC’s distribution network.

Cost of goods sold as a percentage of net sales increased to 65.4% during fiscal 2011 compared to 65.2% during fiscal 2010 primarily as a result of a slight increase in shipping cost, production overhead, raw material prices and a higher percentage of sales of Natur-Tec® products, which generally carry smaller margins than ZERUST® products and services.

NTIC’s equity in income of joint ventures increased 41.3% to $5,536,243 during fiscal 2011 compared to $3,919,084 during fiscal 2010.  NTIC recognized a 30.7% increase in fees for services provided to joint ventures during fiscal 2011 compared to fiscal 2010.  Both of these increases were primarily a result of a 40.4% increase in total net sales of NTIC’s joint ventures during fiscal 2011 to $119,276,553 compared to fiscal 2010.  This increase in total net sales of NTIC’s joint ventures was primarily a result of the economic recovery of the international manufacturing sector that the NTIC joint venture network serves.

NTIC’s total operating expenses increased 23.3% or $2,606,810 to $13,798,672 during fiscal 2011 compared to fiscal 2010 primarily as a result of an increase in research and development expense, personnel expenses and annual bonus accrual.

NTIC expenses all costs related to product research and development as incurred.  NTIC incurred $4,364,109 and $3,333,683 of expense during fiscal 2011 and 2010, respectively, in connection with its research and development activities.  These represent net amounts after being reduced by reimbursements related to certain research and development contracts.  Such reimbursements totaled $219,175 and $600,023 for fiscal 2011 and fiscal 2010, respectively.  NTIC anticipates that it will spend between $4,300,000 and $4,500,000 in total during fiscal 2012 on research and development activities related to its new technologies.  This estimate is a net range after being reduced by anticipated reimbursements related to certain research and development contracts.

Net income attributable to NTIC increased 50.9% to $3,900,120, or $0.89 per diluted common share, for fiscal 2011 compared to $2,583,756, or $0.61 per diluted common share, for fiscal 2010.  This increase was primarily the result of increased income from NTIC’s joint ventures and gross profit, partially offset by an increase in operating expenses.  NTIC anticipates that its quarterly net income will remain subject to significant volatility primarily due to the financial performance of its joint ventures and sales of its ZERUST® products and services into the oil and gas industry and Natur-Tec® bioplastics products, which sales fluctuate more on a quarterly basis than the traditional ZERUST® business.

NTIC’s working capital was $9,085,748 at August 31, 2011, including $3,266,362 in cash and cash equivalents compared to $5,918,923 at August 31, 2010, including $1,776,162 in cash and cash equivalents.  NTIC expects to meet its future liquidity requirements during at least the next 12 months by using its existing cash and cash equivalents, forecasted cash flows from future operations, distributions of earnings and service fees to NTIC from its joint ventures and funds available through existing or anticipated financing arrangements.  NTIC also may decide to raise additional financing to help fund its new businesses through the issuance of debt or equity securities.

Sales and Expense Components

The following is a description of the primary components of net sales and expenses:

Net Sales, Excluding Joint Ventures.  NTIC derives net sales from the sale of its ZERUST® products and services and its Natur-Tec® products.  NTIC sells its ZERUST® products and services and its Natur-Tec® products either directly or via a network of joint ventures, independent distributors and agents.  Net sales, excluding joint ventures represents net sales by NTIC either directly to end users or to distributors worldwide, but not sales to NTIC’s joint ventures and not sales by NTIC’s joint ventures.  NTIC recognizes revenue from the sale of its products either directly or to distributors when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured, all of which criteria are generally met upon shipment when risk of loss and title passes to the customer or distributor.  NTIC records all amounts billed to customers and distributors in a sales transaction related to shipping and handling as sales and records costs related to shipping and handling in cost of goods sold.

Net Sales, To Joint Ventures.  Net sales, to joint ventures represents net sales by NTIC to NTIC’s joint ventures, but not sales by NTIC either directly to end users or to distributors or sales by NTIC’s joint ventures.  NTIC’s revenue recognition policy for sales to its joint ventures is the same as NTIC’s policy for sales to unaffiliated customers.  NTIC recognizes revenue from the sale of its products to joint ventures when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured, all of which criteria are generally met upon shipment when risk of loss and title passes to the joint venture.

Cost of Goods Sold.  Most of NTIC’s products are manufactured by third parties and its cost of goods sold for those products consists primarily of the price invoiced by its third-party vendors.  For the small portion of products that NTIC manufactures, NTIC’s cost of goods sold for those products consists primarily of direct labor, allocated manufacturing overhead, raw materials and components.  NTIC’s margins on its Natur-Tec® resin compounds and finished products are generally smaller than its margins on its ZERUST® products and services, and NTIC’s margins on its ZERUST® products and services sold into the oil and gas industry are generally greater than its margins on its traditional ZERUST® products and services.

Equity in Income of Joint Ventures.  NTIC’s equity in income of joint ventures consists of NTIC’s share of equity in income of its joint ventures based on the overall profitability of the joint ventures.  Such profitability is subject to variability from quarter to quarter which, in turn, subjects NTIC’s earnings to variability from quarter to quarter. Traditionally, a portion of the equity income recorded in a given fiscal year is paid to the owners of the joint venture entity during the following fiscal year through a dividend.  The payment of a dividend by a joint venture entity is determined by a vote of the joint venture owners and is not at the sole discretion of NTIC.  NTIC typically owns only 50% or less of its joint venture entities and thus does not control the decisions of these entities regarding whether to pay dividends and, if paid, how much they should be in a given year.

Fees for Services Provided To Joint Ventures.  NTIC provides certain services to its joint ventures including technical consulting, travel, insurance, technical and marketing services.  NTIC receives fees for these services it provides to its joint ventures based primarily on the net sales by NTIC’s joint ventures, the latter of which are not included in NTIC’s net sales reflected on NTIC’s consolidated statements of operations.  The fees for services received by NTIC from its joint ventures are generally determined based on either a flat fee or a percentage of net sales by NTIC’s joint ventures depending on local laws and tax regulations.  With respect to EXCOR, NTIC receives an agreed upon fixed quarterly fee for such services.  With respect to NTI ASEAN, NTIC does not receive a fee for such services, but rather receives a bi-annual dividend based on available cash.  NTIC records revenue related to fees for services provided to joint ventures when earned, amounts are determinable and collectability is reasonably assured.  Under NTIC’s agreements with its joint ventures in which the fees for services is described, fees are earned when the joint venture recognizes the revenue.

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

In prior years, fees for services provided to joint ventures also included license fees received by Polymer Energy LLC and distributed by Polymer Energy LLC to NTIC.

Selling Expenses.  Selling expenses consist primarily of sales commissions and support costs for NTIC’s direct sale and distribution system, and marketing costs.

General and Administrative Expenses.  General and administrative expenses consist primarily of salaries and benefits, and other costs for NTIC’s executives, accounting, finance, legal, information technology and human resources functions.

Expenses Incurred in Support of Joint Ventures.  NTIC incurs direct expenses related to its joint ventures and in connection with NTIC’s provision of support and services to its joint ventures.  Such expenses include items such as employee compensation and benefits, travel, consulting, legal and laboratory supplies and testing expenses.

Research and Development Expenses.  Research and development expenses include costs associated with the design, development, market analysis, lab testing and field trials and enhancements of NTIC’s products and services.  NTIC expenses all costs related to product research and development as incurred.  Research and development expenses reflect the net amount after being reduced by reimbursements related to certain research and development contracts.  With respect to such research and development contracts, NTIC accrues proceeds received under the contracts and offsets research and development expenses incurred in equal installments over the timelines associated with completion of the contracts’ specific objectives and milestones.

Interest Income.  Interest income consists of interest earned on investments in investment-grade, interest-bearing securities and money market accounts.

Interest Expense.  Interest expense results primarily from interest associated with NTIC’s term loan with PNC Bank and any borrowings under NTIC’s line of credit with PNC Bank.

Income Tax Expense (Benefit).  Income tax expense (benefit) includes federal income taxes, income tax in foreign jurisdictions, state income tax and changes to NTIC’s deferred tax valuation allowance.  NTIC utilizes the liability method of accounting for income taxes which requires an asset and liability approach to financial accounting and reporting for income taxes.  Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  NTIC records a tax valuation allowance when it is more likely than not that some portion or all of its deferred tax assets will not be realized.  NTIC makes this determination based on all available evidence, including historical data and projections of future results.  Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Results of Operations

Fiscal Year 2011 Compared to Fiscal Year 2010

The following table sets forth NTIC’s results of operations for fiscal 2011 and fiscal 2010.

	Fiscal 2011	% of Net Sales	Fiscal 2010	% of Net Sales	$ Change	% Change
Net sales, excluding joint ventures	$16,594,004	85.0%	$12,190,171	84.7%	$4,403,833	36.1%
Net sales, to joint ventures	2,932,523	15.0%	2,196,593	15.3%	735,930	33.5%
Cost of goods sold	12,768,640	65.4%	9,384,866	65.2%	3,383,774	36.1%
Equity in income of joint ventures	5,536,243	28.4%	3,919,084	27.2%	1,617,159	41.3%
Fees for services provided to joint ventures	6,129,979	31.4%	4,690,450	32.6%	1,439,529	30.7%
Selling expenses	4,090,704	21.0%	3,059,207	21.3%	1,031,497	33.7%
General and administrative expenses	4,343,283	22.2%	3,923,103	27.3%	420,180	10.7%
Expenses incurred in support of joint ventures	1,000,576	5.1%	875,869	6.1%	124,707	14.2%
Research and development expenses	4,364,109	22.4%	3,333,683	23.2%	1,030,426	30.9%

Net Sales.  NTIC’s consolidated net sales increased 35.7% to $19,526,527 during fiscal 2011 compared to fiscal 2010.  NTIC’s consolidated net sales to customers excluding NTIC’s joint ventures increased 36.1% to $16,594,004 during fiscal 2011 compared to fiscal 2010.  Net sales to joint ventures increased 33.5% to $2,932,523 in fiscal 2011 compared to fiscal 2010.  These increases were due primarily to an increase in sales of ZERUST® rust and corrosion inhibiting products and services primarily as a result of increased demand due to the recovery to some extent of the manufacturing sector and the addition of new customers, partially offset by slightly decreased pricing due to increased competition.

The following table sets forth additional detail regarding NTIC’s net sales by product category and segment for fiscal 2011 and fiscal 2010:

	Fiscal 2011	Fiscal 2010	$ Change	% Change
ZERUST® net sales	$18,542,523	$13,814,101	$4,728,422	34.2%
Natur-Tec® net sales	984,004	572,663	411,341	71.8%
Total net sales	$19,526,527	$14,386,764	$5,139,763	35.7%

During fiscal 2011, 95.0% of NTIC’s consolidated net sales were derived from sales of ZERUST® products and services, which increased 34.2% to $18,542,523 during fiscal 2011 compared to $13,814,101 during fiscal 2010.  This increase was primarily due to increased demand as a result of the economic recovery of the domestic manufacturing sector and the addition of new customers, partially offset by decreased pricing due to increased competition.  Overall demand for ZERUST® products and services depends heavily on the overall health of the industrial markets in which NTIC sells its products, including in the automotive market. NTIC has focused its sales efforts of ZERUST® products and services by strategically targeting customers with specific corrosion issues in new market areas, including the oil and gas industry and other industrial sectors that offer sizable growth opportunities.

NTIC’s consolidated net sales during fiscal 2011 included $3,359,463 of sales made by Zerust Brazil, and of those sales, $997,426 in sales were made to Petrobras compared to $1,925,819 of sales made by Zerust Brazil during fiscal 2010, including of those sales, $774,928 to Petrobras.  As previously disclosed, during the second quarter of fiscal 2011, Zerust Brazil received a contract for ZERUST® products from Petrobras representing an aggregate of $2.6 million.  NTIC anticipates sales to Petrobras under this contract mostly during fiscal 2012.  NTIC also anticipates that its sales of ZERUST® products and services into the oil and gas industry will remain subject to significant volatility from quarter to quarter as sales are converted and purchase orders are filled

Net sales of Natur-Tec® products increased 71.8% to $984,004 during fiscal 2011 compared to $572,663 in fiscal 2010.  This increase was primarily due to the addition of new Natur-Tec® distributors on the West Coast of the United States.  NTIC anticipates additional revenue in future periods from anticipated sales of film-grade resin compounds to customers in both the North American and European markets, primarily to meet anticipated demand for biodegradable plastic bags that comply with various recently enacted governmental regulations. Additionally, NTIC is continuing to strengthen and expand its West Coast distribution network in California, while expanding its industrial distribution reach to geographical “green” hotspots such as Oregon, Washington, Minnesota and New England.  NTIC is also targeting key national and regional retailers utilizing independent sales agents.  Demand for the Natur-Tec® products depends primarily on market acceptance of the products and the extent of NTIC’s distribution network, which as of August 31, 2011 consisted of 22 national and regional distributors and independent manufacturer’s sales representatives.

Cost of Goods Sold.  Cost of goods sold increased 36.1% in fiscal 2011 compared to fiscal 2010 primarily as a result of the increase in net sales. Cost of goods sold as a percentage of net sales increased to 65.4% during fiscal 2011 compared to 65.2% during fiscal 2010 primarily as a result a slight increase in shipping cost, production overhead, raw material prices and a higher percentage of sales of Natur-Tec® products, which generally carry smaller margins than ZERUST® products and services.  Cost of goods sold in fiscal 2010 was effected by a $360,577 write-down of Natur-Tec® inventory to its market value.  There were no significant write-downs in fiscal 2011.

NTIC anticipated greater demand for its Natur-Tec® products than it experienced during fiscal 2010.  Accordingly, NTIC had been unable to sell its Natur-Tec® inventory at the times and prices and in the volumes that NTIC initially anticipated.  As a result, NTIC reduced the value of its Natur-Tec® inventory during fiscal 2010 to reflect its net realizable value by $360,577.  The Natur-Tec® raw material and finished goods inventory was purchased and manufactured previously when the base resins were significantly more expensive. As of August 31, 2011, $902,507 of Natur-Tec® inventory remained on NTIC’s consolidated balance sheet.  If NTIC is unable to sell its remaining Natur-Tec® inventory at the times and prices and in the volumes at which it currently anticipates, future additional write-downs may be necessary, which could adversely affect NTIC’s cost of goods sold.

Equity in Income of Joint Ventures.  NTIC had equity in income of joint ventures of $5,536,243 during fiscal 2011 compared to equity in income of joint ventures of $3,919,084 during fiscal 2010.  This increase in equity in income was due to increased sales and profitability of NTIC’s joint ventures.  Of the total equity in income of joint ventures, NTIC had equity in income of joint ventures of $3,274,333 attributable to EXCOR during fiscal 2011 and $2,113,872 attributable to EXCOR during fiscal 2010.  Of the total equity in income of joint ventures, NTIC had equity in income of joint ventures of $1,212,250 attributable to NTI ASEAN during fiscal 2011 and $902,935 attributable to NTI ASEAN during fiscal 2010.  NTIC had equity in income of all other joint ventures of $1,049,660 during fiscal 2011 and $902,278 during fiscal 2010.

Fees for Services Provided to Joint Ventures.  NTIC recognized fee income for services provided to joint ventures of $6,129,979 during fiscal 2011 compared to $4,690,450 during fiscal 2010, representing an increase of 30.7%.  This increase in fees for services provided to joint ventures was due primarily to the 40.4% increase in net sales of NTIC’s joint ventures to $119,276,553 in fiscal 2011 compared to $84,973,646 in fiscal 2010.  Sales of NTIC’s joint ventures are not included in NTIC’s sales and are not combined with NTIC’s sales in NTIC’s consolidated financial statements or in any description of NTIC’s sales.

Of the total fee income for services provided to its joint ventures, fees of $1,066,659 were attributable to EXCOR during fiscal 2011 compared to $1,000,037 attributable to EXCOR during fiscal 2010.  This increase was primarily the result of foreign currency exchange rate fluctuations.   NTIC does not receive fees attributable to NTI ASEAN.  NTIC receives dividend payments based on fees paid from the joint ventures that comprise the ASEAN investments.  NTIC received fee income for services provided to all of its other joint ventures of $5,063,320 during fiscal 2011 compared to $3,690,413 during fiscal 2010.

NTIC sponsors a worldwide joint venture conference periodically in which all of NTIC’s joint ventures and subsidiaries are invited to participate.  NTIC defers a portion of its fees for services provided to joint ventures in each accounting period leading up to the next conference, reflecting that NTIC has not fully earned the payments received during that period.  The next joint venture conference is scheduled to be held in summer of 2012 or 2013.  No additional income during fiscal 2011 or fiscal 2010 was deferred related to this future conference since $288,000 had been accrued prior to such time during fiscal 2007 to fiscal 2009, which represents the amount that NTIC expects to spend to hold the next conference.  This amount is based on the historical experience of NTIC, current conditions and the intentions of NTIC’s management.  NTIC does not anticipate deferring any additional fees for services provided to joint ventures until after the next conference.  The costs associated with these joint venture conferences are offset against the deferral as incurred, generally in the period in which the conference is held and immediately before.

Selling Expenses.  NTIC’s selling expenses increased 33.7% in fiscal 2011 compared to fiscal 2010 primarily due to increases in compensation and employee benefits, lab testing related expenses, commissions expenses, travel and related expenses, consulting expenses and selling expenses incurred at Zerust Brazil.  Selling expenses as a percentage of net sales decreased to 21.0% in fiscal 2011 compared to 21.3% in fiscal 2010 due to smaller proportional increases in selling expenses compared to the increase in net sales.

General and Administrative Expenses.  NTIC’s general and administrative expenses increased 10.7% in fiscal 2011 compared to fiscal 2010 primarily as a result of an increase in compensation and benefits expenses, partially offset by a decrease in consulting expenses and a loan write-off.  As a percentage of net sales, general and administrative expenses decreased to 22.2% in fiscal 2010 compared to 27.3% in fiscal 2010 due to fixed general and administrative expenses spread over increased net sales.

Expenses Incurred in Support of Joint Ventures.  Expenses incurred in support of NTIC’s joint ventures were $1,000,576 during fiscal 2011 compared to $875,869 during fiscal 2010, representing an increase of 14.2%.  This increase was due to an increase in consulting expense and legal and lab testing.

Research and Development Expenses.  NTIC’s research and development expenses increased 30.9% in fiscal 2011 compared to fiscal 2010 due to increases in salary and benefits expense and lab testing, partially offset by a decrease in consulting expenses.

Interest Income.  NTIC’s interest income increased to $108,692 in fiscal 2011 compared to $30,939 in fiscal 2010 primarily due to increased cash balances earning interest during fiscal 2011 compared to fiscal 2010.

Interest Expense.  NTIC’s interest expense decreased to $59,541 in fiscal 2011 compared to $97,676 in fiscal 2010 primarily due to the refinancing of NTIC’s term loan in fiscal 2011 and its decreased term loan balance during fiscal 2011 compared to fiscal 2010.

Income Before Income Tax Expense (Benefit).  Income before income tax expense (benefit) increased to $4,768,155 for fiscal 2011 compared to $2,303,756 for fiscal 2010.

Income Tax Expense (Benefit).  Income tax expense for fiscal 2011 was $706,000 compared to a benefit of $(230,000) for fiscal 2010.  Income tax expense (benefit) was calculated based on management’s estimate of NTIC’s annual effective income tax rate.  NTIC’s annual effective income tax rate during fiscal 2011 and fiscal 2010 was lower than the statutory rate primarily due to NTIC’s equity in income of joint ventures being recognized based on after-tax earnings of these entities.  To the extent undistributed earnings of NTIC’s joint ventures are distributed to NTIC, it is not expected to result in any material additional income tax liability after the application of foreign tax credits. NTIC records a tax valuation allowance when it is more likely than not that some portion or all of its deferred tax assets will not be realized to reduce deferred tax assets to the amount expected to be realized.  NTIC determined based on all available evidence, including historical data and projections of future results, that it is more likely than not that all of its deferred tax assets, except for its foreign tax credit carryforwards and Minnesota state research and development credit carryforwards, will be fully realized and that NTIC’s deferred tax asset related to foreign tax credit carryforwards will not be realized due to insufficient federal taxable income within the carryforward period and the fact that for ordering purposes the foreign tax credit carryforwards are not allowed to be used until after any current year foreign tax credits are utilized.

Liquidity and Capital Resources

Sources of Cash and Working Capital.  As of August 31, 2011, NTIC’s working capital was $9,085,748, including $3,266,362 in cash and cash equivalents, compared to working capital of $5,918,923, including $1,776,162 in cash and cash equivalents, as of August 31, 2010.

In connection with the purchase of its corporate headquarters, in September 2006, Northern Technologies Holding Company, LLC (NTI LLC) obtained a term loan from PNC Bank, National Association (PNC Bank) with a principal amount of $1,275,000 that was to mature on May 1, 2011.  On January 10, 2011, NTI LLC refinanced its term loan in the then principal amount of approximately $1,141,788.  The term loan matures on January 10, 2016, bears interest at an annual rate based on the daily LIBOR rate plus 2.15% and is payable in 59 consecutive monthly installments equal to approximately $6,343 (inclusive of principal but exclusive of interest) commencing in February 2011.  The term loan is secured by a first lien on the real estate and building owned by NTI LLC and all of the assets of NTIC and is guaranteed by NTIC.

As of August 31, 2011, NTIC had a revolving line of credit with PNC Bank of $3,000,000 with no amounts outstanding as of such date.  The line of credit is evidenced by an amended and restated committed line of credit note in the principal amount of up to $3,000,000.  The line of credit has a $1,200,000 standby letter of credit subfacility, with any standby letters of credit issued thereunder being at the sole discretion of PNC Bank.  Any standby letters of credit issued under the subfacility are subject to customary fees and charges payable by NTIC.  Advances made under the line of credit are due and payable on January 10, 2012.  NTIC anticipates renewing the line of credit prior to the January 10, 2012 maturity date.  At the option of NTIC, outstanding advances under the line of credit bear interest at either (a) an annual rate based on LIBOR plus 2.15% for the applicable LIBOR interest period selected by NTIC or (b) at the rate publicly announced by PNC Bank from time to time as its prime rate.  Interest is payable in arrears (a) for the portion of advances bearing interest under the prime rate on the last day of each month during the term thereof and (b) for the portion of advances bearing interest under the LIBOR option on the last day of the respective LIBOR interest period selected for such advance.  Any unpaid interest is payable on the maturity date.

The term loan and the line of credit are governed under two separate loan agreements.  The loan agreements contain standard covenants, including affirmative financial covenants, such as the maintenance of a minimum fixed charge coverage ratio, and negative covenants, which, among other things, limit the incurrence of additional indebtedness, loans and equity investments, disposition of assets, mergers and consolidations and other matters customarily restricted in such agreements. Under the loan agreements, NTIC is subject to a minimum fixed charge coverage ratio of 1.10:1.00.  Under the fixed charge coverage ratio financial covenant, NTIC shall not, as of the last calendar day of any fiscal quarter, on a rolling four quarters basis, suffer or permit the ratio of its adjusted EBITDA (defined as the aggregate of (a) its net income for that period, plus (b) its interest expense for that period, plus (c) its federal, state, and local income taxes, if any, for that period, plus (d) its depreciation and amortization charges for that period, plus (e) other non-recurring non-cash expenses reducing net income, minus (f) non-recurring non-cash items increasing net income, plus (g) increases to paid-in capital on stockholders’ equity, minus (h) decreases to paid-in capital on stockholder’s equity) to the aggregate (without duplication) of (i) its interest expense for that period, plus (ii) capital expenditures paid for from NTIC’s funds other than funds borrowed as term debt to finance such capital expenditures during that period, plus (iii) all dividends and distributions paid during that period, plus (iv) taxes paid in cash plus, plus (v) payments made under all capital leases, plus (vi) an amount equal to the aggregate of all scheduled payments of principal on all indebtedness for borrowed money having an original term of more than one year, as shown on NTIC’s consolidated financial statements as current liabilities as of one year prior to the date of determination to be less than 1.10:1.00.  The fixed charge coverage ratio is to be computed and determined on a consolidated basis for NTIC and its subsidiaries in accordance with generally accepted accounting principles applied on a consistent basis (subject to normal year-end adjustments).  The loan agreements also contain customary events of default, including, without limitation, payment defaults, material inaccuracy of representations and warranties, covenant defaults, bankruptcy and involuntary proceedings, and monetary judgment defaults.

NTIC believes that a combination of its existing cash and cash equivalents, forecasted cash flows from future operations, anticipated distributions of earnings, anticipated fees to NTIC for services provided to its joint ventures, and funds available through existing or anticipated financing arrangements, will be adequate to fund its existing operations, investments in new or existing joint ventures, capital expenditures, debt repayments and any stock repurchases for at least the next 12 months.  During fiscal 2012, NTIC expects to continue to invest in research and development and in marketing efforts and resources into its new businesses, product lines and markets, including in particular the application of its corrosion prevention technology into the oil and gas industry.  In order to take advantage of such new product and market opportunities to expand its business and increase its revenues, NTIC may decide to finance such opportunities by borrowing under its revolving line of credit or raising additional financing through the issuance of debt or equity securities.  There is no assurance that any financing transaction will be available on terms acceptable to NTIC or at all, or that any financing transaction will not be dilutive to NTIC’s current stockholders.

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

Uses of Cash and Cash Flows.  Net cash used in operating activities during fiscal 2011 was $1,136,223 which resulted principally from NTIC’s equity in income from joint ventures and increases in receivables, inventories and prepaid expenses, partially offset by NTIC’s net income, depreciation, amortization, and increases in accounts payable, accrued liabilities, income taxes payable and accrued liabilities.  Net cash used in operating activities during fiscal 2010 was $1,175,892 which resulted principally from NTIC’s equity in income from joint ventures and increases in inventories, trade receivables and deferred income taxes, partially offset by NTIC’s net income, depreciation and amortization expense, and decreases in services receivables from joint ventures, accrued liabilities and accounts payable.

NTIC’s cash flows from operations are impacted by significant changes in certain components of NTIC’s working capital, including inventory turnover and changes in receivables.  NTIC considers internal and external factors when assessing the use of its available working capital, specifically when determining inventory levels and credit terms of customers.  Key internal factors include existing inventory levels, stock reorder points, customer forecasts and customer requested payment terms, and key external factors include the availability of primary raw materials and sub-contractor production lead times.  NTIC’s typical contractual terms for trade receivables excluding joint ventures are traditionally 30 days and for trade receivables from its joint ventures are 90 days.  Before extending unsecured credit to customers, excluding NTIC’s joint ventures, NTIC reviews customers’ credit histories and will establish an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers and other information.  Accounts receivable over 30 days are considered past due for most customers.  NTIC does not accrue interest on past due accounts receivable.  If accounts receivables in excess of the provided allowance are determined uncollectible, they are charged to selling expense in the period that determination is made.  Accounts receivable are deemed uncollectible based on NTIC exhausting reasonable efforts to collect. NTIC’s typical contractual terms for receivables for services provided to its joint ventures are 90 days.  NTIC records receivables for services provided to its joint ventures on an accrual basis, unless circumstances exist that make the collection of the balance uncertain in which case the fee income will be recorded on a cash basis until there is consistency in payments.  This determination is handled on a case by case basis.

NTIC experienced an increase in receivables and inventory as of August 31, 2011 compared to August 31, 2010 due to the increase in net sales and requests from customers to stock more products to shorten lead times and meet customer demand.  Trade receivables excluding joint ventures as of August 31, 2011 increased $287,547 compared to August 31, 2010, primarily related to the increase in NTIC’s net sales.

Outstanding trade receivables excluding joint ventures balances as of August 31, 2011 increased nine days to an average of 49 days from balances outstanding from these customers as of August 31, 2010.

Outstanding trade receivables from joint ventures as of August 31, 2011 decreased $66,415 compared to August 31, 2010, primarily due to the timing of payments, which resulted in a decrease of outstanding balances from trade receivables from joint ventures as of August 31, 2011 of 116 days from an average of 123 days from balances outstanding from these customers compared to August 31, 2010.  The significant average days outstanding of trade receivables from joint ventures as of August 31, 2011 were primarily due to the current receivable balance at NTIC’s joint venture in India.  NTIC has made separate arrangements for payments on product that NTIC’s joint venture in India has purchased from NTIC until the product is sold.

Outstanding services fees receivable from joint ventures as of August 31, 2011 increased $829,097 as compared to August 31, 2010, primarily resulting from an extension of terms mostly associated with NTIC’s joint venture in India which resulted in a increase of 21 days of fees receivable outstanding as of the August 31, 2011 to an average of 117 days as compared to August 31, 2010.

Net cash provided by investing activities during fiscal 2011 was $2,184,915 which was comprised of dividends received from joint ventures and proceeds from sale of property and equipment partially offset by additions to property and equipment, additions to patents and investments in joint ventures.  Net cash provided by investing activities during fiscal 2010 was $594,418, which was comprised of dividends received from joint ventures and cash received on loans made, partially offset by investment in joint ventures and additions to property and equipment and patents.

Net cash provided by financing activities during fiscal 2011 was $408,719, which resulted from proceeds from option exercises and NTIC’s employee stock purchase plan, partially offset by principal payments on the bank loan for NTIC’s corporate headquarters buildings.  Net cash provided by financing activities during fiscal 2010 was $2,218,751, which resulted primarily from proceeds from NTIC’s September 2009 registered directed offering and from NTIC’s employee stock purchase plan and option exercises, partially offset by bank overdrafts and principal payments on the bank loan for NTIC’s corporate headquarters building.

Capital Expenditures and Commitments.  NTIC had no material lease or other material capital commitments as of August 31, 2011, except a lease agreement entered into by NTI Facilities, Inc., a subsidiary of NTIC, for approximately 16,994 square feet of office, manufacturing, laboratory and warehouse space in Beachwood, Ohio, requiring monthly payments of $17,500, which are adjusted annually according to the annual consumer price index, through November 2014.

NTIC spent approximately $567,257 on capital expenditures during fiscal 2011 and expects to spend approximately $1,200,000 on capital expenditures during fiscal 2012.  Such anticipated capital expenditures for fiscal 2012 relate primarily to the expansion of its laboratory facilities in Circle Pines, Minnesota and the purchase of new equipment.

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

At the option of NTIC, outstanding advances under NTIC’s $3,000,000 revolving line of credit with PNC Bank bear interest at either (a) an annual rate based on LIBOR plus 2.15% for the applicable LIBOR interest period selected by NTIC or (b) at the rate publicly announced by PNC Bank from time to time as its prime rate, and thus may subject NTIC to some market risk on interest rates.  As of August 31, 2011, NTIC had no borrowings under the line of credit.

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

NTIC established its joint venture network approximately 25 years ago as a method to increase its worldwide distribution network for its rust and corrosion inhibiting products and services.  NTIC participates, either directly or indirectly, in 24 active joint venture arrangements in North America, Europe and Asia.  Each of these joint ventures generally manufactures and markets finished products in the geographic territory to which it is assigned.  NTIC’s joint venture partners are knowledgeable in the applicable environmental, labor, tax and other requisite regulations and laws of the respective foreign countries in which they operate, as well as the local customs and business practices.  NTIC’s revenue recognition policy for sales to its joint ventures is the same as its policy for sales to unaffiliated customers.

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

See Note 12 to NTIC’s consolidated financial statements for other related party transaction disclosures.

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

Principles of Consolidation

The Company evaluates its voting and variable interests in entities on a qualitative and quantitative basis.  The Company consolidates entities in which it concludes it has the power to direct the activities that most significantly impact an entity’s economic success and has the obligation to absorb losses or the right to receive benefits that could be significant to the entity.  All such relationships are evaluated on an ongoing basis.  The consolidated financial statements include the accounts of Northern Technologies International Corporation, its wholly owned subsidiaries, NTI Facilities, Inc., Northern Technologies Holding Company, LLC and NTIC’s majority owned subsidiary in Brazil, Zerust Prevenção de Corrosão S.A.  NTIC’s consolidated financial statements do not include the accounts of any of its joint ventures.  NTIC’s consolidated financial statements do not include Polymer Energy LLC, in which NTIC holds a 62.5% ownership interest.  Polymer Energy LLC had immaterial activity in fiscal 2011 and fiscal 2010.

Investments in Joint Ventures and Recoverability of Investments in Joint Ventures

NTIC’s investments in its joint ventures are accounted for using the equity method.  NTIC assesses its joint ventures for impairment on an annual basis as of August 31 of each year as part of its fiscal year end analysis.  In addition to the annual review for impairment, NTIC reviews the operating results of each joint venture on a quarterly basis in comparison to its historical operating results and its accrual for fees for services provided to joint ventures.  If the operating results of a joint venture do not meet NTIC’s financial performance expectations, an additional evaluation is performed on the joint venture.  In addition to the annual assessments for impairment, non-periodic assessments for impairment may occur if cash remittances are less than accrued balances, a joint venture’s management requests capital or other events occur suggesting an other than temporary decline in value.  If an investment were determined to be impaired, then a reserve would be created to reflect the impairment on the financial results of NTIC.  NTIC’s evaluation of its investments in joint ventures requires NTIC to make assumptions about future cash flows of its joint ventures.  These assumptions require significant judgment and actual results may differ from assumed or estimated amounts.  NTIC’s investments in joint ventures were $20,559,509 as of August 31, 2011 and $16,055,943 as of August 31, 2010.  NTIC’s investments in EXCOR and NTI ASEAN were $10,931,819 and $2,803,194, respectively, as of August 31, 2011 and $7,938,751 and $2,467,412, respectively, as of August 31, 2010.

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

Accounts and Notes Receivable

Trade receivables arise from sales of NTIC’s products and services to NTIC’s joint ventures and to unaffiliated customers.  Trade receivables from joint ventures arise from sales NTIC makes to its joint ventures of products and the essential additives required to make ZERUST® industrial corrosion inhibiting products functional.  Receivables for services to NTIC’s joint ventures are contractually based primarily on a percentage of the sales of the joint ventures and are intended to compensate NTIC for services NTIC provides to its joint ventures, including consulting, legal, travel, insurance, technical and marketing services.

Payment terms for NTIC’s unaffiliated customers are determined based on credit risk and vary by customer.  NTIC typically offers standard payments terms to unaffiliated customers of net 30 days.  Payment terms for NTIC’s joint ventures also are determined based on credit risk; however, additional consideration also is given to the individual joint venture due to the transportation time associated with ocean delivery of most products and certain other factors.  NTIC typically offers payment terms to joint ventures of net 90 days.  NTIC does not accrue interest on past due accounts receivable.  NTIC reviews the credit histories of its customers, including its joint ventures, before extending unsecured credit. NTIC values accounts and notes receivable, net of an allowance for doubtful accounts.  Each quarter, NTIC prepares an analysis of its ability to collect outstanding receivables that provides a basis for an allowance estimate for doubtful accounts.  In doing so, NTIC evaluates the age of its receivables, past collection history, current financial conditions of key customers and its joint ventures, and economic conditions. Based on this evaluation, NTIC establishes a reserve for specific accounts and notes receivable that it believes are uncollectible, as well as an estimate of uncollectible receivables not specifically known.  Deterioration in the financial condition of any key customer or joint venture or a significant slowdown in the economy could have a material negative impact on NTIC’s ability to collect a portion or all of the accounts and notes receivable.  NTIC believes that an analysis of historical trends and its current knowledge of potential collection problems provide NTIC with sufficient information to establish a reasonable estimate for an allowance for doubtful accounts.  However, since NTIC cannot predict with certainty future changes in the financial stability of its customers or joint ventures, NTIC’s actual future losses from uncollectible accounts may differ from its estimates.  In the event NTIC determined that a smaller or larger uncollectible accounts reserve is appropriate, NTIC would record a credit or charge to selling expense in the period that it made such a determination.  Accounts receivable have been reduced by an allowance for uncollectible accounts of $20,000 as of August 31, 2011 and August 31, 2010.

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

Inventory Valuation

NTIC’s inventories consist primarily of production materials and finished goods.  NTIC purchases production materials and finished goods based on forecasted demand and records inventory at the lower of cost or market.  Cost is determined by the first-in, first-out (FIFO) method.  Management regularly assesses inventory valuation based on current and forecasted usage, demand and pricing, customer inventory-related contractual obligations and other considerations. If actual results differ from management estimates with respect to the actual or projected selling of inventories at amounts less than their carrying amounts, NTIC would adjust its inventory balances accordingly.  NTIC anticipated greater demand for certain Natur-Tec® products than it experienced during fiscal 2010.  Accordingly, NTIC had been unable to sell its Natur-Tec® inventory at the times and prices and in the volumes that NTIC initially anticipated.  As a result, NTIC recorded a $360,577 write-down of certain Natur-Tec® inventory during fiscal 2010 to its market value, which adversely affected NTIC’s cost of goods sold for fiscal 2010.  The Natur-Tec® raw material and finished goods inventory was purchased and manufactured previously when the base resins were significantly more expensive. As of August 31, 2011, $902,507 of Natur-Tec® inventory remained on NTIC’s consolidated balance sheet.  If NTIC is unable to sell its remaining Natur-Tec® inventory at the times and prices and in the volumes at which it currently anticipates, future additional write-downs may be necessary, which would again adversely affect NTIC’s cost of goods sold.

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

We have audited the accompanying consolidated balance sheets of Northern Technologies International Corporation and Subsidiaries as of August 31, 2011 and 2010, and the related consolidated statements of operations, equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northern Technologies International Corporation and Subsidiaries as of August 31, 2011 and 2010 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Baker Tilly Virchow Krause, LLP
Minneapolis, Minnesota
November 18, 2011

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - AUGUST 31, 2011 AND 2010

	August 31, 2011	August 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,266,362	$1,776,162
Receivables:
Trade excluding joint ventures, less allowance for doubtful accounts of $20,000 at August 31, 2011 and 2010	2,515,316	2,227,769
Trade joint ventures	1,149,666	1,216,081
Fees for services provided to joint ventures	2,129,911	1,300,814
Inventories	3,842,854	3,639,169
Prepaid expenses	364,805	143,980
Deferred income taxes	221,600	448,600
Total current assets	13,490,514	10,752,575

PROPERTY AND EQUIPMENT, net	3,636,335	3,452,530

OTHER ASSETS:
Investments in joint ventures	20,559,509	16,055,943
Deferred income taxes	1,410,700	1,505,300
Patents and trademarks, net	903,038	912,718
Other	39,646	18,234
	22,912,893	18,492,195
	$40,039,742	$32,697,300

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of note payable (Note 7)	$76,119	$1,144,922
Accounts payable	2,032,614	1,721,237
Income tax payable	195,762	174,502
Accrued liabilities:
Payroll and related benefits	1,629,355	1,155,277
Deferred joint venture royalties	288,000	288,000
Other	182,916	349,714
Total current liabilities	4,404,766	4,833,652

NOTE PAYABLE, NET OF CURRENT PORTION (Note 7)	1,009,533	—

COMMITMENTS AND CONTINGENCIES (Note 14)

EQUITY:
Preferred stock, no par value; authorized 10,000 shares; none issued and outstanding	—	—
Common stock, $0.02 par value per share; authorized 10,000,000 shares; issued and outstanding 4,353,058 and 4,259,321, respectively	87,061	85,186
Additional paid-in capital	10,137,809	9,140,936
Retained earnings	21,811,838	17,911,718
Accumulated other comprehensive income	2,496,940	704,473
Stockholders’ equity	34,533,648	27,842,313
Non-controlling interests	91,795	21,335
Total equity	34,625,443	27,863,648
	$40,039,742	$32,697,300
See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED AUGUST 31, 2011 AND 2010

	2011	2010
NET SALES:
Net sales, excluding joint ventures	$16,594,004	$12,190,171
Net sales, to joint ventures	2,932,523	2,196,593
NET SALES	19,526,527	14,386,764

Cost of goods sold	12,768,640	9,384,866
Gross profit	6,757,887	5,001,898

JOINT VENTURE OPERATIONS:
Equity in income of joint ventures	5,536,243	3,919,084
Fees for services provided to joint ventures	6,129,979	4,690,450
	11,666,222	8,609,534

OPERATING EXPENSES:
Selling expenses	4,090,704	3,059,207
General and administrative expenses	4,343,283	3,923,103
Expenses incurred in support of joint ventures	1,000,576	875,869
Research and development expenses	4,364,109	3,333,683
	13,798,672	11,191,862

OPERATING INCOME	4,625,437	2,419,570

INTEREST INCOME	108,692	30,939
INTEREST EXPENSE	(59,541)	(97,676)
OTHER INCOME	27,300	25,094

INCOME BEFORE INCOME TAX EXPENSE (BENEFIT)	4,701,888	2,377,927

INCOME TAX EXPENSE (BENEFIT)	706,000	(230,000)

NET INCOME	3,995,888	2,607,927

NET INCOME ATTRIBUTABLE TO NON CONTROLLING INTEREST	95,768	24,171

NET INCOME ATTRIBUTABLE TO NTIC	$3,900,120	$2,583,756

NET INCOME PER COMMON SHARE:
Basic	$0.90	$0.61
Diluted	$0.89	$0.61

WEIGHTED AVERAGE COMMON SHARES ASSUMED OUTSTANDING:
Basic	4,325,863	4,223,605
Diluted	4,404,100	4,269,350

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
AUGUST 31, 2011 AND 2010

	STOCKHOLDERS’ EQUITY
					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	Controlling	Total
	Shares	Amount	Capital	Earnings	Income	Interests	Equity

BALANCE AT AUGUST 31, 2009	3,756,596	$75,132	$5,631,767	$15,327,962	$1,706,942	-	$22,741,803

Stock issued, net of expenses of $356,387	480,000	9,600	3,186,013	-	-	-	3,195,613
Exercise of stock options	17,500	350	97,915	-	-	-	98,265
Stock issued for employee stock purchase plan	5,225	104	36,820	-	-	-	36,924
Stock option expense	-	-	188,421	-	-	-	188,421
COMPREHENSIVE INCOME, 2010:
Foreign currency translation adj. (net of tax)	-	-	-	-	(1,002,417)	(2,836)	$(1,005,305)
Net income	-	-	-	2,583,756	-	24,171	2,607,927
COMPREHENSIVE INCOME, 2010							$1,612,622

BALANCE AT AUGUST 31, 2010	4,259,321	85,186	9,140,936	17,911,718	704,473	21,335	27,863,648

Stock issued in lieu of accrued payroll	22,686	454	319,195	-	-	-	319,649
Exercise of stock options	66,633	1,333	463,103	-	-	-	464,436
Stock issued for employee stock purchase plan	4,418	88	36,638	-	-	-	36,726
Stock option expense	-	-	177,937	-	-	-	177,937
Dividend paid to non-controlling interest						(33,173)	(33,173)
COMPREHENSIVE INCOME, 2011:
Foreign currency translation adj. (net of tax)	-	-	-	-	1,792,467	7,865	$1,800,332
Net income	-	-	-	3,900,120	-	95,768	3,995,888
COMPREHENSIVE INCOME, 2011							$5,796,220

BALANCE AT AUGUST 31, 2011	4,353,058	$87,061	$10,137,809	$21,811,838	$2,496,940	$91,795	$34,625,443

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED AUGUST 31, 2011 and 2010

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,995,888	$2,607,927
Adjustments to reconcile net income to net cash used in operating activities:
Expensing of fair value of stock options vested	177,937	188,421
Change in allowance for doubtful accounts	—	(59,000)
Depreciation expense	335,877	382,594
Amortization expense	157,728	155,669
Loss on disposal of assets	(52,425)	—
Equity in income from joint ventures	(5,536,243)	(3,919,084)
Deferred income taxes	321,600	(398,300)
Receivables:
Trade, excluding joint ventures	(287,547)	(520,013)
Trade, joint ventures	66,415	(553,127)
Fees for services receivables, joint ventures	(829,097)	459,788
Income taxes	—	235,653
Inventories	(203,685)	(1,514,855)
Prepaid expenses and other	(242,237)	26,018
Accounts payable	311,377	857,705
Income tax payable	21,260	121,834
Accrued liabilities	626,929	752,878
Net cash used in operating activities	(1,136,223)	(1,175,892)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint ventures	(38,217)	(30,101)
Dividends received from joint ventures	2,838,437	836,882
Cash received on loans made	—	140,000
Effect of Zerust Brazil consolidation on cash (Note 1)	—	59,966
Additions to property and equipment	(567,257)	(232,007)
Proceeds from sale of property and equipment	100,000	—
Additions to patents	(148,048)	(180,322)
Net cash provided by investing activities	2,184,915	594,418

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable	(59,270)	(35,051)
Net borrowings/(repayments) made on line of credit	—	(1,077,000)
Dividend paid to noncontrolling interest	(33,173)	—
Proceeds from the issuance of common stock	—	3,195,613
Proceeds from employee stock purchase plan	36,726	36,924
Proceeds from exercise of stock options	464,436	98,265
Net cash provided by financing activities	408,719	2,218,751

EFFECT OF EXCHANGE RATE CHANGES ON CASH:	32,789	—

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,490,200	1,637,277
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,776,162	138,885

CASH AND CASH EQUIVALENTS AT END OF YEAR	$3,266,362	$1,776,162

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED AUGUST 31, 2011 AND 2010

1.            NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business – Northern Technologies International Corporation and Subsidiaries (the “Company”) develops and markets proprietary environmentally beneficial products and services in over 55 countries either directly or via a network of joint ventures, independent distributors and agents.  The Company’s primary business is corrosion prevention marketed mainly under the ZERUST® brand.  The Company has been selling its proprietary ZERUST® rust and corrosion inhibiting products and services to the automotive, electronics, electrical, mechanical, military and retail consumer markets for over 35 years, and more recently, has targeted and expanded into the oil and gas industry.  The Company’s ZERUST® rust and corrosion inhibiting products include plastic and paper packaging, liquids and coatings, rust removers and cleaners, and diffusers.  The Company also offers worldwide on-site technical consulting for rust and corrosion prevention issues.  The Company also sells a portfolio of bio-based and/or biodegradable (compostable) polymer resin compounds and finished products marketed under the Natur-Tec® brand.  Natur-Tec® resin compounds are available in several grades tailored for a variety of applications, such as blown-film extrusion, extrusion coating, injection molding and rigid, engineered plastics, and the finished products, which are marketed under the Natur-Bag® or Natur-Ware® brands, include shopping and grocery bags, lawn and leaf bags, can liners, pet waste collection bags, cutlery, packaging foam and coated paper products.  These products are intended to reduce customers’ carbon footprint and provide environmentally sound disposal options.

The Company participates, either directly or indirectly, in 24 active joint venture arrangements in North America, Europe, and Asia.  Each of these joint ventures generally manufactures and markets products in the geographic territory to which it is assigned.  While most of the Company’s joint ventures exclusively sell rust and corrosion inhibiting products, some of the joint ventures sell the Company’s Natur-Tec® resin compounds and finished products.  The Company’s Polymer Energy LLC joint venture manufactures and sells Polymer Energy™ equipment that converts waste plastic into diesel, gasoline and heavy fractions.  The profits of the Company’s joint ventures are shared by the respective joint venture owners in accordance with their respective ownership percentages.  The Company typically owns 50% or less of its joint venture entities and thus does not control the decisions of these entities regarding whether to pay dividends or how much to pay in dividends in any given year.

The Company has evaluated subsequent events occurring after the date of the consolidated financial statements for events requiring recording or disclosure in the financial statements.

Principles of Consolidation - The Company evaluates its voting and variable interests in entities on a qualitative and quantitative basis.  The Company consolidates entities in which it concludes it has the power to direct the activities that most significantly impact an entity’s economic success and has the obligation to absorb losses or the right to receive benefits that could be significant to the entity.  All such relationships are evaluated on an ongoing basis.  The consolidated financial statements include the accounts of Northern Technologies International Corporation and its wholly owned subsidiaries, NTI Facilities, Inc. and Northern Technologies Holding Company, LLC, and its majority owned Brazilian subsidiary, Zerust Prevenção de Corrosão S.A.  (Zerust Brazil).  All significant intercompany transactions and balances have been eliminated in consolidation.  The consolidated financial statements do not include the accounts of any of the Company’s joint ventures.

Noncontrolling interest – The Company owns 85% of Zerust Brazil.  The remaining 15% is accounted for as a noncontrolling interest and reported as part of equity in the consolidated financial statements. The Company allocates gains and losses to the noncontrolling interest even when such allocation might result in a deficit balance, reducing the losses attributed to the controlling interest, changes in ownership interests would be treated as equity transactions if control is maintained.

Net Sales –The Company includes as separate line items on its consolidated statements of operations net sales to its joint ventures and net sales to unaffiliated customers.  There are no sales originating from the Company’s joint ventures included in the amount, as the Company’s investments in its joint ventures are accounted for using the equity method.

Revenue Recognition – The Company recognizes revenue from the sale of its products when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed and determinable and collection of the resulting receivable is reasonably assured.  These criteria are met when risk of loss and title pass to the customer, distributor or joint venture entity.

Fees for Services Provided to Joint Ventures – The Company provides certain services to its joint ventures including consulting, legal, travel, insurance, technical and marketing services.  The Company receives fees for the services it provides to its joint ventures.  The fees for services received by the Company from its joint ventures are generally based on either a flat fee or a percentage of net sales by the Company’s joint ventures depending on local laws and tax regulations.  The Company recognizes revenues related to fees for services provided to its joint ventures when earned, amounts are determinable and collectability is reasonably assured.  Under the Company’s agreements with its joint ventures, amounts are earned when product is shipped from joint venture facilities.  The Company reviews the financial situation of each of its joint ventures to assist in the likelihood of collections on amounts earned.  The Company elects to account for these fees on a cash basis for certain joint ventures if uncertainty exists surrounding the collection of such fees.

Deferred Joint Venture Revenue – The Company sponsors a worldwide joint venture conference approximately every three to four years, in which all of its joint ventures are invited to participate.  It defers a portion of its service fees received from its joint ventures in each accounting period leading up to the next conference, reflecting that the Company has not earned portions of the payments received.  The next joint venture conference is scheduled to be held in the summer of 2012.  At both August 31, 2011 and 2010, the Company had deferred $288,000 of joint venture fees for services related to this future conference, which represents the amount that the Company expects to spend to hold the conference.  This amount is based on the historical experience of the Company, current conditions, and the intentions of the Company’s management.  The Company does not anticipate deferring any additional service fees until after the next conference.

Accounts Receivable – Payment terms for the Company’s unaffiliated customers are determined based on credit risk and vary by customer.  The Company typically offers standard payments terms to unaffiliated customers of net 30 days.  The Company does not accrue interest on past due accounts receivable.  The Company reviews the credit histories of its customers before extending unsecured credit. The Company presents accounts and notes receivable, net of an allowance for doubtful accounts. Each quarter, the Company prepares an analysis of its ability to collect outstanding receivables that provides a basis for an allowance estimate for doubtful accounts.  In doing so, the Company evaluates the age of its receivables, past collection history, current financial conditions of key customers and its joint ventures, and economic conditions. Based on this evaluation, the Company establishes a reserve for specific accounts and notes receivable that it believes are uncollectible, as well as an estimate of uncollectible receivables not specifically known.  Deterioration in the financial condition of any key customer or a significant slowdown in the economy could have a material negative impact on the Company’s ability to collect a portion or all of the accounts and notes receivable.  The Company believes that an analysis of historical trends and its current knowledge of potential collection problems provide the Company with sufficient information to establish a reasonable estimate for an allowance for doubtful accounts.  However, since the Company cannot predict with certainty future changes in the financial stability of its customers or joint ventures, the Company’s actual future losses from uncollectible accounts may differ from its estimates.  In the event the Company determined that a smaller or larger uncollectible accounts reserve is appropriate, the Company would record a credit or charge to selling expense in the period that it made such a determination. Accounts receivable have been reduced by an allowance for uncollectible accounts of $20,000 at August 31, 2011 and 2010. Accounts are considered past due based on terms agreed upon between the Company and the customer. Accounts receivable are written-off only after all collection attempts have failed and are based on individual credit evaluation and specific circumstances of the customer.

Receivables from Joint Ventures – Trade receivables from joint ventures arise from sales the Company makes to its joint ventures of products and the essential additives required to make ZERUST® industrial corrosion inhibiting products functional.  Receivables for services to the Company’s joint ventures are based primarily on a contractual percentage of the sales of the joint ventures and are intended to compensate the Company for services the Company provides to its joint ventures, including consulting, legal, travel, insurance, technical and marketing services. Payment terms for the Company’s joint ventures also are determined based on credit risk; however, additional consideration also is given to the individual joint venture due to the transportation time associated with ocean delivery of most products and certain other factors.  Generally, accounts receivable from the Company’s joint ventures unpaid after 90 days are considered past due.  The Company does not accrue interest on past due accounts receivable.  The Company periodically reviews amounts due from its joint ventures for collectability, and based on past experience and continuous review of the balances due, has determined an allowance for doubtful accounts related to its joint venture receivables is not necessary.

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

Investments in Joint Ventures - Investments in the Company’s joint ventures are accounted for using the equity method.  Under the equity method, investments are initially recorded at cost and are adjusted for dividends, distributed and undistributed earnings and losses, changes in foreign currency exchange rates and additional investments.  In the event the Company’s share of joint venture’s cumulative losses exceed the Company’s investment balance, the balance is reported at zero value until proportionate income exceeds the losses.  The Company assesses its joint ventures for impairment on an annual basis as of August 31 of each year as part of its fiscal year end analysis. In addition to the annual review for impairment, the Company reviews the operating results of each joint venture on a quarterly basis in comparison to its historical operating results and its accrual of fees for services provided to joint ventures.  If the operating results of a joint venture do not meet financial performance expectations, an additional evaluation is performed on the joint venture.  If an investment were determined to be impaired, then a reserve is created to reflect the impairment on the financial results of the Company.  The Company’s evaluation of its investments in joint ventures requires the Company to make assumptions about future cash flows of its joint ventures.  These assumptions require significant judgment and actual results may differ from assumed or estimated amounts.  The Company’s investments in joint ventures were $20,559,509 as of August 31, 2011 and $16,055,943 as of August 31, 2010.  The Company’s investments in its primary joint venture in Germany, Excor Korrosionsschutz – Technologien und Produkte GmbH (EXCOR) and the Company’s joint venture holding company in the Association of Southeast Asian Nations, or ASEAN, region, NTI ASEAN, LLC (NTI ASEAN) were $10,931,819 and $2,803,194, respectively, as of August 31, 2011 and $7,938,751 and $2,467,412, respectively, as of August 31, 2010.

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

The Company (excluding Zerust Brazil and its joint ventures) conducts all foreign transactions based on the U.S. dollar.  Since investments in joint ventures are accounted for using the equity method, any changes in foreign currency exchange rates are reflected as a foreign currency translation adjustment and does not change the equity in income of joint ventures reflected in the Company’s consolidated statements of operations.

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

Research and Development - The Company expenses all costs related to product research and development as incurred.   The costs related to product research and development are the net amount after being reduced by reimbursements related to certain research and development contracts of $219,175 and $600,023 for fiscal 2011 and fiscal 2010, respectively.  The Company accrues proceeds received under such contracts and offsets research and development expenses incurred in equal installments over the timelines associated with completion of the contracts’ specific objectives and milestones. At August 31, 2011, the Company did not have any deferred amounts in other accrued liabilities, compared to $130,196 that was deferred at August 31, 2010 as the Company had not yet performed under the obligations of the contract at that time.

Stock-Based Compensation – The Company recognizes compensation cost relating to share-based payment transactions, including grants of employee stock options and transactions under the Company’s employee stock purchase plan, in its consolidated financial statements.  That cost is measured based on the fair value of the equity or liability instruments issued.   The Company measures the cost of employee services received in exchange for stock options and other stock-based awards based on the grant-date fair value of the award, and recognizes the cost over the period the employee is required to provide services for the award.

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

2.            RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS).” This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This pronouncement is effective for reporting periods beginning on or after December 15, 2011, with early adoption prohibited. The new guidance will require prospective application.  The Company will adopt this guidance at the beginning of its fiscal 2013.  Adoption of this guidance is not expected to have a material impact on the Company’s consolidated results of operations or financial position.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” which was issued to enhance comparability between entities that report under U.S. GAAP and IFRS, and to provide a more consistent method of presenting non-owner transactions that affect an entity’s equity. ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption of the new guidance is permitted and full retrospective application is required.  The Company will adopt this guidance at the beginning of its third quarter of fiscal 2012.  Adoption of this guidance is not expected to have any impact on the Company’s financial position, results of operations or cash flows.

3.            INVENTORIES

Inventories consisted of the following:

	August 31, 2011	August 31, 2010
Production materials	$1,320,082	$1,189,988
Finished goods	2,522,772	2,449,181
	$3,842,854	$3,639,169

4.            PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	August 31, 2011	August 31, 2010
Land	$310,365	$310,365
Buildings and improvements	3,110,867	3,099,186
Machinery and equipment	2,213,269	1,717,625
	5,634,501	5,127,176
Less accumulated depreciation	(1,998,166)	(1,674,646)
	$3,636,335	$3,452,530

5.            PATENTS AND TRADEMARKS, NET

Patents and trademarks, net consisted of the following:

	August 31, 2011	August 31, 2010
Patents and trademarks	$1,758,722	$1,610,674
Less accumulated amortization	(855,684)	(697,956)
	$903,038	$912,718

Patent and trademark costs are amortized over seven years.  Costs incurred related to patents and trademarks are capitalized until filed and approved, at which time the amounts capitalized to date are amortized and any further costs, including maintenance costs, are expensed as incurred.   Amortization expense is estimated to approximate $160,000 in each of the next five fiscal years.

6.            INVESTMENTS IN JOINT VENTURES

The financial statements of the Company’s foreign joint ventures are initially prepared using the accounting principles accepted in the respective joint ventures’ countries of domicile.  Amounts related to foreign joint ventures reported in the below tables and the accompanying financial statements have subsequently been adjusted to conform with accounting principles generally accepted in the United States of America in all material respects.  All material profits recorded on sales from the Company to its joint ventures have been eliminated for financial reporting purposes.

Financial information from the audited and unaudited financial statements of EXCOR and NTI ASEAN, and all of the Company’s other joint ventures, are summarized as follows:

	August 31, 2011
	TOTAL	EXCOR	NTI ASEAN	All Other
Current assets	$66,956,061	$24,411,880	$14,565,219	$27,978,962
Total assets	73,155,916	27,093,874	14,759,582	31,302,460
Current liabilities	24,712,555	5,145,239	6,123,684	13,443,632
Noncurrent liabilities	4,605,837	-	1,020,034	3,585,803
Joint ventures’ equity	43,752,524	21,948,635	7,615,864	14,273,025
Northern Technologies International Corporation’s share of joint ventures’ equity in income of joint ventures	20,559,509	10,931,819	2,803,194	6,824,496
Northern Technologies International Corporation's share of joint ventures' undistributed earnings	$18,967,125	$10,900,914	$2,432,235	$5,633,976

	August 31, 2010
	TOTAL	EXCOR	NTI ASEAN	All Other
Current assets	$50,031,107	$16,567,240	$12,637,967	$20,825,900
Total assets	55,918,090	18,967,090	12,901,522	24,049,478
Current liabilities	16,478,695	3,089,590	4,721,652	8,667,454
Noncurrent liabilities	4,454,280	—	868,902	3,585,378
Joint ventures’ equity	34,985,115	15,877,500	7,310,968	11,796,646
Northern Technologies International Corporation’s share of joint ventures’ equity in income of joint ventures	16,055,943	7,938,751	2,467,412	5,649,780
Northern Technologies International Corporation's share of joint ventures' undistributed earnings	$14,447,831	$7,907,847	$2,096,454	$4,443,530

	Fiscal Year Ended August 31, 2011
	TOTAL	EXCOR	NTI ASEAN	All Other
Net sales	$119,276,553	$39,038,653	$18,938,928	$61,298,972
Gross profit	54,135,274	19,080,420	8,812,415	26,242,439
Net income	10,517,984	6,804,175	1,444,304	2,269,505
Northern Technologies International Corporation’s share of equity in income of joint ventures	$5,536,243	$3,274,333	$1,212,250	$1,049,660

	Fiscal Year Ended August 31, 2010
	TOTAL	EXCOR	NTI ASEAN	All Other
Net sales	$84,973,646	$25,957,762	$14,777,730	$44,238,153
Gross profit	39,900,088	13,943,045	7,237,621	18,719,422
Net income	7,213,975	4,260,222	1,234,546	1,719,207
Northern Technologies International Corporation’s share of equity in income of joint ventures	$3,919,084	$2,113,872	$902,935	$902,278

The Company records expenses that are directly attributable to the joint ventures on its consolidated statements of operations on the line “Expenses incurred in support of joint ventures”.  The expenses include items such as employee compensation and benefit expenses, travel expense, consulting expense and legal expense.

During fiscal 2011 and fiscal 2010, the Company invested $38,217 and $30,101, respectively, in a new joint venture in Russia to specifically engage in the oil and gas industry.  The Company has a 50% ownership interest in the new Russian joint venture.  The Company did not make any other joint venture investments during fiscal 2011 and fiscal 2010.

7.            CORPORATE DEBT

In connection with the purchase of its corporate headquarters, in September 2006, Northern Technologies Holding Company, LLC (NTI LLC) obtained a term loan from PNC Bank, National Association (PNC Bank) with a principal amount of $1,275,000 that was to mature on May 1, 2011.  On January 10, 2011, NTI LLC refinanced its term loan in the then principal amount of approximately $1,141,788.  The term loan matures on January 10, 2016, bears interest at an annual rate based on the daily LIBOR rate plus 2.15% and is payable in 59 consecutive monthly installments equal to approximately $6,343 (inclusive of principal but exclusive of interest) commencing in February 2011.  The term loan is secured by a first lien on the real estate and building owned by NTI LLC and all of the assets of the Company and is guaranteed by the Company.

The Company has a revolving line of credit with PNC Bank of $3,000,000 with no amounts outstanding as of August 31, 2011.  As of August 31, 2010, the Company had a demand line of credit of $2,300,000 with PNC Bank with no amounts outstanding as of such date.  Any advances made under the revolving line of credit are due and payable on January 10, 2012.  At the option of the Company, outstanding advances under the line of credit bear interest at either (a) an annual rate based on LIBOR plus 2.15% for the applicable LIBOR interest period selected by the Company or (b) at the rate publicly announced by PNC Bank from time to time as its prime rate. Interest is payable in arrears (a) for the portion of advances bearing interest under the prime rate on the last day of each month during the term thereof and (b) for the portion of advances bearing interest under the LIBOR option on the last day of the respective LIBOR interest period selected for such advance.  Any unpaid interest is payable on the maturity date. As of August 31, 2011, the interest rate was 2.50% and the weighted average rate was 2.43% for fiscal 2011.  As of August 31, 2010, the interest rate was 2.51% and the weighted average rate was 2.50% for fiscal 2010.  The revolving line of credit is secured by cash, receivables and inventory.

The term loan and the line of credit are governed under separate loan agreements (collectively, the “Loan Agreements”).  The Loan Agreements contain standard covenants, including affirmative financial covenants, such as the maintenance of a minimum fixed charge coverage ratio, and negative covenants, which, among other things, limit the incurrence of additional indebtedness, loans and equity investments, disposition of assets, mergers and consolidations and other matters customarily restricted in such agreements. Under the Loan Agreements, the Company is subject to a minimum fixed charge coverage ratio of 1.10:1.00.  Under the fixed charge coverage ratio financial covenant, the Company shall not, as of the last calendar day of any fiscal quarter, on a rolling four quarters basis, suffer or permit the ratio of its adjusted EBITDA (defined as the aggregate of (a) its net income for that period, plus (b) its interest expense for that period, plus (c) its federal, state, and local income taxes, if any, for that period, plus (d) its depreciation and amortization charges for that period, plus (e) other non-recurring non-cash expenses reducing net income, minus (f) non-recurring non-cash items increasing net income, plus (g) increases to paid-in capital on stockholders’ equity, minus (h) decreases to paid-in capital on stockholder’s equity) to the aggregate (without duplication) of (i) its interest expense for that period, plus (ii) capital expenditures paid for from the Company’s funds other than funds borrowed as term debt to finance such capital expenditures during that period, plus (iii) all dividends and distributions paid during that period, plus (iv) taxes paid in cash plus, plus (v) payments made under all capital leases, plus (vi) an amount equal to the aggregate of all scheduled payments of principal on all indebtedness for borrowed money having an original term of more than one year, as shown on the Company’s financial statements as current liabilities as of one year prior to the date of determination to be less than 1.10:1.00.  The fixed charge coverage ratio is to be computed and determined on a consolidated basis for the Company in accordance with generally accepted accounting principles applied on a consistent basis (subject to normal year-end adjustments).  The Loan Agreements also contain customary events of default, including, without limitation, payment defaults, material inaccuracy of representations and warranties, covenant defaults, bankruptcy and involuntary proceedings, and monetary judgment defaults.

8.            STOCK-BASED COMPENSATION

The Company has two stock-based compensation plans under which stock options and other stock-based awards have been granted, including the Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan (2007 Plan) and the Northern Technologies International Corporation Employee Stock Purchase Plan (ESPP).  The Compensation Committee of the Board of Directors and the Board of Directors administer these plans.

The 2007 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, stock unit awards, performance awards and stock bonuses to eligible recipients to enable the Company and its subsidiaries to attract and retain qualified individuals through opportunities for equity participation in the Company, and to reward those individuals who contribute to the achievement of the Company’s economic objectives.  To date, only stock options and stock bonuses have been granted under the 2007 Plan.  Subject to adjustment as provided in the 2007 Plan, up to a total of 800,000 shares of the Company’s common stock have been reserved for issuance under the 2007 Plan, plus the number of shares subject to stock options outstanding under the Company’s prior stock-based compensation plan as of January 20, 2011 but only to the extent that such outstanding options are forfeited, expire or otherwise terminate without the issuance of such shares.  As of August 31, 2011, 513,734 shares of the Company’s common stock remain available for issuance under the 2007 Plan.  Options granted under the 2007 Plan generally have a term of five years and become exercisable over a three- or four-year period beginning on the one-year anniversary of the date of grant.  Options are granted at per share exercise prices equal to the market value of the Company’s common stock on the date of grant.

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

The fair value of option grants is determined at date of grant, using the Black-Scholes option pricing model with the assumptions listed below.  The volatility factor used in the Black-Scholes option pricing model is based on historical stock price fluctuations and the risk free interest rate is based on U.S. treasury rates appropriate for the expected term.  Dividend yield and expected volatility are estimated using historical amounts that are anticipated to be consistent with current values.  Expected life of option is based on the life of the option agreements.  Based on these valuations, the Company recognized compensation expense of $177,937 and $188,421 during fiscal 2011 and 2010, respectively, related to the options that vested during such time period.  As of August 31, 2011, the total compensation cost for nonvested options not yet recognized in the Company’s consolidated statements of operations was $152,846, net of estimated forfeitures which were $16,982 as of August 31, 2011.  That cost is expected to be recognized over an expected weighted-average period of 2 years.  Stock-based compensation expense of $124,770 and $28,076 are expected to be recognized during fiscal 2012 and fiscal 2013, respectively, based on outstanding options as of August 31, 2011.  Future option grants will impact the compensation expense recognized.

The Company currently estimates a ten percent forfeiture rate for stock options, but will continue to review this estimate in future periods.

The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions and results for the grants:

	August 31, 2011	August 31, 2010
Dividend yield	0.00%	0.00%
Expected volatility	48.8%	48.3%
Expected life of option	5 years	5 years
Weighted average risk-free interest rate	0.71%	2.34%

Stock option activity during the periods indicated is as follows:

	Number of Shares (#)	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at August 31, 2009	137,472	8.42
Options granted	128,333	7.94
Options exercised	(17,500)	5.62
Options terminated	(15,833)	8.70

Outstanding at August 31, 2010	232,472	8.42
Options granted	30,000	9.76
Options exercised	(66,633)	6.97
Options terminated	(6,000)	8.83

Outstanding at August 31, 2011	189,839	$9.07	$1,400,665

Exercisable at August 31, 2011	82,942	$9.57	$570,366

The weighted average per share fair value of options granted during fiscal 2011 and fiscal 2010 were $3.60 and $2.98, respectively.  The weighted average remaining contractual life of the options outstanding as of August 31, 2011 and 2010 was 2.80 years and 2.91 years, respectively.

The following is a reconciliation of the earnings per share computation:

Numerators:	August 31, 2011	August 31, 2010
Net income (loss)	$3,900,120	$2,583,756

Denominator:
Basic – weighted shares outstanding	4,325,863	4,223,605
Weighted shares assumed upon exercise of stock options	78,237	45,745
Diluted – weighted shares outstanding	4,404,100	4,269,350

Basic earnings (loss) per share:	$0.90	$0.61
Diluted earnings (loss) per share:	$0.89	$0.61

The dilutive impact summarized above relates to the periods when the average market price of Company stock exceeded the exercise price of the potentially dilutive option securities granted. Earnings per common share were based on the weighted average number of common shares outstanding during the periods when computing the basic earnings per share. When dilutive, stock options are included as equivalents using the treasury stock market method when computing the diluted earnings per share.

Excluded from the computation of diluted earnings per share for the year ended August 31, 2010 were options out of the money with rights to purchase approximately 27,333 common shares, respectively, with an exercise price of $12.84, because the effect would have been anti-dilutive.

9.            STOCKHOLDERS’ EQUITY

During fiscal 2011, the Company did not purchase or retire any shares of its common stock.  The following stock options to purchase shares of common stock were exercised during fiscal 2011:

Options Exercised	Exercise Price
40,000	$5.38
3,300	7.65
666	7.75
8,000	8.01
4,000	8.57
1,334	9.75
4,000	9.76
5,333	12.84

During fiscal 2011, the Company granted stock for payment of fiscal 2010 bonuses under the 2007 Plan for an aggregate of 22,686 shares of its common stock to various employees.  The fair value of the shares of the Company’s common stock as of the date of grant of the stock bonuses was $319,649, based on the closing sale price of a share of the Company’s common stock on the date of grant. The fair value of common stock granted during fiscal 2011 was based on fiscal 2010 performance and was included in accrued liabilities at August 31, 2010.

The total intrinsic value of the options exercised during the year ended August 31, 2011 was $480,203.

During fiscal 2010, the Company did not purchase or retire any shares of its common stock.  The following stock options to purchase shares of common stock were exercised during fiscal 2010:

Options Exercised	Exercise Price
1,500	$6.15
8,000	$5.38
8,000	$5.75

The total intrinsic value of the options exercised during the year ended August 31, 2010 was $64,180.

During fiscal 2010, the Company completed a $3,552,000 registered direct offering in which it sold an aggregate of 480,000 shares of its common stock to institutional investors at a purchase price of $7.40 per share, resulting in net proceeds of $3,195,613, after deducting placement agent fees and expenses and the Company’s offering expenses.

10.         GEOGRAPHIC AND SEGMENT INFORMATION

Net sales by geographic location as a percentage of total consolidated net sales were as follows:

	Fiscal Year Ended August 31,
	2011	2010
Inside the U.S.A. to unaffiliated customers	63.2%	68.5%
Outside the U.S.A. to:
Joint ventures in which the Company is a shareholder directly and indirectly	16.5%	16.5%
Unaffiliated customers	20.3%	15.0%
	100.0%	100.0%

Net sales by geographic location are based on the location of the customer.

Fees for services provided to joint ventures by geographic location as a percentage of total fees for services provided to joint ventures during fiscal 2011 and fiscal 2010 were as follows:

	Fiscal 2011	% of Total Fees for Services Provided to Joint Ventures in Fiscal 2011	Fiscal 2010	% of Total Fees for Services Provided to Joint Ventures in Fiscal 2010
Japan	$1,184,205	19.3%	$963,208	20.5%
Germany	1,066,659	17.4%	1,000,037	21.3%
India	844,147	13.8%	548,779	11.7%
France	727,653	11.9%	528,717	11.3%
Sweden	575,271	9.4%	389,945	8.3%
Finland	535,913	8.7%	401,607	8.6%
United Kingdom	306,586	5.0%	276,812	5.9%
Other	889,545	14.5%	581,345	12.4%
	$6,129,979	100.0%	$4,690,450	100.0%

The following table sets forth the Company’s net sales for fiscal 2011 and fiscal 2010 by segment:

	Fiscal 2011	Fiscal 2010	$ Change	% Change
ZERUST® net sales	$18,542,523	$13,814,101	$4,728,422	34.2%
Natur-Tec® net sales	984,004	572,663	411,341	71.8%
	$19,526,527	$14,386,764	$5,139,763	35.7%

The following table sets forth the Company’s cost of goods sold for fiscal 2011 and fiscal 2010 by segment:

	Fiscal 2011	% of Product Sales*	Fiscal 2010**	% of Product Sales*
Direct cost of goods sold
ZERUST®	$10,087,637	54.4%	$7,353,838	53.2%
Natur-Tec®	702,608	71.4%	665,591	116.2%
Indirect cost of goods sold	1,978,395	—	1,365,437	—
	$12,768,640	65.4%	$9,384,866	65.2%

*	The percent of segment sales is calculated by dividing the direct cost of sales for each individual segment category by the net sales for each segment category.

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

The geographical distribution of long-lived assets is set forth as follows:

	Fiscal Year Ended August 31,
	2011	2010
United States	$3,499,518	$3,399,567
Brazil	136,817	52,963
Consolidated	$3,636,335	$3,452,530

Long-lived assets consist primarily of property and equipment. These assets are periodically reviewed to assure the net realizable value from the estimated future production based on forecasted sales exceeds the carrying value of the assets.

11.          RETIREMENT PLAN

The Company has a 401(k) employee savings plan.  Employees who meet certain age and service requirements may elect to contribute up to 15% of their salaries.  The Company typically contributes the lesser of 50% of the participant’s contributions or 3.5% of the employee’s salary.  In January 2009, as part of its cost reduction efforts, the Company suspended its match of participant contributions.  In January 2010, the Company resumed its match of participant contributions.  The Company recognized expense for the savings plan of $150,223 and $67,743 for fiscal 2011 and fiscal 2010, respectively.

12.          RELATED PARTY TRANSACTIONS

During fiscal 2011 and fiscal 2010, the Company made consulting payments totaling $100,000 per year, to Bioplastic Polymers LLC, an entity owned by Ramani Narayan, Ph.D., a director of the Company, and paid royalties of $5,624 and $2,668, respectively, based on net sales of the Company’s bioplastics products.

In May 2009, the Company entered into a technology transfer and consulting agreement with Sunggyu Lee, Ph.D., a director of the Company, pursuant to which the Company paid Dr. Lee $30,000 payable in six $5,000 monthly installments in exchange for an 18-month option to purchase certain technology developed by Dr. Lee.

13.          INCOME TAXES

The provision for income taxes for the fiscal years ended August 31, 2011 and 2010 consists of the following:

	Fiscal Year Ended August 31,
	2011	2010
Current:
Federal	$-	$38,000
State	40,000	7,000
Foreign	344,000	124,000
	384,000	169,000
Deferred:
Federal	303,000	(375,000)
State	19,000	(24,000)
Foreign	-	-
	322,000	(399,000)
	$706,000	$(230,000)

Reconciliations of the expected federal income tax at the statutory rate with the provisions for income taxes for the fiscal years ended August 31, 2011 and 2010 are as follows:

	Fiscal Year Ended August 31,
	2011	2010
Tax computed at statutory rates	$1,692,000	$805,000
State income tax, net of federal benefit	46,000	26,000
Tax effect on equity in income (loss) of international joint ventures	(1,705,000)	(1,191,000)
Tax effect on dividends received from joint ventures	1,229,000	166,000
Benefit of foreign operations	119,000	74,000
Foreign tax credit	(1,440,000)	-
Research and development credit	(205,000)	(151,000)
Valuation allowance	896,000	50,000
Other	74,000	(9,000)
	$706,000	$(230,000)

The Company has not provided U.S. income taxes with respect to its portion of the cumulative undistributed earnings of foreign joint ventures that are essentially permanent in duration.  The Company’s portion of the cumulative undistributed earnings of foreign joint ventures that are essentially permanent in duration were $17,948,000 and $15,021,000 at August 31, 2011 and 2010, respectively.  If some or all of the undistributed earnings of the joint ventures are remitted to the Company in the future, income taxes, if any, after the application of foreign tax credits will be provided at that time.

The tax effect of the temporary differences and tax carry forwards comprising the net deferred taxes shown on the consolidated balance sheets at August 31, 2011 and 2010 are as follows:

	August 31,
	2011	2010
Current:
Accrued bonus	$-	$289,100
Allowance for doubtful accounts	7,200	7,200
Inventory costs	12,600	26,900
Prepaid expenses and other	(24,900)	(23,500)
Other accrued expenses	122,600	44,800
Deferred joint venture expenses	104,100	104,100
Total current	$221,600	$448,600

	August 31,
	2011	2010
Noncurrent:
Property and equipment	$(141,100)	$(164,800)
Goodwill	51,000	58,900
Other intangible assets	497,200	286,900
Nonqualified stock options	113,000	83,100
Foreign tax credit carryforward	3,524,300	3,013,500
Net operating loss carryforward	-	557,200
Research and development credit	1,155,600	950,900
New hire retention credit	10,000	-
	5,210,000	4,785,700
Valuation allowance	(3,799,300)	(3,280,400)
Total noncurrent	$1,410,700	$1,505,300

At August 31, 2011, the Company had foreign tax credit carryforwards of approximately $3,524,000, of which approximately $234,000 will expire if not utilized by August 31, 2012.  In addition, the Company had federal and state tax credit carryforwards of $1,165,600 at August 31, 2011 which begin to expire in fiscal 2019.  These federal and state tax credit carryforwards consist primarily of federal and Minnesota state research and development credit carryforwards.

The Company has recorded a valuation allowance of $3,524,000 with respect to the foreign tax credit carryforwards.  In addition, the Company has recorded a valuation allowance of $275,000 with respect to Minnesota state research and development credit carryforwards.

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

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits:

	Fiscal Year Ended August 31,
	2011	2010
Gross unrecognized tax benefits – beginning balance	$105,000	$100,000
Gross increases - prior period tax positions	11,000	5,000
Gross increases – current period tax positions	15,000	-
Gross unrecognized tax benefits – ending balance	$131,000	$105,000

The entire amount of unrecognized tax benefits would affect the effective tax rate.  It is not expected that the amount of unrecognized tax benefits will change significantly in the next 12 months.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the Company’s income tax provision. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheet. The liability for the payment of interest and penalties was $0 at both August 31, 2011 and August 31, 2010.

The Company is subject to taxation in the United States and various states and foreign jurisdictions.  With few exceptions, as of August 31, 2011, the Company is no longer subject to federal, state, local, or foreign examinations by tax authorities for years prior to August 31, 2008.

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

There was $1,379,565 accrued for bonuses under this plan as of August 31, 2011.  $756,000 was accrued for bonuses under the prior fiscal year plan as of August 31, 2010.

On September 27, 2011, the Compensation Committee approved the material terms of an annual bonus plan for the Company’s executive officers and certain officers and employees for the fiscal year ending August 31, 2012.  For fiscal 2012 as in past years, the total amount available under the bonus plan will be up to 25% of the Company’s EBITOI and will be $0 if EBITOI is below 70% of a pre-established target EBITOI for fiscal 2012.  Each plan participant’s percentage of the overall bonus pool will be based upon the number of plan participants, the individual’s annual base salary and the individual’s position and level of responsibility within the company.  In the case of each of the Company’s executive officer participants, 75% of the amount of their individual bonus payout will be determined based upon the Company’s actual EBITOI for fiscal 2012 compared to the pre-established target EBITOI for fiscal 2012 and 25% of the payout will be determined based upon such executive officer’s achievement of certain pre-established individual performance objectives.  The payment of bonuses under the plan are discretionary and may be paid to executive officer participants in both cash and shares of NTIC common stock, the exact amount and percentages of which will be determined by the Company’s Board of Directors, upon recommendation of the Compensation Committee, after the completion of the Company’s consolidated financial statements for fiscal 2012.

A subsidiary of the Company, NTI Facilities, Inc., leases property located at 23205 Mercantile Road, Beachwood, Ohio.  Remaining rentals payable under such leases are as follows: fiscal 2012 - $238,500; fiscal 2013 - $238,500; fiscal 2014 - $59,500 and thereafter - $0.

One customer accounted for 0% and 10.6% of the Company’s trade receivables, excluding joint ventures at August 31, 2011 and 2010, respectively.  One joint venture accounted for 53.5% and 36.4% of the Company’s trade joint venture receivables at August 31, 2011 and 2010, respectively.

From time to time, the Company is subject to various claims and legal actions in the ordinary course of its business.  The Company is not currently involved in any legal proceeding in which the Company believes, based on information currently available, that there is a reasonable possibility of a material loss.

15.          STATEMENTS OF CASH FLOWS

Supplemental disclosures of cash flow information for the fiscal years ended August 31, 2011 and 2010 consist of:

	Fiscal Year Ended August 31,
	2011	2010
Cash paid during the year for income tax	$—	$—
Cash paid during the year for interest	59,541	98,963
Common stock issued in lieu of accrued payroll (22,686 and 0 shares, respectively)	319,650	—
Decrease in the Company’s investment in joint ventures and accumulated other comprehensive income due to changes in exchange rates	$1,792,467	$(1,005,305)

16.          QUARTERLY INFORMATION (UNAUDITED)

	Fiscal Quarter Ended
	November 30	February 28	May 31	August 31
Fiscal year 2011:
Net sales	$4,098,441	$4,778,118	$5,100,778	$5,549,190
Gross profit	1,407,736	1,771,886	1,641,927	1,936,338
Income before income tax expense	1,016,874	1,141,219	1,250,155	1,293,640
Income tax expense	122,000	140,000	228,000	216,000
Net income	894,874	1,001,219	1,022,155	1,077,640

Net income per share:
Basic	$0.21	$0.22	$0.24	$0.25
Diluted	$0.21	$0.22	$0.23	$0.24

Weighted average common shares assumed outstanding:
Basic	4,264,187	4,340,934	4,343,601	4,352,558
Diluted	4,324,757	4,419,921	4,427,097	4,442,452

	Fiscal Quarter Ended
	November 30	February 28	May 31	August 31*
Fiscal year 2010:
Net sales	$2,711,402	$2,876,478	$3,237,198	5,561,686
Gross profit	953,906	1,035,831	1,064,296	1,947,865
Income before income tax benefit	420,705	252,641	841,968	862,613
Income tax benefit	(15,000)	(94,000)	(110,000)	(11,000)
Net income	435,705	346,641	951,968	873,613

Net income per share:
Basic	$0.11	$0.08	$0.22	$0.20
Diluted	$0.11	$0.08	$0.22	$0.20

Weighted average common shares assumed outstanding:
Basic	4,149,096	4,194,887	4,213,465	4,223,605
Diluted	4,163,441	4,225,907	4,242,735	4,231,589
________________
*
During the fourth quarter of fiscal 2010, the Company decided to consolidate the financial results of the Company’s majority owned Brazilian subsidiary, Zerust Prevenção de Corrosão S.A., for the fiscal year ended August 31, 2010.  As a result, all revenues and expenses of Zerust Brazil for the fiscal year ended August 31, 2010 are included in the fourth quarter of fiscal 2010.

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

Management’s Report on Internal Control over Financial Reporting

NTIC’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of NTIC’s Chief Executive Officer and Chief Financial Officer, NTIC’s management conducted an evaluation of the effectiveness of NTIC’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, NTIC’s management concluded that NTIC’s internal control over financial reporting was effective as of August 31, 2011.

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

Changes in Internal Control over Financial Reporting

There was no change in NTIC’s internal control over financial reporting that occurred during the quarter ended August 31, 2011 that has materially affected, or is reasonably likely to materially affect NTIC’s internal control over financial reporting.

Item 9B.       OTHER INFORMATION

On November 18, 2011, NTIC entered into an employment agreement with each of G. Patrick Lynch, NTIC’s President and Chief Executive Officer, and Matthew C. Wolsfeld, NTIC’s Chief Financial Officer and Corporate Secretary.  Although each of the executive’s employment with NTIC remains “at will,” the employment agreements provide each of the executives certain severance benefits in the event the executive’s employment is terminated by NTIC without “cause” or by the executive for “good reason” and the executive executes and does not revoke a separation agreement and a release of all claims in favor of NTIC and its affiliates.

If an executive’s employment is terminated by NTIC without “cause” or by the executive for “good reason,” in addition to any accrued but unpaid salary and benefits through the date of termination, the executive will be entitled to a severance cash payment from NTIC in an amount equal to two times (one and one-half times, in the case of Mr. Wolsfeld) the executive’s average total annual compensation for the two most recently completed fiscal years, plus a pro rata portion of the target bonus that the executive otherwise would have been eligible to receive under NTIC’s bonus plan for the fiscal year during which the executive’s employment is terminated, with such pro rata portion based on the number of complete months during the fiscal year that the executive was employed with NTIC.  The severance payment will be paid in several installments in the form of salary continuation in accordance with the Company’s normal payroll practices over a 24-month period (18-month period, in the case of Mr. Wolsfeld).  If, however, the termination event occurs within 24 months after a change in control of NTIC, the severance payment will be paid in one lump sum.  If the executive is eligible for and timely elects continued coverage under NTIC’s group medical plan, group dental plan and/or group vision plan pursuant to Section 4980B of the Internal Revenue Code of 1986, as amended (“COBRA”), for each of the first 18 months of the COBRA continuation period, NTIC also will reimburse the executive in an amount equal to the difference between the amount the executive pays for such COBRA continuation coverage each month and the amount paid by a full-time active employee each month for the same level of coverage elected by the executive.  In addition, all outstanding and unvested options to purchase shares of NTIC’s common stock and other stock incentive awards granted to the executive under NTIC’s stock incentive plan will become immediately vested and exercisable.

Under the employment agreements, “cause” is defined as (i) the executive’s material breach of any of the executive’s obligations under the employment agreement, or the executive’s willful and continued failure or refusal to perform his duties, responsibilities and obligations as an executive officer of NTIC, for reasons other than the executive’s disability, to the satisfaction of the Board; (ii) the executive’s commission of an act of dishonesty, fraud, embezzlement, misappropriation, or intentional and deliberate injury or material breach of fiduciary duty, or material breach of the duty of loyalty related to or against NTIC or its business, or any unlawful or criminal activity of a serious nature involving any felony, or conviction by a court of competent jurisdiction of, or pleading guilty or nolo contendere to, any felony or any crime involving moral turpitude; or (iii) the existence of any court order or settlement agreement prohibiting the executive’s continued employment with the NTIC.  “Good reason” is defined as (i) a material diminution in the executive’s authority, duties or responsibilities; (ii) a material diminution in the executive’s annual base salary; (iii) a material change in the geographic location at which NTIC requires the executive to provide services, except for travel reasonably required in the performance of the executive’s responsibilities; or (iv) any action or inaction that constitutes a material breach by NTIC of the employment agreement.  “Change in control” has the meaning assigned to such term in NTIC’s stock incentive plan as in effect from time to time to the extent such change in control is a “change of control event” as defined under Code Section 409A and applicable Internal Revenue Service regulations.

Also on November 18, 2011, NTIC entered into a confidential information, inventions assignment, noncompetition and non-solicitation agreement with each of Mr. Lynch and Mr. Wolsfeld pursuant to which the executive agreed to be bound by certain confidentiality, assignment of inventions, non-competition and non-solicitation provisions both during and for a certain time period following the termination of the executive’s employment with NTIC.

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

Changes to Nomination Procedures

During the fourth quarter of fiscal year ended August 31, 2011, NTIC made no material changes to the procedures by which stockholders may recommend nominees to NTIC’s Board of Directors, as described in NTIC’s most recent proxy statement.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes outstanding options under NTIC’s equity compensation plans as of August 31, 2011.  NTIC’s equity compensation plans as of August 31, 2011 were the Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan and the Northern Technologies International Corporation Employee Stock Purchase Plan.

Except for automatic annual grants of options to purchase 4,000 shares of NTIC common stock to NTIC’s directors in consideration for their services as directors of NTIC and an automatic annual grant of an option to purchase 2,000 shares of NTIC common stock to NTIC’s Chairman of the Board in consideration for his services as Chairman on the first day of each fiscal year, options granted in the future under the Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan are within the discretion of the Board of Directors and the Compensation Committee of the Board of Directors and therefore cannot be ascertained at this time.

	(a)		(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	189,839	(1)(2)	$9.07	589,618	(3)
Equity compensation plans not approved by security holders	—		—	—
Total	189,839	(1)(2)	$9.07	589,618	(3)

______________________
(1)
Amount includes shares of NTIC common stock issuable upon the exercise of stock options outstanding as of August 31, 2011 under the Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan.

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

(3)
Amount includes 513,734 shares remaining available at August 31, 2011 for future issuance under Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan and 75,884 shares remaining available at August 31, 2011 for future issuance under the Northern Technologies International Corporation Employee Stock Purchase Plan.

Item 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this annual report on Form 10-K:

A.
Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 24, 2011).

B.
Form of Incentive Stock Option Agreement for Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 24, 2011).

C.
Form of Non-Qualified Stock Option Agreement for Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 24, 2011).

D.
Form of Restricted Stock Agreement for Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 24, 2011).

E.
Northern Technologies International Corporation Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.11 to NTIC’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 2006).

F.
Material Terms of Northern Technologies International Corporation Annual Bonus Plan for Fiscal Year Ending August 31, 2012 (incorporated by reference to Item 5.02  to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 27, 2011).

G.
Form of Indemnification Agreement between Northern Technologies International Corporation and its Directors and Officers (incorporated by reference to Exhibit 10.1 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 24, 2009).

H.
Agreement dated as of May 25, 2009 between Northern Technologies International Corporation and Sunggyu Lee, Ph.D. (incorporated by reference to Exhibit 10.2 to NTIC’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2009).

I.	Description of Non-Employee Director Compensation Arrangements (filed herewith).

J.	Executive Employment Agreement dated as of November 18, 2011 between Northern Technologies International Corporation and G. Patrick Lynch (filed herewith).

K.
Confidential Information, Inventions Assignment, Noncompetition and Non-Solicitation Agreement dated as of November 18, 2011 between Northern Technologies International Corporation and G. Patrick Lynch (filed herewith).

L.	Executive Employment Agreement dated as of November 18, 2011 between Northern Technologies International Corporation and Matthew C. Wolsfeld (filed herewith).

M.
Confidential Information, Inventions Assignment, Noncompetition and Non-Solicitation Agreement dated as of November 18, 2011 between Northern Technologies International Corporation and Matthew C. Wolsfeld (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

November 18, 2011	By: /s/ G. Patrick Lynch
G. Patrick Lynch
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on the dates and in the capacities indicated.

Name	Title	Date

/s/ G. Patrick Lynch G. Patrick Lynch	President and Chief Executive Officer and Director (principal executive officer)	November 18, 2011

/s/ Matthew C. Wolsfeld, CPA Matthew C. Wolsfeld, CPA	Chief Financial Officer and Corporate Secretary (principal financial and accounting officer)	November 18, 2011

/s/ Pierre Chenu Pierre Chenu	Chairman of the Board	November 4, 2011

/s/ Soo Keong Koh Soo Keong Koh	Director	November 4, 2011

/s/ Sunggyu Lee, Ph.D. Sunggyu Lee, Ph.D.	Director	November 4, 2011

/s/ Ramani Narayan, Ph.D. Ramani Narayan, Ph.D.	Director	November 4, 2011

/s/ Richard J. Nigon Richard J. Nigon	Director	November 4, 2011

/s/ Mark J. Stone Mark J. Stone	Director	November 4, 2011

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED AUGUST 31, 2011

Item No.	Item	Method of Filing
3.1	Restated Certificate of Incorporation of Northern Technologies International Corporation	Incorporated by reference to Exhibit 3.1 to NTIC’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2009 (File No. 001-11038)

3.2	Amended and Restated Bylaws of Northern Technologies International Corporation	Incorporated by reference to Exhibit 3.1 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 24, 2008 (File No. 001-11038)

4.1	Specimen Stock Certificate Representing Common Stock of Northern Technologies International Corporation	Incorporated by reference to Exhibit 4.1 to NTIC’s Registration Statement on Form 10 (File No. 001-19331)

10.4	Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 24, 2011 (File No. 001-11038)

10.5	Form of Incentive Stock Option Agreement for Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan	Incorporated by reference to Exhibit 10.2 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 24, 2011 (File No. 001-11038)

10.6	Form of Non-Statutory Stock Option Agreement for Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan	Incorporated by reference to Exhibit 10.3 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 24, 2011 (File No. 001-11038)

10.7	Form of Restricted Stock Agreement for Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan	Incorporated by reference to Exhibit 10.4 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 24, 2011 (File No. 001-11038)

10.8	Northern Technologies International Corporation Employee Stock Purchase Plan	Incorporated by reference to Exhibit 10.11 to NTIC’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 2006 (File No. 001-11038)

Item No.	Item	Method of Filing
10.9	Material Terms of Northern Technologies International Corporation Annual Bonus Plan for Fiscal Year Ending August 31, 2012	Incorporated by reference to Item 5.02 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 27, 2011 (File No. 001-11038)

10.10	Form of Indemnification Agreement between Northern Technologies International Corporation and its Directors and Officers	Incorporated by reference to Exhibit 10.1 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 24, 2008 (File No. 001-11038)

10.11	Agreement dated as of May 25, 2009 between Northern Technologies International Corporation and Sunggyu Lee, Ph.D.	Incorporated by reference to Exhibit 10.2 to NTIC’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2009) (File No. 001-11038)

10.12	Description of Non-Employee Director Compensation Arrangements	Filed herewith

10.13	Executive Employment Agreement dated as of November 18, 2011 between Northern Technologies International Corporation and G. Patrick Lynch	Filed herewith

10.14
Confidential Information, Inventions Assignment, Noncompetition and Non-Solicitation Agreement dated as of November 18, 2011 between Northern Technologies International Corporation and G. Patrick Lynch
Filed herewith

10.15	Executive Employment Agreement dated as of November 18, 2011 between Northern Technologies International Corporation and Matthew C. Wolsfeld	Filed herewith

10.16
Confidential Information, Inventions Assignment, Noncompetition and Non-Solicitation Agreement dated as of November 18, 2011 between Northern Technologies International Corporation and Matthew C. Wolsfeld
Filed herewith

10.17	Amended and Restated Term Note dated as of January 10, 2011 issued by Northern Technologies Holding Company, LLC to PNC Bank, National Association	Incorporated by reference to Exhibit 10.1 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 12, 2011 (File No. 001-11038)

Item No.	Item	Method of Filing
10.18	Amended and Restated Committed Line of Credit Note dated as of January 10, 2011 issued by Northern Technologies International Corporation to PNC Bank, National Association	Incorporated by reference to Exhibit 10.2 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 12, 2011 (File No. 001-11038)

10.19	Security Agreement dated as of January 10, 2011 between Northern Technologies International Corporation and PNC Bank, National Association	Incorporated by reference to Exhibit 10.3 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 12, 2011 (File No. 001-11038)

10.20	Amended and Restated Guaranty Agreement dated as of January 10, 2011 by Northern Technologies International Corporation in favor of PNC Bank, National Association	Incorporated by reference to Exhibit 10.4 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 12, 2011 (File No. 001-11038)

10.21	Loan Agreement dated as of January 10, 2011 between Northern Technologies Holding Company, LLC and PNC Bank, National Association	Incorporated by reference to Exhibit 10.5 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 12, 2011 (File No. 001-11038)

10.22	Loan Agreement dated as of January 10, 2011 between Northern Technologies International Corporation and PNC Bank, National Association	Incorporated by reference to Exhibit 10.6 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 12, 2011 (File No. 001-11038)

10.23	Mortgage dated as of May 3, 2006 between Northern Technologies Holding Company, LLC and National City Bank (now known as PNC Bank)	Incorporated by reference to Exhibit 10.7 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 9, 2006 (File No. 001-11038)

10.24	Form of Subscription Agreement, dated as of September 18, 2009 between Northern Technologies International Corporation and each of the Investors in the September 2009 Registered Direct Offering	Incorporated by reference to Exhibit 10.1 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 19, 2009 (File No. 001-11038)

14.1	Code of Ethics	Incorporated by reference to Exhibit 14.1 to NTIC’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 2004 (File No. 001-11038)

21.1	Subsidiaries of the Registrant	Filed herewith

Item No.	Item	Method of Filing
23.1	Consent of Baker Tilly Virchow Krause, LLP	Filed herewith

31.1	Certification of President and Chief Executive Officer Pursuant to SEC Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of President and Chief Executive Officer Pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of Chief Financial Officer Pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith