Form 10-Q
period 2011-11-30
NORTHERN TECHNOLOGIES INTERNATIONAL CORP
filed 2012-01-13
CIK 875582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
______________________________

FORM 10-Q

(Mark one)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES [X]  NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     YES [X]  NO [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer (Do not check if a smaller reporting company) [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [  ]   NO [X]

As of January 12, 2012, 4,398,624 shares of common stock of the registrant were outstanding.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
FORM 10-Q
November 30, 2011

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

PART I - FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS AS OF NOVEMBER 30, 2011 (UNAUDITED) AND
AUGUST 31, 2011 (AUDITED)
	November 30, 2011	August 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,407,371	$3,266,362
Receivables:
Trade excluding joint ventures, less allowance for doubtful accounts of $20,000 at November 30, 2011 and August 31, 2011	2,846,182	2,515,316
Trade joint ventures	1,005,509	1,149,666
Fees for services provided to joint ventures	2,168,794	2,129,911
Inventories	3,967,254	3,842,854
Prepaid expenses	711,440	364,805
Deferred income taxes	221,600	221,600
Total current assets	14,328,150	13,490,514

PROPERTY AND EQUIPMENT, net	3,589,981	3,636,335

OTHER ASSETS:
Investments in joint ventures	18,763,038	20,559,509
Deferred income taxes	1,410,700	1,410,700
Patents and trademarks, net	909,027	903,038
Other	41,746	39,646
	21,124,511	22,912,893
	$39,042,642	$40,039,742

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of note payable	76,119	76,119
Accounts payable	1,496,244	2,032,614
Income tax payable	160,420	195,762
Accrued liabilities:
Payroll and related benefits	710,737	1,629,355
Deferred joint venture royalties	288,000	288,000
Other	237,056	182,916
Total current liabilities	2,968,576	4,404,766

NOTE PAYABLE, NET OF CURRENT PORTION (Note 6)	990,504	1,009,533

COMMITMENTS AND CONTINGENCIES (Note 13)

EQUITY:
Preferred stock, no par value; authorized 10,000 shares; none issued and outstanding	—	—
Common stock, $0.02 par value per share; authorized 10,000,000 shares; issued and outstanding 4,397,324 and 4,353,058, respectively	87,947	87,061
Additional paid-in capital	10,847,692	10,137,809
Retained earnings	22,770,595	21,811,838
Accumulated other comprehensive income	1,318,675	2,496,940
Stockholders’ equity	35,024,909	34,533,648
Non-controlling interest	58,653	91,795
Total equity	35,083,562	34,625,443
	$39,042,642	$40,039,742
See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2011 AND 2010
	Three Months Ended
	November 30, 2011	November 30, 2010
NET SALES:
Net sales, excluding joint ventures	$4,277,643	$3,446,303
Net sales, to joint ventures	554,471	652,138
NET SALES	4,832,114	4,098,441

Cost of goods sold	3,209,476	2,690,705
Gross profit	1,622,638	1,407,736

JOINT VENTURE OPERATIONS:
Equity in income of joint ventures	1,357,680	1,695,131
Fees for services provided to joint ventures	1,445,252	1,451,780
	2,802,932	3,146,911

OPERATING EXPENSES:
Selling expenses	1,108,486	999,053
General and administrative expenses	1,270,013	1,104,167
Expenses incurred in support of joint ventures	200,264	228,721
Research and development expenses	814,305	1,193,456
	3,393,068	3,525,397

OPERATING INCOME	1,032,502	1,029,250

INTEREST INCOME	8,060	3,933
INTEREST EXPENSE	(5,966)	(23,234)
OTHER INCOME	6,825	6,925

INCOME BEFORE INCOME TAX EXPENSE	1,041,421	1,016,874

INCOME TAX EXPENSE	106,000	122,000

NET INCOME	935,421	894,874

NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(23,336)	(4,907)

NET INCOME ATTRIBUTABLE TO NTIC	$958,757	$899,781

NET INCOME PER COMMON SHARE:
Basic	$0.22	$0.21
Diluted	$0.22	$0.21

WEIGHTED AVERAGE COMMON SHARES ASSUMED OUTSTANDING:
Basic	4,355,666	4,264,187
Diluted	4,433,724	4,324,757

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED NOVEMBER 30, 2011 AND 2010
	Three Months Ended
	November 30, 2011	November 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$935,421	$894,874
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Expensing of fair value of stock options vested	72,523	44,143
Depreciation expense	80,887	85,492
Amortization expense	38,713	39,723
Equity in income from joint ventures	(1,357,680)	(1,695,131)
Changes in current assets and liabilities:
Receivables:
Trade, excluding joint ventures	(410,029)	363,755
Trade, joint ventures	144,157	(277,933)
Fees for services receivables, joint ventures	(38,883)	(404,938)
Income taxes	(1,396)	—
Inventories	(158,234)	(326,327)
Prepaid expenses and other	(349,112)	(260,596)
Accounts payable	(489,032)	(309,844)
Income tax payable	(17,512)	(27,036)
Accrued liabilities	(235,366)	(118,983)
Net cash used in operating activities	(1,785,543)	(1,992,801)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint ventures	—	(38,217)
Dividends received from joint ventures	2,031,450	1,368,599
Additions to property and equipment	(51,031)	(75,269)
Additions to patents	(44,702)	(10,238)
Net cash provided by investing activities	1,935,717	1,244,875

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable	(19,029)	(9,211)
Proceeds from employee stock purchase plan	22,414	17,745
Proceeds from exercise of stock options	—	261,333
Net cash provided by financing activities	3,385	269,867

EFFECT OF EXCHANGE RATE CHANGES ON CASH:	(12,550)	4,341

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	141,009	(473,718)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,266,362	1,776,162

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,407,371	$1,302,444

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.           INTERIM FINANCIAL INFORMATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all necessary adjustments, which are of a normal recurring nature, and present fairly the consolidated financial position of Northern Technologies International Corporation and its subsidiaries (the Company) as of November 30, 2011 and the results of their operations for the three months ended November 30, 2011 and November 30, 2010 and their cash flows for the three months ended November 30, 2011 and November 30, 2010, in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).

These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s annual report on Form 10-K for the fiscal year ended August 31, 2011.  These consolidated financial statements also should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section appearing in this report.

Operating results for the three months ended November 30, 2011 are not necessarily indicative of the results that may be expected for the full fiscal year ending August 31, 2012.

The Company evaluates events occurring after the date of the consolidated financial statements requiring recording or disclosure in the financial statements.

2.           INVENTORIES

Inventories consisted of the following:

	November 30, 2011	August 31, 2011
Production materials	$1,470,732	$1,320,082
Finished goods	2,496,522	2,522,772
	$3,967,254	$3,842,854

3.           PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	November 30, 2011	August 31, 2011
Land	$310,365	$310,365
Buildings and improvements	3,110,867	3,110,867
Machinery and equipment	2,247,803	2,213,269
	5,669,035	5,634,501
Less accumulated depreciation	(2,079,054)	(1,998,166)
	$3,589,981	$3,636,335

4.           PATENTS AND TRADEMARKS, NET

Patents and trademarks, net consisted of the following:

	November 30, 2011	August 31, 2011
Patents and trademarks	$1,803,425	$1,758,722
Less accumulated amortization	(894,398)	(855,684)
	$909,027	$903,038

Patent and trademark costs are amortized over seven years.  Costs incurred related to patents and trademarks are capitalized until filed and approved, at which time the amounts capitalized to date are amortized and any further costs, including maintenance costs, are expensed as incurred.  Amortization expense is estimated to approximate $160,000 in each of the next five fiscal years.

5.           INVESTMENTS IN JOINT VENTURES

The financial statements of the Company’s foreign joint ventures are initially prepared using the accounting principles accepted in the respective joint ventures’ countries of domicile.   Amounts related to foreign joint ventures reported in the below tables and the accompanying financial statements have subsequently been adjusted to approximate U.S. GAAP in all material respects.  All material profits recorded on sales from the Company to its joint ventures, that remain in inventory, have been eliminated for financial reporting purposes.

Financial information from the audited and unaudited financial statements of the Company’s joint venture in Germany, Excor Korrosionsschutz – Technologien und Produkte GmbH (EXCOR), the Company’s joint venture holding company in the Association of Southeast Asian Nations, or ASEAN, region, NTI ASEAN, LLC (NTI ASEAN), and all of the Company’s other joint ventures, are summarized as follows:

	November 30, 2011
	TOTAL	EXCOR	NTI ASEAN	All Other
Current assets	$63,235,064	$19,816,458	$15,616,441	$27,802,165
Total assets	69,351,206	22,372,432	15,767,688	31,211,086
Current liabilities	24,888,418	4,321,772	7,200,800	13,365,846
Noncurrent liabilities	4,709,307	—	983,009	3,726,298
Joint ventures’ equity	39,753,481	18,050,660	7,583,879	14,118,942
Northern Technologies International Corporation’s share of joint ventures’ equity	18,763,038	9,025,332	3,138,696	6,599,010

	August 31, 2011
	TOTAL	EXCOR	NTI ASEAN	All Other
Current assets	$66,956,061	$24,411,880	$14,565,219	$27,978,962
Total assets	73,155,916	27,093,874	14,759,582	31,302,460
Current liabilities	24,712,555	5,145,239	6,123,684	13,443,632
Noncurrent liabilities	4,605,837	—	1,020,034	3,585,803
Joint ventures’ equity	43,752,524	21,948,635	7,615,864	14,273,025
Northern Technologies International Corporation’s share of joint ventures’ equity	20,559,509	10,931,819	2,803,194	6,824,496

	Three Months Ended November 30, 2011
	TOTAL	EXCOR	NTI ASEAN	All Other
Net sales	$28,795,232	$8,542,250	$5,022,328	$15,230,654
Gross profit	13,339,072	4,325,802	2,286,705	6,726,565
Net income	2,538,769	1,457,055	392,366	689,348
Northern Technologies International Corporation’s share of equity in income of joint ventures	$1,357,680	$728,528	$369,462	$259,690

	Three Months Ended November 30, 2010
	TOTAL	EXCOR	NTI ASEAN	All Other
Net sales	$27,101,587	$8,886,252	$4,321,308	$13,894,027
Gross profit	12,706,289	4,490,864	2,051,640	6,163,785
Net income	3,169,841	1,876,545	374,049	919,337
Northern Technologies International Corporation’s share of equity in income of joint ventures	$1,695,131	$938,227	$320,607	$436,298

The Company records expenses that are directly attributable to the joint ventures on the statements of operations on the line “Expenses incurred in support of joint ventures”.  The expenses include items such as employee compensation and benefit expenses, travel expense and consulting expense.

The Company did not make any joint venture investments during the three months ended November 30, 2011 and 2010.

6.           CORPORATE DEBT

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

The Company has a revolving line of credit with PNC Bank of $3,000,000.  No amounts were outstanding under the line of credit as of November 30, 2011 and August 31, 2011.  At the option of the Company, outstanding advances under the line of credit bear interest at either (a) an annual rate based on LIBOR plus 2.15% for the applicable LIBOR interest period selected by the Company or (b) at the rate publicly announced by PNC Bank from time to time as its prime rate. Interest is payable in arrears (a) for the portion of advances bearing interest under the prime rate on the last day of each month during the term thereof and (b) for the portion of advances bearing interest under the LIBOR option on the last day of the respective LIBOR interest period selected for such advance.  Any unpaid interest is payable on the maturity date. As of November 30, 2011, the interest rate was 3.09% and the weighted average rate was 3.02% for the three months ended November 30, 2011.  As of August 31, 2011, the interest rate was 2.50% and the weighted average rate was 2.43% for fiscal 2011.  The revolving line of credit is secured by cash, receivables and inventory.

The term loan and the line of credit are governed under separate loan agreements (collectively, the Loan Agreements).  The Loan Agreements contain standard covenants, including affirmative financial covenants, such as the maintenance of a minimum fixed charge coverage ratio, and negative covenants, which, among other things, limit the incurrence of additional indebtedness, loans and equity investments, disposition of assets, mergers and consolidations and other matters customarily restricted in such agreements. Under the Loan Agreements, the Company is subject to a minimum fixed charge coverage ratio of 1.10:1.00.

On January 10, 2012, the Company and PNC Bank entered into a Waiver and First Amendment to Loan Documents pursuant to which the Company and PNC Bank amended the loan agreement and other documents evidencing the Company’s $3,000,000 line of credit with PNC Bank effective as of January 11, 2012 to extend the maturity date of the line of credit from January 10, 2012 to January 9, 2013, and waive a technical covenant default by the Company to deliver a compliance certificate for the period ending November 30, 2011.  All other terms of the line of credit and the loan agreement and other documents evidencing the line of credit remain the same.  See Note 14 entitled “Subsequent Event.”

7.           STOCKHOLDERS’ EQUITY

During the three months ended November 30, 2011, the Company did not purchase or retire any shares of its common stock, and no stock options to purchase shares of common stock were exercised.

The Company granted stock options under the Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan (the 2007 Plan) to purchase an aggregate of 26,000 shares of its common stock to various employees and directors during the three months ended November 30, 2011.  The weighted average per share exercise price of the stock options is $16.45, which is equal to the fair market value of the Company’s common stock on the date of grant.

During the three months ended November 30, 2011, the Company granted stock bonuses under the 2007 Plan for an aggregate of 42,707 shares of its common stock to various employees at a grant price of $14.42 per share.  The aggregate fair value of the shares of the Company’s common stock as of the date of grant of the stock bonuses was $615,830, based on the closing sale price of a share of the Company’s common stock on the date of grant. The fair value of common stock granted during the three months ended November 30, 2011 was based on fiscal 2011 performance and was included in accrued liabilities at August 31, 2011.

During the three months ended November 30, 2010, the Company did not purchase or retire any shares of its common stock.  The following stock options to purchase shares of common stock were exercised during the three months ended November 30, 2010:

Options Exercised	Exercise Price
40,000	$5.38
2,000	8.01
1,334	9.75
1,333	12.84

The Company granted stock options under the 2007 Plan to purchase an aggregate of 30,000 shares of its common stock to various employees and directors during the three months ended November 30, 2010.  The weighted average per share exercise price of the stock options is $9.43, which is equal to the fair market value of the Company’s common stock on the date of grant.

During the three months ended November 30, 2010, the Company granted stock bonuses under the 2007 Plan for an aggregate of 22,686 shares of its common stock to various employees.  The fair value of the shares of the Company’s common stock as of the date of grant of the stock bonuses was $319,649, based on the closing sale price of a share of the Company’s common stock on the date of grant. The fair value of common stock granted during the three months ended November 30, 2010 was based on fiscal 2010 performance and was included in accrued liabilities at August 31, 2010.

8.           TOTAL COMPREHENSIVE INCOME

The Company’s total comprehensive (loss) income was as follows:

	Three Months Ended November 30,
	2011	2010
Net income	$935,421	$894,874
Other comprehensive (loss) income – foreign currency translation adjustment	(1,178,265)	404,864
Total comprehensive (loss) income	$(242,844)	$1,407,645

9.           NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding.  Diluted net income per share assumes the exercise of stock options using the treasury stock method, if dilutive.

Options to purchase shares of common stock of 26,000 were excluded from the computation of common share equivalents for both the three months ended November 30, 2011 and 2010, as the exercise prices of such options were greater than market price of a share of common stock.

The following is a reconciliation of the earnings per share computation for the three months ended November 30, 2011 and 2010:

	Three Months Ended
Numerators:	November 30, 2011	November 30, 2010
Net income	$958,757	$899,781

Denominator:
Basic – weighted shares outstanding	4,355,666	4,264,187
Weighted shares assumed upon exercise of stock options	78,058	60,570
Diluted – weighted shares outstanding	4,433,724	4,324,757
Basic earnings per share:	$0.22	$0.21
Diluted earnings per share:	$0.22	$0.21

The dilutive impact summarized above relates to the periods when the average market price of the Company’s common stock exceeded the exercise price of the potentially dilutive option securities granted. Earnings per common share were based on the weighted average number of common shares outstanding during the periods when computing the basic earnings per share. When dilutive, stock options are included as equivalents using the treasury stock market method when computing the diluted earnings per share.

10.         STOCK-BASED COMPENSATION

The Company has two stock-based compensation plans under which stock options and other stock-based awards have been granted, including the Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan and the Northern Technologies International Corporation Employee Stock Purchase Plan (the ESPP).  The Compensation Committee of the Board of Directors and the Board of Directors administers these plans.

The 2007 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, stock unit awards, performance awards and stock bonuses to eligible recipients to enable the Company and its subsidiaries to attract and retain qualified individuals through opportunities for equity participation in the Company, and to reward those individuals who contribute to the achievement of the Company’s economic objectives.  Subject to adjustment as provided in the 2007 Plan, up to a maximum of 800,000 shares of the Company’s common stock.  Options granted under the 2007 Plan generally have a term of five years and become exercisable over a three- or four-year period beginning on the one-year anniversary of the date of grant.  Options are granted at per share exercise prices equal to the market value of the Company’s common stock on the date of grant.  To date, only stock options and stock bonuses have been granted under the 2007 Plan.

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

The Company granted options to purchase 26,000 and 30,000 shares of its common stock during the three months ended November 30, 2011 and 2010, respectively.  The fair value of option grants is determined at date of grant, using the Black-Scholes option pricing model with the assumptions listed below.  Based on these valuations, the Company recognized compensation expense of $72,523 and $44,143 during the three months ended November 30, 2011 and 2010, respectively, related to the options that vested during such time period.  The stock-based expense recorded reduced after-tax net income per share by $0.01 for each of the three months ended November 30, 2011 and 2010.  As of November 30, 2011, the total compensation cost for non-vested options not yet recognized in the Company’s consolidated statements of operations was $245,646 net of estimated forfeitures.  Additional stock-based compensation expense of $217,570 is expected through the remainder of fiscal year 2012, and expense of $28,076 and $0 is expected to be recognized during fiscal 2013 and fiscal 2014, respectively.  Future option grants will impact the compensation expense recognized.

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

The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions and results for the grants:

The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions and results for the grants:

	November 30,
	2011	2010
Dividend yield	0.00%	0.00%
Expected volatility	48.8%	49.2%
Expected life of option	5 years	5 years
Average risk-free interest rate	1.31%	1.31%

The weighted average fair value of options granted during the three months ended November 30, 2011 and 2010 was $7.14 and $3.60, respectively.  The weighted average remaining contractual life of the options outstanding as of November 30, 2011 and 2010 was 2.81 years and 3.47 years, respectively.

11.         GEOGRAPHIC AND SEGMENT INFORMATION

Net sales by geographic location as a percentage of total consolidated net sales for the three months ended November 30, 2011 and November 30, 2010 were as follows:

	Three Months Ended November 30,
	2011	2010
Inside the U.S.A. to unaffiliated customers	68.1%	67.2%
Outside the U.S.A. to:
Joint ventures in which the Company is a shareholder directly and indirectly	15.7	16.4
Unaffiliated customers	16.2	16.4
	100.0%	100.0%

Net sales by geographic location are based on the location of the customer.

Fees for services provided to joint ventures by geographic location as a percentage of total fees for services provided to joint ventures the three months ended November 30, 2011 and 2010 were as follows:

	Three Months Ended November 30,
	2011	% of Total Fees for Services Provided to Joint Ventures	2010	% of Total Fees for Services Provided to Joint Ventures
Japan	$288,539	20.0%	$276,000	19.0%
Germany	249,447	17.3%	257,276	17.7%
Sweden	156,657	10.8%	144,111	9.9%
France	141,639	9.8%	164,482	11.3%
India	136,155	9.4%	200,711	13.8%
Finland	132,496	9.2%	144,211	9.9%
United Kingdom	79,499	5.5%	82,642	5.7%
Other	260,820	18.1%	182,347	12.6%
	$1,445,252		$1,451,780

The following table sets forth the Company’s net sales for the three months ended November 30, 2011 and 2010 by segment:

	Three Months Ended November 30,
	2011	2010	$ Change	% Change
ZERUST® net sales	$4,452,646	$3,875,428	$557,218	14.9%
Natur-Tec® net sales	379,468	223,013	156,455	70.2%
	$4,832,114	$4,098,441	$733,673	17.9%

The following table sets forth the Company’s cost of goods sold for the three months ended November 30, 2011 and 2010 by segment:
	Three Months Ended November 30,
	2011	% of Segment Sales*	2010	% of Segment Sales*
Direct cost of goods sold
ZERUST®	$2,457,799	55.2%	$2,146,839	55.4%
Natur-Tec™	296,561	78.2%	180,630	81.0%
Indirect cost of goods sold	455,116	NA	363,236	NA
	$3,209,476		$2,690,705

*	The percent of segment sales is calculated by dividing the direct cost of sales for each individual segment category by the net sales for each segment category.

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

The geographical distribution of long-lived assets is set forth as follows:

	November 30,
	2011	2010
United States	$3,456,123	$3,386,100
Brazil	133,858	56,207
Consolidated	$3,589,981	$3,442,307

Long-lived assets consist primarily of property and equipment. These assets are periodically reviewed to assure the net realizable value from the estimated future production based on forecasted sales exceeds the carrying value of the assets.

12.         RESEARCH AND DEVELOPMENT

The Company expenses all costs related to product research and development as incurred.   The Company incurred $814,305 and $1,193,456 of expense during the three months ended November 30, 2011 and 2010, respectively, in connection with its research and development activities.  These costs related to product research and development are the net amount after being reduced by reimbursements related to certain research and development contracts of $197,000 and $25,992 for the three months ended November 30, 2011 and 2010, respectively.  The net fees are accounted for in the “Research and Development Expenses” section of the consolidated statements of operations.

The Company has certain research and development contracts.  The Company accrues proceeds received under such contracts and offsets research and development expenses incurred in equal installments over the timelines associated with completion of the contracts’ specific objectives and milestones. At November 30, 2011 and August 31, 2011, the Company did not have any deferred amounts in other accrued liabilities as the Company had not yet performed under the obligations of the contract at that time.

13.         COMMITMENTS AND CONTINGENCIES

On September 27, 2011, the Compensation Committee of the Board of Directors of the Company approved the material terms of an annual bonus plan for the Company’s executive officers and certain officers and employees for the fiscal year ending August 31, 2012.  For fiscal 2012 as in past years, the total amount available under the bonus plan will be up to 25% of the Company’s earnings before interest, taxes and other income (EBITOI) and will be $0 if EBITOI is below 70% of a pre-established target EBITOI for fiscal 2012.  Each plan participant’s percentage of the overall bonus pool will be based upon the number of plan participants, the individual’s annual base salary and the individual’s position and level of responsibility within the company.  In the case of each of the Company’s executive officer participants, 75% of the amount of their individual bonus payout will be determined based upon the Company’s actual EBITOI for fiscal 2012 compared to the pre-established target EBITOI for fiscal 2012 and 25% of the payout will be determined based upon such executive officer’s achievement of certain pre-established individual performance objectives.  The payment of bonuses under the plan are discretionary and may be paid to executive officer participants in both cash and shares of NTIC common stock, the exact amount and percentages of which will be determined by the Company’s Board of Directors, upon recommendation of the Compensation Committee, after the completion of the Company’s consolidated financial statements for fiscal 2012.

There was $320,814 for management bonuses accrued for three months ended November 30, 2011 compared to a management bonus accrual of $357,000 for the three months ended November 30, 2010.

A subsidiary of the Company, NTI Facilities, Inc., leases property located at 23205 Mercantile Road, Beachwood, Ohio.  Remaining rentals payable under such leases are as follows: fiscal 2012 - $178,875; fiscal 2013 - $238,500; fiscal 2014 - $59,500 and thereafter - $0.

One customer accounted for 0% and 10.6% of the Company’s trade receivables, excluding joint ventures at November 30, 2011 and 2010, respectively.  Two joint ventures accounted for 73.3% and 48.0% of the Company’s trade joint venture receivables at November 30, 2011 and 2010, respectively.

From time to time, the Company is subject to various claims and legal actions in the ordinary course of its business.  The Company is not currently involved in any legal proceeding in which the Company believes, based on information currently available, that there is a reasonable possibility of a material loss.

14.         SUBSEQUENT EVENT

On January 10, 2012, the Company and PNC Bank entered into a Waiver and First Amendment to Loan Documents pursuant to which the Company and PNC Bank amended the loan agreement and other documents evidencing the Company’s $3,000,000 line of credit with PNC Bank effective as of January 11, 2012 to extend the maturity date of the line of credit from January 10, 2012 to January 9, 2013, and waive a technical covenant default by the Company to deliver a compliance certificate for the period ending November 30, 2011.  All other terms of the line of credit and the loan agreement and other documents evidencing the line of credit remain the same.

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

NTIC does not consolidate the results of its joint ventures on its consolidated financial statements.  NTIC’s investments in its joint ventures are accounted for using the equity method.  Although Zerust Brazil originated as a joint venture of NTIC, it is no longer considered a joint venture, but rather it is a majority owned subsidiary of NTIC and thus unlike NTIC’s joint ventures, its results are consolidated on NTIC’s consolidated financial statements.  NTIC holds 85% of the equity and 85% of the voting rights of Zerust Brazil.  Although NTIC owns a 62.5% ownership interest in Polymer Energy LLC, NTIC has not consolidated the Polymer Energy LLC joint venture in NTIC’s consolidated financial statements for the three months ended November 30, 2011 or any prior period since Polymer Energy LLC has had limited activity since its inception in 2003 and NTIC believes that the impact of not consolidating this entity on NTIC’s consolidated financial statement has been immaterial.  No license fees were received by Polymer Energy LLC and no other financial activity took place during the three months ended November 30, 2011, and accordingly, during such period, NTIC received and recorded no fees for services provided to joint ventures in its consolidated financial statements attributable to its ownership interest in Polymer Energy LLC.

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

NTIC’s consolidated net sales increased 17.9% during the three months ended November 30, 2011 compared to the three months ended November 30, 2010.  This increase was primarily a result of increased sales of ZERUST® rust and corrosion inhibiting products and services and sales of Natur-Tec® products.  During the three months ended November 30, 2011, 92.1% of NTIC’s consolidated net sales were derived from sales of ZERUST® products and services, which increased 14.9% to $4,452,646 during the three months ended November 30, 2011 compared to $3,875,428 during the three months ended November 30, 2010 due to increased demand from existing customers and the addition of new customers.  NTIC has focused its sales efforts of ZERUST® products and services by strategically targeting customers with specific corrosion issues in new market areas, including the oil and gas industry and other industrial sectors that offer sizable growth opportunities.  NTIC’s consolidated net sales for the three months ended November 30, 2011 included $604,920 of sales made by Zerust Brazil, and of those sales, $45,861 in sales were made to the oil and gas industry sector in Brazil.    Overall demand for ZERUST® products and services depends heavily on the overall health of the markets in which NTIC sells its products, including in particular the automotive market.

During the three months ended November 30, 2011, $379,468, or 7.9%, of NTIC’s consolidated net sales were derived from sales of Natur-Tec® products compared to 5.4% during the three months ended November 30, 2010.  Net sales of Natur-Tec® products increased 70.2% during the three months ended November 30, 2011 compared to the three months ended November 30, 2010.  This increase was due to increased sales to Natur-Tec® distributors on the West Coast of the United States.  NTIC has continued to strengthen and expand its West Coast distribution network in California, as well as expand its industrial distribution reach to geographical “green” hotspots such as Oregon, Washington, Minnesota and New England.  Additionally, NTIC has continued to target key national and regional retailers utilizing independent sales agents.  Demand for the Natur-Tec® products depends primarily on market acceptance and the extent of NTIC’s distribution network.

Cost of goods sold as a percentage of net sales increased to 66.4% during the three months ended November 30, 2011 compared to 65.7% during the three months ended November 30, 2010 primarily as a result of a slight increase in shipping costs, production overhead and raw material prices and a higher percentage of sales of Natur-Tec® products, which generally carry smaller margins than ZERUST® products and services.

NTIC’s equity in income of joint ventures decreased 19.9% to $1,357,680 during the three months ended November 30, 2011 compared to $1,695,131 during the three months ended November 30, 2010 which was primarily a result of a 22.4% decrease in the profitability of NTIC’s largest joint venture, EXCOR in Germany during the same time period. The decrease in profitability was due to increased operating expenses during the three months ended November 30, 2011 compared to the three months ended November 30, 2010.  NTIC recognized a 0.5% decrease in fees for services provided to joint ventures during the three months ended November 30, 2011 compared to the three months ended November 30, 2010.  This slight decrease was primarily a result of the devaluation of the EURO and other currencies compared to the U.S. dollar, partially offset by a 6.3% increase in total net sales of NTIC’s joint ventures to $28,795,232 during the three months ended November 30, 2011 compared to $ 27,101,587 during the three months ended November 30, 2010.

NTIC’s total operating expenses decreased 3.8%, or $132,329, to $3,393,068 during the three months ended November 30, 2011 compared to the three months ended November 30, 2010.

NTIC expenses all costs related to product research and development as incurred.  NTIC incurred $814,305 and $1,193,456 of expense during the three months ended November 30, 2011 and 2010, respectively, in connection with its research and development activities.  These represent net amounts after being reduced by reimbursements related to certain research and development contracts.  Such reimbursements totaled $197,000 and $25,992 for the three months ended November 30, 2011 and 2010, respectively.  NTIC anticipates that it will spend between $4,300,000 and $4,500,000 in total during fiscal 2012 on research and development activities related to its new technologies.  This estimate is a net range after being reduced by anticipated reimbursements related to certain research and development contracts.

Net income attributable to NTIC increased 6.6% to $958,757, or $0.22 per diluted common share, for the three months ended November 30, 2011 compared to $899,781, or $0.21 per diluted common share, for the three months ended November 30, 2010.  This slight increase was primarily the result of an increase in sales and corresponding gross profit, partially offset by decreased equity income from NTIC’s joint ventures.  NTIC anticipates that its quarterly net income will remain subject to significant volatility primarily due to the financial performance of its joint ventures and sales of its ZERUST® products and services into the oil and gas industry and Natur-Tec® bioplastics products, which sales fluctuate more on a quarterly basis than the traditional ZERUST® business.

NTIC’s working capital was $11,359,574 at November 30, 2011, including $3,407,371 in cash and cash equivalents compared to $9,085,748 at August 31, 2011, including $3,266,362 in cash and cash equivalents.

Results of Operations

The following table sets forth NTIC’s results of operations for the three months ended November 30, 2011 and November 30, 2010.

	Three Months Ended November 30, 2011	% of Net Sales	Three Months Ended November 30, 2010	% of Net Sales	$ Change	% Change
Net sales, excluding joint ventures	$4,277,643	88.5%	$3,446,303	84.1%	$831,340	24.1%
Net sales, to joint ventures	554,471	11.5%	652,138	15.9%	(97,667)	(15.0)%
Cost of goods sold	3,209,476	66.4%	2,690,705	65.7%	518,771	19.3%
Equity in income of joint ventures	1,357,680	28.1%	1,695,131	41.4%	(337,451)	(19.9)%
Fees for services provided to joint ventures	1,445,252	29.9%	1,451,780	35.4%	(6,528)	(0.4)%
Selling expenses	1,108,486	22.9%	999,053	24.4%	109,433	11.0%
General and administrative expenses	1,270,013	26.3%	1,104,167	26.9%	165,846	15.0%
Expenses incurred in support of joint ventures	200,264	4.1%	228,721	5.6%	(28,457)	(12.4)%
Research and development expenses	814,305	16.9%	1,193,456	29.1%	(379,151)	(31.8)%

Net Sales. NTIC’s consolidated net sales increased 17.9% to $4,832,114 during the three months ended November 30, 2011 compared to the three months ended November 30, 2010.  NTIC’s consolidated net sales to unaffiliated customers excluding NTIC’s joint ventures increased 24.1% to $4,277,643, during the three months ended November 30, 2011 compared to the same prior fiscal year period.  This increase was primarily a result of increased demand and sales of ZERUST® rust and corrosion inhibiting packaging products and services to existing customer and new customers. Net sales to joint ventures decreased 15.0% to $554,471 during the three months ended November 30, 2011 compared to the three months ended November 30, 2010.  This decrease was due primarily to the timing of various shipments to several of our joint ventures.

The following table sets forth additional detail regarding NTIC’s net sales by product category for the three months ended November 30, 2011 and November 30, 2010:

	Three Months Ended November 30, 2011	Three Months Ended November 30, 2010	$ Change	% Change
ZERUST® net sales	$4,452,646	$3,875,428	$577,218	14.9%
Natur-Tec® net sales	379,468	223,013	156,455	70.2%
Total net sales*	$4,832,114	$4,098,441	$733,673	17.9%
__________________
*	Excludes net sales by NTIC’s joint ventures which are not combined with NTIC’s sales in NTIC’s consolidated financial statements or in any description of NTIC’s sales.

During the three months ended November 30, 2011, 92.1% of NTIC’s consolidated net sales were derived from sales of ZERUST® products and services, which increased 14.9% to $4,452,646 during the three months ended November 30, 2011 compared to $3,875,428 during the three months ended November 30, 2010 due to increased demand from existing customers and new customers.  NTIC has focused its sales efforts of ZERUST® products and services by strategically targeting customers with specific corrosion issues in new market areas, including the oil and gas industry and other industrial sectors that offer sizable growth opportunities.  NTIC’s consolidated net sales during the three months ended November 30, 2011 included $604,920 of sales made by Zerust Brazil, and of those sales, $45,861 in sales were made to the oil and gas industry sector in Brazil.  Overall demand for ZERUST® products and services depends heavily on the overall health of the markets in which it sells its products, including in particular the automotive market.

During the three months ended November 30, 2011, $379,468, or 7.9%, of NTIC’s consolidated net sales were derived from sales of Natur-Tec® products compared to 5.4% during the three months ended November 30, 2010.  Net sales of Natur-Tec® products increased 70.2% during the three months ended November 30, 2011 compared to the three months ended November 30, 2010.  This increase was due to increased sales to Natur-Tec® distributors on the West Coast of the United States.  NTIC has continued to strengthen and expand its West Coast distribution network in California, as well as expand its industrial distribution reach to geographical “green” hotspots such as Oregon, Washington, Minnesota and New England.  Additionally, NTIC has continued to target key national and regional retailers utilizing independent sales agents.  Demand for the Natur-Tec® products depends primarily on market acceptance and the extent of NTIC’s distribution network.

Cost of Goods Sold.  Cost of goods sold increased 19.3% for the three months ended November 30, 2011 compared to the three months ended November 30, 2010 primarily as a result of increased net sales as described above.  Cost of goods sold as a percentage of net sales increased to 66.4% for the three months ended November 30, 2011 compared to 65.7% for the three months ended November 30, 2010 primarily as a result of a slight increase in shipping costs, production overhead and raw material prices and a higher percentage of sales of Natur-Tec® products, which generally carry smaller margins than ZERUST® products and services.

Equity in Income of Joint Ventures. NTIC had equity in income of joint ventures of $1,357,680 during the three months ended November 30, 2011 compared to equity in income of joint ventures of $1,695,131 during the three months ended November 30, 2010 which is primarily a result of a 22.4% decrease in the profitability of NTIC’s largest joint venture, EXCOR in Germany during the same time period.  Of the total equity in income of joint ventures, NTIC had equity in income of joint ventures of $728,528 attributable to EXCOR during the three months ended November 30, 2011 compared to $938,227 attributable to EXCOR during the three months ended November 30, 2010.  Of the total equity in income of joint ventures, NTIC had equity in income of joint ventures of $369,462 attributable to NTI ASEAN during the three months ended November 30, 2011 compared to $320,607 attributable to NTI ASEAN during the three months ended November 30, 2010.  NTIC had equity in income of all other joint ventures of $259,691 during the three months ended November 30, 2011 compared to $436,297 during the three months ended November 30, 2010.

Fees for Services Provided to Joint Ventures.  NTIC recognized fee income for services provided to joint ventures of $1,445,252 during the three months ended November 30, 2011 compared to $1,451,780 during the three months ended November 30, 2010, representing a slight decrease of 0.4%.  The slight decrease in fees for services provided to joint ventures was primarily the result of the devaluation of the EURO and other currencies compared to the U.S. dollar, partially offset by a 6.3% increase in total net sales of NTIC’s joint ventures to $28,795,232 during the three months ended November 30, 2011 compared to $27,101,587 during the three months ended November 30, 2010.  Sales of NTIC’s joint ventures are not included in NTIC’s product sales and are not combined with NTIC’s sales in NTIC’s consolidated financial statements or in any description of NTIC’s sales.  Of the total fee income for services provided to its joint ventures, fees of $249,447 were attributable to EXCOR during the three months ended November 30, 2011 compared to $257,276 attributable to EXCOR during the three months ended November 30, 2010.  This decrease was the result of foreign currency exchange rate fluctuations.  NTIC does not receive fees attributable to NTI ASEAN.  NTIC receives dividend payments based on fees paid from the joint ventures that comprise the NTI ASEAN investments.

NTIC sponsors a worldwide joint venture conference periodically in which all of NTIC’s joint ventures and subsidiaries are invited to participate.  NTIC defers a portion of its fees for services provided to joint ventures in each accounting period leading up to the next conference, reflecting that NTIC has not fully earned the payments received during that period.  The next joint venture conference is scheduled to be held in summer of 2012 or 2013.  No additional income during either the three months ended November 30, 2011 or 2010 was deferred related to this future conference since $288,000 had been accrued prior to such time, which represents the amount that NTIC expects to spend to hold the next conference.  This amount is based on the historical experience of NTIC, current conditions and the intentions of NTIC’s management.  NTIC does not anticipate deferring any additional fees for services provided to joint ventures until after the next conference.  The costs associated with these joint venture conferences are offset against the deferral as incurred, generally in the period in which the conference is held and immediately before.

Selling Expenses.  NTIC’s selling expenses increased 11.0% for the three months ended November 30, 2011 compared to the three months ended November 30, 2010 due to increases in compensation and employee benefits, lab testing related expenses, commissions expenses, travel and related expenses, consulting expenses and selling expenses incurred at Zerust Brazil.  Selling expenses as a percentage of net sales decreased to 22.9% during the three months ended November 30, 2011, from 24.4% during the three months ended November 30, 2010, due primarily to the increase in net sales, partially offset by the increase in selling expenses as previously described.

General and Administrative Expenses.  NTIC’s general and administrative expenses increased 15.0% for the three months ended November 30, 2011 compared to the three months ended November 30, 2010 due to an increase in compensation and benefits expenses associated with an increase in headcount and annual performance raises, partially offset by a decrease in consulting expenses.  As a percentage of net sales, general and administrative expenses decreased slightly to 26.3% for the three months ended November 30, 2011 from 26.9% for the three months ended November 30 2010.

Expenses Incurred in Support of Joint Ventures.  Expenses incurred in support of NTIC’s joint ventures were $200,264 during the three months ended November 30, 2011 compared to $228,721 during the three months ended November 30, 2010, representing a decrease of 12.4%.  The decrease was due to a decrease in travel and legal expenses.

Research and Development Expense.  NTIC’s research and development expenses decreased 31.8% for the three months ended November 30, 2011 compared to the three months ended November 30, 2010 due to a decrease in consulting expenses, lab and testing expenses, and an increase in offsetting research and development contracts and grant income.

Interest Income.  NTIC’s interest income increased to $8,060 during the three months ended November 30, 2011 compared to $3,933 during the three months ended November 30, 2010 primarily due to increased cash balances earning interest during the most recent period.

Interest Expense.  NTIC’s interest expense decreased to $5,966 during the three months ended November 30, 2011 compared to $23,234 during the three months ended November 30, 2010 primarily due to lower average outstanding debt levels during the most recent period.

Income Before Income Tax Expense.  Income before income tax expense increased to $1,041,421 for the three months ended November 30, 2011 compared to $1,016,874 for the three months ended November 30, 2010.

Income Tax Expense.  Income tax expense was $106,000 during the three months ended November 30, 2011 compared to income tax expense of $122,000 during the three months ended November 30, 2010.  Income tax expense was calculated based on management’s estimate of NTIC’s annual effective income tax rate.  NTIC’s annual effective income tax rate during the three months ended November 30, 2011 and 2010 was lower than the statutory rate primarily due to NTIC’s equity in income of joint ventures being recognized based on after-tax earnings of these entities.  To the extent undistributed earnings of NTIC’s joint ventures are distributed to NTIC, it is not expected to result in any material additional income tax liability after the application of foreign tax credits. NTIC records a tax valuation allowance when it is more likely than not that some portion or all of its deferred tax assets will not be realized to reduce deferred tax assets to the amount expected to be realized.  NTIC determined based on all available evidence, including historical data and projections of future results, that it is more likely than not that all of its deferred tax assets, except for its foreign tax credit carryforwards and Minnesota state research and development credit carryforwards, will be fully realized and that NTIC’s deferred tax asset related to foreign tax credit carryforwards will not be realized due to insufficient federal taxable income within the carryforward period and the fact that for ordering purposes the foreign tax credit carryforwards are not allowed to be used until after any current year foreign tax credits are utilized.

Other Comprehensive Income - Foreign Currency Translations Adjustment.  The volatility of the foreign currency translations adjustment was due to the strengthening of the U.S. dollar compared to the Euro and other foreign currencies during the three months ended November 30, 2011 compared to the three months ended November 30, 2010.

Liquidity and Capital Resources

Sources of Cash and Working Capital.  As of November 30, 2011, NTIC’s working capital was $11,359,574, including $3,407,371 in cash and cash equivalents, compared to working capital of $9,085,748, including $3,266,362 in cash and cash equivalents, at August 31, 2011.

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

As of November 30, 2011, NTIC had a revolving line of credit with PNC Bank of $3,000,000 with no amounts outstanding as of such date.  The line of credit is evidenced by an amended and restated committed line of credit note in the principal amount of up to $3,000,000.  The line of credit has a $1,200,000 standby letter of credit subfacility, with any standby letters of credit issued thereunder being at the sole discretion of PNC Bank.  Any standby letters of credit issued under the subfacility are subject to customary fees and charges payable by NTIC.  At the option of NTIC, outstanding advances under the line of credit bear interest at either (a) an annual rate based on LIBOR plus 2.15% for the applicable LIBOR interest period selected by NTIC or (b) at the rate publicly announced by PNC Bank from time to time as its prime rate.  Interest is payable in arrears (a) for the portion of advances bearing interest under the prime rate on the last day of each month during the term thereof and (b) for the portion of advances bearing interest under the LIBOR option on the last day of the respective LIBOR interest period selected for such advance.  Any unpaid interest is payable on the maturity date.  As of November 30, 2011, the interest rate on the line of credit was 3.09%.

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

On January 10, 2012, NTIC and PNC Bank entered into a Waiver and First Amendment to Loan Documents pursuant to which NTIC and PNC Bank amended the loan agreement and other documents evidencing NTIC’s $3,000,000 line of credit with PNC Bank effective as of January 11, 2012 to extend the maturity date of the line of credit from January 10, 2012 to January 9, 2013, and waive a technical covenant default by NTIC to deliver a compliance certificate for the period ending November 30, 2011.  All other terms of the line of credit and the loan agreement and other documents evidencing the line of credit remain the same.  NTIC expects to remain in compliance with all loan agreement covenants during the remainder of fiscal 2012.

NTIC believes that a combination of its existing cash and cash equivalents, forecasted cash flows from future operations, anticipated distributions of earnings, anticipated fees to NTIC for services provided to its joint ventures, and funds available through existing or anticipated financing arrangements, will be adequate to fund its existing operations, investments in new or existing joint ventures, capital expenditures, debt repayments and any stock repurchases for at least the next 12 months.  During the remainder of fiscal 2012, NTIC expects to continue to invest in research and development and in marketing efforts and resources into its new businesses, product lines and markets, including in particular the application of its corrosion prevention technology into the oil and gas industry and its bio-plastics products.  In order to take advantage of such new product and market opportunities to expand its business and increase its revenues, NTIC may decide to finance such opportunities by borrowing under its revolving line of credit or raising additional financing through the issuance of debt or equity securities.  There is no assurance that any financing transaction will be available on terms acceptable to NTIC or at all, or that any financing transaction will not be dilutive to NTIC’s current stockholders.

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

Uses of Cash and Cash Flows.  Net cash used in operating activities during the three months ended November 30, 2011 was $1,785,543 which resulted principally from NTIC’s equity in income from joint ventures and increases in receivables, inventories and prepaid expenses, and decreases in payables and accrued liabilities partially offset by NTIC’s net income, depreciation, amortization and income taxes payable.  Net cash provided by operating activities during the three months ended November 30, 2010 was $1,992,801 which resulted principally from NTIC’s equity in income from joint ventures and increases in trade receivables, inventories and prepaid expenses and decreases in accounts payables and accrued liabilities, partially offset by NTIC’s net income and decrease in trade receivables.

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

NTIC experienced a slight increase in receivables and inventory as of November 30, 2011 compared to August 31, 2011 due to the increase in net sales and a desire to stock more products to shorten lead times and anticipate customer demand.  Trade receivables excluding joint ventures as of November 30, 2011 increased $330,866 compared to August 31, 2011, primarily related to the increase in NTIC’s net sales.

Outstanding trade receivables excluding joint ventures balances as of November 30, 2011 increased 11 days to an average of 61 days from balances outstanding from these customers as of August 31, 2011.

Outstanding trade receivables from joint ventures as of November 30, 2011 decreased $144,157 compared to August 31, 2011, primarily due to the timing of payments, which resulted in an increase of outstanding balances from trade receivables from joint ventures as of November 30, 2011 of 42 days from an average of 123 days from balances outstanding from these customers compared to August 31, 2011.  The significant average days outstanding of trade receivables from joint ventures as of November 30, 2011 were primarily due to the current receivable balance at NTIC’s joint venture in India.  NTIC has made separate arrangements for payments on product that NTIC’s joint venture in India has purchased from NTIC until the product is sold.

Outstanding services fees receivable from joint ventures as of November 30, 2011 increased $38,883 compared to August 31, 2011, primarily resulting from an extension of terms mostly associated with NTIC’s joint venture in India which resulted in an increase of 19 days of fees receivable outstanding as of November 30, 2011 to an average of 137 days compared to August 31, 2011. NTIC is in the process of converting up to $600,000 of fees receivable from its joint venture in India to equity.

Net cash provided by investing activities for the three months ended November 30, 2011 was $1,935,717 which was comprised of dividends received from joint ventures partially offset by additions to property and equipment and patents.  Net cash provided by investing activities for the three months ended November 30, 2010 was $1,244,875 which was comprised of dividends received from joint ventures partially offset by investments in joint ventures and additions to property and equipment and patents.

Net cash provided by financing activities for the three months ended November 30, 2011 was $3,385, which resulted from proceeds from the employee stock purchase plan, partially offset by principal payments on the bank loan for NTIC’s corporate headquarters buildings.  Net cash provided by financing activities for the three months ended November 30, 2010 was $269,867, which resulted from proceeds from option exercises and common stock issued as management bonus, partially offset by principal payments on the bank loan for NTIC’s corporate headquarters buildings.

Capital Expenditures and Commitments.  NTIC had no material lease or other material capital commitments as of November 30, 2011, except a lease agreement entered into by NTI Facilities, Inc., a subsidiary of NTIC, for approximately 16,994 square feet of office, manufacturing, laboratory and warehouse space in Beachwood, Ohio, requiring monthly payments of $17,500, which are adjusted annually according to the annual consumer price index, through November 2014.

NTIC spent approximately $51,000 on capital expenditures during the three months ended November 30, 2011 and expects to spend an aggregate of approximately $1,200,000 on capital expenditures during fiscal 2012.  Such anticipated capital expenditures for fiscal 2012 relate primarily to the expansion of its laboratory facilities in Circle Pines, Minnesota and the purchase of new equipment.

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

At the option of NTIC, outstanding advances under NTIC’s $3,000,000 revolving line of credit with PNC Bank bear interest at either (a) an annual rate based on LIBOR plus 2.15% for the applicable LIBOR interest period selected by NTIC or (b) at the rate publicly announced by PNC Bank from time to time as its prime rate, and thus may subject NTIC to some market risk on interest rates.  As of November 30, 2011, NTIC had no borrowings under the line of credit.

Critical Accounting Policies and Estimates

There have been no material changes to NTIC’s critical accounting policies and estimates from the information provided in “Part II. Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies”, included in NTIC’s annual report on Form 10-K for the fiscal year ended August 31, 2011.

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

Forward-looking statements are based on current expectations about future events affecting NTIC and are subject to uncertainties and factors that affect all businesses operating in a global market as well as matters specific to NTIC.  These uncertainties and factors are difficult to predict and many of them are beyond NTIC’s control.  The following are some of the uncertainties and factors known to us that could cause NTIC’s actual results to differ materially from what NTIC has anticipated in its forward-looking statements:

•	The effect of current worldwide economic conditions, the European sovereign debt crisis and turmoil and disruption in the global credit and financial markets on NTIC’s business;

•	The health of the U.S. automotive industry on NTIC’s business;

•	NTIC’s dependence on the success of its joint ventures and fees and dividend distributions that NTIC receives from them;

•	NTIC’s relationships with its joint ventures and its ability to maintain those relationships, especially in light of anticipated succession planning issues;

•	The variability in NTIC’s equity income of joint ventures, which in turn, subjects NTIC’s earnings to quarterly fluctuations;

•	Risks associated with NTIC’s international operations and exposure to fluctuations in foreign currency exchange rates and import duties and taxes;

•	Fluctuations in the cost and availability of raw materials, including resins and other commodities;

•
The success of and risks associated with NTIC’s emerging new businesses and products and services, including in particular NTIC’s ability and the ability of NTIC’s joint ventures to sell ZERUST® products and services into oil and gas industry and Natur-Tec® products and the often lengthy and extensive sales process involved in selling such products and services;

•	NTIC’s ability to introduce new products and services that respond to changing market conditions and customer demand;

•	Market acceptance of NTIC’s existing and new products, especially in light of existing and new competitive products;

•	Maturation of certain existing markets for NTIC’s ZERUST® products and services and NTIC’s ability to grow market share and succeed in penetrating other existing and new markets;

•	Increased competition, especially with respect to NTIC’s ZERUST® products and services, and the effect of such competition on NTIC’s and its joint ventures’ pricing, net sales and margins;

•	NTIC’s reliance upon and its relationships with its distributors, independent sales representatives and joint ventures;

•	NTIC’s reliance upon suppliers, including in particular its single supply source for its base bioplastics resins;

•	The costs and effects of complying with laws and regulations and changes in tax, fiscal, government and other regulatory policies, including rules relating to environmental, health and safety matters;

•	The transition the manufacturing of certain select ZERUST® rust and corrosion inhibiting products in house at NTIC’s corporate headquarters location in Circle Pines, Minnesota;

•	Unforeseen product quality or other problems in the development, production and usage of new and existing products;

•	Loss of or changes in executive management or key employees;

•	Ability of management to manage around unplanned events;

•	NTIC’s reliance on its intellectual property rights and the absence of infringement of the intellectual property rights of others;

•	Fluctuations in NTIC’s effective tax rate; and

•	NTIC’s reliance upon its management information systems.

For more information regarding these and other uncertainties and factors that could cause NTIC’s actual results to differ materially from what NTIC has anticipated in its forward-looking statements or otherwise could materially adversely affect its business, financial condition or operating results, see NTIC’s annual report on Form 10-K for the fiscal year ended August 31, 2011 under the heading “Part I. Item 1A. Risk Factors.”

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

Changes in Internal Control over Financial Reporting

There was no change in NTIC’s internal control over financial reporting that occurred during the quarter ended November 30, 2011 that has materially affected, or is reasonably likely to materially affect NTIC’s internal control over financial reporting.

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Not applicable.

ITEM 1A.	RISK FACTORS

This Item 1A is inapplicable to NTIC as a smaller reporting company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Equity Securities

During the three months ended November 30, 2011, NTIC did not issue any shares of its common stock or other equity securities of NTIC that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

During the three months ended November 30, 2011, NTIC did not purchase any shares of its common stock or other equity securities of NTIC.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	[REMOVED AND RESERVED]

ITEM 5.	OTHER INFORMATION

On January 10, 2012, NTIC and PNC Bank, National Association entered into a Waiver and First Amendment to Loan Documents (the Amendment) pursuant to which NTIC and PNC Bank amended the loan agreement and other documents evidencing NTIC’s $3,000,000 line of credit with PNC Bank effective as of January 11, 2012 to extend the maturity date of the line of credit from January 10, 2012 to January 9, 2013, and waive a technical covenant default by NTIC to deliver a compliance certificate for the period ending November 30, 2011.  All other terms of the line of credit and the loan agreement and other documents evidencing the line of credit remain the same.

PNC Bank and its affiliates have in the past performed, and may in the future from time to time perform, investment banking, financial advisory, lending and/or commercial banking services for NTIC and its subsidiaries in arm’s length transactions, on terms customarily available to unrelated third-parties and for which services it has in the past received, and may in the future receive, customary compensation and reimbursement of expenses.

The foregoing description of the Amendment is a summary of the material terms of such Amendment, does not purport to be complete and is qualified in its entirety by reference to the complete text of the Amendment, a copy of which is filed as Exhibit 10.6 to this report and is incorporated herein by this reference.

ITEM 6.	EXHIBITS

The following exhibits are being filed or furnished with this quarterly report on Form 10-Q:

Exhibit No.	Description
10.1
Material Terms of Northern Technologies International Corporation Annual Bonus Plan for Fiscal Year Ending August 31, 2012 (incorporated by reference to Item 5.02 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 27, 2011 (File No. 001-11038))

10.2
Executive Employment Agreement dated as of November 18, 2011 between Northern Technologies International Corporation and G. Patrick Lynch (incorporated by reference to Exhibit 10.13 to NTIC’s Annual Report on Form 10-K for the fiscal year ended August 31, 2011 (File No. 001-11038))

10.3
Confidential Information, Inventions Assignment, Noncompetition and Non-Solicitation Agreement dated as of November 18, 2011 between Northern Technologies International Corporation and G. Patrick Lynch (incorporated by reference to Exhibit 10.14 to NTIC’s Annual Report on Form 10-K for the fiscal year ended August 31, 2011 (File No. 001-11038))

10.4
Executive Employment Agreement dated as of November 18, 2011 between Northern Technologies International Corporation and Matthew C. Wolsfeld (incorporated by reference to Exhibit 10.15 to NTIC’s Annual Report on Form 10-K for the fiscal year ended August 31, 2011 (File No. 001-11038))

10.5
Confidential Information, Inventions Assignment, Noncompetition and Non-Solicitation Agreement dated as of November 18, 2011 between Northern Technologies International Corporation and Matthew C. Wolsfeld (incorporated by reference to Exhibit 10.16 to NTIC’s Annual Report on Form 10-K for the fiscal year ended August 31, 2011 (File No. 001-11038))

10.6	Waiver and First Amendment to Loan Documents dated as of January 10, 2012 between Northern Technologies International Corporation and PNC Bank, National Association (filed herewith)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101
The following materials from Northern Technologies International Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Financial Statements (furnished herewith)*

_____________________
*
Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under Section 11 or 12 of the Securities Act of 1933, as amended, or otherwise subject to the liability of those sections, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

Date: January 12, 2012	Matthew C. Wolsfeld, CPA
Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized to Sign on Behalf of the Registrant)

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
QUARTERLY REPORT ON FORM 10-Q

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
10.1	Material Terms of Northern Technologies International Corporation Annual Bonus Plan for Fiscal Year Ending August 31, 2012	Incorporated by reference to Item 5.02 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 27, 2011 (File No. 001-11038)
10.2	Executive Employment Agreement dated as of November 18, 2011 between Northern Technologies International Corporation and G. Patrick Lynch	Incorporated by reference to Exhibit 10.13 to NTIC’s Annual Report on Form 10-K for the fiscal year ended August 31, 2011 (File No. 001-11038)
10.3
Confidential Information, Inventions Assignment, Noncompetition and Non-Solicitation Agreement dated as of November 18, 2011 between Northern Technologies International Corporation and G. Patrick Lynch
Incorporated by reference to Exhibit 10.14 to NTIC’s Annual Report on Form 10-K for the fiscal year ended August 31, 2011 (File No. 001-11038)
10.4	Executive Employment Agreement dated as of November 18, 2011 between Northern Technologies International Corporation and Matthew C. Wolsfeld	Incorporated by reference to Exhibit 10.15 to NTIC’s Annual Report on Form 10-K for the fiscal year ended August 31, 2011 (File No. 001-11038)
10.5
Confidential Information, Inventions Assignment, Noncompetition and Non-Solicitation Agreement dated as of November 18, 2011 between Northern Technologies International Corporation and Matthew C. Wolsfeld
Incorporated by reference to Exhibit 10.16 to NTIC’s Annual Report on Form 10-K for the fiscal year ended August 31, 2011 (File No. 001-11038)
10.6	Waiver and First Amendment to Loan Documents dated as of January 10, 2012 between Northern Technologies International Corporation and PNC Bank, National Association	Filed herewith
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

Exhibit No.	Description	Method of Filing
101
The following materials from Northern Technologies International Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Financial Statements*
Furnished herewith

*
Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under Section 11 or 12 of the Securities Act of 1933, as amended, or otherwise subject to the liability of those sections, except as shall be expressly set forth by specific reference in such filings.