Form 10-Q
period 2012-02-29
NORTHERN TECHNOLOGIES INTERNATIONAL CORP
filed 2012-04-12
CIK 875582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
______________________________

FORM 10-Q
(Mark one)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012

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

As of April 10, 2012, 4,401,656 shares of common stock of the registrant were outstanding.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
FORM 10-Q
February 29, 2012

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

All trademarks, trade names or service marks referred to in this report are the property of their respective owners.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS AS OF FEBRUARY 29, 2012 (UNAUDITED)
AND AUGUST 31, 2011 (AUDITED)
	February 29, 2012	August 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,335,798	$3,266,362
Receivables:
Trade excluding joint ventures, less allowance for doubtful accounts of $20,000 at February 29, 2012 and August 31, 2011	2,746,853	2,515,316
Trade joint ventures	1,465,840	1,149,666
Fees for services provided to joint ventures	1,965,116	2,129,911
Inventories	3,936,941	3,842,854
Prepaid expenses	786,126	364,805
Deferred income taxes	221,600	221,600
Total current assets	14,458,274	13,490,514

PROPERTY AND EQUIPMENT, NET	3,544,149	3,636,335

OTHER ASSETS:
Investments in joint ventures	18,900,336	20,559,509
Deferred income taxes	1,410,700	1,410,700
Patents and trademarks, net	910,721	903,038
Other	43,846	39,646
Total other assets	21,265,603	22,912,893
Total assets	$39,268,026	$40,039,742

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of note payable	76,119	76,119
Accounts payable	1,104,046	2,032,614
Income tax payable	130,755	195,762
Accrued liabilities:
Payroll and related benefits	846,956	1,629,355
Deferred joint venture royalties	288,000	288,000
Other	141,363	182,916
Total current liabilities	2,587,239	4,404,766

NOTE PAYABLE, NET OF CURRENT PORTION (Note 6)	971,474	1,009,533

COMMITMENTS AND CONTINGENCIES (Note 13)

EQUITY:
Preferred stock, no par value; authorized 10,000 shares; none issued and Outstanding	—	—
Common stock, $0.02 par value per share; authorized 10,000,000 shares; issued and outstanding 4,399,290 and 4,353,058, respectively	87,986	87,061
Additional paid-in capital	10,935,216	10,137,809
Retained earnings	23,376,789	21,811,838
Accumulated other comprehensive income	1,250,368	2,496,940
Stockholders’ equity	35,650,359	34,533,648
Non-controlling interest	58,954	91,795
Total equity	35,709,313	34,625,443
Total liabilities and stockholders’ equity	$39,268,026	$40,039,742

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 29, 2012 AND FEBRUARY 28, 2011

	Three Months Ended		Six Months Ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
NET SALES:
Net sales, excluding joint ventures	$4,125,618	$4,093,107	$8,403,261	$7,539,410
Net sales, to joint ventures	848,710	685,011	1,403,181	1,337,149
Total net sales	4,974,328	4,778,118	9,806,442	8,876,559

Cost of goods sold	3,480,082	3,006,232	6,689,558	5,696,937
Gross profit	1,494,246	1,771,886	3,116,884	3,179,622

JOINT VENTURE OPERATIONS:
Equity in income of joint ventures	1,224,675	1,129,659	2,582,355	2,824,790
Fees for services provided to joint ventures	1,298,126	1,402,149	2,743,378	2,853,929
Total joint venture operations	2,522,801	2,531,808	5,325,733	5,678,719

OPERATING EXPENSES:
Selling expenses	1,014,082	921,554	2,122,568	1,920,607
General and administrative expenses	1,100,812	1,069,636	2,370,825	2,173,803
Expenses incurred in support of joint ventures	235,557	249,275	435,821	477,996
Research and development expenses	974,777	907,170	1,789,082	2,100,626
Total operating expenses	3,325,228	3,147,635	6,718,296	6,673,032

OPERATING INCOME	691,819	1,156,059	1,724,321	2,185,309

INTEREST INCOME	12,631	676	20,691	4,609
INTEREST EXPENSE	(7,284)	(22,241)	(13,250)	(45,475)
OTHER INCOME	6,825	6,725	13,650	13,650

INCOME BEFORE INCOME TAX EXPENSE	703,991	1,141,219	1,745,412	2,158,093

INCOME TAX EXPENSE	100,000	140,000	206,000	262,000

NET INCOME	603,991	1,001,219	1,539,412	1,896,093

NET INCOME ATTRIBUTABLE TO NON CONTROLLING INTEREST	(2,202)	52,180	(25,538)	47,273

NET INCOME ATTRIBUTABLE TO NTIC	$606,193	$949,039	$1,564,950	$1,848,820

NET INCOME PER COMMON SHARE:
Basic	$0.14	$0.22	$0.36	$0.43
Diluted	$0.14	$0.22	$0.35	$0.42

WEIGHTED AVERAGE COMMON SHARES ASSUMED OUTSTANDING:
Basic	4,398,356	4,340,934	4,366,932	4,281,399
Diluted	4,466,435	4,419,921	4,440,001	4,351,177

See notes to consolidated financial statements

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED FEBRUARY 29, 2012 AND FEBRUARY 28, 2011

	Six Months Ended
	February 29, 2012	February 28, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,539,412	$1,896,093
Adjustments to reconcile net income to net cash used in operating activities:
Expensing of fair value of stock options vested	145,046	109,880
Depreciation expense	163,171	168,810
Amortization expense	77,493	78,724
Equity in income from joint ventures	(2,582,355)	(2,824,790)
Gain on sale of property and equipment	—	(52,425)
Changes in current assets and liabilities:
Receivables:
Trade, excluding joint ventures	(290,512)	(901,627)
Trade, joint ventures	(316,174)	(95,677)
Fees for services receivables, joint ventures	164,795	(380,292)
Income taxes	(822)	—
Inventories	(111,041)	(508,321)
Prepaid expenses and other	(425,711)	(275,004)
Accounts payable	(902,749)	(120,142)
Income tax payable	(51,921)	149,863
Accrued liabilities	(198,639)	338,515
Net cash used in operating activities	(2,790,007)	(2,416,393)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint ventures	—	(38,217)
Dividends received from joint ventures	3,036,344	2,195,506
Additions to property and equipment	(80,698)	(122,237)
Proceeds from sale of property and equipment	—	100,000
Additions to patents	(85,176)	(43,024)
Net cash provided by investing activities	2,870,470	2,092,028

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable	(38,059)	(21,210)
Proceeds from employee stock purchase plan	22,414	17,745
Proceeds from exercise of stock options	15,040	406,474
Net cash (used in) provided by financing activities	(605)	403,009

EFFECT OF EXCHANGE RATE CHANGES ON CASH:	(10,422)	9,409

NET INCREASE IN CASH AND CASH EQUIVALENTS	69,436	88,053
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,266,362	1,776,162

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,335,798	$1,864,215

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.           INTERIM FINANCIAL INFORMATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all necessary adjustments, which are of a normal recurring nature, and present fairly the consolidated financial position of Northern Technologies International Corporation and its subsidiaries (the Company) as of February 29, 2012 and August 31, 2011 and the results of their operations for the three and six months ended February 29, 2012 and February 28, 2011 and their cash flows for the six months ended February 29, 2012 and February 28, 2011, in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).

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

Operating results for the three and six months ended February 29, 2012 are not necessarily indicative of the results that may be expected for the full fiscal year ending August 31, 2012.

The Company evaluates events occurring after the date of the consolidated financial statements requiring recording or disclosure in the financial statements.

2.           INVENTORIES

Inventories consisted of the following:

	February 29, 2012	August 31, 2011
Production materials	$1,314,770	$1,320,082
Finished goods	2,622,171	2,522,772
	$3,936,941	$3,842,854

3.           PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	February 29, 2012	August 31, 2011
Land	$310,365	$310,365
Buildings and improvements	3,114,367	3,110,867
Machinery and equipment	2,283,131	2,213,269
	5,707,863	5,634,501
Less accumulated depreciation	(2,163,714)	(1,998,166)
	$3,544,149	$3,636,335

4.           PATENTS AND TRADEMARKS, NET

Patents and trademarks, net consisted of the following:

	February 29, 2012	August 31, 2011
Patents and trademarks	$1,843,900	$1,758,722
Less accumulated amortization	(933,179)	(855,684)
	$910,721	$903,038

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

Financial information from the audited and unaudited financial statements of the Company’s joint venture in Germany, Excor Korrosionsschutz – Technologien und Produkte GmbH (EXCOR), the Company’s joint venture holding company in the Association of Southeast Asian Nations, or ASEAN, region, NTI ASEAN, LLC (NTI ASEAN), and all of the Company’s other joint ventures, are summarized as follows:

	February 29, 2012
	TOTAL	EXCOR	NTI ASEAN	All Other
Current assets	$61,449,882	$20,754,978	$15,429,546	$25,265,358
Total assets	68,109,529	23,378,049	15,577,183	29,154,297
Current liabilities	22,008,135	3,797,080	6,499,839	11,711,216
Noncurrent liabilities	5,190,921	—	990,752	4,200,169
Joint ventures’ equity	40,910,473	19,580,969	8,086,592	13,242,912
Northern Technologies International Corporation’s share of joint ventures’ equity	18,900,336	9,790,486	2,990,939	6,118,911

	August 31, 2011
	TOTAL	EXCOR	NTI ASEAN	All Other
Current assets	$66,956,061	$24,411,880	$14,565,219	$27,978,962
Total assets	73,155,916	27,093,874	14,759,582	31,302,460
Current liabilities	24,712,555	5,145,239	6,123,684	13,443,632
Noncurrent liabilities	4,605,837	—	1,020,034	3,585,803
Joint ventures’ equity	43,837,523	21,948,635	7,615,864	14,273,025
Northern Technologies International Corporation’s share of joint ventures’ equity	20,559,509	10,931,819	2,803,194	6,824,496

	Six Months Ended February 29, 2012
	TOTAL	EXCOR	NTI ASEAN	All Other
Net sales	$54,792,662	$16,958,519	$10,482,144	$27,351,999
Gross profit	25,945,925	8,860,381	4,705,397	12,380,147
Net income	4,798,435	3,158,682	1,276,056	363,697
Northern Technologies International Corporation’s share of equity in income of joint ventures	$2,582,355	$1,576,496	$692,115	$313,744

	Six Months Ended February 28, 2011
	TOTAL	EXCOR	NTI ASEAN	All Other
Net sales	$53,405,322	$16,737,132	$8,690,315	$27,977,875
Gross profit	24,910,772	8,506,310	4,055,738	12,348,724
Net income	5,277,712	3,116,690	1,053,512	1,107,510
Northern Technologies International Corporation’s share of equity in income of joint ventures	$2,824,790	$1,547,773	$558,260	$718,757

The Company records expenses that are directly attributable to the joint ventures on the statements of operations on the line “Expenses incurred in support of joint ventures”.  The expenses include items such as employee compensation and benefit expenses, travel expense and consulting expense.

The Company did not make any joint venture investments during the six months ended February 29, 2012 and February 28, 2011.

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

The Company has a revolving line of credit with PNC Bank of $3,000,000.  No amounts were outstanding under the line of credit as of February 29, 2012 and August 31, 2011.  At the option of the Company, outstanding advances under the line of credit bear interest at either (a) an annual rate based on LIBOR plus 2.15% for the applicable LIBOR interest period selected by the Company or (b) at the rate publicly announced by PNC Bank from time to time as its prime rate. Interest is payable in arrears (a) for the portion of advances bearing interest under the prime rate on the last day of each month during the term thereof and (b) for the portion of advances bearing interest under the LIBOR option on the last day of the respective LIBOR interest period selected for such advance.  Any unpaid interest is payable on the maturity date.  As of February 29, 2012, the interest rate was 3.24% and the weighted average rate was 3.13% for the six months ended February 29, 2012.  As of February 28, 2011, the interest rate was 2.35% and the weighted average rate was 2.39% for the six months ended February 28, 2011.  The revolving line of credit is secured by cash, receivables and inventory.

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

7.           STOCKHOLDERS’ EQUITY

During the six months ended February 29, 2012, the Company did not purchase or retire any shares of its common stock.  The following stock options to purchase shares of common stock were exercised during the six months ended February 29, 2012:

Options Exercised	Exercise Price
1,966	$ 7.65

The Company granted stock options under the Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan (the 2007 Plan) to purchase an aggregate of 26,000 shares of its common stock to directors during the six months ended February 29, 2012.  The per share exercise price of the stock options is $16.45, which is equal to the fair market value of the Company’s common stock on the date of grant.

During the six months ended February 29, 2012, the Company granted stock bonuses under the 2007 Plan for an aggregate of 42,707 shares of its common stock to various employees at a grant price of $14.42 per share.  The aggregate fair value of the shares of the Company’s common stock as of the date of grant of the stock bonuses was $615,830, based on the closing sale price of a share of the Company’s common stock on the date of grant. The fair value of common stock granted during the six months ended February 29, 2012 was based on fiscal 2011 performance and was included in accrued liabilities at August 31, 2011.

During the six months ended February 28, 2011, the Company did not purchase or retire any shares of its common stock.  The following stock options to purchase shares of common stock were exercised during the six months ended February 28, 2011:

Options Exercised	Exercise Price
40,000	$ 5.38
2,000	7.65
666	7.75
2,000	8.01
4,000	8.57
1,334	9.75
4,000	9.76
5,333	12.84

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

8.           TOTAL COMPREHENSIVE INCOME

The Company’s total comprehensive (loss) income was as follows:

	Three Months Ended		Six Months Ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
Net income	$603,991	$1,001,219	$1,539,412	$1,896,093
Other comprehensive income (loss) – foreign currency translation adjustment	(68,307)	753,338	(1,246,572)	1,158,202
Total comprehensive income (loss)	$535,684	$1,754,557	$292,840	$3,054,295

9.           NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding.  Diluted net income per share assumes the exercise of stock options using the treasury stock method, if dilutive.

Options to purchase shares of common stock of 26,000 were excluded from the computation of common share equivalents for the three and six months ended February 29, 2012, as the exercise prices of such options were greater than market price of a share of common stock.  No options to purchase shares of common stock were excluded from the computation of common share equivalents for both the three and six months ended February 28, 2011.

The following is a reconciliation of the earnings per share computation for the three and six months ended February 29, 2012 and February 28, 2011:

	Three Months Ended		Six Months Ended
Numerators:	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
Net income attributable to NTIC	$606,193	$949,039	$1,564,950	$1,848,820

Denominator:
Basic – weighted shares outstanding	4,398,356	4,340,934	4,366,932	4,281,399
Weighted shares assumed upon exercise of stock options	68,079	78,987	73,069	69,778
Diluted – weighted shares outstanding	4,466,435	4,419,921	4,440,001	4,351,177
Basic earnings per share:	$0.14	$0.22	$0.36	$0.43
Diluted earnings per share:	$0.14	$0.22	$0.35	$0.42

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

The 2007 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, stock unit awards, performance awards and stock bonuses to eligible recipients to enable the Company and its subsidiaries to attract and retain qualified individuals through opportunities for equity participation in the Company, and to reward those individuals who contribute to the achievement of the Company’s economic objectives.  Subject to adjustment as provided in the 2007 Plan, up to a maximum of 800,000 shares of the Company’s common stock are issuable under the 2007 Plan.  Options granted under the 2007 Plan generally have a term of five years and become exercisable over a three- or four-year period beginning on the one-year anniversary of the date of grant.  Options are granted at per share exercise prices equal to the market value of the Company’s common stock on the date of grant.  To date, only stock options and stock bonuses have been granted under the 2007 Plan.

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

The Company granted options to purchase 26,000 and 30,000 shares of its common stock during the six months ended February 29, 2012 and February 28, 2011, respectively.  The fair value of option grants is determined at date of grant, using the Black-Scholes option pricing model with the assumptions listed below.  Based on these valuations, the Company recognized compensation expense of $145,046 and $109,880 during the six months ended February 29, 2012 and February 28, 2011, respectively, related to the options that vested during such time period.  The stock-based expense recorded reduced after-tax net income per share by $0.03 for each of the six months ended February 29, 2012 and February 28, 2011.  As of February 29, 2012, the total compensation cost for non-vested options not yet recognized in the Company’s consolidated statements of operations was $171,427 net of estimated forfeitures.  Additional stock-based compensation expense of $143,351 is expected through the remainder of fiscal year 2012, and expense of $31,196 and $0 is expected to be recognized during fiscal 2013 and fiscal 2014, respectively.  Future option grants will impact the compensation expense recognized.

The Company currently estimates a ten percent forfeiture rate for stock options and continually reviews this estimate for future periods.

The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions and results for the grants:

	February 29, 2012	February 28, 2011
Dividend yield	0.00%	0.00%
Expected volatility	48.8%	49.2%
Expected life of option	5 years	5 years
Average risk-free interest rate	1.31%	1.31%

The weighted average fair value of options granted during the six months ended February 29, 2012 and February 28, 2011 was $7.14 and $3.60, respectively.  The weighted average remaining contractual life of the options outstanding as of February 29, 2012 and February 28, 2011 was 2.07 years and 3.20 years, respectively.

11.        GEOGRAPHIC AND SEGMENT INFORMATION

Net sales by geographic location as a percentage of total consolidated net sales for the three and six months ended February 29, 2012 and February 28, 2011 were as follows:

	Three Months Ended		Six Months Ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
Inside the U.S.A. to unaffiliated customers	58.9%	56.2%	63.3%	61.3%
Outside the U.S.A to:
Joint ventures in which the Company is a shareholder directly and indirectly	11.9%	15.4%	13.7%	15.9%
Unaffiliated customers	29.2%	28.4%	23.0%	22.8%
	100.0%	100.0%	100.0%	100.0%

Net sales by geographic location are based on the location of the customer.

Fees for services provided to joint ventures by geographic location as a percentage of total fees for services provided to joint ventures during the three and six months ended February 29, 2012 and February 28, 2011 were as follows:

	Three Months Ended
	February 29, 2012	% of Total Fees for Services Provided to Joint Ventures	February 28, 2011	% of Total Fees for Services Provided to Joint Ventures
Germany	$251,387	19.4%	$264,476	18.9%
Japan	214,984	16.6%	233,170	16.6%
India	163,689	12.6%	161,158	11.5%
Sweden	148,277	11.4%	150,000	10.7%
France	127,004	9.8%	159,107	11.3%
Finland	118,911	9.2%	122,565	8.7%
United Kingdom	80,639	6.2%	76,702	5.5%
Other	193,235	14.8%	234,971	16.8%
	$1,298,126	100.0%	$1,402,149	100.0%

	Six Months Ended
	February 29, 2012	% of Total Fees for Services Provided to Joint Ventures	February 28, 2011	% of Total Fees for Services Provided to Joint Ventures
Japan	$503,522	18.4%	$509,170	17.8%
Germany	500,833	18.3%	521,753	18.3%
Sweden	304,934	11.1%	294,111	10.3%
India	299,844	10.9%	361,869	12.7%
France	268,643	9.8%	323,590	11.3%
Finland	251,407	9.2%	266,776	9.3%
United Kingdom	160,138	5.8%	159,344	5.6%
Other	454,057	16.5%	417,316	14.7%
	$2,743,378	100.0%	$2,853,929	100.0%

The following table sets forth the Company’s net sales for the three and six months ended February 29, 2012 and February 28, 2011 by segment:

	Three Months Ended		Six Months Ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
ZERUST® sales	$4,570,779	$4,576,313	$9,023,425	$8,451,741
Natur-Tec™ sales	403,549	201,805	783,017	424,818
	$4,974,328	$4,778,118	$9,806,442	$8,876,559

The following table sets forth the Company’s cost of goods sold for the three and six months ended February 29, 2012 and February 28, 2011 by segment:

	Three Months Ended				Six Months Ended
	February 29, 2012	% of Product Sales*	February 28, 2011	% of Product Sales*	February 29, 2012	% of Product Sales*	February 28, 2011	% of Product Sales*
Direct cost of goods sold
ZERUST®	$2,569,588	56.2%	$2,382,989	52.1%	$5,027,387	55.7%	$4,529,828	53.6%
Natur-Tec™	361,704	89.6%	176,805	87.6%	658,265	84.1%	357,435	84.1%
Indirect cost of goods sold	548,790	—	446,438	—	1,003,906	—	809,674	—
	$3,480,082		$3,006,232		$6,689,558		$5,696,937

* The percent of segment sales is calculated by dividing the direct cost of goods sold for each individual segment category by the net sales for each segment category.

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

The geographical distribution of long-lived assets is set forth as follows:

	February 29, 2012	August 31, 2011
United States	$3,406,106	$3,499,518
Brazil	138,043	136,817
Consolidated	$3,544,149	$3,636,335

Long-lived assets consist primarily of property and equipment. These assets are periodically reviewed to assure the net realizable value from the estimated future production based on forecasted sales exceeds the carrying value of the assets.

12.        RESEARCH AND DEVELOPMENT

The Company expenses all costs related to product research and development as incurred.   The Company incurred $1,789,082 and $2,100,626 of expense during the six months ended February 29, 2012 and February 28, 2011, respectively, in connection with its research and development activities.  These costs related to product research and development are net of reimbursements related to certain research and development contracts of $228,576 and $212,992 for the six months ended February 29, 2012 and February 28, 2011, respectively.  The net fees are accounted for in the “Research and Development Expenses” section of the consolidated statements of operations.

The Company has certain research and development contracts.  The Company accrues proceeds received under such contracts and offsets research and development expenses incurred in equal installments over the timelines associated with completion of the contracts’ specific objectives and milestones. At February 29, 2012 and August 31, 2011, the Company did not have any deferred amounts in other accrued liabilities as the Company had not yet performed under the obligations of the contract at that time.

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

There was $542,720 for management bonuses accrued for six months ended February 29, 2012 compared to a management bonus accrual of $765,000 for the six months ended February 28, 2011.

A subsidiary of the Company, NTI Facilities, Inc., leases property located at 23205 Mercantile Road, Beachwood, Ohio.  Remaining rentals payable under such leases are as follows: fiscal 2012 - $119,250; fiscal 2013 - $238,500; fiscal 2014 - $59,500 and thereafter - $0.

One customer accounted for 28.9% of the Company’s trade receivables, excluding joint ventures at February 28, 2011.  Three joint ventures accounted for 60.0% and 69.0% of the Company’s trade joint venture receivables at February 29, 2012 and February 28, 2011, respectively.

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

Petroleo Brasileiro S.A. (Petrobras), an oil company located in Brazil, has conducted extensive multi-year product field trials of NTIC’s ZERUST® rust and corrosion inhibiting products against competitive alternatives.  During fiscal 2010, Zerust Brazil received a Phase 1 contract for an initial implementation of $1.4 million (BRL$ 2.5 million) in ZERUST® products which was delivered in fiscal 2010 and fiscal 2011.  During fiscal 2011, Zerust Brazil signed a Phase 2 contract with Petrobras to supply $2.4 million (BRL$ 4.21 million) in ZERUST®products.  During fiscal 2012, Petrobras expanded this Phase 2 contract to supply an additional $657,000 (BRL$ 1.15 million) in ZERUST® products, bringing the total Phase 2 contract value to $3.1 million (BRL$ 5.36 million) in ZERUST® products.  Zerust Brazil delivered the entire balance of $2.5 million (BRL$ 4.38 million) of remaining product for the Phase 2 contracts to Petrobras in March 2012; and this revenue will be reflected in the third quarter of fiscal 2012.

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

Natur-Tec® bio-based and biodegradable plastics are manufactured using NTIC’s patented and/or proprietary technologies and are intended to replace conventional petroleum-based plastics.  The Natur-Tec® bioplastics portfolio includes biopolymer resin compounds which are available in several grades tailored for a variety of applications, such as blown-film extrusion, extrusion coating, injection molding and rigid, engineered plastics, and finished products, including shopping and grocery bags, lawn and leaf bags, can liners, pet waste collection bags, cutlery, packaging foam and coated paper products, which are engineered to be fully biodegradable in a composting environment.  In North America, NTIC markets its Natur-Tec® resin compounds and finished products primarily through a network of national and regional distributors and independent agents.  NTIC continues to see significant opportunities for finished bioplastic products and, therefore, continues to strengthen and expand its North American distribution network for finished Natur-Tec bioplastic products. Internationally, NTIC sells its Natur-Tec® resin compounds and finished products both directly and through some of its joint venture arrangements, including in particular its joint venture in India, Harita NTI Limited (HNTI).

In fiscal 2011, NTIC and HNTI signed a memorandum of understanding with the Indian conglomerate ITC Limited to jointly develop and commercialize biopolymer extrusion coated paper products targeted at the consumer goods packaging market in India. The two companies will jointly develop solutions in the Indian market towards providing biodegradable/compostable products such as food service ware, food packaging, personal care product packaging and other fast-moving consumer goods packaging. In 2011, the Indian government enacted legislation banning the use of certain non-biodegradable plastics for laminate packaging for tobacco and food segments. As a result, HNTI has experienced significant demand for Natur-Tec® compostable resins in this potentially large market for laminate packaging. In addition, during fiscal 2011, NTIC entered into an agreement with Italy-based Naturfuels s.r.l. to distribute its Natur-Tec® bioplastic materials and products in the Italian market.  Under the terms of the distribution agreement, NTIC will supply Naturfuels with NTIC’s patented high-strength Natur-Tec® compostable film grade resin compounds to be used for the production of bio-plastic shopping and garbage bags on conventional plastic film production equipment. In 2011, the Italian government passed legislation banning the use of non-biodegradable plastic shopping bags. However, enforcement of this law has recently been delayed until late 2012 to allow Italian bag manufacturers to exhaust their current supply of conventional polyolefinic resins before completely changing to certified compostable resins. As a result, resin sales to Naturfuels are not expected to have a material effect on NTIC’s operating results until late in fiscal 2012 or 2013.

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

NTIC does not consolidate the results of its joint ventures in its consolidated financial statements.  NTIC’s investments in its joint ventures are accounted for using the equity method.  Although Zerust Brazil originated as a joint venture of NTIC, it is no longer considered a joint venture, but rather it is a majority owned subsidiary of NTIC and thus, unlike NTIC’s joint ventures, its results are consolidated in NTIC’s consolidated financial statements.  NTIC holds 85% of the equity and 85% of the voting rights of Zerust Brazil.  Although NTIC owns a 62.5% ownership interest in Polymer Energy LLC, NTIC has not consolidated the Polymer Energy LLC joint venture in NTIC’s consolidated financial statements for the three and six months ended February 29, 2012 or any prior period since Polymer Energy LLC has had limited activity since its inception in 2003 and NTIC believes that the impact of not consolidating this entity on NTIC’s consolidated financial statement has been immaterial.  No license fees were received by Polymer Energy LLC and no other financial activity took place during the three and six months ended February 29, 2012, and accordingly, during such period, NTIC received and recorded no fees for services provided to joint ventures in its consolidated financial statements attributable to its ownership interest in Polymer Energy LLC.

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

NTIC’s consolidated net sales increased 4.1% and 10.5% during the three and six months ended February 29, 2012 compared to the three and six months ended February 28, 2011.  These increases were primarily a result of increased demand and sales of Natur-Tec® products, as well as for the six month period comparison increased demand and sales of ZERUST® rust and corrosion inhibiting packaging products and services.  During the three and six months ended February 29, 2012, 91.9% and 92.0% of NTIC’s consolidated net sales, respectively, were derived from sales of ZERUST® products and services, which decreased 0.1% and increased 6.8% to $4,570,779 and $9,023,425 during the three and six months ended February 29, 2012, respectively, compared to $4,576,313 and $8,451,741 during the three and six months ended February 28, 2011, respectively, due to changes in demand from existing customers and the addition of new customers.  NTIC has focused its sales efforts of ZERUST® products and services by strategically targeting customers with specific corrosion issues in new market areas, including the oil and gas industry and other industrial sectors that offer sizable growth opportunities.  NTIC’s consolidated net sales for the three and six months ended February 29, 2012 included $611,612 and $1,216,532, respectively, of sales made by Zerust Brazil, and of those sales, $105,000 and $150,861, respectively, in sales were made to the oil and gas industry sector in Brazil.    Overall demand for ZERUST® products and services depends heavily on the overall health of the markets in which NTIC sells its products, including in particular the automotive market.

During the three and six months ended February 29, 2012, 8.1% and 8.0%, of NTIC’s consolidated net sales were derived from sales of Natur-Tec® products compared to 4.2% and 4.8% during the three and six months ended February 28, 2011, respectively.  Net sales of Natur-Tec® products increased 100.0% and 84.3% during the three and six months ended February 29, 2012 compared to the three and six months ended February 28, 2011.  These increases were due to increased sales to Natur-Tec® distributors on the West Coast of the United States.  NTIC has continued to strengthen and expand its West Coast distribution network in California, as well as expand its industrial distribution reach to geographical “green” hotspots such as Oregon, Washington, Minnesota and New England.  Additionally, NTIC has continued to target key national and regional retailers utilizing independent sales agents.  Demand for the Natur-Tec® products depends primarily on market acceptance and the extent of NTIC’s distribution network.

Cost of goods sold as a percentage of net sales increased to 70.0% and 68.2% during the three and six months ended February 29, 2012 compared to 62.9% and 64.2% during the three and six months ended February 28, 2011 primarily as a result of a slight increase in shipping costs, production overhead and raw material prices and a higher percentage of sales of Natur-Tec® products, which generally carry smaller margins than ZERUST® products and services.

NTIC’s equity in income of joint ventures increased 8.4% and decreased 8.6% to $1,224,675 and $2,582,355, respectively, during the three and six months ended February 29, 2012 compared to $1,129,659 and $2,824,790 during the three and six months ended February 28, 2011, which was primarily a result of changes in the profitability of NTIC’s largest joint venture, EXCOR in Germany during the most recent period.  NTIC recognized a 7.4% and 3.9% decrease in fees for services provided to joint ventures during the three and six months ended February 29, 2012 compared to the three and six months ended February 28, 2011, respectively.  These decreases were primarily a result of the weakening of the EURO and other currencies compared to the U.S. dollar, and correlated with a 1.2% decrease and 2.6% increase in total net sales of NTIC’s joint ventures to $25,997,430 and $54,792,662 during the three and six months ended February 29, 2012, respectively, compared the three and six months ended February 28, 2011.

NTIC’s total operating expenses increased slightly 0.7%, or $45,264, to $6,718,296 during the six months ended February 29, 2012 compared to the six months ended February 28, 2011.

NTIC expenses all costs related to product research and development as incurred.  NTIC incurred $1,789,082 and $2,100,626 of expense during the six months ended February 29, 2012 and February 28, 2011, respectively, in connection with its research and development activities.  These represent net amounts after being reduced by reimbursements related to certain research and development contracts.  Such reimbursements totaled $228,576 and $212,992 for the six months ended February 29, 2012 and February 28, 2011, respectively.  NTIC anticipates that it will spend between $4,000,000 and $4,200,000 in total during fiscal 2012 on research and development activities related to its new technologies.  This estimate is a net range after being reduced by anticipated reimbursements related to certain research and development contracts.

Net income attributable to NTIC decreased 36.3%, to $606,193, or $0.14 per diluted common share, for the three months ended February 29, 2012 compared to $949,039, or $0.22 per diluted common share, for the three months ended February 28, 2011.  Net income attributable to NTIC decreased 15.4%, to $1,564,950, or $0.35 per diluted common share, for the six months ended February 29, 2012 compared to $1,848,820, or $0.42 per diluted common share, for the six months ended February 28, 2011.  These decreases were primarily the result of decreases in income from NTIC’s joint ventures.  NTIC anticipates that its quarterly net income will remain subject to significant volatility primarily due to the financial performance of its joint ventures and sales of its ZERUST® products and services into the oil and gas industry and Natur-Tec® bioplastics products, which sales fluctuate more on a quarterly basis than the traditional ZERUST® business.

NTIC’s working capital was $11,871,035 at February 29, 2012, including $3,335,798 in cash and cash equivalents compared to $9,085,748 at August 31, 2011, including $3,266,362 in cash and cash equivalents.

Results of Operations

The following tables set forth NTIC’s results of operations for the three and six months ended February 29, 2012 and February 28, 2011.

	Three Months Ended
	February 29, 2012	% of Net Sales	February 28, 2011	% of Net Sales	$ Change	% Change
Net sales, excluding joint ventures	$4,125,618	82.9%	$4,093,107	85.7%	$32,511	0.8%
Net sales, to joint ventures	848,710	17.1%	685,011	14.3%	163,699	23.9%
Cost of goods sold	3,480,082	70.0%	3,006,232	62.9%	473,850	15.8%
Equity in income of joint ventures	1,224,675	-	1,129,659	-	95,016	8.4%
Fees for services provided to joint ventures	1,298,126	-	1,402,149	-	(104,023)	(7.4%)
Selling expenses	1,014,082	20.4%	921,554	19.3%	92,528	10.0%
General and administrative expenses	1,100,812	22.1%	1,069,636	22.4%	31,176	2.9%
Expenses incurred in support of joint ventures	235,557	4.7%	249,275	5.2%	(13,718)	(5.5%)
Research and development expenses	974,777	19.6%	907,170	19.0%	67,607	7.5%

	Six Months Ended
	February 29, 2012	% of Net Sales	February 28, 2011	% of Net Sales	$ Change	% Change
Net sales, excluding joint ventures	$8,403,261	85.7%	$7,539,410	84.9%	$863,851	11.5%
Net sales, to joint ventures	1,403,181	14.3%	1,337,149	15.1%	66,032	4.9%
Cost of goods sold	6,689,558	68.2%	5,696,937	64.2%	992,621	17.4%
Equity in income of joint ventures	2,582,355	-	2,824,790	-	(242,435)	(8.6%)
Fees for services provided to joint ventures	2,743,378	-	2,853,929	-	(110,551)	(3.9%)
Selling expenses	2,122,568	21.6%	1,920,607	21.6%	201,961	10.5%
General and administrative expenses	2,370,825	24.2%	2,173,803	24.5%	197,022	9.1%
Expenses incurred in support of joint ventures	435,821	4.4%	477,996	5.4%	(42,175)	(8.8%)
Research and development expenses	1,789,082	18.2%	2,100,626	23.7%	(311,544)	(14.8%)

Net Sales. NTIC’s consolidated net sales increased 4.1% and 10.5% to $4,974,328 and $9,806,442, respectively, during the three and six months ended February 29, 2012 compared to the three and six months ended February 28, 2011.  NTIC’s consolidated net sales to unaffiliated customers excluding NTIC’s joint ventures increased 0.8% and 11.5% to $4,125,618 and $8,403,261, respectively, during the three and six months ended February 29, 2012 compared to the same respective prior year periods.  These increases were primarily a result of increased demand and sales of Natur-Tec® products, as well as for the six month period, increased demand and sales of ZERUST® rust and corrosion inhibiting packaging products and services.  Net sales to joint ventures increased 23.9% and 4.9% to $848,710 and $1,403,181 during the three and six months ended February 29, 2012, respectively, compared to the same respective prior year periods.  These increases were due to increases in demand primarily as a result of the economic recovery of the international manufacturing sector, partially offset by decreased pricing due to increased competition.

The following table sets forth NTIC’s net sales by product category for the three and six months ended February 29, 2012 and February 28, 2011 by segment:

	Three Months Ended		Six Months Ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
ZERUST® sales	$4,570,779	$4,576,313	$9,023,425	$8,451,741
Natur-Tec™ sales	403,549	201,805	783,017	424,818
Total North American net sales*	$4,974,328	$4,778,118	$9,806,442	$8,876,559
__________________
*	Excludes net sales by NTIC’s joint ventures which are not combined with NTIC’s sales in NTIC’s consolidated financial statements or in any description of NTIC’s sales.

During the three and six months ended February 29, 2012, 91.9% and 92.0% of NTIC’s consolidated net sales, respectively, were derived from sales of ZERUST®  products and services, which decreased 0.1% and increased 6.8% to $4,570,779 and $9,023,425 during the three and six months ended February 29, 2012, respectively, compared to $4,576,313 and $8,451,741 during the three and six months ended February 28, 2011, respectively, due to changes in demand from existing customers and the addition of new customers.  NTIC has focused its sales efforts of ZERUST® products and services by strategically targeting customers with specific corrosion issues in new market areas, including the oil and gas industry and other industrial sectors that offer sizable growth opportunities.

NTIC’s consolidated net sales during the three and six months ended February 29, 2012 included $611,612 and $1,216,532, respectively, of sales made by Zerust Brazil, and of those sales, $105,000 and $150,861, respectively, in sales were made to the oil and gas industry sector in Brazil.

During the three and six months ended February 29, 2012, 8.1% and 8.0% of NTIC’s consolidated net sales, respectively, were derived from sales of Natur-Tec® products, which increased 100.0% and 84.3% to $403,549 and $783,017 during the three and six months ended February 29, 2012, respectively, compared to the three and six months ended February 28, 2011.  These increases were due to increased sales to Natur-Tec® distributors on the West Coast of the United States.  NTIC has continued to strengthen and expand its West Coast distribution network in California, as well as expand its industrial distribution reach to geographical “green” hotspots such as Oregon, Washington, Minnesota and New England.  Additionally, NTIC has continued to target key national and regional retailers utilizing independent sales agents.  Demand for the Natur-Tec® products depends primarily on market acceptance and the extent of NTIC’s distribution network.

Cost of Goods Sold.  Cost of goods sold increased 15.8% and 17.4% for the three and six months ended February 29, 2012, respectively, compared to the three and six months ended February 28, 2011 primarily as a result of increased net sales as described above.  Cost of goods sold as a percentage of net sales increased to 70.0% and 68.2% for the three and six months ended February 29, 2012, respectively, compared to 62.9% and 64.2% for the three and six months ended February 28, 2011, respectively, primarily as a result of a slight increase in shipping costs, production overhead and raw material prices and a higher percentage of sales of Natur-Tec® products, which generally carry smaller margins than ZERUST® products and services.

Equity in Income of Joint Ventures. NTIC had equity in income of joint ventures of $1,224,675 and $2,582,355 during the three and six months ended February 29, 2012, respectively, compared to equity in income of joint ventures of $1,129,659 and $2,824,790 during the three and six months ended February 28, 2011, respectively. Of the total equity in income of joint ventures, NTIC had equity in income of joint ventures of $1,576,496 attributable to EXCOR during the six months ended February 29, 2012 compared to $1,547,773 attributable to EXCOR during the six months ended February 28, 2011.  Of the total equity in income of joint ventures, NTIC had equity in income of joint ventures of $692,115 attributable to NTI ASEAN during the six months ended February 29, 2012 compared to $558,260 attributable to NTI ASEAN during the six months ended February 28, 2011.  NTIC had equity in income of all other joint ventures of $313,744 during the six months ended February 29, 2012 compared to $718,757 during the six months ended February 28, 2011.

Fees for Services Provided to Joint Ventures.  NTIC recognized fee income for services provided to joint ventures of $1,298,126 and $2,743,378 during the three and six months ended February 29, 2012, respectively, compared to $1,402,149 and $2,853,929 during the three and six months ended February 28, 2011, respectively, representing a decrease of 7.4% and 3.9%, respectively.  These decreases were primarily a result of the weakening of the EURO and other currencies compared to the U.S. dollar, and correlated with a 1.2% decrease and 2.6% increase in total net sales of NTIC’s joint ventures to $25,997,430 and $54,792,662 during the three and six months ended February 29, 2012, respectively, compared the three and six months ended February 28, 2011.  Total net sales of NTIC’s joint ventures were adversely affected by the European sovereign debt crises, which we believe also adversely affected net sales of NTIC’s other non-European joint ventures.  Sales of NTIC’s joint ventures are not included in NTIC’s product sales and are not combined with NTIC’s sales in NTIC’s consolidated financial statements or in any description of NTIC’s sales.  Of the total fee income for services provided to its joint ventures, fees of $500,833 were attributable to EXCOR during the six months ended February 29, 2012 compared to $521,753 attributable to EXCOR during the six months ended February 28, 2011.  This decrease was the result of foreign currency exchange rate fluctuations.  NTIC does not receive fees attributable to NTI ASEAN.  NTIC receives dividend payments based on fees paid from the joint ventures that comprise the NTI ASEAN investments.

NTIC sponsors a worldwide joint venture conference periodically in which all of NTIC’s joint ventures and subsidiaries are invited to participate.  NTIC defers a portion of its fees for services provided to joint ventures in each accounting period leading up to the next conference, reflecting that NTIC has not fully earned the payments received during that period.  The next joint venture conference is scheduled to be held in summer of 2012 or 2013.  No additional income during the three and six months ended February 29, 2012 and February 28, 2011 was deferred related to this future conference since $288,000 had been accrued prior to such time, which represents the amount that NTIC expects to spend to hold the next conference.  This amount is based on the historical experience of NTIC, current conditions and the intentions of NTIC’s management.  NTIC does not anticipate deferring any additional fees for services provided to joint ventures until after the next conference.  The costs associated with these joint venture conferences are offset against the deferral as incurred, generally in the period in which the conference is held and immediately before.

Selling Expenses.  NTIC’s selling expenses increased 10.0% and 10.5% for the three and six months ended February 29, 2012 and February 28, 2011 compared to the same respective periods in fiscal 2011 due to increases in compensation and employee benefits, lab testing related expenses, commission expenses, travel and related expenses, consulting expenses and selling expenses incurred at Zerust Brazil.  Selling expenses as a percentage of net sales increased to 20.4% and remained stable at 21.6% for the three and six months ended February 29, 2012, from 19.3% and 21.6% during the three and six months ended February 28, 2011, due primarily to the increase in net sales, partially offset by the increase in selling expenses as previously described.

General and Administrative Expenses.  NTIC’s general and administrative expenses increased 2.9% and 9.1% for the three and six months ended February 29, 2012 compared to the same respective periods in fiscal 2011 due to an increase in compensation and benefits expenses associated with an increase in headcount and annual performance raises, partially offset by a decrease in consulting expenses.  As a percentage of net sales, general and administrative expenses decreased to 22.1% and 24.2% for the three and six months ended February 29, 2012 from 22.4% and 24.5% for the three and six months ended February 28, 2011.

Expenses Incurred in Support of Joint Ventures.  Expenses incurred in support of NTIC’s joint ventures were $235,557 and $435,821during the three and six months ended February 29, 2012, respectively, compared to $249,275 and $477,996 during the three and six months ended February 28, 2011, representing a decrease of 5.5% and 8.8%, respectively.  These decreases were due to a decrease in travel and legal expenses.

Research and Development Expenses.  NTIC’s research and development expenses increased 7.5% and decreased 14.8% for the three and six months ended February 29, 2012 compared to the same respective periods in fiscal 2011.

Interest Income.  NTIC’s interest income increased to $11,955 and $16,082 during the three and six months ended February 29, 2012, respectively, compared to $676 and $4,609 during the three and six months ended February 28, 2011, respectively, primarily due to increased cash balances earning interest during the most recent periods.

Interest Expense.  NTIC’s interest expense decreased to $7,284 and $13,250 during the three and six months ended February 29, 2012, respectively, compared to $22,241 and $45,475 during the three and six months ended February 28, 2011, respectively, primarily due to lower average outstanding debt levels during the most recent periods.

Income Before Income Tax Expense.  Income before income tax expense decreased to $703,991 and $1,745,412 for the three and six months ended February 29, 2012, respectively, compared to $1,141,219 and $2,158,093 for the three and six months ended February 28, 2011, respectively.

Income Tax Expense.  Income tax expense was $100,000 and $206,000 during the three and six months ended February 29, 2012, respectively, compared $140,000 and $262,000 during the three and six months ended February 28, 2011, respectively.   Income tax expense was calculated based on management’s estimate of NTIC’s annual effective income tax rate.  NTIC’s annual effective income tax rate during the three months ended November 30, 2011 and 2010 was lower than the statutory rate primarily due to NTIC’s equity in income of joint ventures being recognized based on after-tax earnings of these entities.  To the extent undistributed earnings of NTIC’s joint ventures are distributed to NTIC, it is not expected to result in any material additional income tax liability after the application of foreign tax credits. NTIC records a tax valuation allowance when it is more likely than not that some portion or all of its deferred tax assets will not be realized to reduce deferred tax assets to the amount expected to be realized.  NTIC determined based on all available evidence, including historical data and projections of future results, that it is more likely than not that all of its deferred tax assets, except for its foreign tax credit carryforwards and Minnesota state research and development credit carryforwards, will be fully realized and that NTIC’s deferred tax asset related to foreign tax credit carryforwards will not be realized due to insufficient federal taxable income within the carryforward period and the fact that for ordering purposes the foreign tax credit carryforwards are not allowed to be used until after any current year foreign tax credits are utilized.

Other Comprehensive Income - Foreign Currency Translations Adjustment.  The volatility of the foreign currency translations adjustment was due to the strengthening of the U.S. dollar compared to the Euro and other foreign currencies during the three and six months ended February 29, 2012 compared to the same respective periods in fiscal 2011.

Liquidity and Capital Resources

Sources of Cash and Working Capital.  As of February 29, 2012, NTIC’s working capital was $11,871,035, including $3,335,798 in cash and cash equivalents, compared to working capital of $9,085,748, including $3,266,362 in cash and cash equivalents, at August 31, 2011.

As of February 29, 2012, NTIC had a term loan with a principal amount of $1,141,788 outstanding that Northern Technologies Holding Company, LLC (NTI LLC) obtained from PNC Bank, National Association (PNC Bank) in connection with the purchase of NTIC’s corporate headquarters in September 2006.  The term loan matures on January 10, 2016, bears interest at an annual rate based on the daily LIBOR rate plus 2.15% and is payable in consecutive monthly installments equal to approximately $6,343 (inclusive of principal but exclusive of interest).  The term loan is secured by a first lien on the real estate and building owned by NTI LLC and all of the assets of NTIC and is guaranteed by NTIC.

As of February 29, 2012, NTIC also had a revolving line of credit with PNC Bank of $3,000,000 with no amounts outstanding as of such date.  The line of credit is evidenced by an amended and restated committed line of credit note in the principal amount of up to $3,000,000.  The line of credit has a $1,200,000 standby letter of credit subfacility, with any standby letters of credit issued thereunder being at the sole discretion of PNC Bank.  Any standby letters of credit issued under the subfacility are subject to customary fees and charges payable by NTIC.  At the option of NTIC, outstanding advances under the line of credit bear interest at either (a) an annual rate based on LIBOR plus 2.15% for the applicable LIBOR interest period selected by NTIC or (b) at the rate publicly announced by PNC Bank from time to time as its prime rate.  Interest is payable in arrears (a) for the portion of advances bearing interest under the prime rate on the last day of each month during the term thereof and (b) for the portion of advances bearing interest under the LIBOR option on the last day of the respective LIBOR interest period selected for such advance.  Any unpaid interest is payable on the maturity date.  As of February 29, 2012, the interest rate on the line of credit was 3.24%.

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

Uses of Cash and Cash Flows.  Net cash used in operating activities during the six months ended February 29, 2012 was $2,790,007 which resulted principally from NTIC’s equity in income from joint ventures and increases in receivables, inventories and prepaid expenses and a decrease in accounts payables, accrued liabilities and income taxes payable, partially offset by NTIC’s net income, depreciation and amortization.  Cash flows used in operations for the six months ended February 28, 2011 was $2,416,393, which resulted principally from NTIC’s equity in income from joint ventures and increases in receivables, inventories and prepaid expenses and a decrease in accounts payables, partially offset by NTIC’s net income and increases in income taxes payable and accrued liabilities.

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

NTIC experienced a slight increase in receivables and inventory as of February 29, 2012 compared to August 31, 2011 due to the increase in net sales and a desire to stock more products to shorten lead times and anticipate customer demand.  Trade receivables excluding joint ventures as of February 29, 2012 increased $231,537 compared to August 31, 2011, primarily related to the increase in NTIC’s net sales.

Outstanding trade receivables excluding joint ventures balances as of February 29, 2012 increased 11 days to an average of 61 days from balances outstanding from these customers as of August 31, 2011.

Outstanding trade receivables from joint ventures as of February 29, 2012 decreased $316,174 compared to August 31, 2011, primarily due to the timing of payments, which resulted in an increase of outstanding balances from trade receivables from joint ventures as of February 29, 2012 of 34 days from an average of 123 days from balances outstanding from these customers compared to August 31, 2011.  The significant average days outstanding of trade receivables from joint ventures as of February 29, 2012 were primarily due to the current receivable balance at NTIC’s joint venture in India.  NTIC has made separate arrangements for payments on product that NTIC’s joint venture in India has purchased from NTIC until the product is sold.

Outstanding services fees receivable from joint ventures as of February 29, 2012 decreased $164,795 compared to August 31, 2011, primarily resulting from an extension of terms mostly associated with NTIC’s joint venture in India which resulted in an increase of 20 days of fees receivable outstanding as of February 29, 2012 to an average of 138 days compared to August 31, 2011.

Net cash provided by investing activities for the six months ended February 29, 2012 was $2,870,470 which was comprised of dividends received from joint ventures partially offset by additions to property and equipment and additions to patents.  Net cash used in investing activities for the six months ended February 28, 2011 was $2,092,028 which was comprised of dividends received from joint ventures and proceeds from sale of property and equipment partially offset by additions to property and equipment, additions to patents and investments in joint ventures.

Net cash used in financing activities for the six months ended February 29, 2012 was $605, which resulted from proceeds from option exercises and NTIC’s employee stock purchase plan, partially offset by principal payments on the bank loan for NTIC’s corporate headquarters buildings.  Net cash provided by financing activities for the six months ended February 28, 2011 was $403,009, which resulted from proceeds from option exercises and NTIC’s employee stock purchase plan, partially offset by principal payments on the bank loan for NTIC’s corporate headquarters buildings.

Capital Expenditures and Commitments.  NTIC had no material lease or other material capital commitments as of February 29, 2012, except a lease agreement entered into by NTI Facilities, Inc., a subsidiary of NTIC, for 16,994 square feet of office, manufacturing, laboratory and warehouse space in Beachwood, Ohio, requiring monthly payments of $17,500, which are adjusted annually according to the annual consumer price index, through November 2014.

NTIC spent approximately $80,698 on capital expenditures during the six months ended February 29, 2012 and expects to spend an aggregate of approximately $1,200,000 on capital expenditures during fiscal 2012.  Such anticipated capital expenditures for fiscal 2012 relate primarily to the expansion of its laboratory facilities in Circle Pines, Minnesota and the purchase of new equipment.

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

At the option of NTIC, outstanding advances under NTIC’s $3,000,000 revolving line of credit with PNC Bank bear interest at either (a) an annual rate based on LIBOR plus 2.15% for the applicable LIBOR interest period selected by NTIC or (b) at the rate publicly announced by PNC Bank from time to time as its prime rate, and thus may subject NTIC to some market risk on interest rates.  As of February 29, 2012, NTIC had no borrowings under the line of credit.

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

Changes in Internal Control over Financial Reporting

There was no change in NTIC’s internal control over financial reporting that occurred during the quarter ended February 29, 2012 that has materially affected, or is reasonably likely to materially affect NTIC’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Not applicable.

ITEM 1A.	RISK FACTORS

This Item 1A is inapplicable to NTIC as a smaller reporting company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Equity Securities

During the three months ended February 29, 2012, NTIC did not issue any shares of its common stock or other equity securities of NTIC that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

During the three months ended February 29, 2012, NTIC did not purchase any shares of its common stock or other equity securities of NTIC.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

The following exhibits are being filed or furnished with this quarterly report on Form 10-Q:

Exhibit No.	Description
10.1
Waiver and First Amendment to Loan Documents dated as of January 10, 2012 between Northern Technologies International Corporation and PNC Bank, National Association (incorporated by reference to Exhibit 10.6 to NTIC’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2011 (File No. 001-11038))

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

101
The following materials from Northern Technologies International Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 29, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Financial Statements (furnished herewith)*

_____________________
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

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

Date: April 12, 2012	Matthew C. Wolsfeld, CPA
Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized to Sign on Behalf of the Registrant)

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
QUARTERLY REPORT ON FORM 10-Q

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
10.1	Waiver and First Amendment to Loan Documents dated as of January 10, 2012 between Northern Technologies International Corporation and PNC Bank, National Association	Incorporated by reference to Exhibit 10.6 to NTIC’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2011 (File No. 001-11038)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101
The following materials from Northern Technologies International Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 29, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Financial Statements*
Furnished herewith

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