Form 10-Q
period 2012-05-31
NORTHERN TECHNOLOGIES INTERNATIONAL CORP
filed 2012-07-13
CIK 875582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
______________________________

FORM 10-Q

(Mark one)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2012

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
4201 Woodland Road Circle Pines, Minnesota 55014 (Address of principal executive offices) (Zip code)
(763) 225-6600
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES [  ]   NO [ x ]

As of July 13, 2012, there were 4,401,656 shares of common stock of the registrant outstanding.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
FORM 10-Q
May 31, 2012

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

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS AS OF MAY 31, 2012 (UNAUDITED) AND AUGUST 31, 2011 (AUDITED)
	May 31, 2012	August 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,465,898	$3,266,362
Receivables:
Trade excluding joint ventures, less allowance for doubtful accounts of $20,000 at May 31, 2012 and August 31, 2011	2,726,522	2,515,316
Trade joint ventures	1,108,104	1,149,666
Fees for services provided to joint ventures	1,930,040	2,129,911
Inventories	3,884,604	3,842,854
Prepaid expenses	897,403	364,805
Deferred income taxes	221,600	221,600
Total current assets	15,234,171	13,490,514

PROPERTY AND EQUIPMENT, NET	3,753,015	3,636,335

OTHER ASSETS:
Investments in joint ventures	19,568,795	20,559,509
Deferred income taxes	1,410,700	1,410,700
Patents and trademarks, net	914,969	903,038
Other	45,946	39,646
Total other assets	21,940,410	22,912,893
Total assets	$40,927,596	$40,039,742

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of note payable	76,119	76,119
Accounts payable	1,464,212	2,032,614
Income tax payable	292,406	195,762
Accrued liabilities:
Payroll and related benefits	1,487,790	1,629,355
Deferred joint venture royalties	288,000	288,000
Other	258,251	182,916
Total current liabilities	3,866,778	4,404,766

NOTE PAYABLE, NET OF CURRENT PORTION (Note 6)	952,444	1,009,533

COMMITMENTS AND CONTINGENCIES (Note 13)

EQUITY:
Preferred stock, no par value; authorized 10,000 shares; none issued and outstanding	—	—
Common stock, $0.02 par value per share; authorized 10,000,000 shares; issued and outstanding 4,401,656 and 4,353,058, respectively	88,033	87,061
Additional paid-in capital	11,039,831	10,137,809
Retained earnings	24,830,824	21,811,838
Accumulated other comprehensive income	(65,718)	2,496,940
Stockholders’ equity	35,892,970	34,533,648
Non-controlling interest	215,404	91,795
Total equity	36,108,374	34,625,443
Total liabilities and equity	$40,927,596	$40,039,742

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2012 AND 2011
	Three Months Ended		Nine Months Ended
	May 31, 2012	May 31, 2011	May 31, 2012	May 31, 2011
NET SALES:
Net sales, excluding joint ventures	$7,175,825	$4,367,589	$15,579,086	$11,906,999
Net sales, to joint ventures	629,079	733,189	2,032,260	2,070,338
Total net sales	7,804,904	5,100,778	17,611,346	13,977,337

Cost of goods sold	4,143,514	3,458,851	10,833,072	9,155,788
Gross profit	3,661,390	1,641,927	6,778,274	4,821,549

JOINT VENTURE OPERATIONS:
Equity in income of joint ventures	1,822,972	1,724,477	4,405,327	4,549,267
Fees for services provided to joint ventures	734,337	1,623,585	3,477,715	4,477,514
Total joint venture operations	2,557,309	3,348,062	7,883,042	9,026,781

OPERATING EXPENSES:
Selling expenses	1,270,996	1,167,630	3,393,564	3,088,237
General and administrative expenses	1,147,744	1,126,823	3,518,569	3,300,626
Expenses incurred in support of joint ventures	294,169	244,959	729,990	722,955
Research and development expenses	1,067,454	1,207,889	2,856,536	3,308,515
Total operating expenses	3,780,363	3,747,301	10,498,659	10,420,333

OPERATING INCOME	2,438,336	1,242,688	4,162,657	3,427,997

INTEREST INCOME	15,726	8,522	36,417	13,131
INTEREST EXPENSE	(6,264)	(7,880)	(19,514)	(53,355)
OTHER INCOME	6,825	6,825	20,475	20,475

INCOME BEFORE INCOME TAX EXPENSE	2,454,623	1,250,155	4,200,035	3,408,248

INCOME TAX EXPENSE	814,000	228,000	1,020,000	490,000

NET INCOME	1,640,623	1,022,155	3,180,035	2,918,248

NET INCOME (LOSS) ATTRIBUTABLE TO NON CONTROLLING INTEREST	186,586	(1,394)	161,048	45,879

NET INCOME ATTRIBUTABLE TO NTIC	$1,454,037	$1,023,549	$3,018,987	$2,872,369

NET INCOME ATTRIBUTABLE TO NTIC PER COMMON SHARE:
Basic	$0.33	$0.24	$0.69	$0.67
Diluted	$0.33	$0.23	$0.68	$0.66

WEIGHTED AVERAGE COMMON SHARES ASSUMED OUTSTANDING:
Basic	4,399,290	4,343,601	4,379,175	4,303,892
Diluted	4,461,044	4,427,097	4,448,472	4,378,242

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) NINE MONTHS ENDED MAY 31, 2012 AND 2011
	Nine Months Ended
	May 31, 2012	May 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,180,035	$2,918,248
Adjustments to reconcile net income to net cash used in operating activities:
Expensing of fair value of stock options vested	216,712	150,109
Depreciation expense	255,641	250,076
Amortization expense	113,624	118,670
Equity in income from joint ventures	(4,405,327)	(4,549,267)
Gain on sale of property and equipment	—	(52,425)
Changes in current assets and liabilities:
Receivables:
Trade, excluding joint ventures	(341,903)	(101,866)
Trade, joint ventures	41,562	226,269
Fees for services receivables, joint ventures	199,871	(666,807)
Income taxes	(6,403)	—
Inventories	(117,023)	(763,834)
Prepaid expenses and other	(539,868)	(132,879)
Accounts payable	(479,801)	(92,502)
Income tax payable	138,132	202,312
Accrued liabilities	571,824	680,515
Net cash used in operating activities	(1,172,924)	(1,813,381)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint ventures	—	(38,217)
Dividends received from joint ventures	3,045,544	2,767,977
Additions to property and equipment	(402,620)	(437,613)
Proceeds from sale of property and equipment	—	100,000
Additions to patents	(125,555)	(104,562)
Net cash provided by investing activities	2,517,369	2,287,585

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable	(57,089)	(40,240)
Proceeds from employee stock purchase plan	55,410	36,726
Proceeds from exercise of stock options	15,040	406,431
Net cash provided by financing activities	13,361	402,917

EFFECT OF EXCHANGE RATE CHANGES ON CASH:	(158,270)	23,638

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,199,536	900,759
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,266,362	1,776,162

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,465,898	$2,676,921

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.           INTERIM FINANCIAL INFORMATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all necessary adjustments, which are of a normal recurring nature, and present fairly the consolidated financial position of Northern Technologies International Corporation and its subsidiaries (the Company) as of May 31, 2012 and August 31, 2011 and the results of their operations for the three and nine months ended May 31, 2012 and 2011 and their cash flows for the nine months ended May 31, 2012 and 2011, in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).

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

Operating results for the three and nine months ended May 31, 2012 are not necessarily indicative of the results that may be expected for the full fiscal year ending August 31, 2012.

The Company evaluates events occurring after the date of the consolidated financial statements requiring recording or disclosure in the consolidated financial statements.

2.           INVENTORIES

Inventories consisted of the following:

	May 31, 2012	August 31, 2011
Production materials	$1,189,455	$1,320,082
Finished goods	2,695,149	2,522,772
	$3,884,604	$3,842,854

3.           PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	May 31, 2012	August 31, 2011
Land	$310,365	$310,365
Buildings and improvements	3,114,367	3,110,867
Machinery and equipment	2,572,630	2,213,269
	5,997,362	5,634,501
Less accumulated depreciation	(2,244,347)	(1,998,166)
	$3,753,015	$3,636,335

4.           PATENTS AND TRADEMARKS, NET

Patents and trademarks, net consisted of the following:

	May 31, 2012	August 31, 2011
Patents and trademarks	$1,884,277	$1,758,722
Less accumulated amortization	(969,308)	(855,684)
	$914,969	$903,038

Patent and trademark costs are amortized over seven years.  Costs incurred related to patents and trademarks are capitalized until filed and approved, at which time the amounts capitalized to date are amortized and any further costs, including maintenance costs, are expensed as incurred.  Amortization expense is estimated to approximate $160,000 in each of the next five fiscal years.

5.           INVESTMENTS IN JOINT VENTURES

The financial statements of the Company’s foreign joint ventures are initially prepared using the accounting principles accepted in the respective joint ventures’ countries of domicile.   Amounts related to foreign joint ventures reported in the below tables and the accompanying consolidated financial statements have subsequently been adjusted to approximate U.S. GAAP in all material respects.  All material profits recorded on sales from the Company to its joint ventures of goods that remain in inventory, have been eliminated for financial reporting purposes.

Financial information from the audited and unaudited financial statements of the Company’s joint venture in Germany, Excor Korrosionsschutz – Technologien und Produkte GmbH (EXCOR), the Company’s joint venture holding company in the Association of Southeast Asian Nations, or ASEAN, region, NTI ASEAN, LLC (NTI ASEAN), and all of the Company’s other joint ventures, are summarized as follows:

	May 31, 2012
	Total	EXCOR	NTI ASEAN	All Other
Current assets	$59,125,651	$20,895,752	$14,699,407	$23,530,492
Total assets	65,526,514	23,359,024	14,835,666	27,331,824
Current liabilities	19,144,766	3,652,576	5,515,678	9,976,512
Noncurrent liabilities	4,608,886	—	1,027,686	3,581,200
Joint ventures’ equity	$41,772,862	$19,706,448	$8,292,302	$13,774,112
Northern Technologies International Corporation’s share of joint ventures’ equity	$19,568,795	$9,853,226	$3,331,153	$6,383,771

	August 31, 2011
	Total	EXCOR	NTI ASEAN	All Other
Current assets	$66,956,061	$24,411,880	$14,565,219	$27,978,962
Total assets	73,155,916	27,093,874	14,759,582	31,302,460
Current liabilities	24,712,555	5,145,239	6,123,684	13,443,632
Noncurrent liabilities	4,605,837	—	1,020,034	3,585,803
Joint ventures’ equity	$43,837,524	$21,948,635	$7,615,864	$14,273,025
Northern Technologies International Corporation’s share of joint ventures’ equity	$20,559,509	$10,931,819	$2,803,194	$6,824,496

	Nine Months Ended May 31, 2012
	Total	EXCOR	NTI ASEAN	All Other
Net sales	$83,746,872	$25,785,840	$16,366,258	$41,594,775
Gross profit	40,201,265	13,423,067	7,183,786	19,594,413
Net income	8,165,791	4,830,477	1,941,417	1,393,897
Northern Technologies International Corporation’s share of equity in income of joint ventures	$4,405,327	$2,396,596	$1,076,230	$932,501

	Nine Months Ended May 31, 2011
	Total	EXCOR	NTI ASEAN	All Other
Net sales	$86,744,626	$28,036,295	$13,549,082	$45,159,249
Gross profit	40,134,048	14,027,762	6,477,234	19,629,052
Net income	8,781,500	5,311,273	1,160,579	2,309,648
Northern Technologies International Corporation’s share of equity in income of joint ventures	$4,549,267	$2,550,188	$912,449	$1,086,630

The Company records expenses that are directly attributable to the joint ventures on the consolidated statements of operations on the line “Expenses incurred in support of joint ventures”.  The expenses include items such as employee compensation and benefit expenses, travel expense and consulting expense.

The Company did not make any joint venture investments during the nine months ended May 31, 2012 and 2011, except as set forth below.

In December 2010, the Company invested $38,217 in its joint venture in Russia to specifically engage in the oil and gas industry.  The Company has a 50% ownership interest in such joint venture.

6.           CORPORATE DEBT

As of May 31, 2012, Northern Technologies Holding Company, LLC (NTI LLC) had a term loan with a principal amount of $1,028,563 outstanding that NTI LLC obtained from PNC Bank, National Association (PNC Bank) in connection with the purchase of NTIC’s corporate headquarters in September 2006.  The term loan matures on January 10, 2016, bears interest at an annual rate based on the daily LIBOR rate plus 2.15% and is payable in consecutive monthly installments equal to approximately $6,343 (inclusive of principal but exclusive of interest).  The term loan is secured by a first lien on the real estate and building owned by NTI LLC and all of the assets of the Company and is guaranteed by the Company.

The Company has a revolving line of credit with PNC Bank of $3,000,000 that expires on January 9, 2013.  No amounts were outstanding under the line of credit as of May 31, 2012 and August 31, 2011.  It is anticipated that the Company will renew the line of credit prior to the January 9, 2013 expiration date.  At the option of the Company, outstanding advances under the line of credit bear interest at either (a) an annual rate based on LIBOR plus 2.15% for the applicable LIBOR interest period selected by the Company or (b) at the rate publicly announced by PNC Bank from time to time as its prime rate. Interest is payable in arrears (a) for the portion of advances bearing interest under the prime rate on the last day of each month during the term thereof and (b) for the portion of advances bearing interest under the LIBOR option on the last day of the respective LIBOR interest period selected for such advance.  Any unpaid interest is payable on the maturity date.  As of May 31, 2012, the interest rate was 3.20% and the weighted average rate was 3.16% for the nine months ended May 31, 2012.  As of May 31, 2011, the interest rate was 2.50% and the weighted average rate was 2.43% for the nine months ended May 31, 2011.  The revolving line of credit is secured by cash, receivables and inventory.

The term loan and the line of credit are governed under separate loan agreements (collectively, the Loan Agreements).  The Loan Agreements contain standard covenants, including affirmative financial covenants, such as the maintenance of a minimum fixed charge coverage ratio, and negative covenants, which, among other things, limit the incurrence of additional indebtedness, loans and equity investments, disposition of assets, mergers and consolidations and other matters customarily restricted in such agreements. Under the Loan Agreements, the Company is subject to a minimum fixed charge coverage ratio of 1.10:1.00.  As of May 31, 2012 the Company is in compliance with all debt covenants.

On January 10, 2012, the Company and PNC Bank entered into a Waiver and First Amendment to Loan Documents pursuant to which the Company and PNC Bank amended the loan agreement and other documents evidencing the Company’s $3,000,000 line of credit with PNC Bank effective as of January 11, 2012 to extend the maturity date of the line of credit from January 10, 2012 to January 9, 2013, and waive a technical covenant default by the Company to deliver a compliance certificate for the period ended November 30, 2011.  All other terms of the line of credit and the loan agreement and other documents evidencing the line of credit remain the same.

7.           STOCKHOLDERS’ EQUITY

During the nine months ended May 31, 2012, the Company did not purchase or retire any shares of its common stock.  The following stock options to purchase shares of common stock were exercised during the nine months ended May 31, 2012:

Options Exercised	Exercise Price
1,966	$7.65

The Company granted stock options under the Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan (the 2007 Plan) to purchase an aggregate of 26,000 shares of its common stock to directors during the nine months ended May 31, 2012.  The per share exercise price of the stock options is $16.45, which is equal to the fair market value of the Company’s common stock on the date of grant.

During the nine months ended May 31, 2012, the Company granted stock bonuses under the 2007 Plan for an aggregate of 42,707 shares of its common stock to various employees at a grant price of $14.42 per share.  The aggregate fair value of the shares of the Company’s common stock as of the date of grant of the stock bonuses was $615,830, based on the closing sale price of a share of the Company’s common stock on the date of grant. The fair value of common stock bonuses granted during the nine months ended May 31, 2012 was based on fiscal 2011 performance and was included in accrued liabilities at August 31, 2011.

During the nine months ended May 31, 2011, the Company did not purchase or retire any shares of its common stock.  The following stock options to purchase shares of common stock were exercised during the nine months ended May 31, 2011:

Options Exercised	Exercise Price
40,000	$5.38
2,000	7.65
666	7.75
2,000	8.01
4,000	8.57
1,334	9.75
4,000	9.76
5,333	12.84

The Company granted stock options under the 2007 Plan to purchase an aggregate of 30,000 shares of its common stock to various employees and directors during the nine months ended May 31, 2011.  During the nine months ended May 31, 2011, the Company granted stock bonuses under the 2007 Plan for an aggregate of 22,686 shares of its common stock to various employees.  The fair value of the shares of the Company’s common stock as of the date of grant of the stock bonuses was $319,649, based on the closing sale price of a share of the Company’s common stock on the date of grant. The fair value of common stock bonuses granted during the nine months ended May 31, 2011 was based on fiscal 2010 performance and was included in accrued liabilities at August 31, 2010.

8.           TOTAL COMPREHENSIVE INCOME

The Company’s total comprehensive income (loss) was as follows:

	Three Months Ended		Nine Months Ended
	May 31, 2012	May 31, 2011	May 31, 2012	May 31, 2011
Net income attributable to NTIC	$1,454,037	$1,023,549	$3,018,987	$2,872,369
Other comprehensive income (loss) – foreign currency translation adjustment	(1,316,086)	576,937	(2,562,658)	1,735,139
Total comprehensive income (loss) attributable to NTIC	$138,951	$1,600,486	$456,329	$4,607,508

9.           NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding.  Diluted net income per share assumes the exercise of stock options using the treasury stock method, if dilutive.

Options to purchase shares of common stock of 26,000 were excluded from the computation of common share equivalents for the three and nine months ended May 31, 2012, as the exercise prices of such options were greater than market price of a share of common stock.  No options to purchase shares of common stock were excluded from the computation of common share equivalents for both the three and nine months ended May 31, 2011.

The following is a reconciliation of the earnings per share computation for the three and nine months ended May 31, 2012 and 2011:

	Three Months Ended		Nine Months Ended
Numerator:	May 31, 2012	May 31, 2011	May 31, 2012	May 31, 2011
Net income attributable to NTIC	$1,454,037	$1,023,549	$3,018,987	$2,872,369

Denominator:
Basic – weighted shares outstanding	4,399,290	4,343,601	4,379,175	4,303,892
Weighted shares assumed upon exercise of stock options	61,754	83,496	65,297	74,350
Diluted – weighted shares outstanding	4,461,044	4,427,097	4,448,472	4,378,242
Basic earnings per share:	$0.33	$0.24	$0.69	$0.67
Diluted earnings per share:	$0.33	$0.23	$0.68	$0.66

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

The Company granted options to purchase an aggregate of 26,000 and 30,000 shares of its common stock during the nine months ended May 31, 2012 and 2011, respectively.  The fair value of option grants is determined at date of grant, using the Black-Scholes option pricing model with the assumptions listed below.  Based on these valuations, the Company recognized compensation expense of $216,712 and $150,109 during the nine months ended May 31, 2012 and 2011, respectively, related to the options that vested during such time period.  The stock-based expense recorded reduced after-tax net income per share by $0.05 and $0.03 for each of the nine months ended May 31, 2012 and 2011, respectively.  As of May 31, 2012, the total compensation cost for non-vested options not yet recognized in the Company’s consolidated statements of operations was $9,752 net of estimated forfeitures.  Additional stock-based compensation expense of $71,675 is expected through the remainder of fiscal year 2012, and expense of $28,076 and $0 is expected to be recognized during fiscal 2013 and fiscal 2014, respectively.  Future option grants will impact the compensation expense recognized.

The Company currently estimates a ten percent forfeiture rate for stock options and continually reviews this estimate for future periods.

The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions and results for the grants:

	May 31,
	2012	2011
Dividend yield	0.00%	0.00%
Expected volatility	48.8%	49.2%
Expected life of option	5 years	5 years
Average risk-free interest rate	1.31%	1.31%

The weighted average per share fair value of options granted during the nine months ended May 31, 2012 and 2011 was $7.14 and $3.60, respectively.  The weighted average remaining contractual life of the options outstanding as of May 31, 2012 and 2011 was 1.82 years and 2.94 years, respectively.

11.           GEOGRAPHIC AND SEGMENT INFORMATION

Net sales by geographic location as a percentage of total consolidated net sales for the three and nine months ended May 31, 2012 and 2011 were as follows:

	Three Months Ended		Nine Months Ended
	May 31, 2012	May 31, 2011	May 31, 2012	May 31, 2011
Inside the U.S.A. to unaffiliated customers	58.0%	66.8%	61.2%	63.4%
Outside the U.S.A. to:
Joint ventures in which the Company is a shareholder directly and indirectly	10.9	15.2	12.6	15.6
Unaffiliated customers	31.1	18.0	26.2	21.0
	100.0%	100.0%	100.0%	100.0%

Net sales by geographic location are based on the location of the customer.

Fees for services provided to joint ventures by geographic location as a percentage of total fees for services provided to joint ventures during the three and nine months ended May 31, 2012 and 2011 were as follows:

	Three Months Ended May 31,
	2012	% of Total Fees for Services Provided to Joint Ventures	2011	% of Total Fees for Services Provided to Joint Ventures
Japan	$260,026	35.4%	$324,185	20.0%
Germany	241,338	32.9%	279,125	17.2%
Sweden	141,257	19.2%	131,450	8.1%
France	128,480	17.5%	181,764	11.2%
Finland	127,344	17.3%	147,791	9.1%
United Kingdom	83,879	11.4%	84,573	5.2%
India	(492,602)	(67.1%)	250,116	15.4%
Other	244,615	33.4%	224,581	13.8%
	$734,337	100.0%	$1,623,585	100.0%

	Nine Months Ended May 31,
	2012	% of Total Fees for Services Provided to Joint Ventures	2011	% of Total Fees for Services Provided to Joint Ventures
Japan	$763,548	22.0%	$833,354	18.6%
Germany	742,171	21.3%	800,877	17.9%
Sweden	446,191	12.8%	425,561	9.5%
France	397,123	11.4%	505,354	11.3%
Finland	378,751	10.9%	414,567	9.3%
United Kingdom	244,017	7.0%	243,917	5.4%
India	(192,758)	(5.5%)	611,985	13.7%
Other	698,672	20.1%	641,899	14.3%
	$3,477,715	100.0%	$4,477,514	100.0%

* See the Financial Overview section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations for an explanation of the fees for services provided to joint ventures as they relate to the Company’s joint venture in India, Harita NTI Limited.

The following table sets forth the Company’s net sales for the three and nine months ended May 31, 2012 and 2011 by segment:

	Three Months Ended		Nine Months Ended
	May 31, 2012	May 31, 2011	May 31, 2012	May 31, 2011
ZERUST® sales	$7,220,258	$4,855,535	$16,243,683	$13,307,276
Natur-Tec® sales	584,646	245,243	1,367,663	670,061
Total net sales	$7,804,904	$5,100,778	$17,611,346	$13,977,337

The following table sets forth the Company’s cost of goods sold for the three and nine months ended May 31, 2012 and 2011 by segment:

		Three Months Ended				Nine Months Ended
	May 31, 2012	% of Product Sales*	May 31, 2011	% of Product Sales*	May 31, 2012	% of Product Sales*	May 31, 2011	% of Product Sales*
Direct cost of goods sold
ZERUST®	$3,046,644	42.2%	$2,758,270	56.8%	$8,074,031	49.7%	$7,288,098	54.8%
Natur-Tec®	501,749	85.8%	216,880	88.4%	1,160,014	84.8%	574,315	85.7%
Indirect cost of goods sold	595,121	—	483,701	—	1,599,027	—	1,293,375	—
Total net cost of goods sold	$4,143,514		$3,458,851		$10,833,072		$9,155,788

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

The geographical distribution of long-lived assets is set forth as follows:

	May 31, 2012	August 31, 2011
United States	$3,635,139	$3,499,518
Brazil	117,876	136,817
Consolidated	$3,753,015	$3,636,335

Long-lived assets consist primarily of property and equipment. These assets are periodically reviewed to assure the net realizable value from the estimated future production based on forecasted sales exceeds the carrying value of the assets.

12.           RESEARCH AND DEVELOPMENT

The Company expenses all costs related to product research and development as incurred.   The Company incurred $2,856,536 and $3,308,515 of expense during the nine months ended May 31, 2012 and 2011, respectively, in connection with its research and development activities.  These costs related to product research and development are net of reimbursements related to certain research and development contracts of $297,258 and $219,175 for the nine months ended May 31, 2012 and 2011, respectively.  The net fees are accounted for in the “Research and Development Expenses” section of the consolidated statements of operations.

The Company has certain research and development contracts.  The Company accrues proceeds received under such contracts and offsets research and development expenses incurred in equal installments over the timelines associated with completion of the contracts’ specific objectives and milestones. At May 31, 2012, the Company had deferred amounts in other accrued liabilities of $109,594 as the Company had received payment, but not yet performed under the obligations of the contract at that time.  As of August 31, 2011, the Company did not have any deferred amounts in other accrued liabilities at that time.

13.           COMMITMENTS AND CONTINGENCIES

On September 27, 2011, the Compensation Committee of the Board of Directors of the Company approved the material terms of an annual bonus plan for the Company’s executive officers and certain officers and employees for the fiscal year ending August 31, 2012.  For fiscal 2012 as in past years, the total amount available under the bonus plan will be up to 25% of the Company’s earnings before interest, taxes and other income (EBITOI) and will be $0 if EBITOI is below 70% of a pre-established target EBITOI for fiscal 2012.  Each plan participant’s percentage of the overall bonus pool will be based upon the number of plan participants, the individual’s annual base salary and the individual’s position and level of responsibility within the company.  In the case of each of the Company’s executive officer participants, 75% of the amount of their individual bonus payout will be determined based upon the Company’s actual EBITOI for fiscal 2012 compared to the pre-established target EBITOI for fiscal 2012 and 25% of the payout will be determined based upon such executive officer’s achievement of certain pre-established individual performance objectives.  The payment of bonuses under the plan are discretionary and may be paid to executive officer participants in both cash and shares of the Company’s common stock, the exact amount and percentages of which will be determined by the Company’s Board of Directors, upon recommendation of the Compensation Committee, after the completion of the Company’s consolidated financial statements for fiscal 2012.

There was $1,058,045 for management bonuses accrued for nine months ended May 31, 2012 compared to a management bonus accrual of $1,186,705 for the nine months ended May 31, 2011.

A subsidiary of the Company, NTI Facilities, Inc., leases property located at 23205 Mercantile Road, Beachwood, Ohio.  Remaining rentals payable under such leases are as follows: fiscal 2012 - $59,625; fiscal 2013 - $238,500; fiscal 2014 - $59,500 and thereafter - $0.

Three joint ventures accounted for 64.1% of the Company’s trade joint venture receivables at May 31, 2012. One joint venture accounted for 49.4% of the Company’s trade joint venture receivables at August 31, 2011.

From time to time, the Company is subject to various claims and legal actions in the ordinary course of its business.  The Company is not currently involved in any legal proceeding in which the Company believes, based on information currently available, that there is a reasonable possibility of a material loss.

14.           SUBSEQUENT EVENT

In June 2012, both the Company and the other 50% owner in Harita NTI Limited agreed to receive additional equity interest in consideration for outstanding fees for services receivable of $484,000 due to each party.

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

Petroleo Brasileiro S.A. (Petrobras), an oil company located in Brazil, has conducted extensive multi-year product field trials of NTIC’s ZERUST® rust and corrosion inhibiting products against competitive alternatives.  During fiscal 2010, Zerust Brazil received a Phase 1 contract for an initial implementation of $1.4 million (BRL$ 2.5 million) in ZERUST® products which was delivered in fiscal 2010 and fiscal 2011.  During fiscal 2011, Zerust Brazil signed a Phase 2 contract with Petrobras to supply $2.4 million (BRL$ 4.21 million) in ZERUST® products.  During fiscal 2012, Petrobras expanded this Phase 2 contract to supply an additional $657,000 (BRL$ 1.15 million) in ZERUST® products, bringing the total Phase 2 contract value to $3.1 million (BRL$ 5.36 million) in ZERUST® products.  Zerust Brazil delivered the entire balance of $2.45 million (BRL$ 4.38 million) of remaining product for the Phase 2 contracts to Petrobras in March 2012; and this revenue is reflected in NTIC’s net sales, excluding joint ventures, for the three and nine months ended May 31, 2012 and 2011.

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

Natur-Tec® bio-based and biodegradable plastics are manufactured using NTIC’s patented and/or proprietary technologies and are intended to replace conventional petroleum-based plastics.  The Natur-Tec® bioplastics portfolio includes biopolymer resin compounds which are available in several grades tailored for a variety of applications, such as blown-film extrusion, extrusion coating, injection molding and rigid, engineered plastics, and finished products, including shopping and grocery bags, lawn and leaf bags, can liners, pet waste collection bags, cutlery, packaging foam and coated paper products, which are engineered to be fully biodegradable in a composting environment.  In North America, NTIC markets its Natur-Tec® resin compounds and finished products primarily through a network of national and regional distributors and independent agents.  NTIC continues to see significant opportunities for finished bioplastic products and, therefore, continues to strengthen and expand its North American distribution network for finished Natur-Tec® bioplastic products. Internationally, NTIC sells its Natur-Tec® resin compounds and finished products both directly and through some of its joint venture arrangements, including in particular its joint venture in India, Harita NTI Limited (HNTI).

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

NTIC’s Joint Venture Network

NTIC participates, either directly or indirectly, in 24 active joint venture arrangements in North America, Europe and Asia.  Each of these joint ventures generally manufactures and markets products in the geographic territory to which it is assigned.  While most of NTIC’s joint ventures exclusively sell rust and corrosion inhibiting products, some of the joint ventures sell NTIC’s Natur-Tec® resin compounds.  NTIC historically has funded its joint venture investments with cash generated from operations.

NTIC’s receipt of funds from its joint ventures is dependent upon fees for services that NTIC provides to its joint ventures, based primarily on the revenues of the joint ventures, and NTIC’s receipt of dividend distributions from the joint ventures.  NTIC receives fees for services provided to its joint ventures based primarily on the net sales of the individual joint ventures.  The fees for services provided to joint ventures are determined based on either a flat fee or a percentage of sales depending on local laws and tax regulations.  With respect to NTIC’s primary joint venture in Germany (EXCOR), NTIC recognizes an agreed upon quarterly fee for such services.  With respect to NTIC’s ASEAN joint venture holding company (NTI ASEAN), NTIC does not receive a fee for such services, but rather receives a bi-annual dividend based on available cash.  NTIC recognizes equity income from its joint ventures based on the overall profitability of its joint ventures. Such profitability is subject to variability from quarter to quarter which, in turn, subjects NTIC’s earnings to variability from quarter to quarter.  The profits of NTIC’s joint ventures are shared by the respective joint venture owners in accordance with their respective ownership percentages.  NTIC typically owns only 50% or less of each of its joint venture entities and thus does not control the decisions of these entities regarding whether to pay dividends and, if paid, how much they should be in a given year.  The payment of a dividend by an entity is determined by a joint vote of the owners and is not at the sole discretion of NTIC.

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

Although NTIC owns a 62.5% ownership interest in Polymer Energy LLC, NTIC has not consolidated the Polymer Energy LLC joint venture in NTIC’s consolidated financial statements for the three and nine months ended May 31, 2012 or any prior period since Polymer Energy LLC has had limited activity since its inception in 2003 and NTIC believes that the impact of not consolidating this entity on NTIC’s consolidated financial statement has been immaterial.  No license fees were received by Polymer Energy LLC and no other financial activity took place during the three and nine months ended May 31, 2012, and accordingly, during such period, NTIC received and recorded no fees for services provided to joint ventures in its consolidated financial statements attributable to its ownership interest in Polymer Energy LLC.

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

NTIC’s consolidated net sales increased 53.0% and 26.0% during the three and nine months ended May 31, 2012 compared to the three and nine months ended May 31, 2011.  These increases were primarily a result of increased sales made by Zerust Brazil and increased sales of Natur-Tec® products and ZERUST® rust and corrosion inhibiting packaging products and services.  During the three and nine months ended May 31, 2012, 92.5% and 92.2% of NTIC’s consolidated net sales, respectively, were derived from sales of ZERUST® products and services, which increased 48.7% to $7,220,258 and 22.1% to $16,243,683 during the three and nine months ended May 31, 2012, respectively, compared to the same respective prior fiscal year periods due to increased demand from existing customers and the addition of new customers.  NTIC has focused its sales efforts of ZERUST® products and services by strategically targeting customers with specific corrosion issues in new market areas, including the oil and gas industry and other industrial sectors that offer sizable growth opportunities.  NTIC’s consolidated net sales for the three and nine months ended May 31, 2012 included $2,787,867 and $4,004,399, respectively, of sales made by Zerust Brazil, and of those sales, $2,300,139 and $2,451,000, respectively, in sales were made to the oil and gas industry sector in Brazil.    Overall demand for ZERUST® products and services depends heavily on the overall health of the markets in which NTIC sells its products, including in particular the automotive market.

During the three and nine months ended May 31, 2012, 7.5%  and 7.8%, respectively, of NTIC’s consolidated net sales were derived from sales of Natur-Tec® products compared to 4.8% during the three and nine months ended May 31, 2011.  Net sales of Natur-Tec® products increased 138.4% and 104.1% during the three and nine months ended May 31, 2012, respectively, compared to the three and nine months ended May 31, 2011.  These increases were due to increased sales to Natur-Tec® distributors on the West Coast of the United States.  NTIC has continued to strengthen and expand its West Coast distribution network in California, as well as expand its industrial distribution reach to geographical “green” hotspots such as Oregon, Washington, Minnesota and New England.  Additionally, NTIC has continued to target key national and regional retailers utilizing independent sales agents.  Demand for the Natur-Tec® products depends primarily on market acceptance and the extent of NTIC’s distribution network.

Cost of goods sold as a percentage of net sales decreased to 53.1% and 61.5% during the three and nine months ended May 31, 2012 compared to 67.8% and 65.5% during the three and nine months ended May 31, 2011, respectively, primarily as a result of increased sales by Zerust Brazil of higher average gross margin products.

NTIC’s equity in income of joint ventures increased 5.7% and decreased 3.2% to $1,822,972 and $4,405,327, respectively, during the three and nine months ended May 31, 2012 compared $1,724,477 and $4,549,267 during the three and nine months ended May 31, 2011.

During three months ended May 31, 2012, the shareholders of NTIC’s joint venture in India, Harita NTI Limited, waived past due fees for services from both fiscal 2011 and fiscal 2012 in the aggregate amount of $985,204.  Since the waiver of fees was taken by all shareholders mutually, such action did not directly impact the earnings of either NTIC or HNTI.  However, as a result of such action, NTIC recognized a reversal of fees for services provided to joint ventures of $492,602 and a corresponding increase in equity in income of joint ventures during the three months ended May 31, 2012.  The primary purpose of the waiver of fees was to strengthen HNTI’s working capital going forward.  In addition, in fiscal 2012, HNTI experienced write downs of an aggregate of USD$605,000 related to the write down to market value of a Polymer Energy unit that HNTI was previously attempting to sell.  As a result, during the nine months ended May 31, 2012, NTIC absorbed 50% of this loss and, accordingly, recognized a decrease in equity in income of $302,500 during the nine months ended May 31, 2012.

NTIC recognized a 54.8% and 22.3% decrease in fees for services provided to joint ventures during the three and nine months ended May 31, 2012 compared to the three and nine months ended May 31, 2011, respectively.  These decreases were primarily a result of the waiver of fees by the shareholders of HNTI as described previously and a 13.2% and 3.5% decrease in total net sales of NTIC’s joint ventures to $28,954,210 and $83,746,872 during the three and nine months ended May 31, 2012, respectively, compared to $33,339,304 and $86,744,626 for the three and nine months ended May 31, 2011, respectively.  Total net sales of NTIC’s joint ventures were adversely affected in part by the European sovereign debt crises, which NTIC believes adversely affected the net sales of NTIC’s European joint ventures as well as certain of NTIC’s other non-European joint ventures, and the weakening of the EURO and other currencies compared to the U.S. dollar.

NTIC’s total operating expenses increased slightly to $3,780,363 during the three months ended May 31, 2012 compared to $3,747,301 for the three months ended May 31, 2011 and increased slightly to $10,498,659 during the nine months ended May 31, 2012 compared to $10,420,333 for the nine months ended May 31, 2011.  These slight increases were primarily the result of increases in selling expenses, general and administrative expenses and expenses incurred in support of joint ventures, partially offset by decreases in research and development expenses, and reflected NTIC’s efforts to hold expenses stable given the uncertainties in the global economy.

NTIC expenses all costs related to product research and development as incurred.  NTIC incurred $1,067,454 and $2,856,536 of expense during the three and nine months ended May 31, 2012 and 2011, respectively, in connection with its research and development activities.  These represent net amounts after being reduced by reimbursements related to certain research and development contracts.  NTIC anticipates that it will spend between $3,900,000 and $4,100,000 in total during fiscal 2012 on research and development activities related to its new technologies.  This estimate is a net range after being reduced by anticipated reimbursements related to certain research and development contracts.

Net income attributable to NTIC increased 42.1% to $1,454,037, or $0.33 per diluted common share, for the three months ended May 31, 2012 compared to $1,023,549, or $0.23 per diluted common share, for the three months ended May 31, 2011.  Net income attributable to NTIC increased 5.1% to $3,018,987, or $0.68 per diluted common share, for the nine months ended May 31, 2012 compared to $2,872,369, or $0.66 per diluted common share, for the nine months ended May 31, 2011.  These increases were primarily the result of increases in sales and earnings of NTIC’s North American businesses as well as the increase in sales and earnings of NTIC’s subsidiary in Brazil, partially offset by decreases in income from NTIC’s joint ventures.  NTIC anticipates that its quarterly net income will remain subject to significant volatility primarily due to the financial performance of its joint ventures and sales of its ZERUST® products and services into the oil and gas industry and Natur-Tec® bioplastics products, which sales fluctuate more on a quarterly basis than the traditional ZERUST® business.

NTIC’s working capital was $11,367,393 at May 31, 2012, including $4,465,898 in cash and cash equivalents compared to $9,085,748 at August 31, 2011, including $3,266,362 in cash and cash equivalents.

Results of Operations

The following tables set forth NTIC’s results of operations for the three and nine months ended May 31, 2012 and 2011.

	Three Months Ended
	May 31, 2012	% of Net Sales	May 31, 2011	% of Net Sales	$ Change	% Change
Net sales, excluding joint ventures	$7,175,825	91.9%	$4,367,589	85.6%	$2,808,236	64.3%
Net sales, to joint ventures	629,079	8.1%	733,189	14.4%	(104,110)	(14.2%)
Cost of goods sold	4,143,514	53.1%	3,458,851	67.8%	684,663	19.8%
Equity in income of joint ventures	1,822,972	23.4%	1,724,477	33.8%	98,495	5.7%
Fees for services provided to joint ventures	734,337	9.4%	1,623,585	31.8%	(889,248)	(54.8%)
Selling expenses	1,270,996	16.3%	1,167,630	22.9%	103,366	8.9%
General and administrative expenses	1,147,744	14.7%	1,126,823	22.1%	20,921	1.9%
Expenses incurred in support of joint ventures	294,169	3.8%	244,959	4.8%	49,210	20.1%
Research and development expenses	$1,067,454	13.7%	$1,207,889	23.7%	$(140,435)	(11.6%)

	Nine Months Ended
	May 31, 2012	% of Net Sales	May 31, 2011	% of Net Sales	$ Change	% Change
Net sales, excluding joint ventures	$15,579,086	88.5%	$11,906,999	85.2%	$3,672,087	30.8%
Net sales, to joint ventures	2,032,260	11.5%	2,070,338	14.8%	(38,078)	(1.8%)
Cost of goods sold	10,833,072	61.5%	9,155,788	65.5%	1,677,284	18.3%
Equity in income of joint ventures	4,405,327	25.0%	4,549,267	32.6%	(143,940)	(3.2%)
Fees for services provided to joint ventures	3,477,715	19.8%	4,477,514	32.0%	(999,799)	(22.3%)
Selling expenses	3,393,564	19.3%	3,088,237	22.1%	305,327	9.9%
General and administrative expenses	3,518,569	20.0%	3,300,626	23.6%	217,943	6.6%
Expenses incurred in support of joint ventures	729,990	4.1%	722,955	5.2%	7,035	1.0%
Research and development expenses	$2,856,536	16.2%	$3,308,515	23.7%	$(451,979)	(13.7%)

Net Sales. NTIC’s consolidated net sales increased 53.0% and 26.0% to $7,804,904 and $17,611,346, respectively, during the three and nine months ended May 31, 2012 compared to the three and nine months ended May 31, 2011.  NTIC’s consolidated net sales to unaffiliated customers excluding NTIC’s joint ventures increased 64.3% and 30.8% to $7,175,825 and $15,579,086, respectively, during the three and nine months ended May 31, 2012 compared to the same respective prior year periods.  These increases were primarily a result of increased sales made by Zerust Brazil and increased sales of Natur-Tec® products and ZERUST® rust and corrosion inhibiting packaging products and services.  Net sales to joint ventures decreased 14.2% and 1.8% to $629,079 and $2,032,260 during the three and nine months ended May 31, 2012, respectively, compared to the same respective prior year periods.  These decreases correlated with the 13.2% and 3.5% decrease in total net sales of NTIC’s joint ventures for the three and nine months ended May 31, 2011.

The following table sets forth NTIC’s net sales by product category for the three and nine months ended May 31, 2012 and 2011 by segment:

	Three Months Ended		Nine Months Ended
	May 31, 2012	May 31, 2011	May 31, 2012	May 31, 2011
ZERUST® sales	$7,220,258	$4,855,535	$16,243,683	$13,307,276
Natur-Tec® sales	584,646	245,243	1,367,663	670,061
Total North American net sales*	$7,804,904	$5,100,778	$17,611,346	$13,977,337
__________________
*	Excludes net sales by NTIC’s joint ventures which are not combined with NTIC’s sales in NTIC’s consolidated financial statements or in any description of NTIC’s sales.

During the three and nine months ended May 31, 2012, 92.5% and 92.2% of NTIC’s consolidated net sales, respectively, were derived from sales of ZERUST® products and services, which increased 48.7% and 22.1% to $7,220,258 and $16,243,683 during the three and nine months ended May 31, 2012, respectively, compared to $4,855,535 and $13,307,276 during the same respective prior year periods, due primarily from increased demand from existing customers and the addition of new customers.  NTIC has focused its sales efforts of ZERUST® products and services by strategically targeting customers with specific corrosion issues in new market areas, including the oil and gas industry and other industrial sectors that offer sizable growth opportunities.

NTIC’s consolidated net sales during the three and nine months ended May 31, 2012 included $2,787,867 and $4,004,399, respectively, of sales made by Zerust Brazil, and of those sales, $2,300,139 and $2,451,000, respectively, in sales were made to the oil and gas industry sector in Brazil.

During the three and nine months ended May 31, 2012, 7.4% and 7.8% of NTIC’s consolidated net sales, respectively, were derived from sales of Natur-Tec® products, which increased 138.4% and 104.1% to $584,646 and $1,367,663 during the three and nine months ended May 31, 2012, respectively, compared to the three and nine months ended May 31, 2011.  These increases were due to increased sales to Natur-Tec® distributors on the West Coast of the United States.  NTIC has continued to strengthen and expand its West Coast distribution network in California, as well as expand its industrial distribution reach to geographical “green” hotspots such as Oregon, Washington, Minnesota and New England.  Additionally, NTIC has continued to target key national and regional retailers utilizing independent sales agents.  Demand for the Natur-Tec® products depends primarily on market acceptance and the extent of NTIC’s distribution network.

Cost of Goods Sold.  Cost of goods sold increased 19.8% and 18.3% for the three and nine months ended May 31, 2012, respectively, compared to the three and nine months ended May 31, 2011 primarily as a result of increased net sales as described above.  Cost of goods sold as a percentage of net sales decreased to 53.1% and 61.5% for the three and nine months ended May 31, 2012, respectively, compared to 67.8% and 65.5% for the three and nine months ended May 31, 2011, respectively, primarily as a result of increased sales by Zerust Brazil of higher average gross margin products.

Equity in Income of Joint Ventures. NTIC’s equity in income of joint ventures increased 5.7% and decreased 3.2% to $1,822,972 and $4,405,327, respectively, during the three and nine months ended May 31, 2012 compared $1,724,477 and $4,549,267 during the three and nine months ended May 31, 2011.  Of the total equity in income of joint ventures, NTIC had equity in income of joint ventures of $2,396,596 attributable to EXCOR during the nine months ended May 31, 2012 compared to $2,550,188 attributable to EXCOR during the nine months ended May 31, 2011.  Of the total equity in income of joint ventures, NTIC had equity in income of joint ventures of $1,076,230 attributable to NTI ASEAN during the nine months ended May 31, 2012 compared to $912,449 attributable to NTI ASEAN during the nine months ended May 31, 2011.  NTIC had equity in income of all other joint ventures of $932,501 during the nine months ended May 31, 2012 compared to $1,086,630 during the nine months ended May 31, 2011.  As previously described, NTIC’s equity in income of joint ventures was positively affected by the waiver of fees for services by the shareholders of NTIC’s joint venture in India, but negatively affected by the loss associated with the write down by HNTI of a Polymer Energy unit.

Fees for Services Provided to Joint Ventures.  NTIC recognized fee income for services provided to joint ventures of $734,337 and $3,477,715 during the three and nine months ended May 31, 2012, respectively, compared to $1,623,585 and $4,477,514 during the three and nine months ended May 31, 2011, respectively, representing a decrease of 54.8% and 22.3%, respectively.  These decreases were primarily a result of the waiver of fees by the shareholders of HNTI as described previously and a 13.2% and 3.5% decrease in total net sales of NTIC’s joint ventures to $28,954,210 and $83,746,872 during the three and nine months ended May 31, 2012, respectively, compared to $33,339,304 and $86,744,626 for the three and nine months ended May 31, 2011, respectively.  Total net sales of NTIC’s joint ventures were adversely affected in part by the European sovereign debt crises, which NTIC believes also adversely affected net sales of certain of NTIC’s other non-European joint ventures, as well as the  weakening of the EURO and other currencies compared to the U.S. dollar.  Sales of NTIC’s joint ventures are not included in NTIC’s product sales and are not combined with NTIC’s sales in NTIC’s consolidated financial statements or in any description of NTIC’s sales.

Of the total fee income for services provided to its joint ventures, fees of $742,170 were attributable to EXCOR during the nine months ended May 31, 2012 compared to $800,877 attributable to EXCOR during the nine months ended May 31, 2011.  This decrease was the result of foreign currency exchange rate fluctuations.  NTIC does not receive fees attributable to NTI ASEAN.  NTIC receives dividend payments based on fees paid from the joint ventures that comprise the NTI ASEAN investments.

NTIC sponsors a worldwide joint venture conference periodically in which all of NTIC’s joint ventures and subsidiaries are invited to participate.  NTIC defers a portion of its fees for services provided to joint ventures in each accounting period leading up to the next conference, reflecting that NTIC has not fully earned the payments received during that period.  The next joint venture conference is scheduled to be held in summer 2013.  No additional income during the three and nine months ended May 31, 2012 and 2011 was deferred related to this future conference since $288,000 had been accrued prior to such time, which represents the amount that NTIC expects to spend to hold the next conference.  This amount is based on the historical experience of NTIC, current conditions and the intentions of NTIC’s management.  NTIC does not anticipate deferring any additional fees for services provided to joint ventures until after the next conference.  The costs associated with these joint venture conferences are offset against the deferral as incurred, generally in the period in which the conference is held and immediately before.

Selling Expenses.  NTIC’s selling expenses increased 8.9% and 9.9% for the three and nine months ended May 31, 2012 compared to the same respective periods in fiscal 2011 due to increases in compensation and employee benefits, lab testing related expenses, commission expenses, travel and related expenses, and consulting expenses and selling expenses incurred at Zerust Brazil.  Selling expenses as a percentage of net sales decreased to 16.3% and 19.3% for the three and nine months ended May 31, 2012, from 22.9% and 22.1%, respectively, during the three and nine months ended May 31, 2011, due primarily to the increase in net sales, partially offset by the increase in selling expenses as previously described.

General and Administrative Expenses.  NTIC’s general and administrative expenses increased 1.9% and 6.6% for the three and nine months ended May 31, 2012 compared to the same respective periods in fiscal 2011 due to an increase in compensation and benefits expenses associated with an increase in headcount and annual performance raises, partially offset by a decrease in consulting expenses.  As a percentage of net sales, general and administrative expenses decreased to 14.7% and 20.0% for the three and nine months ended May 31, 2012 from 22.1% and 23.6% for the three and nine months ended May 31, 2011, respectively.

Expenses Incurred in Support of Joint Ventures.  Expenses incurred in support of NTIC’s joint ventures were $294,169 and $729,990 during the three and nine months ended May 31, 2012, respectively, compared to $244,959 and $722,955 during the three and nine months ended May 31, 2011, representing an increase of 20.1% and 1.0%, respectively.  These increases were due primarily to increased compensation and benefits expenses associated with increased headcount.

Research and Development Expenses.  NTIC’s research and development expenses decreased 11.6% and 13.7% for the three and nine months ended May 31, 2012 compared to the same respective periods in fiscal 2011.  The decreases were primarily due to decreases in consulting expenses partially offset by reimbursements related to certain research and development contracts.

Interest Income.  NTIC’s interest income increased to $15,726 and $36,417 during the three and nine months ended May 31, 2012, respectively, compared to $8,522 and $13,131 during the three and nine months ended May 31, 2011, respectively, primarily due to increased cash balances earning interest during the most recent periods.

Interest Expense.  NTIC’s interest expense decreased to $6,264 and $19,514 during the three and nine months ended May 31, 2012, respectively, compared to $7,880 and $53,355 during the three and nine months ended May 31, 2011, respectively, primarily due to lower average outstanding debt levels during the most recent periods.

Income Before Income Tax Expense.  Income before income tax expense increased to $2,454,623 and $4,200,035 for the three and nine months ended May 31, 2012, respectively, compared to $1,250,155 and $3,408,248 for the three and nine months ended May 31, 2011, respectively.

Income Tax Expense.  Income tax expense was $814,000 and $1,020,000 during the three and nine months ended May 31, 2012, respectively, compared $228,000 and $490,000 during the three and nine months ended May 31, 2011, respectively.   Income tax expense was calculated based on management’s estimate of NTIC’s annual effective income tax rate.  NTIC’s annual effective income tax rate during the three months ended May 31, 2012 and 2011 was lower than the statutory rate primarily due to NTIC’s equity in income of joint ventures being recognized based on after-tax earnings of these entities.  To the extent undistributed earnings of NTIC’s joint ventures are distributed to NTIC, it is not expected to result in any material additional income tax liability after the application of foreign tax credits. NTIC records a tax valuation allowance when it is more likely than not that some portion or all of its deferred tax assets will not be realized to reduce deferred tax assets to the amount expected to be realized.  NTIC determined based on all available evidence, including historical data and projections of future results, that it is more likely than not that all of its deferred tax assets, except for its foreign tax credit carryforwards and Minnesota state research and development credit carryforwards, will be fully realized and that NTIC’s deferred tax asset related to foreign tax credit carryforwards will not be realized due to insufficient federal taxable income within the carryforward period and the fact that for ordering purposes the foreign tax credit carryforwards are not allowed to be used until after any current year foreign tax credits are utilized.

Other Comprehensive Income - Foreign Currency Translations Adjustment.  The volatility of the foreign currency translations adjustment was due to the strengthening of the U.S. Dollar compared to the Euro and other foreign currencies during the three and nine months ended May 31, 2012 compared to the same respective periods in fiscal 2011.

Liquidity and Capital Resources

Sources of Cash and Working Capital.  As of May 31, 2012, NTIC’s working capital was $11,367,393, including $4,465,898 in cash and cash equivalents, compared to working capital of $9,085,748, including $3,266,362 in cash and cash equivalents, at August 31, 2011.

As of May 31, 2012, NTIC had a term loan with a principal amount of $1,028,563 outstanding that Northern Technologies Holding Company, LLC (NTI LLC) obtained from PNC Bank, National Association (PNC Bank) in connection with the purchase of NTIC’s corporate headquarters in September 2006.  The term loan matures on January 10, 2016, bears interest at an annual rate based on the daily LIBOR rate plus 2.15% and is payable in consecutive monthly installments equal to approximately $6,343 (inclusive of principal but exclusive of interest).  The term loan is secured by a first lien on the real estate and building owned by NTI LLC and all of the assets of NTIC and is guaranteed by NTIC.

As of May 31, 2012, NTIC also had a revolving line of credit with PNC Bank of $3,000,000 with no amounts outstanding as of such date.  The line of credit is evidenced by an amended and restated committed line of credit note in the principal amount of up to $3,000,000.  The line of credit has a $1,200,000 standby letter of credit subfacility, with any standby letters of credit issued thereunder being at the sole discretion of PNC Bank.  Any standby letters of credit issued under the subfacility are subject to customary fees and charges payable by NTIC.  At the option of NTIC, outstanding advances under the line of credit bear interest at either (a) an annual rate based on LIBOR plus 2.15% for the applicable LIBOR interest period selected by NTIC or (b) at the rate publicly announced by PNC Bank from time to time as its prime rate.  Interest is payable in arrears (a) for the portion of advances bearing interest under the prime rate on the last day of each month during the term thereof and (b) for the portion of advances bearing interest under the LIBOR option on the last day of the respective LIBOR interest period selected for such advance.  Any unpaid interest is payable on the maturity date.  As of May 31, 2012, the interest rate on the line of credit was 3.20%.

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

On January 10, 2012, NTIC and PNC Bank entered into a Waiver and First Amendment to Loan Documents pursuant to which NTIC and PNC Bank amended the loan agreement and other documents evidencing NTIC’s $3,000,000 line of credit with PNC Bank effective as of January 11, 2012 to extend the maturity date of the line of credit from January 10, 2012 to January 9, 2013, and waive a technical covenant default by NTIC to deliver a compliance certificate for the period ended November 30, 2011.  All other terms of the line of credit and the loan agreement and other documents evidencing the line of credit remain the same.  NTIC expects to remain in compliance with all loan agreement covenants during the remainder of fiscal 2012.

NTIC believes that a combination of its existing cash and cash equivalents, forecasted cash flows from future operations, anticipated distributions of earnings, anticipated fees to NTIC for services provided to its joint ventures, and funds available through existing or anticipated financing arrangements, will be adequate to fund its existing operations, investments in new or existing joint ventures, capital expenditures, debt repayments and any stock repurchases for at least the next 12 months.  During the remainder of fiscal 2012, NTIC expects to continue to invest in research and development and in marketing efforts and resources into the application of its corrosion prevention technology into the oil and gas industry and its Natur-Tec® bio-plastics business.  In order to take advantage of such new product and market opportunities to expand its business and increase its revenues, NTIC may decide to finance such opportunities by borrowing under its revolving line of credit or raising additional financing through the issuance of debt or equity securities.  There is no assurance that any financing transaction will be available on terms acceptable to NTIC or at all, or that any financing transaction will not be dilutive to NTIC’s current stockholders.

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

Uses of Cash and Cash Flows.  Net cash used in operating activities during the nine months ended May 31, 2012 was $1,172,924, which resulted principally from NTIC’s equity in income from joint ventures and increases in receivables, inventories and prepaid expenses and a decrease in accounts payables, accrued liabilities and income taxes payable, partially offset by NTIC’s net income, depreciation and amortization.  Net cash used in operating activities during the nine months ended May 31, 2011 was $1,813,381 which resulted principally from NTIC’s equity in income from joint ventures and increases in receivables, inventories and prepaid expenses and a decrease in accounts payables, partially offset by NTIC’s net income and increases in income taxes payable and accrued liabilities.

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

NTIC experienced a slight increase in receivables and inventory as of May 31, 2012 compared to August 31, 2011 due to the increase in net sales and a desire to stock more products to shorten lead times and anticipate customer demand.  Trade receivables excluding joint ventures as of May 31, 2012 increased $211,206 compared to August 31, 2011, primarily related to the increase in NTIC’s net sales.

Outstanding trade receivables excluding joint ventures balances as of May 31, 2012 decreased 14 days to an average of 35 days from balances outstanding from these customers as of August 31, 2011.

Outstanding trade receivables from joint ventures as of May 31, 2012 decreased $41,562 compared to August 31, 2011, primarily due to the timing of payments, which resulted in an increase of outstanding balances from trade receivables from joint ventures as of May 31, 2012 of 162 days from an average of 123 days from balances outstanding from these customers compared to August 31, 2011.  The significant average days outstanding of trade receivables from joint ventures as of May 31, 2012 were primarily due to the then receivable balance at NTIC’s joint venture in India and to a lesser extent NTIC’s joint venture in China.

Outstanding receivables for services provided to joint ventures as of May 31, 2012 decreased $199,871 compared to August 31, 2011, primarily resulting from reduced amounts receivable from NTIC’s joint venture in India which resulted in an increase of 124 days of fees receivable outstanding as of May 31, 2012 to an average of 242 days compared to August 31, 2011.

Net cash provided by investing activities for the nine months ended May 31, 2012 was $2,517,369, which was comprised of dividends received from joint ventures partially offset by additions to property and equipment and additions to patents.  Net cash provided by investing activities for the nine months ended May 31, 2011 was $2,287,585, which was comprised of dividends received from joint ventures and proceeds from sale of property and equipment partially offset by additions to property and equipment, additions to patents and investments in joint ventures.

Net cash provided by financing activities for the nine months ended May 31, 2012 was $13,361, which resulted from proceeds from NTIC’s employee stock purchase plan and, to a lesser extent, option exercises and, partially offset by principal payments on the bank loan for NTIC’s corporate headquarters buildings.  Net cash provided by financing activities for the nine months ended May 31, 2011 was $402,917, which resulted from proceeds from option exercises and, to a lesser extent, NTIC’s employee stock purchase plan, partially offset by principal payments on the bank loan for NTIC’s corporate headquarters buildings.

Capital Expenditures and Commitments.  NTIC had no material lease or other material capital commitments as of May 31, 2011, except a lease agreement entered into by NTI Facilities, Inc., a subsidiary of NTIC, for 16,994 square feet of office, manufacturing, laboratory and warehouse space in Beachwood, Ohio, requiring monthly payments of $17,500, which are adjusted annually according to the annual consumer price index, through November 2014.

NTIC spent approximately $402,620 on capital expenditures during the nine months ended May 31, 2012 and expects to spend an aggregate of approximately $1,200,000 on capital expenditures during fiscal 2012.  Such anticipated capital expenditures for fiscal 2012 relate primarily to the expansion of its laboratory facilities in Circle Pines, Minnesota and the purchase of new equipment.

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

At the option of NTIC, outstanding advances under NTIC’s $3,000,000 revolving line of credit with PNC Bank bear interest at either (a) an annual rate based on LIBOR plus 2.15% for the applicable LIBOR interest period selected by NTIC or (b) at the rate publicly announced by PNC Bank from time to time as its prime rate, and thus may subject NTIC to some market risk on interest rates.  As of May 31, 2012, NTIC had no borrowings under the line of credit.

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

•	NTIC’s ability to introduce new products and services that respond to changing market conditions and customer demand;

•	Market acceptance of NTIC’s existing and new products, especially in light of existing and new competitive products;

•	Maturation of certain existing markets for NTIC’s ZERUST® products and services and NTIC’s ability to grow market share and succeed in penetrating other existing and new markets;

•	Increased competition, especially with respect to NTIC’s ZERUST® products and services, and the effect of such competition on NTIC’s and its joint ventures’ pricing, net sales and margins;

•	NTIC’s reliance upon and its relationships with its distributors, independent sales representatives and joint ventures;

•	NTIC’s reliance upon suppliers, including in particular its single supply source for its base bioplastics resins;

•	The costs and effects of complying with laws and regulations and changes in tax, fiscal, government and other regulatory policies, including rules relating to environmental, health and safety matters;

•	The transition of the manufacturing of certain select ZERUST® rust and corrosion inhibiting products in house at NTIC’s corporate headquarters location in Circle Pines, Minnesota;

•	Unforeseen product quality or other problems in the development, production and usage of new and existing products;

•	Loss of or changes in executive management or key employees;

•	Ability of management to manage around unplanned events;

•	NTIC’s reliance on its intellectual property rights and the absence of infringement of the intellectual property rights of others;

•	Fluctuations in NTIC’s effective tax rate; and

•	NTIC’s reliance upon its management information systems.

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

Changes in Internal Control over Financial Reporting

There was no change in NTIC’s internal control over financial reporting that occurred during the quarter ended May 31, 2012 that has materially affected, or is reasonably likely to materially affect NTIC’s internal control over financial reporting.

PART II               OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Not applicable.

ITEM 1A.	RISK FACTORS

This Item 1A is inapplicable to NTIC as a smaller reporting company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Equity Securities

During the three months ended May 31, 2012, NTIC did not issue any shares of its common stock or other equity securities of NTIC that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

During the three months ended May 31, 2012, NTIC did not purchase any shares of its common stock or other equity securities of NTIC.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.                EXHIBITS

The following exhibits are being filed or furnished with this quarterly report on Form 10-Q:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101
The following materials from Northern Technologies International Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Financial Statements (furnished herewith)*

_____________________

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

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

Date:  July 12, 2012                                                                              Matthew C. Wolsfeld, CPA
Chief Financial Officer
(Principal Financial and Accounting Officer and
Duly Authorized to Sign on Behalf of the Registrant)

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101
The following materials from Northern Technologies International Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Financial Statements*
Furnished herewith

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