Form 10-K
period 2012-08-31
NORTHERN TECHNOLOGIES INTERNATIONAL CORP
filed 2012-11-21
CIK 875582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
______________________________
FORM 10-K
(Mark one)
[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2012

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The aggregate market value of the registrant’s common stock, excluding shares beneficially owned by affiliates, computed by reference to the closing sales price at which the common stock was last sold as of February 29, 2012 (the last business day of the registrant’s second fiscal quarter) as reported by the NASDAQ Global Market on that date was $57.0 million.

As of November 19, 2012, 4,418,487 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the registrant’s Proxy Statement for its 2013 Annual Meeting of Stockholders to be held January 17, 2013.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

ANNUAL REPORT ON FORM 10-K
FISCAL YEAR ENDED AUGUST 31, 2012

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

In fiscal 2012, 92.1% of NTIC’s consolidated net sales were derived from the sales of ZERUST® rust and corrosion inhibiting products and services.  NTIC’s ZERUST® rust and corrosion inhibiting products include plastic and paper packaging, liquids and coatings, rust removers and cleaners, diffusers and variations of these products designed specifically for the oil and gas industry.   NTIC’s also offers worldwide on-site technical consulting for rust and corrosion prevention issues.  NTIC’s technical service consultants work directly with the end users of NTIC’s ZERUST® rust and corrosion inhibiting products to analyze their specific needs and develop systems to meet their technical requirements.  In North America, NTIC sells its ZERUST® corrosion prevention solutions through a direct sales force as well as a network of independent distributors and agents.  Internationally, NTIC sells its ZERUST® corrosion prevention solutions through its majority owned Brazilian subsidiary, Zerust Prevenção de Corrosão S.A. (Zerust Brazil), and joint venture arrangements in Europe and Asia.

One of NTIC’s strategic initiatives is to expand into and penetrate other significantly larger markets for its ZERUST® corrosion prevention solutions.  For the past several years, NTIC has focused its sales and marketing efforts on the oil and gas industry since the infrastructure that supports that industry is typically constructed using metals that are highly susceptible to corrosion.  NTIC believes that its ZERUST® corrosion prevention solutions will minimize maintenance downtime on critical oil and gas industry infrastructure, extend the life of such infrastructure and reduce the risk of environmental pollution due to corrosion leaks.

Petroleo Brasileiro S.A. (Petrobras), an oil company located in Brazil, has conducted extensive multi-year product field trials of NTIC’s ZERUST® rust and corrosion inhibiting products.  During fiscal 2010, Zerust Brazil received a Phase I contract for an initial implementation of $1.4 million in ZERUST® products which was delivered in fiscal 2010 and fiscal 2011.  During fiscal 2011, Zerust Brazil signed a Phase 2 contract with Petrobras to supply $2.4 million in ZERUST® products.  During fiscal 2012, Petrobras expanded this Phase 2 contract to supply an additional $657,000 in ZERUST® products, bringing the total Phase 2 contract value to $3.1 million in ZERUST® products.  During early fiscal 2013, Zerust Brazil signed a Phase 3 contract with Petrobras to supply to supply $3.7 million in ZERUST® products.

NTIC is also pursuing opportunities to market its ZERUST® rust and corrosion prevention solutions to other targeted potential customers in the oil and gas industry across several countries through NTIC’s joint venture partners and other strategic partners.  NTIC believes the sale of its ZERUST® corrosion prevention solutions to customers in the oil and gas industry will involve a long sales cycle, likely including a one- to multi-year trial period with each customer and a slow integration process thereafter.

NTIC’s consolidated net sales for fiscal 2012 included $1.8 million in sales of Natur-Tec® bio-plastic resin compounds and finished products.  Natur-Tec® bio-based and biodegradable plastics are manufactured using NTIC’s patented and/or proprietary technologies and are intended to replace conventional petroleum-based plastics.  The Natur-Tec® bioplastics portfolio includes biopolymer resin compounds which are available in several grades tailored for a variety of applications, such as blown-film extrusion, extrusion coating, injection molding and rigid, engineered plastics, and finished products, including shopping and grocery bags, lawn and leaf bags, can liners, cutlery, packaging foam and bio-polymer coated paper products, which are engineered to be fully biodegradable in a composting environment.  In North America, NTIC primarily markets its Natur-Tec® resin compounds and finished products through a network of national and regional distributors and independent agents.  NTIC continues to see significant opportunities for finished bioplastic products and, therefore, continues to strengthen and expand its North American distribution network for finished Natur-Tec® bioplastic products. Internationally, NTIC sells its Natur-Tec® resin compounds and finished products both directly and through some of its joint venture arrangements, including in particular its joint venture in India, Harita NTI Limited (HNTI).

During fiscal 2012, HNTI and a major global apparel brand entered into an agreement for the supply by HNTI of compostable packaging for branded garments. In addition, HNTI is pursuing applications for bioplastics in food and personal care product packaging through alliances with several local partners in India. In fiscal 2011, NTIC entered into an agreement with Italy-based Naturfuels s.r.l. to distribute its Natur-Tec® bioplastic materials and products in the Italian market.  Under the terms of the distribution agreement, NTIC supplies Naturfuels with NTIC’s patented high-strength Natur-Tec® compostable film grade resin compounds to be used for the production of bio-plastic shopping and garbage bags on conventional plastic film production equipment.  In 2011, the Italian government passed legislation banning the use of non-biodegradable plastic shopping bags.  However, enforcement of this law has been delayed to allow Italian bag manufacturers to exhaust their current supply of conventional polyolefinic resins before completely changing to certified compostable resins.  As a result, resin sales to Naturfuels are not expected to have a material effect on NTIC’s operating results until mid fiscal 2013.

In fiscal 2012, NTIC also received two research grants totaling $1 million over two years. The first one was a National Science Foundation – Small Business Technology Transfer Phase II grant for the development of Advanced Polylactide (PLA) materials for biobased and biodegradable plastic products, and the second one was a Department of Defense – Small Business Innovation Research Phase II grant for the development of biobased and marine biodegradable non-plastic bags for use on U.S. Naval ships. Both these projects are being conducted in collaboration with Ramani Narayan, Ph.D., a current director of NTIC, at Michigan State University.

Joint Ventures

NTIC participates, either directly or indirectly, in 23 active joint venture arrangements in North America, Europe and Asia.  Each of these joint ventures generally manufactures and markets products in the geographic territory to which it is assigned.  While most of NTIC’s joint ventures exclusively sell rust and corrosion inhibiting products, some of the joint ventures sell NTIC’s Natur-Tec® resin compounds.  NTIC historically has funded its joint venture investments with cash generated from operations.

The following table sets forth a list of NTIC’s operating joint ventures as of November 19, 2012, the country in which the joint venture is organized and NTIC’s ownership percentage in each joint venture:

Joint Venture Name	Country	NTIC Percent (%) Ownership
TAIYONIC LTD.	Japan	50%
ACOBAL SAS	France	50%
ZERUST-NIC (TAIWAN) CORP.	Taiwan(1)	25%
EXCOR GMBH	Germany	50%
ZERUST SINGAPORE PTE. LTD	Singapore(1)	25%
ZERUST AB	Sweden	50%
MOSTNIC-ZERUST	Russia	50%
KOREA ZERUST CO., LTD.	South Korea	25%
ZERUST OY	Finland	50%
ZERUST (U.K.) LTD.	United Kingdom	50%
EXCOR-ZERUST S.R.O.	Czech Republic	50%
EXCOR SP. Z.O.O.	Poland	50%
ZERUST SPECIALTY TECH CO. LTD.	Thailand(1)	25%
TIANJIN ZERUST CO.	China(1)	25%
HARITA NTI LIMITED	India	50%
CHONG WAH-NTIA SDN. BHD.	Malaysia(1)	25%
NTIA ZERUST PHILIPPINES, INC.	Philippines(1)	25%
ZERUST A.Ş.	Turkey	50%
ZERUST CONSUMER PRODUCTS, LLC	United States	50%
ZERUST – DNEPR	Ukraine	50%
PT. CHEMINDO – NTIA	Indonesia(1)	25%
LENPROMTECHNOLOGIES, LLC	Russia	50%
MUTEC GMBH	Germany(2)	44%
____________________

(1)	Indirect ownership interest through NTI ASEAN, LLC.
(2)	Indirect ownership through Northern Instruments Corporation LLC.

NTIC typically owns a 50% ownership interest in each of its joint ventures.   However, NTIC owns a 50% ownership interest in NTI ASEAN, LLC for NTIC’s joint venture investments in the Association of Southeast Asian Nations (ASEAN) region, and thus owns less than 50% of each of the joint ventures held through NTI ASEAN, LLC.  Taiyo Petroleum Gas Co. Ltd., NTIC’s existing joint venture partner in Japan, owns the remaining 50% ownership interest in NTI ASEAN, LLC.

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

NTIC’s joint venture in Germany, EXCOR GmbH (EXCOR), and NTIC’s ASEAN joint venture holding company (NTI ASEAN) are considered significant to NTIC’s consolidated assets and income; and therefore, NTIC provides certain additional financial information regarding these entities in the notes to NTIC’s consolidated financial statements and elsewhere in this report.

NTIC’s receipt of funds from its joint ventures as a result of sales by its joint ventures is dependent upon NTIC’s receipt of dividend distributions from the joint ventures and NTIC’s receipt of fees for services that NTIC provides to its joint ventures based primarily on the revenues of the joint ventures.  The profits of NTIC’s joint ventures are shared by the respective joint venture owners in accordance with their respective ownership percentages.  NTIC typically owns 50% or less of each of its joint venture entities and does not control the decisions of these entities regarding whether to pay dividends and, if paid, how much the dividend should be in any given year.  NTIC’s equity in income from its joint ventures was $5,519,795 in fiscal 2012 compared to $5,536,243 in fiscal 2011, a decrease of 0.3%.  NTIC provides certain services to its joint ventures, including technical consulting, legal, insurance, technical and marketing services.  NTIC’s fee income for services provided to joint ventures was $4,622,912 in fiscal 2012 compared to $6,129,979 in fiscal 2011, a decrease of 24.6%, primarily as a result of decreased joint venture sales, which decreased 6.2% to $111,830,961 during fiscal 2012 compared to $119,276,553 during fiscal 2011, and a waiver of fees for services provided to the joint ventures by NTIC during the third quarter of fiscal 2012, as described in more detail later in this report. Sales by NTIC’s joint ventures are not included in the net sales of NTIC.  NTIC incurs direct expenses related to its joint ventures and in connection with NTIC’s provision of services to its joint ventures.  Such expenses include items such as employee compensation and benefits, travel, consulting, legal and lab supplies and testing expenses.  NTIC incurred $1,054,914 in direct joint venture expenses in fiscal 2012 compared to $1,000,576 in fiscal 2011, representing an increase of 5.4%.

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

Products

NTIC derives revenues directly and/or indirectly through its joint ventures from the following product lines:

ZERUST® Corrosion Prevention Solutions.  In fiscal 2012, 92.1% of NTIC’s consolidated net sales were derived from developing, manufacturing and marketing ZERUST® rust and corrosion inhibiting products and services.  Corrosion not only damages the appearance of metal products and components but also negatively impacts their mechanical performance.  This applies to the rusting of ferrous metals (iron and steel) and the deterioration by oxidation of nonferrous metals (aluminum, copper, brass, etc.).  NTIC’s ZERUST® corrosion prevention solutions include plastic and paper packaging, liquids and coatings, rust removers and cleaners, diffusers and variations of these products designed specifically for the oil and gas industry, as well as technical corrosion management and consulting services.

Plastic and Paper Packaging.  NTIC’s ZERUST® packaging products contain proprietary nontoxic chemical formulations that continuously release an invisible, odorless, safe and environmentally friendly corrosion inhibiting vapor into the enclosure that passivates metal surfaces and thereby inhibits rust and corrosion.  The corrosion-inhibiting protection is maintained as long as the metal products to be protected remain enclosed within the ZERUST® packaging.  Electron scanning shows that once the contents are removed from the ZERUST® package, the ZERUST® protection dissipates from the contents’ surfaces within two hours, leaving a clean, dry and corrosion-free metal component.  This mechanism of corrosion protection enables NTIC’s customers to easily package metal objects for rust-free shipment or long-term storage.  Furthermore, by eliminating costly greasing and degreasing processes and/or significantly reducing the use of oil coatings to inhibit corrosion, NTIC’s ZERUST® corrosion prevention solutions provide customers significant savings in labor, material and capital expenditures for equipment to apply, remove and dispose of oils and greases, as well as the attendant environmental problems, as compared to traditional methods of corrosion prevention.

NTIC developed the first means of combining volatile corrosion inhibiting chemical systems with polyethylene and polypropylene resins.  Combining ZERUST® chemical systems with polyethylene and polypropylene resins permitted NTIC to introduce a line of plastic packaging products in the form of low and high density polyethylene bags and shroud film, including stretch, shrink, skin and bubble cushioning film, thereby giving packaging engineers an opportunity to ship and store ferrous, nonferrous and mixed multi-metal products in a clean, dry and corrosion-free condition, with an attendant overall savings in total packaging cost.  In addition to plastic packaging, NTIC has developed additives to imbue kraft paper, corrugated cardboard, solid fiber and chipboard packaging materials with corrosion protection properties.  NTIC’s ZERUST® plastic and paper packaging products come in various thicknesses, strength enhancements, protection types, shapes and sizes. This product line also includes items such as ZERUST® gun cases and car covers, which are targeted at retail consumers.

Liquids and Coatings.  NTIC’s corrosion prevention solutions include a line of metal surface treatment liquids and coatings, which are oil, water and bio-solvent based, marketed under the Axxatec™, Axxanol™ and Z-Maxx brand names.  These liquids and coatings provide powerful corrosion protection in aggressive environments, such as salt air and humid high temperatures.  Products are formulated for most metal types and protection levels.

Rust Removers and Cleaners.  NTIC also sells rust removal and cleaning products designed to recover rusty parts by replacing labor-intensive, abrasive cleaners that damage surfaces and fail to remove rust from complex metal surfaces like the teeth of small gears under the ICT® and Axxaclean™ brand names.

Diffusers.  NTIC’s corrosion prevention solutions include a line of corrosion inhibiting vapor diffusers, such as ZERUST ICT® Vapor Capsules, ZERUST ICT® Plastabs® and ZERUST ICT® Cor-Tabs®, which are designed to protect metals within enclosures like switch gearboxes and  electronic cabinets.  Diffusers work by permeating the interior air of an enclosure with an invisible, odorless, non-toxic corrosion inhibiting vapor that protects metal surfaces within the distance of a certain specified “radius of protection” which lasts for one or two years depending on the model.  This invisible and dry protective layer revaporizes upon removal of the capsule from the enclosure, leaving all surfaces clean, dry, residue-free and corrosion-free.

ZERUST® Corrosion Prevention Solutions Designed Specifically for the Oil and Gas Industry.  NTIC has developed proprietary corrosion inhibiting solutions specifically for the mitigation of corrosion of the types of capital assets used in the petroleum and chemical process industries and is initially targeting the sale of these ZERUST® corrosion solutions to potential customers in the oil and gas industry.   The infrastructure that supports the oil and gas industry is predominantly constructed using metals that are highly susceptible to corrosion.  The industrial environment at these facilities usually contains compounds, including sulfides and chlorides, which cause aggressive corrosion.  This problem affects pipelines, petroleum storage tanks, spare parts in long-term storage, process and other critical equipment. In addition to the economic losses caused by actions like the replacement of parts and structures, maintenance and repairs, and product loss, there are significant costs associated with  production decreases caused by equipment down for repair and maintenance.  In addition, there are also considerable health, safety and environmental risks caused by corrosion that can greatly increase economic losses.  NTIC believes that its ZERUST® oil and gas corrosion prevention solutions will minimize maintenance downtime on critical oil and gas industry infrastructure, extend the life of such infrastructure and reduce the risk of environmental pollution due to product leaks caused by corrosion.

NTIC’s rust and corrosion inhibiting products for the oil and gas industry include ZERUST® Flange Savers,™ ZERUST® ReCAST-R VCI Dispensers and ZERUST® Zerion chemicals in addition to many of the traditional ZERUST® rust and corrosion inhibiting products previously described.

ZERUST® Flange Savers™ are specially designed covers that have been impregnated with a proprietary ZERUST® inhibitor formulation to provide corrosion protection for flanges, valves and welded joints.  Oil and gas pipeline segments are connected by flanges and welded joints of varying sizes, designs and materials.  These connection points often corrode under aggressive industrial environments and harsh operating conditions, thereby causing costly operational and safety problems.  ZERUST® Flange Savers™ are available in various sizes to accommodate different pipe diameters, pressure ratings and international standards for pipeline valves and flanges.

ZERUST® ReCAST-R VCI Dispensers protect the interior surfaces of aboveground storage tank roofs by delivering proprietary inhibitor formulations into the vapor space between the surface of the product and the tank roof.  Certain grades of oil that contain sulphur emit corrosive acid gas vapors that destroy the internal surfaces of aboveground storage tank roofs and their support structures above the product layer.  Aggressive pitting and crevice corrosion create holes in the tank tops that cause unsafe operating conditions and environmental problems.  Polymer based internal tank coatings decrease surface corrosion but have proven to be ineffective in preventing dangerous pitting and crevice corrosion, especially in the interstitial spaces between the roof and support structures.  The ZERUST® ReCAST-R solution is designed to extend the service life of a single tank roof to 25 years and beyond by forming a protective layer that prevents corrosion in highly aggressive environments.  Each system is tailored to a customer’s requirements, depending upon specific environmental conditions, product stored, tank diameter and type of metal and can be applied on both new and existing tank roofs.

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

During fiscal 2012, two of NTIC’s ZERUST® products designed for the oil and gas industry, ZERUST® Flange Savers™ and the ZERUST® ReCAST-R system, received Materials Performance magazine’s Readers’ Choice Corrosion Innovation of the Year Awards.  Materials Performance is published by NACE International, the world’s largest organization of professional engineers dedicated to the study, prevention and mitigation of corrosion.

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

Natur-Tec® Resin Compounds and Finished Products.  NTIC manufactures and sells a range of bio-based and biodegradable (compostable) polymer resin compounds and finished products under the Natur-Tec® brand. NTIC’s consolidated net sales for fiscal 2012 included $1,810,378 in sales of Natur-Tec® resin compounds and finished products.  In recent years, a combination of market drivers such as volatile petroleum prices, a desire to reduce dependence on foreign oil, increased environmental and sustainability awareness at the corporate and consumer level, improved technical properties and product functionality, as well as recent foreign, state and local governmental regulations banning the use of traditional, petroleum-based plastics or mandating the use of certain biodegradable or compostable products, have led to increased interest in sustainable, renewable resource based and compostable alternatives to traditional plastics.  The term “bio-plastics” encompasses a broad category of plastics that are either bio-based, which means derived from renewable resources such as corn or cellulosic/plant material or blends thereof, or are engineered to be fully biodegradable, or both.  According to Freedonia Research, the total market for all types of bio-plastic resins worldwide is estimated at $1 billion and is projected to grow to over $2.9 billion by 2015.

Resin Compounds.  Natur-Tec® resin compounds are produced by blending commercially available base resins, such as Ecoflex® from BASF or Ingeo® PLA from NatureWorks LLC and/or Bionolle® from Showa-Denko, with organic and inorganic fillers, and proprietary polymer modifiers and compatabilizers, using NTIC’s proprietary and patented ReX Process.  In this process, biodegradable polymers, natural polymers made from renewable resources, and organic and inorganic materials are reactively blended in the presence of proprietary compatibilizers and polymer modifiers to produce bio-based and/or biodegradable polymer resin formulations that exhibit unique and stable morphology.  Natur-Tec® resin compounds are engineered for high performance, ease of processing and reduced cost compared to most other bio-plastic materials, and can be processed by converters using conventional manufacturing processes and equipment.

Natur-Tec® resin compounds are available in several grades tailored for a variety of applications, such as blown-film extrusion, extrusion coating, injection molding and rigid, engineered plastics.  Natur-Tec® flexible film resin compounds are fully compostable and meet requirements of international standards for compostable plastics such as ASTM D6400 (U.S.) and EN 13432 (Europe), and are certified as 100% compostable by organizations including the Biodegradable Products Institute in the United States and AIB-Vincotte in Europe.  Natur-Tec® film resin compounds can be used to produce film for applications, such as bags, including compost bags, lawn and leaf bags, pet waste bags and carry-out bags, agricultural film and consumer and industrial packaging.  The Natur-Tec® compostable injection molding resin compounds are biobased and compostable and are designed to replace conventional plastic materials for injection molded plastic applications.  Natur-Tec® compostable injection molding resin compounds are manufactured using sustainable and renewable resources, per the ASTM D6866 standard which allows industry and consumers the opportunity to reduce or neutralize their carbon footprint, and are designed to meet the requirements of international standards for compostable plastics, such as ASTM D6400 and EN 13432.  Natur-Tec® compostable injection molding resin compounds can be used for injection molded plastic applications, such as cutlery, hangers, containers and packaging.  Natur-Tec® biobased injection molding resin compounds are made with at least 50% of biobased/renewable resource-based materials per the ASTM D6866 standard and are meant to enhance sustainability by replacing petroleum-based plastics.  Natur-Tec® also produces biobased injection molding resin compounds that are not designed or intended to biodegrade but rather aid in sustainability by requiring less energy for production and by reducing dependence on petroleum as a raw material.  Natur-Tec® biobased injection molding resin compounds exhibit the same properties as conventional plastic materials and can be used in applications, such as automotive components, consumer goods, electronics, medical products, furniture and packaging.

Finished Products.  Natur-Tec® finished products include totally biodegradable compost and trash bags, agricultural film and other single-use disposable products, such as compostable cutlery, food and consumer goods packaging that are currently marketed under the Natur-Bag® or Natur-Ware® brands.

The Natur-Bag® product line offers 10 different compostable bag sizes, from three gallons to 96 gallons.  The bags are available in various SKU configurations from retail packs that are sold to the consumer either through retail outlets or through online stores, and industrial case packs that are sold to commercial and industrial customers primarily through wholesalers and distributors.  The Natur-Bag® products are manufactured from the Natur-Tec® flexible film resin compounds and thus are fully biodegradable and compostable.

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

Internationally, NTIC has entered into several joint ventures and similar arrangements with foreign partners (either directly or through a holding company).  NTIC receives fees for providing technical support, marketing assistance and other services to its joint ventures based primarily on the revenues of the joint ventures in accordance with the terms of the joint venture arrangements.  Such services include consulting, legal, insurance, technical and marketing services.

With respect to the sales and marketing of ZERUST® rust and corrosion inhibiting products and services to the oil and gas industry, NTIC uses a combination of direct sales personnel, independent sales agents and its joint venture network.  However, since many of NTIC’s existing joint ventures do not have significant experience and contacts within the oil and gas industry, NTIC has formed one joint venture in Russia and may continue to form other new joint ventures to focus exclusively on the sale and marketing of ZERUST® rust and corrosion inhibiting products and services to this industry.  In addition, in an attempt to penetrate this industry within certain markets more quickly, NTIC has entered into certain sales and marketing agency agreements with specific organizations that have existing long term relationships with key oil and gas industry clients.  NTIC also engages in certain direct marketing activities to build its brand within the oil and gas industry, such as traditional advertising and direct mail campaigns and presence and participation at selected key trade shows and technical forums.  NTIC continues to believe the sale of its ZERUST® corrosion prevention solutions to customers in the oil and gas industry will involve a long sales cycle, likely including a one- to multi-year trial period with each customer and a slow integration process thereafter.

Natur-Tec® Resin Compounds and Finished Products.  In the United States, NTIC markets its Natur-Tec® resin compounds and finished products through a network of 27 national and regional distributors and independent manufacturer’s sales representatives and two NTIC direct sales employees as of August 31, 2012.  Target customers for Natur-Tec® finished products include individual consumers and commercial and institutional organizations such as corporations and universities. NTIC is also targeting key national and regional retailers utilizing independent sales agents.  Target customers for Natur-Tec® resin compounds include film extruders and injection molders who would purchase Natur-Tec® resin compounds to manufacture and sell their own finished bio-based, biodegradable or compostable end products, such as film, bags and cutlery.

Internationally, NTIC uses some of its joint ventures, including in particular, NTIC’s joint venture in India, and a network of seven distributors as of August 31, 2012 to market its Natur-Tec® resin compounds and finished products.

Competition

ZERUST® Corrosion Prevention Solutions.  While NTIC is unaware of any third parties with which NTIC competes on a worldwide basis with respect to its corrosion prevention solutions, NTIC does compete with several third parties on a regional basis.  NTIC evaluates competing rust and corrosion inhibiting products on an ongoing basis.  Some of NTIC’s competitors are established companies that may have financial, marketing and other resources substantially greater than those of NTIC.  As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or devote greater resources to the promotion and sale of their products than NTIC.  With respect to its rust and corrosion inhibiting products, NTIC competes on the basis of product innovation, quality and reliability, product support, customer service, reputation as well as price.  Some of these companies may have achieved significant market acceptance of their competing products and brand recognition.  NTIC, however, believes it has an advantage over most of its competitors as a result of NTIC’s technical innovation and its value added service.  NTIC attempts to provide its customers with the highest level of technical service and applications engineering in addition to ZERUST® rust and corrosion inhibiting products.  Nonetheless, the commoditization of certain of NTIC’s ZERUST® rust and corrosion inhibiting products have led and may continue to lead to decreased pricing and lower margins on such products.  In addition, because the barriers to entry are low, additional competitors, including plastic extrusion companies, may emerge, which likely would lead to the further commoditization of NTIC’s rust and corrosion inhibiting products.

With respect to NTIC’s corrosion prevention solutions for use in the oil and gas industry, NTIC’s primary barrier to entry is a combination of conservatism, complacency, confidence in old approaches as well as the complexity of the buying organizations.  Some of NTIC’s competitors with respect to its traditional ZERUST® rust and corrosion inhibiting products also compete in the oil and gas industry.  NTIC also faces competition from new suppliers who provide alternative approaches to corrosion prevention, some of which have a significant market presence and more years of experience and credibility in the oil and gas industry.  Original equipment manufacturer (OEM) suppliers to the oil and gas industry present a new market vertical for NTIC’s traditional industrial ZERUST® products.

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

NTIC spent $3,875,581 in fiscal 2012 and $4,364,109 in fiscal 2011 in connection with its research and development activities.  NTIC anticipates that it will spend between $3,500,000 and $3,800,000 in fiscal 2013 on research and development activities.  These amounts are net of reimbursements related to certain research and development contracts.  Such reimbursements totaled $365,940 and $219,175 in fiscal 2012 and fiscal 2011, respectively.  Most of NTIC’s research and development contracts under which NTIC received reimbursements during fiscal 2012 were in connection with developing corrosion prevention solutions for the oil and gas industry, and to a lesser extent, U.S. government or other grants or awards in connection with developing future potential Natur-Tec® products.

During fiscal 2009, Zerust Brazil entered into a multi-year contract with Petrobras to install and service proprietary corrosion protection technologies on the roofs of an initial set of aboveground oil storage tanks at the Petrobras REDUC refinery in Rio de Janeiro, Brazil.  Also during fiscal 2009, NTIC signed multiple joint research and development contracts with Petrobras’s research and development group at the Leopoldo Américo Miguez de Mello Research & Development Center (CENPES) pursuant to which the parties undertook a 20-month Petrobras funded effort to explore, understand and resolve bottom plate corrosion issues in aboveground storage tanks. A second 12-month Petrobras sponsored project also occurred aimed at field trials of certain pipeline protection technologies. These initiatives, which continued during fiscal 2012, are designed to help mitigate corrosion for critical oil and gas industry infrastructure, such as storage tanks and pipelines.

NTIC was awarded three National Science Foundation (NSF) awards -- one in June 2009 as a Phase I Small Business Technology Transfer (STTR) grant for $150,000 on advanced polylactide materials for biobased and biodegradable products, the second in September 2009 as a Phase I Small Business Innovation Research (SBIR) grant for an additional $150,000 on “Biobased coatings for corrosion protection” and a third in November 2011 as a Phase II SBIR grant of $500,000 for the development of advanced polylactide materials for biobased and biodegradable plastic products.  The Phase I projects were completed in June 2010 and have helped NTIC develop biobased technologies for new innovative applications in the ZERUST® and Natur-Tec® business areas. The research and technology development was conducted in collaboration with Ramani Narayan, Ph.D., a current director of NTIC, and Michigan State University. NTIC plans to use modified polylactic acid chemistries developed at Michigan State University to expand its product portfolio with enhanced solutions for bioplastics packaging.

During fiscal 2010, NTIC was awarded money from the U.S. Department of Defense for a Phase I Small Business Innovation Research contract worth $70,000 to develop non-plastic marine biodegradable waste bags for the U.S. Navy.  NTIC collaborated with the U.S. Army Natick labs and Michigan State University on this project.  In November 2011, NTIC was awarded a Department of Defense Small Business Innovation Research Phase II grant of $500,000 for the ongoing development and commercialization of biobased and marine biodegradable non-plastic bags for the U.S. Navy.

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

In addition to seeking patent protection, NTIC maintains an extensive portfolio of trademarks in countries where NTIC has a presence directly or through its joint ventures.  NTIC continuously pursues new trademark applications of strategic interest worldwide.  NTIC owns the following U.S. registered trademarks: NTI®, NTI & Globe Design, ZERUST®, EXCOR®, ICT®, Z-CIS®, COR TAB®, PLASTABS®, MATCH-TECH®, COR/SCI®, NIC®, NATUR-TEC®, NATUR-TEC & Design®, NATUR-BAG® and NATUR-WARE®.  NTIC also has a registered trademark on the use of the Color Yellow with respect to corrosion inhibiting packaging.  Furthermore, NTI®, ZERUST®, The ZERUST People®, EXCOR®, the Color Yellow®, NTI ASEAN® and COR/SCI®, as well as other marks have been registered in the European Union with several new applications pending.

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

Manufacturing

NTIC’s ZERUST® rust and corrosion inhibiting products are manufactured according to NTIC’s specifications primarily by selected sub-contractors and joint ventures under trade secrecy agreements and/or license agreements.  During fiscal 2013, NTIC expects to manufacture certain select new ZERUST® rust and corrosion inhibiting products in house at its corporate headquarters location in Circle Pines, Minnesota in order to improve the speed and quality of product development and technical support.

NTIC’s joint venture in India produces NTIC’s Natur-Tec® resin compounds at a compounding facility in Chennai, India.  Depending upon future demand for NTIC’s Natur-Tec® resin compounds, NTIC may need to open an additional compounding facility to produce its Natur-Tec® resin compounds.  The resin compounds produced in India can be shipped to any facility around the world where they then can be converted into a finished product, such as a bag or piece of cutlery.  NTIC’s Natur-Tec® finished products are manufactured using NTIC’s Natur-Tec® resin compounds by selected sub-contractors.  Because of an increasing trend for customers to buy American made products and products that have a reduced or neutral carbon footprint, NTIC has developed alternative United States based sub-contracted production capability for its Natur-Tec® finished products.

NTIC is ISO 9001 certified with respect to the manufacturing of its products.  NTIC believes that the process of ISO 9001 certification serves as an excellent total quality management tool, enabling NTIC to ensure consistency in the performance of its products.  In addition, because potential customers may prefer or require manufacturers to have achieved ISO certification, such ISO certifications may provide NTIC with certain competitive advantages.

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

Backlog

NTIC had an order backlog of $620,000 as of August 31, 2012 compared to $400,000 as of August 31, 2011.  These are orders that are held by NTIC pending release instructions from the customers to be used in just-in-time production.  Customers generally place orders on an “as needed” basis and expect delivery within a relatively short period of time.

Employees

As of August 31, 2012, NTIC had 55 full-time employees located in the United States, consisting of 22 in sales and marketing, 14 in research and development and lab, 10 in administration, eight in production and one responsible for international coordination.  As of August 31, 2012, NTIC’s majority owned Brazilian subsidiary had 12 full-time employees.  There are no unions representing NTIC’s employees and NTIC believes that its relations with its employees are good.

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

Forward-Looking Statements

This report contains or incorporates by reference not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by those sections.  In addition, NTIC or others on its behalf may make forward-looking statements from time to time in oral presentations, including telephone conferences and/or web casts open to the public, in press releases or reports, on NTIC’s Internet web sites or otherwise.  All statements other than statements of historical facts included in this report that address activities, events or developments that NTIC expects, believes or anticipates will or may occur in the future are forward-looking statements including, in particular, the statements about NTIC’s guidance, plans, objectives, strategies and prospects regarding, among other things, its financial condition, results of operations and business.  NTIC has identified some of these forward-looking statements with words like “believe,” “may,” “could,” “would,” “might,” “forecast,” “possible,” “potential,” “project,” “will,” “should,” “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate,” “approximate” or “continue,” and other words and terms of similar meaning.  The use of future dates is also an indication of a forward-looking statement.  Forward-looking statements may be contained in the notes to NTIC’s consolidated financial statements and elsewhere in this report, including under the heading “Part II.  Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Disruption and turmoil in global credit and financial markets, which may be exacerbated by the inability of certain countries to continue to service their sovereign debt obligations, and the possible negative implications of such events to the global economy, may negatively impact NTIC’s business, operating results and financial condition.

The downgrade of the U.S. credit rating and the possibility that certain European Union member states will default on their debt obligations have contributed to significant uncertainty about the stability of global credit and financial markets.  The credit and economic conditions within certain European Union countries in particular, including Greece, Ireland, Italy, Portugal and Spain, have contributed to the instability in global credit and financial markets.  The possibility that such EU member states will default on their debt obligations, the uncertainty regarding international and the European Union’s financial support programs, the possibility that other EU member states may experience similar financial troubles and the austerity measures that have been implemented by certain EU members states could further disrupt global credit and financial markets.  While the ultimate outcome of these events cannot be predicted, it is possible that such events could have a negative effect on the global economy as a whole, and the business, operating results and financial condition of NTIC and its joint ventures, in particular.  For example, if the European sovereign debt crisis continues or worsens, the negative implications to the global economy and NTIC and its joint ventures could be significant.  Approximately 61% of the $111.8 million in net sales of our joint ventures during fiscal 2012 was to customers based in Europe.  A deterioration of economic conditions in such countries likely would have an adverse effect the net sales of NTIC’s joint ventures and, accordingly, NTIC’s equity in income from joint ventures, fees for services provided to joint ventures and receipt of dividend distributions from its joint ventures.  In addition, if the European sovereign debt crisis continues or worsens, the value of the Euro and other European currencies could deteriorate, which could negatively impact the business, operating results and financial condition of NTIC and its joint ventures in light of the substantial operations of its joint ventures and the revenues its joint ventures derive from customers in the European Union.  Tightening of the credit and financial markets could negatively impact the ability of companies to borrow money from their existing lenders, obtain credit from other sources or raise financing to fund their operations.  This could negatively impact the ability of NTIC’s customers and the customers of NTIC’s joint ventures to purchase NTIC’s products, suppliers’ ability to provide NTIC and its joint ventures with materials and components and the ability of NTIC and its joint ventures, if needed, to finance operations on commercially reasonable terms, or at all.  Any or all of these events could negatively impact NTIC’s business, operating results and financial condition.

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

Global credit and financial markets also in the recent past have experienced disruptions, including diminished liquidity and credit availability and rapid fluctuations in market valuations.  NTIC’s business also has been affected by these conditions and is likely to be affected by them in the future, and there is no certainty that recent improvements in economic conditions will continue, or that economic conditions will not deteriorate further.  These uncertainties affect businesses such as NTIC’s in a number of ways, making it difficult to accurately forecast and plan its future business activities and financial performance.  For example, the ability of NTIC’s customers to borrow money from their existing lenders or to obtain credit from other sources to purchase NTIC’s products has been and may continue to be impaired.  In addition, although NTIC maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers, distributors and joint ventures to make required payments and such losses historically have been within NTIC’s expectations and the provisions established, NTIC cannot guarantee that it will continue to experience the same loss rates that it has in the past, especially if continued weaknesses in the worldwide economy persist or worsen.  A significant change in the liquidity or financial condition of NTIC’s customers, distributors or joint ventures could cause unfavorable trends in NTIC’s receivable collections and additional allowances may be required, which could adversely affect NTIC’s operating results.  In addition, weaknesses in the worldwide economy may adversely impact the ability of suppliers to provide NTIC with materials and components, which could adversely affect NTIC’s business and operating results.  NTIC is unable to predict the prospects for a global economic recovery, but the longer the duration of such adverse and uncertain economic conditions, the greater the risks NTIC faces in operating its business.

NTIC’s liquidity and financial position rely on the receipt of fees for services provided to its joint ventures and dividend distributions from its joint ventures. No assurance can be provided that NTIC will continue to receive such fees and dividend distributions in amounts NTIC historically has received or anticipates to receive.

NTIC conducts business, either directly or indirectly through several joint venture arrangements that operate in North America, Europe and Asia.  Each of these joint ventures manufactures, markets and sells finished products in the geographic territory that it is assigned. NTIC’s receipt of funds as a result of sales by its joint ventures is dependent upon NTIC’s receipt of fees for services that NTIC provides to its joint ventures based primarily on the revenues of the joint ventures and NTIC’s receipt of dividend distributions from its joint ventures based on the profitability of its joint ventures.  NTIC’s liquidity and financial position rely on NTIC’s receipt of fees for services that NTIC provides to its joint ventures and dividend distributions from its joint ventures.  During fiscal 2012, NTIC recognized $4,622,912 in fees and $3,060,545 in dividend distributions from its joint ventures.  During fiscal 2011, NTIC received $6,129,979 in fees and $2,838,437 in dividend distributions from its joint ventures.  Because NTIC typically owns only 50% or less of each of its joint venture entities, NTIC does not control the decisions of these entities regarding whether to pay dividends and, if paid, how much they should be in any given year.  Thus, NTIC cannot guarantee that any of its joint ventures will pay dividends in any given year.  The failure of NTIC’s joint ventures to declare dividends or the failure of NTIC to receive fees for services provided to joint ventures in amounts typically expected by NTIC could adversely affect NTIC’s liquidity and financial position.

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

NTIC’s ZERUST® rust and corrosion inhibiting products and services generate a significant portion of NTIC’s net sales and the net sales of NTIC’s joint ventures.  During fiscal 2012, 92.1% of NTIC’s consolidated net sales were derived from sales of ZERUST® rust and corrosion inhibiting products and services.  While the net sales of NTIC’s joint venture are not included in NTIC’s net sales on NTIC’s consolidated financial statements, NTIC’s receipt of fees for services that NTIC provides to its joint ventures and NTIC’s receipt of dividend distributions from its joint ventures is based primarily on the revenues and profitability of the joint ventures.  Accordingly, if sales of these products and services were to decline due to increased competition, the introduction of a new disruptive technology or otherwise, NTIC’s operating results would be adversely affected.

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

In an effort to increase net sales, NTIC has expanded the marketing of its corrosion prevention solutions into the oil and gas industry, and expanded its product lines to include its Natur-Tec® resin compounds and finished products.  The majority of NTIC’s research and development expense in fiscal 2012 was spent in connection with research and development activities related to these two strategic initiatives.  NTIC expects to continue to invest additional research and development and marketing efforts and resources into these strategic initiatives.  No assurance can be provided, however, that such strategic initiatives will be successful or that NTIC will be successful in obtaining additional revenue as a result of them.  The introduction of new products into new markets takes significant resources and there can be no assurance that NTIC is dedicating a sufficient amount of resources to ensure the success of these strategic initiatives.  NTIC believes that the sale of its ZERUST® rust and corrosion inhibiting products and services into the oil and gas industry, in particular, will involve a long sales cycle, likely including a one- to multi-year trial period with each customer and a slow integration process thereafter.  This long sales cycle may cause NTIC’s management, stockholders and investors to lose faith in the business opportunities for NTIC’s ZERUST® rust and corrosion inhibiting products and services in the oil and gas industry.

The expansion of NTIC’s corrosion prevention solutions into the oil and gas industry and the continued launch of NTIC’s Natur-Tec® resin compounds and finished products may require additional capital in the future, which may not be available or may be available only on unfavorable terms.  In addition, any equity financings may be dilutive to NTIC’s stockholders.

The expansion of NTIC’s corrosion prevention solutions into the oil and gas industry and the continued launch of NTIC’s Natur-Tec® resin compounds and finished products will continue to require significant resources during fiscal 2013 and beyond.  To the extent that NTIC’s existing capital, including amounts available under its revolving line of credit or other then existing financing arrangements, is insufficient to meet these requirements, NTIC may raise additional capital through financings or additional borrowings. Any equity or debt financing, if available at all, may be on terms that are not favorable to NTIC and any equity financings could result in dilution to NTIC’s stockholders.

NTIC’s strategy of expanding its corrosion prevention solutions into the oil and gas industry and continuing its launch of its Natur-Tec® bioplastics resin compounds and finished products is risky and may not prove to be successful, which could harm NTIC’s operating results and financial condition.

NTIC’s strategy of expanding its corrosion prevention solutions into the oil and gas industry and continuing its launch of its Natur-Tec® bioplastics resin compounds and finished products, either directly or indirectly through joint ventures and independent distributors and agents, is risky and subject to all of the risks inherent in the establishment of a new business enterprise, including:

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

NTIC relies on suppliers for certain raw materials and components used in its products.  For reasons of quality assurance, cost effectiveness or availability, NTIC procures certain raw materials and components from sole or limited source suppliers.  NTIC generally acquires such raw materials and components through purchase orders placed in the ordinary course of business, and as a result, NTIC does not have a significant inventory of these materials and components and does not have any guaranteed or contractual supply arrangements with many of these suppliers for these materials and components.  NTIC’s dependence on third-party suppliers involves several risks, including limited control over pricing, availability, quality and delivery schedules, as well as manufacturing yields and costs.  Suppliers of such raw materials and components may decide, or be required, for reasons beyond NTIC’s control to cease supplying such raw materials and components to NTIC or to raise their prices.  Shortages of raw materials, quality control problems, production capacity constraints or delays by suppliers could negatively affect NTIC’s ability to meet its production obligations and result in increased prices for affected parts.  Any such shortage, constraint or delay may result in delays in shipments of products or components, which could adversely affect NTIC’s net sales and other operating results, and its reputation.  From time to time, materials and components used in NTIC’s products are subject to allocation because of shortages of these materials and components.  With respect to NTIC’s Natur-Tec® resin compounds and finished products, there are a limited number of suppliers of the base resins used to manufacture NTIC’s Natur-Tec® resin compounds and finished products, and in the past, NTIC has experienced some delay in obtaining such base resins.  In addition, a number of raw materials and purchased parts used in NTIC’s rust and corrosion inhibiting products and Natur-Tec® finished products are sourced from suppliers who currently serve as NTIC’s sole source of supply for these components.  Future shortages of materials and components could cause delayed shipments and customer dissatisfaction and adversely affect net sales.

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

NTIC’s international business, which is conducted primarily through its joint ventures and Zerust Brazil, requires management attention and financial resources and exposes NTIC to difficulties and risks presented by international economic, political, legal, accounting and business factors.

NTIC sells products and services directly, through its majority-owned subsidiary, Zerust Brazil, and via a network of joint ventures, independent distributors, manufacturer’s sales representatives and agents in over 55 countries, including countries in North America, South America, Europe, Asia and the Middle East.  One of NTIC’s strategic objectives is the continued expansion of its international operations.  The expansion of NTIC’s existing international operations and entry into additional international markets require management attention and financial resources.

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

Many of the countries in which NTIC sells its products directly or indirectly through Zerust Brazil, its joint ventures, distributors, representatives and agents are, to some degree, subject to political, economic and/or social instability.  NTIC’s international operations expose NTIC and its joint venture partners, distributors, representatives and agents to risks inherent in operating in foreign jurisdictions.  These risks include:

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

Because the functional currency of NTIC’s foreign operations is the applicable local currency, NTIC is exposed to foreign currency exchange rate risk arising from transactions in the normal course of business.  NTIC’s principal exchange rate exposure is with the Euro, the Japanese yen, Indian Rupee, Chinese yuan, Korean won and the English pound against the U.S. dollar.  NTIC’s fees for services provided to its joint ventures and dividend distributions from these foreign entities are paid in foreign currencies; and thus, fluctuations in foreign currency exchange rates could result in declines in NTIC’s earnings.  Any changes in foreign currency exchange rates would be reflected as a foreign currency translation adjustment and would not change NTIC’s equity in income of joint ventures reflected in its consolidated statements of operations.  NTIC does not hedge against its foreign currency exchange rate risk.

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

The sale of ZERUST® rust and corrosion inhibiting products into the oil and gas industry is especially risky in light of the hazards typically associated with such operations and the significant amount of potential liability involved, which could adversely affect NTIC’s business if ZERUST® rust and corrosion inhibiting products are involved, even if the cause of such events was not related to NTIC’s products.

Because NTIC sells its ZERUST® rust and corrosion inhibiting products into the oil and gas industry, NTIC is subject to some of the risks and hazards typically associated with such operations, including hazards such as fire, explosion, blowouts, cratering, unplanned gas releases and spills, each of which could be claimed to be attributed to the failure of NTIC’s products to perform as anticipated.  If such events occur and NTIC’s products are involved, NTIC’s business and operating results may suffer even if the cause of such events was not related to NTIC’s products.

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

NTIC expects to transition the manufacturing of certain select ZERUST® rust and corrosion inhibiting products in house at its corporate headquarters location in Circle Pines, Minnesota during fiscal 2013 which could adversely affect the supply of such products if the transition does not proceed smoothly.

During fiscal 2013, NTIC expects to transition the manufacturing of certain select ZERUST® rust and corrosion inhibiting products in house at its corporate headquarters location in Circle Pines, Minnesota in order to improve the speed and quality of product development and technical support.  If such transition does not proceed smoothly, it could affect the supply of such products and adversely affect NTIC’s business and operating results.

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

In addition, NTIC relies substantially on trade secrets and proprietary know-how that it seeks to protect, in part, by confidentiality agreements with its employees, and consultants.  These agreements may be breached and NTIC may not have adequate remedies for any such breach.  Even if these confidentiality agreements are not breached, NTIC’s trade secrets may otherwise become known or be independently developed by competitors.

NTIC may not achieve projected goals and objectives in the time periods that NTIC anticipates or announces publicly, which could have an adverse effect on NTIC’s business and could cause its stock price to decline.

NTIC sets goals and objectives for, and makes public statements regarding, the timing of certain accomplishments and milestones regarding its business, such as its progress in selling its ZERUST® rust and corrosion inhibiting products and services to customers in the oil and gas industry, the progress and timing of its various field trials with prospective customers in the oil and gas industry, its ability to increase sales of its Natur-Tec® resin compounds and finished products, and other developments and milestones.  The actual timing of these events can vary dramatically due to a number of factors including without limitation delays or failures in current field trials, the amount of time, effort and resources committed to the sales and marketing of NTIC’s products and services by NTIC and its current and potential future distributors and agents and the uncertainties inherent in introducing new products and services.  As a result, there can be no assurance that NTIC will succeed in achieving its projected goals and objectives in the time periods that NTIC anticipates or announces publicly.  The failure to achieve such projected goals and objectives in the time periods that NTIC anticipates or announces publicly could have an adverse effect on NTIC’s business, disappoint investors and analysts and cause its stock price to decline.

NTIC also discloses from time to time projected financial information, including its anticipated annual net sales and net earnings.  These financial projections are based on management’s current expectations and do not contain any margin of error or cushion for any specific uncertainties, or for the uncertainties inherent in all financial forecasting.  The failure to achieve such financial projections could have an adverse effect on NTIC’s business, disappoint investors and analysts and cause its stock price to decline.

NTIC is exposed to risks relating to its evaluation of its internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Sarbanes-Oxley Act of 2002 and related and other regulations implemented by the SEC and the NASDAQ Stock Market, are creating challenges for publicly-held companies, including NTIC.  NTIC’s efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.  In particular, NTIC’s efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding NTIC’s assessment of its internal control over financial reporting have required and will continue to require the expenditure of significant financial and managerial resources.  Although NTIC’s management concluded that NTIC’s internal control over financial reporting was effective as of August 31, 2012, no assurance can be provided that NTIC’s management will reach a similar conclusion as of any later date or that NTIC’s independent registered public accounting firm will agree with management’s conclusions in the event NTIC becomes an “accelerated filer” under SEC rules and NTIC’s independent registered public accounting firm is required to attest to management’s report on its internal control over financial reporting.

NTIC’s compliance with accounting principles generally accepted in the United States of America and any changes in such principles might adversely affect NTIC’s operating results and financial condition.  Any requirement to consolidate NTIC’s joint ventures or subject them to compliance with the internal control provisions of the Sarbanes-Oxley Act of 2002 could adversely affect NTIC’s operating results and financial condition.

If there were a change in accounting rules and NTIC were required to fully consolidate its joint ventures or if NTIC’s joint ventures otherwise would be required to be consolidated with NTIC or be in compliance with the internal control provisions of the Sarbanes-Oxley Act of 2002, NTIC and the individual joint venture would incur significant additional costs.  In addition, other accounting pronouncements issued in the future could have a material cost associated with NTIC’s implementation of such new accounting pronouncements.

If NTIC becomes an “accelerated filer” under SEC rules, NTIC will be subject to additional burdensome SEC disclosure and other rules and regulations, which may cause NTIC to incur additional costs to comply with such rules and regulations and the non-compliance of which may have an adverse effect on NTIC’s operating results.

If NTIC becomes an “accelerated filer” under SEC rules, NTIC will be subject to additional burdensome SEC disclosure and other rules and regulations, such as additional financial statement requirements with respect to NTIC’s joint ventures, the requirement of NTIC’s independent registered public accounting firm to attest to NTIC’s management’s report on the effectiveness of NTIC’s internal control over financial reporting and the requirement of NTIC to comply with certain additional disclosures rules and regulations, including the requirement to include additional executive compensation disclosures in NTIC’s proxy statement in connection with its annual meeting of stockholders.  If NTIC does not comply with such additional rules and regulations, the results may have an adverse effect on NTIC’s operating results.

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

The market price and trading volume of NTIC’s common stock price has fluctuated over a wide range during the past year or so.  During fiscal 2012, the sale price of NTIC’s common stock ranged from a low of $9.60 per share to a high of $16.48 per share, and the daily trading volume ranged from zero shares to 30,257 shares.  It is likely that the price and trading volume of NTIC’s common stock will continue to fluctuate in the future.  The securities of small capitalization companies, including NTIC, from time to time experience significant price and volume fluctuations, often unrelated to the operating performance of these companies.  Securities class action litigation is sometimes brought against a company following periods of volatility in the market price of its securities or for other reasons.  NTIC may become the target of similar litigation.  Securities litigation, whether with or without merit, could result in substantial costs and divert management’s attention and resources, which could harm NTIC’s business, financial condition, and operating results, as well as the market price of its common stock.

A large percentage of NTIC’s outstanding common stock is held by insiders, and, as a result, the trading market for NTIC’s common stock is not as liquid as the stock of other public companies.

As of November 19, 2012, NTIC had 4,418,487 shares of common stock outstanding, of which 18.3% of these outstanding shares were beneficially owned by directors, executive officers, principal stockholders and their respective affiliates.  The stock of companies with a substantial amount of stock held by insiders is usually not as liquid as the stock of other public companies where insider ownership is not as concentrated.  Thus, the trading market for shares of NTIC’s common stock may not be as liquid as the stock of other public companies.

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

Although in the past NTIC has paid dividends on its common stock, NTIC has not done so since fiscal 2005.  The payment of any future dividends will be determined by NTIC’s Board of Directors in light of conditions then existing, including NTIC’s earnings (if any), financial condition, cash requirements, restrictions in financing agreements, business conditions and other factors.  NTIC’s Board of Directors currently does not anticipate paying a dividend on NTIC’s common stock in the near future, but rather intends to retain all of its earnings for the foreseeable future to finance the operation and expansion of its business.  As a result, NTIC’s stockholders will only receive a return on their investment in NTIC’s common stock if the market price of NTIC’s common stock increases.

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

As of November 19, 2012, Inter Alia Holding Company, or Inter Alia, beneficially owned approximately 13.6% of NTIC’s outstanding common stock.  Inter Alia is an entity partially owned by G. Patrick Lynch, NTIC’s President and Chief Executive Officer and a director, as well as three other members of the Lynch family.  Mr. Lynch shares voting and dispositive power of shares of NTIC’s common stock held by Inter Alia with the other owners.  As a result of his share ownership through Inter Alia and his position as President and Chief Executive Officer and a director of NTIC, Mr. Lynch may be able to influence the affairs and actions of NTIC, including matters requiring stockholder approval, such as the election of directors and approval of significant corporate transactions.  The interests of Mr. Lynch and Inter Alia may differ from the interests of NTIC’s other stockholders.  This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of NTIC, could deprive NTIC’s stockholders of an opportunity to receive a premium for their common stock as part of a sale or merger of NTIC and may negatively affect the market price of NTIC’s common stock.  Transactions that could be affected by this concentration of ownership include proxy contests, tender offers, mergers or other purchases of common stock that could give stockholders the opportunity to realize a premium over the then-prevailing market price for shares of NTIC’s common stock.

Future equity issuances by NTIC may have dilutive and other effects on NTIC’s existing stockholders.

As of November 19, 2012 there were 4,418,487 shares of NTIC’s common stock outstanding, and in addition, security holders held options, which, if vested and exercised, would obligate NTIC to issue up to 297,896 additional shares of common stock.  It is expected that such shares, when NTIC issues them upon exercise, will be available for immediate resale in the public market.  The market price of NTIC’s common stock could fall as a result of sales of these shares of common stock due to the increased number of shares available for sale in the market.  Any issuances by NTIC of equity securities may be at or below the prevailing market price of NTIC’s common stock and may have a dilutive impact on NTIC’s existing stockholders. These issuances or other dilutive issuances also would cause NTIC’s net income per share, if any, to decrease in future periods. As a result, the market price of NTIC’s common stock could decrease.

Item 1B.	UNRESOLVED STAFF COMMENTS

This Item 1B is inapplicable to NTIC as a smaller reporting company.

Item 2.	PROPERTIES

NTIC’s principal executive offices, production facilities and domestic research and development operations are located at 4201 Woodland Road, Circle Pines, Minnesota 55014.  In purchasing the real estate and 40,000 square feet building in which its corporate headquarters is located, Northern Technologies Holding Company, LLC (NTI LLC) obtained a term loan, which is secured by a first lien on the real estate and building and all of the assets of NTIC and is guaranteed by NTIC.

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

From time to time, NTIC is subject to various claims and legal actions in the ordinary course of its business.  NTIC is not currently involved in any legal proceeding in which NTIC believes that there is a reasonable possibility of a material loss.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT

The two individuals named below have been designated by NTIC’s Board of Directors as “executive officers” of NTIC.  Their ages and the offices held, as of November 19, 2012, are as follows:

Name	Age	Position with NTIC
G. Patrick Lynch	45	President and Chief Executive Officer

Matthew C. Wolsfeld	38	Chief Financial Officer and Corporate Secretary

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

Other corporate officers of NTIC, their ages and the offices held, as of November 19, 2012, are as follows:

Name	Age	Position with NTIC
Prof. Efim Ya. Lyublinski	74	Vice President and Director of New Technologies and Applications Engineering

Vineet R. Dalal	42	Vice President and Director – Global Market Development – Natur-Tec®

Gautam Ramdas	38	Vice President and Director – Global Market Development – Oil & Gas

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

Vineet R. Dalal, an employee of NTIC since 2004, has served as Vice President and Director – Global Market Development – Natur-Tec® since November 2005.  Prior to joining NTIC, Mr. Dalal was a Principal in the Worldwide Product Development Practice of PRTM, a management consultancy to technology based companies (now part of PricewaterhouseCoopers Management Consulting).  In this position, Mr. Dalal consulted to several Fortune 500 companies, in the areas of product strategy, Product Lifecycle Management (PLM) and technology management.  Prior to that, Mr. Dalal held positions in program management and design engineering at National Semiconductor Corporation in Santa Clara, California.  Mr. Dalal received an M.B.A. degree from the University of Michigan Business School in Ann Arbor, Michigan.  He also holds an M.S. degree in Electrical and Computer Engineering from Oregon State University, and a B.Eng. degree in Electronics Engineering from Karnatak University, India.

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

Market Information

NTIC’s common stock is listed for trading on the NASDAQ Global Market under the symbol “NTIC.”  The following table sets forth the high and low daily sales prices for NTIC’s common stock, as reported by the NASDAQ Global Market, for the fiscal quarter indicated:

	High	Low
Fiscal 2012
Fourth Quarter	$12.38	$9.60
Third Quarter	16.48	10.51
Second Quarter	16.39	11.57
First Quarter	16.45	13.25

Fiscal 2011
Fourth Quarter	$20.87	$15.05
Third Quarter	16.77	13.18
Second Quarter	16.50	12.27
First Quarter	15.00	9.00

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

Number of Record Holders

As of August 31, 2012, there were 263 record holders of NTIC’s common stock.  This does not include shares held in “street name” or beneficially owned.

Recent Sales of Unregistered Equity Securities

NTIC did not issue any shares of its common stock or any other equity securities of NTIC that were not registered under the Securities Act of 1933, as amended, during the fourth quarter of fiscal year ended August 31, 2012.

Issuer Purchases of Equity Securities

NTIC did not purchase any shares of its common stock or any other equity securities of NTIC during the fourth quarter of fiscal year ended August 31, 2012.

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

•	Financial Overview. This section provides a brief summary of NTIC’s financial results and financial condition for fiscal 2012.

•	Sales and Expense Components. This section provides a brief description of the significant line items in NTIC’s consolidated statements of operations.

•	Results of Operations. This section provides an analysis of the significant line items in NTIC’s consolidated statements of operations.

•	Liquidity and Capital Resources. This section provides an analysis of NTIC’s liquidity and cash flows and a discussion of NTIC’s outstanding debt and other commitments.

•	Off-Balance Sheet Arrangements. This section describes NTIC’s material off-balance sheet arrangements.

•	Inflation and Seasonality. This section describes the effects of inflation and seasonality, if any, on NTIC’s business and operating results.

•	Market Risk. This section describes material market risks to which NTIC is subject.

•	Related Party Transactions. This section describes any material related party transactions to which NTIC is a party.

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

One of NTIC’s strategic initiatives is to expand into and penetrate other markets for its ZERUST® corrosion prevention solutions.  For the past several years, NTIC has focused its sales and marketing efforts on the oil and gas industry since the infrastructure that supports that industry is typically constructed using metals that are highly susceptible to corrosion.  NTIC believes that its ZERUST® corrosion prevention solutions will minimize maintenance downtime on critical oil and gas industry infrastructure, extend the life of such infrastructure and reduce the risk of environmental pollution due to corrosion leaks.

Petroleo Brasileiro S.A. (Petrobras), an oil company located in Brazil, has conducted extensive multi-year product field trials of NTIC’s ZERUST® rust and corrosion inhibiting products against competitive alternatives.  During fiscal 2010, Zerust Brazil received a Phase 1 contract for an initial implementation of $1.4 million (BRL$ 2.5 million) in ZERUST® products which was delivered in fiscal 2010 and fiscal 2011.  During fiscal 2011, Zerust Brazil signed a Phase 2 contract with Petrobras to supply $2.4 million (BRL$ 4.21 million) in ZERUST® products.  During fiscal 2012, Petrobras expanded this Phase 2 contract to supply an additional $657,000 (BRL$ 1.15 million) in ZERUST® products, bringing the total Phase 2 contract value to $3.1 million (BRL$ 5.36 million) in ZERUST® products.  During early fiscal 2013, Zerust Brazil signed a Phase 3 contract with Petrobras to supply $3.7 million (BRL$ 7.5 million) in ZERUST® products.

NTIC is also pursuing opportunities to market its ZERUST® rust and corrosion prevention solutions to other targeted potential customers in the oil and gas industry across several countries through NTIC’s joint venture partners and other strategic partners.  NTIC believes the sale of its ZERUST® corrosion prevention solutions to customers in the oil and gas industry will involve a long sales cycle, likely including a one- to multi-year trial period with each customer and a slow integration process thereafter.

Natur-Tec® bio-based and biodegradable plastics are manufactured using NTIC’s patented and/or proprietary technologies and are intended to replace conventional petroleum-based plastics.  The Natur-Tec® bioplastics portfolio includes biopolymer resin compounds which are available in several grades tailored for a variety of applications, such as blown-film extrusion, extrusion coating, injection molding and rigid, engineered plastics, and finished products, including shopping and grocery bags, lawn and leaf bags, can liners, pet waste collection bags, cutlery, packaging foam and coated paper products, which are engineered to be fully biodegradable in a composting environment.  In North America, NTIC primarily markets its Natur-Tec® resin compounds and finished products through a network of national and regional distributors and independent agents.  NTIC continues to see significant opportunities for finished bioplastic products and, therefore, continues to strengthen and expand its North American distribution network for finished Natur-Tec® bioplastic products. Internationally, NTIC sells its Natur-Tec® resin compounds and finished products both directly and through some of its joint venture arrangements, including in particular its joint venture in India, Harita NTI Limited (HNTI).

During fiscal 2012, HNTI and a major global apparel brand entered into an agreement for the supply by HNTI of compostable packaging for branded garments. In addition, HNTI is pursuing applications for bioplastics in food and personal care product packaging through alliances with several local partners in India. During fiscal 2011, NTIC entered into an agreement with Italy-based Naturfuels s.r.l. to distribute its Natur-Tec® bioplastic materials and products in the Italian market.  Under the terms of the distribution agreement, NTIC supplies Naturfuels with NTIC’s patented high-strength Natur-Tec® compostable film grade resin compounds to be used for the production of bio-plastic shopping and garbage bags on conventional plastic film production equipment. In 2011, the Italian government passed legislation banning the use of non-biodegradable plastic shopping bags. However, enforcement of this law has recently been delayed to allow Italian bag manufacturers to exhaust their current supply of conventional polyolefinic resins before completely changing to certified compostable resins.  As a result, resin sales to Naturfuels are not expected to have a material effect on NTIC’s operating results until mid-fiscal 2013.

NTIC’s Joint Venture Network

NTIC participates, either directly or indirectly, in 23 active joint venture arrangements in North America, Europe and Asia.  Each of these joint ventures generally manufactures and markets products in the geographic territory to which it is assigned.  While most of NTIC’s joint ventures exclusively sell rust and corrosion inhibiting products, some of the joint ventures sell NTIC’s Natur-Tec® resin compounds.  NTIC historically has funded its joint venture investments with cash generated from operations.

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

NTIC’s consolidated net sales increased 16.7% during the fiscal 2012 compared to fiscal 2011.  This increase was primarily a result of increased sales made by Zerust Brazil and increased sales of Natur-Tec® products and ZERUST® rust and corrosion inhibiting packaging products and services.  During fiscal 2012, 92.1% of NTIC’s consolidated net sales were derived from sales of ZERUST® products and services, which increased 13.1% to $20,971,275 during fiscal 2012 compared to $18,542,523 during fiscal 2011 due to increased demand from existing customers and the addition of new customers.  NTIC has focused its sales efforts of ZERUST® products and services by strategically targeting customers with specific corrosion issues in new market areas, including the oil and gas industry and other industrial sectors that offer sizable growth opportunities.  NTIC’s consolidated net sales for fiscal 2012 included $4,543,982 of sales made by Zerust Brazil, and of those sales, $2,466,000 in sales were made to the oil and gas industry sector in Brazil.  Overall demand for ZERUST® products and services depends heavily on the overall health of the markets in which NTIC sells its products, including in particular the automotive market.

During fiscal 2012, 7.9% of NTIC’s consolidated net sales were derived from sales of Natur-Tec® products compared to 5.0% during fiscal 2011.  Net sales of Natur-Tec® products increased 84.0% during fiscal 2012 compared to fiscal 2011.  This increase was due to increased sales to Natur-Tec® distributors in the United States.  NTIC has continued to strengthen and expand its West Coast distribution network in California, as well as expand its industrial distribution reach to geographical “green” hotspots such as Oregon, Washington, Minnesota and New England.  Additionally, NTIC has continued to target key national and regional retailers utilizing independent sales agents.  Demand for the Natur-Tec® products depends primarily on market acceptance and the extent of NTIC’s distribution network

Cost of goods sold as a percentage of net sales decreased to 63.8% during fiscal 2012 compared to 65.4% during fiscal 2011 primarily as a result of increased sales by Zerust Brazil of higher average gross margin products.

NTIC’s equity in income of joint ventures decreased 0.3% to $5,519,795 during fiscal 2012 compared to $5,536,243 during fiscal 2011. During fiscal 2012, the shareholders of NTIC’s joint venture in India, Harita NTI Limited, waived past due fees for services from both fiscal 2011 and fiscal 2012 in the aggregate amount of $985,204.  Since the waiver of fees was taken by all shareholders mutually, such action did not directly impact the earnings of either NTIC or HNTI.  However, as a result of such action, NTIC recognized a reversal of fees for services provided to joint ventures of $492,602 and a corresponding increase in equity in income of joint ventures during fiscal 2012.  The primary purpose of the waiver of fees was to strengthen HNTI’s working capital going forward.  In addition, in fiscal 2012, HNTI experienced write downs of an aggregate of $905,000 related to the write down to market value of a Polymer Energy unit that HNTI was previously attempting to sell.  As a result, during fiscal 2012, NTIC absorbed 50% of this loss and, accordingly, recognized a decrease in equity in income of $452,500 during fiscal 2012.

NTIC recognized a 24.6% decrease in fees for services provided to joint ventures during fiscal 2012 compared to fiscal 2011.  This decrease was primarily a result of the waiver of fees by the shareholders of HNTI as described previously and a 6.2% decrease in total net sales of NTIC’s joint ventures to $111,830,961 during fiscal 2012 compared to $119,276,553 for fiscal 2011.  Total net sales of NTIC’s joint ventures were adversely affected in part by the European sovereign debt crises, which NTIC believes adversely affected the net sales of NTIC’s European joint ventures as well as certain of NTIC’s other non-European joint ventures, and the weakening of the EURO and other currencies compared to the U.S. dollar.

NTIC’s total operating expenses increased slightly 0.2% or $27,134 to $13,825,806 during fiscal 2012 compared to $13,798,672 for fiscal 2011 primarily as a result of an increase in selling expenses, general and administrative expenses and expenses incurred in support of joint ventures, partially offset by decreases in research and development expenses, and reflected NTIC’s efforts to hold expenses stable given the uncertainties in the global economy.

NTIC expenses all costs related to product research and development as incurred.  NTIC incurred $3,875,581 and $4,364,109 of expense during fiscal 2012 and 2011, respectively, in connection with its research and development activities.  These represent net amounts after being reduced by reimbursements related to certain research and development contracts.  Such reimbursements totaled $365,940 and $219,175 for fiscal 2012 and fiscal 2011, respectively.  NTIC anticipates that it will spend between $3,500,000 and $3,800,000 in total during fiscal 2013 on research and development activities related to its new technologies.  This estimate is a net range after being reduced by anticipated reimbursements related to certain research and development contracts.

Net income attributable to NTIC decreased 11.6% to $3,448,196, or $0.78 per diluted common share, for fiscal 2012 compared to $3,900,120, or $0.89 per diluted common share, for fiscal 2011.  This decrease was primarily the result of increased sales and earnings of NTIC’s North American businesses as well as the increase in sales and earnings of NTIC’s subsidiary in Brazil, partially offset by decreases in income from NTIC’s joint ventures.  NTIC anticipates that its quarterly net income will remain subject to significant volatility primarily due to the financial performance of its joint ventures and sales of its ZERUST® products and services into the oil and gas industry and Natur-Tec® bioplastics products, which sales fluctuate more on a quarterly basis than the traditional ZERUST® business

NTIC’s working capital was $10,061,081 for fiscal 2012, including $4,137,547 in cash and cash equivalents compared to $9,085,748 in fiscal 2011, including $3,266,362 in cash and cash equivalents.  NTIC expects to meet its future liquidity requirements during at least the next 12 months by using its existing cash and cash equivalents, forecasted cash flows from future operations, distributions of earnings and service fees to NTIC from its joint ventures and funds available through existing or anticipated financing arrangements.  NTIC also may decide to raise additional financing to help fund its new businesses through the issuance of debt or equity securities.

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

NTIC sponsors a worldwide joint venture conference periodically every few years in which all of NTIC’s joint ventures are invited to participate.  The next joint venture conference is scheduled to be held in the summer of 2013.  NTIC defers a portion of its fees for services provided to joint ventures in each accounting period leading up to the next conference, reflecting that NTIC has not fully earned the payments received during that period.  The amount deferred is based on the historical experience of NTIC, current conditions and the intentions of NTIC’s management.  The costs associated with these joint venture conferences are offset against the deferral as incurred, generally in the period in which the conference is held and immediately before.

In prior years, fees for services provided to joint ventures also included license fees received by Polymer Energy LLC and distributed by Polymer Energy LLC to NTIC.

Selling Expenses.  Selling expenses consist primarily of sales commissions and support costs for NTIC’s direct sale and distribution system, and marketing costs.

General and Administrative Expenses.  General and administrative expenses consist primarily of salaries and benefits, and other costs for NTIC’s executives, accounting, stock based compensation, finance, legal, information technology and human resources functions.

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

Income Tax Expense.  Income tax expense includes federal income taxes, income tax in foreign jurisdictions, state income tax and changes to NTIC’s deferred tax valuation allowance.  NTIC utilizes the liability method of accounting for income taxes which requires an asset and liability approach to financial accounting and reporting for income taxes.  Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  NTIC records a tax valuation allowance when it is more likely than not that some portion or all of its deferred tax assets will not be realized.  NTIC makes this determination based on all available evidence, including historical data and projections of future results.  Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Results of Operations

Fiscal Year 2012 Compared to Fiscal Year 2011

The following table sets forth NTIC’s results of operations for fiscal 2012 and fiscal 2011.

	Fiscal 2012	% of Net Sales	Fiscal 2011	% of Net Sales	$ Change	% Change
Net sales, excluding joint ventures	$20,227,719	88.8%	$16,594,004	85.0%	$3,633,715	21.9%
Net sales, to joint ventures	2,553,934	11.2%	2,932,523	15.0%	(378,589)	(12.9)%
Cost of goods sold	14,528,785	63.8%	12,768,640	65.4%	1,760,145	13.8%
Equity in income of joint ventures	5,519,795	24.2%	5,536,243	28.4%	(16,448)	(0.3)%
Fees for services provided to joint ventures	4,622,912	20.3%	6,129,979	31.4%	(1,507,067)	(24.6)%
Selling expenses	4,585,901	20.1%	4,090,704	21.0%	495,197	12.1%
General and administrative expenses	4,309,410	18.9%	4,343,283	22.2%	(33,873)	(0.8)%
Expenses incurred in support of joint ventures	1,054,914	4.6%	1,000,576	5.1%	54,338	5.4%
Research and development expenses	3,875,581	17.0%	4,364,109	22.4%	(488,528)	(11.2)%

Net Sales.  NTIC’s consolidated net sales increased 16.7% to $22,781,653 during fiscal 2012 compared to fiscal 2011.  NTIC’s consolidated net sales to unaffiliated customers excluding NTIC’s joint ventures increased 21.9% to $20,227,719 during fiscal 2012 compared to fiscal 2011.  These increases were primarily a result of increased sales made by Zerust Brazil and increased sales of Natur-Tec® products and ZERUST® rust and corrosion inhibiting packaging products and services.  Net sales to joint ventures decreased 12.9% to $2,553,934 in fiscal 2012 compared to fiscal 2011.  These decreases were due primarily to the decreases in sales of the joint ventures.

The following table sets forth NTIC’s net sales by product segment for fiscal 2012 and fiscal 2011:

	Fiscal 2012	Fiscal 2011	$ Change	% Change
ZERUST® net sales	$20,971,275	$18,542,523	$2,428,752	13.1%
Natur-Tec® net sales	1,810,378	984,004	826,374	84.0%
Total net sales	$22,781,653	$19,526,527	$3,255,126	16.7%

During fiscal 2012, 92.1% of NTIC’s consolidated net sales were derived from sales of ZERUST® products and services, which increased 13.1% to $20,971,275 during fiscal 2012 compared to $18,542,523 during fiscal 2011, due primarily from increased demand from existing customers and the addition of new customers.  NTIC has focused its sales efforts of ZERUST® products and services by strategically targeting customers with specific corrosion issues in new market areas, including the oil and gas industry and other industrial sectors that offer sizable growth opportunities.

NTIC’s consolidated net sales during fiscal 2012 included $4,543,982 of sales made by Zerust Brazil, and of those sales, $2,466,000 in sales were made to the oil and gas industry sector in Brazil compared to $3,359,463 of sales made by Zerust Brazil during fiscal 2011, including sales of $997,426 to the oil and gas industry sector in Brazil.  NTIC anticipates that its sales of ZERUST® products and services into the oil and gas industry will remain subject to significant volatility from quarter to quarter as sales are converted and purchase orders are filled.

During fiscal 2012, 7.9% of NTIC’s consolidated net sales were derived from sales of Natur-Tec® products, which increased 84.0% to $1,810,378 during fiscal 2012 compared to $984,004 in fiscal 2011.  This increase was due to increased sales to Natur-Tec® distributors on the West Coast of the United States.  NTIC has continued to strengthen and expand its West Coast distribution network in California, as well as expand its industrial distribution reach to geographical “green” hotspots such as Oregon, Washington, Minnesota and New England.  Additionally, NTIC has continued to target key national and regional retailers utilizing independent sales agents.  Demand for the Natur-Tec® products depends primarily on market acceptance and the extent of NTIC’s distribution network.

Cost of Goods Sold.  Cost of goods sold increased 13.8% in fiscal 2012 compared to fiscal 2011 primarily as a result of the increase in net sales as described above.  Cost of goods sold as a percentage of net sales decreased to 63.8% during fiscal 2012 compared to 65.4% during fiscal 2011 primarily as a result of increased sales by Zerust Brazil of higher average gross margin products.

Equity in Income of Joint Ventures.  NTIC’s equity in income of joint ventures decreased 0.3% to $5,519,795 during fiscal 2012 compared to equity in income of joint ventures of $5,536,243 during fiscal 2011.  Of the total equity in income of joint ventures, NTIC had equity in income of joint ventures of $3,318,213 attributable to EXCOR during fiscal 2012 compared to $3,274,333 attributable to EXCOR during fiscal 2011.  Of the total equity in income of joint ventures, NTIC had equity in income of joint ventures of $1,414,248 attributable to NTI ASEAN during fiscal 2012 compared to $1,212,250 attributable to NTI ASEAN during fiscal 2011.  NTIC had equity in income of all other joint ventures of $787,334 during fiscal 2012 compared to $1,049,660 during fiscal 2011.  As previously described, NTIC’s equity in income of joint ventures for fiscal 2012 was positively affected by the waiver of fees for services by the shareholders of NTIC’s joint venture in India, but negatively affected by the loss associated with the write down by HNTI of a Polymer Energy unit.

Fees for Services Provided to Joint Ventures.  NTIC recognized fee income for services provided to joint ventures of $4,622,912 during fiscal 2012 compared to $6,129,979 during fiscal 2011, representing a decrease of 24.6%.  This decrease was primarily a result of the waiver of fees for services provided to joint ventures by NTIC during fiscal 2012 as described previously and a 6.2% decrease in total net sales of NTIC’s joint ventures to $111,830,961 during fiscal 2012, compared to $119,276,553 for fiscal 2011.  Total net sales of NTIC’s joint ventures were adversely affected in part by the European sovereign debt crises, which NTIC believes also adversely affected net sales of certain of NTIC’s other non-European joint ventures, as well as the weakening of the EURO and other currencies compared to the U.S. dollar.  Sales of NTIC’s joint ventures are not included in NTIC’s product sales and are not combined with NTIC’s sales in NTIC’s consolidated financial statements or in any description of NTIC’s sales.

Of the total fee income for services provided to its joint ventures, fees of $994,347 were attributable to EXCOR during fiscal 2012 compared to $1,066,659 attributable to EXCOR during fiscal 2011.  This decrease was the result of foreign currency exchange rate fluctuations.  NTIC does not receive fees attributable to NTI ASEAN.  NTIC receives dividend payments based on fees paid from the joint ventures that comprise the NTI ASEAN investments.  NTIC received fee income for services provided to all of its other joint ventures of $3,628,565 during fiscal 2012 compared to $5,063,320 during fiscal 2011.

Selling Expenses.  NTIC’s selling expenses increased 12.1% in fiscal 2012 compared to fiscal 2011 due to increases in compensation and employee benefits as well as the number of employees in the sales function, lab testing related expenses, commissions expenses, travel and related expenses, consulting expenses and selling expenses incurred at Zerust Brazil.  Selling expenses as a percentage of net sales decreased to 20.1% in fiscal 2012 compared to 21.0% in fiscal 2011 primarily due to the increase in net sales, partially offset by the increase in selling expenses as previously described.

General and Administrative Expenses.  NTIC’s general and administrative expenses decreased by an immaterial amount in fiscal 2012 compared to fiscal 2011.  As a percentage of net sales, general and administrative expenses decreased to 18.9% for fiscal 2012 from 22.2% in fiscal 2011.

Expenses Incurred in Support of Joint Ventures.  Expenses incurred in support of NTIC’s joint ventures were $1,054,914 during fiscal 2012 compared to $1,000,576 during fiscal 2011, representing an increase of 5.4%.  This increase was due primarily to increased compensation and benefits expenses associated with increased headcount.

Research and Development Expenses.  NTIC’s research and development expenses decreased 11.2% in fiscal 2012 compared to fiscal 2011.   This decrease was primarily due to decreases in consulting expenses partially offset by increased reimbursements related to certain research and development contracts.

Interest Income.  NTIC’s interest income decreased to $54,652 in fiscal 2012 compared to $108,692 in fiscal 2011 primarily due to the lower investment returns on the cash balances during the most recent periods.

Interest Expense.  NTIC’s interest expense decreased to $29,388 in fiscal 2012 compared to $59,541 in fiscal 2011 primarily due to lower average outstanding debt levels during the most recent periods.

Income Before Income Tax Expense.  Income before income tax expense increased to $4,616,646 for fiscal 2012 compared to $4,768,155 for fiscal 2011.

Income Tax Expense.  Income tax expense was $1,041,000 for fiscal 2012 compared to $706,000 during fiscal 2011 for an effective rate of 22.3 percent and 15.0 percent respectively.   NTIC’s annual effective income tax rate during fiscal 2012 and 2011 was lower than the statutory rate primarily due to NTIC’s equity in income of joint ventures being recognized based on after-tax earnings of these entities.  To the extent undistributed earnings of NTIC’s joint ventures are distributed to NTIC, it is not expected to result in any material additional income tax liability after the application of foreign tax credits.  NTIC records a tax valuation allowance when it is more likely than not that some portion or all of its deferred tax assets will not be realized to reduce deferred tax assets to the amount expected to be realized.  NTIC determined based on all available evidence, including historical data and projections of future results, that it is more likely than not that all of its deferred tax assets, except for its foreign tax credit carryforwards and federal and Minnesota research and development credit carryforwards, will be fully realized.  During fiscal 2012, based upon all available evidence, including new IRS guidance, historical results, projected future taxable income and foreign tax credit utilization, it became evident that it was not more likely than not that the federal research and development credits would be utilized during the carryforward period and as a result, a valuation allowance was recorded against all of NTIC’s federal research and development credits.  In addition, NTIC continues to believe that its deferred tax asset related to foreign tax credit carryforwards will not be realized due to insufficient federal taxable income within the carryforward period and the fact that for ordering purposes the foreign tax credit carryforwards are not allowed to be used until after any current year foreign tax credits are utilized.

NTIC considers the earnings of certain foreign joint ventures to be indefinitely invested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs. As a result, U.S. income and foreign withholding taxes have not been recognized on the cumulative undistributed earnings of $18.1 million and $17.9 million at August 31, 2012 and 2011, respectively.  To the extent undistributed earnings of NTIC’s joint ventures are distributed in the future, they are not expected to result in any material additional income tax liability after the application of foreign tax credits.

Other Comprehensive Income - Foreign Currency Translations Adjustment.  The volatility of the foreign currency translations adjustment was due to the strengthening of the U.S. Dollar compared to the Euro and other foreign currencies during fiscal 2012 compared to fiscal 2011.

Liquidity and Capital Resources

Sources of Cash and Working Capital.  As of August 31, 2012, NTIC’s working capital was $10,060,081, including $4,137,547 in cash and cash equivalents, compared to working capital of $9,085,748, including $3,266,362 in cash and cash equivalents, as of August 31, 2011.

As of August 31, 2012, NTIC had a term loan with a principal amount of $1,009,533 outstanding that Northern Technologies Holding Company, LLC (NTI LLC) obtained from PNC Bank, National Association (PNC Bank) in connection with the purchase of NTIC’s corporate headquarters in September 2006.  The term loan matures on January 10, 2016, bears interest at an annual rate based on the daily LIBOR rate plus 2.15% and is payable in consecutive monthly installments equal to approximately $6,343 (inclusive of principal but exclusive of interest).  The term loan is secured by a first lien on the real estate and building owned by NTI LLC and all of the assets of NTIC and is guaranteed by NTIC.

As of August 31, 2012, NTIC also had a revolving line of credit with PNC Bank of $3,000,000 with no amounts outstanding as of such date.  The line of credit is evidenced by an amended and restated committed line of credit note in the principal amount of up to $3,000,000.  The line of credit has a $1,200,000 standby letter of credit subfacility, with any standby letters of credit issued thereunder being at the sole discretion of PNC Bank.  Any standby letters of credit issued under the subfacility are subject to customary fees and charges payable by NTIC.  At the option of NTIC, outstanding advances under the line of credit bear interest at either (a) an annual rate based on LIBOR plus 2.15% for the applicable LIBOR interest period selected by NTIC or (b) at the rate publicly announced by PNC Bank from time to time as its prime rate.  Interest is payable in arrears (a) for the portion of advances bearing interest under the prime rate on the last day of each month during the term thereof and (b) for the portion of advances bearing interest under the LIBOR option on the last day of the respective LIBOR interest period selected for such advance.  Any unpaid interest is payable on the maturity date.  As of August 31, 2012, the interest rate on the line of credit was 3.20%.

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

On January 10, 2012, NTIC and PNC Bank entered into a Waiver and First Amendment to Loan Documents pursuant to which NTIC and PNC Bank amended the loan agreement and other documents evidencing NTIC’s $3,000,000 line of credit with PNC Bank effective as of January 11, 2012 to extend the maturity date of the line of credit from January 10, 2012 to January 9, 2013, and waive a technical covenant default by NTIC to deliver a compliance certificate for the period ended November 30, 2011.  All other terms of the line of credit and the loan agreement and other documents evidencing the line of credit remain the same.  It is anticipated that NTIC will renew the line of credit prior to the January 9, 2013 expiration date.

NTIC believes that a combination of its existing cash and cash equivalents, forecasted cash flows from future operations, anticipated distributions of earnings, anticipated fees to NTIC for services provided to its joint ventures, and funds available through existing or anticipated financing arrangements, will be adequate to fund its existing operations, investments in new or existing joint ventures, capital expenditures, debt repayments and any stock repurchases for at least the next 12 months.  During fiscal 2013, NTIC expects to continue to invest in research and development and in marketing efforts and resources into the application of its corrosion prevention technology into the oil and gas industry and its Natur-Tec® bio-plastics business.  In order to take advantage of such new product and market opportunities to expand its business and increase its revenues, NTIC may decide to finance such opportunities by borrowing under its revolving line of credit or raising additional financing through the issuance of debt or equity securities.  There is no assurance that any financing transaction will be available on terms acceptable to NTIC or at all, or that any financing transaction will not be dilutive to NTIC’s current stockholders.

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

Uses of Cash and Cash Flows.  Net cash used in operating activities during fiscal 2012 was $388,693 which resulted principally from NTIC’s equity in income from joint ventures and increases in receivables, inventories and prepaid expenses and a decrease in accounts payables, accrued liabilities and income taxes payable, partially offset by NTIC’s net income, depreciation and amortization.  Net cash used in operating activities during fiscal 2011 was $1,136,223 which resulted principally from NTIC’s equity in income from joint ventures and increases in receivables, inventories and prepaid expenses and a decrease in accounts payables, partially offset by NTIC’s net income and increases in income taxes payable and accrued liabilities.

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

NTIC experienced a slight increase in receivables and inventory as of August 31, 2012 compared to August 31, 2011 due to the increase in net sales and a desire to stock more products to shorten lead times and anticipate customer demand.  Trade receivables excluding joint ventures as of August 31, 2012 increased $1,645 compared to August 31, 2011, primarily related to the increase in NTIC’s net sales.

Outstanding trade receivables excluding joint ventures balances as of August 31, 2012 decreased 10 days to an average of 46 days from balances outstanding from these customers as of August 31, 2011.

Outstanding trade receivables from joint ventures as of August 31, 2012 decreased $415,123 compared to August 31, 2011, primarily due to the timing of payments, which resulted in a decrease of outstanding balances from trade receivables from joint ventures as of August 31, 2012 of 105 days from an average of 143 days from balances outstanding from these customers compared to August 31, 2011.  The average days outstanding of trade receivables from joint ventures of 105 days as of August 31, 2012 are expected given that the joint ventures have standard terms of net 90 days.

Outstanding receivables for services provided to joint ventures as of August 31, 2012 decreased $812,978 as compared to August 31, 2011, primarily resulting from reduced amounts receivable from NTIC’s joint venture in India which resulted in a decrease of 23 days of fees receivable outstanding as of August 31, 2012 to an average of 104 days compared to August 31, 2011.

Net cash provided by investing activities during fiscal 2012 was $1,351,468 which was comprised of dividends received from joint ventures, partially offset by additions to property and equipment and additions to patents.  Net cash provided by investing activities during fiscal 2011 was $2,184,915, which was comprised of dividends received from joint ventures and proceeds from sale of property and equipment partially offset by additions to property and equipment, additions to patents and investments in joint ventures.

Net cash provided by financing activities during fiscal 2012 was $13,821, which resulted from proceeds from NTIC’s employee stock purchase plan, and, to a lesser extent, option exercises and, partially offset by principal payments on the bank loan for NTIC’s corporate headquarters buildings.  Net cash provided by financing activities during fiscal 2011 was $408,719, which resulted from proceeds from option exercises and, to a lesser extent, NTIC’s employee stock purchase plan, partially offset by principal payments on the bank loan for NTIC’s corporate headquarters building.

Capital Expenditures and Commitments.  NTIC had no material lease or other material capital commitments as of August 31, 2012, except a lease agreement entered into by NTI Facilities, Inc., a subsidiary of NTIC, for approximately 17,000 square feet of office, manufacturing, laboratory and warehouse space in Beachwood, Ohio, requiring monthly payments of $17,500, which are adjusted annually according to the annual consumer price index, through November 2014.

NTIC spent approximately $988,000 on capital expenditures during fiscal 2012 and expects to spend an aggregate of approximately $1,200,000 on capital expenditures during fiscal 2013.  Such anticipated capital expenditures for fiscal 2013 relate primarily to the expansion of NTIC’s laboratory facilities in Circle Pines, Minnesota and the purchase of new equipment.

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

At the option of NTIC, outstanding advances under NTIC’s $3,000,000 revolving line of credit with PNC Bank bear interest at either (a) an annual rate based on LIBOR plus 2.15% for the applicable LIBOR interest period selected by NTIC or (b) at the rate publicly announced by PNC Bank from time to time as its prime rate, and thus may subject NTIC to some market risk on interest rates.  As of August 31, 2012, NTIC had no borrowings under the line of credit.

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

NTIC established its joint venture network approximately 25 years ago as a method to increase its worldwide distribution network for ZERUST® rust and corrosion inhibiting products and services.  NTIC participates, either directly or indirectly, in 23 active joint venture arrangements in North America, Europe and Asia.  Each of these joint ventures generally manufactures and markets finished products in the geographic territory to which it is assigned.  NTIC’s joint venture partners are knowledgeable in the applicable environmental, labor, tax and other requisite regulations and laws of the respective foreign countries in which they operate, as well as the local customs and business practices.  NTIC’s revenue recognition policy for sales to its joint ventures is the same as its policy for sales to unaffiliated customers.

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

See Note 14 to NTIC’s consolidated financial statements for other related party transaction disclosures.

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

Principles of Consolidation

NTIC evaluates its voting and variable interests in entities on a qualitative and quantitative basis.  NTIC consolidates entities in which it concludes it has the power to direct the activities that most significantly impact an entity’s economic success and has the obligation to absorb losses or the right to receive benefits that could be significant to the entity.  All such relationships are evaluated on an ongoing basis.  The consolidated financial statements include the accounts of Northern Technologies International Corporation, its wholly owned subsidiaries, NTI Facilities, Inc., Northern Technologies Holding Company, LLC and NTIC’s majority owned subsidiary in Brazil, Zerust Prevenção de Corrosão S.A.  NTIC’s consolidated financial statements do not include the accounts of any of its joint ventures.  NTIC’s consolidated financial statements do not include Polymer Energy LLC, in which NTIC holds a 62.5% ownership interest.  Polymer Energy LLC had immaterial activity in fiscal 2012 and fiscal 2011.

Investments in Joint Ventures and Recoverability of Investments in Joint Ventures

NTIC’s investments in its joint ventures are accounted for using the equity method.  NTIC assesses its joint ventures for impairment on an annual basis as of August 31 of each year as part of its fiscal year end analysis.  In addition to the annual review for impairment, NTIC reviews the operating results of each joint venture on a quarterly basis in comparison to its historical operating results and its accrual for fees for services provided to joint ventures.  If the operating results of a joint venture do not meet NTIC’s financial performance expectations, an additional evaluation is performed on the joint venture.  In addition to the annual assessments for impairment, non-periodic assessments for impairment may occur if cash remittances are less than accrued balances, a joint venture’s management requests capital or other events occur suggesting an other than temporary decline in value.  If an investment were determined to be impaired, then a reserve would be created to reflect the impairment on the financial results of NTIC.  NTIC’s evaluation of its investments in joint ventures requires NTIC to make assumptions about future cash flows of its joint ventures.  These assumptions require significant judgment and actual results may differ from assumed or estimated amounts.  NTIC’s investments in joint ventures were $21,461,492 as of August 31, 2012 and $20,559,509 as of August 31, 2011.

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

Payment terms for NTIC’s unaffiliated customers are determined based on credit risk and vary by customer.  NTIC typically offers standard payments terms to unaffiliated customers of net 30 days.  Payment terms for NTIC’s joint ventures also are determined based on credit risk; however, additional consideration also is given to the individual joint venture due to the transportation time associated with ocean delivery of most products and certain other factors.  NTIC typically offers payment terms to joint ventures of net 90 days.  NTIC does not accrue interest on past due accounts receivable.  NTIC reviews the credit histories of its customers, including its joint ventures, before extending unsecured credit. NTIC values accounts and notes receivable, net of an allowance for doubtful accounts.  Each quarter, NTIC prepares an analysis of its ability to collect outstanding receivables that provides a basis for an allowance estimate for doubtful accounts.  In doing so, NTIC evaluates the age of its receivables, past collection history, current financial conditions of key customers and its joint ventures, and economic conditions. Based on this evaluation, NTIC establishes a reserve for specific accounts and notes receivable that it believes are uncollectible, as well as an estimate of uncollectible receivables not specifically known.  Deterioration in the financial condition of any key customer or joint venture or a significant slowdown in the economy could have a material negative impact on NTIC’s ability to collect a portion or all of the accounts and notes receivable.  NTIC believes that an analysis of historical trends and its current knowledge of potential collection problems provide NTIC with sufficient information to establish a reasonable estimate for an allowance for doubtful accounts.  However, since NTIC cannot predict with certainty future changes in the financial stability of its customers or joint ventures, NTIC’s actual future losses from uncollectible accounts may differ from its estimates.  In the event NTIC determined that a smaller or larger uncollectible accounts reserve is appropriate, NTIC would record a credit or charge to selling expense in the period that it made such a determination.  Accounts receivable have been reduced by an allowance for uncollectible accounts of $20,000 as of August 31, 2012 and August 31, 2011.

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

We have audited the accompanying consolidated balance sheets of Northern Technologies International Corporation and Subsidiaries as of August 31, 2012 and 2011, and the related consolidated statements of operations, equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northern Technologies International Corporation and Subsidiaries as of August 31, 2012 and 2011 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Baker Tilly Virchow Krause, LLP
Minneapolis, Minnesota
November 19, 2012

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - AUGUST 31, 2012 AND 2011

	August 31, 2012	August 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,137,547	$3,266,362
Receivables:
Trade excluding joint ventures, less allowance for doubtful accounts of $20,000 at August 31, 2012 and 2011	2,516,961	2,515,316
Trade joint ventures	734,543	1,149,666
Fees for services provided to joint ventures	1,316,933	2,129,911
Income taxes	58,129	0-
Inventories	4,151,197	3,842,854
Prepaid expenses	548,331	364,805
Deferred income taxes	596,085	221,600
Total current assets	14,059,726	13,490,514

PROPERTY AND EQUIPMENT, net	4,288,618	3,636,335

OTHER ASSETS:
Investments in joint ventures	21,461,492	20,559,509
Deferred income taxes	1,030,610	1,410,700
Patents and trademarks, net	961,181	903,038
Other	76,000	39,646
Total other assets	23,529,283	22,912,893
Total assets	$41,877,627	$40,039,742

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of note payable (Note 7)	$76,120	$76,119
Accounts payable	1,818,309	2,032,614
Income tax payable	--	195,762
Accrued liabilities:
Payroll and related benefits	1,565,866	1,629,355
Deferred joint venture royalties	288,000	288,000
Other	251,350	182,916
Total current liabilities	3,999,645	4,404,766

NOTE PAYABLE, NET OF CURRENT PORTION (Note 7)	933,413	1,009,533

COMMITMENTS AND CONTINGENCIES (Note 16)

EQUITY:
Preferred stock, no par value; authorized 10,000 shares; none issued and outstanding	—	—
Common stock, $0.02 par value per share; authorized 10,000,000 shares; issued and outstanding 4,403,656 and 4,353,058 , respectively	88,073	87,061
Additional paid-in capital	11,130,966	10,137,809
Retained earnings	25,260,034	21,811,838
Accumulated other comprehensive income	277,583	2,496,940
Stockholders’ equity	36,756,656	34,533,648
Non-controlling interests	187,913	91,795
Total equity	36,944,569	34,625,443
Total liabilities and equity	$41,877,627	$40,039,742

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED AUGUST 31, 2012 AND 2011

	2012	2011
NET SALES:
Net sales, excluding joint ventures	$20,227,719	$16,594,004
Net sales, to joint ventures	2,553,934	2,932,523
Total net sales	22,781,653	19,526,527

Cost of goods sold	14,528,785	12,768,640
Gross profit	8,252,868	6,757,887

JOINT VENTURE OPERATIONS:
Equity in income of joint ventures	5,519,795	5,536,243
Fees for services provided to joint ventures	4,622,912	6,129,979
Total joint venture operations	10,142,707	11,666,222

OPERATING EXPENSES:
Selling expenses	4,585,901	4,090,704
General and administrative expenses	4,309,410	4,343,283
Expenses incurred in support of joint ventures	1,054,914	1,000,576
Research and development expenses	3,875,581	4,364,109
Total operating expenses	13,825,806	13,798,672

OPERATING INCOME	4,569,769	4,625,437

INTEREST INCOME	54,652	108,692
INTEREST EXPENSE	(29,388)	(59,541)
OTHER INCOME	21,613	27,300

INCOME BEFORE INCOME TAX EXPENSE	4,616,646	4,701,888

INCOME TAX EXPENSE	1,041,000	706,000

NET INCOME	3,575,646	3,995,888

NET INCOME ATTRIBUTABLE TO NON CONTROLLING INTEREST	127,450	95,768

NET INCOME ATTRIBUTABLE TO NTIC	$3,448,196	$3,900,120

NET INCOME ATTRIBUTABLE TO NTIC PER COMMON SHARE:
Basic	$0.79	$0.90
Diluted	$0.78	$0.89

WEIGHTED AVERAGE COMMON SHARES ASSUMED OUTSTANDING:
Basic	4,391,424	4,325,863
Diluted	4,451,594	4,404,100

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
AUGUST 31, 2012 AND 2011

	STOCKHOLDERS’ EQUITY
					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	Controlling	Total
	Shares	Amount	Capital	Earnings	Income	Interests	Equity

BALANCE AT AUGUST 31, 2010	4,259,321	$85,186	$9,140,936	$17,911,718	$704,473	$21,335	$27,863,648

Stock issued in lieu of accrued payroll	22,686	454	319,195	-	-	-	319,649
Exercise of stock options	66,633	1,333	463,103	-	-	-	464,436
Stock issued for employee stock purchase plan	4,418	88	36,638	-	-	-	36,726
Stock option expense	-	-	177,937	-	-	-	177,937
Dividend paid to non-controlling interest						(33,173)	(33,173)
COMPREHENSIVE INCOME, 2011:
Foreign currency translation adj. (net of tax)	-	-	-	-	1,792,467	7,865	$1,800,332
Net income	-	-	-	3,900,120	-	95,768	3,995,888
COMPREHENSIVE INCOME, 2011							$5,796,220

BALANCE AT AUGUST 31, 2011	4,353,058	87,061	10,137,809	21,811,838	2,496,940	91,795	34,625,443

Stock issued in lieu of accrued payroll	42,707	855	614,977	-	-		615,832
Exercise of stock options	3,966	79	34,452	-	-		34,531
Stock issued for employee stock purchase plan	3,925	78	55,332	-	-		55,410
Stock option expense	-	-	288,396	-	-		288,396
COMPREHENSIVE INCOME, 2011:
Foreign currency translation adj. (net of tax)	-	-	-		(2,219,357)	(31,332)	$(2,250,689)
Net income	-	-	-	3,448,196	-	127,450	3,575,646
COMPREHENSIVE INCOME, 2012							$1,324,957

BALANCE AT AUGUST 31, 2012	4,403,656	$88,073	$11,130,966	$25,260,034	$277,583	$187,913	$36,944,564

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED AUGUST 31, 2012 and 2011

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,575,646	$3,995,888
Adjustments to reconcile net income to net cash used in operating activities:
Expensing of fair value of stock options vested	288,396	177,937
Change in allowance for doubtful accounts	—	—
Depreciation expense	351,118	335,877
Amortization expense	128,921	157,728
Loss on disposal of assets	870	(52,425)
Equity in income from joint ventures	(5,519,795)	(5,536,243)
Deferred income taxes	5,605	321,600
Receivables:
Trade, excluding joint ventures	(156,979)	(287,547)
Trade, joint ventures	415,123	66,415
Fees for services receivables, joint ventures	812,978	(829,097)
Income taxes	(61,144)	—
Inventories	(365,800)	(203,685)
Prepaid expenses and other	(220,837)	(242,237)
Accounts payable	(123,512)	311,377
Income tax payable	(165,308)	21,260
Accrued liabilities	646,024	626,929
Net cash used in operating activities	(388,694)	(1,136,223)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint ventures	(484,545)	(38,217)
Dividends received from joint ventures	3,060,545	2,838,437
Additions to property and equipment	(1,037,468)	(567,257)
Proceeds from sale of property and equipment	—	100,000
Additions to patents	(187,064)	(148,048)
Net cash provided by investing activities	1,351,468	2,184,915

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable	(76,119)	(59,270)
Dividend paid to non-controlling interest	—	(33,173)
Proceeds from employee stock purchase plan	55,410	36,726
Proceeds from exercise of stock options	34,531	464,436
Net cash provided by financing activities	13,822	408,719

EFFECT OF EXCHANGE RATE CHANGES ON CASH:	(105,411)	32,789

NET INCREASE IN CASH AND CASH EQUIVALENTS	871,185	1,490,200
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	3,266,362	1,776,162

CASH AND CASH EQUIVALENTS AT END OF YEAR	$4,137,547	$3,266,362

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED AUGUST 31, 2012 AND 2011

1.           NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business – Northern Technologies International Corporation and Subsidiaries (the Company) develops and markets proprietary environmentally beneficial products and services in over 55 countries either directly or via a network of joint ventures, independent distributors and agents.  The Company’s primary business is corrosion prevention marketed mainly under the ZERUST® brand.  The Company has been selling its proprietary ZERUST® rust and corrosion inhibiting products and services to the automotive, electronics, electrical, mechanical, military and retail consumer markets for over 35 years, and more recently, has targeted and expanded into the oil and gas industry.  The Company also sells a portfolio of bio-based and biodegradable (compostable) polymer resin compounds and finished products marketed under the Natur-Tec® brand.  These products are intended to reduce the Company’s customers’ carbon footprint and provide environmentally sound disposal options.

The Company participates, either directly or indirectly, in 23 active joint venture arrangements in North America, Europe, and Asia.  Each of these joint ventures generally manufactures and markets products in the geographic territory to which it is assigned.  While most of the Company’s joint ventures exclusively sell rust and corrosion inhibiting products, some of the joint ventures sell the Company’s Natur-Tec® resin compounds and finished products.  The profits of  joint ventures are shared by the respective joint venture owners in accordance with their respective ownership percentages.  The Company typically owns 50% or less of its joint venture entities and does not control the decisions of these entities, including dividend declaration or amount in any given year.

The Company has evaluated events occurring after the date of the consolidated financial statements for events requiring recording or disclosure in the financial statements.

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

Net Sales –The Company includes net sales to its joint ventures and net sales to unaffiliated customers as separate line items on its consolidated statements of operations.  There are no sales originating from the Company’s joint ventures included in the amount, as the Company’s investments in its joint ventures are accounted for using the equity method.

Revenue Recognition – The Company recognizes revenue from the sale of its products when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed and determinable and collection of the resulting receivable is reasonably assured.  These criteria are met when risk of loss and title pass to the customer, distributor or joint venture entity.

Deferred Joint Venture Revenue – The Company periodically sponsors a worldwide joint venture conference, in which all of its joint ventures are invited to participate.  It defers a portion of its service fees received from its joint ventures in each accounting period leading up to the next conference, reflecting that the Company has not earned portions of the payments received.  The next joint venture conference is scheduled to be held in the summer of 2013.  At both August 31, 2012 and 2011, the Company had deferred $288,000 of joint venture fees for services related to this future conference, which represents the amount that the Company expects to spend to hold the conference.  This amount is based on the historical experience of the Company, current conditions, and the intentions of the Company’s management.  The Company does not anticipate deferring any additional service fees until after the next conference.

Accounts Receivable – Payment terms for the Company’s unaffiliated customers are determined based on credit risk and vary by customer.  The Company typically offers standard payments terms to unaffiliated customers of net 30 days.  The Company does not accrue interest on past due accounts receivable.  The Company reviews the credit histories of its customers before extending unsecured credit. The Company presents accounts and notes receivable, net of an allowance for doubtful accounts.  Each quarter, the Company prepares an analysis of its ability to collect outstanding receivables that provides a basis for an allowance estimate for doubtful accounts.  In doing so, the Company evaluates the age of its receivables, past collection history, current financial conditions of key customers and its joint ventures, and economic conditions.  Based on this evaluation, the Company establishes a reserve for specific accounts and notes receivable that it believes are uncollectible, as well as an estimate of uncollectible receivables not specifically known.  Deterioration in the financial condition of any key customer or a significant slowdown in the economy could have a material negative impact on the Company’s ability to collect a portion or all of the accounts and notes receivable.  The Company believes that an analysis of historical trends and its current knowledge of potential collection problems provide the Company with sufficient information to establish a reasonable estimate for an allowance for doubtful accounts.  In the event the Company determined that a smaller or larger uncollectible accounts reserve is appropriate, the Company would record a credit or charge to selling expense in the period that it made such a determination.  Accounts receivable have been reduced by an allowance for uncollectible accounts of $20,000 at August 31, 2012 and 2011.  Accounts are considered past due based on terms agreed upon between the Company and the customer.  Accounts receivable are written-off only after all collection attempts have failed and are based on individual credit evaluation and specific circumstances of the customer.

Receivables from Joint Ventures – Trade receivables from joint ventures arise from sales the Company makes to its joint ventures of products.  Receivables for services to the Company’s joint ventures are based primarily on a contractual percentage of the sales of the joint ventures and are intended to compensate the Company for services the Company provides to its joint ventures, including consulting, legal, travel, insurance, technical and marketing services.  Payment terms for the Company’s joint ventures also are determined based on credit risk; however, additional consideration also is given to the individual joint venture due to the transportation time associated with ocean delivery of most products and certain other factors.  Generally, accounts receivable from the Company’s joint ventures unpaid after 90 days are considered past due.  The Company does not accrue interest on past due accounts receivable.  The Company periodically reviews amounts due from its joint ventures for collectability, and based on past experience and continuous review of the balances due, has determined an allowance for doubtful accounts related to its joint venture receivables is not necessary.

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

Income Taxes - The Company utilizes the liability method of accounting for income taxes which requires an asset and liability approach to financial accounting and reporting for income taxes.  Deferred income tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. In the event the Company determines that it would be able to realize its deferred income tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

The Company records uncertain tax positions on the basis of a two-step process whereby (1) the Company determines whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (2) those tax positions that meet the more-likely-than-not recognition threshold.  The Company recognizes the largest amount of tax benefit that is greater than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

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

Government Grants - The Company accrues proceeds received under the grants when earned based on the terms of the contracts and offsets research and development expenses incurred in equal installments over the timelines associated with completion of the grant specific objectives and milestones.

Research and Development - The Company expenses all costs related to product research and development as incurred.   The costs related to product research and development are the net amount after being reduced by reimbursements related to certain research and development contracts of $365,940 and $219,175 for fiscal 2012 and fiscal 2011, respectively.  The Company accrues proceeds received under such contracts and offsets research and development expenses incurred in equal installments over the timelines associated with completion of the contracts’ specific objectives and milestones. At August 31, 2012 and 2011, the Company had  $96,861 and $0, respectively, of deferred amounts in other accrued liabilities as the Company had not yet performed under the obligations of the contract at that time.

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

3.           INVENTORIES

Inventories consisted of the following:
	August 31, 2012	August 31, 2011
Production materials	$1,462,615	$1,320,082
Finished goods	2,688,582	2,522,772
	$4,151,197	$3,842,854

4.           PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:
	August 31, 2012	August 31, 2011
Land	$310,365	$310,365
Buildings and improvements	3,406,674	3,110,867
Machinery and equipment	2,908,021	2,213,269
	6,625,060	5,634,501
Less accumulated depreciation	(2,336,442)	(1,998,166)
	$4,288,618	$3,636,335

5.           PATENTS AND TRADEMARKS, NET

Patents and trademarks, net consisted of the following:
	August 31, 2012	August 31, 2011
Patents and trademarks	$1,945,785	$1,758,722
Less accumulated amortization	(984,604)	(855,684)
	$961,181	$903,038

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

Financial information from the audited and unaudited financial statements of EXCOR and NTI ASEAN, and all of the Company’s other joint ventures, are summarized as follows:
	August 31, 2012
	TOTAL	EXCOR	NTI ASEAN	All Other
Current assets	$61,973,725	$24,357,139	$15,358,967	$22,257,619
Total assets	68,585,974	26,620,589	15,522,456	26,442,929
Current liabilities	18,686,181	4,749,574	5,763,857	8,172,750
Noncurrent liabilities	4,700,458	—	1,055,965	3,644,493
Joint ventures’ equity	45,199,335	21,871,015	8,702,634	14,625,686
Northern Technologies International Corporation’s share of joint ventures’ equity	21,461,492	10,935,509	3,685,404	6,840,579
Northern Technologies International Corporation's share of joint ventures' undistributed earnings	$19,403,150	$10,904,604	$3,314,445	$5,184,101

	August 31, 2011
	TOTAL	EXCOR	NTI ASEAN	All Other
Current assets	$66,956,061	$24,411,880	$14,565,219	$27,978,962
Total assets	73,155,916	27,093,874	14,759,582	31,302,460
Current liabilities	24,712,555	5,145,239	6,123,684	13,443,632
Noncurrent liabilities	4,605,837	—	1,020,034	3,585,803
Joint ventures’ equity	43,752,524	21,948,635	7,615,864	14,273,025
Northern Technologies International Corporation’s share of joint ventures’ equity	20,559,509	10,931,819	2,803,194	6,824,496
Northern Technologies International Corporation's share of joint ventures' undistributed earnings	$18,967,125	$10,900,914	$2,432,235	$5,633,976

	Fiscal Year Ended August 31, 2012
	TOTAL	EXCOR	NTI ASEAN	All Other
Net sales	$111,830,961	$36,027,979	$22,035,035	$53,767,947
Gross profit	50,679,875	18,667,848	9,621,930	22,390,097
Net income	11,987,323	6,656,298	3,585,476	1,745,549
Northern Technologies International Corporation’s share of equity in income of joint ventures	$5,519,794	$3,318,213	$1,414,248	$787,333

	Fiscal Year Ended August 31, 2011
	TOTAL	EXCOR	NTI ASEAN	All Other
Net sales	$119,276,553	$39,038,653	$18,938,928	$61,298,972
Gross profit	54,135,274	19,080,420	8,812,415	26,242,439
Net income	12,221,658	6,804,175	3,147,978	2,269,505
Northern Technologies International Corporation’s share of equity in income of joint ventures	$5,536,243	$3,274,333	$1,212,250	$1,049,660

The Company records expenses that are directly attributable to the joint ventures on its consolidated statements of operations on the line “Expenses incurred in support of joint ventures”.  The expenses include items such as employee compensation and benefit expenses, travel expense, consulting expense and legal expense.

During fiscal 2011, the Company invested $38,217, respectively, in a joint venture in Russia to specifically engage in the oil and gas industry.  The Company has a 50% ownership interest in this Russian joint venture.

During fiscal 2012, both the Company and the other 50% owner in Harita NTI Limited agreed to receive additional equity interest in consideration for outstanding fees for services receivable of $484,545 due to each party.  The Company did not make any other joint venture investments during fiscal 2012 and fiscal 2011.

7.           CORPORATE DEBT

As of May 31, 2012, Northern Technologies Holding Company, LLC (NTI LLC) had a term loan with a principal amount of $1,009,533 outstanding that NTI LLC obtained from PNC Bank, National Association (PNC Bank) in connection with the purchase of NTIC’s corporate headquarters in September 2006.  The term loan matures on January 10, 2016, bears interest at an annual rate based on the daily LIBOR rate plus 2.15% and is payable in consecutive monthly installments equal to approximately $6,343 (inclusive of principal but exclusive of interest).  The term loan is secured by a first lien on the real estate and building owned by NTI LLC and all of the assets of the Company and is guaranteed by the Company.

The Company has a revolving line of credit with PNC Bank of $3,000,000 that expires on January 9, 2013.  No amounts were outstanding under the line of credit as of August 31, 2012 and August 31, 2011.  It is anticipated that the Company will attempt to renew the line of credit prior to the January 9, 2013 expiration date.  At the option of the Company, outstanding advances under the line of credit bear interest at either (a) an annual rate based on LIBOR plus 2.15% for the applicable LIBOR interest period selected by the Company or (b) at the rate publicly announced by PNC Bank from time to time as its prime rate. Interest is payable in arrears (a) for the portion of advances bearing interest under the prime rate on the last day of each month during the term thereof and (b) for the portion of advances bearing interest under the LIBOR option on the last day of the respective LIBOR interest period selected for such advance.  Any unpaid interest is payable on the maturity date.  As of August 31, 2012, the interest rate was 3.18% and the weighted average rate was 3.17% for fiscal 2012.  As of August 31, 2011, the interest rate was 2.50% and the weighted average rate was 2.43% for fiscal 2011.  The revolving line of credit is secured by cash, receivables and inventory.

The term loan and the line of credit are governed under separate loan agreements (collectively, the Loan Agreements).  The Loan Agreements contain standard covenants, including affirmative financial covenants, such as the maintenance of a minimum fixed charge coverage ratio, and negative covenants, which, among other things, limit the incurrence of additional indebtedness, loans and equity investments, disposition of assets, mergers and consolidations and other matters customarily restricted in such agreements. Under the Loan Agreements, the Company is subject to a minimum fixed charge coverage ratio of 1.10:1.00.  As of August 31, 2012 the Company is in compliance with all debt covenants.

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

8.           STOCKHOLDERS’ EQUITY

During fiscal 2012, the Company did not purchase or retire any shares of its common stock.  The following stock options to purchase shares of common stock were exercised during fiscal 2012:

Options Exercised	Exercise Price
1,966	$7.65
2,000	$9.75

The total intrinsic value of the options exercised during fiscal 2012 was $13,872.

During fiscal 2012, the Company granted stock for payment of fiscal 2011 bonuses under the 2007 Plan for an aggregate of 42,707 shares of its common stock to various employees at a grant price of $14.42 per share.  The aggregate fair value of the shares of the Company’s common stock as of the date of grant of the stock bonuses was $615,830, based on the closing sale price of a share of the Company’s common stock on the date of grant. The fair value of common stock granted during fiscal 2012 was based on fiscal 2011 performance and was included in accrued liabilities at August 31, 2011.

During fiscal 2011, the Company granted stock for payment of fiscal 2010 bonuses under the 2007 Plan for an aggregate of 22,686 shares of its common stock to various employees at a grant price of $14.09 per share.  The aggregate fair value of the shares of the Company’s common stock as of the date of grant of the stock bonuses was $319,649, based on the closing sale price of a share of the Company’s common stock on the date of grant.  The fair value of common stock granted during fiscal 2011 was based on fiscal 2010 performance and was included in accrued liabilities at August 31, 2010.

During fiscal 2011, the Company did not purchase or retire any shares of its common stock.  The following stock options to purchase shares of common stock were exercised during fiscal 2011:

Options Exercised	Exercise Price
40,000	$ 5.38
3,300	7.65
666	7.75
8,000	8.01
4,000	8.57
1,334	9.75
4,000	9.76
5,333	12.84

The total intrinsic value of the options exercised during fiscal 2011 was $480,203.

9.           TOTAL COMPREHENSIVE INCOME

The Company’s total comprehensive income was as follows for fiscal 2012 and fiscal 2011:

	2012	2011
Net income attributable to NTIC	$3,448,196	$3,900,120
Other comprehensive income (loss) – foreign currency translation adjustment	(2,219,357)	1,792,467
Total comprehensive income (loss) attributable to NTIC	$1,228,839	$5,692,587

10.           NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding.  Diluted net income per share assumes the exercise of stock options using the treasury stock method, if dilutive.

Options to purchase shares of common stock of 48,000 were excluded from the computation of common share equivalents for fiscal 2012, as the exercise prices of such options were greater than market price of a share of common stock.  No options to purchase shares of common stock were excluded from the computation of common share equivalents for fiscal 2011.

The following is a reconciliation of the earnings per share computation for fiscal 2012 and fiscal 2011:

Numerators:	August 31, 2012	August 31, 2011
Net income attributable to NTIC	$3,448,196	$3,900,120

Denominator:
Basic – weighted shares outstanding	4,391,424	4,325,863
Weighted shares assumed upon exercise of stock options	60,170	78,237
Diluted – weighted shares outstanding	4,451,594	4,404,100

Basic earnings per share:	$0.79	$0.90
Diluted earnings per share:	$0.78	$0.89

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

11.           STOCK-BASED COMPENSATION

The Company has two stock-based compensation plans under which stock options and other stock-based awards have been granted, the Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan (the 2007 Plan) and the Northern Technologies International Corporation Employee Stock Purchase Plan (the ESPP).  The Compensation Committee of the Board of Directors and the Board of Directors administers these plans.

The 2007 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, stock unit awards, performance awards and stock bonuses to eligible recipients to enable the Company and its subsidiaries to attract and retain qualified individuals through opportunities for equity participation in the Company, and to reward those individuals who contribute to the achievement of the Company’s economic objectives.  Subject to adjustment as provided in the 2007 Plan, up to a maximum of 800,000 shares of the Company’s common stock are issuable under the 2007 Plan.  Options granted under the 2007 Plan generally have a term of five years and become exercisable over a three- or four-year period beginning on the one-year anniversary of the date of grant.  Options are granted at per share exercise prices equal to the market value of the Company’s common stock on the date of grant.  As of August 31, 2012, only stock options and stock bonuses had been granted under the 2007 Plan.

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

The fair value of option grants is determined at date of grant, using the Black-Scholes option pricing model with the assumptions listed below.  The volatility factor used in the Black-Scholes option pricing model is based on historical stock price fluctuations and the risk free interest rate is based on U.S. treasury rates appropriate for the expected term.  Dividend yield and expected volatility are estimated using historical amounts that are anticipated to be consistent with current values.  Expected life of option is based on the life of the option agreements.  Based on these valuations, the Company recognized compensation expense of $288,396 and $177,937 during fiscal 2012 and 2011, respectively, related to the options that vested during such time period.  As of August 31, 2012, the total compensation cost for nonvested options not yet recognized in the Company’s consolidated statements of operations was $28,076.  That cost is expected to be recognized over an expected weighted-average period of one year.  Stock-based compensation expense of $28,076 is expected to be recognized during fiscal 2013, based on outstanding options as of August 31, 2012.  Future option grants will impact the compensation expense recognized.

The Company currently estimates a ten percent forfeiture rate for stock options, but will continue to review this estimate in future periods.

The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions and results for the grants:

	August 31, 2012	August 31, 2011
Dividend yield	0.00%	0.00%
Expected volatility	48.8%	49.2%
Expected life of option	5 years	5 years
Weighted average risk-free interest rate	1.31%	1.31%

Stock option activity during the periods indicated is as follows:

	Number of Shares (#)	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at August 31, 2010	232,472	$8.42
Options granted	30,000	9.76
Options exercised	(66,633)	6.97
Options terminated	(6,000)	8.83

Outstanding at August 31, 2011	189,839	$9.07
Options granted	26,000	16.45
Options exercised	3,966	8.71
Options terminated	(8,000)	9.23

Outstanding at August 31, 2012	203,873	$10.01	$266,332

Exercisable at August 31, 2012	166,753	$10.42	$190,095

The weighted average per share fair value of options granted during fiscal 2012 and fiscal 2011 were $7.14 and $3.60, respectively.  The weighted average remaining contractual life of the options outstanding as of August 31, 2012 and 2011 was 2.14 years and 2.80 years, respectively.

12.           GEOGRAPHIC AND SEGMENT INFORMATION

Net sales by geographic location as a percentage of total consolidated net sales were as follows:

	Fiscal Year Ended August 31,
	2012	2011
Inside the U.S.A. to unaffiliated customers	64.0%	63.2%
Outside the U.S.A. to:
Joint ventures in which the Company is a shareholder directly and indirectly	12.1%	16.5%
Unaffiliated customers	23.9%	20.3%
	100.0%	100.0%

Net sales by geographic location are based on the location of the customer.

Fees for services provided to joint ventures by geographic location as a percentage of total fees for services provided to joint ventures during fiscal 2012 and fiscal 2011 were as follows:

	Fiscal 2012	% of Total Fees for Services Provided to Joint Ventures in Fiscal 2012	Fiscal 2011	% of Total Fees for Services Provided to Joint Ventures in Fiscal 2011
Japan	$1,022,386	22.1%	$1,184,205	19.3%
Germany	994,347	21.5%	1,066,659	17.4%
Sweden	587,069	12.7%	575,271	9.4%
France	517,708	11.2%	727,653	11.9%
Finland	491,988	10.6%	535,913	8.7%
Poland	456,837	9.9%	317,020	5.2%
United Kingdom	309,938	6.7%	306,586	5.0%
India	(192,758)	(4.1)%	844,147	13.8%
Other	435,398	9.4%	572,525	9.3%
	$4,622,912	100.0%	$6,129,979	100.0%

The following table sets forth the Company’s net sales for fiscal 2012 and fiscal 2011 by segment:

	Fiscal 2012	Fiscal 2011	$ Change	% Change
ZERUST® net sales	$20,971,275	$18,542,523	$2,428,752	13.1%
Natur-Tec® net sales	1,810,378	984,004	826,374	84.0%
	$22,781,653	$19,526,527	$3,255,126	16.7%

The following table sets forth the Company’s cost of goods sold for fiscal 2012 and fiscal 2011 by segment:

	Fiscal 2012	% of Product Sales*	Fiscal 2011	% of Product Sales*
Direct cost of goods sold
ZERUST®	$10,748,865	51.3%	$10,087,637	54.4%
Natur-Tec®	1,585,731	87.6%	702,608	71.4%
Indirect cost of goods sold	2,194,190	—	1,978,395	—
	$14,528,785	63.8%	$12,768,640	65.4%

*	The percent of segment sales is calculated by dividing the direct cost of sales for each individual segment category by the net sales for each segment category.

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

The geographical distribution of key financial statement data is as follows:

	At August 31, 2012
	Brazil	North America	Total
Total assets	$1,744,693	$40,132,934	$41,877,627

	At August 31, 2011
	Brazil	North America	Total
Total assets	$1,308,996	$38,730,746	$40,039,742

	Fiscal Year Ended August 31, 2012
	Brazil	North America	Total
Net sales	$4,783,900	$17,997,753	$22,781,653
Operating income	$1,513,891	$3,055,878	$4,569,769

	Fiscal Year Ended August 31, 2011
	Brazil	North America	Total
Net sales	$3,530,531	$15,995,996	$19,526,527
Operating income	$708,378	$3,917,059	$4,625,437

Total assets primarily consist of cash and cash equivalents, customer receivables and inventory.  These assets are periodically reviewed to assure the net realizable value from the estimated future production based on forecasted sales exceeds the carrying value of the assets.

 13.           RETIREMENT PLAN

The Company has a 401(k) employee savings plan.  Employees who meet certain age and service requirements may elect to contribute up to 15% of their salaries.  The Company typically contributes the lesser of 50% of the participant’s contributions or 3.5% of the employee’s salary.  The Company recognized expense for the savings plan of $166,201 and $150,223 for fiscal 2012 and fiscal 2011, respectively.

14.           RELATED PARTY TRANSACTIONS

During fiscal 2012 and fiscal 2011, the Company made consulting payments totaling $100,000 per year, to Bioplastic Polymers LLC, an entity owned by Ramani Narayan, Ph.D., a director of the Company, and paid royalties of $7,745 and $5,624, respectively, based on net sales of the Company’s bioplastics products.

15.           INCOME TAXES

The provision for income taxes for the fiscal years ended August 31, 2012 and 2011 consists of the following:

	Fiscal Year Ended August 31,
	2012	2011
Current:
Federal	$—	$—
State	25,000	40,000
Foreign	1,015,000	344,000
	1,040,000	384,000
Deferred:
Federal	44,000	303,000
State	(43,000)	19,000
Foreign	—	—
	1,000	322,000
	$1,041,000	$706,000

Reconciliations of the expected federal income tax at the statutory rate with the provisions for income taxes for the fiscal years ended August 31, 2012 and 2011 are as follows:

	Fiscal Year Ended August 31,
	2012	2011
Tax computed at statutory rates	$1,570,000	$1,692,000
State income tax, net of federal benefit	(17,000)	46,000
Tax effect on equity in income (loss) of international joint ventures	(1,616,000)	(1,705,000)
Tax effect on dividends received from joint ventures	1,363,000	1,229,000
Benefit of foreign operations	556,000	119,000
Foreign tax credit	(1,729,000)	(1,440,000)
Research and development credit	(330,000)	(205,000)
Valuation allowance	1,177,000	896,000
Other	67,000	74,000
	$1,041,000	$706,000

The Company has not provided U.S. income taxes or foreign withholding taxes with respect to its portion of the cumulative undistributed earnings of foreign joint ventures that are essentially permanent in duration.  The Company’s portion of the cumulative undistributed earnings of foreign joint ventures that are essentially permanent in duration were $18,185,000 and $17,948,000 at August 31, 2012 and 2011, respectively.  If some or all of the undistributed earnings of the joint ventures are remitted to the Company in the future, income taxes, if any, after the application of foreign tax credits will be provided at that time.  To the extent undistributed earnings of the Company’s joint ventures are distributed in the future, it is not expected to result in any material additional income tax liability after the application of foreign tax credits.

The tax effect of the temporary differences and tax carry forwards comprising the net deferred taxes shown on the consolidated balance sheets at August 31, 2012 and 2011 are as follows:

	August 31,
	2012	2011
Current:
Accrued bonus	$404,100	$—
Allowance for doubtful accounts	7,200	7,200
Inventory costs	11,900	12,600
Prepaid expenses and other	(27,300)	(24,900)
Other accrued expenses	96,200	122,600
Deferred joint venture expenses	104,100	104,100
Total current	$596,200	$221,600

Noncurrent:
Property and equipment	$(159,500)	$(141,100)
Goodwill	43,100	51,000
Other intangible assets	949,200	497,200
Nonqualified stock options	196,100	113,000
Foreign tax credit carryforward	3,438,300	3,524,300

Research and development credit	1,485,800	1,155,600
New hire retention credit	9,000	10,000
	5,962,000	5,210,000
Valuation allowance	(4,933,100)	(3,799,300)
Total noncurrent	$1,028,900	$1,410,700

At August 31, 2012, the Company had foreign tax credit carryforwards of approximately $3,438,300, of which approximately $469,000 will expire if not utilized by August 31, 2013.  In addition, the Company had federal and state tax credit carryforwards of $1,494,800 at August 31, 2012 which begin to expire in fiscal 2019.  These federal and state tax credit carryforwards consist primarily of federal and Minnesota research and development credit carryforwards.

The Company has recorded a valuation allowance of $3,438,300 with respect to the foreign tax credit carryforwards.  In addition, the Company has recorded a valuation allowance of $1,494,800 with respect to Minnesota research and development credit carryforwards.

The Company records a tax valuation allowance to reduce deferred tax assets to the amount expected to be realized when it is more likely than not that some portion or all of its deferred tax assets will not be realized.  The Company determined based on all available evidence, including historical data and projections of future results, that it is more likely than not that all of its deferred tax assets, except for its foreign tax credit carryforward and Minnesota research and development credit carryforwards, will be fully realized.  The Company determined that its deferred tax asset related to foreign tax credit carryforwards will not be realized due to insufficient federal taxable income within the carryforward period and the fact that for ordering purposes the foreign tax credit carryforwards are not allowed to be used until after any current year foreign tax credits are utilized.  In addition, based on historical data and future projections, the Company determined that it is more likely than not that its deferred tax asset related to federal and Minnesota research and development credit carryforwards will not be realized due to insufficient federal and Minnesota taxable income within the carryforward period after considering the foreign tax credit usage.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits:

	Fiscal Year Ended August 31,
	2012	2011
Gross unrecognized tax benefits – beginning balance	$131,000	$105,000
Gross increases - prior period tax positions	-	11,000
Gross increases – current period tax positions	-	15,000
Gross unrecognized tax benefits – ending balance	$131,000	$131,000

The entire amount of unrecognized tax benefits would affect the effective tax rate.  It is not expected that the amount of unrecognized tax benefits will change significantly in the next 12 months.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the Company’s income tax provision.  Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheet.  The liability for the payment of interest and penalties was $0 at both August 31, 2012 and August 31, 2011.

The Company is subject to taxation in the United States and various states and foreign jurisdictions.  With few exceptions, as of August 31, 2012, the Company is no longer subject to federal, state, local, or foreign examinations by tax authorities for years prior to August 31, 2009.

16.           COMMITMENTS AND CONTINGENCIES

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

There was $1,248,526 accrued for bonuses under this plan as of August 31, 2012.  $1,379,565 was accrued for bonuses under the prior fiscal year plan as of August 31, 2011.

On August 31, 2012, the Compensation Committee approved the material terms of an annual bonus plan for the Company’s executive officers and certain officers and employees for the fiscal year ending August 31, 2013.  For fiscal 2013 as in past years, the total amount available under the bonus plan will be up to 25% of the Company’s EBITOI and will be $0 if EBITOI is below 70% of a pre-established target EBITOI for fiscal 2013.  Each plan participant’s percentage of the overall bonus pool will be based upon the number of plan participants, the individual’s annual base salary and the individual’s position and level of responsibility within the company.  In the case of each of the Company’s executive officer participants, 75% of the amount of their individual bonus payout will be determined based upon the Company’s actual EBITOI for fiscal 2013 compared to the pre-established target EBITOI for fiscal 2013 and 25% of the payout will be determined based upon such executive officer’s achievement of certain pre-established individual performance objectives.  The payment of bonuses under the plan are discretionary and may be paid to executive officer participants in both cash and shares of NTIC common stock, the exact amount and percentages of which will be determined by the Company’s Board of Directors, upon recommendation of the Compensation Committee, after the completion of the Company’s consolidated financial statements for fiscal 2013.

A subsidiary of the Company, NTI Facilities, Inc., leases property located at 23205 Mercantile Road, Beachwood, Ohio.  Remaining rentals payable under such leases are as follows: fiscal 2013 - $238,500; fiscal 2014 - $59,500 and thereafter - $0.

Three joint ventures accounted for 55.3% of the Company’s trade joint venture receivables at August 31, 2012 and one joint venture accounted for 53.5% of the Company’s trade joint venture receivables at August 31, 2011.

From time to time, the Company is subject to various claims and legal actions in the ordinary course of its business.  The Company is not currently involved in any legal proceeding in which the Company believes, based on information currently available, that there is a reasonable possibility of a material loss.

17.           STATEMENTS OF CASH FLOWS

Supplemental disclosures of cash flow information for the fiscal years ended August 31, 2012 and 2011 consist of:
	Fiscal Year Ended August 31,
	2012	2011
Cash paid during the year for income tax	$—	$—
Cash paid during the year for interest	29,388	59,541
Common stock issued in lieu of accrued payroll (42,707 and 22,686 shares, respectively)	615,830	319,650
Decrease/(increase) in the Company’s investment in joint ventures and accumulated other comprehensive income due to changes in exchange rates	$2,219,357	$(1,792,467)

18.           QUARTERLY INFORMATION (UNAUDITED)

	Fiscal Quarter Ended
	November 30	February 29	May 31	August 31
Fiscal year 2012:
Net sales	$4,832,114	$4,974,328	$7,804,904	$5,170,307
Gross profit	1,622,638	1,494,246	3,661,390	1,474,594
Income before income tax expense	1,041,421	703,991	2,454,623	416,611
Income tax expense	106,000	100,000	814,000	(32,000)
Net income	935,421	603,991	1,640,623	448,611

Net income per share:
Basic	$0.22	$0.14	$0.33	$0.10
Diluted	$0.22	$0.14	$0.33	$0.10

Weighted average common shares assumed outstanding:
Basic	4,355,666	4,398,356	4,399,290	4,403,656
Diluted	4,433,724	4,466,435	4,461,044	4,436,444

	Fiscal Quarter Ended
	November 30	February 28	May 31	August 31
Fiscal year 2011:
Net sales	$4,098,441	$4,778,118	$5,100,778	$5,549,190
Gross profit	1,407,736	1,771,886	1,641,927	1,936,338
Income before income tax expense	1,016,874	1,141,219	1,250,155	1,293,640
Income tax expense	122,000	140,000	228,000	216,000
Net income	894,874	1,001,219	1,022,155	1,077,640

Net income per share:
Basic	$0.21	$0.22	$0.24	$0.25
Diluted	$0.21	$0.22	$0.23	$0.24

Weighted average common shares assumed outstanding:
Basic	4,264,187	4,340,934	4,343,601	4,352,558
Diluted	4,324,757	4,419,921	4,427,097	4,442,452

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.	CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control over Financial Reporting

NTIC’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of NTIC’s Chief Executive Officer and Chief Financial Officer, NTIC’s management conducted an evaluation of the effectiveness of NTIC’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, NTIC’s management concluded that NTIC’s internal control over financial reporting was effective as of August 31, 2012.

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

Changes in Internal Control over Financial Reporting

There was no change in NTIC’s internal control over financial reporting that occurred during the quarter ended August 31, 2012 that has materially affected, or is reasonably likely to materially affect NTIC’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

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

Changes to Nomination Procedures

During the fourth quarter of fiscal year ended August 31, 2012, NTIC made no material changes to the procedures by which stockholders may recommend nominees to NTIC’s Board of Directors, as described in NTIC’s most recent proxy statement.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes outstanding options under NTIC’s equity compensation plans as of August 31, 2012.  NTIC’s equity compensation plans as of August 31, 2012 were the Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan and the Northern Technologies International Corporation Employee Stock Purchase Plan.

Except for automatic annual grants of options to purchase 4,000 shares of NTIC common stock to NTIC’s directors in consideration for their services as directors of NTIC, an automatic annual grant of an option to purchase 2,000 shares of NTIC common stock to NTIC’s Chairman of the Board in consideration for his services as Chairman on the first day of each fiscal year and automatic initial grants of options to purchase a pro rata portion of 4,000 shares of NTIC common stock to NTIC’s new directors in consideration for their services as directors of NTIC, options granted in the future under the Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan are within the discretion of the Board of Directors and the Compensation Committee of the Board of Directors and therefore cannot be ascertained at this time.

	(a)		(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	203,873	(1)(2)	$10.01	524,986	(3)
Equity compensation plans not approved by security holders	—		—	—
Total	203,873	(1)(2)	$10.01	524,986	(3)
______________________
(1)
Amount includes shares of NTIC common stock issuable upon the exercise of stock options outstanding as of August 31, 2012 under the Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan.

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

(3)
Amount includes 453,027 shares remaining available at August 31, 2012 for future issuance under Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan and 71,959 shares available at August 31, 2012 for future issuance under the Northern Technologies International Corporation Employee Stock Purchase Plan.

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

F.
Material Terms of Northern Technologies International Corporation Annual Bonus Plan (incorporated by reference to Item 5.02 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 27, 2011).

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

J.
Executive Employment Agreement dated as of November 18, 2011 between Northern Technologies International Corporation and G. Patrick Lynch (incorporated by reference to Exhibit 10.13 to NTIC’s Annual Report on Form 10-K for the fiscal year ended August 31, 2011).

K.
Confidential Information, Inventions Assignment, Noncompetition and Non-Solicitation Agreement dated as of November 18, 2011 between Northern Technologies International Corporation and G. Patrick Lynch (incorporated by reference to Exhibit 10.14 to NTIC’s Annual Report on Form 10-K for the fiscal year ended August 31, 2011).

L.
Executive Employment Agreement dated as of November 18, 2011 between Northern Technologies International Corporation and Matthew C. Wolsfeld (incorporated by reference to Exhibit 10.15 to NTIC’s Annual Report on Form 10-K for the fiscal year ended August 31, 2011).

M.
Confidential Information, Inventions Assignment, Noncompetition and Non-Solicitation Agreement dated as of November 18, 2011 between Northern Technologies International Corporation and Matthew C. Wolsfeld (incorporated by reference to Exhibit 10.16 to NTIC’s Annual Report on Form 10-K for the fiscal year ended August 31, 2011).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

November 19, 2012	By:	/s/ G. Patrick Lynch
G. Patrick Lynch
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on the dates and in the capacities indicated.

Name	Title	Date

/s/ G. Patrick Lynch	President and Chief Executive Officer and Director	November 19, 2012
G. Patrick Lynch	(principal executive officer)

/s/ Matthew C. Wolsfeld, CPA	Chief Financial Officer and Corporate Secretary	November 19, 2012
Matthew C. Wolsfeld, CPA	(principal financial and accounting officer)

/s/ Pierre Chenu	Chairman of the Board	November 16, 2012
Pierre Chenu

/s/ Soo Keong Koh	Director	November 16, 2012
Soo Keong Koh

/s/ Sunggyu Lee, Ph.D.	Director	November 16, 2012
Sunggyu Lee, Ph.D.

/s/ Ramani Narayan, Ph.D.	Director	November 16, 2012
Ramani Narayan, Ph.D.

/s/ Richard J. Nigon	Director	November 16, 2012
Richard J. Nigon

/s/ Mark J. Stone	Director	November 16, 2012
Mark J. Stone

/s/ Konstantin von Falkenhausen	Director	November 16, 2012
Konstantin von Falkenhausen

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED AUGUST 31, 2012

Item No.	Item	Method of Filing
3.1	Restated Certificate of Incorporation of Northern Technologies International Corporation	Incorporated by reference to Exhibit 3.1 to NTIC’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2009 (File No. 001-11038)
3.2	Amended and Restated Bylaws of Northern Technologies International Corporation	Incorporated by reference to Exhibit 3.1 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 24, 2008 (File No. 001-11038)
4.1	Specimen Stock Certificate Representing Common Stock of Northern Technologies International Corporation	Incorporated by reference to Exhibit 4.1 to NTIC’s Registration Statement on Form 10 (File No. 001-19331)
10.1	Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 24, 2011 (File No. 001-11038)
10.2	Form of Incentive Stock Option Agreement for Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan	Incorporated by reference to Exhibit 10.2 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 24, 2011 (File No. 001-11038)
10.3	Form of Non-Statutory Stock Option Agreement for Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan	Incorporated by reference to Exhibit 10.3 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 24, 2011 (File No. 001-11038)
10.4	Form of Restricted Stock Agreement for Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan	Incorporated by reference to Exhibit 10.4 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 24, 2011 (File No. 001-11038)
10.5	Northern Technologies International Corporation Employee Stock Purchase Plan	Incorporated by reference to Exhibit 10.11 to NTIC’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 2006 (File No. 001-11038)

10.6	Material Terms of Northern Technologies International Corporation Annual Bonus Plan	Incorporated by reference to Item 5.02 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 27, 2011 (File No. 001-11038)
10.7	Form of Indemnification Agreement between Northern Technologies International Corporation and its Directors and Officers	Incorporated by reference to Exhibit 10.1 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 24, 2008 (File No. 001-11038)
10.8	Agreement dated as of May 25, 2009 between Northern Technologies International Corporation and Sunggyu Lee, Ph.D.	Incorporated by reference to Exhibit 10.2 to NTIC’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2009 (File No. 001-11038)
10.9	Description of Non-Employee Director Compensation Arrangements	Filed herewith
10.10	Executive Employment Agreement dated as of November 18, 2011 between Northern Technologies International Corporation and G. Patrick Lynch	Incorporated by reference to Exhibit 10.13 to NTIC’s Annual Report on Form 10-K for the fiscal year ended August 31, 2011 (File No. 001-11038)
10.11
Confidential Information, Inventions Assignment, Noncompetition and Non-Solicitation Agreement dated as of November 18, 2011 between Northern Technologies International Corporation and G. Patrick Lynch

Incorporated by reference to Exhibit 10.14 to NTIC’s Annual Report on Form 10-K for the fiscal year ended August 31, 2011 (File No. 001-11038)
10.12	Executive Employment Agreement dated as of November 18, 2011 between Northern Technologies International Corporation and Matthew C. Wolsfeld	Incorporated by reference to Exhibit 10.15 to NTIC’s Annual Report on Form 10-K for the fiscal year ended August 31, 2011 (File No. 001-11038)
10.13
Confidential Information, Inventions Assignment, Noncompetition and Non-Solicitation Agreement dated as of November 18, 2011 between Northern Technologies International Corporation and Matthew C. Wolsfeld

Incorporated by reference to Exhibit 10.16 to NTIC’s Annual Report on Form 10-K for the fiscal year ended August 31, 2011 (File No. 001-11038)
10.14	Amended and Restated Term Note dated as of January 10, 2011 issued by Northern Technologies Holding Company, LLC to PNC Bank, National Association	Incorporated by reference to Exhibit 10.1 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 12, 2011 (File No. 001-11038)

10.15	Amended and Restated Committed Line of Credit Note dated as of January 10, 2011 issued by Northern Technologies International Corporation to PNC Bank, National Association	Incorporated by reference to Exhibit 10.2 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 12, 2011 (File No. 001-11038)
10.16	Security Agreement dated as of January 10, 2011 between Northern Technologies International Corporation and PNC Bank, National Association	Incorporated by reference to Exhibit 10.3 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 12, 2011 (File No. 001-11038)
10.17	Amended and Restated Guaranty Agreement dated as of January 10, 2011 by Northern Technologies International Corporation in favor of PNC Bank, National Association	Incorporated by reference to Exhibit 10.4 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 12, 2011 (File No. 001-11038)
10.18	Loan Agreement dated as of January 10, 2011 between Northern Technologies Holding Company, LLC and PNC Bank, National Association	Incorporated by reference to Exhibit 10.5 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 12, 2011 (File No. 001-11038)
10.19	Loan Agreement dated as of January 10, 2011 between Northern Technologies International Corporation and PNC Bank, National Association	Incorporated by reference to Exhibit 10.6 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 12, 2011 (File No. 001-11038)
10.20	Mortgage dated as of May 3, 2006 between Northern Technologies Holding Company, LLC and National City Bank (now known as PNC Bank)	Incorporated by reference to Exhibit 10.7 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 9, 2006 (File No. 001-11038)
14.1	Code of Ethics	Incorporated by reference to Exhibit 14.1 to NTIC’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 2004 (File No. 001-11038)
21.1	Subsidiaries of the Registrant	Filed herewith
23.1	Consent of Baker Tilly Virchow Krause, LLP	Filed herewith
31.1	Certification of President and Chief Executive Officer Pursuant to SEC Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of President and Chief Executive Officer Pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer Pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101
The following materials from Northern Technologies International Corporation’s Annual Report on Form 10-K for the fiscal year ended August 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Condensed Financial Statements*

Furnished herewith

*
Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this annual report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under Section 11 or 12 of the Securities Act of 1933, as amended, or otherwise subject to the liability of those sections, except as shall be expressly set forth by specific reference in such filings.