Form 10-Q
period 2012-11-30
NORTHERN TECHNOLOGIES INTERNATIONAL CORP
filed 2013-01-14
CIK 875582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
______________________________

FORM 10-Q

(Mark one)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012

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

As of January 11, 2013, there were 4,418,821 shares of common stock of the registrant outstanding.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
FORM 10-Q
November 30, 2012

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

_________________

As used in this report, references to “NTIC,” the “Company,” “we,” “our” or “us,” unless the context otherwise requires, refer to Northern Technologies International Corporation and its wholly owned subsidiaries, NTI Facilities, Inc. and Northern Technologies Holding Company, LLC, and its majority owned subsidiaries, Zerust Prevenção de Corrosão S.A. and NTI Asean LLC, all of which are consolidated on NTIC’s consolidated financial statements.

NTIC’s consolidated financial statements do not include the accounts of any of its joint ventures.  Except as otherwise indicated, references in this report to NTIC’s joint ventures do not include NTIC’s majority owned Brazilian subsidiary, Zerust Prevenção de Corrosão S.A., or NTIC’s majority owned subsidiary, NTI Asean LLC, which is a holding company that holds investments in eight entities that operate in the Association of Southeast Asian Nations (ASEAN) region, including the following countries:   China, Indonesia, Korea, Malaysia, Philippines, Singapore, Taiwan and Thailand.

As used in this report, references to “Zerust Brazil” refer to NTIC’s majority owned Brazilian subsidiary, Zerust Prevenção de Corrosão S.A.

As used in this report, references to “NTI Asean” refer to NTIC’s majority owned holding company subsidiary,  NTI Asean LLC.

As used in this report, references to “HNTI” refer to NTIC’s joint venture in India, Harita NTI Limited.

As used in this report, references to “EXCOR” refer to NTIC’s primary joint venture in Germany, Excor Korrosionsschutz – Technologien und Produkte GmbH.

All trademarks, trade names or service marks referred to in this report are the property of their respective owners.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS AS OF NOVEMBER 30, 2012 (UNAUDITED)
AND AUGUST 31, 2012 (AUDITED)
	November 30, 2012	August 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,819,036	$4,137,547
Receivables:
Trade excluding joint ventures, less allowance for doubtful accounts of $20,000 at November 30, 2012 and August 31, 2012	2,684,239	2,516,961
Trade joint ventures	942,500	734,543
Fees for services provided to joint ventures	2,328,455	1,316,933
Income taxes	253,759	58,129
Inventories	4,989,833	4,151,197
Prepaid expenses	698,808	548,331
Deferred income taxes	596,085	596,085
Total current assets	19,312,715	14,059,726

PROPERTY AND EQUIPMENT, NET	4,238,359	4,288,618

OTHER ASSETS:
Investments in joint ventures	21,435,223	21,461,492
Deferred income taxes	1,030,610	1,030,610
Patents and trademarks, net	1,012,401	961,181
Other	76,000	76,000
Total other assets	23,554,234	23,529,283
Total assets	$47,105,308	$41,877,627

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of note payable	76,119	76,120
Accounts payable	1,810,330	1,818,309
Accrued liabilities:
Payroll and related benefits	1,699,938	1,565,866
Deferred joint venture royalties	288,000	288,000
Other	131,457	251,350
Total current liabilities	4,005,844	3,999,645

NOTE PAYABLE, NET OF CURRENT PORTION (Note 7)	914,384	933,413

COMMITMENTS AND CONTINGENCIES (Note 13)

EQUITY:
Preferred stock, no par value; authorized 10,000 shares; none issued and outstanding	—	—
Common stock, $0.02 par value per share; authorized 10,000,000 shares; issued and outstanding 4,418,821 and 4,403,656, respectively	88,351	88,073
Additional paid-in capital	11,305,834	11,130,966
Retained earnings	25,649,655	25,260,034
Accumulated other comprehensive income	664,247	277,583
Stockholders’ equity	37,708,087	36,756,656
Non-controlling interest	4,476,993	187,913
Total equity	42,185,080	36,944,569
Total liabilities and equity	$47,105,308	$41,877,627

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2012 AND 2011
	Three Months Ended
	November 30, 2012	November 30, 2011
NET SALES:
Net sales, excluding joint ventures	$4,770,387	$4,277,643
Net sales, to joint ventures	521,360	554,471
Total net sales	5,291,747	4,832,114

Cost of goods sold	3,690,972	3,209,476
Gross profit	1,600,775	1,622,638

JOINT VENTURE OPERATIONS:
Equity in income of joint ventures	1,154,296	1,357,680
Fees for services provided to joint ventures	1,846,277	1,445,252
Total joint venture operations	3,000,573	2,802,932

OPERATING EXPENSES:
Selling expenses	1,171,095	1,108,486
General and administrative expenses	1,248,696	1,270,013
Expenses incurred in support of joint ventures	369,687	200,264
Research and development expenses	938,206	814,305
Total operating expenses	3,727,684	3,393,068

OPERATING INCOME	873,664	1,032,502

INTEREST INCOME	25,346	8,060
INTEREST EXPENSE	(6,474)	(5,966)
OTHER INCOME	—	6,825

INCOME BEFORE INCOME TAX EXPENSE	892,536	1,041,421

INCOME TAX EXPENSE	134,000	106,000

NET INCOME	758,536	935,421

NET INCOME (LOSS) ATTRIBUTABLE TO NON CONTROLLING INTEREST	368,914	(23,336)

NET INCOME ATTRIBUTABLE TO NTIC	$389,622	$958,757

NET INCOME ATTRIBUTABLE TO NTIC PER COMMON SHARE:
Basic	$0.09	$0.22
Diluted	$0.09	$0.22

WEIGHTED AVERAGE COMMON SHARES ASSUMED OUTSTANDING:
Basic	4,406,205	4,355,666
Diluted	4,440,436	4,433,724

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPRENSIVE INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2012 AND 2011
	Three Months Ended
	November 30, 2012	November 30, 2011

NET INCOME	$758,536	$935,421
OTHER COMPREHENSIVE INCOME (LOSS) – FOREIGN CURRENCY TRANSLATION ADJUSTMENT	421,185	(1,188,071)

COMPREHENSIVE INCOME (LOSS)	1,179,721	(252,650)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	403,435	(33,142)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO STOCKHOLDERS	$776,286	$(219,508)

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED NOVEMBER 30, 2012 AND 2011
	Three Months Ended
	November 30, 2012	November 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$758,536	$935,421
Adjustments to reconcile net income to net cash used in operating activities:
Expensing of fair value of stock options vested	43,393	72,523
Depreciation expense	105,688	80,887
Amortization expense	17,445	38,713
Equity in income from joint ventures	(1,154,297)	(1,357,680)
Changes in current assets and liabilities:
Receivables:
Trade, excluding joint ventures	(205,361)	(410,029)
Trade, joint ventures	(207,957)	144,157
Fees for services receivables, joint ventures	330,564	(38,883)
Income taxes	(196,635)	(1,396)
Inventories	(865,175)	(158,234)
Prepaid expenses and other	(151,029)	(349,112)
Accounts payable	24,296	(489,032)
Income tax payable	4,191	(17,512)
Accrued liabilities	22,201	(235,365)
Net cash used in operating activities	(1,474,140)	(1,785,543)

CASH FLOWS FROM INVESTING ACTIVITIES:
Dividends received from joint ventures	2,676,337	2,031,450
Additions to property and equipment	(67,165)	(51,031)
Effect of Asean consolidation on cash (Note 2)	1,612,768	—
Additions to patents	(68,665)	(44,702)
Net cash provided by investing activities	4,153,275	1,935,717

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable	(19,030)	(19,029)
Dividend received by non controlling interest	(72,842)	—
Proceeds from employee stock purchase plan	28,938	22,414
Proceeds from exercise of stock options	102,815	—
Net cash provided by financing activities	39,881	3,385

EFFECT OF EXCHANGE RATE CHANGES ON CASH:	(37,527)	(12,550)

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,681,489	141,009
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,137,547	3,266,362

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,819,036	$3,407,371

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.           INTERIM FINANCIAL INFORMATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all necessary adjustments, which are of a normal recurring nature, and present fairly the consolidated financial position of Northern Technologies International Corporation and its subsidiaries (the Company) as of November 30, 2012 and August 31, 2012 and the results of their operations for the three months ended November 30, 2012 and 2011 and their cash flows for the three months ended November 30, 2012 and 2011, in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).

Certain amounts reported in the consolidated financial statements for the previous reporting periods have been reclassified to conform to the current period presentation.  These reclassifications did not have a material impact on the Company’s previously reported consolidated balance sheets or statements of cash flows.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s annual report on Form 10-K for the fiscal year ended August 31, 2012.  These consolidated financial statements also should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section appearing in this report.

Operating results for the three months ended November 30, 2012 are not necessarily indicative of the results that may be expected for the full fiscal year ending August 31, 2013.

The Company evaluates events occurring after the date of the consolidated financial statements requiring recording or disclosure in the consolidated financial statements.

2.           NTI ASEAN

NTI Asean LLC (NTI Asean) is an entity that holds investments in eight entities operating in the Association of Southeast Asian Nations (ASEAN) region, including the following countries: China, Indonesia, Korea, Malaysia, Philippines, Singapore, Taiwan and Thailand.

Prior to September 1, 2012, the Company owned 50% of NTI Asean, which it considered to be less than a majority, of the equity and voting rights and accounted for its investment using the equity method.  On September 1, 2012, the Company obtained an additional 10% ownership interest in NTI Asean in exchange for a license agreement, and thereafter holds 60% of the equity and voting rights of NTI Asean.

The Company accounted for the transaction resulting in the additional ownership as a business combination.  Beginning in the first quarter of fiscal 2013, the Company consolidated the results of NTI Asean.  Immediately prior to the transaction, the Company re-measured the fair value of NTI Asean and determined that there was no difference between the fair value and the book value of the entity.  As a result, there was no accounting impact related to the business combination in the statement of operations.

The Company determined the fair value of NTI Asean using the capitalized income method, including a capitalization rate of 25%.  The allocation of the total transaction amount was as follow:

The allocation of the total transaction amount was as follow:

Net assets acquired (liabilities assumed):
Cash and cash equivalents	$1,613,000
Accounts receivables	1,342,000
Investments in JV	4,967,000
Value of assets	$7,922,000

Purchase price:
Fair value of non-controlling interest	$3,961,000
Value of previously held interest	3,961,000
Told consideration	$7,922,000

The following is a summary of certain line items of the Company’s consolidated statement of operations for the three months ended November 30, 2011 as reported and on a pro forma basis, assuming the consolidation of NTI Asean on the Company’s consolidated financial statements as of the beginning of such period:

	As Reported	NTI Asean	Eliminated in Consolidation	Pro Forma
Net sales	$4,832,114	$—	$—	$4,832,114
Cost of goods sold	3,209,476	—	—	3,209,476
Gross profit	1,622,638	—	—	1,622,638
Joint venture operations	2,802,932	830,898	(369,461)	3,264,369
Operating expenses	3,393,068	2,665	—	3,395,733
Operating income	1,032,502	828,233	(369,461)	1,491,274
Income before income tax expense	1,041,421	828,233	(369,461)	1,500,193
Income tax expense	106,000	89,311	—	195,311
Net income	935,421	738,922	(369,461)	1,304,882
Net income attributable to non-controlling interest	(23,336)	(295,569)	—	(318,905)
Net income attributable to NTIC	958,757	443,535	(369,461)	1,032,831
Net income per common diluted share	$0.22	$0.10	$(0.08)	$0.24

3.           INVENTORIES

Inventories consisted of the following:

	November 30, 2012	August 31, 2012
Production materials	$1,141,205	$1,462,615
Finished goods	3,848,628	2,688,582
	$4,989,833	$4,151,197

4.           PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	November 30, 2012	August 31, 2012
Land	$310,365	$310,365
Buildings and improvements	3,540,275	3,406,674
Machinery and equipment	2,826,615	2,908,021
	6,677,255	6,625,060
Less accumulated depreciation	(2,438,896)	(2,336,442)
	$4,238,359	$4,288,618

5.           PATENTS AND TRADEMARKS, NET

Patents and trademarks, net consisted of the following:

	November 30, 2012	August 31, 2012
Patents and trademarks	$2,012,729	$1,945,785
Less accumulated amortization	(1,000,328)	(984,604)
	$1,012,401	$961,181

Patent and trademark costs are amortized over seven years.  Costs incurred related to patents and trademarks are capitalized until filed and approved, at which time the amounts capitalized to date are amortized and any further costs, including maintenance costs, are expensed as incurred.  Amortization expense is estimated to approximate $80,000 in each of the next five fiscal years.

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

Financial information from the audited and unaudited financial statements of the Company’s joint venture in Germany, Excor Korrosionsschutz – Technologien und Produkte GmbH (EXCOR), joint venture in China and all of the Company’s other joint ventures, are summarized as follows:

	At November 30, 2012
	Total	EXCOR	China	All Other
Current assets	$61,936,535	$21,440,244	$11,933,790	$28,562,501
Total assets	68,157,107	23,756,509	11,968,500	32,432,098
Current liabilities	20,079,934	4,737,085	4,822,792	10,520,057
Noncurrent liabilities	4,815,797	—	856,547	3,959,250
Joint ventures’ equity	43,261,376	19,019,424	6,289,161	17,952,791
Northern Technologies International Corporation’s share of joint ventures’ equity	21,435,223	9,509,714	3,148,679	8,776,830
Northern Technologies International Corporation’s share of joint ventures’ undistributed earnings	$19,341,157	$9,478,809	$3,095,230	$6,767,118

	At August 31, 2012
	Total	EXCOR	NTI ASEAN	All Other
Current assets	$61,973,725	$24,357,139	$15,358,967	$22,257,619
Total assets	68,585,974	26,620,589	15,522,456	26,442,929
Current liabilities	18,686,181	4,749,574	5,763,857	8,172,750
Noncurrent liabilities	4,700,458	—	1,055965	3,644,493
Joint ventures’ equity	45,199,335	21,871,015	8,702,634	14,625,686
Northern Technologies International Corporation’s share of joint ventures’ equity	21,461,492	10,935,509	$3,685,404	6,840,579
Northern Technologies International Corporation’s share of joint ventures’ undistributed earnings	$19,403,150	$10,904,604	$3,314,445	$5,184,101

	Three Months Ended November 30, 2012
	Total	EXCOR	China	All Other
Net sales	$27,524,934	$8,609,463	$3,568,798	$15,346,673
Gross profit	13,127,067	4,434,290	1,730,402	6,962,375
Net income	2,440,560	1,570,374	294,003	576,183
Northern Technologies International Corporation’s share of equity in income of joint ventures	$1,154,296	$785,187	$147,001	$222,108

	Three Months Ended November 30, 2011
	Total	EXCOR	NTI ASEAN	All Other
Net sales	$28,795,232	$8,542,250	$5,022,328	$15,230,654
Gross profit	13,339,072	4,325,802	2,286,705	6,726,565
Net income	2,538,769	1,457,055	738,922	689,348
Northern Technologies International Corporation’s share of equity in income of joint ventures	$1,357,680	$728,528	$369,461	$259,691

The Company records expenses that are directly attributable to the joint ventures on the consolidated statements of operations on the line “Expenses incurred in support of joint ventures”.  The expenses include items such as employee compensation and benefit expenses, travel expense and consulting expense.

The Company did not make any other joint venture investments during the three months ended November 30, 2012 and 2011.

 7.           CORPORATE DEBT

As of November 30, 2012, Northern Technologies Holding Company, LLC (NTI LLC) had a term loan with a principal amount of $990,503 outstanding that NTI LLC obtained from PNC Bank, National Association (PNC Bank) in connection with the purchase of NTIC’s corporate headquarters in September 2006.  The term loan matures on January 10, 2016, bears interest at an annual rate based on the daily LIBOR rate plus 2.15% and is payable in consecutive monthly installments equal to approximately $6,343 (inclusive of principal but exclusive of interest).  The term loan is secured by a first lien on the real estate and building owned by NTI LLC and all of the assets of the Company and is guaranteed by the Company.

The Company has a revolving line of credit with PNC Bank of $3,000,000.  No amounts were outstanding under the line of credit as of November 30, 2012 and August 31, 2012.  At the option of the Company, outstanding advances under the line of credit bear interest at either (a) an annual rate based on LIBOR plus 2.15% for the applicable LIBOR interest period selected by the Company or (b) at the rate publicly announced by PNC Bank from time to time as its prime rate. Interest is payable in arrears (a) for the portion of advances bearing interest under the prime rate on the last day of each month during the term thereof and (b) for the portion of advances bearing interest under the LIBOR option on the last day of the respective LIBOR interest period selected for such advance.  Any unpaid interest is payable on the maturity date.  As of November 30, 2012, the interest rate was 3.03% and the weighted average rate was 3.11% for the three months ended November 30, 2012.  As of November 30, 2011, the interest rate was 3.09% and the weighted average rate was 3.02% for the three months ended November 30, 2011.  The revolving line of credit is secured by cash, receivables and inventory.

The term loan and the line of credit are governed under separate loan agreements (collectively, the Loan Agreements).  The Loan Agreements contain standard covenants, including affirmative financial covenants, such as the maintenance of a minimum fixed charge coverage ratio, and negative covenants, which, among other things, limit the incurrence of additional indebtedness, loans and equity investments, disposition of assets, mergers and consolidations and other matters customarily restricted in such agreements. Under the Loan Agreements, the Company is subject to a minimum fixed charge coverage ratio of 1.10:1.00.  As of November 30, 2012 the Company was in compliance with all debt covenants.

On December 11, 2012, PNC Bank extended the maturity date of the line of credit from January 9, 2013 to January 8, 2014, and waived a technical covenant default by the Company to deliver quarterly compliance certificates.  All other terms of the line of credit and the loan agreement and other documents evidencing the line of credit remain the same.

8.           STOCKHOLDERS’ EQUITY

During the three months ended November 30, 2012, the Company did not purchase or retire any shares of its common stock.  The following stock options to purchase shares of common stock were exercised during the three months ended November 30, 2012:

Options Exercised	Exercise Price
25,140	$ 9.95
1,734	7.65

The Company granted stock options under the Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan (the 2007 Plan) to purchase an aggregate of 118,294 shares of its common stock to various employees and directors during the three months ended November 30, 2012.  The weighted average per share exercise price of the stock options is $10.25, which is equal to the fair market value of the Company’s common stock on the date of grant.

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

Options to purchase shares of common stock of 48,000 were excluded from the computation of common share equivalents for the three months ended November 30, 2012, as the exercise prices of such options were greater than market price of a share of common stock.  Options to purchase shares of common stock of 26,000 were excluded from the computation of common share equivalents for the three months ended November 30, 2011, as the exercise prices of such options were greater than market price of a share of common stock.

The following is a reconciliation of the earnings per share computation for the three months ended November 30, 2012 and 2011:

	Three Months Ended
Numerator:	November 30, 2012	November 30, 2011
Net income attributable to NTIC	$389,622	$958,757

Denominator:
Basic – weighted shares outstanding	4,406,205	4,355,666
Weighted shares assumed upon exercise of stock options	34,231	78,058
Diluted – weighted shares outstanding	4,440,436	4,433,724
Basic earnings per share:	$0.09	$0.22
Diluted earnings per share:	$0.09	$0.22

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

The Company granted options to purchase an aggregate of 96,294 and 26,000 shares of its common stock during the three months ended November 30, 2012 and 2011, respectively.  The fair value of option grants is determined at date of grant, using the Black-Scholes option pricing model with the assumptions listed below.  Based on these valuations, the Company recognized compensation expense of $43,393 and $72,523 during the three months ended November 30, 2012 and 2011, respectively, related to the options that vested during such time period.  The stock-based expense recorded reduced after-tax net income per share by $0.01 for each of the three months ended November 30, 2012 and 2011, respectively.  As of November 30, 2012, the total compensation cost for non-vested options not yet recognized in the Company’s consolidated statements of operations was $578,138 net of estimated forfeitures.  Additional stock-based compensation expense of $282,652 is expected through the remainder of fiscal year 2013, and expense of $181,774 and $96,841 is expected to be recognized during fiscal 2014 and fiscal 2015, respectively.  Future option grants will impact the compensation expense recognized.

The Company currently estimates a ten percent forfeiture rate for stock options and continually reviews this estimate for future periods.

The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions and results for the grants:

	November 30,
	2012	2011
Dividend yield	0.00%	0.00%
Expected volatility	48.0%	48.8%
Expected life of option	5-10 years	5 years
Average risk-free interest rate	0.71%	1.31%

The weighted average per share fair value of options granted during the three months ended November 30, 2012 and 2011 was $5.53 and $7.14, respectively.  The weighted average remaining contractual life of the options outstanding as of November 30, 2012 and 2011 was 4.82 years and 2.81 years, respectively.

11.           GEOGRAPHIC AND SEGMENT INFORMATION

Net sales by geographic location as a percentage of total consolidated net sales for the three months ended November 30, 2012 and 2011 were as follows:

	Three Months Ended
	November 30, 2012	November 30, 2011
Inside the U.S.A. to unaffiliated customers	71.2%	68.1%
Outside the U.S.A. to:
Joint ventures in which the Company is a shareholder directly and indirectly	15.3	15.7
Unaffiliated customers	13.5	16.2
	100.0%	100.0%

Net sales by geographic location are based on the location of the customer.

Fees for services provided to joint ventures by geographic location as a percentage of total fees for services provided to joint ventures during the three months ended November 30, 2012 and 2011 were as follows:

	Three Months Ended November 30,
	2012	% of Total Fees for Services Provided to Joint Ventures	2011	% of Total Fees for Services Provided to Joint Ventures
China*	$493,312	26.7%	$—	0.0%
Germany	242,700	13.1%	249,447	17.3%
Japan	201,981	10.9%	288,539	20.0%
Thailand*	153,687	8.3%	—	0.0%
Korea**	138,742	7.5%	76,465	5.3%
France	128,502	7.0%	141,639	9.8%
Poland	111,472	6.0%	97,828	6.8%
Finland	87,851	4.8%	132,496	9.2%
Sweden	86,992	4.7%	156,657	10.8%
United Kingdom	67,058	3.6%	79,499	5.5%
India	—	0.0%	136,155	9.4%
Other	133,980	7.4%	86,527	6.0%
	$1,846,277	100.0%	$1,445,252	100.0%

*Joint Ventures owned by NTI Asean.
**Joint Venture owned by NTI Asean as of November 30, 2012, but not as of November 30, 2011.  NTI Asean results are not included on the consolidated financial statements for the three months ended November 30, 2011. (See Note 2)

The following table sets forth the Company’s net sales for the three months ended November 30, 2012 and 2011 by segment:

	Three Months Ended
	November 30, 2012	November 30, 2011
ZERUST® sales	$4,795,283	$4,452,646
Natur-Tec® sales	496,464	379,468
Total net sales	$5,291,747	$4,832,114

The following table sets forth the Company’s cost of goods sold for the three months ended November 30, 2012 and 2011 by segment:

	November 30, 2012	% of Product Sales*	November 30, 2011	% of Product Sales*
Direct cost of goods sold
ZERUST®	$2,644,295	55.1%	$2,457,799	55.2%
Natur-Tec®	439,673	88.6%	296,561	78.2%
Indirect cost of goods sold	607,004	NA	455,116	NA
Total net cost of goods sold	$3,690,972		$3,209,476

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

The geographical distribution of key financial statement data is as follows:

	At November 30, 2012
	Brazil	North America	Total
Total assets	$1,525,725	$45,619,817	$47,105,308

	At August 31, 2012
	Brazil	North America	Total
Total assets	$1,744,693	$40,132,934	$41,877,627

	Three Months Ended November 30, 2012
	Brazil	North America	Total
Net sales	$551,814	$4,739,933	$5,291,747
Operating income	$(23,148)	$896,812	$873,664

	Three Months Ended November 30, 2011
	Brazil	North America	Total
Net sales	$604,920	$4,227,194	$4,832,114
Operating income	$(155,174)	$1,187,676	$1,032,502

Total assets located in Brazil primarily consist of cash and cash equivalents, customer receivables and inventory.  These assets are periodically reviewed to assure the net realizable value from the estimated future production based on forecasted sales exceeds the carrying value of the assets.

12.           RESEARCH AND DEVELOPMENT

The Company expenses all costs related to product research and development as incurred.   The Company incurred $938,206 and $814,305 of expense during the three months ended November 30, 2012 and 2011, respectively, in connection with its research and development activities.  The costs related to product research and development contracts of $68,682 and $197,000 for the three months ended November 30, 2012 and 2011, respectively.  The net fees are accounted for in the “Research and Development Expenses” section of the consolidated statements of operations.

The Company has certain research and development contracts.  The Company accrues proceeds received under such contracts and offsets research and development expenses incurred in equal installments over the timelines associated with completion of the contracts’ specific objectives and milestones. At November 30, 2012 and August 31, 2012, the Company had $4,210 and $96,861, respectively, of deferred amounts in other accrued liabilities as the Company had not yet performed under the obligations of the contract at that time.

13.           COMMITMENTS AND CONTINGENCIES

On August 31, 2012, the Board of Directors of the Company, upon recommendation of the Compensation Committee of the Board of Directors, approved the material terms of an annual bonus plan for the Company’s executive officers and certain officers and employees for the fiscal year ending August 31, 2013.  For fiscal 2013 as in past years, the total amount available under the bonus plan will be up to 25% of the Company’s earnings before interest, taxes and other income, as adjusted to take into account amounts to be paid under the bonus plan and certain other adjustments (Adjusted EBITOI), assuming the achievement of at least a minimum Adjusted EBITOI, which is generally 70% of a budgeted target Adjusted EBITOI for fiscal 2013.  For each plan participant, 50% of the amount of the participant’s individual bonus payout will be determined based upon the participant’s individual allocation percentage of the total amount available under the bonus plan and 50% of the participant’s payout will be determined based upon the participant’s achievement of certain pre-established but more qualitative individual performance objectives.  The payment of bonuses under the plan are discretionary and may be paid to executive officer participants in both cash and shares of NTIC common stock, the exact amount and percentages of which will be determined by the Company’s Board of Directors, upon recommendation of the Compensation Committee, after the completion of the Company’s consolidated financial statements for fiscal 2013.  There was $116,909 for management bonuses accrued for three months ended November 30, 2012 compared to a management bonus accrual of $320,814 for the three months ended November 30, 2011.

A subsidiary of the Company, NTI Facilities, Inc., leases property located at 23205 Mercantile Road, Beachwood, Ohio.  Remaining rentals payable under such leases are as follows: fiscal 2013 - $187,500; fiscal 2014 - $59,500 and thereafter - $0.

Three joint ventures accounted for 65.0% and 55.3% of the Company’s trade joint venture receivables at November 30, 2012 and August 31, 2012, respectively.

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

NTIC’s ZERUST® rust and corrosion inhibiting products include plastic and paper packaging, liquids and coatings, rust removers and cleaners, diffusers and variations of these products designed specifically for the oil and gas industry.   NTIC’s also offers worldwide on-site technical consulting for rust and corrosion prevention issues.  NTIC’s technical service consultants work directly with the end users of NTIC’s ZERUST® rust and corrosion inhibiting products to analyze their specific needs and develop systems to meet their technical requirements.  In North America, NTIC sells its ZERUST® corrosion prevention solutions through a direct sales force as well as a network of independent distributors and agents.  Internationally, NTIC sells its ZERUST® corrosion prevention solutions through its majority owned Brazilian subsidiary, Zerust Prevenção de Corrosão S.A. (Zerust Brazil), its majority owned joint venture holding company for NTIC’s joint venture investments in the Association of Southeast Asian Nations (ASEAN) region, and joint venture arrangements in North America and Europe.

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

Petroleo Brasileiro S.A. (Petrobras), an oil company located in Brazil, has conducted extensive multi-year product field trials of NTIC’s ZERUST® rust and corrosion inhibiting products against competitive alternatives.  During fiscal 2010, Zerust Brazil received a Phase 1 contract for an initial implementation of $1.4 million in ZERUST® products which was delivered in fiscal 2010 and fiscal 2011.  During fiscal 2011, Zerust Brazil signed a Phase 2 contract with Petrobras to supply $2.4 million in ZERUST® products.  During fiscal 2012, Petrobras expanded this Phase 2 contract to supply an additional $657,000 in ZERUST® products, bringing the total Phase 2 contract value to $3.1 million in ZERUST® products, which were delivered in fiscal 2012.  During first quarter of fiscal 2013, Zerust Brazil signed a Phase 3 contract with Petrobras to supply $3.7 million in ZERUST® products.

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

NTIC’s Joint Venture Network

NTIC participates in 23 active joint venture arrangements in North America, Europe and Asia.  Each of these joint ventures generally manufactures and markets products in the geographic territory to which it is assigned.  While most of NTIC’s joint ventures exclusively sell rust and corrosion inhibiting products, some of the joint ventures sell NTIC’s Natur-Tec® resin compounds.  NTIC historically has funded its investments in joint ventures with cash generated from operations.

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

NTIC does not consolidate the results of its 23 joint ventures in its consolidated financial statements.  NTIC’s investments in its joint ventures are accounted for using the equity method.  Although Zerust Brazil originated as a joint venture of NTIC, it is no longer considered a joint venture, but rather it is a majority owned subsidiary of NTIC; and thus, unlike NTIC’s joint ventures, its results are consolidated in NTIC’s consolidated financial statements.  NTIC holds 85% of the equity and 85% of the voting rights of Zerust Brazil.

In addition, beginning in the first quarter of fiscal 2013, NTIC has consolidated the results of NTI Asean, which effective as of September 1, 2012 is a majority owned subsidiary of NTIC.   On September 1, 2012, NTIC and the other 50% owner in NTI Asean contributed their respective shares of capital stock of Korea Zerust Co., Ltd. (Korea Zerust), constituting an aggregate of 50% of the equity and voting rights of Korea Zerust, to NTI Asean, and NTIC contributed exclusive license rights and other intellectual property to NTI Asean in exchange for an additional 10% ownership interest in NTI Asean.  As a result of such transaction, NTIC holds 60% of the equity and 60% of the voting rights of NTI Asean.  NTI Asean holds investments in eight entities that operate in the following eight territories located in the Association of Southeast Asian Nations (ASEAN) region:  China, Indonesia, Korea, Malaysia, Philippines, Singapore, Taiwan and Thailand.  With respect to NTIC’s joint ventures, NTIC considers only EXCOR and China to be individually significant to NTIC’s consolidated assets and income; and therefore, provides certain additional information regarding EXCOR and China in the notes to NTIC’s consolidated financial statements and in this section of this report.

Financial Overview

NTIC’s management, including its chief executive officer who is NTIC’s chief operating decision maker, reports and manages NTIC’s operations in two reportable business segments based on products sold, customer base and distribution center:  ZERUST® products and services and Natur-Tec® products.

NTIC’s consolidated net sales increased 9.5% during the three months ended November 30, 2012 compared to the three months ended November 30, 2011.  This increase was primarily a result of increased sales of Natur-Tec® products and ZERUST® rust and corrosion inhibiting packaging products and services. During the three months ended November 30, 2012, 90.6% of NTIC’s consolidated net sales were derived from sales of ZERUST® products and services, which increased 7.7% to $4,795,283 during the three months ended November 30, 2012, compared to the same respective prior fiscal year period due to increased demand from existing customers and the addition of new customers.  NTIC has focused its sales efforts of ZERUST® products and services by strategically targeting customers with specific corrosion issues in new market areas, including the oil and gas industry and other industrial sectors that offer sizable growth opportunities.  NTIC’s consolidated net sales for the three months ended November 30, 2012 included $551,814 of sales made by Zerust Brazil, and of those sales, $40,385 in sales were made to the oil and gas industry sector in Brazil.  Overall demand for ZERUST® products and services depends heavily on the overall health of the markets in which NTIC sells its products, including in particular the automotive market.

During the three months ended November 30, 2012, 9.4% of NTIC’s consolidated net sales were derived from sales of Natur-Tec® products compared to 7.9% during the three months ended November 30, 2011.  Net sales of Natur-Tec® products increased 30.8% during the three months ended November 30, 2012 compared to the three months ended November 30, 2011.  This increase was due to increased sales to Natur-Tec® distributors in the United States as NTIC has continued to strengthen and expand its U.S. industrial distribution.  Additionally, NTIC has continued to target key national and regional retailers utilizing independent sales agents.  Demand for the Natur-Tec® products depends primarily on market acceptance and the extent of NTIC’s distribution network.

Cost of goods sold as a percentage of net sales increased to 69.8% during the three months ended November 30, 2012 compared to 66.4% during the three months ended November 30, 2011 primarily as a result of increased production expense associated with the production and shipping of both ZERUST® and Natur Tec® products.  The increases are considered temporary as new suppliers are being implemented for new products and applications.

NTIC’s equity in income of joint ventures decreased 15.0% to $1,154,296 during the three months ended November 30, 2012 compared $1,357,680 during the three months ended November 30, 2011 primarily as a result of the consolidation of NTI Asean which was included in the current fiscal quarter, but not in the prior comparative quarter.

NTIC recognized a 27.7% increase in fees for services provided to joint ventures during the three months ended November 30, 2012 compared to the three months ended November 30, 2011.  This increase was primarily a result of the consolidation of fees for services earned by NTI Asean which are included in the current fiscal quarter, but not in the prior comparative quarter.  This is partially offset by a 4.4% decrease in total net sales of NTIC’s joint ventures to $27,524,934 during the three months ended November 30, 2012 compared to $28,795,232 for the three months ended November 30, 2011.  Total net sales of NTIC’s joint ventures were adversely affected in part by the European economic slowdown, which NTIC believes adversely affected the net sales of NTIC’s European joint ventures as well as certain of NTIC’s other non-European joint ventures, and the weakening of the EURO and other currencies compared to the U.S. dollar.

NTIC’s total operating expenses increased to $3,727,684 during the three months ended November 30, 2012 compared to $3,393,068 for the three months ended November 30, 2011.  This increase was primarily the result of an increase in selling expenses, general and administrative expenses and expenses incurred in support of joint ventures, research and development expenses, and overall reflected NTIC’s efforts to support its new business efforts.

NTIC expenses all costs related to product research and development as incurred.  NTIC incurred $938,206 and $814,305 of expense during the three months ended November 30, 2012 and 2011, respectively, in connection with its research and development activities.  These represent net amounts after being reduced by reimbursements related to certain research and development contracts.  Such reimbursement totaled $68,682 during the three months ended November 30, 2012 and 2011.  NTIC anticipates that it will spend between $3,800,000 and $4,000,000 in total during fiscal 2013 on research and development activities related to its new technologies.  This estimate is a net range after being reduced by anticipated reimbursements related to certain research and development contracts.

Net income attributable to NTIC decreased 59.4% to $389,622, or $0.09 per diluted common share, for the three months ended November 30, 2012 compared to $958,757, or $0.22 per diluted common share, for the three months ended November 30, 2011. This decrease was primarily the result of decreases in gross profits of NTIC’s North American businesses as well as decreases in sales and earnings of NTIC’s subsidiary in Brazil.  NTIC anticipates that its quarterly net income will remain subject to significant volatility primarily due to the financial performance of its joint ventures and sales of its ZERUST® products and services into the oil and gas industry and Natur-Tec® bioplastics products, which sales fluctuate more on a quarterly basis than the traditional ZERUST® business.

NTIC’s working capital was $15,306,871 at November 30, 2012, including $6,819,036 in cash and cash equivalents compared to $10,060,081 at August 31, 2012, including $4,137,547 in cash and cash equivalents.

Results of Operations

The following tables set forth NTIC’s results of operations for the three months ended November 30, 2012 and 2011.

	Three Months Ended
	November 30, 2012	% of Net Sales	November 30, 2011	% of Net Sales	$ Change	% Change
Net sales, excluding joint ventures	$4,770,387	90.1%	$4,277,643	88.5%	$492,744	11.5%
Net sales, to joint ventures	521,360	9.9%	554,471	11.5%	(33,111)	(6.0)%
Cost of goods sold	3,690,972	69.8%	3,209,476	66.4%	481,496	15.0%
Equity in income of joint ventures	1,154,296	21.8%	1,357,680	28.1%	(203,384)	(15.0)%
Fees for services provided to joint ventures	1,846,277	34.9%	1,445,252	29.9%	401,025	27.7%
Selling expenses	1,171,095	22.1%	1,108,486	22.9%	62,609	5.6%
General and administrative expenses	1,248,696	23.6%	1,270,013	26.3%	(21,317)	(1.7)%
Expenses incurred in support of joint ventures	369,687	7.0%	200,264	4.1%	169,423	84.6%
Research and development expenses	938,206	17.7%	814,305	16.9%	$123,901	15.2%

Net Sales. NTIC’s consolidated net sales increased 9.5% to $5,291,747 during the three months ended November 30, 2012 compared to the three months ended November 30, 2011.  NTIC’s consolidated net sales to unaffiliated customers excluding NTIC’s joint ventures increased 11.5% to $4,770,387 during the three months ended November 30, 2012 compared to the same respective prior fiscal year period.  This increase was primarily a result of increased sales of Natur-Tec® products and ZERUST® rust and corrosion inhibiting packaging products and services.  Net sales to joint ventures decreased 6.0% to $521,360 during the three months ended November 30, 2012 compared to the same respective prior fiscal year period.  This decrease correlated with the 4.4% decrease in total net sales of NTIC’s joint ventures for the three months ended November 30, 2012.

The following table sets forth NTIC’s net sales by product category for the three months ended November 30, 2012 and 2011 by segment:

	Three Months Ended
	November 30, 2012	November 30, 2011
ZERUST® sales	$4,795,283	$4,452,646
Natur-Tec® sales	496,464	379,468
Total net sales	$5,291,747	$4,832,114

During the three months ended November 30, 2012, 90.6% of NTIC’s consolidated net sales were derived from sales of ZERUST® products and services, which increased 7.7% to $4,795,283 during the three months ended November 30, 2012 compared to $4,452,646 during the same prior year period, due primarily from increased demand from existing customers and the addition of new customers.  NTIC has focused its sales efforts of ZERUST® products and services by strategically targeting customers with specific corrosion issues in new market areas, including the oil and gas industry and other industrial sectors that offer sizable growth opportunities.

NTIC’s consolidated net sales during the three months ended November 30, 2012 included $551,814 of sales made by Zerust Brazil, and of those sales, $40,385 in sales were made to the oil and gas industry sector in Brazil.

During the three months ended November 30, 2012, 9.4% of NTIC’s consolidated net sales, respectively, were derived from sales of Natur-Tec® products, which increased 30.8% to $496,464 during the three months ended November 30, 2012 compared to the three months ended November 30, 2011.  This increase was due to increased sales to Natur-Tec® distributors on the West Coast of the United States as NTIC has continued to strengthen and expand its U.S. industrial distribution.  Additionally, NTIC has continued to target key national and regional retailers utilizing independent sales agents.  Demand for the Natur-Tec® products depends primarily on market acceptance and the extent of NTIC’s distribution network.

Cost of Goods Sold.  Cost of goods sold increased 15.0% for the three months ended November 30, 2012 compared to the three months ended November 30, 2011 primarily as a result of increased net sales as described above as well as the increase in production and shipping costs associated with ZERUST® products.  Cost of goods sold as a percentage of net sales increased to 69.7% for the three months ended November 30, 2012 compared to 66.4% for the three months ended November 30, 2011 primarily as a result of the increase in production and shipping costs associated with ZERUST® products.

Equity in Income of Joint Ventures. NTIC’s equity in income of joint ventures decreased 15.0% to $1,154,296 during the three months ended November 30, 2012 compared $1,357,680 during the three months ended November 30, 2011 primarily as a result of the consolidation of NTI Asean in the current fiscal year quarter, but not in the prior fiscal year comparative quarter.  Of the total equity in income of joint ventures, NTIC had equity in income of joint ventures of $785,187 attributable to EXCOR during the three months ended November 30, 2012 compared to $728,528 attributable to EXCOR and $147,001 attributable to China during the three months ended November 30, 2011. NTIC had equity in income of joint ventures of $147,001 attributable to its joint venture in China during the three months ended November 30, 2012.  NTIC had equity in income of all other joint ventures of $222,108 during the three months ended November 30, 2012 compared to $259,691 during the three months ended November 30, 2011.

Fees for Services Provided to Joint Ventures.  NTIC recognized fee income for services provided to joint ventures of $1,846,277 during the three months ended November 30, 2012 compared to $1,445,252 during the three months ended November 30, 2011 representing an increase of $401,025.  This increase was primarily a result consolidation of the fees for services earned by NTI Asean which are included in the current fiscal quarter, but not in the prior comparative quarter.  This is partially offset by a 4.4% decrease in total net sales of NTIC’s joint ventures to $27,524,934 during the three months ended November 30, 2012 compared to $28,795,232 for the three months ended November 30, 2011.  Total net sales of NTIC’s joint ventures were adversely affected in part by the European economic slowdown, which NTIC believes also adversely affected net sales of certain of NTIC’s other non-European joint ventures, as well as the weakening of the EURO and other currencies compared to the U.S. dollar.  Sales of NTIC’s joint ventures are not included in NTIC’s product sales and are not combined with NTIC’s sales in NTIC’s consolidated financial statements or in any description of NTIC’s sales.

Of the total fee income for services provided to its joint ventures, fees of $493,312 and $242,700 were attributable to NTIC’s joint venture in China and EXCOR, respectively, during the three months ended November 30, 2012 compared to $249,447 attributable to EXCOR during the three months ended November 30, 2011.  This decrease was the result of foreign currency exchange rate fluctuations.

Selling Expenses.  NTIC’s selling expenses increased 5.6% for the three months ended November 30, 2012 compared to the same respective period in fiscal 2012 due to increases in compensation and employee benefits, lab testing related expenses, commission expenses, travel and related expenses, and consulting expenses and selling expenses incurred at Zerust Brazil.  Selling expenses as a percentage of net sales decreased slightly to 22.1% for the three months ended November 30, 2012, from 22.9% during the three months ended November 30, 2011, due primarily to the increase in net sales, partially offset by the increase in selling expenses as previously described.

General and Administrative Expenses.  NTIC’s general and administrative expenses decreased 1.7% for the three months ended November 30, 2012 compared to the same respective periods in fiscal 2011 due to a decrease in consulting expenses.  As a percentage of net sales, general and administrative expenses decreased to 23.6% for the three months ended November 30, 2012 from 26.3% for the three months ended November 30, 2011.

Expenses Incurred in Support of Joint Ventures.  Expenses incurred in support of NTIC’s joint ventures were $369,687 during the three months ended November 30, 2012 compared to $200,264 during the three months ended November 30, 2011, representing an increase of 84.6%.  This increase was due primarily to increased compensation and benefits expenses associated with increased headcount.

Research and Development Expenses.  NTIC’s research and development expenses increased 15.2% for the three months ended November 30, 2012 compared to the same respective periods in fiscal 2011.  The increase was primarily due to compensation and benefit expenses associated with increased headcount and an increase in consulting expenses, partially offset by reimbursements related to certain research and development contracts.

Interest Income.  NTIC’s interest income increased to $25,346 during the three months ended November 30, 2012 compared to $8,060 during the three months ended November 30, 2011 primarily due to increased cash balances earning interest during the most recent periods.

Interest Expense.  NTIC’s interest expense decreased to $6,474 during the three months ended November 30, 2012 compared to $5,966 during the three months ended November 30, 2011.

Income Before Income Tax Expense.  Income before income tax expense decreased to $892,536 for the three months ended November 30, 2012 compared to $1,041,421 for the three months ended November 30, 2011.

Income Tax Expense.  Income tax expense was $134,000 during the three months ended November 30, 2012 compared $106,000 during the three months ended November 30, 2011.   Income tax expense was calculated based on management’s estimate of NTIC’s annual effective income tax rate.  NTIC’s annual effective income tax rate during the three months ended November 30, 2012 and 2011 was lower than the statutory rate primarily due to NTIC’s equity in income of joint ventures being recognized based on after-tax earnings of these entities.  To the extent undistributed earnings of NTIC’s joint ventures are distributed to NTIC, it is not expected to result in any material additional income tax liability after the application of foreign tax credits. NTIC records a tax valuation allowance when it is more likely than not that some portion or all of its deferred tax assets will not be realized to reduce deferred tax assets to the amount expected to be realized.  NTIC determined based on all available evidence, including historical data and projections of future results, that it is more likely than not that all of its deferred tax assets, except for its foreign tax credit carryforwards and Minnesota state research and development credit carryforwards, will be fully realized.  In addition, NTIC determined based upon all available evidence, including new IRS guidance, historical results, projected future taxable income and foreign tax credit utilization, that it was not more likely than not that the federal research and development credits would be utilized during the carryforward period and as a result, a valuation allowance was recorded against all of NTIC’s federal research and development credits.  In addition, NTIC continues to believe that its deferred tax asset related to foreign tax credit carryforwards will not be realized due to insufficient federal taxable income within the carryforward period and the fact that for ordering purposes the foreign tax credit carryforwards are not allowed to be used until after any current year foreign tax credits are utilized.

NTIC considers the earnings of certain foreign joint ventures to be indefinitely invested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs. As a result, U.S. income and foreign withholding taxes have not been recognized on the cumulative undistributed earnings of $19.3 million and $19.4 million at November 30, 2012 and August 31, 2012, respectively.  To the extent undistributed earnings of NTIC’s joint ventures are distributed in the future, they are not expected to result in any material additional income tax liability after the application of foreign tax credits.

Other Comprehensive Income - Foreign Currency Translations Adjustment.  The volatility of the foreign currency translations adjustment was due to the volatility of the U.S. Dollar compared to the Euro and other foreign currencies during the three months ended November 30, 2012 compared to the same respective period in fiscal 2011.

Liquidity and Capital Resources

Sources of Cash and Working Capital.  As of November 30, 2012, NTIC’s working capital was $15,306,871, including $6,819,036 in cash and cash equivalents, compared to working capital of $10,060,081, including $4,137,547 in cash and cash equivalents, at August 31, 2012.

As of November 30, 2012, NTIC had a term loan with a principal amount of $990,503 outstanding that Northern Technologies Holding Company, LLC (NTI LLC) obtained from PNC Bank, National Association (PNC Bank) in connection with the purchase of NTIC’s corporate headquarters in September 2006.  The term loan matures on January 10, 2016, bears interest at an annual rate based on the daily LIBOR rate plus 2.15% and is payable in consecutive monthly installments equal to approximately $6,343 (inclusive of principal but exclusive of interest).  The term loan is secured by a first lien on the real estate and building owned by NTI LLC and all of the assets of NTIC and is guaranteed by NTIC.

As of November 30, 2012, NTIC also had a revolving line of credit with PNC Bank of $3,000,000 with no amounts outstanding as of such date.  The line of credit is evidenced by an amended and restated committed line of credit note in the principal amount of up to $3,000,000.  The line of credit has a $1,200,000 standby letter of credit subfacility, with any standby letters of credit issued thereunder being at the sole discretion of PNC Bank.  Any standby letters of credit issued under the subfacility are subject to customary fees and charges payable by NTIC.  At the option of NTIC, outstanding advances under the line of credit bear interest at either (a) an annual rate based on LIBOR plus 2.15% for the applicable LIBOR interest period selected by NTIC or (b) at the rate publicly announced by PNC Bank from time to time as its prime rate.  Interest is payable in arrears (a) for the portion of advances bearing interest under the prime rate on the last day of each month during the term thereof and (b) for the portion of advances bearing interest under the LIBOR option on the last day of the respective LIBOR interest period selected for such advance.  Any unpaid interest is payable on the maturity date.  As of November 30, 2012, the interest rate on the line of credit was 3.20%.

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

On December 11, 2012, PNC Bank extended the maturity date of the line of credit from January 9, 2013 to January 8, 2014 and waived a technical covenant default by NTIC to deliver quarterly compliance certificates.  All other terms of the line of credit and the loan agreement and other documents evidencing the line of credit remain the same.  NTIC expects to remain in compliance with all loan agreement covenants during the remainder of fiscal 2013.

NTIC believes that a combination of its existing cash and cash equivalents, forecasted cash flows from future operations, anticipated distributions of earnings, anticipated fees to NTIC for services provided to its joint ventures, and funds available through existing or anticipated financing arrangements, will be adequate to fund its existing operations, investments in new or existing joint ventures, capital expenditures, debt repayments and any stock repurchases for at least the next 12 months.  During the remainder of fiscal 2013, NTIC expects to continue to invest in research and development and in marketing efforts and resources into the application of its corrosion prevention technology into the oil and gas industry and its Natur-Tec® bio-plastics business.  In order to take advantage of such new product and market opportunities to expand its business and increase its revenues, NTIC may decide to finance such opportunities by borrowing under its revolving line of credit or raising additional financing through the issuance of debt or equity securities.  There is no assurance that any financing transaction will be available on terms acceptable to NTIC or at all, or that any financing transaction will not be dilutive to NTIC’s current stockholders.

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

Uses of Cash and Cash Flows.  Net cash used in operating activities during the three months ended November 30, 2012 was $1,474,140, which resulted principally from NTIC’s equity in income from joint ventures and increases in receivables, inventories and prepaid expenses and a decrease in accounts payables, accrued liabilities and income taxes payable, partially offset by NTIC’s net income, depreciation and amortization.  Net cash used in operating activities during the three months ended November 30, 2011 was $1,785,543 which resulted principally from NTIC’s equity in income from joint ventures and increases in receivables, inventories and prepaid expenses, and decreases in payables and accrued liabilities partially offset by NTIC’s net income, depreciation, amortization and income taxes payable.

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

NTIC experienced an increase in receivables and inventory as of November 30, 2012 compared to August 31, 2012 due to the increase in net sales and a desire to stock more products to shorten lead times and anticipate customer demand.  Trade receivables excluding joint ventures as of November 30, 2012 increased $167,278 compared to August 31, 2012, primarily related to the increase in NTIC’s net sales.

Outstanding trade receivables excluding joint ventures balances as of November 30, 2012 increased 1 day to an average of 51 days from balances outstanding from these customers as of August 31, 2012.

Outstanding trade receivables from joint ventures as of November 30, 2012 increased $207,957 compared to August 31, 2012 primarily due to the timing of payments, which resulted in an increase of outstanding balances from trade receivables from joint ventures as of November 30, 2012 of 164 days from an average of 130 days from balances outstanding from these customers compared to August 31, 2012.  The significant average days outstanding of trade receivables from joint ventures as of November 30, 2012 were primarily due to the receivable balance at NTIC’s joint venture in India and to a lesser extent NTIC’s joint venture in China.

Outstanding receivables for services provided to joint ventures as of November 30, 2012 increased $1,011,522 compared to August 31, 2012, primarily resulting from the consolidation of NTI Asean which resulted in an increase of 9 days of fees receivable outstanding as of November 30, 2012 to an average of 115 days compared to August 31, 2012.

Net cash provided by investing activities for the three months ended November 30, 2012 was $4,153,275, which was comprised of dividends received from joint ventures partially offset by additions to property and equipment and additions to patents and effect of the NTI Asean consolidation on cash of $1,612,768.  Net cash provided by investing activities for the three months ended November 30, 2011 was $1,935,717, which was comprised of dividends received from joint ventures partially offset by additions to property and equipment, additions to patents and investments in joint ventures.

Net cash provided by financing activities for the three months ended November 30, 2012 was $39,881, which resulted from proceeds from NTIC’s employee stock purchase plan and, to a lesser extent, option exercises and, partially offset by principal payments on the bank loan for NTIC’s corporate headquarters buildings.  Net cash provided by financing activities for the three months ended November 30, 2011 was $3,385, which resulted from proceeds from option exercises and, to a lesser extent, NTIC’s employee stock purchase plan, partially offset by principal payments on the bank loan for NTIC’s corporate headquarters buildings.

Capital Expenditures and Commitments.  NTIC had no material lease or other material capital commitments as of November 30, 2012, except a lease agreement entered into by NTI Facilities, Inc., a subsidiary of NTIC, for 16,994 square feet of office, manufacturing, laboratory and warehouse space in Beachwood, Ohio, requiring monthly payments of $17,500, which are adjusted annually according to the annual consumer price index, through November 2014.

NTIC spent $67,165 on capital expenditures during the three months ended November 30, 2012 and expects to spend an aggregate of approximately $1,000,000 on capital expenditures during fiscal 2013.  Such anticipated capital expenditures for fiscal 2013 relate primarily to the expansion of its laboratory facilities in Circle Pines, Minnesota and the purchase of new equipment.

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

At the option of NTIC, outstanding advances under NTIC’s $3,000,000 revolving line of credit with PNC Bank bear interest at either (a) an annual rate based on LIBOR plus 2.15% for the applicable LIBOR interest period selected by NTIC or (b) at the rate publicly announced by PNC Bank from time to time as its prime rate, and thus may subject NTIC to some market risk on interest rates.  As of November 30, 2012, NTIC had no borrowings under the line of credit.

Critical Accounting Policies and Estimates

There have been no material changes to NTIC’s critical accounting policies and estimates from the information provided in “Part II. Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies”, included in NTIC’s annual report on Form 10-K for the fiscal year ended August 31, 2012, except for the following:

Principles of Consolidation

NTIC evaluates its voting and variable interests in entities on a qualitative and quantitative basis.  NTIC consolidates entities in which it concludes it has the power to direct the activities that most significantly impact an entity’s economic success and has the obligation to absorb losses or the right to receive benefits that could be significant to the entity.  All such relationships are evaluated on an ongoing basis.  The consolidated financial statements include the accounts of Northern Technologies International Corporation, its wholly owned subsidiaries, NTI Facilities, Inc., Northern Technologies Holding Company, LLC and NTIC’s majority owned subsidiary in Brazil, Zerust Prevenção de Corrosão S.A., and NTIC’s majority owned holding company, NTI Asean LLC.  NTIC’s consolidated financial statements do not include the accounts of any of its joint ventures.  NTIC’s consolidated financial statements do not include Polymer Energy LLC, in which NTIC holds a 62.5% ownership interest.  Polymer Energy LLC had immaterial activity in fiscal 2012 and fiscal 2011.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS).” This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This pronouncement is effective for reporting periods beginning on or after December 15, 2011, with early adoption prohibited. The new guidance will require prospective application.  NTIC adopted this guidance beginning in the first quarter of fiscal 2013.  Adoption of this guidance did not have a material impact on NTIC’s consolidated results of operations or financial position.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income. The guidance requires an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. Companies will no longer be permitted to present components of other comprehensive income solely in the statements of stockholders’ equity. NTIC adopted ASU 2011-05 beginning in the first quarter of fiscal 2013 and has made the appropriate disclosures in the consolidated financial statements.

Although there are several other new accounting pronouncements issued or proposed by the FASB, which NTIC has adopted or will adopt, as applicable, NTIC does not believe any of these accounting pronouncements has had or will have a material impact on NTIC’s consolidated financial position or operating results.

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

For more information regarding these and other uncertainties and factors that could cause NTIC’s actual results to differ materially from what NTIC has anticipated in its forward-looking statements or otherwise could materially adversely affect its business, financial condition or operating results, see NTIC’s annual report on Form 10-K for the fiscal year ended August 31, 2012 under the heading “Part I. Item 1A. Risk Factors.”

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

Changes in Internal Control over Financial Reporting

There was no change in NTIC’s internal control over financial reporting that occurred during the quarter ended November 30, 2012 that has materially affected, or is reasonably likely to materially affect NTIC’s internal control over financial reporting, other than the consolidation of NTI Asean.

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Not applicable.

ITEM 1A.	RISK FACTORS

This Item 1A is inapplicable to NTIC as a smaller reporting company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Equity Securities

During the three months ended November 30, 2012, NTIC did not issue any shares of its common stock or other equity securities of NTIC that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

During the three months ended November 30, 2012, NTIC did not purchase any shares of its common stock or other equity securities of NTIC.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

The following exhibits are being filed or furnished with this quarterly report on Form 10-Q:

Exhibit No.	Description
10.1	Waiver and Second Amendment to Loan Documents dated December 11, 2012 between Northern Technologies International Corporation and PNC Bank, National Association (filed herewith)
31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

Exhibit No.	Description
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101
The following materials from Northern Technologies International Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Comprehensive Income, (iv) the unaudited Consolidated Statements of Cash Flows, and (v) Notes to Condensed Financial Statements (furnished herewith)*

_____________________

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

Date: January 14, 2013
Matthew C. Wolsfeld, CPA Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized to Sign on Behalf of the Registrant)

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
QUARTERLY REPORT ON FORM 10-Q

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
10.1	Waiver and Second Amendment to Loan Documents dated December 11, 2012 between Northern Technologies International Corporation and PNC Bank, National Association	Filed herewith
31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101
The following materials from Northern Technologies International Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Comprehensive Income, (iv) the unaudited Consolidated Statements of Cash Flows, and (v) Notes to Condensed Financial Statements*
Furnished herewith

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