Form 10-Q
period 2013-02-28
NORTHERN TECHNOLOGIES INTERNATIONAL CORP
filed 2013-04-12
CIK 875582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
______________________________

FORM 10-Q

(Mark one)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2013

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

As of April 12, 2013, there were 4,421,870 shares of common stock of the registrant outstanding.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
FORM 10-Q
February 28, 2013

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

All trademarks, trade names or service marks referred to in this report are the property of their respective owners.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS AS OF FEBRUARY 28, 2013 (UNAUDITED)
AND AUGUST 31, 2012 (AUDITED)

	February 28, 2013	August 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,261,145	$4,137,547
Receivables:
Trade excluding joint ventures, less allowance for doubtful accounts of $20,000 at February 28, 2013 and August 31, 2012	2,752,750	2,516,961
Trade joint ventures	982,009	734,543
Fees for services provided to joint ventures	2,437,920	1,316,933
Income taxes	109,677	58,129
Inventories	5,153,531	4,151,197
Prepaid expenses	640,286	548,331
Deferred income taxes	596,085	596,085
Total current assets	16,933,403	14,059,726

PROPERTY AND EQUIPMENT, NET	4,182,735	4,288,618

OTHER ASSETS:
Investments in joint ventures	22,189,562	21,461,492
Deferred income taxes	1,030,610	1,030,610
Patents and trademarks, net	1,027,097	961,181
Other	76,000	76,000
Total other assets	24,323,269	23,529,283
Total assets	$45,439,407	$41,877,627

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of note payable	77,090	76,120
Accounts payable	1,254,432	1,818,309
Accrued liabilities:
Payroll and related benefits	623,830	1,565,866
Deferred joint venture royalties	288,000	288,000
Other	100,484	251,350
Total current liabilities	2,343,836	3,999,645

NOTE PAYABLE, NET OF CURRENT PORTION (Note 7)	894,384	933,413

COMMITMENTS AND CONTINGENCIES (Note 13)

EQUITY:
Preferred stock, no par value; authorized 10,000 shares; none issued and outstanding	—	—
Common stock, $0.02 par value per share; authorized 10,000,000 shares; issued and outstanding 4,418,821 and 4,403,656, respectively	88,376	88,073
Additional paid-in capital	11,399,966	11,130,966
Retained earnings	26,084,067	25,260,034
Accumulated other comprehensive income	618,099	277,583
Stockholders’ equity	38,190,508	36,756,656
Non-controlling interest	4,010,679	187,913
Total equity	42,201,187	36,944,569
Total liabilities and equity	$45,439,407	$41,877,627

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2013 AND FEBRUARY 29, 2012

	Three Months Ended		Six Months Ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
NET SALES:
Net sales, excluding joint ventures	$4,485,203	$4,125,618	$9,255,590	$8,403,261
Net sales, to joint ventures	761,147	848,710	1,282,507	1,403,181
Total net sales	5,246,350	4,974,328	10,538,097	9,806,442

Cost of goods sold	3,633,913	3,480,082	7,324,885	6,689,558
Gross profit	1,612,437	1,494,246	3,213,212	3,116,884

JOINT VENTURE OPERATIONS:
Equity in income of joint ventures	1,138,438	1,224,675	2,292,734	2,582,355
Fees for services provided to joint ventures	1,770,881	1,298,126	3,617,158	2,743,378
Total joint venture operations	2,909,319	2,522,801	5,909,892	5,325,733

OPERATING EXPENSES:
Selling expenses	1,174,065	1,014,082	2,345,160	2,122,568
General and administrative expenses	1,143,987	1,100,812	2,392,683	2,370,825
Expenses incurred in support of joint ventures	321,456	235,557	691,143	435,821
Research and development expenses	912,393	974,777	1,850,599	1,789,082
Total operating expenses	3,551,901	3,325,228	7,279,585	6,718,296

OPERATING INCOME	969,855	691,819	1,843,519	1,724,321

INTEREST INCOME	22,288	12,631	47,634	20,691
INTEREST EXPENSE	(6,988)	(7,284)	(13,462)	(13,250)
OTHER INCOME	—	6,825	—	13,650

INCOME BEFORE INCOME TAX EXPENSE	985,155	703,991	1,877,691	1,745,412

INCOME TAX EXPENSE	240,000	100,000	374,000	206,000

NET INCOME	745,155	603,991	1,503,691	1,539,412

NET INCOME ATTRIBUTABLE TO NON CONTROLLING INTEREST	310,745	(2,202)	679,659	(25,538)

NET INCOME ATTRIBUTABLE TO NTIC	$434,410	$606,193	$824,032	$1,564,950

NET INCOME PER COMMON SHARE:
Basic	$0.10	$0.14	$0.19	$0.36
Diluted	$0.10	$0.14	$0.18	$0.35

WEIGHTED AVERAGE COMMON SHARES ASSUMED OUTSTANDING:
Basic	4,418,821	4,398,356	4,409,954	4,366,932
Diluted	4,485,076	4,466,435	4,460,197	4,440,001

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2013 AND FEBRUARY 29, 2012

	Three Months Ended		Six Months Ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
NET INCOME	$745,155	$603,991	$1,503,691	$1,539,412
OTHER COMPREHENSIVE INCOME (LOSS) – FOREIGN CURRENCY TRANSLATION ADJUSTMENT	(25,641)	(65,805)	395,544	(1,253,876)

COMPREHENSIVE INCOME (LOSS)	719,514	538,186	1,899,235	285,536
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	331,252	300	734,687	(32,842)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO STOCKHOLDERS	$388,262	$537,886	$1,164,548	$318,378

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2013 AND FEBRUARY 29, 2012

	Six Months Ended
	February 28, 2013	February 29, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,503,691	$1,539,412
Adjustments to reconcile net income to net cash used in operating activities:
Expensing of fair value of stock options vested	137,550	145,046
Depreciation expense	211,874	163,171
Amortization expense	35,122	77,493
Loss on disposal of assets	13,845	—
Equity in income from joint ventures	(2,292,734)	(2,582,355)
Changes in current assets and liabilities:
Receivables:
Trade, excluding joint ventures	(223,731)	(290,512)
Trade, joint ventures	(247,466)	(316,174)
Fees for services receivables, joint ventures	221,099	164,795
Income taxes	(51,111)	(822)
Inventories	(990,720)	(111,041)
Prepaid expenses and other	(91,869)	(425,711)
Accounts payable	(574,037)	(902,749)
Income tax payable	(2,748)	(51,921)
Accrued liabilities	(1,094,446)	(198,639)
Net cash used in operating activities	(3,445,681)	(2,790,007)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in joint ventures	—	—
Dividends received from joint ventures	2,953,435	3,036,344
Additions to property and equipment	(102,259)	(80,698)
Effect of NTI Asean consolidation on cash (Note 2)	1,612,768	—
Additions to patents	(114,882)	(85,176)
Net cash provided by investing activities	4,349,062	2,870,470

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable	(38,059)	(38,059)
Dividend received by non-controlling interest	(872,841)	—
Proceeds from employee stock purchase plan	28,938	22,414
Proceeds from exercise of stock options	102,815	15,040
Net cash provided by financing activities	(779,147)	(605)

EFFECT OF EXCHANGE RATE CHANGES ON CASH:	(636)	(10,422)

NET INCREASE IN CASH AND CASH EQUIVALENTS	123,598	69,436
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,137,547	3,266,362

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,261,145	$3,335,798

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.           INTERIM FINANCIAL INFORMATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all necessary adjustments, which are of a normal recurring nature, and present fairly the consolidated financial position of Northern Technologies International Corporation and its subsidiaries (the Company) as of February 28, 2013 and August 31, 2012 and the results of their operations for the three and six months ended February 28, 2013 and February 29, 2012 and their cash flows for the six months ended February 28, 2013 and February 29, 2012, in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).

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

Operating results for the three and six months ended February 28, 2013 are not necessarily indicative of the results that may be expected for the full fiscal year ending August 31, 2013.

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

The Company accounted for the transaction resulting in the additional ownership as a business combination.  Beginning in the first quarter of fiscal 2013, the Company consolidated the results of NTI Asean.  Immediately prior to the transaction, the Company re-measured the fair value of NTI Asean and determined that there was no difference between the fair value and the book value of the entity.  As a result, there was no accounting impact related to the business combination in the consolidated statements of operations.

The Company determined the fair value of NTI Asean using the capitalized income method, including a capitalization rate of 25%.  The allocation of the total transaction amount was as follow:

Net assets acquired (liabilities assumed):
Cash and cash equivalents	$1,613,000
Accounts receivables	1,342,000
Investments in joint ventures	4,967,000
Value of assets	$7,922,000
Purchase price:
Fair value of non-controlling interest	$3,961,000
Value of previously held interest	3,961,000
Total consideration	$7,922,000

The following is a summary of certain line items of the Company’s consolidated statement of operations for the three months ended February 29, 2012 as reported and on a pro forma basis, assuming the consolidation of NTI Asean on the Company’s consolidated financial statements as of the beginning of such period:

		NTI	Eliminated in
	As Reported	Asean	Consolidation	Pro Forma
Net sales	$4,974,328	$—	$—	$4,974,328
Cost of goods sold	3,480,082	—	—	3,480,082
Gross profit	1,494,246	—	—	1,494,246
Joint venture operations	2,522,801	868,382	(322,654)	3,068,529
Operating expenses	3,325,228	20,470	—	3,345,698
Operating income	691,819	847,912	(322,654)	1,217,077
Income before income tax expense	703,991	847,912	(322,654)	1,229,249
Income tax expense	100,000	95,500	—	195,500
Net income	603,991	752,412	(322,654)	1,033,749
Net income attributable to non-controlling interest	(2,202)	(300,965)	—	(303,167)
Net income attributable to NTIC	606,193	451,447	(322,654)	734,804
Net income per common diluted share	$0.13	$0.10	$(0.08)	$0.16

The following is a summary of certain line items of the Company’s consolidated statements of operations for the six months ended February 29, 2012 as reported and on a pro forma basis, assuming the consolidation of NTI Asean on the Company’s consolidated financial statements as of the beginning of such period:

		NTI	Eliminated in
	As Reported	Asean	Consolidation	Pro Forma
Net sales	$9,806,442	$—	$—	$9,806,442
Cost of goods sold	6,689,558	—	—	6,689,558
Gross profit	3,116,884	—	—	3,116,884
Joint venture operations	5,325,733	1,699,280	(692,115)	6,332,898
Operating expenses	6,718,296	23,135	—	6,741,431
Operating income	1,724,321	1,676,145	(692,115)	2,708,351
Income before income tax expense	1,745,412	1,676,145	(692,115)	2,729,442
Income tax expense	206,000	184,811	—	390,811
Net income	1,539,412	1,491,334	(692,115)	2,338,631
Net income attributable to non-controlling interest	(25,538)	(596,534)	—	(622,072)
Net income attributable to NTIC	1,564,950	894,800	(692,115)	1,767,635
Net income per common diluted share	$0.35	$0.20	$(0.16)	$0.40

3.           INVENTORIES

Inventories consisted of the following:

	February 28, 2013	August 31, 2012
Production materials	$952,997	$1,462,615
Finished goods	4,200,534	2,688,582
	$5,153,531	$4,151,197

4.           PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	February 28, 2013	August 31, 2012
Land	$310,365	$310,365
Buildings and improvements	3,556,041	3,406,674
Machinery and equipment	2,861,709	2,908,021
	6,728,115	6,625,060
Less accumulated depreciation	(2,545,380)	(2,336,442)
	$4,182,735	$4,288,618

5.           PATENTS AND TRADEMARKS, NET

Patents and trademarks, net consisted of the following:

	February 28, 2013	August 31, 2012
Patents and trademarks	$2,045,102	$1,945,785
Less accumulated amortization	(1,018,005)	(984,604)
	$1,027,097	$961,181

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

Financial information from the audited and unaudited financial statements of the Company’s joint venture in Germany, Excor Korrosionsschutz – Technologien und Produkte GmbH (EXCOR), China, NTI Asean and all of the Company’s other joint ventures, are summarized as follows:

	At February 28, 2013
	Total	EXCOR	China	All Other
Current assets	$61,997,739	$22,196,110	$12,442,364	$27,359,265
Total assets	68,522,275	24,625,927	12,474,170	31,422,178
Current liabilities	19,532,691	3,848,126	5,094,516	10,590,049
Noncurrent liabilities	4,210,364	—	856,978	3,353,386
Joint ventures’ equity	44,779,219	20,777,801	6,522,675	17,478,742
Northern Technologies International Corporation’s share of joint ventures’ equity	22,189,562	10,388,902	3,261,338	8,539,322
Northern Technologies International Corporation’s share of joint ventures’ undistributed earnings	$20,075,092	$10,357,997	$3,215,436	$6,501,659

	At August 31, 2012
	Total	EXCOR	NTI ASEAN	All Other
Current assets	$61,973,725	$24,357,139	$15,358,967	$22,257,619
Total assets	68,585,974	26,620,589	15,522,456	26,442,929
Current liabilities	18,686,181	4,749,574	5,763,857	8,172,750
Noncurrent liabilities	4,700,458	—	1,055965	3,644,493
Joint ventures’ equity	45,199,335	21,871,015	8,702,634	14,625,686
Northern Technologies International Corporation’s share of joint ventures’ equity	21,461,492	10,935,509	$3,685,404	6,840,579
Northern Technologies International Corporation’s share of joint ventures’ undistributed earnings	$19,403,150	$10,904,604	$3,314,445	$5,184,101

	Six Months Ended February 28, 2013
	Total	EXCOR	China	All Other
Net sales	$54,247,135	$17,451,153	$6,929,260	$29,866,722
Gross profit	25,852,537	9,105,579	3,290,660	13,456,298
Net income	4,728,680	3,260,575	524,546	943,559
Northern Technologies International Corporation’s share of equity in income of joint ventures	$2,292,734	$1,631,125	$262,148	$399,461

	Six Months Ended February 29, 2012
	Total	EXCOR	NTI ASEAN	All Other
Net sales	$54,792,662	$16,958,519	$10,482,144	$27,351,999
Gross profit	25,945,925	8,860,381	4,705,397	12,380,147
Net income	4,798,435	3,158,682	1,276,056	363,697
Northern Technologies International Corporation’s share of equity in income of joint ventures	$2,582,355	$1,576,496	$692,115	$313,744

*Prior to September 1, 2012, the Company owned 50% of NTI Asean, which included the joint venture in China, and disclosed its financial information accordingly. On September 1, 2012, the Company obtained an additional 10% ownership interest in NTI Asean and has consolidated the results of NTI Asean subsequent to that date.  As a result the Company now discloses the financial information for only its joint venture in China and not all of NTI Asean accordingly.

The Company records expenses that are directly attributable to the joint ventures on the consolidated statements of operations on the line “Expenses incurred in support of joint ventures”.  The expenses include items such as employee compensation and benefit expenses, travel expense and consulting expense.

The Company did not make any other joint venture investments during the six months ended February 28, 2013 and February 29, 2012.

7.           CORPORATE DEBT

As of February 28, 2013, Northern Technologies Holding Company, LLC (NTI LLC) had a term loan with a principal amount of $971,474 outstanding that NTI LLC obtained from PNC Bank, National Association (PNC Bank) in connection with the purchase of NTIC’s corporate headquarters in September 2006.  The term loan matures on January 10, 2016, bears interest at an annual rate based on the daily LIBOR rate plus 2.15% and is payable in consecutive monthly installments equal to approximately $6,343 (inclusive of principal but exclusive of interest).  The term loan is secured by a first lien on the real estate and building owned by NTI LLC and all of the assets of the Company and is guaranteed by the  Company.

The Company has a revolving line of credit with PNC Bank of $3,000,000.  No amounts were outstanding under the line of credit as of February 28, 2013 and August 31, 2012.  At the option of the Company, outstanding advances under the line of credit bear interest at either (a) an annual rate based on LIBOR plus 2.15% for the applicable LIBOR interest period selected by the Company or (b) at the rate publicly announced by PNC Bank from time to time as its prime rate. Interest is payable in arrears (a) for the portion of advances bearing interest under the prime rate on the last day of each month during the term thereof and (b) for the portion of advances bearing interest under the LIBOR option on the last day of the respective LIBOR interest period selected for such advance.  Any unpaid interest is payable on the maturity date.  As of February 28, 2013, the interest rate was 2.93% and the weighted average rate was 3.04% for the six months ended February 28, 2013.  As of February 29, 2012, the interest rate was 3.24% and the weighted average rate was 3.13% for the six months ended February 29, 2012.  The revolving line of credit is secured by cash, receivables and inventory.

The term loan and the line of credit are governed under separate loan agreements (collectively, the Loan Agreements).  The Loan Agreements contain standard covenants, including affirmative financial covenants, such as the maintenance of a minimum fixed charge coverage ratio, and negative covenants, which, among other things, limit the incurrence of additional indebtedness, loans and equity investments, disposition of assets, mergers and consolidations and other matters customarily restricted in such agreements. Under the Loan Agreements, the Company is subject to a minimum fixed charge coverage ratio of 1.10:1.00.  As of February 28, 2013, the Company was in compliance with all debt covenants.

On December 11, 2012, PNC Bank extended the maturity date of the line of credit from January 9, 2013 to January 8, 2014, and waived a technical covenant default by the Company to deliver quarterly compliance certificates.  All other terms of the line of credit and the loan agreement and other documents evidencing the line of credit remain the same.

8.           STOCKHOLDERS’ EQUITY

During the six months ended February 28, 2013, the Company did not purchase or retire any shares of its common stock.  The following stock options to purchase shares of common stock were exercised during the six months ended February 28, 2013:

Options Exercised	Exercise Price
25,140	$9.95
1,734	7.65

The Company granted stock options under the Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan (the 2007 Plan) to purchase an aggregate of 118,294 shares of its common stock to various employees and directors during the six months ended February 28, 2013.  The weighted average per share exercise price of the stock options is $10.25, which is equal to the fair market value of the Company’s common stock on the date of grant.

During the six months ended February 29, 2012, the Company did not purchase or retire any shares of its common stock.  The following stock options to purchase shares of common stock were exercised during the six months ended February 29, 2012:

Options Exercised	Exercise Price
1,966	$ 7.65

The Company granted stock options under the 2007 Plan to purchase an aggregate of 26,000 shares of its common stock to various employees and directors during the six months ended February 29, 2012.  The weighted average per share exercise price of the stock options is $16.45, which is equal to the fair market value of the Company’s common stock on the date of grant.

During the six months ended February 29, 2012, the Company paid stock bonuses under the 2007 Plan for an aggregate of 42,707 shares of its common stock to various employees at a grant price of $14.42 per share.  The aggregate fair value of the shares of the Company’s common stock as of the date of payment of the stock bonuses was $615,830, based on the closing sale price of a share of the Company’s common stock on the date of payment. The fair value of common stock granted during the six months ended February 29, 2012 was based on fiscal 2011 performance and was included in accrued liabilities at August 31, 2011.

9.           NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding.  Diluted net income per share assumes the exercise of stock options using the treasury stock method, if dilutive.

Options to purchase shares of common stock of 48,000 were excluded from the computation of common share equivalents for the three and six months ended February 28, 2013, as the exercise prices of such options were greater than market price of a share of common stock.  Options to purchase shares of common stock of 26,000 were excluded from the computation of common share equivalents for the three and six months ended February 29, 2012, as the exercise prices of such options were greater than market price of a share of common stock.

The following is a reconciliation of the earnings per share computation for the three and six months ended February 28, 2013 and February 29, 2012:

	Three Months Ended		Six Months Ended
Numerators:	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Net income attributable to NTIC	$434,410	$606,193	$824,032	$1,564,950

Denominator:
Basic – weighted shares outstanding	4,418,821	4,398,356	4,409,954	4,366,932
Weighted shares assumed upon exercise of stock options	66,255	68,079	50,243	73,069
Diluted – weighted shares outstanding	4,485,076	4,466,435	4,460,197	4,440,001
Basic earnings per share:	$0.10	$0.14	$0.19	$0.36
Diluted earnings per share:	$0.10	$0.14	$0.18	$0.35

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

The Company granted options to purchase an aggregate of 118,294 and 26,000 shares of its common stock during the six months ended February 28, 2013 and February 29, 2012, respectively.  The fair value of option grants is determined at date of grant, using the Black-Scholes option pricing model with the assumptions listed below.  Based on these valuations, the Company recognized compensation expense of $137,550 and $145,046 during the six months ended February 28, 2013 and February 29, 2012, respectively, related to the options that vested during such time period.  The stock-based expense recorded reduced after-tax net income per share by $0.03 for each of the six months ended February 28, 2013 and February 29, 2012, respectively.  As of February 28, 2013, the total compensation cost for non-vested options not yet recognized in the Company’s consolidated statements of operations was $478,992 net of estimated forfeitures.  Additional stock-based compensation expense of $173,220 is expected through the remainder of fiscal year 2013, and expense of $185,815 and $99,964 is expected to be recognized during fiscal 2014 and fiscal 2015, respectively.  Future option grants will impact the compensation expense recognized.

The Company currently estimates a ten percent forfeiture rate for stock options and continually reviews this estimate for future periods.

The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions and results for the grants:

	February 28, 2013			February 29, 2012
Dividend yield		0.00%		0.00%
Expected volatility		48.0%		48.8%
Expected life of option (years)	5	-	10	5
Average risk-free interest rate		0.71%		1.31%

The weighted average per share fair value of options granted during six months ended February 28, 2013 and February 29, 2012 was $5.53 and $7.14, respectively.  The weighted average remaining contractual life of the options outstanding as of February 28, 2013 and February 29, 2012 was 4.58 years and 2.07 years, respectively.

11.           GEOGRAPHIC AND SEGMENT INFORMATION

Net sales by geographic location as a percentage of total consolidated net sales for the three and six months ended February 28, 2013 and February 29, 2012 were as follows:

	Three Months Ended		Six Months Ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Inside the U.S.A. to unaffiliated customers	65.6%	58.9%	68.4%	63.3%
Outside the U.S.A to:
Joint ventures in which the Company is a shareholder directly and indirectly	18.2%	11.9%	16.8%	13.7%
Unaffiliated customers	16.2%	29.2%	14.8%	23.0%
	100.0%	100.0%	100.0%	100.0%

Net sales by geographic location are based on the location of the customer.

Fees for services provided to joint ventures by geographic location as a percentage of total fees for services provided to joint ventures during the three months ended February 28, 2013 and February 29, 2012 were as follows:

	Three Months Ended
	February 28, 2013	% of Total Fees for Services Provided to Joint Ventures	February 29, 2012	% of Total Fees for Services Provided to Joint Ventures
China*	$450,586	25.4%	$—	0.0%
Germany	249,513	14.1%	251,387	19.4%
Japan	169,205	9.6%	214,984	16.6%
Poland	154,839	8.7%	130,470	10.1%
Thailand*	148,303	8.4%	—	0.0%
France	147,896	8.3%	127,004	9.8%
Korea**	123,388	7.0%	532	0.0%
Sweden	77,627	4.4%	148,277	11.4%
Finland	72,329	4.1%	118,911	9.2%
United Kingdom	35,754	2.0%	80,639	6.2%
India	—	0.0%	163,689	12.6%
Other	141,441	8.0%	62,233	4.8%
	$1,770,881	100.0%	$1,298,126	100.0%
_______________
*	Joint venture owned by NTI Asean.

**
Joint venture owned by NTI Asean as of February 28, 2013, but not as of February 29, 2012.  NTI Asean results are not included on the consolidated financial statements for the three months ended February 29, 2012. (See Note 2)

	Six Months Ended
	February 28, 2013	% of Total Fees for Services Provided to Joint Ventures	February 29, 2012	% of Total Fees for Services Provided to Joint Ventures
China*	$943,897	26.1%	$—	0.0%
Germany	492,213	13.6%	500,833	18.3%
Japan	371,186	10.3%	503,522	18.4%
Thailand*	301,989	8.4%	—	0.0%
France	276,398	7.6%	268,643	9.8%
Poland	266,311	7.4%	228,298	8.3%
Korea**	262,131	7.2%	76,997	2.8%
Sweden	164,619	4.6%	304,934	11.1%
Finland	160,180	4.4%	251,407	9.2%
United Kingdom	102,812	2.8%	160,138	5.8%
India	—	0.0%	299,844	10.9%
Other	275,422	7.6%	148,762	5.4%
	$3,617,158	100.0%	$2,743,378	100.0%
________________
*	Joint venture owned by NTI Asean.
**
Joint venture owned by NTI Asean as of February 28, 2013, but not as of February 29, 2012.  NTI Asean results are not included on the consolidated financial statements for the six months ended February 29, 2012. (See Note 2)

The following table sets forth the Company’s net sales for the three and six months ended February 28, 2013 and February 29, 2012 by segment:

	Three Months Ended		Six Months Ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
ZERUST® sales	$4,710,412	$4,570,779	$9,505,695	$9,023,425
Natur-Tec™ sales	535,938	403,549	1,032,402	783,017
	$5,246,350	$4,974,328	$10,538,097	$9,806,442

The following table sets forth the Company’s cost of goods sold for the three and six months ended February 28, 2013 and February 29, 2012 by segment:

	Three Months Ended				Six Months Ended
	February 28, 2013	% of Product Sales*	February 29, 2012	% of Product Sales*	February 28, 2013	% of Product Sales*	February 29, 2012	% of Product Sales*
Direct cost of goods sold
ZERUST®	$2,623,070	55.7%	$2,569,588	56.2%	$5,267,365	55.4%	$5,027,387	55.7%
Natur-Tec®	453,147	84.6%	361,704	89.6%	892,820	86.5%	658,265	84.1%
Indirect cost of goods sold	557,696	—	548,790	—	1,164,700	—	1,003,906	—
Total net cost of goods sold	$3,633,913		$3,480,082		$7,324,885		$6,689,558
______________
*	The percent of segment sales is calculated by dividing the direct cost of goods sold for each individual segment category by the net sales for each segment category.

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

The geographical distribution of key financial statement data is as follows:

	At February 28, 2013
	Brazil	North America	Total
Total assets	$1,456,793	$43,982,614	$45,439,407

	At August 31, 2012
	Brazil	North America	Total
Total assets	$1,744,693	$40,132,934	$41,877,627

	Six Months Ended February 28, 2013
	Brazil	North America	Total
Net sales	$1,131,469	$9,406,628	$10,538,097
Operating income	$(106,759)	$1,950,278	$1,843,519

	Six Months Ended February 29, 2012
	Brazil	North America	Total
Net sales	$1,216,532	$8,589,910	$9,806,442
Operating income	$(173,651)	$1,897,972	$1,724,321

Total assets located in Brazil primarily consist of cash and cash equivalents, customer receivables and inventory.  These assets are periodically reviewed to assure the net realizable value from the estimated future production based on forecasted sales exceeds the carrying value of the assets.

12.           RESEARCH AND DEVELOPMENT

The Company expenses all costs related to product research and development as incurred.   The Company incurred $1,850,599 and $1,789,082 of expense during the six months ended February 28, 2013 and February 29, 2012, respectively, in connection with its research and development activities.  These costs related to product research and development are net of reimbursements related to certain research and development contracts of $137,364 and $228,576 for the six months ended February 28, 2013 and February 29, 2012, respectively.  The net fees are accounted for in the “Research and Development Expenses” section of the consolidated statements of operations.

The Company has certain research and development contracts.  The Company accrues proceeds received under such contracts and offsets research and development expenses incurred in equal installments over the timelines associated with completion of the contracts’ specific objectives and milestones. At February 28, 2013, the Company had $85,418 as a receivable, and as of August 31, 2012, the Company had $96,861 of deferred amounts in other accrued liabilities as the Company had not yet performed under the obligations of the contract at that time.

13.           COMMITMENTS AND CONTINGENCIES

On August 31, 2012, the Board of Directors of the Company, upon recommendation of the Compensation Committee of the Board of Directors, approved the material terms of an annual bonus plan for the Company’s executive officers and certain officers and employees for the fiscal year ending August 31, 2013.  For fiscal 2013 as in past years, the total amount available under the bonus plan will be up to 25% of the Company’s earnings before interest, taxes and other income, as adjusted to take into account amounts to be paid under the bonus plan and certain other adjustments (Adjusted EBITOI), assuming the achievement of at least a minimum Adjusted EBITOI, which is generally 70% of a budgeted target Adjusted EBITOI for fiscal 2013.  For each plan participant, 50% of the amount of the participant’s individual bonus payout will be determined based upon the participant’s individual allocation percentage of the total amount available under the bonus plan and 50% of the participant’s payout will be determined based upon the participant’s achievement of certain pre-established but more qualitative individual performance objectives.  The payment of bonuses under the plan are discretionary and may be paid to executive officer participants in both cash and shares of NTIC common stock, the exact amount and percentages of which will be determined by the Company’s Board of Directors, upon recommendation of the Compensation Committee, after the completion of the Company’s consolidated financial statements for fiscal 2013.  There was $275,000 for management bonuses accrued for six months ended February 28, 2013 compared to a management bonus accrual of $542,720 for the six months ended February 29, 2012.

The Company leases property with future lease payments as follows: fiscal 2013 - $119,250; fiscal 2014 - $59,500 and thereafter - $0.

Three joint ventures accounted for 54.2% and 55.3% of the Company’s trade joint venture receivables at February 28, 2013 and August 31, 2012, respectively.

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

Business Overview

NTIC develops and markets proprietary environmentally beneficial products and services in over 55 countries either directly or via a network of majority owned subsidiaries, joint ventures, independent distributors and agents.  NTIC’s primary business is corrosion prevention marketed mainly under the ZERUST® brand.  NTIC has been selling its proprietary ZERUST® rust and corrosion inhibiting products and services to the automotive, electronics, electrical, mechanical, military and retail consumer markets for over 35 years, and more recently, has targeted and expanded into the oil and gas industry.  NTIC also sells a portfolio of bio-based and biodegradable (compostable) polymer resin compounds and finished products marketed under the Natur-Tec® brand.  These products are intended to reduce NTIC’s customers’ carbon footprint and provide environmentally sound disposal options.

NTIC’s ZERUST® rust and corrosion inhibiting products include plastic and paper packaging, liquids and coatings, rust removers and cleaners, diffusers and variations of these products designed specifically for the oil and gas industry.   NTIC’s also offers worldwide on-site technical consulting for rust and corrosion prevention issues.  NTIC’s technical service consultants work directly with the end users of NTIC’s ZERUST® rust and corrosion inhibiting products to analyze their specific needs and develop systems to meet their technical requirements.  In North America, NTIC sells its ZERUST® corrosion prevention solutions through a direct sales force as well as a network of independent distributors and agents.  Internationally, NTIC sells its ZERUST® corrosion prevention solutions through its majority owned Brazilian subsidiary, Zerust Prevenção de Corrosão S.A. (Zerust Brazil), its majority owned joint venture holding company for NTIC’s joint venture investments in the Association of Southeast Asian Nations (ASEAN) region, NTI Asian LLC (NTI Asean), and joint venture arrangements in North America and Europe.

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

Petroleo Brasileiro S.A. (Petrobras), an oil company located in Brazil, has conducted extensive multi-year product field trials of NTIC’s ZERUST® rust and corrosion inhibiting products against competitive alternatives.  During fiscal 2010, Zerust Brazil received a Phase 1 contract for an initial implementation of $1.4 million in ZERUST® products which was delivered in fiscal 2010 and fiscal 2011.  During fiscal 2011, Zerust Brazil signed a Phase 2 contract with Petrobras to supply $2.4 million in ZERUST® products.  During fiscal 2012, Petrobras expanded this Phase 2 contract to supply an additional $657,000 in ZERUST® products, bringing the total Phase 2 contract value to $3.1 million in ZERUST® products, which were delivered in fiscal 2012.  During first quarter of fiscal 2013, Zerust Brazil signed a Phase 3 contract with Petrobras to supply $3.7 million in ZERUST® products. While NTIC initially had anticipated that Petrobras would fulfill this Phase 3 contract in one large order prior to the end of fiscal 2013, based on NTIC’s recent discussions with Petrobras, NTIC believes that Petrobras intends to place a larger number of smaller orders during the remainder of fiscal 2013 and fiscal 2014, rather than one large order prior to the end of fiscal 2013 as NTIC previously had anticipated.

NTIC is also pursuing opportunities to market its ZERUST® rust and corrosion prevention solutions to other targeted potential customers in the oil and gas industry across several geographies through NTIC’s joint venture partners as well as other strategic partners.  NTIC believes that sales of its ZERUST® corrosion prevention solutions to customers in the oil and gas industry require long sales cycles that include trial periods of at least one year with each customer, followed by a slow integration process thereafter.

Natur-Tec® bio-based and biodegradable plastics are manufactured using NTIC’s patented and/or proprietary technologies and are intended to replace conventional petroleum-based plastics.  The Natur-Tec® biopolymer resin compound portfolio include formulations that have been optimized for a variety of applications including blown-film extrusion, extrusion coating, injection molding, and engineered plastics. These resin compounds are fully biodegradable in a composting environment and are currently being used to produce finished products including shopping and grocery bags, lawn and leaf bags, can liners, pet waste collection bags, cutlery, packaging foam and coated paper products,.  In North America, NTIC markets its Natur-Tec® resin compounds and finished products primarily through a network of regional and national distributors as well as independent agents.  NTIC continues to see significant opportunities for finished bioplastic products and, therefore, continues to strengthen and expand its North American distribution network for finished Natur-Tec® bioplastic products. Internationally, NTIC sells its Natur-Tec® resin compounds and finished products both directly and through some of its joint ventures.

During fiscal 2012, NTIC’s joint venture in India, Harita NTI Limited (HNTI) entered into an agreement to supply a major global apparel brand compostable packaging for branded garments. HNTI is also pursuing bioplastic opportunities in food and personal care product packaging. During fiscal 2011, NTIC entered into an agreement with Italy-based Naturfuels s.r.l. to distribute its Natur-Tec® bioplastic materials and products in the Italian market.  Under the terms of the distribution agreement, NTIC supplies Naturfuels with patented high-strength Natur-Tec® film grade resin compounds suited to producing  compostable shopping and garbage bags on conventional plastic film production equipment. In 2011, the Italian government passed legislation banning the use of non-biodegradable disposable plastic shopping bags. However, enforcement of this law was delayed to allow Italian bag manufacturers to exhaust their current supply of conventional polyolefinic resins.  Consequently, significant sales of these to Natur-Tec® film grade resin compounds to Naturfuels are not expected until fiscal 2014.

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

Zerust Brazil’s results are consolidated in NTIC’s consolidated financial statements.  NTIC holds 85% of the equity and 85% of the voting rights of Zerust Brazil.

In addition, beginning in the first quarter of fiscal 2013, NTIC has consolidated the results of NTI Asean, which effective as of September 1, 2012 is a majority owned subsidiary of NTIC.   On September 1, 2012, NTIC and the other 50% owner in NTI Asean contributed their respective shares of capital stock of Korea Zerust Co., Ltd. (Korea Zerust), constituting an aggregate of 50% of the equity and voting rights of Korea Zerust, to NTI Asean, and NTIC contributed exclusive license rights and other intellectual property to NTI Asean in exchange for an additional 10% ownership interest in NTI Asean.  As a result of the transaction, NTIC holds 60% of the equity and 60% of the voting rights of NTI Asean.  NTI Asean holds investments in eight entities that operate in the following eight territories located in the ASEAN region:  China, Indonesia, Korea, Malaysia, Philippines, Singapore, Taiwan and Thailand.  With respect to NTIC’s joint ventures, NTIC considers EXCOR and China to be individually significant to NTIC’s consolidated assets and income; and therefore, provides certain additional information regarding EXCOR and China in the notes to NTIC’s consolidated financial statements and in this section of this report.

Financial Overview

NTIC’s management, including its chief executive officer who is NTIC’s chief operating decision maker, reports and manages NTIC’s operations in two reportable business segments based on products sold, customer base and distribution center:  ZERUST® products and services and Natur-Tec® products.

NTIC’s consolidated net sales increased 5.5% and 7.5% during the three and six months ended February 28, 2013, respectively, compared to the three and six months ended February 29, 2012.  These increases were primarily a result of increased demand for Natur-Tec® products and ZERUST® rust and corrosion inhibiting packaging products and services.  During the three and six months ended February 28, 2013, 89.8% and 90.2% of NTIC’s consolidated net sales, respectively, were derived from sales of ZERUST® products and services, which increased 3.1% and 5.3% to $4,710,412 and $9,505,695 during the three and six months ended February 28, 2013, respectively, compared to $4,570,779 and $9,023,425 during the three and six months ended February 29, 2012, respectively, due to increased demand from both new and existing customers.  NTIC has strategically focused its sales efforts for ZERUST® products and services on customers with sizeable corrosion problems in sectors, including the oil and gas, that offer sizable growth opportunities.  NTIC’s consolidated net sales for the three and six months ended February 28, 2013 included $579,655 and $1,131,469, respectively, of sales made by Zerust Brazil, and of those sales, $149,257 and $189,642, respectively, in sales were made to the oil and gas industry in Brazil.  Overall demand for ZERUST® products and services depends heavily on the overall health of the markets in which NTIC sells its products, including in particular the automotive market.

During the three and six months ended February 28, 2013, 10.2% and 9.8%, of NTIC’s consolidated net sales were derived from sales of Natur-Tec® products compared to 8.1% and 8.0% during the three and six months ended February 29, 2012, respectively.  Net sales of Natur-Tec® products increased 32.8% and 31.8% during the three and six months ended February 28, 2013 compared to the three and six months ended February 29, 2012.  These increases were due to increased sales to Natur-Tec® expanding industrial distributor base in the United States.  Additionally, NTIC continues to target key regional and national retailers through independent sales agents.  Demand for the Natur-Tec® products depends primarily on market acceptance and the reach of NTIC’s distribution network.

Cost of goods sold as a percentage of net sales decreased to 69.3% during the three months ended February 28, 2013 compared to 70.0% during the three months ended February 28, 2013 primarily as a result of slightly decreased production expense associated with the production and shipping of both ZERUST® and Natur Tec® products.  Cost of goods sold as a percentage of net sales increased slightly to 69.5% during the six months ended February 28, 2013 compared to 68.2% during the six months ended February 29, 2012 primarily as a result of increased production expenses associated with the production and shipping of both ZERUST® and Natur Tec® products.  The increase in production expenses for the six month comparison is considered temporary as new suppliers are ramping up for new products and applications.

NTIC’s equity in income of joint ventures decreased 7.0% and 11.2% to $1,138,438 and $2,292,734, respectively, during the three and six months ended February 28, 2013 compared to $1,224,675 and $2,582,355 during the three and six months ended February 29, 2012, which was primarily a result of the consolidation of NTI Asean which was included in the current fiscal year periods, but not in the prior fiscal year periods.

NTIC recognized a 36.4% and 31.9% increase in fees for services provided to joint ventures during the three and six months ended February 28, 2013 compared to the three and six months ended February 29, 2012, respectively.  These increases were primarily a result of the consolidation of fees for services earned by NTI Asean which are included in the current fiscal year periods, but not in the prior fiscal year periods.  Fees for services provided are a function of the net sales of NTIC’s joint ventures which were $26,722,201 and $54,247,135 during the three and six months ended February 28, 2013 compared to $25,997,430 and $54,792,662 for the three and six months ended February 29, 2012.  Total net sales of NTIC’s joint ventures were adversely affected in part by the European economic slowdown, which NTIC believes adversely affected the net sales of NTIC’s European joint ventures as well as certain of NTIC’s other non-European joint ventures, and the weakening of the EURO and other currencies compared to the U.S. dollar.

NTIC’s total operating expenses increased 8.4%, or $561,289, to $7,279,585 during the six months ended February 28, 2013 compared to the six months ended February 29, 2012.  These increases were primarily the result of increases in selling expenses, general and administrative expenses and expenses incurred in support of joint ventures, research and development expenses, and overall reflected NTIC’s efforts to support its new business efforts.

NTIC expenses all costs related to product research and development as incurred.  NTIC incurred $1,850,599 and $1,789,082 of expense during the six months ended February 28, 2013 and February 29, 2012, respectively, in connection with its research and development activities.  These represent net amounts after being reduced by reimbursements related to certain research and development contracts.  Such reimbursements totaled $137,364 and $228,576 for the six months ended February 28, 2013 and February 29, 2012, respectively.  NTIC anticipates that it will spend between $3,800,000 and $4,000,000 in total during fiscal 2013 on research and development activities related to its new technologies.  This estimate is a net range after being reduced by anticipated reimbursements related to certain research and development contracts.

Net income attributable to NTIC decreased 28.3%, to $434,410, or $0.10 per diluted common share, for the three months ended February 28, 2013 compared to $606,193, or $0.14 per diluted common share, for the three months ended February 29, 2012.  Net income attributable to NTIC decreased 47.3%, to $824,032, or $0.18 per diluted common share, for the six months ended February 28, 2013 compared to $1,564,950, or $0.35 per diluted common share, for the six months ended February 29, 2012.  These decreases were primarily the result of increases in operating expenses and income taxes.  NTIC anticipates that its quarterly net income will remain subject to significant volatility primarily due to the sales performance of its joint ventures, sales of its ZERUST® products and services into the oil and gas industry, and sales of Natur-Tec® bioplastics products. Each of these fluctuates more on a quarterly basis than the traditional ZERUST® business in North America.

NTIC’s working capital was $14,589,567 at February 28, 2013, including $4,261,145 in cash and cash equivalents compared to $10,060,081 at August 31, 2012, including $4,137,547 in cash and cash equivalents.

Results of Operations

The following tables set forth NTIC’s results of operations for the three and six months ended February 28, 2013 and February 29, 2012.

	Three Months Ended
	February 28, 2013	% of Net Sales	February 29, 2012	% of Net Sales	$ Change	% Change
Net sales, excluding joint ventures	$4,485,203	85.5%	$4,125,618	82.9%	$359,585	8.7%
Net sales, to joint ventures	761,147	14.5%	848,710	17.1%	(87,563)	(10.3%)
Cost of goods sold	3,633,913	69.3%	3,480,082	70.0%	153,831	4.4%
Equity in income of joint ventures	1,138,438	21.7%	1,224,675	24.6%	(86,237)	(7.0%)
Fees for services provided to joint ventures	1,770,881	33.8%	1,298,126	26.1%	472,755	36.4%
Selling expenses	1,174,065	22.4%	1,014,082	20.4%	159,983	15.8%
General and administrative expenses	1,143,987	21.8%	1,100,812	22.1%	43,175	3.9%
Expenses incurred in support of joint ventures	321,456	6.1%	235,557	4.7%	85,899	36.5%
Research and development expenses	912,393	17.4%	974,777	19.6%	(62,384)	(6.4%)

	Six Months Ended
	February 28, 2013	% of Net Sales	February 29, 2012	% of Net Sales	$ Change	% Change
Net sales, excluding joint ventures	$9,255,590	87.8%	$8,403,261	85.7%	$852,329	10.1%
Net sales, to joint ventures	1,282,507	12.2%	1,403,181	14.3%	(120,674)	(8.6%)
Cost of goods sold	7,324,885	69.5%	6,689,558	68.2%	635,327	9.5%
Equity in income of joint ventures	2,292,734	21.8%	2,582,355	26.3%	(289,621)	(11.2%)
Fees for services provided to joint ventures	3,617,158	34.3%	2,743,378	28.0%	873,780	31.9%
Selling expenses	2,345,160	22.3%	2,122,568	21.6%	222,592	10.5%
General and administrative expenses	2,392,683	22.7%	2,370,825	24.2%	21,858	0.9%
Expenses incurred in support of joint ventures	691,143	6.6%	435,821	4.4%	255,322	58.6%
Research and development expenses	1,850,599	17.6%	1,789,082	18.2%	61,517	3.4%

Net Sales. NTIC’s consolidated net sales increased 5.5% and 7.5% to $5,246,350 and $10,538,097, respectively, during the three and six months ended February 28, 2013 compared to the three and six months ended February 29, 2012.  NTIC’s consolidated net sales to unaffiliated customers excluding NTIC’s joint ventures increased 8.7% and 10.1% to $4,485,203 and $9,255,590, respectively, during the three and six months ended February 28, 2013 compared to the same respective prior year periods.  These increases were primarily a result of increased demand and sales of Natur-Tec® products and ZERUST® rust and corrosion inhibiting packaging products and services.  Net sales to joint ventures decreased 10.3% and 8.6% to $761,147 and $1,282,507 during the three and six months ended February 28, 2013, respectively, compared to the same respective prior year periods.  These decreases were primarily due to timing differences with orders placed with our joint ventures.

The following table sets forth NTIC’s net sales by product category for the three and six months ended February 28, 2013 and February 29, 2012 by segment:

	Three Months Ended		Six Months Ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
ZERUST® sales	$4,710,412	$4,570,779	$9,505,695	$9,023,425
Natur-Tec® sales	535,938	403,549	1,032,402	783,017
Total net sales	$5,246,350	$4,974,328	$10,538,097	$9,806,442

During the three and six months ended February 28, 2013, 89.8% and 90.2% of NTIC’s consolidated net sales, respectively, were derived from sales of ZERUST® products and services, which increased 3.1% and 5.3% to $4,710,412 and $9,505,695 during the three and six months ended February 28, 2013, respectively, compared to $4,570,779 and $9,023,425 during the three and six months ended February 29, 2012, respectively, due to increased demand from existing customers and the addition of new customers.  NTIC has strategically focused its sales efforts for ZERUST® products and services on customers with sizeable corrosion problems in sectors , including the oil and gas, that offer sizable growth opportunities.

NTIC’s consolidated net sales during the three and six months ended February 28, 2013 included $579,655 and $1,131,469 respectively, of sales made by Zerust Brazil, and of those sales, $149,257 and $189,642, respectively, in sales were made to the oil and gas industry sector in Brazil.

During the three and six months ended February 28, 2013, 10.2% and 9.8% of NTIC’s consolidated net sales, respectively, were derived from sales of Natur-Tec® products, which increased 32.8% and 31.8% to $535,938 and $1,032,402 during the three and six months ended February 28, 2013, respectively, compared to the three and six months ended February 29, 2012.  These increases were due to increased sales to the growing network of Natur-Tec® distributors in the United States.  Additionally, NTIC continues to target key regional and national retailers utilizing independent sales agents.  Demand for the Natur-Tec® products depends primarily on market acceptance and the reach of NTIC’s distribution network.

Cost of Goods Sold.  Cost of goods sold increased 4.4% and 9.5% for the three and six months ended February 28, 2013, respectively, compared to the three and six months ended February 29, 2012 primarily as a result of increased net sales as described above, as well as for the six month comparison, a slight increase in production and shipping costs associated with ZERUST® products.  Cost of goods sold as a percentage of net sales decreased to 69.3% during the three months ended February 28, 2013 compared to 70.0% the three months ended February 29, 2012 primarily as a result of slightly decreased production expense associated with the production and shipping of both ZERUST® and Natur Tec® products during the three months then ended.  Cost of goods sold as a percentage of net sales increased slightly to 68.5% during the six months ended February 28, 2013 compared to 68.2% during the six months ended February 29, 2012 primarily as a result of increased production expenses associated with the production and shipping of both ZERUST® and Natur Tec® products.  The increase in production expenses for the six month comparison is considered temporary as new suppliers are ramping up for new products and applications.

Equity in Income of Joint Ventures. NTIC’s equity in income of joint ventures decreased 7.0% and 11.2% to $1,138,438 and $2,292,734 during the three and six months ended February 28, 2013, respectively, compared to equity in income of joint ventures of $1,224,675 and $2,582,355 during the three and six months ended February 29, 2012, respectively, primarily as a result of the consolidation of NTI Asean in the current fiscal year periods, but not in the prior fiscal year periods. Of the total equity in income of joint ventures, NTIC had equity in income of joint ventures of $1,631,125 attributable to EXCOR during the six months ended February 28, 2013 compared to $1,576,496 attributable to EXCOR during the six months ended February 29, 2012.  Of the total equity in income of joint ventures, NTIC had equity in income of joint ventures of $262,148 attributable to NTIC’s joint venture in China during the six months ended February 28, 2013 compared to $248,322 attributable to NTIC’s joint venture in China during the six months ended February 29, 2012.  NTIC had equity in income of all other joint ventures of $399,461 during the six months ended February 28, 2013 compared to $757,537 during the six months ended February 29, 2012.

Fees for Services Provided to Joint Ventures.  NTIC recognized fee income for services provided to joint ventures of $1,770,881 and $3,617,158 during the three and six months ended February 28, 2013, respectively, compared to $1,298,126 and $2,743,378 during the three and six months ended February 29, 2012, respectively, representing an increase of 36.4% and 31.9%, respectively.  These increases were primarily a result of the consolidation of the fees for services earned by NTI Asean which are included in the current fiscal year periods, but not in the prior fiscal year periods.  Fee income for services provided to joint ventures are a function of the sales made by the various joint ventures of $26,722,201 and $54,247,135 during the three and six months ended February 28, 2013 compared to $25,997,430 and $54,792,662 for the three and six months ended February 29, 2012, respectively.  Total net sales of NTIC’s joint ventures were adversely affected in part by the European economic slowdown, which NTIC believes also adversely affected net sales of certain of NTIC’s other non-European joint ventures, as well as the weakening of the EURO and other currencies compared to the U.S. dollar.  Sales of NTIC’s joint ventures are not included in NTIC’s product sales and are not combined with NTIC’s sales in NTIC’s consolidated financial statements or in any description of NTIC’s sales.

Of the total fee income for services provided to joint ventures, fees of $492,213 were attributable to EXCOR during the six months ended February 28, 2013 compared to $500,833 attributable to EXCOR during the six months ended February 29, 2012.  This decrease was primarily the result of foreign currency exchange rate fluctuations.  Fees of $943,897 were attributable to NTIC’s joint venture in China during the six months ended February 28, 2013 compared to $0 during the six months ended February 29, 2012, as a result of the consolidation of NTI Asean in the current fiscal year periods, but not in the prior fiscal year periods.

Selling Expenses.  NTIC’s selling expenses increased 15.8% and 10.5% for the three and six months ended February 28, 2013 compared to the same respective periods in fiscal 2012 due to increases in compensation and employee benefits, lab testing related expenses, commission expenses, travel and related expenses, and consulting expenses and selling expenses incurred at Zerust Brazil.  Selling expenses as a percentage of net sales increased slightly to 22.4% and 22.3% for the three and six months ended February 28, 2013, from 20.4% and 21.6% and during the three and six months ended February 29, 2012, due primarily to the increase in selling expenses, partially offset by the increase in net sales, as previously described.

General and Administrative Expenses.  NTIC’s general and administrative expenses increased 3.9% and 0.9% for the three and six months ended February 28, 2013 compared to the same respective periods in fiscal 2012 due to increases in consulting expenses.  As a percentage of net sales, general and administrative expenses decreased to 21.8% and 22.7% for the three and six months ended February 28, 2013 from 22.1% and 24.2% for the three and six months ended February 29, 2012.

Expenses Incurred in Support of Joint Ventures.  Expenses incurred in support of NTIC’s joint ventures were $321,456 and $691,143 during the three and six months ended February 28, 2013, respectively, compared to $235,557 and $435,821 during the three and six months ended February 29, 2012, respectively, representing an increase of 36.5% and 58.6%, respectively.  These increases were due primarily to increased compensation and benefits expenses associated with increased headcount.

Research and Development Expenses.  NTIC’s research and development expenses decreased 6.4% for the three months ended February 28, 2013 compared to the same period in fiscal 2012 and increased 3.4% for the six months ended February 28, 2013 compared to the same period in fiscal 2012.

Interest Income.  NTIC’s interest income increased to $22,288 and $47,634 during the three and six months ended February 28, 2013, respectively, compared to $12,631 and $20,691 during the three and six months ended February 29, 2012, respectively, primarily due to increased cash balances in Brazil earning interest during the most recent periods.

Interest Expense.  NTIC’s interest expense decreased to $6,988 during the three months ended February 28, 2013 compared to $7,284 during the three months ended February 29, 2012, primarily due to lower average outstanding debt levels during the most recent period. NTIC’s interest expense increased slightly to $13,462 during the six months ended February 28, 2013 compared to $13,250 during the months ended February 29, 2012.

Income Before Income Tax Expense.  Income before income tax expense increased to $985,155 and $1,877,691 for the three and six months ended February 28, 2013, respectively, compared to $703,991 and $1,745,412 for the three and six months ended February 29, 2012, respectively.

Income Tax Expense.  Income tax expense was $240,000 and $374,000 during the three and six months ended February 28, 2013, respectively, compared $100,000 and $206,000 during the three and six months ended February 29, 2012, respectively.  Income tax expense was calculated based on management’s estimate of NTIC’s annual effective income tax rate.  NTIC’s annual effective income tax rate during the three and six months ended February 28, 2013 and February 29, 2012 was lower than the statutory rate primarily due to NTIC’s equity in income of joint ventures being recognized based on after-tax earnings of these entities.  To the extent undistributed earnings of NTIC’s joint ventures are distributed to NTIC, it is not expected to result in any material additional income tax liability after the application of foreign tax credits. NTIC records a tax valuation allowance when it is more likely than not that some portion or all of its deferred tax assets will not be realized to reduce deferred tax assets to the amount expected to be realized.  NTIC determined based on all available evidence, including historical data and projections of future results, that it is more likely than not that all of its deferred tax assets, except for its foreign tax credit carryforwards and Minnesota state research and development credit carryforwards, will be fully realized.  In addition, NTIC determined based upon all available evidence, including new IRS guidance, historical results, projected future taxable income and foreign tax credit utilization, that it was not more likely than not that the federal research and development credits would be utilized during the carryforward period and as a result, a valuation allowance was recorded against all of NTIC’s federal research and development credits.  In addition, NTIC continues to believe that its deferred tax asset related to foreign tax credit carryforwards will not be realized due to insufficient federal taxable income within the carryforward period and the fact that for ordering purposes the foreign tax credit carryforwards are not allowed to be used until after any current year foreign tax credits are utilized.

NTIC considers the earnings of certain foreign joint ventures to be indefinitely invested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs. As a result, U.S. income and foreign withholding taxes have not been recognized on the cumulative undistributed earnings of $20.1 million and $19.4 million at February 28, 2013 and August 31, 2012, respectively.  To the extent undistributed earnings of NTIC’s joint ventures are distributed in the future, they are not expected to result in any material additional income tax liability after the application of foreign tax credits

Other Comprehensive Income - Foreign Currency Translations Adjustment.  The volatility of the foreign currency translations adjustment was due to the volatility of the U.S. dollar compared to the Euro and other foreign currencies during the three and six months ended February 28, 2013 compared to the same respective periods in fiscal 2012.

Liquidity and Capital Resources

Sources of Cash and Working Capital.  As of February 28, 2013, NTIC’s working capital was $14,589,567, including $4,261,145 in cash and cash equivalents, compared to working capital of $10,060,081, including $4,137,547 in cash and cash equivalents, at August 31, 2012.

As of February 28, 2013, NTIC had a term loan with a principal amount of $971,474 outstanding that Northern Technologies Holding Company, LLC (NTI LLC) obtained from PNC Bank, National Association (PNC Bank) in connection with the purchase of NTIC’s corporate headquarters in September 2006.  The term loan matures on January 10, 2016, bears interest at an annual rate based on the daily LIBOR rate plus 2.15% and is payable in consecutive monthly installments equal to $6,343 (inclusive of principal but exclusive of interest).  The term loan is secured by a first lien on the real estate and building owned by NTI LLC and all of the assets of NTIC and is guaranteed by NTIC.

As of February 28, 2013, NTIC also had a revolving line of credit with PNC Bank of $3,000,000 with no amounts outstanding as of such date.  The line of credit is evidenced by an amended and restated committed line of credit note in the principal amount of up to $3,000,000.  The line of credit has a $1,200,000 standby letter of credit subfacility, with any standby letters of credit issued thereunder being at the sole discretion of PNC Bank.  Any standby letters of credit issued under the subfacility are subject to customary fees and charges payable by NTIC.  At the option of NTIC, outstanding advances under the line of credit bear interest at either (a) an annual rate based on LIBOR plus 2.15% for the applicable LIBOR interest period selected by NTIC or (b) at the rate publicly announced by PNC Bank from time to time as its prime rate.  Interest is payable in arrears (a) for the portion of advances bearing interest under the prime rate on the last day of each month during the term thereof and (b) for the portion of advances bearing interest under the LIBOR option on the last day of the respective LIBOR interest period selected for such advance.  Any unpaid interest is payable on the maturity date.  As of February 28, 2013, the interest rate on the line of credit was 2.93%.

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

Uses of Cash and Cash Flows.  Net cash used in operating activities during the six months ended February 28, 2013 was $3,445,681, which resulted principally from NTIC’s equity in income from joint ventures and increases in receivables, inventories and prepaid expenses and a decrease in accounts payables, accrued liabilities and income taxes payable, partially offset by NTIC’s net income, depreciation and amortization.  Net cash used in operating activities during the six months ended February 29, 2012 was $2,790,007 which resulted principally from NTIC’s equity in income from joint ventures and increases in receivables, inventories and prepaid expenses and a decrease in accounts payables, accrued liabilities and income taxes payable, partially offset by NTIC’s net income, depreciation and amortization.

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

NTIC experienced an increase in receivables and inventory as of February 28, 2013 compared to August 31, 2012 due to the increase in net sales and a desire to stock more products to shorten lead times and anticipate customer demand.  Trade receivables excluding joint ventures as of February 28, 2013 increased $235,789 compared to August 31, 2012, primarily related to the increase in NTIC’s net sales.

Outstanding trade receivables excluding joint ventures balances as of February 28, 2013 increased 5 days to an average of 55 days from balances outstanding from these customers as of August 31, 2012.

Outstanding trade receivables from joint ventures as of February 28, 2013 increased $247,466 compared to August 31, 2012 primarily due to the timing of payments.  There was a decrease of outstanding balances from trade receivables from joint ventures as of February 28, 2013 of 13 days from an average of 130 days from balances outstanding from these customers compared to August 31, 2012.  The significant average days outstanding of trade receivables from joint ventures as of February 28, 2013 were primarily due to the receivable balance at NTIC’s joint venture in India, Korea and China.

Outstanding receivables for services provided to joint ventures as of February 28, 2013 increased $1,120,987 compared to August 31, 2012, primarily resulting from the consolidation of $1,376,962 from NTI Asean which resulted in an increase of 18 days of fees receivable outstanding as of February 28, 2013 to an average of 124 days compared to August 31, 2012.

Net cash provided by investing activities for the six months ended February 28, 2013 was $4,349,062, which was comprised of dividends received from joint ventures partially offset by additions to property and equipment and additions to patents and effect of the NTI Asean consolidation on cash of $911,709.  Net cash provided by investing activities for the six months ended February 29, 2012 was $2,870,470 which was comprised of dividends received from joint ventures partially offset by additions to property and equipment and additions to patents.

Net cash provided by financing activities for the six months ended February 28, 2013 was $779,147, which resulted from proceeds from NTIC’s employee stock purchase plan and, to a lesser extent, option exercises and, partially offset by principal payments on the bank loan for NTIC’s corporate headquarters buildings.  Net cash used in financing activities for the six months ended February 29, 2012 was $605, which resulted from proceeds from option exercises and NTIC’s employee stock purchase plan, partially offset by principal payments on the bank loan for NTIC’s corporate headquarters buildings.

Capital Expenditures and Commitments.  NTIC had no material lease or other material capital commitments as of February 28, 2013, except a lease agreement for 16,994 square feet of office, manufacturing, laboratory and warehouse space in Beachwood, Ohio, requiring monthly payments of $17,500, which are adjusted annually according to the annual consumer price index, through November 2014.

NTIC spent $102,000 on capital expenditures during the six months ended February 28, 2013 and expects to spend an aggregate of approximately $1,000,000 on capital expenditures during fiscal 2013.  Such anticipated capital expenditures for fiscal 2013 relate primarily to the expansion of its laboratory facilities in Circle Pines, Minnesota and the purchase of new equipment.

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

At the option of NTIC, outstanding advances under NTIC’s $3,000,000 revolving line of credit with PNC Bank bear interest at either (a) an annual rate based on LIBOR plus 2.15% for the applicable LIBOR interest period selected by NTIC or (b) at the rate publicly announced by PNC Bank from time to time as its prime rate, and thus may subject NTIC to some market risk on interest rates.  As of February 28, 2013, NTIC had no borrowings under the line of credit.

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

Principles of Consolidation

NTIC evaluates its voting and variable interests in entities on a qualitative and quantitative basis.  NTIC consolidates entities in which it concludes it has the power to direct the activities that most significantly impact an entity’s economic success and has the obligation to absorb losses or the right to receive benefits that could be significant to the entity.  All such relationships are evaluated on an ongoing basis.  The consolidated financial statements include the accounts of Northern Technologies International Corporation, its wholly owned subsidiaries, NTI Facilities, Inc., Northern Technologies Holding Company, LLC and NTIC’s majority owned subsidiary in Brazil, Zerust Prevenção de Corrosão S.A., and NTIC’s majority owned holding company, NTI Asean LLC.  NTIC’s consolidated financial statements do not include the accounts of any of its joint ventures.  NTIC’s consolidated financial statements do not include Polymer Energy LLC, in which NTIC holds a 62.5% ownership interest.  Polymer Energy LLC had immaterial activity in fiscal 2013 and fiscal 2012.

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

Changes in Internal Control over Financial Reporting

There was no change in NTIC’s internal control over financial reporting that occurred during the quarter ended February 28, 2013 that has materially affected, or is reasonably likely to materially affect NTIC’s internal control over financial reporting, other than the consolidation of NTI Asean.

PART IIOTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Not applicable.

ITEM 1A.	RISK FACTORS

This Item 1A is inapplicable to NTIC as a smaller reporting company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Equity Securities

During the three months ended February 28, 2013, NTIC did not issue any shares of its common stock or other equity securities of NTIC that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

During the three months ended February 28, 2013, NTIC did not purchase any shares of its common stock or other equity securities of NTIC.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

The following exhibits are being filed or furnished with this quarterly report on Form 10-Q:

Exhibit No.	Description
10.1
Waiver and Second Amendment to Loan Documents dated December 11, 2012 between Northern Technologies International Corporation and PNC Bank, National Association (incorporated by reference to Exhibit 10.1 to NTIC’s quarterly report on Form 10-Q for the fiscal quarter ended November 30, 2012 (File No. 001-11038))

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit No.	Description
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101
The following materials from Northern Technologies International Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Comprehensive Income, (iv) the unaudited Consolidated Statements of Cash Flows, and (v) Notes to Condensed Financial Statements (furnished herewith)*

_____________________

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

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

Date:  April 12, 2013                                                                             Matthew C. Wolsfeld, CPA
Chief Financial Officer
(Principal Financial and Accounting Officer and
Duly Authorized to Sign on Behalf of the Registrant)

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
QUARTERLY REPORT ON FORM 10-Q

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
10.1	Waiver and Second Amendment to Loan Documents dated December 11, 2012 between Northern Technologies International Corporation and PNC Bank, National Association	Incorporated by reference to Exhibit 10.1 to NTIC’s quarterly report on Form 10-Q for the fiscal quarter ended November 30, 2012 (File No. 001-0857886)
31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101
The following materials from Northern Technologies International Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Comprehensive Income, (iv) the unaudited Consolidated Statements of Cash Flows, and (v) Notes to Condensed Financial Statements*
Furnished herewith

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