Form 10-Q
period 2013-05-31
NORTHERN TECHNOLOGIES INTERNATIONAL CORP
filed 2013-07-12
CIK 875582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
______________________________

FORM 10-Q

(Mark one)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2013

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

As of July 12, 2013, there were 4,428,036 shares of common stock of the registrant outstanding.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
FORM 10-Q
May 31, 2013

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

All trademarks, trade names or service marks referred to in this report are the property of their respective owners.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS AS OF MAY 31, 2013 (UNAUDITED)
AND AUGUST 31, 2012

	May 31, 2013	August 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,176,157	$4,137,547
Receivables:
Trade excluding joint ventures, less allowance for doubtful accounts of $20,000 at May 31, 2013 and August 31, 2012	2,801,488	2,516,961
Trade joint ventures	1,120,085	734,543
Fees for services provided to joint ventures	2,459,487	1,316,933
Income taxes	174,092	58,129
Inventories	5,216,976	4,151,197
Prepaid expenses	352,395	548,331
Deferred income taxes	596,085	596,085
Total current assets	15,896,765	14,059,726

PROPERTY AND EQUIPMENT, NET	5,126,133	4,288,618

OTHER ASSETS:
Investments in joint ventures	23,320,080	21,461,492
Deferred income taxes	1,030,610	1,030,610
Patents and trademarks, net	1,061,725	961,181
Other	76,000	76,000
Total other assets	25,488,415	23,529,283
Total assets	$46,511,313	$41,877,627

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of note payable	76,119	76,120
Accounts payable	1,267,591	1,818,309
Accrued liabilities:
Payroll and related benefits	1,055,766	1,565,866
Deferred joint venture royalties	288,000	288,000
Other	72,755	251,350
Total current liabilities	2,760,231	3,999,645

NOTE PAYABLE, NET OF CURRENT PORTION (Note 7)	876,325	933,413

COMMITMENTS AND CONTINGENCIES (Note 13)

EQUITY:
Preferred stock, no par value; authorized 10,000 shares; none issued and outstanding	—	—
Common stock, $0.02 par value per share; authorized 10,000,000 shares; issued and outstanding 4,428,036 and 4,403,656, respectively	88,561	88,073
Additional paid-in capital	11,557,585	11,130,966
Retained earnings	27,011,178	25,260,034
Accumulated other comprehensive income	334,236	277,583
Stockholders’ equity	38,991,560	36,756,656
Non-controlling interest	3,883,197	187,913
Total equity	42,874,757	36,944,569
Total liabilities and equity	$46,511,313	$41,877,627

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2013 AND 2012

	Three Months Ended		Nine Months Ended
	May 31, 2013	May 31, 2012	May 31, 2013	May 31, 2012
NET SALES:
Net sales, excluding joint ventures	$5,041,096	$7,175,825	$14,296,686	$15,579,086
Net sales, to joint ventures	835,937	629,079	2,118,444	2,032,260
Total net sales	5,877,033	7,804,904	16,415,130	17,611,346

Cost of goods sold	4,054,364	4,143,514	11,379,249	10,833,072
Gross profit	1,822,669	3,661,390	4,935,881	6,778,274

JOINT VENTURE OPERATIONS:
Equity in income of joint ventures	1,440,335	1,822,972	3,733,069	4,405,327
Fees for services provided to joint ventures	1,917,947	734,337	5,535,105	3,477,715
Total joint venture operations	3,358,282	2,557,309	9,268,174	7,883,042

OPERATING EXPENSES:
Selling expenses	1,243,687	1,270,996	3,588,847	3,393,564
General and administrative expenses	1,105,710	1,147,744	3,498,393	3,518,569
Expenses incurred in support of joint ventures	335,132	294,169	1,026,275	729,990
Research and development expenses	1,002,651	1,067,454	2,853,250	2,856,536
Total operating expenses	3,687,180	3,780,363	10,966,765	10,498,659

OPERATING INCOME	1,493,771	2,438,336	3,337,290	4,162,657

INTEREST INCOME	2,984	15,726	50,618	36,417
INTEREST EXPENSE	(50,986)	(6,264)	(64,448)	(19,514)
OTHER INCOME	—	6,825	—	20,475

INCOME BEFORE INCOME TAX EXPENSE	1,445,769	2,454,623	3,323,460	4,200,035

INCOME TAX EXPENSE	158,000	814,000	532,000	1,020,000

NET INCOME	1,287,769	1,640,623	2,791,460	3,180,035

NET INCOME ATTRIBUTABLE TO NON CONTROLLING INTEREST	360,657	186,586	1,040,316	161,048

NET INCOME ATTRIBUTABLE TO NTIC	$927,112	$1,454,037	$1,751,144	$3,018,987

NET INCOME PER COMMON SHARE:
Basic	$0.21	$0.33	$0.40	$0.69
Diluted	$0.21	$0.33	$0.39	$0.68

WEIGHTED AVERAGE COMMON SHARES ASSUMED OUTSTANDING:
Basic	4,421,379	4,399,290	4,415,452	4,379,175
Diluted	4,468,861	4,461,044	4,464,774	4,448,472

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2013 AND 2012

	Three Months Ended		Nine Months Ended
	May 31, 2013	May 31, 2012	May 31, 2013	May 31, 2012
NET INCOME	$1,287,769	$1,640,623	$2,791,460	$3,180,035
OTHER COMPREHENSIVE INCOME (LOSS) – FOREIGN CURRENCY TRANSLATION ADJUSTMENT	(292,001)	(1,346,222)	103,543	(2,600,098)

COMPREHENSIVE INCOME (LOSS)	995,768	294,401	2,895,003	579,937
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	352,519	156,450	1,087,206	123,608
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO STOCKHOLDERS	$643,249	$137,951	$1,807,797	$456,329

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED MAY 31, 2013 AND 2012

	Nine Months Ended
	May 31, 2013	May 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,791,460	$3,180,035
Adjustments to reconcile net income to net cash used in operating activities:
Expensing of fair value of stock options vested	213,347	216,712
Depreciation expense	316,118	255,641
Amortization expense	53,264	113,624
Loss on disposal of assets	13,842	—
Equity in income from joint ventures	(3,733,069)	(4,405,327)
Changes in current assets and liabilities:
Receivables:
Trade, excluding joint ventures	(306,554)	(341,903)
Trade, joint ventures	(385,542)	41,562
Fees for services receivables, joint ventures	199,532	199,871
Income taxes	(116,816)	(6,403)
Inventories	(1,085,743)	(117,023)
Prepaid expenses and other	195,848	(539,868)
Accounts payable	(526,505)	(479,801)
Income tax payable	2,783	138,132
Accrued liabilities	(684,857)	571,824
Net cash used in operating activities	(3,052,892)	(1,172,924)

CASH FLOWS FROM INVESTING ACTIVITIES:
Dividends received from joint ventures	3,017,586	3,045,544
Additions to property and equipment	(1,160,344)	(402,620)
Effect of NTI Asean consolidation on cash (Note 2)	1,612,768	—
Additions to patents	(167,652)	(125,555)
Net cash provided by investing activities	3,302,358	2,517,369

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable	(57,089)	(57,089)
Dividend received by non-controlling interest	(1,352,841)	—
Proceeds from employee stock purchase plan	56,739	55,410
Proceeds from exercise of stock options	157,021	15,040
Net cash (used in) provided by financing activities	(1,196,170)	13,361

EFFECT OF EXCHANGE RATE CHANGES ON CASH:	(14,686)	(158,270)

NET INCREASE IN CASH AND CASH EQUIVALENTS	(961,390)	1,199,536
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,137,547	3,266,362

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,176,157	$4,465,898

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	INTERIM FINANCIAL INFORMATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all necessary adjustments, which are of a normal recurring nature, and present fairly the consolidated financial position of Northern Technologies International Corporation and its subsidiaries (the Company) as of May 31, 2013 and August 31, 2012 and the results of their operations for the three and nine months ended May 31, 2013 and 2012 and their cash flows for the nine months ended May 31, 2013 and 2012, in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).

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

Operating results for the three and nine months ended May 31, 2013 are not necessarily indicative of the results that may be expected for the full fiscal year ending August 31, 2013.

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

The following is a summary of certain line items of the Company’s consolidated statement of operations for the three months ended May 31, 2012 as reported and on a pro forma basis, assuming the consolidation of NTI Asean on the Company’s consolidated financial statements as of the beginning of such period:

	As Reported	NTI Asean	Eliminated in Consolidation	Pro Forma
Net sales	$7,804,904	$—	$—	$7,804,904
Cost of goods sold	4,143,514	—	—	4,143,514
Gross profit	3,661,390	—	—	3,661,390
Joint venture operations	2,557,309	870,663	(384,115)	3,043,857
Operating expenses	3,780,363	110,637	—	3,891,000
Operating income	2,438,336	760,026	(384,115)	2,814,247
Income before income tax expense	2,454,623	760,026	(384,115)	2,830,534
Income tax expense	814,000	99,208	—	913,208
Net income	1,640,623	660,818	(384,115)	1,917,326
Net income attributable to non-controlling interest	186,586	(264,327)	—	(77,741)
Net income attributable to NTIC	1,454,037	396,491	(384,115)	1,466,413
Net income per common diluted share	$0.33	$0.09	$(0.09)	$0.33

The following is a summary of certain line items of the Company’s consolidated statements of operations for the nine months ended May 31, 2012 as reported and on a pro forma basis, assuming the consolidation of NTI Asean on the Company’s consolidated financial statements as of the beginning of such period:

	As Reported	NTI Asean	Eliminated in Consolidation	Pro Forma
Net sales	$17,611,346	$—	$—	$17,611,346
Cost of goods sold	10,833,072	—	—	10,833,072
Gross profit	6,778,274	—	—	6,778,274
Joint venture operations	7,883,042	2,569,943	(1,076,230)	9,376,755
Operating expenses	10,498,659	133,772	—	10,632,431
Operating income	4,162,657	2,436,171	(1,076,230)	5,522,598
Income before income tax expense	4,200,035	2,436,171	(1,076,230)	5,559,976
Income tax expense	1,020,000	284,019	—	1,304,019
Net income	3,180,035	2,152,152	(1,076,230)	4,255,957
Net income attributable to non-controlling interest	161,048	(860,861)	—	(699,813)
Net income attributable to NTIC	3,018,987	1,291,291	(1,076,230)	3,234,048
Net income per common diluted share	$0.68	$0.29	$(0.24)	$0.73

3.	INVENTORIES

Inventories consisted of the following:

	May 31, 2013	August 31, 2012
Production materials	$1,140,800	$1,462,615
Finished goods	4,076,176	2,688,582
	$5,216,976	$4,151,197

4.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	May 31, 2013	August 31, 2012
Land	$310,365	$310,365
Buildings and improvements	4,302,151	3,406,674
Machinery and equipment	3,173,684	2,908,021
	7,786,200	6,625,060
Less accumulated depreciation	(2,660,067)	(2,336,442)
	$5,126,133	$4,288,618

5.	PATENTS AND TRADEMARKS, NET

Patents and trademarks, net consisted of the following:

	May 31, 2013	August 31, 2012
Patents and trademarks	$2,097,872	$1,945,785
Less accumulated amortization	(1,036,147)	(984,604)
	$1,061,725	$961,181

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

Financial information from the audited and unaudited financial statements of the Company’s joint venture in Germany, Excor Korrosionsschutz – Technologien und Produkte GmbH (EXCOR), China, NTI Asean and all of the Company’s other joint ventures, are summarized as follows:

	At May 31, 2013
	Total	EXCOR	China	All Other
Current assets	$63,547,204	$23,056,084	$13,964,465	$26,526,655
Total assets	69,688,319	25,425,172	13,993,902	30,269,245
Current liabilities	19,288,471	3,056,560	6,212,433	10,019,478
Noncurrent liabilities	3,358,593	—	869,532	2,489,061
Joint ventures’ equity	47,041,255	22,368,612	6,911,937	17,760,706
Northern Technologies International Corporation’s share of joint ventures’ equity	23,320,080	11,184,308	3,455,969	8,679,803
Northern Technologies International Corporation’s share of joint ventures’ undistributed earnings	$20,877,265	$11,153,403	$3,405,969	$6,327,893

	At August 31, 2012
	Total	EXCOR	NTI ASEAN	All Other
Current assets	$61,973,725	$24,357,139	$15,358,967	$22,257,619
Total assets	68,585,974	26,620,589	15,522,456	26,442,929
Current liabilities	18,686,181	4,749,574	5,763,857	8,172,750
Noncurrent liabilities	4,700,458	—	1,055,965	3,644,493
Joint ventures’ equity	45,199,335	21,871,015	8,702,634	14,625,686
Northern Technologies International Corporation’s share of joint ventures’ equity	21,461,492	10,935,509	$3,685,404	6,840,579
Northern Technologies International Corporation’s share of joint ventures’ undistributed earnings	$19,403,150	$10,904,604	$3,314,445	$5,184,101

	Nine Months Ended May 31, 2013
	Total	EXCOR	China	All Other
Net sales	$82,788,711	$26,043,775	$10,802,206	$45,942,730
Gross profit	39,447,084	13,624,792	5,134,820	20,687,472
Net income	7,626,711	4,954,595	815,664	1,856,452
Northern Technologies International Corporation’s share of equity in income of joint ventures	$3,733,069	$2,478,109	$407,809	$847,151

	Nine Months Ended May 31, 2012
	Total	EXCOR	NTI ASEAN	All Other
Net sales	$83,746,872	$25,785,840	$16,366,258	$41,594,775
Gross profit	40,201,265	13,423,067	7,183,786	19,594,413
Net income	8,165,791	4,830,477	1,941,417	1,393,897
Northern Technologies International Corporation’s share of equity in income of joint ventures	$4,405,327	$2,396,596	$1,076,230	$932,501

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

The Company did not make any joint venture investments during the nine months ended May 31, 2013 and 2012.

7.	CORPORATE DEBT

As of May 31, 2013, Northern Technologies Holding Company, LLC (NTI LLC) had a term loan with a principal amount of $952,444 outstanding that NTI LLC obtained from PNC Bank, National Association (PNC Bank) in connection with the purchase of NTIC’s corporate headquarters in September 2006.  The term loan matures on January 10, 2016, bears interest at an annual rate based on the daily LIBOR rate plus 2.15% and is payable in consecutive monthly installments equal to approximately $6,343 (inclusive of principal but exclusive of interest).  The term loan is secured by a first lien on the real estate and building owned by NTI LLC and all of the assets of the Company and is guaranteed by the Company.

The Company has a revolving line of credit with PNC Bank of $3,000,000.  No amounts were outstanding under the line of credit as of May 31, 2013 and August 31, 2012.  At the option of the Company, outstanding advances under the line of credit bear interest at either (a) an annual rate based on LIBOR plus 2.15% for the applicable LIBOR interest period selected by the Company or (b) at the rate publicly announced by PNC Bank from time to time as its prime rate. Interest is payable in arrears (a) for the portion of advances bearing interest under the prime rate on the last day of each month during the term thereof and (b) for the portion of advances bearing interest under the LIBOR option on the last day of the respective LIBOR interest period selected for such advance.  Any unpaid interest is payable on the maturity date.  As of May 31, 2013, the interest rate was 2.85% and the weighted average rate was 3.02% for the nine months ended May 31, 2013.  As of May 31, 2012, the interest rate was 3.20% and the weighted average rate was 3.16% for the nine months ended May 31, 2012.  The revolving line of credit is secured by cash, receivables and inventory.

The term loan and the line of credit are governed under separate loan agreements (collectively, the Loan Agreements).  The Loan Agreements contain standard covenants, including affirmative financial covenants, such as the maintenance of a minimum fixed charge coverage ratio, and negative covenants, which, among other things, limit the incurrence of additional indebtedness, loans and equity investments, disposition of assets, mergers and consolidations and other matters customarily restricted in such agreements. Under the Loan Agreements, the Company is subject to a minimum fixed charge coverage ratio of 1.10:1.00.  As of May 31, 2013, the Company was in compliance with all debt covenants.

On December 11, 2012, PNC Bank extended the maturity date of the line of credit from January 9, 2013 to January 8, 2014, and waived a technical covenant default by the Company to deliver quarterly compliance certificates.  All other terms of the line of credit and the loan agreement and other documents evidencing the line of credit remain the same.  It is anticipated that the line of credit will be extended again prior to the January 8, 2014 maturity date.

8.	STOCKHOLDERS’ EQUITY

During the nine months ended May 31, 2013, the Company did not purchase or retire any shares of its common stock.  The following stock options to purchase shares of common stock were exercised during the nine months ended May 31, 2013:

Options Exercised	Exercise Price
25,140	$9.95
4,000	8.57
1,734	7.65
1,500	9.76
666	7.75

The Company granted stock options under the Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan (the 2007 Plan) to purchase an aggregate of 118,294 shares of its common stock to various employees and directors during the nine months ended May 31, 2013.  The weighted average per share exercise price of the stock options is $10.25, which is equal to the fair market value of the Company’s common stock on the date of grant.

During the nine months ended May 31, 2012, the Company did not purchase or retire any shares of its common stock.  The following stock options to purchase shares of common stock were exercised during the nine months ended May 31, 2012:

Options Exercised	Exercise Price
1,966	$7.65

The Company granted stock options under the 2007 Plan to purchase an aggregate of 26,000 shares of its common stock to various employees and directors during the nine months ended May 31, 2012.  The weighted average per share exercise price of the stock options is $16.45, which is equal to the fair market value of the Company’s common stock on the date of grant.

During the nine months ended May 31, 2012, the Company issued stock bonuses under the 2007 Plan for an aggregate of 42,707 shares of its common stock to various employees at a grant price of $14.42 per share.  The aggregate fair value of the shares of the Company’s common stock as of the date of payment of the stock bonuses was $615,830, based on the closing sale price of a share of the Company’s common stock on the date of payment. The fair value of common stock granted during the nine months ended May 31, 2012 was based on fiscal 2012 performance and was included in accrued liabilities at August 31, 2012.

9.	NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding.  Diluted net income per share assumes the exercise of stock options using the treasury stock method, if dilutive.

Options to purchase shares of common stock of 40,000 were excluded from the computation of common share equivalents for the three and nine months ended May 31, 2013, as the exercise prices of such options were greater than market price of a share of common stock.  Options to purchase shares of common stock of 26,000 were excluded from the computation of common share equivalents for the three and nine months ended May 31, 2012, as the exercise prices of such options were greater than market price of a share of common stock.

The following is a reconciliation of the earnings per share computation for the three and nine months ended May 31, 2013 and 2012:

	Three Months Ended		Nine Months Ended
Numerators:	May 31, 2013	May 31, 2012	May 31, 2013	May 31, 2012
Net income attributable to NTIC	$927,112	$1,454,037	$1,751,144	$3,018,987

Denominator:
Basic – weighted shares outstanding	4,421,379	4,399,290	4,415,452	4,379,175
Weighted shares assumed upon exercise of stock options	47,482	61,754	49,322	65,297
Diluted – weighted shares outstanding	4,468,861	4,461,044	4,464,774	4,448,472
Basic earnings per share:	$0.21	$0.33	$0.40	$0.69
Diluted earnings per share:	$0.21	$0.33	$0.39	$0.68

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

The Company granted options to purchase an aggregate of 118,294 and 26,000 shares of its common stock during the nine months ended May 31, 2013 and 2012, respectively.  The fair value of option grants is determined at date of grant, using the Black-Scholes option pricing model with the assumptions listed below.  Based on these valuations, the Company recognized compensation expense of $213,374 and $216,712 during the nine months ended May 31, 2013 and 2012, respectively, related to the options that vested during such time period.  The stock-based expense recorded reduced after-tax net income per share by $0.05 for each of the nine months ended May 31, 2013 and 2012.  As of May 31, 2013, the total compensation cost for non-vested options not yet recognized in the Company’s consolidated statements of operations was $398,849 net of estimated forfeitures.  Additional stock-based compensation expense of $93,077 is expected through the remainder of fiscal year 2013, and expense of $185,815 and $99,964 is expected to be recognized during fiscal 2014 and fiscal 2015, respectively.  Future option grants will impact the compensation expense recognized.

The Company currently estimates a ten percent forfeiture rate for stock options and continually reviews this estimate for future periods.

The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions and results for the grants:

	May 31,
	2013			2012
Dividend yield			0.00%	0.00%
Expected volatility			48.0%	48.8%
Expected life of option (years)	5	-	10	5
Average risk-free interest rate			0.71%	1.31%

The weighted average per share fair value of options granted during nine months ended May 31, 2013 and 2012 was $5.53 and $7.14, respectively.  The weighted average remaining contractual life of the options outstanding as of May 31, 2013 and 2012 was 4.48 years and 1.82 years, respectively.

11.	GEOGRAPHIC AND SEGMENT INFORMATION

Net sales by geographic location as a percentage of total consolidated net sales for the three and nine months ended May 31, 2013 and 2012 were as follows:

	Three Months Ended		Nine Months Ended
	May 31, 2013	May 31, 2012	May 31, 2013	May 31, 2012
Inside the U.S.A. to unaffiliated customers	69.8%	58.0%	68.9%	61.2%
Outside the U.S.A to:
Joint ventures in which the Company is a shareholder directly and indirectly	11.1%	10.9%	14.9%	12.6%
Unaffiliated customers	19.1%	31.1%	16.2%	26.2%
	100.0%	100.0%	100.0%	100.0%

Net sales by geographic location are based on the location of the customer.

Fees for services provided to joint ventures by geographic location as a percentage of total fees for services provided to joint ventures during the three and nine months ended May 31, 2013 and 2012 were as follows:

	Three Months Ended
	May 31, 2013	% of Total Fees for Services Provided to Joint Ventures	May 31, 2012	% of Total Fees for Services Provided to Joint Ventures
China*	$524,724	27.3%	$—	0.0%
Germany	250,000	13.0%	241,338	32.9%
Japan	177,432	9.3%	260,026	35.4%
Thailand*	169,085	8.8%	—	0.0%
Korea**	147,867	7.7%	61,152	8.4%
Sweden	141,000	7.4%	141,257	19.2%
Poland	113,339	5.9%	113,305	15.4%
France	104,645	5.5%	128,480	17.5%
Finland	85,246	4.4%	127,344	17.3%
United Kingdom	65,193	3.4%	83,879	11.4%
India	—	0.0%	(492,602)	(67.1)%
Other	139,416	7.3%	70,158	9.6%
	$1,917,947	100.0%	$734,337	100.0%
_____________________________
*	Joint venture owned by NTI Asean.
**
Joint venture owned by NTI Asean as of May 31, 2013, but not as of May 31, 2012.  NTI Asean results are not included on the consolidated financial statements for the three months ended May 31, 2012. (See Note 2)

	Nine Months Ended
	May 31, 2013	% of Total Fees for Services Provided to Joint Ventures	May 31, 2012	% of Total Fees for Services Provided to Joint Ventures
China*	$1,468,622	26.5%	$—	0.0%
Germany	742,213	13.4%	742,171	21.3%
Japan	548,618	9.9%	763,548	22.0%
Thailand*	471,074	8.5%	—	0.0%
Korea**	409,997	7.4%	138,149	4.0%
France	381,043	6.9%	397,123	11.4%
Poland	379,650	6.9%	341,603	9.8%
Sweden	305,619	5.5%	446,191	12.8%
Finland	245,426	4.4%	378,751	10.9%
United Kingdom	168,005	3.1%	244,017	7.0%
India	—	0.0%	(192,758)	(5.5)%
Other	414,838	7.5%	218,920	6.3%
	$5,535,105	100.0%	$3,477,715	100.0%
_____________________________
*	Joint venture owned by NTI Asean.
**
Joint venture owned by NTI Asean as of May 31, 2013, but not as of May 31, 2012.  NTI Asean results are not included on the consolidated financial statements for the nine months ended May 31, 2012. (See Note 2)

The following table sets forth the Company’s net sales for the three and nine months ended May 31, 2013 and 2012 by segment:

	Three Months Ended		Nine Months Ended
	May 31, 2013	May 31, 2012	May 31, 2013	May 31, 2012
ZERUST® sales	$5,418,271	$7,220,258	$14,923,966	$16,243,683
Natur-Tec™ sales	458,762	584,646	1,491,164	1,367,663
	$5,877,033	$7,804,904	$16,415,130	$17,611,346

The following table sets forth the Company’s cost of goods sold for the three and nine months ended May 31, 2013 and 2012 by segment:

	Three Months Ended				Nine Months Ended
	May 31, 2013	% of Product Sales*	May 31, 2012	% of Product Sales*	May 31, 2013	% of Product Sales*	May 31, 2012	% of Product Sales*
Direct cost of goods sold
ZERUST®	$3,115,980	57.5%	$3,046,644	42.2%	$8,383,345	56.2%	$8,074,031	49.7%
Natur-Tec®	367,485	80.1%	501,749	85.8%	1,260,305	84.5%	1,160,014	84.8%
Indirect cost of goods sold	570,899	—	595,121	—	1,735,599	—	1,599,027	—
Total net cost of goods sold	$4,054,364		$4,143,514		$11,379,249		$10,833,072
_____________________________
*	The percent of segment sales is calculated by dividing the direct cost of goods sold for each individual segment category by the net sales for each segment category.

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

The geographical distribution of key financial statement data is as follows:

	At May 31, 2013
	Brazil	North America	Total
Total assets	$1,308,385	$45,202,928	$46,511,313

	At August 31, 2012
	Brazil	North America	Total
Total assets	$1,744,693	$40,132,934	$41,877,627

	Nine Months Ended May 31, 2013
	Brazil	North America	Total
Net sales	$1,699,084	$14,716,046	$16,415,130
Operating income	$(263,353)	$3,600,643	$3,337,290

	Nine Months Ended May 31, 2012
	Brazil	North America	Total
Net sales	$4,004,399	$13,606,947	$17,611,346
Operating income	$1,780,269	$2,382,388	$4,162,657

Total assets located in Brazil primarily consist of cash and cash equivalents, customer receivables and inventory.  These assets are periodically reviewed to assure the net realizable value from the estimated future production based on forecasted sales exceeds the carrying value of the assets.

12.	RESEARCH AND DEVELOPMENT

The Company expenses all costs related to product research and development as incurred.   The Company incurred $2,853,250 and $2,856,536 of expense during the nine months ended May 31, 2013 and 2012, respectively, in connection with its research and development activities.  These costs related to product research and development are net of reimbursements related to certain research and development contracts of $206,046 and $297,258 for the nine months ended May 31, 2013 and 2012, respectively.  The net fees are accounted for in the “Research and Development Expenses” section of the consolidated statements of operations.

The Company has certain research and development contracts.  The Company accrues proceeds received under such contracts and offsets research and development expenses incurred in equal installments over the timelines associated with completion of the contracts’ specific objectives and milestones. At May 31, 2013, the Company had $143,395 as a receivable, and as of August 31, 2012, the Company had $96,861 of deferred amounts in other accrued liabilities as the Company had not yet performed under the obligations of the contract at that time.

13.	COMMITMENTS AND CONTINGENCIES

On August 31, 2012, the Board of Directors of the Company, upon recommendation of the Compensation Committee of the Board of Directors, approved the material terms of an annual bonus plan for the Company’s executive officers and certain officers and employees for the fiscal year ending August 31, 2013.  For fiscal 2013 as in past years, the total amount available under the bonus plan will be up to 25% of the Company’s earnings before interest, taxes and other income, as adjusted to take into account amounts to be paid under the bonus plan and certain other adjustments (Adjusted EBITOI), assuming the achievement of at least a minimum Adjusted EBITOI, which is traditionally 70% of a budgeted target Adjusted EBITOI for fiscal 2013, as proposed by the Compensation Committee and approved by the Board of Directors annually.  For each plan participant, 50% of the amount of the participant’s individual bonus payout will be determined based upon the participant’s individual allocation percentage of the total amount available under the bonus plan and 50% of the participant’s payout will be determined based upon the participant’s achievement of certain pre-established but more qualitative individual performance objectives.  The payment of bonuses under the plan are discretionary and may be paid to executive officer participants in both cash and shares of NTIC common stock, the exact amount and percentages of which will be determined by the Company’s Board of Directors, upon recommendation of the Compensation Committee, after the completion of the Company’s consolidated financial statements for fiscal 2013.  There was $580,000 for management bonuses accrued for nine months ended May 31, 2013 compared to a management bonus accrual of $1,058,045 for the nine months ended May 31, 2012.

The Company leases property with future lease payments as follows: fiscal 2013 - $59,625; fiscal 2014 - $59,500 and thereafter - $0.

Three joint ventures accounted for 67.1% and 55.3% of the Company’s trade joint venture receivables at May 31, 2013 and August 31, 2012, respectively.

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

Petroleo Brasileiro S.A. (Petrobras), an oil company located in Brazil, has conducted extensive multi-year product field trials of NTIC’s ZERUST® rust and corrosion inhibiting products against competitive alternatives.  During fiscal 2010, Zerust Brazil received a Phase 1 contract for an initial implementation of $1.4 million in ZERUST® products which was delivered in fiscal 2010 and fiscal 2011.  During fiscal 2011, Zerust Brazil signed a Phase 2 contract with Petrobras to supply $2.4 million in ZERUST® products.  During fiscal 2012, Petrobras expanded this Phase 2 contract to supply an additional $657,000 in ZERUST® products, bringing the total Phase 2 contract value to $3.1 million in ZERUST® products, which were delivered in fiscal 2012.  During first quarter of fiscal 2013, Zerust Brazil signed a Phase 3 contract with Petrobras to supply $3.7 million in ZERUST® products, none of which had been delivered through the end of third quarter of fiscal 2013. While NTIC initially had anticipated that Petrobras would fulfill this Phase 3 contract in one large order prior to the end of fiscal 2013, based on NTIC’s recent discussions with Petrobras, NTIC believes that Petrobras intends to place a number of smaller orders during the remainder of fiscal 2013 and fiscal 2014, rather than one large order prior to the end of fiscal 2013.

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

During fiscal 2012, NTIC’s joint venture in India, Harita NTI Limited (HNTI) entered into an agreement to supply compostable packaging to a major global apparel brand for branded garments. HNTI also continues to pursue bioplastic  product sales opportunities in food and personal care industries. During fiscal 2011, NTIC entered into an agreement with Italy-based Naturfuels s.r.l. to distribute its Natur-Tec® bioplastic materials and products in the Italian market.  Under the terms of this distribution agreement, NTIC supplies Naturfuels with patented high-strength Natur-Tec® film grade resin compounds suited to producing  compostable shopping and garbage bags on conventional plastic film production equipment. In 2011, the Italian government passed legislation banning the use of non-biodegradable disposable plastic shopping bags. However, enforcement of this law, continues to be delayed for a number of reasons including a recent legal challenge as to the validity of the ban in a European Union member country by the government of the United Kingdom.  Consequently, significant sales of Natur-Tec® film grade resin compounds to Naturfuels are not expected until whenever the Italian ban is fully implemented and enforced.

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

NTIC’s receipt of funds from its joint ventures is dependent upon fees for services that NTIC provides to its joint ventures, based primarily on the revenues of the joint ventures, and NTIC’s receipt of dividend distributions from the joint ventures.  NTIC receives fees for services provided to its joint ventures based primarily on the net sales of the individual joint ventures.  The fees for services provided to joint ventures are determined based on either a flat fee or a percentage of sales depending on local laws and tax regulations.  With respect to NTIC’s primary joint venture in Germany (EXCOR), NTIC recognizes an agreed upon quarterly fee for such services.  NTIC recognizes equity income from its joint ventures based on the overall profitability of its joint ventures. Such profitability is subject to variability from quarter to quarter which, in turn, subjects NTIC’s earnings to variability from quarter to quarter.  The profits of NTIC’s joint ventures are shared by the respective joint venture owners in accordance with their respective ownership percentages.  NTIC typically owns directly or indirectly 50% or less of each of its joint venture entities and thus does not control the decisions of these entities regarding whether to pay dividends and, if paid, how much they should be in a given year.  The payment of a dividend by an entity is determined by a joint vote of the owners and is not at the sole discretion of NTIC.

NTIC does not consolidate the results of its 23 joint ventures in its financial statements.  NTIC’s investments in its joint ventures are accounted for using the equity method.

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

NTIC’s consolidated net sales decreased 24.7% and 6.8% during the three and nine months ended May 31, 2013, compared to the three and nine months ended May 31, 2012, respectively.  These decreases were primarily a result of decreases in sales of ZERUST® rust and corrosion inhibiting packaging products and services in Brazil.  Zerust Brazil recorded a $2.3 million order during the three months ended May 31, 2012 related to product sales to Petrobras and did not have any sales to Petrobras during the three months ended May 31, 2013.  NTIC believes that Petrobras intends to place a number of smaller orders during the remainder of fiscal 2013 and fiscal 2014, rather than one large order as Petrobras did during the three months ended May 31, 2012.

During the three and nine months ended May 31, 2013, 92.2% and 90.9% of NTIC’s consolidated net sales, respectively, were derived from sales of ZERUST® products and services, which decreased 25.0% and 8.1% to $5,418,271 and $14,923,966 during the three and nine months ended May 31, 2013, respectively, compared to $7,220,258 and $16,243,683 during the three and nine months ended May 31, 2012, respectively, due primarily to decreases in sales of ZERUST® products and services in Brazil as noted above.  NTIC has strategically focused its sales efforts for ZERUST® products and services on customers with sizeable corrosion problems in industry sectors that offer sizable growth opportunities, including the oil and gas sector.  NTIC’s consolidated net sales for the three and nine months ended May 31, 2013 included $567,615 and $1,699,084, respectively, of sales made by Zerust Brazil, and of those sales, $0 and $189,642, respectively, in sales were made to the oil and gas industry in Brazil.  Overall demand for ZERUST® products and services depends heavily on the overall health of the markets in which NTIC sells its products, including in particular the automotive market.

During the three and nine months ended May 31, 2013, 7.8% and 9.1%, respectively, of NTIC’s consolidated net sales were derived from sales of Natur-Tec® products compared to 7.5% and 7.8% during the three and nine months ended May 31, 2012, respectively.  Net sales of Natur-Tec® products decreased 21.5% during the three months ended May 31, 2013 compared to the three months ended May 31, 2012 due primarily to variable ordering patterns by distributors and sales agents and a distributor change. Because of the typical size of individual orders and overall size of NTIC’s net sales derived from sales of Natur-Tec® products, the timing of one or more orders can affect materially NTIC’s quarterly sales of Natur-Tec® products and the comparisons to prior year quarters.  Net sales of Natur-Tec® products increased 9.0% during the nine months ended May 31, 2013 compared to the nine months ended May 31, 2012 due primarily to increased sales to NTIC’s Natur-Tec® distributors in the United States.  Additionally, NTIC continues to target key regional and national retailers through independent sales agents.  Demand for the Natur-Tec® products depends primarily on market acceptance and the reach of NTIC’s distribution network.

Cost of goods sold as a percentage of net sales increased to 69.0% and 69.3% during the three and nine months ended May 31, 2013 compared to 53.1% and 61.5% during the three and nine months ended May 31, 2012 primarily as a result of increased sales during the prior year periods of ZERUST® products for the oil and gas industry which carry higher margins than other ZERUST® products and increased production expenses during the current year periods associated with the production and shipping of ZERUST® products to a new customer.  The increase in production expenses is anticipated to be temporary and should normalize during the fourth quarter of fiscal 2013.

NTIC’s equity in income of joint ventures decreased 21.0% and 15.3% to $1,440,335 and $3,733,069, respectively, during the three and nine months ended May 31, 2013 compared to $1,822,972 and $4,405,327 during the three and nine months ended May 31, 2012, respectively.  These decreases were primarily a result of the consolidation of NTI Asean which was included in the current fiscal year periods, but not in the prior fiscal year periods.

NTIC recognized a 161.2% and 59.2% increase in fees for services provided to joint ventures during the three and nine months ended May 31, 2013 compared to the three and nine months ended May 31, 2012, respectively.  These increases were primarily a result of the consolidation of fees for services earned by NTI Asean which are included in the current fiscal year periods, but not in the prior fiscal year periods.  Fees for services provided are a function of the net sales of NTIC’s joint ventures which were $28,541,576 and $82,788,711 during the three and nine months ended May 31, 2013 compared to $28,954,210 and $83,746,872 for the three and nine months ended May 31, 2012, respectively.  Total net sales of NTIC’s joint ventures were adversely affected in part by the European economic slowdown, which NTIC believes adversely affected the net sales of NTIC’s European joint ventures, as well as certain of NTIC’s other non-European joint ventures, and the weakening of the EURO and other currencies compared to the U.S. dollar.

NTIC’s total operating expenses increased 4.5%, or $468,106, to $10,966,765 during the nine months ended May 31, 2013 compared to the nine months ended May 31, 2012.  This increase was primarily the result of increases in selling expenses and expenses incurred in support of joint ventures, and overall reflected NTIC’s efforts to support its new business efforts.

NTIC expenses all costs related to product research and development as incurred.  NTIC incurred $2,853,250 and $2,856,536 of expense during the nine months ended May 31, 2013 and 2012, respectively, in connection with its research and development activities.  These represent net amounts after being reduced by reimbursements related to certain research and development contracts.  Such reimbursements totaled $206,046 and $297,258 for the nine months ended May 31, 2013 and 2012, respectively.  NTIC anticipates that it will spend between $3,800,000 and $4,000,000 in total during fiscal 2013 on research and development activities related to its new technologies.  This estimate is a net range after being reduced by anticipated reimbursements related to certain research and development contracts.

Net income attributable to NTIC decreased 36.2% to $927,112, or $0.21 per diluted common share, for the three months ended May 31, 2013 compared to $1,454,037, or $0.33 per diluted common share, for the three months ended May 31, 2012.  Net income attributable to NTIC decreased 42.0% to $1,751,144, or $0.39 per diluted common share, for the nine months ended May 31, 2013 compared to $3,018,987, or $0.68 per diluted common share, for the nine months ended May 31, 2012.  These decreases were primarily the result of decreases in gross profit, partially offset by increases in fees for services provided to joint ventures.  NTIC anticipates that its quarterly net income will remain subject to significant volatility primarily due to the sales performance of its joint ventures and sales of its ZERUST® products and services into the oil and gas industry. Each of these fluctuates more on a quarterly basis than the traditional ZERUST® business in North America.

NTIC anticipates that its net income attributable to NTIC will be positively affected during fourth quarter of fiscal 2013 as a result of its receipt of $500,000 and anticipated receipt of an additional $250,000 in life insurance proceeds as a result of the death of a former NTIC officer.

NTIC’s working capital was $13,136,534 at May 31, 2013, including $3,176,157 in cash and cash equivalents, compared to $10,060,081 at August 31, 2012, including $4,137,547 in cash and cash equivalents.

Results of Operations

The following tables set forth NTIC’s results of operations for the three and nine months ended May 31, 2013 and 2012.

	Three Months Ended
	May 31, 2013	% of Net Sales	May 31, 2012	% of Net Sales	$ Change	% Change
Net sales, excluding joint ventures	$5,041,096	85.8%	$7,175,825	91.9%	$(2,134,729)	(29.7)%
Net sales, to joint ventures	835,937	14.2%	629,079	8.1%	206,858	32.9%
Cost of goods sold	4,054,364	69.0%	4,143,514	53.1%	(89,150)	(2.2)%
Equity in income of joint ventures	1,440,335	24.5%	1,822,972	23.4%	(382,637)	(21.0)%
Fees for services provided to joint ventures	1,917,947	32.6%	734,337	9.4%	1,183,610	161.2%
Selling expenses	1,243,687	21.1%	1,270,996	16.3%	(27,309)	(2.1)%
General and administrative expenses	1,105,710	18.8%	1,147,744	14.7%	(42,034)	(3.7)%
Expenses incurred in support of joint ventures	335,132	5.7%	294,169	3.8%	40,963	13.9%
Research and development expenses	1,002,651	17.1%	1,067,454	13.7%	(64,803)	(6.1)%

	Nine Months Ended
	May 31, 2013	% of Net Sales	May 31, 2012	% of Net Sales	$ Change	% Change
Net sales, excluding joint ventures	$14,296,686	87.1%	$15,579,086	88.5%	$(1,282,400)	(8.2)%
Net sales, to joint ventures	2,118,444	12.9%	2,032,260	11.5%	86,184	4.2%
Cost of goods sold	11,379,249	69.3%	10,833,072	61.5%	546,177	5.0%
Equity in income of joint ventures	3,733,069	22.7%	4,405,327	25.0%	(672,258)	(15.3)%
Fees for services provided to joint ventures	5,535,105	33.7%	3,477,715	19.8%	2,057,390	59.2%
Selling expenses	3,588,847	21.9%	3,393,564	19.3%	195,283	5.8%
General and administrative expenses	3,498,393	21.3%	3,518,569	20.0%	(20,176)	(0.6)%
Expenses incurred in support of joint ventures	1,026,275	6.3%	729,990	4.1%	296,285	40.6%
Research and development expenses	2,853,250	17.4%	2,856,536	16.2%	(3,286)	(0.1)%

Net Sales. NTIC’s consolidated net sales decreased 24.7% and 6.8% to $5,877,033 and $16,415,130 during the three and nine months ended May 31, 2013, respectively, compared to the three and nine months ended May 31, 2012.  NTIC’s consolidated net sales excluding NTIC’s joint ventures decreased 29.7% and 8.2% to $5,041,096 and $14,296,686 during the three and nine months ended May 31, 2013, respectively, compared to the same respective prior year periods.  These decreases were primarily a result of decreases in sales of ZERUST® rust and corrosion inhibiting packaging products and services in Brazil.  Zerust Brazil recorded a $2.3 million order during the three months ended May 31, 2012 related to product sales to Petrobras and did not have any sales to Petrobras during the three months ended May 31, 2013.  NTIC believes that Petrobras intends to place a number of smaller orders during the remainder of fiscal 2013 and fiscal 2014, rather than one large order as Petrobras did during the three months ended May 31, 2012.  Net sales to joint ventures increased 32.9% and 4.2% to $835,937 and $2,118,444 during the three and nine months ended May 31, 2013, respectively, compared to the same respective prior year periods.  The increase for the three month comparison was primarily due to timing differences with orders placed with NTIC’s joint ventures. Because of the typical size of individual orders to joint ventures and overall size of NTIC’s net sales to joint ventures, the timing of one or more orders can affect materially NTIC’s quarterly sales to joint ventures and the comparisons to prior year quarters.  The increase for the nine month comparison was a function of sales made by the joint ventures.

The following table sets forth NTIC’s net sales by product category for the three and nine months ended May 31, 2013 and 2012 by segment:

	Three Months Ended		Nine Months Ended
	May 31, 2013	May 31, 2012	May 31, 2013	May 31, 2012
ZERUST® sales	$5,418,271	$7,220,258	$14,923,966	$16,243,683
Natur-Tec® sales	458,762	584,646	1,491,164	1,367,663
Total net sales	$5,877,033	$7,804,904	$16,415,130	$17,611,346

During the three and nine months ended May 31, 2013, 92.2% and 90.9% of NTIC’s consolidated net sales, respectively, were derived from sales of ZERUST® products and services, which decreased 25.0% and 8.1% to $5,418,271 and $14,923,966 during the three and nine months ended May 31, 2013, respectively, compared to $7,220,258 and $16,243,683 during the three and nine months ended May 31, 2012, respectively.  These decreases were due primarily to decreases in sales of ZERUST® products and services in Brazil as noted above.  NTIC has strategically focused its sales efforts for ZERUST® products and services on customers with sizeable corrosion problems in industry sectors that offer sizable growth opportunities, including the oil and gas sector.

During the three and nine months ended May 31, 2013, 7.8% and 9.1%, respectively, of NTIC’s consolidated net sales were derived from sales of Natur-Tec® products compared to 7.5% and 7.8% during the three and nine months ended May 31, 2012, respectively.  Net sales of Natur-Tec® products decreased 21.5% during the three months ended May 31, 2013 compared to the three months ended May 31, 2012 due primarily to variable ordering patterns by distributors and sales agents and a distributor change. Because of the typical size of individual orders and overall size of NTIC’s net sales derived from sales of Natur-Tec® products, the timing of one or more orders can affect materially NTIC’s quarterly sales of Natur-Tec® products and the comparisons to prior year quarters.  Net sales of Natur-Tec® products increased 9.0% during the nine months ended May 31, 2013 compared to the nine months ended May 31, 2012 due primarily to increased sales to NTIC’s Natur-Tec® distributors in the United States.  Additionally, NTIC continues to target key regional and national retailers through independent sales agents.  Demand for the Natur-Tec® products depends primarily on market acceptance and the reach of NTIC’s distribution network

Cost of Goods Sold.  Cost of goods sold decreased 2.2% and increased 5.0% for the three and nine months ended May 31, 2013, respectively, compared to the three and nine months ended May 31, 2012.  Cost of goods sold as a percentage of net sales increased to 69.0% and 69.3% during the three and nine months ended May 31, 2013 compared to 53.1% and 61.5% during the three and nine months ended May 31, 2012 primarily as a result of increased sales during the prior year periods of ZERUST® products for the oil and gas industry which carry higher margins than other traditional ZERUST® products and increased production expenses during the current year periods associated with the production and shipping of ZERUST® products to a new customer.  The increase in production expenses is anticipated to be temporary and should normalize during the fourth quarter of fiscal 2013.

Equity in Income of Joint Ventures. NTIC’s equity in income of joint ventures decreased 21.0% and 15.3% to $1,440,335 and $3,733,069 during the three and nine months ended May 31, 2013, respectively, compared to equity in income of joint ventures of $1,822,972 and $4,405,327 during the three and nine months ended May 31, 2012, respectively.  These decreases were primarily a result of the consolidation of NTI Asean in the current fiscal year periods, but not in the prior fiscal year periods. Of the total equity in income of joint ventures, NTIC had equity in income of joint ventures of $2,478,109 attributable to EXCOR during the nine months ended May 31, 2013 compared to $2,396,596 attributable to EXCOR during the nine months ended May 31, 2012.  Of the total equity in income of joint ventures, NTIC had equity in income of joint ventures of $407,809 attributable to NTIC’s joint venture in China during the nine months ended May 31, 2013 compared to $356,963 attributable to NTIC’s joint venture in China during the nine months ended May 31, 2012.  NTIC had equity in income of all other joint ventures of $847,151 during the nine months ended May 31, 2013 compared to $1,652,038 during the nine months ended May 31, 2012.

Fees for Services Provided to Joint Ventures.  NTIC recognized fee income for services provided to joint ventures of $1,917,947 and $5,535,105 during the three and nine months ended May 31, 2013, respectively, compared to $734,337 and $3,477,715 during the three and nine months ended May 31, 2012, respectively, representing an increase of 161.2% and 59.2%, respectively.  These increases were primarily a result of the consolidation of the fees for services earned by NTI Asean which are included in the current fiscal year periods, but not in the prior fiscal year periods.  Fee income for services provided to joint ventures are a function of the sales made by NTIC’s joint ventures, which were $28,541,576 and $82,788,711 during the three and nine months ended May 31, 2013, respectively, compared to $28,954,210 and $83,746,872 for the three and nine months ended May 31, 2012, respectively.  Total net sales of NTIC’s joint ventures were adversely affected in part by the European economic slowdown, which NTIC believes also adversely affected net sales of certain of NTIC’s other non-European joint ventures, as well as the weakening of the EURO and other currencies compared to the U.S. dollar.  Sales of NTIC’s joint ventures are not included in NTIC’s product sales and are not combined with NTIC’s sales in NTIC’s consolidated financial statements or in any description of NTIC’s sales.

Of the total fee income for services provided to joint ventures, fees of $742,212 were attributable to EXCOR during the nine months ended May 31, 2013 compared to $742,170 attributable to EXCOR during the nine months ended May 31, 2012.  Fees of $1,468,622 were attributable to NTIC’s joint venture in China during the nine months ended May 31, 2013 compared to $0 during the nine months ended May 31, 2012, as a result of the consolidation of NTI Asean in the current fiscal year periods, but not in the prior fiscal year periods.

Selling Expenses.  NTIC’s selling expenses decreased 2.1% and increased 5.8% for the three and nine months ended May 31, 2013 compared to the same respective periods in fiscal 2012.  The increase for the nine month comparison was due primarily to increases in compensation and employee benefits, lab testing related expenses, commission expenses, travel and related expenses, and consulting expenses and selling expenses incurred at Zerust Brazil.  Selling expenses as a percentage of net sales increased to 21.1% and 21.9% for the three and nine months ended May 31, 2013, respectively, from 16.3% and 19.3% during the three and nine months ended May 31, 2012, respectively, due primarily to the decrease in net sales and for the nine month comparison the increase in selling expenses, as previously described.

General and Administrative Expenses.  NTIC’s general and administrative expenses decreased 3.7% and 0.6% for the three and nine months ended May 31, 2013, respectively, compared to the same respective periods in fiscal 2012 due to decreases in consulting  and employee expenses.  As a percentage of net sales, general and administrative expenses increased to 18.8% and 21.3% for the three and nine months ended May 31, 2013 from 14.7% and 20.0% for the three and nine months ended May 31, 2012, respectively, due primarily to the decrease in net sales, partially offset by the decrease in general and administrative expenses, as previously described.

Expenses Incurred in Support of Joint Ventures.  Expenses incurred in support of NTIC’s joint ventures were $335,132 and $1,026,275 during the three and nine months ended May 31, 2013, respectively, compared to $294,169 and $729,990 during the three and nine months ended May 31, 2012, respectively, representing increases of 13.9% and 40.6%, respectively.

Research and Development Expenses.  NTIC’s research and development expenses decreased 6.1% for the three months ended May 31, 2013 compared to the same period in fiscal 2012 and decreased 0.1% for the nine months ended May 31, 2013 compared to the same period in fiscal 2012.

Interest Income.  NTIC’s interest income decreased to $2,984 and increased to $50,618 during the three and nine months ended May 31, 2013, respectively, compared to $15,726 and $36,417 during the three and nine months ended May 31, 2012, respectively, primarily due to changes in cash balances of Zerust Brazil and NTI Asean earning interest.

Interest Expense.  NTIC’s interest expense increased to $50,986 during the three months ended May 31, 2013 compared to $6,264 during the three months ended May 31, 2012.  NTIC’s interest expense increased to $64,448 during the nine months ended May 31, 2013 compared to $19,514 during the nine months ended May 31, 2012.  Such increases were primarily due to increased average outstanding debt levels of Zerust Brazil during the most recent periods.

Income Before Income Tax Expense.  Income before income tax expense decreased to $1,445,769 and $3,232,460 for the three and nine months ended May 31, 2013, respectively, compared to $2,454,623 and $4,200,035 for the three and nine months ended May 31, 2012, respectively.

Income Tax Expense.  Income tax expense was $158,000 and $532,000 during the three and nine months ended May 31, 2013, respectively, compared $814,000 and $1,020,000 during the three and nine months ended May 31, 2012, respectively, due primarily to the decrease in income before income tax expense during the current year periods.  Income tax expense was calculated based on management’s estimate of NTIC’s annual effective income tax rate.  NTIC’s annual effective income tax rate during the three and nine months ended May 31, 2013 and 2012 was lower than the statutory rate primarily due to NTIC’s equity in income of joint ventures being recognized based on after-tax earnings of these entities.  To the extent undistributed earnings of NTIC’s joint ventures are distributed to NTIC, it is not expected to result in any material additional income tax liability after the application of foreign tax credits. NTIC records a tax valuation allowance when it is more likely than not that some portion or all of its deferred tax assets will not be realized to reduce deferred tax assets to the amount expected to be realized.  NTIC determined based on all available evidence, including historical data and projections of future results, that it is more likely than not that all of its deferred tax assets, except for its foreign tax credit carryforwards and Minnesota state research and development credit carryforwards, will be fully realized.  In addition, NTIC determined based upon all available evidence, including new IRS guidance, historical results, projected future taxable income and foreign tax credit utilization, that it was not more likely than not that the federal research and development credits would be utilized during the carryforward period and as a result, a valuation allowance was recorded against all of NTIC’s federal research and development credits.  In addition, NTIC continues to believe that its deferred tax asset related to foreign tax credit carryforwards will not be realized due to insufficient federal taxable income within the carryforward period and the fact that for ordering purposes the foreign tax credit carryforwards are not allowed to be used until after any current year foreign tax credits are utilized.

NTIC considers the earnings of certain foreign joint ventures to be indefinitely invested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs. As a result, U.S. income and foreign withholding taxes have not been recognized on the cumulative undistributed earnings of $20.9 million and $19.4 million at May 31, 2013 and August 31, 2012, respectively.  To the extent undistributed earnings of NTIC’s joint ventures are distributed in the future, they are not expected to result in any material additional income tax liability after the application of foreign tax credits

Other Comprehensive Income - Foreign Currency Translations Adjustment.  The volatility of the foreign currency translations adjustment was due to the volatility of the U.S. dollar compared to the Euro and other foreign currencies during the three and nine months ended May 31, 2013 compared to the same respective periods in fiscal 2012.

Liquidity and Capital Resources

Sources of Cash and Working Capital.  As of May 31, 2013, NTIC’s working capital was $13,304,534, including $3,176,157 in cash and cash equivalents, compared to working capital of $10,060,081, including $4,137,547 in cash and cash equivalents, at August 31, 2012.

As of May 31, 2013, NTIC had a term loan with a principal amount of $952,444 outstanding that Northern Technologies Holding Company, LLC (NTI LLC) obtained from PNC Bank, National Association (PNC Bank) in connection with the purchase of NTIC’s corporate headquarters in September 2006.  The term loan matures on January 10, 2016, bears interest at an annual rate based on the daily LIBOR rate plus 2.15% and is payable in consecutive monthly installments equal to $6,343 (inclusive of principal but exclusive of interest).  The term loan is secured by a first lien on the real estate and building owned by NTI LLC and all of the assets of NTIC and is guaranteed by NTIC.

As of May 31, 2013, NTIC also had a revolving line of credit with PNC Bank of $3,000,000 with no amounts outstanding as of such date.  The line of credit is evidenced by an amended and restated committed line of credit note in the principal amount of up to $3,000,000.  The line of credit has a $1,200,000 standby letter of credit subfacility, with any standby letters of credit issued thereunder being at the sole discretion of PNC Bank.  Any standby letters of credit issued under the subfacility are subject to customary fees and charges payable by NTIC.  At the option of NTIC, outstanding advances under the line of credit bear interest at either (a) an annual rate based on LIBOR plus 2.15% for the applicable LIBOR interest period selected by NTIC or (b) at the rate publicly announced by PNC Bank from time to time as its prime rate.  Interest is payable in arrears (a) for the portion of advances bearing interest under the prime rate on the last day of each month during the term thereof and (b) for the portion of advances bearing interest under the LIBOR option on the last day of the respective LIBOR interest period selected for such advance.  Any unpaid interest is payable on the maturity date.  As of May 31, 2013, the interest rate on the line of credit was 2.85%.

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

On December 11, 2012, PNC Bank extended the maturity date of the line of credit from January 9, 2013 to January 8, 2014 and waived a technical covenant default by NTIC to deliver quarterly compliance certificates.  All other terms of the line of credit and the loan agreement and other documents evidencing the line of credit remain the same.  NTIC expects to remain in compliance with all loan agreement covenants during the remainder of fiscal 2013.  It is anticipated that the maturity date of the line of credit will be extended again prior to the January 8, 2014 maturity date.

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

NTIC traditionally has used the cash generated from its operations, distributions of earnings and fees for services provided to its joint ventures to fund NTIC’s new technology investments and capital contributions to new and existing joint ventures.  NTIC’s joint ventures traditionally have operated with little or no debt and have been self-financed with minimal initial capital investment and minimal additional capital investment from their respective owners.  Therefore, NTIC believes it is not likely that there exists any exposure to debt by NTIC’s joint ventures that could materially impact NTIC’s or the joint ventures’ respective operations and/or liquidity.

Uses of Cash and Cash Flows.  Net cash used in operating activities during the nine months ended May 31, 2013 was $3,052,892, which resulted principally from NTIC’s equity in income from joint ventures and increases in receivables and inventories and a decrease in accounts payables, accrued liabilities and income taxes payable, partially offset by NTIC’s net income, depreciation and amortization.  Net cash used in operating activities during the nine months ended May 31, 2012 was $1,172,924 which resulted principally from NTIC’s equity in income from joint ventures and increases in receivables, inventories and prepaid expenses and a decrease in accounts payables, accrued liabilities and income taxes payable, partially offset by NTIC’s net income, depreciation and amortization.

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

NTIC experienced an increase in receivables and inventory as of May 31, 2013 compared to August 31, 2012 due primarily to an increase in net sales to joint ventures and in fees for services provided to joint ventures as previously described and a desire to stock more products to shorten lead times and anticipate customer demand.

Outstanding trade receivables excluding joint ventures as of May 31, 2013 increased $284,527 compared to August 31, 2012. Outstanding trade receivables excluding joint ventures balances as of May 31, 2013 increased 1 day to an average of 51 days from balances outstanding from these customers as of August 31, 2012.

Outstanding trade receivables from joint ventures as of May 31, 2013 increased $385,542 compared to August 31, 2012 primarily due to an increase in net sales to joint ventures and the timing of payments.  There was a decrease of outstanding balances from trade receivables from joint ventures as of May 31, 2013 of 6 days from an average of 130 days from balances outstanding from these customers compared to August 31, 2012.  The significant average days outstanding of trade receivables from joint ventures as of May 31, 2013 were primarily due to the receivable balance at NTIC’s joint ventures in India, Korea and China.

Outstanding receivables for fees for services provided to joint ventures as of May 31, 2013 increased $1,142,554 compared to August 31, 2012 primarily due to the increase in fees for services provided to joint ventures and the consolidation of NTI Asean, which resulted in an increase of 12 days of fees receivable outstanding as of May 31, 2013 to an average of 118 days compared to August 31, 2012.

Net cash provided by investing activities for the nine months ended May 31, 2013 was $3,302,358, which was comprised of dividends received from joint ventures and the effect of the NTI Asean consolidation on cash, partially offset by additions to property and equipment and additions to patents. Net cash provided by investing activities for the nine months ended May 31, 2012 was $2,517,369 which was comprised of dividends received from joint ventures, partially offset by additions to property and equipment and additions to patents.

Net cash used in financing activities for the nine months ended May 31, 2013 was $1,196,170, which resulted from a dividend received from non-controlling interest and principal payments on the bank loan for NTIC’s corporate headquarters building, partially offset by proceeds from option exercises and NTIC’s employee stock purchase plan.  Net cash provided by financing activities for the nine months ended May 31, 2012 was $13,361, which resulted from proceeds from NTIC’s employee stock purchase plan, and, to a lesser extent, option exercises, partially offset by principal payments on the bank loan for NTIC’s corporate headquarters building.

Capital Expenditures and Commitments.  NTIC had no material lease or other material capital commitments as of May 31, 2013, except a lease agreement for 16,994 square feet of office, manufacturing, laboratory and warehouse space in Beachwood, Ohio, requiring monthly payments of $17,500, which are adjusted annually according to the annual consumer price index, through November 2014.

NTIC spent $1,160,344 on capital expenditures during the nine months ended May 31, 2013 and expects to spend an aggregate of approximately $1,200,000 to $1,300,000 on capital expenditures during fiscal 2013.  Such anticipated capital expenditures for fiscal 2013 relate primarily to the expansion of NTIC’s laboratory facilities in Circle Pines, Minnesota and the purchase of new equipment.

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

At the option of NTIC, outstanding advances under NTIC’s $3,000,000 revolving line of credit with PNC Bank bear interest at either (a) an annual rate based on LIBOR plus 2.15% for the applicable LIBOR interest period selected by NTIC or (b) at the rate publicly announced by PNC Bank from time to time as its prime rate, and thus may subject NTIC to some market risk on interest rates.  As of May 31, 2013, NTIC had no borrowings under the line of credit.

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

Forward-looking statements are based on current expectations about future events affecting NTIC and are subject to uncertainties and factors that affect all businesses operating in a global market as well as matters specific to NTIC.  These uncertainties and factors are difficult to predict and many of them are beyond NTIC’s control.  The following are some of the uncertainties and factors known to us that could cause NTIC’s actual results to differ materially from what NTIC has anticipated in its forward-looking statements:

•	The effect of current worldwide economic conditions, the European sovereign debt crisis and turmoil and disruption in the global credit and financial markets on NTIC’s business;

•	The health of the U.S. automotive industry on NTIC’s business;

•	NTIC’s dependence on the success of its joint ventures and fees and dividend distributions that NTIC receives from them;

•	NTIC’s relationships with its joint ventures and its ability to maintain those relationships, especially in light of anticipated succession planning issues;

•	NTIC’s dependence upon sales by Zerust Brazil to Petrobras and the effect of such sales on NTIC’s quarterly operating results, including in particular its net sales and margins;

•
The variability in NTIC’s sales of ZERUST® products and services into oil and gas industry and Natur-Tec® products and NTIC’s equity income of joint ventures, which variability in sales and equity in income of joint venture in turn, subject NTIC’s earnings to quarterly fluctuations;

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

•	NTIC’s ability to introduce new products and services that respond to changing market conditions and customer demand;

•	Market acceptance of NTIC’s existing and new products, especially in light of existing and new competitive products;

•	Maturation of certain existing markets for NTIC’s ZERUST® products and services and NTIC’s ability to grow market share and succeed in penetrating other existing and new markets;

•	Increased competition, especially with respect to NTIC’s ZERUST® products and services, and the effect of such competition on NTIC’s and its joint ventures’ pricing, net sales and margins;

•	NTIC’s reliance upon and its relationships with its distributors, independent sales representatives and joint ventures;

•	NTIC’s reliance upon suppliers, including in particular its single supply source for its base bioplastics resins;

•	The costs and effects of complying with laws and regulations and changes in tax, fiscal, government and other regulatory policies, including rules relating to environmental, health and safety matters;

•	The transition of the manufacturing of certain select ZERUST® rust and corrosion inhibiting products in house at NTIC’s corporate headquarters location in Circle Pines, Minnesota;

•	Unforeseen product quality or other problems in the development, production and usage of new and existing products;

•	Unforeseen production expenses incurred in connection with new customers and new products;

•	Loss of or changes in executive management or key employees;

•	Ability of management to manage around unplanned events;

•	NTIC’s reliance on its intellectual property rights and the absence of infringement of the intellectual property rights of others;

•	Fluctuations in NTIC’s effective tax rate; and

•	NTIC’s reliance upon its management information systems.

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

Changes in Internal Control over Financial Reporting

There was no change in NTIC’s internal control over financial reporting that occurred during the quarter ended May 31, 2013 that has materially affected, or is reasonably likely to materially affect NTIC’s internal control over financial reporting, other than the consolidation of NTI Asean.

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Not applicable.

ITEM 1A.	RISK FACTORS

This Item 1A is inapplicable to NTIC as a smaller reporting company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Equity Securities

During the three months ended May 31, 2013, NTIC did not issue any shares of its common stock or other equity securities of NTIC that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

During the three months ended May 31, 2013, NTIC did not purchase any shares of its common stock or other equity securities of NTIC.

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
101
The following materials from Northern Technologies International Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Comprehensive Income, (iv) the unaudited Consolidated Statements of Cash Flows, and (v) Notes to Condensed Financial Statements (furnished herewith)*

*
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

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

Date: July 12, 2013	Matthew C. Wolsfeld, CPA
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
101
The following materials from Northern Technologies International Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Comprehensive Income, (iv) the unaudited Consolidated Statements of Cash Flows, and (v) Notes to Condensed Financial Statements*
Furnished herewith

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