Form 10-K
period 2013-08-31
NORTHERN TECHNOLOGIES INTERNATIONAL CORP
filed 2013-11-22
CIK 875582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
______________________________
FORM 10-K
(Mark one)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended August 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES [X] NO [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [   ] NO [X]

The aggregate market value of the registrant’s common stock, excluding shares beneficially owned by affiliates, computed by reference to the closing sales price at which the common stock was last sold as of February 28, 2013 (the last business day of the registrant’s second fiscal quarter) as reported by the NASDAQ Global Market on that date was $48.1 million.

As of November 19, 2013, 4,434,838 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the registrant’s Proxy Statement for its 2014 Annual Meeting of Stockholders to be held January 23, 2014.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

ANNUAL REPORT ON FORM 10-K
FISCAL YEAR ENDED AUGUST 31, 2013

_______________

This annual report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by those sections.  For more information, see “Part I.  Item 1.  Business – Forward-Looking Statements.”

As used in this report, references to “NTIC,” the “Company,” “we,” “our” or “us,” unless the context otherwise requires, refer to Northern Technologies International Corporation and its wholly owned subsidiary, Northern Technologies Holding Company, LLC, and its majority owned subsidiaries, Zerust Prevenção de Corrosão S.A. and NTI ASEAN LLC, all of which are consolidated on NTIC’s consolidated financial statements.

NTIC’s consolidated financial statements do not include the accounts of any of its joint ventures.  Except as otherwise indicated, references in this report to NTIC’s joint ventures do not include NTIC’s majority owned subsidiary in Brazil, Zerust Prevenção de Corrosão S.A., or NTIC’s majority owned subsidiary, NTI ASEAN LLC, which is a holding company that holds investments in eight entities that operate in the Association of Southeast Asian Nations (ASEAN) region, including the following countries:   China, Indonesia, Korea, Malaysia, Philippines, Singapore, Taiwan and Thailand.

As used in this report, references to “Zerust Brazil” refer to NTIC’s majority owned subsidiary in Brazil, Zerust Prevenção de Corrosão S.A.

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

Overview

Northern Technologies International Corporation (NTIC) develops and markets proprietary environmentally beneficial products and services in over 60 countries either directly or via a network of joint ventures, independent distributors and agents.  NTIC’s primary business is corrosion prevention marketed mainly under the ZERUST® brand.  NTIC has been selling its proprietary ZERUST® rust and corrosion inhibiting products and services to the automotive, electronics, electrical, mechanical, military and retail consumer markets for over 35 years, and during the last several years, has targeted and expanded into the oil and gas industry.  NTIC also sells a portfolio of bio-based and biodegradable (compostable) polymer resin compounds and finished products marketed under the Natur-Tec® brand.  These products are intended to reduce NTIC’s customers’ carbon footprint and provide environmentally sound disposal options.

In fiscal 2013, 90.9% of NTIC’s consolidated net sales were derived from the sales of ZERUST® rust and corrosion inhibiting products and services.  NTIC’s ZERUST® rust and corrosion inhibiting products include plastic and paper packaging, liquids, powders, coatings, rust removers, cleaners, diffusers and variations of these products designed specifically for the oil and gas industry.   NTIC also offers worldwide on-site technical consulting for rust and corrosion prevention issues.  NTIC’s technical service consultants work directly with the end users of NTIC’s ZERUST® rust and corrosion inhibiting products to analyze their specific needs and develop systems to meet their technical requirements.  In North America, NTIC sells its ZERUST® corrosion prevention solutions through a direct sales force as well as a network of independent distributors and agents.  Internationally, NTIC sells its ZERUST® corrosion prevention solutions and conducts business through its majority owned Brazilian subsidiary, Zerust Prevenção de Corrosão S.A. (Zerust Brazil), its majority owned holding company subsidiary, NTI ASEAN, LLC (NTI Asean), and joint venture arrangements.

One of NTIC’s strategic initiatives is to expand into and penetrate a broader range of market segments for its ZERUST® corrosion prevention solutions.  To this end, for the past several years, NTIC has focused its sales and marketing efforts on the oil and gas industry since the infrastructure that supports that industry is typically constructed using metals that are highly susceptible to corrosion.  NTIC believes that its ZERUST® corrosion prevention solutions will minimize maintenance downtime on critical oil and gas industry infrastructure, extend the life of such infrastructure and reduce the risk of environmental pollution due to leaks caused by corrosion.  One of NTIC’s primary customers in the oil and gas industry is Petroleo Brasileiro S.A. (Petrobras), an oil company located in Brazil.  Petrobras has conducted extensive multi-year product field trials of NTIC’s ZERUST® rust and corrosion inhibiting products against competitive alternatives.  NTIC also markets and sells its ZERUST® rust and corrosion prevention solutions to other customers in the oil and gas industry across several countries either directly or through Zerust Brazil or NTIC’s joint venture partners and other strategic partners.  The sale of ZERUST® corrosion prevention solutions to customers in the oil and gas industry has typically involved a long sales cycle, often including a one- to multi-year trial period with each customer and a slow integration process thereafter.

NTIC’s consolidated net sales for fiscal 2013 included $2,044,666 million in sales of Natur-Tec® bio-plastic resin compounds and finished products.  Natur-Tec® bio-based and biodegradable plastics are manufactured using NTIC’s patented and/or proprietary technologies and are intended to replace conventional petroleum-based plastics.  The Natur-Tec® bioplastics portfolio includes biopolymer resin compounds which are available in several grades tailored for a variety of applications, such as blown-film extrusion, extrusion coating and injection molding, and finished products, including shopping and grocery bags, lawn and leaf bags, can liners, cutlery, packaging foam and bio-polymer coated paper products, which are engineered to be fully biodegradable in a composting environment.  In North America, NTIC primarily markets its Natur-Tec® resin compounds and finished products through a network of national and regional distributors and independent agents.  NTIC continues to see significant opportunities for finished bioplastic products and, therefore, continues to strengthen and expand its North American distribution network for finished Natur-Tec® bioplastic products. Internationally, NTIC sells its Natur-Tec® resin compounds and finished products both directly and through some of its joint venture arrangements.

Joint Ventures

NTIC participates, either directly or indirectly, in 23 active joint venture arrangements in North America, Europe and Asia.  Each of these joint ventures generally manufactures and markets products in the geographic territory to which it is assigned.  While most of NTIC’s joint ventures exclusively sell rust and corrosion inhibiting products, some of the joint ventures sell NTIC’s Natur-Tec® resin compounds.  NTIC historically has funded its portion of joint venture investments with cash generated from operations.

The following table sets forth a list of NTIC’s operating joint ventures as of November 22, 2013, the country in which the joint venture is organized and NTIC’s ownership percentage in each joint venture:

Joint Venture Name	Country	NTIC Percent (%) Ownership
TAIYONIC LTD.	Japan	50%
ACOBAL SAS	France	50%
ZERUST-NIC (TAIWAN) CORP.	Taiwan(1)	30%
EXCOR KORROSIONSSCHUTZ – TECHNOLOGIEN UND PRODUKTE GMBH	Germany	50%
ZERUST SINGAPORE PTE. LTD	Singapore(1)	30%
ZERUST AB	Sweden	50%
MOSTNIC-ZERUST	Russia	50%
KOREA ZERUST CO., LTD.	South Korea(1)	30%
ZERUST OY	Finland	50%
ZERUST (U.K.) LTD.	United Kingdom	50%
EXCOR-ZERUST S.R.O.	Czech Republic	50%
EXCOR SP. Z.O.O.	Poland	50%
ZERUST SPECIALTY TECH CO. LTD.	Thailand(1)	30%
TIANJIN ZERUST CO.	China(1)	30%
HARITA NTI LIMITED	India	50%
CHONG WAH-NTIA SDN. BHD.	Malaysia(1)	30%
NTIA ZERUST PHILIPPINES, INC.	Philippines(1)	30%
ZERUST A.Ş.	Turkey	50%
ZERUST CONSUMER PRODUCTS, LLC	United States	50%
ZERUST – DNEPR	Ukraine	50%
PT. CHEMINDO – NTIA	Indonesia(1)	30%
LENPROMTECHNOLOGIES, LLC	Russia	50%
MUTEC GMBH	Germany(2)	44%
____________________
(1)	Indirect ownership interest through NTI Asean.
(2)	Indirect ownership through Northern Instruments Corporation LLC.

NTIC typically owns a 50% or less ownership interest in each of its joint ventures.   During the first quarter of fiscal 2013, NTIC and the other 50% owner in NTI Asean, Taiyo Petroleum Gas Co. Ltd., contributed their respective shares of capital stock of Korea Zerust Co., Ltd. (Korea Zerust), constituting an aggregate of 50% of the equity and voting rights of Korea Zerust, to NTI Asean.  Also, NTIC contributed exclusive license rights and other intellectual property to NTI Asean in exchange for an additional 10% ownership interest in NTI Asean.  As a result of the transaction, NTIC holds 60% of the equity and 60% of the voting rights of NTI Asean.  NTI Asean holds investments in eight entities that operate in the following eight territories located in the Association of Southeast Asian Nations (ASEAN) region:  China, Indonesia, Korea, Malaysia, Philippines, Singapore, Taiwan and Thailand.

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

NTIC’s receipt of funds from its joint ventures are in the form of dividend distributions from the joint ventures based on their profitability and NTIC’s receipt of fees for services that NTIC provides to its joint ventures based primarily on the revenues of the joint ventures.  The profits and subsequent dividends from NTIC’s joint ventures are shared by the respective joint venture owners in accordance with their respective ownership percentages.  Because NTIC typically owns 50% or less of each of its joint venture entities, NTIC does not control the decisions of these entities regarding whether to pay dividends and, if paid, how much the dividend should be in any given year.

Sales by NTIC’s joint ventures are not included in the net sales of NTIC.  NTIC’s joint venture in Germany, Excor Korrosionsschutz – Technologien und Produkte GmbH (EXCOR), and NTIC’s joint venture in China are considered significant to NTIC’s consolidated assets and income; and therefore, NTIC provides certain additional financial information regarding these entities in the notes to NTIC’s consolidated financial statements and elsewhere in this report.  For more information regarding NTIC’s joint ventures and their effect on NTIC’s operating results, see NTIC’s consolidated financial statements in “Part II. Item 8. Financial Statements and Supplementary Data” and “Part II.  Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report.

Products

NTIC derives revenues directly and/or indirectly through its subsidiaries and joint ventures from the following product lines:

ZERUST® Corrosion Prevention Solutions.  In fiscal 2013, 90.9% of NTIC’s consolidated net sales were derived from developing, manufacturing and marketing ZERUST® rust and corrosion inhibiting products and services.  Corrosion not only damages the appearance of metal products and components but also negatively impacts their mechanical performance.  This applies to the rusting of ferrous metals (iron and steel) and the deterioration by oxidation of nonferrous metals (aluminum, copper, brass, etc.).  NTIC’s ZERUST® corrosion prevention solutions include plastic and paper packaging, powders, liquids, coatings, rust removers, cleaners, diffusers and variations of these products designed specifically for the oil and gas industry, as well as technical corrosion management and consulting services.

Plastic and Paper Packaging.  NTIC’s ZERUST® packaging products contain proprietary nontoxic chemical formulations that continuously release an invisible, odorless, safe and environmentally friendly corrosion inhibiting vapor that passivates metal surfaces and thereby inhibits rust and corrosion.  The corrosion-inhibiting protection is maintained as long as the metal products to be protected remain enclosed within the ZERUST® packaging.  Electron scanning shows that once the contents are removed from the ZERUST® package, the ZERUST® protection dissipates from the contents’ surfaces within two hours, leaving a clean, dry and corrosion-free metal component.  This mechanism of corrosion protection enables NTIC’s customers to easily package metal objects for rust-free shipment or long-term storage.  Furthermore, by eliminating costly greasing and degreasing processes and/or significantly reducing the use of certain coatings to inhibit corrosion, NTIC’s ZERUST® corrosion prevention solutions provide customers significant savings in labor, material and capital expenditures for equipment to apply, remove and dispose of oils and greases, as well as the attendant environmental problems, as compared to traditional methods of corrosion prevention.

NTIC developed the first means of infusing volatile corrosion inhibiting chemical systems (VCIs) into polyethylene and polypropylene resins.  Combining ZERUST® chemical systems with polyethylene and polypropylene resins permitted NTIC to introduce a line of plastic packaging products in the form of low and high density polyethylene bags and shroud film, including stretch, shrink, skin and bubble cushioning film, thereby giving packaging engineers an opportunity to ship and store ferrous, nonferrous and mixed-metal products in a clean, dry and corrosion-free condition, with an attendant overall savings in total packaging cost.  In addition to plastic packaging, NTIC has developed additives to imbue kraft paper, corrugated cardboard, solid fiber and chipboard packaging materials with corrosion protection properties.  NTIC’s ZERUST® plastic and paper packaging products come in various thicknesses, strength enhancements, protection types, shapes and sizes. This product line also includes items such as ZERUST® gun cases, car covers and tool-drawer liners, which are targeted at retail consumers.

Liquids and Coatings.  NTIC’s corrosion prevention solutions include a line of metal surface treatment liquids and coatings, which are oil, water and bio-solvent based, marketed under brand names including Axxatec™, Axxanol™ and Z-Maxx.  These liquids and coatings provide powerful corrosion protection in aggressive environments, such as salt air and humidity at high temperatures.  Products are formulated for most metal types and protection levels.

Rust Removers and Cleaners.  NTIC also sells rust removal and cleaning products designed to restore rusty parts to a usable condition by replacing labor-intensive, abrasive cleaners that damage surfaces and commonly fail to remove rust from complex metal surfaces like the teeth of small gears under the Axxaclean™ brand name.

Diffusers.  NTIC’s corrosion prevention solutions include a line of corrosion inhibiting vapor diffusers, such as ZERUST® ActivPak®, ZERUST® ICT® Vapor Capsules, ZERUST® ICT® Plastabs® and ZERUST® ICT® Cor-Tabs®, ZERUST® ICT® Pipe Strip and ZERUST® ICT® Tube Strip.  These diffusers are designed to protect metals within enclosures, like switch gearboxes and electronic cabinets, or can be used as added protection to ZERUST® packaging products.  Diffusers work by permeating the interior air of an enclosure with an invisible, odorless, non-toxic corrosion inhibiting vapor that protects nearby metal surfaces that are within a “radius of protection” for a period of one or two years depending on the model.  This invisible and dry protective layer revaporizes upon removal of the capsule from the enclosure, leaving all surfaces clean, dry, residue-free and corrosion-free.

Z-CIS® Technical Services.  As an on-going effort to help NTIC’s customers improve and control their processes in terms of corrosion management, NTIC markets and offers unique corrosion management and consulting services to target customers.  This ZERUST® corrosion inhibition system (known as Z-CIS®) utilizes NTIC’s global experience in successful corrosion management control.  Services and consulting are billed according to work done on the customer’s behalf to improve the customer’s internal and external corrosion control systems.  Several major automotive companies and their automotive parts suppliers have used NTIC’s Z-CIS® system.

ZERUST® Corrosion Prevention Solutions Designed Specifically for the Oil and Gas Industry.  NTIC has developed proprietary corrosion inhibiting solutions specifically for the mitigation of corrosion of the types of capital assets used in the petroleum and chemical process industries and has targeted the sale of these ZERUST® corrosion solutions to potential customers in the oil and gas industry.   The infrastructure that supports the oil and gas industry is predominantly constructed using metals that are highly susceptible to corrosion.  The industrial environment at these facilities usually contains compounds, including sulfides and chlorides, which cause aggressive corrosion.  This problem affects pipelines, petroleum storage tanks, spare parts in long-term storage, processing and other critical equipment. In addition to the economic losses caused by actions like the replacement of parts and structures, maintenance and repairs, and product loss, there are significant costs associated with production decreases caused by equipment down for repair and maintenance.  Furthermore, there are also considerable health, safety and environmental risks caused by corrosion that can greatly increase economic losses.  NTIC believes that its ZERUST® oil and gas corrosion prevention solutions minimize maintenance downtime on critical oil and gas industry infrastructure, extend the life of such infrastructure and reduce the risk of environmental pollution due to leaks caused by corrosion.

NTIC’s rust and corrosion inhibiting products for the oil and gas industry include ZERUST® Flange Savers,® ZERUST® ReCAST-R VCI Dispensers and ZERUST® chemicals, including Sol-V™ C-Series chemicals, in addition to many of the traditional ZERUST® rust and corrosion inhibiting products previously described.

ZERUST® Flange Savers® are specially designed covers that have been impregnated with a proprietary ZERUST® inhibitor formulation to provide corrosion protection for flanges, valves and welded joints.  Oil and gas pipeline segments are connected by flanges and welded joints of varying sizes, designs and materials.  These connection points often corrode under aggressive industrial environments and harsh operating conditions, thereby causing costly operational and safety problems.  ZERUST® Flange Savers® are available in various sizes to accommodate different pipe diameters, pressure ratings and international standards for pipeline valves and flanges.

ZERUST® ReCAST-R VCI Dispensers protect the interior surfaces of aboveground storage tank roofs by delivering proprietary inhibitor formulations into the vapor space between the surface of the product and the tank roof.  Certain grades of oil that contain sulphur emit corrosive acid gas vapors that destroy the internal surfaces of aboveground storage tank roofs and their support structures above the stored product.  Aggressive pitting and crevice corrosion create holes in the tank tops that cause unsafe operating conditions and environmental problems.  Polymer based internal tank coatings decrease surface corrosion but have proven to be ineffective in preventing dangerous pitting and crevice corrosion, especially in the interstitial spaces between the roof and support structures.  The ZERUST® ReCAST-R solution is designed to extend the service life of a single tank roof 25 years and beyond by forming a protective vapor barrier which separates the corrosive environment from the metallic surface of the tank roof support structures and is designed to prevent corrosion in highly aggressive environments.  Each system is tailored to a customer’s requirements, depending upon specific environmental conditions, product stored, tank diameter and type of metal and can be applied on both new and existing tank roofs.

ZERUST® chemicals protect the bottoms of aboveground storage tanks by delivering proprietary inhibitor formulations into the sand/soil bed on which the tank bottom rests.  Bottom plate corrosion leads to loss of stored product into the soil causing economic losses as well as environmental issues.  Each system is tailored to a customer’s requirements, depending upon specific environmental conditions, product stored, tank diameter and type of metal and can be applied on both new and existing tank bottoms.

ZERUST® Sol-V™ C-Series packaging is designed to provide corrosion prevention in voids and enclosures especially when there is either stagnant water, or the potential for water seepages and/or accumulation of water over time.  ZERUST® Sol-V™ C-Series packaging allows the VCIs to release while conserving a Sol-V proprietary blend of soluble corrosion inhibitors (SCIs) until water enters the system.  In the presence of water, the packaging dissolves and releases the SCIs which give users a way of using the product minimizing risks associated with unpacked powders.  Typical applications of ZERUST® Sol-V™ C-Series packaging include offshore platform leg voids, vessels and tanks mothballed in tropical environments, ship blocks being fabricated in areas of high humidity, piping systems and heat exchangers.

During fiscal 2012, two of NTIC’s ZERUST® products designed for the oil and gas industry, ZERUST® Flange Savers® and the ZERUST® ReCAST-R system, received Materials Performance magazine’s Readers’ Choice Corrosion Innovation of the Year Awards.  Materials Performance is published by NACE International, the world’s largest organization of professional engineers dedicated to the study, prevention and mitigation of corrosion.

Natur-Tec® Resin Compounds and Finished Products.  NTIC manufactures and sells a range of bio-based and biodegradable (compostable) polymer resin compounds and finished products under the Natur-Tec® brand. NTIC’s consolidated net sales for fiscal 2013 included $2,044,666 in sales of Natur-Tec® resin compounds and finished products.  In recent years, a combination of market drivers such as volatile petroleum prices, a desire to reduce dependence on foreign oil, increased environmental and sustainability awareness at the corporate and consumer level, improved technical properties and product functionality, as well as recent foreign, state and local governmental regulations banning the use of traditional, petroleum-based plastics or mandating the use of certain biodegradable or compostable products, have led to increased interest in sustainable, renewable resource based and compostable alternatives to traditional plastics.  The term “bio-plastics” encompasses a broad category of plastics that are either bio-based, which means derived from renewable resources such as corn or cellulosic/plant material or blends thereof, or are engineered to be fully biodegradable, or both.  According to Freedonia Research, the total market for all types of bio-plastic resins worldwide is estimated at $1 billion and is projected to grow to over $2.9 billion by 2015.

Resin Compounds.  Natur-Tec® resin compounds are produced by blending commercially available base resins, such as Ecoflex® from BASF, Ingeo® PLA from NatureWorks LLC and/or Bionolle® from Showa-Denko, with organic and inorganic fillers, and proprietary polymer modifiers and compatabilizers, using NTIC’s proprietary and patented ReX Process.  In this process, biodegradable polymers, natural polymers made from renewable resources, and organic and inorganic materials are reactively blended in the presence of proprietary compatibilizers and polymer modifiers to produce bio-based and/or biodegradable polymer resin formulations that exhibit unique and stable morphology.  Natur-Tec® resin compounds are engineered for high performance, ease of processing and reduced cost compared to most other bio-plastic materials, and can be processed by converters using conventional manufacturing processes and equipment.

Natur-Tec® resin compounds are available in several grades tailored for a variety of applications, such as blown-film extrusion, extrusion coating and injection molding.

Natur-Tec® flexible film resin compounds are fully compostable and meet requirements of international standards for compostable plastics such as ASTM (American Society for Testing and Materials) D6400 (U.S.), EN 13432 (European standards for products and services by European Committee for Standardization) and ISO (International Organization for Standardization) 17088, and are certified as 100% compostable by organizations including the BPI (Biodegradable Products Institute) in the United States and Vincotte in Europe.  Natur-Tec® film resin compounds can be used to produce film for applications, such as bags, including compost bags, lawn and leaf bags, pet waste bags and carry-out bags, agricultural film and consumer and industrial packaging.

The Natur-Tec® compostable extrusion coating resin compounds are biobased and biodegradable and are designed to replace conventional plastic materials for extrusion coating applications.  Natur-Tec® extrusion coating resin compounds are manufactured using sustainable and renewable resources, per the ASTM D6866 standard, which allows industry and consumers the opportunity to reduce or neutralize their carbon footprint, and are designed to meet the requirements of international standards for compostable plastics, such as ASTM D6400.  Natur-Tec® extrusion coating resins provide good adhesion to paper, an excellent print surface and good heat seal strength and the coating material is suitable for food contact applications including both hot and cold applications.  Natur-Tec® extrusion coating resins can be used for coating paper and paperboards for the manufacture of disposable cups, plates and other food service ware items.

The Natur-Tec® compostable injection molding resin compounds are biobased and compostable and are designed to replace conventional plastic materials for injection molded plastic applications.  Natur-Tec® compostable injection molding resin compounds are manufactured using sustainable and renewable resources, per the ASTM D6866 standard and are designed to meet the requirements of international standards for compostable plastics, such as ASTM D6400 and EN 13432.  Natur-Tec® compostable injection molding resin compounds can be used for injection molded plastic applications, such as cutlery, pens, hangers, containers and packaging.  Natur-Tec® biobased injection molding resin compounds are made with at least 50% of biobased/renewable resource-based materials per the ASTM D6866 standard and are meant to enhance sustainability by replacing petroleum-based plastics.  Natur-Tec® also produces biobased injection molding resin compounds that are not designed or intended to biodegrade but rather aid in sustainability by requiring less energy for production and by reducing dependence on petroleum as a raw material.  Natur-Tec® biobased injection molding resin compounds exhibit the same properties as conventional plastic materials and can be used in applications, such as automotive components, consumer goods, electronics, medical products, furniture and packaging.

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

Both Natur-Bag® and Natur-Ware® products are fully certified compostable, and carry the BPI Compostable logo in the United States and the Vincotte OK Compost in Europe. Furthermore, these products are also independently tested and approved for use in organic waste diversion systems by Cedar Grove, one of the largest compost operators in the United States.

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

Internationally, NTIC has entered into a series of joint ventures with foreign partners (either directly or through a holding company).  NTIC receives fees for providing technical support, marketing assistance and other services to its joint ventures based primarily on the revenues of the joint ventures in accordance with the terms of the joint venture arrangements.  Such services include consulting, legal, insurance, technical and marketing services.

With respect to the sales and marketing of ZERUST® rust and corrosion inhibiting products and services to the oil and gas industry, NTIC uses a combination of direct sales personnel, independent sales agents and its joint venture network.  However, since many of NTIC’s existing joint ventures do not have significant experience and contacts within the oil and gas industry, NTIC has formed one joint venture in Russia and may continue to form other new joint ventures to focus exclusively on the sale and marketing of ZERUST® rust and corrosion inhibiting products and services to the oil and gas industry.  In addition, in an attempt to penetrate the oil and gas industry within certain markets more quickly, NTIC has entered into certain sales and marketing agency agreements with specific organizations that have existing long term relationships with key oil and gas industry clients.  NTIC also engages in certain direct marketing activities to build its brand within the oil and gas industry, such as traditional advertising and direct mail campaigns and presence and participation at selected key trade shows and technical forums.  NTIC continues to believe the sale of its ZERUST® corrosion prevention solutions to customers in the oil and gas industry will involve a long sales cycle, likely including a one- to multi-year trial period with each customer and a slow integration process thereafter.

Natur-Tec® Resin Compounds and Finished Products.  In the United States, NTIC markets its Natur-Tec® resin compounds and finished products through a network of 27 national and regional distributors and independent manufacturer’s sales representatives and three NTIC direct sales employees as of August 31, 2013.  Target customers for Natur-Tec® finished products include individual consumers and commercial and institutional organizations such as corporations and government agencies, and educational organizations such as universities and school districts. NTIC is also targeting key national and regional retailers utilizing independent sales agents.  Target customers for Natur-Tec® resin compounds include film extruders and injection molders who would purchase Natur-Tec® resin compounds to manufacture and sell their own finished bio-based, biodegradable or compostable end products, such as film, bags and cutlery.

Internationally, NTIC uses its joint ventures and a network of seven international distributors to market its Natur-Tec® resin compounds and finished products.

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

Natur-Tec® Resin Compounds and Finished Products.  With respect to NTIC’s Natur-Tec® resin compounds and finished products, NTIC competes with several established companies that have been producing and selling similar products for a significantly longer time period, and have significantly more sales, more extensive and effective distribution networks and better brand recognition than NTIC.  Most of these companies also have substantially more financial and other resources than NTIC.  NTIC competes on the basis of performance, brand awareness, distribution network, product availability, product offering, shelf life, place of manufacture and price.  Because of price competition, NTIC’s margins on its Natur-Tec® resin compounds and finished products are lower than its margins on its ZERUST® corrosion prevention solutions.  NTIC also could face supply constraints for the base resins used to manufacture NTIC’s Natur-Tec® resin compounds and finished products since there are a limited number of suppliers of such base resins and limited capacity for their production.

Research and Development

NTIC’s research and development activities are directed at improving existing products, developing new products, reducing costs and improving quality assurance through improved testing of NTIC’s products.  NTIC’s internal research and development activities are conducted at its facilities located in Circle Pines, Minnesota; Beachwood, Ohio; and Dresden, Germany under the direction of internationally known scientists and research institutes under exclusive contract to NTIC with respect to the subject of their respective research efforts.  EXCOR has established a wholly owned subsidiary, Excor Korrosionsforschung GmbH, to conduct research into new fields of corrosion inhibiting packaging and the applications engineering of such products in conjunction with NTIC’s domestic research and development operations.  With respect to NTIC’s Natur-Tec® resin compounds and finished products, Ramani Narayan, Ph.D., a current director of NTIC and Distinguished Professor in the Department of Chemical Engineering & Materials Science at Michigan State University, provides his expertise and technical support to NTIC.

NTIC spent $3,815,515 in fiscal 2013 and $3,875,581 in fiscal 2012 in connection with its research and development activities.  NTIC anticipates that it will spend between $3,800,000 and 4,000,000 in fiscal 2014 on research and development activities.  These amounts are net of reimbursements related to certain research and development contracts.  Such reimbursements totaled $274,728 and $365,940 in fiscal 2013 and fiscal 2012, respectively.  Most of NTIC’s research and development contracts under which NTIC received reimbursements during fiscal 2013 were in connection with developing corrosion prevention solutions for the oil and gas industry, and to a lesser extent, U.S. government or other grants or awards in connection with developing future potential Natur-Tec® products.

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

NTIC was awarded three National Science Foundation (NSF) awards -- one in June 2009 as a Phase I Small Business Technology Transfer (STTR) grant for $150,000 on advanced polylactide materials for biobased and biodegradable products, the second in September 2009 as a Phase I Small Business Innovation Research (SBIR) grant for an additional $150,000 on “Biobased coatings for corrosion protection” and a third in November 2011 as a Phase II SBIR grant of $500,000 for the development of advanced polylactide materials for biobased and biodegradable plastic products.  The Phase I projects were completed in June 2010 and have helped NTIC develop biobased technologies for new innovative applications in the ZERUST® and Natur-Tec® business areas.  The Phase II project work continued during fiscal 2013 and is still ongoing.  The research and technology development was conducted in collaboration with Ramani Narayan, Ph.D., a current director of NTIC, and Michigan State University. NTIC plans to use modified polylactic acid chemistries developed at Michigan State University to expand its product portfolio with enhanced solutions for bioplastics packaging.

During fiscal 2010, NTIC was awarded money from the U.S. Department of Defense for a Phase I Small Business Innovation Research contract worth $70,000 to develop non-plastic marine biodegradable waste bags for the U.S. Navy.  NTIC collaborated with the U.S. Army Natick labs and Michigan State University on this project.  In November 2011, NTIC was awarded a Department of Defense Small Business Innovation Research Phase II grant of $500,000 for the ongoing development and commercialization of biobased and marine biodegradable non-plastic bags for the U.S. Navy.  The Phase II grant work continued during fiscal 2013 and is still ongoing.

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

Manufacturing

NTIC’s ZERUST® rust and corrosion inhibiting products are manufactured according to NTIC’s specifications primarily by selected independent sub-contractors under trade secrecy agreements and/or license agreements.  In addition, during fiscal 2013, NTIC expanded its production capabilities and began to manufacture select ZERUST® rust and corrosion inhibiting products, consisting primarily of liquids and powders, in house at its corporate headquarters location in Circle Pines, Minnesota.

Prior to the first quarter of fiscal 2014, NTIC’s joint venture in India produced NTIC’s Natur-Tec® resin compounds at a compounding facility in Chennai, India.   During the first quarter of fiscal 2014, NTIC is in the process of transitioning the production of its Natur-Tec® resin compounds to a compounding facility outside of India.   Depending upon the location of future demand for NTIC’s Natur-Tec® resin compounds, NTIC may choose to open an additional compounding facility to produce its Natur-Tec® resin compounds.  NTIC’s Natur-Tec® resin compounds can be shipped to any manufacturing facility around the world where they then can be converted into finished products, such as a bag or piece of cutlery.  NTIC’s Natur-Tec® finished products are manufactured using NTIC’s Natur-Tec® resin compounds by selected sub-contractors.  Because of an increasing trend for customers to buy American made products and products that have a reduced or neutral carbon footprint, NTIC has developed alternative United States based sub-contracted production capability for its Natur-Tec® finished products.

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

Availability of Raw Materials

NTIC does not typically carry excess quantities of raw materials because of widespread availability for such materials from various suppliers.  However, with respect to its Natur-Tec® resin compounds and finished products, there are a limited number of suppliers of the base resins used to manufacture the resin compounds and finished products, and in the past NTIC has experienced some delay in obtaining such base resins.  In addition, a few raw materials and purchased parts used in NTIC’s rust and corrosion inhibiting products and Natur-Tec® finished products are sourced from suppliers who currently serve as NTIC’s sole source of supply for these materials and parts.  Although NTIC believes it can obtain these raw materials and parts from other sources of supply, an unexpected loss of supply over a short period of time may not allow NTIC time to replace these sources in the ordinary course of business.

Backlog

NTIC had an order backlog of $641,000 as of August 31, 2013 compared to $620,000 as of August 31, 2012.  These are orders that are held by NTIC pending release instructions from the customers to be used in just-in-time production.  Customers generally place orders on an “as needed” basis and expect delivery within a relatively short period of time.

Governmental Regulation

The U.S. Food and Drug Administration (FDA) has indicated to NTIC that it has no objection to the use of ZERUST® ICT® packaging products in protecting metal food containers and processing equipment.  In addition, the manufacture, sale and use of NTIC’s Natur-Tec® resin compounds and finished products are subject to regulation in the United States by the FDA. The FDA’s regulations are concerned with substances used in food packaging materials. Thus, food and beverage containers are in compliance with FDA regulations if the components used in the food and beverage containers are approved by the FDA as indirect food additives for their intended uses and comply with the applicable FDA indirect food additive regulations, or are generally recognized as safe for their intended uses and are of suitable purity for those intended uses.  NTIC believes that its resins are in compliance with all FDA requirements and do not require further FDA approval prior to the sale of its products.

Employees

As of August 31, 2013, NTIC had 58 full-time employees located in the United States, consisting of 19 in sales and marketing, 19 in research and development and lab, 10 in administration, nine in production and one responsible for international coordination.  As of August 31, 2013, NTIC’s majority owned subsidiary in Brazil had 12 full-time employees, and its holding company, NTI Asean, had no full-time employees.  There are no unions representing NTIC’s employees and NTIC believes that its relations with its employees are good.

Available Information

NTIC is a Delaware corporation that was originally organized as a Minnesota corporation in 1970.  NTIC’s principal executive office is located at 4201 Woodland Road, Circle Pines, Minnesota 55014, and its telephone number is (763) 225-6600.  NTIC’s website is located at www.ntic.com.  References to NTIC’s website addressed in this report are provided as a convenience and as an inactive textual reference only.  The information on NTIC’s website or any other website is not incorporated by reference into, and not considered a part of, this report.

NTIC makes available, free of charge and through its Internet web site, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to any such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after NTIC electronically files such material with, or furnishes it to, the Securities and Exchange Commission (SEC). Reports filed with the SEC may be viewed at www.sec.gov or obtained at the SEC Public Reference Room in Washington, D.C. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

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

Weakness in the global economy, which may be exacerbated by the inability of certain countries to service their sovereign debt obligations, may negatively impact NTIC’s business, operating results and financial condition.

The possibility that certain European Union member states will default on their debt obligations have contributed to significant uncertainty about the stability of global credit and financial markets.  The credit and economic conditions within certain European Union countries in particular, including Greece, Ireland, Italy, Portugal and Spain, have contributed to the instability in global credit and financial markets.  The possibility that such EU member states will default on their debt obligations, the uncertainty regarding international and the European Union’s financial support programs, the possibility that other EU member states may experience similar financial troubles and the austerity measures that have been implemented by certain EU member states could further disrupt global credit and financial markets.  While the situation in the EU has improved recently, such improvement may not be prolonged or sustained and the ultimate outcome of these events cannot be predicted.  It is possible that such events could continue to have a negative effect on the global economy as a whole, and the business, operating results and financial condition of NTIC and its joint ventures, in particular.  For example, if the European sovereign debt crisis continues or worsens, the negative implications to the global economy and NTIC and its joint ventures could be significant.  Approximately 60.9% of the $113.2 million in net sales of NTIC’s joint ventures during fiscal 2013 were to customers based in Europe.  A deterioration of economic conditions in such countries likely would have an adverse effect on the net sales of NTIC’s joint ventures in Europe but also other parts of the world, and, accordingly, NTIC’s equity in income from joint ventures, fees for services provided to joint ventures and receipt of dividend distributions from its joint ventures.

During fiscal 2013, total net sales of NTIC’s joint ventures were adversely affected in part by the European economic slowdown, which NTIC believes adversely affected the net sales of NTIC’s European joint ventures, as well as certain of NTIC’s other non-European joint ventures.  In addition, if the European sovereign debt crisis continues or worsens, the value of the Euro and other European currencies could deteriorate, which could negatively impact the business, operating results and financial condition of NTIC and its joint ventures in light of the substantial operations of its joint ventures and the revenues its joint ventures derive from customers in the European Union.  Any tightening of the credit and financial markets as a result of the European sovereign debt crisis or otherwise could negatively impact the ability of companies to borrow money from their existing lenders, obtain credit from other sources or raise financing to fund their operations.  This could negatively impact the ability of NTIC’s customers and the customers of NTIC’s joint ventures to purchase NTIC’s products, suppliers’ ability to provide NTIC and its joint ventures with materials and components and the ability of NTIC and its joint ventures, distributors and sales representatives to finance operations, if needed, on commercially reasonable terms, or at all.  Any or all of these events could negatively impact NTIC’s business, operating results and financial condition.

Adverse worldwide economic conditions may adversely affect NTIC’s business, operating results and financial condition.

Apart from the European sovereign debt crisis, the U.S. and other global economies have experienced adverse economic conditions either as a result of the European sovereign debt crisis or otherwise that have affected all sectors of the economy, resulting in declines in economic growth and consumer confidence, increases in unemployment rates and uncertainty about economic stability and the possibility of another worldwide economic recession.  Although such factors have improved recently, no assurance can be provided that such improvement will continue.  Recessionary factors and adverse worldwide economic conditions adversely affected NTIC’s business, operating results and financial condition during fiscal 2013 and in the past.  During fiscal 2013, total net sales of NTIC’s joint ventures and in turn NTIC’s income from its joint venture operations were adversely affected in part by the European economic slowdown, which NTIC believes also adversely affected net sales of certain of NTIC’s other non-European joint ventures.  During fiscal 2009, NTIC’s operating results were significantly adversely affected by worldwide economic conditions, particularly adverse conditions affecting the worldwide automobile industry at that time.  Since a significant portion of NTIC’s ZERUST® rust and corrosion inhibiting products and services are sold to customers in the automotive industry, adverse economic conditions affecting the automotive industry again in particular may result in another adverse effect on NTIC’s net sales and its other operating results.

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

NTIC conducts business, either directly or indirectly through several joint venture arrangements that operate in North America, Europe and Asia.  Each of these joint ventures manufactures, markets and sells finished products in the geographic territory that it is assigned. NTIC’s receipt of funds as a result of sales by its joint ventures is dependent upon NTIC’s receipt of fees for services that NTIC provides to its joint ventures based primarily on the revenues of the joint ventures and NTIC’s receipt of dividend distributions from its joint ventures based on the profitability of its joint ventures.  NTIC’s liquidity and financial position rely on NTIC’s receipt of fees for services that NTIC provides to its joint ventures and dividend distributions from its joint ventures.  During fiscal 2013, NTIC recognized $7,352,980 in fees and $3,155,737 in dividend distributions from its joint ventures.  During fiscal 2012, NTIC recognized $4,622,912 in fees and $3,060,545 in dividend distributions from its joint ventures.  Because NTIC owns 50% or less of each of its joint venture entities, NTIC does not control the decisions of these entities regarding whether to pay dividends and, if paid, how much they should be in any given year.  Thus, NTIC cannot guarantee that any of its joint ventures will pay dividends in any given year.  The failure of NTIC’s joint ventures to declare dividends or the failure of NTIC to receive fees for services provided to joint ventures in amounts typically expected by NTIC could adversely affect NTIC’s liquidity and financial position.

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

Out of NTIC’s joint ventures, NTIC’s joint ventures in Germany and China are the most significant in terms of assets and income to NTIC.  If sales of NTIC’s products and services by these joint ventures were to decline significantly or if NTIC’s relationships with these joint ventures were to deteriorate significantly, NTIC’s operating results likely would be adversely affected.

NTIC considers its joint ventures in Germany and China to be individually significant to NTIC’s consolidated assets and income; and therefore, provides certain additional information regarding these entities in the notes to NTIC’s consolidated financial statements and in certain sections of this report.  Of the total equity in income of joint ventures of $5,237,711 during fiscal 2013, NTIC had equity in income of joint ventures of $3,507,057 and $579,376 attributable to NTIC’s joint venture in Germany and China, respectively.  Of the total fee income for services provided to joint ventures of $7,352,980 during fiscal 2013, fees of $1,004,958 and $2,063,369 were attributable to NTIC’s joint venture in Germany and China, respectively.  Accordingly, if sales of NTIC’s products and services by these joint ventures were to decline significantly or if NTIC’s relationships with these joint ventures or joint venture partners were to deteriorate significantly, NTIC’s operating results likely would be adversely affected.

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

NTIC’s ZERUST® rust and corrosion inhibiting products and services generate a significant portion of NTIC’s net sales and the net sales of NTIC’s joint ventures.  During fiscal 2013, 90.9% of NTIC’s consolidated net sales were derived from sales of ZERUST® rust and corrosion inhibiting products and services.  While the net sales of NTIC’s joint ventures are not included in NTIC’s net sales on NTIC’s consolidated financial statements, NTIC’s receipt of fees for services that NTIC provides to its joint ventures and NTIC’s receipt of dividend distributions from its joint ventures is based primarily on the revenues and profitability of the joint ventures.  Accordingly, if sales of these products and services were to decline due to increased competition, the introduction of a new disruptive technology or otherwise, NTIC’s operating results would be adversely affected.

If NTIC is unable to continue to enhance its existing products and develop and market new products that respond to customer needs and achieve market acceptance, NTIC may experience a decrease in demand for its products, and its business could suffer.

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

In an effort to increase net sales, NTIC has expanded the marketing of its corrosion prevention solutions into the oil and gas industry and its Natur-Tec® resin compounds and finished products.  The majority of NTIC’s research and development expense in fiscal 2013 was spent in connection with research and development activities related to these two strategic initiatives.  NTIC expects to continue to invest additional research and development and marketing efforts and resources into these strategic initiatives.  No assurance can be provided, however, that such strategic initiatives will be successful or that NTIC will be successful in obtaining additional revenue as a result of them.  The introduction of new products into new markets takes significant resources and there can be no assurance that NTIC is dedicating a sufficient amount of resources to ensure the success of these strategic initiatives.  The sale of NTIC’s ZERUST® rust and corrosion inhibiting products and services into the oil and gas industry, in particular, have involved a long sales cycle, likely including a one- to multi-year trial period with each customer and a slow integration process thereafter.  This long sales cycle may cause NTIC’s management, stockholders and investors to lose faith in the business opportunities for NTIC’s ZERUST® rust and corrosion inhibiting products and services in the oil and gas industry.

The expansion of NTIC’s corrosion prevention solutions into the oil and gas industry and the continued launch of NTIC’s Natur-Tec® resin compounds and finished products may require additional capital in the future, which may not be available or may be available only on unfavorable terms.  In addition, any equity financings may be dilutive to NTIC’s stockholders.

The expansion of NTIC’s corrosion prevention solutions into the oil and gas industry and the continued launch of NTIC’s Natur-Tec® resin compounds and finished products will continue to require significant resources during fiscal 2014 and beyond.  To the extent that NTIC’s existing capital, including amounts available under its revolving line of credit or other then existing financing arrangements, is insufficient to meet these requirements, NTIC may raise additional capital through financings or additional borrowings. Any equity or debt financing, if available at all, may be on terms that are not favorable to NTIC and any equity financings could result in dilution to NTIC’s stockholders.

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

NTIC utilizes contract manufacturers for a significant portion of its production requirements.  The majority of NTIC’s manufacturing is conducted in the United States by contract manufacturers that also perform services for numerous other companies.  NTIC does not have a guaranteed level of production capacity with any of its contract manufacturers.  Qualifying new contract manufacturers is time consuming and might result in unforeseen manufacturing and operations problems.  The loss of NTIC’s relationships with its contract manufacturers or their inability to conduct their manufacturing and assembly services for NTIC as anticipated in terms of capacity, cost, quality and timeliness could adversely affect NTIC’s ability to fill customer orders in accordance with required delivery, quality, and performance requirements, and thus adversely affect NTIC’s net sales and other operating results.

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

NTIC’s international business, which is conducted primarily through its joint ventures and majority owned subsidiaries, Zerust Brazil and NTI Asean, requires management attention and financial resources and exposes NTIC to difficulties and risks presented by international economic, political, legal, accounting and business factors.

NTIC sells products and services directly, through its majority-owned subsidiary, Zerust Brazil, and indirectly through its majority-owned holding company subsidiary, NTI Asean, and via a network of joint ventures, independent distributors, manufacturer’s sales representatives and agents in over 60 countries, including countries in North America, South America, Europe, Asia and the Middle East.  One of NTIC’s strategic objectives is the continued expansion of its international operations.  The expansion of NTIC’s existing international operations and entry into additional international markets require management attention and financial resources.

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

Many of the countries in which NTIC sells its products directly or indirectly through Zerust Brazil, NTI Asean, its joint ventures, distributors, representatives and agents are, to some degree, subject to political, economic and/or social instability.  NTIC’s international operations expose NTIC and its joint venture partners, distributors, representatives and agents to risks inherent in operating in foreign jurisdictions.  These risks include:

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

NTIC may be subject to product liability claims or other claims arising out of the activities of its joint ventures, which could adversely affect NTIC and its business.

While NTIC is not aware of any specific potential risk beyond its initial investment in and any undistributed earnings of each of its joint ventures, there can be no assurance that NTIC will not be subject to lawsuits based on product liability claims or other claims arising out of the activities of its joint ventures.  To mitigate the ramifications of such an occurrence, NTIC maintains liability insurance specifically applicable to its ownership positions in its joint venture arrangements in excess of any insurance the joint ventures may maintain. No assurance can be provided, however, that such insurance will be available or adequate in the event of a claim.

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

Given NTIC’s limited resources, it may not effectively manage its growth.

NTIC’s strategy to grow its business, including in particular its ZERUST® rust and corrosion inhibiting products for the oil and gas industry and its Natur-Tec® bio-plastic resin compounds and finished products, requires significant management time and operational and financial resources. There is no assurance that NTIC has the necessary operational and financial resources to manage its growth. This is especially true as it expands facilities and manufactures its products on a larger commercial scale. In addition, rapid growth in NTIC’s headcount and operations may place a significant strain on its management, administrative, operational and financial infrastructure. Failure to adequately manage its growth could have a material and adverse effect on NTIC’s business, financial condition and operating results. In addition, NTIC may not be successful in its strategy to grow its business.

During the first quarter of fiscal 2014, NTIC is transitioning the production of its Natur-Tec® bio-plastic resin compounds to a third party compounding facility in the United States, which could adversely affect the supply of NTIC’s Natur-Tec® resin compounds and finished products if the transition does not proceed smoothly.

During the first quarter of fiscal 2014, NTIC is transitioning the production of its Natur-Tec® bio-plastic resin compounds from HNTI’s compounding facility in India to a compounding facility in the United States.  If this transition does not proceed smoothly, it could adversely affect the supply of NTIC’s Natur-Tec® resin compounds and finished products and adversely affect NTIC’s business and operating results.

Certain of NTIC’s operations are subject to regulation by the U.S. Food and Drug Administration.

The manufacture, sale and use of NTIC’s Natur-Tec® bio-plastic resin compounds are subject to regulation by the U.S. FDA. The FDA’s regulations are concerned with substances used in food packaging materials, not with specific finished food packaging products. Thus, food and beverage containers are in compliance with FDA regulations if the components used in the food and beverage containers: (i) are approved by the FDA as indirect food additives for their intended uses and comply with the applicable FDA indirect food additive regulations; or (ii) are generally recognized as safe for their intended uses and are of suitable purity for those intended uses.   NTIC believes that its Natur-Tec® resin compounds are in compliance with all FDA requirements. However, failure to comply with FDA regulations could subject NTIC to administrative, civil or criminal penalties.

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

NTIC may not achieve its annual financial guidance or projected goals and objectives in the time periods that NTIC anticipates or announces publicly, which could have an adverse effect on NTIC’s business and could cause its stock price to decline.

On a quarterly basis, NTIC typically provides projected annual financial information, including its anticipated annual net sales and net earnings.  These financial projections are based on management’s then current expectations and typically do not contain any margin of error or cushion for any specific uncertainties, or for the uncertainties inherent in all financial forecasting.  The failure to achieve such financial projections could have an adverse effect on NTIC’s business, disappoint investors and analysts and cause its stock price to decline.

NTIC also sets goals and objectives for, and makes public statements regarding, the timing of certain accomplishments and milestones regarding its business, such as its progress in selling its ZERUST® rust and corrosion inhibiting products and services to customers in the oil and gas industry, the progress and timing of its various field trials with prospective customers in the oil and gas industry, its ability to increase sales of its Natur-Tec® resin compounds and finished products, and other developments and milestones.  The actual timing of these events can vary dramatically due to a number of factors including without limitation the timing of the receipt of purchase orders, delays or failures in current field trials, the amount of time, effort and resources committed to the sales and marketing of NTIC’s products and services by NTIC and its current and potential future distributors and agents and the uncertainties inherent in introducing new products and services.  As a result, there can be no assurance that NTIC will succeed in achieving its projected goals and objectives in the time periods that NTIC anticipates or announces publicly.  The failure to achieve such projected goals and objectives in the time periods that NTIC anticipates or announces publicly could have an adverse effect on NTIC’s business, disappoint investors and analysts and cause its stock price to decline.

NTIC’s quarterly results are typically unpredictable and subject to variation.

NTIC’s quarterly operating results vary from quarter to quarter for a variety of reasons.  For example, NTIC’s quarterly sales to joint ventures can be affected by individual orders to joint ventures.  Because of the typical size of individual orders to joint ventures and overall size of NTIC’s net sales to joint ventures, the timing of one or more orders can affect materially NTIC’s quarterly sales to joint ventures and the comparisons to prior year quarters.  In addition, because of the typical size of individual orders and overall size of NTIC’s net sales derived from sales of Natur-Tec® products, the timing of one or more orders can affect materially NTIC’s quarterly sales of Natur-Tec® products and the comparisons to prior year quarters.  Furthermore, since ZERUST® products for the oil and gas industry typically carry higher margins than other traditional ZERUST® products, the amount of sales of ZERUST® products for the oil and gas industry typically affects NTIC’s overall margins.  Such variability in operating results makes the prediction of NTIC’s net sales, earnings and other operating results for each quarter difficult and increases the risk of unanticipated variations in quarterly operating results.  NTIC’s quarterly results have been and in the future may be below the expectations of public market analysts and investors.

NTIC is exposed to risks relating to its evaluation of its internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Sarbanes-Oxley Act of 2002 and related and other regulations implemented by the SEC and the NASDAQ Stock Market, are challenging for small publicly-held companies, including NTIC.  NTIC’s efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.  In particular, NTIC’s efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding NTIC’s assessment of its internal control over financial reporting have required and will continue to require the expenditure of significant financial and managerial resources.  Although NTIC’s management concluded that NTIC’s internal control over financial reporting was effective as of August 31, 2013, no assurance can be provided that NTIC’s management will reach a similar conclusion as of any later date or that NTIC’s independent registered public accounting firm will agree with management’s conclusions in the event NTIC becomes an “accelerated filer” under SEC rules and NTIC’s independent registered public accounting firm is required to attest to management’s report on its internal control over financial reporting.

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

If NTIC’s public float increases to $75 million as of the end of its second fiscal quarter, NTIC would become an “accelerated filer” under SEC rules.  If NTIC becomes an “accelerated filer under SEC rules, NTIC would be subject to additional burdensome SEC disclosure and other rules and regulations, such as additional financial statement requirements with respect to NTIC’s joint ventures, the requirement of NTIC’s independent registered public accounting firm to attest to NTIC’s management’s report on the effectiveness of NTIC’s internal control over financial reporting and the requirement of NTIC to comply with certain additional disclosures rules and regulations, including the requirement to include additional executive compensation disclosures in NTIC’s proxy statement in connection with its annual meeting of stockholders.  If NTIC does not comply with such additional rules and regulations, the results may have an adverse effect on NTIC’s operating results.

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

The number of shares of NTIC’s common stock being traded on a daily basis is often very low and on some trading days, there is no trading volume at all.  Any NTIC stockholder wishing to sell his, her or its stock may cause a significant fluctuation in the trading price of NTIC’s common stock.  In addition, low trading volume of a stock increases the possibility that, despite rules against such activity, the price of the stock may be manipulated by persons acting in their own self-interest.  NTIC may not have adequate market makers and market making activity to prevent manipulation in its common stock.

The price and trading volume of NTIC’s common stock has been, and may continue to be, volatile.

The market price and trading volume of NTIC’s common stock price has fluctuated over a wide range during the past year or so.  During fiscal 2013, the sale price of NTIC’s common stock ranged from a low of $9.68 per share to a high of $15.41 per share, and the daily trading volume ranged from zero shares to 62,800 shares.  It is likely that the price and trading volume of NTIC’s common stock will continue to fluctuate in the future.  The securities of small capitalization companies, including NTIC, from time to time experience significant price and volume fluctuations, often unrelated to the operating performance of these companies.  Securities class action litigation is sometimes brought against a company following periods of volatility in the market price of its securities or for other reasons.  NTIC may become the target of similar litigation.  Securities litigation, whether with or without merit, could result in substantial costs and divert management’s attention and resources, which could harm NTIC’s business, financial condition, and operating results, as well as the market price of its common stock.

A large percentage of NTIC’s outstanding common stock is held by insiders, and, as a result, the trading market for NTIC’s common stock is not as liquid as the stock of other public companies.

As of November 19, 2013, NTIC had 4,434,838 shares of common stock outstanding, of which 16.3% of these outstanding shares were beneficially owned by directors, executive officers, principal stockholders and their respective affiliates.  The stock of companies with a substantial amount of stock held by insiders is usually not as liquid as the stock of other public companies where insider ownership is not as concentrated.  Thus, the trading market for shares of NTIC’s common stock may not be as liquid as the stock of other public companies.

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

As of November 19, 2013, Inter Alia Holding Company, or Inter Alia, beneficially owned approximately 13.6% of NTIC’s outstanding common stock.  Inter Alia is an entity partially owned by G. Patrick Lynch, NTIC’s President and Chief Executive Officer and a director, as well as three other members of the Lynch family.  Mr. Lynch shares voting and dispositive power of shares of NTIC’s common stock held by Inter Alia with the other owners.  As a result of his share ownership through Inter Alia and his position as President and Chief Executive Officer and a director of NTIC, Mr. Lynch may be able to influence the affairs and actions of NTIC, including matters requiring stockholder approval, such as the election of directors and approval of significant corporate transactions.  The interests of Mr. Lynch and Inter Alia may differ from the interests of NTIC’s other stockholders.  This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of NTIC, could deprive NTIC’s stockholders of an opportunity to receive a premium for their common stock as part of a sale or merger of NTIC and may negatively affect the market price of NTIC’s common stock.  Transactions that could be affected by this concentration of ownership include proxy contests, tender offers, mergers or other purchases of common stock that could give stockholders the opportunity to realize a premium over the then-prevailing market price for shares of NTIC’s common stock.

Future equity issuances by NTIC may have dilutive and other effects on NTIC’s existing stockholders.

As of November 19, 2013, there were 4,434,838 shares of NTIC’s common stock outstanding, and in addition, security holders held options, which, if vested and exercised, would obligate NTIC to issue up to 207,531 additional shares of common stock.  It is expected that such shares, when NTIC issues them upon exercise, will be available for immediate resale in the public market.  The market price of NTIC’s common stock could fall as a result of sales of these shares of common stock due to the increased number of shares available for sale in the market.  Any issuances by NTIC of equity securities may be at or below the prevailing market price of NTIC’s common stock and may have a dilutive impact on NTIC’s existing stockholders. These issuances or other dilutive issuances also would cause NTIC’s net income per share, if any, to decrease in future periods. As a result, the market price of NTIC’s common stock could decrease.

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

NTIC leases approximately 17,000 square feet of office, manufacturing, laboratory and warehouse space located at 23205 Mercantile Road, Beachwood, Ohio.  The monthly rental payments are $17,500, which are adjusted annually according to the annual consumer price index, through November 2014.

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

The two individuals named below have been designated by NTIC’s Board of Directors as “executive officers” of NTIC.  Their ages and the offices held, as of November 22, 2013, are as follows:

Name	Age	Position with NTIC
G. Patrick Lynch	46	President and Chief Executive Officer

Matthew C. Wolsfeld	39	Chief Financial Officer and Corporate Secretary

G. Patrick Lynch, an employee of NTIC since 1995, has been President since July 2005 and Chief Executive Officer since January 2006 and was appointed a director of NTIC in February 2004.  From July 2005 to January 2006, Mr. Lynch served as Chief Operating Officer of NTIC.  Mr. Lynch served as President of North American Operations of NTIC from May 2004 to July 2005.  Prior to May 2004, Mr. Lynch held various positions with NTIC, including Vice President of Strategic Planning, Corporate Secretary and Project Manager.  Mr. Lynch is also an officer and director of Inter Alia Holding Company, a holding company that is a significant stockholder of NTIC.  Prior to joining NTIC, Mr. Lynch held positions in sales management for Fuji Electric Co., Ltd. in Tokyo, Japan and programming project management for BMW AG in Munich, Germany.  Mr. Lynch received an M.B.A. degree from the University of Michigan Ross School of Business in Ann Arbor, Michigan.

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

Other corporate officers of NTIC, their ages and the offices held, as of November 22, 2013, are as follows:

Name	Age	Position with NTIC
Prof. Efim Ya. Lyublinski	75	Vice President and Director of New Technologies and Applications Engineering

Vineet R. Dalal	43	Vice President and Director – Global Market Development – Natur-Tec®

Gautam Ramdas	40	Vice President and Director – Global Market Development – Oil & Gas

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

Vineet R. Dalal, an employee of NTIC since 2004, has served as Vice President and Director – Global Market Development – Natur-Tec® since November 2005.  Prior to joining NTIC, Mr. Dalal was a Principal in the Worldwide Product Development Practice of PRTM, a management consultancy to technology based companies (now part of PricewaterhouseCoopers Management Consulting).  In this position, Mr. Dalal consulted to several Fortune 500 companies, in the areas of product strategy, Product Lifecycle Management (PLM) and technology management.  Prior to that, Mr. Dalal held positions in program management and design engineering at National Semiconductor Corporation in Santa Clara, California.  Mr. Dalal received an M.B.A. degree from the University of Michigan Ross School of Business in Ann Arbor, Michigan.  He also holds an M.S. degree in Electrical and Computer Engineering from Oregon State University, and a B.Eng. degree in Electronics Engineering from Karnatak University, India.

Gautam Ramdas, an employee of NTIC since 2005, has served as Vice President and Director – Global Market Development – Oil & Gas since 2005.  Prior to joining NTIC, Mr. Ramdas was a Manager in the Strategic Change group of IBM Business Consulting Services.  In this position, Mr. Ramdas led consulting engagements at several Fortune 500 companies, in the areas of service strategy, global supplier relationship management and supply chain streamlining.  Mr. Ramdas held positions in the E-Commerce and Supply Chain strategy groups at PricewaterhouseCoopers Management Consulting, again providing consulting services for Fortune 500 clients.  Prior to management consulting, Mr. Ramdas worked as a program manager and design engineer with Kinhill Engineers in Australia.  He has also been involved in the start-up stage of successful small businesses in the U.S. and in India.  Mr. Ramdas received an M.B.A. from the University of Michigan Ross School of Business in Ann Arbor, Michigan.  He also holds a bachelor’s degree in Mechanical Engineering from the College of Engineering, Guindy (Chennai), India.

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

Market Information

NTIC’s common stock is listed for trading on the NASDAQ Global Market under the symbol “NTIC.”  The following table sets forth the high and low daily sales prices for NTIC’s common stock, as reported by the NASDAQ Global Market, for the fiscal quarter indicated:

	High	Low
Fiscal 2013
Fourth Quarter	$15.41	$10.25
Third Quarter	13.45	10.56
Second Quarter	13.95	9.85
First Quarter	11.40	9.68
Fiscal 2012
Fourth Quarter	$12.38	$9.60
Third Quarter	16.48	10.51
Second Quarter	16.39	11.57
First Quarter	16.45	13.25

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

Number of Record Holders

As of August 31, 2013, there were 209 record holders of NTIC’s common stock.  This does not include shares held in “street name” or beneficially owned.

Recent Sales of Unregistered Equity Securities

NTIC did not issue any shares of its common stock or any other equity securities of NTIC that were not registered under the Securities Act of 1933, as amended, during the fourth quarter of fiscal year ended August 31, 2013.

Issuer Purchases of Equity Securities

NTIC did not purchase any shares of its common stock or any other equity securities of NTIC during the fourth quarter of fiscal year ended August 31, 2013.

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

•	Financial Overview. This section provides a brief summary of NTIC’s financial results and financial condition for fiscal 2013.

•	Sales and Expense Components. This section provides a brief description of the significant line items in NTIC’s consolidated statements of operations.

•	Results of Operations. This section provides an analysis of the significant line items in NTIC’s consolidated statements of operations.

•	Liquidity and Capital Resources. This section provides an analysis of NTIC’s liquidity and cash flows and a discussion of NTIC’s outstanding debt and other commitments.

•	Off-Balance Sheet Arrangements. This section describes NTIC’s material off-balance sheet arrangements.

•	Inflation and Seasonality. This section describes the effects of inflation and seasonality, if any, on NTIC’s business and operating results.

•	Market Risk. This section describes material market risks to which NTIC is subject.

•	Related Party Transactions. This section describes any material related party transactions to which NTIC is a party.

•
Critical Accounting Policies and Estimates.  This section discusses NTIC’s critical accounting policies and estimates which require NTIC to exercise subjective or complex judgments in their application. All of NTIC’s significant accounting policies, including its critical accounting estimates, are summarized in Note 1 to NTIC’s consolidated financial statements.

•
Recent Accounting Pronouncements.  This section discusses recently issued accounting pronouncements that have had or may affect NTIC’s results of operations and financial condition and references Note 2 to NTIC’s consolidated financial statements, which summarizes such pronouncements.

Business Overview

NTIC develops and markets proprietary environmentally beneficial products and services in over 60 countries either directly or via a network of joint ventures, independent distributors and agents.  NTIC’s primary business is corrosion prevention marketed mainly under the ZERUST® brand.  NTIC has been selling its proprietary ZERUST® rust and corrosion inhibiting products and services to the automotive, electronics, electrical, mechanical, military and retail consumer markets for over 35 years, and more recently, has targeted and expanded into the oil and gas industry.  NTIC also sells a portfolio of bio-based and biodegradable (compostable) polymer resin compounds and finished products marketed under the Natur-Tec® brand.  These products are intended to reduce NTIC’s customers’ carbon footprint and provide environmentally sound disposal options.

NTIC’s ZERUST® rust and corrosion inhibiting products include plastic and paper packaging, liquids and coatings, rust removers and cleaners, diffusers and variations of these products designed specifically for the oil and gas industry.   NTIC’s also offers worldwide on-site technical consulting for rust and corrosion prevention issues.  NTIC’s technical service consultants work directly with the end users of NTIC’s ZERUST® rust and corrosion inhibiting products to analyze their specific needs and develop systems to meet their technical requirements.  In North America, NTIC sells its ZERUST® corrosion prevention solutions through a direct sales force as well as a network of independent distributors and agents.  Internationally, NTIC sells its ZERUST® corrosion prevention solutions through its majority owned subsidiary in Brazil, Zerust Prevenção de Corrosão S.A. (Zerust Brazil), its majority owned holding company, NTI ASEAN LLC (NTI Asean), and joint venture arrangements in North America, Europe and Asia.

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

One of NTIC’s primary customers in the oil and gas industry is Petroleo Brasileiro S.A. (Petrobras), an oil company located in Brazil.  Petrobras has conducted extensive multi-year product field trials of NTIC’s ZERUST® rust and corrosion inhibiting products against competitive alternatives.  During fiscal 2013, Zerust Brazil signed a Phase 3 contract with Petrobras to supply $3.7 million in ZERUST® products, $347,000 of which had been delivered through the end of fiscal 2013.  NTIC also markets and sells its ZERUST® rust and corrosion prevention solutions to other customers in the oil and gas industry across several countries either directly or through Zerust Brazil or NTIC’s joint venture partners and other strategic partners.  The sale of ZERUST® corrosion prevention solutions to customers in the oil and gas industry has typically involved a long sales cycle, often including a one- to multi-year trial period with each customer and a slow integration process thereafter.

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

During fiscal 2012, NTIC’s joint venture in India, Harita NTI Limited (HNTI) entered into an agreement to supply compostable packaging to a major global apparel brand for branded garments. HNTI also continues to pursue bioplastic product sales opportunities in food and personal care industries. During fiscal 2011, NTIC entered into an agreement with Italy-based Naturfuels s.r.l. to distribute its Natur-Tec® bioplastic materials and products in the Italian market.  Under the terms of this distribution agreement, NTIC supplies Naturfuels with patented high-strength Natur-Tec® film grade resin compounds suited to producing  compostable shopping and garbage bags on conventional plastic film production equipment. In 2011, the Italian government passed legislation banning the use of non-biodegradable disposable plastic shopping bags. However, enforcement of this law, has been delayed for a number of reasons, including a recent legal challenge as to the validity of the ban in a European Union member country by the government of the United Kingdom.  Consequently, NTIC’s sales of Natur-Tec® film grade resin compounds to Naturfuels were adversely affected during fiscal 2013.  It is NTIC’s understanding that these objections have now been addressed, and the ban on non-biodegradable plastic shopping bags is expected to be fully implemented by early 2014. NTIC expects its resin sales to customers in Italy to increase during fiscal 2014 compared to fiscal 2013.

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

In addition, beginning in the first quarter of fiscal 2013, NTIC has consolidated the results of NTI Asean, which effective as of September 1, 2012 is a majority owned subsidiary of NTIC.   On September 1, 2012, NTIC and the other 50% owner in NTI Asean contributed their respective shares of capital stock of Korea Zerust Co., Ltd. (Korea Zerust), constituting an aggregate of 50% of the equity and voting rights of Korea Zerust, to NTI Asean.  In addition, NTIC contributed exclusive license rights and other intellectual property to NTI Asean in exchange for an additional 10% ownership interest in NTI Asean.  As a result of the transaction, NTIC holds 60% of the equity and 60% of the voting rights of NTI Asean.  NTI Asean holds investments in eight entities that operate in the following eight territories located in the ASEAN region:  China, Indonesia, Korea, Malaysia, Philippines, Singapore, Taiwan and Thailand.

With respect to NTIC’s joint ventures, NTIC considers EXCOR and China to be individually significant to NTIC’s consolidated assets and income; and therefore, provides certain additional information regarding EXCOR and China in the notes to NTIC’s consolidated financial statements and in this section of this report.

Financial Overview

NTIC’s consolidated net sales decreased 1.2% during fiscal 2013 compared to fiscal 2012.  This decrease was primarily a result of a decrease in sales of ZERUST® rust and corrosion inhibiting packaging products and services in Brazil.

During fiscal 2013, 90.9% of NTIC’s consolidated net sales were derived from sales of ZERUST® products and services, which decreased 2.5% to $20,457,198 during fiscal 2013 compared to $20,971,275 during fiscal 2012 due primarily to a decrease in sales of ZERUST® products and services in Brazil.  NTIC has strategically focused its sales efforts for ZERUST® products and services on customers with sizeable corrosion problems in industry sectors that offer sizable growth opportunities, including the oil and gas sector.  NTIC’s consolidated net sales for fiscal 2013 included $2,394,486 of sales made by Zerust Brazil, and of those sales, $537,268 in sales were made to the oil and gas industry sector in Brazil.  Overall demand for ZERUST® products and services depends heavily on the overall health of the markets in which NTIC sells its products, including in particular the automotive market.

During fiscal 2013, 9.1% of NTIC’s consolidated net sales were derived from sales of Natur-Tec® products compared to 7.9% during fiscal 2012.  Net sales of Natur-Tec® products increased 12.9% during fiscal 2013 compared to fiscal 2012.  This increase was due primarily to increased sales to NTIC’s Natur-Tec® distributors in the United States.  Additionally, NTIC continues to target key regional and national retailers through independent sales agents.  Demand for the Natur-Tec® products depends primarily on market acceptance and the reach of NTIC’s distribution network

Cost of goods sold as a percentage of net sales increased to 68.8% during fiscal 2013 compared to 63.8% during fiscal 2012 primarily as a result of higher sales during fiscal 2012 of ZERUST® products for the oil and gas industry which carry higher margins than other ZERUST® products and increased expenses during fiscal 2013 associated with the production and shipping of ZERUST® products to a new customer.  The increase in production expenses was temporary and normalized during the fourth quarter of fiscal 2013.

NTIC’s equity in income of joint ventures decreased 5.1% to $5,237,711 in fiscal 2013 compared to $5,519,795 during fiscal 2012 and NTIC recognized a 59.1% increase in fees for services provided to joint ventures during fiscal 2013 compared to fiscal 2012.  The decrease in equity in income of joint ventures and the increase in fees for services provided to joint ventures were primarily a result of NTI Asean, which was consolidated in fiscal 2013, but not in fiscal 2012.  Fees for services provided are a function of the net sales of NTIC’s joint ventures which were $113,189,068 during fiscal 2013 compared to $111,830,961 during fiscal 2012.  Total net sales of NTIC’s joint ventures were adversely affected in part by the European economic slowdown, which NTIC believes adversely affected the net sales of NTIC’s European joint ventures, as well as certain of NTIC’s other non-European joint ventures, and the weakening of the Euro and other currencies compared to the U.S. dollar.

NTIC’s total operating expenses increased 6.0% during fiscal 2013 compared to fiscal 2012 primarily as a result of an increase in selling expenses and expenses incurred in support of joint ventures, and reflected NTIC’s overall efforts to support its new business.  NTIC incurred $3,815,515 in research and development expense during fiscal 2013 as compared to $3,875,581 during fiscal 2012.   NTIC anticipates that it will spend between $3,800,000 and $4,000,000 in total during fiscal 2014 on research and development activities related to its new technologies.  This estimate is net of anticipated reimbursements related to certain research and development contracts.

Net income attributable to NTIC decreased 2.4% to $3,366,894, or $0.75 per diluted common share, for fiscal 2013 compared to $3,448,196, or $0.78 per diluted common share, for fiscal 2012.  This decrease was primarily the result of a decrease in gross profit, partially offset by an increase in fees for services provided to joint ventures and NTIC’s receipt of $750,000 in life insurance proceeds as a result of the death of a former NTIC officer.  NTIC anticipates that its quarterly net income will remain subject to significant volatility primarily due to the sales performance of its joint ventures and sales of its ZERUST® products and services into the oil and gas industry. Each of these fluctuates more on a quarterly basis than the traditional ZERUST® business in North America.

NTIC’s working capital was $13,270,452 at August 31, 2013, including $4,314,258 in cash and cash equivalents, compared to $10,060,081 at August 31, 2012, including $4,137,547 in cash and cash equivalents.

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

Fees for Services Provided To Joint Ventures.  NTIC provides certain services to its joint ventures including consulting, legal, travel, insurance, technical and marketing services.  NTIC receives fees for these services it provides to its joint ventures based primarily on the net sales by NTIC’s joint ventures, the latter of which are not included in NTIC’s net sales reflected on NTIC’s consolidated statements of operations.  The fees for services received by NTIC from its joint ventures are generally determined based on either a flat fee or a percentage of net sales by NTIC’s joint ventures depending on local laws and tax regulations.  With respect to EXCOR, NTIC receives an agreed upon fixed quarterly fee for such services.  With respect to NTIC’s joint venture in China, NTI Asean receives a fee for such services, and ultimately NTI Asean pays a dividend to NTIC based on the timing of these payments.  NTIC records revenue related to fees for services provided to joint ventures when earned, amounts are determinable and collectability is reasonably assured.  Under NTIC’s agreements with its joint ventures in which the fees for services is described, fees are earned when the joint venture recognizes the revenue.

NTIC sponsors a worldwide joint venture conference periodically in which all of NTIC’s joint ventures are invited to participate.  It is anticipated that the next joint venture conference will be held in the summer of 2014.  NTIC defers a portion of its fees for services provided to joint ventures in each accounting period leading up to the next conference, reflecting that NTIC has not fully earned the payments received during that period.  The amount deferred is based on the historical experience of NTIC, current conditions and the intentions of NTIC’s management.  The costs associated with these joint venture conferences are offset against the deferral as incurred, generally in the period in which the conference is held and immediately before.

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

Interest Expense.  Interest expense results primarily from interest associated with NTIC’s term loan with PNC Bank, National Association (PNC Bank) and any borrowings under NTIC’s line of credit with PNC Bank.

Income Tax Expense.  Income tax expense includes federal income taxes, income tax of consolidated entities in foreign jurisdictions, state income tax and changes to NTIC’s deferred tax valuation allowance.  NTIC utilizes the liability method of accounting for income taxes which requires an asset and liability approach to financial accounting and reporting for income taxes.  Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  NTIC records a tax valuation allowance when it is more likely than not that some portion or all of its deferred tax assets will not be realized.  NTIC makes this determination based on all available evidence, including historical data and projections of future results.  Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Results of Operations

Fiscal Year 2013 Compared to Fiscal Year 2012

The following table sets forth NTIC’s results of operations for fiscal 2013 and fiscal 2012.
	Fiscal 2013	% of Net Sales	Fiscal 2012	% of Net Sales	$ Change	% Change
Net sales, excluding joint ventures	$19,724,205	87.7%	$20,227,719	88.8%	$(503,514)	(2.5)%
Net sales, to joint ventures	2,777,659	12.3%	2,553,934	11.2%	223,725	8.8%
Cost of goods sold	15,473,212	68.8%	14,528,785	63.8%	944,427	6.5%
Equity in income of joint ventures	5,237,711	23.3%	5,519,795	24.2%	(282,084)	(5.1)%
Fees for services provided to joint ventures	7,352,980	32.7%	4,622,912	20.3%	2,730,068	59.1%
Selling expenses	4,845,676	21.5%	4,585,901	20.1%	259,775	5.7%
General and administrative expenses	4,605,979	20.5%	4,309,410	18.9%	296,569	6.9%
Expenses incurred in support of joint ventures	1,387,197	6.2%	1,054,914	4.6%	332,283	31.5%
Research and development expenses	3,815,515	17.0%	3,875,581	17.0%	(60,066)	(1.5)%

Net Sales.  NTIC’s consolidated net sales decreased 1.2% to $22,501,864 during fiscal 2013 compared to fiscal 2012.  NTIC’s consolidated net sales to unaffiliated customers excluding NTIC’s joint ventures decreased 2.5% to $19,724,205 during fiscal 2013 compared to fiscal 2012.  These decreases were primarily a result of decreases in sales of ZERUST® rust and corrosion inhibiting packaging products and services in Brazil.  Net sales to joint ventures increased 8.8% to $2,777,659 in fiscal 2013 compared to fiscal 2012.  This increase was due primarily to the increase in sales of the joint ventures.

The following table sets forth NTIC’s net sales by product segment for fiscal 2013 and fiscal 2012:

	Fiscal 2013	Fiscal 2012	$ Change	% Change
ZERUST® net sales	$20,457,198	$20,971,275	$(514,077)	(2.5)%
Natur-Tec® net sales	2,044,666	1,810,378	234,288	12.9%
Total net sales	$22,501,864	$22,781,653	$(279,789)	(1.2)%

During fiscal 2013, 90.9% of NTIC’s consolidated net sales were derived from sales of ZERUST® products and services, which decreased 2.5% to $20,457,198 during fiscal 2013 compared to $20,971,275 during fiscal 2012, due primarily from decreases in sales of ZERUST® products and services in Brazil as noted above.  NTIC has strategically focused its sales efforts for ZERUST® products and services on customers with sizeable corrosion problems in industry sectors that offer sizable growth opportunities, including the oil and gas sector.

NTIC’s consolidated net sales during fiscal 2013 included $2,394,486 of sales made by Zerust Brazil, and of those sales, $537,268 in sales were made to the oil and gas industry sector in Brazil compared to $4,543,982 of sales made by Zerust Brazil during fiscal 2012, including sales of $2,466,000 to the oil and gas industry sector in Brazil.  NTIC anticipates that its sales of ZERUST® products and services into the oil and gas industry will remain subject to significant volatility from quarter to quarter as sales are converted and purchase orders are filled.

During fiscal 2013, 9.1% of NTIC’s consolidated net sales were derived from sales of Natur-Tec® products, which increased 12.9% to $2,044,666 during fiscal 2013 compared to $1,810,378 in fiscal 2012.  This increase was due primarily to increased sales to NTIC’s Natur-Tec® distributors in the United States.  Additionally, NTIC continues to target key regional and national retailers through independent sales agents.  Demand for the Natur-Tec® products depends primarily on market acceptance and the reach of NTIC’s distribution network.  Because of the typical size of individual orders and overall size of NTIC’s net sales derived from sales of Natur-Tec® products, the timing of one or more orders can affect materially NTIC’s quarterly sales of Natur-Tec® products and the comparisons to prior year quarters.

Cost of Goods Sold.  Cost of goods sold increased 6.5% in fiscal 2013 compared to fiscal 2012 primarily as a result of the increase in net sales of its Natur-Tec® resin compounds and finished products and ZERUST® products to traditional customers, partially offset by decrease in sales of ZERUST® products and services sold into the oil and gas industry, which are generally sold at greater margins than traditional ZERUST® products and services.  Cost of goods sold as a percentage of net sales increased to 68.8% during fiscal 2013 compared to 63.8% during fiscal 2012 primarily as a result of decreased sales during fiscal 2013 of ZERUST® products for the oil and gas industry which carry higher margins than other traditional ZERUST® products and increased expenses during fiscal 2013 associated with the production and shipping of ZERUST® products to a new customer.  The increase in production expenses was temporary and normalized during the fourth quarter of fiscal 2013.

Equity in Income of Joint Ventures.  NTIC’s equity in income of joint ventures decreased 5.1% to $5,237,711 during fiscal 2013 compared to equity in income of joint ventures of $5,519,795 during fiscal 2012.  Of the total equity in income of joint ventures, NTIC had equity in income of joint ventures of $3,507,057 attributable to EXCOR during fiscal 2013 compared to $3,318,213 attributable to EXCOR during fiscal 2012.  Of the total equity in income of joint ventures, NTIC had equity in income of joint ventures of $579,376 attributable to NTIC’s joint venture in China during fiscal 2013 compared to $486,370 attributable to NTIC’s joint venture in China during fiscal 2012.  NTIC had equity in income of all other joint ventures of $1,151,278 during fiscal 2013 compared to $1,715,222 during fiscal 2012.

Fees for Services Provided to Joint Ventures.  NTIC recognized fee income for services provided to joint ventures of $7,352,980 during fiscal 2013 compared to $4,622,912 during fiscal 2012, representing an increase of 59.1%.  This increase was primarily a result of the consolidation of NTI Asean’s fees for services which are included in fiscal 2013, but not in fiscal 2012.  Fee income for services provided to joint ventures are a function of the sales made by NTIC’s joint ventures, which were $113,189,068 during fiscal 2013 compared to $111,830,961 during fiscal 2012.  Total net sales of NTIC’s joint ventures were adversely affected in part by the European economic slowdown, which NTIC believes also adversely affected net sales of certain of NTIC’s other non-European joint ventures, as well as the weakening of the EURO and other currencies compared to the U.S. dollar.  Sales of NTIC’s joint ventures are not included in NTIC’s product sales and are not combined with NTIC’s sales in NTIC’s consolidated financial statements or in any description of NTIC’s sales.

Of the total fee income for services provided to its joint ventures, fees of $1,004,958 were attributable to EXCOR during fiscal 2013 compared to $994,347 attributable to EXCOR during fiscal 2012.  Fees of $2,063,369 were attributable to NTIC’s joint venture in China during fiscal 2013 compared to $0 during fiscal 2012.  NTI Asean is consolidated in fiscal 2013, but not in fiscal 2012. NTIC received fee income for services provided to all of its other joint ventures of $4,284,653 during fiscal 2013 compared to $3,628,565 during fiscal 2012.

Selling Expenses.  NTIC’s selling expenses increased 5.7% in fiscal 2013 compared to fiscal 2012 due to increases in compensation and employee benefits, lab testing related expenses, commission expenses, travel and related expenses, and consulting expenses and selling expenses incurred at Zerust Brazil.  Selling expenses as a percentage of net sales increased to 21.5% in fiscal 2013 compared to 20.1% in fiscal 2012 primarily due to the decrease in net sales and the increase in selling expenses, as previously described.

General and Administrative Expenses.  NTIC’s general and administrative expenses increased by 6.9% in fiscal 2013 compared to fiscal 2012 due to increases in consulting  and employee expenses.  As a percentage of net sales, general and administrative expenses increased to 20.5% for fiscal 2013 from 18.9% in fiscal 2012 due primarily to the decrease in net sales, partially offset by the increase in general and administrative expenses, as previously described.

Expenses Incurred in Support of Joint Ventures.  Expenses incurred in support of NTIC’s joint ventures were $1,387,197 during fiscal 2013 compared to $1,054,914 during fiscal 2012, representing an increase of 31.5%.  This increase was due primarily to increased compensation and benefits expenses associated with increased headcount.

Research and Development Expenses.  NTIC’s research and development expenses decreased 1.5% in fiscal 2013 compared to fiscal 2012.   This decrease was primarily due to decreases in consulting expenses partially offset by increased reimbursements related to certain research and development contracts.

Interest Income.  NTIC’s interest income decreased to $34,614 in fiscal 2013 compared to $54,652 in fiscal 2012 primarily due to changes in cash balances of Zerust Brazil and NTI Asean earning interest.

Interest Expense.  NTIC’s interest expense increased to $52,215 in fiscal 2013 compared to $29,388 in fiscal 2012 primarily due to increased average outstanding debt levels of Zerust Brazil during fiscal 2013.

Income Before Income Tax Expense.  Income before income tax expense increased to $5,617,501 for fiscal 2013 compared to $4,616,646 for fiscal 2012.

Income Tax Expense.  Income tax expense was $864,000 for fiscal 2013 compared to $1,041,000 during fiscal 2012 for an effective rate of 15.4% and 22.3% respectively.   NTIC’s annual effective income tax rate during fiscal 2013 and fiscal 2012 was lower than the statutory rate primarily because  NTIC’s equity in income of joint ventures is recognized on after-tax earnings of these entities.  To the extent undistributed earnings of NTIC’s joint ventures are distributed to NTIC, it is not expected to result in any material additional income tax liability after the application of foreign tax credits. NTIC records a tax valuation allowance when it is more likely than not that some portion or all of its deferred tax assets will not be realized to reduce deferred tax assets to the amount expected to be realized.  NTIC determined based on all available evidence, including historical data and projections of future results, that it is more likely than not that all of its deferred tax assets, except for its foreign tax credit carryforwards and Minnesota state research and development credit carryforwards, will be fully realized.  In addition, NTIC determined based upon all available evidence, including new IRS guidance, historical results, projected future taxable income and foreign tax credit utilization, that it was not more likely than not that the federal research and development credits would be utilized during the carryforward period and as a result, a valuation allowance was recorded against all of NTIC’s federal research and development credits.  In addition, NTIC continues to believe that its deferred tax asset related to foreign tax credit carryforwards will not be realized due to insufficient federal taxable income within the carryforward period and the fact that for ordering purposes the foreign tax credit carryforwards are not allowed to be used until after any current year foreign tax credits are utilized.

NTIC considers the earnings of certain foreign joint ventures to be indefinitely invested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs. As a result, U.S. income and foreign withholding taxes have not been recognized on the cumulative undistributed earnings of $22,281,510 and $18,185,000 at August 31, 2013 and 2012, respectively.  To the extent undistributed earnings of NTIC’s joint ventures are distributed in the future, they are not expected to result in any material additional income tax liability after the application of foreign tax credits

Other Comprehensive Income - Foreign Currency Translations Adjustment.  The volatility of the foreign currency translations adjustment was due to the strengthening of the U.S. Dollar compared to the Euro and other foreign currencies during fiscal 2013 compared to fiscal 2012.

Liquidity and Capital Resources

Sources of Cash and Working Capital.  As of August 31, 2013, NTIC’s working capital was $13,270,452, including $4,314,258 in cash and cash equivalents, compared to working capital of $10,060,081, including $4,137,547 in cash and cash equivalents, as of August 31, 2012.

As of August 31, 2013, NTIC had a term loan with a principal amount of $933,414 from PNC Bank, National Association in connection with the purchase of NTIC’s corporate headquarters in September 2006.  The term loan matures on January 10, 2016, bears interest at an annual rate based on the daily LIBOR rate plus 2.15% and is payable in consecutive monthly installments equal to $6,343 (inclusive of principal but exclusive of interest).  The term loan is secured by a first lien on NTIC’s real property and assets.

As of August 31, 2013, NTIC had a revolving line of credit with PNC Bank of $3,000,000 with no amounts outstanding as of such date.  The line of credit is evidenced by an amended and restated committed line of credit note in the principal amount of up to $3,000,000.  The line of credit has a $1,200,000 standby letter of credit subfacility, with any standby letters of credit issued thereunder being at the sole discretion of PNC Bank.  Any standby letters of credit issued under the subfacility are subject to customary fees and charges payable by NTIC.  At the option of NTIC, outstanding advances under the line of credit bear interest at either (a) an annual rate based on LIBOR plus 2.15% for the applicable LIBOR interest period selected by NTIC or (b) at the rate publicly announced by PNC Bank from time to time as its prime rate.  Interest is payable in arrears (a) for the portion of advances bearing interest under the prime rate on the last day of each month during the term thereof and (b) for the portion of advances bearing interest under the LIBOR option on the last day of the respective LIBOR interest period selected for such advance.  Any unpaid interest is payable on the maturity date.  As of August 31, 2013, the interest rate on the line of credit was 2.82%.

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

On December 11, 2012, PNC Bank extended the maturity date of the line of credit from January 9, 2013 to January 8, 2014 and waived a technical covenant default by NTIC to deliver quarterly compliance certificates.  All other terms of the line of credit and the loan agreement and other documents evidencing the line of credit remain the same.  NTIC expects to remain in compliance with all loan agreement covenants during fiscal 2014.  It is anticipated that the maturity date of the line of credit will be extended again prior to the January 8, 2014 maturity date.

NTIC believes that a combination of its existing cash and cash equivalents, forecasted cash flows from future operations, anticipated distributions of earnings, anticipated fees to NTIC for services provided to its joint ventures, and funds available through existing or anticipated financing arrangements, will be adequate to fund its existing operations, investments in new or existing joint ventures, capital expenditures, debt repayments and any stock repurchases for at least the next 12 months.  During fiscal 2014, NTIC expects to continue to invest in research and development and in marketing efforts and resources into the application of its corrosion prevention technology into the oil and gas industry and its Natur-Tec® bio-plastics business.  In order to take advantage of such new product and market opportunities to expand its business and increase its revenues, NTIC may decide to finance such opportunities by borrowing under its revolving line of credit or raising additional financing through the issuance of debt or equity securities.  There is no assurance that any financing transaction will be available on terms acceptable to NTIC or at all, or that any financing transaction will not be dilutive to NTIC’s current stockholders.

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

Net cash used in operating activities during fiscal 2013 was $1,245,035, which resulted principally from NTIC’s equity in income from joint ventures and increases in receivables and inventories and a decrease in accounts payables, accrued liabilities and income taxes payable, partially offset by NTIC’s net income, depreciation and amortization.  Net cash used in operating activities during fiscal 2012 was $388,694 which resulted principally from NTIC’s equity in income from joint ventures and increases in receivables, inventories and prepaid expenses and a decrease in accounts payables, accrued liabilities and income taxes payable, partially offset by NTIC’s net income, depreciation and amortization.

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

NTIC experienced an increase in receivables and inventory as of August 31, 2013 compared to August 31, 2012 due primarily to an increase in net sales to joint ventures and in fees for services provided to joint ventures as previously described and a desire to stock more products to shorten lead times and anticipate customer demand.

Outstanding trade receivables excluding joint ventures as of August 31, 2013 increased $813,034 compared to August 31, 2012. Outstanding trade receivables excluding joint ventures balances as of August 31, 2013 increased 7 days to an average of 56 days from balances outstanding from these customers as of August 31, 2012.

Outstanding trade receivables from joint ventures as of August 31, 2013 increased $124,891 compared to August 31, 2012 primarily due to an increase in net sales to joint ventures and the timing of payments.  There was a decrease of outstanding balances from trade receivables from joint ventures as of August 31, 2013 of 10 days from an average of 130 days from balances outstanding from these customers compared to August 31, 2012.  The significant average days outstanding of trade receivables from joint ventures as of August 31, 2013 were primarily due to the receivable balance at NTIC’s joint ventures in India, Korea and China.

Outstanding receivables for fees for services provided to joint ventures as of August 31, 2013 increased $1,129,084 compared to August 31, 2012 primarily due to the increase in fees for services provided to joint ventures and the consolidation of NTI Asean in fiscal 2013, which resulted in an increase of 18 days of fees receivable outstanding as of August 31, 2013 to an average of 124 days compared to August 31, 2012.

Net cash provided by investing activities for fiscal 2013 was $3,025,187, which was comprised of dividends received from joint ventures and the effect of the NTI Asean consolidation on cash, partially offset by additions to property and equipment and additions to patents.  Net cash provided by investing activities during fiscal 2012 was $1,351,468, which was comprised of dividends received from joint ventures, partially offset by additions to property and equipment and additions to patents.

Net cash used in financing activities for fiscal 2013 was $1,563,867, which resulted from a dividend received by non-controlling interest and principal payments on the bank loan for NTIC’s corporate headquarters building, partially offset by proceeds from option exercises and NTIC’s employee stock purchase plan.  Net cash provided by financing activities during fiscal 2012 was $13,822, which resulted from proceeds from NTIC’s employee stock purchase plan, and, to a lesser extent, option exercises and, partially offset by principal payments on the bank loan for NTIC’s corporate headquarters buildings.

Capital Expenditures and Commitments.  NTIC has a lease agreement for approximately 17,000 square feet of office, manufacturing, laboratory and warehouse space in Beachwood, Ohio, requiring monthly payments of $17,500, which are adjusted annually according to the annual consumer price index, through November 2014.

NTIC spent approximately $1,488,059 on capital expenditures during fiscal 2013 and expects to spend an aggregate of approximately $400,000 to $600,000 on capital expenditures during fiscal 2014.  Anticipated capital expenditures for fiscal 2014 relate primarily to the expansion of NTIC’s laboratory facilities in Circle Pines, Minnesota and the purchase of new equipment.

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

At the option of NTIC, outstanding advances under NTIC’s $3,000,000 revolving line of credit with PNC Bank bear interest at either (a) an annual rate based on LIBOR plus 2.15% for the applicable LIBOR interest period selected by NTIC or (b) at the rate publicly announced by PNC Bank from time to time as its prime rate, and thus may subject NTIC to some market risk on interest rates.  As of August 31, 2013, NTIC had no borrowings under the line of credit.

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

Principles of Consolidation

NTIC evaluates its voting and variable interests in entities on a qualitative and quantitative basis.  NTIC consolidates entities in which it concludes it has the power to direct the activities that most significantly impact an entity’s economic success and has the obligation to absorb losses or the right to receive benefits that could be significant to the entity.  All such relationships are evaluated on an ongoing basis.  The consolidated financial statements include the accounts of Northern Technologies International Corporation, its wholly owned subsidiary, Northern Technologies Holding Company, LLC, and NTIC’s majority owned subsidiary in Brazil, Zerust Prevenção de Corrosão S.A., and NTIC’s majority owned holding company, NTI Asean LLC.  NTIC’s consolidated financial statements do not include the accounts of any of its joint ventures.

Investments in Joint Ventures and Recoverability of Investments in Joint Ventures

NTIC’s investments in its joint ventures are accounted for using the equity method.  NTIC assesses its joint ventures for impairment on an annual basis as of August 31 of each year as part of its fiscal year end analysis.  In addition to the annual review for impairment, NTIC reviews the operating results of each joint venture on a quarterly basis in comparison to its historical operating results and its accrual for fees for services provided to joint ventures.  If the operating results of a joint venture do not meet NTIC’s financial performance expectations, an additional evaluation is performed on the joint venture.  In addition to the annual assessments for impairment, non-periodic assessments for impairment may occur if cash remittances are less than accrued balances, a joint venture’s management requests capital or other events occur suggesting an other than temporary decline in value.  If an investment were determined to be impaired, then a reserve would be created to reflect the impairment on the financial results of NTIC.  NTIC’s evaluation of its investments in joint ventures requires NTIC to make assumptions about future cash flows of its joint ventures.  These assumptions require significant judgment and actual results may differ from assumed or estimated amounts.  NTIC’s investments in joint ventures were $24,702,981 as of August 31, 2013 and $21,461,492 as of August 31, 2012.

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

Payment terms for NTIC’s unaffiliated customers are determined based on credit risk and vary by customer.  NTIC typically offers standard payments terms to unaffiliated customers of net 30 days.  Payment terms for NTIC’s joint ventures also are determined based on credit risk; however, additional consideration also is given to the individual joint venture due to the transportation time associated with ocean delivery of most products and certain other factors.  NTIC typically offers payment terms to joint ventures of net 90 days.  NTIC does not accrue interest on past due accounts receivable.  NTIC reviews the credit histories of its customers, including its joint ventures, before extending unsecured credit. NTIC values accounts and notes receivable, net of an allowance for doubtful accounts.  Each quarter, NTIC prepares an analysis of its ability to collect outstanding receivables that provides a basis for an allowance estimate for doubtful accounts.  In doing so, NTIC evaluates the age of its receivables, past collection history, current financial conditions of key customers and its joint ventures, and economic conditions. Based on this evaluation, NTIC establishes a reserve for specific accounts and notes receivable that it believes are uncollectible, as well as an estimate of uncollectible receivables not specifically known.  Deterioration in the financial condition of any key customer or joint venture or a significant slowdown in the economy could have a material negative impact on NTIC’s ability to collect a portion or all of the accounts and notes receivable.  NTIC believes that an analysis of historical trends and its current knowledge of potential collection problems provide NTIC with sufficient information to establish a reasonable estimate for an allowance for doubtful accounts.  However, since NTIC cannot predict with certainty future changes in the financial stability of its customers or joint ventures, NTIC’s actual future losses from uncollectible accounts may differ from its estimates.  In the event NTIC determined that a smaller or larger uncollectible accounts reserve is appropriate, NTIC would record a credit or charge to selling expense in the period that it made such a determination.  Accounts receivable have been reduced by an allowance for uncollectible accounts of $20,000 as of August 31, 2013 and August 31, 2012.

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

NTIC (excluding Zerust Brazil, NTI Asean and its joint ventures) conducts all foreign transactions based on the U.S. dollar.  Since NTIC’s investments in its joint ventures are accounted for using the equity method, any changes in foreign currency exchange rates would be reflected as a foreign currency translation adjustment and would not change the equity in income of joint ventures reflected in NTIC’s consolidated statement of operations.

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

We have audited the accompanying consolidated balance sheets of Northern Technologies International Corporation and Subsidiaries as of August 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northern Technologies International Corporation and Subsidiaries as of August 31, 2013 and 2012 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Baker Tilly Virchow Krause, LLP
Minneapolis, Minnesota
November 22, 2013

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - AUGUST 31, 2013 AND 2012

	August 31, 2013	August 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,314,258	$4,137,547
Receivables:
Trade excluding joint ventures, less allowance for doubtful accounts of $20,000 at August 31, 2013 and 2012	3,329,995	2,516,961
Trade joint ventures	859,434	734,543
Fees for services provided to joint ventures	2,446,017	1,316,933
Income taxes	144,939	58,129
Inventories	5,111,549	4,151,197
Prepaid expenses	258,765	548,331
Deferred income taxes	467,548	596,085
Total current assets	16,932,505	14,059,726

PROPERTY AND EQUIPMENT, net	5,323,612	4,288,618

OTHER ASSETS:
Investments in joint ventures	24,702,981	21,461,492
Deferred income taxes	1,034,212	1,030,610
Patents and trademarks, net	1,060,639	961,181
Other	—	76,000
Total other assets	26,797,832	23,529,283
Total assets	$49,053,949	$41,877,627

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of note payable (Note 8)	$76,119	$76,120
Accounts payable	1,830,729	1,818,309
Income tax payable	—	—
Accrued liabilities:
Payroll and related benefits	1,277,942	1,565,866
Deferred joint venture royalties	288,000	288,000
Other	189,263	251,350
Total current liabilities	3,662,053	3,999,645

NOTE PAYABLE, NET OF CURRENT PORTION (Note 8)	857,295	933,413

COMMITMENTS AND CONTINGENCIES (Note 16)

EQUITY:
Preferred stock, no par value; authorized 10,000 shares; none issued and outstanding	—	—
Common stock, $0.02 par value per share; authorized 10,000,000 shares; issued and outstanding 4,432,036 and 4,421,636, respectively	88,641	88,073
Additional paid-in capital	11,701,942	11,130,966
Retained earnings	28,626,928	25,260,034
Accumulated other comprehensive income	316,161	277,583
Stockholders’ equity	40,733,672	36,756,656
Non-controlling interests	3,800,929	187,913
Total equity	44,534,601	36,944,569
Total liabilities and equity	$49,053,949	$41,877,627

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED AUGUST 31, 2013 AND 2012

	2013	2012
NET SALES:
Net sales, excluding joint ventures	$19,724,205	$20,227,719
Net sales, to joint ventures	2,777,659	2,553,934
Total net sales	22,501,864	22,781,653

Cost of goods sold	15,473,212	14,528,785
Gross profit	7,028,652	8,252,868

JOINT VENTURE OPERATIONS:
Equity in income of joint ventures	5,237,711	5,519,795
Fees for services provided to joint ventures	7,352,980	4,622,912
Total joint venture operations	12,590,691	10,142,707

OPERATING EXPENSES:
Selling expenses	4,845,676	4,585,901
General and administrative expenses	4,605,979	4,309,410
Expenses incurred in support of joint ventures	1,387,197	1,054,914
Research and development expenses	3,815,515	3,875,581
Total operating expenses	14,654,367	13,825,806

OPERATING INCOME	4,964,976	4,569,769

INTEREST INCOME	34,614	54,652
INTEREST EXPENSE	(52,215)	(29,388)
OTHER INCOME	670,126	21,613

INCOME BEFORE INCOME TAX EXPENSE	5,617,501	4,616,646

INCOME TAX EXPENSE	864,000	1,041,000

NET INCOME	4,753,501	3,575,646

NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	1,386,607	127,450

NET INCOME ATTRIBUTABLE TO NTIC	$3,366,894	$3,448,196

NET INCOME ATTRIBUTABLE TO NTIC PER COMMON SHARE:
Basic	$0.76	$0.79
Diluted	$0.75	$0.78

WEIGHTED AVERAGE COMMON SHARES ASSUMED OUTSTANDING:
Basic	4,421,636	4,391,424
Diluted	4,475,895	4,451,594

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED AUGUST 31, 2013 AND 2012

	2013	2012
NET INCOME
	$4,753,501	$3,575,646
OTHER COMPREHENSIVE INCOME (LOSS) – FOREIGN CURRENCY TRANSLATION ADJUSTMENT	56,909	(2,250,689)

COMPREHENSIVE INCOME (LOSS)	4,810,410	1,324,957

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	1,404,938	96,118

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NTIC	$3,405,472	$1,228,839

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY - AUGUST 31, 2013 AND 2012

	STOCKHOLDERS’ EQUITY
	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Non- Controlling	Total
	Shares	Amount	Capital	Earnings	Income	Interests	Equity

BALANCE AT AUGUST 31, 2011	4,353,058	$87,061	$10,137,809	$21,811,838	$2,496,940	$91,795	$34,625,443

Stock issued in lieu of accrued payroll	42,707	855	614,977	-	-	-	615,832
Exercise of stock options	3,966	79	34,452	-	-	-	34,531
Stock issued for employee stock purchase plan	3,925	78	55,332	-	-	-	55,410
Stock option expense	-	-	288,396	-	-	-	288,396
Comprehensive Income	-	-	-	3,448,196	(2,219,357)	96,118	1,324,957

BALANCE AT AUGUST 31, 2012	4,403,656	88,073	11,130,966	25,260,034	277,583	187,913	36,944,569

Exercise of stock options	22,171	444	207,910	-	-	-	208,354
Stock issued for employee stock purchase plan	6,209	124	56,615	-	-	-	56,739
Stock option expense	-	-	306,451	-	-	-	306,451
Effect of Asean Consolidation (Note 3)	-	-	-	-	-	3,960,920	3,960.920
Dividend received by non-controlling interest	-	-	-	-	-	(1,752,842)	(1,752,842)
Comprehensive Income	-	-	-	3,366,894	38,578	1,404,938	4,810,410

BALANCE AT AUGUST 31, 2013	4,432,036	$88,641	$11,701,942	$28,626,928	$316,161	$3,800,929	$44,534,601

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED AUGUST 31, 2013 and 2012

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,753,501	$3,575,646
Adjustments to reconcile net income to net cash used in operating activities:
Expensing of fair value of stock options vested	306,451	288,396
Depreciation expense	435,678	351,118
Amortization expense	71,405	128,921
Loss on disposal of assets	84,396	870
Equity in income of joint ventures	(5,237,711)	(5,519,795)
Deferred income taxes	124,935	5,605
Receivables:
Trade, excluding joint ventures	(894,888)	(156,979)
Trade, joint ventures	(124,891)	415,123
Fees for services provided to joint ventures	213,002	812,978
Income taxes	(98,427)	(61,144)
Inventories	(1,017,188)	(365,800)
Prepaid expenses and other	363,337	(220,837)
Accounts payable	78,623	(123,512)
Income tax payable	8,435	(165,308)
Accrued liabilities	(311,693)	646,024
Net cash used in operating activities	(1,245,035)	(388,694)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint ventures	—	(484,545)
Dividends received from joint ventures	3,155,737	3,060,545
Additions to property and equipment	(1,488,059)	(1,037,468)
Effect of NTI Asean consolidation on cash (Note 2)	1,612,768	—
Additions to patents	(255,259)	(187,064)
Net cash provided by investing activities	3,025,187	1,351,468

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable	(76,119)	(76,119)
Dividend received by non-controlling interest	(1,752,842)	—
Proceeds from employee stock purchase plan	56,739	55,410
Proceeds from exercise of stock options	208,354	34,531
Net cash provided by financing activities	(1,563,867)	13,822

EFFECT OF EXCHANGE RATE CHANGES ON CASH:	(39,574)	(105,411)

NET INCREASE IN CASH AND CASH EQUIVALENTS	176,711	871,185
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	4,137,547	3,266,362

CASH AND CASH EQUIVALENTS AT END OF YEAR	$4,314,258	$4,137,547

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED AUGUST 31, 2013 AND 2012

1.           NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business – Northern Technologies International Corporation and Subsidiaries (the Company) develops and markets proprietary environmentally beneficial products and services in over 60 countries either directly or via a network of joint ventures, independent distributors and agents.  The Company’s primary business is corrosion prevention marketed mainly under the ZERUST® brand.  The Company has been selling its proprietary ZERUST® rust and corrosion inhibiting products and services to the automotive, electronics, electrical, mechanical, military and retail consumer markets for over 35 years, and more recently, has targeted and expanded into the oil and gas industry.  The Company also sells a portfolio of bio-based and biodegradable (compostable) polymer resin compounds and finished products marketed under the Natur-Tec® brand.  These products are intended to reduce the Company’s customers’ carbon footprint and provide environmentally sound disposal options.

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

Principles of Consolidation - The Company evaluates its voting and variable interests in entities on a qualitative and quantitative basis.  The Company consolidates entities when it has the power to direct the activities that most significantly impact an entity’s economic success and has the obligation to absorb losses or the right to receive benefits that could be significant to the entity.  All such relationships are evaluated on an ongoing basis.  The consolidated financial statements include the accounts of Northern Technologies International Corporation, its wholly owned subsidiary, Northern Technologies Holding Company, LLC, and its majority owned subsidiary in Brazil, Zerust Prevenção de Corrosão S.A.  (Zerust Brazil) and, effective September 1, 2012, majority owned holding company, NTI ASEAN LLC (NTI Asean).  All significant intercompany transactions and balances have been eliminated in consolidation.  The consolidated financial statements do not include the accounts of any of the Company’s joint ventures.

Noncontrolling interest – The Company owns 85% of Zerust Brazil.  The remaining 15% is accounted for as a noncontrolling interest and reported as part of equity in the consolidated financial statements.  Effective September 1, 2012, the Company owns 60% of NTI Asean.  The remaining 40% is accounted for as a noncontrolling interest and reported as part of equity in the consolidated financial statements.  The Company allocates gains and losses to the noncontrolling interest even when such allocation might result in a deficit balance, reducing the losses attributed to the controlling interest, changes in ownership interests are treated as equity transactions if control is maintained.

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

Deferred Joint Venture Revenue – The Company periodically sponsors a worldwide joint venture conference, in which all of its joint ventures are invited to participate.  It defers a portion of its service fees received from its joint ventures in each accounting period leading up to the next conference, reflecting that the Company has not earned portions of the payments received.  It is anticipated that the next joint venture conference will be held in the summer of 2014.  At both August 31, 2013 and 2012, the Company had deferred $288,000 of joint venture fees for services related to this future conference, which represents the amount that the Company expects to spend to hold the conference.  This amount is based on the historical experience of the Company, current conditions, and the intentions of the Company’s management.  The Company does not anticipate deferring any additional service fees until after the next conference.

Accounts Receivable – Payment terms for the Company’s unaffiliated customers are determined based on credit risk and vary by customer.  The Company typically offers standard payment terms to unaffiliated customers of net 30 days.  The Company does not accrue interest on past due accounts receivable.  The Company reviews the credit histories of its customers before extending unsecured credit. The Company presents accounts and notes receivable, net of an allowance for doubtful accounts.  Each quarter, the Company prepares an analysis of its ability to collect outstanding receivables that provides a basis for an allowance estimate for doubtful accounts.  In doing so, the Company evaluates the age of its receivables, past collection history, current financial conditions of key customers and its joint ventures, and economic conditions.  Based on this evaluation, the Company establishes a reserve for specific accounts and notes receivable that it believes are uncollectible, as well as an estimate of uncollectible receivables not specifically known.  The Company believes that an analysis of historical trends and its current knowledge of potential collection problems provide the Company with sufficient information to establish a reasonable estimate for an allowance for doubtful accounts.  In the event the Company determined that a smaller or larger uncollectible accounts reserve is appropriate, the Company would record a credit or charge to selling expense in the period that it made such a determination.  Accounts receivable have been reduced by an allowance for uncollectible accounts of $20,000 at both August 31, 2013 and 2012.  Accounts are considered past due based on terms agreed upon between the Company and the customer.  Accounts receivable are written-off only after all collection attempts have failed and are based on individual credit evaluation and specific circumstances of the customer.

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

Buildings and improvements (in years)	5	-	30
Machinery and equipment (in years)	3	-	10

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

The Company (excluding Zerust Brazil, NTI Asean and its joint ventures) conducts all foreign transactions based on the U.S. dollar.  Since investments in joint ventures are accounted for using the equity method, any changes in foreign currency exchange rates are reflected as a foreign currency translation adjustment and does not change the equity in income of joint ventures reflected in the Company’s consolidated statements of operations.

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

Research and Development - The Company expenses all costs related to product research and development as incurred.   The costs related to product research and development are the net amount after being reduced by reimbursements related to certain research and development contracts of $274,728 and $365,940 for fiscal 2013 and fiscal 2012, respectively.  The Company accrues proceeds received under such contracts and offsets research and development expenses incurred in equal installments over the timelines associated with completion of the contracts’ specific objectives and milestones. At August 31, 2013 and 2012, the Company had $0 and $96,861, respectively, of deferred amounts in other accrued liabilities as the Company had not yet performed under the obligations of the contract at that time.

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

2.           RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

During February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-02: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account (for example, inventory) instead of directly to income or expense in the same reporting period. The Company adopted ASU 2013-02 beginning with the first quarter of fiscal 2013. There was no impact on the Company’s financial statements during fiscal 2013.

In March 2013, the FASB issued ASU No. 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” (“ASU 2013-05”), which resolves diversity in practice regarding the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity. The amendments in ASU 2013-05 are effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The adoption of ASU 2013-05 will not have a material impact on the Company’s financial position or results of operations.

In July 2013, the FASB issued ASU No. 2013-11: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which requires unrecognized tax benefits to be presented as a decrease in a net operating loss, similar tax loss or tax credit carryforward if certain criteria are met. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of ASU 2013-11 is not expected to have a material impact on the Company’s consolidated financial statements during fiscal 2014.

3.           NTI ASEAN

NTI ASEAN LLC (NTI Asean) is an entity that holds investments in eight entities operating in the Association of Southeast Asian Nations (ASEAN) region, including the following countries: China, Indonesia, Korea, Malaysia, Philippines, Singapore, Taiwan and Thailand.

Prior to September 1, 2012, the Company owned 50% of the equity and voting rights of NTI Asean and accounted for its investment using the equity method, as its ownership was considered to be less than a majority.  On September 1, 2012, the Company obtained an additional 10% ownership interest in NTI Asean in exchange for a license agreement, and thereafter holds 60% of the equity and voting rights of NTI Asean.

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

The following is a summary of certain line items of the Company’s consolidated statement of operations for the fiscal year ended August 31, 2012 as reported and on a pro forma basis, assuming the consolidation of NTI Asean on the Company’s consolidated financial statements as of the beginning of such period:

	As Reported	NTI Asean	Eliminated in Consolidation	Pro Forma
Net sales	$22,781,653	$—	$—	$22,781,653
Cost of goods sold	14,528,785	—	—	14,528,785
Gross profit	8,252,868	—	—	8,252,868
Joint venture operations	10,142,707	3,395,354	(1,414,248)	12,123,813
Operating expenses	13,825,806	185,700	—	14,011,506
Operating income	4,569,769	3,209,654	(1,414,248)	6,365,175
Income before income tax expense	4,616,646	3,209,654	(1,414,248)	6,412,052
Income tax expense	1,041,000	381,466	—	1,422,466
Net income	3,575,646	2,828,188	(1,414,248)	4,989,586
Net income attributable to non-controlling interest	127,450	(1,131,275)	—	(1,003,825)
Net income attributable to NTIC	3,448,196	1,696,913	(1,414,248)	3,730,861
Net income per common diluted share	$0.78	$0.38	$(0.32)	$0.84

4.           INVENTORIES

Inventories consisted of the following:
	August 31, 2013	August 31, 2012
Production materials	$1,096,693	$1,462,615
Finished goods	4,014,856	2,688,582
	$5,111,549	$4,151,197

5.           PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:
	August 31, 2013	August 31, 2012
Land	$310,365	$310,365
Buildings and improvements	4,613,879	3,406,674
Machinery and equipment	3,189,671	2,908,021
	8,113,915	6,625,060
Less accumulated depreciation	(2,790,303)	(2,336,442)
	$5,323,612	$4,288,618

6.           PATENTS AND TRADEMARKS, NET

Patents and trademarks, net consisted of the following:

	August 31, 2013	August 31, 2012
Patents and trademarks	$2,064,128	$1,945,785
Less accumulated amortization	(1,003,489)	(984,604)
	$1,060,639	$961,181

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

Financial information from the audited and unaudited financial statements of the Company’s joint venture in Germany, Excor Korrosionsschutz – Technologien und Produkte GmbH (EXCOR), China, NTI Asean and all of the Company’s other joint ventures, are summarized as follows:

	August 31, 2013
	TOTAL	EXCOR	China	All Other
Current assets	$63,052,410	$25,955,136	$11,200,355	$25,896,919
Total assets	68,417,142	28,391,787	11,226,755	28,798,600
Current liabilities	16,107,597	3,572,004	3,080,118	9,455,475
Noncurrent liabilities	2,488,057	—	871,886	1,616,171
Joint ventures’ equity	49,821,488	24,819,783	7,274,751	17,726,954
Northern Technologies International Corporation’s share of joint ventures’ equity	24,702,981	12,409,893	3,637,375	8,655,713
Northern Technologies International Corporation's share of joint ventures' undistributed earnings	$22,281,510	$12,378,988	$3,587,375	$6,315,147

	August 31, 2012
	TOTAL	EXCOR	NTI ASEAN	All Other
Current assets	$61,973,725	$24,357,139	$15,358,967	$22,257,619
Total assets	68,585,974	26,620,589	15,522,456	26,442,929
Current liabilities	18,686,181	4,749,574	5,763,857	8,172,750
Noncurrent liabilities	4,700,458	—	1,055,965	3,644,493
Joint ventures’ equity	45,199,335	21,871,015	8,702,634	14,625,686
Northern Technologies International Corporation’s share of joint ventures’ equity	21,461,492	10,935,509	3,685,404	6,840,579
Northern Technologies International Corporation's share of joint ventures' undistributed earnings	$19,403,150	$10,904,604	$3,314,445	$5,184,101

	Fiscal Year Ended August 31, 2013
	TOTAL	EXCOR	China	All Other
Net sales	$113,189,068	$36,476,544	$15,161,289	$61,551,235
Gross profit	52,058,609	19,470,322	7,153,395	25,434,891
Net income	10,650,542	7,009,897	1,157,995	2,482,650
Northern Technologies International Corporation’s share of equity in income of joint ventures	$5,237,711	$3,507,057	$579,376	$1,151,278

	Fiscal Year Ended August 31, 2012
	TOTAL	EXCOR	NTI ASEAN	All Other
Net sales	$111,830,961	$36,027,979	$22,035,035	$53,767,947
Gross profit	50,679,875	18,667,848	9,621,930	22,390,097
Net income	11,987,323	6,656,298	3,585,476	1,745,549
Northern Technologies International Corporation’s share of equity in income of joint ventures	$5,519,795	$3,318,213	$1,414,248	$787,333

The Company records expenses that are directly attributable to the joint ventures on its consolidated statements of operations on the line “Expenses incurred in support of joint ventures”.  The expenses include items such as employee compensation and benefits, travel, consulting, legal and laboratory supplies and testing expenses.

During fiscal 2013, the Company obtained an additional 10% ownership interest in NTI Asean in exchange for a license agreement.  See Note 3 for additional information.

During fiscal 2012, both the Company and the other 50% owner in Harita NTI Limited agreed to receive additional equity interest in consideration for outstanding fees for services receivable of $484,545 due to each party.

The Company did not make any other joint venture investments during fiscal 2013 and fiscal 2012.

8.           CORPORATE DEBT

As of August 31, 2013, Northern Technologies Holding Company, LLC (NTI LLC) had a term loan with a principal amount of $933,414 outstanding that NTI LLC obtained from PNC Bank, National Association (PNC Bank) in connection with the purchase of NTIC’s corporate headquarters in September 2006.  The term loan matures on January 10, 2016, bears interest at an annual rate based on the daily LIBOR rate plus 2.15% and is payable in consecutive monthly installments equal to approximately $6,343 (inclusive of principal but exclusive of interest).  The term loan is secured by a first lien on the real estate and building owned by NTI LLC and all of the assets of the Company and is guaranteed by the Company.

The Company has a revolving line of credit with PNC Bank of $3,000,000 that expires on January 8, 2014.  No amounts were outstanding under the line of credit as of August 31, 2013 and August 31, 2012.  At the option of the Company, outstanding advances under the line of credit bear interest at either (a) an annual rate based on LIBOR plus 2.15% for the applicable LIBOR interest period selected by the Company or (b) at the rate publicly announced by PNC Bank from time to time as its prime rate. Interest is payable in arrears (a) for the portion of advances bearing interest under the prime rate on the last day of each month during the term thereof and (b) for the portion of advances bearing interest under the LIBOR option on the last day of the respective LIBOR interest period selected for such advance.  Any unpaid interest is payable on the maturity date.  As of August 31, 2013, the interest rate was 2.82% and the weighted average rate was 3.00% for fiscal 2013.  As of August 31, 2012, the interest rate was 3.18% and the weighted average rate was 3.17% for fiscal 2012.  The revolving line of credit is secured by cash, receivables and inventory.

The term loan and the line of credit are governed under separate loan agreements (collectively, the Loan Agreements).  The Loan Agreements contain standard covenants, including affirmative financial covenants, such as the maintenance of a minimum fixed charge coverage ratio, and negative covenants, which, among other things, limit the incurrence of additional indebtedness, loans and equity investments, disposition of assets, mergers and consolidations and other matters customarily restricted in such agreements. Under the Loan Agreements, the Company is subject to a minimum fixed charge coverage ratio of 1.10:1.00.  As of August 31, 2013, the Company was in compliance with all debt covenants.

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

9.           STOCKHOLDERS’ EQUITY

During fiscal 2013, the Company did not purchase or retire any shares of its common stock.  The following stock options to purchase shares of common stock were exercised during fiscal 2013:

Options Exercised	Exercise Price
25,140	$9.95
4,000	12.84
4,000	8.57
1,734	7.65
1,500	9.76
666	7.75

The total intrinsic value of the options exercised during fiscal 2013 was $45,533.

During fiscal 2012, the Company did not purchase or retire any shares of its common stock.  The following stock options to purchase shares of common stock were exercised during fiscal 2012:

Options Exercised	Exercise Price
1,966	$7.65
2,000	9.75

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

Options to purchase shares of common stock of 22,000 and 48,000 were excluded from the computation of common share equivalents for fiscal 2013 and fiscal 2012, respectively, as the exercise prices of such options were greater than market price of a share of common stock.

The following is a reconciliation of the earnings per share computation for fiscal 2013 and fiscal 2012:

Numerator:	August 31, 2013	August 31, 2012
Net income attributable to NTIC	$3,366,894	$3,448,196

Denominator:
Basic – weighted shares outstanding	4,421,636	4,391,424
Weighted shares assumed upon exercise of stock options	54,259	60,170
Diluted – weighted shares outstanding	4,475,895	4,451,594

Basic earnings per share:	$0.76	$0.79
Diluted earnings per share:	$0.75	$0.78

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

The 2007 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, stock unit awards, performance awards and stock bonuses to eligible recipients to enable the Company and its subsidiaries to attract and retain qualified individuals through opportunities for equity participation in the Company, and to reward those individuals who contribute to the achievement of the Company’s economic objectives.  Subject to adjustment as provided in the 2007 Plan, up to a maximum of 800,000 shares of the Company’s common stock are issuable under the 2007 Plan.  Options granted under the 2007 Plan generally have a term of five years and become exercisable over a three- or four-year period beginning on the one-year anniversary of the date of grant.  Options are granted at per share exercise prices equal to the market value of the Company’s common stock on the date of grant.  As of August 31, 2013, only stock options and stock bonuses had been granted under the 2007 Plan.

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

The fair value of option grants is determined at date of grant, using the Black-Scholes option pricing model with the assumptions listed below.  The volatility factor used in the Black-Scholes option pricing model is based on historical stock price fluctuations and the risk free interest rate is based on U.S. treasury rates appropriate for the expected term.  Dividend yield and expected volatility are estimated using historical amounts that are anticipated to be consistent with current values.  Expected life of the option is based on the life of the option agreements.  Based on these valuations, the Company recognized compensation expense of $306,451 and $288,396 during fiscal 2013 and 2012, respectively, related to the options that vested during such time period.  As of August 31, 2013, the total compensation cost for nonvested options not yet recognized in the Company’s consolidated statements of operations was $305,771.  Stock-based compensation expense of $185,815 is expected to be recognized during fiscal 2014, based on outstanding options as of August 31, 2013.  Future option grants will impact the compensation expense recognized.

The Company currently estimates a ten percent forfeiture rate for stock options, but will continue to review this estimate in future periods.

The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions and results for the grants:

	August 31, 2013			August 31, 2012
Dividend yield		0.00%		0.00%
Expected volatility		48.0%		48.8%
Expected life of option (years)	5	-	10	5
Weighted average risk-free interest rate		0.71%		1.31%

Stock option activity during the periods indicated is as follows:

	Number of Shares (#)	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at August 31, 2011	189,839	$9.07
Options granted	26,000	16.45
Options exercised	(3,966)	8.71
Options terminated	(8,000)	9.23

Outstanding at August 31, 2012	203,873	$10.01
Options granted	118,294	10.25
Options exercised	(37,040)	9.96
Options terminated	(24,500)	13.12

Outstanding at August 31, 2013	260,627	$9.84	$1,358,325

Exercisable at August 31, 2013	134,998	$9.48	$768,043

The weighted average per share fair value of options granted during fiscal 2013 and fiscal 2012 were $5.53 and $7.14, respectively.  The weighted average remaining contractual life of the options outstanding as of August 31, 2013 and 2012 was 4.52 years and 2.14 years, respectively.

12.           GEOGRAPHIC AND SEGMENT INFORMATION

Net sales by geographic location as a percentage of total consolidated net sales were as follows:

	Fiscal Year Ended August 31,
	2013	2012
Inside the U.S.A. to unaffiliated customers	70.7%	64.0%
Outside the U.S.A. to:
Joint ventures in which the Company is a shareholder directly and indirectly	13.4%	12.1%
Unaffiliated customers	15.9%	23.9%
	100.0%	100.0%

Net sales by geographic location are based on the location of the customer.

Fees for services provided to joint ventures by geographic location as a percentage of total fees for services provided to joint ventures during fiscal 2013 and fiscal 2012 were as follows:

	Fiscal 2013	% of Total Fees for Services Provided to Joint Ventures in Fiscal 2013	Fiscal 2012	% of Total Fees for Services Provided to Joint Ventures in Fiscal 2012
China*	$2,063,369	28.1%	$—	0.0%
Germany	1,004,958	13.7%	994,347	21.5%
Japan	723,977	9.8%	1,022,386	22.1%
Thailand	621,807	8.4%	—	0.0%
Poland	525,282	7.1%	456,837	9.9%
France	496,897	6.8%	517,708	11.2%
Sweden	415,547	5.7%	587,069	12.7%
Korea**	393,307	5.3%	—	0.0%
Finland	321,256	4.4%	491,988	10.6%
United Kingdom	236,125	3.2%	309,938	6.7%
India	—	0.0%	(192,758)	(4.1)%
Other	550,455	7.5%	435,398	9.4%
	$7,352,980	100.0%	$4,622,912	100.0%

*Joint venture owned by NTI Asean.
**Joint venture owned by NTI Asean as of August 31, 2013, but not as of August 31, 2012.  NTI Asean results are not included on the consolidated financial statements for the year ended August 31, 2012. (See Note 2)

The following table sets forth the Company’s net sales for fiscal 2013 and fiscal 2012 by segment:

	Fiscal 2013	Fiscal 2012	$ Change	% Change
ZERUST® net sales	$20,457,198	$20,971,275	$(514,077)	(2.5)%
Natur-Tec® net sales	2,044,666	1,810,378	234,288	12.9%
	$22,501,864	$22,781,653	$(279,789)	(1.2)%

The following table sets forth the Company’s cost of goods sold for fiscal 2013 and fiscal 2012 by segment:

	Fiscal 2013	% of Product Sales*	Fiscal 2012	% of Product Sales*
Direct cost of goods sold
ZERUST®	$11,408,604	55.8%	$10,748,865	51.3%
Natur-Tec®	1,731,398	84.7%	1,585,731	87.6%
Indirect cost of goods sold	2,333,210	—	2,194,190	—
	$15,473,212	68.8%	$14,528,785	63.8%

*	The percent of segment sales is calculated by dividing the direct cost of sales for each individual segment category by the net sales for each segment category.

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

The geographical distribution of key financial statement data is as follows:
	At August 31, 2013	At August 31, 2012
Brazil	$1,419,543	$1,610,389
North America	$47,634,406	$40,267,238
Total assets	$49,053,949	$41,877,627

	At August 31, 2013	At August 31, 2012
Brazil	$2,394,486	$4,543,982
North America	20,107,378	18,237,671
Total net sales	$22,501,864	$22,781,653

	At August 31, 2013	At August 31, 2012
Brazil	$(273,246)	$1,513,891
North America	5,238,222	3,055,878
Total operating income	$4,964,976	$4,569,769

Total assets located in Brazil primarily consist of cash and cash equivalents, customer receivables and inventory.  Total assets are periodically reviewed to assure the net realizable value from the estimated future production based on forecasted sales exceeds the carrying value of the assets.

13.           RETIREMENT PLAN

The Company has a 401(k) employee savings plan.  Employees who meet certain age and service requirements may elect to contribute up to 15% of their salaries.  The Company typically contributes the lesser of 50% of the participant’s contributions or 3.5% of the employee’s salary.  The Company recognized expense for the savings plan of $175,016 and $166,201 for fiscal 2013 and fiscal 2012, respectively.

14.           RELATED PARTY TRANSACTIONS

During fiscal 2013 and fiscal 2012, the Company made consulting payments totaling $100,000 per year to Bioplastic Polymers LLC, an entity owned by Ramani Narayan, Ph.D., a director of the Company, and paid royalties of $10,244 and $7,745, respectively, based on net sales of the Company’s bioplastics products.

15.           INCOME TAXES

The provision for income taxes for the fiscal years ended August 31, 2013 and 2012 consists of the following:

	Fiscal Year Ended August 31,
	2013	2012
Current:
Federal	$—	$—
State	8,000	25,000
Foreign	731,000	1,015,000
	739,000	1,040,000
Deferred:
Federal	118,000	44,000
State	7,000	(43,000)
Foreign	—	—
	125,000	1,000
	$864,000	$1,041,000

Reconciliations of the expected federal income tax at the statutory rate with the provisions for income taxes for the fiscal years ended August 31, 2013 and 2012 are as follows:

	Fiscal Year Ended August 31,
	2013	2012
Tax computed at statutory rates	$1,910,000	$1,570,000
State income tax, net of federal benefit	15,000	(17,000)
Tax effect on equity in (income) loss of international joint ventures	(1,781,000)	(1,616,000)
Tax effect on dividends received from joint ventures	1,732,000	1,363,000
Tax effect of foreign operations	807,000	556,000
Foreign tax credit	(2,524,000)	(1,729,000)
Research and development credit	(364,000)	(330,000)
Valuation allowance	1,635,000	1,177,000
Tax-exempt income	(230,000)	—
Non-controlling interest in partnership income	(425,000)	—
Other	89,000	67,000
	$864,000	$1,041,000

The Company has not provided U.S. income taxes or foreign withholding taxes with respect to its portion of the cumulative undistributed earnings of foreign joint ventures that are essentially permanent in duration.  The Company’s portion of the cumulative undistributed earnings of foreign joint ventures that are essentially permanent in duration were $22,281,510 and $18,185,000 at August 31, 2013 and 2012, respectively.  If some or all of the undistributed earnings of the joint ventures are remitted to the Company in the future, income taxes, if any, after the application of foreign tax credits will be provided at that time.  To the extent undistributed earnings of the Company’s joint ventures are distributed in the future, it is not expected to result in any material additional income tax liability after the application of foreign tax credits.

The tax effect of the temporary differences and tax carryforwards comprising the net deferred taxes shown on the consolidated balance sheets at August 31, 2013 and 2012 are as follows:

	August 31,
	2013	2012
Current:
Accrued bonus	$277,300	$404,100
Allowance for doubtful accounts	7,200	7,200
Inventory costs	24,600	11,900
Prepaid expenses and other	(31,200)	(27,300)
Other accrued expenses	85,500	96,200
Deferred joint venture expenses	104,100	104,000
Total current	$467,500	$596,100

Noncurrent:
Property and equipment	$(165,100)	$(159,500)
Goodwill	35,200	43,100
Other intangible assets	914,000	949,200
Nonqualified stock options	248,500	196,100
Foreign tax credit carryforward	4,253,900	3,438,300

Research and development credit	1,823,200	1,485,800
New hire retention credit	10,600	10,700
	7,120,300	5,963,700
Valuation allowance	(6,086,100)	(4,933,100)
Total noncurrent	$1,034,200	$1,030,600

At August 31, 2013, the Company had foreign tax credit carryforwards of approximately $4,253,900, of which approximately $285,800 will expire if not utilized by August 31, 2014.  In addition, the Company had federal and state tax credit carryforwards of $1,832,200 at August 31, 2013 which begins to expire in fiscal 2019.  These federal and state tax credit carryforwards consist primarily of federal and Minnesota research and development credit carryforwards.

The Company has recorded a valuation allowance of $4,253,900 with respect to the foreign tax credit carryforwards.  In addition, the Company has recorded a valuation allowance of $1,832,200 with respect to federal and state tax credit carryforwards.

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

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits:

	Fiscal Year Ended August 31,
	2013	2012
Gross unrecognized tax benefits – beginning balance	$131,000	$131,000
Gross increases - prior period tax positions	19,000	—
Gross increases – current period tax positions	20,000	—
Gross unrecognized tax benefits – ending balance	$170,000	$131,000

The entire amount of unrecognized tax benefits would affect the effective tax rate.  It is not expected that the amount of unrecognized tax benefits will change significantly in the next 12 months.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the Company’s income tax provision.  Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheet.  The liability for the payment of interest and penalties was $0 at both August 31, 2013 and August 31, 2012.

The Company is subject to taxation in the United States and various states and foreign jurisdictions.  With few exceptions, as of August 31, 2013, the Company is no longer subject to federal, state, local, or foreign examinations by tax authorities for years prior to August 31, 2010.

16.           COMMITMENTS AND CONTINGENCIES

On August 22, 2013, the Compensation Committee of the Board of Directors of the Company approved the material terms of an annual bonus plan for the Company’s executive officers and certain officers and employees for the fiscal year ending August 31, 2014.  For fiscal 2014 as in past years, the total amount available under the bonus plan for all plan participants, including executive officers, is dependent upon the Company’s earnings before interest, taxes and other income, as adjusted to take into account amounts to be paid under the bonus plan and certain other adjustments (Adjusted EBITOI).  Each plan participant’s percentage of the overall bonus pool is based upon the number of plan participants, the individual’s annual base salary and the individual’s position and level of responsibility within the company.  In the case of each of the Company’s executive officer participants, 75% of the amount of their individual bonus payout will be determined based upon the Company’s actual EBITOI for fiscal 2013 compared to a pre-established target EBITOI for fiscal 2014 and 25% of the payout will be determined based upon such executive officer’s achievement of certain pre-established individual performance objectives.  The payment of bonuses under the plan are discretionary and may be paid to executive officer participants in both cash and shares of NTIC common stock, the exact amount and percentages of which will be determined by the Company’s Board of Directors, upon recommendation of the Compensation Committee, after the completion of the Company’s consolidated financial statements for fiscal 2014.

On August 31, 2012, the Compensation Committee approved the material terms of an annual bonus plan that encompasses the Company’s executive officers, members of management and key employees for the fiscal year ending August 31, 2013.  Under the terms of the plan, the total amount available under the bonus plan for all plan participants, including executive officers, is up to a certain percentage of the Company’s Adjusted EBITOI and $0 if Adjusted EBITOI is below 70% of a pre-established target Adjusted EBITOI for fiscal 2013.  Each plan participant’s percentage of the overall bonus pool is based upon the number of plan participants, the individual’s annual base salary and the individual’s position and level of responsibility within the company.  In the case of each of the Company’s executive officer participants, 75% of the amount of their individual bonus payout is determined based upon the Company’s actual EBITOI for fiscal 2013 compared to the pre-established target EBITOI for fiscal 2013 and 25% of the payout is determined based upon such executive officer’s achievement of certain pre-established individual performance objectives.  On November 19, 2013, the Board of Directors, upon recommendation of the Compensation Committee, approved the payment of annual bonuses for fiscal 2013.  For fiscal 2013, actual Adjusted EBITOI was 60% of the budgeted target Adjusted EBITOI.  The Company’s Board of Directors, upon recommendation of the Compensation Committee, nonetheless, decided to pay bonuses for fiscal 2013 under the plan since the principal reason for the shortfall was reduced revenue compared to budget due to the postponed fulfillment of a ZERUST® Oil & Gas contract.

There was $959,000 accrued for bonuses under the fiscal 2013 bonus plan as of August 31, 2013.  $1,248,526 was accrued for bonuses under the prior fiscal year bonus plan as of August 31, 2012.

The Company leases property located at 23205 Mercantile Road, Beachwood, Ohio.  Remaining rentals payable under such leases are as follows: fiscal 2014 - $59,500 and thereafter - $0.

Two joint ventures accounted for 49.0% of the Company’s trade joint venture receivables at August 31, 2013 and three joint ventures accounted for 55.3% of the Company’s trade joint venture receivables at August 31, 2012.

From time to time, the Company is subject to various claims and legal actions in the ordinary course of its business.  The Company is not currently involved in any legal proceeding in which the Company believes, based on information currently available, that there is a reasonable possibility of a material loss.

17.           STATEMENTS OF CASH FLOWS

Supplemental disclosures of cash flow information for the fiscal years ended August 31, 2013 and 2012 consist of:

	Fiscal Year Ended August 31,
	2013	2012
Cash paid during the year for income tax	$—	$—
Cash paid during the year for interest	52,215	29,388
Common stock issued in lieu of accrued payroll (0 and 42,707 shares, respectively)	—	615,830
Decrease/(increase) in the Company’s investment in joint ventures and accumulated other comprehensive income due to changes in exchange rates	(38,578)	2,219,357

18.           FAIR VALUE MEASUREMENTS

The Company follows the authoritative guidance on fair value measurements and disclosures with respect to assets and liabilities that are measured at fair value on both a recurring and non-recurring basis. Under this guidance, fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The authoritative guidance also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability, developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability developed based upon the best information available in the circumstances. The categorization of financial assets and financial liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The hierarchy is broken down into three levels defined as follows:

Level 1 -	Inputs are quoted prices in active markets for identical assets or liabilities.
Level 2 -
Inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly.

Level 3 -	Inputs are unobservable for the asset or liability.

See the section below titled Valuation Techniques for further discussion of how the Company determines fair value for investments.

Assets and Liabilities That Are Measured at Fair Value on a Recurring Basis

Assets and liabilities that are measured at fair value on a recurring basis primarily relate to marketable equity securities. These items are marked-to-market at each reporting period.

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis:
		Fair Value Measurements Using Inputs Considered as
	Fair value as of August 31, 2013	Level 1	Level 2	Level 3
Cash equivalents	$1,020,000	$1,020,000	$—	$—

		Fair Value Measurements Using Inputs Considered as
	Fair value as of August 31, 2012	Level 1	Level 2	Level 3
Cash equivalents	$1,518,000	$1,518,000	$—	$—

Valuation Techniques

Financial assets that are classified as Level 1 securities include Cash equivalents. These are valued using quoted market prices in an active market.

The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the end of the fiscal quarter in which the actual event or change in circumstances that caused the transfer occurs. There were no transfers between Level 1, Level 2, or Level 3 during the fiscal years ended August 31, 2013 or August 31, 2012. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement.

Assets and Liabilities That Are Measured at Fair Value on a Nonrecurring Basis

The following tables provide information by level for assets and liabilities that are measured at fair value on a Nonrecurring basis:
		Fair Value Measurements Using Inputs Considered as
	Fair value as of August 31, 2013	Level 1	Level 2	Level 3
Fair market value of NTI Asean	$7,922,000	$—	$—	$7,922,000

The Company determined the fair value of NTI Asean using the capitalized income method, including a capitalization rate of 25%.

19.           QUARTERLY INFORMATION (UNAUDITED)

	Fiscal Quarter Ended
	November 30	February 28	May 31	August 31
Fiscal year 2013:
Net sales	$5,291,747	$5,246,350	$5,877,033	$6,086,734
Gross profit	1,600,775	1,612,437	1,822,669	1,992,771
Income before income tax expense	892,536	985,155	1,445,769	2,294,041
Income tax expense	134,000	240,000	158,000	332,000
Net income	758,536	745,155	1,287,769	1,962,041
Net income attributable to noncontrolling interest	368,914	310,745	360,657	346,291
Net income attributable to NTIC	389,622	434,410	927,112	1,615,750

Net income per share:
Basic	$0.09	$0.10	$0.21	$0.37
Diluted	$0.09	$0.10	$0.21	$0.36

Weighted average common shares assumed outstanding:
Basic	4,406,205	4,418,821	4,421,379	4,431,948
Diluted	4,440,436	4,485,076	4,468,861	4,501,017

	Fiscal Quarter Ended
	November 30	February 29	May 31	August 31
Fiscal year 2012:
Net sales	$4,832,114	$4,974,328	$7,804,904	$5,170,307
Gross profit	1,622,638	1,494,246	3,661,390	1,474,594
Income before income tax expense	1,041,421	703,991	2,454,623	416,611
Income tax expense (benefit)	106,000	100,000	814,000	(32,000)
Net income	935,421	603,991	1,640,623	448,611

Net income per share:
Basic	$0.22	$0.14	$0.33	$0.10
Diluted	$0.22	$0.14	$0.33	$0.10

Weighted average common shares assumed outstanding:
Basic	4,355,666	4,398,356	4,399,290	4,403,656
Diluted	4,433,724	4,466,435	4,461,044	4,436,444

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.	CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control over Financial Reporting

NTIC’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of NTIC’s Chief Executive Officer and Chief Financial Officer, NTIC’s management conducted an evaluation of the effectiveness of NTIC’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, NTIC’s management concluded that NTIC’s internal control over financial reporting was effective as of August 31, 2013.

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

Changes in Internal Control over Financial Reporting

There was no change in NTIC’s internal control over financial reporting that occurred during the quarter ended August 31, 2013 that has materially affected, or is reasonably likely to materially affect NTIC’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

On November 19, 2013, the Board of Directors, upon recommendation of the Compensation Committee, approved the payment of annual bonuses for fiscal 2013.  Mr. Lynch received a total cash bonus of $152,716 and Mr. Wolsfeld received a total cash bonus of $112,877 for fiscal 2013.

Under the annual bonus plan for fiscal 2013, the total amount available under the bonus plan for all participants, including executives, as in past years, was up to a certain percentage of NTIC’s earnings before interest, taxes and other income, as adjusted to take into account amounts to be paid under the bonus plan and certain other adjustments (Adjusted EBITOI).  In addition, as in the past, under the plan, the payment of bonuses was to be dependent upon the achievement of a minimum Adjusted EBITOI, which is generally 70 percent of a budgeted target Adjusted EBITOI.  For fiscal 2013, actual Adjusted EBITOI was 60 percent of the budgeted target Adjusted EBITOI.  The Board of Directors, upon recommendation of the Compensation Committee, nonetheless, decided to pay bonuses for fiscal 2013 under the plan since the principal reason for the shortfall was reduced revenue compared to budget due to the postponed fulfillment of a ZERUST® Oil & Gas contract.  For each plan participant, 50 percent of the amount of their individual bonus payout was determined based upon their individual allocation percentage of the total amount available under the bonus plan and 50 percent of their individual payout was determined based upon their achievement of certain pre-established but more qualitative individual performance objectives.

A plan participant’s individual allocation percentage of the total amount available under the bonus plan was based on the number of plan participants, the individual’s annual base salary and the individual’s position and level of responsibility within the company.  The individual allocation percentage for fiscal 2013 for G. Patrick Lynch, NTIC’s President and Chief Executive Officer, and Matthew Wolsfeld, NTIC’s Chief Financial Officer, was 17.0% percent and 12.5% percent, respectively.

Mr. Lynch’s individual performance objectives for fiscal 2013 related primarily to the completion of certain ZERUST infrastructure improvements and product trials, integration of the Zerust Brazil subsidiary, and improvement and maintenance of joint venture relationships, investors relations and key personnel.  Mr. Wolsfeld’s individual performance objectives for fiscal 2013 related primarily to financial oversight of the Natur-Tec and ZERUST® Oil & Gas businesses, improvement and maintenance of investor relations, oversight of NTIC’s building expansion and integration of the Zerust Brazil subsidiary.  In the case of both Mr. Lynch and Mr. Wolsfeld, the Compensation Committee determined each executive achieved their individual performance objectives at a 60% percent achievement level.

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

Changes to Nomination Procedures

During the fourth quarter of fiscal year ended August 31, 2013, NTIC made no material changes to the procedures by which stockholders may recommend nominees to NTIC’s Board of Directors, as described in NTIC’s most recent proxy statement.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes outstanding options under NTIC’s equity compensation plans as of August 31, 2013.  NTIC’s equity compensation plans as of August 31, 2013 were the Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan and the Northern Technologies International Corporation Employee Stock Purchase Plan.  Except for automatic annual grants of options to purchase 4,000 shares of NTIC common stock to NTIC’s directors in consideration for their services as directors of NTIC, an automatic annual grant of an option to purchase 2,000 shares of NTIC common stock to NTIC’s Chairman of the Board in consideration for his services as Chairman on the first day of each fiscal year and automatic initial grants of options to purchase a pro rata portion of 4,000 shares of NTIC common stock to NTIC’s new directors in consideration for their services as directors of NTIC, options granted in the future under the Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan are within the discretion of the Board of Directors and the Compensation Committee of the Board of Directors and therefore cannot be ascertained at this time.

	(a)		(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	260,627	(1)(2)	$9.84	431,095	(3)
Equity compensation plans not approved by security holders	—		—	—
Total	260,627	(1)(2)	$9.84	431,095	(3)
______________________
(1)
Amount includes shares of NTIC common stock issuable upon the exercise of stock options outstanding as of August 31, 2013 under the Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan.

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

(3)
Amount includes 365,345 shares remaining available at August 31, 2013 for future issuance under Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan and 65,750 shares available at August 31, 2013 for future issuance under the Northern Technologies International Corporation Employee Stock Purchase Plan.

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

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

November 22, 2013	By:	/s/ G. Patrick Lynch
G. Patrick Lynch
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on the dates and in the capacities indicated.

Name	Title	Date

/s/ G. Patrick Lynch	President and Chief Executive Officer and Director	November 22, 2013
G. Patrick Lynch	(principal executive officer)

/s/ Matthew C. Wolsfeld, CPA	Chief Financial Officer and Corporate Secretary	November 22, 2013
Matthew C. Wolsfeld, CPA	(principal financial and accounting officer)

/s/ Richard J. Nigon	Chairman of the Board	November 19, 2013
Richard J. Nigon

/s/ Barbara D. Colwell	Director	November 19, 2013
Barbara D. Colwell

/s/ Soo Keong Koh	Director	November 19, 2013
Soo Keong Koh

/s/ Sunggyu Lee, Ph.D.	Director	November 19, 2013
Sunggyu Lee, Ph.D.

/s/ Ramani Narayan, Ph.D.	Director	November 19, 2013
Ramani Narayan, Ph.D.

/s/ Pierre Chenu	Director	November 19, 2013
Pierre Chenu

/s/ Konstantin von Falkenhausen	Director	November 19, 2013
Konstantin von Falkenhausen

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED AUGUST 31, 2013

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

Incorporated by reference to Exhibit 10.16 to NTIC’s Annual Report on Form 10-K for the fiscal year ended August 31, 2011 (File No. 001-11038)
10.14	Amended and Restated Term Note dated as of January 10, 2011 issued by Northern Technologies Holding Company, LLC to PNC Bank, National Association	Incorporated by reference to Exhibit 10.1 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 12, 2011 (File No. 001-11038)

10.15	Amended and Restated Committed Line of Credit Note dated as of January 10, 2011 issued by Northern Technologies International Corporation to PNC Bank, National Association	Incorporated by reference to Exhibit 10.2 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 12, 2011 (File No. 001-11038)
10.16	Security Agreement dated as of January 10, 2011 between Northern Technologies International Corporation and PNC Bank, National Association	Incorporated by reference to Exhibit 10.3 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 12, 2011 (File No. 001-11038)
10.17	Amended and Restated Guaranty Agreement dated as of January 10, 2011 by Northern Technologies International Corporation in favor of PNC Bank, National Association	Incorporated by reference to Exhibit 10.4 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 12, 2011 (File No. 001-11038)
10.18	Loan Agreement dated as of January 10, 2011 between Northern Technologies Holding Company, LLC and PNC Bank, National Association	Incorporated by reference to Exhibit 10.5 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 12, 2011 (File No. 001-11038)
10.19	Loan Agreement dated as of January 10, 2011 between Northern Technologies International Corporation and PNC Bank, National Association	Incorporated by reference to Exhibit 10.6 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 12, 2011 (File No. 001-11038)
10.20	Waiver and First Amendment to Loan Documents dated as of January 10, 2012 between Northern Technologies International Corporation and PNC Bank, National Association	Incorporated by reference to Exhibit 10.6 to NTIC’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2011 (File No. 001-11038)
10.21	Waiver and Second Amendment to Loan Documents dated December 11, 2012 between Northern Technologies International Corporation and PNC Bank, National Association	Incorporated by reference to Exhibit 10.1 to NTIC’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2012 (File No. 001-11038)
10.22	Mortgage dated as of May 3, 2006 between Northern Technologies Holding Company, LLC and National City Bank (now known as PNC Bank)	Incorporated by reference to Exhibit 10.7 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 9, 2006 (File No. 001-11038)

14.1	Code of Ethics	Incorporated by reference to Exhibit 14.1 to NTIC’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 2004 (File No. 001-11038)
21.1	Subsidiaries of the Registrant	Filed herewith
23.1	Consent of Baker Tilly Virchow Krause, LLP	Filed herewith
31.1	Certification of President and Chief Executive Officer Pursuant to SEC Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of President and Chief Executive Officer Pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer Pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101
The following materials from Northern Technologies International Corporation’s Annual Report on Form 10-K for the fiscal year ended August 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Financial Statements*

Furnished herewith
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