Form 10-Q
period 2013-11-30
NORTHERN TECHNOLOGIES INTERNATIONAL CORP
filed 2014-01-10
CIK 875582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
______________________________

FORM 10-Q

(Mark one)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2013

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

As of January 8, 2014, there were 4,434,837 shares of common stock of the registrant outstanding.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
FORM 10-Q
November 30, 2013

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

i

_________________

As used in this report, references to “NTIC,” the “Company,” “we,” “our” or “us,” unless the context otherwise requires, refer to Northern Technologies International Corporation and its wholly owned subsidiaries, NTI Facilities, Inc. and Northern Technologies Holding Company, LLC, and its majority owned subsidiaries, Zerust Prevenção de Corrosão S.A., NTI Asean LLC and Northern Technologies India Private Limited, all of which are consolidated on NTIC’s consolidated financial statements.

NTIC’s consolidated financial statements do not include the accounts of any of its joint ventures.  Except as otherwise indicated, references in this report to NTIC’s joint ventures do not include: (1) NTIC’s majority owned Brazilian subsidiary, Zerust Prevenção de Corrosão S.A.; (2) NTIC’s majority owned subsidiary, NTI Asean LLC, which is a holding company that holds investments in eight entities that operate in the Association of Southeast Asian Nations (ASEAN) region, including the following countries:   China, Indonesia, Korea, Malaysia, Philippines, Singapore, Taiwan and Thailand; or (3) NTIC’s majority owned subsidiary, Northern Technologies India Private Limited, in India.

As used in this report, references to “Zerust Brazil” refer to NTIC’s majority owned Brazilian subsidiary, Zerust Prevenção de Corrosão S.A.

As used in this report, references to “NTI Asean” refer to NTIC’s majority owned holding company subsidiary,  NTI Asean LLC.

As used in this report, references to “NTI India” refer to NTIC’s recently formed majority owned subsidiary in India, Northern Technologies India Private Limited.

As used in this report, references to “EXCOR” refer to NTIC’s primary joint venture in Germany, Excor Korrosionsschutz – Technologien und Produkte GmbH.

All trademarks, trade names or service marks referred to in this report are the property of their respective owners.

ii

PART I -	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS AS OF NOVEMBER 30, 2013 (UNAUDITED)
AND AUGUST 31, 2013 (AUDITED)
	November 30, 2013	August 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,907,371	$4,314,258
Receivables:
Trade excluding joint ventures, less allowance for doubtful accounts of $30,000 at November 30, 2013 and $20,000 at August 31, 2013	3,627,987	3,329,995
Trade joint ventures	746,565	859,434
Fees for services provided to joint ventures	2,820,362	2,446,017
Income taxes	93,040	144,939
Inventories	5,429,207	5,111,549
Prepaid expenses	552,796	258,765
Deferred income taxes	467,548	467,548
Total current assets	17,644,876	16,932,505

PROPERTY AND EQUIPMENT, NET	5,372,969	5,323,612

OTHER ASSETS:
Investments in joint ventures	26,628,577	24,702,981
Deferred income taxes	1,034,212	1,034,212
Patents and trademarks, net	1,097,372	1,060,639
Total other assets	28,760,161	26,797,832
Total assets	$51,778,006	$49,053,949

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of note payable (Note 7)	76,119	76,119
Accounts payable	2,381,805	1,830,729
Accrued liabilities:
Payroll and related benefits	1,676,394	1,277,942
Deferred joint venture royalties	288,000	288,000
Other	—	189,263
Total current liabilities	4,422,318	3,662,053

NOTE PAYABLE, NET OF CURRENT PORTION (Note 7)	838,265	857,295

COMMITMENTS AND CONTINGENCIES (Note 13)

EQUITY:
Preferred stock, no par value; authorized 10,000 shares; none issued and outstanding	—	—
Common stock, $0.02 par value per share; authorized 10,000,000 shares; issued and outstanding 4,434,837 and 4,432,036, respectively	88,697	88,641
Additional paid-in capital	11,858,718	11,701,942
Retained earnings	29,485,513	28,626,928
Accumulated other comprehensive income	824,967	316,161
Stockholders’ equity	42,257,895	40,733,672
Non-controlling interest	4,259,528	3,800,929
Total equity	46,517,423	44,534,601
Total liabilities and equity	$51,778,006	$49,053,949

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2013 AND 2012
	Three Months Ended
	November 30, 2013	November 30, 2012
NET SALES:
Net sales, excluding joint ventures	$5,605,018	$4,770,387
Net sales, to joint ventures	704,082	521,360
Total net sales	6,309,100	5,291,747

Cost of goods sold	4,158,031	3,690,972
Gross profit	2,151,069	1,600,775

JOINT VENTURE OPERATIONS:
Equity in income of joint ventures	1,427,748	1,154,296
Fees for services provided to joint ventures	2,109,648	1,846,277
Total joint venture operations	3,537,396	3,000,573

OPERATING EXPENSES:
Selling expenses	1,318,886	1,171,095
General and administrative expenses	1,387,496	1,248,696
Expenses incurred in support of joint ventures	329,264	369,687
Research and development expenses	1,138,520	938,206
Total operating expenses	4,174,166	3,727,684

OPERATING INCOME	1,514,299	873,664

INTEREST INCOME	1,789	25,346
INTEREST EXPENSE	(13,670)	(6,474)

INCOME BEFORE INCOME TAX EXPENSE	1,502,418	892,536

INCOME TAX EXPENSE	198,000	134,000

NET INCOME	1,304,418	758,536

NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	445,832	368,914

NET INCOME ATTRIBUTABLE TO NTIC	$858,586	$389,622

NET INCOME ATTRIBUTABLE TO NTIC PER COMMON SHARE:
Basic	$0.19	$0.09
Diluted	$0.19	$0.09

WEIGHTED AVERAGE COMMON SHARES ASSUMED OUTSTANDING:
Basic	4,434,770	4,406,205
Diluted	4,552,669	4,440,436

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPRENSIVE INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2013 AND 2012
	Three Months Ended
	November 30, 2013	November 30, 2012

NET INCOME	$1,304,418	$758,536
OTHER COMPREHENSIVE INCOME – FOREIGN CURRENCY TRANSLATION ADJUSTMENT	521,573	421,185

COMPREHENSIVE INCOME	1,825,991	1,179,721
COMPREHENSIVE INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	458,599	403,435
COMPREHENSIVE INCOME ATTRIBUTABLE TO NTIC	$1,367,392	$776,286

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED NOVEMBER 30, 2013 AND 2012
	Three Months Ended
	November 30, 2013	November 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,304,418	$758,536
Adjustments to reconcile net income to net cash used in operating activities:
Expensing of fair value of stock options vested	127,927	43,393
Depreciation expense	116,690	105,688
Amortization expense	21,434	17,445
Loss on disposal of assets	2,178	—
Loss on impairment of joint venture	50,000
Equity in income from joint ventures	(1,477,748)	(1,154,297)
Increase in allowance for doubtful accounts	10,000	—
Changes in current assets and liabilities:
Receivables:
Trade, excluding joint ventures	(302,098)	(205,361)
Trade, joint ventures	112,869	(207,957)
Fees for services provided to joint ventures	(374,345)	330,564
Income taxes	52,837	(196,635)
Inventories	(309,071)	(865,175)
Prepaid expenses and other	(293,493)	(151,029)
Accounts payable	546,639	24,296
Income tax payable	320	4,191
Accrued liabilities	203,699	22,201
Net cash used in operating activities	(207,744)	(1,474,140)

CASH FLOWS FROM INVESTING ACTIVITIES:
Dividends received from joint ventures	12,500	2,676,337
Additions to property and equipment	(166,299)	(67,165)
Effect of NTI Asean consolidation on cash	—	1,612,768
Additions to patents	(58,639)	(68,665)
Net cash (used in) provided by investing activities	(212,438)	4,153,275

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable	(19,030)	(19,030)
Dividend received by non-controlling interest	—	(72,842)
Proceeds from employee stock purchase plan	21,255	28,938
Proceeds from exercise of stock options	7,650	102,815
Net cash provided by financing activities	9,875	39,881

EFFECT OF EXCHANGE RATE CHANGES ON CASH:	3,420	(37,527)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(406,887)	2,681,489
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,314,258	4,137,547

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,907,371	$6,819,036

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	INTERIM FINANCIAL INFORMATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all necessary adjustments, which are of a normal recurring nature, and present fairly the consolidated financial position of Northern Technologies International Corporation and its subsidiaries (the Company) as of November 30, 2013 and August 31, 2013 and the results of their operations for the three months ended November 30, 2013 and 2012 and their cash flows for the three months ended November 30, 2013 and 2012, in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).

These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s annual report on Form 10-K for the fiscal year ended August 31, 2013.  These consolidated financial statements also should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section appearing in this report.

Operating results for the three months ended November 30, 2013 are not necessarily indicative of the results that may be expected for the full fiscal year ending August 31, 2014.

The Company evaluates events occurring after the date of the consolidated financial statements requiring recording or disclosure in the consolidated financial statements.

2.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In March 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” (“ASU 2013-05”), which resolves diversity in practice regarding the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity. The amendments in ASU 2013-05 are effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The adoption of ASU 2013-05 will not have a material impact on the Company’s financial position or results of operations.

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

3.	INVENTORIES

Inventories consisted of the following:

	November 30, 2013	August 31, 2013
Production materials	$1,462,617	$1,096,693
Finished goods	3,966,590	4,014,856
	$5,429,207	$5,111,549

4.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	November 30, 2013	August 31, 2013
Land	$310,365	$310,365
Buildings and improvements	4,751,404	4,613,879
Machinery and equipment	3,216,738	3,189,671
	8,278,507	8,113,915
Less accumulated depreciation	(2,905,538)	(2,790,303)
	$5,372,969	$5,323,612

5.	PATENTS AND TRADEMARKS, NET

Patents and trademarks, net consisted of the following:

	November 30, 2013	August 31, 2013
Patents and trademarks	$2,122,294	$2,064,128
Less accumulated amortization	(1,024,922)	(1,003,489)
	$1,097,372	$1,060,639

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

Financial information from the audited and unaudited financial statements of the Company’s joint venture in Germany, Excor Korrosionsschutz – Technologien und Produkte GmbH (EXCOR), joint venture in China and all of the Company’s other joint ventures, are summarized as follows:

	At November 30, 2013
	Total	EXCOR	China	All Other
Current assets	$69,537,387	$28,620,328	$13,276,704	$27,640,355
Total assets	75,031,656	31,073,588	13,300,849	30,657,219
Current liabilities	18,698,770	3,679,090	4,819,611	10,200,069
Noncurrent liabilities	2,649,141	—	875,652	1,773,489
Joint ventures’ equity	53,683,746	27,394,498	7,605,586	18,683,661
Northern Technologies International Corporation’s share of joint ventures’ equity	26,628,577	13,697,250	3,802,793	9,128,534
Northern Technologies International Corporation’s share of joint ventures’ undistributed earnings	$24,654,443	$13,666,345	$3,752,793	$7,235,305

	At August 31, 2013
	Total	EXCOR	China	All Other
Current assets	$63,052,410	$25,955,136	$11,200,355	$25,896,919
Total assets	68,417,142	28,391,787	11,226,755	28,798,600
Current liabilities	16,107,597	3,572,004	3,080,118	9,455,475
Noncurrent liabilities	2,488,057	—	871,886	1,616,171
Joint ventures’ equity	49,821,488	24,819,783	7,274,751	17,726,954
Northern Technologies International Corporation’s share of joint ventures’ equity	24,702,981	12,409,893	3,637,375	8,655,713
Northern Technologies International Corporation’s share of joint ventures’ undistributed earnings	$22,281,510	$12,378,988	$3,587,375	$6,315,147

	Three Months Ended November 30, 2013
	Total	EXCOR	China	All Other
Net sales	$29,661,218	$9,476,403	$4,294,138	$15,890,677
Gross profit	14,166,070	5,063,662	2,016,809	7,085,599
Net income	2,837,565	1,853,307	298,708	685,550
Northern Technologies International Corporation’s share of equity in income of joint ventures	$1,427,748	$926,654	$149,354	$351,740

	Three Months Ended November 30, 2012
	Total	EXCOR	China	All Other
Net sales	$27,524,934	$8,609,463	$3,568,798	$15,346,673
Gross profit	13,127,067	4,434,290	1,730,402	6,962,375
Net income	2,440,560	1,570,374	294,003	576,183
Northern Technologies International Corporation’s share of equity in income of joint ventures	$1,154,296	$785,187	$147,001	$222,108

The Company records expenses that are directly attributable to the joint ventures on its consolidated statements of operations in the line item “Expenses incurred in support of joint ventures.”  The expenses include items such as employee compensation and benefit expenses, travel expense and consulting expense.

The Company did not make any joint venture investments during the three months ended November 30, 2013 and 2012.

On November 30, 2013, the Company agreed to sell its indirect ownership interest in Mütec GmbH (“Mütec”), one of the Company’s joint ventures in Germany which manufactures proprietary electronic sensing instruments.  Since the purchase price paid to the Company was less than the book value of the Company’s investment in Mütec, the Company recognized a $50,000 impairment charge during the three months ended November 30, 2013, which is included in the consolidated statements of operations in the line item “Equity income of joint ventures.”  In connection with the transaction, the owner of Mütec borrowed $168,000 from the Company to be repaid over the next four years with no interest.

7.	CORPORATE DEBT

As of November 30, 2013, Northern Technologies Holding Company, LLC (NTI LLC) had a term loan with a principal amount of $914,384 outstanding that NTI LLC obtained from PNC Bank, National Association (PNC Bank) in connection with the purchase of NTIC’s corporate headquarters in September 2006.  As described in more detail in Note 15, this term loan was repaid in full on January 3, 2014.

The Company has a revolving line of credit with PNC Bank of $3,000,000.  No amounts were outstanding under the line of credit as of both November 30, 2013 and August 31, 2013.  At the option of the Company, outstanding advances under the line of credit bear interest at either (a) an annual rate based on LIBOR plus 2.15% for the applicable LIBOR interest period selected by the Company or (b) at the rate publicly announced by PNC Bank from time to time as its prime rate. Interest is payable in arrears (a) for the portion of advances bearing interest under the prime rate on the last day of each month during the term thereof and (b) for the portion of advances bearing interest under the LIBOR option on the last day of the respective LIBOR interest period selected for such advance.  Any unpaid interest is payable on the maturity date.  As of November 30, 2013, the interest rate was 2.99% and the weighted average rate was 3.06% for the three months ended November 30, 2013.  As of November 30, 2012, the interest rate was 3.03% and the weighted average rate was 3.11% for the three months ended November 30, 2012.  The revolving line of credit is secured by cash, receivables and inventory.

The line of credit is governed under a loan agreement, which contains standard covenants, including affirmative financial covenants, such as the maintenance of a minimum fixed charge coverage ratio, and negative covenants, which, among other things, limit the incurrence of additional indebtedness, loans and equity investments, disposition of assets, mergers and consolidations and other matters customarily restricted in such agreements.  Under the loan agreement, the Company is subject to a minimum fixed charge coverage ratio of 1.10:1.00.  As of November 30, 2013, the Company was in compliance with all debt covenants.

On December 31, 2013, PNC Bank extended the maturity date of the line of credit from January 8, 2014 to January 7, 2015.  All other terms of the line of credit and the loan agreement and other documents evidencing the line of credit remain the same.

8.	STOCKHOLDERS’ EQUITY

During the three months ended November 30, 2013, the Company did not purchase or retire any shares of its common stock.  The following stock options to purchase shares of common stock were exercised during the three months ended November 30, 2013:

Options Exercised	Exercise Price
1,000	$ 7.65

The Company granted stock options under the Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan (the 2007 Plan) to purchase an aggregate of 56,373 shares of its common stock to various employees and directors during the three months ended November 30, 2013.  The weighted average per share exercise price of the stock options is $14.83, which is equal to the fair market value of the Company’s common stock on the date of grant.

During the three months ended November 30, 2012, the Company did not purchase or retire any shares of its common stock.  The following stock options to purchase shares of common stock were exercised during the three months ended November 30, 2012:

Options Exercised	Exercise Price
25,140	$ 9.95
1,734	7.65

The Company granted stock options under the 2007 Plan to purchase an aggregate of 118,294 shares of its common stock to various employees and directors during the three months ended November 30, 2012.  The weighted average per share exercise price of the stock options is $10.25, which is equal to the fair market value of the Company’s common stock on the date of grant.

9.	NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding.  Diluted net income per share assumes the exercise of stock options using the treasury stock method, if dilutive.

No options to purchase shares of common stock were excluded from the computation of common share equivalents for the three months ended November 30, 2013, as the exercise prices of such options were greater than market price of a share of common stock.  Options to purchase shares of common stock of 48,000 were excluded from the computation of common share equivalents for the three months ended November 30, 2012, as the exercise prices of such options were greater than market price of a share of common stock.

The following is a reconciliation of the earnings per share computation for the three months ended November 30, 2013 and 2012:

	Three Months Ended
Numerator:	November 30, 2013	November 30, 2012
Net income attributable to NTIC	$858,586	$389,622

Denominator:
Basic – weighted shares outstanding	4,434,770	4,406,205
Weighted shares assumed upon exercise of stock options	117,899	34,231
Diluted – weighted shares outstanding	4,552,669	4,440,436

Basic earnings per share:	$0.19	$0.09
Diluted earnings per share:	$0.19	$0.09

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

The Company granted options to purchase an aggregate of 56,373 and 96,294 shares of its common stock during the three months ended November 30, 2013 and 2012, respectively.  The fair value of option grants is determined at date of grant, using the Black-Scholes option pricing model with the assumptions listed below.  The Company recognized compensation expense of $127,927 and $43,393 during the three months ended November 30, 2013 and 2012, respectively, related to the options that vested during such time period.  The stock-based expense recorded reduced after-tax net income per share by $0.03 for the three months ended November 30, 2013 and $0.01 for the three months ended November 30, 2012.  As of November 30, 2013, the total compensation cost for non-vested options not yet recognized in the Company’s consolidated statements of operations was $612,673, net of estimated forfeitures.  Additional stock-based compensation expense of $326,089 is expected through the remainder of fiscal year 2014, and $186,598 and $99,985 is expected to be recognized during fiscal 2015 and fiscal 2016, respectively.  Future option grants will impact the compensation expense recognized.

The Company currently estimates a ten percent forfeiture rate for stock options and continually reviews this estimate for future periods.

The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions and results for the grants:

	November 30,
	2013	2012
Dividend yield	0.00%		0.00%
Expected volatility	47.3%		48.0%
Expected life of option (years)	10	5	-	10
Average risk-free interest rate	1.36%		0.71%

The weighted average per share fair value of options granted during the three months ended November 30, 2013 and 2012 was $8.54 and $5.53, respectively.  The weighted average remaining contractual life of the options outstanding as of November 30, 2013 and 2012 was 5.27 years and 4.82 years, respectively.

11.	GEOGRAPHIC AND SEGMENT INFORMATION

Net sales by geographic location as a percentage of total consolidated net sales for the three months ended November 30, 2013 and 2012 were as follows:

	Three Months Ended
	November 30, 2013	November 30, 2012
Inside the U.S.A. to unaffiliated customers	71.1%	71.2%
Outside the U.S.A. to:
Joint ventures in which the Company is a shareholder directly and indirectly	10.6	15.3
Unaffiliated customers	18.3	13.5
	100.0%	100.0%

Net sales by geographic location are based on the location of the customer.

Fees for services provided to joint ventures by geographic location as a percentage of total fees for services provided to joint ventures during the three months ended November 30, 2013 and 2012 were as follows:

	Three Months Ended November 30,
	2013	% of Total Fees for Services Provided to Joint Ventures	2012	% of Total Fees for Services Provided to Joint Ventures
China*	$588,182	27.9%	$493,312	26.7%
Germany	263,555	12.5%	242,700	13.1%
Japan	173,282	8.2%	201,981	10.9%
Poland	164,567	7.8%	111,472	6.0%
Korea*	161,424	7.7%	138,742	7.5%
Thailand*	152,558	7.2%	153,687	8.3%
France	128,103	6.1%	128,502	7.0%
Sweden	109,970	5.2%	86,992	4.7%
Finland	105,202	5.0%	87,851	4.8%
United Kingdom	74,697	3.5%	67,058	3.6%
Other	188,108	8.9%	133,980	7.4%
	$2,109,648	100.0%	$1,846,277	100.0%

*	Joint venture owned by NTI Asean.

The following table sets forth the Company’s net sales for the three months ended November 30, 2013 and 2012 by segment:

	Three Months Ended
	November 30, 2013	November 30, 2012
ZERUST® sales	$5,749,013	$4,795,283
Natur-Tec® sales	560,087	496,464
Total Net sales	$6,309,100	$5,291,747

The following table sets forth the Company’s cost of goods sold for the three months ended November 30, 2013 and 2012 by segment:

	November 30, 2013	% of Product Sales*	November 30, 2012	% of Product Sales*
Direct cost of goods sold
ZERUST®	$3,081,764	53.6%	$2,644,295	55.1%
Natur-Tec®	449,464	80.3%	439,673	88.6%
Indirect cost of goods sold	626,803	NA	607,004	NA
Total net cost of goods sold	$4,158,031		$3,690,972

*	The percent of segment sales is calculated by dividing the direct cost of goods sold for each individual segment category by the net sales for each segment category.

The Company utilizes product net sales and direct and indirect cost of goods sold for each product in reviewing the financial performance of a product type.  Further allocation of Company expenses or assets, aside from amounts presented in the tables above, is not utilized in evaluating product performance, nor does such allocation occur for internal financial reporting.

Sales to the Company’s joint ventures are included in the foregoing geographic and segment information; however, sales by the Company’s joint ventures to other parties are not included.  The foregoing geographic and segment information represents only sales and cost of goods sold recognized directly by the Company.

The geographical distribution of key financial statement data is as follows:

	At November 30, 2013	At August 31, 2013
Brazil	$1,538,423	$1,419,543
North America	$50,239,583	$47,634,406
Total assets	$51,778,006	$49,053,949

	Three Months Ended
	November 30, 2013	November 30, 2012
Brazil	$602,362	$551,814
North America	5,706,738	4,739,933
Total Net sales	$6,309,100	$5,291,747

	Three Months Ended
	November 30, 2013	November 30, 2012
Brazil	$(56,809)	$(23,148)
North America	1,571,109	896,812
Total operating income	$1,514,299	$873,664

Total assets located in Brazil primarily consist of cash and cash equivalents, customer receivables and inventory.  These assets are periodically reviewed to assure the net realizable value from the estimated future production based on forecasted sales exceeds the carrying value of the assets.

12.	RESEARCH AND DEVELOPMENT

The Company expenses all costs related to product research and development as incurred.  The Company incurred $1,138,520 and $938,206 of expense during the three months ended November 30, 2013 and 2012, respectively, in connection with its research and development activities.  These amounts are net of reimbursements related to certain research and development contracts.  Such reimbursements totaled $45,788 and $68,682 for the three months ended November 30, 2013 and 2012, respectively.  The net fees are accounted for in the “Research and Development Expenses” section of the consolidated statements of operations.

13.	COMMITMENTS AND CONTINGENCIES

On August 22, 2013, the Compensation Committee of the Board of Directors of the Company approved the material terms of an annual bonus plan for the Company’s executive officers as well as certain officers and employees for the fiscal year ending August 31, 2014.  For fiscal 2014 as in past years, the total amount available under the bonus plan for all plan participants, including executive officers, is dependent upon the Company’s earnings before interest, taxes and other income, as adjusted to take into account amounts to be paid under the bonus plan and certain other adjustments (Adjusted EBITOI).  Each plan participant’s percentage of the overall bonus pool is based upon the number of plan participants, the individual’s annual base salary and the individual’s position and level of responsibility within the company.  In the case of each of the Company’s executive officer participants, 75% of the amount of their individual bonus payout will be determined based upon the Company’s actual EBITOI for fiscal 2013 compared to a pre-established target EBITOI for fiscal 2014 and 25% of the payout will be determined based upon such executive officer’s achievement of certain pre-established individual performance objectives.  The payment of bonuses under the plan are discretionary and may be paid to executive officer participants in both cash and shares of NTIC common stock, the exact amount and percentages will be determined by the Company’s Board of Directors, upon recommendation of the Compensation Committee, after the completion of the Company’s consolidated financial statements for fiscal 2014.  There was $299,000 for management bonuses accrued for three months ended November 30, 2013 compared to a management bonus accrual of $116,909 for the three months ended November 30, 2012.

The Company leases property located at 23205 Mercantile Road, Beachwood, Ohio.  Remaining rentals payable under such leases are as follows: fiscal 2014 - $59,500 and thereafter - $0.

Three joint ventures accounted for 52.4% of the Company’s trade joint venture receivables at November 30, 2013, and two joint ventures accounted for 49.0% of the Company’s trade joint venture receivables at August 31, 2013.

From time to time, the Company is subject to various claims and legal actions in the ordinary course of its business.  The Company is not currently involved in any legal proceeding in which the Company believes, based on information currently available, that there is a reasonable possibility of a material loss.

14.	FAIR VALUE MEASUREMENTS

Assets and liabilities that are measured at fair value on a recurring basis primarily relate to marketable equity securities. These items are marked-to-market at each reporting period.

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurements Using Inputs Considered as
	Fair Value as of November 30, 2013	Level 1	Level 2	Level 3
Cash equivalents	$1,019,000	$1,019,000	$—	$—

		Fair Value Measurements Using Inputs Considered as
	Fair Value as of August 31, 2013	Level 1	Level 2	Level 3
Cash equivalents	$1,020,000	$1,020,000	$—	$—

15.	SUBSEQUENT EVENT

On January 3, 2014, the Company repaid its term loan from PNC Bank in full.  The Company incurred no pre-payment penalties in connection with such pre-payment of debt.

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

Business Overview

NTIC develops and markets proprietary environmentally beneficial products and services in over 60 countries either directly or via a network of joint ventures, independent distributors and agents.  NTIC’s primary business is corrosion prevention marketed mainly under the ZERUST® brand.  NTIC has been selling these proprietary ZERUST® products and services to the automotive, electronics, electrical, mechanical, military and retail consumer markets for over 35 years, and more recently, has expanded its target market to include the oil and gas industry.  NTIC also sells a portfolio of bio-based and biodegradable (compostable) polymer resin compounds and finished products marketed under the Natur-Tec® brand.  These products are intended to reduce NTIC’s customers’ carbon footprint and provide environmentally sound waste disposal options.

NTIC’s ZERUST® rust and corrosion inhibiting products include plastic and paper packaging, liquids and coatings, rust removers and cleaners, diffusers and variations of these products designed specifically for the oil and gas industry.  NTIC’s also offers worldwide on-site technical consulting for rust and corrosion prevention issues.  NTIC’s technical service consultants work directly with the end users of NTIC’s ZERUST® rust and corrosion inhibiting products to analyze their specific needs and develop systems to meet their technical requirements.  In North America, NTIC sells its ZERUST® corrosion prevention solutions through a direct sales force as well as a network of independent distributors and agents.  Internationally, NTIC sells its ZERUST® corrosion prevention solutions through its majority owned subsidiary in Brazil, Zerust Prevenção de Corrosão S.A. (Zerust Brazil), its majority owned joint venture holding company for NTIC’s joint venture investments in the Association of Southeast Asian Nations (ASEAN) region, and joint venture arrangements in North America, Europe and Asia.

One of NTIC’s strategic initiatives is to expand into and penetrate other markets for its ZERUST® corrosion prevention solutions.  Consequently, for the past several years, NTIC has focused its sales and marketing efforts on the oil and gas industry, as the infrastructure that supports that industry is typically constructed using metals that are highly susceptible to corrosion.  NTIC believes that its ZERUST® corrosion prevention solutions will minimize maintenance downtime on critical oil and gas industry infrastructure, extend the life of such infrastructure and reduce the risk of environmental pollution due to corrosion leaks.

NTIC markets and sells its ZERUST® rust and corrosion prevention solutions to customers in the oil and gas industry across several countries either directly, through Zerust Brazil or through NTIC’s joint venture partners and other strategic partners.  The sale of ZERUST® corrosion prevention solutions to customers in the oil and gas industry has typically involved a long sales cycle, often including a one- to multi-year trial period with each customer and a slow integration process thereafter.

Natur-Tec® bio-based and biodegradable plastics are manufactured using NTIC’s patented and/or proprietary technologies and are intended to replace conventional petroleum-based plastics.  The Natur-Tec® biopolymer resin compound portfolio include formulations that have been optimized for a variety of applications including blown-film extrusion, extrusion coating, injection molding, and engineered plastics.  These resin compounds are fully biodegradable in a composting environment and are currently being used to produce finished products including shopping and grocery bags, lawn and leaf bags, can liners, pet waste collection bags, cutlery, packaging foam and coated paper products.  In North America, NTIC markets its Natur-Tec® resin compounds and finished products primarily through a network of regional and national distributors as well as independent agents.  NTIC continues to see significant opportunities for finished bioplastic products and, therefore, continues to strengthen and expand its North American distribution network for finished Natur-Tec® bioplastic products.  Internationally, NTIC sells its Natur-Tec® resin compounds and finished products both directly and through its recently formed majority owned subsidiary in India, Northern Technologies India Private Limited (NTI India), and some of its joint ventures.

In 2011, the Italian government passed legislation banning the use of non-biodegradable disposable plastic shopping bags.  However, enforcement of this law, has been delayed for a number of reasons, including a recent legal challenge as to the validity of the ban in a European Union member country by the government of the United Kingdom.  Consequently, NTIC’s sales of Natur-Tec® film grade resin compounds to Italy were adversely affected during fiscal 2013 and the first quarter of fiscal 2014.  It is NTIC’s understanding that these objections have now been addressed by the recently passed European Commission directive to reduce the consumption of lightweight plastic bags in the EU, and the ban on sale of non-biodegradable plastic shopping bags within Italy is expected to be implemented by early calendar 2014. NTIC expects its resin sales to customers in Italy to increase during the remainder of fiscal 2014 compared to the same period in fiscal 2013.

NTIC’s Joint Venture Network

NTIC participates in 21 active joint venture arrangements in North America, Europe and Asia.  Each of these joint ventures generally manufactures and markets products in the geographic territory to which it is assigned.  While most of NTIC’s joint ventures exclusively sell rust and corrosion inhibiting products, some of the joint ventures sell NTIC’s Natur-Tec® resin compounds.  NTIC has historically funded its investments in joint ventures with cash generated from operations.

NTIC’s receipt of funds from its joint ventures is dependent upon fees for services that NTIC provides to its joint ventures, based primarily on the revenues of the joint ventures, and NTIC’s receipt of dividend distributions from the joint ventures.  NTIC receives fees for services provided to its joint ventures based primarily on the net sales of the individual joint ventures.  The fees for services provided to joint ventures are determined based on either a flat fee or a percentage of sales depending on local laws and tax regulations.  With respect to NTIC’s primary joint venture in Germany (EXCOR), NTIC recognizes an agreed upon quarterly fee for such services.  NTIC recognizes equity income from its joint ventures based on the overall profitability of its joint ventures. Such profitability is subject to variability from quarter to quarter which, in turn, subjects NTIC’s earnings to variability from quarter to quarter.  The profits of NTIC’s joint ventures are shared by the respective joint venture owners in accordance with their respective ownership percentages.  NTIC typically directly or indirectly owns 50% or less of each of its joint venture entities and thus does not control the decisions of these entities regarding whether to pay dividends and, if paid, how much they should be in a given year.  The payment of a dividend by an entity is determined by a joint vote of the owners and is not at the sole discretion of NTIC.

NTIC does an equity consolidation of the investments and financial results of its 21 joint ventures in its financial statements utilizing the equity method of accounting.

The results of Zerust Brazil and NTI Asean are consolidated in NTIC’s consolidated financial statements.  NTIC holds 85% of the equity and 85% of the voting rights of Zerust Brazil.  Beginning in the first quarter of fiscal 2013, NTIC consolidated the results of NTI Asean, which effective as of September 1, 2012 is a majority owned subsidiary of NTIC.  NTIC holds 60% of the equity and 60% of the voting rights of NTI Asean.  NTI Asean holds investments in eight entities that operate in the following eight territories located in the ASEAN region:  China, Indonesia, Korea, Malaysia, Philippines, Singapore, Taiwan and Thailand.

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

NTIC’s consolidated net sales increased 19.2% during the three months ended November 30, 2013 compared to the three months ended November 30, 2012.  This increase was primarily a result of increased sales of ZERUST® rust and corrosion inhibiting packaging products and services.  During the three months ended November 30, 2013, 91.1% of NTIC’s consolidated net sales were derived from sales of ZERUST® products and services, which increased 19.9% to $5,749,013 during the three months ended November 30, 2013, compared to the same prior fiscal year period due to increased demand from existing customers and the addition of new customers.  NTIC has focused its sales efforts of ZERUST® products and services by strategically targeting customers with specific corrosion issues in new market areas, including the oil and gas industry and other industrial sectors that offer sizable growth opportunities.  NTIC’s consolidated net sales for the three months ended November 30, 2013 included $390,610 of sales made to customers in the oil and gas industry compared to $128,697 for the three months ended November 30, 2012.  Overall demand for ZERUST® products and services depends heavily on the overall health of the markets in which NTIC sells its products, including the automotive market in particular.

During the three months ended November 30, 2013, 8.9% of NTIC’s consolidated net sales were derived from sales of Natur-Tec® products compared to 9.4% during the three months ended November 30, 2012.  Net sales of Natur-Tec® products increased 12.8% during the three months ended November 30, 2013 compared to the three months ended November 30, 2012.  This increase was due to improved sales to Natur-Tec® distributors in the United States as NTIC has continued to strengthen and expand its U.S. industrial distribution.  Additionally, NTIC has continued to target key national and regional retailers utilizing independent sales agents.  Demand for the Natur-Tec® products depends primarily on market acceptance and the extent of NTIC’s distribution network.

Cost of goods sold as a percentage of net sales decreased to 65.9% during the three months ended November 30, 2013 compared to 69.8% during the three months ended November 30, 2012 primarily as a result of start-up costs associated with a new customer recognized during the three months ended November 30, 2012.

NTIC’s equity in income of joint ventures increased 23.7% to $1,427,748 during the three months ended November 30, 2013 compared to $1,154,296 during the three months ended November 30, 2012.  Additionally, fees for services provided to joint ventures increased 14.3% to $2,109,648 during the three months ended November 30, 2013 compared to $1,846,277 during the three months ended November 30, 2012.  These increases were primarily a result of a 7.8% or $2,136,284, increase in total net sales of NTIC’s joint ventures to $29,661,218 during the three months ended November 30, 2013 compared to $27,524,934 for the three months ended November 30, 2012.  Total net sales of NTIC’s joint ventures appear to be slightly improving from the depressed sales levels experienced as a result of the European economic slowdown over the past few years.

NTIC’s total operating expenses increased to $4,174,166 during the three months ended November 30, 2013 compared to $3,727,684 for the three months ended November 30, 2012.  This increase was primarily the result of an increase in selling expenses, general and administrative expenses and expenses incurred in support of joint ventures, and overall reflected NTIC’s efforts to support its new business efforts.

NTIC expenses all costs related to product research and development as incurred.  NTIC incurred $1,138,520 and $938,206 of expense during the three months ended November 30, 2013 and 2012, respectively, in connection with its research and development activities.  These represent net amounts after being reduced by reimbursements related to certain research and development contracts of $45,788 and $68,682 during the three months ended November 30, 2013 and 2012, respectively.  NTIC anticipates that it will spend between $3,800,000 and $4,000,000 in total during fiscal 2014 on research and development activities related to its new technologies.  This estimate is a net range after being reduced by anticipated reimbursements related to certain research and development contracts.

Net income attributable to NTIC increased 120.4% to $858,586, or $0.19 per diluted common share, for the three months ended November 30, 2013 compared to $389,622, or $0.09 per diluted common share, for the three months ended November 30, 2012. This increase was primarily the result of increases in gross profit of NTIC’s North American businesses and increases in joint venture operations.  NTIC anticipates that its quarterly net income will remain subject to significant volatility primarily due to the financial performance of its joint ventures and sales of its ZERUST® products and services into the oil and gas industry and Natur-Tec® bioplastics products, which sales fluctuate more on a quarterly basis than the traditional ZERUST® business.

NTIC’s working capital was $13,222,558 at November 30, 2013, including $3,907,371 in cash and cash equivalents compared to $13,270,452 at August 31, 2013, including $4,314,258 in cash and cash equivalents.  As of November 30, 2013, NTIC had a term loan with a principal amount of $914,384 outstanding from PNC Bank, National Association, which it repaid in full on January 3, 2014.

Results of Operations

The following tables set forth NTIC’s results of operations for the three months ended November 30, 2013 and 2012.

	Three Months Ended
	November 30, 2013	% of Net Sales	November 30, 2012	% of Net Sales	$ Change	% Change
Net sales, excluding joint ventures	$5,605,018	88.8%	$4,770,387	90.1%	$834,631	17.5%
Net sales, to joint ventures	704,082	11.2%	521,360	9.9%	182,722	35.0%
Cost of goods sold	4,158,031	65.9%	3,690,972	69.8%	467,059	12.7%
Equity in income of joint ventures	1,427,748	22.6%	1,154,296	21.8%	273,452	23.7%
Fees for services provided to joint ventures	2,109,648	33.4%	1,846,277	34.9%	263,371	14.3%
Selling expenses	1,318,886	20.9%	1,171,095	22.1%	147,791	12.6%
General and administrative expenses	1,387,496	22.0%	1,248,696	23.6%	138,800	11.1%
Expenses incurred in support of joint ventures	329,264	5.2%	369,687	7.0%	(40,423)	(10.9)%
Research and development expenses	1,138,520	18.0%	938,206	17.7%	200,314	21.4%

Net Sales.  NTIC’s consolidated net sales increased 19.2% to $6,309,100 during the three months ended November 30, 2013 compared to the three months ended November 30, 2012.  NTIC’s consolidated net sales to unaffiliated customers excluding NTIC’s joint ventures increased 17.5% to $5,605,018 during the three months ended November 30, 2013 compared to the same prior fiscal year period.  This increase was primarily a result of increased sales of ZERUST® rust and corrosion inhibiting packaging products and services and Natur-Tec® products.  Net sales to joint ventures increased 35.0% to $704,082 during the three months ended November 30, 2013 compared to the same prior fiscal year period.  This increase partially correlated with the 7.8% increase in total net sales of NTIC’s joint ventures for the three months ended November 30, 2013 compared to the same prior fiscal year period.

The following table sets forth NTIC’s net sales by product category for the three months ended November 30, 2013 and 2012 by segment:

	Three Months Ended
	November 30, 2013	November 30, 2012	$ Change	% Change
Total ZERUST® sales	$5,749,013	$4,795,283	$953,730	19.9%
Total Natur-Tec® sales	560,087	496,464	63,623	12.8%
Total net sales	$6,309,100	$5,291,747	$1,017,353	19.2%

During the three months ended November 30, 2013, 91.1% of NTIC’s consolidated net sales were derived from sales of ZERUST® products and services, which increased 19.9% to $5,749,013 during the three months ended November 30, 2013 compared to $4,795,283 during the same prior fiscal year period, due primarily from increased demand from existing customers and the addition of new customers.  NTIC has strategically focused its sales efforts for ZERUST® products and services on customers with sizeable corrosion problems in industry sectors that offer sizable growth opportunities, including the oil and gas sector.  The following table sets forth NTIC’s net sales of ZERUST® products for the three months ended November 30, 2013 and 2012:

	Three Months Ended
	November 30, 2013	November 30, 2012	$ Change	% Change
ZERUST® industrial net sales	$4,656,839	$4,145,226	$511,613	12.3%
ZERUST® joint venture net sales	701,564	521,360	180,204	34.6%
ZERUST® oil & gas net sales	390,610	128,697	261,913	203.5%
Total ZERUST® net sales	$5,749,013	$4,795,283	$953,730	19.9%

NTIC anticipates that its sales of ZERUST® products and services into the oil and gas industry will remain subject to significant volatility from quarter to quarter as sales are converted and purchase orders are filled.

During the three months ended November 30, 2013, 8.9% of NTIC’s consolidated net sales were derived from sales of Natur-Tec® products, which increased 12.8% to $560,087 during the three months ended November 30, 2013 compared to the three months ended November 30, 2012.  This increase was due primarily to increased sales to NTIC’s Natur-Tec® distributors in the United States.  Additionally, NTIC continues to target key regional and national retailers through independent sales agents.  Demand for Natur-Tec® products depends primarily on market acceptance and the reach of NTIC’s distribution network.  Because of the typical size of individual orders and overall size of NTIC’s net sales derived from sales of Natur-Tec® products, the timing of one or more orders can affect materially NTIC’s quarterly sales of Natur-Tec® products and the comparisons to prior year quarters.

Cost of Goods Sold.  Cost of goods sold increased 12.7% for the three months ended November 30, 2013 compared to the three months ended November 30, 2012 primarily as a result of increased net sales as described above.  Cost of goods sold as a percentage of net sales decreased to 65.9% for the three months ended November 30, 2013 compared to 69.7% for the three months ended November 30, 2012 primarily as a result of start-up costs associated with a new customer incurred during the three months ended November 30, 2012.

Equity in Income of Joint Ventures. NTIC’s equity in income of joint ventures increased 23.7% to $1,427,748 during the three months ended November 30, 2013 compared $1,154,296  during the three months ended November 30, 2012 primarily as a result of a 7.8% increase in total net sales of NTIC’s joint ventures during the three months ended November 30, 2013 compared to the three months ended November 30, 2012.  Of the total equity in income of joint ventures, NTIC had equity in income of joint ventures of $926,654 attributable to EXCOR during the three months ended November 30, 2013 compared to $785,187 during the three months ended November 30, 2012.  Of the total equity in income of joint ventures, NTIC had equity in income of joint ventures of $149,354 attributable to its joint venture in China during the three months ended November 30, 2013 compared to $147,001 during the three months ended November 30, 2012.  NTIC had equity in income of all other joint ventures of $351,740 during the three months ended November 30, 2013 compared to $222,108 during the three months ended November 30, 2012.

Fees for Services Provided to Joint Ventures.  NTIC recognized fee income for services provided to joint ventures of $2,109,648 during the three months ended November 30, 2013 compared to $1,846,277 during the three months ended November 30, 2012, representing an increase of $263,371, or 14.3%.  This increase was primarily a result of the 7.8% increase in total net sales of NTIC’s joint ventures to $29,661,218 during the three months ended November 30, 2013 compared to $27,524,934 for the three months ended November 30, 2012.  Sales of NTIC’s joint ventures are not included in NTIC’s product sales and are not combined with NTIC’s sales in NTIC’s consolidated financial statements or in any description of NTIC’s sales.

Of the total fee income for services provided to its joint ventures, fees of $588,182 and $263,555 were attributable to NTIC’s joint venture in China and EXCOR, respectively, during the three months ended November 30, 2013 compared to $493,312 and $242,700 attributable to China and EXCOR during the three months ended November 30, 2012.  The increase in fee income for services provided to joint ventures attributable to NTIC’s joint venture in China was primarily the result of increased sales during the most recent period and the decrease in fee income for services provided to joint ventures attributable to EXCOR was primarily the result of foreign currency exchange rate fluctuations.

Selling Expenses.  NTIC’s selling expenses increased 12.6% for the three months ended November 30, 2013 compared to the same period in fiscal 2013 due to increases in compensation and employee benefits, lab testing related expenses, commission expenses, travel and related expenses, and consulting expenses and selling expenses incurred at Zerust Brazil.  Selling expenses as a percentage of net sales decreased slightly to 20.9% for the three months ended November 30, 2013, from 22.1% during the three months ended November 30, 2012 due primarily to the increase in net sales, partially offset by the increase in fixed selling expenses as previously described.

General and Administrative Expenses.  NTIC’s general and administrative expenses increased 11.1% for the three months ended November 30, 2013 compared to the same period in fiscal 2012 due to an increase in consulting and service expenses.  As a percentage of net sales, general and administrative expenses decreased to 22.0% for the three months ended November 30, 2013 from 23.6% for the three months ended November 30, 2012 due primarily to the increase in net sales, partially offset by the increase in fixed general and administrative expenses as previously described.

Expenses Incurred in Support of Joint Ventures.  Expenses incurred in support of NTIC’s joint ventures were $329,264 during the three months ended November 30, 2013 compared to $369,687 during the three months ended November 30, 2012, representing a decrease of 10.9%.

Research and Development Expenses.  NTIC’s research and development expenses increased 21.4% for the three months ended November 30, 2013 compared to the same period in fiscal 2012.  The increase was primarily due to compensation and benefit expenses associated with increased headcount and an increase in consulting expenses, partially offset by reimbursements related to certain research and development contracts.

Interest Income.  NTIC’s interest income decreased to $1,789 during the three months ended November 30, 2013 compared to $25,346 during the three months ended November 30, 2012.

Interest Expense.  NTIC’s interest expense increased to $13,670 during the three months ended November 30, 2013 compared to $6,474 during the three months ended November 30, 2012.

Income Before Income Tax Expense.  Income before income tax expense increased to $1,502,418 for the three months ended November 30, 2013 compared to $892,536 for the three months ended November 30, 2012.

Income Tax Expense.  Income tax expense was $198,000 during the three months ended November 30, 2013 compared to $134,000 during the three months ended November 30, 2012.   Income tax expense was calculated based on management’s estimate of NTIC’s annual effective income tax rate.  NTIC’s annual effective income tax rate during the three months ended November 30, 2013 and 2012 was lower than the statutory rate primarily due to NTIC’s equity in income of joint ventures being recognized based on after-tax earnings of these entities.  To the extent undistributed earnings of NTIC’s joint ventures are distributed to NTIC, it is not expected to result in any material additional income tax liability after the application of foreign tax credits. NTIC records a tax valuation allowance when it is more likely than not that some portion or all of its deferred tax assets will not be realized to reduce deferred tax assets to the amount expected to be realized.  NTIC determined based on all available evidence, including historical data and projections of future results, that it is more likely than not that all of its deferred tax assets, except for its foreign tax credit carryforwards and Minnesota state research and development credit carryforwards, will be fully realized.  In addition, NTIC determined based upon all available evidence, including new IRS guidance, historical results, projected future taxable income and foreign tax credit utilization, that it was not more likely than not that the federal research and development credits would be utilized during the carryforward period and as a result, a valuation allowance was recorded against all of NTIC’s federal research and development credits.  In addition, NTIC continues to believe that its deferred tax asset related to foreign tax credit carryforwards will not be realized due to insufficient federal taxable income within the carryforward period and the fact that for ordering purposes the foreign tax credit carryforwards are not allowed to be used until after any current year foreign tax credits are utilized.

NTIC considers the earnings of certain foreign joint ventures to be indefinitely invested outside the United States on the basis of estimates that NTIC’s future domestic cash generation will be sufficient to meet future domestic cash needs. As a result, U.S. income and foreign withholding taxes have not been recognized on the cumulative undistributed earnings of $24,654,443 and $22,281,510 at November 30, 2013 and August 31, 2013, respectively.  To the extent undistributed earnings of NTIC’s joint ventures are distributed in the future, they are not expected to result in any material additional income tax liability after the application of foreign tax credits.

Other Comprehensive Income - Foreign Currency Translations Adjustment.  The volatility of the foreign currency translations adjustment was due to the volatility of the U.S. Dollar compared to the Euro and other foreign currencies during the three months ended November 30, 2013 compared to the same period in fiscal 2012.

Liquidity and Capital Resources

Sources of Cash and Working Capital.  As of November 30, 2013, NTIC’s working capital was $13,222,558, including $3,907,371 in cash and cash equivalents, compared to working capital of $13,270,452, including $4,314,258 in cash and cash equivalents, at August 31, 2013.

As of November 30, 2013, NTIC had a term loan with a principal amount of $914,384 outstanding from PNC Bank, National Association (PNC Bank).  On January 3, 2014, NTIC repaid the term loan in full.

As of November 30, 2013, NTIC also had a revolving line of credit with PNC Bank of $3,000,000 with no amounts outstanding as of such date.  The line of credit is evidenced by an amended and restated committed line of credit note in the principal amount of up to $3,000,000.  The line of credit has a $1,200,000 standby letter of credit subfacility, with any standby letters of credit issued thereunder being at the sole discretion of PNC Bank.  Any standby letters of credit issued under the subfacility are subject to customary fees and charges payable by NTIC.  At the option of NTIC, outstanding advances under the line of credit bear interest at either (a) an annual rate based on LIBOR plus 2.15% for the applicable LIBOR interest period selected by NTIC or (b) at the rate publicly announced by PNC Bank from time to time as its prime rate.  Interest is payable in arrears (a) for the portion of advances bearing interest under the prime rate on the last day of each month during the term thereof and (b) for the portion of advances bearing interest under the LIBOR option on the last day of the respective LIBOR interest period selected for such advance.  Any unpaid interest is payable on the maturity date.  As of November 30, 2013, the interest rate on the line of credit was 2.99%.

The line of credit is governed under a loan agreement.  The loan agreement contains standard covenants, including affirmative financial covenants, such as the maintenance of a minimum fixed charge coverage ratio, and negative covenants, which, among other things, limit the incurrence of additional indebtedness, loans and equity investments, disposition of assets, mergers and consolidations and other matters customarily restricted in such agreements. Under the loan agreement, NTIC is subject to a minimum fixed charge coverage ratio of 1.10:1.00.   As of November 30, 2013, NTIC was in compliance with all loan agreement covenants and expects to remain in compliance with such covenants during the remainder of fiscal 2014.

On December 31, 2013, PNC Bank extended the maturity date of the line of credit from January 8, 2014 to January 7, 2015.  All other terms of the line of credit and the loan agreement and other documents evidencing the line of credit remain the same.  It is anticipated that, as historically has been the practice, the line of credit will be renewed each year for one additional year for the immediate foreseeable future.

NTIC believes that a combination of its existing cash and cash equivalents, forecasted cash flows from future operations, anticipated distributions of earnings, anticipated fees to NTIC for services provided to its joint ventures, and funds available through existing or anticipated financing arrangements, will be adequate to fund its existing operations, investments in new or existing joint ventures, capital expenditures, debt repayments and any stock repurchases for at least the next 12 months.  During the remainder of fiscal 2014, NTIC expects to continue to invest in research and development and in marketing efforts and resources into the application of its corrosion prevention technology into the oil and gas industry and its Natur-Tec® bio-plastics business.  In order to take advantage of such new product and market opportunities to expand its business and increase its revenues, NTIC may decide to finance such opportunities by borrowing under its revolving line of credit or raising additional financing through the issuance of debt or equity securities.  There is no assurance that any financing transaction will be available on terms acceptable to NTIC or at all, or that any financing transaction will not be dilutive to NTIC’s current stockholders.

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

Uses of Cash and Cash Flows.  Net cash used in operating activities during the three months ended November 30, 2013 was $207,744, which resulted principally from NTIC’s equity in income from joint ventures and increases in receivables, inventories and prepaid expenses and a decrease in accounts payables, accrued liabilities and income taxes payable, partially offset by NTIC’s net income, depreciation and amortization.  Net cash used in operating activities during the three months ended November 30, 2012 was $1,474,140, which resulted principally from NTIC’s equity in income from joint ventures and increases in receivables, inventories and prepaid expenses, and decreases in payables and accrued liabilities, partially offset by NTIC’s net income, depreciation, amortization and income taxes payable.

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

NTIC experienced an increase in receivables and inventory as of November 30, 2013 compared to August 31, 2013 due to the increase in net sales and a desire to stock more products to shorten lead times and anticipate customer demand.  Trade receivables excluding joint ventures as of November 30, 2013 increased $302,098 compared to August 31, 2013, primarily related to the increase in NTIC’s net sales.

Outstanding trade receivables excluding joint ventures balances as of November 30, 2013 increased two days to an average of 59 days from balances outstanding from these customers as of August 31, 2013.

Outstanding trade receivables from joint ventures as of November 30, 2013 decreased $112,869 compared to August 31, 2013 primarily due to the timing of payments, which resulted in a decrease of outstanding balances from trade receivables from joint ventures as of November 30, 2013 of 96 days from an average of 120 days from balances outstanding from these customers compared to August 31, 2013.  The significant average days outstanding of trade receivables from joint ventures as of November 30, 2013 were primarily due to the receivable balance at NTIC’s joint ventures in India, Korea and China.

Outstanding receivables for services provided to joint ventures as of November 30, 2013 increased $374,345 compared to August 31, 2013, which resulted in a decrease of two days of fees receivable outstanding as of November 30, 2013 to an average of 122 days compared to August 31, 2013.

Net cash used in investing activities for the three months ended November 30, 2013 was $212,438, which was due to additions to property and equipment and additions to patents, partially offset by dividends received from joint ventures.  Although the amount of dividends received from joint ventures was lower during the three months ended November 30, 2013 compared to the same period last fiscal year, NTIC anticipates the receipt of an approximately $4.62 million dividend from EXCOR during the second quarter of fiscal 2014.  Net cash provided by investing activities for the three months ended November 30, 2012 was $4,153,275, which was comprised of dividends received from joint ventures, partially offset by additions to property and equipment and additions to patents and effect of the NTI Asean consolidation on cash of $1,612,768.

Net cash provided by financing activities for the three months ended November 30, 2013 was $9,875, which resulted from proceeds from NTIC’s employee stock purchase plan and, to a lesser extent, option exercises and, partially offset by principal payments on the bank loan for NTIC’s corporate headquarters buildings.  Net cash provided by financing activities for the three months ended November 30, 2012 was $39,881, which resulted from proceeds from option exercises and, to a lesser extent, NTIC’s employee stock purchase plan, partially offset by principal payments on the bank loan for NTIC’s corporate headquarters buildings.

Capital Expenditures and Commitments.  NTIC spent $166,299 on capital expenditures during the three months ended November 30, 2013 and expects to spend an aggregate of approximately $600,000 to $1,000,000 on capital expenditures during fiscal 2014.  Such anticipated capital expenditures for fiscal 2014 relate primarily to the possible additional expansion of its laboratory facilities and purchase of equipment in Circle Pines, Minnesota.

NTIC has a lease agreement for approximately 17,000 square feet of office, manufacturing, laboratory and warehouse space in Beachwood, Ohio, requiring monthly payments of $17,500, which are adjusted annually according to the annual consumer price index, through November 2014.  NTIC had no other material lease or other material capital commitments as of November 30, 2013.

Off-Balance Sheet Arrangements

NTIC has no relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet financial arrangements.  As such, NTIC is not materially exposed to any financing, liquidity, market or credit risk that could arise if NTIC had engaged in such arrangements.

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

At the option of NTIC, outstanding advances under NTIC’s $3,000,000 revolving line of credit with PNC Bank bear interest at either (a) an annual rate based on LIBOR plus 2.15% for the applicable LIBOR interest period selected by NTIC or (b) at the rate publicly announced by PNC Bank from time to time as its prime rate, and thus may subject NTIC to some market risk on interest rates.  As of November 30, 2013, NTIC had no borrowings under the line of credit.

Critical Accounting Policies and Estimates

There have been no material changes to NTIC’s critical accounting policies and estimates from the information provided in “Part II. Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies”, included in NTIC’s annual report on Form 10-K for the fiscal year ended August 31, 2013, other than the policy described below.

Principles of Consolidation

NTIC evaluates its voting and variable interests in entities on a qualitative and quantitative basis.  NTIC consolidates entities in which it concludes it has the power to direct the activities that most significantly impact an entity’s economic success and has the obligation to absorb losses or the right to receive benefits that could be significant to the entity.  All such relationships are evaluated on an ongoing basis.  The consolidated financial statements include the accounts of Northern Technologies International Corporation, its wholly owned subsidiary, Northern Technologies Holding Company, LLC, and NTIC’s majority owned subsidiary in Brazil, Zerust Prevenção de Corrosão S.A., NTIC’s majority owned holding company, NTI Asean LLC, and NTIC’s majority owned subsidiary in India, Northern Technologies India Private Limited. NTIC’s consolidated financial statements do not include the accounts of any of its joint ventures.

Recent Accounting Pronouncements

In March 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” (“ASU 2013-05”), which resolves diversity in practice regarding the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity. The amendments in ASU 2013-05 are effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The adoption of ASU 2013-05 will not have a material impact on NTIC’s financial position or results of operations.

In July 2013, the FASB issued ASU No. 2013-11: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which requires unrecognized tax benefits to be presented as a decrease in a net operating loss, similar tax loss or tax credit carryforward if certain criteria are met. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of ASU 2013-11 is not expected to have a material impact on NTIC’s consolidated financial statements during fiscal 2014.

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

•
NTIC’s dependence upon sales by Zerust Brazil to Petroleo Brasileiro S.A. (Petrobras), an oil company located in Brazil, and the effect of such sales on NTIC’s quarterly operating results, including in particular its net sales and margins;

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

For more information regarding these and other uncertainties and factors that could cause NTIC’s actual results to differ materially from what NTIC has anticipated in its forward-looking statements or otherwise could materially adversely affect its business, financial condition or operating results, see NTIC’s annual report on Form 10-K for the fiscal year ended August 31, 2013 under the heading “Part I. Item 1A. Risk Factors.”

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

Changes in Internal Control over Financial Reporting

There was no change in NTIC’s internal control over financial reporting that occurred during the quarter ended November 30, 2013 that has materially affected, or is reasonably likely to materially affect NTIC’s internal control over financial reporting.

PART II -	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Not applicable.

ITEM 1A.	RISK FACTORS

This Item 1A is inapplicable to NTIC as a smaller reporting company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Equity Securities

During the three months ended November 30, 2013, NTIC did not issue any shares of its common stock or other equity securities of NTIC that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

During the three months ended November 30, 2013, NTIC did not purchase any shares of its common stock or other equity securities of NTIC.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

On December 31, 2013, PNC Bank extended the maturity date of NTIC’s line of credit with PNC Bank from January 8, 2014 to January 7, 2015.  All other terms of the line of credit and the loan agreement and other documents evidencing the line of credit remain the same.

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
101
The following materials from NTIC’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Comprehensive Income, (iv) the unaudited Consolidated Statements of Cash Flows, and (v) Notes to Condensed Financial Statements (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

Date: January 10, 2014	Matthew C. Wolsfeld, CPA
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
101
The following materials from Northern Technologies International Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Comprehensive Income, (iv) the unaudited Consolidated Statements of Cash Flows, and (v) Notes to Condensed Financial Statements
Filed herewith