Form 10-Q
period 2014-02-28
NORTHERN TECHNOLOGIES INTERNATIONAL CORP
filed 2014-04-11
CIK 875582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
______________________________

FORM 10-Q

(Mark one)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2014

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

As of April 11, 2014, there were 4,448,837 shares of common stock of the registrant outstanding.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
FORM 10-Q
February 28, 2014

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

All trademarks, trade names or service marks referred to in this report are the property of their respective owners.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS AS OF FEBRUARY 28, 2014 (UNAUDITED)
AND AUGUST 31, 2013 (AUDITED)

	February 28, 2014	August 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,996,127	$4,314,258
Receivables:
Trade excluding joint ventures, less allowance for doubtful accounts of $40,000 at February 28, 2014 and $20,000 at August 31, 2013	3,260,411	3,329,995
Trade joint ventures	536,532	859,434
Fees for services provided to joint ventures	2,816,043	2,446,017
Income taxes	356,947	144,939
Inventories	5,370,201	5,111,549
Prepaid expenses	582,289	258,765
Deferred income taxes	467,548	467,548
Total current assets	20,386,098	16,932,505

PROPERTY AND EQUIPMENT, NET	5,431,316	5,323,612

OTHER ASSETS:
Investments in joint ventures	22,653,710	24,702,981
Deferred income taxes	1,034,212	1,034,212
Patents and trademarks, net	1,138,698	1,060,639
Other	177,273	—
Total other assets	25,003,893	26,797,832
Total assets	$50,821,307	$49,053,949

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of note payable (Note 6)	—	76,119
Accounts payable	1,261,616	1,830,729
Accrued liabilities:
Payroll and related benefits	1,027,069	1,277,942
Deferred joint venture royalties	288,000	288,000
Other	118,510	189,263
Total current liabilities	2,695,195	3,662,053

NOTE PAYABLE, NET OF CURRENT PORTION (Note 6)	—	857,295

COMMITMENTS AND CONTINGENCIES (Note 12)

EQUITY:
Preferred stock, no par value; authorized 10,000 shares; none issued and outstanding	—	—
Common stock, $0.02 par value per share; authorized 10,000,000 shares; issued and outstanding 4,434,837 and 4,432,036, respectively	88,697	88,641
Additional paid-in capital	11,967,414	11,701,942
Retained earnings	30,510,558	28,626,928
Accumulated other comprehensive income	933,423	316,161
Stockholders’ equity	43,500,092	40,733,672
Non-controlling interest	4,626,020	3,800,929
Total equity	48,126,112	44,534,601
Total liabilities and equity	$50,821,307	$49,053,949

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2014 AND 2013

	Three Months Ended		Six Months Ended
	February 28, 2014	February 28, 2013	February 28, 2014	February 28, 2013
NET SALES:
Net sales, excluding joint ventures	$5,527,366	$4,485,203	$11,132,384	$9,255,590
Net sales, to joint ventures	691,642	761,147	1,395,724	1,282,507
Total net sales	6,219,008	5,246,350	12,528,108	10,538,097

Cost of goods sold	4,051,833	3,633,913	8,209,864	7,324,885
Gross profit	2,167,175	1,612,437	4,318,244	3,213,212

JOINT VENTURE OPERATIONS:
Equity in income of joint ventures	1,395,451	1,138,438	2,823,199	2,292,734
Fees for services provided to joint ventures	2,057,671	1,770,881	4,167,319	3,617,158
Total joint venture operations	3,453,122	2,909,319	6,990,518	5,909,892

OPERATING EXPENSES:
Selling expenses	1,291,316	1,174,065	2,610,202	2,345,160
General and administrative expenses	1,209,933	1,143,987	2,597,429	2,392,683
Expenses incurred in support of joint ventures	366,469	321,456	695,733	691,143
Research and development expenses	1,099,345	912,393	2,237,865	1,850,599
Total operating expenses	3,967,063	3,551,901	8,141,229	7,279,585

OPERATING INCOME	1,653,234	969,855	3,167,533	1,843,519

INTEREST INCOME	2,570	22,288	4,359	47,634
INTEREST EXPENSE	(11,976)	(6,988)	(25,646)	(13,462)

INCOME BEFORE INCOME TAX EXPENSE	1,643,828	985,155	3,146,246	1,877,691

INCOME TAX EXPENSE	259,759	240,000	457,759	374,000

NET INCOME	1,384,069	745,155	2,688,487	1,503,691

NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	359,025	310,745	804,857	679,659

NET INCOME ATTRIBUTABLE TO NTIC	$1,025,044	$434,410	$1,883,630	$824,032

NET INCOME ATTRIBUTABLE TO NTIC PER COMMON SHARE:
Basic	$0.23	$0.10	$0.42	$0.19
Diluted	$0.22	$0.10	$0.41	$0.18

WEIGHTED AVERAGE COMMON SHARES ASSUMED OUTSTANDING:
Basic	4,434,837	4,418,821	4,434,770	4,409,954
Diluted	4,579,603	4,485,076	4,566,103	4,460,197

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2014 AND 2013

	Three Months Ended		Six Months Ended
	February 28, 2014	February 28, 2013	February 28, 2014	February 28, 2013
NET INCOME	$1,384,069	$745,155	$2,688,487	$1,503,691
OTHER COMPREHENSIVE INCOME – FOREIGN CURRENCY TRANSLATION ADJUSTMENT	84,038	(25,641)	605,611	395,544

COMPREHENSIVE INCOME	1,468,107	719,514	3,294,098	1,899,235
COMPREHENSIVE INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	334,607	331,252	793,206	734,687
COMPREHENSIVE INCOME ATTRIBUTABLE TO NTIC	$1,133,500	$388,262	$2,500,892	$1,164,548

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2014 AND 2013

	Six Months Ended
	February 28, 2014	February 28, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,688,487	$1,503,691
Adjustments to reconcile net income to net cash used in operating activities:
Stock-based compensation	236,623	137,550
Depreciation expense	217,620	211,874
Amortization expense	42,819	35,122
Loss on disposal of assets	2,178	13,845
Equity in income from joint ventures	(2,823,199)	(2,292,734)
Increase in allowance on doubtful accounts	20,000	—
Changes in current assets and liabilities:
Receivables:
Trade, excluding joint ventures	64,392	(223,731)
Trade, joint ventures	322,902	(247,466)
Fees for services provided to joint ventures	(370,026)	221,099
Income taxes	(209,797)	(51,111)
Inventories	(246,686)	(990,720)
Prepaid expenses and other	(500,213)	(91,869)
Accounts payable	(578,103)	(574,037)
Income tax payable	(835)	(2,748)
Accrued liabilities	(330,206)	(1,094,446)
Net cash used in operating activities	(1,464,042)	(3,445,681)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of investment in joint venture	245,594	—
Dividends received from joint ventures	5,217,878	2,953,435
Additions to property and equipment	(325,051)	(102,259)
Effect of subsidiary consolidation on cash	—	1,612,768
Additions to patents	(121,351)	(114,882)
Net cash provided by investing activities	5,017,070	4,349,062

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable	(933,414)	(38,059)
Dividend received by non-controlling interest	—	(872,841)
Investment by non-controlling interest	30,866	—
Proceeds from employee stock purchase plan	21,255	28,938
Proceeds from exercise of stock options	7,650	102,815
Net cash used in financing activities	(873,643)	(779,147)

EFFECT OF EXCHANGE RATE CHANGES ON CASH:	2,484	(636)

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,681,869	123,598
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,314,258	4,137,547

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,996,127	$4,261,145

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.           INTERIM FINANCIAL INFORMATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all necessary adjustments, which are of a normal recurring nature, and present fairly the consolidated financial position of Northern Technologies International Corporation and its subsidiaries (the Company) as of February 28, 2014 and August 31, 2013 and the results of their operations for the three and six months ended February 28, 2014 and 2013 and their cash flows for the six months ended February 28, 2014 and 2013, in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).

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

Operating results for the three and six months ended February 28, 2014 are not necessarily indicative of the results that may be expected for the full fiscal year ending August 31, 2014.

The Company evaluates events occurring after the date of the consolidated financial statements requiring recording or disclosure in the consolidated financial statements.

2.           INVENTORIES

Inventories consisted of the following:

	February 28, 2014	August 31, 2013
Production materials	$1,191,107	$1,096,693
Finished goods	4,179,094	4,014,856
	$5,370,201	$5,111,549

3.           PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	February 28, 2014	August 31, 2013
Land	$310,365	$310,365
Buildings and improvements	4,540,110	4,613,879
Machinery and equipment	3,590,893	3,189,671
	8,441,369	8,113,915
Less accumulated depreciation	(3,010,052)	(2,790,303)
	$5,431,316	$5,323,612

4.           PATENTS AND TRADEMARKS, NET

Patents and trademarks, net consisted of the following:

	February 28, 2014	August 31, 2013
Patents and trademarks	$2,185,008	$2,064,128
Less accumulated amortization	(1,046,310)	(1,003,489)
	$1,138,698	$1,060,639

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

Financial information from the audited and unaudited financial statements of the Company’s joint venture in Germany, Excor Korrosionsschutz – Technologien und Produkte GmbH (EXCOR), joint venture in China, NTI Asean and all of the Company’s other joint ventures, are summarized as follows:

	At February 28, 2014
	Total	EXCOR	China	All Other
Current assets	$60,798,447	$21,138,250	$12,498,369	$27,161,828
Total assets	66,244,262	23,578,234	12,520,341	30,145,687
Current liabilities	17,443,151	3,486,865	3,860,391	10,095,895
Noncurrent liabilities	2,126,033	—	868,005	1,258,028
Joint ventures’ equity	46,675,076	20,091,369	7,791,945	18,791,762
Company’s share of joint ventures’ equity	22,653,729	10,045,687	3,895,973	8,712,069
Company’s share of joint ventures’ undistributed earnings	$20,232,259	$10,014,782	$3,845,973	$6,371,504

	At August 31, 2013
	Total	EXCOR	China	All Other
Current assets	$63,052,410	$25,955,136	$11,200,355	$25,896,919
Total assets	68,417,142	28,391,787	11,226,755	28,798,600
Current liabilities	16,107,597	3,572,004	3,080,118	9,455,475
Noncurrent liabilities	2,488,057	—	871,886	1,616,171
Joint ventures’ equity	49,821,488	24,819,783	7,274,751	17,726,954
Company’s share of joint ventures’ equity	24,702,981	12,409,893	3,637,375	8,655,713
Company’s share of joint ventures’ undistributed earnings	$22,281,510	$12,378,988	$3,587,375	$6,315,147

	Six Months Ended February 28, 2014
	Total	EXCOR	China	All Other
Net sales	$58,050,376	$18,963,579	$8,257,630	$30,829,167
Gross profit	27,600,668	10,072,948	3,834,419	13,693,301
Net income	5,479,724	3,763,017	553,963	1,162,744
Company’s share of equity in income of joint ventures	$2,823,199	$1,881,705	$276,948	$664,546

	Six Months Ended February 28, 2013
	Total	EXCOR	China	All Other
Net sales	$54,247,135	$17,451,153	$6,929,260	$29,866,722
Gross profit	25,852,537	9,105,579	3,290,660	13,456,298
Net income	4,728,680	3,260,575	524,546	943,559
Company’s share of equity in income of joint ventures	$2,292,734	$1,631,125	$262,148	$399,461

The Company records expenses that are directly attributable to the joint ventures on its consolidated statements of operations in the line item “Expenses incurred in support of joint ventures.”  The expenses include items such as employee compensation and benefit expenses, travel expense and consulting expense.

The Company did not make any joint venture investments during the six months ended February 28, 2014 and 2013.

On November 30, 2013, the Company agreed to sell its indirect ownership interest in Mütec GmbH (“Mütec”), one of the Company’s joint ventures in Germany which manufactures proprietary electronic sensing instruments.  As of February 28, 2014, $177,273 is due to the Company related to this transaction.

6.           CORPORATE DEBT

As of August 31, 2013, Northern Technologies Holding Company, LLC (NTI LLC) had a term loan with a principal amount of $933,413 outstanding that NTI LLC obtained from PNC Bank, National Association (PNC Bank) in connection with the purchase of NTIC’s corporate headquarters in September 2006.  This term loan was repaid in full on January 3, 2014 and as a result there was $0 outstanding as of February 28, 2014.

The Company has a revolving line of credit with PNC Bank of $3,000,000.  No amounts were outstanding under the line of credit as of both February 28, 2014 and August 31, 2013.  At the option of the Company, outstanding advances under the line of credit bear interest at either (a) an annual rate based on LIBOR plus 2.15% for the applicable LIBOR interest period selected by the Company or (b) at the rate publicly announced by PNC Bank from time to time as its prime rate. Interest is payable in arrears (a) for the portion of advances bearing interest under the prime rate on the last day of each month during the term thereof and (b) for the portion of advances bearing interest under the LIBOR option on the last day of the respective LIBOR interest period selected for such advance.  As of February 28, 2014, the Company was in compliance with all debt covenants.

On December 31, 2013, PNC Bank extended the maturity date of the line of credit from January 8, 2014 to January 7, 2015.  All other terms of the line of credit and the loan agreement and other documents evidencing the line of credit remain the same.

7.           STOCKHOLDERS’ EQUITY

During the six months ended February 28, 2014, the Company did not purchase or retire any shares of its common stock.  The following stock options to purchase shares of common stock were exercised during the six months ended February 28, 2014:

Options Exercised	Exercise Price
1,000	$7.65

The Company granted stock options under the Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan (the 2007 Plan) to purchase an aggregate of 56,373 shares of its common stock to various employees and directors during the six months ended February 28, 2014.  The weighted average per share exercise price of the stock options is $14.83, which is equal to the fair market value of the Company’s common stock on the date of grant.

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

No options to purchase shares of common stock were excluded from the computation of common share equivalents for the three and six months ended February 28, 2014, as the exercise prices of such options were less than market price of a share of common stock.  Options to purchase shares of common stock of 48,000 were excluded from the computation of common share equivalents for the three and six months ended February 28, 2013, as the exercise prices of such options were greater than market price of a share of common stock.

The following is a reconciliation of the earnings per share computation for the three and six months ended February 28, 2014 and 2013:

	Three Months Ended		Six Months Ended
Numerators:	February 28, 2014	February 28, 2013	February 28, 2014	February 28, 2013
Net income attributable to NTIC	$1,025,044	$434,410	$1,883,630	$824,032

Denominator:
Basic – weighted shares outstanding	4,434,837	4,418,821	4,434,770	4,409,954
Weighted shares assumed upon exercise of stock options	144,766	66,255	131,333	50,243
Diluted – weighted shares outstanding	4,579,603	4,485,076	4,566,103	4,460,197
Basic earnings per share:	$0.23	$0.10	$0.42	$0.19
Diluted earnings per share:	$0.22	$0.10	$0.41	$0.18

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

9.           STOCK-BASED COMPENSATION

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

The Company granted options to purchase an aggregate of 56,373 and 118,294 shares of its common stock during the six months ended February 28, 2014 and 2013, respectively.  The fair value of option grants is determined at date of grant, using the Black-Scholes option pricing model with the assumptions listed below.  Based on these valuations, the Company recognized compensation expense of $236,623 and $137,550 during the six months ended February 28, 2014 and 2013, respectively, related to the options that vested during such time period.  The stock-based expense recorded reduced after-tax net income per share by $0.03 for each of the six months ended February 28, 2014 and 2013, respectively.  As of February 28, 2014, the total compensation cost for non-vested options not yet recognized in the Company’s consolidated statements of operations was $503,979 net of estimated forfeitures.  Additional stock-based compensation expense of $217,396 is expected through the remainder of fiscal year 2014, and expense of $186,598 and $99,985 is expected to be recognized during fiscal 2015 and fiscal 2016, respectively.  Future option grants will impact the compensation expense recognized.

The Company currently estimates a ten percent forfeiture rate for stock options and continually reviews this estimate for future periods.

The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions and results for the grants:

	Six Months Ended
	February 28, 2014	February 28, 2013
Dividend yield	0.00%		0.00%
Expected volatility	47.3%		48.0%
Expected life of option (years)	10	5	-	10
Average risk-free interest rate	1.36%		0.71%

The weighted average per share fair value of options granted during six months ended February 28, 2014 and 2013 was $8.60 and $5.53, respectively.  The weighted average remaining contractual life of the options outstanding as of February 28, 2014 and 2013 was 5.02 years and 4.58 years, respectively.

10.        GEOGRAPHIC AND SEGMENT INFORMATION

Net sales by geographic location as a percentage of total consolidated net sales for the three and six months ended February 28, 2014 and 2013 were as follows:

	Three Months Ended		Six Months Ended
	February 28, 2014	February 28, 2013	February 28, 2014	February 28, 2013
Inside the U.S.A. to unaffiliated customers	62.1%	65.6%	66.6%	68.4%
Outside the U.S.A to:
Joint ventures in which the Company is a shareholder directly and indirectly	12.9%	18.2%	11.7%	16.8%
Unaffiliated customers	25.0%	16.2%	21.7%	14.8%
	100.0%	100.0%	100.0%	100.0%

Net sales by geographic location are based on the location of the customer.

Fees for services provided to joint ventures by geographic location as a percentage of total fees for services provided to joint ventures during the three months ended February 28, 2014 and 2013 were as follows:

	Three Months Ended
	February 28, 2014	% of Total Fees for Services Provided to Joint Ventures	February 28, 2013	% of Total Fees for Services Provided to Joint Ventures
China	$523,451	25.4%	$450,586	25.4%
Germany	263,556	12.8%	249,513	14.1%
Japan	167,410	8.2%	169,205	9.6%
India	166,858	8.1%	—	0.0%
Poland	152,518	7.4%	154,839	8.7%
Thailand	130,441	6.3%	148,303	8.4%
France	122,972	6.0%	147,896	8.3%
Korea	108,797	5.3%	123,388	7.0%
Sweden	92,223	4.5%	77,627	4.4%
United Kingdom	79,935	3.9%	35,754	2.0%
Finland	76,537	3.7%	72,329	4.1%
Other	172,973	8.4%	141,441	8.0%
	$2,057,671	100.0%	$1,770,881	100.0%

	Six Months Ended
	February 28, 2014	% of Total Fees for Services Provided to Joint Ventures	February 28, 2013	% of Total Fees for Services Provided to Joint Ventures
China	$1,111,633	26.7%	$943,897	26.1%
Germany	527,111	12.6%	492,213	13.6%
Japan	340,691	8.2%	371,186	10.3%
Poland	317,085	7.6%	266,311	7.4%
Thailand	282,999	6.8%	301,989	8.4%
Korea	270,221	6.5%	262,131	7.2%
France	251,075	6.0%	276,398	7.6%
Sweden	202,193	4.8%	164,619	4.6%
Finland	181,740	4.4%	160,180	4.4%
India	166,858	4.0%	—	0.0%
United Kingdom	154,632	3.7%	102,812	2.8%
Other	361,081	8.7%	275,422	7.6%
	$4,167,319	100.0%	$3,617,158	100.0%

The following table sets forth the Company’s net sales for the three and six months ended February 28, 2014 and 2013 by segment:

	Three Months Ended		Six Months Ended
	February 28, 2014	February 28, 2013	February 28, 2014	February 28, 2013
ZERUST® sales	$5,555,051	$4,710,412	$11,304,064	$9,505,695
Natur-Tec™ sales	663,957	535,938	1,224,044	1,032,402
Total net sales	$6,219,008	$5,246,350	$12,528,108	$10,538,097

The following table sets forth the Company’s cost of goods sold for the three and six months ended February 28, 2014 and 2013 by segment:

	Three Months Ended				Six Months Ended
	February 28, 2014	% of Product Sales*	February 28, 2013	% of Product Sales*	February 28, 2014	% of Product Sales*	February 28, 2013	% of Product Sales*
Direct cost of goods sold
ZERUST®	$2,965,790	53.4%	$2,623,070	55.7%	$6,047,554	53.5%	$5,267,365	55.4%
Natur-Tec®	490,573	73.9%	453,147	84.6%	940,037	76.8%	892,820	86.5%
Indirect cost of goods sold	595,470	—	557,696	—	1,222,273	—	1,164,700	—
Total net cost of goods sold	$4,051,833		$3,633,913		$8,209,864		$7,324,885

*	The percent of segment sales is calculated by dividing the direct cost of goods sold for each individual segment category by the net sales for each segment category.

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

The geographical distribution of key financial statement data is as follows:

	As of February 28, 2014	As of August 31, 2013
Brazil	$934,780	$1,193,373
India	332,217	—
North America	49,554,310	47,860,576
Total assets	$50,821,307	$49,053,949

	Six Months Ended
	February 28, 2014	February 28, 2013
Brazil	$1,153,012	$1,131,469
India	168,779	—
North America	11,206,317	9,406,628
Total net sales	$12,528,108	$10,538,097

	Six Months Ended
	February 28, 2014	February 28, 2013
Brazil	$(145,955)	$(106,759)
India	5,800	—
North America	3,307,688	1,950,278
Total operating income	$3,167,533	$1,843,519

Total assets located in Brazil and India primarily consist of cash and cash equivalents, customer receivables and inventory.  These assets are periodically reviewed to assure the net realizable value from the estimated future production based on forecasted sales exceeds the carrying value of the assets.

11.        RESEARCH AND DEVELOPMENT

The Company expenses all costs related to product research and development as incurred.   The Company incurred $2,237,865 and $1,850,599 of expense during the six months ended February 28, 2014 and 2013, respectively, in connection with its research and development activities.  These costs are net of reimbursements related to certain research and development contracts.  Such reimbursements totaled $45,788 and $137,364 for the six months ended February 28, 2014 and 2013, respectively.  The net fees are accounted for in the “Research and Development Expenses” section of the consolidated statements of operations.

12.        COMMITMENTS AND CONTINGENCIES

On August 22, 2013, the Compensation Committee of the Board of Directors of the Company approved the material terms of an annual bonus plan for the Company’s executive officers as well as certain officers and employees for the fiscal year ending August 31, 2014.  For fiscal 2014 as in past years, the total amount available under the bonus plan for all plan participants, including executive officers, is dependent upon the Company’s earnings before interest, taxes and other income, as adjusted to take into account amounts to be paid under the bonus plan and certain other adjustments (Adjusted EBITOI).  Each plan participant’s percentage of the overall bonus pool is based upon the number of plan participants, the individual’s annual base salary and the individual’s position and level of responsibility within the company.  In the case of each of the Company’s executive officer participants, 75% of the amount of their individual bonus payout will be determined based upon the Company’s actual EBITOI for fiscal 2013 compared to a pre-established target EBITOI for fiscal 2014 and 25% of the payout will be determined based upon such executive officer’s achievement of certain pre-established individual performance objectives.  The payment of bonuses under the plan are discretionary and may be paid to executive officer participants in both cash and shares of NTIC common stock, the exact amount and percentages will be determined by the Company’s Board of Directors, upon recommendation of the Compensation Committee, after the completion of the Company’s consolidated financial statements for fiscal 2014.  There was $620,000 for management bonuses accrued for six months ended February 28, 2014 compared to a management bonus accrual of $275,000 for the six months ended February 28, 2013.

The Company leases property located at 23205 Mercantile Road, Beachwood, Ohio.  Remaining rentals payable under such leases are as follows: fiscal 2014 - $59,500 and thereafter - $0.

Three joint ventures accounted for 60.1% of the Company’s trade joint venture receivables at February 28, 2014, and two joint ventures accounted for 49.0% of the Company’s trade joint venture receivables at August 31, 2013.

From time to time, the Company is subject to various claims and legal actions in the ordinary course of its business.  The Company is not currently involved in any legal proceeding in which the Company believes, based on information currently available, that there is a reasonable possibility of a material loss.

13.        FAIR VALUE MEASUREMENTS

Assets and liabilities that are measured at fair value on a recurring basis primarily relate to marketable equity securities. These items are marked-to-market at each reporting period.

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurements Using Inputs Considered as
	Fair Value as of February 28, 2014	Level 1	Level 2	Level 3
Cash equivalents	$3,523,000	$3,523,000	$—	$—

		Fair Value Measurements Using Inputs Considered as
	Fair Value as of August 31, 2013	Level 1	Level 2	Level 3
Cash equivalents	$1,020,000	$1,020,000	$—	$—

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

Natur-Tec® bio-based and biodegradable plastics are manufactured using NTIC’s patented and/or proprietary technologies and are intended to replace conventional petroleum-based plastics.  The Natur-Tec® biopolymer resin compound portfolio include formulations that have been optimized for a variety of applications including blown-film extrusion, extrusion coating, injection molding, and engineered plastics.  These resin compounds are fully biodegradable in a composting environment and are currently being used to produce finished products including shopping and grocery bags, lawn and leaf bags, can liners, pet waste collection bags, cutlery, packaging foam and coated paper products.  In North America, NTIC markets its Natur-Tec® resin compounds and finished products primarily through a network of regional and national distributors as well as independent agents.  NTIC continues to see significant opportunities for finished bioplastic products and, therefore, continues to strengthen and expand its North American distribution network for finished Natur-Tec® bioplastic products.  Internationally, NTIC sells its Natur-Tec® resin compounds and finished products both directly and through its recently formed majority owned subsidiary in India, Northern Technologies India Private Limited (NTI India), and certain joint ventures.

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

NTIC accounts for the investments and financial results of its 21 joint ventures in its financial statements utilizing the equity method of accounting.

The results of Zerust Brazil, NTI India and NTI Asean are fully consolidated in NTIC’s consolidated financial statements.  NTIC holds 85% of the equity and 85% of the voting rights of Zerust Brazil.  Beginning in the first quarter of fiscal 2013, NTIC consolidated the results of NTI Asean, which effective as of September 1, 2012 is a majority owned subsidiary of NTIC.  NTIC holds 60% of the equity and 60% of the voting rights of NTI Asean.  NTI Asean holds investments in eight entities that operate in the following eight territories located in the ASEAN region:  China, Indonesia, Korea, Malaysia, Philippines, Singapore, Taiwan and Thailand.  As of February 28, 2014 NTIC consolidated the results of NTI India, which effective as of December 1, 2013 is a majority owned subsidiary.  NTIC holds 90% of the equity and 90% of the voting rights of NTI India

NTIC considers EXCOR and China to be individually significant to NTIC’s consolidated assets and income; and therefore, provides certain additional information regarding EXCOR and China in the notes to NTIC’s consolidated financial statements and in this section of this report.

Financial Overview

NTIC’s management, including its chief executive officer who is NTIC’s chief operating decision maker, reports and manages NTIC’s operations in two reportable business segments based on products sold, customer base and distribution center:  ZERUST® products and services and Natur-Tec® products.

NTIC’s consolidated net sales increased 18.5% and 18.9% during the three and six months ended February 28, 2014, respectively, compared to the three and six months ended February 28, 2013.  These increases were primarily a result of increased demand for ZERUST® rust and corrosion inhibiting packaging products and services and Natur-Tec® products.  During the three and six months ended February 28, 2014, 89.3% and 90.2% of NTIC’s consolidated net sales, respectively, were derived from sales of ZERUST® products and services, which increased 17.9% and 18.9% to $5,555,051 and $11,304,064 during the three and six months ended February 28, 2014, respectively, compared to $4,710,412 and $9,505,695 during the three and six months ended February 28, 2013, respectively, due to increased demand from both new and existing customers.  NTIC has focused its sales efforts of ZERUST® products and services by strategically targeting customers with specific corrosion issues in new market areas, including the oil and gas industry and other industrial sectors that offer sizable growth opportunities.  NTIC’s consolidated net sales for the six months ended February 28, 2014 included $792,720 of sales made to customers in the oil and gas industry compared to $374,790 for the prior fiscal year period.  Overall demand for ZERUST® products and services depends heavily on the overall health of the markets in which NTIC sells its products, including the automotive market in particular.

During the three and six months ended February 28, 2014, 10.7% and 9.8%, of NTIC’s consolidated net sales were derived from sales of Natur-Tec® products compared to 10.2% and 9.8% during the three and six months ended February 28, 2013, respectively.  Net sales of Natur-Tec® products increased 23.9% and 18.6% during the three and six months ended February 28, 2014 compared to the three and six months ended February 28, 2013, respectively.  These increases were primarily due to finished product sales through NTIC’s newly formed majority owned subsidiary in India, Northern Technologies India Private Limited (NTI India).

Cost of goods sold as a percentage of net sales decreased to 65.2% during the three months ended February 28, 2014 compared to 69.3% during the three months ended February 28, 2013 and decreased to 65.5% during the six months ended February 28, 2014 compared to 69.5% during the prior fiscal year period. These decreases were primarily as a result of start-up costs associated with a new customer recognized during the prior fiscal year period.

NTIC’s equity in income of joint ventures increased 22.6% and 23.1% to $1,395,451 and $2,823,199, respectively, during the three and six months ended February 28, 2014 compared to $1,138,438 and $2,292,734 during the three and six months ended February 28, 2013, which increases were primarily a result of increases in sales at the joint ventures.

NTIC recognized a 16.2% and 15.2% increase in fees for services provided to joint ventures during the three and six months ended February 28, 2014 compared to the three and six months ended February 28, 2013, respectively.  These increases were primarily a result of increases in sales at the joint ventures as fees for services provided are a function of the net sales of NTIC’s joint ventures, which were $28,389,158 and $58,050,376 during the three and six months ended February 28, 2014 compared to $26,722,201 and $54,247,135 for the three and six months ended February 28, 2013.  Total net sales of NTIC’s joint ventures appear to be slightly improving from the depressed sales levels experienced as a result of the European economic slowdown over the past few years.

NTIC’s total operating expenses increased 11.8%, or $861,644, to $8,141,229 during the six months ended February 28, 2014 compared to the six months ended February 28, 2013.  This increase was primarily the result of an increase in selling expenses, general and administrative expenses and expenses incurred in support of joint ventures, and overall reflected NTIC’s efforts to support its new business efforts.

NTIC expenses all costs related to product research and development as incurred.  NTIC incurred $2,237,865 and $1,850,599 of expense during the six months ended February 28, 2014 and 2013, respectively, in connection with its research and development activities.  These represent net amounts after being reduced by reimbursements related to certain research and development contracts.  Such reimbursements totaled $45,788 and $137,364 for the six months ended February 28, 2014 and 2013, respectively. NTIC anticipates that it will spend between $3,800,000 and $4,000,000 in total during fiscal 2014 on research and development activities related to its new technologies.  This estimate is a net range after being reduced by anticipated reimbursements related to certain research and development contracts.

Net income attributable to NTIC increased 136.0%, to $1,025,044, or $0.22 per diluted common share, for the three months ended February 28, 2014 compared to $434,410, or $0.10 per diluted common share, for the three months ended February 28, 2013.  Net income attributable to NTIC increased 128.6%, to $1,883,630, or $0.41 per diluted common share, for the six months ended February 28, 2014 compared to $824,032, or $0.18 per diluted common share, for the six months ended February 28, 2013.  These increases were primarily the result of increases in gross profit of NTIC’s North American businesses and increases in joint venture operations.  NTIC anticipates that its quarterly net income will remain subject to significant volatility primarily due to the financial performance of its joint ventures and sales of its ZERUST® products and services into the oil and gas industry and Natur-Tec® bioplastics products, which sales fluctuate more on a quarterly basis than the traditional ZERUST® business.

NTIC’s working capital was $17,690,903 at February 28, 2014, including $6,996,127 in cash and cash equivalents compared to $13,270,452 at August 31, 2013, including $4,314,258 in cash and cash equivalents.

Results of Operations

The following tables set forth NTIC’s results of operations for the three and six months ended February 28, 2014 and 2013.

	Three Months Ended
	February 28, 2014	% of Net Sales	February 28, 2013	% of Net Sales	$ Change	% Change
Net sales, excluding joint ventures	$5,527,366	88.9%	$4,485,203	85.5%	$1,042,163	23.2%
Net sales, to joint ventures	691,642	11.1%	761,147	14.5%	(69,505)	(9.1)%
Cost of goods sold	4,051,833	65.2%	3,633,913	69.3%	417,920	11.5%
Equity in income of joint ventures	1,395,451	22.4%	1,138,438	21.7%	257,013	22.6%
Fees for services provided to joint ventures	2,057,671	33.1%	1,770,881	33.8%	286,790	16.2%
Selling expenses	1,291,316	20.8%	1,174,065	22.4%	117,251	10.0%
General and administrative expenses	1,209,933	19.5%	1,143,987	21.8%	65,946	5.8%
Expenses incurred in support of joint ventures	366,469	5.9%	321,456	6.1%	45,013	14.0%
Research and development expenses	1,099,345	17.7%	912,393	17.4%	186,952	20.5%

	Six Months Ended
	February 28, 2014	% of Net Sales	February 28, 2013	% of Net Sales	$ Change	% Change
Net sales, excluding joint ventures	$11,132,384	88.9%	$9,255,590	87.8%	$1,876,794	20.3%
Net sales, to joint ventures	1,395,724	11.1%	1,282,507	12.2%	113,217	8.8%
Cost of goods sold	8,209,864	65.5%	7,324,885	69.5%	884,979	12.1%
Equity in income of joint ventures	2,823,199	22.5%	2,292,734	21.8%	530,465	23.1%
Fees for services provided to joint ventures	4,167,319	33.3%	3,617,158	34.3%	550,161	15.2%
Selling expenses	2,610,202	20.8%	2,345,160	22.3%	265,042	11.3%
General and administrative expenses	2,597,429	20.7%	2,392,683	22.7%	204,746	8.6%
Expenses incurred in support of joint ventures	695,733	5.6%	691,143	6.6%	4,590	0.7%
Research and development expenses	2,237,865	17.9%	1,850,599	17.6%	387,266	20.9%

Net Sales. NTIC’s consolidated net sales increased 18.5% and 18.9% to $6,219,008 and $12,528,108, respectively, during the three and six months ended February 28, 2014 compared to the three and six months ended February 28, 2013.  NTIC’s consolidated net sales excluding NTIC’s joint ventures increased 23.2% and 20.3% to $5,527,366 and $11,132,384, respectively, during the three and six months ended February 28, 2014 compared to the same respective prior fiscal year periods.  These increases were primarily a result of increased demand and sales of ZERUST® rust and corrosion inhibiting packaging products and services and Natur-Tec® products.  Net sales to joint ventures decreased 9.1% and increased 8.8% to $691,642 and $1,395,724 during the three and six months ended February 28, 2014, respectively, compared to the same respective prior fiscal year periods.  These changes were primarily due to timing differences with orders placed with our joint ventures.

The following table sets forth NTIC’s net sales by product category for the three and six months ended February 28, 2014 and 2013 by segment:

	Three Months Ended		Six Months Ended
	February 28, 2014	February 28, 2013	February 28, 2014	February 28, 2013
ZERUST® sales	$5,555,051	$4,710,412	$11,304,064	$9,505,695
Natur-Tec® sales	663,957	535,938	1,224,044	1,032,402
Total net sales	$6,219,008	$5,246,350	$12,528,108	$10,538,097

During the three and six months ended February 28, 2014, 89.3% and 90.2% of NTIC’s consolidated net sales, respectively, were derived from sales of ZERUST® products and services, which increased 17.9% and 18.9% to $5,555,051 and $11,304,064 during the three and six months ended February 28, 2014, respectively, compared to $4,710,412 and $9,505,695 during the three and six months ended February 28, 2013, respectively, due to increased demand from existing customers and the addition of new customers.  NTIC has strategically focused its sales efforts for ZERUST® products and services on customers with sizeable corrosion problems in industry sectors that offer sizable growth opportunities, including the oil and gas sector.    The following table sets forth NTIC’s net sales of ZERUST® products for the three and six months ended February 28, 2014 and 2013:

	Three Months Ended
	February 28, 2014	February 28, 2013	$ Change	% Change
ZERUST® industrial net sales	$4,463,169	$3,705,937	$757,232	20.4%
ZERUST® joint venture net sales	689,772	758,382	(68,610)	(9.0)%
ZERUST® oil & gas net sales	402,110	246,093	156,017	63.4%
Total ZERUST® net sales	$5,555,051	$4,710,412	$844,639	17.9%

	Six Months Ended
	February 28, 2014	February 28, 2013	$ Change	% Change
ZERUST® industrial net sales	$9,120,008	$7,851,163	$1,268,845	16.2%
ZERUST® joint venture net sales	1,391,336	1,279,742	111,594	8.7%
ZERUST® oil & gas net sales	792,720	374,790	417,930	111.5%
Total ZERUST® net sales	$11,304,064	$9,505,695	$1,798,369	18.9%

NTIC anticipates that its sales of ZERUST® products and services into the oil and gas industry will remain subject to significant volatility from quarter to quarter as sales are recognized.

During the three and six months ended February 28, 2014, 10.7% and 9.8% of NTIC’s consolidated net sales, respectively, were derived from sales of Natur-Tec® products, which increased 23.9% and 18.6% to $663,957 and $1,224,044 during the three and six months ended February 28, 2014, respectively, compared to the three and six months ended February 28, 2013.  These increases were due primarily to increased sales to NTIC’s Natur-Tec® distributors in the United States.  Additionally, NTIC continues to target key regional and national retailers through independent sales agents.  Demand for Natur-Tec® products depends primarily on market acceptance and the reach of NTIC’s distribution network.  Because of the typical size of individual orders and overall size of NTIC’s net sales derived from sales of Natur-Tec® products, the timing of one or more orders can affect materially NTIC’s quarterly sales of Natur-Tec® products and the comparisons to prior fiscal year quarters.

Cost of Goods Sold.  Cost of goods sold increased 11.5% and 12.1% for the three and six months ended February 28, 2014, respectively, compared to the three and six months ended February 28, 2013 primarily as a result of increased net sales as described above.  Cost of goods sold as a percentage of net sales decreased to 65.2% during the three months ended February 28, 2014 compared to 69.3% the three months ended February 28, 2013 and decreased to 65.5% during the six months ended February 28, 2014 compared to 69.5% during the six months ended February 28, 2013.  These decreases were primarily the result of start-up costs associated with a new customer incurred during the prior fiscal year periods.

Equity in Income of Joint Ventures. NTIC’s equity in income of joint ventures increased 22.6% and 23.1% to $1,395,451 and $2,823,199 during the three and six months ended February 28, 2014, respectively, compared to equity in income of joint ventures of $1,138,438 and $2,292,734 during the three and six months ended February 28, 2013, respectively, primarily as a result of increases in sales at the joint ventures. Of the total equity in income of joint ventures, NTIC had equity in income of joint ventures of $1,881,705 attributable to EXCOR during the six months ended February 28, 2014 compared to $1,631,125 attributable to EXCOR during the six months ended February 28, 2013.  Of the total equity in income of joint ventures, NTIC had equity in income of joint ventures of $276,948 attributable to NTIC’s joint venture in China during the six months ended February 28, 2014 compared to $262,148 attributable to NTIC’s joint venture in China during the six months ended February 28, 2013.  NTIC had equity in income of all other joint ventures of $664,546 during the six months ended February 28, 2014 compared to $399,461 during the six months ended February 28, 2013.

Fees for Services Provided to Joint Ventures.  NTIC recognized fee income for services provided to joint ventures of $2,057,671 and $4,167,319 during the three and six months ended February 28, 2014, respectively, compared to $1,770,881 and $3,617,158 during the three and six months ended February 28, 2013, respectively, representing an increase of 16.2% and 15.2%, respectively.  Fee income for services provided to joint ventures are a function of the sales made by the various joint ventures of $28,389,158 and $58,050,376 during the three and six months ended February 28, 2014 compared to $26,722,201 and $54,247,135 for the three and six months ended February 28, 2013, respectively.  Total net sales of NTIC’s joint ventures for the prior fiscal year periods were adversely affected in part by the European economic slowdown, which NTIC believes also adversely affected net sales of certain of NTIC’s other non-European joint ventures, as well as the weakening of the EURO and other currencies compared to the U.S. dollar.  Sales of NTIC’s joint ventures are not included in NTIC’s product sales and are not combined with NTIC’s sales in NTIC’s consolidated financial statements or in any description of NTIC’s sales.

Of the total fee income for services provided to joint ventures, fees of $527,111 were attributable to EXCOR during the six months ended February 28, 2014 compared to $492,213 attributable to EXCOR during the six months ended February 28, 2013.  Fees of $1,111,633 were attributable to NTIC’s joint venture in China during the six months ended February 28, 2014 compared to $943,897 during the six months ended February 28, 2013.

Selling Expenses.  NTIC’s selling expenses increased 10.0% and 11.3% for the three and six months ended February 28, 2014 compared to the same respective periods in fiscal 2014 due to increases in compensation and employee benefits, lab testing related expenses, commission expenses, travel and related expenses, and consulting expenses.  Selling expenses as a percentage of net sales decreased slightly to 20.8% and 20.8% for the three and six months ended February 28, 2014, from 22.4% and 22.3% and during the three and six months ended February 28, 2013.

General and Administrative Expenses.  NTIC’s general and administrative expenses increased 5.8% and 8.6% for the three and six months ended February 28, 2014 compared to the same respective periods in fiscal 2013 due to increases in consulting expenses to support new business development.  As a percentage of net sales, general and administrative expenses decreased to 19.5% and 20.7% for the three and six months ended February 28, 2014 from 21.8% and 22.7% for the three and six months ended February 28, 2013.

Expenses Incurred in Support of Joint Ventures.  Expenses incurred in support of NTIC’s joint ventures were $366,469 and $695,733 during the three and six months ended February 28, 2014, respectively, compared to $321,456 and $691,143 during the three and six months ended February 28, 2013, respectively, representing an increase of 14.0% and 0.7%, respectively.  These increases were due primarily to increased headcount to support anticipated expanding operations and anticipated sales growth.

Research and Development Expenses.  NTIC’s research and development expenses increased 20.5% for the three months ended February 28, 2014 compared to the same period in fiscal 2013 and increased 20.9% for the six months ended February 28, 2014 compared to the same period in fiscal 2014 primarily as a result of increased spending on headcount and field development associated with the new businesses.

Interest Income.  NTIC’s interest income decreased to $2,570 and $4,359 during the three and six months ended February 28, 2014, respectively, compared to $22,288 and $47,634 during the three and six months ended February 28, 2013, respectively.

Interest Expense.  NTIC’s interest expense increased to $11,976 during the three months ended February 28, 2014 compared to $6,988 during the three months ended February 28, 2013 and increased to $25,646 during the six months ended February 28, 2014 compared to $13,462 during the six months ended February 28, 2013.  These increases were primarily due to higher average outstanding debt levels during the most recent periods.

Income Before Income Tax Expense. Income before income tax expense increased to $1,643,828 and $3,146,246 for the three and six months ended February 28, 2014, respectively, compared to $985,155 and $1,877,691 for the three and six months ended February 28, 2013, respectively.

Income Tax Expense.  Income tax expense was $259,759 and $457,759 during the three and six months ended February 28, 2014, respectively, compared $240,000 and $374,000 during the three and six months ended February 28, 2013, respectively.  Income tax expense was calculated based on management’s estimate of NTIC’s annual effective income tax rate.  NTIC’s annual effective income tax rate during the three and six months ended February 28, 2014 and 2013 was lower than the statutory rate primarily due to NTIC’s equity in income of joint ventures being recognized based on after-tax earnings of these entities.  To the extent undistributed earnings of NTIC’s joint ventures are distributed to NTIC, it is not expected to result in any material additional income tax liability after the application of foreign tax credits. NTIC records a tax valuation allowance when it is more likely than not that some portion or all of its deferred tax assets will not be realized to reduce deferred tax assets to the amount expected to be realized.  NTIC determined based on all available evidence, including historical data and projections of future results, that it is more likely than not that all of its deferred tax assets, except for its foreign tax credit carryforwards and Minnesota state research and development credit carryforwards, will be fully realized.  In addition, NTIC determined based upon all available evidence, including new IRS guidance, historical results, projected future taxable income and foreign tax credit utilization, that it was not more likely than not that the federal research and development credits would be utilized during the carryforward period and as a result, a valuation allowance was recorded against all of NTIC’s federal research and development credits.  In addition, NTIC continues to believe that its deferred tax asset related to foreign tax credit carryforwards will not be realized due to insufficient federal taxable income within the carryforward period and the fact that for ordering purposes the foreign tax credit carryforwards are not allowed to be used until after any current year foreign tax credits are utilized.

NTIC considers the earnings of certain foreign joint ventures to be indefinitely invested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet NTIC’s future domestic cash needs. As a result, U.S. income and foreign withholding taxes have not been recognized on the cumulative undistributed earnings of $20,232,259 and $22,281,510 at February 28, 2014 and August 31, 2013, respectively.  To the extent undistributed earnings of NTIC’s joint ventures are distributed in the future, they are not expected to result in any material additional income tax liability after the application of foreign tax credits

Other Comprehensive Income - Foreign Currency Translations Adjustment.  The volatility of the foreign currency translations adjustment was due to the volatility of the U.S. dollar compared to the Euro and other foreign currencies during the three and six months ended February 28, 2014 compared to the same respective periods in fiscal 2013.

Liquidity and Capital Resources

Sources of Cash and Working Capital.  As of February 28, 2014, NTIC’s working capital was $17,690,903, including $6,996,127 in cash and cash equivalents, compared to $13,270,452 at August 31, 2013, including $4,314,258 in cash and cash equivalents.  This increase was due primarily to dividends received from joint ventures, including primarily EXCOR, and was offset in part by the use of $933,414 in cash to pay off in full NTIC’s term loan that was obtained in connection with the purchase of NTIC’s corporate headquarters in September 2006.

As of February 28, 2014, NTIC had a revolving line of credit with PNC Bank of $3,000,000, with no amounts outstanding.  The line of credit is evidenced by an amended and restated committed line of credit note in the principal amount of up to $3,000,000.  The line of credit has a $1,200,000 standby letter of credit subfacility, with any standby letters of credit issued thereunder being at the sole discretion of PNC Bank.  Any standby letters of credit issued under the subfacility are subject to customary fees and charges payable by NTIC.  At the option of NTIC, outstanding advances under the line of credit bear interest at either (a) an annual rate based on LIBOR plus 2.15% for the applicable LIBOR interest period selected by NTIC or (b) at the rate publicly announced by PNC Bank from time to time as its prime rate.  Interest is payable in arrears (a) for the portion of advances bearing interest under the prime rate on the last day of each month during the term thereof and (b) for the portion of advances bearing interest under the LIBOR option on the last day of the respective LIBOR interest period selected for such advance.  Any unpaid interest is payable on the maturity date.  As of February 28, 2014, the interest rate on the line of credit was 2.70%.

The line of credit is governed under a loan agreement, which contains standard covenants, including affirmative financial covenants, such as the maintenance of a minimum fixed charge coverage ratio, and negative covenants, which, among other things, limit the incurrence of additional indebtedness, loans and equity investments, disposition of assets, mergers and consolidations and other matters customarily restricted in such agreements. Under the loan agreement, NTIC is subject to a minimum fixed charge coverage ratio of 1.10:1.00.   As of February 28, 2014, NTIC was in compliance with all loan agreement covenants and expects to remain in compliance with all loan agreement covenants during the remainder of fiscal 2014.

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

Uses of Cash and Cash Flows.  Net cash used in operating activities during the six months ended February 28, 2014 was $1,464,042, which resulted principally from NTIC’s equity in income from joint ventures and increases in receivables, inventories and prepaid expenses and a decrease in accrued liabilities and income taxes payable, partially offset by NTIC’s net income, expensing of fair value of stock options vested, depreciation and amortization.  Net cash used in operating activities during the six months ended February 28, 2013 was $3,445,681, which resulted principally from NTIC’s equity in income from joint ventures and increases in receivables, inventories and prepaid expenses and a decrease in accounts payables, accrued liabilities and income taxes payable, partially offset by NTIC’s net income, depreciation and amortization.

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

NTIC experienced an increase in receivables and inventory as of February 28, 2014 compared to August 31, 2013 due to the increase in net sales and a desire to stock more products to shorten lead times and anticipate customer demand.  Trade receivables excluding joint ventures as of February 28, 2014 increased $69,584 compared to August 31, 2013, primarily related to the increase in NTIC’s net sales.

Outstanding trade receivables excluding joint ventures balances as of February 28, 2014 decreased three days to an average of 53 days from balances outstanding from these customers as of August 31, 2013.

Outstanding trade receivables from joint ventures as of February 28, 2014 decreased $322,902 compared to August 31, 2013 primarily due to the timing of payments.  There was a decrease of outstanding balances from trade receivables from joint ventures as of February 28, 2014 of 50 days from an average of 120 days from balances outstanding from these customers compared to August 31, 2013.  The significant average days outstanding of trade receivables from joint ventures as of February 28, 2014 were primarily due to the receivable balance at NTIC’s joint venture in India, Korea and China.

Outstanding receivables for services provided to joint ventures as of February 28, 2014 increased $370,026 compared to August 31, 2013, which resulted in a decrease of one day of fees receivable outstanding as of February 28, 2014 to an average of 123 days compared to August 31, 2013.

Net cash provided by investing activities for the six months ended February 28, 2014 was $5,017,070, which was comprised primarily of $5,217,878 in dividends received from joint ventures.  These amounts were partially offset by additions to property and equipment and additions to patents.  Net cash provided by investing activities for the six months ended February 28, 2013 was $4,349,062, which was comprised primarily of dividends received from joint ventures, partially offset by additions to property and equipment and additions to patents.

Net cash used in financing activities for the six months ended February 28, 2014 was $873,643, which resulted from principal payments on the bank loan for NTIC’s corporate headquarters buildings, partially offset by proceeds from NTIC’s employee stock purchase plan and, to a lesser extent, stock option exercises.  Net cash used in financing activities for the six months ended February 28, 2013 was $779,147, which resulted from a dividend received from a controlling interests and principal payments on the bank loan for NTIC’s corporate headquarters buildings, partially offset by proceeds from NTIC’s employee stock purchase plan and, to a lesser extent, stock option exercises.

Capital Expenditures and Commitments.  NTIC spent $325,051 on capital expenditures during the six months ended February 28, 2014 and expects to spend an aggregate of approximately $600,000 to $1,000,000 on capital expenditures during fiscal 2014.  Such anticipated capital expenditures for fiscal 2014 relate primarily to the possible additional expansion of its laboratory facilities and purchase of equipment in Circle Pines, Minnesota.

NTIC has a lease agreement for approximately 17,000 square feet of office, manufacturing, laboratory and warehouse space in Beachwood, Ohio, requiring monthly payments of $17,500, which are adjusted annually according to the annual consumer price index, through November 2014.  NTIC had no other material lease or other material capital commitments as of February 28, 2014.

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

At the option of NTIC, outstanding advances under NTIC’s $3,000,000 revolving line of credit with PNC Bank bear interest at either (a) an annual rate based on LIBOR plus 2.15% for the applicable LIBOR interest period selected by NTIC or (b) at the rate publicly announced by PNC Bank from time to time as its prime rate, and thus may subject NTIC to some market risk on interest rates.  As of February 28, 2014, NTIC had no borrowings under the line of credit.

Critical Accounting Policies and Estimates

There have been no material changes to NTIC’s critical accounting policies and estimates from the information provided in “Part II. Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies”, included in NTIC’s annual report on Form 10-K for the fiscal year ended August 31, 2013, other than the policy described below:

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

•	NTIC’s ability to introduce new products and services that respond to changing market conditions and customer demand;

•	Market acceptance of NTIC’s existing and new products, especially in light of existing and new competitive products;

•	Maturation of certain existing markets for NTIC’s ZERUST® products and services and NTIC’s ability to grow market share and succeed in penetrating other existing and new markets;

•	Increased competition, especially with respect to NTIC’s ZERUST® products and services, and the effect of such competition on NTIC’s and its joint ventures’ pricing, net sales and margins;

•	NTIC’s reliance upon and its relationships with its distributors, independent sales representatives and joint ventures;

•	NTIC’s reliance upon suppliers, including in particular its single supply source for its base bioplastics resins;

•	The costs and effects of complying with laws and regulations and changes in tax, fiscal, government and other regulatory policies, including rules relating to environmental, health and safety matters;

•	The transition of the manufacturing of certain select ZERUST® rust and corrosion inhibiting products in house at NTIC’s corporate headquarters location in Circle Pines, Minnesota;

•	Unforeseen product quality or other problems in the development, production and usage of new and existing products;

•	Unforeseen production expenses incurred in connection with new customers and new products;

•	Loss of or changes in executive management or key employees;

•	Ability of management to manage around unplanned events;

•	NTIC’s reliance on its intellectual property rights and the absence of infringement of the intellectual property rights of others;

•	Fluctuations in NTIC’s effective tax rate;

•	NTIC’s reliance upon its management information systems; and

•
NTIC’s ability to maintain effective internal control over financial reporting and comply with its other U.S. public reporting company obligations, especially in light of its upcoming transition from a “smaller reporting company” to an “accelerated filer” under federal securities laws, and anticipated increased costs and diversion of management’s time and attention associated with such compliance activities.

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

Changes in Internal Control over Financial Reporting

There was no change in NTIC’s internal control over financial reporting that occurred during the quarter ended February 28, 2014 that has materially affected, or is reasonably likely to materially affect NTIC’s internal control over financial reporting.

PART IIOTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Not applicable.

ITEM 1A.	RISK FACTORS

This Item 1A is inapplicable to NTIC as a smaller reporting company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Equity Securities

During the three months ended February 28, 2014, NTIC did not issue any shares of its common stock or other equity securities of NTIC that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

During the three months ended February 28, 2014, NTIC did not purchase any shares of its common stock or other equity securities of NTIC.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

The following exhibits are being filed or furnished with this quarterly report on Form 10-Q:

Exhibit No.	Description
10.1	Letter dated December 31, 2013 to Northern Technologies International Corporation from PNC Bank, National Association (filed herewith)
31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101
The following materials from Northern Technologies International Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Comprehensive Income, (iv) the unaudited Consolidated Statements of Cash Flows, and (v) Notes to Condensed Financial Statements (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

Date: April 11, 2014	Matthew C. Wolsfeld, CPA
Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized to Sign on Behalf of the Registrant)

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
QUARTERLY REPORT ON FORM 10-Q

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
10.1	Letter dated December 31, 2013 to Northern Technologies International Corporation from PNC Bank, National Association	Filed herewith
31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
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