Form 10-Q
period 2014-05-31
NORTHERN TECHNOLOGIES INTERNATIONAL CORP
filed 2014-07-11
CIK 875582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
______________________________

FORM 10-Q

(Mark one)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2014

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer (Do not check if a smaller reporting company) [ ]	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  [   ]  NO  [ X ]

As of July 11, 2014, there were 4,480,902 shares of common stock of the registrant outstanding.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
FORM 10-Q
May 31, 2014

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

All trademarks, trade names or service marks referred to in this report are the property of their respective owners.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS AS OF MAY 31, 2014 (UNAUDITED)
AND AUGUST 31, 2013 (AUDITED)

	May 31, 2014	August 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,549,789	$4,314,258
Receivables:
Trade excluding joint ventures, less allowance for doubtful accounts of $40,000 at May 31, 2014 and $20,000 at August 31, 2013	3,265,913	3,329,995
Trade joint ventures	768,574	859,434
Fees for services provided to joint ventures	2,833,373	2,446,017
Income taxes	307,991	144,939
Inventories	5,535,014	5,111,549
Prepaid expenses	551,930	258,765
Deferred income taxes	467,548	467,548
Total current assets	22,280,132	16,932,505

PROPERTY AND EQUIPMENT, NET	5,422,925	5,323,612

OTHER ASSETS:
Investments in joint ventures	22,103,275	24,702,981
Deferred income taxes	1,034,212	1,034,212
Patents and trademarks, net	1,184,824	1,060,639
Other	163,499	—
Total other assets	24,485,810	26,797,832
Total assets	$52,188,867	$49,053,949

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of note payable (Note 6)	—	76,119
Accounts payable	1,630,733	1,830,729
Accrued liabilities:
Payroll and related benefits	1,592,640	1,277,942
Deferred joint venture royalties	288,000	288,000
Other	298,490	189,263
Total current liabilities	3,809,863	3,662,053

NOTE PAYABLE, NET OF CURRENT PORTION (Note 6)	—	857,295

COMMITMENTS AND CONTINGENCIES (Note 12)

EQUITY:
Preferred stock, no par value; authorized 10,000 shares; none issued and outstanding	—	—
Common stock, $0.02 par value per share; authorized 10,000,000 shares; issued and outstanding 4,477,902 and 4,432,036, respectively	89,558	88,641
Additional paid-in capital	12,394,854	11,701,942
Retained earnings	31,490,773	28,626,928
Accumulated other comprehensive income	812,834	316,161
Stockholders’ equity	44,788,019	40,733,672
Non-controlling interest	3,590,985	3,800,929
Total equity	48,379,004	44,534,601
Total liabilities and equity	$52,188,867	$49,053,949

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2014 AND 2013

	Three Months Ended		Nine Months Ended
	May 31, 2014	May 31, 2013	May 31, 2014	May 31, 2013
NET SALES:
Net sales, excluding joint ventures	$6,056,078	$5,041,096	$17,188,462	$14,296,686
Net sales, to joint ventures	864,742	835,937	2,260,466	2,118,444
Total net sales	6,920,820	5,877,033	19,448,928	16,415,130

Cost of goods sold	4,669,322	4,054,364	12,879,186	11,379,249
Gross profit	2,251,498	1,822,669	6,569,742	5,035,881

JOINT VENTURE OPERATIONS:
Equity in income of joint ventures	1,593,465	1,440,335	4,416,664	3,733,069
Fees for services provided to joint ventures	2,001,775	1,917,947	6,169,094	5,535,105
Total joint venture operations	3,595,240	3,358,282	10,585,758	9,268,174

OPERATING EXPENSES:
Selling expenses	1,315,264	1,243,687	3,925,466	3,588,847
General and administrative expenses	1,307,653	1,105,710	3,905,082	3,498,393
Expenses incurred in support of joint ventures	353,958	335,132	1,049,691	1,026,275
Research and development expenses	1,104,632	1,002,651	3,342,497	2,853,250
Total operating expenses	4,081,507	3,687,180	12,222,736	10,966,765

OPERATING INCOME	1,765,231	1,493,771	4,932,764	3,337,290

INTEREST INCOME	1,369	2,984	5,728	50,618
INTEREST EXPENSE	(7,063)	(50,986)	(32,709)	(64,448)

INCOME BEFORE INCOME TAX EXPENSE	1,759,537	1,445,769	4,905,783	3,323,460

INCOME TAX EXPENSE	361,280	158,000	819,039	532,000

NET INCOME	1,398,257	1,287,769	4,086,744	2,791,460

NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	418,040	360,657	1,222,897	1,040,316

NET INCOME ATTRIBUTABLE TO NTIC	$980,217	$927,112	$2,863,847	$1,751,144

NET INCOME ATTRIBUTABLE TO NTIC PER COMMON SHARE:
Basic	$0.22	$0.21	$0.64	$0.40
Diluted	$0.21	$0.21	$0.63	$0.39

WEIGHTED AVERAGE COMMON SHARES ASSUMED OUTSTANDING:
Basic	4,461,880	4,421,379	4,452,798	4,415,452
Diluted	4,590,344	4,468,861	4,583,174	4,464,774

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2014 AND 2013

	Three Months Ended		Nine Months Ended
	May 31, 2014	May 31, 2013	May 31, 2014	May 31, 2013
NET INCOME	$1,398,257	$1,287,769	$4,086,744	$2,791,460
OTHER COMPREHENSIVE (LOSS) INCOME – FOREIGN CURRENCY TRANSLATION ADJUSTMENT	(133,296)	(292,001)	472,315	103,543

COMPREHENSIVE INCOME	1,264,961	995,768	4,559,059	2,895,003
COMPREHENSIVE INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	405,333	352,519	1,198,539	1,087,206
COMPREHENSIVE INCOME ATTRIBUTABLE TO NTIC	$859,628	$643,249	$3,360,520	$1,807,797

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED MAY 31, 2014 AND 2013

	Nine Months Ended
	May 31, 2014	May 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,086,744	$2,791,460
Adjustments to reconcile net income to net cash used in operating activities:
Stock-based compensation	345,319	213,347
Depreciation expense	335,350	316,118
Amortization expense	64,736	53,264
Loss on disposal of assets	2,176	13,842
Equity in income from joint ventures	(4,416,664)	(3,733,069)
Increase in allowance on doubtful accounts	20,000	—
Changes in current assets and liabilities:
Receivables:
Trade, excluding joint ventures	80,459	(306,554)
Trade, joint ventures	90,860	(385,542)
Fees for services provided to joint ventures	(387,356)	199,532
Income taxes	(155,319)	(116,816)
Inventories	(397,090)	(1,085,743)
Prepaid expenses and other	(455,900)	195,848
Accounts payable	(227,486)	(526,505)
Income tax payable	(4,081)	2,783
Accrued liabilities	411,211	(684,857)
Net cash used in operating activities	(607,041)	(3,052,892)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of investment in joint venture	134,606	—
Dividends received from joint ventures	7,307,895	3,017,586
Additions to property and equipment	(428,536)	(1,160,344)
Effect of subsidiary consolidation on cash	—	1,612,768
Additions to patents	(189,393)	(167,652)
Net cash provided by investing activities	6,824,572	3,302,358

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable	(933,414)	(57,089)
Dividend received by non-controlling interest	(1,440,000)	(1,352,841)
Investment by non-controlling interest	34,770	—
Proceeds from employee stock purchase plan	42,514	56,739
Proceeds from exercise of stock options	305,996	157,021
Net cash used in financing activities	(1,990,134)	(1,196,170)

EFFECT OF EXCHANGE RATE CHANGES ON CASH:	8,134	(14,686)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,235,531	(961,390)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,314,258	4,137,547

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,549,789	$3,176,157

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.           INTERIM FINANCIAL INFORMATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all necessary adjustments, which are of a normal recurring nature, and present fairly the consolidated financial position of Northern Technologies International Corporation and its subsidiaries (the Company) as of May 31, 2014 and August 31, 2013 and the results of their operations for the three and nine months ended May 31, 2014 and 2013 and their cash flows for the nine months ended May 31, 2014 and 2013, in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).

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

Operating results for the three and nine months ended May 31, 2014 are not necessarily indicative of the results that may be expected for the full fiscal year ending August 31, 2014.

The Company evaluates events occurring after the date of the consolidated financial statements requiring recording or disclosure in the consolidated financial statements.

2.           INVENTORIES

Inventories consisted of the following:

	May 31, 2014	August 31, 2013
Production materials	$1,323,073	$1,096,693
Finished goods	4,211,941	4,014,856
	$5,535,014	$5,111,549

3.           PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	May 31, 2014	August 31, 2013
Land	$310,365	$310,365
Buildings and improvements	4,582,259	4,613,879
Machinery and equipment	3,652,730	3,189,671
	8,545,354	8,113,915
Less accumulated depreciation	(3,122,429)	(2,790,303)
	$5,422,925	$5,323,612

4.           PATENTS AND TRADEMARKS, NET

Patents and trademarks, net consisted of the following:

	May 31, 2014	August 31, 2013
Patents and trademarks	$2,253,049	$2,064,128
Less accumulated amortization	(1,068,225)	(1,003,489)
	$1,184,824	$1,060,639

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

Financial information from the audited and unaudited financial statements of the Company’s joint venture in Germany, Excor Korrosionsschutz – Technologien und Produkte GmbH (EXCOR), joint venture in China, NTI Asean and all of the Company’s other joint ventures, are summarized as follows:

	At May 31, 2014
	Total	EXCOR	China	All Other
Current assets	$58,975,346	$22,560,299	$8,541,897	$27,873,150
Total assets	63,172,232	24,920,587	8,561,641	29,690,004
Current liabilities	14,208,070	1,956,574	1,926,986	10,324,510
Noncurrent liabilities	3,373,373	1,321,199	853,839	1,198,335
Joint ventures’ equity	45,590,789	21,642,814	5,780,816	18,167,159
Company’s share of joint ventures’ equity	22,103,275	10,821,409	2,225,409	9,056,460
Company’s share of joint ventures’ undistributed earnings	$19,681,808	$10,790,504	$2,175,409	$6,715,895

	At August 31, 2013
	Total	EXCOR	China	All Other
Current assets	$63,052,410	$25,955,136	$11,200,355	$25,896,919
Total assets	68,417,142	28,391,787	11,226,755	28,798,600
Current liabilities	16,107,597	3,572,004	3,080,118	9,455,475
Noncurrent liabilities	2,488,057	—	871,886	1,616,171
Joint ventures’ equity	49,821,488	24,819,783	7,274,751	17,726,954
Company’s share of joint ventures’ equity	24,702,981	12,409,893	3,637,375	8,655,713
Company’s share of joint ventures’ undistributed earnings	$22,281,510	$12,378,988	$3,587,375	$6,315,147

	Nine Months Ended May 31, 2014
	Total	EXCOR	China	All Other
Net sales	$88,213,101	$29,020,416	$11,952,115	$47,240,570
Gross profit	41,609,619	15,000,023	5,550,166	21,059,430
Net income	9,960,639	5,574,387	1,543,155	1,913,097
Company’s share of equity in income of joint ventures	$4,416,664	$2,787,048	$659,684	$969,932

	Nine Months Ended May 31, 2013
	Total	EXCOR	China	All Other
Net sales	$82,788,711	$26,043,775	$10,802,206	$45,942,730
Gross profit	39,447,084	13,624,792	5,134,820	20,687,472
Net income	7,626,711	4,954,595	815,664	1,856,452
Company’s share of equity in income of joint ventures	$3,733,069	$2,478,109	$407,809	$847,151

The Company records expenses that are directly attributable to the joint ventures on its consolidated statements of operations in the line item “Expenses incurred in support of joint ventures.”  The expenses include items such as employee compensation and benefit expenses, travel expense and consulting expense.

On May 31, 2014, NTI Asean bought out the other 50% owner in its joint venture in Singapore for $110,988, thereby increasing NTI Asean’s ownership in the joint venture from 50% to 100%.  The Company did not make any other joint venture investments during the nine months ended May 31, 2014 and did not make any joint venture investments during the nine months ended May 31, 2013.

On November 30, 2013, the Company agreed to sell its indirect ownership interest in Mütec GmbH (Mütec), one of the Company’s joint ventures in Germany which manufactures proprietary electronic sensing instruments.  As of May 31, 2014, $163,499 is due to the Company related to this transaction.

6.           CORPORATE DEBT

As of August 31, 2013, Northern Technologies Holding Company, LLC (NTI LLC) had a term loan with a principal amount of $933,413 outstanding that NTI LLC obtained from PNC Bank, National Association (PNC Bank) in connection with the purchase of NTIC’s corporate headquarters in September 2006.  This term loan was repaid in full on January 3, 2014 and as a result there was $0 outstanding as of May 31, 2014.

The Company has a revolving line of credit with PNC Bank of $3,000,000.  No amounts were outstanding under the line of credit as of both May 31, 2014 and August 31, 2013.  At the option of the Company, outstanding advances under the line of credit bear interest at either (a) an annual rate based on LIBOR plus 2.15% for the applicable LIBOR interest period selected by the Company or (b) at the rate publicly announced by PNC Bank from time to time as its prime rate. Interest is payable in arrears (a) for the portion of advances bearing interest under the prime rate on the last day of each month during the term thereof and (b) for the portion of advances bearing interest under the LIBOR option on the last day of the respective LIBOR interest period selected for such advance.  As of May 31, 2014, the Company was in compliance with all debt covenants.

On December 31, 2013, PNC Bank extended the maturity date of the line of credit from January 8, 2014 to January 7, 2015.  All other terms of the line of credit and the loan agreement and other documents evidencing the line of credit remain the same.

7.           STOCKHOLDERS’ EQUITY

During the nine months ended May 31, 2014, the Company did not purchase or retire any shares of its common stock.  The following stock options to purchase shares of common stock were exercised during the nine months ended May 31, 2014:

Options Exercised	Exercise Price
44,000	$7.65

The Company granted stock options under the Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan (the 2007 Plan) to purchase an aggregate of 56,373 shares of its common stock to various employees and directors during the nine months ended May 31, 2014.  The weighted average per share exercise price of the stock options is $14.83, which is equal to the fair market value of the Company’s common stock on the date of grant.

During the nine months ended May 31, 2013, the Company did not purchase or retire any shares of its common stock.  The following stock options to purchase shares of common stock were exercised during the nine months ended May 31, 2013:

Options Exercised	Exercise Price
25,140	$ 9.95
4,000	8.57
1,734	7.65
1,500	9.76
666	7.75

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

No options to purchase shares of common stock were excluded from the computation of common share equivalents for the three and nine months ended May 31, 2014, as the exercise prices of such options were less than market price of a share of common stock.  Options to purchase shares of common stock of 40,000 were excluded from the computation of common share equivalents for the three and nine months ended May 31, 2013, as the exercise prices of such options were greater than market price of a share of common stock.

The following is a reconciliation of the earnings per share computation for the three and nine months ended May 31, 2014 and 2013:

	Three Months Ended		Nine Months Ended
Numerators:	May 31, 2014	May 31, 2013	May 31, 2014	May 31, 2013
Net income attributable to NTIC	$980,217	$927,112	$2,863,847	$1,751,144

Denominator:
Basic – weighted shares outstanding	4,461,880	4,421,379	4,452,798	4,415,452
Weighted shares assumed upon exercise of stock options	128,464	47,482	130,376	49,322
Diluted – weighted shares outstanding	4,590,344	4,468,861	4,583,174	4,464,774
Basic earnings per share:	$0.22	$0.21	$0.64	$0.40
Diluted earnings per share:	$0.21	$0.21	$0.63	$0.39

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

The Company granted options to purchase an aggregate of 56,373 and 118,294 shares of its common stock during the nine months ended May 31, 2014 and 2013, respectively.  The fair value of option grants is determined at date of grant, using the Black-Scholes option pricing model with the assumptions listed below.  Based on these valuations, the Company recognized compensation expense of $345,319 and $213,374 during the nine months ended May 31, 2014 and 2013, respectively, related to the options that vested during such time period.  As of May 31, 2014, the total compensation cost for non-vested options not yet recognized in the Company’s consolidated statements of operations was $395,280 net of estimated forfeitures.  Additional stock-based compensation expense of $108,696 is expected through the remainder of fiscal year 2014, and expense of $186,598 and $99,986 is expected to be recognized during fiscal 2015 and fiscal 2016, respectively.  Future option grants will impact the compensation expense recognized.

The Company currently estimates a ten percent forfeiture rate for stock options and continually reviews this estimate for future periods.

The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions and results for the grants:

	Nine Months Ended
	May 31, 2014	May 31, 2013
Dividend yield	0.00%		0.00%
Expected volatility	47.3%		48.0%
Expected life of option (years)	10	5	-	10
Average risk-free interest rate	1.36%		0.71%

The weighted average per share fair value of options granted during nine months ended May 31, 2014 and 2013 was $8.57 and $5.53, respectively.  The weighted average remaining contractual life of the options outstanding as of May 31, 2014 and 2013 was 5.44 years and 4.48 years, respectively.

10.           GEOGRAPHIC AND SEGMENT INFORMATION

Net sales by geographic location as a percentage of total consolidated net sales for the three and nine months ended May 31, 2014 and 2013 were as follows:

	Three Months Ended		Nine Months Ended
	May 31, 2014	May 31, 2013	May 31, 2014	May 31, 2013
Inside the U.S.A. to unaffiliated customers	69.0%	69.8%	67.4%	68.9%
Outside the U.S.A to:
Joint ventures in which the Company is a shareholder directly and indirectly	13.6%	11.1%	12.4%	14.9%
Unaffiliated customers	17.4%	19.1%	20.2%	16.2%
	100.0%	100.0%	100.0%	100.0%

Net sales by geographic location are based on the location of the customer.

Fees for services provided to joint ventures by geographic location as a percentage of total fees for services provided to joint ventures during the three and nine months ended May 31, 2014 and 2013 were as follows:

	Three Months Ended
	May 31, 2014	% of Total Fees for Services Provided to Joint Ventures	May 31, 2013	% of Total Fees for Services Provided to Joint Ventures
China	$478,979	23.9%	$524,724	27.3%
Germany	257,215	12.8%	250,000	13.0%
India	204,777	10.2%	—	0.0%
Japan	170,079	8.5%	177,432	9.3%
Poland	152,157	7.6%	113,339	5.9%
Thailand	148,113	7.4%	169,085	8.8%
France	139,719	7.0%	104,645	5.5%
Sweden	130,613	6.5%	141,000	7.4%
United Kingdom	127,697	6.4%	65,193	3.4%
Finland	87,416	4.4%	85,246	4.4%
Czech	71,489	3.6%	55,322	2.9%
Other	33,351	1.7%	231,961	12.1%
	$2,001,775	100.0%	$1,917,947	100.0%

	Nine Months Ended
	May 31, 2014	% of Total Fees for Services Provided to Joint Ventures	May 31, 2013	% of Total Fees for Services Provided to Joint Ventures
China	$1,590,612	25.8%	$1,468,622	26.5%
Germany	784,326	12.7%	742,213	13.4%
Japan	510,769	8.3%	548,618	9.9%
Poland	469,242	7.6%	379,650	6.9%
Thailand	431,112	7.0%	471,074	8.5%
France	390,794	6.3%	381,043	6.9%
India	371,635	6.0%	—	0.0%
Sweden	332,806	5.4%	305,619	5.5%
United Kingdom	282,329	4.6%	168,005	3.1%
Finland	269,155	4.4%	245,426	4.4%
Czech	229,230	3.7%	147,741	2.7%
Other	507,084	8.2%	677,094	12.2%
	$6,169,094	100.0%	$5,535,105	100.0%

The following table sets forth the Company’s net sales for the three and nine months ended May 31, 2014 and 2013 by segment:

	Three Months Ended		Nine Months Ended
	May 31, 2014	May 31, 2013	May 31, 2014	May 31, 2013
ZERUST® sales	$5,992,095	$5,418,271	$17,296,159	$14,923,966
Natur-Tec™ sales	928,725	458,762	2,152,769	1,491,164
Total net sales	$6,920,820	$5,877,033	$19,448,928	$16,415,130

The following table sets forth the Company’s cost of goods sold for the three and nine months ended May 31, 2014 and 2013 by segment:

	Three Months Ended				Nine Months Ended
	May 31, 2014	% of Product Sales*	May 31, 2013	% of Product Sales*	May 31, 2014	% of Product Sales*	May 31, 2013	% of Product Sales*
Direct cost of goods sold
ZERUST®	$3,288,809	54.9%	$3,115,980	57.5%	$9,336,363	54.0%	$8,383,345	56.2%
Natur-Tec®	695,778	74.9%	367,485	80.1%	1,635,815	76.0%	1,260,305	84.5%
Indirect cost of goods sold	684,735	—	570,899	—	1,907,008	—	1,735,599	—
Total net cost of goods sold	$4,669,322		$4,054,364		$12,879,186		$11,379,249
___________________________
*	The percent of segment sales is calculated by dividing the direct cost of goods sold for each individual segment category by the net sales for each segment category.

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

The geographical distribution of key financial statement data is as follows:

	As of May 31, 2014	As of August 31, 2013
Brazil	$1,080,330	$1,193,373
India	358,423	—
North America	50,750,114	47,860,576
Total assets	$52,188,867	$49,053,949

	Three Months Ended		Nine Months Ended
	May 31, 2014	May 31, 2013	May 31, 2014	May 31, 2013
Brazil	$712,125	$567,615	$1,865,137	$1,699,084
India	192,921	—	361,700	—
North America	6,015,774	5,309,418	17,222,091	14,716,046
Total net sales	$6,920,820	$5,877,033	$19,448,928	$16,415,130

	Three Months Ended		Nine Months Ended
	May 31, 2014	May 31, 2013	May 31, 2014	May 31, 2013
Brazil	$70,464	$(156,594)	$(75,491)	$(263,353)
India	72	—	5,872	—
North America	1,694,695	1,650,365	5,002,383	3,600,643
Total operating income	$1,765,231	$1,493,771	$4,932,764	$3,337,290

Total assets located in Brazil and India primarily consist of cash and cash equivalents, customer receivables and inventory.  These assets are periodically reviewed to assure the net realizable value from the estimated future production based on forecasted sales exceeds the carrying value of the assets.

11.           RESEARCH AND DEVELOPMENT

The Company expenses costs related to product research and development as incurred.   The Company incurred $3,342,497 and $2,853,250 of expense during the nine months ended May 31, 2014 and 2013, respectively, in connection with its research and development activities.  These costs are net of reimbursements related to certain research and development contracts.  Such reimbursements totaled $45,788 and $206,046 for the nine months ended May 31, 2014 and 2013, respectively.  The net fees are accounted for in the “Research and Development Expenses” section of the consolidated statements of operations.

12.           COMMITMENTS AND CONTINGENCIES

On August 22, 2013, the Compensation Committee of the Board of Directors of the Company approved the material terms of an annual bonus plan for the Company’s executive officers as well as certain officers and employees for the fiscal year ending August 31, 2014.  For fiscal 2014 as in past years, the total amount available under the bonus plan for all plan participants, including executive officers, is dependent upon the Company’s earnings before interest, taxes and other income, as adjusted to take into account amounts to be paid under the bonus plan and certain other adjustments (Adjusted EBITOI).  Each plan participant’s percentage of the overall bonus pool is based upon the number of plan participants, the individual’s annual base salary and the individual’s position and level of responsibility within the company.  In the case of each of the Company’s executive officer participants, 75% of the amount of their individual bonus payout will be determined based upon the Company’s actual EBITOI for fiscal 2013 compared to a pre-established target EBITOI for fiscal 2014 and 25% of the payout will be determined based upon such executive officer’s achievement of certain pre-established individual performance objectives.  The payment of bonuses under the plan are discretionary and may be paid to executive officer participants in both cash and shares of NTIC common stock, the exact amount and percentages will be determined by the Company’s Board of Directors, upon recommendation of the Compensation Committee, after the completion of the Company’s consolidated financial statements for fiscal 2014.  There was $1,063,000 for management bonuses accrued for nine months ended May 31, 2014 compared to a management bonus accrual of $580,000 for the nine months ended May 31, 2013.

The Company leases property located at 23205 Mercantile Road, Beachwood, Ohio. Remaining rentals payable under such leases are as follows: fiscal 2014 - $59,500 and thereafter - $0.

Three joint ventures accounted for 68.5% of the Company’s trade joint venture receivables at May 31, 2014, and two joint ventures accounted for 49.0% of the Company’s trade joint venture receivables at August 31, 2013.

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

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurements Using Inputs Considered as
	Fair Value as of May 31, 2014	Level 1	Level 2	Level 3
Cash equivalents	$5,520,000	$5,520,000	$—	$—

		Fair Value Measurements Using Inputs Considered as
	Fair Value as of August 31, 2013	Level 1	Level 2	Level 3
Cash equivalents	$1,020,000	$1,020,000	$—	$—

14.           RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, the Financial Accounting Standards Board (FASB) issued revised guidance on revenue recognition. The standard provides a single revenue recognition model which is intended to improve comparability over a range of industries, companies and geographical boundaries and will also result in enhanced disclosures. The changes are effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, which means the first quarter of our fiscal year 2018. We are currently reviewing the revised guidance and assessing the potential impact on our consolidated financial statements.

In April 2014, the FASB issued guidance that changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the new guidance, a discontinued operation is defined as a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has or will have a major effect on an entity’s operations and financial results. The change is effective for fiscal years, and interim reporting periods within those years, beginning on or after December 15, 2014, which means the first quarter of our fiscal year 2016, with early adoption permitted. The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. This new guidance will not affect our consolidated financial position, results of operations or cash flows.

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

The results of Zerust Brazil, NTI India and NTI Asean are fully consolidated in NTIC’s consolidated financial statements.  NTIC holds 85% of the equity and 85% of the voting rights of Zerust Brazil.  Beginning in the first quarter of fiscal 2013, NTIC consolidated the results of NTI Asean, which effective as of September 1, 2012 is a majority owned subsidiary of NTIC.  NTIC holds 60% of the equity and 60% of the voting rights of NTI Asean.  NTI Asean holds investments in eight entities that operate in the following eight territories located in the ASEAN region:  China, Indonesia, Korea, Malaysia, Philippines, Singapore, Taiwan and Thailand.  As of May 31, 2014, NTIC consolidated the results of NTI India, which effective as of December 1, 2013 is a majority owned subsidiary.  NTIC holds 90% of the equity and 90% of the voting rights of NTI India

NTIC considers EXCOR and China to be individually significant to NTIC’s consolidated assets and income; and therefore, provides certain additional information regarding EXCOR and China in the notes to NTIC’s consolidated financial statements and in this section of this report.

Financial Overview

NTIC’s management, including its chief executive officer who is NTIC’s chief operating decision maker, reports and manages NTIC’s operations in two reportable business segments based on products sold, customer base and distribution center:  ZERUST® products and services and Natur-Tec® products.

NTIC’s consolidated net sales increased 17.8% and 18.5% during the three and nine months ended May 31, 2014, respectively, compared to the three and nine months ended May 31, 2013.  These increases were primarily a result of increased demand for ZERUST® rust and corrosion inhibiting packaging products and services and Natur-Tec® products.  During the three and nine months ended May 31, 2014, 86.6% and 88.9% of NTIC’s consolidated net sales, respectively, were derived from sales of ZERUST® products and services, which increased 10.6% and 15.9% to $5,992,095 and $17,296,159 during the three and nine months ended May 31, 2014, respectively, compared to $5,418,271 and $14,923,966 during the three and nine months ended May 31, 2013, respectively, due to increased demand from both new and existing customers for new and existing products.  NTIC has focused its sales efforts of ZERUST® products and services by strategically targeting customers with specific corrosion issues in new market areas, including the oil and gas industry and other industrial sectors that offer sizable growth opportunities.  NTIC’s consolidated net sales for the nine months ended May 31, 2014 included $1,043,604 of sales made to customers in the oil and gas industry compared to $487,439 for the prior fiscal year period.  Overall demand for ZERUST® products and services depends heavily on the overall health of the markets in which NTIC sells its products, including the automotive market in particular.

During the three and nine months ended May 31, 2014, 13.4% and 11.1% of NTIC’s consolidated net sales were derived from sales of Natur-Tec® products compared to 7.8% and 9.1% during the three and nine months ended May 31, 2013, respectively.  Net sales of Natur-Tec® products increased 102.4% and 44.4% during the three and nine months ended May 31, 2014 compared to the three and nine months ended May 31, 2013, respectively.  These increases were primarily due to finished product sales both in North America and through NTIC’s newly formed majority owned subsidiary in India, Northern Technologies India Private Limited (NTI India).

Cost of goods sold as a percentage of net sales decreased to 67.5% during the three months ended May 31, 2014 compared to 69.0% during the three months ended May 31, 2013 and decreased to 66.2% during the nine months ended May 31, 2014 compared to 69.3% during the prior fiscal year period. These decreases were primarily as a result of start-up costs associated with a new customer recognized during the prior fiscal year periods.

NTIC’s equity in income of joint ventures increased 10.6% and 18.3% to $1,593,465 and $4,416,664, respectively, during the three and nine months ended May 31, 2014 compared to $1,440,335 and $3,733,069 during the three and nine months ended May 31, 2013, which were primarily a result of increases in sales at the joint ventures.

NTIC recognized a 4.4% and 11.5% increase in fees for services provided to joint ventures during the three and nine months ended May 31, 2014 compared to the three and nine months ended May 31, 2013, respectively.  These increases were primarily a result of an increase in sales at the joint ventures as fees for services provided are a function of the net sales of NTIC’s joint ventures.  Sales at the joint ventures were $30,162,725 and $88,213,101 during the three and nine months ended May 31, 2014 compared to $28,541,576 and $82,788,711 for the three and nine months ended May 31, 2013, and increase of 5.7% and 6.7%, respectively.  Total net sales of NTIC’s joint ventures appear to be slightly improving from the depressed sales levels experienced as a result of the European economic slowdown over the past few years.

NTIC’s total operating expenses increased 11.5%, or $1,255,971, to $12,222,736 during the nine months ended May 31, 2014 compared to the nine months ended May 31, 2013.  This increase was primarily the result of an increase in employee headcount and related employee expenses associated with selling expenses, general and administrative expenses and expenses incurred in support of joint ventures, and overall reflected NTIC’s efforts to support its new and existing business efforts.

NTIC expenses all costs related to product research and development as incurred.  NTIC incurred $3,342,497 and $2,853,250 of expense during the nine months ended May 31, 2014 and 2013, respectively, in connection with its research and development activities.  These represent net amounts after being reduced by reimbursements related to certain research and development contracts.  Such reimbursements totaled $45,788 and $206,046 for the nine months ended May 31, 2014 and 2013, respectively. NTIC anticipates that it will spend between $4,000,000 and $4,400,000 in total during fiscal 2014 on research and development activities related to its new technologies.  This estimate is a net range after being reduced by anticipated reimbursements related to certain research and development contracts.

Net income attributable to NTIC increased 5.7%, to $980,217, or $0.21 per diluted common share, for the three months ended May 31, 2014 compared to $927,112, or $0.21 per diluted common share, for the three months ended May 31, 2013.  Net income attributable to NTIC increased 63.5%, to $2,863,847, or $0.63 per diluted common share, for the nine months ended May 31, 2014 compared to $1,751,144, or $0.39 per diluted common share, for the nine months ended May 31, 2013.  These increases were primarily the result of increases in gross profit of NTIC’s North American businesses and increases in NTIC’s joint venture operations.

NTIC anticipates that its quarterly net income will continue to remain subject to significant volatility primarily due to the financial performance of its joint ventures and sales of its ZERUST® products and services into the oil and gas industry and Natur-Tec® bioplastics products, which sales fluctuate more on a quarterly basis than the traditional ZERUST® business.

NTIC’s working capital was $18,470,269 at May 31, 2014, including $8,549,789 in cash and cash equivalents compared to $13,270,452 at August 31, 2013, including $4,314,258 in cash and cash equivalents.

Results of Operations

The following tables set forth NTIC’s results of operations for the three and nine months ended May 31, 2014 and 2013.

	Three Months Ended
	May 31, 2014	% of Net Sales	May 31, 2013	% of Net Sales	$ Change	% Change
Net sales, excluding joint ventures	$6,056,078	87.5%	$5,041,096	85.8%	$1,014,982	20.1%
Net sales, to joint ventures	864,742	12.5%	835,937	14.2%	28,805	3.4%
Cost of goods sold	4,669,322	67.5%	4,054,364	69.0%	614,958	15.2%
Equity in income of joint ventures	1,593,465	23.0%	1,440,335	24.5%	353,130	24.5%
Fees for services provided to joint ventures	2,001,775	28.9%	1,917,947	32.6%	83,828	4.4%
Selling expenses	1,315,264	19.0%	1,243,687	21.2%	71,577	5.8%
General and administrative expenses	1,307,653	18.9%	1,105,710	18.8%	201,943	18.3%
Expenses incurred in support of joint ventures	353,958	5.1%	335,132	5.7%	18,826	5.6%
Research and development expenses	1,104,632	16.0%	1,002,651	17.1%	101,981	10.2%

	Nine Months Ended
	May 31, 2014	% of Net Sales	May 31, 2013	% of Net Sales	$ Change	% Change
Net sales, excluding joint ventures	$17,188,462	88.4%	$14,296,686	87.1%	$2,891,776	20.2%
Net sales, to joint ventures	2,260,466	11.6%	2,118,444	12.9%	142,022	6.7%
Cost of goods sold	12,879,186	66.2%	11,379,249	69.3%	1,499,937	13.2%
Equity in income of joint ventures	4,416,664	22.7%	3,733,069	22.7%	883,595	23.7%
Fees for services provided to joint ventures	6,169,094	31.7%	5,535,105	33.7%	633,989	11.5%
Selling expenses	3,925,466	20.2%	3,588,847	21.9%	336,619	9.4%
General and administrative expenses	3,905,082	20.1%	3,498,393	21.3%	406,689	11.6%
Expenses incurred in support of joint ventures	1,049,691	5.4%	1,026,275	6.3%	23,416	2.3%
Research and development expenses	3,342,497	17.2%	2,853,250	17.4%	489,247	17.1%

Net Sales. NTIC’s consolidated net sales increased 17.8% and 18.5% to $6,920,820 and $19,448,928, respectively, during the three and nine months ended May 31, 2014 compared to the three and nine months ended May 31, 2013.  NTIC’s consolidated net sales excluding NTIC’s joint ventures increased 20.1% and 20.2% to $6,056,078 and $17,188,462, respectively, during the three and nine months ended May 31, 2014 compared to the same respective prior fiscal year periods.  Net sales to joint ventures increased 3.4% and 6.7% to $864,742 and $2,260,466 during the three and nine months ended May 31, 2014, respectively, compared to the same respective prior fiscal year periods.  This change was primarily due to variability in the timing of orders placed by our joint ventures.

The following table sets forth NTIC’s net sales by product category for the three and nine months ended May 31, 2014 and 2013 by segment:

	Three Months Ended		Nine Months Ended
	May 31, 2014	May 31, 2013	May 31, 2014	May 31, 2013
ZERUST® sales	$5,992,095	$5,418,271	$17,296,159	$14,923,966
Natur-Tec® sales	928,725	458,762	2,152,769	1,491,164
Total net sales	$6,920,820	$5,877,033	$19,448,928	$16,415,130

During the three and nine months ended May 31, 2014, 86.6% and 88.9% of NTIC’s consolidated net sales, respectively, were derived from sales of ZERUST® products and services, which increased 10.6% and 15.9% to $5,992,095 and $17,296,159 during the three and nine months ended May 31, 2014, respectively, compared to $5,418,271 and $14,923,966 during the three and nine months ended May 31, 2013, respectively, due to increased demand from existing customers and the addition of new customers.  NTIC has strategically focused its sales efforts for ZERUST® products and services on customers with sizeable corrosion problems in industry sectors that offer sizable growth opportunities, including the oil and gas sector.    The following table sets forth NTIC’s net sales of ZERUST® products for the three and nine months ended May 31, 2014 and 2013:

	Three Months Ended
	May 31, 2014	May 31, 2013	$ Change	% Change
ZERUST® industrial net sales	$4,879,899	$4,471,919	$407,980	9.1%
ZERUST® joint venture net sales	861,312	833,703	27,609	3.3%
ZERUST® oil & gas net sales	250,884	112,649	138,235	122.7%
Total ZERUST® net sales	$5,992,095	$5,418,271	$573,824	10.6%

	Nine Months Ended
	May 31, 2014	May 31, 2013	$ Change	% Change
ZERUST® industrial net sales	$13,999,907	$12,323,082	$1,676,825	13.6%
ZERUST® joint venture net sales	2,252,648	2,113,445	139,203	6.6%
ZERUST® oil & gas net sales	1,043,604	487,439	556,165	114.1%
Total ZERUST® net sales	$17,296,159	$14,923,966	$2,372,193	15.9%

NTIC anticipates that its sales of ZERUST® products and services into the oil and gas industry will continue to remain subject to significant volatility from quarter to quarter as sales are recognized.

During the three and nine months ended May 31, 2014, 13.4% and 11.1% of NTIC’s consolidated net sales, respectively, were derived from sales of Natur-Tec® products, which increased 102.4% and 44.4% to $928,725 and $2,152,769 during the three and nine months ended May 31, 2014, respectively, compared to the three and nine months ended May 31, 2013.  These increases were primarily due to finished product sales both in North America and through NTIC’s newly formed majority owned subsidiary in India, Northern Technologies India Private Limited (NTI India).

Demand for Natur-Tec® products around the world depends primarily on market acceptance and the reach of NTIC’s distribution network.  Because of the typical size of individual orders and overall size of NTIC’s net sales derived from sales of Natur-Tec® products, the timing of one or more orders can materially affect NTIC’s quarterly sales of Natur-Tec® products and the comparisons to prior fiscal year quarters.

Cost of Goods Sold.  Cost of goods sold increased 15.2% and 13.2% for the three and nine months ended May 31, 2014, respectively, compared to the three and nine months ended May 31, 2013 primarily as a result of increased net sales as described above.  Cost of goods sold as a percentage of net sales decreased to 67.5% during the three months ended May 31, 2014 compared to 69.0% the three months ended May 31, 2013 and decreased to 66.2% during the nine months ended May 31, 2014 compared to 69.3% during the nine months ended May 31, 2013.  These decreases were primarily the result of start-up costs associated with a new customer incurred during the prior fiscal year periods.

Equity in Income of Joint Ventures. NTIC’s equity in income of joint ventures increased 10.6% and 18.3% to $1,593,465 and $4,416,664 during the three and nine months ended May 31, 2014, respectively, compared to equity in income of joint ventures of $1,440,335 and $3,733,069 during the three and nine months ended May 31, 2013, respectively, primarily as a result of increases in sales at the joint ventures. Of the total equity in income of joint ventures, NTIC had equity in income of joint ventures of $2,787,048 attributable to EXCOR during the nine months ended May 31, 2014 compared to $2,478,109 attributable to EXCOR during the nine months ended May 31, 2013.  Of the total equity in income of joint ventures, NTIC had equity in income of joint ventures of $659,684 attributable to NTIC’s joint venture in China during the nine months ended May 31, 2014 compared to $407,809 attributable to NTIC’s joint venture in China during the nine months ended May 31, 2013.  NTIC had equity in income of all other joint ventures of $969,932 during the nine months ended May 31, 2014 compared to $847,151 during the nine months ended May 31, 2013.

Fees for Services Provided to Joint Ventures.  NTIC recognized fee income for services provided to joint ventures of $2,001,775 and $6,169,094 during the three and nine months ended May 31, 2014, respectively, compared to $1,917,947 and $5,535,105 during the three and nine months ended May 31, 2013, respectively, representing an increase of 4.4% and 11.5%, respectively.  Fee income for services provided to joint ventures are a function of the sales made by the various joint ventures of $30,162,725 and $88,213,101 during the three and nine months ended May 31, 2014 compared to $28,541,576 and $82,788,711 for the three and nine months ended May 31, 2013, respectively.  Total net sales of NTIC’s joint ventures for the prior fiscal year periods were adversely affected in part by the European economic slowdown, which NTIC believes also adversely affected net sales of certain of NTIC’s other non-European joint ventures, as well as the weakening of the EURO and other currencies compared to the U.S. dollar.  Sales of NTIC’s joint ventures are not included in NTIC’s product sales and are not combined with NTIC’s sales in NTIC’s consolidated financial statements or in any description of NTIC’s sales.

Of the total fee income for services provided to joint ventures, fees of $784,326 were attributable to EXCOR during the nine months ended May 31, 2014 compared to $742,213 attributable to EXCOR during the nine months ended May 31, 2013.  Fees of $1,590,612 were attributable to NTIC’s joint venture in China during the nine months ended May 31, 2014 compared to $1,468,622 during the nine months ended May 31, 2013.

Selling Expenses.  NTIC’s selling expenses increased 5.8% and 9.4% for the three and nine months ended May 31, 2014 compared to the same respective periods in fiscal 2013 due to increases in compensation and employee benefits, lab testing related expenses, commission expenses, travel and related expenses, and consulting expenses.  Selling expenses as a percentage of net sales decreased slightly to 19.0% and 20.2% for the three and nine months ended May 31, 2014, from 21.1% and 21.9% during the three and nine months ended May 31, 2013.

General and Administrative Expenses.  NTIC’s general and administrative expenses increased 18.3% and 11.6% for the three and nine months ended May 31, 2014 compared to the same respective periods in fiscal 2013 due to increases in consulting expenses to support new business development.  As a percentage of net sales, general and administrative expenses increased to 18.9% and decreased to 20.1% for the three and nine months ended May 31, 2014 from 18.8% and 21.3% for the three and nine months ended May 31, 2013.

Expenses Incurred in Support of Joint Ventures.  Expenses incurred in support of NTIC’s joint ventures were $353,958 and $1,049,691 during the three and nine months ended May 31, 2014, respectively, compared to $335,132 and $1,026,275 during the three and nine months ended May 31, 2013, respectively, representing an increase of 5.6% and 2.3%, respectively.  These increases were due primarily to increased headcount to support anticipated expanding operations and anticipated sales growth.

Research and Development Expenses.  NTIC’s research and development expenses increased 10.2% for the three months ended May 31, 2014 compared to the same period in fiscal 2013 and increased 17.1% for the nine months ended May 31, 2014 compared to the same period in fiscal 2013 primarily as a result of increased spending on headcount and field development associated with the new businesses.

Interest Income.  NTIC’s interest income decreased to $1,369 and $5,728 during the three and nine months ended May 31, 2014, respectively, compared to $2,984 and $50,618 during the three and nine months ended May 31, 2013, respectively.

Interest Expense.  NTIC’s interest expense decreased to $7,063 during the three months ended May 31, 2014 compared to $50,986 during the three months ended May 31, 2013 and decreased to $32,709 during the nine months ended May 31, 2014 compared to $64,448 during the nine months ended May 31, 2013.

Income Before Income Tax Expense.  Income before income tax expense increased to $1,759,537 and $4,905,783 for the three and nine months ended May 31, 2014, respectively, compared to $1,445,769 and $3,323,460 for the three and nine months ended May 31, 2013, respectively.

Income Tax Expense.  Income tax expense was $361,280 and $819,039 during the three and nine months ended May 31, 2014, respectively, compared $158,000 and $532,000 during the three and nine months ended May 31, 2013, respectively.  Income tax expense was calculated based on management’s estimate of NTIC’s annual effective income tax rate.  NTIC’s annual effective income tax rate during the three and nine months ended May 31, 2014 and 2013 was lower than the statutory rate primarily due to NTIC’s equity in income of joint ventures being recognized based on after-tax earnings of these entities.  To the extent undistributed earnings of NTIC’s joint ventures are distributed to NTIC, any material additional income tax liability after the application of foreign tax credits is not expected. NTIC records a tax valuation allowance when it is more likely than not that some portion or all of its deferred tax assets will not be realized to reduce deferred tax assets to the amount expected to be realized.  NTIC determined based on all available evidence, including historical data and projections of future results, that it is more likely than not that all of its deferred tax assets, except for its foreign tax credit carryforwards and Minnesota state research and development credit carryforwards, will be fully realized.  In addition, NTIC determined based upon all available evidence, including new IRS guidance, historical results, projected future taxable income and foreign tax credit utilization, that it was not more likely than not that the federal research and development credits would be utilized during the carryforward period and as a result, a valuation allowance was recorded against all of NTIC’s federal research and development credits.  In addition, NTIC continues to believe that its deferred tax asset related to foreign tax credit carryforwards will not be realized due to insufficient federal taxable income within the carryforward period and the fact that for ordering purposes the foreign tax credit carryforwards are not allowed to be used until after any current year foreign tax credits are utilized.

NTIC considers the earnings of certain foreign joint ventures to be indefinitely invested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet NTIC’s future domestic cash needs. As a result, U.S. income and foreign withholding taxes have not been recognized on the cumulative undistributed earnings of $19,881,808 and $22,281,510 at May 31, 2014 and August 31, 2013, respectively.  To the extent undistributed earnings of NTIC’s joint ventures are distributed in the future, they are not expected to result in any material additional income tax liability after the application of foreign tax credits

Other Comprehensive Income - Foreign Currency Translations Adjustment.  The volatility of the foreign currency translations adjustment was due to the volatility of the U.S. dollar compared to the Euro and other foreign currencies during the three and nine months ended May 31, 2014 compared to the same respective periods in fiscal 2013.

Liquidity and Capital Resources

Sources of Cash and Working Capital.  As of May 31, 2014, NTIC’s working capital was $18,470,269, including $8,549,789 in cash and cash equivalents, compared to $13,270,452 at August 31, 2013, including $4,314,258 in cash and cash equivalents.  This increase was due primarily to dividends received from joint ventures, including primarily EXCOR, and was offset in part by the use of $933,414 in cash to pay off in full NTIC’s term loan in January 2014 that was obtained in connection with the purchase of NTIC’s corporate headquarters in September 2006.

As of May 31, 2014, NTIC had a revolving line of credit with PNC Bank of $3,000,000, with no amounts outstanding.  The line of credit is evidenced by an amended and restated committed line of credit note in the principal amount of up to $3,000,000.  The line of credit has a $1,200,000 standby letter of credit sub-facility, with any standby letters of credit issued thereunder being at the sole discretion of PNC Bank.  Any standby letters of credit issued under the sub-facility are subject to customary fees and charges payable by NTIC.  At the option of NTIC, outstanding advances under the line of credit bear interest at either (a) an annual rate based on LIBOR plus 2.15% for the applicable LIBOR interest period selected by NTIC or (b) at the rate publicly announced by PNC Bank from time to time as its prime rate.  Interest is payable in arrears (a) for the portion of advances bearing interest under the prime rate on the last day of each month during the term thereof and (b) for the portion of advances bearing interest under the LIBOR option on the last day of the respective LIBOR interest period selected for such advance.  Any unpaid interest is payable on the maturity date.

The line of credit is governed under a loan agreement, which contains standard covenants, including affirmative financial covenants, such as the maintenance of a minimum fixed charge coverage ratio, and negative covenants, which, among other things, limit the incurrence of additional indebtedness, loans and equity investments, disposition of assets, mergers and consolidations and other matters customarily restricted in such agreements. Under the loan agreement, NTIC is subject to a minimum fixed charge coverage ratio of 1.10:1.00.   As of May 31, 2014, NTIC was in compliance with all loan agreement covenants and expects to remain in compliance with all loan agreement covenants during the remainder of fiscal 2014.

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

Uses of Cash and Cash Flows.  Net cash used in operating activities during the nine months ended May 31, 2014 was $607,041, which resulted principally from NTIC’s equity in income from joint ventures and increases in receivables, inventories and prepaid expenses and a decrease in accrued liabilities and income taxes payable, partially offset by NTIC’s net income, expensing of fair value of stock options vested, depreciation and amortization.  Net cash used in operating activities during the nine months ended May 31, 2013 was $3,052,892, which resulted principally from NTIC’s equity in income from joint ventures and increases in receivables and inventories and a decrease in accounts payables, accrued liabilities and income taxes payable, partially offset by NTIC’s net income, depreciation and amortization.

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

NTIC experienced a decrease in receivables and an increase in inventory as of May 31, 2014 compared to August 31, 2013 due to the increase in cash collections and a desire to stock more products to shorten lead times and anticipate customer demand.  Trade receivables excluding joint ventures as of May 31, 2014 decreased $64,082 compared to August 31, 2013, primarily related to miscellaneous differences in the timing of collections.

Outstanding trade receivables excluding joint ventures balances as of May 31, 2014 decreased seven days to an average of 49 days from balances outstanding from these customers as of August 31, 2013.

Outstanding trade receivables from joint ventures as of May 31, 2014 decreased $90,860 compared to August 31, 2013 primarily due to the timing of payments.  There was a decrease of outstanding balances from trade receivables from joint ventures as of May 31, 2014 of 38 days from an average of 120 days from balances outstanding from these customers compared to August 31, 2013.  The significant average days outstanding of trade receivables from joint ventures as of May 31, 2014 were primarily due to the receivable balance at NTIC’s joint venture in India, Korea and China.

Outstanding receivables for services provided to joint ventures as of May 31, 2014 increased $387,356 compared to August 31, 2013, which resulted in an increase of six days of fees receivable outstanding as of May 31, 2014 to an average of 130 days compared to August 31, 2013.

Net cash provided by investing activities for the nine months ended May 31, 2014 was $6,824,572, which was comprised primarily of $7,307,895 in dividends received from joint ventures.  These amounts were partially offset by additions to property and equipment and additions to patents.  Net cash provided by investing activities for the nine months ended May 31, 2013 was $3,302,358, which was comprised of dividends received from joint ventures and the effect of the NTI Asean consolidation on cash, partially offset by additions to property and equipment and additions to patents.

Net cash used in financing activities for the nine months ended May 31, 2014 was $1,990,134, which resulted from a dividend paid to a non-controlling interest and repayment of the bank loan for NTIC’s corporate headquarters building, and partially offset by proceeds from NTIC’s employee stock purchase plan and stock option exercises.  Net cash used in financing activities for the nine months ended May 31, 2013 was $1,196,170, which resulted from a dividend received from non-controlling interest and principal payments on the bank loan for NTIC’s corporate headquarters building, partially offset by proceeds from option exercises and NTIC’s employee stock purchase plan.

Capital Expenditures and Commitments.  NTIC spent $428,536 on capital expenditures during the nine months ended May 31, 2014 and expects to spend an aggregate of approximately $500,000 on capital expenditures during fiscal 2014.  Such anticipated capital expenditures for fiscal 2014 relate primarily to the additional expansion of its laboratory facilities and purchase of equipment in Circle Pines, Minnesota.

NTIC has a lease agreement for approximately 17,000 square feet of office, manufacturing, laboratory and warehouse space in Beachwood, Ohio, requiring monthly payments of $17,500, which are adjusted annually according to the annual consumer price index, through November 2014.  NTIC had no other material lease or other material capital commitments as of May 31, 2014.

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

At the option of NTIC, outstanding advances under NTIC’s $3,000,000 revolving line of credit with PNC Bank bear interest at either (a) an annual rate based on LIBOR plus 2.15% for the applicable LIBOR interest period selected by NTIC or (b) at the rate publicly announced by PNC Bank from time to time as its prime rate, and thus may subject NTIC to some market risk on interest rates.  As of May 31, 2014, NTIC had no borrowings under the line of credit.

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

•
Unforeseen product quality or other problems in the development, production, installation and usage of new and existing products, especially ZERUST® rust and corrosion inhibiting products designed for the oil and gas industry where NTIC could be subject to substantial claims in the event of an oil leak or other problem or disaster;

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

Changes in Internal Control over Financial Reporting

There was no change in NTIC’s internal control over financial reporting that occurred during the quarter ended May 31, 2014 that has materially affected, or is reasonably likely to materially affect NTIC’s internal control over financial reporting.

PART IIOTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Not applicable.

ITEM 1A.   RISK FACTORS

This Item 1A is inapplicable to NTIC as a smaller reporting company.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Equity Securities

During the three months ended May 31, 2014, NTIC did not issue any shares of its common stock or other equity securities of NTIC that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

During the three months ended May 31, 2014, NTIC did not purchase any shares of its common stock or other equity securities of NTIC.

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
101
The following materials from Northern Technologies International Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Comprehensive Income, (iv) the unaudited Consolidated Statements of Cash Flows, and (v) Notes to Condensed Financial Statements (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

_________________
Date: July 11, 2014	Matthew C. Wolsfeld, CPA Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized to Sign on Behalf of the Registrant)

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
QUARTERLY REPORT ON FORM 10-Q

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101
The following materials from Northern Technologies International Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Comprehensive Income, (iv) the unaudited Consolidated Statements of Cash Flows, and (v) Notes to Condensed Financial Statements

Filed herewith