Form 10-K
period 2014-08-31
NORTHERN TECHNOLOGIES INTERNATIONAL CORP
filed 2014-11-14
CIK 875582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The aggregate market value of the registrant’s common stock, excluding shares beneficially owned by affiliates, computed by reference to the closing sales price at which the common stock was last sold as of February 28, 2014 (the last business day of the registrant’s second fiscal quarter) as reported by the NASDAQ Global Market on that date was $83.3 million.

As of November 14, 2014, 4,515,397 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the registrant’s Proxy Statement for its 2015 Annual Meeting of Stockholders to be held January 15, 2015.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

ANNUAL REPORT ON FORM 10-K
FISCAL YEAR ENDED AUGUST 31, 2014

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

As used in this report, references to “Natur-Tec India” refer to NTIC’s recently formed majority owned subsidiary in India, Natur-Tec India Private Limited.

As used in this report, references to “EXCOR” refer to NTIC’s primary joint venture in Germany, Excor Korrosionsschutz – Technologien und Produkte GmbH.

All trademarks, trade names or service marks referred to in this report are the property of their respective owners.

PART I

Item 1.	BUSINESS

Overview

Northern Technologies International Corporation (NTIC) develops and markets proprietary environmentally beneficial products and services in over 60 countries either directly or via a network of joint ventures, independent distributors and agents.  NTIC’s primary business is corrosion prevention marketed mainly under the ZERUST® brand.  NTIC has been selling proprietary ZERUST® products and services to the automotive, electronics, electrical, mechanical, military and retail consumer markets for over 35 years, and more recently, has expanded its target market to include the oil and gas industry.  NTIC also sells a portfolio of biobased and compostable (fully biodegradable) polymer resins and finished products under the Natur-Tec® brand.  These products are intended to reduce NTIC’s customers’ carbon footprint and provide environmentally sound waste disposal options.

In fiscal 2014, 88.9% of NTIC’s consolidated net sales were derived from the sales of ZERUST® rust and corrosion inhibiting products and services.  NTIC’s ZERUST® rust and corrosion inhibiting products include plastic and paper packaging, liquids and coatings, rust removers and cleaners, diffusers and engineered solutions designed specifically for the oil and gas industry.  NTIC also offers worldwide on-site technical consulting for rust and corrosion prevention.  NTIC’s technical service consultants work directly with the end users of NTIC’s ZERUST® rust and corrosion inhibiting products to analyze their specific needs and develop systems to meet their technical requirements.  In North America, NTIC sells its ZERUST® corrosion prevention solutions through a direct sales force as well as a network of independent distributors and agents.  Internationally, NTIC sells its ZERUST® corrosion prevention solutions through its majority owned subsidiary in Brazil, Zerust Prevenção de Corrosão S.A. (Zerust Brazil), its majority owned joint venture holding company for NTIC’s joint venture investments in the Association of Southeast Asian Nations (ASEAN) region, NTI ASEAN, LLC (NTI Asean), and joint venture arrangements in North America, Europe and Asia.

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

NTIC markets and sells its ZERUST® rust and corrosion prevention solutions to customers in the oil and gas industry across several countries either directly, through Zerust Brazil or through NTIC’s joint venture partners and other strategic partners.  The sale of ZERUST® corrosion prevention solutions to customers in the oil and gas industry typically has involved a long sales cycle, often including a one- to multi-year trial period with each customer and a slow integration process thereafter.

NTIC’s consolidated net sales for fiscal 2014 included $2,980,820 in sales of Natur-Tec® bio-plastic resin compounds and finished products.  Natur-Tec® biobased and biodegradable plastics are manufactured using NTIC’s patented and/or proprietary technologies and are intended to replace conventional petroleum-based plastics.  The Natur-Tec® biopolymer resin compound portfolio include formulations that have been optimized for a variety of applications including blown-film extrusion, extrusion coating, injection molding, and engineered plastics.  These resin compounds are fully biodegradable in a composting environment and are currently being used to produce finished products including shopping and grocery bags, lawn and leaf bags, can liners, pet waste collection bags, cutlery, packaging foam and coated paper products.  In North America, NTIC markets its Natur-Tec® resin compounds and finished products primarily through a network of regional and national distributors as well as independent agents.  NTIC continues to see significant opportunities for finished bioplastic products and, therefore, continues to strengthen and expand its North American distribution network for finished Natur-Tec® bioplastic products.  Internationally, NTIC sells its Natur-Tec® resin compounds and finished products both directly and through its recently formed majority owned subsidiary in India, Natur-Tec India Private Limited (Natur-Tec India), and certain joint ventures.

Financial information regarding our segments and geographic information can be found in Note 12 to NTIC’s consolidated financial statements included in this report under “Part II. Item 8. Financial Statements and Supplementary Data.”

Joint Ventures

NTIC participates, either directly or indirectly, in 20 active joint venture arrangements in North America, Europe and Asia.  Each of these joint ventures generally manufactures and markets products in the geographic territory to which it is assigned.  While most of NTIC’s joint ventures exclusively sell rust and corrosion inhibiting products, some of the joint ventures also sell NTIC’s Natur-Tec® resin compounds.  NTIC historically has funded its portion of joint venture investments with cash generated from operations.

The following table sets forth a list of NTIC’s operating joint ventures as of November 1, 2014, the country in which the joint venture is organized and NTIC’s ownership percentage in each joint venture:

Joint Venture Name	Country	NTIC Percent (%) Ownership
TAIYONIC LTD.	Japan	50%
ACOBAL SAS	France	50%
ZERUST-NIC (TAIWAN) CORP.	Taiwan(1)	30%
EXCOR KORROSIONSSCHUTZ – TECHNOLOGIEN UND PRODUKTE GMBH	Germany	50%
ZERUST SINGAPORE PTE. LTD	Singapore(1)	60%
ZERUST AB	Sweden	50%
MOSTNIC-ZERUST	Russia	50%
KOREA ZERUST CO., LTD.	South Korea(1)	30%
ZERUST OY	Finland	50%
ZERUST (U.K.) LTD.	United Kingdom	50%
EXCOR-ZERUST S.R.O.	Czech Republic	50%
EXCOR SP. Z.O.O.	Poland	50%
ZERUST SPECIALTY TECH CO. LTD.	Thailand(1)	30%
TIANJIN ZERUST CO.	China(1)	30%
CHONG WAH-NTIA SDN. BHD.	Malaysia(1)	30%
NTIA ZERUST PHILIPPINES, INC.	Philippines(1)	30%
ZERUST A.Ş.	Turkey	50%
ZERUST CONSUMER PRODUCTS, LLC	United States	50%
ZERUST – DNEPR	Ukraine	50%
PT. CHEMINDO – NTIA	Indonesia(1)	30%
____________________

(1)	Indirect ownership interest through NTI Asean.

NTIC typically owns a 50% or less ownership interest in each of its joint ventures.  However, NTIC holds 60% of the equity and 60% of the voting rights of NTI Asean.  NTI Asean holds investments in eight entities that operate in the following eight territories located in the Association of Southeast Asian Nations (ASEAN) region:  China, Indonesia, Korea, Malaysia, Philippines, Singapore, Taiwan and Thailand.

NTIC’s receipt of funds from its joint ventures is dependent upon fees for services that NTIC provides to its joint ventures, based primarily on the net sales of the individual joint ventures, and NTIC’s receipt of dividend distributions from the joint ventures.  The fees for services provided to joint ventures are determined based on either a flat fee or a percentage of sales depending on local laws and tax regulations.  With respect to NTIC’s primary joint venture in Germany, Excor Korrosionsschutz – Technologien und Produkte GmbH (EXCOR), NTIC recognizes an agreed upon quarterly fee for such services.  NTIC recognizes equity income from its joint ventures based on the overall profitability of its joint ventures. Such profitability is subject to variability from quarter to quarter which, in turn, subjects NTIC’s earnings to variability from quarter to quarter.  The profits of NTIC’s joint ventures are shared by the respective joint venture owners in accordance with their respective ownership percentages.  NTIC typically directly or indirectly owns 50% or less of each of its joint venture entities and thus does not control the decisions of these entities regarding whether to pay dividends and, if paid, how much they should be in a given year.  The payment of a dividend by an entity is determined by a joint vote of the owners and is not at the sole discretion of NTIC.

Sales by NTIC’s joint ventures are not included in the net sales of NTIC.  EXCOR and NTIC’s joint venture in China are considered individually significant to NTIC’s consolidated assets and income; and therefore, NTIC provides certain additional information regarding these entities in the notes to NTIC’s consolidated financial statements and elsewhere in this report.  For more information regarding NTIC’s joint ventures and their effect on NTIC’s operating results, see NTIC’s consolidated financial statements in “Part II. Item 8. Financial Statements and Supplementary Data” and “Part II.  Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report.

Products

NTIC derives revenues directly and/or indirectly through its subsidiaries and joint ventures from the following product lines:

ZERUST® Corrosion Prevention Solutions.  In fiscal 2014, 88.9% of NTIC’s consolidated net sales were derived from developing, manufacturing and marketing ZERUST® rust and corrosion inhibiting products and services.  Corrosion not only damages the appearance of metal products and components but also negatively impacts their mechanical performance.  This applies to the rusting of ferrous metals (iron and steel) and the deterioration by oxidation of nonferrous metals (aluminum, copper, brass, etc.).  NTIC’s ZERUST® corrosion prevention solutions include plastic and paper packaging, powders, liquids, coatings, rust removers, cleaners, diffusers and engineered solutions for the oil and gas industry, as well as technical corrosion management and consulting services.

Plastic and Paper Packaging.  NTIC’s ZERUST® packaging products contain proprietary chemical formulations that continuously release an invisible and odorless, corrosion inhibiting vapor that passivates metal surfaces and thereby inhibits rust and corrosion.  The corrosion-inhibiting protection is maintained as long as the metal products to be protected remain enclosed within the ZERUST® packaging.  Electron scanning shows that once the contents are removed from the ZERUST® package, the ZERUST® protection dissipates from the contents’ surfaces within two hours, leaving a clean, dry and corrosion-free metal component.  This mechanism of corrosion protection enables NTIC’s customers to easily package metal objects for rust-free shipment or long-term storage.  Furthermore, by eliminating costly greasing and degreasing processes and/or significantly reducing the use of certain coatings to inhibit corrosion, NTIC’s ZERUST® corrosion prevention solutions provide customers significant savings in labor, material and capital expenditures for equipment to apply, remove and dispose of oils and greases, as well as the attendant environmental problems, as compared to traditional methods of corrosion prevention.

NTIC developed the first means of infusing volatile corrosion inhibiting chemical systems (VCIs) into polyethylene and polypropylene resins.  Combining ZERUST® chemical systems with polyethylene and polypropylene resins permitted NTIC to introduce a line of plastic packaging products in the form of low and high density polyethylene bags and shroud film, including stretch, shrink, skin and bubble cushioning film, thereby giving packaging engineers an opportunity to ship and store ferrous, nonferrous and mixed-metal products in a clean, dry and corrosion-free condition, with an attendant overall savings in total process costs.  In addition to plastic packaging, NTIC has developed additives to imbue kraft paper, corrugated cardboard, solid fiber and chipboard packaging materials with corrosion protection properties.  NTIC’s ZERUST® plastic and paper packaging products come in various thicknesses, strength enhancements, protection types, shapes and sizes. This product line also includes items such as ZERUST® gun cases, car covers and tool-drawer liners, which are targeted at retail consumers.

Liquids and Coatings.  NTIC’s corrosion prevention solutions include a line of metal surface treatment liquids and coatings, which are oil, water and bio-solvent based, marketed under brand names including Axxatec™, Axxanol™ and Z-Maxx™.  These liquids and coatings provide powerful corrosion protection in aggressive environments, such as salt air and humidity at high temperatures.  Products are formulated for most metal types and protection levels. Customers use a combination of NTIC’s liquids and coatings with ZERUST® plastic and paper products to achieve robust corrosion protection during manufacturing, shipping and warehousing stages.

Rust Removers and Cleaners.  NTIC also sells rust removal and cleaning products designed to restore rusty parts to a usable condition by replacing labor-intensive, abrasive cleaners that damage surfaces and commonly fail to remove rust from complex metal surfaces like the teeth of small gears under the Axxaclean™ brand name.

Diffusers.  NTIC’s corrosion prevention solutions include a line of corrosion inhibiting vapor diffusers, such as ZERUST® ActivPak®, ZERUST® ICT® Vapor Capsules, ZERUST® ICT® Plastabs® and ZERUST® ICT® Cor-Tabs®, ZERUST® ICT® Pipe Strip and ZERUST® ICT® Tube Strip.  These diffusers are designed to protect metals within enclosures, like switch gearboxes and electronic cabinets, or can be used as added protection to ZERUST® packaging products.  Diffusers work by permeating the interior air of an enclosure with an invisible and odorless corrosion inhibiting vapor that protects nearby metal surfaces that are within a specific “radius of protection” for a period of one or two years depending on the model.  This invisible and dry protective layer revaporizes upon removal of the capsule from the enclosure, leaving all surfaces clean, dry, residue-free and corrosion-free.

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

ZERUST® Corrosion Prevention Solutions Designed Specifically for the Oil and Gas Industry.  NTIC has developed proprietary engineered corrosion inhibiting solutions specifically for the mitigation of corrosion of the types of capital assets used in the petroleum and chemical process industries and has targeted the sale of these ZERUST® corrosion solutions to potential customers in the oil and gas industry.   The infrastructure that supports the oil and gas industry is predominantly constructed using metals that are highly susceptible to corrosion.  The industrial environment at these facilities usually contains compounds, including sulfides and chlorides, which cause aggressive corrosion.  This problem affects pipelines, petroleum storage tanks, spare parts in long-term storage, processing and other critical equipment. In addition to the costs associated with the replacement of parts and structures, maintenance and repairs, and product loss, there are significant economic losses associated with critical infrastructure down for repair and maintenance.  Furthermore, there are also considerable health, safety and environmental risks caused by corrosion that can greatly increase economic losses.  NTIC believes that its ZERUST® oil and gas corrosion prevention solutions minimize maintenance downtime on critical oil and gas industry infrastructure, extend the life of such infrastructure and reduce the risk of environmental pollution due to leaks caused by corrosion.

NTIC’s rust and corrosion inhibiting products for the oil and gas industry include ZERUST® Flange Savers,® ZERUST® ReCAST-R VCI Dispensers, Zerust ReCAST-SSB solutions and ZERUST® chemicals, including Zerion chemicals, in addition to many of the traditional ZERUST® rust and corrosion inhibiting products previously described.

ZERUST® Flange Savers® are specially designed covers that have been impregnated with a proprietary ZERUST® inhibitor formulation to provide corrosion protection for flanges, valves and welded joints.  Oil and gas pipeline segments are connected by flanges and welded joints of varying sizes, designs and materials.  These connection points often corrode under aggressive industrial environments and harsh operating conditions, thereby causing costly maintenance, operational and safety problems.  ZERUST® Flange Savers® are available in various sizes to accommodate different pipe diameters, pressure ratings and international standards for pipeline valves and flanges.

ZERUST® ReCAST-R VCI Dispensers protect the interior surfaces of aboveground storage tank roofs by delivering proprietary inhibitor formulations into the vapor space between the surface of the product and the tank roof.  Certain grades of oil contain sulphur and emit corrosive acid gas vapors that destroy the internal surfaces of aboveground storage tank roofs and their support structures above the stored product.  Aggressive pitting and crevice corrosion create holes in tank roofs that cause unsafe operating conditions and environmental problems.  Internal tank coatings decrease surface corrosion but have proven to be ineffective in preventing dangerous pitting and crevice corrosion, especially in the interstitial spaces between the roof and support structures.  The ZERUST® ReCAST-R solution is designed to extend the service life of a single tank roof significantly by forming a protective inhibitor barrier which separates the corrosive environment from the metallic surface of the tank roof support structures and is designed to prevent corrosion in highly aggressive environments.  Each system is tailored to a customer’s requirements, depending upon specific environmental conditions, product stored, tank diameter and type of metal and can be applied on both new and existing tank roofs.

ZERUST® ReCAST-SSB solutions protect the Soil Side Bottoms (SSB) of aboveground storage tanks through a variety of unique and highly effective delivery systems designed by the Zerust Oil & Gas team to deliver proprietary Zerion FVS corrosion inhibitor to tank bottom spaces that are susceptible to significant corrosion. Tank bottoms are typically made of steel plates which are in direct contact with the foundation surface that could be concrete, sand/soil and asphalt/bitumen. It is typically not possible to protect this underside surface with traditional coatings. Cathodic protection (CP) systems can provide some protection, but these have significant limitations that cause failures well ahead of the expected service life of a tank. The ZERUST® solutions provide effective protection even to areas that cannot be addressed with CP. This is an engineered solution where each system is tailored to a customer’s requirements depending on the tank foundation design, specific environmental conditions, tank diameter, etc.

ZERUST® Zerion line of powder based inhibitor solutions include:

•
Zerion FVS is a unique inhibitor blend that is used in the SSB Solutions. This “best-in-class” product has been successfully deployed at multiple client sites in the North and South American geographies.

•
AutoFog is a revolutionary product that allows for the quick VCI saturation of large volume spaces without the need for mechanical “fogging” equipment. This rapid self-difusing capability is good for sealed void spaces, protection of large/complex assets like Heat Exchangers and Heater-Treaters.

•
Sol-V C-Series is designed to provide corrosion prevention in voids and enclosures especially when there is either stagnant water, or the potential for water seepages and/or accumulation of water over time.  ZERUST® Sol-V™ C-Series packaging allows VCIs to release while conserving a Sol-V proprietary blend of soluble corrosion inhibitors (SCIs) until water enters the system. Typical applications of ZERUST® Sol-V™ C-Series packaging include offshore platform leg voids, vessels and tanks mothballed in tropical environments, ship blocks being fabricated in areas of high humidity, piping systems and heat exchangers.

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

Natur-Tec® Resin Compounds and Finished Products.  NTIC manufactures and sells a range of biobased and compostable (fully biodegradable) polymer resins and finished products under the Natur-Tec® brand. NTIC’s consolidated net sales for fiscal 2014 included $2,980,820 in sales of Natur-Tec® resins  and finished products.  Market drivers such as volatile petroleum prices, reduced dependence on foreign oil, reduced carbon footprints, and environmentally responsible end-of-life solutions increased interest in using sustainable, biobased and renewable plant-biomass resources for the manufacture of plastics and industrial products. Plastics that are fully biodegradable in composting or anaerobic digestor systems allow the safe and effective conversion of these plastics to carbon dioxide, water and fertilizer at the end of their service life.  Increased environmental and sustainability awareness at the corporate and consumer level, improved technical properties and product functionality, as well as recent foreign, state and local governmental regulations banning the use of traditional, petroleum-based plastics or mandating the use of certain biodegradable or compostable products, have also fueled this interest in biobased and biodegradable-compostable plastics.  The term “bio-plastics” encompasses a broad category of plastics that are either bio-based, which means derived from renewable resources such as corn or cellulosic/plant material or blends thereof, or are engineered to be fully compostable, or both.

Resins.   Natur-Tec® resins are produced by blending commercially available base resins, such as Ecoflex® from BASF, Ingeo® PLA from NatureWorks LLC and/or Bionolle® from Showa-Denko, with organic and inorganic fillers, and proprietary polymer modifiers and compatabilizers, using NTIC’s proprietary and patented ReX Process.  In this process, biodegradable polymers, natural polymers made from renewable, plant-biomass resources, and organic and inorganic materials are reactively blended in the presence of proprietary compatibilizers and polymer modifiers to produce biobased and/or compostable polymer resin formulations that exhibit unique and stable morphology.  Natur-Tec® resin compounds are engineered for high performance, ease of processing and reduced cost compared to most other bio-plastic materials, and can be processed by converters using conventional plastic manufacturing processes and equipment.

Natur-Tec® resins are available in several grades tailored for a variety of applications, such as blown-film extrusion, extrusion coating and injection molding.

Natur-Tec® flexible film resins are fully compostable and meet requirements of international standards for compostable plastics such as ASTM (American Society for Testing and Materials) D6400 (U.S.), EN 13432 (European standards for products and services by European Committee for Standardization) and ISO (International Organization for Standardization) 17088, and are certified as 100% compostable by organizations including the BPI (Biodegradable Products Institute) in the United States and Vincotte in Europe.  Natur-Tec® film resins can be used to produce film for applications, such as bags, including compost bags, lawn and leaf bags, pet waste bags and carry-out bags, agricultural film and consumer and industrial packaging.

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

Finished Products.  Natur-Tec® finished products include totally biodegradable and compostable trash bags, agricultural film and other single-use disposable products, such as compostable cutlery, food and consumer goods packaging that are currently marketed under the Natur-Bag® or Natur-Ware® brands.

The Natur-Bag® product line offers 12 different compostable trash bag sizes, from 3-gallon to 96-gallon.  The bags are available in various SKU configurations from retail packs that are sold to the consumer either through retail outlets or through online stores, and industrial case packs that are sold to commercial and industrial customers primarily through wholesalers and distributors.  The Natur-Bag® products are manufactured from the Natur-Tec® flexible film resin compounds and thus are fully biodegradable and compostable.

The Natur-Ware® product line consists of biobased and compostable cutlery made from the Natur-Tec® compostable injection molding resin compounds.  Natur-Ware® cutlery can be composted along with food scraps in zero-waste programs.

Both Natur-Bag® and Natur-Ware® products are fully certified compostable, and carry the BPI Compostable logo in the United States and the Vincotte OK Compost in Europe. Furthermore, these products were also independently tested and approved for use in organic waste diversion systems by Cedar Grove, one of the largest compost operators in the United States.

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

Internationally, NTIC has entered into a series of joint ventures with foreign partners (either directly or through a holding company).  NTIC receives fees for providing technical support, marketing assistance and other services to its joint ventures based primarily on the net sales of the individual joint ventures in accordance with the terms of the joint venture arrangements.  Such services include consulting, legal, insurance, technical and marketing services.

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

Natur-Tec® Resin Compounds and Finished Products.  In the United States, NTIC markets its Natur-Tec® resin compounds and finished products through a network of 44 national and regional distributors and independent manufacturer’s sales representatives and three NTIC direct sales employees as of August 31, 2014.  Target customers for Natur-Tec® finished products include individual consumers and commercial and institutional organizations such as corporations and government agencies, and educational organizations such as universities and school districts. NTIC is also targeting key national and regional retailers utilizing independent sales agents.  Target customers for Natur-Tec® resin compounds include film extruders and injection molders who would purchase Natur-Tec® resin compounds to manufacture and sell their own finished biobased, and compostable end products, such as film, bags and cutlery.

Internationally, NTIC uses NTI India, and its joint ventures and a network of international distributors to market its Natur-Tec® resin compounds and finished products.

Competition

ZERUST® Corrosion Prevention Solutions.  While NTIC is unaware of any third parties with which NTIC competes on a worldwide basis with respect to its corrosion prevention solutions, NTIC does compete with several third parties on a regional basis.  NTIC evaluates competing rust and corrosion inhibiting products on an ongoing basis.  Some of NTIC’s competitors are established companies that may have financial, marketing, distribution networks and other resources substantially greater than those of NTIC.  As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or devote greater resources to the promotion and sale of their products than NTIC.  With respect to its rust and corrosion inhibiting products, NTIC competes on the basis of product innovation, quality and reliability, product support, customer service, reputation as well as price.  Some of NTIC’s competitors may have achieved significant market acceptance of their competing products and brand recognition.  NTIC, however, believes it has an advantage over most of its competitors as a result of NTIC’s technical innovation and its value added service.  NTIC attempts to provide its customers with the highest level of technical service and applications engineering in addition to ZERUST® rust and corrosion inhibiting products.  Nonetheless, the commoditization of certain of NTIC’s ZERUST® rust and corrosion inhibiting products have led and may continue to lead to lower prices and lower margins on such products.  In addition, because certain barriers to entry are low, additional competitors, including plastic extrusion companies, may emerge, which likely would lead to the further commoditization of NTIC’s rust and corrosion inhibiting products.

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

NTIC spent $4,368,752 in fiscal 2014 and $3,815,515 in fiscal 2013 in connection with its research and development activities.  NTIC anticipates that it will spend between $4,000,000 and $4,500,000 in fiscal 2015 on research and development activities.  These amounts are net of reimbursements related to certain research and development contracts.  Such reimbursements totaled $45,788 and $274,728 in fiscal 2014 and fiscal 2013, respectively.  Most of NTIC’s research and development contracts under which NTIC received reimbursements during fiscal 2014 were in connection with developing corrosion prevention solutions for the oil and gas industry, and to a lesser extent, U.S. government or other grants or awards in connection with developing future potential Natur-Tec® products.

NTIC was awarded three National Science Foundation (NSF) awards -- one in June 2009 as a Phase I Small Business Technology Transfer (STTR) grant for $150,000 on advanced polylactide materials for biobased and biodegradable products, the second in September 2009 as a Phase I Small Business Innovation Research (SBIR) grant for an additional $150,000 on “Biobased coatings for corrosion protection” and a third in November 2011 as a Phase II SBIR grant of $500,000 for the development of advanced polylactide materials for biobased and biodegradable plastic products.  The Phase I projects were completed in June 2010 and have helped NTIC develop biobased technologies for new innovative applications in the ZERUST® and Natur-Tec® business areas.  The Phase II project work continued during fiscal 2014.  NTIC plans to submit a Phase IIB application to extend the Phase II project work. The research and technology development was conducted in collaboration with Ramani Narayan, Ph.D., a current director of NTIC, and Michigan State University. NTIC plans to use modified polylactic acid chemistries developed at Michigan State University to expand its product portfolio with enhanced solutions for bioplastics packaging.

During fiscal 2010, NTIC was awarded funding from the U.S. Department of Defense for a Phase I Small Business Innovation Research contract worth $70,000 to develop non-plastic marine biodegradable waste bags for the U.S. Navy.  NTIC collaborated with the U.S. Army Natick labs and Michigan State University on this project.  In November 2011, NTIC was awarded a Department of Defense Small Business Innovation Research Phase II grant of $500,000 for the ongoing development and commercialization of biobased and marine biodegradable non-plastic bags for the U.S. Navy.  The Phase II grant work continued during fiscal 2014 and was completed in April 2014.

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

In 1979, NTIC developed and patented the first polyolefin (plastic) based industrial corrosion inhibiting packing material in the world.  The U.S. patent granted under this patent application became the most important intellectual property right in NTIC’s history.  This patent expired in 2000.  NTIC has since filed for 12 letters of patents in the United States covering various corrosion inhibiting technologies, systems and applications, and now owns several patents in these areas.  These patents as well as patent applications have been extended to the countries of strategic relevance to NTIC including, but not limited to, the Patent Cooperation Treaty.  In addition, EXCOR owns several patents in the area covering various corrosion inhibiting technologies and also applied for new patents on proprietary new corrosion inhibiting technologies.  NTIC is also seeking additional patent protection covering various host materials into which its corrosion inhibiting additives and other protective features can be incorporated, proprietary new process technologies, and chemical formulations outside the area of corrosion protection.  NTIC owns several patents outside the area of corrosion protection both in the United States and in countries of strategic relevance to NTIC including, but not limited to, the Patent Cooperation Treaty.

In addition to seeking patent protection, NTIC maintains an extensive portfolio of trademarks in countries where NTIC has a presence directly or through its subsidiaries and joint ventures.  NTIC continuously pursues new trademark applications of strategic interest worldwide.  NTIC owns the following U.S. registered trademarks: NTI®, NTI & Globe Design, ZERUST®, EXCOR®, ICT®, Z-CIS®, COR TAB®, PLASTABS®, NATUR-TEC®, NATUR-TEC & Design®, NATUR-BAG® and NATUR-WARE®.  NTIC also has a registered trademark on the use of the Color Yellow with respect to corrosion inhibiting packaging.  Furthermore, NTI®, ZERUST®, The ZERUST People®, EXCOR®, the Color Yellow®, NTI ASEAN® and COR/SCI®, as well as other marks have been registered in the European Union with several new applications pending.

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

Manufacturing

NTIC’s ZERUST® rust and corrosion inhibiting products are manufactured according to NTIC’s specifications primarily by selected independent sub-contractors under trade secrecy agreements and/or license agreements.  In addition, during fiscal 2014 and fiscal 2013, NTIC expanded its production capabilities and began to manufacture select ZERUST® rust and corrosion inhibiting products, consisting primarily of liquids and powders, in house at its corporate headquarters location in Circle Pines, Minnesota.

NTIC’s Natur-Tec® resin compounds and finished products are produced at facilities in China and Malaysia.  During fiscal 2014, NTIC made arrangements with a facility in California as an alternative production source.   NTIC’s Natur-Tec® resin compounds can be shipped to any manufacturing facility around the world where they then can be converted into finished products, such as a bag or piece of cutlery.  NTIC’s Natur-Tec® finished products are manufactured using NTIC’s Natur-Tec® resin compounds by selected sub-contractors.

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

Backlog

NTIC had an order backlog of $995,000 as of August 31, 2014 compared to $641,000 as of August 31, 2013.  These are orders that are held by NTIC pending release instructions from the customers to be used in just-in-time production.  Customers generally place orders on an “as needed” basis and expect delivery within a relatively short period of time.

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

Employees

As of August 31, 2014, NTIC had 65 full-time employees located in the United States, consisting of 16 in sales and marketing, 25 in research and development and lab, 14 in administration, nine in production and one responsible for international coordination.  As of August 31, 2014, NTIC’s majority owned subsidiary in Brazil had 20 full-time employees, its majority owned subsidiary in India had 6 full-time employees and its holding company, NTI Asean, had no full-time employees.  There are no unions representing NTIC’s employees and NTIC believes that its relations with its employees are good.

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

NTIC wishes to caution readers not to place undue reliance on any forward-looking statement that speaks only as of the date made and to recognize that forward-looking statements are predictions of future results, which may not occur as anticipated.  Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described under the heading “Item 1A.  Risk Factors” below, as well as others that NTIC may consider immaterial or does not anticipate at this time.  Although NTIC believes that the expectations reflected in its forward-looking statements are reasonable, NTIC does not know whether its expectations will prove correct.  NTIC’s expectations reflected in its forward-looking statements can be affected by inaccurate assumptions NTIC might make or by known or unknown risks and uncertainties, including those described below under the heading “Item 1A. Risk Factors.”  The risks and uncertainties described under the heading “Item 1A. Risk Factors” below are not exclusive and further information concerning NTIC and its business, including factors that potentially could materially affect its financial results or condition, may emerge from time to time.  NTIC assumes no obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.  NTIC advises stockholders and investors to consult any further disclosures NTIC may make on related subjects in its annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K that NTIC files with or furnishes to the SEC.

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

The possibility that certain European Union member states may default on their debt obligations have contributed to significant uncertainty about the stability of global credit and financial markets.  The credit and economic conditions within certain European Union countries in particular, including Greece, Ireland, Italy, Portugal and Spain, have contributed to instability in global credit and financial markets.  The possibility that such EU member states will default on their debt obligations, the uncertainty regarding international and the European Union’s financial support programs, the possibility that other EU member states may experience similar financial troubles and the austerity measures that have been implemented by certain EU member states could disrupt global credit and financial markets.  While the situation in the EU has improved over the past couple of years, such improvement may not be prolonged or sustained and the ultimate outcome of these events cannot be predicted.  It is possible that such events could have a negative effect on the global economy as a whole, and the business, operating results and financial condition of NTIC and its joint ventures, in particular.  For example, if the European sovereign debt crisis worsens, the negative implications to the global economy and NTIC and its joint ventures could be significant.  Approximately 60.4% of the $118.8 million in net sales of NTIC’s joint ventures during fiscal 2014 were to customers based in Europe.  A deterioration of economic conditions in such countries likely would have an adverse effect on the net sales of NTIC’s joint ventures in Europe but also other parts of the world, and, accordingly, NTIC’s equity in income from joint ventures, fees for services provided to joint ventures and receipt of dividend distributions from its joint ventures.

During fiscal 2013, total net sales of NTIC’s joint ventures were adversely affected in part by the European economic slowdown, which NTIC believes adversely affected the net sales of NTIC’s European joint ventures, as well as certain of NTIC’s other non-European joint ventures. Although NTIC believes its fiscal 2014 financial results were not similarly affected, there is no assurance that its fiscal 2015 or future financial results will not be adversely affected. In addition, if the European sovereign debt crisis worsens, the value of the Euro and other European currencies could deteriorate, which could negatively impact the business, operating results and financial condition of NTIC and its joint ventures in light of the substantial operations of its joint ventures and the revenues its joint ventures derive from customers in the European Union.  Any tightening of the credit and financial markets as a result of the European sovereign debt crisis or otherwise could negatively impact the ability of companies to borrow money from their existing lenders, obtain credit from other sources or raise financing to fund their operations.  This could negatively impact the ability of NTIC’s customers and the customers of NTIC’s joint ventures to purchase NTIC’s products, suppliers’ ability to provide NTIC and its joint ventures with materials and components and the ability of NTIC and its joint ventures, distributors and sales representatives to finance operations, if needed, on commercially reasonable terms, or at all.  Any or all of these events could negatively impact NTIC’s business, operating results and financial condition.

Adverse worldwide economic conditions may adversely affect NTIC’s business, operating results and financial condition.

Apart from the European sovereign debt crisis, the U.S. and other global economies have experienced adverse economic conditions either as a result of the European sovereign debt crisis or otherwise that have affected all sectors of the economy, resulting in declines in economic growth and consumer confidence, increases in unemployment rates and uncertainty about economic stability and the possibility of another worldwide economic recession.  Although such factors have improved during the past couple of years, no assurance can be provided that such improvement will continue.  Recessionary factors and adverse worldwide economic conditions adversely affected NTIC’s business, operating results and financial condition during fiscal 2013 and in the past, and not as much during fiscal 2014.  During fiscal 2013, total net sales of NTIC’s joint ventures and in turn NTIC’s income from its joint venture operations were adversely affected in part by the European economic slowdown, which NTIC believes also adversely affected net sales of certain of NTIC’s other non-European joint ventures.  During fiscal 2009, NTIC’s operating results were significantly adversely affected by worldwide economic conditions, particularly adverse conditions affecting the worldwide automobile industry at that time.  Since a significant portion of NTIC’s ZERUST® rust and corrosion inhibiting products and services are sold to customers in the automotive industry, adverse economic conditions affecting the automotive industry again in particular may result in another adverse effect on NTIC’s net sales and its other operating results.

Global credit and financial markets also in the recent past have experienced disruptions, including diminished liquidity and credit availability and rapid fluctuations in market valuations.  NTIC’s business also has been affected by these conditions and is likely to be affected by them in the future, and there is no certainty that improvements in economic conditions will continue, or that economic conditions will not deteriorate further.  These uncertainties affect businesses such as NTIC’s in a number of ways, making it difficult to accurately forecast and plan its future business activities and financial performance.  For example, the ability of NTIC’s customers to borrow money from their existing lenders or to obtain credit from other sources to purchase NTIC’s products has been and may continue to be impaired.  In addition, although NTIC maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers, distributors and joint ventures to make required payments and such losses historically have been within NTIC’s expectations and the provisions established, NTIC cannot guarantee that it will continue to experience the same loss rates that it has in the past, especially if continued weaknesses in the worldwide economy persist or worsen.  A significant change in the liquidity or financial condition of NTIC’s customers, distributors or joint ventures could cause unfavorable trends in NTIC’s receivable collections and additional allowances may be required, which could adversely affect NTIC’s operating results.  In addition, weaknesses in the worldwide economy may adversely impact the ability of suppliers to provide NTIC with materials and components, which could adversely affect NTIC’s business and operating results.  NTIC is unable to predict the prospects for a global economic recovery, but the longer the duration of such adverse and uncertain economic conditions, the greater the risks NTIC faces in operating its business.

NTIC’s liquidity and financial position rely on the receipt of fees for services provided to its joint ventures and dividend distributions from its joint ventures. No assurance can be provided that NTIC will continue to receive such fees and dividend distributions in amounts NTIC historically has received or anticipates to receive.

NTIC conducts business, either directly or indirectly through several joint venture arrangements that operate in North America, Europe and Asia.  Each of these joint ventures manufactures, markets and sells finished products in the geographic territory that it is assigned. NTIC’s receipt of funds as a result of sales by its joint ventures is dependent upon NTIC’s receipt of fees for services that NTIC provides to its joint ventures based primarily on the net sales of the individual joint ventures and NTIC’s receipt of dividend distributions from its joint ventures based on the profitability of its joint ventures.  NTIC’s liquidity and financial position rely on NTIC’s receipt of fees for services that NTIC provides to its joint ventures and dividend distributions from its joint ventures.  During fiscal 2014, NTIC recognized $8,142,863 in fees and $7,431,306 in dividend distributions from its joint ventures.  During fiscal 2013, NTIC recognized $7,352,980 in fees and $3,155,737 in dividend distributions from its joint ventures.  Because NTIC owns 50% or less of each of its joint venture entities, NTIC does not control the decisions of these entities regarding whether to pay dividends and, if paid, how much they should be in any given year.  Thus, NTIC cannot guarantee that any of its joint ventures will pay dividends in any given year.  The failure of NTIC’s joint ventures to declare dividends or the failure of NTIC to receive fees for services provided to joint ventures in amounts typically expected by NTIC could adversely affect NTIC’s liquidity and financial position.

Since a significant portion of NTIC’s earnings results from NTIC’s equity income from joint ventures and since NTIC’s equity income from joint ventures varies from quarter to quarter, NTIC’s earnings are subject to quarterly fluctuations.

A significant portion of NTIC’s earnings results from NTIC’s equity income from its joint ventures. NTIC’s equity in income from joint ventures consists of NTIC’s share of equity in income from its joint ventures based on the overall profitability of the joint ventures. Such profitability varies from quarter to quarter. Since NTIC’s management typically receives quarterly joint venture financial information after the completion of each fiscal quarter, it is impossible for NTIC’s management to cut costs and expenses to make up for any unanticipated shortfall in NTIC’s equity income from joint ventures. Accordingly, the variability in NTIC’s equity income from joint ventures, in turn, subjects NTIC’s earnings to quarterly fluctuations.

Out of NTIC’s joint ventures, NTIC’s joint ventures in Germany and China are the most significant in terms of assets and income to NTIC.  If sales of NTIC’s products and services by these joint ventures were to decline significantly or if NTIC’s relationships with these joint ventures were to deteriorate significantly, NTIC’s operating results likely would be adversely affected.

NTIC considers its joint ventures in Germany and China to be individually significant to NTIC’s consolidated assets and income; and therefore, provides certain additional information regarding these entities in the notes to NTIC’s consolidated financial statements and in certain sections of this report.  Of the total equity in income from joint ventures of $5,920,603 during fiscal 2014, NTIC had equity in income from joint ventures of $3,950,915 and $626,763 attributable to NTIC’s joint venture in Germany and China, respectively.  Of the total fee income for services provided to joint ventures of $8,142,863 during fiscal 2014, fees of $1,032,234 and $2,118,018 were attributable to NTIC’s joint venture in Germany and China, respectively.  Accordingly, if sales of NTIC’s products and services by these joint ventures were to decline significantly or if NTIC’s relationships with these joint ventures or joint venture partners were to deteriorate significantly such that the joint ventures were terminated or not motivated to sell NTIC’s products and services, NTIC’s operating results likely would be adversely affected.

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

NTIC’s ZERUST® rust and corrosion inhibiting products and services generate a significant portion of NTIC’s net sales and the net sales of NTIC’s joint ventures.  During fiscal 2014, 88.9% of NTIC’s consolidated net sales were derived from sales of ZERUST® rust and corrosion inhibiting products and services.  While the net sales of NTIC’s joint ventures are not included in NTIC’s net sales on NTIC’s consolidated financial statements, NTIC’s receipt of fees for services that NTIC provides to its joint ventures and NTIC’s receipt of dividend distributions from its joint ventures is based primarily on the revenues and profitability of the joint ventures.  Accordingly, if sales of these products and services were to decline due to increased competition, the introduction of a new disruptive technology or otherwise, NTIC’s operating results would be adversely affected.

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

In an effort to increase net sales, NTIC has expanded the marketing of its corrosion prevention solutions into the oil and gas industry and its Natur-Tec® resin compounds and finished products.  The majority of NTIC’s research and development expense in fiscal 2014 was spent in connection with research and development activities related to these two strategic initiatives.  NTIC expects to continue to invest additional research and development and marketing efforts and resources into these strategic initiatives.  No assurance can be provided, however, that such strategic initiatives will be successful or that NTIC will be successful in obtaining additional revenue as a result of them.  The introduction of new products into new markets takes significant resources and there can be no assurance that NTIC is dedicating a sufficient amount of resources to ensure the success of these strategic initiatives.  The sale of NTIC’s ZERUST® rust and corrosion inhibiting products and services into the oil and gas industry, in particular, typically involves a long sales cycle, often including a one- to multi-year trial period with each customer and a slow integration process thereafter.  This long sales cycle may cause NTIC’s management, stockholders and investors to lose faith in the business opportunities for NTIC’s ZERUST® rust and corrosion inhibiting products and services in the oil and gas industry.

The expansion of NTIC’s corrosion prevention solutions into the oil and gas industry and the continued launch of NTIC’s Natur-Tec® resin compounds and finished products may require additional capital in the future, which may not be available or may be available only on unfavorable terms.  In addition, any equity financings may be dilutive to NTIC’s stockholders.

The expansion of NTIC’s corrosion prevention solutions into the oil and gas industry and the continued launch of NTIC’s Natur-Tec® resin compounds and finished products will continue to require significant resources during fiscal 2015 and beyond.  To the extent that NTIC’s existing capital, including amounts available under its revolving line of credit, is insufficient to meet these requirements, NTIC may raise additional capital through financings or additional borrowings. Any equity or debt financing, if available at all, may be on terms that are not favorable to NTIC and any equity financings could result in dilution to NTIC’s stockholders.

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

The commercial success of NTIC’s Natur-Tec® resin compounds and finished products depends on the widespread market acceptance of products manufactured with biobased and biodegradable resins.

Although there is a developed market for petroleum-based plastics, the market for “bio-plastics” which are plastics produced with biobased resins, which are derived from renewable resources such as corn or cellulosic/plant material or blends thereof, or plastics that are engineered to be fully biodegradable or both, is still developing.  The commercial success of NTIC’s Natur-Tec® resin compounds and finished products depends on the widespread market acceptance of products manufactured with biobased and biodegradable resins.  It is currently difficult to assess or predict with any assurance the potential size, timing and viability of market opportunities for NTIC’s Natur-Tec® resin compounds and finished products.  The traditional plastics market sector is well-established with entrenched competitors with whom NTIC competes.  Pricing for traditional plastics has been highly volatile in recent years, which drive, to some extent, the commercial and other support for bioplastics.  While NTIC expects to be able to command a premium price for its Natur-Tec® resin compounds and finished products, a widening gap in the pricing for bioplastics versus petroleum-based plastics may reduce the size of the addressable market for NTIC’s Natur-Tec® resin compounds and finished products.  In addition, the growth of the market will create some pressure on price for applications today considered commodities, including in particular NTIC’s current Natur-Tec® finished products.

NTIC’s international business, which is conducted primarily through its subsidiaries and joint ventures, requires management attention and financial resources and exposes NTIC to difficulties and risks presented by international economic, political, legal, accounting and business factors.

NTIC sells products and services directly, through its majority-owned subsidiaries, Zerust Brazil and Natur-Tec India, and its majority-owned holding company subsidiary, NTI Asean, and indirectly via a network of joint ventures, independent distributors, manufacturer’s sales representatives and agents in over 60 countries, including countries in North America, South America, Europe, Asia and the Middle East.  One of NTIC’s strategic objectives is the continued expansion of its international operations.  The expansion of NTIC’s existing international operations and entry into additional international markets require management attention and financial resources.

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

Many of the countries in which NTIC sells its products directly or indirectly through Zerust Brazil, Natur-Tec India, NTI Asean, its joint ventures, distributors, representatives and agents are, to some degree, subject to political, economic and/or social instability.  NTIC’s international operations expose NTIC and its joint venture partners, distributors, representatives and agents to risks inherent in operating in foreign jurisdictions.  These risks include:

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

Because the functional currency of NTIC’s foreign operations is the applicable local currency, NTIC is exposed to foreign currency exchange rate risk arising from transactions in the normal course of business.  NTIC’s principal exchange rate exposure is with the Euro, the Japanese yen, Indian Rupee, Chinese yuan, Korean won and the English pound against the U.S. dollar.  NTIC’s fees for services provided to its joint ventures and dividend distributions from these foreign entities are paid in foreign currencies; and thus, fluctuations in foreign currency exchange rates could result in declines in NTIC’s earnings.  Any changes in foreign currency exchange rates would be reflected as a foreign currency translation adjustment and would not change NTIC’s equity in income from joint ventures reflected in its consolidated statements of operations.  NTIC does not hedge against its foreign currency exchange rate risk.

Economic uncertainty in developing markets could adversely affect our revenue and earnings.

NTIC conducts business, or is contemplating expansion, in developing markets with economies that tend to be more volatile than those in the United States and Western Europe. The risk of doing business in developing markets such as China, Brazil, India, Russia, the United Arab Emirates and other economically volatile areas could adversely affect our operations and earnings. Such risks include the financial instability among customers in these regions, political instability, fraud or corruption and other non-economic factors such as irregular trade flows that need to be managed successfully with the help of the local governments. In addition, commercial laws in some developing countries can be vague, inconsistently administered and retroactively applied. If NTIC is deemed not to be in compliance with applicable laws in developing countries where NTIC conducts business, its prospects and business in those countries could be harmed, which could then have a material adverse impact on NTIC’s operating results and financial position. NTIC’s failure to successfully manage economic, political and other risks relating to doing business in developing countries and economically and politically volatile areas could adversely affect its business.

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

NTIC’s strategy to grow its business, including in particular its ZERUST® rust and corrosion inhibiting products for the oil and gas industry and its Natur-Tec® bio-plastic resin compounds and finished products, requires significant management time and operational and financial resources. There is no assurance that NTIC has the necessary operational and financial resources to manage its growth. This is especially true as it expands facilities and manufactures its products on a larger commercial scale. In addition, rapid growth in NTIC’s headcount and operations may place a significant strain on its management, administrative, operational and financial infrastructure. Failure to adequately manage its growth could have a material and adverse effect on NTIC’s business, financial condition and operating results. For example, NTIC’s soil side bottom solutions for tanks require implementation teams comprised of both internal NTIC personnel and outside consulting firms.  NTIC’s failure to expand these implementation teams to service additional customers may limit NTIC’s ability to grow this business.  In addition, NTIC may not be successful in its strategy to grow its business.

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

As a result of NTIC’s new status as an “accelerated filer” under SEC rules, NTIC is now subject to additional SEC disclosure and other rules and regulations, which will cause NTIC to incur additional costs to comply with such rules and regulations and the non-compliance of which may have an adverse effect on NTIC’s operating results.

NTIC recently became an “accelerated filer” under SEC rules and as a result is now subject to additional SEC disclosure and other rules and regulations, such as additional financial statement requirements with respect to NTIC’s joint ventures, the requirement of NTIC’s independent registered public accounting firm to attest to NTIC’s management’s report on the effectiveness of NTIC’s internal control over financial reporting and the requirement of NTIC to comply with certain additional disclosures rules and regulations, including the requirement to include additional executive compensation disclosures in NTIC’s proxy statement in connection with its annual meeting of stockholders.  If NTIC does not comply with such additional rules and regulations, the results may have an adverse effect on NTIC’s operating results.

NTIC is exposed to risks relating to its evaluation of its internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Sarbanes-Oxley Act of 2002 and related and other regulations implemented by the SEC and the NASDAQ Stock Market, are challenging for small publicly-held companies, including NTIC.  NTIC’s efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, significant general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.  In particular, NTIC’s efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding NTIC’s assessment of its internal control over financial reporting have required and will continue to require the expenditure of significant financial and managerial resources, especially in light of NTIC’s new status as an “accelerated filer” under SEC rules.  Although NTIC’s management has concluded that NTIC’s internal control over financial reporting was effective as of August 31, 2014 and NTIC’s independent registered public accounting firm agreed, no assurance can be provided that NTIC’s management or independent registered public accounting firm will reach a similar conclusion as of any later date.  Our failure to maintain effective internal control over financial reporting may have an adverse effect on our stock price.

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

The number of shares of NTIC’s common stock being traded on a daily basis is often very low and on some trading days, there is no trading volume at all.  During fiscal 2014, the daily trading volume ranged from zero shares to 46,500 shares.  Any NTIC stockholder wishing to sell his, her or its stock may cause a significant fluctuation in the trading price of NTIC’s common stock.  In addition, low trading volume of a stock increases the possibility that, despite rules against such activity, the price of the stock may be manipulated by persons acting in their own self-interest.  NTIC may not have adequate market makers and market making activity to prevent manipulation in its common stock.

The price and trading volume of NTIC’s common stock has been, and may continue to be, volatile.

The market price and trading volume of NTIC’s common stock price historically has fluctuated over a wide range.  During fiscal 2014, the sale price of NTIC’s common stock ranged from a low of $14.55 per share to a high of $23.83 per share, and the daily trading volume ranged from zero shares to 46,500 shares.  It is likely that the price and trading volume of NTIC’s common stock will continue to fluctuate in the future.  The securities of small capitalization companies, including NTIC, from time to time experience significant price and volume fluctuations, often unrelated to the operating performance of these companies.  Securities class action litigation is sometimes brought against a company following periods of volatility in the market price of its securities or for other reasons.  NTIC may become the target of similar litigation, especially if we fail to meet our annual projected financial guidance or lower our annual projected financial guidance.  Securities litigation, whether with or without merit, could result in substantial costs and divert management’s attention and resources, which could harm NTIC’s business, financial condition, and operating results, as well as the market price of its common stock.

A large percentage of NTIC’s outstanding common stock is held by insiders, and, as a result, the trading market for NTIC’s common stock is not as liquid as the stock of other public companies.

As of November 14, 2014, NTIC had 4,515,397 shares of common stock outstanding, of which 18.7% of these outstanding shares were beneficially owned by directors, executive officers, principal stockholders and their respective affiliates.  The stock of companies with a substantial amount of stock held by insiders is usually not as liquid as the stock of other public companies where insider ownership is not as concentrated.  Thus, the trading market for shares of NTIC’s common stock may not be as liquid as the stock of other public companies.

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

As of November 14, 2014, Inter Alia Holding Company, or Inter Alia, beneficially owned approximately 13.3% of NTIC’s outstanding common stock.  Inter Alia is an entity partially owned by G. Patrick Lynch, NTIC’s President and Chief Executive Officer and a director, as well as three other members of the Lynch family.  Mr. Lynch shares voting and dispositive power of shares of NTIC’s common stock held by Inter Alia with the other owners.  As a result of his share ownership through Inter Alia and his position as President and Chief Executive Officer and a director of NTIC, Mr. Lynch may be able to influence the affairs and actions of NTIC, including matters requiring stockholder approval, such as the election of directors and approval of significant corporate transactions.  The interests of Mr. Lynch and Inter Alia may differ from the interests of NTIC’s other stockholders.  This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of NTIC, could deprive NTIC’s stockholders of an opportunity to receive a premium for their common stock as part of a sale or merger of NTIC and may negatively affect the market price of NTIC’s common stock.  Transactions that could be affected by this concentration of ownership include proxy contests, tender offers, mergers or other purchases of common stock that could give stockholders the opportunity to realize a premium over the then-prevailing market price for shares of NTIC’s common stock.

Future equity issuances by NTIC may have dilutive and other effects on NTIC’s existing stockholders.

As of November 14, 2014, there were 4,515,397 shares of NTIC’s common stock outstanding, and in addition, security holders held options, which, if vested and exercised, would obligate NTIC to issue up to 274,067 additional shares of common stock.  It is expected that such shares, when NTIC issues them upon exercise, will be available for immediate resale in the public market.  The market price of NTIC’s common stock could fall as a result of sales of these shares of common stock due to the increased number of shares available for sale in the market.  Any issuances by NTIC of equity securities may be at or below the prevailing market price of NTIC’s common stock and may have a dilutive impact on NTIC’s existing stockholders. These issuances or other dilutive issuances also would cause NTIC’s net income per share, if any, to decrease in future periods. As a result, the market price of NTIC’s common stock could decrease.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

NTIC’s principal executive offices, production facilities and domestic research and development operations are located at 4201 Woodland Road, Circle Pines, Minnesota 55014.  NTIC owns this real estate and building, which is no longer subject to any mortgage.

NTIC leases approximately 17,000 square feet of office, manufacturing, laboratory and warehouse space located in Beachwood, Ohio.   NTIC has a number of research and development personnel at this location.  This lease is set to expire on December 31, 2014.  At that time, such personnel will then move to a new facility that was purchased in July 2014.   NTIC purchased certain real property and a building in Beachwood, Ohio, for the purchase price of $1,100,000 in cash.  This purchase was completed on August 20, 2014.  NTIC owns this real estate and building, which is not subject to any mortgage.

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

The two individuals named below have been designated by NTIC’s Board of Directors as “executive officers” of NTIC.  Their ages and the offices held, as of November 1, 2014, are as follows:

Name	Age	Position with NTIC
G. Patrick Lynch	47	President and Chief Executive Officer

Matthew C. Wolsfeld	40	Chief Financial Officer and Corporate Secretary

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

Other corporate officers of NTIC, their ages and the offices held, as of November 1, 2014, are as follows:

Name	Age	Position with NTIC
Prof. Efim Ya. Lyublinski	76	Vice President and Director of New Technologies and Applications Engineering

Vineet R. Dalal	44	Vice President and Director – Global Market Development – Natur-Tec®

Gautam Ramdas	41	Vice President and Director – Global Market Development – Oil & Gas

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

Gautam Ramdas, an employee of NTIC since 2005, has served as Vice President and Director – Global Market Development – Oil & Gas since 2005.  Prior to joining NTIC, Mr. Ramdas was a Manager in the Strategic Change group of IBM Business Consulting Services.  In this position, Mr. Ramdas led consulting engagements at several Fortune 500 companies, in the areas of service strategy, global supplier relationship management and supply chain streamlining.  Mr. Ramdas held positions in the E-Commerce and Supply Chain strategy groups at PricewaterhouseCoopers Management Consulting, again providing consulting services for Fortune 500 clients.  Prior to management consulting, Mr. Ramdas worked as a program manager and design engineer with Kinhill Engineers in Australia.  He has also been involved in the start-up stage of successful small businesses in the United States and in India.  Mr. Ramdas received an M.B.A. from the University of Michigan Ross School of Business in Ann Arbor, Michigan.  He also holds a bachelor’s degree in Mechanical Engineering from the College of Engineering, Guindy (Chennai), India.

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

Market Information

NTIC’s common stock is listed for trading on the NASDAQ Global Market under the symbol “NTIC.”  The following table sets forth the high and low daily sales prices for NTIC’s common stock, as reported by the NASDAQ Global Market, for the fiscal quarter indicated:

	High	Low
Fiscal 2014
Fourth Quarter	$22.20	$16.30
Third Quarter	22.95	19.87
Second Quarter	23.83	17.17
First Quarter	19.00	14.55

Fiscal 2013
Fourth Quarter	$15.41	$10.25
Third Quarter	13.45	10.56
Second Quarter	13.95	9.85
First Quarter	11.40	9.68

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

Number of Record Holders

As of August 31, 2014, there were 199 record holders of NTIC’s common stock.  This does not include shares held in “street name” or beneficially owned.

Recent Sales of Unregistered Equity Securities

NTIC did not sell any shares of its common stock or any other equity securities of NTIC that were not registered under the Securities Act of 1933, as amended, during the fourth quarter of fiscal year ended August 31, 2014.

Issuer Purchases of Equity Securities

NTIC did not purchase any shares of its common stock or any other equity securities of NTIC during the fourth quarter of fiscal year ended August 31, 2014.

Item 6.	SELECTED FINANCIAL DATA

The following tables set forth certain of our selected consolidated financial data as of the dates and for the years indicated.  The selected consolidated financial data was derived from our consolidated financial statements. The audited consolidated financial statements as of August 31, 2014 and 2013 and for the fiscal years ended August 31, 2014 and 2013 are included elsewhere in this report.  The audited consolidated financial statements as of August 31, 2012, 2011 and 2010 and for the fiscal years ended August 31, 2012, 2011 and 2010 are not included in this report.  Historical results are not necessarily indicative of the results to be expected for any future period.

	Fiscal Year Ended August 31,
	2014	2013	2012	2011	2010
Statements of Operations Data:
Net sales, excluding joint ventures	$23,601,514	$19,724,205	$20,227,719	$16,594,004	$12,190,171
Net sales, to joint ventures	3,224,594	2,777,659	2,553,934	2,932,523	2,196,593
Total net sales	26,826,108	22,501,864	22,781,653	19,526,527	14,386,764
Cost of goods sold	17,803,153	15,473,212	14,528,785	12,768,640	9,384,866
Gross profit	9,022,955	7,028,652	8,252,868	6,757,887	5,001,898
Equity in income from joint ventures	5,920,603	5,237,711	5,519,795	5,536,243	3,919,084
Fees for services provided to joint ventures	8,142,863	7,352,980	4,622,912	6,129,979	4,690,450
Total joint venture operations	14,063,466	12,590,691	10,142,707	11,666,222	8,609,534
Selling expenses	5,221,738	4,845,676	4,585,901	4,090,704	3,059,207
General and administrative expenses	5,393,531	4,605,979	4,309,410	4,343,283	3,923,103
Expenses incurred in support of joint ventures	1,408,014	1,387,197	1,054,914	1,000,576	875,869
Research and development expenses	4,368,752	3,815,515	3,875,581	4,364,109	3,333,683
Total operating expenses	16,392,035	14,654,367	13,825,806	13,798,672	11,191,862
Operating income	6,694,386	4,964,976	4,569,769	4,625,437	2,419,570
Interest income	11,617	34,614	54,652	108,692	30,939
Interest expense	(47,322)	(52,215)	(29,388)	(59,541)	(97,676)
Other income	4,393	670,126	21,613	27,300	25,094
Income before income taxes	6,663,074	5,617,501	4,616,646	4,701,888	2,377,927
Income tax expense (benefit)	1,124,662	864,000	1,041,000	706,000	(230,000)
Net income	5,538,412	4,753,501	3,575,646	3,995,888	2,607,927
Net income attributable to non-controlling interests	1,432,040	1,386,607	127,450	95,768	24,171
Net income attributable to NTIC	$4,106,372	$3,366,894	$3,448,196	$3,900,120	$2,583,756
Net income attributable to NTIC per common share:
Basic	$0.92	$0.76	$0.79	$0.90	$0.61
Diluted	$0.90	$0.75	$0.78	$0.89	$0.61
Weighted-average common shares assumed outstanding:
Basic	4,454,836	4,421,636	4,391,424	4,325,863	4,223,605
Diluted	4,579,498	4,475,895	4,451,594	4,404,100	4,269,350
Balance Sheet Data:
Cash and cash equivalents	$2,477,017	$4,314,258	$4,137,547	$3,266,362	$1,776,162
Available for sale securities	5,519,766	—	—	—	—
Total current assets	22,319,966	16,932,505	14,059,726	13,490,514	10,752,575
Total assets	54,057,775	49,053,949	41,877,627	40,039,742	32,697,300
Total current liabilities	4,466,655	3,662,053	3,999,645	4,404,766	4,833,652
Note payable, net of current portion	—	857,295	933,413	1,009,533	—
Non-controlling interests	3,837,257	3,800,929	187,913	91,795	21,335
Total stockholders’ equity	45,753,863	40,733,672	36,756,656	34,625,443	27,863,648
Total equity	49,591,120	44,534,601	36,944,569	34,533,648	27,842,313
Other Financial Data:
Net cash used in operating activities	$(8,394)	$(1,245,035)	$(388,694)	$(1,136,223)	$(1,175,892)
Net cash (used in) provided by investing activities	(26,074)	3,025,187	1,351,468	2,184,915	594,418
Net cash (used in) provided by financing activities	(1,814,418)	(1,563,867)	13,822	408,719	2,218,751
Effect of exchange rate changes on cash and cash equivalents	11,646	(39,574)	(105,411)	32,789	—

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•	Financial Overview. This section provides a brief summary of NTIC’s financial results and financial condition for fiscal 2014.

•	Sales and Expense Components. This section provides a brief description of the significant line items in NTIC’s consolidated statements of operations.

•	Results of Operations. This section provides an analysis of the significant line items in NTIC’s consolidated statements of operations.

•	Liquidity and Capital Resources. This section provides an analysis of NTIC’s liquidity and cash flows and a discussion of NTIC’s financial condition and financial commitments.

•	Off-Balance Sheet Arrangements. This section describes NTIC’s material off-balance sheet arrangements.

•	Inflation and Seasonality. This section describes the effects of inflation and seasonality, if any, on NTIC’s business and operating results.

•	Market Risk. This section describes material market risks to which NTIC is subject.

•	Related Party Transactions. This section describes any material related party transactions to which NTIC is a party.

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

Business Overview

NTIC develops and markets proprietary environmentally beneficial products and services in over 60 countries either directly or via a network of joint ventures, independent distributors and agents.  NTIC’s primary business is corrosion prevention marketed mainly under the ZERUST® brand.  NTIC has been selling vairproprietary ZERUST® products and services to the automotive, electronics, electrical, mechanical, military and retail consumer markets for over 35 years, and more recently, has expanded its target market to include the oil and gas industry.  NTIC also sells a portfolio of biobased and compostable (fully biodegradable) polymer resins and finished products under the Natur-Tec® brand.  These products are intended to reduce NTIC’s customers’ carbon footprint and provide environmentally sound waste disposal options.

NTIC’s ZERUST® rust and corrosion inhibiting products include plastic and paper packaging, liquids and coatings, rust removers and cleaners, diffusers and engineered solutions designed specifically for the oil and gas industry.  NTIC’s also offers worldwide on-site technical consulting for rust and corrosion prevention .  NTIC’s technical service consultants work directly with the end users of NTIC’s ZERUST® rust and corrosion inhibiting products to analyze their specific needs and develop systems to meet their technical requirements.  In North America, NTIC sells its ZERUST® corrosion prevention solutions through a direct sales force as well as a network of independent distributors and agents.  Internationally, NTIC sells its ZERUST® corrosion prevention solutions through its majority owned subsidiary in Brazil, Zerust Prevenção de Corrosão S.A. (Zerust Brazil), its majority owned joint venture holding company for NTIC’s joint venture investments in the Association of Southeast Asian Nations (ASEAN) region, and joint venture arrangements in North America, Europe and Asia.

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

NTIC markets and sells its ZERUST® rust and corrosion prevention solutions to customers in the oil and gas industry across several countries either directly, through Zerust Brazil or through NTIC’s joint venture partners and other strategic partners.  The sale of ZERUST® corrosion prevention solutions to customers in the oil and gas industry typically involves a long sales cycle, often including a one- to multi-year trial period with each customer and a slow integration process thereafter.

Natur-Tec® biobased and compostable plastics are manufactured using NTIC’s patented and/or proprietary technologies and are intended to replace conventional petroleum-based plastics.  The Natur-Tec® biopolymer resin compound portfolio include formulations that have been optimized for a variety of applications including blown-film extrusion, extrusion coating, injection molding, and engineered plastics.  These resins are fully biodegradable in a composting environment and are currently being used to produce finished products including shopping and grocery bags, lawn and leaf bags, can liners, pet waste collection bags, cutlery, packaging foam and coated paper products.  In North America, NTIC markets its Natur-Tec® resin compounds and finished products primarily through a network of regional and national distributors as well as independent agents.  NTIC continues to see significant opportunities for finished bioplastic products and, therefore, continues to strengthen and expand its North American distribution network for finished Natur-Tec® bioplastic products.  Internationally, NTIC sells its Natur-Tec® resin compounds and finished products both directly and through its recently formed majority owned subsidiary in India, Natur-Tec India Private Limited (Natur-Tec India), and certain joint ventures.

NTIC’s Joint Venture Network

NTIC participates in 20 active joint venture arrangements in North America, Europe and Asia.  Each of these joint ventures generally manufactures and markets products in the geographic territory to which it is assigned.  While most of NTIC’s joint ventures exclusively sell rust and corrosion inhibiting products, some of the joint ventures also sell NTIC’s Natur-Tec® resin compounds.  NTIC has historically funded its investments in joint ventures with cash generated from operations.

NTIC’s receipt of funds from its joint ventures is dependent upon fees for services that NTIC provides to its joint ventures, based primarily on the net sales of the individual joint ventures, and NTIC’s receipt of dividend distributions from the joint ventures.  The fees for services provided to joint ventures are determined based on either a flat fee or a percentage of sales depending on local laws and tax regulations.  With respect to NTIC’s primary joint venture in Germany (EXCOR), NTIC recognizes an agreed upon quarterly fee for such services.  NTIC recognizes equity income from its joint ventures based on the overall profitability of its joint ventures. Such profitability is subject to variability from quarter to quarter which, in turn, subjects NTIC’s earnings to variability from quarter to quarter.  The profits of NTIC’s joint ventures are shared by the respective joint venture owners in accordance with their respective ownership percentages.  NTIC typically directly or indirectly owns 50% or less of each of its joint venture entities and thus does not control the decisions of these entities regarding whether to pay dividends and, if paid, how much they should be in a given year.  The payment of a dividend by an entity is determined by a joint vote of the owners and is not at the sole discretion of NTIC.

NTIC accounts for the investments and financial results of its 20 joint ventures in its financial statements utilizing the equity method of accounting.

The results of Zerust Brazil, NTI Asean and Natur-Tec India are fully consolidated in NTIC’s consolidated financial statements.  NTIC holds 85% of the equity and 85% of the voting rights of Zerust Brazil.  NTIC holds 60% of the equity and 60% of the voting rights of NTI Asean.  NTI Asean holds investments in eight entities that operate in the following eight territories located in the ASEAN region:  China, Indonesia, Korea, Malaysia, Philippines, Singapore, Taiwan and Thailand.  NTIC holds 90% of the equity and 90% of the voting rights of Natur-Tec India.

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

NTIC’s consolidated net sales increased 19.2% during fiscal 2014 compared to fiscal 2013.  This increase was primarily a result of increased demand for ZERUST® rust and corrosion inhibiting packaging products and services and Natur-Tec® products.  During fiscal 2014, 88.9% of NTIC’s consolidated net sales were derived from sales of ZERUST® products and services, which increased 16.6% to $23,845,288  during fiscal 2014 compared to $20,457,198 during fiscal 2013.  This increase was due to increased demand from both new and existing customers for new and existing products.  NTIC has focused its sales efforts of ZERUST® products and services by strategically targeting customers with specific corrosion issues in new market areas, including the oil and gas industry and other industrial sectors that offer sizable growth opportunities.  NTIC’s consolidated net sales for fiscal 2014 included $1,702,130 of sales made to customers in the oil and gas industry compared to $994,898 for fiscal 2013.  Overall demand for ZERUST® products and services depends heavily on the overall health of the markets in which NTIC sells its products, including the automotive market in particular.

During fiscal 2014, 11.1% of NTIC’s consolidated net sales were derived from sales of Natur-Tec® products compared to 9.1% during fiscal 2013.  Net sales of Natur-Tec® products increased 45.8% to $2,980,820 during fiscal 2014 compared to fiscal 2013 primarily due to finished product sales both in North America and through NTIC’s newly formed majority owned subsidiary in India, Natur-Tec India Private Limited (Natur-Tec India).

Cost of goods sold as a percentage of net sales decreased to 66.4% during fiscal 2014 compared to 68.8% during fiscal 2013 primarily as a result of start-up costs associated with a new customer recognized during fiscal 2013 which was not repeated during fiscal 2014.

NTIC’s equity in income from joint ventures increased 13.0% to $5,920,603 during fiscal 2014 compared to $5,237,711 during fiscal 2013 primarily a result of increases in sales at the joint ventures. NTIC recognized a 10.7% increase in fees for services provided to joint ventures during fiscal 2014 compared to fiscal 2013 primarily a result of an increase in sales at the joint ventures since fees for services provided are a function of the net sales of NTIC’s joint ventures.  Sales at the joint ventures were $118,848,890 during fiscal 2014 compared to $113,189,068 during fiscal 2013, an increase of 5.0%.  Sales of NTIC’s joint ventures are not included in NTIC’s product sales and are not combined with NTIC’s sales in NTIC’s consolidated financial statements or in any description of NTIC’s sales.  Total net sales of NTIC’s joint ventures continue to appear to be slightly improving from the depressed sales levels experienced as a result of the European economic slowdown over the past few years.

NTIC’s total operating expenses increased 11.9% to $16,392,035 during fiscal 2014 compared to $14,654,367 in fiscal 2013.  This increase was primarily the result of an increase in employee headcount and related employee expenses associated with selling expenses, general and administrative expenses and expenses incurred in support of joint ventures, and overall reflected NTIC’s efforts to support its new and existing business efforts.

NTIC incurred $4,368,752 of research and development expense during fiscal 2014 compared to $3,815,515 during fiscal 2013.  NTIC anticipates that it will spend between $4,000,000 and $4,500,000 in total during fiscal 2015 on research and development activities related to its new technologies.  This estimate is a net range after being reduced by anticipated reimbursements related to certain research and development contracts.

Net income attributable to NTIC increased 22.0%, to $4,106,372, or $0.90 per diluted common share, for fiscal 2014 compared to $3,366,894, or $0.75 per diluted common share, for fiscal 2013.  This increase was primarily the result of the increase in gross profit and an increase in income from NTIC’s joint venture operations.

NTIC anticipates that its quarterly net income will continue to remain subject to significant volatility primarily due to the financial performance of its joint ventures and sales of its ZERUST® products and services into the oil and gas industry and Natur-Tec® bioplastics products, which sales fluctuate more on a quarterly basis than the traditional ZERUST® business.

NTIC’s working capital was $17,853,311 at August 31, 2014, including $2,477,017 in cash and cash equivalents and $5,519,766 in available for sale securities compared to $13,270,452 at August 31, 2013, including $4,314,258 in cash and cash equivalents.

Sales and Expense Components

The following is a description of the primary components of net sales and expenses:

Net Sales, Excluding Joint Ventures.  NTIC derives net sales from the sale of its ZERUST® products and services and its Natur-Tec® products.  NTIC sells its ZERUST® products and services and its Natur-Tec® products either directly, through its subsidiaries or via a network of joint ventures, independent distributors and agents.  Net sales, excluding joint ventures represents net sales by NTIC either directly to end users or to distributors worldwide, but not sales to NTIC’s joint ventures and not sales by NTIC’s joint ventures.  NTIC recognizes revenue from the sale of its products when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured, all of which criteria are generally met upon shipment when risk of loss and title passes to the customer or distributor.  NTIC records all amounts billed to customers and distributors in a sales transaction related to shipping and handling as sales and records costs related to shipping and handling in cost of goods sold.

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

Cost of Goods Sold.  Most of NTIC’s products are manufactured by third parties and its cost of goods sold for those products consists primarily of the price invoiced by its third-party vendors.  For the portion of products that NTIC manufactures, NTIC’s cost of goods sold for those products consists primarily of direct labor, allocated manufacturing overhead, raw materials and components.  NTIC’s margins on its Natur-Tec® resin compounds and finished products are generally smaller than its margins on its ZERUST® products and services, and NTIC’s margins on its ZERUST® products and services sold into the oil and gas industry are generally greater than its margins on its traditional ZERUST® products and services.

Equity in Income from Joint Ventures.  NTIC’s equity in income from joint ventures consists of NTIC’s share of equity in income from its joint ventures based on the overall profitability of the joint ventures.  Such profitability is subject to variability from quarter to quarter which, in turn, subjects NTIC’s earnings to variability from quarter to quarter. Traditionally, a portion of the equity income recorded in a given fiscal year is paid to the owners of the joint venture entity during the following fiscal year through a dividend.  The payment of a dividend by a joint venture entity is determined by a vote of the joint venture owners and is not at the sole discretion of NTIC.  NTIC typically owns only 50% or less of its joint venture entities and thus does not control the decisions of these entities regarding whether to pay dividends and, if paid, how much they should be in a given year.

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

NTIC sponsors a worldwide joint venture conference periodically in which all of NTIC’s joint ventures are invited to participate.  It is anticipated that the next joint venture conference will be held next year or the year thereafter.  NTIC defers a portion of its fees for services provided to joint ventures in each accounting period leading up to the next conference, reflecting that NTIC has not fully earned the payments received during that period.  The amount deferred is based on the historical experience of NTIC, current conditions and the intentions of NTIC’s management.  The costs associated with these joint venture conferences are offset against the deferral as incurred, generally in the period in which the conference is held and immediately before.

Selling Expenses.  Selling expenses consist primarily of sales commissions and support costs for NTIC’s direct sale and distribution system, and marketing costs.

General and Administrative Expenses.  General and administrative expenses consist primarily of salaries and benefits, and other costs for NTIC’s executives, accounting, stock-based compensation, finance, legal, information technology and human resources functions.

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

Interest Income.  Interest income consists of interest earned on investments, which typically consist of investment-grade, interest-bearing securities and money market accounts.

Interest Expense.  Interest expense results primarily from interest associated with NTIC’s former term loan with PNC Bank, National Association (PNC Bank) and any borrowings under NTIC’s line of credit with PNC Bank.

Other Income. Other income consists of income from activities other than normal business operations, such as foreign exchange gains, rent income, and profit from the sale of non-inventory assets.

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

Results of Operations

Fiscal Year 2014 Compared to Fiscal Year 2013

The following table sets forth NTIC’s results of operations for fiscal 2014 and fiscal 2013.

	Fiscal 2014	% of Net Sales	Fiscal 2013	% of Net Sales	$ Change	% Change
Net sales, excluding joint ventures	$23,601,514	88.0%	$19,724,205	87.7%	$3,877,309	19.7%
Net sales, to joint ventures	3,224,594	12.0%	2,777,659	12.3%	446,935	16.1%
Cost of goods sold	17,803,153	66.4%	15,473,212	68.8%	2,329,941	15.1%
Equity in income from joint ventures	5,920,603	22.1%	5,237,711	23.3%	682,892	13.0%
Fees for services provided to joint ventures	8,142,863	30.4%	7,352,980	32.7%	789,883	10.7%
Selling expenses	5,221,738	19.5%	4,845,676	21.5%	376,062	7.8%
General and administrative expenses	5,393,531	20.1%	4,605,979	20.5%	787,552	17.1%
Expenses incurred in support of joint ventures	1,408,014	5.2%	1,387,197	6.2%	20,817	1.5%
Research and development expenses	4,368,752	16.3%	3,815,515	17.0%	553,237	14.5%

Net Sales.  NTIC’s consolidated net sales increased 19.2% to $26,826,108 during fiscal 2014 compared to $22,501,864 during fiscal 2013.  NTIC’s consolidated net sales to unaffiliated customers excluding NTIC’s joint ventures increased 19.7% to $23,601,514 during fiscal 2014 compared to $19,724,205 during fiscal 2013.  These increases were primarily a result of increased demand from existing customers and the addition of new customers.  Net sales to joint ventures increased 16.1% to $3,224,594 in fiscal 2014 compared to fiscal 2013.  This increase was due primarily to the increase in sales of the joint ventures.

The following table sets forth NTIC’s net sales by product segment for fiscal 2014 and fiscal 2013:

	Fiscal 2014	Fiscal 2013	$ Change	% Change
ZERUST® net sales	$23,845,288	$20,457,198	$3,388,090	16.6%
Natur-Tec® net sales	2,980,820	2,044,666	936,154	45.8%
Total net sales	$26,826,108	$22,501,864	$4,324,244	19.2%

During fiscal 2014, 88.9% of NTIC’s consolidated net sales were derived from sales of ZERUST® products and services, which increased 16.6% to $23,845,288 compared to $20,457,198 during fiscal 2013 due to increased demand from existing customers and the addition of new customers.  NTIC has strategically focused its sales efforts for ZERUST® products and services on customers with sizeable corrosion problems in industry sectors that offer sizable growth opportunities, including the oil and gas sector.    The following table sets forth NTIC’s net sales of ZERUST® products for fiscal 2014 and 2013:

	Fiscal 2014	Fiscal 2013	$ Change	% Change
ZERUST® industrial net sales	$18,918,563	$16,695,197	$2,223,366	13.3%
ZERUST® joint venture net sales	3,224,594	2,767,103	457,491	16.5%
ZERUST® oil & gas net sales	1,702,131	994,898	707,233	71.1%
Total ZERUST® net sales	$23,845,288	$20,457,198	$3,388,090	16.6%

NTIC anticipates that its sales of ZERUST® products and services into the oil and gas industry will continue to remain subject to significant volatility from quarter to quarter as sales are recognized.

During fiscal 2014, 11.1% of NTIC’s consolidated net sales were derived from sales of Natur-Tec® products, compared to 9.1% during fiscal 2013.  Sales of Natur-Tec® products increased 45.8% to $2,980,820 during fiscal 2014 compared to $2,044,666 during fiscal 2013.  This increase was due primarily to finished product sales both in North America and abroad through Natur-Tec India. Demand for Natur-Tec® products around the world depends primarily on market acceptance and the reach of NTIC’s distribution network.  Because of the typical size of individual orders and overall size of NTIC’s net sales derived from sales of Natur-Tec® products, the timing of one or more orders can materially affect NTIC’s quarterly sales of Natur-Tec® products and the comparisons to prior fiscal year quarters.

Cost of Goods Sold.  Cost of goods sold increased 15.1% in fiscal 2014 compared to fiscal 2013 primarily as a result of the increase in net sales.  Cost of goods sold as a percentage of net sales decreased to 66.4% during fiscal 2014 compared to 68.8% during fiscal 2013 primarily as a result of increased sales during fiscal 2014 of ZERUST® products for the oil and gas industry which carry higher margins than other traditional ZERUST® products and increased expenses during fiscal 2013 associated with the production and shipping of ZERUST® products to a new customer.

Equity in Income from Joint Ventures.  NTIC’s equity in income from joint ventures increased 13.0% to $5,920,603 compared to equity in income from joint ventures of $5,237,711 during fiscal 2013.  Of the total equity in income from joint ventures, NTIC had equity in income from joint ventures of $3,950,915 attributable to EXCOR during fiscal 2014 compared to $3,507,057 attributable to EXCOR during fiscal 2013.  Of the total equity in income from joint ventures, NTIC had equity in income from joint ventures of $626,763 attributable to NTIC’s joint venture in China during fiscal 2014 compared to $579,376 attributable to NTIC’s joint venture in China during fiscal 2013.  NTIC had equity in income from all other joint ventures of $1,342,924 during fiscal 2014 compared to $1,151,278 during fiscal 2013.  These increases were primarily as a result of increases in sales at the joint ventures, which improved during fiscal 2014 compared to fiscal 2013 primarily as a result of improved economic conditions in Europe.

Fees for Services Provided to Joint Ventures.  NTIC recognized fee income for services provided to joint ventures of $8,142,863 during fiscal 2014 compared to $7,352,980 during fiscal 2013, representing an increase of 10.7%.  Fee income for services provided to joint ventures are a function of the sales made by NTIC’s joint ventures, which were $118,848,890 during fiscal 2014 compared to $113,189,068 during fiscal 2013, an increase of 5.0%.  Sales made by NTIC’s joint ventures during fiscal 2014 improved compared to fiscal 2013 primarily as a result of improved economic conditions in Europe.  Total net sales of NTIC’s joint ventures for fiscal 2013 were adversely affected in part by the European economic slowdown, which NTIC believes also adversely affected net sales of certain of NTIC’s other non-European joint ventures, as well as the weakening of the Euro and other currencies compared to the U.S. dollar.  Sales of NTIC’s joint ventures are not included in NTIC’s product sales and are not combined with NTIC’s sales in NTIC’s consolidated financial statements or in any description of NTIC’s sales.

Of the total fee income for services provided to its joint ventures, fees of $1,032,234 were attributable to EXCOR during fiscal 2014 compared to $1,004,958 attributable to EXCOR during fiscal 2013.  Fees of $2,118,018 were attributable to NTIC’s joint venture in China during fiscal 2014 compared to $2,063,369 during fiscal 2013.  NTIC received fee income for services provided to all of its other joint ventures of $4,992,611 during fiscal 2014 compared to $4,284,653 during fiscal 2013.

Selling Expenses.  NTIC’s selling expenses increased 7.8% in fiscal 2014 compared to fiscal 2013 due to increases in compensation and employee benefits, lab testing related expenses, commission expenses, travel and related expenses, and consulting expenses.  Selling expenses as a percentage of net sales decreased to 19.5% in fiscal 2014 compared to 21.5% in fiscal 2013 primarily due to the increase in net sales as well as certain fixed costs, partially offset by the increase in selling expenses, as previously described.

General and Administrative Expenses.  NTIC’s general and administrative expenses increased by 17.1% in fiscal 2014 compared to fiscal 2013 due to an increase in consulting expenses to support new business development.  As a percentage of net sales, general and administrative expenses decreased to 20.1% for fiscal 2014 from 20.5% in fiscal 2013 due primarily to the increase in net sales as well as certain fixed costs, partially offset by the increase in general and administrative expenses, as previously described.

Expenses Incurred in Support of Joint Ventures.  Expenses incurred in support of NTIC’s joint ventures were $1,408,014 during fiscal 2014 compared to $1,387,197 during fiscal 2013, representing an increase of 1.5%.  This increase was due primarily to increased headcount to support anticipated expanding operations and anticipated sales growth.

Research and Development Expenses.  NTIC’s research and development expenses increased 14.5% in fiscal 2014 compared to fiscal 2013.   This increase was primarily as a result of increased spending on headcount and field development associated with the new businesses.

Interest Income.  NTIC’s interest income decreased to $11,617 in fiscal 2014 compared to $34,614 in fiscal 2013.

Interest Expense.  NTIC’s interest expense decreased to $47,322 in fiscal 2014 compared to $52,215 in fiscal 2013.

Other Income.  NTIC’s other income decreased to $4,393 in fiscal 2014 compared to $670,126 in fiscal 2013 primarily due to the receipt of life insurance proceeds during the prior fiscal year period.

Income Before Income Tax Expense.  Income before income tax expense increased to $6,663,074 for fiscal 2014 compared to $5,617,501 for fiscal 2013.

Income Tax Expense.  Income tax expense was $1,124,662 for fiscal 2014 compared to $864,000 during fiscal 2013 for an effective rate of 16.9% and 15.4%, respectively.   Income tax expense was calculated based on management’s estimate of NTIC’s annual effective income tax rate.  NTIC’s annual effective income tax rate during fiscal 2014 and fiscal 2013 was lower than the statutory rate primarily due to NTIC’s equity in income of joint ventures being recognized based on after-tax earnings of these entities.  To the extent undistributed earnings of NTIC’s joint ventures are distributed to NTIC, any material additional income tax liability after the application of foreign tax credits is not expected. NTIC records a tax valuation allowance when it is more likely than not that some portion or all of its deferred tax assets will not be realized to reduce deferred tax assets to the amount expected to be realized.  NTIC determined based on all available evidence, including historical data and projections of future results, that it is more likely than not that all of its deferred tax assets, except for its foreign tax credit carryforwards and Minnesota state research and development credit carryforwards, will be fully realized.  In addition, NTIC determined based upon all available evidence, including new IRS guidance, historical results, projected future taxable income and foreign tax credit utilization, that it was not more likely than not that the federal research and development credits would be utilized during the carryforward period and as a result, a valuation allowance was recorded against all of NTIC’s federal research and development credits.  In addition, NTIC continues to believe that its deferred tax asset related to foreign tax credit carryforwards will not be realized due to insufficient federal taxable income within the carryforward period and the fact that for ordering purposes the foreign tax credit carryforwards are not allowed to be used until after any current year foreign tax credits are utilized.

Other Comprehensive Income - Foreign Currency Translations Adjustment.  The volatility of the foreign currency translations adjustment was due to the strengthening of the U.S. Dollar compared to the Euro and other foreign currencies during fiscal 2014 compared to fiscal 2013.

Liquidity and Capital Resources

Sources of Cash and Working Capital.  As of August 31, 2014, NTIC’s working capital was $17,853,311, including $2,477,017 in cash and cash equivalents and $5,519,766 in available for sale securities, compared to working capital of $13,270,452, including $4,314,258 in cash and cash equivalents as of August 31, 2013.  This increase was due primarily to dividends received from joint ventures, including EXCOR, and was offset in part by the use of $1,100,000 in cash to purchase real estate and a building in Beachwood, Ohio on August 20, 2014 and the use of $933,414 in cash to pay off in full NTIC’s term loan in January 2014 that was obtained in connection with the purchase of NTIC’s corporate headquarters in September 2006.

As of August 31, 2014, NTIC had a revolving line of credit with PNC Bank of $3,000,000, with no amounts outstanding.  The line of credit is evidenced by an amended and restated committed line of credit note in the principal amount of up to $3,000,000.  The line of credit has a $1,200,000 standby letter of credit sub-facility, with any standby letters of credit issued thereunder being at the sole discretion of PNC Bank.  Any standby letters of credit issued under the sub-facility are subject to customary fees and charges payable by NTIC.  At the option of NTIC, outstanding advances under the line of credit bear interest at either (a) an annual rate based on LIBOR plus 2.15% for the applicable LIBOR interest period selected by NTIC or (b) at the rate publicly announced by PNC Bank from time to time as its prime rate.  Interest is payable in arrears (a) for the portion of advances bearing interest under the prime rate on the last day of each month during the term thereof and (b) for the portion of advances bearing interest under the LIBOR option on the last day of the respective LIBOR interest period selected for such advance.  Any unpaid interest is payable on the maturity date.

The line of credit is governed under a loan agreement, which contains standard covenants, including affirmative financial covenants, such as the maintenance of a minimum fixed charge coverage ratio, and negative covenants, which, among other things, limit the incurrence of additional indebtedness, loans and equity investments, disposition of assets, mergers and consolidations and other matters customarily restricted in such agreements. Under the loan agreement, NTIC is subject to a minimum fixed charge coverage ratio of 1.10:1.00.   As of August 31, 2014, NTIC was in compliance with all loan agreement covenants and expects to remain in compliance with all loan agreement covenants during fiscal 2015.

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

NTIC believes that a combination of its existing cash and cash equivalents, forecasted cash flows from future operations, anticipated distributions of earnings, anticipated fees to NTIC for services provided to its joint ventures, and funds available through existing or anticipated financing arrangements, will be adequate to fund its existing operations, investments in new or existing joint ventures or subsidiaries, capital expenditures, debt repayments and any stock repurchases for at least the next 12 months.  During fiscal 2015, NTIC expects to continue to invest in research and development and in marketing efforts and resources into the application of its corrosion prevention technology into the oil and gas industry and its Natur-Tec® bio-plastics business.  In order to take advantage of such new product and market opportunities to expand its business and increase its revenues, NTIC may decide to finance such opportunities by borrowing under its revolving line of credit or raising additional financing through the issuance of debt or equity securities.  There is no assurance that any financing transaction will be available on terms acceptable to NTIC or at all, or that any financing transaction will not be dilutive to NTIC’s current stockholders.

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

Net cash used in operating activities during fiscal 2014 was $8,394, which resulted principally from NTIC’s equity in income from joint ventures and increases in receivables, inventories and prepaid expenses and a decrease in accrued liabilities and income taxes payable, partially offset by NTIC’s net income, expensing of fair value of stock options vested, depreciation and amortization.  Net cash used in operating activities during fiscal 2013 was $1,245,035, which resulted principally from NTIC’s equity in income from joint ventures and increases in receivables and inventories and a decrease in accounts payables, accrued liabilities and income taxes payable, partially offset by NTIC’s net income, depreciation and amortization.

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

NTIC experienced an increase in receivables and an increase in inventory as of August 31, 2014 compared to August 31, 2013 due to the increase in cash collections and a desire to stock more products to shorten lead times and anticipate customer demand.  Trade receivables excluding joint ventures as of August 31, 2014 increased $249,965 compared to August 31, 2013, primarily related to miscellaneous differences in the timing of collections.

Outstanding trade receivables excluding joint ventures balances as of August 31, 2014 decreased four days to an average of 52 days from balances outstanding from these customers as of August 31, 2013.

Outstanding trade receivables from joint ventures as of August 31, 2014 increased $91,852 compared to August 31, 2013 primarily due to the timing of payments.  There was a decrease of outstanding balances from trade receivables from joint ventures as of August 31, 2014 of 29 days from an average of 120 days from balances outstanding from these customers compared to August 31, 2013.  The significant average days outstanding of trade receivables from joint ventures as of August 31, 2014 were primarily due to the receivable balance at NTIC’s joint venture in India, Korea and China.

Outstanding receivables for services provided to joint ventures as of August 31, 2014 increased $166,882 compared to August 31, 2013, which resulted in a decrease of two days of fees receivable outstanding as of August 31, 2014 to an average of 122 days compared to August 31, 2013.

Net cash used in investing activities during fiscal 2014 was $26,074, which was primarily the result of cash used to purchase available for sale securities, additions to property and equipment and additions to patents, partially offset by $7,431,306 in dividends received from joint ventures.  Net cash provided by investing activities for fiscal 2013 was $3,025,187, which was comprised of dividends received from joint ventures and the effect of the NTI Asean consolidation on cash, partially offset by additions to property and equipment and additions to patents.

Net cash used in financing activities for fiscal 2014 was $1,814,418, which resulted from a dividend paid to a non-controlling interest and repayment of the bank loan for NTIC’s corporate headquarters building, and partially offset by proceeds from NTIC’s employee stock purchase plan and stock option exercises.  Net cash used in financing activities for fiscal 2013 was $1,563,867, which resulted from a dividend received by non-controlling interest and principal payments on the bank loan for NTIC’s corporate headquarters building, partially offset by proceeds from option exercises and NTIC’s employee stock purchase plan.

Capital Expenditures and Commitments.  NTIC has a lease agreement for approximately 17,000 square feet of office, manufacturing, laboratory and warehouse space in Beachwood, Ohio, requiring monthly payments of $17,500, which are adjusted annually according to the annual consumer price index, through November 2014.  It is anticipated that this lease will terminate upon its expiration in December 2014.

NTIC spent approximately $1,602,441 on capital expenditures during fiscal 2014 including $1,100,000 for the purchase of a new building, and expects to spend an aggregate of approximately $400,000 to $600,000 on capital expenditures during fiscal 2015.  Anticipated capital expenditures for fiscal 2015 relate primarily to the purchase of new equipment and to expand lab capabilities.

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

Inflation and Seasonality

Inflation in the United States and abroad historically has had little effect on NTIC.  NTIC’s business has not historically been seasonal.

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

NTIC established its joint venture network approximately 25 years ago as a method to increase its worldwide distribution network for ZERUST® rust and corrosion inhibiting products and services.  NTIC participates, either directly or indirectly, in 20 active joint venture arrangements in North America, Europe and Asia.  Each of these joint ventures generally manufactures and markets finished products in the geographic territory to which it is assigned.  NTIC’s joint venture partners are knowledgeable in the applicable environmental, labor, tax and other requisite regulations and laws of the respective foreign countries in which they operate, as well as the local customs and business practices.  NTIC’s revenue recognition policy for sales to its joint ventures is the same as its policy for sales to unaffiliated customers.

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

Principles of Consolidation

NTIC evaluates its voting and variable interests in entities on a qualitative and quantitative basis.  NTIC consolidates entities in which it concludes it has the power to direct the activities that most significantly impact an entity’s economic success and has the obligation to absorb losses or the right to receive benefits that could be significant to the entity.  All such relationships are evaluated on an ongoing basis.  The consolidated financial statements include the accounts of Northern Technologies International Corporation, its wholly owned subsidiary, Northern Technologies Holding Company, LLC, and NTIC’s majority owned subsidiary in Brazil, Zerust Prevenção de Corrosão S.A., NTIC’s majority owned holding company, NTI Asean LLC, and NTIC’s majority owned subsidiary in India, Natur-Tec India Private Limited. NTIC’s consolidated financial statements do not include the accounts of any of its joint ventures.

Investments in Joint Ventures and Recoverability of Investments in Joint Ventures

NTIC’s investments in its joint ventures are accounted for using the equity method.  NTIC assesses its joint ventures for impairment on an annual basis as of August 31 of each year as part of its fiscal year end analysis.  In addition to the annual review for impairment, NTIC reviews the operating results of each joint venture on a quarterly basis in comparison to its historical operating results and its accrual for fees for services provided to joint ventures.  If the operating results of a joint venture do not meet NTIC’s financial performance expectations, an additional evaluation is performed on the joint venture.  In addition to the annual assessments for impairment, non-periodic assessments for impairment may occur if cash remittances are less than accrued balances, a joint venture’s management requests capital or other events occur suggesting an other than temporary decline in value.  If an investment were determined to be impaired, then a reserve would be created to reflect the impairment on the financial results of NTIC.  NTIC’s evaluation of its investments in joint ventures requires NTIC to make assumptions about future cash flows of its joint ventures.  These assumptions require significant judgment and actual results may differ from assumed or estimated amounts.  NTIC’s investments in joint ventures were $22,961,989 as of August 31, 2014 and $24,702,981 as of August 31, 2013.

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

Payment terms for NTIC’s unaffiliated customers are determined based on credit risk and vary by customer.  NTIC typically offers standard payments terms to unaffiliated customers of net 30 days.  Payment terms for NTIC’s joint ventures also are determined based on credit risk; however, additional consideration also is given to the individual joint venture due to the transportation time associated with ocean delivery of most products and certain other factors.  NTIC typically offers payment terms to joint ventures of net 90 days.  NTIC does not accrue interest on past due accounts receivable.  NTIC reviews the credit histories of its customers, including its joint ventures, before extending unsecured credit. NTIC values accounts and notes receivable, net of an allowance for doubtful accounts.  Each quarter, NTIC prepares an analysis of its ability to collect outstanding receivables that provides a basis for an allowance estimate for doubtful accounts.  In doing so, NTIC evaluates the age of its receivables, past collection history, current financial conditions of key customers and its joint ventures, and economic conditions. Based on this evaluation, NTIC establishes a reserve for specific accounts and notes receivable that it believes are uncollectible, as well as an estimate of uncollectible receivables not specifically known.  Deterioration in the financial condition of any key customer or joint venture or a significant slowdown in the economy could have a material negative impact on NTIC’s ability to collect a portion or all of the accounts and notes receivable.  NTIC believes that an analysis of historical trends and its current knowledge of potential collection problems provide NTIC with sufficient information to establish a reasonable estimate for an allowance for doubtful accounts.  However, since NTIC cannot predict with certainty future changes in the financial stability of its customers or joint ventures, NTIC’s actual future losses from uncollectible accounts may differ from its estimates.  In the event NTIC determined that a smaller or larger uncollectible accounts reserve is appropriate, NTIC would record a credit or charge to selling expense in the period that it made such a determination.  Accounts receivable have been reduced by an allowance for uncollectible accounts of $40,000 as of August 31, 2014 and $20,000 as of August 31, 2013.

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

NTIC (excluding Zerust Brazil, Natur-Tec India, NTI Asean and its joint ventures) conducts all foreign transactions based on the U.S. dollar.  Since NTIC’s investments in its joint ventures are accounted for using the equity method, any changes in foreign currency exchange rates would be reflected as a foreign currency translation adjustment and would not change the equity in income from joint ventures reflected in NTIC’s consolidated statements of operations.

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

Inventory Valuation

NTIC’s inventories consist primarily of production materials and finished goods.  NTIC purchases production materials and finished goods based on forecasted demand and records inventory at the lower of cost or market.  Cost is determined by the first-in, first-out (FIFO) method.  Management regularly assesses inventory valuation based on current and forecasted usage, demand and pricing, shelf life, customer inventory-related contractual obligations and other considerations. If actual results differ from management estimates with respect to the actual or projected selling of inventories at amounts less than their carrying amounts, NTIC would adjust its inventory balances accordingly.

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

At the option of NTIC, outstanding advances under NTIC’s $3,000,000 revolving line of credit with PNC Bank bear interest at either (a) an annual rate based on LIBOR plus 2.15% for the applicable LIBOR interest period selected by NTIC or (b) at the rate publicly announced by PNC Bank from time to time as its prime rate, and thus may subject NTIC to some market risk on interest rates.  As of August 31, 2014, NTIC had no borrowings under the line of credit.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following items are included herein:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders, Audit Committee and Board of Directors
Northern Technologies International Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Northern Technologies International Corporation and Subsidiaries as of August 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, equity and cash flows for the years then ended.  We also have audited Northern Technologies International Corporation’s internal control over financial reporting as of August  31, 2014, based on criteria established in Internal Control ‑ Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (1992 framework).  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall consolidated financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northern Technologies International Corporation and Subsidiaries as of August 31, 2014 and 2013 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, Northern Technologies International Corporation maintained, in all material respects, effective internal control over financial reporting as of August 31, 2014, based on criteria established in Internal Control ‑ Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (1992 framework).

/s/ Baker Tilly Virchow Krause, LLP
Minneapolis, Minnesota
November 14, 2014

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - AUGUST 31, 2014 AND 2013

	August 31, 2014	August 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,477,017	$4,314,258
Available for sale securities	5,519,766	—
Receivables:
Trade excluding joint ventures, less allowance for doubtful accounts of $40,000 and $20,000 at August 31, 2014 and 2013, respectively	3,596,247	3,329,995
Trade joint ventures	951,286	859,434
Fees for services provided to joint ventures	2,612,899	2,446,017
Income taxes	762	144,939
Inventories	5,961,399	5,111,549
Prepaid expenses	411,226	258,765
Deferred income taxes	789,364	467,548
Total current assets	22,319,966	16,932,505

PROPERTY AND EQUIPMENT, net	6,477,987	5,323,612

OTHER ASSETS:
Investments in joint ventures	22,961,989	24,702,981
Deferred income taxes	943,279	1,034,212
Patents and trademarks, net	1,197,700	1,060,639
Other	156,854	—
Total other assets	25,259,822	26,797,832
Total assets	$54,057,775	$49,053,949

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of note payable (Note 8)	$—	$76,119
Accounts payable	2,225,029	1,830,729
Accrued liabilities:
Payroll and related benefits	1,847,246	1,277,942
Deferred joint venture royalties	288,000	288,000
Other	106,380	189,263
Total current liabilities	4,466,655	3,662,053

NOTE PAYABLE, NET OF CURRENT PORTION (Note 8)	—	857,295

COMMITMENTS AND CONTINGENCIES (Note 16)

EQUITY:
Preferred stock, no par value; authorized 10,000 shares; none issued and outstanding	—	—
Common stock, $0.02 par value per share; authorized 10,000,000 shares; issued and outstanding 4,504,552 and 4,432,036, respectively	90,092	88,641
Additional paid-in capital	12,676,546	11,701,942
Retained earnings	32,733,300	28,626,928
Accumulated other comprehensive income	253,925	316,161
Stockholders’ equity	45,753,863	40,733,672
Non-controlling interests	3,837,257	3,800,929
Total equity	49,591,120	44,534,601
Total liabilities and equity	$54,057,775	$49,053,949

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED AUGUST 31, 2014 AND 2013

	2014	2013
NET SALES:
Net sales, excluding joint ventures	$23,601,514	$19,724,205
Net sales, to joint ventures	3,224,594	2,777,659
Total net sales	26,826,108	22,501,864

Cost of goods sold	17,803,153	15,473,212
Gross profit	9,022,955	7,028,652

JOINT VENTURE OPERATIONS:
Equity in income from joint ventures	5,920,603	5,237,711
Fees for services provided to joint ventures	8,142,863	7,352,980
Total joint venture operations	14,063,466	12,590,691

OPERATING EXPENSES:
Selling expenses	5,221,738	4,845,676
General and administrative expenses	5,393,531	4,605,979
Expenses incurred in support of joint ventures	1,408,014	1,387,197
Research and development expenses	4,368,752	3,815,515
Total operating expenses	16,392,035	14,654,367

OPERATING INCOME	6,694,386	4,964,976

INTEREST INCOME	11,617	34,614
INTEREST EXPENSE	(47,322)	(52,215)
OTHER INCOME	4,393	670,126

INCOME BEFORE INCOME TAX EXPENSE	6,663,074	5,617,501

INCOME TAX EXPENSE	1,124,662	864,000

NET INCOME	5,538,412	4,753,501

NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	1,432,040	1,386,607

NET INCOME ATTRIBUTABLE TO NTIC	$4,106,372	$3,366,894

NET INCOME ATTRIBUTABLE TO NTIC PER COMMON SHARE:
Basic	$0.92	$0.76
Diluted	$0.90	$0.75

WEIGHTED AVERAGE COMMON SHARES ASSUMED OUTSTANDING:
Basic	4,454,836	4,421,636
Diluted	4,579,498	4,475,895

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED AUGUST 31, 2014 AND 2013

	2014	2013
NET INCOME
	$5,538,412	$4,753,501
OTHER COMPREHENSIVE INCOME – FOREIGN CURRENCY TRANSLATION ADJUSTMENT	(49,463)	56,909

COMPREHENSIVE INCOME	5,488,949	4,810,410

COMPREHENSIVE INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	1,444,813	1,404,938

COMPREHENSIVE INCOME ATTRIBUTABLE TO NTIC	$4,044,136	$3,405,472

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY – YEARS ENDED AUGUST 31, 2014 AND 2013

	STOCKHOLDERS’ EQUITY
	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Non- Controlling	Total
	Shares	Amount	Capital	Earnings	Income	Interests	Equity

BALANCE AT AUGUST 31, 2012	4,403,656	$88,073	$11,130,966	$25,260,034	$277,583	$187,913	$36,944,569

Exercise of stock options	22,171	444	207,910	-	-	-	208,354
Stock issued for employee stock purchase plan	6,209	124	56,615	-	-	-	56,739
Stock option expense	-	-	306,451	-	-	-	306,451
Effect of subsidiary consolidation	-	-	-	-	-	3,960,920	3,960,920
Dividend received by non-controlling interest	-	-	-	-	-	(1,752,842)	(1,752,842)
Comprehensive income	-	-	-	3,366,894	38,578	1,404,938	4,810,410

BALANCE AT AUGUST 31, 2013	4,432,036	$88,641	$11,701,942	$28,626,928	$316,161	$3,800,929	$44,534,601

Exercise of stock options	69,184	1,384	478,076	-	-	-	479,460
Stock issued for employee stock purchase plan	3,332	67	42,513	-	-	-	42,580
Stock option expense	-	-	454,015	-	-	-	454,015
Dividend received by non-controlling interest	-	-	-	-	-	(1,440,000)	(1,440,000)
Investment by non-controlling interest	-	-	-	-	-	31,515	31,515
Comprehensive income	-	-	-	4,106,372	(62,236)	1,444,813	5,488,949

BALANCE AT AUGUST 31, 2014	4,504,552	$90,092	$12,676,546	$32,733,300	$253,925	$3,837,257	$49,591,120

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
AS OF AND FOR THE YEARS ENDED AUGUST 31, 2014 and 2013

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,538,412	$4,753,501
Adjustments to reconcile net income to net cash used in operating activities:
Stock-based compensation	454,015	306,451
Depreciation expense	454,889	435,678
Amortization expense	86,652	71,405
Loss on disposal of assets	472	84,396
Equity in income from joint ventures	(5,920,603)	(5,237,711)
Deferred income taxes	(230,883)	124,935
Increase in allowance on doubtful accounts	20,000	—
Changes in current assets and liabilities:
Receivables:
Trade, excluding joint ventures	(249,965)	(894,888)
Trade, joint ventures	(91,852)	(124,891)
Fees for services provided to joint ventures	(166,882)	213,002
Income taxes	150,764	(98,427)
Inventories	(825,176)	(1,017,188)
Prepaid expenses and other	(62,969)	363,337
Accounts payable	365,797	78,623
Income tax payable	(4,191)	8,435
Accrued liabilities	473,126	(311,693)
Net cash used in operating activities	(8,394)	(1,245,035)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint venture	(110,988)	—
Dividends received from joint ventures	7,431,306	3,155,737
Additions to property and equipment	(1,602,441)	(1,488,059)
Effect of subsidiary consolidation on cash	-	1,612,768
Purchase of available for sale securities	(6,019,766)	—
Proceeds from sale of available for sale securities	500,000	—
Additions to patents	(224,185)	(255,259)
Net cash (used in) provided by investing activities	(26,074)	3,025,187

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable	(933,414)	(76,119)
Dividend received by non-controlling interest	(1,440,000)	(1,752,842)
Investment by non-controlling interest	36,956	—
Proceeds from employee stock purchase plan	42,580	56,739
Proceeds from exercise of stock options	479,460	208,354
Net cash used in financing activities	(1,814,418)	(1,563,867)

EFFECT OF EXCHANGE RATE CHANGES ON CASH:	11,646	(39,574)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,837,239)	176,711
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	4,314,258	4,137,547

CASH AND CASH EQUIVALENTS AT END OF YEAR	$2,477,017	$4,314,258

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED AUGUST 31, 2014 AND 2013

1.           NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business – Northern Technologies International Corporation and Subsidiaries (the Company) develops and markets proprietary environmentally beneficial products and services in over 60 countries either directly or via a network of joint ventures, independent distributors and agents.  The Company’s primary business is corrosion prevention marketed mainly under the ZERUST® brand.  The Company has been selling its proprietary ZERUST® rust and corrosion inhibiting products and services to the automotive, electronics, electrical, mechanical, military and retail consumer markets for over 35 years, and more recently, has targeted and expanded into the oil and gas industry.  The Company also sells a portfolio of biobased and compostable (fully biodegradable) polymer resins and finished products under the Natur-Tec® brand.   These products are intended to reduce the Company’s customers’ carbon footprint and provide environmentally sound disposal options.

The Company participates, either directly or indirectly, in 20 active joint venture arrangements in North America, Europe and Asia.  Each of these joint ventures generally manufactures and markets products in the geographic territory to which it is assigned.  While most of the Company’s joint ventures exclusively sell rust and corrosion inhibiting products, some of the joint ventures also sell the Company’s Natur-Tec® resin compounds and finished products.  The profits of joint ventures are shared by the respective joint venture owners in accordance with their respective ownership percentages.  The Company typically owns 50% or less of its joint venture entities and does not control the decisions of these entities, including dividend declaration or amount in any given year.

The Company has evaluated events occurring after the date of the consolidated financial statements for events requiring recording or disclosure in the financial statements.

Principles of Consolidation - The Company evaluates its voting and variable interests in entities on a qualitative and quantitative basis.  The Company consolidates entities when it has the power to direct the activities that most significantly impact an entity’s economic success and has the obligation to absorb losses or the right to receive benefits that could be significant to the entity.  All such relationships are evaluated on an ongoing basis.  The consolidated financial statements include the accounts of Northern Technologies International Corporation, its wholly owned subsidiary, Northern Technologies Holding Company, LLC, its majority owned subsidiary in Brazil, Zerust Prevenção de Corrosão S.A.  (Zerust Brazil), its majority owned subsidiary in India, Natur-Tec India Private Limited (Natur-Tec India) and its majority owned holding company, NTI ASEAN LLC (NTI Asean).  All significant intercompany transactions and balances have been eliminated in consolidation.  The consolidated financial statements do not include the accounts of any of the Company’s joint ventures.

Non-Controlling Interests – The Company owns 85% of Zerust Brazil.  The remaining 15% is accounted for as a non-controlling interest and reported as part of equity in the consolidated financial statements.  The Company owns 60% of NTI Asean.  The remaining 40% is accounted for as a non-controlling interest and reported as part of equity in the consolidated financial statements. The Company owns 90% of Natur-Tec India.  The remaining 10% is accounted for as a non-controlling interest and reported as part of equity in the consolidated financial statements.  The Company allocates gains and losses to the non-controlling interest even when such allocation might result in a deficit balance, reducing the losses attributed to the controlling interest, changes in ownership interests are treated as equity transactions if control is maintained.

Net Sales –The Company includes net sales to its joint ventures and net sales to unaffiliated customers as separate line items on its consolidated statements of operations.  There are no sales originating from the Company’s joint ventures included in the amount, as the Company’s investments in its joint ventures are accounted for using the equity method.

Revenue Recognition – The Company recognizes revenue from the sale of its products when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed and determinable and collection of the resulting receivable is reasonably assured.  These criteria are met when risk of loss and title pass to the customer, distributor or joint venture entity. Sales and use taxes charged to customers are reported on a net basis.

Deferred Joint Venture Revenue – The Company periodically sponsors a worldwide joint venture conference, in which all of its joint ventures are invited to participate.  It defers a portion of its service fees received from its joint ventures in each accounting period leading up to the next conference, reflecting that the Company has not earned portions of the payments received.  It is anticipated that the next joint venture conference will be held next year or the year thereafter.  At both August 31, 2014 and 2013, the Company had deferred $288,000 of joint venture fees for services related to this future conference, which represents the amount that the Company expects to spend to hold the conference.  This amount is based on the historical experience of the Company, current conditions, and the intentions of the Company’s management.  The Company does not anticipate deferring any additional service fees until after the next conference.

Accounts Receivable – Payment terms for the Company’s unaffiliated customers are determined based on credit risk and vary by customer.  The Company typically offers standard payment terms to unaffiliated customers of net 30 days.  The Company does not accrue interest on past due accounts receivable.  The Company reviews the credit histories of its customers before extending unsecured credit. The Company presents accounts and notes receivable, net of an allowance for doubtful accounts.  Each quarter, the Company prepares an analysis of its ability to collect outstanding receivables that provides a basis for an allowance estimate for doubtful accounts.  In doing so, the Company evaluates the age of its receivables, past collection history, current financial conditions of key customers and its joint ventures, and economic conditions.  Based on this evaluation, the Company establishes a reserve for specific accounts and notes receivable that it believes are uncollectible, as well as an estimate of uncollectible receivables not specifically known.  The Company believes that an analysis of historical trends and its current knowledge of potential collection problems provide the Company with sufficient information to establish a reasonable estimate for an allowance for doubtful accounts.  In the event the Company determined that a smaller or larger uncollectible accounts reserve is appropriate, the Company would record a credit or charge to selling expense in the period that it made such a determination.  Accounts receivable have been reduced by an allowance for uncollectible accounts of $40,000 and $20,000 at August 31, 2014 and 2013, respectively.  Accounts are considered past due based on terms agreed upon between the Company and the customer.  Accounts receivable are written-off only after all collection attempts have failed and are based on individual credit evaluation and specific circumstances of the customer.

Receivables from Joint Ventures – Trade receivables from joint ventures arise from sales of products the Company makes to its joint ventures.  Payment terms for the Company’s joint ventures also are determined based on credit risk; however, additional consideration also is given to the individual joint venture due to the transportation time associated with ocean delivery of most products and certain other factors.  Generally, accounts receivable from the Company’s joint ventures unpaid after 90 days are considered past due.  The Company does not accrue interest on past due balances.  The Company periodically reviews amounts due from its joint ventures for collectability, and based on past experience and continuous review of the balances due, has determined an allowance for doubtful accounts related to its joint venture receivables is not necessary.

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

Available for sale securities – Available for sale securities are recorded at fair value. Unrealized holding gains and losses on available for sale securities are excluded from earnings.

Inventories - Inventories are recorded at the lower of cost (first-in, first-out basis) or market.

Property and Depreciation - Property and equipment are stated at cost.  Depreciation is computed using the straight-line method based on the estimated service lives of the various assets as follows:

Buildings and improvements (years)	5	-	30
Machinery and equipment (years	3	-	10

Investments in Joint Ventures - Investments in the Company’s joint ventures are accounted for using the equity method.  Under the equity method, investments are initially recorded at cost and are adjusted for dividends, distributed and undistributed earnings and losses, changes in foreign currency exchange rates and additional investments.  In the event the Company’s share of joint venture’s cumulative losses exceed the Company’s investment balance, the balance is reported at zero value until proportionate income exceeds the losses.  The Company assesses its joint ventures for impairment on an annual basis as of August 31 of each year as part of its fiscal year end analysis.  In addition to the annual review for impairment, the Company reviews the operating results of each joint venture on a quarterly basis in comparison to its historical operating results and its accrual of fees for services provided to joint ventures.  If the operating results of a joint venture do not meet financial performance expectations, an additional evaluation is performed on the joint venture.  If an investment were determined to be impaired, then a reserve is created to reflect the impairment on the financial results of the Company.  The Company’s evaluation of its investments in joint ventures requires the Company to make assumptions about future cash flows of its joint ventures.  These assumptions require significant judgment and actual results may differ from assumed or estimated amounts. All investments in joint ventures have positive equity as of August 31, 2014.

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

The Company records uncertain tax positions on the basis of a two-step process whereby the Company determines whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and those tax positions that meet the more-likely-than-not recognition threshold.  The Company recognizes the largest amount of tax benefit that is greater than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

Foreign Currency Translation (Accumulated Other Comprehensive Income) - The functional currency of Zerust Brazil, Natur-Tec India and each unconsolidated international joint venture is the applicable local currency.  The translation of the applicable foreign currencies into U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average monthly exchange rate.  Translation gains or losses are reported as an element of other comprehensive income.

The Company (excluding Zerust Brazil, Natur-Tec India, NTI Asean and its joint ventures) conducts all foreign transactions based on the U.S. dollar.  Since investments in joint ventures are accounted for using the equity method, any changes in foreign currency exchange rates are reflected as a foreign currency translation adjustment and does not change the equity in income from joint ventures reflected in the Company’s consolidated statements of operations.

Fair Value of Financial Instruments – The carrying value of cash and cash equivalents, available for sale securities, short-term accounts and notes receivable, notes payable, trade accounts payables, and other accrued expenses approximate fair value because of the short maturity of those instruments. The fair value of the Company’s former long-term debt approximated the carrying values based upon current market rates of interest.

Shipping and Handling - The Company records all amounts billed to customers in a sales transaction related to shipping and handling as sales.  The Company records costs related to shipping and handling in cost of goods sold.

Research and Development - The Company expenses all costs related to product research and development as incurred.   The costs related to product research and development are the net amount after being reduced by reimbursements related to certain research and development contracts of $45,788 and $274,728 for fiscal 2014 and fiscal 2013, respectively.  The Company accrues proceeds received under such contracts and offsets research and development expenses incurred in equal installments over the timelines associated with completion of the contracts’ specific objectives and milestones.

Stock-Based Compensation – The Company recognizes compensation cost relating to share-based payment transactions, including grants of employee stock options and transactions under the Company’s employee stock purchase plan, in its consolidated financial statements.  That cost is measured based on the fair value of the equity or liability instruments issued.   The Company measures the cost of employee services received in exchange for stock options and other stock-based awards based on the grant-date fair value of the award, and recognizes the cost over the period the employee is required to provide services for the award (generally the vesting term).

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

2.           RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (FASB) issued revised guidance on revenue recognition. The standard provides a single revenue recognition model which is intended to improve comparability over a range of industries, companies and geographical boundaries and will also result in enhanced disclosures. The changes are effective for our fiscal year ended August 31, 2017, and interim periods within that year. We are currently reviewing the revised guidance and assessing the potential impact on our consolidated financial statements.

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

The Company determined the fair value of NTI Asean using the capitalized income method, including a capitalization rate of 25%.  The allocation of the total transaction amount was as follow:

Net assets acquired (liabilities assumed):
Cash and cash equivalents	$1,613,000
Accounts receivables	1,342,000
Investments in joint ventures	4,967,000
Value of assets	$7,922,000
Purchase price:
Fair value of non-controlling interest	$3,961,000
Value of previously held interest	3,961,000
Total consideration	$7,922,000

4.           INVENTORIES

Inventories consisted of the following:
	August 31, 2014	August 31, 2013
Production materials	$1,242,649	$1,096,693
Finished goods	4,718,750	4,014,856
	$5,961,399	$5,111,549

5.           PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:
	August 31, 2014	August 31, 2013
Land	$310,365	$310,365
Buildings and improvements	5,695,268	4,613,879
Machinery and equipment	3,713,145	3,189,671
	9,718,778	8,113,915
Less accumulated depreciation	(3,240,791)	(2,790,303)
	$6,477,987	$5,323,612

6.           PATENTS AND TRADEMARKS, NET

Patents and trademarks, net consisted of the following:
	August 31, 2014	August 31, 2013
Patents and trademarks	$2,287,840	$2,064,128
Less accumulated amortization	(1,090,140)	(1,003,489)
	$1,197,700	$1,060,639

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

Financial information from the audited and unaudited financial statements of the Company’s joint venture in Germany, Excor Korrosionsschutz – Technologien und Produkte GmbH (EXCOR), joint venture in China and all of the Company’s other joint ventures, are summarized as follows:

	August 31, 2014
	TOTAL	EXCOR	China	All Other
Current assets	$61,491,957	$24,361,157	$9,774,680	$27,356,120
Total assets	65,466,964	26,652,165	9,793,803	29,020,996
Current liabilities	17,542,634	3,512,143	4,438,380	9,592,111
Noncurrent liabilities	1,929,488	—	868,377	1,061,111
Joint ventures’ equity	45,994,842	23,140,022	4,487,046	18,367,775
Northern Technologies International Corporation’s share of joint ventures’ equity	22,961,989	11,570,013	2,243,524	9,148,452
Northern Technologies International Corporation's share of joint ventures’ undistributed earnings	$20,540,523	$11,539,108	$2,193,524	$6,807,891

	August 31, 2013
	TOTAL	EXCOR	China	All Other
Current assets	$63,052,410	$25,955,136	$11,200,355	$25,896,919
Total assets	68,417,142	28,391,787	11,226,755	28,798,600
Current liabilities	16,107,597	3,572,004	3,080,118	9,455,475
Noncurrent liabilities	2,488,057	—	871,886	1,616,171
Joint ventures’ equity	49,821,488	24,819,783	7,274,751	17,726,954
Northern Technologies International Corporation’s share of joint ventures’ equity	24,702,981	12,409,893	3,637,375	8,655,713
Northern Technologies International Corporation's share of joint ventures’ undistributed earnings	$22,281,510	$12,378,988	$3,587,375	$6,315,147

	Fiscal Year Ended August 31, 2014
	TOTAL	EXCOR	China	All Other
Net sales	$118,848,890	$39,944,812	$15,920,685	$62,983,393
Gross profit	56,960,918	21,045,091	7,463,168	28,452,659
Net income	11,842,338	7,906,693	1,274,487	2,661,158
Northern Technologies International Corporation’s share of equity in income from joint ventures	$5,920,603	$3,950,915	$626,763	$1,342,925

	Fiscal Year Ended August 31, 2013
	TOTAL	EXCOR	China	All Other
Net sales	$113,189,068	$36,476,544	$15,161,289	$61,551,235
Gross profit	52,058,609	19,470,322	7,153,395	25,434,891
Net income	10,650,542	7,009,897	1,157,995	2,482,650
Northern Technologies International Corporation’s share of equity in income from joint ventures	$5,237,711	$3,507,057	$579,376	$1,151,278

The Company records expenses that are directly attributable to the joint ventures on its consolidated statements of operations on the line “Expenses incurred in support of joint ventures”.  The expenses include items such as employee compensation and benefits, travel, consulting, legal and laboratory supplies and testing expenses.

During fiscal 2014, NTI Asean invested $100,988 in its joint venture in Singapore.  The Company did not make any other joint venture investments during fiscal 2014.

During fiscal 2014, the Company agreed to sell its indirect ownership interest in Mütec GmbH (Mütec), one of the Company’s joint ventures in Germany which manufactures proprietary electronic sensing instruments.  As of August 31, 2014, $156,854 is due to the Company related to this transaction.

During fiscal 2013, the Company obtained an additional 10% ownership interest in NTI Asean in exchange for a license agreement.  The Company accounted for the transaction resulting in the additional ownership as a business combination.  Beginning in the first quarter of fiscal 2013, the Company consolidated the results of NTI Asean.  Immediately prior to the transaction, the Company re-measured the fair value of NTI Asean and determined that there was no difference between the fair value and the book value of the entity.  As a result, there was no accounting impact related to the business combination in the consolidated statements of operations.  The Company did not make any other joint venture investments during fiscal 2013.

8.           CORPORATE DEBT

As of August 31, 2013, Northern Technologies Holding Company, LLC (NTI LLC) had a term loan with a principal amount of $933,413 outstanding that NTI LLC obtained from PNC Bank, National Association (PNC Bank) in connection with the purchase of NTIC’s corporate headquarters in September 2006.  This term loan was repaid in full on January 3, 2014.

The Company has a revolving line of credit with PNC Bank of $3,000,000.  No amounts were outstanding under the line of credit as of both August 31, 2014 and August 31, 2013.  At the option of the Company, outstanding advances under the line of credit bear interest at either (a) an annual rate based on LIBOR plus 2.15% for the applicable LIBOR interest period selected by the Company or (b) at the rate publicly announced by PNC Bank from time to time as its prime rate. Interest is payable in arrears (a) for the portion of advances bearing interest under the prime rate on the last day of each month during the term thereof and (b) for the portion of advances bearing interest under the LIBOR option on the last day of the respective LIBOR interest period selected for such advance.  Any unpaid interest is payable on the maturity date.  The revolving line of credit is secured by cash, receivables and inventory.

The line of credit is governed under a loan agreement.  The loan agreement contains standard covenants, including affirmative financial covenants, such as the maintenance of a minimum fixed charge coverage ratio, and negative covenants, which, among other things, limit the incurrence of additional indebtedness, loans and equity investments, disposition of assets, mergers and consolidations and other matters customarily restricted in such agreements. Under the loan agreement, the Company is subject to a minimum fixed charge coverage ratio of 1.10:1.00.  As of August 31, 2014, the Company was in compliance with all debt covenants.

On December 31, 2013, PNC Bank extended the maturity date of the line of credit from January 8, 2014 to January 7, 2015.  It is anticipated that the line of credit will be extended again prior to the January 7, 2015 maturity date.

9.           STOCKHOLDERS’ EQUITY

During fiscal 2014, the Company did not purchase or retire any shares of its common stock.  The following stock options to purchase shares of common stock were exercised during fiscal 2014:

Options Exercised	Exercise Price
60,000	$7.65
14,000	8.57

The total intrinsic value of the options exercised during fiscal 2014 was $890,955.

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

Options to purchase shares of common stock of 0 and 22,000 were excluded from the computation of common share equivalents for fiscal 2014 and fiscal 2013, respectively, as the exercise prices of such options were greater than market price of a share of common stock.

The following is a reconciliation of the earnings per share computation for fiscal 2014 and fiscal 2013:

Numerator:	August 31, 2014	August 31, 2013
Net income attributable to NTIC	$4,106,372	$3,366,894

Denominator:
Basic – weighted shares outstanding	4,454,836	4,421,636
Weighted shares assumed upon exercise of stock options	124,662	54,259
Diluted – weighted shares outstanding	4,579,498	4,475,895

Basic earnings per share:	$0.92	$0.76
Diluted earnings per share:	$0.90	$0.75

The dilutive impact summarized above relates to the periods when the average market price of Company stock exceeded the exercise price of the potentially dilutive option securities granted.  Earnings per common share were based on the weighted average number of common shares outstanding during the periods when computing the basic earnings per share.  When dilutive, stock options are included as equivalents using the treasury stock market method when computing the diluted earnings per share. All options outstanding as of August 31, 2014 are dilutive.

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

The 2007 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, stock unit awards, performance awards and stock bonuses to eligible recipients to enable the Company and its subsidiaries to attract and retain qualified individuals through opportunities for equity participation in the Company, and to reward those individuals who contribute to the achievement of the Company’s economic objectives.  Subject to adjustment as provided in the 2007 Plan, up to a maximum of 800,000 shares of the Company’s common stock are issuable under the 2007 Plan.  Options granted under the 2007 Plan generally have a term of ten years and become exercisable over a three- or four-year period beginning on the one-year anniversary of the date of grant.  Options are granted at per share exercise prices equal to the market value of the Company’s common stock on the date of grant. The company issues new shares upon the exercise of options. As of August 31, 2014, only stock options and stock bonuses had been granted under the 2007 Plan.

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

The fair value of option grants is determined at date of grant, using the Black-Scholes option pricing model with the assumptions listed below.  The volatility factor used in the Black-Scholes option pricing model is based on historical stock price fluctuations and the risk-free interest rate is based on U.S. treasury rates appropriate for the expected term.  Dividend yield and expected volatility are estimated using historical amounts that are anticipated to be consistent with current values.  Expected life of the option is based on the life of the option agreements.  Based on these valuations, the Company recognized compensation expense of $454,015 and $306,451 during fiscal 2014 and 2013, respectively, related to the options that vested during such time period.  As of August 31, 2014, the total compensation cost for nonvested options not yet recognized in the Company’s consolidated statements of operations was $286,584.  Stock-based compensation expense of $207,331 is expected to be recognized during fiscal 2015, based on outstanding options as of August 31, 2014.  Future option grants will impact the compensation expense recognized. Stock-based compensation expense is included in general and administrative expense on the consolidated statements of operations.

The Company currently estimates a ten percent forfeiture rate for stock options, but will continue to review this estimate in future periods.

The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions and results for the grants:

	August 31, 2014	August 31, 2013
Dividend yield	0.00%		0.00%
Expected volatility	47.4%		48.0%
Expected life of option (years)	10	5	-	10
Weighted average risk-free interest rate	1.39%		0.71%

Stock option activity during the periods indicated is as follows:

	Number of Shares (#)	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at August 31, 2012	203,873	$10.01
Options granted	118,294	10.25
Options exercised	(37,040)	9.96
Options terminated	(24,500)	13.12

Outstanding at August 31, 2013	260,627	$9.84
Options granted	56,373	14.83
Options exercised	(74,000)	7.82
Options terminated	(4,000)	8.57

Outstanding at August 31, 2014	239,000	$11.66	$2,163,147

Exercisable at August 31, 2014	136,731	$10.83	$1,351,499

The weighted average per share fair value of options granted during fiscal 2014 and fiscal 2013 was $8.57 and $5.53, respectively.  The weighted average remaining contractual life of the options outstanding as of August 31, 2014 and 2013 was 5.92 years and 4.52 years, respectively.

12.           GEOGRAPHIC AND SEGMENT INFORMATION

Net sales by geographic location as a percentage of total consolidated net sales were as follows:

	Fiscal Year Ended August 31,
	2014	2013
Inside the U.S.A. to unaffiliated customers	66.2%	70.7%
Outside the U.S.A. to:
Joint ventures in which the Company is a shareholder directly and indirectly	12.7%	13.4%
Unaffiliated customers	21.1%	15.9%
	100.0%	100.0%

Net sales by geographic location are based on the location of the customer.

Fees for services provided to joint ventures by geographic location as a percentage of total fees for services provided to joint ventures during fiscal 2014 and fiscal 2013 were as follows:

	Fiscal 2014	% of Total Fees for Services Provided to Joint Ventures in Fiscal 2014	Fiscal 2013	% of Total Fees for Services Provided to Joint Ventures in Fiscal 2013
China	$2,118,018	26.0%	$2,063,369	28.1%
Germany	1,032,234	12.7%	1,004,958	13.7%
Japan	669,522	8.2%	723,977	9.8%
Poland	652,291	8.0%	525,282	7.1%
Thailand	604,316	7.4%	621,807	8.4%
France	508,705	6.2%	496,897	6.8%
Sweden	440,117	5.4%	415,547	5.7%
United Kingdom	385,294	4.7%	236,125	3.2%
India	364,918	4.5%	—	0.0%
Finland	355,391	4.4%	321,256	4.4%
Korea	315,916	3.9%	393,307	5.3%
Czech	288,367	3.6%	210,827	2.9%
Other	407,775	5.0%	339,628	4.6%
	$8,142,863	100.0%	$7,352,980	100.0%

The following table sets forth the Company’s net sales for fiscal 2014 and fiscal 2013 by segment:

	Fiscal 2014	Fiscal 2013	$ Change	% Change
ZERUST® net sales	$23,845,288	$20,457,198	$3,388,090	16.6%
Natur-Tec® net sales	2,980,820	2,044,666	936,154	45.8%
Total net sales	$26,826,108	$22,501,864	$4,324,244	19.2%

The following table sets forth the Company’s cost of goods sold for fiscal 2014 and fiscal 2013 by segment:

	Fiscal 2014	% of Product Sales*	Fiscal 2013	% of Product Sales*
Direct cost of goods sold
ZERUST®	$12,941,234	54.3%	$11,408,604	55.8%
Natur-Tec®	2,234,736	75.0%	1,731,398	84.7%
Indirect cost of goods sold	2,627,183	—	2,333,210	—
Total net cost of goods sold	$17,803,153	66.4%	$15,473,212	68.8%

*	The percent of segment sales is calculated by dividing the direct cost of sales for each individual segment category by the net sales for each segment category.

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

The geographical distribution of key financial statement data is as follows:

	At August 31, 2014	At August 31, 2013
Brazil	$1,429,054	$1,419,543
India	363,894
North America	52,264,827	47,634,406
Total assets	$54,057,775	$49,053,949

	Fiscal Year Ended August 31, 2014	Fiscal Year Ended August 31, 2013
Brazil	$3,079,695	$2,394,486
India	581,535	--
North America	23,164,878	20,107,378
Total net sales	$26,826,108	$22,501,864

	Fiscal Year Ended August 31, 2014	Fiscal Year Ended August 31, 2013
Brazil	$231,054	$(273,246)
India	15,132	--
North America	6,448,200	5,238,222
Total operating income	$6,694,386	$4,964,976

Total assets located in Brazil and India primarily consist of cash and cash equivalents, customer receivables and inventory.  These assets are periodically reviewed to assure the net realizable value from the estimated future production based on forecasted sales exceeds the carrying value of the assets.

13.           RETIREMENT PLAN

The Company has a 401(k) employee savings plan.  Employees who meet certain age and service requirements may elect to contribute up to 15% of their salaries.  The Company typically contributes the lesser of 50% of the participant’s contributions or 3.5% of the employee’s salary.  The Company recognized expense for the savings plan of $188,207 and $175,016 for fiscal 2014 and fiscal 2013, respectively.

14.           RELATED PARTY TRANSACTIONS

During fiscal 2014 and fiscal 2013, the Company made consulting payments totaling $100,000 per year to Bioplastic Polymers LLC, an entity owned by Ramani Narayan, Ph.D., a director of the Company, and paid royalties of $14,388 and $10,244, respectively, based on net sales of the Company’s bioplastics products.

15.           INCOME TAXES

The provision for income taxes for the fiscal years ended August 31, 2014 and 2013 consists of the following:

	Fiscal Year Ended August 31,
	2014	2013
Current:
Federal	$—	$—
State	19,000	8,000
Foreign	1,200,000	731,000
	1,219,000	739,000
Deferred:
Federal	(89,000)	118,000
State	(6,000)	7,000
Foreign	—	—
	(95,000)	125,000
	$1,124,000	$864,000

Reconciliations of the expected federal income tax at the statutory rate with the provisions for income taxes for the fiscal years ended August 31, 2014 and 2013 are as follows:

	Fiscal Year Ended August 31,
	2014	2013
Tax computed at statutory rates	$2,265,000	$1,910,000
State income tax, net of federal benefit	13,000	15,000
Tax effect on equity in (income) loss of international joint ventures	(2,055,000)	(1,781,000)
Tax effect on dividends received from joint ventures	3,285,000	1,732,000
Tax effect of foreign operations	1,131,000	807,000
Foreign tax credit	(3,710,000)	(2,524,000)
Research and development credit	(88,000)	(364,000)
Valuation allowance	687,000	1,635,000
Tax-exempt income	-	(230,000)
Non-controlling interest in partnership income	(440,000)	(425,000)
Other	36,000	89,000
	$1,124,000	$864,000

The Company has not provided U.S. income taxes or foreign withholding taxes with respect to its portion of the cumulative undistributed earnings of foreign joint ventures that are essentially permanent in duration.  The Company’s portion of the cumulative undistributed earnings of foreign joint ventures that are essentially permanent in duration were $20,540,523 and $22,281,510 at August 31, 2014 and 2013, respectively.  If some or all of the undistributed earnings of the joint ventures are remitted to the Company in the future, income taxes, if any, after the application of foreign tax credits will be provided at that time.  To the extent undistributed earnings of the Company’s joint ventures are distributed in the future, it is not expected to result in any material additional income tax liability after the application of foreign tax credits.

The tax effect of the temporary differences and tax carryforwards comprising the net deferred taxes shown on the consolidated balance sheets at August 31, 2014 and 2013 are as follows:

	August 31,
	2014	2013
Current:
Accrued bonus	$524,000	$277,300
Allowance for doubtful accounts	14,500	7,200
Inventory costs	100,800	24,600
Prepaid expenses and other	(40,600)	(31,200)
Other accrued expenses	86,800	85,500
Deferred joint venture expenses	104,100	104,100
Total current	$789,600	$467,500

Noncurrent:
Property and equipment	$(171,200)	$(165,100)
Goodwill	27,300	35,200
Other intangible assets	825,200	914,000
Nonqualified stock options	260,400	248,500
Capital loss carryforward	50,900	-
Foreign tax credit carryforward	4,141,100	4,253,900
Research and development credit	1,910,800	1,823,200
New hire retention credit	10,600	10,600
	7,055,100	7,120,300
Valuation allowance	(6,113,400)	(6,086,100)
Total noncurrent	$941,700	$1,034,200

At August 31, 2014, the Company had foreign tax credit carryforwards of approximately $4,141,100, of which approximately $602,900 will expire if not utilized by August 31, 2015.  In addition, the Company had federal and state tax credit carryforwards of $1,921,400  at August 31, 2014 which begin to expire in fiscal 2019.  These federal and state tax credit carryforwards consist primarily of federal and Minnesota research and development credit carryforwards. The Company also has capital loss carryforwards of $50,900 at August 31, 2014 which begin to expire in fiscal 2019.

As of August 31, 2014, the Company recorded a valuation allowance of $4,141,100 with respect to the foreign tax credit carryforwards.  In addition, the Company has recorded a valuation allowance of $1,919,800 with respect to federal and state tax credit carryforwards, and $50,900 with respect to capital loss carryforwards.

As of August 31, 2013, the Company recorded a valuation allowance of $4,253,900 with respect to the foreign tax credit carryforwards.  In addition, the Company has recorded a valuation allowance of $1,832,200 with respect to federal and state tax credit carryforwards.

The Company records a tax valuation allowance to reduce deferred tax assets to the amount expected to be realized when it is more likely than not that some portion or all of its deferred tax assets will not be realized.  The Company determined based on all available evidence, including historical data and projections of future results, that it is more likely than not that all of its deferred tax assets, except for its foreign tax credit carryforward, federal and Minnesota research and development credit carryforwards, and capital loss carryforwards will be fully realized.  The Company determined that its deferred tax asset related to foreign tax credit carryforwards will not be realized due to insufficient federal taxable income within the carryforward period and the fact that for ordering purposes the foreign tax credit carryforwards are not allowed to be used until after any current year foreign tax credits are utilized.  In addition, based on historical data and future projections, the Company determined that it is more likely than not that its deferred tax asset related to federal and Minnesota research and development credit carryforwards will not be realized due to insufficient federal and Minnesota taxable income within the carryforward period after considering the foreign tax credit usage.  The Company determined that it is more likely than not that its deferred tax asset related to capital loss carryforwards will not be realized due to lack of available capital gains required to realize the capital loss carryforwards.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits:

	Fiscal Year Ended August 31,
	2014	2013
Gross unrecognized tax benefits – beginning balance	$170,000	$131,000
Gross increases - prior period tax positions	2,000	19,000
Gross increases – current period tax positions	8,000	20,000
Gross unrecognized tax benefits – ending balance	$180,000	$170,000

The entire amount of unrecognized tax benefits would affect the effective tax rate.  It is not expected that the amount of unrecognized tax benefits will change significantly in the next 12 months.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the Company’s income tax provision.  Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheet.  There was no liability for the payment of interest and penalties at both August 31, 2014 and August 31, 2013.

The Company is subject to taxation in the United States and various states and foreign jurisdictions.  With few exceptions, as of August 31, 2014, the Company is no longer subject to federal, state, local, or foreign examinations by tax authorities for years prior to August 31, 2011.

16.           COMMITMENTS AND CONTINGENCIES

On August 19, 2014, the Compensation Committee of the Board of Directors of the Company approved the material terms of an annual bonus plan for the Company’s executive officers as well as certain officers and employees for the fiscal year ending August 31, 2015.  For fiscal 2015 as in past years, the total amount available under the bonus plan for all plan participants, including executive officers, is dependent upon the Company’s earnings before interest, taxes and other income, as adjusted to take into account amounts to be paid under the bonus plan and certain other adjustments (Adjusted EBITOI).  Each plan participant’s percentage of the overall bonus pool is based upon the number of plan participants, the individual’s annual base salary and the individual’s position and level of responsibility within the company.  In the case of each of the Company’s executive officer participants, 75% of the amount of their individual bonus payout will be determined based upon the Company’s actual EBITOI for fiscal 2015 compared to a pre-established target EBITOI for fiscal 2015 and 25% of the payout will be determined based upon such executive officer’s achievement of certain pre-established individual performance objectives.  The payment of bonuses under the plan are discretionary and may be paid to executive officer participants in both cash and shares of NTIC common stock, the exact amount and percentages will be determined by the Company’s Board of Directors, upon recommendation of the Compensation Committee, after the completion of the Company’s consolidated financial statements for fiscal 2015.

On August 22, 2013, the Compensation Committee of the Board of Directors of the Company approved the material terms of an annual bonus plan for the Company’s executive officers as well as certain officers and employees for the fiscal year ending August 31, 2014.  For fiscal 2014, as in past years, the total amount available under the bonus plan for all plan participants, including executive officers, was dependent upon the Company’s Adjusted EBITOI.  Each plan participant’s percentage of the overall bonus pool was based upon the number of plan participants, the individual’s annual base salary and the individual’s position and level of responsibility within the company.  In the case of each of the Company’s executive officer participants, 75% of the amount of their individual bonus payout was determined based upon the Company’s actual EBITOI for fiscal 2014 compared to a pre-established target EBITOI for fiscal 2014 and 25% of the payout was determined based upon such executive officer’s achievement of certain pre-established individual performance objectives.  The payment of bonuses under the plan were discretionary.

Accrued bonuses as of August 31, 2014 were $1,460,000 under the fiscal 2014 bonus plan. There were $959,000 in accrued bonuses under the prior fiscal year bonus plan as of August 31, 2013.

On July 14, 2014, the Company entered into a purchase and sale agreement with Glenwillow Holdings, LLC pursuant to which the Company agreed to purchase certain real property and a building located on such real property located in Beachwood, Ohio, for the purchase price of $1,100,000.  This purchase was completed on August 20, 2014 and was paid in cash.

NTIC leases approximately 17,000 square feet of office, manufacturing, laboratory and warehouse space located in Beachwood, Ohio.  The monthly rental payments are $17,500, which are adjusted annually according to the annual consumer price index, through November 2014.   It is anticipated that this lease will terminate upon its expiration in December 2014.

Three joint ventures (consisting of the Company’s joint ventures in Korea, China and Thailand) accounted for 62.9% of the Company’s trade joint venture receivables at August 31, 2014 and two joint ventures (consisting of the Company’s joint venues in Korea and India) accounted for 49.0% of the Company’s trade joint venture receivables at August 31, 2013.

From time to time, the Company is subject to various claims and legal actions in the ordinary course of its business.  The Company records a liability in its consolidated financial statements for costs related to claims, including future legal costs, settlements and judgments, where the Company has assessed that a loss is probable and an amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range, the Company records the most probable estimate of the loss or the minimum amount when no amount within the range is a better estimate than any other amount. The Company discloses a contingent liability even if the liability is not probable or the amount is not estimable, or both, if there is a reasonable possibility that material loss may be have been incurred. In the opinion of management, as of August 31, 2014, the amount of liability, if any, with respect to these matters, individually or in the aggregate, will not materially affect the Company’s consolidated results of operations, financial position or cash flows.

17.           STATEMENTS OF CASH FLOWS

Supplemental disclosures of cash flow information for the fiscal years ended August 31, 2014 and 2013 consist of:

	Fiscal Year Ended August 31,
	2014	2013
Cash paid during the year for income tax	$—	$—
Cash paid during the year for interest	47,322	52,215
Note receivable issued for sale of joint venture	245,594	—

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

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurements Using Inputs Considered as
	Fair value as of August 31, 2014	Level 1	Level 2	Level 3
Available for sale securities	$5,519,766	$5,519,766	$—	$—
Cash equivalents	500,234	500,234	—	—
Total	$6,020,000	$6,020,000	$—	$—

		Fair Value Measurements Using Inputs Considered as
	Fair value as of August 31, 2013	Level 1	Level 2	Level 3
Cash equivalents	$1,020,000	$1,020,000	$—	$—

Valuation Techniques

Financial assets that are classified as Level 1 securities include cash equivalents and as of August 31, 2014, available for sale securities. These are valued using quoted market prices in an active market.

The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the end of the fiscal quarter in which the actual event or change in circumstances that caused the transfer occurs. There were no transfers between Level 1, Level 2, or Level 3 during the fiscal years ended August 31, 2014 or August 31, 2013. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement.

19.           QUARTERLY INFORMATION (UNAUDITED)

	Fiscal Quarter Ended
	November 30	February 28	May 31	August 31
Fiscal year 2014:
Net sales	$6,309,100	$6,219,008	$6,920,820	$7,377,180
Gross profit	2,151,069	2,167,175	2,251,498	2,453,213
Income before income tax expense	1,502,418	1,643,828	1,759,537	1,757,291
Income tax expense	198,000	259,759	361,280	305,623
Net income	1,304,418	1,384,069	1,398,257	1,451,668
Net income attributable to non-controlling interests	445,832	359,025	418,040	209,143
Net income attributable to NTIC	858,586	1,025,044	980,217	1,242,527

Net income per share:
Basic	$0.19	$0.23	$0.22	$0.28
Diluted	$0.19	$0.22	$0.21	$0.27

Weighted average common shares assumed outstanding:
Basic	4,434,770	4,434,837	4,461,880	4,487,478
Diluted	4,552,669	4,579,603	4,590,344	4,592,208

	Fiscal Quarter Ended
	November 30	February 28	May 31	August 31
Fiscal year 2013:
Net sales	$5,291,747	$5,246,350	$5,877,033	$6,086,734
Gross profit	1,600,775	1,612,437	1,822,669	1,992,771
Income before income tax expense	892,536	985,155	1,445,769	2,294,041
Income tax expense	134,000	240,000	158,000	332,000
Net income	758,536	745,155	1,287,769	1,962,041
Net income attributable to non-controlling interests	368,914	310,745	360,657	346,291
Net income attributable to NTIC	389,622	434,410	927,112	1,615,750

Net income per share:
Basic	$0.09	$0.10	$0.21	$0.37
Diluted	$0.09	$0.10	$0.21	$0.36

Weighted average common shares assumed outstanding:
Basic	4,406,205	4,418,821	4,421,379	4,431,948
Diluted	4,440,436	4,485,076	4,468,861	4,501,017

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.	CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control over Financial Reporting

NTIC’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of NTIC’s Chief Executive Officer and Chief Financial Officer, NTIC’s management conducted an evaluation of the effectiveness of NTIC’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, NTIC’s management concluded that NTIC’s internal control over financial reporting was effective as of August 31, 2014.

The report of Baker Tilly Virchow Krause, LLP, NTIC’s independent registered public accounting firm, regarding the effectiveness of NTIC’s internal control over financial reporting is included in this report in “Part II. Item 8, Financial Statements and Supplementary Data” under “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control over Financial Reporting

There was no change in NTIC’s internal control over financial reporting that occurred during the quarter ended August 31, 2014 that has materially affected, or is reasonably likely to materially affect NTIC’s internal control over financial reporting.

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

Section 16(a) Beneficial Ownership Reporting Compliance

The information in the “Stock Ownership—Section 16(a) Beneficial Ownership Reporting Compliance” section of NTIC’s definitive proxy statement to be filed with the Securities and Exchange Commission with respect to NTIC’s next annual meeting of stockholders, which involves the election of directors, is incorporated in this annual report on Form 10-K by reference.

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

Changes to Nomination Procedures

During the fourth quarter of fiscal year ended August 31, 2014, NTIC made no material changes to the procedures by which stockholders may recommend nominees to NTIC’s Board of Directors, as described in NTIC’s most recent proxy statement.

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

Stock Ownership

The information in the “Stock Ownership—Beneficial Ownership of Significant Stockholders and Management” section of NTIC’s definitive proxy statement to be filed with the Securities and Exchange Commission with respect to NTIC’s next annual meeting of stockholders, which involves the election of directors, is incorporated in this annual report on Form 10-K by reference.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes outstanding options and other awards under NTIC’s equity compensation plans as of August 31, 2014.  NTIC’s equity compensation plans as of August 31, 2014 were the Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan and the Northern Technologies International Corporation Employee Stock Purchase Plan.  Except for automatic annual grants of options to purchase 4,000 shares of NTIC common stock to NTIC’s directors in consideration for their services as directors of NTIC, an automatic annual grant of an option to purchase 2,000 shares of NTIC common stock to NTIC’s Chairman of the Board in consideration for his services as Chairman on the first day of each fiscal year and automatic initial grants of options to purchase a pro rata portion of 4,000 shares of NTIC common stock to NTIC’s new directors in consideration for their services as directors of NTIC, options and other awards granted in the future under the Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan are within the discretion of the Board of Directors and the Compensation Committee of the Board of Directors and therefore cannot be ascertained at this time.

	(a)		(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	239,000	(1)(2)	$11.66	369,277	(3)

Equity compensation plans not approved by security holders	—		—	—
Total	239,000	(1)(2)	$11.66	369,277	(3)
___________________
(1)
Amount includes shares of NTIC common stock issuable upon the exercise of stock options outstanding as of August 31, 2014 under the Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan.

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

(3)
Amount includes 306,860 shares remaining available at August 31, 2014 for future issuance under Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan and 62,417 shares available at August 31, 2014 for future issuance under the Northern Technologies International Corporation Employee Stock Purchase Plan.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in the “Related Person Relationships and Transactions” and “Corporate Governance—Director Independence” sections of NTIC’s definitive proxy statement to be filed with the Securities and Exchange Commission with respect to NTIC’s next annual meeting of stockholders, which involves the election of directors, is incorporated in this annual report on Form 10-K by reference.

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

F.	Material Terms of Northern Technologies International Corporation Annual Bonus Plan (filed herewith).

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

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

November 14, 2014	By:	/s/ G. Patrick Lynch
G. Patrick Lynch
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on the dates and in the capacities indicated.

Name	Title	Date

/s/ G. Patrick Lynch	President and Chief Executive Officer and Director	November 14, 2014
G. Patrick Lynch	(principal executive officer)

/s/ Matthew C. Wolsfeld, CPA	Chief Financial Officer and Corporate Secretary	November 14, 2014
Matthew C. Wolsfeld, CPA	(principal financial and accounting officer)

/s/ Richard J. Nigon	Chairman of the Board	November 3, 2014
Richard J. Nigon

/s/ Barbara D. Colwell	Director	November 3, 2014
Barbara D. Colwell

/s/ Soo Keong Koh	Director	November 3, 2014
Soo Keong Koh

/s/ Sunggyu Lee, Ph.D.	Director	November 3, 2014
Sunggyu Lee, Ph.D.

/s/ Ramani Narayan, Ph.D.	Director	November 3, 2014
Ramani Narayan, Ph.D.

/s/ Konstantin von Falkenhausen	Director	November 3, 2014
Konstantin von Falkenhausen

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED AUGUST 31, 2014

Item No.	Item	Method of Filing
3.1	Restated Certificate of Incorporation of Northern Technologies International Corporation	Incorporated by reference to Exhibit 3.1 to NTIC’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2009 (File No. 001-11038)

3.2	Amended and Restated Bylaws of Northern Technologies International Corporation	Incorporated by reference to Exhibit 3.1 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 24, 2008 (File No. 001-11038)

4.1	Specimen Stock Certificate Representing Common Stock of Northern Technologies International Corporation	Incorporated by reference to Exhibit 4.1 to NTIC’s Registration Statement on Form 10 (File No. 001-19331)

10.1	Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 24, 2011 (File No. 001-11038)

10.2	Form of Incentive Stock Option Agreement for Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan	Incorporated by reference to Exhibit 10.2 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 24, 2011 (File No. 001-11038)

10.3	Form of Non-Statutory Stock Option Agreement for Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan	Incorporated by reference to Exhibit 10.3 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 24, 2011 (File No. 001-11038)

10.4	Form of Restricted Stock Agreement for Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan	Incorporated by reference to Exhibit 10.4 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 24, 2011 (File No. 001-11038)

10.5	Northern Technologies International Corporation Employee Stock Purchase Plan	Incorporated by reference to Exhibit 10.11 to NTIC’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 2006 (File No. 001-11038)

Item No.	Item	Method of Filing
10.6	Material Terms of Northern Technologies International Corporation Annual Bonus Plan	Filed herewith

10.7	Form of Indemnification Agreement between Northern Technologies International Corporation and its Directors and Officers	Incorporated by reference to Exhibit 10.1 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 24, 2008 (File No. 001-11038)

10.8	Agreement dated as of May 25, 2009 between Northern Technologies International Corporation and Sunggyu Lee, Ph.D.	Incorporated by reference to Exhibit 10.2 to NTIC’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2009 (File No. 001-11038)

10.9	Description of Non-Employee Director Compensation Arrangements	Filed herewith

10.10	Executive Employment Agreement dated as of November 18, 2011 between Northern Technologies International Corporation and G. Patrick Lynch	Incorporated by reference to Exhibit 10.13 to NTIC’s Annual Report on Form 10-K for the fiscal year ended August 31, 2011 (File No. 001-11038)

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
Incorporated by reference to Exhibit 10.16 to NTIC’s Annual Report on Form 10-K for the fiscal year ended August 31, 2011 (File No. 001-11038)

10.14	Amended and Restated Committed Line of Credit Note dated as of January 10, 2011 issued by Northern Technologies International Corporation to PNC Bank, National Association	Incorporated by reference to Exhibit 10.2 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 12, 2011 (File No. 001-11038)

10.15	Loan Agreement dated as of January 10, 2011 between Northern Technologies International Corporation and PNC Bank, National Association	Incorporated by reference to Exhibit 10.6 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 12, 2011 (File No. 001-11038)

Item No.	Item	Method of Filing
10.16	Waiver and First Amendment to Loan Documents dated as of January 10, 2012 between Northern Technologies International Corporation and PNC Bank, National Association	Incorporated by reference to Exhibit 10.6 to NTIC’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2011 (File No. 001-11038)

10.17	Waiver and Second Amendment to Loan Documents dated December 11, 2012 between Northern Technologies International Corporation and PNC Bank, National Association	Incorporated by reference to Exhibit 10.1 to NTIC’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2012 (File No. 001-11038)

10.18	Letter dated December 31, 2013 to Northern Technologies International Corporation from PNC Bank, National Association	Incorporated by reference to Exhibit 10.1 to NTIC’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2014 (File No. 001-11038)

10.19	Purchase and Sale Agreement dated as of July 14, 2014 between Northern Technologies International Corporation and Glenwillow Holdings, LLC	Incorporated by reference to Exhibit 10.1 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 15, 2014 (File No. 001-11038)

14.1	Code of Ethics	Incorporated by reference to Exhibit 14.1 to NTIC’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 2004 (File No. 001-11038)

21.1	Subsidiaries of the Registrant	Filed herewith

23.1	Consent of Baker Tilly Virchow Krause, LLP	Filed herewith

31.1	Certification of President and Chief Executive Officer Pursuant to SEC Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

Item No.	Item	Method of Filing
32.1	Certification of President and Chief Executive Officer Pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of Chief Financial Officer Pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101
The following materials from Northern Technologies International Corporation’s Annual Report on Form 10-K for the fiscal year ended August 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Financial Statements
Filed herewith