Form 10-Q
period 2014-11-30
NORTHERN TECHNOLOGIES INTERNATIONAL CORP
filed 2015-01-08
CIK 875582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
______________________________

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES ☐   NO ☒

As of January 5, 2015, there were 4,521,883 shares of common stock of the registrant outstanding.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
FORM 10-Q
November 30, 2014

_________________

This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by those sections.  For more information, see “Part I. Financial Information – Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements.”

i

_________________

As used in this report, references to “NTIC,” the “Company,” “we,” “our” or “us,” unless the context otherwise requires, refer to Northern Technologies International Corporation and its wholly owned subsidiaries, NTI Facilities, Inc. and Northern Technologies Holding Company, LLC, and its majority owned subsidiaries, Zerust Prevenção de Corrosão S.A., NTI Asean LLC and Natur-Tec India Private Limited, all of which are consolidated on NTIC’s consolidated financial statements.

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

As used in this report, references to “EXCOR” refer to NTIC’s joint venture in Germany, Excor Korrosionsschutz – Technologien und Produkte GmbH.

As used in this report, references to “NTIC China” refer to NTIC’s newly formed wholly owned subsidiary in China, NTIC (Shanghai) Co., Ltd.

All trademarks, trade names or service marks referred to in this report are the property of their respective owners.

ii

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS AS OF NOVEMBER 30, 2014 (UNAUDITED)
AND AUGUST 31, 2014 (AUDITED)

	November 30, 2014	August 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,598,739	$2,477,017
Available for sale securities	4,024,599	5,519,766
Receivables:
Trade excluding joint ventures, less allowance for doubtful accounts of $40,000 at November 30, 2014 and August 31, 2014, respectively	3,350,630	3,596,247
Trade joint ventures	552,714	951,286
Fees for services provided to joint ventures	2,769,231	2,612,899
Income taxes	139,606	762
Inventories	5,640,028	5,961,399
Prepaid expenses	755,454	411,226
Deferred income taxes	789,364	789,364
Total current assets	20,620,365	22,319,966

PROPERTY AND EQUIPMENT, NET	6,803,143	6,477,987

OTHER ASSETS:
Investments in joint ventures	23,302,301	22,961,989
Deferred income taxes	943,279	943,279
Patents and trademarks, net	1,228,181	1,197,700
Other	150,733	156,854
Total other assets	25,624,494	25,259,822
Total assets	$53,048,002	$54,057,775

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	2,139,655	2,225,029
Accrued liabilities:
Payroll and related benefits	1,032,766	1,847,246
Deferred joint venture royalties	288,000	288,000
Other	102,614	106,380
Total current liabilities	3,563,035	4,466,655

COMMITMENTS AND CONTINGENCIES (Note 13)

EQUITY:
Preferred stock, no par value; authorized 10,000 shares; none issued and outstanding	—	—
Common stock, $0.02 par value per share; authorized 10,000,000 shares; issued and outstanding 4,521,883 and 4,504,552, respectively	90,438	90,092
Additional paid-in capital	12,942,167	12,676,546
Retained earnings	33,741,565	32,733,300
Accumulated other comprehensive (loss) income	(951,151)	253,925
Stockholders’ equity	45,823,019	45,753,863
Non-controlling interest	3,661,948	3,837,257
Total equity	49,484,967	49,591,120
Total liabilities and equity	$53,048,002	$54,057,775

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2014 AND 2013

	Three Months Ended
	November 30, 2014	November 30, 2013
NET SALES:
Net sales, excluding joint ventures	$6,480,991	$5,605,018
Net sales, to joint ventures	733,104	704,082
Total net sales	7,214,095	6,309,100

Cost of goods sold	4,806,611	4,158,031
Gross profit	2,407,484	2,151,069

JOINT VENTURE OPERATIONS:
Equity in income of joint ventures	1,606,683	1,427,748
Fees for services provided to joint ventures	2,133,670	2,109,648
Total joint venture operations	3,740,353	3,537,396

OPERATING EXPENSES:
Selling expenses	1,394,887	1,318,886
General and administrative expenses	1,538,262	1,387,496
Expenses incurred in support of joint ventures	527,117	329,264
Research and development expenses	1,049,913	1,138,520
Total operating expenses	4,510,179	4,174,166

OPERATING INCOME	1,637,658	1,514,299

INTEREST INCOME	15,127	1,789
INTEREST EXPENSE	(5,005)	(13,670)

INCOME BEFORE INCOME TAX EXPENSE	1,647,780	1,502,418

INCOME TAX EXPENSE	183,684	198,000

NET INCOME	1,464,096	1,304,418

NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	455,831	445,832

NET INCOME ATTRIBUTABLE TO NTIC	$1,008,265	$858,586

NET INCOME ATTRIBUTABLE TO NTIC PER COMMON SHARE:
Basic	$0.22	$0.19
Diluted	$0.22	$0.19

WEIGHTED AVERAGE COMMON SHARES ASSUMED OUTSTANDING:
Basic	4,518,973	4,434,770
Diluted	4,659,621	4,552,669

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPRENSIVE INCOME (LOSS) (UNAUDITED)
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2014 AND 2013

	Three Months Ended
	November 30, 2014	November 30, 2013

NET INCOME	$1,464,096	$1,304,418
OTHER COMPREHENSIVE (LOSS) INCOME – FOREIGN CURRENCY TRANSLATION ADJUSTMENT	(1,276,216)	521,573

COMPREHENSIVE INCOME	187,880	1,825,991
COMPREHENSIVE INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	384,691	458,599
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO NTIC	$(196,811)	$1,367,392

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED NOVEMBER 30, 2014 AND 2013

	Three Months Ended
	November 30, 2014	November 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,464,096	$1,304,418
Adjustments to reconcile net income to net cash used in operating activities:
Stock-based compensation	143,897	127,927
Depreciation expense	117,690	116,690
Amortization expense	21,916	21,434
Loss on disposal of assets	12,561	2,178
Loss on impairment of joint venture	—	50,000
Equity in income from joint ventures	(1,606,683)	(1,477,748)
Increase in allowance for doubtful accounts	—	10,000
Changes in current assets and liabilities:
Receivables:
Trade, excluding joint ventures	163,824	(302,098)
Trade, joint ventures	398,572	112,869
Fees for services provided to joint ventures	(156,332)	(374,345)
Income taxes	(154,937)	52,837
Inventories	276,298	(309,071)
Prepaid expenses and other	(338,643)	(293,493)
Accounts payable	(18,080)	546,639
Income tax payable	10,821	320
Accrued liabilities	(804,762)	203,699
Net cash used in operating activities	(469,762)	(207,744)

CASH FLOWS FROM INVESTING ACTIVITIES:
Dividends received from joint ventures	85,641	12,500
Additions to property and equipment	(470,711)	(166,299)
Proceeds from the sale of available for sale securities	1,495,167	—
Additions to patents	(52,397)	(58,639)
Net cash provided by (used in) investing activities	1,057,700	(212,438)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable	—	(19,030)
Dividend received by non-controlling interest	(560,000)	—
Proceeds from employee stock purchase plan	22,620	21,255
Proceeds from exercise of stock options	99,450	7,650
Net cash (used in) provided by financing activities	(437,930)	9,875

EFFECT OF EXCHANGE RATE CHANGES ON CASH:	(28,286)	3,420

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	121,722	(406,887)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,477,017	4,314,258

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,598,739	$3,907,371

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.           INTERIM FINANCIAL INFORMATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all necessary adjustments, which are of a normal recurring nature, and present fairly the consolidated financial position of Northern Technologies International Corporation and its subsidiaries (the Company) as of November 30, 2014 and August 31, 2014 and the results of their operations for the three months ended November 30, 2014 and 2013 and their cash flows for the three months ended November 30, 2014 and 2013, in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).

These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s annual report on Form 10-K for the fiscal year ended August 31, 2014.  These consolidated financial statements also should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section appearing in this report.

Operating results for the three months ended November 30, 2014 are not necessarily indicative of the results that may be expected for the full fiscal year ending August 31, 2015.

The Company evaluates events occurring after the date of the consolidated financial statements requiring recording or disclosure in the consolidated financial statements.

2.           RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

In May 2014, the Financial Accounting Standards Board (FASB) issued revised guidance on revenue recognition.  The standard provides a single revenue recognition model which is intended to improve comparability over a range of industries, companies and geographical boundaries and will also result in enhanced disclosures.  The changes are effective for the Company’s fiscal year ended August 31, 2017, and interim periods within that year.  The Company is currently reviewing the revised guidance and assessing the potential impact on its consolidated financial statements.

3.           INVENTORIES

Inventories consisted of the following:

	November 30, 2014	August 31, 2014
Production materials	$1,318,661	$1,242,649
Finished goods	4,321,367	4,718,750
	$5,640,028	$5,961,399

4.           PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	November 30, 2014	August 31, 2014
Land	$310,365	$310,365
Buildings and improvements	5,938,436	5,695,268
Machinery and equipment	3,675,552	3,713,145
	9,924,353	9,718,778
Less accumulated depreciation	(3,121,211)	(3,240,791)
	$6,803,143	$6,477,987

5.           PATENTS AND TRADEMARKS, NET

Patents and trademarks, net consisted of the following:

	November 30, 2014	August 31, 2014
Patents and trademarks	$2,340,237	$2,287,840
Less accumulated amortization	(1,112,056)	(1,090,140)
	$1,228,181	$1,197,700

Patent and trademark costs are amortized over seven years.  Costs incurred related to patents and trademarks are capitalized until filed and approved, at which time the amounts capitalized to date are amortized and any further costs, including maintenance costs, are expensed as incurred.  Amortization expense is estimated to approximate $80,000 in each of the next five fiscal years.

6.           INVESTMENTS IN JOINT VENTURES

The financial statements of the Company’s foreign joint ventures are initially prepared using the accounting principles accepted in the respective joint ventures’ countries of domicile.  Amounts related to foreign joint ventures reported in the below tables and the accompanying consolidated financial statements have subsequently been adjusted to conform with accounting principles generally accepted in the United States of America in all material respects.  All material profits recorded on sales from the Company to its joint ventures have been eliminated for financial reporting purposes.

Financial information from the audited and unaudited financial statements of the Company’s joint venture in Germany, Excor Korrosionsschutz – Technologien und Produkte GmbH (EXCOR), joint venture in China and all of the Company’s other joint ventures, are summarized as follows:

	At November 30, 2014
	Total	EXCOR	China	All Other
Current assets	$63,676,926	$25,235,772	$10,271,450	$28,169,704
Total assets	67,341,357	27,164,361	10,289,207	29,887,789
Current liabilities	18,187,978	3,334,169	4,665,093	10,188,716
Noncurrent liabilities	2,497,563	—	868,779	1,628,784
Joint ventures’ equity	46,655,816	23,830,192	4,755,335	18,070,289
Northern Technologies International Corporation’s share of joint ventures’ equity	23,302,301	11,915,098	2,377,668	9,009,535
Northern Technologies International Corporation’s share of joint ventures’ undistributed earnings	$21,178,153	$11,884,193	$2,327,668	$6,966,292

	At August 31, 2014
	Total	EXCOR	China	All Other
Current assets	$61,491,957	$24,361,157	$9,774,680	$27,356,120
Total assets	65,466,964	26,652,165	9,793,803	29,020,996
Current liabilities	17,542,634	3,512,143	4,438,380	9,592,111
Noncurrent liabilities	1,929,488	—	868,377	1,061,111
Joint ventures’ equity	45,994,842	23,140,022	4,487,046	18,367,775
Northern Technologies International Corporation’s share of joint ventures’ equity	22,961,989	11,570,013	2,243,524	9,148,452
Northern Technologies International Corporation’s share of joint ventures’ undistributed earnings	$20,540,523	$11,539,108	$2,193,524	$6,807,891

	Three Months Ended November 30, 2014
	Total	EXCOR	China	All Other
Net sales	$29,120,852	$9,524,270	$3,735,457	$15,861,125
Gross profit	14,035,784	4,974,751	1,783,673	7,277,360
Net income	3,184,570	1,956,191	265,648	962,731
Northern Technologies International Corporation’s share of equity in income of joint ventures	$1,606,683	$978,096	$132,824	$495,763

	Three Months Ended November 30, 2013
	Total	EXCOR	China	All Other
Net sales	$29,661,218	$9,476,403	$4,294,138	$15,890,677
Gross profit	14,166,070	5,063,662	2,016,809	7,085,599
Net income	2,837,565	1,853,307	298,708	685,550
Northern Technologies International Corporation’s share of equity in income of joint ventures	$1,427,748	$926,654	$149,354	$351,740

The Company records expenses that are directly attributable to the joint ventures on its consolidated statements of operations in the line item “Expenses incurred in support of joint ventures.”  The expenses include items such as employee compensation and benefit expenses, travel expense and consulting expense.

The Company did not make any joint venture investments during the three months ended November 30, 2014 and 2013.  See note 15 for developments subsequent to period end.

On November 30, 2013, the Company agreed to sell its indirect ownership interest in Mütec GmbH (Mütec), the Company’s former joint venture in Germany which manufactures proprietary electronic sensing instruments.  Since the purchase price paid to the Company was less than the book value of the Company’s investment in Mütec, the Company recognized a $50,000 impairment charge during the three months ended November 30, 2013, which is included in the consolidated statements of operations in the line item “Equity income of joint ventures.”  In connection with the transaction, the owner of Mütec borrowed $168,000 from the Company to be repaid over four years with no interest. As of November 30, 2014 and August 31, 2014, $150,733 and $156,854 was due to the Company related to this transaction.

7.           CORPORATE DEBT

As of November 30, 2013, Northern Technologies Holding Company, LLC (NTI LLC) had a term loan with a principal amount of $914,384 outstanding that NTI LLC obtained from PNC Bank, National Association (PNC Bank) in connection with the purchase of the Company’s corporate headquarters in September 2006.  This term loan was repaid in full on January 3, 2014.

The Company has a revolving line of credit with PNC Bank of $3,000,000.  No amounts were outstanding under the line of credit as of both November 30, 2014 and August 31, 2014.  At the option of the Company, outstanding advances under the line of credit bear interest at either (a) an annual rate based on LIBOR plus 2.15% for the applicable LIBOR interest period selected by the Company or (b) at the rate publicly announced by PNC Bank from time to time as its prime rate. Interest is payable in arrears (a) for the portion of advances bearing interest under the prime rate on the last day of each month during the term thereof and (b) for the portion of advances bearing interest under the LIBOR option on the last day of the respective LIBOR interest period selected for such advance.  Any unpaid interest is payable on the maturity date.  The revolving line of credit is secured by cash, receivables and inventory.

The line of credit is governed under a loan agreement.  The loan agreement contains standard covenants, including affirmative financial covenants, such as the maintenance of a minimum fixed charge coverage ratio, and negative covenants, which, among other things, limit the incurrence of additional indebtedness, loans and equity investments, disposition of assets, mergers and consolidations and other matters customarily restricted in such agreements.  Under the loan agreement, the Company is subject to a minimum fixed charge coverage ratio of 1.10:1.00.  As of November 30, 2014, the Company was in compliance with all debt covenants.

On January 5, 2015, PNC Bank extended the maturity date of the line of credit from January 7, 2015 to January 7, 2016.  All other terms of the line of credit and the loan agreement and other documents evidencing the line of credit remain the same.

8.           STOCKHOLDERS’ EQUITY

During the three months ended November 30, 2014, the Company did not purchase or retire any shares of its common stock.  The following stock options to purchase shares of common stock were exercised during the three months ended November 30, 2014:

Options Exercised	Exercise Price
18,000	$ 7.65

The Company granted stock options under the Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan (the 2007 Plan) to purchase an aggregate of 45,067 shares of its common stock to various employees and directors during the three months ended November 30, 2014.  The weighted average per share exercise price of the stock options is $20.10, which is equal to the fair market value of the Company’s common stock on the date of grant.

During the three months ended November 30, 2013, the Company did not purchase or retire any shares of its common stock.  The following stock options to purchase shares of common stock were exercised during the three months ended November 30, 2013:

Options Exercised	Exercise Price
1,000	$ 7.65

The Company granted stock options under the 2007 Plan to purchase an aggregate of 56,373 shares of its common stock to various employees and directors during the three months ended November 30, 2013.  The weighted average per share exercise price of the stock options is $14.83, which is equal to the fair market value of the Company’s common stock on the date of grant.

9.           NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding.  Diluted net income per share assumes the exercise of stock options using the treasury stock method, if dilutive.

The following is a reconciliation of the earnings per share computation for the three months ended November 30, 2014 and 2013:

	Three Months Ended
Numerator:	November 30, 2014	November 30, 2013
Net income attributable to NTIC	$1,008,265	$858,586

Denominator:
Basic – weighted shares outstanding	4,518,973	4,434,770
Weighted shares assumed upon exercise of stock options	140,648	117,899
Diluted – weighted shares outstanding	4,659,621	4,552,669
Basic earnings per share:	$0.22	$0.19
Diluted earnings per share:	$0.22	$0.19

The dilutive impact summarized above relates to the periods when the average market price of the Company’s common stock exceeded the exercise price of the potentially dilutive option securities granted.  Earnings per common share were based on the weighted average number of common shares outstanding during the periods when computing the basic earnings per share.  When dilutive, stock options are included as equivalents using the treasury stock market method when computing the diluted earnings per share. All options outstanding as of November 30, 2014 and November 30, 2013 were dilutive.

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

The 2007 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, stock unit awards, performance awards and stock bonuses to eligible recipients to enable the Company and its subsidiaries to attract and retain qualified individuals through opportunities for equity participation in the Company, and to reward those individuals who contribute to the achievement of the Company’s economic objectives.  Subject to adjustment as provided in the 2007 Plan, up to a maximum of 800,000 shares of the Company’s common stock are issuable under the 2007 Plan.  Options granted under the 2007 Plan generally have a term of ten years and become exercisable over a three- or four-year period beginning on the one-year anniversary of the date of grant.  Options are granted at per share exercise prices equal to the market value of the Company’s common stock on the date of grant.  The Company issues new shares upon the exercise of options.  As of November 30, 2014, only stock options and stock bonuses had been granted under the 2007 Plan.

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

The Company granted options to purchase an aggregate of 45,067 and 56,373 shares of its common stock during the three months ended November 30, 2014 and 2013, respectively.  The fair value of option grants is determined at date of grant, using the Black-Scholes option pricing model with the assumptions listed below.  The Company recognized compensation expense of $143,897 and $127,927 during the three months ended November 30, 2014 and 2013, respectively, related to the options that vested during such time period.  As of November 30, 2014, the total compensation cost for nonvested options not yet recognized in the Company’s consolidated statements of operations was $611,371, net of estimated forfeitures.  Stock-based compensation expense of $351,786 is expected through the remainder of fiscal year 2015, and $179,785 and $79,800 is expected to be recognized during fiscal 2016 and fiscal 2017, respectively, based on outstanding options as of November 30, 2014.  Future option grants will impact the compensation expense recognized. Stock-based compensation expense is included in general and administrative expense on the consolidated statements of operations.

The Company currently estimates a ten percent forfeiture rate for stock options and continually reviews this estimate for future periods.

The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions and results for the grants:

	November 30,
	2014	2013
Dividend yield	0.00%	0.00%
Expected volatility	46.6%	47.3%
Expected life of option (years)	10	10
Average risk-free interest rate	1.63%	1.36%

The weighted average per share fair value of options granted during the three months ended November 30, 2014 and 2013 was $11.58 and $8.54, respectively.  The weighted average remaining contractual life of the options outstanding as of November 30, 2014 and 2013 was 6.75 years and 5.27 years, respectively.

11.           GEOGRAPHIC AND SEGMENT INFORMATION

Net sales by geographic location as a percentage of total consolidated net sales for the three months ended November 30, 2014 and 2013 were as follows:

	Three Months Ended
	November 30, 2014	November 30, 2013
Inside the U.S.A. to unaffiliated customers	67.1%	71.1%
Outside the U.S.A. to:
Joint ventures in which the Company is a shareholder directly and indirectly	11.4	10.6
Unaffiliated customers	21.5	18.3
	100.0%	100.0%

Net sales by geographic location are based on the location of the customer.

Fees for services provided to joint ventures by geographic location as a percentage of total fees for services provided to joint ventures during the three months ended November 30, 2014 and 2013 were as follows:

	Three Months Ended
	November 30, 2014	% of Total Fees for Services Provided to Joint Ventures	November 30, 2013	% of Total Fees for Services Provided to Joint Ventures
China	$516,139	24.2%	$588,182	27.9%
Germany	238,321	11.2%	263,555	12.5%
Korea	191,499	9.0%	161,424	7.7%
Poland	171,223	8.0%	164,567	7.8%
Japan	160,341	7.5%	173,282	8.2%
Thailand	140,634	6.6%	152,558	7.2%
France	133,379	6.3%	128,103	6.1%
United Kingdom	96,371	4.5%	74,697	3.5%
Finland	93,522	4.4%	105,202	5.0%
Sweden	86,920	4.1%	109,970	5.2%
India	69,291	3.2%	—	0.0%
Other	236,030	11.0%	188,108	8.9%
	$2,133,670	100.0%	$2,109,648	100.0%

The following table sets forth the Company’s net sales for the three months ended November 30, 2014 and 2013 by segment:

	Three Months Ended
	November 30, 2014	November 30, 2013
ZERUST® net sales	$6,238,071	$5,749,013
Natur-Tec® net sales	976,024	560,087
Total net sales	$7,214,095	$6,309,100

The following table sets forth the Company’s cost of goods sold for the three months ended November 30, 2014 and 2013 by segment:

	November 30, 2014	% of Product Sales*	November 30, 2013	% of Product Sales*
Direct cost of goods sold
ZERUST®	$3,338,588	53.5%	$3,081,764	53.6%
Natur-Tec®	782,575	80.2%	449,464	80.3%
Indirect cost of goods sold	685,448	NA	626,803	NA
Total net cost of goods sold	$4,806,611		$4,158,031

*	The percent of segment sales is calculated by dividing the direct cost of goods sold for each individual segment category by the net sales for each segment category.

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

The geographical distribution of key financial statement data is as follows:

	At November 30, 2014	At August 31, 2014
Brazil	$1,148,099	$1,429,054
India	357,352	363,894
United States	51,542,551	52,264,827
Total assets	$53,048,002	$54,057,775

	Three Months Ended
	November 30, 2014	November 30, 2013
Brazil	$763,585	$602,362
India	206,907	—
United States	6,243,603	5,706,738
Total net sales	$7,214,095	$6,309,100

	Three Months Ended
	November 30, 2014	November 30, 2013
Brazil	$(28,757)	$(56,809)
India	(9,099)	—
United States	1,675,514	1,571,109
Total operating income	$1,637,658	$1,514,300

Total assets located in Brazil and India primarily consist of cash and cash equivalents, customer receivables and inventory.  These assets are periodically reviewed to assure the net realizable value from the estimated future production based on forecasted sales exceeds the carrying value of the assets.

12.           RESEARCH AND DEVELOPMENT

The Company expenses all costs related to product research and development as incurred.  The Company incurred $1,049,913 and $1,138,520 of expense during the three months ended November 30, 2014 and 2013, respectively, in connection with its research and development activities.  These amounts are net of reimbursements related to certain research and development contracts.  Such reimbursements totaled $0 and $45,788 for the three months ended November 30, 2014 and 2013, respectively.  The net fees are accounted for in the “Research and Development Expenses” section of the consolidated statements of operations.

13.           COMMITMENTS AND CONTINGENCIES

On August 19, 2014, the Compensation Committee of the Board of Directors of the Company approved the material terms of an annual bonus plan for the Company’s executive officers as well as certain officers and employees for the fiscal year ending August 31, 2015.  For fiscal 2015 as in past years, the total amount available under the bonus plan for all plan participants, including executive officers, is dependent upon the Company’s earnings before interest, taxes and other income, as adjusted to take into account amounts to be paid under the bonus plan and certain other adjustments (Adjusted EBITOI).  Each plan participant’s percentage of the overall bonus pool is based upon the number of plan participants, the individual’s annual base salary and the individual’s position and level of responsibility within the company.  In the case of each of the Company’s executive officer participants, 75% of the amount of their individual bonus payout will be determined based upon the Company’s actual Adjusted EBITOI for fiscal 2015 compared to a pre-established target Adjusted EBITOI for fiscal 2015 and 25% of the payout will be determined based upon such executive officer’s achievement of certain pre-established individual performance objectives.  The payment of bonuses under the plan are discretionary and may be paid to executive officer participants in both cash and shares of the Company’s common stock, the exact amount and percentages will be determined by the Company’s Board of Directors, upon recommendation of the Compensation Committee, after the completion of the Company’s consolidated financial statements for fiscal 2015.  There was an accrual of $240,000 for management bonuses for the three months ended November 30, 2014 compared to an accrual of $299,000 for management bonuses for the three months ended November 30, 2013.

Two joint ventures (consisting of the Company’s joint ventures in Korea and China) accounted for 47.7% of the Company’s trade joint venture receivables at November 30, 2014.   Three joint ventures (consisting of the Company’s joint ventures in Korea, China and Thailand) accounted for 62.9% of the Company’s trade joint venture receivables at August 31, 2014.

From time to time, the Company is subject to various claims and legal actions in the ordinary course of its business.  The Company records a liability in its consolidated financial statements for costs related to claims, including future legal costs, settlements and judgments, where the Company has assessed that a loss is probable and an amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range, the Company records the most probable estimate of the loss or the minimum amount when no amount within the range is a better estimate than any other amount.  The Company discloses a contingent liability even if the liability is not probable or the amount is not estimable, or both, if there is a reasonable possibility that material loss may be have been incurred.  In the opinion of management, as of November 30, 2014, the amount of liability, if any, with respect to these matters, individually or in the aggregate, will not materially affect the Company’s consolidated results of operations, financial position or cash flows.

14.           FAIR VALUE MEASUREMENTS

Assets and liabilities that are measured at fair value on a recurring basis primarily relate to marketable equity securities. These items are marked-to-market at each reporting period.

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurements Using Inputs Considered as
	Fair Value as of November 30, 2014	Level 1	Level 2	Level 3
Available for sale securities	$4,024,599	$4,024,599	$—	$—
Cash equivalents	2,598,739	2,598,739	—	—
Total	$6,623,338	$6,623,338	$—	$—

		Fair Value Measurements Using Inputs Considered as
	Fair Value as of August 31, 2014	Level 1	Level 2	Level 3
Available for sale securities	$5,519,766	$5,519,766	$—	$—
Cash equivalents	2,477,017	2,477,017	—	—
Total	$7,996,783	$7,996,783	$—	$—

15.           SUBSEQUENT EVENT

On January 2, 2015, the Company announced that, effective as of December 31, 2014, the Company terminated its joint venture arrangement in China and intends to conduct future business in China through a newly formed wholly owned subsidiary, NTIC (Shanghai) Co. Ltd. (NTIC China).  The Company anticipates that as a result of the terminated relationship, the operations of the Chinese joint venture will cease and the joint venture entity will be liquidated. In connection with the formation and establishment of NTIC China, the Company invested $500,000 during the first quarter of fiscal 2015 and anticipates investing an additional $1,500,000 during the remainder of fiscal 2015 to serve as working capital for NTIC China.  NTIC incurred approximately $225,000 of direct expenses during the three months ended November 30, 2014 related to the termination of its previous joint venture in China and the formation of NTIC China.  Such expenses consisted primarily of legal expenses and personnel expenses associated with the establishment of the subsidiary, the hiring of new personnel and initial operations.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis provides material historical and prospective disclosures intended to enable investors and other users to assess NTIC’s financial condition and results of operations.  Statements that are not historical are forward-looking and involve risks and uncertainties discussed under the heading “Part I. Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward-Looking Statements” in this report and under “Part 1. Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended August 31, 2014 and “Part II. Item 1A. Risk Factors” in this report.  The following discussion of the results of the operations and financial condition of NTIC should be read in conjunction with NTIC’s consolidated financial statements and the related notes thereto included under the heading “Part I. Item 1.  Financial Statements.”

Business Overview

NTIC develops and markets proprietary environmentally beneficial products and services in over 60 countries either directly or via a network of subsidiaries, joint ventures, independent distributors and agents.  NTIC’s primary business is corrosion prevention marketed mainly under the ZERUST® brand.  NTIC has been selling its proprietary ZERUST® products and services to the automotive, electronics, electrical, mechanical, military and retail consumer markets for over 40 years, and in recent years, has targeted and expanded into the oil and gas industry.  NTIC also markets and sells a portfolio of biobased and compostable (fully biodegradable) polymer resins and finished products under the Natur-Tec® brand.  These products are intended to reduce NTIC’s customers’ carbon footprint and provide environmentally sound waste disposal options.

NTIC’s ZERUST® rust and corrosion inhibiting products include plastic and paper packaging, liquids and coatings, rust removers and cleaners, diffusers and engineered solutions designed specifically for the oil and gas industry.  NTIC also offers worldwide on-site technical consulting for rust and corrosion prevention issues.  NTIC’s technical service consultants work directly with the end users of NTIC’s ZERUST® rust and corrosion inhibiting products to analyze their specific needs and develop systems to meet their technical requirements.  In North America, NTIC sells its ZERUST® corrosion prevention solutions through a direct sales force as well as a network of independent distributors and agents.  Internationally, NTIC sells its ZERUST® corrosion prevention solutions through its majority owned subsidiary in Brazil, Zerust Prevenção de Corrosão S.A. (Zerust Brazil), its newly formed wholly owned subsidiary in China, NTIC (Shanghai) Co., Ltd., its majority owned joint venture holding company for NTIC’s joint venture investments in the Association of Southeast Asian Nations (ASEAN) region, and joint venture arrangements in North America, Europe and Asia.

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

Natur-Tec® biobased and compostable plastics are manufactured using NTIC’s patented and/or proprietary technologies and are intended to replace conventional petroleum-based plastics.  The Natur-Tec® biopolymer resin compound portfolio include formulations that have been optimized for a variety of applications including blown-film extrusion, extrusion coating, injection molding, and engineered plastics.  These resins are fully biodegradable in a composting environment and are currently being used to produce finished products including shopping and grocery bags, lawn and leaf bags, can liners, pet waste collection bags, cutlery, packaging foam and coated paper products.  In North America, NTIC markets its Natur-Tec® resins and finished products primarily through a network of regional and national distributors as well as independent agents.  NTIC continues to see significant opportunities for finished bioplastic products and, therefore, continues to strengthen and expand its North American distribution network for finished Natur-Tec® bioplastic products.  Internationally, NTIC sells its Natur-Tec® resins and finished products both directly and through its recently formed majority owned subsidiary in India, Natur-Tec India Private Limited (Natur-Tec India), and certain joint ventures.

Recent Development

On January 2, 2015, NTIC announced that, effective as of December 31, 2014, it is selling its ZERUST® products and services in China though a newly formed wholly owned subsidiary, NTIC (Shanghai) Co., Ltd. (NTIC China), and has terminated its relationship with its former Chinese joint venture, Tianjin-Zerust Anticorrosion Co., Ltd.  NTIC anticipates that as a result of the terminated relationship, the operations of the Chinese joint venture will cease and the joint venture entity will be liquidated.

NTIC indirectly had a 30% ownership interest in its former Chinese joint venture through its 60% owned holding company subsidiary, NTI Asean LLC.  Commencing during the second quarter of fiscal 2015, NTIC’s consolidated financial statements will include the financial results of NTIC China.  NTIC anticipates that due to the consolidation of NTIC China, NTIC’s net sales, costs of goods sold and operating expenses will increase and its equity in income from joint ventures and fee income for services provided to its joint ventures will decrease in future periods compared to the prior fiscal year periods, since NTIC accounted for its investment in the former Chinese joint venture in NTIC’s consolidated financial statements utilizing the equity method of accounting.   NTIC anticipates that it may take some time to transition the previous customers of NTIC’s former Chinese joint venture to NTIC China and no assurance can be provided that NTIC China will be able to achieve the net sales and income levels previously achieved by NTIC’s former Chinese joint venture.   For the fiscal year ended August 31, 2014, NTIC’s former Chinese joint venture had net sales of $15.9 million and net income of $1.3 million.  The operating income of the joint venture before paying royalties in an aggregate amount of $4.2 million to all shareholders was over $5.5 million; NTIC’s 30% portion of that operating income was $1.6 million.  For the first quarter of fiscal 2015, NTIC’s former Chinese joint venture had net sales of $3.74 million and net income of $266,000. The operating income of the joint venture before paying royalties in the aggregate amount of $1.03 million to all shareholders was about $1.3 million; NTIC’s 30% portion of that operating income was $360,000.  Beginning during its first quarter of fiscal 2015, NTIC has incurred start-up expenses and expects to incur losses at NTIC China as it initiates operations prior to recognizing any revenue.  As a result, NTIC expects that its operating results may be volatile over the next few quarters, including in particular its second quarter of fiscal 2015.  NTIC does not anticipate at this time that it will have any loss on the liquidation of its ownership interest in its previous joint venture in China.

NTIC’s Joint Venture Network

NTIC participates in 19 active joint venture arrangements in North America, Europe and Asia.  Each of these joint ventures generally manufactures and markets products in the geographic territory to which it is assigned.  While most of NTIC’s joint ventures exclusively sell rust and corrosion inhibiting products, some of the joint ventures also sell NTIC’s Natur-Tec® resin compounds.  NTIC has historically funded its investments in joint ventures with cash generated from operations.

NTIC’s receipt of funds from its joint ventures is dependent upon fees for services that NTIC provides to its joint ventures, based primarily on the net sales of the individual joint ventures, and NTIC’s receipt of dividend distributions from the joint ventures.  The fees for services provided to joint ventures are determined based on either a flat fee or a percentage of sales depending on local laws and tax regulations.  With respect to NTIC’s joint venture in Germany (EXCOR), NTIC recognizes an agreed upon quarterly fee for such services.  NTIC recognizes equity income from its joint ventures based on the overall profitability of its joint ventures. Such profitability is subject to variability from quarter to quarter which, in turn, subjects NTIC’s earnings to variability from quarter to quarter.  The profits of NTIC’s joint ventures are shared by the respective joint venture owners in accordance with their respective ownership percentages.  NTIC typically directly or indirectly owns 50% or less of each of its joint venture entities and thus does not control the decisions of these entities regarding whether to pay dividends and, if paid, how much they should be in a given year.  The payment of a dividend by an entity is determined by a joint vote of the owners and is not at the sole discretion of NTIC.

NTIC accounts for the investments and financial results of its joint ventures in its financial statements utilizing the equity method of accounting.

The results of Zerust Brazil, NTI Asean and Natur-Tec India are fully consolidated in NTIC’s consolidated financial statements.  NTIC holds 85% of the equity and 85% of the voting rights of Zerust Brazil.  NTIC holds 60% of the equity and 60% of the voting rights of NTI Asean.  NTI Asean holds investments in eight entities that operate in the following eight territories located in the ASEAN region:  China (although terminated as of December 31, 2014), Indonesia, Korea, Malaysia, Philippines, Singapore, Taiwan and Thailand.  NTIC holds 90% of the equity and 90% of the voting rights of Natur-Tec India.

NTIC considers EXCOR and its former joint venture in China to be individually significant to NTIC’s consolidated assets and income; and therefore, provides certain additional information regarding EXCOR and its former joint venture in China in the notes to NTIC’s consolidated financial statements and in this section of this report.

Financial Overview

NTIC’s management, including its chief executive officer who is NTIC’s chief operating decision maker, reports and manages NTIC’s operations in two reportable business segments based on products sold, customer base and distribution center:  ZERUST® products and services and Natur-Tec® products.

NTIC’s consolidated net sales increased 14.3% during the three months ended November 30, 2014 compared to the three months ended November 30, 2013.  This increase was primarily a result of increased demand for ZERUST® rust and corrosion inhibiting packaging products and services and Natur-Tec® products.  During the three months ended November 30, 2014, 86.5% of NTIC’s consolidated net sales were derived from sales of ZERUST® products and services, which increased 8.5% to $6,238,071 compared to $5,749,013 for the three months ended November 30, 2013.  This increase was due to increased demand from both new and existing customers for new and existing products.  NTIC has focused its sales efforts of ZERUST® products and services by strategically targeting customers with specific corrosion issues in new market areas, including the oil and gas industry and other industrial sectors that offer sizable growth opportunities.  NTIC’s consolidated net sales for the three months ended November 30, 2014 included $502,192 of sales made to customers in the oil and gas industry compared to $390,610 for the three months ended November 30, 2013.  Overall demand for ZERUST® products and services depends heavily on the overall health of the markets in which NTIC sells its products, including the automotive market in particular.

During the three months ended November 30, 2014, 13.5% of NTIC’s consolidated net sales were derived from sales of Natur-Tec® products compared to 8.9% during the three months ended November 30, 2013.  Net sales of Natur-Tec® products increased 74.3% during the three months ended November 30, 2014 compared to the three months ended November 30, 2013.  This increase was split between an increase in finished product sales in North America and finished product sales at NTIC’s majority owned subsidiary in India, Natur-Tec India Private Limited, which subsidiary did not exist during the same period in fiscal 2014.  During the three months ended November 30, 2014, NTIC entered into an agreement with NatureWorks LLC for joint marketing and sales of Ingeo® based packaging solutions to customers in India.  With recent Indian government mandates banning use of non-biodegradable plastics in certain types of food and consumer packaging, NTIC expect the market in India for bioplastic packaging solutions to grow substantially.

Cost of goods sold as a percentage of net sales increased to 66.6% during the three months ended November 30, 2014 compared to 65.9% during the three months ended November 30, 2013 primarily as a result of increased sales during the three months ended November 30, 2014 of Natur-Tec® products which carry lower margins than ZERUST® products.

NTIC’s equity in income of joint ventures increased 12.5% to $1,606,683 during the three months ended November 30, 2014 compared to $1,427,748 during the three months ended November 30, 2013.  Additionally, fees for services provided to joint ventures increased 1.1% to $2,133,670 during the three months ended November 30, 2014 compared to $2,109,648 during the three months ended November 30, 2013.  Total net sales of NTIC’s joint ventures decreased 1.8% to $29,120,852 during the three months ended November 30, 2014 compared to $29,661,218 for the three months ended November 30, 2013 due primarily to the weakening of the Euro compared to the U.S. dollar and the sale of NTIC’s ownership interest in Mütec GmbH, partially offset by increased demand.

NTIC’s total operating expenses increased to $4,510,179 during the three months ended November 30, 2014 compared to $4,174,166 for the three months ended November 30, 2013.  This increase was primarily the result of expenses related to the formation and establishment of NTIC China.  NTIC incurred approximately $225,000 of direct expenses during the three months ended November 30, 2014 related to the termination of its previous joint venture in China and the formation of NTIC China.  Such expenses consisted primarily of legal expenses and personnel expenses associated with the establishment of the subsidiary, the hiring of new personnel and initial operations.

NTIC expenses all costs related to product research and development as incurred.  NTIC incurred $1,049,913 and $1,138,520 of expense during the three months ended November 30, 2014 and 2013, respectively, in connection with its research and development activities.  These represent net amounts after being reduced by reimbursements related to certain research and development contracts of $0 and $45,788 during the three months ended November 30, 2014 and 2013, respectively.  NTIC anticipates that it will spend between $4,000,000 and $4,500,000 in total during fiscal 2015 on research and development activities related to its new technologies.  This estimate is a net range after being reduced by anticipated reimbursements related to certain research and development contracts.

Net income attributable to NTIC increased 17.4% to $1,008,265, or $0.22 per diluted common share, for the three months ended November 30, 2014 compared to $858,586, or $0.19 per diluted common share, for the three months ended November 30, 2013. This increase was primarily the result of an increase in gross profit and an increase in income from NTIC’s joint venture operations, partially offset by an increase in operating expenses.

NTIC anticipates that its quarterly net income will continue to remain subject to significant volatility primarily due to the financial performance of its joint ventures and sales of its ZERUST® products and services into the oil and gas industry and Natur-Tec® bioplastics products, which sales fluctuate more on a quarterly basis than the traditional ZERUST® business.  NTIC also anticipates that its operating results for second quarter of fiscal 2015 will be particularly volatile as a result of the termination of NTIC’s previous joint venture in China and the formation and establishment of NTIC China.

NTIC’s working capital was $17,057,330 at November 30, 2014, including $2,598,739 in cash and cash equivalents and $4,024,599 in available for sale securities, compared to $17,853,311 at August 31, 2014, including $2,477,017 in cash and cash equivalents and $5,519,766 in available for sale securities.

Results of Operations

The following tables set forth NTIC’s results of operations for the three months ended November 30, 2014 and 2013.

	Three Months Ended
	November 30, 2014	% of Net Sales	November 30, 2013	% of Net Sales	$ Change	% Change
Net sales, excluding joint ventures	$6,480,991	89.8%	$5,605,018	88.8%	$875,973	15.6%
Net sales, to joint ventures	733,104	10.2%	704,082	11.2%	29,022	4.1%
Cost of goods sold	4,806,611	66.6%	4,158,031	65.9%	648,580	15.6%
Equity in income of joint ventures	1,606,683	22.3%	1,427,748	22.6%	178,935	12.5%
Fees for services provided to joint ventures	2,133,670	29.6%	2,109,648	33.4%	24,022	1.1%
Selling expenses	1,394,887	19.3%	1,318,886	20.9%	76,001	5.8%
General and administrative expenses	1,538,262	21.3%	1,387,496	22.0%	150,766	10.9%
Expenses incurred in support of joint ventures	527,117	7.3%	329,264	5.2%	197,853	60.1%
Research and development expenses	1,049,913	14.6%	1,138,520	18.0%	(88,607)	(7.8%)

Net Sales.  NTIC’s consolidated net sales increased 14.3% to $7,214,095 during the three months ended November 30, 2014 compared to the three months ended November 30, 2013.  NTIC’s consolidated net sales to unaffiliated customers excluding NTIC’s joint ventures increased 15.6% to $6,480,991 during the three months ended November 30, 2014 compared to the same period in fiscal 2014.  These increases were primarily a result of increased demand from existing customers and the addition of new customers.  Net sales to joint ventures increased 4.1% to $733,104 during the three months ended November 30, 2014 compared to the same period in fiscal 2014.

The following table sets forth NTIC’s net sales by product category for the three months ended November 30, 2014 and 2013 by segment:

	Three Months Ended
	November 30, 2014	November 30, 2013	$ Change	% Change
Total ZERUST® sales	$6,238,071	$5,749,013	$489,058	8.5%
Total Natur-Tec® sales	976,024	560,087	415,937	74.3%
Total net sales	$7,214,095	$6,309,100	$904,995	14.3%

During the three months ended November 30, 2014, 86.5% of NTIC’s consolidated net sales were derived from sales of ZERUST® products and services, which increased 8.5% to $6,238,071 during the three months ended November 30, 2014 compared to $5,749,013 during the same period in fiscal 2014, due primarily from increased demand from existing customers and the addition of new customers.  NTIC has strategically focused its sales efforts for ZERUST® products and services on customers with sizeable corrosion problems in industry sectors that offer sizable growth opportunities, including the oil and gas sector.

The following table sets forth NTIC’s net sales of ZERUST® products for the three months ended November 30, 2014 and 2013:

	Three Months Ended
	November 30, 2014	November 30, 2013	$ Change	% Change
ZERUST® industrial net sales	$5,002,775	$4,656,839	$345,936	7.4%
ZERUST® joint venture net sales	733,104	701,564	31,540	4.5%
ZERUST® oil & gas net sales	502,192	390,610	111,582	28.6%
Total ZERUST® net sales	$6,238,071	$5,749,013	$489,058	8.5%

NTIC anticipates that its sales of ZERUST® products and services into the oil and gas industry will continue to remain subject to significant volatility from quarter to quarter as sales are recognized.

During the three months ended November 30, 2014, 13.5% of NTIC’s consolidated net sales were derived from sales of Natur-Tec® products, which increased 74.3% to $976,024 during the three months ended November 30, 2014 compared to the three months ended November 30, 2013.  This increase was split between an increase in finished product sales in North America and finished product sales through Natur-Tec India, which subsidiary did not exist during the same period in fiscal 2014. Demand for Natur-Tec® products around the world depends primarily on market acceptance and the reach of NTIC’s distribution network.  Because of the typical size of individual orders and overall size of NTIC’s net sales derived from sales of Natur-Tec® products, the timing of one or more orders can materially affect NTIC’s quarterly sales of Natur-Tec® products and the comparisons to prior fiscal year quarters.

Assuming NTIC is able to transition the previous customers of NTIC’s former Chinese joint venture to NTIC China, of which there can be no assurance, NTIC expects its net sales to increase in future periods compared to prior fiscal year periods as a result of the consolidation of NTIC China beginning in the second quarter of fiscal 2015.

Cost of Goods Sold.  Cost of goods sold increased 15.6% for the three months ended November 30, 2014 compared to the three months ended November 30, 2013 primarily as a result of increased net sales.  Cost of goods sold as a percentage of net sales increased to 66.6% for the three months ended November 30, 2014 compared to 65.9% for the three months ended November 30, 2013 primarily as a result of increased sales during the three months ended November 30, 2014 of Natur-Tec® products which carry lower margins than other traditional ZERUST® products.  NTIC anticipates that due to the consolidation of NTIC China, NTIC’s costs of goods sold will increase in future periods compared to the prior fiscal year periods.

Equity in Income of Joint Ventures. NTIC’s equity in income of joint ventures increased 12.5% to $1,606,683 during the three months ended November 30, 2014 compared $1,427,748 during the three months ended November 30, 2013.  Of the total equity in income of joint ventures, NTIC had equity in income of joint ventures of $978,096 attributable to EXCOR during the three months ended November 30, 2014 compared to $926,654 during the three months ended November 30, 2013.  Of the total equity in income of joint ventures, NTIC had equity in income of joint ventures of $132,824 attributable to its former joint venture in China during the three months ended November 30, 2014 compared to $149,354 during the three months ended November 30, 2013.  NTIC had equity in income of all other joint ventures of $495,763 during the three months ended November 30, 2014 compared to $351,740 during the three months ended November 30, 2013.  NTIC expects its equity in income of joint ventures to be lower in future periods compared to prior fiscal year periods as a result of the termination of its joint venture in China.

Fees for Services Provided to Joint Ventures.  NTIC recognized fee income for services provided to joint ventures of $2,133,670 during the three months ended November 30, 2014 compared to $2,109,648 during the three months ended November 30, 2013, representing an increase of $24,022, or 1.1%.  Fee income for services provided to joint ventures is a function of the sales made by NTIC’s joint ventures. Total net sales of NTIC’s joint ventures decreased 1.8% to $29,120,852 during the three months ended November 30, 2014 compared to $29,661,218 for the three months ended November 30, 2013 due primarily to the weakening of the Euro compared to the U.S. dollar and the sale of NTIC’s ownership interest in Mütec GmbH, partially offset by increased demand.  Sales of NTIC’s joint ventures are not included in NTIC’s product sales and are not combined with NTIC’s sales in NTIC’s consolidated financial statements or in any description of NTIC’s sales.

Of the total fee income for services provided to its joint ventures, fees of $516,139 and $238,321 were attributable to NTIC’s former joint venture in China and EXCOR, respectively, during the three months ended November 30, 2014 compared to $588,182 and $263,555 attributable to NTIC’s former joint venture in China and EXCOR during the three months ended November 30, 2013.  The decrease in fee income for services provided to joint ventures attributable to NTIC’s former joint venture in China was primarily the result of decreased sales during the most recent period and the decrease in fee income for services provided to joint ventures attributable to EXCOR was primarily the result of foreign currency exchange rate fluctuations.  NTIC anticipates that due to the consolidation of NTIC China, NTIC’s fee income for services provided to its joint ventures will decrease in future periods compared to the prior fiscal year periods.

Selling Expenses.  NTIC’s selling expenses increased 5.8% for the three months ended November 30, 2014 compared to the same period in fiscal 2014 due to increases in compensation and employee benefits, lab testing related expenses, commission expenses, travel and related expenses, and consulting expenses.  Selling expenses as a percentage of net sales decreased slightly to 19.3% for the three months ended November 30, 2014, from 20.9% during the three months ended November 30, 2013 due primarily to the increase in net sales as well as certain fixed costs, partially offset by the increase in selling expenses as previously described.

General and Administrative Expenses.  NTIC’s general and administrative expenses increased 10.9% for the three months ended November 30, 2014 compared to the same period in fiscal 2014 due primarily to an increase in consulting expenses to support new business development.  As a percentage of net sales, general and administrative expenses decreased to 21.3% for the three months ended November 30, 2014 from 22.0% for the three months ended November 30, 2013 due primarily to the increase in net sales as well as certain fixed costs, partially offset by the increase in general and administrative expenses, as previously described.

Expenses Incurred in Support of Joint Ventures.  Expenses incurred in support of NTIC’s joint ventures were $527,117 during the three months ended November 30, 2014 compared to $329,264 during the three months ended November 30, 2013, representing an increase of 60.1%.  This increase was primarily the result of expenses related to the formation and establishment of NTIC China.  NTIC incurred $2250,000 of direct expenses during the three months ended November 30, 2014 related to the termination of its previous joint venture in China and the formation of NTIC China.  Such expenses consisted primarily of legal expenses and personnel expenses associated with the establishment of the subsidiary, the hiring of new personnel and initial operations.

Research and Development Expenses.  NTIC’s research and development expenses decreased 7.8% for the three months ended November 30, 2014 compared to the same period in fiscal 2014.  This decrease was due primarily to expense control measures recently put in place.

Interest Income.  NTIC’s interest income increased to $15,127 during the three months ended November 30, 2014 compared to $1,789 during the three months ended November 30, 2013.

Interest Expense.  NTIC’s interest expense decreased to $5,005 during the three months ended November 30, 2014 compared to $13,670 during the three months ended November 30, 2013.

Income Before Income Tax Expense.  Income before income tax expense increased to $1,647,780 for the three months ended November 30, 2014 compared to $1,502,418 for the three months ended November 30, 2013.

Income Tax Expense.  Income tax expense was $183,684 during the three months ended November 30, 2014 compared $198,000 during the three months ended November 30, 2013.   Income tax expense was calculated based on management’s estimate of NTIC’s annual effective income tax rate.  NTIC’s annual effective income tax rate during the three months ended November 30, 2014 and 2013 was lower than the statutory rate primarily due to NTIC’s equity in income of joint ventures being recognized based on after-tax earnings of these entities.  To the extent undistributed earnings of NTIC’s joint ventures are distributed to NTIC, any material additional income tax liability after the application of foreign tax credits is not expected. NTIC records a tax valuation allowance when it is more likely than not that some portion or all of its deferred tax assets will not be realized to reduce deferred tax assets to the amount expected to be realized.  NTIC determined based on all available evidence, including historical data and projections of future results, that it is more likely than not that all of its deferred tax assets, except for its foreign tax credit carryforwards and Minnesota state research and development credit carryforwards, will be fully realized.  In addition, NTIC determined based upon all available evidence, including new IRS guidance, historical results, projected future taxable income and foreign tax credit utilization, that it was not more likely than not that the federal research and development credits would be utilized during the carryforward period and as a result, a valuation allowance was recorded against all of NTIC’s federal research and development credits.  In addition, NTIC continues to believe that its deferred tax asset related to foreign tax credit carryforwards will not be realized due to insufficient federal taxable income within the carryforward period and the fact that for ordering purposes the foreign tax credit carryforwards are not allowed to be used until after any current year foreign tax credits are utilized.

NTIC considers the earnings of certain foreign joint ventures to be indefinitely invested outside the United States on the basis of estimates that NTIC’s future domestic cash generation will be sufficient to meet future domestic cash needs. As a result, U.S. income and foreign withholding taxes have not been recognized on the cumulative undistributed earnings of $21,178,153 and $20,540,523 at November 30, 2014 and August 31, 2014, respectively.  To the extent undistributed earnings of NTIC’s joint ventures are distributed in the future, they are not expected to result in any material additional income tax liability after the application of foreign tax credits.

Other Comprehensive (Loss) Income - Foreign Currency Translations Adjustment.  The volatility of the foreign currency translations adjustment was due to the strengthening of the U.S. dollar compared to the Euro and other foreign currencies during the three months ended November 30, 2014 compared to the same period in fiscal 2013.

Liquidity and Capital Resources

Sources of Cash and Working Capital.  NTIC’s working capital was $17,057,330 at November 30, 2014, including $2,598,739 in cash and cash equivalents and $4,024,599 in available for sale securities, compared to $17,853,311 at August 31, 2014, including $2,477,017 in cash and cash equivalents and $5,519,766 in available for sale securities.

As of November 30, 2014, NTIC had a revolving line of credit with PNC Bank of $3,000,000, with no amounts outstanding.  The line of credit is evidenced by an amended and restated committed line of credit note in the principal amount of up to $3,000,000.  The line of credit has a $1,200,000 standby letter of credit sub-facility, with any standby letters of credit issued thereunder being at the sole discretion of PNC Bank.  Any standby letters of credit issued under the sub-facility are subject to customary fees and charges payable by NTIC.  At the option of NTIC, outstanding advances under the line of credit bear interest at either (a) an annual rate based on LIBOR plus 2.15% for the applicable LIBOR interest period selected by NTIC or (b) at the rate publicly announced by PNC Bank from time to time as its prime rate.  Interest is payable in arrears (a) for the portion of advances bearing interest under the prime rate on the last day of each month during the term thereof and (b) for the portion of advances bearing interest under the LIBOR option on the last day of the respective LIBOR interest period selected for such advance.  Any unpaid interest is payable on the maturity date.

The line of credit is governed under a loan agreement, which contains standard covenants, including affirmative financial covenants, such as the maintenance of a minimum fixed charge coverage ratio, and negative covenants, which, among other things, limit the incurrence of additional indebtedness, loans and equity investments, disposition of assets, mergers and consolidations and other matters customarily restricted in such agreements. Under the loan agreement, NTIC is subject to a minimum fixed charge coverage ratio of 1.10:1.00.   As of November 30, 2014, NTIC was in compliance with all loan agreement covenants and expects to remain in compliance with all loan agreement covenants during the remainder of fiscal 2015.

On January 5, 2015, PNC Bank extended the maturity date of the line of credit from January 7, 2015 to January 7, 2016.  All other terms of the line of credit and the loan agreement and other documents evidencing the line of credit remain the same.  It is anticipated that, as historically has been the practice, the line of credit will be renewed each year for one additional year for the immediate foreseeable future.

NTIC believes that a combination of its existing cash and cash equivalents, forecasted cash flows from future operations, anticipated distributions of earnings, anticipated fees to NTIC for services provided to its joint ventures, and funds available through existing or anticipated financing arrangements, will be adequate to fund its existing operations, investments in new or existing joint ventures or subsidiaries, capital expenditures, debt repayments and any stock repurchases for at least the next 12 months.  During the remainder of fiscal 2015, NTIC expects to continue to invest in NTIC China, research and development and in marketing efforts and resources into the application of its corrosion prevention technology into the oil and gas industry and its Natur-Tec® bio-plastics business.  In order to take advantage of such new product and market opportunities to expand its business and increase its revenues, NTIC may decide to finance such opportunities by borrowing under its revolving line of credit or raising additional financing through the issuance of debt or equity securities.  There is no assurance that any financing transaction will be available on terms acceptable to NTIC or at all, or that any financing transaction will not be dilutive to NTIC’s current stockholders.

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

Uses of Cash and Cash Flows.  Net cash used in operating activities during the three months ended November 30, 2014 was $469,762, which resulted principally from NTIC’s equity in income from joint ventures and a decrease in accrued liabilities and increases in receivables and prepaid expenses, partially offset by NTIC’s net income, depreciation and amortization.  Net cash used in operating activities during the three months ended November 30, 2013 was $207,744, which resulted principally from NTIC’s equity in income from joint ventures and increases in receivables, inventories and prepaid expenses and increases in accounts payables, accrued liabilities and income taxes payable, partially offset by NTIC’s net income, depreciation and amortization.

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

NTIC experienced decreases in trade receivables and inventory as of November 30, 2014 compared to August 31, 2014.  Trade receivables excluding joint ventures as of November 30, 2014 decreased $163,824 compared to August 31, 2014, primarily related to miscellaneous differences in the timing of collections.

Outstanding trade receivables excluding joint ventures balances as of November 30, 2014 decreased five days to an average of 47 days from balances outstanding from these customers as of August 31, 2014.

Outstanding trade receivables from joint ventures as of November 30, 2014 decreased $398,572 compared to August 31, 2014 primarily due to the timing of payments. Outstanding balances from trade receivables from joint ventures increased an average of 69 days from an average of 91 days from balances outstanding from these customers compared to August 31, 2014.  The significant average days outstanding of trade receivables from joint ventures as of November 30, 2014 were primarily due to the receivables balances at NTIC’s joint ventures in India, Korea and China.

Outstanding receivables for services provided to joint ventures as of November 30, 2014 increased $156,332 compared to August 31, 2014 and decreased four days to an average of 118 days compared to August 31, 2014.

Net cash provided by investing activities for the three months ended November 30, 2014 was $1,057,700 which was primarily the result of cash proceeds from the sale of available for sale securities and dividends received from joint ventures, partially offset by additions to property and equipment and additions to patents.  Net cash used in investing activities for the three months ended November 30, 2013 was $212,438, which was due to additions to property and equipment and additions to patents, partially offset by dividends received from joint ventures.

Net cash used in financing activities for the three months ended November 30, 2014 was $437,930, which resulted from a dividend paid to a non-controlling interest, partially offset by proceeds from stock option exercises and NTIC’s employee stock purchase plan.  Net cash provided by financing activities for the three months ended November 30, 2013 was $9,875, which resulted from proceeds from NTIC’s employee stock purchase plan and, to a lesser extent, option exercises and, partially offset by principal payments on the bank loan for NTIC’s corporate headquarters buildings.

Capital Expenditures and Commitments.  NTIC spent $470,711 on capital expenditures during the three months ended November 30, 2013 and expects to spend an aggregate of approximately $500,000 to $600,000 on capital expenditures during fiscal 2015.  Anticipated capital expenditures for fiscal 2015 relate primarily to the purchase of new equipment and to expand lab capabilities.

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

At the option of NTIC, outstanding advances under NTIC’s $3,000,000 revolving line of credit with PNC Bank bear interest at either (a) an annual rate based on LIBOR plus 2.15% for the applicable LIBOR interest period selected by NTIC or (b) at the rate publicly announced by PNC Bank from time to time as its prime rate, and thus may subject NTIC to some market risk on interest rates.  As of November 30, 2014, NTIC had no borrowings under the line of credit.

Critical Accounting Policies and Estimates

There have been no material changes to NTIC’s critical accounting policies and estimates from the information provided in “Part II. Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies”, included in NTIC’s annual report on Form 10-K for the fiscal year ended August 31, 2014.

Recent Accounting Pronouncements

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

Forward-Looking Statements

This quarterly report on Form 10-Q contains not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by those sections.  In addition, NTIC or others on NTIC’s behalf may make forward-looking statements from time to time in oral presentations, including telephone conferences and/or web casts open to the public, in press releases or reports, on NTIC’s Internet web site or otherwise.  All statements other than statements of historical facts included in this report or expressed by NTIC orally from time to time that address activities, events or developments that NTIC expects, believes or anticipates will or may occur in the future are forward-looking statements including, in particular, the statements about NTIC’s plans, objectives, strategies and prospects regarding, among other things, NTIC’s financial condition, results of operations and business, the outcome of contingencies such as legal proceedings and the effect of the termination of NTIC’s former joint venture in China and the establishment of NTIC China.  NTIC has identified some of these forward-looking statements in this report with words like “believe,” “may,” “could,” “would,” “might,” “forecast,” “possible,” “potential,” “project,” “will,” “should,” “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate,” “approximate” “outlook” or “continue” or the negative of these words or other words and terms of similar meaning.  The use of future dates is also an indication of a forward-looking statement.  Forward-looking statements may be contained in the notes to NTIC’s consolidated financial statements and elsewhere in this report, including under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Forward-looking statements are based on current expectations about future events affecting NTIC and are subject to uncertainties and factors that affect all businesses operating in a global market as well as matters specific to NTIC.  These uncertainties and factors are difficult to predict and many of them are beyond NTIC’s control.  The following are some of the uncertainties and factors known to us that could cause NTIC’s actual results to differ materially from what NTIC has anticipated in its forward-looking statements:

•	The effect of the recent termination of NTIC’s joint venture in China and the formation and establishment of NTIC China and the effect on NTIC’s business and future operating results;

•	The effect of current worldwide economic conditions, the European sovereign debt crisis and turmoil and disruption in the global credit and financial markets on NTIC’s business;

•	The health of the U.S. automotive industry on NTIC’s business;

•	NTIC’s dependence on the success of its joint ventures and fees and dividend distributions that NTIC receives from them;

•	NTIC’s relationships with its joint ventures and its ability to maintain those relationships, especially in light of anticipated succession planning issues;

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

•	NTIC’s ability to introduce new products and services that respond to changing market conditions and customer demand;

•	Market acceptance of NTIC’s existing and new products, especially in light of existing and new competitive products;

•	Maturation of certain existing markets for NTIC’s ZERUST® products and services and NTIC’s ability to grow market share and succeed in penetrating other existing and new markets;

•	Increased competition, especially with respect to NTIC’s ZERUST® products and services, and the effect of such competition on NTIC’s and its joint ventures’ pricing, net sales and margins;

•	NTIC’s reliance upon and its relationships with its distributors, independent sales representatives and joint ventures;

•	NTIC’s reliance upon suppliers, including in particular its single supply source for its base bioplastics resins;

•	The costs and effects of complying with laws and regulations and changes in tax, fiscal, government and other regulatory policies, including rules relating to environmental, health and safety matters;

•	The transition of the manufacturing of certain select ZERUST® rust and corrosion inhibiting products in house at NTIC’s corporate headquarters location in Circle Pines, Minnesota;

•	Unforeseen product quality or other problems in the development, production and usage of new and existing products;

•	Unforeseen production expenses incurred in connection with new customers and new products;

•	Loss of or changes in executive management or key employees;

•	Ability of management to manage around unplanned events;

•	Future litigation;

•	NTIC’s reliance on its intellectual property rights and the absence of infringement of the intellectual property rights of others;

•	Fluctuations in NTIC’s effective tax rate; and

•	NTIC’s reliance upon its management information systems.

For more information regarding these and other uncertainties and factors that could cause NTIC’s actual results to differ materially from what NTIC has anticipated in its forward-looking statements or otherwise could materially adversely affect its business, financial condition or operating results, see NTIC’s annual report on Form 10-K for the fiscal year ended August 31, 2014 under the heading “Part I. Item 1A. Risk Factors.”

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

At the option of NTIC, outstanding advances under NTIC’s $3,000,000 revolving line of credit with PNC Bank bear interest at either (a) an annual rate based on LIBOR plus 2.15% for the applicable LIBOR interest period selected by NTIC or (b) at the rate publicly announced by PNC Bank from time to time as its prime rate, and thus may subject NTIC to some market risk on interest rates.  As of November 30, 2014, NTIC had no borrowings under the line of credit.

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

Changes in Internal Control over Financial Reporting

There was no change in NTIC’s internal control over financial reporting that occurred during the quarter ended November 30, 2014 that has materially affected, or is reasonably likely to materially affect NTIC’s internal control over financial reporting.

PART II -OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Not applicable.

ITEM 1A.  RISK FACTORS

NTIC is affected by risks specific to NTIC as well as factors that affect all businesses operating in a global market. For a discussion of the specific risks that could materially adversely affect NTIC’s business, financial condition or operating results, please see NTIC’s annual report on Form 10-K for the fiscal year ended August 31, 2014 under the heading “Part I — Item 1A. Risk Factors.” There has been no material change to the risk factors as disclosed in that report, other than the addition of the following risk factor relating to the termination of NTIC’s former joint venture in China and the formation and establishment of NTIC China:

The recent termination of NTIC’s joint venture arrangement in China and the formation and establishment of NTIC China could have a material adverse effect on NTIC’s operating results.

Effective as of December 31, 2014, NTIC terminated its joint venture arrangement in China and established a newly formed wholly owned subsidiary to conduct business in China.  NTIC’s former joint venture in China was individually significant to NTIC’s consolidated assets and income and it is uncertain the future impact that the termination of NTIC’s former joint venture in China will have on NTIC’s operating results.  Of the total equity in income from joint ventures of $1,606,683 during the three months ended November 30, 2014 and of the total equity in income from joint ventures of $5,920,603 during fiscal 2014, NTIC had equity in income from joint ventures of $132,824 and $626,763 attributable to NTIC’s former joint venture in China, respectively.  Of the total fee income for services provided to joint ventures of $2,133,670 during the three months ended November 30, 2014 and of the total fee income for services provided to joint ventures of $8,142,863 during fiscal 2014, $516,139 and $2,118,018 were attributable to NTIC’s former joint venture in China.

Commencing during the second quarter of fiscal 2015, NTIC’s consolidated financial statements will include the financial results of NTIC China.  NTIC anticipates that due to the consolidation of NTIC China, NTIC’s net sales, costs of goods sold and operating expenses will increase and its equity in income from joint ventures and fee income for services provided to its joint ventures will decrease in future periods compared to the prior fiscal year periods, since NTIC accounted for its investment in the former Chinese joint venture in NTIC’s consolidated financial statements utilizing the equity method of accounting.   NTIC anticipates that it may take some time to transition the previous customers of NTIC’s former Chinese joint venture to NTIC China and no assurance can be provided that NTIC China will be able to achieve the net sales and income levels previously achieved by NTIC’s former Chinese joint venture.   Beginning during its first quarter of fiscal 2015, NTIC has incurred and expects to continue to incur significant operating expenses associated with NTIC China and expects that NTIC’s operating results may be volatile over the next few quarters, including in particular the second quarter of fiscal 2015.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Equity Securities

During the three months ended November 30, 2014, NTIC did not issue any shares of its common stock or other equity securities of NTIC that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

During the three months ended November 30, 2014, NTIC did not purchase any shares of its common stock or other equity securities of NTIC.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

On January 5, 2015, PNC Bank extended the maturity date of NTIC’s line of credit with PNC Bank from January 7, 2015 to January 7, 2016.  All other terms of the line of credit and the loan agreement and other documents evidencing the line of credit remain the same.

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
101
The following materials from NTIC’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Comprehensive Income (Loss), (iv) the unaudited Consolidated Statements of Cash Flows, and (v) Notes to Condensed Financial Statements (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

Date: January 8, 2015	Matthew C. Wolsfeld, CPA
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
101
The following materials from Northern Technologies International Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Comprehensive Income (Loss), (iv) the unaudited Consolidated Statements of Cash Flows, and (v) Notes to Condensed Financial Statements
Filed herewith