Form 10-Q
period 2015-02-28
NORTHERN TECHNOLOGIES INTERNATIONAL CORP
filed 2015-04-09
CIK 875582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
______________________________

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES    NO ☒

As of April 9, 2015, there were 4,523,160 shares of common stock of the registrant outstanding.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
FORM 10-Q
February 28, 2015

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

_________________

As used in this report, references to “NTIC,” the “Company,” “we,” “our” or “us,” unless the context otherwise requires, refer to Northern Technologies International Corporation and its wholly owned subsidiaries, NTIC (Shanghai) Co., Ltd., NTI Facilities, Inc. and Northern Technologies Holding Company, LLC, and its majority owned subsidiaries, Zerust Prevenção de Corrosão S.A., NTI Asean LLC and Natur-Tec India Private Limited, all of which are consolidated on NTIC’s consolidated financial statements.

NTIC’s consolidated financial statements do not include the accounts of any of its joint ventures.  Except as otherwise indicated, references in this report to NTIC’s joint ventures do not include: (1) NTIC’s majority owned Brazilian subsidiary, Zerust Prevenção de Corrosão S.A.; (2) NTIC’s majority owned subsidiary, NTI Asean LLC, which is a holding company that holds investments in eight entities that operate in the Association of Southeast Asian Nations (ASEAN) region, including the following countries:   China (although the joint venture agreements for the Chinese joint venture were terminated as of December 31, 2014 and liquidation of this joint venture is anticipated), Indonesia, Korea, Malaysia, Philippines, Singapore, Taiwan and Thailand; or (3) NTIC’s majority owned subsidiary, Northern Technologies India Private Limited, in India.

As used in this report, references to “NTIC China” refer to NTIC’s newly formed wholly owned subsidiary in China, NTIC (Shanghai) Co., Ltd.

As used in this report, references to “Tianjin Zerust” refer to NTIC’s former joint venture in China, Tianjin-Zerust Anticorrosion Co., Ltd.

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

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS AS OF FEBRUARY 28, 2015 (UNAUDITED) AND AUGUST 31, 2014 (AUDITED)

	February 28, 2015	August 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,365,389	$2,477,017
Available for sale securities	3,524,985	5,519,766
Receivables:
Trade excluding joint ventures, less allowance for doubtful accounts of $40,000 at February 28, 2015 and August 31, 2014, respectively	3,623,418	3,596,247
Trade joint ventures	784,732	951,286
Fees for services provided to joint ventures	1,484,058	2,612,899
Income taxes	275,352	762
Inventories	5,981,435	5,961,399
Prepaid expenses	551,816	411,226
Deferred income taxes	789,364	789,364
Total current assets	20,380,549	22,319,966

PROPERTY AND EQUIPMENT, NET	7,091,428	6,477,987

OTHER ASSETS:
Investments in joint ventures	18,377,038	22,961,989
Investments at carrying value (Note 7)	1,883,668	—
Deferred income taxes	943,279	943,279
Patents and trademarks, net	1,260,574	1,197,700
Other	167,965	156,854
Total other assets	22,632,524	25,259,822
Total assets	$50,104,501	$54,057,775

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,543,721	$2,225,029
Accrued liabilities:
Payroll and related benefits	554,774	1,847,246
Deferred joint venture royalties	288,000	288,000
Other	154,451	106,380
Total current liabilities	2,540,946	4,466,655

COMMITMENTS AND CONTINGENCIES (Note 14)

EQUITY:
Preferred stock, no par value; authorized 10,000 shares; none issued and outstanding	—	—
Common stock, $0.02 par value per share; authorized 10,000,000 shares; issued and outstanding 4,523,160 and 4,504,552, respectively	90,463	90,092
Additional paid-in capital	13,059,404	12,676,546
Retained earnings	33,612,921	32,733,300
Accumulated other comprehensive (loss) income	(2,719,047)	253,925
Stockholders’ equity	44,043,741	45,753,863
Non-controlling interest	3,519,814	3,837,257
Total equity	47,563,555	49,591,120
Total liabilities and equity	$50,104,501	$54,057,775

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2015 AND 2014

	Three Months Ended		Six Months Ended
	February 28, 2015	February 28, 2014	February 28, 2015	February 28, 2014
NET SALES:
Net sales, excluding joint ventures	$5,995,543	$5,527,366	$12,476,534	$11,132,384
Net sales, to joint ventures	733,166	691,642	1,466,270	1,395,724
Total net sales	6,728,709	6,219,008	13,942,804	12,528,108

Cost of goods sold	4,657,740	4,051,833	9,464,351	8,209,864
Gross profit	2,070,969	2,167,175	4,478,453	4,318,244

JOINT VENTURE OPERATIONS:
Equity in income of joint ventures	1,474,649	1,395,451	3,081,332	2,823,199
Fees for services provided to joint ventures	994,860	2,057,671	3,128,530	4,167,319
Total joint venture operations	2,469,509	3,453,122	6,209,862	6,990,518

OPERATING EXPENSES:
Selling expenses	1,339,441	1,291,316	2,734,328	2,610,202
General and administrative expenses	1,552,861	1,209,933	3,091,123	2,597,429
Expenses incurred in support of joint ventures	656,127	366,469	1,183,244	695,733
Research and development expenses	854,256	1,099,345	1,904,169	2,237,865
Total operating expenses	4,402,685	3,967,063	8,912,864	8,141,229

OPERATING INCOME	137,793	1,653,234	1,775,451	3,167,533

INTEREST INCOME	2,434	2,570	17,561	4,359
INTEREST EXPENSE	(3,223)	(11,976)	(8,228)	(25,646)
OTHER INCOME	2,145	—	2,145	—

INCOME BEFORE INCOME TAX EXPENSE	139,149	1,643,828	1,786,929	3,146,246

INCOME TAX EXPENSE	197,614	259,759	381,298	457,759

NET (LOSS) INCOME	(58,465)	1,384,069	1,405,631	2,688,487

NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	70,179	359,025	526,010	804,857

NET (LOSS) INCOME ATTRIBUTABLE TO NTIC	$(128,644)	$1,025,044	$879,621	$1,883,630

NET (LOSS) INCOME ATTRIBUTABLE TO NTIC PER COMMON SHARE:
Basic	$(0.03)	$0.23	$0.20	$0.42
Diluted	$(0.03)	$0.22	$0.19	$0.41

WEIGHTED AVERAGE COMMON SHARES ASSUMED OUTSTANDING:
Basic	4,522,514	4,434,837	4,516,311	4,434,770
Diluted	4,522,514	4,579,603	4,655,792	4,566,103

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED) FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2015 AND 2014

	Three Months Ended		Six Months Ended
	February 28, 2015	February 28, 2014	February 28, 2015	February 28, 2014
NET (LOSS) INCOME	$(58,465)	$1,384,069	$1,405,631	$2,688,487
OTHER COMPREHENSIVE (LOSS) INCOME – FOREIGN CURRENCY TRANSLATION ADJUSTMENT	(1,980,209)	84,038	(3,256,425)	605,611

COMPREHENSIVE (LOSS) INCOME	(2,038,674)	1,468,107	(1,850,794)	3,294,098
COMPREHENSIVE INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	(142,134)	334,607	242,557	793,206
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO NTIC	$(1,896,540)	$1,133,500	$(2,093,351)	$2,500,892

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE SIX MONTHS ENDED FEBRUARY 28, 2015 AND 2014

	Six Months Ended
	February 28, 2015	February 28, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,405,631	$2,688,487
Adjustments to reconcile net income to net cash used in operating activities:
Stock-based compensation	261,159	236,623
Depreciation expense	245,432	217,620
Amortization expense	43,833	42,819
Loss on disposal of assets	13,847	2,178
Equity in income from joint ventures	(3,081,332)	(2,823,199)
Dividends received from joint ventures	2,696,963	5,217,878
Increase in allowance for doubtful accounts	—	20,000
Changes in current assets and liabilities:
Receivables:
Trade, excluding joint ventures	(166,033)	64,392
Trade, joint ventures	166,554	322,902
Fees for services provided to joint ventures	1,128,841	(370,026)
Income taxes	(300,735)	(209,797)
Inventories	(102,370)	(246,686)
Prepaid expenses and other	(127,367)	(500,213)
Accounts payable	(558,041)	(578,103)
Income tax payable	14,644	(835)
Accrued liabilities	(1,248,986)	(330,206)
Net cash provided by operating activities	392,041	3,753,836

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of investment in joint ventures	—	245,594
Proceeds from the sale of available for sale securities	1,994,781	—
Additions to property and equipment	(897,582)	(325,051)
Additions to patents	(106,707)	(121,351)
Net cash provided by (used in) investing activities	990,492	(200,808)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable	—	(933,414)
Investment by non-controlling interest	—	30,866
Dividend received by non-controlling interest	(560,000)	—
Proceeds from employee stock purchase plan	22,620	21,255
Proceeds from exercise of stock options	99,450	7,650
Net cash used in financing activities	(437,930)	(873,643)

EFFECT OF EXCHANGE RATE CHANGES ON CASH:	(56,231)	2,484

NET INCREASE IN CASH AND CASH EQUIVALENTS	888,372	2,681,869
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,477,017	4,314,258

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,365,389	$6,996,127

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.           INTERIM FINANCIAL INFORMATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all necessary adjustments, which are of a normal recurring nature, and present fairly the consolidated financial position of Northern Technologies International Corporation and its subsidiaries (the Company) as of February 28, 2015 and August 31, 2014 and the results of their operations for the three and six months ended February 28, 2015 and 2014 and their cash flows for the six months ended February 28, 2015 and 2014, in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).

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

Operating results for the three and six months ended February 28, 2015 are not necessarily indicative of the results that may be expected for the full fiscal year ending August 31, 2015.

Certain amounts reported in the consolidated financial statements for the previous reporting periods have been reclassified to conform to the current period presentation.  During the quarter ended February 28, 2015, the Company reclassified dividends received from equity method from investing cash flows to operating cash flows on the consolidated statements of cash flows for all periods presented.  The classification reflects the continued profitability and returns of those profits to its owners, including the Company.  The reclassification did not impact net income (loss) or equity.

The Company evaluates events occurring after the date of the consolidated financial statements requiring recording or disclosure in the consolidated financial statements.

2.           RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

In May 2014, the Financial Accounting Standards Board (FASB) issued revised guidance on revenue recognition.  The standard provides a single revenue recognition model which is intended to improve comparability over a range of industries, companies and geographical boundaries and will also result in enhanced disclosures.  The changes are effective for the Company’s fiscal year ended August 31, 2018, and interim periods within that year.  The Company is currently reviewing the revised guidance and assessing the potential impact on its consolidated financial statements.

3.           INVENTORIES

Inventories consisted of the following:

	February 28, 2015	August 31, 2014
Production materials	$1,375,679	$1,242,649
Finished goods	4,605,756	4,718,750
	$5,981,435	$5,961,399

4.           PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	February 28, 2015	August 31, 2014
Land	$310,365	$310,365
Buildings and improvements	6,195,154	5,695,268
Machinery and equipment	3,622,514	3,713,145
	10,128,033	9,718,778
Less accumulated depreciation	(3,036,605)	(3,240,791)
	$7,091,428	$6,477,987

5.           PATENTS AND TRADEMARKS, NET

Patents and trademarks, net consisted of the following:

	February 28, 2015	August 31, 2014
Patents and trademarks	$2,394,546	$2,287,840
Less accumulated amortization	(1,133,972)	(1,090,140)
	$1,260,574	$1,197,700

Patent and trademark costs are amortized over seven years.  Costs incurred related to patents and trademarks are capitalized until filed and approved, at which time the amounts capitalized to date are amortized and any further costs, including maintenance costs, are expensed as incurred.  Amortization expense is estimated to approximate $85,000 in each of the next five fiscal years.

6.           INVESTMENTS IN JOINT VENTURES

Financial information from the financial statements of the Company’s joint venture in Germany, Excor Korrosionsschutz – Technologien und Produkte GmbH (EXCOR), joint venture in China, Tianjin-Zerust Anticorrosion Co., Ltd. (Tianjin Zerust), for the periods for which it was accounted for under the equity method (See Note 7) and all of the Company’s other joint ventures, are summarized as follows:

	At February 28, 2015
	Total	EXCOR	All Other
Current assets	$46,802,727	$19,669,250	$27,133,477
Total assets	50,375,058	21,662,648	28,712,410
Current liabilities	12,347,251	2,837,566	9,509,685
Noncurrent liabilities	1,080,425	—	1,080,425
Joint ventures’ equity	36,947,382	18,825,082	18,122,300
Northern Technologies International Corporation’s share of joint ventures’ equity	18,377,038	9,412,543	8,964,499
Northern Technologies International Corporation’s share of joint ventures’ undistributed earnings	$16,252,890	$9,381,638	$6,871,252

	At August 31, 2014
	Total	EXCOR	Tianjin Zerust	All Other
Current assets	$61,491,957	$24,361,157	$9,774,680	$27,356,120
Total assets	65,466,964	26,652,165	9,793,803	29,020,996
Current liabilities	17,542,634	3,512,143	4,438,380	9,592,111
Noncurrent liabilities	1,929,488	—	868,377	1,061,111
Joint ventures’ equity	45,994,842	23,140,022	4,487,046	18,367,775
Northern Technologies International Corporation’s share of joint ventures’ equity	22,961,989	11,570,013	2,243,524	9,148,452
Northern Technologies International Corporation’s share of joint ventures’ undistributed earnings	$20,540,523	$11,539,108	$2,193,524	$6,807,891

	Six Months Ended February 28, 2015
	Total	EXCOR	Tianjin Zerust	All Other
Net sales	$52,178,238	$18,383,653	$3,735,457	$30,059,128
Gross profit	25,540,546	9,766,973	1,783,673	13,989,900
Net income	6,152,182	3,924,547	265,648	1,961,987
Northern Technologies International Corporation’s share of equity in income of joint ventures	$3,081,331	$1,962,047	$132,824	$986,460

	Six Months Ended February 28, 2014
	Total	EXCOR	Tianjin Zerust	All Other
Net sales	$58,050,376	$18,963,579	$8,257,630	$30,829,167
Gross profit	27,600,668	10,072,948	3,834,419	13,693,301
Net income	5,479,724	3,763,017	553,963	1,162,744
Northern Technologies International Corporation’s share of equity in income of joint ventures	$2,823,199	$1,881,705	$276,948	$664,546

All material profits recorded on sales from the Company to its joint ventures have been eliminated for financial reporting purposes.

On January 2, 2015, the Company announced that, effective as of December 31, 2014, the Company terminated its joint venture agreements with its previous joint venture in China, Tianjin Zerust, and began the process of liquidating the joint venture entity.  The Company intends to conduct future business in China through a newly formed wholly owned subsidiary, NTIC (Shanghai) Co. Ltd. (NTIC China). As of December 31, 2014, the Company started recognizing Tianjin Zerust based on its carrying value instead of the equity method since the Company no longer expects to significantly affect the joint venture’s operations or decision making during its anticipated liquidation.

The Company records expenses that are directly attributable to the joint ventures on its consolidated statements of operations in the line item “Expenses incurred in support of joint ventures.”  The expenses include items such as employee compensation and benefit expenses, travel expense and consulting expense.

The Company did not make any joint venture investments during the six months ended February 28, 2015 and 2014.

On November 30, 2013, the Company agreed to sell its indirect ownership interest in Mütec GmbH (Mütec), the Company’s former joint venture in Germany which manufactures proprietary electronic sensing instruments.  Since the purchase price paid to the Company was less than the book value of the Company’s investment in Mütec, the Company recognized a $50,000 impairment charge during the three months ended November 30, 2013, which is included in the consolidated statements of operations in the line item “Equity income of joint ventures.”  In connection with the transaction, the owner of Mütec borrowed $168,000 from the Company to be repaid over four years with no interest. As of February 28, 2015 and August 31, 2014, $142,277 and $156,854 was due to the Company related to this transaction.

7.         CHINA OPERATIONS

On January 2, 2015, the Company announced that, effective as of December 31, 2014, the Company terminated its joint venture agreements with its previous joint venture in China, Tianjin Zerust, began the process of liquidating the joint venture entity, and has commenced conducting business in China through a newly formed wholly owned subsidiary, NTIC (Shanghai) Co. Ltd. on January 1, 2015.  Effective December 31, 2014, the Company’s investment in Tianjin Zerust is reported at carrying value based on the Company’s decreased level of influence over the entity, and the Company has reclassified previously unrecognized gains on foreign currency translation from other comprehensive income.  Any declines in the fair value are reflected as adjustments to the carrying value.  No such adjustments were recorded during the six months ended February 28, 2015.

The investment in Tianjin Zerust is as follows:

Investment
Equity method investment – August 31, 2014	$2,243,524
Equity in earnings – six months ended February 28, 2015	132,824
Reclassification of translation gains on foreign currency translation	(492,660)
Investment at carrying value – February 28, 2015	$1,883,688

The Company incurred expenses of $883,000 during the six months ended February 28, 2015 related to the termination of the joint venture agreements with Tianjin Zerust, the initiation of the liquidation of Tianjin Zerust and the formation of NTIC China.  Such expenses consisted primarily of legal expenses and personnel expenses associated with the establishment of the subsidiary and the hiring of new personnel.  These expenses are recorded as selling, general and administrative expenses and expenses incurred in support of joint ventures on the consolidated statements of operations.

8.           CORPORATE DEBT

The Company has a revolving line of credit with PNC Bank of $3,000,000.  No amounts were outstanding under the line of credit as of both February 28, 2015 and August 31, 2014.  At the option of the Company, outstanding advances under the line of credit bear interest at either (a) an annual rate based on LIBOR plus 2.15% for the applicable LIBOR interest period selected by the Company or (b) at the rate publicly announced by PNC Bank from time to time as its prime rate.

The line of credit is subject to standard covenants, including affirmative financial covenants, such as the maintenance of a minimum fixed charge coverage ratio, and negative covenants, which, among other things, limit the incurrence of additional indebtedness, loans and equity investments, disposition of assets, mergers and consolidations and other matters customarily restricted in such agreements.  Under the loan agreement, the Company is subject to a minimum fixed charge coverage ratio of 1.10:1.00.  As of February 28, 2015, the Company was in compliance with all debt covenants.

On January 5, 2015, PNC Bank extended the maturity date of the line of credit from January 7, 2015 to January 7, 2016 under substantially similar terms, and waived a technical covenant default by the Company to deliver quarterly compliance certificates.

9.           STOCKHOLDERS’ EQUITY

During the six months ended February 28, 2015, the Company did not purchase or retire any shares of its common stock.  The following stock options to purchase shares of common stock were exercised during the six months ended February 28, 2015:

Options Exercised	Exercise Price
18,000	$7.65
2,333	$10.20

The Company granted stock options under the Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan (the 2007 Plan) to purchase an aggregate of 45,067 shares of its common stock to various employees and directors during the six months ended February 28, 2015.  The weighted average per share exercise price of the stock options is $20.10, which was equal to the fair market value of the Company’s common stock on the date of grant.

During the six months ended February 28, 2014, the Company did not purchase or retire any shares of its common stock.  The following stock options to purchase shares of common stock were exercised during the six months ended February 28, 2014:

Options Exercised	Exercise Price
1,000	$7.65

The Company granted stock options under the 2007 Plan to purchase an aggregate of 56,373 shares of its common stock to various employees and directors during the six months ended February 28, 2014.  The weighted average per share exercise price of the stock options is $14.83, which was equal to the fair market value of the Company’s common stock on the date of grant.

10.           NET (LOSS) INCOME PER COMMON SHARE

Basic net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of common shares outstanding.  Diluted net (loss) income per share assumes the exercise of stock options using the treasury stock method, if dilutive.

The following is a reconciliation of the earnings (loss) per share computation:

	Three Months Ended		Six Months Ended
Numerators:	February 28, 2015	February 28, 2014	February 28, 2015	February 28, 2014
Net (loss) income attributable to NTIC	$(128,644)	$1,025,044	$876,621	$1,883,630

Denominator:
Basic – weighted shares outstanding	4,522,514	4,434,837	4,516,311	4,434,770
Weighted shares assumed upon exercise of stock options	-	144,766	139,481	131,333
Diluted – weighted shares outstanding	4,522,514	4,579,603	4,655,792	4,566,103
Basic earnings (loss) per share:	$(0.03)	$0.23	$0.20	$0.42
Diluted earnings (loss) per share:	$(0.03)	$0.22	$0.19	$0.41

The dilutive impact summarized above relates to the periods when the average market price of the Company’s common stock exceeded the exercise price of the potentially dilutive option securities granted.  Earnings (loss) per common share were based on the weighted average number of common shares outstanding during the periods when computing the basic earnings (loss) per share. When dilutive, stock options are included as equivalents using the treasury stock market method when computing the diluted earnings (loss) per share.  Excluded from the computation of diluted earnings per share for the three months ended February 28, 2015 were all options outstanding to purchase 263,734 shares of common stock, due to the Company’s net loss in the period.

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

The 2007 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, stock unit awards, performance awards and stock bonuses to eligible recipients to enable the Company and its subsidiaries to attract and retain qualified individuals through opportunities for equity participation in the Company, and to reward those individuals who contribute to the achievement of the Company’s economic objectives.  Subject to adjustment as provided in the 2007 Plan, up to a maximum of 800,000 shares of the Company’s common stock are issuable under the 2007 Plan.  Options granted under the 2007 Plan generally have a term of ten years and become exercisable over a three- or four-year period beginning on the one-year anniversary of the date of grant.  Options are granted at per share exercise prices equal to the market value of the Company’s common stock on the date of grant.  The Company issues new shares upon the exercise of options.  As of February 28, 2015, only stock options and stock bonuses had been granted under the 2007 Plan.

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

The Company granted options to purchase an aggregate of 45,067 and 56,373 shares of its common stock during the six months ended February 28, 2015 and 2014, respectively.  The fair value of option grants is determined at date of grant, using the Black-Scholes option pricing model with the assumptions listed below.  The Company recognized compensation expense of $261,159 and $236,623 during the six months ended February 28, 2015 and 2014, respectively, related to the options that vested during such time period.  As of February 28, 2015, the total compensation cost for nonvested options not yet recognized in the Company’s consolidated statements of operations was $494,109, net of estimated forfeitures.  Stock-based compensation expense of $234,524 is expected through the remainder of fiscal year 2015, and $179,785 and $79,800 is expected to be recognized during fiscal 2016 and fiscal 2017, respectively, based on outstanding options as of February 28, 2015.  Future option grants will impact the compensation expense recognized. Stock-based compensation expense is included in general and administrative expense on the consolidated statements of operations.

The Company currently estimates a ten percent forfeiture rate for stock options and continually reviews this estimate for future periods.

The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions and results for the grants:

	Six Months Ended
	February 28, 2015	February 28, 2014
Dividend yield	0.00%	0.00%
Expected volatility	46.6%	47.3%
Expected life of option (in years)	10	10
Average risk-free interest rate	1.63%	1.36%

The weighted average per share fair value of options granted during six months ended February 28, 2015 and 2014 was $11.58 and $8.60, respectively.  The weighted average remaining contractual life of the options outstanding as of February 28, 2015 and 2014 was 6.56 years and 5.02 years, respectively.

12.           GEOGRAPHIC AND SEGMENT INFORMATION

Net sales by geographic location as a percentage of total consolidated net sales for the three and six months ended February 28, 2015 and 2014 were as follows:

	Three Months Ended		Six Months Ended
	February 28, 2015	February 28, 2014	February 28, 2015	February 28, 2014
Inside the U.S.A. to unaffiliated customers	61.4%	62.1%	64.3%	66.6%
Outside the U.S.A to:
Joint ventures in which the Company is a shareholder directly and indirectly	16.9%	12.9%	14.1%	11.7%
Unaffiliated customers	21.7%	25.0%	21.6%	21.7%
	100.0%	100.0%	100.0%	100.0%

Net sales by geographic location are based on the location of the customer.

Fees for services provided to joint ventures accounted for under the equity method by geographic location as a percentage of total fees for services provided to joint ventures during the three months ended February 28, 2015 and 2014 were as follows:

	Three Months Ended
	February 28, 2015	% of Total Fees for Services Provided to Joint Ventures	February 28, 2014	% of Total Fees for Services Provided to Joint Ventures
Germany	$202,633	20.4%	$263,556	12.8%
Thailand	156,519	15.7%	130,441	6.3%
Japan	124,202	12.5%	167,410	8.2%
Poland	116,612	11.7%	152,518	7.4%
United Kingdom	115,000	11.6%	79,935	3.9%
France	76,518	7.7%	122,972	6.0%
India	73,971	7.4%	166,858	8.1%
Sweden	72,297	7.3%	92,223	4.5%
Finland	52,693	5.3%	76,537	3.7%
China	—	0.0%	523,451	25.4%
Other	4,415	0.4%	281,770	13.7%
	$994,860	100.0%	$2,057,671	100.0%

	Six Months Ended
	February 28, 2015	% of Total Fees for Services Provided to Joint Ventures	February 28, 2014	% of Total Fees for Services Provided to Joint Ventures
Germany	440,954	14.1%	527,111	12.6%
Thailand	297,152	9.5%	282,999	6.8%
Japan	284,544	9.1%	340,691	8.2%
Poland	287,836	9.2%	317,085	7.6%
United Kingdom	211,371	6.8%	154,632	3.7%
France	209,898	6.7%	251,075	6.0%
India	143,262	4.6%	166,858	4.0%
Sweden	159,217	5.1%	202,193	4.8%
Finland	146,215	4.7%	181,740	4.4%
China	$516,139	16.5%	$1,111,633	26.7%
Other	431,942	13.7%	631,302	15.2%
	$3,128,530	100.0%	$4,167,319	100.0%

The following table sets forth the Company’s net sales for the three and six months ended February 28, 2015 and 2014 by segment:

	Three Months Ended		Six Months Ended
	February 28, 2015	February 28, 2014	February 28, 2015	February 28, 2014
ZERUST® sales	$5,783,985	$5,555,051	$12,022,056	$11,304,064
Natur-Tec™ sales	944,724	663,957	1,920,748	1,224,044
Total net sales	$6,728,709	$6,219,008	$13,942,804	$12,528,108

The following table sets forth the Company’s cost of goods sold for the three and six months ended February 28, 2015 and 2014 by segment:

	Three Months Ended				Six Months Ended
	February 28, 2015	% of Product Sales*	February 28, 2014	% of Product Sales*	February 28, 2015	% of Product Sales*	February 28, 2014	% of Product Sales*
Direct cost of goods sold
ZERUST®	$3,171,103	54.8%	$2,965,790	53.4%	$6,509,691	54.1%	$6,047,554	53.5%
Natur-Tec®	719,048	76.1%	490,573	73.9%	1,501,623	78.2%	940,037	76.8%
Indirect cost of goods sold	767,589	—	595,470	—	1,453,037	—	1,222,273	—
Total net cost of goods sold	$4,657,740		$4,051,833		$9,464,351		$8,209,864
________________________
*	The percent of segment sales is calculated by dividing the direct cost of goods sold for each individual segment category by the net sales for each segment category.

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

The geographical distribution of key financial statement data is as follows:

	As of February 28, 2015	As of August 31, 2014
Brazil	$1,065,105	$1,429,054
China	1,268,072	—
India	359,992	363,894
United States	47,411,333	52,264,827
Total assets	$50,104,502	$54,057,775

	Six Months Ended
	February 28, 2015	February 28, 2014
Brazil	$1,418,236	$1,153,012
China	20,732	—
India	416,772	168,779
United States	12,087,064	11,206,317
Total net sales	$13,942,804	$12,528,108

	Six Months Ended
	February 28, 2015	February 28, 2014
Brazil	$(41,559)	$(145,955)
China	(358,168)	—
India	(9,246)	5,800
United States	2,184,424	3,307,688
Total operating income	$1,775,451	$3,167,533

Total assets located in Brazil, China and India primarily consist of cash and cash equivalents, customer receivables and inventory.  These assets are periodically reviewed to assure the net realizable value from the estimated future production based on forecasted sales exceeds the carrying value of the assets.

13.           RESEARCH AND DEVELOPMENT

The Company expenses all costs related to product research and development as incurred.  The Company incurred $1,904,169 and $2,237,865 of expense during the six months ended February 28, 2015 and 2014, respectively, in connection with its research and development activities.  These amounts are net of reimbursements related to certain research and development contracts.  Such reimbursements totaled $0 and $45,788 for the six months ended February 28, 2015 and 2014, respectively.  The net fees are accounted for in the “Research and Development Expenses” section of the consolidated statements of operations.

14.           COMMITMENTS AND CONTINGENCIES

On August 19, 2014, the Compensation Committee of the Board of Directors of the Company approved the material terms of an annual bonus plan for the Company’s executive officers as well as certain officers and employees for the fiscal year ending August 31, 2015.  For fiscal 2015 as in past years, the total amount available under the bonus plan for all plan participants, including executive officers, is dependent upon the Company’s earnings before interest, taxes and other income, as adjusted to take into account amounts to be paid under the bonus plan and certain other adjustments (Adjusted EBITOI).  Each plan participant’s percentage of the overall bonus pool is based upon the number of plan participants, the individual’s annual base salary and the individual’s position and level of responsibility within the company.  In the case of each of the Company’s executive officer participants, 75% of the amount of their individual bonus payout will be determined based upon the Company’s actual Adjusted EBITOI for fiscal 2015 compared to a pre-established target Adjusted EBITOI for fiscal 2015 and 25% of the payout will be determined based upon such executive officer’s achievement of certain pre-established individual performance objectives.  The payment of bonuses under the plan are discretionary and may be paid to executive officer participants in both cash and shares of the Company’s common stock, the exact amount and percentages will be determined by the Company’s Board of Directors, upon recommendation of the Compensation Committee, after the completion of the Company’s consolidated financial statements for fiscal 2015.  There was an accrual of $100,000 for management bonuses for the six months ended February 28, 2015 compared to an accrual of $620,000 for management bonuses for the six months ended February 28, 2014.

Two joint ventures (consisting of the Company’s joint venture in Korea and remaining payables balance to the Company at Tianjin Zerust) accounted for 37.8% of the Company’s trade joint venture receivables at February 28, 2015.  Three joint ventures (consisting of the Company’s joint ventures in Korea and Thailand and Tianjin Zerust accounted for 62.9% of the Company’s trade joint venture receivables at August 31, 2014.

On March 23, 2015, the Company and NTI Asean LLC, a wholly owned subsidiary of the Company, filed a lawsuit in Tianjin No 1 Intermediate People’s Court against two individuals, Meng Tao and Xu Hui, related to breaches of duties and contractual commitments owed to NTI Asean under certain agreements related to the Company’s former joint venture in China, Tianjin Zerust Anti-Corrosion Technologies Ltd.  The lawsuit alleges, among other things, that Mr. Meng Tao and Xu Hui have engaged in self-dealing, usurped business opportunities, and received economic benefits that were required to go to Tianjin Zerust.  At this point it is too early in the lawsuit to reasonably estimate the amount of any recovery to NTI Asean.

From time to time, the Company is subject to other various claims and legal actions in the ordinary course of its business.  The Company records a liability in its consolidated financial statements for costs related to claims, including future legal costs, settlements and judgments, where the Company has assessed that a loss is probable and an amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range, the Company records the most probable estimate of the loss or the minimum amount when no amount within the range is a better estimate than any other amount.  The Company discloses a contingent liability even if the liability is not probable or the amount is not estimable, or both, if there is a reasonable possibility that material loss may be have been incurred.  In the opinion of management, as of February 28, 2015, the amount of liability, if any, with respect to these matters, individually or in the aggregate, will not materially affect the Company’s consolidated results of operations, financial position or cash flows.

15.           FAIR VALUE MEASUREMENTS

Assets and liabilities that are measured at fair value on a recurring basis primarily relate to marketable equity securities.  These items are marked-to-market at each reporting period.

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurements Using Inputs Considered as
	Fair Value as of February 28, 2015	Level 1	Level 2	Level 3
Available for sale securities	$3,524,985	$3,524,985	$—	$—

		Fair Value Measurements Using Inputs Considered as
	Fair Value as of August 31, 2014	Level 1	Level 2	Level 3
Available for sale securities	$5,519,766	$5,519,766	$—	$—

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

NTIC’s ZERUST® rust and corrosion inhibiting products include plastic and paper packaging, liquids and coatings, rust removers and cleaners, diffusers and engineered solutions designed specifically for the oil and gas industry.  NTIC also offers worldwide on-site technical consulting for rust and corrosion prevention issues.  NTIC’s technical service consultants work directly with the end users of NTIC’s ZERUST® rust and corrosion inhibiting products to analyze their specific needs and develop systems to meet their technical requirements.  In North America, NTIC sells its ZERUST® corrosion prevention solutions through a direct sales force as well as a network of independent distributors and agents.  Internationally, NTIC sells its ZERUST® corrosion prevention solutions through its majority owned subsidiary in Brazil, Zerust Prevenção de Corrosão S.A. (Zerust Brazil), its newly formed wholly owned subsidiary in China, NTIC (Shanghai) Co., Ltd. (NTIC China), its majority owned joint venture holding company for NTIC’s joint venture investments in the Association of Southeast Asian Nations (ASEAN) region, and joint venture arrangements in North America, Europe and Asia.

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

Natur-Tec® biobased and compostable plastics are manufactured using NTIC’s patented and/or proprietary technologies and are intended to replace conventional petroleum-based plastics.  The Natur-Tec® biopolymer resin compound portfolio include formulations that have been optimized for a variety of applications including blown-film extrusion, extrusion coating, injection molding, and engineered plastics.  These resins are fully biodegradable in a composting environment and are currently being used to produce finished products including shopping and grocery bags, lawn and leaf bags, can liners, pet waste collection bags, cutlery, packaging foam and coated paper products.  In North America, NTIC markets its Natur-Tec® resins and finished products primarily through a network of regional and national distributors as well as independent agents.  NTIC continues to see significant opportunities for finished bioplastic products and, therefore, continues to strengthen and expand its North American distribution network for finished Natur-Tec® bioplastic products.  Internationally, NTIC sells its Natur-Tec® resins and finished products both directly and through its recently formed majority owned subsidiary in India, Natur-Tec India Private Limited (Natur-Tec India), and certain joint ventures.  In November 2014, NTIC entered into an agreement with NatureWorks LLC for joint marketing and sales of Ingeo® based packaging solutions to customers in India.  With recent Indian government mandates banning use of non-biodegradable plastics in certain types of food and consumer packaging, NTIC expects the market in India for bioplastic packaging solutions to grow substantially.

Recent Development

On January 2, 2015, NTIC announced that, effective as of December 31, 2014, it is selling its ZERUST® products and services in China through a newly formed wholly owned subsidiary, NTIC (Shanghai) Co., Ltd. (NTIC China), and has terminated its joint venture agreements with Tianjin-Zerust Anticorrosion Co., Ltd. (Tianjin Zerust).  NTIC and NTI Asean have filed a lawsuit against Mr. Tao Meng, a Chinese national and the former joint venture entity’s other shareholder, and his spouse in the Chinese court of Tianjin, seeking, among other things, an orderly liquidation of Tianjin Zerust.

NTIC indirectly had a 30% ownership interest in Tianjin Zerust through its 60% owned holding company subsidiary, NTI Asean LLC.  Commencing during the second quarter of fiscal 2015, NTIC’s consolidated financial statements include the financial results of NTIC China.  NTIC anticipates that NTIC’s net sales, costs of goods sold and operating expenses will increase and its equity in income from joint ventures and fee income for services provided to its joint ventures will decrease in future periods compared to the prior fiscal year periods as NTIC started recognizing Tianjin Zerust based on its carrying value instead of the equity method and will continue to do so until Tianjin Zerust is fully liquidated.  As of February 28, 2015, Tianjin Zerust has been evaluated for impairment and no losses have been recorded.

NTIC anticipates that it may take several quarters to transition the previous customers of Tianjin Zerust to NTIC China and no assurance can be provided that NTIC China will be able to achieve the net sales and income levels previously achieved by Tianjin Zerust.   For the fiscal year ended August 31, 2014, Tianjin Zerust had net sales of $15.9 million and net income of $1.3 million.  The operating income of the joint venture before paying royalties in an aggregate amount of $4.2 million to all shareholders was over $5.5 million; NTIC’s 30% portion of that operating income was $1.6 million.

During the six months ended February 28, 2015, NTIC incurred approximately $883,000 in start-up expenses related either directly or indirectly to the establishment of NTIC China, the termination of the joint venture agreements with Tianjin Zerust, the pending litigation against Mr. Tao Meng and his spouse, and the anticipated liquidation of Tianjin Zerust.   These expenses are recorded as selling, general and administrative expenses and expenses incurred in support of joint ventures on the consolidated statements of operations.

NTIC expects that its operating results may be volatile over the next few quarters, including the remaining quarters of fiscal 2015.  In addition, NTIC does not anticipate incurring any impairment on its investment in the Tianjin Zerust, collectability of receivables from sales of product or fees for services from the joint venture or any material issue in recoverability of inventory.

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

The results of Zerust Brazil, NTI Asean and Natur-Tec India, and as of December 31, 2014, NTI China, are fully consolidated in NTIC’s consolidated financial statements.  NTIC holds 85% of the equity and 85% of the voting rights of Zerust Brazil.  NTIC holds 60% of the equity and 60% of the voting rights of NTI Asean.  NTI Asean holds investments in eight entities that operate in the following eight territories located in the ASEAN region:  China (although liquidation was initiated December 31, 2014), Indonesia, Korea, Malaysia, Philippines, Singapore, Taiwan and Thailand.  NTIC holds 90% of the equity and 90% of the voting rights of Natur-Tec India.  NTI China is a wholly owned subsidiary of NTIC.

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

NTIC’s consolidated net sales increased 8.2% and 11.3% during the three and six months ended February 28, 2015, respectively, compared to the three and six months ended February 28, 2014.  These increases were primarily a result of increased demand for ZERUST® rust and corrosion inhibiting packaging products and services and Natur-Tec® products.  During the three and six months ended February 28, 2015, 86.0% and 86.2% of NTIC’s consolidated net sales, respectively, were derived from sales of ZERUST® products and services, which increased 4.1% and 6.4% to $5,783,985 and $12,022,056 during the three and six months ended February 28, 2015, respectively, compared to $5,555,051 and $11,304,064 during the three and six months ended February 28, 2014, respectively, due to increased demand from both new and existing customers for new and existing products.

NTIC has focused its sales efforts of ZERUST® products and services by strategically targeting customers with specific corrosion issues in new market areas, including the oil and gas industry and other industrial sectors that offer sizable growth opportunities.  NTIC’s consolidated net sales for the six months ended February 28, 2015 included $878,582 of sales made to customers in the oil and gas industry compared to $792,720 for the six months ended February 28, 2014.  Overall demand for ZERUST® products and services depends heavily on the overall health of the markets in which NTIC sells its products, including the automotive market in particular.

During the three and six months ended February 28, 2015, 14.0% and 13.8%, of NTIC’s consolidated net sales were derived from sales of Natur-Tec® products compared to 10.7% and 9.8% during the three and six months ended February 28, 2014, respectively.  Net sales of Natur-Tec® products increased 42.3% and 56.9% during the three and six months ended February 28, 2015 compared to the three and six months ended February 28, 2014, respectively.  These increases were primarily due to finished product sales in North America and finished product sales at NTIC’s majority owned subsidiary, NTI India, which subsidiary did not exist during the same periods in fiscal 2014.

Cost of goods sold as a percentage of net sales increased to 69.2% during the three months ended February 28, 2015 compared to 65.2% during the three months ended February 28, 2014 and increased to 67.9% during the six months ended February 28, 2015 compared to 65.5% during the prior fiscal year period. These increases were primarily as a result of increased sales during the current fiscal year periods of Natur-Tec® products which carry lower margins than ZERUST® products.

NTIC’s equity in income of joint ventures increased 5.7% and 9.1% to $1,474,649 and $3,081,332, respectively, during the three and six months ended February 28, 2015 compared to $1,395,451 and $2,823,199 during the three and six months ended February 28, 2014, which increases were primarily a result of increases in profitability at the joint ventures, partially offset by decreases associated with the anticipated liquidation of Tianjin Zerust and adverse effects of foreign currency exchange rate fluctuations, including in particular the Euro compared to the U.S. dollar.

NTIC recognized a 51.7% and 24.9% decrease in fees for services provided to joint ventures during the three and six months ended February 28, 2015 compared to the three and six months ended February 28, 2014, respectively.  These decreases were primarily a result of the anticipated liquidation of Tianjin Zerust.  Fees for services provided to Tianjin Zerust decreased $596,000 to $516,000 for the six months ended February 28, 2015 compared to $1,112,000 for the six months ended February 28, 2014.  Additionally, there was a decrease in sales at the joint ventures, which were $23,057,386 and $52,178,238 during the three and six months ended February 28, 2015, respectively, compared to $28,389,158 and $58,050,376 for the three and six months ended February 28, 2014, respectively.  These decreases resulted in corresponding decreases in fees for services provided to joint ventures as such fees are a function of net sales of NTIC’s joint ventures.  Net sales of NTIC’s joint ventures decreased also as a result of  a significant weakening of the Euro compared to the U.S. dollar and, to a lesser extent, the sale of NTIC’s ownership interest in Mütec GmbH.

NTIC’s total operating expenses increased 9.5%, or $771,635, to $8,912,864 during the six months ended February 28, 2015 compared to the six months ended February 28, 2014.  This increase was primarily the result of $883,000 in expenses related to the formation and establishment of NTIC China and the anticipated liquidation of Tianjin Zerust.  Such expenses consisted primarily of legal and personnel expenses associated with the establishment of the subsidiary, the hiring of new personnel and initial operations.

NTIC expenses all costs related to product research and development as incurred.  NTIC incurred $1,904,169 and $2,237,865 of expense during the six months ended February 28, 2015 and 2014, respectively, in connection with its research and development activities.  These represent net amounts after being reduced by reimbursements related to certain research and development contracts.  Such reimbursements totaled $0 and $45,788 for the six months ended February 28, 2015 and 2014, respectively. NTIC anticipates that it will spend between $4,000,000 and $4,200,000 in total during fiscal 2015 on research and development activities related to its new technologies.  This estimate is a net range after being reduced by anticipated reimbursements related to certain research and development contracts.

Net loss attributable to NTIC was $(128,644), or $(0.03) per diluted common share, for the three months ended February 28, 2015 compared to net income attributable to NTIC of $1,025,044, or $0.22 per diluted common share, for the three months ended February 28, 2014.  Net income attributable to NTIC decreased 53.3%, to $879,621, or $0.19 per diluted common share, for the six months ended February 28, 2015 compared to $1,883,630, or $0.41 per diluted common share, for the six months ended February 28, 2014.  These decreases were primarily the result of decreases in income from NTIC’s joint venture operations as a result of the anticipated liquidation of Tianjin Zerust and the establishment of NTIC China.

NTIC anticipates that its quarterly net income will continue to remain subject to significant volatility primarily due to the financial performance of its subsidiaries and joint ventures and sales of its ZERUST® products and services into the oil and gas industry and Natur-Tec® bioplastics products, which sales fluctuate more on a quarterly basis than the traditional ZERUST® business.  NTIC also anticipates that its operating results for future quarters in fiscal 2015 will be particularly volatile as a result of the changes in the Chinese operations.

NTIC’s working capital was $17,839,603 at February 28, 2015, including $3,365,389 in cash and cash equivalents and $3,524,985 in available for sale securities, compared to $17,853,311 at August 31, 2014, including $2,477,017 in cash and cash equivalents and $5,519,766 in available for sale securities.

Results of Operations

The following tables set forth NTIC’s results of operations for the three and six months ended February 28, 2015 and 2014.

	Three Months Ended
	February 28, 2015	% of Net Sales	February 28, 2014	% of Net Sales	$ Change	% Change
Net sales, excluding joint ventures	$5,995,543	89.1%	$5,527,366	88.9%	$468,177	8.5%
Net sales, to joint ventures	733,166	10.9%	691,642	11.1%	41,524	6.0%
Cost of goods sold	4,657,740	69.2%	4,051,833	65.2%	605,907	15.0%
Equity in income of joint ventures	1,474,649	21.9%	1,395,451	22.4%	79,198	5.7%
Fees for services provided to joint ventures	994,860	14.8%	2,057,671	33.1%	(1,062,811)	(51.7%)
Selling expenses	1,339,441	19.9%	1,291,316	20.8%	48,125	3.7%
General and administrative expenses	1,552,861	23.1%	1,209,933	19.5%	342,928	28.3%
Expenses incurred in support of joint ventures	656,127	9.8%	366,469	5.9%	289,658	79.0%
Research and development expenses	854,256	12.7%	1,099,345	17.7%	(245,089)	(22.3%)

	Six Months Ended
	February 28, 2015	% of Net Sales	February 28, 2014	% of Net Sales	$ Change	% Change
Net sales, excluding joint ventures	$12,476,534	89.5%	$11,132,384	88.9%	$1,344,150	12.1%
Net sales, to joint ventures	1,466,270	10.5%	1,395,724	11.1%	70,546	5.1%
Cost of goods sold	9,464,351	67.9%	8,209,864	65.5%	1,254,487	15.3%
Equity in income of joint ventures	3,081,332	22.1%	2,823,199	22.5%	258,133	9.1%
Fees for services provided to joint ventures	3,128,530	22.4%	4,167,319	33.3%	(1,038,789)	(24.9%)
Selling expenses	2,734,328	19.6%	2,610,202	20.8%	124,126	4.8%
General and administrative expenses	3,091,123	22.2%	2,597,429	20.7%	493,694	19.0%
Expenses incurred in support of joint ventures	1,183,244	8.5%	695,733	5.6%	487,511	70.1%
Research and development expenses	1,904,169	13.7%	2,237,865	17.9%	(333,696)	(14.9%)

Net Sales. NTIC’s consolidated net sales increased 8.2% and 11.3% to $6,728,709 and $13,942,804, respectively, during the three and six months ended February 28, 2015 compared to the three and six months ended February 28, 2014.  NTIC’s consolidated net sales excluding NTIC’s joint ventures increased 8.5% and 12.1% to $5,995,543 and $12,476,534, respectively, during the three and six months ended February 28, 2015 compared to the same respective prior fiscal year periods.  These increases were primarily a result of increased demand and sales of ZERUST® rust and corrosion inhibiting packaging products and services and Natur-Tec® products.  Net sales to joint ventures increased 6.0% and 5.1% to $733,166 and $1,466,270 during the three and six months ended February 28, 2015, respectively, compared to the same respective prior fiscal year periods.

The following table sets forth NTIC’s net sales by product category for the three and six months ended February 28, 2015 and 2014 by segment:

	Three Months Ended		Six Months Ended
	February 28, 2015	February 28, 2014	February 28, 2015	February 28, 2014
ZERUST® sales	$5,783,985	$5,555,051	$12,022,056	$11,304,064
Natur-Tec® sales	944,724	663,957	1,920,748	1,224,044
Total net sales	$6,728,709	$6,219,008	$13,942,804	$12,528,108

During the three and six months ended February 28, 2015, 86.0% and 86.2% of NTIC’s consolidated net sales, respectively, were derived from sales of ZERUST® products and services, which increased 4.1% and 6.4% to $5,783,985 and $12,022,056 during the three and six months ended February 28, 2015, respectively, compared to $5,555,051 and $11,304,064 during the three and six months ended February 28, 2014, respectively, due to increased demand from existing customers and the addition of new customers.  NTIC has strategically focused its sales efforts for ZERUST® products and services on customers with sizeable corrosion problems in industry sectors that offer sizable growth opportunities, including the oil and gas sector.

The following table sets forth NTIC’s net sales of ZERUST® products for the three and six months ended February 28, 2015 and 2014:

	Three Months Ended
	February 28, 2015	February 28, 2014	$ Change	% Change
ZERUST® industrial net sales	$4,674,429	$4,463,169	$211,260	4.7%
ZERUST® joint venture net sales	733,166	689,772	43,394	6.3%
ZERUST® oil & gas net sales	376,390	402,110	(25,720)	(6.4%)
Total ZERUST® net sales	$5,783,985	$5,555,051	$228,934	4.1%

	Six Months Ended
	February 28, 2015	February 28, 2014	$ Change	% Change
ZERUST® industrial net sales	$9,677,204	$9,120,008	$557,196	6.1%
ZERUST® joint venture net sales	1,466,270	1,391,336	74,934	5.4%
ZERUST® oil & gas net sales	878,582	792,720	85,862	10.8%
Total ZERUST® net sales	$12,022,056	$11,304,064	$717,992	6.4%

NTIC anticipates that its sales of ZERUST® products and services into the oil and gas industry will continue to remain subject to significant volatility from quarter to quarter as sales are recognized.

During the three and six months ended February 28, 2015, 14.0% and 13.8% of NTIC’s consolidated net sales, respectively, were derived from sales of Natur-Tec® products, which increased 42.3% and 56.9% to $944,724 and $1,920,748 during the three and six months ended February 28, 2015, respectively, compared to the three and six months ended February 28, 2014.  This increase was split between an increase in finished product sales in North America and finished product sales through Natur-Tec India, which subsidiary did not exist during the same periods in fiscal 2014. Demand for Natur-Tec® products around the world depends primarily on market acceptance and the reach of NTIC’s distribution network.  Because of the typical size of individual orders and overall size of NTIC’s net sales derived from sales of Natur-Tec® products, the timing of one or more orders can materially affect NTIC’s quarterly sales of Natur-Tec® products and the comparisons to prior fiscal year quarters.

Assuming NTIC is able to transition the previous customers of Tianjin Zerust to NTIC China, of which there can be no assurance, NTIC expects its net sales to increase in future periods compared to prior fiscal year periods as a result of the consolidation of NTIC China beginning in the second quarter of fiscal 2015.

Cost of Goods Sold.  Cost of goods sold increased 15.0% and 15.3% for the three and six months ended February 28, 2015, respectively, compared to the three and six months ended February 28, 2014 primarily as a result of increased net sales as described above.  Cost of goods sold as a percentage of net sales increased to 69.2% during the three months ended February 28, 2015 compared to 65.2% the three months ended February 28, 2014 and increased to 67.9% during the six months ended February 28, 2015 compared to 65.5% during the six months ended February 28, 2014.  These increases were primarily the result of increased sales during the current fiscal year periods of Natur-Tec® products which carry lower margins than other traditional ZERUST® products.  NTIC anticipates that due to the change in China operations, NTIC’s costs of goods sold will increase in future periods compared to the prior fiscal year periods.

Equity in Income of Joint Ventures. NTIC’s equity in income of joint ventures increased 5.7% and 9.1% to $1,474,649 and $3,081,332 during the three and six months ended February 28, 2015, respectively, compared to equity in income of joint ventures of $1,395,451 and $2,823,199 during the three and six months ended February 28, 2014, respectively, primarily a result of increases in profitability at the joint ventures, partially offset by the decrease in profitability associated with the anticipated liquidation of Tianjin Zerust and adverse effects of foreign currency exchange rate fluctuations, including in particular the Euro compared to the U.S. dollar.  Of the total equity in income of joint ventures, NTIC had equity in income of joint ventures of $1,962,047 attributable to EXCOR during the six months ended February 28, 2015 compared to $1,881,705 attributable to EXCOR during the six months ended February 28, 2014.  Of the total equity in income of joint ventures, NTIC had equity in income of $132,824 attributable to Tianjin Zerust during the six months ended February 28, 2015 compared to $276,948 attributable to Tianjin Zerust during the six months ended February 28, 2014.  NTIC had equity in income of all other joint ventures of $986,460 during the six months ended February 28, 2015 compared to $664,546 during the six months ended February 28, 2014.  NTIC expects its equity in income of joint ventures to be lower in future periods compared to prior fiscal year periods as a result of the anticipated liquidation of Tianjin Zerust.

Fees for Services Provided to Joint Ventures.  NTIC recognized fee income for services provided to joint ventures of $994,860 and $3,128,530 during the three and six months ended February 28, 2015, respectively, compared to $2,057,671 and $4,167,319 during the three and six months ended February 28, 2014, respectively, representing a decrease of 51.7% and 24.9%, respectively.  These decreases were primarily a result of the anticipated liquidation Tianjin Zerust as fees for services provided to joint ventures from Tianjin Zerust decreased $596,000 to $516,000 for the six months ended February 28, 2015 compared to $1,112,000 for the six months ended February 28, 2014.  Additionally, in total, there was a decrease in total sales at all joint ventures as fees for services provided to joint ventures are a function of the net sales of NTIC’s joint ventures, which were $23,057,386 and $52,178,238 during the three and six months ended February 28, 2015 compared to $28,389,158 and $58,050,376 for the three and six months ended February 28, 2014.  Net sales of NTIC’s joint ventures also decreased due to a significant weakening of the Euro compared to the U.S. dollar and, to a lesser extent, the sale of NTIC’s ownership interest in Mütec GmbH.  Sales of NTIC’s joint ventures are not included in NTIC’s product sales and are not combined with NTIC’s sales in NTIC’s consolidated financial statements or in any description of NTIC’s sales.

Of the total fee income for services provided to joint ventures, fees of $440,954 were attributable to EXCOR during the six months ended February 28, 2015 compared to $527,111 attributable to EXCOR during the six months ended February 28, 2014.  Fees of $516,139 were attributable to Tianjin Zerust during the six months ended February 28, 2015 compared to $1,111,633 during the six months ended February 28, 2014. The decrease in fee income for services provided to joint ventures attributable to Tianjin Zerust was primarily the result of decreased sales during the most recent period. The decrease in fee income for services provided to joint ventures attributable to EXCOR was primarily the result of foreign currency exchange rate fluctuations.  NTIC anticipates that due to the consolidation of NTIC China, NTIC’s fee income for services provided to its joint ventures will decrease in future periods compared to the prior fiscal year periods.

Selling Expenses.  NTIC’s selling expenses increased 3.7% and 4.8% for the three and six months ended February 28, 2015 compared to the same respective periods in fiscal 2014 due to increases in compensation and employee benefits, lab testing related expenses, commission expenses, travel and related expenses, and consulting expenses.  Selling expenses as a percentage of net sales decreased slightly to 19.9% and 19.6% for the three and six months ended February 28, 2015, respectively, from 20.8% and 20.8% and during the three and six months ended February 28, 2014, respectively, due primarily to the increase in net sales as well as certain personnel expenses, partially offset by the increase in selling expenses as previously described.

General and Administrative Expenses.  NTIC’s general and administrative expenses increased 28.3% and 19.0% for the three and six months ended February 28, 2015 compared to the same respective periods in fiscal 2014 due primarily to expenses incurred to establish NTIC China.  As a percentage of net sales, general and administrative expenses increased to 23.1% and 22.2% for the three and six months ended February 28, 2015, respectively, from 19.5% and 20.7% for the three and six months ended February 28, 2014, respectively, due primarily to the increase in net sales as well as certain fixed costs, partially offset by the increase in general and administrative expenses as noted above.

Expenses Incurred in Support of Joint Ventures.  Expenses incurred in support of NTIC’s joint ventures were $656,127 and $1,183,244 during the three and six months ended February 28, 2015, respectively, compared to $366,469 and $695,733 during the three and six months ended February 28, 2014, respectively, representing an increase of 79.0% and 70.1%, respectively.  These increases were due primarily to expenses related to the change in Chinese operations.  NTIC incurred direct expenses during the six months ended February 28, 2015 related to the anticipated liquidation of Tianjin Zerust and the formation of NTIC China.  Such expenses consisted primarily of legal expenses and personnel expenses associated with the establishment of the subsidiary, the hiring of new personnel and initial operations.

Research and Development Expenses.  NTIC’s research and development expenses decreased 22.3% for the three months ended February 28, 2015 compared to the same period in fiscal 2014 and decreased 14.9% for the six months ended February 28, 2015 compared to the same period in fiscal 2014.  These decreases were due primarily to decreases in personnel and consulting expenses.

Interest Income.  NTIC’s interest income decreased to $2,434 during the three months ended February 28, 2015,  and increased to $17,561 during the six months ended February 28, 2015, compared to $2,570 and $4,359 during the three and six months ended February 28, 2014, respectively.

Interest Expense.  NTIC’s interest expense decreased to $3,223 during the three months ended February 28, 2015 compared to $11,976 during the three months ended February 28, 2014 and decreased to $8,228 during the six months ended February 28, 2015 compared to $25,646 during the six months ended February 28, 2014.  These decreases were primarily due to higher average outstanding debt levels during the prior fiscal year periods.

Income Before Income Tax Expense.  Income before income tax expense decreased to $139,149 and $1,786,929 for the three and six months ended February 28, 2015, respectively, compared to $1,643,828 and $3,146,246 for the three and six months ended February 28, 2014, respectively.

Income Tax Expense.  Income tax expense was $197,614 and $381,298 during the three and six months ended February 28, 2015, respectively, compared $259,759 and $457,759 during the three and six months ended February 28, 2014, respectively.  Income tax expense was calculated based on management’s estimate of NTIC’s annual effective income tax rate.  NTIC’s annual effective income tax rate during the three and six months ended February 28, 2015 and 2014 was lower than the statutory rate primarily due to NTIC’s equity in income of joint ventures being recognized based on after-tax earnings of these entities.  To the extent undistributed earnings of NTIC’s joint ventures are distributed to NTIC, any material additional income tax liability after the application of foreign tax credits is not expected. NTIC records a tax valuation allowance when it is more likely than not that some portion or all of its deferred tax assets will not be realized to reduce deferred tax assets to the amount expected to be realized.  NTIC determined based on all available evidence, including historical data and projections of future results, that it is more likely than not that all of its deferred tax assets, except for its foreign tax credit carryforwards and Minnesota state research and development credit carryforwards, will be fully realized.  In addition, NTIC determined based upon all available evidence, including new IRS guidance, historical results, projected future taxable income and foreign tax credit utilization, that it was not more likely than not that the federal research and development credits would be utilized during the carryforward period and as a result, a valuation allowance was recorded against all of NTIC’s federal research and development credits.  In addition, NTIC continues to believe that its deferred tax asset related to foreign tax credit carryforwards will not be realized due to insufficient federal taxable income within the carryforward period and the fact that for ordering purposes the foreign tax credit carryforwards are not allowed to be used until after any current year foreign tax credits are utilized.

NTIC considers the earnings of certain foreign joint ventures to be indefinitely invested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet NTIC’s future domestic cash needs. As a result, U.S. income and foreign withholding taxes have not been recognized on the cumulative undistributed earnings of $16,252,890 and $20,540,523 at February 28, 2015 and August 31, 2014, respectively.  To the extent undistributed earnings of NTIC’s joint ventures are distributed in the future, they are not expected to result in any material additional income tax liability after the application of foreign tax credits

Other Comprehensive Income - Foreign Currency Translations Adjustment.  The significant change in the foreign currency translations adjustment was due to the strengthening of the U.S. dollar compared to the Euro and other foreign currencies during the three and six months ended February 28, 2015 compared to the same respective periods in fiscal 2014.

Liquidity and Capital Resources

Sources of Cash and Working Capital.  As of February 28, 2015, NTIC’s working capital was $17,839,603, including $3,365,389 in cash and cash equivalents and $3,524,985 in available for sale securities, compared to $17,853,311 at August 31, 2014, including $2,477,017 in cash and cash equivalents and $5,519,766 in available for sale securities.

As of February 28, 2015, NTIC had a revolving line of credit with PNC Bank of $3,000,000, with no amounts outstanding.  The line of credit is evidenced by an amended and restated committed line of credit note in the principal amount of up to $3,000,000.  The line of credit has a $1,200,000 standby letter of credit sub-facility, with any standby letters of credit issued thereunder being at the sole discretion of PNC Bank.

The line of credit is subject to standard covenants, including affirmative financial covenants, such as the maintenance of a minimum fixed charge coverage ratio, and negative covenants, which, among other things, limit the incurrence of additional indebtedness, loans and equity investments, disposition of assets, mergers and consolidations and other matters customarily restricted in such agreements.  Under the loan agreement, NTIC is subject to a minimum fixed charge coverage ratio of 1.10:1.00.  As of February 28, 2015, NTIC was in compliance with all debt covenants.

On January 5, 2015, PNC Bank extended the maturity date of the line of credit from January 7, 2015 to January 7, 2016 under substantially similar terms, and waived a technical covenant default by NTIC to deliver quarterly compliance certificates.  It is anticipated that, as historically has been the practice, the line of credit will be renewed each year for one additional year for the immediate foreseeable future.

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

NTIC traditionally has used the cash generated from its operations, distributions of earnings and fees for services provided to its joint ventures to fund NTIC’s new technology investments and capital contributions to new and existing subsidiaries and joint ventures.  NTIC’s joint ventures traditionally have operated with little or no debt and have been self-financed with minimal initial capital investment and minimal additional capital investment from their respective owners.  Therefore, NTIC believes there is limited exposure by NTIC’s joint ventures that could materially impact their respective operations and/or liquidity.

Uses of Cash and Cash Flows.  Net cash provided by operating activities during the six months ended February 28, 2015 was $392,041, which resulted principally from NTIC’s joint ventures and increases in receivables, inventories and prepaid expenses and decreases in accrued liabilities, partially offset by NTIC’s net income, income taxes payable, expensing of fair value of stock options vested, depreciation and amortization.  Net cash provided by operating activities during the six months ended February 28, 2014 was $3,753,836, which resulted principally from NTIC’s equity in income from joint ventures and increases in receivables, inventories and prepaid expenses and a decrease in accrued liabilities and income taxes payable, partially offset by NTIC’s net income, expensing of fair value of stock options vested, depreciation and amortization, accrued liabilities and income taxes payable, partially offset by NTIC’s net income, depreciation and amortization.

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

NTIC experienced an increase in receivables and inventory as of February 28, 2015 compared to August 31, 2014 due to the increase in net sales and a desire to stock more products to shorten lead times and anticipate customer demand.  Trade receivables excluding joint ventures as of February 28, 2015 increased $27,171 compared to August 31, 2014, primarily related to the increase in NTIC’s net sales.

Outstanding trade receivables excluding joint ventures balances as of February 28, 2015 decreased three days to an average of 54 days from balances outstanding from these customers as of August 31, 2014.

Outstanding trade receivables from joint ventures as of February 28, 2015 decreased $166,554 compared to August 31, 2014 primarily due to the timing of payments.  There was an increase of outstanding balances from trade receivables from joint ventures as of February 28, 2015 of  133 days from an average of 91 days from balances outstanding from these customers compared to August 31, 2014.  The significant average days outstanding of trade receivables from joint ventures as of February 28, 2015 were primarily due to the receivable balance at NTIC’s joint venture in Korea and Tianjin Zerust.

Outstanding receivables for services provided to joint ventures as of February 28, 2015 decreased $1,128,841 compared to August 31, 2014, which resulted in an increase of 12 days of fees receivable outstanding as of February 28, 2015 to an average of 134 days compared to August 31, 2014.

Net cash provided by investing activities for the six months ended February 28, 2015 was $990,492, which was primarily the result of cash proceeds from the sale of available for sale securities, partially offset by additions to property and equipment and additions to patents.  Net cash used in investing activities for the six months ended February 28, 2014 was $200,808 which was comprised primarily of additions to property and equipment and additions to patents partially offset by the proceeds from the sale of investments.

Net cash used in financing activities for the six months ended February 28, 2015 was $437,930, which resulted from a dividend paid to a non-controlling interest, partially offset by proceeds from stock option exercises and NTIC’s employee stock purchase plan.  Net cash used in financing activities for the six months ended February 28, 2014 was $873,643, which resulted from principal payments on the bank loan for NTIC’s corporate headquarters buildings, partially offset by proceeds from NTIC’s employee stock purchase plan and, to a lesser extent, stock option exercises.

Capital Expenditures and Commitments.  NTIC spent $897,582 on capital expenditures during the six months ended February 28, 2015 and expects to spend an aggregate of approximately $500,000 to $600,000 on capital expenditures during the remainder of fiscal 2015.  Anticipated capital expenditures for fiscal 2015 relate primarily to the purchase of new equipment and to expand lab capabilities.

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

At the option of NTIC, outstanding advances under NTIC’s $3,000,000 revolving line of credit with PNC Bank bear interest at either (a) an annual rate based on LIBOR plus 2.15% for the applicable LIBOR interest period selected by NTIC or (b) at the rate publicly announced by PNC Bank from time to time as its prime rate, and thus may subject NTIC to some market risk on interest rates.  As of February 28, 2015, NTIC had no borrowings under the line of credit.

Critical Accounting Policies and Estimates

There have been no material changes to NTIC’s critical accounting policies and estimates from the information provided in “Part II. Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies”, included in NTIC’s annual report on Form 10-K for the fiscal year ended August 31, 2014.

Principles of Consolidation

NTIC evaluates its voting and variable interests in entities on a qualitative and quantitative basis.  NTIC consolidates entities in which it concludes it has the power to direct the activities that most significantly impact an entity’s economic success and has the obligation to absorb losses or the right to receive benefits that could be significant to the entity.  All such relationships are evaluated on an ongoing basis.  The consolidated financial statements include the accounts of Northern Technologies International Corporation, its wholly owned subsidiary, Northern Technologies Holding Company, LLC, its wholly owned subsidiary, NTIC (Shanghai) Co., Ltd. (NTIC China), and NTIC’s majority owned subsidiary in Brazil, Zerust Prevenção de Corrosão S.A., NTIC’s majority owned holding company, NTI Asean LLC, and NTIC’s majority owned subsidiary in India, Northern Technologies India Private Limited. NTIC’s consolidated financial statements do not include the accounts of any of its joint ventures.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued revised guidance on revenue recognition.  The standard provides a single revenue recognition model which is intended to improve comparability over a range of industries, companies and geographical boundaries and will also result in enhanced disclosures.  The changes are effective for our fiscal year ended August 31, 2018, and interim periods within that year.  We are currently reviewing the revised guidance and assessing the potential impact on our consolidated financial statements.

Although there are several other new accounting pronouncements issued or proposed by the FASB, which NTIC has adopted or will adopt, as applicable, NTIC does not believe any of these accounting pronouncements has had or will have a material impact on NTIC’s consolidated financial position or operating results.

Forward-Looking Statements

This quarterly report on Form 10-Q contains not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by those sections.  In addition, NTIC or others on NTIC’s behalf may make forward-looking statements from time to time in oral presentations, including telephone conferences and/or web casts open to the public, in press releases or reports, on NTIC’s Internet web site or otherwise.  All statements other than statements of historical facts included in this report or expressed by NTIC orally from time to time that address activities, events or developments that NTIC expects, believes or anticipates will or may occur in the future are forward-looking statements including, in particular, the statements about NTIC’s plans, objectives, strategies and prospects regarding, among other things, NTIC’s financial condition, results of operations and business, the outcome of contingencies such as legal proceedings and the effect of the liquidation of Tianjin Zerust and the establishment of NTIC China.  NTIC has identified some of these forward-looking statements in this report with words like “believe,” “may,” “could,” “would,” “might,” “forecast,” “possible,” “potential,” “project,” “will,” “should,” “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate,” “approximate” “outlook” or “continue” or the negative of these words or other words and terms of similar meaning.  The use of future dates is also an indication of a forward-looking statement.  Forward-looking statements may be contained in the notes to NTIC’s consolidated financial statements and elsewhere in this report, including under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Forward-looking statements are based on current expectations about future events affecting NTIC and are subject to uncertainties and factors that affect all businesses operating in a global market as well as matters specific to NTIC.  These uncertainties and factors are difficult to predict and many of them are beyond NTIC’s control.  The following are some of the uncertainties and factors known to us that could cause NTIC’s actual results to differ materially from what NTIC has anticipated in its forward-looking statements:

•
The establishment of NTIC China, the termination of the joint venture agreements with Tianjin Zerust, the pending litigation against Mr. Tao Meng and the anticipated liquidation of Tianjin Zerust and the effect on NTIC’s business and future operating results;

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

Changes in Internal Control over Financial Reporting

There was no change in NTIC’s internal control over financial reporting that occurred during the quarter ended February 28, 2015 that has materially affected, or is reasonably likely to materially affect NTIC’s internal control over financial reporting.

PART IIOTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On March 23, 2015, NTIC and NTI Asean LLC, a wholly owned subsidiary of NTIC, filed a lawsuit in Tianjin No 1 Intermediate People’s Court against two individuals, Meng Tao and Xu Hui, related to breaches of duties and contractual commitments owed to NTI Asean under certain agreements related to NTIC’s former joint venture in China, Tianjin Zerust Anti-Corrosion Technologies Ltd.  The lawsuit alleges, among other things, that Mr. Meng Tao and Xu Hui have engaged in self-dealing, usurped business opportunities, and received economic benefits that were required to go to Tianjin Zerust.  At this point it is too early in the lawsuit to reasonably estimate the amount of any recovery to NTI Asean.

ITEM 1A.	RISK FACTORS

NTIC is affected by risks specific to NTIC as well as factors that affect all businesses operating in a global market. For a discussion of the specific risks that could materially adversely affect NTIC’s business, financial condition or operating results, please see NTIC’s annual report on Form 10-K for the fiscal year ended August 31, 2014 under the heading “Part I — Item 1A. Risk Factors.” There has been no material change to the risk factors as disclosed in that report, other than the addition of the following risk factor relating to the anticipated liquidation of Tianjin Zerust and the formation and establishment of NTIC China:

The termination of NTIC’s joint venture agreements with and the anticipated liquidation of Tianjin Zerust and the formation and establishment of NTIC China have had and could continue to have a material adverse effect on NTIC’s operating results.

Effective as of December 31, 2014, NTIC terminated its joint venture agreements with Tianjin Zerust, initiated the process to liquidate the joint venture entity and established a newly formed wholly owned subsidiary to conduct business in China.  Tianjin Zerust was individually significant to NTIC’s consolidated assets and income.  The termination of NTIC’s joint venture agreements with and the anticipated liquidation of Tianjin Zerust adversely affected NTIC’s operating results during the first six months ended February 28, 2015 and likely will continue to adversely affect NTIC’s operating results during the remainder of fiscal 2015.  Of the total equity in income from joint ventures of $3,081,331 during the six months ended February 28, 2015 and of the total equity in income from joint ventures of $5,920,603 during fiscal 2014, NTIC had equity in income from joint ventures of $132,824 and $626,763 attributable to Tianjin Zerust, respectively.  Of the total fee income for services provided to joint ventures of $3,128,530 during the six months ended February 28, 2015 and of the total fee income for services provided to joint ventures of $8,142,863 during fiscal 2014, $516,139 and $2,118,018 were attributable to Tianjin Zerust.

Commencing during the second quarter of fiscal 2015, NTIC’s consolidated financial statements include the financial results of NTIC China.  NTIC anticipates that due to the consolidation of NTIC China, NTIC’s net sales, costs of goods sold and operating expenses will increase and its equity in income from joint ventures and fee income for services provided to its joint ventures will decrease in future periods compared to the prior fiscal year periods, since NTIC accounted for its investment in its former Chinese joint venture in NTIC’s consolidated financial statements utilizing the equity method of accounting.   NTIC anticipates that it may take some time to transition the previous customers of NTIC’s former Chinese joint venture to NTIC China and no assurance can be provided that NTIC China will be able to achieve the net sales and income levels previously achieved by NTIC’s former Chinese joint venture.   NTIC has incurred and expects to continue to incur significant operating expenses associated with NTIC China and the anticipated liquidation of Tianjin Zerust and expects that NTIC’s operating results may be volatile over the next few quarters, including in particular the remaining quarters of fiscal 2015. This is true especially since NTIC has recently commenced litigation against Mr. Tao Meng, Tianjin Zerust’s other shareholder, and his spouse in order to force the liquidation of Tianjin Zerust. During the six months ended February 28, 2015, NTIC incurred approximately $883,000 in start-up expenses related either directly or indirectly to the establishment of NTIC China, the termination of the joint venture agreements with Tianjin Zerust, the pending litigation against Mr. Tao Meng and his spouse, and the anticipated liquidation of Tianjin Zerust.  Additionally, the subsidiary itself incurred losses of $358,000 during the same period.  Net income attributable to NTIC decreased 53.3%, to $879,621, or $0.19 per diluted common share, for the six months ended February 28, 2015 compared to $1,883,630, or $0.41 per diluted common share, for the six months ended February 28, 2014.  These decreases were primarily the result of decreases in income from NTIC’s joint venture operations as a result of the anticipated liquidation of Tianjin Zerust and the formation and establishment of NTIC China and an increase in operating expenses.

NTIC does not anticipate at this time that it will have any loss on the anticipated liquidation of its ownership interest in Tianjin Zerust and does not anticipate at this time incurring any impairment on its investment in Tianjin Zerust, collectability of receivables from sales of product or fees for services from the former joint venture or any material issue in recoverability of inventory.  However, no assurance can be given that NTIC will have no loss on the liquidation of its ownership interest in Tianjin Zerust or will incur no impairment on its investment in Tianjin Zerust, collectability of receivables from sales of product or fees for services from the former joint venture or any material issue in recoverability of inventory.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Equity Securities

During the three months ended February 28, 2015, NTIC did not issue any shares of its common stock or other equity securities of NTIC that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

During the three months ended February 28, 2015, NTIC did not purchase any shares of its common stock or other equity securities of NTIC.

On January 19, 2015, NTIC announced that the Board of Directors of NTIC has authorized the repurchase of up to $3.0 million of the Company’s outstanding common stock in the open market or in privately negotiated transactions, whatever deemed appropriate by management.  The timing and actual number of shares repurchased will depend on a variety of factors including price, legal requirements, contractual obligations and market conditions.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

The following exhibits are being filed or furnished with this quarterly report on Form 10-Q:

Exhibit No.	Description
10.1	Letter dated January 8, 2015 to Northern Technologies International Corporation from PNC Bank, National Association (filed herewith)
31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101
The following materials from NTIC’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Comprehensive Income (Loss), (iv) the unaudited Consolidated Statements of Cash Flows, and (v) Notes to Condensed Financial Statements (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

_____________________
Date: April 9, 2015	Matthew C. Wolsfeld, CPA
Chief Financial Officer
(Principal Financial and Accounting Officer and
Duly Authorized to Sign on Behalf of the Registrant)

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
QUARTERLY REPORT ON FORM 10-Q

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
10.1	Letter dated January 8, 2015 to Northern Technologies International Corporation from PNC Bank, National Association	Filed herewith
31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101
The following materials from Northern Technologies International Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Comprehensive Income (Loss), (iv) the unaudited Consolidated Statements of Cash Flows, and (v) Notes to Condensed Financial Statements
Filed herewith