Form 10-Q
period 2015-05-31
NORTHERN TECHNOLOGIES INTERNATIONAL CORP
filed 2015-07-10
CIK 875582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2015

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

As of July 6, 2015, there were 4,525,109 shares of common stock of the registrant outstanding.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
FORM 10-Q
May 31, 2015

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

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS AS OF MAY 31, 2015 (UNAUDITED) AND AUGUST 31, 2014 (AUDITED)

	May 31, 2015	August 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,793,571	$2,477,017
Available for sale securities	2,527,847	5,519,766
Receivables:
Trade excluding joint ventures, less allowance for doubtful accounts of $40,000 at May 31, 2015 and August 31, 2014	4,293,038	3,596,247
Trade joint ventures	626,948	951,286
Fees for services provided to joint ventures	1,354,901	2,612,899
Income taxes	178,110	762
Inventories	6,732,441	5,961,399
Prepaid expenses	527,597	411,226
Deferred income taxes	789,364	789,364
Total current assets	20,823,817	22,319,966

PROPERTY AND EQUIPMENT, NET	7,136,334	6,477,987

OTHER ASSETS:
Investments in joint ventures	19,644,767	22,961,989
Investments at carrying value (Note 6)	1,883,668	—
Deferred income taxes	970,783	943,279
Patents and trademarks, net	1,270,739	1,197,700
Other	141,303	156,854
Total other assets	23,911,260	25,259,822
Total assets	$51,871,411	$54,057,775

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	2,117,239	2,225,029
Accrued liabilities:
Payroll and related benefits	1,038,931	1,847,246
Deferred joint venture royalties	288,000	288,000
Other	81,523	106,380
Total current liabilities	3,525,693	4,466,655

COMMITMENTS AND CONTINGENCIES (Note 14)

EQUITY:
Preferred stock, no par value; authorized 10,000 shares; none issued and outstanding	—	—
Common stock, $0.02 par value per share; authorized 10,000,000 shares; issued and outstanding 4,525,109 and 4,504,552, respectively	90,502	90,092
Additional paid-in capital	13,211,987	12,676,546
Retained earnings	34,518,356	32,733,300
Accumulated other comprehensive income	(3,125,074)	253,925
Stockholders’ equity	44,695,771	45,753,863
Non-controlling interest	3,649,947	3,837,257
Total equity	48,345,718	49,591,120
Total liabilities and equity	$51,871,411	$54,057,775

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2015 AND 2014

	Three Months Ended		Nine Months Ended
	May 31, 2015	May 31, 2014	May 31, 2015	May 31, 2014
NET SALES:
Net sales, excluding joint ventures	$7,553,957	$6,056,078	$20,030,491	$17,188,462
Net sales, to joint ventures	723,618	864,742	2,189,888	2,260,466
Total net sales	8,277,575	6,920,820	22,220,379	19,448,928

Cost of goods sold	5,595,207	4,669,322	15,059,558	12,879,186
Gross profit	2,682,368	2,251,498	7,160,821	6,569,742

JOINT VENTURE OPERATIONS:
Equity in income of joint ventures	1,724,915	1,593,465	4,806,247	4,416,664
Fees for services provided to joint ventures	1,303,964	2,001,775	4,432,494	6,169,094
Total joint venture operations	3,028,879	3,595,240	9,238,741	10,585,758

OPERATING EXPENSES:
Selling expenses	1,434,627	1,315,264	4,168,955	3,925,466
General and administrative expenses	1,703,083	1,307,653	4,794,206	3,905,082
Expenses incurred in support of joint ventures	327,586	353,958	1,510,830	1,049,691
Research and development expenses	1,064,710	1,104,632	2,968,879	3,342,497
Total operating expenses	4,530,006	4,081,507	13,442,870	12,222,736

OPERATING INCOME	1,181,241	1,765,231	2,956,692	4,932,764

INTEREST INCOME	7,943	1,369	25,504	5,728
INTEREST EXPENSE	(6,004)	(7,063)	(14,232)	(32,709)
OTHER INCOME	—	—	2,145	—

INCOME BEFORE INCOME TAX EXPENSE	1,183,180	1,759,537	2,970,109	4,905,783

INCOME TAX EXPENSE	114,180	361,280	495,478	819,039

NET INCOME	1,069,000	1,398,257	2,474,631	4,086,744

NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	163,565	418,040	689,575	1,222,897

NET INCOME ATTRIBUTABLE TO NTIC	$905,435	$980,217	$1,785,056	$2,863,847

NET INCOME ATTRIBUTABLE TO NTIC PER COMMON SHARE:
Basic	$0.20	$0.22	$0.40	$0.64
Diluted	$0.20	$0.21	$0.39	$0.63

WEIGHTED AVERAGE COMMON SHARES ASSUMED OUTSTANDING:
Basic	4,525,109	4,461,880	4,519,279	4,452,798
Diluted	4,594,992	4,590,344	4,635,561	4,583,174

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED) FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2015 AND 2014

	Three Months Ended		Nine Months Ended
	May 31, 2015	May 31, 2014	May 31, 2015	May 31, 2014
NET INCOME	$1,069,000	$1,398,257	$2,474,631	$4,086,744
OTHER COMPREHENSIVE (LOSS) INCOME – FOREIGN CURRENCY TRANSLATION ADJUSTMENT	(439,459)	(133,296)	(3,695,884)	472,315

COMPREHENSIVE INCOME (LOSS)	629,541	1,264,961	(1,221,253)	4,559,059
COMPREHENSIVE INCOME ATTRIBUTABLE TO NON- CONTROLLING INTERESTS	130,133	405,333	372,690	1,198,539
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NTIC	$499,408	$859,628	$(1,593,943)	$3,360,520

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE NINE MONTHS ENDED MAY 31, 2015 AND 2014

	Nine Months Ended
	May 31, 2015	May 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,474,631	$4,086,744
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	378,421	345,319
Depreciation expense	385,126	335,350
Amortization expense	65,747	64,736
Loss on disposal of assets	20,689	2,176
Equity in income from joint ventures	(4,806,247)	(4,416,664)
Dividends received from joint ventures	2,767,771	7,307,895
Increase in allowance on doubtful accounts	—	20,000
Deferred income taxes	(27,558)	—
Changes in current assets and liabilities:
Receivables:
Trade, excluding joint ventures	(896,173)	80,459
Trade, joint ventures	324,338	90,860
Fees for services provided to joint ventures	1,257,998	(387,356)
Income taxes	(217,055)	(155,319)
Inventories	(887,748)	(397,090)
Prepaid expenses and other	(95,316)	(455,900)
Accounts payable	82,550	(227,486)
Income tax payable	22,943	(4,081)
Accrued liabilities	(813,896)	411,211
Net cash provided by operating activities	36,221	6,700,854

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of investment in joint venture	—	134,606
Proceeds from the sale of available for sale securities	2,991,919	—
Additions to property and equipment	(1,098,035)	(428,536)
Additions to patents	(138,786)	(189,393)
Net cash provided by (used in) investing activities	1,755,098	(483,323)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable	—	(933,414)
Dividend received by non-controlling interest	(560,000)	(1,440,000)
Investment by non-controlling interest	—	34,770
Proceeds from employee stock purchase plan	57,980	42,514
Proceeds from exercise of stock options	99,450	305,996
Net cash used in financing activities	(402,570)	(1,990,134)

EFFECT OF EXCHANGE RATE CHANGES ON CASH:	(72,195)	8,134

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,316,554	4,235,531
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,477,017	4,314,258

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,793,571	$8,549,789

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	INTERIM FINANCIAL INFORMATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all necessary adjustments, which are of a normal recurring nature, and present fairly the consolidated financial position of Northern Technologies International Corporation and its subsidiaries (the Company) as of May 31, 2015 and August 31, 2014 and the results of their operations for the three and nine months ended May 31, 2015 and 2014 and their cash flows for the nine months ended May 31, 2015 and 2014, in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).

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

Operating results for the three and nine months ended May 31, 2015 are not necessarily indicative of the results that may be expected for the full fiscal year ending August 31, 2015.

Certain amounts reported in the consolidated financial statements for the previous reporting periods have been reclassified to conform to the current period presentation.  Beginning in the second quarter of fiscal 2015, the Company reclassified dividends received from equity method from investing cash flows to operating cash flows on the consolidated statements of cash flows for all periods presented.  The classification reflects the continued profitability and returns of those profits to its owners, including the Company.  The reclassification did not impact net income or equity.

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

3.	INVENTORIES

Inventories consisted of the following:

	May 31, 2015	August 31, 2014
Production materials	$1,509,359	$1,242,649
Finished goods	5,223,082	4,718,750
	$6,732,441	$5,961,399

4.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	May 31, 2015	August 31, 2014
Land	$310,365	$310,365
Buildings and improvements	6,317,360	5,695,268
Machinery and equipment	3,662,754	3,713,145
	10,290,479	9,718,778
Less accumulated depreciation	(3,154,144)	(3,240,791)
	$7,136,334	$6,477,987

5.	PATENTS AND TRADEMARKS, NET

Patents and trademarks, net consisted of the following:

	May 31, 2015	August 31, 2014
Patents and trademarks	$2,426,627	$2,287,840
Less accumulated amortization	(1,155,888)	(1,090,140)
	$1,270,739	$1,197,700

Patent and trademark costs are amortized over seven years.  Costs incurred related to patents and trademarks are capitalized until filed and approved, at which time the amounts capitalized to date are amortized and any further costs, including maintenance costs, are expensed as incurred.  Amortization expense is estimated to approximate $90,000 in each of the next five fiscal years.

6.	INVESTMENTS IN JOINT VENTURES

Financial information from the financial statements of the Company’s joint venture in Germany, Excor Korrosionsschutz – Technologien und Produkte GmbH (EXCOR), joint venture in China, Tianjin-Zerust Anticorrosion Co., Ltd. (Tianjin Zerust), for the periods for which it was accounted for under the equity method (See Note 7) and all of the Company’s other joint ventures, are summarized as follows:

	At May 31, 2015
	Total	EXCOR	All Other
Current assets	$49,454,666	$22,205,218	$27,249,448
Total assets	52,993,622	24,155,320	28,838,303
Current liabilities	12,368,822	3,298,480	9,070,342
Noncurrent liabilities	1,231,277	—	1,231,277
Joint ventures’ equity	39,393,523	20,856,840	18,536,683
Northern Technologies International Corporation’s share of joint ventures’ equity	19,644,767	10,428,422	9,216,345
Northern Technologies International Corporation’s share of joint ventures’ undistributed earnings	$17,583,956	$10,397,517	$7,186,439

	At August 31, 2014
	Total	EXCOR	Tianjin Zerust	All Other
Current assets	$61,491,957	$24,361,157	$9,774,680	$27,356,120
Total assets	65,466,964	26,652,165	9,793,803	29,020,996
Current liabilities	17,542,634	3,512,143	4,438,380	9,592,111
Noncurrent liabilities	1,929,488	—	868,377	1,061,111
Joint ventures’ equity	45,994,842	23,140,022	4,487,046	18,367,775
Northern Technologies International Corporation’s share of joint ventures’ equity	22,961,989	11,570,013	2,243,524	9,148,452
Northern Technologies International Corporation’s share of joint ventures’ undistributed earnings	$20,540,523	$11,539,108	$2,193,524	$6,807,891

	Nine Months Ended May 31, 2015
	Total	EXCOR	Tianjin Zerust	All Other
Net sales	$75,974,770	$27,580,051	$3,735,457	$44,659,262
Gross profit	37,469,186	15,113,100	1,783,673	20,572,413
Net income	9,634,318	6,334,009	265,648	3,034,661
Northern Technologies International Corporation’s share of equity in income of joint ventures	$4,806,247	$3,152,489	$132,824	$1,520,934

	Nine Months Ended May 31, 2014
	Total	EXCOR	Tianjin Zerust	All Other
Net sales	$88,213,101	$29,020,416	$11,952,115	$47,240,570
Gross profit	41,609,619	15,000,023	5,550,166	21,059,430
Net income	9,960,639	5,574,387	1,543,155	1,913,097
Northern Technologies International Corporation’s share of equity in income of joint ventures	$4,416,664	$2,787,048	$659,684	$969,932

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

The Company did not make any joint venture investments during the nine months ended May 31, 2015. On May 31, 2014, NTI Asean bought out the other 50% owner in its joint venture in Singapore for $110,988, thereby increasing NTI Asean’s ownership in the joint venture from 50% to 100%.  The Company did not make any other joint venture investments during the nine months ended May 31, 2014.

On November 30, 2013, the Company agreed to sell its indirect ownership interest in Mütec GmbH (Mütec), the Company’s former joint venture in Germany which manufactures proprietary electronic sensing instruments.  Since the purchase price paid to the Company was less than the book value of the Company’s investment in Mütec, the Company recognized a $50,000 impairment charge during the three months ended November 30, 2013, which is included in the consolidated statements of operations in the line item “Equity income of joint ventures.”  In connection with the transaction, the owner of Mütec borrowed $168,000 from the Company to be repaid over four years with no interest.  As of May 31, 2015 and August 31, 2014, $134,097 and $156,854 was due to the Company related to this transaction.

7.	CHINA OPERATIONS

On January 2, 2015, the Company announced that, effective as of December 31, 2014, the Company terminated its joint venture agreements with its previous joint venture in China, Tianjin Zerust, began the process of liquidating the joint venture entity, and has commenced conducting business in China through a newly formed wholly owned subsidiary, NTIC (Shanghai) Co. Ltd. on January 1, 2015.  Effective December 31, 2014, the Company’s investment in Tianjin Zerust is reported at carrying value based on the Company’s decreased level of influence over the entity, and the Company has reclassified previously unrecognized gains on foreign currency translation from other comprehensive income.  Any declines in the fair value are reflected as adjustments to the carrying value.  No such adjustments were recorded during the nine months ended May 31, 2015.

The investment in Tianjin Zerust is as follows:

Investment
Equity method investment – August 31, 2014	$2,243,524
Equity in earnings – nine months ended May 31, 2015	132,824
Reclassification of translation gains on foreign currency translation	(492,680)
Investment at carrying value – May 31, 2015	$1,883,668

The Company incurred expenses of $1,138,000 during the nine months ended May 31, 2015 related to the termination of the joint venture agreement with Tianjin Zerust, the initiation of the liquidation of Tianjin Zerust and the formation and initial operation of NTIC China.  Such expenses consisted primarily of legal expenses and personnel expenses associated with the establishment of the subsidiary and the hiring of new personnel.  These expenses are recorded as operating expenses on the consolidated statements of operations and are partially off-set by the gross margin contribution from sales of NTIC China .

8.	CORPORATE DEBT

The Company has a revolving line of credit with PNC Bank of $3,000,000.  No amounts were outstanding under the line of credit as of both May 31, 2015 and August 31, 2014.  At the option of the Company, outstanding advances under the line of credit bear interest at either (a) an annual rate based on LIBOR plus 2.15% for the applicable LIBOR interest period selected by the Company or (b) at the rate publicly announced by PNC Bank from time to time as its prime rate.

The line of credit is subject to standard covenants, including affirmative financial covenants, such as the maintenance of a minimum fixed charge coverage ratio, and negative covenants, which, among other things, limit the incurrence of additional indebtedness, loans and equity investments, disposition of assets, mergers and consolidations and other matters customarily restricted in such agreements.  Under the loan agreement, the Company is subject to a minimum fixed charge coverage ratio of 1.10:1.00.  As of May 31, 2015, the Company was in compliance with all debt covenants.

On January 5, 2015, PNC Bank extended the maturity date of the line of credit from January 7, 2015 to January 7, 2016 under substantially similar terms, and waived a technical covenant default by the Company to deliver quarterly compliance certificates.

9.	STOCKHOLDERS’ EQUITY

During the nine months ended May 31, 2015, the Company did not purchase or retire any shares of its common stock.  The following stock options to purchase shares of common stock were exercised during the nine months ended May 31, 2015:

Options Exercised	Exercise Price
18,000	$ 7.65
2,333	10.20

The Company granted stock options under the Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan (the 2007 Plan) to purchase an aggregate of 45,067 shares of its common stock to various employees and directors during the nine months ended May 31, 2015.  The weighted average per share exercise price of the stock options is $20.10, which was equal to the fair market value of the Company’s common stock on the date of grant.

During the nine months ended May 31, 2014, the Company did not purchase or retire any shares of its common stock.  The following stock options to purchase shares of common stock were exercised during the nine months ended May 31, 2014:

Options Exercised	Exercise Price
44,000	$ 7.65

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

The following is a reconciliation of the net income per share computation for the three and nine months ended May 31, 2015 and 2014:

	Three Months Ended		Nine Months Ended
Numerators:	May 31, 2015	May 31, 2014	May 31, 2015	May 31, 2014
Net income attributable to NTIC	$905,435	$980,217	$1,785,056	$2,863,847

Denominator:
Basic – weighted shares outstanding	4,525,109	4,461,880	4,519,279	4,452,798
Weighted shares assumed upon exercise of stock options	69,883	128,464	116,282	130,376
Diluted – weighted shares outstanding	4,594,992	4,590,344	4,635,561	4,583,174
Basic earnings per share:	$0.20	$0.22	$0.40	$0.64
Diluted earnings per share:	$0.20	$0.21	$0.39	$0.63

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

The 2007 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, stock unit awards, performance awards and stock bonuses to eligible recipients to enable the Company and its subsidiaries to attract and retain qualified individuals through opportunities for equity participation in the Company, and to reward those individuals who contribute to the achievement of the Company’s economic objectives.  Subject to adjustment as provided in the 2007 Plan, up to a maximum of 800,000 shares of the Company’s common stock are issuable under the 2007 Plan.  Options granted under the 2007 Plan generally have a term of ten years and become exercisable over a three- or four-year period beginning on the one-year anniversary of the date of grant.  Options are granted at per share exercise prices equal to the market value of the Company’s common stock on the date of grant.  The Company issues new shares upon the exercise of options.  As of May 31, 2015, only stock options and stock bonuses had been granted under the 2007 Plan.

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

The Company granted options to purchase an aggregate of 45,067 and 56,373 shares of its common stock during the nine months ended May 31, 2015 and 2014, respectively.  The fair value of option grants is determined at date of grant, using the Black-Scholes option pricing model with the assumptions listed below.  The Company recognized compensation expense of $378,421 and $345,319 during the nine months ended May 31, 2015 and 2014, respectively, related to the options that vested during such time period.  As of May 31, 2015, the total compensation cost for non-vested options not yet recognized in the Company’s consolidated statements of operations was $376,847 net of estimated forfeitures.  Stock-based compensation expense of $117,262 is expected through the remainder of fiscal year 2015, and $179,785 and $79,800 is expected to be recognized during fiscal 2016 and fiscal 2017, respectively, based on outstanding options as of May 31, 2015.  Future option grants will impact the compensation expense recognized. Stock-based compensation expense is included in general and administrative expense on the consolidated statements of operations.

The Company currently estimates a ten percent forfeiture rate for stock options and continually reviews this estimate for future periods.

The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions and results for the grants:

	Nine Months Ended
	May 31, 2015	May 31, 2014
Dividend yield	0.00%	0.00%
Expected volatility	46.6%	47.3%
Expected life of option (years)	10	10
Average risk-free interest rate	1.63%	1.36%

The weighted average per share fair value of options granted during nine months ended May 31, 2015 and 2014 was $11.58 and $8.57, respectively. The weighted average remaining contractual life of the options outstanding as of May 31, 2015 and 2014 was 6.56 years and 5.44 years, respectively.

12.	GEOGRAPHIC AND SEGMENT INFORMATION

Net sales by geographic location as a percentage of total consolidated net sales for the three and nine months ended May 31, 2015 and 2014 were as follows:

	Three Months Ended		Nine Months Ended
	May 31, 2015	May 31, 2014	May 31, 2015	May 31, 2014
Inside the U.S.A. to unaffiliated customers	63.0%	69.0%	63.8%	67.4%
Outside the U.S.A to:
Joint ventures in which the Company is a shareholder directly and indirectly	7.3%	13.6%	11.7%	12.4%
Unaffiliated customers	29.7%	17.4%	24.5%	20.2%
	100.0%	100.0%	100.0%	100.0%

Net sales by geographic location are based on the location of the customer.

Fees for services provided to joint ventures accounted for under the equity method by geographic location as a percentage of total fees for services provided to joint ventures during the three and nine months ended May 31, 2015 and 2014 were as follows:

	Three Months Ended
	May 31, 2015	% of Total Fees for Services Provided to Joint Ventures	May 31, 2014	% of Total Fees for Services Provided to Joint Ventures
Germany	$219,182	16.8%	$257,215	12.8%
Poland	149,771	11.5%	152,157	7.6%
Thailand	128,164	9.8%	148,113	7.4%
Japan	124,772	9.6%	170,079	8.5%
France	108,788	8.4%	139,719	7.0%
Sweden	103,234	7.9%	130,613	6.5%
United Kingdom	93,229	7.2%	127,697	6.4%
Finland	74,711	5.7%	87,416	4.4%
India	72,285	5.5%	204,777	10.2%
China	—	0.0%	478,979	23.9%
Other	229,828	17.6%	104,840	5.3%
	$1,303,964	100.0%	$2,001,775	100.0%

	Nine Months Ended
	May 31, 2015	% of Total Fees for Services Provided to Joint Ventures	May 31, 2014	% of Total Fees for Services Provided to Joint Ventures
Germany	$660,135	14.9%	$784,326	12.7%
China	516,139	11.6%	1,590,612	25.8%
Poland	437,607	9.9%	469,242	7.6%
Thailand	425,316	9.6%	431,112	7.0%
Japan	409,316	9.2%	510,769	8.3%
France	318,686	7.2%	390,794	6.3%
United Kingdom	304,600	6.9%	282,329	4.6%
Sweden	262,451	5.9%	332,806	5.4%
Finland	220,926	5.0%	269,155	4.4%
India	215,548	4.9%	371,635	6.0%
Other	661,770	14.9%	736,314	11.9%
	$4,432,494	100.0%	$6,169,094	100.0%

The following table sets forth the Company’s net sales for the three and nine months ended May 31, 2015 and 2014 by segment:

	Three Months Ended		Nine Months Ended
	May 31, 2015	May 31, 2014	May 31, 2015	May 31, 2014
ZERUST® sales	$7,076,760	$5,992,095	$19,098,816	$17,296,159
Natur-Tec™ sales	1,200,815	928,725	3,121,563	2,152,769
Total net sales	$8,277,575	$6,920,820	$22,220,379	$19,448,928

The following table sets forth the Company’s cost of goods sold for the three and nine months ended May 31, 2015 and 2014 by segment:

	Three Months Ended				Nine Months Ended
	May 31, 2015	% of Product Sales*	May 31, 2014	% of Product Sales*	May 31, 2015	% of Product Sales*	May 31, 2014	% of Product Sales*
Direct cost of goods sold
ZERUST®	$3,942,776	55.7%	$3,288,809	54.9%	$10,452,467	54.7%	$9,336,363	54.0%
Natur-Tec®	889,976	74.1%	695,778	74.9%	2,391,599	76.6%	1,635,815	76.0%
Indirect cost of goods sold	762,455	—	684,735	—	2,215,492	—	1,907,008	—
Total net cost of goods sold	$5,595,207		$4,669,322		$15,059,558		$12,879,186
__________________
*	The percent of segment sales is calculated by dividing the direct cost of goods sold for each individual segment category by the net sales for each segment category.

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

The geographical distribution of key financial statement data is as follows:

	As of May 31, 2015	As of August 31, 2014
Brazil	$1,046,801	$1,429,054
China	1,395,952	—
India	389,659	363,894
United States	49,038,999	52,264,827
Total assets	$51,871,411	$54,057,775

	Nine Months Ended
	May 31, 2015	May 31, 2014
Brazil	$2,103,589	$1,865,137
China	442,262	—
India	708,635	361,700
United States	18,965,893	17,222,091
Total net sales	$22,220,379	$19,448,928

	Nine Months Ended
	May 31, 2015	May 31, 2014
Brazil	$(72,785)	$(75,491)
China	(585,790)	—
India	20,440	5,872
United States	3,594,827	5,002,383
Total operating income	$2,956,692	$4,932,764

Total assets located in Brazil, China and India primarily consist of cash and cash equivalents, customer receivables and inventory.  These assets are periodically reviewed to assure the net realizable value from the estimated future production based on forecasted sales exceeds the carrying value of the assets.  Total assets located in the United States include the Company’s investments in joint ventures.

13.	RESEARCH AND DEVELOPMENT

The Company expenses all costs related to product research and development as incurred.   The Company incurred $2,968,879 and $3,342,497 of expense during the nine months ended May 31, 2015 and 2014, respectively, in connection with its research and development activities.  These amounts are net of reimbursements related to certain research and development contracts.  Such reimbursements totaled $0 and $45,788 for the nine months ended May 31, 2015 and 2014, respectively.  The net fees are accounted for in the “Research and Development Expenses” section of the consolidated statements of operations.

14.	COMMITMENTS AND CONTINGENCIES

On August 19, 2014, the Compensation Committee of the Board of Directors of the Company approved the material terms of an annual bonus plan for the Company’s executive officers as well as certain officers and employees for the fiscal year ending August 31, 2015.  For fiscal 2015 as in past years, the total amount available under the bonus plan for all plan participants, including executive officers, is dependent upon the Company’s earnings before interest, taxes and other income, as adjusted to take into account amounts to be paid under the bonus plan and certain other adjustments (Adjusted EBITOI).  Each plan participant’s percentage of the overall bonus pool is based upon the number of plan participants, the individual’s annual base salary and the individual’s position and level of responsibility within the company.  In the case of each of the Company’s executive officer participants, 75% of the amount of their individual bonus payout will be determined based upon the Company’s actual Adjusted EBITOI for fiscal 2015 compared to a pre-established target Adjusted EBITOI for fiscal 2015 and 25% of the payout will be determined based upon such executive officer’s achievement of certain pre-established individual performance objectives.  The payment of bonuses under the plan are discretionary and may be paid to executive officer participants in both cash and shares of the Company’s common stock, the exact amount and percentages will be determined by the Company’s Board of Directors, upon recommendation of the Compensation Committee, after the completion of the Company’s consolidated financial statements for fiscal 2015.  There was an accrual of $466,000 for management bonuses for the nine months ended May 31, 2015 compared to an accrual of $1,063,000 for management bonuses for the nine months ended May 31, 2014.

Three joint ventures (consisting of the Company’s joint venture in Korea, Thailand and remaining payables balance to the Company at Tianjin Zerust) accounted for 54.1% of the Company’s trade joint venture receivables at May 31, 2015.  Three joint ventures (consisting of the Company’s joint ventures in Korea, Thailand and Tianjin Zerust) accounted for 62.9% of the Company’s trade joint venture receivables at August 31, 2014.

On March 23, 2015, the Company and NTI Asean LLC (NTI Asean), a majority owned subsidiary of the Company, filed a lawsuit in Tianjin No 1 Intermediate People’s Court against two individuals, Meng Tao and Xu Hui, related to breaches of duties and contractual commitments owed to NTI Asean under certain agreements related to the Company’s former joint venture in China, Tianjin Zerust Anti-Corrosion Technologies Ltd (Tianjin Zerust).  The lawsuit alleges, among other things, that Mr. Meng Tao and Xu Hui have engaged in self-dealing, usurped business opportunities, and received economic benefits that were required to go to Tianjin Zerust.  At this point it is too early in the lawsuit to reasonably estimate the amount of any recovery to NTI Asean, if any.  On April 21, 2015, the Company and NTI Asean initiated a lawsuit in the District Court for the Second Judicial District, County of Ramsey, State of Minnesota against Cortec Corporation alleging, among other things, that Cortec Corporation aided and abetted breaches of duties and contractual commitments owed to the Company and NTI Asean related to the Company’s joint venture in China, Tianjin Zerust.

From time to time, the Company is subject to other various claims and legal actions in the ordinary course of its business.  The Company records a liability in its consolidated financial statements for costs related to claims, including future legal costs, settlements and judgments, where the Company has assessed that a loss is probable and an amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range, the Company records the most probable estimate of the loss or the minimum amount when no amount within the range is a better estimate than any other amount.  The Company discloses a contingent liability even if the liability is not probable or the amount is not estimable, or both, if there is a reasonable possibility that material loss may be have been incurred.  In the opinion of management, as of May 31, 2015, the amount of liability, if any, with respect to these matters, individually or in the aggregate, will not materially affect the Company’s consolidated results of operations, financial position or cash flows.

15.	FAIR VALUE MEASUREMENTS

Assets and liabilities that are measured at fair value on a recurring basis primarily relate to marketable equity securities. These items are marked-to-market at each reporting period.

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurements Using Inputs Considered as
	Fair Value as of May 31, 2015	Level 1	Level 2	Level 3
Available for sale securities	$2,527,847	$2,527,847	$—	$—

		Fair Value Measurements Using Inputs Considered as
	Fair Value as of August 31, 2014	Level 1	Level 2	Level 3
Available for sale securities	$5,519,766	$5,519,766	$—	$—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

NTIC markets and sells its ZERUST® rust and corrosion prevention solutions to customers in the oil and gas industry across several countries either directly or through NTIC’s joint venture partners and other strategic partners.  The sale of ZERUST® corrosion prevention solutions to customers in the oil and gas industry typically involves a long sales cycle, often including a one- to multi-year trial period with each customer and a slow integration process thereafter.

Natur-Tec® biobased and compostable plastics are manufactured using NTIC’s patented and/or proprietary technologies and are intended to replace conventional petroleum-based plastics.  The Natur-Tec® biopolymer resin compound portfolio includes formulations that have been optimized for a variety of applications including blown-film extrusion, extrusion coating, injection molding, and engineered plastics.  These resins are fully biodegradable in a composting environment and are currently being used to produce finished products including shopping and grocery bags, lawn and leaf bags, can liners, pet waste collection bags, cutlery, packaging foam and coated paper products.  In North America, NTIC markets its Natur-Tec® resins and finished products primarily through a network of regional and national distributors as well as independent agents.  NTIC continues to see significant opportunities for finished bioplastic products and, therefore, continues to strengthen and expand its North American distribution network for finished Natur-Tec® bioplastic products.  Internationally, NTIC sells its Natur-Tec® resins and finished products both directly and through its recently formed majority owned subsidiary in India, Natur-Tec India Private Limited (Natur-Tec India), and through certain joint ventures.  In November 2014, NTIC entered into an agreement with NatureWorks LLC for joint marketing and sales of Ingeo® based packaging solutions to customers in India.  With recent Indian government mandates banning use of non-biodegradable plastics in certain types of food and consumer packaging, NTIC expects the market in India for bioplastic packaging solutions to grow substantially.

Recent Termination of Chinese Joint Venture

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

NTIC indirectly has a 30% ownership interest in Tianjin Zerust through its 60% owned holding company subsidiary, NTI Asean LLC.  Commencing during the second quarter of fiscal 2015, NTIC’s consolidated financial statements include the financial results of NTIC China.  NTIC anticipates that NTIC’s net sales, costs of goods sold and operating expenses will increase and its equity in income from joint ventures and fee income for services provided to its joint ventures will decrease in future periods compared to the prior fiscal year periods as NTIC started recognizing Tianjin Zerust based on its carrying value instead of the equity method and will continue to do so until Tianjin Zerust is fully liquidated.  As of May 31, 2015, Tianjin Zerust has been evaluated for impairment and no such losses have been recorded.

NTIC anticipates that it may take several quarters to transition many of the previous customers of Tianjin Zerust to NTIC China and no assurance can be provided that NTIC China will be able to achieve the net sales and income levels previously achieved by Tianjin Zerust.   For the fiscal year ended August 31, 2014, Tianjin Zerust had net sales of $15.9 million and net income of $1.3 million.  The operating income of the joint venture before paying royalties in an aggregate amount of $4.2 million to all shareholders was over $5.5 million; NTIC’s 30% portion of that operating income was $1.6 million.

During the nine months ended May 31, 2015, NTIC incurred approximately $1,138,000 in start-up expenses related either directly or indirectly to the establishment of NTIC China, the termination of the joint venture agreements with Tianjin Zerust, the pending litigation against Mr. Tao Meng and his spouse, and the anticipated liquidation of Tianjin Zerust.   These expenses are recorded as selling, general and administrative expenses and expenses incurred in support of joint ventures on the consolidated statements of operations.

NTIC expects that its operating results may be volatile over the next few quarters.  In addition, NTIC does not anticipate incurring any impairment on its investment in the Tianjin Zerust, collectability of receivables from sales of product or fees for services from the joint venture or any material issue in recoverability of inventory.

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

NTIC’s consolidated net sales increased 19.6% and 14.2% during the three and nine months ended May 31, 2015, respectively, compared to the three and nine months ended May 31, 2014.  These increases were primarily a result of increased demand for ZERUST® rust and corrosion inhibiting packaging products and services and Natur-Tec® products and, to some extent, sales at NTI China, which subsidiary did not exist during the same periods in fiscal 2014.  During the three and nine months ended May 31, 2015, 85.5% and 86.0% of NTIC’s consolidated net sales, respectively, were derived from sales of ZERUST® products and services, which increased 18.1% and 10.4% to $7,076,760 and $19,098,816 during the three and nine months ended May 31, 2015, respectively, compared to $5,992,095 and $17,296,159 during the three and nine months ended May 31, 2014, respectively.  These increases were due to increased demand from both new and existing customers for new and existing products.  NTIC has focused its sales efforts of ZERUST® products and services by strategically targeting customers with specific corrosion issues in new market areas, including the oil and gas industry and other industrial sectors that offer sizable growth opportunities.  NTIC’s consolidated net sales for the nine months ended May 31, 2015 included $1,382,423 of sales made to customers in the oil and gas industry compared to $1,043,604 for the prior fiscal year period.  Overall demand for ZERUST® products and services depends heavily on the overall health of the markets in which NTIC sells its products, including the automotive market in particular.

During the three and nine months ended May 31, 2015, 14.5% and 14.0% of NTIC’s consolidated net sales were derived from sales of Natur-Tec® products compared to 13.4% and 11.1% during the three and nine months ended May 31, 2014, respectively.  Net sales of Natur-Tec® products increased 29.3% and 45.0% during the three and nine months ended May 31, 2015 compared to the three and nine months ended May 31, 2014, respectively.  These increases were primarily due to finished product sales in North America and finished product sales at NTIC’s majority owned subsidiary, NTI India.

Cost of goods sold as a percentage of net sales increased to 67.6% during the three months ended May 31, 2015 compared to 67.5% during the three months ended May 31, 2014 and increased to 67.8% during the nine months ended May 31, 2015 compared to 66.2% during the prior fiscal year period. These increases were primarily as a result of increased sales during the current fiscal year periods of Natur-Tec® products, which carry lower margins than ZERUST® products.

NTIC’s equity in income of joint ventures increased 8.2% and 8.8% to $1,724,915 and $4,806,247, respectively, during the three and nine months ended May 31, 2015 compared to $1,593,465 and $4,416,664 during the three and nine months ended May 31, 2014.  These increases were primarily a result of increases in profitability at the joint ventures, partially offset by decreases associated with the anticipated liquidation of Tianjin Zerust and adverse effects of foreign currency exchange rate fluctuations, including in particular the Euro compared to the U.S. dollar.

NTIC recognized a 34.9% and 28.2% decrease in fees for services provided to joint ventures during the three and nine months ended May 31, 2015 compared to the three and nine months ended May 31, 2014, respectively.  These decreases were primarily a result of the anticipated liquidation of Tianjin Zerust.  Fees for services provided to Tianjin Zerust decreased $1,075,000 to $516,000 for the nine months ended May 31, 2015 compared to $1,591,000 for the nine months ended May 31, 2014.  Additionally, there was a decrease in sales at the joint ventures, which were $23,796,532 and $75,974,770 during the three and nine months ended May 31, 2015, respectively, compared to $30,162,725 and $88,213,101 for the three and nine months ended May 31, 2014, respectively.  These decreases resulted in corresponding decreases in fees for services provided to joint ventures as such fees are a function of net sales of NTIC’s joint ventures.  Net sales of NTIC’s joint ventures decreased also as a result of a significant weakening of the Euro compared to the U.S. dollar and, to a lesser extent, the sale of NTIC’s ownership interest in Mütec GmbH.

NTIC’s total operating expenses increased 10.0%, or $1,220,134, to $13,442,870 during the nine months ended May 31, 2015 compared to the nine months ended May 31, 2014.  This increase was primarily the result of $1,138,000 in expenses related to the formation and establishment of NTIC China and the anticipated liquidation of Tianjin Zerust.  Such expenses consisted primarily of legal and personnel expenses associated with the establishment of the subsidiary, the hiring of new personnel and initial operations.

NTIC expenses all costs related to product research and development as incurred.  NTIC incurred $2,968,879 and $3,342,497 of expense during the nine months ended May 31, 2015 and 2014, respectively, in connection with its research and development activities.  These represent net amounts after being reduced by reimbursements related to certain research and development contracts.  Such reimbursements totaled $0 and $45,788 for the nine months ended May 31, 2015 and 2014, respectively. NTIC anticipates that it will spend between $4,000,000 and $4,400,000 in total during fiscal 2015 on research and development activities related to its new technologies.

Net income attributable to NTIC decreased 7.6% to $905,435, or $0.20 per diluted common share, for the three months ended May 31, 2015 compared to $980,217, or $0.21 per diluted common share, for the three months ended May 31, 2014.  Net income attributable to NTIC decreased 37.7% to $1,785,056, or $0.39 per diluted common share, for the nine months ended May 31, 2015 compared to $2,863,847, or $0.63 per diluted common share, for the nine months ended May 31, 2014.  These decreases were primarily the result of decreases in income from NTIC’s joint venture operations as a result of the anticipated liquidation of Tianjin Zerust and the establishment of NTIC China.

NTIC anticipates that its quarterly net income will continue to remain subject to significant volatility primarily due to the financial performance of its subsidiaries and joint ventures and sales of its ZERUST® products and services into the oil and gas industry and Natur-Tec® bioplastics products, which sales fluctuate more on a quarterly basis than the traditional ZERUST® business.  NTIC also anticipates that its operating results during the next few quarters will be particularly volatile as a result of the changes in its Chinese operations.

NTIC’s working capital was $17,298,124 at May 31, 2015, including $3,793,571 in cash and cash equivalents and $2,527,847 in available for sale securities, compared to $17,853,311 at August 31, 2014, including $2,477,017 in cash and cash equivalents and $5,519,766 in available for sale securities.

Results of Operations

The following tables set forth NTIC’s results of operations for the three and nine months ended May 31, 2015 and 2014.

	Three Months Ended
	May 31, 2015	% of Net Sales	May 31, 2014	% of Net Sales	$ Change	% Change
Net sales, excluding joint ventures	$7,553,957	91.3%	$6,056,078	87.5%	$1,497,879	24.7%
Net sales, to joint ventures	723,618	8.7%	864,742	12.5%	(141,124)	(16.3%)
Cost of goods sold	5,595,207	67.6%	4,669,322	67.5%	925,885	19.8%
Equity in income of joint ventures	1,724,915	20.8%	1,593,465	23.0%	131,450	8.2%
Fees for services provided to joint ventures	1,303,964	15.8%	2,001,775	28.9%	(697,811)	(34.9%)
Selling expenses	1,434,627	17.3%	1,315,264	19.0%	119,363	9.1%
General and administrative expenses	1,703,083	20.6%	1,307,653	18.9%	395,430	30.2%
Expenses incurred in support of joint ventures	327,586	4.0%	353,958	5.1%	(26,372)	(7.5%)
Research and development expenses	1,064,710	12.9%	1,104,632	16.0%	(39,922)	(3.6%)

	Nine Months Ended
	May 31, 2015	% of Net Sales	May 31, 2014	% of Net Sales	$ Change	% Change
Net sales, excluding joint ventures	$20,030,491	90.1%	$17,188,462	88.4%	$2,842,029	16.5%
Net sales, to joint ventures	2,189,888	9.9%	2,260,466	11.6%	(70,578)	(3.1%)
Cost of goods sold	15,059,558	67.8%	12,879,186	66.2%	2,180,372	16.9%
Equity in income of joint ventures	4,806,247	21.6%	4,416,664	22.7%	389,583	8.8%
Fees for services provided to joint ventures	4,432,494	19.9%	6,169,094	31.7%	(1,736,600)	(28.2%)
Selling expenses	4,168,955	18.8%	3,925,466	20.2%	243,489	6.2%
General and administrative expenses	4,794,206	21.6%	3,905,082	20.1%	889,124	22.8%
Expenses incurred in support of joint ventures	1,510,830	6.8%	1,049,691	5.4%	461,139	43.9%
Research and development expenses	2,968,879	13.4%	3,342,497	17.2%	(373,618)	(11.2%)

Net Sales. NTIC’s consolidated net sales increased 19.6% and 14.2% to $8,277,575 and $22,220,379, respectively, during the three and nine months ended May 31, 2015 compared to the three and nine months ended May 31, 2014.  NTIC’s consolidated net sales excluding NTIC’s joint ventures increased 24.7% and 16.5% to $7,553,957 and $20,030,491, respectively, during the three and nine months ended May 31, 2015 compared to the same respective prior fiscal year periods.  These increases were primarily a result of increased demand and sales of ZERUST® rust and corrosion inhibiting packaging products and services and Natur-Tec® products.  Net sales to joint ventures decreased 16.3% and 3.1% to $723,618 and $2,189,888 during the three and nine months ended May 31, 2015, respectively, compared to the same respective prior fiscal year periods.

The following table sets forth NTIC’s net sales by product category for the three and nine months ended May 31, 2015 and 2014 by segment:

	Three Months Ended		Nine Months Ended
	May 31, 2015	May 31, 2014	May 31, 2015	May 31, 2014
ZERUST® sales	$7,076,760	$5,992,095	$19,098,816	$17,296,159
Natur-Tec® sales	1,200,815	928,725	3,121,563	2,152,769
Total net sales	$8,277,575	$6,920,820	$22,220,379	$19,448,928

During the three and nine months ended May 31, 2015, 85.5% and 86.0% of NTIC’s consolidated net sales, respectively, were derived from sales of ZERUST® products and services, which increased 18.1% and 10.4% to $7,076,760 and $19,098,816 during the three and nine months ended May 31, 2015, respectively, compared to $5,992,095 and $17,296,159 during the three and nine months ended May 31, 2014, respectively. These increases were due to increased demand from existing customers and the addition of new customers.  NTIC has strategically focused its sales efforts for ZERUST® products and services on customers with sizeable corrosion problems in industry sectors that offer sizable growth opportunities, including the oil and gas sector.

The following table sets forth NTIC’s net sales of ZERUST® products for the three and nine months ended May 31, 2015 and 2014:

	Three Months Ended
	May 31, 2015	May 31, 2014	$ Change	% Change
ZERUST® industrial net sales	$5,849,301	$4,879,899	$969,402	19.9%
ZERUST® joint venture net sales	723,618	861,312	(137,694)	(16.0%)
ZERUST® oil & gas net sales	503,841	250,884	252,957	100.8%
Total ZERUST® net sales	$7,076,760	$5,992,095	$1,084,665	18.1%

	Nine Months Ended
	May 31, 2015	May 31, 2014	$ Change	% Change
ZERUST® industrial net sales	$15,526,505	$13,999,907	$1,526,598	10.9%
ZERUST® joint venture net sales	2,189,888	2,252,648	(62,760)	(2.8%)
ZERUST® oil & gas net sales	1,382,423	1,043,604	338,819	32.5%
Total ZERUST® net sales	$19,098,816	$17,296,159	$1,802,657	10.4%

NTIC anticipates that its sales of ZERUST® products and services into the oil and gas industry will continue to remain subject to significant volatility from quarter to quarter as sales are recognized.

During the three and nine months ended May 31, 2015, 14.5% and 14.0% of NTIC’s consolidated net sales, respectively, were derived from sales of Natur-Tec® products, which increased 29.3% and 45.0% to $1,200,815 and $3,121,563 during the three and nine months ended May 31, 2015, respectively, compared to the three and nine months ended May 31, 2014.  This increase was split between an increase in finished product sales in North America and finished product sales through Natur-Tec India, which subsidiary did not exist during the same periods in fiscal 2014. Demand for Natur-Tec® products around the world depends primarily on market acceptance and the reach of NTIC’s distribution network.  Because of the typical size of individual orders and overall size of NTIC’s net sales derived from sales of Natur-Tec® products, the timing of one or more orders can materially affect NTIC’s quarterly sales of Natur-Tec® products and the comparisons to prior fiscal year quarters.

Assuming NTIC is able to transition the previous customers of Tianjin Zerust to NTIC China, of which there can be no assurance, NTIC expects its net sales to increase in future periods compared to prior fiscal year periods as a result of the consolidation of NTIC China.

Cost of Goods Sold.  Cost of goods sold increased 19.8% and 16.9% for the three and nine months ended May 31, 2015, respectively, compared to the three and nine months ended May 31, 2014 primarily as a result of increased net sales as described above.  Cost of goods sold as a percentage of net sales increased to 67.6% during the three months ended May 31, 2015 compared to 67.5% the three months ended May 31, 2014 and increased to 67.8% during the nine months ended May 31, 2015 compared to 66.2% during the nine months ended May 31, 2014.  These increases were primarily the result of increased sales during the current fiscal year periods of Natur-Tec® products, which carry lower margins than other traditional ZERUST® products.  NTIC anticipates that due to the change in its China operations, NTIC’s costs of goods sold will increase in future periods compared to the prior fiscal year periods.

Equity in Income of Joint Ventures. NTIC’s equity in income of joint ventures increased 8.2% and 8.8% to $1,724,915 and $4,806,247 during the three and nine months ended May 31, 2015, respectively, compared to equity in income of joint ventures of $1,593,465 and $4,416,664 during the three and nine months ended May 31, 2014, respectively. These increases were primarily a result of increases in profitability at the joint ventures, partially offset by decreases in profitability associated with the anticipated liquidation of Tianjin Zerust and adverse effects of foreign currency exchange rate fluctuations, including in particular the Euro compared to the U.S. dollar.  Of the total equity in income of joint ventures, NTIC had equity in income of joint ventures of $3,152,489 attributable to EXCOR during the nine months ended May 31, 2015 compared to $2,787,048 attributable to EXCOR during the nine months ended May 31, 2014.  Of the total equity in income of joint ventures, NTIC had equity in income of joint ventures of $132,824 attributable to Tianjin Zerust during the nine months ended May 31, 2015 compared to $659,684 attributable to Tianjin Zerust during the nine months ended May 31, 2014.  NTIC had equity in income of all other joint ventures of $1,520,935 during the nine months ended May 31, 2015 compared to $969,932 during the nine months ended May 31, 2014.  NTIC expects its equity in income of joint ventures to be lower in future periods compared to prior fiscal year periods as a result of the anticipated liquidation of Tianjin Zerust.

Fees for Services Provided to Joint Ventures.  NTIC recognized fee income for services provided to joint ventures of $1,303,964 and $4,432,494 during the three and nine months ended May 31, 2015, respectively, compared to $2,001,775 and $6,169,094 during the three and nine months ended May 31, 2014, respectively, representing a decrease of 34.9% and 28.2%, respectively.  These decreases were primarily a result of the anticipated liquidation of Tianjin Zerust as fees for services provided to joint ventures from Tianjin Zerust decreased $1,075,000 to $516,000 for the nine months ended May 31, 2015 compared to $1,591,000 for the nine months ended May 31, 2014.  Additionally, these decreases in fees for services provided to joint ventures were a result of decreases in total sales at all joint ventures, which were $23,796,532 and $75,974,770 during the three and nine months ended May 31, 2015 compared to $30,162,725 and $88,213,101 for the three and nine months ended May 31, 2014, respectively.  Net sales of NTIC’s joint ventures decreased due to the anticipated liquidation of Tianjin Zerust, a significant weakening of the Euro compared to the U.S. dollar and, to a lesser extent, the sale of NTIC’s ownership interest in Mütec GmbH.  Sales of NTIC’s joint ventures are not included in NTIC’s product sales and are not combined with NTIC’s sales in NTIC’s consolidated financial statements or in any description of NTIC’s sales.

Of the total fee income for services provided to joint ventures, fees of $660,135 were attributable to EXCOR during the nine months ended May 31, 2015 compared to $784,326 attributable to EXCOR during the nine months ended May 31, 2014.  The decrease in fee income for services provided to joint ventures attributable to EXCOR was primarily the result of foreign currency exchange rate fluctuations.  NTIC anticipates that due to the consolidation of NTIC China, NTIC’s fee income for services provided to its joint ventures will decrease in future periods compared to the prior fiscal year periods.

Selling Expenses.  NTIC’s selling expenses increased 9.1% and 6.2% for the three and nine months ended May 31, 2015 compared to the same respective periods in fiscal 2014 due to increases in compensation and employee benefits, lab testing related expenses, commission expenses, travel and related expenses, and consulting expenses.  Selling expenses as a percentage of net sales decreased slightly to 17.3% and 18.8% for the three and nine months ended May 31, 2015, respectively, from 19.0% and 20.2% during the three and nine months ended May 31, 2014, respectively, due primarily to the increase in net sales as well as certain personnel expenses, partially offset by the increase in selling expenses as previously described.

General and Administrative Expenses.  NTIC’s general and administrative expenses increased 30.2% and 22.8% for the three and nine months ended May 31, 2015 compared to the same respective periods in fiscal 2014 due primarily to expenses incurred to establish and operate NTIC China.  As a percentage of net sales, general and administrative expenses increased to 20.6% and 21.6% for the three and nine months ended May 31, 2015, respectively, from 18.9% and 20.1% for the three and nine months ended May 31, 2014, respectively, due primarily to the increase in general and administrative expenses as previously described.

Expenses Incurred in Support of Joint Ventures.  Expenses incurred in support of NTIC’s joint ventures were $327,586 and $1,510,830 during the three and nine months ended May 31, 2015, respectively, compared to $353,958 and $1,049,691 during the three and nine months ended May 31, 2014, respectively, representing a decrease of 7.5% and increase of 43.9%, respectively.  These changes were due primarily to expenses related to the change in NTIC’s Chinese operations during the first nine months of the fiscal year.  NTIC incurred direct expenses during the nine months ended May 31, 2015 related to the anticipated liquidation of Tianjin Zerust and the formation and operation of NTIC China.  Such expenses consisted primarily of legal expenses and personnel expenses associated with the establishment of the subsidiary, the hiring of new personnel and initial operations.

Research and Development Expenses.  NTIC’s research and development expenses decreased 3.6% for the three months ended May 31, 2015 compared to the same period in fiscal 2014 and decreased 11.2% for the nine months ended May 31, 2015 compared to the same period in fiscal 2014.  These decreases were due primarily to decreases in personnel and consulting expenses.

Interest Income.  NTIC’s interest income increased to $7,943 and $25,504 during the three and nine months ended May 31, 2015, respectively, compared to $1,369 and $5,278 during the three and nine months ended May 31, 2014, respectively.

Interest Expense.  NTIC’s interest expense decreased to $6,004 during the three months ended May 31, 2015 compared to $7,063 during the three months ended May 31, 2014 and decreased to $14,232 during the nine months ended May 31, 2015 compared to $32,709 during the nine months ended May 31, 2014.  These decreases were primarily due to higher average outstanding debt levels during the prior fiscal year periods.

Income Before Income Tax Expense.  Income before income tax expense decreased to $1,183,180 and $2,970,109 for the three and nine months ended May 31, 2015, respectively, compared to $1,759,537 and $4,905,783 for the three and nine months ended May 31, 2014, respectively.

Income Tax Expense.  Income tax expense was $114,180 and $495,478 during the three and nine months ended May 31, 2015, respectively, compared $361,280 and $819,039 during the three and nine months ended May 31, 2014, respectively.  Income tax expense was calculated based on management’s estimate of NTIC’s annual effective income tax rate.  NTIC’s annual effective income tax rate during the three and nine months ended March 31, 2015 and 2014 was lower than the statutory rate primarily due to NTIC’s equity in income of joint ventures being recognized based on after-tax earnings of these entities.  To the extent undistributed earnings of NTIC’s joint ventures are distributed to NTIC, any material additional income tax liability after the application of foreign tax credits is not expected. NTIC records a tax valuation allowance when it is more likely than not that some portion or all of its deferred tax assets will not be realized to reduce deferred tax assets to the amount expected to be realized.  NTIC determined based on all available evidence, including historical data and projections of future results, that it is more likely than not that all of its deferred tax assets, except for its foreign tax credit carryforwards and Minnesota state research and development credit carryforwards, will be fully realized.  In addition, NTIC determined based upon all available evidence, including new IRS guidance, historical results, projected future taxable income and foreign tax credit utilization, that it was not more likely than not that the federal research and development credits would be utilized during the carryforward period and as a result, a valuation allowance was recorded against all of NTIC’s federal research and development credits.  In addition, NTIC continues to believe that its deferred tax asset related to foreign tax credit carryforwards will not be realized due to insufficient federal taxable income within the carryforward period and the fact that for ordering purposes the foreign tax credit carryforwards are not allowed to be used until after any current year foreign tax credits are utilized.

NTIC considers the earnings of certain foreign joint ventures to be indefinitely invested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet NTIC’s future domestic cash needs. As a result, U.S. income and foreign withholding taxes have not been recognized on the cumulative undistributed earnings of $17,583,956 and $20,540,523 at May 31, 2015 and August 31, 2014, respectively.  To the extent undistributed earnings of NTIC’s joint ventures are distributed in the future, they are not expected to result in any material additional income tax liability after the application of foreign tax credits.

Other Comprehensive Income - Foreign Currency Translations Adjustment.  The significant changes in the foreign currency translations adjustment was due to the strengthening of the U.S. dollar compared to the Euro and other foreign currencies during the three and nine months ended May 31, 2015 compared to the same respective periods in fiscal 2014.

Liquidity and Capital Resources

Sources of Cash and Working Capital.  As of May 31, 2015, NTIC’s working capital was $17,298,124, including $3,793,571 in cash and cash equivalents and $2,527,847 in available for sale securities, compared to $17,853,311 at August 31, 2014, including $2,477,017 in cash and cash equivalents and $5,519,766 in available for sale securities.

As of May 31, 2015, NTIC had a revolving line of credit with PNC Bank of $3,000,000, with no amounts outstanding.  The line of credit is evidenced by an amended and restated committed line of credit note in the principal amount of up to $3,000,000.  The line of credit has a $1,200,000 standby letter of credit sub-facility, with any standby letters of credit issued thereunder being at the sole discretion of PNC Bank.

The line of credit is subject to standard covenants, including affirmative financial covenants, such as the maintenance of a minimum fixed charge coverage ratio, and negative covenants, which, among other things, limit the incurrence of additional indebtedness, loans and equity investments, disposition of assets, mergers and consolidations and other matters customarily restricted in such agreements.  Under the loan agreement, NTIC is subject to a minimum fixed charge coverage ratio of 1.10:1.00.  As of May 31, 2015, NTIC was in compliance with all debt covenants.

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

Uses of Cash and Cash Flows.  Net cash provided by operating activities during the nine months ended May 31, 2015 was $36,221, which resulted principally from dividends received from NTIC’s joint ventures, NTIC’s net income, fees for services provided to NTIC’s joint ventures, stock-based compensation, depreciation and amortization, partially offset by NTIC’s equity in income from joint ventures and increases in receivables, inventories and prepaid expenses.  Net cash provided by operating activities during the nine months ended May 31, 2014 was $6,700,854, which resulted principally from dividends received from NTIC’s joint ventures, NTIC’s net income, depreciation and amortization and decreases in accrued liabilities, partially offset by NTIC’s equity in income from joint ventures and increases in receivables, inventories and prepaid expenses.

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

NTIC experienced an increase in receivables and inventory as of May 31, 2015 compared to August 31, 2014 due to the increase in receivables and a desire to stock more products to shorten lead times and anticipate customer demand.  Trade receivables excluding joint ventures as of May 31, 2015 increased $696,791 compared to August 31, 2014, primarily related to the increase in net sales.

Outstanding trade receivables excluding joint ventures balances as of May 31, 2015 increased one day to an average of 52 days from balances outstanding from these customers as of August 31, 2014.

Outstanding trade receivables from joint ventures as of May 31, 2015 decreased $324,338 compared to August 31, 2014 primarily due to the timing of payments.  There was a decrease of outstanding balances from trade receivables from joint ventures as of May 31, 2015 of 11 days from an average of 91 days from balances outstanding from these customers compared to August 31, 2014.  The significant average days outstanding of trade receivables from joint ventures as of May 31, 2015 were primarily due to the receivable balance at NTIC’s joint venture in Korea and Tianjin Zerust.

Outstanding receivables for services provided to joint ventures as of May 31, 2015 decreased $1,257,998 compared to August 31, 2014, which resulted in a decrease of 26 days of fees receivable outstanding as of May 31, 2015 to an average of 96 days compared to August 31, 2014.

Net cash provided by investing activities for the nine months ended May 31, 2015 was $1,755,098, which was primarily the result of cash proceeds from the sale of available for sale securities, partially offset by additions to property and equipment and additions to patents.  Net cash used in investing activities for the nine months ended May 31, 2014 was $483,323, which was comprised primarily of additions to property and equipment and additions to patents.

Net cash used in financing activities for the nine months ended May 31, 2015 was $402,570, which resulted from a dividend paid to a non-controlling interest, partially offset by proceeds from stock option exercises and NTIC’s employee stock purchase plan.  Net cash used in financing activities for the nine months ended May 31, 2014 was $1,990,134, which resulted from principal payments on the bank loan for NTIC’s corporate headquarters building, partially offset by proceeds from option exercises and NTIC’s employee stock purchase plan.

Capital Expenditures and Commitments.  NTIC spent $1,098,035 on capital expenditures during the nine months ended May 31, 2015 and expects to spend an aggregate of approximately $200,000 to 300,000 on capital expenditures during the remainder of fiscal 2015.  Anticipated capital expenditures for fiscal 2015 relate primarily to the purchase of new equipment and to expand lab capabilities.

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

At the option of NTIC, outstanding advances under NTIC’s $3,000,000 revolving line of credit with PNC Bank bear interest at either (a) an annual rate based on LIBOR plus 2.15% for the applicable LIBOR interest period selected by NTIC or (b) at the rate publicly announced by PNC Bank from time to time as its prime rate, and thus may subject NTIC to some market risk on interest rates.  As of May 31, 2015, NTIC had no borrowings under the line of credit.

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

Forward-looking statements are based on current expectations about future events affecting NTIC and are subject to uncertainties and factors that affect all businesses operating in a global market as well as matters specific to NTIC.  These uncertainties and factors are difficult to predict and many of them are beyond NTIC’s control.  The following are some of the uncertainties and factors known to us that could cause NTIC’s actual results to differ materially from what NTIC has anticipated in its forward-looking statements:

•
The establishment of NTIC China, the termination of the joint venture agreements with Tianjin Zerust, the pending litigation against Mr. Tao Meng and Cortec Corporation and the anticipated liquidation of Tianjin Zerust and the effect on NTIC’s business and future operating results;

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

For more information regarding these and other uncertainties and factors that could cause NTIC’s actual results to differ materially from what NTIC has anticipated in its forward-looking statements or otherwise could materially adversely affect its business, financial condition or operating results, see NTIC’s annual report on Form 10-K for the fiscal year ended August 31, 2014 under the heading “Part I. Item 1A. Risk Factors” and this report under the heading “Part II. Item 1A. Risk Factors.”

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

Changes in Internal Control over Financial Reporting

There was no change in NTIC’s internal control over financial reporting that occurred during the quarter ended May 31, 2015 that has materially affected, or is reasonably likely to materially affect NTIC’s internal control over financial reporting.

PART II       OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On March 23, 2015, NTIC and NTI Asean LLC, a majority owned subsidiary of NTIC, filed a lawsuit in Tianjin No 1 Intermediate People’s Court against two individuals, Meng Tao and Xu Hui, related to breaches of duties and contractual commitments owed to NTI Asean under certain agreements related to NTIC’s former joint venture in China, Tianjin Zerust Anti-Corrosion Technologies Ltd.  The lawsuit alleges, among other things, that Mr. Meng Tao and Xu Hui have engaged in self-dealing, usurped business opportunities, and received economic benefits that were required to go to Tianjin Zerust.  At this point it is too early in the lawsuit to reasonably estimate the amount of any recovery to NTI Asean.  On April 21, 2015, NTIC and NTI Asean initiated a lawsuit in the District Court for the Second Judicial District, County of Ramsey, State of Minnesota against Cortec Corporation alleging, among other things, that Cortec Corporation aided and abetted breaches of duties and contractual commitments owed to NTIC and NTI Asean related to NTIC’s joint venture in China, Tianjin Zerust.

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

Effective as of December 31, 2014, NTIC terminated its joint venture agreements with Tianjin Zerust, initiated the process to liquidate the joint venture entity and established a newly formed wholly owned subsidiary to conduct business in China.  Tianjin Zerust was individually significant to NTIC’s consolidated assets and income.  The termination of NTIC’s joint venture agreements with and the anticipated liquidation of Tianjin Zerust adversely affected NTIC’s operating results during the first nine months ended May 31, 2015 and likely will continue to adversely affect NTIC’s operating results during the remainder of fiscal 2015.  Of the total equity in income from joint ventures of $4,806,247 during the nine months ended May 31, 2015 and of the total equity in income from joint ventures of $5,920,603 during fiscal 2014, NTIC had equity in income from joint ventures of $132,824 and $626,763 attributable to Tianjin Zerust, respectively.  Of the total fee income for services provided to joint ventures of $4,432,494 during the nine months ended May 31, 2015 and of the total fee income for services provided to joint ventures of $8,142,863 during fiscal 2014, $516,139 and $2,118,018 were attributable to Tianjin Zerust.

Commencing during the third quarter of fiscal 2015, NTIC’s consolidated financial statements include the financial results of NTIC China.  NTIC anticipates that due to the consolidation of NTIC China, NTIC’s net sales, costs of goods sold and operating expenses will increase and its equity in income from joint ventures and fee income for services provided to its joint ventures will decrease in future periods compared to the prior fiscal year periods, since NTIC accounted for its investment in its former Chinese joint venture in NTIC’s consolidated financial statements utilizing the equity method of accounting.   NTIC anticipates that it may take some time to transition the previous customers of NTIC’s former Chinese joint venture to NTIC China and no assurance can be provided that NTIC China will be able to achieve the net sales and income levels previously achieved by NTIC’s former Chinese joint venture.   NTIC has incurred and expects to continue to incur significant operating expenses associated with NTIC China and the anticipated liquidation of Tianjin Zerust and expects that NTIC’s operating results may be volatile over the next few quarters, including in particular the remaining quarter of fiscal 2015. This is true especially since NTIC has recently commenced litigation against Mr. Tao Meng, Tianjin Zerust’s other shareholder, and his spouse in order to force the liquidation of Tianjin Zerust. During the nine months ended May 31, 2015, NTIC incurred approximately $1,138,000 in start-up expenses related either directly or indirectly to the establishment of NTIC China, the termination of the joint venture agreements with Tianjin Zerust, the pending litigation against Mr. Tao Meng and his spouse, and the anticipated liquidation of Tianjin Zerust.  This is inclusive of the subsidiary itself which incurred losses of $585,000 during the same period.  Net income attributable to NTIC decreased 37.7%, to $1,785,056, or $0.39 per diluted common share, for the nine months ended May 31, 2015 compared to $2,863,847, or $0.63 per diluted common share, for the nine months ended May 31, 2014.  These decreases were primarily the result of decreases in income from NTIC’s joint venture operations as a result of the anticipated liquidation of Tianjin Zerust and the formation and establishment of NTIC China and an increase in operating expenses.

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

Recent Sales of Unregistered Equity Securities

During the three months ended May 31, 2015, NTIC did not issue any shares of its common stock or other equity securities of NTIC that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

During the three months ended May 31, 2015, NTIC did not purchase any shares of its common stock or other equity securities of NTIC.

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
101
The following materials from NTIC’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Comprehensive Income (Loss), (iv) the unaudited Consolidated Statements of Cash Flows, and (v) Notes to Condensed Financial Statements (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

Date: July 10, 2015	Matthew C. Wolsfeld, CPA
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
101
The following materials from Northern Technologies International Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Comprehensive Income (Loss), (iv) the unaudited Consolidated Statements of Cash Flows, and (v) Notes to Condensed Financial Statements
Filed herewith