Form 10-K
period 2015-08-31
NORTHERN TECHNOLOGIES INTERNATIONAL CORP
filed 2015-11-13
CIK 875582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________

FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2015

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The aggregate market value of the registrant’s common stock, excluding shares beneficially owned by affiliates, computed by reference to the closing sales price at which the common stock was last sold as of February 27, 2015 (the last business day of the registrant’s second fiscal quarter) as reported by the NASDAQ Global Market on that date was $77.1 million.

As of November 10, 2015, 4,538,317 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the registrant’s Proxy Statement for its 2016 Annual Meeting of Stockholders to be held January 15, 2016.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

ANNUAL REPORT ON FORM 10-K
FISCAL YEAR ENDED AUGUST 31, 2015

table of contents

1

____________________

This annual report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by those sections. For more information, see “Part I. Item 1. Business – Forward-Looking Statements.”

As used in this report, references to “NTIC,” the “Company,” “we,” “our” or “us,” unless the context otherwise requires, refer to Northern Technologies International Corporation and its wholly-owned subsidiaries, NTIC (Shanghai) Co., Ltd., NTI Facilities, Inc. and Northern Technologies Holding Company, LLC, and its majority-owned subsidiaries, Zerust Prevenção de Corrosão S.A., NTI Asean LLC and Natur-Tec India Private Limited, all of which are consolidated on NTIC’s consolidated financial statements.

NTIC’s consolidated financial statements do not include the accounts of any of its joint ventures. Except as otherwise indicated, references in this report to NTIC’s joint ventures do not include: (1) NTIC’s majority-owned Brazilian subsidiary, Zerust Prevenção de Corrosão S.A.; (2) NTIC’s majority-owned subsidiary, NTI Asean LLC, which is a holding company that holds investments in eight entities that operate in the Association of Southeast Asian Nations (ASEAN) region, including the following countries: China (although the joint venture agreements for the Chinese joint venture were terminated as of December 31, 2014 and liquidation of this joint venture is anticipated), Indonesia, Korea, Malaysia, Philippines, Singapore, Taiwan and Thailand; or (3) NTIC’s majority-owned subsidiary, Northern Technologies India Private Limited, in India.

As used in this report, references to “NTIC China” refer to NTIC’s wholly-owned subsidiary in China, NTIC (Shanghai) Co., Ltd.

As used in this report, references to “Tianjin Zerust” refer to NTIC’s former joint venture in China, Tianjin-Zerust Anticorrosion Co., Ltd.

As used in this report, references to “Zerust Brazil” refer to NTIC’s majority-owned Brazilian subsidiary, Zerust Prevenção de Corrosão S.A.

As used in this report, references to “NTI Asean” refer to NTIC’s majority-owned holding company subsidiary, NTI Asean LLC.

As used in this report, references to “Natur-Tec India” refer to NTIC’s majority-owned subsidiary in India, Natur-Tec India Private Limited.

As used in this report, references to “EXCOR” refer to NTIC’s joint venture in Germany, Excor Korrosionsschutz – Technologien und Produkte GmbH.

All trademarks, trade names or service marks referred to in this report are the property of their respective owners.

2

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

NTIC’s ZERUST® rust and corrosion inhibiting products include plastic and paper packaging, liquids and coatings, rust removers and cleaners, diffusers and also engineered solutions designed specifically for the oil and gas industry. NTIC also offers worldwide on-site technical consulting for rust and corrosion prevention issues. NTIC’s technical service consultants work directly with the end users of NTIC’s ZERUST® rust and corrosion inhibiting products to analyze their specific needs and develop systems to meet their technical requirements. In North America, NTIC sells its ZERUST® corrosion prevention solutions through a direct sales force as well as a network of independent distributors and agents. Internationally, NTIC sells its ZERUST® corrosion prevention solutions through its wholly-owned subsidiary in China, NTIC (Shanghai) Co., Ltd. (NTIC China), its majority-owned joint venture holding company for NTIC’s joint venture investments in the Association of Southeast Asian Nations (ASEAN) region, its majority-owned subsidiary in Brazil, Zerust Prevenção de Corrosão S.A. (Zerust Brazil) and joint venture arrangements in North America, Europe and Asia.

One of NTIC’s strategic initiatives is to expand into and penetrate other markets for its ZERUST® corrosion prevention solutions. Consequently, for the past several years, NTIC has focused sales and marketing efforts on the oil and gas industry, as the infrastructure that supports that industry is typically constructed using metals that are highly susceptible to corrosion. NTIC believes that its ZERUST® corrosion prevention solutions will minimize maintenance downtime on critical oil and gas industry infrastructure, extend the life of such infrastructure and reduce the risk of environmental pollution due to corrosion leaks.

NTIC markets and sells its ZERUST® rust and corrosion prevention solutions to customers in the oil and gas industry across several countries either directly, through its subsidiaries or through its joint venture partners and other strategic partners. The sale of ZERUST® corrosion prevention solutions to customers in the oil and gas industry typically involves a long sales cycle, often including a one- to multi-year trial period with each customer and a slow integration process thereafter.

Natur-Tec® biobased and compostable plastics are manufactured using NTIC’s patented and/or proprietary technologies and are intended to replace conventional petroleum-based plastics. The Natur-Tec® biopolymer resin compound portfolio includes formulations that have been optimized for a variety of applications including blown-film extrusion, extrusion coating, injection molding, and engineered plastics. These resins are fully biodegradable in a composting environment and are currently being used to produce finished products including can liners, shopping and grocery bags, lawn and leaf bags, pet waste collection bags, cutlery, packaging foam and coated paper products. In North America, NTIC markets its Natur-Tec® resins and finished products primarily through a network of regional and national distributors as well as independent agents. NTIC continues to see significant opportunities for finished bioplastic products and, therefore, continues to strengthen and expand its North American distribution network for finished Natur-Tec® bioplastic products. Internationally, NTIC sells its Natur-Tec® resins and finished products both directly and through its majority-owned subsidiary in India, Natur-Tec India Private Limited (Natur-Tec India), and through certain joint ventures. In November 2014, NTIC entered into an agreement with NatureWorks LLC for joint marketing and sales of Ingeo® based packaging solutions to customers in India. With recent Indian government mandates banning use of non-biodegradable plastics in certain types of food and consumer packaging, NTIC expects the market in India for bioplastic packaging solutions to grow substantially.

Termination of Chinese Joint Venture

On January 2, 2015, NTIC announced that, effective as of December 31, 2014, it is selling its ZERUST® products and services in China through a wholly-owned subsidiary, NTIC (Shanghai) Co., Ltd. (NTIC China), and has terminated its joint venture agreements with Tianjin Zerust Anticorrosion Co., Ltd. (Tianjin Zerust).  NTIC and NTI Asean LLC have filed a lawsuit against Mr. Tao Meng, a Chinese national and the former joint venture entity’s other shareholder, and his spouse in the Chinese court of Tianjin, seeking, among other things, an orderly liquidation of Tianjin Zerust.

NTIC indirectly has a 30% ownership interest in Tianjin Zerust through its 60% owned holding company subsidiary, NTI Asean LLC.  Commencing during the second quarter of fiscal 2015, NTIC’s consolidated financial statements include the financial results of NTIC China.  NTIC anticipates that it may take several quarters to transition many of the previous customers of Tianjin Zerust to NTIC China and no assurance can be provided that NTIC China will be able to achieve the net sales and income levels previously achieved by Tianjin Zerust.   For fiscal 2014, Tianjin Zerust had net sales of $15.9 million and net income of $1.3 million.  (The operating income of the joint venture before paying royalties in an aggregate amount of $4.2 million to all shareholders was over $5.5 million) NTIC’s indirect ownership of Tianjin Zerust is 30%.

During fiscal 2015, NTIC incurred approximately $1,640,000 in start-up expenses related either directly or indirectly to the establishment of NTIC China, the termination of the joint venture agreements with Tianjin Zerust, the pending litigation against Mr. Tao Meng and his spouse and Cortec Corporation, and the anticipated liquidation of Tianjin Zerust. These expenses are recorded as selling, general and administrative expenses and expenses incurred in support of joint ventures on the consolidated statements of operations.

NTIC expects its operating results may be volatile over the next few quarters as a result of NTIC’s Chinese operations.  In particular, because of the lack of financial and other information received from Tianjin Zerust, it is possible that receipt of future financial and other information from Tianjin Zerust may impact the realization of NTIC’s investment in and realization of a receivable from Tianjin Zerust. The last time NTIC received financial information from Tianjin Zerust was through November 2014.  NTIC, as of August 31, 2015, does not believe there are any triggering events that would require an impairment test.  NTIC’s current net investment is approximately $1.1 million, which is 60% of its investment in Tianjin Zerust, which was $1,883,668 as of August 31, 2015.  NTIC will continue to evaluate the realization of this asset on an ongoing basis and adjust if necessary.

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

The following table sets forth a list of NTIC’s operating joint ventures as of November 10, 2015, the country in which the joint venture is organized and NTIC’s ownership percentage in each joint venture:

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

The results of Zerust Brazil, NTI Asean and Natur-Tec India, and as of December 31, 2014, NTIC China, are fully consolidated in NTIC’s consolidated financial statements. NTIC holds 85% of the equity and 85% of the voting rights of Zerust Brazil. NTIC holds 60% of the equity and 60% of the voting rights of NTI Asean. NTI Asean holds investments in eight entities that operate in the following eight territories located in the ASEAN region: China (although liquidation was initiated December 31, 2014), Indonesia, South Korea, Malaysia, Philippines, Singapore, Taiwan and Thailand. NTIC holds 90% of the equity and 90% of the voting rights of Natur-Tec India. NTIC China is a wholly-owned subsidiary of NTIC.

Sales by NTIC’s joint ventures are not included in the net sales of NTIC.

NTIC considers EXCOR, Natur-Tec India and its former joint venture in China, Tianjin Zerust, to be individually significant to NTIC’s consolidated assets and income; and therefore, provides certain additional information regarding EXCOR, Natur-Tec India and Tianjin Zerust in the notes to NTIC’s consolidated financial statements and in this section of this report.

For more information regarding NTIC’s joint ventures and their effect on NTIC’s operating results, see NTIC’s consolidated financial statements in “Part II. Item 8. Financial Statements and Supplementary Data” and “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report.

Products

NTIC derives revenues directly and/or indirectly through its subsidiaries and joint ventures from the following two reportable business segments based on products sold, customer base and distribution center:

ZERUST® Corrosion Prevention Solutions. In fiscal 2015, 85.9% of NTIC’s consolidated net sales were derived from developing, manufacturing and marketing ZERUST® rust and corrosion inhibiting products and services.  NTIC’s consolidated net sales in fiscal 2015 included $26,042,909 in sales of ZERUST® rust and corrosion inhibiting products and services, an increase of 9.2% over such sales in fiscal 2014. Corrosion not only damages the appearance of metal products and components but also negatively impacts their mechanical performance.  This applies to the rusting of ferrous metals (iron and steel) and the deterioration by oxidation of nonferrous metals (aluminum, copper, brass, etc.).  NTIC’s ZERUST® corrosion prevention solutions include plastic and paper packaging, powders, liquids, coatings, rust removers, cleaners, diffusers and engineered solutions for the oil and gas industry, as well as technical corrosion management and consulting services.

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

ZERUST® Corrosion Prevention Solutions Designed Specifically for the Oil and Gas Industry.  NTIC has developed proprietary engineered corrosion inhibiting solutions specifically for the mitigation of corrosion of the types of capital assets used in the petroleum and chemical process industries and has targeted the sale of these ZERUST® corrosion solutions to potential customers in the oil and gas industry.   NTIC’s consolidated net sales in fiscal 2015 included $1,886,814 in sales made to customers in the oil and gas industry, an increase of 10.9% over such sales in fiscal 2014. The infrastructure that supports the oil and gas industry is predominantly constructed using metals that are highly susceptible to corrosion.  The industrial environment at these facilities usually contains compounds, including sulfides and chlorides, which cause aggressive corrosion.  This problem affects pipelines, petroleum storage tanks, spare parts in long-term storage, processing and other critical equipment. In addition to the costs associated with the replacement of parts and structures, maintenance and repairs, and product loss, there are significant economic losses associated with critical infrastructure down for repair and maintenance.  Furthermore, there are also considerable health, safety and environmental risks caused by corrosion that can greatly increase economic losses.  NTIC believes that its ZERUST® oil and gas corrosion prevention solutions minimize maintenance downtime on critical oil and gas industry infrastructure, extend the life of such infrastructure and reduce the risk of environmental pollution due to leaks caused by corrosion.

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

ZERUST® Zerion line of powder based inhibitor solutions include:

•	Zerion FVS is a unique inhibitor blend that is used in the SSB Solutions. This “best-in-class” product has been successfully deployed at multiple client sites in the North and South American geographies.

•	AutoFog is a revolutionary product that allows for the quick VCI saturation of large volume spaces without the need for mechanical “fogging” equipment. This rapid self-diffusing capability is good for sealed void spaces, protection of large/complex assets like Heat Exchangers and Heater-Treaters.

•	Sol-V C-Series is designed to provide corrosion prevention in voids and enclosures especially when there is either stagnant water, or the potential for water seepages and/or accumulation of water over time. ZERUST® Sol-V™ C-Series packaging allows VCIs to release while conserving a Sol-V proprietary blend of soluble corrosion inhibitors (SCIs) until water enters the system. Typical applications of ZERUST® Sol-V™ C-Series packaging include offshore platform leg voids, vessels and tanks mothballed in tropical environments, ship blocks being fabricated in areas of high humidity, piping systems and heat exchangers.

During fiscal 2012, two of NTIC’s ZERUST® products designed for the oil and gas industry, ZERUST® Flange Savers® and the ZERUST® ReCAST-R system, received Materials Performance magazine’s “Readers’ Choice Corrosion Innovation of the Year” Awards. Materials Performance is published by NACE International, the world’s largest organization of professional engineers dedicated to the study, prevention and mitigation of corrosion.

Natur-Tec® Resin Compounds and Finished Products. NTIC manufactures and sells a range of biobased and compostable (fully biodegradable) polymer resins and finished products under the Natur-Tec® brand. NTIC’s consolidated net sales in fiscal 2015 included $4,279,785 in sales of Natur-Tec® resins and finished products, an increase of 43.6% over such sales in fiscal 2014.  Market drivers such as volatile petroleum prices, reduced dependence on foreign oil, reduced carbon footprints, and environmentally responsible end-of-life solutions increased interest in using sustainable, biobased and renewable plant-biomass resources for the manufacture of plastics and industrial products. Plastics that are fully biodegradable in composting or anaerobic digestor systems allow the safe and effective conversion of these plastics to carbon dioxide, water and fertilizer at the end of their service life. Increased environmental and sustainability awareness at the corporate and consumer level, improved technical properties and product functionality, as well as recent foreign, state and local governmental regulations banning the use of traditional, petroleum-based plastics or mandating the use of certain biodegradable or compostable products, have also fueled this interest in biobased and biodegradable-compostable plastics.  The term “bio-plastics” encompasses a broad category of plastics that are either bio-based, which means derived from renewable resources such as corn or cellulosic/plant material or blends thereof, or are engineered to be fully compostable, or both.

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

Natur-Tec® Resin Compounds and Finished Products.  In the United States, NTIC markets its Natur-Tec® resin compounds and finished products through a network of national and regional distributors and independent manufacturer’s sales representatives and three NTIC direct sales employees as of August 31, 2015.  Target customers for Natur-Tec® finished products include individual consumers and commercial and institutional organizations such as corporations and government agencies, and educational organizations such as universities and school districts. NTIC is also targeting key national and regional retailers utilizing independent sales agents.  Target customers for Natur-Tec® resin compounds include film extruders and injection molders who would purchase Natur-Tec® resin compounds to manufacture and sell their own finished biobased, and compostable end products, such as film, bags and cutlery.

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

Research and Development

NTIC’s research and development activities are directed at improving existing products, developing new products, reducing costs and improving quality assurance through improved testing of NTIC’s products. NTIC’s internal research and development activities are conducted at its facilities located in Circle Pines, Minnesota; Beachwood, Ohio; and Dresden, Germany under the direction of internationally known scientists and research institutes under exclusive contract to NTIC with respect to the subject of their respective research efforts. EXCOR has established a wholly-owned subsidiary, Excor Korrosionsforschung GmbH, to conduct research into new fields of corrosion inhibiting packaging and the applications engineering of such products in conjunction with NTIC’s domestic research and development operations. With respect to NTIC’s Natur-Tec® resin compounds and finished products, Ramani Narayan, Ph.D., a current director of NTIC and Distinguished Professor in the Department of Chemical Engineering & Materials Science at Michigan State University, provides his expertise and technical support to NTIC.

NTIC spent $4,047,279 in fiscal 2015 in connection with its research and development activities, compared to $4,368,752 in fiscal 2014 and $3,815,515 in fiscal 2013. NTIC anticipates that it will spend between $4,000,000 and $4,500,000 in fiscal 2016 on research and development activities. These amounts are net of reimbursements related to certain research and development contracts. Such reimbursements totaled $0, $45,788 and $274,728 in fiscal 2015, 2014 and 2013, respectively. Most of NTIC’s research and development contracts under which NTIC received reimbursements during fiscal 2014 were in connection with developing corrosion prevention solutions for the U.S. government in connection with developing future potential Natur-Tec® products.

NTIC was awarded three National Science Foundation (NSF) awards -- one in June 2009 as a Phase I Small Business Technology Transfer (STTR) grant for $150,000 on advanced polylactide materials for biobased and biodegradable products, the second in September 2009 as a Phase I Small Business Innovation Research (SBIR) grant for an additional $150,000 on “Biobased coatings for corrosion protection” and a third in November 2011 as a Phase II SBIR grant of $500,000 for the development of advanced polylactide materials for biobased and biodegradable plastic products.  The Phase I projects were completed in June 2010 and have helped NTIC develop biobased technologies for new innovative applications in the ZERUST® and Natur-Tec® business areas. The Phase II project work was completed in fiscal 2015. The modified polylactic acid chemistries developed with this program helped NTIC to expand its product portfolio and commercialize novel bioplastics packaging solutions along with enhanced formulations for molded food service-ware.  The research and technology development was conducted in collaboration with Ramani Narayan, Ph.D., a current director of NTIC, and Michigan State University.

During fiscal 2010, NTIC was awarded funding from the U.S. Department of Defense for a Phase I Small Business Innovation Research contract worth $70,000 to develop non-plastic marine biodegradable waste bags for the U.S. Navy.  NTIC collaborated with the U.S. Army Natick labs and Michigan State University (MSU) on this project.  In November 2011, NTIC was awarded a Department of Defense Small Business Innovation Research Phase II grant of $500,000 for the ongoing development and commercialization of biobased and marine biodegradable non-plastic bags for the U.S. Navy.  The Phase II grant work continued during fiscal 2014 and was completed in April 2014 by supplying the NAVSUP office with marine biodegradable coated paper bags for evaluation. The NAVSUP office was unable to evaluate the bags due to lack of funding and later closed out the project due to cost and commercialization reasons. They identified this would currently be a niche product and would like to reevaluate once the technology was mature and commercialized in more markets. MSU is currently continuing research on the vegetable oil coating technology for usage in other applications.

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

Manufacturing

NTIC’s ZERUST® rust and corrosion inhibiting products are manufactured according to NTIC’s specifications primarily by selected independent sub-contractors under trade secrecy agreements and/or license agreements.  In addition, during fiscal 2015 and 2014, NTIC expanded its production capabilities and began to manufacture select ZERUST® rust and corrosion inhibiting products, consisting primarily of liquids and powders, in house at its corporate headquarters location in Circle Pines, Minnesota.

NTIC’s Natur-Tec® resin compounds and finished products are produced at facilities in China and Malaysia.  Starting in fiscal 2014, NTIC made arrangements with a facility in California as an alternative production source.   NTIC’s Natur-Tec® resin compounds can be shipped to any manufacturing facility around the world where they then can be converted into finished products, such as a bag or piece of cutlery.  NTIC’s Natur-Tec® finished products are manufactured using NTIC’s Natur-Tec® resin compounds by selected sub-contractors.

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

Backlog

NTIC had an order backlog of $667,000 as of August 31, 2015, compared to $995,000 as of August 31, 2014 and $641,000 as of August 31, 2013. These are orders that are held by NTIC pending release instructions from the customers to be used in just-in-time production. Customers generally place orders on an “as needed” basis and expect delivery within a relatively short period of time.

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

Employees

As of August 31, 2015, NTIC had 75 full-time employees located in the United States, consisting of 17 in sales and marketing, 29 in research and development and lab, 16 in administration, 12 in production and one responsible for international coordination.  As of August 31, 2015, NTIC’s wholly-owned subsidiary in China had 22 full-time employees, its majority-owned subsidiary in Brazil had 20 full-time employees, its majority-owned subsidiary in India had 6 full-time employees and its holding company, NTI Asean, had no full-time employees.  There are no unions representing NTIC’s employees and NTIC believes that its relations with its employees are good.

Financial Information about Segments and Geographic Areas

Financial information regarding our segments and geographic information can be found in Note 13 to NTIC’s consolidated financial statements included in this report under “Part II. Item 8. Financial Statements and Supplementary Data.”

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

Forward-Looking Statements

This report on Form 10-K contains not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by those sections. In addition, NTIC or others on NTIC’s behalf may make forward-looking statements from time to time in oral presentations, including telephone conferences and/or web casts open to the public, in press releases or reports, on NTIC’s Internet web site or otherwise. All statements other than statements of historical facts included in this report or expressed by NTIC orally from time to time that address activities, events or developments that NTIC expects, believes or anticipates will or may occur in the future are forward-looking statements including, in particular, the statements about NTIC’s plans, objectives, strategies and prospects regarding, among other things, NTIC’s financial condition, results of operations and business, the outcome of contingencies such as legal proceedings and the effect of the liquidation of Tianjin Zerust and the establishment of NTIC China. NTIC has identified some of these forward-looking statements in this report with words like “believe,” “may,” “could,” “would,” “might,” “forecast,” “possible,” “potential,” “project,” “will,” “should,” “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate,” “approximate” “outlook” or “continue” or the negative of these words or other words and terms of similar meaning. The use of future dates is also an indication of a forward-looking statement. Forward-looking statements may be contained in the notes to NTIC’s consolidated financial statements and elsewhere in this report, including under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Forward-looking statements are based on current expectations about future events affecting NTIC and are subject to uncertainties and factors that affect all businesses operating in a global market as well as matters specific to NTIC. These uncertainties and factors are difficult to predict and many of them are beyond NTIC’s control. The following are some of the uncertainties and factors known to us that could cause NTIC’s actual results to differ materially from what NTIC has anticipated in its forward-looking statements:

•	The establishment of NTIC China, the termination of the joint venture agreements with Tianjin Zerust, the pending litigation against Mr. Tao Meng and Cortec Corporation and the anticipated liquidation of Tianjin Zerust and the effect on NTIC’s business and future operating results, including possible future impairment charges on NTIC’s investment in Tianjin Zerust and a receivable from Tianjin Zerust;

•	The variability in NTIC’s sales of ZERUST® products and services into oil and gas industry and Natur-Tec® products and NTIC’s equity income of joint ventures, which variability in sales and equity in income of joint venture in turn, subject NTIC’s earnings to quarterly fluctuations;

•	Risks associated with NTIC’s international operations and exposure to fluctuations in foreign currency exchange rates and import duties and taxes;

•	The effect of current worldwide economic conditions, the European sovereign debt crisis and turmoil and disruption in the global credit and financial markets on NTIC’s business;

•	The health of the U.S. automotive industry on NTIC’s business;

•	NTIC’s dependence on the success of its joint ventures and fees and dividend distributions that NTIC receives from them;

•	NTIC’s relationships with its joint ventures and its ability to maintain those relationships, especially in light of anticipated succession planning issues;

•	NTIC’s dependence upon sales by Zerust Brazil to Petroleo Brasileiro S.A. (Petrobras), an oil company located in Brazil, and the effect of such sales on NTIC’s quarterly operating results, including in particular its net sales and margins;

•	Fluctuations in the cost and availability of raw materials, including resins and other commodities;

•	The success of and risks associated with NTIC’s emerging new businesses and products and services, including in particular NTIC’s ability and the ability of NTIC’s joint ventures to sell ZERUST® products and services into oil and gas industry and Natur-Tec® products and the often lengthy and extensive sales process involved in selling such products and services;

•	NTIC’s ability to introduce new products and services that respond to changing market conditions and customer demand;

•	Market acceptance of NTIC’s existing and new products, especially in light of existing and new competitive products;

•	Maturation of certain existing markets for NTIC’s ZERUST® products and services and NTIC’s ability to grow market share and succeed in penetrating other existing and new markets;

•	Increased competition, especially with respect to NTIC’s ZERUST® products and services, and the effect of such competition on NTIC’s and its joint ventures’ pricing, net sales and margins;

•	NTIC’s reliance upon and its relationships with its distributors, independent sales representatives and joint ventures;

•	NTIC’s reliance upon suppliers;

•	The costs and effects of complying with laws and regulations and changes in tax, fiscal, government and other regulatory policies, including rules relating to environmental, health and safety matters;

•	Unforeseen product quality or other problems in the development, production and usage of new and existing products;

•	Unforeseen production expenses incurred in connection with new customers and new products;

•	Loss of or changes in executive management or key employees;

•	Ability of management to manage around unplanned events;

•	Pending and future litigation;

•	NTIC’s reliance on its intellectual property rights and the absence of infringement of the intellectual property rights of others;

•	NTIC’s ability to maintain effective internal control over financial reporting, especially in light of its accelerated filer status and its joint venture arrangements;

•	changes in applicable laws or regulations and NTIC’s failure to comply with applicable laws, rules and regulations;

•	changes in generally accepted accounting principles and the effect of new accounting pronouncements;

•	Fluctuations in NTIC’s effective tax rate; and

•	NTIC’s reliance upon its management information systems.

For more information regarding these and other uncertainties and factors that could cause NTIC’s actual results to differ materially from what NTIC has anticipated in its forward-looking statements or otherwise could materially adversely affect its business, financial condition or operating results, see “Part I. Item 1A. Risk Factors.”

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

Effective as of December 31, 2014, NTIC terminated its joint venture agreements with Tianjin Zerust, initiated the process to liquidate the joint venture entity and established a wholly-owned subsidiary to conduct business in China. Commencing during the second quarter of fiscal 2015, NTIC’s consolidated financial statements include the financial results of NTIC China. Tianjin Zerust was individually significant to NTIC’s consolidated assets and income. Accordingly, the termination of NTIC’s joint venture agreements with and the anticipated liquidation of Tianjin Zerust adversely affected NTIC’s operating results, including in particular, its equity in income, fee income for services provided to joint ventures and operating expenses, during fiscal 2015 since NTIC accounted for its investment in Tianjin Zerust in NTIC’s consolidated financial statements utilizing the equity method of accounting. Of the total equity in income from joint ventures of $5,936,565 during fiscal 2015 and $5,920,603 during fiscal 2014, NTIC had equity in income from joint ventures of $132,824 and $626,763 attributable to Tianjin Zerust, respectively. Of the total fee income for services provided to joint ventures of $5,715,491 during fiscal 2015 and $8,142,863 during fiscal 2014, $494,080 and $2,118,018 were attributable to Tianjin Zerust.

NTIC anticipates that it may take some time to transition the previous customers of Tianjin Zerust to NTIC China and no assurance can be provided that NTIC China will be able to achieve the net sales and income levels previously achieved by Tianjin Zerust. NTIC has incurred, and expects to continue to incur, significant operating expenses associated with NTIC China and the anticipated liquidation of Tianjin Zerust and expects that NTIC’s operating results may be volatile over the next several quarters. This is true especially since NTIC has commenced litigation against Mr. Tao Meng, Tianjin Zerust’s other shareholder, and his spouse in order to force the liquidation of Tianjin Zerust and has commenced litigation against Cortec Corporation alleging, among other things, that Cortec Corporation aided and abetted breaches of duties and contractual commitments owed to NTIC and NTI Asean related to Tianjin Zerust. During fiscal 2015, NTIC incurred approximately $1,642,258 in start-up expenses related either directly or indirectly to the establishment of NTIC China, the termination of the joint venture agreements with Tianjin Zerust, the pending litigation against Mr. Tao Meng and his spouse and Cortec Corporation, and the anticipated liquidation of Tianjin Zerust. The start-up expenses are inclusive of the losses incurred by the subsidiary of $1,042,258 during the same period.

NTIC expects its operating results may be volatile over the next few quarters as a result of NTIC’s Chinese operations.  In particular, because of the lack of financial and other information received from Tianjin Zerust, it is possible that receipt of future financial and other information from Tianjin Zerust may impact the realization of NTIC’s investment in and realization of a receivable from Tianjin Zerust. The last time NTIC received financial information from Tianjin Zerust was through November 2014.  NTIC, as of August 31, 2015, does not believe there are any triggering events that would require an impairment test.  NTIC’s current net investment is approximately $1.1 million, which is 60% of its investment in Tianjin Zerust, which was $1,883,668 as of August 31, 2015.  NTIC will continue to evaluate the realization of this asset on an ongoing basis and adjust if necessary.

NTIC’s pending litigation is expensive and may have an adverse effect on NTIC’s business and operating results.

During fiscal 2015, NTIC commenced litigation against Mr. Tao Meng, Tianjin Zerust’s other shareholder, and his spouse in order to force the liquidation of Tianjin Zerust and against Cortec Corporation alleging, among other things, that Cortec Corporation aided and abetted breaches of duties and contractual commitments owed to NTIC and NTI Asean related to Tianjin Zerust. Litigation is expensive and often uncertain. There is no assurance that NTIC will be successful in this litigation. In the meantime, it is likely that NTIC will incur significant expenses in pursuing the litigation. In addition, the pending litigation may have an adverse effect on NTIC’s business and operating results.

Any weakness in the global economy, and in particular in the United States, Europe and China, may negatively impact NTIC’s business, operating results and financial condition.

NTIC’s operating results are dependent upon the economic health of the global economy, including in particular the United States, Europe and China. Of NTIC’s net sales in fiscal 2015, approximately $19.3 million were to customers in the United States and $1.1 million were to customers in China. In addition, approximately 63.5% of the $99 million in net sales of NTIC’s joint ventures during fiscal 2015 were to customers based in Europe. Accordingly, any weakness in the global economy, and in particular in the United States, Europe and China, may negatively impact NTIC’s business, operating results and financial condition.

The possibility that Greece and other EU member states may default on their debt obligations, the uncertainty regarding international and the European Union’s financial support programs, the possibility that EU member states may experience similar financial troubles and the austerity measures that have been implemented by Greece and certain other EU member states could negatively impact NTIC’s business, operating results and financial condition. During fiscal 2014, total net sales of NTIC’s joint ventures were adversely affected in part by the European economic slowdown, which NTIC believes adversely affected the net sales of NTIC’s European joint ventures, as well as certain of NTIC’s other non-European joint ventures. Although NTIC believes its fiscal 2015 financial results were not similarly affected, there is no assurance that its fiscal 2016 or future financial results will not be adversely affected. In addition, if the European sovereign debt crisis worsens, the value of the Euro and other European currencies could deteriorate, which could negatively impact the business, operating results and financial condition of NTIC and its joint ventures in light of the substantial operations of its joint ventures and the revenues its joint ventures derive from customers in the European Union. Apart from the European sovereign debt crisis, other global economies have experienced adverse economic conditions either as a result of the European sovereign debt crisis or otherwise that have affected all sectors of the economy.

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

Global credit and financial markets in the past have experienced disruptions, including diminished liquidity and credit availability and rapid fluctuations in market valuations, which if they happen again, could negatively impact NTIC’s business, operating results and financial condition.

Any tightening of the credit and financial markets as a result of the European sovereign debt crisis or otherwise could negatively impact the ability of companies to borrow money from their existing lenders, obtain credit from other sources or raise financing to fund their operations. This could negatively impact the ability of NTIC’s customers and the customers of NTIC’s joint ventures to purchase NTIC’s products, suppliers’ ability to provide NTIC and its joint ventures with materials and components and the ability of NTIC and its joint ventures, distributors and sales representatives to finance operations, if needed, on commercially reasonable terms, or at all. Any or all of these events could negatively impact NTIC’s business, operating results and financial condition. Although NTIC maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers, distributors and joint ventures to make required payments and such losses historically have been within NTIC’s expectations and the provisions established, NTIC cannot guarantee that it will continue to experience the same loss rates that it has in the past, especially if there are weaknesses in the worldwide economy. A significant change in the liquidity or financial condition of NTIC’s customers, distributors or joint ventures could cause unfavorable trends in NTIC’s receivable collections and additional allowances may be required, which could adversely affect NTIC’s operating results. In addition, weaknesses in the worldwide economy may adversely impact the ability of suppliers to provide NTIC with materials and components, which could adversely affect NTIC’s business and operating results. NTIC is unable to predict the prospects for a global economic recovery, but the longer the duration of such adverse and uncertain economic conditions, the greater the risks NTIC faces in operating its business.

NTIC’s liquidity and financial position rely on the receipt of fees for services provided to its joint ventures and dividend distributions from its joint ventures. No assurance can be provided that NTIC will continue to receive such fees and dividend distributions in amounts NTIC historically has received or anticipates to receive.

NTIC conducts business, either directly or indirectly through several joint venture arrangements that operate in North America, Europe and Asia. Each of these joint ventures manufactures, markets and sells finished products in the geographic territory that it is assigned. NTIC’s receipt of funds as a result of sales by its joint ventures is dependent upon NTIC’s receipt of fees for services that NTIC provides to its joint ventures based primarily on the net sales of the individual joint ventures and NTIC’s receipt of dividend distributions from its joint ventures based on the profitability of its joint ventures. NTIC’s liquidity and financial position rely on NTIC’s receipt of fees for services that NTIC provides to its joint ventures and dividend distributions from its joint ventures. During fiscal 2015, NTIC recognized $5,715,491 in fees and $2,983,338 in dividend distributions from its joint ventures. Because NTIC owns 50% or less of each of its joint venture entities, NTIC does not control the decisions of these entities regarding whether to pay dividends and, if paid, how much they should be in any given year. Thus, NTIC cannot guarantee that any of its joint ventures will pay dividends in any given year. The failure of NTIC’s joint ventures to declare dividends or the failure of NTIC to receive fees for services provided to joint ventures in amounts typically expected by NTIC could adversely affect NTIC’s liquidity and financial position.

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

Out of NTIC’s joint ventures, NTIC’s joint venture in Germany is the most significant in terms of assets and income to NTIC. If sales of NTIC’s products and services by this joint venture were to decline significantly or if NTIC’s relationships with this joint venture were to deteriorate significantly, NTIC’s operating results likely would be adversely affected.

NTIC considers its joint venture in Germany, EXCOR, to be individually significant to NTIC’s consolidated assets and income; and therefore, provides certain additional information regarding this joint venture entity in the notes to NTIC’s consolidated financial statements and in certain sections of this report. Of the total equity in income from joint ventures of $5,936,565 during fiscal 2015, NTIC had equity in income from joint ventures of $4,091,608 attributable to EXCOR. Of the total fee income for services provided to joint ventures of $5,715,491 during fiscal 2015, fees of $873,400 were attributable to EXCOR. Accordingly, if sales of NTIC’s products and services by this joint venture were to decline significantly or if NTIC’s relationships with this joint venture or joint venture partner were to deteriorate significantly such that the joint venture is terminated or not motivated to sell NTIC’s products and services, NTIC’s operating results likely would be adversely affected.

In addition, pursuant to Rule 3-09 of Regulation S-X, NTIC intends to file an amendment to this report to include the audited financial statements and related notes of EXCOR.

NTIC’s international business, which is conducted primarily through its subsidiaries and joint ventures, requires management attention and financial resources and exposes NTIC to difficulties and risks presented by international economic, political, legal, accounting and business factors.

NTIC sells products and services directly, through its wholly-owned subsidiary, NTIC China, its majority-owned subsidiaries, Zerust Brazil and Natur-Tec India, and its majority-owned holding company subsidiary, NTI Asean, and indirectly via a network of joint ventures, independent distributors, manufacturer’s sales representatives and agents in over 60 countries, including countries in North America, South America, Europe, Asia and the Middle East. One of NTIC’s strategic objectives is the continued expansion of its international operations. The expansion of NTIC’s existing international operations and entry into additional international markets require management attention and financial resources.

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

Many of the countries in which NTIC sells its products directly or indirectly through NTIC China, Zerust Brazil, Natur-Tec India, NTI Asean, its joint ventures, distributors, representatives and agents are, to some degree, subject to political, economic and/or social instability. NTIC’s international operations expose NTIC and its joint venture partners, distributors, representatives and agents to risks inherent in operating in foreign jurisdictions. These risks include:

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

Because the functional currency of NTIC’s foreign operations is the applicable local currency, NTIC is exposed to foreign currency exchange rate risk arising from transactions in the normal course of business. NTIC’s principal exchange rate exposure is with the Euro, the Japanese yen, Indian Rupee, Chinese Renminbi, Korean won and the English pound against the U.S. dollar. NTIC’s fees for services provided to its joint ventures and dividend distributions from these foreign entities are paid in foreign currencies; and thus, fluctuations in foreign currency exchange rates could result in declines in NTIC’s earnings. Any changes in foreign currency exchange rates would be reflected as a foreign currency translation adjustment and would not change NTIC’s equity in income from joint ventures reflected in its consolidated statements of operations. NTIC does not hedge against its foreign currency exchange rate risk.

Economic uncertainty in developing markets could adversely affect our revenue and earnings.

NTIC conducts business, or is contemplating expansion, in developing markets with economies that tend to be more volatile than those in the United States and Western Europe. The risk of doing business in developing markets such as China, Brazil, India, Russia, the United Arab Emirates and other economically volatile areas could adversely affect NTIC’s operations and earnings. Such risks include the financial instability among customers in these regions, political instability, fraud or corruption and other non-economic factors such as irregular trade flows that need to be managed successfully with the help of the local governments. In addition, commercial laws in some developing countries can be vague, inconsistently administered and retroactively applied. If NTIC is deemed not to be in compliance with applicable laws in developing countries where NTIC conducts business, its prospects and business in those countries could be harmed, which could then have a material adverse impact on NTIC’s operating results and financial position. NTIC’s failure to successfully manage economic, political and other risks relating to doing business in developing countries and economically and politically volatile areas could adversely affect its business.

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

NTIC’s ZERUST® rust and corrosion inhibiting products and services generate a significant portion of NTIC’s net sales and the net sales of NTIC’s joint ventures. During fiscal 2015, 85.9% of NTIC’s consolidated net sales were derived from sales of ZERUST® rust and corrosion inhibiting products and services. While the net sales of NTIC’s joint ventures are not included in NTIC’s net sales on NTIC’s consolidated financial statements, NTIC’s receipt of fees for services that NTIC provides to its joint ventures and NTIC’s receipt of dividend distributions from its joint ventures is based primarily on the revenues and profitability of the joint ventures. Accordingly, if sales of these products and services were to decline due to increased competition, the introduction of a new disruptive technology or otherwise, NTIC’s operating results would be adversely affected.

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

In an effort to increase net sales, NTIC has expanded the marketing of its corrosion prevention solutions into the oil and gas industry and its Natur-Tec® resin compounds and finished products. The majority of NTIC’s research and development expense in fiscal 2015 was spent in connection with research and development activities related to these two strategic initiatives. NTIC expects to continue to invest additional research and development and marketing efforts and resources into these strategic initiatives. No assurance can be provided, however, that such strategic initiatives will be successful or that NTIC will be successful in obtaining additional revenue as a result of them. The introduction of new products into new markets takes significant resources and there can be no assurance that NTIC is dedicating a sufficient amount of resources to ensure the success of these strategic initiatives. The sale of NTIC’s ZERUST® rust and corrosion inhibiting products and services into the oil and gas industry, in particular, typically involves a long sales cycle, often including a one- to multi-year trial period with each customer and a slow integration process thereafter. This long sales cycle may cause NTIC’s management, stockholders and investors to lose faith in the business opportunities for NTIC’s ZERUST® rust and corrosion inhibiting products and services in the oil and gas industry.

The expansion of NTIC’s corrosion prevention solutions into the oil and gas industry and the continued launch of NTIC’s Natur-Tec® resin compounds and finished products may require additional capital in the future, which may not be available or may be available only on unfavorable terms. In addition, any equity financings may be dilutive to NTIC’s stockholders.

The expansion of NTIC’s corrosion prevention solutions into the oil and gas industry and the continued launch of NTIC’s Natur-Tec® resin compounds and finished products will continue to require significant resources during fiscal 2016 and beyond. To the extent that NTIC’s existing capital, including amounts available under its revolving line of credit, is insufficient to meet these requirements, NTIC may raise additional capital through financings or additional borrowings. Any equity or debt financing, if available at all, may be on terms that are not favorable to NTIC and any equity financings could result in dilution to NTIC’s stockholders.

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

NTIC may grow its business through additional joint ventures, alliances and acquisitions, which could be risky and harm its business.

One of NTIC’s growth strategies may be to expand its business by entering into additional joint ventures and alliances and acquiring businesses, technologies and products that complement or augment NTIC’s existing products. The benefits of a joint venture, alliance or acquisition may take more time than expected to develop, and NTIC cannot guarantee that any future joint ventures, alliances or acquisitions will in fact produce the intended benefits. In addition, joint ventures, alliances and acquisitions involve a number of risks, including:

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

The sale of ZERUST® rust and corrosion inhibiting products into the oil and gas industry is somewhat seasonal and dependent upon oil prices.

During fiscal 2015, NTIC experienced seasonality with respect to the sale of its ZERUST® rust and corrosion inhibiting products into the oil and gas industry, with sales during parts of the second and third fiscal quarters being adversely affected by winter in the United States. In addition, although not anticipated, the sale of NTIC’s ZERUST® rust and corrosion inhibiting products into the oil and gas industry were hampered by low global crude oil prices, which NTIC believes constrained capital improvement budgets of its existing and prospective customers.

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

The manufacture, sale and use of NTIC’s Natur-Tec® bio-plastic resin compounds are subject to regulation by the U.S. FDA. The FDA’s regulations are concerned with substances used indirectly in food packaging materials, not with specific finished food packaging products. Thus, food and beverage containers are in compliance with FDA regulations if the components used in the food and beverage containers: (i) are approved by the FDA as indirect food additives for their intended uses and comply with the applicable FDA indirect food additive regulations; or (ii) are generally recognized as safe for their intended uses and are of suitable purity for those intended uses. NTIC believes that its Natur-Tec® resin compounds are in compliance with all FDA requirements. However, failure to comply with FDA regulations could subject NTIC to administrative, civil or criminal penalties.

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

As a result of NTIC’s status as an “accelerated filer” under SEC rules, NTIC is subject to additional SEC disclosure and other rules and regulations, which will cause NTIC to incur additional costs to comply with such rules and regulations and the non-compliance of which may have an adverse effect on NTIC’s operating results.

Beginning in fiscal 2015, NTIC became an “accelerated filer” under SEC rules and, as a result, is subject to additional SEC disclosure and other rules and regulations, such as additional financial statement requirements with respect to its joint ventures, the requirement of its independent registered public accounting firm to attest to NTIC’s management’s report on the effectiveness of NTIC’s internal control over financial reporting and the requirement of NTIC to comply with certain additional disclosures rules and regulations, including the requirement to include additional executive compensation disclosures in its proxy statement in connection with its annual meeting of stockholders. NTIC’s compliance with such additional rules and regulations may result in additional expense, which may adversely affect its operating results.

NTIC is exposed to risks relating to its evaluation of its internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Sarbanes-Oxley Act of 2002 and related and other regulations implemented by the SEC and the NASDAQ Stock Market, are challenging for small publicly-held companies, including NTIC. NTIC’s efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, significant general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, NTIC’s efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding NTIC’s assessment of its internal control over financial reporting have required and will continue to require the expenditure of significant financial and managerial resources, especially in light of NTIC’s new status as an “accelerated filer” under SEC rules. Although NTIC’s management has concluded that NTIC’s internal control over financial reporting was effective as of August 31, 2015 and NTIC’s independent registered public accounting firm agreed, no assurance can be provided that NTIC’s management or independent registered public accounting firm will reach a similar conclusion as of any later date. NTIC’s failure to maintain effective internal control over financial reporting may have an adverse effect on its stock price.

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

The number of shares of NTIC’s common stock being traded on a daily basis is often very low and on some trading days, there is no trading volume at all. During fiscal 2015, the daily trading volume ranged from zero shares to 80,300 shares. Any NTIC stockholder wishing to sell his, her or its stock may cause a significant fluctuation in the trading price of NTIC’s common stock. In addition, low trading volume of a stock increases the possibility that, despite rules against such activity, the price of the stock may be manipulated by persons acting in their own self-interest. NTIC may not have adequate market makers and market making activity to prevent manipulation in its common stock.

The price and trading volume of NTIC’s common stock has been, and may continue to be, volatile.

The market price and trading volume of NTIC’s common stock price historically has fluctuated over a wide range. During fiscal 2015, the sale price of NTIC’s common stock ranged from a low of $14.98 per share to a high of $24.85 per share, and the daily trading volume ranged from zero shares to 80,300 shares. It is likely that the price and trading volume of NTIC’s common stock will continue to fluctuate in the future. The securities of small capitalization companies, including NTIC, from time to time experience significant price and volume fluctuations, often unrelated to the operating performance of these companies. Securities class action litigation is sometimes brought against a company following periods of volatility in the market price of its securities or for other reasons. NTIC may become the target of similar litigation, especially if we fail to meet our annual projected financial guidance or lower our annual projected financial guidance. Securities litigation, whether with or without merit, could result in substantial costs and divert management’s attention and resources, which could harm NTIC’s business, financial condition, and operating results, as well as the market price of its common stock.

A large percentage of NTIC’s outstanding common stock is held by insiders, and, as a result, the trading market for NTIC’s common stock is not as liquid as the stock of other public companies.

As of November 10, 2015, NTIC had 4,538,317 shares of common stock outstanding, of which 19.2% of these outstanding shares were beneficially owned by directors, executive officers, principal stockholders and their respective affiliates. The stock of companies with a substantial amount of stock held by insiders is usually not as liquid as the stock of other public companies where insider ownership is not as concentrated. Thus, the trading market for shares of NTIC’s common stock may not be as liquid as the stock of other public companies.

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

As of November 10, 2015, Inter Alia Holding Company, or Inter Alia, beneficially owned approximately 13.3% of NTIC’s outstanding common stock. Inter Alia is an entity partially owned by G. Patrick Lynch, NTIC’s President and Chief Executive Officer and a director, as well as three other members of the Lynch family. Mr. Lynch shares voting and dispositive power of shares of NTIC’s common stock held by Inter Alia with the other owners. As a result of his share ownership through Inter Alia and his position as President and Chief Executive Officer and a director of NTIC, Mr. Lynch may be able to influence the affairs and actions of NTIC, including matters requiring stockholder approval, such as the election of directors and approval of significant corporate transactions. The interests of Mr. Lynch and Inter Alia may differ from the interests of NTIC’s other stockholders. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of NTIC, could deprive NTIC’s stockholders of an opportunity to receive a premium for their common stock as part of a sale or merger of NTIC and may negatively affect the market price of NTIC’s common stock. Transactions that could be affected by this concentration of ownership include proxy contests, tender offers, mergers or other purchases of common stock that could give stockholders the opportunity to realize a premium over the then-prevailing market price for shares of NTIC’s common stock.

Future equity issuances by NTIC may have dilutive and other effects on NTIC’s existing stockholders.

As of November 10, 2015, there were 4,538,317 shares of NTIC’s common stock outstanding, and in addition, security holders held options, which, if vested and exercised, would obligate NTIC to issue up to 295,181 additional shares of common stock. It is expected that such shares, when NTIC issues them upon exercise, will be available for immediate resale in the public market. The market price of NTIC’s common stock could fall as a result of sales of these shares of common stock due to the increased number of shares available for sale in the market. Any issuances by NTIC of equity securities may be at or below the prevailing market price of NTIC’s common stock and may have a dilutive impact on NTIC’s existing stockholders. These issuances or other dilutive issuances also would cause NTIC’s net income per share, if any, to decrease in future periods. As a result, the market price of NTIC’s common stock could decrease.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

NTIC’s principal executive offices, production facilities and domestic research and development operations are located at 4201 Woodland Road, Circle Pines, Minnesota 55014. NTIC owns this real estate and building, which is no longer subject to any mortgage.

NTIC leased approximately 17,000 square feet of office, manufacturing, laboratory and warehouse space located in Beachwood, Ohio. NTIC had a number of research and development personnel at this location. This lease expired on December 31, 2014. At that time, such personnel then moved to a new facility that was purchased in July 2014. NTIC purchased certain real property and a building in Beachwood, Ohio, for the purchase price of $1,100,000 in cash. This purchase was completed on August 20, 2014. NTIC owns this real estate and building, which is not subject to any mortgage.

Additionally, NTIC has contract warehousing agreements in place in California and Indiana to hold and release stock products to customers.

NTIC’s management considers NTIC’s current properties suitable and adequate for its current and foreseeable needs.

Item 3. LEGAL PROCEEDINGS

On March 23, 2015, NTIC and NTI Asean LLC, a majority-owned subsidiary of NTIC, filed a lawsuit in Tianjin No 1 Intermediate People’s Court against two individuals, Meng Tao and Xu Hui, related to breaches of duties and contractual commitments owed to NTI Asean under certain agreements related to NTIC’s former joint venture in China, Tianjin Zerust Anti-Corrosion Technologies Ltd. The lawsuit alleges, among other things, that Mr. Meng Tao and Xu Hui have engaged in self-dealing, usurped business opportunities, and received economic benefits that were required to go to Tianjin Zerust. At this point it is too early in the lawsuit to reasonably estimate the amount of any recovery to NTI Asean.

On April 21, 2015, NTIC and NTI Asean initiated a lawsuit in the District Court for the Second Judicial District, County of Ramsey, State of Minnesota against Cortec Corporation alleging, among other things, that Cortec Corporation aided and abetted breaches of duties and contractual commitments owed to NTIC and NTI Asean related to NTIC’s joint venture in China, Tianjin Zerust.

From time to time, NTIC is subject to various other claims and legal actions in the ordinary course of its business. NTIC is not currently involved in any legal proceeding in which NTIC believes that there is a reasonable possibility of a material loss.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

The two individuals named below have been designated by NTIC’s Board of Directors as “executive officers” of NTIC. Their ages and the offices held, as of November 10, 2015, are as follows:

Name	Age	Position with NTIC
G. Patrick Lynch	48	President and Chief Executive Officer

Matthew C. Wolsfeld	41	Chief Financial Officer and Corporate Secretary

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

Other corporate officers of NTIC, their ages and the offices held, as of November 10, 2015, are as follows:

Name	Age	Position with NTIC

Vineet R. Dalal	45	Vice President and Director – Global Market Development – Natur-Tec®

Gautam Ramdas	42	Vice President and Director – Global Market Development – Oil & Gas

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

Market Information

NTIC’s common stock is listed for trading on the NASDAQ Global Market under the symbol “NTIC.” The following table sets forth the high and low daily sales prices for NTIC’s common stock, as reported by the NASDAQ Global Market, for the fiscal quarter indicated:

	High	Low
Fiscal 2015
Fourth Quarter	$18.48	$14.98
Third Quarter	21.40	16.45
Second Quarter	24.85	19.00
First Quarter	23.89	17.75
Fiscal 2014
Fourth Quarter	$22.20	$16.30
Third Quarter	22.95	19.87
Second Quarter	23.83	17.17
First Quarter	19.00	14.55

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

Number of Record Holders

As of August 31, 2015, there were 183 record holders of NTIC’s common stock. This does not include shares held in “street name” or beneficially owned.

Recent Sales of Unregistered Equity Securities

NTIC did not sell any shares of its common stock or any other equity securities of NTIC that were not registered under the Securities Act of 1933, as amended, during the fourth quarter of fiscal 2015.

Issuer Purchases of Equity Securities

The following table shows NTIC’s fourth quarter of fiscal 2015 stock repurchase activity.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
June 1, 2015 through June 30, 2015	0	N/A	0	(1)
July 1, 2015 through July 31, 2015	0	N/A	0	(1)
August 1, 2015 through August 31, 2015	1,587	$15.34	1,587	(1)(2)
Total	1,587	$15.34	1,587	(1)(2)

(1)	On January 15, 2015, NTIC’s Board of Directors authorized the repurchase of up to $3,000,000 in shares of NTIC common stock through open market purchases or unsolicited or solicited privately negotiated transactions. This program has no expiration date but may be terminated by NTIC’s Board of Directors at any time.

(2)	As of August 31, 2015, up to $2,975,654 in shares of NTIC common stock remained available for repurchase under NTIC’s stock repurchase program.

NTIC Common Stock Comparative Performance Graph

The information contained in this section shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that NTIC specifically requests that it be treated as soliciting material or incorporate it by reference into a document filed under the Securities Act or the Exchange Act.

The following graph and table depict the cumulative total shareholder return (assuming reinvestment of dividends) on $100 invested in each of NTIC common stock, Russell Microcap Index and Wilshire Microcap index for the five-year period from August 31, 2010 through August 31, 2015.

Item 6. SELECTED FINANCIAL DATA

The following tables set forth certain of NTIC’s selected consolidated financial data as of the dates and for the years indicated. The selected consolidated financial data was derived from NTIC’s consolidated financial statements. The audited consolidated financial statements as of August 31, 2015 and 2014 and for the fiscal years ended August 31, 2015, 2014 and 2013 are included elsewhere in this report. The audited consolidated financial statements as of August 31, 2013, 2012 and 2011 and for the fiscal years ended August 31, 2012 and 2011 are not included in this report. Historical results are not necessarily indicative of the results to be expected for any future period.

	Fiscal Year Ended August 31,
	2015	2014	2013	2012	2011
Statements of Operations Data:
Net sales, excluding joint ventures	$27,491,392	$23,601,514	$19,724,205	$20,227,719	$16,594,004
Net sales, to joint ventures	2,831,301	3,224,594	2,777,659	2,553,934	2,932,523
Total net sales	30,322,693	26,826,108	22,501,864	22,781,653	19,526,527
Cost of goods sold	20,555,932	17,803,153	15,473,212	14,528,785	12,768,640
Gross profit	9,766,761	9,022,955	7,028,652	8,252,868	6,757,887
Equity in income from joint ventures	5,936,565	5,920,603	5,237,711	5,519,795	5,536,243
Fees for services provided to joint ventures	5,715,491	8,142,863	7,352,980	4,622,912	6,129,979
Total joint venture operations	11,652,056	14,063,466	12,590,691	10,142,707	11,666,222
Selling expenses	5,820,748	5,221,738	4,845,676	4,585,901	4,090,704
General and administrative expenses	6,531,576	5,393,531	4,605,979	4,309,410	4,343,283
Expenses incurred in support of joint ventures	1,867,570	1,408,014	1,387,197	1,054,914	1,000,576
Research and development expenses	4,047,279	4,368,752	3,815,515	3,875,581	4,364,109
Total operating expenses	18,267,173	16,392,035	14,654,367	13,825,806	13,798,672
Operating income	3,151,644	6,694,386	4,964,976	4,569,769	4,625,437
Interest income	34,835	11,617	34,614	54,652	108,692
Interest expense	(20,960)	(47,322)	(52,215)	(29,388)	(59,541)
Other income	515	4,393	670,126	21,613	27,300
Income before income taxes	3,166,034	6,663,074	5,617,501	4,616,646	4,701,888
Income tax expense (benefit)	648,674	1,124,662	864,000	1,041,000	706,000
Net income	2,517,360	5,538,412	4,753,501	3,575,646	3,995,888
Net income attributable to non-controlling interests	727,789	1,432,040	1,386,607	127,450	95,768
Net income attributable to NTIC	$1,789,571	$4,106,372	$3,366,894	$3,448,196	$3,900,120
Net income attributable to NTIC per common share:
Basic	$0.40	$0.92	$0.76	$0.79	$0.90
Diluted	$0.38	$0.90	$0.75	$0.78	$0.89
Weighted-average common shares assumed outstanding:
Basic	4,521,788	4,454,836	4,421,636	4,391,424	4,325,863
Diluted	4,649,060	4,579,498	4,475,895	4,451,594	4,404,100
Balance Sheet Data:
Cash and cash equivalents	$2,623,981	$2,477,017	$4,314,258	$4,137,547	$3,266,362
Available for sale securities	2,027,441	5,519,766	—	—	—
Total current assets	19,275,612	22,319,966	16,932,505	14,059,726	13,490,514
Total assets	51,565,648	54,057,775	49,053,949	41,877,627	40,039,742
Total current liabilities	3,671,841	4,466,655	3,662,053	3,999,645	4,404,766
Note payable, net of current portion	—	—	857,295	933,413	1,009,533
Non-controlling interests	3,019,702	3,837,257	3,800,929	187,913	91,795
Total stockholders’ equity	44,874,105	45,753,863	40,733,672	36,756,656	34,533,648
Total equity	47,893,807	49,591,120	44,534,601	36,944,569	34,625,443
Other Financial Data:
Net cash used in operating activities	$(755,545)	$7,422,912	$1,910,702	$2,671,851	$1,702,214
Net cash (used in) provided by investing activities	1,901,224	7,457,380	1,752,842	(1,709,077)	(653,522)
Net cash (used in) provided by financing activities	(874,652)	(1,814,418)	(1,563,867)	13,822	408,719
Effect of exchange rate changes on cash and cash equivalents	(124,064)	11,646	(39,574)	(105,411)	32,789

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

This Management’s Discussion and Analysis is organized in the following major sections:

•	Business Overview. This section provides a brief overview description of NTIC’s business, focusing in particular on developments during the most recent fiscal year.

•	NTIC’s Joint Venture Network. This section provides a brief overview of NTIC’s joint venture network, the joint ventures which are considered individually significant to NTIC’s consolidated assets and income and how NTIC’s joint ventures are accounted for by NTIC.

•	Financial Overview. This section provides a brief summary of NTIC’s financial results and financial condition for fiscal 2015.

•	Sales and Expense Components. This section provides a brief description of the significant line items in NTIC’s consolidated statements of operations.

•	Results of Operations. This section provides an analysis of the significant line items in NTIC’s consolidated statements of operations.

•	Liquidity and Capital Resources. This section provides an analysis of NTIC’s liquidity and cash flows and a discussion of NTIC’s financial condition and financial commitments.

•	Off-Balance Sheet Arrangements. This section describes NTIC’s material off-balance sheet arrangements.

•	Inflation and Seasonality. This section describes the effects of inflation and seasonality, if any, on NTIC’s business and operating results.

•	Market Risk. This section describes material market risks to which NTIC is subject.

•	Related Party Transactions. This section describes any material related party transactions to which NTIC is a party.

•	Critical Accounting Policies and Estimates. This section discusses NTIC’s critical accounting policies and estimates which require NTIC to exercise subjective or complex judgments in their application. All of NTIC’s significant accounting policies, including its critical accounting estimates, are summarized in Note 1 to NTIC’s consolidated financial statements.

•	Recent Accounting Pronouncements. This section discusses recently issued accounting pronouncements that have had or may affect NTIC’s results of operations and financial condition and references Note 2 to NTIC’s consolidated financial statements, which summarizes such pronouncements.

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

NTIC’s ZERUST® rust and corrosion inhibiting products include plastic and paper packaging, liquids and coatings, rust removers and cleaners, diffusers and engineered solutions designed specifically for the oil and gas industry. NTIC also offers worldwide on-site technical consulting for rust and corrosion prevention issues. NTIC’s technical service consultants work directly with the end users of NTIC’s ZERUST® rust and corrosion inhibiting products to analyze their specific needs and develop systems to meet their technical requirements. In North America, NTIC sells its ZERUST® corrosion prevention solutions through a direct sales force as well as a network of independent distributors and agents. Internationally, NTIC sells its ZERUST® corrosion prevention solutions through its wholly-owned subsidiary in China, NTIC (Shanghai) Co., Ltd. (NTIC China), its majority-owned subsidiary in Brazil, Zerust Prevenção de Corrosão S.A. (Zerust Brazil), its majority-owned joint venture holding company for NTIC’s joint venture investments in the Association of Southeast Asian Nations (ASEAN) region, and joint venture arrangements in North America, Europe and Asia.

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

Natur-Tec® biobased and compostable plastics are manufactured using NTIC’s patented and/or proprietary technologies and are intended to replace conventional petroleum-based plastics. The Natur-Tec® biopolymer resin compound portfolio includes formulations that have been optimized for a variety of applications including blown-film extrusion, extrusion coating, injection molding, and engineered plastics. These resins are fully biodegradable in a composting environment and are currently being used to produce finished products including shopping and grocery bags, lawn and leaf bags, can liners, pet waste collection bags, cutlery, packaging foam and coated paper products. In North America, NTIC markets its Natur-Tec® resins and finished products primarily through a network of regional and national distributors as well as independent agents. NTIC continues to see significant opportunities for finished bioplastic products and, therefore, continues to strengthen and expand its North American distribution network for finished Natur-Tec® bioplastic products. Internationally, NTIC sells its Natur-Tec® resins and finished products both directly and through its majority-owned subsidiary in India, Natur-Tec India Private Limited (Natur-Tec India), and through certain joint ventures. In November 2014, NTIC entered into an agreement with NatureWorks LLC for joint marketing and sales of Ingeo® based packaging solutions to customers in India. With recent Indian government mandates banning use of non-biodegradable plastics in certain types of food and consumer packaging, NTIC expects the market in India for bioplastic packaging solutions to grow substantially.

Termination of Chinese Joint Venture

On January 2, 2015, NTIC announced that, effective as of December 31, 2014, it is selling its ZERUST® products and services in China through a wholly-owned subsidiary, NTIC (Shanghai) Co., Ltd. (NTIC China), and has terminated its joint venture agreements with Tianjin-Zerust Anticorrosion Co., Ltd. (Tianjin Zerust).  NTIC and NTI Asean have filed a lawsuit against Mr. Tao Meng, a Chinese national and the former joint venture entity’s other shareholder, and his spouse in the Chinese court of Tianjin, seeking, among other things, an orderly liquidation of Tianjin Zerust.

NTIC indirectly has a 30% ownership interest in Tianjin Zerust through its 60% owned holding company subsidiary, NTI Asean LLC.  Commencing during the second quarter of fiscal 2015, NTIC’s consolidated financial statements include the financial results of NTIC China.  NTIC anticipates that NTIC’s net sales, costs of goods sold and operating expenses will increase and its equity in income from joint ventures and fee income for services provided to its joint ventures will decrease in future periods compared to the comparable prior fiscal year periods as NTIC started recognizing Tianjin Zerust based on its carrying value instead of the equity method and will continue to do so until Tianjin Zerust is fully liquidated.

NTIC anticipates that it may take several quarters to transition many of the previous customers of Tianjin Zerust to NTIC China and no assurance can be provided that NTIC China will be able to achieve the net sales and income levels previously achieved by Tianjin Zerust.   For fiscal 2014, Tianjin Zerust had net sales of $15.9 million and net income of $1.3 million.  The operating income of the joint venture before paying royalties in an aggregate amount of $4.2 million to all shareholders was over $5.5 million; NTIC’s indirect ownership of Tianjin Zerust is 30%.

During fiscal 2015, NTIC incurred approximately $1,640,000 in start-up expenses related either directly or indirectly to the establishment of NTIC China, the termination of the joint venture agreements with Tianjin Zerust and its pending litigation against Mr. Tao Meng and his spouse, and the anticipated liquidation of Tianjin Zerust and against Cortec Corporation. These expenses are recorded as selling, general and administrative expenses and expenses incurred in support of joint ventures on the consolidated statements of operations.

NTIC expects that its operating results may be volatile over the next few quarters as a result of NTIC’s Chinese operations.

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

The results of Zerust Brazil, NTI Asean and Natur-Tec India, and as of December 31, 2014, NTIC China, are fully consolidated in NTIC’s consolidated financial statements. NTIC holds 85% of the equity and 85% of the voting rights of Zerust Brazil. NTIC holds 60% of the equity and 60% of the voting rights of NTI Asean. NTI Asean holds investments in eight entities that operate in the following eight territories located in the ASEAN region: China (although liquidation was initiated December 31, 2014), Indonesia, South Korea, Malaysia, Philippines, Singapore, Taiwan and Thailand. NTIC holds 90% of the equity and 90% of the voting rights of Natur-Tec India. NTIC China is a wholly-owned subsidiary of NTIC.

NTIC considers EXCOR and its former joint venture in China, Tianjin Zerust, to be individually significant to NTIC’s consolidated assets and income; and therefore, provides certain additional information regarding EXCOR and Tianjin Zerust in the notes to NTIC’s consolidated financial statements and in this section of this report.

For fiscal 2015, 2014 and 2013, EXCOR met the conditions of a significant subsidiary of NTIC under Rule 1-02(w) of Regulation S-X. Pursuant to Rue 3-09 of Regulation S-X, NTIC intends to file an amendment to this report containing separate audited financial statements for EXCOR.

Financial Overview

NTIC’s management, including its chief executive officer who is NTIC’s chief operating decision maker, reports and manages NTIC’s operations in two reportable business segments based on products sold, customer base and distribution center: ZERUST® products and services and Natur-Tec® products.

NTIC’s consolidated net sales increased 13.0% during fiscal 2015 compared to fiscal 2014. This increase was primarily a result of increased demand for ZERUST® rust and corrosion inhibiting packaging products and services and Natur-Tec® products and, to some extent, sales at NTIC China, which subsidiary did not exist during fiscal 2014. During fiscal 2015, 85.9% of NTIC’s consolidated net sales were derived from sales of ZERUST® products and services, which increased 9.2% to $26,042,909 during fiscal 2015 compared to $23,845,288 during fiscal 2014. This increase was due to increased demand from both new and existing customers for new and existing products. NTIC has focused its sales efforts of ZERUST® products and services by strategically targeting customers with specific corrosion issues in new market areas, including the oil and gas industry and other industrial sectors that offer sizable growth opportunities. NTIC’s consolidated net sales for fiscal 2015 included $1,886,814 of sales made to customers in the oil and gas industry compared to $1,702,130 for fiscal 2014. Overall demand for ZERUST® products and services depends heavily on the overall health of the markets in which NTIC sells its products, including the automotive market in particular.

During fiscal 2015, 14.1% of NTIC’s consolidated net sales were derived from sales of Natur-Tec® products compared to 11.1% during fiscal 2014. Net sales of Natur-Tec® products increased 43.6% to $4,279,785 during fiscal 2015 compared to fiscal 2014 primarily due to finished product sales in North America and finished product sales at NTIC’s majority-owned subsidiary in India, Natur-Tec India Private Limited (Natur-Tec India).

Cost of goods sold as a percentage of net sales increased to 67.8% during fiscal 2015 compared to 66.4% during fiscal 2014 primarily as a result of increased sales during fiscal 2015 of Natur-Tec® products, which carry lower margins than ZERUST® products.

NTIC’s equity in income from joint ventures increased 0.3% to $5,936,565 during fiscal 2015 compared to $5,920,603 during fiscal 2014. This increase was primarily due to increases in profitability at the joint ventures, partially offset by decreases associated with the anticipated liquidation of Tianjin Zerust and adverse effects of foreign currency exchange rate fluctuations, including in particular the Euro compared to the U.S. dollar. NTIC recognized a 29.8% decrease in fees for services provided to joint ventures during fiscal 2015 compared to fiscal 2014 primarily due to the anticipated liquidation of Tianjin Zerust. Fees for services provided to Tianjin Zerust decreased $1,623,938 to $494,080 during fiscal 2015 compared to $2,118,018 during fiscal 2014. Additionally, there was a decrease in sales at the joint ventures, which were $99,026,251 during fiscal 2015, compared to $118,848,890 during fiscal 2014. This decrease resulted in a corresponding decrease in fees for services provided to joint ventures as such fees are a function of net sales of NTIC’s joint ventures. Net sales of NTIC’s joint ventures decreased also as a result of a significant weakening of the Euro compared to the U.S. dollar and, to a lesser extent, the sale in November 2013 of NTIC’s ownership interest in Mütec GmbH.

NTIC’s total operating expenses increased 11.4% to $18,267,173 during fiscal 2015 compared to $16,392,035 in fiscal 2014. This increase was primarily due to $1,642,258 in expenses related to the formation and establishment of NTIC China and the anticipated liquidation of Tianjin Zerust. Such expenses consisted primarily of legal and personnel expenses associated with the establishment of the subsidiary, the hiring of new personnel and initial operations.

NTIC expenses all costs related to product research and development as incurred. NTIC incurred $4,047,279 of research and development expense during fiscal 2015 compared to $4,368,752 during fiscal 2014. These represent net amounts after being reduced by reimbursements related to certain research and development contracts. Such reimbursements totaled $0 and $45,788 for fiscal 2015 and 2014, respectively. NTIC anticipates that it will spend between $4,000,000 and $4,400,000 in total during fiscal 2016 on research and development activities related to its new technologies. This estimate is a net range after being reduced by anticipated reimbursements related to certain research and development contracts.

Net income attributable to NTIC decreased 56.4%, to $1,789,571, or $0.39 per diluted common share, for fiscal 2015 compared to $4,106,372, or $0.90 per diluted common share, for fiscal 2014. This decrease was primarily the result of the decrease in income from NTIC’s joint venture operations as a result of the anticipated liquidation of Tianjin Zerust and the establishment of NTIC China.

NTIC anticipates that its quarterly net income or loss will continue to remain subject to significant volatility primarily due to the financial performance of its subsidiaries and joint ventures and sales of its ZERUST® products and services into the oil and gas industry and Natur-Tec® bioplastics products, which sales fluctuate more on a quarterly basis than the traditional ZERUST® business. NTIC also anticipates that its operating results during the next few quarters will remain volatile as a result of the changes in its Chinese operations.

NTIC’s working capital was $15,603,771 at August 31, 2015, including $2,623,981 in cash and cash equivalents and $2,027,441 in available for sale securities, compared to $17,853,311 at August 31, 2014, including $2,477,017 in cash and cash equivalents and $5,519,766 in available for sale securities.

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

Results of Operations

Fiscal Year 2015 Compared to Fiscal Year 2014

The following table sets forth NTIC’s results of operations for fiscal 2015 and fiscal 2014.

	Fiscal 2015	% of Net Sales	Fiscal 2014	% of Net Sales	$ Change	% Change
Net sales, excluding joint ventures	$27,491,392	90.7%	$23,601,514	88.0%	$3,889,878	16.5%
Net sales, to joint ventures	2,831,301	9.3%	3,224,594	12.0%	(393,293)	(12.2%)
Cost of goods sold	20,555,932	67.8%	17,803,153	66.4%	2,752,779	15.5%
Equity in income from joint ventures	5,936,565	19.6%	5,920,603	22.1%	15,962	.3%
Fees for services provided to joint ventures	5,715,491	18.8%	8,142,863	30.4%	(2,427,372)	(29.8%)
Selling expenses	5,820,748	19.2%	5,221,738	19.5%	599,010	11.5%
General and administrative expenses	6,531,576	21.5%	5,393,531	20.1%	1,138,045	21.1%
Expenses incurred in support of joint ventures	1,867,570	6.2%	1,408,014	5.2%	459,556	32.6%
Research and development expenses	4,047,279	13.3%	4,368,752	16.3%	(321,473)	(7.4%)

Net Sales. NTIC’s consolidated net sales increased 13.0% to $30,322,693 during fiscal 2015 compared to $26,826,108 during fiscal 2014. NTIC’s consolidated net sales to unaffiliated customers excluding NTIC’s joint ventures increased 16.5% to $27,491,392 during fiscal 2015 compared to $23,601,514 during fiscal 2014. These increases were primarily a result of increased demand and sales of ZERUST® rust and corrosion inhibiting packaging products and services and Natur-Tec® products. Net sales to joint ventures decreased 12.2% to $2,831,301 in fiscal 2015 compared to fiscal 2014. This decrease was due primarily to the decrease in sales of the joint ventures.

The following table sets forth NTIC’s net sales by product segment for fiscal 2015 and fiscal 2014:

	Fiscal 2015	Fiscal 2014	$ Change	% Change
ZERUST® net sales	$26,042,909	$23,845,288	$2,197,621	9.2%
Natur-Tec® net sales	4,279,784	2,980,820	1,298,965	43.6%
Total net sales	$30,322,693	$26,826,108	$3,496,586	13.0%

During fiscal 2015, 85.9% of NTIC’s consolidated net sales were derived from sales of ZERUST® products and services, which increased 9.2% to $26,042,909 compared to $23,845,288 during fiscal 2014. This increase was due to increased demand from existing customers and the addition of new customers. NTIC has strategically focused its sales efforts for ZERUST® products and services on customers with sizeable corrosion problems in industry sectors that offer sizable growth opportunities, including the oil and gas sector. The following table sets forth NTIC’s net sales of ZERUST® products for fiscal 2015 and 2014:

	Fiscal 2015	Fiscal 2014	$ Change	% Change
ZERUST® industrial net sales	$21,324,793	$18,918,563	$2,406,230	12.7%
ZERUST® joint venture net sales	2,831,302	3,224,594	(393,292)	(12.2%)
ZERUST® oil & gas net sales	1,886,814	1,702,131	184,683	10.9%
Total ZERUST® net sales	$26,042,909	$23,845,288	$2,197,621	9.2%

NTIC anticipates that its sales of ZERUST® products and services into the oil and gas industry will continue to remain subject to significant volatility from quarter to quarter as sales are recognized.

During fiscal 2015, 14.1% of NTIC’s consolidated net sales were derived from sales of Natur-Tec® products, compared to 11.1% during fiscal 2014. Sales of Natur-Tec® products increased 43.6% to $4,279,784 during fiscal 2015 compared to $2,980,820 during fiscal 2014. This increase was due primarily to finished product sales in North America and finished product sales through Natur-Tec India. Demand for Natur-Tec® products around the world depends primarily on market acceptance and the reach of NTIC’s distribution network. Because of the typical size of individual orders and overall size of NTIC’s net sales derived from sales of Natur-Tec® products, the timing of one or more orders can materially affect NTIC’s quarterly sales of Natur-Tec® products and the comparisons to prior fiscal year quarters.

Cost of Goods Sold. Cost of goods sold increased 15.5% in fiscal 2015 compared to fiscal 2014 primarily as a result of the increase in net sales as described above. Cost of goods sold as a percentage of net sales increased to 67.8% during fiscal 2015 compared to 66.4% during fiscal 2014 primarily as a result of increased sales during fiscal 2015 of Natur-Tec® products, which carry lower margins than other traditional ZERUST® products. NTIC anticipates that due to the change in its China operations, NTIC’s costs of goods sold will increase in future periods compared to the prior fiscal year periods.

Equity in Income from Joint Ventures. NTIC’s equity in income from joint ventures increased 0.3% to $5,936,565 compared to equity in income from joint ventures of $5,920,603 during fiscal 2014. This increase was primarily a result of increases in profitability at the joint ventures, partially offset by a decrease in profitability associated with the anticipated liquidation of Tianjin Zerust and adverse effects of foreign exchange rate fluctuations, including in particular the Euro compared to the U.S. dollar. Of the total equity in income from joint ventures, NTIC had equity in income from joint ventures of $4,091,608 attributable to EXCOR during fiscal 2015 compared to $3,950,915 attributable to EXCOR during fiscal 2014. Of the total equity in income of joint ventures, NTIC had equity in income of joint ventures of $132,824 attributable to Tianjin Zerust during fiscal 2015 compared to $626,763 attributable to Tianjin Zerust during fiscal 2014. NTIC had equity in income of all other joint ventures of $1,712,133 during fiscal 2015 compared to $1,342,925 during fiscal 2014. NTIC expects its equity in income of joint ventures to be lower in future periods compared to prior fiscal year periods as a result of the anticipated liquidation of Tianjin Zerust.

Fees for Services Provided to Joint Ventures. NTIC recognized fee income for services provided to joint ventures of $5,715,491 during fiscal 2015 compared to $8,142,863 during fiscal 2014, representing a decrease of 29.8%. This decrease was primarily a result of the anticipated liquidation of Tianjin Zerust as fees for services provided to joint ventures from Tianjin Zerust decreased $1,623,938 to $494,080 during fiscal 2015 compared to $2,118,018 during fiscal 2014. Additionally, the decrease in fees for services provided to joint ventures was a result of a decrease in total sales at all joint ventures, which were $99,026,251 during fiscal 2015 compared to $118,848,890 during fiscal 2014, a decrease of 16.7%. Net sales of NTIC’s joint ventures decreased due to the anticipated liquidation of Tianjin Zerust, a significant weakening of the Euro compared to the U.S. dollar and, to a lesser extent, the sale of NTIC’s ownership interest in Mütec GmbH. Sales of NTIC’s joint ventures are not included in NTIC’s product sales and are not combined with NTIC’s sales in NTIC’s consolidated financial statements or in any description of NTIC’s sales.

Of the total fee income for services provided to its joint ventures, fees of $873,400 were attributable to EXCOR during fiscal 2015 compared to $1,032,234 attributable to EXCOR during fiscal 2014. The decrease in fee income for services provided to joint ventures attributable to EXCOR was primarily the result of foreign currency exchange rate fluctuations. Of the total fee income for services provided to its joint ventures, fees of $494,080 were attributable to Tianjin Zerust during fiscal 2015 compared to $2,118,018 during fiscal 2014. NTIC received fee income for services provided to all of its other joint ventures of $4,348,010 during fiscal 2015 compared to $4,992,611 during fiscal 2014. NTIC anticipates that due to the consolidation of NTIC China, NTIC’s fee income for services provided to its joint ventures will decrease in future periods compared to the prior fiscal year periods.

Selling Expenses. NTIC’s selling expenses increased 11.5% in fiscal 2015 compared to fiscal 2014 due to increases in compensation and employee benefits, lab testing related expenses, commission expenses, travel and related expenses, and consulting expenses. Selling expenses as a percentage of net sales decreased to 19.2% in fiscal 2015 compared to 19.5% in fiscal 2014 primarily due to the increase in net sales as well as certain personnel expenses, partially offset by the increase in selling expenses, as previously described.

General and Administrative Expenses. NTIC’s general and administrative expenses increased by 21.1% in fiscal 2015 compared to fiscal 2014 due primarily to expenses incurred to establish and operate NTIC China. As a percentage of net sales, general and administrative expenses increased to 21.5% for fiscal 2015 from 20.1% in fiscal 2014 due primarily to the increase in general and administrative expenses, as previously described, partially offset by the increase in net sales.

Expenses Incurred in Support of Joint Ventures. Expenses incurred in support of NTIC’s joint ventures were $1,867,570 during fiscal 2015 compared to $1,408,014 during fiscal 2014, representing an increase of 32.6%. This increase was due primarily to expenses related to the change in NTIC’s Chinese operations during fiscal 2015. NTIC incurred direct expenses during fiscal 2015 related to the anticipated liquidation of Tianjin Zerust and the formation and operation of NTIC China. Such expenses consisted primarily of legal expenses and personnel expenses associated with the establishment of the subsidiary, the hiring of new personnel and initial operations.

Research and Development Expenses. NTIC’s research and development expenses decreased 7.4% in fiscal 2015 compared to fiscal 2014. This decrease was due primarily to decreases in personnel and consulting expenses.

Interest Income. NTIC’s interest income increased to $34,835 in fiscal 2015 compared to $11,617 in fiscal 2014.

Interest Expense. NTIC’s interest expense decreased to $20,960 in fiscal 2015 compared to $47,322 in fiscal 2014. This decrease was primarily due to higher average outstanding debt levels during fiscal 2014.

Income Before Income Tax Expense. Income before income tax expense decreased to $3,166,034 for fiscal 2015 compared to $6,663,074 for fiscal 2014.

Income Tax Expense. Income tax expense was $648,674 for fiscal 2015 compared to $1,124,662 during fiscal 2014 for an effective rate of 14.4% and 16.9%, respectively. NTIC’s annual effective income tax rate during fiscal 2015 and 2014 was lower than the statutory rate primarily due to NTIC’s equity in income of joint ventures being recognized based on after-tax earnings of these entities. To the extent undistributed earnings of NTIC’s joint ventures are distributed to NTIC, any material additional income tax liability after the application of foreign tax credits is not expected. NTIC records a tax valuation allowance when it is more likely than not that some portion or all of its deferred tax assets will not be realized to reduce deferred tax assets to the amount expected to be realized. NTIC determined based on all available evidence, including historical data and projections of future results, that it is more likely than not that all of its deferred tax assets, except for its foreign tax credit carryforwards and Minnesota state research and development credit carryforwards, will be fully realized. In addition, NTIC determined based upon all available evidence, including new IRS guidance, historical results, projected future taxable income and foreign tax credit utilization, that it was not more likely than not that the federal research and development credits would not be utilized during the carryforward period and as a result, a valuation allowance was recorded against all of NTIC’s federal research and development credits. In addition, NTIC continues to believe that its deferred tax asset related to foreign tax credit carryforwards will not be realized due to insufficient federal taxable income within the carryforward period and the fact that for ordering purposes the foreign tax credit carryforwards are not allowed to be used until after any current year foreign tax credits are utilized.

NTIC considers the earnings of certain foreign joint ventures to be indefinitely invested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet NTIC’s future domestic cash needs. As a result, U.S. income and foreign withholding taxes have not been recognized on the cumulative undistributed earnings of $18,483,377 and $20,540,523 at August 31, 2015 and August 31, 2014, respectively. To the extent undistributed earnings of NTIC’s joint ventures are distributed in the future, they are not expected to result in any material additional income tax liability after the application of foreign tax credits.

Other Comprehensive Income - Foreign Currency Translations Adjustment. The significant changes in the foreign currency translations adjustment was due to the strengthening of the U.S. dollar compared to the Euro and other foreign currencies during fiscal 2015 compared to fiscal 2014.

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

Liquidity and Capital Resources

Sources of Cash and Working Capital. As of August 31, 2015, NTIC’s working capital was $15,603,771, including $2,623,981 in cash and cash equivalents and $2,027,441 in available for sale securities, compared to working capital of $17,853,311, including $2,477,017 in cash and cash equivalents as of August 31, 2014 and $5,519,766 in available for sale securities.

As of August 31, 2015, NTIC had a revolving line of credit with PNC Bank of $3,000,000, with no amounts outstanding. The line of credit is evidenced by an amended and restated committed line of credit note in the principal amount of up to $3,000,000. The line of credit has a $1,200,000 standby letter of credit sub-facility, with any standby letters of credit issued thereunder being at the sole discretion of PNC Bank.

The line of credit is subject to standard covenants, including affirmative financial covenants, such as the maintenance of a minimum fixed charge coverage ratio, and negative covenants, which, among other things, limit the incurrence of additional indebtedness, loans and equity investments, disposition of assets, mergers and consolidations and other matters customarily restricted in such agreements. Under the loan agreement, NTIC is subject to a minimum fixed charge coverage ratio of 1.10:1.00. As of August 31, 2015, NTIC was in compliance with all debt covenants.

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

NTIC believes that a combination of its existing cash and cash equivalents, forecasted cash flows from future operations, anticipated distributions of earnings, anticipated fees to NTIC for services provided to its joint ventures, and funds available through existing or anticipated financing arrangements, will be adequate to fund its existing operations, investments in new or existing joint ventures or subsidiaries, capital expenditures, debt repayments and any stock repurchases for at least the next 12 months. During fiscal 2016, NTIC expects to continue to invest in NTIC China, research and development and in marketing efforts and resources into the application of its corrosion prevention technology into the oil and gas industry and its Natur-Tec® bio-plastics business, the amount of these various investments is not known at this time. In order to take advantage of such new product and market opportunities to expand its business and increase its revenues, NTIC may decide to finance such opportunities by borrowing under its revolving line of credit or raising additional financing through the issuance of debt or equity securities. There is no assurance that any financing transaction will be available on terms acceptable to NTIC or at all, or that any financing transaction will not be dilutive to NTIC’s current stockholders.

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

Uses of Cash and Cash Flow. Net cash used in operating activities during fiscal 2015 was $755,544, which resulted principally from NTIC’s equity in income from joint ventures and increases in receivables, inventories and prepaid expenses and a decrease in accrued liabilities and income taxes payable, partially offset by NTIC’s net income, dividends received from joint ventures, expensing of fair value of stock options vested, depreciation and amortization. Net cash provided by operating activities during fiscal 2014 was $7,422,912, which resulted principally from NTIC’s net income, dividends received from joint ventures, expensing of fair value of stock options vested, depreciation and amortization, partially offset by NTIC’s equity in income from joint ventures and increases in receivables, inventories and prepaid expenses and a decrease in accrued liabilities. Net cash provided by operating activities during fiscal 2013 was $1,910,702, which resulted principally from NTIC’s net income, dividends received from joint ventures, depreciation and amortization, partially offset by NTIC’s equity in income from joint ventures and increases in receivables and inventories and a decrease in accounts payables, accrued liabilities and income taxes payable.

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

NTIC experienced an increase in receivables and an increase in inventory as of August 31, 2015 compared to August 31, 2014 due to the increase in sales and a desire to stock more products to shorten lead times and anticipate customer demand. Trade receivables excluding joint ventures as of August 31, 2015 increased $699,088 compared to August 31, 2014, primarily related to miscellaneous differences in the timing of collections and the increase in sales.

Outstanding trade receivables excluding joint ventures balances as of August 31, 2015 decreased two days to an average of 50 days from balances outstanding from these customers as of August 31, 2014.

Outstanding trade receivables from joint ventures as of August 31, 2015 decreased $305,909 compared to August 31, 2014 primarily due to the decrease in sales to joint ventures due to the anticipated liquidation of Tianjin Zerust. There was an increase of outstanding balances from trade receivables from joint ventures as of August 31, 2015 of two days from an average of 91 days from balances outstanding from these customers compared to August 31, 2014. The significant average days outstanding of trade receivables from joint ventures as of August 31, 2015 were primarily due to the receivable balance at NTIC’s joint venture in South Korea and Tianjin Zerust. Because of the lack of financial and other information received from Tianjin Zerust, it is possible that if and when financial and other information is received from Tianjin Zerust that NTIC may need to recognize an impairment charge on its receivable from Tianjin Zerust. NTIC estimates that its maximum exposure in terms of an impairment charge on this receivable would be approximately $114,000.

Outstanding receivables for services provided to joint ventures as of August 31, 2015 decreased $1,163,737 compared to August 31, 2014, which resulted in a decrease of 18 days of fees receivable outstanding as of August 31, 2015 to an average of 104 days compared to August 31, 2014.

Net cash provided by investing activities during fiscal 2015 was $1,901,224, which was primarily the result of cash provided by the sale of available for sale securities, partially offset by additions to property and equipment and additions to patents. Net cash used in investing activities for fiscal 2014 was $7,457,380, which was primarily the result of cash used to purchase available for sale securities, additions to property and equipment and additions to patents. Net cash used in investing activities for fiscal 2013 was $3,025,187, which was comprised of the effect of the NTI Asean consolidation on cash, partially offset by additions to property and equipment and additions to patents.

Net cash used in financing activities for fiscal 2015 was $874,652, which resulted from a dividend paid to a non-controlling interest, partially offset by proceeds from stock option exercises and NTIC’s employee stock purchase plan. Net cash used in financing activities for fiscal 2014 was $1,814,418, which resulted from a dividend paid to a non-controlling interest and repayment of the bank loan for NTIC’s corporate headquarters building, and partially offset by proceeds from NTIC’s employee stock purchase plan and stock option exercises. Net cash used in financing activities for fiscal 2013 was $1,563,867, which resulted from a dividend received by non-controlling interest and principal payments on the bank loan for NTIC’s corporate headquarters building, partially offset by proceeds from option exercises and NTIC’s employee stock purchase plan.

Share Repurchase Plan. On January 15, 2015, NTIC’s Board of Directors authorized the repurchase of up to $3,000,000 in shares of NTIC common stock through open market purchases or unsolicited or solicited privately negotiated transactions. This program has no expiration date but may be terminated by NTIC’s Board of Directors at any time. As of August 31, 2015, up to $2,975,654 in shares of NTIC common stock remained available for repurchase under NTIC’s stock repurchase program.

Capital Expenditures and Commitments. NTIC spent $1,438,919 on capital expenditures during fiscal 2015 which related primarily to the purchase of new equipment and the expansion of its lab capabilities. NTIC expects to spend an aggregate of approximately $200,000 to $400,000 on capital expenditures during fiscal 2016, which will relate primarily to the purchase of new equipment.

Contractual Obligations

Set forth below is information concerning NTIC’s known contractual obligations as of August 31, 2015 that are fixed and determinable by year starting with the twelve months ending August 31, 2016.

	Payments Due By Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Short-term debt	$–	$–	$–	$–	$–
Long-term debt	–	–	–	–	–
Rent obligations	31,500	18,000	13,500	–	–
Purchase obligations	–	–	–	–	–
Total	$31,500	$18,000	$13,500	$-	$–

Inflation and Seasonality

Inflation in the United States and abroad historically has had little effect on NTIC. NTIC’s business has not historically been seasonal.

Market Risk

NTIC is exposed to some market risk stemming from changes in foreign currency exchange rates, commodity prices and interest rates.

Because the functional currency of NTIC’s foreign operations and investments in its foreign joint ventures is the applicable local currency, NTIC is exposed to foreign currency exchange rate risk arising from transactions in the normal course of business. NTIC’s principal exchange rate exposure is with the Euro, the Japanese yen, Indian Rupee, Chinese Renminbi, Korean won and the English pound against the U.S. dollar. NTIC’s fees for services provided to joint ventures and dividend distributions from these foreign entities are paid in foreign currencies and thus fluctuations in foreign currency exchange rates could result in declines in NTIC’s reported net income. Since NTIC’s investments in its joint ventures are accounted for using the equity method, any changes in foreign currency exchange rates would be reflected as a foreign currency translation adjustment and would not change NTIC’s equity in income of joint ventures reflected in its consolidated statements of income. NTIC does not hedge against its foreign currency exchange rate risk.

Some raw materials used in NTIC’s products are exposed to commodity price changes. The primary commodity price exposures are with a variety of plastic resins.

At the option of NTIC, outstanding advances under NTIC’s $3,000,000 revolving line of credit with PNC Bank bear interest at either (a) an annual rate based on LIBOR plus 2.15% for the applicable LIBOR interest period selected by NTIC or (b) at the rate publicly announced by PNC Bank from time to time as its prime rate, and thus may subject NTIC to some market risk on interest rates. As of August 31, 2015, NTIC had no borrowings under the line of credit.

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

NTIC established its joint venture network approximately 25 years ago as a method to increase its worldwide distribution network for ZERUST® rust and corrosion inhibiting products and services. NTIC participates, either directly or indirectly, in 19 active joint venture arrangements in North America, Europe and Asia. Each of these joint ventures generally manufactures and markets finished products in the geographic territory to which it is assigned. NTIC’s joint venture partners are knowledgeable in the applicable environmental, labor, tax and other requisite regulations and laws of the respective foreign countries in which they operate, as well as the local customs and business practices. NTIC’s revenue recognition policy for sales to its joint ventures is the same as its policy for sales to unaffiliated customers.

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

See Note 16 to NTIC’s consolidated financial statements for other related party transaction disclosures.

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

Principles of Consolidation

NTIC evaluates its voting and variable interests in entities on a qualitative and quantitative basis. NTIC consolidates entities in which it concludes it has the power to direct the activities that most significantly impact an entity’s economic success and has the obligation to absorb losses or the right to receive benefits that could be significant to the entity. All such relationships are evaluated on an ongoing basis. The consolidated financial statements include the accounts of Northern Technologies International Corporation, its wholly-owned subsidiary, Northern Technologies Holding Company, LLC, its wholly-owned subsidiary, NTIC (Shanghai) Co., Ltd., and NTIC’s majority-owned subsidiary in Brazil, Zerust Prevenção de Corrosão S.A., NTIC’s majority-owned holding company, NTI Asean LLC, and NTIC’s majority-owned subsidiary in India, Northern Technologies India Private Limited. NTIC’s consolidated financial statements do not include the accounts of any of its joint ventures.

Investments in Joint Ventures and Recoverability of Investments in Joint Ventures

NTIC’s investments in its joint ventures are accounted for using the equity method. NTIC assesses its joint ventures for impairment on an annual basis as of August 31 of each year as part of its fiscal year end analysis. In addition to the annual review for impairment, NTIC reviews the operating results of each joint venture on a quarterly basis in comparison to its historical operating results and its accrual for fees for services provided to joint ventures. If the operating results of a joint venture do not meet NTIC’s financial performance expectations, an additional evaluation is performed on the joint venture. In addition to the annual assessments for impairment, non-periodic assessments for impairment may occur if cash remittances are less than accrued balances, a joint venture’s management requests capital or other events occur suggesting an other than temporary decline in value. If an investment were determined to be impaired, then a reserve would be created to reflect the impairment on the financial results of NTIC. NTIC’s evaluation of its investments in joint ventures requires NTIC to make assumptions about future cash flows of its joint ventures. These assumptions require significant judgment and actual results may differ from assumed or estimated amounts. NTIC’s investments in joint ventures were $20,544,238 as of August 31, 2015 and $22,961,989 as of August 31, 2014.

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

Payment terms for NTIC’s unaffiliated customers are determined based on credit risk and vary by customer. NTIC typically offers standard payments terms to unaffiliated customers of net 30 days. Payment terms for NTIC’s joint ventures also are determined based on credit risk; however, additional consideration also is given to the individual joint venture due to the transportation time associated with ocean delivery of most products and certain other factors. NTIC typically offers payment terms to joint ventures of net 90 days. NTIC does not accrue interest on past due accounts receivable. NTIC reviews the credit histories of its customers, including its joint ventures, before extending unsecured credit. NTIC values accounts and notes receivable, net of an allowance for doubtful accounts. Each quarter, NTIC prepares an analysis of its ability to collect outstanding receivables that provides a basis for an allowance estimate for doubtful accounts. In doing so, NTIC evaluates the age of its receivables, past collection history, current financial conditions of key customers and its joint ventures, and economic conditions. Based on this evaluation, NTIC establishes a reserve for specific accounts and notes receivable that it believes are uncollectible, as well as an estimate of uncollectible receivables not specifically known. Deterioration in the financial condition of any key customer or joint venture or a significant slowdown in the economy could have a material negative impact on NTIC’s ability to collect a portion or all of the accounts and notes receivable. NTIC believes that an analysis of historical trends and its current knowledge of potential collection problems provide NTIC with sufficient information to establish a reasonable estimate for an allowance for doubtful accounts. However, since NTIC cannot predict with certainty future changes in the financial stability of its customers or joint ventures, NTIC’s actual future losses from uncollectible accounts may differ from its estimates. In the event NTIC determined that a smaller or larger uncollectible accounts reserve is appropriate, NTIC would record a credit or charge to selling expense in the period that it made such a determination. Accounts receivable have been reduced by an allowance for uncollectible accounts of $40,000 as of August 31, 2015 and August 31, 2014.

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

NTIC (excluding NTIC China, Zerust Brazil, Natur-Tec India, NTI Asean and its joint ventures) conducts all foreign transactions based on the U.S. dollar. Since NTIC’s investments in its joint ventures are accounted for using the equity method, any changes in foreign currency exchange rates would be reflected as a foreign currency translation adjustment and would not change the equity in income from joint ventures reflected in NTIC’s consolidated statements of operations.

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

Because the functional currency of NTIC’s foreign operations and investments in its foreign joint ventures is the applicable local currency, NTIC is exposed to foreign currency exchange rate risk arising from transactions in the normal course of business. NTIC’s principal exchange rate exposure is with the Euro, the Japanese yen, Indian Rupee, Chinese Renminbi, Korean won and the English pound against the U.S. dollar. NTIC’s fees for services provided to joint ventures and dividend distributions from these foreign entities are paid in foreign currencies and thus fluctuations in foreign currency exchange rates could result in declines in NTIC’s reported net income. Since NTIC’s investments in its joint ventures are accounted for using the equity method, any changes in foreign currency exchange rates would be reflected as a foreign currency translation adjustment and would not change NTIC’s equity in income of joint ventures reflected in its consolidated statements of income. NTIC does not hedge against its foreign currency exchange rate risk.

Some raw materials used in NTIC’s products are exposed to commodity price changes. The primary commodity price exposures are with a variety of plastic resins.

At the option of NTIC, outstanding advances under NTIC’s $3,000,000 revolving line of credit with PNC Bank bear interest at either (a) an annual rate based on LIBOR plus 2.15% for the applicable LIBOR interest period selected by NTIC or (b) at the rate publicly announced by PNC Bank from time to time as its prime rate, and thus may subject NTIC to some market risk on interest rates. As of August 31, 2015, NTIC had no borrowings under the line of credit.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following items are included herein:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders, Audit Committee and Board of Directors

Northern Technologies International Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Northern Technologies International Corporation and Subsidiaries as of August 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for the years ended August 31, 2015, 2014 and 2013. We also have audited Northern Technologies International Corporation and Subsidiaries’ internal control over financial reporting as of August 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework). These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northern Technologies International Corporation and Subsidiaries as of August 31, 2015 and 2014 and the results of their operations and their cash flows for the years ended August 31, 2015, 2014 and 2013, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Northern Technologies International Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of August 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework).

/s/ Baker Tilly Virchow Krause, LLP

Minneapolis, Minnesota

November 13, 2015

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - AUGUST 31, 2015 AND 2014

	August 31, 2015	August 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,623,981	$2,477,017
Available for sale securities	2,027,441	5,519,766
Receivables:
Trade excluding joint ventures, less allowance for doubtful accounts of $40,000 at both August 31, 2015 and 2014	4,027,167	3,596,247
Trade joint ventures	645,377	951,286
Fees for services provided to joint ventures	1,449,162	2,612,899
Income taxes	198,462	762
Inventories	7,468,441	5,961,399
Prepaid expenses	411,473	411,226
Deferred income taxes	424,108	789,364
Total current assets	19,275,612	22,319,966

PROPERTY AND EQUIPMENT, net	7,293,163	6,477,987

OTHER ASSETS:
Investments in joint ventures	20,544,238	22,961,989
Investments at carrying value (Note 8)	1,883,668	—
Deferred income taxes	1,176,012	943,279
Patents and trademarks, net	1,262,219	1,197,700
Other	130,736	156,854
Total other assets	24,996,873	25,259,822
Total assets	$51,565,648	$54,057,775

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,101,175	$2,225,029
Accrued liabilities:
Payroll and related benefits	1,056,257	1,847,246
Other	514,409	394,380
Total current liabilities	3,671,841	4,466,655

COMMITMENTS AND CONTINGENCIES (Note 18)

EQUITY:
Preferred stock, no par value; authorized 10,000 shares; none issued and outstanding	—	—
Common stock, $0.02 par value per share; authorized 10,000,000 shares; issued and outstanding 4,539,045 and 4,504,552, respectively	90,781	90,092
Additional paid-in capital	13,441,264	12,676,546
Retained earnings	34,522,871	32,733,300
Accumulated other comprehensive income (loss)	(3,180,811)	253,925
Stockholders’ equity	44,874,105	45,753,863
Non-controlling interests	3,019,702	3,837,257
Total equity	47,893,807	49,591,120
Total liabilities and equity	$51,565,648	$54,057,775

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED AUGUST 31, 2015, 2014 and 2013

	2015	2014	2013
NET SALES:
Net sales, excluding joint ventures	$27,491,392	$23,601,514	$19,724,205
Net sales, to joint ventures	2,831,301	3,224,594	2,777,659
Total net sales	30,322,693	26,826,108	22,501,864

Cost of goods sold	20,555,932	17,803,153	15,473,212
Gross profit	9,766,761	9,022,955	7,028,652

JOINT VENTURE OPERATIONS:
Equity in income from joint ventures	5,936,565	5,920,603	5,237,711
Fees for services provided to joint ventures	5,715,491	8,142,863	7,352,980
Total joint venture operations	11,652,056	14,063,466	12,590,691

OPERATING EXPENSES:
Selling expenses	5,820,748	5,221,738	4,845,676
General and administrative expenses	6,531,576	5,393,531	4,605,979
Expenses incurred in support of joint ventures	1,867,570	1,408,014	1,387,197
Research and development expenses	4,047,279	4,368,752	3,815,515
Total operating expenses	18,267,173	16,392,035	14,654,367

OPERATING INCOME	3,151,644	6,694,386	4,964,976

INTEREST INCOME	34,835	11,617	34,614
INTEREST EXPENSE	(20,960)	(47,322)	(52,215)
OTHER INCOME	515	4,393	670,126

INCOME BEFORE INCOME TAX EXPENSE	3,166,034	6,663,074	5,617,501

INCOME TAX EXPENSE	648,674	1,124,662	864,000

NET INCOME	2,517,360	5,538,412	4,753,501

NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	727,789	1,432,040	1,386,607

NET INCOME ATTRIBUTABLE TO NTIC	$1,789,571	$4,106,372	$3,366,894

NET INCOME ATTRIBUTABLE TO NTIC PER COMMON SHARE:
Basic	$0.40	$0.92	$0.76
Diluted	$0.38	$0.90	$0.75

WEIGHTED AVERAGE COMMON SHARES ASSUMED OUTSTANDING:
Basic	4,521,788	4,454,836	4,421,636
Diluted	4,649,060	4,579,498	4,475,895

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

YEARS ENDED AUGUST 31, 2015, 2014 AND 2013

	2015	2014	2013
NET INCOME	$2,517,360	$5,538,412	$4,753,501
OTHER COMPREHENSIVE (LOSS) INCOME – FOREIGN CURRENCY TRANSLATION ADJUSTMENT	(3,835,705)	(49,463)	56,909

COMPREHENSIVE (LOSS) INCOME	(1,318,345)	5,488,949	4,810,410

COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	326,820	1,444,813	1,404,938

COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO NTIC	$(1,645,165)	$4,044,136	$3,405,472

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY – YEARS ENDED AUGUST 31, 2015, 2014 and 2013

	STOCKHOLDERS’ EQUITY
					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	Controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Equity

BALANCE AT AUGUST 31, 2012	4,403,656	$88,073	$11,130,966	$25,260,034	$277,583	$187,913	$36,944,569

Exercise of stock options	22,171	444	207,910	-	-	-	208,354
Stock issued for employee stock purchase plan	6,209	124	56,615	-	-	-	56,739
Stock option expense	-	-	306,451	-	-	-	306,451
Effect of subsidiary consolidation	-	-	-	-	-	3,960,920	3,960,920
Dividend received by non-controlling interest	-	-	-	-	-	(1,752,842)	(1,752,842)
Comprehensive income	-	-	-	3,366,894	38,578	1,404,938	4,810,410
BALANCE AT AUGUST 31, 2013	4,432,036	$88,641	$11,701,942	$28,626,928	$316,161	$3,800,929	$44,534,601

Exercise of stock options	69,184	1,384	478,076	-	-	-	479,460
Stock issued for employee stock purchase plan	3,332	67	42,513	-	-	-	42,580
Stock option expense	-	-	454,015	-	-	-	454,015
Dividend received by non-controlling interest	-	-	-	-	-	(1,440,000)	(1,440,000)
Investment by non-controlling interest	-	-	-	-	-	31,515	31,515
Comprehensive income (loss)	-	-	-	4,106,372	(62,236)	1,444,813	5,488,949

BALANCE AT AUGUST 31, 2014	4,504,552	$90,092	$12,676,546	$32,733,300	$253,925	$3,837,257	$49,591,120

Repurchase of common stock	(1,587)	(32)	(24,314)	-	-	-	(24,346)
Exercise of stock options	32,874	657	235,432	-	-	-	236,089
Stock issued for employee stock purchase plan	3,206	64	57,917	-	-	-	57,981
Stock option expense	-	-	495,683	-	-	-	495,683
Dividend received by non-controlling interest	-	-	-	-	-	(1,160,000)	(1,160,000)
Investment by non-controlling interest	-	-	-	-	-	15,625	15,625
Comprehensive income (loss)	-	-	-	1,789,571	(3,434,736)	326,820	(1,318,345)

BALANCE AT AUGUST 31, 2015	4,539,045	$90,781	$13,441,264	$34,522,871	$(3,180,811)	$3,019,702	$47,893,807

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED AUGUST 31, 2015, 2014 and 2013

	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,517,360	$5,538,412	$4,753,501
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock-based compensation	495,683	454,015	306,451
Depreciation expense	530,449	454,889	435,678
Amortization expense	87,663	86,652	71,405
Loss on disposal of assets	20,689	472	84,396
Equity in income from joint ventures	(5,936,565)	(5,920,603)	(5,237,711)
Dividends received from joint ventures	2,983,338	7,431,306	3,155,737
Deferred income taxes	131,777	(230,883)	124,935
Increase in allowance on doubtful accounts	—	20,000	—
Gain on sale of equipment	31,708	—	—
Changes in current assets and liabilities:
Receivables:
Trade, excluding joint ventures	(699,088)	(249,965)	(894,888)
Trade, joint ventures	305,909	(91,852)	(124,891)
Fees for services provided to joint ventures	1,163,737	(166,882)	213,002
Income taxes	(258,329)	150,764	(98,427)
Inventories	(1,679,654)	(825,176)	(1,017,188)
Prepaid expenses and other	25,028	(62,969)	363,337
Accounts payable	127,907	365,797	78,623
Income tax payable	31,667	(4,191)	8,435
Accrued liabilities	(634,823)	473,126	(311,693)
Net cash (used in) provided by operating activities	(755,544)	7,422,912	1,910,702

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint venture	—	(110,988)	—
Additions to property and equipment	(1,438,919)	(1,602,441)	(1,488,059)
Effect of subsidiary consolidation on cash	—	—	1,612,768
Purchase of available for sale securities	—	(6,019,766)	—
Proceeds from sale of available for sale securities	3,492,325	500,000	—
Additions to patents	(152,182)	(224,185)	(255,259)
Net cash provided by (used in) investing activities	1,901,224	(7,457,380)	(130,550)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable	—	(933,414)	(76,119)
Dividend received by non-controlling interest	(1,160,000)	(1,440,000)	(1,752,842)
Investment by non-controlling interest	15,625	36,956	—
Repurchase of common stock	(24,346)	—	—
Proceeds from employee stock purchase plan	57,981	42,580	56,739
Proceeds from exercise of stock options	236,089	479,460	208,354
Net cash used in financing activities	(874,651)	(1,814,418)	(1,563,867)

EFFECT OF EXCHANGE RATE CHANGES ON CASH:	(124,065)	11,646	(39,574)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	146,964	(1,837,239)	176,711
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	2,477,017	4,314,258	4,137,547

CASH AND CASH EQUIVALENTS AT END OF YEAR	$2,623,981	$2,477,017	$4,314,258

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED AUGUST 31, 2015, 2014 AND 2013

1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business – Northern Technologies International Corporation and Subsidiaries (the Company) develops and markets proprietary environmentally beneficial products and services in over 60 countries either directly or via a network of joint ventures, independent distributors and agents. The Company’s primary business is corrosion prevention marketed mainly under the ZERUST® brand. The Company has been selling its proprietary ZERUST® rust and corrosion inhibiting products and services to the automotive, electronics, electrical, mechanical, military and retail consumer markets for over 35 years, and more recently, has targeted and expanded into the oil and gas industry. The Company also sells a portfolio of biobased and compostable (fully biodegradable) polymer resins and finished products under the Natur-Tec® brand. These products are intended to reduce the Company’s customers’ carbon footprint and provide environmentally sound disposal options. The Company’s two operating segments are ZERUST and Nature-Tec.

The Company participates, either directly or indirectly, in 19 active joint venture arrangements in North America, Europe and Asia. Each of these joint ventures generally manufactures and markets products in the geographic territory to which it is assigned. While most of the Company’s joint ventures exclusively sell rust and corrosion inhibiting products, some of the joint ventures also sell the Company’s Natur-Tec® resin compounds and finished products. The profits of joint ventures are shared by the respective joint venture owners in accordance with their respective ownership percentages. The Company typically owns 50% or less of its joint venture entities and does not control the decisions of these entities, including dividend declaration or amount in any given year.

The Company has evaluated events occurring after the date of the consolidated financial statements for events requiring recording or disclosure in the financial statements.

Principles of Consolidation - NTIC evaluates its voting and variable interests in entities on a qualitative and quantitative basis. NTIC consolidates entities in which it concludes it has the power to direct the activities that most significantly impact an entity’s economic success and has the obligation to absorb losses or the right to receive benefits that could be significant to the entity. The consolidated financial statements include the accounts of Northern Technologies International Corporation, its wholly-owned subsidiaries, Northern Technologies Holding Company, LLC, NTIC (Shanghai) Co., Ltd. (NTIC China), Northern Technologies India Private Limited (Natur-Tec India), NTIC’s majority-owned subsidiary in Brazil, Zerust Prevenção de Corrosão S.A.(Zerust Brazil) and NTIC’s majority-owned holding company, NTI Asean LLC (NTI Asean). NTIC’s consolidated financial statements do not include the accounts of any of its joint ventures.

Non-Controlling Interests – The Company owns 85% of Zerust Brazil, 60% of NTI Asean, and 90% of Natur-Tec India.  The remaining ownership is accounted for as non-controlling interests and reported as part of equity in the consolidated financial statements. The Company allocates gains and losses to the non-controlling interest even when such allocation might result in a deficit balance, reducing the losses attributed to the controlling interest, changes in ownership interests are treated as equity transactions if the Company maintains control.

Reclassification - Certain amounts reported in the consolidated financial statements for the previous reporting periods have been reclassified to conform to the current period presentation. Beginning in the second quarter of fiscal 2015, the Company reclassified dividends received from equity method from investing cash flows to operating cash flows on the consolidated statements of cash flows for all periods presented. The classification reflects the continued profitability and returns of those profits to its owners, including the Company. The reclassification did not impact net income or equity.

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

Trade Receivable – Payment terms for the Company’s unaffiliated customers are determined based on credit risk and vary by customer. The Company typically offers standard payment terms to unaffiliated customers of net 30 days. The Company does not accrue interest on past due accounts receivable. The Company reviews the credit histories of its customers before extending unsecured credit. The Company presents accounts and notes receivable, net of an allowance for doubtful accounts. Each quarter, the Company prepares an analysis of its ability to collect outstanding receivables that provides a basis for an allowance estimate for doubtful accounts. In doing so, the Company evaluates the age of its receivables, past collection history, current financial conditions of key customers and its joint ventures, and economic conditions. Based on this evaluation, the Company establishes a reserve for specific accounts and notes receivable that it believes are uncollectible, as well as an estimate of uncollectible receivables not specifically known. The Company believes that an analysis of historical trends and its current knowledge of potential collection problems provide the Company with sufficient information to establish a reasonable estimate for an allowance for doubtful accounts. In the event the Company determines that a smaller or larger uncollectible accounts reserve is appropriate, the Company records a credit or charge to selling expense in the period that it made such determination. Accounts receivable have been reduced by an allowance for uncollectible accounts of $40,000 at August 31, 2015 and 2014. Accounts are considered past due based on terms agreed upon between the Company and the customer. Accounts receivable are written-off only after all collection attempts have failed and are based on individual credit evaluation and specific circumstances of the customer.

The following table is a tabular rollforward for the allowance for doubtful accounts:

August 31, 2012	$20,000
Bad debts	21,000
Adjustment to provision	(21,000)
August 31, 2013	$20,000
Bad debts	107,000
Adjustment to provision	(87,000)
August 31, 2014	40,000
Bad debts	6,000
Adjustment to provision	(6,000)
August 31, 2015	$40,000

Trade Receivables from Joint Ventures – Trade receivables from joint ventures arise from sales of products the Company makes to its joint ventures. Payment terms for the Company’s joint ventures also are determined based on credit risk; however, additional consideration also is given to the individual joint venture due to the transportation time associated with ocean delivery of most products and certain other factors. Generally, accounts receivable from the Company’s joint ventures unpaid after 90 days are considered past due. The Company does not accrue interest on past due balances. The Company periodically reviews amounts due from its joint ventures for collectability, and based on past experience and continuous review of the balances due, determined an allowance for doubtful accounts related to its joint venture receivables is not necessary at August 31, 2015 or 2014.

Fees for Services Provided to Joint Ventures – The Company provides services to its joint ventures including consulting, legal, travel, insurance, technical and marketing services. The Company receives fees for the services it provides to its joint ventures. The fees for services received by the Company from its joint ventures are generally based on either a flat fee or a percentage of net sales by the Company’s joint ventures depending on local laws and tax regulations. The Company recognizes revenues related to fees for services provided to its joint ventures when earned, amounts are determinable and collectability is reasonably assured. Under the Company’s agreements with its joint ventures, amounts are earned when product is shipped from joint venture facilities. The Company reviews the financial situation of each of its joint ventures to assist in the likelihood of collections on amounts earned. The Company accounts for these fees on a cash basis if uncertainty exists surrounding the collection of such fees.

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

Property and Depreciation - Property and equipment are stated at cost. Depreciation is computed using the straight-line method based on the estimated service lives of the various assets as follows:

Buildings and improvements (years)	5	-	30
Machinery and equipment (years)	3	-	10

Investments in Joint Ventures - Investments in the Company’s joint ventures are accounted for using the equity method. Under the equity method, investments are initially recorded at cost and are adjusted for dividends, distributed and undistributed earnings and losses, changes in foreign currency exchange rates and additional investments. In the event the Company’s share of joint venture’s cumulative losses exceed the Company’s investment balance, the balance is reported at zero value until proportionate income exceeds the losses. The Company assesses its joint ventures for impairment on an annual basis as of August 31 of each year as part of its fiscal year end analysis. In addition to the annual review for impairment, the Company reviews the operating results of each joint venture on a quarterly basis in comparison to its historical operating results and its accrual of fees for services provided to joint ventures. If the operating results of a joint venture do not meet financial performance expectations, an additional evaluation is performed on the joint venture. The Company’s evaluation of its investments in joint ventures requires the Company to make assumptions about future cash flows of its joint ventures. These assumptions require significant judgment and actual results may differ from assumed or estimated amounts. All investments in joint ventures have positive equity as of August 31, 2015 and 2014.

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

Foreign Currency Translation (Accumulated Other Comprehensive Income (Loss)) - The functional currency of NTIC China, Zerust Brazil, Natur-Tec India and each unconsolidated international joint venture is the applicable local currency. The translation of the applicable foreign currencies into U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average monthly exchange rate. Translation gains or losses are reported as an element of other comprehensive income (loss).

The Company (excluding NTIC China, Zerust Brazil, Natur-Tec India, NTI Asean and its joint ventures) conducts all foreign transactions based on the U.S. dollar. Since investments in joint ventures are accounted for using the equity method, any changes in foreign currency exchange rates are reflected as a foreign currency translation adjustment and does not change the equity in income from joint ventures reflected in the Company’s consolidated statements of operations.

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

Common Stock – The Company issues new shares of common stock upon the exercise of stock options.

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

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (FASB) issued Revenue from Contracts with Customers, Topic 606 (Accounting Standards Update (ASU) No. 2014-09), which provides a framework for the recognition of revenue, with the objective that recognized revenues properly reflect amounts an entity is entitled to receive in exchange for goods and services. This guidance, which includes additional disclosure requirements regarding revenue, cash flows and obligations related to contracts with customers, was originally to be effective for the Company beginning in fiscal year 2018. In July 2015, the FASB confirmed a one year deferral of the effective date of the new revenue standard which also allows early adoption as of the original effective date. The updated guidance will be effective for the Company’s first quarter of 2019. The Company is currently evaluating the impact of adopting ASU 2014-09 on its consolidated financial statements, but believes there will be no material impact, if any.

In July 2015, the FASB issued ASU No. 2015-11, “Inventory”, which modifies the subsequent measurement of inventories recorded under a first-in-first-out or average cost method. Under the new standard, such inventories are required to be measured at the lower of cost and net realizable value. The new standard is effective for the Company’s fiscal year 2018, with prospective application. The Company does not expect the adoption of the provisions of ASU 2015-11 to have a material impact on its consolidated financial statements.

Although there are several other new accounting pronouncements issued or proposed by the FASB, which the Company has adopted or will adopt, as applicable, the Company does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial position or operating results.

3. NTI ASEAN

NTI Asean is an entity that holds investments in eight entities operating in the Association of Southeast Asian Nations (ASEAN) region, including the following countries: China (although the joint venture agreements for the Chinese joint venture were terminated as of December 31, 2014 and liquidation of this joint venture is anticipated), Indonesia, Korea, Malaysia, Philippines, Singapore, Taiwan and Thailand.

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

The Company determined the fair value of NTI Asean using the capitalized income method, including a capitalization rate of 25%. The allocation of the total transaction amount was as follow:

Net assets acquired (liabilities assumed):
Cash and cash equivalents	$1,613,000
Accounts receivables	1,342,000
Investments in joint ventures	4,967,000
Value of assets	$7,922,000

Purchase price:
Fair value of non-controlling interest	$3,961,000
Value of previously held interest	3,961,000
Total consideration	$7,922,000

4. INVENTORIES

Inventories consisted of the following:

	August 31, 2015	August 31, 2014
Production materials	$1,445,014	$1,242,649
Finished goods	6,023,427	4,718,750
	$7,468,441	$5,961,399

5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	August 31, 2015	August 31, 2014
Land	$310,365	$310,365
Buildings and improvements	6,180,089	5,695,268
Machinery and equipment	4,090,619	3,713,145
	10,581,073	9,718,778
Less accumulated depreciation	(3,287,910)	(3,240,791)
	$7,293,163	$6,477,987

6. PATENTS AND TRADEMARKS, NET

Patents and trademarks, net consisted of the following:

	August 31, 2015	August 31, 2014
Patents and trademarks	$2,440,022	$2,287,840
Less accumulated amortization	(1,177,803)	(1,090,140)
	$1,262,219	$1,197,700

Patent and trademark costs are amortized over seven years. Costs incurred related to patents and trademarks are capitalized until filed and approved, at which time the amounts capitalized to date are amortized and any further costs, including maintenance costs, are expensed as incurred. Amortization expense was $87,663, $86,652 and

$71,405 for the years ended August 31, 2015, 2014 and 2013, respectively. Amortization expense is estimated to approximate $80,000 in each of the next five fiscal years.

7. INVESTMENTS IN JOINT VENTURES

The financial statements of the Company’s foreign joint ventures are initially prepared using the accounting principles accepted in the respective joint ventures’ countries of domicile. Amounts related to foreign joint ventures reported in the below tables and the accompanying financial statements have subsequently been adjusted to conform with accounting principles generally accepted in the United States of America in all material respects. All material profits recorded on sales from the Company to its joint ventures and from joint ventures to other joint ventures have been eliminated for financial reporting purposes.

Financial information of the Company’s joint venture in Germany, Excor Korrosionsschutz – Technologien und Produkte GmbH (EXCOR), China, Tianjin-Zerust Anticorrosion Co., Ltd. (Tianjin Zerust) (See Note 8), Finland and India for the periods for which it was accounted for under the equity method and all of the Company’s other joint ventures, are summarized as follows:

	August 31, 2015
	TOTAL	EXCOR	India	Finland	All Other

Current assets	$49,295,116	$22,620,323	$4,035,396	$1,415,816	$21,223,581
Total assets	52,853,938	24,606,880	4,328,196	2,197,047	21,721,815
Current liabilities	12,288,383	3,360,142	1,030,718	178,961	7,718,562
Noncurrent liabilities	1,215,139	—	155,168	433,624	626,347
Joint ventures’ equity	39,350,417	21,246,738	3,142,310	1,584,461	13,376,908
Northern Technologies International Corporation’s share of joint ventures’ equity	20,544,238	11,571,361	1,482,342	840,263	6,650,272
Northern Technologies International Corporation's share of joint ventures’ undistributed earnings	$18,483,377	$11,540,456	$617,520	$820,263	$5,505,138

	Fiscal Year Ended August 31, 2015
	TOTAL	EXCOR	India	Finland	All Other

Net sales	$99,026,251	$36,872,664	$7,000,715	$3,557,252	$51,595,620
Gross profit	48,397,318	19,993,763	3,292,243	1,858,310	23,253,002
Net income	11,849,107	8,201,659	983,179	518,900	2,145,369
Northern Technologies International Corporation’s share of equity in income from joint ventures	$5,936,565	$4,091,608	$492,379	$263,749	$1,088,829

	August 31, 2014
	TOTAL	EXCOR	Tianjin Zerust	All Other
Current assets	$61,491,957	$24,361,157	$9,774,680	$27,356,120
Total assets	65,466,964	26,652,165	9,793,803	29,020,996
Current liabilities	17,542,634	3,512,143	4,438,380	9,592,111
Noncurrent liabilities	1,929,488	—	868,377	1,061,111
Joint ventures’ equity	45,994,842	23,140,022	4,487,046	18,367,775
Northern Technologies International Corporation’s share of joint ventures’ equity	22,961,989	11,570,013	2,243,524	9,148,452
Northern Technologies International Corporation's share of joint ventures’ undistributed earnings	$20,540,523	$11,539,108	$2,193,524	$6,807,891

	Fiscal Year Ended August 31, 2014
	TOTAL	EXCOR	Tianjin Zerust	All Other
Net sales	$118,848,890	$39,944,812	$15,920,685	$62,983,393
Gross profit	56,960,918	21,045,091	7,463,168	28,452,659
Net income	11,842,338	7,906,693	1,274,487	2,661,158
Northern Technologies International Corporation’s share of equity in income from joint ventures	$5,920,603	$3,950,915	$626,763	$1,342,925

	Fiscal Year Ended August 31, 2013
	TOTAL	EXCOR	Tianjin Zerust	All Other
Net sales	$113,189,068	$36,476,544	$15,161,289	$61,551,235
Gross profit	52,058,609	19,470,322	7,153,395	25,434,891
Net income	10,650,542	7,009,897	1,157,995	2,482,650
Northern Technologies International Corporation’s share of equity in income from joint ventures	$5,237,711	$3,507,057	$579,376	$1,151,278

On January 2, 2015, the Company announced that, effective as of December 31, 2014, the Company terminated its joint venture agreements with its previous joint venture in China, Tianjin Zerust, and began the process of liquidating the joint venture entity. Since December 31, 2014, the Company has conducted business in China through a wholly-owned subsidiary, NTIC (Shanghai) Co. Ltd. As of December 31, 2014, the Company started recognizing Tianjin Zerust based on its carrying value instead of the equity method since the Company no longer expects to significantly affect the joint venture’s operations or decision making. See Note 8.

Because of the lack of financial and other information received from Tianjin Zerust, it is possible that receipt of future financial and other information from Tianjin Zerust may impact the realization of NTIC’s investment in and realization of a receivable from Tianjin Zerust. The last time the Company received financial information from Tianjin Zerust was through November 2014.  NTIC as of August 31, 2015, does not believe there are any triggering events that would require an impairment test.  NTIC’s current net investment is approximately $1.1 million, which is 60% of its investment in Tianjin Zerust, which was $1,883,668 as of August 31, 2015.  The Company will continue to evaluate the realization of this asset on an ongoing basis and adjust if necessary.

The Company records expenses that are directly attributable to the joint ventures on its consolidated statements of operations in the line item “Expenses incurred in support of joint ventures.” The expenses include items such as employee compensation and benefit expenses, travel expense and consulting expense.

The Company did not make any joint venture investments during fiscal 2015. On May 31, 2014, NTI Asean purchased the other 50% ownership interest in its joint venture in Singapore for $110,988. The Company did not make any other joint venture investments during fiscal 2014.

On November 30, 2013, the Company agreed to sell its indirect ownership interest in Mütec GmbH (Mütec), the Company’s former joint venture in Germany which manufactures proprietary electronic sensing instruments. In connection with the transaction, the owner of Mütec borrowed $168,000 from the Company to be repaid over four years with no interest. As of August 31, 2015 and August 31, 2014, $125,891 and $156,854 was due to the Company related to this transaction.

8. CHINA OPERATIONS

Effective December 31, 2014, the Company terminated its joint venture agreements with its previous joint venture in China, Tianjin Zerust, began the process of liquidating the joint venture entity, and commenced operations in China through a wholly-owned subsidiary, NTIC (Shanghai) Co. Ltd. on January 1, 2015. Effective December 31, 2014, the Company’s investment in Tianjin Zerust is reported at carrying value based on the Company’s decreased level of influence over the entity, and the Company has reclassified previously unrecognized gains on foreign currency translation from accumulated other comprehensive income. Any declines in the fair value are reflected as adjustments to the carrying value. No such adjustments were recorded during fiscal 2015.

The investment in Tianjin Zerust is as follows:

Investment
Equity method investment – August 31, 2014	$2,243,524
Equity in earnings – fiscal year 2015	132,824
Reclassification of translation gains on foreign currency translation	(492,680)
Investment at carrying value – August 31, 2015	$1,883,668

The Company incurred expenses of $1,642,258 during fiscal 2015 related to the termination of the joint venture agreement with Tianjin Zerust, the initiation of the liquidation of Tianjin Zerust and the formation and initial operation of NTIC China. Such expenses consisted primarily of legal expenses and personnel expenses associated with the establishment of the subsidiary and the hiring of new personnel. These expenses are recorded as operating expenses on the consolidated statements of operations and are partially off-set by the gross margin contribution from sales of NTIC China.

Because of the lack of financial and other information received from Tianjin Zerust, it is possible that if and when financial and other information is received from Tianjin Zerust that the Company may need to recognize an impairment charge on its investment in Tianjin Zerust. The Company estimates that its maximum exposure in terms of an impairment charge would be approximately $1,130,200 on its investment in Tianjin Zerust, or 60% of the entire investment at carrying value, which was $1,883,668 as of August 31, 2015.

9. CORPORATE DEBT

The Company has a revolving line of credit with PNC Bank of $3,000,000. No amounts were outstanding under the line of credit as of both August 31, 2015 and August 31, 2014. At the option of the Company, outstanding advances under the line of credit bear interest at either (a) an annual rate based on LIBOR plus 2.15% for the applicable LIBOR interest period selected by the Company or (b) at the rate publicly announced by PNC Bank from time to time as its prime rate. The line of credit matures on January 7, 2016

The line of credit is subject to standard covenants, including affirmative financial covenants, such as the maintenance of a minimum fixed charge coverage ratio, and negative covenants, which, among other things, limit the incurrence of additional indebtedness, loans and equity investments, disposition of assets, mergers and consolidations and other matters customarily restricted in such agreements. Under the loan agreement, the Company is subject to a minimum fixed charge coverage ratio of 1.10:1.00. As of August 31, 2015, the Company was in compliance with all debt covenants.

10. STOCKHOLDERS’ EQUITY

On January 15, 2015, the Company’s Board of Directors authorized the repurchase of up to $3,000,000 in shares of common stock through open market purchases or unsolicited or solicited privately negotiated transactions. This program has no expiration date but may be terminated by the Company’s Board of Directors at any time. As of August 31, 2015, up to $2,975,654 in shares of common stock remained available for repurchase under the stock repurchase program. During fiscal 2015, the Company repurchased and retired 1,587 shares of its common stock at a price of $15.34 per share.

The following stock options to purchase shares of common stock were exercised during fiscal 2015:

Options Exercised	Exercise Price
18,000	$9.76
18,000	7.65
2,333	10.20

The total intrinsic value of the options exercised during fiscal 2015 was $297,696.

The Company granted stock options under the Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan (the 2007 Plan) to purchase an aggregate of 45,067 shares of its common stock to various employees and directors during fiscal 2015. The weighted average per share exercise price of the stock options is $20.10, which was equal to the fair market value of the Company’s common stock on the date of grant.

During fiscal 2014, the Company did not purchase or retire any shares of its common stock. The following stock options to purchase shares of common stock were exercised during fiscal 2014:

Options Exercised	Exercise Price
60,000	$7.65
14,000	8.57

The total intrinsic value of the options exercised during fiscal 2014 was $890,955.

The Company granted stock options under the 2007 Plan to purchase an aggregate of 56,373 shares of its common stock to various employees and directors during fiscal 2014. The weighted average per share exercise price of the stock options is $14.83, which was equal to the fair market value of the Company’s common stock on the date of grant.

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

Options to purchase shares of common stock of 45,067 and 22,000 were excluded from the computation of common share equivalents for fiscal 2015, 2014 and 2013, respectively, as the exercise prices of such options were greater than market price of a share of common stock.

The following is a reconciliation of the earnings per share computation:

Numerator:	August 31, 2015	August 31, 2014	August 31, 2013
Net income attributable to NTIC	$1,789,571	$4,106,372	$3,366,894

Denominator:
Basic-weighted shares outstanding	4,521,788	4,454,836	4,421,636
Weighted shares assumed upon exercise of stock options	127,272	124,662	54,259
Diluted – weighted shares outstanding	4,649,060	4,579,498	4,475,895

Basic earnings per share:	$0.40	$0.92	$0.76
Diluted earnings per share:	$0.38	$0.90	$0.75

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

12. STOCK-BASED COMPENSATION

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

The 2007 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, stock unit awards, performance awards and stock bonuses to eligible recipients to enable the Company and its subsidiaries to attract and retain qualified individuals through opportunities for equity participation in the Company, and to reward those individuals who contribute to the achievement of the Company’s economic objectives. Subject to adjustment as provided in the 2007 Plan, up to a maximum of 800,000 shares of the Company’s common stock are issuable under the 2007 Plan. Options granted under the 2007 Plan generally have a term of ten years and become exercisable over a three- or four-year period beginning on the one-year anniversary of the date of grant. Options are granted at per share exercise prices equal to the market value of the Company’s common stock on the date of grant. The Company issues new shares upon the exercise of options. As of August 31, 2015, only stock options and stock bonuses had been granted under the 2007 Plan.

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

The fair value of option grants is determined at date of grant, using the Black-Scholes option pricing model with the assumptions listed below.  The volatility factor used in the Black-Scholes option pricing model is based on historical stock price fluctuations and the risk-free interest rate is based on U.S. treasury rates appropriate for the expected term. Dividend yield and expected volatility are estimated using historical amounts that are anticipated to be consistent with current values. Expected life of the option is based on the life of the option agreements. Based on these valuations, the Company recognized compensation expense of $495,683, $454,015 and $306,451 during fiscal 2015, 2014 and 2013, respectively, related to the options that vested during such time period. As of August 31, 2015, the total compensation cost for non-vested options not yet recognized in the Company’s consolidated statements of operations was $259,585. Stock-based compensation expense of $179,785 and $79,800 is expected to be recognized during fiscal 2016 and 2017, based on outstanding options as of August 31, 2015. Future option grants will impact the compensation expense recognized. Stock-based compensation expense is included in general and administrative expense on the consolidated statements of operations.

The Company currently estimates a ten percent forfeiture rate for stock options, and will continue to review this estimate in future periods.

The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions and results for the grants:

	August 31, 2015	August 31, 2014	August 31, 2013
Dividend yield	0.00%	0.00%		0.00%
Expected volatility	46.6%	47.4%		48.0%
Expected life of option (years)	10	10	5	-	10
Weighted average risk-free interest rate	1.63%	1.39%		0.71%

Stock option activity during the periods indicated is as follows:

	Number of Shares (#)	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at August 31, 2012	203,873	$10.01
Options granted	118,294	10.25
Options exercised	(37,040)	9.96
Options exercised	(24,500)	13.12

Outstanding at August 31, 2013	260,627	$9.84
Options granted	56,373	14.83
Options exercised	(74,000)	7.82
Options terminated	(4,000)	8.57

Outstanding at August 31, 2014	239,000	11.66
Options granted	45,067	20.10
Options exercised	(38,333)	9.00
Options terminated	(4,000)	10.20

Outstanding at August 31, 2015	241,734	$13.72	$677,475

Exercisable at August 31, 2015	160,453	$12.13	$577,528

The weighted average per share fair value of options granted during fiscal 2015, 2014 and 2013 was $11.58, $8.57, and $5.53, respectively. The weighted average remaining contractual life of the options outstanding as of August 31, 2015, 2014 and 2013 was 6.60 years, 5.92 and 4.52 years, respectively.

13. GEOGRAPHIC AND SEGMENT INFORMATION

Segment Information

The Company’s chief operating decision maker ("CODM") is its Chief Executive Officer. The Company’s business is organized into two reportable segments: ZERUST® and Natur-Tec®. The Company has been selling its proprietary ZERUST® rust and corrosion inhibiting products and services to the automotive, electronics, electrical, mechanical, military and retail consumer markets for over 35 years, and more recently, has targeted and expanded into the oil and gas industry. The Company also sells a portfolio of bio-based and compostable (fully biodegradable) polymer resins and finished products under the Natur-Tec® brand.

The following tables present the Company’s business segment information in fiscal 2015, 2014 and 2013:

	Fiscal 2015	Fiscal 2014	Fiscal 2013
ZERUST® net sales	$26,042,909	$23,845,288	$20,457,198
Natur-Tec® net sales	4,279,784	2,980,820	2,044,666
Total net sales	$30,322,693	$26,826,108	$22,501,864

The following table sets forth the Company’s cost of goods sold for fiscal 2015, 2014 and 2013 by segment:

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Direct cost of goods sold
ZERUST®	$14,399,456	$12,941,234	$11,408,604
Natur-Tec®	3,232,353	2,234,736	1,731,398
Indirect cost of goods sold	2,924,124	2,627,183	2,333,210
Total net cost of goods sold	$20,555,932	$17,803,153	$15,473,212

*	The percent of segment sales is calculated by dividing the direct cost of sales for each individual segment category by the net sales for each segment category.

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

Geographic Information

Net sales by geographic location were as follows:

	Fiscal Year Ended August 31,
	2015	2014	2013
Inside the U.S.A. to unaffiliated customers	$19,329,979	$17,908,563	$16,027,619
Outside the U.S.A. to:
Joint ventures in which the Company is a shareholder directly and indirectly	3,240,980	3,348,158	2,952,612
Unaffiliated customers	7,751,734	5,569,387	3,521,633
	$30,322,693	$26,826,108	$22,501,864

Net sales by geographic location are based on the location of the customer.

Fees for services provided to joint ventures by geographic location as a percentage of total fees for services provided to joint ventures during fiscal 2015, 2014 and 2013, respectively, were as follows:

	Fiscal 2015	% of Total Fees for Services Provided to Joint Ventures in Fiscal 2015	Fiscal 2014	% of Total Fees for Services Provided to Joint Ventures in Fiscal 2014	Fiscal 2013	% of Total Fees for Services Provided to Joint Ventures in Fiscal 2013
Germany	$873,400	15.3%	$1,032,234	12.7%	$1,004,958	13.7%
Poland	600,255	10.5%	652,291	8.0%	525,282	7.1%
Japan	599,108	10.5%	669,522	8.2%	723,977	9.8%
Thailand	554,881	9.7%	604,316	7.4%	621,807	8.4%
China	494,080	8.6%	2,118,018	26.0%	2,063,369	28.1%
France	412,608	7.2%	508,705	6.2%	496,897	6.8%
United Kingdom	396,514	6.9%	385,294	4.7%	236,125	3.2%
Sweden	323,610	5.7%	440,117	5.4%	415,547	5.7%
India	277,548	4.9%	364,918	4.5%	—	0.0%
Czech	229,185	4.0%	288,367	3.6%	210,827	2.9%
Korea	192,539	3.4%	315,916	3.9%	393,307	5.3%
Finland	281,620	4.9%	355,391	4.4%	321,256	4.4%
Other	480,143	8.4%	407,775	5.0%	339,628	4.6%
	$5,715,491	100.0%	$8,142,863	100.0%	$7,352,980	100.0%

See note 7 for additional details  on geographical information regarding equity in income from joint ventures.

The geographical distribution of key financial statement data is as follows:

	At August 31, 2015	At August 31, 2014
Brazil	$46,918	$115,726
India	16,402	24,766
China	45,220	—
North America	7,184,623	6,337,495
Total long-lived assets	$7,293,163	$6,477,987

	Fiscal Year Ended August 31, 2015	Fiscal Year Ended August 31, 2014	Fiscal Year Ended August 31, 2013
Brazil	$2,623,938	$3,079,695	$2,394,486
India	967,241	581,535	—
China	1,070,422	—	—
North America	25,661,092	23,164,878	20,107,378
Total net sales	$30,322,693	$26,826,108	$22,501,864

14. RESEARCH AND DEVELOPMENT

The Company incurred $4,047,279, $4,368,752 and $3,815,515 of expense during fiscal 2015, 2014 and 2013, respectively, in connection with its research and development activities. These amounts are net of reimbursements related to certain research and development contracts. Such reimbursements totaled $0, $45,788 and $274,728 for fiscal 2015, 2014 and 2013, respectively. The net fees are accounted for in the “Research and Development Expenses” section of the consolidated statements of operations.

15. RETIREMENT PLAN

The Company has a 401(k) employee savings plan. Employees who meet certain age and service requirements may elect to contribute up to 15% of their salaries. The Company typically contributes the lesser of 50% of the participant’s contributions or 3.5% of the employee’s salary. The Company recognized expense for the savings plan of $214,008, $188,207 and $175,016 for fiscal 2015, 2014 and 2013, respectively.

16. RELATED PARTY TRANSACTIONS

During fiscal 2015, 2014 and 2013, the Company made consulting payments of $100,000 per year to Bioplastic Polymers LLC, an entity owned by Ramani Narayan, Ph.D., a director of the Company, and paid royalties of $21,327, $14,388, and $10,244, respectively, based on net sales of the Company’s bioplastics products.

17. INCOME TAXES

The provision for income taxes for the fiscal years ended August 31, 2015, 2014 and 2013 consists of the following:

	Fiscal Year Ended August 31,
	2015	2014	2013
Current:
Federal	$—	$—	$—
State	(37,000)	19,000	8,000
Foreign	542,000	1,200,000	731,000
	505,000	1,219,000	739,000
Deferred:
Federal	87,000	(89,000)	118,000
State	5,000	(6,000)	7,000
Foreign	52,000	—	—
	144,000	(95,000)	125,000
	$649,000	$1,124,000	$864,000

Reconciliations of the expected federal income tax at the statutory rate with the provisions for income taxes for the fiscal years ended August 31, 2015, 2014 and 2013 are as follows:

	Fiscal Year Ended August 31,
	2015	2014	2013
Tax computed at statutory rates	$1,076,000	$2,265,000	$1,910,000
State income tax, net of federal benefit	(32,000)	13,000	15,000
Tax effect on equity in (income) loss of international joint ventures	(1,986,000)	(2,055,000)	(1,781,000)
Tax effect on dividends received from joint ventures	1,470,000	3,285,000	1,732,000
Tax effect of foreign operations	996,000	1,131,000	807,000
Foreign tax credit	(1,937,000)	(3,710,000)	(2,524,000)
Research and development credit	(314,000)	(88,000)	(364,000)
Valuation allowance	1,379,000	687,000	1,635,000
Tax-exempt income	-	-	(230,000)
Stock based compensation	99,000	-	-
Non-controlling interest in partnership income	(204,000)	(440,000)	(425,000)
Other	102,000	36,000	89,000
	$649,000	$1,124,000	$864,000

The Company has not provided U.S. income taxes or foreign withholding taxes with respect to its portion of the cumulative undistributed earnings of foreign joint ventures that are essentially permanent in duration. The Company’s portion of the cumulative undistributed earnings of foreign joint ventures that are essentially permanent in duration were $18,483,377, $20,540,523 and $22,281,510 at August 31, 2015, 2014 and 2013, respectively.  During fiscal 2015, the Company recorded deferred income tax expense of $79,000 representing foreign withholding taxes to be paid with respect to the portion of the cumulative undistributed earnings of foreign joint ventures that it determined were not essentially permanent in duration. If some or all of the undistributed earnings of the joint ventures are remitted to the Company in the future, income taxes, if any, after the application of foreign tax credits will be provided at that time. To the extent undistributed earnings of the Company’s joint ventures are distributed in the future, it is not expected to result in any material additional U.S. income tax liability after the application of foreign tax credits.

The tax effect of the temporary differences and tax carryforwards comprising the net deferred taxes shown on the consolidated balance sheets at August 31, 2015 and 2014 are as follows:

	August 31,
	2015	2014
Current:
Accrued bonus	$174,000	$524,000
Allowance for doubtful accounts	14,500	14,500
Inventory costs	81,200	100,800
Prepaid expenses and other	(41,800)	(40,600)
Other accrued expenses	102,100	86,800
Deferred joint venture expenses	93,200	104,100
Total current	$424,100	$789,600

Noncurrent:
Property and equipment	$(204,000)	$(171,200)
Goodwill	19,400	27,300
Other intangible assets	1,103,800	825,200
Nonqualified stock options	308,900	260,400
Foreign net operating loss carryforward	26,800	-
Capital loss carryforward	-	50,900
Foreign tax credit carryforward	4,654,800	4,141,100
Investment in foreign joint ventures	(79,000)	-
Research and development credit	2,224,600	1,910,800
New hire retention credit	10,600	10,600
	8,065,900	7,055,100
Valuation allowance	(6,889,900)	(6,113,400)
Total noncurrent	1,176,000	941,700

At August 31, 2015, the Company had foreign tax credit carryforwards of approximately $4,654,800, of which approximately $187,400 will expire if not utilized by August 31, 2016. In addition, the Company had federal and state tax credit carryforwards of $2,235,200 at August 31, 2015 which begin to expire in fiscal 2019.  These federal and state tax credit carryforwards consist primarily of federal and Minnesota research and development credit carryforwards. The Company also has foreign net operating loss carryforwards of $26,800 at August 31, 2015 which begin to expire in fiscal 2020.

As of August 31, 2015, the Company recorded a valuation allowance of $4,654,800 with respect to the foreign tax credit carryforwards.  In addition, the Company has recorded a valuation allowance of $2,335,100 with respect to federal and state tax credit carryforwards.

As of August 31, 2014, the Company recorded a valuation allowance of $4,141,100 with respect to the foreign tax credit carryforwards.  In addition, the Company has recorded a valuation allowance of $1,919,800 with respect to federal and state tax credit carryforwards.

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

The following table is a tabular rollforward for the valuation allowance:

August 31, 2012	$4,933,100
Adjustment to valuation allowance	1,153,000
August 31, 2013	$6,086,100
Adjustment to valuation allowance	27,300
August 31, 2014	6,113,400
Adjustment to valuation allowance	776,500
August 31, 2015	$6,889,900

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits:

	Fiscal Year Ended August 31,
	2015	2014
Gross unrecognized tax benefits – beginning balance	$180,000	$170,000
Gross increases - prior period tax positions	15,000	2,000
Gross increases – current period tax positions	8,000	8,000
Gross unrecognized tax benefits – ending balance	$203,000	$180,000

The entire amount of unrecognized tax benefits would affect the effective tax rate.  It is not expected that the amount of unrecognized tax benefits will change significantly in the next 12 months.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the Company’s income tax provision. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheet. There was no liability for the payment of interest and penalties at both August 31, 2015 and August 31, 2014.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. With few exceptions, as of August 31, 2015, the Company is no longer subject to federal, state, local, or foreign examinations by tax authorities for years prior to August 31, 2012.

18. COMMITMENTS AND CONTINGENCIES

On August 18, 2015, the Compensation Committee of the Board of Directors of the Company approved the material terms of an annual bonus plan for the Company’s executive officers as well as certain officers and employees for the fiscal year ending August 31, 2016. For fiscal 2016 as in past years, the total amount available under the bonus plan for all plan participants, including executive officers, is dependent upon the Company’s earnings before interest, taxes and other income, as adjusted to take into account amounts to be paid under the bonus plan and certain other adjustments (Adjusted EBITOI). Each plan participant’s percentage of the overall bonus pool is based upon the number of plan participants, the individual’s annual base salary and the individual’s position and level of responsibility within the company. In the case of each of the Company’s executive officer participants, 75% of the amount of their individual bonus payout will be determined based upon the Company’s actual EBITOI for fiscal 2016 compared to a pre-established target EBITOI for fiscal 2016 and 25% of the payout will be determined based upon such executive officer’s achievement of certain pre-established individual performance objectives. The payment of bonuses under the plan are discretionary and may be paid to executive officer participants in both cash and shares of NTIC common stock, the exact amount and percentages will be determined by the Company’s Board of Directors, upon recommendation of the Compensation Committee, after the completion of the Company’s consolidated financial statements for fiscal 2016.

On August 19, 2014, the Compensation Committee of the Board of Directors of the Company approved the material terms of an annual bonus plan for the Company’s executive officers as well as certain officers and employees for the fiscal year ending August 31, 2015. For fiscal 2015 as in past years, the total amount available under the bonus plan for all plan participants, including executive officers, was dependent upon the Company’s Adjusted EBITOI. Each plan participant’s percentage of the overall bonus pool was based upon the number of plan participants, the individual’s annual base salary and the individual’s position and level of responsibility within the company. In the case of each of the Company’s executive officer participants, 75% of the amount of their individual bonus payout was determined based upon the Company’s actual EBITOI for fiscal 2015 compared to a pre-established target EBITOI for fiscal 2015 and 25% of the payout was determined based upon such executive officer’s achievement of certain pre-established individual performance objectives.

Accrued bonuses as of August 31, 2015 and 2014 were $620,000 and $1,460,000, respectively.

Four joint ventures (consisting of the Company’s joint venture in Korea, India, Thailand and Tianjin Zerust) accounted for 67.0% of the Company’s trade joint venture receivables at August 31, 2015. Three joint ventures (consisting of the Company’s joint ventures in Korea, Thailand and Tianjin Zerust) accounted for 62.9% of the Company’s trade joint venture receivables at August 31, 2014.

On March 23, 2015, the Company and NTI Asean filed a lawsuit in Tianjin No 1 Intermediate People’s Court against two individuals, Meng Tao and Xu Hui, related to breaches of duties and contractual commitments owed to NTI Asean under certain agreements related to the Company’s former joint venture in China, Tianjin Zerust Anti-Corrosion Technologies Ltd (Tianjin Zerust). The lawsuit alleges, among other things, that Mr. Meng Tao and Xu Hui have engaged in self-dealing, usurped business opportunities, and received economic benefits that were required to go to Tianjin Zerust. As of August 31, 2015, the Company is not able to reasonably estimate the amount of any recovery to NTI Asean, if any. On April 21, 2015, the Company and NTI Asean initiated a lawsuit in the District Court for the Second Judicial District, County of Ramsey, State of Minnesota against Cortec Corporation alleging, among other things, that Cortec Corporation aided and abetted breaches of duties and contractual commitments owed to the Company and NTI Asean related to the Company’s joint venture in China, Tianjin Zerust.

From time to time, the Company is subject to various claims and legal actions in the ordinary course of its business. The Company records a liability in its consolidated financial statements for costs related to claims, including future legal costs, settlements and judgments, where the Company has assessed that a loss is probable and an amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range, the Company records the most probable estimate of the loss or the minimum amount when no amount within the range is a better estimate than any other amount. The Company discloses a contingent liability even if the liability is not probable or the amount is not estimable, or both, if there is a reasonable possibility that material loss may be have been incurred. In the opinion of management, as of August 31, 2015, the amount of liability, if any, with respect to these matters, individually or in the aggregate, will not materially affect the Company’s consolidated results of operations, financial position or cash flows.

19. STATEMENTS OF CASH FLOWS

Supplemental disclosures of cash flow information consists of:

	Fiscal Year Ended August 31,
	2015	2014	2013
Cash paid during the year for income tax	$—	$—	$—
Cash paid during the year for interest	20,960	47,322	52,215
Note receivable issued for sale of joint venture	—	245,594	—

20. Fair Value Measurements

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

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurements Using Inputs Considered as
	Fair value as of August 31, 2015	Level 1	Level 2	Level 3
Available for sale securities	$2,027,441	$2,027,441	$—	$—

		Fair Value Measurements Using Inputs Considered as
	Fair value as of August 31, 2014	Level 1	Level 2	Level 3
Available for sale securities	$5,519,766	$5,519,766	$—	$—

Valuation Techniques

Financial assets that are classified as Level 1 securities include cash equivalents and as of August 31, 2015, available for sale securities. These are valued using quoted market prices in an active market.

The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the end of the fiscal quarter in which the actual event or change in circumstances that caused the transfer occurs. There were no transfers between Level 1, Level 2, or Level 3 during the fiscal years ended August 31, 2015 or August 31, 2014. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement.

21. QUARTERLY INFORMATION (UNAUDITED)

	Fiscal Quarter Ended
	November 30	February 28	May 31	August 31
Fiscal year 2015:
Net sales	$7,214,095	$6,728,709	$8,277,575	$8,102,314
Gross profit	2,407,484	2,070,969	2,682,368	2,605,940
Income before income tax expense	1,647,780	139,149	1,183,180	195,925
Income tax expense	183,684	197,614	114,180	153,196
Net income (loss)	1,464,096	(58,465)	1,069,000	42,729
Net income attributable to non-controlling interests	455,831	70,179	163,565	38,214
Net income (loss) attributable to NTIC	1,008,265	(128,644)	905,435	4,515

Net income (loss) per share:
Basic	$0.22	$(0.03)	$0.20	$0.00
Diluted	$0.22	$(0.03)	$0.20	$0.00

Weighted average common shares assumed outstanding:
Basic	4,518,973	4,522,514	4,525,109	4,529,251
Diluted	4,659,621	4,522,514	4,594,992	4,585,196

	Fiscal Quarter Ended
	November 30	February 28	May 31	August 31
Fiscal year 2014:
Net sales	$6,309,100	$6,219,008	$6,920,820	$7,377,180
Gross profit	2,151,069	2,167,175	2,251,498	2,453,213
Income before income tax expense	1,502,418	1,643,828	1,759,537	1,757,291
Income tax expense	198,000	259,759	361,280	305,623
Net income	1,304,418	1,384,069	1,398,257	1,451,668
Net income attributable to non-controlling interests	445,832	359,025	418,040	209,143
Net income attributable to NTIC	858,586	1,025,044	980,217	1,242,527

Net income per share:
Basic	$0.19	$0.23	$0.22	$0.28
Diluted	$0.19	$0.22	$0.21	$0.27

Weighted average common shares assumed outstanding:
Basic	4,434,770	4,434,837	4,461,880	4,487,478
Diluted	4,552,669	4,579,603	4,590,344	4,592,208

Item9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Management’s Report on Internal Control over Financial Reporting

NTIC’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of NTIC’s Chief Executive Officer and Chief Financial Officer, NTIC’s management conducted an evaluation of the effectiveness of NTIC’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, NTIC’s management concluded that NTIC’s internal control over financial reporting was effective as of August 31, 2015.

The report of Baker Tilly Virchow Krause, LLP, NTIC’s independent registered public accounting firm, regarding the effectiveness of NTIC’s internal control over financial reporting is included in this report in “Part II. Item 8, Financial Statements and Supplementary Data” under “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control over Financial Reporting

There was no change in NTIC’s internal control over financial reporting that occurred during the quarter ended August 31, 2015 that has materially affected, or is reasonably likely to materially affect NTIC’s internal control over financial reporting.

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

Changes to Nomination Procedures

During the fourth quarter of fiscal 2015, NTIC made no material changes to the procedures by which stockholders may recommend nominees to NTIC’s Board of Directors, as described in NTIC’s most recent proxy statement.

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

Item12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes outstanding options and other awards under NTIC’s equity compensation plans as of August 31, 2015. NTIC’s equity compensation plans as of August 31, 2015 were the Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan and the Northern Technologies International Corporation Employee Stock Purchase Plan. Except for automatic annual grants of options to purchase 4,000 shares of NTIC common stock to NTIC’s directors in consideration for their services as directors of NTIC, an automatic annual grant of an option to purchase 2,000 shares of NTIC common stock to NTIC’s Chairman of the Board in consideration for his services as Chairman on the first day of each fiscal year and automatic initial grants of options to purchase a pro rata portion of 4,000 shares of NTIC common stock to NTIC’s new directors in consideration for their services as directors of NTIC, options and other awards granted in the future under the Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan are within the discretion of the Board of Directors and the Compensation Committee of the Board of Directors and therefore cannot be ascertained at this time.

	(a)		(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	241,743	(1)(2)	$12.13	325,005	(3)
Equity compensation plans not approved by security holders	—		—	—
Total	241,743	(1)(2)	$12.13	325,005	(3)

______________________

(1)	Amount includes shares of NTIC common stock issuable upon the exercise of stock options outstanding as of August 31, 2015 under the Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan.

(2)	Excludes employee stock purchase rights accruing under the Northern Technologies International Corporation Employee Stock Purchase Plan. Under such plan, each eligible employee may purchase up to 2,000 shares of NTIC common stock at semi-annual intervals on February 28th or 29th (as the case may be) and August 31st each year at a purchase price per share equal to 90% of the lower of (i) the closing sales price per share of NTIC common stock on the first day of the offering period or (ii) the closing sales price per share of NTIC common stock on the last day of the offering period.

(3)	Amount includes 265,793 shares remaining available at August 31, 2015 for future issuance under Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan and 59,212 shares available at August 31, 2015 for future issuance under the Northern Technologies International Corporation Employee Stock Purchase Plan.

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

Financial Statements

NTIC’s consolidated financial statements are included in Item 8 of Part III of this report.

Pursuant to Rule 3-09 of Regulation S-X, NTIC intends to file an amendment to this report to include the audited financial statements and related notes of Excor Korrosionsschutz – Technologien und Produkte GmbHA (“EXCOR”), an unconsolidated joint venture in which NTIC holds a 50% equity ownership interest.

Financial Statement Schedules

All financial statement schedules are omitted because the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

Exhibits

The exhibits to this report are listed in the Exhibit Index to this report. A copy of any exhibits listed or referred to herein will be furnished at a reasonable cost to any person who is a stockholder upon receipt from any such person of a written request for any such exhibit. Such request should be sent to: Mr. Matthew Wolsfeld, Corporate Secretary, Northern Technologies International Corporation, 4201 Woodland Road, P.O. Box 69, Circle Pines, Minnesota 55014 Attn: Stockholder Information. The Exhibit Index indicates each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

November 13, 2015	By: /s/ G. Patrick Lynch
G. Patrick Lynch
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on the dates and in the capacities indicated.

Name	Title	Date

/s/ G. Patrick Lynch G. Patrick Lynch	President and Chief Executive Officer and Director (principal executive officer)	November 13, 2015

/s/ Matthew C. Wolsfeld, CPA Matthew C. Wolsfeld, CPA	Chief Financial Officer and Corporate Secretary (principal financial and accounting officer)	November 13, 2015

/s/ Richard J. Nigon Richard J. Nigon	Chairman of the Board	November 13, 2015

/s/ Barbara D. Colwell Barbara D. Colwell	Director	November 13, 2015

/s/ Soo Keong Koh Soo Keong Koh	Director	November 13, 2015

/s/ Sunggyu Lee, Ph.D. Sunggyu Lee, Ph.D.	Director	November 13, 2015

/s/ Ramani Narayan, Ph.D. Ramani Narayan, Ph.D.	Director	November 13, 2015

/s/ Konstantin von Falkenhausen Konstantin von Falkenhausen	Director	November 13, 2015

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED AUGUST 31, 2015

Item No.	Item	Method of Filing
3.1	Restated Certificate of Incorporation of Northern Technologies International Corporation	Incorporated by reference to Exhibit 3.1 to NTIC’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2009 (File No. 001-11038)

3.2	Amended and Restated Bylaws of Northern Technologies International Corporation	Incorporated by reference to Exhibit 3.1 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 24, 2008 (File No. 001-11038)

4.1	Specimen Stock Certificate Representing Common Stock of Northern Technologies International Corporation	Incorporated by reference to Exhibit 4.1 to NTIC’s Registration Statement on Form 10 (File No. 001-19331)

10.1	Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan*	Incorporated by reference to Exhibit 10.1 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 24, 2011 (File No. 001-11038)

10.2	Form of Incentive Stock Option Agreement for Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan*	Incorporated by reference to Exhibit 10.2 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 24, 2011 (File No. 001-11038)

10.3	Form of Non-Statutory Stock Option Agreement for Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan*	Incorporated by reference to Exhibit 10.3 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 24, 2011 (File No. 001-11038)

10.4	Form of Restricted Stock Agreement for Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan*	Incorporated by reference to Exhibit 10.4 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 24, 2011 (File No. 001-11038)

10.5	Northern Technologies International Corporation Employee Stock Purchase Plan*	Incorporated by reference to Exhibit 10.11 to NTIC’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 2006 (File No. 001-11038)

Item No.	Item	Method of Filing
10.6	Material Terms of Northern Technologies International Corporation Annual Bonus Plan*	Filed herewith

10.7	Form of Indemnification Agreement between Northern Technologies International Corporation and its Directors and Officers*	Incorporated by reference to Exhibit 10.1 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 24, 2008 (File No. 001-11038)

10.8	Agreement dated as of May 25, 2009 between Northern Technologies International Corporation and Sunggyu Lee, Ph.D.*	Incorporated by reference to Exhibit 10.2 to NTIC’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2009 (File No. 001-11038)

10.9	Description of Non-Employee Director Compensation Arrangements*	Filed herewith

10.10	Executive Employment Agreement dated as of November 18, 2011 between Northern Technologies International Corporation and G. Patrick Lynch*	Incorporated by reference to Exhibit 10.13 to NTIC’s Annual Report on Form 10-K for the fiscal year ended August 31, 2011 (File No. 001-11038)

10.11

Confidential Information, Inventions Assignment, Noncompetition and Non-Solicitation Agreement dated as of November 18, 2011 between Northern Technologies International Corporation and G. Patrick Lynch*

Incorporated by reference to Exhibit 10.14 to NTIC’s Annual Report on Form 10-K for the fiscal year ended August 31, 2011 (File No. 001-11038)

10.12	Executive Employment Agreement dated as of November 18, 2011 between Northern Technologies International Corporation and Matthew C. Wolsfeld*	Incorporated by reference to Exhibit 10.15 to NTIC’s Annual Report on Form 10-K for the fiscal year ended August 31, 2011 (File No. 001-11038)

10.13

Confidential Information, Inventions Assignment, Noncompetition and Non-Solicitation Agreement dated as of November 18, 2011 between Northern Technologies International Corporation and Matthew C. Wolsfeld*

Incorporated by reference to Exhibit 10.16 to NTIC’s Annual Report on Form 10-K for the fiscal year ended August 31, 2011 (File No. 001-11038)

10.14	Amended and Restated Committed Line of Credit Note dated as of January 10, 2011 issued by Northern Technologies International Corporation to PNC Bank, National Association	Incorporated by reference to Exhibit 10.2 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 12, 2011 (File No. 001-11038)

10.15	Loan Agreement dated as of January 10, 2011 between Northern Technologies International Corporation and PNC Bank, National Association	Incorporated by reference to Exhibit 10.6 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 12, 2011 (File No. 001-11038)

Item No.	Item	Method of Filing
10.16	Waiver and First Amendment to Loan Documents dated as of January 10, 2012 between Northern Technologies International Corporation and PNC Bank, National Association	Incorporated by reference to Exhibit 10.6 to NTIC’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2011 (File No. 001-11038)

10.17	Waiver and Second Amendment to Loan Documents dated December 11, 2012 between Northern Technologies International Corporation and PNC Bank, National Association	Incorporated by reference to Exhibit 10.1 to NTIC’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2012 (File No. 001-11038)

10.18	Letter dated December 31, 2013 to Northern Technologies International Corporation from PNC Bank, National Association	Incorporated by reference to Exhibit 10.1 to NTIC’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2014 (File No. 001-11038)

10.19	Letter dated January 8, 2015 to Northern Technologies International Corporation from PNC Bank, National Association	Incorporated by reference to Exhibit 10.1 to NTIC’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2015 (File No. 001-11038)

10.20	Purchase and Sale Agreement dated as of July 14, 2014 between Northern Technologies International Corporation and Glenwillow Holdings, LLC	Incorporated by reference to Exhibit 10.1 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 15, 2014 (File No. 001-11038)

14.1	Code of Ethics	Incorporated by reference to Exhibit 14.1 to NTIC’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 2004 (File No. 001-11038)

21.1	Subsidiaries of the Registrant	Filed herewith

23.1	Consent of Baker Tilly Virchow Krause, LLP	Filed herewith

31.1	Certification of President and Chief Executive Officer Pursuant to SEC Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

Item No.	Item	Method of Filing
32.1	Certification of President and Chief Executive Officer Pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of Chief Financial Officer Pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

99.1	Financial Statements of Excor Korrosionsschutz – Technologien und Produkte GmbH	To be filed by amendment

101

The following materials from Northern Technologies International Corporation’s Annual Report on Form 10-K for the fiscal year ended August 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Financial Statements

Filed herewith

__________________________

*	A management contract or compensatory plan or arrangement.