Form 10-Q
period 2015-11-30
NORTHERN TECHNOLOGIES INTERNATIONAL CORP
filed 2016-01-11
CIK 875582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2015

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

As of January 10, 2016, there were 4,538,317 shares of common stock of the registrant outstanding.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

FORM 10-Q

November 30, 2015

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

NTIC’s consolidated financial statements do not include the accounts of any of its joint ventures. Except as otherwise indicated, references in this report to NTIC’s joint ventures do not include: (1) NTIC’s majority-owned Brazilian subsidiary, Zerust Prevenção de Corrosão S.A.; (2) NTIC’s majority-owned subsidiary, NTI Asean LLC, which is a holding company that holds investments in eight entities that operate in the Association of Southeast Asian Nations (ASEAN) region, including the following countries: China (although the joint venture agreements for the Chinese joint venture were terminated as of December 31, 2014 and liquidation of this joint venture is anticipated), Indonesia, Korea, Malaysia, Philippines, Singapore, Taiwan and Thailand; or (3) NTIC’s majority-owned subsidiary, Natur-Tec India Private Limited, in India.

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AS OF NOVEMBER 30, 2015 (UNAUDITED)

AND AUGUST 31, 2015 (AUDITED)

	November 30, 2015	August 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,072,015	$2,623,981
Available for sale securities	528,867	2,027,441
Receivables:
Trade excluding joint ventures, less allowance for doubtful accounts of $40,000 at November 30, 2015 and August 31, 2015	3,637,387	4,027,167
Trade joint ventures	599,616	645,377
Fees for services provided to joint ventures	1,496,054	1,449,162
Income taxes	323,817	198,462
Inventories	7,628,754	7,468,441
Prepaid expenses	573,018	411,473
Deferred income taxes	424,108	424,108
Total current assets	18,283,636	19,275,612

PROPERTY AND EQUIPMENT, NET	7,394,484	7,293,163

OTHER ASSETS:
Investments in joint ventures	20,369,002	20,544,238
Investments at carrying value (Note 6)	1,883,668	1,883,668
Deferred income taxes	1,175,928	1,176,012
Patents and trademarks, net	1,245,060	1,262,219
Other	240,913	130,736
Total other assets	24,914,571	24,996,873
Total assets	$50,592,691	$51,565,648

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	2,324,787	2,101,175
Accrued liabilities:
Payroll and related benefits	768,783	1,056,257
Other	433,938	514,409
Total current liabilities	3,527,508	3,671,841

COMMITMENTS AND CONTINGENCIES (Note 13)

EQUITY:
Preferred stock, no par value; authorized 10,000 shares; none issued and outstanding	-	-
Common stock, $0.02 par value per share; authorized 10,000,000 shares; issued and outstanding 4,538,317 and 4,539,045, respectively	90,766	90,781
Additional paid-in capital	13,550,424	13,441,264
Retained earnings	34,288,520	34,522,871
Accumulated other comprehensive loss	(4,049,004)	(3,180,811)
Stockholders’ equity	43,880,706	44,874,105
Non-controlling interest	3,184,477	3,019,702
Total equity	47,065,183	47,893,807
Total liabilities and equity	$50,592,691	$51,565,648

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2015 AND 2014

	Three Months Ended
	November 30, 2015	November 30, 2014
NET SALES:
Net sales, excluding joint ventures	$6,501,410	$6,480,991
Net sales, to joint ventures	523,027	733,104
Total net sales	7,024,437	7,214,095

Cost of goods sold	4,875,423	4,806,611
Gross profit	2,149,014	2,407,484

JOINT VENTURE OPERATIONS:
Equity in income of joint ventures	983,753	1,606,683
Fees for services provided to joint ventures	1,485,429	2,133,670
Total joint venture operations	2,469,182	3,740,353

OPERATING EXPENSES:
Selling expenses	1,525,083	1,394,887
General and administrative expenses	1,857,613	1,538,262
Expenses incurred in support of joint ventures	316,994	527,117
Research and development expenses	1,004,097	1,049,913
Total operating expenses	4,703,787	4,510,179

OPERATING (LOSS) INCOME	(85,591)	1,637,658

INTEREST INCOME	14,173	15,127
INTEREST EXPENSE	(4,726)	(5,005)

(LOSS) INCOME BEFORE INCOME TAX EXPENSE	(76,144)	1,647,780

INCOME TAX (BENEFIT) EXPENSE	(3,502)	183,684

NET (LOSS) INCOME	(72,642)	1,464,096

NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	161,709	455,831

NET (LOSS) INCOME ATTRIBUTABLE TO NTIC	$(234,351)	$1,008,265

NET (LOSS) INCOME ATTRIBUTABLE TO NTIC PER COMMON SHARE:
Basic	$(0.05)	$0.22
Diluted	$(0.05)	$0.22

WEIGHTED AVERAGE COMMON SHARES ASSUMED OUTSTANDING:
Basic	4,538,371	4,518,973
Diluted	4,538,371	4,659,621

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPRENSIVE INCOME (LOSS) (UNAUDITED)

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2015 AND 2014

	Three Months Ended
	November 30, 2015	November 30, 2014

NET (LOSS) INCOME	$(72,642)	$1,464,096
Other comprehensive (LOSS) income – foreign currency translation adjustment	(865,128)	(1,276,216)

COMPREHENSIVE (LOSS) INCOME	(937,770)	187,880
COMPREHENSIVE INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	164,775	384,691
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO NTIC	$(1,102,545)	$(196,811)

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

THREE MONTHS ENDED NOVEMBER 30, 2015 AND 2014

	Three Months Ended
	November 30, 2015	November 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(72,642)	$1,464,096
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Stock-based compensation	121,854	143,897
Depreciation expense	159,048	117,690
Amortization expense	29,758	21,916
Loss on disposal of assets	-	12,561
Equity in income from joint ventures	(983,753)	(1,606,683)
Dividends received from joint ventures	320,786	85,641
Changes in current assets and liabilities:
Receivables:
Trade, excluding joint ventures	363,381	163,824
Trade, joint ventures	45,761	398,572
Fees for services provided to joint ventures	(46,892)	(156,332)
Income taxes	(133,668)	(154,937)
Inventories	(180,185)	276,298
Prepaid expenses and other	(153,831)	(338,643)
Accounts payable	258,792	(18,080)
Income tax payable	1,783	10,821
Accrued liabilities	(480,440)	(804,762)
Net cash used in operating activities	(750,248)	(384,121)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(264,188)	(470,711)
Proceeds from the sale of available for sale securities	1,498,574	1,495,167
Additions to patents	(12,599)	(52,397)
Net cash provided by investing activities	1,221,787	972,059

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividend received by non-controlling interest	-	(560,000)
Repurchase of common stock	(47,669)	-
Proceeds from employee stock purchase plan	34,963	22,620
Proceeds from exercise of stock options	-	99,450
Net cash used in financing activities	(12,706)	(437,930)

EFFECT OF EXCHANGE RATE CHANGES ON CASH:	(10,799)	(28,286)

NET INCREASE IN CASH AND CASH EQUIVALENTS	448,034	121,722
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,623,981	2,477,017

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,072,015	$2,598,739

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    INTERIM FINANCIAL INFORMATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all necessary adjustments, which are of a normal recurring nature, and present fairly the consolidated financial position of Northern Technologies International Corporation and its subsidiaries (the Company) as of November 30, 2015 and August 31, 2015 and the results of their operations for the three months ended November 30, 2015 and 2014 and their cash flows for the three months ended November 30, 2015 and 2014, in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).

These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s annual report on Form 10-K for the fiscal year ended August 31, 2015. These consolidated financial statements also should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section appearing in this report.

Operating results for the three months ended November 30, 2015 are not necessarily indicative of the results that may be expected for the full fiscal year ending August 31, 2016.

The Company evaluates events occurring after the date of the consolidated financial statements requiring recording or disclosure in the consolidated financial statements.

Certain amounts reported in the consolidated financial statements for the previous reporting period have been reclassified to conform to the current period presentation. Beginning in the second quarter of fiscal 2015, the Company reclassified dividends received from equity method from investing cash flows to operating cash flows on the consolidated statements of cash flows for all periods presented. The classification reflects the continued profitability and returns of those profits to its owners, including the Company. The reclassification did not impact net income (loss) or equity.

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

3.     INVENTORIES

Inventories consisted of the following:

	November 30, 2015	August 31, 2015
Production materials	$1,439,783	$1,445,014
Finished goods	6,188,971	6,023,427
	$7,628,754	$7,468,441

4.     PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	November 30, 2015	August 31, 2015
Land	$310,365	$310,365
Buildings and improvements	6,384,512	6,180,089
Machinery and equipment	4,145,174	4,090,619
	10,840,051	10,581,073
Less accumulated depreciation	(3,445,567)	(3,287,910)
	$7,394,484	$7,293,163

5.     PATENTS AND TRADEMARKS, NET

Patents and trademarks, net consisted of the following:

	November 30, 2015	August 31, 2015
Patents and trademarks	$2,452,622	$2,440,022
Less accumulated amortization	(1,207,562)	(1,177,803)
	$1,245,060	$1,262,219

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

Financial information from the audited and unaudited financial statements of the Company’s joint venture in Germany, Excor Korrosionsschutz – Technologien und Produkte GmbH (EXCOR) and all of the Company’s other joint ventures, are summarized as follows:

	November 30, 2015
	TOTAL	EXCOR	All Other
Current assets	$50,371,596	$25,060,815	$25,310,781
Total assets	53,883,178	26,925,906	26,957,272
Current liabilities	12,948,319	3,612,595	9,335,724
Noncurrent liabilities	89,930	-	89,930
Joint ventures’ equity	40,844,930	23,313,311	17,531,619
Northern Technologies International Corporation’s share of joint ventures’ equity	20,369,002	11,656,658	8,712,344
Northern Technologies International Corporation’s share of joint ventures’ undistributed earnings	$18,308,141	$11,625,753	$6,682,388

	Three Months Ended November 30, 2015
	Total	EXCOR	All Other
Net sales	$21,871,209	$8,207,696	$13,663,513
Gross profit	9,648,081	4,153,477	5,494,604
Net income	1,961,922	1,536,247	425,675
Northern Technologies International Corporation’s share of equity in income of joint ventures	$983,753	$768,123	$215,630

	August 31, 2015
	TOTAL	EXCOR	All Other
Current assets	$49,295,116	$22,620,323	$26,674,793
Total assets	52,853,938	24,606,880	28,247,058
Current liabilities	12,288,383	3,360,142	8,928,241
Noncurrent liabilities	1,215,139	-	1,215,139
Joint ventures’ equity	39,350,417	21,246,738	18,103,679
Northern Technologies International Corporation’s share of joint ventures’ equity	20,544,238	11,571,361	8,972,877
Northern Technologies International Corporation's share of joint ventures’ undistributed earnings	$18,483,377	$11,540,456	$6,942,921

	Three Months Ended November 30, 2014
	Total	EXCOR	Tianjin Zerust	All Other
Net sales	$29,120,852	$9,524,270	$3,735,457	$15,861,125
Gross profit	14,035,784	4,974,751	1,783,673	7,277,360
Net income	3,184,570	1,956,191	265,648	962,731
Northern Technologies International Corporation’s share of equity in income of joint ventures	$1,606,683	$978,096	$132,824	$495,763

On January 2, 2015, the Company announced that, effective as of December 31, 2014, the Company terminated its joint venture arrangement in China, Tianjin Zerust, and began the process of liquidating the joint venture entity. Since December 31, 2014, the Company has conducted business in China through a wholly-owned subsidiary, NTIC (Shanghai) Co. Ltd. (NTIC China). As of December 31, 2014, the Company started recognizing Tianjin Zerust based on its carrying value instead of the equity method since the Company no longer expects to significantly affect the joint venture’s operations or decision making. See note 7.

The Company records expenses that are directly attributable to the joint ventures on its consolidated statements of operations in the line item “Expenses incurred in support of joint ventures.” The expenses include items such as employee compensation and benefit expenses, travel expense and consulting expense. See Note 14 regarding the lawsuits filed in relation to Tianjin Zerust.

The Company did not make any joint venture investments during the three months ended November 30, 2015 and 2014.

7.     CHINA OPERATIONS

Effective December 31, 2014, the Company terminated its joint venture agreements with its previous joint venture in China, Tianjin Zerust, began the process of liquidating the joint venture entity, and commenced operations in China through a wholly-owned subsidiary, NTIC (Shanghai) Co. Ltd. on January 1, 2015. Effective December 31, 2014, the Company’s investment in Tianjin Zerust is reported at carrying value based on the Company’s decreased level of influence over the entity, and the Company has reclassified previously unrecognized gains on foreign currency translation from accumulated other comprehensive income. Any declines in the fair value are reflected as adjustments to the carrying value. No such adjustments were recorded during three months ended November 30, 2015.

Because of the lack of financial and other information received from Tianjin Zerust, it is possible that receipt of future financial and other information from Tianjin Zerust may impact the realization of the Company’s investment in and realization of a receivable from Tianjin Zerust. The last time the Company received financial information from Tianjin Zerust was through November 2014.  The Company, as of November 30, 2015, does not believe there are any triggering events that would require an impairment test.  The Company’s current net investment is approximately $1,130,200, which is 60% of its investment in Tianjin Zerust, which was $1,883,668 as of November 30, 2015.  The Company will continue to evaluate the realization of this asset on an ongoing basis and adjust if necessary.

The Company incurred expenses of $862,183 during three months ended November 30, 2015, related to the termination of the joint venture agreement with Tianjin Zerust, the initiation of the liquidation of Tianjin Zerust and the formation and initial operation of NTIC China. Such expenses consisted primarily of legal expenses and personnel expenses associated with the establishment of the subsidiary and the hiring of new personnel. These expenses are recorded as operating expenses on the consolidated statements of operations and are partially offset by the gross margin contribution from sales of NTIC China.

Because of the lack of financial and other information received from Tianjin Zerust, it is possible that if and when financial and other information is received from Tianjin Zerust that the Company may need to recognize an impairment charge on its investment in Tianjin Zerust. The Company estimates that its maximum exposure in terms of an impairment charge would be approximately $1,130,200, which is 60% of its investment in Tianjin Zerust, which was $1,883,668 as of November 30, 2015.

See Note 13 regarding pending litigation involving Tianjin Zerust.

8.     CORPORATE DEBT

The Company has a revolving line of credit with PNC Bank of $3,000,000. No amounts were outstanding under the line of credit as of both November 30, 2015 and August 31, 2015. At the option of the Company, outstanding advances under the line of credit bear interest at either (a) an annual rate based on LIBOR plus 2.15% for the applicable LIBOR interest period selected by the Company or (b) at the rate publicly announced by PNC Bank from time to time as its prime rate. Interest is payable in arrears (a) for the portion of advances bearing interest under the prime rate on the last day of each month during the term thereof and (b) for the portion of advances bearing interest under the LIBOR option on the last day of the respective LIBOR interest period selected for such advance. Any unpaid interest is payable on the maturity date. The revolving line of credit is secured by cash, receivables and inventory.

The line of credit is governed under a loan agreement. The loan agreement contains standard covenants, including affirmative financial covenants, such as the maintenance of a minimum fixed charge coverage ratio, and negative covenants, which, among other things, limit the incurrence of additional indebtedness, loans and equity investments, disposition of assets, mergers and consolidations and other matters customarily restricted in such agreements. Under the loan agreement, the Company is subject to a minimum fixed charge coverage ratio of 1.10:1.00. As of November 30, 2015, the Company was in compliance with all debt covenants.

On January 6, 2016, PNC Bank extended the maturity date of the line of credit from January 7, 2016 to January 7, 2017. All other terms of the line of credit and the loan agreement and other documents evidencing the line of credit remain the same.

9.     STOCKHOLDERS’ EQUITY

During the three months ended November 30, 2015, the Company repurchased and retired 3,166 shares of its common stock at a price of $15.07 per share. No stock options to purchase shares of common stock were exercised during the three months ended November 30, 2015

The Company granted stock options under the Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan (the 2007 Plan) to purchase an aggregate of 53,447 shares of its common stock to various employees and directors during the three months ended November 30, 2015. The weighted average per share exercise price of the stock options is $14.85, which is equal to the fair market value of the Company’s common stock on the date of grant.

During the three months ended November 30, 2014, the Company did not purchase or retire any shares of its common stock. The following stock options to purchase shares of common stock were exercised during the three months ended November 30, 2014:

Options Exercised	Exercise Price
18,000	$7.65

The Company granted stock options under the 2007 Plan to purchase an aggregate of 45,067 shares of its common stock to various employees and directors during the three months ended November 30, 2014. The weighted average per share exercise price of the stock options is $20.10, which is equal to the fair market value of the Company’s common stock on the date of grant.

10.      NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share assumes the exercise of stock options using the treasury stock method, if dilutive.

The following is a reconciliation of the earnings per share computation for the three months ended November 30, 2015 and 2014:

	Three Months Ended
	November 30, 2015	November 30, 2014
Numerator:
Net (loss) income attributable to NTIC	$(234,351)	$1,008,265

Denominator:
Basic – weighted shares outstanding	4,538,371	4,518,973
Weighted shares assumed upon exercise of stock options	-	140,648
Diluted – weighted shares outstanding	4,538,371	4,659,621
Basic (loss) earnings per share:	$(0.05)	$0.22
Diluted (loss) earnings per share:	$(0.05)	$0.22

The dilutive impact summarized above relates to the periods when the average market price of the Company’s common stock exceeded the exercise price of the potentially dilutive option securities granted. Earnings per common share were based on the weighted average number of common shares outstanding during the periods when computing the basic earnings per share. When dilutive, stock options are included as equivalents using the treasury stock market method when computing the diluted earnings per share. There were no options outstanding as of November 30, 2015 that were dilutive.

Excluded from the computation of diluted earnings per share for the three months ended November 30, 2015 were all options outstanding of 295,181 due to the Company’s net loss for the period.

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

The 2007 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, stock unit awards, performance awards and stock bonuses to eligible recipients to enable the Company and its subsidiaries to attract and retain qualified individuals through opportunities for equity participation in the Company, and to reward those individuals who contribute to the achievement of the Company’s economic objectives. Subject to adjustment as provided in the 2007 Plan, up to a maximum of 800,000 shares of the Company’s common stock are issuable under the 2007 Plan. Options granted under the 2007 Plan generally have a term of ten years and become exercisable over a three- or four-year period beginning on the one-year anniversary of the date of grant. Options are granted at per share exercise prices equal to the market value of the Company’s common stock on the date of grant. The Company issues new shares upon the exercise of options. As of November 30, 2015, only stock options and stock bonuses had been granted under the 2007 Plan.

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

The Company granted options to purchase an aggregate of 53,447 and 45,067 shares of its common stock during the three months ended November 30, 2015 and 2014, respectively. The fair value of option grants is determined at date of grant, using the Black-Scholes option pricing model with the assumptions listed below. The Company recognized compensation expense of $121,854 and $143,897 during the three months ended November 30, 2015 and 2014, respectively, related to the options that vested during such time period. As of November 30, 2015, the total compensation cost for nonvested options not yet recognized in the Company’s consolidated statements of operations was $544,984, net of estimated forfeitures. Stock-based compensation expense of $305,584 is expected through the remainder of fiscal year 2016, and $159,600 and $79,800 is expected to be recognized during fiscal 2017 and fiscal 2018, respectively, based on outstanding options as of November 30, 2015. Future option grants will impact the compensation expense recognized. Stock-based compensation expense is included in general and administrative expense on the consolidated statements of operations.

The Company currently estimates a ten percent forfeiture rate for stock options and continually reviews this estimate for future periods.

The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions and results for the grants:

	November 30,
	2015	2014
Dividend yield	0.00%	0.00%
Expected volatility	46.0%	46.6%
Expected life of option (years)	10	10
Average risk-free interest rate	1.63%	1.63%

The weighted average per share fair value of options granted during the three months ended November 30, 2015 and 2014 was $8.48 and $11.58, respectively. The weighted average remaining contractual life of the options outstanding as of November 30, 2015 and 2014 was 6.97 years and 6.75 years, respectively.

12.     GEOGRAPHIC AND SEGMENT INFORMATION

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

The following table sets forth the Company’s net sales for the three months ended November 30, 2015 and 2014 by segment:

	Three Months Ended
	November 30, 2015	November 30, 2014
ZERUST® net sales	$5,977,682	$6,238,071
Natur-Tec® net sales	1,046,755	976,024
Total net sales	$7,024,437	$7,214,095

The following table sets forth the Company’s cost of goods sold for the three months ended November 30, 2015 and 2014 by segment:

	November 30, 2015	% of Product Sales*	November 30, 2014	% of Product Sales*
Direct cost of goods sold
ZERUST®	$3,364,555	56.3%	$3,338,588	53.5%
Natur-Tec®	834,259	79.7%	782,575	80.2%
Indirect cost of goods sold	676,609	NA	685,448	NA
Total net cost of goods sold	$4,875,423		$4,806,611

*	The percent of segment sales is calculated by dividing the direct cost of goods sold for each individual segment category by the net sales for each segment category.

The Company utilizes product net sales and direct and indirect cost of goods sold for each product in reviewing the financial performance of a product type. Further allocation of Company expenses or assets, aside from amounts presented in the tables above, is not utilized in evaluating product performance, nor does such allocation occur for internal financial reporting.

Geographic Information

Net sales by geographic location for the three months ended November 30, 2015 and 2014 were as follows:

	Three Months Ended
	November 30, 2015	November 30, 2014
Inside the U.S.A. to unaffiliated customers	$1,661,631	$1,526,930
Outside the U.S.A. to:
Joint ventures in which the Company is a shareholder directly and indirectly	549,546	808,987
Unaffiliated customers	4,813,260	4,878,179
	$7,024,437	$7,214,095

Net sales by geographic location are based on the location of the customer.

Fees for services provided to joint ventures by geographic location as a percentage of total fees for services provided to joint ventures during the three months ended November 30, 2015 and 2014 were as follows:

	Three Months Ended
	November 30, 2015	% of Total Fees for Services Provided to Joint Ventures	November 30, 2014	% of Total Fees for Services Provided to Joint Ventures
Germany	$229,785	15.5%	$238,321	11.2%
Thailand	223,741	15.1%	140,634	6.6%
Korea	169,402	11.4%	191,499	9.0%
Poland	139,257	9.4%	171,223	8.0%
Japan	130,673	8.8%	160,341	7.5%
United Kingdom	108,911	7.3%	96,371	4.5%
France	89,673	6.0%	133,379	6.3%
India	80,451	5.4%	69,291	3.2%
Sweden	72,961	4.9%	86,920	4.1%
Finland	68,933	4.6%	93,522	4.4%
China	-	0.0%	516,139	24.2%
Other	171,642	11.6%	236,030	11.0%
	$1,485,429	100.0%	$2,133,670	100.0%

Sales to the Company’s joint ventures are included in the foregoing geographic and segment information, however, sales by the Company’s joint ventures to other parties are not included. The foregoing geographic and segment information represents only sales and cost of goods sold recognized directly by the Company.

The geographical distribution of key financial statement data is as follows:

	At November 30, 2015	At August 31, 2015
Brazil	$39,958	$46,918
India	15,337	16,402
China	120,410	45,220
United States	7,218,779	7,184,623
Total long-lived assets	$7,394,484	$7,293,163

	Three Months Ended
	November 30, 2015	November 30, 2014
Brazil	$448,268	$763,585
India	278,690	206,907
China	679,755	-
United States	5,617,724	6,243,603
Total net sales	$7,024,437	$7,214,095

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

13.      COMMITMENTS AND CONTINGENCIES

On August 18, 2015, the Compensation Committee of the Board of Directors of the Company approved the material terms of an annual bonus plan for the Company’s executive officers as well as certain officers and employees for the fiscal year ending August 31, 2016. For fiscal 2016 as in past years, the total amount available under the bonus plan for all plan participants, including executive officers, is dependent upon the Company’s earnings before interest, taxes and other income, as adjusted to take into account amounts to be paid under the bonus plan and certain other adjustments (Adjusted EBITOI). Each plan participant’s percentage of the overall bonus pool is based upon the number of plan participants, the individual’s annual base salary and the individual’s position and level of responsibility within the company. In the case of each of the Company’s executive officer participants, 75% of the amount of their individual bonus payout will be determined based upon the Company’s actual Adjusted EBITOI for fiscal 2016 compared to a pre-established target Adjusted EBITOI for fiscal 2016 and 25% of the payout will be determined based upon such executive officer’s achievement of certain pre-established individual performance objectives. The payment of bonuses under the plan are discretionary and may be paid to executive officer participants in both cash and shares of the Company’s common stock, the exact amount and percentages will be determined by the Company’s Board of Directors, upon recommendation of the Compensation Committee, after the completion of the Company’s consolidated financial statements for fiscal 2016. There was no accrual for management bonuses for the three months ended November 30, 2015 compared to an accrual of $240,000 for management bonuses for the three months ended November 30, 2014.

Four joint ventures (consisting of the Company’s joint ventures in Korea, India, Thailand and Tianjin Zerust) accounted for 64.4% of the Company’s trade joint venture receivables at November 30, 2015 and accounted for 67.0% of the Company’s trade joint venture receivables at August 31, 2015.

On March 23, 2015, the Company and NTI Asean filed a lawsuit in Tianjin No 1 Intermediate People’s Court against two individuals, Meng Tao and Xu Hui, related to breaches of duties and contractual commitments owed to NTI Asean under certain agreements related to the Company’s former joint venture in China, Tianjin Zerust Anti-Corrosion Technologies Ltd (Tianjin Zerust). The lawsuit alleges, among other things, that Mr. Meng Tao and Xu Hui have engaged in self-dealing, usurped business opportunities, and received economic benefits that were required to go to Tianjin Zerust. As of November 30, 2015, the Company is not able to reasonably estimate the amount of any recovery to NTI Asean, if any.

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

From time to time, the Company is subject to various other claims and legal actions in the ordinary course of its business. The Company records a liability in its consolidated financial statements for costs related to claims, including future legal costs, settlements and judgments, where the Company has assessed that a loss is probable and an amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range, the Company records the most probable estimate of the loss or the minimum amount when no amount within the range is a better estimate than any other amount. The Company discloses a contingent liability even if the liability is not probable or the amount is not estimable, or both, if there is a reasonable possibility that material loss may be have been incurred. In the opinion of management, as of November 30, 2015, the amount of liability, if any, with respect to these matters, individually or in the aggregate, will not materially affect the Company’s consolidated results of operations, financial position or cash flows.

14.     Fair Value Measurements

Assets and liabilities that are measured at fair value on a recurring basis primarily relate to marketable equity securities. These items are marked-to-market at each reporting period.

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurements Using Inputs Considered as
	Fair value as of November 30, 2015	Level 1	Level 2	Level 3
Available for sale securities	$528,867	$528,867	$-	$-

		Fair Value Measurements Using Inputs Considered as
	Fair value as of August 31, 2015	Level 1	Level 2	Level 3
Available for sale securities	$2,027,441	$2,027,441	$-	$-

There were no transfers between Level 1, Level 2, or Level 3 during the three months ended November 30, 2015 and 2014.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis provides material historical and prospective disclosures intended to enable investors and other users to assess NTIC’s financial condition and results of operations. Statements that are not historical are forward-looking and involve risks and uncertainties discussed under the heading “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward-Looking Statements” in this report and under “Part 1. Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended August 31, 2015 and “Part II. Item 1A. Risk Factors” in this report. The following discussion of the results of the operations and financial condition of NTIC should be read in conjunction with NTIC’s consolidated financial statements and the related notes thereto included under the heading “Part I. Item 1. Financial Statements.”

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

Natur-Tec® biobased and compostable plastics are manufactured using NTIC’s patented and/or proprietary technologies and are intended to replace conventional petroleum-based plastics. The Natur-Tec® biopolymer resin compound portfolio includes formulations that have been optimized for a variety of applications including blown-film extrusion, extrusion coating, injection molding, and engineered plastics. These resins are fully biodegradable in a composting environment and are currently being used to produce finished products including can liners, shopping and grocery bags, lawn and leaf bags, pet waste collection bags, cutlery, packaging foam and coated paper products. In North America, NTIC markets its Natur-Tec® resins and finished products primarily through a network of regional and national distributors as well as independent agents. NTIC continues to see significant opportunities for finished bioplastic products and, therefore, continues to strengthen and expand its North American distribution network for finished Natur-Tec® bioplastic products. Internationally, NTIC sells its Natur-Tec® resins and finished products both directly and through its majority- owned subsidiary in India, Natur-Tec India Private Limited (Natur-Tec India), and through certain joint ventures. In November 2014, NTIC entered into an agreement with NatureWorks LLC for joint marketing and sales of Ingeo® based packaging solutions to customers in India. With recent Indian government mandates banning use of non-biodegradable plastics in certain types of food and consumer packaging, NTIC expects the market in India for bioplastic packaging solutions to grow substantially.

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

During fiscal 2015, NTIC incurred approximately $1,640,000 and during the first quarter of fiscal 2016, NTIC incurred approximately $862,000 in expenses related either directly or indirectly to the establishment and initial business operations of NTIC China, the termination of the joint venture agreements with Tianjin Zerust and its pending litigation against Mr. Tao Meng and his spouse and Cortec Corporation, and the anticipated liquidation of Tianjin Zerust. These expenses are recorded as selling, general and administrative expenses and expenses incurred in support of joint ventures on the consolidated statements of operations.

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

NTIC considers EXCOR to be individually significant to NTIC’s consolidated assets and income; and therefore, provides certain additional information regarding EXCOR in the notes to NTIC’s consolidated financial statements and in this section of this report.

Financial Overview

NTIC’s management, including its chief executive officer who is NTIC’s chief operating decision maker, reports and manages NTIC’s operations in two reportable business segments based on products sold, customer base and distribution center: ZERUST® products and services and Natur-Tec® products.

NTIC’s consolidated net sales decreased 2.6% during the three months ended November 30, 2015 compared to the three months ended November 30, 2014. This decrease was primarily a result of a decrease in sales of ZERUST® rust and corrosion inhibiting packaging products and sales to joint ventures, partially offset by an increase in sales of Natur-Tec® products.

During the three months ended November 30, 2015, 85.1% of NTIC’s consolidated net sales were derived from sales of ZERUST® products and services, which decreased 4.2% to $5,977,682 compared to $6,238,071 for the three months ended November 30, 2014. This decrease was due to lower sales from existing customers for new and existing products. NTIC has expanded its sales efforts of ZERUST® products and services by strategically targeting customers with specific corrosion issues in new market areas, including the oil and gas industry and other industrial sectors that offer sizable growth opportunities. NTIC’s consolidated net sales for the three months ended November 30, 2015 included $340,239 of sales made to customers in the oil and gas industry compared to $502,192 for the three months ended November 30, 2014. Overall demand for ZERUST® products and services depends heavily on the overall health of the markets in which NTIC sells its products, including the automotive, oil and gas, agriculture, and mining markets in particular. In addition, we believe demand for ZERUST® products and services in the oil and gas industry may be dependent upon oil prices, with low oil prices causing existing or potential customers to delay purchases and installations.

During the three months ended November 30, 2015, 14.9% of NTIC’s consolidated net sales were derived from sales of Natur-Tec® products compared to 13.5% during the three months ended November 30, 2014. Net sales of Natur-Tec® products increased 7.2% during the three months ended November 30, 2015 compared to the three months ended November 30, 2014 primarily due to an increase in finished product sales in North America and finished product sales at NTIC’s majority-owned subsidiary in India, Natur-Tec India Private Limited (Natur-Tec India).

Cost of goods sold as a percentage of net sales increased to 69.4% during the three months ended November 30, 2015 compared to 66.6% during the three months ended November 30, 2014 primarily as a result of increased sales of Natur-Tec® products which carry lower margins than NTIC’s ZERUST® products and services.

NTIC’s equity in income of joint ventures decreased 38.8% to $983,753 during the three months ended November 30, 2015 compared to $1,606,683 during the three months ended November 30, 2014. This decrease was primarily due to decreases in profitability at the joint ventures, decreases associated with the anticipated liquidation of Tianjin Zerust and adverse effects of foreign currency exchange rate fluctuations, including in particular, the Euro compared to the U.S. dollar. NTIC recognized a 30.4% decrease in fees for services provided to joint ventures during the three months ended November 30, 2015 compared to the three months ended November 30, 2014 primarily due to the anticipated liquidation of Tianjin Zerust. Fees for services provided to Tianjin Zerust decreased $516,139 to $0 during the three months ended November 30, 2015 compared to $516,139 during the three months ended November 30, 2014. Additionally, total net sales of NTIC’s joint ventures decreased 24.9% to $21,871,209 during the three months ended November 30, 2015 compared to $29,120,852 for the three months ended November 30, 2014 due primarily to the anticipated liquidation of Tianjin Zerust, which had sales of $3,735,457 during the three months ended November 30, 2014, and the adverse effects of foreign currency exchange rate fluctuations, including in particular, the Euro compared to the U.S. dollar.

NTIC’s total operating expenses increased 4.3% to $4,703,787 during the three months ended November 30, 2015 compared to $4,510,179 for the three months ended November 30, 2014. This increase was primarily due to $504,385 in expenses related to the formation and establishment of NTIC China and the anticipated liquidation of Tianjin Zerust. Such expenses consisted primarily of legal expenses and personnel expenses associated with the establishment of the subsidiary, the hiring of new personnel and initial operations.

NTIC expenses all costs related to product research and development as incurred. NTIC incurred $1,004,097 and $1,049,913 of expense during the three months ended November 30, 2015 and 2014, respectively, in connection with its research and development activities. NTIC anticipates that it will spend between $4,000,000 and $4,400,000 in total during fiscal 2016 on research and development activities related to its new technologies.

Net (loss) income attributable to NTIC decreased 123.2% to a net loss of $(234,351), or $(0.05), per diluted common share, for the three months ended November 30, 2015 compared to net income of $1,008,265, or $0.22 per diluted common share, for the three months ended November 30, 2014. This decrease was primarily the result of the decreases in income from NTIC’s joint venture operations and the decrease in gross profit.

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

NTIC’s working capital was $14,756,128 at November 30, 2015, including $3,072,015 in cash and cash equivalents and $528,867 in available for sale securities, compared to $15,603,771 at August 31, 2015, including $2,623,981 in cash and cash equivalents and $2,027,441 in available for sale securities.

Results of Operations

The following table sets forth NTIC’s results of operations for the three months ended November 30, 2015 and 2014.

	Three Months Ended
	November 30, 2015	% of Net Sales	November 30, 2014	% of Net Sales	$ Change	% Change
Net sales, excluding joint ventures	$6,501,410	92.6%	$6,480,991	89.8%	$20,419	0.3%
Net sales, to joint ventures	523,027	7.4%	733,104	10.2%	(210,077)	(28.7%)
Cost of goods sold	4,875,423	69.4%	4,806,611	66.6%	68,812	1.4%
Equity in income of joint ventures	983,753	14.0%	1,606,683	22.3%	(622,930)	(38.8%)
Fees for services provided to joint ventures	1,485,429	21.1%	2,133,670	29.6%	(648,241)	(30.4%)
Selling expenses	1,525,083	21.7%	1,394,887	19.3%	130,196	9.3%
General and administrative expenses	1,857,613	26.4%	1,538,262	21.3%	319,351	20.8%
Expenses incurred in support of joint ventures	316,994	4.5%	527,117	7.3%	(210,123)	(39.9%)
Research and development expenses	1,004,097	14.3%	1,049,913	14.6%	(45,816)	(4.4%)

Net Sales. NTIC’s consolidated net sales decreased 2.6% to $7,024,437 during the three months ended November 30, 2015 compared to the three months ended November 30, 2014. This decrease was primarily a result of a decrease in net sales to joint ventures. NTIC’s consolidated net sales to unaffiliated customers excluding NTIC’s joint ventures increased 0.3% to $6,501,410 during the three months ended November 30, 2015 compared to the same period in fiscal 2015. This increase was primarily a result of increased demand from the addition of new customers at NTI China and an increase in sale of our Natur-Tec® products. Net sales to joint ventures decreased 28.7% to $523,027 during the three months ended November 30, 2015 compared to the same period in fiscal 2015. This decrease was primarily a result of lower demand for ZERUST® products and services and adverse effects of foreign currency exchange rates.

The following table sets forth NTIC’s net sales by product category for the three months ended November 30, 2015 and 2014 by segment:

	Three Months Ended
	November 30, 2015	November 30, 2014	$ Change	% Change
Total ZERUST® sales	$5,977,682	$6,238,071	$(260,389)	(4.2%)
Total Natur-Tec® sales	1,046,755	976,024	70,731	7.2%
Total net sales	$7,024,437	$7,214,095	$(189,658)	(2.6%)

During the three months ended November 30, 2015, 85.1% of NTIC’s consolidated net sales were derived from sales of ZERUST® products and services, which decreased 4.2% to $5,977,682 during the three months ended November 30, 2015 compared to $6,238,071 during the same period in fiscal 2015. NTIC has strategically focused its sales efforts for ZERUST® products and services on customers with sizeable corrosion problems in industry sectors that offer sizable growth opportunities, including the oil and gas sector. Overall demand for ZERUST® products and services depends heavily on the overall health of the market segments to which NTIC sells its products, including the automotive, oil and gas, agriculture, and mining markets in particular. In addition, we believe demand for ZERUST® products and services in the oil and gas industry may be dependent upon oil prices, with low oil prices causing existing or potential customers to delay purchases and installations.

The following table sets forth NTIC’s net sales of ZERUST® products for the three months ended November 30, 2015 and 2014:

	Three Months Ended
	November 30, 2015	November 30, 2014	$ Change	% Change
ZERUST® industrial net sales	$5,119,093	$5,002,775	$116,318	2.3%
ZERUST® joint venture net sales	518,350	733,104	(214,754)	(29.3%)
ZERUST® oil & gas net sales	340,239	502,192	(161,953)	(32.2%)
Total ZERUST® net sales	$5,977,682	$6,238,071	$(260,389)	(4.2%)

NTIC’s net sales to the oil and gas industry sector decreased during the three months ended November 30, 2015 compared to the prior fiscal year period primarily as a result of decreased sales in Brazil. We also believe our sales of ZERUST® products and services into the oil and gas industry during the three months ended November 30, 2015 may have been adversely affected by low oil prices. NTIC anticipates that its sales of ZERUST® products and services into the oil and gas industry will continue to remain subject to significant volatility from quarter to quarter as sales are recognized.

During the three months ended November 30, 2015, 14.9% of NTIC’s consolidated net sales were derived from sales of Natur-Tec® products, which increased 7.2% to $1,046,755 during the three months ended November 30, 2015 compared to the three months ended November 30, 2014. Demand for Natur-Tec® products around the world depends primarily on market acceptance and the reach of NTIC’s distribution network. Because of the typical size of individual orders and overall size of NTIC’s net sales derived from sales of Natur-Tec® products, the timing of one or more orders can materially affect NTIC’s quarterly sales of Natur-Tec® products and the comparisons to prior fiscal year quarters.

Cost of Goods Sold. Cost of goods sold increased 1.4% for the three months ended November 30, 2015 compared to the three months ended November 30, 2014. Cost of goods sold as a percentage of net sales increased to 69.4% for the three months ended November 30, 2015 compared to 66.6% for the three months ended November 30, 2014 primarily as a result of increased sales of Natur-Tec® products which carry lower margins than NTIC’s ZERUST® products and services.

Equity in Income of Joint Ventures. NTIC’s equity in income of joint ventures decreased 38.8% to $983,753 during the three months ended November 30, 2015 compared $1,606,683 during the three months ended November 30, 2014. This decrease was primarily a result of decreases in profitability at the joint ventures, partially offset by decreases in profitability associated with the anticipated liquidation of Tianjin Zerust and adverse effects of foreign currency exchange rate fluctuations, including in particular, the Euro compared to the U.S. dollar. Of the total equity in income of joint ventures, NTIC had equity in income of joint ventures of $768,123 attributable to EXCOR during the three months ended November 30, 2015 compared to $978,096 during the three months ended November 30, 2014.

Fees for Services Provided to Joint Ventures. NTIC recognized fee income for services provided to joint ventures of $1,485,429 during the three months ended November 30, 2015 compared to $2,133,670 during the three months ended November 30, 2014, representing a decrease of $648,241, or 30.4%. Fee income for services provided to joint ventures is a function of the sales made by NTIC’s joint ventures. Total net sales of NTIC’s joint ventures decreased 24.9% to $21,871,209 during the three months ended November 30, 2015 compared to $29,120,852 for the three months ended November 30, 2014 due primarily to the anticipated liquidation of Tianjin Zerust and adverse effects of foreign currency exchange rates. Net sales of NTIC’s joint ventures are not included in NTIC’s consolidated financial statements. Of the total fee income for services provided to its joint ventures, fees of $229,785 were attributable to EXCOR during the three months ended November 30, 2015 compared to $238,321 attributable to EXCOR during the three months ended November 30, 2014.

Selling Expenses. NTIC’s selling expenses increased 9.3% for the three months ended November 30, 2015 compared to the same period in fiscal 2015 due to expenses related to the formation and establishment of NTIC China’s operations. Such expenses consisted primarily of personnel expenses associated with the establishment of the subsidiary, the hiring of new personnel and initial operations. Selling expenses as a percentage of net sales increased to 21.7% for the three months ended November 30, 2015, from 19.3% during the three months ended November 30, 2014 due primarily to the decrease in net sales and increase in selling expenses, as previously described.

General and Administrative Expenses. NTIC’s general and administrative expenses increased 20.8% for the three months ended November 30, 2015 compared to the same period in fiscal 2015 due primarily to expenses incurred to establish and operate NTIC China. As a percentage of net sales, general and administrative expenses increased to 26.4% for the three months ended November 30, 2015 from 21.3% for the three months ended November 30, 2014 due primarily to the decrease in net sales and increase in general and administrative expenses, as previously described.

Expenses Incurred in Support of Joint Ventures. Expenses incurred in support of NTIC’s joint ventures were $316,994 during the three months ended November 30, 2015 compared to $527,117 during the three months ended November 30, 2014, representing an decrease of 39.9%. This decrease was primarily the result of expenses incurred by NTIC’s Chinese operations being classified as selling expenses and general and administrative expenses upon the formation of NTIC’s subsidiary in January 2015.

Research and Development Expenses. NTIC’s research and development expenses decreased 4.4% for the three months ended November 30, 2015 compared to the same period in fiscal 2015 due primarily to decreases in personnel and consulting expenses.

Interest Income. NTIC’s interest income decreased to $14,173 during the three months ended November 30, 2015 compared to $15,127 during the three months ended November 30, 2014 due to lower average cash balances.

Interest Expense. NTIC’s interest expense decreased to $4,726 during the three months ended November 30, 2015 compared to $5,005 during the three months ended November 30, 2014.

(Loss) Income Before Income Tax Expense. NTIC incurred a loss before income tax expense equal to $(76,144) for the three months ended November 30, 2015 compared to income before income tax expense of $1,647,780 for the three months ended November 30, 2014.

Income Tax (Benefit) Expense. Income tax (benefit) expense was $(3,502) during the three months ended November 30, 2015 compared to tax expense of $183,684 during the three months ended November 30, 2014. Income tax expense was calculated based on management’s estimate of NTIC’s annual effective income tax rate.

NTIC considers the earnings of certain foreign joint ventures to be indefinitely invested outside the United States on the basis of estimates that NTIC’s future domestic cash generation will be sufficient to meet future domestic cash needs. As a result, U.S. income and foreign withholding taxes have not been recognized on the cumulative undistributed earnings of $18,308,141 and $18,483,377 at November 30, 2015 and August 31, 2015, respectively. To the extent undistributed earnings of NTIC’s joint ventures are distributed in the future, they are not expected to result in any material additional income tax liability after the application of foreign tax credits.

Other Comprehensive (Loss) Income - Foreign Currency Translations Adjustment. The significant changes in the foreign currency translations adjustment was due to the strengthening of the U.S. dollar compared to the Euro and other foreign currencies during the three months ended November 30, 2015 compared to the same period in fiscal 2015.

Liquidity and Capital Resources

Sources of Cash and Working Capital. NTIC’s working capital was $14,756,128 at November 30, 2015, including $3,072,015 in cash and cash equivalents and $528,867 in available for sale securities, compared to $15,603,771 at August 31, 2015, including $2,623,981 in cash and cash equivalents and $2,027,441 in available for sale securities.

As of November 30, 2015, NTIC had a revolving line of credit with PNC Bank of $3,000,000, with no amounts outstanding. The line of credit is evidenced by an amended and restated committed line of credit note in the principal amount of up to $3,000,000. The line of credit has a $1,200,000 standby letter of credit sub-facility, with any standby letters of credit issued thereunder being at the sole discretion of PNC Bank.

On January 6, 2016, PNC Bank extended the maturity date of the line of credit from January 7, 2016 to January 7, 2017. All other terms of the line of credit and the loan agreement and other documents evidencing the line of credit remain the same. It is anticipated that, as historically has been the practice, the line of credit will be renewed each year for one additional year for the immediate foreseeable future.

NTIC believes that a combination of its existing cash and cash equivalents, forecasted cash flows from future operations, anticipated distributions of earnings, anticipated fees to NTIC for services provided to its joint ventures, and funds available through existing or anticipated financing arrangements, will be adequate to fund its existing operations, investments in new or existing joint ventures or subsidiaries, capital expenditures, debt repayments and any stock repurchases for at least the next 12 months. During the remainder of fiscal 2016, NTIC expects to continue to invest in NTIC China, research and development and in marketing efforts and resources into the application of its corrosion prevention technology into the oil and gas industry and its Natur-Tec® bio-plastics business. In order to take advantage of such new product and market opportunities to expand its business and increase its revenues, NTIC may decide to finance such opportunities by borrowing under its revolving line of credit or raising additional financing through the issuance of debt or equity securities. There is no assurance that any financing transaction will be available on terms acceptable to NTIC or at all, or that any financing transaction will not be dilutive to NTIC’s current stockholders.

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

Uses of Cash and Cash Flows. Net cash used in operating activities during the three months ended November 30, 2015 was $750,248, which resulted principally from NTIC’s equity in income from joint ventures and a decrease in accrued liabilities and increases in receivables and prepaid expenses, partially offset by dividends received by joint ventures, depreciation and amortization. Net cash used in operating activities during the three months ended November 30, 2014 was $384,121, which resulted principally from NTIC’s equity in income from joint ventures and a decrease in accrued liabilities and increases in receivables and prepaid expenses, partially offset by NTIC’s net income, depreciation and amortization.

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

NTIC experienced a decrease in trade receivables and an increase in inventory as of November 30, 2015 compared to August 31, 2015. Trade receivables excluding joint ventures as of November 30, 2015 decreased $389,780 compared to August 31, 2015, primarily related to miscellaneous differences in the timing of collections and the decrease in sales.

Outstanding trade receivables excluding joint ventures balances as of November 30, 2015 increased one day to an average of 51 days from balances outstanding from these customers as of August 31, 2015.

Outstanding trade receivables from joint ventures as of November 30, 2015 decreased $45,761 compared to August 31, 2015 primarily due to the timing of payments. Outstanding balances from trade receivables from joint ventures increased an average of 11 days from an average of 93 days from balances outstanding from these customers compared to August 31, 2015. The significant average days outstanding of trade receivables from joint ventures as of November 30, 2015 were primarily due to the receivables balances at NTIC’s joint venture in South Korea and Tianjin Zerust. Because of the lack of financial and other information received from Tianjin Zerust, it is possible that if and when financial and other information is received from Tianjin Zerust that NTIC may need to recognize an impairment charge on its receivable from Tianjin Zerust. NTIC estimates that its maximum exposure in terms of an impairment charge on this receivable would be approximately $114,000.

Outstanding receivables for services provided to joint ventures as of November 30, 2015 increased $46,892 compared to August 31, 2015 and decreased 12 days to an average of 92 days compared to August 31, 2015.

Net cash provided by investing activities for the three months ended November 30, 2015 was $1,221,787, which was primarily the result of cash proceeds from the sale of available for sale securities, partially offset by additions to property and equipment and additions to patents. Net cash provided by investing activities for the three months ended November 30, 2014 was $972,059, which was primarily the result of cash proceeds from the sale of available for sale securities, partially offset by additions to property and equipment and additions to patents.

Net cash used in financing activities for the three months ended November 30, 2015 was $12,706, which resulted from stock repurchases, partially offset by proceeds from NTIC’s employee stock purchase plan. Net cash used in financing activities for the three months ended November 30, 2014 was $437,930, which resulted from a dividend paid to a non-controlling interest, partially offset by proceeds from stock option exercises and NTIC’s employee stock purchase plan.

Share Repurchase Plan. On January 15, 2015, NTIC’s Board of Directors authorized the repurchase of up to $3,000,000 in shares of NTIC common stock through open market purchases or unsolicited or solicited privately negotiated transactions. This program has no expiration date but may be terminated by NTIC’s Board of Directors at any time. As of November 30, 2015, up to $2,927,927 in shares of NTIC common stock remained available for repurchase under NTIC’s stock repurchase program.

Capital Expenditures and Commitments. NTIC spent $264,188 on capital expenditures during the three months ended November 30, 2015, which related primarily to the purchase of new equipment. NTIC expects to spend an aggregate of approximately $300,000 to $400,000 on capital expenditures during fiscal 2016, which will relate primarily to the purchase of new equipment.

Contractual Obligations

There has been no material change to NTIC’s contractual obligations as provided in “Part II. Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations,” included in NTIC’s annual report on Form 10-K for the fiscal year ended August 31, 2015.

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

At the option of NTIC, outstanding advances under NTIC’s $3,000,000 revolving line of credit with PNC Bank bear interest at either (a) an annual rate based on LIBOR plus 2.15% for the applicable LIBOR interest period selected by NTIC or (b) at the rate publicly announced by PNC Bank from time to time as its prime rate, and thus may subject NTIC to some market risk on interest rates. As of November 30, 2015, NTIC had no borrowings under the line of credit.

Critical Accounting Policies and Estimates

There have been no material changes to NTIC’s critical accounting policies and estimates from the information provided in “Part II. Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies”, included in NTIC’s annual report on Form 10-K for the fiscal year ended August 31, 2015.

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

Forward-looking statements are based on current expectations about future events affecting NTIC and are subject to uncertainties and factors that affect all businesses operating in a global market as well as matters specific to NTIC. These uncertainties and factors are difficult to predict and many of them are beyond NTIC’s control. The following are some of the uncertainties and factors known to us that could cause NTIC’s actual results to differ materially from what NTIC has anticipated in its forward-looking statements:

•	The establishment of NTIC China, the termination of the joint venture agreements with Tianjin Zerust, the pending litigation against Mr. Tao Meng and Cortec Corporation and the anticipated liquidation of Tianjin Zerust and the effect on NTIC’s business and future operating results, including possible future impairment charges on NTIC’s investment in Tianjin Zerust and a receivable from Tianjin Zerust;

•	The effect of current worldwide economic conditions, the European sovereign debt crisis and turmoil and disruption in the global credit and financial markets on NTIC’s business;

•	The variability in NTIC’s sales of ZERUST® products and services into oil and gas industry and Natur-Tec® products and NTIC’s equity income of joint ventures, which variability in sales and equity in income of joint venture in turn, subject NTIC’s earnings to quarterly fluctuations;

•	Risks associated with NTIC’s international operations and exposure to fluctuations in foreign currency exchange rates and import duties and taxes;

•	The health of the U.S. automotive industry on NTIC’s business;

•	NTIC’s dependence on the success of its joint ventures and fees and dividend distributions that NTIC receives from them;

•	NTIC’s relationships with its joint ventures and its ability to maintain those relationships, especially in light of anticipated succession planning issues;

•	NTIC’s dependence upon sales by Zerust Brazil to Petroleo Brasileiro S.A. (Petrobras), an oil company located in Brazil, and the effect of such sales on NTIC’s quarterly operating results, including in particular its net sales and margins;

•	Fluctuations in the cost and availability of raw materials, including resins and other commodities;

•	The success of and risks associated with NTIC’s emerging new businesses and products and services, including in particular NTIC’s ability and the ability of NTIC’s joint ventures to sell ZERUST® products and services into oil and gas industry and Natur-Tec® products and the often lengthy and extensive sales process involved in selling such products and services;

•	NTIC’s ability to introduce new products and services that respond to changing market conditions and customer demand;

•	Market acceptance of NTIC’s existing and new products, especially in light of existing and new competitive products;

•	Maturation of certain existing markets for NTIC’s ZERUST® products and services and NTIC’s ability to grow market share and succeed in penetrating other existing and new markets;

•	Increased competition, especially with respect to NTIC’s ZERUST® products and services, and the effect of such competition on NTIC’s and its joint ventures’ pricing, net sales and margins;

•	NTIC’s reliance upon and its relationships with its distributors, independent sales representatives and joint ventures;

•	NTIC’s reliance upon suppliers;

•	Oil prices, which may affect sales of NTIC’s ZERUST® products and services into the oil and gas industry;

•	The costs and effects of complying with laws and regulations and changes in tax, fiscal, government and other regulatory policies, including rules relating to environmental, health and safety matters;

•	Unforeseen product quality or other problems in the development, production and usage of new and existing products;

•	Unforeseen production expenses incurred in connection with new customers and new products;

•	Loss of or changes in executive management or key employees;

•	Ability of management to manage around unplanned events;

•	Pending and future litigation;

•	NTIC’s reliance on its intellectual property rights and the absence of infringement of the intellectual property rights of others;

•	NTIC’s ability to maintain effective internal control over financial reporting, especially in light of its accelerated filer status and its joint venture arrangements;

•	Changes in applicable laws or regulations and NTIC’s failure to comply with applicable laws, rules and regulations;

•	Changes in generally accepted accounting principles and the effect of new accounting pronouncements;

•	Fluctuations in NTIC’s effective tax rate; and

•	NTIC’s reliance upon its management information systems.

For more information regarding these and other uncertainties and factors that could cause NTIC’s actual results to differ materially from what NTIC has anticipated in its forward-looking statements or otherwise could materially adversely affect its business, financial condition or operating results, see NTIC’s annual report on Form 10-K for the fiscal year ended August 31, 2015 under the heading “Part I. Item 1A. Risk Factors.”

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

At the option of NTIC, outstanding advances under NTIC’s $3,000,000 revolving line of credit with PNC Bank bear interest at either (a) an annual rate based on LIBOR plus 2.15% for the applicable LIBOR interest period selected by NTIC or (b) at the rate publicly announced by PNC Bank from time to time as its prime rate, and thus may subject NTIC to some market risk on interest rates. As of November 30, 2015, NTIC had no borrowings under the line of credit.

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

Changes in Internal Control over Financial Reporting

There was no change in NTIC’s internal control over financial reporting that occurred during the quarter ended November 30, 2015 that has materially affected, or is reasonably likely to materially affect NTIC’s internal control over financial reporting.

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

On April 21, 2015, NTIC and NTI Asean initiated a lawsuit in the District Court for the Second Judicial District, County of Ramsey, State of Minnesota against Cortec Corporation alleging, among other things, that Cortec Corporation aided and abetted breaches of duties and contractual commitments owed to the Company and NTI Asean related to NTIC’s joint venture in China, Tianjin Zerust. On November 4, 2015, NTIC and NTI Asean were permitted to file an amended complaint adding new counts, including, but not limited to, one for breach of contract, arising out of Cortec’s breach of a 2005 Settlement Agreement and Consent Order. The case was subsequently assigned to the complex civil jury trial calendar, extending deadlines for discovery and trial. The current discovery deadline is September 23, 2016 and the trial will be scheduled during the March 27-April 14, 2017 jury trial block in Ramsey County. The parties attended a court ordered mediation on September 24, 2015 which did not result in a settlement. A second mediation deadline of August 12, 2016 was set by the court in the amended scheduling order.

ITEM 1A. RISK FACTORS

NTIC is affected by risks specific to NTIC as well as factors that affect all businesses operating in a global market. For a discussion of the specific risks that could materially adversely affect NTIC’s business, financial condition or operating results, please see NTIC’s annual report on Form 10-K for the fiscal year ended August 31, 2015 under the heading “Part I — Item 1A. Risk Factors.” There have been no material changes to the risk factors as disclosed in that report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Equity Securities

During the three months ended November 30, 2015, NTIC did not issue any shares of its common stock or other equity securities of NTIC that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

The following table shows NTIC’s first quarter of fiscal 2016 stock repurchase activity.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
September 1, 2015 through September 30, 2015	3,166	$15.07	0	(1)
October 1, 2015 through October 31, 2015	0	N/A	0	(1)
November 1, 2015 through November 30, 2015	0	N/A	0	(1)(2)
Total	3,166	$15.07	0	(1)(2)

(1)	On January 15, 2015, NTIC’s Board of Directors authorized the repurchase of up to $3,000,000 in shares of NTIC common stock through open market purchases or unsolicited or solicited privately negotiated transactions. This program has no expiration date but may be terminated by NTIC’s Board of Directors at any time.

(2)	As of November 30, 2015, up to $2,927,927 in shares of NTIC common stock remained available for repurchase under NTIC’s stock repurchase program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On January 6, 2016, PNC Bank extended the maturity date of NTIC’s line of credit with PNC Bank from January 7, 2016 to January 7, 2017. All other terms of the line of credit and the loan agreement and other documents evidencing the line of credit remain the same.

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

ITEM 6. EXHIBITS

The following exhibits are being filed or furnished with this quarterly report on Form 10-Q:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101	The following materials from NTIC’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Comprehensive Income (Loss), (iv) the unaudited Consolidated Statements of Cash Flows, and (v) Notes to Condensed Financial Statements (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

Date: January 11, 2016	Matthew C. Wolsfeld, CPA
Chief Financial Officer
(Principal Financial and Accounting Officer and
Duly Authorized to Sign on Behalf of the Registrant)

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
QUARTERLY REPORT ON FORM 10-Q

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101	The following materials from Northern Technologies International Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Comprehensive Income (Loss), (iv) the unaudited Consolidated Statements of Cash Flows, and (v) Notes to Condensed Financial Statements	Filed herewith

