Form 10-Q
period 2016-02-29
NORTHERN TECHNOLOGIES INTERNATIONAL CORP
filed 2016-04-11
CIK 875582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2016

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

As of April 8, 2016, there were 4,536,022 shares of common stock of the registrant outstanding.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

FORM 10-Q

February 29, 2016

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AS OF FEBRUARY 29, 2016 (UNAUDITED)

AND AUGUST 31, 2015 (AUDITED)

	February 29, 2016	August 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,531,340	$2,623,981
Available for sale securities	2,733,079	2,027,441
Receivables:
Trade excluding joint ventures, less allowance for doubtful accounts of $40,000 at February 29, 2016 and August 31, 2015	4,139,536	4,027,167
Trade joint ventures	764,017	645,377
Fees for services provided to joint ventures	1,206,625	1,449,162
Income taxes	541,431	198,462
Inventories	7,300,153	7,468,441
Prepaid expenses	586,042	411,473
Deferred income taxes	424,108	424,108
Total current assets	20,226,331	19,275,612

PROPERTY AND EQUIPMENT, NET	7,310,826	7,293,163

OTHER ASSETS:
Investments in joint ventures	17,952,996	20,544,238
Investments at carrying value (Note 7)	1,883,668	1,883,668
Deferred income taxes	1,175,290	1,176,012
Patents and trademarks, net	1,230,760	1,262,219
Other	218,954	130,736
Total other assets	22,461,668	24,996,873
Total assets	$49,998,825	$51,565,648

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,866,737	$2,101,175
Accrued liabilities:
Payroll and related benefits	475,634	1,056,257
Other	402,903	514,409
Total current liabilities	2,745,274	3,671,841

COMMITMENTS AND CONTINGENCIES (Note 13)

EQUITY:
Preferred stock, no par value; authorized 10,000 shares; none issued and outstanding	—	—
Common stock, $0.02 par value per share; authorized 10,000,000 shares; issued and outstanding 4,536,022 and 4,539,045, respectively	90,720	90,781
Additional paid-in capital	13,629,454	13,441,264
Retained earnings	34,180,731	34,522,871
Accumulated other comprehensive loss	(3,653,208)	(3,180,811)
Stockholders’ equity	44,247,697	44,874,105
Non-controlling interest	3,005,854	3,019,702
Total equity	47,253,551	47,893,807
Total liabilities and equity	$49,998,825	$51,565,648

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 29, 2016 AND FEBRUARY 28, 2015

	Three Months Ended		Six Months Ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
NET SALES:
Net sales, excluding joint ventures	$7,027,614	$5,995,543	$13,529,024	$12,476,534
Net sales, to joint ventures	677,320	733,166	1,200,347	1,466,270
Total net sales	7,704,934	6,728,709	14,729,371	13,942,804

Cost of goods sold	5,268,224	4,657,740	10,143,647	9,464,351
Gross profit	2,436,710	2,070,969	4,585,724	4,478,453

JOINT VENTURE OPERATIONS:
Equity in income of joint ventures	952,667	1,474,649	1,936,420	3,081,332
Fees for services provided to joint ventures	971,042	994,860	2,456,471	3,128,530
Total joint venture operations	1,923,709	2,469,509	4,392,891	6,209,862

OPERATING EXPENSES:
Selling expenses	1,475,433	1,339,441	3,000,516	2,734,328
General and administrative expenses	1,509,087	1,552,861	3,366,700	3,091,123
Expenses incurred in support of joint ventures	297,470	656,127	614,464	1,183,244
Research and development expenses	1,113,525	854,256	2,117,622	1,904,169
Total operating expenses	4,395,515	4,402,685	9,099,302	8,912,864

OPERATING (LOSS) INCOME	(35,096)	137,793	(120,687)	1,775,451

INTEREST INCOME	14,384	2,434	28,557	17,561
INTEREST EXPENSE	(10,796)	(3,223)	(15,522)	(8,228)
OTHER INCOME	961	2,145	961	2,145

(LOSS) INCOME BEFORE INCOME TAX EXPENSE	(30,547)	139,149	(106,691)	1,786,929

INCOME TAX EXPENSE	40,466	197,614	36,964	381,298

NET (LOSS) INCOME	(71,013)	(58,465)	(143,655)	1,405,631

NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	36,776	70,179	198,485	526,010

NET (LOSS) INCOME ATTRIBUTABLE TO NTIC	$(107,789)	$(128,644)	$(342,140)	$879,621

NET (LOSS) INCOME ATTRIBUTABLE TO NTIC PER COMMON SHARE:
Basic	$(0.02)	$(0.03)	$(0.08)	$0.20
Diluted	$(0.02)	$(0.03)	$(0.08)	$0.19

WEIGHTED AVERAGE COMMON SHARES ASSUMED OUTSTANDING:
Basic	4,537,429	4,522,514	4,536,995	4,516,311
Diluted	4,537,429	4,522,514	4,536,995	4,655,792

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 29, 2016 AND FEBRUARY 28, 2015

	Three Months Ended		Six Months Ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
NET (LOSS) INCOME	$(71,013)	$(58,465)	$(143,655)	$1,405,631
OTHER COMPREHENSIVE INCOME (LOSS) – FOREIGN CURRENCY TRANSLATION ADJUSTMENT	380,398	(1,980,209)	(484,730)	(3,256,425)

COMPREHENSIVE INCOME (LOSS)	309,385	(2,038,674)	(628,385)	(1,850,794)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	21,377	(142,134)	186,152	242,557
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NTIC	$288,008	$(1,896,540)	$(814,537)	$(2,093,351)

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED FEBRUARY 29, 2016 AND FEBRUARY 28, 2015

	Six Months Ended
	February 29, 2016	February 28, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(143,655)	$1,405,631
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Stock-based compensation	223,715	261,159
Depreciation expense	321,437	245,432
Amortization expense	59,517	43,833
Loss on disposal of assets	—	13,847
Equity in income from joint ventures	(1,936,420)	(3,081,332)
Dividends received from joint ventures	4,054,606	2,696,963
Changes in current assets and liabilities:
Receivables:
Trade, excluding joint ventures	(165,856)	(166,033)
Trade, joint ventures	(118,640)	166,554
Fees for services provided to joint ventures	242,537	1,128,841
Income taxes	(355,200)	(300,735)
Inventories	111,146	(102,370)
Prepaid expenses and other	(162,301)	(127,367)
Accounts payable	(174,609)	(558,041)
Income tax payable	2,564	14,644
Accrued liabilities	(710,031)	(1,248,986)
Net cash provided by operating activities	1,248,810	392,041

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of available for sale securities	—	1,994,781
Purchase of available for sale securities	(705,638)	—
Additions to property and equipment	(346,872)	(897,582)
Additions to patents	(28,057)	(106,707)
Net cash (used in) provided by investing activities	(1,080,567)	990,492

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividend received by non-controlling interest	(200,000)	(560,000)
Repurchase of common stock	(70,549)	—
Proceeds from employee stock purchase plan	34,963	22,620
Proceeds from exercise of stock options	—	99,450
Net cash used in financing activities	(235,586)	(437,930)

EFFECT OF EXCHANGE RATE CHANGES ON CASH:	(25,298)	(56,231)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(92,641)	888,372
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,623,981	2,477,017

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,531,340	$3,365,389

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. INTERIM FINANCIAL INFORMATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all necessary adjustments, which are of a normal recurring nature, and present fairly the consolidated financial position of Northern Technologies International Corporation and its subsidiaries (the Company) as of February 29, 2016 and August 31, 2015 and the results of their operations for the three and six months ended February 29, 2016 and February 28, 2015 and their cash flows for the six months ended February 29, 2016 and February 28, 2015, in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).

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

Operating results for the three and six months ended February 29, 2016 are not necessarily indicative of the results that may be expected for the full fiscal year ending August 31, 2016.

The Company evaluates events occurring after the date of the consolidated financial statements requiring recording or disclosure in the consolidated financial statements.

Certain amounts reported in the consolidated financial statements for the previous reporting periods have been reclassified to conform to the current period presentation. Beginning in the quarter ended February 28, 2015, the Company reclassified dividends received from equity method investments from investing cash flows to operating cash flows on the consolidated statements of cash flows for all periods presented. The classification reflects the continued profitability and returns of those profits to its owners, including the Company. The reclassification did not impact net income (loss) or equity.

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

In November 2015, FASB issued ASU 2015-17, Income Taxes (Topic 740) Balance Sheet Classification of Deferred Taxes which requires that deferred tax assets and liabilities be classified as noncurrent in a classified balance sheet. The amendment takes effect for public entities for fiscal years beginning after December 15, 2017, with early adoption available. The Company is currently assessing the impact that ASU 2015-17 will have on its consolidated financial statements.

During February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, “Leases.” ASU No. 2016-02 was issued to increase transparency and comparability among organizations by recognizing all lease transactions (with terms in excess of 12 months) on the balance sheet as a lease liability and a right-of-use asset (as defined). ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with earlier application permitted. Upon adoption, the lessee will apply the new standard retrospectively to all periods presented or retrospectively using a cumulative effect adjustment in the year of adoption. The Company is currently assessing the effect that ASU No. 2016-02 will have on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-07, “Investments – Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting.” Among other things, the amendments in ASU 2016-07 eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. The amendments require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Early adoption is permitted. The Company is currently assessing the impact that ASU 2016-07 will have on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Stock Compensation, which is intended to simplify several aspects of the accounting for share-based payment award transactions. The guidance will be effective for the fiscal year beginning after December 15, 2016, including interim periods within that year. The Company is in the process of evaluating the impacts of the adoption of this ASU.

Although there are several other new accounting pronouncements issued or proposed by the FASB, which the Company has adopted or will adopt, as applicable, the Company does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial position or operating results.

3. INVENTORIES

Inventories consisted of the following:

	February 29, 2016	August 31, 2015
Production materials	$1,104,151	$1,445,014
Finished goods	6,196,002	6,023,427
	$7,300,153	$7,468,441

4. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	February 29, 2016	August 31, 2015
Land	$310,365	$310,365
Buildings and improvements	6,439,751	6,180,089
Machinery and equipment	4,161,325	4,090,619
	10,911,441	10,581,073
Less accumulated depreciation	(3,600,615)	(3,287,910)
	$7,310,826	$7,293,163

5. PATENTS AND TRADEMARKS, NET

Patents and trademarks, net consisted of the following:

	February 29, 2016	August 31, 2015
Patents and trademarks	$2,468,080	$2,440,022
Less accumulated amortization	(1,237,320)	(1,177,803)
	$1,230,760	$1,262,219

Patent and trademark costs are amortized over seven years. Costs incurred related to patents and trademarks are capitalized until filed and approved, at which time the amounts capitalized to date are amortized and any further costs, including maintenance costs, are expensed as incurred. Amortization expense is estimated to approximate $100,000 in each of the next five fiscal years.

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

Financial information from the audited and unaudited financial statements of the Company’s joint venture in Germany, Excor Korrosionsschutz – Technologien und Produkte GmbH (EXCOR) and all of the Company’s other joint ventures, are summarized as follows:

	February 29, 2016
	Total	EXCOR	All Other
Current assets	$44,915,882	$20,543,914	$24,371,968
Total assets	48,456,556	22,412,469	26,044,087
Current liabilities	12,346,248	3,517,274	8,828,974
Noncurrent liabilities	89,039	—	89,039
Joint ventures’ equity	36,021,269	18,895,195	17,126,074
Northern Technologies International Corporation’s share of joint ventures’ equity	17,952,996	9,447,599	8,505,397
Northern Technologies International Corporation’s share of joint ventures’ undistributed earnings	$15,892,135	$9,416,694	$6,475,441

	August 31, 2015
	Total	EXCOR	All Other
Current assets	$49,295,116	$22,620,323	$26,674,793
Total assets	52,853,938	24,606,880	28,247,058
Current liabilities	12,288,383	3,360,142	8,928,241
Noncurrent liabilities	1,215,139	—	1,215,139
Joint ventures’ equity	39,350,417	21,246,738	18,103,679
Northern Technologies International Corporation’s share of joint ventures’ equity	20,544,238	11,571,361	8,972,877
Northern Technologies International Corporation’s share of joint ventures’ undistributed earnings	$18,483,377	$11,540,456	$6,942,921

	Six Months Ended February 29, 2016
	Total	EXCOR	All Other
Net sales	$42,000,424	$15,618,735	$26,381,689
Gross profit	18,523,102	8,059,186	10,463,916
Net income	3,872,728	2,960,951	911,777
Northern Technologies International Corporation’s share of equity in income of joint ventures	$1,936,420	$1,480,975	$455,445

	Six Months Ended February 28, 2015
	Total	EXCOR	Tianjin Zerust	All Other
Net sales	$52,178,238	$18,383,653	$3,735,457	$30,059,128
Gross profit	25,540,546	9,766,973	1,783,673	13,989,900
Net income	6,152,182	3,924,547	265,648	1,961,987
Northern Technologies International Corporation’s share of equity in income of joint ventures	$3,081,331	$1,962,047	$132,824	$986,460

On January 2, 2015, the Company announced that, effective as of December 31, 2014, the Company terminated its joint venture arrangement in China, Tianjin-Zerust Anticorrosion Co., Ltd. (Tianjin Zerust), and began the process of liquidating the joint venture entity. Since December 31, 2014, the Company has conducted business in China through a wholly-owned subsidiary, NTIC (Shanghai) Co. Ltd. (NTIC China). As of December 31, 2014, the Company started recognizing Tianjin Zerust based on its carrying value instead of the equity method since the Company no longer expects to significantly affect the joint venture’s operations or decision making. See note 7.

The Company records expenses that are directly attributable to the joint ventures on its consolidated statements of operations in the line item “Expenses incurred in support of joint ventures.” The expenses include items such as employee compensation and benefit expenses, travel expense and consulting expense. See Note 13 regarding the lawsuits filed in relation to Tianjin Zerust.

The Company did not make any joint venture investments during the six months ended February 29, 2016 and February 28, 2015.

7. CHINA OPERATIONS

Effective December 31, 2014, the Company terminated its joint venture agreements with its previous joint venture in China, Tianjin Zerust, began the process of liquidating the joint venture entity, and commenced operations in China through a wholly-owned subsidiary, NTIC (Shanghai) Co. Ltd. on January 1, 2015. Effective December 31, 2014, the Company’s investment in Tianjin Zerust is reported at carrying value based on the Company’s decreased level of influence over the entity, and the Company has reclassified previously unrecognized gains on foreign currency translation from accumulated other comprehensive income. Any declines in the fair value are reflected as adjustments to the carrying value. No such adjustments were recorded during the six months ended February 29, 2016.

Because of the lack of financial and other information received from Tianjin Zerust, it is possible that receipt of future financial and other information from Tianjin Zerust may impact the realization of the Company’s investment in and realization of a receivable from Tianjin Zerust. The last time the Company received financial information from Tianjin Zerust was through November 2014.  The Company, as of February 29, 2016, does not believe there are any triggering events that would require an impairment test.  The Company’s current net investment is approximately $1,130,200, which is 60% of its investment in Tianjin Zerust, which was $1,883,668 as of February 29, 2016.  The Company will continue to evaluate the realization of this asset on an ongoing basis and adjust if necessary.

The Company incurred expenses of $1,418,392 and $883,000 during the six months ended February 29, 2016 and February 28, 2015, respectively, related to the termination of the joint venture agreement with Tianjin Zerust, the initiation of the liquidation of Tianjin Zerust and the formation and initial operation of NTIC China. Such expenses consisted primarily of legal expenses and personnel expenses associated with the establishment of the subsidiary and the hiring of new personnel. These expenses are recorded as operating expenses on the consolidated statements of operations and are partially offset by the gross margin contribution from sales of NTIC China.

Because of the lack of financial and other information received from Tianjin Zerust, it is possible that if and when financial and other information is received from Tianjin Zerust that the Company may need to recognize an impairment charge on its investment in Tianjin Zerust. The Company estimates that its maximum exposure in terms of an impairment charge would be approximately $1,130,200, which is 60% of its investment in Tianjin Zerust, which was $1,883,668 as of February 29, 2016.

See Note 13 regarding pending litigation involving Tianjin Zerust.

8. CORPORATE DEBT

The Company has a revolving line of credit with PNC Bank of $3,000,000. No amounts were outstanding under the line of credit as of both February 29, 2016 and August 31, 2015. At the option of the Company, outstanding advances under the line of credit bear interest at either (a) an annual rate based on LIBOR plus 2.15% for the applicable LIBOR interest period selected by the Company or (b) at the rate publicly announced by PNC Bank from time to time as its prime rate. Interest is payable in arrears (a) for the portion of advances bearing interest under the prime rate on the last day of each month during the term thereof and (b) for the portion of advances bearing interest under the LIBOR option on the last day of the respective LIBOR interest period selected for such advance. Any unpaid interest is payable on the maturity date. The revolving line of credit is secured by cash, receivables and inventory.

The line of credit is governed under a loan agreement. The loan agreement contains standard covenants, including affirmative financial covenants, such as the maintenance of a minimum fixed charge coverage ratio, and negative covenants, which, among other things, limit the incurrence of additional indebtedness, loans and equity investments, disposition of assets, mergers and consolidations and other matters customarily restricted in such agreements. Under the loan agreement, the Company is subject to a minimum fixed charge coverage ratio of 1.10:1.00. As of February 29, 2016, the Company was in compliance with all debt covenants.

On January 6, 2016, PNC Bank extended the maturity date of the line of credit from January 7, 2016 to January 7, 2017. All other terms of the line of credit and the loan agreement and other documents evidencing the line of credit remain the same.

9. STOCKHOLDERS’ EQUITY

During the six months ended February 29, 2016, the Company repurchased and retired 5,461 shares of its common stock. During the six months ended February 28, 2015, the Company did not repurchase or retire any shares of its common stock.

The Company granted stock options under the Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan (the 2007 Plan) to purchase an aggregate of 53,447 shares of its common stock to various employees and directors during the six months ended February 29, 2016. The weighted average per share exercise price of the stock options is $14.85, which is equal to the fair market value of the Company’s common stock on the date of grant.

During the six months ended February 29, 2016, no stock options to purchase shares of common stock were exercised.

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

The following is a reconciliation of the (loss) income per share computation:

	Three Months Ended		Six Months Ended
Numerators:	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Net (loss) income attributable to NTIC	$(107,789)	$(128,644)	$(342,140)	$876,621
Denominators:
Basic – weighted shares outstanding	4,537,429	4,522,514	4,536,995	4,516,311
Weighted shares assumed upon exercise of stock options	-	-	-	139,481
Diluted – weighted shares outstanding	4,537,429	4,522,514	4,536,995	4,655,792
Basic (loss) income per share:	$(0.02)	$(0.03)	$(0.08)	$0.20
Diluted (loss) income per share:	$(0.02)	$(0.03)	$(0.08)	$0.19

The dilutive impact summarized above relates to the periods when the average market price of the Company’s common stock exceeded the exercise price of the potentially dilutive option securities granted. (Loss) income per share were based on the weighted average number of shares of common stock outstanding during the periods when computing the basic (loss) income per share. When dilutive, stock options are included as equivalents using the treasury stock market method when computing the diluted (loss) income per share. There were no options outstanding as of February 29, 2016 that were dilutive.

Excluded from the computation of diluted (loss) income per share for the three and six months ended February 29, 2016 were all options outstanding to purchase 283,181 shares of common stock, due to the Company’s net loss in the period. Excluded from the computation of diluted (loss) income per share for the three months ended February 28, 2015 were all options outstanding to purchase 263,734 shares of common stock, due to the Company’s net loss in the period.

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

The 2007 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, stock unit awards, performance awards and stock bonuses to eligible recipients to enable the Company and its subsidiaries to attract and retain qualified individuals through opportunities for equity participation in the Company, and to reward those individuals who contribute to the achievement of the Company’s economic objectives. Subject to adjustment as provided in the 2007 Plan, up to a maximum of 800,000 shares of the Company’s common stock are issuable under the 2007 Plan. Options granted under the 2007 Plan generally have a term of ten years and become exercisable over a three- or four-year period beginning on the one-year anniversary of the date of grant. Options are granted at per share exercise prices equal to the market value of the Company’s common stock on the date of grant. The Company issues new shares upon the exercise of options. As of February 29, 2016, only stock options and stock bonuses had been granted under the 2007 Plan.

The maximum number of shares of common stock of the Company available for issuance under the ESPP is 100,000 shares, subject to adjustment as provided in the ESPP. The ESPP provides for six-month offering periods beginning on September 1 and March 1 of each year. The purchase price of the shares is 90% of the lower of the fair market value of common stock at the beginning or end of the offering period. This discount may not exceed the maximum discount rate permitted for plans of this type under Section 423 of the Internal Revenue Code of 1986, as amended. The ESPP is compensatory for financial reporting purposes. The Company issued 2,439 and 1,948 shares on September 1, 2015 and 2014, respectively, under the ESPP.

The Company granted options to purchase an aggregate of 53,447 and 45,067 shares of its common stock during the six months ended February 29, 2016 and February 28, 2015, respectively. The fair value of option grants is determined at date of grant, using the Black-Scholes option pricing model with the assumptions listed below.  The Company recognized compensation expense of $223,715 and $261,159 during the six months ended February 29, 2016 and February 28, 2015, respectively, related to the options that vested during such time period. As of February 29, 2016, the total compensation cost for nonvested options not yet recognized in the Company’s consolidated statements of operations was $443,123, net of estimated forfeitures. Stock-based compensation expense of $203,723 is expected through the remainder of fiscal year 2016, and $159,600 and $79,800 is expected to be recognized during fiscal 2017 and fiscal 2018, respectively, based on outstanding options as of February 29, 2016. Future option grants will impact the compensation expense recognized. Stock-based compensation expense is included in general and administrative expense on the consolidated statements of operations.

The Company currently estimates a ten percent forfeiture rate for stock options and continually reviews this estimate for future periods.

The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions and results for the grants:

	Six Months Ended
	February 29, 2016	February 28, 2015
Dividend yield	0.00%	0.00%
Expected volatility	46.0%	46.6%
Expected life of option	10 years	10 years
Average risk-free interest rate	1.63%	1.63%

The weighted average per share fair value of options granted during six months ended February 29, 2016 and February 28, 2015 was $8.48 and $11.58, respectively. The weighted average remaining contractual life of the options outstanding as of February 29, 2016 was 6.96 years.

12. SEGMENT AND GEOGRAPHIC INFORMATION

Segment Information

The Company’s chief operating decision maker is its Chief Executive Officer. The Company’s business is organized into two reportable segments: ZERUST® and Natur-Tec®. The Company has been selling its proprietary ZERUST® rust and corrosion inhibiting products and services to the automotive, electronics, electrical, mechanical, military and retail consumer markets for over 40 years, and more recently, has targeted and expanded into the oil and gas industry. The Company also sells a portfolio of bio-based and compostable (fully biodegradable) polymer resins and finished products under the Natur-Tec® brand.

The following table sets forth the Company’s net sales for the three and six months ended February 29, 2016 and February 28, 2015 by segment:

	Three Months Ended		Six Months Ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
ZERUST® net sales	$6,385,337	$5,783,985	$12,363,019	$12,022,056
Natur-Tec® net sales	1,319,597	944,724	2,366,352	1,920,748
Total net sales	$7,704,934	$6,728,709	$14,729,371	$13,942,804

The following table sets forth the Company’s cost of goods sold for the three and six months ended February 29, 2016 and February 28, 2015 by segment:

	Three Months Ended				Six Months Ended
	February 29, 2016	% of Segment Sales*	February 28, 2015	% of Segment Sales*	February 29, 2016	% of Segment Sales*	February 28, 2015	% of Segment Sales*
Direct cost of goods sold
ZERUST®	$3,576,073	56.0%	$3,171,103	54.8%	$6,940,628	56.1%	$6,509,691	54.1%
Natur-Tec®	984,938	74.6%	719,048	76.1%	1,819,197	76.9%	1,501,623	78.2%
Indirect cost of goods sold	707,213	—	767,589	—	1,383,822	—	1,453,037	—
Total net cost of goods sold	$5,268,224		$4,657,740		$10,143,647		$9,464,351

___________________

*	The percent of segment sales is calculated by dividing the direct cost of goods sold for each individual segment category by the net sales for each segment category.

The Company utilizes product net sales and direct and indirect cost of goods sold for each product in reviewing the financial performance of a product type. Further allocation of Company expenses or assets, aside from amounts presented in the tables above, is not utilized in evaluating product performance, nor does such allocation occur for internal financial reporting.

Geographic Information

Net sales by geographic location for the three and six months ended February 29, 2016 and February 28, 2015 were as follows:

	Three Months Ended		Six Months Ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Inside the U.S.A. to unaffiliated customers	$2,344,406	$1,544,964	$4,006,037	$3,071,894
Outside the U.S.A to:
Joint ventures in which the Company is a shareholder directly and indirectly	971,501	1,198,892	1,521,047	2,007,879
Unaffiliated customers	4,389,027	3,984,853	9,202,287	8,863,031
	$7,704,934	$6,728,709	$14,729,371	$13,942,804

Net sales by geographic location are based on the location of the customer. Fees for services provided to joint ventures by geographic location as a percentage of total fees for services provided to joint ventures during the three and six months ended February 29, 2016 and February 28, 2015 were as follows:

	Three Months Ended
	February 29, 2016	% of Total Fees for Services Provided to Joint Ventures	February 28, 2015	% of Total Fees for Services Provided to Joint Ventures
Germany	$192,869	19.9%	$202,633	20.4%
Poland	145,765	15.0%	116,612	11.7%
Japan	137,476	14.2%	124,202	12.5%
France	73,112	7.5%	76,518	7.7%
India	72,077	7.4%	73,971	7.4%
United Kingdom	64,735	6.7%	115,000	11.6%
Finland	52,896	5.5%	52,693	5.3%
Sweden	50,356	5.2%	72,297	7.3%
Thailand	39,322	4.0%	156,519	15.7%
Other	142,434	14.6%	4,415	0.1%
	$971,042	100.0%	$994,860	100.0%

	Six Months Ended
	February 29, 2016	% of Total Fees for Services Provided to Joint Ventures	February 28, 2015	% of Total Fees for Services Provided to Joint Ventures
Germany	$422,654	17.2%	$440,954	14.1%
Poland	285,023	11.6%	287,836	9.2%
Japan	268,149	10.9%	284,544	9.1%
Thailand	263,063	10.7%	297,152	9.5%
United Kingdom	173,646	7.1%	211,371	6.8%
France	162,785	6.6%	209,898	6.7%
India	152,527	6.2%	143,262	4.6%
Sweden	123,317	5.0%	159,217	5.1%
Czech Republic	121,933	5.0%	108,649	3.4%
Finland	121,829	5.0%	146,215	4.7%
China	—	0.0%	516,139	16.5%
Other	361,545	14.7%	323,293	10.3%
	$2,456,471	100.0%	$3,128,530	100.0%

Sales to the Company’s joint ventures are included in the foregoing segment and geographic information, however, sales by the Company’s joint ventures to other parties are not included. The foregoing segment and geographic information represents only sales and cost of goods sold recognized directly by the Company.

The geographical distribution of key financial statement data is as follows:

	February 29, 2016	August 31, 2015
Brazil	$52,764	$46,918
India	15,114	16,402
China	136,825	45,220
United States	7,106,123	7,184,623
Total long-lived assets	$7,310,826	$7,293,163

	Six Months Ended
	February 29, 2016	February 28, 2015
Brazil	$997,636	$1,418,236
India	549,402	416,772
China	1,439,754	20,732
United States	11,742,579	12,087,064
Total net sales	$14,729,371	$13,942,804

Total assets located in Brazil, India and China primarily consist of cash and cash equivalents, customer receivables and inventory. These assets are periodically reviewed to assure the net realizable value from the estimated future production based on forecasted sales exceeds the carrying value of the assets. Total assets located in the United States include the Company’s investments in joint ventures.

13. COMMITMENTS AND CONTINGENCIES

On August 18, 2015, the Compensation Committee of the Board of Directors of the Company approved the material terms of an annual bonus plan for the Company’s executive officers as well as certain officers and employees for the fiscal year ending August 31, 2016. For fiscal 2016 as in past years, the total amount available under the bonus plan for all plan participants, including executive officers, is dependent upon the Company’s earnings before interest, taxes and other income, as adjusted to take into account amounts to be paid under the bonus plan and certain other adjustments (Adjusted EBITOI). Each plan participant’s percentage of the overall bonus pool is based upon the number of plan participants, the individual’s annual base salary and the individual’s position and level of responsibility within the company. In the case of each of the Company’s executive officer participants, 75% of the amount of their individual bonus payout will be determined based upon the Company’s actual Adjusted EBITOI for fiscal 2016 compared to a pre-established target Adjusted EBITOI for fiscal 2016 and 25% of the payout will be determined based upon such executive officer’s achievement of certain pre-established individual performance objectives. The payment of bonuses under the plan are discretionary and may be paid to executive officer participants in both cash and shares of the Company’s common stock, the exact amount and percentages will be determined by the Company’s Board of Directors, upon recommendation of the Compensation Committee, after the completion of the Company’s consolidated financial statements for fiscal 2016. There was no accrual for management bonuses for the six months ended February 29, 2016 compared to an accrual of $100,000 for management bonuses for the six months ended February 28, 2015.

Four joint ventures (consisting of the Company’s joint ventures in Korea, India, Thailand and Tianjin Zerust) accounted for 81.7% of the Company’s trade joint venture receivables at February 29, 2016 and accounted for 67.0% of the Company’s trade joint venture receivables at August 31, 2015.

On March 23, 2015, the Company and NTI Asean filed a lawsuit in Tianjin No 1 Intermediate People’s Court against two individuals, Meng Tao and Xu Hui, related to breaches of duties and contractual commitments owed to NTI Asean under certain agreements related to the Company’s former joint venture in China, Tianjin Zerust Anti-Corrosion Technologies Ltd. The lawsuit alleges, among other things, that Mr. Meng Tao and Xu Hui have engaged in self-dealing, usurped business opportunities, and received economic benefits that were required to go to Tianjin Zerust. As of February 29, 2016, the Company is not able to reasonably estimate the amount of any recovery to NTI Asean, if any.

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

From time to time, the Company is subject to various other claims and legal actions in the ordinary course of its business. The Company records a liability in its consolidated financial statements for costs related to claims, including future legal costs, settlements and judgments, where the Company has assessed that a loss is probable and an amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range, the Company records the most probable estimate of the loss or the minimum amount when no amount within the range is a better estimate than any other amount. The Company discloses a contingent liability even if the liability is not probable or the amount is not estimable, or both, if there is a reasonable possibility that material loss may be have been incurred. In the opinion of management, as of February 29, 2016, the amount of liability, if any, with respect to these matters, individually or in the aggregate, will not materially affect the Company’s consolidated results of operations, financial position or cash flows.

14. Fair Value Measurements

Assets and liabilities that are measured at fair value on a recurring basis primarily relate to marketable equity securities. These items are marked-to-market at each reporting period.

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurements Using Inputs Considered as
	Fair Value as of February 29, 2016	Level 1	Level 2	Level 3
Available for sale securities	$2,733,079	$2,733,079	$—	$—

		Fair Value Measurements Using Inputs Considered as
	Fair Value as of August 31, 2015	Level 1	Level 2	Level 3
Available for sale securities	$2,027,441	$2,027,441	$—	$—

There were no transfers between Level 1, Level 2, or Level 3 during the three and six months ended February 29, 2016 and February 28, 2015.

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

Termination of Chinese Joint Venture

On January 2, 2015, NTIC announced that, effective as of December 31, 2014, it is selling its ZERUST® products and services in China through a wholly-owned subsidiary, NTIC (Shanghai) Co., Ltd., and has terminated its joint venture agreements with Tianjin-Zerust Anticorrosion Co., Ltd. (Tianjin Zerust). NTIC and NTI Asean LLC have filed a lawsuit against Mr. Tao Meng, a Chinese national and the former joint venture entity’s other shareholder, and his spouse in the Chinese court of Tianjin, seeking, among other things, an orderly liquidation of Tianjin Zerust.

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

During fiscal 2015, NTIC incurred approximately $1,640,000 and during the first two quarters of fiscal 2016, NTIC incurred approximately $1,418,000 in expenses related either directly or indirectly to the establishment and initial business operations of NTIC China, the termination of the joint venture agreements with Tianjin Zerust, its pending litigation against Mr. Tao Meng and his spouse and Cortec Corporation, and the anticipated liquidation of Tianjin Zerust. These expenses are recorded as selling, general and administrative expenses and expenses incurred in support of joint ventures on the consolidated statements of operations.

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

NTIC’s consolidated net sales increased 14.5% and 5.6% during the three and six months ended February 29, 2016, respectively, compared to the three and six months ended February 28, 2015. These increases were primarily a result of increased demand for ZERUST® rust and corrosion inhibiting packaging products and services and Natur-Tec® products. During the three and six months ended February 29, 2016, 82.9% and 83.9% of NTIC’s consolidated net sales, respectively, were derived from sales of ZERUST® products and services, which increased 10.4% and 2.8% to $6,385,337 and $12,363,019 during the three and six months ended February 29, 2016, respectively, compared to $5,783,985 and $12,022,056 during the three and six months ended February 28, 2015, respectively, due to increased demand from both new and existing customers for new and existing products.

NTIC has focused its sales efforts of ZERUST® products and services by strategically targeting customers with specific corrosion issues in new market areas, including the oil and gas industry and other industrial sectors that offer sizable growth opportunities. NTIC’s consolidated net sales for the six months ended February 29, 2016 included $717,570 of sales made to customers in the oil and gas industry compared to $878,582 for the six months ended February 28, 2015. Overall demand for ZERUST® products and services depends heavily on the overall health of the markets in which NTIC sells its products, including the automotive, oil and gas, agriculture, and mining markets in particular. In addition, we believe demand for ZERUST® products and services in the oil and gas industry may be dependent upon oil prices, with low oil prices causing existing or potential customers to delay purchases and installations.

During the three and six months ended February 29, 2016, 17.1% and 16.1%, of NTIC’s consolidated net sales were derived from sales of Natur-Tec® products compared to 14.0% and 13.8% during the three and six months ended February 28, 2015, respectively. Net sales of Natur-Tec® products increased 39.7% and 23.2% during the three and six months ended February 29, 2016 compared to the three and six months ended February 28, 2015, respectively. These increases were primarily due to increases in finished product sales in North America and finished product sales at NTIC’s majority owned subsidiary in India, Natur-Tec India Private Limited (Natur-Tec India).

Cost of goods sold as a percentage of net sales decreased slightly to 68.4% during the three months ended February 29, 2016 compared to 69.2% during the three months ended February 28, 2015 and increased slightly to 68.9% during the six months ended February 29, 2016 compared to 67.9% during the prior fiscal year period. These small variances were primarily as a result of small variances in raw material prices during the various periods.

NTIC’s equity in income of joint ventures decreased 35.4% and 37.2% to $952,667 and $1,936,420, respectively, during the three and six months ended February 29, 2016 compared to $1,474,649 and $3,081,332 during the three and six months ended February 28, 2015. These decreases were primarily a result of decreases in profitability at the joint ventures, decreases associated with the anticipated liquidation of Tianjin Zerust and adverse effects of foreign currency exchange rate fluctuations, including in particular the Euro compared to the U.S. dollar. Equity in income provided by Tianjin Zerust was $0 for the six months ended February 29, 2016 compared to $132,824 for the six months ended February 28, 2015. NTIC recognized a 2.4% and 21.5% decrease in fees for services provided to joint ventures during the three and six months ended February 29, 2016 compared to the three and six months ended February 28, 2015, respectively. These decreases were primarily a result of the anticipated liquidation of Tianjin Zerust and decreases in sales at the joint ventures. Fees for services provided to Tianjin Zerust were $0 for the six months ended February 29, 2016 compared to $516,139 for the six months ended February 28, 2015. Additionally, there was a decrease in sales at the joint ventures, which were $20,129,215 and $42,000,424 during the three and six months ended February 29, 2016, respectively, compared to $23,057,386 and $52,178,238 for the three and six months ended February 28, 2015, respectively. These decreases in the net sales of NTIC’s joint ventures were primarily the result of adverse effects of foreign currency exchange rate fluctuations and resulted in corresponding decreases in fees for services provided to joint ventures as such fees are a function of net sales of NTIC’s joint ventures.

NTIC’s total operating expenses increased 2.1%, or $186,438, to $9,099,302 during the six months ended February 29, 2016 compared to the six months ended February 28, 2015. This increase was primarily the result of the expenses related to the formation and establishment of NTIC China and the anticipated liquidation of Tianjin Zerust. Such expenses consisted primarily of legal and personnel expenses associated with the establishment of the subsidiary, the hiring of new personnel and initial operations.

NTIC expenses all costs related to product research and development as incurred. NTIC incurred $2,117,622 and $1,904,169 of expense during the six months ended February 29, 2016 and February 28, 2015, respectively, in connection with its research and development activities. NTIC anticipates that it will spend between $4,000,000 and $4,400,000 in total during fiscal 2016 on research and development activities related to its new technologies.

Net loss attributable to NTIC was $(107,789), or $(0.02) per diluted common share, for the three months ended February 29, 2016 compared to net loss attributable to NTIC of $(128,644), or $(0.03) per diluted common share, for the three months ended February 28, 2015. Net income attributable to NTIC decreased 138.9%, to a net loss attributable to NTIC of $(342,140), or $(0.07) per diluted common share, for the six months ended February 29, 2016 compared to net income attributable to NTIC of $879,621, or $0.19 per diluted common share, for the six months ended February 28, 2015.

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

NTIC’s working capital was $17,481,057 at February 29, 2016, including $2,531,340 in cash and cash equivalents and $2,733,079 in available for sale securities, compared to $15,603,771 at August 31, 2015, including $2,623,981 in cash and cash equivalents and $2,027,441 in available for sale securities.

Results of Operations

The following tables set forth NTIC’s results of operations for the three and six months ended February 29, 2016 and February 28, 2015.

	Three Months Ended
	February 29, 2016	% of Net Sales	February 28, 2015	% of Net Sales	$ Change	% Change
Net sales, excluding joint ventures	$7,027,614	91.2%	$5,995,543	89.1%	$1,032,071	17.2%
Net sales, to joint ventures	677,320	8.8%	733,166	10.9%	(55,846)	(7.6%)
Cost of goods sold	5,268,224	68.4%	4,657,740	69.2%	610,484	13.1%
Equity in income of joint ventures	952,667	12.4%	1,474,649	21.9%	(521,982)	(35.4%)
Fees for services provided to joint ventures	971,042	12.6%	994,860	14.8%	(23,818)	(2.4%)
Selling expenses	1,475,433	19.1%	1,339,441	19.9%	135,992	10.2%
General and administrative expenses	1,509,087	19.6%	1,552,861	23.1%	(43,774)	(2.8%)
Expenses incurred in support of joint ventures	297,470	3.9%	656,127	9.8%	(358,657)	(54.7%)
Research and development expenses	1,113,525	14.5%	854,256	12.7%	259,269	30.4%

	Six Months Ended
	February 29, 2016	% of Net Sales	February 28, 2015	% of Net Sales	$ Change	% Change
Net sales, excluding joint ventures	$13,529,024	91.9%	$12,476,534	89.5%	$1,052,490	8.4%
Net sales, to joint ventures	1,200,347	8.1%	1,466,270	10.5%	(265,923)	(18.1%)
Cost of goods sold	10,143,647	68.9%	9,464,351	67.9%	679,296	7.2%
Equity in income of joint ventures	1,936,420	13.1%	3,081,332	22.1%	(1,144,912)	(37.2%)
Fees for services provided to joint ventures	2,456,471	16.7%	3,128,530	22.4%	(672,059)	(21.5%)
Selling expenses	3,000,516	20.4%	2,734,328	19.6%	266,188	9.7%
General and administrative expenses	3,366,700	22.9%	3,091,123	22.2%	275,577	8.9%
Expenses incurred in support of joint ventures	614,464	4.2%	1,183,244	8.5%	(568,780)	(48.1%)
Research and development expenses	2,117,622	14.4%	1,904,169	13.7%	213,453	11.2%

Net Sales. NTIC’s consolidated net sales increased 14.5% and 5.6% to $7,704,934 and $14,729,371, respectively, during the three and six months ended February 29, 2016 compared to the three and six months ended February 28, 2015. NTIC’s consolidated net sales excluding NTIC’s joint ventures increased 17.2% and 8.4% to $7,027,614 and $13,529,024, respectively, during the three and six months ended February 29, 2016 compared to the same respective prior fiscal year periods. These increases were primarily a result of increased demand and sales of ZERUST® rust and corrosion inhibiting packaging products and services and Natur-Tec® products. Net sales to joint ventures decreased 7.6% and 18.1% to $677,320 and $1,200,347 during the three and six months ended February 29, 2016, respectively, compared to the same respective prior fiscal year periods.

The following table sets forth NTIC’s net sales for the three and six months ended February 29, 2016 and February 28, 2015 by segment:

	Three Months Ended		Six Months Ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
ZERUST® sales	$6,385,337	$5,783,985	$12,363,019	$12,022,056
Natur-Tec® sales	1,319,597	944,724	2,366,352	1,920,748
Total net sales	$7,704,934	$6,728,709	$14,729,371	$13,942,804

During the three and six months ended February 29, 2016, 82.9% and 83.9% of NTIC’s consolidated net sales, respectively, were derived from sales of ZERUST® products and services, which increased 10.4% and 2.8% to $6,385,337 and $12,363,019 during the three and six months ended February 29, 2016, respectively, compared to $5,783,985 and $12,022,056 during the three and six months ended February 28, 2015, respectively. These increases were due to increased demand from existing customers and the addition of new customers. NTIC has strategically focused its sales efforts for ZERUST® products and services on customers with sizeable corrosion problems in industry sectors that offer sizable growth opportunities, including the oil and gas sector. Overall demand for ZERUST® products and services depends heavily on the overall health of the market segments to which NTIC sells its products, including the automotive, oil and gas, agriculture, and mining markets in particular. In addition, we believe demand for ZERUST® products and services in the oil and gas industry may be dependent upon oil prices, with low oil prices causing existing or potential customers to delay purchases and installations.

The following table sets forth NTIC’s net sales of ZERUST® products for the three and six months ended February 29, 2016 and February 28, 2015:

	Three Months Ended
	February 29, 2016	February 28, 2015	$ Change	% Change
ZERUST® industrial net sales	$5,220,614	$4,674,429	$546,185	11.7%
ZERUST® joint venture net sales	787,392	733,166	54,226	7.4%
ZERUST® oil & gas net sales	377,331	376,390	941	0.3%
Total ZERUST® net sales	$6,385,337	$5,783,985	$601,352	10.4%

	Six Months Ended
	February 29, 2016	February 28, 2015	$ Change	% Change
ZERUST® industrial net sales	$10,339,707	$9,677,204	$662,503	6.8%
ZERUST® joint venture net sales	1,305,742	1,466,270	(160,528)	(10.9%)
ZERUST® oil & gas net sales	717,570	878,582	(161,012)	(18.3%)
Total ZERUST® net sales	$12,363,019	$12,022,056	$340,963	2.8%

NTIC’s net sales to the oil and gas industry sector were flat for the three-month comparison and decreased for the six-month comparison. NTIC believes its sales of ZERUST® products and services into the oil and gas industry during the three and six months ended February 29, 2016 may have been adversely affected by low oil prices. NTIC anticipates that its sales of ZERUST® products and services into the oil and gas industry will continue to remain subject to significant volatility from quarter to quarter as sales are recognized.

During the three and six months ended February 29, 2016, 17.1% and 16.1% of NTIC’s consolidated net sales, respectively, were derived from sales of Natur-Tec® products, which increased 39.7% and 23.2% to $1,319,597 and $2,366,352 during the three and six months ended February 29, 2016, respectively, compared to the three and six months ended February 28, 2015. These increases were due to increased demand from Natur-Tec customers in North America and India. Demand for Natur-Tec® products around the world depends primarily on market acceptance and the reach of NTIC’s distribution network. Because of the typical size of individual orders and overall size of NTIC’s net sales derived from sales of Natur-Tec® products, the timing of one or more orders can materially affect NTIC’s quarterly sales of Natur-Tec® products and the comparisons to prior fiscal year quarters.

Cost of Goods Sold. Cost of goods sold increased 13.1% and 7.2% for the three and six months ended February 29, 2016, respectively, compared to the three and six months ended February 28, 2015 primarily as a result of increased net sales as described above. Cost of goods sold as a percentage of net sales decreased to 68.4% during the three months ended February 29, 2016 compared to 69.2% the three months ended February 28, 2015 and increased to 68.9% during the six months ended February 29, 2016 compared to 67.9% during the six months ended February 28, 2015. These increases in cost of goods sold were primarily the result of variances in raw material costs.

Equity in Income of Joint Ventures. NTIC’s equity in income of joint ventures decreased 35.4% and 37.2% to $952,667 and $1,936,420 during the three and six months ended February 29, 2016, respectively, compared to equity in income of joint ventures of $1,474,649 and $3,081,332 during the three and six months ended February 28, 2015, respectively, primarily a result of decreases in the profitability at the joint ventures, a decrease in profitability associated with the anticipated liquidation of Tianjin Zerust and adverse effects of foreign currency exchange rate fluctuations, including in particular the Euro compared to the U.S. dollar. Equity in income provided by Tianjin Zerust was $0 for the six months ended February 29, 2016 compared to $132,824 for the six months ended February 28, 2015. Of the total equity in income of joint ventures, NTIC had equity in income of joint ventures of $1,480,975 attributable to EXCOR during the six months ended February 29, 2016 compared to $1,962,047 attributable to EXCOR during the six months ended February 28, 2015. NTIC had equity in income of all other joint ventures of $455,445 during the six months ended February 29, 2016 compared to $1,119,284 during the six months ended February 28, 2015.

Fees for Services Provided to Joint Ventures. NTIC recognized fee income for services provided to joint ventures of $971,042 and $2,456,471 during the three and six months ended February 29, 2016, respectively, compared to $994,860 and $3,128,530 during the three and six months ended February 28, 2015, respectively, representing a decrease of 2.4% and 21.5%, respectively. These decreases were primarily a result of the anticipated liquidation Tianjin Zerust as fees for services provided to joint ventures from Tianjin Zerust were $0 for the six months ended February 29, 2016 compared to $516,139 for the six months ended February 28, 2015. Additionally, in total, there was a decrease in total sales at all joint ventures as fees for services provided to joint ventures are a function of the net sales of NTIC’s joint ventures, which were $20,129,215 and $42,000,424 during the three and six months ended February 29, 2016, respectively, compared to $23,057,386 and $52,178,238 for the three and six months ended February 28, 2015, respectively. Net sales of NTIC’s joint ventures decreased due primarily to the adverse effects of foreign currency exchange rate fluctuations. Net sales of NTIC’s European joint ventures were adversely affected by a downturn in European manufacturing. Sales of NTIC’s joint ventures are not included in NTIC’s product sales and are not combined with NTIC’s sales in NTIC’s consolidated financial statements or in any description of NTIC’s sales. Of the total fee income for services provided to joint ventures, fees of $422,654 were attributable to EXCOR during the six months ended February 29, 2016 compared to $440,954 attributable to EXCOR during the six months ended February 28, 2015.

Selling Expenses. NTIC’s selling expenses increased 10.2% and 9.7% for the three and six months ended February 29, 2016, respectively, compared to the same respective periods in fiscal 2015 due to increases in compensation and employee benefits, lab testing related expenses, commission expenses, travel and related expenses, and consulting expenses, each due in part to NTIC’s Chinese operations. Selling expenses as a percentage of net sales decreased to 19.1% and increased to 20.4% for the three and six months ended February 29, 2016, respectively, from 19.9% and 19.6% and during the three and six months ended February 28, 2015, respectively. The decrease in selling expenses as a percentage of net sales for the three-month comparison was due primarily to the increase in net sales partially offset by the increase in selling expenses as previously described. The increase for the six-month comparison was due primarily to the increase in selling expenses as previously described, partially offset by the increase in net sales.

General and Administrative Expenses. NTIC’s general and administrative expenses decreased 2.8% and increased 8.9% for the three and six months ended February 29, 2016, respectively, compared to the same respective periods in fiscal 2015 due primarily to expenses incurred in connection with NTIC’s Chinese operations. As a percentage of net sales, general and administrative expenses decreased to 19.6% and increased to 22.9% for the three and six months ended February 29, 2016, respectively, from 23.1% and 22.2% for the three and six months ended February 28, 2015, respectively. The decrease in general and administrative expenses as a percentage of net sales for the three-month comparison was due primarily to the decrease in general and administrative expenses as previously described. The increase for the six-month comparison was due primarily to the increase in general and administrative expenses, including certain fixed costs as previously described, partially offset by the increase in net sales.

Expenses Incurred in Support of Joint Ventures. Expenses incurred in support of NTIC’s joint ventures were $297,470 and $614,464 during the three and six months ended February 29, 2016, respectively, compared to $656,127 and $1,183,244 during the three and six months ended February 28, 2015, respectively, representing a decrease of 54.7% and 48.1%, respectively. These decreases were primarily due to expenses incurred by NTIC’s Chinese operations being classified as selling expenses and general and administrative expenses upon the formation of NTIC’s subsidiary in January 2015.

Research and Development Expenses. NTIC’s research and development expenses increased 30.4% for the three months ended February 29, 2016 compared to the same period in fiscal 2015 and increased 11.2% for the six months ended February 29, 2016 compared to the same period in fiscal 2015. These increases were due primarily to increases in personnel and consulting expenses.

Interest Income. NTIC’s interest income increased to $14,384 during the three months ended February 29, 2016, and $28,557 during the six months ended February 29, 2016, compared to $2,434 and $17,561 during the three and six months ended February 28, 2015, respectively.

Interest Expense. NTIC’s interest expense increased to $10,796 during the three months ended February 29, 2016 compared to $3,223 during the three months ended February 28, 2015 and increased to $15,522 during the six months ended February 29, 2016 compared to $8,228 during the six months ended February 28, 2015.

(Loss) Income Before Income Tax Expense. NTIC incurred loss before income tax expense of $30,547 and $106,691 for the three and six months ended February 29, 2016, respectively, compared to income before income tax expense of $139,149 and $1,786,929 for the three and six months ended February 28, 2015, respectively.

Income Tax Expense. Income tax expense was $40,466 and $36,964 during the three and six months ended February 29, 2016, respectively, compared income tax expense of $197,614 and $381,298 during the three and six months ended February 28, 2015, respectively. Income tax expense was calculated based on management’s estimate of NTIC’s annual effective income tax rate. NTIC’s annual effective income tax rate during the three and six months ended February 29, 2016 and February 28, 2015 was lower than the statutory rate primarily due to NTIC’s equity in income of joint ventures being recognized based on after-tax earnings of these entities. To the extent undistributed earnings of NTIC’s joint ventures are distributed to NTIC, any material additional income tax liability after the application of foreign tax credits is not expected. NTIC records a tax valuation allowance when it is more likely than not that some portion or all of its deferred tax assets will not be realized to reduce deferred tax assets to the amount expected to be realized. NTIC determined based on all available evidence, including historical data and projections of future results, that it is more likely than not that all of its deferred tax assets, except for its foreign tax credit carryforwards and Minnesota state research and development credit carryforwards, will be fully realized. In addition, NTIC determined based upon all available evidence, including new IRS guidance, historical results, projected future taxable income and foreign tax credit utilization, that it was not more likely than not that the federal research and development credits would be utilized during the carryforward period and as a result, a valuation allowance was recorded against all of NTIC’s federal research and development credits. In addition, NTIC continues to believe that its deferred tax asset related to foreign tax credit carryforwards will not be realized due to insufficient federal taxable income within the carryforward period and the fact that for ordering purposes the foreign tax credit carryforwards are not allowed to be used until after any current year foreign tax credits are utilized.

NTIC considers the earnings of certain foreign joint ventures to be indefinitely invested outside the United States on the basis of estimates that NTIC’s future domestic cash generation will be sufficient to meet its future domestic cash needs. As a result, U.S. income and foreign withholding taxes have not been recognized on the cumulative undistributed earnings of $15,892,135 and $18,483,377 at February 29, 2016 and August 31, 2015, respectively. To the extent undistributed earnings of NTIC’s joint ventures are distributed in the future, they are not expected to result in any material additional income tax liability after the application of foreign tax credits

Other Comprehensive (Loss) Income - Foreign Currency Translations Adjustment. The significant changes in the foreign currency translations adjustment were due to the strengthening of the U.S. dollar compared to the Euro and other foreign currencies during the three and six months ended February 29, 2016 compared to the same respective periods in fiscal 2015.

Liquidity and Capital Resources

Sources of Cash and Working Capital. As of February 29, 2016, NTIC’s working capital was $17,481,057, including $2,531,340 in cash and cash equivalents and $2,733,079 in available for sale securities, compared to $15,603,771 at August 31, 2015, including $2,623,981 in cash and cash equivalents and $2,027,441 in available for sale securities.

As of February 29, 2016, NTIC had a revolving line of credit with PNC Bank of $3,000,000, with no amounts outstanding. The line of credit is evidenced by an amended and restated committed line of credit note in the principal amount of up to $3,000,000. The line of credit has a $1,200,000 standby letter of credit sub-facility, with any standby letters of credit issued thereunder being at the sole discretion of PNC Bank. The line of credit is subject to standard covenants, including affirmative financial covenants, such as the maintenance of a minimum fixed charge coverage ratio, and negative covenants, which, among other things, limit the incurrence of additional indebtedness, loans and equity investments, disposition of assets, mergers and consolidations and other matters customarily restricted in such agreements. Under the loan agreement, NTIC is subject to a minimum fixed charge coverage ratio of 1.10:1.00. As of February 29, 2016, NTIC was in compliance with all debt covenants. On January 6, 2016, PNC Bank extended the maturity date of the line of credit from January 7, 2016 to January 7, 2017. All other terms of the line of credit and the loan agreement and other documents evidencing the line of credit remain the same. It is anticipated that, as historically has been the practice, the line of credit will be renewed each year for one additional year for the immediate foreseeable future.

NTIC believes that a combination of its existing cash and cash equivalents, forecasted cash flows from future operations, anticipated distributions of earnings, anticipated fees to NTIC for services provided to its joint ventures, and funds available through existing or anticipated financing arrangements, will be adequate to fund its existing operations, investments in new or existing joint ventures or subsidiaries, capital expenditures, debt repayments and any stock repurchases for at least the next 12 months. During the remainder of fiscal 2016, NTIC expects to continue to invest its Chinese operations, research and development and in marketing efforts and resources into the application of its corrosion prevention technology into the oil and gas industry and its Natur-Tec® bio-plastics business. In order to take advantage of such new product and market opportunities to expand its business and increase its revenues, NTIC may decide to finance such opportunities by borrowing under its revolving line of credit or raising additional financing through the issuance of debt or equity securities. There is no assurance that any financing transaction will be available on terms acceptable to NTIC or at all, or that any financing transaction will not be dilutive to NTIC’s current stockholders.

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

Uses of Cash and Cash Flows. Net cash provided by operating activities during the six months ended February 29, 2016 was $1,248,810, which resulted principally from dividends received from NTIC’s joint ventures, the expensing of fair value of stock options vested, and depreciation and amortization expense, partially offset by NTIC’s net loss and equity income from NTIC’s joint ventures, and a decrease in accrued liabilities. Net cash provided by operating activities during the six months ended February 28, 2015 was $392,041, which resulted principally from NTIC’s joint ventures, the expensing of fair value of stock options vested, and depreciation and amortization expense, partially offset by NTIC’s net income and decreases in income taxes payable.

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

NTIC experienced an increase in receivables and a decrease in inventory as of February 29, 2016 compared to August 31, 2015 due to the increase in net sales and a desire to stock more products to shorten lead times and anticipate customer demand. Trade receivables excluding joint ventures as of February 29, 2016 increased $112,369 compared to August 31, 2015, primarily related to the increase in NTIC’s net sales. Outstanding trade receivables excluding joint ventures balances as of February 29, 2016 increased four days to an average of 54 days from balances outstanding from these customers as of August 31, 2015. Outstanding trade receivables from joint ventures as of February 29, 2016 increased $118,640 compared to August 31, 2015 primarily due to the timing of payments. There was an increase of outstanding balances from trade receivables from joint ventures as of February 29, 2016 of an average of 10 days from an average of 93 days from balances outstanding from these customers compared to August 31, 2015. The significant average days outstanding of trade receivables from joint ventures as of February 29, 2016 were primarily due to the receivable balance at NTIC’s joint venture in in South Korea and Tianjin Zerust. Because of the lack of financial and other information received from Tianjin Zerust, it is possible that if and when financial and other information is received from Tianjin Zerust that NTIC may need to recognize an impairment charge on its receivable from Tianjin Zerust. NTIC estimates that its maximum exposure in terms of an impairment charge on this receivable would be approximately $114,000.

Outstanding receivables for services provided to joint ventures as of February 29, 2016 decreased $242,537 compared to August 31, 2015, which resulted in an increase of 9 days of fees receivable outstanding as of February 29, 2016 to an average of 113 days compared to August 31, 2015.

Net cash used in investing activities for the six months ended February 29, 2016 was $1,080,567, which was primarily the result of cash used in the purchase of available for sale securities, additions to property and equipment and additions to patents. Net cash provided by investing activities for the six months ended February 28, 2015 was $990,492, which was primarily the result of cash proceeds from the sale of available for sale securities, partially offset by additions to property and equipment and additions to patents.

Net cash used in financing activities for the six months ended February 29, 2016 was $235,586, which resulted from a dividend paid to a non-controlling interest and the repurchase of common stock, partially offset by proceeds from NTIC’s employee stock purchase plan. Net cash used in financing activities for the six months ended February 28, 2015 was $437,930, which resulted from a dividend paid to a non-controlling interest, partially offset by proceeds from stock option exercises and NTIC’s employee stock purchase plan.

Stock Repurchase Program. On January 15, 2015, NTIC’s Board of Directors authorized the repurchase of up to $3,000,000 in shares of NTIC common stock through open market purchases or unsolicited or solicited privately negotiated transactions. This program has no expiration date but may be terminated by NTIC’s Board of Directors at any time. During the six months ended February 29, 2016, NTIC repurchased an aggregate of 5,461 shares for an aggregate purchase price of $70,549. As of February 29, 2016, up to $2,905,099 in shares of NTIC common stock remained available for repurchase under NTIC’s stock repurchase program.

Capital Expenditures and Commitments. NTIC spent $346,872 on capital expenditures during the six months ended February 29, 2016 and expects to spend an aggregate of approximately $400,000 to $450,000 on capital expenditures during the remainder of fiscal 2016. Anticipated capital expenditures for fiscal 2016 relate primarily to the purchase of new equipment.

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

At the option of NTIC, outstanding advances under NTIC’s $3,000,000 revolving line of credit with PNC Bank bear interest at either (a) an annual rate based on LIBOR plus 2.15% for the applicable LIBOR interest period selected by NTIC or (b) at the rate publicly announced by PNC Bank from time to time as its prime rate, and thus may subject NTIC to some market risk on interest rates. As of February 29, 2016, NTIC had no borrowings under the line of credit.

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

Forward-looking statements are based on current expectations about future events affecting NTIC and are subject to uncertainties and factors that affect all businesses operating in a global market as well as matters specific to NTIC. These uncertainties and factors are difficult to predict and many of them are beyond NTIC’s control. The following are some of the uncertainties and factors known to us that could cause NTIC’s actual results to differ materially from what NTIC has anticipated in its forward-looking statements:

•	NTIC’s operations in China, the termination of the joint venture agreements with Tianjin Zerust, the pending litigation against Mr. Tao Meng and Cortec Corporation and the anticipated liquidation of Tianjin Zerust and the effect on NTIC’s business and future operating results, including possible future impairment charges on NTIC’s investment in Tianjin Zerust and a receivable from Tianjin Zerust;

•	The effect of current worldwide economic conditions, the European sovereign debt crisis and turmoil and disruption in the global credit and financial markets on NTIC’s business;

•	The variability in NTIC’s sales of ZERUST® products and services into oil and gas industry and Natur-Tec® products and NTIC’s equity income of joint ventures, which variability in sales and equity in income of joint venture in turn, subject NTIC’s earnings to quarterly fluctuations;

•	Risks associated with NTIC’s international operations and exposure to fluctuations in foreign currency exchange rates and import duties and taxes;

•	The health of the U.S. automotive industry on NTIC’s business;

•	NTIC’s dependence on the success of its joint ventures and fees and dividend distributions that NTIC receives from them;

•	NTIC’s relationships with its joint ventures and its ability to maintain those relationships, especially in light of anticipated succession planning issues;

•	NTIC’s dependence upon sales by Zerust Brazil to Petroleo Brasileiro S.A. (Petrobras), an oil company located in Brazil, and the effect of such sales on NTIC’s quarterly operating results, including in particular its net sales and margins;

•	Fluctuations in the cost and availability of raw materials, including resins and other commodities;

•	The success of and risks associated with NTIC’s emerging new businesses and products and services, including in particular NTIC’s ability and the ability of NTIC’s joint ventures to sell ZERUST® products and services into oil and gas industry and Natur-Tec® products and the often lengthy and extensive sales process involved in selling such products and services;

•	NTIC’s ability to introduce new products and services that respond to changing market conditions and customer demand;

•	Market acceptance of NTIC’s existing and new products, especially in light of existing and new competitive products;

•	Maturation of certain existing markets for NTIC’s ZERUST® products and services and NTIC’s ability to grow market share and succeed in penetrating other existing and new markets;

•	Increased competition, especially with respect to NTIC’s ZERUST® products and services, and the effect of such competition on NTIC’s and its joint ventures’ pricing, net sales and margins;

•	NTIC’s reliance upon and its relationships with its distributors, independent sales representatives and joint ventures;

•	NTIC’s reliance upon suppliers;

•	Oil prices, which may affect sales of NTIC’s ZERUST® products and services into the oil and gas industry;

•	The costs and effects of complying with laws and regulations and changes in tax, fiscal, government and other regulatory policies, including rules relating to environmental, health and safety matters;

•	Unforeseen product quality or other problems in the development, production and usage of new and existing products;

•	Unforeseen production expenses incurred in connection with new customers and new products;

•	Loss of or changes in executive management or key employees;

•	Ability of management to manage around unplanned events;

•	Pending and future litigation;

•	NTIC’s reliance on its intellectual property rights and the absence of infringement of the intellectual property rights of others;

•	NTIC’s ability to maintain effective internal control over financial reporting, especially in light of its accelerated filer status and its joint venture arrangements;

•	Changes in applicable laws or regulations and NTIC’s failure to comply with applicable laws, rules and regulations;

•	Changes in generally accepted accounting principles and the effect of new accounting pronouncements;

•	Fluctuations in NTIC’s effective tax rate; and

•	NTIC’s reliance upon its management information systems.

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

At the option of NTIC, outstanding advances under NTIC’s $3,000,000 revolving line of credit with PNC Bank bear interest at either (a) an annual rate based on LIBOR plus 2.15% for the applicable LIBOR interest period selected by NTIC or (b) at the rate publicly announced by PNC Bank from time to time as its prime rate, and thus may subject NTIC to some market risk on interest rates. As of February 29, 2016, NTIC had no borrowings under the line of credit.

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

Changes in Internal Control over Financial Reporting

There was no change in NTIC’s internal control over financial reporting that occurred during the quarter ended February 29, 2016 that has materially affected, or is reasonably likely to materially affect NTIC’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Equity Securities

During the three months ended February 29, 2016, NTIC did not issue any shares of its common stock or other equity securities of NTIC that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

The following table shows NTIC’s stock repurchase activity during the three months ended February 29, 2016.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
December 1, 2015 through December 31, 2015	0	N/A	0	(1)
January 1, 2016 through January 31, 2016	1,995	$9.98	1,995	(1)
February 1, 2016 through February 29, 2016	300	$10.15	300	(1)(2)
Total	2,295	$10.01	0	(1)(2)

(1)	On January 15, 2015, NTIC’s Board of Directors authorized the repurchase of up to $3,000,000 in shares of NTIC common stock through open market purchases or unsolicited or solicited privately negotiated transactions. This program has no expiration date but may be terminated by NTIC’s Board of Directors at any time.

(2)	As of February 29, 2016, up to $2,905,099 in shares of NTIC common stock remained available for repurchase under NTIC’s stock repurchase program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

The following exhibits are being filed or furnished with this quarterly report on Form 10-Q:

Exhibit No.	Description
10.1	Amendment to Loan Documents dated as of January 6, 2016 between Northern Technologies International Corporation from PNC Bank, National Association (filed herewith)
31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101	The following materials from NTIC’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 29, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Comprehensive Income (Loss), (iv) the unaudited Consolidated Statements of Cash Flows, and (v) Notes to Condensed Financial Statements (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

Date: April 11, 2016	Matthew C. Wolsfeld, CPA
Chief Financial Officer
(Principal Financial and Accounting Officer and
Duly Authorized to Sign on Behalf of the Registrant)

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
QUARTERLY REPORT ON FORM 10-Q

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
10.1	Amendment to Loan Documents dated as of January 6, 2016 between Northern Technologies International Corporation from PNC Bank, National Association	Filed herewith
31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101	The following materials from Northern Technologies International Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 29, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Comprehensive Income (Loss), (iv) the unaudited Consolidated Statements of Cash Flows, and (v) Notes to Condensed Financial Statements	Filed herewith