Form 10-Q
period 2016-05-31
NORTHERN TECHNOLOGIES INTERNATIONAL CORP
filed 2016-07-11
CIK 875582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________

FORM 10-Q

(Mark one)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2016

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

As of July 8, 2016, there were 4,537,116 shares of common stock of the registrant outstanding.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

FORM 10-Q

May 31, 2016

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

1

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AS OF MAY 31, 2016 (UNAUDITED)

AND AUGUST 31, 2015 (AUDITED)

	May 31, 2016	August 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,626,538	$2,623,981
Available for sale securities	2,239,792	2,027,441
Receivables:
Trade excluding joint ventures, less allowance for doubtful accounts of $40,000 at May 31, 2016 and August 31, 2015	4,573,671	4,027,167
Trade joint ventures	718,899	645,377
Fees for services provided to joint ventures	1,351,593	1,449,162
Income taxes	510,288	198,462
Inventories	7,411,006	7,468,441
Prepaid expenses	489,946	411,473
Deferred income taxes	424,108	424,108
Total current assets	22,345,841	19,275,612

PROPERTY AND EQUIPMENT, NET	7,298,036	7,293,163

OTHER ASSETS:
Investments in joint ventures	18,604,871	20,544,238
Investments at carrying value (Note 7)	1,883,668	1,883,668
Deferred income taxes	1,175,170	1,176,012
Patents and trademarks, net	1,264,780	1,262,219
Other	199,216	130,736
Total other assets	23,127,705	24,996,873
Total assets	$52,771,582	$51,565,648

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,769,347	$2,101,175
Accrued liabilities:
Payroll and related benefits	819,302	1,056,257
Other	364,405	514,409
Total current liabilities	3,953,054	3,671,841

COMMITMENTS AND CONTINGENCIES (Note 13)

EQUITY:
Preferred stock, no par value; authorized 10,000 shares; none issued and outstanding	—	—
Common stock, $0.02 par value per share; authorized 10,000,000 shares; issued and outstanding 4,537,116 and 4,539,045, respectively	90,742	90,781
Additional paid-in capital	13,738,062	13,441,264
Retained earnings	35,098,104	34,522,871
Accumulated other comprehensive loss	(3,239,074)	(3,180,811)
Stockholders’ equity	45,687,834	44,874,105
Non-controlling interest	3,130,694	3,019,702
Total equity	48,818,528	47,893,807
Total liabilities and equity	$52,771,582	$51,565,648

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2016 AND 2015

	Three Months Ended		Nine Months Ended
	May 31, 2016	May 31, 2015	May 31, 2016	May 31, 2015
NET SALES:
Net sales, excluding joint ventures	$7,925,357	$7,553,957	$21,454,381	$20,030,491
Net sales, to joint ventures	761,218	723,618	1,961,565	2,189,888
Total net sales	8,686,575	8,277,575	23,415,946	22,220,379
Cost of goods sold	5,777,249	5,595,207	15,920,896	15,059,558
Gross profit	2,909,326	2,682,368	7,495,050	7,160,821

JOINT VENTURE OPERATIONS:
Equity in income of joint ventures	1,664,464	1,724,915	3,600,884	4,806,247
Fees for services provided to joint ventures	1,351,913	1,303,964	3,808,384	4,432,494
Total joint venture operations	3,016,377	3,028,879	7,409,268	9,238,741

OPERATING EXPENSES:
Selling expenses	1,507,200	1,434,627	4,507,716	4,168,955
General and administrative expenses	1,691,077	1,703,083	5,057,777	4,794,206
Expenses incurred in support of joint ventures	266,791	327,586	881,255	1,510,830
Research and development expenses	1,231,950	1,064,710	3,349,572	2,968,879
Total operating expenses	4,697,018	4,530,006	13,796,320	13,442,870

OPERATING INCOME	1,228,685	1,181,241	1,107,998	2,956,692

INTEREST INCOME	29,868	7,943	58,425	25,504
INTEREST EXPENSE	(15,465)	(6,004)	(30,987)	(14,232)
OTHER INCOME	6,294	—	7,255	2,145

INCOME BEFORE INCOME TAX EXPENSE	1,249,382	1,183,180	1,142,691	2,970,109

INCOME TAX EXPENSE	225,395	114,180	262,359	495,478

NET INCOME	1,023,987	1,069,000	880,332	2,474,631

NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	106,614	163,565	305,099	689,575

NET INCOME ATTRIBUTABLE TO NTIC	$917,373	$905,435	$575,233	$1,785,056

NET INCOME ATTRIBUTABLE TO NTIC PER COMMON SHARE:
Basic	$0.20	$0.20	$0.13	$0.40
Diluted	$0.20	$0.20	$0.13	$0.39

WEIGHTED AVERAGE COMMON SHARES ASSUMED OUTSTANDING:
Basic	4,538,970	4,525,109	4,538,005	4,519,279
Diluted	4,563,801	4,594,992	4,587,064	4,635,561

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2016 AND 2015

	Three Months Ended		Nine Months Ended
	May 31, 2016	May 31, 2015	May 31, 2016	May 31, 2015
NET INCOME	$1,023,987	$1,069,000	$880,332	$2,474,631
OTHER COMPREHENSIVE INCOME (LOSS) – FOREIGN CURRENCY TRANSLATION ADJUSTMENT	432,360	(439,459)	(52,370)	(3,695,884)

COMPREHENSIVE INCOME (LOSS)	1,456,347	629,541	827,962	(1,221,253)
COMPREHENSIVE INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	124,840	130,133	310,992	372,690
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NTIC	$1,331,507	$499,408	$516,970	$(1,593,943)

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED MAY 31, 2016 AND 2015

	Nine Months Ended
	May 31, 2016	May 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$880,332	$2,474,631
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	325,576	378,421
Depreciation expense	482,576	385,126
Amortization expense	89,275	65,747
Loss on disposal of assets	—	20,689
Equity in income from joint ventures	(3,600,884)	(4,806,247)
Dividends received from joint ventures	5,449,543	2,767,771
Deferred income taxes	—	(27,558)
Changes in current assets and liabilities:
Receivables:
Trade, excluding joint ventures	(570,647)	(896,173)
Trade, joint ventures	(73,522)	324,338
Fees for services provided to joint ventures	97,569	1,257,998
Income taxes	(314,038)	(217,055)
Inventories	17,185	(887,748)
Prepaid expenses and other	(58,518)	(95,316)
Accounts payable	692,741	82,550
Income tax payable	(377)	22,943
Accrued liabilities	(363,514)	(813,896)
Net cash provided by operating activities	3,053,297	36,221

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of available for sale securities	—	2,991,919
Purchase of available for sale securities	(212,351)	—
Additions to property and equipment	(490,481)	(1,098,035)
Additions to patents	(91,836)	(138,786)
Net cash (used in) provided by investing activities	(794,668)	1,755,098

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividend received by non-controlling interest	(200,000)	(560,000)
Repurchase of common stock	(97,450)	—
Proceeds from employee stock purchase plan	68,633	57,980
Proceeds from exercise of stock options	—	99,450
Net cash used in financing activities	(228,817)	(402,570)

EFFECT OF EXCHANGE RATE CHANGES ON CASH:	(27,255)	(72,195)

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,002,557	1,316,554
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,623,981	2,477,017

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,626,538	$3,793,571

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. INTERIM FINANCIAL INFORMATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all necessary adjustments, which are of a normal recurring nature, and present fairly the consolidated financial position of Northern Technologies International Corporation and its subsidiaries (the Company) as of May 31, 2016 and August 31, 2015 and the results of their operations for the three and nine months ended May 31, 2016 and 2015 and their cash flows for the nine months ended May 31, 2016 and 2015, in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).

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

Operating results for the three and nine months ended May 31, 2016 are not necessarily indicative of the results that may be expected for the full fiscal year ending August 31, 2016.

The Company evaluates events occurring after the date of the consolidated financial statements requiring recording or disclosure in the consolidated financial statements.

2. Recently Issued Accounting PronouncementS

In May 2014, the Financial Accounting Standards Board (FASB) issued Revenue from Contracts with Customers, Topic 606 (Accounting Standards Update (ASU) No. 2014-09), which provides a framework for the recognition of revenue, with the objective that recognized revenues properly reflect amounts an entity is entitled to receive in exchange for goods and services. This guidance, which includes additional disclosure requirements regarding revenue, cash flows and obligations related to contracts with customers, was originally to be effective for the Company beginning in fiscal year 2018. In July 2015, the FASB confirmed a one-year deferral of the effective date of the new revenue standard which also allows early adoption as of the original effective date. The updated guidance will be effective for the Company’s first quarter of 2019. The Company is currently evaluating the impact of adopting ASU 2014-09 on its consolidated financial statements, but believes there will be no material impact, if any.

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

3. INVENTORIES

Inventories consisted of the following:

	May 31, 2016	August 31, 2015
Production materials	$1,337,225	$1,445,014
Finished goods	6,073,781	6,023,427
	$7,411,006	$7,468,441

4. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	May 31, 2016	August 31, 2015
Land	$310,365	$310,365
Buildings and improvements	6,469,887	6,180,089
Machinery and equipment	4,273,741	4,090,619
	11,053,993	10,581,073
Less accumulated depreciation	(3,755,957)	(3,287,910)
	$7,298,036	$7,293,163

5. PATENTS AND TRADEMARKS, NET

Patents and trademarks, net consisted of the following:

	May 31, 2016	August 31, 2015
Patents and trademarks	$2,531,858	$2,440,022
Less accumulated amortization	(1,267,078)	(1,177,803)
	$1,264,780	$1,262,219

Patent and trademark costs are amortized over seven years. Costs incurred related to patents and trademarks are capitalized until filed and approved, at which time the amounts capitalized to date are amortized and any further costs, including maintenance costs, are expensed as incurred. Amortization expense is estimated to approximate $115,000 in each of the next five fiscal years.

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

Financial information from the audited and unaudited financial statements of the Company’s joint venture in Germany, Excor Korrosionsschutz – Technologien und Produkte GmbH (EXCOR) and all of the Company’s other joint ventures, are summarized as follows:

	May 31, 2016
	Total	EXCOR	All Other
Current assets	$47,930,421	$22,433,723	$25,496,698
Total assets	51,389,757	24,189,092	27,200,665
Current liabilities	13,952,018	4,602,925	9,349,093
Noncurrent liabilities	103,392	—	103,392
Joint ventures’ equity	37,334,348	19,586,166	17,748,182
Northern Technologies International Corporation’s share of joint ventures’ equity	18,604,871	9,793,085	8,811,786
Northern Technologies International Corporation’s share of joint ventures’ undistributed earnings	$15,892,135	$9,416,694	$6,475,441

	August 31, 2015
	Total	EXCOR	All Other
Current assets	$49,295,116	$22,620,323	$26,674,793
Total assets	52,853,938	24,606,880	28,247,058
Current liabilities	12,288,383	3,360,142	8,928,241
Noncurrent liabilities	1,215,139	—	1,215,139
Joint ventures’ equity	39,350,417	21,246,738	18,103,679
Northern Technologies International Corporation’s share of joint ventures’ equity	20,544,238	11,571,361	8,972,877
Northern Technologies International Corporation’s share of joint ventures’ undistributed earnings	$18,483,377	$11,540,456	$6,942,921

	Nine Months Ended May 31, 2016
	Total	EXCOR	All Other
Net sales	$66,223,514	$25,314,260	$40,909,254
Gross profit	29,745,795	13,512,404	16,233,391
Net income	7,188,274	5,409,407	1,778,867
Northern Technologies International Corporation’s share of equity in income of joint ventures	$3,600,884	$2,714,905	$885,979

	Nine Months Ended May 31, 2015
	Total	EXCOR	Tianjin Zerust	All Other
Net sales	$75,974,770	$27,580,051	$3,735,457	$44,659,262
Gross profit	37,469,186	15,113,100	1,783,673	20,572,413
Net income	9,634,318	6,334,009	265,648	3,034,661
Northern Technologies International Corporation’s share of equity in income of joint ventures	$4,806,247	$3,152,489	$132,824	$1,520,934

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

The Company records expenses that are directly attributable to the joint ventures on its consolidated statements of operations in the line item “Expenses incurred in support of joint ventures.” The expenses include items such as employee compensation and benefit expenses, travel expense and consulting expense. See Note 13 regarding pending litigation involving Tianjin Zerust.

The Company did not make any joint venture investments during the nine months ended May 31, 2016 and 2015.

7. CHINA OPERATIONS

Effective December 31, 2014, the Company terminated its joint venture agreements with its previous joint venture in China, Tianjin Zerust, began the process of liquidating the joint venture entity, and commenced operations in China through a wholly-owned subsidiary, NTIC (Shanghai) Co. Ltd. on January 1, 2015. Effective December 31, 2014, the Company’s investment in Tianjin Zerust is reported at carrying value based on the Company’s decreased level of influence over the entity, and the Company has reclassified previously unrecognized gains on foreign currency translation from accumulated other comprehensive income. Any declines in the fair value are reflected as adjustments to the carrying value. No such adjustments were recorded during the nine months ended May 31, 2016.

Because of the lack of financial and other information received from Tianjin Zerust, it is possible that receipt of future financial and other information from Tianjin Zerust may impact the realization of the Company’s investment in and realization of a receivable from Tianjin Zerust. The last time the Company received financial information from Tianjin Zerust was through November 2014.  The Company, as of May 31, 2016, does not believe there are any triggering events that would require an impairment test.  The Company’s current net investment is approximately $1,130,200, which is 60% of its investment in Tianjin Zerust, which was $1,883,668 as of May 31, 2016.  The Company will continue to evaluate the realization of this asset on an ongoing basis and adjust if necessary.

The Company incurred expenses of $1,425,000 and $1,138,000 during the nine months ended May 31, 2016 and 2015, respectively, related to the termination of the joint venture agreement with Tianjin Zerust, the initiation of the liquidation of Tianjin Zerust, the formation and initial operation of NTIC China and the litigation in North America. Such expenses consisted primarily of legal expenses and personnel expenses associated with the establishment of the subsidiary and the hiring of new personnel. These expenses are recorded as operating expenses on the consolidated statements of operations and are partially offset by the gross margin contribution from sales of NTIC China.

See Note 13 regarding pending litigation involving Tianjin Zerust.

8. CORPORATE DEBT

The Company has a revolving line of credit with PNC Bank of $3,000,000. No amounts were outstanding under the line of credit as of both May 31, 2016 and August 31, 2015. At the option of the Company, outstanding advances under the line of credit bear interest at either (a) an annual rate based on LIBOR plus 2.15% for the applicable LIBOR interest period selected by the Company or (b) at the rate publicly announced by PNC Bank from time to time as its prime rate. Interest is payable in arrears (a) for the portion of advances bearing interest under the prime rate on the last day of each month during the term thereof and (b) for the portion of advances bearing interest under the LIBOR option on the last day of the respective LIBOR interest period selected for such advance. Any unpaid interest is payable on the maturity date. The revolving line of credit is secured by cash, receivables and inventory.

The line of credit is governed under a loan agreement. The loan agreement contains standard covenants, including affirmative financial covenants, such as the maintenance of a minimum fixed charge coverage ratio, and negative covenants, which, among other things, limit the incurrence of additional indebtedness, loans and equity investments, disposition of assets, mergers and consolidations and other matters customarily restricted in such agreements. Under the loan agreement, the Company is subject to a minimum fixed charge coverage ratio of 1.10:1.00. As of May 31, 2016, the Company was in compliance with all debt covenants.

On January 6, 2016, PNC Bank extended the maturity date of the line of credit from January 7, 2016 to January 7, 2017. All other terms of the line of credit and the loan agreement and other documents evidencing the line of credit remain the same.

9. STOCKHOLDERS’ EQUITY

During the nine months ended May 31, 2016, the Company repurchased and retired 7,511 shares of its common stock. During the nine months ended May 31, 2015, the Company did not repurchase or retire any shares of its common stock.

The Company granted stock options under the Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan (the 2007 Plan) to purchase an aggregate of 53,447 shares of its common stock to various employees and directors during the nine months ended May 31, 2016. The weighted average per share exercise price of the stock options is $14.85, which is equal to the fair market value of the Company’s common stock on the date of grant.

During the nine months ended May 31, 2016, no stock options to purchase shares of common stock were exercised.

The Company granted stock options under the 2007 Plan to purchase an aggregate of 45,067 shares of its common stock to various employees and directors during the nine months ended May 31, 2015. The weighted average per share exercise price of the stock options is $20.10, which was equal to the fair market value of the Company’s common stock on the date of grant.

The following stock options to purchase shares of common stock were exercised during the nine months ended May 31, 2015:

Options Exercised	Exercise Price
18,000	$7.65
2,333	$10.20

10. NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share assumes the exercise of stock options using the treasury stock method, if dilutive.

The following is a reconciliation of the income per share computation:

	Three Months Ended		Nine Months Ended
Numerators:	May 31, 2016	May 31, 2015	May 31, 2016	May 31, 2015
Net income attributable to NTIC	$917,373	$905,435	$575,233	$1,785,056

Denominators:
Basic – weighted shares outstanding	4,538,970	4,525,109	4,538,005	4,519,279
Weighted shares assumed upon exercise of stock options	24,831	69,883	49,059	116,282
Diluted – weighted shares outstanding	4,563,801	4,594,992	4,587,064	4,635,561
Basic income per share:	$0.20	$0.20	$0.13	$0.40
Diluted income per share:	$0.20	$0.20	$0.13	$0.39

The dilutive impact summarized above relates to the periods when the average market price of the Company’s common stock exceeded the exercise price of the potentially dilutive option securities granted. Income per share was based on the weighted average number of shares of common stock outstanding during the periods when computing the basic income per share. When dilutive, stock options are included as equivalents using the treasury stock market method when computing the diluted income per share.

Excluded from the computation of diluted income per share for the three and nine months ended May 31, 2016 were options outstanding to purchase 170,887 shares of common stock. Excluded from the computation of diluted income per share for the three and nine months ended May 31, 2015 were options outstanding to purchase 45,067 shares of common stock.

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

The 2007 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, stock unit awards, performance awards and stock bonuses to eligible recipients to enable the Company and its subsidiaries to attract and retain qualified individuals through opportunities for equity participation in the Company, and to reward those individuals who contribute to the achievement of the Company’s economic objectives. Subject to adjustment as provided in the 2007 Plan, up to a maximum of 800,000 shares of the Company’s common stock are issuable under the 2007 Plan. Options granted under the 2007 Plan generally have a term of ten years and become exercisable over a three- or four-year period beginning on the one-year anniversary of the date of grant. Options are granted at per share exercise prices equal to the market value of the Company’s common stock on the date of grant. The Company issues new shares upon the exercise of options. As of May 31, 2016, only stock options and stock bonuses had been granted under the 2007 Plan.

The maximum number of shares of common stock of the Company available for issuance under the ESPP is 100,000 shares, subject to adjustment as provided in the ESPP. The ESPP provides for six-month offering periods beginning on September 1 and March 1 of each year. The purchase price of the shares is 90% of the lower of the fair market value of common stock at the beginning or end of the offering period. This discount may not exceed the maximum discount rate permitted for plans of this type under Section 423 of the Internal Revenue Code of 1986, as amended. The ESPP is compensatory for financial reporting purposes. The Company issued 2,439 and 1,948 shares on September 1, 2015 and 2014, respectively, under the ESPP. The Company issued 3,144 shares on March 1, 2016 under the ESPP.

The Company granted options to purchase an aggregate of 53,447 and 45,067 shares of its common stock during the nine months ended May 31, 2016 and 2015, respectively. The fair value of option grants is determined at date of grant, using the Black-Scholes option pricing model with the assumptions listed below.  The Company recognized compensation expense of $325,576 and $378,421 during the nine months ended May 31, 2016 and 2015, respectively, related to the options that vested during such time period. As of May 31, 2016, the total compensation cost for nonvested options not yet recognized in the Company’s consolidated statements of operations was $341,261, net of estimated forfeitures. Stock-based compensation expense of $101,861 is expected through the remainder of fiscal year 2016, and $159,600 and $79,800 is expected to be recognized during fiscal 2017 and fiscal 2018, respectively, based on outstanding options as of May 31, 2016. Future option grants will impact the compensation expense recognized. Stock-based compensation expense is included in general and administrative expense on the consolidated statements of operations.

The Company currently estimates a ten percent forfeiture rate for stock options and continually reviews this estimate for future periods.

The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions and results for the grants:

	Nine Months Ended
	May 31, 2016	May 31, 2015
Dividend yield	0.00%	0.00%
Expected volatility	46.0%	46.6%
Expected life of option (years)	10	10
Average risk-free interest rate	1.63%	1.63%

The weighted average per share fair value of options granted during nine months ended May 31, 2016 and 2015 was $8.48 and $11.58, respectively. The weighted average remaining contractual life of the options outstanding as of May 31, 2016 and 2015 was 6.71 years and 6.56 years, respectively.

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

The following table sets forth the Company’s net sales for the three and nine months ended May 31, 2016 and 2015 by segment:

	Three Months Ended		Nine Months Ended
	May 31, 2016	May 31, 2015	May 31, 2016	May 31, 2015
ZERUST® net sales	$7,185,955	$7,076,760	$19,548,974	$19,098,816
Natur-Tec® net sales	1,500,620	1,200,815	3,866,972	3,121,563
Total net sales	$8,686,575	$8,277,575	$23,415,946	$22,220,379

The following table sets forth the Company’s cost of goods sold for the three and nine months ended May 31, 2016 and 2015 by segment:

	Three Months Ended				Nine Months Ended
	May 31, 2016	% of Segment Sales*	May 31, 2015	% of Segment Sales*	May 31, 2016	% of Segment Sales*	May 31, 2015	% of Segment Sales*
Direct cost of goods sold
ZERUST®	$4,028,114	56.1%	$3,942,776	55.7%	$10,968,742	56.1%	$10,452,467	54.7%
Natur-Tec®	1,119,730	74.6%	889,976	74.1%	2,938,927	76.0%	2,391,599	76.6%
Indirect cost of goods sold	629,405	—	762,455	—	2,013,227	—	2,215,492	—
Total net cost of goods sold	$5,777,249		$5,595,207		$15,920,896		$15,059,558

__________________________

*	The percent of segment sales is calculated by dividing the direct cost of goods sold for each individual segment category by the net sales for each segment category.

The Company utilizes product net sales and direct and indirect cost of goods sold for each product in reviewing the financial performance of a product type. Further allocation of Company expenses or assets, aside from amounts presented in the tables above, is not utilized in evaluating product performance, nor does such allocation occur for internal financial reporting.

Geographic Information

Net sales by geographic location for the three and nine months ended May 31, 2016 and 2015 were as follows:

	Three Months Ended		Nine Months Ended
	May 31, 2016	May 31, 2015	May 31, 2016	May 31, 2015
Inside the U.S.A. to unaffiliated customers	$5,559,885	$5,337,090	$14,762,170	$14,200,121
Outside the U.S.A to:
Joint ventures in which the Company is a shareholder directly and indirectly	446,322	580,622	1,967,370	2,588,501
Unaffiliated customers	2,680,368	2,359,863	6,686,406	5,431,757
	$8,686,575	$8,277,575	$23,415,946	$22,220,379

Net sales by geographic location are based on the location of the customer. Fees for services provided to joint ventures by geographic location as a percentage of total fees for services provided to joint ventures during the three and nine months ended May 31, 2016 and 2015 were as follows:

	Three Months Ended
	May 31, 2016	% of Total Fees for Services Provided to Joint Ventures	May 31, 2015	% of Total Fees for Services Provided to Joint Ventures
Germany	$242,158	17.9%	$219,182	16.8%
Poland	167,237	12.4%	149,771	11.5%
Japan	148,091	11.0%	124,772	9.6%
United Kingdom	135,068	10.0%	93,229	7.2%
Thailand	132,548	9.8%	128,164	9.8%
France	87,588	6.5%	108,788	8.4%
Korea	74,085	5.5%	70,984	5.4%
India	70,610	5.2%	72,285	5.5%
Sweden	66,239	4.9%	103,234	7.9%
Finland	55,876	4.1%	74,711	5.7%
Czech Republic	54,537	4.0%	56,843	4.3%
Other	117,876	8.7%	102,001	7.8%
	$1,351,913	100.0%	$1,303,964	100.0%

	Nine Months Ended
	May 31, 2016	% of Total Fees for Services Provided to Joint Ventures	May 31, 2015	% of Total Fees for Services Provided to Joint Ventures
Germany	$664,812	17.4%	$660,135	14.9%
Poland	452,260	11.8%	437,607	9.9%
Japan	416,241	10.9%	409,316	9.2%
Thailand	395,611	10.4%	425,316	9.6%
United Kingdom	292,216	7.7%	304,600	6.9%
France	250,373	6.6%	318,686	7.2%
Korea	247,730	6.5%	133,405	3.0%
India	223,137	5.9%	215,548	4.9%
Sweden	189,556	5.0%	262,451	5.9%
Finland	177,704	4.7%	220,926	5.0%
Czech Republic	176,470	4.6%	165,492	3.7%
China	—	0.0%	516,139	11.6%
Other	322,274	8.5%	362,872	8.2%
	$3,808,384	100.0%	$4,432,494	100.0%

Sales to the Company’s joint ventures are included in the foregoing segment and geographic information; however, sales by the Company’s joint ventures to other parties are not included. The foregoing segment and geographic information represents only sales and cost of goods sold recognized directly by the Company.

The geographical distribution of key financial statement data is as follows:

	May 31, 2016	August 31, 2015
Brazil	$64,050	$46,918
India	13,664	16,402
China	164,765	45,220
United States	7,055,557	7,184,623
Total long-lived assets	$7,298,036	$7,293,163

	Nine Months Ended
	May 31, 2016	May 31, 2015
Brazil	$1,509,659	$2,103,589
India	911,227	708,635
China	2,473,733	442,262
United States	18,521,327	18,965,893
Total net sales	$23,415,946	$22,220,379

Total long-lived assets located in Brazil, India and China primarily consist of property, plant and equipment. These assets are periodically reviewed to assure the net realizable value from the estimated future production based on forecasted sales exceeds the carrying value of the assets.

13. COMMITMENTS AND CONTINGENCIES

On August 18, 2015, the Compensation Committee of the Board of Directors of the Company approved the material terms of an annual bonus plan for the Company’s executive officers as well as certain officers and employees for the fiscal year ending August 31, 2016. For fiscal 2016 as in past years, the total amount available under the bonus plan for all plan participants, including executive officers, is dependent upon the Company’s earnings before interest, taxes and other income, as adjusted to take into account amounts to be paid under the bonus plan and certain other adjustments (Adjusted EBITOI). Each plan participant’s percentage of the overall bonus pool is based upon the number of plan participants, the individual’s annual base salary and the individual’s position and level of responsibility within the company. In the case of each of the Company’s executive officer participants, 75% of the amount of their individual bonus payout will be determined based upon the Company’s actual Adjusted EBITOI for fiscal 2016 compared to a pre-established target Adjusted EBITOI for fiscal 2016 and 25% of the payout will be determined based upon such executive officer’s achievement of certain pre-established individual performance objectives. The payment of bonuses under the plan are discretionary and may be paid to executive officer participants in both cash and shares of the Company’s common stock, the exact amount and percentages will be determined by the Company’s Board of Directors, upon recommendation of the Compensation Committee, after the completion of the Company’s consolidated financial statements for fiscal 2016. There was $215,000 accrued for management bonuses for the nine months ended May 31, 2016 compared to an accrual of $466,000 for management bonuses for the nine months ended May 31, 2015.

Four joint ventures (consisting of the Company’s joint ventures in Korea, India, Thailand and Tianjin Zerust) accounted for 65.6% of the Company’s trade joint venture receivables at May 31, 2016 and accounted for 67.0% of the Company’s trade joint venture receivables at August 31, 2015.

On March 23, 2015, the Company and NTI Asean filed a lawsuit in Tianjin No 1 Intermediate People’s Court against two individuals, Meng Tao and Xu Hui, related to breaches of duties and contractual commitments owed to NTI Asean under certain agreements related to the Company’s former joint venture in China, Tianjin Zerust Anti-Corrosion Technologies Ltd. The lawsuit alleges, among other things, that Mr. Meng Tao and Xu Hui have engaged in self-dealing, usurped business opportunities, and received economic benefits that were required to go to Tianjin Zerust. As of May 31, 2016, the Company is not able to reasonably estimate the amount of any recovery to NTI Asean, if any.

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

From time to time, the Company is subject to various other claims and legal actions in the ordinary course of its business. The Company records a liability in its consolidated financial statements for costs related to claims, including future legal costs, settlements and judgments, where the Company has assessed that a loss is probable and an amount could be reasonably estimated. If the reasonable estimate of a probable loss is a range, the Company records the most probable estimate of the loss or the minimum amount when no amount within the range is a better estimate than any other amount. The Company discloses a contingent liability even if the liability is not probable or the amount is not estimable, or both, if there is a reasonable possibility that material loss may be have been incurred. In the opinion of management, as of May 31, 2016, the amount of liability, if any, with respect to these matters, individually or in the aggregate, will not materially affect the Company’s consolidated results of operations, financial position or cash flows.

14. Fair Value Measurements

Assets and liabilities that are measured at fair value on a recurring basis primarily relate to marketable equity securities. These items are marked-to-market at each reporting period.

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurements Using Inputs Considered as
	Fair Value as of May 31, 2016	Level 1	Level 2	Level 3
Available for sale securities	$2,239,792	$2,239,792	$—	$—

		Fair Value Measurements Using Inputs Considered as
	Fair Value as of August 31, 2015	Level 1	Level 2	Level 3
Available for sale securities	$2,027,441	$2,027,441	$—	$—

There were no transfers between Level 1, Level 2, or Level 3 during the three and nine months ended May 31, 2016 and 2015.

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

During fiscal 2015, NTIC incurred approximately $1,640,000 and during the first nine months of fiscal 2016, NTIC incurred approximately $1,425,000 in expenses related either directly or indirectly to the establishment and initial business operations of NTIC China, the termination of the joint venture agreements with Tianjin Zerust, its pending litigation against Mr. Tao Meng and his spouse and Cortec Corporation, and the anticipated liquidation of Tianjin Zerust. These expenses are recorded as selling, general and administrative expenses and expenses incurred in support of joint ventures on the consolidated statements of operations.

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

NTIC’s receipt of funds from its joint ventures is dependent upon fees for services that NTIC provides to its joint ventures, based primarily on the net sales of the individual joint ventures, and NTIC’s receipt of dividend distributions from the joint ventures. The fees for services provided to joint ventures are determined based on either a flat fee or a percentage of sales depending on local laws and tax regulations. With respect to NTIC’s joint venture in Germany (EXCOR), NTIC recognizes an agreed upon quarterly fee for such services. NTIC recognizes equity income from its joint ventures based on the overall profitability of its joint ventures. Such profitability is subject to variability from quarter to quarter which subjects NTIC’s earnings to variability from quarter to quarter. The profits of NTIC’s joint ventures are shared by the respective joint venture owners in accordance with their respective ownership percentages. NTIC typically directly or indirectly owns 50% or less of each of its joint venture entities and thus does not control the decisions of these entities regarding whether to pay dividends and, if paid, how much they should be in a given year. The payment of a dividend by an entity is determined by a joint vote of the owners and is not at the sole discretion of NTIC.

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

NTIC’s consolidated net sales increased 4.9% and 5.4% during the three and nine months ended May 31, 2016, respectively, compared to the three and nine months ended May 31, 2015. These increases were primarily a result of increased sales at NTIC China and increased sales of Natur-Tec® products, partially offset by decreased sales of Zerust industrial products. During the three and nine months ended May 31, 2016, 82.7% and 83.5% of NTIC’s consolidated net sales, respectively, were derived from sales of ZERUST® products and services, which increased 1.5% and 2.4% to $7,185,955 and $19,548,974 during the three and nine months ended May 31, 2016, respectively, compared to $7,076,760 and $19,098,816 during the three and nine months ended May 31, 2015, respectively, due to increased demand from new customers, primarily at NTIC China.

NTIC has focused its sales efforts of ZERUST® products and services by strategically targeting customers with specific corrosion issues in new market areas, including the oil and gas industry and other industrial sectors that offer sizable growth opportunities. NTIC’s consolidated net sales for the nine months ended May 31, 2016 included $1,229,426 of sales made to customers in the oil and gas industry compared to $1,382,423 for the nine months ended May 31, 2015. Overall demand for ZERUST® products and services depends heavily on the overall health of the markets in which NTIC sells its products, including the automotive, oil and gas, agriculture, and mining markets in particular. In addition, we believe demand for ZERUST® products and services in the oil and gas industry is dependent upon oil prices, with low oil prices causing existing or potential customers to delay purchases and installations.

During the three and nine months ended May 31, 2016, 17.3% and 16.5%, of NTIC’s consolidated net sales were derived from sales of Natur-Tec® products compared to 14.5% and 14.0% during the three and nine months ended May 31, 2015, respectively. Net sales of Natur-Tec® products increased 25.0% and 23.9% during the three and nine months ended May 31, 2016 compared to the three and nine months ended May 31, 2015, respectively. These increases were primarily due to increases in finished product sales in North America and finished product sales at NTIC’s majority owned subsidiary in India, Natur-Tec India Private Limited (Natur-Tec India).

Cost of goods sold as a percentage of net sales decreased to 66.5% during the three months ended May 31, 2016 compared to 67.6% during the three months ended May 31, 2015 and increased to 68.0% during the nine months ended May 31, 2016 compared to 67.8% during the prior fiscal year period. These small variances were primarily as a result of small variances in raw material prices during the various periods and better margins on sales of Natur-Tec® products.

NTIC’s equity in income of joint ventures decreased 3.5% and 25.1% to $1,664,464 and $3,600,884, respectively, during the three and nine months ended May 31, 2016 compared to $1,724,915 and $4,806,247 during the three and nine months ended May 31, 2015. These decreases were primarily a result of decreases in profitability at the joint ventures, decreases associated with the anticipated liquidation of Tianjin Zerust and adverse effects of foreign currency exchange rate fluctuations, including in particular the Euro compared to the U.S. dollar. Equity in income provided by Tianjin Zerust was $0 for the nine months ended May 31, 2016 compared to $132,824 for the nine months ended May 31, 2015.

NTIC recognized a 3.7% increase and a 14.1% decrease in fees for services provided to joint ventures during the three and nine months ended May 31, 2016, compared to the three and nine months ended May 31, 2015, respectively. The decrease for the nine-month period was primarily a result of the anticipated liquidation of Tianjin Zerust and a decrease in sales at the joint ventures. Fees for services provided to Tianjin Zerust were $0 for the nine months ended May 31, 2016 compared to $516,000 for the nine months ended May 31, 2015. Additionally, there was a decrease in sales at the joint ventures, which were $66,223,514 during the nine months ended May 31, 2016, compared to $75,974,770 for the nine months ended May 31, 2015. This decrease in the net sales of NTIC’s joint ventures was primarily the result of adverse effects of foreign currency exchange rate fluctuations and weaker economic trends, especially in Europe. This decrease resulted in a corresponding decrease in fees for services provided to joint ventures as such fees are a function of net sales of NTIC’s joint ventures.

NTIC’s total operating expenses increased 3.6% and 2.6% to $4,697,018 and $13,796,320 during the three and nine months ended May 31, 2016 compared to the nine months ended May 31, 2015, respectively. This increase was primarily the result of the expenses related to the formation and establishment of NTIC China and the anticipated liquidation of Tianjin Zerust, partially offset by decreases in expenses in North America due to companywide cost cutting initiatives. Such expenses in China consisted primarily of legal and personnel expenses associated with the establishment of the subsidiary, the hiring of new personnel and initial operations.

NTIC expenses all costs related to product research and development as incurred. NTIC incurred $3,349,572 and $2,968,879 of expense during the nine months ended May 31, 2016 and 2015, respectively, in connection with its research and development activities. NTIC anticipates that it will spend between $4,000,000 and $4,400,000 in total during fiscal 2016 on research and development activities related to its new technologies.

Net income attributable to NTIC was $917,373, or $0.20 per diluted common share, for the three months ended May 31, 2016 compared to $905,435, or $0.20 per diluted common share, for the three months ended May 31, 2015. Net income attributable to NTIC decreased 67.8%, to $575,233, or $0.13 per diluted common share, for the nine months ended May 31, 2016 compared to $1,785,056 or $0.39 per diluted common share, for the nine months ended May 31, 2015.

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

NTIC’s working capital was $18,392,783 at May 31, 2016, including $4,626,538 in cash and cash equivalents and $2,239,792 in available for sale securities, compared to $15,603,771 at August 31, 2015, including $2,623,981 in cash and cash equivalents and $2,027,441 in available for sale securities.

Results of Operations

The following tables set forth NTIC’s results of operations for the three and nine months ended May 31, 2016 and 2015.

	Three Months Ended
	May 31, 2016	% of Net Sales	May 31, 2015	% of Net Sales	$ Change	% Change
Net sales, excluding joint ventures	$7,925,357	91.2%	$7,553,957	91.3%	$371,400	4.9%
Net sales, to joint ventures	761,218	8.8%	723,618	8.7%	37,600	5.2%
Cost of goods sold	5,777,249	66.5%	5,595,207	67.6%	182,042	3.3%
Equity in income of joint ventures	1,664,464	19.2%	1,724,915	20.8%	(60,451)	(3.5%)
Fees for services provided to joint ventures	1,351,913	15.6%	1,303,964	15.8%	47,949	3.7%
Selling expenses	1,507,200	17.4%	1,434,627	17.3%	72,573	5.1%
General and administrative expenses	1,691,077	19.5%	1,703,083	20.6%	(12,006)	(0.7%)
Expenses incurred in support of joint ventures	266,791	3.1%	327,586	4.0%	(60,795)	(18.6%)
Research and development expenses	1,231,950	14.2%	1,064,710	12.9%	167,240	15.7%

	Nine Months Ended
	May 31, 2016	% of Net Sales	May 31, 2015	% of Net Sales	$ Change	% Change
Net sales, excluding joint ventures	$21,454,381	91.6%	$20,030,491	90.1%	$1,423,890	7.1%
Net sales, to joint ventures	1,961,565	8.4%	2,189,888	9.9%	(228,323)	(10.4%)
Cost of goods sold	15,920,896	68.0%	15,059,558	67.8%	861,338	5.7%
Equity in income of joint ventures	3,600,884	15.4%	4,806,247	21.6%	(1,205,363)	(25.1%)
Fees for services provided to joint ventures	3,808,384	16.3%	4,432,494	19.9%	(624,110)	(14.1%)
Selling expenses	4,507,716	19.3%	4,168,955	18.8%	338,761	8.1%
General and administrative expenses	5,057,777	21.6%	4,794,206	21.6%	263,571	5.5%
Expenses incurred in support of joint ventures	881,255	3.8%	1,510,830	6.8%	(629,575)	(41.7%)
Research and development expenses	3,349,572	14.3%	2,968,879	13.4%	380,693	12.8%

Net Sales. NTIC’s consolidated net sales increased 4.9% and 5.4% to $8,686,575 and $23,415,946, respectively, during the three and nine months ended May 31, 2016 compared to the three and nine months ended May 31, 2015. NTIC’s consolidated net sales excluding NTIC’s joint ventures increased 4.9% and 7.1% to $7,925,357 and $21,454,381, respectively, during the three and nine months ended May 31, 2016 compared to the same respective prior fiscal year periods. These increases were primarily a result of increased demand and sales of ZERUST® rust and corrosion inhibiting packaging products and services at NTIC China and Natur-Tec® products. Net sales to joint ventures increased 5.2% and decreased 10.4% to $761,218 and $1,961,565 during the three and nine months ended May 31, 2016, respectively, compared to the same respective prior fiscal year periods.

The following table sets forth NTIC’s net sales for the three and nine months ended May 31, 2016 and 2015 by segment:

	Three Months Ended		Nine Months Ended
	May 31, 2016	May 31, 2015	May 31, 2016	May 31, 2015
ZERUST® sales	$7,185,955	$7,076,760	$19,548,974	$19,098,816
Natur-Tec® sales	1,500,620	1,200,815	3,866,972	3,121,563
Total net sales	$8,686,575	$8,277,575	$23,415,946	$22,220,379

During the three and nine months ended May 31, 2016, 82.7% and 83.5% of NTIC’s consolidated net sales, respectively, were derived from sales of ZERUST® products and services, which increased 1.5% and 2.4% to $7,185,955 and $19,548,974 during the three and nine months ended May 31, 2016, respectively, compared to $7,076,760 and $19,098,816 during the three and nine months ended May 31, 2015, respectively. These increases were due to increased demand from existing customers and the addition of new customers, primarily at NTIC China. NTIC has strategically focused its sales efforts for ZERUST® products and services on customers with sizeable corrosion problems in industry sectors that offer sizable growth opportunities, including the oil and gas sector. Overall demand for ZERUST® products and services depends heavily on the overall health of the market segments to which NTIC sells its products, including the automotive, oil and gas, agriculture, and mining markets in particular. In addition, we believe demand for ZERUST® products and services in the oil and gas industry is dependent upon oil prices, with low oil prices causing existing or potential customers to delay purchases and installations.

The following table sets forth NTIC’s net sales of ZERUST® products for the three and nine months ended May 31, 2016 and 2015:

	Three Months Ended
	May 31, 2016	May 31, 2015	$ Change	% Change
ZERUST® industrial net sales	$6,018,276	$5,849,301	$168,975	2.9%
ZERUST® joint venture net sales	655,823	723,618	(67,795)	(9.4%)
ZERUST® oil & gas net sales	511,856	503,841	8,015	1.6%
Total ZERUST® net sales	$7,185,955	$7,076,760	$109,195	1.5%

	Nine Months Ended
	May 31, 2016	May 31, 2015	$ Change	% Change
ZERUST® industrial net sales	$16,357,983	$15,526,505	$831,478	5.4%
ZERUST® joint venture net sales	1,961,565	2,189,888	(228,323)	(10.4%)
ZERUST® oil & gas net sales	1,229,426	1,382,423	(152,997)	(11.1%)
Total ZERUST® net sales	$19,548,974	$19,098,816	$450,158	2.4%

NTIC’s net sales to the oil and gas industry sector were up slightly for the three-month comparison and decreased for the nine-month comparison. NTIC anticipates that its sales of ZERUST® products and services into the oil and gas industry will continue to remain subject to significant volatility from quarter to quarter as sales are recognized.

During the three and nine months ended May 31, 2016, 17.3% and 16.5% of NTIC’s consolidated net sales, respectively, were derived from sales of Natur-Tec® products, which increased 25.0% and 23.9% to $1,500,620 and $3,866,972 during the three and nine months ended May 31, 2016, respectively, compared to the three and nine months ended May 31, 2015. These increases were due to increased demand from Natur-Tec customers in North America and India. Demand for Natur-Tec® products around the world depends primarily on market acceptance and the reach of NTIC’s distribution network. Because of the typical size of individual orders and overall size of NTIC’s net sales derived from sales of Natur-Tec® products, the timing of one or more orders could materially affect NTIC’s quarterly sales of Natur-Tec® products and the comparisons to prior fiscal year quarters.

Cost of Goods Sold. Cost of goods sold increased 3.3% and 5.7% for the three and nine months ended May 31, 2016, respectively, compared to the three and nine months ended May 31, 2015 primarily as a result of increased net sales as described above. Cost of goods sold as a percentage of net sales decreased to 66.5% during the three months ended May 31, 2016 compared to 67.6% during the three months ended May 31, 2015 and increased to 68.0% during the nine months ended May 31, 2016 compared to 67.8% during the nine months ended May 31, 2015. These changes in cost of goods sold as a percentage of net sales were primarily the result of changes in raw material costs and margins on sales of Natur-Tec® products.

Equity in Income of Joint Ventures. NTIC’s equity in income of joint ventures decreased 3.5% and 25.1% to $1,664,464 and $3,600,884 during the three and nine months ended May 31, 2016, respectively, compared to equity in income of joint ventures of $1,724,915 and $4,806,247 during the three and nine months ended May 31, 2015, respectively. These decreases were primarily a result of decreases in the profitability at the joint ventures, a decrease in profitability associated with the anticipated liquidation of Tianjin Zerust and adverse effects of foreign currency exchange rate fluctuations, including in particular the Euro compared to the U.S. dollar. Equity in income provided by Tianjin Zerust was $0 for the nine months ended May 31, 2016 compared to $132,824 for the nine months ended May 31, 2015. Of the total equity in income of joint ventures, NTIC had equity in income of joint ventures of $2,714,905 attributable to EXCOR during the nine months ended May 31, 2016 compared to $3,152,489 attributable to EXCOR during the nine months ended May 31, 2015. NTIC had equity in income of all other joint ventures of $885,979 during the nine months ended May 31, 2016 compared to $1,520,934 during the nine months ended May 31, 2015.

Fees for Services Provided to Joint Ventures. NTIC recognized fee income for services provided to joint ventures of $1,351,913 and $3,808,384 during the three and nine months ended May 31, 2016, respectively, compared to $1,303,964 and $4,432,494 during the three and nine months ended May 31, 2015, respectively, representing an increase of 3.7% and decrease of 14.1%, respectively. The decrease for the nine-month comparison was primarily a result of the anticipated liquidation Tianjin Zerust as fees for services provided to joint ventures from Tianjin Zerust were $0 for the nine months ended May 31, 2016 compared to $516,000 for the nine months ended May 31, 2015. Additionally, there was a decrease in total sales at all joint ventures for the nine-month comparison which adversely affected fees for services provided to joint ventures since fees for services provided to joint ventures are largely a function of the net sales of NTIC’s joint ventures. Total sales at all joint ventures were $24,223,090 and $66,223,514 during the three and nine months ended May 31, 2016, respectively, compared to $23,796,532 and $75,974,770 for the three and nine months ended May 31, 2015, respectively. Net sales of NTIC’s joint ventures decreased for the nine-month comparison due primarily to the adverse effects of foreign currency exchange rate fluctuations and weaker economic trends, especially in Europe. Net sales of NTIC’s European joint ventures were adversely affected by a downturn in European manufacturing. Future net sales of NTIC’s joint ventures, including in particular its European joint ventures, may be adversely affected by the recent referendum vote of the United Kingdom to exit the European Union. Sales of NTIC’s joint ventures are not included in NTIC’s product sales and are not combined with NTIC’s sales in NTIC’s consolidated financial statements or in any description of NTIC’s sales. Of the total fee income for services provided to joint ventures, fees of $664,812 were attributable to EXCOR during the nine months ended May 31, 2016 compared to $660,135 attributable to EXCOR during the nine months ended May 31, 2015.

Selling Expenses. NTIC’s selling expenses increased 5.1% and 8.1% for the three and nine months ended May 31, 2016, respectively, compared to the same respective periods in fiscal 2015 due to increases in compensation and employee benefits, lab testing related expenses, commission expenses, travel and related expenses, and consulting expenses, each due in part to NTIC’s Chinese operations. Selling expenses as a percentage of net sales increased to 17.4% and 19.3% for the three and nine months ended May 31, 2016, respectively, from 17.3% and 18.8% and during the three and nine months ended May 31, 2015, respectively. The increases in selling expenses as a percentage of net sales were due primarily to the increase in net sales partially offset by the increase in selling expenses as previously described.

General and Administrative Expenses. NTIC’s general and administrative expenses decreased 0.7% and increased 5.5% for the three and nine months ended May 31, 2016, respectively, compared to the same respective periods in fiscal 2015. NTIC implemented cost cutting measures companywide in the third quarter of fiscal year 2016, which partially offset the expenses incurred in connection with NTIC’s Chinese operations. As a percentage of net sales, general and administrative expenses decreased to 19.5% and remained unchanged at 21.6% for the three and nine months ended May 31, 2016, respectively, from 20.6% and 21.6% for the three and nine months ended May 31, 2015, respectively. The decrease in general and administrative expenses as a percentage of net sales for the three-month comparison was due primarily to the decrease in general and administrative expenses as previously described.

Expenses Incurred in Support of Joint Ventures. Expenses incurred in support of NTIC’s joint ventures were $266,791 and $881,255 during the three and nine months ended May 31, 2016, respectively, compared to $327,586 and $1,510,830 during the three and nine months ended May 31, 2015, respectively, representing decreases of 18.6% and 41.7%, respectively. These decreases were primarily due to expenses incurred by NTIC’s Chinese operations being classified as selling expenses and general and administrative expenses upon the formation of NTIC’s subsidiary in January 2015.

Research and Development Expenses. NTIC’s research and development expenses increased 15.7% for the three months ended May 31, 2016 compared to the same period in fiscal 2015 and increased 12.8% for the nine months ended May 31, 2016 compared to the same period in fiscal 2015. These increases were due primarily to increases in personnel and consulting expenses.

Interest Income. NTIC’s interest income increased to $29,868 and $58,425 during the three and nine months ended May 31, 2016, respectively, compared to $7,943 and $25,504 during the three and nine months ended May 31, 2015, respectively.

Interest Expense. NTIC’s interest expense increased to $15,465 during the three months ended May 31, 2016 compared to $6,004 during the three months ended May 31, 2015 and increased to $30,987 during the nine months ended May 31, 2016 compared to $14,232 during the nine months ended May 31, 2015.

Income Before Income Tax Expense. NTIC incurred income before income tax expense of $1,249,382 and $1,142,691 for the three and nine months ended May 31, 2016, respectively, compared to $1,183,180 and $2,970,109 for the three and nine months ended May 31, 2015, respectively.

Income Tax Expense. Income tax expense was $225,395 and $262,359 during the three and nine months ended May 31, 2016, respectively, compared income tax expense of $114,180 and $495,478 during the three and nine months ended May 31, 2015, respectively. Income tax expense was calculated based on management’s estimate of NTIC’s annual effective income tax rate. NTIC’s annual effective income tax rate during the three and nine months ended May 31, 2016 and 2015 was lower than the statutory rate primarily due to NTIC’s equity in income of joint ventures being recognized based on after-tax earnings of these entities. To the extent undistributed earnings of NTIC’s joint ventures are distributed to NTIC, any material additional income tax liability after the application of foreign tax credits is not expected. NTIC records a tax valuation allowance when it is more likely than not that some portion or all of its deferred tax assets will not be realized to reduce deferred tax assets to the amount expected to be realized. NTIC determined based on all available evidence, including historical data and projections of future results, that it is more likely than not that all of its deferred tax assets, except for its foreign tax credit carryforwards and Minnesota state research and development credit carryforwards, will be fully realized. In addition, NTIC determined based upon all available evidence, including new IRS guidance, historical results, projected future taxable income and foreign tax credit utilization, that it was not more likely than not that the federal research and development credits would be utilized during the carryforward period and as a result, a valuation allowance was recorded against all of NTIC’s federal research and development credits. In addition, NTIC continues to believe that its deferred tax asset related to foreign tax credit carryforwards will not be realized due to insufficient federal taxable income within the carryforward period and the fact that for ordering purposes the foreign tax credit carryforwards are not allowed to be used until after any current year foreign tax credits are utilized.

NTIC considers the earnings of certain foreign joint ventures to be indefinitely invested outside the United States on the basis of estimates that NTIC’s future domestic cash generation will be sufficient to meet its future domestic cash needs. As a result, U.S. income and foreign withholding taxes have not been recognized on the cumulative undistributed earnings of $15,892,135 and $18,483,377 at May 31, 2016 and August 31, 2015, respectively. To the extent undistributed earnings of NTIC’s joint ventures are distributed in the future, they are not expected to result in any material additional income tax liability after the application of foreign tax credits.

Other Comprehensive (Loss) Income - Foreign Currency Translations Adjustment. The significant changes in the foreign currency translations adjustment were due to the strengthening of the U.S. dollar compared to the Euro and other foreign currencies during the three and nine months ended May 31, 2016 compared to the same respective periods in fiscal 2015.

Liquidity and Capital Resources

Sources of Cash and Working Capital. As of May 31, 2016, NTIC’s working capital was $18,392,783, including $4,626,538 in cash and cash equivalents and $2,239,792 in available for sale securities, compared to $15,603,771 at August 31, 2015, including $2,623,981 in cash and cash equivalents and $2,027,441 in available for sale securities.

As of May 31, 2016, NTIC had a revolving line of credit with PNC Bank of $3,000,000, with no amounts outstanding. The line of credit is evidenced by an amended and restated committed line of credit note in the principal amount of up to $3,000,000. The line of credit has a $1,200,000 standby letter of credit sub-facility, with any standby letters of credit issued thereunder being at the sole discretion of PNC Bank. The line of credit is subject to standard covenants, including affirmative financial covenants, such as the maintenance of a minimum fixed charge coverage ratio, and negative covenants, which, among other things, limit the incurrence of additional indebtedness, loans and equity investments, disposition of assets, mergers and consolidations and other matters customarily restricted in such agreements. Under the loan agreement, NTIC is subject to a minimum fixed charge coverage ratio of 1.10:1.00. As of May 31, 2016, NTIC was in compliance with all debt covenants. On January 6, 2016, PNC Bank extended the maturity date of the line of credit from January 7, 2016 to January 7, 2017. All other terms of the line of credit and the loan agreement and other documents evidencing the line of credit remain the same. It is anticipated that, as historically has been the practice, the line of credit will be renewed each year for one additional year for the immediate foreseeable future.

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

Uses of Cash and Cash Flows. Net cash provided by operating activities during the nine months ended May 31, 2016 was $3,053,297, which resulted principally from dividends received from NTIC’s joint ventures, NTIC’s net income, the expensing of fair value of stock options vested, depreciation and amortization expense, and an increase in accounts payable, partially offset by equity income from NTIC’s joint ventures, and a decrease in trade receivables and accrued liabilities. Net cash provided by operating activities during the nine months ended May 31, 2015 was $36,221, which resulted principally from dividends received from NTIC’s joint ventures, NTIC’s net income, fees for services provided to NTIC’s joint ventures, stock-based compensation, depreciation and amortization, partially offset by NTIC’s equity in income from joint ventures and increases in receivables, inventories, accrued liabilities and prepaid expenses.

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

NTIC experienced an increase in receivables and a decrease in inventory as of May 31, 2016 compared to August 31, 2015 due to the increase in net sales and a desire to stock more products to shorten lead times and anticipate customer demand. Trade receivables excluding joint ventures as of May 31, 2016 increased $570,647 compared to August 31, 2015, primarily related to the increase in NTIC’s net sales. Outstanding trade receivables excluding joint ventures balances as of May 31, 2016 increased 56 days to an average of 106 days from balances outstanding from these customers as of August 31, 2015. Outstanding trade receivables from joint ventures as of May 31, 2016 increased $73,522 compared to August 31, 2015 primarily due to the timing of payments. There was an increase of outstanding balances from trade receivables from joint ventures as of May 31, 2016 of an average of 80 days from an average of 93 days from balances outstanding from these customers compared to August 31, 2015. The significant average days outstanding of trade receivables from joint ventures as of May 31, 2016 were primarily due to the receivable balance at NTIC’s joint venture in in South Korea and Tianjin Zerust. Because of the lack of financial and other information received from Tianjin Zerust, it is possible that if and when financial and other information is received from Tianjin Zerust that NTIC may need to recognize an impairment charge on its receivable from Tianjin Zerust. NTIC estimates that its maximum exposure in terms of an impairment charge on this receivable would be approximately $114,000.

Outstanding receivables for services provided to joint ventures as of May 31, 2016 decreased $97,569 compared to August 31, 2015, which resulted in a decrease of 79 days of fees receivable outstanding as of May 31, 2016 to an average of 183 days compared to August 31, 2015.

Net cash used in investing activities for the nine months ended May 31, 2016 was $794,668, which was primarily the result of additions to property and equipment, cash used in the purchase of available for sale securities, and additions to patents. Net cash provided by investing activities for the nine months ended May 31, 2015 was $1,755,098, which was primarily the result of cash proceeds from the sale of available for sale securities, partially offset by additions to property and equipment and additions to patents.

Net cash used in financing activities for the nine months ended May 31, 2016 was $228,817, which resulted from a dividend paid to a non-controlling interest and the repurchase of common stock, and offset by proceeds from NTIC’s employee stock purchase plan. Net cash used in financing activities for the nine months ended May 31, 2015 was $402,570, which resulted from a dividend paid to a non-controlling interest, and offset by proceeds from stock option exercises and NTIC’s employee stock purchase plan.

Stock Repurchase Program. On January 15, 2015, NTIC’s Board of Directors authorized the repurchase of up to $3,000,000 in shares of NTIC common stock through open market purchases or unsolicited or solicited privately negotiated transactions. This program has no expiration date but may be terminated by NTIC’s Board of Directors at any time. During the nine months ended May 31, 2016, NTIC repurchased an aggregate of 7,511 shares for an aggregate purchase price of $97,400. As of May 31, 2016, up to $2,878,197 in shares of NTIC common stock remained available for repurchase under NTIC’s stock repurchase program.

Capital Expenditures and Commitments. NTIC spent $490,483 on capital expenditures during the nine months ended May 31, 2016 and expects to spend an aggregate of approximately $100,000 to $150,000 on capital expenditures during the remainder of fiscal 2016. Anticipated capital expenditures for fiscal 2016 relate primarily to the purchase of new equipment.

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

At the option of NTIC, outstanding advances under NTIC’s $3,000,000 revolving line of credit with PNC Bank bear interest at either (a) an annual rate based on LIBOR plus 2.15% for the applicable LIBOR interest period selected by NTIC or (b) at the rate publicly announced by PNC Bank from time to time as its prime rate, and thus may subject NTIC to some market risk on interest rates. As of May 31, 2016, NTIC had no borrowings under the line of credit.

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

Forward-Looking Statements

This quarterly report on Form 10-Q contains not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by those sections. In addition, NTIC or others on NTIC’s behalf may make forward-looking statements from time to time in oral presentations, including telephone conferences and/or web casts open to the public, in press releases or reports, on NTIC’s Internet web site or otherwise. All statements other than statements of historical facts included in this report or expressed by NTIC orally from time to time that address activities, events or developments that NTIC expects, believes or anticipates will or may occur in the future are forward-looking statements including, in particular, the statements about NTIC’s plans, objectives, strategies and prospects regarding, among other things, NTIC’s financial condition, results of operations and business, the outcome of contingencies such as legal proceedings and the effect of the liquidation of Tianjin Zerust and the establishment of NTIC China. NTIC has identified some of these forward-looking statements in this report with words like “believe,” “may,” “could,” “would,” “might,” “forecast,” “possible,” “potential,” “project,” “will,” “should,” “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate,” “approximate,” “outlook” or “continue” or the negative of these words or other words and terms of similar meaning. The use of future dates is also an indication of a forward-looking statement. Forward-looking statements may be contained in the notes to NTIC’s consolidated financial statements and elsewhere in this report, including under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Forward-looking statements are based on current expectations about future events affecting NTIC and are subject to uncertainties and factors that affect all businesses operating in a global market as well as matters specific to NTIC. These uncertainties and factors are difficult to predict and many of them are beyond NTIC’s control. The following are some of the uncertainties and factors known to us that could cause NTIC’s actual results to differ materially from what NTIC has anticipated in its forward-looking statements:

•	NTIC’s operations in China, the termination of the joint venture agreements with Tianjin Zerust, the pending litigation against Mr. Tao Meng and Cortec Corporation and the anticipated liquidation of Tianjin Zerust and the effect on NTIC’s business and future operating results, including possible future impairment charges on NTIC’s investment in Tianjin Zerust and a receivable from Tianjin Zerust;

•	The effect of current worldwide economic conditions, the European sovereign debt crisis and turmoil and disruption in the global credit and financial markets on NTIC’s business;

•	The effect of the recent referendum vote of the United Kingdom to exit the European Union on NTIC’s operating results, including in particular future net sales of NTIC’s European and other joint ventures;

•	The variability in NTIC’s sales of ZERUST® products and services into oil and gas industry and Natur-Tec® products and NTIC’s equity income of joint ventures, which variability in sales and equity in income of joint venture in turn, subject NTIC’s earnings to quarterly fluctuations;

•	Risks associated with NTIC’s international operations and exposure to fluctuations in foreign currency exchange rates and import duties and taxes;

•	The health of the U.S. automotive industry on NTIC’s business;

•	NTIC’s dependence on the success of its joint ventures and fees and dividend distributions that NTIC receives from them;

•	NTIC’s relationships with its joint ventures and its ability to maintain those relationships, especially in light of anticipated succession planning issues;

•	NTIC’s dependence upon sales by Zerust Brazil to Petroleo Brasileiro S.A. (Petrobras), an oil company located in Brazil, and the effect of such sales on NTIC’s quarterly operating results, including in particular its net sales and margins;

•	Fluctuations in the cost and availability of raw materials, including resins and other commodities;

•	The success of and risks associated with NTIC’s emerging new businesses and products and services, including in particular NTIC’s ability and the ability of NTIC’s joint ventures to sell ZERUST® products and services into oil and gas industry and Natur-Tec® products and the often lengthy and extensive sales process involved in selling such products and services;

•	NTIC’s ability to introduce new products and services that respond to changing market conditions and customer demand;

•	Market acceptance of NTIC’s existing and new products, especially in light of existing and new competitive products;

•	Maturation of certain existing markets for NTIC’s ZERUST® products and services and NTIC’s ability to grow market share and succeed in penetrating other existing and new markets;

•	Increased competition, especially with respect to NTIC’s ZERUST® products and services, and the effect of such competition on NTIC’s and its joint ventures’ pricing, net sales and margins;

•	NTIC’s reliance upon and its relationships with its distributors, independent sales representatives and joint ventures;

•	NTIC’s reliance upon suppliers;

•	Oil prices, which may affect sales of NTIC’s ZERUST® products and services into the oil and gas industry;

•	The costs and effects of complying with laws and regulations and changes in tax, fiscal, government and other regulatory policies, including rules relating to environmental, health and safety matters;

•	Unforeseen product quality or other problems in the development, production and usage of new and existing products;

•	Unforeseen production expenses incurred in connection with new customers and new products;

•	Loss of or changes in executive management or key employees;

•	Ability of management to manage around unplanned events;

•	Pending and future litigation;

•	NTIC’s reliance on its intellectual property rights and the absence of infringement of the intellectual property rights of others;

•	NTIC’s ability to maintain effective internal control over financial reporting, especially in light of its accelerated filer status and its joint venture arrangements;

•	Changes in applicable laws or regulations and NTIC’s failure to comply with applicable laws, rules and regulations;

•	Changes in generally accepted accounting principles and the effect of new accounting pronouncements;

•	Fluctuations in NTIC’s effective tax rate; and

•	NTIC’s reliance upon its management information systems.

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

All forward-looking statements included in this report are expressly qualified in their entirety by the foregoing cautionary statements. NTIC wishes to caution readers not to place undue reliance on any forward-looking statement that speaks only as of the date made and to recognize that forward-looking statements are predictions of future results, which may not occur as anticipated. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the uncertainties and factors described above, as well as others that NTIC may consider immaterial or does not anticipate at this time. Although NTIC believes that the expectations reflected in its forward-looking statements are reasonable, NTIC does not know whether its expectations will prove correct. NTIC’s expectations reflected in its forward-looking statements could be affected by inaccurate assumptions NTIC might make or by known or unknown uncertainties and factors, including those described above. The risks and uncertainties described above are not exclusive and further information concerning NTIC and its business, including factors that potentially could materially affect its financial results or condition, may emerge from time to time. NTIC assumes no obligation to update, amend or clarify forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. NTIC advises you, however, to consult any further disclosures NTIC makes on related subjects in its annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K NTIC files with or furnishes to the Securities and Exchange Commission.

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

At the option of NTIC, outstanding advances under NTIC’s $3,000,000 revolving line of credit with PNC Bank bear interest at either (a) an annual rate based on LIBOR plus 2.15% for the applicable LIBOR interest period selected by NTIC or (b) at the rate publicly announced by PNC Bank from time to time as its prime rate, and thus may subject NTIC to some market risk on interest rates. As of May 31, 2016, NTIC had no borrowings under the line of credit.

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

Changes in Internal Control over Financial Reporting

There was no change in NTIC’s internal control over financial reporting that occurred during the quarter ended May 31, 2016 that has materially affected, or is reasonably likely to materially affect NTIC’s internal control over financial reporting.

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

In addition, from time to time we are involved in routine litigation that arises in the ordinary course of our business.

From time to time, we are subject to various pending or threatened legal actions and proceedings, including those that arise in the ordinary course of our business, which may include employment matters and breach of contract disputes. Such matters are subject to many uncertainties and to outcomes that are not predictable with assurance and that may not be known for extended periods of time. In the opinion of management, the outcome of such routine pending litigation is not expected to have a material adverse effect on our results of operations or financial condition.

ITEM 1A. RISK FACTORS

This Item 1A is inapplicable to NTIC as a smaller reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Equity Securities

During the three months ended May 31, 2016, NTIC did not issue any shares of its common stock or other equity securities of NTIC that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

The following table shows NTIC’s stock repurchase activity during the three months ended May 31, 2016.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
March 1, 2016 through March 31, 2016	0	N/A	0	(1)
April 1, 2016 through April 30, 2016	0	N/A	0	(1)
May 1, 2016 through May 31, 2016	2,050	$13.12	2,050	(1)(2)
Total	2,050	$13.12	2,050	(1)(2)

(1)	On January 15, 2015, NTIC’s Board of Directors authorized the repurchase of up to $3,000,000 in shares of NTIC common stock through open market purchases or unsolicited or solicited privately negotiated transactions. This program has no expiration date but may be terminated by NTIC’s Board of Directors at any time.

(2)	As of May 31, 2016, up to $2,878,197 in shares of NTIC common stock remained available for repurchase under NTIC’s stock repurchase program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

The following exhibits are being filed or furnished with this quarterly report on Form 10-Q:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101	The following materials from NTIC’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Comprehensive Income, (iv) the unaudited Consolidated Statements of Cash Flows, and (v) Notes to Condensed Financial Statements (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

Date: July 11, 2016	Matthew C. Wolsfeld, CPA
Chief Financial Officer
(Principal Financial and Accounting Officer and
Duly Authorized to Sign on Behalf of the Registrant)

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
QUARTERLY REPORT ON FORM 10-Q

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101	The following materials from Northern Technologies International Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Comprehensive Income, (iv) the unaudited Consolidated Statements of Cash Flows, and (v) Notes to Condensed Financial Statements	Filed herewith

