Form 10-K
period 2016-08-31
NORTHERN TECHNOLOGIES INTERNATIONAL CORP
filed 2016-11-22
CIK 875582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2016

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐  NO ☒

The aggregate market value of the registrant’s common stock, excluding shares beneficially owned by affiliates, computed by reference to the closing sales price at which the common stock was last sold as of February 29, 2016 (the last business day of the registrant’s second fiscal quarter) as reported by the NASDAQ Global Market on that date was $47.2 million.

As of November 22, 2016, 4,535,070 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the registrant’s Proxy Statement for its 2017 Annual Meeting of Stockholders to be held January 13, 2017.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

ANNUAL REPORT ON FORM 10-K
FISCAL YEAR ENDED AUGUST 31, 2016

 i

_____________

This annual report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by those sections. For more information, see “Part I. Item 1. Business – Forward-Looking Statements.”

As used in this report, references to “NTIC,” the “Company,” “we,” “our” or “us,” unless the context otherwise requires, refer to Northern Technologies International Corporation and its wholly-owned and majority-owned subsidiaries, all of which are consolidated on NTIC’s consolidated financial statements.

NTIC’s consolidated financial statements do not include the accounts of any of its joint ventures. Except as otherwise indicated, references in this report to NTIC’s joint ventures do not include NTIC’s wholly-owned or majority-owned subsidiaries.

As used in this report, references to “NTIC China” refer to NTIC’s wholly-owned subsidiary in China, NTIC (Shanghai) Co., Ltd.

As used in this report, references to “Tianjin Zerust” refer to NTIC’s former joint venture in China, Tianjin-Zerust Anticorrosion Co., Ltd.

As used in this report, references to “NTI Asean” refer to NTIC’s majority-owned holding company subsidiary, NTI Asean LLC, that holds investments in eight entities that operate in the Association of Southeast Asian Nations (ASEAN) region, including the following countries: China (although the joint venture agreements for the Chinese joint venture were terminated as of December 31, 2014 and liquidation of this joint venture is anticipated), Indonesia, Korea, Malaysia, Philippines, Singapore, Taiwan and Thailand.

As used in this report, references to “Natur-Tec India” refer to NTIC’s majority-owned subsidiary in India, Natur-Tec India Private Limited.

As used in this report, references to “Zerust Brazil” refer to NTIC’s majority-owned Brazilian subsidiary, Zerust Prevenção de Corrosão S.A.

As used in this report, references to “Zerust Mexico” refer to NTIC’s wholly-owned subsidiary in Mexico, ZERUST-EXCOR MEXICO, S. de R.L. de C.V.

As used in this report, references to “EXCOR” refer to NTIC’s joint venture in Germany, Excor Korrosionsschutz – Technologien und Produkte GmbH.

All trademarks, trade names or service marks referred to in this report are the property of their respective owners.

 ii

PART I

Item 1. BUSINESS

Overview

Northern Technologies International Corporation (NTIC) develops and markets proprietary environmentally beneficial products and services in over 60 countries either directly or via a network of subsidiaries, joint ventures, independent distributors and agents. NTIC’s primary business is corrosion prevention marketed mainly under the ZERUST® and EXCOR® brands (collectively “ZERUST®”). NTIC has been selling corrosion prevention products and services to the automotive, electronics, electrical, mechanical, military and retail consumer markets for over 40 years, and in recent years, has targeted and expanded into the oil and gas industry. NTIC also markets and sells a portfolio of biobased and certified compostable (fully biodegradable) polymer resin compounds and finished products under the Natur-Tec® brand. These products are intended to reduce the carbon footprint of NTIC’s customers and provide environmentally sound waste disposal options.

NTIC’s ZERUST® rust and corrosion inhibiting products include plastic and paper packaging, liquids and coatings, rust removers and cleaners, diffusers and engineered solutions designed specifically for the oil and gas industry. NTIC also offers worldwide on-site technical consulting for rust and corrosion prevention issues. NTIC’s technical service consultants work directly with the end users of NTIC’s ZERUST® rust and corrosion inhibiting products to analyze their specific needs and develop systems to meet their technical requirements. In North America, NTIC sells its ZERUST® corrosion prevention solutions through a network of independent distributors and agents supported by a direct sales force. Internationally, NTIC sells its ZERUST® corrosion prevention solutions through its wholly-owned subsidiary in China, NTIC (Shanghai) Co., Ltd. (NTIC China), its majority-owned joint venture holding company for NTIC’s joint venture investments in the Association of Southeast Asian Nations (ASEAN) region, its majority-owned subsidiary in Brazil, Zerust Prevenção de Corrosão S.A. (Zerust Brazil), and its wholly-owned subsidiary in Mexico, ZERUST-EXCOR MEXICO, S. de R.L. de C.V (Zerust Mexico), and joint venture arrangements in North America, Europe and Asia.

One of NTIC’s strategic initiatives is to expand into and penetrate other markets for its corrosion prevention solutions. Consequently, for the past several years, NTIC has focused significant sales and marketing efforts on the oil and gas industry, as the infrastructure that supports that industry is typically constructed using metals that are highly susceptible to corrosion. NTIC believes that its ZERUST® corrosion prevention solutions will minimize maintenance downtime on critical oil and gas industry infrastructure, extend the life of such infrastructure and reduce the risk of environmental pollution due to corrosion leaks.

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

Natur-Tec® biobased and compostable plastic resin compounds are manufactured using NTIC’s patented and/or proprietary technologies and are intended to replace conventional petroleum-based plastics. The Natur-Tec® biopolymer resin compound portfolio includes formulations that have been optimized for a variety of applications including blown-film extrusion, extrusion coating, injection molding, and engineered plastics. These resins are certified to be fully biodegradable in a composting environment and are currently being used to produce finished products including can liners, shopping and grocery bags, lawn and leaf bags, pet waste collection bags, cutlery and coated paper products. In North America, NTIC markets its Natur-Tec® resins and finished products primarily through a network of regional and national distributors as well as independent agents. NTIC continues to see significant opportunities for finished bioplastic products and, therefore, continues to strengthen and expand its North American distribution network for finished Natur-Tec® bioplastic products. Internationally, NTIC sells its Natur-Tec® resins and finished products both directly and through its majority-owned subsidiary in India, Natur-Tec India Private Limited (Natur-Tec India), and through certain joint ventures, distributors and agents.

NTIC’s Subsidiaries

NTIC has ownership interests in five (5) subsidiaries in North America, Europe and Asia. The following table sets forth a list of NTIC’s operating subsidiaries as of November 15, 2016, the country in which the subsidiary is organized and NTIC’s ownership percentage in each subsidiary:

Joint Venture Name	Country	NTIC Percent (%) Ownership
NTIC (Shanghai) Co., Ltd	China	100%
NTI Asean LLC	United States	60%
Zerust Prevenção de Corrosão S.A.	Brazil	85%
ZERUST-EXCOR MEXICO, S. de R.L. de C.V	Mexico	100%
Natur-Tec India Private Limited	India	90%

The results of NTIC China, Zerust Brazil, NTI Asean and Natur-Tec India, and as of August 31, 2016, Zerust Mexico, are fully consolidated in NTIC’s consolidated financial statements.

NTIC’s Joint Venture Network

NTIC participates in twenty (20) active joint venture arrangements in North America, Europe and Asia. Each of these joint ventures generally manufactures and markets products in the geographic territory to which it is assigned. NTIC has historically funded its investments in joint ventures with cash generated from operations.

The following table sets forth a list of NTIC’s operating joint ventures as of November 15, 2016, the country in which the joint venture is organized and NTIC’s ownership percentage in each joint venture:

Joint Venture Name	Country	NTIC Percent (%) Ownership
TAIYONIC LTD.	Japan	50%
ACOBAL SAS	France	50%
ZERUST-NIC (TAIWAN) CORP.	Taiwan (1)	30%
EXCOR KORROSIONSSCHUTZ – TECHNOLOGIEN UND PRODUKTE GMBH	Germany	50%
ZERUST SINGAPORE PTE. LTD	Singapore (1)	60%
ZERUST AB	Sweden	50%
MOSTNIC-ZERUST	Russia	50%
KOREA ZERUST CO., LTD.	South Korea (1)	30%
ZERUST OY	Finland	50%
ZERUST (U.K.) LTD.	United Kingdom	50%
HARITA NTI LIMITED	India	50%
EXCOR-ZERUST S.R.O.	Czech Republic	50%
EXCOR SP. Z.O.O.	Poland	50%
ZERUST SPECIALTY TECH CO. LTD.	Thailand (1)	30%
CHONG WAH-NTIA SDN. BHD.	Malaysia (1)	30%
NTIA ZERUST PHILIPPINES, INC.	Philippines (1)	30%
ZERUST A.Ş.	Turkey	50%
ZERUST CONSUMER PRODUCTS, LLC	United States	50%
ZERUST – DNEPR	Ukraine	50%
PT. CHEMINDO – NTIA	Indonesia (1)	30%

____________________

(1)	Indirect ownership interest through NTI Asean.

NTIC’s receipt of funds from its joint ventures is dependent upon fees NTIC is paid for services that it provides to its joint ventures, based on the net sales of each individual joint venture, as well as NTIC’s receipt of dividend distributions from the joint ventures. The fees for services provided to joint ventures are determined based on either a flat fee or a percentage of sales depending on local laws and tax regulations. With respect to NTIC’s joint venture in Germany (EXCOR), NTIC recognizes an agreed upon quarterly fee for services. NTIC recognizes equity income from its joint ventures based on the overall profitability of its joint ventures. Such profitability is subject to variability from quarter to quarter and, consequently, subjects NTIC’s earnings to variability from quarter to quarter. The profits of NTIC’s joint ventures are shared in accordance with their respective ownership percentages. NTIC typically, directly or indirectly, owns 50% or less of each of its joint venture entities and thus does not control the decisions of these entities regarding whether to pay dividends and, if paid, how much they should be in a given year. The payment of a dividend by an entity is determined by a joint vote of the owners and is not at the sole discretion of NTIC.

NTIC accounts for the investments and financial results of its joint ventures in its consolidated financial statements utilizing the equity method of accounting.

Sales by NTIC's joint ventures are not included in the net sales of NTIC. NTIC considers, EXCOR Korrosionsschutz – Technologien und Produkte GmbH (“EXCOR”), its joint venture in Germany, to be individually significant to NTIC’s consolidated assets and income; and therefore, provides certain additional information regarding EXCOR in the notes to NTIC’s consolidated financial statements and in certain sections of this report.

For more information regarding NTIC’s joint ventures and their effect on NTIC’s operating results, see NTIC’s consolidated financial statements in “Part II. Item 8. Financial Statements and Supplementary Data” and “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report.

Termination of Chinese Joint Venture

On January 2, 2015, NTIC announced that, effective as of December 31, 2014, it is selling its ZERUST® products and services in China through a wholly-owned subsidiary, NTIC (Shanghai) Co., Ltd., and has terminated its joint venture agreements with Tianjin Zerust Anticorrosion Co., Ltd. (“Tianjin Zerust”). NTIC and NTI Asean LLC have filed a lawsuit in China against Mr. Tao Meng, the former joint venture entity’s other shareholder, and his spouse, seeking, among other things, an orderly liquidation of Tianjin Zerust.

NTIC indirectly has a 30% ownership interest in Tianjin Zerust through its 60% owned holding company subsidiary, NTI Asean LLC. Beginning with the second quarter of fiscal 2015, NTIC’s consolidated financial statements include the financial results of NTIC China,.

NTIC anticipates that it will take time to transition Tianjin Zerust customers over to NTIC China and no assurance can be provided that NTIC China will be able to achieve the net sales and income levels previously achieved by Tianjin Zerust. For fiscal 2014, Tianjin Zerust had net sales of $15.9 million and net income of $1.3 million. The operating income of the joint venture before paying royalties in an aggregate amount of $4.2 million to all shareholders was over $5.5 million.

During fiscal 2016, NTIC realized approximately $3,410,000 in expenses related either directly or indirectly to the establishment and initial business operations of NTIC China, the termination of the Tianjin Zerust joint venture agreements, NTIC’s ongoing litigation against Mr. Tao Meng and his spouse, NTIC’s ongoing litigation against Cortec Corporation, the creation of a reserve against the accounts receivable balance from Tianjin Zerust, the write-off of certain inventory and the asset impairment of NTIC’s interest in the Tianjin Zerust joint venture. These expenses are recorded as selling, general and administrative expenses, expenses incurred in support of joint ventures, and/or impairment on investment at carrying value on NTIC’s consolidated statements of operations. Specifically, as of August 31, 2016, NTIC believes that, for accounting purposes, its joint venture investment in Tianjin Zerust is fully impaired.  The carrying value of Tianjin Zerust, prior to impairment, was $1,883,668, of which the net impact to NTIC was $1,130,201 based on its 60% ownership of NTI Asean. As of August 31, 2016, the carrying value, for accounting purposes, is $0.  As of August 31, 2016, NTIC created a reserve against the accounts receivable balance owed from Tianjin Zerust of $114,636 that, for accounting purposes, NTIC determined it to be uncollectible. Despite these accounting positions, NTIC intends to continue to vigorously pursue its litigation against its former joint venture partner for the losses associated with Tianjin Zerust. NTIC also intends to continue to vigorously pursue its litigation against Cortec Corporation for lost profits, unjust enrichment and other damages related to its tortious interference and breach, among other claims.

NTIC expects that its operating results may continue to be volatile as a result of the ongoing transition of Chinese operations.

Products

NTIC derives revenues directly and/or indirectly through its subsidiaries and joint ventures from two reportable business segments based on products sold, customer base and distribution center: ZERUST® corrosion prevention solutions and Natur-Tec® resin compounds and finished products.

ZERUST® Corrosion Prevention Solutions. In fiscal 2016, 83.7% of NTIC’s consolidated net sales were derived from developing, manufacturing and marketing ZERUST® rust and corrosion inhibiting products and services.  NTIC’s consolidated net sales in fiscal 2016 included $27,577,566 in sales of ZERUST® rust and corrosion inhibiting products and services, an increase of 5.9% over such sales in fiscal 2015. Corrosion not only damages the appearance of metal products and components but also negatively impacts their mechanical performance.  This applies to the rusting of ferrous metals (iron and steel) and the deterioration by oxidation of nonferrous metals (aluminum, copper, brass, etc.).  NTIC’s ZERUST® corrosion prevention solutions include plastic and paper packaging, powders, liquids, coatings, rust removers, cleaners, diffusers and engineered solutions for the oil and gas industry, as well as technical corrosion management and consulting services.

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

ZERUST® Corrosion Prevention Solutions Designed Specifically for the Oil and Gas Industry.  NTIC has developed proprietary engineered corrosion inhibiting solutions specifically for the mitigation of corrosion of the types of capital assets used in the petroleum and chemical process industries and has targeted the sale of these ZERUST® corrosion solutions to potential customers in the oil and gas industry.   NTIC’s consolidated net sales in fiscal 2016 included $1,739,607 in sales made to customers in the oil and gas industry, a decrease of 7.8% over such sales in fiscal 2015. This decrease is set against a backdrop of a 60% drop in crude oil prices in the past 18 months that has negatively affected client budgets. The infrastructure that supports the oil and gas industry is predominantly constructed using metals that are highly susceptible to corrosion.  The industrial environment at these facilities usually contains compounds, including sulfides and chlorides, which cause aggressive corrosion.  This problem affects pipelines, petroleum storage tanks, spare parts in long-term storage, processing and other critical equipment. In addition to the costs associated with the replacement of parts and structures, maintenance and repairs, and product loss, there are significant economic losses associated with critical infrastructure down for repair and maintenance.  Furthermore, there are also considerable health, safety and environmental risks caused by corrosion that can greatly increase economic losses.  NTIC believes that its ZERUST® oil and gas corrosion prevention solutions minimize maintenance downtime on critical oil and gas industry infrastructure, extend the life of such infrastructure and reduce the risk of environmental pollution due to leaks caused by corrosion.

NTIC’s rust and corrosion inhibiting products for the oil and gas industry include ZERUST® Flange Savers® ZERUST® ReCAST-R VCI Dispensers, Zerust ReCAST-SSB solutions and ZERUST® chemicals, including Zerion chemicals, in addition to many of the traditional ZERUST® rust and corrosion inhibiting products previously described.

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

Natur-Tec® Resin Compounds and Finished Products NTIC manufactures and sells a range of biobased and compostable (fully biodegradable) polymer resin compounds and finished products under the Natur-Tec® brand. NTIC’s consolidated net sales in fiscal 2016 included $5,355,999 in sales of Natur-Tec® resins and finished products, an increase of 25.1% over such sales in fiscal 2015.  Market drivers such as volatile petroleum prices, reduced dependence on foreign oil, reduced carbon footprints, and environmentally responsible end-of-life solutions increased interest in using sustainable, biobased and renewable plant-biomass resources for the manufacture of plastics and industrial products. Plastics that are fully biodegradable in composting or anaerobic digestor systems allow the safe and effective conversion of these plastics to carbon dioxide, water and fertilizer at the end of their service life.  Increased environmental and sustainability awareness at the corporate and consumer level, improved technical properties and product functionality, as well as recent foreign, state and local governmental regulations banning the use of traditional, petroleum-based plastics or mandating the use of certain biodegradable or compostable products, have also fueled this interest in biobased and biodegradable-compostable plastics.  The term “bio-plastics” encompasses a broad category of plastics that are either bio-based, which means derived from renewable resources such as corn or cellulosic/plant material or blends thereof, or are engineered to be fully compostable, or both.

Resin Compounds.   Natur-Tec® resin compounds are produced by blending commercially available base resins, such as Ecoflex® from BASF, Ingeo® PLA from NatureWorks LLC, with organic and inorganic fillers, and proprietary polymer modifiers and compatabilizers, using NTIC’s proprietary and patented ReX Process.  In this process, biodegradable polymers, natural polymers made from renewable, plant-biomass resources, and organic and inorganic materials are reactively blended in the presence of proprietary compatibilizers and polymer modifiers to produce biobased and/or compostable polymer resin formulations that exhibit unique and stable morphology.  Natur-Tec® resin compounds are engineered for high performance, ease of processing and reduced cost compared to most other bio-plastic materials, and can be processed by converters using conventional plastic manufacturing processes and equipment.

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

The Natur-Tec® compostable extrusion coating resin compounds are biobased and biodegradable and are designed to replace conventional plastic materials for extrusion coating applications.  Natur-Tec® extrusion coating resin compounds are manufactured using sustainable and renewable resources, per the ASTM D6866 standard, which allows industry and consumers the opportunity to reduce or neutralize their carbon footprint, and are designed to meet the requirements of international standards for compostable plastics, such as ASTM D6400.  Natur-Tec® extrusion coating resin compounds provide good adhesion to paper, an excellent print surface and good heat seal strength and the coating material is suitable for food contact applications including both hot and cold applications.  Natur-Tec® extrusion coating resin compounds can be used for coating paper and paperboards for the manufacture of disposable cups, plates and other food service ware items.

The Natur-Tec® compostable injection molding resin compounds are biobased and compostable and are designed to replace conventional plastic materials for injection molded plastic applications.  Natur-Tec® compostable injection molding resin compounds are manufactured using sustainable and renewable resources, per the ASTM D6866 standard and are designed to meet the requirements of international standards for compostable plastics, such as ASTM D6400 and EN 13432.  Natur-Tec® compostable injection molding resin compounds can be used for injection molded plastic applications, such as cutlery, pens, hangers, containers and packaging.  Natur-Tec® biobased injection molding resin compounds are made with at least 90% of biobased/renewable resource-based materials per the ASTM D6866 standard and are meant to enhance sustainability by replacing petroleum-based plastics.  Natur-Tec® biobased injection molding resin compounds exhibit the same properties as conventional plastic materials and can be used in applications, such as automotive components, consumer goods, electronics, medical products, furniture and packaging.

Finished Products.  Natur-Tec® finished products include totally biodegradable and compostable trash bags, agricultural film and other single-use disposable products, such as compostable cutlery and food and consumer goods packaging that are currently marketed under the Natur-Bag® or Natur-Ware® brands.

The Natur-Bag® product line offers 15 different compostable trash bag sizes, from 3-gallon to 96-gallon.  The bags are available in various SKU configurations from retail packs that are sold to the consumer either through retail outlets or through online stores, and industrial case packs that are sold to commercial and industrial customers primarily through wholesalers and distributors.  The Natur-Bag® products are manufactured from the Natur-Tec® flexible film resin compounds and thus are fully biodegradable and compostable.

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

Internationally, NTIC has entered into a series of joint ventures with foreign partners (either directly or through a holding company). NTIC receives fees for providing technical support, marketing assistance and other services to its joint ventures based primarily on the net sales of the individual joint ventures in accordance with the terms of the joint venture arrangements. Such services include consulting, legal, insurance, technical and marketing services. In China, NTIC sells its products and services through NTIC China, which in turn uses several distributors with dedicated sales personnel. NTIC recently formed a wholly-owned subsidiary in Mexico to conduct its business there.

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

Natur-Tec® Resin Compounds and Finished Products.  In the United States, NTIC markets its Natur-Tec® resin compounds and finished products through a network of national and regional distributors and independent manufacturer’s sales representatives and three NTIC direct sales employees as of August 31, 2016. Target customers for Natur-Tec® finished products include individual consumers and commercial and institutional organizations such as corporations and government agencies, and educational organizations such as universities and school districts. NTIC is also targeting key national and regional retailers utilizing independent sales agents. Target customers for Natur-Tec® resin compounds include film extruders and injection molders who would purchase Natur-Tec® resin compounds to manufacture and sell their own finished biobased, and compostable end products, such as film, bags and cutlery.

Internationally, NTIC uses Natur-Tec India, and its joint ventures and a network of international distributors to market its Natur-Tec® resin compounds and finished products. In November 2014, NTIC entered into an agreement with NatureWorks LLC for joint marketing and sales of Ingeo® based packaging solutions to customers in India. With recent Indian government mandates banning use of non-biodegradable plastics in certain types of food and consumer packaging, NTIC expects the market in India for bioplastic packaging solutions to grow substantially.

Competition

ZERUST® Corrosion Prevention Solutions. While NTIC is unaware of any third parties with which NTIC competes on a worldwide basis with respect to its corrosion prevention solutions, NTIC does compete with several third parties on a regional basis. NTIC evaluates competing rust and corrosion inhibiting products on an ongoing basis. Some of NTIC’s competitors are established companies that may have financial, marketing, distribution networks and other resources substantially greater than those of NTIC. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or devote greater resources to the promotion and sale of their products than NTIC. With respect to its rust and corrosion inhibiting products, NTIC competes on the basis of product innovation, quality and reliability, product support, customer service, reputation, as well as price. Some of NTIC’s competitors may have achieved significant market acceptance of their competing products and brand recognition. NTIC, however, believes it has an advantage over most of its competitors as a result of NTIC’s technical innovation and its value added service. NTIC attempts to provide its customers with the highest level of technical service and applications engineering in addition to ZERUST® rust and corrosion inhibiting products. Nonetheless, the commoditization of certain of NTIC’s ZERUST® rust and corrosion inhibiting products have led and may continue to lead to lower prices and lower margins on such products. In addition, because certain barriers to entry are low, additional competitors, including plastic extrusion companies, may emerge, which likely would lead to the further commoditization of NTIC’s rust and corrosion inhibiting products.

With respect to NTIC’s corrosion prevention solutions for use in the oil and gas industry, NTIC’s primary barrier to entry is a combination of conservatism, complacency, confidence in old approaches, as well as the complexity of the buying organizations. Some of NTIC’s competitors with respect to its traditional ZERUST® rust and corrosion inhibiting products also compete in the oil and gas industry. NTIC also faces competition from new suppliers who provide alternative approaches to corrosion prevention, some of which have a significant market presence and more years of experience and credibility in the oil and gas industry. Original equipment manufacturer (OEM) suppliers to the oil and gas industry present a new market vertical for NTIC’s traditional industrial ZERUST® products.

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

NTIC spent $4,724,596 in fiscal 2016 in connection with its research and development activities, compared to $4,047,279 in fiscal 2015. NTIC anticipates that it will spend between $2,000,000 and $3,000,000 in fiscal 2017 on research and development activities. This anticipated significant decrease is due to the transition of expenses that were previously treated as research and development expenses to selling, general and administrative expenses, specifically as they relate to Natur-Tec® and the ZERUST® oil and gas business since most of the expenses related to these business units are no longer in the research and development phase of product development.

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

Manufacturing

NTIC’s ZERUST® rust and corrosion inhibiting products are manufactured according to NTIC’s specifications primarily by selected independent sub-contractors under trade secrecy agreements and/or license agreements.  In addition, during fiscal 2015, NTIC expanded its production capabilities and began to manufacture select ZERUST® rust and corrosion inhibiting products, consisting primarily of liquids and powders, in-house at its corporate headquarters location in Circle Pines, Minnesota.

NTIC’s Natur-Tec® resin compounds and finished products are produced at facilities in China and Malaysia, and California, USA. NTIC’s Natur-Tec® resin compounds can be shipped to any manufacturing facility around the world where they then can be converted into finished products, such as a bag or piece of cutlery. NTIC’s Natur-Tec® finished products are manufactured using NTIC’s Natur-Tec® resin compounds by selected sub-contractors.

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

Backlog

NTIC had an order backlog of $1,106,000 as of August 31, 2016, compared to $667,000 as of August 31, 2015, which was generally across all business units and which these sales will be realized during first quarter of fiscal 2017. These are orders that are held by NTIC pending release instructions from the customers to be used in just-in-time production. Customers generally place orders on an “as needed” basis and expect delivery within a relatively short period of time.

Governmental Regulation

The U.S. Food and Drug Administration (FDA) has indicated to NTIC that it has no objection to the use of ZERUST® ICT® packaging products in protecting metal food containers and processing equipment. In addition, the manufacture, sale and use of NTIC’s Natur-Tec® resin compounds and finished products are subject to regulation in the United States by the FDA. The FDA’s regulations are concerned with substances used in food packaging materials. Thus, food and beverage containers are in compliance with FDA regulations if the components used in the food and beverage containers are approved by the FDA as indirect food additives for their intended uses and comply with the applicable FDA indirect food additive regulations, or are generally recognized as safe for their intended uses and are of suitable purity for those intended uses. NTIC believes that its resin compounds are in compliance with all FDA requirements and do not require further FDA approval prior to the sale of its products.

Employees

As of August 31, 2016, NTIC had 65 full-time employees located in North America, consisting of 23 in sales and marketing, 23 in research and development and lab, 12 in administration and 7 in production.  As of August 31, 2016, NTIC’s wholly-owned subsidiary in China had 30 full-time employees, its majority-owned subsidiary in Brazil had 20 full-time employees, its majority-owned subsidiary in India had 6 full-time employees and its holding company, NTI Asean, had no full-time employees.  There are no unions representing NTIC’s employees and NTIC believes that its relations with its employees are good.

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

Forward-looking statements are based on current expectations about future events affecting NTIC and are subject to uncertainties and factors that affect all businesses operating in a global market as well as matters specific to NTIC. These uncertainties and factors are difficult to predict and many of them are beyond NTIC’s control. The following are some of the uncertainties and factors known to us that could cause NTIC’s actual results to differ materially from what NTIC has anticipated in its forward-looking statements:

•	NTIC’s operations in China, the termination of the joint venture agreements with Tianjin Zerust, the ongoing litigation against Mr. Tao Meng and Cortec Corporation and the anticipated liquidation of Tianjin Zerust and the effect of all these events on NTIC’s business and future operating results;

•	The effect of current worldwide economic conditions and turmoil and disruption in the global credit and financial markets on NTIC’s business;

•	The variability in NTIC’s sales of ZERUST® products and services into oil and gas industry and Natur-Tec® products and NTIC’s equity income of joint ventures, which variability in sales and equity in income of joint venture in turn, subject NTIC’s earnings to quarterly fluctuations;

•	Risks associated with NTIC’s international operations and exposure to fluctuations in foreign currency exchange rates and import duties and taxes;

•	The effect of the recent referendum vote of the United Kingdom to exit the European Union on NTIC’s operating results, including in particular future net sales of NTIC’s European and other joint ventures;

•	The health of the U.S. automotive industry on NTIC’s business;

•	NTIC’s dependence on the success of its joint ventures and fees and dividend distributions that NTIC receives from them;

•	NTIC’s relationships with its joint ventures and its ability to maintain those relationships, especially in light of anticipated succession planning issues;

•	Fluctuations in the cost and availability of raw materials, including resins and other commodities;

•	The success of and risks associated with NTIC’s emerging new businesses and products and services, including in particular NTIC’s ability and the ability of NTIC’s joint ventures to sell ZERUST® products and services into oil and gas industry and Natur-Tec® products and the often lengthy and extensive sales process involved in selling such products and services;

•	NTIC’s ability to introduce new products and services that respond to changing market conditions and customer demand;

•	Market acceptance of NTIC’s existing and new products, especially in light of existing and new competitive products;

•	Maturation of certain existing markets for NTIC’s ZERUST® products and services and NTIC’s ability to grow market share and succeed in penetrating other existing and new markets;

•	Increased competition, especially with respect to NTIC’s ZERUST® products and services, and the effect of such competition on NTIC’s and its joint ventures’ pricing, net sales and margins;

•	NTIC’s reliance upon and its relationships with its distributors, independent sales representatives and joint ventures;

•	NTIC’s reliance upon suppliers;

•	Oil prices, which may affect sales of NTIC’s ZERUST® products and services into the oil and gas industry;

•	The costs and effects of complying with laws and regulations and changes in tax, fiscal, government and other regulatory policies, including rules relating to environmental, health and safety matters;

•	Unforeseen product quality or other problems in the development, production and usage of new and existing products;

•	Unforeseen production expenses incurred in connection with new customers and new products;

•	Loss of or changes in executive management or key employees;

•	Ability of management to manage around unplanned events;

•	Pending and future litigation;

•	NTIC’s reliance on its intellectual property rights and the absence of infringement of the intellectual property rights of others;

•	NTIC’s ability to maintain effective internal control over financial reporting, especially in light of its joint venture arrangements;

•	Changes in applicable laws or regulations and NTIC’s failure to comply with applicable laws, rules and regulations;

•	Changes in generally accepted accounting principles and the effect of new accounting pronouncements;

•	Fluctuations in NTIC’s effective tax rate; and

•	NTIC’s reliance upon its management information systems.

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

The termination of NTIC’s joint venture agreements with Tianjin Zerust and the formation and establishment of NTIC China have had and could continue to have a material adverse effect on NTIC’s operating results.

Effective as of December 31, 2014, NTIC terminated its joint venture agreements with Tianjin Zerust, initiated the process to liquidate the joint venture entity and established a wholly-owned subsidiary to conduct business in China. NTIC’s consolidated financial statements include the financial results of NTIC China beginning with the second quarter of fiscal 2015. Tianjin Zerust was individually significant to NTIC’s consolidated assets and income. Accordingly, the termination of NTIC’s joint venture agreements with Tianjin Zerust adversely affected NTIC’s operating results, including in particular, its equity in income, fee income for services provided to joint ventures, and operating expenses during fiscal 2016 and fiscal 2015 since prior to December 31, 2014, NTIC accounted for its investment in Tianjin Zerust in NTIC’s consolidated financial statements utilizing the equity method of accounting. In addition, during fiscal 2016, NTIC incurred an impairment charge with respect to Tianjin Zerust, which adversely affected NTIC’s operating results for fiscal 2016.

NTIC anticipates that it will take time to transition Tianjin Zerust customers to NTIC China and no assurance can be provided that NTIC China will be able to achieve the net sales and income levels previously achieved by Tianjin Zerust. NTIC has incurred, and expects to continue to incur, significant operating expenses associated with NTIC China and the anticipated liquidation of Tianjin Zerust and expects that NTIC’s operating results may continue to be volatile as a result, especially since NTIC has commenced litigation against Mr. Tao Meng, Tianjin Zerust’s other shareholder, and his spouse in order to force the liquidation of Tianjin Zerust. NTIC also has commenced litigation against Cortec Corporation alleging, among other things, that Cortec Corporation aided and abetted breaches of duties and contractual commitments owed to NTIC and NTI Asean related to Tianjin Zerust. During fiscal 2016, NTIC incurred approximately $3,410,000 in expenses related either directly or indirectly to the establishment and initial business operations of NTIC China, the termination of the joint venture agreements with Tianjin Zerust, NTIC’s ongoing litigation against Mr. Tao Meng and his spouse and NTIC’s ongoing litigation against Cortec Corporation, the creation of a reserve against the accounts receivable balance from Tianjin Zerust, the write-off of certain inventory and the asset impairment of NTIC’s joint venture interest in Tianjin Zerust.

NTIC’s ongoing litigation is expensive and has had and may continue to have an adverse effect on NTIC’s business and operating results.

During fiscal 2015, NTIC commenced litigation against Mr. Tao Meng, Tianjin Zerust’s other shareholder, and his spouse in order to force the liquidation of Tianjin Zerust. NTIC also commenced litigation against Cortec Corporation alleging, among other things, that Cortec Corporation aided and abetted breaches of duties and contractual commitments owed to NTIC and NTI Asean related to Tianjin Zerust. Litigation is expensive and often uncertain. There is no assurance that NTIC will be successful in these litigation matters. In the meantime, NTIC has incurred and expect to continue to incur significant expenses in connection with this ongoing litigation. In addition, the ongoing litigation expense has had and will continue to have an adverse effect on NTIC’s business and operating results so long as it is ongoing.

Any weakness in the global economy, and in particular in the United States, Europe and China, and in the automotive industry, may negatively impact NTIC’s business, operating results and financial condition.

The U.S. and world economies continue to suffer from uncertainty, volatility, disruption and other adverse conditions, and those conditions continue to adversely impact the business community and the financial markets. There is no assurance when or the extent to which these economic and business conditions will improve in the future. These adverse economic and financial market conditions may negatively affect NTIC’s customers and its markets, and thus negatively impact its business and operating results. For example, weak market conditions could extend the length of NTIC’s sales cycle and cause potential customers to delay, defer or decline to make purchases of NTIC’s products and services due to uncertainties surrounding the future performance of their businesses, limitations on their capital expenditures due to internal budget constraints, the inability to obtain financing in the capital markets, and the adverse effects of the economy on their business and financial condition. As a result, if economic and financial market conditions continue to be weak or even deteriorate, then NTIC’s business, financial condition and operating results, including its ability to grow and expand its business and operations, could be materially and adversely affected.

NTIC’s operating results are especially dependent upon the economic health of the economies in the United States, Europe and China. Since a significant portion of NTIC’s ZERUST® rust and corrosion inhibiting products and services are sold to customers in the automotive industry, adverse economic conditions affecting the automotive industry again in particular may result in another adverse effect on NTIC’s net sales and its other operating results. Accordingly, any weakness in the global economy, and in particular in the United States, Europe and China, and in the automotive industry, may negatively impact NTIC’s business, operating results and financial condition.

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

NTIC conducts business, either directly or indirectly through several joint venture arrangements that operate in North America, Europe and Asia. Each of these joint ventures manufactures, markets and sells finished products in the geographic territory that it is assigned. NTIC’s receipt of funds as a result of sales by its joint ventures is dependent upon NTIC’s receipt of fees for services that NTIC provides to its joint ventures based primarily on the net sales of the individual joint ventures and NTIC’s receipt of dividend distributions from its joint ventures based on the profitability of its joint ventures. NTIC’s liquidity and financial position rely on NTIC’s receipt of fees for services that NTIC provides to its joint ventures and dividend distributions from its joint ventures. During fiscal 2016, NTIC recognized $5,137,710 in fees and $5,503,314 in dividend distributions from its joint ventures. Because NTIC owns 50% or less of each of its joint venture entities, NTIC does not control the decisions of these entities regarding whether to pay dividends and, if paid, how much they should be in any given year. Thus, NTIC cannot guarantee that any of its joint ventures will pay dividends in any given year. The failure of NTIC’s joint ventures to declare dividends or the failure of NTIC to receive fees for services provided to joint ventures in amounts typically expected by NTIC could adversely affect NTIC’s liquidity and financial position.

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

NTIC considers its joint venture in Germany, EXCOR, to be individually significant to NTIC’s consolidated assets and income; and therefore, provides certain additional information regarding this joint venture entity in the notes to NTIC’s consolidated financial statements and in certain sections of this report. Of the total equity in income from joint ventures of $4,739,704 during fiscal 2016, NTIC had equity in income from joint ventures of $3,534,113 attributable to EXCOR. Of the total fee income for services provided to joint ventures of $5,137,710 during fiscal 2016, fees of $845,857 were attributable to EXCOR. Accordingly, if sales of NTIC’s products and services by this joint venture were to decline significantly or if NTIC’s relationships with this joint venture or joint venture partner were to deteriorate significantly such that the joint venture is terminated or not motivated to sell NTIC’s products and services, NTIC’s operating results likely would be adversely affected.

NTIC’s international business, which is conducted primarily through its subsidiaries and joint ventures, requires management attention and financial resources and exposes NTIC to difficulties and risks presented by international economic, political, legal, accounting and business factors.

NTIC sells products and services directly, through its wholly-owned and majority-owned subsidiaries, and indirectly via a network of joint ventures, independent distributors, manufacturer’s sales representatives and agents in over 60 countries, including countries in North America, South America, Europe, Asia and the Middle East. One of NTIC’s strategic objectives is the continued expansion of its international operations. The expansion of NTIC’s existing international operations and entry into additional international markets require management attention and financial resources.

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

Many of the countries in which NTIC sells its products directly or indirectly through NTIC China, Zerust Brazil, Natur-Tec India, Zerust Mexico, NTI Asean, its joint ventures, distributors, representatives and agents are, to some degree, subject to political, economic and/or social instability. NTIC’s international operations expose NTIC and its joint venture partners, distributors, representatives and agents to risks inherent in operating in foreign jurisdictions. These risks include:

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

Furthermore, in June 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union, commonly referred to as “Brexit.” As a result of the referendum, negotiations are expected to commence to determine the future terms of the United Kingdom’s relationship with the European Union, including the terms of trade between the United Kingdom and the European Union. Although it is unknown what those terms will be, it is possible that there will be greater restrictions on the movement of goods and people between the United Kingdom and European Union countries and increased regulatory complexities, which could affect NTIC’s ability to sell its products in certain European Union countries. Brexit could adversely affect European and worldwide economic and market conditions and could contribute to instability in global financial and foreign exchange markets, including volatility in the value of the British pound and Euro. In addition, other European countries may seek to conduct referenda with respect to continuing membership with the European Union. NTIC does not know to what extent these changes will impact its business. Any of these effects of Brexit, and others that NTIC cannot anticipate, could adversely affect its business, operations and financial results.

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

Economic uncertainty in developing markets could adversely affect NTIC’s revenue and earnings.

NTIC conducts business, or is contemplating expansion, in developing markets with economies that tend to be more volatile than those in the United States and Western Europe. The risk of doing business in developing markets such as China, Brazil, India, Russia, the United Arab Emirates, Mexico and other economically volatile areas could adversely affect NTIC’s operations and earnings. Such risks include the financial instability among customers in these regions, political instability, fraud or corruption and other non-economic factors such as irregular trade flows that need to be managed successfully with the help of the local governments. In addition, commercial laws in some developing countries can be vague, inconsistently administered and retroactively applied. If NTIC is deemed not to be in compliance with applicable laws in developing countries where NTIC conducts business, its prospects and business in those countries could be harmed, which could then have a material adverse impact on NTIC’s operating results and financial position. NTIC’s failure to successfully manage economic, political and other risks relating to doing business in developing countries and economically and politically volatile areas could adversely affect its business.

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

NTIC’s ZERUST® rust and corrosion inhibiting products and services generate a significant portion of NTIC’s net sales and the net sales of NTIC’s joint ventures. During fiscal 2016, 83.7% of NTIC’s consolidated net sales were derived from sales of ZERUST® rust and corrosion inhibiting products and services. While the net sales of NTIC’s joint ventures are not included in NTIC’s net sales on NTIC’s consolidated financial statements, NTIC’s receipt of fees for services that NTIC provides to its joint ventures and NTIC’s receipt of dividend distributions from its joint ventures is based primarily on the revenues and profitability of the joint ventures. Accordingly, if sales of these products and services were to decline due to increased competition, the introduction of a new disruptive technology or otherwise, NTIC’s operating results would be adversely affected.

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

In an effort to increase net sales, NTIC has expanded the marketing of its corrosion prevention solutions into the oil and gas industry and its Natur-Tec® resin compounds and finished products. The majority of NTIC’s research and development expense in fiscal 2016 was spent in connection with research and development activities related to these two strategic initiatives. NTIC expects to continue to invest additional research and development and marketing efforts and resources into these strategic initiatives. No assurance can be provided, however, that such strategic initiatives will be successful or that NTIC will be successful in obtaining additional revenue as a result of them. The introduction of new products into new markets takes significant resources and there can be no assurance that NTIC is dedicating a sufficient amount of resources to ensure the success of these strategic initiatives. The sale of NTIC’s ZERUST® rust and corrosion inhibiting products and services into the oil and gas industry, in particular, typically involves a long sales cycle, often including a one- to multi-year trial period with each customer and a slow integration process thereafter. This long sales cycle may cause NTIC’s management, stockholders and investors to lose faith in the business opportunities for NTIC’s ZERUST® rust and corrosion inhibiting products and services in the oil and gas industry.

The expansion of NTIC’s corrosion prevention solutions into the oil and gas industry and the continued launch of NTIC’s Natur-Tec® resin compounds and finished products may require additional capital in the future, which may not be available or may be available only on unfavorable terms. In addition, any equity financings may be dilutive to NTIC’s stockholders.

The expansion of NTIC’s corrosion prevention solutions into the oil and gas industry and the continued launch of NTIC’s Natur-Tec® resin compounds and finished products will continue to require significant resources during fiscal 2017 and beyond. To the extent that NTIC’s existing capital, including amounts available under its revolving line of credit, is insufficient to meet these requirements, NTIC may raise additional capital through financings or additional borrowings. Any equity or debt financing, if available at all, may be on terms that are not favorable to NTIC and any equity financings could result in dilution to NTIC’s stockholders.

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

In the past, NTIC has experienced some seasonality with respect to the sale of its ZERUST® rust and corrosion inhibiting products into the oil and gas industry, with sales during parts of the second and third fiscal quarters being adversely affected by winter in the United States. In addition, the sale of NTIC’s ZERUST® rust and corrosion inhibiting products into the oil and gas industry have been and may continue to be hampered by low global crude oil prices, which NTIC believes constrains capital improvement budgets of its existing and prospective customers and may result in personnel turnover at its oil and gas customers or prospects.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Sarbanes-Oxley Act of 2002 and related and other regulations implemented by the SEC and the NASDAQ Stock Market, are challenging for small publicly-held companies, including NTIC. NTIC’s efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, significant general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, NTIC’s efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding NTIC’s assessment of its internal control over financial reporting have required and will continue to require the expenditure of significant financial and managerial resources. Although NTIC’s management has concluded that NTIC’s internal control over financial reporting was effective as of August 31, 2016, no assurance can be provided that NTIC’s management will reach a similar conclusion as of any later date. NTIC’s failure to maintain effective internal control over financial reporting may have an adverse effect on its stock price.

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

The number of shares of NTIC’s common stock being traded on a daily basis is often very low and on some trading days, there is no trading volume at all. During fiscal 2016, the daily trading volume ranged from zero shares to 51,700 shares. Any NTIC stockholder wishing to sell his, her or its stock may cause a significant fluctuation in the trading price of NTIC’s common stock. In addition, low trading volume of a stock increases the possibility that, despite rules against such activity, the price of the stock may be manipulated by persons acting in their own self-interest. NTIC may not have adequate market makers and market making activity to prevent manipulation in its common stock.

The price and trading volume of NTIC’s common stock has been, and may continue to be, volatile.

The market price and trading volume of NTIC’s common stock price historically has fluctuated over a wide range. During fiscal 2016, the sale price of NTIC’s common stock ranged from a low of $9.60 per share to a high of $18.00 per share, and the daily trading volume ranged from zero shares to 51,700 shares. It is likely that the price and trading volume of NTIC’s common stock will continue to fluctuate in the future. The securities of small capitalization companies, including NTIC, from time to time experience significant price and volume fluctuations, often unrelated to the operating performance of these companies. Securities class action litigation is sometimes brought against a company following periods of volatility in the market price of its securities or for other reasons. NTIC may become the target of similar litigation, especially if NTIC fails to meet its annual projected financial guidance or lower its annual projected financial guidance. Securities litigation, whether with or without merit, could result in substantial costs and divert management’s attention and resources, which could harm NTIC’s business, financial condition, and operating results, as well as the market price of its common stock.

A large percentage of NTIC’s outstanding common stock is held by insiders, and, as a result, the trading market for NTIC’s common stock is not as liquid as the stock of other public companies.

As of November 15, 2016, NTIC had 4,535,070 shares of common stock outstanding, of which 19.6% of these outstanding shares were beneficially owned by directors, executive officers, principal stockholders and their respective affiliates. The stock of companies with a substantial amount of stock held by insiders is usually not as liquid as the stock of other public companies where insider ownership is not as concentrated. Thus, the trading market for shares of NTIC’s common stock may not be as liquid as the stock of other public companies.

If securities or industry analysts do not publish research or reports about NTIC’s business, or if they adversely change their recommendations regarding NTIC’s common stock, the market price for NTIC’s common stock and trading volume could decline.

The trading market for NTIC’s common stock has been influenced by research or reports that industry or securities analysts publish about NTIC or its business. If one or more analysts who cover NTIC downgrade NTIC’s common stock, the market price for NTIC’s common stock would likely decline. If one or more cease coverage of NTIC or fail to regularly publish reports on NTIC, NTIC could lose visibility in the financial markets, which, in turn, could cause the market price or trading volume for NTIC’s common stock to decline.

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

As of November 15, 2016, Inter Alia Holding Company, or Inter Alia, beneficially owned approximately 13.3% of NTIC’s outstanding common stock. Inter Alia is an entity partially owned by G. Patrick Lynch, NTIC’s President and Chief Executive Officer and a director, as well as three other members of the Lynch family. Mr. Lynch shares voting and dispositive power of shares of NTIC’s common stock held by Inter Alia with the other owners. As a result of his share ownership through Inter Alia and his position as President and Chief Executive Officer and a director of NTIC, Mr. Lynch may be able to influence the affairs and actions of NTIC, including matters requiring stockholder approval, such as the election of directors and approval of significant corporate transactions. The interests of Mr. Lynch and Inter Alia may differ from the interests of NTIC’s other stockholders. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of NTIC, could deprive NTIC’s stockholders of an opportunity to receive a premium for their common stock as part of a sale or merger of NTIC and may negatively affect the market price of NTIC’s common stock. Transactions that could be affected by this concentration of ownership include proxy contests, tender offers, mergers or other purchases of common stock that could give stockholders the opportunity to realize a premium over the then-prevailing market price for shares of NTIC’s common stock.

Item 1B. UNRESOLVED STAFF COMMENTS

This Item 1B is inapplicable to NTIC as a smaller reporting company.

Item 2. PROPERTIES

NTIC’s principal executive offices, production facilities and domestic research and development operations are located at 4201 Woodland Road, Circle Pines, Minnesota 55014. NTIC owns this real estate and building. NTIC also owns real estate and a building in Beachwood, Ohio, which it uses for office, manufacturing, laboratory and warehouse space. Additionally, NTIC has contract warehousing agreements in place in California and Indiana to hold and release stock products to customers. NTIC’s management considers its current properties suitable and adequate for its current and foreseeable needs. NTIC’s subsidiaries in Brazil, India and China all lease office, warehouse and laboratory space.

Item 3. LEGAL PROCEEDINGS

On March 23, 2015, NTIC and NTI Asean LLC, a majority-owned subsidiary of NTIC, filed a lawsuit in Tianjin No 1 Intermediate People’s Court against two individuals, Mr. Tao Meng and his wife Hui Xu, related to breaches of duties and contractual commitments owed to NTI Asean under certain agreements related to NTIC’s former joint venture in China, Tianjin Zerust Anti-Corrosion Technologies Ltd. The lawsuit alleges, among other things, that Mr. Tao Meng and Ms. Hui Xu have engaged in self-dealing, usurped business opportunities, and received economic benefits that were required to go to Tianjin Zerust. At this point it is too early in the lawsuit to reasonably estimate the amount of any recovery to NTI Asean.

On April 21, 2015, NTIC and NTI Asean initiated a lawsuit in the District Court for the Second Judicial District, County of Ramsey, State of Minnesota against Cortec Corporation alleging, among other things, that Cortec Corporation aided and abetted breaches of duties and contractual commitments owed to the Company and NTI Asean related to NTIC’s joint venture in China, Tianjin Zerust. On November 4, 2015, NTIC and NTI Asean were permitted to file an amended complaint adding new counts, including, but not limited to, one for breach of contract, arising out of Cortec’s breach of a 2005 Settlement Agreement and Consent Order. The case was subsequently assigned to the complex civil jury trial calendar, extending deadlines for discovery and trial. NTIC and NTI Asean intend to bring a further motion to amend in order to add a claim for punitive damages and to move the court for summary judgment.  The case has been set for a mandatory settlement conference with the court on May 30, 2017 and the case will be set for the trial block beginning July 31, 2017 and ending August 18, 2017.

From time to time, NTIC is subject to various ongoing or threatened legal actions and proceedings, including those that arise in the ordinary course of business, which may include employment matters and breach of contract disputes. Such matters are subject to many uncertainties and to outcomes that are not predictable with assurance and that may not be known for extended periods of time. In the opinion of management, the outcome of such routine ongoing litigation is not expected to have a material adverse effect on NTIC’s results of operations or financial condition.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

The two individuals named below have been designated by NTIC’s Board of Directors as “executive officers” of NTIC. Their ages and the offices held, as of November 15, 2016, are as follows:

Name	Age	Position with NTIC
G. Patrick Lynch	49	President and Chief Executive Officer

Matthew C. Wolsfeld	42	Chief Financial Officer and Corporate Secretary

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

Other corporate officers of NTIC, their ages and the offices held, as of November 15, 2016, are as follows:

Name	Age	Position with NTIC

Vineet R. Dalal	46	Vice President and Director – Global Market Development – Natur-Tec®

Gautam Ramdas	43	Vice President and Director – Global Market Development – Oil & Gas

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

NTIC’s common stock is listed for trading on the NASDAQ Global Market under the symbol “NTIC.” The following table sets forth the high and low daily sales prices for NTIC’s common stock, as reported by the NASDAQ Global Market, for the fiscal quarter indicated:

	High	Low
Fiscal 2016
Fourth Quarter	$14.93	$10.00
Third Quarter	14.95	11.16
Second Quarter	17.00	9.60
First Quarter	18.00	13.19

Fiscal 2015
Fourth Quarter	$18.48	$14.36
Third Quarter	21.40	16.45
Second Quarter	24.85	19.00
First Quarter	23.89	17.75

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

Number of Record Holders

As of August 31, 2016, there were 175 record holders of NTIC’s common stock. This does not include shares held in “street name” or beneficially owned.

Recent Sales of Unregistered Equity Securities

NTIC did not sell any shares of its common stock or any other equity securities of NTIC that were not registered under the Securities Act of 1933, as amended, during the fourth quarter of fiscal 2016.

Issuer Purchases of Equity Securities

The following table shows NTIC’s fourth quarter of fiscal 2016 stock repurchase activity.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
June 1, 2016 through June 30, 2016	0	N/A	0	(1)
July 1, 2016 through July 31, 2016	3,700	$11.20	3,700	(1)(2)
August 1, 2016 through August 31, 2016	0	N/A	0	(1)(2)
Total	3,700	$11.20	3,700	(1)(2)

(1)	On January 15, 2015, NTIC’s Board of Directors authorized the repurchase of up to $3,000,000 in shares of NTIC common stock through open market purchases or unsolicited or solicited privately negotiated transactions. This program has no expiration date but may be terminated by NTIC’s Board of Directors at any time.

(2)	As of August 31, 2016, up to $2,836,656 in shares of NTIC common stock remained available for repurchase under NTIC’s stock repurchase program.

Item 6. SELECTED FINANCIAL DATA

The following tables set forth certain of NTIC’s selected consolidated financial data as of the dates and for the years indicated. The selected consolidated financial data was derived from NTIC’s consolidated financial statements. The audited consolidated financial statements as of August 31, 2016 and 2015 and for the fiscal years ended August 31, 2016 and 2015 are included elsewhere in this report. The audited consolidated financial statements as of August 31, 2014, 2013 and 2012 and for the fiscal years ended August 31, 2014, 2013 and 2012 are not included in this report. Historical results are not necessarily indicative of the results to be expected for any future period.

	Fiscal Year Ended August 31,
	2016	2015	2014	2013	2012
Statements of Operations Data:
Net sales, excluding joint ventures	$30,211,660	$27,491,392	$23,601,514	$19,724,205	$20,227,719
Net sales, to joint ventures	2,721,905	2,831,301	3,224,594	2,777,659	2,553,934
Total net sales	32,933,565	30,322,693	26,826,108	22,501,864	22,781,653
Cost of goods sold	22,320,156	20,555,932	17,803,153	15,473,212	14,528,785
Gross profit	10,613,409	9,766,761	9,022,955	7,028,652	8,252,868
Equity in income from joint ventures	4,743,831	5,936,565	5,920,603	5,237,711	5,519,795
Fees for services provided to joint ventures	5,137,710	5,715,491	8,142,863	7,352,980	4,622,912
Total joint venture operations	9,881,541	11,652,056	14,063,466	12,590,691	10,142,707
Selling expenses	6,255,353	5,820,748	5,221,738	4,845,676	4,585,901
General and administrative expenses	7,230,557	6,531,576	5,393,531	4,605,979	4,309,410
Expenses incurred in support of joint ventures	1,001,812	1,867,570	1,408,014	1,387,197	1,054,914
Research and development expenses	4,724,596	4,047,279	4,368,752	3,815,515	3,875,581
Total operating expenses	19,212,318	18,267,173	16,392,035	14,654,367	13,825,806
Operating income	1,282,551	3,151,644	6,694,386	4,964,976	4,569,769
Interest income	42,115	34,835	11,617	34,614	54,652
Interest expense	(13,261)	(20,960)	(47,322)	(52,215)	(29,388)
Impairment on investment at carrying value	(1,883,668)	—	—	—	—
Other income	—	515	4,393	670,126	21,613
(Loss) income before income taxes	(572,182)	3,166,034	6,663,074	5,617,501	4,616,646
Income tax expense	626,120	648,674	1,124,662	864,000	1,041,000
Net (loss) income	(1,198,302)	2,517,360	5,538,412	4,753,501	3,575,646
Net (loss) income attributable to non-controlling interests	(330,788)	727,789	1,432,040	1,386,607	127,450
Net (loss) income attributable to NTIC	$(867,514)	$1,789,571	$4,106,372	$3,366,894	$3,448,196
Net (loss) income attributable to NTIC per common share:
Basic	$(0.19)	$0.40	$0.92	$0.76	$0.79
Diluted	$(0.19)	$0.38	$0.90	$0.75	$0.78
Weighted-average common shares assumed outstanding:
Basic	4,537,504	4,521,788	4,454,836	4,421,636	4,391,424
Diluted	4,537,504	4,649,060	4,579,498	4,475,895	4,451,594
Balance Sheet Data:
Cash and cash equivalents	$3,395,274	$2,623,981	$2,477,017	$4,314,258	$4,137,547
Available for sale securities	2,243,864	2,027,441	5,519,766	—	—
Total current assets	20,942,171	19,275,612	22,319,966	16,932,505	14,059,726
Total assets	51,070,050	51,565,648	54,057,775	49,053,949	41,877,627
Total current liabilities	3,994,106	3,671,841	4,466,655	3,662,053	3,999,645
Note payable, net of current portion	—	—	—	857,295	933,413
Non-controlling interests	2,540,974	3,019,702	3,837,257	3,800,929	187,913
Total stockholders’ equity	44,543,970	44,874,105	45,753,863	40,733,672	36,756,656
Total equity	47,075,944	47,893,807	49,591,120	44,534,601	36,944,569

	Fiscal Year Ended August 31,
	2016	2015	2014	2013	2012
Other Financial Data:
Net cash provided by (used in) operating activities	$2,055,607	$(755,545)	$7,422,912	$1,910,702	$2,671,851
Net cash (used in) provided by investing activities	(955,240)	1,901,224	7,457,380	1,752,842	(1,709,077)
Net cash (used in) provided by financing activities	(270,247)	(874,652)	(1,814,418)	(1,563,867)	13,822
Effect of exchange rate changes on cash and cash equivalents	(18,826)	(124,064)	11,646	(39,574)	(105,411)

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

This Management’s Discussion and Analysis is organized in the following major sections:

•	Business Overview. This section provides a brief overview description of NTIC’s business, focusing in particular on developments during the most recent fiscal year.

•	NTIC’s Subsidiaries and Joint Venture Network. This section provides a brief overview of NTIC’s subsidiaries and its joint venture network, the joint ventures which are considered individually significant to NTIC’s consolidated assets and income and how NTIC’s joint ventures are accounted for by NTIC.

•	Termination of Chinese Joint Venture. This section provides a brief summary of the termination of NTIC’s joint venture in China and the financial impact on fiscal 2016.

•	Financial Overview. This section provides a brief summary of NTIC’s financial results and financial condition for fiscal 2016 compared to 2015.

•	Sales and Expense Components. This section provides a brief description of the significant line items in NTIC’s consolidated statements of operations.

•	Results of Operations. This section provides an analysis of the significant line items in NTIC’s consolidated statements of operations.

•	Liquidity and Capital Resources. This section provides an analysis of NTIC’s liquidity and cash flows and a discussion of NTIC’s financial condition and financial commitments.

•	Off-Balance Sheet Arrangements. This section describes NTIC’s material off-balance sheet arrangements.

•	Inflation and Seasonality. This section describes the effects of inflation and seasonality, if any, on NTIC’s business and operating results.

•	Market Risk. This section describes material market risks to which NTIC is subject.

•	Related Party Transactions. This section describes any material related party transactions to which NTIC is a party.

•	Critical Accounting Policies and Estimates. This section discusses NTIC’s critical accounting policies and estimates which require NTIC to exercise subjective or complex judgments in their application. All of NTIC’s significant accounting policies, including its critical accounting estimates, are summarized in Note 1 to NTIC’s consolidated financial statements.

•	Recent Accounting Pronouncements. This section discusses recently issued accounting pronouncements that have had or may affect NTIC’s results of operations and financial condition and references Note 2 to NTIC’s consolidated financial statements, which summarizes such pronouncements.

Business Overview

NTIC develops and markets proprietary environmentally beneficial products and services in over 60 countries either directly or via a network of subsidiaries, joint ventures, independent distributors and agents. NTIC’s primary business is corrosion prevention marketed mainly under the ZERUST® brand. NTIC has been selling its proprietary ZERUST® products and services to the automotive, electronics, electrical, mechanical, military and retail consumer markets for over 40 years, and in recent years, has targeted and expanded into the oil and gas industry. NTIC also markets and sells a portfolio of biobased and certified compostable (fully biodegradable) polymer resin compounds and finished products under the Natur-Tec® brand. These products are intended to reduce NTIC’s customers’ carbon footprint and provide environmentally sound waste disposal options.

NTIC’s ZERUST® rust and corrosion inhibiting products include plastic and paper packaging, liquids and coatings, rust removers and cleaners, diffusers and engineered solutions designed specifically for the oil and gas industry. NTIC also offers worldwide on-site technical consulting for rust and corrosion prevention issues. NTIC’s technical service consultants work directly with the end users of NTIC’s ZERUST® rust and corrosion inhibiting products to analyze their specific needs and develop systems to meet their technical requirements. In North America, NTIC sells its ZERUST® corrosion prevention solutions through a network of independent distributors and agents supported by a direct sales force. Internationally, NTIC sells its ZERUST® corrosion prevention solutions through its wholly-owned subsidiary in China, NTIC (Shanghai) Co., Ltd. (NTIC China), its majority-owned joint venture holding company for NTIC’s joint venture investments in the Association of Southeast Asian Nations (ASEAN) region, its majority-owned subsidiary in Brazil, Zerust Prevenção de Corrosão S.A. (Zerust Brazil), and joint venture arrangements in North America, Europe and Asia.

One of NTIC’s strategic initiatives is to expand into and penetrate other markets for its ZERUST® corrosion prevention solutions. Consequently, for the past several years, NTIC has focused significant sales and marketing efforts on the oil and gas industry, as the infrastructure that supports that industry is typically constructed using metals that are highly susceptible to corrosion. NTIC believes that its ZERUST® corrosion prevention solutions will minimize maintenance downtime on critical oil and gas industry infrastructure, extend the life of such infrastructure and reduce the risk of environmental pollution due to corrosion leaks.

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

Natur-Tec® biobased and compostable plastics are manufactured using NTIC’s patented and/or proprietary technologies and are intended to replace conventional petroleum-based plastics. The Natur-Tec® biopolymer resin compound portfolio includes formulations that have been optimized for a variety of applications including blown-film extrusion, extrusion coating, injection molding, and engineered plastics. These resin compounds are certified to be fully biodegradable in a composting environment and are currently being used to produce finished products including can liners, shopping and grocery bags, lawn and leaf bags, pet waste collection bags, cutlery and coated paper products. In North America, NTIC markets its Natur-Tec® resin compounds and finished products primarily through a network of regional and national distributors as well as independent agents. NTIC continues to see significant opportunities for finished bioplastic products and, therefore, continues to strengthen and expand its North American distribution network for finished Natur-Tec® bioplastic products. Internationally, NTIC sells its Natur-Tec® resin compounds and finished products both directly and through its majority- owned subsidiary in India, Natur-Tec India Private Limited (Natur-Tec India), and through certain joint ventures.

Termination of Chinese Joint Venture

On January 2, 2015, NTIC announced that, effective as of December 31, 2014, it is selling its ZERUST® products and services in China through a wholly-owned subsidiary, NTIC (Shanghai) Co., Ltd., and has terminated its joint venture agreements with Tianjin-Zerust Anticorrosion Co., Ltd. (Tianjin Zerust). NTIC and NTI Asean LLC have filed a lawsuit in China against Mr. Tao Meng, the former joint venture entity’s other shareholder, and his spouse, seeking, among other things, an orderly liquidation of Tianjin Zerust.

NTIC indirectly has a 30% ownership interest in Tianjin Zerust through its 60% owned holding company subsidiary, NTI Asean LLC. NTIC’s consolidated financial statements include the financial results of NTIC China beginning with the second quarter of fiscal 2015.

NTIC anticipates that it will take time to transition Tianjin Zerust customers to NTIC China and no assurance can be provided that NTIC China will be able to achieve the net sales and income levels previously achieved by Tianjin Zerust. For fiscal 2014, Tianjin Zerust had net sales of $15.9 million and net income of $1.3 million. The operating income of the joint venture before paying royalties in an aggregate amount of $4.2 million to all shareholders was over $5.5 million.

During fiscal 2016, NTIC realized approximately $3,410,000 in expenses related either directly or indirectly to the establishment and initial business operations of NTIC China, the termination of the joint venture agreements with Tianjin Zerust, NTIC’s ongoing litigation against Mr. Tao Meng and his spouse, NTIC’s ongoing litigation against Cortec Corporation, the creation of a reserve against the accounts receivable balance from Tianjin Zerust, the write-off of certain inventory and the asset impairment of NTIC’s joint venture interest in Tianjin Zerust. These expenses are recorded as selling, general and administrative expenses, expenses incurred in support of joint ventures, and/or impairment on investment at carrying value on NTIC’s consolidated statements of operations.

Based on additional information regarding the financial position of the investment through the legal proceedings that have been ongoing and the lack of financial information and cooperation provided from the Tianjin Zerust partner, NTIC believes that, for accounting purposes, its joint venture investment in Tianjin Zerust is fully impaired as of August 31, 2016.  The carrying value of Tianjin Zerust prior to impairment was $1,883,668, of which the net impact to NTIC was $1,130,201 based on 60% ownership of NTI Asean. As of August 31, 2016, the carrying value, for accounting purposes, is $0.  As of August 31, 2016, NTIC created a reserve against the accounts receivable balance owed from Tianjin Zerust of $114,636 as NTIC determined that, for accounting purposes, it is uncollectible. Despite these accounting positions, NTIC intends to continue to vigorously pursue its litigation against its former joint venture partner for the losses associated with Tianjin Zerust. NTIC also intends to continue to vigorously pursue its litigation against Cortec Corporation for lost profits, unjust enrichment and other damages related to its tortious interference and breach, among other claims.

NTIC expects that its operating results may continue to be volatile as a result of its ongoing Chinese operations.

NTIC’s Subsidiaries and Joint Venture Network

NTIC has ownership interests in five subsidiaries in North America, Europe and Asia. The following table sets forth a list of NTIC’s operating subsidiaries as of November 15, 2016, the country in which the subsidiary is organized and NTIC’s ownership percentage in each subsidiary:

Joint Venture Name	Country	NTIC Percent (%) Ownership
NTIC (Shanghai) Co., Ltd	China	100%
NTI Asean LLC	United States	60%
Zerust Prevenção de Corrosão S.A.	Brazil	85%
ZERUST-EXCOR MEXICO, S. de R.L. de C.V	Mexico	100%
Natur-Tec India Private Limited	India	90%

The results of NTIC China, Zerust Brazil, NTI Asean and Natur-Tec India, and as of August 31, 2016, Zerust Mexico, are fully consolidated in NTIC’s consolidated financial statements.

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

NTIC accounts for the investments and financial results of its joint ventures in its consolidated financial statements utilizing the equity method of accounting.

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

NTIC’s consolidated net sales increased 8.6% during fiscal 2016 compared to fiscal 2015. This increase was primarily a result of increased sales at NTIC China and increased sales of Natur-Tec® products, partially offset by decreased sales of Zerust industrial products in North America. During fiscal 2016, 83.7% of NTIC’s consolidated net sales were derived from sales of ZERUST® products and services, which increased 5.9% to $27,577,566 during fiscal 2016 compared to $26,042,909 during fiscal 2015. This increase was due to increased demand from new customers in China. NTIC has focused its sales efforts of ZERUST® products and services by strategically targeting customers with specific corrosion issues in new market areas, including the oil and gas industry and other industrial sectors that offer sizable growth opportunities. NTIC’s consolidated net sales for fiscal 2016 included $1,739,607 of sales made to customers in the oil and gas industry compared to $1,886,814 for fiscal 2015. Overall demand for ZERUST® products and services depends heavily on the overall health of the markets in which NTIC sells its products, including the automotive, oil and gas, agriculture, and mining markets in particular. In addition, NTIC believes demand for ZERUST® products and services in the oil and gas industry is dependent upon oil prices, with low oil prices causing existing or potential customers to delay purchases and installations.

During fiscal 2016, 16.3% of NTIC’s consolidated net sales were derived from sales of Natur-Tec® products compared to 14.1% during fiscal 2015. Net sales of Natur-Tec® products increased 25.1% to $5,355,999 during fiscal 2016 compared to fiscal 2015 primarily due to finished product sales in North America and finished product sales at NTIC’s majority-owned subsidiary in India, Natur-Tec India Private Limited (Natur-Tec India).

Cost of goods sold as a percentage of net sales remained at 67.8% during fiscal 2016 and fiscal 2015.

NTIC’s equity in income from joint ventures decreased 20.1% to $4,743,831 during fiscal 2016 compared to $5,936,565 during fiscal 2015. This decrease was primarily a result of decreases in profitability at the joint ventures, including no equity in income provided by Tianjin Zerust during fiscal 2016 compared to $132,824 during fiscal 2015. NTIC recognized a 10.1%, or $577,781, decrease in fees for services provided to joint ventures during fiscal 2016 compared to fiscal 2015 primarily due to not receiving any fees for services from Tianjin Zerust and to a lesser extent, a decrease in sales of the joint ventures. Fees for services provided to Tianjin Zerust decreased to $0 during fiscal 2016 compared to $494,080 during fiscal 2015. Additionally, there was a decrease in sales at the joint ventures, which were $90,646,833 during fiscal 2016, compared to $99,026,251 during fiscal 2015. This decrease in the net sales of NTIC’s joint ventures was due primarily to weaker economic trends, especially in Europe. This decrease resulted in a corresponding decrease in fees for services provided to joint ventures as such fees are a function of net sales of NTIC’s joint ventures.

NTIC’s total operating expenses increased $775,226, or 4.2%, to $19,042,399 during fiscal 2016 compared to $18,267,173 in fiscal 2015. This increase was primarily due to the expenses related to the formation and establishment of NTIC China and the associated legal expense associated with anticipated liquidation of Tianjin Zerust and ongoing litigation in North America. Such expenses consisted primarily of legal and personnel expenses associated with the establishment of the subsidiary, the hiring of new personnel and operations.

NTIC spent $4,724,596 in fiscal 2016 in connection with its research and development activities, compared to $4,047,279 in fiscal 2015. NTIC anticipates that it will spend between $2,000,000 and $3,000,000 in fiscal 2017 on research and development activities. This anticipated significant decrease is due to the transition of expenses that were previously treated as research and development expenses to selling, general and administrative expenses, specifically as they relate to Natur-Tec® and the ZERUST® oil and gas business since most of the expenses related to these business units are no longer in the research and development phase of product development.

Based on additional information regarding the financial position of the investment through the legal proceedings that have been ongoing and the lack of financial information and cooperation provided from the Tianjin Zerust partner, NTIC recorded an impairment charge of $1,883,668 during fiscal 2016 related to NTIC’s joint venture investment in Tianjin Zerust, the net impact of which, net of the minority interest, was $1,130,201. NTIC’s investment in its Tianjin Zerust joint venture is now valued at $0 for accounting purposes.

Net (loss) income attributable to NTIC decreased to a net loss of $(867,514), or $(0.19) per diluted common share, for fiscal 2016 compared to net income of $1,789,571, or $0.38 per diluted common share, for fiscal 2015. This decrease was primarily the result of the decrease in income from NTIC’s joint venture operations, the impairment of the fair value of NTIC’s joint venture investment in Tianjin Zerust of $1,883,668 ($1,130,201 net of minority interest) and the $1,266,087 of losses in fiscal 2016 associated with NTIC China’s operations, which was a $223,892 increase over fiscal 2015.

NTIC anticipates that its quarterly net income or loss will continue to remain subject to significant volatility primarily due to the financial performance of its subsidiaries and joint ventures and sales of its ZERUST® products and services into the oil and gas industry and Natur-Tec® bioplastics products, which sales fluctuate more on a quarterly basis than the traditional ZERUST® business. NTIC also anticipates that its operating results will remain volatile primarily as a result of the changes in its Chinese operations.

NTIC’s working capital was $16,948,065 at August 31, 2016, including $3,395,274 in cash and cash equivalents and $2,243,864 in available for sale securities, compared to $15,603,771 at August 31, 2015, including $2,623,981 in cash and cash equivalents and $2,027,441 in available for sale securities.

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

Interest Expense. Interest expense results primarily from interest associated with any borrowings under NTIC’s line of credit with PNC Bank.

Income Tax Expense. Income tax expense includes federal income taxes, foreign withholding taxes, income tax of consolidated entities in foreign jurisdictions, state income tax and changes to NTIC’s deferred tax valuation allowance. NTIC utilizes the liability method of accounting for income taxes which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. NTIC records a tax valuation allowance when it is more likely than not that some portion or all of its deferred tax assets will not be realized. NTIC makes this determination based on all available evidence, including historical data and projections of future results. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Results of Operations

Fiscal Year 2016 Compared to Fiscal Year 2015

The following table sets forth NTIC’s results of operations for fiscal 2016 and fiscal 2015.

	Fiscal 2016	% of Net Sales	Fiscal 2015	% of Net Sales	$ Change	% Change
Net sales, excluding joint ventures	$30,211,660	91.7%	$27,491,392	90.7%	$2,720,268	9.9%
Net sales, to joint ventures	2,721,905	8.3%	2,831,301	9.3%	(109,396)	(3.9%)
Cost of goods sold	22,320,156	67.8%	20,555,932	67.8%	1,764,224	8.6%
Equity in income from joint ventures	4,743,831	14.4%	5,936,565	19.6%	(1,192,734)	(20.1%)
Fees for services provided to joint ventures	5,137,710	15.6%	5,715,491	18.8%	(577,781)	(10.1%)
Selling expenses	6,255,353	19.0%	5,820,748	19.2%	434,605	7.5%
General and administrative expenses	7,230,557	22.0%	6,531,576	21.5%	698,981	10.7%
Expenses incurred in support of joint ventures	1,001,812	3.0%	1,867,570	6.2%	(865,758)	(46.4%)
Research and development expenses	4,724,596	14.3%	4,047,279	13.3%	677,317	16.7%
Impairment of investment at carrying value	1,883,668	5.7%	—	—	1,883,668	n/a

Net Sales. NTIC’s consolidated net sales increased 8.6% to $32,933,565 during fiscal 2016 compared to $30,322,693 during fiscal 2015. NTIC’s consolidated net sales to unaffiliated customers excluding NTIC’s joint ventures increased 9.9% to $30,211,660 during fiscal 2016 compared to $27,491,392 during fiscal 2015. These increases were primarily a result of increased sales at NTIC China and increased sales of Natur-Tec® products, partially offset by decreased sales of Zerust industrial products in North America. Net sales to joint ventures decreased 3.9% to $2,721,905 in fiscal 2016 compared to fiscal 2015. This decrease was due primarily to the decrease in sales of the joint ventures.

The following table sets forth NTIC’s net sales by product segment for fiscal 2016 and fiscal 2015:

	Fiscal 2016	Fiscal 2015	$ Change	% Change
ZERUST® net sales	$27,577,566	$26,042,909	$1,534,657	5.9%
Natur-Tec® net sales	5,355,999	4,279,784	1,076,215	25.1%
Total net sales	$32,933,565	$30,322,693	$2,610,872	8.6%

During fiscal 2016, 83.7% of NTIC’s consolidated net sales were derived from sales of ZERUST® products and services, which increased 5.9% to $27,577,566 compared to $26,042,909 during fiscal 2015. This increase was due to increased sales at NTIC China of $3,043,000 partially offset by decreases in sales in North America and Brazil of $900,000 and $452,000, respectively. NTIC has strategically focused its sales efforts for ZERUST® products and services on customers with sizeable corrosion problems in industry sectors that offer sizable growth opportunities, including the oil and gas sector. Overall demand for ZERUST® products and services depends heavily on the overall health of the market segments to which NTIC sells its products, including the automotive, oil and gas, agriculture, and mining markets in particular. In addition, NTIC believes demand for ZERUST® products and services in the oil and gas industry is dependent upon oil prices, with low oil prices causing existing or potential customers to delay purchases and installations.

The following table sets forth NTIC’s net sales of ZERUST® products for fiscal 2016 and fiscal 2015:

	Fiscal 2016	Fiscal 2015	$ Change	% Change
ZERUST® industrial net sales	$23,124,461	$21,324,793	$1,799,668	8.4%
ZERUST® joint venture net sales	2,713,498	2,831,302	(117,804)	(4.2%)
ZERUST® oil & gas net sales	1,739,607	1,886,814	(147,207)	(7.8%)
Total ZERUST® net sales	$27,577,566	$26,042,909	$1,534,657	5.9%

NTIC anticipates that its sales of ZERUST® products and services into the oil and gas industry will continue to remain subject to significant volatility from quarter to quarter as sales are recognized.

During fiscal 2016, 16.3% of NTIC’s consolidated net sales were derived from sales of Natur-Tec® products, compared to 14.1% during fiscal 2015. Sales of Natur-Tec® products increased 25.1% to $5,355,999 during fiscal 2016 compared to $4,279,784 during fiscal 2015. This increase was due primarily to finished product sales in North America and finished product sales through Natur-Tec India. Demand for Natur-Tec® products around the world depends primarily on market acceptance and the reach of NTIC’s distribution network. Because of the typical size of individual orders and overall size of NTIC’s net sales derived from sales of Natur-Tec® products, the timing of one or more orders can materially affect NTIC’s quarterly sales of Natur-Tec® products and the comparisons to prior fiscal year quarters.

Cost of Goods Sold. Cost of goods sold increased 8.6% in fiscal 2016 compared to fiscal 2015 primarily as a result of the increase in net sales as described above. Cost of goods sold as a percentage of net sales remained at 67.8% during fiscal 2016 and fiscal 2015.

Equity in Income from Joint Ventures. NTIC’s equity in income from joint ventures decreased 20.1% to $4,743,831 during fiscal 2016 compared to $5,936,565 during fiscal 2015. This decrease was primarily a result of decreases in profitability at the joint ventures and the lack of income from Tianjin Zerust. Specifically, of the total equity in income from joint ventures, NTIC had equity in income from joint ventures of $3,534,113 attributable to EXCOR during fiscal 2016 compared to $4,091,608 attributable to EXCOR during fiscal 2015, This decrease was due to lower profitability in the first half of fiscal 2016 and restructuring charges incurred by EXCOR in the fourth quarter of fiscal 2016. Of the total equity in income of joint ventures, NTIC had equity in income of joint ventures of $0 attributable to Tianjin Zerust during fiscal 2016 compared to $132,824 attributable to Tianjin Zerust during fiscal 2015. NTIC had equity in income of all other joint ventures of $1,209,718 during fiscal 2016 compared to $1,712,133 during fiscal 2015 due to an overall decrease in sales at the joint ventures which impacted profitability.

Fees for Services Provided to Joint Ventures. NTIC recognized fee income for services provided to joint ventures of $5,137,710 during fiscal 2016 compared to $5,715,491 during fiscal 2015, representing a decrease of 10.1% or $577,781. This decrease was primarily a result of the anticipated liquidation of Tianjin Zerust as fees for services provided from Tianjin Zerust decreased to $0 during fiscal 2016 compared to $494,080 during fiscal 2015. Additionally, the decrease in fees for services provided to joint ventures was a result of a decrease in total sales at all joint ventures, which were $90,646,833 during fiscal 2016 compared to $99,026,251 during fiscal 2015, a decrease of 8.5%. Net sales of NTIC’s joint ventures decreased due primarily to weaker economic trends, especially in Europe. Net sales of NTIC’s European joint ventures were adversely affected by a slight downturn in European manufacturing. Sales of NTIC’s joint ventures are not included in NTIC’s product sales and are not combined with NTIC’s sales in NTIC’s consolidated financial statements or in any description of NTIC’s sales.

Of the total fee income for services provided to its joint ventures, fees of $845,857 were attributable to EXCOR during fiscal 2016 compared to $873,400 attributable to EXCOR during fiscal 2015. The decrease in fee income for services provided to joint ventures attributable to EXCOR was primarily the result of foreign currency exchange rate fluctuations. Of the total fee income for services provided to its joint ventures, fees of $0 were attributable to Tianjin Zerust during fiscal 2016 compared to $494,080 during fiscal 2015. NTIC received fee income for services provided to all of its other joint ventures of $4,291,853 during fiscal 2016 compared to $4,348,010 during fiscal 2015.

Selling Expenses. NTIC’s selling expenses increased 7.5% in fiscal 2016 compared to fiscal 2015 due to increases in compensation and employee benefits, lab testing related expenses, commission expenses, travel and related expenses, and consulting expenses. Selling expenses as a percentage of net sales decreased to 19.0% in fiscal 2016 compared to 19.2% in fiscal 2015 primarily due to the increase in selling expenses, as previously described, partially offset by the increase in net sales as previously described.

General and Administrative Expenses. NTIC’s general and administrative expenses increased by 10.7% in fiscal 2016 compared to fiscal 2015 due primarily to expenses incurred to establish and operate NTIC China, including North American legal expenses. NTIC implemented cost cutting measures companywide in the third and fourth quarter of fiscal 2016, which partially offset the expenses incurred in connection with NTIC’s NTIC China operations. As a percentage of net sales, general and administrative expenses increased to 22.0% for fiscal 2016 from 21.5% in fiscal 2015 due primarily to the increase in general and administrative expenses, as previously described, partially offset by the increase in net sales.

Expenses Incurred in Support of Joint Ventures. Expenses incurred in support of NTIC’s joint ventures were $1,001,812 during fiscal 2016 compared to $1,867,570 during fiscal 2015, representing a decrease of 46.4%. This decrease was primarily due to expenses incurred by NTIC’s China operations beginning in January 2015.

Research and Development Expenses. NTIC’s research and development expenses increased 16.7% in fiscal 2016 compared to fiscal 2015. This increase was due primarily to increases in personnel and consulting expenses.

Interest Income. NTIC’s interest income increased to $42,115 in fiscal 2016 compared to $34,835 in fiscal 2015. This was primarily due to higher levels of investments during fiscal 2016.

Interest Expense. NTIC’s interest expense decreased to $13,261 in fiscal 2016 compared to $20,960 in fiscal 2015. This decrease was primarily due to lower average outstanding debt levels during fiscal 2016.

Impairment on investment at carrying value. NTIC’s impairment on investment at carrying value for fiscal 2016 was attributable to its investment in Tianjin Zerust. Specifically, as of August 31, 2016, NTIC believes that, for accounting purposes, its joint venture investment in Tianjin Zerust is fully impaired, based on additional information regarding the financial position of the investment through the legal proceedings that have been ongoing. The carrying value of Tianjin Zerust prior to impairment was $1,883,668, of which the net impact to NTIC was $1,130,201 based on 60% ownership of NTI Asean. As of August 31, 2016, the carrying value, for accounting purposes, is $0. Despite this accounting position, NTIC intends to continue to vigorously pursue its litigation against its former joint venture partner for the losses associated with Tianjin Zerust. NTIC also intends to continue to vigorously pursue its litigation against Cortec Corporation for lost profits, unjust enrichment and other damages related to its tortious interference and breach, among other claims. NTIC will continue to evaluate the fair value of its investment in Tianjin Zerust for accounting purposes and, if necessary, will make any appropriate adjustments in future periods.

(Loss) Income Before Income Tax Expense. NTIC incurred a loss before income tax expense of $(572,182) for fiscal 2016 compared to income before income tax expense of $3,166,034 for fiscal 2015.

Income Tax Expense. Income tax expense was $626,120 for fiscal 2016 compared to $648,674 during fiscal 2015 for an effective rate of -109.4% and 14.4%, respectively. NTIC’s annual effective income tax rate during fiscal 2016 and 2015 was lower than the statutory rate primarily due to foreign withholding taxes and NTIC’s equity in income of joint ventures being recognized based on after-tax earnings of these entities. To the extent undistributed earnings of NTIC’s joint ventures are distributed to NTIC, any material additional income tax liability after the application of foreign tax credits is not expected. NTIC records a tax valuation allowance when it is more likely than not that some portion or all of its deferred tax assets will not be realized to reduce deferred tax assets to the amount expected to be realized. NTIC determined based on all available evidence, including historical data and projections of future results, that it is more likely than not that all of its deferred tax assets, except for its foreign tax credit carryforwards and Minnesota state research and development credit carryforwards, will be fully realized. In addition, NTIC determined based upon all available evidence, including new IRS guidance, historical results, projected future taxable income and foreign tax credit utilization, that it was not more likely than not that the federal research and development credits would be utilized during the carryforward period and as a result, a valuation allowance was recorded against all of NTIC’s federal research and development credits. In addition, NTIC continues to believe that its deferred tax asset related to foreign tax credit carryforwards will not be realized due to insufficient federal taxable income within the carryforward period and the fact that for ordering purposes the foreign tax credit carryforwards are not allowed to be used until after any current year foreign tax credits are utilized.

NTIC considers the earnings of certain foreign joint ventures to be indefinitely invested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet NTIC’s future domestic cash needs. As a result, U.S. income and foreign withholding taxes have not been recognized on the cumulative undistributed earnings of $17,779,912 and $18,483,377 at August 31, 2016 and August 31, 2015, respectively. To the extent undistributed earnings of NTIC’s joint ventures are distributed in the future, they are not expected to result in any material additional income tax liability after the application of foreign tax credits.

Other Comprehensive Income - Foreign Currency Translations Adjustment. The significant changes in the foreign currency translations adjustment was due to the strengthening of the U.S. dollar compared to the Euro and other foreign currencies during fiscal 2016 compared to fiscal 2015.

Liquidity and Capital Resources

Sources of Cash and Working Capital. As of August 31, 2016, NTIC’s working capital was $16,948,065, including $3,395,274 in cash and cash equivalents and $2,243,864 in available for sale securities, compared to working capital of $15,603,771, including $2,623,981 in cash and cash equivalents as of August 31, 2015 and $2,027,441 in available for sale securities.

As of August 31, 2016, NTIC had a revolving line of credit with PNC Bank of $3,000,000, with no amounts outstanding. The line of credit is evidenced by an amended and restated committed line of credit note in the principal amount of up to $3,000,000. The line of credit has a $1,200,000 standby letter of credit sub-facility, with any standby letters of credit issued thereunder being at the sole discretion of PNC Bank. Any line of credits issued by PNC Bank would decrease the availability under the revolving line of credit.

The line of credit is subject to standard covenants, including affirmative financial covenants, such as the maintenance of a minimum fixed charge coverage ratio, and negative covenants, which, among other things, limit the incurrence of additional indebtedness, loans and equity investments, disposition of assets, mergers and consolidations and other matters customarily restricted in such agreements. Under the loan agreement, NTIC is subject to a minimum fixed charge coverage ratio of 1.10:1.00. As of August 31, 2016, NTIC was in compliance with all debt covenants.

On January 6, 2016, PNC Bank extended the maturity date of the line of credit from January 7, 2016 to January 7, 2017 under substantially similar terms. It is anticipated that, as historically has been the practice, the line of credit will be renewed each year for one additional year for the immediate foreseeable future.

NTIC believes that a combination of its existing cash and cash equivalents, forecasted cash flows from future operations, anticipated distributions of earnings, anticipated fees to NTIC for services provided to its joint ventures, and funds available through existing or anticipated financing arrangements, will be adequate to fund its existing operations, investments in new or existing joint ventures or subsidiaries, capital expenditures, debt repayments and any stock repurchases for at least the next 12 months. During fiscal 2017, NTIC expects to continue to invest in NTIC China, research and development and in marketing efforts and resources into the application of its corrosion prevention technology into the oil and gas industry and its Natur-Tec® bio-plastics business, the amount of these various investments is not known at this time. In order to take advantage of such new product and market opportunities to expand its business and increase its revenues, NTIC may decide to finance such opportunities by borrowing under its revolving line of credit or raising additional financing through the issuance of debt or equity securities. There is no assurance that any financing transaction will be available on terms acceptable to NTIC or at all, or that any financing transaction will not be dilutive to NTIC’s current stockholders.

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

Uses of Cash and Cash Flow. Net cash provided by operating activities during fiscal 2016 was $2,055,606, which resulted principally from the impairment of investment at carrying value, dividends received from joint ventures, depreciation and amortization and an increase in accounts payable, partially offset by NTIC’s net loss, equity in income from joint ventures and increases in receivables, inventories and accrued liabilities. Net cash used in operating activities during fiscal 2015 was $755,544, which resulted principally from NTIC’s equity in income from joint ventures and increases in receivables, inventories and prepaid expenses and a decrease in accrued liabilities and income taxes payable, partially offset by NTIC’s net income, dividends received from joint ventures, expensing of fair value of stock options vested, depreciation and amortization.

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

NTIC experienced an increase in receivables and an increase in inventory as of August 31, 2016 compared to August 31, 2015 due to the increase in sales and a desire to stock more products to shorten lead times and anticipate customer demand. Trade receivables excluding joint ventures as of August 31, 2016 increased $723,798 compared to August 31, 2015, primarily related to miscellaneous differences in the timing of collections and the increase in sales.

Outstanding receivables for services provided to joint ventures as of August 31, 2016 decreased $42,575 compared to August 31, 2015, which resulted in a decrease of 36 days of fees receivable outstanding as of August 31, 2016 to an average of 57 days compared to August 31, 2015.

Net cash used in investing activities during fiscal 2016 was $995,240, which was primarily due to additions to property and equipment, purchase of available for sale securities and additions to patents. Net cash provided by investing activities for fiscal 2015 was $1,901,224, which was primarily the result of cash provided by the sale of available for sale securities, partially offset by additions to property and equipment and additions to patents.

Net cash used in financing activities for fiscal 2016 was $270,247, which resulted from a dividend paid to a non-controlling interest and repurchases of common stock, partially offset by proceeds from NTIC’s employee stock purchase plan. Net cash used in financing activities for fiscal 2015 was $874,652, which resulted from a dividend paid to a non-controlling interest, partially offset by proceeds from stock option exercises and NTIC’s employee stock purchase plan.

Share Repurchase Plan. On January 15, 2015, NTIC’s Board of Directors authorized the repurchase of up to $3,000,000 in shares of NTIC common stock through open market purchases or unsolicited or solicited privately negotiated transactions. This program has no expiration date but may be terminated by NTIC’s Board of Directors at any time. As of August 31, 2016, up to $2,836,656 in shares of NTIC common stock remained available for repurchase under NTIC’s stock repurchase program.

Capital Expenditures and Commitments. NTIC spent $643,407 on capital expenditures during fiscal 2016 which related primarily to the purchase of new equipment and the expansion of its lab capabilities. NTIC expects to spend an aggregate of approximately $200,000 to $400,000 on capital expenditures during fiscal 2017, which it expects will relate primarily to the purchase of new equipment.

Contractual Obligations

Set forth below is information concerning NTIC’s known contractual obligations as of August 31, 2016 that are fixed and determinable by year starting with the twelve months ending August 31, 2017.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Rent obligations	597,944	191,631	236,691	81,159	88,463
Total	$597,944	$191,631	$236,691	$81,159	$88,463

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

At the option of NTIC, outstanding advances under NTIC’s $3,000,000 revolving line of credit with PNC Bank bear interest at either (a) an annual rate based on LIBOR plus 2.15% for the applicable LIBOR interest period selected by NTIC or (b) at the rate publicly announced by PNC Bank from time to time as its prime rate, and thus may subject NTIC to some market risk on interest rates. As of August 31, 2016, NTIC had no borrowings under the line of credit.

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

Principles of Consolidation

NTIC evaluates its voting and variable interests in entities on a qualitative and quantitative basis. NTIC consolidates entities in which it concludes it has the power to direct the activities that most significantly impact an entity’s economic success and has the obligation to absorb losses or the right to receive benefits that could be significant to the entity. All such relationships are evaluated on an ongoing basis. The consolidated financial statements include the accounts of Northern Technologies International Corporation, its wholly-owned subsidiaries, Northern Technologies Holding Company, LLC, NTIC (Shanghai) Co., Ltd. and ZERUST-EXCOR MEXICO, S. de R.L. de C.V, and NTIC’s majority-owned subsidiary in Brazil, Zerust Prevenção de Corrosão S.A., NTIC’s majority-owned holding company, NTI Asean LLC, and NTIC’s majority-owned subsidiary in India, Natur-Tec India Private Limited. NTIC’s consolidated financial statements do not include the accounts of any of its joint ventures.

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

Investment at Carrying Value

NTIC is no longer able to exercise significant influence over operating and financial policy of a joint venture previously accounted for under the equity method, it maintains the investment at the carrying value as of the date that significant influence no longer exists and discontinues accruing the proportionate earnings or losses of the investment.

Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. Fair value is calculated based on publicly available market information or other estimates determined by management. NTIC employs a systematic methodology on a quarterly basis that considers available quantitative and qualitative evidence in evaluating potential impairment of its investments. If the cost of an investment exceeds its fair value, NTIC evaluates, among other factors, general market conditions, credit quality of debt instrument issuers, the duration and extent to which the fair value is less than cost, and for equity securities, its intent and ability to hold, or plans to sell, the investment. NTIC also considers specific adverse conditions related to the financial health of and business outlook for the investee, including industry and sector performance, changes in technology, and operational and financing cash flow factors. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded to other income (expense) and a new cost basis in the investment is established.

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

Payment terms for NTIC’s unaffiliated customers are determined based on credit risk and vary by customer. NTIC typically offers standard payments terms to unaffiliated customers of net 30 days. Payment terms for NTIC’s joint ventures also are determined based on credit risk; however, additional consideration also is given to the individual joint venture due to the transportation time associated with ocean delivery of most products and certain other factors. NTIC typically offers payment terms to joint ventures of net 90 days. NTIC does not accrue interest on past due accounts receivable. NTIC reviews the credit histories of its customers, including its joint ventures, before extending unsecured credit. NTIC values accounts and notes receivable, net of an allowance for doubtful accounts. Each quarter, NTIC prepares an analysis of its ability to collect outstanding receivables that provides a basis for an allowance estimate for doubtful accounts. In doing so, NTIC evaluates the age of its receivables, past collection history, current financial conditions of key customers and its joint ventures, and economic conditions. Based on this evaluation, NTIC establishes a reserve for specific accounts and notes receivable that it believes are uncollectible, as well as an estimate of uncollectible receivables not specifically known. Deterioration in the financial condition of any key customer or joint venture or a significant slowdown in the economy could have a material negative impact on NTIC’s ability to collect a portion or all of the accounts and notes receivable. NTIC believes that an analysis of historical trends and its current knowledge of potential collection problems provide NTIC with sufficient information to establish a reasonable estimate for an allowance for doubtful accounts. However, since NTIC cannot predict with certainty future changes in the financial stability of its customers or joint ventures, NTIC’s actual future losses from uncollectible accounts may differ from its estimates. In the event NTIC determined that a smaller or larger uncollectible accounts reserve is appropriate, NTIC would record a credit or charge to selling expense in the period that it made such a determination. During fiscal 2016, NTIC created a reserve against the accounts receivable balance owed from Tianjin Zerust of $114,636 as, for accounting purposes, NTIC determined it to be uncollectible. Accounts receivable have been reduced by an allowance for uncollectible accounts of $40,000 as of August 31, 2016 and August 31, 2015.

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

NTIC (excluding NTIC China, Zerust Brazil, Natur-Tec India, NTI Asean, Zerust Mexico and its joint ventures) conducts all foreign transactions based on the U.S. dollar. Since NTIC’s investments in its joint ventures are accounted for using the equity method, any changes in foreign currency exchange rates would be reflected as a foreign currency translation adjustment and would not change the equity in income from joint ventures reflected in NTIC’s consolidated statements of operations.

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

Inventory Valuation

NTIC’s inventories consist primarily of production materials and finished goods. NTIC purchases production materials and finished goods based on forecasted demand and records inventory at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. Management regularly assesses inventory valuation based on current and forecasted usage, demand and pricing, shelf life, customer inventory-related contractual obligations and other considerations. If actual results differ from management estimates with respect to the actual or projected selling of inventories at amounts less than their carrying amounts, NTIC would adjust its inventory balances accordingly. During fiscal 2016, NTIC China wrote off $198,887 of inventory that was prepared in anticipation for transitioning business from Tianjin Zerust to NTIC China during the initial formation of the entity, since not all of the business was converted and most of the inventory is customer specific. With respect to this inventory, it was determined that any remaining inventory as of August 31, 2016 that was made specific for untransitioned customers should be written down to $0.

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

At the option of NTIC, outstanding advances under NTIC’s $3,000,000 revolving line of credit with PNC Bank bear interest at either (a) an annual rate based on LIBOR plus 2.15% for the applicable LIBOR interest period selected by NTIC or (b) at the rate publicly announced by PNC Bank from time to time as its prime rate, and thus may subject NTIC to some market risk on interest rates. As of August 31, 2016, NTIC had no borrowings under the line of credit.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following items are included herein:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders, Audit Committee and Board of Directors

Northern Technologies International Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Northern Technologies International Corporation and Subsidiaries as of August 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive (loss) income, equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. Our audit of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northern Technologies International Corporation and Subsidiaries as of August 31, 2016 and 2015 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Baker Tilly Virchow Krause, LLP

Minneapolis, Minnesota

November 22, 2016

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - AUGUST 31, 2016 AND 2015

	August 31, 2016	August 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,395,274	$2,623,981
Available for sale securities	2,243,864	2,027,441
Receivables:
Trade excluding joint ventures, less allowance for doubtful accounts of $40,000 at both August 31, 2016 and 2015	4,755,320	4,027,167
Trade joint ventures	791,903	645,377
Fees for services provided to joint ventures	1,406,587	1,449,162
Income taxes	215,905	198,462
Inventories	7,711,287	7,468,441
Prepaid expenses	422,031	411,473
Deferred income taxes	—	424,108
Total current assets	20,942,171	19,275,612

PROPERTY AND EQUIPMENT, NET	7,275,872	7,293,163

OTHER ASSETS:
Investments in joint ventures	19,840,774	20,544,238
Investments at carrying value (Note 7)	—	1,883,668
Deferred income taxes	1,639,762	1,176,012
Patents and trademarks, net	1,278,597	1,262,219
Other	92,874	130,736
Total other assets	22,852,007	24,996,873
Total assets	$51,070,050	$51,565,648

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,753,903	$2,101,175
Accrued liabilities:
Payroll and related benefits	938,363	1,056,257
Other	301,836	514,409
Total current liabilities	3,994,102	3,671,841

COMMITMENTS AND CONTINGENCIES (Note 16)

EQUITY:
Preferred stock, no par value; authorized 10,000 shares; none issued and outstanding	—	—
Common stock, $0.02 par value per share; authorized 10,000,000 shares; issued and outstanding 4,533,416 and 4,539,045, respectively	90,668	90,781
Additional paid-in capital	13,798,567	13,441,264
Retained earnings	33,655,357	34,522,871
Accumulated other comprehensive loss	(3,009,617)	(3,180,811)
Stockholders’ equity	44,534,975	44,874,105
Non-controlling interests	2,540,973	3,019,702
Total equity	47,075,948	47,893,807
Total liabilities and equity	$51,070,050	$51,565,648

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED AUGUST 31, 2016 AND 2015

	2016	2015
NET SALES:
Net sales, excluding joint ventures	$30,211,660	$27,491,392
Net sales, to joint ventures	2,721,905	2,831,301
Total net sales	32,933,565	30,322,693

Cost of goods sold	22,320,156	20,555,932
Gross profit	10,613,409	9,766,761

JOINT VENTURE OPERATIONS:
Equity in income from joint ventures	4,743,831	5,936,565
Fees for services provided to joint ventures	5,137,710	5,715,491
Total joint venture operations	9,881,541	11,652,056

OPERATING EXPENSES:
Selling expenses	6,255,353	5,820,748
General and administrative expenses	7,230,557	6,531,576
Expenses incurred in support of joint ventures	1,001,812	1,867,570
Research and development expenses	4,724,596	4,047,279
Total operating expenses	19,212,318	18,267,173

OPERATING INCOME	1,282,632	3,151,644

INTEREST INCOME	42,115	34,835
INTEREST EXPENSE	(13,261)	(20,960)
IMPAIRMENT ON INVESTMENT AT CARRYING VALUE (Note 7)	(1,883,668)	—
OTHER INCOME	—	515

(LOSS) INCOME BEFORE INCOME TAX EXPENSE	(572,182)	3,166,034

INCOME TAX EXPENSE	626,120	648,674

NET (LOSS) INCOME	(1,198,302)	2,517,360

NET (LOSS) INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	(330,788)	727,789

NET (LOSS) INCOME ATTRIBUTABLE TO NTIC	$(867,514)	$1,789,571

NET (LOSS) INCOME ATTRIBUTABLE TO NTIC PER COMMON SHARE:
Basic	$(0.19)	$0.40
Diluted	$(0.19)	$0.38

WEIGHTED AVERAGE COMMON SHARES ASSUMED OUTSTANDING:
Basic	4,537,504	4,521,788
Diluted	4,537,504	4,649,060

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

YEARS ENDED AUGUST 31, 2016 AND 2015

	2016	2015
NET (LOSS) INCOME	$(1,198,302)	$2,517,360
OTHER COMPREHENSIVE (LOSS) INCOME – FOREIGN CURRENCY TRANSLATION ADJUSTMENT	223,253	(3,835,705)

COMPREHENSIVE LOSS	(975,049)	(1,318,345)

COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	(278,729)	326,820

COMPREHENSIVE LOSS ATTRIBUTABLE TO NTIC	$(696,320)	$(1,645,165)

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY – YEARS ENDED AUGUST 31, 2016 AND 2015

	STOCKHOLDERS’ EQUITY
					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	Controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Equity

BALANCE AT AUGUST 31, 2014	4,504,552	$90,092	$12,676,546	$32,733,300	$253,925	$3,837,257	$49,591,120
Repurchase of common stock	(1,587)	(32)	(24,314)	-	-	-	(24,346)
Exercise of stock options	32,874	657	235,432	-	-	-	236,089
Stock issued for employee stock purchase plan	3,206	64	57,917	-	-	-	57,981
Stock option expense	-	-	495,683	-	-	-	495,683
Dividend received by non-controlling interest	-	-	-	-	-	(1,160,000)	(1,160,000)
Investment by non-controlling interest	-	-	-	-	-	15,625	15,625
Comprehensive income (loss)	-	-	-	1,789,571	(3,434,736)	326,820	(1,318,345)

BALANCE AT AUGUST 31, 2015	4,539,045	90,781	13,441,264	34,522,871	(3,180,811)	3,019,702	47,893,807

Repurchase of common stock	(11,211)	(225)	(138,656)	-	-	-	(138,881)
Stock issued for employee stock purchase plan	5,582	112	68,522	-	-	-	68,634
Stock option expense	-	-	427,437	-	-	-	427,437
Dividend received by non-controlling interest	-	-	-	-	-	(200,000)	(200,000)
Comprehensive income (loss)	-	-	-	(867,514)	171,194	(278,729)	(975,049)

BALANCE AT AUGUST 31, 2016	4,533,416	$90,668	$13,798,567	$33,655,357	$(3,009,617)	$2,540,973	$47,075,948

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED AUGUST 31, 2016 AND 2015

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,198,302)	$2,517,360
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Stock-based compensation	427,437	495,683
Depreciation expense	660,008	530,449
Amortization expense	119,032	87,663
Loss on disposal of assets	—	20,689
Equity in income from joint ventures	(4,743,831)	(5,936,565)
Dividends received from joint ventures	5,503,314	2,983,338
Impairment on investment at carrying value	1,883,668	—
Deferred income taxes	(47,000)	131,777
Gain on sale of equipment	—	31,708
Changes in current assets and liabilities:
Receivables:
Trade, excluding joint ventures	(723,798)	(699,088)
Trade, joint ventures	(146,526)	305,909
Fees for services provided to joint ventures	42,575	1,163,737
Income taxes	(40,859)	(258,329)
Inventories	(257,826)	(1,679,654)
Prepaid expenses and other	17,023	25,028
Accounts payable	641,631	127,907
Income tax payable	42,984	31,667
Accrued liabilities	(123,924)	(634,823)
Net cash provided by (used in) operating activities	2,055,606	(755,544)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(643,407)	(1,438,919)
Purchase of available for sale securities	(216,423)	—
Proceeds from sale of available for sale securities	—	3,492,325
Additions to patents	(135,410)	(152,182)
Net cash (used in) provided by investing activities	(995,240)	1,901,224

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividend received by non-controlling interest	(200,000)	(1,160,000)
Investment by non-controlling interest	—	15,625
Repurchase of common stock	(138,881)	(24,346)
Proceeds from employee stock purchase plan	68,634	57,981
Proceeds from exercise of stock options	—	236,089
Net cash used in financing activities	(270,247)	(874,651)

EFFECT OF EXCHANGE RATE CHANGES ON CASH:	(18,826)	(124,065)

NET INCREASE IN CASH AND CASH EQUIVALENTS	771,293	146,964
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	2,623,981	2,477,017

CASH AND CASH EQUIVALENTS AT END OF YEAR	$3,395,274	$2,623,981

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED AUGUST 31, 2016 AND 2015

1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business – Northern Technologies International Corporation and Subsidiaries (the Company) develop and market proprietary environmentally beneficial products and services in over 60 countries either directly or via a network of joint ventures, independent distributors and agents. The Company’s primary business is corrosion prevention marketed mainly under the ZERUST® brand. The Company has been selling its proprietary ZERUST® rust and corrosion inhibiting products and services to the automotive, electronics, electrical, mechanical, military and retail consumer markets for over 40 years, and more recently, has targeted and expanded into the oil and gas industry. The Company also sells a portfolio of biobased and certified compostable (fully biodegradable) polymer resin compounds and finished products under the Natur-Tec® brand. These products are intended to reduce the Company’s customers’ carbon footprint and provide environmentally sound disposal options. The Company’s two operating segments are ZERUST and Nature-Tec.

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

Principles of Consolidation - NTIC evaluates its voting and variable interests in entities on a qualitative and quantitative basis. NTIC consolidates entities in which it concludes it has the power to direct the activities that most significantly impact an entity’s economic success and has the obligation to absorb losses or the right to receive benefits that could be significant to the entity. The consolidated financial statements include the accounts of Northern Technologies International Corporation, its wholly-owned subsidiaries, Northern Technologies Holding Company, LLC, NTIC (Shanghai) Co., Ltd. (NTIC China), Natur-Tec India Private Limited (Natur-Tec India), and ZERUST-EXCOR MEXICO, S. de R.L. de C.V (Zerust Mexico), NTIC’s majority-owned subsidiary in Brazil, Zerust Prevenção de Corrosão S.A. (Zerust Brazil) and NTIC’s majority-owned holding company, NTI Asean LLC (NTI Asean). NTIC’s consolidated financial statements do not include the accounts of any of its joint ventures.

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

Trade Receivable – Payment terms for the Company’s unaffiliated customers are determined based on credit risk and vary by customer. The Company typically offers standard payment terms to unaffiliated customers of net 30 days. The Company does not accrue interest on past due accounts receivable. The Company reviews the credit histories of its customers before extending unsecured credit. The Company presents accounts and notes receivable, net of an allowance for doubtful accounts. Each quarter, the Company prepares an analysis of its ability to collect outstanding receivables that provides a basis for an allowance estimate for doubtful accounts. In doing so, the Company evaluates the age of its receivables, past collection history, current financial conditions of key customers and its joint ventures, and economic conditions. Based on this evaluation, the Company establishes a reserve for specific accounts and notes receivable that it believes are uncollectible, as well as an estimate of uncollectible receivables not specifically known. The Company believes that an analysis of historical trends and its current knowledge of potential collection problems provide the Company with sufficient information to establish a reasonable estimate for an allowance for doubtful accounts. In the event the Company determines that a smaller or larger uncollectible accounts reserve is appropriate, the Company records a credit or charge to selling expense in the period that it made such determination. Accounts receivable have been reduced by an allowance for uncollectible accounts of $40,000 at August 31, 2016 and 2015. Accounts are considered past due based on terms agreed upon between the Company and the customer. Accounts receivable are written-off only after all collection attempts have failed and are based on individual credit evaluation and specific circumstances of the customer.

Trade Receivables from Joint Ventures – Trade receivables from joint ventures arise from sales of products the Company makes to its joint ventures. Payment terms for the Company’s joint ventures also are determined based on credit risk; however, additional consideration also is given to the individual joint venture due to the transportation time associated with ocean delivery of most products and certain other factors. Generally, accounts receivable from the Company’s joint ventures unpaid after 90 days are considered past due. The Company does not accrue interest on past due balances. The Company periodically reviews amounts due from its joint ventures for collectability, and based on past experience and continuous review of the balances due, determined an allowance for doubtful accounts related to its joint venture receivables is not necessary at August 31, 2016 or 2015.

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

Patents – Patents, including acquisition costs, are stated at cost, less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives of the respective assets. Upon retirement, the cost of assets disposed and the related accumulated amortization are removed from the accounts and any resulting gain or loss is credited or charged to operations.

Investments in Joint Ventures - Investments in the Company’s joint ventures are accounted for using the equity method. Under the equity method, investments are initially recorded at cost and are adjusted for dividends, distributed and undistributed earnings and losses, changes in foreign currency exchange rates and additional investments. In the event the Company’s share of joint venture’s cumulative losses exceeds the Company’s investment balance, the balance is reported at zero value until proportionate income exceeds the losses. The Company assesses its joint ventures for impairment on an annual basis as of August 31 of each year as part of its fiscal year end analysis. In addition to the annual review for impairment, the Company reviews the operating results of each joint venture on a quarterly basis in comparison to its historical operating results and its accrual of fees for services provided to joint ventures. If the operating results of a joint venture do not meet financial performance expectations, an additional evaluation is performed on the joint venture. The Company’s evaluation of its investments in joint ventures requires the Company to make assumptions about future cash flows of its joint ventures. These assumptions require significant judgment and actual results may differ from assumed or estimated amounts. All investments in joint ventures have positive equity as of August 31, 2016 and 2015.

Investment at Carrying Value – If the Company is no longer able to exercise significant influence over operating and financial policy of a joint venture previously accounted for under the equity method, it maintains the investment at the carrying value as of the date that significant influence no longer exists and discontinues accruing the proportionate earnings or losses of the investment.

Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. Fair value is calculated based on publicly available market information or other estimates determined by management. The Company employs a systematic methodology on a quarterly basis that considers available quantitative and qualitative evidence in evaluating potential impairment of our investments. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, credit quality of debt instrument issuers, the duration and extent to which the fair value is less than cost, and for equity securities, the Company’s intent and ability to hold, or plans to sell, the investment. The Company also considers specific adverse conditions related to the financial health of and business outlook for the investee, including industry and sector performance, changes in technology, and operational and financing cash flow factors. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded to other income (expense) and a new cost basis in the investment is established.

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

Foreign Currency Translation (Accumulated Other Comprehensive Income (Loss)) - The functional currency of NTIC China, Zerust Brazil, Natur-Tec India, Zerust Mexico and each unconsolidated international joint venture is the applicable local currency. The translation of the applicable foreign currencies into U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average monthly exchange rate. Translation gains or losses are reported as an element of other comprehensive income (loss).

The Company (excluding NTIC China, Zerust Brazil, Natur-Tec India, NTI Asean, Zerust Mexico and its joint ventures) conducts all foreign transactions based on the U.S. dollar. Since investments in joint ventures are accounted for using the equity method, any changes in foreign currency exchange rates are reflected as a foreign currency translation adjustment and does not change the equity in income from joint ventures reflected in the Company’s consolidated statements of operations.

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

Common Stock – The Company issues authorized but unissued shares of common stock upon the exercise of stock options, as opposed to treasury shares.

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

In November 2015, FASB issued ASU 2015-17, Income Taxes (Topic 740) Balance Sheet Classification of Deferred Taxes which requires that deferred tax assets and liabilities be classified as noncurrent in a classified balance sheet. The amendment takes effect for public entities for fiscal years beginning after December 15, 2017, with early adoption available. The Company adopted ASU 2015-17 as of August 31, 2016, however, there was no material impact on its consolidated financial statements. Prior periods were not retrospectively adjusted.

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

3. INVENTORIES

Inventories consisted of the following:

	August 31, 2016	August 31, 2015
Production materials	$1,452,396	$1,445,014
Finished goods	6,258,891	6,023,427
	$7,711,287	$7,468,441

4. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	August 31, 2016	August 31, 2015
Land	$310,365	$310,365
Buildings and improvements	6,528,252	6,180,089
Machinery and equipment	3,590,063	4,090,619
	10,428,680	10,581,073
Less accumulated depreciation	(3,152,808)	(3,287,910)
	$7,275,872	$7,293,163

5. PATENTS AND TRADEMARKS, NET

Patents and trademarks, net consisted of the following:

	August 31, 2016	August 31, 2015
Patents and trademarks	$2,575,435	$2,440,022
Less accumulated amortization	(1,296,838)	(1,177,803)
	$1,278,597	$1,262,219

Patent and trademark costs are amortized over seven years. Costs incurred related to patents and trademarks are capitalized until filed and approved, at which time the amounts capitalized to date are amortized and any further costs, including maintenance costs, are expensed as incurred. Amortization expense was $119,032 and $87,663 for the years ended August 31, 2016 and 2015, respectively. Amortization expense is estimated to approximate $120,000 in each of the next five fiscal years.

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

Financial information of the Company’s joint venture in Germany, Excor Korrosionsschutz – Technologien und Produkte GmbH (EXCOR), and all of the Company’s other joint ventures, are summarized as follows:

	As of August 31, 2016
	Total	EXCOR	All Other
Current assets	$48,922,924	$22,928,810	$25,994,114
Total assets	52,407,026	24,733,340	27,673,686
Current liabilities	12,433,700	3,485,231	8,948,469
Noncurrent liabilities	100,783	—	100,783
Joint ventures’ equity	39,872,543	21,248,109	18,624,434
Northern Technologies International Corporation’s share of joint ventures’ equity	19,840,774	10,624,056	9,216,728
Northern Technologies International Corporation's share of joint ventures’ undistributed earnings	17,779,912	$10,593,151	$7,186,761
Northern Technologies International Corporation's dividends received from joint ventures	$5,503,314	$4,364,700	$1,165,614

	Fiscal Year Ended August 31, 2016
	Total	EXCOR	All Other
Net sales	$90,646,833	$35,138,214	$55,508,619
Gross profit	40,440,726	18,635,421	21,805,305
Net income	9,534,771	7,049,462	2,485,309
Northern Technologies International Corporation’s share of equity in income from joint ventures	$4,743,831	$3,534,113	$1,209,718

	As of August 31, 2015
	Total	EXCOR	All Other
Current assets	$49,295,116	$22,620,323	$26,674,793
Total assets	52,853,938	24,606,880	28,247,058
Current liabilities	12,288,383	3,360,142	8,928,241
Noncurrent liabilities	1,215,139	—	1,215,139
Joint ventures’ equity	39,350,417	21,246,738	18,103,679
Northern Technologies International Corporation’s share of joint ventures’ equity	20,544,238	11,571,361	8,972,877
Northern Technologies International Corporation's share of joint ventures’ undistributed earnings	18,483,377	11,540,456	6,942,921
Northern Technologies International Corporation's dividends received from joint ventures	$2,983,338	$2,440,200	$543,138

	Fiscal Year Ended August 31, 2015
	Total	EXCOR	All Other
Net sales	$99,026,251	$36,872,664	$62,153,587
Gross profit	48,397,318	19,993,763	28,403,555
Net income	11,849,107	8,201,659	3,647,448
Northern Technologies International Corporation’s share of equity in income from joint ventures	$5,936,565	$4,091,608	$1,844,957

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

The Company records expenses that are directly attributable to its joint ventures on its consolidated statements of operations in the line item “Expenses incurred in support of joint ventures.” The expenses include items such as employee compensation and benefit expenses, travel expense and consulting expense. See note 16 regarding ongoing litigation involving Tianjin Zerust.

The Company did not make any joint venture investments during fiscal 2016 or fiscal 2015.

On November 30, 2013, the Company agreed to sell its indirect ownership interest in Mütec GmbH (Mütec), the Company’s former joint venture in Germany which manufactures proprietary electronic sensing instruments. In connection with the transaction, the owner of Mütec borrowed $168,000 from the Company to be repaid over four years with no interest. As of August 31, 2016 and 2015, $92,874 and $125,891 was due to the Company related to this transaction, respectively.

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

Since it began the process of liquidating the joint venture entity on December 31, 2014, the Company has not received any proceeds from the assets of Tianjin Zerust. In addition, the Company has not received financial information or cooperation from its joint venture partner in determining the investment value for the year ended August 31, 2016. During the fourth quarter of fiscal 2016, the Company obtained additional information regarding the financial position of the investment through the legal proceedings that have been ongoing (See Note 16). These circumstances have resulted in the Company concluding an indication of impairment exists and that the fair value of the investment is $0 based on accounting principles generally accepted in the United States of America.

The investment in Tianjin Zerust is as follows:

Investment
Equity method investment – August 31, 2015	$2,243,524
Equity in earnings – fiscal year 2016	132,824
Reclassification of translation gains on foreign currency translation	(492,680)
Recording the impairment of the cost basis investment	(1,883,668)
Investment at carrying value – August 31, 2016	$-

See Note 16 regarding ongoing litigation involving Tianjin Zerust.

8. CORPORATE DEBT

The Company has a revolving line of credit with PNC Bank of $3,000,000. No amounts were outstanding under the line of credit as of both August 31, 2016 and 2015. At the option of the Company, outstanding advances under the line of credit bear interest at either (a) an annual rate based on LIBOR plus 2.15% for the applicable LIBOR interest period selected by the Company or (b) at the rate publicly announced by PNC Bank from time to time as its prime rate. The line of credit matures on January 7, 2017.

The line of credit is subject to standard covenants, including affirmative financial covenants, such as the maintenance of a minimum fixed charge coverage ratio, and negative covenants, which, among other things, limit the incurrence of additional indebtedness, loans and equity investments, disposition of assets, mergers and consolidations and other matters customarily restricted in such agreements. Under the loan agreement, the Company is subject to a minimum fixed charge coverage ratio of 1.10:1.00. As of August 31, 2016, the Company was in compliance with all debt covenants.

The revolving credit facility allows the Company to request that PNC Bank issue letters of credit up to $1,200,000. The Company did not have any letters of credit reserved against the available letters of credit balance as of August 31, 2016 and 2015 with PNC Bank. The availability of advances under the line of credit will be reduced by the face amount of any letter of credit issued and outstanding (whether or not drawn) under the revolving credit facility.

As of August 31, 2016, the Company had $71,599 of letters of credit with JP Morgan Chase Bank that are performance based and set to expire between 2020 and 2022.

9. STOCKHOLDERS’ EQUITY

On January 15, 2015, the Company’s Board of Directors authorized the repurchase of up to $3,000,000 in shares of common stock through open market purchases or unsolicited or solicited privately negotiated transactions. This program has no expiration date but may be terminated by the Company’s Board of Directors at any time. As of August 31, 2016, up to $2,836,656 in shares of common stock remained available for repurchase under the stock repurchase program. During fiscal 2016, the Company repurchased and retired 11,211 shares of its common stock at an average price of $12.40 per share. No stock options to purchase shares of common stock were exercised during fiscal 2016.

The Company granted stock options under the Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan (the 2007 Plan) to purchase an aggregate of 53,447 shares of its common stock to various employees and directors during fiscal 2016. The weighted average per share exercise price of the stock options is $14.85, which was equal to the fair market value of the Company’s common stock on the date of grant.

No stock options to purchase shares of common stock were exercised during fiscal 2016.

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

Options to purchase shares of common stock of 45,067 were excluded from the computation of common share equivalents for fiscal 2015, as the exercise prices of such options were greater than market price of a share of common stock.

The following is a reconciliation of the earnings per share computation:

Numerator:	August 31, 2016	August 31, 2015
Net (loss) income attributable to NTIC	$(867,514)	$1,789,571

Denominator:
Basic-weighted shares outstanding	4,537,504	4,521,788
Weighted shares assumed upon exercise of stock options	0	127,272
Diluted – weighted shares outstanding	4,537,504	4,649,060

Basic income (loss) earnings per share:	$(0.19)	$0.40
Diluted income (loss) earnings per share:	$(0.19)	$0.38

The dilutive impact summarized above relates to the periods when the average market price of Company stock exceeded the exercise price of the potentially dilutive option securities granted. Earnings per common share were based on the weighted average number of common shares outstanding during the periods when computing the basic earnings per share. When dilutive, stock options are included as equivalents using the treasury stock market method when computing the diluted earnings per share. 170,887 of shares of common stock were excluded because the effect was anti-dilutive due to the Company’s net loss for fiscal 2016.

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

The 2007 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, stock unit awards, performance awards and stock bonuses to eligible recipients to enable the Company and its subsidiaries to attract and retain qualified individuals through opportunities for equity participation in the Company, and to reward those individuals who contribute to the achievement of the Company’s economic objectives. Subject to adjustment as provided in the 2007 Plan, up to a maximum of 800,000 shares of the Company’s common stock are issuable under the 2007 Plan. Options granted under the 2007 Plan generally have a term of ten years and become exercisable over a three- or four-year period beginning on the one-year anniversary of the date of grant. Options are granted at per share exercise prices equal to the market value of the Company’s common stock on the date of grant. The Company issues new shares upon the exercise of options. As of August 31, 2016, only stock options and stock bonuses had been granted under the 2007 Plan.

The maximum number of shares of common stock of the Company available for issuance under the ESPP is 100,000 shares, subject to adjustment as provided in the ESPP. The ESPP provides for six-month offering periods beginning on September 1 and March 1 of each year. The purchase price of the shares is 90% of the lower of the fair market value of common stock at the beginning or end of the offering period. This discount may not exceed the maximum discount rate permitted for plans of this type under Section 423 of the Internal Revenue Code of 1986, as amended. The ESPP is compensatory for financial reporting purposes. The Company issued 2,438 and 3,206 shares of common stock on September 1, 2015 and 2014, respectively, under the ESPP. The Company issued 3,144 shares on March 1, 2016 under the ESPP.

The fair value of option grants is determined at date of grant, using the Black-Scholes option pricing model with the assumptions listed below.  The volatility factor used in the Black-Scholes option pricing model is based on historical stock price fluctuations and the risk-free interest rate is based on U.S. treasury rates appropriate for the expected term. Dividend yield and expected volatility are estimated using historical amounts that are anticipated to be consistent with current values. Expected life of the option is based on the life of the option agreements. Based on these valuations, the Company recognized compensation expense of $427,437 and $495,683 during fiscal 2016 and fiscal 2015, respectively, related to the options that vested during such time period. As of August 31, 2016, the total compensation cost for non-vested options not yet recognized in the Company’s consolidated statements of operations was $239,400. Stock-based compensation expense of $159,600 and $79,800 is expected to be recognized during fiscal 2017 and 2018, based on outstanding options as of August 31, 2016. Future option grants will impact the compensation expense recognized. Stock-based compensation expense is included in general and administrative expense on the consolidated statements of operations.

The Company currently estimates a ten percent forfeiture rate for stock options, and continually reviews this estimate in future periods.

The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions and results for the grants:

	August 31, 2016	August 31, 2015
Dividend yield	0.00%	0.00%
Expected volatility	46.0%	46.6%
Expected life of option (years)	10	10
Weighted average risk-free interest rate	1.63%	1.63%

Stock option activity during the periods indicated is as follows:

	Number of Shares (#)	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at August 31, 2014	239,000	$11.66
Options granted	45,067	20.10
Options exercised	(38,333)	9.00
Options terminated	(4,000)	10.20

Outstanding at August 31, 2015	241,734	13.72
Options granted	53,447	14.85
Options exercised	0	0.00
Options terminated	(12,000)	13.38

Outstanding at August 31, 2016	283,181	$13.95	$392,370

Exercisable at August 31, 2016	188,600	$13.45	$336,683

The weighted average per share fair value of options granted during fiscal 2016 and fiscal 2015 was $8.48 and $11.58, respectively. The weighted average remaining contractual life of the total options and exercisable options outstanding as of August 31, 2016 was 6.46 years and 5.60 years, respectively.

12. SEGMENT AND GEOGRAPHIC INFORMATION

Segment Information

The Company’s chief operating decision maker (CODM) is its Chief Executive Officer. The Company’s business is organized into two reportable segments: ZERUST® and Natur-Tec®. The Company has been selling its proprietary ZERUST® rust and corrosion inhibiting products and services to the automotive, electronics, electrical, mechanical, military and retail consumer markets for over 40 years, and more recently, has targeted and expanded into the oil and gas industry. The Company also sells a portfolio of bio-based and compostable (fully biodegradable) polymer resin compounds and finished products under the Natur-Tec® brand.

The following tables present the Company’s business segment information in fiscal 2016 and fiscal 2015:

	Fiscal 2016	Fiscal 2015
ZERUST® net sales	$27,577,566	$26,042,909
Natur-Tec® net sales	5,355,999	4,279,784
Total net sales	$32,933,565	$30,322,693

The following table sets forth the Company’s cost of goods sold for fiscal 2016 and fiscal 2015 by segment:

	Fiscal 2016	Fiscal 2015
Direct cost of goods sold
ZERUST®	$15,588,133	$14,399,456
Natur-Tec®	4,076,249	3,232,353
Indirect cost of goods sold	2,655,774	2,924,124
Total net cost of goods sold	$22,320,156	$20,555,932

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

All joint venture operations including equity in income, fees for services and related dividends are related to Zerust products and services.

Geographic Information

Net sales by geographic location were as follows:

	Fiscal Year Ended August 31,
	2016	2015
Inside the U.S.A. to unaffiliated customers	$20,304,480	$19,329,979
Outside the U.S.A. to:
Joint ventures in which the Company is a shareholder directly and indirectly	2,721,905	2,831,301
Unaffiliated customers	9,907,180	8,161,413
	$32,933,565	$30,322,693

Net sales by geographic location are based on the location of the customer.

Fees for services provided to joint ventures by geographic location as a percentage of total fees for services provided to joint ventures during fiscal 2016 and fiscal 2015, respectively, were as follows:

	Fiscal 2016	Fiscal 2015
Germany	$845,857	$873,400
Japan	646,015	599,108
Poland	599,391	600,255
Thailand	537,212	554,881
United Kingdom	386,761	396,514
Korea	352,393	192,539
France	329,805	412,608
India	300,506	277,548
Sweden	265,745	323,610
Finland	252,578	281,620
Czech	237,062	229,185
China	0	494,080
Other	384,385	480,143
	$5,137,710	$5,715,491

Sales to the Company’s joint ventures are included in the foregoing segment and geographic information; however, sales by the Company’s joint ventures to other parties are not included. The foregoing segment and geographic information represents only sales and cost of goods sold recognized directly by the Company.

See Note 6 for additional details on geographical information regarding equity in income from joint ventures.

The geographical distribution of key financial statement data is as follows:

	At August 31, 2016	At August 31, 2015
China	$253,931	$45,220
Brazil	66,938	46,918
India	13,645	16,402
United States	8,219,955	8,446,842
Total long-lived assets	$8,554,469	$8,555,382

	Fiscal Year Ended August 31, 2016	Fiscal Year Ended August 31, 2015
China	$4,114,288	$1,070,422
Brazil	2,172,297	2,623,938
India	1,104,947	967,241
Other	5,237,553	6,331,113
United States	20,304,480	19,329,979
Total net sales	$32,933,565	$30,322,693

Total long-lived assets located in China, Brazil and India primarily consist of property, plant and equipment. These assets are periodically reviewed to assure the net realizable value from the estimated future production based on forecasted sales exceeds the carrying value of the assets.

13. RETIREMENT PLAN

The Company has a 401(k) employee savings plan. Employees who meet certain age and service requirements may elect to contribute up to 15% of their salaries. The Company typically contributes the lesser of 50% of the participant’s contributions or 3.5% of the employee’s salary. The Company recognized expense for the savings plan of $215,785 and $214,008 for fiscal 2016 and fiscal 2015, respectively.

14. RELATED PARTY TRANSACTIONS

During fiscal 2016 and fiscal 2015, the Company made consulting payments of $100,000 per year to Bioplastic Polymers LLC, an entity owned by Ramani Narayan, Ph.D., a director of the Company, and paid royalties of $31,463 and $21,327, respectively, based on net sales of the Company’s bioplastics products.

15. INCOME TAXES

The provision for income taxes for the fiscal years ended August 31, 2016 and 2015 consists of the following:

	Fiscal Year Ended August 31,
	2016	2015
Current:
Federal	$—	$—
State	20,000	(37,000)
Foreign	647,000	542,000
	667,000	505,000
Deferred:
Federal	6,000	87,000
State	—	5,000
Foreign	(47,000)	52,000
	(41,000)	144,000
	$626,000	$649,000

Reconciliations of the expected federal income tax at the statutory rate with the provisions for income taxes for the fiscal years ended August 31, 2016 and 2015 are as follows:

	Fiscal Year Ended August 31,
	2016	2015
Tax computed at statutory rates	$(195,000)	$1,076,000
State income tax, net of federal benefit	20,000	(32,000)
Tax effect on equity in (income) loss of international joint ventures	(956,000)	(1,986,000)
Tax effect on dividends received from joint ventures and investment at carrying value	2,681,000	1,470,000
Tax effect of foreign operations	997,000	996,000
Foreign tax credit	(3,178,000)	(1,937,000)
Research and development credit	(408,000)	(314,000)
Valuation allowance	1,620,000	1,379,000
Stock based compensation	90,000	99,000
Non-controlling interest	(148,000)	(204,000)
Other	103,000	102,000
	$626,000	$649,000

The Company has not provided U.S. income taxes or foreign withholding taxes with respect to its portion of the cumulative undistributed earnings of foreign joint ventures that are essentially permanent in duration. The Company’s portion of the cumulative undistributed earnings of foreign joint ventures that are essentially permanent in duration were $17,779,912 and $18,483,377 at August 31, 2016 and 2015, respectively.  During fiscal 2016, the Company recorded deferred income tax expense of $32,000 representing foreign withholding taxes to be paid with respect to the portion of the cumulative undistributed earnings of foreign joint ventures that it determined were not essentially permanent in duration. If some or all of the undistributed earnings of the joint ventures are remitted to the Company in the future, income taxes, if any, after the application of foreign tax credits will be provided at that time. To the extent undistributed earnings of the Company’s joint ventures are distributed in the future, it is not expected to result in any material additional U.S. income tax liability after the application of foreign tax credits.

The tax effect of the temporary differences and tax carryforwards comprising the net deferred taxes shown on the consolidated balance sheets at August 31, 2016 and 2015 are as follows:

	August 31,
	2016	2015
Accrued compensation	$150,600	$237,700
Inventory costs	95,300	81,200
Accrued joint venture expenses	54,200	93,200
Other accrued expenses	87,000	53,800
Goodwill and other intangible assets	1,332,000	1,123,200
Stock-based compensation	210,600	308,900
Foreign tax credit carryforward	5,679,000	4,654,800
Other credit and loss carryforwards	3,214,300	2,262,000
Total deferred tax assets	10,823,000	8,814,800
Valuation allowance	(8,893,300)	(6,889,900)
Total deferred tax assets after valuation allowance	1,929,700	1,924,900
Property and equipment	(215,600)	(204,000)
Other	(74,300)	(120,800)
Total deferred tax liabilities	(289,900)	(324,800)
Net deferred tax assets	$1,639,800	$1,600,100

The Company has revised the presentation of net deferred tax assets to comply with the disclosure guidance in ASC 740 to reflect total deferred tax assets and total deferred tax liabilities, rather than current deferred taxes and non-current deferred taxes.

In November 2015, the FASB issued ASU 2015-17 which simplifies the presentation of deferred income taxes and requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. For public business entities, the amendments in ASU 2015-17 are effective for annual periods beginning after December 15, 2016. The Company has elected to early adopt ASU 2015-17 prospectively as of August 31, 2016. Prior periods were not retroactively adjusted.

At August 31, 2016, the Company had foreign tax credit carryforwards of approximately $5,679,000, of which approximately $350,600 will expire if not utilized by August 31, 2017. In addition, the Company had federal and state tax credit carryforwards of $2,643,300 at August 31, 2016 which begin to expire in fiscal 2019.  These federal and state tax credit carryforwards consist primarily of federal and Minnesota research and development credit carryforwards. The Company also has foreign net operating loss carryforwards of $571,000 at August 31, 2016 which begin to expire in fiscal 2020.

As of August 31, 2016, the Company recorded a valuation allowance of $5,679,000 with respect to the foreign tax credit carryforwards.  In addition, the Company has recorded a valuation allowance of $2,643,300 with respect to federal and state tax credit carryforwards, and had recorded a valuation allowance of $571,000 with respect to the foreign net operating loss carryforwards.

As of August 31, 2015, the Company had recorded a valuation allowance of $4,654,800 with respect to the foreign tax credit carryforwards.  In addition, the Company had recorded a valuation allowance of $2,335,200 with respect to federal and state tax credit carryforwards.

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

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits:

	Fiscal Year Ended August 31,
	2016	2015
Gross unrecognized tax benefits – beginning balance	$203,000	$180,000
Gross increases - prior period tax positions	15,000	15,000
Gross increases – current period tax positions	20,000	8,000
Gross unrecognized tax benefits – ending balance	$238,000	$203,000

The entire amount of unrecognized tax benefits would affect the effective tax rate.  It is not expected that the amount of unrecognized tax benefits will change significantly in the next 12 months.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the Company’s income tax provision. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheet. There was no liability for the payment of interest and penalties at both August 31, 2016 and August 31, 2015.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. With few exceptions, as of August 31, 2016, the Company is no longer subject to federal, state, local, or foreign examinations by tax authorities for years prior to August 31, 2013.

16. COMMITMENTS AND CONTINGENCIES

On August 26, 2016, the Compensation Committee of the Board of Directors of the Company approved the material terms of an annual bonus plan for the Company’s executive officers as well as certain officers and employees for the fiscal year ending August 31, 2017. For fiscal 2017 as in past years, the total amount available under the bonus plan for all plan participants, including executive officers, is dependent upon the Company’s earnings before interest, taxes and other income, as adjusted to take into account amounts to be paid under the bonus plan and certain other adjustments (Adjusted EBITOI). Each plan participant’s percentage of the overall bonus pool is based upon the number of plan participants, the individual’s annual base salary and the individual’s position and level of responsibility within the company. In the case of each of the Company’s executive officer participants, 75% of the amount of their individual bonus payout will be determined based upon the Company’s actual EBITOI for fiscal 2017 compared to a pre-established target EBITOI for fiscal 2017 and 25% of the payout will be determined based upon such executive officer’s achievement of certain pre-established individual performance objectives. The payment of bonuses under the plan are discretionary and may be paid to executive officer participants in both cash and shares of NTIC common stock, the exact amount and percentages will be determined by the Company’s Board of Directors, upon recommendation of the Compensation Committee, after the completion of the Company’s consolidated financial statements for fiscal 2017.

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

Accrued bonuses as of August 31, 2016 and 2015 were $450,000 and $620,000, respectively.

Three joint ventures (consisting of the Company’s joint ventures in Korea, India and Thailand) accounted for 55.8% of the Company’s trade joint venture receivables at August 31, 2016. Four joint ventures (consisting of the Company’s joint ventures in Korea, India, Thailand and Tianjin Zerust) accounted for 67.0% of the Company’s trade joint venture receivables at August 31, 2015.

On March 23, 2015, the Company and NTI Asean filed a lawsuit in Tianjin No 1 Intermediate People’s Court against two individuals, Mr. Tao Meng and his wife, Ms. Hui Xu, related to breaches of duties and contractual commitments owed to NTI Asean under certain agreements related to the Company’s former joint venture in China, Tianjin Zerust Anti-Corrosion Technologies Ltd. The lawsuit alleges, among other things, that Mr. Tao Meng and Ms. Hui Xu have engaged in self-dealing, usurped business opportunities, and received economic benefits that were required to go to Tianjin Zerust. As of August 31, 2016, the Company is not able to reasonably estimate the amount of any recovery to NTI Asean, if any.

On April 21, 2015, the Company and NTI Asean initiated a lawsuit in the District Court for the Second Judicial District, County of Ramsey, State of Minnesota against Cortec Corporation alleging, among other things, that Cortec Corporation aided and abetted breaches of duties and contractual commitments owed to the Company and NTI Asean related to the Company’s joint venture in China, Tianjin Zerust. The case has been set for a mandatory settlement conference with the court on May 30, 2017 and the case will be set for the trial block beginning July 31, 2017 and ending August 18, 2017.

From time to time, the Company is subject to various other claims and legal actions in the ordinary course of its business. The Company records a liability in its consolidated financial statements for costs related to claims, including future legal costs, settlements and judgments, where the Company has assessed that a loss is probable and an amount could be reasonably estimated. If the reasonable estimate of a probable loss is a range, the Company records the most probable estimate of the loss or the minimum amount when no amount within the range is a better estimate than any other amount. The Company discloses a contingent liability even if the liability is not probable or the amount is not estimable, or both, if there is a reasonable possibility that material loss may be have been incurred. In the opinion of management, as of August 31, 2016, the amount of liability, if any, with respect to these matters, individually or in the aggregate, will not materially affect the Company’s consolidated results of operations, financial position or cash flows.

The Company has leases for office and warehouse space in the United States of America, China, India, Germany and Brazil with monthly rents ranging from $1,090 to $11,539, which expire through August 31, 2023. Future minimum rents due under these leases are as follows for each of the next five years ended August 31:

FY 2017	191,631
FY 2018	176,040
FY 2019	60,652
FY 2020	40,579
FY 2021	40,579
Thereafter	88,463
$597,944

17. STATEMENTS OF CASH FLOWS

Supplemental disclosures of cash flow information consist of:

	Fiscal Year Ended August 31,
	2016	2015
Cash paid during the year for income tax	$610,000	$542,000
Cash paid during the year for interest	13,261	20,960

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

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurements Using Inputs Considered as
	Fair value as of August 31, 2016	Level 1	Level 2	Level 3
Available for sale securities	$2,243,864	$2,243,864	$—	$—

		Fair Value Measurements Using Inputs Considered as
	Fair value as of August 31, 2015	Level 1	Level 2	Level 3
Available for sale securities	$2,027,441	$2,027,441	$—	$—

Valuation Techniques

Financial assets that are classified as Level 1 securities include cash equivalents and available for sale securities. These are valued using quoted market prices in an active market.

The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the end of the fiscal quarter in which the actual event or change in circumstances that caused the transfer occurs. There were no transfers between Level 1, Level 2, or Level 3 during the fiscal years ended August 31, 2016 or August 31, 2015. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement.

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

Management’s Report on Internal Control over Financial Reporting

NTIC’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of NTIC’s Chief Executive Officer and Chief Financial Officer, NTIC’s management conducted an evaluation of the effectiveness of NTIC’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, NTIC’s management concluded that NTIC’s internal control over financial reporting was effective as of August 31, 2016.

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

Changes in Internal Control over Financial Reporting

There was no change in NTIC’s internal control over financial reporting that occurred during the quarter ended August 31, 2016 that has materially affected, or is reasonably likely to materially affect NTIC’s internal control over financial reporting.

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

Changes to Nomination Procedures

During the fourth quarter of fiscal 2016, NTIC made no material changes to the procedures by which stockholders may recommend nominees to NTIC’s Board of Directors, as described in NTIC’s most recent proxy statement.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes outstanding options and other awards under NTIC’s equity compensation plans as of August 31, 2016. NTIC’s equity compensation plans as of August 31, 2016 were the Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan and the Northern Technologies International Corporation Employee Stock Purchase Plan. Except for automatic annual grants of options to purchase 4,000 shares of NTIC common stock to NTIC’s directors in consideration for their services as directors of NTIC, an automatic annual grant of an option to purchase 2,000 shares of NTIC common stock to NTIC’s Chairman of the Board in consideration for his services as Chairman on the first day of each fiscal year and automatic initial grants of options to purchase a pro rata portion of 4,000 shares of NTIC common stock to NTIC’s new directors in consideration for their services as directors of NTIC, options and other awards granted in the future under the Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan are within the discretion of the Board of Directors and the Compensation Committee of the Board of Directors and therefore cannot be ascertained at this time.

	(a)		(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	283,181	(1)(2)	$13.95	277,976	(3)
Equity compensation plans not approved by security holders	—		—	—
Total	283,181	(1)(2)	$13.95	277,976	(3)

_____________________

(1)	Amount includes shares of NTIC common stock issuable upon the exercise of stock options outstanding as of August 31, 2016 under the Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan.

(2)	Excludes employee stock purchase rights accruing under the Northern Technologies International Corporation Employee Stock Purchase Plan. Under such plan, each eligible employee may purchase up to 2,000 shares of NTIC common stock at semi-annual intervals on February 28th or 29th (as the case may be) and August 31st each year at a purchase price per share equal to 90% of the lower of (i) the closing sales price per share of NTIC common stock on the first day of the offering period or (ii) the closing sales price per share of NTIC common stock on the last day of the offering period.

(3)	Amount includes 224,347 shares remaining available at August 31, 2016 for future issuance under Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan and 53,629 shares available at August 31, 2016 for future issuance under the Northern Technologies International Corporation Employee Stock Purchase Plan.

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

Financial Statement Schedules

All financial statement schedules are omitted because they are inapplicable since NTIC is a smaller reporting company.

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

NORTHERN TECHNOLOGIES INTERNATIONAL
CORPORATION

November 22, 2016	By:	/s/ G. Patrick Lynch
G. Patrick Lynch
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on the dates and in the capacities indicated.

Name	Title	Date

/s/ G. Patrick Lynch G. Patrick Lynch	President and Chief Executive Officer and Director (principal executive officer)	November 22, 2016

/s/ Matthew C. Wolsfeld, CPA Matthew C. Wolsfeld, CPA	Chief Financial Officer and Corporate Secretary (principal financial and accounting officer)	November 22, 2016

/s/ Richard J. Nigon Richard J. Nigon	Chairman of the Board	November 22, 2016

/s/ Barbara D. Colwell Barbara D. Colwell	Director	November 22, 2016
/s/ Soo Keong Koh Soo Keong Koh	Director	November 22, 2016

/s/ Sunggyu Lee, Ph.D. Sunggyu Lee, Ph.D.	Director	November 22, 2016

/s/ Ramani Narayan, Ph. D. Ramani Narayan, Ph.D.	Director	November 22, 2016

/s/ Konstantin von Falkenhausen Konstantin von Falkenhausen	Director	November 22, 2016

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED AUGUST 31, 2016

Item No.	Item	Method of Filing
3.1	Restated Certificate of Incorporation of Northern Technologies International Corporation	Incorporated by reference to Exhibit 3.1 to NTIC’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2009 (File No. 001-11038)
3.2	Amended and Restated Bylaws of Northern Technologies International Corporation	Incorporated by reference to Exhibit 3.1 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 24, 2008 (File No. 001-11038)
4.1	Specimen Stock Certificate Representing Common Stock of Northern Technologies International Corporation	Incorporated by reference to Exhibit 4.1 to NTIC’s Registration Statement on Form 10 (File No. 001-19331)
10.1	Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan*	Incorporated by reference to Exhibit 10.1 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 24, 2011 (File No. 001-11038)
10.2	Form of Incentive Stock Option Agreement for Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan*	Incorporated by reference to Exhibit 10.2 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 24, 2011 (File No. 001-11038)
10.3	Form of Non-Statutory Stock Option Agreement for Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan*	Incorporated by reference to Exhibit 10.3 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 24, 2011 (File No. 001-11038)
10.4	Form of Restricted Stock Agreement for Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan*	Incorporated by reference to Exhibit 10.4 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 24, 2011 (File No. 001-11038)

10.5	Northern Technologies International Corporation Employee Stock Purchase Plan*	Incorporated by reference to Exhibit 10.11 to NTIC’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 2006 (File No. 001-11038)

Item No.	Item	Method of Filing

10.6	Material Terms of Northern Technologies International Corporation Annual Bonus Plan*	Incorporated by reference to Exhibit 10.6 to NTIC’s Annual Report on Form 10-K for the fiscal year ended August 31, 2015 (File No. 001-11038)
10.7	Form of Indemnification Agreement between Northern Technologies International Corporation and its Directors and Officers*	Incorporated by reference to Exhibit 10.1 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 24, 2008 (File No. 001-11038)
10.8	Agreement dated as of May 25, 2009 between Northern Technologies International Corporation and Sunggyu Lee, Ph.D.*	Incorporated by reference to Exhibit 10.2 to NTIC’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2009 (File No. 001-11038)
10.9	Description of Non-Employee Director Compensation Arrangements*	Filed herewith
10.10	Executive Employment Agreement dated as of November 18, 2011 between Northern Technologies International Corporation and G. Patrick Lynch*	Incorporated by reference to Exhibit 10.13 to NTIC’s Annual Report on Form 10-K for the fiscal year ended August 31, 2011 (File No. 001-11038)
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

Incorporated by reference to Exhibit 10.16 to NTIC’s Annual Report on Form 10-K for the fiscal year ended August 31, 2011 (File No. 001-11038)
10.14	Amended and Restated Committed Line of Credit Note dated as of January 10, 2011 issued by Northern Technologies International Corporation to PNC Bank, National Association	Incorporated by reference to Exhibit 10.2 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 12, 2011 (File No. 001-11038)

Item No.	Item	Method of Filing
10.15	Loan Agreement dated as of January 10, 2011 between Northern Technologies International Corporation and PNC Bank, National Association	Incorporated by reference to Exhibit 10.6 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 12, 2011 (File No. 001-11038)
10.16	Waiver and First Amendment to Loan Documents dated as of January 10, 2012 between Northern Technologies International Corporation and PNC Bank, National Association	Incorporated by reference to Exhibit 10.6 to NTIC’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2011 (File No. 001-11038)
10.17	Waiver and Second Amendment to Loan Documents dated December 11, 2012 between Northern Technologies International Corporation and PNC Bank, National Association	Incorporated by reference to Exhibit 10.1 to NTIC’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2012 (File No. 001-11038)
10.18	Letter dated December 31, 2013 to Northern Technologies International Corporation from PNC Bank, National Association	Incorporated by reference to Exhibit 10.1 to NTIC’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2014 (File No. 001-11038)
10.19	Letter dated January 8, 2015 to Northern Technologies International Corporation from PNC Bank, National Association	Incorporated by reference to Exhibit 10.1 to NTIC’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2015 (File No. 001-11038)
10.20	Amendment to Loan Documents dated January 6, 2016 by and between Northern Technologies International Corporation from PNC Bank, National Association	Incorporated by reference to Exhibit 10.1 to NTIC’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 29, 2016 (File No. 001-11038)
10.21	Purchase and Sale Agreement dated as of July 14, 2014 between Northern Technologies International Corporation and Glenwillow Holdings, LLC	Incorporated by reference to Exhibit 10.1 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 15, 2014 (File No. 001-11038)
14.1	Code of Ethics	Incorporated by reference to Exhibit 14.1 to NTIC’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 2004 (File No. 001-11038)
21.1	Subsidiaries of the Registrant	Filed herewith
23.1	Consent of Baker Tilly Virchow Krause, LLP	Filed herewith

Item No.	Item	Method of Filing
31.1	Certification of President and Chief Executive Officer Pursuant to SEC Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of President and Chief Executive Officer Pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer Pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101

The following materials from Northern Technologies International Corporation’s Annual Report on Form 10-K for the fiscal year ended August 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

Filed herewith

__________________________

*	A management contract or compensatory plan or arrangement.

