Form 10-Q
period 2016-11-30
NORTHERN TECHNOLOGIES INTERNATIONAL CORP
filed 2017-01-17
CIK 875582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2016

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

As of January 12, 2017, there were 4,524,970 shares of common stock of the registrant outstanding.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

FORM 10-Q

November 30, 2016

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

As used in this report, references to: (1) “NTIC China” refer to NTIC’s wholly-owned subsidiary in China, NTIC (Shanghai) Co., Ltd.; (2) “NTI Europe” refer to NTIC’s wholly-owned subsidiary in Germany, NTIC Europe GmbH; (3) “Zerust Mexico” refer to NTIC’s wholly-owned subsidiary in Mexico, ZERUST-EXCOR MEXICO, S. de R.L. de C.V; (4) “Zerust Brazil” refer to NTIC’s majority-owned Brazilian subsidiary, Zerust Prevenção de Corrosão S.A.; (5) “Natur-Tec India” refer to NTIC’s majority-owned subsidiary in India, Natur-Tec India Private Limited; and (5) “NTI Asean” refer to NTIC’s majority-owned holding company subsidiary, NTI Asean LLC, which is a holding company that holds investments in eight entities that operate in the Association of Southeast Asian Nations (ASEAN) region, including the following countries: China (although the joint venture agreements for the Chinese joint venture were terminated as of December 31, 2014 and liquidation of this joint venture is anticipated), Indonesia, South Korea, Malaysia, Philippines, Singapore, Taiwan and Thailand.

NTIC’s consolidated financial statements do not include the accounts of any of its joint ventures. Except as otherwise indicated, references in this report to NTIC’s joint ventures do not include any of NTIC’s wholly-owned or majority-owned subsidiaries.

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AS OF NOVEMBER 30, 2016 (UNAUDITED) AND AUGUST 31, 2016 (AUDITED)

	November 30, 2016	August 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,529,140	$3,395,274
Available for sale securities	1,745,968	2,243,864
Receivables:
Trade excluding joint ventures, less allowance for doubtful accounts of $40,000 at November 30, 2016 and August 31, 2016	5,454,741	4,755,320
Trade joint ventures	700,518	791,903
Fees for services provided to joint ventures	1,422,105	1,406,587
Income taxes	120,539	215,905
Inventories	7,388,095	7,711,287
Prepaid expenses	640,699	422,031
Total current assets	20,001,805	20,942,171

PROPERTY AND EQUIPMENT, NET	7,183,663	7,275,872

OTHER ASSETS:
Investments in joint ventures	20,052,432	19,840,774
Deferred income taxes	1,614,229	1,639,762
Patents and trademarks, net	1,307,040	1,278,597
Other	49,831	92,874
Total other assets	23,023,532	22,852,007
Total assets	$50,209,000	$51,070,050

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,959,284	$2,753,903
Accrued liabilities:
Payroll and related benefits	637,106	938,363
Other	521,623	301,836
Total current liabilities	4,118,013	3,994,102

COMMITMENTS AND CONTINGENCIES (Note 13)

EQUITY:
Preferred stock, no par value; authorized 10,000 shares; none issued and outstanding	—	—
Common stock, $0.02 par value per share; authorized 10,000,000 shares; issued and outstanding 4,530,870 and 4,533,416, respectively	90,617	90,668
Additional paid-in capital	13,857,777	13,798,567
Retained earnings	33,952,995	33,655,357
Accumulated other comprehensive loss	(4,211,747)	(3,009,617)
Stockholders’ equity	43,689,642	44,534,975
Non-controlling interest	2,401,345	2,540,973
Total equity	46,090,987	47,075,948
Total liabilities and equity	$50,209,000	$51,070,050

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2016 AND 2015

	Three Months Ended
	November 30, 2016	November 30, 2015
NET SALES:
Net sales, excluding joint ventures	$9,000,224	$6,501,410
Net sales, to joint ventures	701,799	523,027
Total net sales	9,702,023	7,024,437

Cost of goods sold	6,612,766	4,875,423
Gross profit	3,089,257	2,149,014

JOINT VENTURE OPERATIONS:
Equity in income of joint ventures	1,274,004	983,753
Fees for services provided to joint ventures	1,315,591	1,485,429
Total joint venture operations	2,589,595	2,469,182

OPERATING EXPENSES:
Selling expenses	2,039,084	1,525,083
General and administrative expenses	2,471,780	2,174,607
Research and development expenses	642,522	1,004,097
Total operating expenses	5,153,386	4,703,787

OPERATING INCOME (LOSS)	525,466	(85,591)

INTEREST INCOME	3,563	14,173
INTEREST EXPENSE	(4,623)	(4,726)

INCOME (LOSS) BEFORE INCOME TAX EXPENSE	524,406	(76,144)

INCOME TAX EXPENSE (BENEFIT)	117,713	(3,502)

NET INCOME (LOSS)	406,693	(72,642)

NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	109,054	161,709

NET INCOME (LOSS) ATTRIBUTABLE TO NTIC	$297,639	$(234,351)

NET INCOME (LOSS) ATTRIBUTABLE TO NTIC PER COMMON SHARE:
Basic	$0.07	$(0.05)
Diluted	$0.07	$(0.05)

WEIGHTED AVERAGE COMMON SHARES ASSUMED OUTSTANDING:
Basic	4,531,950	4,538,371
Diluted	4,558,878	4,538,371

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2016 AND 2015

	Three Months Ended
	November 30, 2016	November 30, 2015

NET INCOME (LOSS)	$406,693	$(72,642)
Other comprehensive LOSS– foreign currency translation adjustment	(1,250,812)	(865,128)

COMPREHENSIVE LOSS	(844,119)	(937,770)
COMPREHENSIVE INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	60,372	164,775
COMPREHENSIVE LOSS ATTRIBUTABLE TO NTIC	$(904,491)	$(1,102,545)

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

THREE MONTHS ENDED NOVEMBER 30, 2016 AND 2015

	Three Months Ended
	November 30, 2016	November 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$406,693	$(72,642)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	97,916	121,854
Depreciation expense	193,896	159,048
Amortization expense	29,759	29,758
Equity in income from joint ventures	(1,274,004)	(983,753)
Deferred income taxes	25,242	—
Dividends received from joint ventures	—	320,786
Changes in current assets and liabilities:
Receivables:
Trade, excluding joint ventures	(762,525)	363,381
Trade, joint ventures	91,385	45,761
Fees for services provided to joint ventures	(15,518)	(46,892)
Income taxes	84,922	(133,668)
Inventories	274,437	(180,185)
Prepaid expenses and other	(180,021)	(153,831)
Accounts payable	378,397	258,792
Income tax payable	(102,314)	1,783
Accrued liabilities	(172,691)	(480,440)
Net cash used in operating activities	(924,426)	(750,248)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(112,589)	(264,188)
Proceeds from the sale of available for sale securities	497,896	1,498,574
Additions to patents	(58,202)	(12,599)
Net cash provided by investing activities	327,105	1,221,787

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividend received by non-controlling interest	(200,000)	—
Repurchase of common stock	(71,712)	(47,669)
Proceeds from employee stock purchase plan	32,955	34,963
Net cash used in financing activities	(238,757)	(12,706)

EFFECT OF EXCHANGE RATE CHANGES ON CASH:	(30,056)	(10,799)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(866,134)	448,034
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,395,274	2,623,981

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,529,140	$3,072,015

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       INTERIM FINANCIAL INFORMATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all necessary adjustments, which are of a normal recurring nature, and present fairly the consolidated financial position of Northern Technologies International Corporation and its subsidiaries (the Company) as of November 30, 2016 and August 31, 2016 and the results of their operations for the three months ended November 30, 2016 and 2015 and their cash flows for the three months ended November 30, 2016 and 2015, in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).

These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s annual report on Form 10-K for the fiscal year ended August 31, 2016. These consolidated financial statements also should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section appearing in this report.

Operating results for the three months ended November 30, 2016 are not necessarily indicative of the results that may be expected for the full fiscal year ending August 31, 2017.

The Company evaluates events occurring after the date of the consolidated financial statements requiring recording or disclosure in the consolidated financial statements.

Certain amounts reported in the consolidated financial statements for the previous reporting period have been reclassified to conform to the current period presentation. Expenses previously recorded as “Expenses incurred in support of joint ventures” have been reclassified as “General and administrative expenses” based on the reduction in direct costs associated with supporting the joint ventures.

2.        Recently Issued Accounting PronouncementS

In May 2014, the Financial Accounting Standards Board (FASB) issued Revenue from Contracts with Customers, Topic 606 (Accounting Standards Update (ASU) No. 2014-09), which provides a framework for the recognition of revenue, with the objective that recognized revenues properly reflect amounts an entity is entitled to receive in exchange for goods and services. This guidance, which includes additional disclosure requirements regarding revenue, cash flows and obligations related to contracts with customers, was originally to be effective for the Company beginning in fiscal year 2018. In July 2015, the FASB confirmed a one-year deferral of the effective date of the new revenue standard which also allows early adoption as of the original effective date. The updated guidance will be effective for the Company’s first quarter of 2019. The Company is currently evaluating the impact of adopting ASU 2014-09 on its consolidated financial statements, but believes there will be no material impact.

In July 2015, the FASB issued ASU No. 2015-11, “Inventory,” which modifies the subsequent measurement of inventories recorded under a first-in-first-out or average cost method. Under the new standard, such inventories are required to be measured at the lower of cost and net realizable value. The new standard is effective for the Company’s fiscal year 2018, with prospective application. The Company does not expect the adoption of the provisions of ASU 2015-11 to have a material impact on its consolidated financial statements.

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

During February 2016, the FASB issued ASU No. 2016-02, “Leases.” ASU No. 2016-02 was issued to increase transparency and comparability among organizations by recognizing all lease transactions (with terms in excess of 12 months) on the balance sheet as a lease liability and a right-of-use asset (as defined). ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with earlier application permitted. Upon adoption, the lessee will apply the new standard retrospectively to all periods presented or retrospectively using a cumulative effect adjustment in the year of adoption. The Company is currently assessing the effect that ASU No. 2016-02 will have on its consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Stock Compensation, which is intended to simplify several aspects of the accounting for share-based payment award transactions. The guidance will be effective for the fiscal year beginning after December 15, 2016, including interim periods within that year. The Company is in the process of evaluating the impacts of the adoption of this ASU on its consolidated financial statements.

Although there are several other new accounting pronouncements issued or proposed by the FASB, which the Company has adopted or will adopt, as applicable, the Company does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial position or operating results.

3.       INVENTORIES

Inventories consisted of the following:

	November 30, 2016	August 31, 2016
Production materials	$1,327,035	$1,452,396
Finished goods	6,061,060	6,258,891
	$7,388,095	$7,711,287

4.       PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	November 30, 2016	August 31, 2016
Land	$310,365	$310,365
Buildings and improvements	6,560,668	6,528,252
Machinery and equipment	3,632,217	3,590,063
	10,503,250	10,428,680
Less accumulated depreciation	(3,319,587)	(3,152,808)
	$7,183,663	$7,275,872

5.       PATENTS AND TRADEMARKS, NET

Patents and trademarks, net consisted of the following:

	November 30, 2016	August 31, 2016
Patents and trademarks	$2,633,635	$2,575,435
Less accumulated amortization	(1,326,595)	(1,296,838)
	$1,307,040	$1,278,597

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

Financial information from the audited and unaudited financial statements of the Company’s joint ventures in Germany, Excor Korrosionsschutz – Technologien und Produkte GmbH (EXCOR), HARITA-NTI LTD (INDIA), ZERUST OY (FINLAND) and all of the Company’s other joint ventures, are summarized as follows:

	As of November 30, 2016

	TOTAL	EXCOR	INDIA	FINLAND	All Other
Current assets	$49,972,755	$23,405,119	$4,278,839	$2,038,343	$20,250,454
Total assets	53,440,384	25,180,484	4,615,462	2,302,907	21,341,531
Current liabilities	13,028,054	3,220,529	1,242,944	583,354	7,981,227
Noncurrent liabilities	106,084	—	5,619	—	100,465
Joint ventures’ equity	40,306,246	21,959,955	3,366,900	1,719,553	13,259,838
Northern Technologies International Corporation’s share of joint ventures’ equity	20,052,432	10,979,979	1,683,450	859,775	6,529,228
Northern Technologies International Corporation’s share of joint ventures’ undistributed earnings	$17,978,218	$10,949,074	$818,628	$839,775	$5,370,741
Northern Technologies International Corporation's dividends received from joint ventures	$-	$-	$-	$-	$-

	Three Months Ended November 30, 2016

	Total	EXCOR	INDIA	FINLAND	All Other
Net sales	$24,200,447	$9,208,524	$1,614,470	$929,868	$12,447,585
Gross profit	10,697,027	4,894,179	750,118	556,221	4,496,509
Net income	2,408,008	1,856,338	49,061	144,302	358,307
Northern Technologies International Corporation’s share of equity in income of joint ventures	$1,274,004	$928,169	$99,163	$72,151	$174,521

	As of August 30, 2016

	TOTAL	EXCOR	INDIA	FINLAND	All Other
Current assets	$48,922,924	$22,928,810	$4,027,016	$1,928,861	$20,038,237
Total assets	52,407,026	24,733,340	4,352,573	2,211,392	21,109,721
Current liabilities	12,433,700	3,485,213	1,097,231	546,506	7,304,730
Noncurrent liabilities	100,783	—	6,382	—	94,401
Joint ventures’ equity	39,872,543	21,248,109	3,248,960	1,664,886	13,710,588
Northern Technologies International Corporation’s share of joint ventures’ equity	19,854,064	10,624,056	1,624,480	832,442	6,773,086
Northern Technologies International Corporation’s share of joint ventures’ undistributed earnings	$17,779,912	$10,593,151	$759,658	$812,442	$5,614,661
Northern Technologies International Corporation's dividends received from joint ventures	$5,503,314	$4,364,700	$326,023	$206,516	$606,075

	Three Months Ended November 30, 2015

	Total	EXCOR	INDIA	FINLAND	All Other
Net sales	$21,871,209	$8,207,696	$1,469,977	$870,971	$11,322,565
Gross profit	9,648,081	4,153,477	693,340	520,124	4,281,140
Net income	1,961,922	1,536,247	85,741	113,300	226,634
Northern Technologies International Corporation’s share of equity in income of joint ventures	$983,753	$768,123	$42,870	$56,650	$116,110

The Company did not make any joint venture investments during the three months ended November 30, 2016 and 2015.

7.       CHINA OPERATIONS

Effective December 31, 2014, the Company terminated its joint venture agreements with its previous joint venture in China, Tianjin Zerust, began the process of liquidating the joint venture entity, and commenced operations in China through a wholly-owned subsidiary, NTIC (Shanghai) Co. Ltd. on January 1, 2015. Effective December 31, 2014, the Company’s investment in Tianjin Zerust was reported at carrying value based on the Company’s decreased level of influence over the entity, and the Company has reclassified previously unrecognized gains on foreign currency translation from accumulated other comprehensive income. Since it began the process of liquidating the joint venture entity on December 31, 2014, the Company has not received any proceeds from the assets of Tianjin Zerust. In addition, the Company has not received financial information or cooperation from its joint venture partner in determining the investment value. During the fourth quarter of fiscal 2016, the Company obtained additional information regarding the financial position of the investment through the legal proceedings that have been ongoing (See Note 13). These circumstances resulted in the Company concluding an indication of impairment existed and that the fair value of the investment was $0 as of August 31, 2016 based on accounting principles generally accepted in the United States of America. See Note 13 regarding ongoing litigation involving Tianjin Zerust.

8.       CORPORATE DEBT

The Company has a revolving line of credit with PNC Bank of $3,000,000. No amounts were outstanding under the line of credit as of both November 30, 2016 and August 31, 2016. At the option of the Company, outstanding advances under the line of credit bear interest at either (a) an annual rate based on LIBOR plus 2.15% for the applicable LIBOR interest period selected by the Company or (b) at the rate publicly announced by PNC Bank from time to time as its prime rate. Interest is payable in arrears (a) for the portion of advances bearing interest under the prime rate on the last day of each month during the term thereof and (b) for the portion of advances bearing interest under the LIBOR option on the last day of the respective LIBOR interest period selected for such advance. Any unpaid interest is payable on the maturity date. The revolving line of credit is secured by cash, receivables and inventory.

The line of credit is governed under a loan agreement. The loan agreement contains standard covenants, including affirmative financial covenants, such as the maintenance of a minimum fixed charge coverage ratio, and negative covenants, which, among other things, limit the incurrence of additional indebtedness, loans and equity investments, disposition of assets, mergers and consolidations and other matters customarily restricted in such agreements. Under the loan agreement, the Company is subject to a minimum fixed charge coverage ratio of 1.10:1.00. As of November 30, 2016, the Company was in compliance with all debt covenants.

The revolving credit facility allows the Company to request that PNC Bank issue letters of credit up to $1,200,000. The Company did not have any letters of credit reserved against the available letters of credit balance as of November 30, 2016 and August 31, 2016 with PNC Bank. The availability of advances under the line of credit will be reduced by the face amount of any letter of credit issued and outstanding (whether or not drawn) under the revolving credit facility.

As of November 30, 2016 and August 31, 2016, the Company had $75,201 and $71,599, respectively, of letters of credit with JP Morgan Chase Bank that are performance based and set to expire between 2020 and 2022.

On January 11, 2017, the Company and PNC Bank extended the maturity date of the line of credit to January 7, 2018. All other terms of the line of credit and the loan agreement and other documents evidencing the line of credit remain the same.

9.       STOCKHOLDERS’ EQUITY

During the three months ended November 30, 2016, the Company repurchased and retired 5,575 shares of its common stock at a price of $12.87 per share. No stock options to purchase shares of common stock were exercised during the three months ended November 30, 2016.

The Company granted stock options under the Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan (the 2007 Plan) to purchase an aggregate of 56,677 shares of its common stock to various employees and directors during the three months ended November 30, 2016. The weighted average per share exercise price of the stock options is $13.40, which was equal to the fair market value of the Company’s common stock on the date of grant.

During the three months ended November 30, 2015, the Company repurchased and retired 3,166 shares of its common stock at a price of $15.07 per share. No stock options to purchase shares of common stock were exercised during the three months ended November 30, 2015.

The Company granted stock options under the 2007 Plan to purchase an aggregate of 53,447 shares of its common stock to various employees and directors during the three months ended November 30, 2015. The weighted average per share exercise price of the stock options is $14.85, which is equal to the fair market value of the Company’s common stock on the date of grant.

10.       NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share assumes the exercise of stock options using the treasury stock method, if dilutive.

The following is a reconciliation of the earnings per share computation for the three months ended November 30, 2016 and 2015:

	Three Months Ended
Numerator:	November 30, 2016	November 30, 2015
Net income (loss) attributable to NTIC	$297,639	$(234,351)

Denominator:
Basic – weighted shares outstanding	4,531,950	4,538,371
Weighted shares assumed upon exercise of stock options	26,928	—
Diluted – weighted shares outstanding	4,558,878	4,538,371
Basic earnings (loss) per share:	$0.07	$(0.05)
Diluted earnings (loss) per share:	$0.07	$(0.05)

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

Excluded from the computation of diluted income per share for the three months ended November 30, 2016 were options outstanding to purchase 211,564 shares of common stock. Excluded from the computation of diluted earnings per share for the three months ended November 30, 2015 were all options outstanding of 295,181 due to the Company’s net loss for the period.

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

The 2007 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, stock unit awards, performance awards and stock bonuses to eligible recipients to enable the Company and its subsidiaries to attract and retain qualified individuals through opportunities for equity participation in the Company, and to reward those individuals who contribute to the achievement of the Company’s economic objectives. Subject to adjustment as provided in the 2007 Plan, up to a maximum of 800,000 shares of the Company’s common stock are issuable under the 2007 Plan. Options granted under the 2007 Plan generally have a term of ten years and become exercisable over a three- or four-year period beginning on the one-year anniversary of the date of grant. Options are granted at per share exercise prices equal to the market value of the Company’s common stock on the date of grant. The Company issues new shares upon the exercise of options. As of November 30, 2016, only stock options and stock bonuses had been granted under the 2007 Plan.

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

The Company granted options to purchase an aggregate of 56,677 and 53,447 shares of its common stock during the three months ended November 30, 2016 and 2015, respectively. The fair value of option grants is determined at date of grant, using the Black-Scholes option pricing model with the assumptions listed below. The Company recognized compensation expense of $97,916 and $121,854 during the three months ended November 30, 2016 and 2015, respectively, related to the options that vested during such time period. As of November 30, 2016, the total compensation cost for nonvested options not yet recognized in the Company’s consolidated statements of operations was $533,148, net of estimated forfeitures. Stock-based compensation expense of $293,748 is expected through the remainder of fiscal year 2017, and $159,600 and $79,800 is expected to be recognized during fiscal 2018 and fiscal 2019, respectively, based on outstanding options as of November 30, 2016. Future option grants will impact the compensation expense recognized. Stock-based compensation expense is included in general and administrative expense on the consolidated statements of operations.

The Company currently estimates a ten percent forfeiture rate for stock options and continually reviews this estimate for future periods.

The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions and results for the grants:

	November 30,
	2016	2015
Dividend yield	0.00%	0.00%
Expected volatility	46.4%	46.0%
Expected life of option (in years)	10	10
Average risk-free interest rate	1.63%	1.63%

The weighted average per share fair value of options granted during the three months ended November 30, 2016 and 2015 was $7.69 and $8.48, respectively. The weighted average remaining contractual life of the options outstanding as of November 30, 2016 and 2015 was 7.15 years and 6.97 years, respectively.

12.       GEOGRAPHIC AND SEGMENT INFORMATION

Segment Information

The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer. The Company’s business is organized into two reportable segments: ZERUST® and Natur-Tec®. The Company has been selling its proprietary ZERUST® rust and corrosion inhibiting products and services to the automotive, electronics, electrical, mechanical, military and retail consumer markets for over 40 years, and more recently, has targeted and expanded into the oil and gas industry. The Company also sells a portfolio of bio-based and compostable (fully biodegradable) polymer resins and finished products under the Natur-Tec® brand.

The following table sets forth the Company’s net sales for the three months ended November 30, 2016 and 2015 by segment:

	Three Months Ended
	November 30, 2016	November 30, 2015
ZERUST® net sales	$8,084,678	$5,977,682
Natur-Tec® net sales	1,617,345	1,046,755
Total net sales	$9,702,023	$7,024,437

The following table sets forth the Company’s cost of goods sold for the three months ended November 30, 2016 and 2015 by segment:

	November 30, 2016	% of Product Sales*	November 30, 2015	% of Product Sales*
Direct cost of goods sold
ZERUST®	$4,699,537	58.1%	$3,364,555	56.3%
Natur-Tec®	1,213,168	75.0%	834,259	79.7%
Indirect cost of goods sold	700,061	NA	676,609	NA
Total net cost of goods sold	$6,612,766		$4,875,423

*	The percent of segment sales is calculated by dividing the direct cost of goods sold for each individual segment category by the net sales for each segment category.

The Company utilizes product net sales and direct and indirect cost of goods sold for each product in reviewing the financial performance of a product type. Further allocation of Company expenses or assets, aside from amounts presented in the tables above, is not utilized in evaluating product performance, nor does such allocation occur for internal financial reporting.

Geographic Information

Net sales by geographic location for the three months ended November 30, 2016 and 2015 were as follows:

	Three Months Ended
	November 30, 2016	November 30, 2015
Inside the U.S.A. to unaffiliated customers	$5,268,999	$4,813,260
Outside the U.S.A. to:
Joint ventures in which the Company is a shareholder directly and indirectly	701,799	549,546
Unaffiliated customers	3,731,225	1,661,631
	$9,702,023	$7,024,437

Net sales by geographic location are based on the location of the customer.

Fees for services provided to joint ventures by geographic location as a percentage of total fees for services provided to joint ventures during the three months ended November 30, 2016 and 2015 were as follows:

	Three Months Ended
	November 30, 2016	% of Total Fees for Services Provided to Joint Ventures	November 30, 2015	% of Total Fees for Services Provided to Joint Ventures
Germany	$203,000	15.4%	$229,785	15.5%
Poland	149,204	11.3%	139,257	9.4%
Thailand	147,455	11.2%	223,741	15.1%
Japan	146,037	11.1%	130,673	8.8%
South Korea	105,378	8.0%	169,402	11.4%
France	97,673	7.4%	89,673	6.0%
Sweden	87,061	6.6%	72,961	4.9%
United Kingdom	86,131	6.5%	108,911	7.3%
Finland	76,336	5.8%	68,933	4.6%
Czech Republic	70,828	5.4%	57,553	3.9%
India	64,535	4.9%	80,451	5.4%
Other	81,953	6.2%	114,089	7.7%
	$1,315,591	100.0%	$1,485,429	100.0%

Sales to the Company’s joint ventures are included in the foregoing geographic and segment information, however, sales by the Company’s joint ventures to other parties are not included. The foregoing geographic and segment information represents only sales and cost of goods sold recognized directly by the Company.

The geographical distribution of key financial statement data is as follows:

	At November 30, 2016	At August 31, 2016
China	$224,270	$253,931
India	12,421	13,645
Germany	18,024	—
Brazil	60,546	66,938
United States	8,175,442	8,219,955
Total long-lived assets	$8,490,703	$8,554,469

	Three Months Ended
	November 30, 2016	November 30, 2015
China	$1,546,810	$679,755
India	331,610	278,690
Germany	118,259	—
Brazil	601,524	448,268
Other	1,133,022	254,918
United States	5,970,798	5,362,806
Total net sales	$9,702,023	$7,024,437

Total long-lived assets located in China, India, Germany and Brazil primarily consist of property and equipment. These assets are periodically reviewed to assure the net realizable value from the estimated future production based on forecasted sales exceeds the carrying value of the assets. Total assets located in the United States include the Company’s investments in joint ventures.

Sales to the Company’s joint ventures are included in the foregoing segment and geographic information; however, sales by the Company’s joint ventures to other parties are not included. The foregoing geographic and segment information represents only sales and cost of goods sold recognized directly by the Company.

All joint venture operations including equity in income, fees for services and related dividends are related to ZERUST® products and services.

13.       COMMITMENTS AND CONTINGENCIES

On August 26, 2016, the Compensation Committee of the Board of Directors of the Company approved the material terms of an annual bonus plan for the Company’s executive officers as well as certain officers and employees for the fiscal year ending August 31, 2017. For fiscal 2017 as in past years, the total amount available under the bonus plan for all plan participants, including executive officers, is dependent upon the Company’s earnings before interest, taxes and other income, as adjusted to take into account amounts to be paid under the bonus plan and certain other adjustments (Adjusted EBITOI). Each plan participant’s percentage of the overall bonus pool is based upon the number of plan participants, the individual’s annual base salary and the individual’s position and level of responsibility within the company. In the case of each of the Company’s executive officer participants, 75% of the amount of their individual bonus payout will be determined based upon the Company’s actual EBITOI for fiscal 2017 compared to a pre-established target EBITOI for fiscal 2017 and 25% of the payout will be determined based upon such executive officer’s achievement of certain pre-established individual performance objectives. The payment of bonuses under the plan are discretionary and may be paid to executive officer participants in both cash and shares of NTIC common stock, the exact amount and percentages will be determined by the Company’s Board of Directors, upon recommendation of the Compensation Committee, after the completion of the Company’s consolidated financial statements for fiscal 2017. There was $98,000 accrued for management bonuses for the three months ended November 30, 2016 compared to no accrual for management bonuses for the three months ended November 30, 2015.

Three joint ventures (consisting of the Company’s joint ventures in Korea, India and Thailand) accounted for 66.9% of the Company’s trade joint venture receivables at November 30, 2016 and accounted for 55.8% of the Company’s trade joint venture receivables at August 31, 2016.

On March 23, 2015, the Company and NTI Asean filed a lawsuit in Tianjin No 1 Intermediate People’s Court against two individuals, Tao Meng and Xu Hui, related to breaches of duties and contractual commitments owed to NTI Asean under certain agreements related to the Company’s former joint venture in China, Tianjin Zerust Anti-Corrosion Technologies Ltd (Tianjin Zerust). The lawsuit alleges, among other things, that Mr. Tao Meng and Xu Hui have engaged in self-dealing, usurped business opportunities, and received economic benefits that were required to go to Tianjin Zerust. As of November 30, 2016, the Company is not able to reasonably estimate the amount of any recovery to NTI Asean, if any.

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

From time to time, the Company is subject to various other claims and legal actions in the ordinary course of its business. The Company records a liability in its consolidated financial statements for costs related to claims, including future legal costs, settlements and judgments, where the Company has assessed that a loss is probable and an amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range, the Company records the most probable estimate of the loss or the minimum amount when no amount within the range is a better estimate than any other amount. The Company discloses a contingent liability even if the liability is not probable or the amount is not estimable, or both, if there is a reasonable possibility that material loss may be have been incurred. In the opinion of management, as of November 30, 2016, the amount of liability, if any, with respect to these matters, individually or in the aggregate, will not materially affect the Company’s consolidated results of operations, financial position or cash flows.

14.       Fair Value Measurements

Assets and liabilities that are measured at fair value on a recurring basis primarily relate to marketable equity securities. These items are marked-to-market at each reporting period. The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurements Using Inputs Considered as
	Fair value as of November 30, 2016	Level 1	Level 2	Level 3
Available for sale securities	$1,745,968	$1,745,968	$—	$—

		Fair Value Measurements Using Inputs Considered as
	Fair value as of August 31, 2016	Level 1	Level 2	Level 3
Available for sale securities	$2,243,864	$2,243,864	$—	$—

There were no transfers between Level 1, Level 2, or Level 3 during the three months ended November 30, 2016 and 2015.

15.       SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information consist of:

	Three Months Ended
	November 30, 2016	November 30, 2015
Cash paid for interest	$4,623	$4,726
Cash paid for income taxes	--	--

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis provides material historical and prospective disclosures intended to enable investors and other users to assess NTIC’s financial condition and results of operations. Statements that are not historical are forward-looking and involve risks and uncertainties discussed under the heading “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward-Looking Statements” in this report and under “Part 1. Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended August 31, 2016. The following discussion of the results of the operations and financial condition of NTIC should be read in conjunction with NTIC’s consolidated financial statements and the related notes thereto included under the heading “Part I. Item 1. Financial Statements.”

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

NTIC’s ZERUST® rust and corrosion inhibiting products include plastic and paper packaging, liquids and coatings, rust removers and cleaners, diffusers and engineered solutions designed specifically for the oil and gas industry. NTIC also offers worldwide on-site technical consulting for rust and corrosion prevention issues. NTIC’s technical service consultants work directly with the end users of NTIC’s ZERUST® rust and corrosion inhibiting products to analyze their specific needs and develop systems to meet their technical requirements. In North America, NTIC sells its ZERUST® corrosion prevention solutions through a network of independent distributors and agents supported by a direct sales force. Internationally, NTIC sells its ZERUST® corrosion prevention solutions through its wholly-owned subsidiary in China, NTIC (Shanghai) Co., Ltd. (NTIC China), its majority-owned joint venture holding company for NTIC’s joint venture investments in the Association of Southeast Asian Nations (ASEAN) region, its majority-owned subsidiary in Brazil, Zerust Prevenção de Corrosão S.A. (Zerust Brazil), and its wholly-owned subsidiary in Mexico, ZERUST-EXCOR MEXICO, S. de R.L. de C.V (Zerust Mexico), and joint venture arrangements in North America, Europe and Asia. NTIC also sells products directly to is joint venture partners through its wholly-owned subsidiary in Germany, NTIC Europe GmbH (NTI Europe).

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

During the three months ended November 30, 2016 and 2015, NTIC realized approximately $636,000 and $486,000, respectively, in expenses related either directly or indirectly to the establishment and initial business operations of NTIC China, the termination of the joint venture agreements with Tianjin Zerust, NTIC’s ongoing litigation against Mr. Tao Meng and his spouse, NTIC’s ongoing litigation against Cortec Corporation, the creation of a reserve against the accounts receivable balance from Tianjin Zerust, the write-off of certain inventory and the asset impairment of NTIC’s joint venture interest in Tianjin Zerust. These expenses are recorded as selling, general and administrative expenses on NTIC’s consolidated statements of operations.

NTIC expects that its operating results may continue to be volatile as a result of its ongoing Chinese operations.

NTIC’s Subsidiaries and Joint Venture Network

NTIC has ownership interests in six subsidiaries in North America, Europe and Asia. The following table sets forth a list of NTIC’s operating subsidiaries as of November 30, 2016, the country in which the subsidiary is organized and NTIC’s ownership percentage in each subsidiary:

Joint Venture Name	Country	NTIC Percent (%) Ownership
NTIC (Shanghai) Co., Ltd	China	100%
NTI Asean LLC	United States	60%
Zerust Prevenção de Corrosão S.A.	Brazil	85%
ZERUST-EXCOR MEXICO, S. de R.L. de C.V	Mexico	100%
Natur-Tec India Private Limited	India	90%
NTIC Europe GmbH	Germany	100%

The results of all of these subsidiaries are fully consolidated in NTIC’s consolidated financial statements.

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

NTIC’s consolidated net sales increased 38.1% during the three months ended November 30, 2016 compared to the three months ended November 30, 2015. This increase was primarily a result of an increase in sales of ZERUST® rust and corrosion inhibiting packaging products, sales to joint ventures and sales of Natur-Tec® products.

During the three months ended November 30, 2016, 83.3% of NTIC’s consolidated net sales were derived from sales of ZERUST® products and services, which increased 35.2% to $8,084,678 compared to $5,977,682 for the three months ended November 30, 2015. This increase was due to higher sales from existing customers for new and existing products as a result of increased demand. NTIC has expanded its sales efforts of ZERUST® products and services by strategically targeting customers with specific corrosion issues in new market areas, including the oil and gas industry and other industrial sectors that offer sizable growth opportunities. NTIC’s consolidated net sales for the three months ended November 30, 2016 included $746,331 of sales made to customers in the oil and gas industry compared to $340,239 for the three months ended November 30, 2015. Overall demand for ZERUST® products and services depends heavily on the overall health of the markets in which NTIC sells its products, including the automotive, oil and gas, agriculture, and mining markets in particular. In addition, we believe demand for ZERUST® products and services in the oil and gas industry may be dependent upon oil prices, with low oil prices causing existing or potential customers to delay purchases and installations.

During the three months ended November 30, 2016, 16.7% of NTIC’s consolidated net sales were derived from sales of Natur-Tec® products compared to 14.9% during the three months ended November 30, 2015. Net sales of Natur-Tec® products increased 54.5% during the three months ended November 30, 2016 compared to the three months ended November 30, 2015 primarily due to an increase in finished product sales in North America and finished product sales at NTIC’s majority-owned subsidiary in India, Natur-Tec India Private Limited (Natur-Tec India).

Cost of goods sold as a percentage of net sales decreased to 68.2% during the three months ended November 30, 2016 compared to 69.4% during the three months ended November 30, 2015 primarily as a result of increased sales of ZERUST® products and services in the oil and gas industry which carry higher margins than NTIC’s ZERUST® industrial products and services.

NTIC’s equity in income of joint ventures increased 29.5% to $1,274,004 during the three months ended November 30, 2016 compared to $983,753 during the three months ended November 30, 2015. This increase was primarily due to increases in profitability at the joint ventures. Total net sales of NTIC’s joint ventures increased 10.7% to $24,200,447 during the three months ended November 30, 2016 compared to $21,871,209 for the three months ended November 30, 2015 due primarily due to higher sales from existing customers for new and existing products as a result of increased demand.

NTIC’s total operating expenses increased 9.6% to $5,153,386 during the three months ended November 30, 2016 compared to $4,703,787 for the three months ended November 30, 2015. This increase was primarily due to an increase in legal expenses in North America related to the litigation of $198,000 and an increase in operating expenses at NTIC China of $118,000. Such expenses consisted primarily of selling and personnel expense associated with the increase in sales in China.

NTIC spent $642,522 and $1,004,097 during the three months ended November 30, 2016 and 2015, respectively, in connection with its research and development activities. NTIC anticipates that it will spend a total of between $2,000,000 and $3,000,000 in fiscal 2017 on research and development activities. This anticipated significant decrease from fiscal 2016 is due to the transition of efforts from research and development to selling, general and administrative areas, specifically as they relate to Natur-Tec® and the ZERUST® oil and gas business since most of the expenses related to these business units are no longer in the research and development phase of product development.

Net income (loss) attributable to NTIC increased $531,990 to $297,639, or $0.07, per diluted common share, for the three months ended November 30, 2016 compared to net loss of $(234,351), or $(0.05) per diluted common share, for the three months ended November 30, 2015. This increase was primarily the result of the increase in gross profit, partially offset by the increase in operating expenses.

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

NTIC’s working capital was $15,883,792 at November 30, 2016, including $2,529,140 in cash and cash equivalents and $1,745,968 in available for sale securities, compared to $16,948,069 at August 31, 2016, including $3,395,274 in cash and cash equivalents and $2,243,864 in available for sale securities.

Results of Operations

The following table sets forth NTIC’s results of operations for the three months ended November 30, 2016 and 2015.

	Three Months Ended
	November 30, 2016	% of Net Sales	November 30, 2015	% of Net Sales	$ Change	% Change
Net sales, excluding joint ventures	$9,000,224	92.8%	$6,501,410	92.6%	$2,498,814	38.4%
Net sales, to joint ventures	701,799	7.2%	523,027	7.4%	178,772	34.2%
Cost of goods sold	6,612,766	68.2%	4,875,423	69.4%	1,737,343	35.6%
Equity in income of joint ventures	1,274,004	13.1%	983,753	14.0%	290,251	29.5%
Fees for services provided to joint ventures	1,315,591	13.6%	1,485,429	21.1%	(169,838)	(11.4%)
Selling expenses	2,039,084	21.0%	1,525,083	21.7%	514,001	33.7%
General and administrative expenses	2,471,780	25.5%	2,174,607	31.0%	297,173	13.7%
Research and development expenses	642,522	6.6%	1,004,097	14.3%	(361,575)	(36.0%)

Net Sales. NTIC’s consolidated net sales increased 38.1% to $9,702,023 during the three months ended November 30, 2016 compared to the three months ended November 30, 2015. This increase was primarily a result of an increase in sales of ZERUST® rust and corrosion inhibiting packaging products, sales to joint ventures and sales of Natur-Tec® products. NTIC’s consolidated net sales to unaffiliated customers excluding NTIC’s joint ventures increased 38.4% to $9,000,224 during the three months ended November 30, 2016 compared to the same period in fiscal 2016. This increase was primarily a result of increased demand from the addition of new customers at NTI China and an increase in sale of our Natur-Tec® products. Net sales to joint ventures increased 34.2% to $701,799 during the three months ended November 30, 2016 compared to the same period in fiscal 2016. This increase was primarily a result of higher demand for ZERUST® products and services.

The following table sets forth NTIC’s net sales by product category for the three months ended November 30, 2016 and 2015 by segment:

	Three Months Ended
	November 30, 2016	November 30, 2015	$ Change	% Change
Total ZERUST® sales	$8,084,678	$5,977,682	$2,106,996	35.2%
Total Natur-Tec® sales	1,617,345	1,046,755	570,590	54.5%
Total net sales	$9,702,023	$7,024,437	$2,677,586	38.1%

During the three months ended November 30, 2016, 83.3% of NTIC’s consolidated net sales were derived from sales of ZERUST® products and services, which increased 35.2% to $8,084,678 during the three months ended November 30, 2016 compared to $5,977,682 during the same period in fiscal 2016. NTIC has strategically focused its sales efforts for ZERUST® products and services on customers with sizeable corrosion problems in industry sectors that offer sizable growth opportunities, including the oil and gas sector. Overall demand for ZERUST® products and services depends heavily on the overall health of the market segments to which NTIC sells its products, including the automotive, oil and gas, agriculture, and mining markets in particular. In addition, we believe demand for ZERUST® products and services in the oil and gas industry may be dependent upon oil prices, with low oil prices causing existing or potential customers to delay purchases and installations.

The following table sets forth NTIC’s net sales of ZERUST® products for the three months ended November 30, 2016 and 2015:

	Three Months Ended
	November 30, 2016	November 30, 2015	$ Change	% Change
ZERUST® industrial net sales	$6,636,548	$5,119,093	$1,517,455	29.6%
ZERUST® joint venture net sales	701,799	518,350	183,449	35.4%
ZERUST® oil & gas net sales	746,331	340,239	406,092	119.4%
Total ZERUST® net sales	$8,084,678	$5,977,682	$2,106,996	35.2%

NTIC’s net sales to the oil and gas industry sector increased during the three months ended November 30, 2016 compared to the prior fiscal year period primarily as a result of increased sales to India. NTIC anticipates that its sales of ZERUST® products and services into the oil and gas industry will continue to remain subject to significant volatility from quarter to quarter as sales are recognized, specifically due to the volatility of oil prices.

During the three months ended November 30, 2016, 16.7% of NTIC’s consolidated net sales were derived from sales of Natur-Tec® products, which increased 54.5% to $1,617,345 during the three months ended November 30, 2016 compared to the three months ended November 30, 2015. Demand for Natur-Tec® products around the world depends primarily on market acceptance and the reach of NTIC’s distribution network. Because of the typical size of individual orders and overall size of NTIC’s net sales derived from sales of Natur-Tec® products, the timing of one or more orders can materially affect NTIC’s quarterly sales of Natur-Tec® products and the comparisons to prior fiscal year quarters.

Cost of Goods Sold. Cost of goods sold increased 35.6% for the three months ended November 30, 2016 compared to the three months ended November 30, 2015. Cost of goods sold as a percentage of net sales decreased slightly to 68.2% for the three months ended November 30, 2016 compared to 69.4% for the three months ended November 30, 2015 primarily as a result of increased sales of oil and gas products which carry higher margins than NTIC’s ZERUST® industrial products and services.

Equity in Income of Joint Ventures. NTIC’s equity in income of joint ventures increased 29.5% to $1,274,004 during the three months ended November 30, 2016 compared to $983,753 during the three months ended November 30, 2015. This increase was primarily a result of improved profitability at the joint ventures. Of the total equity in income of joint ventures, NTIC had equity in income of joint ventures of $928,169 attributable to EXCOR during the three months ended November 30, 2016 compared to $768,123 during the three months ended November 30, 2015.

Fees for Services Provided to Joint Ventures. NTIC recognized fee income for services provided to joint ventures of $1,315,591 during the three months ended November 30, 2016 compared to $1,485,429 during the three months ended November 30, 2015, representing a decrease of $169,838, or 11.4%. Fee income for services provided to joint ventures is traditionally a function of the sales made by NTIC’s joint ventures. Total net sales of NTIC’s joint ventures increased 10.7% to $24,200,447 during the three months ended November 30, 2016 compared to $21,871,209 for the three months ended November 30, 2015. The decrease in fee income for services provided to joint ventures despite the increase in total net sale of NTIC’s joint ventures was primarily the result of the joint venture incurring the sales increases when compared to royalty rates and expected payments.

Net sales of NTIC’s joint ventures are not included in NTIC’s consolidated financial statements. Of the total fee income for services provided to its joint ventures, fees of $203,000 were attributable to EXCOR during the three months ended November 30, 2016 compared to $229,785 attributable to EXCOR during the three months ended November 30, 2015.

Selling Expenses. NTIC’s selling expenses increased 33.7% for the three months ended November 30, 2016 compared to the same period in fiscal 2016 due to the transition of focus from research and development to selling, specifically as they relate to Natur-Tec® and the ZERUST® oil and gas business, since most of the expenses related to these business units are no longer in the research and development phase of product development. Selling expenses as a percentage of net sales decreased slightly to 21.0% for the three months ended November 30, 2016, from 21.7% during the three months ended November 30, 2015 due primarily to the significant increase in net sales, partially offset by the increase in selling expenses, as previously described.

General and Administrative Expenses. NTIC’s general and administrative expenses increased 13.7% for the three months ended November 30, 2016 compared to the same period in fiscal 2016 due primarily to the transition of expenses that were previously focused on research and development efforts, but now relate to general and administrative focus, specifically as they relate to Natur-Tec® and the ZERUST® oil and gas business, since most of the expenses related to these business units are no longer in the research and development phase of product development. Additionally, expenses incurred in support of joint ventures are now included in general and administrative expenses. Expenses previously classified as expenses incurred in support of joint ventures were $116,800 during the three months ended November 30, 2016 compared to $316,994 during the three months ended November 30, 2015. NTIC’s general and administrative expenses also increased due to an increase in legal expenses in North America related to the litigation against Cortec Corporation of $198,000. As a percentage of net sales, general and administrative expenses decreased to 25.5% for the three months ended November 30, 2016 from 31.0% for the three months ended November 30, 2015 due primarily to the increase in net sales, partially offset by the increase in general and administrative expenses, as previously described.

Research and Development Expenses. NTIC’s research and development expenses decreased 36.0% for the three months ended November 30, 2016 compared to the same period in fiscal 2016 due primarily to the transition of resources that were previously devoted towards research and development to selling and general and administrative efforts, as previously described.

Interest Income. NTIC’s interest income decreased to $3,563 during the three months ended November 30, 2016 compared to $14,173 during the three months ended November 30, 2015 due to lower average cash balances.

Interest Expense. NTIC’s interest expense decreased to $4,623 during the three months ended November 30, 2016 compared to $4,726 during the three months ended November 30, 2015.

Income (Loss) Before Income Tax Expense. NTIC incurred income before income tax expense equal to $524,406 for the three months ended November 30, 2016 compared to a loss before income tax expense equal to $(76,144) for the three months ended November 30, 2015.

Income Tax Expense (Benefit). Income tax expense was $117,713 during the three months ended November 30, 2016 compared to an income tax benefit of $(3,502) during the three months ended November 30, 2015. Income tax expense was calculated based on management’s estimate of NTIC’s annual effective income tax rate.

NTIC considers the earnings of certain foreign joint ventures to be indefinitely invested outside the United States on the basis of estimates that NTIC’s future domestic cash generation will be sufficient to meet future domestic cash needs. As a result, U.S. income and foreign withholding taxes have not been recognized on the cumulative undistributed earnings of $17,978,218 and $17,779,912 at November 30, 2016 and August 31, 2016, respectively. To the extent undistributed earnings of NTIC’s joint ventures are distributed in the future, they are not expected to result in any material additional income tax liability after the application of foreign tax credits.

Other Comprehensive (Loss) Income - Foreign Currency Translations Adjustment. The significant changes in the foreign currency translations adjustment was due to the strengthening of the U.S. dollar compared to the Euro and other foreign currencies during the three months ended November 30, 2016 compared to the same period in fiscal 2016.

Liquidity and Capital Resources

Sources of Cash and Working Capital. NTIC’s working capital was $15,883,792 at November 30, 2016, including $2,529,140 in cash and cash equivalents and $1,745,968 in available for sale securities, compared to $16,948,069 at August 31, 2016, including $3,395,274 in cash and cash equivalents and $2,243,864 in available for sale securities.

As of November 30, 2016, NTIC had a revolving line of credit with PNC Bank of $3,000,000, with no amounts outstanding. The line of credit is evidenced by an amended and restated committed line of credit note in the principal amount of up to $3,000,000. The line of credit has a $1,200,000 standby letter of credit sub-facility, with any standby letters of credit issued thereunder being at the sole discretion of PNC Bank.

On January 11, 2017, NTIC and PNC Bank extended the maturity date of the line of credit retroactively from January 7, 2017 to January 7, 2018. All other terms of the line of credit and the loan agreement and other documents evidencing the line of credit remain the same. It is anticipated that, as historically has been the practice, the line of credit will be renewed each year for one additional year for the immediate foreseeable future.

NTIC believes that a combination of its existing cash and cash equivalents, forecasted cash flows from future operations, anticipated distributions of earnings, anticipated fees to NTIC for services provided to its joint ventures, and funds available through existing or anticipated financing arrangements, will be adequate to fund its existing operations, investments in new or existing joint ventures or subsidiaries, capital expenditures, debt repayments and any stock repurchases for at least the next 12 months. During the remainder of fiscal 2017, NTIC expects to continue to invest in NTIC China, research and development and in marketing efforts and resources into the application of its corrosion prevention technology into the oil and gas industry and its Natur-Tec® bio-plastics business. In order to take advantage of such new product and market opportunities to expand its business and increase its revenues, NTIC may decide to finance such opportunities by borrowing under its revolving line of credit or raising additional financing through the issuance of debt or equity securities. There is no assurance that any financing transaction will be available on terms acceptable to NTIC or at all, or that any financing transaction will not be dilutive to NTIC’s current stockholders.

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

Uses of Cash and Cash Flows. Net cash used in operating activities during the three months ended November 30, 2016 was $924,426, which resulted principally from NTIC’s equity in income from joint ventures, a decrease in inventory and increases in trade receivables, prepaid expenses, accrued liabilities, and income tax payable, partially offset by NTIC’s net income, depreciation and amortization. Net cash used in operating activities during the three months ended November 30, 2015 was $750,248, which resulted principally from NTIC’s equity in income from joint ventures, a decrease in accrued liabilities and increases in receivables and prepaid expenses, partially offset by depreciation and amortization.

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

NTIC experienced an increase in trade receivables and a decrease in inventory as of November 30, 2016 compared to August 31, 2016. Trade receivables excluding joint ventures as of November 30, 2016 increased $699,421 compared to August 31, 2016, primarily related to the timing of collections and the increase in sales.

Outstanding trade receivables excluding joint ventures balances as of November 30, 2016 increased 5 days to an average of 55 days from balances outstanding from these customers as of August 31, 2016.

Outstanding trade receivables from joint ventures as of November 30, 2016 decreased $91,385 compared to August 31, 2016 primarily due to the timing of payments. Outstanding balances from trade receivables from joint ventures decreased an average of 16 days from an average of 106 days from balances outstanding from these customers compared to August 31, 2016. The significant average days outstanding of trade receivables from joint ventures as of November 30, 2016 were primarily due to the receivables balances at NTIC’s joint venture in South Korea and Tianjin Zerust.

Outstanding receivables for services provided to joint ventures as of November 30, 2016 increased $15,518 compared to August 31, 2016 and decreased 2 days to an average of 98 days compared to August 31, 2016.

Net cash provided by investing activities for the three months ended November 30, 2016 was $327,105, which was primarily the result of cash proceeds from the sale of available for sale securities, partially offset by additions to property and equipment and additions to patents. Net cash provided by investing activities for the three months ended November 30, 2015 was $1,221,787, which was primarily the result of cash proceeds from the sale of available for sale securities, partially offset by additions to property and equipment and additions to patents.

Net cash used in financing activities for the three months ended November 30, 2016 was $238,757, which resulted from dividends paid to a non-controlling interest and stock repurchases, partially offset by proceeds from NTIC’s employee stock purchase plan. Net cash used in financing activities for the three months ended November 30, 2015 was $12,706, which resulted from stock repurchases, partially offset by proceeds from NTIC’s employee stock purchase plan.

Share Repurchase Plan. On January 15, 2015, NTIC’s Board of Directors authorized the repurchase of up to $3,000,000 in shares of NTIC common stock through open market purchases or unsolicited or solicited privately negotiated transactions. This program has no expiration date but may be terminated by NTIC’s Board of Directors at any time. As of November 30, 2016, up to $2,764,884 in shares of NTIC common stock remained available for repurchase under NTIC’s stock repurchase program.

Capital Expenditures and Commitments. NTIC spent $112,589 on capital expenditures during the three months ended November 30, 2016, which related primarily to the purchase of new equipment. NTIC expects to spend an aggregate of approximately $200,000 to $400,000 on capital expenditures during fiscal 2017, which it expects will relate primarily to the purchase of new equipment.

Contractual Obligations

There has been no material change to NTIC’s contractual obligations as provided in “Part II. Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations,” included in NTIC’s annual report on Form 10-K for the fiscal year ended August 31, 2016.

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

Inflation and Seasonality

Inflation in the United States and abroad historically has had little effect on NTIC. Although NTIC’s business historically has not been seasonal, NTIC believes there is now some seasonality in its business. NTIC anticipates its net sales in second fiscal quarter may be adversely affected by the long Chinese New Year, the North American holiday season and overall less corrosion taking place at lower winter temperatures worldwide.

Market Risk

NTIC is exposed to some market risk stemming from changes in foreign currency exchange rates, commodity prices and interest rates.

Because the functional currency of NTIC’s foreign operations and investments in its foreign joint ventures is the applicable local currency, NTIC is exposed to foreign currency exchange rate risk arising from transactions in the normal course of business. NTIC’s principal exchange rate exposure is with the Euro, the Japanese yen, Indian Rupee, Chinese Renminbi, South Korean won and the English pound against the U.S. dollar. NTIC’s fees for services provided to joint ventures and dividend distributions from these foreign entities are paid in foreign currencies and thus fluctuations in foreign currency exchange rates could result in declines in NTIC’s reported net income. Since NTIC’s investments in its joint ventures are accounted for using the equity method, any changes in foreign currency exchange rates would be reflected as a foreign currency translation adjustment and would not change NTIC’s equity in income of joint ventures reflected in its consolidated statements of income. NTIC does not hedge against its foreign currency exchange rate risk.

Some raw materials used in NTIC’s products are exposed to commodity price changes. The primary commodity price exposures are with a variety of plastic resins.

At the option of NTIC, outstanding advances under NTIC’s $3,000,000 revolving line of credit with PNC Bank bear interest at either (a) an annual rate based on LIBOR plus 2.15% for the applicable LIBOR interest period selected by NTIC or (b) at the rate publicly announced by PNC Bank from time to time as its prime rate, and thus may subject NTIC to some market risk on interest rates. As of November 30, 2016, NTIC had no borrowings under the line of credit.

Critical Accounting Policies and Estimates

There have been no material changes to NTIC’s critical accounting policies and estimates from the information provided in “Part II. Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies,” included in NTIC’s annual report on Form 10-K for the fiscal year ended August 31, 2016.

Recent Accounting Pronouncements

See Note 2 to NTIC’s consolidated financial statements for a discussion of recent accounting pronouncements.

Forward-Looking Statements

This quarterly report on Form 10-Q contains not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by those sections. In addition, NTIC or others on NTIC’s behalf may make forward-looking statements from time to time in oral presentations, including telephone conferences and/or web casts open to the public, in press releases or reports, on NTIC’s Internet web site or otherwise. All statements other than statements of historical facts included in this report or expressed by NTIC orally from time to time that address activities, events or developments that NTIC expects, believes or anticipates will or may occur in the future are forward-looking statements including, in particular, the statements about NTIC’s plans, objectives, strategies and prospects regarding, among other things, NTIC’s financial condition, results of operations and business, the outcome of contingencies such as legal proceedings and the effect of the liquidation of Tianjin Zerust and the operations of NTIC China. NTIC has identified some of these forward-looking statements in this report with words like “believe,” “can,” “may,” “could,” “would,” “might,” “forecast,” “possible,” “potential,” “project,” “will,” “should,” “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate,” “approximate,” “outlook” or “continue” or the negative of these words or other words and terms of similar meaning. The use of future dates is also an indication of a forward-looking statement. Forward-looking statements may be contained in the notes to NTIC’s consolidated financial statements and elsewhere in this report, including under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Forward-looking statements are based on current expectations about future events affecting NTIC and are subject to uncertainties and factors that affect all businesses operating in a global market as well as matters specific to NTIC. These uncertainties and factors are difficult to predict and many of them are beyond NTIC’s control. The following are some of the uncertainties and factors known to us that could cause NTIC’s actual results to differ materially from what NTIC has anticipated in its forward-looking statements:

•	NTIC’s operations in China, the termination of the joint venture agreements with Tianjin Zerust, the ongoing litigation against Mr. Tao Meng and Cortec Corporation and the anticipated liquidation of Tianjin Zerust and the effect of all these events on NTIC’s business and future operating results;

•	The effect of current worldwide economic conditions and any turmoil and disruption in the global credit and financial markets on NTIC’s business;

•	The variability in NTIC’s sales of ZERUST® products and services into oil and gas industry and Natur-Tec® products and NTIC’s equity income of joint ventures, which variability in sales and equity in income of joint venture in turn, subject NTIC’s earnings to quarterly fluctuations;

•	Risks associated with NTIC’s international operations and exposure to fluctuations in foreign currency exchange rates and import duties and taxes;

•	The effect of the referendum vote of the United Kingdom to exit the European Union on NTIC’s operating results, including in particular future net sales of NTIC’s European and other joint ventures;

•	The health of the U.S. automotive industry on NTIC’s business;

•	NTIC’s dependence on the success of its joint ventures and fees and dividend distributions that NTIC receives from them;

•	NTIC’s relationships with its joint ventures and its ability to maintain those relationships, especially in light of anticipated succession planning issues;

•	Fluctuations in the cost and availability of raw materials, including resins and other commodities;

•	The success of and risks associated with NTIC’s emerging new businesses and products and services, including in particular NTIC’s ability and the ability of NTIC’s joint ventures to sell ZERUST® products and services into oil and gas industry and Natur-Tec® products and the often lengthy and extensive sales process involved in selling such products and services;

•	NTIC’s ability to introduce new products and services that respond to changing market conditions and customer demand;

•	Market acceptance of NTIC’s existing and new products, especially in light of existing and new competitive products;

•	Maturation of certain existing markets for NTIC’s ZERUST® products and services and NTIC’s ability to grow market share and succeed in penetrating other existing and new markets;

•	Increased competition, especially with respect to NTIC’s ZERUST® products and services, and the effect of such competition on NTIC’s and its joint ventures’ pricing, net sales and margins;

•	NTIC’s reliance upon and its relationships with its distributors, independent sales representatives and joint ventures;

•	NTIC’s reliance upon suppliers;

•	Oil prices, which may affect sales of NTIC’s ZERUST® products and services into the oil and gas industry;

•	The costs and effects of complying with laws and regulations and changes in tax, fiscal, government and other regulatory policies, including rules relating to environmental, health and safety matters;

•	Unforeseen product quality or other problems in the development, production and usage of new and existing products;

•	Unforeseen production expenses incurred in connection with new customers and new products;

•	Loss of or changes in executive management or key employees;

•	Ability of management to manage around unplanned events;

•	Pending and future litigation;

•	NTIC’s reliance on its intellectual property rights and the absence of infringement of the intellectual property rights of others;

•	NTIC’s ability to maintain effective internal control over financial reporting, especially in light of its joint venture arrangements;

•	Changes in applicable laws or regulations and NTIC’s failure to comply with applicable laws, rules and regulations;

•	Changes in generally accepted accounting principles and the effect of new accounting pronouncements;

•	Fluctuations in NTIC’s effective tax rate; and

•	NTIC’s reliance upon its management information systems.

For more information regarding these and other uncertainties and factors that could cause NTIC’s actual results to differ materially from what NTIC has anticipated in its forward-looking statements or otherwise could materially adversely affect its business, financial condition or operating results, see NTIC’s annual report on Form 10-K for the fiscal year ended August 31, 2016 under the heading “Part I. Item 1A. Risk Factors.”

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

Because the functional currency of NTIC’s foreign operations and investments in its foreign joint ventures is the applicable local currency, NTIC is exposed to foreign currency exchange rate risk arising from transactions in the normal course of business. NTIC’s principal exchange rate exposure is with the Euro, the Japanese yen, Indian Rupee, Chinese Renminbi, South Korean won and the English pound against the U.S. dollar. NTIC’s fees for services provided to joint ventures and dividend distributions from these foreign entities are paid in foreign currencies and thus fluctuations in foreign currency exchange rates could result in declines in NTIC’s reported net income. Since NTIC’s investments in its joint ventures are accounted for using the equity method, any changes in foreign currency exchange rates would be reflected as a foreign currency translation adjustment and would not change NTIC’s equity in income of joint ventures reflected in its consolidated statements of income. NTIC does not hedge against its foreign currency exchange rate risk.

Some raw materials used in NTIC’s products are exposed to commodity price changes. The primary commodity price exposures are with a variety of plastic resins.

At the option of NTIC, outstanding advances under NTIC’s $3,000,000 revolving line of credit with PNC Bank bear interest at either (a) an annual rate based on LIBOR plus 2.15% for the applicable LIBOR interest period selected by NTIC or (b) at the rate publicly announced by PNC Bank from time to time as its prime rate, and thus may subject NTIC to some market risk on interest rates. As of November 30, 2016, NTIC had no borrowings under the line of credit.

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

Changes in Internal Control over Financial Reporting

There was no change in NTIC’s internal control over financial reporting that occurred during the quarter ended November 30, 2016 that has materially affected, or is reasonably likely to materially affect NTIC’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 23, 2015, NTIC and NTI Asean LLC, a majority-owned subsidiary of NTIC, filed a lawsuit in Tianjin No 1 Intermediate People’s Court against two individuals, Tao Meng and Xu Hui, related to breaches of duties and contractual commitments owed to NTI Asean under certain agreements related to NTIC’s former joint venture in China, Tianjin Zerust Anti-Corrosion Technologies Ltd. The lawsuit alleges, among other things, that Mr. Tao Meng and Xu Hui have engaged in self-dealing, usurped business opportunities, and received economic benefits that were required to go to Tianjin Zerust. At this point it is too early in the lawsuit to reasonably estimate the amount of any recovery to NTI Asean.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Equity Securities

During the three months ended November 30, 2016, NTIC did not issue any shares of its common stock or other equity securities of NTIC that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

The following table shows NTIC’s first quarter of fiscal 2017 stock repurchase activity.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
September 1, 2016 through September 30, 2016	1,075	$12.70	0	(1)
October 1, 2016 through October 31, 2016	300	13.00	0	(1)
November 1, 2016 through November 30, 2016	4,200	12.89	0	(1	)(2)
Total	5,575	$12.86	0	(1	)(2)

(1)	On January 15, 2015, NTIC’s Board of Directors authorized the repurchase of up to $3,000,000 in shares of NTIC common stock through open market purchases or unsolicited or solicited privately negotiated transactions. This program has no expiration date but may be terminated by NTIC’s Board of Directors at any time.

(2)	As of November 30, 2016, up to $2,764,683 in shares of NTIC common stock remained available for repurchase under NTIC’s stock repurchase program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Extension of Line of Credit

On January 11, 2017, NTIC and PNC Bank entered into a letter agreement extending the maturity date of NTIC’s line of credit with PNC Bank retroactively from January 7, 2017 to January 7, 2018. All other terms of the line of credit and the loan agreement and other documents evidencing the line of credit remain the same. The foregoing represents only a summary of the material terms of the letter agreement, does not purport to be complete and is qualified in its entirety by reference to the complete text of the letter agreement, which is filed as Exhibit 10.1 to this report, and is incorporated by reference herein.

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

Consulting Arrangement with Bioplastic Polymers LLC

As previously disclosed, NTIC paid consulting fees to Bioplastic Polymers LLC which is owned by Ramani Narayan, Ph.D., one of NTIC’s directors, in the aggregate amount of $100,000 and royalty fees in an aggregate amount of $31,463 during the fiscal year ended August 31, 2016.  The consulting services rendered by Bioplastic Polymers LLC related to research and development associated with various new technologies and the royalty fees were paid pursuant to an oral agreement pursuant to which NTIC agreed to pay Bioplastic Polymers LLC and Dr. Narayan certain royalties on net sales of products incorporating the biodegradable polymer technology transferred to NTIC by Bioplastic Polymers LLC and Dr. Narayan in consideration of the transfer and assignment of such technology to NTIC.

On January 11, 2017, NTIC, Bioplastic Polymers LLC and Dr. Narayan entered into a consulting agreement which supersedes and replaces the oral agreements described above. Under the terms of the consulting agreement, Dr. Narayan must personally provide certain consulting services to NTIC relating to NTIC’s Natur-Tec® business and bioplastics program. The consulting agreement sets out terms for clear separation between Dr. Narayan’s work at Michigan State University (“University”) and any related University inventions and his work with NTIC and any related NTIC inventions. In exchange for the consulting services, NTIC has agreed to pay Dr. Narayan $12,000 per month. The term of the consulting agreement is five (5) years, and unless earlier terminated by the parties, will terminate on January 11, 2022. Either party may terminate the consulting agreement earlier upon thirty (30) days prior written notice. The consulting agreement will terminate automatically upon the death of Dr. Narayan or in the event of his disability that prevents him from performing the consulting services under the agreement. The foregoing represents only a summary of the material terms of the consulting agreement, does not purport to be complete and is qualified in its entirety by reference to the complete text of the consulting agreement, which is filed as Exhibit 10.2 to this report, and is incorporated by reference herein.

ITEM 6. EXHIBITS

The following exhibits are being filed or furnished with this quarterly report on Form 10-Q:

Exhibit No.	Description
10.1	Letter Agreement effective as of January 11, 2017 between PNC Bank, National Association and Northern Technologies International Corporation (filed herewith)
10.2	Consulting Agreement dated January 11, 2017 by and among Northern Technologies International Corporation, BioPlastic Polymers LLC, and Ramani Narayan, Ph.D. (filed herewith)
31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101	The following materials from NTIC’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Comprehensive Income (Loss), (iv) the unaudited Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

Date: January 17, 2017	Matthew C. Wolsfeld, CPA
Chief Financial Officer
(Principal Financial and Accounting Officer and
Duly Authorized to Sign on Behalf of the Registrant)

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
QUARTERLY REPORT ON FORM 10-Q

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
10.1	Letter Agreement effective as of January 11, 2017 between PNC Bank, National Association and Northern Technologies International Corporation	Filed herewith
10.2	Consulting Agreement dated January 11, 2017 by and among Northern Technologies International Corporation, BioPlastic Polymers LLC, and Ramani Narayan, Ph.D.	Filed herewith
31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101	The following materials from Northern Technologies International Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Comprehensive Income (Loss), (iv) the unaudited Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements	Filed herewith