Form 10-Q
period 2017-02-28
NORTHERN TECHNOLOGIES INTERNATIONAL CORP
filed 2017-04-11
CIK 875582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________

FORM 10-Q

(Mark one)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2017

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

As of April 11, 2017, there were 4,524,970 shares of common stock of the registrant outstanding.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

FORM 10-Q

February 28, 2017

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

As used in this report, references to “EXCOR” refer to NTIC’s joint venture in Germany, Excor Korrosionsschutz – Technologien und Produkte GmbH.

As used in this report, references to “Tianjin Zerust” refer to NTIC’s former joint venture in China, Tianjin-Zerust Anticorrosion Co., Ltd.

All trademarks, trade names or service marks referred to in this report are the property of their respective owners.

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AS OF FEBRUARY 28, 2017 (UNAUDITED)
AND AUGUST 31, 2016 (AUDITED)

	February 28, 2017	August 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,048,948	$3,395,274
Available for sale securities	748,254	2,243,864
Receivables:
Trade excluding joint ventures, less allowance for doubtful accounts of $40,000 at February 28, 2017 and August 31, 2016	5,916,486	4,755,320
Trade joint ventures	462,582	791,903
Fees for services provided to joint ventures	1,242,569	1,406,587
Income taxes	240,534	215,905
Inventories	8,052,207	7,711,287
Prepaid expenses	614,735	422,031
Total current assets	20,326,315	20,942,171

PROPERTY AND EQUIPMENT, NET	7,485,197	7,275,872

OTHER ASSETS:
Investments in joint ventures	21,059,113	19,840,774
Deferred income taxes	1,614,229	1,639,762
Patents and trademarks, net	1,305,039	1,278,597
Other	—	92,874
Total other assets	23,978,381	22,852,007
Total assets	$51,789,893	$51,070,050

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,565,903	$2,753,903
Accrued liabilities:
Payroll and related benefits	708,411	938,363
Other	687,164	301,836
Total current liabilities	4,961,478	3,994,102

COMMITMENTS AND CONTINGENCIES (Note 13)

EQUITY:
Preferred stock, no par value; authorized 10,000 shares; none issued and outstanding	—	—
Common stock, $0.02 par value per share; authorized 10,000,000 shares; issued and outstanding 4,524,970 and 4,533,416, respectively	90,499	90,668
Additional paid-in capital	13,879,361	13,798,567
Retained earnings	34,339,958	33,655,357
Accumulated other comprehensive loss	(4,015,577)	(3,009,617)
Stockholders’ equity	44,294,241	44,534,975
Non-controlling interest	2,534,174	2,540,973
Total equity	46,828,415	47,075,948
Total liabilities and equity	$51,789,893	$51,070,050

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2017 AND FEBRUARY 29, 2016

	Three Months Ended		Six Months Ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
NET SALES:
Net sales, excluding joint ventures	$8,309,586	$7,027,614	$17,191,551	$13,529,024
Net sales, to joint ventures	433,317	677,320	1,253,375	1,200,347
Total net sales	8,742,903	7,704,934	18,444,926	14,729,371

Cost of goods sold	5,870,186	5,268,224	12,482,952	10,143,647
Gross profit	2,872,717	2,436,710	5,961,974	4,585,724

JOINT VENTURE OPERATIONS:
Equity in income of joint ventures	1,383,139	952,667	2,657,143	1,936,420
Fees for services provided to joint ventures	1,184,028	971,042	2,499,619	2,456,471
Total joint venture operations	2,567,167	1,923,709	5,156,762	4,392,891

OPERATING EXPENSES:
Selling expenses	2,246,482	1,475,433	4,285,566	3,000,516
General and administrative expenses	1,842,528	1,806,557	4,314,308	3,981,164
Research and development expenses	742,037	1,113,525	1,384,559	2,117,622
Total operating expenses	4,831,047	4,395,515	9,984,433	9,099,302

OPERATING INCOME (LOSS)	608,837	(35,096)	1,134,303	(120,687)

INTEREST INCOME	4,516	14,384	8,079	28,557
INTEREST EXPENSE	(3,470)	(10,796)	(8,093)	(15,522)
OTHER INCOME	—	961	—	961

INCOME (LOSS) BEFORE INCOME TAX EXPENSE	609,883	(30,547)	1,134,289	(106,691)

INCOME TAX EXPENSE	124,909	40,466	242,622	36,964

NET INCOME (LOSS)	484,974	(71,013)	891,667	(143,655)

NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	98,008	36,776	207,062	198,485

NET INCOME (LOSS) ATTRIBUTABLE TO NTIC	$386,966	$(107,789)	$684,605	$(342,140)

NET INCOME (LOSS) ATTRIBUTABLE TO NTIC PER COMMON SHARE:
Basic	$0.09	$(0.02)	$0.15	$(0.08)
Diluted	$0.09	$(0.02)	$0.15	$(0.08)

WEIGHTED AVERAGE COMMON SHARES ASSUMED OUTSTANDING:
Basic	4,525,091	4,537,429	4,527,555	4,536,995
Diluted	4,562,024	4,537,429	4,559,485	4,536,995

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2017 AND FEBRUARY 29, 2016

	Three Months Ended		Six Months Ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
NET INCOME (LOSS)	$484,974	$(71,013)	$891,667	$(143,655)
Other comprehensive income (LOSS) – foreign currency translation adjustment	230,991	380,398	(1,019,821)	(484,730)

COMPREHENSIVE INCOME (LOSS)	715,965	309,385	(128,154)	(628,385)
COMPREHENSIVE INCOME ATTRIBUTABLE TO NON- CONTROLLING INTERESTS	132,829	21,377	193,200	186,152
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NTIC	$583,136	$288,008	$(321,354)	$(814,537)

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2017 AND FEBRUARY 29, 2016

	Six Months Ended
	February 28, 2017	February 29, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$891,667	$(143,655)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	195,832	223,715
Depreciation expense	385,583	321,437
Amortization expense	59,517	59,517
Equity in income from joint ventures	(2,657,143)	(1,936,420)
Deferred income taxes	24,987	—
Dividends received from joint ventures	564,934	4,054,606
Changes in current assets and liabilities:
Receivables:
Trade, excluding joint ventures	(1,177,496)	(165,856)
Trade, joint ventures	329,321	(118,640)
Fees for services provided to joint ventures	164,018	242,537
Income taxes	(16,484)	(355,200)
Inventories	(349,600)	111,146
Prepaid expenses and other	(103,671)	(162,301)
Accounts payable	915,538	(174,609)
Income tax payable	(91,282)	2,564
Accrued liabilities	40,854	(710,031)
Net cash (used in) provided by operating activities	(823,425)	1,248,810

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of available for sale securities	1,495,610	—
Purchase of available for sale securities	—	(705,638)
Additions to property and equipment	(599,063)	(346,872)
Additions to patents	(85,959)	(28,057)
Net cash provided by (used in) investing activities	810,588	(1,080,567)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividend received by non-controlling interest	(200,000)	(200,000)
Repurchase of common stock	(148,162)	(70,549)
Proceeds from employee stock purchase plan	32,955	34,963
Net cash used in financing activities	(315,207)	(235,586)

EFFECT OF EXCHANGE RATE CHANGES ON CASH:	(18,282)	(25,298)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(346,326)	(92,641)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,395,274	2,623,981

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,048,948	$2,531,340

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       INTERIM FINANCIAL INFORMATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all necessary adjustments, which are of a normal recurring nature, and present fairly the consolidated financial position of Northern Technologies International Corporation and its subsidiaries (the Company) as of February 28, 2017 and August 31, 2016 and the results of their operations for the three and six months ended February 28, 2017 and February 29, 2016 and their cash flows for the six months ended February 28, 2017 and February 29, 2016, in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).

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

Operating results for the three and six months ended February 28, 2017 are not necessarily indicative of the results that may be expected for the full fiscal year ending August 31, 2016.

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

In November 2015, FASB issued ASU 2015-17, Income Taxes (Topic 740) Balance Sheet Classification of Deferred Taxes, which requires that deferred tax assets and liabilities be classified as noncurrent in a classified balance sheet. The amendment takes effect for public entities for fiscal years beginning after December 15, 2017, with early adoption available. The Company adopted ASU 2015-17 as of August 31, 2016; and there was no material impact on its consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Stock Compensation, which is intended to simplify several aspects of the accounting for share-based payment award transactions. The guidance will be effective for the fiscal year beginning after December 15, 2016, including interim periods within that year. The Company is currently assessing the impact that ASU 2016-09 will have on its consolidated financial statements.

Although there are several other new accounting pronouncements issued or proposed by the FASB, which the Company has adopted or will adopt, as applicable, the Company does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial position or operating results.

3.       INVENTORIES

Inventories consisted of the following:

	February 28, 2017	August 31, 2016
Production materials	$1,302,043	$1,452,396
Finished goods	6,750,164	6,258,891
	$8,052,207	$7,711,287

4.       PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	February 28, 2017	August 31, 2016
Land	$310,365	$310,365
Buildings and improvements	6,980,663	6,528,252
Machinery and equipment	3,674,867	3,590,063
	10,965,895	10,428,680
Less accumulated depreciation	(3,480,698)	(3,152,808)
	$7,485,197	$7,275,872

5.       PATENTS AND TRADEMARKS, NET

Patents and trademarks, net consisted of the following:

	February 28, 2017	August 31, 2016
Patents and trademarks	$2,661,393	$2,575,435
Less accumulated amortization	(1,356,354)	(1,296,838)
	$1,305,039	$1,278,597

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

Financial information from the audited and unaudited financial statements of the Company’s joint ventures in Germany, Excor Korrosionsschutz – Technologien und Produkte GmbH (EXCOR), Harita-NTI LTD (INDIA), Zerust OY (FINLAND) and all the Company’s other joint ventures, are summarized as follows:

	As of February 28, 2017
	TOTAL	EXCOR	INDIA	FINLAND	All Other
Current assets	$51,803,644	$25,396,338	$4,342,356	$1,625,779	$20,439,171
Total assets	55,467,386	27,220,507	4,674,322	1,905,434	21,667,123
Current liabilities	13,028,897	3,027,106	1,485,452	484,988	8,031,351
Noncurrent liabilities	107,511	—	3,684	—	103,827
Joint ventures’ equity	42,330,978	24,193,401	3,185,186	1,420,446	13,531,945
Northern Technologies International Corporation’s share of joint ventures’ equity	21,059,113	12,096,702	1,592,593	710,221	6,659,597
Northern Technologies International Corporation’s share of joint ventures’ undistributed earnings	$18,984,898	$12,065,797	$727,771	$690,221	$5,501,109

	Six Months Ended February 28, 2017
	Total	EXCOR	INDIA	FINLAND	All Other
Net sales	$47,163,046	$18,285,432	$3,263,830	$1,726,555	$23,887,229
Gross profit	20,858,536	9,761,696	1,518,122	1,032,318	8,546,400
Net income	5,182,951	4,017,746	192,164	252,140	720,901
Northern Technologies International Corporation’s share of equity in income of joint ventures	$2,657,143	$2,006,441	$170,549	$126,361	$353,792
Northern Technologies International Corporation’s dividends received from joint ventures	$564,934	$—	$206,701	$200,768	$157,465

	As of August 31, 2016
	TOTAL	EXCOR	INDIA	FINLAND	All Other
Current assets	$48,922,924	$22,928,810	$4,027,016	$1,928,861	$20,038,237
Total assets	52,407,026	24,733,340	4,352,573	2,211,392	21,109,721
Current liabilities	12,433,700	3,485,213	1,097,231	546,506	7,304,730
Noncurrent liabilities	100,783	—	6,382	—	94,401
Joint ventures’ equity	39,872,543	21,248,109	3,248,960	1,664,886	13,710,588
Northern Technologies International Corporation’s share of joint ventures’ equity	19,840,774	10,624,056	1,624,480	832,442	6,759,796
Northern Technologies International Corporation’s share of joint ventures’ undistributed earnings	$17,779,912	$10,593,151	$759,658	$812,442	$5,614,661
Northern Technologies International Corporation's dividends received from joint ventures	$5,503,314	$4,364,700	$326,023	$206,516	$606,075

	Six Months Ended February 29, 2016
	Total	EXCOR	INDIA	FINLAND	All Other
Net sales	$42,000,424	$15,618,735	$3,036,404	$1,581,287	$21,763,999
Gross profit	18,523,102	8,059,186	1,450,777	943,141	8,069,998
Net income	3,872,728	2,960,951	316,292	207,973	387,512
Northern Technologies International Corporation’s share of equity in income of joint ventures	1,936,420	1,480,975	157,474	104,070	193,900
Northern Technologies International Corporation’s dividends received from joint ventures	$4,054,605	$32,523,000	$326,023	$206,516	$269,766

The Company did not make any joint venture investments during the six months ended February 28, 2017 and February 29, 2016.

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

8.       CORPORATE DEBT

The Company has a revolving line of credit with PNC Bank of $3,000,000. No amounts were outstanding under the line of credit as of both February 28, 2017 and August 31, 2016. At the option of the Company, outstanding advances under the line of credit bear interest at either (a) an annual rate based on LIBOR plus 2.15% for the applicable LIBOR interest period selected by the Company or (b) at the rate publicly announced by PNC Bank from time to time as its prime rate. Interest is payable in arrears (a) for the portion of advances bearing interest under the prime rate on the last day of each month during the term thereof and (b) for the portion of advances bearing interest under the LIBOR option on the last day of the respective LIBOR interest period selected for such advance. Any unpaid interest is payable on the maturity date. The revolving line of credit is secured by cash, receivables and inventory.

The revolving credit facility allows the Company to request that PNC Bank issue letters of credit up to $1,200,000. The Company did not have any letters of credit reserved against the available letters of credit balance as of February 28, 2017 and August 31, 2016 with PNC Bank. The availability of advances under the line of credit will be reduced by the face amount of any letter of credit issued and outstanding (whether or not drawn) under the revolving credit facility.

On January 11, 2017, the Company and PNC Bank extended the maturity date of the line of credit to January 7, 2018. All other terms of the line of credit and the loan agreement and other documents evidencing the line of credit remain the same.

As of February 28, 2017 and August 31, 2016, the Company had $75,201 and $71,599, respectively, of letters of credit with JP Morgan Chase Bank that are performance based and set to expire between 2020 and 2022.

9.       STOCKHOLDERS’ EQUITY

During the six months ended February 28, 2017, the Company repurchased and retired 11,475 shares of its common stock at a price of $12.92 per share. No stock options to purchase shares of common stock were exercised during the six months ended February 28, 2017.

The Company granted stock options under the Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan (the 2007 Plan) to purchase an aggregate of 56,677 shares of its common stock to various employees and directors during the six months ended February 28, 2017. The weighted average per share exercise price of the stock options is $13.40, which was equal to the fair market value of the Company’s common stock on the date of grant.

During the six months ended February 29, 2016, the Company repurchased and retired 5,461 shares of its common stock at a price of $12.92 per share. No stock options to purchase shares of common stock were exercised during the six months ended February 29, 2016.

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

The following is a reconciliation of the earnings per share computation for the three and six months ended February 28, 2017 and February 29, 2016:

	Three Months Ended		Six Months Ended
Numerators:	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Net income (loss) attributable to NTIC	$386,966	$(107,789)	$684,605	$(342,140)

Denominators:
Basic – weighted shares outstanding	4,525,091	4,537,429	4,527,555	4,536,995
Weighted shares assumed upon exercise of stock options	36,933	—	31,930	—
Diluted – weighted shares outstanding	4,562,024	4,537,429	4,559,485	4,536,995
Basic income (loss) per share:	$0.09	$(0.02)	$0.15	$(0.08)
Diluted income (loss) per share:	$0.09	$(0.02)	$0.15	$(0.08)

The dilutive impact summarized above relates to the periods when the average market price of the Company’s common stock exceeded the exercise price of the potentially dilutive option securities granted. Earnings per common share were based on the weighted average number of common shares outstanding during the periods when computing the basic earnings per share. When dilutive, stock options are included as equivalents using the treasury stock market method when computing the diluted earnings per share. There were 275,791 options outstanding as of February 28, 2017 that were dilutive.

Excluded from the computation of diluted income per share for the three and six months ended February 28, 2017 were options outstanding to purchase 48,067 shares of common stock. Excluded from the computation of diluted earnings per share for the three months ended February 29, 2016 were all options outstanding to purchase 283,181 shares of common stock, due to the Company’s net loss in the period.

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

The 2007 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, stock unit awards, performance awards and stock bonuses to eligible recipients to enable the Company and its subsidiaries to attract and retain qualified individuals through opportunities for equity participation in the Company, and to reward those individuals who contribute to the achievement of the Company’s economic objectives. Subject to adjustment as provided in the 2007 Plan, up to a maximum of 800,000 shares of the Company’s common stock are issuable under the 2007 Plan. Options granted under the 2007 Plan generally have a term of ten years and become exercisable over a three- or four-year period beginning on the one-year anniversary of the date of grant. Options are granted at per share exercise prices equal to the market value of the Company’s common stock on the date of grant. The Company issues new shares upon the exercise of options. As of February 28, 2017, only stock options and stock bonuses had been granted under the 2007 Plan.

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

The Company granted options to purchase an aggregate of 56,677 and 53,447 shares of its common stock during the six months ended February 28, 2017 and February 29, 2016, respectively. The fair value of option grants is determined at date of grant, using the Black-Scholes option pricing model with the assumptions listed below.  The Company recognized compensation expense of $195,832 and $223,715 during the six months ended February 28, 2017 and February 29, 2016, respectively, related to the options that vested during such time period. As of February 28, 2017, the total compensation cost for non-vested options not yet recognized in the Company’s consolidated statements of operations was $435,232, net of estimated forfeitures. Stock-based compensation expense of $195,832 is expected through the remainder of fiscal year 2017, and $159,600 and $79,800 is expected to be recognized during fiscal 2018 and fiscal 2019, respectively, based on outstanding options as of February 28, 2017. Future option grants will impact the compensation expense recognized. Stock-based compensation expense is included in general and administrative expense on the consolidated statements of operations.

The Company currently estimates a ten percent forfeiture rate for stock options and continually reviews this estimate for future periods.

The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions and results for the grants:

	Six Months Ended
	February 28, 2017	February 29, 2016
Dividend yield	0.00%	0.00%
Expected volatility	46.4%	46.0%
Expected life of option (in years)	10	10
Average risk-free interest rate	1.63%	1.63%

The weighted average per share fair value of options granted during six months ended February 28, 2017 and February 29, 2016 was $7.69 and $8.48, respectively. The weighted average remaining contractual life of the options outstanding as of February 28, 2017 and February 29, 2016 was 6.91 years and 6.96 years, respectively.

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

The following table sets forth the Company’s net sales for the three and six months ended February 28, 2017 and February 29, 2016 by segment:

	Three Months Ended		Six Months Ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
ZERUST® net sales	$7,228,027	$6,385,337	$15,312,705	$12,363,019
Natur-Tec® net sales	1,514,876	1,319,597	3,132,221	2,366,352
Total net sales	$8,742,903	$7,704,934	$18,444,926	$14,729,371

The following table sets forth the Company’s cost of goods sold for the three and six months ended February 28, 2017 and February 29, 2016 by segment:

	Three Months Ended				Six Months Ended
	February 28, 2017	% of Segment Sales*	February 29, 2016	% of Segment Sales*	February 28, 2017	% of Segment Sales*	February 29, 2016	% of Segment Sales*
Direct cost of goods sold
ZERUST®	$4,254,524	58.9%	$3,576,073	56.0%	$8,954,061	58.5%	$6,940,628	56.1%
Natur-Tec®	1,068,231	70.5%	984,938	74.6%	2,281,399	72.8%	1,819,197	76.9%
Indirect cost of goods sold	547,431	—	707,213	—	1,247,492	—	1,383,822	—
Total net cost of goods sold	$5,870,186		$5,268,224		$12,482,952		$10,143,647

______________________

*	The percent of segment sales is calculated by dividing the direct cost of goods sold for each individual segment category by the net sales for each segment category.

The Company utilizes product net sales and direct and indirect cost of goods sold for each product in reviewing the financial performance of a product type. Further allocation of Company expenses or assets, aside from amounts presented in the tables above, is not utilized in evaluating product performance, nor does such allocation occur for internal financial reporting.

Geographic Information

Net sales by geographic location for the three and six months ended February 28, 2017 and February 29, 2016 were as follows:

	Three Months Ended		Six Months Ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Inside the U.S.A. to unaffiliated customers	$5,245,092	$4,683,208	$10,395,832	$9,522,987
Outside the U.S.A to:
Joint ventures in which the Company is shareholder directly and indirectly	433,317	677,320	1,253,375	1,200,347
Unaffiliated customers	3,064,494	2,344,406	6,795,719	4,006,037
	$8,742,903	$7,704,934	$18,444,926	$14,729,371

Net sales by geographic location are based on the location of the customer. Fees for services provided to joint ventures by geographic location as a percentage of total fees for services provided to joint ventures during the three and six months ended February 28, 2017 and February 29, 2016 were as follows:

	Three Months Ended
	February 28, 2017	% of Total Fees for Services Provided to Joint Ventures	February 29, 2016	% of Total Fees for Services Provided to Joint Ventures
Germany	$199,509	16.8%	$192,869	19.9%
Poland	153,453	13.0%	145,765	15.0%
Japan	145,722	12.3%	137,476	14.2%
Thailand	87,627	7.4%	39,322	4.0%
Korea	86,103	7.3%	2,500	.3%
France	83,112	7.0%	73,112	7.5%
Sweden	77,464	6.5%	50,356	5.2%
Czech Republic	73,286	6.2%	64,381	6.6%
Finland	66,946	5.7%	52,896	5.5%
United Kingdom	53,241	4.5%	64,735	6.7%
India	74,196	6.3%	72,077	7.4%
Other	83,369	7.0%	75,553	7.7%
	$1,184,028	100.0%	$971,042	100.0%

	Six Months Ended
	February 28, 2017	% of Total Fees for Services Provided to Joint Ventures	February 29, 2016	% of Total Fees for Services Provided to Joint Ventures
Germany	$402,509	16.1%	$422,654	17.2%
Poland	302,657	12.1%	285,023	11.6%
Japan	291,759	11.7%	268,149	10.9%
Thailand	235,081	9.4%	263,063	10.7%
Korea	191,481	7.6%	171,902	7.0%
France	180,785	7.2%	162,785	6.6%
Sweden	164,525	6.6%	123,317	5.0%
Czech Republic	144,114	5.8%	121,933	5.0%
Finland	143,282	5.7%	121,829	5.0%
United Kingdom	139,372	5.6%	173,646	7.1%
India	138,731	5.6%	152,527	6.2%
Other	165,323	6.6%	189,643	7.7%
	$2,499,619	100.0%	$2,456,471	100.0%

Sales to the Company’s joint ventures are included in the foregoing geographic and segment information, however, sales by the Company’s joint ventures to other parties are not included. The foregoing geographic and segment information represents only sales and cost of goods sold recognized directly by the Company.

The geographical distribution of key financial statement data is as follows:

	At February 28, 2017	At August 31, 2016
Brazil	$63,765	$66,938
India	12,027	13,645
Germany	15,512	—
China	200,452	253,931
United States	7,193,441	6,941,358
Total long-lived assets	$7,485,197	$7,275,872

	Six Months Ended
	February 28, 2017	February 29, 2016
Brazil	$1,118,166	$997,636
India	733,581	549,402
Germany	217,496	—
China	3,296,299	1,439,754
United States	13,079,384	11,742,579
Total net sales	$18,444,926	$14,729,371

Total long-lived assets located in Brazil, India, Germany and China primarily consist of property and equipment. These assets are periodically reviewed to assure the net realizable value from the estimated future production based on forecasted sales exceeds the carrying value of the assets. Total assets located in the United States include the Company’s investments in joint ventures.

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

13.       COMMITMENTS AND CONTINGENCIES

On August 26, 2016, the Compensation Committee of the Board of Directors of the Company approved the material terms of an annual bonus plan for the Company’s executive officers as well as certain officers and employees for the fiscal year ending August 31, 2017. For fiscal 2017 as in past years, the total amount available under the bonus plan for all plan participants, including executive officers, is dependent upon the Company’s earnings before interest, taxes and other income, as adjusted to consider amounts to be paid under the bonus plan and certain other adjustments (Adjusted EBITOI). Each plan participant’s percentage of the overall bonus pool is based upon the number of plan participants, the individual’s annual base salary and the individual’s position and level of responsibility within the company. In the case of each of the Company’s executive officer participants, 75% of the amount of their individual bonus payout will be determined based upon the Company’s actual EBITOI for fiscal 2017 compared to a pre-established target EBITOI for fiscal 2017 and 25% of the payout will be determined based upon such executive officer’s achievement of certain pre-established individual performance objectives. The payment of bonuses under the plan are discretionary and may be paid to executive officer participants in both cash and shares of NTIC common stock, the exact amount and percentages will be determined by the Company’s Board of Directors, upon recommendation of the Compensation Committee, after the completion of the Company’s consolidated financial statements for fiscal 2017. There was $185,000 accrued for management bonuses for the six months ended February 28, 2017 compared to no accrual for management bonuses for the six months ended February 29, 2016.

Three joint ventures (consisting of the Company’s joint ventures in Korea, India and Thailand) accounted for 57.1% of the Company’s trade joint venture receivables at February 28, 2017 and accounted for 55.8% of the Company’s trade joint venture receivables at August 31, 2016.

On March 23, 2015, the Company and NTI Asean filed a lawsuit in Tianjin No 1 Intermediate People’s Court against two individuals, Tao Meng and Xu Hui, related to breaches of duties and contractual commitments owed to NTI Asean under certain agreements related to the Company’s former joint venture in China, Tianjin Zerust Anti-Corrosion Technologies Ltd (Tianjin Zerust). The lawsuit alleges, among other things, that Mr. Tao Meng and Xu Hui have engaged in self-dealing, usurped business opportunities, and received economic benefits that were required to go to Tianjin Zerust. As of February 28, 2017, the Company is not able to reasonably estimate the amount of any recovery to NTI Asean, if any.

On April 21, 2015, the Company and NTI Asean initiated a lawsuit in the District Court for the Second Judicial District, County of Ramsey, State of Minnesota against Cortec Corporation alleging, among other things, that Cortec Corporation aided and abetted breaches of duties and contractual commitments owed to the Company and NTI Asean related to the Company’s joint venture in China, Tianjin Zerust. On November 23, 2017, NTIC and NTI Asean moved for partial summary judgment on their breach of contract claim. Cortec cross-moved for summary judgment on all NTIC’s and NTI Asean’s claims and moved to dismiss the amended supplemental complaint for failure to join an indispensable party. On February 16, 2017, the Court denied the parties’ cross-motions for dispositive relief and sua sponte dismissed the Company’s and NTI Asean’s claims based on a non-exclusive forum-selection clause contained in a settlement agreement between the parties. On March 9, 2017, the Court denied the Company’s and NTI Asean’s request to move for reconsideration of the Court’s February 16, 2017 Order. The Company and NTI Asean are currently evaluating their options related to this litigation.

From time to time, the Company is subject to various other claims and legal actions in the ordinary course of its business. The Company records a liability in its consolidated financial statements for costs related to claims, including future legal costs, settlements and judgments, where the Company has assessed that a loss is probable and an amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range, the Company records the most probable estimate of the loss or the minimum amount when no amount within the range is a better estimate than any other amount. The Company discloses a contingent liability even if the liability is not probable or the amount is not estimable, or both, if there is a reasonable possibility that material loss may be have been incurred. In the opinion of management, as of February 28, 2017, the amount of liability, if any, with respect to these matters, individually or in the aggregate, will not materially affect the Company’s consolidated results of operations, financial position or cash flows.

14.       Fair Value Measurements

Assets and liabilities that are measured at fair value on a recurring basis primarily relate to marketable equity securities. These items are marked-to-market at each reporting period.

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurements Using Inputs Considered as
	Fair Value as of February 28, 2017	Level 1	Level 2	Level 3
Available for sale securities	$748,254	$748,254	$—	$—

		Fair Value Measurements Using Inputs Considered as
	Fair Value as of August 31, 2016	Level 1	Level 2	Level 3
Available for sale securities	$2,243,864	$2,243,864	$—	$—

There were no transfers between Level 1, Level 2, or Level 3 during the three and six months ended February 28, 2017 and February 29, 2016.

15.       SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information consist of:

	Three Months Ended
	February 28, 2017	February 29, 2016
Cash paid for interest	$3,470	$10,796
Cash paid for income taxes	—	—

	Six Months Ended
	February 28, 2017	February 29, 2016
Cash paid for interest	$8,093	$15,522
Cash paid for income taxes	—	—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

NTIC’s ZERUST® rust and corrosion inhibiting products include plastic and paper packaging, liquids and coatings, rust removers and cleaners, diffusers and engineered solutions designed specifically for the oil and gas industry. NTIC also offers worldwide on-site technical consulting for rust and corrosion prevention issues. NTIC’s technical service consultants work directly with the end users of NTIC’s ZERUST® rust and corrosion inhibiting products to analyze their specific needs and develop systems to meet their technical requirements. In North America, NTIC sells its ZERUST® corrosion prevention solutions through a network of independent distributors and agents supported by a direct sales force. Internationally, NTIC sells its ZERUST® corrosion prevention solutions through its wholly-owned subsidiary in China, NTIC (Shanghai) Co., Ltd. (NTIC China), its majority-owned joint venture holding company for NTIC’s joint venture investments in the Association of Southeast Asian Nations (ASEAN) region, its majority-owned subsidiary in Brazil, Zerust Prevenção de Corrosão S.A. (Zerust Brazil), and its wholly-owned subsidiary in Mexico, ZERUST-EXCOR MEXICO, S. de R.L. de C.V (Zerust Mexico), and joint venture arrangements in North America, Europe and Asia. NTIC also sells products directly to its joint venture partners through its wholly-owned subsidiary in Germany, NTIC Europe GmbH (NTI Europe).

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

Natur-Tec® biobased and compostable plastics are manufactured using NTIC’s patented and/or proprietary technologies and are intended to replace conventional petroleum-based plastics. The Natur-Tec® biopolymer resin compound portfolio includes formulations that have been optimized for a variety of applications including blown-film extrusion, extrusion coating, injection molding, and engineered plastics. These resin compounds are certified to be fully biodegradable in a composting environment and are currently being used to produce finished products including can liners, shopping and grocery bags, lawn and leaf bags, pet waste collection bags, cutlery and coated paper products. In North America, NTIC markets its Natur-Tec® resin compounds and finished products primarily through a network of regional and national distributors as well as independent agents. NTIC continues to see significant opportunities for finished bioplastic products and, therefore, continues to strengthen and expand its North American distribution network for finished Natur-Tec® bioplastic products. Internationally, NTIC sells its Natur-Tec® resin compounds and finished products both directly and through its majority-owned subsidiary in India, Natur-Tec India Private Limited (Natur-Tec India), and through certain joint ventures.

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

NTIC’s Subsidiaries and Joint Venture Network

NTIC has ownership interests in six subsidiaries in North America, Europe and Asia. The following table sets forth a list of NTIC’s operating subsidiaries as of February 28, 2017, the country in which the subsidiary is organized and NTIC’s ownership percentage in each subsidiary:

Joint Venture Name	Country	NTIC Percent (%) Ownership
NTIC (Shanghai) Co., Ltd	China	100%
NTI Asean LLC	United States	60%
Zerust Prevenção de Corrosão S.A.	Brazil	85%
ZERUST-EXCOR MEXICO, S. de R.L. de C.V	Mexico	100%
Natur-Tec India Private Limited	India	90%
NTIC Europe GmbH	Germany	100%

The results of these subsidiaries are fully consolidated in NTIC’s consolidated financial statements.

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

NTIC’s consolidated net sales increased 13.5% and 25.2% during the three and six months ended February 28, 2017, respectively, compared to the three and six months ended February 29, 2016. These increases were primarily a result of an increase in sales of ZERUST® rust and corrosion inhibiting packaging products, sales to joint ventures and sales of Natur-Tec® products.

During the three and six months ended February 28, 2017, 82.7% and 83.0% of NTIC’s consolidated net sales, respectively, were derived from sales of ZERUST® products and services, which increased 13.2% and 23.9% to $7,228,027 and $15,312,705 during the three and six months ended February 28, 2017, respectively, compared to $6,385,337 and $12,363,019 during the three and six months ended February 29, 2016, respectively. These increases were due to higher sales from existing customers for new and existing products as a result of increased demand. NTIC has expanded its sales efforts of ZERUST® products and services by strategically targeting customers with specific corrosion issues in new market areas, including the oil and gas industry and other industrial sectors that offer sizable growth opportunities. NTIC’s consolidated net sales for the six months ended February 28, 2017 included $952,240 of sales made to customers in the oil and gas industry compared to $717,570 for the six months ended February 29, 2016. Overall demand for ZERUST® products and services depends heavily on the overall health of the markets in which NTIC sells its products, including the automotive, oil and gas, agriculture, and mining markets. In addition, we believe demand for ZERUST® products and services in the oil and gas industry may be dependent upon oil prices, with low oil prices causing existing or potential customers to delay purchases and installations.

During the three and six months ended February 28, 2017, 17.3% and 17.0%, of NTIC’s consolidated net sales were derived from sales of Natur-Tec® products compared to 17.1% and 16.1% during the three and six months ended February 29, 2016, respectively. Net sales of Natur-Tec® products increased 14.8% and 32.4% during the three and six months ended February 28, 2017 compared to the three and six months ended February 29, 2016, respectively. These increases were primarily due to an increase in finished product sales in North America and finished product sales at NTIC’s majority-owned subsidiary in India, Natur-Tec India Private Limited (Natur-Tec India).

Cost of goods sold as a percentage of net sales decreased to 67.1% during the three months ended February 28, 2017 compared to 68.4% during the three months ended February 29, 2016 and decreased to 67.7% during the six months ended February 28, 2017 compared to 68.9% during the prior fiscal year period. These decreases were primarily due to increased sales of ZERUST® products and services in the oil and gas industry which carry higher margins than NTIC’s ZERUST® industrial products and services.

NTIC’s equity in income of joint ventures increased 45.2% and 37.2% to $1,383,139 and $2,657,143, respectively, during the three and six months ended February 28, 2017 compared to $952,667 and $1,936,420 during the three and six months ended February 29, 2016, respectively. These increases were primarily due to increases in profitability at the joint ventures. Total net sales of NTIC’s joint ventures increased 14.1% and 12.3% to $22,962,599 and $47,163,046 during the three and six months ended February 28, 2017, respectively, compared to $20,129,215 and $42,000,424 for the three and six months ended February 29, 2016, respectively. These increases were due primarily to higher sales from existing customers for new and existing products as a result of increased demand.

NTIC’s total operating expenses increased 9.7%, or $885,131, to $9,984,433 during the six months ended February 28, 2017 compared to the six months ended February 29, 2016. This increase was primarily due to an increase in legal expenses in North America related to the litigation against Cortec Corporation of $250,000 and an increase in operating expenses at NTIC China of $118,000. Such expenses consisted primarily of selling and personnel expense associated with the increase in sales in China. Additionally, there was a management bonus accrual of $185,000 made during the six months ended February 28, 2017 compared to no bonus accrual for the six months ended February 29, 2016.

NTIC spent $1,384,559 and $2,117,622 of expense during the six months ended February 28, 2017 and February 29, 2016, respectively, in connection with its research and development activities. NTIC anticipates that it will spend between $2,200,000 and $2,800,000 in fiscal 2017 on research and development activities. This anticipated significant decrease from fiscal 2016 is due to the transition of efforts from research and development to selling, general and administrative areas, specifically as they relate to Natur-Tec® and the ZERUST® oil and gas business since most of the expenses related to these business units are no longer in the research and development phase of product development.

Net income attributable to NTIC increased $494,755 to $386,966, or $0.09, per diluted common share, for the three months ended February 28, 2017 compared to net loss of $(107,789), or $(0.02) per diluted common share, for the three months ended February 29, 2016. Net income attributable to NTIC increased 300.1%, to $684,605, or $0.15 per diluted common share, for the six months ended February 28, 2017 compared to net loss attributable to NTIC of $(342,140), or $(0.08) per diluted common share, for the six months ended February 29, 2016. These increases were primarily the result of the increase in gross profit, partially offset by the increase in operating expenses.

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

NTIC’s working capital was $15,364,837 at February 28, 2017, including $3,048,948 in cash and cash equivalents and $748,254 in available for sale securities, compared to $16,948,069 at August 31, 2016, including $3,395,274 in cash and cash equivalents and $2,243,864 in available for sale securities.

Results of Operations

The following tables set forth NTIC’s results of operations for the three and six months ended February 28, 2017 and February 29, 2016.

	Three Months Ended
	February 28, 2017	% of Net Sales	February 29, 2016	% of Net Sales	$ Change	% Change
Net sales, excluding joint ventures	$8,309,586	95.0%	$7,027,614	91.2%	$1,281,972	16.6%
Net sales, to joint ventures	433,317	5.0%	677,320	8.8%	(244,003)	(36.0%)
Cost of goods sold	5,870,186	67.1%	5,268,224	68.4%	601,962	11.4%
Equity in income of joint ventures	1,383,139	15.8%	952,667	12.4%	430,472	45.2%
Fees for services provided to joint ventures	1,184,028	13.5%	971,042	12.6%	212,986	21.9%
Selling expenses	2,246,482	25.7%	1,475,433	19.1%	771,049	52.3%
General and administrative expenses	1,842,528	21.1%	1,806,557	23.5%	35,971	2.0%
Research and development expenses	742,037	8.5%	1,113,525	14.5%	(371,488)	(33.4%)

	Six Months Ended
	February 28, 2017	% of Net Sales	February 29, 2016	% of Net Sales	$ Change	% Change
Net sales, excluding joint ventures	$17,191,551	93.2%	$13,529,024	91.9%	$3,662,527	27.1%
Net sales, to joint ventures	1,253,375	6.8%	1,200,347	8.1%	53,028	4.4%
Cost of goods sold	12,482,952	67.7%	10,143,647	68.9%	2,339,305	23.1%
Equity in income of joint ventures	2,657,143	14.4%	1,936,420	13.1%	720,723	37.2%
Fees for services provided to joint ventures	2,499,619	13.6%	2,456,471	16.7%	43,148	1.8%
Selling expenses	4,285,566	23.2%	3,000,516	20.4%	1,285,050	42.8%
General and administrative expenses	4,314,308	23.4%	3,981,164	22.9%	333,144	8.4%
Research and development expenses	1,384,559	7.5%	2,117,622	14.4%	(733,063)	(34.6%)

Net Sales. NTIC’s consolidated net sales increased 13.5% and 25.2% to $8,742,903 and $18,444,926, during the three and six months ended February 28, 2017, respectively, compared to the three and six months ended February 29, 2016. These increases were primarily a result of an increase in sales of ZERUST® rust and corrosion inhibiting packaging products, sales to joint ventures and sales of Natur-Tec® products. NTIC’s consolidated net sales to unaffiliated customers excluding NTIC’s joint ventures increased 16.6% and 27.1% to $8,309,586 and $17,191,551 during the three and six months ended February 28, 2017, respectively, compared to the same respective prior fiscal year periods. These increases were primarily a result of increased demand from the addition of new customers at NTI China and an increase in sale of our Natur-Tec® products. Net sales to joint ventures decreased 36.0% and increased 4.4% to $433,317 and $1,253,375 during the three and six months ended February 28, 2017, respectively, compared to the same respective prior fiscal year periods. These changes were primarily the result of the timing of shipments during the quarter and at quarter end.

The following table sets forth NTIC’s net sales for the three and six months ended February 28, 2017 and February 29, 2016 by segment:

	Three Months Ended		Six Months Ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Total ZERUST® sales	$7,228,027	$6,385,337	$15,312,705	$12,363,019
Total Natur-Tec® sales	1,514,876	1,319,597	3,132,221	2,366,352
Total net sales	$8,742,903	$7,704,934	$18,444,926	$14,729,371

During the three and six months ended February 28, 2017, 82.7% and 83.0% of NTIC’s consolidated net sales, respectively, were derived from sales of ZERUST® products and services, which increased 13.2% and 23.9% to $7,228,027 and $15,312,705 during the three and six months ended February 28, 2017, respectively, compared to $6,385,337 and $12,363,019 during the three and six months ended February 29, 2016, respectively. These increases were due to increased demand from existing customers and the addition of new customers. NTIC has strategically focused its sales efforts for ZERUST® products and services on customers with sizeable corrosion problems in industry sectors that offer sizable growth opportunities, including the oil and gas sector. Overall demand for ZERUST® products and services depends heavily on the overall health of the market segments to which NTIC sells its products, including the automotive, oil and gas, agriculture, and mining markets in particular. In addition, we believe demand for ZERUST® products and services in the oil and gas industry may be dependent upon oil prices, with low oil prices causing existing or potential customers to delay purchases and installations.

The following table sets forth NTIC’s net sales of ZERUST® products for the three and six months ended February 28, 2017 and February 29, 2016:

	Three Months Ended
	February 28, 2017	February 29, 2016	$ Change	% Change
ZERUST® industrial net sales	$6,588,801	$5,330,686	$1,258,115	23.6%
ZERUST® joint venture net sales	433,317	677,320	(244,003)	(36.0%)
ZERUST® oil & gas net sales	205,909	377,331	(171,422)	(45.4%)
Total ZERUST® net sales	$7,228,027	$6,385,337	$842,690	13.2%

	Six Months Ended
	February 28, 2017	February 29, 2016	$ Change	% Change
ZERUST® industrial net sales	$13,107,090	$10,445,102	$2,661,988	25.5%
ZERUST® joint venture net sales	1,253,375	1,200,347	53,028	4.4%
ZERUST® oil & gas net sales	952,240	717,570	234,670	32.7%
Total ZERUST® net sales	$15,312,705	$12,363,019	$2,949,686	23.9%

NTIC’s net sales to the oil and gas industry sector decreased during the three months ended February 28, 2017 compared to the prior fiscal year period primarily as a result of volatility in that sector and the timing of projects. NTIC’s net sales to the oil and gas industry sector increased during the six months ended February 28, 2017 compared to the prior fiscal year period primarily as a result of increased sales to India as a result of increased demand. NTIC anticipates that its sales of ZERUST® products and services into the oil and gas industry will continue to remain subject to significant volatility from quarter to quarter as sales are recognized, specifically due to the volatility of oil prices.

During the three and six months ended February 28, 2017, 17.3% and 17.0% of NTIC’s consolidated net sales, respectively, were derived from sales of Natur-Tec® products, which increased 14.8% and 32.4% to $1,514,876 and $3,132,221 during the three and six months ended February 28, 2017, respectively, compared to the three and six months ended February 29, 2016. Such increases were due to the addition of new customers in North America and India as well as increased sales by existing distributors. Demand for Natur-Tec® products around the world depends primarily on market acceptance and the reach of NTIC’s distribution network. Because of the typical size of individual orders and overall size of NTIC’s net sales derived from sales of Natur-Tec® products, the timing of one or more orders can materially affect NTIC’s quarterly sales of Natur-Tec® products and the comparisons to prior fiscal year quarters.

Cost of Goods Sold. Cost of goods sold increased 11.4% and 23.1% for the three and six months ended February 28, 2017, respectively, compared to the three and six months ended February 29, 2016. These increases were primarily as a result of the corresponding increased sales levels. Cost of goods sold as a percentage of net sales decreased to 67.1% during the three months ended February 28, 2017 compared to 68.4% the three months ended February 29, 2016 and decreased to 67.7% during the six months ended February 28, 2017 compared to 68.9% during the six months ended February 29, 2016. These decreases were primarily as a result of increased net sales and cost reductions realized on the raw materials associated with NTIC’s ZERUST® industrial products.

Equity in Income of Joint Ventures. NTIC’s equity in income of joint ventures increased 45.2% and 37.2% to $1,383,139 and $2,657,143 during the three and six months ended February 28, 2017, respectively, compared to equity in income of joint ventures of $952,667 and $1,936,420 during the three and six months ended February 29, 2016, respectively. These increases were primarily a result of improved sales and profitability at the joint ventures. Of the total equity in income of joint ventures, NTIC had equity in income of joint ventures of $2,006,441 attributable to EXCOR during the six months ended February 28, 2017 compared to $1,480,975 attributable to EXCOR during the six months ended February 29, 2016. NTIC had equity in income of joint ventures of $170,549 attributable to India during the six months ended February 28, 2017 compared to $157,474 attributable to India during the six months ended February 29, 2016. NTIC had equity in income of joint ventures of $126,361 attributable to Finland during the six months ended February 28, 2017 compared to $104,070 attributable to Finland during the six months ended February 29, 2016. NTIC had equity in income of all other joint ventures of $353,792 during the six months ended February 28, 2017 compared to $193,900 during the six months ended February 29, 2016.

Fees for Services Provided to Joint Ventures. NTIC recognized fee income for services provided to joint ventures of $1,184,028 and $2,499,619 during the three and six months ended February 28, 2017, respectively, compared to $971,042 and $2,456,471 during the three and six months ended February 29, 2016, respectively, representing increases of 21.9% and 1.8%, respectively. Fee income for services provided to joint ventures is traditionally a function of sales made by NTIC’s joint ventures. Total net sales of NTIC’s joint ventures increased to $22,962,599 and $47,163,046 during the three and six months ended February 28, 2017, respectively, compared to $20,129,215 and $42,000,424 for the three and six months ended February 29, 2016, respectively.

Net sales of NTIC’s joint ventures are not included in NTIC’s net sales in NTIC’s consolidated financial statements or in any description of NTIC’s net sales. Of the total fee income for services provided to joint ventures, fees of $402,509 were attributable to EXCOR during the six months ended February 28, 2017 compared to $422,654 attributable to EXCOR during the six months ended February 29, 2016. Fees of $138,731 were attributable to India during the six months ended February 28, 2017 compared to $152,527 attributable to India during the six months ended February 29, 2016. Fees of $143,282 were attributable to Finland during the six months ended February 28, 2017 compared to $121,829 attributable to Finland during the six months ended February 29, 2016.

Selling Expenses. NTIC’s selling expenses increased 52.3% and 42.8% for the three and six months ended February 28, 2017, respectively, compared to the same respective periods in fiscal 2016 due to the transition of focus from research and development to selling, specifically as they relate to Natur-Tec® and the ZERUST® oil and gas business, since most of the expenses related to these business units are no longer in the research and development phase of product development. Selling expenses as a percentage of net sales increased to 25.7% and 23.2% for the three and six months ended February 28, 2017, respectively, from 19.1% and 20.4% during the three and six months ended February 29, 2016, respectively. The increases in selling expenses as a percentage of net sales were due primarily to the transition of expenses as noted above.

General and Administrative Expenses. NTIC’s general and administrative expenses increased 2.0% and 8.4% for the three and six months ended February 28, 2017, respectively, compared to the same respective periods in fiscal 2016 due primarily to the transition of expenses that were previously focused on research and development efforts, but now relate to general and administrative focus, specifically as they relate to Natur-Tec® and the ZERUST® oil and gas business, since most of the expenses related to these business units are no longer in the research and development phase of product development. NTIC’s general and administrative expenses also increased due to an increase in legal expenses in North America related to the litigation against Cortec Corporation. NTIC incurred expense of $477,000 during the six months ended February 28, 2017, compared to $221,000 during the six months ended February 29, 2016. As a percentage of net sales, general and administrative expenses decreased to 21.1% for the three months ended February 28, 2017, from 23.5% and to 23.4% for the six months ended February 28, 2017, from 27.0%. The decrease in general and administrative expenses as a percentage of net sales for the three and six-month comparison was due primarily to the increase in net sales, partially offset by the increase in general and administrative expenses, as previously described.

Research and Development Expenses. NTIC’s research and development expenses decreased 33.4% and 34.6% for the three and six months ended February 28, 2017 compared to the same respective periods in fiscal 2016. These decreases were due primarily to the transition of resources that were previously devoted towards research and development to selling and general and administrative efforts, as previously described.

Interest Income. NTIC’s interest income decreased to $4,516 during the three months ended February 28, 2017 and $8,079 during the six months ended February 28, 2017, compared to $14,384 and $28,557 during the three and six months ended February 29, 2016, respectively, due primarily to lower average cash balances.

Interest Expense. NTIC’s interest expense decreased to $3,470 during the three months ended February 28, 2017 compared to $10,796 during the three months ended February 29, 2016 and decreased to $8,093 during the six months ended February 28, 2017 compared to $15,522 during the six months ended February 29, 2016.

Income (Loss) Before Income Tax Expense. NTIC incurred income before income tax expense of $609,883 and $1,134,289 for the three and six months ended February 28, 2017, respectively, compared to loss before income tax expense of $30,547 and $106,691 for the three and six months ended February 29, 2016, respectively.

Income Tax Expense. Income tax expense was $124,909 and $242,622 during the three and six months ended February 28, 2017, respectively, compared income tax expense of $40,466 and $36,964 during the three and six months ended February 29, 2016, respectively. Income tax expense was calculated based on management’s estimate of NTIC’s annual effective income tax rate.

NTIC considers the earnings of certain foreign joint ventures to be indefinitely invested outside the United States based on estimates that NTIC’s future domestic cash generation will be sufficient to meet future domestic cash needs. Thus, U.S. income and foreign withholding taxes have not been recognized on the cumulative undistributed earnings of $18,984,898 and $17,779,912 at February 28, 2017 and August 31, 2016, respectively. To the extent undistributed earnings of NTIC’s joint ventures are distributed in the future, they are not expected to result in any material additional income tax liability after the application of foreign tax credits

Other Comprehensive Income (Loss) - Foreign Currency Translations Adjustment. The significant changes in the foreign currency translations adjustment was due to the strengthening of the U.S. dollar compared to the Euro and other foreign currencies during the three and six months ended February 28, 2017 compared to the same respective periods in fiscal 2016.

Liquidity and Capital Resources

Sources of Cash and Working Capital. As of February 28, 2017, NTIC’s working capital was $15,364,837, including $3,048,948 in cash and cash equivalents and $748,254 in available for sale securities, compared to $16,948,069 at August 31, 2016, including $3,395,274 in cash and cash equivalents and $2,243,864 in available for sale securities.

As of February 28, 2017, NTIC had a revolving line of credit with PNC Bank of $3,000,000, with no amounts outstanding. The line of credit is evidenced by an amended and restated committed line of credit note in the principal amount of up to $3,000,000. The line of credit has a $1,200,000 standby letter of credit sub-facility, with any standby letters of credit issued thereunder being at the sole discretion of PNC Bank. The line of credit is subject to standard covenants, including affirmative financial covenants, such as the maintenance of a minimum fixed charge coverage ratio, and negative covenants, which, among other things, limit the incurrence of additional indebtedness, loans and equity investments, disposition of assets, mergers and consolidations and other matters customarily restricted in such agreements. Under the loan agreement, NTIC is subject to a minimum fixed charge coverage ratio of 1.10:1.00. As of February 28, 2017, NTIC was in compliance with all debt covenants.

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

Uses of Cash and Cash Flows. Net cash used in operating activities during the six months ended February 28, 2017 was $823,425, which resulted principally from NTIC’s equity in income from joint ventures, dividends received from joint ventures, increases in trade receivables, inventory, prepaid expenses, accrued liabilities, and income tax payable, partially offset by NTIC’s net income, depreciation and amortization. Net cash provided by operating activities during the six months ended February 29, 2016 was $1,248,810, which resulted principally from NTIC’s equity in income from joint ventures, dividends from joint ventures, a decrease in accrued liabilities and increases in receivables and prepaid expenses, partially offset by depreciation and amortization.

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

NTIC experienced an increase in trade receivables and inventory as of February 28, 2017 compared to August 31, 2016. Trade receivables excluding joint ventures as of February 28, 2017 increased $1,161,166 compared to August 31, 2016, primarily related to the timing of collections and the increase in sales. Outstanding trade receivables excluding joint ventures balances as of February 28, 2017 increased 15 days to an average of 65 days from balances outstanding from these customers as of August 31, 2016. Outstanding trade receivables from joint ventures as of February 28, 2017 decreased $329,321 compared to August 31, 2016 primarily due to the timing of payments. Outstanding balances from trade receivables from joint ventures decreased as of February 28, 2017 by an average of 20 days from an average of 96 days from balances outstanding from these customers compared to August 31, 2016. The significant average days outstanding of trade receivables from joint ventures as of February 28, 2017 were primarily due to the receivables balances at NTIC’s joint venture in South Korea.

Outstanding receivables for services provided to joint ventures as of February 28, 2017 decreased $164,018 compared to August 31, 2016, which resulted in a decrease of 3 days of fees receivable outstanding as of February 28, 2017 to an average of 95 days compared to August 31, 2016.

Net cash provided by investing activities for the six months ended February 28, 2017 was $810,588, which was primarily the result of the proceeds from the sale of available for sale securities, offset by additions to property and equipment and additions to patents. Net cash used in investing activities for the six months ended February 29, 2016 was $1,080,567, which was primarily the result of cash used in the purchase of available for sale securities, additions to property and equipment and additions to patents.

Net cash used in financing activities for the six months ended February 28, 2017 was $315,207, which resulted from a dividend paid to a non-controlling interest and the repurchase of common stock, partially offset by proceeds from NTIC’s employee stock purchase plan. Net cash used in financing activities for the six months ended February 29, 2016 was $235,586, which resulted from a dividend paid to a non-controlling interest and the repurchase of common stock, partially offset by proceeds from NTIC’s employee stock purchase plan.

Share Repurchase Plan. On January 15, 2015, NTIC’s Board of Directors authorized the repurchase of up to $3,000,000 in shares of NTIC common stock through open market purchases or unsolicited or solicited privately negotiated transactions. This program has no expiration date but may be terminated by NTIC’s Board of Directors at any time. As of February 28, 2017, up to $2,688,605 in shares of NTIC common stock remained available for repurchase under NTIC’s stock repurchase program.

Capital Expenditures and Commitments. NTIC spent $599,063 on capital expenditures during the six months ended February 28, 2017 and expects to spend an aggregate of approximately $700,000 to $800,000 on capital expenditures during fiscal 2017, which it expects will relate primarily to the purchase of new equipment.

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

Inflation and Seasonality

Inflation in the United States and abroad historically has had little effect on NTIC. Although NTIC’s business historically has not been seasonal, NTIC believes there is now some seasonality in its business. NTIC believes that its net sales in second fiscal quarter were adversely affected by the long Chinese New Year, the North American holiday season and overall less corrosion taking place at lower winter temperatures worldwide.

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

At the option of NTIC, outstanding advances under NTIC’s $3,000,000 revolving line of credit with PNC Bank bear interest at either (a) an annual rate based on LIBOR plus 2.15% for the applicable LIBOR interest period selected by NTIC or (b) at the rate publicly announced by PNC Bank from time to time as its prime rate, and thus may subject NTIC to some market risk on interest rates. As of February 28, 2017, NTIC had no borrowings under the line of credit.

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

Forward-looking statements are based on current expectations about future events affecting NTIC and are subject to uncertainties and factors that affect all businesses operating in a global market as well as matters specific to NTIC. These uncertainties and factors are difficult to predict and many of them are beyond NTIC’s control. The following are some of the uncertainties and factors known to us that could cause NTIC’s actual results to differ materially from what NTIC has anticipated in its forward-looking statements:

•	NTIC’s operations in China, the termination of the joint venture agreements with Tianjin Zerust, and the anticipated liquidation of Tianjin Zerust and the effect of these events on NTIC’s business and future operating results;

•	NTIC’s ongoing litigation against Mr. Tao Meng, its former joint venture partner, and NTIC’s options relating to the recent dismissal of its litigation against Cortec Corporation, and the effect of these legal matters and the expense associated therewith on NTIC’s business and future operating results;

•	The effect of current worldwide economic conditions and any turmoil and disruption in the global credit and financial markets on NTIC’s business;

•	The variability in NTIC’s sales of ZERUST® products and services into oil and gas industry and Natur-Tec® products and NTIC’s equity income of joint ventures, which variability in sales and equity in income of joint venture in turn, subject NTIC’s earnings to quarterly fluctuations;

•	Risks associated with NTIC’s international operations and exposure to fluctuations in foreign currency exchange rates and import duties and taxes;

•	The effect of the referendum vote of the United Kingdom to exit the European Union on NTIC’s operating results, including in particular future net sales of NTIC’s European and other joint ventures;

•	The health of the U.S. automotive industry on NTIC’s business;

•	NTIC’s dependence on the success of its joint ventures and fees and dividend distributions that NTIC receives from them;

•	NTIC’s relationships with its joint ventures and its ability to maintain those relationships, especially in light of anticipated succession planning issues;

•	Fluctuations in the cost and availability of raw materials, including resins and other commodities;

•	The success of and risks associated with NTIC’s emerging new businesses and products and services, including in particular NTIC’s ability and the ability of NTIC’s joint ventures to sell ZERUST® products and services into oil and gas industry and Natur-Tec® products and the often lengthy and extensive sales process involved in selling such products and services;

•	NTIC’s ability to introduce new products and services that respond to changing market conditions and customer demand;

•	Market acceptance of NTIC’s existing and new products, especially in light of existing and new competitive products;

•	Maturation of certain existing markets for NTIC’s ZERUST® products and services and NTIC’s ability to grow market share and succeed in penetrating other existing and new markets;

•	Increased competition, especially with respect to NTIC’s ZERUST® products and services, and the effect of such competition on NTIC’s and its joint ventures’ pricing, net sales and margins;

•	NTIC’s reliance upon and its relationships with its distributors, independent sales representatives and joint ventures;

•	NTIC’s reliance upon suppliers;

•	Oil prices, which may affect sales of NTIC’s ZERUST® products and services into the oil and gas industry;

•	The costs and effects of complying with laws and regulations and changes in tax, fiscal, government and other regulatory policies, including rules relating to environmental, health and safety matters;

•	Unforeseen product quality or other problems in the development, production and usage of new and existing products;

•	Unforeseen production expenses incurred in connection with new customers and new products;

•	Loss of or changes in executive management or key employees;

•	Ability of management to manage around unplanned events;

•	Pending and future litigation;

•	NTIC’s reliance on its intellectual property rights and the absence of infringement of the intellectual property rights of others;

•	NTIC’s ability to maintain effective internal control over financial reporting, especially in light of its joint venture arrangements;

•	Changes in applicable laws or regulations and NTIC’s failure to comply with applicable laws, rules and regulations;

•	Changes in generally accepted accounting principles and the effect of new accounting pronouncements;

•	Fluctuations in NTIC’s effective tax rate; and

•	NTIC’s reliance upon its management information systems.

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

At the option of NTIC, outstanding advances under NTIC’s $3,000,000 revolving line of credit with PNC Bank bear interest at either (a) an annual rate based on LIBOR plus 2.15% for the applicable LIBOR interest period selected by NTIC or (b) at the rate publicly announced by PNC Bank from time to time as its prime rate, and thus may subject NTIC to some market risk on interest rates. As of February 28, 2017, NTIC had no borrowings under the line of credit.

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

Changes in Internal Control over Financial Reporting

There was no change in NTIC’s internal control over financial reporting that occurred during the quarter ended February 28, 2017 that has materially affected, or is reasonably likely to materially affect NTIC’s internal control over financial reporting.

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

On April 21, 2015, NTIC and NTI Asean initiated a lawsuit in the District Court for the Second Judicial District, County of Ramsey, State of Minnesota against Cortec Corporation alleging, among other things, that Cortec Corporation aided and abetted breaches of duties and contractual commitments owed to NTIC and NTI Asean related to NTIC’s joint venture in China, Tianjin Zerust. On November 4, 2015, NTIC and NTI Asean were permitted to file an amended complaint adding new counts, including, but not limited to, one for breach of contract, arising out of Cortec’s breach of a 2005 Settlement Agreement and Consent Order. The case was subsequently assigned to the complex civil jury trial calendar, extending deadlines for discovery and trial. The parties attended a court ordered mediation on September 24, 2015 which did not result in a settlement. A second mediation deadline of August 12, 2016 was set by the court in the amended scheduling order, which also did not result in a settlement. Fact discovery closed on September 23, 2016. On October 10, 2016, NTIC and NTI Asean moved the court for permission to amend their amended supplemental complaint to assert a claim for punitive damages. On November 23, 2017, NTIC and NTI Asean moved for partial summary judgment on their breach of contract claim. Cortec cross-moved for summary judgment on all of NTIC’s and NTI Asean’s claims and moved to dismiss the amended supplemental complaint for failure to join an indispensable party. On February 16, 2017, the Court denied the parties’ cross-motions for dispositive relief and sua sponte dismissed NTIC’s and NTI Asean’s claims based on a non-exclusive forum-selection clause contained in a settlement agreement between the parties. On March 9, 2017, the Court denied NTIC’s and NTI Asean’s request to move for reconsideration of the Court’s February 16, 2017 Order. NTIC and NTI Asean are currently evaluating their options related to this litigation.

ITEM 1A.	RISK FACTORS

This Item 1A is inapplicable to NTIC as a smaller reporting company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Equity Securities

During the three months ended February 28, 2017, NTIC did not issue any shares of its common stock or other equity securities of NTIC that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

The following table shows NTIC’s stock repurchase activity during the three months ended February 28, 2017.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
December 1, 2016 through December 31, 2016	5,900	$12.96	0	(1)
January 1, 2017 through January 31, 2017	0	N/A	0	(1)
February 1, 2017 through February 28, 2017	0	N/A	0	(1	)(2)
Total	5,900	$12.96	0	(1	)(2)

(1)	On January 15, 2015, NTIC’s Board of Directors authorized the repurchase of up to $3,000,000 in shares of NTIC common stock through open market purchases or unsolicited or solicited privately negotiated transactions. This program has no expiration date but may be terminated by NTIC’s Board of Directors at any time.

(2)	As of February 28, 2017, up to $2,688,605 in shares of NTIC common stock remained available for repurchase under NTIC’s stock repurchase program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

The following exhibits are being filed or furnished with this quarterly report on Form 10-Q:

Exhibit No.	Description
10.1	Letter Agreement effective as of January 11, 2017 between PNC Bank, National Association and Northern Technologies International Corporation (incorporated by reference to Exhibit 10.1 to NTIC’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2016 (File No. 001-11038))
10.2	Consulting Agreement dated January 11, 2017 by and among Northern Technologies International Corporation, BioPlastic Polymers LLC, and Ramani Narayan, Ph.D. (incorporated by reference to Exhibit 10.2 to NTIC’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2016 (File No. 001-11038))
31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101	The following materials from NTIC’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Comprehensive Income (Loss), (iv) the unaudited Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN TECHNOLOGIES INTERNATIONAL
CORPORATION

Date: April 11, 2017	Matthew C. Wolsfeld, CPA
Chief Financial Officer
(Principal Financial and Accounting Officer and
Duly Authorized to Sign on Behalf of the Registrant)

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
QUARTERLY REPORT ON FORM 10-Q

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
10.1	Letter Agreement effective as of January 11, 2017 between PNC Bank, National Association and Northern Technologies International Corporation	Incorporated by reference to Exhibit 10.1 to NTIC’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2016 (File No. 001-11038)
10.2	Consulting Agreement dated January 11, 2017 by and among Northern Technologies International Corporation, BioPlastic Polymers LLC, and Ramani Narayan, Ph.D.	Incorporated by reference to Exhibit 10.2 to NTIC’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2016 (File No. 001-11038)
31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101	The following materials from Northern Technologies International Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Comprehensive Income (Loss), (iv) the unaudited Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements	Filed herewith

