Form 10-Q
period 2017-05-31
NORTHERN TECHNOLOGIES INTERNATIONAL CORP
filed 2017-07-14
CIK 875582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒ Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of July 13, 2017, there were 4,527,018 shares of common stock of the registrant outstanding.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

FORM 10-Q

May 31, 2017

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

As used in this report, references to: (1) “NTIC China” refer to NTIC’s wholly-owned subsidiary in China, NTIC (Shanghai) Co., Ltd.; (2) “NTI Europe” refer to NTIC’s wholly-owned subsidiary in Germany, NTIC Europe GmbH; (3) “Zerust Mexico” refer to NTIC’s wholly-owned subsidiary in Mexico, ZERUST-EXCOR MEXICO, S. de R.L. de C.V; (4) “Zerust Brazil” refer to NTIC’s majority-owned Brazilian subsidiary, Zerust Prevenção de Corrosão S.A.; (5) “Natur-Tec India” refer to NTIC’s majority-owned subsidiary in India, Natur-Tec India Private Limited; and (6) “NTI Asean” refer to NTIC’s majority-owned holding company subsidiary, NTI Asean LLC, which is a holding company that holds investments in eight entities that operate in the Association of Southeast Asian Nations (ASEAN) region, including the following countries: China (although the joint venture agreements for the Chinese joint venture were terminated as of December 31, 2014 and liquidation of this joint venture is anticipated), Indonesia, South Korea, Malaysia, Philippines, Singapore, Taiwan and Thailand.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AS OF MAY 31, 2017 (UNAUDITED)

AND AUGUST 31, 2016 (AUDITED)

	May 31, 2017	August 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,500,164	$3,395,274
Available for sale securities	3,756,680	2,243,864
Receivables:
Trade excluding joint ventures, less allowance for doubtful accounts of $40,000 at May 31, 2017 and August 31, 2016	6,190,096	4,755,320
Trade joint ventures	1,295,766	791,903
Fees for services provided to joint ventures	1,224,977	1,406,587
Income taxes	375,531	215,905
Inventories	7,879,656	7,711,287
Prepaid expenses	421,708	422,031
Total current assets	24,644,578	20,942,171

PROPERTY AND EQUIPMENT, NET	7,451,899	7,275,872

OTHER ASSETS:
Investments in joint ventures	18,903,473	19,840,774
Deferred income taxes	1,614,229	1,639,762
Patents and trademarks, net	1,314,103	1,278,597
Other	71,685	92,874
Total other assets	21,903,490	22,852,007
Total assets	$53,999,967	$51,070,050

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,558,280	$2,753,903
Accrued liabilities:
Payroll and related benefits	984,789	938,363
Other	247,597	301,836
Total current liabilities	4,790,666	3,994,102

COMMITMENTS AND CONTINGENCIES (Note 13)

EQUITY:
Preferred stock, no par value; authorized 10,000 shares; none issued and outstanding	—	—
Common stock, $0.02 par value per share; authorized 10,000,000 shares; issued and outstanding 4,527,018 and 4,533,416, respectively	90,540	90,668
Additional paid-in capital	13,983,754	13,798,567
Retained earnings	35,692,376	33,655,357
Accumulated other comprehensive loss	(3,251,765)	(3,009,617)
Stockholders’ equity	46,514,905	44,534,975
Non-controlling interest	2,694,396	2,540,973
Total equity	49,209,301	47,075,948
Total liabilities and equity	$53,999,967	$51,070,050

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2017 AND 2016

	Three Months Ended		Nine Months Ended
	May 31, 2017	May 31, 2016	May 31, 2017	May 31, 2016
NET SALES:
Net sales, excluding joint ventures	$9,360,883	$7,925,357	$26,552,434	$21,454,381
Net sales, to joint ventures	862,136	761,218	2,115,511	1,961,565
Total net sales	10,223,019	8,686,575	28,667,945	23,415,946
Cost of goods sold	6,774,001	5,777,249	19,256,953	15,920,896
Gross profit	3,449,018	2,909,326	9,410,992	7,495,050

JOINT VENTURE OPERATIONS:
Equity in income of joint ventures	1,686,016	1,664,464	4,343,159	3,600,884
Fees for services provided to joint ventures	1,442,048	1,351,913	3,941,667	3,808,384
Total joint venture operations	3,128,064	3,016,377	8,284,826	7,409,268

OPERATING EXPENSES:
Selling expenses	2,430,824	1,507,200	6,716,390	4,507,716
General and administrative expenses	1,682,669	1,957,868	5,996,977	5,939,032
Research and development expenses	733,651	1,231,950	2,118,210	3,349,572
Total operating expenses	4,847,144	4,697,018	14,831,577	13,796,320

OPERATING INCOME	1,729,938	1,228,685	2,864,241	1,107,998

INTEREST INCOME	10,996	29,868	19,075	58,425
INTEREST EXPENSE	(7,409)	(15,465)	(15,502)	(30,987)
OTHER INCOME	—	6,294	—	7,255

INCOME BEFORE INCOME TAX EXPENSE	1,733,525	1,249,382	2,867,814	1,142,691

INCOME TAX EXPENSE	237,801	225,395	480,423	262,359

NET INCOME	1,495,724	1,023,987	2,387,391	880,332

NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	143,308	106,614	350,370	305,099

NET INCOME ATTRIBUTABLE TO NTIC	$1,352,416	$917,373	$2,037,021	$575,233

NET INCOME ATTRIBUTABLE TO NTIC PER COMMON SHARE:
Basic	$0.30	$0.20	$0.45	$0.13
Diluted	$0.30	$0.20	$0.45	$0.13

WEIGHTED AVERAGE COMMON SHARES ASSUMED OUTSTANDING:
Basic	4,526,771	4,538,970	4,528,523	4,538,005
Diluted	4,591,527	4,563,801	4,571,395	4,587,064

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2017 AND 2016

	Three Months Ended		Nine Months Ended
	May 31, 2017	May 31, 2016	May 31, 2017	May 31, 2016
NET INCOME	$1,495,724	$1,023,987	$2,387,391	$880,332
Other comprehensive income (LOSS) – foreign currency translation adjustment	780,726	432,360	(239,095)	(52,370)

COMPREHENSIVE INCOME	2,276,450	1,456,347	2,148,296	827,962
COMPREHENSIVE INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	160,223	124,840	353,423	310,992
COMPREHENSIVE INCOME ATTRIBUTABLE TO NTIC	$2,116,227	$1,331,507	$1,794,873	$516,970

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED MAY 31, 2017 AND 2016

	Nine Months Ended
	May 31, 2017	May 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,387,391	$880,332
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	293,748	325,576
Depreciation expense	580,962	482,576
Amortization expense	89,274	89,275
Equity in income from joint ventures	(4,343,159)	(3,600,884)
Dividends received from joint ventures	5,179,786	5,449,543
Deferred income taxes	24,939	—
Changes in current assets and liabilities:
Receivables:
Trade, excluding joint ventures	(1,442,714)	(570,647)
Trade, joint ventures	(503,863)	(73,522)
Fees for services provided to joint ventures	181,610	97,569
Income taxes	(154,171)	(314,038)
Inventories	(155,011)	17,185
Prepaid expenses and other	19,197	(58,518)
Accounts payable	816,845	692,741
Income tax payable	(3,466)	(377)
Accrued liabilities	(145,203)	(363,514)
Net cash provided by operating activities	2,826,166	3,053,297

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of available for sale securities	(1,512,816)	(212,351)
Additions to property and equipment	(760,847)	(490,481)
Additions to patents	(124,780)	(91,836)
Net cash used in investing activities	(2,398,443)	(794,668)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividend received by non-controlling interest	(200,000)	(200,000)
Repurchase of common stock	(196,164)	(97,450)
Proceeds from employee stock purchase plan	46,475	68,633
Proceeds from exercise of stock options	41,000	—
Net cash used in financing activities	(308,689)	(228,817)

EFFECT OF EXCHANGE RATE CHANGES ON CASH:	(14,144)	(27,255)

NET INCREASE IN CASH AND CASH EQUIVALENTS	104,890	2,002,557
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,395,274	2,623,981

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,500,164	$4,626,538

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       INTERIM FINANCIAL INFORMATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all necessary adjustments, which are of a normal recurring nature, and present fairly the consolidated financial position of Northern Technologies International Corporation and its subsidiaries (the Company) as of May 31, 2017 and August 31, 2016 and the results of their operations for the three and nine months ended May 31, 2017 and 2016 and their cash flows for the nine months ended May 31, 2017 and 2016, in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).

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

Operating results for the three and nine months ended May 31, 2017 are not necessarily indicative of the results that may be expected for the full fiscal year ending August 31, 2017.

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

2.        Recently Issued Accounting PronouncementS

In May 2014, the Financial Accounting Standards Board (FASB) issued Revenue from Contracts with Customers, Topic 606 (Accounting Standards Update (ASU) No. 2014-09), which provides a framework for the recognition of revenue, with the objective that recognized revenues properly reflect amounts an entity is entitled to receive in exchange for goods and services. This guidance, which includes additional disclosure requirements regarding revenue, cash flows and obligations related to contracts with customers, was originally to be effective for the Company beginning in fiscal year 2018. In July 2015, the FASB confirmed a one-year deferral of the effective date of the new revenue standard which also allows early adoption as of the original effective date. The updated guidance will be effective for the Company’s first quarter of 2019. The Company is currently evaluating the impact of adopting ASU 2014-09 on its consolidated financial statements, but currently believes that the timeline established for implementation is attainable.

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

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows, Classification of Certain Cash Receipts and Cash Payments”  ASU 2016-15 eliminates the diversity in practice related to the classification of certain cash receipts and payments for debt prepayments or extinguishment costs, the maturing of a zero coupon bond, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, distributions from certain equity method investees and beneficial interests obtained in a financial asset securitization. ASU 2016-15 designates the appropriate cash flow classification, including requirements to allocate certain components of these cash receipts and payments among operating, investing and financing activities. The guidance is effective for fiscal years beginning December 15, 2017. Early adoption is permitted. The Company is currently evaluating the effects of adopting ASU 2016-15 on its consolidated financial statements, but the adoption is not expected to have a significant impact as of the filing of this report.

Although there are several other new accounting pronouncements issued or proposed by the FASB, which the Company has adopted or will adopt, as applicable, the Company does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial position or operating results.

3.       INVENTORIES

Inventories consisted of the following:

	May 31, 2017	August 31, 2016
Production materials	$1,454,328	$1,452,396
Finished goods	6,425,328	6,258,891
	$7,879,656	$7,711,287

4.       PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	May 31, 2017	August 31, 2016
Land	$310,365	$310,365
Buildings and improvements	6,623,104	6,528,252
Machinery and equipment	4,170,638	3,590,063
	11,104,107	10,428,680
Less accumulated depreciation	(3,652,208)	(3,152,808)
	$7,451,899	$7,275,872

5.       PATENTS AND TRADEMARKS, NET

Patents and trademarks, net consisted of the following:

	May 31, 2017	August 31, 2016
Patents and trademarks	$2,700,215	$2,575,435
Less accumulated amortization	(1,386,112)	(1,296,838)
	$1,314,103	$1,278,597

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

Financial information from the audited and unaudited financial statements of the Company’s joint ventures in Germany, Excor Korrosionsschutz – Technologien und Produkte GmbH (EXCOR), Harita-NTI LTD (India), Zerust OY (Finland) and all the Company’s other joint ventures, are summarized as follows:

	As of May 31, 2017
	Total	EXCOR	India	Finland	All Other
Current assets	$48,064,624	$19,820,904	$4,322,253	$1,929,781	$21,991,686
Total assets	52,062,465	21,882,519	4,658,050	2,216,723	23,305,173
Current liabilities	13,773,839	3,028,386	1,412,054	547,007	8,786,392
Noncurrent liabilities	247,572	-	14,201	-	233,371
Joint ventures’ equity	38,041,054	18,854,133	3,231,795	1,669,716	14,285,410
Northern Technologies International Corporation’s share of joint ventures’ equity	18,903,473	9,427,068	1,615,898	834,856	7,025,651
Northern Technologies International Corporation’s share of joint ventures’ undistributed earnings	16,829,258	9,396,163	751,076	814,856	5,867,163

	Nine Months Ended May 31, 2017
	Total	EXCOR	India	Finland	All Other
Net sales	$73,098,215	$28,169,978	$5,299,600	$2,619,843	$37,008,794
Gross profit	32,376,247	15,032,724	2,463,138	1,569,152	13,311,233
Net income	8,562,834	6,184,181	611,143	413,044	1,354,466
Northern Technologies International Corporation’s share of equity in income of joint ventures	4,343,159	3,089,935	384,712	206,874	661,638
Northern Technologies International Corporation's dividends received from joint ventures	$5,179,786	$4,240,400	$446,939	$200,768	$291,679

	As of August 31, 2016
	Total	EXCOR	India	Finland	All Other
Current assets	$48,922,924	$22,928,810	$4,027,016	$1,928,861	$20,038,237
Total assets	52,407,026	24,733,340	4,352,573	2,211,392	21,109,721
Current liabilities	12,433,700	3,485,213	1,097,231	546,506	7,304,730
Noncurrent liabilities	100,783	—	6,382	—	94,401
Joint ventures’ equity	39,872,543	21,248,109	3,248,960	1,664,886	13,710,588
Northern Technologies International Corporation’s share of joint ventures’ equity	19,840,774	10,624,056	1,624,480	832,442	6,759,796
Northern Technologies International Corporation’s share of joint ventures’ undistributed earnings	17,779,912	10,593,151	759,658	812,442	5,614,661

	Nine Months Ended May 31, 2016
	Total	EXCOR	India	Finland	All Other
Net sales	$66,223,514	$25,314,260	$5,027,226	$2,435,861	$33,446,167
Gross profit	29,745,795	13,512,404	2,427,574	1,438,756	12,367,061
Net income	7,188,274	5,409,407	697,977	342,544	738,346
Northern Technologies International Corporation’s share of equity in income of joint ventures	3,600,884	2,714,905	327,846	171,662	386,471
Northern Technologies International Corporation's dividends received from joint ventures	$5,449,543	$4,364,700	$326,023	$206,516	552,304

The Company did not make any joint venture investments during the nine months ended May 31, 2017 and 2016.

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

8.       CORPORATE DEBT

The Company has a revolving line of credit with PNC Bank, National Association (PNC Bank) of $3,000,000. No amounts were outstanding under the line of credit as of both May 31, 2017 and August 31, 2016. At the option of the Company, outstanding advances under the line of credit bear interest at either (a) an annual rate based on LIBOR plus 2.15% for the applicable LIBOR interest period selected by the Company or (b) at the rate publicly announced by PNC Bank from time to time as its prime rate. Interest is payable in arrears (a) for the portion of advances bearing interest under the prime rate on the last day of each month during the term thereof and (b) for the portion of advances bearing interest under the LIBOR option on the last day of the respective LIBOR interest period selected for such advance. Any unpaid interest is payable on the maturity date. The revolving line of credit is secured by cash, receivables and inventory.

The revolving credit facility allows the Company to request that PNC Bank issue letters of credit up to $1,200,000. The Company did not have any letters of credit reserved against the available letters of credit balance as of May 31, 2017 and August 31, 2016 with PNC Bank. The availability of advances under the line of credit will be reduced by the face amount of any letter of credit issued and outstanding (whether or not drawn) under the revolving credit facility.

On January 11, 2017, the Company and PNC Bank extended the maturity date of the line of credit to January 7, 2018. All other terms of the line of credit and the loan agreement and other documents evidencing the line of credit remain the same.

As of May 31, 2017 and August 31, 2016, the Company had $75,201 and $71,599, respectively, of letters of credit with JP Morgan Chase Bank that are performance based and set to expire between 2020 and 2022.

9.       STOCKHOLDERS’ EQUITY

During the nine months ended May 31, 2017, the Company repurchased and retired 14,525 shares of its common stock at a price of $13.51 per share.

During the nine months ended May 31, 2017, stock options to purchase an aggregate of 4,000 shares of common stock at an exercise price of $10.25 per share were exercised.

During the nine months ended May 31, 2017, the Company granted stock options under the Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan (the 2007 Plan) to purchase an aggregate of 56,677 shares of its common stock to various employees and directors. The weighted average per share exercise price of the stock options was $13.40, which was equal to the fair market value of the Company’s common stock on the date of grant.

During the nine months ended May 31, 2016, the Company repurchased and retired 7,511 shares of its common stock at a price of $12.98 per share.

During the nine months ended May 31, 2016, no stock options to purchase shares of common stock were exercised.

During the nine months ended May 31, 2016, the Company granted stock options under the 2007 Plan to purchase an aggregate of 53,447 shares of its common stock to various employees and directors. The weighted average per share exercise price of the stock options was $14.85, which is equal to the fair market value of the Company’s common stock on the date of grant.

10.       NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share assumes the exercise of stock options using the treasury stock method, if dilutive.

The following is a reconciliation of the net income per share computation for the three and nine months ended May 31, 2017 and 2016:

	Three Months Ended		Nine Months Ended
Numerators:	May 31, 2017	May 31, 2016	May 31, 2017	May 31, 2016
Net income attributable to NTIC	$1,352,416	$917,373	$2,037,021	$575,233
Denominators:
Basic – weighted shares outstanding	4,526,771	4,538,970	4,528,523	4,538,005
Weighted shares assumed upon exercise of stock options	64,756	24,831	42,872	49,059
Diluted – weighted shares outstanding	4,591,527	4,563,801	4,571,395	4,587,064
Basic income per share:	$0.30	$0.20	$0.45	$0.13
Diluted income per share:	$0.30	$0.20	$0.45	$0.13

The dilutive impact summarized above relates to the periods when the average market price of the Company’s common stock exceeded the exercise price of the potentially dilutive option securities granted. Earnings per common share were based on the weighted average number of common shares outstanding during the periods when computing the basic earnings per share. When dilutive, stock options are included as equivalents using the treasury stock market method when computing the diluted earnings per share. There were 271,791 options outstanding as of May 31, 2017, that were dilutive.

Excluded from the computation of diluted income per share for the three and nine months ended May 31, 2017 were options outstanding to purchase 48,067 shares of common stock. Excluded from the computation of diluted earnings per share for the three and nine months ended May 31, 2016 were options outstanding to purchase 170,887 shares of common stock.

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

The 2007 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, stock unit awards, performance awards and stock bonuses to eligible recipients to enable the Company and its subsidiaries to attract and retain qualified individuals through opportunities for equity participation in the Company, and to reward those individuals who contribute to the achievement of the Company’s economic objectives. Subject to adjustment as provided in the 2007 Plan, up to a maximum of 800,000 shares of the Company’s common stock are issuable under the 2007 Plan. Options granted under the 2007 Plan generally have a term of ten years and become exercisable over a three- or four-year period beginning on the one-year anniversary of the date of grant. Options are granted at per share exercise prices equal to the market value of the Company’s common stock on the date of grant. The Company issues new shares upon the exercise of options. As of May 31, 2017, only stock options and stock bonuses had been granted under the 2007 Plan.

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

The Company granted options to purchase an aggregate of 56,677 and 53,447 shares of its common stock during the nine months ended May 31, 2017 and 2016, respectively. The fair value of option grants is determined at date of grant, using the Black-Scholes option pricing model with the assumptions listed below.  The Company recognized compensation expense of $293,748 and $325,576 during the nine months ended May 31, 2017 and 2016, respectively, related to the options that vested during such time period. As of May 31, 2017, the total compensation cost for non-vested options not yet recognized in the Company’s consolidated statements of operations was $337,316, net of estimated forfeitures. Stock-based compensation expense of $97,916 is expected through the remainder of fiscal year 2017, and $159,600 and $79,800 is expected to be recognized during fiscal 2018 and fiscal 2019, respectively, based on outstanding options as of May 31, 2017. Future option grants will impact the compensation expense recognized. Stock-based compensation expense is included in general and administrative expense on the consolidated statements of operations.

The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions and results for the grants:

	Nine Months Ended
	May 31, 2017	May 31, 2016
Dividend yield	0.00%	0.00%
Expected volatility	46.4%	46.0%
Expected life of option (in years)	10	10
Average risk-free interest rate	1.63%	1.63%

The weighted average per share fair value of options granted during nine months ended May 31, 2017 and 2016 was $7.69 and $8.48, respectively. The weighted average remaining contractual life of the options outstanding as of May 31, 2017 and 2016 was 6.73 years and 6.71 years, respectively.

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

The following table sets forth the Company’s net sales for the three and nine months ended May 31, 2017 and 2016 by segment:

	Three Months Ended		Nine Months Ended
	May 31, 2017	May 31, 2016	May 31, 2017	May 31, 2016
ZERUST® net sales	$8,368,487	$7,185,955	$23,681,192	$19,548,974
Natur-Tec® net sales	1,854,532	1,500,620	4,986,753	3,866,972
Total net sales	$10,223,019	$8,686,575	$28,667,945	$23,415,946

The following table sets forth the Company’s cost of goods sold for the three and nine months ended May 31, 2017 and 2016 by segment:

	Three Months Ended				Nine Months Ended
	May 31, 2017	% of Segment Sales*	May 31, 2016	% of Segment Sales*	May 31, 2017	% of Segment Sales*	May 31, 2016	% of Segment Sales*
Direct cost of goods sold
ZERUST®	$4,834,355	57.8%	$4,028,114	56.1%	$13,788,416	58.2%	$10,968,742	56.1%
Natur-Tec®	1,327,323	71.6%	1,119,730	74.6%	3,608,722	72.4%	2,938,927	76.0%
Indirect cost of goods sold	612,323	—	629,405	—	1,859,815	—	2,013,227	—
Total net cost of goods sold	$6,774,001		$5,777,249		$19,256,953		$15,920,896

____________________________

*	The percent of segment sales is calculated by dividing the direct cost of goods sold for each individual segment category by the net sales for each segment category.

The Company utilizes product net sales and direct and indirect cost of goods sold for each product in reviewing the financial performance of a product type. Further allocation of Company expenses or assets, aside from amounts presented in the tables above, is not utilized in evaluating product performance, nor does such allocation occur for internal financial reporting.

Geographic Information

Net sales by geographic location for the three and nine months ended May 31, 2017 and 2016 were as follows:

	Three Months Ended		Nine Months Ended
	May 31, 2017	May 31, 2016	May 31, 2017	May 31, 2016
Inside the U.S.A. to unaffiliated customers	$5,967,459	$5,559,885	$16,363,291	$14,762,170
Outside the U.S.A. to:
Joint ventures in which the Company is a shareholder directly and indirectly	862,136	446,322	2,115,511	1,967,370
Unaffiliated customers	3,393,424	2,680,368	10,189,143	6,686,406
	$10,223,019	$8,686,575	$28,667,945	$23,415,946

Net sales by geographic location are based on the location of the customer. Fees for services provided to joint ventures by geographic location as a percentage of total fees for services provided to joint ventures during the three and nine months ended May 31, 2017 and 2016 were as follows:

	Three Months Ended
	May 31, 2017	% of Total Fees for Services Provided to Joint Ventures	May 31, 2016	% of Total Fees for Services Provided to Joint Ventures
Germany	$212,257	14.7%	$242,158	17.9%
Poland	180,969	12.6%	167,237	12.4%
Japan	153,903	10.7%	148,091	11.0%
Sweden	150,139	10.4%	66,239	4.9%
France	112,455	7.8%	87,588	6.5%
Thailand	104,771	7.3%	132,548	9.8%
Korea	92,954	6.4%	74,085	5.5%
India	90,469	6.3%	70,610	5.2%
United Kingdom	87,768	6.1%	135,068	10.0%
Finland	78,012	5.4%	55,876	4.1%
Czech Republic	74,135	5.1%	54,537	4.0%
Other	104,216	7.2%	117,876	8.7%
	$1,442,048	100.0%	$1,351,913	100.0%

	Nine Months Ended
	May 31, 2017	% of Total Fees for Services Provided to Joint Ventures	May 31, 2016	% of Total Fees for Services Provided to Joint Ventures
Germany	$614,766	15.6%	$664,812	17.4%
Poland	483,626	12.3%	452,260	11.8%
Japan	445,662	11.3%	416,241	10.9%
Thailand	339,852	8.6%	395,611	10.4%
Sweden	314,664	8.0%	189,556	5.0%
France	293,240	7.4%	250,373	6.6%
Korea	284,435	7.2%	247,730	6.5%
India	229,200	5.8%	223,137	5.9%
United Kingdom	227,140	5.8%	292,216	7.7%
Finland	221,294	5.6%	177,704	4.7%
Czech Republic	218,249	5.5%	176,470	4.6%
Other	269,539	6.9%	322,274	8.5%
	$3,941,667	100.0%	$3,808,384	100.0%

Sales to the Company’s joint ventures are included in the foregoing segment and geographic information, however, sales by the Company’s joint ventures to other parties are not included. The foregoing segment and geographic information represents only sales and cost of goods sold recognized directly by the Company.

The geographical distribution of key financial statement data is as follows:

	At May 31, 2017	At August 31, 2016
Brazil	$56,246	$66,938
India	13,634	13,645
Germany	13,687	—
China	231,114	253,931
United States	7,137,218	6,941,358
Total long-lived assets	$7,451,899	$7,275,872

	Nine Months Ended
	May 31, 2017	May 31, 2016
Brazil	$1,683,255	$1,509,659
India	1,057,132	911,227
Germany	378,635	—
China	4,991,807	2,473,733
United States	20,557,116	18,521,327
Total net sales	$28,667,945	$23,415,946

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

13.       COMMITMENTS AND CONTINGENCIES

On August 26, 2016, the Compensation Committee of the Board of Directors of the Company approved the material terms of an annual bonus plan for the Company’s executive officers as well as certain officers and employees for the fiscal year ending August 31, 2017. For fiscal 2017 as in past years, the total amount available under the bonus plan for all plan participants, including executive officers, is dependent upon the Company’s earnings before interest, taxes and other income, as adjusted to consider amounts to be paid under the bonus plan and certain other adjustments (Adjusted EBITOI). Each plan participant’s percentage of the overall bonus pool is based upon the number of plan participants, the individual’s annual base salary and the individual’s position and level of responsibility within the company. In the case of each of the Company’s executive officer participants, 75% of the amount of their individual bonus payout will be determined based upon the Company’s actual Adjusted EBITOI for fiscal 2017 compared to a pre-established target Adjusted EBITOI for fiscal 2017 and 25% of the payout will be determined based upon such executive officer’s achievement of certain pre-established individual performance objectives. The payment of bonuses under the plan are discretionary and may be paid to executive officer participants in both cash and shares of the Company’s common stock, the exact amount and percentages will be determined by the Company’s Board of Directors, upon recommendation of the Compensation Committee, after the completion of the Company’s consolidated financial statements for fiscal 2017. There was $600,000 accrued for management bonuses for the nine months ended May 31, 2017 compared to an accrual of $215,000 for management bonuses for the nine months ended May 31, 2016.

Two joint ventures (consisting of the Company’s joint ventures in Korea and India) accounted for 21.4% of the Company’s trade joint venture receivables at May 31, 2017, and three joint ventures (consisting of the Company’s joint ventures in Korea, India and Thailand) accounted for 55.8% of the Company’s trade joint venture receivables as of August 31, 2016.

On March 23, 2015, the Company and NTI Asean LLC (NTI Asean) filed a lawsuit in Tianjin No 1 Intermediate People’s Court against two individuals, Tao Meng and Xu Hui, related to breaches of duties and contractual commitments owed to NTI Asean under certain agreements related to the Company’s former joint venture in China, Tianjin Zerust Anti-Corrosion Technologies Ltd. (Tianjin Zerust). The lawsuit alleges, among other things, that Mr. Tao Meng and Xu Hui have engaged in self-dealing, usurped business opportunities, and received economic benefits that were required to go to Tianjin Zerust. As of May 31, 2017, the Company is not able to reasonably estimate the amount of any recovery to NTI Asean, if any.

On April 21, 2015, the Company and NTI Asean initiated a lawsuit in the District Court for the Second Judicial District, County of Ramsey, State of Minnesota against Cortec Corporation alleging, among other things, that Cortec Corporation (Cortec) aided and abetted breaches of duties and contractual commitments owed to the Company and NTI Asean related to the Company’s joint venture in China, Tianjin Zerust.  After fully litigating the case through discovery and dispositive motion practice, on February 16, 2017, the Minnesota court denied both sides’ motions for summary judgment and, sua sponte, dismissed without prejudice the Company’s and NTI Asean’s claims based on a non-exclusive forum-selection clause contained in a 2005 settlement agreement between the Company and Cortec Corporation.  While the Company had strong arguments to appeal the Minnesota court’s decision, an appeal would have meant a significant delay to the resolution of the dispute.  On April 21, 2017, the Company re-filed the lawsuit in the United States District Court for the Northern District of Ohio.  On May 15, 2017, Cortec filed an answer and counterclaim.  The counterclaim was promptly dismissed by the Court. Cortec has agreed that all the discovery and information learned in the Minnesota case may be used in the Ohio case.  The parties attended a Case Management Conference (CMC) on June 21, 2017.  The Court set a deadline of September 4, 2017 to complete discovery and set the case for a jury trial on a two-week standby period beginning on September 18, 2017.

From time to time, the Company is subject to various other claims and legal actions in the ordinary course of its business. The Company records a liability in its consolidated financial statements for costs related to claims, including future legal costs, settlements and judgments, where the Company has assessed that a loss is probable and an amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range, the Company records the most probable estimate of the loss or the minimum amount when no amount within the range is a better estimate than any other amount. The Company discloses a contingent liability even if the liability is not probable or the amount is not estimable, or both, if there is a reasonable possibility that material loss may be have been incurred. In the opinion of management, as of May 31, 2017, the amount of liability, if any, with respect to these matters, individually or in the aggregate, will not materially affect the Company’s consolidated results of operations, financial position or cash flows.

14.       Fair Value Measurements

Assets and liabilities that are measured at fair value on a recurring basis primarily relate to marketable equity securities. These items are marked-to-market at each reporting period.

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurements Using Inputs Considered as
	Fair Value as of May 31, 2017	Level 1	Level 2	Level 3
Available for sale securities	$3,756,680	$3,756,680	$—	$—

		Fair Value Measurements Using Inputs Considered as
	Fair Value as of August 31, 2016	Level 1	Level 2	Level 3
Available for sale securities	$2,243,864	$2,243,864	$—	$—

There were no transfers between Level 1, Level 2, or Level 3 during the three and nine months ended May 31, 2017 and 2016.

15.       SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information consist of:

	Three Months Ended
	May 31, 2017	May 31, 2016
Cash paid for interest	$7,409	$15,465
Cash paid for income taxes	—	—

	Nine Months Ended
	May 31, 2017	May 31, 2016
Cash paid for interest	$15,502	$30,987
Cash paid for income taxes	—	—

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

NTIC’s ZERUST® rust and corrosion inhibiting products include plastic and paper packaging, liquids and coatings, rust removers and cleaners, diffusers and engineered solutions designed specifically for the oil and gas industry. NTIC also offers worldwide on-site technical consulting for rust and corrosion prevention issues. NTIC’s technical service consultants work directly with the end users of NTIC’s ZERUST® rust and corrosion inhibiting products to analyze their specific needs and develop systems to meet their technical requirements. In North America, NTIC sells its ZERUST® corrosion prevention solutions through a network of independent distributors and agents supported by a direct sales force. Internationally, NTIC sells its ZERUST® corrosion prevention solutions through its wholly-owned subsidiary in China, NTIC (Shanghai) Co., Ltd. (NTIC China), its majority-owned joint venture holding company for NTIC’s joint venture investments in the Association of Southeast Asian Nations (ASEAN) region, NTI Asean LLC (NTI Asean), its majority-owned subsidiary in Brazil, Zerust Prevenção de Corrosão S.A. (Zerust Brazil), and its wholly-owned subsidiary in Mexico, ZERUST-EXCOR MEXICO, S. de R.L. de C.V (Zerust Mexico), and joint venture arrangements in North America, Europe and Asia. NTIC also sells products directly to its joint venture partners through its wholly-owned subsidiary in Germany, NTIC Europe GmbH (NTI Europe).

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

Termination of Chinese Joint Venture

On January 2, 2015, NTIC announced that, effective as of December 31, 2014, it is selling its ZERUST® products and services in China through a wholly-owned subsidiary, NTIC (Shanghai) Co., Ltd., and has terminated its joint venture agreements with Tianjin-Zerust Anticorrosion Co., Ltd. (Tianjin Zerust). NTIC and NTI Asean have filed a lawsuit in China against Mr. Tao Meng, the former joint venture entity’s other shareholder, and his spouse, seeking, among other things, an orderly liquidation of Tianjin Zerust.

NTIC indirectly has a 30% ownership interest in Tianjin Zerust through its 60% owned holding company subsidiary, NTI Asean.

NTIC expects that its operating results may continue to be volatile as a result of the stage of development of its Chinese operations.

NTIC’s Subsidiaries and Joint Venture Network

NTIC has ownership interests in six subsidiaries in North America, Europe and Asia. The following table sets forth a list of NTIC’s operating subsidiaries as of May 31, 2017, the country in which the subsidiary is organized and NTIC’s ownership percentage in each subsidiary:

Subsidiary Name	Country	NTIC Percent (%) Ownership
NTIC (Shanghai) Co., Ltd	China	100%
NTI Asean LLC	United States	60%
Zerust Prevenção de Corrosão S.A.	Brazil	85%
ZERUST-EXCOR MEXICO, S. de R.L. de C.V	Mexico	100%
Natur-Tec India Private Limited	India	90%
NTIC Europe GmbH	Germany	100%

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

NTIC considers EXCOR, India and Finland to be individually significant to NTIC’s consolidated assets and income, and therefore, provides certain additional information regarding EXCOR, India and Finland in the notes to NTIC’s consolidated financial statements and in this section of this report.

Financial Overview

NTIC’s management, including its chief executive officer who is NTIC’s chief operating decision maker, reports and manages NTIC’s operations in two reportable business segments based on products sold, customer base and distribution center: ZERUST® products and services and Natur-Tec® products.

NTIC’s consolidated net sales increased 17.7% and 22.4% during the three and nine months ended May 31, 2017, respectively, compared to the three and nine months ended May 31, 2016. These increases were primarily a result of an increase in sales of ZERUST® rust and corrosion inhibiting packaging products, sales to joint ventures and sales of Natur-Tec® products.

During the three and nine months ended May 31, 2017, 81.9% and 82.6% of NTIC’s consolidated net sales, respectively, were derived from sales of ZERUST® products and services, which increased 16.5% and 21.1% to $8,368,487 and $23,681,192 during the three and nine months ended May 31, 2017, respectively, compared to $7,185,955 and $19,548,974 during the three and nine months ended May 31, 2016, respectively. These increases were due to higher sales from existing customers for new and existing products as a result of increased demand. NTIC has expanded its sales efforts of ZERUST® products and services by strategically targeting customers with specific corrosion issues in new market areas, including the oil and gas industry and other industrial sectors that offer sizable growth opportunities. NTIC’s consolidated net sales for the nine months ended May 31, 2017 included $1,287,789 of sales made to customers in the oil and gas industry compared to $1,229,426 for the nine months ended May 31, 2016. Overall demand for ZERUST® products and services depends heavily on the overall health of the markets in which NTIC sells its products, including the automotive, oil and gas, agriculture, and mining markets in particular. In addition, we believe demand for ZERUST® products and services in the oil and gas industry may be dependent upon oil prices, with low oil prices causing existing or potential customers to delay purchases and installations.

During the three and nine months ended May 31, 2017, 18.1% and 17.4%, of NTIC’s consolidated net sales were derived from sales of Natur-Tec® products compared to 17.3% and 16.5% during the three and nine months ended May 31, 2016, respectively. Net sales of Natur-Tec® products increased 23.6% and 29.0% during the three and nine months ended May 31, 2017 compared to the three and nine months ended May 31, 2016, respectively. These increases were primarily due to an increase in finished product sales in North America and finished product sales at NTIC’s majority owned subsidiary in India, Natur-Tec India Private Limited (Natur-Tec India).

Cost of goods sold as a percentage of net sales decreased to 66.3% during the three months ended May 31, 2017 compared to 66.5% during the three months ended May 31, 2016 and decreased to 67.2% during the nine months ended May 31, 2017 compared to 68.0% during the prior fiscal year period. These decreases were primarily as a result of increased net sales and cost reductions realized on the raw materials associated with NTIC’s ZERUST® industrial products.

NTIC’s equity in income of joint ventures increased 1.3% and 20.6% to $1,686,016 and $4,343,159, respectively, during the three and nine months ended May 31, 2017 compared to $1,664,464 and $3,600,884 during the three and nine months ended May 31, 2016, respectively. These increases were primarily due to increases in profitability at the joint ventures. Total net sales of NTIC’s joint ventures increased 7.1% and 10.4% to $25,935,169 and $73,098,215 during the three and nine months ended May 31, 2017, respectively, compared to $24,223,090 and $66,223,514 for the three and nine months ended May 31, 2016, respectively. These increases were due primarily to higher sales from existing customers for new and existing products as a result of increased demand.

NTIC’s total operating expenses increased 7.5%, or $1,035,257, to $14,831,577 during the nine months ended May 31, 2017 compared to the nine months ended May 31, 2016. This increase was primarily due: (i) an increase in operating expenses at Zerust Brazil and NTIC China of $170,000 and $140,000, respectively, consisting primarily of selling and personnel expense associated with increased sales efforts in Brazil and China, respectively; (ii) an increase in legal expenses in North America related to the litigation against Cortec Corporation of $254,000; and (iii) an increase in NTIC’s management bonus accrual of $385,000.

NTIC spent $2,118,210 and $3,349,572 of expense during the nine months ended May 31, 2017 and May 31, 2016, respectively, in connection with its research and development activities. NTIC anticipates that it will spend between $2,700,000 and $2,900,000 in fiscal 2017 on research and development activities. This anticipated significant decrease from fiscal 2016 is due to the transition of efforts from research and development to selling, general and administrative areas, specifically as they relate to Natur-Tec® products and the ZERUST® oil and gas business since most of the expenses related to these business units are no longer in the research and development phase of product development.

Net income attributable to NTIC was $1,352,416, or $0.30 per diluted common share, for the three months ended May 31, 2017 compared to $917,373, or $0.20 per diluted common share, for the three months ended May 31, 2016. Net income attributable to NTIC increased 254.1%, to $2,037,021, or $0.45 per diluted common share, for the nine months ended May 31, 2017 compared to $575,233 or $0.13 per diluted common share, for the nine months ended May 31, 2016. These increases were primarily the result of the increase in gross profit, partially offset by the increase in operating expenses.

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

NTIC’s working capital was $19,853,912 at May 31, 2017, including $3,500,164 in cash and cash equivalents and $3,756,680 in available for sale securities, compared to $16,948,069 at August 31, 2016, including $3,395,274 in cash and cash equivalents and $2,243,864 in available for sale securities.

Results of Operations

The following tables set forth NTIC’s results of operations for the three and nine months ended May 31, 2017 and 2016.

	Three Months Ended
	May 31, 2017	% of Net Sales	May 31, 2016	% of Net Sales	$ Change	% Change
Net sales, excluding joint ventures	$9,360,883	91.6%	$7,925,357	91.2%	$1,435,526	18.1%
Net sales, to joint ventures	862,136	8.4%	761,218	8.8%	100,918	13.3%
Cost of goods sold	6,774,001	66.3%	5,777,249	66.5%	996,752	17.3%
Equity in income of joint ventures	1,686,016	16.5%	1,664,464	19.2%	21,552	1.3%
Fees for services provided to joint ventures	1,442,048	14.1%	1,351,913	15.6%	90,135	6.7%
Selling expenses	2,430,824	23.8%	1,507,200	17.4%	923,624	61.3%
General and administrative expenses	1,682,669	16.5%	1,957,868	22.5%	(275,199)	(14.1%)
Research and development expenses	733,651	7.2%	1,231,950	14.2%	(498,299)	(40.4%)

	Nine Months Ended
	May 31, 2017	% of Net Sales	May 31, 2016	% of Net Sales	$ Change	% Change
Net sales, excluding joint ventures	$26,552,434	92.6%	$21,454,381	91.6%	$5,098,053	23.8%
Net sales, to joint ventures	2,115,511	7.4%	1,961,565	8.4%	153,946	7.8%
Cost of goods sold	19,256,953	67.2%	15,920,896	68.0%	3,336,057	21.0%
Equity in income of joint ventures	4,343,159	15.1%	3,600,884	15.4%	742,275	20.6%
Fees for services provided to joint ventures	3,941,667	13.7%	3,808,384	16.3%	133,283	3.5%
Selling expenses	6,716,390	23.4%	4,507,716	19.3%	2,208,674	49.0%
General and administrative expenses	5,996,977	20.9%	5,939,032	25.4%	57,945	1.0%
Research and development expenses	2,118,210	7.4%	3,349,572	14.3%	(1,231,362)	(36.8%)

Net Sales. NTIC’s consolidated net sales increased 17.7% and 22.4% to $10,223,019 and $28,667,945, respectively, during the three and nine months ended May 31, 2017 compared to the three and nine months ended May 31, 2016. NTIC’s consolidated net sales excluding NTIC’s joint ventures increased 18.1% and 23.8% to $9,360,883 and $26,552,434, respectively, during the three and nine months ended May 31, 2017 compared to the same respective prior fiscal year periods. These increases were primarily a result of increased demand from the addition of new customers in North America, at NTIC China and an increase in sales of our Natur-Tec® products. Net sales to joint ventures increased 13.3% and 7.8% to $862,136 and $2,115,511 during the three and nine months ended May 31, 2017, respectively, compared to the same respective prior fiscal year periods.

The following table sets forth NTIC’s net sales for the three and nine months ended May 31, 2017 and 2016 by segment:

	Three Months Ended		Nine Months Ended
	May 31, 2017	May 31, 2016	May 31, 2017	May 31, 2016
Total ZERUST® sales	$8,368,487	$7,185,955	$23,681,192	$19,548,974
Total Natur-Tec® sales	1,854,532	1,500,620	4,986,753	3,866,972
Total net sales	$10,223,019	$8,686,575	$28,667,945	$23,415,946

During the three and nine months ended May 31, 2017, 81.9% and 82.6% of NTIC’s consolidated net sales, respectively, were derived from sales of ZERUST® products and services, which increased 16.5% and 21.1% to $8,368,487 and $23,681,192 during the three and nine months ended May 31, 2017, respectively, compared to $7,185,955 and $19,548,974 during the three and nine months ended May 31, 2016, respectively. These increases were due to increased demand from existing customers and the addition of new customers. NTIC has strategically focused its sales efforts for ZERUST® products and services on customers with sizeable corrosion problems in industry sectors that offer sizable growth opportunities, including the oil and gas sector. Overall demand for ZERUST® products and services depends heavily on the overall health of the market segments to which NTIC sells its products, including the automotive, oil and gas, agriculture, and mining markets in particular. In addition, we believe demand for ZERUST® products and services in the oil and gas industry may be dependent upon oil prices, with low oil prices causing existing or potential customers to delay purchases and installations.

The following table sets forth NTIC’s net sales of ZERUST® products for the three and nine months ended May 31, 2017 and 2016:

	Three Months Ended
	May 31, 2017	May 31, 2016	$ Change	% Change
ZERUST® industrial net sales	$7,170,802	$5,912,881	$1,257,921	21.3%
ZERUST® joint venture net sales	862,136	761,218	100,918	13.3%
ZERUST® oil & gas net sales	335,549	511,856	(176,307)	(34.4%)
Total ZERUST® net sales	$8,368,487	$7,185,955	$1,182,532	16.5%

	Nine Months Ended
	May 31, 2017	May 31, 2016	$ Change	% Change
ZERUST® industrial net sales	$20,277,892	$16,357,983	$3,919,909	24.0%
ZERUST® joint venture net sales	2,115,511	1,961,565	153,946	7.8%
ZERUST® oil & gas net sales	1,287,789	1,229,426	58,363	4.7%
Total ZERUST® net sales	$23,681,192	$19,548,974	$4,132,218	21.1%

NTIC’s net sales to the oil and gas industry sector decreased during the three months ended May 31, 2017 compared to the prior fiscal year period primarily as a result of volatility in that sector and the timing of projects. NTIC’s net sales to the oil and gas industry sector increased during the nine months ended May 31, 2017 compared to the prior fiscal year period primarily as a result of increased sales to India as a result of increased demand. NTIC anticipates that its sales of ZERUST® products and services into the oil and gas industry will continue to remain subject to significant volatility from quarter to quarter as sales are recognized, specifically due to the volatility of oil prices.

During the three and nine months ended May 31, 2017, 18.1% and 17.4% of NTIC’s consolidated net sales, respectively, were derived from sales of Natur-Tec® products, which increased 23.6% and 29.0% to $1,854,532 and $4,986,753 during the three and nine months ended May 31, 2017, respectively, compared to the three and nine months ended May 31, 2016. Such increases were due to the addition of new customers in North America and India as well as increased sales by existing distributors. Demand for Natur-Tec® products around the world depends primarily on market acceptance and the reach of NTIC’s distribution network. Because of the typical size of individual orders and overall size of NTIC’s net sales derived from sales of Natur-Tec® products, the timing of one or more orders can materially affect NTIC’s quarterly sales of Natur-Tec® products and the comparisons to prior fiscal year quarters.

Cost of Goods Sold. Cost of goods sold increased 17.3% and 21.0% for the three and nine months ended May 31, 2017, respectively, compared to the three and nine months ended May 31, 2016. These increases were primarily as a result of the corresponding increased sales levels. Cost of goods sold as a percentage of net sales decreased to 66.3% during the three months ended May 31, 2017 compared to 66.5% during the three months ended May 31, 2016 and decreased to 67.2% during the nine months ended May 31, 2017 compared to 68.0% during the nine months ended May 31, 2016. These decreases were primarily as a result of increased net sales and cost reductions realized on the raw materials associated with NTIC’s ZERUST® industrial products.

Equity in Income of Joint Ventures. NTIC’s equity in income of joint ventures increased 1.3% and 20.6% to $1,686,016 and $4,343,159 during the three and nine months ended May 31, 2017, respectively, compared to equity in income of joint ventures of $1,664,464 and $3,600,884 during the three and nine months ended May 31, 2016, respectively. These increases were primarily a result of improved sales and profitability at the joint ventures. Of the total equity in income of joint ventures, NTIC had equity in income of joint ventures of $3,089,935 attributable to EXCOR during the nine months ended May 31, 2017 compared to $2,714,905 attributable to EXCOR during the nine months ended May 31, 2016. NTIC had equity in income of joint ventures of $384,712 attributable to India during the nine months ended May 31, 2017 compared to $347,846 attributable to India during the nine months ended May 31, 2016. NTIC had equity in income of joint ventures of $206,874 attributable to Finland during the nine months ended May 31, 2017 compared to $171,662 attributable to Finland during the nine months ended May 31, 2016. NTIC had equity in income of all other joint ventures of $661,638 during the nine months ended May 31, 2017 compared to $366,471 during the nine months ended May 31, 2016.

Fees for Services Provided to Joint Ventures. NTIC recognized fee income for services provided to joint ventures of $1,442,048 and $3,941,667 during the three and nine months ended May 31, 2017, respectively, compared to $1,351,913 and $3,808,384 during the three and nine months ended May 31, 2016, respectively, representing an increase of 6.7% and 3.5%, respectively. Fee income for services provided to joint ventures is traditionally a function of sales made by NTIC’s joint ventures. Total net sales of NTIC’s joint ventures increased to $25,935,169 and $73,098,215 during the three and nine months ended May 31, 2017, respectively, compared to $24,223,090 and $66,223,514 for the three and nine months ended May 31, 2016, respectively.

Net sales of NTIC’s joint ventures are not included in NTIC’s net sales in NTIC’s consolidated financial statements or in any description of NTIC’s net sales. Of the total fee income for services provided to joint ventures, fees of $614,766 were attributable to EXCOR during the nine months ended May 31, 2017 compared to $664,812 attributable to EXCOR during the nine months ended May 31, 2016. Fees of $229,200 were attributable to India during the nine months ended May 31, 2017 compared to $223,137 attributable to India during the nine months ended May 31, 2016. Fees of $221,294 were attributable to Finland during the nine months ended May 31, 2017 compared to $177,704 attributable to Finland during the nine months ended May 31, 2016.

Selling Expenses. NTIC’s selling expenses increased 61.3% and 49.0% for the three and nine months ended May 31, 2017, respectively, compared to the same respective periods in fiscal 2016. These increases were due primarily to increases in operating expenses at Zerust Brazil and NTIC China, consisting primarily of selling and personnel expense associated with increased sales efforts, and the transition of expenses that were previously focused on research and development efforts, but now relate to selling, specifically as they relate to Natur-Tec® products and the ZERUST® oil and gas business, since most of the expenses related to these business units are no longer in the research and development phase of product development. Selling expenses as a percentage of net sales increased to 23.8% and 23.4% for the three and nine months ended May 31, 2017, respectively, from 17.4% and 19.3% and during the three and nine months ended May 31, 2016, respectively. The increases in selling expenses as a percentage of net sales were due primarily to the transition of expenses as noted above.

General and Administrative Expenses. NTIC’s general and administrative expenses decreased 14.1% and increased 1.0% for the three and nine months ended May 31, 2017, respectively, compared to the same respective periods in fiscal 2016. The decrease for the three-month comparison was partially offset by and the increase for the nine-month comparison was primarily due to: (i) the transition of expenses that were previously focused on research and development efforts, but now relate to general and administrative focus, specifically as they relate to Natur-Tec® products and the ZERUST® oil and gas business, since most of the expenses related to these business units are no longer in the research and development phase of product development; and (ii) an increase in legal expenses in North America related to the litigation against Cortec Corporation, which increased $254,000 for the nine-month comparison. As a percentage of net sales, general and administrative expenses decreased to 16.5% and 20.9% for the three and nine months ended May 31, 2017, respectively, from 22.5% and 25.4% for the three and nine months ended May 31, 2016, respectively. The decreases in general and administrative expenses as a percentage of net sales for the three- and nine-month comparisons were due primarily to the increase in net sales and for the three-month comparison, the decrease in general and administrative expenses as previously described.

Research and Development Expenses. NTIC’s research and development expenses decreased 40.4% for the three months ended May 31, 2017 compared to the same period in fiscal 2016 and decreased 36.8% for the nine months ended May 31, 2017 compared to the same period in fiscal 2016. These decreases were due primarily to the transition of resources that were previously devoted towards research and development to selling and general and administrative efforts, as previously described.

Interest Income. NTIC’s interest income decreased to $10,996 and $19,075 during the three and nine months ended May 31, 2017, respectively, compared to $29,868 and $58,425 during the three and nine months ended May 31, 2016, respectively.

Interest Expense. NTIC’s interest expense decreased to $7,409 during the three months ended May 31, 2017 compared to $15,465 during the three months ended May 31, 2016 and decreased to $15,502 during the nine months ended May 31, 2017 compared to $30,987 during the nine months ended May 31, 2016.

Income Before Income Tax Expense. NTIC incurred income before income tax expense of $1,733,525 and $2,867,814 during the three and nine months ended May 31, 2017, respectively, compared to $1,249,382 and $1,142,691 during the three and nine months ended May 31, 2016, respectively.

Income Tax Expense. Income tax expense was $237,801 and $480,423 during the three and nine months ended May 31, 2017, respectively, compared to income tax expense of $225,395 and $262,359 during the three and nine months ended May 31, 2016, respectively. Income tax expense was calculated based on management’s estimate of NTIC’s annual effective income tax rate.

NTIC considers the earnings of certain foreign joint ventures to be indefinitely invested outside the United States based on estimates that NTIC’s future domestic cash generation will be sufficient to meet future domestic cash needs. Thus, U.S. income and foreign withholding taxes have not been recognized on the cumulative undistributed earnings of $16,829,258 and $17,779,912 at May 31, 2017 and August 31, 2016, respectively. To the extent undistributed earnings of NTIC’s joint ventures are distributed in the future, they are not expected to result in any material additional income tax liability after the application of foreign tax credits.

Other Comprehensive Income (Loss) - Foreign Currency Translations Adjustment. The significant changes in the foreign currency translations adjustment was due to the strengthening of the U.S. dollar compared to the Euro and other foreign currencies during the three and nine months ended May 31, 2017 compared to the same respective periods in fiscal 2016.

Liquidity and Capital Resources

Sources of Cash and Working Capital. As of May 31, 2017, NTIC’s working capital was $19,858,912, including $3,500,164 in cash and cash equivalents and $3,756,680 in available for sale securities, compared to $16,948,069 at August 31, 2016, including $3,395,274 in cash and cash equivalents and $2,243,864 in available for sale securities.

As of May 31, 2017, NTIC had a revolving line of credit with PNC Bank, National Association (PNC Bank) of $3,000,000, with no amounts outstanding. The line of credit is evidenced by an amended and restated committed line of credit note in the principal amount of up to $3,000,000. The line of credit has a $1,200,000 standby letter of credit sub-facility, with any standby letters of credit issued thereunder being at the sole discretion of PNC Bank. The line of credit is subject to standard covenants, including affirmative financial covenants, such as the maintenance of a minimum fixed charge coverage ratio, and negative covenants, which, among other things, limit the incurrence of additional indebtedness, loans and equity investments, disposition of assets, mergers and consolidations and other matters customarily restricted in such agreements. Under the loan agreement, NTIC is subject to a minimum fixed charge coverage ratio of 1.10:1.00. As of May 31, 2017, NTIC was in compliance with all debt covenants.

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

NTIC believes that a combination of its existing cash and cash equivalents, forecasted cash flows from future operations, anticipated distributions of earnings, anticipated fees to NTIC for services provided to its joint ventures, and funds available through existing or anticipated financing arrangements, will be adequate to fund its existing operations, investments in new or existing joint ventures or subsidiaries, capital expenditures, debt repayments and any stock repurchases for at least the next 12 months. During the remainder of fiscal 2017, NTIC expects to continue to invest in NTIC China, research and development and in marketing efforts and resources into the application of its corrosion prevention technology into the oil and gas industry and its Natur-Tec® bioplastics business. To take advantage of such new product and market opportunities to expand its business and increase its revenues, NTIC may decide to finance such opportunities by borrowing under its revolving line of credit or raising additional financing through the issuance of debt or equity securities. There is no assurance that any financing transaction will be available on terms acceptable to NTIC or at all, or that any financing transaction will not be dilutive to NTIC’s current stockholders.

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

Uses of Cash and Cash Flows. Net cash provided by operating activities during the nine months ended May 31, 2017 was $2,826,166, which resulted principally from dividends received from joint ventures, net income, an increase in accounts payable and depreciation and amortization, partially offset by NTIC’s equity in income from joint ventures and an increase in trade receivables. Net cash provided by operating activities during the nine months ended May 31, 2016 was $3,053,297, which resulted principally from dividends received from NTIC’s joint ventures, net income, the expensing of fair value of stock options vested, depreciation and amortization expense, and an increase in accounts payable, partially offset by equity income from NTIC’s joint ventures, and a decrease in trade receivables and accrued liabilities.

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

NTIC experienced an increase in trade receivables and inventory as of May 31, 2017 compared to August 31, 2016. Trade receivables excluding joint ventures as of May 31, 2017 increased $1,434,776 compared to August 31, 2016, primarily related to the timing of collections and the increase in sales. Outstanding trade receivables excluding joint ventures balances as of May 31, 2017 increased 11 days to an average of 61 days from balances outstanding from these customers as of August 31, 2016. Outstanding trade receivables from joint ventures as of May 31, 2017 increased $503,863 compared to August 31, 2016 primarily due to the timing of payments. Outstanding balances from trade receivables from joint ventures increased as of May 31, 2017 by an average of 42 days from an average of 96 days from balances outstanding from these customers compared to August 31, 2016. The significant average days outstanding of trade receivables from joint ventures as of May 31, 2017 were primarily due to the receivables balances at NTIC’s joint venture in South Korea.

Outstanding receivables for services provided to joint ventures as of May 31, 2017 decreased $181,610 compared to August 31, 2016, which resulted in a decrease of 19 days of fees receivable outstanding as of May 31, 2017 to an average of 78 days compared to August 31, 2016.

Net cash used in investing activities for the nine months ended May 31, 2017 was $2,398,443, which was primarily the result of cash used in the purchase of available for sale securities, additions to property and equipment, and additions to patents. Net cash used in investing activities for the nine months ended May 31, 2016 was $794,668, which was primarily the result of additions to property and equipment, cash used in the purchase of available for sale securities, and additions to patents.

Net cash used in financing activities for the nine months ended May 31, 2017 was $308,689, which resulted from a dividend paid to a non-controlling interest and the repurchase of common stock, partially offset by proceeds from NTIC’s employee stock purchase plan and stock option exercises. Net cash used in financing activities for the nine months ended May 31, 2016 was $228,817, which resulted from a dividend paid to a non-controlling interest and the repurchase of common stock, partially offset by proceeds from NTIC’s employee stock purchase plan.

Share Repurchase Plan. On January 15, 2015, NTIC’s Board of Directors authorized the repurchase of up to $3,000,000 in shares of NTIC common stock through open market purchases or unsolicited or solicited privately negotiated transactions. This program has no expiration date but may be terminated by NTIC’s Board of Directors at any time. As of May 31, 2017, up to $2,640,603 in shares of NTIC common stock remained available for repurchase under NTIC’s stock repurchase program.

Capital Expenditures and Commitments. NTIC spent $760,847 on capital expenditures during the nine months ended May 31, 2017 and expects to spend an aggregate of approximately $800,000 to $900,000 on capital expenditures during fiscal 2017, which it expects will relate primarily to the purchase of new equipment.

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

At the option of NTIC, outstanding advances under NTIC’s $3,000,000 revolving line of credit with PNC Bank bear interest at either (a) an annual rate based on LIBOR plus 2.15% for the applicable LIBOR interest period selected by NTIC or (b) at the rate publicly announced by PNC Bank from time to time as its prime rate, and thus may subject NTIC to some market risk on interest rates. As of May 31, 2017, NTIC had no borrowings under the line of credit.

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

Forward-looking statements are based on current expectations about future events affecting NTIC and are subject to uncertainties and factors that affect all businesses operating in a global market as well as matters specific to NTIC. These uncertainties and factors are difficult to predict and many of them are beyond NTIC’s control. The following are some of the uncertainties and factors known to us that could cause NTIC’s actual results to differ materially from what NTIC has anticipated in its forward-looking statements:

•	NTIC’s operations in China, the termination of the joint venture agreements with Tianjin Zerust, and the anticipated liquidation of Tianjin Zerust and the effect of these events on NTIC’s business and future operating results;

•	NTIC’s ongoing litigation against Mr. Tao Meng, its former joint venture partner, and NTIC’s ongoing litigation against Cortec Corporation, and the effect of these legal matters and the expense associated therewith on NTIC’s business and future operating results;

•	The effect of current worldwide economic conditions and any turmoil and disruption in the global credit and financial markets on NTIC’s business;

•	The variability in NTIC’s sales of ZERUST® products and services into oil and gas industry and Natur-Tec® products and NTIC’s equity income of joint ventures, which variability in sales and equity in income of joint venture in turn, subject NTIC’s earnings to quarterly fluctuations;

•	Risks associated with NTIC’s international operations and exposure to fluctuations in foreign currency exchange rates and import duties and taxes;

•	The effect of the referendum vote of the United Kingdom to exit the European Union on NTIC’s operating results, including in particular future net sales of NTIC’s European and other joint ventures;

•	The health of the U.S. automotive industry on NTIC’s business;

•	NTIC’s dependence on the success of its joint ventures and fees and dividend distributions that NTIC receives from them;

•	NTIC’s relationships with its joint ventures and its ability to maintain those relationships, especially in light of anticipated succession planning issues;

•	Fluctuations in the cost and availability of raw materials, including resins and other commodities;

•	The success of and risks associated with NTIC’s emerging new businesses and products and services, including in particular NTIC’s ability and the ability of NTIC’s joint ventures to sell ZERUST® products and services into oil and gas industry and Natur-Tec® products and the often lengthy and extensive sales process involved in selling such products and services;

•	NTIC’s ability to introduce new products and services that respond to changing market conditions and customer demand;

•	Market acceptance of NTIC’s existing and new products, especially in light of existing and new competitive products;

•	Maturation of certain existing markets for NTIC’s ZERUST® products and services and NTIC’s ability to grow market share and succeed in penetrating other existing and new markets;

•	Increased competition, especially with respect to NTIC’s ZERUST® products and services, and the effect of such competition on NTIC’s and its joint ventures’ pricing, net sales and margins;

•	NTIC’s reliance upon and its relationships with its distributors, independent sales representatives and joint ventures;

•	NTIC’s reliance upon suppliers;

•	Oil prices, which may affect sales of NTIC’s ZERUST® products and services into the oil and gas industry;

•	The costs and effects of complying with laws and regulations and changes in tax, fiscal, government and other regulatory policies, including rules relating to environmental, health and safety matters;

•	Unforeseen product quality or other problems in the development, production and usage of new and existing products;

•	Unforeseen production expenses incurred in connection with new customers and new products;

•	Loss of or changes in executive management or key employees;

•	Ability of management to manage around unplanned events;

•	Pending and future litigation;

•	NTIC’s reliance on its intellectual property rights and the absence of infringement of the intellectual property rights of others;

•	NTIC’s ability to maintain effective internal control over financial reporting, especially in light of its joint venture arrangements;

•	Changes in applicable laws or regulations and NTIC’s failure to comply with applicable laws, rules and regulations;

•	Changes in generally accepted accounting principles and the effect of new accounting pronouncements;

•	Fluctuations in NTIC’s effective tax rate; and

•	NTIC’s reliance upon its management information systems.

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

At the option of NTIC, outstanding advances under NTIC’s $3,000,000 revolving line of credit with PNC Bank bear interest at either (a) an annual rate based on LIBOR plus 2.15% for the applicable LIBOR interest period selected by NTIC or (b) at the rate publicly announced by PNC Bank from time to time as its prime rate, and thus may subject NTIC to some market risk on interest rates. As of May 31, 2017, NTIC had no borrowings under the line of credit.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

NTIC maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to provide reasonable assurance that information required to be disclosed by NTIC in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to NTIC’s management, including NTIC’s principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. NTIC’s management evaluated, with the participation of its Chief Executive Officer and its Chief Financial Officer, the effectiveness of the design and operation of NTIC’s disclosure controls and procedures as of the end of the period covered in this report. Based on that evaluation, NTIC’s Chief Executive Officer and Chief Financial Officer concluded that NTIC’s disclosure controls and procedures were effective as of the end of such period to provide reasonable assurance that information required to be disclosed in the reports that NTIC files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to NTIC’s management, including NTIC’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in NTIC’s internal control over financial reporting that occurred during the quarter ended May 31, 2017 that has materially affected, or is reasonably likely to materially affect NTIC’s internal control over financial reporting.

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

On April 21, 2015, NTIC and NTI Asean initiated a lawsuit in the District Court for the Second Judicial District, County of Ramsey, State of Minnesota against Cortec Corporation alleging, among other things, that Cortec Corporation (Cortec) aided and abetted breaches of duties and contractual commitments owed to NTIC and NTI Asean related to NTIC’s joint venture in China, Tianjin Zerust.  After fully litigating the case through discovery and dispositive motion practice, on February 16, 2017, the Minnesota court denied both sides’ motions for summary judgment and, sua sponte, dismissed without prejudice NTIC’s and NTI Asean’s claims based on a non-exclusive forum-selection clause contained in a 2005 settlement agreement between NTIC and Cortec Corporation.  While NTIC had strong arguments to appeal the Minnesota court’s decision, an appeal would have meant a significant delay to the resolution of the dispute.  On April 21, 2017, NTIC re-filed the lawsuit in the United States District Court for the Northern District of Ohio.  On May 15, 2017, Cortec filed an answer and counterclaim.  The counterclaim was promptly dismissed by the Court. Cortec has agreed that all the discovery and information learned in the Minnesota case may be used in the Ohio case.  The parties attended a Case Management Conference (CMC) on June 21, 2017.  The Court set a deadline of September 4, 2017 to complete discovery and set the case for a jury trial on a two-week standby period beginning on September 18, 2017.

ITEM 1A. RISK FACTORS

This Item 1A is inapplicable to NTIC as a smaller reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Equity Securities

During the three months ended May 31, 2017, NTIC did not issue any shares of its common stock or other equity securities of NTIC that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

The following table shows NTIC’s stock repurchase activity during the three months ended May 31, 2017.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
March 1, 2017 through March 31, 2017	0	N/A	0	(1)
April 1, 2017 through April 30, 2017	800	$15.60	800	(1)(2)
May 1, 2017 through May 31, 2017	2,250	$15.90	2,250	(1)(2)
Total	3,050	$15.74	3,050	(1)(2)

(1)	On January 15, 2015, NTIC’s Board of Directors authorized the repurchase of up to $3,000,000 in shares of NTIC common stock through open market purchases or unsolicited or solicited privately negotiated transactions. This program has no expiration date but may be terminated by NTIC’s Board of Directors at any time.

(2)	As of May 31, 2017, up to $2,640,603 in shares of NTIC common stock remained available for repurchase under NTIC’s stock repurchase program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

The following exhibits are being filed or furnished with this quarterly report on Form 10-Q:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101	The following materials from NTIC’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Comprehensive Income, (iv) the unaudited Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

Date: July 14, 2017	Matthew C. Wolsfeld, CPA
Chief Financial Officer
(Principal Financial and Accounting Officer and
Duly Authorized to Sign on Behalf of the Registrant)

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION
QUARTERLY REPORT ON FORM 10-Q

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101	The following materials from Northern Technologies International Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Comprehensive Income, (iv) the unaudited Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements	Filed herewith