Form 10-K
period 2017-08-31
NORTHERN TECHNOLOGIES INTERNATIONAL CORP
filed 2017-11-21
CIK 875582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________

FORM 10-K

(Mark one)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒   NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒   NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐   NO ☒

The aggregate market value of the registrant’s common stock, excluding shares beneficially owned by affiliates, computed by reference to the closing sales price at which the common stock was last sold as of February 28, 2017 (the last business day of the registrant’s second fiscal quarter) as reported by the Nasdaq Global Market on that date was $58.6 million.

As of November 20, 2017, 4,537,408 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the registrant’s Proxy Statement for its 2018 Annual Meeting of Stockholders to be held January 12, 2018.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

ANNUAL REPORT ON FORM 10-K
FISCAL YEAR ENDED AUGUST 31, 2017

i

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

As used in this report, references to: (1) “NTIC China” refer to NTIC’s wholly-owned subsidiary in China, NTIC (Shanghai) Co., Ltd.; (2) “NTI Europe” refer to NTIC’s wholly-owned subsidiary in Germany, NTIC Europe GmbH; (3) “Zerust Mexico” refer to NTIC’s wholly-owned subsidiary in Mexico, ZERUST-EXCOR MEXICO, S. de R.L. de C.V; (4) “Zerust Brazil” refer to NTIC’s majority-owned Brazilian subsidiary, Zerust Prevenção de Corrosão S.A.; (5) “Natur-Tec India” refer to NTIC’s majority-owned subsidiary in India, Natur-Tec India Private Limited; and (6) “NTI Asean” refer to NTIC’s majority-owned holding company subsidiary, NTI Asean LLC, which is a holding company that holds investments in seven entities that operate in the Association of Southeast Asian Nations (ASEAN) region, including the following countries: Indonesia, South Korea, Malaysia, Philippines, Singapore, Taiwan and Thailand.

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

ii

PART I

Item 1. BUSINESS

Overview

Northern Technologies International Corporation (NTIC) develops and markets proprietary environmentally beneficial products and services in over 60 countries either directly or via a network of subsidiaries, joint ventures, independent distributors and agents. NTIC’s primary business is corrosion prevention marketed mainly under the ZERUST® brand. NTIC has been selling its proprietary ZERUST® products and services to the automotive, electronics, electrical, mechanical, military and retail consumer markets for over 40 years, and, more recently, has targeted and expanded into the oil and gas industry. NTIC also markets and sells a portfolio of biobased and certified compostable (fully biodegradable) polymer resin compounds and finished products under the Natur-Tec® brand. These products are intended to reduce NTIC’s customers’ carbon footprint and provide environmentally sound waste disposal options.

NTIC’s ZERUST® rust and corrosion inhibiting products include plastic and paper packaging, liquids, coatings, rust removers, cleaners and diffusers, as well as engineered solutions designed specifically for the oil and gas industry. NTIC also offers worldwide on-site technical consulting for rust and corrosion prevention issues. NTIC’s technical service consultants work directly with the end users of NTIC’s ZERUST® rust and corrosion inhibiting products to analyze their specific needs and develop systems to meet their performance requirements. In North America, NTIC sells its ZERUST® corrosion prevention solutions through a network of independent distributors and agents supported by a direct sales force. Internationally, NTIC sells its ZERUST® corrosion prevention solutions through its wholly-owned subsidiary in China, NTIC (Shanghai) Co., Ltd. (NTIC China), its majority-owned joint venture holding company for NTIC’s joint venture investments in the Association of Southeast Asian Nations (ASEAN) region, NTI Asean LLC (NTI Asean), its majority-owned subsidiary in Brazil, Zerust Prevenção de Corrosão S.A. (Zerust Brazil), and its wholly-owned subsidiary in Mexico, ZERUST-EXCOR MEXICO, S. de R.L. de C.V (Zerust Mexico), and joint venture arrangements in North America, Europe and Asia. NTIC also sells products directly to its joint venture partners through its wholly-owned subsidiary in Germany, NTIC Europe GmbH (NTI Europe).

One of NTIC’s strategic initiatives is to expand into other markets for its ZERUST® corrosion prevention technologies. Consequently, for the past several years, NTIC has focused significant sales and marketing efforts on the oil and gas industry, as that industry’s infrastructure consists primarily of metals that are highly susceptible to corrosion. NTIC believes that its ZERUST® corrosion prevention solutions will minimize maintenance downtime on critical oil and gas industry infrastructure, extend its service life, and reduce the risk of environmental pollution caused to corrosion-related leaks.

NTIC markets and sells its ZERUST® rust and corrosion prevention solutions to customers in the oil and gas industry in several countries either directly, through its subsidiaries, or indirectly, through its joint venture partners and third parties. The sale of ZERUST® corrosion prevention solutions to customers in the oil and gas industry typically involves a very long sales cycle, often including multi-year trial periods with each customer, and then followed by a slow integration process thereafter.

Natur-Tec® biobased and compostable plastics are manufactured using NTIC’s patented and/or proprietary technologies and are intended to replace conventional plastics. The Natur-Tec® biopolymer resin compound portfolio includes formulations that have been optimized for a variety of applications including blown-film extrusion, extrusion coating, injection molding, and engineered plastics. These resin compounds are certified to be fully biodegradable in a composting environment and are currently being used to produce finished products including can liners, shopping and grocery bags, lawn and leaf bags, pet waste collection bags, cutlery and coated paper products. In North America, NTIC markets its Natur-Tec® resin compounds and finished products primarily through a network of regional and national distributors as well as independent agents. NTIC continues to see significant opportunities for finished bioplastic products and, therefore, continues to strengthen and expand its North American distribution network for finished Natur-Tec® bioplastic products. Internationally, NTIC sells its Natur-Tec® resin compounds and finished products both directly and through its majority-owned subsidiary in India, Natur-Tec India Private Limited (Natur-Tec India), and through distributors and certain joint ventures.

NTIC’s Subsidiaries

NTIC has ownership interests in six subsidiaries in North America, South America, Europe and Asia. The following table sets forth a list of NTIC’s operating subsidiaries as of November 15, 2017, the country in which the subsidiary is organized and NTIC’s ownership percentage in each subsidiary:

Subsidiary Name	Country	NTIC Percent (%) Ownership
NTIC (Shanghai) Co., Ltd	China	100%
NTI Asean LLC	United States	60%
Zerust Prevenção de Corrosão S.A.	Brazil	85%
ZERUST-EXCOR MEXICO, S. de R.L. de C.V	Mexico	100%
Natur-Tec India Private Limited	India	90%
NTIC Europe GmbH	Germany	100%

The operating results of these subsidiaries are fully consolidated in NTIC’s consolidated financial statements.

NTIC’s Joint Venture Network

NTIC participates in a total of 20 active joint venture arrangements located across North America, Europe and Asia. Each of these joint ventures generally manufactures and markets products for the geographic territory to which it is assigned. While most of NTIC’s joint ventures exclusively sell rust and corrosion inhibiting products, some of the joint ventures also sell NTIC’s Natur-Tec® resin compounds. NTIC has historically funded its investments in joint ventures with cash generated from operations.

The following table sets forth a list of NTIC’s operating joint ventures as of November 15, 2017, the country in which the joint venture is organized and NTIC’s ownership percentage in each joint venture:

Joint Venture Name	Country	NTIC Percent (%) Ownership
TAIYONIC LTD.	Japan	50%
ACOBAL SAS	France	50%
ZERUST-NIC (TAIWAN) CORP.	Taiwan (1)	30%
EXCOR KORROSIONSSCHUTZ – TECHNOLOGIEN UND PRODUKTE GMBH	Germany	50%
ZERUST SINGAPORE PTE. LTD	Singapore (1)	60%
ZERUST AB	Sweden	50%
MOSTNIC-ZERUST	Russia	50%
KOREA ZERUST CO., LTD.	South Korea (1)	30%
ZERUST OY	Finland	50%
HARITA-NTI LTD	India	50%
ZERUST (U.K.) LTD.	United Kingdom	50%
EXCOR-ZERUST S.R.O.	Czech Republic	50%
EXCOR SP. Z.O.O.	Poland	50%
ZERUST SPECIALTY TECH CO. LTD.	Thailand (1)	30%
CHONG WAH-NTIA SDN. BHD.	Malaysia (1)	30%
NTIA ZERUST PHILIPPINES, INC.	Philippines (1)	30%
ZERUST A.Ş.	Turkey	50%
ZERUST CONSUMER PRODUCTS, LLC	United States	50%
ZERUST – DNEPR	Ukraine	50%
PT. CHEMINDO – NTIA	Indonesia (1)	30%

____________________

(1)	Indirect ownership interest through NTI Asean.

NTIC receives funds from its joint ventures as fees received for services that NTIC provides and as dividend distributions. The fees for services provided to joint ventures are determined based on either a flat fee or a percentage of sales depending on local laws and tax regulations. With respect to NTIC’s joint venture in Germany (EXCOR), NTIC recognizes an agreed upon quarterly fee for services. NTIC recognizes equity income from each joint venture based on the overall profitability of the joint venture. Such profitability is subject to variability from quarter to quarter which, in turn, subjects NTIC’s earnings to variability from quarter to quarter. The profits of each joint venture are shared by the respective joint venture owners in accordance with their respective ownership percentages. NTIC typically directly or indirectly owns 50% or less of each of its joint venture entities and thus does not control the decisions of these entities regarding whether to pay dividends and, if paid, what amount is paid in a given year. The payment of a dividend by an entity is determined by a joint vote of the owners and is not at the sole discretion of NTIC.

NTIC accounts for the investments and financial results of its joint ventures in its financial statements utilizing the equity method of accounting.

NTIC considers EXCOR to be individually significant to NTIC’s consolidated assets and income, and therefore, provides certain additional information regarding it in the notes to NTIC’s consolidated financial statements and in this section of this report.

For more information regarding NTIC’s joint ventures and their effect on NTIC’s operating results, see NTIC’s consolidated financial statements in “Part II. Item 8. Financial Statements and Supplementary Data” and “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report.

On January 2, 2015, NTIC announced that, effective as of December 31, 2014, it is selling its ZERUST® products and services in China through the wholly-owned subsidiary, NTIC (Shanghai) Co., Ltd., and has terminated its joint venture agreements with Tianjin-Zerust Anticorrosion Co., Ltd. (Tianjin Zerust). NTIC and NTI Asean have filed a lawsuit in China against Mr. Tao Meng, the former joint venture entity’s other shareholder, and his spouse, seeking, among other things, an orderly liquidation of Tianjin Zerust. NTIC indirectly has a 30% ownership interest in Tianjin Zerust through its 60% owned holding company subsidiary, NTI Asean. NTIC’s historical operating results have been volatile as a result of the ongoing transition of Chinese operations.

Products

NTIC derives revenues directly and/or indirectly through its subsidiaries and joint ventures from two reportable business segments based on products sold, customer base and distribution center: ZERUST® corrosion prevention solutions and Natur-Tec® resin compounds and finished products.

ZERUST® Corrosion Prevention Solutions. In fiscal 2017, 82.9% of NTIC’s consolidated net sales were derived from developing, manufacturing and marketing ZERUST® rust and corrosion inhibiting products and services.  NTIC’s consolidated net sales in fiscal 2017 included $32,789,283 in sales of ZERUST® rust and corrosion inhibiting products and services, an increase of 18.9% over such sales in fiscal 2016. Corrosion not only damages the appearance of metal products and components but also negatively impacts their mechanical performance.  This applies to the rusting of ferrous metals (iron and steel) and the deterioration by oxidation of nonferrous metals (aluminum, copper, brass, etc.).  NTIC’s ZERUST® corrosion prevention solutions include plastic and paper packaging, powders, liquids, coatings, rust removers, cleaners, diffusers and engineered solutions for the oil and gas industry, as well as technical corrosion management and consulting services.

Plastic and Paper Packaging.  NTIC’s ZERUST® packaging products contain proprietary chemical formulations that continuously release an invisible and odorless, corrosion inhibiting vapor that passivates metal surfaces and thereby inhibits rust and corrosion.  The corrosion-inhibiting protection is maintained as long as the metal products to be protected remain enclosed within the ZERUST® packaging.  Electron scanning shows that once the contents are removed from the ZERUST® package, the ZERUST® protection dissipates from the contents’ surfaces within two hours, leaving a clean, dry and corrosion-free metal component.  This mechanism of corrosion protection enables NTIC’s customers to easily package metal objects for rust-free shipment and/or long-term storage.  Furthermore, by eliminating costly greasing and degreasing processes and/or significantly reducing the use of certain coatings to inhibit corrosion, NTIC’s ZERUST® corrosion prevention solutions provide customers significant savings in labor, material and capital expenditures for equipment to apply, remove and dispose of oils and greases, as well as the attendant environmental problems, as compared to traditional methods of corrosion prevention.

NTIC was first to develop the means of infusing volatile corrosion inhibiting chemical systems (VCIs) into polyethylene and polypropylene resins.  Combining ZERUST® chemical systems with polyethylene and polypropylene resins permitted NTIC to introduce a line of plastic packaging products in the form of low and high-density polyethylene bags and shroud film, including stretch, shrink, skin and bubble cushioning film, thereby giving packaging engineers an opportunity to ship and store ferrous, nonferrous and mixed-metal products in a clean, dry and corrosion-free condition, with an attendant overall savings in total process costs.  In addition to plastic packaging, NTIC has developed additives to imbue kraft paper, corrugated cardboard, solid fiber and chipboard packaging materials with corrosion protection properties.  NTIC’s ZERUST® plastic and paper packaging products come in various thicknesses, strength enhancements, protection types, shapes and sizes. This product line also includes items such as ZERUST® gun cases, car covers and tool-drawer liners, which are targeted at retail consumers.

Liquids and Coatings.  NTIC’s corrosion prevention solutions include a line of metal surface treatment liquids and coatings, which are oil, water or bio-solvent based, and are marketed under brand names including Axxatec™, Axxanol™ and Z-Maxx™.  These liquids and coatings provide powerful corrosion protection in aggressive environments, such as salt air, high humidity and/or high temperatures.  Products are formulated for most metal types and protection levels. For exceptionally harsh environments, customers may choose to use a combination of NTIC’s liquids and coatings with ZERUST® plastic and/or paper products to achieve robust corrosion protection during manufacturing, shipping and warehousing stages.

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

Z-CIS® Technical Services.  As an on-going effort to help NTIC’s customers improve and control their processes in terms of corrosion management, NTIC markets and offers unique corrosion management and consulting services to target customers.  This ZERUST® corrosion inhibition system (known as Z-CIS®) leverages NTIC’s global network to dispatch highly-trained technical service engineers to customer sites to solve complex corrosion problems.  Services and consulting are billed according to work done on the customer’s behalf to improve the customer’s internal and external corrosion control systems.  Several major automotive companies and their automotive parts suppliers have used NTIC’s Z-CIS® system.

ZERUST® Corrosion Prevention Solutions Designed Specifically for the Oil and Gas Industry.  NTIC has developed proprietary engineered corrosion inhibiting solutions specifically for the mitigation of corrosion of the types of capital assets used in the petroleum and chemical process industries and has targeted the sale of these ZERUST® corrosion solutions to potential customers in the oil and gas industry.   NTIC’s consolidated net sales in fiscal 2017 included $1,720,162 in sales made to customers in the oil and gas industry, a slight decrease of 1.1% over such sales in fiscal 2016. This decrease is set against volatile crude oil prices in the past 18 months that have negatively affected client budgets. The infrastructure that supports the oil and gas industry is predominantly constructed using metals that are highly susceptible to corrosion.  The industrial environment at these facilities usually contains compounds, including sulfides and chlorides, which cause aggressive corrosion.  This problem affects pipelines, petroleum storage tanks, spare parts in long-term storage, processing and other critical equipment. In addition to the costs associated with the replacement of parts and structures, maintenance and repairs, and product loss, there are significant economic losses associated with critical infrastructure being down for repair and maintenance.  Furthermore, there are also considerable health, safety and environmental risks caused by corrosion that can greatly increase economic losses.  NTIC believes that its ZERUST® oil and gas corrosion prevention solutions minimize maintenance downtime on critical oil and gas industry infrastructure, extend the life of such infrastructure and reduce the risk of environmental pollution due to leaks caused by corrosion.

NTIC’s rust and corrosion inhibiting products for the oil and gas industry include ZERUST® Flange Savers® ZERUST® ReCAST-R VCI Dispensers, Zerust ReCAST-SSB solutions and ZERUST® chemicals, including Zerion chemicals, in addition to many of the standard industrial ZERUST® rust and corrosion inhibiting products previously described.

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

ZERUST® ReCAST-SSB solutions protect the Soil Side Bottoms (SSB) of aboveground storage tanks through a variety of unique and highly effective delivery systems designed by the Zerust Oil & Gas team to deliver proprietary Zerion FVS corrosion inhibitor to tank bottom spaces that are susceptible to significant corrosion. Tank bottoms are typically made of steel plates which are in direct contact with the foundation surface that may be concrete, sand/soil and asphalt/bitumen. It is typically not possible to protect this underside surface with traditional coatings. Cathodic protection (CP) systems can only provide partial protection, but also have significant limitations that cause failures well ahead of the expected service life of a tank. The ZERUST® solutions provide effective protection even to areas that cannot be addressed with CP. This is an engineered solution where each system is tailored to a customer’s requirements depending on factors including the tank foundation design, specific environmental conditions, and tank diameter.

ZERUST® Zerion line of powder based inhibitor solutions include:

•	Zerion FVS is a unique inhibitor blend that is used in the SSB Solutions. This “best-in-class” product has been successfully deployed at multiple client sites in the North and South America as well as parts of Asia.

•	AutoFog is a revolutionary product that allows for the quick VCI saturation of large volume spaces without the need for mechanical “fogging” equipment. This rapid self-diffusing capability is good for sealed void spaces, protection of large/complex assets like heat exchangers and heater-treaters.

•	Sol-V C-Series is designed to provide corrosion prevention in voids and enclosures especially when there is either stagnant water, or the potential for water seepages and/or accumulation of water over time. ZERUST® Sol-V™ C-Series packaging allows VCIs to release while conserving a Sol-V proprietary blend of soluble corrosion inhibitors (SCIs) until water enters the system. Typical applications of ZERUST® Sol-V™ C-Series packaging include offshore platform leg voids, vessels and tanks mothballed in tropical environments, ship blocks being fabricated in areas of high humidity, piping systems and heat exchangers.

Natur-Tec® Resin Compounds and Finished Products. NTIC manufactures and sells a range of biobased and compostable (fully biodegradable) polymer resin compounds and finished products under the Natur-Tec® brand. NTIC’s consolidated net sales in fiscal 2017 included $6,779,840 in sales of Natur-Tec® resins and finished products, an increase of 26.6% over such sales in fiscal 2016.  Market drivers such as volatile petroleum prices, reduced dependence on foreign oil, reduced carbon footprints, and environmentally responsible end-of-life solutions have increased interest in using sustainable, biobased and renewable plant-biomass resources for the manufacture of plastics and industrial products. Plastics that are fully biodegradable in composting or anaerobic digestor systems allow the safe and effective conversion of these plastics to carbon dioxide, water and fertilizer at the end of their service life.  Increased environmental and sustainability awareness at the corporate and consumer level, improved technical properties and product functionality, as well as recent foreign, state and local governmental regulations banning the use of conventional plastics or mandating the use of certain biodegradable or compostable products, have also fueled this interest in biobased and biodegradable-compostable plastics.  The term “bio-plastics” encompasses a broad category of plastics that are either bio-based, which means derived from renewable resources such as corn or cellulosic/plant material or blends thereof, or are engineered to be fully compostable, or both.

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

Natur-Tec® flexible film resin compounds are fully compostable and meet the requirements of international standards for compostable plastics such as ASTM (American Society for Testing and Materials) D6400 (U.S.), EN 13432 (European standards for products and services by European Committee for Standardization) and ISO (International Organization for Standardization) 17088, and are certified as 100% compostable by organizations including the BPI (Biodegradable Products Institute) in the United States and Vincotte in Europe.  Natur-Tec® film resin compounds can be used to produce film for applications, such as bags, including compost bags, lawn and leaf bags, pet waste bags and carry-out bags, agricultural film and consumer and industrial packaging.

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

Both Natur-Bag® and Natur-Ware® products are fully certified compostable, and carry the BPI Compostable logo in the United States and the Vincotte OK Compost logo in Europe. Furthermore, these products were also independently tested and approved for use in organic waste diversion systems by Cedar Grove, one of the largest compost operators in the United States.

Sales, Marketing and Distribution

ZERUST® Corrosion Prevention Solutions. In the United States, NTIC markets its ZERUST® rust and corrosion inhibiting products and services, including its products designed for the oil and gas industry, principally to industrial users in the automotive, electronics, electrical, mechanical, military, retail consumer and oil and gas markets by a direct sales force and through a network of independent distributors, manufacturer’s sales representatives and strategic partners. NTIC’s technical service consultants work directly with the end users of NTIC’s ZERUST® products to analyze their specific corrosion prevention needs and develop systems to meet their performance requirements.

Internationally, NTIC has entered into a series of joint ventures with foreign partners (either directly or through a holding company). NTIC receives fees for providing technical support, marketing assistance and other services to its joint ventures based primarily on the net sales of the individual joint ventures in accordance with the terms of the joint venture arrangements. Such services include consulting, legal, insurance, technical and marketing services. In China, NTIC sells its products and services through NTIC China. NTIC has formed a wholly-owned subsidiary in Mexico to conduct its business there.

With respect to the sales and marketing of ZERUST® rust and corrosion inhibiting products and services to the oil and gas industry, NTIC uses a combination of direct sales personnel, independent sales agents and its joint venture network.  In addition, in an attempt to penetrate the oil and gas industry within certain markets more quickly, NTIC has entered into certain sales and marketing agency agreements with specific organizations that have existing long term relationships with key oil and gas industry clients.  NTIC also engages in certain direct marketing activities to build its brand within the oil and gas industry, such as traditional advertising and direct mail campaigns and presence and participation at selected key trade shows and technical forums.  NTIC continues to believe the sale of its ZERUST® corrosion prevention solutions to customers in the oil and gas industry will involve long sales cycles, likely including multi-year trial periods with each customer and a slow integration process thereafter.

Natur-Tec® Resin Compounds and Finished Products.  In the United States, NTIC markets its Natur-Tec® resin compounds and finished products through a network of national and regional distributors and independent manufacturer’s sales representatives and three NTIC direct sales employees as of August 31, 2017. Target customers for Natur-Tec® finished products include individual consumers and commercial and institutional organizations such as corporations and government agencies, and educational organizations such as universities and school districts. NTIC is also targeting key national and regional retailers utilizing independent sales agents. Target customers for Natur-Tec® resin compounds include film extruders and injection molders who would purchase Natur-Tec® resin compounds to manufacture and sell their own finished biobased and compostable end products, such as film, bags and cutlery.

Internationally, NTIC uses Natur-Tec India, and its joint ventures and a network of international distributors to market its Natur-Tec® resin compounds and finished products. In November 2014, NTIC entered into an agreement with NatureWorks LLC for joint marketing and sales of Ingeo® based packaging solutions to customers in India. With recent Indian government mandates banning the use of non-biodegradable plastics in certain types of food and consumer packaging, NTIC expects the market in India for bioplastic packaging solutions to continue to grow substantially.

Competition

ZERUST® Corrosion Prevention Solutions. While NTIC is unaware of any third parties with which NTIC competes on a worldwide basis with respect to its corrosion prevention solutions, NTIC does compete with several third parties on a regional basis. NTIC evaluates competing rust and corrosion inhibiting products on an ongoing basis. Some of NTIC’s competitors are established companies that may have financial, marketing, distribution networks and other resources substantially greater than those of NTIC. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or devote greater resources to the promotion and sale of their products than NTIC. With respect to its rust and corrosion inhibiting products, NTIC competes on the basis of product innovation, quality and reliability, product support, customer service, reputation, as well as price. Some of NTIC’s competitors may have achieved significant market acceptance of their competing products and brand recognition. NTIC, however, believes it has an advantage over most of its competitors as a result of NTIC’s technical innovation and its value-added services. NTIC attempts to provide its customers with the highest level of technical service and applications engineering in addition to ZERUST® rust and corrosion inhibiting products. Nonetheless, the commoditization of certain of NTIC’s ZERUST® rust and corrosion inhibiting products have led and may continue to lead to lower prices and lower margins on such products. In addition, because certain barriers to entry are low, additional competitors may emerge, which likely would lead to the further commoditization of NTIC’s rust and corrosion inhibiting products.

With respect to NTIC’s corrosion prevention solutions for use in the oil and gas industry, NTIC’s primary barrier to entry is a combination of conservatism, complacency, and confidence in old approaches, as well as the complexity of the buying organizations. Some of NTIC’s competitors with respect to its traditional ZERUST® rust and corrosion inhibiting products also compete in the oil and gas industry. NTIC also faces competition from new suppliers who provide alternative approaches to corrosion prevention, some of which have a significant market presence and more years of experience and credibility in the oil and gas industry. Original equipment manufacturer (OEM) suppliers to the oil and gas industry present a new market vertical for NTIC’s traditional industrial ZERUST® products.

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

NTIC spent $2,912,393 in fiscal 2017 relating to its research and development activities, compared to $4,724,596 in fiscal 2016. NTIC anticipates that it will spend between $2,500,000 and $3,000,000 in fiscal 2018 on research and development activities.

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

In 1980, NTIC developed and patented the first polyolefin (plastic) based industrial corrosion inhibiting packing material in the world.  The U.S. patent granted under this patent application became the most important intellectual property right in NTIC’s history.  This patent expired in 2000.  NTIC has since filed for 12 letters of patents in the United States covering various corrosion inhibiting technologies, systems and applications, and now owns several patents in these areas.  These patents, as well as patent applications, have been extended to the countries of strategic relevance to NTIC including, such countries as Australia, Brazil, Canada, China, Europe, Japan, India, Korea, Mexico, Russia, and Taiwan.  In addition, EXCOR owns several patents in the area covering various corrosion inhibiting technologies and has also applied for new patents on proprietary new corrosion inhibiting technologies.  NTIC is also seeking additional patent protection covering various host materials into which its corrosion inhibiting additives and other protective features can be incorporated, proprietary new process technologies, and chemical formulations outside the area of corrosion protection.  NTIC owns several patents outside the area of corrosion protection both in the United States and in countries of strategic relevance to NTIC including the above-noted countries.

In addition to seeking patent protection, NTIC maintains an extensive portfolio of trademarks in countries where NTIC has a presence directly or through its subsidiaries and joint ventures.  NTIC continuously pursues new trademark applications of strategic interest worldwide.  NTIC owns the following U.S. registered trademarks: NTI®, NTI & Globe Design, ZERUST®, EXCOR®, ICT®, Z-CIS®, COR TAB®, PLASTABS®, NATUR-TEC®, NATUR-TEC & Design®, NATUR-BAG® and NATUR-WARE®, ZERION®, AUTOFOG®, FLANGE SAVER®, ACTIVPAK®.  NTIC also has a registered trademark on the use of the Color Yellow with respect to corrosion inhibiting packaging.  Furthermore, NTI®, ZERUST®, EXCOR®, the Color Yellow® and NTI ASEAN®, as well as other marks have been registered in the European Union with several new applications pending.

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

Manufacturing

NTIC’s ZERUST® rust and corrosion inhibiting products are manufactured according to NTIC’s specifications primarily by selected independent sub-contractors under trade secrecy agreements and/or license agreements.  In addition, NTIC manufactures select ZERUST® rust and corrosion inhibiting products, consisting primarily of liquids and powders, in-house at its corporate headquarters location in Circle Pines, Minnesota.

NTIC’s Natur-Tec® resin compounds and finished products are produced at facilities in India, China, Malaysia and California, USA. NTIC’s Natur-Tec® resin compounds can be shipped to any manufacturing facility around the world where they then can be converted into finished products, such as a bag or piece of cutlery. NTIC’s Natur-Tec® finished products are manufactured using NTIC’s Natur-Tec® resin compounds by selected sub-contractors.

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

Backlog

NTIC had an order backlog of $668,000 as of August 31, 2017, compared to $1,106,000 as of August 31, 2016, which was generally across all business units and which these sales will be realized during first quarter of fiscal 2018. These are orders that are held by NTIC pending release instructions from the customers to be used in just-in-time production. Customers generally place orders on an “as needed” basis and expect delivery within a relatively short period of time.

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

Employees

As of August 31, 2017, NTIC had 71 full-time employees located in North America, consisting of 26 in sales and marketing, 25 in research and development and lab, 14 in administration and 6 in production.  As of August 31, 2017, NTIC’s wholly-owned subsidiary in China had 31 full-time employees, its majority-owned subsidiary in Brazil had 20 full-time employees, its majority-owned subsidiary in India had 6 full-time employees, its wholly owned subsidiary in Mexico had no employees and its holding company, NTI Asean, had no full-time employees.  There are no unions representing NTIC’s employees and NTIC believes that its relations with its employees are good.

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

Forward-looking statements are based on current expectations about future events affecting NTIC and are subject to uncertainties and factors that affect all businesses operating in a global market as well as matters specific to NTIC. These uncertainties and factors are difficult to predict and many of them are beyond NTIC’s control. The following are some of the uncertainties and factors known to us that could cause NTIC’s actual results to differ materially from what NTIC has anticipated in its forward-looking statements:

•	The effect of current worldwide economic conditions and any turmoil and disruption in the global credit and financial markets on NTIC’s business;

•	The variability in NTIC’s sales of ZERUST® products and services into oil and gas industry and Natur-Tec® products and NTIC’s equity income of joint ventures, which variability in sales and equity in income of joint venture in turn, subject NTIC’s earnings to quarterly fluctuations;

•	Risks associated with NTIC’s international operations and exposure to fluctuations in foreign currency exchange rates and import duties and taxes;

•	The effect of the referendum vote of the United Kingdom to exit the European Union on NTIC’s operating results, including in particular future net sales of NTIC’s European and other joint ventures;

•	The health of the U.S. automotive industry on NTIC’s business;

•	NTIC’s dependence on the success of its joint ventures and fees and dividend distributions that NTIC receives from them;

•	NTIC’s relationships with its joint ventures and its ability to maintain those relationships, especially in light of anticipated succession planning issues;

•	Fluctuations in the cost and availability of raw materials, including resins and other commodities;

•	The success of and risks associated with NTIC’s emerging businesses and products and services, including in particular NTIC’s ability and the ability of NTIC’s joint ventures to sell ZERUST® products and services into oil and gas industry and Natur-Tec® products and the often lengthy and extensive sales process involved in selling such products and services;

•	NTIC’s ability to introduce new products and services that respond to changing market conditions and customer demand;

•	Market acceptance of NTIC’s existing and new products, especially in light of existing and new competitive products;

•	Maturation of certain existing markets for NTIC’s ZERUST® products and services and NTIC’s ability to grow market share and succeed in penetrating other existing and new markets;

•	Increased competition, especially with respect to NTIC’s ZERUST® products and services, and the effect of such competition on NTIC’s and its joint ventures’ pricing, net sales and margins;

•	NTIC’s reliance upon and its relationships with its distributors, independent sales representatives and joint ventures;

•	NTIC’s reliance upon suppliers;

•	Oil prices, which may affect sales of NTIC’s ZERUST® products and services into the oil and gas industry;

•	NTIC’s operations in China, the termination of the joint venture agreements with Tianjin Zerust, and the anticipated liquidation of Tianjin Zerust and the effect of all these events on NTIC’s business and future operating results;

•	The costs and effects of complying with laws and regulations and changes in tax, fiscal, government and other regulatory policies, including rules relating to environmental, health and safety matters;

•	Unforeseen product quality or other problems in the development, production and usage of new and existing products;

•	Unforeseen production expenses incurred in connection with new customers and new products;

•	Loss of or changes in executive management or key employees;

•	Ability of management to manage around unplanned events;

•	Pending and future litigation;

•	NTIC’s reliance on its intellectual property rights and the absence of infringement of the intellectual property rights of others;

•	NTIC’s ability to maintain effective internal control over financial reporting, especially in light of its joint venture arrangements;

•	Changes in applicable laws or regulations and NTIC’s failure to comply with applicable laws, rules and regulations;

•	Changes in generally accepted accounting principles and the effect of new accounting pronouncements;

•	Fluctuations in NTIC’s effective tax rate;

•	Effect of extreme weather conditions on NTIC’s operating results, including most recently Hurricanes Harvey, Irma and Maria; and

•	NTIC’s reliance upon its management information systems.

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

The U.S. and world economies may suffer from uncertainty, volatility, disruption and other adverse conditions, and those conditions may adversely impact the business community and the financial markets. Adverse economic and financial market conditions may negatively affect NTIC’s customers and its markets, and thus negatively impact its business and operating results. For example, weak market conditions could extend the length of NTIC’s sales cycle and cause potential customers to delay, defer or decline to make purchases of NTIC’s products and services due to uncertainties surrounding the future performance of their businesses, limitations on their capital expenditures due to internal budget constraints, the inability to obtain financing in the capital markets, and the adverse effects of the economy on their business and financial condition. As a result, if economic and financial market conditions continue to be weak or even deteriorate, then NTIC’s business, financial condition and operating results, including its ability to grow and expand its business and operations, could be materially and adversely affected.

NTIC’s operating results are especially dependent upon the economic health of the economies in the United States, Europe and China. Since a significant portion of NTIC’s ZERUST® rust and corrosion inhibiting products and services are sold to customers in the automotive industry, adverse economic conditions affecting the automotive industry, in particular, may result in another adverse effect on NTIC’s net sales and its other operating results. Accordingly, any weakness in the global economy, and in particular in the United States, Europe and China, and in the automotive industry, may negatively impact NTIC’s business, operating results and financial condition.

Global credit and financial markets in the past have experienced disruptions, including diminished liquidity and credit availability and rapid fluctuations in market valuations, which if they happen again, could negatively impact NTIC’s business, operating results and financial condition.

Any tightening of the credit and financial markets could negatively impact the ability of companies to borrow money from their existing lenders, obtain credit from other sources or raise financing to fund their operations. This could negatively impact the ability of NTIC’s customers and the customers of NTIC’s joint ventures to purchase NTIC’s products, suppliers’ ability to provide NTIC and its joint ventures with materials and components and the ability of NTIC and its joint ventures, distributors and sales representatives to finance operations, if needed, on commercially reasonable terms, or at all. Any or all of these events could negatively impact NTIC’s business, operating results and financial condition. Although NTIC maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers, distributors and joint ventures to make required payments and such losses historically have been within NTIC’s expectations and the provisions established, NTIC cannot guarantee that it will continue to experience the same loss rates that it has in the past, especially if there are weaknesses in the worldwide economy. A significant change in the liquidity or financial condition of NTIC’s customers, distributors or joint ventures could cause unfavorable trends in NTIC’s receivable collections and additional allowances may be required, which could adversely affect NTIC’s operating results. In addition, weaknesses in the worldwide economy may adversely impact the ability of suppliers to provide NTIC with materials and components, which could adversely affect NTIC’s business and operating results, and it is not known how the recent withdrawal by the United States from the Trans-Pacific Partnership trade agreement may also affect NTIC’s suppliers. NTIC is unable to predict the prospects for a global economic recovery, but the longer the duration of such adverse and uncertain economic conditions, the greater the risks NTIC faces in operating its business.

NTIC’s liquidity and financial position rely on the receipt of fees for services provided to its joint ventures and dividend distributions from its joint ventures. No assurance can be provided that NTIC will continue to receive such fees and dividend distributions in amounts NTIC historically has received or anticipates receiving.

NTIC conducts business, either directly or indirectly through several joint venture arrangements that operate in North America, Europe and Asia. Each of these joint ventures manufactures, markets and sells finished products in the geographic territory that it is assigned. NTIC’s receipt of funds as a result of sales by its joint ventures is dependent upon NTIC’s receipt of fees for services that NTIC provides to its joint ventures based primarily on the net sales of the individual joint ventures and NTIC’s receipt of dividend distributions from its joint ventures based on the profitability of its joint ventures. NTIC’s liquidity and financial position rely on NTIC’s receipt of fees for services that NTIC provides to its joint ventures and dividend distributions from its joint ventures. During fiscal 2017, NTIC recognized $5,452,687 in fees and $6,377,054 in dividend distributions from its joint ventures. Because NTIC owns 50% or less of each of its joint venture entities, NTIC does not control the decisions of these entities regarding whether to pay dividends and, if paid, how much they should be in any given year. Thus, NTIC cannot guarantee that any of its joint ventures will pay dividends in any given year. The failure of NTIC’s joint ventures to declare dividends or the failure of NTIC to receive fees for services provided to joint ventures in amounts typically expected by NTIC could adversely affect NTIC’s liquidity and financial position.

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

NTIC considers its joint venture in Germany (EXCOR) to be individually significant to NTIC’s consolidated assets and income, and therefore, provides certain additional information regarding EXCOR in the notes to NTIC’s consolidated financial statements and in certain sections of this report. Of the total equity in income from joint ventures of $5,898,908 during fiscal 2017, NTIC had equity in income from joint ventures of $4,185,988 attributable to EXCOR. Of the total fee income for services provided to joint ventures of $5,452,687 during fiscal 2017, fees of $838,628 was attributable to EXCOR. Accordingly, if sales of NTIC’s products and services by this joint venture were to decline significantly or if NTIC’s relationships with this joint venture were to deteriorate significantly such that it terminated or were not motivated to sell NTIC’s products and services, NTIC’s operating results likely would be adversely affected.

The termination of NTIC’s joint venture agreements with Tianjin Zerust and the operations of NTIC China have had a material adverse effect on NTIC’s operating results.

Effective as of December 31, 2014, NTIC terminated its joint venture agreements with Tianjin Zerust, initiated the process to liquidate the joint venture entity and established a wholly-owned subsidiary to conduct business in China. NTIC’s consolidated financial statements include the financial results of NTIC China beginning with the second quarter of fiscal 2015. Tianjin Zerust was individually significant to NTIC’s consolidated assets and income. Accordingly, the termination of NTIC’s joint venture agreements with Tianjin Zerust have adversely affected NTIC’s operating results, including in particular, its equity in income, fee income for services provided to joint ventures, and operating expenses.

NTIC’s prior and ongoing litigation is expensive and has had an adverse effect on NTIC’s business and operating results.

Litigation is expensive and often uncertain. NTIC commenced litigation against Cortec Corporation alleging, among other things, that Cortec Corporation aided and abetted breaches of duties and contractual commitments owed to NTIC and NTI Asean related to Tianjin Zerust. NTIC incurred significant expenses in connection with this litigation until September 20, 2017, when the United States District Court for the Northern District of Ohio dismissed with prejudice all claims asserted by NTIC in the lawsuit. NTIC chose not to appeal the Court’s dismissal of the case; and accordingly, anticipates that this litigation will no longer adversely affect its operating results after the first quarter of fiscal 2018. Although NTIC has also commenced litigation against Mr. Tao Meng, Tianjin Zerust’s other shareholder, and his spouse in order to force the liquidation of Tianjin Zerust, NTIC does not anticipate that the expenses in connection with this ongoing litigation will be significant. However, no assurance can be provided that such expenses will remain insignificant.

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

The sale and shipping of products and services across international borders subjects NTIC to extensive U.S. and foreign governmental trade regulations. Compliance with such regulations is costly and exposes NTIC to penalties for non-compliance. Other laws and regulations that can significantly impact NTIC include various anti-bribery laws, including the U.S. Foreign Corrupt Practices Act, laws restricting business with suspected terrorists and anti-boycott laws. Any failure to comply with applicable legal and regulatory obligations could impact NTIC in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments and restrictions on certain business activities. Also, the failure to comply with applicable legal and regulatory obligations could result in the disruption of NTIC’s shipping and sales activities.

Several factors, including the implications of “Brexit” as described below, implications of withdrawal by the U.S. from, or revision to, international trade agreements, including the potential withdrawal from NAFTA, foreign policy changes between the U.S. and other countries, weakened international economic conditions or the impact of sovereign debt defaults by certain European countries, could adversely affect our international net sales. Additionally, the expansion of our existing international operations and entry into additional international markets require significant management attention and financial resources.  Many of the countries in which NTIC sells its products directly or indirectly through NTIC China, Zerust Brazil, Natur-Tec India, Zerust Mexico, NTI Asean, its joint ventures, distributors, representatives and agents are, to some degree, subject to political, economic and/or social instability. NTIC’s international operations expose NTIC and its joint venture partners, distributors, representatives and agents to risks inherent in operating in foreign jurisdictions. These risks include:

•	difficulties in managing and staffing international operations and the required infrastructure costs including legal, tax, accounting and information technology;
•	the imposition of additional U.S. and foreign governmental controls or regulations, new trade restrictions and restrictions on the activities of foreign agents, representatives and distributors, the imposition of costly and lengthy export licensing requirements and changes in duties and tariffs, license obligations and other non-tariff barriers to trade;
•	the imposition of U.S. and/or international sanctions against a country, company, person or entity with whom NTIC does business that would restrict or prohibit continued business with the sanctioned country, company, person or entity;
•	pricing pressure that NTIC or its joint ventures, distributors, representatives and agents may experience internationally;
•	laws and business practices favoring local companies;
•	adverse currency exchange rate fluctuations;
•	longer payment cycles and difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;
•	national and international conflicts, including foreign policy changes or terrorist acts;
•	difficulties in enforcing or defending intellectual property rights;
•	multiple, changing and often inconsistent enforcement of laws and regulations; and
•	the potential payment of U.S. income taxes on certain earnings of joint ventures upon repatriation.

Furthermore, in June 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union, commonly referred to as “Brexit.” As a result of the referendum, negotiations have commenced to determine the future terms of the United Kingdom’s relationship with the European Union, including the terms of trade between the United Kingdom and the European Union either during a transitional period or more permanently. Although it is unknown what those terms will be, it is possible that there will be greater restrictions on the movement of goods and people between the United Kingdom and European Union countries and increased regulatory complexities, which could affect NTIC’s ability to sell its products in certain European Union countries. Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which European Union laws to replace or replicate. Brexit could adversely affect European and worldwide economic and market conditions and could contribute to instability in global financial and foreign exchange markets, including volatility in the value of the British pound and Euro. In addition, other European countries may seek to conduct referenda with respect to continuing membership with the European Union. NTIC does not know to what extent these changes will impact its business. Any of these effects of Brexit, and others that NTIC cannot anticipate, could adversely affect its business, operations and financial results.

Failure to comply with the U.S. Foreign Corrupt Practices Act could subject NTIC to, among other things, penalties and legal expenses that could harm its reputation and have a material adverse effect on its business, financial condition and results of operations.

NTIC is subject to the U.S. Foreign Corrupt Practices Act, or the FCPA, which generally prohibits covered entities and their intermediaries from engaging in bribery or making other prohibited payments to foreign officials for the purpose of obtaining or retaining business or other benefits. In addition, the FCPA imposes accounting standards and requirements on U.S. publicly-traded corporations and their foreign affiliates, which are intended to prevent the diversion of corporate funds to the payment of bribes and other improper payments, and to prevent the establishment of “off books” slush funds from which such improper payments can be made. NTIC also is subject to similar anticorruption legislation implemented in Europe under the Organization for Economic Co-operation and Development’s Convention on Combating Bribery of Foreign Public Officials in International Business Transactions. NTIC and its joint ventures, distributors, independent representatives and agents operate in a number of jurisdictions that pose a high risk of potential violations of the FCPA and other anticorruption laws, based on measurements such as Transparency International’s Corruption Perception Index, and NTIC utilizes a number of joint ventures, distributors, independent representatives and agents for whose actions NTIC could be held liable under the FCPA. NTIC informs its personnel, joint ventures, distributors, independent representatives and agents of the requirements of the FCPA and other anticorruption laws, including, but not limited to their reporting requirements. NTIC also has developed and will continue to develop and implement systems for formalizing its contracting processes, performing due diligence on agents and improving its recordkeeping and auditing practices regarding these regulations. However, there is no guarantee that NTIC’s employees, joint ventures, distributors, independent representatives or other agents have not or will not engage in conduct undetected by NTIC’s processes and for which NTIC might be held responsible under the FCPA or other anticorruption laws.

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

NTIC’s products are sold in intense competitive markets throughout the world. This intense competition could result in pricing pressures, lower sales, reduced margins and lower market share. The principal competitive factors in NTIC’s corrosion prevention solutions markets are pricing, product innovation, quality and reliability, product support, customer service and reputation. Additional competitive factors present in NTIC’s bioplastics business are brand awareness, distribution network, product availability, product offering, shelf life and place of manufacture. NTIC often competes with numerous manufacturers, many of which have substantially greater financial, marketing, and other resources than NTIC. As a result, they may be able to adapt more quickly than NTIC to new or emerging technologies, industry trends, and changes in customer requirements, or to devote greater resources to the promotion and sale of their products than NTIC. In addition, competition could increase if new companies enter the markets in which NTIC competes, especially when the barriers to entry are low, which may be true with respect to NTIC’s rust and corrosion prevention business, or if existing competitors expand their product lines or intensify efforts within existing product lines. NTIC’s current products, products under development and its ability to develop new and improved products may be insufficient to enable NTIC to compete effectively with its competitors. No assurance can be provided that NTIC will be able to compete effectively, which would harm its business and operating results. In particular, NTIC has experienced more intense competition with respect to many of its traditional ZERUST® rust and corrosion inhibiting products and services, which has led to decreased pricing and smaller margins for NTIC. Recently, NTIC has experienced lower margins on its contracts with Chinese automotive customers. NTIC anticipates that such intense competition likely will continue and that new competitors may emerge, including plastic extrusion companies, which would continue to adversely affect NTIC’s operating results.

NTIC’s ZERUST® rust and corrosion inhibiting products and services generate a significant portion of NTIC’s net sales and the net sales of NTIC’s joint ventures. Accordingly, if sales of these products and services were to decline, NTIC’s operating results would be adversely affected.

NTIC’s ZERUST® rust and corrosion inhibiting products and services generate a significant portion of NTIC’s net sales and the net sales of NTIC’s joint ventures. During fiscal 2017, 82.9% of NTIC’s consolidated net sales were derived from sales of ZERUST® rust and corrosion inhibiting products and services. While the net sales of NTIC’s joint ventures are not included in NTIC’s net sales on NTIC’s consolidated financial statements, NTIC’s receipt of fees for services that NTIC provides to its joint ventures and NTIC’s receipt of dividend distributions from its joint ventures is based primarily on the revenues and profitability of the joint ventures. Accordingly, if sales of these products and services were to decline due to increased competition, the introduction of a new disruptive technology or otherwise, NTIC’s operating results would be adversely affected.

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

In an effort to increase net sales, NTIC has expanded the marketing of its corrosion prevention solutions into the oil and gas industry and its Natur-Tec® resin compounds and finished products. The majority of NTIC’s research and development expense in fiscal 2017 was spent in connection with research and development activities related to these two strategic initiatives. NTIC expects to continue to invest additional research and development and marketing efforts and resources into these strategic initiatives. No assurance can be provided, however, that such strategic initiatives will be successful or that NTIC will be successful in obtaining additional revenue as a result of them. The introduction of new products into new markets takes significant resources and there can be no assurance that NTIC is dedicating a sufficient amount of resources to ensure the success of these strategic initiatives. The sale of NTIC’s ZERUST® rust and corrosion inhibiting products and services into the oil and gas industry, in particular, typically involves a long sales cycle, often including a one- to multi-year trial period with each customer and a slow integration process thereafter. This long sales cycle may cause NTIC’s management, stockholders and investors to lose faith in the business opportunities for NTIC’s ZERUST® rust and corrosion inhibiting products and services in the oil and gas industry.

The expansion of NTIC’s corrosion prevention solutions into the oil and gas industry and the continued launch of NTIC’s Natur-Tec® resin compounds and finished products may require additional capital in the future, which may not be available or may be available only on unfavorable terms. In addition, any equity financings may be dilutive to NTIC’s stockholders.

The expansion of NTIC’s corrosion prevention solutions into the oil and gas industry and the continued launch of NTIC’s Natur-Tec® resin compounds and finished products will continue to require significant resources during fiscal 2018 and beyond. To the extent that NTIC’s existing capital, including amounts available under its revolving line of credit, is insufficient to meet these requirements, NTIC may raise additional capital through financings or additional borrowings. Any equity or debt financing, if available at all, may be on terms that are not favorable to NTIC and any equity financings could result in dilution to NTIC’s stockholders.

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

NTIC’s dependence on manufacturing and logistical services provided by contractors could give rise to product defect or warranty liability.

NTIC uses certain third party manufacturers to produce some of its products. In addition, NTIC relies upon certain contractors for logistical services. Although NTIC’s arrangements with its contract manufacturers and contractors may contain provisions for warranty expense reimbursement, NTIC may remain responsible to its customers for warranty service in the event of product defects and could experience an unanticipated product defect or warranty liability. In addition, products defects could harm NTIC’s reputation amongst its customers.

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

NTIC uses certain raw materials and components in its products, including in particular plastic resins, which are subject to price increases. Changes to international trade agreements could result in additional tariffs, duties or other charges on raw materials or components we import into the U.S. Increases in prices for raw materials and components used in NTIC’s products could adversely affect NTIC’s gross margins and other operating results.

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

In the past, NTIC has experienced some seasonality with respect to the sale of its ZERUST® rust and corrosion inhibiting products into the oil and gas industry, with sales during parts of the second and third fiscal quarters being adversely affected by winter in the United States. In addition, the sale of NTIC’s ZERUST® rust and corrosion inhibiting products into the oil and gas industry, particularly in the United States, have been and may continue to be hampered by low global crude oil prices, which NTIC believes constrains capital improvement budgets of its existing and prospective customers and may result in personnel turnover at its oil and gas customers or prospects.

Severe weather could have a material adverse effect on our business.

Our business could be materially and adversely affected by severe weather. Our customers, including in particular our oil and gas customers, may have operations located in parts of the southern United States or other places and may be adversely affected by hurricanes and tropical storms, resulting in reduced demand for our products and services or increased operating costs. Furthermore, our customers and raw material suppliers’ operations may be adversely affected by such hurricanes and other extreme or seasonal weather conditions. Adverse weather can also directly impede our own operations. Repercussions of severe weather conditions may include:

•	curtailment of services or reduced demand for products;
•	weather-related damage to facilities and equipment, resulting in suspension of operations;
•	inability to deliver equipment, personnel and products to job sites in accordance with contract schedules or increased transportation or other operating costs; and
•	loss of productivity.

These constraints could delay our operations and materially increase our operating and capital costs.

NTIC has limited staffing and will continue to be dependent upon key employees.

NTIC’s success is dependent upon the efforts of a small management team and group of employees. NTIC’s future success will depend in large part on its ability to retain its key employees and identify, attract and retain other highly qualified managerial, technical, research and development, sales and marketing and customer service personnel when needed. Competition for these individuals may be intense, especially in the markets in which NTIC operates. NTIC may not succeed in identifying, attracting and retaining these personnel. Inadequate performance by any of NTIC’s limited staff could have a negative impact on the performance of the company as a whole. NTIC’s current management, other than its President and Chief Executive Officer, does not have any material stock ownership in NTIC. In addition, none of NTIC’s employees have any contractual obligation to maintain his or her employment with NTIC. The loss or interruption of services of any of NTIC’s key personnel, including in particular its technical personnel, the inability to identify, attract or retain qualified personnel in the future, delays in hiring qualified personnel, or any employee slowdowns, strikes or similar actions could make it difficult for NTIC to manage its business and meet key objectives, which could harm NTIC’s business, financial condition and operating results.

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

NTIC’s business could be negatively impacted by cyber security threats.

In the ordinary course of NTIC’s business, NTIC uses its management information systems to store and access proprietary business information. NTIC faces various cyber security threats, including cyber security attacks to its information technology infrastructure and attempts by others to gain access to its proprietary or sensitive information. The procedures and controls NTIC uses to monitor these threats and mitigate its exposure may not be sufficient to prevent cyber security incidents. The result of these incidents could include disrupted operations, lost opportunities, misstated financial data, liability for stolen assets or information, increased costs arising from the implementation of additional security protective measures, litigation and reputational damage. Any remedial costs or other liabilities related to cyber security incidents may not be fully insured or indemnified by other means.

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

In addition, NTIC relies substantially on trade secrets and proprietary know-how that it seeks to protect, in part, by confidentiality agreements with its employees, and consultants. These agreements may be breached, and NTIC may not have adequate remedies for any such breach. Even if these confidentiality agreements are not breached, NTIC’s trade secrets may otherwise become known or be independently developed by competitors.

NTIC may not achieve its annual financial guidance or projected goals and objectives in the time periods that NTIC anticipates or announces publicly, which could have an adverse effect on NTIC’s business and could cause its stock price to decline.

On a quarterly basis, NTIC typically provides projected annual financial information, including its anticipated annual net sales and net earnings. These financial projections are based on management’s then-current expectations and typically do not contain any margin of error or cushion for any specific uncertainties, or for the uncertainties inherent in all financial forecasting. The failure to achieve such financial projections could have an adverse effect on NTIC’s business, disappoint investors and analysts and cause its stock price to decline.

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

NTIC’s quarterly operating results vary from quarter to quarter for a variety of reasons. For example, NTIC’s quarterly sales to joint ventures can be affected by individual orders to joint ventures. Because of the typical size of individual orders to joint ventures and overall size of NTIC’s net sales to joint ventures, the timing of one or more orders can affect materially NTIC’s quarterly sales to joint ventures and the comparisons to prior year quarters. In addition, because of the typical size of individual orders and overall size of NTIC’s net sales derived from sales of Natur-Tec® products, the timing of one or more orders can materially affect NTIC’s quarterly sales of Natur-Tec® products and the comparisons to prior year quarters. Furthermore, since ZERUST® products for the oil and gas industry typically carry higher margins than other traditional ZERUST® products, the amount of sales of ZERUST® products for the oil and gas industry typically affects NTIC’s overall margins. Such variability in operating results makes the prediction of NTIC’s net sales, earnings and other operating results for each quarter difficult and increases the risk of unanticipated variations in quarterly operating results. NTIC’s quarterly results have been and in the future, may be below the expectations of public market analysts and investors.

NTIC is exposed to risks relating to its evaluation of its internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Sarbanes-Oxley Act of 2002 and related and other regulations implemented by the SEC and the Nasdaq Stock Market, are challenging for small publicly-held companies, including NTIC. NTIC’s efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, significant general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, NTIC’s efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding NTIC’s assessment of its internal control over financial reporting have required and will continue to require the expenditure of significant financial and managerial resources. Although NTIC’s management has concluded that NTIC’s internal control over financial reporting was effective as of August 31, 2017, no assurance can be provided that NTIC’s management will reach a similar conclusion as of any later date. NTIC’s failure to maintain effective internal control over financial reporting may have an adverse effect on its stock price.

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

NTIC’s business is subject to a number of other miscellaneous risks that may adversely affect NTIC’s operating results, financial condition or business, such as natural or man-made disasters, an unexpected loss of supply due to a force majeure event or global pandemics that may result in shortages of raw materials, higher commodity costs, an increase in insurance premiums and other adverse effects on NTIC’s business; the continued threat of terrorist acts and war that may result in heightened security and higher costs for import and export shipments of components or finished goods; and the ability of NTIC’s management to adapt to unplanned events.

Risks Related to NTIC’s Common Stock

The trading volume of NTIC’s common stock is typically very low, leaving NTIC’s common stock open to risk of high volatility.

The number of shares of NTIC’s common stock being traded on a daily basis is often very low and on some trading days, there is no trading volume at all. During fiscal 2017, the daily trading volume ranged from zero shares to 44,502 shares. Any NTIC stockholder wishing to sell his, her or its stock may cause a significant fluctuation in the trading price of NTIC’s common stock. In addition, low trading volume of a stock increases the possibility that, despite rules against such activity, the price of the stock may be manipulated by persons acting in their own self-interest. NTIC may not have adequate market makers and market making activity to prevent manipulation in its common stock.

The price and trading volume of NTIC’s common stock has been, and may continue to be, volatile.

The market price and trading volume of NTIC’s common stock price historically has fluctuated over a wide range. During fiscal 2017, the sale price of NTIC’s common stock ranged from a low of $12.60 per share to a high of $19.30 per share, and the daily trading volume ranged from zero shares to 44,502 shares. It is likely that the price and trading volume of NTIC’s common stock will continue to fluctuate in the future. The securities of small capitalization companies, including NTIC, from time to time experience significant price and volume fluctuations, often unrelated to the operating performance of these companies. Securities class action litigation is sometimes brought against a company following periods of volatility in the market price of its securities or for other reasons. NTIC may become the target of similar litigation, especially if NTIC fails to meet its annual projected financial guidance or lower its annual projected financial guidance. Securities litigation, whether with or without merit, could result in substantial costs and divert management’s attention and resources, which could harm NTIC’s business, financial condition, and operating results, as well as the market price of its common stock.

A large percentage of NTIC’s outstanding common stock is held by insiders, and, as a result, the trading market for NTIC’s common stock is not as liquid as the stock of other public companies.

As of November 15, 2017, NTIC had 4,537,408 shares of common stock outstanding, of which 19.6% of these outstanding shares were beneficially owned by directors, executive officers, principal stockholders and their respective affiliates. The stock of companies with a substantial amount of stock held by insiders is usually not as liquid as the stock of other public companies where insider ownership is not as concentrated. Thus, the trading market for shares of NTIC’s common stock may not be as liquid as the stock of other public companies.

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

As of November 15, 2017, Inter Alia Holding Company, or Inter Alia, beneficially owned approximately 13.3% of NTIC’s outstanding common stock. Inter Alia is an entity partially owned by G. Patrick Lynch, NTIC’s President and Chief Executive Officer and a director, as well as three other members of the Lynch family. Mr. Lynch shares voting and dispositive power of shares of NTIC’s common stock held by Inter Alia with the other owners. As a result of his share ownership through Inter Alia and his position as President and Chief Executive Officer and a director of NTIC, Mr. Lynch may be able to influence the affairs and actions of NTIC, including matters requiring stockholder approval, such as the election of directors and approval of significant corporate transactions. The interests of Mr. Lynch and Inter Alia may differ from the interests of NTIC’s other stockholders. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of NTIC, could deprive NTIC’s stockholders of an opportunity to receive a premium for their common stock as part of a sale or merger of NTIC and may negatively affect the market price of NTIC’s common stock. Transactions that could be affected by this concentration of ownership include proxy contests, tender offers, mergers or other purchases of common stock that could give stockholders the opportunity to realize a premium over the then-prevailing market price for shares of NTIC’s common stock.

Item 1B. UNRESOLVED STAFF COMMENTS

This Item 1B is inapplicable to NTIC as a smaller reporting company.

Item 2. PROPERTIES

NTIC’s principal executive offices, production facilities and domestic research and development operations are located at 4201 Woodland Road, Circle Pines, Minnesota 55014. NTIC owns this real estate and building. NTIC also owns real estate and a building in Beachwood, Ohio, which it uses for office, manufacturing, laboratory and warehouse space. Additionally, NTIC has contract warehousing agreements in place in California and Indiana to hold and release stock products to customers. NTIC’s subsidiaries in Brazil, India, Mexico and China all lease office, warehouse and laboratory space. NTIC’s management considers its current properties suitable and adequate for its current and foreseeable needs.

Item 3. LEGAL PROCEEDINGS

On March 23, 2015, NTIC and NTI Asean LLC (NTI Asean) filed a lawsuit in Tianjin No 1 Intermediate People’s Court against two individuals, Tao Meng and Xu Hui, related to breaches of duties and contractual commitments owed to NTI Asean under certain agreements related to NTIC’s former joint venture in China, Tianjin Zerust Anti-Corrosion Technologies Ltd. (Tianjin Zerust). The lawsuit alleges, among other things, that Mr. Tao Meng and Xu Hui have engaged in self-dealing, usurped business opportunities, and received economic benefits that were required to go to Tianjin Zerust. As of August 31, 2017, NTIC is not able to reasonably estimate the amount of any recovery to NTI Asean, if any.

On April 21, 2015, NTIC and NTI Asean initiated a lawsuit in the District Court for the Second Judicial District, County of Ramsey, State of Minnesota against Cortec Corporation (Cortec) alleging, among other things, that Cortec Corporation aided and abetted breaches of duties and contractual commitments owed to NTIC and NTI Asean related to NTIC’s joint venture in China, Tianjin Zerust.  After fully litigating the case through discovery and dispositive motion practice, on February 16, 2017, the Minnesota court denied both sides’ motions for summary judgment and, sua sponte, dismissed without prejudice NTIC’s and NTI Asean’s claims based on a non-exclusive forum-selection clause contained in a 2005 settlement agreement between NTIC and Cortec.  While NTIC had strong arguments to appeal the Minnesota court’s decision, an appeal would have meant a significant delay to the resolution of the dispute.  On April 21, 2017, NTIC re-filed the lawsuit in the United States District Court for the Northern District of Ohio.  On September 20, 2017, following a jury trial that commenced on September 18, 2017, the United States District Court for the Northern District of Ohio dismissed with prejudice all claims asserted by NTIC in the lawsuit. NTIC chose not to appeal the Court’s dismissal of the case.

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

Item 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

The two individuals named below have been designated by NTIC’s Board of Directors as “executive officers” of NTIC. Their ages and the offices held, as of November 15, 2017, are as follows:

Name	Age	Position with NTIC

G. Patrick Lynch	50	President and Chief Executive Officer

Matthew C. Wolsfeld	43	Chief Financial Officer and Corporate Secretary

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

Other corporate officers of NTIC, their ages and the offices held, as of November 15, 2017, are as follows:

Name	Age	Position with NTIC

Vineet R. Dalal	48	Vice President and Director – Global Market Development – Natur-Tec®

Gautam Ramdas	44	Vice President and Director – Global Market Development – Oil & Gas

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

NTIC’s common stock is listed for trading on the Nasdaq Global Market under the symbol “NTIC.” The following table sets forth the high and low daily sales prices for NTIC’s common stock, as reported by the Nasdaq Global Market, for the fiscal quarter indicated:

	High	Low
Fiscal 2017
Fourth Quarter	$18.50	$14.95
Third Quarter	19.30	15.00
Second Quarter	15.85	12.55
First Quarter	14.25	12.50

Fiscal 2016
Fourth Quarter	$14.93	$10.00
Third Quarter	14.95	11.16
Second Quarter	17.00	9.60
First Quarter	18.00	13.19

Dividends

No cash dividends were declared by NTIC’s Board of Directors during the fiscal year ended August 31, 2017. On November 20, 2017, NTIC’s Board of Directors declared a cash dividend of $0.10 per share of NTIC’s common stock, payable on December 21, 2017 to stockholders of record on December 8, 2017. Although NTIC’s Board of Directors intends to declare regular quarterly cash dividends going forward, the payment of any future dividends will be determined by NTIC’s Board of Directors in light of conditions then existing, including NTIC’s earnings, financial condition, cash requirements, restrictions in financing agreements, business conditions and other factors.

Number of Record Holders

As of August 31, 2017, there were 174 record holders of NTIC’s common stock. This does not include shares held in “street name” or beneficially owned.

Recent Sales of Unregistered Equity Securities

NTIC did not sell any shares of its common stock or any other equity securities of NTIC that were not registered under the Securities Act of 1933, as amended, during the fourth quarter of fiscal 2017.

Issuer Purchases of Equity Securities

The following table shows NTIC’s fourth quarter of fiscal 2017 stock repurchase activity.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
June 1, 2017 through June 30, 2017	0	N/A	0	(1)
July 1, 2017 through July 31, 2017	0	N/A	0	(1)
August 1, 2017 through August 31, 2017	0	N/A	0	(1)
Total	0	N/A	0	(1)(2)

(1)	On January 15, 2015, NTIC’s Board of Directors authorized the repurchase of up to $3,000,000 in shares of NTIC common stock through open market purchases or unsolicited or solicited privately negotiated transactions. This program has no expiration date but may be terminated by NTIC’s Board of Directors at any time.

(2)	As of August 31, 2017, up to $2,640,548 in shares of NTIC common stock remained available for repurchase under NTIC’s stock repurchase program.

Item 6. SELECTED FINANCIAL DATA

The following tables set forth certain of NTIC’s selected consolidated financial data as of the dates and for the years indicated. The selected consolidated financial data was derived from NTIC’s consolidated financial statements. The audited consolidated financial statements as of August 31, 2017 and 2016 and for the fiscal years ended August 31, 2017 and 2016 are included elsewhere in this report. The audited consolidated financial statements as of August 31, 2015, 2014 and 2013 and for the fiscal years ended August 31, 2015, 2014 and 2013 are not included in this report. Historical results are not necessarily indicative of the results to be expected for any future period.

	Fiscal Year Ended August 31,
	2017	2016	2015	2014	2013
Statements of Operations Data:
Net sales, excluding joint ventures	$36,346,645	$30,211,660	$27,491,392	$23,601,514	$19,724,205
Net sales, to joint ventures	3,222,478	2,721,905	2,831,301	3,224,594	2,777,659
Total net sales	39,569,123	32,933,565	30,322,693	26,826,108	22,501,864
Cost of goods sold	26,316,511	22,320,156	20,555,932	17,803,153	15,473,212
Gross profit	13,252,612	10,613,409	9,766,761	9,022,955	7,028,652
Equity in income from joint ventures	5,898,908	4,743,831	5,936,565	5,920,603	5,237,711
Fees for services provided to joint ventures	5,452,687	5,137,710	5,715,491	8,142,863	7,352,980
Total joint venture operations	11,351,595	9,881,541	11,652,056	14,063,466	12,590,691
Selling expenses	9,283,310	6,255,353	5,820,748	5,221,738	4,845,676
General and administrative expenses	7,807,563	8,232,369	8,399,146	6,801,545	5,993,176
Research and development expenses	2,912,393	4,724,596	4,047,279	4,368,752	3,815,515
Total operating expenses	20,003,266	19,212,318	18,267,173	16,392,035	14,654,367
Operating income	4,600,941	1,282,551	3,151,644	6,694,386	4,964,976
Interest income	43,539	42,115	34,835	11,617	34,614
Interest expense	(20,382)	(13,261)	(20,960)	(47,322)	(52,215)
Impairment on investment at carrying value	—	(1,883,668)	—	—	—
Other income	—	—	515	4,393	670,126
Income (loss) before income taxes	4,624,098	(572,182)	3,166,034	6,663,074	5,617,501
Income tax expense	699,519	626,120	648,674	1,124,662	864,000
Net income (loss)	3,924,579	(1,198,302)	2,517,360	5,538,412	4,753,501
Net income (loss) attributable to non-controlling interests	502,453	(330,788)	727,789	1,432,040	1,386,607
Net income (loss) attributable to NTIC	$3,422,126	$(867,514)	$1,789,571	$4,106,372	$3,366,894
Net income (loss) attributable to NTIC per common share:
Basic	$0.76	$(0.19)	$0.40	$0.92	$0.76
Diluted	$0.75	$(0.19)	$0.38	$0.90	$0.75
Weighted-average common shares assumed outstanding:
Basic	4,528,611	4,537,504	4,521,788	4,454,836	4,421,636
Diluted	4,577,359	4,537,504	4,649,060	4,579,498	4,475,895

Balance Sheet Data:
Cash and cash equivalents	$6,360,201	$3,395,274	$2,623,981	$2,477,017	$4,314,258
Available for sale securities	3,766,984	2,243,864	2,027,441	5,519,766	—
Total current assets	26,067,618	20,942,171	19,275,612	22,319,966	16,932,505
Total assets	56,612,693	51,070,050	51,565,648	54,057,775	49,053,949
Total current liabilities	4,894,617	3,994,102	3,671,841	4,466,655	3,662,053
Note payable, net of current portion	—	—	—	—	857,295
Non-controlling interests	2,857,448	2,540,973	3,019,702	3,837,257	3,800,929
Total stockholders’ equity	48,860,628	44,543,975	44,874,105	45,753,863	40,733,672
Total equity	51,718,076	47,075,948	47,893,807	49,591,120	44,534,601

	Fiscal Year Ended August 31,
	2017	2016	2015	2014	2013
Other Financial Data:
Net cash provided by (used in) operating activities	$5,735,691	$2,055,607	$(755,545)	$7,422,912	$1,910,702
Net cash (used in) provided by investing activities	(2,607,915)	(955,240)	1,901,224	7,457,380	1,752,842
Net cash used in by financing activities	(226,690)	(270,247)	(874,652)	(1,814,418)	(1,563,867)
Effect of exchange rate changes on cash and cash equivalents	63,839	(18,826)	(124,064)	11,646	(39,574)

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

This Management’s Discussion and Analysis is organized in the following major sections:

•	Business Overview. This section provides a brief overview description of NTIC’s business, focusing in particular on developments during the most recent fiscal year.

•	NTIC’s Subsidiaries and Joint Venture Network. This section provides a brief overview of NTIC’s subsidiaries and its joint venture network, the joint ventures which are considered individually significant to NTIC’s consolidated assets and income and how NTIC’s joint ventures are accounted for by NTIC.

•	Financial Overview. This section provides a brief summary of NTIC’s financial results and financial condition for fiscal 2017 compared to 2016.

•	Sales and Expense Components. This section provides a brief description of the significant line items in NTIC’s consolidated statements of operations.

•	Results of Operations. This section provides an analysis of the significant line items in NTIC’s consolidated statements of operations.

•	Liquidity and Capital Resources. This section provides an analysis of NTIC’s liquidity and cash flows and a discussion of NTIC’s financial condition and financial commitments.

•	Inflation and Seasonality. This section describes the effects of inflation and seasonality, if any, on NTIC’s business and operating results.

•	Market Risk. This section describes material market risks to which NTIC is subject.

•	Related Party Transactions. This section describes any material related party transactions to which NTIC is a party.

•	Off-Balance Sheet Arrangements. This section describes NTIC’s material off-balance sheet arrangements.

•	Critical Accounting Policies and Estimates. This section discusses NTIC’s critical accounting policies and estimates which require NTIC to exercise subjective or complex judgments in their application. All of NTIC’s significant accounting policies, including its critical accounting estimates, are summarized in Note 1 to NTIC’s consolidated financial statements.

•	Recent Accounting Pronouncements. This section references Note 2 to NTIC’s consolidated financial statements, which summarizes effect of recently issued accounting pronouncements on NTIC’s results of operations and financial condition.

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

NTIC’s ZERUST® rust and corrosion inhibiting products include plastic and paper packaging, liquids, coatings, rust removers, cleaners, and diffusers, as well as engineered solutions designed specifically for the oil and gas industry. NTIC also offers worldwide on-site technical consulting for rust and corrosion prevention issues. NTIC’s technical service consultants work directly with the end users of NTIC’s ZERUST® rust and corrosion inhibiting products to analyze their specific needs and develop systems to meet their performance requirements. In North America, NTIC sells its ZERUST® corrosion prevention solutions through a network of independent distributors and agents supported by a direct sales force. Internationally, NTIC sells its ZERUST® corrosion prevention solutions through its wholly-owned subsidiary in China, NTIC (Shanghai) Co., Ltd. (NTIC China), its majority-owned joint venture holding company for NTIC’s joint venture investments in the Association of Southeast Asian Nations (ASEAN) region, NTI Asean LLC (NTI Asean), its majority-owned subsidiary in Brazil, Zerust Prevenção de Corrosão S.A. (Zerust Brazil), and its wholly-owned subsidiary in Mexico, ZERUST-EXCOR MEXICO, S. de R.L. de C.V (Zerust Mexico), and joint venture arrangements in North America, Europe and Asia. NTIC also sells products directly to its joint venture partners through its wholly-owned subsidiary in Germany, NTIC Europe GmbH (NTI Europe).

One of NTIC’s strategic initiatives is to expand into and penetrate other markets for its ZERUST® corrosion prevention technologies. Consequently, for the past several years, NTIC has focused significant sales and marketing efforts on the oil and gas industry, as the infrastructure that supports that industry is typically constructed using metals that are highly susceptible to corrosion. NTIC believes that its ZERUST® corrosion prevention solutions will minimize maintenance downtime on critical oil and gas industry infrastructure, extend the life of such infrastructure and reduce the risk of environmental pollution due to corrosion leaks.

NTIC markets and sells its ZERUST® rust and corrosion prevention solutions to customers in the oil and gas industry across several countries either directly, through its subsidiaries or through its joint venture partners and other strategic partners. The sale of ZERUST® corrosion prevention solutions to customers in the oil and gas industry typically involves long sales cycles, often including multi-year trial periods with each customer and a slow integration process thereafter.

Natur-Tec® biobased and compostable plastics are manufactured using NTIC’s patented and/or proprietary technologies and are intended to replace conventional petroleum-based plastics. The Natur-Tec® biopolymer resin compound portfolio includes formulations that have been optimized for a variety of applications including blown-film extrusion, extrusion coating, injection molding, and engineered plastics. These resin compounds are certified to be fully biodegradable in a composting environment and are currently being used to produce finished products including can liners, shopping and grocery bags, lawn and leaf bags, pet waste collection bags, cutlery and coated paper products. In North America, NTIC markets its Natur-Tec® resin compounds and finished products primarily through a network of regional and national distributors as well as independent agents. NTIC continues to see significant opportunities for finished bioplastic products and, therefore, continues to strengthen and expand its North American distribution network for finished Natur-Tec® bioplastic products. Internationally, NTIC sells its Natur-Tec® resin compounds and finished products both directly and through its majority-owned subsidiary in India, Natur-Tec India Private Limited (Natur-Tec India), and through distributors and certain joint ventures.

NTIC’s Subsidiaries and Joint Venture Network

NTIC has ownership interests in six subsidiaries in North America, South America, Europe and Asia. The following table sets forth a list of NTIC’s operating subsidiaries as of November 15, 2017, the country in which the subsidiary is organized and NTIC’s ownership percentage in each subsidiary:

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

NTIC’s receives funds from its joint ventures as fees for services that NTIC provides to its joint ventures and as dividend distributions. The fees for services provided to joint ventures are determined based on either a flat fee or a percentage of sales depending on local laws and tax regulations. With respect to NTIC’s joint venture in Germany (EXCOR), NTIC recognizes an agreed upon quarterly fee for such services. NTIC recognizes equity income from each joint venture based on the overall profitability of the joint venture. Such profitability is subject to variability from quarter to quarter which, in turn, subjects NTIC’s earnings to variability from quarter to quarter. The profits of each joint venture are shared by the respective joint venture owners in accordance with their respective ownership percentages. NTIC typically directly or indirectly owns 50% or less of each of its joint venture entities and thus does not control the decisions of these entities regarding whether to pay dividends and, if paid, how much they should be in a given year. The payment of a dividend by an entity is determined by a joint vote of the owners and is not at the sole discretion of NTIC.

NTIC accounts for the investments and financial results of its joint ventures in its financial statements utilizing the equity method of accounting.

NTIC considers EXCOR to be individually significant to NTIC’s consolidated assets and income, and therefore, provides certain additional information regarding it in the notes to NTIC’s consolidated financial statements and in this section of this report.

Financial Overview

NTIC’s management, including its chief executive officer who is NTIC’s chief operating decision maker, reports and manages NTIC’s operations in two reportable business segments based on products sold, customer base and distribution center: ZERUST® products and services and Natur-Tec® products.

NTIC’s consolidated net sales increased 20.1% during fiscal 2017 compared to fiscal 2016. This increase was primarily a result of an increase in sales of ZERUST® rust and corrosion inhibiting packaging products, sales to joint ventures and sales of Natur-Tec® products.

During fiscal 2017, 82.9% of NTIC’s consolidated net sales were derived from sales of ZERUST® products and services, which increased 18.9% to $32,789,283 during fiscal 2017 compared to $27,577,566 during fiscal 2016. This increase was due to higher sales from existing customers for new and existing products as a result of increased demand. NTIC has focused its sales efforts of ZERUST® products and services by strategically targeting customers with specific corrosion issues in new market areas, including the oil and gas industry and other industrial sectors that offer sizable growth opportunities. NTIC’s consolidated net sales for fiscal 2017 included $1,720,162 of sales made to customers in the oil and gas industry compared to $1,739,607 for fiscal 2016. Overall demand for ZERUST® products and services depends heavily on the overall health of the markets in which NTIC sells its products, including the automotive, oil and gas, agriculture, and mining markets in particular.

During fiscal 2017, 17.1% of NTIC’s consolidated net sales were derived from sales of Natur-Tec® products compared to 16.3% during fiscal 2016. Net sales of Natur-Tec® products increased 26.6% to $6,779,840 during fiscal 2017 compared to fiscal 2016 primarily due to an increase in finished product sales in North America and finished product sales at NTIC’s majority owned subsidiary in India, Natur-Tec India Private Limited (Natur-Tec India).

Cost of goods sold as a percentage of net sales decreased to 66.5% during fiscal 2017 compared to 67.8% during fiscal 2016. This decrease was primarily as a result of increased net sales and cost reductions realized on the raw materials associated with NTIC’s ZERUST® industrial products.

NTIC’s equity in income from joint ventures increased 24.3% to $5,898,908 during fiscal 2017 compared to $4,743,831 during fiscal 2016. This increase was primarily due to a corresponding increase in net sales at the joint ventures, which were $101,261,132 during fiscal 2017, compared to $90,646,833 during fiscal 2016. The increase in the net sales of NTIC’s joint ventures was due primarily to higher sales from existing customers for new and existing products as a result of increased demand. The increase in net sales of NTIC’s joint ventures resulted in a corresponding increase in fees for services provided to joint ventures as such fees are a function of net sales of NTIC’s joint ventures.

NTIC’s total operating expenses increased $790,948, or 4.1%, to $20,003,266 during fiscal 2017 compared to $19,212,318 in fiscal 2016. This increase was primarily due: (i) an increase in legal expenses in North America related to the litigation against Cortec Corporation of $289,000; and (ii) an increase in NTIC’s management bonus accrual of $565,000.

NTIC spent $2,912,393 in fiscal 2017 in connection with its research and development activities, compared to $4,724,596 in fiscal 2016. NTIC anticipates that it will spend between $2,500,000 and $3,000,000 in fiscal 2018 on research and development activities. This significant decrease from fiscal 2016 is due to the transition of efforts from research and development to selling, general and administrative areas, specifically as they relate to Natur-Tec® products and the ZERUST® oil and gas business since most of the expenses related to these business units are no longer in the research and development phase of product development.

Net income (loss) attributable to NTIC increased to net income of $3,422,126, or $0.75 per diluted common share, for fiscal 2017 compared to net loss of $(867,514), or $(0.19) per diluted common share, for fiscal 2016. This increase was primarily the result of the increase in gross profit, partially offset by the increase in operating expenses.

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

NTIC’s working capital was $21,172,997 at August 31, 2017, including $6,360,201, in cash and cash equivalents and $3,766,984 in available for sale securities, compared to $16,948,069 at August 31, 2016, including $3,395,274 in cash and cash equivalents and $2,243,864 in available for sale securities.

No cash dividends were declared by NTIC’s Board of Directors during the fiscal year ended August 31, 2017. On November 20, 2017, NTIC’s Board of Directors declared a cash dividend of $0.10 per share of NTIC’s common stock, payable on December 21, 2017 to stockholders of record on December 8, 2017. Although NTIC’s Board of Directors intends to declare regular quarterly cash dividends going forward, the payment of any future dividends will be determined by NTIC’s Board of Directors in light of conditions then existing, including NTIC’s earnings, financial condition, cash requirements, restrictions in financing agreements, business conditions and other factors.

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

Equity in Income from Joint Ventures. NTIC’s equity in income from joint ventures consists of NTIC’s share of equity in income from each joint venture based on the overall profitability of the joint ventures. Such profitability is subject to variability from quarter to quarter which, in turn, subjects NTIC’s earnings to variability from quarter to quarter. Traditionally, a portion of the equity income recorded in a given fiscal year is paid to the owners of the joint venture entity during the following fiscal year through a dividend. The payment of a dividend by a joint venture entity is determined by a vote of the joint venture owners and is not at the sole discretion of NTIC. NTIC typically owns only 50% or less of its joint venture entities and thus does not control the decisions of these entities regarding whether to pay dividends and, if paid, how much they should be in a given year.

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

Results of Operations

Fiscal Year 2017 Compared to Fiscal Year 2016

The following table sets forth NTIC’s results of operations for fiscal 2017 and fiscal 2016.

	Fiscal 2017	% of Net Sales	Fiscal 2016	% of Net Sales	$ Change	% Change
Net sales, excluding joint ventures	$36,346,645	91.9%	$30,211,660	91.7%	$6,134,985	20.3%
Net sales, to joint ventures	3,222,478	8.1%	2,721,905	8.3%	500,573	18.4%
Cost of goods sold	26,316,511	66.5%	22,320,156	67.8%	3,996,355	17.9%
Equity in income from joint ventures	5,898,908	14.9%	4,743,831	14.4%	1,155,077	24.3%
Fees for services provided to joint ventures	5,452,687	13.8%	5,137,710	15.6%	314,977	6.1%
Selling expenses	9,283,310	23.5%	6,255,353	19.0%	3,027,957	48.4%
General and administrative expenses	7,807,563	19.7%	8,232,369	25.0%	(424,806)	(5.2)%
Research and development expenses	2,912,393	7.4%	4,724,596	14.3%	(1,812,203)	(38.4)%
Impairment of investment at carrying value	—	n/a	1,883,668	5.7%	1,883,668	n/a

Net Sales. NTIC’s consolidated net sales increased 20.1% to $39,569,123 during fiscal 2017 compared to $32,933,565 during fiscal 2016. NTIC’s consolidated net sales to unaffiliated customers excluding NTIC’s joint ventures increased 20.3% to $36,346,645 during fiscal 2017 compared to $30,211,660 during fiscal 2016. These increases were primarily a result of increased demand from the addition of new customers in North America and China and an increase in sales of our Natur-Tec® products. Net sales to joint ventures increased 18.4% to $3,222,478 in fiscal 2017 compared to fiscal 2016. This increase was due primarily to the increase in sales at the joint ventures.

The following table sets forth NTIC’s net sales by product segment for fiscal 2017 and fiscal 2016:

	Fiscal 2017	Fiscal 2016	$ Change	% Change
ZERUST® net sales	$32,789,283	$27,577,566	$5,211,717	18.9%
Natur-Tec® net sales	6,779,840	5,355,999	1,423,841	26.6%
Total net sales	$39,569,123	$32,933,565	$6,635,558	20.1%

During fiscal 2017, 82.9% of NTIC’s consolidated net sales were derived from sales of ZERUST® products and services, which increased 18.9% to $32,789,283 compared to $27,577,566 during fiscal 2016. This increase was due to increased demand from existing customers and the addition of new customers primarily in the industrial market, partially offset by a decrease in ZERUST® joint venture net sales and ZERUST® oil and gas net sales. NTIC has strategically focused its sales efforts for ZERUST® products and services on customers with sizeable corrosion problems in industry sectors that offer sizable growth opportunities, including the oil and gas sector. Overall demand for ZERUST® products and services depends heavily on the overall health of the market segments to which NTIC sells its products, including the automotive, oil and gas, agriculture, and mining markets in particular.

The following table sets forth NTIC’s net sales of ZERUST® products for fiscal 2017 and fiscal 2016:

	Fiscal 2017	Fiscal 2016	$ Change	% Change
ZERUST® industrial net sales	$27,846,643	$23,124,461	$4,722,182	20.4%
ZERUST® joint venture net sales	3,222,478	2,713,498	508,980	18.8%
ZERUST® oil & gas net sales	1,720,162	1,739,607	(19,445)	(1.1)%
Total ZERUST® net sales	$32,789,283	$27,577,566	$5,211,717	18.9%

During fiscal 2017, 17.1% of NTIC’s consolidated net sales were derived from sales of Natur-Tec® products, compared to 16.3% during fiscal 2016. Sales of Natur-Tec® products increased 26.6% to $6,779,840 during fiscal 2017 compared to $5,355,999 during fiscal 2016. This increase was due to the addition of new customers in North America and India as well as increased sales by existing distributors. Demand for Natur-Tec® products around the world depends primarily on market acceptance and the reach of NTIC’s distribution network. Because of the typical size of individual orders and overall size of NTIC’s net sales derived from sales of Natur-Tec® products, the timing of one or more orders can materially affect NTIC’s quarterly sales of Natur-Tec® products and the comparisons to prior fiscal year quarters.

Cost of Goods Sold. Cost of goods sold increased 17.9% in fiscal 2017 compared to fiscal 2016 primarily as a result of the increase in net sales as described above. Cost of goods sold as a percentage of net sales decreased to 66.5% during fiscal 2017 compared to 67.8% during fiscal 2016. This decrease was primarily as a result of increased net sales and cost reductions realized on the raw materials associated with NTIC’s ZERUST® industrial products.

Equity in Income from Joint Ventures. NTIC’s equity in income from joint ventures increased 24.3% to $5,898,908 during fiscal 2017 compared to $4,743,831 during fiscal 2016. This increase was primarily a result of improved sales and profitability at the joint ventures. Specifically, of the total equity in income from joint ventures, NTIC had equity in income from joint ventures of $4,185,988 attributable to EXCOR during fiscal 2017 compared to $3,534,113 attributable to EXCOR during fiscal 2016. This increase was due to overall increases in sales and profitability at EXCOR. NTIC had equity in income of all other joint ventures of $1,712,920 during fiscal 2017 compared to $1,205,592 during fiscal 2016.

Fees for Services Provided to Joint Ventures. NTIC recognized fee income for services provided to joint ventures of $5,452,687 during fiscal 2017 compared to $5,137,710 during fiscal 2016, representing an increase of 6.1% or $314,977. The increase in fees for services provided to joint ventures was a result of an increase in total sales at all joint ventures, which were $101,261,132 during fiscal 2017 compared to $90,646,833 during fiscal 2016, an increase of 11.7%. Net sales of NTIC’s joint ventures increased due primarily to stronger economic trends and a stronger Euro. Sales of NTIC’s joint ventures are not included in NTIC’s product sales and are not combined with NTIC’s sales in NTIC’s consolidated financial statements or in any description of NTIC’s sales. Of NTIC’s fee income for services provided to joint ventures, $838,627 was attributable to EXCOR during fiscal 2017 compared to $845,857 attributable to EXCOR during fiscal 2016. The slight decrease in fee income for services provided to joint ventures attributable to EXCOR was primarily the result of foreign currency exchange rate fluctuations. NTIC received fee income for services provided to all of its other joint ventures of $4,614,060 during fiscal 2017 compared to $4,291,835 during fiscal 2016.

Selling Expenses. NTIC’s selling expenses increased 48.4% in fiscal 2017 compared to fiscal 2016 due primarily to increases in operating expenses at Zerust Brazil and NTIC China, consisting primarily of selling and personnel expense associated with increased sales efforts, and the transition of expenses that were previously focused on research and development efforts, but now relate to selling, specifically as they relate to Natur-Tec® products and the ZERUST® oil and gas business, since most of the expenses related to these business units are no longer in the research and development phase of product development. Selling expenses as a percentage of net sales increased to 23.5% in fiscal 2017 compared to 19.0% in fiscal 2016 primarily due to the increase in selling expenses, as previously described, partially offset by the increase in net sales as previously described.

General and Administrative Expenses. NTIC’s general and administrative expenses decreased by 5.2% in fiscal 2017 compared to fiscal 2016 primarily due to cost savings initiatives, partially offset by: (i) the transition of expenses that were previously focused on research and development efforts, but now relate to general and administrative focus, specifically as they relate to Natur-Tec® products and the ZERUST® oil and gas business, since most of the expenses related to these business units are no longer in the research and development phase of product development; and (ii) an increase in legal expenses in North America related to the litigation against Cortec Corporation, which increased $289,000 for the fiscal year comparison. The general and administrative expenses as a percentage of net sales decreased to 19.7% for fiscal 2017 from 25.0% for fiscal 2016 due primarily to the increase in net sales and the decrease in general and administrative expenses as previously described.

Research and Development Expenses. NTIC’s research and development expenses decreased 38.4% in fiscal 2017 compared to fiscal 2016. These decreases were due primarily to the transition of resources that were previously devoted towards research and development to selling and general and administrative efforts, as previously described.

Interest Income. NTIC’s interest income increased to $43,539 in fiscal 2017 compared to $42,115 in fiscal 2016. This was primarily due to slightly changing levels of investments during fiscal 2017.

Interest Expense. NTIC’s interest expense increased to $20,382 in fiscal 2017 compared to $13,261 in fiscal 2016. This decrease was primarily due to slightly higher average outstanding debt levels during fiscal 2017.

Impairment on Investment at Carrying Value. NTIC’s impairment on investment at carrying value for fiscal 2016 was attributable to its investment in Tianjin Zerust. Specifically, as of August 31, 2016, for accounting purposes, NTIC’s joint venture investment in Tianjin Zerust was fully impaired, based on additional information regarding the financial position of the investment that was obtained by NTIC through the legal proceeding in China that has been ongoing. As of August 31, 2016, the carrying value of Tianjin Zerust prior to impairment was $1,883,668, of which the net impact to NTIC was $1,130,201 based on the 60% ownership of NTI Asean. As of August 31, 2016, the carrying value, for accounting purposes, was $0.

Income (Loss) Before Income Tax Expense. NTIC realized income before income tax expense of $4,624,098 for fiscal 2017 compared to loss before income tax expense of $(572,182) for fiscal 2016.

Income Tax Expense. Income tax expense was $699,519 for fiscal 2017 compared to $626,120 during fiscal 2016 for an effective rate of 15.1% and (109.4)%, respectively. NTIC’s annual effective income tax rate during fiscal 2017 and 2016 was lower than the statutory rate primarily due to foreign withholding taxes and NTIC’s equity in income of joint ventures being recognized based on after-tax earnings of these entities. To the extent undistributed earnings of NTIC’s joint ventures are distributed to NTIC, any material additional income tax liability after the application of foreign tax credits is not expected. NTIC records a tax valuation allowance to reduce deferred tax assets to the amount expected to be realized when it is more likely than not that some portion or all of its deferred tax assets will not be realized. NTIC determined based on all available evidence, including historical data and projections of future results, that it is more likely than not that all of its deferred tax assets, except for its foreign tax credit carryforward, federal and Minnesota research and development credit carryforwards, and foreign net operating loss carryforwards will be fully realized.  NTIC determined that its deferred tax asset related to foreign tax credit carryforwards will not be realized due to insufficient federal taxable income within the carryforward period and the fact that for ordering purposes the foreign tax credit carryforwards are not allowed to be utilized until after any current year foreign tax credits are utilized.  In addition, based on historical data and future projections, NTIC determined that it is more likely than not that its deferred tax asset related to federal and Minnesota research and development credit carryforwards will not be realized due to insufficient federal and Minnesota taxable income within the carryforward period after considering the foreign tax credit usage. NTIC determined that its deferred tax asset related to foreign net operating loss carryforwards will not be utilized due to insufficient taxable income within the carryforward period.

NTIC considers the earnings of certain foreign joint ventures to be indefinitely invested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet NTIC’s future domestic cash needs. As a result, U.S. income and foreign withholding taxes have not been recognized on the cumulative undistributed earnings of $17,960,860 and $17,779,912 as of August 31, 2017 and August 31, 2016, respectively. To the extent undistributed earnings of NTIC’s joint ventures are distributed in the future, they are not expected to result in any material additional income tax liability after the application of foreign tax credits.

Other Comprehensive Income - Foreign Currency Translations Adjustment. The changes in the foreign currency translations adjustment was due to the fluctuations of the U.S. dollar compared to the Euro and other foreign currencies during fiscal 2017 compared to fiscal 2016.

Liquidity and Capital Resources

Sources of Cash and Working Capital. As of August 31, 2017, NTIC’s working capital was $21,172,997, including $6,360,201 in cash and cash equivalents and $3,766,984 in available for sale securities, compared to working capital of $16,948,069, including $3,395,274 in cash and cash equivalents as of August 31, 2016 and $2,243,864 in available for sale securities.

As of August 31, 2017, NTIC had a revolving line of credit with PNC Bank of $3,000,000, with no amounts outstanding. The line of credit is evidenced by an amended and restated committed line of credit note in the principal amount of up to $3,000,000. The line of credit has a $1,200,000 standby letter of credit sub-facility, with any standby letters of credit issued thereunder being at the sole discretion of PNC Bank. Any lines of credit issued by PNC Bank would decrease the availability under the revolving line of credit.

The line of credit is subject to standard covenants, including affirmative financial covenants, such as the maintenance of a minimum fixed charge coverage ratio, and negative covenants, which, among other things, limit the incurrence of additional indebtedness, loans and equity investments, disposition of assets, mergers and consolidations and other matters customarily restricted in such agreements. Under the loan agreement, NTIC is subject to a minimum fixed charge coverage ratio of 1.10:1.00. As of August 31, 2017, NTIC was in compliance with all debt covenants.

On January 11, 2017, PNC Bank extended the maturity date of the line of credit from January 7, 2017 to January 7, 2018 under substantially similar terms. It is anticipated that, as historically has been the practice, the line of credit will be renewed each year for one additional year for the immediate foreseeable future.

NTIC believes that a combination of its existing cash and cash equivalents, available for sale securities, forecasted cash flows from future operations, anticipated distributions of earnings, anticipated fees to NTIC for services provided to its joint ventures, and funds available through existing or anticipated financing arrangements, will be adequate to fund its existing operations, investments in new or existing joint ventures or subsidiaries, capital expenditures, debt repayments, cash dividends and any stock repurchases for at least the next 12 months. During fiscal 2018, NTIC expects to continue to invest in NTIC China, research and development and in marketing efforts and resources into the application of its corrosion prevention technology into the oil and gas industry and its Natur-Tec® bio-plastics business, although the amounts of these various investments are not known at this time. In order to take advantage of such new product and market opportunities to expand its business and increase its revenues, NTIC may decide to finance such opportunities by borrowing under its revolving line of credit or raising additional financing through the issuance of debt or equity securities. There is no assurance that any financing transaction will be available on terms acceptable to NTIC or at all, or that any financing transaction will not be dilutive to NTIC’s current stockholders.

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

Uses of Cash and Cash Flow. Net cash provided by operating activities during fiscal 2017 was $5,735,691, which resulted principally from dividends received from joint ventures, net income, an increase in accounts payable and depreciation and amortization, partially offset by NTIC’s equity in income from joint ventures and an increase in trade receivables. Net cash used in operating activities during fiscal 2016 was $2,055,606, which resulted principally from the impairment of investment at carrying value, dividends received from joint ventures, depreciation and amortization and an increase in accounts payable, partially offset by NTIC’s net loss, equity in income from joint ventures and increases in receivables, inventories and accrued liabilities.

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

NTIC experienced an increase in receivables and inventory as of August 31, 2017 compared to August 31, 2016 due to the increase in sales and a desire to stock more products to shorten lead times and anticipate customer demand. Trade receivables excluding joint ventures as of August 31, 2017 increased $1,157,311 compared to August 31, 2016, primarily related to miscellaneous differences in the timing of collections and the increase in sales. Outstanding trade receivables excluding joint ventures balances as of August 31, 2017 increased 2 days to an average of 60 days from balances outstanding from these customers as of August 31, 2016. Outstanding trade receivables from joint ventures as of August 31, 2017 decreased $100,151 compared to August 31, 2016 primarily due to the timing of payments. Outstanding balances from trade receivables from joint ventures decreased as of August 31, 2017 by an average of 28 days from an average of 107 days from balances outstanding from these customers compared to August 31, 2016. The significant average days outstanding of trade receivables from joint ventures as of August 31, 2017 were primarily due to the receivables balances at NTIC’s joint ventures in South Korea and Thailand.

Outstanding receivables for services provided to joint ventures as of August 31, 2017 decreased $103,643 compared to August 31, 2016, which resulted in a decrease of 13 days of fees receivable outstanding as of August 31, 2017 to an average of 88 days compared to August 31, 2016.

Net cash used in investing activities during fiscal 2017 was $2,607,915, which was primarily the result of cash used in the purchase of available for sale securities, additions to property and equipment, and additions to patents partially offset by cash provided by the sale of available for sale securities. Net cash provided by investing activities for fiscal 2016 was $995,240, which was primarily due to additions to property and equipment, purchase of available for sale securities and additions to patents.

Net cash used in financing activities for fiscal 2017 was $226,690, which resulted from a dividend paid to a non-controlling interest and the repurchase of common stock, partially offset by proceeds from NTIC’s employee stock purchase plan and stock option exercises. Net cash used in financing activities for fiscal 2016 was $270,247, which resulted from a dividend paid to a non-controlling interest and repurchases of common stock, partially offset by proceeds from NTIC’s employee stock purchase plan.

Share Repurchase Plan. On January 15, 2015, NTIC’s Board of Directors authorized the repurchase of up to $3,000,000 in shares of NTIC common stock through open market purchases or unsolicited or solicited privately negotiated transactions. This program has no expiration date but may be terminated by NTIC’s Board of Directors at any time. As of August 31, 2017, up to $2,640,548 in shares of NTIC common stock remained available for repurchase under NTIC’s stock repurchase program.

Cash Dividends. No cash dividends were declared by NTIC’s Board of Directors during the fiscal year ended August 31, 2017. On November 20, 2017, NTIC’s Board of Directors declared a cash dividend of $0.10 per share of NTIC’s common stock, payable on December 21, 2017 to stockholders of record on December 8, 2017. Although NTIC’s Board of Directors intends to declare regular quarterly cash dividends going forward, the payment of any future dividends will be determined by NTIC’s Board of Directors in light of conditions then existing, including NTIC’s earnings, financial condition, cash requirements, restrictions in financing agreements, business conditions and other factors.

Capital Expenditures and Commitments. NTIC spent $922,270 on capital expenditures during fiscal 2017 which related primarily to the purchase of new equipment and the expansion of its lab capabilities. NTIC expects to spend an aggregate of approximately $300,000 to $600,000 on capital expenditures during fiscal 2018, which it expects will relate primarily to the purchase of new equipment.

Contractual Obligations. Set forth below is information concerning NTIC’s known contractual obligations as of August 31, 2017 that are fixed and determinable by year starting with the twelve months ending August 31, 2018.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Rent obligations	$702,427	$264,919	$255,844	$133,780	$47,884

Total	$702,427	$264,919	$255,844	$133,780	$47,884

Inflation and Seasonality

Inflation in the United States and abroad historically has had little effect on NTIC. Although NTIC’s business historically has not been seasonal, NTIC believes there is now some seasonality in its business. NTIC believes that its net sales in second fiscal quarter were adversely affected by the long Chinese New Year, the holiday season and overall less corrosion taking place at lower winter temperatures worldwide.

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

At the option of NTIC, outstanding advances under NTIC’s $3,000,000 revolving line of credit with PNC Bank bear interest at either (a) an annual rate based on LIBOR plus 2.15% for the applicable LIBOR interest period selected by NTIC or (b) at the rate publicly announced by PNC Bank from time to time as its prime rate, and thus may subject NTIC to some market risk on interest rates. As of August 31, 2017, NTIC had no borrowings under the line of credit.

Related Party Transactions

Since NTIC’s joint ventures are considered related parties, NTIC recorded sales to its joint ventures as a separate line item on the face of NTIC’s consolidated statements of operations and recorded fees for services provided to its joint ventures and expenses incurred in support of its joint ventures as separate line items on the face of NTIC’s consolidated statements of operations. Expenses previously recorded as “Expenses incurred in support of joint ventures” have been reclassified as “General and administrative expenses” based on the reduction in direct costs associated with supporting the joint ventures. NTIC also records as separate line items trade receivables from joint ventures, receivables for fees for services provided to joint ventures and NTIC’s investments in joint ventures on its consolidated balance sheets.

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

Principles of Consolidation

NTIC evaluates its voting and variable interests in entities on a qualitative and quantitative basis. NTIC consolidates entities in which it concludes it has the power to direct the activities that most significantly impact an entity’s economic success and has the obligation to absorb losses or the right to receive benefits that could be significant to the entity. All such relationships are evaluated on an ongoing basis. The consolidated financial statements include the accounts of Northern Technologies International Corporation, its wholly-owned subsidiaries, Northern Technologies Holding Company, LLC, NTIC (Shanghai) Co., Ltd., NTIC Europe GmbH and ZERUST-EXCOR MEXICO, S. de R.L. de C.V, and NTIC’s majority-owned subsidiary in Brazil, Zerust Prevenção de Corrosão S.A., NTIC’s majority-owned holding company, NTI Asean LLC, and NTIC’s majority-owned subsidiary in India, Natur-Tec India Private Limited. NTIC’s consolidated financial statements do not include the accounts of any of its joint ventures.

Investments in Joint Ventures and Recoverability of Investments in Joint Ventures

NTIC’s investments in its joint ventures are accounted for using the equity method. NTIC assesses its joint ventures for impairment on an annual basis as of August 31 of each year as part of its fiscal year end analysis. In addition to the annual review for impairment, NTIC reviews the operating results of each joint venture on a quarterly basis in comparison to its historical operating results and its accrual for fees for services provided to joint ventures. If the operating results of a joint venture do not meet NTIC’s financial performance expectations, an additional evaluation is performed on the joint venture. In addition to the annual assessments for impairment, non-periodic assessments for impairment may occur if cash remittances are less than accrued balances, a joint venture’s management requests capital or other events occur suggesting anything other than temporary decline in value. If an investment were determined to be impaired, then a reserve would be created to reflect the impairment on the financial results of NTIC. NTIC’s evaluation of its investments in joint ventures requires NTIC to make assumptions about future cash flows of its joint ventures. These assumptions require significant judgment and actual results may differ from assumed or estimated amounts.

Investment at Carrying Value

If NTIC is no longer able to exercise significant influence over operating and financial policy of a joint venture previously accounted for under the equity method, it maintains the investment at the carrying value as of the date that significant influence no longer exists and discontinues accruing the proportionate earnings or losses of the investment.

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

Payment terms for NTIC’s unaffiliated customers are determined based on credit risk and vary by customer. NTIC typically offers standard payments terms to unaffiliated customers of net 30 days. Payment terms for NTIC’s joint ventures also are determined based on credit risk; however, additional consideration also is given to the individual joint venture due to the transportation time associated with ocean delivery of most products and certain other factors. NTIC typically offers payment terms to joint ventures of net 90 days. NTIC does not accrue interest on past due accounts receivable. NTIC reviews the credit histories of its customers, including its joint ventures, before extending unsecured credit. NTIC values accounts and notes receivable, net of an allowance for doubtful accounts. Each quarter, NTIC prepares an analysis of its ability to collect outstanding receivables that provides a basis for an allowance estimate for doubtful accounts. In doing so, NTIC evaluates the age of its receivables, past collection history, current financial conditions of key customers and its joint ventures, and economic conditions. Based on this evaluation, NTIC establishes a reserve for specific accounts and notes receivable that it believes are uncollectible, as well as an estimate of uncollectible receivables not specifically known. Deterioration in the financial condition of any key customer or joint venture or a significant slowdown in the economy could have a material negative impact on NTIC’s ability to collect a portion or all of the accounts and notes receivable. NTIC believes that an analysis of historical trends and its current knowledge of potential collection problems provide NTIC with sufficient information to establish a reasonable estimate for an allowance for doubtful accounts. However, since NTIC cannot predict with certainty future changes in the financial stability of its customers or joint ventures, NTIC’s actual future losses from uncollectible accounts may differ from its estimates. In the event NTIC determined that a smaller or larger uncollectible accounts reserve is appropriate, NTIC would record a credit or charge to selling expense in the period that it made such a determination. During fiscal 2016, NTIC created a reserve against the accounts receivable balance owed from Tianjin Zerust of $114,636 as, for accounting purposes, NTIC determined it to be uncollectible. NTIC’s allowance for uncollectible accounts was $40,000 as of August 31, 2017 and August 31, 2016.

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

NTIC (excluding NTIC China, Zerust Brazil, Natur-Tec India, NTI Asean, Zerust Mexico, NTI Europe and its joint ventures) conducts all foreign transactions based on the U.S. dollar. Since NTIC’s investments in its joint ventures are accounted for using the equity method, any changes in foreign currency exchange rates would be reflected as a foreign currency translation adjustment and would not change the equity in income from joint ventures reflected in NTIC’s consolidated statements of operations.

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

At the option of NTIC, outstanding advances under NTIC’s $3,000,000 revolving line of credit with PNC Bank bear interest at either (a) an annual rate based on LIBOR plus 2.15% for the applicable LIBOR interest period selected by NTIC or (b) at the rate publicly announced by PNC Bank from time to time as its prime rate, and thus may subject NTIC to some market risk on interest rates. As of August 31, 2017, NTIC had no borrowings under the line of credit.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following items are included herein:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders, Audit Committee and Board of Directors

Northern Technologies International Corporation and Subsidiaries

Circle Pines, Minnesota

We have audited the accompanying consolidated balance sheets of Northern Technologies International Corporation and Subsidiaries as of August 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northern Technologies International Corporation and Subsidiaries as of August 31, 2017 and 2016 and the results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Baker Tilly Virchow Krause, LLP

Minneapolis, Minnesota

November 21, 2017

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - AUGUST 31, 2017 AND 2016

	August 31, 2017	August 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,360,201	$3,395,274
Available for sale securities	3,766,984	2,243,864
Receivables:
Trade excluding joint ventures, less allowance for doubtful accounts of $40,000 at both August 31, 2017 and 2016	5,912,631	4,755,320
Trade joint ventures	691,752	791,903
Fees for services provided to joint ventures	1,302,944	1,406,587
Income taxes	137,256	215,905
Inventories	7,456,552	7,711,287
Prepaid expenses	439,298	422,031
Total current assets	26,067,618	20,942,171

PROPERTY AND EQUIPMENT, NET	7,359,662	7,275,872

OTHER ASSETS:
Investments in joint ventures	20,035,074	19,840,774
Deferred income taxes	1,756,565	1,639,762
Patents and trademarks, net	1,322,089	1,278,597
Other	71,685	92,874
Total other assets	23,185,413	22,852,007
Total assets	$56,612,693	$51,070,050

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,676,610	$2,753,903
Accrued liabilities:
Payroll and related benefits	1,540,386	938,363
Other	677,621	301,836
Total current liabilities	4,894,617	3,994,102

COMMITMENTS AND CONTINGENCIES (Note 16)
EQUITY:
Preferred stock, no par value; authorized 10,000 shares; none issued and outstanding	—	—
Common stock, $0.02 par value per share; authorized 10,000,000 shares; issued and outstanding 4,535,018 and 4,533,416, respectively	90,700	90,668
Additional paid-in capital	14,163,509	13,798,567
Retained earnings	37,077,483	33,655,357
Accumulated other comprehensive loss	(2,471,064)	(3,009,617)
Stockholders’ equity	48,860,628	44,534,975
Non-controlling interests	2,857,448	2,540,973
Total equity	51,718,076	47,075,948
Total liabilities and equity	$56,612,693	$51,070,050

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED AUGUST 31, 2017 AND 2016

	2017	2016
NET SALES:
Net sales, excluding joint ventures	$36,346,645	$30,211,660
Net sales, to joint ventures	3,222,478	2,721,905
Total net sales	39,569,123	32,933,565

Cost of goods sold	26,316,511	22,320,156
Gross profit	13,252,612	10,613,409

JOINT VENTURE OPERATIONS:
Equity in income from joint ventures	5,898,908	4,743,831
Fees for services provided to joint ventures	5,452,687	5,137,710
Total joint venture operations	11,351,595	9,881,541

OPERATING EXPENSES:
Selling expenses	9,283,310	6,255,353
General and administrative expenses	7,807,563	8,232,369
Research and development expenses	2,912,393	4,724,596
Total operating expenses	20,003,266	19,212,318

OPERATING INCOME	4,600,941	1,282,632

INTEREST INCOME	43,539	42,115
INTEREST EXPENSE	(20,382)	(13,261)
IMPAIRMENT ON INVESTMENT AT CARRYING VALUE (Note 7)	—	(1,883,668)

INCOME (LOSS) BEFORE INCOME TAX EXPENSE	4,624,098	(572,182)

INCOME TAX EXPENSE	699,519	626,120

NET INCOME (LOSS)	3,924,579	(1,198,302)

NET INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	502,453	(330,788)

NET INCOME (LOSS) ATTRIBUTABLE TO NTIC	$3,422,126	$(867,514)

NET INCOME (LOSS) ATTRIBUTABLE TO NTIC PER COMMON SHARE:
Basic	$0.76	$(0.19)
Diluted	$0.75	$(0.19)

WEIGHTED AVERAGE COMMON SHARES
ASSUMED OUTSTANDING:
Basic	4,528,611	4,537,504
Diluted	4,577,359	4,537,504

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

YEARS ENDED AUGUST 31, 2017 AND 2016

	2017	2016
NET INCOME (LOSS)	$3,924,579	$(1,198,302)
OTHER COMPREHENSIVE INCOME (LOSS) – FOREIGN CURRENCY TRANSLATION ADJUSTMENT	552,575	223,253

COMPREHENSIVE INCOME (LOSS)	4,477,154	(975,049)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	516,475	(278,729)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NTIC	$3,960,679	$(696,320)

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

YEARS ENDED AUGUST 31, 2017 AND 2016

	STOCKHOLDERS’ EQUITY
					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	Controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Equity

BALANCE AT AUGUST 31, 2015	4,539,045	$90,781	$13,441,264	$34,522,871	$(3,180,811)	$3,019,702	$47,893,807

Repurchase of common stock	(11,211)	(225)	(138,656)	-	-		(138,881)
Stock issued for employee stock purchase plan	5,582	112	68,522	-	-	-	68,634
Stock option expense	-	-	427,437	-	-	-	427,437
Dividend received by non-controlling interest	-	-	-	-	-	(200,000)	(200,000)
Comprehensive income (loss)	-	-	-	(867,514)	171,194	(278,729)	(975,049)

BALANCE AT AUGUST 31, 2016	4,533,416	90,668	13,798,567	33,655,357	(3,009,617)	2,540,973	47,075,948

Repurchase of common stock	(14,525)	(291)	(195,934)	-	-	-	(196,225)
Stock options exercised	12,000	240	122,759	-	-	-	122,999
Stock issued for employee stock purchase plan	4,127	83	46,453	-	-	-	46,536
Stock option expense	-	-	391,664	-	-	-	391,664
Dividend received by non-controlling interest	-	-	-	-	-	(200,000)	(200,000)
Comprehensive income	-	-	-	3,422,126	538,553	516,475	4,477,154

BALANCE AT AUGUST 31, 2017	4,535,018	$90,700	$14,163,509	$37,077,483	$(2,471,064)	$2,857,448	$51,718,076

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED AUGUST 31, 2017 AND 2016

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,924,579	$(1,198,302)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	391,664	427,437
Depreciation expense	787,111	660,008
Amortization expense	119,033	119,032
Equity in income from joint ventures	(5,898,908)	(4,743,831)
Dividends received from joint ventures	6,377,054	5,503,314
Impairment on investment at carrying value	—	1,883,668
Loss on disposal of property and equipment	50,000	—
Deferred income taxes	(117,298)	(47,000)
Changes in current assets and liabilities:
Receivables:
Trade, excluding joint ventures	(1,092,187)	(723,798)
Trade, joint ventures	100,151	(146,526)
Fees for services provided to joint ventures	103,643	42,575
Income taxes	90,926	(40,859)
Inventories	305,268	(257,826)
Prepaid expenses and other	8,454	17,023
Accounts payable	(129,371)	641,631
Income tax payable	(27,297)	42,984
Accrued liabilities	742,869	(123,924)
Net cash provided by operating activities	5,735,691	2,055,606

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(922,270)	(643,407)
Purchase of available for sale securities	(3,000,000)	(216,423)
Proceeds from the sale of available for sale securities	1,476,880	—
Additions to patents	(162,525)	(135,410)
Net cash used in investing activities	(2,607,915)	(995,240)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividend received by non-controlling interest	(200,000)	(200,000)
Repurchase of common stock	(196,225)	(138,881)
Proceeds from employee stock purchase plan	46,536	68,634
Proceeds from exercise of stock options	122,999	—
Net cash used in financing activities	(226,690)	(270,247)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	63,839	(18,826)

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,964,925	771,293
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	3,395,274	2,623,981

CASH AND CASH EQUIVALENTS AT END OF YEAR	$6,360,199	$3,395,274

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED AUGUST 31, 2017 AND 2016

1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business – Northern Technologies International Corporation and Subsidiaries (the Company) develop and market proprietary environmentally beneficial products and services in over 60 countries either directly or via a network of joint ventures, independent distributors and agents. The Company’s primary business is corrosion prevention marketed mainly under the ZERUST® brand. The Company has been selling its proprietary ZERUST® rust and corrosion inhibiting products and services to the automotive, electronics, electrical, mechanical, military and retail consumer markets for over 40 years, and more recently, has targeted and expanded into the oil and gas industry. The Company also sells a portfolio of biobased and certified compostable (fully biodegradable) polymer resin compounds and finished products under the Natur-Tec® brand. These products are intended to reduce the Company’s customers’ carbon footprint and provide environmentally sound disposal options. The Company’s two operating segments are ZERUST and Natur-Tec.

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

Principles of Consolidation - NTIC evaluates its voting and variable interests in entities on a qualitative and quantitative basis. NTIC consolidates entities in which it concludes it has the power to direct the activities that most significantly impact an entity’s economic success and has the obligation to absorb losses or the right to receive benefits that could be significant to the entity. The consolidated financial statements include the accounts of Northern Technologies International Corporation, its wholly-owned subsidiaries, Northern Technologies Holding Company, LLC, NTIC (Shanghai) Co., Ltd. (NTIC China), ZERUST-EXCOR MEXICO, S. de R.L. de C.V (Zerust Mexico), NTIC Europe GmbH (NTI Europe), and, NTIC’s majority-owned subsidiary in India, Natur-Tec India Private Limited (Natur-Tec India), NTIC’s majority-owned subsidiary in Brazil, Zerust Prevenção de Corrosão S.A. (Zerust Brazil) and NTIC’s majority-owned holding company, NTI Asean LLC (NTI Asean). NTIC’s consolidated financial statements do not include the accounts of any of its joint ventures.

Non-Controlling Interests – The Company owns 90% of Natur-Tec India, 85% of Zerust Brazil and 60% of NTI Asean.  The remaining ownership is accounted for as non-controlling interests and reported as part of equity in the consolidated financial statements. The Company allocates gains and losses to the non-controlling interest even when such allocation might result in a deficit balance, reducing the losses attributed to the controlling interest, changes in ownership interests are treated as equity transactions if the Company maintains control.

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

Trade Receivable – Payment terms for the Company’s unaffiliated customers are determined based on credit risk and vary by customer. The Company typically offers standard payment terms to unaffiliated customers of net 30 days. The Company does not accrue interest on past due accounts receivable. The Company reviews the credit histories of its customers before extending unsecured credit. The Company presents accounts and notes receivable, net of an allowance for doubtful accounts. Each quarter, the Company prepares an analysis of its ability to collect outstanding receivables that provides a basis for an allowance estimate for doubtful accounts. In doing so, the Company evaluates the age of its receivables, past collection history, current financial conditions of key customers and its joint ventures, and economic conditions. Based on this evaluation, the Company establishes a reserve for specific accounts and notes receivable that it believes are uncollectible, as well as an estimate of uncollectible receivables not specifically known. The Company believes that an analysis of historical trends and its current knowledge of potential collection problems provide the Company with sufficient information to establish a reasonable estimate for an allowance for doubtful accounts. In the event the Company determines that a smaller or larger uncollectible accounts reserve is appropriate; the Company records a credit or charge to selling expense in the period that it made such determination. Accounts receivable have been reduced by an allowance for uncollectible accounts of $40,000 as of August 31, 2017 and 2016. Accounts are considered past due based on terms agreed upon between the Company and the customer. Accounts receivable are written-off only after all collection attempts have failed and are based on individual credit evaluation and specific circumstances of the customer.

Trade Receivables from Joint Ventures – Trade receivables from joint ventures arise from sales of products the Company makes to its joint ventures. Payment terms for the Company’s joint ventures also are determined based on credit risk; however, additional consideration also is given to the individual joint venture due to the transportation time associated with ocean delivery of most products and certain other factors. Generally, accounts receivable from the Company’s joint ventures unpaid after 90 days are considered past due. The Company does not accrue interest on past due balances. The Company periodically reviews amounts due from its joint ventures for collectability, and based on past experience and continuous review of the balances due, determined an allowance for doubtful accounts related to its joint venture receivables is not necessary as of August 31, 2017 or 2016.

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

Patents and Trademarks – Patents and Trademarks, including acquisition costs, are stated at cost, less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives of the respective assets. Upon retirement, the cost of assets disposed and the related accumulated amortization are removed from the accounts and any resulting gain or loss is credited or charged to operations.

Investments in Joint Ventures - Investments in the Company’s joint ventures are accounted for using the equity method. Under the equity method, investments are initially recorded at cost and are adjusted for dividends, distributed and undistributed earnings and losses, changes in foreign currency exchange rates and additional investments. In the event the Company’s share of joint venture’s cumulative losses exceeds the Company’s investment balance, the balance is reported at zero value until proportionate income exceeds the losses. The Company assesses its joint ventures for impairment on an annual basis as of August 31 of each year as part of its fiscal year end analysis. In addition to the annual review for impairment, the Company reviews the operating results of each joint venture on a quarterly basis in comparison to its historical operating results and its accrual of fees for services provided to joint ventures. If the operating results of a joint venture do not meet financial performance expectations, an additional evaluation is performed on the joint venture. The Company’s evaluation of its investments in joint ventures requires the Company to make assumptions about future cash flows of its joint ventures. These assumptions require significant judgment and actual results may differ from assumed or estimated amounts. All investments in joint ventures have positive equity as of August 31, 2017 and 2016. The Company considers any of its joint ventures to be significant and discloses entity specific financial information if the joint venture’s income or assets make up more than 20% of the Company’s total assets or income.

The Company classifies distributions received from its joint ventures based on the nature of the distributions, generally, as a return on its investment in operating activities on the consolidated statement of cash flows.

Investment at Carrying Value – If the Company is no longer able to exercise significant influence over operating and financial policy of a joint venture previously accounted for under the equity method, it maintains the investment at the carrying value as of the date that significant influence no longer exists and discontinues accruing the proportionate earnings or losses of the investment.

Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. Fair value is calculated based on publicly available market information or other estimates determined by management. The Company employs a systematic methodology on a quarterly basis that considers available quantitative and qualitative evidence in evaluating potential impairment of our investments. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, credit quality, the duration and extent to which the fair value is less than cost, and for equity securities, the Company’s intent and ability to hold, or plans to sell, the investment. The Company also considers specific adverse conditions related to the financial health of and business outlook for the investee, including industry and sector performance, changes in technology, and operational and financing cash flow factors. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded to other income (expense) and a new cost basis in the investment is established.

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

Income Taxes - The Company utilizes the asset and liability method of accounting for income taxes which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Deferred income tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in operations in the period that includes the enactment date.

The Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. In the event the Company determines that it would be able to realize its deferred income tax assets in the future in excess of their net recorded amount, the Company makes an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

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

Foreign Currency Translation (Accumulated Other Comprehensive Income (Loss)) - The functional currency of NTIC China, Zerust Brazil, Natur-Tec India, Zerust Mexico, NTI Europe and each unconsolidated international joint venture is the applicable local currency. The translation of the applicable foreign currencies into U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average monthly exchange rate. Translation gains or losses are reported as an element of other comprehensive income (loss).

The Company (excluding NTIC China, Zerust Brazil, Natur-Tec India, NTI Asean, Zerust Mexico, NTI Europe and its joint ventures) conducts all foreign transactions based on the U.S. dollar. Since investments in joint ventures are accounted for using the equity method, any changes in foreign currency exchange rates are reflected as a foreign currency translation adjustment and does not change the equity in income from joint ventures reflected in the Company’s consolidated statements of operations.

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

Common Stock – The Company issues authorized but unissued shares of common stock upon the exercise of stock options.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows, Classification of Certain Cash Receipts and Cash Payments  ASU 2016-15 eliminates the diversity in practice related to the classification of certain cash receipts and payments for debt prepayments or extinguishment costs, the maturing of a zero coupon bond, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, distributions from certain equity method investees and beneficial interests obtained in a financial asset securitization. ASU 2016-15 designates the appropriate cash flow classification, including requirements to allocate certain components of these cash receipts and payments among operating, investing and financing activities. The guidance is effective for fiscal years beginning December 15, 2017. Early adoption is permitted. The Company is currently evaluating the effects of adopting ASU 2016-15 on its consolidated financial statements, but the adoption is not expected to have a significant impact on its consolidated financial statements.

Although there are several other new accounting pronouncements issued or proposed by the FASB, which the Company has adopted or will adopt, as applicable, the Company does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial position or operating results.

3. INVENTORIES

Inventories consisted of the following:

	August 31, 2017	August 31, 2016
Production materials	$1,747,189	$1,452,396
Finished goods	5,709,636	6,258,891
Total inventory	$7,456,552	$7,711,287

4. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	August 31, 2017	August 31, 2016
Land	$310,365	$310,365
Buildings and improvements	6,847,177	6,528,252
Machinery and equipment	4,171,387	3,590,063
	11,328,929	10,428,680
Less accumulated depreciation	(3,969,267)	(3,152,808)
	$7,359,662	$7,275,872

5. PATENTS AND TRADEMARKS, NET

Patents and trademarks, net consisted of the following:

	August 31, 2017	August 31, 2016
Patents and trademarks	$2,737,959	$2,575,435
Less accumulated amortization	(1,415,870)	(1,296,838)
	$1,322,089	$1,278,597

Patent and trademark costs are amortized over seven years. Costs incurred related to patents and trademarks are capitalized until filed and approved, at which time the amounts capitalized to date are amortized and any further costs, including maintenance costs, are expensed as incurred. Amortization expense was $119,033 and $119,032 for the years ended August 31, 2017 and 2016, respectively. Amortization expense is estimated to approximate $120,000 in each of the next five fiscal years.

6. INVESTMENTS IN JOINT VENTURES

The financial statements of the Company’s foreign joint ventures are initially prepared using the accounting principles accepted in the respective joint ventures’ countries of domicile. Amounts related to foreign joint ventures reported in the below tables and the accompanying consolidated financial statements have subsequently been adjusted to conform with accounting principles generally accepted in the United States of America in all material respects. All material profits recorded that remain on the balance sheet on sales from the Company to its joint ventures and from joint ventures to other joint ventures have been eliminated for financial reporting purposes.

Financial information from the audited and unaudited financial statements of the Company’s joint ventures in Germany, Excor Korrosionsschutz – Technologien und Produkte GmbH (EXCOR) and all the Company’s other joint ventures, are summarized as follows:

	As of August 31, 2017
	Total	EXCOR	All Other
Current assets	$51,518,210	$22,142,514	$29,375,696
Total assets	55,633,891	24,301,194	31,332,697
Current liabilities	15,118,074	4,469,567	10,648,507
Noncurrent liabilities	181,210	—	181,210
Joint ventures’ equity	40,334,607	19,831,627	20,502,980
Northern Technologies International Corporation’s share of joint ventures’ equity	20,035,074	9,915,816	10,119,258
Northern Technologies International Corporation’s share of joint ventures’ undistributed earnings	$17,960,860	$9,884,911	$8,075,949

	Fiscal Year Ended August 31, 2017
	Total	EXCOR	All Other
Net sales	$101,261,132	$39,849,757	$61,411,375
Gross profit	44,861,300	21,133,632	23,727,668
Net income	11,839,933	8,369,728	3,470,205
Northern Technologies International Corporation’s share of equity in income of joint ventures	5,898,908	4,185,988	1,712,920
Northern Technologies International Corporation's dividends received from joint ventures	$6,377,054	$5,379,062	$997,992

	As of August 31, 2016
	Total	EXCOR	All Other
Current assets	$48,922,924	$22,928,810	$25,994,114
Total assets	52,407,026	24,733,340	27,673,686
Current liabilities	12,433,700	3,485,231	8,948,469
Noncurrent liabilities	100,783	—	100,783
Joint ventures’ equity	39,872,543	21,248,109	18,624,434
Northern Technologies International Corporation’s share of joint ventures’ equity	19,840,774	10,624,056	9,216,728
Northern Technologies International Corporation's share of joint ventures’ undistributed earnings	$17,779,912	$10,593,151	$7,186,761

	Fiscal Year Ended August 31, 2016
	Total	EXCOR	All Other
Net sales	$90,646,833	$35,138,214	$55,508,619
Gross profit	40,440,726	18,635,421	21,805,305
Net income	9,534,771	7,049,462	2,485,309
Northern Technologies International Corporation’s share of equity in income from joint ventures	4,743,831	3,534,113	1,209,718
Northern Technologies International Corporation’s dividends received from joint ventures	$5,503,314	$4,364,700	$1,165,614

The Company did not make any joint venture investments during fiscal 2017 or fiscal 2016.

7. CHINA OPERATIONS

Effective December 31, 2014, the Company terminated its joint venture agreements with its previous joint venture in China, Tianjin Zerust, began the process of liquidating the joint venture entity, and commenced operations in China through a wholly-owned subsidiary, NTIC (Shanghai) Co. Ltd. on January 1, 2015. Effective December 31, 2014, the Company’s investment in Tianjin Zerust was reported at carrying value based on the Company’s decreased level of influence over the entity, and the Company reclassified previously unrecognized gains on foreign currency translation from accumulated other comprehensive income. Any declines in the fair value were reflected as adjustments to the carrying value.

Since it began the process of liquidating the joint venture entity on December 31, 2014, the Company has not received any proceeds from the assets of Tianjin Zerust. In addition, the Company has not received financial information or cooperation from its joint venture partner in determining the investment value for the year ended August 31, 2017 or 2016. During the fourth quarter of fiscal 2016, the Company obtained additional information regarding the financial position of the investment through the legal proceedings that have been ongoing (See Note 16). These circumstances resulted in the Company concluding an indication of impairment exists and that the fair value of the investment was $0 as of August 31, 2016 based on accounting principles generally accepted in the United States of America. See Note 16 regarding ongoing litigation involving Tianjin Zerust.

8. CORPORATE DEBT

The Company has a revolving line of credit with PNC Bank of $3,000,000. No amounts were outstanding under the line of credit as of both August 31, 2017 and 2016. At the option of the Company, outstanding advances under the line of credit bear interest at either (a) an annual rate based on LIBOR plus 2.15% for the applicable LIBOR interest period selected by the Company or (b) at the rate publicly announced by PNC Bank from time to time as its prime rate. The line of credit matures on January 7, 2018.

The line of credit is subject to standard covenants, including affirmative financial covenants, such as the maintenance of a minimum fixed charge coverage ratio, and negative covenants, which, among other things, limit the incurrence of additional indebtedness, loans and equity investments, disposition of assets, mergers and consolidations and other matters customarily restricted in such agreements. Under the loan agreement, the Company is subject to a minimum fixed charge coverage ratio of 1.10:1.00. As of August 31, 2017, the Company was in compliance with all debt covenants.

The revolving credit facility allows the Company to request that PNC Bank issue letters of credit up to $1,200,000. The Company did not have any letters of credit reserved against the available letters of credit balance as of August 31, 2017 and 2016 with PNC Bank. The availability of advances under the line of credit are reduced by the face amount of any letter of credit issued and outstanding (whether or not drawn) under the revolving credit facility.

As of August 31, 2017, the Company had $89,543 of letters of credit with JP Morgan Chase Bank that are performance based and set to expire between 2020 and 2022.

9. STOCKHOLDERS’ EQUITY

On January 15, 2015, the Company’s Board of Directors authorized the repurchase of up to $3,000,000 in shares of common stock through open market purchases or unsolicited or solicited privately negotiated transactions. This program has no expiration date but may be terminated by the Company’s Board of Directors at any time. As of August 31, 2017, up to $2,640,548 in shares of common stock remained available for repurchase under the stock repurchase program.

During fiscal 2017, the Company repurchased and retired 14,525 shares of its common stock at an average price of $13.51 per share. During fiscal 2017, stock options to purchase an aggregate of 12,000 shares of common stock at an exercise price of $10.25 per share were exercised.

The Company granted stock options under the Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan (the 2007 Plan) to purchase an aggregate of 56,677 shares of its common stock to various employees and directors during fiscal 2017. The weighted average per share exercise price of the stock options is $13.40, which was equal to the fair market value of the Company’s common stock on the date of grant.

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

The following is a reconciliation of the earnings per share computation:

Numerator:	August 31, 2017	August 31, 2016
Net income (loss) attributable to NTIC	$3,422,126	$(867,514)

Denominator:
Basic-weighted shares outstanding	4,528,611	4,537,504
Weighted shares assumed upon exercise of stock options	48,748	—
Diluted – weighted shares outstanding	4,577,359	4,537,504

Basic income (loss) earnings per share:	$0.76	$(0.19)
Diluted income (loss) earnings per share:	$0.75	$(0.19)

The dilutive impact summarized above relates to the periods when the average market price of Company stock exceeded the exercise price of the potentially dilutive option securities granted. Earnings per common share were based on the weighted average number of common shares outstanding during the periods when computing the basic earnings per share. When dilutive, stock options are included as equivalents using the treasury stock market method when computing the diluted earnings per share. There were 48,067 options outstanding as of August 31, 2017 that were dilutive. 170,887 shares of common stock were excluded from the computation as of August 31, 2016 because the effect was anti-dilutive due to the Company’s net loss for fiscal 2016.

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

The 2007 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, stock unit awards, performance awards and stock bonuses to eligible recipients to enable the Company and its subsidiaries to attract and retain qualified individuals through opportunities for equity participation in the Company, and to reward those individuals who contribute to the achievement of the Company’s economic objectives. Subject to adjustment as provided in the 2007 Plan, up to a maximum of 800,000 shares of the Company’s common stock are issuable under the 2007 Plan. Options granted under the 2007 Plan generally have a term of ten years and become exercisable over a three- or four-year period beginning on the one-year anniversary of the date of grant. Options are granted at per share exercise prices equal to the market value of the Company’s common stock on the date of grant. The Company issues new shares upon the exercise of options. As of August 31, 2017, only stock options and stock bonuses had been granted under the 2007 Plan.

The maximum number of shares of common stock of the Company available for issuance under the ESPP is 100,000 shares, subject to adjustment as provided in the ESPP. The ESPP provides for six-month offering periods beginning on September 1 and March 1 of each year. The purchase price of the shares is 90% of the lower of the fair market value of common stock at the beginning or end of the offering period. This discount may not exceed the maximum discount rate permitted for plans of this type under Section 423 of the Internal Revenue Code of 1986, as amended. The ESPP is compensatory for financial reporting purposes. The Company issued 3,029 and 2,438 shares of common stock on September 1, 2016 and 2015, respectively, under the ESPP. The Company issued 1,098 and 3,144 shares on March 1, 2017 and 2016, respectively, under the ESPP.

The fair value of option grants is determined at date of grant, using the Black-Scholes option pricing model with the assumptions listed below.  The volatility factor used in the Black-Scholes option pricing model is based on historical stock price fluctuations and the risk-free interest rate is based on U.S. treasury rates appropriate for the expected term. Dividend yield and expected volatility are estimated using historical amounts that are anticipated to be consistent with current values. Expected life of the option is based on the life of the option agreements. Based on these valuations, the Company recognized compensation expense of $391,664 and $427,437 during fiscal 2017 and fiscal 2016, respectively, related to the options that vested during such time period. As of August 31, 2017, the total compensation cost for non-vested options not yet recognized in the Company’s consolidated statements of operations was $239,400. Stock-based compensation expense of $159,600 and $79,800 is expected to be recognized during fiscal 2018 and 2019, respectively, based on outstanding options as of August 31, 2017. Future option grants will impact the compensation expense recognized. Stock-based compensation expense is included in general and administrative expense on the consolidated statements of operations.

The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions and results for the grants:

	August 31, 2017	August 31, 2016
Dividend yield	0.00%	0.00%
Expected volatility	46.0%	46.6%
Expected life of option (years)	10	10
Weighted average risk-free interest rate	1.63%	1.63%

Stock option activity during the periods indicated is as follows:

	Number of Shares (#)	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at August 31, 2015	241,734	$13.72
Options granted	53,447	14.85
Options exercised	0	0.00
Options terminated	(12,000)	13.38

Outstanding at August 31, 2016	283,181	13.95
Options granted	56,677	13.40
Options exercised	(12,000)	10.25
Options terminated	(20,000)	15.21

Outstanding at August 31, 2017	307,858	$13.93	$1,238,009

Exercisable at August 31, 2017	221,027	$13.76	$942,314

The weighted average per share fair value of options granted during fiscal 2017 and fiscal 2016 was $7.69 and $8.48, respectively. The weighted average remaining contractual life of the total options and exercisable options outstanding as of August 31, 2017 and 2016, was 6.77 years and 6.46 years, respectively.

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

The following tables present the Company’s business segment information in fiscal 2017 and fiscal 2016:

	Fiscal 2017	Fiscal 2016
ZERUST® net sales	$32,789,283	$27,577,566
Natur-Tec® net sales	6,779,840	5,355,999
Total net sales	$39,569,123	$32,933,565

The following table sets forth the Company’s cost of goods sold for fiscal 2017 and fiscal 2016 by segment:

	Fiscal 2017	Fiscal 2016
Direct cost of goods sold
ZERUST®	$18,996,264	$15,588,133
Natur-Tec®	4,925,061	4,076,249
Indirect cost of goods sold	2,395,186	2,655,774
Total net cost of goods sold	$26,316,511	$22,320,156

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

Geographic Information

Net sales by geographic location were as follows:

	Fiscal Year Ended August 31,
	2017	2016
Inside the U.S.A. to unaffiliated customers	$21,787,694	$20,304,480
Outside the U.S.A. to:
Joint ventures in which the Company is a shareholder directly and indirectly	3,222,478	2,721,905
Unaffiliated customers	14,558,951	9,907,180
	$39,569,123	$32,933,565

Net sales by geographic location are based on the location of the customer.

Fees for services provided to joint ventures by geographic location as a percentage of total fees for services provided to joint ventures during fiscal 2017 and fiscal 2016, respectively, were as follows:

	Fiscal 2017	Fiscal 2016
Germany	$838,628	$845,857
Poland	661,226	599,391
Japan	641,699	646,015
Sweden	472,819	265,745
Thailand	448,013	537,212
France	410,842	329,805
South Korea	376,002	352,393
India	322,677	300,506
Czech	314,834	237,062
United Kingdom	295,761	386,761
Finland	292,225	252,578
Other	377,962	384,385
	$5,452,687	$5,137,710

Sales to the Company’s joint ventures are included in the foregoing segment and geographic information; however, sales by the Company’s joint ventures to other parties are not included. The foregoing segment and geographic information represents only sales and cost of goods sold recognized directly by the Company.

See Note 6 for additional details on geographical information regarding equity in income from joint ventures.

The geographical distribution of total long-lived assets and net sales is as follows:

	At August 31, 2017	At August 31, 2016
China	$228,458	$253,931
Brazil	54,646	66,938
Germany	14,171	—
India	14,712	13,645
United States	7,047,675	8,219,955
Total long-lived assets	$7,359,662	$8,554,469

	Fiscal Year Ended August 31, 2017	Fiscal Year Ended August 31, 2016
China	$7,225,659	$4,114,288
Brazil	2,394,730	2,172,297
Germany	711,923	—
India	1,417,955	1,104,947
Other	6,031,162	5,237,553
United States	21,787,694	20,304,480
Total net sales	$39,569,123	$32,933,565

Total long-lived assets located in China, Brazil, Germany and India consist of property and equipment. These assets are periodically reviewed to assure the net realizable value from the estimated future production based on forecasted sales exceeds the carrying value of the assets.

Sales to the Company’s joint ventures are included in the foregoing segment and geographic information; however, sales by the Company’s joint ventures to other parties are not included. The foregoing segment and geographic information represents only sales recognized directly by the Company.

All joint venture operations including equity in income, fees for services and related dividends are related to ZERUST® products and services.

13. RETIREMENT PLAN

The Company has a 401(k) employee savings plan. Employees who meet certain age and service requirements may elect to contribute up to 15% of their salaries. The Company typically contributes the lesser of 50% of the participant’s contributions or 3.5% of the employee’s salary. The Company recognized expense for the savings plan of $202,559 and $215,785 for fiscal 2017 and fiscal 2016, respectively.

14. RELATED PARTY TRANSACTIONS

During fiscal 2017 and fiscal 2016, the Company made consulting payments of $137,666 and $100,000, respectively, to Bioplastic Polymers LLC, an entity owned by Ramani Narayan, Ph.D., a director of the Company, and paid royalties of $10,136 and $31,463, respectively, based on net sales of the Company’s bioplastics products.

15. INCOME TAXES

The provision for income taxes for the fiscal years ended August 31, 2017 and 2016 consists of the following:

	Fiscal Year Ended August 31,
	2017	2016
Current:
Federal	$—	$—
State	62,000	20,000
Foreign	754,000	647,000
	816,000	667,000
Deferred:
Federal	(135,000)	6,000
State	(9,000)	—
Foreign	28,000	(47,000)
	(116,000)	(41,000)
	$700,000	$626,000

Reconciliations of the expected federal income tax at the statutory rate with the provisions for income taxes for the fiscal years ended August 31, 2017 and 2016 are as follows:

	Fiscal Year Ended August 31,
	2017	2016
Tax computed at statutory rates	$1,591,000	$(195,000)
State income tax, net of federal benefit	53,000	20,000
Tax effect on equity in income of international joint ventures	(1,998,000)	(956,000)
Tax effect on dividends received from joint ventures and investment at carrying value	3,159,000	2,681,000
Tax effect of foreign operations	841,000	997,000
Foreign tax credit	(3,680,000)	(3,178,000)
Research and development credit	(212,000)	(408,000)
Valuation allowance	989,000	1,620,000
Stock based compensation	81,000	90,000
Non-controlling interest	(143,000)	(148,000)
Other	19,000	103,000
	$700,000	$626,000

The Company has not provided U.S. income taxes or foreign withholding taxes with respect to its portion of the cumulative undistributed earnings of foreign joint ventures that are essentially permanent in duration. The Company’s portion of the cumulative undistributed earnings of foreign joint ventures that are essentially permanent in duration were $17,960,860 and $17,779,912 as of August 31, 2017 and 2016, respectively.  During fiscal 2016, the Company recorded deferred income tax expense of $3,000 representing foreign withholding taxes to be paid with respect to the portion of the cumulative undistributed earnings of foreign joint ventures that it determined were not essentially permanent in duration. If some or all of the undistributed earnings of the joint ventures are remitted to the Company in the future, income taxes, if any, after the application of foreign tax credits will be provided at that time. To the extent undistributed earnings of the Company’s joint ventures are distributed in the future, it is not expected to result in any material additional U.S. income tax liability after the application of foreign tax credits.

The tax effect of the temporary differences and tax carryforwards comprising the net deferred taxes shown on the consolidated balance sheets as of August 31, 2017 and 2016 are as follows:

	August 31,
	2017	2016
Accrued compensation	$310,300	$150,600
Inventory costs	87,000	95,300
Accrued joint venture expenses	15,200	54,200
Other accrued expenses	74,000	87,000
Goodwill and other intangible assets	1,317,700	1,332,000
Stock-based compensation	241,600	210,600
Foreign tax credit carryforward	6,105,700	5,679,000
Other credit and loss carryforwards	3,473,100	3,214,300
Total deferred tax assets	11,624,600	10,823,000
Valuation allowance	(9,578,700)	(8,893,300)
Total deferred tax assets after valuation allowance	2,045,900	1,929,700
Property and equipment	(206,000)	(215,600)
Other	(83,300)	(74,300)
Total deferred tax liabilities	(289,300)	(289,900)
Net deferred tax assets	$1,756,600	$1,639,800

As of August 31, 2017 the Company had foreign tax credit carryforwards of approximately $6,105,700 which will begin to expire if not utilized prior to August 31, 2021. In addition, the Company had federal and state tax credit carryforwards of $2,855,100 as of August 31, 2017 which begin to expire in fiscal 2019.  These federal and state tax credit carryforwards consist primarily of federal and Minnesota research and development credit carryforwards. The Company also has foreign net operating loss carryforwards of $618,000 as of August 31, 2017 which begin to expire in fiscal 2020.

As of August 31, 2017, the Company has recorded a valuation allowance of $6,105,700 with respect to the foreign tax credit carryforwards.  In addition, the Company has recorded a valuation allowance of $2,855,100 with respect to federal and state tax credit carryforwards, and has recorded a valuation allowance of $618,000 with respect to the foreign net operating loss carryforwards.

As of August 31, 2016, the Company had recorded a valuation allowance of $5,679,000 with respect to the foreign tax credit carryforwards.  In addition, the Company had recorded a valuation allowance of $2,643,300 with respect to federal and state tax credit carryforwards, and had recorded a valuation allowance of $571,000 with respect to the foreign net operating loss carryforwards.

The Company records a tax valuation allowance to reduce deferred tax assets to the amount expected to be realized when it is more likely than not that some portion or all of its deferred tax assets will not be realized.  The Company determined based on all available evidence, including historical data and projections of future results, that it is more likely than not that all of its deferred tax assets, except for its foreign tax credit carryforward, federal and Minnesota research and development credit carryforwards, and foreign net operating loss carryforwards will be fully realized.  The Company determined that its deferred tax asset related to foreign tax credit carryforwards will not be realized due to insufficient federal taxable income within the carryforward period and the fact that for ordering purposes the foreign tax credit carryforwards are not allowed to be utilized until after any current year foreign tax credits are utilized.  In addition, based on historical data and future projections, the Company determined that it is more likely than not that its deferred tax asset related to federal and Minnesota research and development credit carryforwards will not be realized due to insufficient federal and Minnesota taxable income within the carryforward period after considering the foreign tax credit usage. The Company determined that its deferred tax asset related to foreign net operating loss carryforwards will not be utilized due to insufficient taxable income within the carryforward period.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits:

	Fiscal Year Ended August 31,
	2017	2016
Gross unrecognized tax benefits – beginning balance	$238,000	$203,000
Gross increases (decreases) - prior period tax positions	(4,000)	15,000
Gross increases – current period tax positions	16,000	20,000
Gross unrecognized tax benefits – ending balance	$250,000	$238,000

The entire amount of unrecognized tax benefits would affect the effective tax rate.  It is not expected that the amount of unrecognized tax benefits will change significantly in the next 12 months.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the Company’s income tax provision. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheet. There was no liability for the payment of interest and penalties as of both August 31, 2017 and August 31, 2016.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. With few exceptions, as of August 31, 2017, the Company is no longer subject to federal, state, local, or foreign examinations by tax authorities for years prior to August 31, 2014.

16. COMMITMENTS AND CONTINGENCIES

On August 31, 2017, the Compensation Committee of the Board of Directors of the Company approved the material terms of an annual bonus plan for the Company’s executive officers as well as certain officers and employees for the fiscal year ending August 31, 2018. For fiscal 2018 as in past years, the total amount available under the bonus plan for all plan participants, including executive officers, is dependent upon the Company’s earnings before interest, taxes and other income, as adjusted to take into account amounts to be paid under the bonus plan and certain other adjustments (Adjusted EBITOI). Each plan participant’s percentage of the overall bonus pool is based upon the number of plan participants, the individual’s annual base salary and the individual’s position and level of responsibility within the company. In the case of each of the Company’s executive officer participants, 75% of the amount of their individual bonus payout will be determined based upon the Company’s actual EBITOI for fiscal 2018 compared to a pre-established target EBITOI for fiscal 2018 and 25% of the payout will be determined based upon such executive officer’s achievement of certain pre-established individual performance objectives. The payment of bonuses under the plan are discretionary and may be paid to executive officer participants in both cash and shares of NTIC common stock, the exact amount and percentages will be determined by the Company’s Board of Directors, upon recommendation of the Compensation Committee, after the completion of the Company’s consolidated financial statements for fiscal 2018.

On August 26, 2016, the Compensation Committee of the Board of Directors of the Company approved the material terms of an annual bonus plan for the Company’s executive officers as well as certain officers and employees for the fiscal year ending August 31, 2017. For fiscal 2017 as in past years, the total amount available under the bonus plan for all plan participants, including executive officers, is dependent upon the Company’s Adjusted EBITOI. Each plan participant’s percentage of the overall bonus pool is based upon the number of plan participants, the individual’s annual base salary and the individual’s position and level of responsibility within the company. In the case of each of the Company’s executive officer participants, 75% of the amount of their individual bonus payout will be determined based upon the Company’s actual EBITOI for fiscal 2017 compared to a pre-established target EBITOI for fiscal 2017 and 25% of the payout will be determined based upon such executive officer’s achievement of certain pre-established individual performance objectives. The payment of bonuses under the plan are discretionary and may be paid to executive officer participants in both cash and shares of NTIC common stock, the exact amount and percentages will be determined by the Company’s Board of Directors, upon recommendation of the Compensation Committee, after the completion of the Company’s consolidated financial statements for fiscal 2017.

Accrued bonuses as of August 31, 2017 and 2016 were $1,015,000 and $450,000, respectively.

Three joint ventures (consisting of the Company’s joint ventures in South Korea, Thailand and India) accounted for 60.7% of the Company’s trade joint venture receivables as of August 31, 2017, and three joint ventures (consisting of the Company’s joint ventures in South Korea, India and Thailand) accounted for 55.8% of the Company’s trade joint venture receivables as of August 31, 2016.

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

On April 21, 2015, NTIC and NTI Asean initiated a lawsuit against Cortec Corporation alleging, among other things, that Cortec Corporation (Cortec) aided and abetted breaches of duties and contractual commitments owed to NTIC and NTI Asean related to NTIC’s joint venture in China, Tianjin Zerust.  On September 20, 2017, following a jury trial that commenced on September 18, 2017, the United States District Court for the Northern District of Ohio dismissed with prejudice all claims asserted by the Company in the lawsuit. The Company chose not to appeal the Court’s dismissal of the case.

From time to time, the Company is subject to various other claims and legal actions in the ordinary course of its business. The Company records a liability in its consolidated financial statements for costs related to claims, including future legal costs, settlements and judgments, where the Company has assessed that a loss is probable and an amount could be reasonably estimated. If the reasonable estimate of a probable loss is a range, the Company records the most probable estimate of the loss or the minimum amount when no amount within the range is a better estimate than any other amount. The Company discloses a contingent liability even if the liability is not probable or the amount is not estimable, or both, if there is a reasonable possibility that material loss may be have been incurred. In the opinion of management, as of August 31, 2017, the amount of liability, if any, with respect to these matters, individually or in the aggregate, will not materially affect the Company’s consolidated results of operations, financial position or cash flows.

The Company has leases for office and warehouse space in the United States of America, China, India, Germany and Brazil with monthly rents ranging from $814 to $11,539, which expire through August 31, 2023. Future minimum rents due under these leases are as follows for each of the next five years ended August 31:

Fiscal 2018	$264,919
Fiscal 2019	146,635
Fiscal 2020	109,209
Fiscal 2021	66,647
Fiscal 2022	67,133
Thereafter	47,884
$702,427

17. STATEMENTS OF CASH FLOWS

Supplemental disclosures of cash flow information consist of:

	Fiscal Year Ended August 31,
	2017	2016
Cash paid during the year for income tax	$699,519	$610,000
Cash paid during the year for interest	20,382	13,261

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

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurements Using Inputs Considered as
	Fair value as of August 31, 2017	Level 1	Level 2	Level 3
Available for sale securities	$3,766,984	$3,766,984	$—	$—

		Fair Value Measurements Using Inputs Considered as
	Fair value as of August 31, 2016	Level 1	Level 2	Level 3
Available for sale securities	$2,243,864	$2,243,864	$—	$—

Valuation Techniques

Financial assets that are classified as Level 1 securities include cash equivalents and available for sale securities. These are valued using quoted market prices in an active market.

The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the end of the fiscal quarter in which the actual event or change in circumstances that caused the transfer occurs. There were no transfers between Level 1, Level 2, or Level 3 during the fiscal years ended August 31, 2017 or August 31, 2016. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement.

19. SUBSEQUENT EVENT

On November 20, 2017, NTIC’s Board of Directors declared a cash dividend of $0.10 per share of NTIC’s common stock, payable on December 21, 2017 to stockholders of record on December 8, 2017. Although NTIC’s Board of Directors intends to declare regular quarterly cash dividends going forward, the payment of any future dividends will be determined by NTIC’s Board of Directors in light of conditions then existing, including NTIC’s earnings, financial condition, cash requirements, restrictions in financing agreements, business conditions and other factors.

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

Management’s Report on Internal Control over Financial Reporting

NTIC’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of NTIC’s Chief Executive Officer and Chief Financial Officer, NTIC’s management conducted an evaluation of the effectiveness of NTIC’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, NTIC’s management concluded that NTIC’s internal control over financial reporting was effective as of August 31, 2017.

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

Changes in Internal Control over Financial Reporting

There was no change in NTIC’s internal control over financial reporting that occurred during the quarter ended August 31, 2017 that has materially affected, or is reasonably likely to materially affect NTIC’s internal control over financial reporting.

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

Changes to Nomination Procedures

During the fourth quarter of fiscal 2017, NTIC made no material changes to the procedures by which stockholders may recommend nominees to NTIC’s Board of Directors, as described in NTIC’s most recent proxy statement.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes outstanding options and other awards under NTIC’s equity compensation plans as of August 31, 2017. NTIC’s equity compensation plans as of August 31, 2017 were the Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan and the Northern Technologies International Corporation Employee Stock Purchase Plan. Except for automatic annual grants of options to purchase 4,000 shares of NTIC common stock to NTIC’s directors in consideration for their services as directors of NTIC, an automatic annual grant of an option to purchase 2,000 shares of NTIC common stock to NTIC’s Chairman of the Board in consideration for his services as Chairman on the first day of each fiscal year and automatic initial grants of options to purchase a pro rata portion of 4,000 shares of NTIC common stock to NTIC’s new directors in consideration for their services as directors of NTIC, options and other awards granted in the future under the Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan are within the discretion of the Board of Directors and the Compensation Committee of the Board of Directors and therefore cannot be ascertained at this time.

	(a)		(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	306,358	(1)(2)	$13.93	237,172	(3)
Equity compensation plans not approved by security holders	—		—	—
Total	306,358	(1)(2)	$13.93	237,172	(3)

______________________

(1)	Amount includes shares of NTIC common stock issuable upon the exercise of stock options outstanding as of August 31, 2017 under the Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan.

(2)	Excludes employee stock purchase rights accruing under the Northern Technologies International Corporation Employee Stock Purchase Plan. Under such plan, each eligible employee may purchase up to 2,000 shares of NTIC common stock at semi-annual intervals on February 28th or 29th (as the case may be) and August 31st each year at a purchase price per share equal to 90% of the lower of (i) the closing sales price per share of NTIC common stock on the first day of the offering period or (ii) the closing sales price per share of NTIC common stock on the last day of the offering period.

(3)	Amount includes 187,669 shares remaining available at August 31, 2017 for future issuance under Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan and 49,503 shares available at August 31, 2017 for future issuance under the Northern Technologies International Corporation Employee Stock Purchase Plan.

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

Exhibits

The exhibits being filed or furnished with this report are listed below. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report is asterisked below.

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

Item No.	Item	Method of Filing

3.1	Restated Certificate of Incorporation of Northern Technologies International Corporation	Incorporated by reference to Exhibit 3.1 to NTIC’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2009 (File No. 001-11038)
3.2	Amended and Restated Bylaws of Northern Technologies International Corporation	Incorporated by reference to Exhibit 3.1 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 24, 2008 (File No. 001-11038)
4.1	Specimen Stock Certificate Representing Common Stock of Northern Technologies International Corporation	Incorporated by reference to Exhibit 4.1 to NTIC’s Registration Statement on Form 10 (File No. 001-19331) (Filed on paper - hyperlink is not required pursuant to Rule 105 of Regulation S-T)
10.1	Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan*	Incorporated by reference to Exhibit 10.1 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 24, 2011 (File No. 001-11038)

Item No.	Item	Method of Filing

10.2	Form of Incentive Stock Option Agreement for Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan*	Incorporated by reference to Exhibit 10.2 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 24, 2011 (File No. 001-11038)
10.3	Form of Non-Statutory Stock Option Agreement for Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan*	Incorporated by reference to Exhibit 10.3 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 24, 2011 (File No. 001-11038)
10.4	Form of Restricted Stock Agreement for Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan*	Incorporated by reference to Exhibit 10.4 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 24, 2011 (File No. 001-11038)
10.5	Northern Technologies International Corporation Employee Stock Purchase Plan*	Incorporated by reference to Exhibit 10.11 to NTIC’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 2006 (File No. 001-11038)
10.6	Material Terms of Northern Technologies International Corporation Annual Bonus Plan*	Incorporated by reference to Exhibit 10.6 to NTIC’s Annual Report on Form 10-K for the fiscal year ended August 31, 2015 (File No. 001-11038)
10.7	Form of Indemnification Agreement between Northern Technologies International Corporation and its Directors and Officers*	Incorporated by reference to Exhibit 10.1 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 24, 2008 (File No. 001-11038)
10.8	Agreement dated as of May 25, 2009 between Northern Technologies International Corporation and Sunggyu Lee, Ph.D.*	Incorporated by reference to Exhibit 10.2 to NTIC’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2009 (File No. 001-11038)
10.9	Description of Non-Employee Director Compensation Arrangements*	Filed herewith
10.10	Executive Employment Agreement dated as of November 18, 2011 between Northern Technologies International Corporation and G. Patrick Lynch*	Incorporated by reference to Exhibit 10.13 to NTIC’s Annual Report on Form 10-K for the fiscal year ended August 31, 2011 (File No. 001-11038)

Item No.	Item	Method of Filing

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

Incorporated by reference to Exhibit 10.16 to NTIC’s Annual Report on Form 10-K for the fiscal year ended August 31, 2011 (File No. 001-11038)
10.14	Amended and Restated Committed Line of Credit Note dated as of January 10, 2011 issued by Northern Technologies International Corporation to PNC Bank, National Association	Incorporated by reference to Exhibit 10.2 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 12, 2011 (File No. 001-11038)
10.15	Loan Agreement dated as of January 10, 2011 between Northern Technologies International Corporation and PNC Bank, National Association	Incorporated by reference to Exhibit 10.6 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 12, 2011 (File No. 001-11038)
10.16	Waiver and First Amendment to Loan Documents dated as of January 10, 2012 between Northern Technologies International Corporation and PNC Bank, National Association	Incorporated by reference to Exhibit 10.6 to NTIC’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2011 (File No. 001-11038)
10.17	Waiver and Second Amendment to Loan Documents dated December 11, 2012 between Northern Technologies International Corporation and PNC Bank, National Association	Incorporated by reference to Exhibit 10.1 to NTIC’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2012 (File No. 001-11038)
10.18	Letter dated December 31, 2013 to Northern Technologies International Corporation from PNC Bank, National Association	Incorporated by reference to Exhibit 10.1 to NTIC’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2014 (File No. 001-11038)

Item No.	Item	Method of Filing

10.19	Letter dated January 8, 2015 to Northern Technologies International Corporation from PNC Bank, National Association	Incorporated by reference to Exhibit 10.1 to NTIC’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2015 (File No. 001-11038)
10.20	Amendment to Loan Documents dated January 6, 2016 by and between Northern Technologies International Corporation from PNC Bank, National Association	Incorporated by reference to Exhibit 10.1 to NTIC’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 29, 2016 (File No. 001-11038)
10.21	Letter Agreement effective as of January 11, 2017 between PNC Bank, National Association and Northern Technologies International Corporation	Incorporated by reference to Exhibit 10.1 to NTIC’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2016 (File No. 001-11038)
10.22	Purchase and Sale Agreement dated as of July 14, 2014 between Northern Technologies International Corporation and Glenwillow Holdings, LLC	Incorporated by reference to Exhibit 10.1 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 15, 2014 (File No. 001-11038)
10.23	Consulting Agreement dated January 11, 2017 by and among Northern Technologies International Corporation, BioPlastic Polymers LLC, and Ramani Narayan, Ph.D.	Incorporated by reference to Exhibit 10.2 to NTIC’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2016 (File No. 001-11038)
14.1	Code of Ethics	Incorporated by reference to Exhibit 14.1 to NTIC’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 2004 (File No. 001-11038)
21.1	Subsidiaries of the Registrant	Filed herewith
23.1	Consent of Baker Tilly Virchow Krause, LLP	Filed herewith
31.1	Certification of President and Chief Executive Officer Pursuant to SEC Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

Item No.	Item	Method of Filing

32.1	Certification of President and Chief Executive Officer Pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer Pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101

The following materials from Northern Technologies International Corporation’s Annual Report on Form 10-K for the fiscal year ended August 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

Filed herewith

____________________

*	A management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

November 21, 2017	By:	/s/ G. Patrick Lynch
G. Patrick Lynch
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on the dates and in the capacities indicated.

Name	Title	Date
/s/ G. Patrick Lynch G. Patrick Lynch	President and Chief Executive Officer and Director (principal executive officer)	November 21, 2017

/s/ Matthew C. Wolsfeld, CPA Matthew C. Wolsfeld, CPA	Chief Financial Officer and Corporate Secretary (principal financial and accounting officer)	November 21, 2017

/s/ Richard J. Nigon Richard J. Nigon	Chairman of the Board	November 21, 2017

/s/ Barbara D. Colwell Barbara D. Colwell	Director	November 21, 2017
/s/ Soo Keong Koh Soo Keong Koh	Director	November 21, 2017

/s/ Sunggyu Lee, Ph.D. Sunggyu Lee, Ph.D.	Director	November 21, 2017

/s/ Ramani Narayan, Ph. D. Ramani Narayan, Ph.D.	Director	November 21, 2017

/s/ Konstantin von Falkenhausen Konstantin von Falkenhausen	Director	November 21, 2017

