Form 10-Q
period 2017-11-30
NORTHERN TECHNOLOGIES INTERNATIONAL CORP
filed 2018-01-12
CIK 875582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934--

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

As of January 12, 2018, there were 4,537,408 shares of common stock of the registrant outstanding.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

FORM 10-Q

November 30, 2017

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

ii

PART I -	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AS OF NOVEMBER 30, 2017 (UNAUDITED)

AND AUGUST 31, 2017 (AUDITED)

	November 30, 2017	August 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,627,213	$6,360,201
Available for sale securities	3,770,241	3,766,984
Receivables:
Trade excluding joint ventures, less allowance for doubtful accounts of $40,000 at November 30, 2017 and August 31, 2017	7,251,821	5,912,631
Trade joint ventures	520,653	691,752
Fees for services provided to joint ventures	1,310,818	1,302,944
Income taxes	—	137,256
Inventories	7,969,328	7,456,552
Prepaid expenses	760,567	439,298
Total current assets	26,210,641	26,067,618

PROPERTY AND EQUIPMENT, NET	7,235,301	7,359,662

OTHER ASSETS:
Investments in joint ventures	21,701,913	20,035,074
Deferred income taxes	1,756,565	1,756,565
Patents and trademarks, net	1,291,335	1,322,089
Other	—	71,685
Total other assets	24,749,813	23,185,413
Total assets	$58,195,755	$56,612,693

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,797,674	$2,676,610
Income taxes payable	15,565	—
Accrued liabilities:
Payroll and related benefits	955,903	1,540,386
Other	1,058,793	677,621
Total current liabilities	5,827,935	4,894,617

COMMITMENTS AND CONTINGENCIES (Note 12)

EQUITY:
Preferred stock, no par value; authorized 10,000 shares; none issued and outstanding	—	—
Common stock, $0.02 par value per share; authorized 10,000,000 shares; issued and outstanding 4,537,408 and 4,535,018, respectively	90,748	90,700
Additional paid-in capital	14,294,584	14,163,509
Retained earnings	37,706,367	37,077,483
Accumulated other comprehensive loss	(2,518,243)	(2,471,064)
Stockholders’ equity	49,573,456	48,860,628
Non-controlling interest	2,794,364	2,857,448
Total equity	52,367,820	51,718,076
Total liabilities and equity	$58,195,755	$56,612,693

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2017 AND 2016

	Three Months Ended
	November 30, 2017	November 30, 2016
NET SALES:
Net sales, excluding joint ventures	$11,035,407	$9,000,224
Net sales, to joint ventures	507,631	701,799
Total net sales	11,543,038	9,702,023

Cost of goods sold	7,888,470	6,612,766
Gross profit	3,654,568	3,089,257

JOINT VENTURE OPERATIONS:
Equity in income from joint ventures	1,741,328	1,274,004
Fees for services provided to joint ventures	1,507,142	1,315,591
Total joint venture operations	3,248,470	2,589,595

OPERATING EXPENSES:
Selling expenses	2,599,949	2,039,084
General and administrative expenses	2,219,745	2,471,780
Research and development expenses	798,731	642,522
Total operating expenses	5,618,425	5,153,386

OPERATING INCOME	1,284,613	525,466

INTEREST INCOME	24,056	3,563
INTEREST EXPENSE	(5,089)	(4,623)

INCOME BEFORE INCOME TAX EXPENSE	1,303,580	524,406

INCOME TAX EXPENSE	104,991	117,713

NET INCOME	1,198,589	406,693

NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	114,963	109,054

NET INCOME ATTRIBUTABLE TO NTIC	$1,083,626	$297,639

NET INCOME ATTRIBUTABLE TO NTIC PER COMMON SHARE:
Basic	$0.24	$0.07
Diluted	$0.24	$0.07

WEIGHTED AVERAGE COMMON SHARES ASSUMED OUTSTANDING:
Basic	4,537,368	4,531,950
Diluted	4,608,788	4,558,878

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.10	$0.00

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2017 AND 2016

	Three Months Ended
	November 30, 2017	November 30, 2016

NET INCOME	$1,198,589	$406,693
Other comprehensive LOSS– foreign currency translation adjustment	(25,226)	(1,250,812)

COMPREHENSIVE INCOME (LOSS)	1,173,363	(844,119)
COMPREHENSIVE INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	136,916	60,372
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NTIC	$1,036,447	$(904,491)

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2017 AND 2016

	Three Months Ended
	November 30, 2017	November 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,198,589	$406,693
Adjustments to reconcile net income to net cash used in operating activities:
Stock-based compensation	103,267	97,916
Depreciation expense	208,486	193,896
Amortization expense	62,177	29,759
Equity in income from joint ventures	(1,741,328)	(1,274,004)
Deferred income taxes	—	25,242
Dividends received from joint ventures	63,937	—
Changes in current assets and liabilities:
Receivables:
Trade, excluding joint ventures	(1,364,409)	(762,525)
Trade, joint ventures	171,099	91,385
Fees for services provided to joint ventures	(7,874)	(15,518)
Income taxes	(101,908)	84,922
Inventories	(530,401)	274,437
Prepaid expenses and other	(250,280)	(180,021)
Accounts payable	1,278,940	378,397
Income tax payable	102,618	(102,314)
Accrued liabilities	(622,696)	(172,691)
Net cash used in operating activities	(1,429,783)	(924,426)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(87,250)	(112,589)
Proceeds from the sale of available for sale securities	—	497,896
Purchase of available for sale securities	(3,257)	—
Additions to patents	(31,423)	(58,202)
Net cash (used in) provided by investing activities	(121,930)	327,105

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividend received by non-controlling interest	(200,000)	(200,000)
Repurchase of common stock	—	(71,712)
Proceeds from option exercises	15,375	—
Proceeds from employee stock purchase plan	12,481	32,955
Net cash used in financing activities	(172,144)	(238,757)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS:	(9,131)	(30,056)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,732,988)	(866,134)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,360,201	3,395,274

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,627,213	$2,529,140

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       INTERIM FINANCIAL INFORMATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all necessary adjustments, which are of a normal recurring nature, and present fairly the consolidated financial position of Northern Technologies International Corporation and its subsidiaries (the Company) as of November 30, 2017 and August 31, 2017 and the results of their operations for the three months ended November 30, 2017 and 2016 and their cash flows for the three months ended November 30, 2017 and 2016, in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).

These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s annual report on Form 10-K for the fiscal year ended August 31, 2017. These consolidated financial statements also should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section appearing in this report.

Operating results for the three months ended November 30, 2017 are not necessarily indicative of the results that may be expected for the full fiscal year ending August 31, 2018.

The Company evaluates events occurring after the date of the consolidated financial statements requiring recording or disclosure in the consolidated financial statements.

2.        Accounting PronouncementS

New Accounting Pronouncements Adopted

In July 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-11, “Inventory,” which modifies the subsequent measurement of inventories recorded under a first-in-first-out or average cost method. Under the new standard, such inventories are required to be measured at the lower of cost and net realizable value. The Company has adopted this new standard in the first quarter of fiscal 2018 on a prospective basis. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-07, “Investments – Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting.” Among other things, the amendments in ASU 2016-07 eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. The amendments require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The Company adopted this new standard in the first quarter of fiscal 2018 on a prospective basis. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Stock Compensation, (Topic 718), which is intended to simplify several aspects of the accounting for share-based payment award transactions. The Company adopted this new guidance in the first quarter of fiscal 2018. The adoption of this guidance did not have a material effect on the Company’s consolidated results of operations and financial position.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Revenue from Contracts with Customers, Topic 606 (ASU No. 2014-09), which provides a framework for the recognition of revenue, with the objective that recognized revenues properly reflect amounts an entity is entitled to receive in exchange for goods and services. This guidance, which includes additional disclosure requirements regarding revenue, cash flows and obligations related to contracts with customers, was originally to be effective for the Company beginning in fiscal year 2018. In July 2015, the FASB confirmed a one-year deferral of the effective date of the new revenue standard which also allows early adoption as of the original effective date. The updated guidance will be effective for the Company’s first quarter of 2019. The Company is currently evaluating the impact of adopting ASU 2014-09 on its consolidated financial statements, but currently believes that the timeline established for implementation is attainable.

During February 2016, FASB issued ASU No. 2016-02, “Leases.” ASU No. 2016-02 was issued to increase transparency and comparability among organizations by recognizing all lease transactions (with terms in excess of 12 months) on the balance sheet as a lease liability and a right-of-use asset (as defined). ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with earlier application permitted. Upon adoption, the lessee will apply the new standard retrospectively to all periods presented or retrospectively using a cumulative effect adjustment in the year of adoption. The guidance will be effective for the Company’s first quarter of 2020. The Company is currently assessing the effect that ASU No. 2016-02 will have on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows, Classification of Certain Cash Receipts and Cash Payments.  ASU 2016-15 eliminates the diversity in practice related to the classification of certain cash receipts and payments for debt prepayments or extinguishment costs, the maturing of a zero coupon bond, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, distributions from certain equity method investees and beneficial interests obtained in a financial asset securitization. ASU 2016-15 designates the appropriate cash flow classification, including requirements to allocate certain components of these cash receipts and payments among operating, investing and financing activities. The guidance is effective for fiscal years beginning December 15, 2017. Early adoption is permitted. The Company is currently evaluating the effects of adopting ASU 2016-15 on its consolidated financial statements, but the adoption is not expected to have a significant impact on its consolidated financial statements.

Although there are several other new accounting pronouncements issued or proposed by the FASB, which the Company has adopted or will adopt, as applicable, the Company does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial position or operating results.

3.       INVENTORIES

Inventories consisted of the following:

	November 30, 2017	August 31, 2017
Production materials	$1,851,735	$1,747,189
Finished goods	6,117,593	5,709,363
	$7,969,328	$7,456,552

4.       PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	November 30, 2017	August 31, 2017
Land	$310,365	$310,365
Buildings and improvements	6,855,488	6,847,177
Machinery and equipment	4,246,967	4,171,387
	11,412,820	11,328,929
Less accumulated depreciation	(4,177,519)	(3,969,267)
	$7,235,301	$7,359,662

5.       PATENTS AND TRADEMARKS, NET

Patents and trademarks, net consisted of the following:

	November 30, 2017	August 31, 2017
Patents and trademarks	$2,769,382	$2,737,959
Less accumulated amortization	(1,478,047)	(1,415,870)
	$1,291,335	$1,322,089

Patent and trademark costs are amortized over seven years. Costs incurred related to patents and trademarks are capitalized until filed and approved, at which time the amounts capitalized to date are amortized and any further costs, including maintenance costs, are expensed as incurred. Amortization expense is estimated to approximate $240,000 in each of the next five fiscal years.

6.       INVESTMENTS IN JOINT VENTURES

The financial statements of the Company’s foreign joint ventures are initially prepared using the accounting principles accepted in the respective joint ventures’ countries of domicile. Amounts related to foreign joint ventures reported in the below tables and the accompanying consolidated financial statements have subsequently been adjusted to conform with U.S. GAAP in all material respects. All material profits recorded that remain on the balance sheet on sales from the Company to its joint ventures and from joint ventures to other joint ventures have been eliminated for financial reporting purposes.

Financial information from the audited and unaudited financial statements of the Company’s joint ventures in Germany, Excor Korrosionsschutz – Technologien und Produkte GmbH (EXCOR) and all the Company’s other joint ventures, are summarized as follows:

	As of November 30, 2017
	Total	EXCOR	All Other
Current assets	$57,249,505	$25,234,973	$32,014,532
Total assets	61,290,726	27,337,417	33,953,309
Current liabilities	17,410,457	4,987,804	12,422,653
Noncurrent liabilities	184,251	—	184,251
Joint ventures’ equity	43,696,018	22,349,613	21,346,405
Northern Technologies International Corporation’s share of joint ventures’ equity	21,701,913	11,174,808	10,527,105
Northern Technologies International Corporation’s share of joint ventures’ undistributed earnings	$19,590,029	$11,143,903	$8,446,126
Northern Technologies International Corporation's dividends received from joint ventures	$63,937	$—	$63,937

	Three Months Ended November 30, 2017
	Total	EXCOR	All Other
Net sales	$28,498,711	$11,026,514	$17,472,197
Gross profit	12,788,122	5,933,526	6,854,596
Net income	3,499,815	2,483,800	1,016,015
Northern Technologies International Corporation’s share of equity in income from joint ventures	$1,741,328	$1,241,900	$499,428

	As of August 31, 2017
	Total	EXCOR	All Other
Current assets	$51,518,210	$22,142,514	$29,375,696
Total assets	55,633,891	24,301,194	31,332,697
Current liabilities	15,118,074	4,469,567	10,648,507
Noncurrent liabilities	181,210	—	181,210
Joint ventures’ equity	40,334,607	19,831,627	20,502,980
Northern Technologies International Corporation’s share of joint ventures’ equity	20,035,074	9,915,816	10,119,258
Northern Technologies International Corporation’s share of joint ventures’ undistributed earnings	17,960,860	9,884,911	8,075,949
Northern Technologies International Corporation's dividends received from joint ventures	$6,377,054	$5,379,062	$997,992

	Three Months Ended November 30, 2016
	Total	EXCOR	All Other
Net sales	$24,200,447	$9,208,524	$14,991,923
Gross profit	10,697,027	4,894,179	5,802,848
Net income	2,408,008	1,856,338	551,670
Northern Technologies International Corporation’s share of equity in income from joint ventures	$1,274,004	$928,169	$345,835

The Company did not make any joint venture investments during the three months ended November 30, 2017 or 2016.

7.       CORPORATE DEBT

The Company has a revolving line of credit with PNC Bank, National Association (PNC Bank) of $3,000,000. No amounts were outstanding under the line of credit as of both November 30, 2017 and August 31, 2017. At the option of the Company, outstanding advances under the line of credit bear interest at either (a) an annual rate based on LIBOR plus 2.15% for the applicable LIBOR interest period selected by the Company or (b) at the rate publicly announced by PNC Bank from time to time as its prime rate.

The line of credit is governed under a loan agreement. The loan agreement contains standard covenants, including affirmative financial covenants, such as the maintenance of a minimum fixed charge coverage ratio, and negative covenants, which, among other things, limit the incurrence of additional indebtedness, loans and equity investments, disposition of assets, mergers and consolidations and other matters customarily restricted in such agreements. Under the loan agreement, the Company is subject to a minimum fixed charge coverage ratio of 1.10:1.00. As of November 30, 2017, the Company was in compliance with all debt covenants.

The revolving credit facility allows the Company to request that PNC Bank issue letters of credit up to $1,200,000. The Company did not have any letters of credit reserved against the available letters of credit balance as of November 30, 2017 and August 31, 2017 with PNC Bank. The availability of advances under the line of credit will be reduced by the face amount of any letter of credit issued and outstanding (whether or not drawn) under the revolving credit facility.

As of November 30, 2017 and August 31, 2017, the Company had $88,831 and $89,543, respectively, of letters of credit with JP Morgan Chase Bank that are performance based and set to expire between 2020 and 2022.

On January 5, 2018, the Company and PNC Bank extended the maturity date of the line of credit to January 7, 2019. All other terms of the line of credit and the loan agreement and other documents evidencing the line of credit remain the same.

8.       STOCKHOLDERS’ EQUITY

On November 20, 2017, the Company’s Board of Directors declared a cash dividend of $0.10 per share of the Company’s common stock, payable on December 21, 2017 to stockholders of record on December 8, 2017.

During the three months ended November 30, 2017, the Company repurchased no shares of its common stock. During the three months ended November 30, 2017, stock options to purchase an aggregate of 1,500 shares of common stock were exercised at a weighted average exercise price of $10.25 per share.

The Company granted stock options under the Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan (the 2007 Plan) to purchase an aggregate of 47,252 shares of its common stock to various employees and directors during the three months ended November 30, 2017. The weighted average per share exercise price of the stock options is $18.35, which was equal to the fair market value of the Company’s common stock on the date of grant.

During the three months ended November 30, 2016, the Company repurchased and retired 5,575 shares of its common stock at a price of $12.87 per share. No stock options to purchase shares of common stock were exercised during the three months ended November 30, 2016.

The Company issued 891 and 3,029 shares of common stock on September 1, 2017 and 2016, respectively, under the Northern Technologies International Corporation Employee Stock Purchase Plan (the ESPP).

The Company granted stock options under the 2007 Plan to purchase an aggregate of 56,677 shares of its common stock to various employees and directors during the three months ended November 30, 2016. The weighted average per share exercise price of the stock options is $13.40, which is equal to the fair market value of the Company’s common stock on the date of grant.

9.       NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share assumes the exercise of stock options using the treasury stock method, if dilutive.

The following is a reconciliation of the earnings per share computation for the three months ended November 30, 2017 and 2016:

	Three Months Ended
Numerator:	November 30, 2017	November 30, 2016
Net income attributable to NTIC	$1,083,626	$297,639

Denominator:
Basic – weighted shares outstanding	4,537,368	4,531,950
Weighted shares assumed upon exercise of stock options	71,420	26,928
Diluted – weighted shares outstanding	4,608,788	4,558,878
Basic earnings per share:	$0.24	$0.07
Diluted earnings per share:	$0.24	$0.07

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

Excluded from the computation of diluted income per share for the three months ended November 30, 2017 were options outstanding to purchase 92,319 shares of common stock. Excluded from the computation of diluted earnings per share for the three months ended November 30, 2016 were options outstanding to purchase 211,564 shares of common stock.

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

The 2007 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, stock unit awards, performance awards and stock bonuses to eligible recipients to enable the Company and its subsidiaries to attract and retain qualified individuals through opportunities for equity participation in the Company, and to reward those individuals who contribute to the achievement of the Company’s economic objectives. Subject to adjustment as provided in the 2007 Plan, up to a maximum of 800,000 shares of the Company’s common stock are issuable under the 2007 Plan. Options granted under the 2007 Plan generally have a term of ten years and become exercisable over a three- or four-year period beginning on the one-year anniversary of the date of grant. Options are granted at per share exercise prices equal to the market value of the Company’s common stock on the date of grant. The Company issues new shares upon the exercise of options. As of November 30, 2017, only stock options and stock bonuses had been granted under the 2007 Plan.

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

The Company granted options to purchase an aggregate of 47,252 and 56,677 shares of its common stock during the three months ended November 30, 2017 and 2016, respectively. The fair value of option grants is determined at date of grant, using the Black-Scholes option pricing model with the assumptions listed below. The Company recognized compensation expense of $103,267 and $97,916 during the three months ended November 30, 2017 and 2016, respectively, related to the options that vested during such time period. As of November 30, 2017, the total compensation cost for nonvested options not yet recognized in the Company’s consolidated statements of operations was $528,936, net of estimated forfeitures. Stock-based compensation expense of $309,801 is expected through the remainder of fiscal year 2018, and $153,901 and $65,234 is expected to be recognized during fiscal 2019 and fiscal 2020, respectively, based on outstanding options as of November 30, 2017. Future option grants will impact the compensation expense recognized. Stock-based compensation expense is included in general and administrative expense on the consolidated statements of operations.

The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model with the following assumptions and results for the grants:

	November 30,
	2017	2016
Dividend yield	2.18%	0.00%
Expected volatility	45.9%	46.4%
Expected life of option (in years)	10	10
Average risk-free interest rate	1.87%	1.63%

The weighted average per share fair value of options granted during the three months ended November 30, 2017 and 2016 was $7.75 and $7.69, respectively. The weighted average remaining contractual life of the options outstanding as of November 30, 2017 and 2016 was 6.95 years and 7.15 years, respectively.

11.       SEGMENT AND GEOGRAPHICAL INFORMATION

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

The following table sets forth the Company’s net sales for the three months ended November 30, 2017 and 2016 by segment:

	Three Months Ended
	November 30, 2017	November 30, 2016
ZERUST® net sales	$9,527,737	$8,084,678
Natur-Tec® net sales	2,015,301	1,617,345
Total net sales	$11,543,038	$9,702,023

The following table sets forth the Company’s cost of goods sold for the three months ended November 30, 2017 and 2016 by segment:

	November 30, 2017	% of Product Sales*	November 30, 2016	% of Product Sales*
Direct cost of goods sold
ZERUST®	$5,803,980	60.9%	$4,699,537	58.1%
Natur-Tec®	1,479,199	73.4%	1,213,168	75.0%
Indirect cost of goods sold	605,291	NA	700,061	NA
Total net cost of goods sold	$7,888,470		$6,612,766

*	The percent of segment sales is calculated by dividing the direct cost of goods sold for each individual segment category by the net sales for each segment category.

The Company utilizes product net sales and direct and indirect cost of goods sold for each product in reviewing the financial performance of a product type. Further allocation of Company expenses or assets, aside from amounts presented in the tables above, is not utilized in evaluating product performance, nor does such allocation occur for internal financial reporting.

Geographic Information

Net sales by geographic location for the three months ended November 30, 2017 and 2016 were as follows:

	Three Months Ended
	November 30, 2017	November 30, 2016
Inside the U.S.A. to unaffiliated customers	$6,256,205	$5,268,999
Outside the U.S.A. to:
Joint ventures in which the Company is a shareholder directly and indirectly	507,631	701,799
Unaffiliated customers	4,779,202	3,731,225
	$11,543,038	$9,702,023

Net sales by geographic location are based on the location of the customer.

Fees for services provided to joint ventures by geographic location as a percentage of total fees for services provided to joint ventures during the three months ended November 30, 2017 and 2016 were as follows:

	Three Months Ended
	November 30, 2017	% of Total Fees for Services Provided to Joint Ventures	November 30, 2016	% of Total Fees for Services Provided to Joint Ventures
Germany	$219,873	14.6%	$203,000	15.4%
Poland	206,076	13.7%	149,204	11.3%
Japan	174,045	11.5%	146,037	11.1%
France	139,641	9.3%	97,673	7.4%
Sweden	127,954	8.5%	87,061	6.6%
United Kingdom	111,775	7.4%	86,131	6.5%
Thailand	102,531	6.8%	147,455	11.2%
Finland	89,627	5.9%	76,336	5.8%
India	86,763	5.8%	64,535	4.9%
Czech Republic	84,225	5.6%	70,828	5.4%
South Korea	83,488	5.5%	105,378	8.0%
Other	81,144	5.4%	81,953	6.2%
	$1,507,142	100.0%	$1,315,591	100.0%

The geographical distribution of key financial statement data is as follows:

	At November 30, 2017	At August 31, 2017
China	$207,094	$228,458
Brazil	50,784	54,646
Germany	16,619	14,171
India	13,642	14,712
United States	6,947,162	7,047,675
Total property and equipment	$7,235,301	$7,359,662

	Three Months Ended
	November 30, 2017	November 30, 2016
China	$2,911,643	$1,546,810
Brazil	639,841	601,524
India	495,539	331,610
Germany	48,771	118,259
Other	683,407	1,133,022
United States	6,763,837	5,970,798
Total net sales	$11,543,038	$9,702,023

Total property and equipment are periodically reviewed to assure the net realizable value from the estimated future production based on forecasted sales exceeds the carrying value of the assets. Total assets located in the United States include the Company’s investments in joint ventures.

Sales to the Company’s joint ventures are included in the foregoing segment and geographic information; however, sales by the Company’s joint ventures to other parties are not included. The foregoing segment and geographic information represents only sales and cost of goods sold recognized directly by the Company.

All joint venture operations, including equity in income, fees for services and related dividends, are primarily related to ZERUST® products and services.

12.       COMMITMENTS AND CONTINGENCIES

On August 31, 2017, the Compensation Committee of the Board of Directors of the Company approved the material terms of an annual bonus plan for the Company’s executive officers as well as certain officers and employees for the fiscal year ending August 31, 2018. For fiscal 2018 as in past years, the total amount available under the bonus plan for all plan participants, including executive officers, is dependent upon the Company’s earnings before interest, taxes and other income, as adjusted to take into account amounts to be paid under the bonus plan and certain other adjustments (Adjusted EBITOI). Each plan participant’s percentage of the overall bonus pool is based upon the number of plan participants, the individual’s annual base salary and the individual’s position and level of responsibility within the company. In the case of each of the Company’s executive officer participants, 75% of the amount of their individual bonus payout will be determined based upon the Company’s actual EBITOI for fiscal 2018 compared to a pre-established target EBITOI for fiscal 2018 and 25% of the payout will be determined based upon such executive officer’s achievement of certain pre-established individual performance objectives. The payment of bonuses under the plan are discretionary and may be paid to executive officer participants in both cash and shares of the Company’s common stock, the exact amount and percentages will be determined by the Company’s Board of Directors, upon recommendation of the Compensation Committee, after the completion of the Company’s consolidated financial statements for fiscal 2018. There was $318,000 accrued for management bonuses for the three months ended November 30, 2017 compared to $98,000 accrued for management bonuses for the three months ended November 30, 2016.

Four joint ventures (consisting of the Company’s joint ventures in South Korea, Thailand, Indonesia and India) accounted for 93.6% of the Company’s trade joint venture receivables at November 30, 2017 and three joint ventures (consisting of the Company’s joint ventures in South Korea, Thailand and India) accounted for 60.7% of the Company’s trade joint venture receivables at August 31, 2017.

From time to time, the Company is subject to various other claims and legal actions in the ordinary course of its business. The Company records a liability in its consolidated financial statements for costs related to claims, including future legal costs, settlements and judgments, where the Company has assessed that a loss is probable and an amount could be reasonably estimated. If the reasonable estimate of a probable loss is a range, the Company records the most probable estimate of the loss or the minimum amount when no amount within the range is a better estimate than any other amount. The Company discloses a contingent liability even if the liability is not probable or the amount is not estimable, or both, if there is a reasonable possibility that material loss may have been incurred. In the opinion of management, as of November 30, 2017, the amount of liability, if any, with respect to these matters, individually or in the aggregate, will not materially affect the Company’s consolidated results of operations, financial position or cash flows.

13.       Fair Value Measurements

Assets and liabilities that are measured at fair value on a recurring basis primarily relate to marketable equity securities. These items are marked-to-market at each reporting period, the market value approximates the cost basis. The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurements Using Inputs Considered as
	Fair value as of November 30, 2017	Level 1	Level 2	Level 3
Available for sale securities	$3,770,241	$3,770,241	$—	$—

		Fair Value Measurements Using Inputs Considered as
	Fair value as of August 31, 2017	Level 1	Level 2	Level 3
Available for sale securities	$3,766,984	$3,766,984	$—	$—

The available for sale securities are mainly fixed income mutual funds. There were no transfers between Level 1, Level 2, or Level 3 during the three months ended November 30, 2017 and 2016.

14.       SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information consisted of:

	Three Months Ended
	November 30, 2017	November 30, 2016
Cash paid for interest	$5,089	$4,623
Cash paid for income taxes	—	—

Non-cash financing activity consisted of:

	Three Months Ended
	November 30, 2017	November 30, 2016
Dividends declared, not paid	$454,741	—

15.       SUBSEQUENT EVENT

On December 22, 2017, the Tax Cuts and Jobs Act (Act), was enacted into law and is expected to impact the Company’s operating results, cash flows, and financial condition. The Company is currently evaluating the potential impacts of the Act. The Act includes a number of provisions, including the lowering of the U.S. corporate tax rate from 35 percent to 21 percent, effective January 1, 2018. The Act also includes provisions that may partially offset the benefit of such rate reduction, including the repeal of the deduction for domestic production activities. The effect of the international provisions of the Act, which generally establish a territorial-style system for taxing foreign-source income of domestic multinational corporations, is uncertain. As a result of the Act, the Company expects there will be one-time adjustments for the re-measurement of deferred tax assets (liabilities) and the deemed repatriation tax on unremitted foreign earnings and profits. Quantifying the impacts of the Act is not practicable at this time due, among other things, to the inherent complexities involved. Accordingly, the Company expects to continue to analyze such impacts and record any such amounts in the second quarter of fiscal 2018.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis provides material historical and prospective disclosures intended to enable investors and other users to assess NTIC’s financial condition and results of operations. Statements that are not historical are forward-looking and involve risks and uncertainties discussed under the heading “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward-Looking Statements” in this report and under “Part 1. Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended August 31, 2017. The following discussion of the results of the operations and financial condition of NTIC should be read in conjunction with NTIC’s consolidated financial statements and the related notes thereto included under the heading “Part I. Item 1. Financial Statements.”

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

NTIC’s ZERUST® rust and corrosion inhibiting products include plastic and paper packaging, liquids, coatings, rust removers, cleaners, and diffusers as well as engineered solutions designed specifically for the oil and gas industry. NTIC also offers worldwide on-site technical consulting for rust and corrosion prevention issues. NTIC’s technical service consultants work directly with the end users of NTIC’s ZERUST® rust and corrosion inhibiting products to analyze their specific needs and develop systems to meet their performance requirements. In North America, NTIC sells its ZERUST® corrosion prevention solutions through a network of independent distributors and agents supported by a direct sales force. Internationally, NTIC sells its ZERUST® corrosion prevention solutions through its wholly-owned subsidiary in China, NTIC (Shanghai) Co., Ltd. (NTIC China), its majority-owned joint venture holding company for NTIC’s joint venture investments in the Association of Southeast Asian Nations (ASEAN) region, NTI Asean LLC (NTI Asean) its majority-owned subsidiary in Brazil, Zerust Prevenção de Corrosão S.A. (Zerust Brazil), and its wholly-owned subsidiary in Mexico, ZERUST-EXCOR MEXICO, S. de R.L. de C.V (Zerust Mexico), and joint venture arrangements in North America, Europe and Asia. NTIC also sells products directly to its joint venture partners through its wholly-owned subsidiary in Germany, NTIC Europe GmbH (NTI Europe).

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

NTIC’s Subsidiaries and Joint Venture Network

NTIC has ownership interests in six subsidiaries in North America, South America, Europe and Asia. The following table sets forth a list of NTIC’s operating subsidiaries as of November 30, 2017, the country in which the subsidiary is organized and NTIC’s ownership percentage in each subsidiary:

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

NTIC’s consolidated net sales increased 19.0% during the three months ended November 30, 2017 compared to the three months ended November 30, 2016. This increase was primarily a result of an increase in sales of ZERUST® rust and corrosion inhibiting packaging products, sales to joint ventures and sales of Natur-Tec® products.

During the three months ended November 30, 2017, 82.5% of NTIC’s consolidated net sales were derived from sales of ZERUST® products and services, which increased 17.8% to $9,527,737 compared to $8,084,678 for the three months ended November 30, 2016. This increase was due to higher sales from existing customers for new and existing products as a result of increased demand. NTIC has focused its sales efforts of ZERUST® products and services by strategically targeting customers with specific corrosion issues in new market areas, including the oil and gas industry and other industrial sectors that offer sizable growth opportunities. NTIC’s consolidated net sales for the three months ended November 30, 2017 included $283,842 of sales made to customers in the oil and gas industry compared to $746,331 for the three months ended November 30, 2016. Overall demand for ZERUST® products and services depends heavily on the overall health of the markets in which NTIC sells its products, including the automotive, oil and gas, agriculture, and mining markets in particular.

During the three months ended November 30, 2017, 17.5% of NTIC’s consolidated net sales were derived from sales of Natur-Tec® products compared to 16.7% during the three months ended November 30, 2016. Net sales of Natur-Tec® products increased 24.6% during the three months ended November 30, 2017 compared to the three months ended November 30, 2016 primarily due to an increase in finished product sales in North America and finished product sales at NTIC’s majority-owned subsidiary in India, Natur-Tec India Private Limited (Natur-Tec India).

Cost of goods sold as a percentage of net sales increased slightly to 68.3% during the three months ended November 30, 2017 compared to 68.2% during the three months ended November 30, 2016 primarily as a result of increased net sales and cost reductions realized on the raw materials associated with NTIC’s ZERUST® industrial products.

NTIC’s equity in income from joint ventures increased 36.7% to $1,741,328 during the three months ended November 30, 2017 compared to $1,274,004 during the three months ended November 30, 2016. This increase was primarily due to a corresponding increase in net sales at the joint ventures, which increased 17.8% to $28,498,711 during the three months ended November 30, 2017 compared to $24,200,447 for the three months ended November 30, 2016 as well as a strengthened Euro compared to the U.S. Dollar. The increase in net sales of NTIC’s joint ventures was due primarily to higher sales from existing customers for new and existing products as a result of increased demand. The increase in net sales of NTIC’s joint ventures resulted in a corresponding increase in fees for services provided to joint ventures as such fees are a function of net sales of NTIC’s joint ventures.

NTIC’s total operating expenses increased 9.0% to $5,618,425 during the three months ended November 30, 2017 compared to $5,153,386 for the three months ended November 30, 2016. This increase was primarily due to an increase in NTIC’s personnel expenses, including an increase in the management bonus accrual of $220,000.

NTIC spent $798,731 and $642,522 during the three months ended November 30, 2017 and 2016, respectively, in connection with its research and development activities. NTIC anticipates that it will spend a total of between $3,000,000 and $3,400,000 in fiscal 2018 on research and development activities.

Net income attributable to NTIC increased $785,987 to $1,083,626, or $0.24, per diluted common share, for the three months ended November 30, 2017 compared to $297,639, or $0.07 per diluted common share, for the three months ended November 30, 2016. This increase was primarily the result of the increase in gross profit and joint venture operations, partially offset by the increase in operating expenses.

NTIC anticipates that its quarterly net income or loss will continue to remain subject to significant volatility primarily due to the financial performance of its subsidiaries and joint ventures and sales of its ZERUST® products and services into the oil and gas industry and Natur-Tec® bioplastics products, which sales fluctuate more on a quarterly basis than the traditional ZERUST® business. NTIC also anticipates that its operating results during the next few quarters will remain volatile primarily as a result of the changes in its Chinese operations.

NTIC’s working capital, as defined as current assets less current liabilities, was $20,382,706 at November 30, 2017, including $4,627,213 in cash and cash equivalents and $3,770,241 in available for sale securities, compared to $21,173,001 at August 31, 2017, including $6,360,201 in cash and cash equivalents and $3,766,984 in available for sale securities.

On November 20, 2017, NTIC’s Board of Directors declared a cash dividend of $0.10 per share of NTIC’s common stock, payable on December 21, 2017 to stockholders of record on December 8, 2017. No cash dividends were declared by NTIC’s Board of Directors during the fiscal year ended August 31, 2017. Although NTIC’s Board of Directors intends to declare regular quarterly cash dividends going forward, the declaration of future dividends is not guaranteed and will be determined by NTIC’s Board of Directors in light of conditions then existing, including NTIC’s earnings, financial condition, cash requirements, restrictions in financing agreements, business conditions and other factors.

Results of Operations

The following table sets forth NTIC’s results of operations for the three months ended November 30, 2017 and 2016.

	Three Months Ended
	November 30, 2017	% of Net Sales	November 30, 2016	% of Net Sales	$ Change	% Change
Net sales, excluding joint ventures	$11,035,407	95.6%	$9,000,224	92.8%	$2,035,183	22.6%
Net sales, to joint ventures	507,631	4.4%	701,799	7.2%	(194,168)	(27.7)%
Cost of goods sold	7,888,470	68.3%	6,612,766	68.2%	1,275,704	19.3%

Equity in income from joint ventures	1,741,328	n/a	1,274,004	n/a	467,324	36.7%
Fees for services provided to joint ventures	1,507,142	n/a	1,315,591	n/a	191,551	14.6%

Selling expenses	2,599,949	22.5%	2,039,084	21.0%	560,865	27.5%
General and administrative expenses	2,219,745	19.2%	2,471,780	25.5%	(252,035)	(10.2)%
Research and development expenses	798,731	6.9%	642,522	6.6%	156,209	24.3%

Net Sales. NTIC’s consolidated net sales increased 19.0% to $11,543,038 during the three months ended November 30, 2017 compared to the three months ended November 30, 2016. NTIC’s consolidated net sales to unaffiliated customers excluding NTIC’s joint ventures increased 22.6% to $11,035,407 during the three months ended November 30, 2017 compared to the same period in fiscal 2017. These increases were primarily a result of increased demand from the addition of new customers in North America and China and an increase in sales of our Natur-Tec® products. Net sales to joint ventures decreased 27.7% to $507,631 during the three months ended November 30, 2017 compared to the same period in fiscal 2017. This decrease was primarily a result of decreased demand.

The following table sets forth NTIC’s net sales by product segment for the three months ended November 30, 2017 and 2016 by segment:

	Three Months Ended
	November 30, 2017	November 30, 2016	$ Change	% Change
Total ZERUST® sales	$9,527,737	$8,084,678	$1,443,059	17.8%
Total Natur-Tec® sales	2,015,301	1,617,345	397,956	24.6%
Total net sales	$11,543,038	$9,702,023	$1,841,015	19.0%

During the three months ended November 30, 2017, 82.5% of NTIC’s consolidated net sales were derived from sales of ZERUST® products and services, which increased 17.8% to $9,527,737 during the three months ended November 30, 2017 compared to $8,084,678 during the same period in fiscal 2017. This increase was due to increased demand from existing customers and the addition of new customers primarily in the industrial market, partially offset by a decrease in ZERUST® joint venture net sales and ZERUST® oil and gas net sales. NTIC has strategically focused its sales efforts for ZERUST® products and services on customers with sizeable corrosion problems in industry sectors that offer sizable growth opportunities, including the oil and gas sector. Overall demand for ZERUST® products and services depends heavily on the overall health of the market segments to which NTIC sells its products, including the automotive, oil and gas, agriculture, and mining markets in particular.

The following table sets forth NTIC’s net sales of ZERUST® products for the three months ended November 30, 2017 and 2016:

	Three Months Ended
	November 30, 2017	November 30, 2016	$ Change	% Change
ZERUST® industrial net sales	$8,736,264	$6,518,289	$2,217,975	34.0%
ZERUST® joint venture net sales	507,631	820,058	(312,427)	(38.1)%
ZERUST® oil & gas net sales	283,842	746,331	(462,489)	(62.0)%
Total ZERUST® net sales	$9,527,737	$8,084,678	$1,443,059	17.8%

NTIC’s net sales to the oil and gas industry sector decreased during the three months ended November 30, 2017 compared to the prior fiscal year period primarily as a result of a large $410,000 order from a customer that was recognized in September 2016. NTIC anticipates that its sales of ZERUST® products and services into the oil and gas industry will continue to remain subject to significant volatility from quarter to quarter as sales are recognized, specifically due to the volatility of oil prices. Demand for oil and gas products around the world depends primarily on market acceptance and the reach of NTIC’s distribution network. Because of the typical size of individual orders and overall size of NTIC’s net sales derived from sales of oil and gas products, the timing of one or more orders can materially affect NTIC’s quarterly sales compared to prior fiscal year quarters.

During the three months ended November 30, 2017, 17.5% of NTIC’s consolidated net sales were derived from sales of Natur-Tec® products, which increased 24.6% to $2,015,301 during the three months ended November 30, 2017 compared to the three months ended November 30, 2016. This increase is primarily due to an increase in finished product sales in North America and finished product sales at NTIC’s majority-owned subsidiary in India, Natur-Tec India Private Limited (Natur-Tec India).

Cost of Goods Sold. Cost of goods sold increased 19.3% for the three months ended November 30, 2017 compared to the three months ended November 30, 2016. Cost of goods sold as a percentage of net sales increased slightly to 68.3% for the three months ended November 30, 2017 compared to 68.2% for the three months ended November 30, 2016.

Equity in Income from Joint Ventures. NTIC’s equity in income from joint ventures increased 36.7% to $1,741,328 during the three months ended November 30, 2017 compared to $1,274,004 during the three months ended November 30, 2016. This increase was primarily a result of improved profitability at the joint ventures. Of the total equity in income from joint ventures, NTIC had equity in income from joint ventures of $1,241,900 attributable to EXCOR during the three months ended November 30, 2017 compared to $928,169 during the three months ended November 30, 2016.

Fees for Services Provided to Joint Ventures. NTIC recognized fee income for services provided to joint ventures of $1,507,142 during the three months ended November 30, 2017 compared to $1,315,591 during the three months ended November 30, 2016, representing an increase of $191,551, or 14.6%. Fee income for services provided to joint ventures is traditionally a function of the sales made by NTIC’s joint ventures. Total net sales of NTIC’s joint ventures increased 17.8% to $28,498,711 during the three months ended November 30, 2017 compared to $24,200,447 for the three months ended November 30, 2016. Net sales of NTIC’s joint ventures are not included in NTIC’s consolidated financial statements. Of the total fee income for services provided to joint ventures, fees of $219,873 were attributable to EXCOR during the three months ended November 30, 2017 compared to $203,000 attributable to EXCOR during the three months ended November 30, 2016.

Selling Expenses. NTIC’s selling expenses increased 27.5% for the three months ended November 30, 2017 compared to the same period in fiscal 2017 due primarily to increases in operating expenses associated with ZERUST® sales efforts, consisting primarily of selling and personnel expense. Selling expenses as a percentage of net sales increased slightly to 22.5% for the three months ended November 30, 2017, from 21.0% during the three months ended November 30, 2016 primarily due to the increase in selling expenses, as previously described.

General and Administrative Expenses. NTIC’s general and administrative expenses decreased 10.2% for the three months ended November 30, 2017 compared to the same period in fiscal 2017 primarily due to cost savings initiatives related to personnel costs. As a percentage of net sales, general and administrative expenses decreased to 19.2% for the three months ended November 30, 2017 from 25.5% for the three months ended November 30, 2016 due primarily to the decrease noted above.

Research and Development Expenses. NTIC’s research and development expenses increased 24.3% for the three months ended November 30, 2017 compared to the same period in fiscal 2017 due primarily increases in research and development efforts.

Interest Income. NTIC’s interest income increased to $24,056 during the three months ended November 30, 2017 compared to $3,563 during the three months ended November 30, 2016 due to changing levels of invested cash.

Interest Expense. NTIC’s interest expense increased to $5,089 during the three months ended November 30, 2017 compared to $4,623 during the three months ended November 30, 2016.

Income Before Income Tax Expense. NTIC incurred income before income tax expense equal to $1,303,580 for the three months ended November 30, 2017 compared to $524,406 for the three months ended November 30, 2016.

Income Tax Expense. Income tax expense was $104,991 during the three months ended November 30, 2017 compared to an income tax expense of $117,713 during the three months ended November 30, 2016. Income tax expense was calculated based on management’s estimate of NTIC’s annual effective income tax rate.

NTIC considers the earnings of certain foreign joint ventures to be indefinitely invested outside the United States on the basis of estimates that NTIC’s future domestic cash generation will be sufficient to meet future domestic cash needs. As a result, U.S. income and foreign withholding taxes have not been recognized on the cumulative undistributed earnings of $19,590,029 and $17,960,860 at November 30, 2017 and August 31, 2017, respectively. To the extent undistributed earnings of NTIC’s joint ventures are distributed in the future, they are not expected to result in any material additional income tax liability after the application of foreign tax credits.

On December 22, 2017, the Tax Cuts and Jobs Act (Act), was enacted into law and is expected to impact NTIC’s operating results, cash flows, and financial condition. We are currently evaluating the potential impacts of the Act. The Act includes a number of provisions, including the lowering of the U.S. corporate tax rate from 35 percent to 21 percent, effective January 1, 2018. The Act also includes provisions that may partially offset the benefit of such rate reduction, including the repeal of the deduction for domestic production activities. The effect of the international provisions of the Act, which generally establish a territorial-style system for taxing foreign-source income of domestic multinational corporations, is uncertain. As a result of the Act, we expect there will be one-time adjustments for the re-measurement of deferred tax assets (liabilities) and the deemed repatriation tax on unremitted foreign earnings and profits. Quantifying the impacts of the Act is not practicable at this time due, among other things, to the inherent complexities involved. Accordingly, we expect to continue to analyze such impacts and record any such amounts in the second quarter of fiscal 2018.

Other Comprehensive Income - Foreign Currency Translations Adjustment. The changes in the foreign currency translations adjustment was due to the fluctuations of the U.S. dollar compared to the Euro and other foreign currencies during the three months ended November 30, 2017 compared to the same period in fiscal 2017.

Liquidity and Capital Resources

Sources of Cash and Working Capital. NTIC’s working capital was $20,382,706 at November 30, 2017, including $4,627,213 in cash and cash equivalents and $3,770,241 in available for sale securities, compared to $21,173,001 at August 31, 2017, including $6,360,201 in cash and cash equivalents and $3,766,984 in available for sale securities.

As of November 30, 2017, NTIC had a revolving line of credit with PNC Bank of $3,000,000, with no amounts outstanding. The line of credit is evidenced by an amended and restated committed line of credit note in the principal amount of up to $3,000,000. The line of credit has a $1,200,000 standby letter of credit sub-facility, with any standby letters of credit issued thereunder being at the sole discretion of PNC Bank. Any lines of credit issued by PNC Bank would decrease the availability under the revolving line of credit.

The line of credit is subject to standard covenants, including affirmative financial covenants, such as the maintenance of a minimum fixed charge coverage ratio, and negative covenants, which, among other things, limit the incurrence of additional indebtedness, loans and equity investments, disposition of assets, mergers and consolidations and other matters customarily restricted in such agreements. Under the loan agreement, NTIC is subject to a minimum fixed charge coverage ratio of 1.10:1.00. As of November 30, 2017, NTIC was in compliance with all debt covenants.

On January 5, 2018, NTIC and PNC Bank extended the maturity date of the line of credit from January 7, 2018 to January 7, 2019. All other terms of the line of credit and the loan agreement and other documents evidencing the line of credit remain the same. It is anticipated that, as historically has been the practice, the line of credit will be renewed each year for one additional year for the immediate foreseeable future.

NTIC believes that a combination of its existing cash and cash equivalents, available for sale securities, forecasted cash flows from future operations, anticipated distributions of earnings, anticipated fees to NTIC for services provided to its joint ventures, and funds available through existing or anticipated financing arrangements, will be adequate to fund its existing operations, investments in new or existing joint ventures or subsidiaries, capital expenditures, debt repayments, cash dividends and any stock repurchases for at least the next 12 months. During the remainder of fiscal 2018, NTIC expects to continue to invest in NTIC China, research and development and in marketing efforts and resources for the application of its corrosion prevention technology in the oil and gas industry and its Natur-Tec® bio-plastics business, although the amounts of these various investments are not known at this time. In order to take advantage of such new product and market opportunities to expand its business and increase its revenues, NTIC may decide to finance such opportunities by borrowing under its revolving line of credit or raising additional financing through the issuance of debt or equity securities. There is no assurance that any financing transaction will be available on terms acceptable to NTIC or at all, or that any financing transaction will not be dilutive to NTIC’s current stockholders.

NTIC traditionally has used the cash generated from its operations, distributions of earnings from joint ventures and fees for services provided to its joint ventures to fund NTIC’s new technology investments and capital contributions to new and existing subsidiaries and joint ventures. NTIC’s joint ventures traditionally have operated with little or no debt and have been self-financed with minimal initial capital investment and minimal additional capital investment from their respective owners. Therefore, NTIC believes there is limited exposure by NTIC’s joint ventures that could materially impact their respective operations and/or liquidity.

Uses of Cash and Cash Flows. Net cash used in operating activities during the three months ended November 30, 2017 was $1,429,783, which resulted principally from NTIC’s equity in income from joint ventures, an increase in inventory and increases in trade receivables excluding joint ventures, accrued liabilities, and income tax payable, partially offset by NTIC’s net income, depreciation and amortization and an increase in accounts payable. Net cash used in operating activities during the three months ended November 30, 2016 was $924,426, which resulted principally from NTIC’s equity in income from joint ventures, a decrease in inventory and increases in trade receivables, prepaid expenses, accrued liabilities, and income tax payable, partially offset by NTIC’s net income, depreciation and amortization.

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

NTIC experienced an increase in trade receivables and inventory as of November 30, 2017 compared to August 31, 2017. Trade receivables excluding joint ventures as of November 30, 2017 increased $1,339,190 compared to August 31, 2017, primarily related to the timing of collections and the increase in sales.

Outstanding trade receivables excluding joint ventures balances as of November 30, 2017 increased 4 days to an average of 60 days from balances outstanding from these customers as of August 31, 2017.

Outstanding trade receivables from joint ventures as of November 30, 2017 decreased $171,099 compared to August 31, 2017 primarily due to the timing of payments. Outstanding balances from trade receivables from joint ventures increased an average of 36 days from an average of 58 days from balances outstanding from these customers compared to August 31, 2017. The significant average days outstanding of trade receivables from joint ventures as of November 30, 2017 were primarily due to the receivables balances at NTIC’s joint ventures in South Korea and Thailand.

Outstanding receivables for services provided to joint ventures as of November 30, 2017 increased $7,874 compared to August 31, 2017 and the average days to pay did not change compared to August 31, 2017.

Net cash used in investing activities for the three months ended November 30, 2017 was $121,930, which was primarily the result of cash used in the purchase of available for sale securities, additions to property and equipment, and additions to patents. Net cash provided by investing activities for the three months ended November 30, 2016 was $327,105, which was primarily the result of cash proceeds from the sale of available for sale securities, partially offset by additions to property and equipment and additions to patents.

Net cash used in financing activities for the three months ended November 30, 2017 was $172,144, which resulted from a dividend paid to a non-controlling interest partially offset by proceeds from NTIC’s employee stock purchase plan and stock option exercises. Net cash used in financing activities for the three months ended November 30, 2016 was $238,757, which resulted from dividends paid to a non-controlling interest and stock repurchases, partially offset by proceeds from NTIC’s employee stock purchase plan.

Share Repurchase Plan. On January 15, 2015, NTIC’s Board of Directors authorized the repurchase of up to $3,000,000 in shares of NTIC common stock through open market purchases or unsolicited or solicited privately negotiated transactions. This program has no expiration date but may be terminated by NTIC’s Board of Directors at any time. No repurchases occurred during the three months ended November 30, 2017. As of November 30, 2017, up to $2,640,548 in shares of NTIC common stock remained available for repurchase under NTIC’s stock repurchase program.

Cash Dividends. On November 20, 2017, NTIC’s Board of Directors declared a cash dividend of $0.10 per share of NTIC’s common stock, payable on December 21, 2017 to stockholders of record on December 8, 2017. Although NTIC’s Board of Directors intends to declare regular quarterly cash dividends going forward, the declaration of future dividends is not guaranteed and will be determined by NTIC’s Board of Directors in light of conditions then existing, including NTIC’s earnings, financial condition, cash requirements, restrictions in financing agreements, business conditions and other factors.

Capital Expenditures and Commitments. NTIC spent $87,250 on capital expenditures during the three months ended November 30, 2017, which related primarily to the purchase of new equipment. NTIC expects to spend an aggregate of approximately $300,000 to $600,000 on capital expenditures during fiscal 2018, which it expects will relate primarily to the purchase of new equipment.

Contractual Obligations

There has been no material change to NTIC’s contractual obligations as provided in “Part II. Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations,” included in NTIC’s annual report on Form 10-K for the fiscal year ended August 31, 2017.

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

Because the functional currency of NTIC’s foreign operations and investments in its foreign joint ventures is the applicable local currency, NTIC is exposed to foreign currency exchange rate risk arising from transactions in the normal course of business. NTIC’s principal exchange rate exposure is with the Euro, the Japanese Yen, Indian Rupee, Chinese Renminbi, South Korean Won and the English Pound against the U.S. dollar. NTIC’s fees for services provided to joint ventures and dividend distributions from these foreign entities are paid in foreign currencies and thus fluctuations in foreign currency exchange rates could result in declines in NTIC’s reported net income. Since NTIC’s investments in its joint ventures are accounted for using the equity method, any changes in foreign currency exchange rates would be reflected as a foreign currency translation adjustment and would not change NTIC’s equity in income from joint ventures reflected in its consolidated statements of income. NTIC does not hedge against its foreign currency exchange rate risk.

Some raw materials used in NTIC’s products are exposed to commodity price changes. The primary commodity price exposures are with a variety of plastic resins.

At the option of NTIC, outstanding advances under NTIC’s $3,000,000 revolving line of credit with PNC Bank bear interest at either (a) an annual rate based on LIBOR plus 2.15% for the applicable LIBOR interest period selected by NTIC or (b) at the rate publicly announced by PNC Bank from time to time as its prime rate, and thus may subject NTIC to some market risk on interest rates. As of November 30, 2017, NTIC had no borrowings under the line of credit.

Critical Accounting Policies and Estimates

There have been no material changes to NTIC’s critical accounting policies and estimates from the information provided in “Part II. Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies,” included in NTIC’s annual report on Form 10-K for the fiscal year ended August 31, 2017.

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

Forward-looking statements are based on current expectations about future events affecting NTIC and are subject to uncertainties and factors that affect all businesses operating in a global market as well as matters specific to NTIC. These uncertainties and factors are difficult to predict and many of them are beyond NTIC’s control. The following are some of the uncertainties and factors known to us that could cause NTIC’s actual results to differ materially from what NTIC has anticipated in its forward-looking statements:

•	The effect of current worldwide economic conditions and any turmoil and disruption in the global credit and financial markets on NTIC’s business;

•	The variability in NTIC’s sales of ZERUST® products and services into oil and gas industry and Natur-Tec® products and NTIC’s equity income of joint ventures, which variability in sales and equity in income from joint venture in turn, subject NTIC’s earnings to quarterly fluctuations;

•	Risks associated with NTIC’s international operations and exposure to fluctuations in foreign currency exchange rates and import duties and taxes;

•	The effect of United Kingdom’s process to exit the European Union on NTIC’s operating results, including in particular future net sales of NTIC’s European and other joint ventures;

•	The health of the U.S. automotive industry on NTIC’s business;

•	NTIC’s dependence on the success of its joint ventures and fees and dividend distributions that NTIC receives from them;

•	NTIC’s relationships with its joint ventures and its ability to maintain those relationships, especially in light of anticipated succession planning issues;

•	Fluctuations in the cost and availability of raw materials, including resins and other commodities;

•	The success of and risks associated with NTIC’s emerging new businesses and products and services, including in particular NTIC’s ability and the ability of NTIC’s joint ventures to sell ZERUST® products and services into oil and gas industry and Natur-Tec® products and the often lengthy and extensive sales process involved in selling such products and services;

•	NTIC’s ability to introduce new products and services that respond to changing market conditions and customer demand;

•	Market acceptance of NTIC’s existing and new products, especially in light of existing and new competitive products;

•	Maturation of certain existing markets for NTIC’s ZERUST® products and services and NTIC’s ability to grow market share and succeed in penetrating other existing and new markets;

•	Increased competition, especially with respect to NTIC’s ZERUST® products and services, and the effect of such competition on NTIC’s and its joint ventures’ pricing, net sales and margins;

•	NTIC’s reliance upon and its relationships with its distributors, independent sales representatives and joint ventures;

•	NTIC’s reliance upon suppliers;

•	Oil prices, which may affect sales of NTIC’s ZERUST® products and services into the oil and gas industry;

•	NTIC’s operations in China, the termination of the joint venture agreements with Tianjin Zerust, and the anticipated liquidation of Tianjin Zerust and the effect of all these events on NTIC’s business and future operating results;

•	The costs and effects of complying with laws and regulations and changes in tax, fiscal, government and other regulatory policies, including rules relating to environmental, health and safety matters;

•	Unforeseen product quality or other problems in the development, production and usage of new and existing products;

•	Unforeseen production expenses incurred in connection with new customers and new products;

•	Loss of or changes in executive management or key employees;

•	Ability of management to manage around unplanned events;

•	Pending and future litigation;

•	NTIC’s reliance on its intellectual property rights and the absence of infringement of the intellectual property rights of others;

•	NTIC’s ability to maintain effective internal control over financial reporting, especially in light of its joint venture arrangements;

•	Changes in applicable laws or regulations and NTIC’s failure to comply with applicable laws, rules and regulations;

•	Changes in generally accepted accounting principles and the effect of new accounting pronouncements;

•	Fluctuations in NTIC’s effective tax rate, including from the recently enacted Tax Cuts and Jobs Act, and the amount of an anticipated write down of NTIC’s deferred tax assets as a result of such new legislation;

•	Effect of extreme weather conditions on NTIC’s operating results; and

•	NTIC’s reliance upon its management information systems.

For more information regarding these and other uncertainties and factors that could cause NTIC’s actual results to differ materially from what NTIC has anticipated in its forward-looking statements or otherwise could materially adversely affect its business, financial condition or operating results, see NTIC’s annual report on Form 10-K for the fiscal year ended August 31, 2017 under the heading “Part I. Item 1A. Risk Factors.”

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

At the option of NTIC, outstanding advances under NTIC’s $3,000,000 revolving line of credit with PNC Bank bear interest at either (a) an annual rate based on LIBOR plus 2.15% for the applicable LIBOR interest period selected by NTIC or (b) at the rate publicly announced by PNC Bank from time to time as its prime rate, and thus may subject NTIC to some market risk on interest rates. As of November 30, 2017, NTIC had no borrowings under the line of credit.

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

Changes in Internal Control over Financial Reporting

There was no change in NTIC’s internal control over financial reporting that occurred during the quarter ended November 30, 2017 that has materially affected, or is reasonably likely to materially affect NTIC’s internal control over financial reporting.

PART II -	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On March 23, 2015, NTIC and NTI Asean LLC (NTI Asean), a majority-owned subsidiary of NTIC, filed a lawsuit in Tianjin No 1 Intermediate People’s Court against two individuals, Tao Meng and Xu Hui, related to breaches of duties and contractual commitments owed to NTI Asean under certain agreements related to NTIC’s former joint venture in China, Tianjin Zerust Anti-Corrosion Technologies Ltd. (Tianjin Zerust). The lawsuit alleges, among other things, that Mr. Tao Meng and Xu Hui have engaged in self-dealing, usurped business opportunities, and received economic benefits that were required to go to Tianjin Zerust. At this point it is too early in the lawsuit to reasonably estimate the amount of any recovery to NTI Asean, if any.

ITEM 1A.	RISK FACTORS

This Item 1A is inapplicable to NTIC as a smaller reporting company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Equity Securities

During the three months ended November 30, 2017, NTIC did not issue any shares of its common stock or other equity securities of NTIC that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

The following table shows NTIC’s first quarter of fiscal 2018 stock repurchase activity.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
September 1, 2017 through September 30, 2017	0	$0	0	(1)
October 1, 2017 through October 31, 2017	0	$0	0	(1)
November 1, 2017 through November 30, 2017	0	$0	0	(1)
Total	0	$0	0	(1)(2)

(1)	On January 15, 2015, NTIC’s Board of Directors authorized the repurchase of up to $3,000,000 in shares of NTIC common stock through open market purchases or unsolicited or solicited privately negotiated transactions. This program has no expiration date but may be terminated by NTIC’s Board of Directors at any time.

(2)	As of November 30, 2017, up to $2,640,548 in shares of NTIC common stock remained available for repurchase under NTIC’s stock repurchase program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Extension of Line of Credit

On January 5, 2018, NTIC and PNC Bank entered into a letter agreement extending the maturity date of NTIC’s line of credit with PNC Bank retroactively from January 7, 2018 to January 7, 2019. All other terms of the line of credit and the loan agreement and other documents evidencing the line of credit remain the same. The foregoing represents only a summary of the material terms of the letter agreement, does not purport to be complete and is qualified in its entirety by reference to the complete text of the letter agreement, which is filed as Exhibit 10.1 to this report, and is incorporated by reference herein.

PNC Bank and its affiliates have in the past performed, and may in the future from time to time perform, investment banking, financial advisory, lending and/or commercial banking services for NTIC and its subsidiaries in arm’s-length transactions, on terms customarily available to unrelated third-parties and for which services it has in the past received, and may in the future receive, customary compensation and reimbursement of expenses.

ITEM 6.	EXHIBITS

The following exhibits are being filed or furnished with this quarterly report on Form 10-Q:

Exhibit No.	Description
10.1	Letter Agreement effective as of January 5, 2018 between PNC Bank, National Association and Northern Technologies International Corporation (filed herewith)
31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101	The following materials from NTIC’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Comprehensive Income (Loss), (iv) the unaudited Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

Date: January 12, 2018	Matthew C. Wolsfeld, CPA
Chief Financial Officer
(Principal Financial and Accounting Officer and
Duly Authorized to Sign on Behalf of the Registrant)