Form 10-Q
period 2018-02-28
NORTHERN TECHNOLOGIES INTERNATIONAL CORP
filed 2018-04-16
CIK 875582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of April 13, 2018, there were 4,537,408 shares of common stock of the registrant outstanding.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

FORM 10-Q

February 28, 2018

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

ii

PART I -	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AS OF FEBRUARY 28, 2018 (UNAUDITED)

AND AUGUST 31, 2017 (AUDITED)

	February 28, 2018	August 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,067,087	$6,360,201
Available for sale securities	3,268,426	3,766,984
Receivables:
Trade excluding joint ventures, less allowance for doubtful accounts of $50,000 at February 28, 2018 and $40,000 at August 31, 2017	8,310,043	5,912,631
Trade joint ventures	447,380	691,752
Fees for services provided to joint ventures	1,365,325	1,302,944
Income taxes	309,379	137,256
Inventories	9,126,171	7,456,552
Prepaid expenses	1,024,652	439,298
Total current assets	28,918,463	26,067,618

PROPERTY AND EQUIPMENT, NET	7,155,946	7,359,662

OTHER ASSETS:
Investments in joint ventures	22,259,526	20,035,074
Deferred income taxes	1,056,565	1,756,565
Patents and trademarks, net	1,241,618	1,322,089
Other	—	71,685
Total other assets	24,557,709	23,185,413
Total assets	$60,632,118	$56,612,693

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,266,257	$2,676,610
Income taxes payable	342,853	—
Accrued liabilities:
Payroll and related benefits	1,437,921	1,540,386
Other	677,126	677,621
Total current liabilities	6,724,157	4,894,617

COMMITMENTS AND CONTINGENCIES (Note 12)

EQUITY:
Preferred stock, no par value; authorized 10,000 shares; none issued and outstanding	—	—
Common stock, $0.02 par value per share; authorized 15,000,000 shares as of February 28, 2018 and 10,000,000 shares as of August 31, 2017; issued and outstanding 4,537,408 and 4,535,018, respectively	90,748	90,700
Additional paid-in capital	14,397,851	14,163,509
Retained earnings	38,586,704	37,077,483
Accumulated other comprehensive loss	(2,070,752)	(2,471,064)
Stockholders’ equity	51,004,551	48,860,628
Non-controlling interest	2,903,410	2,857,448
Total equity	53,907,961	51,718,076
Total liabilities and equity	$60,632,118	$56,612,693

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2018 AND 2017

	Three Months Ended		Six Months Ended
	February 28, 2018	February 28, 2017	February 28, 2018	February 28, 2017
NET SALES:
Net sales, excluding joint ventures	$11,399,853	$8,309,586	$22,435,260	$17,191,551
Net sales, to joint ventures	814,122	433,317	1,321,753	1,253,375
Total net sales	12,213,975	8,742,903	23,757,013	18,444,926

Cost of goods sold	8,012,836	5,870,186	15,901,306	12,482,952
Gross profit	4,201,139	2,872,717	7,855,707	5,961,974

JOINT VENTURE OPERATIONS:
Equity in income from joint ventures	1,805,997	1,383,139	3,547,325	2,657,143
Fees for services provided to joint ventures	1,608,890	1,184,028	3,116,032	2,499,619
Total joint venture operations	3,414,887	2,567,167	6,663,357	5,156,762

OPERATING EXPENSES:
Selling expenses	2,643,636	2,246,482	5,243,585	4,285,566
General and administrative expenses	1,805,216	1,842,528	4,024,961	4,314,308
Research and development expenses	922,746	742,037	1,721,477	1,384,559
Total operating expenses	5,371,598	4,831,047	10,990,023	9,984,433

OPERATING INCOME	2,244,428	608,837	3,529,041	1,134,303

INTEREST INCOME	24,883	4,516	48,939	8,079
INTEREST EXPENSE	(5,779)	(3,470)	(10,868)	(8,093)

INCOME BEFORE INCOME TAX EXPENSE	2,263,532	609,883	3,567,112	1,134,289

INCOME TAX EXPENSE	841,909	124,909	946,900	242,622

NET INCOME	1,421,623	484,974	2,620,212	891,667

NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	88,776	98,008	203,739	207,062

NET INCOME ATTRIBUTABLE TO NTIC	$1,332,847	$386,966	$2,416,473	$684,605

NET INCOME ATTRIBUTABLE TO NTIC PER COMMON SHARE:
Basic	$0.29	$0.09	$0.53	$0.15
Diluted	$0.29	$0.09	$0.52	$0.15

WEIGHTED AVERAGE COMMON SHARES ASSUMED OUTSTANDING:
Basic	4,537,408	4,525,091	4,537,368	4,527,555
Diluted	4,673,338	4,562,024	4,641,042	4,559,485
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.10	$0.00	$0.20	$0.00

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2018 AND 2017

	Three Months Ended		Six Months Ended
	February 28, 2018	February 28, 2017	February 28, 2018	February 28, 2017
NET INCOME	$1,421,623	$484,974	$2,620,212	$891,667
Other comprehensive income (LOSS) – foreign currency translation adjustment	467,761	230,991	442,535	(1,019,821)

COMPREHENSIVE INCOME (LOSS)	1,889,384	715,965	3,062,747	(128,154)
COMPREHENSIVE INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	109,046	132,829	245,962	193,200
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NTIC	$1,780,338	$583,136	$2,816,785	$(321,354)

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2018 AND FEBRUARY 28, 2017

	Six Months Ended
	February 28, 2018	February 28, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,620,212	$891,667
Adjustments to reconcile net income to net cash used in operating activities:
Stock-based compensation	206,534	195,832
Depreciation expense	418,562	385,583
Amortization expense	125,092	59,517
Equity in income from joint ventures	(3,547,325)	(2,657,143)
Deferred income taxes	700,000	24,987
Dividends received from joint ventures	1,770,116	564,934
Changes in current assets and liabilities:
Receivables:
Trade, excluding joint ventures	(2,292,004)	(1,177,496)
Trade, joint ventures	244,372	329,321
Fees for services provided to joint ventures	(62,381)	164,018
Income taxes	(178,998)	(16,484)
Inventories	(1,631,734)	(349,600)
Prepaid expenses and other	(504,848)	(103,671)
Accounts payable	1,669,859	915,538
Income tax payable	139,991	(91,282)
Accrued liabilities	(193,647)	40,854
Net cash used in operating activities	(516,199)	(823,425)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of available for sale securities	498,558	1,495,610
Additions to property and equipment	(207,350)	(599,063)
Additions to patents	(44,621)	(85,959)
Net cash provided by investing activities	246,587	810,588

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividend received by non-controlling interest	(200,000)	(200,000)
Repurchase of common stock	—	(148,162)
Dividends paid on NTIC common stock	(907,252)	—
Proceeds from option exercises	15,375	—
Proceeds from employee stock purchase plan	12,481	32,955
Net cash used in financing activities	(1,079,396)	(315,207)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS:	55,894	(18,282)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,293,114)	(346,326)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,360,201	3,395,274

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,067,087	$3,048,948

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       INTERIM FINANCIAL INFORMATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all necessary adjustments, which are of a normal recurring nature, and present fairly the consolidated financial position of Northern Technologies International Corporation and its subsidiaries (the Company) as of February 28, 2018 and August 31, 2017 and the results of their operations for the three and six months ended February 28, 2018 and 2017 and their cash flows for the six months ended February 28, 2018 and 2017, in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).

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

Operating results for the three and six months ended February 28, 2018 are not necessarily indicative of the results that may be expected for the full fiscal year ending August 31, 2018.

The Company evaluates events occurring after the date of the consolidated financial statements requiring recording or disclosure in the consolidated financial statements.

2.        Accounting PronouncementS

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Revenue from Contracts with Customers, Topic 606 (ASU No. 2014-09), which provides a framework for the recognition of revenue, with the objective that recognized revenues properly reflect amounts an entity is entitled to receive in exchange for goods and services. This guidance, which includes additional disclosure requirements regarding revenue, cash flows and obligations related to contracts with customers, was originally to be effective for the Company beginning in fiscal year 2018. In July 2015, the FASB confirmed a one-year deferral of the effective date of the new revenue standard which also allows early adoption as of the original effective date. The updated guidance will be effective for the Company’s first quarter of fiscal 2019. The Company is currently evaluating the impact of adopting ASU 2014-09 on its consolidated financial statements, but currently believes that the timeline established for implementation is attainable.

During February 2016, the FASB issued ASU No. 2016-02, “Leases.” ASU No. 2016-02 was issued to increase transparency and comparability among organizations by recognizing all lease transactions (with terms in excess of 12 months) on the balance sheet as a lease liability and a right-of-use asset (as defined). ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with earlier application permitted. Upon adoption, the lessee will apply the new standard retrospectively to all periods presented or retrospectively using a cumulative effect adjustment in the year of adoption. The guidance will be effective for the Company’s first quarter of fiscal 2020. The Company is currently assessing the effect that ASU No. 2016-02 will have on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows, Classification of Certain Cash Receipts and Cash Payments.  ASU 2016-15 eliminates the diversity in practice related to the classification of certain cash receipts and payments for debt prepayments or extinguishment costs, the maturing of a zero-coupon bond, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, distributions from certain equity method investees and beneficial interests obtained in a financial asset securitization. ASU 2016-15 designates the appropriate cash flow classification, including requirements to allocate certain components of these cash receipts and payments among operating, investing and financing activities. The guidance is effective for fiscal years beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the effects of adopting ASU 2016-15 on its consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220) Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which will allow a reclassification from accumulated other comprehensive income to retained earnings for the tax effects resulting from the Tax Cuts and Jobs Act (Tax Reform Act) that are stranded in accumulated other comprehensive income. This standard also requires certain disclosures about stranded tax effects. ASU 2018-2, however, does not change the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations. ASU 2018-02 will be effective for the Company’s fiscal year 2020, with the option to early adopt at any time prior to the effective date. It must be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Reform Act is recognized. The Company is currently assessing the impact this new accounting guidance will have on its consolidated financial statements.

In December 2017, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 118 (as further clarified by FASB ASU 2018-05, Income Taxes (Topic 740): “Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118”) to provide guidance for companies that may not have completed their accounting for the income tax effects of the Tax Reform Act in the period of enactment, which is the period that includes December 22, 2017. SAB No. 118 provides for a provisional one year measurement period for entities to finalize their accounting for certain income tax effects related to the Tax Reform Act. SAB No. 118 provides guidance where: (i) the accounting for the income tax effect of the Tax Reform Act is complete and reported in the Tax Reform Act’s enactment period, (ii) the accounting for the income tax effect of the Tax Reform Act is incomplete and reported as provisional amounts based on reasonable estimates (to the extent determinable) subject to adjustments during a limited measurement period until complete, and (iii) accounting for the income tax effect of the Tax Reform Act is not reasonably estimable (no related provisional amounts are reported in the enactment period) and entities would continue to apply accounting based on tax law provisions in effect prior to the Tax Reform Act enactment until provisional amounts are reasonably estimable. SAB No. 118 requires disclosure of the reasons for incomplete accounting additional information or analysis needed, among other relevant information (see Note 15 - Income Taxes).

Although there are several other new accounting pronouncements issued or proposed by the FASB, which the Company has adopted or will adopt, as applicable, the Company does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial position or operating results.

3.       INVENTORIES

Inventories consisted of the following:

	February 28, 2018	August 31, 2017
Production materials	$1,820,942	$1,747,189
Finished goods	7,305,229	5,709,363
	$9,126,171	$7,456,552

4.       PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	February 28, 2018	August 31, 2017
Land	$310,365	$310,365
Buildings and improvements	6,815,771	6,847,177
Machinery and equipment	4,414,136	4,171,387
	11,540,272	11,328,929
Less accumulated depreciation	(4,384,326)	(3,969,267)
	$7,155,946	$7,359,662

5.       PATENTS AND TRADEMARKS, NET

Patents and trademarks, net consisted of the following:

	February 28, 2018	August 31, 2017
Patents and trademarks	$2,782,580	$2,737,959
Less accumulated amortization	(1,540,962)	(1,415,870)
	$1,241,618	$1,322,089

Patent and trademark costs are amortized over seven years. Costs incurred related to patents and trademarks are capitalized until filed and approved, at which time the amounts capitalized to date are amortized and any further costs, including maintenance costs, are expensed as incurred. Amortization expense is estimated to approximate $240,000 in each of the next five fiscal years.

6.       INVESTMENTS IN JOINT VENTURES

The consolidated financial statements of the Company’s foreign joint ventures are initially prepared using the accounting principles accepted in the respective joint ventures’ countries of domicile. Amounts related to foreign joint ventures reported in the below tables and the accompanying consolidated financial statements have subsequently been adjusted to conform with U.S. GAAP in all material respects. All material profits recorded that remain on the balance sheet on sales from the Company to its joint ventures and from joint ventures to other joint ventures have been eliminated for financial reporting purposes.

Financial information from the audited and unaudited financial statements of the Company’s joint venture in Germany, Excor Korrosionsschutz – Technologien und Produkte GmbH (EXCOR) and all the Company’s other joint ventures, are summarized as follows:

	As of February 28, 2018
	Total	EXCOR	All Other
Current assets	$57,427,392	$25,206,550	$32,220,842
Total assets	61,497,315	27,326,727	34,170,588
Current liabilities	16,468,617	4,148,371	12,320,246
Noncurrent liabilities	120,481	—	120,481
Joint ventures’ equity	44,908,217	23,178,356	21,729,861
Northern Technologies International Corporation’s share of joint ventures’ equity	22,259,526	11,589,180	10,670,346
Northern Technologies International Corporation’s share of joint ventures’ undistributed earnings	$20,230,286	$11,558,275	$8,672,011
Northern Technologies International Corporation’s dividends received from joint ventures	$1,770,116	$1,199,142	$570,974

	Three Months Ended February 28, 2018
	Total	EXCOR	All Other
Net sales	$30,220,550	$12,204,736	$18,015,814
Gross profit	13,531,276	6,557,964	6,973,312
Net income	3,712,684	2,674,777	1,037,907
Northern Technologies International Corporation’s share of equity in income from joint ventures	$1,805,997	$1,338,671	$467,326

	Six Months Ended February 28, 2018
	Total	EXCOR	All Other
Net sales	$58,719,261	$23,231,250	$35,488,011
Gross profit	26,319,398	12,491,490	13,827,908
Net income	7,212,499	5,158,577	2,053,922
Northern Technologies International Corporation’s share of equity in income from joint ventures	$3,547,325	$2,580,571	$966,754

	As of August 31, 2017
	Total	EXCOR	All Other
Current assets	$51,518,210	$22,142,514	$29,375,696
Total assets	55,633,891	24,301,194	31,332,697
Current liabilities	15,118,074	4,469,567	10,648,507
Noncurrent liabilities	181,210	—	181,210
Joint ventures’ equity	40,334,607	19,831,627	20,502,980
Northern Technologies International Corporation’s share of joint ventures’ equity	20,035,074	9,915,816	10,119,258
Northern Technologies International Corporation’s share of joint ventures’ undistributed earnings	17,960,860	9,884,911	8,075,949
Northern Technologies International Corporation’s dividends received from joint ventures	$6,377,054	$5,379,062	$997,992

	Three Months Ended February 28, 2017
	Total	EXCOR	All Other
Net sales	$22,962,599	$9,076,908	$13,885,691
Gross profit	10,161,509	4,867,517	5,293,992
Net income	2,774,943	2,161,408	613,535
Northern Technologies International Corporation’s share of equity in income from joint ventures	$1,383,139	$1,078,272	$304,867

	Six Months Ended February 28, 2017
	Total	EXCOR	All Other
Net sales	$47,163,046	$18,285,432	$28,877,614
Gross profit	20,858,536	9,761,696	11,096,840
Net income	5,182,951	4,017,746	1,165,205
Northern Technologies International Corporation’s share of equity in income from joint ventures	$2,657,143	$2,006,441	$650,702

The Company did not make any joint venture investments during the six months ended February 28, 2018 or 2017.

7.       CORPORATE DEBT

The Company has a revolving line of credit with PNC Bank, National Association (PNC Bank) of $3,000,000. No amounts were outstanding under the line of credit as of both February 28, 2018 and August 31, 2017. At the option of the Company, outstanding advances under the line of credit bear interest at either (a) an annual rate based on LIBOR plus 2.15% for the applicable LIBOR interest period selected by the Company or (b) at the rate publicly announced by PNC Bank from time to time as its prime rate.

The line of credit is governed under a loan agreement. The loan agreement contains standard covenants, including affirmative financial covenants, such as the maintenance of a minimum fixed charge coverage ratio, and negative covenants, which, among other things, limit the incurrence of additional indebtedness, loans and equity investments, disposition of assets, mergers and consolidations and other matters customarily restricted in such agreements. Under the loan agreement, the Company is subject to a minimum fixed charge coverage ratio of 1.10:1.00. As of February 28, 2018, the Company was in compliance with all debt covenants.

The revolving credit facility allows the Company to request that PNC Bank issue letters of credit up to $1,200,000. The Company did not have any letters of credit reserved against the available letters of credit balance as of February 28, 2018 and August 31, 2017 with PNC Bank. The availability of advances under the line of credit will be reduced by the face amount of any letter of credit issued and outstanding (whether or not drawn) under the revolving credit facility.

As of February 28, 2018 and August 31, 2017, the Company had $88,831 and $89,543, respectively, of letters of credit with JP Morgan Chase Bank that are performance based and set to expire between 2020 and 2022.

On January 5, 2018, the Company and PNC Bank extended the maturity date of the line of credit to January 7, 2019. All other terms of the line of credit and the loan agreement and other documents evidencing the line of credit remain the same.

8.       STOCKHOLDERS’ EQUITY

During the six months ended February 28, 2018, the Company’s Board of Directors declared cash dividends on the following dates in the following amounts to the following holders of the Company’s common stock:

Declaration Date	Amount	Record Date	Payable Date
November 20, 2017	$0.10	December 8, 2017	December 21, 2017
January 24, 2018	$0.10	February 8, 2018	February 21, 2018

During the six months ended February 28, 2018, the Company repurchased no shares of its common stock. During the six months ended February 28, 2018, stock options to purchase an aggregate of 1,500 shares of common stock were exercised at a weighted average exercise price of $10.25 per share.

The Company granted stock options under the Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan (2007 Plan) to purchase an aggregate of 47,252 shares of its common stock to various employees and directors during the six months ended February 28, 2018. The weighted average per share exercise price of the stock options is $18.35, which was equal to the fair market value of the Company’s common stock on the date of grant.

The Company issued 891 and 3,029 shares of common stock on September 1, 2017 and 2016, respectively, under the Northern Technologies International Corporation Employee Stock Purchase Plan (ESPP).

The Company held its 2018 Annual Meeting of Stockholders (2018 Annual Meeting) on January 12, 2018. At the 2018 Annual Meeting, a proposal to approve an amendment to the Company’s Restated Certificate of Incorporation to increase the Company’s authorized shares of common stock from 10,000,000 to 15,000,000 (Share Increase Amendment) was approved by the Company’s stockholders by the required vote. The Share Increase Amendment was filed with the Office of the Secretary of State of the State of Delaware on January 16, 2018 and it became effective the same day. In determining that the Share Increase Amendment was approved by the required vote, votes cast by brokers, banks or other nominees without instruction from the beneficial owners of certain of our outstanding shares were counted in favor of the proposal in accordance with the rules of the New York Stock Exchange that govern how brokers may cast such votes. Because a disclosure in the definitive proxy statement for the 2018 Annual Meeting, which was filed on Schedule 14A with the Securities and Exchange Commission (SEC) on November 27, 2017 (2018 Proxy Statement), anticipated that brokers would not have discretion to vote for the proposal to approve the Share Increase Amendment, a question has been raised as to the validity of the vote taken on the proposal to approve the Share Increase Amendment. The Company believes that the Share Increase Amendment was properly approved and is effective. However, because the description of the authority of brokers to vote on proposals without instruction in the 2018 Proxy Statement may create some uncertainty as to the effect of the vote obtained at the 2018 Annual Meeting and out of an abundance of caution, the Company intends to ask its stockholders at either a special meeting or the next annual meeting of the Company’s stockholders to ratify the filing and effectiveness of the Share Increase Amendment pursuant to Delaware law in order to eliminate any uncertainty related to the effectiveness of the Share Increase Amendment. The Company has not issued, or reserved for issuance, and will not issue, or reserve for issuance, any of the additional 5,000,000 authorized shares as part of the Share Increase Amendment unless the vote at the special or annual meeting of the Company’s stockholders is in favor of the ratification of the Share Increase Amendment.

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

The following is a reconciliation of the earnings per share computation:

	Three Months Ended		Six Months Ended
Numerators:	February 28, 2018	February 28, 2017	February 28, 2018	February 28, 2017
Net income attributable to NTIC	$1,332,847	$386,966	$2,416,473	$684,605

Denominators:
Basic – weighted shares outstanding	4,537,408	4,525,091	4,537,368	4,527,555
Weighted shares assumed upon exercise of stock options	135,930	36,933	103,674	31,930
Diluted – weighted shares outstanding	4,673,338	4,562,024	4,641,042	4,559,485
Basic income per share:	$0.29	$0.09	$0.53	$0.15
Diluted income per share:	$0.29	$0.09	$0.52	$0.15

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

There were no shares excluded from the computation of diluted income per share for the three and six months ended February 28, 2018. Excluded from the computation of diluted earnings per share for the three and six months ended February 28, 2017 were options outstanding to purchase 48,067 shares of common stock.

10.       STOCK-BASED COMPENSATION

The Company has two stock-based compensation plans under which stock options and other stock-based awards have been granted, the Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan and the Northern Technologies International Corporation Employee Stock Purchase Plan (ESPP). The Compensation Committee of the Board of Directors and the Board of Directors administer these plans.

The 2007 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, stock unit awards, performance awards and stock bonuses to eligible recipients to enable the Company and its subsidiaries to attract and retain qualified individuals through opportunities for equity participation in the Company, and to reward those individuals who contribute to the achievement of the Company’s economic objectives. Subject to adjustment as provided in the 2007 Plan, up to a maximum of 800,000 shares of the Company’s common stock are issuable under the 2007 Plan. Options granted under the 2007 Plan generally have a term of ten years and become exercisable over a three- or four-year period beginning on the one-year anniversary of the date of grant. Options are granted at per share exercise prices equal to the market value of the Company’s common stock on the date of grant. The Company issues new shares upon the exercise of options. As of February 28, 2018, only stock options and stock bonuses had been granted under the 2007 Plan.

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

The Company granted options to purchase an aggregate of 47,252 and 56,677 shares of its common stock during the six months ended February 28, 2018 and 2017, respectively. The fair value of option grants is determined at date of grant, using the Black-Scholes option pricing model with the assumptions listed below. The Company recognized compensation expense of $206,534 and $195,832 during the six months ended February 28, 2018 and 2017, respectively, related to the options that vested during such time period. As of February 28, 2018, the total compensation cost for nonvested options not yet recognized in the Company’s consolidated statements of operations was $425,669. Stock-based compensation expense of $206,534 is expected through the remainder of fiscal year 2018, and $153,901 and $65,234 is expected to be recognized during fiscal 2019 and fiscal 2020, respectively, based on outstanding options as of February 28, 2018. Future option grants will impact the compensation expense recognized. Stock-based compensation expense is included in general and administrative expense on the consolidated statements of operations.

The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model with the following assumptions and results for the grants:

	Three and Six months ended
	February 28, 2018	February 28, 2017
Dividend yield	2.18%	0.00%
Expected volatility	45.9%	46.4%
Expected life of option (in years)	10	10
Average risk-free interest rate	1.87%	1.63%

The weighted average per share fair value of options granted during the six months ended February 28, 2018 and 2017 was $7.75 and $7.69, respectively. The weighted average remaining contractual life of the options outstanding as of February 28, 2018 and 2017 was 6.75 years and 6.91 years, respectively.

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

The following table sets forth the Company’s net sales for the three and six months ended February 28, 2018 and 2017 by segment:

	Three Months Ended		Six Months Ended
	February 28, 2018	February 28, 2017	February 28, 2018	February 28, 2017
ZERUST® net sales	$10,191,459	$7,228,027	$19,719,196	$15,312,705
Natur-Tec® net sales	2,022,516	1,514,876	4,037,817	3,132,221
Total net sales	$12,213,975	$8,742,903	$23,757,013	$18,444,926

The following table sets forth the Company’s cost of goods sold for the three and six months ended February 28, 2018 and 2017 by segment:

	Three Months Ended				Six Months Ended
	February 28, 2018	% of Segment Sales*	February 28, 2017	% of Segment Sales*	February 28, 2018	% of Segment Sales*	February 28, 2017	% of Segment Sales*
Direct cost of goods sold
ZERUST®	$6,005,262	58.9%	$4,254,524	58.9%	$11,809,242	59.9%	$8,954,061	58.5%
Natur-Tec®	1,447,240	71.6%	1,068,231	70.5%	2,926,439	72.5%	2,281,399	72.8%
Indirect cost of goods sold	560,334	—	547,431	—	1,165,625	—	1,247,492	—
Total net cost of goods sold	$8,012,836		$5,870,186		$15,901,306		$12,482,952

___________________________________

*	The percent of segment sales is calculated by dividing the direct cost of goods sold for each individual segment category by the net sales for each segment category.

The Company utilizes product net sales and direct and indirect cost of goods sold for each product in reviewing the financial performance of a product type. Further allocation of Company expenses or assets, aside from amounts presented in the tables above, is not utilized in evaluating product performance, nor does such allocation occur for internal financial reporting.

Geographic Information

Net sales by geographic location for the three and six months ended February 28, 2018 and 2017 were as follows:

	Three Months Ended		Six Months Ended
	February 28, 2018	February 28, 2017	February 28, 2018	February 28, 2017
Inside the U.S.A. to unaffiliated customers	$6,079,835	$5,245,092	$12,336,040	$10,395,832
Outside the U.S.A to:
Joint ventures in which the Company is shareholder directly and indirectly	814,122	433,317	1,321,753	1,253,375
Unaffiliated customers	5,320,018	3,064,494	10,099,220	6,795,719
	$12,213,975	$8,742,903	$23,757,013	$18,444,926

Net sales by geographic location are based on the location of the customer.

Fees for services provided to joint ventures by geographic location as a percentage of total fees for services provided to joint ventures during the three and six months ended February 28, 2018 and 2017 were as follows:

	Three Months Ended
	February 28, 2018	% of Total Fees for Services Provided to Joint Ventures	February 28, 2017	% of Total Fees for Services Provided to Joint Ventures
Germany	$236,700	14.7%	$199,509	16.8%
Poland	207,038	12.9%	153,453	13.0%
Japan	172,032	10.7%	145,722	12.3%
Sweden	165,165	10.3%	77,464	6.5%
India	138,437	8.6%	74,196	6.3%
France	130,323	8.1%	83,112	7.0%
Thailand	111,779	6.9%	87,627	7.4%
Korea	99,574	6.2%	86,103	7.3%
Czech Republic	98,726	6.1%	73,286	6.2%
United Kingdom	82,432	5.1%	53,241	4.5%
Finland	76,546	4.8%	66,946	5.7%
Other	90,138	5.6%	83,369	7.0%
	$1,608,890	100.0%	$1,184,028	100.0%

	Six Months Ended
	February 28, 2018	% of Total Fees for Services Provided to Joint Ventures	February 28, 2017	% of Total Fees for Services Provided to Joint Ventures
Germany	$456,574	14.7%	$402,509	16.1%
Poland	413,114	13.3%	302,657	12.1%
Japan	346,077	11.1%	291,759	11.7%
Sweden	293,119	9.4%	164,525	6.6%
France	269,964	8.7%	180,785	7.2%
India	225,200	7.2%	138,731	5.6%
Thailand	214,311	6.9%	235,081	9.4%
United Kingdom	194,207	6.2%	139,372	5.6%
Korea	183,062	5.9%	191,481	7.6%
Czech Republic	182,951	5.8%	144,114	5.8%
Finland	166,172	5.3%	143,282	5.7%
Other	171,281	5.5%	165,323	6.6%
	$3,116,032	100.0%	$2,499,619	100.0%

The geographical distribution of key financial statement data is as follows:

	At February 28, 2018	At August 31, 2017
China	$222,089	$228,458
Brazil	49,748	54,646
Germany	13,813	14,171
India	13,186	14,712
United States	6,857,110	7,047,675
Total property and equipment	$7,155,946	$7,359,662

	Six Months Ended
	February 28, 2018	February 28, 2017
China	$6,106,942	$3,296,299
Brazil	1,456,456	1,118,166
India	1,078,294	733,581
Germany	244,802	217,496
Other	1,363,151	1,531,759
United States	13,507,368	11,547,625
Total net sales	$23,757,013	$18,444,926

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

12.       COMMITMENTS AND CONTINGENCIES

On August 31, 2017, the Compensation Committee of the Board of Directors of the Company approved the material terms of an annual bonus plan for the Company’s executive officers as well as certain officers and employees for the fiscal year ending August 31, 2018. For fiscal 2018 as in past years, the total amount available under the bonus plan for all plan participants, including executive officers, is dependent upon the Company’s earnings before interest, taxes and other income, as adjusted to take into account amounts to be paid under the bonus plan and certain other adjustments (Adjusted EBITOI). Each plan participant’s percentage of the overall bonus pool is based upon the number of plan participants, the individual’s annual base salary and the individual’s position and level of responsibility within the Company. In the case of each of the Company’s executive officer participants, 75% of the amount of their individual bonus payout will be determined based upon the Company’s actual EBITOI for fiscal 2018 compared to a pre-established target EBITOI for fiscal 2018 and 25% of the payout will be determined based upon such executive officer’s achievement of certain pre-established individual performance objectives. The payment of bonuses under the plan are discretionary and may be paid to executive officer participants in both cash and shares of the Company’s common stock, the exact amount and percentages will be determined by the Company’s Board of Directors, upon recommendation of the Compensation Committee, after the completion of the Company’s consolidated financial statements for fiscal 2018. There was $880,000 accrued for management bonuses for the six months ended February 28, 2018 compared to $185,000 accrued for management bonuses for the six months ended February 28, 2017.

Three joint ventures (consisting of the Company’s joint ventures in South Korea, India and United States) accounted for 69.8% of the Company’s trade joint venture receivables at February 28, 2018 and three joint ventures (consisting of the Company’s joint ventures in South Korea, Thailand and India) accounted for 60.7% of the Company’s trade joint venture receivables at August 31, 2017.

From time to time, the Company is subject to various other claims and legal actions in the ordinary course of its business. The Company records a liability in its consolidated financial statements for costs related to claims, including future legal costs, settlements and judgments, where the Company has assessed that a loss is probable and an amount could be reasonably estimated. If the reasonable estimate of a probable loss is a range, the Company records the most probable estimate of the loss or the minimum amount when no amount within the range is a better estimate than any other amount. The Company discloses a contingent liability even if the liability is not probable or the amount is not estimable, or both, if there is a reasonable possibility that material loss may have been incurred. In the opinion of management, as of February 28, 2018, the amount of liability, if any, with respect to these matters, individually or in the aggregate, will not materially affect the Company’s consolidated results of operations, financial position or cash flows.

13.       FAIR VALUE MEASUREMENTS

Assets and liabilities that are measured at fair value on a recurring basis primarily relate to marketable equity securities. These items are marked-to-market at each reporting period. The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurements Using Inputs Considered as
	Fair value as of February 28, 2018	Level 1	Level 2	Level 3
Available for sale securities	$3,268,426	$3,268,426	$—	$—

		Fair Value Measurements Using Inputs Considered as
	Fair value as of August 31, 2017	Level 1	Level 2	Level 3
Available for sale securities	$3,766,984	$3,766,984	$—	$—

There were no transfers between Level 1, Level 2, or Level 3 during the three and six months ended February 28, 2018 and 2017.

14.       SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information consisted of:

	Three Months Ended
	February 28, 2018	February 28, 2017
Cash paid for interest	$5,779	$3,470
Cash paid for income taxes	$45,000	—

	Six Months Ended
	February 28, 2018	February 28, 2017
Cash paid for interest	$10,868	$8,093
Cash paid for income taxes	$45,000	—

15.       INCOME TAXES

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act, or Tax Reform Act. The Tax Reform Act makes broad and complex changes to the U.S. tax code that will affect the Company’s fiscal year ending August 31 2018, including, but not limited to, reducing the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018, generally eliminating U.S. federal income taxes on dividends received from foreign subsidiaries and joint ventures after December 31, 2017, and imposing a one-time deemed repatriation tax on certain unremitted earnings of foreign subsidiaries and joint ventures. The Company will be subject to a blended U.S. federal tax rate of 25.7% for the fiscal year ending August 31, 2018 as a result of the reduction of the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018.

The Company recognized the income tax effects of the Tax Reform Act in its 2018 interim consolidated financial statements in accordance with SAB No. 118, which provides SEC staff guidance for the application of ASC Topic 740, Income Taxes, in the reporting period in which the Tax Reform Act was signed into law. As such, the Company’s financial results reflect the income tax effects of the Tax Reform Act for which the accounting under ASC Topic 740 is complete and provisional amounts for those specific income tax effects of the Tax Reform Act for which the accounting under ASC Topic 740 is incomplete but a reasonable estimate could be determined.

The Company recorded income tax expense during the three and six months ended February 28, 2018 of $841,909 and $946,900, respectively, compared to $124,909 and $242,622 for the three and six months ended February 28, 2017. The Company’s effective tax rate for the three and six months ended February 28, 2018 was 37.2% and 26.5%, respectively, compared to 20.5% and 21.3% for the three and six months ended February 28, 2017, respectively.

The Company measures deferred tax assets and liabilities using enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid. Accordingly, the Company’s deferred tax assets and liabilities were re-measured to reflect the reduction in the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018, resulting in an increase of $700,000 in income tax expense for the three months ended February 28, 2018 and a corresponding decrease of $700,000 in net deferred tax assets as of February 28, 2018. The $700,000 income tax expense and corresponding decrease in net deferred tax assets represents a provisional estimate based on the Company’s current interpretation of the Tax Reform Act and may change as the Company receives additional clarification and implementation guidance.

The one-time deemed repatriation tax is applicable to the unremitted earnings of the Company’s foreign subsidiaries and joint ventures. The Company calculated deemed repatriation tax of $489,000, which the Company expects to fully offset with foreign tax credit carryforwards for which the Company has not previously recognized a tax benefit. As a result, the transition tax resulted in zero increase in income tax expense and income taxes payable for the three months ended February 28, 2018. The $489,000 transition tax on deemed repatriation of unremitted foreign earnings represents a provisional estimate and is subject to adjustment during the measurement period of up to one year following the December 2017 enactment date of the Tax Reform Act, as provided by recent SEC guidance.

The Company continues to analyze the impact of other provisions of the Tax Reform Act on its financial statements and operations, including the impact of the global intangible low-taxed income (GILTI) rules, and the impact of the Tax Reform Act on the Company’s indefinite reinvestment assertion with respect to the undistributed earnings of certain foreign subsidiaries and joint ventures. Any additional impacts from the enactment of the Tax Reform Act will be recorded as they are identified during the measurement period as provided for in accordance with SAB No. 118.

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

NTIC’s Subsidiaries and Joint Venture Network

NTIC has ownership interests in six subsidiaries in North America, South America, Europe and Asia. The following table sets forth a list of NTIC’s operating subsidiaries as of February 28, 2018, the country in which the subsidiary is organized and NTIC’s ownership percentage in each subsidiary:

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

NTIC’s consolidated net sales increased 39.7% and 28.8% during the three and six months ended February 28, 2018, respectively, compared to the three and six months ended February 28, 2017. These increases were primarily a result of an increase in sales of ZERUST® rust and corrosion inhibiting packaging products, sales to joint ventures and sales of Natur-Tec® products.

During the three and six months ended February 28, 2018, 83.4% and 83.0% of NTIC’s consolidated net sales, respectively, were derived from sales of ZERUST® products and services, which increased 41.0% and 28.8% to $10,191,459 and $19,719,196, respectively, compared to $7,228,027 and $15,312,705 during the three and six months ended February 28, 2017, respectively. These increases were due to higher sales from existing customers for new and existing products as a result of increased demand. NTIC has focused its sales efforts of ZERUST® products and services by strategically targeting customers with specific corrosion issues in new market areas, including the oil and gas industry and other industrial sectors that offer sizable growth opportunities. NTIC’s consolidated net sales for the six months ended February 28, 2018 included $862,860 of sales made to customers in the oil and gas industry compared to $952,240 for the six months ended February 28, 2017. Overall demand for ZERUST® products and services depends heavily on the overall health of the markets in which NTIC sells its products, including the automotive, oil and gas, agriculture, and mining markets in particular.

During the three and six months ended February 28, 2018, 16.6% and 17.0% of NTIC’s consolidated net sales, respectively, were derived from sales of Natur-Tec® products compared to 17.3% and 17.0% during the three and six months ended February 28, 2017, respectively. Net sales of Natur-Tec® products increased 33.5% and 28.9% during the three and six months ended February 28, 2018, respectively, compared to the three and six months ended February 28, 2017 primarily due to an increase in finished product sales in North America and finished product sales at NTIC’s majority-owned subsidiary in India, Natur-Tec India Private Limited (Natur-Tec India).

Cost of goods sold as a percentage of net sales decreased to 65.6% during the three months ended February 28, 2018 compared to 67.1% during the three months ended February 28, 2017 and decreased to 66.9% during the six months ended February 28, 2018 compared to 67.7% during the prior fiscal year period primarily as a result of increased net sales and cost reductions realized on the raw materials associated with NTIC’s ZERUST® industrial products.

NTIC’s equity in income from joint ventures increased 30.6% and 33.5% to $1,805,997 and $3,547,325 during the three and six months ended February 28, 2018, respectively, compared to $1,383,139 and $2,657,143 during the three and six months ended February 28, 2017, respectively. These increases were primarily due to corresponding increases in net sales at the joint ventures, which increased 31.6% and 24.5% to $30,220,550 and $58,719,261 during the three and six months ended February 28, 2018, respectively, compared to 14.1% and 12.3% to $22,962,599 and $47,163,046 during the three and six months ended February 28, 2017, respectively, as well as a strengthened Euro and other currencies compared to the U.S. Dollar. These increases in net sales of NTIC’s joint ventures were due primarily to higher sales from existing customers for new and existing products as a result of increased demand. The increases in net sales of NTIC’s joint ventures resulted in corresponding increases in fees for services provided to joint ventures as such fees are a function of net sales of NTIC’s joint ventures.

NTIC’s total operating expenses increased 11.2% and 10.1% to $5,371,598 and $10,990,023 during the three and six months ended February 28, 2018, respectively, compared to $4,831,047 and $9,984,433 for the three and six months ended February 28, 2017. This increase was primarily due to an increase in NTIC’s personnel expenses, including an increase in the management bonus accrual of $695,000. Operating expenses, as a percent of net sales, for the three months ended February 28, 2018 were 44.0%, compared to 55.3% for the same period last fiscal year and for the six months ended February 28, 2018 were 46.1%, compared to 54.1% for the same period last fiscal year. This reduction was primarily due to higher net sales and lower general and administrative expenses, partially offset by higher selling and research and development expenses.

NTIC spent $922,746 and $1,721,477 during the three and six months ended February 28, 2018 compared to $742,037 and $1,384,559 during the three and six months ended February 28, 2017, respectively, in connection with its research and development activities. NTIC anticipates that it will spend a total of between $3,000,000 and $3,400,000 in fiscal 2018 on research and development activities.

Net income attributable to NTIC increased to $1,332,847, or $0.29, per diluted common share, for the three months ended February 28, 2018 compared to $386,966, or $0.09, per diluted common share, for the three months ended February 28, 2017, an increase of $945,881 or $0.20 per diluted share. Net income attributable to NTIC increased to $2,416,473, or $0.52 per diluted common share, for the six months ended February 28, 2018 compared to $684,605, or $0.15 per diluted common share, for the six months ended February 28, 2017, an increase of $1,731,868 or $0.37 per diluted share. These increases were primarily the result of the increases in net sales and corresponding gross profit, as well as the increases in income from joint venture operations. These increases were partially offset by the significant impact of the $700,000 one-time provisional adjustment related to the Tax Reform Act, as described in more detail below, and the increase in operating expenses, as previously described.

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

NTIC’s working capital, as defined as current assets less current liabilities, was $22,194,306 at February 28, 2018, including $5,067,087 in cash and cash equivalents and $3,268,426 in available for sale securities, compared to $21,173,001 at August 31, 2017, including $6,360,201 in cash and cash equivalents and $3,766,984 in available for sale securities.

On January 24, 2018, NTIC’s Board of Directors declared a quarterly cash dividend of $0.10 per share of NTIC’s common stock, paid on February 21, 2018 to stockholders of record on February 8, 2018. On November 24, 2017, NTIC’s Board of Directors declared a quarterly cash dividend of $0.10 per share of NTIC’s common stock, payable on December 21, 2017 to stockholders of record on December 8, 2017. No cash dividends were declared by NTIC’s Board of Directors during the fiscal year ended August 31, 2017. Although NTIC’s Board of Directors intends to continue to declare regular quarterly cash dividends, the declaration of future dividends is not guaranteed and will be determined by NTIC’s Board of Directors in light of conditions then existing, including NTIC’s earnings, financial condition, cash requirements, restrictions in financing agreements, business conditions and other factors.

Results of Operations

The following table sets forth NTIC’s results of operations for the three and six months ended February 28, 2017 and 2017.

	Three Months Ended
	February 28, 2018	% of Net Sales	February 28, 2017	% of Net Sales	$ Change	% Change
Net sales, excluding joint ventures	$11,399,853	93.3%	$8,309,586	95.0%	$3,090,267	37.2%
Net sales, to joint ventures	814,122	6.7%	433,317	5.0%	380,805	87.9%
Cost of goods sold	8,012,836	65.6%	5,870,186	67.1%	2,142,650	36.5%
Equity in income from joint ventures	1,805,997	14.8%	1,383,139	15.8%	422,858	30.6%
Fees for services provided to joint ventures	1,608,890	13.2%	1,184,028	13.5%	424,862	35.9%
Selling expenses	2,643,636	21.6%	2,246,482	25.7%	397,154	17.7%
General and administrative expenses	1,805,216	14.8%	1,842,528	21.1%	(37,312)	(2.0)%
Research and development expenses	922,746	7.6%	742,037	8.5%	180,709	24.4%

	Six Months Ended
	February 28, 2018	% of Net Sales	February 28, 2017	% of Net Sales	$ Change	% Change
Net sales, excluding joint ventures	$22,435,260	94.4%	$17,191,551	93.2%	$5,243,709	30.5%
Net sales, to joint ventures	1,321,753	5.6%	1,253,375	6.8%	68,378	5.5%
Cost of goods sold	15,901,306	66.9%	12,482,952	67.7%	3,418,354	27.4%
Equity in income from joint ventures	3,547,325	14.9%	2,657,143	14.4%	890,182	33.5%
Fees for services provided to joint ventures	3,116,032	13.1%	2,499,619	13.6%	616,413	24.7%
Selling expenses	5,243,585	22.1%	4,285,566	23.2%	958,019	22.4%
General and administrative expenses	4,024,961	16.9%	4,314,308	23.4%	(289,347)	(6.7)%
Research and development expenses	1,721,477	7.2%	1,384,559	7.5%	336,918	24.3%

Net Sales. NTIC’s consolidated net sales increased 39.7% and 28.8% to $12,213,975 and $23,757,013 during the three and six months ended February 28, 2018, respectively, compared to the three and six months ended February 28, 2017. NTIC’s consolidated net sales to unaffiliated customers excluding NTIC’s joint ventures increased 37.2% and 30.5% to $11,399,853 and $22,435,260 during the three and six months ended February 28, 2018, respectively, compared to the same respective periods in fiscal 2017. These increases were primarily a result of increased demand from the addition of new customers in North America and China and an increase in sales of Natur-Tec® products. Net sales to joint ventures increased 87.9% and 5.5% to $814,122 and $1,321,753, respectively, during the three and six months ended February 28, 2018 compared to the same respective periods in fiscal 2017. These increases were primarily a result of increased demand.

The following table sets forth NTIC’s net sales by product segment for the six months ended February 28, 2018 and 2017 by segment:

	Three Months Ended		Six Months Ended
	February 28, 2018	February 28, 2017	February 28, 2018	February 28, 2017
Total ZERUST® sales	$10,191,459	$7,228,027	$19,719,196	$15,312,705
Total Natur-Tec® sales	2,022,516	1,514,876	4,037,817	3,132,221
Total net sales	$12,213,975	$8,742,903	$23,757,013	$18,444,926

During the three and six months ended February 28, 2018, 83.4% and 83.0% of NTIC’s consolidated net sales, respectively, were derived from sales of ZERUST® products and services, which increased 41.0% and 28.8% to $10,191,459 and $19,719,196 during the three and six months ended February 28, 2018, respectively, compared to $7,228,027 and $15,312,705 during the three and six months ended February 28, 2017, respectively. These increases were due to increased demand from existing customers and the addition of new customers primarily in the industrial market, partially offset by a decrease in ZERUST® joint venture net sales and ZERUST® oil and gas net sales. NTIC has strategically focused its sales efforts for ZERUST® products and services on customers with sizeable corrosion problems in industry sectors that offer sizable growth opportunities, including the oil and gas sector. Overall demand for ZERUST® products and services depends heavily on the overall health of the market segments to which NTIC sells its products, including the automotive, oil and gas, agriculture, and mining markets in particular.

The following table sets forth NTIC’s net sales of ZERUST® products for the three and six months ended February 28, 2018 and 2017:

	Three Months Ended
	February 28, 2018	February 28, 2017	$ Change	% Change
ZERUST® industrial net sales	$8,798,319	$6,588,801	$2,209,518	33.5%
ZERUST® joint venture net sales	814,122	433,317	380,805	87.9%
ZERUST® oil & gas net sales	579,018	205,909	373,109	181.2%
Total ZERUST® net sales	$10,191,459	$7,228,027	$2,963,432	41.0%

	Six Months Ended
	February 28, 2018	February 28, 2017	$ Change	% Change
ZERUST® industrial net sales	$17,534,583	$13,107,090	$4,427,493	33.8%
ZERUST® joint venture net sales	1,321,753	1,253,375	68,378	5.5%
ZERUST® oil & gas net sales	862,860	952,240	(89,380)	(9.4)%
Total ZERUST® net sales	$19,719,196	$15,312,705	$4,406,491	28.8%

NTIC’s net sales to the oil and gas industry sector during the three months and six months ended February 28, 2018 compared to the prior fiscal year periods continue to be very volatile due to the average order size and the timing of sales. NTIC anticipates that its sales of ZERUST® products and services into the oil and gas industry will continue to remain subject to significant volatility from quarter to quarter as sales are recognized, specifically due to the volatility of oil prices. Demand for oil and gas products around the world depends primarily on market acceptance and the reach of NTIC’s distribution network. Because of the typical size of individual orders and overall size of NTIC’s net sales derived from sales of oil and gas products, the timing of one or more orders can materially affect NTIC’s quarterly sales compared to prior fiscal year quarters.

During the three and six months ended February 28, 2018, 16.6 % and 17.0% of NTIC’s consolidated net sales, respectively, were derived from sales of Natur-Tec® products, which increased 33.5% and 28.9% to $2,022,516 and $4,037,817 during the three and six months ended February 28, 2018, respectively, compared to the three and six months ended February 28, 2017. These increases were primarily due to an increase in finished product sales in North America and finished product sales at NTIC’s majority-owned subsidiary in India, Natur-Tec India Private Limited (Natur-Tec India).

Cost of Goods Sold. Cost of goods sold increased 36.5% and 27.4% for the three and six months ended February 28, 2018, respectively, compared to the three and six months ended February 28, 2017. These increases were primarily as a result of the corresponding increased sales levels. Cost of goods sold as a percentage of net sales decreased to 65.6% during the three months ended February 28, 2018 compared to 67.1% the three months ended February 28, 2017 and decreased to 66.9% during the six months ended February 28, 2018 compared to 67.7% during the six months ended February 28, 2017. These decreases were primarily as a result of increased net sales and cost reductions realized on the raw materials associated with NTIC’s ZERUST® industrial products.

Equity in Income from Joint Ventures. NTIC’s equity in income from joint ventures increased 30.6% and 33.5% to $1,805,997 and $3,547,325 during the three and six months ended February 28, 2018, respectively, compared to $1,383,139 and $2,657,143 during the three and six months ended February 28, 2017, respectively. These increases were primarily a result of improved profitability at the joint ventures. Of the total equity in income from joint ventures, NTIC had equity in income from joint ventures of $2,580,571 attributable to EXCOR during the six months ended February 28, 2018 compared to $2,006,441 during the six months ended February 28 2017. NTIC had equity in income of all other joint ventures of $966,754 during the six months ended February 28, 2018 compared to $650,702 during the six months ended February 28, 2017.

Fees for Services Provided to Joint Ventures. NTIC recognized fee income for services provided to joint ventures of $1,608,890 and $3,116,032 during the three and six months ended February 28, 2018, respectively, compared to $1,184,028 and $2,499,619 during the three and six months ended February 28, 2017, respectively, representing increases of 35.9% and 24.7%, respectively. Fee income for services provided to joint ventures is traditionally a function of the sales made by NTIC’s joint ventures. Total net sales of NTIC’s joint ventures increased to $30,220,550 and $58,719,261 during the three and six months ended February 28, 2018, respectively, compared to $22,962,599 and $47,163,046 during the three and six months ended February 28, 2017, respectively, representing increases of $7,257,951 and $11,556,215, respectively. Net sales of NTIC’s joint ventures are not included in NTIC’s consolidated financial statements. Of the total fee income for services provided to joint ventures, fees of $456,574 were attributable to EXCOR during the six months ended February 28, 2018 compared to $402,509 attributable to EXCOR during the six months ended February 28, 2017.

Selling Expenses. NTIC’s selling expenses increased 17.7% and 22.4% for the three and six months ended February 28, 2018, respectively, compared to the same respective periods in fiscal 2017 due primarily to increases in operating expenses associated with ZERUST® sales efforts, consisting primarily of selling and personnel expense. Selling expenses as a percentage of net sales decreased slightly to 21.6% and 22.1% for the three and six months ended February 28, 2018, respectively, from 25.7% and 23.2% for the three and six months ended February 28, 2017, respectively, primarily due to the increase in selling expenses offset by the increase in sales, as previously described.

General and Administrative Expenses. NTIC’s general and administrative expenses decreased 2.0% and 6.7% for the three and six months ended February 28, 2018, respectively, compared to the same respective periods in fiscal 2017 primarily due to cost savings initiatives related to personnel costs and decreased legal expenses. As a percentage of net sales, general and administrative expenses decreased to 14.8% and 16.9% for the three and six months ended February 28, 2018, respectively, from 21.1% and 23.4% for the same respective periods in fiscal 2017, respectively. The decreases in general and administrative expenses as a percentage of net sales for the three and six-month comparisons were due primarily to the increase in net sales and decreases in general and administrative expenses, as previously described.

Research and Development Expenses. NTIC’s research and development expenses increased 24.4% and 24.3% for the three and six months ended February 28, 2018, respectively, compared to the same respective periods in fiscal 2017 due primarily to increased research and development activities during the current fiscal year periods.

Interest Income. NTIC’s interest income increased to $24,883 and $48,939 during the three and six months ended February 28, 2018, respectively, compared to $4,516 and $8,079 during the three and six months ended February 28, 2017, respectively, due to increased levels of invested cash.

Interest Expense. NTIC’s interest expense increased to $5,779 and $10,868 during the three and six months ended February 28, 2018, respectively, compared to $3,470 and $8,093 during the three and six months ended February 28, 2017, respectively.

Income Before Income Tax Expense. NTIC incurred income before income tax expense equal to $2,263,532 and $3,567,112 for the three and six months ended February 28, 2018, respectively, compared to $609,883 and $1,134,289 for the three and six months ended February 28, 2017, respectively.

Income Tax Expense. Income tax expense was $841,909 and $946,900 for the three and six months ended February 28, 2018, respectively, compared to income tax expense of $124,909 and $242,622 during the three and six months ended February 28, 2017, respectively. Income tax expense is calculated based on management’s estimate of NTIC’s annual effective income tax rate. The effective tax rate for the three and six months ended February 28, 2018 was 37.2% and 26.5%, respectively, compared to 20.5% and 21.3% for the three and six months ended February 28, 2017, respectively. These increases were primarily due to one-time provisional adjustments related to the Tax Reform Act. The Tax Reform Act, among other things, reduced the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018, generally eliminated U.S. federal income taxes on dividends received from foreign subsidiaries and joint ventures after December 31, 2017, and imposed a one-time deemed repatriation tax on certain unremitted earnings of foreign subsidiaries and joint ventures. As a result of the change in the tax law, a one-time non-cash tax provisional charge of $700,000 related to the re-measurement of deferred tax assets and liabilities was recorded in the three months ended February 28, 2018. The impact of this non-cash tax charge increased NTIC’s effective rate by approximately 30.3% for the three months ended February 28, 2018. The $700,000 income tax expense and corresponding decrease in net deferred tax assets represents a provisional estimate based on NTIC’s current interpretation of the Tax Reform Act and may change as NTIC receives additional clarification and implementation guidance. NTIC continues to analyze the impact of other provisions of the Tax Reform Act on its financial statements and operations, including the impact of the global intangible low-taxed income (GILTI) rules, and the impact of the Tax Reform Act on NTIC’s indefinite reinvestment assertion with respect to the undistributed earnings of certain foreign subsidiaries and joint ventures. Any additional impacts from the enactment of the Tax Reform Act will be recorded as they are identified during the measurement period as provided for in accordance with SAB No. 118.

Net Income Attributable to NTIC. Net income attributable to NTIC increased to $1,332,847, or $0.29, per diluted common share, for the three months ended February 28, 2018 compared to $386,966, or $0.09, per diluted common share, for the three months ended February 28, 2017, an increase of $945,881 or $0.20 per diluted share. Net income attributable to NTIC increased to $2,416,473, or $0.52 per diluted common share, for the six months ended February 28, 2018 compared to $684,605, or $0.15 per diluted common share, for the six months ended February 28, 2017, an increase of $1,731,868 or $0.37 per diluted share. These increases were primarily the result of the increases in net sales and corresponding gross profit, as well as the increases in income from joint venture operations. These increases were partially offset by the significant impact of the $700,000 one-time provisional adjustment related to the Tax Reform Act and the increase in operating expenses. As previously mentioned, the impact from the enactment of the Tax Reform Act was driven by the provisional re-measurement of deferred tax assets and liabilities, which resulted in a non-cash discrete tax charge of $700,000. Excluding the impact of the Tax Reform Act, net income attributable to NTIC would have been $1,645,881 higher than the net income attributable to NTIC for the three months ended February 28, 2018 and would have been $2,431,868 higher than the net income attributable to NTIC for the six months ended February 28, 2018.

Other Comprehensive Income - Foreign Currency Translations Adjustment. The changes in the foreign currency translations adjustment was due to the fluctuations of the U.S. dollar compared to the Euro and other foreign currencies during the three and six months ended February 28, 2018 compared to the same period in fiscal 2017.

Liquidity and Capital Resources

Sources of Cash and Working Capital. NTIC’s working capital was $22,241,306 at February 28, 2018, including $5,067,087 in cash and cash equivalents and $3,268,426 in available for sale securities, compared to $21,173,001 at August 31, 2017, including $6,360,201 in cash and cash equivalents and $3,766,984 in available for sale securities.

As of February 28, 2018, NTIC had a revolving line of credit with PNC Bank of $3,000,000, with no amounts outstanding. The line of credit is evidenced by an amended and restated committed line of credit note in the principal amount of up to $3,000,000. The line of credit has a $1,200,000 standby letter of credit sub-facility, with any standby letters of credit issued thereunder being at the sole discretion of PNC Bank. Any lines of credit issued by PNC Bank would decrease the availability under the revolving line of credit.

The line of credit is subject to standard covenants, including affirmative financial covenants, such as the maintenance of a minimum fixed charge coverage ratio, and negative covenants, which, among other things, limit the incurrence of additional indebtedness, loans and equity investments, disposition of assets, mergers and consolidations and other matters customarily restricted in such agreements. Under the loan agreement, NTIC is subject to a minimum fixed charge coverage ratio of 1.10:1.00. As of February 28, 2018, NTIC was in compliance with all debt covenants.

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

Uses of Cash and Cash Flows. Net cash used in operating activities during the six months ended February 28, 2018 was $516,199, which resulted principally from NTIC’s equity in income from joint ventures, increases in trade receivables excluding joint ventures, inventories, prepaid expenses and other, and accrued liabilities, partially offset by NTIC’s net income, dividends received from joint ventures, and increases in accounts payable, depreciation and amortization. Net cash used in operating activities during the six months ended February 28, 2017 was $823,425, which resulted principally from NTIC’s equity in income from joint ventures, increases in trade receivables, inventory, prepaid expenses and income tax payable, partially offset by NTIC’s net income, dividends received from joint ventures, depreciation and amortization.

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

NTIC experienced an increase in trade receivables and inventory as of February 28, 2018 compared to August 31, 2017. Trade receivables excluding joint ventures as of February 28, 2018 increased $2,397,412 compared to August 31, 2017, primarily related to the timing of collections and the increase in sales.

Outstanding trade receivables excluding joint ventures balances as of February 28, 2017 increased 10 days to an average of 66 days from balances outstanding from these customers as of August 31, 2017.

Outstanding trade receivables from joint ventures as of February 28, 2018 decreased $244,372 compared to August 31, 2017 primarily due to the timing of payments. Outstanding balances from trade receivables from joint ventures decreased an average of 8 days from an average of 58 days from balances outstanding from these customers compared to August 31, 2017. The average days outstanding of trade receivables from joint ventures as of February 28, 2018 were primarily due to the receivables balances at NTIC’s joint ventures in South Korea and Thailand.

Outstanding receivables for services provided to joint ventures as of February 28, 2018 increased $62,381 compared to August 31, 2017, which resulted in an decrease of 3 days of fees receivable outstanding as of February 28, 2018 to an average of 76 days compared to August 31, 2017.

Net cash provided by investing activities for the six months ended February 28, 2018 was $246,587, which was primarily the result of proceeds from the sale of available for sale securities, partially offset by additions to property and equipment, and additions to patents. Net cash provided by investing activities for the six months ended February 28, 2017 was $810,588, which was primarily the result of proceeds from the sale of available for sale securities, partially offset by additions to property and equipment and additions to patents.

Net cash used in financing activities for the six months ended February 28, 2018 was $1,079,346, which resulted from dividends paid on NTIC common stock and a dividend paid to a non-controlling interest, partially offset by proceeds from stock option exercises and purchases under NTIC’s employee stock purchase plan. Net cash used in financing activities for the six months ended February 28, 2017 was $315,207, which resulted from a dividend paid to a non-controlling interest and stock repurchases, partially offset by proceeds from purchases under NTIC’s employee stock purchase plan.

Share Repurchase Plan. On January 15, 2015, NTIC’s Board of Directors authorized the repurchase of up to $3,000,000 in shares of NTIC common stock through open market purchases or unsolicited or solicited privately negotiated transactions. This program has no expiration date but may be terminated by NTIC’s Board of Directors at any time. No repurchases occurred during the six months ended February 28, 2018. As of February 28, 2018, up to $2,640,548 in shares of NTIC common stock remained available for repurchase under NTIC’s stock repurchase program.

Cash Dividends. On January 24, 2018, NTIC’s Board of Directors declared a cash dividend of $0.10 per share of NTIC’s common stock, paid on February 21, 2018 to stockholders of record on February 8, 2018. Although NTIC’s Board of Directors intends to declare regular quarterly cash dividends going forward, the declaration of future dividends is not guaranteed and will be determined by NTIC’s Board of Directors in light of conditions then existing, including NTIC’s earnings, financial condition, cash requirements, restrictions in financing agreements, business conditions and other factors.

Capital Expenditures and Commitments. NTIC spent $207,350 on capital expenditures during the six months ended February 28, 2018, which related primarily to the purchase of new equipment. NTIC expects to spend an aggregate of approximately $300,000 to $600,000 on capital expenditures during fiscal 2018, which it expects will relate primarily to the purchase of new equipment.

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

Inflation and Seasonality

Inflation in the United States and abroad historically has had little effect on NTIC. Although NTIC’s business historically has not been seasonal, NTIC believes there is now some seasonality in its business. NTIC believes its net sales in second fiscal quarter were adversely affected by the long Chinese New Year, the North American holiday season and overall less corrosion taking place at lower winter temperatures worldwide.

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

At the option of NTIC, outstanding advances under NTIC’s $3,000,000 revolving line of credit with PNC Bank bear interest at either (a) an annual rate based on LIBOR plus 2.15% for the applicable LIBOR interest period selected by NTIC or (b) at the rate publicly announced by PNC Bank from time to time as its prime rate, and thus may subject NTIC to some market risk on interest rates. As of February 28, 2018, NTIC had no borrowings under the line of credit.

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

Forward-looking statements are based on current expectations about future events affecting NTIC and are subject to uncertainties and factors that affect all businesses operating in a global market as well as matters specific to NTIC. These uncertainties and factors are difficult to predict and many of them are beyond NTIC’s control. The following are some of the uncertainties and factors known to us that could cause NTIC’s actual results to differ materially from what NTIC has anticipated in its forward-looking statements:

•	The effect of current worldwide economic conditions and any turmoil and disruption in the global credit and financial markets on NTIC’s business;

•	The variability in NTIC’s sales of ZERUST® products and services into oil and gas industry and Natur-Tec® products and NTIC’s equity income of joint ventures, which variability in sales and equity in income from joint venture in turn, subject NTIC’s earnings to quarterly fluctuations;

•	Risks associated with NTIC’s international operations and exposure to fluctuations in foreign currency exchange rates and import duties and taxes;

•	The effect of United Kingdom’s process to exit the European Union on NTIC’s operating results, including in particular future net sales of NTIC’s European and other joint ventures;

•	The health of the U.S. automotive industry on NTIC’s business;

•	NTIC’s dependence on the success of its joint ventures and fees and dividend distributions that NTIC receives from them;

•	NTIC’s relationships with its joint ventures and its ability to maintain those relationships, especially in light of anticipated succession planning issues;

•	Fluctuations in the cost and availability of raw materials, including resins and other commodities;

•	The success of and risks associated with NTIC’s emerging new businesses and products and services, including in particular NTIC’s ability and the ability of NTIC’s joint ventures to sell ZERUST® products and services into oil and gas industry and Natur-Tec® products and the often lengthy and extensive sales process involved in selling such products and services;

•	NTIC’s ability to introduce new products and services that respond to changing market conditions and customer demand;

•	Market acceptance of NTIC’s existing and new products, especially in light of existing and new competitive products;

•	Maturation of certain existing markets for NTIC’s ZERUST® products and services and NTIC’s ability to grow market share and succeed in penetrating other existing and new markets;

•	Increased competition, especially with respect to NTIC’s ZERUST® products and services, and the effect of such competition on NTIC’s and its joint ventures’ pricing, net sales and margins;

•	NTIC’s reliance upon and its relationships with its distributors, independent sales representatives and joint ventures;

•	NTIC’s reliance upon suppliers;

•	Oil prices, which may affect sales of NTIC’s ZERUST® products and services into the oil and gas industry;

•	NTIC’s operations in China, the termination of the joint venture agreements with Tianjin Zerust, and the anticipated liquidation of Tianjin Zerust and the effect of all these events on NTIC’s business and future operating results;

•	The costs and effects of complying with laws and regulations and changes in tax, fiscal, government and other regulatory policies, including rules relating to environmental, health and safety matters;

•	Unforeseen product quality or other problems in the development, production and usage of new and existing products;

•	Unforeseen production expenses incurred in connection with new customers and new products;

•	Loss of or changes in executive management or key employees;

•	Ability of management to manage around unplanned events;

•	Pending and future litigation;

•	NTIC’s reliance on its intellectual property rights and the absence of infringement of the intellectual property rights of others;

•	NTIC’s ability to maintain effective internal control over financial reporting, especially in light of its joint venture arrangements;

•	Changes in applicable laws or regulations and NTIC’s failure to comply with applicable laws, rules and regulations;

•	Changes in generally accepted accounting principles and the effect of new accounting pronouncements;

•	Fluctuations in NTIC’s effective tax rate, including from the recently enacted Tax Cuts and Jobs Act;

•	Effect of extreme weather conditions on NTIC’s operating results; and

•	NTIC’s reliance upon its management information systems.

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

At the option of NTIC, outstanding advances under NTIC’s $3,000,000 revolving line of credit with PNC Bank bear interest at either (a) an annual rate based on LIBOR plus 2.15% for the applicable LIBOR interest period selected by NTIC or (b) at the rate publicly announced by PNC Bank from time to time as its prime rate, and thus may subject NTIC to some market risk on interest rates. As of February 28, 2018, NTIC had no borrowings under the line of credit.

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

Changes in Internal Control over Financial Reporting

There was no change in NTIC’s internal control over financial reporting that occurred during the quarter ended February 28, 2018 that has materially affected, or is reasonably likely to materially affect NTIC’s internal control over financial reporting.

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

Recent Sales of Unregistered Equity Securities

During the three months ended February 28, 2018, NTIC did not issue any shares of its common stock or other equity securities of NTIC that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

The following table shows NTIC’s second quarter of fiscal 2018 stock repurchase activity.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
December 1, 2017 through December 31, 2017	0	$0	0	(1)
January 1, 2018 through January 31, 2018	0	$0	0	(1)
February 1, 2018 through February 28, 2018	0	$0	0	(1)
Total	0	$0	0	(1)(2)

(1)	On January 15, 2015, NTIC’s Board of Directors authorized the repurchase of up to $3,000,000 in shares of NTIC common stock through open market purchases or unsolicited or solicited privately negotiated transactions. This program has no expiration date but may be terminated by NTIC’s Board of Directors at any time.

(2)	As of February 28, 2018, up to $2,640,548 in shares of NTIC common stock remained available for repurchase under NTIC’s stock repurchase program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

The following exhibits are being filed or furnished with this quarterly report on Form 10-Q:

Exhibit No.	Item	Method of Filing
3.1	Certificate of Amendment to the Restated Certificate of Incorporation of Northern Technologies International Corporation dated January 16, 2018	Incorporated by reference to Exhibit 3.1 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 16, 2018 (File No. 001-11038)

10.1	Letter Agreement effective as of January 5, 2018 between PNC Bank, National Association and Northern Technologies International Corporation	Incorporated by reference to Exhibit 10.1 to NTIC’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2017 (File No. 001-11038)

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

Exhibit No.	Item	Method of Filing
101	The following materials from NTIC’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Comprehensive Income (Loss), (iv) the unaudited Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

Date: April 16, 2018	Matthew C. Wolsfeld, CPA
Chief Financial Officer
(Principal Financial and Accounting Officer and
Duly Authorized to Sign on Behalf of the Registrant)

