Form 10-Q
period 2018-05-31
NORTHERN TECHNOLOGIES INTERNATIONAL CORP
filed 2018-07-16
CIK 875582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2018

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

As of July 13, 2018, there were 4,541,304 shares of common stock of the registrant outstanding.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

FORM 10-Q

May 31, 2018

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

As used in this report, references to “Tianjin Zerust” refer to NTIC’s former joint venture in China, Tianjin-Zerust Anticorrosion Co., Ltd.

All trademarks, trade names or service marks referred to in this report are the property of their respective owners.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AS OF MAY 31, 2018 (UNAUDITED)

AND AUGUST 31, 2017 (AUDITED)

	May 31, 2018	August 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,610,325	$6,360,201
Available for sale securities	3,282,915	3,766,984
Receivables:
Trade excluding joint ventures, less allowance for doubtful accounts of $50,000 at May 31, 2018 and $40,000 at August 31, 2017	8,692,708	5,912,631
Trade joint ventures	597,805	691,752
Fees for services provided to joint ventures	1,352,249	1,302,944
Income taxes	369,136	137,256
Inventories	9,174,743	7,456,552
Prepaid expenses	1,081,190	439,298
Total current assets	29,161,071	26,067,618

PROPERTY AND EQUIPMENT, NET	7,233,307	7,359,662

OTHER ASSETS:
Investments in joint ventures	22,412,792	20,035,074
Deferred income taxes	1,056,565	1,756,565
Patents and trademarks, net	1,196,222	1,322,089
Other	153,846	71,685
Total other assets	24,819,425	23,185,413
Total assets	$61,213,803	$56,612,693

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,316,169	$2,676,610
Income taxes payable	112,686	—
Accrued liabilities:
Payroll and related benefits	1,804,451	1,540,386
Other	1,115,595	677,621
Total current liabilities	6,348,901	4,894,617

COMMITMENTS AND CONTINGENCIES (Note 12)

EQUITY:
Preferred stock, no par value; authorized 10,000 shares; none issued and outstanding	—	—
Common stock, $0.02 par value per share; authorized 15,000,000 shares as of May 31, 2018 and 10,000,000 shares as of August 31, 2017; issued and outstanding 4,541,304 and 4,535,018, respectively	90,826	90,700
Additional paid-in capital	14,516,510	14,163,509
Retained earnings	40,275,326	37,077,483
Accumulated other comprehensive loss	(3,058,672)	(2,471,064)
Stockholders’ equity	51,823,990	48,860,628
Non-controlling interest	3,040,912	2,857,448
Total equity	54,864,902	51,718,076
Total liabilities and equity	$61,213,803	$56,612,693

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2018 AND 2017

	Three Months Ended		Nine Months Ended
	May 31, 2018	May 31, 2017	May 31, 2018	May 31, 2017
NET SALES:
Net sales, excluding joint ventures	$12,044,513	$9,360,883	$34,479,773	$26,552,434
Net sales, to joint ventures	879,324	862,136	2,201,077	2,115,511
Total net sales	12,923,837	10,223,019	36,680,850	28,667,945
Cost of goods sold	8,592,366	6,774,001	24,493,672	19,256,953
Gross profit	4,331,471	3,449,018	12,187,178	9,410,992

JOINT VENTURE OPERATIONS:
Equity in income from joint ventures	2,246,066	1,686,016	5,793,391	4,343,159
Fees for services provided to joint ventures	1,508,500	1,442,048	4,624,532	3,941,667
Total joint venture operations	3,754,566	3,128,064	10,417,923	8,284,826

OPERATING EXPENSES:
Selling expenses	2,784,694	2,430,824	8,028,279	6,716,390
General and administrative expenses	1,987,785	1,682,669	6,012,746	5,996,977
Research and development expenses	860,347	733,651	2,581,824	2,118,210
Total operating expenses	5,632,826	4,847,144	16,622,849	14,831,577

OPERATING INCOME	2,453,211	1,729,938	5,982,252	2,864,241

INTEREST INCOME	35,630	10,996	84,569	19,075
INTEREST EXPENSE	(3,139)	(7,409)	(14,007)	(15,502)

INCOME BEFORE INCOME TAX EXPENSE	2,485,702	1,733,525	6,052,814	2,867,814

INCOME TAX EXPENSE	181,683	237,801	1,128,583	480,423

NET INCOME	2,304,019	1,495,724	4,924,231	2,387,391

NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	161,267	143,308	365,006	350,370

NET INCOME ATTRIBUTABLE TO NTIC	$2,142,752	$1,352,416	$4,559,225	$2,037,021

NET INCOME ATTRIBUTABLE TO NTIC PER COMMON SHARE:
Basic	$0.47	$0.30	$1.00	$0.45
Diluted	$0.46	$0.30	$0.98	$0.45

WEIGHTED AVERAGE COMMON SHARES ASSUMED OUTSTANDING:
Basic	4,539,353	4,526,771	4,538,838	4,528,523
Diluted	4,707,032	4,591,527	4,663,847	4,571,395
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.10	$0.00	$0.30	$0.00

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2018 AND 2017

	Three Months Ended		Nine Months Ended
	May 31, 2018	May 31, 2017	May 31, 2018	May 31, 2017
NET INCOME	$2,304,019	$1,495,724	$4,924,231	$2,387,391
Other comprehensive income (LOSS) – foreign currency translation adjustment	(1,011,686)	780,726	(569,151)	(239,095)

COMPREHENSIVE INCOME	1,292,333	2,276,450	4,355,080	2,148,296
COMPREHENSIVE INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	137,501	160,223	383,463	353,423
COMPREHENSIVE INCOME ATTRIBUTABLE TO NTIC	$1,154,832	$2,116,227	$3,971,617	$1,794,873

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED MAY 31, 2018 AND 2017

	Nine Months Ended
	May 31, 2018	May 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,924,231	$2,387,391
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock-based compensation	309,743	293,748
Depreciation expense	631,399	580,962
Amortization expense	188,460	89,274
Gain on disposal of assets	(11,662)	—
Equity in income from joint ventures	(5,793,391)	(4,343,159)
Dividends received from joint ventures	2,941,807	5,179,786
Deferred income taxes	700,000	24,939
Changes in current assets and liabilities:
Receivables:
Trade, excluding joint ventures	(2,827,606)	(1,442,714)
Trade, joint ventures	93,947	(503,863)
Fees for services provided to joint ventures	(49,305)	181,610
Income taxes	(267,131)	(154,171)
Inventories	(1,773,085)	(155,011)
Prepaid expenses and other	(718,839)	19,197
Accounts payable	728,657	816,845
Income tax payable	104,643	(3,466)
Accrued liabilities	676,138	(145,202)
Net cash (used in) provided by operating activities	(141,994)	2,826,166

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of available for sale securities	(1,018,596)	(3,013,572
Proceeds from the sale of available for sale securities	1,502,665	1,500,756
Additions to property and equipment	(500,924)	(760,847)
Additions to patents	(62,594)	(124,780)
Net cash used in investing activities	(79,449)	(2,398,443)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividend received by non-controlling interest	(200,000)	(200,000)
Repurchase of common stock	—	(196,164)
Dividends paid on NTIC common stock	(1,361,382)	—
Proceeds from employee stock purchase plan	27,951	46,475
Proceeds from option exercises	15,433	41,000
Net cash used in financing activities	(1,517,998)	(308,689)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS:	(10,435)	(14,144)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,749,876)	104,890
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,360,201	3,395,274

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,610,325	$3,500,164

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       INTERIM FINANCIAL INFORMATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all necessary adjustments, which are of a normal recurring nature, and present fairly the consolidated financial position of Northern Technologies International Corporation and its subsidiaries (the Company) as of May 31, 2018 and August 31, 2017 and the results of their operations for the three and nine months ended May 31, 2018 and 2017 and their cash flows for the nine months ended May 31, 2018 and 2017, in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).

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

Operating results for the three and nine months ended May 31, 2018 are not necessarily indicative of the results that may be expected for the full fiscal year ending August 31, 2018.

The Company evaluates events occurring after the date of the consolidated financial statements requiring recording or disclosure in the consolidated financial statements.

2.        Accounting PronouncementS

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued guidance creating Accounting Standards Codification (ASC) Section 606, Revenue from Contracts with Customers, which establishes a comprehensive new model for the recognition of revenue from contracts with customers. This model is based on the core principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company has performed a review of the requirements of the new guidance and has identified which of its revenue streams will be within the scope of ASC 606. The Company has applied the five-step model of the new standard to a selection of contracts within each of its revenue streams and has compared the results to its current accounting practices. The Company is expecting to utilize the modified retrospective transition method of adoption. The Company is continuing to work through the remaining steps of the adoption plan to facilitate adoption effective September 1, 2018. As part of this, the Company is assessing changes that might be necessary to information technology systems, processes, and internal controls to capture new data and address changes in financial reporting. The Company will be revising its revenue recognition accounting policy and expanding revenue disclosures to reflect the requirements of ASC 606, which include disclosures related to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and assets recognized from the costs to obtain or fulfill a contract. Based on its assessment to date, the Company does not expect the adoption of this standard to have a material impact on the way it recognizes revenue.

During February 2016, the FASB issued ASU No. 2016-02, Leases. ASU No. 2016-02 was issued to increase transparency and comparability among organizations by recognizing all lease transactions (with terms in excess of 12 months) on the balance sheet as a lease liability and a right-of-use asset (as defined). ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with earlier application permitted. Upon adoption, the lessee will apply the new standard retrospectively to all periods presented or retrospectively using a cumulative effect adjustment in the year of adoption. The guidance will be effective for the Company’s first quarter of fiscal 2020. The Company is currently assessing the effect that ASU No. 2016-02 will have on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows, Classification of Certain Cash Receipts and Cash Payments. ASU No. 2016-15 eliminates the diversity in practice related to the classification of certain cash receipts and payments for debt prepayments or extinguishment costs, the maturing of a zero-coupon bond, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, distributions from certain equity method investees and beneficial interests obtained in a financial asset securitization. ASU No. 2016-15 designates the appropriate cash flow classification, including requirements to allocate certain components of these cash receipts and payments among operating, investing and financing activities. The guidance is effective for fiscal years beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the effects of adopting ASU No. 2016-15 on its consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220) Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which will allow a reclassification from accumulated other comprehensive income to retained earnings for the tax effects resulting from the Tax Cuts and Jobs Act (Tax Reform Act) that are stranded in accumulated other comprehensive income. This standard also requires certain disclosures about stranded tax effects. ASU No. 2018-02, however, does not change the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations. ASU No. 2018-02 will be effective for the Company’s fiscal year 2020, with the option for early adoption at any time prior to the effective date. It must be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Reform Act is recognized. The Company is currently assessing the impact this new accounting guidance will have on its consolidated financial statements.

In December 2017, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 118 (as further clarified by FASB ASU No. 2018-05, Income Taxes (Topic 740): “Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118”) to provide guidance for companies that may not have completed their accounting for the income tax effects of the Tax Reform Act in the period of enactment, which is the period that includes December 22, 2017. SAB No. 118 provides for a provisional one-year measurement period for entities to finalize their accounting for certain income tax effects related to the Tax Reform Act. SAB No. 118 provides guidance where: (i) the accounting for the income tax effect of the Tax Reform Act is complete and reported in the Tax Reform Act’s enactment period, (ii) the accounting for the income tax effect of the Tax Reform Act is incomplete and reported as provisional amounts based on reasonable estimates (to the extent determinable) subject to adjustments during a limited measurement period until complete, and (iii) accounting for the income tax effect of the Tax Reform Act is not reasonably estimable (no related provisional amounts are reported in the enactment period) and entities would continue to apply accounting based on tax law provisions in effect prior to the Tax Reform Act enactment until provisional amounts are reasonably estimable. SAB No. 118 requires disclosure of the reasons for incomplete accounting additional information or analysis needed, among other relevant information (see Note 15 - Income Taxes).

Although there are several other new accounting pronouncements issued or proposed by the FASB, which the Company has adopted or will adopt, as applicable, the Company does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial position or operating results.

3.       INVENTORIES

Inventories consisted of the following:

	May 31, 2018	August 31, 2017
Production materials	$1,296,106	$1,747,189
Finished goods	7,878,637	5,709,363
	$9,174,743	$7,456,552

4.       PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	May 31, 2018	August 31, 2017
Land	$310,365	$310,365
Buildings and improvements	6,903,231	6,847,177
Machinery and equipment	4,554,692	4,171,387
	11,768,288	11,328,929
Less accumulated depreciation	(4,534,981)	(3,969,267)
	$7,233,307	$7,359,662

5.       PATENTS AND TRADEMARKS, NET

Patents and trademarks, net consisted of the following:

	May 31, 2018	August 31, 2017
Patents and trademarks	$2,800,553	$2,737,959
Less accumulated amortization	(1,604,331)	(1,415,870)
	$1,196,222	$1,322,089

Patent and trademark costs are amortized over seven years. Costs incurred related to patents and trademarks are capitalized until filed and approved, at which time the amounts capitalized to date are amortized and any further costs, including maintenance costs, are expensed as incurred. Amortization expense is estimated to approximate $240,000 in each of the next five fiscal years.

6.       INVESTMENTS IN JOINT VENTURES

The consolidated financial statements of the Company’s foreign joint ventures are initially prepared using the accounting principles accepted in the respective joint ventures’ countries of domicile. Amounts related to foreign joint ventures reported in the below tables and the accompanying consolidated financial statements have subsequently been adjusted to conform with U.S. GAAP in all material respects. All material profits recorded that remain on the consolidated balance sheet on sales from the Company to its joint ventures and from joint ventures to other joint ventures have been eliminated for financial reporting purposes.

Financial information from the audited and unaudited financial statements of the Company’s joint venture in Germany, Excor Korrosionsschutz – Technologien und Produkte GmbH (EXCOR) and all the Company’s other joint ventures, are summarized as follows:

	As of May 31, 2018
	Total	EXCOR	All Other
Current assets	$58,113,904	$25,734,914	$32,378,990
Total assets	62,004,849	27,838,358	34,166,491
Current liabilities	16,622,611	3,830,246	12,792,365
Noncurrent liabilities	110,926	-	110,926
Joint ventures’ equity	45,271,314	24,008,112	21,263,202
Northern Technologies International Corporation’s share of joint ventures’ equity	22,412,792	12,004,058	10,408,734
Northern Technologies International Corporation’s share of joint ventures’ undistributed earnings	20,383,580	11,973,153	8,410,427

	Three Months Ended May 31, 2018
	Total	EXCOR	All Other
Net sales	$31,480,885	$12,219,414	$19,261,471
Gross profit	14,209,819	6,823,609	7,386,210
Net income	4,540,968	3,113,660	1,427,308
Northern Technologies International Corporation’s share of equity in income from joint ventures	$2,246,066	$1,558,243	$687,823

	Nine Months Ended May 31, 2018
	Total	EXCOR	All Other
Net sales	$90,200,146	$35,450,664	$54,749,482
Gross profit	40,529,217	19,315,099	21,214,118
Net income	11,753,467	8,272,237	3,481,230
Northern Technologies International Corporation’s share of equity in income from joint ventures	$5,793,391	$4,138,814	$1,654,577
Northern Technologies International Corporation’s dividends received from joint ventures	$2,941,807	$1,780,392	$1,161,415

	As of August 31, 2017
	Total	EXCOR	All Other
Current assets	$51,518,210	$22,142,514	$29,375,696
Total assets	55,633,891	24,301,194	31,332,697
Current liabilities	15,118,074	4,469,567	10,648,507
Noncurrent liabilities	181,210	—	181,210
Joint ventures’ equity	40,334,607	19,831,627	20,502,980
Northern Technologies International Corporation’s share of joint ventures’ equity	20,035,074	9,915,816	10,119,258
Northern Technologies International Corporation’s share of joint ventures’ undistributed earnings	17,960,860	9,884,911	8,075,949
Northern Technologies International Corporation’s dividends received from joint ventures	$6,377,054	$5,379,062	$997,992

	Three Months Ended May 31, 2017
	Total	EXCOR	All Other
Net sales	$25,935,169	$9,884,546	$16,050,623
Gross profit	11,517,711	5,271,028	6,246,683
Net income	3,379,883	2,166,435	1,213,448
Northern Technologies International Corporation’s share of equity in income from joint ventures	$1,686,016	$1,083,494	$602,522

	Nine Months Ended May 31, 2017
	Total	EXCOR	All Other
Net sales	$73,098,215	$28,169,978	$44,928,237
Gross profit	32,376,247	15,032,724	17,343,523
Net income	8,562,834	6,184,181	2,378,653
Northern Technologies International Corporation’s share of equity in income from joint ventures	4,343,159	3,089,935	1,253,224
Northern Technologies International Corporation’s dividends received from joint ventures	$5,179,786	$4,240,400	$939,386

The Company did not make any joint venture investments during the three and nine months ended May 31, 2018 and 2017.

7.       CORPORATE DEBT

The Company has a revolving line of credit with PNC Bank, National Association (PNC Bank) of $3,000,000. No amounts were outstanding under the line of credit as of both May 31, 2018 and August 31, 2017. At the option of the Company, outstanding advances under the line of credit bear interest at either (a) an annual rate based on LIBOR plus 2.15% for the applicable LIBOR interest period selected by the Company or (b) at the rate publicly announced by PNC Bank from time to time as its prime rate.

The line of credit is governed under a loan agreement. The loan agreement contains standard covenants, including affirmative financial covenants, such as the maintenance of a minimum fixed charge coverage ratio, and negative covenants, which, among other things, limit the incurrence of additional indebtedness, loans and equity investments, disposition of assets, mergers and consolidations and other matters customarily restricted in such agreements. Under the loan agreement, the Company is subject to a minimum fixed charge coverage ratio of 1.10:1.00. As of May 31, 2018, the Company was in compliance with all debt covenants.

The revolving credit facility allows the Company to request that PNC Bank issue letters of credit up to $1,200,000. The Company did not have any letters of credit reserved against the available letters of credit balance as of May 31, 2018 and August 31, 2017 with PNC Bank. The availability of advances under the line of credit will be reduced by the face amount of any letter of credit issued and outstanding (whether or not drawn) under the revolving credit facility.

As of May 31, 2018, and August 31, 2017, the Company had $88,831 and $89,543, respectively, of letters of credit with JP Morgan Chase Bank that are performance based and set to expire between 2020 and 2022.

On January 5, 2018, the Company and PNC Bank extended the maturity date of the line of credit to January 7, 2019. All other terms of the line of credit and the loan agreement and other documents evidencing the line of credit remain the same.

8.       STOCKHOLDERS’ EQUITY

During the nine months ended May 31, 2018, the Company’s Board of Directors declared cash dividends on the following dates in the following amounts to the following holders of the Company’s common stock:

Declaration Date	Amount	Record Date	Payable Date
November 20, 2017	$0.10	December 8, 2017	December 21, 2017
January 24, 2018	$0.10	February 8, 2018	February 21, 2018
April 25, 2018	$0.10	May 9, 2018	May 23, 2018

During the nine months ended May 31, 2018, the Company repurchased and retired no shares of its common stock.

During the nine months ended May 31, 2018, stock options to purchase an aggregate of 4,410 shares of common stock were exercised at a weighted average exercise price of $11.59 per share.

The Company granted stock options under the Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan (2007 Plan) to purchase an aggregate of 47,252 shares of its common stock to various employees and directors during the nine months ended May 31, 2018. The weighted average per share exercise price of the stock options is $18.35, which was equal to the fair market value of the Company’s common stock on the date of grant.

The Company issued 891 and 3,029 shares of common stock on September 1, 2017 and 2016, respectively, under the Northern Technologies International Corporation Employee Stock Purchase Plan (ESPP). The Company issued 985 and 1098 shares of common stock on March 1, 2018 and 2017, respectively, under the ESPP.

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

During the nine months ended May 31, 2017, stock options to purchase an aggregate of 4,000 shares of common stock were exercised at a weighted average exercise price of $10.25 per share.

During the nine months ended May 31, 2017, the Company granted stock options under the 2007 Plan to purchase an aggregate of 56,677 shares of its common stock to various employees and directors. The weighted average per share exercise price of the stock options was $13.40, which was equal to the fair market value of the Company’s common stock on the date of grant.

9.       NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share assumes the exercise of stock options using the treasury stock method, if dilutive.

The following is a reconciliation of the earnings per share computation:

	Three Months Ended		Nine Months Ended
Numerators:	May 31, 2018	May 31, 2017	May 31, 2018	May 31, 2017
Net income attributable to NTIC	$2,142,752	$1,352,416	$4,559,225	$2,037,021
Denominators:
Basic – weighted shares outstanding	4,539,353	4,526,771	4,538,838	4,528,523
Weighted shares assumed upon exercise of stock options	167,679	64,756	125,009	42,872
Diluted – weighted shares outstanding	4,707,032	4,591,527	4,663,847	4,571,395
Basic income per share:	$0.47	$0.30	$1.00	$0.45
Diluted income per share:	$0.46	$0.30	$0.98	$0.45

The dilutive impact summarized above relates to the periods when the average market price of the Company’s common stock exceeded the exercise price of the potentially dilutive option securities granted. Earnings per common share were based on the weighted average number of common shares outstanding during the periods when computing the basic earnings per share. When dilutive, stock options are included as equivalents using the treasury stock market method when computing the diluted earnings per share. There were no shares excluded from the computation of diluted income per share for the three and nine months ended May 31, 2018. Excluded from the computation of diluted earnings per share for the three and nine months ended May 31, 2017 were options outstanding to purchase 48,067 shares of common stock.

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

The 2007 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, stock unit awards, performance awards and stock bonuses to eligible recipients to enable the Company and its subsidiaries to attract and retain qualified individuals through opportunities for equity participation in the Company, and to reward those individuals who contribute to the achievement of the Company’s economic objectives. Subject to adjustment as provided in the 2007 Plan, up to a maximum of 800,000 shares of the Company’s common stock are issuable under the 2007 Plan. Options granted under the 2007 Plan generally have a term of ten years and become exercisable over a three- or four-year period beginning on the one-year anniversary of the date of grant. Options are granted at per share exercise prices equal to the market value of the Company’s common stock on the date of grant. The Company issues new shares upon the exercise of options. As of May 31, 2018, only stock options and stock bonuses had been granted under the 2007 Plan.

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

The Company granted options to purchase an aggregate of 47,252 and 56,677 shares of its common stock during the nine months ended May 31, 2018 and 2017, respectively. The fair value of option grants is determined at date of grant, using the Black-Scholes option pricing model with the assumptions listed below.  The Company recognized compensation expense of $309,473 and $293,748 during the nine months ended May 31, 2018 and 2017, respectively, related to the options that vested during such time period. As of May 31, 2018, the total compensation cost for nonvested options not yet recognized in the Company’s consolidated statements of operations was $322,402. Stock-based compensation expense of $103,267 is expected through the remainder of fiscal year 2018, and $153,901 and $65,234 is expected to be recognized during fiscal 2019 and fiscal 2020, respectively, based on outstanding options as of May 31, 2018. Future option grants will impact the compensation expense recognized. Stock-based compensation expense is included in general and administrative expense on the consolidated statements of operations.

The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions and results for the grants:

	Nine Months Ended
	May 31, 2018	May 31, 2017
Dividend yield	2.18%	0.00%
Expected volatility	45.9%	46.4%
Expected life of option	10 years	10 years
Average risk-free interest rate	1.87%	1.63%

The weighted average per share fair value of options granted during the nine months ended May 31, 2018 and 2017 was $7.75 and $7.69, respectively. The weighted average remaining contractual life of the options outstanding as of May 31, 2018 and 2017 was 6.52 years and 6.73 years, respectively.

11.       SEGMENT AND GEOGRAPHIC INFORMATION

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

The following table sets forth the Company’s net sales for the three and nine months ended May 31, 2018 and 2017 by segment:

	Three Months Ended		Nine Months Ended
	May 31, 2018	May 31, 2017	May 31, 2018	May 31, 2017
ZERUST® net sales	$10,382,884	$8,368,487	$30,102,080	$23,681,192
Natur-Tec® net sales	2,540,953	1,854,532	6,578,770	4,986,753
Total net sales	$12,923,837	$10,223,019	$36,680,850	$28,667,945

The following table sets forth the Company’s cost of goods sold for the three and nine months ended May 31, 2018 and 2017 by segment:

	Three Months Ended				Nine Months Ended
	May 31, 2018	% of Segment Sales*	May 31, 2017	% of Segment Sales*	May 31, 2018	% of Segment Sales*	May 31, 2017	% of Segment Sales*
Direct cost of goods sold
ZERUST®	$6,139,699	59.1%	$4,834,355	57.8%	$17,948,941	59.6%	$13,788,416	58.2%
Natur-Tec®	1,812,084	71.3%	1,327,323	71.6%	4,738,523	72.0%	3,608,722	72.4%
Indirect cost of goods sold	640,583	—	612,323	—	1,806,208	—	1,859,815	—
Total net cost of goods sold	$8,592,366		$6,774,001		$24,493,672		$19,256,953

______________________________________

*	The percent of segment sales is calculated by dividing the direct cost of goods sold for each individual segment category by the net sales for each segment category.

The Company utilizes product net sales and direct and indirect cost of goods sold for each product in reviewing the financial performance of a product type. Further allocation of Company expenses or assets, aside from amounts presented in the tables above, is not utilized in evaluating product performance, nor does such allocation occur for internal financial reporting.

Geographic Information

Net sales by geographic location for the three and nine months ended May 31, 2018 and 2017 were as follows:

	Three Months Ended		Nine Months Ended
	May 31, 2018	May 31, 2017	May 31, 2018	May 31, 2017
Inside the U.S.A. to unaffiliated customers	$7,434,991	$5,967,459	$19,771,031	$16,363,291
Outside the U.S.A. to:
Joint ventures in which the Company is a shareholder directly and indirectly	879,324	862,136	2,201,077	2,115,511
Unaffiliated customers	4,609,522	3,393,424	14,708,742	10,189,143
	$12,923,837	$10,223,019	$36,680,850	$28,667,945

Net sales by geographic location are based on the location of the customer. Fees for services provided to joint ventures by geographic location as a percentage of total fees for services provided to joint ventures during the three and nine months ended May 31, 2018 and 2017 were as follows:

	Three Months Ended
	May 31, 2018	% of Total Fees for Services Provided to Joint Ventures	May 31, 2017	% of Total Fees for Services Provided to Joint Ventures
Germany	$224,366	14.9%	$212,257	14.7%
Poland	185,107	12.3%	180,969	12.6%
Japan	183,335	12.2%	153,903	10.7%
Sweden	155,588	10.3%	150,139	10.4%
France	146,949	9.7%	112,455	7.8%
Thailand	110,894	7.4%	104,771	7.3%
Czech Republic	100,131	6.6%	74,135	5.1%
Korea	96,574	6.4%	92,954	6.4%
Finland	81,402	5.4%	78,012	5.4%
United Kingdom	80,931	5.4%	87,768	6.1%
India	49,778	3.3%	90,469	6.3%
Other	93,445	6.1%	104,216	7.2%
	$1,508,500	100.0%	$1,442,048	100.0%

	Nine Months Ended
	May 31, 2018	% of Total Fees for Services Provided to Joint Ventures	May 31, 2017	% of Total Fees for Services Provided to Joint Ventures
Germany	$680,939	14.7%	$614,766	15.6%
Poland	598,221	13.0%	483,626	12.3%
Japan	529,412	11.4%	445,662	11.3%
Sweden	448,707	9.7%	314,664	8.0%
France	416,913	9.0%	293,240	7.4%
Thailand	325,205	7.0%	339,852	8.6%
Czech Republic	283,193	6.1%	218,249	5.5%
Korea	279,524	6.0%	284,435	7.2%
United Kingdom	275,137	6.0%	227,140	5.8%
India	274,980	5.9%	229,200	5.8%
Finland	247,574	5.4%	221,294	5.6%
Other	264,727	5.8%	269,539	6.9%
	$4,624,532	100.0%	$3,941,667	100.0%

The geographical distribution of key financial statement data is as follows:

	At May 31, 2018	At August 31, 2017
China	$251,848	$228,458
Brazil	81,161	54,646
Germany	10,155	14,171
India	21,628	14,712
United States	6,868,515	7,047,675
Total property and equipment	$7,233,307	$7,359,662

	Three Months Ended		Nine Months Ended
	May 31, 2018	May 31, 2017	May 31, 2018	May 31, 2017
China	$3,069,232	$1,695,508	$9,176,174	$4,991,807
Brazil	853,675	565,089	2,310,131	1,683,255
India	564,339	323,551	1,642,633	1,057,132
Germany	312,057	161,139	556,859	378,635
Other	955,418	583,752	2,318,569	2,115,511
United States	7,169,116	6,893,980	20,676,484	18,441,605
Total net sales	$12,923,837	$10,223,019	$36,680,850	$28,667,945

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

12.       COMMITMENTS AND CONTINGENCIES

On August 31, 2017, the Compensation Committee of the Board of Directors of the Company approved the material terms of an annual bonus plan for the Company’s executive officers as well as certain officers and employees for the fiscal year ending August 31, 2018. For fiscal 2018 as in past years, the total amount available under the bonus plan for all plan participants, including executive officers, is dependent upon the Company’s earnings before interest, taxes and other income (EBITOI), as adjusted to take into account amounts to be paid under the bonus plan and certain other adjustments (Adjusted EBITOI). Each plan participant’s percentage of the overall bonus pool is based upon the number of plan participants, the individual’s annual base salary and the individual’s position and level of responsibility within the Company. In the case of each of the Company’s executive officer participants, 75% of the amount of their individual bonus payout will be determined based upon the Company’s actual Adjusted EBITOI for fiscal 2018 compared to a pre-established target EBITOI for fiscal 2018 and 25% of the payout will be determined based upon such executive officer’s achievement of certain pre-established individual performance objectives. The payment of bonuses under the plan are discretionary and may be paid to executive officer participants in both cash and shares of the Company’s common stock, the exact amount and percentages will be determined by the Company’s Board of Directors, upon recommendation of the Compensation Committee, after the completion of the Company’s consolidated financial statements for fiscal 2018. There was $1,380,000 accrued for management bonuses for the nine months ended May 31, 2018 compared to $600,000 accrued for management bonuses for the nine months ended May 31, 2017.

Three joint ventures (consisting of the Company’s joint ventures in South Korea, India and United States) accounted for 51.8% of the Company’s trade joint venture receivables at May 31, 2018, and three joint ventures (consisting of the Company’s joint ventures in South Korea, Thailand and India) accounted for 60.7% of the Company’s trade joint venture receivables at August 31, 2017.

From time to time, the Company is subject to various other claims and legal actions in the ordinary course of its business. The Company records a liability in its consolidated financial statements for costs related to claims, including future legal costs, settlements and judgments, where the Company has assessed that a loss is probable and an amount could be reasonably estimated. If the reasonable estimate of a probable loss is a range, the Company records the most probable estimate of the loss or the minimum amount when no amount within the range is a better estimate than any other amount. The Company discloses a contingent liability even if the liability is not probable or the amount is not estimable, or both, if there is a reasonable possibility that material loss may have been incurred. In the opinion of management, as of May 31, 2018, the amount of liability, if any, with respect to these matters, individually or in the aggregate, will not materially affect the Company’s consolidated results of operations, financial position or cash flows.

13.       Fair Value Measurements

Assets and liabilities that are measured at fair value on a recurring basis primarily relate to marketable equity securities. These items are marked-to-market at each reporting period.

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurements Using Inputs Considered as
	Fair value as of May 31, 2018	Level 1	Level 2	Level 3
Available for sale securities	$3,282,915	$3,282,915	$—	$—

		Fair Value Measurements Using Inputs Considered as
	Fair value as of August 31, 2017	Level 1	Level 2	Level 3
Available for sale securities	$3,766,984	$3,766,984	$—	$—

There were no transfers between Level 1, Level 2, or Level 3 during the three and nine months ended May 31, 2018 and 2017.

14.       SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information consisted of:

	Three Months Ended
	May 31, 2018	May 31, 2017
Cash paid for interest	$3,139	$7,409
Cash paid for income taxes	45,000	—

	Nine Months Ended
	May 31, 2018	May 31, 2017
Cash paid for interest	$14,007	$15,502
Cash paid for income taxes	45,000	—

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

The Company recorded income tax expense during the three and nine months ended May 31, 2018 of $181,683 and $1,128,583, respectively, compared to $237,801 and $480,423 for the three and nine months ended May 31, 2017.

The Company measures deferred tax assets and liabilities using enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid. Accordingly, the Company’s deferred tax assets and liabilities were re-measured to reflect the reduction in the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018, resulting in an increase of $700,000 in income tax expense for the nine months ended May 31, 2018 and a corresponding decrease of $700,000 in net deferred tax assets as of May 31, 2018 compared to August 31, 2017. The $700,000 income tax expense and corresponding decrease in net deferred tax assets represents a provisional estimate based on the Company’s current interpretation of the Tax Reform Act and may change as the Company receives additional clarification and implementation guidance. No changes were recorded during the three months ended May 31, 2018.

The one-time deemed repatriation tax is applicable to the unremitted earnings of the Company’s foreign subsidiaries and joint ventures. The Company calculated deemed repatriation tax of $489,000, which the Company expects to fully offset with foreign tax credit carryforwards for which the Company has not previously recognized a tax benefit. As a result, the transition tax resulted in zero increase in income tax expense and income taxes payable for the nine months ended May 31, 2018. The $489,000 transition tax on deemed repatriation of unremitted foreign earnings represents a provisional estimate and is subject to adjustment during the measurement period of up to one year following the December 2017 enactment date of the Tax Reform Act, as provided by recent SEC guidance. No adjustments were recorded during the three months ended May 31, 2018.

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

NTIC’s Subsidiaries and Joint Venture Network

NTIC has ownership interests in six subsidiaries in North America, South America, Europe and Asia. The following table sets forth a list of NTIC’s operating subsidiaries as of May 31, 2018, the country in which the subsidiary is organized and NTIC’s ownership percentage in each subsidiary:

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

NTIC’s consolidated net sales increased 26.4% and 28.0% during the three and nine months ended May 31, 2018, respectively, compared to the three and nine months ended May 31, 2017. These increases were primarily a result of increased demand of ZERUST® rust and corrosion inhibiting packaging products and services and the addition of new customers in North America and China and an increase in sales of Natur-Tec® products.

During the three and nine months ended May 31, 2018, 80.3% and 82.1% of NTIC’s consolidated net sales, respectively, were derived from sales of ZERUST® products and services, which increased 24.1% and 27.1% to $10,382,884 and $30,102,080 during the three and nine months ended May 31, 2018, respectively, compared to $8,368,487 and $23,681,192 during the three and nine months ended May 31, 2017, respectively. These increases were due to increased demand of ZERUST® rust and corrosion inhibiting packaging products and services and the addition of new customers in North America and China. NTIC has focused its sales efforts of ZERUST® products and services by strategically targeting customers with specific corrosion issues in new market areas, including the oil and gas industry and other industrial sectors that offer sizable growth opportunities. NTIC’s consolidated net sales for the nine months ended May 31, 2018 included $1,418,573 of sales made to customers in the oil and gas industry compared to $1,287,789 for the nine months ended May 31, 2017. Overall demand for ZERUST® products and services depends heavily on the overall health of the markets in which NTIC sells its products, including the automotive, oil and gas, agriculture, and mining markets in particular.

During the three and nine months ended May 31, 2018, 19.7% and 17.9%, of NTIC’s consolidated net sales, respectively, were derived from sales of Natur-Tec® products compared to 18.1% and 17.4% during the three and nine months ended May 31, 2017, respectively. Net sales of Natur-Tec® products increased 37.0% and 31.9% during the three and nine months ended May 31, 2018, respectively, compared to the three and nine months ended May 31, 2017, primarily due to an increase in finished product sales in North America and finished product sales at NTIC’s majority owned subsidiary in India, Natur-Tec India Private Limited (Natur-Tec India).

Cost of goods sold as a percentage of net sales increased slightly to 66.5% during the three months ended May 31, 2018 compared to 66.3% during the three months ended May 31, 2017 and decreased slightly to 66.8% during the nine months ended May 31, 2018 compared to 67.2% during the prior fiscal year period, primarily due to product mix and the different gross profits realized on different products.

NTIC’s equity in income from joint ventures increased 33.2% and 33.4% to $2,246,066 and $5,793,391, respectively, during the three and nine months ended May 31, 2018 compared to $1,686,016 and $4,343,159 during the three and nine months ended May 31, 2017, respectively. These increases were primarily due to corresponding increases in net sales at the joint ventures, which increased 21.4% and 23.4% to $31,480,885 and $90,200,146 during the three and nine months ended May 31, 2018, respectively, compared to $25,935,169 and $73,098,215 for the three and nine months ended May 31, 2017, respectively, as well as a strengthened Euro and other currencies compared to the U.S. Dollar. The increases in net sales of NTIC’s joint ventures were due primarily to higher sales from existing customers for new and existing products as a result of increased demand.

NTIC’s total operating expenses increased 16.2% and 12.1% to $5,632,826 and $16,622,849 during the three and nine months ended May 31, 2018, respectively, compared to $4,847,144 and $14,831,577 for the three and nine months ended May 31, 2017. These increases were primarily due to an increase in NTIC’s personnel expenses, including an increase in the management bonus accrual of $780,000. Operating expenses, as a percent of net sales, for the three months ended May 31, 2018 were 43.6%, compared to 47.4% for the same period last fiscal year and for the nine months ended May 31, 2018 were 45.3%, compared to 51.7% for the same period last fiscal year. These reductions in operating expenses, as a percent of net sales were primarily due to significantly higher net sales, partially offset by higher operating expenses.

NTIC spent $860,347 and $2,581,824 during the three and nine months ended May 31, 2018 compared to $733,651 and $2,118,210 during the three and nine months ended May 31, 2017, respectively, in connection with its research and development activities. NTIC anticipates that it will spend a total of between $3,200,000 and $3,600,000 in fiscal 2018 on research and development activities.

Net income attributable to NTIC increased to $2,142,752, or $0.46 per diluted common share, for the three months ended May 31, 2018 compared to $1,352,416, or $0.30 per diluted common share, for the three months ended May 31, 2017, an increase of $790,336 or $0.16 per diluted share. Net income attributable to NTIC increased 123.7%, to $4,559,225, or $0.98 per diluted common share, for the nine months ended May 31, 2018 compared to $2,039,021, or $0.45 per diluted common share, for the nine months ended May 31, 2017, an increase of $2,520,204 or $0.53 per diluted share. These increases were primarily the result of the increases in net sales and corresponding gross profit, as well as the increases in income from joint venture operations, partially offset by the increase in operating expenses, as previously described. The increase for the nine-month comparison was partially offset by the significant impact of the $700,000 one-time provisional adjustment related to the Tax Cuts and Jobs Act (Tax Reform Act), as described in more detail below.

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

NTIC’s working capital, as defined as current assets less current liabilities, was $22,812,170 at May 31, 2018, including $4,610,325 in cash and cash equivalents and $3,282,915 in available for sale securities, compared to $21,173,001 at August 31, 2017, including $6,360,201 in cash and cash equivalents and $3,766,984 in available for sale securities.

During the nine months ended May 31, 2018, the Company’s Board of Directors declared cash dividends on the following dates in the following amounts to the following holders of the Company’s common stock:

Declaration Date	Amount	Record Date	Payable Date
November 20, 2017	$0.10	December 8, 2017	December 21, 2017
January 24, 2018	$0.10	February 8, 2018	February 21, 2018
April 25, 2018	$0.10	May 9, 2018	May 23, 2018

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

Results of Operations

The following tables set forth NTIC’s results of operations for the three and nine months ended May 31, 2018 and 2017.

	Three Months Ended
	May 31, 2018	% of Net Sales	May 31, 2017	% of Net Sales	$ Change	% Change
Net sales, excluding joint ventures	$12,044,513	93.2%	$9,360,883	91.6%	$2,683,630	28.7%
Net sales, to joint ventures	879,324	6.8%	862,136	8.4%	17,188	2.0%
Cost of goods sold	8,592,366	66.5%	6,774,001	66.3%	1,818,365	26.8%
Equity in income from joint ventures	2,246,066	17.4%	1,686,016	16.5%	560,050	33.2%
Fees for services provided to joint ventures	1,508,500	11.7%	1,442,048	14.1%	66,452	4.6%
Selling expenses	2,784,694	21.5%	2,430,824	23.8%	353,870	14.6%
General and administrative expenses	1,987,785	15.4%	1,682,669	16.5%	305,116	18.1%
Research and development expenses	860,347	6.7%	733,651	7.2%	126,696	17.3%

	Nine Months Ended
	May 31, 2018	% of Net Sales	May 31, 2017	% of Net Sales	$ Change	% Change
Net sales, excluding joint ventures	$34,479,773	94.0%	$26,552,434	92.6%	$7,927,339	29.9%
Net sales, to joint ventures	2,201,077	6.0%	2,115,511	7.4%	85,566	4.0%
Cost of goods sold	24,493,672	66.8%	19,256,953	67.2%	5,236,719	27.2%
Equity in income from joint ventures	5,793,391	15.8%	4,343,159	15.1%	1,450,232	33.4%
Fees for services provided to joint ventures	4,624,532	12.6%	3,941,667	13.7%	682,865	17.3%
Selling expenses	8,028,279	21.9%	6,716,390	23.4%	1,311,889	19.5%
General and administrative expenses	6,012,746	16.4%	5,996,977	20.9%	15,769	0.3%
Research and development expenses	2,581,824	7.0%	2,118,210	7.4%	463,614	21.9%

Net Sales. NTIC’s consolidated net sales increased 26.4% and 28.0% to $12,923,837 and $36,680,850 during the three and nine months ended May 31, 2018, respectively, compared to the three and nine months ended May 31, 2017. NTIC’s consolidated net sales to unaffiliated customers excluding NTIC’s joint ventures increased 28.7% and 29.9% to $12,044,513 and $34,479,773, respectively, during the three and nine months ended May 31, 2018, respectively, compared to the same respective periods in fiscal 2017. These increases were primarily a result of increased demand from of ZERUST® products and services and the addition of new customers in North America and China and an increase in sales of Natur-Tec® products. Net sales to joint ventures increased 2.0% and 4.0% to $879,324 and $2,201,077, respectively, during the three and nine months ended May 31, 2018 compared to the same respective periods in fiscal 2017. These increases were primarily a result of increased demand.

The following table sets forth NTIC’s net sales by product segment for the three and nine months ended May 31, 2018 and 2017 by segment:

	Three Months Ended		Nine Months Ended
	May 31, 2018	May 31, 2017	May 31, 2018	May 31, 2017
Total ZERUST® sales	$10,382,884	$8,368,487	$30,102,080	$23,681,192
Total Natur-Tec® sales	2,540,953	1,854,532	6,578,770	4,986,753
Total net sales	$12,923,837	$10,223,019	$36,680,850	$28,667,945

During the three and nine months ended May 31, 2018, 80.3% and 82.1% of NTIC’s consolidated net sales, respectively, were derived from sales of ZERUST® products and services, which increased 24.1% and 27.1% to $10,382,884 and $30,102,080 during the three and nine months ended May 31, 2018, respectively, compared to $8,368,487 and $23,681,192 during the three and nine months ended May 31, 2017, respectively. These increases were due to increased demand of ZERUST® industrial products and services and the addition of new customers in North America and China and increased demand of ZERUST® oil and gas products and services. NTIC has strategically focused its sales efforts for ZERUST® products and services on customers with sizeable corrosion problems in industry sectors that offer sizable growth opportunities, including the oil and gas sector. Overall demand for ZERUST® products and services depends heavily on the overall health of the market segments to which NTIC sells its products, including the automotive, oil and gas, agriculture, and mining markets in particular.

The following table sets forth NTIC’s net sales of ZERUST® products for the three and nine months ended May 31, 2018 and 2017:

	Three Months Ended
	May 31, 2018	May 31, 2017	$ Change	% Change
ZERUST® industrial net sales	$8,947,847	$7,170,802	$1,777,045	24.8%
ZERUST® joint venture net sales	879,324	862,136	17,188	2.0%
ZERUST® oil & gas net sales	555,713	335,549	220,164	65.6%
Total ZERUST® net sales	$10,382,884	$8,368,487	$2,014,397	24.1%

	Nine Months Ended
	May 31, 2018	May 31, 2017	$ Change	% Change
ZERUST® industrial net sales	$26,482,430	$20,277,892	$6,204,538	30.6%
ZERUST® joint venture net sales	2,201,077	2,115,511	85,566	4.0%
ZERUST® oil & gas net sales	1,418,573	1,287,789	130,784	10.2%
Total ZERUST® net sales	$30,102,080	$23,681,192	$6,420,888	27.1%

Demand for ZERUST® oil and gas products around the world depends primarily on market acceptance and the reach of NTIC’s distribution network. Because of the typical size of individual orders and overall size of NTIC’s net sales derived from sales of oil and gas products, the timing of one or more orders can materially affect NTIC’s quarterly sales compared to prior fiscal year quarters. NTIC anticipates that its sales of ZERUST® products and services into the oil and gas industry will continue to remain volatile from quarter to quarter as sales are recognized due to the average order size and the timing of sales, as well as oil prices.

During the three and nine months ended May 31, 2018, 19.7% and 17.9% of NTIC’s consolidated net sales, respectively, were derived from sales of Natur-Tec® products, which increased 37.0% and 31.9% to $2,540,953 and $6,578,770 during the three and nine months ended May 31, 2018, respectively, compared to the three and nine months ended May 31, 2017. These increases were primarily due to an increase in finished product sales in North America and finished product sales at NTIC’s majority-owned subsidiary in India, Natur-Tec India Private Limited (Natur-Tec India).

Cost of Goods Sold. Cost of goods sold increased 26.8% and 27.2% for the three and nine months ended May 31, 2018, respectively, compared to the three and nine months ended May 31, 2017. These increases were primarily a result of the corresponding increased sales levels. Cost of goods sold as a percentage of net sales increased slightly to 66.5% during the three months ended May 31, 2018 compared to 66.3% during the three months ended May 31, 2017 and decreased slightly to 66.8% during the nine months ended May 31, 2018 compared to 67.2% during the nine months ended May 31, 2017 primarily due to product mix and the different gross profits realized on different products.

Equity in Income from Joint Ventures. NTIC’s equity in income from joint ventures increased 33.2% and 33.4% to $2,246,066 and $5,793,391 during the three and nine months ended May 31, 2018, respectively, compared to $1,686,016 and $4,343,159 during the three and nine months ended May 31, 2017, respectively. These increases were primarily a result of improved profitability at the joint ventures. Of the total equity in income from joint ventures, NTIC had equity in income from joint ventures of $4,138,814 attributable to EXCOR during the nine months ended May 31, 2018 compared to $3,089,935 during the nine months ended May 31, 2017. NTIC had equity in income from all other joint ventures of $1,654,577 during the nine months ended May 31, 2018 compared to $1,253,224 during the nine months ended May 31, 2017.

Fees for Services Provided to Joint Ventures. NTIC recognized fee income for services provided to joint ventures of $1,508,500 and $4,624,532 during the three and nine months ended May 31, 2018, respectively, compared to $1,442,048 and $3,941,667 during the three and nine months ended May 31, 2017, respectively, representing increases of 4.6% and 17.3%, respectively. Fee income for services provided to joint ventures is traditionally a function of the sales made by NTIC’s joint ventures. Total net sales of NTIC’s joint ventures increased to $31,480,885 and $90,200,146 during the three and nine months ended May 31, 2018, respectively, compared to $25,935,169 and $73,098,215 during the three and nine months ended May 31, 2017, respectively, representing increases of $5,545,716 and $17,101,931, respectively. Net sales of NTIC’s joint ventures are not included in NTIC’s consolidated financial statements. Of the total fee income for services provided to joint ventures, fees of $680,939 were attributable to EXCOR during the nine months ended May 31, 2018 compared to $614,766 attributable to EXCOR during the nine months ended May 31, 2017.

Selling Expenses. NTIC’s selling expenses increased 14.6% and 19.5% for the three and nine months ended May 31, 2018, respectively, compared to the same respective periods in fiscal 2017 due primarily to increases in operating expenses associated with ZERUST® sales efforts, consisting primarily of selling and personnel expense. Selling expenses as a percentage of net sales decreased to 21.5% and 21.9% for the three and nine months ended May 31, 2018, respectively, from 23.8% and 23.4% and during the three and nine months ended May 31, 2017, respectively, primarily due to the significant increase in net sales, partially offset by the increase in selling expenses, as previously described.

General and Administrative Expenses. NTIC’s general and administrative expenses increased 18.1% and 0.3% for the three and nine months ended May 31, 2018, respectively, compared to the same respective periods in fiscal 2017. The increase in expenses during the three-month comparison was primarily due to an increase in compensation expense and an increase in operating expenses at NTIC China. As a percentage of net sales, general and administrative expenses decreased to 15.4% and 16.4% for the three and nine months ended May 31, 2018, respectively, from 16.5% and 20.9% for the same respective periods in fiscal 2017, respectively. These decreases were due primarily to the significant increase in net sales, partially offset by the increase in general and administrative expenses, as previously described.

Research and Development Expenses. NTIC’s research and development expenses increased 17.3% and 21.9% for the three and nine months ended May 31, 2018, respectively, compared to the same respective period in fiscal 2017 due primarily to increased research and development activities during the current fiscal year periods.

Interest Income. NTIC’s interest income increased to $35,630 and $84,569 during the three and nine months ended May 31, 2018, respectively, compared to $10,996 and $19,075 during the three and nine months ended May 31, 2017, respectively, due to increased levels of invested cash.

Interest Expense. NTIC’s interest expense decreased to $3,139 and $14,007 during the three and nine months ended May 31, 2018, respectively, compared to $7,409 and $15,502 during the three and nine months ended May 31, 2017, respectively.

Income Before Income Tax Expense. NTIC incurred income before income tax expense equal to $2,485,702 and $6,052,814 for the three and nine months ended May 31, 2018, respectively, compared to $1,733,525 and $2,867,814 for the three and nine months ended May 31, 2017, respectively.

Income Tax Expense. Income tax expense was $181,683 and $1,128,583 for the three and nine months ended May 31, 2018, respectively, compared to income tax expense of $237,801 and $480,423 during the three and nine months ended May 31, 2017, respectively. Income tax expense is calculated based on management’s estimate of NTIC’s annual effective income tax rate. The increase for the nine-month comparison was primarily due to one-time provisional adjustments related to the Tax Reform Act. The Tax Reform Act, among other things, reduced the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018, generally eliminated U.S. federal income taxes on dividends received from foreign subsidiaries and joint ventures after December 31, 2017, and imposed a one-time deemed repatriation tax on certain unremitted earnings of foreign subsidiaries and joint ventures. As a result of the change in the tax law, a one-time non-cash tax provisional charge of $700,000 related to the re-measurement of deferred tax assets and liabilities was recorded in the nine months ended May 31, 2018. The impact of this non-cash tax charge increased NTIC’s effective rate by approximately 30.3% for the nine months ended May 31, 2018. The $700,000 income tax expense and corresponding decrease in net deferred tax assets represents a provisional estimate based on NTIC’s current interpretation of the Tax Reform Act and may change as NTIC receives additional clarification and implementation guidance. NTIC continues to analyze the impact of other provisions of the Tax Reform Act on its financial statements and operations, including the impact of the global intangible low-taxed income (GILTI) rules, and the impact of the Tax Reform Act on NTIC’s indefinite reinvestment assertion with respect to the undistributed earnings of certain foreign subsidiaries and joint ventures. Any additional impacts from the enactment of the Tax Reform Act will be recorded as they are identified during the measurement period as provided for in accordance with SAB No. 118. No changes or adjustments were made during the three months ended May 31, 2018.

Net Income Attributable to NTIC. Net income attributable to NTIC increased to $2,140,752, or $0.46, per diluted common share, for the three months ended May 31, 2018 compared to $1,352,416, or $0.30, per diluted common share, for the three months ended May 31, 2017, an increase of $790,336 or $0.16 per diluted share. Net income attributable to NTIC increased to $4,557,225, or $0.98 per diluted common share, for the nine months ended May 31, 2018 compared to $2,037,021, or $0.45 per diluted common share, for the nine months ended May 31, 2017, an increase of $2,522,204 or $0.53 per diluted share. These increases were primarily the result of the increases in net sales and corresponding gross profit, as well as the increases in income from joint venture operations, partially offset by the increase in operating expenses. The increase for the nine-month comparison was partially offset by the significant impact of the $700,000 one-time provisional adjustment related to the Tax Reform Act. As previously mentioned, the impact from the enactment of the Tax Reform Act was driven by the provisional re-measurement of deferred tax assets and liabilities, which resulted in a non-cash discrete tax charge of $700,000 during the nine months ended May 31, 2018.

Other Comprehensive Income - Foreign Currency Translations Adjustment. The changes in the foreign currency translations adjustment was due to the fluctuation of the U.S. dollar compared to the Euro and other foreign currencies during the three and nine months ended May 31, 2018 compared to the same period in fiscal 2017.

Liquidity and Capital Resources

Sources of Cash and Working Capital. As of May 31, 2018, NTIC’s working capital was $22,812,170, including $4,610,325 in cash and cash equivalents and $3,282,915 in available for sale securities, compared to $21,173,001 at August 31, 2017, including $6,360,201 in cash and cash equivalents and $3,766,984 in available for sale securities.

As of May 31, 2018, NTIC had a revolving line of credit with PNC Bank of $3,000,000, with no amounts outstanding. The line of credit is evidenced by an amended and restated committed line of credit note in the principal amount of up to $3,000,000. The line of credit has a $1,200,000 standby letter of credit sub-facility, with any standby letters of credit issued thereunder being at the sole discretion of PNC Bank. Any lines of credit issued by PNC Bank would decrease the availability under the revolving line of credit. The line of credit is subject to standard covenants, including affirmative financial covenants, such as the maintenance of a minimum fixed charge coverage ratio, and negative covenants, which, among other things, limit the incurrence of additional indebtedness, loans and equity investments, disposition of assets, mergers and consolidations and other matters customarily restricted in such agreements. Under the loan agreement, NTIC is subject to a minimum fixed charge coverage ratio of 1.10:1.00. As of May 31, 2018, NTIC was in compliance with all debt covenants.

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

Uses of Cash and Cash Flows. Net cash used in operating activities during the nine months ended May 31, 2018 was $141,994, which resulted principally from NTIC’s equity in income from joint ventures, increases in trade receivables excluding joint ventures, inventories, and prepaid expenses and other, partially offset by NTIC’s net income, dividends received from joint ventures, and increases in accounts payable, accrued liabilities, depreciation and amortization. Net cash provided by operating activities during the nine months ended May 31, 2017 was $2,826,166, which resulted principally from dividends received from NTIC’s joint ventures, net income, an increase in accounts payable and depreciation and amortization, partially offset by NTIC’s equity in income from joint ventures and an increase in trade receivables.

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

NTIC experienced an increase in trade receivables as of May 31, 2018 compared to August 31, 2017. Trade receivables excluding joint ventures as of May 31, 2018 increased $2,780,077 compared to August 31, 2017, primarily related to the timing of collections and the increase in sales. Outstanding trade receivables excluding joint ventures balances as of May 31, 2018 increased 11 days to an average of 66 days from balances outstanding from these customers as of August 31, 2017. Outstanding trade receivables from joint ventures as of May 31, 2018 decreased $93,947 compared to August 31, 2017 primarily due to the timing of payments. Outstanding balances from trade receivables from joint ventures increased as of May 31, 2018 by an average of 5 days from an average of 57 days from balances outstanding from these customers compared to August 31, 2017. The average days outstanding of trade receivables from joint ventures as of May 31, 2018 were primarily due to the receivables balances at NTIC’s joint ventures in South Korea and Thailand.

Outstanding receivables for services provided to joint ventures as of May 31, 2018 increased $49,305 compared to August 31, 2017, which resulted in an increase of 3 days of fees receivable outstanding as of May 31, 2018 to an average of 82 days compared to August 31, 2017.

Net cash used in investing activities for the nine months ended May 31, 2018 was $79,449, which was primarily the result of additions to property and equipment and additions to patents, partially offset by proceeds from the sale of available for sale securities. Net cash used in investing activities for the nine months ended May 31, 2017 was $2,398,443, which was primarily the result of cash used in the purchase of available for sale securities, additions to property and equipment, and additions to patents.

Net cash used in financing activities for the nine months ended May 31, 2018 was $1,517,998, which resulted from dividends paid on NTIC common stock and a dividend paid to a non-controlling interest, partially offset by proceeds from stock option exercises and purchases under NTIC’s employee stock purchase plan. Net cash used in financing activities for the nine months ended May 31, 2017 was $308,689, which resulted from a dividend paid to a non-controlling interest and the repurchase of common stock, partially offset by proceeds from NTIC’s employee stock purchase plan and stock option exercises.

Share Repurchase Plan. On January 15, 2015, NTIC’s Board of Directors authorized the repurchase of up to $3,000,000 in shares of NTIC common stock through open market purchases or unsolicited or solicited privately negotiated transactions. This program has no expiration date but may be terminated by NTIC’s Board of Directors at any time. No repurchases occurred during the nine months ended May 31, 2017. As of May 31, 2018, up to $2,640,548 in shares of NTIC common stock remained available for repurchase under NTIC’s stock repurchase program.

Cash Dividends. On April 25, 2018, NTIC’s Board of Directors declared a cash dividend of $0.10 per share of NTIC’s common stock, paid on May 23, 2018 to stockholders of record on May 9, 2018. During the nine months ended May 31, 2018, NTIC’s Board of Directors paid cash dividends totaling $0.30 per share of NTIC’s common stock. No cash dividends were declared during fiscal 2017. Although NTIC’s Board of Directors intends to declare regular quarterly cash dividends going forward, the declaration of future dividends is not guaranteed and will be determined by NTIC’s Board of Directors in light of conditions then existing, including NTIC’s earnings, financial condition, cash requirements, restrictions in financing agreements, business conditions and other factors.

Capital Expenditures and Commitments. NTIC spent $500,924 on capital expenditures during the nine months ended May 31, 2018, which related primarily to the purchase of new equipment. NTIC expects to spend an aggregate of approximately $500,000 to $600,000 on capital expenditures during fiscal 2018, which it expects will relate primarily to the purchase of new equipment.

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

At the option of NTIC, outstanding advances under NTIC’s $3,000,000 revolving line of credit with PNC Bank bear interest at either (a) an annual rate based on LIBOR plus 2.15% for the applicable LIBOR interest period selected by NTIC or (b) at the rate publicly announced by PNC Bank from time to time as its prime rate, and thus may subject NTIC to some market risk on interest rates. As of May 31, 2018, NTIC had no borrowings under the line of credit.

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

Forward-looking statements are based on current expectations about future events affecting NTIC and are subject to uncertainties and factors that affect all businesses operating in a global market as well as matters specific to NTIC. These uncertainties and factors are difficult to predict and many of them are beyond NTIC’s control. The following are some of the uncertainties and factors known to us that could cause NTIC’s actual results to differ materially from what NTIC has anticipated in its forward-looking statements:

•	The effect of current worldwide economic conditions and any turmoil and disruption in the global credit and financial markets on NTIC’s business;
•	The variability in NTIC’s sales of ZERUST® products and services into oil and gas industry and Natur-Tec® products and NTIC’s equity income of joint ventures, which variability in sales and equity in income from joint venture in turn, subject NTIC’s earnings to quarterly fluctuations;
•	Risks associated with NTIC’s international operations and exposure to fluctuations in foreign currency exchange rates, import duties and taxes and tariffs;
•	The effect of the United Kingdom’s process to exit the European Union on NTIC’s operating results, including in particular future net sales of NTIC’s European and other joint ventures;
•	The health of the U.S. automotive industry on NTIC’s business;

•	NTIC’s dependence on the success of its joint ventures and fees and dividend distributions that NTIC receives from them;
•	NTIC’s relationships with its joint ventures and its ability to maintain those relationships, especially in light of anticipated succession planning issues;
•	Fluctuations in the cost and availability of raw materials, including resins and other commodities;
•	The success of and risks associated with NTIC’s emerging new businesses and products and services, including in particular NTIC’s ability and the ability of NTIC’s joint ventures to sell ZERUST® products and services into oil and gas industry and Natur-Tec® products and the often lengthy and extensive sales process involved in selling such products and services;
•	NTIC’s ability to introduce new products and services that respond to changing market conditions and customer demand;
•	Market acceptance of NTIC’s existing and new products, especially in light of existing and new competitive products;
•	Maturation of certain existing markets for NTIC’s ZERUST® products and services and NTIC’s ability to grow market share and succeed in penetrating other existing and new markets;
•	Increased competition, especially with respect to NTIC’s ZERUST® products and services, and the effect of such competition on NTIC’s and its joint ventures’ pricing, net sales and margins;
•	NTIC’s reliance upon and its relationships with its distributors, independent sales representatives and joint ventures;
•	NTIC’s reliance upon suppliers;
•	Oil prices, which may affect sales of NTIC’s ZERUST® products and services into the oil and gas industry;
•	NTIC’s operations in China, the termination of the joint venture agreements with Tianjin Zerust, and the anticipated liquidation of Tianjin Zerust and the effect of all these events on NTIC’s business and future operating results;
•	The costs and effects of complying with laws and regulations and changes in tax, fiscal, government and other regulatory policies, including rules relating to environmental, health and safety matters;
•	Unforeseen product quality or other problems in the development, production and usage of new and existing products;
•	Unforeseen production expenses incurred in connection with new customers and new products;
•	Loss of or changes in executive management or key employees;
•	Ability of management to manage around unplanned events;
•	Pending and future litigation;
•	NTIC’s reliance on its intellectual property rights and the absence of infringement of the intellectual property rights of others;

•	NTIC’s ability to maintain effective internal control over financial reporting, especially in light of its joint venture arrangements;
•	Changes in applicable laws or regulations and NTIC’s failure to comply with applicable laws, rules and regulations;
•	Changes in generally accepted accounting principles and the effect of new accounting pronouncements;
•	Fluctuations in NTIC’s effective tax rate, including from the recently enacted Tax Cuts and Jobs Act;
•	Effect of extreme weather conditions on NTIC’s operating results; and
•	NTIC’s reliance upon its management information systems.

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

At the option of NTIC, outstanding advances under NTIC’s $3,000,000 revolving line of credit with PNC Bank bear interest at either (a) an annual rate based on LIBOR plus 2.15% for the applicable LIBOR interest period selected by NTIC or (b) at the rate publicly announced by PNC Bank from time to time as its prime rate, and thus may subject NTIC to some market risk on interest rates. As of May 31, 2018, NTIC had no borrowings under the line of credit.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

NTIC maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to provide reasonable assurance that information required to be disclosed by NTIC in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to NTIC’s management, including NTIC’s principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. NTIC’s management evaluated, with the participation of its Chief Executive Officer and its Chief Financial Officer, the effectiveness of the design and operation of NTIC’s disclosure controls and procedures as of the end of the period covered in this report. Based on that evaluation, NTIC’s Chief Executive Officer and Chief Financial Officer concluded that NTIC’s disclosure controls and procedures were effective as of the end of such period to provide reasonable assurance that information required to be disclosed in the reports that NTIC files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to NTIC’s management, including NTIC’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in NTIC’s internal control over financial reporting that occurred during the quarter ended May 31, 2018 that has materially affected, or is reasonably likely to materially affect NTIC’s internal control over financial reporting.

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

Recent Sales of Unregistered Equity Securities

During the three months ended May 31, 2018, NTIC did not issue any shares of its common stock or other equity securities of NTIC that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

The following table shows NTIC’s third quarter of fiscal 2018 stock repurchase activity.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
March 1, 2018 through March 31, 2018	0	$0	0	(1)
April 1, 2018 through April 30, 2018	0	$0	0	(1)(2)
May 1, 2018 through May 31, 2018	0	$0	0	(1)(2)
Total	0	$0	0	(1)(2)

(1)	On January 15, 2015, NTIC’s Board of Directors authorized the repurchase of up to $3,000,000 in shares of NTIC common stock through open market purchases or unsolicited or solicited privately negotiated transactions. This program has no expiration date but may be terminated by NTIC’s Board of Directors at any time.

(2)	As of May 31, 2018, up to $2,640,548 in shares of NTIC common stock remained available for repurchase under NTIC’s stock repurchase program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

The following exhibits are being filed or furnished with this quarterly report on Form 10-Q:

Exhibit No.	Item	Method of Filing
31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101	The following materials from NTIC’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Comprehensive Income, (iv) the unaudited Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

Date: July 16, 2018	Matthew C. Wolsfeld, CPA
Chief Financial Officer
(Principal Financial and Accounting Officer and
Duly Authorized to Sign on Behalf of the Registrant)