Form 10-K
period 2018-08-31
NORTHERN TECHNOLOGIES INTERNATIONAL CORP
filed 2018-11-13
CIK 875582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________

FORM 10-K

(Mark one)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒   NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒   NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐   NO ☒

The aggregate market value of the registrant’s common stock, excluding shares beneficially owned by affiliates, computed by reference to the closing sales price at which the common stock was last sold as of February 28, 2018 (the last business day of the registrant’s second fiscal quarter) as reported by the Nasdaq Global Market on that date was $84.1 million.

As of November 9, 2018, 4,542,177 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the registrant’s Proxy Statement for its 2019 Annual Meeting of Stockholders to be held January 18, 2019.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

ANNUAL REPORT ON FORM 10-K
FISCAL YEAR ENDED AUGUST 31, 2018

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

Natur-Tec® biobased and compostable plastics are manufactured using NTIC’s patented and/or proprietary technologies and are intended to replace conventional plastics. The Natur-Tec® biopolymer resin compound portfolio includes formulations that have been optimized for a variety of applications including blown-film extrusion, extrusion coating, injection molding, and engineered plastics. These resin compounds are certified to be fully biodegradable in a composting environment and are currently being used to produce finished products including can liners, shopping and grocery bags, lawn and leaf bags, branded apparel packaging bags and accessories, and various foodservice ware items such as disposable cutlery, drinking straws, food-handling gloves and coated paper products. In North America, NTIC markets its Natur-Tec® resin compounds and finished products primarily through a network of regional and national distributors as well as independent agents. NTIC continues to see significant opportunities for finished bioplastic products and, therefore, continues to strengthen and expand its North American distribution network for finished Natur-Tec® bioplastic products. Internationally, NTIC sells its Natur-Tec® resin compounds and finished products both directly and through its wholly-owned subsidiary in China, NTIC Shanghai, its majority-owned subsidiary in India, Natur-Tec India Private Limited (Natur-Tec India), and through distributors and certain joint ventures.

NTIC’s Subsidiaries

NTIC has ownership interests in six operating subsidiaries in North America, South America, Europe and Asia. The following table sets forth a list of NTIC’s operating subsidiaries as of November 9, 2018, the country in which the subsidiary is organized and NTIC’s ownership percentage in each subsidiary:

Subsidiary Name	Country	NTIC Percent (%) Ownership
NTIC (Shanghai) Co., Ltd	China	100%
NTI Asean LLC	United States	60%
Zerust Prevenção de Corrosão S.A.	Brazil	85%
ZERUST-EXCOR MEXICO, S. de R.L. de C.V	Mexico	100%
Natur-Tec India Private Limited	India	75%
NTIC Europe GmbH	Germany	100%

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

The following table sets forth a list of NTIC’s operating joint ventures as of November 9, 2018, the country in which the joint venture is organized and NTIC’s ownership percentage in each joint venture:

Joint Venture Name	Country	NTIC Percent (%) Ownership
TAIYONIC LTD.	Japan	50%
ACOBAL SAS	France	50%
EXCOR KORROSIONSSCHUTZ – TECHNOLOGIEN UND PRODUKTE GMBH	Germany	50%
ZERUST AB	Sweden	50%
MOSTNIC-ZERUST	Russia	50%
ZERUST OY	Finland	50%
HARITA-NTI LTD	India	50%
ZERUST (U.K.) LTD.	United Kingdom	50%
EXCOR-ZERUST S.R.O.	Czech Republic	50%
EXCOR SP. Z.O.O.	Poland	50%
ZERUST A.Ş.	Turkey	50%
ZERUST CONSUMER PRODUCTS, LLC	United States	50%
ZERUST – DNEPR	Ukraine	50%
KOREA ZERUST CO., LTD.	South Korea (1)	30%
ZERUST-NIC (TAIWAN) CORP.	Taiwan (1)	30%
PT. CHEMINDO – NTIA	Indonesia (1)	30%
ZERUST SPECIALTY TECH CO. LTD.	Thailand (1)	30%
CHONG WAH-NTIA SDN. BHD.	Malaysia (1)	30%
NTIA ZERUST PHILIPPINES, INC.	Philippines (1)	30%
ZERUST SINGAPORE PTE. LTD	Singapore (1)(2)	60%

____________________

(1)	Indirect ownership interest through NTI Asean.
(2)	NTI Asean owns 100% of this joint venture.

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

ZERUST® Corrosion Prevention Solutions. In fiscal 2018, 80.5% of NTIC’s consolidated net sales were derived from developing, manufacturing and marketing ZERUST® rust and corrosion inhibiting products and services.  NTIC’s consolidated net sales in fiscal 2018 included $41,374,305 in sales of ZERUST® rust and corrosion inhibiting products and services, an increase of 26.2% over such sales in fiscal 2017. Corrosion not only damages the appearance of metal products and components but also negatively impacts their mechanical performance.  This applies to the rusting of ferrous metals (iron and steel) and the deterioration by oxidation of nonferrous metals (aluminum, copper, brass, etc.).  NTIC’s ZERUST® corrosion prevention solutions include plastic and paper packaging, powders, liquids, coatings, rust removers, cleaners, diffusers and engineered solutions for the oil and gas industry, as well as technical corrosion management and consulting services.

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

ZERUST® Corrosion Prevention Solutions Designed Specifically for the Oil and Gas Industry.  NTIC has developed proprietary engineered corrosion inhibiting solutions specifically for the mitigation of corrosion of the types of capital assets used in the petroleum and chemical process industries and has targeted the sale of these ZERUST® corrosion solutions to potential customers in the oil and gas industry. NTIC’s consolidated net sales in fiscal 2018 included $3,066,953 in sales made to customers in the oil and gas industry, an increase of 78.3% over such sales in fiscal 2017. This increase is influenced by the increase in crude oil prices that have led to clients spending more money on maintenance projects than in fiscal 2017 as well as the deployment of ZERUST® Zerion products for the protection of new pipelines during construction. Projects in Europe and the Middle East are a small but strategically important part of the sales growth picture. The infrastructure that supports the oil and gas industry is predominantly constructed using metals that are highly susceptible to corrosion. The industrial environment at these facilities usually contains compounds, including sulfides and chlorides, which cause aggressive corrosion. This problem affects pipelines, petroleum storage tanks, spare parts in long-term storage, processing and other critical equipment. In addition to the costs associated with the replacement of parts and structures, maintenance and repairs, and product loss, there are significant economic losses associated with critical infrastructure being down for repair and maintenance. Furthermore, there are also considerable health, safety and environmental risks caused by corrosion that can greatly increase economic losses.  NTIC believes that its ZERUST® oil and gas corrosion prevention solutions minimize maintenance downtime on critical oil and gas industry infrastructure, extend the life of such infrastructure and reduce the risk of environmental pollution due to leaks caused by corrosion.

NTIC’s rust and corrosion inhibiting products for the oil and gas industry include ZERUST® Flange Savers® ZERUST® ReCAST-R VCI Dispensers, Zerust ReCAST-SSB solutions and ZERUST® chemicals, including Zerion powders and gels, in addition to many of the standard industrial ZERUST® rust and corrosion inhibiting products previously described.

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

ZERUST® ReCAST-SSB solutions protect the Soil Side Bottoms (SSB) of aboveground storage tanks through a variety of unique and highly effective delivery systems designed by the Zerust Oil & Gas team to deliver proprietary Zerion FVS corrosion inhibitor to tank bottom spaces that are susceptible to significant corrosion. Tank bottoms are typically made of steel plates which are in direct contact with the foundation surface that may be concrete, sand/soil or asphalt/bitumen. It is typically not possible to protect this underside surface with traditional coatings. Cathodic protection (CP) systems can only provide partial protection, but also have significant limitations that cause failures well ahead of the expected service life of a tank. The ZERUST® solutions provide effective protection even to areas that cannot be addressed with CP. This is an engineered solution where each system is tailored to a customer’s requirements depending on factors including the tank foundation design, specific environmental conditions, and tank diameter.

ZERUST® Zerion line of powder-based inhibitor solutions include:

•	Zerion FVS is a unique inhibitor blend that is used in both the SSB Solutions and in internal pipeline protection. This “best-in-class” product has been successfully deployed at multiple client sites in the North and South America as well as parts of Asia.

•	Zerion FAN-5 is a lower cost inhibitor that is very effective at protecting metals upon contact. It can be used to treat large volumes of water that may be used for hydrotesting. In combination with Zerion FVS, it offers a more complete solution for the protection of pipeline internals.

•	AutoFog is a revolutionary product that allows for the quick VCI saturation of large volume spaces without the need for mechanical “fogging” equipment. This rapid self-diffusing capability is good for sealed void spaces, protection of large/complex assets like heat exchangers and heater-treaters.

•	Sol-V C-Series is designed to provide corrosion prevention in voids and enclosures especially when there is either stagnant water, or the potential for water seepages and/or accumulation of water over time. ZERUST® Sol-V™ C-Series packaging allows VCIs to release while conserving a Sol-V proprietary blend of soluble corrosion inhibitors (SCIs) until water enters the system. Typical applications of ZERUST® Sol-V™ C-Series packaging include offshore platform leg voids, vessels and tanks mothballed in tropical environments, ship blocks being fabricated in areas of high humidity, piping systems and heat exchangers.

Natur-Tec® Resin Compounds and Finished Products. NTIC manufactures and sells a range of biobased and compostable (fully biodegradable) polymer resin compounds and finished products under the Natur-Tec® brand. NTIC’s consolidated net sales in fiscal 2018 included $10,050,516 in sales of Natur-Tec® resins and finished products, an increase of 48.2% over such sales in fiscal 2017.  Market drivers such as volatile petroleum prices, reduced dependence on foreign oil, reduced carbon footprints, and environmentally responsible end-of-life solutions have increased interest in using sustainable, biobased and renewable plant-biomass resources for the manufacture of plastics and industrial products. Plastics that are fully biodegradable in composting or anaerobic digestor systems allow the safe and effective conversion of these plastics to carbon dioxide, water and fertilizer at the end of their service life.  Increased environmental and sustainability awareness at the corporate and consumer level, improved technical properties and product functionality, as well as recent foreign, state and local governmental regulations banning the use of conventional plastics or mandating the use of certain biodegradable or compostable products, have also fueled this interest in biobased and biodegradable-compostable plastics.  The term “bio-plastics” encompasses a broad category of plastics that are either bio-based, which means derived from renewable resources such as corn or cellulosic/plant material or blends thereof, or are engineered to be fully compostable, or both.

Resin Compounds.   Natur-Tec® resin compounds are produced by blending commercially available base resins, such as Ecoflex® from BASF, Ingeo® PLA from NatureWorks LLC, with organic and inorganic fillers, and proprietary polymer modifiers and compatabilizers, using NTIC’s proprietary and patented ReX Process.  In this process, biodegradable polymers, natural polymers made from renewable, plant-biomass resources, and organic and inorganic materials are reactively blended in the presence of proprietary compatibilizers and polymer modifiers to produce biobased and/or compostable polymer resin formulations that exhibit unique and stable morphology.  Natur-Tec® resin compounds are engineered for high performance, ease of processing and reduced cost compared to most other bio-plastic materials and can be processed by converters using conventional plastic manufacturing processes and equipment.

Natur-Tec® resin compounds are available in several grades tailored for a variety of applications, such as blown-film extrusion, extrusion coating and injection molding.

Natur-Tec® flexible film resin compounds are fully compostable and meet the requirements of international standards for compostable plastics such as ASTM (American Society for Testing and Materials) D6400 (U.S.), EN 13432 (European standards for products and services by European Committee for Standardization) and ISO (International Organization for Standardization) 17088, and are certified as 100% compostable by organizations including the BPI (Biodegradable Products Institute) in the United States and TÜV Austria in Europe.  Natur-Tec® film resin compounds can be used to produce film for applications, such as bags, including compost bags, lawn and leaf bags, pet waste bags and carry-out bags, agricultural film and consumer and industrial packaging. Natur-Tec® film resin compounds are also used to produce bags and covers for branded apparel packaging and to manufacture specialty food service ware items, such as compostable drinking straws, and disposable food-handling gloves.

The Natur-Tec® compostable extrusion coating resin compounds are biobased and biodegradable and are designed to replace conventional plastic materials for extrusion coating applications.  Natur-Tec® extrusion coating resin compounds are manufactured using sustainable and renewable resources, per the ASTM D6866 standard, which allows industry and consumers the opportunity to reduce or neutralize their carbon footprint and are designed to meet the requirements of international standards for compostable plastics, such as ASTM D6400.  Natur-Tec® extrusion coating resin compounds provide good adhesion to paper, an excellent print surface and good heat seal strength and the coating material is suitable for food contact applications including both hot and cold applications.  Natur-Tec® extrusion coating resin compounds can be used for coating paper and paperboards for the manufacture of disposable cups, plates and other food service ware items.

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

Finished Products.  Natur-Tec® finished products include totally biodegradable and compostable trash bags, agricultural film and other single-use disposable products, such as compostable cutlery, as well as food and consumer goods packaging that are currently marketed under the Natur-Bag® or Natur-Ware® brands.

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

Both Natur-Bag® and Natur-Ware® products are fully certified compostable and carry the BPI Compostable logo in the United States and the TÜV Austria OK Compost logo in Europe. Furthermore, these products were also independently tested and approved for use in organic waste diversion systems by Cedar Grove, one of the largest compost operators in the United States.

Sales, Marketing and Distribution

ZERUST® Corrosion Prevention Solutions. In the United States, NTIC markets its ZERUST® rust and corrosion inhibiting products and services, including its products designed for the oil and gas industry, principally to industrial users in the automotive, electronics, electrical, mechanical, military, retail consumer and oil and gas markets by a direct sales force and through a network of independent distributors, manufacturer’s sales representatives and strategic partners. Prior to placing an order, NTIC’s technical service consultants work directly with the end users of NTIC’s ZERUST® products to analyze their specific corrosion prevention needs and develop systems to meet their performance requirements.

Internationally, NTIC has entered into a series of joint ventures with foreign partners (either directly or through a holding company). NTIC receives fees for providing technical support, marketing assistance and other services to its joint ventures based primarily on the net sales of the individual joint ventures in accordance with the terms of the joint venture arrangements. Such services include consulting, legal, insurance, technical and marketing services. In China, NTIC sells its products and services through NTIC China. NTIC has a wholly-owned subsidiary to conduct its business in Mexico.

With respect to the sales and marketing of ZERUST® rust and corrosion inhibiting products and services to the oil and gas industry, NTIC uses a combination of direct sales personnel, independent sales agents and its joint venture network.  In addition, in an attempt to penetrate the oil and gas industry within certain markets more quickly, NTIC has entered into various agreements with specific organizations that have existing long term relationships with key oil and gas industry clients.  NTIC also engages in certain direct marketing activities to build its brand within the oil and gas industry, such as traditional advertising and direct mail campaigns and presence and participation at selected key trade shows and technical forums.  NTIC continues to believe the sale of its ZERUST® corrosion prevention solutions to customers in the oil and gas industry will involve long sales cycles, likely including multi-year trial periods with each customer and a slow integration process thereafter.

Natur-Tec® Resin Compounds and Finished Products.  In the United States, NTIC markets its Natur-Tec® resin compounds and finished products through a network of national and regional distributors and independent manufacturer’s sales representatives and two NTIC direct sales employees as of August 31, 2018. Target customers for Natur-Tec® finished products include individual consumers as well as commercial and institutional organizations such as corporations and government agencies, and educational organizations such as universities and school districts. NTIC is also targeting key national and regional retailers utilizing independent sales agents. Target customers for Natur-Tec® resin compounds include film extruders and injection molders who would purchase Natur-Tec® resin compounds to manufacture and sell their own finished biobased and compostable end products, such as film, bags and cutlery.

Internationally, NTIC uses Natur-Tec India, and its joint ventures and a network of international distributors to market its Natur-Tec® resin compounds and finished products. In November 2014, NTIC entered into an agreement with NatureWorks LLC for joint marketing and sales of Ingeo® based packaging solutions to customers in India. With Indian government mandates banning the use of non-biodegradable plastics in certain types of food and consumer packaging, NTIC expects the market in India for bioplastic packaging solutions to continue to grow substantially.

Competition

ZERUST® Corrosion Prevention Solutions. While NTIC is unaware of any third parties with which NTIC competes on a worldwide basis with respect to its corrosion prevention solutions, NTIC does compete with several third parties on a regional basis. NTIC evaluates competing rust and corrosion inhibiting products on an ongoing basis. Some of NTIC’s competitors are established companies that may have financial, marketing, distribution networks and other resources substantially greater than those of NTIC. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the promotion and sale of their products than NTIC. With respect to its rust and corrosion inhibiting products, NTIC competes on the basis of product innovation, quality and reliability, product support, customer service, reputation, as well as price. Some of NTIC’s competitors may have achieved significant market acceptance of their competing products and brand recognition. NTIC, however, believes it has an advantage over most of its competitors as a result of NTIC’s technical innovation and its value-added services. NTIC attempts to provide its customers with the highest level of technical service and applications engineering in addition to ZERUST® rust and corrosion inhibiting products. Nonetheless, the commoditization of certain of NTIC’s ZERUST® rust and corrosion inhibiting products have led and may continue to lead to lower prices and lower margins on such products. In addition, because certain barriers to entry are low, additional competitors may emerge, which likely would lead to the further commoditization of NTIC’s rust and corrosion inhibiting products.

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

NTIC anticipates that it will spend between $3,200,000 and $3,600,000 in fiscal 2019 on research and development activities.

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

In addition to seeking patent protection, NTIC maintains an extensive portfolio of trademarks in countries where NTIC has a presence directly or through its subsidiaries and joint ventures.  NTIC continuously pursues new trademark applications of strategic interest worldwide.  NTIC owns the following U.S. registered trademarks: NTI®, NTI & Globe Design, ZERUST®, EXCOR®, ICT®, Z-CIS®, COR TAB®, PLASTABS®, NATUR-TEC®, NATUR-TEC & Design®, NATUR-BAG® and NATUR-WARE®, ZERION®, AUTOFOG®, FLANGE SAVER® and ACTIVPAK®.  NTIC also has a registered trademark on the use of the Color Yellow with respect to corrosion inhibiting packaging.  Furthermore, NTI®, ZERUST®, EXCOR®, the Color Yellow® and NTI ASEAN®, as well as other marks have been registered in the European Union with several new applications pending.

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

Availability of Raw Materials

NTIC does not typically carry excess quantities of raw materials because of widespread availability for such materials from various suppliers. However, with respect to its Natur-Tec® resin compounds and finished products, there are a limited number of suppliers of the base resins used to manufacture the resin compounds and finished products, and in the past NTIC has experienced some delays in obtaining such base resins. In addition, a few raw materials and purchased parts used in NTIC’s rust and corrosion inhibiting products and Natur-Tec® finished products are sourced from suppliers who currently serve as NTIC’s sole source of supply for these materials and parts. Although NTIC believes it can obtain these raw materials and parts from other sources of supply, an unexpected loss of supply over a short period of time may not allow NTIC time to replace these sources in the ordinary course of business.

Backlog

NTIC had an order backlog of $1,242,000 as of August 31, 2018, compared to $668,000 as of August 31, 2017, which was generally across all business units and which these sales will be realized during first quarter of fiscal 2019. These are orders that are held by NTIC pending release instructions from the customers to be used in just-in-time production. Customers generally place orders on an “as needed” basis and expect delivery within a relatively short period of time.

Governmental Regulation

The U.S. Food and Drug Administration (FDA) has indicated to NTIC that it has no objection to the use of ZERUST® ICT® packaging products in protecting metal food containers and processing equipment. In addition, the manufacture, sale and use of NTIC’s Natur-Tec® resin compounds and finished products are subject to regulation in the United States by the FDA. The FDA’s regulations are concerned with substances used in food packaging materials. Thus, food and beverage containers are in compliance with FDA regulations if the components used in the food and beverage containers are approved by the FDA as indirect food additives for their intended uses and comply with the applicable FDA indirect food additive regulations or are generally recognized as safe for their intended uses and are of suitable purity for those intended uses. NTIC believes that its resin compounds are in compliance with all FDA requirements and do not require further FDA approval prior to the sale of its products.

Employees

As of August 31, 2018, NTIC had 72 full-time employees located in North America, consisting of 28 in sales and marketing, 22 in research and development and lab, 15 in administration and 7 in production.  As of August 31, 2018, NTIC’s wholly-owned subsidiary in China had 35 full-time employees, its majority-owned subsidiary in Brazil had 20 full-time employees, its majority-owned subsidiary in India had 9 full-time employees, its wholly owned subsidiary in Mexico had no employees and its holding company, NTI Asean, had no full-time employees.  There are no unions representing NTIC’s employees and NTIC believes that its relations with its employees are good.

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

NTIC makes available, free of charge and through its Internet web site, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to any such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after NTIC electronically files such material with, or furnishes it to, the Securities and Exchange Commission (SEC). Reports filed with the SEC may be viewed at www.sec.gov.

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

Forward-looking statements are based on current expectations about future events affecting NTIC and are subject to uncertainties and factors that affect all businesses operating in a global market as well as matters specific to NTIC. These uncertainties and factors are difficult to predict and many of them are beyond NTIC’s control. The following are some of the uncertainties and factors known to us that could cause NTIC’s actual results to differ materially from what NTIC has anticipated in its forward-looking statements:

•	The effect of current worldwide economic conditions and any turmoil and disruption in the global credit and financial markets on NTIC’s business;

•	The variability in NTIC’s sales of ZERUST® products and services into oil and gas industry and Natur-Tec® products and NTIC’s equity income of joint ventures, which variability in sales and equity in income from joint venture in turn, subject NTIC’s earnings to quarterly fluctuations;

•	Risks associated with NTIC’s international operations and exposure to fluctuations in foreign currency exchange rates, import duties and taxes and tariffs;

•	The effect of the United Kingdom’s process to exit the European Union on NTIC’s operating results, including in particular future net sales of NTIC’s European and other joint ventures;

•	The health of the U.S. automotive industry on NTIC’s business;

•	NTIC’s dependence on the success of its joint ventures and fees and dividend distributions that NTIC receives from them;

•	NTIC’s relationships with its joint ventures and its ability to maintain those relationships, especially in light of anticipated succession planning issues;

•	Fluctuations in the cost and availability of raw materials, including resins and other commodities;

•	The success of and risks associated with NTIC’s emerging new businesses and products and services, including in particular NTIC’s ability and the ability of NTIC’s joint ventures to sell ZERUST® products and services into oil and gas industry and Natur-Tec® products and the often lengthy and extensive sales process involved in selling such products and services;

•	NTIC’s ability to introduce new products and services that respond to changing market conditions and customer demand;

•	Market acceptance of NTIC’s existing and new products, especially in light of existing and new competitive products;

•	Maturation of certain existing markets for NTIC’s ZERUST® products and services and NTIC’s ability to grow market share and succeed in penetrating other existing and new markets;

•	Increased competition, especially with respect to NTIC’s ZERUST® products and services, and the effect of such competition on NTIC’s and its joint ventures’ pricing, net sales and margins;

•	NTIC’s reliance upon and its relationships with its distributors, independent sales representatives and joint ventures;

•	NTIC’s reliance upon suppliers;

•	Oil prices, which may affect sales of NTIC’s ZERUST® products and services into the oil and gas industry;

•	NTIC’s operations in China and risks associated therewith, the termination of the joint venture agreements with Tianjin Zerust, and the anticipated liquidation of Tianjin Zerust and the effect of all these events on NTIC’s business and future operating results;

•	The costs and effects of complying with laws and regulations and changes in tax, fiscal, government and other regulatory policies, including rules relating to environmental, health and safety matters;

•	Unforeseen product quality or other problems in the development, production and usage of new and existing products;

•	Unforeseen production expenses incurred in connection with new customers and new products;

•	Loss of or changes in executive management or key employees;

•	Ability of management to manage around unplanned events;

•	Pending and future litigation;

•	NTIC’s reliance on its intellectual property rights and the absence of infringement of the intellectual property rights of others;

•	NTIC’s ability to maintain effective internal control over financial reporting, especially in light of its joint venture arrangements;

•	Changes in applicable laws or regulations and NTIC’s failure to comply with applicable laws, rules and regulations;

•	Changes in generally accepted accounting principles and the effect of new accounting pronouncements;

•	Fluctuations in NTIC’s effective tax rate, including from the recently enacted Tax Cuts and Jobs Act;

•	Effect of extreme weather conditions on NTIC’s operating results; and

•	NTIC’s reliance upon its management information systems.

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

Changes to trade regulation, quotas, duties or tariffs, caused by the changing U.S. and geopolitical environments or otherwise, may negatively impact NTIC’s business, operating results and financial condition.

The U.S. government has taken actions or made proposals that are intended to address trade imbalances, specifically with China, among other countries, which include encouraging increased production in the United States. These actions and proposals have resulted or could result in increased customs duties and the renegotiation of some U.S. trade agreements. NTIC engages in sales outside of the United States. When custom duties are implemented or increased, it also may cause the trading partners of the United States to take actions with respect to U.S. imports in their respective countries. Any changes or potential changes in trade policies in the United States and the potential corresponding actions by other countries in which NTIC does business could adversely and materially affect NTIC’s business, results of operations or financial condition.

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

NTIC conducts business, either directly or indirectly through several joint venture arrangements that operate in North America, Europe and Asia. Each of these joint ventures manufactures, markets and sells finished products in the geographic territory that it is assigned. NTIC’s receipt of funds as a result of sales by its joint ventures is dependent upon NTIC’s receipt of fees for services that NTIC provides to its joint ventures based primarily on the net sales of the individual joint ventures and NTIC’s receipt of dividend distributions from its joint ventures based on the profitability of its joint ventures. NTIC’s liquidity and financial position rely on NTIC’s receipt of fees for services that NTIC provides to its joint ventures and dividend distributions from its joint ventures. During fiscal 2018, NTIC recognized $6,142,139 in fees and $3,697,503 in dividend distributions from its joint ventures. Because NTIC owns 50% or less of each of its joint venture entities, NTIC does not control the decisions of these entities regarding whether to pay dividends and, if paid, how much they should be in any given year. Thus, NTIC cannot guarantee that any of its joint ventures will pay dividends in any given year. The failure of NTIC’s joint ventures to declare dividends or the failure of NTIC to receive fees for services provided to joint ventures in amounts typically expected by NTIC could adversely affect NTIC’s liquidity and financial position.

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

NTIC considers its joint venture in Germany (EXCOR) to be individually significant to NTIC’s consolidated assets and income, and therefore, provides certain additional information regarding EXCOR in the notes to NTIC’s consolidated financial statements and in certain sections of this report. Of the total equity in income from joint ventures of $7,527,383 during fiscal 2018, NTIC had equity in income from joint ventures of $5,549,765 attributable to EXCOR. Of the total fee income for services provided to joint ventures of $6,142,139 during fiscal 2018, fees of $900,316 was attributable to EXCOR. Accordingly, if sales of NTIC’s products and services by this joint venture were to decline significantly or if NTIC’s relationships with this joint venture were to deteriorate significantly such that it terminated or were not motivated to sell NTIC’s products and services, NTIC’s operating results likely would be adversely affected.

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

Several factors, including implications of withdrawal by the U.S. from, or revision to, international trade agreements, foreign policy changes between the U.S. and other countries, weakened international economic conditions or the impact of sovereign debt defaults by certain European countries, could adversely affect our international net sales. Additionally, the expansion of our existing international operations and entry into additional international markets require significant management attention and financial resources.  Many of the countries in which NTIC sells its products directly or indirectly through NTIC China, Zerust Brazil, Natur-Tec India, Zerust Mexico, NTI Asean, its joint ventures, distributors, representatives and agents are, to some degree, subject to political, economic and/or social instability. NTIC’s international operations expose NTIC and its joint venture partners, distributors, representatives and agents to risks inherent in operating in foreign jurisdictions. These risks include:

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

The operations of NTIC China may be adversely affected by China’s evolving economic, political and social conditions.

The results of operations and future prospects of NTIC China may be adversely affected by, among other things, changes in China’s political, economic and social conditions, changes in the relationship between China and its western trade partners, changes in policies of the Chinese government, changes in laws and regulations or in the interpretation of existing laws and regulations, changes in foreign exchange regulations, measures that may be introduced to control inflation, such as interest rate increases, and changes in the rates of methods of taxation. In addition, changes in demand could result from increased competition with local Chinese manufacturers who have cost advantages or who may be preferred suppliers for Chinese end users. Also, Chinese commercial laws, regulations and interpretations applicable to non-Chinese owned market participants, such as NTIC China, are continually changing. These laws, regulations and interpretations could impose restrictions on NTIC’s and NTIC China’s ownership or operations or NTIC’s interests in China and could adversely affect NTIC’s business, results of operations or financial condition.

Intellectual property rights are difficult to enforce in China, which could harm NTIC’s business, results of operations or financial condition.

Chinese commercial law is relatively undeveloped compared with the commercial law in many of NTIC’s other major markets and limited protection of intellectual property is available in China as a practical matter. Although NTIC takes precautions in the operation of NTIC China to protect NTIC’s intellectual property, any local manufacturer of products that NTIC undertakes in China could subject NTIC to an increased risk that unauthorized parties will be able to copy or otherwise obtain or use NTIC’s intellectual property, which could harm NTIC’s business. NTIC may also have limited legal recourse in the event it encounters patent or trademark infringers, which could adversely affect NTIC’s business, results of operations or financial condition.

Uncertainties with respect to the Chinese legal system may adversely affect the operations of NTIC China.

NTIC China is subject to laws and regulations applicable to foreign investment in China. There are uncertainties regarding the interpretation and enforcement of laws, rules and policies in China. The Chinese legal system is based on written statutes, and prior court decisions have limited precedential value. Because many laws and regulations are relatively new, and the Chinese legal system is still evolving, the interpretations of many laws, regulations and rules are not always uniform. Moreover, the relative inexperience of China’s judiciary in many cases creates additional uncertainty as to the outcome of any litigation, and the interpretation of statutes and regulations may be subject to government policies reflecting domestic political agendas. Finally, enforcement of existing laws or contracts based on existing law may be uncertain and sporadic. For the preceding reasons, it may be difficult for NTIC or NTIC China to obtain timely or equitable enforcement of laws ostensibly designed to protect companies like NTIC or NTIC China, which could adversely affect NTIC’s business, results of operations or financial condition.

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

NTIC’s ZERUST® rust and corrosion inhibiting products and services generate a significant portion of NTIC’s net sales and the net sales of NTIC’s joint ventures. During fiscal 2018, 80.5% of NTIC’s consolidated net sales were derived from sales of ZERUST® rust and corrosion inhibiting products and services. While the net sales of NTIC’s joint ventures are not included in NTIC’s net sales on NTIC’s consolidated financial statements, NTIC’s receipt of fees for services that NTIC provides to its joint ventures and NTIC’s receipt of dividend distributions from its joint ventures is based primarily on the revenues and profitability of the joint ventures. Accordingly, if sales of these products and services were to decline due to increased competition, the introduction of a new disruptive technology or otherwise, NTIC’s operating results would be adversely affected.

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

The expansion of NTIC’s corrosion prevention solutions into the oil and gas industry and the continued launch of NTIC’s Natur-Tec® resin compounds and finished products will continue to require resources during fiscal 2019 and beyond. To the extent that NTIC’s existing capital, including amounts available under its revolving line of credit, is insufficient to meet these requirements, NTIC may raise additional capital through financings or additional borrowings. Any equity or debt financing, if available at all, may be on terms that are not favorable to NTIC and any equity financings could result in dilution to NTIC’s stockholders.

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

NTIC uses third party manufacturers to produce the majority of its products. In addition, NTIC relies upon certain contractors for logistical services. Although NTIC’s arrangements with its contract manufacturers and contractors may contain provisions for warranty expense reimbursement, NTIC may remain responsible to its customers for warranty service in the event of product defects and could experience an unanticipated product defect or warranty liability. In addition, products defects could harm NTIC’s reputation amongst its customers.

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

U.S. federal income tax reforms could adversely affect NTIC’s business, results of operations or financial conditions.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation referred to as the Tax Cuts and Jobs Act (Tax Reform Act). The Tax Reform Act makes broad and complex changes to the U.S. corporate income tax system and includes a Transition Toll Tax (Toll Tax), which is a one-time mandatory deemed repatriation tax on accumulated foreign subsidiaries’ previously untaxed foreign earnings. The Toll Tax will be paid over an eight-year period, starting in 2018, and will not accrue interest. The Tax Reform Act also imposed a global intangible low-taxed income tax (GILTI), which is a new tax on certain off-shore earnings at an effective rate of 10.5% for tax years beginning after December 31, 2017 (increasing to 13.125% for tax years beginning after December 31, 2025) with a partial offset for foreign tax credits. NTIC continues to analyze the impact the Tax Reform Act may have on NTIC’s business, results of operations or financial conditions. U.S Treasury regulations, administrative interpretations or court decisions interpreting the Tax Reform Act may require changes in NTIC’s estimates, which could have a material adverse effect on NTIC’s business, results of operations or financial conditions.

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

NTIC may grow its business through additional joint ventures, subsidiaries, alliances and acquisitions, which could be risky and harm its business.

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

In addition to its direct sales force, NTIC relies on its joint ventures, distributors, manufacturer’s sales representatives and other agents to market and sell its products in the United States and internationally. NTIC’s joint ventures, distributors, manufacturer’s sales representatives and other agents might terminate their relationship with NTIC or devote insufficient sales efforts to NTIC’s products. NTIC does not control its joint ventures, distributors, manufacturer’s sales representatives and other agents and they may not be successful in implementing NTIC’s marketing plans. NTIC’s failure to maintain its existing relationships with these entities, or its failure to recruit and retain additional skilled joint venture partners, distributors, manufacturer’s sales representatives and other agents could have an adverse effect on NTIC’s operations. It is anticipated that several of NTIC’s joint venture partners will retire during the next several years which will require a transition on the part of the joint venture as well as NTIC and could harm NTIC’s relationship with the joint venture and NTIC’s business.

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

NTIC’s success is dependent upon the efforts of a small management team and group of employees. NTIC’s future success will depend in large part on its ability to retain its key employees and identify, attract and retain other highly qualified managerial, technical, research and development, sales and marketing and customer service personnel when needed. Competition for these individuals may be intense, especially in the markets in which NTIC operates. NTIC may not succeed in identifying, attracting and retaining these personnel. Inadequate performance by any of NTIC’s limited staff could have a negative impact on the performance of the company. NTIC’s current management, other than its President and Chief Executive Officer, does not have any material stock ownership in NTIC. In addition, none of NTIC’s employees have any contractual obligation to maintain his or her employment with NTIC. The loss or interruption of services of any of NTIC’s key personnel, including in particular its technical personnel, the inability to identify, attract or retain qualified personnel in the future, delays in hiring qualified personnel, or any employee slowdowns, strikes or similar actions could make it difficult for NTIC to manage its business and meet key objectives, which could harm NTIC’s business, financial condition and operating results.

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

The manufacture, sale and use of NTIC’s Natur-Tec® bio-plastic resin compounds are subject to regulation by the U.S. FDA. The FDA’s regulations are concerned with substances used indirectly in food packaging materials, not with specific finished food packaging products. Thus, food and beverage containers are in compliance with FDA regulations if the components used in the food and beverage containers: (i) are approved by the FDA as indirect food additives for their intended uses and comply with the applicable FDA indirect food additive regulations; or (ii) are generally recognized as safe for their intended uses and are of suitable purity for those intended uses. NTIC believes that its Natur-Tec® resin compounds comply with all FDA requirements. However, failure to comply with FDA regulations could subject NTIC to administrative, civil or criminal penalties.

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

NTIC’s quarterly operating results vary from quarter to quarter for a variety of reasons. For example, NTIC’s quarterly sales to joint ventures can be affected by individual orders to joint ventures. Because of the typical size of individual orders to joint ventures and overall size of NTIC’s net sales to joint ventures, the timing of one or more orders can affect materially NTIC’s quarterly sales to joint ventures and the comparisons to prior year quarters. In addition, because of the typical size of individual orders and overall size of NTIC’s net sales derived from sales of Natur-Tec® products, the timing of one or more orders can materially affect NTIC’s quarterly sales of Natur-Tec® products and the comparisons to prior year quarters. Furthermore, since ZERUST® products for the oil and gas industry typically carry higher margins than other traditional ZERUST® products, the amount of sales of ZERUST® products for the oil and gas industry typically affects NTIC’s overall margins. Such variability in operating results makes the prediction of NTIC’s net sales, earnings and other operating results for each quarter difficult and increases the risk of unanticipated variations in quarterly operating results. NTIC’s quarterly results have been and, in the future, may be below the expectations of public market analysts and investors.

NTIC is exposed to risks relating to its evaluation of its internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Sarbanes-Oxley Act of 2002 and related and other regulations implemented by the SEC and the Nasdaq Stock Market, are challenging for small publicly-held companies, including NTIC. NTIC’s efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, significant general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, NTIC’s efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding NTIC’s assessment of its internal control over financial reporting have required and will continue to require the expenditure of significant financial and managerial resources. Although NTIC’s management has concluded that NTIC’s internal control over financial reporting was effective as of August 31, 2018, no assurance can be provided that NTIC’s management will reach a similar conclusion as of any later date. NTIC’s failure to maintain effective internal control over financial reporting may have an adverse effect on its stock price.

NTIC’s compliance with accounting principles generally accepted in the United States of America and any changes in such principles might adversely affect NTIC’s operating results and financial condition. Any requirement to consolidate NTIC’s joint ventures could adversely affect NTIC’s operating results and financial condition.

If there were a change in accounting rules and NTIC were required to fully consolidate its joint ventures or if NTIC’s joint ventures otherwise would be required to be consolidated with NTIC, NTIC and the individual joint venture would incur significant additional costs. In addition, other accounting pronouncements issued in the future could have a material cost associated with NTIC’s implementation of such new accounting pronouncements.

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

The number of shares of NTIC’s common stock being traded daily is often very low and on some trading days, there is no trading volume at all. During fiscal 2018, the daily trading volume ranged from zero shares to 47,000 shares. Any NTIC stockholder wishing to sell his, her or its stock may cause a significant fluctuation in the trading price of NTIC’s common stock. In addition, low trading volume of a stock increases the possibility that, despite rules against such activity, the price of the stock may be manipulated by persons acting in their own self-interest. NTIC may not have adequate market makers and market making activity to prevent manipulation in its common stock.

The price and trading volume of NTIC’s common stock has been, and may continue to be, volatile.

The market price and trading volume of NTIC’s common stock price historically has fluctuated over a wide range. During fiscal 2018, the sale price of NTIC’s common stock ranged from a low of $15.75 per share to a high of $41.90 per share, and the daily trading volume ranged from zero shares to 47,000 shares. It is likely that the price and trading volume of NTIC’s common stock will continue to fluctuate in the future. The securities of small capitalization companies, including NTIC, from time to time experience significant price and volume fluctuations, often unrelated to the operating performance of these companies. Securities class action litigation is sometimes brought against a company following periods of volatility in the market price of its securities or for other reasons. NTIC may become the target of similar litigation, especially if NTIC fails to meet its annual projected financial guidance or lower its annual projected financial guidance. Securities litigation, whether with or without merit, could result in substantial costs and divert management’s attention and resources, which could harm NTIC’s business, financial condition, and operating results, as well as the market price of its common stock.

A large percentage of NTIC’s outstanding common stock is held by insiders, and, as a result, the trading market for NTIC’s common stock is not as liquid as the stock of other public companies.

As of November 9, 2018, NTIC had 4,542,177 shares of common stock outstanding, of which 21.0% of these outstanding shares were beneficially owned by directors, executive officers, principal stockholders and their respective affiliates. The stock of companies with a substantial amount of stock held by insiders is usually not as liquid as the stock of other public companies where insider ownership is not as concentrated. Thus, the trading market for shares of NTIC’s common stock may not be as liquid as the stock of other public companies.

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

As of November 9, 2018, Inter Alia Holding Company, or Inter Alia, beneficially owned approximately 13.3% of NTIC’s outstanding common stock. Inter Alia is an entity partially owned by G. Patrick Lynch, NTIC’s President and Chief Executive Officer and a director, as well as two other members of the Lynch family. Mr. Lynch shares voting and dispositive power of shares of NTIC’s common stock held by Inter Alia with the other owners. As a result of his share ownership through Inter Alia and his position as President and Chief Executive Officer and a director of NTIC, Mr. Lynch may be able to influence the affairs and actions of NTIC, including matters requiring stockholder approval, such as the election of directors and approval of significant corporate transactions. The interests of Mr. Lynch and Inter Alia may differ from the interests of NTIC’s other stockholders. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of NTIC, could deprive NTIC’s stockholders of an opportunity to receive a premium for their common stock as part of a sale or merger of NTIC and may negatively affect the market price of NTIC’s common stock. Transactions that could be affected by this concentration of ownership include proxy contests, tender offers, mergers or other purchases of common stock that could give stockholders the opportunity to realize a premium over the then-prevailing market price for shares of NTIC’s common stock.

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

On March 23, 2015, NTIC and NTI Asean LLC (NTI Asean) filed a lawsuit in Tianjin No 1 Intermediate People’s Court against two individuals, Tao Meng and Xu Hui, related to breaches of duties and contractual commitments owed to NTI Asean under certain agreements related to NTIC’s former joint venture in China, Tianjin Zerust Anti-Corrosion Technologies Ltd. (Tianjin Zerust). The lawsuit alleges, among other things, that Mr. Tao Meng and Xu Hui have engaged in self-dealing, usurped business opportunities, and received economic benefits that were required to go to Tianjin Zerust. As of August 31, 2018, NTIC is not able to reasonably estimate the amount of any recovery to NTI Asean, if any.

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

The two individuals named below have been designated by NTIC’s Board of Directors as “executive officers” of NTIC. Their ages and the offices held, as of November 9, 2018, are as follows:

Name	Age	Position with NTIC
G. Patrick Lynch	51	President and Chief Executive Officer

Matthew C. Wolsfeld	44	Chief Financial Officer and Corporate Secretary

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

Other corporate officers of NTIC, their ages and the offices held, as of November 9, 2018, are as follows:

Name	Age	Position with NTIC
Vineet R. Dalal	49	Vice President and Director – Global Market Development – Natur-Tec®

Gautam Ramdas	45	Vice President and Director – Global Market Development – Oil & Gas

Vineet R. Dalal, an employee of NTIC since 2004, has served as Vice President and Director – Global Market Development – Natur-Tec® since November 2005. Prior to joining NTIC, Mr. Dalal was a Principal in the Worldwide Product Development Practice of PRTM, a management consultancy to technology-based companies (now part of PricewaterhouseCoopers Management Consulting). In this position, Mr. Dalal consulted to several Fortune 500 companies, in the areas of product strategy, Product Lifecycle Management (PLM) and technology management. Prior to that, Mr. Dalal held positions in program management and design engineering at National Semiconductor Corporation in Santa Clara, California. Mr. Dalal received an M.B.A. degree from the University of Michigan Ross School of Business in Ann Arbor, Michigan. He also holds an M.S. degree in Electrical and Computer Engineering from Oregon State University, and a B.Eng. degree in Electronics Engineering from Karnatak University, India.

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

Market Information

NTIC’s common stock is listed for trading on the Nasdaq Global Market under the symbol “NTIC.” The following table sets forth the high and low daily sales prices for NTIC’s common stock, as reported by the Nasdaq Global Market, for the fiscal quarter indicated:

	High	Low
Fiscal 2018
Fourth Quarter	$41.90	$30.61
Third Quarter	33.00	21.41
Second Quarter	27.00	18.31
First Quarter	22.00	15.75

Fiscal 2017
Fourth Quarter	$18.50	$14.95
Third Quarter	19.30	15.00
Second Quarter	15.85	12.55
First Quarter	14.25	12.50

Dividends

During fiscal 2018, the Company’s Board of Directors declared cash dividends on the following dates in the following amounts to the following holders of the Company’s common stock:

Declaration Date	Amount	Record Date	Payable Date
November 20, 2017	$0.10	December 8, 2017	December 21, 2017
January 24, 2018	$0.10	February 8, 2018	February 21, 2018
April 25, 2018	$0.10	May 9, 2018	May 23, 2018
July 25, 2018	$0.10	August 8, 2018	August 22, 2018

On October 24, 2018, NTIC’s Board of Directors declared a cash dividend of $0.12 per share of NTIC’s common stock, payable on November 21, 2018 to stockholders of record on November 7, 2018. Although NTIC’s Board of Directors intends to declare regular quarterly cash dividends going forward, the payment of any future dividends will be determined by NTIC’s Board of Directors in light of conditions then existing, including NTIC’s earnings, financial condition, cash requirements, restrictions in financing agreements, business conditions and other factors.

Number of Record Holders

As of August 31, 2018, there were 167 record holders of NTIC’s common stock. This does not include shares held in “street name” or beneficially owned.

Recent Sales of Unregistered Equity Securities

NTIC did not sell any shares of its common stock or any other equity securities of NTIC that were not registered under the Securities Act of 1933, as amended, during the fourth quarter of fiscal 2018.

Issuer Purchases of Equity Securities

The following table shows NTIC’s fourth quarter of fiscal 2018 stock repurchase activity.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
June 1, 2018 through June 30, 2018	0	N/A	0	(1)
July 1, 2018 through July 31, 2018	0	N/A	0	(1)
August 1, 2018 through August 31, 2018	0	N/A	0	(1)
Total	0	N/A	0	(1)(2)

(1)	On January 15, 2015, NTIC’s Board of Directors authorized the repurchase of up to $3,000,000 in shares of NTIC common stock through open market purchases or unsolicited or solicited privately negotiated transactions. This program has no expiration date but may be terminated by NTIC’s Board of Directors at any time.

(2)	As of August 31, 2018, up to $2,640,548 in shares of NTIC common stock remained available for repurchase under NTIC’s stock repurchase program.

Item 6.	SELECTED FINANCIAL DATA

The following tables set forth certain of NTIC’s selected consolidated financial data as of the dates and for the years indicated. The selected consolidated financial data was derived from NTIC’s consolidated financial statements. The audited consolidated financial statements as of August 31, 2018 and 2017 and for the fiscal years ended August 31, 2018 and 2017 are included elsewhere in this report. The audited consolidated financial statements as of August 31, 2016, 2015 and 2014 and for the fiscal years ended August 31, 2016, 2015 and 2014 are not included in this report. Historical results are not necessarily indicative of the results to be expected for any future period.

	Fiscal Year Ended August 31,
	2018	2017	2016	2015	2014
Statements of Operations Data:
Net sales, excluding joint ventures	$48,516,749	$36,346,645	$30,211,660	$27,491,392	$23,601,514
Net sales, to joint ventures	2,908,072	3,222,478	2,721,905	2,831,301	3,224,594
Total net sales	51,424,821	39,569,123	32,933,565	30,322,693	26,826,108
Cost of goods sold	34,165,440	26,316,511	22,320,156	20,555,932	17,803,153
Gross profit	17,259,381	13,252,612	10,613,409	9,766,761	9,022,955
Equity in income from joint ventures	7,527,383	5,898,908	4,743,831	5,936,565	5,920,603
Fees for services provided to joint ventures	6,142,139	5,452,687	5,137,710	5,715,491	8,142,863
Total joint venture operations	13,669,522	11,351,595	9,881,541	11,652,056	14,063,466
Selling expenses	10,886,011	9,283,310	6,255,353	5,820,748	5,221,738
General and administrative expenses	8,500,490	7,807,563	8,232,369	8,399,146	6,801,545
Research and development expenses	3,524,953	2,912,393	4,724,596	4,047,279	4,368,752
Total operating expenses	22,911,454	20,003,266	19,212,318	18,267,173	16,392,035
Operating income	8,017,449	4,600,941	1,282,551	3,151,644	6,694,386
Interest income	99,463	43,539	42,115	34,835	11,617
Interest expense	(17,962)	(20,382)	(13,261)	(20,960)	(47,322)
Impairment on investment at carrying value	—	—	(1,883,668)	—	—
Other income	—	—	—	515	4,393
Income (loss) before income taxes	8,098,950	4,624,098	(572,182)	3,166,034	6,663,074
Income tax expense	876,103	699,519	626,120	648,674	1,124,662
Net income (loss)	7,222,847	3,924,579	(1,198,302)	2,517,360	5,538,412
Net income (loss) attributable to non-controlling interests	521,481	502,453	(330,788)	727,789	1,432,040
Net income (loss) attributable to NTIC	$6,701,366	$3,422,126	$(867,514)	$1,789,571	$4,106,372
Net income (loss) attributable to NTIC per common share:
Basic	$1.48	$0.76	$(0.19)	$0.40	$0.92
Diluted	$1.43	$0.75	$(0.19)	$0.38	$0.90
Weighted-average common shares assumed outstanding:
Basic	4,538,838	4,528,611	4,537,504	4,521,788	4,454,836
Diluted	4,685,202	4,577,359	4,537,504	4,649,060	4,579,498

Balance Sheet Data:
Cash and cash equivalents	$4,163,023	$6,360,201	$3,395,274	$2,623,981	$2,477,017
Available for sale securities	3,300,110	3,766,984	2,243,864	2,027,441	5,519,766
Total current assets	30,567,773	26,067,618	20,942,171	19,275,612	22,319,966
Total assets	63,549,233	56,612,693	51,070,050	51,565,648	54,057,775
Total current liabilities	7,730,182	4,894,617	3,994,102	3,671,841	4,466,655
Non-controlling interests	2,742,310	2,857,448	2,540,973	3,019,702	3,837,257
Total stockholders’ equity	53,076,741	48,860,628	44,543,975	44,874,105	45,753,863
Total equity	55,819,051	51,718,076	47,075,948	47,893,807	49,591,120

	Fiscal Year Ended August 31,
	2018	2017	2016	2015	2014
Other Financial Data:
Net cash provided by (used in) operating activities	$608,687	$5,735,691	$2,055,607	$(755,545)	$7,422,912
Net cash (used in) provided by investing activities	(300,109)	(2,607,915)	(955,240)	1,901,224	7,457,380
Net cash used in by financing activities	(2,372,124)	(226,690)	(270,247)	(874,652)	(1,814,418)
Effect of exchange rate changes on cash and cash equivalents	(133,632)	63,839	(18,826)	(124,064)	11,646

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

This Management’s Discussion and Analysis is organized in the following major sections:

•	Business Overview. This section provides a brief overview description of NTIC’s business, focusing in particular on developments during the most recent fiscal year.

•	NTIC’s Subsidiaries and Joint Venture Network. This section provides a brief overview of NTIC’s subsidiaries and its joint venture network, the joint ventures which are considered individually significant to NTIC’s consolidated assets and income and how NTIC’s joint ventures are accounted for by NTIC.

•	Financial Overview. This section provides a brief summary of NTIC’s financial results and financial condition for fiscal 2018 compared to 2017.

•	Sales and Expense Components. This section provides a brief description of the significant line items in NTIC’s consolidated statements of operations.

•	Results of Operations. This section provides an analysis of the significant line items in NTIC’s consolidated statements of operations.

•	Liquidity and Capital Resources. This section provides an analysis of NTIC’s liquidity and cash flows and a discussion of NTIC’s financial condition and financial commitments.

•	Inflation and Seasonality. This section describes the effects of inflation and seasonality, if any, on NTIC’s business and operating results.

•	Market Risk. This section describes material market risks to which NTIC is subject.

•	Related Party Transactions. This section describes any material related party transactions to which NTIC is a party.

•	Off-Balance Sheet Arrangements. This section describes NTIC’s material off-balance sheet arrangements.

•	Critical Accounting Policies and Estimates. This section discusses NTIC’s critical accounting policies and estimates which require NTIC to exercise subjective or complex judgments in their application. All of NTIC’s significant accounting policies, including its critical accounting estimates, are summarized in Note 1 to NTIC’s consolidated financial statements.

•	Recent Accounting Pronouncements. This section references Note 2 to NTIC’s consolidated financial statements, which summarizes effect of recently issued accounting pronouncements on NTIC’s results of operations and financial condition.

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

Natur-Tec® biobased and compostable plastics are manufactured using NTIC’s patented and/or proprietary technologies and are intended to replace conventional petroleum-based plastics. The Natur-Tec® biopolymer resin compound portfolio includes formulations that have been optimized for a variety of applications including blown-film extrusion, extrusion coating, injection molding, and engineered plastics. These resin compounds are certified to be fully biodegradable in a composting environment and are currently being used to produce finished products including can liners, shopping and grocery bags, lawn and leaf bags, branded apparel packaging bags and accessories, and various foodservice ware items, such as disposable cutlery, drinking straws, food-handling gloves and coated paper products. In North America, NTIC markets its Natur-Tec® resin compounds and finished products primarily through a network of regional and national distributors as well as independent agents. NTIC continues to see significant opportunities for finished bioplastic products and, therefore, continues to strengthen and expand its North American distribution network for finished Natur-Tec® bioplastic products. Internationally, NTIC sells its Natur-Tec® resin compounds and finished products both directly and through its wholly-owned subsidiary in China, NTIC China, its majority-owned subsidiary in India, Natur-Tec India Private Limited (Natur-Tec India), and through distributors and certain joint ventures.

NTIC’s Subsidiaries and Joint Venture Network

NTIC has ownership interests in six operating subsidiaries in North America, South America, Europe and Asia. The following table sets forth a list of NTIC’s operating subsidiaries as of November 9, 2018, the country in which the subsidiary is organized and NTIC’s ownership percentage in each subsidiary:

Subsidiary Name	Country	NTIC Percent (%) Ownership
NTIC (Shanghai) Co., Ltd	China	100%
NTI Asean LLC	United States	60%
Zerust Prevenção de Corrosão S.A.	Brazil	85%
ZERUST-EXCOR MEXICO, S. de R.L. de C.V	Mexico	100%
Natur-Tec India Private Limited	India	75%
NTIC Europe GmbH	Germany	100%

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

NTIC’s consolidated net sales increased 30.0% during fiscal 2018 compared to fiscal 2017. This increase was primarily a result of increased demand of ZERUST® rust and corrosion inhibiting packaging products and services and the addition of new customers in North America and China and an increase in sales of Natur-Tec® products.

During fiscal 2018, 80.5% of NTIC’s consolidated net sales were derived from sales of ZERUST® products and services, which increased 26.2% to $41,374,305 during fiscal 2018 compared to $32,789,283 during fiscal 2017. This increase was due to increased demand of ZERUST® rust and corrosion inhibiting packaging products and services and the addition of new customers in North America and China. NTIC has focused its sales efforts of ZERUST® products and services by strategically targeting customers with specific corrosion issues in new market areas, including the oil and gas industry and other industrial sectors that offer sizable growth opportunities. NTIC’s consolidated net sales for fiscal 2018 included $3,066,953 of sales made to customers in the oil and gas industry compared to $1,720,162 for fiscal 2017. Overall demand for ZERUST® products and services depends heavily on the overall health of the markets in which NTIC sells its products, including the automotive, oil and gas, agriculture, and mining markets in particular.

During fiscal 2018, 19.5% of NTIC’s consolidated net sales were derived from sales of Natur-Tec® products compared to 17.1% during fiscal 2017. Net sales of Natur-Tec® products increased 48.2% to $10,050,516 during fiscal 2018 compared to fiscal 2017 primarily due to an increase in finished product sales in North America and finished product sales at NTIC’s majority owned subsidiary in India, Natur-Tec India Private Limited (Natur-Tec India).

Cost of goods sold as a percentage of net sales decreased slightly to 66.4% during fiscal 2018 compared to 66.5% during fiscal 2017. This decrease was primarily as a result of increased net sales and cost reductions realized on the raw materials associated with NTIC’s ZERUST® industrial products.

NTIC’s equity in income from joint ventures increased 27.6% to $7,527,383 during fiscal 2018 compared to $5,898,908 during fiscal 2017. This increase was primarily due to a corresponding increase in net sales at the joint ventures, which were $120,060,897 during fiscal 2018, compared to $101,261,132 during fiscal 2017. The increase in the net sales of NTIC’s joint ventures was due primarily to higher sales from existing customers for new and existing products due to increased demand. The increase in net sales of NTIC’s joint ventures resulted in a corresponding increase in fees for services provided to joint ventures as such fees are a function of net sales of NTIC’s joint ventures.

NTIC’s total operating expenses increased $2,908,188, or 14.5%, to $22,911,454 during fiscal 2018 compared to $20,003,266 in fiscal 2017. This increase was primarily due to an increase in NTIC’s personnel expenses in North America and China, including an increase in the management bonus accrual of $1,138,000.

NTIC spent $3,524,953 in fiscal 2018 in connection with its research and development activities, compared to $2,912,393 in fiscal 2017. NTIC anticipates that it will spend between $3,200,000 and $3,600,000 in fiscal 2019 on research and development activities.

Net income attributable to NTIC increased to $6,701,366, or $1.43 per diluted common share, for fiscal 2018 compared to net income of $3,422,126, or $0.75 per diluted common share, for fiscal 2017. This increase was primarily the result of the increase in net sales and corresponding gross profit, as well as the increase in income from joint venture operations, partially offset by the increase in operating expenses, as previously described. This increase was partially offset by the impact of the one-time provisional adjustment of $700,000 related to the Tax Cuts and Jobs Act (Tax Reform Act), as described in more detail below.

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

NTIC’s working capital, as defined as current assets less current liabilities, was $22,837,591 at August 31, 2018, including $4,163,023, in cash and cash equivalents and $3,300,110 in available for sale securities, compared to $21,173,001 at August 31, 2017, including $6,360,201 in cash and cash equivalents and $3,766,984 in available for sale securities.

During fiscal 2018, the Company’s Board of Directors declared quarterly cash dividends of $0.10 per share. On October 24, 2018, the Company’s Board of Directors announced an increase in the quarterly cash dividend of 20% to $0.12 per share.

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

Fees for Services Provided to Joint Ventures. NTIC provides certain services to its joint ventures including consulting, legal, travel, insurance, technical and marketing services. NTIC receives fees for these services it provides to its joint ventures based primarily on the net sales by NTIC’s joint ventures, the latter of which are not included in NTIC’s net sales reflected on NTIC’s consolidated statements of operations. The fees for services received by NTIC from its joint ventures are generally determined based on either a flat fee or a percentage of net sales by NTIC’s joint ventures depending on local laws and tax regulations. With respect to EXCOR, NTIC receives an agreed upon fixed quarterly fee for such services. NTIC records revenue related to fees for services provided to joint ventures when earned, amounts are determinable, and collectability is reasonably assured. Under NTIC’s agreements with its joint ventures in which the fees for services is described, fees are earned when the joint venture recognizes the revenue.

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

Interest Expense. Interest expense results primarily from interest associated with any borrowings under NTIC’s line of credit with PNC Bank, National Association (PNC Bank).

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

Results of Operations

Fiscal Year 2018 Compared to Fiscal Year 2017

The following table sets forth NTIC’s results of operations for fiscal 2018 and fiscal 2017.

	Fiscal 2018	% of Net Sales	Fiscal 2017	% of Net Sales	$ Change	% Change
Net sales, excluding joint ventures	$48,516,749	94.3%	$36,346,645	91.9%	$12,170,104	33.5%
Net sales, to joint ventures	2,908,072	5.7%	3,222,478	8.1%	(314,406)	(9.8)%
Cost of goods sold	34,165,440	66.4%	26,316,511	66.5%	7,848,929	29.8%
Equity in income from joint ventures	7,527,383	14.6%	5,898,908	14.9%	1,628,475	27.6%
Fees for services provided to joint ventures	6,142,139	11.9%	5,452,687	13.8%	689,452	12.6%
Selling expenses	10,886,011	21.2%	9,283,310	23.5%	1,602,701	17.3%
General and administrative expenses	8,500,490	16.5%	7,807,563	19.7%	692,927	8.9%
Research and development expenses	3,524,953	6.9%	2,912,393	7.4%	612,560	21.0%

Net Sales. NTIC’s consolidated net sales increased 30.0% to $51,424,821 during fiscal 2018 compared to $39,569,123 during fiscal 2017. NTIC’s consolidated net sales to unaffiliated customers excluding NTIC’s joint ventures increased 33.5% to $48,516,749 during fiscal 2018 compared to $36,346,645 during fiscal 2017. These increases were primarily a result of increased demand from ZERUST® products and services and the addition of new customers in North America and China and an increase in sales of Natur-Tec® products. Net sales to joint ventures decreased 9.8% to $2,908,072 in fiscal 2018 compared to fiscal 2017. This decrease was primarily a result of timing differences on various shipments to joint ventures.

The following table sets forth NTIC’s net sales by product segment for fiscal 2018 and fiscal 2017:

	Fiscal 2018	Fiscal 2017	$ Change	% Change
Total ZERUST® sales	$41,374,305	$32,789,283	$8,585,022	26.2%
Total Natur-Tec® sales	10,050,516	6,779,840	3,270,676	48.2%
Total net sales	$51,424,821	$39,569,123	$11,855,698	30.0%

During fiscal 2018, 80.5% of NTIC’s consolidated net sales were derived from sales of ZERUST® products and services, which increased 26.2% to $41,374,305 compared to $32,789,283 during fiscal 2017. This increase was due to increased demand of ZERUST® industrial products and services and the additional of new customers in North America and China and increased demand of ZERUST® oil and gas products and services. NTIC has strategically focused its sales efforts for ZERUST® products and services on customers with sizeable corrosion problems in industry sectors that offer sizable growth opportunities, including the oil and gas sector. Overall demand for ZERUST® products and services depends heavily on the overall health of the market segments to which NTIC sells its products, including the automotive, oil and gas, agriculture, and mining markets in particular.

The following table sets forth NTIC’s net sales of ZERUST® products for fiscal 2018 and fiscal 2017:

	Fiscal 2018	Fiscal 2017	$ Change	% Change
ZERUST® industrial net sales	$35,399,280	$27,846,643	$7,552,637	27.1%
ZERUST® joint venture net sales	2,908,072	3,222,478	(314,406)	(9.8)%
ZERUST® oil & gas net sales	3,066,953	1,720,162	1,346,791	78.3%
Total ZERUST® net sales	$41,374,305	$32,789,283	$8,585,022	26.2%

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

During fiscal 2018, 19.5% of NTIC’s consolidated net sales were derived from sales of Natur-Tec® products, compared to 17.1% during fiscal 2017. Sales of Natur-Tec® products increased 48.2% to $10,050,516 during fiscal 2018 compared to $6,779,840 during fiscal 2017. This increase was primarily due to an increase in finished product sales in North America and finished products sales at NTIC’ majority-owned subsidiary in India, Natur-Tec India.

Cost of Goods Sold. Cost of goods sold increased 29.8% in fiscal 2018 compared to fiscal 2017 primarily as a result of the increase in net sales as described above. Cost of goods sold as a percentage of net sales decreased slightly to 66.4% during fiscal 2018 compared to 66.5% during fiscal 2017, primarily due to product mix and the different gross profits realized on different products.

Equity in Income from Joint Ventures. NTIC’s equity in income from joint ventures increased 27.6% to $7,527,383 during fiscal 2018 compared to $5,898,908 during fiscal 2017. This increase was primarily a result of improved profitability at the joint ventures. Of the total equity in income from joint ventures, NTIC had equity in income from joint ventures of $5,549,765 attributable to EXCOR during fiscal 2018 compared to $4,185,988 attributable to EXCOR during fiscal 2017. NTIC had equity in income of all other joint ventures of $1,977,618 during fiscal 2018 compared to $1,712,920 during fiscal 2017.

Fees for Services Provided to Joint Ventures. NTIC recognized fee income for services provided to joint ventures of $6,142,139 during fiscal 2018 compared to $5,452,687 during fiscal 2017, representing an increase of 12.6% or $689,452. Fee income for services provided to joint ventures is traditionally a function of the sales made by NTIC’s joint ventures. Total net sales of NTIC’s joint ventures increased $18,799,765 during fiscal 2018 compared to $101,261,132 during fiscal 2017, representing an increase of 18.6%. Net sales of NTIC’s joint ventures are not included in NTIC’s product sales and are not included in NTIC’s consolidated financial statements. Of the total fee income for services provided to joint ventures, fees of $900,316 were attributable to EXCOR during fiscal 2018 compared to $838,627 attributable to EXCOR during fiscal 2017.

Selling Expenses. NTIC’s selling expenses increased 17.3% in fiscal 2018 compared to fiscal 2017 due primarily to increases in operating expenses associated with ZERUST® sales efforts, consisting primarily of selling and personnel expense. Selling expenses as a percentage of net sales decreased to 21.2% for fiscal 2018 compared to 23.5% in fiscal 2017 primarily due to the significant increase in net sales, partially offset by the increase in selling expenses, as previously described.

General and Administrative Expenses. NTIC’s general and administrative expenses increased 8.9% in fiscal 2018 compared to fiscal 2017 primarily due to an increase in compensation expense and an increase in operating expenses at NTIC China. As a percentage of net sales, general and administrative expenses decreased to 16.5% for fiscal 2018 from 19.7% for fiscal 2017. This decrease was due primarily to the significant increase in net sales, partially offset by the increase in general and administrative expenses as previously described.

Research and Development Expenses. NTIC’s research and development expenses increased 21.0% in fiscal 2018 compared to fiscal 2017 due primarily to increased research and development activities associated with the development of new products during the current fiscal year period.

Interest Income. NTIC’s interest income increased to $99,463 in fiscal 2018 compared to $43,539 in fiscal 2017 due to increased levels of invested cash.

Interest Expense. NTIC’s interest expense decreased to $17,962 in fiscal 2018 compared to $20,382 in fiscal 2017.

Income Before Income Tax Expense. NTIC incurred income before income tax expense equal to $8,098,950 for fiscal 2018 compared to income before income tax expense of $4,624,098 for fiscal 2017.

Income Tax Expense. Income tax expense was $876,103 during fiscal 2018 compared to $699,519 during fiscal 2017 for an effective tax rate of 10.8% and 15.1%, respectively. NTIC’s annual effective income tax rate during fiscal 2018 and 2017 was lower than the statutory rate primarily due to NTIC’s equity in income of joint ventures being recognized based on after-tax earnings of these entities.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act. The Tax Reform Act makes broad and complex changes to the U.S. tax code that has affected the Company’s fiscal year ending August 31 2018, including, but not limited to, reducing the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018, generally eliminating U.S. federal income taxes on dividends received from foreign subsidiaries and joint ventures after December 31, 2017, and imposing a one-time deemed repatriation tax on certain unremitted earnings of foreign subsidiaries and joint ventures. The Company is subject to a blended U.S. tax rate of 25.7% for the fiscal year ending August 31, 2018 as a result of the reduction of the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018.

The Tax Reform Act resulted in an increase in income tax expense of $632,523 recognized during fiscal 2018 due to the re-measurement of the Company’s net deferred tax assets to reflect the reduction in the U.S. corporate income tax rate.

Net Income Attributable to NTIC. Net income attributable to NTIC increased to $6,701,366, or $1.43, per diluted common share, for fiscal 2018 compared to $3,422,126, or $0.75, per diluted common share, for fiscal 2017, an increase of $3,279,240 or $0.68 per diluted share. This increase was primarily the result of the increases in net sales and corresponding gross profit, as well as the increases in income from joint venture operations, partially offset by the increase in operating expenses. The increase was also partially offset by the significant impact of the one-time provisional adjustment of $700,000 related to the Tax Reform Act. The impact from the enactment of the Tax Reform Act was driven by the provisional re-measurement of deferred tax assets and liabilities, which resulted in a non-cash discrete tax charge of $700,000 during fiscal 2018.

Other Comprehensive Income - Foreign Currency Translations Adjustment. The changes in the foreign currency translations adjustment was due to the fluctuation of the U.S. dollar compared to the Euro and other foreign currencies during fiscal 2018 compared to fiscal 2017.

Liquidity and Capital Resources

Sources of Cash and Working Capital. As of August 31, 2018, NTIC’s working capital was $22,837,591, including $4,163,023 in cash and cash equivalents and $3,300,110 in available for sale securities, compared to working capital of $21,173,001, including $6,360,201 in cash and cash equivalents as of August 31, 2017 and $3,766,984 in available for sale securities.

As of August 31, 2018, NTIC had a revolving line of credit with PNC Bank of $3,000,000, with no amounts outstanding.

NTIC believes that a combination of its existing cash and cash equivalents, available for sale securities, forecasted cash flows from future operations, anticipated distributions of earnings, anticipated fees to NTIC for services provided to its joint ventures, and funds available through existing or anticipated financing arrangements, will be adequate to fund its existing operations, investments in new or existing joint ventures or subsidiaries, capital expenditures, debt repayments, cash dividends and any stock repurchases for at least the next 12 months. During fiscal 2019, NTIC expects to continue to invest in NTIC China, Zerust Mexico, NTI Europe, research and development and in marketing efforts and resources into the application of its corrosion prevention technology into the oil and gas industry and its Natur-Tec® bio-plastics business, although the amounts of these various investments are not known at this time. In order to take advantage of such new product and market opportunities to expand its business and increase its revenues, NTIC may decide to finance such opportunities by borrowing under its revolving line of credit or raising additional financing through the issuance of debt or equity securities. There is no assurance that any financing transaction will be available on terms acceptable to NTIC or at all, or that any financing transaction will not be dilutive to NTIC’s current stockholders.

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

Uses of Cash and Cash Flow. Net cash provided by operating activities during fiscal 2018 was $608,687, which resulted primarily from NTIC’s net income, dividends received from joint ventures, and increases in accounts payable, accrued liabilities, depreciation and amortization, partially offset by NTIC’s equity in income from joint ventures, increases in trade receivables excluding joint ventures, inventories, and prepaid expenses and other. Net cash provided by operating activities during fiscal 2017 was $5,735,691, which resulted principally from dividends received from NTIC’s joint ventures, net income, an increase in accounts payable and depreciation and amortization, partially offset by NTIC’s equity in income from joint ventures and an increase in trade receivables.

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

NTIC experienced an increase in trade receivables as of August 31, 2018 compared to August 31, 2017. Trade receivables excluding joint ventures as of August 31, 2018 increased $4,077,477 compared to August 31, 2017, primarily related to longer collection terms in India and China and the increase in overall sales in all territories. Outstanding trade receivables excluding joint ventures balances as of August 31, 2018 increased 15 days to an average of 75 days from balances outstanding from these customers as of August 31, 2017. Outstanding trade receivables from joint ventures as of August 31, 2018 increased $69,754 compared to August 31, 2017 primarily due to the timing of payments. Outstanding balances from trade receivables from joint ventures decreased as of August 31, 2018 by an average of 17 days from an average of 96 days from balances outstanding from these customers compared to August 31, 2017. The average days outstanding of trade receivables from joint ventures as of August 31, 2018 were primarily due to the receivables balances at NTIC’s joint ventures in South Korea and Thailand.

Outstanding receivables for services provided to joint ventures as of August 31, 2018 increased $54,311 compared to August 31, 2017 and decreased by an average of 7 days from fees receivable outstanding as of August 31, 2018 to an average of 80 days compared to August 31, 2017.

Net cash used in investing activities during fiscal 2018 was $300,109, which was primarily the result of additions to property and equipment and additions to patents, partially offset by proceeds from the sale of available for sale securities. Net cash used in investing activities during fiscal 2017 was $2,607,915, which was primarily the result of cash used in the purchase of available for sale securities, additions to property and equipment, and additions to patents.

Net cash used in financing activities for fiscal 2018 was $2,372,124, which resulted from dividends paid on NTIC common stock and a dividend paid by a consolidated subsidiary to a non-controlling interest, partially offset by proceeds from stock option exercises and purchases under NTIC’s employee stock purchase plan. Net cash used in financing activities for fiscal 2017 was $226,690, which resulted from a dividend paid to a non-controlling interest and the repurchase of common stock, partially offset by proceeds from NTIC’s employee stock purchase plan and stock option exercises.

Share Repurchase Plan. On January 15, 2015, NTIC’s Board of Directors authorized the repurchase of up to $3,000,000 in shares of NTIC common stock through open market purchases or unsolicited or solicited privately negotiated transactions. This program has no expiration date but may be terminated by NTIC’s Board of Directors at any time. As of August 31, 2018, up to $2,640,548 in shares of NTIC common stock remained available for repurchase under NTIC’s stock repurchase program.

Cash Dividends. During fiscal 2018, the Company’s Board of Directors declared cash dividends on the following dates in the following amounts to the following holders of the Company’s common stock:

Declaration Date	Amount	Record Date	Payable Date
November 20, 2017	$0.10	December 8, 2017	December 21, 2017
January 24, 2018	$0.10	February 8, 2018	February 21, 2018
April 25, 2018	$0.10	May 9, 2018	May 23, 2018
July 25, 2018	$0.10	August 8, 2018	August 22, 2018

On October 24, 2018, NTIC’s Board of Directors declared a cash dividend of $0.12 per share of NTIC’s common stock, payable on November 21, 2018 to stockholders of record on November 7, 2018. Although NTIC’s Board of Directors intends to declare regular quarterly cash dividends going forward, the payment of any future dividends will be determined by NTIC’s Board of Directors in light of conditions then existing, including NTIC’s earnings, financial condition, cash requirements, restrictions in financing agreements, business conditions and other factors.

Capital Expenditures and Commitments. NTIC spent $680,502 on capital expenditures during fiscal 2018, which related primarily to the purchase of new equipment. NTIC expects to spend an aggregate of approximately $600,000 to $900,000 on capital expenditures during fiscal 2019, which it expects will relate primarily to the purchase of new equipment.

Contractual Obligations. Set forth below is information concerning NTIC’s known contractual obligations as of August 31, 2018 that are fixed and determinable by year starting with the twelve months ending August 31, 2019.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Rent obligations	$214,460	$131,840	$79,166	$3,454	$-0-

Total	$214,460	$131,840	$79,166	$3,454	$-0-

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

At the option of NTIC, outstanding advances under NTIC’s $3,000,000 revolving line of credit with PNC Bank bear interest at either (a) an annual rate based on LIBOR plus 2.15% for the applicable LIBOR interest period selected by NTIC or (b) at the rate publicly announced by PNC Bank from time to time as its prime rate, and thus may subject NTIC to some market risk on interest rates. As of August 31, 2018, NTIC had no borrowings under the line of credit.

Related Party Transactions

Since NTIC’s joint ventures are considered related parties, NTIC recorded sales to its joint ventures as a separate line item on the face of NTIC’s consolidated statements of operations and recorded fees for services provided to its joint ventures as separate line items on the face of NTIC’s consolidated statements of operations. NTIC also records as separate line items trade receivables from joint ventures, receivables for fees for services provided to joint ventures and NTIC’s investments in joint ventures on its consolidated balance sheets.

NTIC established its joint venture network approximately 30 years ago as a method to increase its worldwide distribution network for ZERUST® rust and corrosion inhibiting products and services. NTIC participates, either directly or indirectly, in 20 active joint venture arrangements in North America, Europe and Asia. Each of these joint ventures generally manufactures and markets finished products in the geographic territory to which it is assigned. NTIC’s joint venture partners are knowledgeable in the applicable environmental, labor, tax and other requisite regulations and laws of the respective foreign countries in which they operate, as well as the local customs and business practices. NTIC’s revenue recognition policy for sales to its joint ventures is the same as its policy for sales to unaffiliated customers.

The fees for services provided to joint ventures are determined based on either a flat fee or a percentage of sales depending on local laws and tax regulations. With respect to NTIC’s joint venture in Germany, EXCOR, NTIC recognizes an agreed upon quarterly fee for such services. NTIC records revenue related to fees for services provided to joint ventures when earned, amounts are determinable, and collectability is reasonably assured. Under NTIC’s agreements with its joint ventures, fee amounts are earned when product is shipped from joint venture facilities. NTIC reviews the financial situation of each joint venture to assist in the likelihood of collections on amounts earned. From time to time, NTIC elects to account for such fees on a cash basis for certain joint ventures when uncertainty exists surrounding the collections of such fees, there are no fees being accounted for in this manner at present. The expenses incurred in support of its joint ventures are direct expenses that NTIC incurs related to its joint ventures and include such items as employee compensation and benefit expenses, travel expense, insurance, consulting expense, legal expense and lab supplies and testing expense.

See Note 13 to NTIC’s consolidated financial statements for other related party transaction disclosures.

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

Accounts Receivable

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

Foreign Currency Translation (Accumulated Other Comprehensive Income)

The functional currency of each international joint venture and subsidiary is the applicable local currency. The translation of the applicable foreign currencies into U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average monthly exchange rate. Translation gains or losses are reported as an element of accumulated other comprehensive income.

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

At the option of NTIC, outstanding advances under NTIC’s $3,000,000 revolving line of credit with PNC Bank bear interest at either (a) an annual rate based on LIBOR plus 2.15% for the applicable LIBOR interest period selected by NTIC or (b) at the rate publicly announced by PNC Bank from time to time as its prime rate, and thus may subject NTIC to some market risk on interest rates. As of August 31, 2018, NTIC had no borrowings under the line of credit.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following items are included herein:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders, Audit Committee and Board of Directors

Northern Technologies International Corporation and Subsidiaries

Circle Pines, Minnesota

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Northern Technologies International Corporation and Subsidiaries (the "Company") as of August 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, equity, and cash flows, for each of the two years in the period ended August 31, 2018, and the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company’s internal control over financial reporting as of August 31, 2018, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended August 31, 2018, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2018, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Baker Tilly Virchow Krause, LLP

We have served as the Company’s auditor since 2004.

Minneapolis, Minnesota

November 13, 2018

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - AUGUST 31, 2018 AND 2017

	August 31, 2018	August 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,163,023	$6,360,201
Available for sale securities	3,300,110	3,766,984
Receivables:
Trade excluding joint ventures, less allowance for doubtful accounts of $50,000 as of August 31, 2018 and $40,000 at August 31, 2017	9,920,108	5,912,631
Trade joint ventures	761,506	691,752
Fees for services provided to joint ventures	1,357,255	1,302,944
Income taxes	273,333	137,256
Inventories	9,130,861	7,456,552
Prepaid expenses	1,661,577	439,298
Total current assets	30,567,773	26,067,618

PROPERTY AND EQUIPMENT, NET	7,168,826	7,359,662

OTHER ASSETS:
Investments in joint ventures	22,950,995	20,035,074
Deferred income taxes	1,551,536	1,756,565
Patents and trademarks, net	1,156,257	1,322,089
Other	153,849	71,685
Total other assets	25,812,637	23,185,413
Total assets	$63,549,236	$56,612,693

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,905,034	$2,676,610
Income taxes payable	70,892	—
Accrued liabilities:
Payroll and related benefits	2,747,303	1,540,386
Other	1,006,953	677,621
Total current liabilities	7,730,182	4,894,617

COMMITMENTS AND CONTINGENCIES (Note 15)
EQUITY:
Preferred stock, no par value; authorized 10,000 shares; none issued and outstanding	—	—
Common stock, $0.02 par value per share; authorized 15,000,000 shares as of August 31, 2018 and 10,000,000 shares as of August 31, 2017; issued and outstanding 4,541,303 and 4,535,018, respectively	90,826	90,700
Additional paid-in capital	14,619,777	14,163,509
Retained earnings	41,963,341	37,077,483
Accumulated other comprehensive loss	(3,597,199)	(2,471,064)
Stockholders’ equity	53,076,745	48,860,628
Non-controlling interests	2,742,309	2,857,448
Total equity	55,819,054	51,718,076
Total liabilities and equity	$63,549,236	$56,612,693

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED AUGUST 31, 2018 AND 2017

	2018	2017
NET SALES:
Net sales, excluding joint ventures	$48,516,749	$36,346,645
Net sales, to joint ventures	2,908,072	3,222,478
Total net sales	51,424,821	39,569,123
Cost of goods sold	34,165,440	26,316,511
Gross profit	17,259,381	13,252,612

JOINT VENTURE OPERATIONS:
Equity in income from joint ventures	7,527,383	5,898,908
Fees for services provided to joint ventures	6,142,139	5,452,687
Total joint venture operations	13,669,522	11,351,595

OPERATING EXPENSES:
Selling expenses	10,886,011	9,283,310
General and administrative expenses	8,500,490	7,807,563
Research and development expenses	3,524,953	2,912,393
Total operating expenses	22,911,454	20,003,266

OPERATING INCOME	8,017,449	4,600,941

INTEREST INCOME	99,463	43,539
INTEREST EXPENSE	(17,962)	(20,382)

INCOME BEFORE INCOME TAX EXPENSE	8,098,950	4,624,098

INCOME TAX EXPENSE	876,103	699,519

NET INCOME	7,222,847	3,924,579

NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	521,481	502,453

NET INCOME ATTRIBUTABLE TO NTIC	$6,701,366	$3,422,126

NET INCOME ATTRIBUTABLE TO NTIC PER COMMON SHARE:
Basic	$1.48	$0.76
Diluted	$1.43	$0.75

WEIGHTED AVERAGE COMMON SHARES
ASSUMED OUTSTANDING:
Basic	4,538,838	4,528,611
Diluted	4,685,202	4,577,359

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.40	$0.00

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED AUGUST 31, 2018 AND 2017

	2018	2017
NET INCOME	$7,222,847	$3,924,579
OTHER COMPREHENSIVE INCOME (LOSS) – FOREIGN CURRENCY TRANSLATION ADJUSTMENT	(1,162,755)	552,575

COMPREHENSIVE INCOME	6,060,092	4,477,154

COMPREHENSIVE INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	484,861	516,475

COMPREHENSIVE INCOME ATTRIBUTABLE TO NTIC	$5,575,231	$3,960,679

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

YEARS ENDED AUGUST 31, 2018 AND 2017 .

	STOCKHOLDERS’ EQUITY
					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	Controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Equity

BALANCE AT AUGUST 31, 2016	4,533,416	$90,668	$13,798,567	$33,655,357	$(3,009,617)	$2,540,973	$47,075,948
Repurchase of common stock	(14,525)	(291)	(195,934)	—	—-	—	(196,225)
Stock options exercised	12,000	240	122,759	—	—	—	122,999
Stock issued for employee stock purchase plan	4,127	83	46,453	—	—	—	46,536
Stock option expense	—	—	391,664	—	—	—	391,664
Dividend received by non-controlling interest	—	—	—	—	—	(200,000)	(200,000)
Comprehensive income	—	—	—	3,422,126	538,553	516,475	4,477,154
BALANCE AT AUGUST 31, 2017	4,535,018	90,700	14,163,509	37,077,483	(2,471,064)	2,857,448	51,718,076
Stock options exercised	4,410	88	15,345	—	—	—	15,433
Stock issued for employee stock purchase plan	1,875	38	27,913	—-	—	—	27,951
Stock option expense	—	—	413,010	—	—	—	413,010
Dividends paid to shareholders	—-	—	—	(1,815,508)	—-	—	(1,815,508)
Dividend received by non-controlling interest	—	—	—	—	—	(600,000)	(600,000)
Comprehensive income	—	—	—	6,701,366	(1,126,135)	484,861	6,060,092
BALANCE AT AUGUST 31, 2018	4,541,303	$90,826	$14,619,777	$41,963,341	$(3,597,199)	$2,742,309	$55,819,054

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED AUGUST 31, 2018 AND 2017

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,222,847	$3,924,579
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	413,010	391,664
Depreciation expense	853,555	787,111
Amortization expense	252,312	119,033
Equity in income from joint ventures	(7,527,383)	(5,898,908)
Dividends received from joint ventures	3,697,503	6,377,054
Gain (loss) on disposal of property and equipment	(10,723)	50,000
Deferred income taxes	186,808	(117,298)
Changes in current assets and liabilities:
Receivables:
Trade, excluding joint ventures	(4,372,619)	(1,092,187)
Trade, joint ventures	(69,754)	100,151
Fees for services provided to joint ventures	(54,311)	103,643
Income taxes	(191,090)	90,926
Inventories	(1,909,253)	305,268
Prepaid expenses and other	(1,317,269)	8,454
Accounts payable	1,641,132	(129,371)
Income tax payable	73,546	(27,297)
Accrued liabilities	1,720,376	742,869
Net cash provided by operating activities	608,687	5,735,691

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(680,502)	(922,270)
Purchase of available for sale securities	(1,518,596)	(3,000,000)
Proceeds from the sale of available for sale securities	1,985,470	1,476,880
Additions to patents	(86,481)	(162,525)
Net cash used in investing activities	(300,109)	(2,607,915)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividend received by non-controlling interest	(600,000)	(200,000)
Repurchase of common stock	—	(196,225)
Dividends paid on NTIC common stock	(1,815,508)	—
Proceeds from employee stock purchase plan	27,951	46,536
Proceeds from exercise of stock options	15,433	122,999
Net cash used in financing activities	(2,372,124)	(226,690)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(133,632)	63,841

NET INCREASE IN CASH AND CASH EQUIVALENTS	(2,197,178)	2,964,927
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	6,360,201	3,395,274

CASH AND CASH EQUIVALENTS AT END OF YEAR	$4,163,023	$6,360,201

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED AUGUST 31, 2018 AND 2017

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

Trade Receivable – Payment terms for the Company’s unaffiliated customers are determined based on credit risk and vary by customer. The Company typically offers standard payment terms to unaffiliated customers of net 30 days. The Company does not accrue interest on past due accounts receivable. The Company reviews the credit histories of its customers before extending unsecured credit. The Company presents accounts and notes receivable, net of an allowance for doubtful accounts. Each quarter, the Company prepares an analysis of its ability to collect outstanding receivables that provides a basis for an allowance estimate for doubtful accounts. In doing so, the Company evaluates the age of its receivables, past collection history, current financial conditions of key customers and its joint ventures, and economic conditions. Based on this evaluation, the Company establishes a reserve for specific accounts and notes receivable that it believes are uncollectible, as well as an estimate of uncollectible receivables not specifically known. The Company believes that an analysis of historical trends and its current knowledge of potential collection problems provide the Company with sufficient information to establish a reasonable estimate for an allowance for doubtful accounts. In the event the Company determines that a smaller or larger uncollectible accounts reserve is appropriate; the Company records a credit or charge to selling expense in the period that it made such determination. Accounts receivable have been reduced by an allowance for uncollectible accounts of $50,000 as of August 31, 2018 and $40,000 as of August 31, 2017. Accounts are considered past due based on terms agreed upon between the Company and the customer. Accounts receivable are written-off only after all collection attempts have failed and are based on individual credit evaluation and specific circumstances of the customer.

Trade Receivables from Joint Ventures – Trade receivables from joint ventures arise from sales of products the Company makes to its joint ventures. Payment terms for the Company’s joint ventures also are determined based on credit risk; however, additional consideration also is given to the individual joint venture due to the transportation time associated with ocean delivery of most products and certain other factors. Generally, accounts receivable from the Company’s joint ventures unpaid after 90 days are considered past due. The Company does not accrue interest on past due balances. The Company periodically reviews amounts due from its joint ventures for collectability and based on past experience and continuous review of the balances due, determined an allowance for doubtful accounts related to its joint venture receivables is not necessary as of August 31, 2018 or 2017.

Fees for Services Provided to Joint Ventures – The Company provides services to its joint ventures including consulting, legal, travel, insurance, technical and marketing services. The Company receives fees for the services it provides to its joint ventures. The fees for services received by the Company from its joint ventures are generally based on either a flat fee or a percentage of net sales by the Company’s joint ventures depending on local laws and tax regulations. The Company recognizes revenues related to fees for services provided to its joint ventures when earned, amounts are determinable, and collectability is reasonably assured. Under the Company’s agreements with its joint ventures, amounts are earned when product is shipped from joint venture facilities. The Company reviews the financial situation of each of its joint ventures to assist in the likelihood of collections on amounts earned. The Company accounts for these fees on a cash basis if uncertainty exists surrounding the collection of such fees.

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

Inventories - Inventories are recorded at the lower of cost (first-in, first-out basis) or net realizable value.

Property and Depreciation - Property and equipment are stated at cost. Depreciation is computed using the straight-line method based on the estimated service lives of the various assets as follows:

Buildings and improvements (years)	5	-	30
Machinery and equipment (years)	3	-	10

Patents and Trademarks – Patents and Trademarks, including acquisition costs, are stated at cost, less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives of the respective assets. Upon retirement, the cost of assets disposed, and the related accumulated amortization are removed from the accounts and any resulting gain or loss is credited or charged to operations.

Investments in Joint Ventures - Investments in the Company’s joint ventures are accounted for using the equity method. Under the equity method, investments are initially recorded at cost and are adjusted for dividends, distributed and undistributed earnings and losses, changes in foreign currency exchange rates and additional investments. In the event the Company’s share of joint venture’s cumulative losses exceeds the Company’s investment balance, the balance is reported at zero value until proportionate income exceeds the losses. The Company assesses its joint ventures for impairment on an annual basis as of August 31 of each year as part of its fiscal year end analysis. In addition to the annual review for impairment, the Company reviews the operating results of each joint venture on a quarterly basis in comparison to its historical operating results and its accrual of fees for services provided to joint ventures. If the operating results of a joint venture do not meet financial performance expectations, an additional evaluation is performed on the joint venture. The Company’s evaluation of its investments in joint ventures requires the Company to make assumptions about future cash flows of its joint ventures. These assumptions require significant judgment and actual results may differ from assumed or estimated amounts. All investments in joint ventures have positive equity as of August 31, 2018 and 2017. The Company considers any of its joint ventures to be significant and discloses entity specific financial information if the joint venture’s income or assets make up more than 20% of the Company’s total assets or income.

The Company classifies distributions received from its joint ventures based on the nature of the distributions, generally, as a return on its investment in operating activities on the consolidated statements of cash flows.

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

Income Taxes - The Company utilizes the asset and liability method of accounting for income taxes which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Deferred income tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in operations in the period that includes the enactment date.

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

Subsequent Events – The Company has evaluated events occurring after the date of the consolidated financial statements for events requiring disclosure in the consolidated financial statements.

Use of Estimates - The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

In March 2016, the FASB issued ASU No. 2016-07, “Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting.” Among other things, the amendments in ASU 2016-07 eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. The amendments require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The Company adopted this new standard in the first quarter of fiscal 2018 on a prospective basis. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Stock Compensation, (Topic 718), which is intended to simplify several aspects of the accounting for share-based payment award transactions. The Company adopted this new guidance in the first quarter of fiscal 2018. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

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

During February 2016, the FASB issued ASU No. 2016-02, Leases. ASU No. 2016-02 was issued to increase transparency and comparability among organizations by recognizing all lease transactions (with terms more than 12 months) on the balance sheet as a lease liability and a right-of-use asset (as defined). ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with earlier application permitted. Upon adoption, the lessee will apply the new standard retrospectively to all periods presented or retrospectively using a cumulative effect adjustment in the year of adoption. The guidance will be effective for the Company’s first quarter of fiscal 2020. The Company is currently assessing the effect that ASU No. 2016-02 will have on its consolidated financial statements.

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

In December 2017, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 118 (as further clarified by FASB ASU No. 2018-05, Income Taxes (Topic 740): “Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118”) to provide guidance for companies that may not have completed their accounting for the income tax effects of the Tax Reform Act in the period of enactment, which is the period that includes December 22, 2017. SAB No. 118 provides for a provisional one-year measurement period for entities to finalize their accounting for certain income tax effects related to the Tax Reform Act. SAB No. 118 provides guidance where: (i) the accounting for the income tax effect of the Tax Reform Act is complete and reported in the Tax Reform Act’s enactment period, (ii) the accounting for the income tax effect of the Tax Reform Act is incomplete and reported as provisional amounts based on reasonable estimates (to the extent determinable) subject to adjustments during a limited measurement period until complete, and (iii) accounting for the income tax effect of the Tax Reform Act is not reasonably estimable (no related provisional amounts are reported in the enactment period) and entities would continue to apply accounting based on tax law provisions in effect prior to the Tax Reform Act enactment until provisional amounts are reasonably estimable. SAB No. 118 requires disclosure of the reasons for incomplete accounting additional information or analysis needed, among other relevant information (see Note 14 - Income Taxes).

Although there are several other new accounting pronouncements issued or proposed by the FASB, which the Company has adopted or will adopt, as applicable, the Company does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial position or operating results.

3.       INVENTORIES

Inventories consisted of the following:

	August 31, 2018	August 31, 2017
Production materials	$1,824,489	$1,746,916
Finished goods	7,306,372	5,709,636
	$9,130,861	$7,456,552

4.       PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	August 31, 2018	August 31, 2017
Land	$310,365	$310,365
Buildings and improvements	6,927,484	6,847,177
Machinery and equipment	4,680,072	4,171,387
	11,917,921	11,328,929
Less accumulated depreciation	(4,749,095)	(3,969,267)
	$7,168,826	$7,359,662

5.       PATENTS AND TRADEMARKS, NET

Patents and trademarks, net consisted of the following:

	August 31, 2018	August 31, 2017
Patents and trademarks	$2,824,440	$2,737,959
Less accumulated amortization	(1,668,183)	(1,415,870)
	$1,156,257	$1,322,089

Patent and trademark costs are amortized over seven years. Costs incurred related to patents and trademarks are capitalized until filed and approved, at which time the amounts capitalized to date are amortized and any further costs, including maintenance costs, are expensed as incurred. Amortization expense was $252,313 and $119,033 for the years ended August 31, 2018 and 2017, respectively. Amortization expense is estimated to approximate $260,000 in each of the next five fiscal years.

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

Financial information from the audited and unaudited financial statements of the Company’s joint ventures in Germany, Excor Korrosionsschutz – Technologien und Produkte GmbH (EXCOR) and all the Company’s other joint ventures, are summarized as follows:

	As of August 31, 2018
	Total	EXCOR	All Other
Current assets	$58,086,747	$27,354,788	$30,731,959
Total assets	62,803,261	30,033,750	32,769,511
Current liabilities	15,991,886	4,535,954	11,455,932
Noncurrent liabilities	403,653	—	403,653
Joint ventures’ equity	46,407,722	25,497,796	20,909,926
Northern Technologies International Corporation’s share of joint ventures’ equity	22,950,995	12,748,899	10,195,263
Northern Technologies International Corporation’s share of joint ventures’ undistributed earnings	$20,921,783	$12,717,994	$8,203,789

	Fiscal Year Ended August 31, 2018
	Total	EXCOR	All Other
Net sales	$120,060,897	$47,537,949	$72,522,948
Gross profit	53,348,459	25,584,666	27,763,793
Net income	15,300,276	11,095,523	4,204,753
Northern Technologies International Corporation’s share of equity in income of joint ventures	7,527,383	5,549,765	1,977,618
Northern Technologies International Corporation’s dividends received from joint ventures	$3,697,503	$2,357,544	$1,339,959

	As of August 31, 2017
	Total	EXCOR	All Other
Current assets	$51,518,210	$22,142,514	$29,375,696
Total assets	55,633,891	24,301,194	31,332,697
Current liabilities	15,118,074	4,469,567	10,648,507
Noncurrent liabilities	181,210	—	181,210
Joint ventures’ equity	40,334,607	19,831,627	20,502,980
Northern Technologies International Corporation’s share of joint ventures’ equity	20,035,074	9,915,816	10,119,258
Northern Technologies International Corporation’s share of joint ventures’ undistributed earnings	$17,960,860	$9,884,911	$8,075,949

	Fiscal Year Ended August 31, 2017
	Total	EXCOR	All Other
Net sales	$101,261,132	$39,849,757	$61,411,375
Gross profit	44,861,300	21,133,632	23,727,668
Net income	11,839,933	8,369,728	3,470,205
Northern Technologies International Corporation’s share of equity in income of joint ventures	5,898,908	4,185,988	1,712,920
Northern Technologies International Corporation’s dividends received from joint ventures	$6,377,054	$5,379,062	$997,992

The Company did not make any joint venture investments during fiscal 2018 or fiscal 2017.

7.       CORPORATE DEBT

The Company has a revolving line of credit with PNC Bank, National Association (PNC Bank) of $3,000,000. No amounts were outstanding under the line of credit as of both August 31, 2018 and 2017. At the option of the Company, outstanding advances under the line of credit bear interest at either (a) an annual rate based on LIBOR plus 2.15% for the applicable LIBOR interest period selected by the Company or (b) at the rate publicly announced by PNC Bank from time to time as its prime rate. The line of credit matures on January 7, 2019.

The line of credit is governed under a loan agreement. The loan agreement contains standard covenants, including affirmative financial covenants, such as the maintenance of a minimum fixed charge coverage ratio, and negative covenants, which, among other things, limit the incurrence of additional indebtedness, loans and equity investments, disposition of assets, mergers and consolidations and other matters customarily restricted in such agreements. Under the loan agreement, the Company is subject to a minimum fixed charge coverage ratio of 1.10:1.00. As of August 31, 2018, the Company was in compliance with all debt covenants.

The revolving credit facility allows the Company to request that PNC Bank issue letters of credit up to $1,200,000. The Company did not have any letters of credit reserved against the available letters of credit balance as of August 31, 2018 and 2017 with PNC Bank. The availability of advances under the line of credit are reduced by the face amount of any letter of credit issued and outstanding (whether or not drawn) under the revolving credit facility.

As of August 31, 2018, the Company had $88,831 of letters of credit with JP Morgan Chase Bank that are performance based and set to expire between 2020 and 2022.

8.       STOCKHOLDERS’ EQUITY

During fiscal 2018, the Company’s Board of Directors declared cash dividends on the following dates in the following amounts to the following holders of the Company’s common stock:

Declaration Date	Amount	Record Date	Payable Date
November 20, 2017	$0.10	December 8, 2017	December 21, 2017
January 24, 2018	$0.10	February 8, 2018	February 21, 2018
April 25, 2018	$0.10	May 9, 2018	May 23, 2018
July 25, 2018	$0.10	August 8, 2018	August 22, 2018

On January 15, 2015, the Company’s Board of Directors authorized the repurchase of up to $3,000,000 in shares of common stock through open market purchases or unsolicited or solicited privately negotiated transactions. This program has no expiration date but may be terminated by the Company’s Board of Directors at any time. As of August 31, 2018, up to $2,640,548 in shares of common stock remained available for repurchase under the stock repurchase program.

During fiscal 2018, the Company did not repurchase or retire any shares of its common stock.

During fiscal 2018, stock options to purchase an aggregate of 6,407 shares of common stock were exercised at a weighted average exercise price of $11.59 per share, some of the shares were cashless exercises, the resulting net shares issued were 4,410.

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

The following is a reconciliation of the earnings per share computation:

Numerator:	August 31, 2018	August 31, 2017
Net income attributable to NTIC	$6,701,366	$3,422,126

Denominator:
Basic-weighted shares outstanding	4,538,838	4,528,611
Weighted shares assumed upon exercise of stock options	146,364	48,748
Diluted – weighted shares outstanding	4,685,202	4,577,359

Basic earnings per share:	$1.48	$0.76
Diluted earnings per share:	$1.43	$0.75

The dilutive impact summarized above relates to the periods when the average market price of Company stock exceeded the exercise price of the potentially dilutive option securities granted. Earnings per common share were based on the weighted average number of common shares outstanding during the periods when computing the basic earnings per share. When dilutive, stock options are included as equivalents using the treasury stock market method when computing the diluted earnings per share. There were no shares excluded from the computation of diluted income per share as of August 31, 2018. Excluded from the computation of diluted earnings per share as of August 31, 2017 were options outstanding to purchase 48,067 shares of common stock.

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

The 2007 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, stock unit awards, performance awards and stock bonuses to eligible recipients to enable the Company and its subsidiaries to attract and retain qualified individuals through opportunities for equity participation in the Company, and to reward those individuals who contribute to the achievement of the Company’s economic objectives. Subject to adjustment as provided in the 2007 Plan, up to a maximum of 800,000 shares of the Company’s common stock are issuable under the 2007 Plan. Options granted under the 2007 Plan generally have a term of ten years and become exercisable over a three- or four-year period beginning on the one-year anniversary of the date of grant. Options are granted at per share exercise prices equal to the market value of the Company’s common stock on the date of grant. The Company issues new shares upon the exercise of options. As of August 31, 2018, only stock options and stock bonuses had been granted under the 2007 Plan.

The maximum number of shares of common stock of the Company available for issuance under the ESPP is 100,000 shares, subject to adjustment as provided in the ESPP. The ESPP provides for six-month offering periods beginning on September 1 and March 1 of each year. The purchase price of the shares is 90% of the lower of the fair market value of common stock at the beginning or end of the offering period. This discount may not exceed the maximum discount rate permitted for plans of this type under Section 423 of the Internal Revenue Code of 1986, as amended. The ESPP is compensatory for financial reporting purposes. The Company issued 985 and 1,098 shares on March 1, 2018 and 2017, and 890 and 3,029 shares on September 1, 2017 and 2016, respectively, under the ESPP.

The fair value of option grants is determined at date of grant, using the Black-Scholes option pricing model with the assumptions listed below.  The volatility factor used in the Black-Scholes option pricing model is based on historical stock price fluctuations and the risk-free interest rate is based on U.S. treasury rates appropriate for the expected term. Dividend yield and expected volatility are estimated using historical amounts that are anticipated to be consistent with current values. Expected life of the option is based on the life of the option agreements. Based on these valuations, the Company recognized compensation expense of $413,010 and $391,664 during fiscal 2018 and fiscal 2017, respectively, related to the options that vested during such time. As of August 31, 2018, the total compensation cost for non-vested options not yet recognized in the Company’s consolidated statements of operations was $219,135. Stock-based compensation expense of $153,901 and $65,234 is expected to be recognized during fiscal 2019 and 2020, respectively, based on outstanding options as of August 31, 2018. Future option grants will impact the compensation expense recognized. Stock-based compensation expense is included in general and administrative expense on the consolidated statements of operations.

The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model with the following assumptions and results for the grants:

	August 31, 2018	August 31, 2017
Dividend yield	2.18%	0.00%
Expected volatility	45.9%	46.0%
Expected life of option (years)	10	10
Weighted average risk-free interest rate	1.87%	1.63%

Stock option activity during the periods indicated is as follows:

	Number of Shares (#)	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at August 31, 2016	283,181	$13.95
Options granted	56,677	13.40
Options exercised	(12,000)	10.25
Options terminated	(20,000)	15.21

Outstanding at August 31, 2017	307,858	13.93
Options granted	47,252	18.35
Options exercised	(6,407)	11.59
Options terminated	—	—

Outstanding at August 31, 2018	348,703	$14.57	$7,737,763

Exercisable at August 31, 2018	267,850	$13.97	$6,007,547

The weighted average per share fair value of options granted during fiscal 2018 and fiscal 2017 was $7.75 and $7.69, respectively. The weighted average remaining contractual life of the options outstanding and exercisable options outstanding as of August 31, 2018 and 2017 was 6.27 years and 5.60 years, respectively.

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

The following tables present the Company’s business segment information in fiscal 2018 and fiscal 2017:

	Fiscal 2018	Fiscal 2017
ZERUST® net sales	$41,374,305	$32,789,283
Natur-Tec® net sales	10,050,516	6,779,840
Total net sales	$51,424,821	$39,569,123

The following table sets forth the Company’s cost of goods sold for fiscal 2018 and fiscal 2017 by segment:

	Fiscal 2018	Fiscal 2017
Direct cost of goods sold
ZERUST®	$24,326,493	$18,996,264
Natur-Tec®	7,303,439	4,925,061
Indirect cost of goods sold	2,535,508	2,395,186
Total net cost of goods sold	$34,165,440	$26,316,511

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

Geographic Information

Net sales by geographic location were as follows:

	Fiscal Year Ended August 31,
	2018	2017
Inside the U.S.A. to unaffiliated customers	$25,301,243	$21,787,694
Outside the U.S.A. to:
Joint ventures in which the Company is a shareholder directly and indirectly	2,908,072	3,222,478
Unaffiliated customers	23,215,506	14,558,951
	$51,424,821	$39,569,123

Net sales by geographic location are based on the location of the customer.

Fees for services provided to joint ventures by geographic location as a percentage of total fees for services provided to joint ventures during fiscal 2018 and fiscal 2017, respectively, were as follows:

	Fiscal 2018	Fiscal 2017
Germany	$900,316	$838,628
Poland	775,319	661,226
Japan	759,418	641,699
Sweden	600,336	472,819
France	532,565	410,842
Thailand	429,319	448,013
Czech	377,844	314,834
South Korea	370,171	376,002
India	365,018	322,677
United Kingdom	352,585	295,761
Finland	320,501	292,225
Other	358,747	377,961
	$6,142,139	$5,452,687

Sales to the Company’s joint ventures are included in the foregoing segment and geographic information; however, sales by the Company’s joint ventures to other parties are not included. The foregoing segment and geographic information represents only sales and cost of goods sold recognized directly by the Company.

See Note 6 for additional details on geographical information regarding equity in income from joint ventures.

The geographical distribution of total long-lived assets and net sales is as follows:

	At August 31, 2018	At August 31, 2017
China	$205,490	$228,458
Brazil	71,677	54,646
Germany	7,058	14,171
India	22,220	14,712
United States	6,862,381	7,047,675
Total long-lived assets	$7,168,826	$7,359,662

	Fiscal Year Ended August 31, 2018	Fiscal Year Ended August 31, 2017
China	$12,507,039	$7,225,659
Brazil	3,093,697	2,394,730
India	3,052,741	1,816,929
Other	7,470,101	6,344,111
United States	25,301,243	21,787,694
Total net sales	$51,424,821	$39,569,123

Long-lived assets located in China, Brazil, Germany and India consist of property and equipment. These assets are periodically reviewed to assure the net realizable value from the estimated future production based on forecasted sales exceeds the carrying value of the assets.

Sales to the Company’s joint ventures are included in the foregoing segment and geographic information; however, sales by the Company’s joint ventures to other parties are not included. The foregoing segment and geographic information represents only sales recognized directly by the Company and sold in that geographic territory.

All joint venture operations including equity in income, fees for services and related dividends are related to ZERUST® products and services.

12.       RETIREMENT PLAN

The Company has a 401(k) employee savings plan. Employees who meet certain age and service requirements may elect to contribute up to 15% of their salaries. The Company typically contributes the lesser of 50% of the participant’s contributions or 3.5% of the employee’s salary. The Company recognized expense for the savings plan of $219,379 and $202,559 for fiscal 2018 and fiscal 2017, respectively.

13.       RELATED PARTY TRANSACTIONS

During fiscal 2018 and fiscal 2017, the Company made consulting payments of $144,000 and $137,666, respectively, to Bioplastic Polymers LLC, an entity owned by Ramani Narayan, Ph.D., a director of the Company, and paid royalties of $0 and $10,136, respectively, based on net sales of the Company’s bioplastics products.

14.       INCOME TAXES

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act, or Tax Reform Act. The Tax Reform Act makes broad and complex changes to the U.S. tax code that will affect the Company’s fiscal year ending August 31 2018, including, but not limited to, reducing the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018, generally eliminating U.S. federal income taxes on dividends received from foreign subsidiaries and joint ventures after December 31, 2017, and imposing a one-time deemed repatriation tax on certain unremitted earnings of foreign subsidiaries and joint ventures. The Company is subject to a blended U.S. federal tax rate of 25.7% for the fiscal year ending August 31, 2018 as a result of the reduction of the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018.

The Company recognized provisional amounts for certain income tax effects of the Tax Reform Act in its 2018 interim consolidated financial statements for the period ended February 28, 2018 in accordance with SAB No. 118, which provides SEC staff guidance for the application of ASC Topic 740, Income Taxes, in the reporting period in which the Tax Reform Act was signed into law. SAB No. 118 provides a one-year measurement period beginning with the period of enactment of the Tax Reform Act during which the Company can record adjustments to the provisional amounts previously recorded. Accordingly, the Company’s deferred tax assets and liabilities were re-measured to reflect the reduction in the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018 resulting in provisional income tax expense of $700,000, and a corresponding decrease of $700,000 in net deferred tax assets recognized during the year ended August 31, 2018.

In addition, the Company calculated a provisional deemed repatriation tax of $489,000, which the Company expects to fully offset with foreign tax credit carryforwards for which the Company had not previously recognized a tax benefit, resulting in no change in income tax expense for the year ended August 31, 2018.

The Company completed its accounting for the income tax effects of the Tax Reform Act during the three months ended August 31, 2018. For fiscal 2018, the Company recorded tax expense of $632,523 due to the re-measurement of the Company’s net deferred tax assets to reflect the reduction in the U.S. corporate income tax rate which included income tax expense of $700,000 recognized during the interim period ended February 28, 2018, and a tax benefit of $67,477 recorded upon completion of the accounting for the income tax effects of the Tax Reform Act during the three months ended August 31, 2018. The re-measurement of the Company’s net deferred tax assets to reflect the reduction in the U.S. corporate income tax rate increased the Company’s fiscal 2018 effective tax rate by approximately 7.8%.

In addition, the Company completed its accounting for the deemed repatriation tax during the year ended August 31, 2018. The Company recognized deemed repatriation tax of $604,000 for fiscal 2018, which was fully offset with foreign tax credit carryforwards for which the Company had not previously recognized a tax benefit, resulting in no change to income tax expense for fiscal 2018 due to the utilization of foreign tax credit carryforwards.

The provision for income taxes for the fiscal years ended August 31, 2018 and 2017 approximates the following:

	Fiscal Year Ended August 31,
	2018	2017
Current:
Federal	$—	$—
State	1,000	62,000
Foreign	671,000	754,000
	672,000	816,000
Deferred:
Federal	477,000	(135,000)
State	24,000	(9,000)
Foreign	(297,000)	28,000
	204,000	(116,000)
	$876,000	$700,000

Reconciliations of the expected federal income tax at the statutory rate (25.7% in fiscal 2018 and 35% in fiscal 2017) with the provisions for income taxes for the fiscal years ended August 31, 2018 and 2017 are as follows:

	Fiscal Year Ended August 31,
	2018	2017
Tax computed at statutory rates	$2,081,000	$1,591,000
State income tax, net of federal benefit	25,000	53,000
Tax effect on equity in income of international joint ventures	(1,903,000)	(1,998,000)
Tax effect on dividends received from joint ventures and investment at carrying value	—	3,159,000
Tax effect of foreign operations	101,000	841,000
Deemed repatriation	4,011,000	—
Foreign tax credit	(3,783,000)	(3,680,000)
Research and development credit	(10,000)	(212,000)
Valuation allowance	(173,000)	989,000
Stock based compensation	57,000	81,000
Non-controlling interest	(103,000)	(143,000)
Deferred rate change	633,000	—
Other	(60,000)	19,000
	$876,000	$700,000

The Company has not provided U.S. income taxes or foreign withholding taxes with respect to its portion of the cumulative undistributed earnings of certain foreign subsidiaries and joint ventures that are essentially permanent in duration. The Tax Reform Act generally eliminated U.S. federal income taxes on dividends received from the Company’s foreign subsidiaries and joint ventures after December 31, 2017. However, the Company will still be subject to foreign withholding taxes upon repatriation of any undistributed earnings that are not essentially permanent in duration. The Company recorded tax expense of $79,000 and $3,000 during fiscal 2018 and fiscal 2017, respectively, representing foreign withholding taxes to be paid with respect to the portion of the cumulative undistributed earnings of foreign subsidiaries and joint ventures that the Company determined were not essentially permanent in duration.

The Company measures deferred tax assets and liabilities using enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid. The tax effect of the temporary differences and tax carryforwards comprising the net deferred taxes shown on the consolidated balance sheets as of August 31, 2018 and 2017 are as follows:

	August 31,
	2018	2017
Accrued compensation	$430,600	$310,300
Inventory costs	58,900	87,000
Accrued joint venture expenses	—	15,200
Other accrued expenses	63,700	74,000
Goodwill and other intangible assets	695,800	1,317,700
Stock-based compensation	197,500	241,600
Foreign tax credit carryforward	5,789,600	6,105,700
Other credit and loss carryforwards	3,241,200	3,473,100
Total deferred tax assets	10,477,300	11,624,600
Valuation allowance	(8,654,500)	(9,578,700)
Total deferred tax assets after valuation allowance	1,822,800	2,045,900
Property and equipment	(124,600)	(206,000)
Other	(146,200)	(83,300)
Total deferred tax liabilities	(270,800)	(289,300)
Net deferred tax assets	$1,552,000	$1,756,600

As of August 31, 2018, the Company had foreign tax credit carryforwards of approximately $5,789,600 which will begin to expire if not utilized prior to August 31, 2021. In addition, the Company had federal and state tax credit carryforwards of $2,865,000 as of August 31, 2018 which begin to expire in fiscal 2019.  These federal and state tax credit carryforwards consist primarily of federal and Minnesota research and development credit carryforwards. The Company also has foreign net operating loss carryforwards of $376,100 as of August 31, 2018, which will begin to expire in fiscal 2021.

As of August 31, 2018, the Company has recorded a valuation allowance of $5,789,600 with respect to the foreign tax credit carryforwards.  In addition, the Company has recorded a valuation allowance of $2,864,900 with respect to federal and state tax credit carryforwards.

As of August 31, 2017, the Company had recorded a valuation allowance of $6,105,700 with respect to the foreign tax credit carryforwards.  In addition, the Company had recorded a valuation allowance of $2,855,100 with respect to federal and state tax credit carryforwards and had recorded a valuation allowance of $618,000 with respect to its foreign net operating loss carryforwards.

The Company records a tax valuation allowance to reduce deferred tax assets to the amount expected to be realized when it is more likely than not that some portion or all its deferred tax assets will not be realized.  The Company determined based on all available evidence, including historical data and projections of future results, that it is more likely than not that all its deferred tax assets, except for its foreign tax credit carryforward and federal and Minnesota research and development credit carryforwards will be fully realized.  The Company determined that its deferred tax asset related to foreign tax credit carryforwards will not be realized due to insufficient foreign source taxable income within the carryforward period and the fact that for ordering purposes the foreign tax credit carryforwards are not allowed to be utilized until after any current year foreign tax credits are utilized.  In addition, based on historical data and future projections, the Company determined that it is more likely than not that its deferred tax asset related to federal and Minnesota research and development credit carryforwards will not be realized due to insufficient federal and Minnesota taxable income within the carryforward period after considering the foreign tax credit usage.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits:

	Fiscal Year Ended August 31,
	2018	2017
Gross unrecognized tax benefits – beginning balance	$250,000	$238,000
Gross decreases - prior period tax positions	(12,000)	(4,000)
Gross increases – current period tax positions	4,000	16,000
Gross unrecognized tax benefits – ending balance	$242,000	$250,000

The entire amount of unrecognized tax benefits would affect the effective tax rate if recognized.  It is not expected that the amount of unrecognized tax benefits will change significantly in the next 12 months.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the Company’s income tax provision. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheet. There was no liability for the payment of interest and penalties as of both August 31, 2018 and August 31, 2017.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. With few exceptions, as of August 31, 2018, the Company is no longer subject to federal, state, local, or foreign examinations by tax authorities for years prior to August 31, 2015.

15.       COMMITMENTS AND CONTINGENCIES

On August 31, 2018, the Compensation Committee of the Board of Directors of the Company approved the material terms of an annual bonus plan for the Company’s executive officers as well as certain officers and employees for the fiscal year ending August 31, 2019. For fiscal 2019 as in past years, the total amount available under the bonus plan for all plan participants, including executive officers, is dependent upon the Company’s earnings before interest, taxes and other income, as adjusted to take into account amounts to be paid under the bonus plan and certain other adjustments (Adjusted EBITOI). Each plan participant’s percentage of the overall bonus pool is based upon the number of plan participants, the individual’s annual base salary and the individual’s position and level of responsibility within the company. In the case of each of the Company’s executive officer participants, 75% of the amount of their individual bonus payout will be determined based upon the Company’s actual EBITOI for fiscal 2019 compared to a pre-established target EBITOI for fiscal 2019 and 25% of the payout will be determined based upon such executive officer’s achievement of certain pre-established individual performance objectives. The payment of bonuses under the plan are discretionary and may be paid to executive officer participants in both cash and shares of NTIC common stock, the exact amount and percentages will be determined by the Company’s Board of Directors, upon recommendation of the Compensation Committee, after the completion of the Company’s consolidated financial statements for fiscal 2019.

On August 26, 2017, the Compensation Committee of the Board of Directors of the Company approved the material terms of an annual bonus plan for the Company’s executive officers as well as certain officers and employees for the fiscal year ending August 31, 2018.

Accrued bonuses as of August 31, 2018 and 2017 were $2,153,000 and $1,015,000, respectively.

Three joint ventures (consisting of the Company’s joint ventures in South Korea, Thailand and India) accounted for 74.1% of the Company’s trade joint venture receivables as of August 31, 2018, and three joint ventures (consisting of the Company’s joint ventures in South Korea, India and Thailand) accounted for 60.7% of the Company’s trade joint venture receivables as of August 31, 2017.

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

From time to time, the Company is subject to various other claims and legal actions in the ordinary course of its business. The Company records a liability in its consolidated financial statements for costs related to claims, including future legal costs, settlements and judgments, where the Company has assessed that a loss is probable and an amount could be reasonably estimated. If the reasonable estimate of a probable loss is a range, the Company records the most probable estimate of the loss or the minimum amount when no amount within the range is a better estimate than any other amount. The Company discloses a contingent liability even if the liability is not probable or the amount is not estimable, or both, if there is a reasonable possibility that material loss may be have been incurred. In the opinion of management, as of August 31, 2018, the amount of liability, if any, with respect to these matters, individually or in the aggregate, will not materially affect the Company’s consolidated results of operations, financial position or cash flows.

The Company has leases for office and warehouse space in the United States of America, China, India, Germany and Brazil with monthly rents ranging from $576 to $9,729, which expire at various dates through August 31, 2022. Future minimum rents due under these leases are as follows for each of the next five years ended August 31:

Fiscal 2019	$131,840
Fiscal 2020	66,762
Fiscal 2021	12,404
Fiscal 2022	3,454
$214,460

16.       STATEMENTS OF CASH FLOWS

Supplemental disclosures of cash flow information consist of:

	Fiscal Year Ended August 31,
	2018	2017
Cash paid during the year for income tax	$876,103	$699,519
Cash paid during the year for interest	17,962	20,382

17.       Fair Value Measurements

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

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurements Using Inputs Considered as
	Fair value as of August 31, 2018	Level 1	Level 2	Level 3
Available for sale securities	$3,300,110	$3,300,110	$—	$—

		Fair Value Measurements Using Inputs Considered as
	Fair value as of August 31, 2017	Level 1	Level 2	Level 3
Available for sale securities	$3,766,984	$3,766,984	$—	$—

Valuation Techniques

Financial assets that are classified as Level 1 securities include cash equivalents and available for sale securities. These are valued using quoted market prices in an active market.

The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the end of the fiscal quarter in which the actual event or change in circumstances that caused the transfer occurs. There were no transfers between Level 1, Level 2, or Level 3 during the fiscal years ended August 31, 2018 or August 31, 2017. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement.

18.       SUBSEQUENT EVENT

On October 24, 2018, NTIC’s Board of Directors declared a cash dividend of $0.12 per share of NTIC’s common stock, payable on November 21, 2018 to stockholders of record on November 7, 2018.

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

Management’s Report on Internal Control over Financial Reporting

NTIC’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of NTIC’s Chief Executive Officer and Chief Financial Officer, NTIC’s management conducted an evaluation of the effectiveness of NTIC’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, NTIC’s management concluded that NTIC’s internal control over financial reporting was effective as of August 31, 2018.

The report of Baker Tilly Virchow Krause, LLP, NTIC’s independent registered public accounting firm, regarding the effectiveness of NTIC’s internal control over financial reporting is included in this report in “Part II. Item 8, Financial Statements and Supplementary Data” under “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control over Financial Reporting

There was no change in NTIC’s internal control over financial reporting that occurred during the quarter ended August 31, 2018 that has materially affected or is reasonably likely to materially affect NTIC’s internal control over financial reporting.

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

Changes to Nomination Procedures

During the fourth quarter of fiscal 2018, NTIC made no material changes to the procedures by which stockholders may recommend nominees to NTIC’s Board of Directors, as described in NTIC’s most recent proxy statement.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes outstanding options and other awards under NTIC’s equity compensation plans as of August 31, 2018. NTIC’s equity compensation plans as of August 31, 2018 were the Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan and the Northern Technologies International Corporation Employee Stock Purchase Plan. Except for automatic annual grants of $50,000 in options to purchase shares of NTIC common stock to NTIC’s directors in consideration for their services as directors of NTIC, an automatic annual grant of $10,000 in options to purchase shares of NTIC common stock to NTIC’s Chairman of the Board in consideration for his services as Chairman on the first day of each fiscal year and automatic initial pro rata grants of $50,000 in options to purchase shares of NTIC common stock to NTIC’s new directors in consideration for their services as directors of NTIC, options and other awards granted in the future under the Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan or the new Northern Technologies International Corporation 2019 Stock Incentive Plan, if approved by NTIC’s stockholders, are within the discretion of the Board of Directors and the Compensation Committee of the Board of Directors and therefore cannot be ascertained at this time.

	(a)		(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	348,703	(1)(2)	$14.55	188,044	(3)
Equity compensation plans not approved by security holders	—		—	—
Total	348,703	(1)(2)	$14.55	188,044	(3)
______________________

(1)	Amount includes shares of NTIC common stock issuable upon the exercise of stock options outstanding as of August 31, 2018 under the Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan.

(2)	Excludes employee stock purchase rights accruing under the Northern Technologies International Corporation Employee Stock Purchase Plan. Under such plan, each eligible employee may purchase up to 2,000 shares of NTIC common stock at semi-annual intervals on February 28th or 29th (as the case may be) and August 31st each year at a purchase price per share equal to 90% of the lower of (i) the closing sales price per share of NTIC common stock on the first day of the offering period or (ii) the closing sales price per share of NTIC common stock on the last day of the offering period.

(3)	Amount includes 140,417 shares remaining available at August 31, 2018 for future issuance under Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan and 47,627 shares available at August 31, 2018 for future issuance under the Northern Technologies International Corporation Employee Stock Purchase Plan.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Item No.	Item	Method of Filing
3.1	Restated Certificate of Incorporation of Northern Technologies International Corporation	Incorporated by reference to Exhibit 3.1 to NTIC’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2009 (File No. 001-11038)
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Northern Technologies International Corporation dated January 16, 2018	Incorporated by reference to Exhibit 3.1 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 16, 2018 (File No. 001-11038)
3.3	Amended and Restated Bylaws of Northern Technologies International Corporation	Incorporated by reference to Exhibit 3.1 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 24, 2008 (File No. 001-11038)
4.1	Specimen Stock Certificate Representing Common Stock of Northern Technologies International Corporation	Incorporated by reference to Exhibit 4.1 to NTIC’s Registration Statement on Form 10 (File No. 001-19331) (Filed on paper - hyperlink is not required pursuant to Rule 105 of Regulation S-T)
10.1	Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan*	Incorporated by reference to Exhibit 10.1 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 24, 2011 (File No. 001-11038)

Item No.	Item	Method of Filing
10.2	Form of Incentive Stock Option Agreement for Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan*	Incorporated by reference to Exhibit 10.2 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 24, 2011 (File No. 001-11038)
10.3	Form of Non-Statutory Stock Option Agreement for Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan*	Incorporated by reference to Exhibit 10.3 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 24, 2011 (File No. 001-11038)
10.4	Form of Restricted Stock Agreement for Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan*	Incorporated by reference to Exhibit 10.4 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 24, 2011 (File No. 001-11038)
10.5	Northern Technologies International Corporation Employee Stock Purchase Plan*	Incorporated by reference to Exhibit 10.11 to NTIC’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 2006 (File No. 001-11038)
10.6	Material Terms of Northern Technologies International Corporation Annual Bonus Plan*	Incorporated by reference to Exhibit 10.6 to NTIC’s Annual Report on Form 10-K for the fiscal year ended August 31, 2015 (File No. 001-11038)
10.7	Form of Indemnification Agreement between Northern Technologies International Corporation and its Directors and Officers*	Incorporated by reference to Exhibit 10.1 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 24, 2008 (File No. 001-11038)
10.8	Agreement dated as of May 25, 2009 between Northern Technologies International Corporation and Sunggyu Lee, Ph.D.*	Incorporated by reference to Exhibit 10.2 to NTIC’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2009 (File No. 001-11038)
10.9	Description of Non-Employee Director Compensation Arrangements*	Filed herewith

10.10	Executive Employment Agreement dated as of November 18, 2011 between Northern Technologies International Corporation and G. Patrick Lynch*	Incorporated by reference to Exhibit 10.13 to NTIC’s Annual Report on Form 10-K for the fiscal year ended August 31, 2011 (File No. 001-11038)
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

Incorporated by reference to Exhibit 10.16 to NTIC’s Annual Report on Form 10-K for the fiscal year ended August 31, 2011 (File No. 001-11038)
10.14	Amended and Restated Committed Line of Credit Note dated as of January 10, 2011 issued by Northern Technologies International Corporation to PNC Bank, National Association	Incorporated by reference to Exhibit 10.2 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 12, 2011 (File No. 001-11038)
10.15	Loan Agreement dated as of January 10, 2011 between Northern Technologies International Corporation and PNC Bank, National Association	Incorporated by reference to Exhibit 10.6 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 12, 2011 (File No. 001-11038)
10.16	Waiver and First Amendment to Loan Documents dated as of January 10, 2012 between Northern Technologies International Corporation and PNC Bank, National Association	Incorporated by reference to Exhibit 10.6 to NTIC’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2011 (File No. 001-11038)
10.17	Waiver and Second Amendment to Loan Documents dated December 11, 2012 between Northern Technologies International Corporation and PNC Bank, National Association	Incorporated by reference to Exhibit 10.1 to NTIC’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2012 (File No. 001-11038)
10.18	Letter dated December 31, 2013 to Northern Technologies International Corporation from PNC Bank, National Association	Incorporated by reference to Exhibit 10.1 to NTIC’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2014 (File No. 001-11038)
10.19	Letter dated January 8, 2015 to Northern Technologies International Corporation from PNC Bank, National Association	Incorporated by reference to Exhibit 10.1 to NTIC’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2015 (File No. 001-11038)
10.20	Amendment to Loan Documents dated January 6, 2016 by and between Northern Technologies International Corporation from PNC Bank, National Association	Incorporated by reference to Exhibit 10.1 to NTIC’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 29, 2016 (File No. 001-11038)
10.21	Letter Agreement effective as of January 11, 2017 between PNC Bank, National Association and Northern Technologies International Corporation	Incorporated by reference to Exhibit 10.1 to NTIC’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2016 (File No. 001-11038)

Item No.	Item	Method of Filing
10.22	Letter Agreement effective as of January 5, 2018 between PNC Bank, National Association and Northern Technologies International Corporation	Incorporated by reference to Exhibit 10.1 to NTIC’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2017 (File No. 001-11038)
10.23	Purchase and Sale Agreement dated as of July 14, 2014 between Northern Technologies International Corporation and Glen Willow Holdings, LLC	Incorporated by reference to Exhibit 10.1 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 15, 2014 (File No. 001-11038)
10.24	Consulting Agreement dated January 11, 2017 by and among Northern Technologies International Corporation, BioPlastic Polymers LLC, and Ramani Narayan, Ph.D.	Incorporated by reference to Exhibit 10.2 to NTIC’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2016 (File No. 001-11038)
14.1	Code of Ethics	Incorporated by reference to Exhibit 14.1 to NTIC’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 2004 (File No. 001-11038)
21.1	Subsidiaries of the Registrant	Filed herewith

23.1	Consent of Baker Tilly Virchow Krause, LLP	Filed herewith
31.1	Certification of President and Chief Executive Officer Pursuant to SEC Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of President and Chief Executive Officer Pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer Pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101	The following materials from Northern Technologies International Corporation’s Annual Report on Form 10-K for the fiscal year ended August 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements	Filed herewith

__________________________

*	A management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

November 13, 2018	By:	/s/ G. Patrick Lynch
G. Patrick Lynch
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on the dates and in the capacities indicated.

Name	Title	Date
/s/ G. Patrick Lynch G. Patrick Lynch	President and Chief Executive Officer and Director (principal executive officer)	November 13, 2018

/s/ Matthew C. Wolsfeld, CPA Matthew C. Wolsfeld, CPA	Chief Financial Officer and Corporate Secretary (principal financial and accounting officer)	November 13, 2018

/s/ Richard J. Nigon Richard J. Nigon	Chairman of the Board	November 13, 2018

/s/ Barbara D. Colwell Barbara D. Colwell	Director	November 13, 2018
/s/ Soo Keong Koh Soo Keong Koh	Director	November 13, 2018

/s/ Sunggyu Lee, Ph.D. Sunggyu Lee, Ph.D.	Director	November 13, 2018

/s/ Ramani Narayan, Ph. D. Ramani Narayan, Ph.D.	Director	November 13, 2018

/s/ Konstantin von Falkenhausen Konstantin von Falkenhausen	Director	November 13, 2018