Form 10-Q
period 2018-11-30
NORTHERN TECHNOLOGIES INTERNATIONAL CORP
filed 2019-01-09
CIK 875582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of January 7, 2019, there were 4,542,177 shares of common stock of the registrant outstanding.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

FORM 10-Q

November 30, 2018

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AS OF NOVEMBER 30, 2018 (UNAUDITED)

AND AUGUST 31, 2018 (AUDITED)

	November 30, 2018	August 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,518,951	$4,163,023
Available for sale securities	1,711,930	3,300,110
Receivables:
Trade excluding joint ventures, less allowance for doubtful accounts of $65,000 at November 30, 2018 and $50,000 at August 31, 2018	10,255,975	9,920,108
Trade joint ventures	579,836	761,506
Fees for services provided to joint ventures	1,272,078	1,357,255
Income taxes	379,883	273,333
Inventories	10,217,043	9,130,861
Prepaid expenses	1,423,081	1,661,577
Total current assets	30,358,777	30,567,773

PROPERTY AND EQUIPMENT, NET	7,059,236	7,168,826

OTHER ASSETS:
Investments in joint ventures	23,111,834	22,950,995
Deferred income taxes	1,525,775	1,551,536
Patents and trademarks, net	1,109,745	1,156,257
Other	153,846	153,849
Total other assets	25,901,200	25,812,637
Total assets	$63,319,213	$63,549,236

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,038,018	$3,905,034
Income taxes payable	139,802	70,892
Accrued liabilities:
Payroll and related benefits	965,648	2,747,303
Other	1,048,688	1,006,953
Total current liabilities	6,192,156	7,730,182

COMMITMENTS AND CONTINGENCIES (Note 12)

EQUITY:
Preferred stock, no par value; authorized 10,000 shares; none issued and outstanding	—	—
Common stock, $0.02 par value per share; authorized 15,000,000 shares; issued and outstanding 4,542,177 and 4,541,303, respectively	90,844	90,826
Additional paid-in capital	14,995,420	14,619,777
Retained earnings	42,915,335	41,963,341
Accumulated other comprehensive loss	(3,918,085)	(3,597,199)
Stockholders’ equity	54,083,514	53,076,745
Non-controlling interest	3,043,543	2,742,309
Total equity	57,127,057	55,819,054
Total liabilities and equity	$63,319,213	$63,549,236

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2018 AND 2017

	Three Months Ended
	November 30, 2018	November 30, 2017
NET SALES:
Net sales, excluding joint ventures	$13,610,865	$11,035,407
Net sales, to joint ventures	483,187	507,631
Total net sales	14,094,052	11,543,038

Cost of goods sold	9,461,137	7,888,470
Gross profit	4,632,915	3,654,568

JOINT VENTURE OPERATIONS:
Equity in income from joint ventures	2,004,162	1,741,328
Fees for services provided to joint ventures	1,428,435	1,507,142
Total joint venture operations	3,432,597	3,248,470

OPERATING EXPENSES:
Selling expenses	2,811,094	2,599,949
General and administrative expenses	2,495,797	2,219,745
Research and development expenses	872,157	798,731
Total operating expenses	6,179,048	5,618,425

OPERATING INCOME	1,886,464	1,284,613

INTEREST INCOME	12,787	24,056
INTEREST EXPENSE	(2,357)	(5,089)

INCOME BEFORE INCOME TAX EXPENSE	1,896,894	1,303,580

INCOME TAX EXPENSE	255,703	104,991

NET INCOME	1,641,191	1,198,589

NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	144,132	114,963

NET INCOME ATTRIBUTABLE TO NTIC	$1,497,059	$1,083,626

NET INCOME ATTRIBUTABLE TO NTIC PER COMMON SHARE:
Basic	$0.33	$0.24
Diluted	$0.32	$0.24

WEIGHTED AVERAGE COMMON SHARES ASSUMED OUTSTANDING:
Basic	4,542,175	4,537,368
Diluted	4,739,288	4,608,788
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.12	$0.10

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2018 AND 2017

	Three Months Ended
	November 30, 2018	November 30, 2017

NET INCOME	$1,641,191	$1,198,589
Other comprehensive LOSS – foreign currency translation adjustment	(297,822)	(25,231)

COMPREHENSIVE INCOME	1,343,369	1,173,358
COMPREHENSIVE INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	167,200	136,915
COMPREHENSIVE INCOME ATTRIBUTABLE TO NTIC	$1,176,173	$1,036,443

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2018 AND 2017

	STOCKHOLDERS’ EQUITY
					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	Controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Equity

BALANCE AT AUGUST 31, 2017	4,535,018	$90,700	$14,163,509	$37,077,483	$(2,471,064)	$2,857,448	$51,718,076
Stock options exercised	1,500	30	15,345	—	—	—	15,375
Stock issued for employee stock purchase plan	890	18	12,463	—	—	—	12,481
Stock option expense	—	—	103,267	—	—	—	103,267
Dividends paid to shareholders	—	—	—	(454,738)	—	—	(454,738)
Dividend received by non-controlling interest	—	—	—	—	—	(200,000)	(200,000)
Comprehensive income (loss)	—	—	—	1,083,622	(47,179)	136,915	1,173,358
BALANCE AT NOVEMBER 30, 2017	4,537,408	$90,748	$14,294,584	$37,706,367	$(2,518,243)	$2,794,363	$52,367,819

BALANCE AT AUGUST 31, 2018	4,541,303	$90,826	$14,619,777	$41,963,341	$(3,597,199)	$2,742,309	$55,819,054
Stock issued for employee stock purchase plan	874	18	17,663	—	—	—	17,681
Stock option expense	—	—	357,980	—	—	—	357,980
Investment by non-controlling interest	—	—	—	—	—	134,034	134,034
Dividends paid to shareholders	—	—	—	(545,061)	—	—	(545,061)
Comprehensive income (loss)	—	—	—	1,497,055	(320,886)	167,200	1,343,369
BALANCE AT NOVEMBER 30, 2018	4,542,177	$90,844	$14,995,420	$42,915,335	$(3,918,085)	$3,043,543	$57,127,057

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2018 AND 2017

	Three Months Ended
	November 30, 2018	November 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,641,191	$1,198,589
Adjustments to reconcile net income to net cash used in operating activities:
Stock-based compensation	357,980	103,267
Depreciation expense	217,723	208,486
Amortization expense	64,443	62,177
Equity in income from joint ventures	(2,004,162)	(1,741,328)
Deferred income taxes	19,010	—
Dividends received from joint ventures	1,486,705	63,937
Changes in current assets and liabilities:
Receivables:
Trade, excluding joint ventures	(343,517)	(1,364,409)
Trade, joint ventures	181,670	171,099
Fees for services provided to joint ventures	85,177	(7,874)
Income taxes	(93,513)	(101,908)
Inventories	(1,075,014)	(530,401)
Prepaid expenses and other	238,268	(250,280)
Accounts payable	165,553	1,278,940
Income tax payable	(6,949)	102,618
Accrued liabilities	(1,673,171)	(622,696)
Net cash used in operating activities	(738,606)	(1,429,783)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(106,300)	(87,250)
Proceeds from the sale of available for sale securities	1,588,180	—
Purchase of available for sale securities	—	(3,257)
Additions to patents	(17,930)	(31,423)
Net cash provided by (used in) investing activities	1,463,950	(121,930)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividend received by non-controlling interest	—	(200,000)
Investment by non-controlling interest	134,034	—
Dividends paid on NTIC common stock	(545,061)	—
Proceeds from option exercises	—	15,375
Proceeds from employee stock purchase plan	17,681	12,481
Net cash used in financing activities	(393,346)	(172,144)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS:	23,930	(9,131)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	355,928	(1,732,988)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,163,023	6,360,201

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,518,951	$4,627,213

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       INTERIM FINANCIAL INFORMATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all necessary adjustments, which are of a normal recurring nature, and present fairly the consolidated financial position of Northern Technologies International Corporation and its subsidiaries (the Company) as of November 30, 2018 and August 31, 2018 and the results of their operations for the three months ended November 30, 2018 and 2017 and their cash flows for the three months ended November 30, 2018 and 2017, in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).

These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s annual report on Form 10-K for the fiscal year ended August 31, 2018. These consolidated financial statements also should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section appearing in this report.

Operating results for the three months ended November 30, 2018 are not necessarily indicative of the results that may be expected for the full fiscal year ending August 31, 2019.

The Company evaluates events occurring after the date of the consolidated financial statements requiring recording or disclosure in the consolidated financial statements.

2.        Accounting PronouncementS

New Accounting Pronouncements Adopted

The Company’s significant accounting policies are detailed in “Note 1: Nature of Business and Significant Accounting Policies” of the Company’s Annual Report on Form 10-K for the year ended August 31, 2018. In May 2014, the Financial Accounting Standards Board (FASB) issued guidance creating Accounting Standards Codification (ASC) Section 606, Revenue from Contracts with Customers (ASC 606), which establishes a comprehensive new model for the recognition of revenue from contracts with customers. This model is based on the core principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

On September 1, 2018, the Company adopted ASC 606 for all customer contracts using the modified retrospective method. To determine revenue recognition for arrangements within the scope of ASC 606, the Company performs the following five steps: (1) identify the contracts with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when or as the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods it transfers to, or services it performs for, the customer.

The adoption of ASC 606 did not impact the previously reported financial statements in any prior period nor did it result in a cumulative effect adjustment to retained earnings; and therefore, the adoption of the standard did not impact the Company’s revenue recognition process. Generally, the Company’s performance obligations are satisfied when the customers take possession of the products, which normally occurs at the shipping point or destination depending on the terms of the contracts. The Company’s services are generally sold based upon quotes or contracts with customers that include fixed or determinable price and sales arrangements do not contain any significant financing component for its customers. The Company does not recognize revenue related to product warranties, nor does the Company incur significant contract costs. Customer arrangements do not generate contract assets or liabilities.

Changes to the Company’s significant accounting policies as a result of adopting ASC 606 are discussed below:

Revenue Recognition - Revenue is measured based on consideration specified in the contract with a customer, adjusted for any applicable estimates of variable consideration and other factors affecting the transaction price, including noncash consideration, consideration paid or payable to customers and significant financing components. While most of the Company’s revenue is contracted with customers through one-time purchase orders and short-term contracts, the Company does have long-term arrangements with certain customers. Revenue from all customers is recognized when a performance obligation is satisfied by transferring control of a distinct good or service to a customer.

Individually promised goods and services in a contract are considered a distinct performance obligation and accounted for separately if the customer can benefit from the individual good or service on its own or with other resources that are readily available to the customer and the good or service is separately identifiable from other promises in the arrangement. When an arrangement includes multiple performance obligations, the consideration is allocated between the performance obligations in proportion to their estimated standalone selling price. Costs related to products delivered are recognized in the period incurred, unless criteria for capitalization of costs are met. Costs of revenues consist primarily of direct labor, manufacturing overhead, materials and components. The Company does not incur significant upfront costs to obtain a contract. If costs to obtain a contract were to become material, the costs would be recorded as an asset and amortized to expense in a manner consistent with the related recognition of revenue.

The Company excludes government assessed and imposed taxes on revenue generating transactions that are invoiced to customers from revenue. The Company includes freight billed to customers in revenue. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of goods sold.

The timing of revenue recognition, billings and cash collections results in accounts receivable on the balance sheet.

Performance Obligations - A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. A contract’s transaction price is allocated to each distinct performance obligation in proportion to its standalone selling price and recognized as revenue when, or as, the performance obligation is satisfied. The Company’s various performance obligations and the timing or method of revenue recognition are discussed below:

The Company sells its products to both distributors and end-users. Each unit of product delivered under a customer order represents a distinct and separate performance obligation as the customer can benefit from each unit on its own or with other resources that are readily available to the customer and each unit of product is separately identifiable from other products in the arrangement.

The transaction price for the Company’s products is the invoiced amount. The Company does not have variable consideration in the form of refunds, credits, rebates, price concessions, pricing incentives or other items impacting transaction price. The purchase order pricing in arrangements with customers is deemed to approximate standalone selling price; therefore, the Company does not need to allocate proceeds on a relative standalone selling price allocation between performance obligations. The Company applies the practical expedient in paragraph 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less. There are no material obligations that extend beyond one year.

Revenue is recognized when transfer of control occurs as defined by the terms in the customer agreement. The Company immediately recognizes incidental items that are immaterial in the context of the contract. The Company has applied the practical expedient in paragraph 606-10-25-16A and does not assess if immaterial items are promised goods or services. The Company has also applied the practical expedient in paragraph 606-10-32-18 regarding the adjustment of the promised amount of consideration for the effects of a significant financing component when the customer pays for that good or service within one year or less, as the Company does not have any significant financing components in its customer arrangements as payment is received at or shortly after the point of sale, generally thirty to ninety days.

The Company estimates returns based on an analysis of historical experience if the right to return products is granted to its customers. The Company does not record a return asset as non-conforming products are generally not returned. The Company’s return policy does not vary by geography. The customer has no rotation or price protection rights, and the Company is not under a warranty obligation.

Trade Receivables - Trade receivables include amounts invoiced and currently due from customers. The amounts due are stated at their net estimated realizable value. The Company records an allowance for doubtful accounts to provide for the estimated amount of receivables that will not be collected. The allowance is based on a review of all outstanding amounts on an on-going basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considers a customer’s financial condition, credit history, and current economic conditions. Trade receivables are written off when deemed uncollectible and have been historically insignificant. Recoveries of trade receivables previously written off are recorded when received. Accounts are considered past due if payment is not received according to agreed-upon terms.

Sales Commissions - Sales commissions paid to sales representatives are eligible for capitalization as they are incremental costs that would not have been incurred without entering into a specific sales arrangement and are recoverable through the expected margin on the transaction. The Company has elected to apply the practical expedient provided by ASC 340-40-25-4 and recognize the incremental costs of obtaining contracts as an expense when incurred, as the amortization period of the assets that would have otherwise been recognized is one year or less. The Company records these costs as a selling expense.

Product Warranty - The Company offers warranties on various products and services. These warranties are assurance type warranties that are not sold on a standalone basis; therefore, they are not considered distinct performance obligations. The Company estimates the costs that may be incurred under its warranties and records a liability in the amount of such costs at the time the revenue is recognized for the product sale.

International Revenue - The Company markets its products to numerous countries in North America, Europe, Latin America, Asia and other parts of the world. See Note 11, Segment and Geographical Information, for information regarding revenue disaggregation by geography.

Recently Issued Accounting Pronouncements

In November 2016, FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, a consensus of the FASB’s Emerging Issues Task Force (Task Force). The new standard requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Entities will also be required to reconcile such total to amounts on the balance sheet and disclose the nature of the restrictions.  This guidance is effective for annual and interim periods of public entities beginning after December 15, 2017, with early adoption permitted. This guidance will be effective for the Company’s first quarter of fiscal year 2019. The amendments in this ASU 2016-18 should be applied retrospectively to all periods presented. We do not anticipate ASU 2016-18 to have a material impact to our consolidated financial statements.

During February 2016, the FASB issued ASU No. 2016-02, “Leases.” ASU No. 2016-02 was issued to increase transparency and comparability among organizations by recognizing all lease transactions (with terms in excess of 12 months) on the balance sheet as a lease liability and a right-of-use asset (as defined). ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with earlier application permitted. Upon adoption, the lessee will apply the new standard retrospectively to all periods presented or retrospectively using a cumulative effect adjustment in the year of adoption. The guidance will be effective for the Company’s first quarter of fiscal year 2020. The Company is currently assessing the effect that ASU No. 2016-02 will have on its consolidated financial statements.

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

3.       INVENTORIES

Inventories consisted of the following:

	November 30, 2018	August 31, 2018
Production materials	$2,357,473	$1,824,489
Finished goods	7,859,570	7,306,372
	$10,217,043	$9,130,861

4.       PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	November 30, 2018	August 31, 2018
Land	$310,365	$310,365
Buildings and improvements	6,988,619	6,927,484
Machinery and equipment	4,724,490	4,680,072
	12,023,474	11,917,921
Less accumulated depreciation	(4,964,238)	(4,749,095)
	$7,059,236	$7,168,826

5.       PATENTS AND TRADEMARKS, NET

Patents and trademarks, net consisted of the following:

	November 30, 2018	August 31, 2018
Patents and trademarks	$2,842,370	$2,824,440
Less accumulated amortization	(1,732,625)	(1,668,183)
	$1,109,745	$1,156,257

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

Financial information from the audited and unaudited financial statements of the Company’s joint venture in Germany, Excor Korrosionsschutz – Technologien und Produkte GmbH (EXCOR) and all the Company’s other joint ventures, are summarized as follows:

	As of November 30, 2018
	Total	EXCOR	All Other
Current assets	$58,993,098	$28,075,384	$30,917,714
Total assets	63,792,622	30,821,905	32,970,717
Current liabilities	16,579,222	4,629,942	11,949,280
Noncurrent liabilities	409,444	—	409,444
Joint ventures’ equity	46,789,400	26,191,964	20,597,436
Northern Technologies International Corporation’s share of joint ventures’ equity	23,111,834	13,095,984	10,015,850
Northern Technologies International Corporation’s share of joint ventures’ undistributed earnings	$21,082,622	$13,065,079	$8,017,543
Northern Technologies International Corporation's dividends received from joint ventures	$1,486,705	$843,750	$642,955

	Three Months Ended November 30, 2018
	Total	EXCOR	All Other
Net sales	$30,479,926	$12,869,523	$17,610,403
Gross profit	13,356,891	6,683,574	6,673,317
Net income	4,163,791	3,039,802	1,123,989
Northern Technologies International Corporation’s share of equity in income from joint ventures	2,004,162	1,519,901	484,261
Northern Technologies International Corporation's dividends received from joint ventures	$1,486,705	$843,750	$642,955

	As of August 31, 2018
	Total	EXCOR	All Other
Current assets	$58,086,747	$27,354,788	$30,731,959
Total assets	62,803,261	30,033,750	32,769,511
Current liabilities	15,991,886	4,535,954	11,455,932
Noncurrent liabilities	403,653	—	403,653
Joint ventures’ equity	46,407,722	25,497,796	20,909,926
Northern Technologies International Corporation’s share of joint ventures’ equity	22,950,995	12,748,899	10,195,263
Northern Technologies International Corporation’s share of joint ventures’ undistributed earnings	$20,921,783	$12,717,994	$8,203,789

	Three Months Ended November 30, 2017
	Total	EXCOR	All Other
Net sales	$28,498,711	$11,026,514	$17,472,197
Gross profit	12,788,122	5,933,526	6,854,596
Net income	3,499,815	2,483,800	1,016,015
Northern Technologies International Corporation’s share of equity in income from joint ventures	$1,741,328	$1,241,900	$499,428
Northern Technologies International Corporation's dividends received from joint ventures	$63,937	—	$63,937

The Company did not make any joint venture investments during the three months ended November 30, 2018 or 2017.

7.       CORPORATE DEBT

The Company has a revolving line of credit with PNC Bank, National Association (PNC Bank) of $3,000,000. No amounts were outstanding under the line of credit as of both November 30, 2018 and August 31, 2018. At the option of the Company, outstanding advances under the line of credit bear interest at either (a) an annual rate based on LIBOR plus 2.15% for the applicable LIBOR interest period selected by the Company or (b) at the rate publicly announced by PNC Bank from time to time as its prime rate.

The line of credit is governed under a loan agreement. The loan agreement contains standard covenants, including affirmative financial covenants, such as the maintenance of a minimum fixed charge coverage ratio, and negative covenants, which, among other things, limit the incurrence of additional indebtedness, loans and equity investments, disposition of assets, mergers and consolidations and other matters customarily restricted in such agreements. Under the loan agreement, the Company is subject to a minimum fixed charge coverage ratio of 1.10:1.00. As of November 30, 2018, the Company was in compliance with all debt covenants.

The revolving credit facility allows the Company to request that PNC Bank issue letters of credit up to $1,200,000. The Company did not have any letters of credit reserved against the available letters of credit balance as of November 30, 2018 and August 31, 2018 with PNC Bank. The availability of advances under the line of credit will be reduced by the face amount of any letter of credit issued and outstanding (whether or not drawn) under the revolving credit facility.

As of November 30, 2018 and August 31, 2018, the Company had $88,831 of letters of credit with JP Morgan Chase Bank that are performance based and set to expire between 2020 and 2022.

On November 30, 2018, the Company and PNC Bank extended the maturity date of the line of credit from January 7, 2019 to January 7, 2020. All other terms of the line of credit and the loan agreement and other documents evidencing the line of credit remain the same.

8.       STOCKHOLDERS’ EQUITY

On October 24, 2018, the Company’s Board of Directors declared a cash dividend of $0.12 per share of NTIC’s common stock, payable on November 21, 2018 to stockholders of record on November 7, 2018. On November 20, 2017, the Company’s Board of Directors declared a cash dividend of $0.10 per share of NTIC’s common stock, payable on December 21, 2018 to stockholders of record on December 8, 2018.

During the three months ended November 30, 2018 and 2017, the Company repurchased no shares of its common stock.

The Company granted stock options under the Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan (the 2007 Plan) to purchase an aggregate of 70,884 shares of its common stock to various employees and directors during the three months ended November 30, 2018. The weighted average per share exercise price of the stock options is $36.45, which was equal to the fair market value of the Company’s common stock on the date of grant. During the three months ended November 30, 2018, no stock options to purchase common stock were exercised.

The Company granted stock options under the 2007 Plan to purchase an aggregate of 47,252 shares of its common stock to various employees and directors during the three months ended November 30, 2017. The weighted average per share exercise price of the stock options is $18.35, which was equal to the fair market value of the Company’s common stock on the date of grant. During the three months ended November 30, 2017, stock options to purchase an aggregate of 1,500 shares of common stock were exercised at a weighted average exercise price of $10.25 per share.

The Company issued 874 and 891 shares of common stock on September 1, 2018 and 2017, respectively, under the Northern Technologies International Corporation Employee Stock Purchase Plan (the ESPP).

The Company held its 2018 Annual Meeting of Stockholders (2018 Annual Meeting) on January 12, 2018. At the 2018 Annual Meeting, a proposal to approve an amendment to the Company’s Restated Certificate of Incorporation to increase the Company’s authorized shares of common stock from 10,000,000 to 15,000,000 (Share Increase Amendment) was approved by the Company’s stockholders by the required vote. The Share Increase Amendment was filed with the Office of the Secretary of State of the State of Delaware on January 16, 2018 and it became effective the same day. In determining that the Share Increase Amendment was approved by the required vote, votes cast by brokers, banks or other nominees without instruction from the beneficial owners of certain of our outstanding shares were counted in favor of the proposal in accordance with the rules of the New York Stock Exchange that govern how brokers may cast such votes. Because a disclosure in the definitive proxy statement for the 2018 Annual Meeting, which was filed on Schedule 14A with the Securities and Exchange Commission (SEC) on November 27, 2017 (2018 Proxy Statement), anticipated that brokers would not have discretion to vote for the proposal to approve the Share Increase Amendment, a question has been raised as to the validity of the vote taken on the proposal to approve the Share Increase Amendment. The Company believes that the Share Increase Amendment was properly approved and is effective. However, because the description of the authority of brokers to vote on proposals without instruction in the 2018 Proxy Statement may create some uncertainty as to the effect of the vote obtained at the 2018 Annual Meeting and out of an abundance of caution, the Company is asking its stockholders at the 2019 Annual Meeting of Stockholders scheduled to be held on January 18, 2019 to ratify the filing and effectiveness of the Share Increase Amendment pursuant to Delaware law in order to eliminate any uncertainty related to the effectiveness of the Share Increase Amendment. The Company has not issued, or reserved for issuance, and will not issue, or reserve for issuance, any of the additional 5,000,000 authorized shares as part of the Share Increase Amendment unless the vote at the 2019 Annual Meeting of Stockholders is in favor of the ratification of the Share Increase Amendment.

9.       NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share assumes the exercise of stock options using the treasury stock method, if dilutive.

The following is a reconciliation of the net income per share computation for the three months ended November 30, 2018 and 2017:

	Three Months Ended
Numerator:	November 30, 2018	November 30, 2017
Net income attributable to NTIC	$1,497,059	$1,083,626

Denominator:
Basic – weighted shares outstanding	4,542,175	4,537,368
Weighted shares assumed upon exercise of stock options	197,113	71,420
Diluted – weighted shares outstanding	4,739,288	4,608,788
Basic net income per share:	$0.33	$0.24
Diluted net income per share:	$0.32	$0.24

The dilutive impact summarized above relates to the periods when the average market price of the Company’s common stock exceeded the exercise price of the potentially dilutive option securities granted. Net income per common share was based on the weighted average number of common shares outstanding during the periods when computing basic net income per share. When dilutive, stock options are included as equivalents using the treasury stock market method when computing the diluted net income per share.

Excluded from the computation of diluted net income per share for the three months ended November 30, 2018 were options outstanding to purchase 70,884 shares of common stock. Excluded from the computation of diluted net income per share for the three months ended November 30, 2017 were options outstanding to purchase 92,319 shares of common stock.

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

The 2007 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, stock unit awards, performance awards and stock bonuses to eligible recipients to enable the Company and its subsidiaries to attract and retain qualified individuals through opportunities for equity participation in the Company, and to reward those individuals who contribute to the achievement of the Company’s economic objectives. Subject to adjustment as provided in the 2007 Plan, up to a maximum of 800,000 shares of the Company’s common stock are issuable under the 2007 Plan. Options granted under the 2007 Plan generally have a term of ten years and become exercisable over a three- or four-year period beginning on the one-year anniversary of the date of grant. Options are granted at per share exercise prices equal to the market value of the Company’s common stock on the date of grant. The Company issues new shares upon the exercise of options. As of November 30, 2018, only stock options and stock bonuses had been granted under the 2007 Plan.

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

The Company granted options to purchase an aggregate of 70,884 and 47,252 shares of its common stock during the three months ended November 30, 2018 and 2017, respectively. The fair value of option grants is determined at date of grant, using the Black-Scholes option pricing model with the assumptions listed below. The Company recognized compensation expense of $357,980 and $103,267 during the three months ended November 30, 2018 and 2017, respectively, related to the options that vested during such time period. As of November 30, 2018, the total compensation cost for non-vested options not yet recognized in the Company’s consolidated statements of operations was $1,139,175. Stock-based compensation expense of $1,073,941 is expected through the remainder of fiscal year 2019, and $65,234 is expected to be recognized during fiscal 2020, based on outstanding options as of November 30, 2018. Future option grants will impact the compensation expense recognized. Stock-based compensation expense is included in general and administrative expense on the consolidated statements of operations.

The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model with the following assumptions and results for the grants:

	November 30,
	2018	2017
Dividend yield	1.32%	2.18%
Expected volatility	45.8%	45.9%
Expected life of option (in years)	10	10
Average risk-free interest rate	2.75%	1.87%

The weighted average per share fair value of options granted during the three months ended November 30, 2018 and 2017 was $18.03 and $7.75, respectively. The weighted average remaining contractual life of the options outstanding as of November 30, 2018 and 2017 was 6.65 years and 6.95 years, respectively.

On November 16, 2018, the Board of Directors, upon recommendation of the Compensation Committee, approved the Northern Technologies International Corporation 2019 Stock Incentive Plan (the “2019 Plan”) subject to approval by the Company’s stockholders at its 2019 Annual Meeting of Stockholders scheduled to be held on January 18, 2019. If the stockholders approve the 2019 Plan, it will replace the 2007 Plan, with the remaining shares available for grant under the 2007 Plan rolling over into the 2019 Plan, and no new awards will be granted under the 2007 Plan. The terms of the 2007 Plan will continue to govern awards outstanding under the 2007 Plan, until exercised, expired, paid or otherwise terminated or canceled.

Subject to adjustment, the maximum number of shares of common stock to be authorized for issuance under the 2019 Plan is 400,000 shares, plus (i) shares of common stock available for issuance under the 2007 Plan as of the date of stockholder approval of the 2019 Plan, but not subject to outstanding awards and (ii) shares subject to awards outstanding under the 2007 Plan as of the date of stockholder approval of the 2019 Plan that are subsequently forfeited or cancelled or expire or otherwise terminate without the issuance of such shares (which may otherwise be returned and available for grant under the terms of the 2007 Plan and 2019 Plan).

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

The following table sets forth the Company’s net sales for the three months ended November 30, 2018 and 2017 by segment:

	Three Months Ended
	November 30, 2018	November 30, 2017
ZERUST® net sales	$10,065,174	$9,527,737
Natur-Tec® net sales	4,028,878	2,015,301
Total net sales	$14,094,052	$11,543,038

The following table sets forth the Company’s cost of goods sold for the three months ended November 30, 2018 and 2017 by segment:

	November 30, 2018	% of Product Sales*	November 30, 2017	% of Product Sales*
Direct cost of goods sold
ZERUST®	$5,621,700	55.9%	$5,803,980	60.9%
Natur-Tec®	3,156,076	78.3%	1,479,199	73.4%
Indirect cost of goods sold	683,361	NA	605,291	NA
Total net cost of goods sold	$9,461,137		$7,888,470

*	The percent of segment sales is calculated by dividing the direct cost of goods sold for each individual segment category by the net sales for each segment category.

The Company utilizes product net sales and direct and indirect cost of goods sold for each product in reviewing the financial performance of a product type. Further allocation of Company expenses or assets, aside from amounts presented in the tables above, is not utilized in evaluating product performance, nor does such allocation occur for internal financial reporting.

Geographic Information

Net sales by geographic location for the three months ended November 30, 2018 and 2017 were as follows:

	Three Months Ended
	November 30, 2018	November 30, 2017
Inside the U.S.A. to unaffiliated customers	$6,923,934	$6,256,205
Outside the U.S.A. to:
Joint ventures in which the Company is a shareholder directly and indirectly	483,187	507,631
Unaffiliated customers	6,686,931	4,779,202
	$14,094,052	$11,543,038

Net sales by geographic location are based on the location of the customer.

Fees for services provided to joint ventures by geographic location as a percentage of total fees for services provided to joint ventures during the three months ended November 30, 2018 and 2017 were as follows:

	Three Months Ended
	November 30, 2018	% of Total Fees for Services Provided to Joint Ventures	November 30, 2017	% of Total Fees for Services Provided to Joint Ventures
Germany	$214,992	15.1%	$219,873	14.6%
Poland	181,844	12.7%	206,076	13.7%
Japan	169,800	11.9%	174,045	11.5%
Sweden	130,243	9.1%	127,954	8.5%
France	110,062	7.7%	139,641	9.3%
Thailand	98,348	6.9%	102,531	6.8%
United Kingdom	94,781	6.6%	111,775	7.4%
India	94,727	6.6%	86,763	5.8%
Czech Republic	89,692	6.3%	84,225	5.6%
South Korea	86,467	6.1%	83,488	5.5%
Finland	81,816	5.7%	89,627	5.9%
Other	75,663	5.3%	81,144	5.4%
	$1,428,435	100.0%	$1,507,142	100.0%

The geographical distribution of key financial statement data is as follows:

	At November 30, 2018	At August 31, 2018
China	$188,695	$205,490
Brazil	76,977	71,677
Germany	6,142	7,058
India	31,101	22,220
United States	6,756,321	6,862,381
Total property and equipment	$7,059,236	$7,168,826

	Three Months Ended
	November 30, 2018	November 30, 2017
China	$3,168,060	$2,911,643
Brazil	824,796	639,841
India	1,651,641	495,539
Germany	6,472	48,771
Other	1,519,149	1,191,039
United States	6,923,934	6,256,205
Total net sales	$14,094,052	$11,543,038

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

12.       COMMITMENTS AND CONTINGENCIES

On August 31, 2018, the Compensation Committee of the Board of Directors of the Company approved the material terms of an annual bonus plan for the Company’s executive officers as well as certain officers and employees for the fiscal year ending August 31, 2019. For fiscal 2019 as in past years, the total amount available under the bonus plan for all plan participants, including executive officers, is dependent upon the Company’s earnings before interest, taxes and other income, as adjusted to take into account amounts to be paid under the bonus plan and certain other adjustments (Adjusted EBITOI). Each plan participant’s percentage of the overall bonus pool is based upon the number of plan participants, the individual’s annual base salary and the individual’s position and level of responsibility within the company. In the case of each of the Company’s executive officer participants, 75% of the amount of their individual bonus payout will be determined based upon the Company’s actual EBITOI for fiscal 2019 compared to a pre-established target EBITOI for fiscal 2019 and 25% of the payout will be determined based upon such executive officer’s achievement of certain pre-established individual performance objectives. The payment of bonuses under the plan are discretionary and may be paid to executive officer participants in both cash and shares of NTIC common stock, the exact amount and percentages will be determined by the Company’s Board of Directors, upon recommendation of the Compensation Committee, after the completion of the Company’s consolidated financial statements for fiscal 2019. There was $450,000 accrued for management bonuses for the three months ended November 30, 2018 compared to $318,000 accrued for management bonuses for the three months ended November 30, 2017.

Three joint ventures (consisting of the Company’s joint ventures in South Korea, Thailand, and India) accounted for 71.3% and 74.1% of the Company’s trade joint venture receivables at November 30, 2018 and August 31, 2018, respectively.

From time to time, the Company is subject to various other claims and legal actions in the ordinary course of its business. The Company records a liability in its consolidated financial statements for costs related to claims, including future legal costs, settlements and judgments, where the Company has assessed that a loss is probable and an amount could be reasonably estimated. If the reasonable estimate of a probable loss is a range, the Company records the most probable estimate of the loss or the minimum amount when no amount within the range is a better estimate than any other amount. The Company discloses a contingent liability even if the liability is not probable or the amount is not estimable, or both, if there is a reasonable possibility that material loss may have been incurred. In the opinion of management, as of November 30, 2018, the amount of liability, if any, with respect to these matters, individually or in the aggregate, will not materially affect the Company’s consolidated results of operations, financial position or cash flows.

13.       Fair Value Measurements

Assets and liabilities that are measured at fair value on a recurring basis primarily relate to marketable equity securities. These items are marked-to-market at each reporting period and the Company estimates that market value approximates costs. The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurements Using Inputs Considered as
	Fair value as of November 30, 2018	Level 1	Level 2	Level 3
Available for sale securities	$1,711,930	$1,711,930	$—	$—

		Fair Value Measurements Using Inputs Considered as
	Fair value as of August 31, 2018	Level 1	Level 2	Level 3
Available for sale securities	$3,300,110	$3,300,110	$—	$—

There were no transfers between Level 1, Level 2, or Level 3 during the three months ended November 30, 2018 and 2017.

14.       SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information consisted of:

	Three Months Ended
	November 30, 2018	November 30, 2017
Cash paid for interest	$2,357	$5,089
Cash paid for income taxes	—	—

Non-cash financing activity consisted of:

	Three Months Ended
	November 30, 2018	November 30, 2017
Dividends declared, not paid	$—	454,741

15.       INCOME TAXES

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act, or Tax Reform Act. The Tax Reform Act makes broad and complex changes to the U.S. tax code that impacted the Company’s fiscal year ending August 31 2018, including, but not limited to, reducing the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018, generally eliminating U.S. federal income taxes on dividends received from foreign subsidiaries and joint ventures after December 31, 2017, and imposing a one-time deemed repatriation tax on certain unremitted earnings of foreign subsidiaries and joint ventures.

The Company recorded income tax expense during the three months ended November 30, 2018 of $255,703, compared to $104,991 for the three months ended November 30, 2017.

The Company continues to analyze the impact of other provisions of the Tax Reform Act on its financial statements and operations, including the impact of the global intangible low-taxed income (GILTI) rules, and the impact of the Tax Reform Act on the Company’s indefinite reinvestment assertion with respect to the undistributed earnings of certain foreign subsidiaries and joint ventures. Any additional impacts from the enactment of the Tax Reform Act will be recorded as they are identified during the measurement period.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis provides material historical and prospective disclosures intended to enable investors and other users to assess NTIC’s financial condition and results of operations. Statements that are not historical are forward-looking and involve risks and uncertainties discussed under the heading “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward-Looking Statements” in this report and under “Part 1. Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended August 31, 2018. The following discussion of the results of the operations and financial condition of NTIC should be read in conjunction with NTIC’s consolidated financial statements and the related notes thereto included under the heading “Part I. Item 1. Financial Statements.”

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

NTIC’s Subsidiaries and Joint Venture Network

NTIC has ownership interests in six subsidiaries in North America, South America, Europe and Asia. The following table sets forth a list of NTIC’s operating subsidiaries as of November 30, 2018, the country in which the subsidiary is organized and NTIC’s ownership percentage in each subsidiary:

Subsidiary Name	Country	NTIC Percent (%) Ownership
NTIC (Shanghai) Co., Ltd	China	100%
NTI Asean LLC	United States	60%
Zerust Prevenção de Corrosão S.A.	Brazil	85%
ZERUST-EXCOR MEXICO, S. de R.L. de C.V	Mexico	100%
Natur-Tec India Private Limited	India	75%
NTIC Europe GmbH	Germany	100%

The results of these subsidiaries are fully consolidated in NTIC’s consolidated financial statements.

On September 1, 2018 the minority owner in Natur-Tec India made an additional capital contribution of INR 9,340,118 (US$ 134,034) which diluted NTIC ownership interest from 90% to 75%. This contribution was made with NTIC’s consent and with the intended purpose to increase the minority owner’s ownership interest accordingly.

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

The following table sets forth a list of NTIC’s operating joint ventures as of November 30, 2018, the country in which the joint venture is organized and NTIC’s ownership percentage in each joint venture:

Joint Venture Name	Country	NTIC Percent (%) Ownership
TAIYONIC LTD.	Japan	50%
ACOBAL SAS	France	50%
EXCOR KORROSIONSSCHUTZ – TECHNOLOGIEN.UND PRODUKTE GMBH	Germany	50%
ZERUST AB	Sweden	50%
MOSTNIC-ZERUST	Russia	50%
ZERUST OY	Finland	50%
HARITA-NTI LTD	India	50%
ZERUST (U.K.) LTD.	United Kingdom	50%
EXCOR-ZERUST S.R.O.	Czech Republic	50%
EXCOR SP. Z.O.O.	Poland	50%
ZERUST A.Ş.	Turkey	50%
ZERUST CONSUMER PRODUCTS, LLC	United States	50%
ZERUST – DNEPR	Ukraine	50%
KOREA ZERUST CO., LTD.	South Korea (1)	30%
ZERUST-NIC (TAIWAN) CORP.	Taiwan (1)	30%
PT. CHEMINDO – NTIA	Indonesia (1)	30%
ZERUST SPECIALTY TECH CO. LTD.	Thailand (1)	30%
CHONG WAH-NTIA SDN. BHD.	Malaysia (1)	30%
NTIA ZERUST PHILIPPINES, INC.	Philippines (1)	30%
ZERUST SINGAPORE PTE. LTD	Singapore (1)(2)	60%

____________________

(1)	Indirect ownership interest through NTI Asean.
(2)	NTI Asean owns 100% of this joint venture.

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

NTIC’s consolidated net sales increased 22.1% during the three months ended November 30, 2018 compared to the three months ended November 30, 2017. This increase was primarily a result of an increase in sales of ZERUST® oil and gas products and increased sales of Natur-Tec® products.

During the three months ended November 30, 2018, 71.4% of NTIC’s consolidated net sales were derived from sales of ZERUST® products and services, which increased 5.6% to $10,065,174 compared to $9,527,737 for the three months ended November 30, 2017. This increase was due primarily to higher sales of ZERUST® oil and gas products. NTIC has focused its sales efforts of ZERUST® products and services by strategically targeting customers with specific corrosion issues in new market areas, including the oil and gas industry and other industrial sectors that offer sizable growth opportunities. NTIC’s consolidated net sales for the three months ended November 30, 2018 included $986,173 of sales made to customers in the oil and gas industry compared to $283,842 for the three months ended November 30, 2017. Overall demand for ZERUST® products and services depends heavily on the overall health of the markets in which NTIC sells its products, including the automotive, oil and gas, agriculture, and mining markets in particular.

During the three months ended November 30, 2018, 28.6% of NTIC’s consolidated net sales were derived from sales of Natur-Tec® products compared to 17.5% during the three months ended November 30, 2017. Net sales of Natur-Tec® products increased 99.9% during the three months ended November 30, 2018 compared to the three months ended November 30, 2017 primarily due to an increase in finished product sales in North America and finished product sales at NTIC’s majority-owned subsidiary in India, Natur-Tec India Private Limited (Natur-Tec India).

Cost of goods sold as a percentage of net sales decreased to 67.1% during the three months ended November 30, 2018 compared to 68.3% during the three months ended November 30, 2017 primarily as a result of increased net sales and cost reductions realized on the raw materials associated with NTIC’s ZERUST® industrial products.

NTIC’s equity in income from joint ventures increased 15.1% to $2,004,162 during the three months ended November 30, 2018 compared to $1,741,328 during the three months ended November 30, 2017. This increase was primarily due to a corresponding increase in net sales at the joint ventures, which increased 7.0% to $30,479,926 during the three months ended November 30, 2018 compared to $28,498,711 for the three months ended November 30, 2017. The increase in net sales of NTIC’s joint ventures was due primarily to higher sales from existing customers for new and existing products as a result of increased demand. The increase in net sales of NTIC’s joint ventures resulted in a corresponding increase in fees for services provided to joint ventures as such fees are a function of net sales of NTIC’s joint ventures.

NTIC’s total operating expenses increased 10.0% to $6,179,048 during the three months ended November 30, 2018 compared to $5,618,425 for the three months ended November 30, 2017. This increase was primarily due to an increase in NTIC’s personnel expenses.

NTIC spent $872,157 and $798,731 during the three months ended November 30, 2018 and 2017, respectively, in connection with its research and development activities. NTIC anticipates that it will spend a total of between $3,200,000 and $3,500,000 in fiscal 2019 on research and development activities.

Net income attributable to NTIC increased $413,433 to $1,497,059, or $0.32 per diluted common share, for the three months ended November 30, 2018 compared to $1,083,626, or $0.24 per diluted common share, for the three months ended November 30, 2017. This increase was primarily the result of the increase in gross profit and joint venture operations, partially offset by the increase in operating expenses.

NTIC anticipates that its quarterly net income or loss will continue to remain subject to significant volatility primarily due to the financial performance of its subsidiaries and joint ventures and sales of its ZERUST® products and services into the oil and gas industry and Natur-Tec® bioplastics products, which sales fluctuate more on a quarterly basis than the traditional ZERUST® business.

NTIC’s working capital, as defined as current assets less current liabilities, was $24,166,621 at November 30, 2018, including $4,518,951 in cash and cash equivalents and $1,711,930 in available for sale securities, compared to $22,837,591 at August 31, 2018, including $4,163,023, in cash and cash equivalents and $3,300,110 in available for sale securities.

On October 24, 2018, the Company’s Board of Directors declared a cash dividend of $0.12 per share of NTIC’s common stock, payable on November 21, 2018 to stockholders of record on November 7, 2018. During fiscal 2018, the Company’s Board of Directors declared quarterly cash dividends of $0.10 per share. Although NTIC’s Board of Directors intends to continue to declare regular quarterly cash dividends, the declaration of future dividends is not guaranteed and will be determined by NTIC’s Board of Directors in light of conditions then existing, including NTIC’s earnings, financial condition, cash requirements, restrictions in financing agreements, business conditions and other factors.

Results of Operations

The following table sets forth NTIC’s results of operations for the three months ended November 30, 2018 and 2017.

	Three Months Ended
	November 30, 2018	% of Net Sales	November 30, 2017	% of Net Sales	$ Change	% Change
Net sales, excluding joint ventures	$13,610,865	96.6%	$11,035,407	95.6%	$2,575,458	23.3%
Net sales, to joint ventures	483,187	3.4%	507,631	4.4%	(24,444)	(4.8)%
Cost of goods sold	9,461,137	67.1%	7,888,470	68.3%	1,572,667	19.9%

Equity in income from joint ventures	2,004,162	n/a	1,741,328	n/a	262,834	15.1%
Fees for services provided to joint ventures	1,428,435	n/a	1,507,142	n/a	(78,707)	(5.2)%

Selling expenses	2,811,094	19.9%	2,599,949	22.5%	211,145	8.1%
General and administrative expenses	2,495,797	17.7%	2,219,745	19.2%	276,052	12.4%
Research and development expenses	872,157	6.2%	798,731	6.9%	73,426	9.2%

Net Sales. NTIC’s consolidated net sales increased 22.1% to $14,094,052 during the three months ended November 30, 2018 compared to the three months ended November 30, 2017. NTIC’s consolidated net sales to unaffiliated customers excluding NTIC’s joint ventures increased 23.3% to $13,610,865 during the three months ended November 30, 2018 compared to the same period in fiscal 2018. These increases were primarily a result of an increase in sales of ZERUST® oil and gas products and increased sales of Natur-Tec® products. Net sales to joint ventures decreased 4.8% to $483,187 during the three months ended November 30, 2018 compared to the same period in fiscal 2018. This decrease was primarily a result of decreased demand.

The following table sets forth NTIC’s net sales by product segment for the three months ended November 30, 2018 and 2017 by segment:

	Three Months Ended
	November 30, 2018	November 30, 2017	$ Change	% Change
Total ZERUST® sales	$10,065,174	$9,527,737	$537,437	5.6%
Total Natur-Tec® sales	4,028,878	2,015,301	2,013,577	99.9%
Total net sales	$14,094,052	$11,543,038	$2,551,014	22.1%

During the three months ended November 30, 2018, 71.4% of NTIC’s consolidated net sales were derived from sales of ZERUST® products and services, which increased 5.6% to $10,065,174 during the three months ended November 30, 2018 compared to $9,527,737 during the three months ended November 30, 2017. This increase was due to increased demand from ZERUST® oil and gas net sales. NTIC has strategically focused its sales efforts for ZERUST® products and services on customers with sizeable corrosion problems in industry sectors that offer sizable growth opportunities, including the oil and gas sector. Overall demand for ZERUST® products and services depends heavily on the overall health of the market segments to which NTIC sells its products, including the automotive, oil and gas, agriculture, and mining markets in particular.

The following table sets forth NTIC’s net sales of ZERUST® products for the three months ended November 30, 2018 and 2017:

	Three Months Ended
	November 30, 2018	November 30, 2017	$ Change	% Change
ZERUST® industrial net sales	$8,595,814	$8,736,264	$(140,450)	(1.6%)
ZERUST® joint venture net sales	483,187	507,631	(24,444)	(4.8%)
ZERUST® oil & gas net sales	986,173	283,842	702,331	247.4%
Total ZERUST® net sales	$10,065,174	$9,527,737	$537,437	5.6%

NTIC’s net sales to the oil and gas industry sector increased during the three months ended November 30, 2018 compared to the prior fiscal year period, primarily due to increased demand of ZERUST® industrial products and services and the addition of new customers in North America and China and increased demand of ZERUST® oil and gas products and services. NTIC anticipates that its sales of ZERUST® products and services into the oil and gas industry will continue to remain subject to significant volatility from quarter to quarter as sales are recognized, specifically due to the volatility of oil prices. Demand for oil and gas products around the world depends primarily on market acceptance and the reach of NTIC’s distribution network. Because of the typical size of individual orders and overall size of NTIC’s net sales derived from sales of oil and gas products, the timing of one or more orders can materially affect NTIC’s quarterly sales compared to prior fiscal year quarters.

During the three months ended November 30, 2018, 28.6% of NTIC’s consolidated net sales were derived from sales of Natur-Tec® products, which increased 99.9% to $4,028,878 during the three months ended November 30, 2018 compared to the three months ended November 30, 2017. This increase is primarily due to an increase in finished product sales in North America and finished product sales at NTIC’s majority-owned subsidiary in India, Natur-Tec India Private Limited (Natur-Tec India).

Cost of Goods Sold. Cost of goods sold increased 19.9% for the three months ended November 30, 2018 compared to the three months ended November 30, 2017. Cost of goods sold as a percentage of net sales decreased to 67.1% for the three months ended November 30, 2018 compared to 68.3% for the three months ended November 30, 2017.

Equity in Income from Joint Ventures. NTIC’s equity in income from joint ventures increased 15.1% to $2,004,162 during the three months ended November 30, 2018 compared to $1,741,328 during the three months ended November 30, 2017. This increase was primarily a result of improved profitability at the joint ventures. Of the total equity in income from joint ventures, NTIC had equity in income from joint ventures of $1,519,901 attributable to EXCOR during the three months ended November 30, 2018 compared to $1,241,900 during the three months ended November 30, 2017.

Fees for Services Provided to Joint Ventures. NTIC recognized fee income for services provided to joint ventures of $1,428,435 during the three months ended November 30, 2018 compared to $1,507,142 during the three months ended November 30, 2017, representing an decrease of $78,707, or 5.2%. Fee income for services provided to joint ventures is traditionally a function of the sales made by NTIC’s joint ventures. Total net sales of NTIC’s joint ventures increased 7.0% to $30,479,926 during the three months ended November 30, 2018 compared to $28,498,711 for the three months ended November 30, 2017. Net sales of NTIC’s joint ventures are not included in NTIC’s consolidated financial statements. Of the total fee income for services provided to joint ventures, fees of $214,992 were attributable to EXCOR during the three months ended November 30, 2018 compared to $219,873 attributable to EXCOR during the three months ended November 30, 2017.

Selling Expenses. NTIC’s selling expenses increased 8.1% for the three months ended November 30, 2018 compared to the same period in fiscal 2018 due primarily to increases in operating expenses associated with ZERUST® sales efforts, consisting primarily of selling and personnel expenses. Selling expenses as a percentage of net sales decreased to 19.9% for the three months ended November 30, 2018, from 22.5% during the three months ended November 30, 2017 primarily due to the increase in net sales, as previously described.

General and Administrative Expenses. NTIC’s general and administrative expenses increased 12.4% for the three months ended November 30, 2018 compared to the same period in fiscal 2018 primarily due to increased personnel costs. As a percentage of net sales, general and administrative expenses decreased to 17.7% for the three months ended November 30, 2018 from 19.2% for the three months ended November 30, 2017 due primarily to the increase in net sales, as previously described.

Research and Development Expenses. NTIC’s research and development expenses increased 9.2% for the three months ended November 30, 2018 compared to the same period in fiscal 2018 due to primarily increases in research and development efforts.

Interest Income. NTIC’s interest income decreased to $12,787 during the three months ended November 30, 2018 compared to $24,056 during the three months ended November 30, 2017 due to changing levels of invested cash.

Interest Expense. NTIC’s interest expense decreased to $2,357 during the three months ended November 30, 2018 compared to $5,089 during the three months ended November 30, 2017.

Income Before Income Tax Expense. NTIC incurred income before income tax expense equal to $1,896,894 for the three months ended November 30, 2018 compared to $1,303,580 for the three months ended November 30, 2017.

Income Tax Expense. Income tax expense was $255,703 during the three months ended November 30, 2018 compared to $104,991 during the three months ended November 30, 2017. Income tax expense was calculated based on management’s estimate of NTIC’s annual effective income tax rate.

NTIC considers the earnings of certain foreign joint ventures to be indefinitely invested outside the United States on the basis of estimates that NTIC’s future domestic cash generation will be sufficient to meet future domestic cash needs. As a result, U.S. income and foreign withholding taxes have not been recognized on the cumulative undistributed earnings of $21,082,622 and $20,921,783 at November 30, 2018 and August 31, 2018, respectively. To the extent undistributed earnings of NTIC’s joint ventures are distributed in the future, they are not expected to result in any material additional income tax liability after the application of foreign tax credits.

Net Income Attributable to NTIC. Net income attributable to NTIC increased $413,433 to $1,497,059, or $0.32 per diluted common share, for the three months ended November 30, 2018 compared to $1,083,626, or $0.24 per diluted common share, for the three months ended November 30, 2017. This increase was primarily the result of the increase in gross profit and joint venture operations, partially offset by the increase in operating expenses.

Other Comprehensive Income - Foreign Currency Translations Adjustment. The changes in the foreign currency translations adjustment was due to the fluctuations of the U.S. dollar compared to the Euro and other foreign currencies during the three months ended November 30, 2018 compared to the same period in fiscal 2018.

Liquidity and Capital Resources

Sources of Cash and Working Capital. NTIC’s working capital, defined as current assets less current liabilities, was $24,166,621 at November 30, 2018, including $4,518,951 in cash and cash equivalents and $1,711,930 in available for sale securities, compared to $22,837,591 at August 31, 2018, including $4,163,023 in cash and cash equivalents and $3,300,110 in available for sale securities.

As of November 30, 2018, NTIC had a revolving line of credit with PNC Bank of $3,000,000, with no amounts outstanding. At the option of the Company, outstanding advances under the line of credit bear interest at either (a) an annual rate based on LIBOR plus 2.15% for the applicable LIBOR interest period selected by the Company or (b) at the rate publicly announced by PNC Bank from time to time as its prime rate. On November 30, 2018, the Company and PNC Bank extended the maturity date of the line of credit from January 7, 2019 to January 7, 2020. All other terms of the line of credit and the loan agreement and other documents evidencing the line of credit remain the same. It is anticipated that, as historically has been the practice, the line of credit will be renewed each year for one additional year for the immediate foreseeable future.

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

The line of credit is subject to standard covenants, including affirmative financial covenants, such as the maintenance of a minimum fixed charge coverage ratio, and negative covenants, which, among other things, limit the incurrence of additional indebtedness, loans and equity investments, disposition of assets, mergers and consolidations and other matters customarily restricted in such agreements. Under the loan agreement, NTIC is subject to a minimum fixed charge coverage ratio of 1.10:1.00. As of November 30, 2018, NTIC was in compliance with all debt covenants.

NTIC believes that a combination of its existing cash and cash equivalents, available for sale securities, forecasted cash flows from future operations, anticipated distributions of earnings, anticipated fees to NTIC for services provided to its joint ventures, and funds available through existing or anticipated financing arrangements, will be adequate to fund its existing operations, investments in new or existing joint ventures or subsidiaries, capital expenditures, debt repayments, cash dividends and any stock repurchases for at least the next 12 months. During the remainder of fiscal 2019, NTIC expects to continue to invest in NTIC China, research and development and in marketing efforts and resources for the application of its corrosion prevention technology in the oil and gas industry and its Natur-Tec® bio-plastics business, although the amounts of these various investments are not known at this time. In order to take advantage of such new product and market opportunities to expand its business and increase its revenues, NTIC may decide to finance such opportunities by borrowing under its revolving line of credit or raising additional financing through the issuance of debt or equity securities. There is no assurance that any financing transaction will be available on terms acceptable to NTIC or at all, or that any financing transaction will not be dilutive to NTIC’s current stockholders.

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

Uses of Cash and Cash Flows. Net cash used in operating activities during the three months ended November 30, 2018 was $738,606, which resulted principally from NTIC’s equity in income from joint ventures, an increase in inventory and increases in trade receivables excluding joint ventures, and income tax payable, partially offset by NTIC’s net income, depreciation and amortization and an increase in accounts payable and accrued liabilities. Net cash used in operating activities during the three months ended November 30, 2017 was $1,429,783, which resulted principally from NTIC’s equity in income from joint ventures, an increase in inventory and increases in trade receivables excluding joint ventures, accrued liabilities, and income tax payable, partially offset by NTIC’s net income, depreciation and amortization and an increase in accounts payable.

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

NTIC experienced an increase in trade receivables and inventory as of November 30, 2018 compared to August 31, 2018. Trade receivables excluding joint ventures as of November 30, 2018 increased $343,517 compared to August 31, 2018, primarily related to the timing of collections and the increase in sales.

Outstanding trade receivables excluding joint ventures balances as of November 30, 2018 increased 4 days to an average of 69 days from balances outstanding from these customers as of August 31, 2018.

Outstanding trade receivables from joint ventures as of November 30, 2018 decreased $181,670 compared to August 31, 2018 primarily due to the timing of payments. Outstanding balances from trade receivables from joint ventures increased an average of 10 days from an average of 99 days from balances outstanding from these customers compared to August 31, 2018. The significant average days outstanding of trade receivables from joint ventures as of November 30, 2018 were primarily due to the receivables balances at NTIC’s joint ventures in South Korea, India and Thailand.

Outstanding receivables for services provided to joint ventures as of November 30, 2018 decreased $85,177 compared to August 31, 2018 and the average days to pay decreased an average of one day from an average of 82 days compared to August 31, 2018.

Net cash provided by investing activities for the three months ended November 30, 2018 was $1,463,950, which was primarily the result of cash provided by the sale of available for sale securities, partially offset by additions to property and equipment and additions to patents. Net cash used in investing activities for the three months ended November 30, 2017 was $121,930, which was primarily the result of cash used in the purchase of available for sale securities, additions to property and equipment, and additions to patents.

Net cash used in financing activities for the three months ended November 30, 2018 was $393,346, which resulted from dividends paid on NTIC common stock, partially offset by an investment by non-controlling interest and proceeds from NTIC’s employee stock purchase plan. Net cash used in financing activities for the three months ended November 30, 2017 was $172,144, which resulted from a dividend paid to a non-controlling interest, partially offset by proceeds from NTIC’s employee stock purchase plan and stock option exercises.

Share Repurchase Plan. On January 15, 2015, NTIC’s Board of Directors authorized the repurchase of up to $3,000,000 in shares of NTIC common stock through open market purchases or unsolicited or solicited privately negotiated transactions. This program has no expiration date but may be terminated by NTIC’s Board of Directors at any time. No repurchases occurred during the three months ended November 30, 2018. As of November 30, 2018, up to $2,640,548 in shares of NTIC common stock remained available for repurchase under NTIC’s stock repurchase program.

Cash Dividends. On October 24, 2018, the Company’s Board of Directors declared a cash dividend of $0.12 per share of NTIC’s common stock, payable on November 21, 2018 to stockholders of record on November 7, 2018. Although NTIC’s Board of Directors intends to declare regular quarterly cash dividends going forward, the declaration of future dividends is not guaranteed and will be determined by NTIC’s Board of Directors in light of conditions then existing, including NTIC’s earnings, financial condition, cash requirements, restrictions in financing agreements, business conditions and other factors.

Capital Expenditures and Commitments. NTIC spent $106,300 on capital expenditures during the three months ended November 30, 2018, which related primarily to the purchase of new equipment. NTIC expects to spend an aggregate of approximately $600,000 to $900,000 on capital expenditures during fiscal 2019, which it expects will relate primarily to the purchase of new equipment.

Contractual Obligations

There has been no material change to NTIC’s contractual obligations as provided in “Part II. Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations,” included in NTIC’s annual report on Form 10-K for the fiscal year ended August 31, 2018.

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

At the option of NTIC, outstanding advances under NTIC’s $3,000,000 revolving line of credit with PNC Bank bear interest at either (a) an annual rate based on LIBOR plus 2.15% for the applicable LIBOR interest period selected by NTIC or (b) at the rate publicly announced by PNC Bank from time to time as its prime rate, and thus may subject NTIC to some market risk on interest rates. As of November 30, 2018, NTIC had no borrowings under the line of credit.

Critical Accounting Policies and Estimates

There have been no material changes to NTIC’s critical accounting policies and estimates from the information provided in “Part II. Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies,” included in NTIC’s annual report on Form 10-K for the fiscal year ended August 31, 2018, other than as a result of NTIC’s adoption of ASC 606.

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

Forward-looking statements are based on current expectations about future events affecting NTIC and are subject to uncertainties and factors that affect all businesses operating in a global market as well as matters specific to NTIC. These uncertainties and factors are difficult to predict and many of them are beyond NTIC’s control. The following are some of the uncertainties and factors known to us that could cause NTIC’s actual results to differ materially from what NTIC has anticipated in its forward-looking statements:

•	The effect of current worldwide economic conditions and any turmoil and disruption in the global credit and financial markets on NTIC’s business;

•	The variability in NTIC’s sales of ZERUST® products and services into oil and gas industry and Natur-Tec® products and NTIC’s equity income of joint ventures, which variability in sales and equity in income from joint venture in turn, subject NTIC’s earnings to quarterly fluctuations;

•	Risks associated with NTIC’s international operations and exposure to fluctuations in foreign currency exchange rates and import duties, taxes and tariffs;

•	The effect of United Kingdom’s process to exit the European Union on NTIC’s operating results, including in particular future net sales of NTIC’s European and other joint ventures;

•	The health of the U.S. automotive industry on NTIC’s business;

•	NTIC’s dependence on the success of its joint ventures and fees and dividend distributions that NTIC receives from them;

•	NTIC’s relationships with its joint ventures and its ability to maintain those relationships, especially in light of anticipated succession planning issues;

•	Fluctuations in the cost and availability of raw materials, including resins and other commodities;

•	The success of and risks associated with NTIC’s emerging new businesses and products and services, including in particular NTIC’s ability and the ability of NTIC’s joint ventures to sell ZERUST® products and services into oil and gas industry and Natur-Tec® products and the often lengthy and extensive sales process involved in selling such products and services;

•	NTIC’s ability to introduce new products and services that respond to changing market conditions and customer demand;

•	Market acceptance of NTIC’s existing and new products, especially in light of existing and new competitive products;

•	Maturation of certain existing markets for NTIC’s ZERUST® products and services and NTIC’s ability to grow market share and succeed in penetrating other existing and new markets;

•	Increased competition, especially with respect to NTIC’s ZERUST® products and services, and the effect of such competition on NTIC’s and its joint ventures’ pricing, net sales and margins;

•	NTIC’s reliance upon and its relationships with its distributors, independent sales representatives and joint ventures;

•	NTIC’s reliance upon suppliers;

•	Oil prices, which may affect sales of NTIC’s ZERUST® products and services into the oil and gas industry;

•	NTIC’s operations in China and the risks associated therewith, the termination of the joint venture agreements with Tianjin Zerust, and the anticipated liquidation of Tianjin Zerust and the effect of all these events on NTIC’s business and future operating results;

•	The costs and effects of complying with laws and regulations and changes in tax, fiscal, government and other regulatory policies, including rules relating to environmental, health and safety matters;

•	Unforeseen product quality or other problems in the development, production and usage of new and existing products;

•	Unforeseen production expenses incurred in connection with new customers and new products;

•	Loss of or changes in executive management or key employees;

•	Ability of management to manage around unplanned events;

•	Pending and future litigation;

•	NTIC’s reliance on its intellectual property rights and the absence of infringement of the intellectual property rights of others;

•	NTIC’s ability to maintain effective internal control over financial reporting, especially in light of its joint venture arrangements;

•	Changes in applicable laws or regulations and NTIC’s failure to comply with applicable laws, rules and regulations;

•	Changes in generally accepted accounting principles and the effect of new accounting pronouncements;

•	Fluctuations in NTIC’s effective tax rate, including from the Tax Cuts and Jobs Act;

•	Effect of extreme weather conditions on NTIC’s operating results; and

•	NTIC’s reliance upon its management information systems.

For more information regarding these and other uncertainties and factors that could cause NTIC’s actual results to differ materially from what NTIC has anticipated in its forward-looking statements or otherwise could materially adversely affect its business, financial condition or operating results, see NTIC’s annual report on Form 10-K for the fiscal year ended August 31, 2018 under the heading “Part I. Item 1A. Risk Factors.”

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

At the option of NTIC, outstanding advances under NTIC’s $3,000,000 revolving line of credit with PNC Bank bear interest at either (a) an annual rate based on LIBOR plus 2.15% for the applicable LIBOR interest period selected by NTIC or (b) at the rate publicly announced by PNC Bank from time to time as its prime rate, and thus may subject NTIC to some market risk on interest rates. As of November 30, 2018, NTIC had no borrowings under the line of credit.

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

Changes in Internal Control over Financial Reporting

Except for the implementation of certain internal controls related to the adoption of the new revenue recognition standard (ASC 606), there were no changes in NTIC’s internal control over financial reporting that occurred during the quarter ended November 30, 2018 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.  NTIC implemented new controls as part of its effort to adopt ASC 606. The adoption of ASC 606 required the implementation of new accounting processes which changed NTIC’s internal controls over revenue recognition and financial reporting.  NTIC implemented these internal controls to ensure it adequately evaluated its contracts and properly assessed the impact of the new revenue recognition standard on its financial statements to facilitate its adoption.  NTIC has completed the design of these controls and they were implemented as of September 1, 2018.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On March 23, 2015, NTIC and NTI Asean LLC (NTI Asean) filed a lawsuit in Tianjin No 1 Intermediate People’s Court against two individuals, Tao Meng and Xu Hui, related to breaches of duties and contractual commitments owed to NTI Asean under certain agreements related to NTIC’s former joint venture in China, Tianjin Zerust Anti-Corrosion Technologies Ltd. (Tianjin Zerust). The lawsuit alleges, among other things, that Mr. Tao Meng and Xu Hui have engaged in self-dealing, usurped business opportunities, and received economic benefits that were required to go to Tianjin Zerust. As of November 30, 2018, NTIC is not able to reasonably estimate the amount of any recovery to NTI Asean, if any.

ITEM 1A.	RISK FACTORS

This Item 1A is inapplicable to NTIC as a smaller reporting company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Equity Securities

During the three months ended November 30, 2018, NTIC did not issue any shares of its common stock or other equity securities of NTIC that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

The following table shows NTIC’s first quarter of fiscal 2019 stock repurchase activity.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
September 1, 2018 through September 30, 2018	0	$0	0	(1)
October 1, 2018 through October 31, 2018	0	$0	0	(1)
November 1, 2018 through November 30, 2018	0	$0	0	(1)
Total	0	$0	0	(1)(2)

(1)	On January 15, 2015, NTIC’s Board of Directors authorized the repurchase of up to $3,000,000 in shares of NTIC common stock through open market purchases or unsolicited or solicited privately negotiated transactions. This program has no expiration date but may be terminated by NTIC’s Board of Directors at any time.

(2)	As of November 30, 2018, up to $2,640,548 in shares of NTIC common stock remained available for repurchase under NTIC’s stock repurchase program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

The following exhibits are being filed or furnished with this quarterly report on Form 10-Q:

Exhibit No.	Description
10.1	Letter Agreement effective as November 30, 2018 between PNC Bank, National Association and Northern Technologies International Corporation (filed herewith)

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	The following materials from NTIC’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Comprehensive Income (Loss), (iv) the unaudited Consolidated Statements of Equity, (v) the unaudited Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

Date: January 8, 2019
Matthew C. Wolsfeld, CPA
Chief Financial Officer
(Principal Financial and Accounting Officer and
Duly Authorized to Sign on Behalf of the Registrant)