Form 10-Q
period 2019-05-31
NORTHERN TECHNOLOGIES INTERNATIONAL CORP
filed 2019-07-09
CIK 875582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2019

or

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

(763) 225-6600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.02 per share	NTIC	Nasdaq Global Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [X]
Non-accelerated filer [_]	Smaller reporting company [X] Emerging growth company [_]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

As of July 8, 2019, there were 9,086,816 shares of common stock of the registrant outstanding.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

FORM 10-Q

May 31, 2019

TABLE OF CONTENTS

Description	Page

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

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

On June 3, 2019, the Company’s Board of Directors declared a two-for-one stock split of the Company’s common stock effected in the form of a 100% share dividend distributed on June 28, 2019 to record holders as of June 17, 2019. All share and per share values in this report have been adjusted to retroactively reflect the effect of the two-for-one stock split.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AS OF MAY 31, 2019 (UNAUDITED)

AND AUGUST 31, 2018

	May 31, 2019	August 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,224,480	$4,163,023
Available for sale securities	2,540,613	3,300,110
Receivables:
Trade excluding joint ventures, less allowance for doubtful accounts of $65,000 at May 31, 2019 and $50,000 at August 31, 2018	10,068,632	9,920,108
Trade joint ventures	935,685	761,506
Fees for services provided to joint ventures	1,242,928	1,357,255
Income taxes	628,360	273,333
Inventories	10,619,012	9,130,861
Prepaid expenses	1,105,319	1,661,577
Total current assets	32,365,029	30,567,773

PROPERTY AND EQUIPMENT, NET	7,293,137	7,168,826

OTHER ASSETS:
Investments in joint ventures	24,077,361	22,950,995
Deferred income taxes	1,371,664	1,551,536
Patents and trademarks, net	1,048,249	1,156,257
Other	—	153,849
Total other assets	26,497,274	25,812,637
Total assets	$66,155,440	$63,549,236

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,458,928	$3,905,034
Income taxes payable	636	70,892
Accrued liabilities:
Payroll and related benefits	1,357,164	2,747,303
Other	856,578	1,006,953
Total current liabilities	6,673,306	7,730,182

COMMITMENTS AND CONTINGENCIES (Note 12)

EQUITY:
Preferred stock, no par value; authorized 10,000 shares; none issued and outstanding	—	—
Common stock, $0.02 par value per share; authorized 15,000,000 shares; issued and outstanding 9,086,816 and 9,082,606, respectively	181,736	181,652
Additional paid-in capital	15,655,353	14,528,951
Retained earnings	44,708,934	41,963,341
Accumulated other comprehensive loss	(4,206,472)	(3,597,199)
Stockholders’ equity	56,339,551	53,076,745
Non-controlling interest	3,142,583	2,742,309
Total equity	59,482,134	55,819,054
Total liabilities and equity	$66,155,440	$63,549,236

*Share and per share data have been adjusted for all periods presented to reflect the two-for-one stock split effective June 28, 2019.

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2019 AND 2018

	Three Months Ended		Nine Months Ended
	May 31, 2019	May 31, 2018	May 31, 2019	May 31, 2018
NET SALES:
Net sales, excluding joint ventures	$13,780,804	$12,044,513	$39,998,118	$34,479,773
Net sales, to joint ventures	1,112,313	879,324	2,304,455	2,201,077
Total net sales	14,893,117	12,923,837	42,302,573	36,680,850
Cost of goods sold	10,138,353	8,592,366	28,883,589	24,493,672
Gross profit	4,754,764	4,331,471	13,418,984	12,187,178

JOINT VENTURE OPERATIONS:
Equity in income from joint ventures	1,877,410	2,246,066	5,596,788	5,793,391
Fees for services provided to joint ventures	1,433,823	1,508,500	4,299,032	4,624,532
Total joint venture operations	3,311,233	3,754,566	9,895,820	10,417,923

OPERATING EXPENSES:
Selling expenses	2,761,488	2,784,694	8,077,663	8,028,279
General and administrative expenses	2,527,192	1,987,785	6,986,526	6,012,746
Research and development expenses	1,005,045	860,347	2,804,739	2,581,824
Total operating expenses	6,293,725	5,632,826	17,868,928	16,622,849

OPERATING INCOME	1,772,272	2,453,211	5,445,876	5,982,252

INTEREST INCOME	24,114	35,630	52,023	84,569
INTEREST EXPENSE	(5,165)	(3,139)	(11,357)	(14,007)

INCOME BEFORE INCOME TAX EXPENSE	1,791,221	2,485,702	5,486,542	6,052,814

INCOME TAX EXPENSE	150,257	181,683	652,331	1,128,583

NET INCOME	1,640,964	2,304,019	4,834,211	4,924,231

NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	158,815	161,267	453,435	365,006

NET INCOME ATTRIBUTABLE TO NTIC	$1,482,149	$2,142,752	$4,380,776	$4,559,225

NET INCOME ATTRIBUTABLE TO NTIC PER COMMON SHARE:
Basic	$0.16	$0.24	$0.48	$0.50
Diluted	$0.16	$0.23	$0.46	$0.49

WEIGHTED AVERAGE COMMON SHARES
ASSUMED OUTSTANDING:
Basic	9,084,354	9,078,706	9,085,584	9,077,676
Diluted	9,392,444	9,414,064	9,440,858	9,327,694
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.06	$0.05	$0.18	$0.15

*Share and per share data have been adjusted for all periods presented to reflect the two-for-one stock split effective June 28, 2019.

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2019 AND 2018

	Three Months Ended		Nine Months Ended
	May 31, 2019	May 31, 2018	May 31, 2019	May 31, 2018
NET INCOME	$1,640,964	$2,304,019	$4,834,211	$4,924,231
Other comprehensive LOSS – foreign currency translation adjustment	(493,488)	(1,011,685)	(596,468)	(569,151)

COMPREHENSIVE INCOME	1,147,476	1,292,334	4,237,743	4,355,081
COMPREHENSIVE INCOME ATTRIBUTABLE TO NON- CONTROLLING INTERESTS	129,541	137,502	466,240	383,464
COMPREHENSIVE INCOME ATTRIBUTABLE TO NTIC	$1,017,935	$1,154,832	$3,771,503	$3,971,617

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2019 AND 2018

.	STOCKHOLDERS’ EQUITY – THREE MONTHS ENDED MAY 31
					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	Controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Equity

BALANCE AT FEBRUARY 28, 2019	9,084,354	$181,688	$15,262,556	$43,771,843	$(3,742,258)	$3,013,042	$58,486,871
Stock issued for employee stock purchase plan	2,462	48	34,817	—	—	—	34,865
Stock option expense	—	—	357,980	—	—	—	357,980
Dividends paid to shareholders	—	—	—	(545,058)	—	—	(545,058)
Net income	—	—	—	1,482,149	—	158,815	1,640,964
Other comprehensive loss	—	—	—	—	(464,214)	(29,274)	(493,488)
BALANCE AT MAY 31, 2019	9,086,816	$181,736	$15,655,353	$44,708,934	$(4,206,472)	$3,142,583	$59,482,134

BALANCE AT FEBRUARY 28, 2018	9,074,816	$181,496	$14,307,103	$38,586,704	$(2,070,752)	$2,903,410	$53,907,961
Stock options exercised	5,820	58	—	—	—	—	58
Stock issued for employee stock purchase plan	1,970	40	15,430	—	—	—	15,470
Stock option expense	—	—	103,209	—	—	—	103,209
Dividends paid to shareholders	—	—	—	(454,130)	—	—	(454,130)
Net income	—	—	—	2,142,752	—	161,267	2,304,019
Other comprehensive loss	—	—	—	—	(987,920)	(23,765)	(1,011,685)
BALANCE AT MAY 31, 2018	9,082,606	$181,652	$14,425,684	$40,275,326	$(3,058,672)	$3,040,912	$54,864,902

.	STOCKHOLDERS’ EQUITY – NINE MONTHS ENDED MAY 31
					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	Controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Equity

BALANCE AT AUGUST 31, 2018	9,082,606	$181,652	$14,528,951	$41,963,341	$(3,597,199)	$2,742,309	$55,819,054
Stock issued for employee stock purchase plan	4,210	84	52,462	—	—	—	52,546
Stock option expense	—	—	1,073,940	—	—	—	1,073,940
Investment by non-controlling interest	—	—	—	—	—	134,034	134,034
Dividends paid to shareholders	—	—	—	(1,635,183)	—	—	(1,635,183)
Dividend received by non-controlling interest	—	—	—	—	—	(200,000)	(200,000)
Net income	—	—	—	4,380,776	—	453,435	4,834,211
Other comprehensive income (loss)	—	—	—	—	(609,273)	12,805	(596,468)
BALANCE AT MAY 31, 2019	9,086,816	$181,736	$15,655,353	$44,708,934	$(4,206,472)	$3,142,583	$59,482,134

BALANCE AT AUGUST 31, 2017	9,070,036	$181,400	$14,072,809	$37,077,483	$(2,471,064)	$2,857,448	$51,718,076
Stock options exercised	8,820	176	15,257	—	—	—	15,433
Stock issued for employee stock purchase plan	3,750	76	27,875	—	—	—	27,951
Stock option expense	—	—	309,743	—	—	—	309,743
Dividends paid to shareholders	—	—	—	(1,361,382)	—	—	(1,361,382)
Dividend received by non-controlling interest	—	—	—	—	—	(200,000)	(200,000)
Net income	—	—	—	4,559,225	—	365,006	4,924,231
Other comprehensive income (loss)	—	—	—	—	(587,608)	18,458	(569,150)
BALANCE AT MAY 31, 2018	9,082,606	$181,652	$14,425,684	$40,275,326	$(3,058,672)	$3,040,912	$54,864,902

*Share and per share data have been adjusted for all periods presented to reflect the two-for-one stock split effective June 28, 2019.

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED MAY 31, 2019 AND 2018

	Nine Months Ended
	May 31, 2019	May 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,834,211	$4,924,231
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation	1,073,940	309,743
Depreciation expense	627,853	631,399
Amortization expense	195,230	188,460
Gain on disposal of assets	(36,210)	(11,662)
Equity in income from joint ventures	(5,596,788)	(5,793,391)
Dividends received from joint ventures	3,822,785	2,941,807
Deferred income taxes	177,916	700,000
Changes in current assets and liabilities:
Receivables:
Trade, excluding joint ventures	(132,122)	(2,827,606)
Trade, joint ventures	(174,179)	93,947
Fees for services provided to joint ventures	114,327	(49,305)
Income taxes	(343,377)	(267,131)
Inventories	(1,465,663)	(1,773,085)
Prepaid expenses and other	709,049	(718,839)
Accounts payable	495,251	728,657
Income tax payable	(93,169)	104,643
Accrued liabilities	(1,491,663)	676,138
Net cash provided by (used in) operating activities	2,717,391	(141,994)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of available for sale securities	(2,340,503)	(1,018,596)
Proceeds from the sale of available for sale securities	3,100,000	1,502,665
Purchases of property and equipment	(716,212)	(500,924)
Investments in patents	(87,222)	(62,594)
Net cash used in investing activities	(43,937)	(79,449)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividend received by non-controlling interest	(200,000)	(200,000)
Investment by non-controlling interest	134,034	—
Dividends paid on NTIC common stock	(1,635,183)	(1,361,382)
Proceeds from employee stock purchase plan	52,547	27,951
Proceeds from option exercises	—	15,433
Net cash used in financing activities	(1,648,602)	(1,517,998)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	36,605	(10,435)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,061,457	(1,749,876)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,163,023	6,360,201

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,224,480	$4,610,325

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	INTERIM FINANCIAL INFORMATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all necessary adjustments, which are of a normal recurring nature, and present fairly the consolidated financial position of Northern Technologies International Corporation and its subsidiaries (the Company) as of May 31, 2019 and August 31, 2018, the results of their operations for the three and nine months ended May 31, 2019 and 2018, the changes in stockholders’ equity for the three and nine months ended May 31, 2019 and their cash flows for the nine months ended May 31, 2019 and 2018, in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).

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

Operating results for the three and nine months ended May 31, 2019 are not necessarily indicative of the results that may be expected for the full fiscal year ending August 31, 2019.

On June 3, 2019, the Company’s Board of Directors declared a two-for-one stock split of the Company’s common stock effected in the form of a 100% share dividend distributed on June 28, 2019 to record holders as of June 17, 2019. All share and per share values in this report have been adjusted to retroactively reflect the effect of the two-for-one stock split.

The Company evaluates events occurring after the date of the consolidated financial statements requiring recording or disclosure in the consolidated financial statements.

2.	Accounting PronouncementS

New Accounting Pronouncements Adopted

The Company’s significant accounting policies are detailed in “Note 1. Nature of Business and Significant Accounting Policies” of the Company’s Annual Report on Form 10-K for the year ended August 31, 2018. In May 2014, the Financial Accounting Standards Board (FASB) issued guidance creating Accounting Standards Codification (ASC) Section 606, Revenue from Contracts with Customers (ASC 606), which establishes a comprehensive new model for the recognition of revenue from contracts with customers. This model is based on the core principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

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

Changes to the Company’s significant accounting policies as a result of adopting ASC 606 are discussed below.

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

The timing of revenue recognition, billing, and cash collections results in accounts receivable on the balance sheet.

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

Recently Issued Accounting Pronouncements

During February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases. ASU No. 2016-02 was issued to increase transparency and comparability among organizations by recognizing all lease transactions (with terms in excess of 12 months) on the balance sheet as a lease liability and a right-of-use asset (as defined). ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with earlier application permitted. Upon adoption, the lessee will apply the new standard retrospectively to all periods presented or retrospectively using a cumulative effect adjustment in the year of adoption. The guidance will be effective for the Company’s first quarter of fiscal year 2020. The Company is currently assessing the effect that ASU No. 2016-02 will have on its consolidated financial statements but does not expect it will have a material impact on its consolidated balance sheet.

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

3.	INVENTORIES

Inventories consisted of the following:

	May 31, 2019	August 31, 2018
Production materials	$2,135,972	$1,824,489
Finished goods	8,483,040	7,306,372
	$10,619,012	$9,130,861

4.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consisted of the following:

	May 31, 2019	August 31, 2018
Land	$310,365	$310,365
Buildings and improvements	7,553,462	6,927,484
Machinery and equipment	4,787,247	4,680,072
	12,651,074	11,917,921
Less accumulated depreciation	(5,357,937)	(4,749,095)
	$7,293,137	$7,168,826

5.	PATENTS AND TRADEMARKS, NET

Patents and trademarks, net, consisted of the following:

	May 31, 2019	August 31, 2018
Patents and trademarks	$2,911,662	$2,824,440
Less accumulated amortization	(1,863,413)	(1,668,183)
	$1,048,249	$1,156,257

Patent and trademark costs are amortized over seven years. Costs incurred related to patents and trademarks are capitalized until filed and approved, at which time the amounts capitalized to date are amortized, and any further costs, including maintenance costs, are expensed as incurred. Amortization expense of approximately $260,000 is estimated for each of the next five fiscal years.

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

Financial information from the audited and unaudited financial statements of the Company’s joint venture in Germany, Excor Korrosionsschutz – Technologien und Produkte GmbH (EXCOR) and all the Company’s other joint ventures, are summarized as follows:

	As of May 31, 2019
	Total	EXCOR	All Other
Current assets	$60,397,874	$29,698,867	$30,699,007
Total assets	64,887,307	32,137,535	32,749,772
Current liabilities	15,628,449	4,606,287	11,022,162
Noncurrent liabilities	467,330	-	467,330
Joint ventures’ equity	48,791,528	27,531,248	21,260,280
NTIC’s share of joint ventures’ equity	24,077,361	13,765,626	10,311,735
NTIC’s share of joint ventures’ undistributed earnings	22,048,149	13,734,721	8,313,428

	As of August 31, 2018
	Total	EXCOR	All Other
Current assets	$58,086,747	$27,354,788	$30,731,959
Total assets	62,803,261	30,033,750	32,769,511
Current liabilities	15,991,886	4,535,954	11,455,932
Noncurrent liabilities	403,653	—	403,653
Joint ventures’ equity	46,407,722	25,497,796	20,909,926
NTIC’s share of joint ventures’ equity	22,950,995	12,748,899	10,195,263
NTIC’s share of joint ventures’ undistributed earnings	20,921,783	12,717,994	8,203,789

	Three Months Ended May 31, 2019
	Total	EXCOR	All Other
Net sales	$27,774,112	$10,933,386	$16,840,726
Gross profit	12,557,580	6,129,046	6,428,534
Net income	3,797,785	2,707,342	1,090,443
NTIC’s share of equity in income from joint ventures	1,877,410	1,353,856	523,554
NTIC’s dividends received from joint ventures	$1,795,542	$1,673,700	$121,842

	Nine Months Ended May 31, 2019
	Total	EXCOR	All Other
Net sales	$86,003,918	$34,895,042	$51,108,876
Gross profit	38,547,018	19,118,704	19,428,314
Net income	11,412,552	8,187,467	3,225,085
NTIC’s share of equity in income from joint ventures	5,596,788	4,094,763	1,502,025
NTIC’s dividends received from joint ventures	$3,822,785	$2,517,450	$1,305,335

	Three Months Ended May 31, 2018
	Total	EXCOR	All Other
Net sales	$31,480,885	$12,219,414	$19,261,471
Gross profit	14,209,819	6,823,609	7,386,210
Net income	4,540,968	3,113,660	1,427,308
NTIC’s share of equity in income from joint ventures	2,246,066	1,558,243	687,823
NTIC’s dividends received from joint ventures	$1,168,420	$581,250	$587,170

	Nine Months Ended May 31, 2018
	Total	EXCOR	All Other
Net sales	$90,200,146	$35,450,664	$54,749,482
Gross profit	40,529,217	19,315,099	21,214,118
Net income	11,753,467	8,272,237	3,481,230
NTIC’s share of equity in income from joint ventures	5,793,391	4,138,814	1,654,577
NTIC’s dividends received from joint ventures	$2,941,807	$1,780,392	$1,161,415

The Company did not make any joint venture investments during the three and nine months ended May 31, 2019 and 2018.

7.	CORPORATE DEBT

The Company has a revolving line of credit with PNC Bank, National Association (PNC Bank) of $3,000,000. No amounts were outstanding under the line of credit as of either May 31, 2019 or August 31, 2018. At the option of the Company, outstanding advances under the line of credit bear interest at either (a) an annual rate based on LIBOR plus 2.15% for the applicable LIBOR interest period selected by the Company or (b) at the rate publicly announced by PNC Bank from time to time as its prime rate.

The line of credit is governed under a loan agreement. The loan agreement contains standard covenants, including affirmative financial covenants, such as the maintenance of a minimum fixed charge coverage ratio, and negative covenants, which, among other things, limit the incurrence of additional indebtedness, loans and equity investments, disposition of assets, mergers and consolidations, and other matters customarily restricted in such agreements. Under the loan agreement, the Company is subject to a minimum fixed charge coverage ratio of 1.10:1.00. As of May 31, 2019, the Company was in compliance with all debt covenants.

The revolving credit facility allows the Company to request that PNC Bank issue letters of credit up to $1,200,000. The Company did not have any letters of credit reserved against the available letters of credit balance as of May 31, 2019 and August 31, 2018 with PNC Bank. The availability of advances under the line of credit will be reduced by the face amount of any letter of credit issued and outstanding (whether or not drawn) under the revolving credit facility.

On November 30, 2018, the Company and PNC Bank extended the maturity date of the line of credit from January 7, 2019 to January 7, 2020. All other terms of the line of credit and the loan agreement and other documents evidencing the line of credit remain the same.

As of both May 31, 2019 and August 31, 2018, the Company had $88,831 of letters of credit that are performance based and set to expire between 2020 and 2022.

8.	STOCKHOLDERS’ EQUITY

On June 3, 2019, the Company’s Board of Directors declared a two-for-one stock split of the Company’s common stock effected in the form of a 100% share dividend distributed on June 28, 2019 to record holders as of June 17, 2019. All share and per share values have been adjusted to retroactively reflect the effect of the two-for-one stock split.

The Company held its 2019 Annual Meeting of Stockholders (2019 Annual Meeting) on January 18, 2019. At the 2019 Annual Meeting, a proposal to ratify an amendment to the Company’s Restated Certificate of Incorporation to increase the Company’s authorized shares of common stock from 10,000,000 to 15,000,000 (Share Increase Amendment) was approved by the Company’s stockholders by the required vote. The proposal to approve the Share Increase Amendment was initially voted on and approved at the 2018 Annual Meeting of Stockholders. However, because the description of the authority of brokers to vote on proposals without instruction in the proxy statement for the 2018 Annual Meeting of Stockholders could have created some uncertainty as to the effect of the vote obtained at last year’s meeting, and out of an abundance of caution, the Board requested that stockholders at the 2019 Annual Meeting ratify the filing and effectiveness of the Certificate of Amendment to the Company’s Restated Certificate of Incorporation, which was filed with the Secretary of State of the State of Delaware on January 16, 2018, pursuant to Delaware law, in order to eliminate any uncertainty related to the effectiveness of the share increase amendment. Since the ratification proposal was approved by stockholders at the 2019 Annual Meeting, the ratification was retroactive to January 16, 2018, the time of filing of the Share Increase Amendment with the Secretary of State of the State of Delaware.

At the 2019 Annual Meeting held on January 18, 2019, the Company’s stockholders approved the Northern Technologies International Corporation 2019 Stock Incentive Plan (the 2019 Plan), which replaced the Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan (2007 Plan). No new awards will be granted under the 2007 Plan, although the terms of the 2007 Plan continue to govern awards outstanding under the 2007 Plan until exercised, expired, paid, or otherwise terminated or canceled. Subject to adjustment, the maximum number of shares of common stock authorized for issuance under the 2019 Plan is 800,000 shares. No stock options or other equity awards have been granted under the 2019 Plan as of May 31, 2019.

During the nine months ended May 31, 2019, the Company granted stock options under the 2007 Plan to purchase an aggregate of 141,768 shares of its common stock to various employees and directors. The weighted average per share exercise price of the stock options is $18.23, which was equal to the fair market value of the Company’s common stock on the date of grant. During the nine months ended May 31, 2019, no stock options to purchase common stock were exercised.

During the nine months ended May 31, 2018, the Company granted stock options under the 2007 Plan to purchase an aggregate of 94,504 shares of its common stock to various employees and directors. The weighted average per share exercise price of the stock options is $9.18, which was equal to the fair market value of the Company’s common stock on the date of grant. During the nine months ended May 31, 2018, stock options to purchase an aggregate of 8,820 shares of common stock were exercised at a weighted average exercise price of $5.80 per share.

The Company issued 1,748 and 1,782 shares of common stock on September 1, 2018 and 2017, respectively, under the Northern Technologies International Corporation Employee Stock Purchase Plan (the ESPP). The Company issued 2,462 and 1,970 shares of common stock on March 1, 2019 and 2018, respectively, under the ESPP.

During the nine months ended May 31, 2019, the Company’s Board of Directors declared cash dividends on the following dates in the following amounts to holders of record of the Company’s common stock as of the following record dates:

Declaration Date	Amount	Record Date	Payable Date
October 24, 2018	$0.06	November 7, 2018	November 21, 2018
January 23, 2019	$0.06	February 6, 2019	February 22, 2019
April 25, 2019	$0.06	May 9, 2019	May 23, 2019

During the nine months ended May 31, 2018, the Company’s Board of Directors declared cash dividends on the following dates in the following amounts to holders of record of the Company’s common stock as of the following record dates:

Declaration Date	Amount	Record Date	Payable Date
November 20, 2017	$0.05	December 8, 2017	December 21, 2017
January 24, 2018	$0.05	February 8, 2018	February 21, 2018
April 25, 2018	$0.05	May 9, 2018	May 23, 2018

During the nine months ended May 31, 2019, and 2018, the Company repurchased no shares of its common stock.

9.	NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share assumes the exercise of stock options using the treasury stock method, if dilutive.

The following is a reconciliation of the net income per share computation for the three and nine months ended May 31, 2019 and 2018:

	Three Months Ended		Nine Months Ended
Numerators:	May 31, 2019	May 31, 2018	May 31, 2019	May 31, 2018
Net income attributable to NTIC	$1,482,149	$2,142,752	$4,380,776	$4,559,225
Denominators:
Basic – weighted shares outstanding	9,084,354	9,078,706	9,085,584	9,077,676
Weighted shares assumed upon exercise of stock options	308,090	335,358	355,274	250,018
Diluted – weighted shares outstanding	9,392,444	9,414,064	9,440,858	9,327,694
Basic net income per share:	$0.16	$0.24	$0.48	$0.50
Diluted net income per share:	$0.16	$0.23	$0.46	$0.49

*Share and per share data have been adjusted for all periods presented to reflect the two-for-one stock split effective June 28, 2019.

The dilutive impact summarized above relates to the periods when the average market price of the Company’s common stock exceeded the exercise price of the potentially dilutive option securities granted. Net income per common share was based on the weighted average number of common shares outstanding during the periods when computing basic net income per share. When dilutive, stock options are included as equivalents using the treasury stock method when computing the diluted net income per share. Excluded from the computation of diluted net income per share for the three and nine months ended May 31, 2019 were options outstanding to purchase 141,768 shares of common stock. There were no shares excluded from the computation of diluted income per share for the three and nine months ended May 31, 2018.

10.	STOCK-BASED COMPENSATION

The Company has two stock-based compensation plans under which stock options and other stock-based awards have been granted, the Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan and the Northern Technologies International Corporation Employee Stock Purchase Plan. As previously described in Note 8, at the 2019 Annual Meeting held on January 18, 2019, the Board of Directors and stockholders of the Company approved a new Northern Technologies International Corporation 2019 Stock Incentive Plan. No stock options or other equity awards have been granted under that plan. The Compensation Committee of the Board of Directors and the Board of Directors administer these plans.

The 2019 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, stock unit awards, performance awards, and stock bonuses to eligible recipients to enable the Company and its subsidiaries to attract and retain qualified individuals through opportunities for equity participation in the Company and to reward those individuals who contribute to the achievement of the Company’s economic objectives. Subject to adjustment as provided in the 2019 Plan, up to a maximum of 800,000 shares of the Company’s common stock are issuable under the 2019 Plan. Options granted generally have a term of ten years and become exercisable over a three- or four-year period beginning on the one-year anniversary of the date of grant. Options are granted at per share exercise prices equal to the market value of the Company’s common stock on the date of grant. The Company issues new shares upon the exercise of options. As of May 31, 2019, only stock options and stock bonuses had been granted under the 2007 Plan and no stock options or other equity awards had been granted under the 2019 Plan.

The maximum number of shares of common stock of the Company available for issuance under the ESPP is 200,000 shares, subject to adjustment as provided in the ESPP. The ESPP provides for six-month offering periods beginning on September 1 and March 1 of each year. The purchase price of the shares is 90% of the lower of the fair market value of common stock at the beginning or end of the offering period. This discount may not exceed the maximum discount rate permitted for plans of this type under Section 423 of the Internal Revenue Code of 1986, as amended. The ESPP is compensatory for financial reporting purposes.

The Company granted options to purchase an aggregate of 141,768 and 94,504 shares of its common stock during the nine months ended May 31, 2019 and 2018, respectively. The fair value of option grants is determined at date of grant using the Black-Scholes option pricing model with the assumptions listed below.  The Company recognized compensation expense of $1,073,940 and $309,473 during the nine months ended May 31, 2019 and 2018, respectively, related to the options that vested during such time period. As of May 31, 2019, the total compensation cost for non-vested options not yet recognized in the Company’s consolidated statements of operations was $423,245. Stock-based compensation expense of $357,985 is expected through the remainder of fiscal year 2019, and $65,260 is expected to be recognized during fiscal 2020, based on outstanding options as of May 31, 2019. Future option grants will impact the compensation expense recognized. Stock-based compensation expense is included in general and administrative expense on the consolidated statements of operations.

The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model with the following assumptions and results for the grants:

	Nine Months Ended
	May 31, 2019	May 31, 2018
Dividend yield	1.32%	2.18%
Expected volatility	45.8%	45.9%
Expected life of option (years)	10	10
Average risk-free interest rate	2.75%	1.87%

The weighted average per share fair value of options granted during the nine months ended May 31, 2019 and 2018 was $9.01 and $3.88, respectively. The weighted average remaining contractual life of the options outstanding as of May 31, 2019 and 2018 was 6.15 years and 6.52 years, respectively.

11.	SEGMENT AND GEOGRAPHIC INFORMATION

Segment Information

The Company’s chief operating decision maker (CODM) is its Chief Executive Officer. The Company’s business is organized into two reportable segments: ZERUST® and Natur-Tec®. The Company has been selling its proprietary ZERUST® rust and corrosion inhibiting products and services to the automotive, electronics, electrical, mechanical, military and retail consumer markets for over 40 years and, more recently, has targeted and expanded into the oil and gas industry. The Company also sells a portfolio of bio-based and compostable (fully biodegradable) polymer resins and finished products under the Natur-Tec® brand.

The following table sets forth the Company’s net sales for the three and nine months ended May 31, 2019 and 2018 by segment:

	Three Months Ended		Nine Months Ended
	May 31, 2019	May 31, 2018	May 31, 2019	May 31, 2018
ZERUST® net sales	$10,077,203	$10,382,884	$29,250,772	$30,102,080
Natur-Tec® net sales	4,815,914	2,540,953	13,051,801	6,578,770
Total net sales	$14,893,117	$12,923,837	$42,302,573	$36,680,850

The following table sets forth the Company’s cost of goods sold for the three and nine months ended May 31, 2019 and 2018 by segment:

	Three Months Ended				Nine Months Ended
	May 31, 2019	% of Segment Sales*	May 31, 2018	% of Segment Sales*	May 31, 2019	% of Segment Sales*	May 31, 2018	% of Segment Sales*
Direct cost of goods sold
ZERUST®	$5,725,220	56.8%	$6,139,699	59.1%	$16,596,536	56.7%	$17,948,941	59.6%
Natur-Tec®	3,670,282	76.2%	1,812,084	71.3%	10,181,050	78.0%	4,738,523	72.0%
Indirect cost of goods sold	742,851	—	640,583	—	2,106,003	—	1,806,208	—
Total net cost of goods sold	$10,138,353		$8,592,366		$28,883,589		$24,493,672

*	The percent of segment sales is calculated by dividing the direct cost of goods sold for each individual segment category by the net sales for each segment category.

The Company utilizes product net sales and direct and indirect cost of goods sold for each product in reviewing the financial performance of a product type. Further allocation of Company expenses or assets, aside from amounts presented in the tables above, is not utilized in evaluating product performance, nor does such allocation occur for internal financial reporting.

Geographic Information

Net sales by geographic location for the three and nine months ended May 31, 2019 and 2018 were as follows:

	Three Months Ended		Nine Months Ended
	May 31, 2019	May 31, 2018	May 31, 2019	May 31, 2018
Inside the U.S.A. to unaffiliated customers	$6,172,882	$7,434,991	$19,564,756	$19,771,031
Outside the U.S.A. to:
Joint ventures in which the Company is a shareholder directly and indirectly	1,112,313	879,324	2,304,455	2,201,077
Unaffiliated customers	7,607,922	4,609,522	20,433,362	14,708,742
	$14,893,117	$12,923,837	$42,302,573	$36,680,850

Net sales by geographic location are based on the location of the customer. Fees for services provided to joint ventures by geographic location as a percentage of total fees for services provided to joint ventures during the three and nine months ended May 31, 2019 and 2018 were as follows:

	Three Months Ended
	May 31, 2019	% of Total Fees for Services Provided to Joint Ventures	May 31, 2018	% of Total Fees for Services Provided to Joint Ventures
Germany	$212,825	14.8%	$224,366	14.9%
Poland	181,057	12.6%	185,107	12.3%
Japan	164,136	11.5%	183,335	12.2%
Sweden	137,642	9.6%	155,588	10.3%
India	114,705	8.0%	49,778	3.3%
France	112,063	7.8%	146,949	9.7%
Thailand	109,427	7.6%	110,894	7.4%
South Korea	85,732	6.0%	96,574	6.4%
Czech Republic	83,086	5.8%	100,131	6.6%
Finland	75,135	5.2%	81,402	5.4%
United Kingdom	70,972	5.0%	80,931	5.4%
Other	87,043	6.1%	93,445	6.1%
	$1,433,823	100.0%	$1,508,500	100.0%

	Nine Months Ended
	May 31, 2019	% of Total Fees for Services Provided to Joint Ventures	May 31, 2018	% of Total Fees for Services Provided to Joint Ventures
Germany	$643,154	15.0%	$680,939	14.7%
Poland	551,430	12.8%	598,221	13.0%
Japan	501,432	11.6%	529,412	11.4%
Sweden	417,635	9.7%	448,707	9.7%
France	328,395	7.6%	416,913	9.0%
Thailand	313,075	7.3%	325,205	7.0%
India	294,833	6.9%	274,980	5.9%
Czech Republic	266,706	6.2%	283,193	6.1%
United Kingdom	261,961	6.1%	275,137	6.0%
South Korea	259,612	6.0%	279,524	6.0%
Finland	221,599	5.2%	247,574	5.4%
Other	239,200	5.6%	264,727	5.8%
	$4,299,032	100.0%	$4,624,532	100.0%

The geographical distribution of key financial statement data is as follows:

	At May 31, 2019	At August 31, 2018
China	$341,145	$205,490
Brazil	117,811	71,677
India	51,208	22,220
Other	15,619	7,058
United States	6,767,354	6,862,381
Total property and equipment	$7,293,137	$7,168,826

	Three Months Ended		Nine Months Ended
	May 31, 2019	May 31, 2018	May 31, 2019	May 31, 2018
China	$3,691,220	$3,069,232	$9,864,479	$9,176,174
Brazil	792,299	853,675	2,343,894	2,310,131
India	2,283,346	564,339	6,159,136	1,642,633
Other	1,953,370	1,267,475	4,370,308	2,875,428
United States	6,172,882	7,169,116	19,564,756	20,676,484
Total net sales	$14,893,117	$12,923,837	$42,302,573	$36,680,850

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

On August 31, 2018, the Compensation Committee of the Board of Directors of the Company approved the material terms of an annual bonus plan for the Company’s executive officers as well as certain officers and employees for the fiscal year ending August 31, 2019. For fiscal 2019, as in past years, the total amount available under the bonus plan for all plan participants, including executive officers, is dependent upon the Company’s earnings before interest, taxes, and other income, as adjusted to take into account amounts to be paid under the bonus plan and certain other adjustments (Adjusted EBITOI). Each plan participant’s percentage of the overall bonus pool is based upon the number of plan participants, the individual’s annual base salary, and the individual’s position and level of responsibility within the Company. In the case of each of the Company’s executive officer participants, 75% of the amount of their individual bonus payout will be determined based upon the Company’s actual EBITOI for fiscal 2019 compared to a pre-established target EBITOI for fiscal 2019 and 25% of the payout will be determined based upon such executive officer’s achievement of certain pre-established individual performance objectives. The payment of bonuses under the plan is discretionary and may be paid to executive officer participants in both cash and shares of NTIC common stock, with the exact amount and percentages determined by the Company’s Board of Directors, upon recommendation of the Compensation Committee, after the completion of the Company’s consolidated financial statements for fiscal 2019. There was $1,450,000 accrued for management bonuses for the nine months ended May 31, 2019, compared to $1,380,000 accrued for management bonuses for the nine months ended May 31, 2018.

Two joint ventures (consisting of the Company’s joint ventures in South Korea and Germany) accounted for 76.4% of the Company’s trade joint venture receivables at May 31, 2019, and three joint ventures (consisting of the Company’s joint ventures in South Korea, Thailand, and India) accounted for 74.1% of the Company’s trade joint venture receivables at August 31, 2018.

From time to time, the Company is subject to various other claims and legal actions in the ordinary course of its business. The Company records a liability in its consolidated financial statements for costs related to claims, including future legal costs, settlements, and judgments, where the Company has assessed that a loss is probable, and an amount could be reasonably estimated. If the reasonable estimate of a probable loss is a range, the Company records the most probable estimate of the loss or the minimum amount when no amount within the range is a better estimate than any other amount. The Company discloses a contingent liability even if the liability is not probable or the amount is not estimable, or both, if there is a reasonable possibility that material loss may have been incurred. In the opinion of management, as of May 31, 2019, the amount of liability, if any, with respect to these matters, individually or in the aggregate, will not materially affect the Company’s consolidated results of operations, financial position, or cash flows.

13.	Fair Value Measurements

Assets and liabilities that are measured at fair value on a recurring basis primarily relate to marketable equity securities. These items are marked-to-market at each reporting period, and the Company estimates that market value approximates costs.

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurements Using Inputs Considered as
	Fair value as of May 31, 2019	Level 1	Level 2	Level 3
Available for sale securities	$2,540,613	$2,540,613	$—	$—

		Fair Value Measurements Using Inputs Considered as
	Fair value as of August 31, 2018	Level 1	Level 2	Level 3
Available for sale securities	$3,300,110	$3,300,110	$—	$—

There were no transfers between Level 1, Level 2, or Level 3 during the three and nine months ended May 31, 2019 and 2018.

14.	SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information consisted of:

	Three Months Ended
	May 31, 2019	May 31, 2018
Cash paid for interest	$5,165	$3,139
Cash paid for income taxes	—	45,000

	Nine Months Ended
	May 31, 2019	May 31, 2018
Cash paid for interest	$11,357	$14,007
Cash paid for income taxes	53,975	45,000

15.	INCOME TAXES

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

The Company recorded income tax expense during the three and nine months ended May 31, 2019 of $150,257 and $652,331, respectively, compared to $181,683 and $1,128,583 for the three and nine months ended May 31, 2018.

16.	SUBSEQUENT EVENTS

On June 3, 2019, the Company’s Board of Directors declared a two-for-one stock split of the Company’s common stock effected in the form of a 100% share dividend distributed on June 28, 2019 to record holders as of June 17, 2019. All share and per share values have been adjusted to retroactively reflect the effect of the two-for-one stock split.

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

Natur-Tec® bio-based and compostable plastics are manufactured using NTIC’s patented and/or proprietary technologies and are intended to replace conventional petroleum-based plastics. The Natur-Tec® biopolymer resin compound portfolio includes formulations that have been optimized for a variety of applications, including blown-film extrusion, extrusion coating, injection molding, and engineered plastics. These resin compounds are certified to be fully biodegradable in a composting environment and are currently being used to produce finished products, including can liners, shopping and grocery bags, lawn and leaf bags, pet waste collection bags, cutlery and, coated paper products. In North America, NTIC markets its Natur-Tec® resin compounds and finished products primarily through a network of regional and national distributors as well as independent agents. NTIC continues to see significant opportunities for finished bioplastic products and, therefore, continues to strengthen and expand its North American distribution network for finished Natur-Tec® bioplastic products. Internationally, NTIC sells its Natur-Tec® resin compounds and finished products both directly and through its majority-owned subsidiary in India, Natur-Tec India Private Limited (Natur-Tec India), and through distributors and certain joint ventures.

NTIC’s Subsidiaries and Joint Venture Network

NTIC has ownership interests in six subsidiaries in North America, South America, Europe, and Asia. The following table sets forth a list of NTIC’s operating subsidiaries as of May 31, 2019, the country in which the subsidiary is organized, and NTIC’s ownership percentage in each subsidiary:

Subsidiary Name	Country	NTIC Percent (%) Ownership
NTIC (Shanghai) Co., Ltd	China	100%
NTI Asean LLC	United States	60%
Zerust Prevenção de Corrosão S.A.	Brazil	85%
ZERUST-EXCOR MEXICO, S. de R.L. de C.V	Mexico	100%
Natur-Tec India Private Limited	India	75%
NTIC Europe GmbH	Germany	100%

The results of these subsidiaries are fully consolidated in NTIC’s consolidated financial statements.

On September 1, 2018, the minority owner in Natur-Tec India made an additional capital contribution of INR 9,340,110 (US$ 134,034), which diluted NTIC’s ownership interest from 90% to 75%. This contribution was made with NTIC’s consent and with the intended purpose of increasing the minority owner’s ownership interest accordingly.

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

The following table sets forth a list of NTIC’s operating joint ventures as of May 31, 2019, the country in which the joint venture is organized, and NTIC’s ownership percentage in each joint venture:

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

NTIC receives funds from its joint ventures for fees received for services that NTIC provides and as dividend distributions. The fees for services provided to joint ventures are determined based on either a flat fee or a percentage of sales depending on local laws and tax regulations. With respect to NTIC’s joint venture in Germany (EXCOR), NTIC recognizes an agreed upon quarterly fee for services. NTIC recognizes equity income from each joint venture based on the overall profitability of the joint venture. Such profitability is subject to variability from quarter to quarter which, in turn, subjects NTIC’s earnings to variability from quarter to quarter. The profits of each joint venture are shared by the respective joint venture owners in accordance with their respective ownership percentages. NTIC typically directly or indirectly owns 50% or less of each of its joint venture entities and, thus, does not control the decisions of these entities regarding whether to pay dividends and, if paid, what amount is paid in a given year. The payment of a dividend by an entity is determined by a joint vote of the owners and is not at the sole discretion of NTIC.

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

NTIC’s consolidated net sales increased 15.2% and 15.3% during the three and nine months ended May 31, 2019, respectively, compared to the three and nine months ended May 31, 2018. These increases were primarily a result of an increase in sales of Natur-Tec® products.

During the three and nine months ended May 31, 2019, 67.7% and 69.1% of NTIC’s consolidated net sales, respectively, were derived from sales of ZERUST® products and services, which decreased 2.9% and 2.8% to $10,077,203 and $29,250,772 during the three and nine months ended May 31, 2019, respectively, compared to $10,382,884 and $30,102,080 during the three and nine months ended May 31, 2018, respectively. These decreases were due to lower sales from existing customers for products as a result of decreased demand. NTIC has focused its sales efforts of ZERUST® products and services by strategically targeting customers with specific corrosion issues in new market areas, including the oil and gas industry and other industrial sectors that offer sizable growth opportunities. NTIC’s consolidated net sales for the nine months ended May 31, 2019 included $2,225,490 of sales made to customers in the oil and gas industry compared to $1,418,573 for the nine months ended May 31, 2018. Overall demand for ZERUST® products and services depends heavily on the overall health of the markets in which NTIC sells its products, including the automotive, oil and gas, agriculture, and mining markets in particular.

During the three and nine months ended May 31, 2019, 32.3% and 30.9%, of NTIC’s consolidated net sales, respectively, were derived from sales of Natur-Tec® products compared to 19.7% and 17.9% during the three and nine months ended May 31, 2018, respectively. Net sales of Natur-Tec® products increased 89.5% and 98.4% during the three and nine months ended May 31, 2019, respectively, compared to the three and nine months ended May 31, 2018, primarily due to an increase in finished product sales in North America and finished product sales at NTIC’s majority-owned subsidiary in India, Natur-Tec India Private Limited (Natur-Tec India).

Cost of goods sold as a percentage of net sales increased to 68.1% during the three months ended May 31, 2019 compared to 66.5% during the three months ended May 31, 2018 and increased to 68.3% during the nine months ended May 31, 2019 compared to 66.8% during the prior fiscal year period, primarily as a result of an increased percentage of product sales from Natur-Tec® products that have lower gross margins than NTIC’s traditional ZERUST® industrial products.

NTIC’s equity in income from joint ventures decreased 16.4% and 3.4% to $1,877,410 and $5,596,788 during the three and nine months ended May 31, 2019, respectively, compared to $2,246,066 and $5,793,391 during the three and nine months ended May 31, 2018, respectively. These decreases were primarily due to corresponding decreases in net sales at the joint ventures, which decreased 11.8% and 4.7% to $27,774,112 and $86,003,918 during the three and nine months ended May 31, 2019, respectively, compared to $31,480,885 and $90,200,146 for the three and nine months ended May 31, 2018, respectively. These decreases in net sales of NTIC’s joint ventures were primarily due to decreased sales from existing customers for existing products as a result of decreased demand. The decreases in net sales of NTIC’s joint ventures resulted in corresponding decreases in fees for services provided to joint ventures, as such fees are a function of net sales of NTIC’s joint ventures.

NTIC’s total operating expenses increased 11.7% and 7.5% to $6,293,725 and $17,868,928 during the three and nine months ended May 31, 2019, respectively, compared to $5,632,826 and $16,622,849 for the three and nine months ended May 31, 2018, respectively. These increases were primarily due to an increase in NTIC’s personnel expenses. Operating expenses, as a percent of net sales, for the three months ended May 31, 2019 were 42.3%, compared to 43.6% for the same period last fiscal year and for the nine months ended May 31, 2019 were 42.2%, compared to 45.3% for the same period last fiscal year. These reductions in operating expenses, as a percent of net sales, were primarily due to significantly higher net sales, partially offset by higher operating expenses.

NTIC spent $1,005,045 and $2,804,739 during the three and nine months ended May 31, 2019, respectively, compared to $860,347 and $2,581,824 during the three and nine months ended May 31, 2018, respectively, in connection with its research and development activities. NTIC anticipates that it will spend a total of between $3,400,000 and $3,600,000 in fiscal 2019 on research and development activities.

Net income attributable to NTIC decreased to $1,482,149, or $0.16 per diluted common share, for the three months ended May 31, 2019 compared to $2,142,752, or $0.23 per diluted common share, for the three months ended May 31, 2018, a decrease of $660,603 or $0.07 per diluted share. Net income attributable to NTIC decreased 3.9% to $4,380,776, or $0.46 per diluted common share, for the nine months ended May 31, 2019 compared to $4,559,225, or $0.49 per diluted common share, for the nine months ended May 31, 2018, a decrease of $178,449 or $0.03 per diluted share. These decreases were primarily the result of the increase in operating expenses and decrease in joint venture operations during the current fiscal year periods compared to the prior fiscal year periods, partially offset by the increase in gross margin and decrease in tax expense, specifically the $700,000 one-time provisional adjustment related to the Tax Cuts and Jobs Act (Tax Reform Act) that occurred in the second quarter of fiscal year 2018, as described in more detail below.

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

NTIC’s working capital, defined as current assets less current liabilities, was $25,691,723 at May 31, 2019, including $5,224,480 in cash and cash equivalents and $2,540,613 in available for sale securities, compared to $22,837,591 at August 31, 2018, including $4,163,023 in cash and cash equivalents and $3,300,110 in available for sale securities.

On April 25, 2019, the Company’s Board of Directors declared a cash dividend of $0.06 per share of NTIC’s common stock, payable on May 23, 2019 to stockholders of record on May 9, 2019.

On June 3, 2019, the Company’s Board of Directors declared a two-for-one stock split of the Company’s common stock effected in the form of a 100% share dividend distributed on June 28, 2019 to record holders as of June 17, 2019. All share and per share values have been adjusted to retroactively reflect the effect of the two-for-one stock split.

Results of Operations

The following table sets forth NTIC’s results of operations for the three and nine months ended May 31, 2019 and 2018.

	Three Months Ended
	May 31, 2019	% of Net Sales	May 31, 2018	% of Net Sales	$ Change	% Change
Net sales, excluding joint ventures	$13,780,804	92.5%	$12,044,513	93.2%	$1,736,291	14.4%
Net sales, to joint ventures	1,112,313	7.5%	879,324	6.8%	232,989	26.5%
Cost of goods sold	10,138,353	68.1%	8,592,366	66.5%	1,545,987	18.0%
Equity in income from joint ventures	1,877,410	12.6%	2,246,066	17.4%	(368,656)	(16.4)%
Fees for services provided to joint ventures	1,433,823	9.6%	1,508,500	11.7%	(74,677)	(5.0)%
Selling expenses	2,761,488	18.5%	2,784,694	21.5%	(23,206)	(0.8)%
General and administrative expenses	2,527,192	17.0%	1,987,785	15.4%	539,407	27.1%
Research and development expenses	1,005,045	6.7%	860,347	6.7%	144,698	16.8%

	Nine Months Ended
	May 31, 2019	% of Net Sales	May 31, 2018	% of Net Sales	$ Change	% Change
Net sales, excluding joint ventures	$39,998,118	94.6%	$34,479,773	94.0%	$5,518,345	16.0%
Net sales, to joint ventures	2,304,455	5.4%	2,201,077	6.0%	103,378	4.7%
Cost of goods sold	28,883,589	68.3%	24,493,672	66.8%	4,389,917	17.9%
Equity in income from joint ventures	5,596,788	13.2%	5,793,391	15.8%	(196,603)	(3.4)%
Fees for services provided to joint ventures	4,299,032	10.2%	4,624,532	12.6%	(325,500)	(7.0)%
Selling expenses	8,077,663	19.1%	8,028,279	21.9%	49,384	0.6%
General and administrative expenses	6,986,526	16.5%	6,012,746	16.4%	973,780	16.2%
Research and development expenses	2,804,739	6.6%	2,581,824	7.0%	222,915	8.6%

Net Sales. NTIC’s consolidated net sales increased 15.2% and 15.3% to $14,893,117 and $42,302,573 during the three and nine months ended May 31, 2019, respectively, compared to the three and nine months ended May 31, 2018. NTIC’s consolidated net sales to unaffiliated customers excluding NTIC’s joint ventures increased 14.4% and 16.0% to $13,780,804 and $39,998,118 during the three and nine months ended May 31, 2019, respectively, compared to the same respective periods in fiscal 2018. These increases were primarily a result of an increase in sales of Natur-Tec® products. Net sales to joint ventures increased 26.5% and 4.7% to $1,112,313 and $2,304,455 during the three and nine months ended May 31, 2019, respectively, compared to the same respective periods in fiscal 2018. These increases were primarily a result of increased demand for our Natur-Tec® products.

The following table sets forth NTIC’s net sales by product segment for the three and nine months ended May 31, 2019 and 2018 by segment:

	Three Months Ended		Nine Months Ended
	May 31, 2019	May 31, 2018	May 31, 2019	May 31, 2018
Total ZERUST® sales	$10,077,203	$10,382,884	$29,250,772	$30,102,080
Total Natur-Tec® sales	4,815,914	2,540,953	13,051,801	6,578,770
Total net sales	$14,893,117	$12,923,837	$42,302,573	$36,680,850

During the three and nine months ended May 31, 2019, 67.7% and 69.1% of NTIC’s consolidated net sales, respectively, were derived from sales of ZERUST® products and services, which decreased 2.9% and 2.8% to $10,077,203 and $29,250,772 during the three and nine months ended May 31, 2019, respectively, compared to $10,382,884 and $30,102,080 during the three and nine months ended May 31, 2018, respectively. NTIC has strategically focused its sales efforts for ZERUST® products and services on customers with sizeable corrosion problems in industry sectors that offer sizable growth opportunities, including the oil and gas sector. Overall, demand for ZERUST® products and services depends heavily on the overall health of the market segments to which NTIC sells its products, including the automotive, oil and gas, agriculture, and mining markets in particular.

The following table sets forth NTIC’s net sales of ZERUST® products for the three and nine months ended May 31, 2019 and 2018:

	Three Months Ended
	May 31, 2019	May 31, 2018	$ Change	% Change
ZERUST® industrial net sales	$8,244,759	$8,947,847	$(703,088)	(7.9)%
ZERUST® joint venture net sales	950,414	879,324	71,090	8.1%
ZERUST® oil & gas net sales	882,030	555,713	326,317	58.7%
Total ZERUST® net sales	$10,077,203	$10,382,884	$(305,681)	(2.9)%

	Nine Months Ended
	May 31, 2019	May 31, 2018	$ Change	% Change
ZERUST® industrial net sales	$24,882,727	$26,482,430	$(1,599,703)	(6.0)%
ZERUST® joint venture net sales	2,142,555	2,201,077	(58,522)	(2.7)%
ZERUST® oil & gas net sales	2,225,490	1,418,573	806,917	56.9%
Total ZERUST® net sales	$29,250,772	$30,102,080	$(851,308)	(2.8)%

NTIC’s total ZERUST® net sales decreased during the three months and nine months ended May 31, 2019, compared to the prior fiscal year periods, primarily due to an overall decreased demand for ZERUST® industrial products and services in North America and China, partially offset by increased demand for ZERUST® oil and gas products and services. NTIC anticipates that its sales of ZERUST® products and services into the oil and gas industry will continue to remain subject to significant volatility from quarter to quarter as sales are recognized, specifically due to the volatility of oil prices. Demand for ZERUST® oil and gas products around the world depends primarily on market acceptance and the reach of NTIC’s distribution network. Because of the typical size of individual orders and overall size of NTIC’s net sales derived from sales of oil and gas products, the timing of one or more orders can materially affect NTIC’s quarterly sales compared to prior fiscal year quarters.

During the three and nine months ended May 31, 2019, 32.3% and 30.9% of NTIC’s consolidated net sales, respectively, were derived from sales of Natur-Tec® products, which increased 89.5% and 98.4% to $4,815,914 and $13,051,801 during the three and nine months ended May 31, 2019, respectively, compared to the three and nine months ended May 31, 2018. These increases were primarily due to an increase in finished product sales in North America and finished product sales at NTIC’s majority-owned subsidiary in India, Natur-Tec India.

Cost of Goods Sold. Cost of goods sold increased 18.0% and 17.9% for the three and nine months ended May 31, 2019, respectively, compared to the three and nine months ended May 31, 2018. Cost of goods sold as a percentage of net sales increased to 68.1% during the three months ended May 31, 2019 compared to 66.5% during the three months ended May 31, 2018 and increased to 68.3% during the nine months ended May 31, 2019 compared to 66.8% during the nine months ended May 31, 2018. These increases were due primarily to an increased percentage of product sales from Natur-Tec® products that have lower gross margins than NTIC’s traditional ZERUST® industrial products.

Equity in Income from Joint Ventures. NTIC’s equity in income from joint ventures decreased 16.4% and 3.4% to $1,877,410 and $5,596,788 during the three and nine months ended May 31, 2019, respectively, compared to $2,246,066 and $5,793,391 during the three and nine months ended May 31, 2018, respectively. These changes were primarily a result of changing profitability of the joint ventures during the respective periods that fluctuate based on net sales. Of the total equity in income from joint ventures, NTIC had equity in income from joint ventures of $4,094,763 attributable to EXCOR during the nine months ended May 31, 2019 compared to $4,138,814 during the nine months ended May 31, 2018. NTIC had equity in income of all other joint ventures of $1,502,025 during the nine months ended May 31, 2019 compared to $1,654,577 during the nine months ended May 31, 2018.

Fees for Services Provided to Joint Ventures. NTIC recognized fee income for services provided to joint ventures of $1,433,823 and $4,299,032 during the three and nine months ended May 31, 2019, respectively, compared to $1,508,500 and $4,624,532 during the three and nine months ended May 31, 2018, respectively, representing decreases of 5.0% and 7.0%, respectively. Fee income for services provided to joint ventures is traditionally a function of the sales made by NTIC’s joint ventures. Total net sales of NTIC’s joint ventures decreased to $27,774,112 and $86,003,918 during the three and nine months ended May 31, 2019, respectively, compared to $31,480,885 and $90,200,146 during the three and nine months ended May 31, 2018, respectively, representing decreases of $3,706,773 and $4,196,228, respectively. Net sales of NTIC’s joint ventures are not included in NTIC’s consolidated financial statements. Of the total fee income for services provided to joint ventures, fees of $643,154 were attributable to EXCOR during the nine months ended May 31, 2019 compared to $680,939 attributable to EXCOR during the nine months ended May 31, 2018.

Selling Expenses. NTIC’s selling expenses decreased 0.8% and increased 0.6% for the three and nine months ended May 31, 2019, respectively, compared to the same respective periods in fiscal 2018 due primarily to increases in operating expenses associated with ZERUST® sales efforts, consisting primarily of selling and personnel expenses. Selling expenses as a percentage of net sales decreased to 18.5% and 19.1% for the three and nine months ended May 31, 2019, respectively, from 21.5% and 21.9% for the three and nine months ended May 31, 2018, respectively, primarily due to the increase in net sales, as previously described.

General and Administrative Expenses. NTIC’s general and administrative expenses increased 27.1% and 16.2% for the three and nine months ended May 31, 2019, respectively, compared to the same respective periods in fiscal 2018 primarily due to increased personnel costs. As a percentage of net sales, general and administrative expenses increased to 17.0% and 16.5% for the three and nine months ended May 31, 2019, respectively, from 15.4% and 16.4% for the same respective periods in fiscal 2018. The increases in general and administrative expenses as a percentage of net sales for the three and six month comparisons were primarily due to the increase in net sales, as previously described.

Research and Development Expenses. NTIC’s research and development expenses increased 16.8% and 8.6% for the three and nine months ended May 31, 2019, respectively, compared to the same respective periods in fiscal 2018 primarily due to increases in research and development efforts.

Interest Income. NTIC’s interest income decreased to $24,114 and $52,023 during the three and nine months ended May 31, 2019, respectively, compared to $35,630 and $84,569 during the three and nine months ended May 31, 2018, respectively, due to changing levels of invested cash.

Interest Expense. NTIC’s interest expense increased to $5,165 and decreased to $11,357 during the three and nine months ended May 31, 2019, respectively, compared to $3,139 and $14,007 during the three and nine months ended May 31, 2018, respectively.

Income Before Income Tax Expense. NTIC incurred income before income tax expense equal to $1,791,221 and $5,486,542 for the three and nine months ended May 31, 2019, respectively, compared to $2,485,702 and $6,052,814 for the three and nine months ended May 31, 2018, respectively.

Income Tax Expense. Income tax expense was $150,257 and $652,331 for the three and nine months ended May 31, 2019, respectively, compared to income tax expense of $181,683 and $1,128,583 during the three and nine months ended May 31, 2018, respectively. Income tax expense was calculated based on management’s estimate of NTIC’s annual effective income tax rate. The effective tax rate for the three and nine months ended May 31, 2019 was 8.4% and 11.9%, respectively, compared to 7.3% and 18.6% for the three and nine months ended May 31, 2018, respectively. These decreases were primarily due to one-time provisional adjustments related to the Tax Reform Act during the prior fiscal year periods. The Tax Reform Act, among other things, reduced the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018, generally eliminated U.S. federal income taxes on dividends received from foreign subsidiaries and joint ventures after December 31, 2017, and imposed a one-time deemed repatriation tax on certain unremitted earnings of foreign subsidiaries and joint ventures. As a result of the change in the tax law, a one-time non-cash tax provisional charge of $700,000 related to the re-measurement of deferred tax assets and liabilities was recorded in the nine months ended May 31, 2018. The impact of this non-cash tax charge increased NTIC’s effective rate by approximately 30.3% for the nine months ended May 31, 2018.

NTIC considers the earnings of certain foreign joint ventures to be indefinitely invested outside the United States on the bases of estimates that NTIC’s future domestic cash generation will be sufficient to meet future domestic cash needs. As a result, U.S. income and foreign withholding taxes have not been recognized on the cumulative undistributed earnings of $22,048,149 and $20,921,783 at May 31, 2019, and August 31, 2018, respectively. To the extent undistributed earnings of NTIC’s joint ventures are distributed in the future, they are not expected to result in any material additional income tax liability after the application of foreign tax credits.

Net Income Attributable to NTIC. Net income attributable to NTIC decreased to $1,482,149, or $0.16, per diluted common share, for the three months ended May 31, 2019 compared to $2,142,752, or $0.23, per diluted common share, for the three months ended May 31, 2018. Net income attributable to NTIC decreased to $4,380,776, or $0.46 per diluted common share, for the nine months ended May 31, 2018 compared to $4,559,225, or $0.49 per diluted common share, for the nine months ended May 31, 2018. These decreases were primarily the result of the increase in operating expenses and decrease in joint venture operations during the current fiscal year periods compared to the prior fiscal year periods, partially offset by the increase in gross margin and decrease in tax expense, specifically the $700,000 one-time provisional adjustment related to the Tax Cuts and Jobs Act (Tax Reform Act) that occurred in the second quarter of fiscal year 2018, as described in more detail below.

Other Comprehensive Income - Foreign Currency Translations Adjustment. The changes in the foreign currency translations adjustment were due to the fluctuations of the U.S. dollar compared to the Euro and other foreign currencies during the three and nine months ended May 31, 2019 compared to the same period in fiscal 2018.

Liquidity and Capital Resources

Sources of Cash and Working Capital. NTIC’s working capital, defined as current assets less current liabilities, was $25,691,723 at May 31, 2019, including $5,224,480 in cash and cash equivalents and $2,540,613 in available for sale securities, compared to $22,837,591 at August 31, 2018, including $4,163,023 in cash and cash equivalents and $3,300,110 in available for sale securities.

As of May 31, 2019, NTIC had a revolving line of credit with PNC Bank of $3,000,000 with no amounts outstanding. At the option of the Company, outstanding advances under the line of credit bear interest at either (a) an annual rate based on LIBOR plus 2.15% for the applicable LIBOR interest period selected by the Company or (b) at the rate publicly announced by PNC Bank from time to time as its prime rate. On November 30, 2018, the Company and PNC Bank extended the maturity date of the line of credit from January 7, 2019, to January 7, 2020. All other terms of the line of credit and the loan agreement and other documents evidencing the line of credit remain the same. It is anticipated that, as historically has been the practice, the line of credit will be renewed each year for one additional year for the immediate foreseeable future. The line of credit is evidenced by an amended and restated committed line of credit note in the principal amount of up to $3,000,000. The line of credit has a $1,200,000 standby letter of credit sub-facility, with any standby letters of credit issued thereunder being at the sole discretion of PNC Bank. Any lines of credit issued by PNC Bank would decrease the availability under the revolving line of credit. The line of credit is subject to standard covenants, including affirmative financial covenants, such as the maintenance of a minimum fixed charge coverage ratio, and negative covenants, which, among other things, limit the incurrence of additional indebtedness, loans and equity investments, disposition of assets, mergers and consolidations and other matters customarily restricted in such agreements. Under the loan agreement, NTIC is subject to a minimum fixed charge coverage ratio of 1.10:1.00. As of May 31, 2019, NTIC was in compliance with all debt covenants.

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

Uses of Cash and Cash Flows. Net cash provided by operating activities during the nine months ended May 31, 2019 was $2,717,391, which resulted principally from NTIC’s net income, dividends received from joint ventures, depreciation, amortization, and an increase in stock-based compensation, accounts payable, partially offset by NTIC’s equity in income from joint ventures, an increase in inventory, a decrease in accrued liabilities, and an increase in income tax receivable. Net cash used in operating activities during the nine months ended May 31, 2018, was $141,994, which resulted principally from NTIC’s equity in income from joint ventures, increases in trade receivables excluding joint ventures, inventories, and prepaid expenses and other, partially offset by NTIC’s net income, dividends received from joint ventures, and increases in accounts payable, accrued liabilities, depreciation, and amortization.

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

NTIC experienced an increase in trade receivables and an increase in inventory as of May 31, 2019, compared to August 31, 2018. Trade receivables, excluding joint ventures, as of May 31, 2019 increased $148,524 compared to August 31, 2018, primarily related to the timing of collections and the increase in sales. Outstanding trade receivables, excluding joint ventures balances as of May 31, 2019 increased 2 days to an average of 67 days from balances outstanding from these customers as of August 31, 2018. Outstanding trade receivables from joint ventures as of May 31, 2019 increased $174,179 compared to August 31, 2018 primarily due to the timing of payments. Outstanding balances from trade receivables from joint ventures decreased an average of 22 days to an average of 77 days from balances outstanding from these customers compared to August 31, 2018. The average days outstanding of trade receivables from joint ventures as of May 31, 2019 were primarily due to the receivable balances at NTIC’s joint ventures in South Korea and Germany.

Outstanding receivables for services provided to joint ventures as of May 31, 2019 decreased $114,327 compared to August 31, 2018, and the average days to pay decreased an average of 3 days to an average of 80 days compared to August 31, 2018.

Net cash used in investing activities for the nine months ended May 31, 2019, was $43,937, which was primarily the result of net proceeds from the sale of available for sale securities, partially offset by additions to property and equipment, and additions to patents. Net cash used in investing activities for the nine months ended May 31, 2018 was $79,449, which was primarily the result of additions to property and equipment and additions to patents, partially offset by net proceeds from the sale of available for sale securities.

Net cash used in financing activities for the nine months ended May 31, 2019 was $1,648,602, which resulted from dividends paid on NTIC common stock and a dividend paid to a non-controlling interest, partially offset by an investment by a non-controlling interest and proceeds from NTIC’s employee stock purchase plan. Net cash used in financing activities for the nine months ended May 31, 2018 was $1,517,998, which resulted from dividends paid on NTIC common stock and a dividend paid to a non-controlling interest, partially offset by proceeds from stock option exercises and purchases under NTIC’s employee stock purchase plan.

Share Repurchase Plan. On January 15, 2015, NTIC’s Board of Directors authorized the repurchase of up to $3,000,000 in shares of NTIC common stock through open market purchases or unsolicited or solicited privately negotiated transactions. This program has no expiration date but may be terminated by NTIC’s Board of Directors at any time. No repurchases occurred during the nine months ended May 31, 2019. As of May 31, 2019, up to $2,640,548 in shares of NTIC common stock remained available for repurchase under NTIC’s stock repurchase program.

Cash Dividends. During the nine months ended May 31, 2019, the Company’s Board of Directors declared cash dividends on the following dates in the following amounts to holders of record of the Company’s common stock as of the following record dates:

Declaration Date	Amount	Record Date	Payable Date
October 24, 2018	$0.06	November 7, 2018	November 21, 2018
January 23, 2019	$0.06	February 6, 2019	February 22, 2019
April 25, 2019	$0.06	May 9, 2019	May 23, 2019

During fiscal 2018, the Company’s Board of Directors declared quarterly cash dividends of $0.05 per share. Although NTIC’s Board of Directors intends to continue to declare regular quarterly cash dividends, the declaration of future dividends is not guaranteed and will be determined by NTIC’s Board of Directors in light of conditions then existing, including NTIC’s earnings, financial condition, cash requirements, restrictions in financing agreements, business conditions, and other factors.

Stock Split. On June 3, 2019, the Company’s Board of Directors declared a two-for-one stock split of the Company’s common stock effected in the form of a 100% share dividend distributed on June 28, 2019 to record holders as of June 17, 2019. All share and per share values have been adjusted to retroactively reflect the effect of the two-for-one stock split.

Capital Expenditures and Commitments. NTIC spent $716,212 on capital expenditures during the nine months ended May 31, 2019, which related primarily to the purchase of new equipment. NTIC expects to spend an aggregate of approximately $750,000 to $900,000 on capital expenditures during fiscal 2019, which it expects will relate primarily to the purchase of new equipment.

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

Inflation and Seasonality

Inflation in the United States and abroad historically has had little effect on NTIC. Although NTIC’s business historically has not been seasonal, NTIC believes there is some seasonality in its business. NTIC believes its net sales in the second fiscal quarter were adversely affected by the long Chinese New Year, the North American holiday season, and overall less corrosion taking place at lower winter temperatures worldwide.

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

At the option of NTIC, outstanding advances under NTIC’s $3,000,000 revolving line of credit with PNC Bank bear interest at either (a) an annual rate based on LIBOR plus 2.15% for the applicable LIBOR interest period selected by NTIC or (b) at the rate publicly announced by PNC Bank from time to time as its prime rate, and thus may subject NTIC to some market risk on interest rates. As of May 31, 2019, NTIC had no borrowings under the line of credit.

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

At the option of NTIC, outstanding advances under NTIC’s $3,000,000 revolving line of credit with PNC Bank bear interest at either (a) an annual rate based on LIBOR plus 2.15% for the applicable LIBOR interest period selected by NTIC or (b) at the rate publicly announced by PNC Bank from time to time as its prime rate and, thus, may subject NTIC to some market risk on interest rates. As of May 31, 2019, NTIC had no borrowings under the line of credit.

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

Changes in Internal Control over Financial Reporting

There were no changes in NTIC’s internal financial control over financial reporting that occurred during the quarter ended May 31, 2019 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On March 23, 2015, NTIC and NTI Asean LLC (NTI Asean) filed a lawsuit in Tianjin No 1 Intermediate People’s Court against two individuals, Tao Meng and Xu Hui, related to breaches of duties and contractual commitments owed to NTI Asean under certain agreements related to NTIC’s former joint venture in China, Tianjin Zerust Anti-Corrosion Technologies Ltd. (Tianjin Zerust). The lawsuit alleges, among other things, that Mr. Tao Meng and Xu Hui have engaged in self-dealing, usurped business opportunities, and received economic benefits that were required to go to Tianjin Zerust. As of May 31, 2019, the Company is not able to reasonably estimate the amount of any recovery to NTI Asean, if any.

ITEM 1A.	RISK FACTORS

This Item 1A is inapplicable to NTIC as a smaller reporting company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Equity Securities

During the three months ended May 31, 2019, NTIC did not issue any shares of its common stock or other equity securities of NTIC that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

The following table shows NTIC’s third quarter of fiscal 2019 stock repurchase activity. Shares and per share data have been adjusted for all periods presented to reflect a two-for-one stock split effective June 28, 2019.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
March 1, 2019 through March 31, 2019	0	$0	0	(1)
April 1, 2019 through April 30, 2019	0	$0	0	(1)
May 1, 2019 through May 31, 2019	0	$0	0	(1)
Total	0	$0	0	(1)(2)

(1)	On January 15, 2015, NTIC’s Board of Directors authorized the repurchase of up to $3,000,000 in shares of NTIC common stock through open market purchases or unsolicited or solicited privately negotiated transactions. This program has no expiration date but may be terminated by NTIC’s Board of Directors at any time.

(2)	As of May 31, 2019, up to $2,640,548 in shares of NTIC common stock remained available for repurchase under NTIC’s stock repurchase program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

The following exhibits are being filed or furnished with this quarterly report on Form 10-Q:

Exhibit No.	Description	Method of Filing
31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101	The following materials from NTIC’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Comprehensive Income, (iv) the unaudited Consolidated Statements of Equity, (v) the unaudited Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

Date: July 9, 2019	Matthew C. Wolsfeld, CPA
Chief Financial Officer
(Principal Financial and Accounting Officer and
Duly Authorized to Sign on Behalf of the Registrant)