Form 10-Q
period 2019-11-30
NORTHERN TECHNOLOGIES INTERNATIONAL CORP
filed 2020-01-08
CIK 875582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________

FORM 10-Q

(Mark one)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2019

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

As of January 6, 2020, there were 9,097,236 shares of common stock of the registrant outstanding.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

FORM 10-Q

November 30, 2019

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

As used in this report, references to: (1) “NTIC China” refer to NTIC’s wholly-owned subsidiary in China, NTIC (Shanghai) Co., Ltd.; (2) “NTI Europe” refer to NTIC’s wholly-owned subsidiary in Germany, NTIC Europe GmbH; (3) “Zerust Mexico” refer to NTIC’s wholly-owned subsidiary in Mexico, ZERUST-EXCOR MEXICO, S. de R.L. de C.V; and (4)“NTI Asean” refer to NTIC’s majority-owned holding company subsidiary, NTI Asean LLC, which holds investments in certain entities that operate in the Association of Southeast Asian Nations (ASEAN) region, including the following countries: Indonesia, South Korea, Malaysia, Philippines, Singapore, Taiwan, Thailand and Vietnam.

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS AS OF NOVEMBER 30, 2019 (UNAUDITED) AND AUGUST 31, 2019 (AUDITED)

	November 30, 2019	August 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,106,796	$5,856,758
Available for sale securities	2,987,095	3,565,258
Receivables:
Trade excluding joint ventures, less allowance for doubtful accounts of $65,000 as of November 30, 2019 and August 31, 2019	10,360,766	9,779,518
Trade joint ventures	641,675	824,473
Fees for services provided to joint ventures	1,365,864	1,268,000
Income taxes	68,085	457,018
Inventories	11,259,449	10,488,728
Prepaid expenses	1,170,026	1,062,609
Total current assets	31,959,756	33,302,362
PROPERTY AND EQUIPMENT, NET	7,346,478	7,358,159
OPERATING LEASE RIGHT OF USE ASSET	598,784	-
OTHER ASSETS:
Investments in joint ventures	25,402,933	24,207,339
Deferred income taxes	1,646,900	1,634,258
Patents and trademarks, net	972,514	1,008,969
Total other assets	28,022,347	26,850,566
Total assets	$67,927,365	$67,511,087
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,118,636	$4,505,531
Income taxes payable	60,307	6,759
Accrued liabilities:
Payroll and related benefits	1,130,175	1,857,971
Other	1,101,408	1,471,532
Current portion of operating lease	295,856	—
Total current liabilities	6,706,382	7,841,793
LONG-TERM LIABILITIES:
Operating lease, less current portion	302,928	—
COMMITMENTS AND CONTINGENCIES (Note 12)
EQUITY:
Preferred stock, no par value; authorized 10,000 shares; none issued and outstanding	—	—
Common stock, $0.02 par value per share; authorized 15,000,000 shares as of November 30, 2019 and August 31, 2019; issued and outstanding 9,097,236 and 9,086,816, respectively	181,945	181,736
Additional paid-in capital	16,367,555	16,013,338
Retained earnings	45,614,390	44,992,719
Accumulated other comprehensive loss	(4,490,364)	(4,593,178)
Stockholders’ equity	57,673,526	56,594,615
Non-controlling interests	3,244,529	3,074,679
Total equity	60,918,055	59,669,294
Total liabilities and equity	$67,927,365	$67,511,087

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2019 AND 2018

	Three Months Ended
	November 30, 2019	November 30, 2018
NET SALES:
Net sales, excluding joint ventures	$14,045,784	$13,610,865
Net sales, to joint ventures	585,616	483,187
Total net sales	14,631,400	14,094,052

Cost of goods sold	9,805,084	9,461,137
Gross profit	4,826,316	4,632,915

JOINT VENTURE OPERATIONS:
Equity in income from joint ventures	1,293,990	2,004,162
Fees for services provided to joint ventures	1,358,325	1,428,435
Total joint venture operations	2,652,315	3,432,597

OPERATING EXPENSES:
Selling expenses	2,887,292	2,811,094
General and administrative expenses	2,049,687	2,495,797
Research and development expenses	961,641	872,157
Total operating expenses	5,898,620	6,179,048

OPERATING INCOME	1,580,011	1,886,464

INTEREST INCOME	49,038	12,787
INTEREST EXPENSE	(5,444)	(2,357)

INCOME BEFORE INCOME TAX EXPENSE	1,623,605	1,896,894

INCOME TAX EXPENSE	264,066	255,703

NET INCOME	1,359,539	1,641,191

NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	146,989	144,132

NET INCOME ATTRIBUTABLE TO NTIC	$1,212,550	$1,497,059

NET INCOME ATTRIBUTABLE TO NTIC PER COMMON SHARE:
Basic	$0.13	$0.16
Diluted	$0.13	$0.16

WEIGHTED AVERAGE COMMON SHARES ASSUMED OUTSTANDING:
Basic	9,095,607	9,084,350
Diluted	9,407,642	9,478,576

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.065	$0.060

*Share and per share data have been adjusted for all periods presented to reflect the two-for-one stock split effective June 28, 2019.

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2019 AND 2018

	Three Months Ended
	November 30, 2019	November 30, 2018

NET INCOME	$1,359,539	$1,641,191
Other comprehensive INCOME (LOSS) – foreign currency translation adjustment	125,676	(297,822)

COMPREHENSIVE INCOME	1,485,215	1,343,369
COMPREHENSIVE INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	169,851	167,200
COMPREHENSIVE INCOME ATTRIBUTABLE TO NTIC	$1,315,364	$1,176,173

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2019 AND 2018

	STOCKHOLDERS’ EQUITY
					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	Controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Equity
BALANCE AT AUGUST 31, 2018	9,082,606	$90,826	$14,619,777	$41,963,341	$(3,597,199)	$2,742,309	$55,819,054
Stock issued for employee stock purchase plan	1,748	18	17,663	—	—	—	17,681
Stock option expense	—	—	357,980	—	—	—	357,980
Investment by non-controlling interest	—	—	—	—	—	134,034	134,034
Dividends paid to shareholders	—	—	—	(545,061)	—	—	(545,061)
Comprehensive income (loss)	—	—	—	1,497,055	(320,886)	167,200	1,343,369
BALANCE AT NOVEMBER 30, 2018	9,084,354	$90,844	$14,995,420	$42,915,335	$(3,918,085)	$3,043,543	$57,127,057

BALANCE AT AUGUST 31, 2019	9,086,816	$181,736	$16,013,338	$44,992,719	$(4,593,178)	$3,074,679	$59,669,294
Stock options exercised	6,823	137	(137)	—	—	—	—
Stock issued for employee stock purchase plan	3,597	72	35,535	—	—	—	35,607
Stock option expense	—	—	318,818	—	—	—	318,818
Investment by non-controlling interest	—	—	—	—	—	—	—
Dividends paid to shareholders	—	—	—	(590,879)	—	—	(590,879)
Comprehensive income (loss)	—	—	—	1,212,550	102,814	169,851	1,485,215
BALANCE AT NOVEMBER 30, 2019	9,097,236	$181,945	$16,367,554	$45,614,390	$(4,490,364)	$3,244,530	$60,918,055

*Share and per share data have been adjusted for all periods presented to reflect the two-for-one stock split effective June 28, 2019.

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2019 AND 2018

	Three Months Ended
	November 30, 2019	November 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,359,539	$1,641,191
Adjustments to reconcile net income to net cash used in operating activities:
Stock-based compensation	318,818	357,980
Depreciation expense	211,132	217,723
Amortization expense	58,521	64,443
Equity in income from joint ventures	(1,293,990)	(2,004,162)
Dividends received from joint ventures	205,432	1,486,705
Deferred income taxes	114,166	19,010
Changes in current assets and liabilities:
Receivables:
Trade, excluding joint ventures	(534,080)	(343,517)
Trade, joint ventures	182,798	181,670
Fees for services provided to joint ventures	(97,864)	85,177
Income taxes	262,440	(93,513)
Inventories	(734,384)	(1,075,014)
Prepaid expenses and other	(97,035)	238,268
Accounts payable	518,930	165,553
Income tax payable	7,970	(6,949)
Accrued liabilities	(2,049,549)	(1,673,171)
Net cash used in operating activities	(1,567,157)	(738,606)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of available for sale securities	3,100,000	—
Proceeds from the sale of available for sale securities	(2,521,837)	1,588,180
Purchases of property and equipment	(197,370)	(106,300)
Investments in patents	(27,493)	(17,930)
Net cash provided by investing activities	353,300	1,463,950

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividend received by non-controlling interest	—	—
Investment by non-controlling interest	—	134,034
Dividends paid on NTIC common stock	(590,878)	(545,061)
Proceeds from employee stock purchase plan	35,607	17,681
Principal payments on finance lease obligations	—	—
Net cash used in financing activities	(555,271)	(393,346)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS:	19,166	23,930

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,749,962)	355,928
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,856,758	4,163,023

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,106,796	$4,518,951

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	INTERIM FINANCIAL INFORMATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all necessary adjustments, which are of a normal recurring nature, and present fairly the consolidated financial position of Northern Technologies International Corporation and its subsidiaries (the Company) as of November 30, 2019 and August 31, 2019 and the results of the Company’s operations for the three months ended November 30, 2019 and 2018, the changes in stockholders’ equity for the three months ended November 30, 2019 and 2018 and the Company’s cash flows for the three months ended November 30, 2019 and 2018, in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).

These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s annual report on Form 10-K for the fiscal year ended August 31, 2019. These consolidated financial statements also should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section appearing in this report.

On June 3, 2019, the Company’s Board of Directors declared a two-for-one stock split of the Company’s common stock effected in the form of a 100% share dividend distributed on June 28, 2019 to record holders as of June 17, 2019. All share and per share values in this report have been adjusted to retroactively reflect the effect of the two-for-one stock split.

Operating results for the three months ended November 30, 2019 are not necessarily indicative of the results that may be expected for the full fiscal year ending August 31, 2020.

The Company evaluates events occurring after the date of the consolidated financial statements requiring recording or disclosure in the consolidated financial statements.

2.	Accounting PronouncementS

New Accounting Pronouncements Adopted

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases. The guidance in ASU 2016-02 supersedes the lease recognition requirements in the Accounting Standards Codification Topic 840, Leases. ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. This standard became effective for the Company on September 1, 2019.

The FASB has subsequently issued the following amendments to ASU 2016-02, which have the same effective date and transition date of September 1, 2019, and which are collectively referred to as the new leasing standards:

•	ASU No. 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842, which permits an entity to elect an optional transition practical expedient to not evaluate under Topic 842 land easements that existed or expired prior to adoption of Topic 842 and that were not previously accounted for as leases under the prior standard, ASC 840, Leases.

•	ASU No. 2018-10, Codification Improvements to Topic 842, Leases, which amends certain narrow aspects of the guidance issued in ASU 2016-02.

•	ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which allows for a transition approach to initially apply ASU 2016-02 at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption as well as an additional practical expedient for lessors to not separate non-lease components from the associated lease component.

•	ASU No. 2018-20, Narrow-Scope Improvements for Lessors, which contains certain narrow scope improvements to the guidance issued in ASU 2016-02.

Additional information and disclosures required by this new standard are contained in Note 12, titled “Commitments and Contingencies.”

The Company adopted the new leasing standards on September 1, 2019, using a modified retrospective transition approach to be applied to leases existing as of, or entered into after, September 1, 2019; and, consequently, financial information will not be updated and the disclosures required under Topic 842 will not be provided for dates and periods prior to September 1, 2019. The Company has reviewed its existing lease contracts and the impact of the new leasing standards on its consolidated results of operations, financial position and disclosures. Upon adoption of the new leasing standards, the Company recognized a lease liability and related right-of-use asset on our consolidated balance sheet of approximately $600,000.

Recently Issued Accounting Pronouncements

In February 2018, the FASB issued ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220) Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which will allow a reclassification from accumulated other comprehensive income to retained earnings for the tax effects resulting from the Tax Cuts and Jobs Act (Tax Reform Act) that are stranded in accumulated other comprehensive income. This standard also requires certain disclosures about stranded tax effects. ASU No. 2018-02, however, does not change the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations. ASU No. 2018-02 will become effective for the Company’s fiscal year 2020, with the option for early adoption at any time prior to the effective date. It must be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Reform Act is recognized. The Company is currently assessing the impact this new accounting guidance will have on its consolidated financial statements.

Although there are several other new accounting pronouncements issued or proposed by the FASB, which the Company has adopted or will adopt, as applicable, the Company does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial position or operating results.

3.	INVENTORIES

Inventories consisted of the following:

	November 30, 2019	August 31, 2019
Production materials	$3,562,440	$1,980,816
Finished goods	7,697,009	8,507,912
	$11,259,449	$10,488,728

4.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	November 30, 2019	August 31, 2019
Land	$310,365	$310,365
Buildings and improvements	7,918,298	7,749,980
Machinery and equipment	4,934,568	4,903,664
	13,163,231	12,964,009
Less accumulated depreciation	(5,816,754)	(5,605,850)
	$7,346,477	$7,358,159

5.	PATENTS AND TRADEMARKS, NET

Patents and trademarks, net consisted of the following:

	November 30, 2019	August 31, 2019
Patents and trademarks	$2,960,942	$2,938,876
Less accumulated amortization	(1,988,428)	(1,929,907)
	$972,514	$1,008,969

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

Financial information from the audited and unaudited financial statements of the Company’s joint venture in Germany, Excor Korrosionsschutz – Technologien und Produkte GmbH (EXCOR) and all the Company’s other joint ventures, are summarized as follows:

	As of November 30, 2019
	Total	EXCOR	All Other
Current assets	$62,227,465	$31,696,156	$30,531,309
Total assets	66,157,582	33,959,879	32,197,703
Current liabilities	14,585,105	4,166,716	10,418,389
Noncurrent liabilities	20,886	—	20,886
Joint ventures’ equity	51,551,596	29,793,164	21,758,432
Northern Technologies International Corporation’s share of joint ventures’ equity	25,402,933	14,896,584	10,506,349
Northern Technologies International Corporation’s share of joint ventures’ undistributed earnings	$23,373,721	$14,865,679	$8,508,042

	Three Months Ended November 30, 2019
	Total	EXCOR	All Other
Net sales	$25,460,294	$9,368,239	$16,092,055
Gross profit	11,357,134	5,325,488	6,031,646
Net income	2,587,980	1,642,327	945,653
Northern Technologies International Corporation’s share of equity in income from joint ventures	1,293,991	821,164	472,827
Northern Technologies International Corporation's dividends received from joint ventures	$205,431	—	$205,431

	As of August 31, 2019
	Total	EXCOR	All Other
Current assets	$59,162,834	$29,139,787	$30,023,047
Total assets	63,326,703	31,666,841	31,659,862
Current liabilities	14,145,499	3,573,160	10,572,339
Noncurrent liabilities	20,797	—	20,797
Joint ventures’ equity	49,160,407	28,093,681	21,066,726
Northern Technologies International Corporation’s share of joint ventures’ equity	24,207,339	14,046,842	10,160,497
Northern Technologies International Corporation’s share of joint ventures’ undistributed earnings	22,178,126	14,015,937	8,162,189

	Three Months Ended November 30, 2018
	Total	EXCOR	All Other
Net sales	$30,479,926	$12,869,523	$17,610,403
Gross profit	13,356,891	6,683,574	6,673,317
Net income	4,163,791	3,039,802	1,123,989
Northern Technologies International Corporation’s share of equity in income from joint ventures	2,004,162	1,519,901	484,261
Northern Technologies International Corporation's dividends received from joint ventures	$1,486,705	$843,750	$642,955

The Company did not make any joint venture investments during the three months ended November 30, 2019 or 2018.

7.	CORPORATE DEBT

The Company has a revolving line of credit with PNC Bank, National Association (PNC Bank) of $3,000,000. No amounts were outstanding under the line of credit as of both November 30, 2019 and August 31, 2019. At the option of the Company, outstanding advances under the line of credit bear interest at either (a) an annual rate based on LIBOR plus 2.15% for the applicable LIBOR interest period selected by the Company or (b) at the rate publicly announced by PNC Bank from time to time as its prime rate.

The line of credit is governed under a loan agreement. The loan agreement contains standard covenants, including affirmative financial covenants, such as the maintenance of a minimum fixed charge coverage ratio, and negative covenants, which, among other things, limit the incurrence of additional indebtedness, loans and equity investments, disposition of assets, mergers and consolidations and other matters customarily restricted in such agreements. Under the loan agreement, the Company is subject to a minimum fixed charge coverage ratio of 1.10:1.00. As of November 30, 2019, the Company was in compliance with all debt covenants.

The revolving credit facility allows the Company to request that PNC Bank issue letters of credit up to $1,200,000. The Company did not have any letters of credit reserved against the available letters of credit balance as of November 30, 2019 and August 31, 2019 with PNC Bank. The availability of advances under the line of credit are reduced by the face amount of any letter of credit issued and outstanding (whether or not drawn) under the revolving credit facility.

On December 16, 2019, the Company and PNC Bank extended the maturity date of the line of credit from January 7, 2020 to January 7, 2021. All other terms of the line of credit and the loan agreement and other documents evidencing the line of credit remain the same.

As of November 30, 2019 and August 31, 2019, the Company had $88,831 of letters of credit with JP Morgan Chase Bank that are performance based and set to expire between 2020 and 2022.

8.	STOCKHOLDERS’ EQUITY

On June 3, 2019, the Company’s Board of Directors declared a two-for-one stock split of the Company’s common stock effected in the form of a 100% share dividend distributed on June 28, 2019 to record holders as of June 17, 2019. All share and per share values have been adjusted to retroactively reflect the effect of the two-for-one stock split.

On October 22, 2019, the Company’s Board of Directors declared a cash dividend of $0.065 per share of NTIC’s common stock, payable on November 20, 2019 to stockholders of record on November 6, 2019. On October 24, 2018, the Company’s Board of Directors declared a cash dividend of $0.06 per share of NTIC’s common stock, payable on November 21, 2018 to stockholders of record on November 7, 2018.

During the three months ended November 30, 2019 and 2018, the Company repurchased no shares of its common stock.

During the three months ended November 30, 2019, the Company granted stock options under the Northern Technologies International Corporation 2019 Stock Incentive Plan (the 2019 Plan) to purchase an aggregate of 300,770 shares of its common stock to various employees and directors. The weighted average per share exercise price of the stock options is $10.80. The exercise price of the stock options is equal to the fair market value of the Company’s common stock on the date of grant. During the three months ended November 30, 2019, no stock options to purchase common stock were exercised.

During the three months ended November 30, 2018, the Company granted stock options under the Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan (the 2007 Plan) to purchase an aggregate of 141,768 shares of its common stock to various employees and directors. The weighted average per share exercise price of the stock options is $18.23, which was equal to the fair market value of the Company’s common stock on the date of grant. During the three months ended November 30, 2018, no stock options to purchase common stock were exercised.

The Company issued 3,597 and 1,748 shares of common stock on September 1, 2019 and 2018, respectively, under the Northern Technologies International Corporation Employee Stock Purchase Plan (the ESPP).

9.	NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share assumes the exercise of stock options using the treasury stock method, if dilutive.

The following is a reconciliation of the net income per share computation for the three months ended November 30, 2019 and 2018:

	Three Months Ended
	November 30, 2019	November 30, 2018
Numerator:
Net income attributable to NTIC	$1,212,550	$1,497,059

Denominator:
Basic – weighted shares outstanding	9,095,607	9,084,350
Weighted shares assumed upon exercise of stock options	312,035	394,226
Diluted – weighted shares outstanding	9,407,642	9,478,576
Basic net income per share:	$0.13	$0.16
Diluted net income per share:	$0.13	$0.16

*Share and per share data have been adjusted for all periods presented to reflect the two-for-one stock split effective June 28, 2019.

The dilutive impact summarized above relates to the periods when the average market price of the Company’s common stock exceeded the exercise price of the potentially dilutive option securities granted. Net income per common share is based on the weighted average number of common shares outstanding during the periods when computing basic net income per share. When dilutive, stock options are included as equivalents using the treasury stock market method when computing the diluted net income per share. Excluded from the computation of diluted net income per share for the three months ended November 30, 2019 were options outstanding to purchase 141,768 shares of common stock. Excluded from the computation of diluted net income per share for the three months ended November 30, 2018 were options outstanding to purchase 141,768 shares of common stock.

10.	STOCK-BASED COMPENSATION

The Company has three stock-based compensation plans under which stock options or other stock-based awards have been granted: the Northern Technologies International Corporation 2019 Stock Incentive Plan (the 2019 Plan), which was approved by stockholders at the 2019 annual meeting of stockholders, the Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan (the 2007 Plan) and the Northern Technologies International Corporation Employee Stock Purchase Plan (the ESPP). The 2019 Plan replaced the 2007 Plan with respect to future grants; and, therefore, no further awards may be made under the 2007 Plan. The Compensation Committee of the Board of Directors and the Board of Directors administer these plans.

The 2019 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, stock unit awards, performance awards, and stock bonuses to eligible recipients to enable the Company and its subsidiaries to attract and retain qualified individuals through opportunities for equity participation in the Company and to reward those individuals who contribute to the achievement of the Company’s economic objectives. Subject to adjustment as provided in the 2019 Plan, up to a maximum of 800,000 shares of the Company’s common stock are issuable under the 2019 Plan. Options granted generally have a term of ten years and become exercisable over a one- or three- year period beginning on the one-year anniversary of the date of grant. Options are granted at per share exercise prices equal to the market value of the Company’s common stock on the date of grant. The Company issues new shares upon the exercise of options. As of November 30, 2019, options to purchase an aggregate of 300,770 shares of the Company’s common stock had been granted under the 2019 Plan.

The maximum number of shares of common stock of the Company available for issuance under the ESPP is 200,000 shares, subject to adjustment as provided in the ESPP. The ESPP provides for six-month offering periods beginning on September 1 and March 1 of each year. The purchase price of the shares is 90% of the lower of the fair market value of common stock at the beginning or end of the offering period. This discount may not exceed the maximum discount rate permitted for plans of this type under Section 423 of the Internal Revenue Code of 1986, as amended. The ESPP is compensatory for financial reporting purposes. As of November 30, 2019, 87,447 shares of common stock remained available for sale under the ESPP.

The Company granted options to purchase an aggregate of 300,770 and 141,768 shares of its common stock during the three months ended November 30, 2019 and 2018, respectively. The fair value of option grants is determined at date of grant using the Black-Scholes option pricing model with the assumptions listed below. The Company recognized compensation expense of $318,818 and $357,980 during the three months ended November 30, 2019 and 2018, respectively, related to the options that vested during such time period. As of November 30, 2019, the total compensation cost for non-vested options not yet recognized in the Company’s consolidated statements of operations was $1,018,956. Stock-based compensation expense of $1,018,956 is expected through the remainder of fiscal year 2020, and $20,834 is expected to be recognized during fiscal 2021, based on outstanding options as of November 30, 2019. Future option grants will impact the compensation expense recognized. Stock-based compensation expense is included in general and administrative expense on the consolidated statements of operations.

The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model with the following assumptions and results for the grants:

	November 30,
	2019	2018
Dividend yield	2.15%	1.32%
Expected volatility	45.1%	45.8%
Expected life of option (years)	10	10
Average risk-free interest rate	1.57%	2.75%

The weighted average per share fair value of options granted during the three months ended November 30, 2019 and 2018 was $4.30 and $9.02, respectively. The weighted average remaining contractual life of the options outstanding as of November 30, 2019 and 2018 was 6.78 years and 6.65 years, respectively.

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

The following table sets forth the Company’s net sales for the three months ended November 30, 2019 and 2018 by segment:

	Three Months Ended
	November 30, 2019	November 30, 2018
ZERUST® net sales	$9,949,512	$10,065,174
Natur-Tec® net sales	4,681,888	4,028,878
Total net sales	$14,631,400	$14,094,052

The following table sets forth the Company’s cost of goods sold for the three months ended November 30, 2019 and 2018 by segment:

	November 30, 2019	% of Product Sales*	November 30, 2018	% of Product Sales*
Direct cost of goods sold
ZERUST®	$5,543,355	55.7%	$5,621,700	55.9%
Natur-Tec®	3,614,419	77.2%	3,156,076	78.3%
Indirect cost of goods sold	647,311	NA	683,361	NA
Total net cost of goods sold	$9,805,085		$9,461,137

*	The percent of segment sales is calculated by dividing the direct cost of goods sold for each individual segment category by the net sales for each segment category.

The Company utilizes product net sales and direct and indirect cost of goods sold for each product in reviewing the financial performance of a product type. Further allocation of Company expenses or assets, aside from amounts presented in the tables above, is not utilized in evaluating product performance, nor does such allocation occur for internal financial reporting.

Geographic Information

Net sales by geographic location for the three months ended November 30, 2019 and 2018 were as follows:

	Three Months Ended
	November 30, 2019	November 30, 2018
Inside the U.S.A. to unaffiliated customers	$6,147,086	$6,923,934
Outside the U.S.A. to:
Joint ventures in which the Company is a shareholder directly and indirectly	585,616	483,187
Unaffiliated customers	7,898,698	6,686,931
	$14,631,400	$14,094,052

Net sales by geographic location are based on the location of the customer.

Fees for services provided to joint ventures by geographic location as a percentage of total fees for services provided to joint ventures during the three months ended November 30, 2019 and 2018 were as follows:

	Three Months Ended
	November 30, 2019	% of Total Fees for Services Provided to Joint Ventures	November 30, 2018	% of Total Fees for Services Provided to Joint Ventures
Germany	$212,101	15.6%	$214,992	15.1%
Poland	194,978	14.4%	181,844	12.7%
Japan	163,929	12.1%	169,800	11.9%
Sweden	109,506	8.1%	130,243	9.1%
Thailand	102,334	7.5%	98,348	6.9%
France	93,631	6.9%	110,062	7.7%
Czech Republic	89,014	6.6%	89,692	6.3%
United Kingdom	85,478	6.3%	94,781	6.6%
India	82,960	6.1%	94,727	6.6%
South Korea	76,032	5.6%	86,467	6.1%
Finland	67,942	5.0%	81,816	5.7%
Other	80,420	5.9%	75,663	5.3%
	$1,358,325	100.0%	$1,428,435	100.0%

The geographical distribution of key financial statement data is as follows:

	At November 30, 2019	At August 31, 2019
China	$310,821	$337,162
Brazil	172,753	101,548
Germany	23,435	14,791
India	57,916	61,748
United States	6,781,553	6,842,910
Total property and equipment	$7,346,478	$7,358,159

	Three Months Ended
	November 30, 2019	November 30, 2018
China	$3,861,572	$3,168,060
Brazil	891,978	824,796
India	2,036,210	1,651,641
Germany	—	6,472
Other	1,694,554	1,519,149
United States	6,147,086	6,923,934
Total net sales	$14,631,400	$14,094,052

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

Operating Leases

The Company currently has 19 operating leases for various buildings, equipment and vehicles. These leases are under non-cancelable operating lease agreements with expiration dates between December 31, 2019 and June 30, 2024. The Company has the option to extend certain leases to five or ten-year term(s), and has the right of first refusal on any sale.

The Company records lease liabilities within current liabilities or long-term liabilities based upon the length of time associated with the lease payments. The Company records its long-term operating leases as right-of-use assets. Upon initial adoption, using the modified retrospective transition approach, no leases with terms less than 12-months have been capitalized to the balance sheet consistent with ASC 842. Instead, these leases are recognized in the Consolidated Statement of Operations on a straight-line expense throughout the lives of the leases. All leases of the Company do not contain common area maintenance or security agreements.

The Company has made certain assumptions and judgments when applying ASC 842, the most significant of which is that the Company elected the package of practical expedients available for transition which allow the Company to not reassess whether expired or existing contracts contain leases under the new definition of a lease, lease classification for expired or existing leases and whether previously capitalized initial direct costs would qualify for capitalization under ASC 842. Additionally, the Company did not elect to use hindsight when considering judgments and estimates such as assessments of lessee options to extend or terminate a lease or purchase the underlying asset. The Company has no contingent rent agreements.

Present Value of Long-term Leases

(in thousands):	November 30, 2019
Right-of-use assets, net	$598,784

Current portion of lease liability	295,856
Lease liability, less current portion	302,928
Total lease liability	$598,784

As of November 30, 2019, the weighted-average remaining lease term was 2.3 years. The Company’s lease agreements do not provide a readily determinable implicit rate nor is it available to the Company from its lessors. Instead, as of November 30, 2019, the Company estimates the weighted-average discount rate for its operating leases to be 4.32% to present value based on the incremental borrowing rate.

Future minimum payments for the next five fiscal years and thereafter as of November 30, 2019 under these long-term operating leases are as follows (in thousands):

Fiscal 2020	$227,888
Fiscal 2021	263,392
Fiscal 2022	125,648
Fiscal 2023	10,222
Thereafter	2,570
Total future minimum lease payments	629,720
Less amount representing interest	(30,936)
Present value of obligations under operating leases	598,784
Less current portion	(295,856)
Long-term operating lease obligations	$302,928

Annual Bonus Plan

On August 31, 2019, the Compensation Committee of the Board of Directors of the Company approved the material terms of an annual bonus plan for the Company’s executive officers as well as certain officers and employees for the fiscal year ending August 31, 2020. For fiscal 2020 as in past years, the total amount available under the bonus plan for all plan participants, including executive officers, is dependent upon the Company’s earnings before interest, taxes and other income, as adjusted to take into account amounts to be paid under the bonus plan and certain other adjustments (Adjusted EBITOI). Each plan participant’s percentage of the overall bonus pool is based upon the number of plan participants, the individual’s annual base salary and the individual’s position and level of responsibility within the Company. In the case of each of the Company’s executive officer participants, 75% of the amount of their individual bonus payout will be determined based upon the Company’s actual EBITOI for fiscal 2020 compared to a pre-established target EBITOI for fiscal 2020, and 25% of the payout will be determined based upon such executive officer’s achievement of certain pre-established individual performance objectives. The payment of bonuses under the plan are discretionary, and bonuses may be paid to executive officer participants in both cash and shares of NTIC common stock, with the exact amount and percentages determined by the Company’s Board of Directors, upon recommendation of the Compensation Committee, after the completion of the Company’s consolidated financial statements for fiscal 2020. There was $400,000 accrued for management bonuses for the three months ended November 30, 2019 compared to $450,000 accrued for management bonuses for the three months ended November 30, 2018.

Three joint ventures (consisting of the Company’s joint ventures in South Korea, Thailand and India) accounted for 51.4% of the Company’s trade joint venture receivables at November 30, 2019 and five joint ventures (consisting of the Company’s joint ventures in South Korea, Thailand, France, Germany and India) accounted for 69.6% of the Company’s trade joint venture receivables as of August 31, 2019.

From time to time, the Company is subject to various other claims and legal actions in the ordinary course of its business. The Company records a liability in its consolidated financial statements for costs related to claims, including future legal costs, settlements and judgments, where the Company has assessed that a loss is probable and an amount could be reasonably estimated. If the reasonable estimate of a probable loss is a range, the Company records the most probable estimate of the loss or the minimum amount when no amount within the range is a better estimate than any other amount. The Company discloses a contingent liability even if the liability is not probable or the amount is not estimable, or both, if there is a reasonable possibility that material loss may have been incurred. In the opinion of management, as of November 30, 2019, the amount of liability, if any, with respect to these matters, individually or in the aggregate, will not materially affect the Company’s consolidated results of operations, financial position or cash flows.

13.	Fair Value Measurements

Assets and liabilities that are measured at fair value on a recurring basis primarily relate to marketable equity securities. These items are marked-to-market at each reporting period, and the Company estimates that market value approximates costs.

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurements Using Inputs Considered as
	Fair value as of November 30, 2019	Level 1	Level 2	Level 3
Available for sale securities	$2,987,095	$2,987,095	$—	$—

		Fair Value Measurements Using Inputs Considered as
	Fair value as of August 31, 2019	Level 1	Level 2	Level 3
Available for sale securities	$3,565,258	$3,565,258	$—	$—

There were no transfers between Level 1, Level 2, or Level 3 during the three months ended November 30, 2019 or 2018.

14.	SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information consisted of:

	Three Months Ended
	November 30, 2019	November 30, 2018
Cash paid for interest	$5,444	$2,357
Cash paid for income taxes	—	—

Non-cash financing activity consisted of:

Three Months Ended
	November 30, 2019	November 30, 2018
Dividends declared, not paid	$—	$—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis provides material historical and prospective disclosures intended to enable investors and other users to assess NTIC’s financial condition and results of operations. Statements that are not historical are forward-looking and involve risks and uncertainties discussed under the heading “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward-Looking Statements” in this report and under “Part 1. Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended August 31, 2019. The following discussion of the results of the operations and financial condition of NTIC should be read in conjunction with NTIC’s consolidated financial statements and the related notes thereto included under the heading “Part I. Item 1. Financial Statements.”

Business Overview

NTIC develops and markets proprietary, environmentally beneficial products and services in over 60 countries either directly or via a network of subsidiaries, joint ventures, independent distributors and agents. NTIC’s primary business is corrosion prevention, marketed mainly under the ZERUST® brand. NTIC has been selling its proprietary ZERUST® products and services to the automotive, electronics, electrical, mechanical, military and retail consumer markets for over 40 years and, in recent years, has targeted and expanded into the oil and gas industry. NTIC also markets and sells a portfolio of bio-based and certified compostable (fully biodegradable) polymer resin compounds and finished products under the Natur-Tec® brand. These products are intended to reduce NTIC’s customers’ carbon footprint and provide environmentally sound waste disposal options.

NTIC’s ZERUST® rust and corrosion inhibiting products include plastic and paper packaging, liquids, coatings, rust removers, cleaners, and diffusers as well as engineered solutions designed specifically for the oil and gas industry. NTIC also offers worldwide, on-site technical consulting for rust and corrosion prevention issues. NTIC’s technical service consultants work directly with the end users of NTIC’s ZERUST® rust and corrosion inhibiting products to analyze their specific needs and develop systems to meet their performance requirements. In North America, NTIC sells its ZERUST® corrosion prevention solutions through a network of independent distributors and agents supported by a direct sales force. Internationally, NTIC sells its ZERUST® corrosion prevention solutions through its wholly-owned subsidiary in China, NTIC (Shanghai) Co., Ltd. (NTIC China), its majority-owned joint venture holding company for NTIC’s joint venture investments in the Association of Southeast Asian Nations (ASEAN) region, NTI Asean LLC (NTI Asean), certain other wholly-owned or majority-owned subsidiaries, and joint venture arrangements in North America, Europe and Asia. NTIC also sells products directly to its joint venture partners through its wholly-owned subsidiary in Germany, NTIC Europe GmbH (NTI Europe).

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

Internationally, NTIC sells its Natur-Tec® resin compounds and finished products both directly and through its wholly-owned subsidiary in China, its majority-owned subsidiaries in India and Sri Lanka, and through distributors and certain joint ventures.

NTIC’s Subsidiaries and Joint Venture Network

NTIC has ownership interests in nine operating subsidiaries in North America, South America, Europe and Asia. The following table sets forth a list of NTIC’s operating subsidiaries as of November 30, 2019, the country in which the subsidiary is organized and NTIC’s ownership percentage in each subsidiary:

Subsidiary Name	Country	NTIC Percent (%) Ownership
NTIC (Shanghai) Co., Ltd	China	100%
NTI Asean LLC	United States	60%
Zerust Prevenção de Corrosão S.A.	Brazil	85%
ZERUST-EXCOR MEXICO, S. de R.L. de C.V	Mexico	100%
Natur-Tec India Private Limited	India	75%
Natur Tec Lanka (Pvt) Ltd	Sri Lanka(1)	75%
NTIC Europe GmbH	Germany	100%
Zerust Singapore PTE. LTD	Singapore (2)	60%
Zerust Vietnam Co. LTD	Vietnam (2)	60%

(1)	Natur Tec Lanka is 100% owned by Natur-Tec India and, therefore, indirectly owned by NTIC.
(2)	Zerust Singapore PTE LTD and Zerust Vietnam Co. LTD are 100% owned by NTI Asean LLC and, therefore, indirectly owned by NTIC.

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

The following table sets forth a list of NTIC’s operating joint ventures as of November 30, 2019, the country in which the joint venture is organized and NTIC’s ownership percentage in each joint venture:

Joint Venture Name	Country	NTIC Percent (%) Ownership
TAIYONIC LTD.	Japan	50%
ACOBAL SAS	France	50%
EXCOR KORROSIONSSCHUTZ – TECHNOLOGIEN UND PRODUKTE GMBH	Germany	50%
ZERUST AB	Sweden	50%
MOSTNIC-ZERUST	Russia	50%
ZERUST OY	Finland	50%
HARITA-NTI LTD	India	50%

Joint Venture Name	Country	NTIC Percent (%) Ownership
ZERUST (U.K.) LTD.	United Kingdom	50%
EXCOR-ZERUST S.R.O.	Czech Republic	50%
EXCOR SP. Z.O.O.	Poland	50%
ZERUST A.Ş.	Turkey	50%
ZERUST CONSUMER PRODUCTS, LLC	United States	50%
ZERUST – DNEPR	Ukraine	50%
KOREA ZERUST CO., LTD.	South Korea (1)	30%
ZERUST-NIC (TAIWAN) CORP.	Taiwan (1)	30%
PT. CHEMINDO – NTIA	Indonesia (1)	30%
ZERUST SPECIALTY TECH CO. LTD.	Thailand (1)	30%
CHONG WAH-NTIA SDN. BHD.	Malaysia (1)	30%
NTIA ZERUST PHILIPPINES, INC.	Philippines (1)	30%

____________________

(1)	Indirect ownership interest through NTI Asean.

NTIC receives funds from its joint ventures as fees for services that NTIC provides to its joint ventures and as dividend distributions. The fees for services provided to joint ventures are determined based on either a flat fee or a percentage of sales depending on local laws and tax regulations. With respect to NTIC’s joint venture in Germany (EXCOR), NTIC recognizes an agreed upon quarterly fee for such services. NTIC recognizes equity income from each joint venture based on the overall profitability of the joint venture. Such profitability is subject to variability from quarter to quarter, which, in turn, subjects NTIC’s earnings to variability from quarter to quarter. The profits of each joint venture are shared by the respective joint venture owners in accordance with their respective ownership percentages. NTIC typically directly or indirectly owns 50% or less of each of its joint venture entities and, thus, does not control the decisions of these entities regarding whether to pay dividends and, if paid, how much they should be in a given year. The payment of a dividend by an entity is determined by a joint vote of the owners and is not at the sole discretion of NTIC.

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

NTIC’s consolidated net sales increased 3.8% during the three months ended November 30, 2019 compared to the three months ended November 30, 2018. This increase was primarily a result of an increase in sales of Natur-Tec® products.

During the three months ended November 30, 2019, 68.0% of NTIC’s consolidated net sales were derived from sales of ZERUST® products and services, which decreased 1.1% to $9,949,512 compared to $10,065,174 for the three months ended November 30, 2018. This decrease was due to lower sales from existing customers for products as a result of decreased demand. NTIC has focused its sales efforts of ZERUST® products and services by strategically targeting customers with specific corrosion issues in new market areas, including the oil and gas industry and other industrial sectors that offer sizable growth opportunities. NTIC’s consolidated net sales for the three months ended November 30, 2019 included $520,844 of sales made to customers in the oil and gas industry compared to $986,173 for the three months ended November 30, 2018. Overall demand for ZERUST® products and services depends heavily on the overall health of the markets in which NTIC sells its products, including the automotive, oil and gas, agriculture, and mining markets in particular.

During the three months ended November 30, 2019, 32.0% of NTIC’s consolidated net sales were derived from sales of Natur-Tec® products compared to 28.6% during the three months ended November 30, 2018. Net sales of Natur-Tec® products increased 16.2% during the three months ended November 30, 2019 compared to the three months ended November 30, 2018 primarily due to an increase in finished product sales in North America and finished product sales at NTIC’s majority-owned subsidiary in India.

Cost of goods sold as a percentage of net sales decreased slightly to 67.0% during the three months ended November 30, 2019 compared to 67.1% during the three months ended November 30, 2018.

NTIC’s equity in income from joint ventures decreased 35.4% to $1,293,990 during the three months ended November 30, 2019 compared to $2,004,162 during the three months ended November 30, 2018. This decrease was primarily due to a corresponding decrease in net sales at the joint ventures, which decreased 16.5% to $25,460,294 during the three months ended November 30, 2019 compared to $30,479,926 for the three months ended November 30, 2018. The decrease in the net sales of NTIC’s joint ventures was due primarily to decreased sales from existing customers for existing products as a result of decreased demand. The decrease in net sales of NTIC’s joint ventures resulted in a corresponding decrease in fees for services provided to joint ventures, as such fees are a function of net sales of NTIC’s joint ventures.

NTIC’s total operating expenses decreased 4.5% to $5,898,620 during the three months ended November 30, 2019 compared to $6,179,048 for the three months ended November 30, 2018. This decrease was primarily due to a decrease in NTIC’s personnel expenses and achievement of various cost control actions undertaken by management.

NTIC spent $961,641 and $872,157 during the three months ended November 30, 2019 and 2018, respectively, in connection with its research and development activities. NTIC anticipates that it will spend between $3,600,000 and $3,900,000 in fiscal 2020 on research and development activities.

Net income attributable to NTIC decreased $284,509 to $1,212,550, or $0.13 per diluted common share, for the three months ended November 30, 2019 compared to $1,497,059, or $0.16 per diluted common share, for the three months ended November 30, 2018. This decrease was primarily the result of the decrease in joint venture operations during the three months ended November 30, 2019 compared to the three months ended November 30, 2018.

NTIC anticipates that its quarterly net income or loss will continue to be subject to significant volatility primarily due to the financial performance of its subsidiaries and joint ventures, sales of its ZERUST® products and services into the oil and gas industry, and sales of its Natur-Tec® bioplastics products, which sales fluctuate more on a quarterly basis than the traditional ZERUST® business.

NTIC’s working capital, defined as current assets less current liabilities, was $25,253,374 at November 30, 2019, including $4,106,796 in cash and cash equivalents and $2,987,095 in available for sale securities, compared to $25,460,569 at August 31, 2019, including $5,856,758 in cash and cash equivalents and $3,565,258 in available for sale securities.

On October 22, 2019, the Company’s Board of Directors announced a quarterly cash dividend of $0.065 per share of NTIC’s common stock, payable on November 20, 2019 to stockholders of record on November 6, 2019. During fiscal 2019, the Company’s Board of Directors declared four quarterly cash dividends of $0.06 per share each. Although NTIC’s Board of Directors intends to continue to declare regular quarterly cash dividends, the declaration of future dividends is not guaranteed and will be determined by NTIC’s Board of Directors in light of conditions then existing, including NTIC’s net income, financial condition, cash requirements, restrictions in financing agreements, business conditions and other factors.

Results of Operations

The following table sets forth NTIC’s results of operations for the three months ended November 30, 2019 and 2018.

	Three Months Ended
	November 30, 2019	% of Net Sales	November 30, 2018	% of Net Sales	$ Change	% Change
Net sales, excluding joint ventures	$14,045,784	96.0%	$13,610,865	96.6%	$434,919	3.2%
Net sales, to joint ventures	585,616	4.0%	483,187	3.4%	102,429	21.2%
Cost of goods sold	9,805,084	67.0%	9,461,137	67.1%	343,947	3.6%

Equity in income from joint ventures	1,293,990	n/a	2,004,162	n/a	(710,172)	(35.4)%
Fees for services provided to joint ventures	1,358,325	n/a	1,428,435	n/a	(70,110)	(4.9)%

Selling expenses	2,887,292	19.7%	2,811,094	19.9%	76,198	2.7%
General and administrative expenses	2,049,687	14.0%	2,495,797	17.7%	(446,110)	(17.9)%
Research and development expenses	961,641	6.6%	872,157	6.2%	89,484	10.3%

Net Sales. NTIC’s consolidated net sales increased 3.8% to $14,631,400 during the three months ended November 30, 2019 compared to the three months ended November 30, 2018. NTIC’s consolidated net sales to unaffiliated customers excluding NTIC’s joint ventures increased 3.2% to $14,045,784 during the three months ended November 30, 2019 compared to the same period in fiscal 2019. These increases were primarily a result of an increase in sales of Natur-Tec® products. Net sales to joint ventures increased 21.2% to $585,616 during the three months ended November 30, 2019 compared to the same period in fiscal 2019. This increase was primarily a result of timing differences on various shipments to joint ventures.

The following table sets forth NTIC’s net sales by product segment for the three months ended November 30, 2019 and 2018 by segment:

	Three Months Ended
	November 30, 2019	November 30, 2018	$ Change	% Change
Total ZERUST® sales	$9,949,512	$10,065,174	$(115,662)	(1.1)%
Total Natur-Tec® sales	4,681,888	4,028,878	653,010	16.2%
Total net sales	$14,631,400	$14,094,052	$537,348	3.8%

During the three months ended November 30, 2019, 68.0% of NTIC’s consolidated net sales were derived from sales of ZERUST® products and services, which decreased 1.1% to $9,949,512 during the three months ended November 30, 2019 compared to $10,065,174 during the three months ended November 30, 2018. This decrease was primarily the result of decreased ZERUST® oil and gas net sales due to decreased demand. NTIC has strategically focused its sales efforts for ZERUST® products and services on customers with sizeable corrosion problems in industry sectors that offer sizable growth opportunities, including the oil and gas sector. Overall demand for ZERUST® products and services depends heavily on the overall health of the market segments to which NTIC sells its products, including the automotive, oil and gas, agriculture, and mining markets in particular.

The following table sets forth NTIC’s net sales of ZERUST® products for the three months ended November 30, 2019 and 2018:

	Three Months Ended
	November 30, 2019	November 30, 2018	$ Change	% Change
ZERUST® industrial net sales	$8,843,052	$8,595,814	$247,238	2.9%
ZERUST® joint venture net sales	585,616	483,187	102,429	21.2%
ZERUST® oil & gas net sales	520,844	986,173	(465,329)	(47.2%)
Total ZERUST® net sales	$9,949,512	$10,065,174	$(115,662)	(1.1)%

NTIC’s net sales to the oil and gas industry sector decreased during the three months ended November 30, 2019 compared to the prior fiscal year period, primarily due to decreased demand for ZERUST® oil and gas products and services. NTIC anticipates that its sales of ZERUST® products and services into the oil and gas industry will continue to remain subject to significant volatility from quarter to quarter as sales are recognized, specifically due to the volatility of oil prices. Demand for oil and gas products around the world depends primarily on market acceptance and the reach of NTIC’s distribution network. Because of the typical size of individual orders and overall size of NTIC’s net sales derived from sales of oil and gas products, the timing of one or more orders can materially affect NTIC’s quarterly sales compared to prior fiscal year quarters.

During the three months ended November 30, 2019, 32.0% of NTIC’s consolidated net sales were derived from sales of Natur-Tec® products, which increased 16.2% to $4,681,888 during the three months ended November 30, 2019 compared to the three months ended November 30, 2018. This increase was primarily due to an increase in finished product sales in North America and finished product sales at NTIC’s majority-owned subsidiary in India.

Cost of Goods Sold. Cost of goods sold increased 3.6% for the three months ended November 30, 2019 compared to the three months ended November 30, 2018. Cost of goods sold as a percentage of net sales decreased slightly to 67.0% for the three months ended November 30, 2019 compared to 67.1% for the three months ended November 30, 2018.

Equity in Income from Joint Ventures. NTIC’s equity in income from joint ventures decreased 35.4% to $1,293,990 during the three months ended November 30, 2019 compared to $2,004,162 during the three months ended November 30, 2018. This decrease was primarily a result of changing profitability of the joint ventures, which fluctuates based on net sales, during the respective periods. Of the total equity in income from joint ventures, NTIC had equity in income from joint ventures of $821,164 attributable to EXCOR during the three months ended November 30, 2019 compared to $1,519,901 during the three months ended November 30, 2018.

Fees for Services Provided to Joint Ventures. NTIC recognized fee income for services provided to joint ventures of $1,358,325 during the three months ended November 30, 2019 compared to $1,428,435 during the three months ended November 30, 2018, representing a decrease of $70,110, or 4.9%. Fee income for services provided to joint ventures is traditionally a function of the sales made by NTIC’s joint ventures. Total net sales of NTIC’s joint ventures decreased 16.5% to $25,460,294 during the three months ended November 30, 2019 compared to $30,479,926 for the three months ended November 30, 2018. Net sales of NTIC’s joint ventures are not included in NTIC’s consolidated financial statements. Of the total fee income for services provided to joint ventures, fees of $212,101 were attributable to EXCOR during the three months ended November 30, 2019 compared to $214,992 attributable to EXCOR during the three months ended November 30, 2018.

Selling Expenses. NTIC’s selling expenses increased 2.7% for the three months ended November 30, 2019 compared to the same period in fiscal 2019 due primarily to increases in operating expenses associated with ZERUST® sales efforts, consisting primarily of selling and personnel expenses. Selling expenses as a percentage of net sales decreased slightly to 19.7% for the three months ended November 30, 2019 from 19.9% during the three months ended November 30, 2018 primarily due to the decrease in net sales, as previously described.

General and Administrative Expenses. NTIC’s general and administrative expenses decreased 17.9% for the three months ended November 30, 2019 compared to the same period in fiscal 2019 primarily due to decreased personnel costs and the implementation of various cost control initiatives. As a percentage of net sales, general and administrative expenses decreased to 14.0% for the three months ended November 30, 2019 from 17.7% for the three months ended November 30, 2018 due primarily to the decreases in expenses in North America and NTIC’s subsidiary in India, and the slight increase in net sales, as previously described.

Research and Development Expenses. NTIC’s research and development expenses increased 10.3% for the three months ended November 30, 2019 compared to the same period in fiscal 2019 primarily due to increases in research and development efforts.

Interest Income. NTIC’s interest income increased to $49,038 during the three months ended November 30, 2019 compared to $12,787 during the three months ended November 30, 2018 due to changing levels of invested cash.

Interest Expense. NTIC’s interest expense increased to $5,444 during the three months ended November 30, 2019 compared to $2,357 during the three months ended November 30, 2018.

Income Before Income Tax Expense. NTIC incurred income before income tax expense equal to $1,623,605 for the three months ended November 30, 2019 compared to $1,896,894 for the three months ended November 30, 2018.

Income Tax Expense. Income tax expense was $264,066 during the three months ended November 30, 2019 compared to $255,703 during the three months ended November 30, 2018. Income tax expense was calculated based on management’s estimate of NTIC’s annual effective income tax rate.

NTIC considers the earnings of certain foreign joint ventures to be indefinitely invested outside the United States on the basis of estimates that NTIC’s future domestic cash generation will be sufficient to meet future domestic cash needs. As a result, U.S. income and foreign withholding taxes have not been recognized on the cumulative undistributed earnings of $23,373,721 and $22,178,126 at November 30, 2019 and August 31, 2019, respectively. To the extent undistributed earnings of NTIC’s joint ventures are distributed in the future, they are not expected to result in any material additional income tax liability after the application of foreign tax credits.

Net Income Attributable to NTIC. Net income attributable to NTIC decreased $284,509 to $1,212,550, or $0.13 per diluted common share, for the three months ended November 30, 2019 compared to $1,497,059, or $0.16 per diluted common share, for the three months ended November 30, 2018. This decrease was primarily the result of the decrease in operating expenses and decrease in joint venture operations during the three months ended November 30, 2019 compared to the prior year period, partially offset by the increase in gross profit.

Other Comprehensive Income - Foreign Currency Translations Adjustment. The changes in the foreign currency translations adjustment were due to the fluctuations of the U.S. dollar compared to the Euro and other foreign currencies during the three months ended November 30, 2019 compared to the same period in fiscal 2019.

Liquidity and Capital Resources

Sources of Cash and Working Capital. NTIC’s working capital, defined as current assets less current liabilities, was $25,253,374 at November 30, 2019, including $4,106,796 in cash and cash equivalents and $2,987,095 in available for sale securities, compared to $25,460,569 at August 31, 2019, including $5,856,758 in cash and cash equivalents and $3,565,258 in available for sale securities.

As of November 30, 2019, NTIC had a revolving line of credit with PNC Bank of $3,000,000 with no amounts outstanding. At the option of the Company, outstanding advances under the line of credit bear interest at either (a) an annual rate based on LIBOR plus 2.15% for the applicable LIBOR interest period selected by the Company or (b) at the rate publicly announced by PNC Bank from time to time as its prime rate. On December 16, 2019, the Company and PNC Bank extended the maturity date of the line of credit from January 7, 2020 to January 7, 2021. All other terms of the line of credit and the loan agreement and other documents evidencing the line of credit remain the same. It is anticipated that, as historically has been the practice, the line of credit will be renewed each year for one additional year for the immediate foreseeable future.

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

The line of credit is subject to standard covenants, including affirmative financial covenants, such as the maintenance of a minimum fixed charge coverage ratio, and negative covenants, which, among other things, limit the incurrence of additional indebtedness, loans and equity investments, disposition of assets, mergers and consolidations and other matters customarily restricted in such agreements. Under the loan agreement, NTIC is subject to a minimum fixed charge coverage ratio of 1.10:1.00. As of November 30, 2019, NTIC was in compliance with all debt covenants.

NTIC believes that a combination of its existing cash and cash equivalents, available for sale securities, forecasted cash flows from future operations, anticipated distributions of earnings, anticipated fees to NTIC for services provided to its joint ventures, and funds available through existing or anticipated financing arrangements will be adequate to fund its existing operations, investments in new or existing joint ventures or subsidiaries, capital expenditures, debt repayments, cash dividends and any stock repurchases for at least the next 12 months. During the remainder of fiscal 2020, NTIC expects to continue to invest directly and through its use of working capital in NTIC China, Zerust Mexico, NTI Europe, research and development, marketing efforts, resources for the application of its corrosion prevention technology in the oil and gas industry, and its Natur-Tec® bio-plastics business, although the amounts of these various investments are not known at this time. In order to take advantage of such new product and market opportunities to expand its business and increase its revenues, NTIC may decide to finance such opportunities by borrowing under its revolving line of credit or raising additional financing through the issuance of debt or equity securities. There is no assurance that any financing transaction will be available on terms acceptable to NTIC or at all or that any financing transaction will not be dilutive to NTIC’s current stockholders.

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

Uses of Cash and Cash Flow. Net cash used in operating activities during the three months ended November 30, 2019 was $1,567,156, which resulted principally from NTIC’s equity in income from joint ventures, an increase in inventory and increases in trade receivables excluding joint ventures, and income tax payable, partially offset by NTIC’s net income, depreciation and amortization and an increase in accounts payable and accrued liabilities. Net cash used in operating activities during the three months ended November 30, 2018 was $738,606, which resulted principally from NTIC’s equity in income from joint ventures, an increase in inventory and increases in trade receivables excluding joint ventures, and income tax payable, partially offset by NTIC’s net income, depreciation and amortization and an increase in accounts payable and accrued liabilities.

NTIC’s cash flows from operations are impacted by significant changes in certain components of NTIC’s working capital, including inventory turnover and changes in receivables. NTIC considers internal and external factors when assessing the use of its available working capital, specifically when determining inventory levels and credit terms of customers. Key internal factors include existing inventory levels, stock reorder points, customer forecasts and customer requested payment terms. Key external factors include the availability of primary raw materials and sub-contractor production lead times. NTIC’s typical contractual terms for trade receivables excluding joint ventures are 30 days and 90 days for trade receivables from its joint ventures. Before extending unsecured credit to customers, excluding NTIC’s joint ventures, NTIC reviews customers’ credit histories and will establish an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers and other information. Accounts receivable over 30 days are considered past due for most customers. NTIC does not accrue interest on past due accounts receivable. If accounts receivable in excess of the provided allowance are determined uncollectible, they are charged to selling expense in the period that the determination is made. Accounts receivable are deemed uncollectible based on NTIC exhausting reasonable efforts to collect. NTIC’s typical contractual terms for receivables for services provided to its joint ventures are 90 days. NTIC records receivables for services provided to its joint ventures on an accrual basis, unless circumstances exist that make the collection of the balance uncertain, in which case the fee income will be recorded on a cash basis until there is consistency in payments. This determination is handled on a case by case basis.

NTIC experienced an increase in trade receivables and inventory as of November 30, 2019 compared to August 31, 2019. Trade receivables excluding joint ventures as of November 30, 2019 increased $581,248 compared to August 31, 2019, primarily related to the timing of collections and the increase in sales.

Outstanding trade receivables excluding joint ventures balances as of November 30, 2019 decreased 1 day to an average of 67 days from balances outstanding from these customers as of August 31, 2019.

Outstanding trade receivables from joint ventures as of November 30, 2019 decreased $182,798 compared to August 31, 2019 primarily due to the timing of payments. Outstanding balances from trade receivables from joint ventures decreased an average of 15 days from an average of 115 days from balances outstanding from these customers compared to August 31, 2019. The average days outstanding of trade receivables from joint ventures as of November 30, 2019 were primarily due to the receivables balances at NTIC’s joint ventures in South Korea, India and Thailand.

Outstanding receivables for services provided to joint ventures as of November 30, 2019 increased $97,864 compared to August 31, 2019 and the average days to pay increased an average of 10 days from an average of 81 days compared to August 31, 2019.

Net cash provided by investing activities for the three months ended November 30, 2019 was $353,300, which was primarily the result of cash provided by the sale of available for sale securities, partially offset by additions to property and equipment and additions to patents. Net cash used in investing activities for the three months ended November 30, 2018 was $1,463,950, which was primarily the result of cash provided by the sale of available for sale securities, partially offset by additions to property and equipment and additions to patents.

Net cash used in financing activities for the three months ended November 30, 2019 was $555,271, which resulted from dividends paid on NTIC common stock, partially offset by proceeds from NTIC’s employee stock purchase plan and the exercise of stock options. Net cash used in financing activities for the three months ended November 30, 2018 was $393,346, which resulted from dividends paid on NTIC common stock, partially offset by an investment by non-controlling interest and proceeds from NTIC’s employee stock purchase plan.

Share Repurchase Plan. On January 15, 2015, NTIC’s Board of Directors authorized the repurchase of up to $3,000,000 in shares of NTIC common stock through open market purchases or unsolicited or solicited privately negotiated transactions. This program has no expiration date but may be terminated by NTIC’s Board of Directors at any time. No repurchases occurred during the three months ended November 30, 2019. As of November 30, 2019, up to $2,640,548 in shares of NTIC common stock remained available for repurchase under NTIC’s stock repurchase program.

Cash Dividends. On October 22, 2019, NTIC’s Board of Directors declared a cash dividend of $0.065 per share of NTIC’s common stock, payable on November 20, 2019 to stockholders of record on November 6, 2019. Although NTIC’s Board of Directors intends to continue to declare regular quarterly cash dividends, the declaration of future dividends is not guaranteed and will be determined by NTIC’s Board of Directors in light of conditions then existing, including NTIC’s net income, financial condition, cash requirements, restrictions in financing agreements, business conditions and other factors.

Stock Split. On June 3, 2019, NTIC’s Board of Directors declared a two-for-one stock split of NTIC’s common stock effected in the form of a 100% share dividend distributed on June 28, 2019 to record holders as of June 17, 2019. As a result of this action, approximately 4.5 million shares were issued to stockholders of record as of June 17, 2019. The par value of the common stock remains at $0.02 per share, and, accordingly, approximately $90,900 was transferred from additional paid-in capital to common stock. Net income and dividends declared per share and weighted average shares outstanding presented in this report reflect the 100 percent stock dividend. The two-for-one stock split is reflected in the share amounts in all periods presented in this report.

Capital Expenditures and Commitments. NTIC spent $197,370 on capital expenditures during the three months ended November 30, 2019, which related primarily to the purchase of new equipment. NTIC expects to spend an aggregate of approximately $600,000 to $900,000 on capital expenditures during fiscal 2020, which it expects will relate primarily to the purchase of new equipment.

Contractual Obligations

There has been no material change to NTIC’s contractual obligations as provided in “Part II. Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations,” included in NTIC’s annual report on Form 10-K for the fiscal year ended August 31, 2019.

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

Inflation and Seasonality

Inflation in the United States and abroad historically has had little effect on NTIC. Although NTIC’s business historically has not been seasonal, NTIC believes there is some seasonality in its business. NTIC anticipates its net sales in the second fiscal quarter may be adversely affected by the long Chinese New Year, the North American holiday season and overall less corrosion taking place at lower winter temperatures worldwide.

Market Risk

NTIC is exposed to some market risk stemming from changes in foreign currency exchange rates, commodity prices and interest rates.

Because the functional currency of NTIC’s foreign operations and investments in its foreign joint ventures is the applicable local currency, NTIC is exposed to foreign currency exchange rate risk arising from transactions in the normal course of business. NTIC’s principal exchange rate exposure is with the Euro, the Japanese Yen, the Indian Rupee, the Chinese Renminbi, the South Korean Won and the English Pound against the U.S. Dollar. NTIC’s fees for services provided to joint ventures and dividend distributions from these foreign entities are paid in foreign currencies and, thus, fluctuations in foreign currency exchange rates could result in declines in NTIC’s reported net income. Since NTIC’s investments in its joint ventures are accounted for using the equity method, any changes in foreign currency exchange rates would be reflected as a foreign currency translation adjustment and would not change NTIC’s equity in income from joint ventures reflected in its consolidated statements of operations. NTIC does not hedge against its foreign currency exchange rate risk.

Some raw materials used in NTIC’s products are exposed to commodity price changes. The primary commodity price exposures are with a variety of plastic resins.

At the option of NTIC, outstanding advances under NTIC’s $3,000,000 revolving line of credit with PNC Bank bear interest at either (a) an annual rate based on LIBOR plus 2.15% for the applicable LIBOR interest period selected by NTIC or (b) at the rate publicly announced by PNC Bank from time to time as its prime rate and, thus, may subject NTIC to some market risk on interest rates. As of November 30, 2019, NTIC had no borrowings under the line of credit.

Critical Accounting Policies and Estimates

There have been no material changes to NTIC’s critical accounting policies and estimates from the information provided in “Part II. Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies,” included in NTIC’s annual report on Form 10-K for the fiscal year ended August 31, 2019.

Recent Accounting Pronouncements

See Note 2 to NTIC’s consolidated financial statements for a discussion of recent accounting pronouncements.

Forward-Looking Statements

This quarterly report on Form 10-Q contains not only historical information, but also forward-looking statements that are within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by those sections. In addition, NTIC or others on NTIC’s behalf may make forward-looking statements from time to time in oral presentations, including telephone conferences and/or web casts open to the public, in press releases or reports, on NTIC’s Internet web site or otherwise. All statements other than statements of historical facts included in this report or expressed by NTIC orally from time to time that address activities, events or developments that NTIC expects, believes or anticipates will or may occur in the future are forward-looking statements, including, in particular, the statements about NTIC’s plans, objectives, strategies and prospects regarding, among other things, NTIC’s financial condition, results of operations and business, the outcome of contingencies, such as legal proceedings and the effect of the liquidation of Tianjin Zerust, and the operations of NTIC China. NTIC has identified some of these forward-looking statements in this report with words like “believe,” “can,” “may,” “could,” “would,” “might,” “forecast,” “possible,” “potential,” “project,” “will,” “should,” “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate,” “approximate,” “outlook” or “continue” or the negative of these words or other words and terms of similar meaning. The use of future dates is also an indication of a forward-looking statement. Forward-looking statements may be contained in the notes to NTIC’s consolidated financial statements and elsewhere in this report, including under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Forward-looking statements are based on current expectations about future events affecting NTIC and are subject to uncertainties and factors that affect all businesses operating in a global market as well as matters specific to NTIC. These uncertainties and factors are difficult to predict, and many of them are beyond NTIC’s control. The following are some of the uncertainties and factors known to us that could cause NTIC’s actual results to differ materially from what NTIC has anticipated in its forward-looking statements:

•	The effect of current worldwide economic conditions and any turmoil and disruption in the global credit and financial markets on NTIC’s business;

•	The variability in NTIC’s sales of ZERUST® products and services into the oil and gas industry and Natur-Tec® products and NTIC’s equity income of joint ventures, which variability in sales and equity in income from joint venture, in turn, subject NTIC’s earnings to quarterly fluctuations;

•	Risks associated with NTIC’s international operations and exposure to fluctuations in foreign currency exchange rates, import duties, taxes and tariffs;

•	The effect of the United Kingdom’s process to exit the European Union on NTIC’s operating results, including, in particular, future net sales of NTIC’s European and other joint ventures;

•	The effect of the health of the U.S. automotive industry on NTIC’s business;

•	NTIC’s dependence on the success of its joint ventures and fees and dividend distributions that NTIC receives from them;

•	NTIC’s relationships with its joint ventures and its ability to maintain those relationships, especially in light of anticipated succession planning issues;

•	Fluctuations in the cost and availability of raw materials, including resins and other commodities;

•	The success of and risks associated with NTIC’s emerging new businesses and products and services, including in particular NTIC’s ability and the ability of NTIC’s joint ventures to sell ZERUST® products and services into oil and gas industry and Natur-Tec® products and the often lengthy and extensive sales process involved in selling such products and services;

•	NTIC’s ability to introduce new products and services that respond to changing market conditions and customer demand;

•	Market acceptance of NTIC’s existing and new products, especially in light of existing and new competitive products;

•	Maturation of certain existing markets for NTIC’s ZERUST® products and services and NTIC’s ability to grow market share and succeed in penetrating other existing and new markets;

•	Increased competition, especially with respect to NTIC’s ZERUST® products and services, and the effect of such competition on NTIC’s and its joint ventures’ pricing, net sales and margins;

•	NTIC’s reliance upon and its relationships with its distributors, independent sales representatives and joint ventures;

•	NTIC’s reliance upon suppliers;

•	Oil prices, which may affect sales of NTIC’s ZERUST® products and services into the oil and gas industry;

•	NTIC’s operations in China and the risks associated therewith, the termination of the joint venture agreements with Tianjin Zerust, and the anticipated liquidation of Tianjin Zerust and the effect of all these events on NTIC’s business and future operating results;

•	The costs and effects of complying with laws and regulations and changes in tax, fiscal, government and other regulatory policies, including rules relating to environmental, health and safety matters;

•	Unforeseen product quality or other problems in the development, production and usage of new and existing products;

•	Unforeseen production expenses incurred in connection with new customers and new products;

•	Loss of or changes in executive management or key employees;

•	Ability of management to manage around unplanned events;

•	Pending and future litigation;

•	NTIC’s reliance on its intellectual property rights and the absence of infringement of the intellectual property rights of others;

•	NTIC’s ability to maintain effective internal control over financial reporting, especially in light of its joint venture arrangements;

•	Changes in applicable laws or regulations and NTIC’s failure to comply with applicable laws, rules and regulations;

•	Changes in generally accepted accounting principles and the effect of new accounting pronouncements;

•	Fluctuations in NTIC’s effective tax rate, including from the Tax Cuts and Jobs Act;

•	Effect of extreme weather conditions on NTIC’s operating results; and

•	NTIC’s reliance upon its management information systems.

For more information regarding these and other uncertainties and factors that could cause NTIC’s actual results to differ materially from what NTIC has anticipated in its forward-looking statements or otherwise could materially adversely affect NTIC’s business, financial condition or operating results, see NTIC’s annual report on Form 10-K for the fiscal year ended August 31, 2019 under the heading “Part I. Item 1A. Risk Factors.”

All forward-looking statements included in this report are expressly qualified in their entirety by the foregoing cautionary statements. NTIC wishes to caution readers not to place undue reliance on any forward-looking statement that speaks only as of the date made and to recognize that forward-looking statements are predictions of future results, which may not occur as anticipated. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the uncertainties and factors described above, as well as others that NTIC may consider immaterial or does not anticipate at this time. Although NTIC believes that the expectations reflected in its forward-looking statements are reasonable, NTIC does not know whether its expectations will prove correct. NTIC’s expectations reflected in its forward-looking statements can be affected by inaccurate assumptions NTIC might make or by known or unknown uncertainties and factors, including those described above. The risks and uncertainties described above are not exclusive, and further information concerning NTIC and its business, including factors that potentially could materially affect its financial results or condition, may emerge from time to time. NTIC assumes no obligation to update, amend or clarify forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. NTIC advises you, however, to consult any further disclosures NTIC makes on related subjects in the annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K NTIC files with or furnishes to the Securities and Exchange Commission.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

NTIC is exposed to some market risk stemming from changes in foreign currency exchange rates, commodity prices and interest rates.

Because the functional currency of NTIC’s foreign operations and investments in its foreign joint ventures is the applicable local currency, NTIC is exposed to foreign currency exchange rate risk arising from transactions in the normal course of business. NTIC’s principal exchange rate exposure is with the Euro, the Japanese Yen, the Indian Rupee, the Chinese Renminbi, the South Korean Won and the English Pound against the U.S. Dollar. NTIC’s fees for services provided to joint ventures and dividend distributions from these foreign entities are paid in foreign currencies, and, thus, fluctuations in foreign currency exchange rates could result in declines in NTIC’s reported net income. Since NTIC’s investments in its joint ventures are accounted for using the equity method, any changes in foreign currency exchange rates would be reflected as a foreign currency translation adjustment and would not change NTIC’s equity in income from joint ventures reflected in its consolidated statements of operations. NTIC does not hedge against its foreign currency exchange rate risk.

Some raw materials used in NTIC’s products are exposed to commodity price changes. The primary commodity price exposures are with a variety of plastic resins.

At the option of NTIC, outstanding advances under NTIC’s $3,000,000 revolving line of credit with PNC Bank bear interest at either (a) an annual rate based on LIBOR plus 2.15% for the applicable LIBOR interest period selected by NTIC or (b) at the rate publicly announced by PNC Bank from time to time as its prime rate and, thus, may subject NTIC to some market risk on interest rates. As of November 30, 2019, NTIC had no borrowings under the line of credit.

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

Changes in Internal Control over Financial Reporting

Except for the implementation of certain internal controls related to the adoption of the new lease standard (Topic 842), there was no change in NTIC’s internal control over financial reporting that occurred during the quarter ended November 30, 2019 that has materially affected or is reasonably likely to materially affect NTIC’s internal control over financial reporting.

PART II -	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On March 23, 2015, NTIC and NTI Asean LLC (NTI Asean) filed a lawsuit in Tianjin No 1 Intermediate People’s Court against two individuals, Tao Meng and Xu Hui, related to breaches of duties and contractual commitments owed to NTI Asean under certain agreements related to NTIC’s former joint venture in China, Tianjin Zerust Anti-Corrosion Technologies Ltd. (Tianjin Zerust). The lawsuit alleges, among other things, that Mr. Tao Meng and Mr. Xu Hui have engaged in self-dealing, usurped business opportunities, and received economic benefits that were required to go to Tianjin Zerust. As of November 30, 2019, NTIC is not able to reasonably estimate the amount of any recovery to NTI Asean, if any.

ITEM 1A.	RISK FACTORS

This Item 1A is inapplicable to NTIC as a smaller reporting company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Equity Securities

During the three months ended November 30, 2019, NTIC did not issue any shares of its common stock or other equity securities of NTIC that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

The following table shows NTIC’s first quarter of fiscal 2020 stock repurchase activity.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
September 1, 2019 through September 30, 2019	0	$0	0	(1)
October 1, 2019 through October 31, 2019	0	$0	0	(1)
November 1, 2019 through November 30, 2019	0	$0	0	(1)
Total	0	$0	0	(1)(2)

(1)	On January 15, 2015, NTIC’s Board of Directors authorized the repurchase of up to $3,000,000 in shares of NTIC common stock through open market purchases or unsolicited or solicited privately negotiated transactions. This program has no expiration date but may be terminated by NTIC’s Board of Directors at any time.

(2)	As of November 30, 2019, up to $2,640,548 in shares of NTIC common stock remained available for repurchase under NTIC’s stock repurchase program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

The following exhibits are being filed or furnished with this quarterly report on Form 10-Q:

Exhibit No.	Description
10.1	Letter Agreement dated as of December 16, 2019 between PNC Bank, National Association and Northern Technologies International Corporation (filed herewith)
31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101	The following materials from NTIC’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Comprehensive Income (Loss), (iv) the unaudited Consolidated Statements of Equity, (v) the unaudited Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

Date: January 8, 2020
Matthew C. Wolsfeld, CPA
Chief Financial Officer
(Principal Financial and Accounting Officer and
Duly Authorized to Sign on Behalf of the Registrant)

