Form 10-Q
period 2020-02-29
NORTHERN TECHNOLOGIES INTERNATIONAL CORP
filed 2020-04-08
CIK 875582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2020

or

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

As of April 8, 2020, there were 9,097,236 shares of common stock of the registrant outstanding.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

FORM 10-Q

February 29, 2020

_________________

i

This quarterly report on Form 10-Q contains certain forward-looking statements that are within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and that are subject to the safe harbor created by those sections. For more information, see “Part I. Financial Information – Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements.”

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AS OF FEBRUARY 29, 2020 (UNAUDITED)

AND AUGUST 31, 2019 (AUDITED)

	February 29, 2020	August 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,626,410	$5,856,758
Available for sale securities	6,512,166	3,565,258
Receivables:
Trade excluding joint ventures, less allowance for doubtful accounts of $65,000 at February 29, 2020 and August 31, 2019	9,810,545	9,779,518
Trade joint ventures	539,175	824,473
Fees for services provided to joint ventures	1,195,219	1,268,000
Income taxes	56,819	457,018
Inventories	11,424,384	10,488,728
Prepaid expenses	949,893	1,062,609
Total current assets	36,114,611	33,302,362

PROPERTY AND EQUIPMENT, NET	7,227,524	7,358,159

OTHER ASSETS:
Investments in joint ventures	21,297,202	24,207,339
Deferred income taxes	1,694,499	1,634,258
Patents and trademarks, net	930,132	1,008,969
Operating lease right of use asset	520,601	—
Total other assets	24,442,434	26,850,566
Total assets	$67,784,569	$67,511,087

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,373,988	$4,505,531
Income taxes payable	3,169	6,759
Accrued liabilities:
Payroll and related benefits	1,259,122	1,857,971
Other	835,823	1,471,532
Current portion of operating lease	211,495	—
Total current liabilities	6,683,597	7,841,793
LONG-TERM LIABILITIES:
Operating lease, less current portion	309,106	—
Total long-term liabilities	309,106	—

COMMITMENTS AND CONTINGENCIES (Note 12)

EQUITY:
Preferred stock, no par value; authorized 10,000 shares; none issued and outstanding	—	—
Common stock, $0.02 par value per share; authorized 15,000,000 shares as of February 29, 2020 and August 31, 2019; issued and outstanding 9,097,236 and 9,086,816, respectively	181,945	181,736
Additional paid-in capital	16,707,207	16,013,338
Retained earnings	45,202,903	44,992,719
Accumulated other comprehensive loss	(4,602,349)	(4,593,178)
Stockholders’ equity	57,489,706	56,594,615
Non-controlling interests	3,302,160	3,074,679
Total equity	60,791,866	59,669,294
Total liabilities and equity	$67,784,569	$67,511,087

*Share and per share data have been adjusted for all periods presented to reflect the two-for-one stock split effective June 28, 2019.

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 29, 2020 AND FEBRUARY 28, 2019

	Three Months Ended		Six Months Ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
NET SALES:
Net sales, excluding joint ventures	$12,988,153	$12,606,449	$27,033,937	$26,217,314
Net sales, to joint ventures	245,630	708,955	831,246	1,192,142
Total net sales	13,233,783	13,315,404	27,865,183	27,409,456

Cost of goods sold	8,687,301	9,284,099	18,492,385	18,745,236
Gross profit	4,546,482	4,031,305	9,372,798	8,664,220

JOINT VENTURE OPERATIONS:
Equity in income from joint ventures	1,360,804	1,715,216	2,654,794	3,719,378
Fees for services provided to joint ventures	1,256,213	1,436,774	2,614,538	2,865,209
Total joint venture operations	2,617,017	3,151,990	5,269,332	6,584,587

OPERATING EXPENSES:
Selling expenses	3,110,240	2,505,081	5,997,532	5,316,175
General and administrative expenses	2,345,113	1,963,537	4,394,800	4,459,334
Research and development expenses	1,006,395	927,537	1,968,036	1,799,694
Total operating expenses	6,461,748	5,396,155	12,360,368	11,575,203

OPERATING INCOME	701,751	1,787,140	2,281,762	3,673,604

INTEREST INCOME	55,042	15,122	104,080	27,909
INTEREST EXPENSE	(9,377)	(3,835)	(14,821)	(6,192)

INCOME BEFORE INCOME TAX EXPENSE	747,416	1,798,427	2,371,021	3,695,321

INCOME TAX EXPENSE	463,594	246,371	727,660	502,074

NET INCOME	283,822	1,552,056	1,643,361	3,193,247

NET INCOME ATTRIBUTABLE TO NON- CONTROLLING INTERESTS	103,988	150,488	250,977	294,620

NET INCOME ATTRIBUTABLE TO NTIC	$179,834	$1,401,568	$1,392,384	$2,898,627

NET INCOME ATTRIBUTABLE TO NTIC PER COMMON SHARE:
Basic	$0.02	$0.16	$0.15	$0.32
Diluted	$0.02	$0.15	$0.15	$0.31

WEIGHTED AVERAGE COMMON SHARES ASSUMED OUTSTANDING:
Basic	9,097,236	9,084,354	9,095,604	9,084,350
Diluted	9,461,727	9,447,860	9,383,867	9,463,216
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.065	$0.06	$0.13	$0.12

*Share and per share data have been adjusted for all periods presented to reflect the two-for-one stock split effective June 28, 2019.

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 29, 2020 AND FEBRUARY 28, 2019

	Three Months Ended		Six Months Ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
NET INCOME	$283,822	$1,552,056	$1,643,361	$3,193,247
Other comprehensive income (LOSS) – foreign currency translation adjustment	(158,343)	194,838	(32,667)	(102,980)

COMPREHENSIVE INCOME	125,479	1,746,894	1,610,694	3,090,267
COMPREHENSIVE INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	57,630	169,499	227,481	336,699
COMPREHENSIVE INCOME ATTRIBUTABLE TO NTIC	$67,849	$1,577,395	$1,383,213	$2,753,568

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 29, 2020 AND FEBRUARY 28, 2019

.	STOCKHOLDERS’ EQUITY – THREE MONTHS ENDED FEBRUARY 29, 2020 AND FEBRUARY 28, 2019
					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	Controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Equity

BALANCE AT NOVEMBER 30, 2019	9,097,236	$181,945	$16,367,555	$45,614,389	$(4,490,364)	$3,244,530	$60,918,055
Stock issued for employee stock purchase plan	—	—	—	—	—	—	—
Stock option expense	—	—	339,652	—	—	—	339,652
Dividends paid to stockholders	—	—	—	(591,320)	—	—	(591,320)
Dividend received by non-controlling interest	—	—	—	—	—	—	—
Net income (loss)	—	—	—	179,834	—	103,988	283,822
Other comprehensive income (loss)	—	—	—	—	(111,985)	(46,358)	(158,343)
BALANCE AT FEBRUARY 29, 2020	9,097,236	$181,945	$16,707,207	$45,202,903	$(4,602,349)	$3,302,160	$60,791,866

BALANCE AT NOVEMBER 30, 2018	9,084,354	$181,688	$14,904,576	$42,915,335	$(3,918,085)	$3,043,543	$57,127,057
Stock issued for employee stock purchase plan	—	—	—	—	—	—	—
Stock option expense	—	—	357,980	—	—	—	357,980
Dividends paid to stockholders	—	—	—	(545,060)	—	—	(545,064)
Dividend received by non-controlling interest	—	—	—	—	—	(200,000)	(200,000)
Net income	—	—	—	1,401,568	—	150,544	1,552,056
Other comprehensive income	—	—	—	—	175,827	19,011	194,838
BALANCE AT FEBRUARY 28, 2019	9,084,354	$181,688	$15,262,556	$43,771,843	$(3,742,258)	$3,013,042	$58,486,871

.	STOCKHOLDERS’ EQUITY – SIX MONTHS ENDED FEBRUARY 29, 2020 AND FEBRUARY 28, 2019
					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	Controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Equity

BALANCE AT AUGUST 31, 2019	9,086,816	$181,736	$16,013,338	$44,992,718	$(4,593,178)	$3,074,679	$59,669,293
Stock options exercised	6,823	137	(137)	—	—	—	—
Stock issued for employee stock purchase plan	3,597	72	35,536	—	—	—	35,608
Stock option expense	—	—	658,470	—	—	—	658,470
Dividends paid to stockholders	—	—	—	(1,182,199)	—	—	(1,182,199)
Dividend received by non-controlling interest	—	—	—	—	—	—	—
Net income	—	—	—	1,392,384	—	250,977	1,643,361
Other comprehensive loss	—	—	—	—	(9,171)	(23,496)	(32,667)
BALANCE AT FEBRUARY 29, 2020	9,097,236	$181,945	$16,707,207	$45,202,903	$(4,602,349)	$3,302,160	$60,791,866

BALANCE AT AUGUST 31, 2018	9,082,606	$181,652	$14,528,951	$41,963,341	$(3,597,199)	$2,742,309	$55,819,054
Stock issued for employee stock purchase plan	1,748	36	17,645	—	—	—	17,681
Stock option expense	—	—	715,960	—	—	—	715,960
Investment by non-controlling interest	—	—	—	—	—	134,034	134,034
Dividends paid to stockholders	—	—	—	(1,090,125)	—	—	(1,090,125)
Dividend received by non-controlling interest	—	—	—	—	—	(200,000)	(200,000)
Net income	—	—	—	2,898,627	—	294,620	3,193,247
Other comprehensive income (loss)	—	—	—	—	(145,059)	42,079	(102,980)
BALANCE AT FEBRUARY 28, 2019	9,084,354	$181,688	$15,262,556	$43,771,843	$(3,742,258)	$3,013,042	$58,486,871

*Share and per share data have been adjusted for all periods presented to reflect the two-for-one stock split effective June 28, 2019.

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED FEBRUARY 29, 2020 AND February 28, 2019

	Six Months Ended
	February 29, 2020	February 28, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,643,361	$3,193,247
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	658,470	715,960
Depreciation expense	428,711	429,377
Amortization expense	118,171	129,346
Equity in income from joint ventures	(2,654,794)	(3,719,378)
Deferred income taxes	111,768	135,167
Dividends received from joint ventures	5,558,926	2,027,243
Gain on sale of property and equipment	—	(36,285)
Changes in current assets and liabilities:
Receivables:
Trade, excluding joint ventures	(10,778)	730,647
Trade, joint ventures	285,298	82,157
Fees for services provided to joint ventures	72,781	18,762
Income taxes	221,211	(222,609)
Inventories	(908,423)	(2,048,648)
Prepaid expenses and other	122,676	215,178
Accounts payable	850,534	113,849
Income tax payable	(10,833)	15,607
Accrued liabilities	(2,284,150)	(1,517,466)
Net cash provided by operating activities	4,207,710	262,153

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of available for sale securities	4,000,000	—
Proceeds from the sale of available for sale securities	(6,946,908)	2,072,842
Purchases of property and equipment	(296,786)	(439,899)
Investments in patents	(45,414)	(57,401)
Net cash (used in) provided by investing activities	(3,289,108)	1,575,542

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividend received by non-controlling interest	—	(200,000)
Investment by non-controlling interest	—	134,035
Dividends paid on NTIC common stock	(1,182,199)	(1,090,125)
Proceeds from employee stock purchase plan	35,608	17,681
Principal payments on finance lease obligations	—	—
Net cash used in financing activities	(1,146,591)	(1,138,409)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(2,359)	74,068

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(230,348)	773,354
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,856,758	4,163,023

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,626,410	$4,936,377

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	INTERIM FINANCIAL INFORMATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all necessary adjustments, which are of a normal recurring nature, and present fairly the consolidated financial position of Northern Technologies International Corporation and its subsidiaries (the Company) as of February 29, 2020 and August 31, 2019, the results of their operations for the three and six months ended February 29, 2020 and February 28, 2019, the changes in equity for the three and six months ended February 29, 2020 and February 28, 2019, and the Company’s cash flows for the six months ended February 29, 2020 and February 28, 2019, in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).

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

Operating results for the three and six months ended February 29, 2020 are not necessarily indicative of the results that may be expected for the full fiscal year ending August 31, 2020.

The Company evaluates events occurring after the date of the consolidated financial statements requiring recording or disclosure in the consolidated financial statements.

2.	Accounting PronouncementS

New Accounting Pronouncements Adopted

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases. The guidance in ASU 2016-02 supersedes the lease recognition requirements in the Accounting Standards Codification (ASC) Topic 840, Leases. ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. This standard became effective for the Company on September 1, 2019.

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

The Company adopted the new leasing standards on September 1, 2019, using a modified retrospective transition approach to be applied to leases existing as of, or entered into after, September 1, 2019; and, consequently, financial information will not be updated and the disclosures required under Topic 842 will not be provided for dates and periods prior to September 1, 2019. The Company has reviewed its existing lease contracts and the impact of the new leasing standards on its consolidated results of operations, financial position and disclosures. Upon adoption of the new leasing standards, the Company recognized a lease liability and related right-of-use asset on its consolidated balance sheet of approximately $600,000.

Recently Issued Accounting Pronouncements

In February 2018, the FASB issued ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220) Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which will allow a reclassification from accumulated other comprehensive income to retained earnings for the tax effects resulting from the Tax Cuts and Jobs Act (Tax Reform Act) that are stranded in accumulated other comprehensive income. This standard also requires certain disclosures about stranded tax effects. ASU No. 2018-02, however, does not change the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations. ASU No. 2018-02 was adopted by the Company commencing with first quarter of the Company’s fiscal year 2020, and it did not have any impact on its consolidated financial statements.

Although there are several other new accounting pronouncements issued or proposed by the FASB, which the Company has adopted or will adopt, as applicable, the Company does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial position or operating results.

3.	INVENTORIES

Inventories consisted of the following:

	February 29, 2020	August 31, 2019
Production materials	$3,908,268	$1,980,816
Finished goods	7,516,116	8,507,912
	$11,424,384	$10,488,728

4.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consisted of the following:

	February 29, 2020	August 31, 2019
Land	$310,365	$310,365
Buildings and improvements	7,942,162	7,749,980
Machinery and equipment	4,991,681	4,903,664
	13,244,208	12,964,009
Less accumulated depreciation	(6,016,684)	(5,605,850)
	$7,227,524	$7,358,159

5.	PATENTS AND TRADEMARKS, NET

Patents and trademarks, net, consisted of the following:

	February 29, 2020	August 31, 2019
Patents and trademarks	$2,978,210	$2,938,876
Less accumulated amortization	(2,048,078)	(1,929,907)
	$930,132	$1,008,969

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

Financial information from the audited and unaudited financial statements of the Company’s joint venture in Germany, Excor Korrosionsschutz – Technologien und Produkte GmbH (EXCOR), and all the Company’s other joint ventures are summarized as follows:

	As of February 29, 2020
	Total	EXCOR	All Other
Current assets	$52,843,263	$23,302,245	$29,541,018
Total assets	56,806,232	25,573,425	31,232,807
Current liabilities	13,446,110	3,357,346	10,088,764
Noncurrent liabilities	19,924	0	19,924
Joint ventures’ equity	43,340,198	22,216,079	21,124,119
Northern Technologies International Corporation’s share of joint ventures’ equity	21,297,202	11,108,042	10,189,160
Northern Technologies International Corporation’s share of joint ventures’ undistributed earnings	19,267,931	11,077,137	8,190,794

	Three Months Ended February 29, 2020
	Total	EXCOR	All Other
Net sales	$24,289,370	$8,980,176	$15,309,194
Gross profit	11,102,573	5,262,082	5,840,491
Net income	2,721,542	1,778,027	943,516
Northern Technologies International Corporation’s share of equity in income from joint ventures	$1,360,804	$889,226	$471,578
Northern Technologies International Corporation's dividends received from joint ventures	$5,353,552	$4,675,850	$677,702

	Six Months Ended February 29, 2020
	Total	EXCOR	All Other
Net sales	$49,749,664	$18,348,415	$31,401,249
Gross profit	22,459,707	10,587,570	11,872,137
Net income	5,309,523	3,420,354	1,889,169
Northern Technologies International Corporation’s share of equity in income from joint ventures	$2,654,794	$1,710,390	$944,404
Northern Technologies International Corporation's dividends received from joint ventures	$5,558,926	$4,675,850	$883,133

	As of August 31, 2019
	Total	EXCOR	All Other
Current assets	$59,162,834	$29,139,787	$30,023,047
Total assets	63,326,703	31,666,841	31,659,862
Current liabilities	14,145,499	3,573,160	10,572,339
Noncurrent liabilities	20,797	—	20,797
Joint ventures’ equity	49,160,407	28,093,681	21,066,726
Northern Technologies International Corporation’s share of joint ventures’ equity	24,207,339	14,046,842	10,160,497
Northern Technologies International Corporation’s share of joint ventures’ undistributed earnings	22,178,126	14,015,937	8,162,189

	Three Months Ended February 28, 2019
	Total	EXCOR	All Other
Net sales	$27,749,880	$11,092,133	$16,657,747
Gross profit	12,632,547	6,306,084	6,326,463
Net income	3,450,976	2,440,323	1,010,653
Northern Technologies International Corporation’s share of equity in income from joint ventures	$1,715,216	$1,221,006	$494,210
Northern Technologies International Corporation's dividends received from joint ventures	$540,538	$—	$540,538

	Six Months Ended February 28, 2019
	Total	EXCOR	All Other
Net sales	$58,229,806	$23,961,656	$34,268,150
Gross profit	25,989,438	12,989,658	12,999,780
Net income	7,614,767	5,480,125	2,134,642
Northern Technologies International Corporation’s share of equity in income from joint ventures	$3,719,378	$2,740,907	$978,471
Northern Technologies International Corporation's dividends received from joint ventures	$2,027,243	$843,750	$183,493

The Company did not make any joint venture investments during the six months ended February 29, 2020 or February 28, 2019.

7.	CORPORATE DEBT

The Company has a revolving line of credit with PNC Bank, National Association (PNC Bank) of $3,000,000. No amounts were outstanding under the line of credit as of either February 29, 2020 or August 31, 2019. At the option of the Company, outstanding advances under the line of credit bear interest at either (a) an annual rate based on LIBOR plus 2.15% for the applicable LIBOR interest period selected by the Company or (b) at the rate publicly announced by PNC Bank from time to time as its prime rate.

The line of credit is governed under a loan agreement. The loan agreement contains standard covenants, including affirmative financial covenants, such as the maintenance of a minimum fixed charge coverage ratio, and negative covenants, which, among other things, limit the incurrence of additional indebtedness, loans and equity investments, disposition of assets, mergers and consolidations, and other matters customarily restricted in such agreements. Under the loan agreement, the Company is subject to a minimum fixed charge coverage ratio of 1.10:1.00. As of February 29, 2020, the Company was in compliance with all debt covenants.

The revolving credit facility allows the Company to request that PNC Bank issue letters of credit up to $1,200,000. The Company did not have any letters of credit reserved against the available letters of credit balance as of February 29, 2020 and August 31, 2019 with PNC Bank. The availability of advances under the line of credit will be reduced by the face amount of any letter of credit issued and outstanding (whether or not drawn) under the revolving credit facility.

On December 16, 2019, the Company and PNC Bank extended the maturity date of the line of credit from January 7, 2020 to January 7, 2021. All other terms of the line of credit and the loan agreement and other documents evidencing the line of credit remain the same.

As of February 29, 2020 and August 31, 2019, the Company had $88,831 of letters of credit with JP Morgan Chase Bank that are performance based and set to expire between May 2020 and May 2022.

8.	STOCKHOLDERS’ EQUITY

On June 3, 2019, the Company’s Board of Directors declared a two-for-one stock split of the Company’s common stock effected in the form of a 100% share dividend distributed on June 28, 2019 to record holders as of June 17, 2019. All share and per share values have been adjusted to retroactively reflect the effect of the two-for-one stock split.

During the six months ended February 29, 2020, the Company’s Board of Directors declared cash dividends on the following dates in the following amounts to the following holders of the Company’s common stock:

Declaration Date	Amount	Record Date	Payable Date
October 22, 2019	$0.065	November 6, 2019	November 20, 2019
January 22, 2020	$0.065	February 5, 2020	February 19, 2020

During the six months ended February 28, 2019, the Company’s Board of Directors declared cash dividends on the following dates in the following amounts to the following holders of the Company’s common stock:

Declaration Date	Amount	Record Date	Payable Date
October 24, 2018	$0.06	November 7, 2018	November 21, 2018
January 23, 2019	$0.06	February 6, 2019	February 22, 2019

During the six months ended February 29, 2020 and February 28, 2019, the Company repurchased no shares of its common stock.

During the six months ended February 29, 2020, the Company granted stock options under the Northern Technologies International Corporation 2019 Stock Incentive Plan (the 2019 Plan) to purchase an aggregate of 300,770 shares of its common stock to various employees and directors. The weighted average per share exercise price of the stock options is $10.87, which was equal to the fair market value of the Company’s common stock on the date of grant. During the six months ended February 29, 2020, no stock options to purchase common stock were exercised.

During the six months ended February 28, 2019, the Company granted stock options under the Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan (the 2007 Plan) to purchase an aggregate of 141,767 shares of its common stock to various employees and directors. The weighted average per share exercise price of the stock options is $18.23, which was equal to the fair market value of the Company’s common stock on the date of grant. During the six months ended February 28, 2019, no stock options to purchase common stock were exercised.

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

The following is a reconciliation of the net income per share computation for the three and six months ended February 29, 2020 and February 28, 2019:

	Three Months Ended		Six Months Ended
Numerator:	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Net income attributable to NTIC	$179,834	$1,401,568	$1,392,384	$2,898,627

Denominator:
Basic – weighted shares outstanding	9,097,236	9,084,354	9,095,604	9,084,350
Weighted shares assumed upon exercise of stock options	364,491	363,506	288,263	378,866
Diluted – weighted shares outstanding	9,461,727	9,447,860	9,383,867	9,463,216
Basic net income per share:	$0.02	$0.16	$0.15	$0.32
Diluted net income per share:	$0.02	$0.15	$0.15	$0.31

*Share and per share data have been adjusted for all periods presented to reflect the two-for-one stock split effective June 28, 2019.

The dilutive impact summarized above relates to the periods when the average market price of the Company’s common stock exceeded the exercise price of the potentially dilutive option securities granted. Net income per common share was based on the weighted average number of common shares outstanding during the periods when computing basic net income per share. When dilutive, stock options are included as equivalents using the treasury stock method when computing the diluted net income per share. Excluded from the computation of diluted income per share for the three and six months ended February 29, 2020 were options outstanding to purchase 141,768 shares of common stock. Excluded from the computation of diluted income per share for the three and six months ended February 28, 2019, were options outstanding to purchase 141,768 shares of common stock.

10.	STOCK-BASED COMPENSATION

The Company has three stock-based compensation plans under which stock options or other stock-based awards have been granted: the Northern Technologies International Corporation 2019 Stock Incentive Plan, which was approved by stockholders at the 2019 annual meeting of stockholders, the Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan and the Northern Technologies International Corporation Employee Stock Purchase Plan. The 2019 Plan replaced the 2007 Plan with respect to future grants; and, therefore, no further awards may be made under the 2007 Plan. The Compensation Committee of the Board of Directors and the Board of Directors administer these plans.

The 2019 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, stock unit awards, performance awards, and stock bonuses to eligible recipients to enable the Company and its subsidiaries to attract and retain qualified individuals through opportunities for equity participation in the Company and to reward those individuals who contribute to the achievement of the Company’s economic objectives. Subject to adjustment as provided in the 2019 Plan, up to a maximum of 800,000 shares of the Company’s common stock are issuable under the 2019 Plan. Options granted generally have a term of ten years and become exercisable over a one- or three- year period beginning on the one-year anniversary of the date of grant. Options are granted at per share exercise prices equal to the market value of the Company’s common stock on the date of grant. The Company issues new shares upon the exercise of options. As of February 29, 2020, options to purchase an aggregate of 300,770 shares of the Company’s common stock had been granted under the 2019 Plan.

The maximum number of shares of common stock of the Company available for issuance under the ESPP is 200,000 shares, subject to adjustment as provided in the ESPP. The ESPP provides for six-month offering periods beginning on September 1 and March 1 of each year. The purchase price of the shares is 90% of the lower of the fair market value of common stock at the beginning or end of the offering period. This discount may not exceed the maximum discount rate permitted for plans of this type under Section 423 of the Internal Revenue Code of 1986, as amended. The ESPP is compensatory for financial reporting purposes. As of February 29, 2020, 87,447 shares of common stock remained available for sale under the ESPP.

The Company granted options to purchase an aggregate of 300,770 and 141,768 shares of its common stock during the six months ended February 29, 2020 and February 28, 2019, respectively. The fair value of option grants is determined at the date of grant using the Black-Scholes option pricing model with the assumptions listed below. The Company recognized compensation expense of $658,470 and $715,960 during the six months ended February 29, 2020 and February 28, 2019, respectively, related to the options that vested during such time period. As of February 29, 2020, the total compensation cost for non-vested options not yet recognized in the Company’s consolidated statements of operations was $700,138. Stock-based compensation expense of $679,304 is expected through the remainder of fiscal year 2020 and $20,834 is expected to be recognized during fiscal 2021, based on outstanding options as of February 29, 2020. Future option grants will impact the compensation expense recognized. Stock-based compensation expense is included in general and administrative expense on the consolidated statements of operations.

The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model with the following assumptions and results for the grants:

	Three and Six Months Ended
	February 29, 2020	February 28, 2019
Dividend yield	2.15%	1.32%
Expected volatility	45.2%	45.8%
Expected life of option (years)	10	10
Average risk-free interest rate	1.57%	2.75%

The weighted average per share fair value of options granted during the six months ended February 29, 2020 and February 28, 2019 was $4.30 and $9.02, respectively. The weighted average remaining contractual life of the options outstanding as of February 29, 2020 and February 28, 2019 was 6.53 years and 6.40 years, respectively.

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

The following table sets forth the Company’s net sales for the three and six months ended February 29, 2020 and February 28, 2019 by segment:

	Three Months Ended		Six Months Ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
ZERUST® net sales	$9,016,222	$9,108,395	$18,965,734	$19,173,569
Natur-Tec® net sales	4,217,561	4,207,009	8,899,449	8,235,887
Total net sales	$13,233,783	$13,315,404	$27,865,183	$27,409,456

The following table sets forth the Company’s cost of goods sold for the three and six months ended February 29, 2020 and February 28, 2019 by segment:

	Three Months Ended				Six Months Ended
	February 29, 2020	% of Segment Sales*	February 28, 2019	% of Segment Sales*	February 29, 2020	% of Segment Sales*	February 28, 2019	% of Segment Sales*
Direct cost of goods sold
ZERUST®	$4,638,514	51.4%	$5,249,617	57.6%	$10,081,686	53.7%	$10,871,316	56.7%
Natur-Tec®	3,276,058	77.7%	3,354,693	79.7%	6,890,477	77.4%	6,510,768	79.1%
Indirect cost of goods sold	772,729	—	679,789	—	1,420,040	—	1,363,152	—
Total net cost of goods sold	$8,687,301		$9,284,099		$18,492,385		$18,745,236

____________________________

*	The percent of segment sales is calculated by dividing the direct cost of goods sold for each individual segment category by the net sales for each segment category.

The Company utilizes product net sales and direct and indirect cost of goods sold for each product in reviewing the financial performance of a product type. Further allocation of Company expenses or assets, aside from amounts presented in the tables above, is not utilized in evaluating product performance, nor does such allocation occur for internal financial reporting.

Geographic Information

Net sales by geographic location for the three and six months ended February 29, 2020 and February 28, 2019 were as follows:

	Three Months Ended		Six Months Ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Inside the U.S.A. to unaffiliated customers	$6,628,647	$6,467,940	$14,527,345	$13,391,874
Outside the U.S.A. to:
Joint ventures in which the Company is a shareholder directly and indirectly	245,630	708,955	831,246	1,192,142
Unaffiliated customers	6,359,506	6,138,509	12,506,592	12,825,440
	$13,233,783	$13,315,404	$27,865,183	$27,409,456

Net sales by geographic location are based on the location of the customer.

Fees for services provided to joint ventures by geographic location as a percentage of total fees for services provided to joint ventures during the three and six months ended February 29, 2020 and February 28, 2019 were as follows:

	Three Months Ended
	February 29, 2020	% of Total Fees for Services Provided to Joint Ventures	February 28, 2019	% of Total Fees for Services Provided to Joint Ventures
Germany	$208,128	16.6%	$215,337	15.0%
Poland	170,916	13.6%	188,529	13.1%
Japan	150,150	12.0%	167,496	11.7%
Sweden	98,398	7.8%	149,750	10.4%
Thailand	90,878	7.2%	105,299	7.3%
France	85,709	6.8%	106,270	7.4%
United Kingdom	64,279	5.1%	96,209	6.7%
Czech Republic	80,200	6.4%	93,928	6.6%
India	80,024	6.4%	85,401	5.9%
South Korea	75,289	6.0%	87,413	6.1%
Finland	74,001	5.9%	64,648	4.5%
Other	78,241	6.2%	76,494	5.3%
	$1,256,213	100.0%	$1,436,774	100.0%

	Six Months Ended
	February 29, 2020	% of Total Fees for Services Provided to Joint Ventures	February 28, 2019	% of Total Fees for Services Provided to Joint Ventures
Germany	$420,229	16.1%	$430,328	15.0%
Poland	365,894	14.0%	370,374	12.9%
Japan	314,079	12.0%	337,296	11.7%
Sweden	207,904	8.0%	279,993	9.8%
Thailand	193,212	7.4%	203,647	7.1%
France	179,340	6.9%	216,332	7.6%
United Kingdom	149,758	5.7%	190,990	6.7%
Czech Republic	169,214	6.5%	183,620	6.4%
India	162,984	6.2%	180,128	6.3%
South Korea	151,321	5.8%	173,880	6.1%
Finland	141,942	5.4%	146,464	5.1%
Other	158,661	6.1%	152,157	5.3%
	$2,614,538	100.0%	$2,865,209	100.0%

The geographical distribution of key financial statement data is as follows:

	At February 29, 2020	At August 31, 2019
China	$397,139	$337,162
Brazil	79,825	101,548
Germany	23,734	14,791
India	72,951	61,748
United States	6,653,875	6,842,910
Total property and equipment	$7,227,524	$7,358,159

	Three Months Ended
	February 29, 2020	February 28, 2019
China	$3,024,384	$3,005,199
Brazil	823,218	726,799
India	2,059,564	2,224,149
Other	967,111	891,317
United States	6,359,506	6,467,940
Total net sales	$13,233,783	$13,315,404

	Six Months Ended
	February 29, 2020	February 28, 2019
China	$6,885,956	$6,173,259
Brazil	1,715,196	1,551,595
India	4,095,774	3,875,790
Other	2,661,665	2,416,938
United States	12,506,592	13,391,874
Total net sales	$27,865,183	$27,409,456

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

Operating Leases

The Company currently has 19 operating leases for various buildings, equipment and vehicles. These leases are under non-cancelable operating lease agreements with expiration dates between March 31, 2020 and June 30, 2024. The Company has the option to extend certain leases to five or ten-year term(s) and has the right of first refusal on any sale.

The Company records lease liabilities within current liabilities or long-term liabilities based upon the length of time associated with the lease payments. The Company records its long-term operating leases as right-of-use assets. Upon initial adoption, using the modified retrospective transition approach, no leases with terms less than 12-months have been capitalized to the consolidated balance sheet consistent with ASC 842. Instead, these leases are recognized in the consolidated statement of operations on a straight-line expense throughout the lives of the leases. None of the Company’s leases contain common area maintenance or security agreements.

The Company has made certain assumptions and judgments when applying ASC 842, the most significant of which is that the Company elected the package of practical expedients available for transition that allow the Company to not reassess whether expired or existing contracts contain leases under the new definition of a lease, lease classification for expired or existing leases and whether previously capitalized initial direct costs would qualify for capitalization under ASC 842. Additionally, the Company did not elect to use hindsight when considering judgments and estimates such as assessments of lessee options to extend or terminate a lease or purchase the underlying asset. The Company has no contingent rent agreements.

Present Value of Long-term Leases

(in thousands):	February 29, 2020
Right-of-use assets, net	$520,601

Current portion of lease liability	211,495
Lease liability, less current portion	309,106
Total lease liability	$520,601

As of February 29, 2020, the weighted-average remaining lease term was 2.1 years. The Company’s lease agreements do not provide a readily determinable implicit rate nor is it available to the Company from its lessors. Instead, as of February 29, 2020, the Company estimates the weighted-average discount rate for its operating leases to be 4.32% to present value based on the incremental borrowing rate.

Future minimum payments for the next five fiscal years and thereafter as of February 29, 2020 under these long-term operating leases are as follows (in thousands):

Fiscal 2020	$143,527
Fiscal 2021	263,392
Fiscal 2022	125,648
Fiscal 2023	10,222
Thereafter	2,570
Total future minimum lease payments	545,359
Less amount representing interest	(24,758)
Present value of obligations under operating leases	520,601
Less current portion	(211,495)
Long-term operating lease obligations	$309,106

Annual Bonus Plan

On August 31, 2019, the Compensation Committee of the Board of Directors of the Company approved the material terms of an annual bonus plan for the Company’s executive officers as well as certain officers and employees for the fiscal year ending August 31, 2020. For fiscal 2020 as in past years, the total amount available under the bonus plan for all plan participants, including executive officers, is dependent upon the Company’s earnings before interest, taxes and other income, as adjusted to take into account amounts to be paid under the bonus plan and certain other adjustments (Adjusted EBITOI). Each plan participant’s percentage of the overall bonus pool is based upon the number of plan participants, the individual’s annual base salary and the individual’s position and level of responsibility within the Company. In the case of each of the Company’s executive officer participants, 75% of the amount of their individual bonus payout will be determined based upon the Company’s actual EBITOI for fiscal 2020 compared to a pre-established target EBITOI for fiscal 2020, and 25% of the payout will be determined based upon such executive officer’s achievement of certain pre-established individual performance objectives. The payment of bonuses under the plan is discretionary, and bonuses may be paid to executive officer participants in both cash and shares of NTIC common stock, with the exact amount and percentages determined by the Company’s Board of Directors, upon recommendation of the Compensation Committee, after the completion of the Company’s consolidated financial statements for fiscal 2020. There was $800,000 recognized for management bonuses for the six months ended February 29, 2020, compared to $900,000 recognized for management bonuses for the six months ended February 28, 2019.

Two joint ventures (consisting of the Company’s joint ventures in South Korea and Thailand) accounted for 55.8% of the Company’s trade joint venture receivables at February 29, 2020, and five joint ventures (consisting of the Company’s joint ventures in South Korea, Thailand, France, Germany and India) accounted for 69.6% of the Company’s trade joint venture receivables as of August 31, 2019.

From time to time, the Company is subject to various other claims and legal actions in the ordinary course of its business. The Company records a liability in its consolidated financial statements for costs related to claims, including future legal costs, settlements, and judgments, where the Company has assessed that a loss is probable, and an amount could be reasonably estimated. If the reasonable estimate of a probable loss is a range, the Company records the most probable estimate of the loss or the minimum amount when no amount within the range is a better estimate than any other amount. The Company discloses a contingent liability even if the liability is not probable or the amount is not estimable, or both, if there is a reasonable possibility that material loss may have been incurred. In the opinion of management, as of February 29, 2020, the amount of liability, if any, with respect to these matters, individually or in the aggregate, will not materially affect the Company’s consolidated results of operations, financial position or cash flows.

13.	FAIR VALUE MEASUREMENTS

Assets and liabilities that are measured at fair value on a recurring basis primarily relate to marketable equity securities. These items are marked-to-market at each reporting period, and the Company estimates that market value approximates cost.

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurements Using Inputs Considered as
	Fair value as of February 29, 2020	Level 1	Level 2	Level 3
Available for sale securities	$6,512,166	$6,512,166	$—	$—

		Fair Value Measurements Using Inputs Considered as
	Fair value as of August 31, 2019	Level 1	Level 2	Level 3
Available for sale securities	$3,565,258	$3,565,258	$—	$—

There were no transfers between Level 1, Level 2, or Level 3 during the three and six months ended February 29, 2020 and February 28, 2019.

14.	SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information consisted of:

	Three Months Ended		Six Months Ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Cash paid for interest	$9,377	$3,835	$14,821	$6,192
Cash paid for income taxes	—	$53,975	—	$53,975

15.	SUBSEQUENT EVENT

The Company evaluated its February 29, 2020 condensed consolidated financial statements for subsequent events through the date the condensed consolidated financial statements were issued. As a result of the novel strain of coronavirus (COVID-19) pandemic and related government mandated restrictions on the Company’s business as well as the businesses of its joint ventures, customers and suppliers, a disruption in the Company’s business and the manufacture and sale of its products and services is expected to occur. Specifically, the operations at NTI China were suspended on January 18, 2020 and did not resume until February 28, 2020. While the disruption is currently expected to be temporary, there is considerable uncertainty around the duration. The Company expects this matter will likely have a material adverse effect on its business, operating results and financial condition for the third quarter of fiscal 2020 and beyond; however, the precise financial impact and duration cannot be reasonably estimated at this time. As of the date of this filing, the Company's U.S. location and its primary suppliers, continue to be operating. The Company’s location in India is currently under mandated governmental shutdown until April 15, 2020.

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

NTIC’s ZERUST® rust and corrosion inhibiting products include plastic and paper packaging, liquids, coatings, rust removers, cleaners, and diffusers as well as engineered solutions designed specifically for the oil and gas industry. NTIC also offers worldwide, on-site, technical consulting for rust and corrosion prevention issues. NTIC’s technical service consultants work directly with the end users of NTIC’s ZERUST® rust and corrosion inhibiting products to analyze their specific needs and develop systems to meet their performance requirements. In North America, NTIC sells its ZERUST® corrosion prevention solutions through a network of independent distributors and agents supported by a direct sales force. Internationally, NTIC sells its ZERUST® corrosion prevention solutions through its wholly-owned subsidiary in China, NTIC (Shanghai) Co., Ltd. (NTIC China), its majority-owned joint venture holding company for NTIC’s joint venture investments in the Association of Southeast Asian Nations (ASEAN) region, NTI Asean LLC (NTI Asean), certain majority-owned and wholly-owned subsidiaries, and joint venture arrangements in North America, Europe, and Asia. NTIC also sells products directly to its joint venture partners through its wholly-owned subsidiary in Germany, NTIC Europe GmbH (NTI Europe).

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

Internationally, NTIC sells its Natur-Tec® resin compounds and finished products both directly and through its wholly-owned subsidiary in China and majority-owned subsidiaries in India and Sri Lanka, and through distributors and certain joint ventures.

NTIC’s Subsidiaries and Joint Venture Network

NTIC has ownership interests in nine operating subsidiaries in North America, South America, Europe, and Asia. The following table sets forth a list of NTIC’s operating subsidiaries as of February 29, 2020, the country in which the subsidiary is organized, and NTIC’s ownership percentage in each subsidiary:

Subsidiary Name	Country	NTIC Percent (%) Ownership
NTIC (Shanghai) Co., Ltd	China	100%
NTI Asean LLC	United States	60%
Zerust Prevenção de Corrosão S.A.	Brazil	85%
ZERUST-EXCOR MEXICO, S. de R.L. de C.V	Mexico	100%
Natur-Tec India Private Limited	India	75%
Natur Tec Lanka (Pvt) Ltd	Sri Lanka(1)	75%
NTIC Europe GmbH	Germany	100%
Zerust Singapore Pte Ltd	Singapore(2)	60%
Zerust Vietnam Co. Ltd	Vietnam(2)	60%

(1)	Natur Tec Lanka (Pyt) Ltd. is 100% owned by Natur-Tec India Private Limited and, therefore, indirectly owned by NTIC.
(2)	Zerust Singapore Pte Ltd and Zerust Vietnam Co. Ltd are 100% owned by NTI Asean LLC and, therefore, indirectly owned by NTIC.

The results of these subsidiaries are fully consolidated in NTIC’s consolidated financial statements.

NTIC participates in 19 active joint venture arrangements in North America, Europe, and Asia. Each of these joint ventures generally manufactures and markets products in the geographic territory to which it is assigned. While most of NTIC’s joint ventures exclusively sell rust and corrosion inhibiting products, some of the joint ventures also sell NTIC’s Natur-Tec® resin compounds. NTIC has historically funded its investments in joint ventures with cash generated from operations.

The following table sets forth a list of NTIC’s operating joint ventures as of February 29, 2020, the country in which the joint venture is organized, and NTIC’s ownership percentage in each joint venture:

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

____________________________

(1)	Indirect ownership interest through NTI Asean.

NTIC receives funds from its joint ventures as fees received for services that NTIC provides to its joint ventures and as dividend distributions. The fees for services provided to joint ventures are determined based on either a flat fee or a percentage of sales depending on local laws and tax regulations. With respect to NTIC’s joint venture in Germany (EXCOR), NTIC recognizes an agreed upon quarterly fee for services. NTIC recognizes equity income from each joint venture based on the overall profitability of the joint venture. Such profitability is subject to variability from quarter to quarter, which, in turn, subjects NTIC’s earnings to variability from quarter to quarter. The profits of each joint venture are shared by the respective joint venture owners in accordance with their respective ownership percentages. NTIC typically directly or indirectly owns 50% or less of each of its joint venture entities and, thus, does not control the decisions of these entities regarding whether to pay dividends and, if paid, what amount is paid in a given year. The payment of a dividend by an entity is determined by a joint vote of the owners and is not at the sole discretion of NTIC.

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

Potential Impact of the COVID-19 Pandemic

NTIC is closely monitoring the novel strain of coronavirus (COVID-19) pandemic and its potential impact on its business. The outbreak and continuing rapid spread of COVID-19 has resulted in a substantial curtailment of business activities worldwide and is causing weakened economic conditions, both in the United States and many countries abroad. As part of intensifying efforts to contain the spread of COVID-19, a growing number of state, local and foreign governments have imposed various restrictions on the conduct of business and travel. Government restrictions, such as stay-at-home orders, quarantines and worker absenteeism as a result of COVID-19 have led to a significant number of business closures and slowdowns. These business closures and slowdowns have already adversely impacted and will likely continue to adversely impact NTIC directly, as well as cause its customers and suppliers to slow or stop production, which will likely significantly disrupt NTIC’s sales, production and supply chain. For example, as a result of the COVID-19 outbreak in China in December 2019, NTIC experienced decreased demand for its products and services in China and other places in Asia during the three months ended February 29, 2020. The operations at NTIC China were suspended on January 18, 2020 and did not resume until February 28, 2020. In addition, NTIC’s location in India is currently under mandated governmental shutdown until April 15, 2020. NTIC anticipates significantly decreased global demand for its products and services during third quarter of fiscal 2020 and beyond. This significantly decreased demand will likely have a material adverse effect on NTIC’s business, operating results and financial condition beginning with third quarter of fiscal 2020. Due to the international reach of COVID-19, NTIC anticipates that its international joint ventures will also be adversely impacted by the causes listed above, as well as other local issues that may arise, which will likely have a material adverse effect on NTIC’s joint venture operations and equity in income from joint ventures in the third quarter of fiscal 2020 and beyond. It is currently not possible to predict the precise potential impact, as well as the extent of any impact, of the COVID-19 pandemic on NTIC’s business, and on the global economy as a whole. It is also currently not possible to predict how long the pandemic will last or the time that it will take for economic activity to return to prior levels. A prolonged situation could have a significant adverse effect on economies and financial markets globally, potentially leading to a significant worldwide economic downturn, which could have a significant adverse effect on NTIC’s business, operating results and financial condition.

The extent to which the COVID-19 pandemic impacts NTIC’s business will likely depend on numerous evolving factors that NTIC may not be able to accurately predict, including:

•	the duration and scope of the pandemic;

•	governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic;

•	the impact of the pandemic on economic activity and actions taken in response;

•	the effect on NTIC’s customers and demand for its products and services;

•	NTIC’s ability to continue to manufacture and sell its products and services, including as a result of travel restrictions and people working from home;

•	the ability of NTIC’s customers to pay for its products and services; and

•	any closures of NTIC’s facilities and the facilities of its customers and supplier.

Any of these events could materially adversely affect NTIC’s business, operating results and financial condition.

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

NTIC’s consolidated net sales decreased 0.6% and increased 1.7% during the three and six months ended February 29, 2020, respectively, compared to the three and six months ended February 28, 2019. NTIC’s consolidated net sales for the three months ended February 29, 2020 were adversely affected by reduced demand in China and other parts of Asia as a result of the novel strain of coronavirus (COVID-19) outbreak in China. The operations at NTIC China were suspended on January 18, 2020 and did not resume until February 28, 2020. NTIC anticipates that the COVID-19 outbreak will continue to significantly adversely affect NTIC’s consolidated net sales and earnings in the third quarter of fiscal 2020 and beyond.

During both the three and six months ended February 29, 2020, 68.1% of NTIC’s consolidated net sales were derived from sales of ZERUST® products and services, which decreased 1.0% and 1.1% to $9,016,222 and $18,965,734, respectively, compared to $9,108,395 and $19,173,569 during the three and six months ended February 28, 2019, respectively. These decreases were due to lower sales from existing customers for existing products as a result of decreased demand. NTIC has focused its sales efforts of ZERUST® products and services by strategically targeting customers with specific corrosion issues in new market areas, including the oil and gas industry and other industrial sectors that offer sizable growth opportunities. NTIC’s consolidated net sales for the six months ended February 29, 2020 included $1,587,862 of sales made to customers in the oil and gas industry compared to $1,343,460 for the six months ended February 28, 2019. Overall demand for ZERUST® products and services depends heavily on the overall health of the markets in which NTIC sells its products, including the automotive, oil and gas, agriculture, and mining markets in particular. NTIC’s sales of ZERUST® products and services for the three months ended February 29, 2020 were adversely affected by reduced demand in China and other parts of Asia as a result of the COVID-19 outbreak in China. NTIC anticipates that the COVID-19 outbreak will continue to significantly adversely affect sales of ZERUST® products and services in the third quarter of fiscal 2020 and beyond.

During both the three and six months ended February 29, 2020, 31.9% of NTIC’s consolidated net sales were derived from sales of Natur-Tec® products compared to 31.6% and 30.0% during the three and six months ended February 28, 2019, respectively. Net sales of Natur-Tec® products increased 0.3% and 8.1% during the three and six months ended February 29, 2020, respectively, compared to the three and six months ended February 28, 2019 primarily due to an increase in finished product sales in North America and finished product sales at NTIC’s majority-owned subsidiary in India, Natur-Tec India Private Limited (Natur-Tec India), partially offset by reduced demand in China and other parts of Asia as a result of the COVID-19 outbreak in China during the three months ended February 29, 2020. NTIC anticipates that the COVID-19 outbreak will continue to significantly adversely affect sales of Natur-Tec® products in the third quarter of fiscal 2020 and beyond.

Cost of goods sold as a percentage of net sales decreased to 65.6% during the three months ended February 29, 2020, compared to 69.7% during the three months ended February 28, 2019, and decreased to 66.4% during the six months ended February 29, 2020, compared to 68.4% during the prior fiscal year period primarily as a result of an increased percentage of product sales from oil and gas products that have higher gross margins than NTIC’s traditional ZERUST® industrial products.

NTIC’s equity in income from joint ventures decreased 20.7% and 28.6% to $1,360,804 and $2,654,794 during the three and six months ended February 29, 2020, respectively, compared to $1,715,216 and $3,719,378 during the three and six months ended February 28, 2019, respectively. These decreases were primarily due to corresponding decreases in net sales at the joint ventures, which decreased 12.5% and 14.6% to $24,289,370 and $49,749,664 during the three and six months ended February 29, 2020, respectively, compared to $27,749,880 and $58,229,806 during the three and six months ended February 28, 2019, respectively. These decreases in net sales of NTIC’s joint ventures were primarily due to lower sales from existing customers for existing products as a result of decreased demand. The decreases in net sales of NTIC’s joint ventures resulted in corresponding decreases in fees for services provided to joint ventures, as such fees are a function of net sales of NTIC’s joint ventures. NTIC anticipates that net sales of its joint ventures will decrease significantly as a result of anticipated decreased demand as a result of the COVID-19 outbreak and may have a significant adverse effect on NTIC’s equity in income from its joint ventures commencing in the third quarter of fiscal 2020.

NTIC’s total operating expenses increased 19.7% and 6.8% to $6,461,748 and $12,360,368 during the three and six months ended February 29, 2020, respectively, compared to $5,396,155 and $11,575,203 for the three and six months ended February 28, 2019. This increase was primarily due to an increase in NTIC’s personnel expenses.

NTIC spent $1,006,395 and $1,968,036 during the three and six months ended February 29, 2020, compared to $927,537 and $1,799,694 during the three and six months ended February 28, 2019, respectively, in connection with its research and development activities. NTIC anticipates that it will spend a total of between $3,500,000 and $3,700,000 in fiscal 2020 on research and development activities.

Net income attributable to NTIC decreased to $179,834, or $0.02 per diluted common share, for the three months ended February 29, 2020, compared to $1,401,568, or $0.15 per diluted common share, for the three months ended February 28, 2019, a decrease of $1,212,734, or $0.13 per diluted share. Net income attributable to NTIC decreased to $1,392,384, or $0.15 per diluted common share, for the six months ended February 29, 2020, compared to $2,898,627, or $0.31 per diluted common share, for the six months ended February 28, 2019, a decrease of $1,506,243, or $0.16 per diluted share. These decreases were primarily the result of the increase in operating expenses and decrease in income from joint venture operations during the current fiscal year periods compared to the prior fiscal year periods, partially offset by increases in gross profit.

NTIC anticipates that its earnings may be significantly adversely affected by COVID-19 in the third quarter of fiscal 2020 and beyond and that its quarterly net income or loss will continue to remain subject to significant volatility primarily due to the financial performance of its subsidiaries and joint ventures, sales of its ZERUST® products and services into the oil and gas industry, and sales of its Natur-Tec® bioplastics products, which fluctuate more on a quarterly basis than the traditional ZERUST® business.

NTIC’s working capital, defined as current assets less current liabilities, was $29,431,014 at February 29, 2020, including $5,626,410 in cash and cash equivalents and $6,512,166 in available for sale securities, compared to $25,460,569 at August 31, 2019, including $5,856,758 in cash and cash equivalents and $3,565,258 in available for sale securities.

On January 22, 2020, the Company’s Board of Directors declared a cash dividend of $0.065 per share of NTIC’s common stock, payable on February 19, 2020 to stockholders of record on February 5, 2020. On October 22, 2019, the Company’s Board of Directors declared a cash dividend of $0.065 per share of NTIC’s common stock, payable on November 20, 2019 to stockholders of record on November 6, 2019. During fiscal 2019, the Company’s Board of Directors declared four quarterly cash dividends of $0.06 per share each. The declaration of future dividends is not guaranteed and will be determined by NTIC’s Board of Directors in light of conditions then existing, including NTIC’s earnings, financial condition, cash requirements, restrictions in financing agreements, business conditions, and other factors, including without limitation the effect of COVID-19 on its business, operating results and financial condition.

Results of Operations

The following table sets forth NTIC’s results of operations for the three and six months ended February 29, 2020 and February 28, 2019.

	Three Months Ended
	February 29, 2020	% of Net Sales	February 28, 2019	% of Net Sales	$ Change	% Change
Net sales, excluding joint ventures	$12,988,153	98.1%	$12,606,449	94.7%	$381,704	3.0%
Net sales, to joint ventures	245,630	1.9%	708,955	5.3%	(463,325)	(65.4)%
Cost of goods sold	8,687,301	65.6%	9,284,099	69.7%	(596,798)	(6.4)%
Equity in income from joint ventures	1,360,804	10.3%	1,715,216	12.9%	(354,412)	(20.7)%
Fees for services provided to joint ventures	1,256,213	9.5%	1,436,774	10.8%	(180,561)	(12.6)%
Selling expenses	3,110,240	23.5%	2,505,081	18.8%	605,159	24.2%
General and administrative expenses	2,345,113	17.7%	1,963,537	14.7%	381,576	19.4%
Research and development expenses	$1,006,395	7.6%	$927,537	7.0%	$78,858	8.5%

	Six Months Ended
	February 29, 2020	% of Net Sales	February 28, 2019	% of Net Sales	$ Change	% Change
Net sales, excluding joint ventures	$27,033,937	97.0%	$26,217,314	95.7%	$816,623	3.1%
Net sales, to joint ventures	831,246	3.0%	1,192,142	4.3%	(360,896)	(30.0)%
Cost of goods sold	18,492,385	66.4%	18,745,236	68.4%	(252,851)	(1.3)%
Equity in income from joint ventures	2,654,794	9.5%	3,719,378	13.6%	(1,064,584)	(28.6)%
Fees for services provided to joint ventures	2,614,538	9.4%	2,865,209	10.5%	(250,671)	(8.7)%
Selling expenses	5,997,532	21.5%	5,316,175	19.4%	681,357	12.8%
General and administrative expenses	4,394,800	15.8%	4,459,334	16.3%	(64,534)	(1.4)%
Research and development expenses	$1,968,036	7.1%	$1,799,694	6.6%	$168,342	9.4%

Net Sales. NTIC’s consolidated net sales decreased 0.6% and increased 1.7% to $13,233,783 and $27,865,183 during the three and six months ended February 29, 2020, respectively, compared to the three and six months ended February 28, 2019. NTIC’s consolidated net sales for the three months ended February 29, 2020 were adversely affected by reduced demand in China and other parts of Asia as a result of the COVID-19 outbreak in China. The operations at NTIC China were suspended on January 18, 2020 and did not resume until February 28, 2020. NTIC’s consolidated net sales to unaffiliated customers excluding NTIC’s joint ventures increased 3.0% and 3.1% to $12,988,153 and $27,033,937 during the three and six months ended February 29, 2020, respectively, compared to the same respective periods in fiscal 2019. These increases were primarily a result of an increase in sales of Zerust oil & gas and Natur-Tec® products. Net sales to joint ventures decreased 65.4% and 30.3% to $245,630 and $831,246, during the three and six months ended February 29, 2020, respectively, compared to the same respective periods in fiscal 2019. These decreases were primarily a result of decreased demand and the timing of shipments compared to the prior fiscal year periods.

The following table sets forth NTIC’s net sales by product segment for the six months ended February 29, 2020 and February 28, 2019 by segment:

	Three Months Ended		Six Months Ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Total ZERUST® sales	$9,016,222	$9,108,395	$18,965,734	$19,173,569
Total Natur-Tec® sales	4,217,561	4,207,009	8,899,449	8,235,887
Total net sales	$13,233,783	$13,315,404	$27,865,183	$27,409,456

During both the three and six months ended February 29, 2020, 68.1% of NTIC’s consolidated net sales were derived from sales of ZERUST® products and services, which decreased 1.0% and 1.1% to $9,106,222 and $18,965,734 during the three and six months ended February 29, 2020, respectively, compared to $9,108,395 and $19,173,569 during the three and six months ended February 28, 2019, respectively.

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

The following table sets forth NTIC’s net sales of ZERUST® products for the three and six months ended February 29, 2020 and February 28, 2019:

	Three Months Ended
	February 29, 2020	February 28, 2019	$ Change	% Change
ZERUST® industrial net sales	$7,703,575	$8,042,154	$(338,579)	(4.2)%
ZERUST® joint venture net sales	245,629	708,954	(463,325)	(65.4)%
ZERUST® oil & gas net sales	1,067,018	357,287	709,731	198.6%
Total ZERUST® net sales	$9,016,222	$9,108,395	$(92,173)	(1.0)%

	Six Months Ended
	February 29, 2020	February 28, 2019	$ Change	% Change
ZERUST® industrial net sales	$16,546,627	$16,637,968	$(91,341)	(0.5)%
ZERUST® joint venture net sales	831,245	1,192,141	(360,896)	(30.3)%
ZERUST® oil & gas net sales	1,587,862	1,343,460	244,402	18.2%
Total ZERUST® net sales	$18,965,734	$19,173,569	$(207,835)	(1.1)%

NTIC’s total ZERUST® net sales decreased during the three months and six months ended February 29, 2020, compared to the prior fiscal year periods, primarily due to an overall decreased demand for ZERUST® industrial products and services in North America, partially offset by increased demand for ZERUST® oil and gas products and services. NTIC’s sales of ZERUST® products and services for the three months ended February 29, 2020 were adversely affected by reduced demand in China and other parts of Asia as a result of the COVID-19 outbreak in China.

Demand for ZERUST® products and services decreased significantly beginning in February 2020 largely as a result of the COVID-19 outbreak in China and may have a significant adverse effect on sales of ZERUST® products and services in the third quarter of fiscal 2020 and beyond. NTIC also anticipates that its sales of ZERUST® products and services into the oil and gas industry will continue to remain subject to significant volatility from quarter to quarter as sales are recognized, specifically due to the volatility of oil prices. Demand for oil and gas products around the world depends primarily on market acceptance and the reach of NTIC’s distribution network. Because of the typical size of individual orders and overall size of NTIC’s net sales derived from sales of oil and gas products, the timing of one or more orders can materially affect NTIC’s quarterly sales compared to prior fiscal year quarters.

During both the three and six months ended February 29, 2020, 31.9% of NTIC’s consolidated net sales were derived from sales of Natur-Tec® products, which increased 0.3% and 8.1% to $4,217,561 and $8,899,449 during the three and six months ended February 29, 2020, respectively, compared to the three and six months ended February 28, 2019. These increases were primarily due to an increase in finished product sales in North America and finished product sales at NTIC’s majority-owned subsidiary in India, Natur-Tec India Private Limited (Natur-Tec India), partially offset by decreased demand in China and other parts of Asia as a result of the COVID-19 outbreak in China during the three months ended February 29, 2020. NTIC anticipates that the COVID-19 outbreak will continue to significantly adversely affect sales of Natur-Tec® products in the third quarter of fiscal 2020 and beyond.

Cost of Goods Sold. Cost of goods sold decreased 6.4% and 1.3% for the three and six months ended February 29, 2020, respectively, compared to the three and six months ended February 28, 2019. Cost of goods sold as a percentage of net sales decreased to 65.6% during the three months ended February 29, 2020, compared to 69.7% during the three months ended February 28, 2019, and decreased to 66.4% during the six months ended February 29, 2020, compared to 68.4% during the six months ended February 28, 2019. These increases were due primarily to an increased percentage of product sales from ZERUST® oil and gas products that have higher gross margins than NTIC’s traditional ZERUST® industrial products.

Equity in Income from Joint Ventures. NTIC’s equity in income from joint ventures decreased 20.7% to $1,360,804 and 28.6% to $2,654,794 during the three and six months ended February 29, 2020, respectively, compared to $1,715,216 and $3,719,378 during the three and six months ended February 28, 2019, respectively. These decreases were primarily a result of declining profitability of the joint ventures during the respective periods based on decreases in net sales. Of the total equity in income from joint ventures, NTIC had equity in income from joint ventures of $1,710,390 attributable to EXCOR during the six months ended February 29, 2020, compared to $2,740,907 during the six months ended February 28, 2019. NTIC had equity in income of all other joint ventures of $944,404 during the six months ended February 29, 2020, compared to $978,471 during the six months ended February 28, 2019.

Fees for Services Provided to Joint Ventures. NTIC recognized fee income for services provided to joint ventures of $1,256,213 and $2,614,538 during the three and six months ended February 29, 2020, respectively, compared to $1,436,774 and $2,865,209 during the three and six months ended February 28, 2019, respectively, representing decreases of 12.6% and 8.7%, respectively. Fee income for services provided to joint ventures is traditionally a function of the sales made by NTIC’s joint ventures. Total net sales of NTIC’s joint ventures decreased to $24,289,370 and $49,749,664 during the three and six months ended February 29, 2020, respectively, compared to $27,749,880 and $58,229,806 during the three and six months ended February 28, 2019, respectively, representing decreases of 12.5% and 14.6%, respectively. Net sales of NTIC’s joint ventures are not included in NTIC’s consolidated financial statements. Of the total fee income for services provided to joint ventures, fees of $420,229 were attributable to EXCOR during the six months ended February 29, 2020, compared to $430,328 attributable to EXCOR during the six months ended February 28, 2019. NTIC anticipates that net sales of its joint ventures may decrease significantly as a result of anticipated decreased demand as a result of the COVID-19 outbreak and is expected to have a significant adverse effect on NTIC’s equity in income from its joint ventures for the third quarter of fiscal 2020 and beyond.

Selling Expenses. NTIC’s selling expenses increased 24.2% and 12.8% for the three and six months ended February 29, 2020, respectively, compared to the same respective periods in fiscal 2019 due primarily to increases in operating expenses associated with ZERUST® sales efforts, consisting primarily of selling and personnel expenses. Selling expenses as a percentage of net sales increased to 23.5% and 21.5% for the three and six months ended February 29, 2020, respectively, from 18.8% and 19.4% for the three and six months ended February 28, 2019, respectively, primarily due to the increases in personnel expenses as previously described, partially offset by the small increase in net sales.

General and Administrative Expenses. NTIC’s general and administrative expenses increased 19.4% and decreased 1.4% for the three and six months ended February 29, 2020, respectively, compared to the same respective periods in fiscal 2019 primarily due to the timing of various expenses. As a percentage of net sales, general and administrative expenses were 17.7% and 15.8% for the three and six months ended February 29, 2020, respectively, from 14.7% and 16.3% for the same respective periods in fiscal 2019, respectively. The changes in general and administrative expenses as a percentage of net sales for the three and six-month comparisons were primarily due to the changes in net sales and expenses as previously described.

Research and Development Expenses. NTIC’s research and development expenses increased 8.5% and 9.4% for the three and six months ended February 29, 2020, respectively, compared to the same respective periods in fiscal 2019 primarily due to increases in research and development efforts.

Interest Income. NTIC’s interest income increased to $55,042 and $104,080 during the three and six months ended February 29, 2020, respectively, compared to $15,122 and $27,909 during the three and six months ended February 28, 2019, respectively, due to changing levels of invested cash.

Interest Expense. NTIC’s interest expense increased to $9,377 and $14,821 during the three and six months ended February 29, 2020, respectively, compared to $3,835 and $6,192 during the three and six months ended February 28, 2019, respectively.

Income Before Income Tax Expense. NTIC incurred income before income tax expense equal to $747,416 and $2,371,021 for the three and six months ended February 29, 2020, respectively, compared to $1,798,427 and $3,695,321 for the three and six months ended February 28, 2019, respectively.

Income Tax Expense. Income tax expense was $463,594 and $727,660 for the three and six months ended February 29, 2020, respectively, compared to income tax expense of $246,371 and $502,074 during the three and six months ended February 28, 2019, respectively. Income tax expense was calculated based on management’s estimate of NTIC’s annual effective income tax rate. The quarter-over-quarter increase in the Company’s effective income tax rate is primarily due to foreign withholding taxes paid on dividends received from NTIC’s joint ventures during the quarter. Dividends received from NTIC’s joint ventures do not represent a component of income before income tax expense. Therefore, to the extent dividends received from NTIC’s joint ventures exceed estimated amounts, foreign withholding taxes paid on such dividends result in an increase in the effective income tax rate in comparison to prior periods.

NTIC considers the earnings of certain foreign joint ventures to be indefinitely invested outside the United States on the bases of estimates that NTIC’s future domestic cash generation will be sufficient to meet future domestic cash needs. As a result, U.S. income and foreign withholding taxes have not been recognized on the cumulative undistributed earnings of $19,267,931 and $22,178,126 at February 29, 2020, and August 31, 2019, respectively. To the extent undistributed earnings of NTIC’s joint ventures are distributed in the future, they are not expected to result in any material additional income tax liability after the application of foreign tax credits.

Net Income Attributable to NTIC. Net income attributable to NTIC decreased to $179,834, or $0.02 per diluted common share, for the three months ended February 29, 2020, compared to $1,401,568, or $0.15 per diluted common share, for the three months ended February 28, 2019, a decrease of $1,221,734 or $0.13 per diluted common share. Net income attributable to NTIC decreased to $1,392,384, or $0.15 per diluted common share, for the six months ended February 29, 2020, compared to $2,898,627, or $0.31 per diluted common share, for the six months ended February 28, 2019, a decrease of $1,506,243 or $0.16 per diluted common share. These decreases were primarily the result of the increase in operating expenses and decreases in income from joint venture operations during the current fiscal year periods compared to the prior fiscal year periods, partially offset by increases in gross profit.

NTIC anticipates that its earnings will be significantly adversely affected by COVID-19 in the third quarter of fiscal 2020 and beyond and that its quarterly net income or loss will continue to remain subject to significant volatility primarily due to the financial performance of its subsidiaries and joint ventures, sales of its ZERUST® products and services into the oil and gas industry, and sales of its Natur-Tec® bioplastics products, which fluctuate more on a quarterly basis than the traditional ZERUST® business.

Other Comprehensive Income - Foreign Currency Translations Adjustment. The changes in the foreign currency translations adjustment were due to the fluctuations of the U.S. dollar compared to the Euro and other foreign currencies during the three and six months ended February 29, 2020 compared to the same periods in fiscal 2019.

Liquidity and Capital Resources

Sources of Cash and Working Capital. NTIC’s working capital, defined as current assets less current liabilities, was $29,431,014 at February 29, 2020, including $5,626,410 in cash and cash equivalents and $6,512,166 in available for sale securities, compared to $25,460,569 at August 31, 2019, including $5,856,758 in cash and cash equivalents and $3,565,258 in available for sale securities.

As of February 29, 2020, NTIC had a revolving line of credit with PNC Bank of $3,000,000 with no amounts outstanding. At the option of the Company, outstanding advances under the line of credit bear interest at either (a) an annual rate based on LIBOR plus 2.15% for the applicable LIBOR interest period selected by the Company or (b) at the rate publicly announced by PNC Bank from time to time as its prime rate. On December 16, 2019, the Company and PNC Bank extended the maturity date of the line of credit from January 7, 2020 to January 7, 2021. All other terms of the line of credit and the loan agreement and other documents evidencing the line of credit remain the same. It is anticipated that, as historically has been the practice, the line of credit will be renewed each year for one additional year for the immediate foreseeable future.

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

The line of credit is subject to standard covenants, including affirmative financial covenants, such as the maintenance of a minimum fixed charge coverage ratio, and negative covenants, which, among other things, limit the incurrence of additional indebtedness, loans and equity investments, disposition of assets, mergers and consolidations, and other matters customarily restricted in such agreements. Under the loan agreement, NTIC is subject to a minimum fixed charge coverage ratio of 1.10:1.00. As of February 29, 2020, NTIC was in compliance with all debt covenants.

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

Uses of Cash and Cash Flows. Net cash provided by operating activities during the six months ended February 29, 2020 was $4,207,710, which resulted principally from NTIC’s net income, dividends received from joint ventures, stock based compensation, depreciation, amortization, and an increase in accounts payable and accounts receivable, partially offset by NTIC’s equity in income from joint ventures, an increase in inventories and a decrease in accrued liabilities. Net cash provided by operating activities during the six months ended February 28, 2019, was $262,153, which resulted principally from NTIC’s net income, depreciation, amortization, and an increase in accounts payable and accounts receivable, partially offset by NTIC’s equity in income from joint ventures, an increase in inventory, a decrease in accrued liabilities, and an increase in income tax receivable.

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

NTIC experienced an increase in trade receivables and increase in inventories as of February 29, 2020, compared to August 31, 2019. Trade receivables, excluding joint ventures, as of February 29, 2020, increased $31,027 compared to August 31, 2019, primarily related to the timing of collections and the increase in sales.

Outstanding trade receivables, excluding joint ventures balances as of February 29, 2020 decreased to 66 days to an average of 67 days from balances outstanding from these customers as of August 31, 2019.

Outstanding trade receivables from joint ventures as of February 29, 2020 decreased $285,298 compared to August 31, 2019, primarily due to the timing of payments. Outstanding balances from trade receivables from joint ventures increased an average of 3 days from an average of 115 days from balances outstanding from these customers compared to August 31, 2019. The average days outstanding of trade receivables from joint ventures as of February 29, 2020 were primarily due to the receivable balances at NTIC’s joint ventures in South Korea, India, and Thailand.

Outstanding receivables for services provided to joint ventures as of February 29, 2020 decreased $72,781 compared to August 31, 2019, and the average days to pay increased an average of 2 days to an average of 83 days compared to August 31, 2019.

Net cash used in investing activities for the six months ended February 29, 2020 was $3,289,108, which was primarily the result of proceeds from the sale of available for sale securities, additions to property and equipment, and additions to patents, partially offset by the purchase of available for sale securities. Net cash provided by investing activities for the six months ended February 28, 2019 was $1,575,542, which was primarily the result of proceeds from the sale of available for sale securities, partially offset by additions to property and equipment, and additions to patents

Net cash used in financing activities for the six months ended February 29, 2020 was $1,146,591, which resulted from dividends paid on NTIC common stock, partially offset by proceeds from NTIC’s employee stock purchase plan. Net cash used in financing activities for the six months ended February 28, 2019 was $1,138,409, which resulted from dividends paid on NTIC common stock and a dividend paid to a non-controlling interest, partially offset by an investment by a non-controlling interest and proceeds from NTIC’s employee stock purchase plan.

Share Repurchase Plan. On January 15, 2015, NTIC’s Board of Directors authorized the repurchase of up to $3,000,000 in shares of NTIC common stock through open market purchases or unsolicited or solicited privately negotiated transactions. This program has no expiration date but may be terminated by NTIC’s Board of Directors at any time. No repurchases occurred during the six months ended February 29, 2020. As of February 29, 2020, up to $2,640,548 in shares of NTIC common stock remained available for repurchase under NTIC’s stock repurchase program.

Cash Dividends. On January 22, 2020, the Company’s Board of Directors declared a cash dividend of $0.065 per share of NTIC’s common stock, payable on February 19, 2020, to stockholders of record on February 5, 2020. This was an increase compared to the cash dividend of $0.06 per share of NTIC’s common stock declared and paid during the quarter ended February 28, 2019. The declaration of future dividends is not guaranteed and will be determined by NTIC’s Board of Directors in light of conditions then existing, including NTIC’s earnings, financial condition, cash requirements, restrictions in financing agreements, business conditions, and other factors, including without limitation the effect of COVID-19 on its business, operating results and financial condition.

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

Capital Expenditures and Commitments. NTIC spent $296,786 on capital expenditures during the six months ended February 29, 2020, which related primarily to the purchase of new equipment. NTIC expects to spend an aggregate of approximately $500,000 to $700,000 on capital expenditures during fiscal 2020, which it expects will relate primarily to the purchase of new equipment.

Contractual Obligations

There has been no material change to NTIC’s contractual obligations as provided in “Part II. Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations,” included in NTIC’s annual report on Form 10-K for the fiscal year ended August 31, 2019.

Off-Balance Sheet Arrangements

NTIC does not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are established for the purpose of facilitating off-balance sheet financial arrangements. As such, NTIC is not materially exposed to any financing, liquidity, market, or credit risk that could arise if NTIC had engaged in such arrangements.

Inflation and Seasonality

Inflation in the United States and abroad historically has had little effect on NTIC. Although NTIC’s business historically has not been seasonal, NTIC believes there is some seasonality in its business. NTIC believes its net sales in the second fiscal quarter were adversely affected by the long Chinese New Year, which was extended in an effort to combat the spread of COVID-19, the North American holiday season, and overall less corrosion taking place at lower winter temperatures worldwide.

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

At the option of NTIC, outstanding advances under NTIC’s $3,000,000 revolving line of credit with PNC Bank bear interest at either (a) an annual rate based on LIBOR plus 2.15% for the applicable LIBOR interest period selected by NTIC or (b) at the rate publicly announced by PNC Bank from time to time as its prime rate, and thus may subject NTIC to some market risk on interest rates. As of February 29, 2020, NTIC had no borrowings under the line of credit.

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

Forward-Looking Statements

This quarterly report on Form 10-Q contains not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are subject to the safe harbor created by those sections. In addition, NTIC or others on NTIC’s behalf may make forward-looking statements from time to time in oral presentations, including telephone conferences and/or web casts open to the public, in press releases or reports, on NTIC’s Internet web site, or otherwise. All statements other than statements of historical facts included in this report or expressed by NTIC orally from time to time that address activities, events, or developments that NTIC expects, believes, or anticipates will or may occur in the future are forward-looking statements, including, in particular, the statements about NTIC’s plans, objectives, strategies, and prospects regarding, among other things, NTIC’s financial condition, results of operations and business, the anticipated effect of COVID-19 on NTIC’s business, operating results and financial condition, the outcome of contingencies, such as legal proceedings and the effect of the liquidation of Tianjin Zerust, and the operations of NTIC China. NTIC has identified some of these forward-looking statements in this report with words like “believe,” “can,” “may,” “could,” “would,” “might,” “forecast,” “possible,” “potential,” “project,” “will,” “should,” “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate,” “approximate,” “outlook,” or “continue” or the negative of these words or other words and terms of similar meaning. The use of future dates is also an indication of a forward-looking statement. Forward-looking statements may be contained in the notes to NTIC’s consolidated financial statements and elsewhere in this report, including under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Forward-looking statements are based on current expectations about future events affecting NTIC and are subject to uncertainties and factors that affect all businesses operating in a global market as well as matters specific to NTIC. These uncertainties and factors are difficult to predict, and many of them are beyond NTIC’s control. The following are some of the uncertainties and factors known to us that could cause NTIC’s actual results to differ materially from what NTIC has anticipated in its forward-looking statements:

•	The effect of current worldwide economic conditions and any turmoil and disruption in the global credit and financial markets on NTIC’s business;

•	The effect of the novel strain of coronavirus (COVID-19) on NTIC’s business, operating results and financial condition, including disruption to our customers, suppliers and subcontractors, as well as the global economy and financial markets;

•	Variability in NTIC’s sales of ZERUST® products and services to the oil and gas industry and Natur-Tec® products and NTIC’s equity income of joint ventures, which variability in sales and equity in income from joint ventures, in turn, subject NTIC’s earnings to quarterly fluctuations;

•	Risks associated with NTIC’s international operations and exposure to fluctuations in foreign currency exchange rates, import duties, taxes, and tariffs;

•	The effect of the United Kingdom’s process to exit the European Union on NTIC’s operating results, including, in particular, future net sales of NTIC’s European and other joint ventures;

•	The effect of the health of the U.S. automotive industry on NTIC’s business;

•	NTIC’s dependence on the success of its joint ventures and fees and dividend distributions that NTIC receives from them;

•	NTIC’s relationships with its joint ventures and its ability to maintain those relationships, especially in light of anticipated succession planning issues;

•	Fluctuations in the cost and availability of raw materials, including resins and other commodities;

•	The success of and risks associated with NTIC’s emerging new businesses and products and services, including in particular NTIC’s ability and the ability of NTIC’s joint ventures to sell ZERUST® products and services to the oil and gas industry and Natur-Tec® products and the often lengthy and extensive sales process involved in selling such products and services;

•	NTIC’s ability to introduce new products and services that respond to changing market conditions and customer demand;

•	Market acceptance of NTIC’s existing and new products, especially in light of existing and new competitive products;

•	Maturation of certain existing markets for NTIC’s ZERUST® products and services and NTIC’s ability to grow market share and succeed in penetrating other existing and new markets;

•	Increased competition, especially with respect to NTIC’s ZERUST® products and services, and the effect of such competition on NTIC’s and its joint ventures’ pricing, net sales, and margins;

•	NTIC’s reliance upon and its relationships with its distributors, independent sales representatives, and joint ventures;

•	NTIC’s reliance upon suppliers;

•	Oil prices, which may affect sales of NTIC’s ZERUST® products and services to the oil and gas industry;

•	NTIC’s operations in China, and the risks associated therewith, the termination of the joint venture agreements with Tianjin Zerust, and the anticipated liquidation of Tianjin Zerust and the effect of all these events on NTIC’s business and future operating results;

•	The costs and effects of complying with laws and regulations and changes in tax, fiscal, government, and other regulatory policies, including rules relating to environmental, health, and safety matters;

•	Unforeseen product quality or other problems in the development, production, and usage of new and existing products;

•	Unforeseen production expenses incurred in connection with new customers and new products;

•	Loss of or changes in executive management or key employees;

•	Ability of management to manage around unplanned events;

•	Pending and future litigation;

•	NTIC’s reliance on its intellectual property rights and the absence of infringement of the intellectual property rights of others;

•	NTIC’s ability to maintain effective internal control over financial reporting, especially in light of its joint venture arrangements;

•	Changes in applicable laws or regulations and NTIC’s failure to comply with applicable laws, rules, and regulations;

•	Changes in generally accepted accounting principles and the effect of new accounting pronouncements;

•	Fluctuations in NTIC’s effective tax rate, including from the Tax Cuts and Jobs Act;

•	The effect of extreme weather conditions on NTIC’s operating results; and

•	NTIC’s reliance upon its management information systems.

For more information regarding these and other uncertainties and factors that could cause NTIC’s actual results to differ materially from what NTIC has anticipated in its forward-looking statements or otherwise could materially adversely affect its business, financial condition, or operating results, see NTIC’s annual report on Form 10-K for the fiscal year ended August 31, 2019, under the heading “Part I. Item 1A. Risk Factors.”

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

At the option of NTIC, outstanding advances under NTIC’s $3,000,000 revolving line of credit with PNC Bank bear interest at either (a) an annual rate based on LIBOR plus 2.15% for the applicable LIBOR interest period selected by NTIC or (b) at the rate publicly announced by PNC Bank from time to time as its prime rate and, thus, may subject NTIC to some market risk on interest rates. As of February 29, 2020, NTIC had no borrowings under the line of credit.

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

Changes in Internal Control over Financial Reporting

There was no change in NTIC’s internal control over financial reporting that occurred during the quarter ended February 29, 2020 that has materially affected or is reasonably likely to materially affect NTIC’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On March 23, 2015, NTIC and NTI Asean LLC (NTI Asean) filed a lawsuit in Tianjin No 1 Intermediate People’s Court against two individuals, Tao Meng and Xu Hui, related to breaches of duties and contractual commitments owed to NTI Asean under certain agreements related to NTIC’s former joint venture in China, Tianjin Zerust Anti-Corrosion Technologies Ltd. (Tianjin Zerust). The lawsuit alleges, among other things, that Mr. Tao Meng and Mr. Xu Hui have engaged in self-dealing, usurped business opportunities, and received economic benefits that were required to go to Tianjin Zerust. As of February 29, 2020, NTIC is not able to reasonably estimate the amount of any recovery to NTI Asean, if any.

ITEM 1A.	RISK FACTORS

Although Item 1A is inapplicable to NTIC as a smaller reporting company, NTIC hereby discloses the following additional risk:

The outbreak and continuing rapid spread of a novel strain of the coronavirus (COVID-19) has already adversely impacted and will likely continue to adversely impact NTIC’s business, operating results and financial condition.

The outbreak and continuing rapid spread of COVID-19 has resulted in a substantial curtailment of business activities worldwide and is causing weakened economic conditions, both in the United States and many countries abroad. As part of intensifying efforts to contain the spread of COVID-19, a growing number of state, local and foreign governments have imposed various restrictions on the conduct of business and travel. Government restrictions, such as stay-at-home orders, quarantines and worker absenteeism as a result of COVID-19 have led to a significant number of business closures and slowdowns. These business closures and slowdowns have already adversely impacted and will likely continue to adversely impact NTIC directly, as well as cause its customers and suppliers to slow or stop production, which will likely significantly disrupt NTIC’s sales, production and supply chain. For example, as a result of the COVID-19 outbreak in China in December 2019, NTIC experienced decreased demand for its products and services in China and other places in Asia during the three months ended February 29, 2020. The operations at NTIC China were suspended on January 18, 2020 and did not resume until February 28, 2020. In addition, NTIC’s location in India is currently under mandated governmental shutdown until April 15, 2020. NTIC anticipates significantly decreased global demand for its products and services during third quarter of fiscal 2020 and beyond. This significantly decreased demand will likely have a material adverse effect on NTIC’s business, operating results and financial condition beginning with third quarter of fiscal 2020. Due to the international reach of COVID-19, NTIC anticipates that its international joint ventures will also be adversely impacted by the causes listed above, as well as other local issues that may arise, which will likely have a material adverse effect on NTIC’s joint venture operations and equity in income from joint ventures in the third quarter of fiscal 2020 and beyond. It is currently not possible to predict the precise potential impact, as well as the extent of any impact, of the COVID-19 pandemic on NTIC’s business, and on the global economy as a whole. It is also currently not possible to predict how long the pandemic will last or the time that it will take for economic activity to return to prior levels. A prolonged situation could have a significant adverse effect on economies and financial markets globally, potentially leading to a significant worldwide economic downturn, which could have a significant adverse effect on NTIC’s business, operating results and financial condition.

The extent to which the COVID-19 pandemic impacts NTIC’s business will likely depend on numerous evolving factors that NTIC may not be able to accurately predict, including:

•	the duration and scope of the pandemic;

•	governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic;

•	the impact of the pandemic on economic activity and actions taken in response;

•	the effect on NTIC’s customers and demand for its products and services;

•	NTIC’s ability to continue to manufacture and sell its products and services, including as a result of travel restrictions and people working from home;

•	the ability of NTIC’s customers to pay for its products and services; and

•	any closures of NTIC’s facilities and the facilities of its customers and suppliers.

Any of these events could materially adversely affect NTIC’s business, operating results and financial condition. In addition, the COVID-19 pandemic has already adversely affected and could continue to adversely affect NTIC’s stock price.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Equity Securities

During the three months ended February 29, 2020, NTIC did not issue any shares of its common stock or other equity securities of NTIC that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

The following table shows NTIC’s second quarter of fiscal 2020 stock repurchase activity.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
December 1, 2019, through December 31, 2019	0	$0	0	(1)
January 1, 2020, through January 31, 2020	0	$0	0	(1)
February 1, 2020, through February 29, 2020	0	$0	0	(1)
Total	0	$0	0	(1)(2)

_________________________

(1)	On January 15, 2015, NTIC’s Board of Directors authorized the repurchase of up to $3,000,000 in shares of NTIC common stock through open market purchases or unsolicited or solicited privately negotiated transactions. This program has no expiration date but may be terminated by NTIC’s Board of Directors at any time.

(2)	As of February 29, 2020, up to $2,640,548 in shares of NTIC common stock remained available for repurchase under NTIC’s stock repurchase program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

The following exhibits are being filed or furnished with this quarterly report on Form 10-Q:

Exhibit No.	Description	Method of Filing

10.1	Letter Agreement dated as of December 16, 2019 between PNC Bank, National Association and Northern Technologies International Corporation	Incorporated by reference to Exhibit 10.1 to NTIC’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2019 (File No. 001-11038)

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

Exhibit No.	Description	Method of Filing
101	The following materials from NTIC’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 29, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Comprehensive Income, (iv) the unaudited Consolidated Statements of Equity, (v) the unaudited Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

Date: April 8, 2020	Matthew C. Wolsfeld, CPA
Chief Financial Officer
(Principal Financial and Accounting Officer and
Duly Authorized to Sign on Behalf of the Registrant)