Form 10-Q
period 2020-05-31
NORTHERN TECHNOLOGIES INTERNATIONAL CORP
filed 2020-07-09
CIK 875582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

As of July 9, 2020, there were 9,099,990 shares of common stock of the registrant outstanding.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

FORM 10-Q

May 31, 2020

TABLE OF CONTENTS

Description	Page

PART I - FINANCIAL INFORMATION

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

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AS OF MAY 31, 2020 (UNAUDITED)

AND AUGUST 31, 2019 (AUDITED)

	May 31, 2020	August 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,050,722	$5,856,758
Available for sale securities	5,450,693	3,565,258
Receivables:
Trade excluding joint ventures, less allowance for doubtful accounts of $65,000 at May 31, 2020 and August 31, 2019	7,544,886	9,779,518
Trade joint ventures	857,377	824,473
Fees for services provided to joint ventures	876,120	1,268,000
Income taxes	48,861	457,018
Inventories	12,080,765	10,488,728
Prepaid expenses	696,010	1,062,609
Total current assets	32,605,434	33,302,362

PROPERTY AND EQUIPMENT, NET	6,963,968	7,358,159

OTHER ASSETS:
Investments in joint ventures	21,942,063	24,207,339
Deferred income taxes	1,728,946	1,634,258
Patents and trademarks, net	839,535	1,008,969
Operating lease right of use asset	451,188	—
Total other assets	24,961,732	26,850,566
Total assets	$64,531,134	$67,511,087

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,348,016	$4,505,531
Income taxes payable	43,580	6,759
Accrued liabilities:
Payroll and related benefits	1,132,918	1,857,971
Other	809,028	1,471,532
Current portion of operating lease	136,714	—
Total current liabilities	4,470,256	7,841,793
LONG-TERM LIABILITIES:
Operating lease, less current portion	314,474	—
Total long-term liabilities	314,474	—

COMMITMENTS AND CONTINGENCIES (Note 12)

EQUITY:
Preferred stock, no par value; authorized 10,000 shares; none issued and outstanding	—	—
Common stock, $0.02 par value per share; authorized 15,000,000 shares as of May 31, 2020 and August 31, 2019; issued and outstanding 9,099,990 and 9,086,816, respectively	182,000	181,736
Additional paid-in capital	17,075,391	16,013,338
Retained earnings	44,237,682	44,992,719
Accumulated other comprehensive loss	(4,829,337)	(4,593,178)
Stockholders’ equity	56,665,736	56,594,615
Non-controlling interests	3,080,668	3,074,679
Total equity	59,746,404	59,669,294
Total liabilities and equity	$64,531,134	$67,511,087

*Share and per share data have been adjusted for all periods presented to reflect the two-for-one stock split effective June 28, 2019.

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2020 AND 2019

	Three Months Ended		Nine Months Ended
	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019
NET SALES:
Net sales, excluding joint ventures	$9,071,072	$13,780,804	$36,105,009	$39,998,118
Net sales, to joint ventures	673,751	1,112,313	1,504,997	2,304,455
Total net sales	9,744,823	14,893,117	37,610,006	42,302,573
Cost of goods sold	6,499,102	10,138,353	24,991,487	28,883,589
Gross profit	3,245,721	4,754,764	12,618,519	13,418,984

JOINT VENTURE OPERATIONS:
Equity in income from joint ventures	811,787	1,877,410	3,466,581	5,596,788
Fees for services provided to joint ventures	876,706	1,433,823	3,491,244	4,299,032
Total joint venture operations	1,688,493	3,311,233	6,957,825	9,895,820

OPERATING EXPENSES:
Selling expenses	2,487,396	2,761,488	8,484,928	8,077,663
General and administrative expenses	2,213,552	2,527,192	6,608,352	6,986,526
Research and development expenses	950,127	1,005,045	2,918,163	2,804,739
Total operating expenses	5,651,075	6,293,725	18,011,443	17,868,928

OPERATING (LOSS) INCOME	(716,861)	1,772,272	1,564,901	5,445,876

INTEREST (EXPENSE) INCOME	(73,738)	18,949	15,881	40,666

(LOSS) INCOME BEFORE INCOME TAX EXPENSE	(790,239)	1,791,221	1,580,782	5,486,542

INCOME TAX EXPENSE	142,285	150,257	869,945	652,331

NET (LOSS) INCOME	(932,524)	1,640,964	710,837	4,834,211

NET INCOME ATTRIBUTABLE TO NON- CONTROLLING INTERESTS	32,697	158,815	283,674	453,435

NET (LOSS) INCOME ATTRIBUTABLE TO NTIC	$(965,221)	$1,482,149	$427,163	$4,380,776

NET (LOSS) INCOME ATTRIBUTABLE TO NTIC PER COMMON SHARE:
Basic	$(0.11)	$0.16	$0.05	$0.48
Diluted	$(0.11)	$0.16	$0.05	$0.46

WEIGHTED AVERAGE COMMON SHARES
ASSUMED OUTSTANDING:
Basic	9,099,990	9,084,354	9,096,981	9,085,584
Diluted	9,099,990	9,392,444	9,312,914	9,440,858
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.00	$0.06	$0.13	$0.18

*Share and per share data have been adjusted for all periods presented to reflect the two-for-one stock split effective June 28, 2019.

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2020 AND 2019

	Three Months Ended		Nine Months Ended
	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019
NET (LOSS) INCOME	$(932,524)	$1,640,964	$710,837	$4,834,211
Other comprehensive INCOME (LOSS) – foreign currency translation adjustment	(281,177)	(493,488)	(313,844)	(596,468)

COMPREHENSIVE (LOSS) INCOME	(1,213,701)	1,147,476	396,993	4,237,743
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO NON- CONTROLLING INTERESTS	(21,492)	129,541	205,989	466,240
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO NTIC	$(1,192,209)	$1,017,935	$191,004	$3,771,503

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2020 AND 2019

.	STOCKHOLDERS’ EQUITY – THREE MONTHS ENDED MAY 31, 2020 AND 2019
					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	Controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Equity

BALANCE AT FEBRUARY 28, 2020	9,097,236	$181,945	$16,707,207	$45,202,903	$(4,602,349)	$3,302,160	$60,791,866
Stock issued for employee stock purchase plan	2,754	55	28,532	—	—	—	28,587
Stock option expense	—	—	339,652	—	—	—	339,652
Dividend received by non-controlling interest	—	—	—	—	—	(200,000)	(200,000)
Net (loss) income	—	—	—	(965,221)	—	32,697	(932,524)
Other comprehensive loss	—	—	—	—	(226,988)	(54,189)	(281,177)
BALANCE AT MAY 31, 2020	9,099,990	$182,000	$17,075,391	$44,237,682	$(4,829,337)	$3,080,668	$59,746,404

BALANCE AT FEBRUARY 28, 2019	9,084,354	$181,688	$15,262,556	$43,771,843	$(3,742,258)	$3,013,042	$58,486,871
Stock issued for employee stock purchase plan	2,462	48	34,817	—	—	—	34,865
Stock option expense	—	—	357,980	—	—	—	357,980
Dividends paid to stockholders	—	—	—	(545,058)	—	—	(545,058)
Net income	—	—	—	1,482,149	—	158,815	1,640,964
Other comprehensive loss	—	—	—	—	(464,214)	(29,274)	(493,488)
BALANCE AT MAY 31, 2019	9,086,816	$181,736	$15,655,353	$44,708,934	$(4,206,472)	$3,142,583	$59,482,134

.	STOCKHOLDERS’ EQUITY – NINE MONTHS ENDED MAY 31 2020 AND 2019
					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	Controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Equity

BALANCE AT AUGUST 31, 2019	9,086,816	$181,736	$16,013,338	$44,992,719	$(4,593,178)	$3,074,679	$59,669,294
Stock options exercised	6,823	137	(137)	—	—	—	—
Stock issued for employee stock purchase plan	6,351	127	64,068	—	—	—	64,195
Stock option expense	—	—	998,122	—	—	—	998,122
Dividends paid to stockholders	—	—	—	(1,182,200)	—	—	(1,182,200)
Dividend received by non-controlling interest	—	—	—	—	—	(200,000)	(200,000)
Net income	—	—	—	427,163	—	283,674	710,837
Other comprehensive income (loss)	—	—	—	—	(236,159)	(77,685)	(313,844)
BALANCE AT MAY 31, 2020	9,099,990	$182,000	$17,075,391	$44,237,682	$(4,829,337)	$3,080,668	$59,746,404

BALANCE AT AUGUST 31, 2018	9,082,606	$181,652	$14,528,951	$41,963,341	$(3,597,199)	$2,742,309	$55,819,054
Stock issued for employee stock purchase plan	4,210	84	52,462	—	—	—	52,546
Stock option expense	—	—	1,073,940	—	—	—	1,073,940
Investment by non-controlling interest	—	—	—	—	—	134,034	134,034
Dividends paid to stockholders	—	—	—	(1,635,183)	—	—	(1,635,183)
Dividend received by non-controlling interest	—	—	—	—	—	(200,000)	(200,000)
Net income	—	—	—	4,380,776	—	453,435	4,834,211
Other comprehensive income (loss)	—	—	—	—	(609,273)	12,805	(596,468)
BALANCE AT MAY 31, 2019	9,086,816	$181,736	$15,655,353	$44,708,934	$(4,206,472)	$3,142,583	$59,482,134

*Share and per share data have been adjusted for all periods presented to reflect the two-for-one stock split effective June 28, 2019.

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED MAY 31, 2020 AND 2019

	Nine Months Ended
	May 31, 2020	May 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$710,837	$4,834,211
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	998,122	1,073,940
Depreciation expense	637,030	627,853
Amortization expense	175,465	195,230
Loss on disposal of property and equipment and patents	173,809	—
Equity in income from joint ventures	(3,466,581)	(5,596,788)
Dividends received from joint ventures	5,648,153	3,822,785
Deferred income taxes	109,646	177,916
Gain on sale of property and equipment	—	(36,210)
Changes in current assets and liabilities:
Receivables:
Trade, excluding joint ventures	2,065,641	(132,122)
Trade, joint ventures	(32,904)	(174,179)
Fees for services provided to joint ventures	391,880	114,327
Income taxes	174,623	(343,377)
Inventories	(1,729,133)	(1,465,663)
Prepaid expenses and other	368,769	709,049
Accounts payable	(882,962)	495,251
Income tax payable	40,983	(93,169)
Accrued liabilities	(2,370,845)	(1,491,663)
Net cash provided by operating activities	3,012,533	2,717,391

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of property and equipment	2,190	—
Purchase of available for sale securities	(4,000,000)	(2,340,503)
Proceeds from the sale of available for sale securities	2,114,565	3,100,000
Purchases of property and equipment	(375,087)	(716,212)
Investments in patents	(79,139)	(87,222)
Net cash used in investing activities	(2,337,471)	(43,937)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividend received by non-controlling interest	(200,000)	(200,000)
Investment by non-controlling interest	—	134,034
Dividends paid on NTIC common stock	(1,182,200)	(1,635,183)
Proceeds from employee stock purchase plan	64,195	52,547
Net cash used in financing activities	(1,318,005)	(1,648,602)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(163,093)	36,605

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(806,036)	1,061,457
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,856,758	4,163,023

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,050,722	$5,224,480

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       INTERIM FINANCIAL INFORMATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all necessary adjustments, which are of a normal recurring nature, and present fairly the consolidated financial position of Northern Technologies International Corporation and its subsidiaries (the Company) as of May 31, 2020 and August 31, 2019, the results of their operations for the three and nine months ended May 31, 2020 and 2019, the changes in equity for the three and nine months ended May 31, 2020 and 2019, and the Company’s cash flows for the nine months ended May 31, 2020 and 2019, in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).

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

Operating results for the three and nine months ended May 31, 2020 are not necessarily indicative of the results that may be expected for the full fiscal year ending August 31, 2020.

The Company evaluates events occurring after the date of the consolidated financial statements requiring recording or disclosure in the consolidated financial statements.

Impact of COVID-19 Pandemic

In March 2020, the World Health Organization declared the novel coronavirus (COVID-19) outbreak a global pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, created significant volatility and disruption in financial markets and has resulted in an economic slowdown. As a result of the COVID-19 pandemic and related government mandated restrictions on the Company’s business as well as the businesses of its joint ventures, customers and suppliers, disruption to the Company’s business and the manufacture and sale of its products and services has occurred and is expected to continue through the fourth quarter of fiscal 2020 and beyond. Additionally, the Company expects the COVID-19 pandemic will likely continue to have a material adverse effect on its business, operating results and financial condition during the fourth quarter of fiscal 2020 and beyond; however, the precise financial impact and duration cannot be reasonably estimated at this time.

In response to the impact of the COVID-19 pandemic, and given the uncertainty of its duration, the Company has taken a number of precautionary measures, including the withdrawal and suspension of its specific full-year fiscal 2020 guidance and the temporary suspension of its quarterly cash dividend.

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

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which revises guidance for the accounting for credit losses on financial instruments within its scope, and in November 2018, issued ASU No. 2018-19 and in April 2019, issued ASU No. 2019-04 and in May 2019, issued ASU No. 2019-05, and in November 2019, issued ASU No. 2019-11, which amended the standard. The new standard introduces an approach, based on expected losses, to estimate credit losses on certain types of financial instruments and modifies the impairment model for available-for-sale debt securities. The new approach to estimating credit losses (referred to as the current expected credit losses model) applies to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt securities, net investments in leases and off-balance-sheet credit exposures. This ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. Entities are required to apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company is still evaluating the impact of this ASU.

Although there are several other new accounting pronouncements issued or proposed by the FASB, which the Company has adopted or will adopt, as applicable, the Company does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial position or operating results.

3.       INVENTORIES

Inventories consisted of the following:

	May 31, 2020	August 31, 2019
Production materials	$3,898,782	$1,980,816
Finished goods	8,181,983	8,507,912
	$12,080,765	$10,488,728

4.       PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consisted of the following:

	May 31, 2020	August 31, 2019
Land	$310,365	$310,365
Buildings and improvements	7,969,890	7,749,980
Machinery and equipment	4,795,234	4,903,664
	13,075,489	12,964,009
Less accumulated depreciation	(6,111,521)	(5,605,850)
	$6,963,968	$7,358,159

5.       PATENTS AND TRADEMARKS, NET

Patents and trademarks, net, consisted of the following:

	May 31, 2020	August 31, 2019
Patents and trademarks	$2,889,223	$2,938,876
Less accumulated amortization	(2,049,688)	(1,929,907)
	$839,535	$1,008,969

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

Financial information from the audited and unaudited financial statements of the Company’s joint venture in Germany, Excor Korrosionsschutz – Technologien und Produkte GmbH (EXCOR), and all the Company’s other joint ventures are summarized as follows:

	As of May 31, 2020
	Total	EXCOR	All Other
Current assets	$52,424,780	$23,825,008	$28,599,772
Total assets	56,403,406	26,143,537	30,259,869
Current liabilities	11,741,077	2,686,694	9,054,383
Noncurrent liabilities	32,412	-	32,412
Joint ventures’ equity	44,629,920	23,456,842	21,173,078
Northern Technologies International Corporation’s share of joint ventures’ equity	21,942,063	11,728,423	10,213,640
Northern Technologies International Corporation’s share of joint ventures’ undistributed earnings	19,706,983	11,697,518	8,009,465

	Three Months Ended May 31, 2020
	Total	EXCOR	All Other
Net sales	$18,782,233	$7,753,631	$11,028,602
Gross profit	8,647,784	4,478,739	4,169,045
Net income	1,610,524	1,071,899	538,625
Northern Technologies International Corporation’s share of equity in income from joint ventures	811,787	536,540	275,247
Northern Technologies International Corporation’s dividends received from joint ventures	$89,227	$-	$89,227

	Nine Months Ended May 31, 2020
	Total	EXCOR	All Other
Net sales	$68,531,897	$26,102,046	$42,429,851
Gross profit	31,107,491	15,066,309	16,041,182
Net income	6,920,047	4,492,254	2,427,793
Northern Technologies International Corporation’s share of equity in income from joint ventures	3,466,581	2,246,930	1,219,651
Northern Technologies International Corporation’s dividends received from joint ventures	$5,648,153	$4,675,850	$972,303

	As of August 31, 2019
	Total	EXCOR	All Other
Current assets	$59,162,834	$29,139,787	$30,023,047
Total assets	63,326,703	31,666,841	31,659,862
Current liabilities	14,145,499	3,573,160	10,572,339
Noncurrent liabilities	20,797	—	20,797
Joint ventures’ equity	49,160,407	28,093,681	21,066,726
Northern Technologies International Corporation’s share of joint ventures’ equity	24,207,339	14,046,842	10,160,497
Northern Technologies International Corporation’s share of joint ventures’ undistributed earnings	22,178,126	14,015,937	8,162,189

	Three Months Ended May 31, 2019
	Total	EXCOR	All Other
Net sales	$27,774,112	$10,933,386	$16,840,726
Gross profit	12,557,580	6,129,046	6,428,534
Net income	3,797,785	2,707,342	1,090,443
Northern Technologies International Corporation’s share of equity in income from joint ventures	1,877,410	1,353,856	523,554
Northern Technologies International Corporation’s dividends received from joint ventures	$1,795,542	$1,673,700	$121,842

	Nine Months Ended May 31, 2019
	Total	EXCOR	All Other
Net sales	$86,003,918	$34,895,042	$51,108,876
Gross profit	38,547,018	19,118,704	19,428,314
Net income	11,412,552	8,187,467	3,225,085
Northern Technologies International Corporation’s share of equity in income from joint ventures	5,596,788	4,094,763	1,502,025
Northern Technologies International Corporation’s dividends received from joint ventures	$3,822,785	$2,517,450	$1,305,335

The Company did not make any joint venture investments during the three and nine months ended May 31, 2020 or 2019.

7.       CORPORATE DEBT

The Company has a revolving line of credit with PNC Bank, National Association (PNC Bank) of $3,000,000. No amounts were outstanding under the line of credit as of either May 31, 2020 or August 31, 2019. At the option of the Company, outstanding advances under the line of credit bear interest at either (a) an annual rate based on LIBOR plus 2.15% for the applicable LIBOR interest period selected by the Company or (b) at the rate publicly announced by PNC Bank from time to time as its prime rate.

The line of credit is governed under a loan agreement. The loan agreement contains standard covenants, including affirmative financial covenants, such as the maintenance of a minimum fixed charge coverage ratio, and negative covenants, which, among other things, limit the incurrence of additional indebtedness, loans and equity investments, disposition of assets, mergers and consolidations, and other matters customarily restricted in such agreements. Under the loan agreement, the Company is subject to a minimum fixed charge coverage ratio of 1.10:1.00. As of May 31, 2020, the Company was in compliance with all debt covenants.

The revolving credit facility allows the Company to request that PNC Bank issue letters of credit up to $1,200,000. The Company did not have any letters of credit reserved against the available letters of credit balance as of May 31, 2020 and August 31, 2019 with PNC Bank. The availability of advances under the line of credit will be reduced by the face amount of any letter of credit issued and outstanding (whether or not drawn) under the revolving credit facility.

On December 16, 2019, the Company and PNC Bank extended the maturity date of the line of credit from January 7, 2020 to January 7, 2021. All other terms of the line of credit and the loan agreement and other documents evidencing the line of credit remain the same.

As of May 31, 2020 and August 31, 2019, the Company had $88,831 of letters of credit with JP Morgan Chase Bank that are performance based and set to expire between June 2020 and May 2022.

8.       STOCKHOLDERS’ EQUITY

On June 3, 2019, the Company’s Board of Directors declared a two-for-one stock split of the Company’s common stock effected in the form of a 100% share dividend distributed on June 28, 2019 to record holders as of June 17, 2019. All share and per share values have been adjusted to retroactively reflect the effect of the two-for-one stock split.

During the nine months ended May 31, 2020, the Company’s Board of Directors declared cash dividends on the following dates in the following amounts to holders of record of the Company’s common stock as of the following record dates:

Declaration Date	Amount	Record Date	Payable Date
October 22, 2019	$0.065	November 6, 2019	November 20, 2019
January 22, 2020	$0.065	February 5, 2020	February 19, 2020

On April 23, 2020, the Company announced the temporary suspension of its quarterly cash dividend pending clarity on the novel strain of COVID-19 crisis. Therefore, the Company did not declare a cash dividend during the quarter ended May 31, 2020.

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

During the nine months ended May 31, 2020 and 2019, the Company repurchased no shares of its common stock.

During the nine months ended May 31, 2020, the Company granted stock options under the Northern Technologies International Corporation 2019 Stock Incentive Plan (the 2019 Plan) to purchase an aggregate of 300,770 shares of its common stock to various employees and directors. The weighted average per share exercise price of the stock options is $10.87, which was equal to the fair market value of the Company’s common stock on the date of grant. During the nine months ended May 31, 2020, 6,823 stock options to purchase common stock were exercised.

During the nine months ended May 31, 2019, the Company granted stock options under the 2019 Plan to purchase an aggregate of 141,768 shares of its common stock to various employees and directors. The weighted average per share exercise price of the stock options is $18.23, which was equal to the fair market value of the Company’s common stock on the date of grant. During the nine months ended May 31, 2019, no stock options to purchase common stock were exercised.

The Company issued 3,597 and 1,748 shares of common stock on September 1, 2019 and 2018, respectively, under the Northern Technologies International Corporation Employee Stock Purchase Plan (the ESPP). The Company issued 2,754 and 2,462 shares of common stock on March 1, 2020 and 2019, respectively, under the ESPP.

9.       NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share assumes the exercise of stock options using the treasury stock method, if dilutive. There was no dilution for the three months ended May 31, 2020 due to the loss position of the Company. 71,273 shares were excluded from the computation for the three months ended May 31, 2020.

The following is a reconciliation of the net income per share computation for the three and nine months ended May 31, 2020 and 2019:

	Three Months Ended		Nine Months Ended
Numerator:	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019
Net income attributable to NTIC	$(965,221)	$1,482,149	$427,163	$4,380,776

Denominator:
Basic – weighted shares outstanding	9,099,990	9,084,354	9,096,981	9,085,584
Weighted shares assumed upon exercise of stock options	-	308,090	215,933	355,274
Diluted – weighted shares outstanding	9,099,990	9,392,444	9,312,914	9,440,858
Basic net income per share:	$(0.11)	$0.16	$0.05	$0.48
Diluted net income per share:	$(0.11)	$0.16	$0.05	$0.46

*	Share and per share data have been adjusted for all periods presented to reflect the two-for-one stock split effective June 28, 2019.

The dilutive impact summarized above relates to the periods when the average market price of the Company’s common stock exceeded the exercise price of the potentially dilutive option securities granted. Net income per common share was based on the weighted average number of common shares outstanding during the periods when computing basic net income per share. When dilutive, stock options are included as equivalents using the treasury stock method when computing the diluted net income per share. Excluded from the computation of diluted net income per share for the nine months ended May 31, 2020 were options outstanding to purchase 633,176 shares of common stock. Excluded from the computation of diluted net income per share for the three and nine months ended May 31, 2019 were options outstanding to purchase 141,768 shares of common stock.

10.       STOCK-BASED COMPENSATION

The Company has three stock-based compensation plans under which stock options or other stock-based awards have been granted: the Northern Technologies International Corporation 2019 Stock Incentive Plan, which was approved by stockholders at the 2019 annual meeting of stockholders, the Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan (the 2007 Plan) and the Northern Technologies International Corporation Employee Stock Purchase Plan. The 2019 Plan replaced the 2007 Plan with respect to future grants; and, therefore, no further awards may be made under the 2007 Plan. The Compensation Committee of the Board of Directors and the Board of Directors administer these plans.

The 2019 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, stock unit awards, performance awards, and stock bonuses to eligible recipients to enable the Company and its subsidiaries to attract and retain qualified individuals through opportunities for equity participation in the Company and to reward those individuals who contribute to the achievement of the Company’s economic objectives. Subject to adjustment as provided in the 2019 Plan, up to a maximum of 800,000 shares of the Company’s common stock are issuable under the 2019 Plan. Options granted generally have a term of ten years and become exercisable over a one- or three-year period beginning on the one-year anniversary of the date of grant. Options are granted at per share exercise prices equal to the market value of the Company’s common stock on the date of grant. The Company issues new shares upon the exercise of options. As of May 31, 2019, options to purchase an aggregate of 300,770 shares of the Company’s common stock had been granted under the 2019 Plan.

The maximum number of shares of common stock of the Company available for issuance under the ESPP is 200,000 shares, subject to adjustment as provided in the ESPP. The ESPP provides for six-month offering periods beginning on September 1 and March 1 of each year. The purchase price of the shares is 90% of the lower of the fair market value of common stock at the beginning or end of the offering period. This discount may not exceed the maximum discount rate permitted for plans of this type under Section 423 of the Internal Revenue Code of 1986, as amended. The ESPP is compensatory for financial reporting purposes. As of May 31, 2020, 84,693 shares of common stock remained available for sale under the ESPP.

The Company granted options to purchase an aggregate of 300,770 and 141,768 shares of its common stock during the nine months ended May 31, 2020 and 2019, respectively. The fair value of option grants is determined at the date of grant using the Black-Scholes option pricing model with the assumptions listed below.  The Company recognized compensation expense of $998,122 and $1,073,940 during the nine months ended May 31, 2020 and 2019, respectively, related to the options that vested during such time period. As of May 31, 2020, the total compensation cost for non-vested options not yet recognized in the Company’s consolidated statements of operations was $360,486. Stock-based compensation expense of $339,652 is expected through the remainder of fiscal year 2020, and $20,834 is expected to be recognized during fiscal 2021, based on outstanding options as of May 31, 2020. Future option grants will impact the compensation expense recognized. Stock-based compensation expense is included in general and administrative expense on the consolidated statements of operations.

The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model with the following assumptions and results for the grants:

	Nine Months Ended
	May 31, 2020	May 31, 2019
Dividend yield	2.15%	1.32%
Expected volatility	45.1%	45.8%
Expected life of option (in years)	10	10
Average risk-free interest rate	1.57%	2.75%

The weighted average per share fair value of options granted during the nine months ended May 31, 2020 and 2019 was $4.30 and $9.01, respectively. The weighted average remaining contractual life of the options outstanding as of May 31, 2020 and 2019 was 6.27 years and 6.15 years, respectively.

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

The following table sets forth the Company’s net sales for the three and nine months ended May 31, 2020 and 2019 by segment:

	Three Months Ended		Nine Months Ended
	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019
ZERUST® net sales	$7,356,781	$10,077,203	$26,322,515	$29,250,772
Natur-Tec® net sales	2,388,042	4,815,914	11,287,491	13,051,801
Total net sales	$9,744,823	$14,893,117	$37,610,006	$42,302,573

The following table sets forth the Company’s cost of goods sold for the three and nine months ended May 31, 2020 and 2019 by segment:

	Three Months Ended				Nine Months Ended
	May 31, 2020	% of Segment Sales*	May 31, 2019	% of Segment Sales*	May 31, 2020	% of Segment Sales*	May 31, 2019	% of Segment Sales*
Direct cost of goods sold
ZERUST®	$4,011,244	54.5%	$5,725,220	56.8%	$14,193,113	53.9%	$16,596,536	56.7%
Natur-Tec®	1,842,539	77.2%	3,670,282	76.2%	8,733,016	77.4%	10,181,050	78.0%
Indirect cost of goods sold	645,319	—	742,851	—	2,065,358	—	2,106,003	—
Total net cost of goods sold	$6,499,102		$10,138,353		$24,991,487		$28,883,589

*	The percent of segment sales is calculated by dividing the direct cost of goods sold for each individual segment category by the net sales for each segment category.

The Company utilizes product net sales and direct and indirect cost of goods sold for each product in reviewing the financial performance of a product type. Further allocation of Company expenses or assets, aside from amounts presented in the tables above, is not utilized in evaluating product performance, nor does such allocation occur for internal financial reporting.

Geographic Information

Net sales by geographic location for the three and nine months ended May 31, 2020 and 2019 were as follows:

	Three Months Ended		Nine Months Ended
	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019
Inside the U.S. to unaffiliated customers	$5,019,363	$6,172,882	$19,546,708	$19,564,756
Outside the U.S. to:
Joint ventures in which the Company is a shareholder directly and indirectly	673,751	1,112,313	1,504,997	2,304,455
Unaffiliated customers	4,051,709	7,607,922	16,558,301	20,433,362
	$9,744,823	$14,893,117	$37,610,006	$42,302,573

Net sales by geographic location are based on the location of the customer.

Fees for services provided to joint ventures by geographic location as a percentage of total fees for services provided to joint ventures during the three and nine months ended May 31, 2020 and 2019 were as follows:

	Three Months Ended
	May 31, 2020	% of Total Fees for Services Provided to Joint Ventures	May 31, 2019	% of Total Fees for Services Provided to Joint Ventures
Germany	$199,877	22.8%	$212,825	14.8%
Poland	75,118	8.6%	181,057	12.6%
Japan	139,268	15.9%	164,136	11.5%
Sweden	51,767	5.9%	137,642	9.6%
India	24,842	2.8%	114,705	8.0%
France	61,716	7.0%	112,063	7.8%
Thailand	67,919	7.8%	109,427	7.6%
South Korea	54,951	6.3%	85,732	6.0%
Czech Republic	46,709	5.3%	83,086	5.8%
Finland	52,870	6.0%	75,135	5.2%
United Kingdom	52,484	6.0%	70,972	5.0%
Other	49,185	5.6%	87,043	6.1%
	$876,706	100.0%	$1,433,823	100.0%

	Nine Months Ended
	May 31, 2020	% of Total Fees for Services Provided to Joint Ventures	May 31, 2019	% of Total Fees for Services Provided to Joint Ventures
Germany	$620,106	17.8%	$643,154	15.0%
Poland	441,011	12.6%	551,430	12.8%
Japan	453,347	13.0%	501,432	11.6%
Sweden	259,671	7.4%	417,635	9.7%
France	241,056	6.9%	328,395	7.6%
Thailand	261,132	7.5%	313,075	7.3%
India	187,826	5.4%	294,833	6.9%
Czech Republic	215,923	6.2%	266,706	6.2%
United Kingdom	202,241	5.8%	261,961	6.1%
South Korea	206,272	5.9%	259,612	6.0%
Finland	194,813	5.6%	221,599	5.2%
Other	207,846	5.9%	239,200	5.6%
	$3,491,244	100.0%	$4,299,032	100.0%

The geographical distribution of key financial statement data is as follows:

	At May 31, 2020	At August 31, 2019
China	$377,959	$337,162
Brazil	64,540	101,548
Germany	25,384	14,791
India	65,472	61,748
United States	6,430,613	6,842,910
Total property and equipment	$6,963,968	$7,358,159

	Three Months Ended		Nine Months Ended
	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019
China	$3,089,135	$3,691,220	$9,975,091	$9,864,479
Brazil	365,222	792,299	2,080,418	2,343,894
India	631,551	2,283,346	4,727,325	6,159,136
Other	1,607,206	1,953,370	4,268,871	4,370,308
United States	4,051,709	6,172,882	16,558,301	19,564,756
Total net sales	$9,744,823	$14,893,117	$37,610,006	$42,302,573

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

12.       COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company currently has 12 operating leases for various buildings, equipment and vehicles. These leases are under non-cancelable operating lease agreements with expiration dates between November 30, 2020 and June 30, 2024. The Company has the option to extend certain leases to five or ten-year term(s) and has the right of first refusal on any sale.

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

Present Value of Long-term Leases

(in thousands):	May 31, 2020
Right-of-use assets, net	$451,188

Current portion of lease liability	136,714
Lease liability, less current portion	314,474
Total lease liability	$451,188

As of May 31, 2020, the weighted-average remaining lease term was 1.9 years. The Company’s lease agreements do not provide a readily determinable implicit rate nor is it available to the Company from its lessors. Instead, as of May 31, 2020, the Company estimates the weighted-average discount rate for its operating leases to be 4.32% to present value based on the incremental borrowing rate.

Future minimum payments for the next five fiscal years and thereafter as of May 31, 2020 under these long-term operating leases are as follows (in thousands):

Fiscal 2020	$68,746
Fiscal 2021	263,392
Fiscal 2022	125,648
Fiscal 2023	10,222
Fiscal 2024	2,570
Total future minimum lease payments	470,578
Less amount representing interest	(19,390)
Present value of obligations under operating leases	451,188
Less current portion	(136,714)
Long-term operating lease obligations	$314,474

Annual Bonus Plan

On August 31, 2019, the Compensation Committee of the Board of Directors of the Company approved the material terms of an annual bonus plan for the Company’s executive officers as well as certain officers and employees for the fiscal year ending August 31, 2020. For fiscal 2020 as in past years, the total amount available under the bonus plan for all plan participants, including executive officers, is dependent upon the Company’s earnings before interest, taxes and other income (EBITOI), as adjusted to take into account amounts to be paid under the bonus plan and certain other adjustments (Adjusted EBITOI). Each plan participant’s percentage of the overall bonus pool is based upon the number of plan participants, the individual’s annual base salary and the individual’s position and level of responsibility within the Company. In the case of each of the Company’s executive officer participants, 75% of the amount of their individual bonus payout will be determined based upon the Company’s actual EBITOI for fiscal 2020 compared to a pre-established target EBITOI for fiscal 2020, and 25% of the payout will be determined based upon such executive officer’s achievement of certain pre-established individual performance objectives. The payment of bonuses under the plan is discretionary, and bonuses may be paid to executive officer participants in both cash and shares of NTIC common stock, with the exact amount and percentages determined by the Company’s Board of Directors, upon recommendation of the Compensation Committee, after the completion of the Company’s consolidated financial statements for fiscal 2020. There was $1,200,000 recognized for management bonuses for the nine months ended May 31, 2020, compared to $1,450,000 recognized for management bonuses for the nine months ended May 31, 2019.

Two joint ventures (consisting of the Company’s joint ventures in South Korea and Thailand) accounted for 56.2% of the Company’s trade joint venture receivables at May 31, 2020, and five joint ventures (consisting of the Company’s joint ventures in South Korea, Thailand, France, Germany and India) accounted for 69.6% of the Company’s trade joint venture receivables as of August 31, 2019.

From time to time, the Company is subject to various other claims and legal actions in the ordinary course of its business. The Company records a liability in its consolidated financial statements for costs related to claims, including future legal costs, settlements, and judgments, where the Company has assessed that a loss is probable, and an amount could be reasonably estimated. If the reasonable estimate of a probable loss is a range, the Company records the most probable estimate of the loss or the minimum amount when no amount within the range is a better estimate than any other amount. The Company discloses a contingent liability even if the liability is not probable or the amount is not estimable, or both, if there is a reasonable possibility that material loss may have been incurred. In the opinion of management, as of May 31, 2020, the amount of liability, if any, with respect to these matters, individually or in the aggregate, will not materially affect the Company’s consolidated results of operations, financial position, or cash flows.

13.       Fair Value Measurements

Assets and liabilities that are measured at fair value on a recurring basis primarily relate to equity securities in an ultra-short bond fund. These items are marked-to-market at each reporting period, and the Company estimates that market value approximates costs.

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurements Using Inputs Considered as
	Fair value as of May 31, 2020	Level 1	Level 2	Level 3
Available for sale securities	$5,450,693	$5,450,693	$—	$—

		Fair Value Measurements Using Inputs Considered as
	Fair value as of August 31, 2019	Level 1	Level 2	Level 3
Available for sale securities	$3,565,258	$3,565,258	$—	$—

Financial assets that are classified as Level 1 securities include cash equivalents and available for sale securities. These are valued using quoted market prices in an active market. There were no transfers between Level 1, Level 2, or Level 3 during the three and nine months ended May 31, 2020 and 2019.

14.       SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information consisted of:

	Three Months Ended
	May 31, 2020	May 31, 2019
Cash paid for interest	$10,724	$5,165
Cash paid for income taxes	—	—

	Nine Months Ended
	May 31, 2020	May 31, 2019
Cash paid for interest	$20,101	$11,357
Cash paid for income taxes	—	53,975

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

NTIC’s Subsidiaries and Joint Venture Network

NTIC has ownership interests in nine operating subsidiaries in North America, South America, Europe, and Asia. The following table sets forth a list of NTIC’s operating subsidiaries as of May 31, 2020, the country in which the subsidiary is organized, and NTIC’s ownership percentage in each subsidiary:

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

The following table sets forth a list of NTIC’s operating joint ventures as of May 31, 2020, the country in which the joint venture is organized, and NTIC’s ownership percentage in each joint venture:

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

Impact of the COVID-19 Pandemic

In March 2020, the World Health Organization declared the novel coronavirus (COVID-19) outbreak a global pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, created significant volatility and disruption in financial markets and has resulted in an economic slowdown. The outbreak and continuing rapid spread of COVID-19 has resulted in a substantial curtailment of business activities worldwide and is causing weakened economic conditions, both in the United States and abroad.

As part of efforts to contain the spread of COVID-19, federal, state, local and foreign governments imposed various restrictions on the conduct of business and travel, some of which remain in place in whole or in part. Government restrictions, such as stay-at-home orders, quarantines and worker absenteeism as a result of COVID-19, have led to a significant number of business closures and slowdowns. These business closures and slowdowns have adversely impacted and will likely continue to adversely impact NTIC directly and have caused some of NTIC’s customers and suppliers to operate at a fraction of their capacities or wholly lock down, which has disrupted and may continue to disrupt NTIC’s sales and production.

As the events surrounding the COVID-19 pandemic continued to unfold during the third quarter of fiscal 2020, NTIC’s primary focus was, and continues to be, the health, safety and wellbeing of its employees, customers and suppliers. In order to continue its operations, as permitted by respective state, local and foreign governments, NTIC has adopted numerous safety measures in accordance with U.S. Centers for Disease Control and Prevention, World Health Organization, and federal, state, local and foreign guidance in order to protect its employees, customers and suppliers. These safety measures include, but are not limited to, adhering to social distancing protocols, enabling the majority of its employees to work from home, suspending non-essential travel, disinfecting facilities and workspaces extensively and frequently, suspending all non-essential visitors and requiring employees who must be present at NTIC’s facilities to wear face coverings. NTIC expects to continue such safety measures for the foreseeable future and may take further actions, or adapt these existing policies, as government authorities may require or recommend or as it may determine to be in the best interests of its employees, customers and suppliers.

NTIC has been balancing its safety-focused approach with the needs of its customers. Government mandated measures resulting in the substantial curtailment of business activities generally have excluded certain essential businesses and services, including certain manufacturing. With the exception of the temporary closures of NTIC’s facilities in China and India during the second and third fiscal quarter of 2020, NTIC’s manufacturing activities are generally considered part of the “critical sector” with respect to state and local government orders. This has allowed NTIC to continue to receive orders and provide uninterrupted order fulfillment to its customers. However, its facilities have been operating at a reduced capacity in order to abide by local government requirements and recommendations, such as social distancing practices, and in response to reduced demand. During the third quarter of fiscal 2020, certain of NTIC’s facilities were impacted by reduced levels of production, manufacturing inefficiencies due to the reconfiguration of certain of its manufacturing processes in order to implement social distancing protocols and reduced demand. NTIC has engaged and continues to engage in communications with its suppliers in an attempt to identify and mitigate supply chain risks and proactively manage inventory levels in order to align production with demand. While domestic and international governmental measures may be modified or extended, NTIC currently expects that its global facilities will remain operational, although operating at reduced production capacity at certain of its facilities, during the remainder of fiscal 2020. However, such expectation is dependent upon future governmental actions and demand for NTIC’s products, the stability of its global supply chain and the ability of carriers to transport supplies to its facilities and products to its customers.

As a result of the global economic slowdown caused by the COVID-19 pandemic, NTIC began experiencing softened demand. During the third quarter of fiscal 2020, demand significantly decreased, which had a material adverse effect on NTIC’s business, operating results and financial condition. NTIC anticipates decreased global demand for its products and services during the fourth quarter of fiscal 2020 and beyond. Due to the international reach of COVID-19, NTIC’s international joint ventures have also been adversely impacted, which has had and may continue to have a material adverse effect on NTIC’s joint venture operations and equity in income from joint ventures. It is currently not possible to predict the precise potential impact, as well as the extent of any impact, of the COVID-19 pandemic on NTIC’s business and on the global economy as a whole. It is also currently not possible to predict how long the pandemic will last or the time that it will take for economic activity to return to prior levels. A prolonged situation could have a significant adverse effect on economies and financial markets globally, potentially leading to a significant worldwide economic downturn, which could have a significant adverse effect on NTIC’s business, operating results and financial condition.

The extent to which the COVID-19 pandemic will continue to impact NTIC’s business will likely depend on numerous evolving factors that NTIC may not be able to accurately predict, including:

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

NTIC’s consolidated net sales decreased 34.6% and 11.1% during the three and nine months ended May 31, 2020, respectively, compared to the three and nine months ended May 31, 2019. NTIC’s consolidated net sales for the three months ended May 31, 2020 were adversely affected by reduced demand globally as a result of the COVID-19 pandemic. NTIC anticipates that the COVID-19 pandemic will continue to significantly adversely affect NTIC’s consolidated net sales and earnings in the fourth quarter of fiscal 2020 and beyond.

During the three and nine months ended May 31, 2020, 75.5% and 70.0% of NTIC’s consolidated net sales, respectively, were derived from sales of ZERUST® products and services, which decreased 27.0% and 10.0% to $7,356,781 and $26,322,515, respectively, compared to $10,077,203 and $29,250,772 during the three and nine months ended May 31, 2019, respectively. These decreases were due to lower sales to existing customers for products as a result of decreased demand. NTIC has focused its sales efforts of ZERUST® products and services by strategically targeting customers with specific corrosion issues in new market areas, including the oil and gas industry and other industrial sectors that offer sizable growth opportunities. NTIC’s consolidated net sales for the nine months ended May 31, 2020 included $2,012,543 of sales made to customers in the oil and gas industry, compared to $2,225,490 for the nine months ended May 31, 2019. Overall demand for ZERUST® products and services depends heavily on the overall health of the markets in which NTIC sells its products, including the automotive, oil and gas, agriculture, and mining markets in particular. NTIC’s sales of ZERUST® products and services for the three months ended May 31, 2020 were adversely affected by reduced demand globally as a result of the COVID-19 pandemic. NTIC anticipates that the COVID-19 pandemic will continue to significantly adversely affect sales of ZERUST® products and services in the fourth quarter of fiscal 2020 and beyond.

During the three and nine months ended May 31, 2020, 24.5% and 30.0% of NTIC’s consolidated net sales, respectively, were derived from sales of Natur-Tec® products, compared to 32.3% and 30.9% during the three and nine months ended May 31, 2019, respectively. Net sales of Natur-Tec® products decreased 50.4% and 13.5% during the three and nine months ended May 31, 2020, respectively, compared to the three and nine months ended May 31, 2019 primarily due to a decrease in finished product sales in North America and finished product sales at NTIC’s majority-owned subsidiary in India, Natur-Tec India Private Limited (Natur-Tec India), and reduced demand globally as a result of the COVID-19 pandemic. NTIC anticipates that the COVID-19 pandemic will continue to significantly adversely affect sales of Natur-Tec® products in the fourth quarter of fiscal 2020 and beyond.

Cost of goods sold as a percentage of net sales decreased to 66.7% during the three months ended May 31, 2020, compared to 68.1% during the three months ended May 31, 2019 and decreased to 66.4% during the nine months ended May 31, 2020, compared to 68.3% during the prior fiscal year period, primarily as a result of a decreased percentage of product sales from Natur-Tec® products that have lower gross margins than NTIC’s traditional ZERUST® industrial products.

NTIC’s equity in income from joint ventures decreased 56.8% and 38.1% to $811,787 and $3,466,581 during the three and nine months ended May 31, 2020, respectively, compared to $1,877,410 and $5,596,788 during the three and nine months ended May 31, 2019, respectively. These decreases were primarily due to corresponding decreases in net sales at the joint ventures, which decreased 32.4% and 20.3% to $18,782,233 and $68,531,897 during the three and nine months ended May 31, 2020, respectively, compared to $27,774,112 and $86,003,918 for the three and nine months ended May 31, 2019, respectively. These decreases in net sales of NTIC’s joint ventures were primarily due to lower sales to existing customers for existing products as a result of decreased demand. The decreases in net sales of NTIC’s joint ventures resulted in corresponding decreases in fees for services provided to joint ventures, as such fees are a function of net sales of NTIC’s joint ventures. NTIC anticipates that net sales of its joint ventures will continue to decrease significantly as a result of decreased demand as a result of the COVID-19 pandemic and may continue to have a significant adverse effect on NTIC’s equity in income from its joint ventures.

NTIC’s total operating expenses decreased 10.2% and increased 0.8% to $5,651,075 and $18,011,443 during the three and nine months ended May 31, 2020, respectively, compared to $6,293,725 and $17,868,928 for the three and nine months ended May 31, 2019, respectively. These changes were due to the decrease in overall operating expenses during the three months ended May 31, 2020 due to the suspension of travel and work from home initiatives as a result of the COVID-19 pandemic.

NTIC spent $950,127 and $2,918,163 during the three and nine months ended May 31, 2020, respectively, compared to $1,005,045 and $2,804,739 during the three and nine months ended May 31, 2019, respectively, in connection with its research and development activities. NTIC anticipates that it will spend a total of between $3,500,000 and $3,700,000 in fiscal 2020 on research and development activities.

NTIC incurred a net loss attributable to NTIC of $(965,221), or $(0.11) per diluted common share, for the three months ended May 31, 2020, compared to net income attributable to NTIC of $1,482,149, or $0.16 per diluted common share, for the three months ended May 31, 2019, a decrease of $2,447,370 or $0.27 per diluted share. Net income attributable to NTIC decreased to $427,163, or $0.05 per diluted common share, for the nine months ended May 31, 2020, compared to $4,380,776, or $0.46 per diluted common share, for the nine months ended May 31, 2019, a decrease of $3,953,613 or $0.41 per diluted share. NTIC anticipates that its earnings may continue to be significantly adversely affected by the COVID-19 pandemic in the fourth quarter of fiscal 2020 and beyond and that its quarterly net income or loss will continue to remain subject to significant volatility primarily due to the financial performance of its subsidiaries and joint ventures, sales of its ZERUST® products and services into the oil and gas industry, and sales of its Natur-Tec® bioplastics products, which fluctuate more on a quarterly basis than the traditional ZERUST® business.

NTIC’s working capital, defined as current assets less current liabilities, was $28,135,178 at May 31, 2020, including $5,050,722 in cash and cash equivalents and $5,450,693 in available for sale securities, compared to $25,460,569 at August 31, 2019, including $5,856,758 in cash and cash equivalents and $3,565,258 in available for sale securities.

On April 23, 2020, the Company announced the temporary suspension of its quarterly cash dividend pending clarity on the COVID-19 crisis. Therefore, the Company did not declare a cash dividend during the quarter ended May 31, 2020. Prior to this suspension, on January 22, 2020, the Company’s Board of Directors declared a cash dividend of $0.065 per share of NTIC’s common stock, payable on February 19, 2020 to stockholders of record on February 5, 2020. On October 22, 2019, the Company’s Board of Directors declared a cash dividend of $0.065 per share of NTIC’s common stock, payable on November 20, 2019 to stockholders of record on November 6, 2019. During fiscal 2019, the Company’s Board of Directors declared four quarterly cash dividends of $0.06 per share each. The length of the Company’s suspension of its quarterly cash dividend is currently unknown, and the declaration of future dividends is not guaranteed and will be determined by NTIC’s Board of Directors in light of conditions then existing, including NTIC’s earnings, financial condition, cash requirements, restrictions in financing agreements, business conditions, and other factors, including without limitation the effect of COVID-19 on NTIC’s business, operating results and financial condition.

Results of Operations

The following table sets forth NTIC’s results of operations for the three and nine months ended May 31, 2020 and 2019.

	Three Months Ended
	May 31, 2020	% of Net Sales	May 31, 2019	% of Net Sales	$ Change	% Change
Net sales, excluding joint ventures	$9,071,072	93.1%	$13,780,804	92.5%	$(4,709,732)	(34.2)%
Net sales, to joint ventures	673,751	6.9%	1,112,313	7.5%	(438,562)	(39.4)%
Cost of goods sold	6,499,102	66.7%	10,138,353	68.1%	(3,639,251)	(35.9)%
Equity in income from joint ventures	811,787	8.3%	1,877,410	12.6%	(1,065,623)	(56.8)%
Fees for services provided to joint ventures	876,706	9.0%	1,433,823	9.6%	(557,117)	(38.9)%
Selling expenses	2,487,396	25.5%	2,761,488	18.5%	(274,092)	(9.9)%
General and administrative expenses	2,213,552	22.7%	2,527,192	17.0%	(313,640)	(12.4)%
Research and development expenses	950,127	9.8%	1,005,045	6.7%	(54,918)	(5.5)%

	Nine Months Ended
	May 31, 2020	% of Net Sales	May 31, 2019	% of Net Sales	$ Change	% Change
Net sales, excluding joint ventures	$36,105,009	96.0%	$39,998,118	94.6%	$(3,893,109)	(9.7)%
Net sales, to joint ventures	1,504,997	4.0%	2,304,455	5.4%	(799,458)	(34.7)%
Cost of goods sold	24,991,487	66.4%	28,883,589	68.3%	(3,892,102)	(13.5)%
Equity in income from joint ventures	3,466,581	9.2%	5,596,788	13.2%	(2,130,207)	(38.1)%
Fees for services provided to joint ventures	3,491,244	9.3%	4,299,032	10.2%	(807,788)	(18.8)%
Selling expenses	8,484,928	22.6%	8,077,663	19.1%	407,265	5.0%
General and administrative expenses	6,608,352	17.6%	6,986,526	16.5%	(378,174)	(5.4)%
Research and development expenses	2,918,163	7.8%	2,804,739	6.6%	113,424	4.0%

Net Sales. NTIC’s consolidated net sales decreased 34.6% and 11.1% to $9,744,823 and $37,610,006 during the three and nine months ended May 31, 2020, respectively, compared to the three and nine months ended May 31, 2019. NTIC’s consolidated net sales for the three months ended May 31, 2020 were adversely affected by reduced demand globally as a result of the COVID-19 pandemic. NTIC’s consolidated net sales to unaffiliated customers excluding NTIC’s joint ventures decreased 34.2% and 9.7% to $9,071,072 and $36,105,009 during the three and nine months ended May 31, 2020, respectively, compared to the same respective periods in fiscal 2019. Net sales to joint ventures decreased 39.4% and 34.7% to $673,751 and $1,504,997 during the three and nine months ended May 31, 2020, respectively, compared to the same respective periods in fiscal 2019. These decreases were primarily a result of reduced demand globally as a result of the COVID-19 pandemic. NTIC anticipates that the COVID-19 pandemic will continue to significantly adversely affect sales of ZERUST® products and services in the fourth quarter of fiscal 2020 and beyond.

The following table sets forth NTIC’s net sales by product segment for the three and nine months ended May 31, 2020 and 2019 by segment:

	Three Months Ended		Nine Months Ended
	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019
Total ZERUST® sales	$7,356,781	$10,077,203	$26,322,515	$29,250,772
Total Natur-Tec® sales	2,388,042	4,815,914	11,287,491	13,051,801
Total net sales	$9,744,823	$14,893,117	$37,610,006	$42,302,573

During the three and nine months ended May 31, 2020, 75.5% and 70.0% of NTIC’s consolidated net sales, respectively, were derived from sales of ZERUST® products and services, which decreased 27.0% and 10.0% to $7,356,781 and $26,322,515 during the three and nine months ended May 31, 2020, respectively, compared to $10,077,203 and $29,250,772 during the three and nine months ended May 31, 2019, respectively.

NTIC has strategically focused its sales efforts for ZERUST® products and services on customers with sizeable corrosion problems in industry sectors that offer sizable growth opportunities, including the oil and gas sector. Overall, demand for ZERUST® products and services depends heavily on the overall health of the market segments to which NTIC sells its products, including the automotive, oil and gas, agriculture, and mining markets in particular. These decreases were primarily a result of reduced demand globally as a result of the COVID-19 pandemic. NTIC anticipates that the COVID-19 pandemic will continue to significantly adversely affect sales of ZERUST® products and services in the fourth quarter of fiscal 2020 and beyond.

The following table sets forth NTIC’s net sales of ZERUST® products for the three and nine months ended May 31, 2020 and 2019:

	Three Months Ended
	May 31, 2020	May 31, 2019	$ Change	% Change
ZERUST® industrial net sales	$6,258,348	$8,244,759	$(1,986,411)	(24.1)%
ZERUST® joint venture net sales	673,752	950,414	(276,662)	(29.1)%
ZERUST® oil & gas net sales	424,681	882,030	(457,349)	(51.9)%
Total ZERUST® net sales	$7,356,781	$10,077,203	$(2,720,422)	(27.0)%

	Nine Months Ended
	May 31, 2020	May 31, 2019	$ Change	% Change
ZERUST® industrial net sales	$22,804,975	$24,882,727	$(2,077,752)	(8.4)%
ZERUST® joint venture net sales	1,504,997	2,142,555	(637,558)	(29.8)%
ZERUST® oil & gas net sales	2,012,543	2,225,490	(212,947)	(9.6)%
Total ZERUST® net sales	$26,322,515	$29,250,772	$(2,928,257)	(10.0)%

NTIC’s total ZERUST® net sales decreased during the three months and nine months ended May 31, 2020, compared to the prior fiscal year periods, primarily due to an overall decreased demand for ZERUST® industrial products and services in North America and decreased demand for ZERUST® oil and gas products and services. NTIC’s sales of ZERUST® products and services for the three months ended May 31, 2020 were adversely affected by reduced demand globally as a result of the COVID-19 pandemic.

Demand for ZERUST® products and services decreased significantly beginning in February 2020 largely as a result of the COVID-19 outbreak in China and will likely have a significant adverse effect on sales of ZERUST® products and services in the fourth quarter of fiscal 2020 and beyond. Although net sales by NTIC’s wholly owned NTIC China subsidiary decreased 16.3% to $3.1 million for the three months ended May 31, 2020, compared to $3.7 million for the same period last fiscal year, management believes NTIC China sales are beginning to improve to close to pre-pandemic levels due primarily to NTIC’s successful expansion into new non-automotive market segments in China.

ZERUST® oil and gas net sales decreased 51.9% during the three months ended March 31, 2020 compared to the same period last fiscal year primarily as a result of the COVID-19 pandemic. The pandemic’s impact on NTIC’s ZERUST® oil and gas business was primarily due to significantly lower oil prices and travel restrictions, which inhibited NTIC’s ability to travel to customer sites in order to install solutions. NTIC expects its oil and gas sales will continue to be impacted for the duration of the pandemic. NTIC also anticipates that its sales of ZERUST® products and services into the oil and gas industry will continue to remain subject to significant volatility from quarter to quarter as sales are recognized, specifically due to the volatility of oil prices. Demand for oil and gas products around the world depends primarily on market acceptance and the reach of NTIC’s distribution network. Because of the typical size of individual orders and overall size of NTIC’s net sales derived from sales of oil and gas products, the timing of one or more orders can materially affect NTIC’s quarterly sales compared to prior fiscal year quarters.

During the three and nine months ended May 31, 2020, 24.5% and 30.0% of NTIC’s consolidated net sales, respectively, were derived from sales of Natur-Tec® products, which decreased 50.4% and 13.5% to $2,388,042 and $11,287,491 during the three and nine months ended May 31, 2020, respectively, compared to the three and nine months ended May 31, 2019. These decreases were primarily due to a decrease in finished product sales in North America and finished product sales at NTIC’s majority-owned subsidiary in India, Natur-Tec India Private Limited (Natur-Tec India), and decreased demand globally as a result of the COVID-19 pandemic. The COVID pandemic has adversely impacted demand from across the apparel industry, as well as many large users of bioplastics, including college campuses, stadiums, arenas, restaurants, and corporate office complexes. NTIC currently expects these customers will be some of the last businesses to re-open, and accordingly, anticipates that the COVID-19 pandemic will continue to significantly adversely affect sales of Natur-Tec® products in the fourth quarter of fiscal 2020 and beyond.

Cost of Goods Sold. Cost of goods sold decreased 35.9% and 13.5% for the three and nine months ended May 31, 2020, respectively, compared to the three and nine months ended May 31, 2019. Cost of goods sold as a percentage of net sales decreased to 66.7% during the three months ended May 31, 2020, compared to 68.1% during the three months ended May 31, 2019 and 66.4% during the nine months ended May 31, 2020, compared to 68.3% during the nine months ended May 31, 2019. These decreases were due primarily to a decreased percentage of product sales from Natur-Tec® products that have lower gross margins than NTIC’s traditional ZERUST® industrial products.

Equity in Income from Joint Ventures. NTIC’s equity in income from joint ventures decreased 56.8% and 38.1% to $811,787 and $3,466,581 during the three and nine months ended May 31, 2020, respectively, compared to $1,877,410 and $5,596,788 during the three and nine months ended May 31, 2019, respectively. These changes were primarily a result of changing profitability of the joint ventures during the respective periods that fluctuate based on net sales. Of the total equity in income from joint ventures, NTIC had equity in income from joint ventures of $2,246,930 attributable to EXCOR during the nine months ended May 31, 2020, compared to $4,094,763 during the nine months ended May 31, 2019. NTIC had equity in income from all other joint ventures of $1,219,651 during the nine months ended May 31, 2020, compared to $1,502,025 during the nine months ended May 31, 2019.

Fees for Services Provided to Joint Ventures. NTIC recognized fee income for services provided to joint ventures of $876,706 and $3,491,244 during the three and nine months ended May 31, 2020, respectively, compared to $1,433,823 and $4,299,032 during the three and nine months ended May 31, 2019, respectively, representing decreases of 38.9% and 18.8%, respectively. Fee income for services provided to joint ventures is traditionally a function of the sales made by NTIC’s joint ventures. Total net sales of NTIC’s joint ventures decreased 32.4% and 20.3% to $18,782,233 and $68,531,897 during the three and nine months ended May 31, 2020, respectively, compared to $27,774,112 and $86,003,918 for the three and nine months ended May 31, 2019, respectively. Net sales of NTIC’s joint ventures are not included in NTIC’s consolidated financial statements. Of the total fee income for services provided to joint ventures, fees of $620,106 were attributable to EXCOR during the nine months ended May 31, 2020, $643,154 attributable to EXCOR during the nine months ended May 31, 2019. NTIC anticipates that net sales of its joint ventures may continue to decrease significantly as a result of continued decreased demand as a result of the COVID-19 pandemic and is expected to have a significant adverse effect on NTIC’s equity in income from its joint ventures for the fourth quarter of fiscal 2020 and beyond.

Selling Expenses. NTIC’s selling expenses decreased 9.9% for the three months ended May 31, 2020 compared to the same period in fiscal 2019 due primarily to decreased travel expenses and other expenses due to work from home arrangements necessitated by the COVID-19 pandemic. NTIC’s selling expenses increased 5.0% for the nine months ended May 31, 2020 compared to the same period in fiscal 2019 due primarily to increased operating expenses associated with ZERUST® sales efforts, consisting primarily of personnel expenses. Selling expenses as a percentage of net sales increased to 25.5% and 22.6% for the three and nine months ended May 31, 2020, respectively, from 18.5% and 19.1% for the three and nine months ended May 31, 2019, respectively, primarily due to the decrease in net sales as previously described.

General and Administrative Expenses. NTIC’s general and administrative expenses decreased 12.4% and 5.4% for the three and nine months ended May 31, 2020, respectively, compared to the same respective periods in fiscal 2019 primarily due to decreased travel expenses and other expenses due to work from home arrangements necessitated by the COVID-19 pandemic, partially offset by a $170 thousand charge due to a loss on disposal of certain fixed assets and patents. As a percentage of net sales, general and administrative expenses increased to 22.7% and 17.6% for the three and nine months ended May 31, 2020, respectively, from 17.0% and 16.5% for the same respective periods in fiscal 2019. These increases were primarily due to the decrease in net sales as previously described.

Research and Development Expenses. NTIC’s research and development expenses decreased 5.5% for the three months ended May 31, 2020 compared to the same period in fiscal 2019 primarily due to decreased travel expenses and other expenses due to work from home arrangements necessitated by the COVID-19 pandemic. NTIC’s research and development expenses increased 4.0% for the nine months ended May 31, 2020 compared to the same period in fiscal 2019 primarily due to a slight increase in spending on personnel.

Interest (Expense) Income. NTIC incurred interest expense of $(73,378) during the three months ended May 31, 2020 compared to interest income of $18,949 during the three ended May 31, 2019. NTIC incurred interest income of $15,881 during the nine months ended May 31, 2020 compared to interest income of $40,666 during the nine months ended May 31, 2019. These changes were due primarily to volatile changes to the invested cash in a conservative bond fund.

(Loss) Income Before Income Tax Expense. NTIC incurred a loss before income tax expense of $(790,239) for the three months ended May 31, 2020 compared to income before income tax expense of $1,791,221 for the three months ended May 31, 2019. NTIC incurred income before income tax expense of $1,580,782 for the nine months ended May 31, 2020 compared to $5,486,542 for the nine months ended May 31, 2019.

Income Tax Expense. Income tax expense was $142,285 and $869,945 for the three and nine months ended May 31, 2020, respectively, compared to income tax expense of $150,257 and $652,331 during the three and nine months ended May 31, 2019, respectively. Income tax expense was calculated based on management’s estimate of NTIC’s annual effective income tax rate. The quarter-over-quarter increase in the Company’s effective income tax rate is primarily due to foreign withholding taxes paid on dividends received from NTIC’s joint ventures during the quarter. Dividends received from NTIC’s joint ventures do not represent a component of income before income tax expense. Therefore, to the extent dividends received from NTIC’s joint ventures exceed estimated amounts, foreign withholding taxes paid on such dividends result in an increase in the effective income tax rate in comparison to prior periods.

NTIC considers the earnings of certain foreign joint ventures to be indefinitely invested outside the United States on the bases of estimates that NTIC’s future domestic cash generation will be sufficient to meet future domestic cash needs. As a result, U.S. income and foreign withholding taxes have not been recognized on the cumulative undistributed earnings of $19,706,983 and $22,178,126 at May 31, 2020 and August 31, 2019, respectively. To the extent undistributed earnings of NTIC’s joint ventures are distributed in the future, they are not expected to result in any material additional income tax liability after the application of foreign tax credits.

Net (Loss) Income Attributable to NTIC. Net loss attributable to NTIC was $(965,221), or $(0.11) per diluted common share, for the three months ended May 31, 2020, compared to net income attributable to NTIC of $1,482,149, or $0.16 per diluted common share, for the three months ended May 31, 2019, a decrease of $(2,447,370), or $0.27 per diluted common share. Net income attributable to NTIC decreased to $427,163, or $0.05 per diluted common share, for the nine months ended May 31, 2020, compared to $4,380,776, or $0.46 per diluted common share, for the nine months ended May 31, 2019, a decrease of $3,953,613, or $0.41 per diluted common share. These decreases were primarily the result of the decreases in income from joint venture operations during the current fiscal year periods compared to the prior fiscal year periods due to the impact of the COVID-19 pandemic.

NTIC anticipates that its earnings will be significantly adversely affected by the COVID-19 pandemic in the fourth quarter of fiscal 2020 and beyond and that its quarterly net income or loss will continue to remain subject to significant volatility primarily due to the financial performance of its subsidiaries and joint ventures, sales of its ZERUST® products and services into the oil and gas industry, and sales of its Natur-Tec® bioplastics products, which fluctuate more on a quarterly basis than the traditional ZERUST® business.

Other Comprehensive Income - Foreign Currency Translations Adjustment. The changes in the foreign currency translations adjustment were due to the fluctuations of the U.S. dollar compared to the Euro and other foreign currencies during the three and nine months ended May 31, 2020 compared to the same periods in fiscal 2019.

Liquidity and Capital Resources

Sources of Cash and Working Capital. NTIC’s working capital, defined as current assets less current liabilities, was $28,135,178 at May 31, 2020, including $5,050,722 in cash and cash equivalents and $5,450,693 in available for sale securities, compared to $25,460,569 at August 31, 2019, including $5,856,758 in cash and cash equivalents and $3,565,258 in available for sale securities.

As of May 31, 2020, NTIC had a revolving line of credit with PNC Bank of $3,000,000 with no amounts outstanding. At the option of the Company, outstanding advances under the line of credit bear interest at either (a) an annual rate based on LIBOR plus 2.15% for the applicable LIBOR interest period selected by the Company or (b) at the rate publicly announced by PNC Bank from time to time as its prime rate. On December 16, 2019, the Company and PNC Bank extended the maturity date of the line of credit from January 7, 2020 to January 7, 2021. All other terms of the line of credit and the loan agreement and other documents evidencing the line of credit remain the same. It is anticipated that, as historically has been the practice, the line of credit will be renewed each year for one additional year for the immediate foreseeable future.

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

The line of credit is subject to standard covenants, including affirmative financial covenants, such as the maintenance of a minimum fixed charge coverage ratio, and negative covenants, which, among other things, limit the incurrence of additional indebtedness, loans and equity investments, disposition of assets, mergers and consolidations, and other matters customarily restricted in such agreements. Under the loan agreement, NTIC is subject to a minimum fixed charge coverage ratio of 1.10:1.00. As of May 31, 2020, NTIC was in compliance with all debt covenants.

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

Uses of Cash and Cash Flows. Net cash provided by operating activities during the nine months ended May 31, 2020 was $3,012,533, which resulted principally from NTIC’s net income, dividends received from joint ventures, stock-based compensation, depreciation, amortization, and a decrease in accounts receivable, partially offset by NTIC’s equity in income from joint ventures and an increase in inventory, accrued liabilities and accounts payable. Net cash provided by operating activities during the nine months ended May 31, 2019 was $2,717,391, which resulted principally from NTIC’s net income, dividends received from joint ventures, stock-based compensation, depreciation, amortization, and an increase in accounts payable and accounts receivable, partially offset by NTIC’s equity in income from joint ventures, an increase in inventory and a decrease in accrued liabilities.

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

NTIC experienced a decrease in trade receivables and an increase in inventory as of May 31, 2020, compared to August 31, 2019. Trade receivables, excluding joint ventures, as of May 31, 2020 decreased $2,234,632, compared to August 31, 2019, primarily related to the timing of collections and the decrease in sales.

Outstanding trade receivables, excluding joint ventures balances, as of May 31, 2020 increased 9 days to an average of 77 days from balances outstanding from these customers as of August 31, 2019.

Outstanding trade receivables from joint ventures as of May 31, 2020 increased $32,904, compared to August 31, 2019 primarily due to the timing of payments. Outstanding balances from trade receivables from joint ventures decreased an average of 132 days to an average of 118 days from balances outstanding from these customers, compared to August 31, 2019. The average days outstanding of trade receivables from joint ventures as of May 31, 2020 were primarily due to the receivable balances at NTIC’s joint ventures in South Korea and Thailand.

Outstanding receivables for services provided to joint ventures as of May 31, 2020 decreased $391,880, compared to August 31, 2019, and the average days to pay increased an average of 11 days to an average of 93 days, compared to August 31, 2019.

Net cash used in investing activities for the nine months ended May 31, 2020 was $2,337,471, which was primarily the result of proceeds from the sale of available for sale securities, partially offset by the purchase of available for sale securities and the purchase of property and equipment. Net cash used in investing activities for the nine months ended May 31, 2019, was $43,937, which was primarily the result of net proceeds from the sale of available for sale securities, partially offset by additions to property and equipment, and additions to patents.

Net cash used in financing activities for the nine months ended May 31, 2020 was $1,318,005 which resulted from dividends paid on NTIC common stock and a dividend paid to a non-controlling interest, partially offset by proceeds from NTIC’s employee stock repurchase plan. Net cash used in financing activities for the nine months ended May 31, 2019 was $1,648,602, which resulted from dividends paid on NTIC common stock and a dividend paid to a non-controlling interest, partially offset by an investment by a non-controlling interest and proceeds from NTIC’s employee stock purchase plan.

Share Repurchase Plan. On January 15, 2015, NTIC’s Board of Directors authorized the repurchase of up to $3,000,000 in shares of NTIC common stock through open market purchases or unsolicited or solicited privately negotiated transactions. This program has no expiration date but may be terminated by NTIC’s Board of Directors at any time. No repurchases occurred during the nine months ended May 31, 2020. As of May 31, 2020, up to $2,640,548 in shares of NTIC common stock remained available for repurchase under NTIC’s stock repurchase program.

Cash Dividends. During the nine months ended May 31, 2020, the Company’s Board of Directors declared cash dividends on the following dates in the following amounts to holders of record of the Company’s common stock as of the following record dates:

Declaration Date	Amount	Record Date	Payable Date
October 22, 2019	$0.065	November 6, 2019	November 20, 2019
January 22, 2020	$0.065	February 5, 2020	February 19, 2020

On April 23, 2020, the Company announced the temporary suspension of its quarterly cash dividend pending clarity on the novel strain of coronavirus (COVID-19) crisis. Therefore, the Company did not declare a cash dividend during the quarter ended May 31, 2020.

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

The declaration of future dividends is not guaranteed and will be determined by NTIC’s Board of Directors in light of conditions then existing, including NTIC’s earnings, financial condition, cash requirements, restrictions in financing agreements, business conditions, and other factors, including without limitation the effect of COVID-19 on its business, operating results, and financial condition.

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

Capital Expenditures and Commitments. NTIC spent $375,087 on capital expenditures during the nine months ended May 31, 2020, which related primarily to the purchase of new equipment. NTIC expects to spend an aggregate of approximately $500,000 to $600,000 on capital expenditures during fiscal 2020, which it expects will relate primarily to the purchase of new equipment.

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

At the option of NTIC, outstanding advances under NTIC’s $3,000,000 revolving line of credit with PNC Bank bear interest at either (a) an annual rate based on LIBOR plus 2.15% for the applicable LIBOR interest period selected by NTIC or (b) at the rate publicly announced by PNC Bank from time to time as its prime rate, and thus may subject NTIC to some market risk on interest rates. As of May 31, 2020, NTIC had no borrowings under the line of credit.

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

At the option of NTIC, outstanding advances under NTIC’s $3,000,000 revolving line of credit with PNC Bank bear interest at either (a) an annual rate based on LIBOR plus 2.15% for the applicable LIBOR interest period selected by NTIC or (b) at the rate publicly announced by PNC Bank from time to time as its prime rate and, thus, may subject NTIC to some market risk on interest rates. As of May 31, 2020, NTIC had no borrowings under the line of credit.

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

Changes in Internal Control over Financial Reporting

There was no change in NTIC’s internal control over financial reporting that occurred during the quarter ended May 31, 2020 that has materially affected or is reasonably likely to materially affect NTIC’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On March 23, 2015, NTIC and NTI Asean LLC (NTI Asean) filed a lawsuit in Tianjin No 1 Intermediate People’s Court against two individuals, Tao Meng and Xu Hui, related to breaches of duties and contractual commitments owed to NTI Asean under certain agreements related to NTIC’s former joint venture in China, Tianjin Zerust Anti-Corrosion Technologies Ltd. (Tianjin Zerust). The lawsuit alleges, among other things, that Mr. Tao Meng and Mr. Xu Hui have engaged in self-dealing, usurped business opportunities, and received economic benefits that were required to go to Tianjin Zerust. As of May 31, 2020, NTIC is not able to reasonably estimate the amount of any recovery to NTI Asean, if any.

ITEM 1A.	RISK FACTORS

Although Item 1A is inapplicable to NTIC as a smaller reporting company, NTIC hereby discloses the following additional risk to NTIC’s risk factors described in its annual report on Form 10-K for the fiscal year ended August 31, 2019:

The outbreak and continuing rapid spread of a novel strain of the coronavirus (COVID-19) has already adversely impacted and will likely continue to adversely impact NTIC’s business, operating results and financial condition.

The outbreak and continuing rapid spread of COVID-19 has resulted in a substantial curtailment of business activities worldwide and is causing weakened economic conditions, both in the United States and many countries abroad. As part of intensifying efforts to contain the spread of COVID-19, a growing number of state, local and foreign governments have imposed various restrictions on the conduct of business and travel. Government restrictions, such as stay-at-home orders, quarantines and worker absenteeism as a result of COVID-19 have led to a significant number of business closures and slowdowns. These business closures and slowdowns have already adversely impacted and will likely continue to adversely impact NTIC directly, as well as cause its customers and suppliers to slow or stop production, which will likely significantly disrupt NTIC’s sales, production and supply chain. For example, as a result of the COVID-19 outbreak in China in December 2019, NTIC experienced decreased demand for its products and services in China and other places in Asia during the three months ended February 29, 2020. The operations at NTIC China were suspended on January 18, 2020 and did not resume until February 28, 2020. In addition, NTIC’s location in India was under mandated governmental shutdown until April 15, 2020. NTIC anticipates significantly decreased global demand for its products and services during third quarter of fiscal 2020 and beyond. This significantly decreased demand will likely have a material adverse effect on NTIC’s business, operating results and financial condition beginning with third quarter of fiscal 2020. Due to the international reach of COVID-19, NTIC anticipates that its international joint ventures will also be adversely impacted by the causes listed above, as well as other local issues that may arise, which will likely have a material adverse effect on NTIC’s joint venture operations and equity in income from joint ventures in the third quarter of fiscal 2020 and beyond. It is currently not possible to predict the precise potential impact, as well as the extent of any impact, of the COVID-19 pandemic on NTIC’s business, and on the global economy as a whole. It is also currently not possible to predict how long the pandemic will last or the time that it will take for economic activity to return to prior levels. A prolonged situation could have a significant adverse effect on economies and financial markets globally, potentially leading to a significant worldwide economic downturn, which could have a significant adverse effect on NTIC’s business, operating results and financial condition.

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

Recent Sales of Unregistered Equity Securities

During the three months ended May 31, 2020, NTIC did not issue any shares of its common stock or other equity securities of NTIC that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

The following table shows NTIC’s third quarter of fiscal 2020 stock repurchase activity.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
March 1, 2020 through March 31, 2020	0	$0	0	(1)
April 1, 2020 through April 30, 2020	0	$0	0	(1)
May 1, 2020 through May 31, 2020	0	$0	0	(1)
Total	0	$0	0	(1)(2)

(1)	On January 15, 2015, NTIC’s Board of Directors authorized the repurchase of up to $3,000,000 in shares of NTIC common stock through open market purchases or unsolicited or solicited privately negotiated transactions. This program has no expiration date but may be terminated by NTIC’s Board of Directors at any time.

(2)	As of May 31, 2020, up to $2,640,548 in shares of NTIC common stock remained available for repurchase under NTIC’s stock repurchase program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

The following exhibits are being filed or furnished with this quarterly report on Form 10-Q:

Exhibit No.	Description	Method of Filing
31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101	The following materials from NTIC’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Comprehensive Income, (iv) the unaudited Consolidated Statements of Equity, (v) the unaudited Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

Date: July 9, 2020	Matthew C. Wolsfeld, CPA
Chief Financial Officer
(Principal Financial and Accounting Officer and
Duly Authorized to Sign on Behalf of the Registrant)

