Form 10-K
period 2020-08-31
NORTHERN TECHNOLOGIES INTERNATIONAL CORP
filed 2020-11-13
CIK 875582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2020

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The aggregate market value of the registrant’s common stock, excluding shares beneficially owned by affiliates, computed by reference to the closing sales price at which the common stock was last sold as of February 29, 2020 (the last business day of the registrant’s second fiscal quarter) as reported by the Nasdaq Global Market on that date was $86.9 million.

As of November 9, 2020, 9,104,636 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the registrant’s Proxy Statement for its 2021 Annual Meeting of Stockholders to be held January 15, 2021.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

ANNUAL REPORT ON FORM 10-K
FISCAL YEAR ENDED AUGUST 31, 2020

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

_______________

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

Natur-Tec® bio-based and compostable plastics are manufactured using NTIC’s patented and/or proprietary technologies and are intended to replace conventional petroleum-based plastics. The Natur-Tec® biopolymer resin compound portfolio includes formulations that have been optimized for a variety of applications, including blown-film extrusion, extrusion coating, injection molding, and engineered plastics. These resin compounds are certified to be fully biodegradable in a composting environment and are currently being used to produce finished products, including can liners, shopping and grocery bags, lawn and leaf bags, branded apparel packaging bags and accessories, and various foodservice items, such as disposable cutlery, drinking straws, food-handling gloves, and coated paper products. In North America, NTIC markets its Natur-Tec® resin compounds and finished products primarily through a network of regional and national distributors as well as independent agents. NTIC continues to see significant opportunities for finished bioplastic products and, therefore, continues to strengthen and expand its North American distribution network for finished Natur-Tec® bioplastic products.

Internationally, NTIC sells its Natur-Tec® resin compounds and finished products both directly and through its wholly-owned subsidiary in China and majority-owned subsidiaries in India and Sri Lanka, and through distributors and certain joint ventures.

Impact of COVID-19 Pandemic

In March 2020, the World Health Organization declared the novel coronavirus (COVID-19) outbreak a global pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, created significant volatility and disruption in financial markets and has resulted in an economic recession. As a result of the COVID-19 pandemic and related government mandated restrictions on the Company’s business, as well as the businesses of its joint ventures, customers and suppliers, disruption to the Company’s business and the manufacture and sale of its products and services has occurred and is expected to continue into fiscal 2021. Additionally, the Company expects the COVID-19 pandemic will likely continue to have a material adverse effect on its business, operating results and financial condition in fiscal 2021; however, the precise financial impact and duration cannot be reasonably estimated at this time.

In response to the impact of the COVID-19 pandemic, and given the uncertainty of its duration, the Company has taken a number of precautionary measures, including the withdrawal and suspension of its specific full-year financial guidance and the temporary suspension of its quarterly cash dividend.

NTIC’s Subsidiaries and Joint Venture Network

NTIC has ownership interests in nine operating subsidiaries in North America, South America, Europe, and Asia. The following table sets forth a list of NTIC’s operating subsidiaries as of November 9, 2020, the country in which the subsidiary is organized, and NTIC’s ownership percentage in each subsidiary:

Subsidiary Name	Country	NTIC Percent (%) Ownership
NTIC (Shanghai) Co., Ltd	China	100%
NTI Asean LLC	United States	60%
Zerust Prevenção de Corrosão S.A.	Brazil	85%
ZERUST-EXCOR MEXICO, S. de R.L. de C.V	Mexico	100%
Natur-Tec India Private Limited	India	75%
Natur Tec Lanka (Pvt) Ltd	Sri Lanka(1)	75%
NTIC Europe GmbH	Germany	100%
Zerust Singapore Pte Ltd	Singapore(2)	60%
Zerust Vietnam Co. Ltd	Vietnam(2)	60%

____________________

(1)	Natur Tec Lanka (Pvt) Ltd. is 100% owned by Natur-Tec India Private Limited and, therefore, indirectly owned by NTIC.
(2)	Zerust Singapore Pte Ltd and Zerust Vietnam Co. Ltd are 100% owned by NTI Asean LLC and, therefore, indirectly owned by NTIC.

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

The following table sets forth a list of NTIC’s operating joint ventures as of November 9, 2020, the country in which the joint venture is organized, and NTIC’s ownership percentage in each joint venture:

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

NTIC considers EXCOR, ACOBAL SAS, ZERUST OY, HARITA-NTI LTD and ZERUST SPECIALTY TECH CO. LTD. to be individually significant to NTIC’s consolidated assets and income as of August 31, 2020. Therefore, NTIC provides certain additional information regarding these joint ventures in the notes to NTIC’s consolidated financial statements and in this section of this report.

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

ZERUST® Corrosion Prevention Solutions. In fiscal 2020, 72.4% of NTIC’s consolidated net sales were derived from developing, manufacturing and marketing ZERUST® rust and corrosion inhibiting products and services.  NTIC’s consolidated net sales in fiscal 2020 included $34,474,535 in sales of ZERUST® rust and corrosion inhibiting products and services, a decrease of 9.7% from such sales in fiscal 2019. Corrosion not only damages the appearance of metal products and components but also negatively impacts their mechanical performance.  This applies to the rusting of ferrous metals (iron and steel) and the deterioration by oxidation of nonferrous metals (aluminum, copper, brass, etc.).  NTIC’s ZERUST® corrosion prevention solutions include plastic and paper packaging, powders, liquids, coatings, rust removers, cleaners, diffusers, and engineered solutions for the oil and gas industry as well as technical corrosion management and consulting services.

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

ZERUST® Corrosion Prevention Solutions Designed Specifically for the Oil and Gas Industry.  NTIC has developed proprietary engineered corrosion inhibiting solutions specifically for the mitigation of corrosion of the types of capital assets used in the petroleum and chemical process industries and has targeted the sale of these ZERUST® corrosion solutions to potential customers in the oil and gas industry. NTIC’s consolidated net sales in fiscal 2020 included $2,782,874 in sales made to customers in the oil and gas industry, an increase of 2.0% from such sales in fiscal 2019. NTIC anticipates that its sales of ZERUST® products and services into the oil and gas industry will continue to remain subject to significant volatility, specifically due to the volatility of oil prices brought about by various political factors, such as the recent price wars between Saudi Arabia and Russia, and economic factors, such as the recent price drop and global production slowdown caused by travel and other restrictions related to the COVID-19 pandemic. Demand for ZERUST® oil and gas products around the world depends primarily on market acceptance and the reach of NTIC’s distribution network. Because of the typical size of individual orders and overall size of NTIC’s net sales derived from sales of oil and gas products, the timing of one or more orders can materially affect NTIC’s sales compared to prior fiscal year period sales. Projects in Europe and the Middle East are a small but strategically important part of the sales growth picture. The infrastructure that supports the oil and gas industry is predominantly constructed using metals that are highly susceptible to corrosion. The industrial environment at these facilities usually contains compounds, including sulfides and chlorides, which cause aggressive corrosion. This problem affects the service life and safety of pipelines, petroleum storage tanks, spare parts in long-term storage, processing, and other critical equipment. In addition to the costs associated with the replacement of parts and structures, maintenance and repairs, and product loss, there are significant economic losses associated with critical infrastructure being down for repair and maintenance. Furthermore, there are also considerable health, safety, and environmental risks caused by corrosion that can greatly increase economic losses.  NTIC believes that its ZERUST® oil and gas corrosion prevention solutions minimize maintenance downtime on critical oil and gas industry infrastructure, extend the life of such infrastructure, and reduce the risk of environmental pollution due to leaks caused by corrosion.

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

ZERUST® ReCAST-SSB solutions protect the Soil Side Bottoms (SSB) of aboveground storage tanks through a variety of unique and highly effective delivery systems designed by the Zerust Oil & Gas team to deliver proprietary Zerion FVS corrosion inhibitor to spaces under tank bottoms that are susceptible to significant corrosion. Tank bottoms are typically made of steel plates, which are in direct contact with a foundation surface that may be concrete, sand/soil, or asphalt/bitumen. It is typically not possible to protect this underside surface with traditional coatings. Cathodic protection (CP) systems can only provide partial protection, but also have significant limitations that cause failures well ahead of the expected service life of a tank. The ZERUST® solutions provide effective protection even to areas that cannot be addressed with CP. These are engineered solutions where each system is tailored to a customer’s requirements depending on factors including the tank foundation design, specific environmental conditions, and tank diameter.

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

Natur-Tec® Resin Compounds and Finished Products. NTIC manufactures and sells a broad range of bioplastic packaging solutions, including bio-based and certified compostable (fully biodegradable) polymer resin compounds, and finished products under the Natur-Tec® brand. NTIC’s consolidated net sales in fiscal 2020 included $13,164,156 in sales of Natur-Tec® resins and finished products, a decrease of 25.1% over such sales in fiscal 2019.  Market drivers such as volatile petroleum prices, reduced dependence on foreign oil, reduced carbon footprints, requirements by multinational brands for sustainable packaging solutions that meet Circular Economy and environmentally responsible end-of-life disposal mandates, and concerns about plastic residue in the environment have led to heightened interest in using sustainable, bio-based and renewable plant-biomass resources for the manufacture of plastics and industrial products. Plastics that are fully biodegradable in composting or anaerobic digestor systems allow the safe and effective conversion of these plastics to carbon dioxide, water, and fertilizer at the end of their service life.  Increased environmental and sustainability awareness at the corporate and consumer level, improved technical properties and product functionality, as well as recent foreign, state, and local governmental regulations banning the use of conventional plastics or mandating the use of certain biodegradable or compostable products have also fueled this interest in bio-based and biodegradable-compostable plastics.  The term “bio-plastics” encompasses a broad category of plastics that are either bio-based, which means derived from renewable resources such as corn or cellulosic/plant material or blends thereof, or are engineered to be fully compostable, or both.

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

Natur-Tec® flexible film resin compounds are fully compostable and meet the requirements of international standards for compostable plastics, such as ASTM (American Society for Testing and Materials) D6400 (U.S.), EN 13432 (European standards for products and services by European Committee for Standardization), and ISO (International Organization for Standardization) 17088, and are certified as 100% compostable by organizations including the BPI (Biodegradable Products Institute) in the United States and TÜV Austria in Europe.  Natur-Tec® film resin compounds can be used to produce film for applications, such as bags, including compost bags, lawn and leaf bags, pet waste collection bags, and carry-out bags, agricultural film, and consumer and industrial packaging. Natur-Tec® film resin compounds are also used to produce bags and covers for branded apparel packaging and to manufacture specialty foodservice items, such as compostable drinking straws, thermoformed lids and disposable food-handling gloves.

The Natur-Tec® compostable extrusion coating resin compounds are bio-based and biodegradable and are designed to replace conventional plastic materials for extrusion coating applications.  Natur-Tec® extrusion coating resin compounds are manufactured using sustainable and renewable resources, per the ASTM D6866 standard, which allows companies and consumers the opportunity to reduce or neutralize their carbon footprint, and are designed to meet the requirements of international standards for compostable plastics, such as ASTM D6400.  Natur-Tec® extrusion coating resin compounds provide good adhesion to paper, an excellent print surface, and good heat seal strength and the coating material is suitable for food contact applications, including both hot and cold applications.  Natur-Tec® extrusion coating resin compounds can be used for coating paper and paperboards for the manufacture of disposable cups, plates, and other foodservice items.

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

In China, NTIC sells its products and services through NTIC China. NTIC has a wholly-owned or majority-owned subsidiaries to conduct its business in Brazil, Mexico, Vietnam and Singapore.

With respect to the sales and marketing of ZERUST® rust and corrosion inhibiting products and services to the oil and gas industry, NTIC uses a combination of direct sales personnel, independent sales agents, and its joint venture network.  In addition, in an attempt to penetrate the oil and gas industry within certain markets more quickly, NTIC has entered into various agreements with specific organizations that have existing long-term relationships with key oil and gas industry clients.  NTIC also engages in certain direct marketing activities to build its brand within the oil and gas industry, such as traditional advertising and direct mail campaigns and presence and participation at selected key trade shows and technical forums.  Additionally, NTIC has worked to adapt its marketing activities in light of the COVID-19 pandemic. NTIC continues to believe the sale of its ZERUST® corrosion prevention solutions to customers in the oil and gas industry will involve long sales cycles, likely including multi-year trial periods with each user and a slow integration process thereafter.

Natur-Tec® Resin Compounds and Finished Products.  In the United States, NTIC markets its Natur-Tec® resin compounds and finished products through a network of national and regional distributors and independent manufacturer’s sales representatives and two NTIC direct sales employees as of August 31, 2020.  Target customers for Natur-Tec® finished products include individual consumers as well as commercial and institutional organizations, such as corporations and government agencies, and educational organizations, such as universities and school districts. NTIC is also targeting key national and regional retailers utilizing independent sales agents.  Target customers for Natur-Tec® resin compounds include film extruders and injection molders that would purchase Natur-Tec® resin compounds to manufacture and sell their own finished bio-based and compostable end products, such as film, bags, and cutlery. Additionally, NTIC is targeting retailers and customers that may have applications for our products related to the COVID-19 pandemic.

Internationally, NTIC uses Natur-Tec India, Natur Tec Lanka, NTI China and a network of international distributors to market its Natur-Tec® resin compounds and finished products.   With Indian government mandates banning the use of non-biodegradable plastics in certain types of food and consumer packaging, NTIC expects the market in India for bio-plastic packaging solutions to continue to grow substantially. Similarly, in the last fiscal year, NTIC saw a rise in the sales of Natur-Tec® products in China and anticipates that sales will continue to grow.

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

NTIC anticipates that it will spend between $3,900,000 and $4,100,000 in fiscal 2021 on research and development activities.

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

Manufacturing

NTIC’s ZERUST® rust and corrosion inhibiting products are manufactured according to NTIC’s specifications primarily by selected independent sub-contractors under trade secrecy agreements and/or license agreements.  In addition, NTIC manufactures select ZERUST® rust and corrosion inhibiting products, consisting primarily of liquids and powders, at its corporate headquarters location in Circle Pines, Minnesota.

NTIC’s Natur-Tec® resin compounds and finished products are produced at facilities in India, China, Malaysia, and California, USA. NTIC’s Natur-Tec® resin compounds can be shipped to manufacturing facilities around the world, where they then can be converted into finished products, such as a bag or piece of cutlery. NTIC’s Natur-Tec® finished products are manufactured using NTIC’s Natur-Tec® resin compounds by select sub-contractors.

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

Availability of Raw Materials

NTIC does not typically carry excess quantities of raw materials because of widespread availability for such materials from various suppliers.  However, with respect to its Natur-Tec® resin compounds and finished products, there are a limited number of suppliers of the base resins used to manufacture the resin compounds and finished products. Additionally, there is growing demand for these base resins.  In the past and during fiscal year 2020, NTIC has experienced some delays in obtaining such base resins.  In addition, a few raw materials and purchased parts used in NTIC’s rust and corrosion inhibiting products and Natur-Tec® finished products are sourced from suppliers who currently serve as NTIC’s sole source of supply for these materials and parts.  Although NTIC believes it can obtain these raw materials and parts from other suppliers, an unexpected loss of supply over a short period of time may not allow NTIC time to replace these sources in the ordinary course of business.

Backlog

NTIC had an estimated order backlog of $3,593,000 as of August 31, 2020, compared to $3,224,000 as of August 31, 2019, which was generally across all business units. Sales relating to this backlog are expected to be realized during first quarter of fiscal 2021. These are orders that are held by NTIC pending release instructions from the customers to be used for just-in-time production. Customers generally place orders on an “as needed” basis and expect delivery within a relatively short period of time.

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

Employees

As of August 31, 2020, NTIC had 78 full-time employees located in North America, consisting of 21 in sales and marketing, 19 in research and development and lab, 27 in administration, and 11 in production.  As of August 31, 2020, NTIC’s wholly-owned subsidiary in China had 35 full-time employees, its majority-owned subsidiary in Brazil had 20 full-time employees, its majority-owned subsidiary in India had 9 full-time employees, its wholly owned subsidiary in Mexico had no full-time employees, and its holding company, NTI Asean, had no full-time employees.  There are no unions representing NTIC’s employees, and NTIC believes that its relations with its employees are good.

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

Forward-Looking Statements

This report on Form 10-K contains not only historical information, but also forward-looking statements that are within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are subject to the safe harbor created by those sections. In addition, NTIC or others on NTIC’s behalf may make forward-looking statements from time to time in oral presentations, including telephone conferences and/or web casts open to the public, in press releases or reports, on NTIC’s Internet web site, or otherwise. All statements other than statements of historical facts included in this report or expressed by NTIC orally from time to time that address activities, events, or developments that NTIC expects, believes, or anticipates will or may occur in the future are forward-looking statements, including, in particular, the statements about NTIC’s plans, objectives, strategies, and prospects regarding, among other things, the statements about NTIC’s plans, objectives, strategies, and prospects regarding, among other things, NTIC’s financial condition, results of operations and business, the anticipated effect of COVID-19 on NTIC’s business, operating results and financial condition, the outcome of contingencies, such as legal proceedings and the effect of the liquidation of Tianjin Zerust, and the operations of NTIC China. NTIC has identified some of these forward-looking statements in this report with words like “believe,” “can,” “may,” “could,” “would,” “might,” “forecast,” “possible,” “potential,” “project,” “will,” “should,” “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate,” “approximate,” “outlook,” or “continue” or the negative of these words or other words and terms of similar meaning. The use of future dates is also an indication of a forward-looking statement. Forward-looking statements may be contained in the notes to NTIC’s consolidated financial statements and elsewhere in this report, including under “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Forward-looking statements are based on current expectations about future events affecting NTIC and are subject to uncertainties and factors that affect all businesses operating in a global market as well as matters specific to NTIC. These uncertainties and factors are difficult to predict, and many of them are beyond NTIC’s control. The following are some of the uncertainties and factors known to us that could cause NTIC’s actual results to differ materially from what NTIC has anticipated in its forward-looking statements:

•	The effect of COVID-19 on NTIC’s business, operating results and financial condition, including disruption to our customers, suppliers and subcontractors, as well as the global economy and financial markets;

•	The effect of current worldwide economic conditions and any turmoil and disruption in the global credit and financial markets on NTIC’s business;

•	Variability in NTIC’s sales of ZERUST® products and services to the oil and gas industry and Natur-Tec® products and NTIC’s equity income of joint ventures, which variability in sales and equity in income from joint ventures, in turn, subject NTIC’s earnings to quarterly fluctuations;

•	Risks associated with NTIC’s international operations and exposure to fluctuations in foreign currency exchange rates, import duties, taxes, and tariffs;

•	The effect of the United Kingdom’s process to exit the European Union on NTIC’s operating results, including, in particular, future net sales of NTIC’s European and other joint ventures;

•	The effect of the health of the U.S. automotive industry on NTIC’s business;

•	NTIC’s dependence on the success of its joint ventures and fees and dividend distributions that NTIC receives from them;

•	NTIC’s relationships with its joint ventures and its ability to maintain those relationships, especially in light of anticipated succession planning issues;

•	Fluctuations in the cost and availability of raw materials, including resins and other commodities;

•	The success of and risks associated with NTIC’s emerging new businesses and products and services, including in particular NTIC’s ability and the ability of NTIC’s joint ventures to sell ZERUST® products and services to the oil and gas industry and Natur-Tec® products and the often lengthy and extensive sales process involved in selling such products and services;

•	NTIC’s ability to introduce new products and services that respond to changing market conditions and customer demand;

•	Market acceptance of NTIC’s existing and new products, especially in light of existing and new competitive products;

•	Maturation of certain existing markets for NTIC’s ZERUST® products and services and NTIC’s ability to grow market share and succeed in penetrating other existing and new markets;

•	Increased competition, especially with respect to NTIC’s ZERUST® products and services, and the effect of such competition on NTIC’s and its joint ventures’ pricing, net sales, and margins;

•	NTIC’s reliance upon and its relationships with its distributors, independent sales representatives, and joint ventures;

•	NTIC’s reliance upon suppliers;

•	Oil prices, which may affect sales of NTIC’s ZERUST® products and services to the oil and gas industry;

•	NTIC’s operations in China, and the risks associated therewith, the termination of the joint venture agreements with Tianjin Zerust, and the anticipated liquidation of Tianjin Zerust and the effect of all these events on NTIC’s business and future operating results;

•	The costs and effects of complying with laws and regulations and changes in tax, fiscal, government, and other regulatory policies, including rules relating to environmental, health, and safety matters;

•	Unforeseen product quality or other problems in the development, production, and usage of new and existing products;

•	Unforeseen production expenses incurred in connection with new customers and new products;

•	Loss of or changes in executive management or key employees;

•	Ability of management to manage around unplanned events;

•	Pending and future litigation;

•	NTIC’s reliance on its intellectual property rights and the absence of infringement of the intellectual property rights of others;

•	NTIC’s ability to maintain effective internal control over financial reporting, especially in light of its joint venture arrangements;

•	Changes in applicable laws or regulations and NTIC’s failure to comply with applicable laws, rules, and regulations;

•	Changes in generally accepted accounting principles and the effect of new accounting pronouncements;

•	Fluctuations in NTIC’s effective tax rate, including from the Tax Cuts and Jobs Act;

•	The effect of extreme weather conditions on NTIC’s operating results; and

•	NTIC’s reliance upon its management information systems.

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

The following are the most material factors known to NTIC that could materially adversely affect its business, operating results, or financial condition.

Risks Related to NTIC’s Business and Industry

Any weakness in the global economy, and in particular in the United States, Europe, India and China, and in the automotive industry, may negatively impact NTIC’s business, operating results, and financial condition.

The U.S. and world economies may suffer from uncertainty, volatility, disruption, and other adverse conditions, such as the impact of the COVID-19 pandemic, and those conditions have adversely impacted and may continue to adversely impact the business community and the financial markets. Adverse economic and financial market conditions may negatively affect NTIC’s customers and its markets, thereby negatively impacting its business and operating results. For example, weak market conditions could extend the length of NTIC’s sales cycle and cause potential customers to delay, defer, or decline to make purchases of NTIC’s products and services due to uncertainties surrounding the future performance of their businesses, limitations on their capital expenditures due to internal budget constraints, the inability to obtain financing in the capital markets, and the adverse effects of the economy on their business and financial condition. As a result, if economic and financial market conditions weaken or deteriorate, then NTIC’s business, financial condition, and operating results, including its ability to grow and expand its business and operations, could be materially and adversely affected.

NTIC’s operating results are especially dependent upon the economic health of the economies in the United States, Europe, India and China. Since a significant portion of NTIC’s ZERUST® rust and corrosion inhibiting products and services are sold to customers in the automotive industry, adverse economic conditions affecting the automotive industry, in particular, may result in an adverse effect on NTIC’s net sales and its other operating results. Accordingly, any weakness in the global economy, particularly the United States, Europe, India and China, and in the automotive industry, have negatively impacted and may continue to negatively impact NTIC’s business, operating results, and financial condition.

The COVID-19 pandemic has adversely impacted and will likely continue to adversely impact NTIC’s business, operating results and financial condition.

The COVID-19 pandemic has resulted in a substantial curtailment of business activities worldwide and has caused, and continues to cause, recessionary economic conditions in many countries, including the United States and many countries abroad. As part of efforts to contain the spread of COVID-19, many state, local and foreign governments have imposed various restrictions on the conduct of business and travel. While some of these restrictions have been curtailed or lifted, others have been reinstated or may be reinstated in the future. Government restrictions, such as stay-at-home orders, quarantines and worker absenteeism as a result of COVID-19 have led to a significant number of business closures and slowdowns. These business closures and slowdowns adversely impacted, and will likely continue to adversely impact, NTIC directly and have caused its customers and suppliers to slow or stop production, which has significantly disrupted and will likely continue to significantly disrupt NTIC’s sales, production and supply chain. For example, as a result of the COVID-19 outbreak in China, NTIC experienced decreased demand for its products and services in China and other places in Asia, commencing during the second quarter of fiscal 2020. These and other factors contributed to NTIC experiencing significantly decreased global demand for its products and services during fiscal 2020, which will likely continue during fiscal 2021. This significantly decreased demand has had, and will likely continue to have, a material adverse effect on NTIC’s business, operating results and financial condition in fiscal 2021. Due to the international reach of COVID-19, NTIC anticipates that its international joint ventures will continue to be adversely impacted by the causes listed above, as well as other local issues that may arise, which will likely continue to have a material adverse effect on NTIC’s joint venture operations and equity in income from joint ventures. It is currently not possible to predict the precise potential impact, as well as the extent of any impact, of the COVID-19 pandemic on NTIC’s business, and on the global economy as a whole. It is also currently not possible to predict how long the pandemic will last or the time that it will take for economic activity to return to prior levels. A prolonged situation could have a significant adverse effect on economies and financial markets globally, potentially deepening the current worldwide economic downturn, which could have a significant adverse effect on NTIC’s business, operating results and financial condition.

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

There is significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, taxes, government regulations, and tariffs. The current U.S. administration has signaled support for implementing and, in some instances, has already proposed or taken action with respect to major changes to certain trade policies in an effort to encourage U.S. production. Such changes include the imposition of additional tariffs on imported products in an effort to address trade imbalances, specifically with China, the withdrawal of the U.S. from the Trans-Pacific Partnership, and the renegotiation of the North American Free Trade Agreement. In response to such actions, certain countries have imposed retaliatory actions against the U.S. NTIC and its subsidiaries and joint ventures engage in sales outside of the United States and is, therefore, negatively impacted by such actions. Any changes or potential changes in trade policies in the United States, including changes stemming from the 2020 presidential election in the United States, and the potential corresponding actions by other countries in which NTIC does business could adversely and materially affect NTIC’s business, results of operations, and financial condition.

Risks Related to NTIC’s Financial Position and Need for Additional Capital

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

Any tightening of the credit and financial markets could negatively impact the ability of companies to borrow money from their existing lenders, obtain credit from other sources, or raise financing to fund their operations. This could negatively impact the ability of NTIC’s customers and the customers of NTIC’s joint ventures to purchase NTIC’s products, suppliers’ ability to provide NTIC and its joint ventures with materials and components, and the ability of NTIC and its joint ventures, distributors, and sales representatives to finance operations, if needed, on commercially reasonable terms, or at all. Any or all of these events could negatively impact NTIC’s business, operating results, and financial condition. Although NTIC maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers, distributors, and joint ventures to make required payments, and such losses historically have been within NTIC’s expectations and the provisions established, NTIC cannot guarantee that it will continue to experience the same loss rates that it has in the past, especially if there are weaknesses in the worldwide economy. A significant change in the liquidity or financial condition of NTIC’s customers, distributors, or joint ventures could cause unfavorable trends in NTIC’s receivable collections and additional allowances may be required, which could adversely affect NTIC’s operating results. In addition, weaknesses in the worldwide economy, including the imposition of higher tariffs and withdrawal from the Trans-Pacific Partnership, may adversely impact the ability of suppliers to provide NTIC with materials and components, which could adversely affect NTIC’s business and operating results. NTIC is unable to predict the prospects for a global economic recovery, but the longer the duration of such adverse and uncertain economic conditions, the greater the risks NTIC faces in operating its business.

NTIC’s liquidity and financial position rely on the receipt of fees for services provided to its joint ventures and dividend distributions from its joint ventures. No assurance can be provided that NTIC will continue to receive such fees and dividend distributions in amounts NTIC historically has received or anticipates receiving.

NTIC conducts business, either directly or indirectly, through several joint venture arrangements that operate in North America, Europe, and Asia. Each of these joint ventures manufactures, markets, and sells finished products in the geographic territory that it is assigned. NTIC’s receipt of funds as a result of sales by its joint ventures is dependent upon NTIC’s receipt of fees for services that NTIC provides to its joint ventures based primarily on the net sales of the individual joint ventures and NTIC’s receipt of dividend distributions from its joint ventures based on the profitability of its joint ventures. NTIC’s liquidity and financial position in part rely on NTIC’s receipt of fees for services that NTIC provides to its joint ventures and dividend distributions from its joint ventures. During fiscal 2020, NTIC recognized $4,612,885 in fees and $5,672,099 in dividend distributions from its joint ventures. Because NTIC owns 50% or less of each of its joint venture entities, NTIC does not control the decisions of these entities regarding whether to pay dividends and, if paid, how much they should be in any given year. Thus, NTIC cannot guarantee that any of its joint ventures will pay dividends in any given year. The failure of NTIC’s joint ventures to declare dividends or the failure of NTIC to receive fees for services provided to joint ventures in amounts typically expected by NTIC could adversely affect NTIC’s liquidity and financial position.

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

NTIC considers its joint venture in Germany (EXCOR) to be individually significant to NTIC’s consolidated assets and income and, therefore, provides certain additional information regarding EXCOR in the notes to NTIC’s consolidated financial statements and in certain sections of this report, in addition to a few other entities for fiscal 2020. Of the total equity in income from joint ventures of $4,270,327 during fiscal 2020, NTIC had equity in income from joint ventures of $2,622,423 attributable to EXCOR. Of the total fee income for services provided to joint ventures of $4,612,885 during fiscal 2020, fees of $843,752 were attributable to EXCOR. Accordingly, if sales of NTIC’s products and services by this joint venture were to decline significantly or if NTIC’s relationships with this joint venture were to deteriorate significantly such that the joint venture terminated or was not motivated to sell NTIC’s products and services, NTIC’s operating results likely would be adversely affected. While this is also true with respect to the other joint venture entities of which additional information is provided in NTIC’s consolidated financial statements and in certain other sections of this report, the significance is not as great as with EXCOR.

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

Several factors, including implications of withdrawal by the U.S. from, or revision to, international trade agreements, foreign policy changes between the U.S. and other countries, weakened international economic conditions, or the impact of sovereign debt defaults by certain European countries, could adversely affect our international net sales. Additionally, the expansion of our existing international operations and entry into additional international markets require significant management attention and financial resources.  In many of the countries in which NTIC sells its products directly or indirectly through NTIC China, Zerust Brazil, Natur-Tec India, Natur-Tec Lanka, Zerust Mexico, Zerust Singapore, Zerust Vietnam and NTI Asean, its joint ventures, distributors, representatives, and agents are, to some degree, subject to political, economic, and/or social instability. NTIC’s international operations expose NTIC and its joint venture partners, distributors, representatives, and agents to risks inherent in operating in foreign jurisdictions. These risks include:

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

Furthermore, in June 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union, commonly referred to as “Brexit.” The United Kingdom officially terminated its membership of the European Union on January 31, 2020 and will remain in a transition phase until December 31, 2020. The British government continues to negotiate the terms of the United Kingdom’s future relationship with the European Union. Although it is unknown what those terms will be, or whether an agreement will be reached, it is possible that there will be increased regulatory complexities, which could affect NTIC’s ability to sell its products in certain European Union countries. Brexit has created legal, political and economic uncertainty, which could subject NTIC to heightened risks in that region, including disruptions to trade and free movement of goods, services, and people to and from the United Kingdom, and increased foreign exchange volatility with respect to the British pound. NTIC does not know to what extent these changes will impact its business. Any of these effects of Brexit, and other similar referenda that NTIC cannot anticipate, could adversely affect its business, operations, and financial results.

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

Risks Related to the Foreign Markets in which NTIC Operates

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

NTIC conducts business, or is contemplating expansion, in developing markets with economies that tend to be more volatile than those in the United States and Western Europe. The risk of doing business in developing markets such as China, Brazil, India, Russia, the United Arab Emirates, Mexico, and other economically volatile areas could adversely affect NTIC’s operations and earnings. Such risks include the financial instability among customers in these regions, political instability, fraud or corruption, and other non-economic factors, such as the impact of the COVID-19 pandemic and irregular trade flows that need to be managed successfully with the help of the local governments. In addition, commercial laws in some developing countries can be vague, inconsistently administered, and retroactively applied. If NTIC is deemed not to be in compliance with applicable laws in developing countries where NTIC conducts business, its prospects and business in those countries could be harmed, which could then have a material adverse impact on NTIC’s operating results and financial position. NTIC’s failure to successfully manage economic, political, and other risks relating to doing business in developing countries and economically and politically volatile areas could adversely affect its business.

Risks Related to NTIC’s Products

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

NTIC’s ZERUST® rust and corrosion inhibiting products and services generate a significant portion of NTIC’s net sales and the net sales of NTIC’s joint ventures. During fiscal 2020, 72.4% of NTIC’s consolidated net sales were derived from sales of ZERUST® rust and corrosion inhibiting products and services. While the net sales of NTIC’s joint ventures are not included in NTIC’s net sales on NTIC’s consolidated financial statements, NTIC’s receipt of fees for services that NTIC provides to its joint ventures and NTIC’s receipt of dividend distributions from its joint ventures are based primarily on the revenues and profitability of the joint ventures. Accordingly, if sales of these products and services were to decline due to increased competition, the introduction of a new disruptive technology, or otherwise, NTIC’s operating results would be adversely affected.

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

The expansion of NTIC’s corrosion prevention solutions into the oil and gas industry and the continued expansion of NTIC’s Natur-Tec® resin compounds and finished products will continue to require resources during fiscal 2021 and beyond. To the extent that NTIC’s existing capital, including amounts available under its revolving line of credit, is insufficient to meet these requirements, NTIC may raise additional capital through financings or additional borrowings. Any equity or debt financing, if available at all, may be on terms that are not favorable to NTIC, and any equity financings could result in dilution to NTIC’s stockholders.

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

The sale of ZERUST® rust and corrosion inhibiting products into the oil and gas industry is risky in light of the hazards typically associated with such operations and the significant amount of potential liability involved, which could adversely affect NTIC’s business if ZERUST® rust and corrosion inhibiting products are involved, even if the cause of such events was not related to NTIC’s products.

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

In the past, NTIC has experienced some seasonality with respect to the sale of its ZERUST® rust and corrosion inhibiting products into the oil and gas industry, with sales during parts of the second and third fiscal quarters being adversely affected by winter in the United States. In addition, the sale of NTIC’s ZERUST® rust and corrosion inhibiting products into the oil and gas industry, particularly in the United States, has been and may continue to be hampered by low global crude oil prices. Low global crude oil prices have recently been caused by oversupply, price wars between Saudi Arabia and Russia and the impact of the COVID-19 pandemic. NTIC believes low global crude oil prices constrain capital improvement budgets of its existing and prospective customers and may result in personnel turnover at its oil and gas customers or prospects.

Risks Related to Governmental Regulation, Laws, and Compliance

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

The mix of pre-tax income or loss among the tax jurisdictions in which NTIC operates, which have varying tax rates, could impact NTIC’s effective tax rate. NTIC is subject to income taxes as well as non-income based taxes in both the United States and various foreign jurisdictions. Judgment is required in determining the worldwide provision for income taxes, other tax liabilities, interest, and penalties. Future events could change management’s assessment. NTIC operates within multiple taxing jurisdictions and is subject to tax audits in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. NTIC also has made assumptions about the realization of deferred tax assets. Changes in these assumptions or jurisdictional regulations could result in a valuation allowance for these assets. Final determination of tax audits or tax disputes may be different from what is currently reflected by NTIC’s income tax provisions and accruals. During fiscal year 2020, NTIC recorded income tax expense of approximately $1,600,000 related to the determination that it was more likely than not that all or some of NTIC’s deferred tax assets would not be realized.

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

The number of shares of NTIC’s common stock being traded daily is often very low, and on some trading days, there is no trading volume at all. During fiscal 2020, the daily trading volume ranged from 100 shares to 203,000 shares. Any NTIC stockholder wishing to sell his, her, or its stock may cause a significant fluctuation in the trading price of NTIC’s common stock. In addition, low trading volume of a stock increases the possibility that, despite rules against such activity, the price of the stock may be manipulated by persons acting in their own self-interest. NTIC may not have adequate market makers and market making activity to prevent manipulation in its common stock.

The price and trading volume of NTIC’s common stock has been, and may continue to be, volatile.

The market price and trading volume of NTIC’s common stock price historically has fluctuated over a wide range. During fiscal 2020, the sale price of NTIC’s common stock ranged from a low of $4.70 per share to a high of $14.88 per share, and the daily trading volume ranged from 100 shares to 203,000 shares. It is likely that the price and trading volume of NTIC’s common stock will continue to fluctuate in the future. The securities of small capitalization companies, including NTIC, from time to time experience significant price and volume fluctuations, often unrelated to the operating performance of these companies. Securities class action litigation is sometimes brought against a company following periods of volatility in the market price of its securities or for other reasons. NTIC may become the target of similar litigation, especially if NTIC fails to meet its annual projected financial guidance or lowers its annual projected financial guidance. Securities litigation, whether with or without merit, could result in substantial costs and divert management’s attention and resources, which could harm NTIC’s business, operating results, and financial condition as well as the market price of its common stock.

A large percentage of NTIC’s outstanding common stock is held by insiders, and, as a result, the trading market for NTIC’s common stock is not as liquid as the stock of other public companies.

As of November 9, 2020, NTIC had 9,104,636 shares of common stock outstanding, 21.4% of which were beneficially owned by directors, executive officers, principal stockholders, and their respective affiliates. The stock of companies with a substantial amount of stock held by insiders is usually not as liquid as the stock of other public companies where insider ownership is not as concentrated. Thus, the trading market for shares of NTIC’s common stock may not be as liquid as the stock of other public companies.

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

As of November 9, 2020, Inter Alia Holding Company, or Inter Alia, beneficially owned approximately 13.2% of NTIC’s outstanding common stock. Inter Alia is an entity partially owned by G. Patrick Lynch, NTIC’s President and Chief Executive Officer and director, as well as two other members of the Lynch family. Mr. Lynch shares voting and dispositive power of shares of NTIC’s common stock held by Inter Alia with the other owners. As a result of his share ownership through Inter Alia and his position as President and Chief Executive Officer and director of NTIC, Mr. Lynch may be able to influence the affairs and actions of NTIC, including matters requiring stockholder approval, such as the election of directors and approval of significant corporate transactions. The interests of Mr. Lynch and Inter Alia may differ from the interests of NTIC’s other stockholders. This concentration of ownership may have the effect of delaying, preventing, or deterring a change in control of NTIC, could deprive NTIC’s stockholders of an opportunity to receive a premium for their common stock as part of a sale or merger of NTIC, and may negatively affect the market price of NTIC’s common stock. Transactions that could be affected by this concentration of ownership include proxy contests, tender offers, mergers, or other purchases of common stock that could give stockholders the opportunity to realize a premium over the then-prevailing market price for shares of NTIC’s common stock.

General Risk Factors

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

For information regarding NTIC’s legal proceedings, see Note 15 to NTIC’s Consolidated Financial Statements.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 4A.	Information about our Executive Officers

The two individuals named below have been designated by NTIC’s Board of Directors as “executive officers” of NTIC. Their ages and the offices held, as of November 9, 2020, are as follows:

Name	Age	Position with NTIC
G. Patrick Lynch	53	President and Chief Executive Officer

Matthew C. Wolsfeld	46	Chief Financial Officer and Corporate Secretary

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

Other corporate officers of NTIC, their ages, and offices held, as of November 9, 2020, are as follows:

Name	Age	Position with NTIC
Vineet R. Dalal	51	Vice President and Director – Global Market Development – Natur-Tec®

Gautam Ramdas	47	Vice President and Director – Global Market Development – Oil & Gas

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

Dividends

During fiscal 2020, NTIC’s Board of Directors declared cash dividends on the following dates in the following amounts to holders of record of NTIC’s common stock as of the following record dates:

Declaration Date	Amount	Record Date	Payable Date
October 22, 2019	$0.065	November 6, 2019	November 20, 2019
January 22, 2020	$0.065	February 5, 2020	February 19, 2020

On April 23, 2020, NTIC announced the temporary suspension of its quarterly cash dividend pending clarity on the COVID-19 pandemic. Therefore, NTIC’s Board of Directors did not declare a cash dividend during the quarters ended May 31, 2020 or August 31, 2020.

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

Number of Record Holders

As of August 31, 2020, there were 164 record holders of NTIC’s common stock. This does not include shares held in “street name” or beneficially owned.

Recent Sales of Unregistered Equity Securities

NTIC did not sell any shares of its common stock or any other equity securities of NTIC that were not registered under the Securities Act of 1933, as amended, during the fourth quarter of fiscal 2020.

Issuer Purchases of Equity Securities

NTIC did not purchase any shares of its common stock or other equity securities of NTIC during the fourth quarter of fiscal 2020. As of August 31, 2020, up to $2,640,548 in shares of NTIC common stock remained available for repurchase under NTIC’s stock repurchase program.

Item 6.	SELECTED FINANCIAL DATA

The following tables set forth certain of NTIC’s selected consolidated financial data as of the dates and for the fiscal years indicated. The selected consolidated financial data was derived from NTIC’s consolidated financial statements. The audited consolidated financial statements as of August 31, 2020 and 2019 and for the fiscal years ended August 31, 2020 and 2019 are included elsewhere in this report. The audited consolidated financial statements as of August 31, 2018, 2017, and 2016 and for the fiscal years ended August 31, 2018, 2017, and 2016 are not included in this report. Information regarding accounting changes and material uncertainties are included in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Historical results are not necessarily indicative of the results to be expected for any future period. All share and per share data have been adjusted for all periods presented to reflect the two-for-one stock split effective June 28, 2019.

	Fiscal Year Ended August 31,
	2020	2019	2018	2017	2016
Statements of Operations Data:
Net sales, excluding joint ventures	$45,666,045	$53,142,583	$48,516,749	$36,346,645	$30,211,660
Net sales, to joint ventures	1,972,646	2,607,554	2,908,072	3,222,478	2,721,905
Total net sales	47,638,691	55,750,137	51,424,821	39,569,123	32,933,565
Cost of goods sold	31,609,274	37,970,244	34,165,440	26,316,511	22,320,156
Gross profit	16,029,417	17,779,893	17,259,381	13,252,612	10,613,409
Equity in income from joint ventures	4,270,327	7,225,518	7,527,383	5,898,908	4,743,831
Fees for services provided to joint ventures	4,612,885	5,727,579	6,142,139	5,452,687	5,137,710
Total joint venture operations	8,883,212	12,953,097	13,669,522	11,351,595	9,881,541
Selling expenses	10,656,689	10,968,592	10,886,011	9,283,310	6,255,353
General and administrative expenses	8,688,309	9,349,559	8,500,490	7,807,563	8,232,369
Research and development expenses	3,979,455	3,822,070	3,524,953	2,912,393	4,724,596
Total operating expenses	23,324,453	24,140,221	22,911,454	20,003,266	19,212,318
Operating income	1,588,176	6,592,769	8,017,449	4,600,941	1,282,632
Interest income	167,733	78,257	99,463	43,539	42,115
Interest expense	(16,034)	(13,567)	(17,962)	(20,382)	(13,261)
Impairment on investment at carrying value	—	—	—	—	(1,883,668)
Other income	—	—	—	—	—
Income (loss) before income taxes	1,739,875	6,657,459	8,098,950	4,624,098	(572,182)
Less: Income tax expense	2,674,635	841,837	876,103	699,519	626,120
Net (loss) income	(934,760)	5,815,622	7,222,847	3,924,579	(1,198,302)
Less: Net income (loss) attributable to non-controlling interests	402,949	606,000	521,481	502,453	(330,788)
Net (loss) income attributable to NTIC	$(1,337,709)	$5,209,622	$6,701,366	$3,422,126	$(867,514)
Net (loss) income attributable to NTIC per common share:
Basic	$(0.15)	$0.57	$0.74	$0.38	$(0.10)
Diluted	$(0.15)	$0.55	$0.72	$0.38	$(0.10)
Weighted-average common shares assumed outstanding:
Basic	9,096,981	9,085,584	9,077,676	9,057,222	9,075,008
Diluted	9,096,981	9,415,974	9,370,404	9,154,718	9,075,008
Balance Sheet Data:
Cash and cash equivalents	$6,403,032	$5,856,758	$4,163,023	$6,360,201	$3,395,274
Available for sale securities	5,544,722	3,565,258	3,300,110	3,766,984	2,243,864
Total current assets	33,202,350	33,302,362	30,567,773	26,067,618	20,942,171
Total assets	66,074,488	67,511,087	63,549,236	56,612,693	51,070,050
Total current liabilities	6,097,604	7,841,532	7,730,182	4,894,617	3,994,102
Total long-term liabilities	272,443	—	—	—	—
Non-controlling interests	3,045,026	3,074,679	2,742,309	2,857,448	2,540,973
Total stockholders’ equity	56,659,415	56,594,615	53,076,745	48,860,628	44,543,975
Total equity	59,704,441	59,669,294	55,819,054	51,718,076	47,075,948

	Fiscal Year Ended August 31,
	2020	2019	2018	2017	2016
Other Financial Data:
Net cash provided by (used in) operating activities	$4,912,070	$5,477,022	$608,687	$5,735,691	$2,055,607
Net cash provided by (used in) investing activities	(2,784,682)	(1,339,921)	(300,109)	(2,607,915)	(955,240)
Net cash provided by (used in) financing activities	(1,518,005)	(2,393,664)	(2,372,124)	(226,690)	(270,247)
Effect of exchange rate changes on cash and cash equivalents	(63,109)	(49,702)	(133,632)	63,839	(18,826)

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

This Management’s Discussion and Analysis is organized in the following major sections:

•	Business Overview. This section provides a brief overview description of NTIC’s business, focusing in particular on developments during the most recent fiscal year.

•	Impact of the COVID-19 Pandemic. This section provides a brief summary of the impacts to date and potential future impacts of the COVID-19 pandemic.

•	NTIC’s Subsidiaries and Joint Venture Network. This section provides a brief overview of NTIC’s subsidiaries and its joint venture network, the joint ventures which are considered individually significant to NTIC’s consolidated assets and income, and how NTIC’s joint ventures are accounted for by NTIC.

•	Financial Overview. This section provides a brief summary of NTIC’s financial results and financial condition for fiscal 2020 compared to 2019.

•	Sales and Expense Components. This section provides a brief description of the significant line items in NTIC’s consolidated statements of operations.

•	Results of Operations. This section provides an analysis of the significant line items in NTIC’s consolidated statements of operations.

•	Liquidity and Capital Resources. This section provides an analysis of NTIC’s liquidity and cash flows and a discussion of NTIC’s financial condition and financial commitments.

•	Inflation and Seasonality. This section describes the effects of inflation and seasonality, if any, on NTIC’s business and operating results.

•	Market Risk. This section describes material market risks to which NTIC is subject.

•	Related Party Transactions. This section describes any material related party transactions to which NTIC is a party.

•	Off-Balance Sheet Arrangements. This section describes NTIC’s material off-balance sheet arrangements.

•	Critical Accounting Policies and Estimates. This section discusses NTIC’s critical accounting policies and estimates, which require NTIC to exercise subjective or complex judgments in their application. NTIC’s significant accounting policies, including its critical accounting estimates, are summarized in Note 1 to NTIC’s consolidated financial statements.

•	Recent Accounting Pronouncements. This section references Note 2 to NTIC’s consolidated financial statements, which summarizes the effect of recently issued accounting pronouncements on NTIC’s results of operations and financial condition.

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

NTIC’s ZERUST® rust and corrosion inhibiting products include plastic and paper packaging, liquids, coatings, rust removers, cleaners, and diffusers as well as engineered solutions designed specifically for the oil and gas industry. NTIC also offers worldwide, on-site, technical consulting for rust and corrosion prevention issues. NTIC’s technical service consultants work directly with the end users of NTIC’s ZERUST® rust and corrosion inhibiting products to analyze their specific needs to meet their performance requirements. In North America, NTIC sells its ZERUST® corrosion prevention solutions through a network of independent distributors and agents supported by a direct sales force.

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

Natur-Tec® bio-based and compostable plastics are manufactured using NTIC’s patented and/or proprietary technologies and are intended to replace conventional petroleum-based plastics. The Natur-Tec® biopolymer resin compound portfolio includes formulations that have been optimized for a variety of applications, including blown-film extrusion, extrusion coating, injection molding, and engineered plastics. These resin compounds are certified to be fully biodegradable in a composting environment and are currently being used to produce finished products, including can liners, shopping and grocery bags, lawn and leaf bags, branded apparel packaging bags and accessories, and various foodservice items, such as disposable cutlery, drinking straws, food-handling gloves, and coated paper products. In North America, NTIC markets its Natur-Tec® resin compounds and finished products primarily through a network of regional and national distributors as well as independent agents. NTIC continues to see significant opportunities for finished bioplastic products and, therefore, continues to strengthen and expand its North American distribution network for finished Natur-Tec® bioplastic products.

Internationally, NTIC sells its Natur-Tec® resin compounds and finished products both directly and through its wholly-owned subsidiary in China and majority-owned subsidiaries in India and Sri Lanka, and through distributors and certain joint ventures.

NTIC’s Subsidiaries and Joint Venture Network

NTIC has ownership interests in nine operating subsidiaries in North America, South America, Europe, and Asia. The following table sets forth a list of NTIC’s operating subsidiaries as of November 9, 2020, the country in which the subsidiary is organized, and NTIC’s ownership percentage in each subsidiary:

Subsidiary Name	Country	NTIC Percent (%) Ownership
NTIC (Shanghai) Co., Ltd	China	100%
NTI Asean LLC	United States	60%
Zerust Prevenção de Corrosão S.A.	Brazil	85%
ZERUST-EXCOR MEXICO, S. de R.L. de C.V	Mexico	100%
Natur-Tec India Private Limited	India	75%
Natur Tec Lanka (Pvt) Ltd	Sri Lanka(1)	75%
NTIC Europe GmbH	Germany	100%
Zerust Singapore Pte Ltd	Singapore(2)	60%
Zerust Vietnam Co. Ltd	Vietnam(2)	60%

____________________

(1)	Natur Tec Lanka (Pvt) Ltd is 100% owned by Natur-Tec India Private Limited and, therefore, indirectly owned by NTIC.
(2)	Zerust Singapore Pte Ltd and Zerust Vietnam Co. Ltd are 100% owned by NTI Asean LLC and, therefore, indirectly owned by NTIC.

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

NTIC considers EXCOR, ZERUST OY, ACOBAL SAS, HARITA-NTI LTD and ZERUST SPECIALTY TECH CO. LTD. to be individually significant to NTIC’s consolidated assets and income. Therefore, NTIC provides certain additional information regarding these entities in the notes to NTIC’s consolidated financial statements and in this section of this report.

Impact of the COVID-19 Pandemic

In March 2020, the World Health Organization declared the novel coronavirus (COVID-19) outbreak a global pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, created significant volatility and disruption in financial markets and has resulted in an economic recession. The outbreak and continuing rapid spread of COVID-19 has resulted in a substantial curtailment of business activities worldwide and is causing weakened economic conditions, both in the United States and abroad.

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

As the events surrounding the COVID-19 pandemic unfolded, NTIC’s primary focus was, and continues to be, the health, safety and wellbeing of its employees, customers and suppliers. In order to continue its operations, as permitted by respective state, local and foreign governments, NTIC has adopted numerous safety measures in accordance with U.S. Centers for Disease Control and Prevention, World Health Organization, and federal, state, local and foreign guidance in order to protect its employees, customers and suppliers. These safety measures include, but are not limited to, adhering to social distancing protocols, enabling the majority of its employees to work from home, suspending non-essential travel, disinfecting facilities and workspaces extensively and frequently, suspending all non-essential visitors and requiring employees who must be present at NTIC’s facilities to wear face coverings. NTIC expects to continue such safety measures for the foreseeable future and may take further actions, or adapt these existing policies, as government authorities may require or recommend or as it may determine to be in the best interests of its employees, customers and suppliers.

NTIC has been balancing its safety-focused approach with the needs of its customers. Government mandated measures resulting in the substantial curtailment of business activities generally have excluded certain essential businesses and services, including certain manufacturing. With the exception of the temporary closures of NTIC’s facilities in China and India during the second and third fiscal quarters of 2020, NTIC’s manufacturing activities are generally considered part of the “critical sector” with respect to state and local government orders. This has allowed NTIC to continue to receive orders and provide uninterrupted order fulfillment to its customers. However, its facilities have been operating at a reduced capacity in order to abide by local government requirements and recommendations, such as social distancing practices, and in response to reduced demand. At various times during the second, third, and fourth quarters of fiscal 2020, certain of NTIC’s facilities were impacted by reduced levels of production, manufacturing inefficiencies due to the reconfiguration of certain of its manufacturing processes in order to implement social distancing protocols and reduced demand. NTIC has engaged and continues to engage in communications with its suppliers in an attempt to identify and mitigate supply chain risks and proactively manage inventory levels in order to align production with demand. While domestic and international governmental measures may be modified or extended, NTIC currently expects that its global facilities will remain operational, although operating at reduced production capacity at certain of its facilities. However, such expectation is dependent upon future governmental actions and demand for NTIC’s products, the stability of its global supply chain and the ability of carriers to transport supplies to its facilities and products to its customers.

As a result of the global economic slowdown caused by the COVID-19 pandemic, NTIC experienced significantly decreased demand for its products, beginning with its second quarter of fiscal 2020, compared to the prior fiscal year periods, which had a material adverse effect on NTIC’s operating results. NTIC anticipates continued softened global demand for its products and services during fiscal 2021. Due to the international reach of COVID-19, NTIC’s international joint ventures have also been adversely impacted, which has had and may continue to have a material adverse effect on NTIC’s joint venture operations and equity in income from joint ventures. It is currently not possible to predict the precise potential impact, as well as the extent of any future impact, of the COVID-19 pandemic on NTIC’s business and on the global economy as a whole. It is also currently not possible to predict how long the pandemic will last or the time that it will take for economic activity to return to prior levels. A prolonged situation could have a significant adverse effect on economies and financial markets globally, potentially leading to a significant worldwide economic downturn, which could have a significant adverse effect on NTIC’s business, operating results and financial condition.

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

NTIC’s consolidated net sales decreased 14.5% during fiscal 2020 compared to fiscal 2019. NTIC’s consolidated net sales for fiscal 2020 were adversely affected by reduced demand globally as a result of the COVID-19 pandemic. NTIC anticipates that the COVID-19 pandemic will continue to significantly adversely affect NTIC’s consolidated net sales and earnings during fiscal 2021.

During fiscal 2020, 72.4% of NTIC’s consolidated net sales were derived from sales of ZERUST® products and services, which decreased 9.7% to $34,474,535 during fiscal 2020 compared to $38,174,712 during fiscal 2019. This decrease was due to lower sales to existing customers for products as a result of decreased demand, primarily as a result of the COVID-19 pandemic. NTIC has focused its sales efforts of ZERUST® products and services by strategically targeting customers with specific corrosion issues in new market areas, including the oil and gas industry and other industrial sectors that offer sizable growth opportunities. NTIC’s consolidated net sales for fiscal 2020 included $2,782,874 of sales made to customers in the oil and gas industry compared to $2,727,283 for fiscal 2019. Overall demand for ZERUST® products and services depends heavily on the overall health of the markets in which NTIC sells its products, including the automotive, oil and gas, agriculture, and mining markets in particular. NTIC’s sales of ZERUST® products and services for fiscal 2020 were adversely affected by reduced demand globally as a result of the COVID-19 pandemic. NTIC anticipates that the COVID-19 pandemic will continue to significantly adversely affect sales of ZERUST® products and services during fiscal 2021.

During fiscal 2020, 27.6% of NTIC’s consolidated net sales were derived from sales of Natur-Tec® products compared to 31.5% during fiscal 2019. Net sales of Natur-Tec® products decreased 25.1% to $13,164,156 during fiscal 2020 compared to fiscal 2019 primarily due to a decrease in finished product sales in North America and finished product sales at NTIC’s majority-owned subsidiary in India, Natur-Tec India Private Limited (Natur-Tec India) and reduced demand globally as a result of the COVID-19 pandemic. NTIC anticipates that the COVID-19 pandemic will continue to significantly adversely affect sales of Natur-Tec® products during fiscal 2021.

Cost of goods sold as a percentage of net sales decreased to 66.4% during fiscal 2020 compared to 68.1% during fiscal 2019 primarily as a result of an increased percentage of product sales from ZERUST® oil and gas products, which have higher gross margins than NTIC’s traditional ZERUST® industrial products and services or its Natur-Tec® products.

NTIC’s equity in income from joint ventures decreased 40.9% to $4,270,327 during fiscal 2020 compared to $7,225,518 during fiscal 2019. This decrease was primarily due to a corresponding decrease in net sales at the joint ventures, which were $87,030,062 during fiscal 2020, compared to $114,635,435 during fiscal 2019. The majority of the decrease in sales at the joint ventures is attributable to the decrease in net sales at EXCOR, which were $32,546,402 during fiscal 2020, compared to $47,015,841 during fiscal 2019. The decrease in the net sales of NTIC’s joint ventures was due primarily to decreased sales to existing customers for existing products as a result of decreased demand as a result of the COVID-19 pandemic. The decrease in net sales of NTIC’s joint ventures resulted in a corresponding decrease in fees for services provided to joint ventures, as such fees are a function of net sales of NTIC’s joint ventures. NTIC anticipates that net sales of its joint ventures will continue to decrease significantly as a result of decreased demand as a result of the COVID-19 pandemic and may continue to have a significant adverse effect on NTIC’s equity in income from its joint ventures.

NTIC’s total operating expenses decreased $815,768, or 3.4%, to $23,324,453 during fiscal 2020 compared to $24,140,221 during fiscal 2019. This decrease was primarily due to the suspension of travel and work from home initiatives as a result of the COVID-19 pandemic during fiscal 2020.

NTIC spent $3,979,455 in fiscal 2020 in connection with its research and development activities, compared to $3,822,070 in fiscal 2019. NTIC anticipates that it will spend a total of between $3,900,000 and $4,100,000 in fiscal 2021 on research and development activities.

NTIC incurred a net loss attributable to NTIC of $(1,337,709), or $(0.15) per diluted common share, for fiscal 2020, compared to net income attributable to NTIC of $5,209,622, or $0.55 per diluted common share, for fiscal 2019. NTIC’s earnings were significantly affected by the COVID-19 pandemic during fiscal 2020 and NTIC anticipates that its earnings will continue to be significantly adversely affected by the COVID-19 pandemic during fiscal 2021. Additionally, NTIC recorded a tax valuation allowance of approximately $1,600,000 against its U.S. net deferred tax asset, which had an adverse impact on its earnings for fiscal 2020. For more information regarding this tax valuation allowance, see “Part II. Item 8. Financial Statements and Supplementary Data – 14. Income Taxes” of this report. NTIC anticipates that its quarterly net income or loss will continue to remain subject to significant volatility primarily due to the financial performance of its subsidiaries and joint ventures, sales of its ZERUST® products and services into the oil and gas industry, and sales of its Natur-Tec® bioplastics products, which fluctuate more on a quarterly basis than the traditional ZERUST® business.

NTIC’s working capital, defined as current assets less current liabilities, was $27,104,746 at August 31, 2020, including $6,403,032 in cash and cash equivalents and $5,544,722 in available for sale securities, compared to $25,460,569 at August 31, 2019, including $5,856,758 in cash and cash equivalents and $3,565,258 in available for sale securities.

On April 23, 2020, NTIC announced the temporary suspension of its quarterly cash dividend pending the impact of the COVID-19 pandemic on NTIC. Accordingly, NTIC did not declare a cash dividend during the quarters ended May 31, 2020 and August 31, 2020. Prior to this suspension, NTIC’s Board of Directors declared a cash dividend of $0.065 per share during its first and second quarters of fiscal 2020. During fiscal 2019, NTIC’s Board of Directors declared four quarterly cash dividends of $0.06 per share each. The length of the Company’s suspension of its quarterly cash dividend is currently unknown, and the declaration of future dividends is not guaranteed and will be determined by NTIC’s Board of Directors in light of conditions then existing, including NTIC’s earnings, financial condition, cash requirements, restrictions in financing agreements, business conditions, and other factors, including without limitation the effect of COVID-19 on NTIC’s business, operating results and financial condition.

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

Fees for Services Provided to Joint Ventures. NTIC provides certain services to its joint ventures, including consulting, legal, travel, insurance, technical, and marketing services based on licensing or other agreements with its joint ventures. NTIC receives fees for these services it provides to its joint ventures based primarily on the net sales by NTIC’s joint ventures, the latter of which are not included in NTIC’s net sales reflected on NTIC’s consolidated statements of operations. The fees for services received by NTIC from its joint ventures are generally determined based on either a flat fee or a percentage of net sales by NTIC’s joint ventures depending on local laws and tax regulations. With respect to EXCOR, NTIC receives an agreed upon fixed quarterly fee for such services. Under NTIC’s agreements with its joint ventures in which the fees for services is described, amounts are earned when product is shipped from joint venture facilities, at which point a sale is deemed to have occurred and results in obligation of the joint venture to pay the royalty and recognition of the fee by the Company.

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

Income Tax Expense. Income tax expense includes federal income taxes, foreign withholding taxes, income tax of consolidated entities in foreign jurisdictions, state income tax, and changes to NTIC’s deferred tax valuation allowance. NTIC utilizes the asset and liability method of accounting for income taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. NTIC records a tax valuation allowance when it is more likely than not that some portion or all of its deferred tax assets will not be realized. NTIC makes this determination based on all available evidence, including historical data and projections of future results. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Results of Operations

Fiscal Year 2020 Compared to Fiscal Year 2019

The following table sets forth NTIC’s results of operations for fiscal 2020 and fiscal 2019.

	Fiscal 2020	% of Net Sales	Fiscal 2019	% of Net Sales	$ Change	% Change
Net sales, excluding joint ventures	$45,666,045	95.9%	$53,142,583	95.3%	$(7,476,538)	(14.1)%
Net sales, to joint ventures	1,972,646	4.1%	2,607,554	4.7%	(634,908)	(24.3)%
Cost of goods sold	31,609,274	66.4%	37,970,244	68.1%	(6,360,970)	(16.8)%
Equity in income from joint ventures	4,270,327	9.0%	7,225,518	13.0%	(2,955,191)	(40.9)%
Fees for services provided to joint ventures	4,612,885	9.7%	5,727,579	10.3%	(1,114,694)	(19.5)%
Selling expenses	10,656,689	22.4%	10,968,592	19.7%	(311,903)	(2.8)%
General and administrative expenses	8,688,309	18.2%	9,349,559	16.8%	(661,250)	(7.1)%
Research and development expenses	3,979,455	8.4%	3,822,070	6.9%	157,385	4.1%

Net Sales. NTIC’s consolidated net sales decreased 14.5% to $47,638,691 during fiscal 2020 compared to $55,750,137 during fiscal 2019. NTIC’s consolidated net sales to unaffiliated customers excluding NTIC’s joint ventures decreased 14.1% to $45,666,045 during fiscal 2020 compared to $53,142,583 during fiscal 2019. Net sales to joint ventures decreased 24.3% to $1,972,646 in fiscal 2020 compared to fiscal 2019. These decreases were primarily a result of reduced demand globally as a result of the COVID-19 pandemic. NTIC anticipates that the COVID-19 pandemic will continue to significantly adversely affect sales of ZERUST® products and services during fiscal 2021.

The following table sets forth NTIC’s net sales by product segment for fiscal 2020 and fiscal 2019:

	Fiscal 2020	Fiscal 2019	$ Change	% Change
Total ZERUST® sales	$34,474,535	$38,174,712	$(3,700,177)	(9.7)%
Total Natur-Tec® sales	13,164,156	17,575,425	(4,411,269)	(25.1)%
Total net sales	$47,638,691	$55,750,137	$(8,111,446)	(14.5)%

During fiscal 2020, 72.4% of NTIC’s consolidated net sales were derived from sales of ZERUST® products and services, which decreased 9.7% to $34,474,535 compared to $38,174,712 during fiscal 2019. NTIC has strategically focused its sales efforts for ZERUST® products and services on customers with sizeable corrosion problems in industry sectors that offer sizable growth opportunities, including the oil and gas sector. Overall, demand for ZERUST® products and services depends heavily on the overall health of the market segments to which NTIC sells its products, including the automotive, oil and gas, agriculture, and mining markets in particular. This decrease was primarily a result of reduced demand globally as a result of the COVID-19 pandemic. NTIC anticipates that the COVID-19 pandemic will continue to significantly adversely affect sales of ZERUST® products and services during fiscal 2021.

The following table sets forth NTIC’s net sales of ZERUST® products for fiscal 2020 and fiscal 2019:

	Fiscal 2020	Fiscal 2019	$ Change	% Change
ZERUST® industrial net sales	$29,719,015	$32,839,875	$(3,120,860)	(9.5)%
ZERUST® joint venture net sales	1,972,646	2,607,554	(634,908)	(24.3)%
ZERUST® oil & gas net sales	2,782,874	2,727,283	55,591	2.0%
Total ZERUST® net sales	$34,474,535	$38,174,712	$(3,700,177)	(9.7)%

NTIC’s total ZERUST® net sales decreased during fiscal 2020 compared to fiscal 2019 primarily due to overall decreased demand for ZERUST® industrial products and services in North America, partially offset by increased demand for ZERUST® oil and gas products and services. NTIC’s sales of ZERUST® industrial products and services for fiscal 2020 were adversely affected by reduced demand globally as a result of the COVID-19 pandemic.

Demand for ZERUST® products and services decreased significantly beginning in February 2020 largely as a result of the COVID-19 pandemic and will likely have a significant adverse effect on sales of ZERUST® products and services during fiscal 2021.

ZERUST® oil and gas net sales increased 2.0% during fiscal 2020 compared to fiscal 2019 primarily as a result of new opportunities with new customers, partially offset by reduced demand as a result of the COVID-19 pandemic. The pandemic’s impact on NTIC’s ZERUST® oil and gas business was primarily due to significantly lower oil prices and travel restrictions, which inhibited NTIC’s ability to travel to customer sites in order to install solutions. NTIC expects its oil and gas sales will continue to be impacted for the duration of the pandemic. NTIC also anticipates that its sales of ZERUST® products and services into the oil and gas industry will continue to remain subject to significant volatility from quarter to quarter as sales are recognized, specifically due to the volatility of oil prices. Demand for oil and gas products around the world depends primarily on market acceptance and the reach of NTIC’s distribution network. Because of the typical size of individual orders and overall size of NTIC’s net sales derived from sales of oil and gas products, the timing of one or more orders can materially affect NTIC’s quarterly sales compared to prior fiscal year quarters.

During fiscal 2020, 27.6% of NTIC’s consolidated net sales were derived from sales of Natur-Tec® products, compared to 31.5% during fiscal 2019. Sales of Natur-Tec® products decreased 25.1% to $13,164,156 during fiscal 2020 compared to $17,575,425 during fiscal 2019. This decrease was primarily due to a decrease in finished product sales in North America and finished product sales at NTIC’s majority-owned subsidiary in India, Natur-Tec India Private Limited (Natur-Tec India), and decreased demand globally as a result of the COVID-19 pandemic. The COVID pandemic has adversely impacted demand from across the apparel industry, as well as many large users of bioplastics, including college campuses, stadiums, arenas, restaurants, and corporate office complexes. NTIC currently expects these customers will be some of the last businesses to re-open, and accordingly, anticipates that the COVID-19 pandemic will continue to significantly adversely affect sales of Natur-Tec® products during fiscal 2021.

Cost of Goods Sold. Cost of goods sold decreased 16.8% in fiscal 2020 compared to fiscal 2019 primarily as a result of the decrease in net sales, as described above. Cost of goods sold as a percentage of net sales decreased to 66.4% during fiscal 2020 compared to 68.1% during fiscal 2019 primarily due to an increased percentage of product sales from ZERUST® oil and gas products, which have higher gross margins than NTIC’s traditional ZERUST® industrial products and services or its Natur-Tec® products.

Equity in Income from Joint Ventures. NTIC’s equity in income from joint ventures decreased 40.9% to $4,270,327 during fiscal 2020 compared to $7,225,518 during fiscal 2019. This decrease was primarily a result of decreased profitability of the joint ventures during fiscal 2020 compared to fiscal 2019 and which fluctuates based on net sales. Of the total equity in income from joint ventures, NTIC had equity in income from joint ventures of $2,622,423 attributable to EXCOR during fiscal 2020 compared to $5,415,362 attributable to EXCOR during fiscal 2019. NTIC had equity in income of all other joint ventures of $1,647,904 during fiscal 2020 compared to $1,810,156 during fiscal 2019.

Fees for Services Provided to Joint Ventures. NTIC recognized fee income for services provided to joint ventures of $4,612,885 during fiscal 2020 compared to $5,727,579 during fiscal 2019, representing a decrease of 19.5%, or $1,114,694. Fee income for services provided to joint ventures is traditionally a function of the sales made by NTIC’s joint ventures. Total net sales of NTIC’s joint ventures decreased $27,605,373 to $87,030,062 during fiscal 2020 compared to $114,635,435 during fiscal 2019, representing a decrease of 24.1%. Net sales of NTIC’s joint ventures are not included in NTIC’s product sales and are not included in NTIC’s consolidated financial statements. Of the total fee income for services provided to joint ventures, fees of $843,752 were attributable to EXCOR during fiscal 2020 compared to $852,526 attributable to EXCOR during fiscal 2019. These decreases are primarily the result of decreased global demand for NTIC’s products as a result of the COVID-19 pandemic. NTIC anticipates that net sales of its joint ventures and accordingly its equity in income from its joint ventures will continue to be adversely affected by the COVID-19 pandemic during fiscal 2021.

Selling Expenses. NTIC’s selling expenses decreased 2.8% in fiscal 2020 compared to fiscal 2019 due primarily to decreased travel expenses and other expenses due to work from home arrangements necessitated by the COVID-19 pandemic. Selling expenses as a percentage of net sales increased to 22.4% for fiscal 2020 compared to 19.7% in fiscal 2019 primarily due to the decrease in net sales, as previously described.

General and Administrative Expenses. NTIC’s general and administrative expenses decreased 7.1% in fiscal 2020 compared to fiscal 2019 primarily due to decreased travel expenses and other expenses due to work from home arrangements necessitated by the COVID-19 pandemic, partially offset by approximately $170,000 expense due to a loss on disposal of certain fixed assets and patents. As a percentage of net sales, general and administrative expenses increased to 18.2% for fiscal 2020 from 16.8% for fiscal 2019 primarily to the decrease in net sales, as previously described.

Research and Development Expenses. NTIC’s research and development expenses increased 4.1% in fiscal 2020 compared to fiscal 2019 primarily due to increased personnel and development efforts, partially offset by decreased travel expenses and other expenses due to work from home arrangements necessitated by the COVID-19 pandemic.

Interest Income. NTIC’s interest income increased to $167,733 in fiscal 2020 compared to $78,257 in fiscal 2019 due primarily to volatile earnings on available for sale securities.

Interest Expense. NTIC’s interest expense increased to $16,034 in fiscal 2020 compared to $13,567 in fiscal 2019.

Income Before Income Tax Expense. NTIC incurred a profit before income tax expense of $1,739,875 for fiscal 2020 compared to income before income tax expense of $6,657,459 for fiscal 2019.

Income Tax Expense. Income tax expense was $2,674,635 during fiscal 2020 compared to $841,837 during fiscal 2019 for an effective tax rate of 153.7% and 12.7%, respectively. Income tax expense during fiscal 2020 includes $1,626,251 related to the impact of a tax valuation allowance recorded with respect to the Company’s domestic deferred tax assets during fiscal 2020.

Net (Loss) Income Attributable to NTIC. Net (loss) income attributable to NTIC decreased to a loss of $(1,337,709), or $(0.15) per diluted common share, for fiscal 2020 compared to income of $5,209,622, or $0.55 per diluted common share, for fiscal 2019, a decrease of $6,547,334 or $0.70 per diluted share. This decrease was primarily the result of the increase in the income tax expense noted above and decrease in net sales and resulting gross profit and income from joint venture operations during fiscal 2020 compared to fiscal 2019 due to the impact of the COVID-19 pandemic.

NTIC anticipates that its earnings will be significantly adversely affected by the COVID-19 pandemic throughout fiscal 2021 and that its quarterly net income or loss will continue to remain subject to significant volatility primarily due to the financial performance of its subsidiaries and joint ventures, sales of its ZERUST® products and services into the oil and gas industry, and sales of its Natur-Tec® bioplastics products, which fluctuate more on a quarterly basis than the traditional ZERUST® business.

Other Comprehensive Income – Foreign Currency Translations Adjustment. The changes in the foreign currency translations adjustment were due to the fluctuation of the U.S. dollar compared to the Euro and other foreign currencies during fiscal 2020 compared to fiscal 2019.

Liquidity and Capital Resources

Sources of Cash and Working Capital. As of August 31, 2020, NTIC’s working capital, defined as current assets less current liabilities, was $27,104,746, including $6,403,032 in cash and cash equivalents and $5,544,722 in available for sale securities, compared to working capital of $25,460,569, including $5,856,758 in cash and cash equivalents and $3,565,258 in available for sale securities, as of August 31, 2019. These increases are primarily the result of the suspension of NTIC’s quarterly cash dividend payments beginning with the third quarter of fiscal 2020, the increase of dividends received from joint ventures, the collection of outstanding receivables and the decrease in operating expenses during fiscal 2020 compared to fiscal 2019.

As of August 31, 2020, NTIC had a revolving line of credit with PNC Bank of $3,000,000 with no amounts outstanding. At the option of the Company, outstanding advances under the line of credit bear interest at either (a) an annual rate based on LIBOR plus 2.15% for the applicable LIBOR interest period selected by the Company or (b) at the rate publicly announced by PNC Bank from time to time as its prime rate. On December 16, 2019, the Company and PNC Bank extended the maturity date of the line of credit from January 7, 2020 to January 7, 2021. All other terms of the line of credit and the loan agreement and other documents evidencing the line of credit remain the same. It is anticipated that, as historically has been the practice, the line of credit will be renewed each year for one additional year for the immediate foreseeable future.

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

The line of credit is subject to standard covenants, including affirmative financial covenants, such as the maintenance of a minimum fixed charge coverage ratio, and negative covenants, which, among other things, limit the incurrence of additional indebtedness, loans and equity investments, disposition of assets, mergers and consolidations, and other matters customarily restricted in such agreements. Under the loan agreement, NTIC is subject to a minimum fixed charge coverage ratio of 1.10:1.00. As of August 31, 2020, NTIC was in compliance with all debt covenants.

NTIC believes that a combination of its existing cash and cash equivalents, available for sale securities, forecasted cash flows from future operations, anticipated distributions of earnings, anticipated fees to NTIC for services provided to its joint ventures, and funds available through existing or anticipated financing arrangements will be adequate to fund its existing operations, investments in new or existing joint ventures or subsidiaries, capital expenditures, debt repayments, cash dividends if NTIC’s Board of Directors decides to reinstate them, and any stock repurchases for at least the next 12 months. During fiscal 2021, NTIC expects to continue to invest directly and through its use of working capital in NTIC China, Zerust Mexico, NTI Europe, research and development, marketing efforts, resources for the application of its corrosion prevention technology in the oil and gas industry, and its Natur-Tec® bio-plastics business, although the amounts of these various investments are not known at this time. In order to take advantage of such new product and market opportunities to expand its business and increase its revenues, NTIC may decide to finance such opportunities by borrowing under its revolving line of credit or raising additional financing through the issuance of debt or equity securities. There is no assurance that any financing transaction will be available on terms acceptable to NTIC or at all or that any financing transaction will not be dilutive to NTIC’s current stockholders.

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

Uses of Cash and Cash Flow. Net cash provided by operating activities during fiscal 2020 was $4,912,070 which resulted principally from dividends received from joint ventures, stock-based compensation, depreciation, amortization and deferred income taxes, partially offset by NTIC’s net loss, equity in income from joint ventures, and an offset by a decrease in accrued liabilities. Net cash provided by operating activities during fiscal 2019 was $5,477,022, which resulted principally from NTIC’s net income, dividends received from joint ventures, stock-based compensation, depreciation, amortization, and an increase in accounts payable, partially offset by NTIC’s equity in income from joint ventures, an increase in inventory and a decrease in accrued liabilities.

NTIC’s cash flows from operations are impacted by significant changes in certain components of NTIC’s working capital, including inventory turnover and changes in receivables and payables. NTIC considers internal and external factors when assessing the use of its available working capital, specifically when determining inventory levels and credit terms of customers. Key internal factors include existing inventory levels, stock reorder points, customer forecasts, and customer requested payment terms, and key external factors include the availability of primary raw materials and sub-contractor production lead times. NTIC’s typical contractual for trade receivables, excluding joint ventures, are traditionally 30 days and 90 days for trade receivables from its joint ventures. Before extending unsecured credit to customers, excluding NTIC’s joint ventures, NTIC reviews customers’ credit histories and will establish an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers and other information. Accounts receivable over 30 days are considered past due for most customers. NTIC does not accrue interest on past due accounts receivable. If accounts receivables in excess of the provided allowance are determined uncollectible, they are charged to selling expense in the period that the determination is made. Accounts receivable are deemed uncollectible based on NTIC exhausting reasonable efforts to collect. NTIC’s typical contractual terms for receivables for services provided to its joint ventures are 90 days. NTIC records receivables for services provided to its joint ventures on an accrual basis, unless circumstances exist that make the collection of the balance uncertain, in which case the fee income will be recorded on a cash basis until there is consistency in payments. This determination is handled on a case by case basis.

NTIC experienced a decrease in trade receivables and an increase in inventory as of August 31, 2020 compared to August 31, 2019. Trade receivables excluding joint ventures as of August 31, 2020 decreased $1,707,306 compared to August 31, 2019, primarily related to the timing of collections and the decrease in sales. Outstanding trade receivables excluding joint ventures balances as of August 31, 2020 decreased by an average of 3 days to an average of 65 days from balances outstanding from these customers as of August 31, 2019. Outstanding trade receivables from joint ventures as of August 31, 2020 decreased $348,573 compared to August 31, 2019 primarily due to the timing of payments. Outstanding balances from trade receivables from joint ventures decreased by an average of 27 days as of August 31, 2020 to an average of 88 days from an average of 115 days from balances outstanding from these customers compared to August 31, 2019. The average days outstanding of trade receivables from joint ventures as of August 31, 2020 were primarily due to the receivable balances at NTIC’s joint ventures in United States and India.

Outstanding receivables for services provided to joint ventures as of August 31, 2020 decreased $340,714 compared to August 31, 2019, and the average days to pay decreased from an average of 81 days to an average of 73 days, compared to August 31, 2019.

Net cash used in investing activities during fiscal 2020 was $2,784,682, which was primarily the result of the purchase of available for sale securities, purchases of property and equipment and investments in patents, partially offset by proceeds from the sale of available for sale securities and the sale of property and equipment. Net cash used in investing activities during fiscal 2019 was $1,339,921, which was primarily the result of the purchase of available for sale securities, purchases of property and equipment and investments in patents, partially offset by proceeds from the sale of available for sale securities.

Net cash used in financing activities for fiscal 2020 was $1,518,005, which resulted from dividends paid on NTIC common stock and a dividend paid to a non-controlling interest, partially offset by proceeds from NTIC’s employee stock purchase plan. Net cash used in financing activities for fiscal 2019 was $2,393,664, which resulted from dividends paid on NTIC common stock and a dividend paid to a non-controlling interest, partially offset by an investment by a non-controlling interest and proceeds from NTIC’s employee stock purchase plan.

Share Repurchase Plan. On January 15, 2015, NTIC’s Board of Directors authorized the repurchase of up to $3,000,000 in shares of NTIC common stock through open market purchases or unsolicited or solicited privately negotiated transactions. This program has no expiration date but may be terminated by NTIC’s Board of Directors at any time. As of August 31, 2020, up to $2,640,548 in shares of NTIC common stock remained available for repurchase under NTIC’s stock repurchase program. No shares of NTIC common stock were repurchased during fiscal 2020 or fiscal 2019.

Cash Dividends. During fiscal 2020, NTIC’s Board of Directors declared cash dividends on the following dates in the following amounts to holders of record of the Company’s common stock as of the following record dates:

Declaration Date	Amount	Record Date	Payable Date
October 22, 2019	$0.065	November 6, 2019	November 20, 2019
January 22, 2020	$0.065	February 5, 2020	February 19, 2020

On April 23, 2020, NTIC announced the temporary suspension of its quarterly cash dividend pending clarity on COVID-19 pandemic. Therefore, NTIC’s Board of Directors did not declare a cash dividend during the quarter ended May 31, 2020 or the quarter ended August 31, 2020.

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

Capital Expenditures and Commitments. NTIC spent $711,412 on capital expenditures during fiscal 2020, which related primarily to the purchase of new equipment. NTIC expects to spend an aggregate of approximately $600,000 to $900,000 on capital expenditures during fiscal 2021, which it expects will relate primarily to the purchase of new equipment.

Contractual Obligations. Set forth below is information concerning NTIC’s known contractual obligations as of August 31, 2020 that are fixed and determinable by year starting with the twelve months ending August 31, 2021.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Rent obligations	$674,689	$386,345	$288,344	$-0-	$-0-

Total	$674,689	$386,345	$288,344	$-0-	$-0-

Inflation and Seasonality

Inflation in the United States and abroad historically has had little effect on NTIC. Although NTIC’s business historically has not been seasonal, NTIC believes there is now some seasonality in its business. NTIC believes its net sales in the second fiscal quarter were adversely affected by the long Chinese New Year, which slowdown was extended in an effort to combat the spread of COVID-19, the North American holiday season, and overall less corrosion taking place at lower winter temperatures worldwide.

Market Risk

NTIC is exposed to market risk stemming from changes in foreign currency exchange rates, commodity prices, and interest rates.

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

At the option of NTIC, outstanding advances under NTIC’s $3,000,000 revolving line of credit with PNC Bank bear interest at either (a) an annual rate based on LIBOR plus 2.15% for the applicable LIBOR interest period selected by NTIC or (b) at the rate publicly announced by PNC Bank from time to time as its prime rate and, thus, may subject NTIC to some market risk on interest rates. As of August 31, 2020, NTIC had no borrowings under the line of credit.

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

NTIC established its joint venture network approximately 30 years ago as a method to increase its worldwide distribution network for ZERUST® rust and corrosion inhibiting products and services. NTIC participates, either directly or indirectly, in 19 active joint venture arrangements in North America, Europe, and Asia. Each of these joint ventures generally manufactures and markets finished products in the geographic territory to which it is assigned. NTIC’s joint venture partners are knowledgeable in the applicable environmental, labor, tax, and other requisite regulations and laws of the respective foreign countries in which they operate, as well as the local customs and business practices. NTIC’s revenue recognition policy for sales to its joint ventures is the same as its policy for sales to unaffiliated customers.

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

Principles of Consolidation

NTIC evaluates its voting and variable interests in entities on a qualitative and quantitative basis. NTIC consolidates entities in which it concludes it has the power to direct the activities that most significantly impact an entity’s economic success and has the obligation to absorb losses or the right to receive benefits that could be significant to the entity. All such relationships are evaluated on an ongoing basis. The consolidated financial statements include the accounts of Northern Technologies International Corporation, its wholly-owned subsidiaries, Northern Technologies Holding Company, LLC, NTIC (Shanghai) Co., Ltd., NTIC Europe GmbH and ZERUST-EXCOR MEXICO, S. de R.L. de C.V., NTIC’s majority-owned subsidiary in Brazil, Zerust Prevenção de Corrosão S.A., NTIC’s majority-owned holding company, NTI Asean LLC, and NTIC’s majority-owned subsidiary in India, Natur-Tec India Private Limited, Natur-Tec Lanka, Zerust Singapore Pte Ltd (Zerust Singapore) and Zerust Vietnam Co. Ltd (Zerust Vietnam). NTIC’s consolidated financial statements do not include the accounts of any of its joint ventures.

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

Foreign Currency Translation (Accumulated Other Comprehensive Loss)

The functional currency of each international joint venture and subsidiary is the applicable local currency. The translation of the applicable foreign currencies into U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average monthly exchange rate. Translation gains or losses are reported as an element of accumulated other comprehensive (loss) income.

NTIC (excluding NTIC China, Zerust Brazil, Natur-Tec India, Natur-Tec Lanka, NTI Asean, Zerust Singapore, Zerust Vietnam, Zerust Mexico, NTI Europe, and NTIC’s joint ventures) conducts all foreign transactions based on the U.S. dollar. Since NTIC’s investments in its joint ventures are accounted for using the equity method, any changes in foreign currency exchange rates would be reflected as a foreign currency translation adjustment and would not change the equity in income from joint ventures reflected in NTIC’s consolidated statements of operations.

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

Income Taxes

NTIC utilizes the asset and liability method of accounting for income taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Deferred income tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in operations in the period that includes the enactment date.

NTIC records net deferred tax assets to the extent NTIC believes these assets will more likely than not be realized. In making such a determination, NTIC considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations, including the prior three-year history. In the event NTIC determines that it would be able to realize its deferred income tax assets in the future in excess of their net recorded amount, NTIC makes an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

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

At the option of NTIC, outstanding advances under NTIC’s $3,000,000 revolving line of credit with PNC Bank bear interest at either (a) an annual rate based on LIBOR plus 2.15% for the applicable LIBOR interest period selected by NTIC or (b) at the rate publicly announced by PNC Bank from time to time as its prime rate and, thus, may subject NTIC to some market risk on interest rates. As of August 31, 2020, NTIC had no borrowings under the line of credit.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following items are included herein:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Northern Technologies International Corporation and Subsidiaries:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Northern Technologies International Corporation and Subsidiaries (the "Company") as of August 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows, for each of the two years in the period ended August 31, 2020, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended August 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Baker Tilly US, LLP (formerly known as Baker Tilly Virchow Krause, LLP)

We have served as the Company’s auditor since 2004.

Minneapolis, Minnesota

November 13, 2020

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - AUGUST 31, 2020 AND 2019

	August 31, 2020	August 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,403,032	$5,856,758
Available for sale securities	5,544,722	3,565,258
Receivables:
Trade excluding joint ventures, less allowance for doubtful accounts of $90,000 as of August 31, 2020 and $65,000 as of August 31, 2019	8,072,212	9,779,518
Trade joint ventures	475,900	824,473
Fees for services provided to joint ventures	927,286	1,268,000
Income taxes	19,907	457,018
Inventories	10,961,796	10,488,728
Prepaid expenses	797,495	1,062,609
Total current assets	33,202,350	33,302,362

PROPERTY AND EQUIPMENT, NET	7,110,789	7,358,159

OTHER ASSETS:
Investments in joint ventures	24,090,826	24,207,339
Deferred income taxes	209,729	1,634,258
Patents and trademarks, net	802,006	1,008,969
Operating lease right of use asset	658,788	—
Total other assets	25,761,349	26,850,566
Total assets	$66,074,488	$67,511,087

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,205,241	$4,505,531
Income taxes payable	310,922	6,759
Accrued liabilities:
Payroll and related benefits	1,314,978	1,857,971
Other	880,118	1,471,532
Current portion of operating lease	386,345	—
Total current liabilities	6,097,604	7,841,793
LONG-TERM LIABILITIES:
Operating lease, less current portion	272,443	—
Total long-term liabilities	272,443	—

COMMITMENTS AND CONTINGENCIES (Note 15)

EQUITY:
Preferred stock, no par value; authorized 10,000 shares; none issued and outstanding	—	—
Common stock, $0.02 par value per share; authorized 15,000,000 shares as of August 31, 2020 and August 31, 2019; issued and outstanding 9,099,990 and 9,086,816, respectively	182,000	181,736
Additional paid-in capital	17,415,043	16,013,338
Retained earnings	42,472,810	44,992,719
Accumulated other comprehensive loss	(3,410,438)	(4,593,178)
Stockholders’ equity	56,659,415	56,594,615
Non-controlling interests	3,045,026	3,074,679
Total equity	59,704,441	59,669,294
Total liabilities and equity	$66,074,488	$67,511,087

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED AUGUST 31, 2020 AND 2019

	2020	2019
NET SALES:
Net sales, excluding joint ventures	$45,666,045	$53,142,583
Net sales, to joint ventures	1,972,646	2,607,554
Total net sales	47,638,691	55,750,137
Cost of goods sold	31,609,274	37,970,244
Gross profit	16,029,417	17,779,893

JOINT VENTURE OPERATIONS:
Equity in income from joint ventures	4,270,327	7,225,518
Fees for services provided to joint ventures	4,612,885	5,727,579
Total joint venture operations	8,883,212	12,953,097

OPERATING EXPENSES:
Selling expenses	10,656,689	10,968,592
General and administrative expenses	8,688,309	9,349,559
Research and development expenses	3,979,455	3,822,070
Total operating expenses	23,324,453	24,140,221

OPERATING INCOME	1,588,176	6,592,769

INTEREST INCOME	167,733	78,257
INTEREST EXPENSE	(16,034)	(13,567)

INCOME BEFORE INCOME TAX EXPENSE	1,739,875	6,657,459

INCOME TAX EXPENSE	2,674,635	841,837

NET (LOSS) INCOME	(934,760)	5,815,622

NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	402,949	606,000

NET (LOSS) INCOME ATTRIBUTABLE TO NTIC	$(1,337,709)	$5,209,622

NET (LOSS) INCOME ATTRIBUTABLE TO NTIC PER COMMON SHARE:
Basic	$(0.15)	$0.57
Diluted	$(0.15)	$0.55

WEIGHTED AVERAGE COMMON SHARES ASSUMED OUTSTANDING:
Basic	9,096,981	9,085,584
Diluted	9,096,981	9,415,974

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.13	$0.24

*Share and per share data have been adjusted for all periods presented to reflect the two-for-one stock split effective June 28, 2019.

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

YEARS ENDED AUGUST 31, 2020 AND 2019

	2020	2019
NET (LOSS) INCOME	$(934,760)	$5,815,622
OTHER COMPREHENSIVE INCOME (LOSS) – FOREIGN CURRENCY TRANSLATION ADJUSTMENT	1,150,138	(1,003,643)

COMPREHENSIVE INCOME	215,378	4,811,979

COMPREHENSIVE LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	(370,347)	(598,336)

COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO NTIC	$(154,969)	$4,213,643

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

YEARS ENDED AUGUST 31, 2020 AND 2019

	STOCKHOLDERS’ EQUITY
					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	Controlling	Total
	Shares	Amount	Capital	Earnings	Loss	Interests	Equity

BALANCE AT AUGUST 31, 2018	9,082,606	181,652	14,528,951	41,963,341	(3,597,199)	2,742,309	55,819,054
Stock issued for employee stock purchase plan	4,210	84	52,462	—	—	—	52,546
Stock option expense	—	—	1,431,925	—	—	—	1,431,925
Investment by non-controlling Interest	—	—	—	—	—	134,034	134,034
Dividends paid to stockholders	—-	—	—	(2,180,244)	—-	—	(2,180,244)
Dividend received by non-controlling interest	—	—	—	—	—	(400,000)	(400,000)
Net income	—	—	—	5,209,622	—	606,000	5,815,622
Other comprehensive loss	—	—	—	—	(995,979)	(7,664)	(1,003,643)
BALANCE AT AUGUST 31, 2019	9,086,816	$181,736	$16,013,338	$44,992,719	$(4,593,178)	$3,074,679	$59,669,294
Stock options exercised	6,823	137	(137)	—	—	—	—
Stock issued for employee stock purchase plan	6,351	127	64,068	—	—	—	64,195
Stock option expense	—	—	1,337,774	—	—	—	1,337,774
Dividends paid to stockholders	—-	—	—	(1,182,200)	—-	—	(1,182,200)
Dividend received by non-controlling interest	—	—	—	—	—	(400,000)	(400,000)
Net (loss) income	—	—	—	(1,337,709)	—	402,949	(934,760)
Other comprehensive income (loss)	—	—	—	—	1,182,740	(32,602)	1,150,138
BALANCE AT AUGUST 31, 2020	9,099,990	$182,000	$17,415,043	$42,472,810	$(3,410,438)	$3,045,026	$59,704,441

*Share and per share data have been adjusted for all periods presented to reflect the two-for-one stock split effective June 28, 2019.

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED AUGUST 31, 2020 AND 2019

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(934,760)	$5,815,622
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock-based compensation	1,337,774	1,431,925
Depreciation expense	836,601	841,236
Amortization expense	231,624	261,724
Change in allowance for doubtful accounts	25,000	—
Equity in income from joint ventures	(4,270,327)	(7,225,518)
Dividends received from joint ventures	5,672,099	5,039,041
Loss (gain) on disposal of property and patents	173,810	(36,098)
Deferred income taxes	1,424,529	(89,637)
Changes in current assets and liabilities:
Receivables:
Trade, excluding joint ventures	1,680,611	(50,315)
Trade, joint ventures	348,573	(62,967)
Fees for services provided to joint ventures	340,714	89,255
Income taxes	424,002	(189,226)
Inventories	(435,712)	(1,486,833)
Prepaid expenses and other	279,312	744,323
Accounts payable	(1,229,510)	682,786
Income tax payable	302,641	(65,344)
Accrued liabilities	(1,294,911)	(222,952)
Net cash provided by operating activities	4,912,070	5,477,022

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of property and equipment	2,190	—
Purchase of available for sale securities	(4,000,000)	(3,365,146)
Proceeds from the sale of available for sale securities	2,020,536	3,100,000
Purchases of property and equipment	(711,412)	(960,339)
Investments in patents	(95,996)	(114,436)
Net cash used in investing activities	(2,784,682)	(1,339,921)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividend received by non-controlling interest	(400,000)	(400,000)
Investment by non-controlling interest	—	134,034
Dividends paid on NTIC common stock	(1,182,200)	(2,180,244)
Proceeds from employee stock purchase plan	64,195	52,546
Proceeds from exercise of stock options	—	—
Net cash used in financing activities	(1,518,005)	(2,393,664)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(63,109)	(49,702)

NET INCREASE IN CASH AND CASH EQUIVALENTS	546,274	1,693,735
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	5,856,758	4,163,023

CASH AND CASH EQUIVALENTS AT END OF YEAR	$6,403,032	$5,856,758

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED AUGUST 31, 2020 AND 2019

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

The Company participates, either directly or indirectly, in 19 active joint venture arrangements in North America, Europe, and Asia. Each of these joint ventures generally manufactures and markets products in the geographic territory to which it is assigned. While most of the Company’s joint ventures exclusively sell rust and corrosion inhibiting products, some of the joint ventures also sell the Company’s Natur-Tec® resin compounds and finished products. The profits of joint ventures are shared by the respective joint venture owners in accordance with their respective ownership percentages. The Company typically owns 50% or less of its joint venture entities and does not control the decisions of these entities, including dividend declaration or amount in any given year.

Impact of COVID-19 Pandemic – In March 2020, the World Health Organization declared the novel coronavirus (COVID-19) outbreak a global pandemic. As a result of the COVID-19 pandemic and related government mandated restrictions on the Company’s business as well as the businesses of its joint ventures, customers and suppliers, disruption to the Company’s business and the manufacture and sale of its products and services has occurred and is expected to continue into fiscal 2021.

Principles of Consolidation – NTIC evaluates its voting and variable interests in entities on a qualitative and quantitative basis. NTIC consolidates entities in which it concludes it has the power to direct the activities that most significantly impact an entity’s economic success and has the obligation to absorb losses or the right to receive benefits that could be significant to the entity. The consolidated financial statements include the accounts of Northern Technologies International Corporation, its wholly-owned subsidiaries, Northern Technologies Holding Company, LLC, NTIC (Shanghai) Co., Ltd. (NTIC China), ZERUST-EXCOR MEXICO, S. de R.L. de C.V (Zerust Mexico), NTIC Europe GmbH (NTI Europe), NTIC’s majority-owned subsidiary in India, Natur-Tec India Private Limited (Natur-Tec India), NTIC’s majority-owned subsidiary in Brazil, Zerust Prevenção de Corrosão S.A. (Zerust Brazil), NTIC’s majority-owned subsidiary in Sri Lanka, Natur Tec Lanka (Pvt) Ltd (Natur Tec Lanka), and NTIC’s majority-owned holding company, NTI Asean LLC (NTI Asean), Zerust Singapore Pte Ltd (Zerust Singapore) and Zerust Vietnam Co. Ltd (Zerust Vietnam). NTIC’s consolidated financial statements do not include the accounts of any of its joint ventures.

Non-Controlling Interests – The Company owns 75% of Natur-Tec India, 75% of Natur Tec Lanka, 85% of Zerust Brazil, 60% of NTI Asean, 60% of Zerust Singapore Pte Ltd, and 60% of Zerust Vietnam Co. Ltd.  The remaining ownership of the consolidated entities are accounted for as non-controlling interests and reported as part of equity in the consolidated financial statements. The Company allocates gains and losses to the non-controlling interest even when such allocation results in a deficit balance, reducing the losses attributed to the controlling interest. Changes in ownership interests are treated as equity transactions if the Company maintains control.

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

The adoption of ASC 606 did not impact the previously reported financial statements in any prior period or result in a cumulative effect adjustment to retained earnings. Therefore, the adoption of the standard did not impact the Company’s revenue recognition process. Generally, the Company’s performance obligations are satisfied when the customers take possession of the products, which normally occurs at the shipping point or destination depending on the terms of the contracts. The Company’s services are generally sold based upon quotes or contracts with customers that include a fixed or determinable price, and sales arrangements do not contain any significant financing component for its customers. The Company does not recognize revenue related to product warranties, nor does the Company incur significant contract costs. Customer arrangements do not generate contract assets or liabilities.

Changes to the Company’s significant accounting policies as a result of adopting ASC 606 are discussed below.

Revenue Recognition – Revenue is measured based on consideration specified in the contract with a customer, adjusted for any applicable estimates of variable consideration and other factors affecting the transaction price, including noncash consideration, consideration paid or payable to customers, and significant financing components. Revenue from all customers is recognized when a performance obligation is satisfied by transferring control of a distinct good or service to a customer.

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

The timing of revenue recognition, billing, and cash collections results in accounts receivable on the consolidated balance sheet.

Performance Obligations - A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. A contract’s transaction price is allocated to each distinct performance obligation in proportion to its standalone selling price and recognized as revenue when, or as, the performance obligation is satisfied. The Company’s various performance obligations and the timing or method of revenue recognition are discussed below. The Company’s technical service consultants work directly with the end users of NTIC’s ZERUST® rust and corrosion inhibiting products to analyze their specific needs and develop systems to meet their performance requirements.

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

Sales Commissions – Sales commissions paid to sales representatives are eligible for capitalization, as they are incremental costs that would not have been incurred without entering into a specific sales arrangement and are recoverable through the expected margin on the transaction. The Company has elected to apply the practical expedient provided by ASC 340-40-25-4 and recognize the incremental costs of obtaining contracts as an expense when incurred, as the amortization period of the assets that would have otherwise been recognized is one year or less. The Company records these costs as a selling expense.

Product Warranty – The Company offers warranties on various products and services. These warranties are assurance type warranties that are not sold on a standalone basis; therefore, they are not considered distinct performance obligations. The Company estimates the costs that may be incurred under its warranties and records a liability in the amount of such costs at the time the revenue is recognized for the product sale.

International Revenue – The Company markets its products to numerous countries in North America, Europe, Latin America, Asia, and other parts of the world. See Note 11, Segment and Geographical Information, for information regarding revenue disaggregation by geography.

Trade Receivables – Payment terms for the Company’s unaffiliated customers are determined based on credit risk and vary by customer. The Company typically offers standard payment terms to unaffiliated customers of net 30 days. The Company does not accrue interest on past due accounts receivable. The Company reviews the credit histories of its customers before extending unsecured credit. The Company presents accounts and notes receivable net of an allowance for doubtful accounts. Each quarter, the Company prepares an analysis of its ability to collect outstanding receivables that provides a basis for an allowance estimate for doubtful accounts. In doing so, the Company evaluates the age of its receivables, past collection history, current financial conditions of key customers and its joint ventures, and economic conditions. Based on this evaluation, the Company establishes a reserve for specific accounts and notes receivable that it believes are uncollectible, as well as an estimate of uncollectible receivables not specifically known. The Company believes that an analysis of historical trends and its current knowledge of potential collection problems provide the Company with sufficient information to establish a reasonable estimate for an allowance for doubtful accounts. In the event the Company determines that a smaller or larger uncollectible accounts reserve is appropriate, the Company records a credit or charge to selling expense in the period that it made such determination. Accounts receivable have been reduced by an allowance for uncollectible accounts of $90,000 as of August 31, 2020 and $65,000 as of August 31, 2019. Accounts are considered past due based on terms agreed upon between the Company and the customer. Accounts receivable are written-off only after all collection attempts have failed and are based on individual credit evaluation and specific circumstances of the customer.

Trade Receivables from Joint Ventures – Trade receivables from joint ventures arise from sales of products the Company makes to its joint ventures. Payment terms for the Company’s joint ventures also are determined based on credit risk; however, additional consideration is given to the individual joint venture due to the transportation time associated with ocean delivery of most products and certain other factors. Generally, accounts receivable from the Company’s joint ventures unpaid after 90 days are considered past due. The Company does not accrue interest on past due balances. The Company periodically reviews amounts due from its joint ventures for collectability and, based on past experience and continuous review of the balances due, determined that an allowance for doubtful accounts related to its joint venture receivables was not necessary as of August 31, 2020 or 2019.

Fees for Services Provided to Joint Ventures – The Company provides services to its joint ventures including consulting, legal, travel, insurance, technical, and marketing services based on licensing or other agreements with its joint ventures. The Company receives fees for the services it provides to its joint ventures. The fees for services received by the Company from its joint ventures are generally based on either a flat fee or a percentage of net sales by the Company’s joint ventures depending on local laws and tax regulations. Under the Company’s agreements with its joint ventures, amounts are earned when product is shipped from joint venture facilities, at which point a sale is deemed to have occurred and results in obligation for the joint venture to pay the royalty and recognition of the fee by the Company. The Company reviews the financial situation of each of its joint ventures to assist in the likelihood of collections on amounts earned. The Company accounts for these fees on a cash basis if uncertainty exists surrounding the collection of such fees.

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

Investments in Joint Ventures – Investments in the Company’s joint ventures are accounted for using the equity method. Under the equity method, investments are initially recorded at cost and are adjusted for dividends, distributed and undistributed earnings and losses, changes in foreign currency exchange rates, and additional investments. In the event the Company’s share of a joint venture’s cumulative losses exceeds the Company’s investment balance, the balance is reported at zero value until proportionate income exceeds the losses. The Company assesses its joint ventures for impairment on an annual basis as of August 31 of each year as part of its fiscal year end analysis. In addition to the annual review for impairment, the Company reviews the operating results of each joint venture on a quarterly basis in comparison to its historical operating results and its accrual of fees for services provided to joint ventures. If the operating results of a joint venture do not meet financial performance expectations, an additional evaluation is performed on the joint venture. The Company’s evaluation of its investments in joint ventures requires the Company to make assumptions about future cash flows of its joint ventures. These assumptions require significant judgment, and actual results may differ from assumed or estimated amounts. All investments in joint ventures had positive equity as of August 31, 2020 and 2019. The Company considers any of its joint ventures to be significant and discloses entity specific financial information if the joint venture’s income or assets make up more than 20% of the Company’s total assets or income.

The Company classifies distributions received from its joint ventures based on the nature of the distributions, generally, in operating activities on the consolidated statements of cash flows.

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

Recoverability of Long-Lived Assets – The Company reviews its long-lived assets whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. The Company determines potential impairment by comparing the carrying value of the assets with expected net cash flows expected to be provided by operating activities of the business or related products. If the sum of the expected undiscounted future net cash flows is less than the carrying value, the Company evaluates whether an impairment loss should be recognized. An impairment loss is measured by comparing the amount by which the carrying value exceeds the fair value of the asset. When evaluating assets for impairment, the Company groups long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.

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

The Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. In the event the Company determines that it would be able to realize its deferred assets in the future in excess of their net recorded amount, the Company makes an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

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

Foreign Currency Translation (Accumulated Other Comprehensive Income (Loss)) – The functional currency of NTIC China, Zerust Brazil, Natur-Tec India, Natur Tec Lanka, Zerust Mexico, Zerust Singapore, Zerust Vietnam, NTI Europe, and each unconsolidated international joint venture is the applicable local currency. The translation of the applicable foreign currencies into U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average monthly exchange rate. Translation gains or losses are reported as an element of other comprehensive income (loss).

The Company (excluding NTIC China, Zerust Brazil, Natur-Tec India, Natur Tec Lanka, Zerust Singapore, Zerust Vietnam, NTI Asean, Zerust Mexico, NTI Europe, and NTIC’s joint ventures) conducts all foreign transactions based on the U.S. dollar. Since investments in joint ventures are accounted for using the equity method, any changes in foreign currency exchange rates are reflected as a foreign currency translation adjustment and do not change the equity in income from joint ventures reflected in the Company’s consolidated statements of operations.

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

Additional information and disclosures required by this new standard are contained in Note 15, titled “Commitments and Contingencies.”

The Company adopted the new leasing standards on September 1, 2019, using a modified retrospective transition approach to be applied to leases existing as of, or entered into after, September 1, 2019; and, consequently, financial information will not be updated and the disclosures required under Topic 842 will not be provided for dates and periods prior to September 1, 2019. The Company has reviewed its existing lease contracts and the impact of the new leasing standards on its consolidated results of operations, financial position and disclosures. Upon adoption of the new leasing standards, the Company recognized a lease liability and related right-of-use asset on its consolidated balance sheet of approximately $600,000 as of September 1, 2019.

New Accounting Pronouncements Not Yet Adopted

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

3.       INVENTORIES

Inventories consisted of the following:

	August 31, 2020	August 31, 2019
Production materials	$3,866,791	$1,980,816
Finished goods	7,095,006	8,507,912
	$10,961,796	$10,488,728

4.       PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	August 31, 2020	August 31, 2019
Land	$310,365	$310,365
Buildings and improvements	8,167,783	7,749,980
Machinery and equipment	4,940,912	4,903,664
	13,419,060	12,964,009
Less accumulated depreciation	(6,308,271)	(5,605,850)
	$7,110,789	$7,358,159

5.       PATENTS AND TRADEMARKS, NET

Patents and trademarks, net consisted of the following:

	August 31, 2020	August 31, 2019
Patents and trademarks	$2,907,852	$2,938,876
Less accumulated amortization	(2,105,846)	(1,929,907)
	$802,006	$1,008,969

Patent and trademark costs are amortized over seven years. Costs incurred related to patents and trademarks are capitalized until filed and approved, at which time the amounts capitalized to date are amortized, and any further costs, including maintenance costs, are expensed as incurred. Amortization expense was $231,624 and $261,724 for the years ended August 31, 2020 and 2019, respectively. Amortization expense is estimated to be $200,000 in each of the next four fiscal years.

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

The Company considers the Company’s joint venture in Germany, Excor Korrosionsschutz – Technologien und Produkte GmbH (EXCOR) and the following other joint ventures in France, Finland, India and Thailand, respectively, to be individually significant to the Company’s consolidated assets and income as of August 31, 2020: ACOBAL SAS, ZERUST OY, HARITA-NTI LTD and ZERUST SPECIALTY TECH CO. LTD. Financial information from the audited and unaudited financial statements of EXCOR and the Company’s joint ventures in France, Finland, India and Thailand, as well as all the Company’s other joint ventures, are summarized as follows:

	As of August 31, 2020
	Total	EXCOR	FRANCE	FINLAND	INDIA	THAILAND	OTHER
Current assets	$55,825,418	$25,742,619	$4,099,160	$1,955,879	$4,010,855	$4,022,399	$15,994,506
Total assets	60,295,587	28,449,772	4,873,484	2,261,147	4,242,660	4,055,451	16,413,073
Current liabilities	11,002,867	2,424,565	2,073,710	415,496	1,007,529	993,332	4,088,235
Noncurrent liabilities	365,274	—	—	—	32,999	—	332,275
Joint ventures’ equity	48,927,446	26,025,207	2,799,774	1,845,651	3,202,132	3,062,119	11,992,563
Northern Technologies International Corporation’s share of joint ventures’ equity	24,090,826	13,012,606	1,399,887	922,814	1,603,013	1,531,060	5,621,446
Northern Technologies International Corporation’s share of joint ventures’ undistributed earnings	21,855,747	12,981,701	1,399,887	902,814	738,191	1,429,060	4,404,094

	Fiscal Year Ended August 31, 2020
	Total	EXCOR	FRANCE	FINLAND	INDIA	THAILAND	OTHER
Net sales	$87,030,062	$32,546,402	$8,133,294	$3,088,865	$5,481,303	$6,471,831	$31,308,367
Gross profit	39,532,750	18,739,471	3,061,433	1,916,001	2,498,196	2,046,478	11,271,171
Net income	8,545,473	5,266,541	473,137	419,728	697,349	503,884	1,184,834
Northern Technologies International Corporation’s share of equity in income of joint ventures	4,270,327	2,622,423	237,490	209,972	349,218	253,192	598,032
Northern Technologies International Corporation’s dividends received from joint ventures	5,672,099	4,675,850	—	325,635	261,220	160,074	249,320

	As of August 31, 2019
	Total	EXCOR	All Other
Current assets	$59,162,834	$29,139,787	$30,023,047
Total assets	63,326,703	31,666,841	31,659,862
Current liabilities	14,145,499	3,573,160	10,572,339
Noncurrent liabilities	20,797	—	20,797
Joint ventures’ equity	49,160,407	28,093,681	21,066,726
Northern Technologies International Corporation’s share of joint ventures’ equity	24,207,339	14,046,842	10,160,497
Northern Technologies International Corporation’s share of joint ventures’ undistributed earnings	22,178,126	14,015,937	8,162,189

	Fiscal Year Ended August 31, 2019
	Total	EXCOR	All Other
Net sales	$114,635,435	$47,015,841	$67,619,594
Gross profit	51,312,013	25,622,261	25,689,752
Net income	14,688,999	10,827,448	3,861,551
Northern Technologies International Corporation’s share of equity in income of joint ventures	7,225,518	5,415,362	1,810,156
Northern Technologies International Corporation’s dividends received from joint ventures	5,039,041	3,345,600	1,693,441

The Company did not make any joint venture investments during fiscal 2020 or fiscal 2019.

7.       CORPORATE DEBT

The Company has a revolving line of credit with PNC Bank, National Association (PNC Bank) of $3,000,000. No amounts were outstanding under the line of credit as of both August 31, 2020 and 2019. At the option of the Company, outstanding advances under the line of credit bear interest at either (a) an annual rate based on LIBOR plus 2.15% for the applicable LIBOR interest period selected by the Company or (b) at the rate publicly announced by PNC Bank from time to time as its prime rate.

The line of credit is governed under a loan agreement. The loan agreement contains standard covenants, including affirmative financial covenants, such as the maintenance of a minimum fixed charge coverage ratio, and negative covenants, which, among other things, limit the incurrence of additional indebtedness, loans and equity investments, disposition of assets, mergers and consolidations, and other matters customarily restricted in such agreements. Under the loan agreement, the Company is subject to a minimum fixed charge coverage ratio of 1.10:1.00. As of August 31, 2020, the Company was in compliance with all debt covenants.

The revolving credit facility allows the Company to request that PNC Bank issue letters of credit up to $1,200,000. The Company did not have any letters of credit reserved against the available letters of credit balance as of August 31, 2020 and 2019 with PNC Bank. The availability of advances under the line of credit will be reduced by the face amount of any letter of credit issued and outstanding (whether or not drawn) under the revolving credit facility.

On December 16, 2019, the Company and PNC Bank extended the maturity date of the line of credit from January 7, 2020 to January 7, 2021. All other terms of the line of credit and the loan agreement and other documents evidencing the line of credit remain the same.

As of August 31, 2020, the Company had $88,831 of letters of credit with JP Morgan Chase Bank that are performance based and set to expire between 2020 and 2022.

8.       STOCKHOLDERS’ EQUITY

On June 3, 2019, the Company’s Board of Directors declared a two-for-one stock split of the Company’s common stock effected in the form of a 100% share dividend distributed on June 28, 2019 to record holders as of June 17, 2019. All share and per share values have been adjusted to retroactively reflect the effect of the two-for-one stock split.

During fiscal 2020, the Company’s Board of Directors declared cash dividends on the following dates in the following amounts to holders of record of the Company’s common stock as of the following record dates:

Declaration Date	Amount	Record Date	Payable Date
October 22, 2019	$0.065	November 6, 2019	November 20, 2019
January 22, 2020	$0.065	February 5, 2020	February 19, 2020

On April 23, 2020, the Company announced the temporary suspension of its quarterly cash dividend pending clarity on the COVID-19 pandemic. Therefore, the Company did not declare a cash dividend during the quarter ended May 31, 2020 or August 31, 2020.

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

On January 15, 2015, the Company’s Board of Directors authorized the repurchase of up to $3,000,000 in shares of common stock through open market purchases or unsolicited or solicited privately negotiated transactions. This program has no expiration date but may be terminated by the Company’s Board of Directors at any time. As of August 31, 2020, up to $2,640,548 in shares of common stock remained available for repurchase under the stock repurchase program.

During fiscal 2020, the Company did not repurchase or retire any shares of its common stock. During fiscal 2020, stock options to purchase an aggregate of 11,974 shares of common stock were exercised at a weighted average exercise price of $5.13 per share; some of the options were exercised on a cashless basis, resulting in the net issuance of 6,823 shares of common stock.

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

The following is a reconciliation of the net income per share computation for fiscal 2020 and fiscal 2019:

Numerator:	August 31, 2020	August 31, 2019
Net (loss) income attributable to NTIC	$(1,337,709)	$5,209,622

Denominator:
Basic-weighted shares outstanding	9,096,981	9,085,584
Weighted shares assumed upon exercise of stock options	-	330,390
Diluted – weighted shares outstanding	9,096,981	9,415,974

Basic net (loss) income per share:	$(0.15)	$0.57
Diluted net (loss) income per share:	$(0.15)	$0.55

*Share and per share data have been adjusted for all periods presented to reflect the two-for-one stock split effective June 28, 2019.

The dilutive impact summarized above relates to the periods when the average market price of the Company’s common stock exceeded the exercise price of the potentially dilutive option securities granted. Net income per common share was based on the weighted average number of common shares outstanding during the periods when computing the basic net income per share. When dilutive, stock options are included as equivalents using the treasury stock market method when computing the diluted net income per share. Excluded from the computation of diluted net income per share as of August 31, 2020 were options outstanding to purchase 1,127,968 shares of common stock due to the net loss for the period. Excluded from the computation of diluted net income per share as of August 31, 2019 were options outstanding to purchase 141,768 shares of common stock.

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

The 2019 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, stock unit awards, performance awards, and stock bonuses to eligible recipients to enable the Company and its subsidiaries to attract and retain qualified individuals through opportunities for equity participation in the Company and to reward those individuals who contribute to the achievement of the Company’s economic objectives. Subject to adjustment as provided in the 2019 Plan, up to a maximum of 800,000 shares of the Company’s common stock are issuable under the 2019 Plan. Options granted generally have a term of ten years and become exercisable over a one- or three- year period beginning on the one-year anniversary of the date of grant. Options are granted at per share exercise prices equal to the market value of the Company’s common stock on the date of grant. The Company issues new shares upon the exercise of options. During the fiscal years ended August 31, 2020 and 2019, the Company granted stock options under the 2019 Plan to purchase an aggregate of 300,770 and 141,767 shares of its common stock to various employees and directors, respectively. As of August 31, 2020, 499,230 shares of common stock remained available under the 2019 Plan.

The maximum number of shares of common stock of the Company available for issuance under the ESPP is 200,000 shares, subject to adjustment as provided in the ESPP. The ESPP provides for six-month offering periods beginning on September 1 and March 1 of each year. The purchase price of the shares is 90% of the lower of the fair market value of common stock at the beginning or end of the offering period. This discount may not exceed the maximum discount rate permitted for plans of this type under Section 423 of the Internal Revenue Code of 1986, as amended. The ESPP is compensatory for financial reporting purposes. The Company issued 2,754 and 2,462 shares on March 1, 2020 and 2019, respectively, and 3,597 and 1,748 shares on September 1, 2019 and 2018, respectively, under the ESPP. As of August 31, 2020, 84,693 shares of common stock remained available for sale under the ESPP.

The fair value of option grants is determined at the date of grant using the Black-Scholes option pricing model with the assumptions listed below.  The volatility factor used in the Black-Scholes option pricing model is based on historical stock price fluctuations, and the risk-free interest rate is based on U.S. treasury rates appropriate for the expected term. Dividend yield and expected volatility are estimated using historical amounts that are anticipated to be consistent with current values. Expected life of the option is based on the life of the option agreements. Based on these valuations, the Company recognized compensation expense of $1,337,774 and $1,431,925 during fiscal 2020 and fiscal 2019, respectively, related to the options that vested during such time. As of August 31, 2020, the total compensation cost for non-vested options not yet recognized on the Company’s consolidated statements of operations was $20,834, which is expected to be recognized during fiscal 2021, based on outstanding options as of August 31, 2020. Future option grants will impact the compensation expense recognized. Stock-based compensation expense is included in general and administrative expense on the consolidated statements of operations.

The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model with the following assumptions and results for the grants:

	Fiscal Year 2020	Fiscal Year 2019
Dividend yield	2.41%	1.32%
Expected volatility	45.2%	45.8%
Expected life of option (years)	10	10
Weighted average risk-free interest rate	1.40%	2.75%

Stock option activity during the periods indicated was as follows:

	Number of Shares (#)	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at August 31, 2018	697,406	$7.29
Options granted	141,767	18.23
Options exercised	—	—
Options terminated	—	—

Outstanding at August 31, 2019	839,173	$9.13
Options granted	300,770	10.87
Options exercised	(11,975)	5.13
Options terminated	—	—

	Number of Shares (#)	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding at August 31, 2020	1,127,968	$9.63	$1,091,425

Exercisable at August 31, 2020	810,363	$9.18	$1,091,425

*Share and per share data have been adjusted for all periods presented to reflect the two-for-one stock split effective June 28, 2019.

The weighted average per share fair value of options granted during fiscal 2020 and fiscal 2019 was $9.63 and $9.02, respectively. The weighted average remaining contractual life of the options outstanding and exercisable as of August 31, 2020 was 6.02 years and 5.90 years, respectively.

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

The following tables present the Company’s business segment information:

	Fiscal 2020	Fiscal 2019
ZERUST® net sales	$34,474,535	$38,174,712
Natur-Tec® net sales	13,164,156	17,575,425
Total net sales	$47,638,691	$55,750,137

The following table sets forth the Company’s cost of goods sold by segment:

	Fiscal 2020	Fiscal 2019
Direct cost of goods sold
ZERUST®	$18,717,684	$21,505,335
Natur-Tec®	10,168,051	13,691,038
Indirect cost of goods sold	2,723,539	2,773,871
Total net cost of goods sold	$31,609,274	$37,970,244

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

Geographic Information

Net sales by geographic location for fiscal 2020 and fiscal 2019 were as follows:

	Fiscal Year Ended August 31,
	2020	2019
Inside the U.S.A. to unaffiliated customers	$20,218,213	$24,560,459
Outside the U.S.A. to:
Joint ventures in which the Company is a shareholder directly and indirectly	1,972,646	2,607,554
Unaffiliated customers	25,447,832	28,582,124
	$47,638,691	$55,750,137

Net sales by geographic location are based on the location of the customer.

Fees for services provided to joint ventures by geographic location as a percentage of total fees for services provided to joint ventures, respectively, were as follows:

	Fiscal 2020	Fiscal 2019
Germany	$843,752	$852,526
Japan	628,889	748,489
Poland	553,198	704,942
Sweden	372,017	589,654
Thailand	328,452	418,334
France	310,661	430,537
Czech Republic	270,032	345,798
South Korea	266,703	346,244
Finland	256,375	281,295
United Kingdom	255,121	319,671
India	250,976	350,172
Other	276,709	339,917
	$4,612,885	$5,727,579

Sales to the Company’s joint ventures are included in the foregoing segment and geographic information; however, sales by the Company’s joint ventures to other parties are not included. The foregoing segment and geographic information represents only sales and cost of goods sold recognized directly by the Company.

See Note 6 for additional details on geographical information regarding equity in income from joint ventures.

The geographical distribution of total long-lived assets and net sales is as follows:

	At August 31, 2020	At August 31, 2019
China	$376,088	$337,162
Other	172,833	178,087
United States	6,561,868	6,842,910
Total long-lived assets	$7,110,789	$7,358,159

	Fiscal Year Ended August 31, 2020	Fiscal Year Ended August 31, 2019
China	$13,409,770	$13,030,298
Brazil	2,753,930	3,151,509
India	5,655,797	8,109,468
Other	5,600,982	6,898,403
United States	20,218,212	24,560,459
Total net sales	$47,638,691	$55,750,137

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

12.       RETIREMENT PLAN

The Company has a 401(k) employee savings plan. Employees who meet certain age and service requirements may elect to contribute up to 15% of their salaries. The Company typically contributes the lesser of 50% of the participant’s contributions or 3.5% of the employee’s salary. The Company recognized expense for the savings plan of $234,534 and $228,605 for fiscal 2020 and fiscal 2019, respectively.

13.       RELATED PARTY TRANSACTIONS

During both fiscal 2020 and fiscal 2019, the Company made consulting payments of $144,000 to Bioplastic Polymers LLC, an entity owned by Ramani Narayan, Ph.D., a director of the Company.

14.       INCOME TAXES

The provision for income taxes for the fiscal years ended August 31, 2020 and 2019 was approximately as follows:

	Fiscal Year Ended August 31,
	2020	2019
Current:
Federal	$—	$—
State	23,000	48,000
Foreign	1,226,000	902,000
	1,249,000	950,000
Deferred:
Federal	1,501,000	(315,000)
State	101,000	(21,000)
Foreign	(177,000)	228,000
	1,425,000	(108,000)
	$2,674,000	$842,000

Reconciliations of the expected federal income tax at the statutory rate of 21.0% with the provisions for income taxes for the fiscal years ended August 31, 2020 and 2019 were approximately as follows:

	Fiscal Year Ended August 31,
	2020	2019
Tax computed at statutory rates	$365,000	$1,398,000
State income tax, net of federal benefit	23,000	27,000
Tax effect on equity in income of international joint ventures	(888,000)	(1,490,000)
Tax effect of foreign operations	641,000	672,000
Deemed repatriation	108,000	204,000
Research and development credit	(368,000)	(133,000)
Valuation allowance	2,797,000	133,000
Stock based compensation	189,000	208,000
Non-controlling interest	(55,000)	(74,000)
Other	(138,000)	(103,000)
	$2,674,000	$842,000

The Company has not provided U.S. income taxes or foreign withholding taxes with respect to its portion of the cumulative undistributed earnings of certain foreign subsidiaries and joint ventures that are essentially permanent in duration. As a result of the 2017 tax law changes, U.S. federal income taxes on dividends received from the Company’s foreign subsidiaries and joint ventures after December 31, 2017 have been generally eliminated. However, the Company continues to be subject to foreign withholding taxes upon repatriation of any undistributed earnings that are not essentially permanent in duration. The Company recorded a tax benefit of approximately $76,000 and tax expense of approximately $4,000 during fiscal 2020 and fiscal 2019, respectively, representing changes in the deferred tax liability for foreign withholding taxes to be paid with respect to the portion of the cumulative undistributed earnings of foreign subsidiaries and joint ventures that the Company determined were not essentially permanent in duration.

The Company measures deferred tax assets and liabilities using enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid. The tax effect of the temporary differences and tax carryforwards comprising the net deferred taxes shown on the consolidated balance sheets as of August 31, 2020 and 2019 was approximately as follows:

	August 31,
	2020	2019
Accrued compensation	$173,500	$153,400
Inventory costs	64,000	60,900
Other accrued expenses	74,900	39,700
Lease liability	147,500	-
Goodwill and other intangible assets	581,200	688,400
Stock-based compensation	397,300	299,300
Foreign tax credit carryforward	5,790,500	5,790,500
Other credit and loss carryforwards	4,824,200	3,631,700
Total deferred tax assets	12,053,100	10,663,900
Valuation allowance	(11,561,700)	(8,764,300)
Total deferred tax assets after valuation allowance	491,400	1,899,600
Property and equipment	(50,700)	(111,900)
Right-of-use asset	(147,500)	-
Other	(83,400)	(153,400)
Total deferred tax liabilities	(281,600)	(265,300)
Net deferred tax assets	$209,800	$1,634,300

As of August 31, 2020, the Company had foreign tax credit carryforwards of approximately $5,790,500, which will begin to expire if not utilized prior to August 31, 2021. In addition, the Company had federal and state tax credit carryforwards of $3,312,400 as of August 31, 2020 which began to expire in fiscal 2021.  These federal and state tax credit carryforwards consist primarily of federal and Minnesota research and development credit carryforwards. The Company also has a deferred tax asset of $1,260,600 for federal and state net operating loss carryforwards as of August 31, 2020. The federal net operating loss carryforward has an indefinite carryforward period. The Company has a deferred tax asset of $251,200 for foreign net operating loss carryforwards, $229,200 of which has an indefinite carryforward period.

The Company records a tax valuation allowance to reduce deferred tax assets to the amount expected to be realized when it is more likely than not that some portion or all of its deferred tax assets will not be realized.

As of August 31, 2020, the Company determined based on all available evidence, including historical data and projections of future results, that it is more likely than not that its domestic deferred tax assets, including its foreign tax credit carryforward and federal and Minnesota research and development credit carryforwards will not be realized. The Company determined that its domestic deferred tax assets, including its federal and state net operating loss carryforwards, foreign tax credit carryforwards, and federal and Minnesota research and development credit carryforwards will not be realized due to the absence of objectively verifiable sources of taxable income. On the basis of this evaluation, the Company has recorded a valuation allowance of $11,561,700 as August 31, 2020 to recognize only the portion of the deferred tax assets that is more likely than not to be realized. The net deferred tax asset as of August 31, 2020 relates entirely to non-US deferred tax assets which are expected to be realized by offset of deferred tax liability for withholding tax on cumulative undistributed earnings in foreign subsidiaries and joint ventures that the Company determined were not essentially permanent.

As of August 31, 2019, the Company determined it was still in a position that a full valuation allowance was not necessary and recorded a valuation allowance of $5,790,500 with respect to the foreign tax credit carryforwards and a valuation allowance of $2,973,800 with respect to federal and state tax credit carryforwards that was determined would not be utilized prior to expiration. The Company determined that its foreign tax credit carryforward would not be realized due to insufficient foreign source taxable income within the carryforward period and the fact that for ordering purposes the foreign tax credit carryforward is not allowed to be utilized until after any current year foreign tax credits are utilized. The Company determined that its federal and Minnesota research and development credit carryforwards would not be realized due to insufficient federal and Minnesota taxable income within the carryforward period after considering the foreign tax credit utilization. The change in the valuation allowance totaled $2,797,000 and $133,000 for the years ended August 31, 2020 and 2019, respectively.

The following is a tabular reconciliation of the total amounts of approximated unrecognized tax benefits:

	Fiscal Year Ended August 31,
	2020	2019
Gross unrecognized tax benefits – beginning balance	$248,000	$242,000
Gross increases – prior period tax positions	15,200	1,000
Gross increases – current period tax positions	15,000	5,000
Gross unrecognized tax benefits – ending balance	$278,200	$248,000

The entire amount of unrecognized tax benefits would affect the effective tax rate if recognized.  It is not expected that the amount of unrecognized tax benefits will change significantly in the next 12 months.

The Company recognizes interest related to unrecognized tax benefits and penalties as income tax expense. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheet. There was no liability for the payment of interest and penalties as of both August 31, 2020 and August 31, 2019.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. With few exceptions, as of August 31, 2020, the Company is no longer subject to federal, state, local, or foreign examinations by tax authorities for years prior to August 31, 2017.

15.       COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company currently has operating leases for various buildings, equipment and vehicles. These leases are under non-cancelable operating lease agreements with expiration dates between November 30, 2020 and June 30, 2024. The Company has the option to extend certain leases to five or ten-year term(s) and has the right of first refusal on any sale.

The Company records lease liabilities within current liabilities or long-term liabilities based upon the length of time associated with the lease payments. The Company records its long-term operating leases as right-of-use assets. Upon initial adoption, using the modified retrospective transition approach, no leases with terms less than 12 months have been capitalized to the consolidated balance sheet consistent with ASC 842. Instead, these leases are recognized in the consolidated statement of operations on a straight-line expense throughout the lives of the leases. None of the Company’s leases contain common area maintenance or security agreements.

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

Present Value of Leases

(in thousands):	August 31, 2020
Right-of-use assets, net	$658,788

Current portion of lease liability	386,345
Lease liability, less current portion	272,443
Total lease liability	$658,788

As of August 31, 2020, the weighted-average remaining lease term was 2.02 years. The Company’s lease agreements do not provide a readily determinable implicit rate nor is it available to the Company from its lessors. Instead, as of August 31, 2020, the Company estimates the weighted-average discount rate for its operating leases to be 2.31% to present value based on the incremental borrowing rate.

Future minimum payments for the next five fiscal years and thereafter as of August 31, 2020 under these long-term operating leases are as follows (in thousands):

Fiscal 2021	$386,345
Fiscal 2022	208,419
Fiscal 2023	59,993
Fiscal 2024	19,932
Total future minimum lease payments	674,689
Less amount representing interest	(15,901)
Present value of obligations under operating leases	658,788
Less current portion	(386,345)
Long-term operating lease obligations	$272,443

The following table presents future minimum lease payments for the Company’s operating leases as of August 31, 2019 under ASC 840 and is being presented for comparative purposes:

Fiscal 2020	$286,723
Fiscal 2021	241,035
Fiscal 2022	107,522
Total future minimum rent	$635,280

Rent expense under these leases was approximately $131,840 for the year ended August 31, 2019.

Annual Bonus Plan

On August 27, 2020, the Compensation Committee of the Board of Directors of the Company approved the material terms of an annual bonus plan for the Company’s executive officers as well as certain officers and employees for the fiscal year ending August 31, 2021. For fiscal 2021, as in past years, the total amount available under the bonus plan for all plan participants, including executive officers, is dependent upon the Company’s earnings before interest, taxes, and other income, as adjusted to take into account amounts to be paid under the bonus plan and certain other adjustments (Adjusted EBITOI). Each plan participant’s percentage of the overall bonus pool is based upon the number of plan participants, the individual’s annual base salary, and the individual’s position and level of responsibility within the company. In the case of each of the Company’s executive officer participants, 75% of the amount of their individual bonus payout will be determined based upon the Company’s actual EBITOI for fiscal 2021 compared to a pre-established target EBITOI for fiscal 2021, and 25% of the payout will be determined based upon such executive officer’s achievement of certain pre-established individual performance objectives. The payment of bonuses under the plan is discretionary, and bonuses may be paid to executive officer participants in both cash and shares of NTIC common stock, the exact amount and percentages of which were determined by the Company’s Board of Directors, upon recommendation of the Compensation Committee, after the completion of the Company’s consolidated financial statements for fiscal 2021.

On August 31, 2019, the Compensation Committee of the Board of Directors of the Company approved the material terms of an annual bonus plan for the Company’s executive officers as well as certain officers and employees for the fiscal year ending August 31, 2020. $1,300,000 was recognized for bonuses for the fiscal year ended August 31, 2020, $800,000 of the bonus is comprised of stock options granted to management on September 1, 2019 and $500,000 will be paid out in cash and profit sharing subsequent to year end. This is compared to $2,000,000 recognized for bonuses for the fiscal year ended August 31, 2019, $800,000 of the bonus comprised of stock options granted to management on September 1, 2018 and $1,200,000 was paid out in cash and profit sharing subsequent to year end.

Concentrations

Five joint ventures (consisting of the Company’s joint ventures in the United States, Indonesia, Philippines, Russia and India) accounted for 88.2% of the Company’s trade joint venture receivables as of August 31, 2020, and five joint ventures (consisting of the Company’s joint ventures in South Korea, Thailand, France, Germany and India) accounted for 69.6% of the Company’s trade joint venture receivables as of August 31, 2019.

Legal Matters

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

From time to time, the Company is subject to various other claims and legal actions in the ordinary course of its business. The Company records a liability in its consolidated financial statements for costs related to claims, including future legal costs, settlements, and judgments, where the Company has assessed that a loss is probable, and an amount could be reasonably estimated. If the reasonable estimate of a probable loss is a range, the Company records the most probable estimate of the loss or the minimum amount when no amount within the range is a better estimate than any other amount. The Company discloses a contingent liability even if the liability is not probable or the amount is not estimable, or both, if there is a reasonable possibility that material loss may have been incurred. In the opinion of management, as of August 31, 2020, the amount of liability, if any, with respect to these matters, individually or in the aggregate, will not materially affect the Company’s consolidated results of operations, financial position, or cash flows.

16.       STATEMENTS OF CASH FLOWS

Supplemental disclosures of cash flow information consist of:

	Fiscal Year Ended August 31,
	2020	2019
Cash paid during the year for income tax	$1,099,635	$841,837
Cash paid during the year for interest	16,034	13,567

Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable	—	53,512

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

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurements Using Inputs Considered as
	Fair value as of August 31, 2020	Level 1	Level 2	Level 3
Available for sale securities	$5,544,722	$5,544,722	$—	$—

		Fair Value Measurements Using Inputs Considered as
	Fair value as of August 31, 2019	Level 1	Level 2	Level 3
Available for sale securities	$3,565,258	$3,565,258	$—	$—

Valuation Techniques

Financial assets that are classified as Level 1 securities include cash equivalents and available for sale securities. These are valued using quoted market prices in an active market.

The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the end of the fiscal quarter in which the actual event or change in circumstances that caused the transfer occurs. There were no transfers between Level 1, Level 2, or Level 3 during the fiscal years ended August 31, 2020 or August 31, 2019. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement.

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

The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Management, with the participation of NTIC’s President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of August 31, 2020. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this assessment, management concluded that the Company's internal control over financial reporting was effective as of August 31, 2020.

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

Changes in Internal Control over Financial Reporting

There was no change in NTIC’s internal control over financial reporting that occurred during the quarter ended August 31, 2020 that has materially affected or is reasonably likely to materially affect NTIC’s internal control over financial reporting.

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

Changes to Nomination Procedures

During the fourth quarter of fiscal 2020, NTIC made no material changes to the procedures by which stockholders may recommend nominees to NTIC’s Board of Directors, as described in NTIC’s most recent proxy statement.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes outstanding options and other awards under NTIC’s equity compensation plans as of August 31, 2020. NTIC’s equity compensation plans as of August 31, 2020 were the Northern Technologies International Corporation 2019 Stock Incentive Plan, the Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan, and the Northern Technologies International Corporation Employee Stock Purchase Plan. Except for automatic annual grants of $50,000 in options to purchase shares of NTIC common stock to NTIC’s directors in consideration for their services as directors of NTIC and an automatic annual grant of $10,000 in options to purchase shares of NTIC common stock to NTIC’s Chairman of the Board in consideration for his services as Chairman, in each case on the first day of each fiscal year, and automatic initial pro rata grants of $50,000 in options to purchase shares of NTIC common stock to NTIC’s new directors in consideration for their services as directors of NTIC on the first date of their appointment as directors, options and other awards granted in the future under the Northern Technologies International Corporation 2019 Stock Incentive Plan are within the discretion of the Board of Directors and the Compensation Committee of the Board of Directors and, therefore, cannot be ascertained at this time. No future grants of options or other stock awards will be made under the Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan.

	(a)		(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,127,968	(1)(2)	$9.63	583,923	(3)
Equity compensation plans not approved by security holders	—		—	—
Total	1,127,968	(1)(2)	$9.63	583,923	(3)

_____________________

*Share and per share data have been adjusted for all periods presented to reflect the two-for-one stock split effective June 28, 2019.

(1)	Amount includes 827,198 shares of NTIC common stock issuable upon the exercise of stock options outstanding as of August 31, 2020 under the Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan and 300,770 shares of NTIC common stock issuable upon the exercise of stock options outstanding as of August 31, 2020 under the Northern Technologies International Corporation 2019 Stock Incentive Plan.

(2)	Excludes employee stock purchase rights accruing under the Northern Technologies International Corporation Employee Stock Purchase Plan. Under such plan, each eligible employee may purchase up to 2,000 shares of NTIC common stock at semi-annual intervals on February 28th or 29th (as the case may be) and August 31st each year at a purchase price per share equal to 90% of the lower of (i) the closing sales price per share of NTIC common stock on the first day of the offering period or (ii) the closing sales price per share of NTIC common stock on the last day of the offering period.

(3)	Amount includes 499,230 shares available as of August 31, 2020 for future issuance under Northern Technologies International Corporation 2019 Stock Incentive Plan and 84,693 shares available at August 31, 2020 for future issuance under the Northern Technologies International Corporation Employee Stock Purchase Plan.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

PART IV

Item 15.	EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

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

Item No.	Item	Method of Filing
3.1	Restated Certificate of Incorporation of Northern Technologies International Corporation	Incorporated by reference to Exhibit 3.1 to NTIC’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2009 (File No. 001-11038)

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Northern Technologies International Corporation dated January 16, 2018	Incorporated by reference to Exhibit 3.1 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 16, 2018 (File No. 001-11038)

3.3	Certificate of Validation of the Certificate of Amendment to Restated Certificate of Incorporation of Northern Technologies International Corporation dated January 18, 2019	Incorporated by reference to Exhibit 3.1 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 25, 2019 (File No. 001-11038)

3.4	Amended and Restated Bylaws of Northern Technologies International Corporation	Incorporated by reference to Exhibit 3.1 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 24, 2008 (File No. 001-11038)

4.1	Specimen Stock Certificate Representing Common Stock of Northern Technologies International Corporation	Incorporated by reference to Exhibit 4.1 to NTIC’s Registration Statement on Form 10 (File No. 001-19331) (Filed on paper - hyperlink is not required pursuant to Rule 105 of Regulation S-T)

4.2	Description of Common Stock of Northern Technologies International Corporation	Filed herewith

10.1	Northern Technologies International Corporation 2019 Stock Incentive Plan*	Incorporated by reference to Exhibit 10.1 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 25, 2019 (File No. 001-11038)

10.2	Form of Incentive Stock Option Agreement for Northern Technologies International Corporation 2019 Stock Incentive Plan*	Incorporated by reference to Exhibit 10.2 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 25, 2019 (File No. 001-11038)

10.3	Form of Non-Statutory Stock Option Agreement for Northern Technologies International Corporation 2019 Stock Incentive Plan*	Incorporated by reference to Exhibit 10.3 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 25, 2019 (File No. 001-11038)

10.4	Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan*	Incorporated by reference to Exhibit 10.1 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 24, 2011 (File No. 001-11038)

10.5	Form of Incentive Stock Option Agreement for Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan*	Incorporated by reference to Exhibit 10.2 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 24, 2011 (File No. 001-11038)

10.6	Form of Non-Statutory Stock Option Agreement for Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan*	Incorporated by reference to Exhibit 10.3 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 24, 2011 (File No. 001-11038)

10.7	Form of Restricted Stock Agreement for Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan*	Incorporated by reference to Exhibit 10.4 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 24, 2011 (File No. 001-11038)

10.8	Northern Technologies International Corporation Employee Stock Purchase Plan*	Incorporated by reference to Exhibit 10.11 to NTIC’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 2006 (File No. 001-11038)

10.9	Material Terms of Northern Technologies International Corporation Annual Bonus Plan*	Incorporated by reference to Exhibit 10.6 to NTIC’s Annual Report on Form 10-K for the fiscal year ended August 31, 2015 (File No. 001-11038)

10.10	Form of Indemnification Agreement between Northern Technologies International Corporation and its Directors and Officers*	Incorporated by reference to Exhibit 10.1 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 23, 2019 (File No. 001-11038)

10.11	Agreement dated as of May 25, 2009 between Northern Technologies International Corporation and Sunggyu Lee, Ph.D.*	Incorporated by reference to Exhibit 10.2 to NTIC’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2009 (File No. 001-11038)

10.12	Description of Non-Employee Director Compensation Arrangements*	Incorporated by reference to Exhibit 10.9 to NTIC’s Annual Report on Form 10-K for the fiscal year ended August 31, 2018 (File No. 001-11038)

10.13	Executive Employment Agreement dated as of November 18, 2011 between Northern Technologies International Corporation and G. Patrick Lynch*	Incorporated by reference to Exhibit 10.13 to NTIC’s Annual Report on Form 10-K for the fiscal year ended August 31, 2011 (File No. 001-11038)

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

Incorporated by reference to Exhibit 10.16 to NTIC’s Annual Report on Form 10-K for the fiscal year ended August 31, 2011 (File No. 001-11038)

10.17	Amended and Restated Committed Line of Credit Note dated as of January 10, 2011 issued by Northern Technologies International Corporation to PNC Bank, National Association	Incorporated by reference to Exhibit 10.2 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 12, 2011 (File No. 001-11038)

10.18	Loan Agreement dated as of January 10, 2011 between Northern Technologies International Corporation and PNC Bank, National Association	Incorporated by reference to Exhibit 10.6 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 12, 2011 (File No. 001-11038)

10.19	Waiver and First Amendment to Loan Documents dated as of January 10, 2012 between Northern Technologies International Corporation and PNC Bank, National Association	Incorporated by reference to Exhibit 10.6 to NTIC’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2011 (File No. 001-11038)

10.20	Waiver and Second Amendment to Loan Documents dated December 11, 2012 between Northern Technologies International Corporation and PNC Bank, National Association	Incorporated by reference to Exhibit 10.1 to NTIC’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2012 (File No. 001-11038)

10.21	Letter dated December 31, 2013 to Northern Technologies International Corporation from PNC Bank, National Association	Incorporated by reference to Exhibit 10.1 to NTIC’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2014 (File No. 001-11038)

10.22	Letter dated January 8, 2015 to Northern Technologies International Corporation from PNC Bank, National Association	Incorporated by reference to Exhibit 10.1 to NTIC’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2015 (File No. 001-11038)

10.23	Amendment to Loan Documents dated January 6, 2016 by and between Northern Technologies International Corporation from PNC Bank, National Association	Incorporated by reference to Exhibit 10.1 to NTIC’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 29, 2016 (File No. 001-11038)

10.24	Letter Agreement effective as of January 11, 2017 between PNC Bank, National Association and Northern Technologies International Corporation	Incorporated by reference to Exhibit 10.1 to NTIC’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2016 (File No. 001-11038)

10.25	Letter Agreement effective as of January 5, 2018 between PNC Bank, National Association and Northern Technologies International Corporation	Incorporated by reference to Exhibit 10.1 to NTIC’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2017 (File No. 001-11038)

10.26	Letter Agreement effective as of January 8, 2019 between PNC Bank, National Association and Northern Technologies International Corporation	Incorporated by reference to Exhibit 10.1 to NTIC’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2018 (File No. 001-11038)

10.27	Letter Agreement effective as of December 16, 2019 between PNC Bank, National Association and Northern Technologies International Corporation	Incorporated by reference to Exhibit 10.1 to NTIC’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2019 (File No. 001-11038)

10.28	Purchase and Sale Agreement dated as of July 14, 2014 between Northern Technologies International Corporation and Glen Willow Holdings, LLC	Incorporated by reference to Exhibit 10.1 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 15, 2014 (File No. 001-11038)

10.29	Consulting Agreement dated January 11, 2017 by and among Northern Technologies International Corporation, BioPlastic Polymers LLC, and Ramani Narayan, Ph.D.	Incorporated by reference to Exhibit 10.2 to NTIC’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2016 (File No. 001-11038)

14.1	Code of Ethics	Incorporated by reference to Exhibit 14.1 to NTIC’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 2004 (File No. 001-11038)

21.1	Subsidiaries of the Registrant	Filed herewith

23.1	Consent of Baker Tilly US, LLP	Filed herewith

31.1	Certification of President and Chief Executive Officer Pursuant to SEC Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of President and Chief Executive Officer Pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of Chief Financial Officer Pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101	The following materials from Northern Technologies International Corporation’s Annual Report on Form 10-K for the fiscal year ended August 31, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements	Filed herewith

__________________________

*	A management contract or compensatory plan or arrangement.

Item 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

November 13, 2020	By: /s/ G. Patrick Lynch
G. Patrick Lynch
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ G. Patrick Lynch	President and Chief Executive Officer and Director	November 13, 2020
G. Patrick Lynch	(principal executive officer)

/s/ Matthew C. Wolsfeld, CPA	Chief Financial Officer and Corporate Secretary	November 13, 2020
Matthew C. Wolsfeld, CPA	(principal financial and accounting officer)

/s/ Richard J. Nigon	Chairman of the Board	November 13, 2020
Richard J. Nigon

/s/ Nancy E. Calderon	Director	November 13, 2020
Nancy E. Calderon

/s/ Sarah E. Kemp	Director	November 13, 2020
Sarah E. Kemp

/s/ Soo Keong Koh	Director	November 13, 2020
Soo Keong Koh

/s/ Sunggyu Lee, Ph.D.	Director	November 13, 2020
Sunggyu Lee, Ph.D.

/s/ Ramani Narayan, Ph. D.	Director	November 13, 2020
Ramani Narayan, Ph.D.

/s/ Konstantin von Falkenhausen	Director	November 13, 2020
Konstantin von Falkenhausen

