Form 10-Q
period 2020-11-30
NORTHERN TECHNOLOGIES INTERNATIONAL CORP
filed 2021-01-08
CIK 875582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2020

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

YES ☐ NO ☒

As of January 5, 2021, there were 9,104,636 shares of common stock of the registrant outstanding.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

FORM 10-Q

November 30, 2020

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AS OF NOVEMBER 30, 2020 (UNAUDITED) AND

AUGUST 31, 2020 (AUDITED)

	November 30, 2020	August 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,953,341	$6,403,032
Available for sale securities	6,382,785	5,544,722
Receivables:
Trade excluding joint ventures, less allowance for doubtful accounts of $120,000 as of November 30, 2020 and $90,000 as of August 31, 2020	9,551,519	8,072,212
Trade joint ventures	675,391	475,900
Fees for services provided to joint ventures	1,149,165	927,286
Income taxes	10,898	19,907
Inventories	9,835,135	10,961,796
Prepaid expenses	917,570	797,495
Total current assets	35,475,804	33,202,350

PROPERTY AND EQUIPMENT, NET	7,224,297	7,110,789

OTHER ASSETS:
Investments in joint ventures	24,961,205	24,090,826
Deferred income taxes	209,220	209,729
Patents and trademarks, net	782,423	802,006
Operating lease right of use asset	552,103	658,788
Total other assets	26,504,951	25,761,349
Total assets	$69,205,052	$66,074,488

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,379,475	$3,205,241
Income taxes payable	486,800	310,922
Accrued liabilities:
Payroll and related benefits	1,304,018	1,314,978
Other	856,532	880,118
Current portion of operating lease	276,061	386,345
Total current liabilities	7,302,886	6,097,604
LONG-TERM LIABILITIES:
Operating lease, less current portion	276,042	272,443
Total long-term liabilities	276,042	272,443

COMMITMENTS AND CONTINGENCIES (Note 12)

EQUITY:
Preferred stock, no par value; authorized 10,000 shares; none issued and outstanding	—	—
Common stock, $0.02 par value per share; authorized 15,000,000 shares as of November 30, 2020 and August 31, 2020; issued and outstanding 9,104,636 and 9,099,990, respectively	182,093	182,000
Additional paid-in capital	17,632,811	17,415,043
Retained earnings	43,735,209	42,472,810
Accumulated other comprehensive loss	(3,179,678)	(3,410,438)
Stockholders’ equity	58,370,435	56,659,415
Non-controlling interests	3,255,689	3,045,026
Total equity	61,626,124	59,704,441
Total liabilities and equity	$69,205,052	$66,074,488

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2020 AND 2019

	Three Months Ended
	November 30, 2020	November 30, 2019
NET SALES:
Net sales, excluding joint ventures	$12,198,808	$14,045,784
Net sales, to joint ventures	580,304	585,616
Total net sales	12,779,112	14,631,400

Cost of goods sold	8,313,321	9,805,084
Gross profit	4,465,791	4,826,316

JOINT VENTURE OPERATIONS:
Equity in income from joint ventures	1,825,712	1,293,990
Fees for services provided to joint ventures	1,336,561	1,358,325
Total joint venture operations	3,162,273	2,652,315

OPERATING EXPENSES:
Selling expenses	2,741,768	2,887,292
General and administrative expenses	2,093,982	2,049,687
Research and development expenses	1,075,737	961,641
Total operating expenses	5,911,487	5,898,620

OPERATING INCOME	1,716,577	1,580,011

INTEREST INCOME	69,538	49,038
INTEREST EXPENSE	(2,368)	(5,444)

INCOME BEFORE INCOME TAX EXPENSE	1,783,747	1,623,605

INCOME TAX EXPENSE	378,590	264,066

NET INCOME	1,405,157	1,359,539

NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	142,758	146,989

NET INCOME ATTRIBUTABLE TO NTIC	$1,262,399	$1,212,550

NET INCOME ATTRIBUTABLE TO NTIC PER COMMON SHARE:
Basic	$0.14	$0.13
Diluted	$0.13	$0.13

WEIGHTED AVERAGE COMMON SHARES ASSUMED OUTSTANDING:
Basic	9,104,623	9,095,607
Diluted	9,644,630	9,407,642

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.00	$0.065

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2020 AND 2019

	Three Months Ended
	November 30, 2020	November 30, 2019

NET INCOME	$1,405,157	$1,359,539
Other comprehensive INCOME – foreign currency translation adjustment	298,665	125,676

COMPREHENSIVE INCOME	1,703,822	1,485,215
COMPREHENSIVE INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	210,663	169,851
COMPREHENSIVE INCOME ATTRIBUTABLE TO NTIC	$1,493,159	$1,315,364

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2020 AND 2019

	STOCKHOLDERS’ EQUITY
					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	Controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Equity
BALANCE AT AUGUST 31, 2019	9,086,816	$181,736	$16,013,338	$44,992,719	$(4,593,178)	$3,074,679	$59,669,294
Stock options exercised	6,823	137	(137)	—	—	—	—
Stock issued for employee stock purchase plan	3,597	72	35,535	—	—	—	35,607
Stock option expense	—	—	318,818	—	—	—	318,818
Investment by non-controlling interest	—	—	—	—	—	—	—
Dividends paid to shareholders	—	—	—	(590,879)	—	—	(590,879)
Comprehensive income	—	—	—	1,212,550	102,814	169,851	1,485,215
BALANCE AT NOVEMBER 30, 2019	9,097,236	$181,945	$16,367,554	$45,614,390	$(4,490,364)	$3,244,530	$60,918,055
BALANCE AT AUGUST 31, 2020	9,099,990	$182,000	$17,415,043	$42,472,810	$(3,410,438)	$3,045,026	$59,704,441
Stock options exercised	—	—	—	—	—	—	—
Stock issued for employee stock purchase plan	4,646	93	36,099	—	—	—	36,192
Stock option expense	—	—	181,669	—	—	—	181,669
Investment by non-controlling interest	—	—	—	—	—	—	—
Dividends paid to shareholders	—	—	—	—	—	—	—
Comprehensive income	—	—	—	1,262,399	230,760	210,663	1,703,822
BALANCE AT NOVEMBER 30, 2020	9,104,636	$182,093	$17,632,811	$43,735,209	$(3,179,678)	$3,255,689	$61,626,124

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2020 AND 2019

	Three Months Ended
	November 30, 2020	November 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,405,157	$1,359,539
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation	181,669	318,818
Depreciation expense	211,932	211,132
Amortization expense	49,989	58,521
Change in allowance for doubtful accounts	30,000	—
Equity in income from joint ventures	(1,825,712)	(1,293,990)
Dividends received from joint ventures	1,125,361	205,432
Deferred income taxes	338	114,166
Changes in current assets and liabilities:
Receivables:
Trade, excluding joint ventures	(1,334,199)	(534,080)
Trade, joint ventures	(199,491)	182,798
Fees for services provided to joint ventures	(221,879)	(97,864)
Income taxes	10,001	262,440
Inventories	1,242,101	(734,384)
Prepaid expenses and other	(108,751)	(97,035)
Accounts payable	1,046,577	518,930
Income tax payable	156,951	7,970
Accrued liabilities	(168,924)	(2,049,549)
Net cash provided by (used in) operating activities	1,601,120	(1,567,157)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of available for sale securities	(838,063)	(2,521,837)
Proceeds from the sale of available for sale securities	—	3,100,000
Purchases of property and equipment	(309,400)	(197,370)
Investments in patents	(30,406)	(27,493)
Net cash (used in) provided by investing activities	(1,177,869)	353,300

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid on NTIC common stock	—	(590,878)
Proceeds from employee stock purchase plan	36,192	35,607
Net cash provided by (used in) financing activities	36,192	(555,271)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS:	90,866	19,166

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	550,309	(1,749,962)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,403,032	5,856,758

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,953,341	$4,106,796

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.     INTERIM FINANCIAL INFORMATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all necessary adjustments, which are of a normal recurring nature, and present fairly the consolidated financial position of Northern Technologies International Corporation and its subsidiaries (the Company) as of November 30, 2020 and August 31, 2020 and the results of the Company’s operations for the three months ended November 30, 2020 and 2019, the changes in stockholders’ equity for the three months ended November 30, 2020 and 2019 and the Company’s cash flows for the three months ended November 30, 2020 and 2019, in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).

These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s annual report on Form 10-K for the fiscal year ended August 31, 2020. These consolidated financial statements also should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section appearing in this report.

Operating results for the three months ended November 30, 2020 are not necessarily indicative of the results that may be expected for the full fiscal year ending August 31, 2021.

The Company evaluates events occurring after the date of the consolidated financial statements requiring recording or disclosure in the consolidated financial statements.

Impact of COVID-19 Pandemic

In March 2020, the World Health Organization declared the novel coronavirus (COVID-19) outbreak a global pandemic. As a result of the COVID-19 pandemic and related government mandated restrictions on the Company’s business as well as the businesses of its joint ventures, customers and suppliers, disruption to the Company’s business and the manufacture and sale of its products and services has occurred in the first quarter of fiscal 2021 and is expected to continue into the remainder of fiscal 2021 and possibly beyond.

2.      Accounting PronouncementS

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, Measurement of Credit Losses on Financial Instruments, which revises guidance for the accounting for credit losses on financial instruments within its scope, and in November 2018, issued ASU No. 2018-19 and in April 2019, issued ASU No. 2019-04 and in May 2019, issued ASU No. 2019-05, and in November 2019, issued ASU No. 2019-11, which amended the standard. The new standard introduces an approach, based on expected losses, to estimate credit losses on certain types of financial instruments and modifies the impairment model for available-for-sale debt securities. The new approach to estimating credit losses (referred to as the current expected credit losses model) applies to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt securities, net investments in leases and off-balance-sheet credit exposures. This ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. Entities are required to apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company is still evaluating the impact of this ASU.

Although there are several other new accounting pronouncements issued or proposed by the FASB, which the Company has adopted or will adopt, as applicable, the Company does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial position or operating results.

3.     INVENTORIES

Inventories consisted of the following:

	November 30, 2020	August 31, 2020
Production materials	$3,180,144	$3,866,791
Finished goods	6,654,991	7,095,005
	$9,835,135	$10,961,796

4.     PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	November 30, 2020	August 31, 2020
Land	$310,365	$310,365
Buildings and improvements	8,245,751	8,167,783
Machinery and equipment	5,111,807	4,940,912
	13,667,923	13,419,060
Less accumulated depreciation	(6,443,626)	(6,308,271)
	$7,224,297	$7,110,789

5.     PATENTS AND TRADEMARKS, NET

Patents and trademarks, net consisted of the following:

	November 30, 2020	August 31, 2020
Patents and trademarks	$2,938,258	$2,907,852
Less accumulated amortization	(2,155,835)	(2,105,846)
	$782,423	$802,006

Patent and trademark costs are amortized over seven years. Costs incurred related to patents and trademarks are capitalized until filed and approved, at which time the amounts capitalized to date are amortized, and any further costs, including maintenance costs, are expensed as incurred. Amortization expense is estimated to be $200,000 in each of the next four fiscal years.

6.     INVESTMENTS IN JOINT VENTURES

The consolidated financial statements of the Company’s foreign joint ventures are initially prepared using the accounting principles accepted in the respective joint ventures’ countries of domicile. Amounts related to foreign joint ventures reported in the below tables and the accompanying consolidated financial statements have subsequently been adjusted to conform with U.S. GAAP in all material respects. All material profits on sales recorded that remain on the consolidated balance sheet from the Company to its joint ventures and from joint ventures to other joint ventures have been eliminated for financial reporting purposes.

Financial information from the audited and unaudited financial statements of the Company’s joint venture in Germany, Excor Korrosionsschutz – Technologien und Produkte GmbH (EXCOR), and all the Company’s other joint ventures are summarized as follows:

	As of November 30, 2020
	Total	EXCOR	All Other
Current assets	$61,457,250	$28,660,652	$32,796,598
Total assets	65,569,012	31,051,037	34,517,975
Current liabilities	14,569,061	2,997,769	11,571,292
Noncurrent liabilities	331,743	—	331,743
Joint ventures’ equity	50,668,208	28,053,268	22,614,940
Northern Technologies International Corporation’s share of joint ventures’ equity	24,961,205	14,026,636	10,934,569
Northern Technologies International Corporation’s share of joint ventures’ undistributed earnings	22,726,127	13,995,731	8,730,396

	Three Months Ended November 30, 2020
	Total	EXCOR	All Other
Net sales	$26,777,343	$9,551,483	$17,225,860
Gross profit	12,441,761	5,699,007	6,742,754
Net income	3,651,424	2,021,074	1,630,350
Northern Technologies International Corporation’s share of equity in income from joint ventures	1,825,712	1,010,537	815,175
Northern Technologies International Corporation's dividends received from joint ventures	$1,125,361	—	$1,125,361

	As of August 31, 2020
	Total	EXCOR	All Other
Current assets	$55,825,418	$25,742,619	$30,082,799
Total assets	60,295,587	28,449,772	31,845,815
Current liabilities	11,002,867	2,424,565	8,578,302
Noncurrent liabilities	365,274	—	365,274
Joint ventures’ equity	48,927,446	26,025,207	22,902,239
Northern Technologies International Corporation’s share of joint ventures’ equity	24,090,826	13,012,606	11,078,220
Northern Technologies International Corporation’s share of joint ventures’ undistributed earnings	21,855,747	12,981,701	8,874,046

	Three Months Ended November 30, 2019
	Total	EXCOR	All Other
Net sales	$25,460,294	$9,368,239	$16,092,055
Gross profit	11,357,134	5,325,488	6,031,646
Net income	2,587,980	1,642,327	945,653
Northern Technologies International Corporation’s share of equity in income from joint ventures	1,293,990	821,163	472,827
Northern Technologies International Corporation's dividends received from joint ventures	$205,432	—	$205,432

7.     CORPORATE DEBT

The Company has a revolving line of credit with PNC Bank, National Association (PNC Bank) of $3,000,000. No amounts were outstanding under the line of credit as of both November 30, 2020 and August 31, 2020.

The line of credit is governed under a loan agreement. The loan agreement contains standard covenants, including affirmative financial covenants, such as the maintenance of a minimum fixed charge coverage ratio, and negative covenants, which, among other things, limit the incurrence of additional indebtedness, loans and equity investments, disposition of assets, mergers and consolidations and other matters customarily restricted in such agreements. Under the loan agreement, the Company is subject to a minimum fixed charge coverage ratio of 1.10:1.00. As of November 30, 2020, the Company was in compliance with all debt covenants.

On December 21, 2020, the Company and PNC Bank amended the loan agreement relating to the revolving line of credit and amended and restated the promissory note issued by the Company relating to the revolving line of credit. Pursuant to these amendments:

(a)     the rate at which amounts outstanding under the line of credit bear interest was revised to equal (i) (A) a per annum rate equal to the “London Interbank Offered Rate” for a one month period determined and applied each business day until the next business date, or if greater (B) 75 basis points (0.75%), plus (ii) 325 basis points (3.25%);

(b)     a provision was added that added a mechanism for determining an alternative rate of interest in the event the “London Interbank Offered Rate” is no longer available or in certain other circumstances which are determined to make using an alternative rate desirable;

(c)     the maturity date of the line of credit was extended to January 7, 2022;

(d)     the fixed charge coverage ratio financial covenant was revised to be required to be maintained only as of the end of each fiscal year at a ratio of 1.10:1.0, the same ratio as previously in effect. The definition of “Fixed Charge Coverage Ratio” was amended to delete the effects of changes to paid-in capital on stockholders’ equity and delete references to payments under all capital leases . The related definition of “EBITDA” was amended to delete the effect of non-cash reductions or increases in net income and the related definition of “Current Maturities” was amended to delete the reference to the phrase “as current maturities” ; and

(e)     the automatic sweep by PNC Bank of the Company’s checking account and the automatic advance from the line of credit to the Company’s checking account were terminated.

Except as described above, the other material terms of the revolving line of credit and loan agreement with PNC Bank and other related documents were not affected by the foregoing described amendments.

As of November 30, 2020 and August 31, 2020, the Company did not have any letters of credit outstanding with respect to the letter of credit sub-facility available under the revolving line of credit with PNC Bank.

As of November 30, 2020 and August 31, 2020, the Company had $88,831 of letters of credit with JP Morgan Chase Bank that are performance based and set to expire in 2021 and 2022.

8.     STOCKHOLDERS’ EQUITY

On April 23, 2020, the Company announced the temporary suspension of its quarterly cash dividend pending clarity on the financial impact of COVID-19 on the Company. Therefore, the Company did not declare a cash dividend during the three months ended November 30, 2020. On October 22, 2019, the Company’s Board of Directors declared a cash dividend of $0.065 per share of NTIC’s common stock, payable on November 20, 2019 to stockholders of record on November 6, 2019.

During the three months ended November 30, 2020 and 2019, the Company repurchased no shares of its common stock.

During the three months ended November 30, 2020, the Company granted stock options under the Northern Technologies International Corporation 2019 Stock Incentive Plan (the 2019 Plan) to purchase an aggregate of 419,874 shares of its common stock to various employees and directors. The weighted average per share exercise price of the stock options is $8.24. The exercise price of the stock options is equal to the fair market value of the Company’s common stock on the date of grant. During the three months ended November 30, 2020, no stock options to purchase common stock were exercised.

During the three months ended November 30, 2019, the Company granted stock options under the 2019 Plan to purchase an aggregate of 300,770 shares of its common stock to various employees and directors. The weighted average per share exercise price of these stock options is $10.80. During the three months ended November 30, 2020, no stock options to purchase common stock were exercised.

The Company issued 4,646 and 3,597 shares of common stock on September 1, 2020 and 2019, respectively, under the Northern Technologies International Corporation Employee Stock Purchase Plan (the ESPP).

9.     NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share assumes the exercise of stock options using the treasury stock method, if dilutive.

The following is a reconciliation of the net income per share computation for the three months ended November 30, 2020 and 2019:

	Three Months Ended
Numerator:	November 30, 2020	November 30, 2019
Net income attributable to NTIC	$1,262,399	$1,212,550

Denominator:
Basic – weighted shares outstanding	9,104,623	9,095,607
Weighted shares assumed upon exercise of stock options	540,007	312,035
Diluted – weighted shares outstanding	9,644,630	9,407,642
Basic net income per share:	$0.14	$0.13
Diluted net income per share:	$0.13	$0.13

The dilutive impact summarized above relates to the periods when the average market price of the Company’s common stock exceeded the exercise price of the potentially dilutive option securities granted. Net income per common share was based on the weighted average number of common shares outstanding during the periods when computing basic net income per share. When dilutive, stock options are included as equivalents using the treasury stock market method when computing the diluted net income per share. Excluded from the computation of diluted net income per share for the three months ended November 30, 2020 were options outstanding to purchase 605,629 shares of common stock. Excluded from the computation of diluted net income per share for the three months ended November 30, 2019 were options outstanding to purchase 141,768 shares of common stock.

10.     STOCK-BASED COMPENSATION

The Company has three stock-based compensation plans under which stock options or other stock-based awards have been granted: the 2019 Plan, the Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan (the 2007 Plan) and the ESPP. The 2019 Plan replaced the 2007 Plan with respect to future grants; and, therefore, no further awards may be made under the 2007 Plan. The Compensation Committee of the Board of Directors and the Board of Directors administer these plans.

The 2019 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, stock unit awards, performance awards, and stock bonuses to eligible recipients to enable the Company and its subsidiaries to attract and retain qualified individuals through opportunities for equity participation in the Company and to reward those individuals who contribute to the achievement of the Company’s economic objectives. Subject to adjustment as provided in the 2019 Plan, up to a maximum of 800,000 shares of the Company’s common stock are issuable under the 2019 Plan. Options granted generally have a term of ten years and become exercisable over a one- or three- year period beginning on the one-year anniversary of the date of grant. Options are granted at per share exercise prices equal to the market value of the Company’s common stock on the date of grant. The Company issues new shares upon the exercise of options. As of November 30, 2020, options to purchase an aggregate of 720,644 shares of the Company’s common stock were outstanding under the 2019 Plan and 79,356 shares of the Company’s common stock remain available for grant under the 2019 Plan.

The maximum number of shares of common stock of the Company available for issuance under the ESPP is 200,000 shares, subject to adjustment as provided in the ESPP. The ESPP provides for six-month offering periods beginning on September 1 and March 1 of each year. The purchase price of the shares is 90% of the lower of the fair market value of common stock at the beginning or end of the offering period. This discount may not exceed the maximum discount rate permitted for plans of this type under Section 423 of the Internal Revenue Code of 1986, as amended. The ESPP is compensatory for financial reporting purposes. As of November 30, 2020, 80,047 shares of common stock remained available for sale under the ESPP.

The Company granted options to purchase an aggregate of 419,874 and 300,770 shares of its common stock during the three months ended November 30, 2020 and 2019, respectively. The fair value of option grants is determined at date of grant using the Black-Scholes option pricing model with the assumptions listed below. The Company recognized compensation expense of $181,669 and $318,818 during the three months ended November 30, 2020 and 2019, respectively, related to the options that vested during such time period. As of November 30, 2020, the total compensation cost for non-vested options not yet recognized in the Company’s consolidated statements of operations was $1,149,172. Stock-based compensation expense of $482,505 is expected through the remainder of fiscal year 2021, and $333,334 is expected to be recognized during fiscal 2022, based on outstanding options as of November 30, 2020. Future option grants will impact the compensation expense recognized. Stock-based compensation expense is included in general and administrative expense on the consolidated statements of operations.

The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model with the following assumptions and results for the grants:

	November 30,
	2020	2019
Dividend yield	2.37%	2.15%
Expected volatility	45.6%	45.1%
Expected life of option (in years)	10	10
Average risk-free interest rate	0.28%	1.57%

The weighted average per share fair value of options granted during the three months ended November 30, 2020 and 2019 was $3.12 and $4.30, respectively. The weighted average remaining contractual life of the options outstanding as of November 30, 2020 and 2019 was 6.90 years and 6.78 years, respectively.

On November 6, 2020, the Board of Directors, upon recommendation of the Compensation Committee, approved the Northern Technologies International Corporation Amended and Restated 2019 Stock Incentive Plan (Amended 2019 Plan) subject to approval by the Company’s stockholders at its 2021 Annual Meeting of Stockholders scheduled to be held on January 15, 2021. The Amended 2019 Plan incorporates certain amendments to the 2019 Plan, including an increase in the number of shares of common stock available for issuance under the plan by an additional 800,000 shares and a new limit on overall non-employee director compensation of $200,000 per year or $250,000 in the case of a non-employee chairman, lead independent director, or non-employee director in the first year of service on the Board of Directors. This proposed limit on non-employee director compensation will be in lieu of the currently existing limit on the number of shares subject to awards granted to a non-employee director each year.

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

The following table sets forth the Company’s net sales for the three months ended November 30, 2020 and 2019 by segment:

	Three Months Ended
	November 30, 2020	November 30, 2019
ZERUST® net sales	$10,220,551	$9,949,512
Natur-Tec® net sales	2,558,561	4,681,888
Total net sales	$12,779,112	$14,631,400

The following table sets forth the Company’s cost of goods sold for the three months ended November 30, 2020 and 2019 by segment:

	November 30, 2020	% of Product Sales*	November 30, 2019	% of Product Sales*
Direct cost of goods sold
ZERUST®	$5,771,089	56.5%	$5,543,354	55.7%
Natur-Tec®	1,767,630	69.1%	3,614,419	77.2%
Indirect cost of goods sold	774,602	NA	647,311	NA
Total net cost of goods sold	$8,313,321		$9,805,084

*	The percent of segment sales is calculated by dividing the direct cost of goods sold for each individual segment category by the net sales for each segment category.

The Company utilizes product net sales and direct and indirect cost of goods sold for each product in reviewing the financial performance of a product type. Further allocation of Company expenses or assets, aside from amounts presented in the tables above, is not utilized in evaluating product performance, nor does such allocation occur for internal financial reporting.

Geographic Information

Net sales by geographic location for the three months ended November 30, 2020 and 2019 were as follows:

	Three Months Ended
	November 30, 2020	November 30, 2019
Inside the U.S.A. to unaffiliated customers	$4,861,355	$6,147,086
Outside the U.S.A. to:
Joint ventures in which the Company is a shareholder directly and indirectly	580,304	585,616
Unaffiliated customers	7,337,453	7,898,698
	$12,779,112	$14,631,400

Net sales by geographic location are based on the location of the customer.

Fees for services provided to joint ventures by geographic location as a percentage of total fees for services provided to joint ventures during the three months ended November 30, 2020 and 2019 were as follows:

	Three Months Ended
	November 30, 2020	% of Total Fees for Services Provided to Joint Ventures	November 30, 2019	% of Total Fees for Services Provided to Joint Ventures
Germany	$228,826	17.1%	$212,101	15.6%
Poland	189,410	14.2%	194,978	14.4%
Japan	179,962	13.5%	163,929	12.1%
France	105,907	7.9%	93,631	6.9%
Sweden	90,489	6.8%	109,506	8.1%
Thailand	89,932	6.7%	102,334	7.5%
India	88,208	6.6%	82,960	6.1%
South Korea	85,079	6.4%	76,032	5.6%
Finland	76,283	5.7%	67,942	5.0%
Czech Republic	69,353	5.2%	89,014	6.6%
United Kingdom	61,915	4.6%	85,478	6.3%
Other	71,197	5.3%	80,421	5.9%
	$1,336,561	100.0%	$1,358,325	100.0%

The geographical distribution of total long-lived assets and net sales is as follows:

	At November 30, 2020	At August 31, 2020
China	$367,953	$376,088
Other	420,228	172,833
United States	6,436,116	6,561,868
Total long-lived assets	$7,224,297	$7,110,789

	Three Months Ended
	November 30, 2020	November 30, 2019
China	$4,543,978	$3,861,572
Brazil	713,853	891,978
India	1,200,468	2,036,210
Other	1,459,458	1,694,554
United States	4,861,355	6,147,086
Total net sales	$12,779,112	$14,631,400

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

12.     COMMITMENTS AND CONTINGENCIES

Annual Bonus Plan

On August 27, 2020, the Compensation Committee of the Board of Directors of the Company approved the material terms of an annual bonus plan for the Company’s executive officers as well as certain officers and employees for the fiscal year ending August 31, 2021. For fiscal 2021, as in past years, the total amount available under the bonus plan for all plan participants, including executive officers, is dependent upon the Company’s earnings before interest, taxes, and other income, as adjusted to take into account amounts to be paid under the bonus plan and certain other adjustments (Adjusted EBITOI). Each plan participant’s percentage of the overall bonus pool is based upon the number of plan participants, the individual’s annual base salary, and the individual’s position and level of responsibility within the Company. In the case of each of the Company’s executive officer participants, 75% of the amount of their individual bonus payout will be determined based upon the Company’s actual EBITOI for fiscal 2021 compared to a pre-established target EBITOI for fiscal 2021, and 25% of the payout will be determined based upon such executive officer’s achievement of certain pre-established individual performance objectives. The payment of bonuses under the plan is discretionary, and bonuses may be paid to executive officer participants in both cash and shares of NTIC common stock, the exact amount and percentages of which are determined by the Company’s Board of Directors, upon recommendation of the Compensation Committee, after the completion of the Company’s consolidated financial statements for fiscal 2021. There was $516,667 accrued for management bonuses for the three months ended November 30, 2020 compared to $400,000 accrued for management bonuses for the three months ended November 30, 2019.

Concentrations

Three joint ventures (consisting of the Company’s joint ventures in South Korea, USA and India) accounted for 55.6% of the Company’s trade joint venture receivables at November 30, 2020, and three joint ventures (consisting of the Company’s joint ventures in South Korea, Thailand and India) accounted for 51.4% of the Company’s trade joint venture receivables at November 30, 2019.

Legal Matters

From time to time, the Company is subject to various other claims and legal actions in the ordinary course of its business. The Company records a liability in its consolidated financial statements for costs related to claims, including future legal costs, settlements and judgments, where the Company has assessed that a loss is probable and an amount could be reasonably estimated. If the reasonable estimate of a probable loss is a range, the Company records the most probable estimate of the loss or the minimum amount when no amount within the range is a better estimate than any other amount. The Company discloses a contingent liability even if the liability is not probable or the amount is not estimable, or both, if there is a reasonable possibility that material loss may have been incurred. In the opinion of management, as of November 30, 2020, the amount of liability, if any, with respect to these matters, individually or in the aggregate, will not materially affect the Company’s consolidated results of operations, financial position or cash flows.

13.     Fair Value Measurements

Assets and liabilities that are measured at fair value on a recurring basis primarily relate to marketable equity securities. These items are marked-to-market at each reporting period, and the Company estimates that market value approximates costs.

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurements Using Inputs Considered as
	Fair value as of November 30, 2020	Level 1	Level 2	Level 3
Available for sale securities	$6,382,785	$6,382,785	$—	$—

		Fair Value Measurements Using Inputs Considered as
	Fair value as of August 31, 2020	Level 1	Level 2	Level 3
Available for sale securities	$5,544,722	$5,544,722	$—	$—

There were no transfers between Level 1, Level 2, or Level 3 during the three months ended November 30, 2020 or 2019.

14.     SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information consisted of:

	Three Months Ended
	November 30, 2020	November 30, 2019
Cash paid for interest	$2,368	$5,444

Non-cash financing activity consisted of:

Three Months Ended
	November 30, 2020	November 30, 2019
Dividends declared, not paid	$—	—

15.     INCOME TAXES

Income tax expense for the three months ended November 30, 2020 was $378,590 compared to $264,066 for the same prior year period. The expense was largely due to foreign operations. The Company has federal and state tax credit carry forwards, net operating loss carry forwards and foreign tax carry forwards. The Company has recorded a full valuation allowance against the US deferred tax assets as of November 30, 2020.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis provides material historical and prospective disclosures intended to enable investors and other users to assess NTIC’s financial condition and results of operations. Statements that are not historical are forward-looking and involve risks and uncertainties discussed under the heading “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward-Looking Statements” in this report and under “Part 1. Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended August 31, 2020. The following discussion of the results of the operations and financial condition of NTIC should be read in conjunction with NTIC’s consolidated financial statements and the related notes thereto included under the heading “Part I. Item 1. Financial Statements.”

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

NTIC’s Subsidiaries and Joint Venture Network

NTIC has ownership interests in nine operating subsidiaries in North America, South America, Europe and Asia. The following table sets forth a list of NTIC’s operating subsidiaries as of November 30, 2020, the country in which the subsidiary is organized and NTIC’s ownership percentage in each subsidiary:

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

The following table sets forth a list of NTIC’s operating joint ventures as of November 30, 2020, the country in which the joint venture is organized and NTIC’s ownership percentage in each joint venture:

Joint Venture Name	Country	NTIC Percent (%) Ownership
TAIYONIC LTD.	Japan	50%
ACOBAL SAS	France	50%
EXCOR KORROSIONSSCHUTZ – TECHNOLOGIEN UND PRODUKTE GMBH	Germany	50%
ZERUST AB	Sweden	50%
MOSTNIC-ZERUST	Russia	50%

Joint Venture Name	Country	NTIC Percent (%) Ownership
ZERUST OY	Finland	50%
HARITA-NTI LTD	India	50%
ZERUST (U.K.) LTD.	United Kingdom	50%
EXCOR-ZERUST S.R.O.	Czech Republic	50%
EXCOR SP. Z.O.O.	Poland	50%
ZERUST A.Ş.	Turkey	50%
ZERUST CONSUMER PRODUCTS, LLC	United States	50%
ZERUST – DNEPR	Ukraine	50%
KOREA ZERUST CO., LTD.	South Korea (1)	30%
ZERUST-NIC (TAIWAN) CORP.	Taiwan (1)	30%
PT. CHEMINDO – NTIA	Indonesia (1)	30%
ZERUST SPECIALTY TECH CO. LTD.	Thailand (1)	30%
CHONG WAH-NTIA SDN. BHD.	Malaysia (1)	30%
NTIA ZERUST PHILIPPINES, INC.	Philippines (1)	30%

____________________

(1)	Indirect ownership interest through NTI Asean.

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

Impact of the COVID-19 Pandemic

In March 2020, the World Health Organization declared the novel coronavirus (COVID-19) outbreak a global pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, created significant volatility in financial markets and has resulted in an economic recession. The outbreak and continuing rapid spread of COVID-19 has resulted in a substantial curtailment of business activities worldwide and has caused weakened economic conditions, both in the United States and abroad.

As part of efforts to contain the spread of COVID-19, federal, state, local and foreign governments imposed various restrictions on the conduct of business and travel, some of which remain in place in whole or in part and some of which have been or may be reinstated. Government restrictions, such as stay-at-home orders, quarantines and worker absenteeism as a result of COVID-19, have led to a significant number of business closures and slowdowns. These business closures and slowdowns have adversely impacted and will likely continue to adversely impact NTIC directly and have caused some of NTIC’s customers and suppliers to operate at a fraction of their capacities or wholly lock down, which has disrupted and may continue to disrupt NTIC’s sales and production.

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

NTIC has been balancing its safety-focused approach with the needs of its customers. Government mandated measures resulting in the substantial curtailment of business activities generally have excluded certain essential businesses and services, including certain manufacturing. With the exception of the temporary closures of NTIC’s facilities in China and India during the second and third fiscal quarters of 2020, NTIC’s manufacturing activities are generally considered part of the “critical sector” with respect to state and local government orders. This has allowed NTIC to continue to receive orders and provide uninterrupted order fulfillment to its customers. However, its facilities have been operating at a reduced capacity in order to abide by local government requirements and recommendations, such as social distancing practices, and in response to reduced demand. During the first quarter of fiscal 2021, certain of NTIC’s facilities were impacted by reduced levels of production, manufacturing inefficiencies due to the reconfiguration of certain of its manufacturing processes in order to implement social distancing protocols and reduced demand. NTIC has engaged and continues to engage in communications with its suppliers in an attempt to identify and mitigate supply chain risks and proactively manage inventory levels in order to align production with demand. While domestic and international governmental measures may be modified or extended, NTIC currently expects that its global facilities will remain operational, although operating at reduced production capacity at certain of its facilities. However, such expectation is dependent upon future governmental actions and demand for NTIC’s products, the stability of its global supply chain and the ability of carriers to transport supplies to its facilities and products to its customers.

As a result of the global economic slowdown caused by the COVID-19 pandemic, NTIC continued to experience softened demand in various regions and markets during the first quarter of fiscal 2021, which had a adverse effect on NTIC’s operating results and financial condition. NTIC anticipates continued softened global demand for its products and services during the remainder of fiscal 2021 and possibly beyond. Due to the international reach of COVID-19, NTIC’s international joint ventures have also been adversely impacted, which has had and may continue to have a material adverse effect on NTIC’s joint venture operations and equity in income from joint ventures. It is currently not possible to predict the precise potential impact, as well as the extent of any future impact, of the COVID-19 pandemic on NTIC’s business and on the global economy as a whole. It is also currently not possible to predict how long the pandemic will last or the time that it will take for economic activity to return to prior levels. A prolonged situation could have a significant adverse effect on economies and financial markets globally, potentially leading to a significant worldwide economic downturn, which could have a significant adverse effect on NTIC’s business, operating results and financial condition.

The extent to which the COVID-19 pandemic will continue to impact NTIC’s business will likely depend on numerous evolving factors that NTIC may not be able to accurately predict, including:

●	the duration and scope of the pandemic;

●	governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic;

●	the impact of the pandemic on economic activity and actions taken in response;

●	the effect on NTIC’s customers and demand for its products and services;

●	NTIC’s ability to continue to manufacture and sell its products and services, including as a result of travel restrictions and people working from home;

●	the ability of NTIC’s customers to pay for its products and services; and

●	any closures of NTIC’s facilities and the facilities of its customers and suppliers.

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

NTIC’s consolidated net sales decreased 12.7% during the three months ended November 30, 2020 compared to the three months ended November 30, 2019. NTIC’s consolidated net sales for the three months ended November 30, 2020 were adversely affected by reduced demand globally as a result of the COVID-19 pandemic. NTIC anticipates that the COVID-19 pandemic will continue to adversely affect NTIC’s consolidated net sales, including sales of its ZERUST® products and services and Natur-Tec® products, and earnings during the remainder of fiscal 2021 and possibly beyond.

During the three months ended November 30, 2020, 80.0% of NTIC’s consolidated net sales were derived from sales of ZERUST® products and services, which increased 2.7% to $10,220,551 compared to $9,949,512 for the three months ended November 30, 2019. This increase was due to increased sales to new and existing customers in China, partially offset by a slight decrease in North American sales as a result of decreased demand, primarily as a result of the continued impact of the COVID-19 pandemic. NTIC has focused its sales efforts of ZERUST® products and services by strategically targeting customers with specific corrosion issues in new market areas, including the oil and gas industry and other industrial sectors that offer sizable growth opportunities. NTIC’s consolidated net sales for the three months ended November 30, 2020 included $562,693 of sales made to customers in the oil and gas industry compared to $520,844 for the three months ended November 30, 2019. Overall demand for ZERUST® products and services depends heavily on the overall health of the markets in which NTIC sells its products, including the automotive, oil and gas, agriculture, and mining markets in particular. NTIC’s sales of ZERUST® products and services for the three months ended November 30, 2020 were adversely affected by reduced demand globally as a result of the COVID-19 pandemic.

During the three months ended November 30, 2020, 20.0% of NTIC’s consolidated net sales were derived from sales of Natur-Tec® products compared to 32.0% during the three months ended November 30, 2019. Net sales of Natur-Tec® products decreased 45.4% during the three months ended November 30, 2020 compared to the three months ended November 30, 2019 primarily due to a decrease in finished product sales in North America and finished product sales at NTIC’s majority-owned subsidiary in India, Natur-Tec India Private Limited (Natur-Tec India) and reduced demand globally as a result of the COVID-19 pandemic. The COVID pandemic continues having a material impact on demand from many large users of bioplastics including college campuses, stadiums, arenas, restaurants, and corporate office complexes. These are expected to be some of the last businesses to re-open and many of these institutions have still not announced re-opening plans. Furthermore, production across the apparel industry has declined sharply, further decreasing demand for our Natur-Tec bioplastic bags, which have become an important part of the sustainability initiatives within this industry.

Cost of goods sold as a percentage of net sales decreased to 65.1% during the three months ended November 30, 2020 compared to 67.0% during the three months ended November 30, 2019 primarily as a result of a decreased percentage of product sales from Natur-Tec® products, which have lower gross margins than NTIC’s traditional ZERUST® industrial products and services or its oil and gas products.

NTIC’s equity in income from joint ventures increased 41.1% to $1,825,712 during the three months ended November 30, 2020 compared to $1,293,990 during the three months ended November 30, 2019. This increase was primarily due to an increase in net sales at the joint ventures, which increased 5.2% to $26,777,343 during the three months ended November 30, 2020 compared to $25,460,294 for the three months ended November 30, 2019. The increase in the net sales of NTIC’s joint ventures was due primarily to increased sales to existing customers as a result of increased demand for existing products.

NTIC’s total operating expenses increased 0.2% to $5,911,487 during the three months ended November 30, 2020 compared to $5,898,620 for the three months ended November 30, 2019. This increase was primarily due to a slight increase in research and development expenses, partially offset by a decrease in other expenses due to the suspension of travel and work from home initiatives as a result of the COVID-19 pandemic during fiscal 2020.

NTIC spent $1,075,737 and $961,641 during the three months ended November 30, 2020 and 2019, respectively, in connection with its research and development activities. NTIC anticipates that it will spend a total of between $3,900,000 and $4,100,000 in fiscal 2021 on research and development activities.

NTIC incurred net income attributable to NTIC of $1,262,399, or $0.13 per diluted common share, for the three months ended November 30, 2020 compared to $1,212,550, or $0.13 per diluted common share, for the three months ended November 30, 2019. Although NTIC’s earnings for the three months ended November 30, 2020 were comparable to the three months ended November 30, 2019, NTIC anticipates that its earnings will continue to be subject to volatility due to the COVID-19 pandemic during the remainder of fiscal 2021 and possibly beyond. NTIC also anticipates that its quarterly net income will continue to remain subject to significant volatility primarily due to the financial performance of its subsidiaries and joint ventures, sales of its ZERUST® products and services into the oil and gas industry, and sales of its Natur-Tec® bioplastics products, which sales fluctuate more on a quarterly basis than the traditional ZERUST® business.

NTIC’s working capital, defined as current assets less current liabilities, was $28,172,918 at November 30, 2020, including $6,953,341 in cash and cash equivalents and $6,382,785 in available for sale securities, compared to $27,104,746 at August 31, 2020, including $6,403,032 in cash and cash equivalents and $5,544,722 in available for sale securities.

Results of Operations

The following table sets forth NTIC’s results of operations for the three months ended November 30, 2020 and 2019.

	Three Months Ended
	November 30, 2020	% of Net Sales	November 30, 2019	% of Net Sales	$ Change	% Change
Net sales, excluding joint ventures	$12,198,808	95.5%	$14,045,784	96.0%	(1,846,976)	(13.1%	)
Net sales, to joint ventures	580,304	4.5%	585,616	4.0%	(5,312)	(0.9%	)
Cost of goods sold	8,313,321	65.1%	9,805,084	67.0%	(1,491,763)	(15.2%	)

Equity in income from joint ventures	1,825,712	n/a	1,293,990	n/a	531,722	41.1%
Fees for services provided to joint ventures	1,336,561	n/a	1,358,325	n/a	(21,764)	(1.6%	)

Selling expenses	2,741,768	21.5%	2,887,292	19.7%	(145,524)	(5.0%	)
General and administrative expenses	2,093,982	16.4%	2,049,687	14.0%	44,295	2.2%
Research and development expenses	1,075,737	8.4%	961,641	6.6%	114,096	11.9%

Net Sales. NTIC’s consolidated net sales decreased 12.7% to $12,779,112 during the three months ended November 30, 2020 compared to the three months ended November 30, 2019. NTIC’s consolidated net sales to unaffiliated customers excluding NTIC’s joint ventures decreased 13.1% to $12,198,808 during the three months ended November 30, 2020 compared to the same period in fiscal 2020. These decreases were primarily a result of reduced demand globally as a result of the COVID-19 pandemic. NTIC anticipates that the COVID-19 pandemic will continue to adversely affect NTIC’s consolidated net sales, including sales of its ZERUST® products and services and Natur-Tec® products, during the remainder of fiscal 2021 and possibly beyond.

The following table sets forth NTIC’s net sales by product segment for the three months ended November 30, 2020 and 2019 by segment:

	Three Months Ended
	November 30, 2020	November 30, 2019	$ Change	% Change
Total ZERUST® sales	$10,220,551	$9,949,512	$271,039	2.7%
Total Natur-Tec® sales	2,558,561	4,681,888	(2,123,327)	(45.4%	)
Total net sales	$12,779,112	$14,631,400	$(1,852,288)	(12.7%	)

During the three months ended November 30, 2020, 80.0% of NTIC’s consolidated net sales were derived from sales of ZERUST® products and services, which increased 2.7% to $10,220,551 during the three months ended November 30, 2020 compared to $9,949,512 during the three months ended November 30, 2019. This increase was primarily a result of increased demand in China partially offset by the continued decreased demand in North America as a result of the COVID-19 pandemic.

The following table sets forth NTIC’s net sales of ZERUST® products for the three months ended November 30, 2020 and 2019:

	Three Months Ended
	November 30, 2020	November 30, 2019	$ Change	% Change
ZERUST® industrial net sales	$9,077,554	$8,843,052	$234,502	2.7%
ZERUST® joint venture net sales	580,304	585,616	(5,312)	(0.9% )
ZERUST® oil & gas net sales	562,693	520,844	41,849	8.0%
Total ZERUST® net sales	$10,220,551	$9,949,512	$271,039	2.7%

NTIC’s total ZERUST® net sales increased during the three months ended November 30, 2020, compared to the prior fiscal year period, primarily due to overall increased demand for ZERUST® industrial products and services in China and overall increased demand for ZERUST® oil and gas products and services. NTIC’s sales of ZERUST® industrial products and services for the three months ended November 30, 2020 were adversely affected by reduced demand globally as a result of the COVID-19 pandemic.

ZERUST® oil and gas net sales increased 8.0% during the three months ended November 30, 2020 compared to the same period last fiscal year primarily as a result of increased demand. NTIC anticipates that its sales of ZERUST® products and services into the oil and gas industry will continue to remain subject to significant volatility from quarter to quarter as sales are recognized, specifically due to the volatility of oil prices. Demand for oil and gas products around the world depends primarily on market acceptance and the reach of NTIC’s distribution network. Because of the typical size of individual orders and overall size of NTIC’s net sales derived from sales of oil and gas products, the timing of one or more orders can materially affect NTIC’s quarterly sales compared to prior fiscal year quarters.

During the three months ended November 30, 2020, 20.0% of NTIC’s consolidated net sales were derived from sales of Natur-Tec® products, compared to 32.0% during the three months ended November 30, 2019. Sales of Natur-Tec® products decreased 45.4% to $2,558,561 during the three months ended November 30, 2020 compared to $4,681,888 during the three months ended November 30, 2019. This decrease was primarily due to a decrease in finished product sales in North America and finished product sales at NTIC’s majority-owned subsidiary in India, and decreased demand globally as a result of the COVID-19 pandemic. The COVID pandemic has adversely impacted demand from across the apparel industry, as well as many large users of bioplastics, including college campuses, stadiums, arenas, restaurants, and corporate office complexes. NTIC currently expects these customers will be some of the last businesses to re-open, and accordingly, anticipates that the COVID-19 pandemic will continue to significantly adversely affect sales of Natur-Tec® products during the remainder of fiscal 2021 and possibly beyond.

Cost of Goods Sold. Cost of goods sold decreased 15.2% for the three months ended November 30, 2020 compared to the three months ended November 30, 2019. Cost of goods sold as a percentage of net sales decreased to 65.1% for the three months ended November 30, 2020 compared to 67.0% for the three months ended November 30, 2019 primarily due to a decreased percentage of product sales from Natur-Tec® products, which have lower gross margins than NTIC’s traditional ZERUST® industrial products and services or its ZERUST® oil and gas products.

Equity in Income from Joint Ventures. NTIC’s equity in income from joint ventures increased 41.1% to $1,825,712 during the three months ended November 30, 2020 compared to $1,293,990 during the three months ended November 30, 2019. This increase was primarily a result of increased profitability of the joint ventures, which fluctuates based on net sales, during the respective periods. Of the total equity in income from joint ventures, NTIC had equity in income from joint ventures of $1,010,537 attributable to EXCOR during the three months ended November 30, 2020 compared to $821,164 during the three months ended November 30, 2019. NTIC had equity in income from all other joint ventures of $815,175 during the three months ended November 30, 2020, compared to $472,827 during the three months ended November 30, 2019.

Fees for Services Provided to Joint Ventures. NTIC recognized fee income for services provided to joint ventures of $1,336,561 during the three months ended November 30, 2020 compared to $1,358,325 during the three months ended November 30, 2019, representing a slight decrease of $21,764, or 1.6%. Fee income for services provided to joint ventures is traditionally a function of the sales made by NTIC’s joint ventures; however, at various joint ventures, the fee income for services is a fixed amount that does not fluctuate with the increase in sales which was experienced by certain joint ventures during the first quarter of fiscal 2021. Total net sales of NTIC’s joint ventures increased 5.2% to $26,777,343 during the three months ended November 30, 2020 compared to $25,460,294 for the three months ended November 30, 2019 due to increased demand. Net sales of NTIC’s joint ventures are not included in NTIC’s consolidated financial statements. Of the total fee income for services provided to joint ventures, fees of $228,826 were attributable to EXCOR during the three months ended November 30, 2020 compared to $212,101 attributable to EXCOR during the three months ended November 30, 2019.

Selling Expenses. NTIC’s selling expenses decreased 5.0% for the three months ended November 30, 2020 compared to the same period in fiscal 2020 due primarily to decreased travel expenses and other expenses due to work from home arrangements necessitated by the COVID-19 pandemic. Selling expenses as a percentage of net sales increased to 21.5% for the three months ended November 30, 2020 from 19.7% during the three months ended November 30, 2019 primarily due to the decrease in net sales, as previously described.

General and Administrative Expenses. NTIC’s general and administrative expenses increased 2.2% for the three months ended November 30, 2020 compared to the same period in fiscal 2020 primarily due to the timing of various audit and tax fees, partially offset by decreased travel expenses and other expenses due to work from home arrangements necessitated by the COVID-19 pandemic. As a percentage of net sales, general and administrative expenses increased to 16.4% for the three months ended November 30, 2020 from 14.0% for the three months ended November 30, 2019 primarily due to the decrease in net sales, as previously described.

Research and Development Expenses. NTIC’s research and development expenses increased 11.9% for the three months ended November 30, 2020 compared to the same period in fiscal 2020 primarily due to increased personnel and development efforts, partially offset by decreased travel expenses and other expenses due to work from home arrangements necessitated by the COVID-19 pandemic.

Interest Income. NTIC’s interest income increased to $69,538 during the three months ended November 30, 2020 compared to $49,038 during the three months ended November 30, 2019 due primarily to increased levels of invested capital.

Interest Expense. NTIC’s interest expense decreased to $2,368 during the three months ended November 30, 2020 compared to $5,444 during the three months ended November 30, 2019.

Income Before Income Tax Expense. NTIC incurred income before income tax expense equal to $1,783,747 for the three months ended November 30, 2020 compared to $1,623,605 for the three months ended November 30, 2019.

Income Tax Expense. Income tax expense was $378,590 during the three months ended November 30, 2020 compared to $264,066 during the three months ended November 30, 2019. Income tax expense was calculated based on management’s estimate of NTIC’s annual effective income tax rate.

NTIC considers the earnings of certain foreign joint ventures to be indefinitely invested outside the United States on the basis of estimates that NTIC’s future domestic cash generation will be sufficient to meet future domestic cash needs. As a result, U.S. income and foreign withholding taxes have not been recognized on the cumulative undistributed earnings of $22,726,127 and $21,855,747 at November 30, 2020 and August 31, 2020, respectively. To the extent undistributed earnings of NTIC’s joint ventures are distributed in the future, they are not expected to result in any material additional income tax liability after the application of foreign tax credits.

Net Income Attributable to NTIC. Net income attributable to NTIC increased $49,849 to $1,262,399, or $0.13 per diluted common share, for the three months ended November 30, 2020 compared to $1,212,550, or $0.13 per diluted common share, for the three months ended November 30, 2019. This increase was primarily the result of the increase in equity in income from joint venture operations during the three months ended November 30, 2020 compared to the prior fiscal year period.

NTIC anticipates that its earnings will continue to be adversely affected by the COVID-19 pandemic in the second quarter of fiscal 2021 and beyond and that its quarterly net income will continue to remain subject to significant volatility primarily due to the financial performance of its subsidiaries and joint ventures, sales of its ZERUST® products and services into the oil and gas industry, and sales of its Natur-Tec® bioplastics products, which fluctuate more on a quarterly basis than the traditional ZERUST® business.

Other Comprehensive Income - Foreign Currency Translations Adjustment. The changes in the foreign currency translations adjustment were due to the fluctuations of the U.S. dollar compared to the Euro and other foreign currencies during the three months ended November 30, 2020 compared to the same period in fiscal 2020.

Liquidity and Capital Resources

Sources of Cash and Working Capital. NTIC’s working capital, defined as current assets less current liabilities, was $28,172,918 at November 30, 2020, including $6,953,341 in cash and cash equivalents and $6,382,785 in available for sale securities, compared to $27,104,746 at August 31, 2020, including $6,403,032 in cash and cash equivalents and $5,544,722 in available for sale securities.

As of November 30, 2020, NTIC had a revolving line of credit with PNC Bank of $3,000,000 with no amounts outstanding. At the option of the Company, outstanding advances under the line of credit bore interest at either (a) an annual rate based on LIBOR plus 2.15% for the applicable LIBOR interest period selected by the Company or (b) at the rate publicly announced by PNC Bank from time to time as its prime rate.

The line of credit was evidenced by an amended and restated committed line of credit note in the principal amount of up to $3,000,000. The line of credit had a $1,200,000 standby letter of credit sub-facility, with any standby letters of credit issued thereunder being at the sole discretion of PNC Bank. Any lines of credit issued by PNC Bank would decrease the availability under the revolving line of credit.

The line of credit was subject to standard covenants, including affirmative financial covenants, such as the maintenance of a minimum fixed charge coverage ratio, and negative covenants, which, among other things, limited the incurrence of additional indebtedness, loans and equity investments, disposition of assets, mergers and consolidations and other matters customarily restricted in such agreements. Under the loan agreement, NTIC was subject to a minimum fixed charge coverage ratio of 1.10:1.00. As of November 30, 2020, NTIC was in compliance with all debt covenants.

On December 21, 2020, the Company and PNC Bank amended the loan agreement and the Company issued an amended and restated the promissory note relating to the revolving line of credit. The material changes made by these amendments, which include changes to the rate at which interest accrues and certain other revisions, are described in Note 7 to NTIC’s consolidated financial statements. The other material terms of the revolving line of credit and loan agreement with PNC Bank and other related documents remain in effect.

NTIC believes that a combination of its existing cash and cash equivalents, available for sale securities, forecasted cash flows from future operations, anticipated distributions of earnings, anticipated fees to NTIC for services provided to its joint ventures, and funds available through existing or anticipated financing arrangements will be adequate to fund its existing operations, investments in new or existing joint ventures or subsidiaries, capital expenditures, debt repayments, cash dividends if NTIC’s Board of Directors decides to reinstate them, and any stock repurchases for at least the next 12 months. During the remainder of fiscal 2021, NTIC expects to continue to invest directly and through its use of working capital in NTIC China, Zerust Mexico, NTI Europe, research and development, marketing efforts, resources for the application of its corrosion prevention technology in the oil and gas industry, and its Natur-Tec® bio-plastics business, although the amounts of these various investments are not known at this time. In order to take advantage of such new product and market opportunities to expand its business and increase its revenues, NTIC may decide to finance such opportunities by borrowing under its revolving line of credit or raising additional financing through the issuance of debt or equity securities. There is no assurance that any financing transaction will be available on terms acceptable to NTIC or at all or that any financing transaction will not be dilutive to NTIC’s current stockholders.

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

Uses of Cash and Cash Flow. Net cash provided by operating activities during the three months ended November 30, 2020 was $1,601,120, which resulted principally from NTIC’s net income, dividends received from joint ventures, depreciation expense, and stock-based compensation, partially offset by equity in income from joint ventures. Net cash used in operating activities during the three months ended November 30, 2019 was $1,567,157, which resulted principally from NTIC’s equity in income from joint ventures, an increase in inventory and increases in trade receivables excluding joint ventures, and income tax payable, partially offset by NTIC’s net income, depreciation and amortization and an increase in accounts payable and accrued liabilities.

NTIC’s cash flows from operations are impacted by significant changes in certain components of NTIC’s working capital, including inventory turnover and changes in receivables and payables. NTIC considers internal and external factors when assessing the use of its available working capital, specifically when determining inventory levels and credit terms of customers. Key internal factors include existing inventory levels, stock reorder points, customer forecasts and customer requested payment terms. Key external factors include the availability of primary raw materials and sub-contractor production lead times. NTIC’s typical contractual terms for trade receivables, excluding joint ventures, are 30 days and 90 days for trade receivables from its joint ventures. Before extending unsecured credit to customers, excluding NTIC’s joint ventures, NTIC reviews customers’ credit histories and will establish an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers and other information. Accounts receivable over 30 days are considered past due for most customers. NTIC does not accrue interest on past due accounts receivable. If accounts receivables in excess of the provided allowance are determined uncollectible, they are charged to selling expense in the period that the determination is made. Accounts receivable are deemed uncollectible based on NTIC exhausting reasonable efforts to collect. NTIC’s typical contractual terms for receivables for services provided to its joint ventures are 90 days. NTIC records receivables for services provided to its joint ventures on an accrual basis, unless circumstances exist that make the collection of the balance uncertain, in which case the fee income will be recorded on a cash basis until there is consistency in payments. This determination is handled on a case by case basis.

NTIC experienced an increase in trade receivables and a decrease in inventory as of November 30, 2020 compared to August 31, 2020. Trade receivables excluding joint ventures as of November 30, 2020 increased $1,479,307 compared to August 31, 2020, primarily related to the timing of collections.

Outstanding trade receivables, excluding joint ventures balances, as of November 30, 2020 decreased 6 days to an average of 71 days from balances outstanding from these customers as of August 31, 2020.

Outstanding trade receivables from joint ventures as of November 30, 2020 increased $199,491 compared to August 31, 2020 primarily due to the timing of payments. Outstanding balances from trade receivables from joint ventures increased an average of 12 days from an average of 94 days from balances outstanding from these customers compared to August 31, 2020. The average days outstanding of trade receivables from joint ventures as of November 30, 2020 were primarily due to the receivables balances at NTIC’s joint ventures in the United States, South Korea and India.

Outstanding receivables for services provided to joint ventures as of November 30, 2020 increased $221,879 compared to August 31, 2020 and the average days to pay increased an average of 2 days from an average of 76 days compared to August 31, 2020.

Net cash used in investing activities for the three months ended November 30, 2020 was $1,177,869, which was primarily the result of the purchase of available for sale securities, purchases of property and equipment and investments in patents. Net cash provided by investing activities for the three months ended November 30, 2019 was $353,300, which was primarily the result of cash provided by the sale of available for sale securities, partially offset by additions to property and equipment and additions to patents.

Net cash provided by financing activities for the three months ended November 30, 2020 was $36,192, which resulted from proceeds from NTIC’s employee stock purchase plan. Net cash used in financing activities for the three months ended November 30, 2019 was $555,271, which resulted from dividends paid on NTIC common stock, partially offset by proceeds from NTIC’s employee stock purchase plan and the exercise of stock options.

Share Repurchase Plan. On January 15, 2015, NTIC’s Board of Directors authorized the repurchase of up to $3,000,000 in shares of NTIC common stock through open market purchases or unsolicited or solicited privately negotiated transactions. This program has no expiration date but may be terminated by NTIC’s Board of Directors at any time. No repurchases occurred during the three months ended November 30, 2020. As of November 30, 2020, up to $2,640,548 in shares of NTIC common stock remained available for repurchase under NTIC’s stock repurchase program.

Cash Dividends. On April 23, 2020, the Company announced the temporary suspension of its quarterly cash dividend pending clarity on the COVID-19 pandemic. Therefore, the Company did not declare a cash dividend during the three months ended November 30, 2020. On October 22, 2019, the Company’s Board of Directors declared a cash dividend of $0.065 per share of NTIC’s common stock, payable on November 20, 2019 to stockholders of record on November 6, 2019. The length of the Company’s suspension of its quarterly cash dividend is currently unknown, and the declaration of future dividends is not guaranteed and will be determined by NTIC’s Board of Directors in light of conditions then existing, including NTIC’s earnings, financial condition, cash requirements, restrictions in financing agreements, business conditions and other factors, including without limitation the effect of COVID-19 on NTIC’s business, operating results and financial condition.

Capital Expenditures and Commitments. NTIC spent $309,400 on capital expenditures during the three months ended November 30, 2020, which related primarily to the purchase of new equipment. NTIC expects to spend an aggregate of approximately $600,000 to $900,000 on capital expenditures during fiscal 2021, which it expects will relate primarily to the purchase of new equipment.

Contractual Obligations

There has been no material change to NTIC’s contractual obligations as provided in “Part II. Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations,” included in NTIC’s annual report on Form 10-K for the fiscal year ended August 31, 2020.

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

Any outstanding advances under NTIC’s $3,000,000 amended and restated revolving line of credit with PNC Bank bear interest at an annual rate based on LIBOR plus 3.25% for the applicable LIBOR interest period selected by the Company with a minimum rate of 0.75%. As of November 30, 2020, NTIC had no borrowings under the prior line of credit that existed as of that date.

Critical Accounting Policies and Estimates

There have been no material changes to NTIC’s critical accounting policies and estimates from the information provided in “Part II. Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies,” included in NTIC’s annual report on Form 10-K for the fiscal year ended August 31, 2020.

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

●

The effect of COVID-19 on NTIC’s business, operating results and financial condition, including disruption to our customers, suppliers and subcontractors, as well as the global economy and financial markets;

●	The effect of current worldwide economic conditions and any turmoil and disruption in the global credit and financial markets on NTIC’s business;

●

Variability in NTIC’s sales of ZERUST® products and services to the oil and gas industry and Natur-Tec® products and NTIC’s equity income of joint ventures, which variability in sales and equity in income from joint ventures, in turn, subject NTIC’s earnings to quarterly fluctuations;

●	Risks associated with NTIC’s international operations and exposure to fluctuations in foreign currency exchange rates, import duties, taxes, and tariffs;

●	The effect of the United Kingdom’s process to exit the European Union on NTIC’s operating results, including, in particular, future net sales of NTIC’s European and other joint ventures;

●	The effect of the health of the U.S. automotive industry on NTIC’s business;

●	NTIC’s dependence on the success of its joint ventures and fees and dividend distributions that NTIC receives from them;

●	NTIC’s relationships with its joint ventures and its ability to maintain those relationships, especially in light of anticipated succession planning issues;

●	Fluctuations in the cost and availability of raw materials, including resins and other commodities;

●

The success of and risks associated with NTIC’s emerging new businesses and products and services, including in particular NTIC’s ability and the ability of NTIC’s joint ventures to sell ZERUST® products and services to the oil and gas industry and Natur-Tec® products and the often lengthy and extensive sales process involved in selling such products and services;

●	NTIC’s ability to introduce new products and services that respond to changing market conditions and customer demand;

●	Market acceptance of NTIC’s existing and new products, especially in light of existing and new competitive products;

●	Maturation of certain existing markets for NTIC’s ZERUST® products and services and NTIC’s ability to grow market share and succeed in penetrating other existing and new markets;

●	Increased competition, especially with respect to NTIC’s ZERUST® products and services, and the effect of such competition on NTIC’s and its joint ventures’ pricing, net sales, and margins;

●	NTIC’s reliance upon and its relationships with its distributors, independent sales representatives, and joint ventures;

●	NTIC’s reliance upon suppliers;

●	Oil prices, which may affect sales of NTIC’s ZERUST® products and services to the oil and gas industry;

●

NTIC’s operations in China, and the risks associated therewith, the termination of the joint venture agreements with Tianjin Zerust, and the anticipated liquidation of Tianjin Zerust and the effect of all these events on NTIC’s business and future operating results;

●

The costs and effects of complying with laws and regulations and changes in tax, fiscal, government, and other regulatory policies, including rules relating to environmental, health, and safety matters;

●	Unforeseen product quality or other problems in the development, production, and usage of new and existing products;

●	Unforeseen production expenses incurred in connection with new customers and new products;

●	Loss of or changes in executive management or key employees;

●	Ability of management to manage around unplanned events;

●	Pending and future litigation;

●	NTIC’s reliance on its intellectual property rights and the absence of infringement of the intellectual property rights of others;

●	NTIC’s ability to maintain effective internal control over financial reporting, especially in light of its joint venture arrangements;

●	Changes in applicable laws or regulations and NTIC’s failure to comply with applicable laws, rules, and regulations;

●	Changes in generally accepted accounting principles and the effect of new accounting pronouncements;

●	Fluctuations in NTIC’s effective tax rate, including from the Tax Cuts and Jobs Act;

●	The effect of extreme weather conditions on NTIC’s operating results; and

●	NTIC’s reliance upon its management information systems.

For more information regarding these and other uncertainties and factors that could cause NTIC’s actual results to differ materially from what NTIC has anticipated in its forward-looking statements or otherwise could materially adversely affect its business, financial condition or operating results, see NTIC’s annual report on Form 10-K for the fiscal year ended August 31, 2020 under the heading “Part I. Item 1A. Risk Factors.”

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

Any outstanding advances under NTIC’s $3,000,000 amended and restated revolving line of credit with PNC Bank bear interest at an annual rate based on LIBOR plus 3.25% for the applicable LIBOR interest period selected by the Company with a minimum rate of 0.75%. As of November 30, 2020, NTIC had no borrowings under the prior line of credit that existed as of that date.

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

Changes in Internal Control over Financial Reporting

There was no change in NTIC’s internal control over financial reporting that occurred during the quarter ended November 30, 2020 that has materially affected or is reasonably likely to materially affect NTIC’s internal control over financial reporting.

PART II -       OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 12 to NTIC’s consolidated financial statements in Part I. Item 1. Financial Statements of this report.

ITEM 1A.	RISK FACTORS

This Item 1A is inapplicable to NTIC as a smaller reporting company.

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Equity Securities

During the three months ended November 30, 2020, NTIC did not issue any shares of its common stock or other equity securities of NTIC that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

The following table shows NTIC’s first quarter of fiscal 2021 stock repurchase activity.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
September 1, 2020 through September 30, 2020	0	$0	0	(1)
October 1, 2020 through October 31, 2020	0	$0	0	(1)
November 1, 2020 through November 30, 2020	0	$0	0	(1)
Total	0	$0	0	(1)(2)

(1)

On January 15, 2015, NTIC’s Board of Directors authorized the repurchase of up to $3,000,000 in shares of NTIC common stock through open market purchases or unsolicited or solicited privately negotiated transactions. This program has no expiration date but may be terminated by NTIC’s Board of Directors at any time.

(2)	As of November 30, 2020, up to $2,640,548 in shares of NTIC common stock remained available for repurchase under NTIC’s stock repurchase program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.         EXHIBITS

The following exhibits are being filed or furnished with this quarterly report on Form 10-Q:

Exhibit No.	Description
31.1	Certification of President and Chief Executive Officer pursuant to SEC Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101

The following materials from NTIC’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2020, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Comprehensive Income , (iv) the unaudited Consolidated Statements of Equity, (v) the unaudited Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements (filed herewith)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN TECHNOLOGIES INTERNATIONAL
CORPORATION

/s/ Matthew C. Wolsfeld
Date: January 8, 2021	Matthew C. Wolsfeld, CPA
Chief Financial Officer
(Principal Financial and Accounting Officer and
Duly Authorized to Sign on Behalf of the Registrant)