Form 10-Q
period 2021-02-28
NORTHERN TECHNOLOGIES INTERNATIONAL CORP
filed 2021-04-09
CIK 875582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2021

or

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

As of April 6, 2021, there were 9,104,636 shares of common stock of the registrant outstanding.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

FORM 10-Q

February 28, 2021

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AS OF FEBRUARY 28, 2021 (UNAUDITED)

AND AUGUST 31, 2020 (AUDITED)

	February 28, 2021	August 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,788,535	$6,403,032
Available for sale securities	5,913,480	5,544,722
Receivables:
Trade excluding joint ventures, less allowance for doubtful accounts of $100,000 at February 28, 2021 and $90,000 at August 31, 2020	10,286,535	8,072,212
Trade joint ventures	448,021	475,900
Fees for services provided to joint ventures	1,315,876	927,286
Income taxes	289,104	19,907
Inventories	11,210,584	10,961,796
Prepaid expenses	1,270,453	797,495
Total current assets	37,522,588	33,202,350

PROPERTY AND EQUIPMENT, NET	7,144,909	7,110,789

OTHER ASSETS:
Investments in joint ventures	24,860,148	24,090,826
Deferred income taxes	215,184	209,729
Patents and trademarks, net	776,405	802,006
Operating lease right of use asset	596,935	658,788
Total other assets	26,448,672	25,761,349
Total assets	$71,116,169	$66,074,488

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,394,539	$3,205,241
Income taxes payable	623,960	310,922
Accrued liabilities:
Payroll and related benefits	1,829,991	1,314,978
Other	975,780	880,118
Current portion of operating lease	226,979	386,345
Total current liabilities	8,051,249	6,097,604
LONG-TERM LIABILITIES:
Operating lease, less current portion	369,956	272,443
Total long-term liabilities	369,956	272,443

COMMITMENTS AND CONTINGENCIES (Note 12)

EQUITY:
Preferred stock, no par value; authorized 10,000 shares; none issued and outstanding	—	—
Common stock, $0.02 par value per share; authorized 15,000,000 shares as of February 28, 2021 and August 31, 2020; issued and outstanding 9,104,636 and 9,099,990, respectively	182,093	182,000
Additional paid-in capital	17,793,646	17,415,043
Retained earnings	44,455,982	42,472,810
Accumulated other comprehensive loss	(2,969,563)	(3,410,438)
Stockholders’ equity	59,462,158	56,659,415
Non-controlling interests	3,232,806	3,045,026
Total equity	62,694,964	59,704,441
Total liabilities and equity	$71,116,169	$66,074,488

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2021 AND FEBRUARY 29, 2020

	Three Months Ended		Six Months Ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
NET SALES:
Net sales, excluding joint ventures	$12,255,941	$12,988,153	$24,454,749	$27,033,937
Net sales, to joint ventures	526,941	245,630	1,107,245	831,246
Total net sales	12,782,882	13,233,783	25,561,994	27,865,183

Cost of goods sold	8,531,679	8,687,301	16,845,000	18,492,385
Gross profit	4,251,203	4,546,482	8,716,994	9,372,798

JOINT VENTURE OPERATIONS:
Equity in income from joint ventures	1,920,012	1,360,804	3,745,724	2,654,794
Fees for services provided to joint ventures	1,462,684	1,256,213	2,799,245	2,614,538
Total joint venture operations	3,382,696	2,617,017	6,544,969	5,269,332

OPERATING EXPENSES:
Selling expenses	2,832,008	3,110,240	5,573,776	5,997,532
General and administrative expenses	1,958,974	2,345,113	4,052,956	4,394,800
Research and development expenses	1,075,180	1,006,395	2,150,917	1,968,036
Total operating expenses	5,866,162	6,461,748	11,777,649	12,360,368

OPERATING INCOME	1,767,737	701,751	3,484,314	2,281,762

INTEREST INCOME	15,638	55,042	85,176	104,080
INTEREST EXPENSE	(5,249)	(9,377)	(7,617)	(14,821)

INCOME BEFORE INCOME TAX EXPENSE	1,778,126	747,416	3,561,873	2,371,021

INCOME TAX EXPENSE	274,660	463,594	653,250	727,660

NET INCOME	1,503,466	283,822	2,908,623	1,643,361

NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	190,891	103,988	333,649	250,977

NET INCOME ATTRIBUTABLE TO NTIC	$1,312,575	$179,834	$2,574,974	$1,392,384

NET INCOME ATTRIBUTABLE TO NTIC PER COMMON SHARE:
Basic	$0.14	$0.02	$0.28	$0.15
Diluted	$0.13	$0.02	$0.26	$0.15

WEIGHTED AVERAGE COMMON SHARES ASSUMED OUTSTANDING:
Basic	9,104,636	9,097,236	9,104,623	9,095,604
Diluted	9,867,918	9,461,727	9,756,268	9,383,867
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.065	$0.065	$0.065	$0.13

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2021 AND FEBRUARY 29, 2020

	Three Months Ended		Six Months Ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
NET INCOME	$1,503,466	$283,822	$2,908,623	$1,643,361
OTHER COMPREHENSIVE INCOME (LOSS) – FOREIGN CURRENCY TRANSLATION ADJUSTMENT	196,341	(158,343)	495,006	(32,667)

COMPREHENSIVE INCOME	1,699,807	125,479	3,403,629	1,610,694
COMPREHENSIVE INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	177,117	57,630	387,780	227,481
COMPREHENSIVE INCOME ATTRIBUTABLE TO NTIC	$1,522,690	$67,849	$3,015,849	$1,383,213

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2021 AND FEBRUARY 29, 2020

	STOCKHOLDERS’ EQUITY – THREE MONTHS ENDED FEBRUARY 28, 2021 AND FEBRUARY 29, 2020
					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	Controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Equity

BALANCE AT NOVEMBER 30, 2020	9,104,636	$182,093	$17,632,811	$43,735,209	$(3,179,678)	$3,255,689	$61,626,124
Stock issued for employee stock purchase plan	—	—	—	—	—	—	—
Stock option expense	—	—	160,835	—	—	—	160,835
Dividends paid to stockholders	—	—	—	(591,802)	—	—	(591,802)
Dividend received by non-controlling interest	—	—	—	—	—	(200,000)	(200,000)
Net income	—	—	—	1,312,575	—	190,891	1,503,466
Other comprehensive income (loss)	—	—	—	—	210,115	(13,774)	196,341
BALANCE AT FEBRUARY 28, 2021	9,104,636	$182,093	$17,793,646	$44,455,982	$(2,969,563)	$3,232,806	$62,694,964

BALANCE AT NOVEMBER 30, 2019	9,097,236	$181,945	$16,367,555	$45,614,389	$(4,490,364)	$3,244,530	$60,918,055
Stock issued for employee stock purchase plan	—	—	—	—	—	—	—
Stock option expense	—	—	339,652	—	—	—	339,652
Dividends paid to stockholders	—	—	—	(591,320)	—	—	(591,320)
Dividend received by non-controlling interest	—	—	—	—	—	—	—
Net income	—	—	—	179,834	—	103,988	283,822
Other comprehensive loss	—	—	—	—	(111,985)	(46,358)	(158,343)
BALANCE AT FEBRUARY 29, 2020	9,097,236	$181,945	$16,707,207	$45,202,903	$(4,602,349)	$3,302,160	$60,791,866

	STOCKHOLDERS’ EQUITY – SIX MONTHS ENDED FEBRUARY 28, 2021 AND FEBRUARY 29, 2020
					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	Controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Equity
BALANCE AT AUGUST 31, 2020	9,099,990	$182,000	$17,415,043	$42,472,810	$(3,410,438)	$3,045,026	$59,704,441
Stock options exercised	—	—	—	—	—	—	—
Stock issued for employee stock purchase plan	4,646	93	36,099	—	—	—	36,192
Stock option expense	—	—	342,504	—	—	—	342,504
Dividends paid to stockholders	—	—	—	(591,802)	—	—	(591,802)
Dividend received by non-controlling interest	—	—	—	—	—	(200,000)	(200,000)
Net income	—	—	—	2,574,974	—	333,649	2,908,623
Other comprehensive income	—	—	—	—	440,875	54,131	495,006
BALANCE AT FEBRUARY 28, 2021	9,104,636	$182,093	$17,793,646	$44,455,982	$(2,969,563)	$3,232,806	$62,694,964

BALANCE AT AUGUST 31, 2019	9,086,816	$181,736	$16,013,338	$44,992,718	$(4,593,178)	$3,074,679	$59,669,293
Stock options exercised	6,823	137	(137)	—	—	—	—
Stock issued for employee stock purchase plan	3,597	72	35,536	—	—	—	35,608
Stock option expense	—	—	658,470	—	—	—	658,470
Dividends paid to stockholders	—	—	—	(1,182,199)	—	—	(1,182,199)
Dividend received by non-controlling interest	—	—	—	—	—	—	—
Net income	—	—	—	1,392,384	—	250,977	1,643,361
Other comprehensive loss	—	—	—	—	(9,171)	(23,496)	(32,667)
BALANCE AT FEBRUARY 29, 2020	9,097,236	$181,945	$16,707,207	$45,202,903	$(4,602,349)	$3,302,160	$60,791,866

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2021 AND FEBRUARY 29, 2020

	Six Months Ended
	February 28, 2021	February 29, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,908,623	$1,643,361
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	342,504	658,470
Depreciation expense	451,498	428,711
Amortization expense	100,821	118,171
Change in allowance for doubtful accounts	10,000	—
Equity in income from joint ventures	(3,745,724)	(2,654,794)
Dividends received from joint ventures	3,323,503	5,558,926
Deferred income taxes	(3,182)	111,768
Changes in current assets and liabilities:
Receivables:
Trade, excluding joint ventures	(2,004,152)	(10,778)
Trade, joint ventures	27,879	285,298
Fees for services provided to joint ventures	(388,590)	72,781
Income taxes	(270,867)	221,211
Inventories	(83,028)	(908,423)
Prepaid expenses and other	(450,263)	122,676
Accounts payable	1,036,818	850,534
Income tax payable	290,252	(10,833)
Accrued liabilities	413,157	(2,284,150)
Net cash provided by operating activities	1,959,249	4,207,710

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of available for sale securities	(868,758)	(6,946,908)
Proceeds from the sale of available for sale securities	500,000	4,000,000
Purchases of property and equipment	(466,572)	(296,786)
Investments in patents	(75,220)	(45,414)
Net cash used in investing activities	(910,550)	(3,289,108)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid on NTIC common stock	(591,802)	(1,182,199)
Dividends received by non-controlling interests	(200,000)	—
Proceeds from employee stock purchase plan	36,192	35,608
Net cash used in financing activities	(755,610)	(1,146,591)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	92,414	(2,359)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	385,503	(230,348)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,403,032	5,856,758

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,788,535	$5,626,410

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	INTERIM FINANCIAL INFORMATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all necessary adjustments, which are of a normal recurring nature, and present fairly the consolidated financial position of Northern Technologies International Corporation and its subsidiaries (the Company) as of February 28, 2021 and August 31, 2020, the results of the Company’s operations for the three and six months ended February 28, 2021 and February 29, 2020, the changes in stockholders’ equity for the three and six months ended February 28, 2021 and February 29, 2020, and the Company’s cash flows for the six months ended February 28, 2021 and February 29, 2020, in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).

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

Operating results for the three and six months ended February 28, 2021 are not necessarily indicative of the results that may be expected for the full fiscal year ending August 31, 2021.

The Company evaluates events occurring after the date of the consolidated financial statements requiring recording or disclosure in the consolidated financial statements.

Impact of COVID-19 Pandemic

In March 2020, the World Health Organization declared the novel coronavirus (COVID-19) outbreak a global pandemic. As a result of the COVID-19 pandemic and related government mandated restrictions on the Company’s business as well as the businesses of its joint ventures, customers and suppliers, disruption to the Company’s business and the manufacture and sale of its products and services has occurred in the first six months of fiscal 2021 and is expected to continue during the remainder of fiscal 2021 and possibly beyond.

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

3.	INVENTORIES

Inventories consisted of the following:

	February 28, 2021	August 31, 2020
Production materials	$3,896,245	$3,866,791
Finished goods	7,314,339	7,095,005
	$11,210,584	$10,961,796

4.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	February 28, 2021	August 31, 2020
Land	$310,365	$310,365
Buildings and improvements	8,335,825	8,167,783
Machinery and equipment	5,166,444	4,940,912
	13,812,634	13,419,060
Less accumulated depreciation	(6,667,725)	(6,308,271)
	$7,144,909	$7,110,789

5.	PATENTS AND TRADEMARKS, NET

Patents and trademarks, net consisted of the following:

	February 28, 2021	August 31, 2020
Patents and trademarks	$2,983,072	$2,907,852
Less accumulated amortization	(2,206,667)	(2,105,846)
	$776,405	$802,006

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

Financial information from the audited and unaudited financial statements of the Company’s joint venture in Germany, Excor Korrosionsschutz – Technologien und Produkte GmbH (EXCOR), and all the Company’s other joint ventures are summarized as follows:

	As of February 28, 2021
	Total	EXCOR	All Other
Current assets	$61,766,682	$27,772,018	$33,994,664
Total assets	65,973,432	30,256,723	35,716,709
Current liabilities	15,175,228	3,268,087	11,907,141
Noncurrent liabilities	332,479	—	332,479
Joint ventures’ equity	50,465,725	26,988,636	23,477,089
Northern Technologies International Corporation’s share of joint ventures’ equity	24,860,148	13,494,320	11,365,828
Northern Technologies International Corporation’s share of joint ventures’ undistributed earnings	22,625,070	13,463,415	9,161,655

	Three Months Ended February 28, 2021
	Total	EXCOR	All Other
Net sales	$29,058,402	$10,542,097	$18,516,306
Gross profit	13,079,478	6,099,187	6,980,291
Net income	3,838,007	2,262,321	1,575,686
Northern Technologies International Corporation’s share of equity in income from joint ventures	$1,920,012	$1,132,578	$787,434
Northern Technologies International Corporation's dividends received from joint ventures	$2,198,142	$1,809,900	$388,242

	Six Months Ended February 28, 2021
	Total	EXCOR	All Other
Net sales	$55,835,745	$20,093,580	$35,742,165
Gross profit	25,521,239	11,798,194	13,723,045
Net income	7,489,431	4,283,395	3,206,036
Northern Technologies International Corporation’s share of equity in income from joint ventures	$3,745,724	$2,143,115	$1,602,609
Northern Technologies International Corporation's dividends received from joint ventures	$3,323,503	$1,809,900	$1,513,603

	As of August 31, 2020
	Total	EXCOR	All Other
Current assets	$55,825,418	$25,742,619	$30,082,799
Total assets	60,295,587	28,449,772	31,845,815
Current liabilities	11,002,867	2,424,565	8,578,302
Noncurrent liabilities	365,274	—	365,274
Joint ventures’ equity	48,927,446	26,025,207	22,902,239
Northern Technologies International Corporation’s share of joint ventures’ equity	24,090,826	13,012,606	11,078,220
Northern Technologies International Corporation’s share of joint ventures’ undistributed earnings	21,855,747	12,981,701	8,874,046

	Three Months Ended February 29, 2020
	Total	EXCOR	All Other
Net sales	$24,289,370	$8,980,176	$15,309,194
Gross profit	11,102,573	5,262,082	5,840,491
Net income	2,721,542	1,778,027	943,516
Northern Technologies International Corporation’s share of equity in income from joint ventures	$1,360,804	$889,226	$471,578
Northern Technologies International Corporation's dividends received from joint ventures	$5,353,552	$4,675,850	$677,702

	Six Months Ended February 29, 2020
	Total	EXCOR	All Other
Net sales	$49,749,664	$18,348,415	$31,401,249
Gross profit	22,459,707	10,587,570	11,872,137
Net income	5,309,523	3,420,354	1,889,169
Northern Technologies International Corporation’s share of equity in income from joint ventures	$2,654,794	$1,710,390	$944,404
Northern Technologies International Corporation's dividends received from joint ventures	$5,558,926	$4,675,850	$883,133

7.	CORPORATE DEBT

The Company has a revolving line of credit with PNC Bank, National Association (PNC Bank) of $3,000,000. No amounts were outstanding under the line of credit as of February 28, 2021 or the prior line of credit as of August 31, 2020. Outstanding advances under the line of credit bear interest at (i) (A) a per annum rate equal to the “London Interbank Offered Rate” for a one month period determined and applied each business day until the next business date, or if greater (B) 0.75%, plus (ii) 3.25%. The maturity date of the line of credit was extended to January 7, 2022.

As of February 28, 2021 and August 31, 2020, the Company did not have any letters of credit outstanding with respect to the letter of credit sub-facility available under the revolving line of credit with PNC Bank. As of February 28, 2021 and August 31, 2020, the Company had $104,363 of letters of credit with JP Morgan Chase Bank that are performance based and set to expire in 2021 and 2022.

8.	STOCKHOLDERS’ EQUITY

On April 23, 2020, the Company announced the temporary suspension of its quarterly cash dividend pending clarity on the financial impact of COVID-19 on the Company. On January 15, 2021, the Company announced the reinstatement of its quarterly cash dividend and the Board of Directors declared a cash dividend of $0.065 per share of the Company’s common stock, payable on February 17, 2021 to shareholders of record at the close of business on February 3, 2021.

During the six months ended February 29, 2020, the Company’s Board of Directors declared cash dividends on the following dates in the following amounts to the following holders of the Company’s common stock:

Declaration Date	Amount	Record Date	Payable Date
October 22, 2019	$0.065	November 6, 2019	November 20, 2019
January 22, 2020	$0.065	February 5, 2020	February 19, 2020

During the six months ended February 28, 2021 and February 29, 2020, the Company repurchased no shares of its common stock.

During the six months ended February 28, 2021, the Company granted stock options under the Northern Technologies International Corporation 2019 Stock Incentive Plan (as amended, the 2019 Plan) to purchase an aggregate of 419,874 shares of its common stock to various employees and directors. The weighted average per share exercise price of the stock options is $8.24. The exercise price of the stock options is equal to the fair market value of the Company’s common stock on the date of grant. During the six months ended February 28, 2021, no stock options to purchase common stock were exercised.

During the six months ended February 29, 2020, the Company granted stock options under the 2019 Plan to purchase an aggregate of 300,770 shares of its common stock to various employees and directors. The weighted average per share exercise price of the stock options is $10.87, which was equal to the fair market value of the Company’s common stock on the date of grant. During the six months ended February 29, 2020, no stock options to purchase common stock were exercised.

The Company issued 4,646 and 3,597 shares of common stock on September 1, 2020 and 2019, respectively, under the Northern Technologies International Corporation Employee Stock Purchase Plan.

9.	NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share assumes the exercise of stock options using the treasury stock method, if dilutive.

The following is a reconciliation of the net income per share computation for the three and six months ended February 28, 2021 and February 29, 2020:

	Three Months Ended		Six Months Ended
Numerator:	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Net income attributable to NTIC	$1,312,575	$179,834	$2,574,974	$1,392,384
Denominator:
Basic – weighted shares outstanding	9,104,636	9,097,236	9,104,623	9,095,604
Weighted shares assumed upon exercise of stock options	763,282	364,491	651,645	288,263
Diluted – weighted shares outstanding	9,867,918	9,461,727	9,756,268	9,383,867
Basic net income per share:	$0.14	$0.02	$0.28	$0.15
Diluted net income per share:	$0.13	$0.02	$0.26	$0.15

The dilutive impact summarized above relates to the periods when the average market price of the Company’s common stock exceeded the exercise price of the potentially dilutive option securities granted. Net income per common share was based on the weighted average number of common shares outstanding during the periods when computing basic net income per share. When dilutive, stock options are included as equivalents using the treasury stock market method when computing the diluted net income per share. Excluded from the computation of diluted net income per share for the three and six months ended February 28, 2021 were options outstanding to purchase 136,221 shares of common stock. Excluded from the computation of diluted net income per share for the three and six months ended February 29, 2020, were options outstanding to purchase 141,768 shares of common stock.

10.	STOCK-BASED COMPENSATION

The Company has three stock-based compensation plans under which stock options or other stock-based awards have been granted: the Northern Technologies International Corporation Amended and Restated 2019 Stock Incentive Plan, the Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan (the 2007 Plan) and the Northern Technologies International Corporation Employee Stock Purchase Plan (the ESPP). The 2019 Plan replaced the 2007 Plan with respect to future grants; and, therefore, no further awards may be made under the 2007 Plan. The Compensation Committee of the Board of Directors and the Board of Directors administer these plans.

The 2019 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, stock unit awards, performance awards, and stock bonuses to eligible recipients to enable the Company and its subsidiaries to attract and retain qualified individuals through opportunities for equity participation in the Company and to reward those individuals who contribute to the achievement of the Company’s economic objectives. On January 15, 2021, the Company’s stockholders approved certain amendments to the 2019 Plan, including an increase in the number of shares of common stock available for issuance under the plan by an additional 800,000 shares. Subject to adjustment as provided in the 2019 Plan, up to a maximum of 1,600,000 shares of the Company’s common stock are issuable under the 2019 Plan.

Options granted generally have a term of ten years and become exercisable over a one- or three- year period beginning on the one-year anniversary of the date of grant. Options are granted at per share exercise prices equal to the market value of the Company’s common stock on the date of grant. The Company issues new shares upon the exercise of options. As of February 28, 2021, options to purchase an aggregate of 720,644 shares of the Company’s common stock were outstanding under the 2019 Plan and 879,356 shares of the Company’s common stock remain available for grant under the 2019 Plan.

The maximum number of shares of common stock of the Company available for issuance under the ESPP is 200,000 shares, subject to adjustment as provided in the ESPP. The ESPP provides for six-month offering periods beginning on September 1 and March 1 of each year. The purchase price of the shares is 90% of the lower of the fair market value of common stock at the beginning or end of the offering period. This discount may not exceed the maximum discount rate permitted for plans of this type under Section 423 of the Internal Revenue Code of 1986, as amended. The ESPP is compensatory for financial reporting purposes. As of February 28, 2021, 80,047 shares of common stock remained available for sale under the ESPP.

The Company granted options to purchase an aggregate of 419,874 and 300,770 shares of its common stock during the six months ended February 28, 2021 and February 29, 2020, respectively. The fair value of option grants is determined at the date of grant using the Black-Scholes option pricing model with the assumptions listed below. The Company recognized compensation expense of $342,504 and $658,470 during the six months ended February 28, 2021 and February 29, 2020, respectively, related to the options that vested during such time period. As of February 28, 2021, the total compensation cost for non-vested options not yet recognized in the Company’s consolidated statements of operations was $988,337. Stock-based compensation expense of $321,670 is expected through the remainder of fiscal year 2021 and $333,333 is expected to be recognized during fiscal 2022 and fiscal 2023, respectively, based on outstanding options as of February 28, 2021. Future option grants will impact the compensation expense recognized. Stock-based compensation expense is included in general and administrative expense on the consolidated statements of operations.

The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model with the following assumptions and results for the grants:

	Three and Six Months Ended
	February 28, 2021	February 29, 2020
Dividend yield	2.37%	2.15%
Expected volatility	45.6%	45.2%
Expected life of option (in years)	10	10
Average risk-free interest rate	0.28%	1.57%

The weighted average per share fair value of options granted during the six months ended February 28, 2021 and February 29, 2020 was $3.12 and $4.30, respectively. The weighted average remaining contractual life of the options outstanding as of February 28, 2021 and February 29, 2020 was 6.65 years and 6.53 years, respectively.

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

The following table sets forth the Company’s net sales for the three and six months ended February 28, 2021 and February 29, 2020 by segment:

	Three Months Ended		Six Months Ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
ZERUST® net sales	$10,284,116	$9,016,222	$20,504,667	$18,965,734
Natur-Tec® net sales	2,498,766	4,217,561	5,057,327	8,899,449
Total net sales	$12,782,882	$13,233,783	$25,561,994	$27,865,183

The following table sets forth the Company’s cost of goods sold for the three and six months ended February 28, 2021 and February 29, 2020 by segment:

	Three Months Ended				Six Months Ended
	February 28, 2021	% of Segment Sales*	February 29, 2020	% of Segment Sales*	February 28, 2021	% of Segment Sales*	February 29, 2020	% of Segment Sales*
Direct cost of goods sold
ZERUST®	$6,065,963	59.0%	$4,638,514	51.4%	$11,837,052	57.7%	$10,081,686	53.7%
Natur-Tec®	1,684,180	67.4%	3,276,058	77.7%	3,451,810	68.3%	6,890,477	77.4%
Indirect cost of goods sold	781,536	—	772,729	—	1,556,138	—	1,420,040	—
Total net cost of goods sold	$8,531,679		$8,687,301		$16,845,000		$18,492,385

______________________

*	The percent of segment sales is calculated by dividing the direct cost of goods sold for each individual segment category by the net sales for each segment category.

The Company utilizes product net sales and direct and indirect cost of goods sold for each product in reviewing the financial performance of a product type. Further allocation of Company expenses or assets, aside from amounts presented in the tables above, is not utilized in evaluating product performance, nor does such allocation occur for internal financial reporting.

Geographic Information

Net sales by geographic location for the three and six months ended February 28, 2021 and February 29, 2020 were as follows:

	Three Months Ended		Six Months Ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Inside the U.S.A. to unaffiliated customers	4,619,130	6,359,506	9,480,485	12,506,592
Outside the U.S.A. to:
Joint ventures in which the Company is a shareholder directly and indirectly	526,942	245,630	1,107,246	831,246
Unaffiliated customers	7,636,810	6,628,647	14,974,262	14,527,345
	$12,782,882	$13,233,783	$25,561,994	$27,865,183

Net sales by geographic location are based on the location of the customer.

Fees for services provided to joint ventures by geographic location as a percentage of total fees for services provided to joint ventures during the three and six months ended February 28, 2021 and 2020 were as follows:

	Three Months Ended
	February 28, 2021	% of Total Fees for Services Provided to Joint Ventures	February 29, 2020	% of Total Fees for Services Provided to Joint Ventures
Germany	$231,917	15.9%	$208,128	16.6%
Poland	210,943	14.5%	170,916	13.6%
Japan	181,493	12.4%	150,150	12.0%
France	97,638	6.7%	85,709	6.8%
Sweden	146,896	10.0%	98,398	7.8%
Thailand	107,377	7.3%	90,878	7.2%
India	95,484	6.5%	80,024	6.4%
South Korea	78,220	5.3%	75,289	6.0%
Finland	71,496	4.9%	74,001	5.9%
Czech Republic	89,538	6.1%	80,200	6.4%
United Kingdom	71,759	4.9%	64,279	5.1%
Other	79,923	5.5%	78,241	6.2%
	$1,462,684	100.0%	$1,256,213	100.0%

	Six Months Ended
	February 28, 2021	% of Total Fees for Services Provided to Joint Ventures	February 29, 2020	% of Total Fees for Services Provided to Joint Ventures
Germany	$460,744	16.5%	$420,229	16.1%
Poland	400,353	14.3%	365,894	14.0%
Japan	361,455	12.9%	314,079	12.0%
France	203,545	7.3%	179,340	6.9%
Sweden	237,385	8.4%	207,904	8.0%
Thailand	197,309	7.0%	193,212	7.4%
India	183,692	6.6%	162,984	6.2%
South Korea	163,298	5.8%	151,321	5.8%
Finland	147,779	5.3%	141,942	5.4%
Czech Republic	158,891	5.7%	169,214	6.5%
United Kingdom	133,674	4.8%	149,758	5.7%
Other	151,120	5.4%	158,661	6.1%
	$2,799,245	100.0%	$2,614,538	100.0%

The geographical distribution of total property and equipment and net sales is as follows:

	At February 28, 2021	At August 31, 2020
China	$374,648	$376,088
Other	428,677	172,833
United States	6,341,584	6,561,868
Total property and equipment	$7,144,909	$7,110,789

	Three Months Ended
	February 28, 2021	February 29, 2020
China	$4,443,656	$3,024,384
Brazil	804,569	823,218
India	1,295,006	2,059,564
Other	1,620,521	967,111
United States	4,619,130	6,359,506
Total net sales	$12,782,882	$13,233,783

	Six Months Ended
	February 28, 2021	February 29, 2020
China	$8,987,634	$6,885,956
Brazil	1,518,422	1,715,196
India	2,495,474	4,095,774
Other	3,079,978	2,661,665
United States	9,480,486	12,506,592
Total net sales	$25,561,994	$27,865,183

Long-lived assets located in China and other locations outside of the United States consist of property and equipment. These assets are periodically reviewed to assure the net realizable value from the estimated future production based on forecasted sales exceeds the carrying value of the assets.

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

Annual Bonus Plan

On August 27, 2020, the Compensation Committee of the Board of Directors of the Company approved the material terms of an annual bonus plan for the Company’s executive officers as well as certain officers and employees for the fiscal year ending August 31, 2021. For fiscal 2021, as in past years, the total amount available under the bonus plan for all plan participants, including executive officers, is dependent upon the Company’s earnings before interest, taxes, and other income, as adjusted to take into account amounts to be paid under the bonus plan and certain other adjustments (Adjusted EBITOI). Each plan participant’s percentage of the overall bonus pool is based upon the number of plan participants, the individual’s annual base salary, and the individual’s position and level of responsibility within the Company. In the case of each of the Company’s executive officer participants, 75% of the amount of their individual bonus payout will be determined based upon the Company’s actual EBITOI for fiscal 2021 compared to a pre-established target EBITOI for fiscal 2021, and 25% of the payout will be determined based upon such executive officer’s achievement of certain pre-established individual performance objectives. The payment of bonuses under the plan is discretionary, and bonuses may be paid to executive officer participants in both cash and shares of NTIC common stock, the exact amount and percentages of which are determined by the Company’s Board of Directors, upon recommendation of the Compensation Committee, after the completion of the Company’s consolidated financial statements for fiscal 2021. There was $1,033,334 recognized for management bonuses for the six months ended February 28, 2021, compared to $800,000 recognized for management bonuses for the six months ended February 29, 2020.

Concentrations

Three joint ventures (consisting of the Company’s joint ventures in India, USA and Thailand) accounted for 72.1% of the Company’s trade joint venture receivables at February 28, 2021, and two joint ventures (consisting of the Company’s joint ventures in South Korea and Thailand) accounted for 55.8% of the Company’s trade joint venture receivables at February 29, 2020.

Legal Matters

From time to time, the Company is subject to various other claims and legal actions in the ordinary course of its business. The Company records a liability in its consolidated financial statements for costs related to claims, including future legal costs, settlements and judgments, where the Company has assessed that a loss is probable and an amount could be reasonably estimated. If the reasonable estimate of a probable loss is a range, the Company records the most probable estimate of the loss or the minimum amount when no amount within the range is a better estimate than any other amount. The Company discloses a contingent liability even if the liability is not probable or the amount is not estimable, or both, if there is a reasonable possibility that material loss may have been incurred. In the opinion of management, as of February 28, 2021, the amount of liability, if any, with respect to these matters, individually or in the aggregate, will not materially affect the Company’s consolidated results of operations, financial position or cash flows.

13.	FAIR VALUE MEASUREMENTS

Assets and liabilities that are measured at fair value on a recurring basis primarily relate to marketable equity securities. These items are marked-to-market at each reporting period, and the Company estimates that market value approximates costs.

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurements Using Inputs Considered as
	Fair value as of February 28, 2021	Level 1	Level 2	Level 3
Available for sale securities	$5,913,480	$5,913,480	$—	$—

		Fair Value Measurements Using Inputs Considered as
	Fair value as of August 31, 2020	Level 1	Level 2	Level 3
Available for sale securities	$5,544,722	$5,544,722	$—	$—

There were no transfers between Level 1, Level 2, or Level 3 during the three and six months ended February 28, 2021 and February 29, 2020.

14.	SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information consisted of:

	Three Months Ended		Six Months Ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Cash paid for interest	$5,249	$9,377	$7,617	$14,821

15.	INCOME TAXES

Income tax expense for the three and six months ended February 28, 2021 was $274,660 and $653,250, respectively, compared to $463,594 and $727,660, respectively, for the three and six months ended February 29, 2020. The expense was largely due to foreign operations. The Company has federal and state tax credit carry forwards, net operating loss carry forwards and foreign tax carry forwards. The Company has recorded a full valuation allowance against the US deferred tax assets as of February 28, 2021 and August 31, 2020.

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

NTIC’s Subsidiaries and Joint Venture Network

NTIC has ownership interests in nine operating subsidiaries in North America, South America, Europe, and Asia. The following table sets forth a list of NTIC’s operating subsidiaries as of February 28, 2021, the country in which the subsidiary is organized, and NTIC’s ownership percentage in each subsidiary:

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

The following table sets forth a list of NTIC’s operating joint ventures as of February 28, 2021, the country in which the joint venture is organized, and NTIC’s ownership percentage in each joint venture:

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

______________________

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

NTIC has been balancing its safety-focused approach with the needs of its customers. Government mandated measures resulting in the substantial curtailment of business activities generally have excluded certain essential businesses and services, including certain manufacturing. With the exception of the temporary closures of NTIC’s facilities in China and India during the second and third fiscal quarters of 2020, NTIC’s manufacturing activities are generally considered part of the “critical sector” with respect to state and local government orders. This has allowed NTIC to continue to receive orders and provide uninterrupted order fulfillment to its customers. However, its facilities have been operating at a reduced capacity in order to abide by local government requirements and recommendations, such as social distancing practices, and in response to reduced demand. During the first six months of fiscal 2021, certain of NTIC’s facilities were impacted by reduced levels of production, manufacturing inefficiencies due to the reconfiguration of certain of its manufacturing processes in order to implement social distancing protocols and reduced demand. NTIC has engaged and continues to engage in communications with its suppliers in an attempt to identify and mitigate supply chain risks and proactively manage inventory levels in order to align production with demand. While domestic and international governmental measures may be modified or extended, NTIC currently expects that its global facilities will remain operational, although operating at reduced production capacity at certain of its facilities. However, such expectation is dependent upon future governmental actions and demand for NTIC’s products, the stability of its global supply chain and the ability of carriers to transport supplies to its facilities and products to its customers.

As a result of the global economic slowdown caused by the COVID-19 pandemic, NTIC continued to experience softened demand in various regions and markets during the first half of fiscal 2021, which had an adverse effect on NTIC’s operating results and financial condition. NTIC anticipates continued softened global demand for its products and services during the remainder of fiscal 2021 and possibly beyond. Due to the international reach of COVID-19, NTIC’s international joint ventures have also been adversely impacted, which has had and may continue to have a material adverse effect on NTIC’s joint venture operations and equity in income from joint ventures. It is currently not possible to predict the precise potential impact, as well as the extent of any future impact, of the COVID-19 pandemic on NTIC’s business and on the global economy as a whole. It is also currently not possible to predict how long the pandemic will last or the time that it will take for economic activity to return to prior levels. A prolonged situation could have a significant adverse effect on economies and financial markets globally, potentially leading to a significant worldwide economic downturn, which could have a significant adverse effect on NTIC’s business, operating results and financial condition.

The extent to which the COVID-19 pandemic will continue to impact NTIC’s business will likely depend on numerous evolving factors that NTIC may not be able to accurately predict, including:

●	the duration and scope of the pandemic and the availability and effectiveness of vaccines;

●	governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic;

●	the impact of the pandemic on economic activity and actions taken in response;

●	the effect on NTIC’s customers and demand for its products and services;

●	NTIC’s ability to continue to manufacture and sell its products and services, including as a result of travel restrictions and people working from home;

●	the ability of NTIC’s customers to pay for its products and services; and

●	any closures of NTIC’s facilities and the facilities of its customers and suppliers.

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

NTIC’s consolidated net sales decreased 3.4% and 8.3% during the three and six months ended February 28, 2021, respectively, compared to the three and six months ended February 29, 2020. NTIC’s consolidated net sales for the three and six months ended February 28, 2021 were adversely affected by reduced demand globally as a result of the COVID-19 pandemic. NTIC anticipates that the COVID-19 pandemic will continue to significantly adversely affect NTIC’s consolidated net sales, including sales of its ZERUST® products and services and Natur-Tec® products, and earnings during the remainder of fiscal 2021 and possibly beyond.

During both the three and six months ended February 28, 2021, 80.5% and 80.2% of NTIC’s consolidated net sales, respectively, were derived from sales of ZERUST® products and services, which increased 14.1% and 8.1% to $10,284,116 and $20,504,667, respectively, compared to $9,016,222 and $18,965,734 during the three and six months ended February 29, 2020, respectively. These increases were due to increased sales to new and existing customers in China, partially offset by a slight decrease in North American sales as a result of decreased demand, primarily as a result of the continued impact of the COVID-19 pandemic. NTIC has focused its sales efforts of ZERUST® products and services by strategically targeting customers with specific corrosion issues in new market areas and other industrial sectors that offer sizable growth opportunities. NTIC’s consolidated net sales for the six months ended February 28, 2021 included $923,763 of sales made to customers in the oil and gas industry compared to $1,587,862 for the six months ended February 29, 2020. Overall demand for ZERUST® products and services depends heavily on the overall health of the markets in which NTIC sells its products, including the automotive, oil and gas, agriculture, and mining markets in particular. NTIC’s sales of ZERUST® products and services for the three and six months ended February 28, 2021 were adversely affected by reduced demand globally as a result of the COVID-19 pandemic.

During the three and six months ended February 28, 2021, 19.5% and 19.8% of NTIC’s consolidated net sales were derived from sales of Natur-Tec® products, respectively, compared to 31.9% during both the three and six months ended February 29, 2020, respectively. Net sales of Natur-Tec® products decreased 40.8% and 43.2% during the three and six months ended February 28, 2021, respectively, compared to the three and six months ended February 29, 2020 primarily due to a decrease in finished product sales in North America and finished product sales at NTIC’s majority-owned subsidiary in India, Natur-Tec India Private Limited (Natur-Tec India) and reduced demand globally as a result of the COVID-19 pandemic. The COVID-19 pandemic continues to have a material impact on demand from many large users of bioplastics, including college campuses, stadiums, arenas, restaurants, and corporate office complexes. These are expected to be some of the last businesses to re-open, and many of these institutions have still not announced re-opening plans. Furthermore, production across the apparel industry has declined sharply, further decreasing demand for our Natur-Tec bioplastic bags, which have become an important part of the sustainability initiatives within this industry.

Cost of goods sold as a percentage of net sales increased to 66.7% during the three months ended February 28, 2021, compared to 65.6% during the three months ended February 29, 2020, and decreased to 65.9% during the six months ended February 28, 2021, compared to 66.4% during the prior fiscal year period primarily as a result of a decreased percentage of product sales from Natur-Tec® products, which have lower gross margins than NTIC’s traditional ZERUST® industrial products and services or its oil and gas products.

NTIC’s equity in income from joint ventures increased 41.1% during both the three and six months ended February 28, 2021 to $1,920,012 and $3,745,724, respectively, compared to $1,360,804 and $2,654,794 during the three and six months ended February 29, 2020, respectively. These increases were primarily due to corresponding increases in net sales at the joint ventures, which increased 19.6% and 12.2% to $29,058,402 and $55,835,745 during the three and six months ended February 28, 2021, respectively, compared to $24,289,370 and $49,749,664 during the three and six months ended February 29, 2020, respectively. These increases in the net sales of NTIC’s joint ventures were due primarily to increased sales to existing customers as a result of increased demand for existing products.

NTIC’s total operating expenses decreased 9.2% and 4.7% to $5,866,162 and $11,777,649 during the three and six months ended February 28, 2021, respectively, compared to $6,461,748 and $12,360,368 for the three and six months ended February 29, 2020. These decreases were primarily due to decreased expenses due to the suspension of travel and work from home initiatives as a result of the COVID-19 pandemic during fiscal 2020, partially offset by increased research and development expenses.

NTIC spent $1,075,180 and $2,150,917 during the three and six months ended February 28, 2021, compared to $1,006,395 and $1,968,036 during the three and six months ended February 29, 2020, respectively, in connection with its research and development activities. NTIC anticipates that it will spend a total of between $3,900,000 and $4,100,000 in fiscal 2021 on research and development activities.

Net income attributable to NTIC increased to $1,312,575, or $0.13 per diluted common share, for the three months ended February 28, 2021, compared to $179,834, or $0.02 per diluted common share, for the three months ended February 29, 2020, an increase of $1,132,741 or $0.11 per diluted share. Net income attributable to NTIC increased to $2,574,974, or $0.26 per diluted common share, for the six months ended February 28, 2021, compared to $1,392,384, or $0.15 per diluted common share, for the six months ended February 29, 2020, an increase of $1,182,590, or $0.11 per diluted share. These increases were primarily the result of increased income from joint venture operations and decreased operating expenses during the current fiscal year periods compared to the prior fiscal year periods, partially offset by a slight decrease in gross profit for the three and six month comparison. NTIC anticipates that its earnings will continue to be subject to volatility due to the COVID-19 pandemic during the remainder of fiscal 2021 and possibly beyond. NTIC also anticipates that its quarterly net income will continue to remain subject to significant volatility primarily due to the financial performance of its subsidiaries and joint ventures, sales of its ZERUST® products and services into the oil and gas industry, and sales of its Natur-Tec® bioplastics products, which sales fluctuate more on a quarterly basis than the traditional ZERUST® business.

NTIC’s working capital, defined as current assets less current liabilities, was $29,471,339 at February 28, 2021, including $6,788,535 in cash and cash equivalents and $5,913,480 in available for sale securities, compared to $27,104,746 at August 31, 2020, including $6,403,032 in cash and cash equivalents and $5,544,722 in available for sale securities.

On January 15, 2021, the Company announced the reinstatement of its quarterly cash dividend and the Company’s Board of Directors declared a cash dividend of $0.065 per share of NTIC’s common stock, payable on February 17, 2021 to stockholders of record on February 3, 2021.

Results of Operations

The following table sets forth NTIC’s results of operations for the three and six months ended February 28, 2021 and February 29, 2020.

	Three Months Ended
	February 28, 2021	% of Net Sales	February 29, 2020	% of Net Sales	$ Change	% Change
Net sales, excluding joint ventures	$12,255,941	95.9%	$12,988,153	98.1%	$(732,212)	(5.6)%
Net sales, to joint ventures	526,941	4.1%	245,630	1.9%	281,311	114.5%
Cost of goods sold	8,531,679	66.7%	8,687,301	65.6%	(155,622)	(1.8)%
Equity in income from joint ventures	1,920,012	15.0%	1,360,804	10.3%	559,208	41.1%
Fees for services provided to joint ventures	1,462,684	11.4%	1,256,213	9.5%	206,471	16.4%
Selling expenses	2,832,008	22.2%	3,110,240	23.5%	(278,232)	(8.9)%
General and administrative expenses	1,958,974	15.3%	2,345,113	17.7%	(386,139)	(16.5)%
Research and development expenses	$1,075,180	8.4%	$1,006,395	7.6%	$68,785	6.8%

	Six Months Ended
	February 28, 2021	% of Net Sales	February 29, 2020	% of Net Sales	$ Change	% Change
Net sales, excluding joint ventures	$24,454,749	95.7%	$27,033,937	97.0%	$(2,579,188)	(9.5)%
Net sales, to joint ventures	1,107,245	4.3%	831,246	3.0%	275,999	33.2%
Cost of goods sold	16,845,000	65.9%	18,492,385	66.4%	(1,647,385)	(8.9)%
Equity in income from joint ventures	3,745,724	14.7%	2,654,794	9.5%	1,090,930	41.1%
Fees for services provided to joint ventures	2,799,245	11.0%	2,614,538	9.4%	184,707	7.1%
Selling expenses	5,573,776	21.8%	5,997,532	21.5%	(423,756)	(7.1)%
General and administrative expenses	4,052,956	15.9%	4,394,800	15.8%	(341,844)	(7.8)%
Research and development expenses	$2,150,917	8.4%	$1,968,036	7.1%	$182,881	9.3%

Net Sales. NTIC’s consolidated net sales decreased 3.4% and 8.3% to $12,782,882 and $25,561,994 during the three and six months ended February 28, 2021, respectively, compared to the three and six months ended February 29, 2020. NTIC’s consolidated net sales to unaffiliated customers excluding NTIC’s joint ventures decreased 5.6% and 9.5% to $12,255,941 and $24,454,749 during the three and six months ended February 28, 2021, respectively, compared to the same respective periods in fiscal 2020. These decreases were primarily a result of reduced demand globally as a result of the COVID-19 pandemic. NTIC anticipates that the COVID-19 pandemic will continue to adversely affect NTIC’s consolidated net sales, including sales of its ZERUST® products and services and Natur-Tec® products, during the remainder of fiscal 2021 and possibly beyond.

The following table sets forth NTIC’s net sales by product segment for the three and six months ended February 28, 2021 and February 29, 2020 by segment:

	Three Months Ended		Six Months Ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Total ZERUST® sales	$10,284,116	$9,016,222	$20,504,667	$18,965,734
Total Natur-Tec® sales	2,498,766	4,217,561	5,057,327	8,899,449
Total net sales	$12,782,882	$13,233,783	$25,561,994	$27,865,183

During the three and six months ended February 28, 2021, 80.5% and 80.2% of NTIC’s consolidated net sales, respectively, were derived from sales of ZERUST® products and services, which increased 14.1% and 8.1% to $10,248,116 and $20,504,327 during the three and six months ended February 28, 2021, respectively, compared to $9,106,222 and $18,965,734 during the three and six months ended February 29, 2020, respectively. These increases were primarily a result of increased demand in China, partially offset by slightly decreased demand in North America as a result of the COVID-19 pandemic.

The following table sets forth NTIC’s net sales of ZERUST® products for the three and six months ended February 28, 2021 and February 29, 2020:

	Three Months Ended
	February 28, 2021	February 29, 2020	$ Change	% Change
ZERUST® industrial net sales	$9,396,105	$7,703,575	$1,692,530	22.0%
ZERUST® joint venture net sales	526,941	245,629	281,312	114.5%
ZERUST® oil & gas net sales	361,070	1,067,018	(705,948)	(66.2)%
Total ZERUST® net sales	$10,284,116	$9,016,222	$1,267,894	14.1%

	Six Months Ended
	February 28, 2021	February 29, 2020	$ Change	% Change
ZERUST® industrial net sales	$18,473,659	$16,546,627	$1,927,032	11.6%
ZERUST® joint venture net sales	1,107,245	831,245	276,000	33.2%
ZERUST® oil & gas net sales	923,763	1,587,862	(664,099)	(41.8)%
Total ZERUST® net sales	$20,504,667	$18,965,734	$1,538,933	8.1%

NTIC’s total ZERUST® net sales increased during the three and six months ended February 28, 2021, compared to the prior fiscal year periods, primarily due to an overall increased demand for ZERUST® industrial products and services in China, partially offset by decreased demand for ZERUST® oil and gas products and services.

ZERUST® oil and gas net sales decreased 66.2% and 41.8% during the three and six months ended February 28, 2021 compared to the same period last fiscal year primarily as a result of decreased demand and volatility of sales orders. NTIC anticipates that its sales of ZERUST® products and services into the oil and gas industry will continue to remain subject to significant volatility from quarter to quarter as sales are recognized, specifically due to the volatility of oil prices. Demand for oil and gas products around the world depends primarily on market acceptance and the reach of NTIC’s distribution network. Because of the typical size of individual orders and overall size of NTIC’s net sales derived from sales of oil and gas products, the timing of one or more orders can materially affect NTIC’s quarterly sales compared to prior fiscal year quarters.

During the three and six months ended February 28, 2021, 19.5% and 19.8% of NTIC’s consolidated net sales, respectively, were derived from sales of Natur-Tec® products, which decreased 40.8% and 43.2% to $2,498,766 and $5,057,327 during the three and six months ended February 28, 2021, respectively, compared to the three and six months ended February 29, 2020. These decreases were primarily due to a decrease in finished product sales in North America and at NTIC’s majority-owned subsidiary in India, and decreased demand globally as a result of the COVID-19 pandemic. The COVID pandemic has adversely impacted demand from across the apparel industry, as well as many large users of bioplastics, including college campuses, stadiums, arenas, restaurants, and corporate office complexes. NTIC currently expects these customers will be some of the last businesses to re-open, and accordingly, anticipates that the COVID-19 pandemic will continue to significantly adversely affect sales of Natur-Tec® products during the remainder of fiscal 2021 and possibly beyond.

Cost of Goods Sold. Cost of goods sold decreased 1.8% and 8.9% for the three and six months ended February 28, 2021, respectively, compared to the three and six months ended February 29, 2020. Cost of goods sold as a percentage of net sales increased to 66.7% during the three months ended February 28, 2021, compared to 65.6% during the three months ended February 29, 2020, and decreased to 65.9% during the six months ended February 28, 2021, compared to 66.4% during the six months ended February 29, 2020. These changes were due primarily to changes in product mix. Sales from Natur-Tec® products have lower gross margins than NTIC’s traditional ZERUST® industrial products and services or its ZERUST® oil and gas products.

Equity in Income from Joint Ventures. NTIC’s equity in income from joint ventures increased 41.1% to $1,920,012 and 41.1% to $3,745,724 during the three and six months ended February 28, 2021, respectively, compared to $1,360,804 and $2,654,794 during the three and six months ended February 29, 2020, respectively. These increases were primarily a result of increased profitability of the joint ventures, which fluctuates based on net sales, during the respective periods. Of the total equity in income from joint ventures, NTIC had equity in income from joint ventures of $2,143,115 attributable to EXCOR during the six months ended February 28, 2021, compared to $1,710,390 during the six months ended February 29, 2020. NTIC had equity in income of all other joint ventures of $1,602,609 during the six months ended February 28, 2021, compared to $944,404 during the six months ended February 29, 2020.

Fees for Services Provided to Joint Ventures. NTIC recognized fee income for services provided to joint ventures of $1,462,684 and $2,799,245 during the three and six months ended February 28, 2021, respectively, compared to $1,256,213 and $2,614,538 during the three and six months ended February 29, 2020, respectively, representing increases of 16.4% and 7.1%, respectively. Fee income for services provided to joint ventures is traditionally a function of the sales made by NTIC’s joint ventures; however, at various joint ventures, the fee income for services is a fixed amount that does not fluctuate with the increases in sales which was experienced by certain joint ventures during the three and six months ended February 28, 2021. Total net sales of NTIC’s joint ventures increased to $29,058,402 and $55,835,745 during the three and six months ended February 28, 2021, respectively, compared to $24,289,370 and $49,749,664 during the three and six months ended February 29, 2020, respectively, representing increases of 19.6% and 12.2%, respectively. Net sales of NTIC’s joint ventures are not included in NTIC’s consolidated financial statements. Of the total fee income for services provided to joint ventures, fees of $460,744 were attributable to EXCOR during the six months ended February 28, 2021, compared to $420,229 attributable to EXCOR during the six months ended February 29, 2020.

Selling Expenses. NTIC’s selling expenses decreased 8.9% and 7.1% for the three and six months ended February 28, 2021, respectively, compared to the same respective periods in fiscal 2020 due primarily to decreased travel expenses and other expenses due to work from home arrangements necessitated by the COVID-19 pandemic. Selling expenses as a percentage of net sales decreased to 22.2% and increased to 21.8% for the three and six months ended February 28, 2021, respectively, from 23.5% and 21.5% for the three and six months ended February 29, 2020, respectively, primarily due to the fluctuations in net sales and selling expenses, as previously described.

General and Administrative Expenses. NTIC’s general and administrative expenses decreased 16.5% and 7.8% for the three and six months ended February 28, 2021, respectively, compared to the same respective periods in fiscal 2020 primarily due to decreased travel expenses and other expenses due to work from home arrangements necessitated by the COVID-19 pandemic. As a percentage of net sales, general and administrative expenses were 15.3% and 15.9% for the three and six months ended February 28, 2021, respectively, from 17.7% and 15.8% for the same respective periods in fiscal 2020, respectively, primarily due to the decrease in general and administrative expenses, partially offset by the decrease in net sales, as previously described.

Research and Development Expenses. NTIC’s research and development expenses increased 6.8% and 9.3% for the three and six months ended February 28, 2021, respectively, compared to the same respective periods in fiscal 2020 primarily due to increased personnel and development efforts, partially offset by decreased travel expenses due to work from home arrangements necessitated by the COVID-19 pandemic.

Interest Income. NTIC’s interest income decreased to $15,638 and $85,176 during the three and six months ended February 28, 2021, respectively, compared to $55,042 and $104,080 during the three and six months ended February 29, 2020, respectively, primarily due to decreased levels of invested capital and the return achieved on the invested capital.

Interest Expense. NTIC’s interest expense decreased to $5,249 and $7,617 during the three and six months ended February 28, 2021, respectively, compared to $9,377 and $14,821 during the three and six months ended February 29, 2020, respectively.

Income Before Income Tax Expense. NTIC incurred income before income tax expense equal to $1,778,126 and $3,561,873 for the three and six months ended February 28, 2021, respectively, compared to $747,416 and $2,371,021 for the three and six months ended February 29, 2020, respectively.

Income Tax Expense. Income tax expense was $274,660 and $653,250 for the three and six months ended February 28, 2021, respectively, compared to income tax expense of $463,594 and $727,660 during the three and six months ended February 29, 2020, respectively. Income tax expense was calculated based on management’s estimate of NTIC’s annual effective income tax rate.

NTIC considers the earnings of certain foreign joint ventures to be indefinitely invested outside the United States on the bases of estimates that NTIC’s future domestic cash generation will be sufficient to meet future domestic cash needs. As a result, U.S. income and foreign withholding taxes have not been recognized on the cumulative undistributed earnings of $22,625,070 and $21,855,747 at February 28, 2021, and August 31, 2020, respectively. To the extent undistributed earnings of NTIC’s joint ventures are distributed in the future, they are not expected to result in any material additional income tax liability after the application of foreign tax credits.

Net Income Attributable to NTIC. Net income attributable to NTIC increased to $1,312,575, or $0.13 per diluted common share, for the three months ended February 28, 2021, compared to $179,834, or $0.02 per diluted common share, for the three months ended February 29, 2020, an increase of $1,132,741 or $0.11 per diluted common share. Net income attributable to NTIC increased to $2,574,974, or $0.26 per diluted common share, for the six months ended February 28, 2021, compared to $1,392,384, or $0.15 per diluted common share, for the six months ended February 29, 2020, an increase of $1,182,590 or $0.11 per diluted common share. These increases were primarily the result of increased income from joint venture operations and decreased operating expenses during the three and six months ended February 28, 2021 compared to the prior fiscal year periods.

NTIC anticipates that its earnings will continue to be adversely affected by the COVID-19 pandemic in the third quarter of fiscal 2021 and beyond and that its quarterly net income will continue to remain subject to significant volatility primarily due to the financial performance of its subsidiaries and joint ventures, sales of its ZERUST® products and services into the oil and gas industry, and sales of its Natur-Tec® bioplastics products, which fluctuate more on a quarterly basis than the traditional ZERUST® business.

Other Comprehensive Income - Foreign Currency Translations Adjustment. The changes in the foreign currency translations adjustment were due to the fluctuations of the U.S. dollar compared to the Euro and other foreign currencies during the three and six months ended February 28, 2021 compared to the same periods in fiscal 2020.

Liquidity and Capital Resources

Sources of Cash and Working Capital. NTIC’s working capital, defined as current assets less current liabilities, was $29,471,339 at February 28, 2021, including $6,778,535 in cash and cash equivalents and $5,913,480 in available for sale securities, compared to $27,104,746 at August 31, 2020, including $6,403,032 in cash and cash equivalents and $5,544,722 in available for sale securities.

NTIC has a revolving line of credit with PNC Bank of $3,000,000. No amounts were outstanding under the line of credit as of February 28, 2021 or the prior line of credit as of August 31, 2020. Outstanding advances under the line of credit bear interest at (i) (A) a per annum rate equal to the “London Interbank Offered Rate” for a one-month period determined and applied each business day until the next business date, or if greater (B) 0.75%, plus (ii) 3.25%.

The line of credit is governed under a loan agreement. The loan agreement contains standard covenants, including affirmative financial covenants, such as the maintenance of a minimum fixed charge coverage ratio, and negative covenants, which, among other things, limit the incurrence of additional indebtedness, loans and equity investments, disposition of assets, mergers and consolidations and other matters customarily restricted in such agreements. Under the loan agreement, the Company is subject to a minimum fixed charge coverage ratio of 1.10:1.00. As of February 28, 2021, the Company was in compliance with all debt covenants.

On December 21, 2020, the Company and PNC Bank amended the loan agreement relating to the revolving line of credit and amended and restated the promissory note issued by the Company relating to the revolving line of credit. Pursuant to these amendments:

(a)

the rate at which amounts outstanding under the line of credit bear interest was revised to equal (i) (A) a per annum rate equal to the “London Interbank Offered Rate” for a one-month period determined and applied each business day until the next business date, or if greater (B) 75 basis points (0.75%), plus (ii) 325 basis points (3.25%);

(b)

a provision was added that added a mechanism for determining an alternative rate of interest in the event the “London Interbank Offered Rate” is no longer available or in certain other circumstances which are determined to make using an alternative rate desirable;

(c)	the maturity date of the line of credit was extended to January 7, 2022;

(d)

the fixed charge coverage ratio financial covenant was revised to be required to be maintained only as of the end of each fiscal year at a ratio of 1.10:1.0, the same ratio as previously in effect. The definition of “Fixed Charge Coverage Ratio” was amended to delete the effects of changes to paid-in capital on stockholders’ equity and delete references to payments under all capital leases. The related definition of “EBITDA” was amended to delete the effect of non-cash reductions or increases in net income and the related definition of “Current Maturities” was amended to delete the reference to the phrase “as current maturities”; and

(e)	the automatic sweep by PNC Bank of the Company’s checking account and the automatic advance from the line of credit to the Company’s checking account were terminated.

Except as described above, the other material terms of the revolving line of credit and loan agreement with PNC Bank and other related documents were not affected by the foregoing described amendments.

As of February 28, 2021 and August 31, 2020, the Company did not have any letters of credit outstanding with respect to the letter of credit sub-facility available under the revolving line of credit with PNC Bank.

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

Uses of Cash and Cash Flows. Net cash provided by operating activities during the six months ended February 28, 2021 was $1,959,249, which resulted principally from NTIC’s net income, dividends received from joint ventures, stock based compensation, depreciation, amortization, and an increase in accounts payable and accrued liabilities, partially offset by NTIC’s equity in income from joint ventures, an increase in accounts receivable, inventories and a decrease in prepaid expenses and other. Net cash provided by operating activities during the six months ended February 29, 2020 was $4,207,710, which resulted principally from NTIC’s net income, dividends received from joint ventures, stock based compensation, depreciation, amortization, and an increase in accounts payable and accounts receivable, partially offset by NTIC’s equity in income from joint ventures, an increase in inventories and a decrease in accrued liabilities.

NTIC’s cash flows from operations are impacted by significant changes in certain components of NTIC’s working capital, including inventory turnover and changes in receivables and payables. NTIC considers internal and external factors when assessing the use of its available working capital, specifically when determining inventory levels and credit terms of customers. Key internal factors include existing inventory levels, stock reorder points, customer forecasts and customer requested payment terms. Key external factors include the availability of primary raw materials and sub-contractor production lead times. NTIC’s typical contractual terms for trade receivables, excluding joint ventures, are 30 days and 90 days for trade receivables from its joint ventures. Before extending unsecured credit to customers, excluding NTIC’s joint ventures, NTIC reviews customers’ credit histories and will establish an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers and other information. Accounts receivable over 30 days are considered past due for most customers. NTIC does not accrue interest on past due accounts receivable. If accounts receivables in excess of the provided allowance are determined uncollectible, they are charged to selling expense in the period that the determination is made. Accounts receivable are deemed uncollectible based on NTIC exhausting reasonable efforts to collect. NTIC’s typical contractual terms for receivables for services provided to its joint ventures are 90 days. NTIC records receivables for services provided to its joint ventures on an accrual basis, unless circumstances exist that make the collection of the balance uncertain, in which case the fee income will be recorded on a cash basis until there is consistency in payments. This determination is handled on a case-by-case basis.

NTIC experienced an increase in trade receivables as of February 28, 2021, compared to August 31, 2020. Trade receivables, excluding joint ventures, as of February 28, 2021, increased $2,214,323 compared to August 31, 2020, primarily related to the timing of collections and the increase in sales.

Outstanding trade receivables, excluding joint ventures balances as of February 28, 2021 increased 10 days to an average of 75 days from balances outstanding from these customers as of August 31, 2020.

Outstanding trade receivables from joint ventures as of February 28, 2021 decreased $27,879 compared to August 31, 2020, primarily due to the timing of payments. Outstanding balances from trade receivables from joint ventures decreased an average of 11 days to an average of 77 days from balances outstanding from these customers compared to August 31, 2020. The average days outstanding of trade receivables from joint ventures as of February 28, 2021 were primarily due to the receivables balances at NTIC’s joint ventures in the United States, Thailand and India.

Outstanding receivables for services provided to joint ventures as of February 29, 2021 increased $388,590 compared to August 31, 2020, and the average days to pay increased an average of 5 days to an average of 81 days compared to August 31, 2020.

Net cash used in investing activities for the six months ended February 28, 2021 was $910,550, which was primarily the result of purchase of available for sale securities, additions to property and equipment, and additions to patents, partially offset by the proceeds from the sales of available for sale securities. Net cash used in investing activities for the six months ended February 29, 2020 was $3,289,108, which was primarily the result of purchases of the sale of available for sale securities, additions to property and equipment, and additions to patents, partially offset by the proceeds from available for sale securities.

Net cash used in financing activities for the six months ended February 28, 2021 was $755,610, which resulted from dividends paid on NTIC common stock and dividends received by non-controlling interest, partially offset by proceeds from NTIC’s employee stock purchase plan. Net cash used in financing activities for the six months ended February 29, 2020 was $1,146,591, which resulted from dividends paid on NTIC common stock, partially offset by proceeds from NTIC’s employee stock purchase plan.

Share Repurchase Plan. On January 15, 2015, NTIC’s Board of Directors authorized the repurchase of up to $3,000,000 in shares of NTIC common stock through open market purchases or unsolicited or solicited privately negotiated transactions. This program has no expiration date but may be terminated by NTIC’s Board of Directors at any time. No repurchases occurred during the six months ended February 28, 2021. As of February 28, 2021, up to $2,640,548 in shares of NTIC common stock remained available for repurchase under NTIC’s stock repurchase program.

Cash Dividends. On January 15, 2021, the Company’s Board of Directors declared a cash dividend of $0.065 per share of NTIC’s common stock, payable on February 17, 2021 to stockholders of record on February 3, 2021. On April 23, 2020, the Company announced the temporary suspension of its quarterly cash dividend pending clarity on the financial impact of COVID-19 on the Company. Therefore, the Company did not declare a cash dividend during the three months ended November 30, 2020. During fiscal 2020, and prior to the temporary suspension of the quarterly cash dividend, the Company’s Board of Directors declared two quarterly cash dividends of $0.065 per share each. The declaration of future dividends is not guaranteed and will be determined by NTIC’s Board of Directors in light of conditions then existing, including NTIC’s earnings, financial condition, cash requirements, restrictions in financing agreements, business conditions, and other factors, including without limitation the effect of COVID-19 on its business, operating results and financial condition.

Capital Expenditures and Commitments. NTIC spent $466,572 on capital expenditures during the six months ended February 29, 2021, which related primarily to the purchase of new equipment and facility improvements. NTIC expects to spend an aggregate of approximately $800,000 to $1,000,000 on capital expenditures during fiscal 2021, which it expects will relate primarily to the purchase of new equipment.

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

Any outstanding advances under NTIC’s $3,000,000 amended and restated revolving line of credit with PNC Bank bear interest at an annual rate based on LIBOR plus 3.25% for the applicable LIBOR interest period selected by the Company with a minimum rate of 0.75%. As of February 29, 2021, NTIC had no borrowings under the prior line of credit that existed as of that date.

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

Any outstanding advances under NTIC’s $3,000,000 amended and restated revolving line of credit with PNC Bank bear interest at an annual rate based on LIBOR plus 3.25% for the applicable LIBOR interest period selected by the Company with a minimum rate of 0.75%. As of February 28, 2021, NTIC had no borrowings under the prior line of credit that existed as of that date.

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

Changes in Internal Control over Financial Reporting

There was no change in NTIC’s internal control over financial reporting that occurred during the quarter ended February 28, 2021 that has materially affected or is reasonably likely to materially affect NTIC’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 12 to NTIC’s consolidated financial statements in Part I. Item 1. Financial Statements of this report.

ITEM 1A.	RISK FACTORS

This Item 1A. is inapplicable to NTIC as a smaller reporting company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Equity Securities

During the three months ended February 28, 2021, NTIC did not issue any shares of its common stock or other equity securities of NTIC that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

The following table shows NTIC’s second quarter of fiscal 2021 stock repurchase activity.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
December 1, 2020, through December 31, 2020	0	$0	0	(1)
January 1, 2021, through January 31, 2021	0	$0	0	(1)
February 1, 2021, through February 28, 2021	0	$0	0	(1)
Total	0	$0	0	(1)(2)

______________________

(1)

On January 15, 2015, NTIC’s Board of Directors authorized the repurchase of up to $3,000,000 in shares of NTIC common stock through open market purchases or unsolicited or solicited privately negotiated transactions. This program has no expiration date but may be terminated by NTIC’s Board of Directors at any time.

(2)	As of February 28, 2021, up to $2,640,548 in shares of NTIC common stock remained available for repurchase under NTIC’s stock repurchase program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

The following exhibits are being filed or furnished with this quarterly report on Form 10-Q:

Exhibit No.	Description	Method of Filing

10.1	Northern Technologies International Corporation Amended and Restated 2019 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 15, 2021 (File No. 001-11038)

10.2	Amendment to Loan Documents dated as of December 21, 2020 by and between Northern Technologies International Corporation and PNC Bank, National Association	Incorporated by reference to Exhibit 10.1 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 29, 2020 (File No. 001-11038)

10.3	Amended and Restated Revolving Line of Credit Note dated as of December 21, 2020 issued by Northern Technologies International Corporation to PNC Bank, National Association	Incorporated by reference to Exhibit 10.1 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 29, 2020 (File No. 001-11038)

31.1	Certification of President and Chief Executive Officer pursuant to SEC Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101

The following materials from NTIC’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2021, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Comprehensive Income, (iv) the unaudited Consolidated Statements of Equity, (v) the unaudited Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

/s/ Matthew C. Wolsfeld
Date: April 9, 2021	Matthew C. Wolsfeld, CPA
Chief Financial Officer
(Principal Financial and Accounting Officer and
Duly Authorized to Sign on Behalf of the Registrant)