Form 10-Q
period 2021-05-31
NORTHERN TECHNOLOGIES INTERNATIONAL CORP
filed 2021-07-09
CIK 875582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2021

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

As of July 9, 2021, there were 9,109,861 shares of common stock of the registrant outstanding.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

FORM 10-Q

May 31, 2021

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

PART I - FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AS OF MAY 31, 2021 (UNAUDITED)

AND AUGUST 31, 2020 (AUDITED)

	May 31, 2021	August 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,880,923	$6,403,032
Available for sale securities	5,125,052	5,544,722
Receivables:
Trade, excluding joint ventures, less allowance for doubtful accounts of $120,000 at May 31, 2021 and $90,000 at August 31, 2020	11,165,605	8,072,212
Trade, joint ventures	1,040,049	475,900
Fees for services provided to joint ventures	1,427,240	927,286
Income taxes	247,895	19,907
Inventories	11,306,598	10,961,796
Prepaid expenses	1,035,046	797,495
Total current assets	37,228,408	33,202,350

PROPERTY AND EQUIPMENT, NET	7,177,012	7,110,789

OTHER ASSETS:
Investments in joint ventures	26,937,857	24,090,826
Deferred income taxes	223,739	209,729
Patents and trademarks, net	746,305	802,006
Operating lease right of use asset	486,854	658,788
Total other assets	28,394,755	25,761,349
Total assets	$72,800,175	$66,074,488

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,103,932	$3,205,241
Income taxes payable	166,574	310,922
Accrued liabilities:
Payroll and related benefits	2,295,421	1,314,978
Other	873,280	880,118
Current portion of operating lease	113,688	386,345
Total current liabilities	7,552,895	6,097,604
LONG-TERM LIABILITIES:
Operating lease, less current portion	373,166	272,443
Total long-term liabilities	373,166	272,443

COMMITMENTS AND CONTINGENCIES (Note 12)

EQUITY:
Preferred stock, no par value; authorized 10,000 shares; none issued and outstanding	—	—
Common stock, $0.02 par value per share; authorized 15,000,000 shares as of May 31, 2021 and August 31, 2020; issued and outstanding 9,109,861 and 9,099,990, respectively	182,197	182,000
Additional paid-in capital	17,992,518	17,415,043
Retained earnings	45,917,757	42,472,810
Accumulated other comprehensive loss	(2,717,935)	(3,410,438)
Stockholders’ equity	61,374,537	56,659,415
Non-controlling interests	3,499,577	3,045,026
Total equity	64,874,114	59,704,441
Total liabilities and equity	$72,800,175	$66,074,488

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2021 AND 2020

	Three Months Ended May 31,		Nine Months Ended May 31,
	2021	2020	2021	2020
NET SALES:
Net sales, excluding joint ventures	$14,164,604	$9,071,072	$38,619,353	$36,105,009
Net sales, to joint ventures	1,253,920	673,751	2,361,165	1,504,997
Total net sales	15,418,524	9,744,823	40,980,518	37,610,006
Cost of goods sold	10,152,582	6,499,102	26,997,582	24,991,487
Gross profit	5,265,942	3,245,721	13,982,936	12,618,519

JOINT VENTURE OPERATIONS:
Equity in income from joint ventures	2,033,536	811,787	5,779,260	3,466,581
Fees for services provided to joint ventures	1,589,621	876,706	4,388,866	3,491,244
Total joint venture operations	3,623,157	1,688,493	10,168,126	6,957,825

OPERATING EXPENSES:
Selling expenses	3,171,657	2,487,396	8,745,433	8,484,928
General and administrative expenses	2,072,195	2,213,552	6,125,151	6,608,352
Research and development expenses	1,066,493	950,127	3,217,410	2,918,163
Total operating expenses	6,310,345	5,651,075	18,087,994	18,011,443

OPERATING INCOME (LOSS)	2,578,754	(716,861)	6,063,068	1,564,901

INTEREST INCOME (EXPENSE)	7,632	(73,378)	85,191	15,881

INCOME (LOSS) BEFORE INCOME TAX EXPENSE	2,586,386	(790,239)	6,148,259	1,580,782

INCOME TAX EXPENSE	276,338	142,285	929,588	869,945

NET INCOME (LOSS)	2,310,048	(932,524)	5,218,671	710,837

NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	256,132	32,697	589,781	283,674

NET INCOME (LOSS) ATTRIBUTABLE TO NTIC	$2,053,916	$(965,221)	$4,628,890	$427,163

NET INCOME (LOSS) ATTRIBUTABLE TO NTIC PER COMMON SHARE:
Basic	$0.23	$(0.11)	$0.51	$0.05
Diluted	$0.21	$(0.11)	$0.47	$0.05

WEIGHTED AVERAGE COMMON SHARES ASSUMED OUTSTANDING:
Basic	9,109,861	9,099,990	9,107,243	9,096,981
Diluted	9,972,000	9,099,990	9,829,052	9,312,914
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.065	$0.00	$0.13	$0.13

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2021 AND 2020

	Three Months Ended May 31,		Nine Months Ended May 31,
	2021	2020	2021	2020
NET INCOME (LOSS)	$2,310,048	$(932,524)	$5,218,671	$710,837
OTHER COMPREHENSIVE INCOME (LOSS) –FOREIGN CURRENCY TRANSLATION ADJUSTMENT	262,267	(281,177)	757,273	(313,844)
COMPREHENSIVE INCOME (LOSS)	2,572,315	(1,213,701)	5,975,944	396,993
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NON- CONTROLLING INTERESTS	266,771	(21,492)	654,551	205,989
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NTIC	$2,305,544	$(1,192,209)	$5,321,393	$191,004

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2021 AND 2020

	STOCKHOLDERS’ EQUITY – THREE MONTHS ENDED MAY 31, 2021 AND 2020
					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	Controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Equity

BALANCE AT FEBRUARY 28, 2021	9,104,636	$182,093	$17,793,646	$44,455,982	$(2,969,563)	$3,232,806	$62,694,964
Stock issued for employee stock purchase plan	5,225	104	38,038	—	—	—	38,142
Stock option expense	—	—	160,834	—	—	—	160,834
Dividends paid to shareholders	—	—	—	(592,141)	—	—	(592,141)
Net income	—	—	—	2,053,916	—	256,132	2,310,048
Other comprehensive gain	—	—	—	—	251,628	10,639	262,267
BALANCE AT MAY 31, 2021	9,109,861	$182,197	$17,992,518	$45,917,757	$(2,717,935)	$3,499,577	$64,874,114

BALANCE AT FEBRUARY 28, 2020	9,097,236	$181,945	$16,707,207	$45,202,903	$(4,602,349)	$3,302,160	$60,791,866
Stock issued for employee stock purchase plan	2,754	55	28,532	—	—	—	28,587
Stock option expense	—	—	339,652	—	—	—	339,652
Dividend received by non-controlling interest	—	—	—	—	—	(200,000)	(200,000)
Net (loss) income	—	—	—	(965,221)	—	32,697	(932,524)
Other comprehensive loss	—	—	—	—	(226,988)	(54,189)	(281,177)
BALANCE AT MAY 31, 2020	9,099,990	$182,000	$17,075,391	$44,237,682	$(4,829,337)	$3,080,668	$59,746,404

	STOCKHOLDERS’ EQUITY – NINE MONTHS ENDED MAY 31, 2021 AND 2020
					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	Controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Equity

BALANCE AT AUGUST 31, 2020	9,099,990	$182,000	$17,415,043	$42,472,810	$(3,410,438)	$3,045,026	$59,704,441
Stock issued for employee stock purchase plan	9,871	197	74,137	—	—	—	74,334
Stock option expense	—	—	503,338	—	—	—	503,338
Dividends paid to stockholders	—	—	—	(1,183,943)	—	—	(1,183,943)
Dividend received by non-controlling interest	—	—	—	—	—	(200,000)	(200,000)
Net income	—	—	—	4,628,890	—	589,781	5,218,671
Other comprehensive income	—	—	—	—	692,503	64,770	757,273
BALANCE AT MAY 31, 2021	9,109,861	$182,197	$17,992,518	$45,917,757	$(2,717,935)	$3,499,577	$64,874,114

BALANCE AT AUGUST 31, 2019	9,086,816	$181,736	$16,013,338	$44,992,719	$(4,593,178)	$3,074,679	$59,669,294
Stock options exercised	6,823	137	(137)	—	—	—	—
Stock issued for employee stock purchase plan	6,351	127	64,068	—	—	—	64,195
Stock option expense	—	—	998,122	—	—	—	998,122
Dividends paid to stockholders	—	—	—	(1,182,200)	—	—	(1,182,200)
Dividend received by non-controlling interest	—	—	—	—	—	(200,000)	(200,000)
Net income	—	—	—	427,163	—	283,674	710,837
Other comprehensive loss	—	—	—	—	(236,159)	(77,685)	(313,844)
BALANCE AT MAY 31, 2020	9,099,990	$182,000	$17,075,391	$44,237,682	$(4,829,337)	$3,080,668	$59,746,404

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED MAY 31, 2021 AND 2020

	Nine Months Ended May 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,218,671	$710,837
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	503,338	998,122
Allowance for doubtful accounts	30,000	—
Depreciation expense	681,484	637,030
Amortization expense	151,710	175,465
Loss on disposal of property and equipment and patents	—	173,809
Equity in income from joint ventures	(5,779,260)	(3,466,581)
Dividends received from joint ventures	3,505,455	5,648,153
Deferred income taxes	(8,526)	109,646
Changes in current assets and liabilities:
Receivables:
Trade, excluding joint ventures	(2,904,707)	2,065,641
Trade, joint ventures	(564,149)	(32,904)
Fees for services provided to joint ventures	(499,954)	391,880
Income taxes	(223,024)	174,623
Inventories	(177,927)	(1,729,133)
Prepaid expenses and other	(223,457)	368,769
Accounts payable	703,100	(882,962)
Income tax payable	(162,615)	40,983
Accrued liabilities	803,555	(2,370,845)
Net cash provided by operating activities	1,053,695	3,012,533

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of property and equipment	—	2,190
Purchase of available for sale securities	(800,000)	(4,000,000)
Proceeds from the sale of available for sale securities	1,219,670	2,114,565
Purchases of property and equipment	(723,441)	(375,087)
Investments in patents	(96,009)	(79,139)
Net cash used in investing activities	(399,780)	(2,337,471)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividend received by non-controlling interest	(200,000)	(200,000)
Dividends paid on NTIC common stock	(1,183,943)	(1,182,200)
Proceeds from employee stock purchase plan	74,334	64,195
Net cash used in financing activities	(1,309,609)	(1,318,005)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	133,585	(163,093)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(522,109)	(806,036)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,403,032	5,856,758

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,880,923	$5,050,722

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.         INTERIM FINANCIAL INFORMATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all necessary adjustments, which are of a normal recurring nature, and present fairly the consolidated financial position of Northern Technologies International Corporation and its subsidiaries (the Company) as of May 31, 2021 and August 31, 2020, the results of the Company’s operations for the three and nine months ended May 31, 2021 and 2020, the changes in stockholders’ equity for the three and nine months ended May 31, 2021 and 2020, and the Company’s cash flows for the nine months ended May 31, 2021 and 2020, in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).

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

Operating results for the three and nine months ended May 31, 2021 are not necessarily indicative of the results that may be expected for the full fiscal year ending August 31, 2021.

The Company evaluates events occurring after the date of the consolidated financial statements requiring recording or disclosure in the consolidated financial statements.

Impact of COVID-19 Pandemic

In March 2020, the World Health Organization declared the novel coronavirus (COVID-19) outbreak a global pandemic. As a result of the COVID-19 pandemic and related government mandated restrictions on the Company’s business as well as the businesses of its joint ventures, customers and suppliers, disruption to the Company’s business and the manufacture and sale of its products and services has occurred in the first nine months of fiscal 2021 and is expected to continue during the remainder of fiscal 2021 and possibly beyond.

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

3.         INVENTORIES

Inventories consisted of the following:

	May 31, 2021	August 31, 2020
Production materials	$4,574,380	$3,866,791
Finished goods	6,732,218	7,095,005
	$11,306,598	$10,961,796

4.         PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	May 31, 2021	August 31, 2020
Land	$310,365	$310,365
Buildings and improvements	8,516,604	8,167,783
Machinery and equipment	5,242,174	4,940,912
	14,069,143	13,419,060
Less accumulated depreciation	(6,892,131)	(6,308,271)
	$7,177,012	$7,110,789

5.         PATENTS AND TRADEMARKS, NET

Patents and trademarks, net consisted of the following:

	May 31, 2021	August 31, 2020
Patents and trademarks	$3,003,862	$2,907,852
Less accumulated amortization	(2,257,557)	(2,105,846)
	$746,305	$802,006

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

Financial information from the audited and unaudited financial statements of the Company’s joint venture in Germany, Excor Korrosionsschutz – Technologien und Produkte GmbH (EXCOR), and all the Company’s other joint ventures are summarized as follows:

	As of May 31, 2021
	Total	EXCOR	All Other
Current assets	$68,123,606	$30,658,702	$37,464,904
Total assets	72,216,965	33,027,046	39,189,919
Current liabilities	16,369,403	3,570,261	12,799,142
Noncurrent liabilities	1,225,790	—	1,225,790
Joint ventures’ equity	54,621,772	29,456,785	25,164,987
Northern Technologies International Corporation’s share of joint ventures’ equity	26,937,857	14,728,395	12,209,462
Northern Technologies International Corporation’s share of joint ventures’ undistributed earnings	24,702,778	14,697,490	10,005,288

	Three Months Ended May 31, 2021
	Total	EXCOR	All Other
Net sales	$31,959,539	$12,103,263	$19,856,276
Gross profit	14,280,775	6,863,786	7,416,989
Net income	4,051,518	2,068,326	1,983,192
Northern Technologies International Corporation’s share of equity in income from joint ventures	2,033,536	1,039,576	993,960
Northern Technologies International Corporation’s dividends received from joint ventures	181,952	—	181,952

	Nine Months Ended May 31, 2021
	Total	EXCOR	All Other
Net sales	$87,795,284	$32,196,843	$55,598,441
Gross profit	39,802,014	18,661,980	21,140,034
Net income	11,540,949	6,351,721	5,189,228
Northern Technologies International Corporation’s share of equity in income from joint ventures	5,779,260	3,182,691	2,596,569
Northern Technologies International Corporation’s dividends received from joint ventures	3,505,455	1,809,900	1,695,555

	As of August 31, 2020
	Total	EXCOR	All Other
Current assets	$55,825,418	$25,742,619	$30,082,799
Total assets	60,295,587	28,449,772	31,845,815
Current liabilities	11,002,867	2,424,565	8,578,302
Noncurrent liabilities	365,274	—	365,274
Joint ventures’ equity	48,927,446	26,025,207	22,902,239
Northern Technologies International Corporation’s share of joint ventures’ equity	24,090,826	13,012,606	11,078,220
Northern Technologies International Corporation’s share of joint ventures’ undistributed earnings	21,855,747	12,981,701	8,874,046

	Three Months Ended May 31, 2020
	Total	EXCOR	All Other
Net sales	$18,782,233	$7,753,631	$11,028,602
Gross profit	8,647,784	4,478,739	4,169,045
Net income	1,610,524	1,071,899	538,625
Northern Technologies International Corporation’s share of equity in income from joint ventures	811,787	536,540	275,247
Northern Technologies International Corporation’s dividends received from joint ventures	89,227	—	89,227

	Nine Months Ended May 31, 2020
	Total	EXCOR	All Other
Net sales	$68,531,897	$26,102,046	$42,429,851
Gross profit	31,107,491	15,066,309	16,041,182
Net income	6,920,047	4,492,254	2,427,793
Northern Technologies International Corporation’s share of equity in income from joint ventures	3,466,581	2,246,930	1,219,651
Northern Technologies International Corporation’s dividends received from joint ventures	5,648,153	4,675,850	972,303

7.         CORPORATE DEBT

The Company has a revolving line of credit with PNC Bank, National Association (PNC Bank) of $3,000,000. No amounts were outstanding under the line of credit as of May 31, 2021 or the prior line of credit as of August 31, 2020. Outstanding advances under the line of credit bear interest at (i) (A) a per annum rate equal to the “London Interbank Offered Rate” for a one month period determined and applied each business day until the next business date, or if greater (B) 0.75%, plus (ii) 3.25%. The maturity date of the line of credit was extended to January 7, 2022.

As of May 31, 2021 and August 31, 2020, the Company did not have any letters of credit outstanding with respect to the letter of credit sub-facility available under the revolving line of credit with PNC Bank. As of May 31, 2021 and August 31, 2020, the Company had $104,363 of letters of credit with JP Morgan Chase Bank that are performance based and set to expire in 2021 and 2022.

8.         STOCKHOLDERS’ EQUITY

On April 23, 2020, the Company announced the temporary suspension of its quarterly cash dividend pending clarity on the financial impact of COVID-19 on the Company. On January 15, 2021, the Company announced the reinstatement of its quarterly cash dividend. During the nine months ended May 31, 2021, the Company’s Board of Directors declared cash dividends on the following dates in the following amounts to holders of record of the Company’s common stock as of the following record dates:

Declaration Date	Amount	Record Date	Payable Date
January 15, 2021	$0.065	February 3, 2021	February 17, 2021
April 23, 2021	$0.065	May 5, 2021	May 19, 2021

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

During the nine months ended May 31, 2021 and 2020, the Company repurchased no shares of its common stock.

The Company issued 4,646 and 3,597 shares of common stock on September 1, 2020 and 2019, respectively, under the Northern Technologies International Corporation Employee Stock Purchase Plan (the ESPP). The Company issued 5,225 and 2,754 shares of common stock on March 1, 2021 and 2020, respectively, under the ESPP. The ESPP is compensatory for financial reporting purposes. As of May 31, 2021, 74,822 shares of common stock remained available for sale under the ESPP.

9.         NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share assumes the exercise of stock options using the treasury stock method, if dilutive. There was no dilution for the three months ended May 31, 2020 due to the loss position of the Company. 71,273 shares were excluded from the computation for the three months ended May 31, 2020.

The following is a reconciliation of the net income (loss) per share computation for the three and nine months ended May 31, 2021 and 2020:

	Three Months Ended May 31,		Nine Months Ended May 31,
Numerator:	2021	2020	2021	2020
Net income (loss) attributable to NTIC	$2,053,916	$(965,221)	$4,628,890	$427,163
Denominator:
Basic – weighted shares outstanding	9,109,861	9,099,990	9,107,243	9,096,981
Weighted shares assumed upon exercise of stock options	862,139	—	721,809	215,933
Diluted – weighted shares outstanding	9,972,000	9,099,990	9,829,052	9,312,914
Basic net income (loss) per share:	$0.23	$(0.11)	$0.51	$0.05
Diluted net income (loss) per share:	$0.21	$(0.11)	$0.47	$0.05

The dilutive impact summarized above relates to the periods when the average market price of the Company’s common stock exceeded the exercise price of the potentially dilutive option securities granted. Net income per common share was based on the weighted average number of common shares outstanding during the periods when computing basic net income per share. When dilutive, stock options are included as equivalents using the treasury stock market method when computing the diluted net income per share. Excluded from the computation of diluted net income per share for the three and nine months ended May 31, 2021 were options outstanding to purchase 136,221 shares of common stock. Excluded from the computation of diluted net income per share for the nine months ended May 31, 2020 were options outstanding to purchase 633,176 shares of common stock.

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

The 2019 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, stock unit awards, performance awards, and stock bonuses to eligible recipients to enable the Company and its subsidiaries to attract and retain qualified individuals through opportunities for equity participation in the Company and to reward those individuals who contribute to the achievement of the Company’s economic objectives. On January 15, 2021, the Company’s stockholders approved certain amendments to the 2019 Plan, including an increase in the number of shares of common stock available for issuance under the plan by an additional 800,000 shares. Subject to adjustment as provided in the 2019 Plan, up to a maximum of 1,600,000 shares of the Company’s common stock are issuable under the 2019 Plan. Options granted generally have a term of ten years and become exercisable over a one- or three-year period beginning on the one-year anniversary of the date of grant. Options are granted at per share exercise prices equal to the market value of the Company’s common stock on the date of grant. The Company issues new shares upon the exercise of options. As of May 31, 2021, options to purchase an aggregate of 720,644 shares of the Company’s common stock were outstanding under the 2019 Plan and 879,356 shares of the Company’s common stock remain available for grant under the 2019 Plan. As of May 31, 2021, options to purchase an aggregate of 783,652 shares of the Company’s common stock were outstanding under the 2007 Plan.

The Company granted options to purchase an aggregate of 419,874 and 300,770 shares of its common stock during the nine months ended May 31, 2021 and 2020, respectively. The fair value of option grants is determined at the date of grant using the Black-Scholes option pricing model with the assumptions listed below.  The Company recognized compensation expense of $503,339 and $998,122 during the nine months ended May 31, 2021 and 2020, respectively, related to the options that vested during such time period. As of May 31, 2021, the total compensation cost for non-vested options not yet recognized in the Company’s consolidated statements of operations was $827,502. Stock-based compensation expense of $160,835 is expected through the remainder of fiscal year 2021, and $333,333 and $333,334 is expected to be recognized during fiscal 2022 and 2023, respectively, based on outstanding options as of May 31, 2021. Future option grants will impact the compensation expense recognized. Stock-based compensation expense is included in general and administrative expense on the consolidated statements of operations.

The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model with the following assumptions and results for the grants:

	Nine Months Ended May 31,
	2021	2020
Dividend yield	2.37%	2.15%
Expected volatility	45.6%	45.1%
Expected life of option (in years)	10	10
Average risk-free interest rate	0.28%	1.57%

The weighted average per share fair value of options granted during the nine months ended May 31, 2021 and 2020 was $3.12 and $4.30, respectively. The weighted average remaining contractual life of the options outstanding as of May 31, 2021 and 2020 was 6.40 years and 6.27 years, respectively.

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

The following table sets forth the Company’s net sales for the three and nine months ended May 31, 2021 and 2020 by segment:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2021	2020	2021	2020
ZERUST® net sales	$12,378,215	$7,356,781	$32,882,882	$26,322,515
Natur-Tec® net sales	3,040,309	2,388,042	8,097,636	11,287,491
Total net sales	$15,418,524	$9,744,823	$40,980,518	$37,610,006

The following table sets forth the Company’s cost of goods sold for the three and nine months ended May 31, 2021 and 2020 by segment:

	Three Months Ended May 31,				Nine Months Ended May 31,
	2021	% of Segment Sales*	2020	% of Segment Sales*	2021	% of Segment Sales*	2020	% of Segment Sales*
Direct cost of goods sold
ZERUST®	$7,091,220	57.3%	$4,011,244	54.5%	$18,928,272	57.6%	$14,193,113	53.9%
Natur-Tec®	2,251,996	74.1%	1,842,539	77.2%	5,703,807	70.4%	8,733,016	77.4%
Indirect cost of goods sold	809,366	—	645,319	—	2,365,503	—	2,065,358	—
Total net cost of goods sold	$10,152,582		$6,499,102		$26,997,582		$24,991,487

______________________________

*	The percent of segment sales is calculated by dividing the direct cost of goods sold for each individual segment category by the net sales for each segment category.

The Company utilizes product net sales and direct and indirect cost of goods sold for each product in reviewing the financial performance of a product type. Further allocation of Company expenses or assets, aside from amounts presented in the tables above, is not utilized in evaluating product performance, nor does such allocation occur for internal financial reporting.

Geographic Information

Net sales by geographic location for the three and nine months ended May 31, 2021 and 2020 were as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2021	2020	2021	2020
Inside the U.S.A. to unaffiliated customers	$6,717,886	$4,051,709	$16,198,372	$16,558,301
Outside the U.S.A. to:
Joint ventures in which the Company is a shareholder directly and indirectly	1,253,919	673,751	2,361,165	1,504,997
Unaffiliated customers	7,446,719	5,019,363	22,420,981	19,546,708
	$15,418,524	$9,744,823	$40,980,518	$37,610,006

Net sales by geographic location are based on the location of the customer.

Fees for services provided to joint ventures by geographic location as a percentage of total fees for services provided to joint ventures during the three and nine months ended May 31, 2021 and 2020 were as follows:

	Three Months Ended May 31,
	2021	% of Total Fees for Services Provided to Joint Ventures	2020	% of Total Fees for Services Provided to Joint Ventures
Germany	$232,026	14.6%	$199,877	22.8%
Poland	226,174	14.2%	75,118	8.6%
Japan	200,270	12.6%	139,268	15.9%
Sweden	127,710	8.0%	51,767	5.9%
France	119,172	7.5%	61,716	7.0%
Thailand	108,842	6.9%	67,919	7.7%
India	107,021	6.7%	24,842	2.8%
Czech Republic	109,680	6.9%	46,709	5.3%
United Kingdom	113,886	7.2%	52,484	6.0%
South Korea	78,507	4.9%	54,951	6.3%
Finland	75,577	4.8%	52,870	6.0%
Other	90,756	5.7%	49,185	5.6%
	$1,589,621	100.0%	$876,706	100.0%

	Nine Months Ended May 31,
	2021	% of Total Fees for Services Provided to Joint Ventures	2020	% of Total Fees for Services Provided to Joint Ventures
Germany	$692,770	15.8%	$620,106	17.8%
Poland	626,527	14.3%	441,011	12.6%
Japan	561,725	12.8%	453,347	13.0%
Sweden	365,095	8.3%	259,671	7.4%
France	322,717	7.4%	241,056	6.9%
Thailand	306,151	7.0%	261,132	7.5%
India	290,713	6.6%	187,826	5.4%
Czech Republic	268,571	6.1%	215,923	6.2%
United Kingdom	247,560	5.6%	202,241	5.8%
South Korea	241,805	5.5%	206,272	5.9%
Finland	223,356	5.1%	194,813	5.6%
Other	241,876	5.5%	207,846	6.0%
	$4,388,866	100.0%	$3,491,244	100.0%

The geographical distribution of total property and equipment and net sales is as follows:

	At May 31, 2021	At August 31, 2020
China	$384,523	$376,088
Other	421,662	172,833
United States	6,370,827	6,561,868
Total property and equipment	$7,177,012	$7,110,789

	Three Months Ended May 31,		Nine Months Ended May 31,
	2021	2020	2021	2020
China	$4,037,493	$3,089,135	13,025,127	$9,975,091
Brazil	1,237,586	365,222	2,756,008	2,080,418
India	1,540,734	631,551	4,036,208	4,727,325
Other	1,884,825	1,607,206	4,964,803	4,268,871
United States	6,717,886	4,051,709	16,198,372	16,558,301
Total net sales	$15,418,524	$9,744,823	$40,980,518	$37,610,006

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

12.         COMMITMENTS AND CONTINGENCIES

Annual Bonus Plan

On August 27, 2020, the Compensation Committee of the Board of Directors of the Company approved the material terms of an annual bonus plan for the Company’s executive officers as well as certain officers and employees for the fiscal year ending August 31, 2021. For fiscal 2021, as in past years, the total amount available under the bonus plan for all plan participants, including executive officers, is dependent upon the Company’s earnings before interest, taxes, and other income (EBITOI), as adjusted to take into account amounts to be paid under the bonus plan and certain other adjustments (Adjusted EBITOI). Each plan participant’s percentage of the overall bonus pool is based upon the number of plan participants, the individual’s annual base salary, and the individual’s position and level of responsibility within the Company. In the case of each of the Company’s executive officer participants, 75% of the amount of their individual bonus payout will be determined based upon the Company’s actual EBITOI for fiscal 2021 compared to a pre-established target EBITOI for fiscal 2021, and 25% of the payout will be determined based upon such executive officer’s achievement of certain pre-established individual performance objectives. The payment of bonuses under the plan is discretionary, and bonuses may be paid to executive officer participants in both cash and shares of NTIC common stock, the exact amount and percentages of which are determined by the Company’s Board of Directors, upon recommendation of the Compensation Committee, after the completion of the Company’s consolidated financial statements for fiscal 2021. There was $1,766,667 recognized for management bonuses for the nine months ended May 31, 2021, compared to $1,200,000 recognized for management bonuses for the nine months ended May 31, 2020.

Concentrations

Three joint ventures (consisting of the Company’s joint ventures in India, South Korea and Thailand) accounted for 73.7% of the Company’s trade joint venture receivables at May 31, 2021, and two joint ventures (consisting of the Company’s joint ventures in South Korea and Thailand) accounted for 56.2% of the Company’s trade joint venture receivables at May 31, 2020.

Legal Matters

From time to time, the Company is subject to various other claims and legal actions in the ordinary course of its business. The Company records a liability in its consolidated financial statements for costs related to claims, including future legal costs, settlements and judgments, where the Company has assessed that a loss is probable and an amount could be reasonably estimated. If the reasonable estimate of a probable loss is a range, the Company records the most probable estimate of the loss or the minimum amount when no amount within the range is a better estimate than any other amount. The Company discloses a contingent liability even if the liability is not probable or the amount is not estimable, or both, if there is a reasonable possibility that material loss may have been incurred. In the opinion of management, as of May 31, 2021, the amount of liability, if any, with respect to these matters, individually or in the aggregate, will not materially affect the Company’s consolidated results of operations, financial position or cash flows.

13.         FAIR VALUE MEASUREMENTS

Assets and liabilities that are measured at fair value on a recurring basis primarily relate to marketable equity securities. These items are marked-to-market at each reporting period, and the Company estimates that market value approximates costs.

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurements Using Inputs Considered as
	Fair value as of May 31, 2021	Level 1	Level 2	Level 3
Available for sale securities	$5,125,052	$5,125,052	$—	$—

		Fair Value Measurements Using Inputs Considered as
	Fair value as of August 31, 2020	Level 1	Level 2	Level 3
Available for sale securities	$5,544,722	$5,544,722	$—	$—

There were no transfers between Level 1, Level 2, or Level 3 during the three and nine months ended May 31, 2021 and 2020.

14.         INCOME TAXES

Income tax expense for the three and nine months ended May 31, 2021 was $276,338 and $929,588, respectively, compared to $142,285 and $869,945, respectively, for the three and nine months ended May 31, 2020. The expense was largely due to foreign operations. The Company has federal and state tax credit carry forwards, net operating loss carry forwards and foreign tax carry forwards. The Company has recorded a full valuation allowance against the U.S. deferred tax assets as of May 31, 2021 and August 31, 2020.

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

NTIC’s Subsidiaries and Joint Venture Network

NTIC has ownership interests in nine operating subsidiaries in North America, South America, Europe, and Asia, which are listed in NTIC’s most recent annual report on Form 10-K for the fiscal year ended August 31, 2020. The results of these subsidiaries are fully consolidated in NTIC’s consolidated financial statements.

NTIC also participates in 19 active joint venture arrangements in North America, Europe and Asia, which are listed in NTIC’s most recent annual report on Form 10-K for the fiscal year ended August 31, 2020. Each of these joint ventures generally manufactures and markets products in the geographic territory to which it is assigned. While most of NTIC’s joint ventures exclusively sell rust and corrosion inhibiting products, some of the joint ventures also sell NTIC’s Natur-Tec® resin compounds. NTIC has historically funded its investments in joint ventures with cash generated from operations. NTIC receives funds from its joint ventures as fees received for services that NTIC provides to its joint ventures and as dividend distributions. The fees for services provided to joint ventures are determined based on either a flat fee or a percentage of sales depending on local laws and tax regulations. With respect to NTIC’s joint venture in Germany (EXCOR), NTIC recognizes an agreed upon quarterly fee for services. NTIC recognizes equity income from each joint venture based on the overall profitability of the joint venture. Such profitability is subject to variability from quarter to quarter, which, in turn, subjects NTIC’s earnings to variability from quarter to quarter. The profits of each joint venture are shared by the respective joint venture owners in accordance with their respective ownership percentages. NTIC typically directly or indirectly owns 50% or less of each of its joint venture entities and, thus, does not control the decisions of these entities regarding whether to pay dividends and, if paid, what amount is paid in a given year. The payment of a dividend by an entity is determined by a joint vote of the owners and is not at the sole discretion of NTIC.

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

Impact of the COVID-19 Pandemic

In March 2020, the World Health Organization declared the novel coronavirus (COVID-19) outbreak a global pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, created significant volatility in financial markets and has resulted in an economic recession. The outbreak and rapid spread of COVID-19 resulted in a substantial curtailment of business activities worldwide and caused weakened economic conditions, both in the United States and abroad.

As part of efforts to contain the spread of COVID-19, federal, state, local and foreign governments imposed various restrictions on the conduct of business and travel, some of which remain in place in whole or in part and some of which have been or may be reinstated. Government restrictions, such as stay-at-home orders, quarantines and worker absenteeism as a result of COVID-19, led to a significant number of business closures and slowdowns. These business closures and slowdowns adversely impacted and may continue to adversely impact NTIC directly and caused some of NTIC’s customers and suppliers to operate at a fraction of their capacities or wholly lock down, which disrupted and may continue to disrupt NTIC’s sales and production.

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

NTIC has been balancing its safety-focused approach with the needs of its customers. Government mandated measures resulting in the substantial curtailment of business activities generally have excluded certain essential businesses and services, including certain manufacturing. With the exception of the temporary closures of NTIC’s facilities in China and India during the second and third fiscal quarters of 2020, NTIC’s manufacturing activities are generally considered part of the “critical sector” with respect to state and local government orders. This has allowed NTIC to continue to receive orders and provide uninterrupted order fulfillment to its customers. However, its facilities have been operating at a reduced capacity in order to abide by local government requirements and recommendations, such as social distancing practices, and in response to reduced demand. During the first nine months of fiscal 2021, certain of NTIC’s facilities were impacted by reduced levels of production, manufacturing inefficiencies due to the reconfiguration of certain of its manufacturing processes in order to implement social distancing protocols and reduced demand. NTIC has engaged and continues to engage in communications with its suppliers in an attempt to identify and mitigate supply chain risks and proactively manage inventory levels in order to align production with demand. While domestic and international governmental measures may be modified or extended, NTIC currently expects that its global facilities will remain operational, although operating at reduced production capacity at certain of its facilities. However, such expectation is dependent upon future governmental actions and demand for NTIC’s products, the stability of its global supply chain and the ability of carriers to transport supplies to its facilities and products to its customers.

As a result of the global economic slowdown caused by the COVID-19 pandemic, NTIC experienced softened demand in various regions and markets during the first nine months of fiscal 2021, which had an adverse effect on NTIC’s operating results and financial condition. Due to the international reach of COVID-19, NTIC’s international joint ventures have also been adversely impacted. It is not possible to predict how long the pandemic will last or the time that it will take for economic activity to return to prior levels for all business units.

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

NTIC’s consolidated net sales increased 58.2% and 9.0% during the three and nine months ended May 31, 2021, respectively, compared to the three and nine months ended May 31, 2020. NTIC’s consolidated net sales for the three months ended May 31, 2021 were positively affected by increased demand globally as a result of the recovery from the COVID-19 pandemic.

During both the three and nine months ended May 31, 2021, 80.3% and 80.2% of NTIC’s consolidated net sales, respectively, were derived from sales of ZERUST® products and services, which increased 68.3% and 24.9% to $12,378,215 and $32,882,882, respectively, compared to $7,356,781 and $26,322,515 during the three and nine months ended May 31, 2020, respectively. These increases were due to increased sales to new and existing customers in all countries because of the recovery from the COVID-19 pandemic.

During the three and nine months ended May 31, 2021, 19.7% and 19.8% of NTIC’s consolidated net sales, respectively, were derived from sales of Natur-Tec® products, which increased to $3,040,309, or 27.3%, during the three months ended May 31, 2021 and decreased to $8,097,636, or 28.3%, during the nine months ended May 31, 2021 compared to the respective prior fiscal year periods. The three-month comparison increase was due primarily to increased product demand as the COVID-19 pandemic recovery occurs and the nine-month comparison decrease was primarily due to a decrease in finished product sales in North America and at NTIC’s majority-owned subsidiary in India.

Cost of goods sold as a percentage of net sales decreased to 65.8% during the three months ended May 31, 2021, compared to 66.7% during the three months ended May 31, 2020 and decreased to 65.9% during the nine months ended May 31, 2021, compared to 66.4% during the prior fiscal year period primarily as a result of a decreased percentage of product sales from Natur-Tec® products, which have lower gross margins than NTIC’s traditional ZERUST® industrial products and services or its oil and gas products.

NTIC’s equity in income from joint ventures increased 150.5% and 66.7% to $2,033,536 and $5,779,260 during the three and nine months ended May 31, 2021, respectively, compared to $811,787 and $3,466,581 during the three and nine months ended May 31, 2020, respectively. These increases were primarily due to corresponding increases in net sales at the joint ventures, which increased 70.2% and 28.1% to $31,959,539 and $87,795,284 during the three and nine months ended May 31, 2021, respectively, compared to $18,782,233 and $68,531,897 during the three and nine months ended May 31, 2020, respectively. These increases in the net sales of NTIC’s joint ventures were due primarily to increased sales to existing customers as a result of increased demand for existing products.

NTIC’s total operating expenses increased 11.7% and 0.4% to $6,310,345 and $18,087,994 during the three and nine months ended May 31, 2021, respectively, compared to $5,651,075 and $18,011,443 for the three and nine months ended May 31, 2020, respectively. These increases were primarily due to increased expenses due to the resumption of travel and other activities as a result of the recovery associated with COVID-19 pandemic and increased research and development expenses. Operating expenses, as a percent of net sales, for the three months ended May 31, 2021 were 40.9%, compared to 58.0% for the same period last fiscal year. This improvement in operating leverage was due to higher third quarter of fiscal 2021 net sales, and NTIC’s continued focus on controlling operating expenses. Year-to-date, operating expenses, as a percent of net sales, were 44.1%, compared to 47.9% for the same period last fiscal year.

Net income (loss) attributable to NTIC increased to $2,053,916, or $0.21 per diluted common share, for the three months ended May 31, 2021, compared to $(965,221), or $(0.11) per diluted common share, for the three months ended May 31, 2020, an increase of $3,019,137 or $0.31 per diluted share. Net income attributable to NTIC increased to $4,628,890, or $0.47 per diluted common share, for the nine months ended May 31, 2021, compared to $427,163, or $0.05 per diluted common share, for the nine months ended May 31, 2020, an increase of $4,201,727 or $0.42 per diluted share. These increases were primarily the result of increased income from joint venture operations and gross profit during the current fiscal year periods compared to the prior fiscal year periods.

Results of Operations

The following table sets forth NTIC’s results of operations for the three and nine months ended May 31, 2021 and 2020.

	Three Months Ended May 31,
	2021	% of Net Sales	2020	% of Net Sales	$ Change	% Change
Net sales, excluding joint ventures	$14,164,604	91.9%	$9,071,072	93.1%	$5,093,532	56.2%
Net sales, to joint ventures	1,253,920	8.1%	673,751	6.9%	580,169	86.1%
Cost of goods sold	10,152,582	65.8%	6,499,102	66.7%	3,653,480	56.2%
Equity in income from joint ventures	2,033,536	13.2%	811,787	8.3%	1,221,749	150.5%
Fees for services provided to joint ventures	1,589,621	10.3%	876,706	9.0%	712,915	81.3%
Selling expenses	3,171,657	20.6%	2,487,396	25.5%	684,261	27.5%
General and administrative expenses	2,072,195	13.4%	2,213,552	22.7%	(141,357)	(6.4)%
Research and development expenses	1,066,493	6.9%	950,127	9.8%	116,366	12.2%

	Nine Months Ended May 31,
	2021	% of Net Sales	2020	% of Net Sales	$ Change	% Change
Net sales, excluding joint ventures	$38,619,353	94.2%	$36,105,009	96.0%	2,514,344	7.0%
Net sales, to joint ventures	2,361,165	5.8%	1,504,997	4.0%	856,168	56.9%
Cost of goods sold	26,997,582	65.9%	24,991,487	66.4%	2,006,095	8.0%
Equity in income from joint ventures	5,779,260	14.1%	3,466,581	9.2%	2,312,679	66.7%
Fees for services provided to joint ventures	4,388,866	10.7%	3,491,244	9.3%	897,622	25.7%
Selling expenses	8,745,433	21.3%	8,484,928	22.6%	260,505	3.1%
General and administrative expenses	6,125,151	14.9%	6,608,352	17.6%	(483,201)	(7.3)%
Research and development expenses	3,217,410	7.9%	2,918,163	7.8%	299,247	10.3%

Net Sales. NTIC’s consolidated net sales increased 58.2% and 9.0% to $15,418,524 and $40,980,518 during the three and nine months ended May 31, 2021, respectively, compared to the three and nine months ended May 31, 2020. NTIC’s consolidated net sales to unaffiliated customers excluding NTIC’s joint ventures increased 56.2% and 7.0% to $14,164,604 and $38,619,353 during the three and nine months ended May 31, 2021, respectively, compared to the same respective periods in fiscal 2020. These increases were primarily a result of increased demand globally as a result of the recovery from the COVID-19 pandemic.

The following table sets forth NTIC’s net sales by product segment for the three and nine months ended May 31, 2021 and 2020 by segment:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2021	2020	2021	2020
Total ZERUST® sales	$12,378,215	$7,356,781	$32,882,882	$26,322,515
Total Natur-Tec® sales	3,040,309	2,388,042	8,097,636	11,287,491
Total net sales	$15,418,524	$9,744,823	$40,980,518	$37,610,006

During the three and nine months ended May 31, 2021, 80.3% and 80.2% of NTIC’s consolidated net sales, respectively, were derived from sales of ZERUST® products and services, which increased 68.3% and 24.9% to $12,378,215 and $32,882,882 during the three and nine months ended May 31, 2021, respectively, compared to $7,356,781 and $26,322,515 during the three and nine months ended May 31, 2020, respectively. These increases were primarily a result of increased demand across all geographies.

The following table sets forth NTIC’s net sales of ZERUST® products for the three and nine months ended May 31, 2021 and 2020:

	Three Months Ended May 31,
	2021	2020	$ Change	% Change
ZERUST® industrial net sales	$10,100,638	$6,258,348	$3,842,290	61.4%
ZERUST® joint venture net sales	1,253,920	673,752	580,168	86.1%
ZERUST® oil & gas net sales	1,023,657	424,681	598,976	141.0%
Total ZERUST® net sales	$12,378,215	$7,356,781	$5,021,434	68.3%

	Nine Months Ended May 31,
	2021	2020	$ Change	% Change
ZERUST® industrial net sales	$28,574,297	$22,804,975	$5,769,322	25.3%
ZERUST® joint venture net sales	2,361,165	1,504,997	856,168	56.9%
ZERUST® oil & gas net sales	1,947,420	2,012,543	(65,123)	(3.2)%
Total ZERUST® net sales	$32,882,882	$26,322,515	$6,560,367	24.9%

NTIC’s total ZERUST® net sales increased during the three and nine months ended May 31, 2021, compared to the prior fiscal year periods, primarily due to an overall increased demand for ZERUST® industrial products and services. Overall demand for ZERUST® products and services depends heavily on the overall health of the markets in which NTIC sells its products, including the automotive, oil and gas, agriculture, and mining markets in particular.

ZERUST® oil and gas net sales increased 141.0% during the three months ended May 31, 2021 and decreased 3.2% during the nine months ended May 31, 2021 compared to the same periods in the last fiscal year. The three-month comparison increase was due primarily to increased demand and the nine-month comparison decrease was due primarily to decreased demand. NTIC anticipates that its sales of ZERUST® products and services into the oil and gas industry will continue to remain subject to significant volatility from quarter to quarter as sales are recognized, specifically due to the volatility of oil prices. Demand for oil and gas products around the world depends primarily on market acceptance and the reach of NTIC’s distribution network. Because of the typical size of individual orders and overall size of NTIC’s net sales derived from sales of oil and gas products, the timing of one or more orders can materially affect NTIC’s quarterly sales compared to prior fiscal year quarters.

During the three and nine months ended May 31, 2021, 19.7% and 19.8% of NTIC’s consolidated net sales, respectively, were derived from sales of Natur-Tec® products, which increased to $3,040,309, or 27.3%, during the three months ended May 31, 2021 and decreased to $8,097,636, or 28.3%, during the nine months ended May 31, 2021 compared to the respective prior fiscal year periods. The three-month comparison increase was due primarily to increased product demand as the COVID-19 pandemic recovery occurs and the nine-month comparison decrease was primarily due to a decrease in finished product sales in North America and at NTIC’s majority-owned subsidiary in India. The COVID pandemic has adversely impacted demand for Natur-Tec® products from across the apparel industry, as well as many large users of bioplastics, including college campuses, stadiums, arenas, restaurants, and corporate office complexes. NTIC currently expects these customers will be some of the last businesses to re-open, and many of these institutions have still not announced re-opening plans. Accordingly, NTIC anticipates that the COVID-19 pandemic will continue to significantly adversely affect sales of Natur-Tec® products during the remainder of fiscal 2021 and possibly beyond.

Cost of Goods Sold. Cost of goods sold increased 56.2% and 8.0% for the three and nine months ended May 31, 2021, respectively, compared to the three and nine months ended May 31, 2020. Cost of goods sold as a percentage of net sales decreased to 65.8% during the three months ended May 31, 2021, compared to 66.7% during the three months ended May 31, 2020 and 65.9% during the nine months ended May 31, 2021, compared to 66.4% during the nine months ended May 31, 2020. These changes were due primarily to changes in product mix. Sales from Natur-Tec® products have lower gross margins than NTIC’s traditional ZERUST® industrial products and services or its ZERUST® oil and gas products.

Equity in Income from Joint Ventures. NTIC’s equity in income from joint ventures increased 150.5% and 66.7% to $2,033,536 and $5,779,260 during the three and nine months ended May 31, 2021, respectively, compared to $811,787 and $3,466,581 during the three and nine months ended May 31, 2020, respectively. These increases were primarily a result of increased profitability of the joint ventures, which fluctuates based on net sales, during the respective periods. Of the total equity in income from joint ventures, NTIC had equity in income from joint ventures of $3,182,691 attributable to EXCOR during the nine months ended May 31, 2021, compared to $2,246,930 during the nine months ended May 31, 2020. NTIC had equity in income of all other joint ventures of $2,596,569 during the nine months ended May 31, 2021, compared to $1,219,651 during the nine months ended May 31, 2020.

Fees for Services Provided to Joint Ventures. NTIC recognized fee income for services provided to joint ventures of $1,589,621 and $4,388,866 during the three and nine months ended May 31, 2021, respectively, compared to $876,706 and $3,491,244 during the three and nine months ended May 31, 2020, respectively, representing increases of 81.3% and 25.7%, respectively. Fee income for services provided to joint ventures is traditionally a function of the sales made by NTIC’s joint ventures; however, at various joint ventures, the fee income for services is a fixed amount that does not fluctuate with the increases in sales which was experienced by certain joint ventures during the three and nine months ended May 31, 2021. Total net sales of NTIC’s joint ventures increased to $31,959,539 and $87,795,284 during the three and nine months ended May 31, 2021, respectively, compared to $18,782,233 and $68,531,897 for the three and nine months ended May 31, 2020, respectively, representing increases of 70.2% and 28.1%. Net sales of NTIC’s joint ventures are not included in NTIC’s consolidated financial statements. Of the total fee income for services provided to joint ventures, fees of $692,770 were attributable to EXCOR during the nine months ended May 31, 2021, compared to $620,106 attributable to EXCOR during the nine months ended May 31, 2020.

Selling Expenses. NTIC’s selling expenses increased 27.5% and 3.1% for the three and nine months ended May 31, 2021, respectively, compared to the same respective periods in fiscal 2020 due primarily to increased travel expenses and personnel expense compared to the expenses incurred during the prior periods. Selling expenses as a percentage of net sales decreased to 20.6% and increased 21.3% for the three and nine months ended May 31, 2021, respectively, from 25.5% and 22.6% for the three and nine months ended May 31, 2020, respectively, primarily due to the fluctuations in net sales and selling expenses, as previously described.

General and Administrative Expenses. NTIC’s general and administrative expenses decreased 6.4% and 7.3% for the three and nine months ended May 31, 2021, respectively, compared to the same respective periods in fiscal 2020 due primarily to decreased travel expenses and other expenses due to work from home arrangements necessitated by the COVID-19 pandemic. As a percentage of net sales, general and administrative expenses were 13.4% and 14.9% for the three and nine months ended May 31, 2021, respectively, and 22.7% and 17.6% for the same respective periods in fiscal 2020, primarily due to the decreases in general and administrative expenses, as well as the increase in net sales, as previously described.

Research and Development Expenses. NTIC’s research and development expenses increased 12.2% and 10.3% for the three and nine months ended May 31, 2021 compared to the same respective periods in fiscal 2020 primarily due to increased personnel and development efforts, partially offset by decreased travel expenses due to work from home arrangements necessitated by the COVID-19 pandemic. NTIC anticipates that it will spend a total of between $4,000,000 and $4,300,000 in fiscal 2021 on research and development activities.

Interest Income (Expense). NTIC earned net interest income of $7,632 during the three months ended May 31, 2021 compared to net interest expense of $73,378 during the three months ended May 31, 2020. NTIC earned net interest income of $85,191 during the nine months ended May 31, 2021 compared to net interest income of $15,881 during the nine months ended May 31, 2020. These changes were due primarily to volatile changes to the invested cash in a conservative bond fund.

Income (Loss) Before Income Tax Expense. NTIC incurred income before income tax expense of $2,586,386 for the three months ended May 31, 2021 compared to a loss before income tax expense of $(790,239) for the three months ended May 31, 2020. NTIC incurred income before income tax expense of $6,148,259 for the nine months ended May 31, 2021 compared to $1,580,782 for the nine months ended May 31, 2020.

Income Tax Expense. Income tax expense was $276,338 and $929,588 for the three and nine months ended May 31, 2021, respectively, compared to income tax expense of $142,285 and $869,945 during the three and nine months ended May 31, 2020, respectively. Income tax expense was calculated based on management’s estimate of NTIC’s annual effective income tax rate.

NTIC considers the earnings of certain foreign joint ventures to be indefinitely invested outside the United States on the bases of estimates that NTIC’s future domestic cash generation will be sufficient to meet future domestic cash needs. As a result, U.S. income and foreign withholding taxes have not been recognized on the cumulative undistributed earnings of $24,702,778 and $21,855,747 at May 31, 2021 and August 31, 2020, respectively. To the extent undistributed earnings of NTIC’s joint ventures are distributed in the future, they are not expected to result in any material additional income tax liability after the application of foreign tax credits.

Net Income (Loss) Attributable to NTIC. Net income attributable to NTIC increased to $2,053,916, or $0.21 per diluted common share, for the three months ended May 31, 2021, compared to net loss attributable to NTIC of $(965,221), or $(0.11) per diluted common share, for the three months ended May 31, 2020, an increase of $3,019,137, or $0.31 per diluted common share. Net income attributable to NTIC increased to $4,628,890, or $0.47 per diluted common share, for the nine months ended May 31, 2021, compared to $427,163, or $0.05 per diluted common share, for the nine months ended May 31, 2020, an increase of $4,201,727, or $0.42 per diluted common share. These increases were primarily the result of increased income from joint venture operations and increased gross profit during the three and nine months ended May 31, 2021 compared to the prior fiscal year periods.

NTIC anticipates that its earnings will continue to be adversely affected by the COVID-19 pandemic during the remainder of fiscal 2021 and possibly beyond and that its quarterly net income or loss will continue to remain subject to significant volatility primarily due to the financial performance of its subsidiaries and joint ventures, sales of its ZERUST® products and services into the oil and gas industry, and sales of its Natur-Tec® bioplastics products, which fluctuate more on a quarterly basis than the traditional ZERUST® business.

Other Comprehensive Income - Foreign Currency Translations Adjustment. The changes in the foreign currency translations adjustment were due to the fluctuations of the U.S. dollar compared to the Euro and other foreign currencies during the three and nine months ended May 31, 2021 compared to the same periods in fiscal 2020.

Liquidity and Capital Resources

Sources of Cash and Working Capital. NTIC’s working capital, defined as current assets less current liabilities, was $29,675,513 at May 31, 2021, including $5,880,923 in cash and cash equivalents and $5,125,052 in available for sale securities, compared to $27,104,746 at August 31, 2020, including $6,403,032 in cash and cash equivalents and $5,544,722 in available for sale securities.

NTIC has a revolving line of credit with PNC Bank of $3,000,000, of which no amounts were outstanding under as of March 31, 2021 or August 31, 2020. See Note 7 to NTIC’s consolidated financial statements for more information regarding the line of credit and loan agreement governing the line of credit. As of May 31, 2021, the Company was in compliance with all debt covenants in the loan agreement. As of May 31, 2021 and August 31, 2020, the Company did not have any letters of credit outstanding with respect to the letter of credit sub-facility available under the revolving line of credit with PNC Bank.

NTIC believes that a combination of its existing cash and cash equivalents, available for sale securities, forecasted cash flows from future operations, anticipated distributions of earnings, anticipated fees to NTIC for services provided to its joint ventures, and funds available through existing or anticipated financing arrangements will be adequate to fund its existing operations, investments in new or existing joint ventures or subsidiaries, capital expenditures, debt repayments, cash dividends, and any stock repurchases for at least the next 12 months. During the remainder of fiscal 2021, NTIC expects to continue to invest directly and through its use of working capital in NTIC China, Zerust Mexico, NTI Europe, its joint ventures, research and development, marketing efforts, resources for the application of its corrosion prevention technology in the oil and gas industry, and its Natur-Tec® bio-plastics business, although the amounts of these various investments are not known at this time, other than the anticipated purchase of real estate and a building in China for a purchase price of approximately Chinese Yuan 40.0 million (approximately USD $6.2 million). In order to take advantage of such new product and market opportunities to expand its business and increase its revenues, NTIC may decide to finance such opportunities by borrowing under its revolving line of credit or raising additional financing through the issuance of debt or equity securities. There is no assurance that any financing transaction will be available on terms acceptable to NTIC or at all or that any financing transaction will not be dilutive to NTIC’s current stockholders.

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

Uses of Cash and Cash Flows. Net cash provided by operating activities during the nine months ended May 31, 2021 was $1,053,695, which resulted principally from NTIC’s net income, dividends received from joint ventures, stock-based compensation, depreciation, amortization and decreases in accounts payable and accrued liabilities, partially offset by NTIC’s equity in income from joint ventures and an increase in inventory, accounts receivable and prepaid expenses and other. Net cash provided by operating activities during the nine months ended May 31, 2020 was $3,012,533, which resulted principally from NTIC’s net income, dividends received from joint ventures, stock-based compensation, depreciation, amortization, and a decrease in accounts receivable, partially offset by NTIC’s equity in income from joint ventures and an increase in inventory, accrued liabilities and accounts payable.

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

NTIC experienced an increase in trade receivables as of May 31, 2021, compared to August 31, 2020. Trade receivables, excluding joint ventures, as of May 31, 2021, increased $3,093,393, compared to August 31, 2020, primarily related to an increase in sales.

Outstanding trade receivables, excluding joint ventures balances, as of May 31, 2021 decreased 5 days to an average of 73 days from balances outstanding from these customers as of August 31, 2020.

Outstanding trade receivables from joint ventures as of May 31, 2021 increased $564,149, compared to August 31, 2020, primarily due to the timing of payments. Outstanding balances from trade receivables from joint ventures decreased an average of 17 days to an average of 76 days from balances outstanding from these customers compared to August 31, 2020. The average days outstanding of trade receivables from joint ventures as of May 31, 2021 were primarily due to the receivables balances at NTIC’s joint ventures in the United States, South Korea, Thailand and India.

Outstanding receivables for services provided to joint ventures as of May 31, 2021 increased $499,954, compared to August 31, 2020, and the average days to pay increased an average of 6 days to an average of 83 days compared to August 31, 2020.

Net cash used in investing activities for the nine months ended May 31, 2021 was $399,780, which was primarily the result of purchase of available for sale securities, purchases of property and equipment, and investments in patents, partially offset by the proceeds from the sale of available for sale securities. Net cash used in investing activities for the nine months ended May 31, 2020 was $2,337,471, which was primarily the result of the purchase of available for sale securities and the purchase of property and equipment, partially offset by proceeds from the sale of available for sale securities.

Net cash used in financing activities for the nine months ended May 31, 2021 was $1,309,609 which resulted from dividends paid on NTIC common stock and dividends received by non-controlling interest, partially offset by proceeds from NTIC’s employee stock purchase plan. Net cash used in financing activities for the nine months ended May 31, 2020 was $1,318,005 which resulted from dividends paid on NTIC common stock and a dividend paid to a non-controlling interest, partially offset by proceeds from NTIC’s employee stock purchase plan.

Share Repurchase Plan. On January 15, 2015, NTIC’s Board of Directors authorized the repurchase of up to $3,000,000 in shares of NTIC common stock through open market purchases or unsolicited or solicited privately negotiated transactions. This program has no expiration date but may be terminated by NTIC’s Board of Directors at any time. No repurchases occurred during the nine months ended May 31, 2021. As of May 31, 2021, up to $2,640,548 in shares of NTIC common stock remained available for repurchase under NTIC’s stock repurchase program.

Cash Dividends. On April 23, 2020, the Company announced the temporary suspension of its $0.065 quarterly cash dividend pending clarity on the financial impact of COVID-19 on the Company. On January 15, 2021, the Company announced the reinstatement of its quarterly cash dividend. During the nine months ended May 31, 2021, the Company’s Board of Directors declared cash dividends on the following dates in the following amounts to holders of record of the Company’s common stock as of the following record dates:

Declaration Date	Amount	Record Date	Payable Date
January 15, 2021	$0.065	February 3, 2021	February 17, 2021
April 23, 2021	$0.065	May 5, 2021	May 19, 2021

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

Capital Expenditures and Commitments. NTIC spent $723,441 on capital expenditures during the nine months ended May 31, 2021, which related primarily to the purchase of new equipment and facility improvements. NTIC expects to spend an aggregate of approximately $6,800,000 to $7,000,000 on capital expenditures during fiscal 2021, which it expects will relate primarily to the purchase of real estate and a building in China and new equipment.

Contractual Obligations

There has been no material change to NTIC’s contractual obligations as provided in “Part II. Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations,” included in NTIC’s annual report on Form 10-K for the fiscal year ended August 31, 2020, other than the execution of a purchase agreement in the fourth quarter of fiscal 2021 for the purchase of real estate and a building in China for a purchase price of approximately Chinese Yuan 40.0 million (approximately USD $6.2 million).

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

Any outstanding advances under NTIC’s $3,000,000 amended and restated revolving line of credit with PNC Bank bear interest at an annual rate based on LIBOR plus 3.25% for the applicable LIBOR interest period selected by the Company with a minimum rate of 0.75%. As of May 31, 2021, NTIC had no borrowings under the line of credit.

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

Any outstanding advances under NTIC’s $3,000,000 amended and restated revolving line of credit with PNC Bank bear interest at an annual rate based on LIBOR plus 3.25% for the applicable LIBOR interest period selected by the Company with a minimum rate of 0.75%. As of May 31, 2021, NTIC had no borrowings under the line of credit.

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

Changes in Internal Control over Financial Reporting

There was no change in NTIC’s internal control over financial reporting that occurred during the quarter ended May 31, 2021 that has materially affected or is reasonably likely to materially affect NTIC’s internal control over financial reporting.

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

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Equity Securities

During the three months ended May 31, 2021, NTIC did not issue any shares of its common stock or other equity securities of NTIC that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

The following table shows NTIC’s third quarter of fiscal 2021 stock repurchase activity.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
March 1, 2021 through March 31, 2021	0	$0	0	(1)
April 1, 2021 through April 30, 2021	0	$0	0	(1)
May 1, 2021 through May 31, 2021	0	$0	0	(1)
Total	0	$0	0	(1)(2)

_______________________

(1)

On January 15, 2015, NTIC’s Board of Directors authorized the repurchase of up to $3,000,000 in shares of NTIC common stock through open market purchases or unsolicited or solicited privately negotiated transactions. This program has no expiration date but may be terminated by NTIC’s Board of Directors at any time.

(2)	As of May 31, 2021, up to $2,640,548 in shares of NTIC common stock remained available for repurchase under NTIC’s stock repurchase program.

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

101

The following materials from NTIC’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2021, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Comprehensive Income, (iv) the unaudited Consolidated Statements of Equity, (v) the unaudited Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

/s/ Matthew C. Wolsfeld
Date: July 9, 2021	Matthew C. Wolsfeld, CPA
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized to Sign on Behalf of the Registrant)