Form 10-K
period 2021-08-31
NORTHERN TECHNOLOGIES INTERNATIONAL CORP
filed 2021-11-19
CIK 875582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2021

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

The aggregate market value of the registrant’s common stock, excluding shares beneficially owned by affiliates, computed by reference to the closing sales price at which the common stock was last sold as of February 26, 2021 (the last business day of the registrant’s second fiscal quarter) as reported by the Nasdaq Global Market on that date was approximately $123.0 million.

As of November 15, 2021, 9,187,446 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the registrant’s Proxy Statement for its 2022 Annual Meeting of Stockholders to be held January 21, 2022.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

ANNUAL REPORT ON FORM 10-K
FISCAL YEAR ENDED AUGUST 31, 2021

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

As used in this report, references to: (1) “NTIC China” refer to NTIC’s wholly-owned subsidiary in China, NTIC (Shanghai) Co., Ltd.; (2) “NTI Europe” refer to NTIC’s wholly-owned subsidiary in Germany, NTIC Europe GmbH; (3) “Zerust Mexico” refer to NTIC’s wholly-owned subsidiary in Mexico, ZERUST-EXCOR MEXICO, S. de R.L. de C.V; (4) “Zerust Brazil” refer to NTIC’s majority-owned Brazilian subsidiary, Zerust Prevenção de Corrosão S.A.; (5) “Harita-NTI” refer to NTIC’s wholly-owned subsidiary in India effective as of September 1, 2021, Harita-NTI Limited; (6) “Natur-Tec India” refer to NTIC’s majority-owned subsidiary in India, Natur-Tec India Private Limited; (7) “Natur Tec Lanka” refer to NTIC’s majority-owned subsidiary in Sri Lanka, Natur Tec Lanka (Pvt) Ltd and (8) “NTI Asean” refer to NTIC’s majority-owned holding company subsidiary, NTI Asean LLC, which holds investments in certain entities that operate in the Association of Southeast Asian Nations (ASEAN) region, including the following countries: Indonesia, South Korea, Malaysia, Philippines, Singapore, Taiwan, Thailand and Vietnam.

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

ii

PART I

Item 1.         BUSINESS

Overview

Northern Technologies International Corporation (NTIC) develops and markets proprietary, environmentally beneficial products and services in over 65 countries either directly or via a network of subsidiaries, joint ventures, independent distributors, and agents. NTIC’s primary business is corrosion prevention marketed mainly under the ZERUST® brand. NTIC has been selling its proprietary ZERUST® products and services to the automotive, electronics, electrical, mechanical, military, and retail consumer markets for over 45 years and, in recent years, has targeted and expanded into the oil and gas industry. NTIC also markets and sells a portfolio of bio-based and certified compostable (fully biodegradable) polymer resin compounds and finished products under the Natur-Tec® brand. These products are intended to reduce NTIC’s customers’ carbon footprint and provide environmentally sound waste disposal options.

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

Internationally, NTIC sells its ZERUST® corrosion prevention solutions through its wholly-owned subsidiary in China, NTIC (Shanghai) Co., Ltd. (NTIC China), its majority-owned joint venture holding company for NTIC’s joint venture investments in the Association of Southeast Asian Nations (ASEAN) region, NTI Asean LLC (NTI Asean), certain majority-owned and wholly-owned subsidiaries, and joint venture arrangements in North America, Europe, and Asia. Effective as of September 1, 2021, NTIC purchased the remaining ownership interest in Harita-NTI Limited (Harita-NTI) and now sells its ZERUST products in India through this wholly-owned subsidiary. NTIC also sells products directly to its European joint venture partners through its wholly-owned subsidiary in Germany, NTIC Europe GmbH (NTI Europe).

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

NTIC markets and sells its ZERUST® rust and corrosion prevention solutions to customers in the oil and gas industry in a continuously increasing number of countries either directly, through its subsidiaries, or through its joint venture partners and other strategic partners. The sale of ZERUST® corrosion prevention solutions to customers in the oil and gas industry typically involves long sales cycles, often including multi-year trial periods with each customer and a slow integration process thereafter.

Natur-Tec® bio-based and compostable plastics are manufactured using NTIC’s patented and/or proprietary technologies and are intended to replace conventional petroleum-based plastics. The Natur-Tec® biopolymer resin compound portfolio includes formulations that have been optimized for a variety of applications, including blown-film extrusion, sheet/profile extrusion, injection molding, extrusion coating/lamination and engineered plastics. These resin compounds are certified to be fully biodegradable in a commercial composting environment and are currently being used to produce finished products, including can liners, shopping and grocery bags, lawn and leaf bags, branded apparel packaging bags and accessories, and various foodservice items, such as disposable cutlery, drinking straws, food-handling gloves, and coated paper products. In North America, NTIC markets its Natur-Tec® resin compounds and finished products primarily through a network of regional and national distributors as well as independent agents. NTIC continues to see significant opportunities for finished bioplastic products and, therefore, continues to strengthen and expand its North American distribution network for finished Natur-Tec® bioplastic products.

Internationally, NTIC sells its Natur-Tec® resin compounds and finished products both directly and through its NTIC China wholly-owned subsidiary as well as its Natur-Tec India and Natur-Tec Lanka majority-owned subsidiaries in India and Sri Lanka, and through distributors and certain joint ventures.

Impact of COVID-19 Pandemic and Worldwide Supply Chain Disruptions

Beginning last year, the novel coronavirus (COVID-19) pandemic negatively impacted the global economy, disrupted global supply chains, created significant volatility and disruption in financial markets and resulted in lockdowns. As a result of the COVID-19 pandemic and related government mandated restrictions on the Company’s business, as well as the businesses of its joint ventures, customers and suppliers, disruption to the Company’s business and the manufacture and sale of its products and services has occurred. In fiscal year 2021, the Company was impacted by shipping issues, including freight container shortages, shipping delays, and increased costs, and supply chain issues, including longer lead times and raw material cost increases. These impacts were largely a result of disruptions caused by the COVID-19 pandemic and the uptick in demand due to the ongoing global economic recovery. While there has been some recovery in the global economy and financial markets due in part to the easing of government mandated restrictions due to lower rates of infection, these restrictions may be reinstated if rates of infection continue to rise due to the Delta variant or subsequent variants of COVID-19, which could cause the COVID-19 pandemic to continue to have a material adverse effect on NTIC’s business, operating results and financial condition in fiscal 2022.

Worldwide supply chain disruptions, which were initially brought about by the impact of the COVID-19 pandemic, have persisted despite the recovery in the global economy and financial markets, and these issues are expected to continue in fiscal 2022. In fiscal 2021, NTIC experienced longer lead times for raw materials, was forced to find new suppliers of certain raw materials, and experienced raw material cost increases compared to prior fiscal years. Additionally, NTIC experienced significantly longer shipping times and significant price increases per shipping container compared to prior fiscal years due to ocean freight capacity issues resulting from increased demand for shipping and reduced capacity and equipment. These and other issues resulting from worldwide supply chain disruptions are expected to continue in fiscal 2022 and could continue to have a material adverse effect on NTIC’s business, operating results and financial condition. The precise financial impact and duration, however, cannot be reasonably estimated at this time.

NTIC’s Subsidiaries and Joint Venture Network

NTIC has ownership interests in 10 operating subsidiaries in North America, South America, Europe, and Asia. The following table sets forth a list of NTIC’s operating subsidiaries as of November 15, 2021, the country in which the subsidiary is organized, and NTIC’s ownership percentage in each subsidiary:

Subsidiary Name	Country	NTIC Percent (%) Ownership
NTIC (Shanghai) Co., Ltd	China	100%
NTI Asean LLC	United States	60%
Zerust Prevenção de Corrosão S.A.	Brazil	85%
ZERUST-EXCOR MEXICO, S. de R.L. de C.V	Mexico	100%
Harita-NTI Limited	India	100%
Natur-Tec India Private Limited	India	75%
Natur Tec Lanka (Pvt) Ltd	Sri Lanka(1)	75%
NTIC Europe GmbH	Germany	100%
Zerust Singapore Pte Ltd	Singapore(2)	60%
Zerust Vietnam Co. Ltd	Vietnam(2)	60%

____________________

(1)         Natur Tec Lanka (Pvt) Ltd. is 100% owned by Natur-Tec India Private Limited and, therefore, indirectly owned by NTIC.

(2)         Zerust Singapore Pte Ltd and Zerust Vietnam Co. Ltd are 100% owned by NTI Asean LLC and, therefore, indirectly owned by NTIC.

The results of these subsidiaries are fully consolidated in NTIC’s consolidated financial statements, except that Harita-NTI Limited only became a wholly owned subsidiary as of September 1, 2021; and therefore, its results of operations are not included in NTIC’s consolidated financial statements included in this report as the investment and financial results of this joint venture are consolidated utilizing the equity method of accounting.

NTIC participates in 18 active joint venture arrangements in North America, Europe, and Asia. Each of these joint ventures generally manufactures and markets products in the geographic territory to which it is assigned. While most of NTIC’s joint ventures exclusively sell rust and corrosion inhibiting products, some of the joint ventures also sell NTIC’s Natur-Tec® resin compounds. NTIC has historically funded its investments in joint ventures with cash generated from operations.

The following table sets forth a list of NTIC’s operating joint ventures as of November 15, 2021, the country in which the joint venture is organized, and NTIC’s ownership percentage in each joint venture:

Joint Venture Name	Country	NTIC Percent (%) Ownership
TAIYONIC LTD.	Japan	50%
ACOBAL SAS	France	50%
EXCOR KORROSIONSSCHUTZ – TECHNOLOGIEN ….UND PRODUKTE GMBH	Germany	50%
ZERUST AB	Sweden	50%
MOSTNIC-ZERUST	Russia	50%
ZERUST OY	Finland	50%
ZERUST (U.K.) LTD.	United Kingdom	50%
EXCOR-ZERUST S.R.O.	Czech Republic	50%
EXCOR SP. Z.O.O.	Poland	50%
ZERUST A.Ş.	Turkey	50%
ZERUST CONSUMER PRODUCTS, LLC	United States	50%
ZERUST – DNEPR	Ukraine	50%
KOREA ZERUST CO., LTD.	South Korea (1)	30%
ZERUST-NIC (TAIWAN) CORP.	Taiwan (1)	30%
PT. CHEMINDO – NTIA	Indonesia (1)	30%
ZERUST SPECIALTY TECH CO. LTD.	Thailand (1)	30%
CHONG WAH-NTIA SDN. BHD.	Malaysia (1)	30%
NTIA ZERUST PHILIPPINES, INC.	Philippines (1)	30%

____________________

(1)         Indirect ownership interest through NTI Asean.

NTIC receives funds from its joint ventures as fees received for services that NTIC provides to its joint ventures and as dividend distributions. The fees for services provided to joint ventures are determined based on either a flat fee or a percentage of sales depending on local laws and tax regulations. With respect to NTIC’s joint venture in Germany (EXCOR), NTIC recognizes an agreed upon quarterly fee for services. NTIC recognizes equity income from each joint venture based on the overall profitability of the joint venture. Such profitability is subject to variability from quarter to quarter, which, in turn, subjects NTIC’s earnings to variability from quarter to quarter. The profits of each joint venture are shared by the respective joint venture owners in accordance with their respective ownership percentages. NTIC typically directly or indirectly owns 50% or less of each of its joint venture entities and, thus, does not control the decisions of these entities regarding whether dividends are paid and, if so, what amount is paid in a given year. The payment of a dividend by an entity is determined by a joint vote of the owners and is not at the sole discretion of NTIC.

As of August 31, 2021, Harita-NTI Limited was a joint venture and consolidated using the equity method of accounting. Harita-NTI Limited only became a wholly owned subsidiary as of September 1, 2021.

NTIC accounts for the investments and financial results of its joint ventures in its financial statements utilizing the equity method of accounting.

NTIC considers EXCOR to be individually significant to NTIC’s consolidated assets and income as of August 31, 2021. NTIC considers EXCOR, ACOBAL SAS, ZERUST OY, ZERUST SPECIALTY TECH CO. LTD. and its former joint venture, Harita-NTI Limited, to be individually significant to NTIC’s consolidated assets and income as of August 31, 2020. Therefore, NTIC provides certain additional information regarding these joint ventures in the notes to NTIC’s consolidated financial statements and in this section of this report.

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

ZERUST® Corrosion Prevention Solutions. In fiscal 2021, 80.6% of NTIC’s consolidated net sales were derived from developing, manufacturing and marketing ZERUST® rust and corrosion inhibiting products and services. NTIC’s consolidated net sales in fiscal 2021 included $45,554,434 in sales of ZERUST® rust and corrosion inhibiting products and services, an increase of 32.1% from such sales in fiscal 2020. Corrosion not only damages the appearance of metal products and components but also negatively impacts their mechanical performance. This applies to the rusting of ferrous metals (iron and steel) and the deterioration by oxidation of nonferrous metals (aluminum, copper, brass, etc.).  NTIC’s ZERUST® corrosion prevention solutions include plastic and paper packaging, powders, liquids, coatings, rust removers, cleaners, diffusers, and engineered solutions for the oil and gas industry as well as technical corrosion management and consulting services.

Plastic and Paper Packaging. NTIC’s ZERUST® packaging products contain proprietary chemical formulations that continuously release invisible, odorless and non-toxic vapor that forms a passivating layer on any metal surfaces it comes in contact with and thereby inhibits rust and corrosion. The corrosion inhibiting protection is maintained only as long as the metal products to be protected remain enclosed within the ZERUST® packaging. Electron scanning shows that once metal products are removed from the ZERUST® packaging, the ZERUST® protective layer dissipates from the contents’ surfaces within two hours, leaving a clean, dry, and corrosion-free metal component. This mechanism of corrosion protection enables NTIC’s customers to easily package metal objects for rust-free shipment and/or long-term storage. Furthermore, by eliminating costly greasing and degreasing processes and/or significantly reducing the use of certain coatings to inhibit corrosion, NTIC’s ZERUST® corrosion prevention solutions provide customers significant savings as compared to traditional methods of corrosion prevention in terms of labor, material, and capital expenditures for equipment to apply, remove, and dispose of oils and greases, as well as environmental, health and safety benefits provided by not having to handle and work with hazardous chemicals.

NTIC was first to develop the means of infusing volatile corrosion inhibiting chemical compounds (VCIs) into polyethylene and polypropylene resins. Combining ZERUST® chemical compounds with polyethylene and polypropylene resins permitted NTIC to introduce a line of plastic packaging products in the form of low and high-density polyethylene bags and shroud film, including stretch, shrink, skin, and bubble cushioning film, thereby giving customers the ability to ship and store ferrous, nonferrous, and mixed-metal products in a clean, dry, and corrosion-free condition, at an overall savings in total process costs. In addition to plastic packaging, NTIC has also developed VCI compounds to imbue kraft paper, corrugated cardboard, solid fiber, and chipboard packaging materials with corrosion protection properties. NTIC’s ZERUST® plastic and paper packaging products come in various thicknesses, strength enhancements, protection types, shapes, and sizes. This product line also includes items such as ZERUST® gun cases, car covers, and tool-drawer liners, which are targeted at retail consumers.

Liquids and Coatings. NTIC’s corrosion prevention solutions include a line of metal surface treatment liquids and coatings, which are oil, water, or bio-solvent based, and are marketed under brand names including Axxatec™, Axxanol™, and Z-Maxx™. These liquids and coatings provide powerful protection in aggressively corrosive environments, such as salt air, high humidity, and/or high temperatures. Products are formulated for most metal types and protection levels. For exceptionally harsh environments, customers may choose to use a combination of NTIC’s liquids and coatings with ZERUST® plastic and/or paper products to achieve robust corrosion protection during manufacturing, shipping, and warehousing stages.

Rust Removers and Cleaners. NTIC also sells rust removal and cleaning products, under the Axxaclean™ brand name, designed to restore rusty parts to a usable condition without the use of labor-intensive, abrasive cleaners that damage surfaces and commonly fail to remove rust from complex metal surfaces, like the teeth of small gears.

Diffusers. NTIC’s corrosion prevention solutions include a line of corrosion inhibiting vapor diffusers, such as ZERUST® ActivPak®, ZERUST® ICT® Vapor Capsules, ZERUST® ICT® Plastabs®, ZERUST® ICT® Cor-Tabs®, ZERUST® ICT® Pipe Strip, and ZERUST® ICT® Tube Strip. These diffusers are designed to protect metals within enclosures, like switch gearboxes and electronics cabinets, or can be used as extra protection when added to ZERUST® packaging products. Diffusers work by permeating the interior air of an enclosure with an invisible and odorless corrosion inhibiting vapor that settles as a protective layer on all metal surfaces that are within the range of a specific “radius of protection” for a period of one or two years depending on the product model. This invisible and dry protective layer revaporizes and dissipates into the air upon removal of a diffuser from an enclosure, leaving all surfaces clean, dry, residue-free, and corrosion-free.

Z-CIS® Technical Services. As an on-going effort to help NTIC’s customers improve and control their corrosion management processes, NTIC markets and offers unique corrosion management and consulting services to target customers. This ZERUST® corrosion inhibition system (known as Z-CIS®) leverages NTIC’s global network to dispatch highly-trained technical service engineers to customer sites to solve complex corrosion problems. Several major automotive companies and their automotive parts suppliers have used NTIC’s Z‑CIS® system.

ZERUST® Corrosion Prevention Solutions Designed Specifically for the Oil and Gas Industry.  NTIC has developed proprietary engineered corrosion inhibiting solutions specifically for the mitigation of corrosion of the types of capital assets used in the petroleum and chemical process industries and has targeted the sale of these ZERUST® corrosion solutions to potential customers in the oil and gas industry. NTIC’s consolidated net sales in fiscal 2021 included $3,793,466 in sales made to customers in the oil and gas industry, an increase of 36.3% from such sales in fiscal 2020. NTIC anticipates that its sales of ZERUST® products and services into the oil and gas industry will continue to remain subject to significant volatility, specifically due to economic factors, such as potential crude oil price changes and global production slowdowns caused by travel and other restrictions that may be reinstated as a result of the COVID-19 pandemic. NTIC anticipates that its sales of ZERUST® products and services into the oil and gas industry may be subject to additional volatility due to uncertainty caused by certain environmental policies of the current administration. Demand for ZERUST® oil and gas products around the world depends primarily on market acceptance and the reach of NTIC’s distribution network. Because of the typical size of individual orders and overall size of NTIC’s net sales derived from sales of oil and gas products, the timing of one or more orders can materially affect NTIC’s sales compared to prior fiscal year period sales. Projects in Europe and the Middle East are a small but strategically important part of the sales growth picture.

The infrastructure/assets that support the oil and gas industry are predominantly constructed using metals that are highly susceptible to corrosion. The industrial environment at these facilities usually contains compounds, including sulfides and chlorides, which cause aggressive corrosion. This problem affects the service life and safety of pipelines, petroleum storage tanks, spare parts in long-term storage, processing, and other critical equipment. In addition to the costs associated with the replacement of parts and structures, maintenance and repairs, and product loss, there are significant economic losses associated with critical infrastructure being down for repair and maintenance. Furthermore, there are also considerable health, safety, and environmental risks caused by corrosion that can greatly increase economic losses.  While the industry predominantly uses various paints/coatings, engineered alloys, cathodic protection, etc. to mitigate corrosion, there are several situations where such options are not feasible and NTIC believes that its ZERUST® oil and gas corrosion prevention solutions are more effective at minimizing maintenance downtime on critical oil and gas industry infrastructure, extend the life of such infrastructure, and reduce the risk of environmental pollution due to leaks caused by corrosion.

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

●

Zerion FVS is a unique inhibitor blend that is used in both the SSB Solutions and in internal pipeline protection. This “best-in-class” product has been successfully deployed at multiple client sites in North and South America, Europe, the Middle East, India as well as other parts of Asia.

●

Zerion FAN-5 is a lower cost inhibitor that is very effective at protecting metals upon contact. It can be used to treat large volumes of water that may be used for hydrotesting. In combination with Zerion FVS, it offers a more complete solution for the protection of pipeline internals.

●

AutoFog is a revolutionary product that allows for the quick VCI saturation of large volume spaces without the need for mechanical “fogging” equipment. This rapid self-diffusing capability is designed for sealed void spaces, protection of large/complex assets like heat exchangers, and heater-treaters.

Natur-Tec® Resin Compounds and Finished Products. NTIC manufactures and sells a broad range of bioplastic packaging solutions, including bio-based and certified compostable (fully biodegradable) polymer resin compounds, and finished products under the Natur-Tec® brand. NTIC’s consolidated net sales in fiscal 2021 included $10,939,385 in sales of Natur-Tec® resins and finished products, a decrease of 16.9% compared to sales in fiscal 2020. Market drivers such as volatile petroleum prices, reduced dependence on foreign oil, reduced carbon footprints, requirements by multinational brands for sustainable packaging solutions that meet Circular Economy and environmentally responsible end-of-life disposal mandates, and concerns about plastic residue in the environment have led to heightened interest in using sustainable, bio-based and renewable plant-biomass resources for the manufacture of plastics and industrial products. Plastics that are fully biodegradable in commercial composting or anaerobic digestor systems allow the safe and effective conversion of these plastics to carbon dioxide, water, and fertilizer at the end of their service life. Increased environmental and sustainability awareness at the corporate and consumer level, improved technical properties and product functionality, as well as recent foreign, state, and local governmental regulations banning the use of conventional plastics or mandating the use of certain biodegradable or compostable products, including regulations in China and India, have also fueled this interest in bio-based and biodegradable-compostable plastics. The term “bio-plastics” encompasses a broad category of plastics that are either bio-based, which means derived from renewable resources such as corn or cellulosic/plant material or blends thereof, or are engineered to be fully commercially compostable, or both.

Natur-Tec® resins and finished products sales in North America and finished product sales at NTIC’s majority-owned subsidiary in India, Natur-Tec India Private Limited, experienced reduced demand globally as a result of the COVID-19 pandemic. The COVID-19 pandemic continues to have an impact on demand from many large users of bioplastics, including college campuses, stadiums, arenas, restaurants, and corporate office complexes. These are expected to be some of the last businesses to re-open, and many of these institutions have still not reopened to pre-COVID capacity. Furthermore, production across the apparel industry has declined sharply, further decreasing demand for our Natur-Tec bioplastic bags, which have become an important part of the sustainability initiatives within this industry.

Resin Compounds. Natur-Tec® resin compounds are produced by blending commonly available base resins, such as Ecoflex® from BASF, Ingeo® PLA from NatureWorks LLC, and Luminy® from Total-Corbion with organic and inorganic fillers and proprietary polymer modifiers and compatibilizers using NTIC’s proprietary and patented ReX Process. In this process, biodegradable polymers, natural polymers made from renewable, plant-biomass resources, and organic and inorganic materials are reactively blended in the presence of proprietary compatibilizers and polymer modifiers to produce bio-based and/or compostable polymer resin formulations that exhibit unique and stable morphology. Natur-Tec® resin compounds are engineered for high performance, ease of processing, and reduced cost compared to most other bio-plastic materials and can be processed by converters using conventional plastic manufacturing processes and equipment.

Natur-Tec® resin compounds are sold in several grades tailored for a variety of applications, such as blown-film extrusion, profile extrusion, thermoforming, extrusion coating, and injection molding.

Natur-Tec® flexible film resin compounds are fully commercially compostable and meet the requirements of international standards for compostable plastics, such as ASTM (American Society for Testing and Materials) D6400 (U.S.), EN 13432 (European standards for products and services by European Committee for Standardization), and ISO (International Organization for Standardization) 17088, and are certified as 100% compostable by organizations including the BPI (Biodegradable Products Institute) in the United States and TÜV Austria in Europe. Natur-Tec® film resin compounds can be used to produce film for applications, such as bags, including compost bags, lawn and leaf bags, pet waste collection bags, and carry-out bags, agricultural film, and consumer and industrial packaging. Natur-Tec® film resin compounds are also used to produce bags and covers for branded apparel packaging and to manufacture specialty foodservice items, such as compostable drinking straws, thermoformed lids and disposable food-handling gloves.

The Natur-Tec® compostable extrusion coating resin compounds are bio-based and biodegradable and are designed to replace conventional plastic materials for extrusion coating applications. Natur-Tec® extrusion coating resin compounds are manufactured using sustainable and renewable resources, per the ASTM D6866 standard, which allows companies and consumers the opportunity to reduce or neutralize their carbon footprint and are designed to meet the requirements of international standards for compostable plastics, such as ASTM D6400. Natur-Tec® extrusion coating resin compounds provide good adhesion to paper, an excellent print surface, and good heat seal strength and the coating material is suitable for food contact applications, including both hot and cold applications. Natur-Tec® extrusion coating resin compounds can be used for coating paper and paperboards for the manufacture of disposable cups, plates, and other foodservice items.

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

The Natur-Bag® product line offers 15 different compostable trash bag sizes, from 3-gallon to 96-gallon, as well as shopper bags, produce bags and gloves. The bags are available in various SKU configurations, including retail packs that are sold to the consumer either through retail outlets or through online stores and industrial case packs that are sold to commercial and industrial customers primarily through wholesalers and distributors. The Natur-Bag® products are manufactured from the Natur-Tec® flexible film resin compounds and thus are fully biodegradable and compostable.

The Natur-Ware® product line consists of bio-based and compostable cutlery made from the Natur-Tec® compostable injection molding resin compounds. Natur-Ware® cutlery can be composted along with food scraps in zero-waste programs.

Both Natur-Bag® and Natur-Ware® products are certified fully commercially compostable and carry the BPI Compostable logo in the United States and the TÜV Austria OK Compost logo in Europe. Furthermore, these products were also independently tested and approved for use in organic waste diversion systems by Cedar Grove, one of the largest compost operators in the United States.

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

In China, NTIC sells its products and services through NTIC China. NTIC has wholly-owned or majority-owned subsidiaries to conduct its business in Brazil, Mexico, Vietnam and Singapore. In addition, effective as of September 1, 2021, NTIC purchased the remaining 50% ownership interest in its Indian joint venture, Harita-NTI Limited, and will continue selling its ZERUST products in India through this wholly-owned subsidiary.

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

Natur-Tec® Resin Compounds and Finished Products.  In the United States, NTIC markets its Natur-Tec® resin compounds and finished products through a network of national and regional distributors and independent manufacturer’s sales representatives and two NTIC direct sales employees as of August 31, 2021.  Target customers for Natur-Tec® finished products include individual consumers as well as commercial and institutional organizations, such as corporations and government agencies, and educational organizations, such as universities and school districts. NTIC is also targeting key national and regional retailers utilizing independent sales agents.  Target customers for Natur-Tec® resin compounds include plastics converters and foodserviceware brands that would purchase Natur-Tec® resin compounds to manufacture and sell their own finished bio-based and compostable end products, such as film, bags, and cutlery. Additionally, NTIC has targeted retailers and customers that may have applications for our products related to the COVID-19 pandemic.

Internationally, NTIC uses Natur-Tec India, Natur Tec Lanka, NTIC China and a network of international distributors to market its Natur-Tec® resin compounds and finished products. The government of India recently announced a phased ban on the manufacture and sale of single-use plastics beginning in July 2022. The first phase bans earbuds and plastic sticks used in balloons and ice cream. The second phase bans plastic cigarette packets and plastic bags less than 100 microns thick. Notably, compostable plastics are exempt from this ban. Accordingly, NTIC expects the market in India for bio-plastic packaging solutions to continue to grow substantially. Similarly, in the last fiscal year, NTIC saw a rise in the sales of Natur-Tec® products in China and anticipates that sales will continue to grow.

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

Natur-Tec® Resin Compounds and Finished Products. With respect to NTIC’s Natur-Tec® resin compounds and finished products, NTIC competes with several established companies that have been producing and selling similar products for a significantly longer time period and have significantly more sales, more extensive and effective distribution networks, and better brand recognition than NTIC.  Most of these companies also have substantially more financial and other resources than NTIC.  NTIC competes on the basis of performance, brand awareness, distribution network, product availability, product offering, improved shelf life, place of manufacture, and price.  Because of price competition, NTIC’s margins on its Natur-Tec® resin compounds and finished products are lower than its margins on its ZERUST® corrosion prevention solutions.  NTIC also has encountered in the past and could continue to encounter additional supply constraints for the base polymer resins used to manufacture NTIC’s Natur-Tec® resin compounds and finished products since there are a limited number of suppliers of such base polymer resins and limited capacity for their production.

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

NTIC anticipates that it will spend between $4,400,000 and $4,800,000 in fiscal 2022 on research and development activities.

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

NTIC’s Natur-Tec® resin compounds and finished products are produced at facilities in India, China, Malaysia, and the United States. NTIC’s Natur-Tec® resin compounds can be shipped to manufacturing facilities around the world, where they then can be converted into finished products, such as film or piece of cutlery. NTIC’s Natur-Tec® finished products are manufactured using NTIC’s Natur-Tec® resin compounds by select sub-contractors.

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

Availability of Raw Materials

NTIC does not typically carry excess quantities of raw materials because of historically widespread availability for such materials from various suppliers.  However, with respect to its Natur-Tec® resin compounds and finished products, there are a limited number of suppliers of the base resins used to manufacture the resin compounds and finished products. Additionally, there is growing demand for these base resins, which has caused cost increases and, more recently, supply issues.  In the past and during fiscal year 2021, NTIC has experienced some delays in obtaining these base resins. Due to supply chain disruptions associated with the COVID-19 pandemic and otherwise, NTIC experienced longer lead times for raw materials, was forced to find new suppliers of certain raw materials, and experienced raw material cost increases during fiscal 2021 compared to prior fiscal years. It is anticipated that these worldwide disruption in supply issues will continue throughout fiscal year 2022. Additionally, during fiscal year 2021, extreme weather caused supply chain disruptions and caused delays in receiving base resins.

In addition, a few raw materials and purchased parts used in NTIC’s rust and corrosion inhibiting products and Natur-Tec® finished products are sourced from suppliers who currently serve as NTIC’s sole source of supply for these materials and parts.  Although NTIC believes it can obtain these raw materials and parts from other suppliers, an unexpected loss of supply over a short period of time, including as a result of the worldwide disruption in supply issues, may not allow NTIC time to replace these sources in the ordinary course of business.

Backlog

NTIC had an estimated order backlog of $4,192,000 as of August 31, 2021, compared to $3,593,000 as of August 31, 2020, which was generally across all business units. Sales relating to this backlog are expected to be realized during first quarter of fiscal 2022. These are orders that are held by NTIC pending release instructions from the customers to be used for just-in-time production. Customers generally place orders on an “as needed” basis and expect delivery within a relatively short period of time.

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

Employees

As of August 31, 2021, NTIC had a total of 78 full-time employees located in North America, consisting of 21 in sales and marketing, 19 in research and development and lab, 27 in administration, and 11 in production.  As of August 31, 2021, NTIC’s wholly-owned subsidiary in China had 35 full-time employees, its majority-owned subsidiary in Brazil had 20 full-time employees, its majority-owned subsidiary in India had 9 full-time employees, its wholly owned subsidiary in Mexico had no full-time employees, and its holding company, NTI Asean, had no full-time employees. Effective as of September 1, 2021, NTIC purchased the remaining 50% ownership interest in its former Indian joint venture, Harita-NTI Limited, and will continue selling its ZERUST products in India through this wholly-owned subsidiary. Harita-NTI has 58 full-time employees. There are no unions representing NTIC’s employees, and NTIC believes that its relations with its employees are good.

Health, Safety and Environment

Health, safety and environment (HSE) are the cornerstone of NTIC. NTIC is in the business of converting unique, environmentally beneficial materials science into value added products and services for industrial and consumer applications. NTIC believes that it is responsible to its worldwide customers, its people, its communities and its stockholders, and NTIC takes these responsibilities seriously. NTIC is dedicated to investing in the future of the planet and NTIC’s people and intends to continue to invest in HSE protection and improvements in a timely manner consistent with available technology.

NTIC is guided by its Policy Statement on HSE, which sets forth NTIC’s HSE objectives, including ensuring that all activities across the value chain are conducted in a manner which is consistent with NTIC’s quality management standard and HSE programs, ensuring that business activities are conducted to prevent harm and protect health and safety, and developing, manufacturing, distributing and marketing products and services with full regard for HSE aspects. To accomplish these objectives, NTIC intends to, among other things, establish targets within its quality management standard and HSE programs to measure progress and ensure continuous improvement, provide safe and healthy workplaces for its employees, contractors and other service providers, and provide continued training to enable employees to meet their responsibility to contribute to compliance with NTIC’s HSE objectives.

Diversity and Inclusion

Diversity and inclusion are embedded in NTIC’s values and integrated into its strategies. NTIC’s Human Rights Policy was designed to align with the United Nations Global Compact and core elements of the United Nations Universal Declaration of Human Rights. NTIC is committed to providing an environment free of discrimination and harassment, where all individuals are treated with respect and dignity, can contribute fully, and have equal opportunities. NTIC has worked to build a diverse and inclusive workforce and is committed to equal opportunity. NTIC invests in building diverse talent pools and provides training to improve skills where appropriate. NTIC upholds and supports the right to equal treatment without discrimination or harassment.

Education

NTIC offers an educational assistance benefit program to eligible employees. NTIC may reimburse all or part of the registration and tuition costs for full-time employees who continue their education in a work-related field. In addition to educational assistance for formal education, NTIC may arrange training programs that enable employees to progress in their technical, commercial, or financial knowledge of NTIC’s business.

Compensation and Benefits

NTIC’s compensation program is designed to attract and retain talented employees in the industry by offering competitive compensation and benefits. NTIC has established fair and competitive pay levels that are based on local markets and job descriptions and are not based on gender, age, ethnicity, nationality or other personal characteristics or beliefs. NTIC provides compensation and benefits that are competitive and comply with applicable laws, and NTIC commits to a fair and living wage.

Values and Ethics

In connection with NTIC’s core values, NTIC acts in accordance with its Code of Ethics. NTIC’s Code of Ethics requires its employees, officers and directors to be honest, trustworthy, conscientious and dedicated to the highest standards of ethical business practices. Each employee, officer and director must know and abide by applicable laws.

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

Forward-Looking Statements

This report on Form 10-K contains not only historical information, but also forward-looking statements that are within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are subject to the safe harbor created by those sections. In addition, NTIC or others on NTIC’s behalf may make forward-looking statements from time to time in oral presentations, including telephone conferences and/or web casts open to the public, in press releases or reports, on NTIC’s Internet web site, or otherwise. All statements other than statements of historical facts included in this report or expressed by NTIC orally from time to time that address activities, events, or developments that NTIC expects, believes, or anticipates will or may occur in the future are forward-looking statements, including, in particular, the statements about NTIC’s plans, objectives, strategies, and prospects regarding, among other things, the statements about NTIC’s plans, objectives, strategies, and prospects regarding, among other things, NTIC’s financial condition, results of operations and business, the anticipated effect of COVID-19 on NTIC’s business, operating results and financial condition, the outcome of contingencies, such as legal proceedings. NTIC has identified some of these forward-looking statements in this report with words like “believe,” “can,” “may,” “could,” “would,” “might,” “forecast,” “possible,” “potential,” “project,” “will,” “should,” “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate,” “approximate,” “outlook,” or “continue” or the negative of these words or other words and terms of similar meaning. The use of future dates is also an indication of a forward-looking statement. Forward-looking statements may be contained in the notes to NTIC’s consolidated financial statements and elsewhere in this report, including under “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

●

The effect of worldwide disruption in supply issues on NTIC’s business, operating results and financial condition, which will likely continue throughout fiscal year 2022, regardless of the status of the COVID-19 pandemic;

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

●	Risks associated with NTIC’s international operations and exposure to fluctuations in foreign currency exchange rates, import duties, taxes, and tariffs;

●	The effect of the United Kingdom’s process to exit the European Union on NTIC’s operating results, including, in particular, future net sales of NTIC’s European and other joint ventures;

●	The effect of the health of the U.S. automotive industry on NTIC’s business;

●	NTIC’s dependence on the success of its joint ventures and fees and dividend distributions that NTIC receives from them;

●	Risks associated with NTIC’s recent acquisition of the remaining 50% ownership interest in its Indian joint venture, Harita-NTI;

●

NTIC’s relationships with its joint ventures and its ability to maintain those relationships, especially in light of anticipated succession planning issues, and risks associated with possible future acquisitions of the remaining ownership interests of certain joint ventures;

●	Fluctuations in the cost and availability of raw materials, including resins and other commodities, including supply chain disruptions and weather related impacts;

●

The success of and risks associated with NTIC’s emerging new businesses and products and services, including in particular NTIC’s ability and the ability of NTIC’s joint ventures to sell ZERUST® products and services to the oil and gas industry and Natur-Tec® products and the often lengthy and extensive sales process involved in selling such products and services;

●	NTIC’s ability to introduce new products and services that respond to changing market conditions and customer demand;

●	Market acceptance of NTIC’s existing and new products, especially in light of existing and new competitive products;

●	Maturation of certain existing markets for NTIC’s ZERUST® products and services and NTIC’s ability to grow market share and succeed in penetrating other existing and new markets;

●	Increased competition, especially with respect to NTIC’s ZERUST® products and services, and the effect of such competition on NTIC’s and its joint ventures’ pricing, net sales, and margins;

●	NTIC’s reliance upon and its relationships with its distributors, independent sales representatives, and joint ventures;

●	NTIC’s reliance upon suppliers;

●	Oil prices, which may affect sales of NTIC’s ZERUST® products and services to the oil and gas industry;

●	NTIC’s operations in China, and the risks associated therewith;

●

The costs and effects of complying with laws and regulations and changes in tax, fiscal, government, and other regulatory policies, including rules relating to environmental, health, and safety matters;

●	Unforeseen product quality or other problems in the development, production, and usage of new and existing products;

●	Unforeseen production expenses incurred in connection with new customers and new products;

●	Loss of or changes in executive management or key employees;

●	Ability of management to manage around unplanned events;

●	Pending and future litigation;

●	NTIC’s reliance on its intellectual property rights and the absence of infringement of the intellectual property rights of others;

●	NTIC’s ability to maintain effective internal control over financial reporting, especially in light of its joint venture arrangements;

●	Changes in applicable laws or regulations and NTIC’s failure to comply with applicable laws, rules, and regulations;

●	Changes in generally accepted accounting principles and the effect of new accounting pronouncements;

●	Fluctuations in NTIC’s effective tax rate;

●	The effect of extreme weather conditions on NTIC’s operating results; and

●	NTIC’s reliance upon its management information systems.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The two individuals named below have been designated by NTIC’s Board of Directors as “executive officers” of NTIC. Their ages and the offices held, as of November 15, 2021, are as follows:

Name	Age	Position with NTIC
G. Patrick Lynch	54	President and Chief Executive Officer

Matthew C. Wolsfeld	47	Chief Financial Officer and Corporate Secretary

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

Other corporate officers of NTIC, their ages, and offices held, as of November 15, 2021, are as follows:

Name	Age	Position with NTIC
Vineet R. Dalal	52	Vice President and Director – Global Market Development – Natur-Tec®

Gautam Ramdas	48	Vice President and Director – Global Market Development – Oil & Gas

Brian Haglund	37	Vice President of Operations – North America

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

Brian Haglund, an employee of NTIC since 2018, is currently serving as Vice President of Operations – North America. Prior to joining NTIC, Mr. Haglund held various leadership roles within Textron, a Fortune 500 industrial conglomerate. During his tenure with Textron, Mr. Haglund led various global operations and manufacturing facilities across the US, in China, and in Germany focusing on aerospace and industrial manufacturing. Mr. Haglund received an M.B.A. degree with a concentration in Finance from The Miller College of Business through Ball State University. He also holds a B.A. degree in Supply Chain Management from Eli Broad College of Business through Michigan State University.

Item 1A.         RISK FACTORS

The following are the most material factors known to NTIC that could materially adversely affect its business, operating results, or financial condition.

Risk Factors Summary

This summary is not complete and should be read in conjunction with the risk factors set forth below.

Risks Related to NTIC’s Business and Industry

●

Any weakness in the global economy, and in particular in the United States, Europe, India and China, and in the automotive industry, may negatively impact NTIC’s business, operating results, and financial condition.

●	The COVID-19 pandemic has adversely impacted and will likely continue to adversely impact NTIC’s business, operating results and financial condition.
●

Supply chain disruptions could interrupt product manufacturing, increase product costs and result in lost sales, which may have a material adverse effect on NTIC’s business, operating results and financial condition.

●	Disruptions to the distribution channels for NTIC’s products may negatively impact NTIC’s business, operating results, and financial condition.
●

NTIC’s dependence on key suppliers puts NTIC at risk of interruptions in the availability of its products, which could reduce its net sales and adversely affect its operating results and harm its reputation.

●

NTIC’s dependence on key suppliers puts NTIC at risk of interruptions in the availability of its products, which could reduce its net sales and adversely affect its operating results and harm its reputation.

●	Increases in prices for raw materials and components used in NTIC’s products could adversely affect NTIC’s operating results.
●	NTIC relies on others for its production and any interruptions of these arrangements could disrupt NTIC’s ability to fill its customers’ orders.
●

Changes to trade regulation, quotas, duties, or tariffs, caused by the changing U.S. and geopolitical environments or otherwise, may negatively impact NTIC’s business, operating results, and financial condition.

●

Global credit and financial markets in the past have experienced disruptions, including diminished liquidity and credit availability and rapid fluctuations in market valuations, which, if they happen again, could negatively impact NTIC’s business, operating results, and financial condition.

●	NTIC has limited staffing, faces challenges caused by its aging workforce and given its limited resources, it may not effectively manage its growth.

Risks Related to NTIC’s Joint Ventures

●

NTIC’s liquidity and financial position rely on the receipt of fees for services provided to its joint ventures and dividend distributions from its joint ventures. No assurance can be provided that NTIC will continue to receive such fees and dividend distributions in amounts NTIC historically has received or anticipates receiving.

●	Since a significant portion of NTIC’s earnings results from its equity income from joint ventures which varies quarter to quarter, NTIC’s earnings are subject to quarterly fluctuations.

Risks Related to NTIC’s International Operations and the Foreign Markets in which NTIC Operates

●

NTIC’s international business, which is conducted primarily through its subsidiaries and joint ventures, requires management attention and financial resources and exposes NTIC to difficulties and risks presented by international economic, political, legal, accounting, and business factors.

●

If sales of NTIC’s products and services by its joint venture in Germany were to decline significantly or if NTIC’s relationships with this joint venture were to deteriorate significantly, NTIC’s operating results likely would be adversely affected.

●	NTIC’s recent acquisition of the remaining 50% ownership interest of Harita-NTI and any future similar acquisitions involve risk.
●

NTIC China’s operations may be adversely affected by China’s evolving economic, political, and social conditions and intellectual property rights are difficult to enforce in China, which could harm NTIC’s business, results of operations, or financial condition.

●	Uncertainties with respect to the Chinese legal system may adversely affect the operations of NTIC China.
●	Failure to comply with the U.S. Foreign Corrupt Practices Act could subject NTIC to penalties and legal expenses.
●	Fluctuations in foreign currency exchange rates could result in declines in NTIC’s earnings and changes in NTIC’s foreign currency translation adjustments.
●	Economic uncertainty in developing markets could adversely affect NTIC’s revenue and earnings.

Risks Related to NTIC’s Products

●

NTIC faces intense competition in almost all of its product lines, including from competitors that have substantially greater resources than NTIC does. No assurance can be provided that NTIC will be able to compete effectively, which would harm its business and operating results.

●

NTIC’s ZERUST® rust and corrosion inhibiting products and services generate a significant portion of NTIC’s net sales and the net sales of NTIC’s joint ventures. Accordingly, if sales of these products and services were to decline, NTIC’s operating results would be adversely affected.

●

If NTIC is unable to continue to enhance its existing products and develop and market new products that respond to customer needs and achieve market acceptance, NTIC may experience a decrease in demand for its products, and its business could suffer.

●

No assurance can be provided that NTIC’s investments in additional research and development and marketing efforts and resources into the application of its corrosion prevention solutions into the oil and gas industry and the continued launch of its Natur-Tec® resin compounds and finished products will be successful.

●

NTIC’s strategy of expanding its corrosion prevention solutions into the oil and gas industry and continuing the expansion of its Natur-Tec® bioplastics resin compounds and finished products is risky and may not prove to be successful, which could harm NTIC’s operating results and financial condition.

●	NTIC’s dependence on manufacturing and logistical services provided by contractors could give rise to product defect or warranty liability.
●	The commercial success of NTIC’s Natur-Tec® resin compounds and finished products depends on the widespread market acceptance of products manufactured with bio-based and biodegradable resins.
●	NTIC relies on its joint ventures, distributors, manufacturer’s sales representatives, and other agents to market and sell its products.
●

NTIC may be subject to product liability claims or other claims arising out of the activities of its joint ventures, which could adversely affect NTIC and its business, and the sale of ZERUST® rust and corrosion inhibiting products into the oil and gas industry is risky in light of the hazards typically associated with such operations and the significant amount of potential liability involved.

●	The sale of ZERUST® rust and corrosion inhibiting products into the oil and gas industry is somewhat seasonal and dependent upon oil prices.
●

The expansion of NTIC’s corrosion prevention solutions into the oil and gas industry and the continued launch of NTIC’s Natur-Tec® resin compounds and finished products may require additional capital in the future, which may not be available or may be available only on unfavorable terms.

Risks Related to Governmental Regulation, Laws, and Compliance

●

NTIC’s business, properties, and products are subject to governmental regulation and taxes, compliance with which may require NTIC to incur expenses or modify its products or operations, and which may expose NTIC to penalties for non-compliance. Governmental regulation also may adversely affect the demand for some of NTIC’s products and its operating results.

●	Fluctuations in NTIC’s effective tax rate could have a significant impact on NTIC’s financial position, results of operations, or cash flows.
●	Certain of NTIC’s operations are subject to regulation by the U.S. Food and Drug Administration.
●	NTIC’s reliance upon patents, trademark laws, trade secrets, and contractual provisions to protect its proprietary rights may not be sufficient to protect its intellectual property.
●	NTIC’s compliance with generally accepted accounting principles any changes in such principles might adversely affect NTIC’s operating results and financial condition.

Risks Related to NTIC’s Common Stock

●

The trading volume of NTIC’s common stock is typically very low, leaving NTIC’s common stock open to risk of high volatility and the price and trading volume has been, and may continue to be, volatile.

●	A large percentage of NTIC’s outstanding common stock is held by insiders, and, as a result, the trading market for NTIC’s common stock is not as liquid as the stock of other public companies.

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

NTIC’s operating results are especially dependent upon the economic health of the economies in the United States, Europe, India and China. Since a significant portion of NTIC’s ZERUST® rust and corrosion inhibiting products and services are sold to customers in the automotive industry, adverse economic conditions affecting the automotive industry, in particular, may result in an adverse effect on NTIC’s net sales and its other operating results. Accordingly, any weakness in the global economy, particularly the United States, Europe, India and China, and in the automotive industry, including decreased production resulting from the ongoing microchip shortage, have negatively impacted and may continue to negatively impact NTIC’s business, operating results, and financial condition.

The COVID-19 pandemic has adversely impacted and will likely continue to adversely impact NTIC’s business, operating results and financial condition.

The COVID-19 pandemic has resulted in a periodic, substantial curtailment of business activities worldwide and has caused, and may again cause, recessionary economic conditions in many countries, including the United States and many countries abroad. As part of efforts to contain the spread of COVID-19, many state, local and foreign governments at times imposed various restrictions on the conduct of business and travel, including lockdowns imposed in parts of China and India during fiscal 2021. While some of these restrictions have been curtailed or lifted, others have been reinstated or may be reinstated in the future. Government restrictions, such as stay-at-home orders, quarantines and worker absenteeism as a result of COVID-19 have led to a significant number of business closures and slowdowns. These business closures and slowdowns adversely impacted, and will likely continue to adversely impact, NTIC directly and have caused its customers and suppliers to slow or stop production, which has significantly disrupted and will likely continue to significantly disrupt NTIC’s sales, production and supply chain. These and other factors, such as uncertainty due to the Delta variant and other COVID-19 variants that may arise, contributed to NTIC experiencing significantly decreased global demand for its products and services during fiscal 2021 and fiscal 2020 and increased supply chain and shipping costs and disruptions, which will likely continue during fiscal 2022. This significantly decreased demand has had, and will likely continue to have, a material adverse effect on NTIC’s business, operating results and financial condition in fiscal 2022. Due to the international reach of COVID-19, NTIC anticipates that its international joint ventures will continue to be adversely impacted by the causes listed above, as well as other local issues that may arise, which will likely continue to have a material adverse effect on NTIC’s joint venture operations and equity in income from joint ventures. It is currently not possible to predict the precise potential impact, as well as the extent of any impact, of the COVID-19 pandemic on NTIC’s business, and on the global economy as a whole. It is also currently not possible to predict how long the pandemic will last or the time that it will take for economic activity to return to prior levels or supply chain disruptions to cease. A prolonged situation could have a significant adverse effect on economies and financial markets globally, potentially deepening the current worldwide economic downturn, which could have a significant adverse effect on NTIC’s business, operating results and financial condition.

The extent to which the COVID-19 pandemic impacts NTIC’s business will likely depend on numerous evolving factors that NTIC may not be able to accurately predict, including:

●	the duration and scope of the pandemic;
●	governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic;
●	the availability, acceptance and efficacy of vaccines;
●	the spread of COVID-19 variants;
●	the impact of the pandemic on economic activity and actions taken in response;
●	the effect on NTIC’s customers and demand for its products and services;
●	NTIC’s ability to continue to manufacture and sell its products and services, including as a result of travel restrictions and people working from home;
●	the ability of NTIC’s customers to pay for its products and services; and
●	any closures of NTIC’s facilities and the facilities of its customers and suppliers.

Any of these events could materially adversely affect NTIC’s business, operating results and financial condition. In addition, the COVID-19 pandemic has already adversely affected and could continue to adversely affect NTIC’s stock price.

Supply chain disruptions could interrupt product manufacturing, increase product costs and result in lost sales, which may have a material adverse effect on NTIC’s business, operating results and financial condition.

Supply chain disruptions, resulting from factors such as the COVID-19 pandemic, labor supply shortages and shipping container shortages, have impacted, and may continue to impact, NTIC and its third-party manufacturers. These disruptions have resulted in longer lead times and increased product costs and shipping expenses. While NTIC has taken steps to minimize the impact of these increased costs by working closely with its suppliers and customers, there can be no assurances that unforeseen events impacting the supply chain will not have a material adverse effect on NTIC in the future. Additionally, the impacts supply chain disruptions have on NTIC’s third-party manufacturers are not within NTIC’s control. It is not currently possible to predict how long it will take for these supply chain disruptions to cease. Prolonged supply chain disruptions impacting NTIC and its third-party manufacturers could interrupt product manufacturing, increase product costs and result in lost sales, which may have a material adverse effect on NTIC’s business, operating results and financial condition.

Disruptions to the distribution channels for NTIC’s products may negatively impact NTIC’s business, operating results, and financial condition.

During fiscal 2021, supply chain disruptions began to emerge because of the COVID-19 pandemic, shipping container shortages, and the changes in global demand. Ocean freight capacity issues continue to persist worldwide as there is much greater demand for shipping and reduced capacity and equipment, which has resulted in significantly longer shipping times and significant price increases per shipping container. Shipping companies are charging priority booking fees to allocate space as they have fewer ships and workers operating. While NTIC continues to manage and evaluate its freight carriers, there is no indication that these shipping delays and increased shipping container rates will return to historical levels in the near-term, and these delays and increases could have a material adverse effect on NTIC’s consolidated results of operations. Furthermore, transportation delays, increases on shipping containers, more extensive travel restrictions, closures or disruptions of businesses and facilities or social, economic, political or labor instability in the affected areas may impact the operations of NTIC’s suppliers, which could in turn adversely affect NTIC, and its revenues and operating costs. Any of these disruptions may negatively impact NTIC’s business, operating results, and financial condition.

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

Shortages of raw materials, quality control problems, production capacity constraints, or delays by suppliers could negatively affect NTIC’s ability to meet its production obligations and result in increased prices for affected parts. For example, the rapid growth in demand for bioplastics products globally has increased the demand and the price for plastic resins, and limited suppliers of such plastic resins may experience shortages caused by demand outpacing their production capabilities, which could result in NTIC’s inability to produce its Natur-Tec® products promptly or in the volumes demanded. Additionally, the impact of the COVID-19 pandemic has caused supply shortages, which also could result in NTIC’s inability to produce its Natur-Tec® products. These and other shortages, constraints, or delays may result in delays in shipments of products or components, which could adversely affect NTIC’s net sales and other operating results and its reputation. From time to time, materials and components used in NTIC’s products are subject to allocation because of shortages of these materials and components.

Increases in prices for raw materials and components used in NTIC’s products could adversely affect NTIC’s operating results.

NTIC uses certain raw materials and components in its products, including in particular plastic resins, which are subject to price increases. In light of increased global demand for bioplastics, the prices of certain plastic resins have increased, which could adversely affect gross margins on NTIC’s Natur-Tec® products. The COVID-19 pandemic has caused additional shortages in certain raw materials and components, which could adversely affect the cost and/or production of NTIC’s products. Additionally, changes to international trade agreements could result in additional tariffs, duties, or other charges on raw materials or components we import into the U.S. Increases in prices for raw materials and components used in NTIC’s products could adversely affect NTIC’s gross margins and other operating results.

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

There is significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, taxes, government regulations, and tariffs. The Trump administration had signaled support for implementing and, in some instances, proposed or took action with respect to major changes to certain trade policies in an effort to encourage U.S. production. Such changes included the imposition of additional tariffs on imported products in an effort to address trade imbalances, specifically with China, the withdrawal of the U.S. from the Trans-Pacific Partnership, and the renegotiation of the North American Free Trade Agreement. In response to such actions, certain countries imposed retaliatory actions against the U.S. NTIC and its subsidiaries and joint ventures engage in sales outside of the United States and is, therefore, negatively impacted by such actions. Any changes or potential changes in trade policies in the United States, including changes made by the Biden administration, and the potential corresponding actions by other countries in which NTIC does business could adversely and materially affect NTIC’s business, results of operations, and financial condition.

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

Although we have not experienced any material labor shortage to date, we have recently observed an overall tightening and increasingly competitive labor market. A sustained labor shortage or increased turnover rates within our employee base, caused by COVID-19 or as a result of general macroeconomic factors, could lead to increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain employees, and could negatively affect our ability to efficiently operate our manufacturing and distribution facilities and overall business. If we are unable to hire and retain employees capable of performing at a high-level, or if mitigation measures we may take to respond to a decrease in labor availability, such as overtime and third-party outsourcing, have unintended negative effects, our business could be adversely affected. An overall labor shortage, lack of skilled labor, increased turnover or labor inflation, caused by COVID-19 or as a result of general macroeconomic factors, could have a material adverse impact on NTIC’s operations, results of operations, liquidity or cash flows.

NTIC faces challenges caused by its aging workforce, and NTIC may not be able to recruit, train and retain adequate replacements for its qualified and skilled employees.

Many of our employees are approaching retirement age. As these experienced employees retire, we may have difficulty recruiting new employees with comparable qualifications and experience, and we may be unable to transfer our employees’ institutional knowledge successfully to new qualified employees. Any such failures would be exacerbated at times of peak demand. Our failure to recruit and train new employees and to ensure they obtain the adequate qualifications and experience could result in reduced revenues, loss of customer goodwill and a material negative impact on our results of operations.

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

Risks Related to NTIC’s Joint Ventures

NTIC’s liquidity and financial position rely on the receipt of fees for services provided to its joint ventures and dividend distributions from its joint ventures. No assurance can be provided that NTIC will continue to receive such fees and dividend distributions in amounts NTIC historically has received or anticipates receiving.

NTIC conducts business, either directly or indirectly, through several joint venture arrangements that operate in North America, Europe, and Asia. Each of these joint ventures manufactures, markets, and sells finished products in the geographic territory that it is assigned. NTIC’s receipt of funds as a result of sales by its joint ventures is dependent upon NTIC’s receipt of fees for services that NTIC provides to its joint ventures based primarily on the net sales of the individual joint ventures and NTIC’s receipt of dividend distributions from its joint ventures based on the profitability of its joint ventures. NTIC’s liquidity and financial position in part rely on NTIC’s receipt of fees for services that NTIC provides to its joint ventures and dividend distributions from its joint ventures. During fiscal 2021, NTIC recognized $5,964,260 in fees and $3,665,365 in dividend distributions from its joint ventures. Because NTIC owns 50% or less of each of its joint venture entities, NTIC does not control the decisions of these entities regarding whether to pay dividends and, if paid, how much they should be in any given year. Thus, NTIC cannot guarantee that any of its joint ventures will pay dividends in any given year. The failure of NTIC’s joint ventures to declare dividends or the failure of NTIC to receive fees for services provided to joint ventures in amounts typically expected by NTIC could adversely affect NTIC’s liquidity and financial position.

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

Risks Related to NTIC’s International Business and the Foreign Markets in which NTIC Operates

NTIC’s international business, which is conducted primarily through its subsidiaries and joint ventures, requires management attention and financial resources and exposes NTIC to difficulties and risks presented by international economic, political, legal, accounting, and business factors.

NTIC sells products and services directly, through its wholly-owned and majority-owned subsidiaries, and indirectly, via a network of joint ventures, independent distributors, manufacturer’s sales representatives, and agents in over 65 countries, including countries in North America, South America, Europe, Asia, and the Middle East. One of NTIC’s strategic objectives is the continued expansion of its international operations. The expansion of NTIC’s existing international operations and entry into additional international markets requires management attention and financial resources.

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

Several factors, including implications of withdrawal by the U.S. from, or revision to, international trade agreements, foreign policy changes between the U.S. and other countries, weakened international economic conditions, or the impact of sovereign debt defaults by certain European countries, could adversely affect our international net sales. Additionally, the expansion of our existing international operations and entry into additional international markets require significant management attention and financial resources. In many of the countries in which NTIC sells its products directly or indirectly through NTIC China, Zerust Brazil, Natur-Tec India, Natur-Tec Lanka, Zerust Mexico, Zerust Singapore, Zerust Vietnam and NTI Asean, its joint ventures, distributors, representatives, and agents are, to some degree, subject to political, economic, and/or social instability. NTIC’s international operations expose NTIC and its joint venture partners, distributors, representatives, and agents to risks inherent in operating in foreign jurisdictions. These risks include:

●	difficulties in managing and staffing international operations and the required infrastructure costs, including legal, tax, accounting, and information technology;
●

the imposition of additional U.S. and foreign governmental controls or regulations, new trade restrictions, and restrictions on the activities of foreign agents, representatives, and distributors, the imposition of costly and lengthy export licensing requirements and changes in duties and tariffs, license obligations, and other non-tariff barriers to trade;

●

the imposition of U.S. and/or international sanctions against a country, company, person, or entity with whom NTIC does business that would restrict or prohibit continued business with the sanctioned country, company, person, or entity;

●	pricing pressure that NTIC or its joint ventures, distributors, representatives, and agents may experience internationally;
●	laws and business practices favoring local companies;
●	adverse currency exchange rate fluctuations;
●	longer payment cycles and difficulties enforcing agreements and collecting receivables through certain foreign legal systems;
●	national and international conflicts, including foreign policy changes or terrorist acts;
●	difficulties in enforcing or defending intellectual property rights;
●	multiple, changing, and often inconsistent enforcement of laws and regulations; and
●	the potential payment of U.S. income taxes on certain earnings of joint ventures upon repatriation.

Furthermore, in June 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union, commonly referred to as “Brexit.” The United Kingdom officially terminated its membership of the European Union on January 31, 2020 and remained in a transition phase until December 31, 2020. The British government continues to negotiate the terms of the United Kingdom’s future relationship with the European Union. Although it is unknown what those terms will be, or whether an agreement will be reached, it is possible that there will be increased regulatory complexities, which could affect NTIC’s ability to sell its products in certain European Union countries. Brexit has created legal, political and economic uncertainty, which could subject NTIC to heightened risks in that region, including disruptions to trade and free movement of goods, services, and people to and from the United Kingdom, and increased foreign exchange volatility with respect to the British pound. NTIC does not know to what extent these changes will impact its business. Any of these effects of Brexit, and other similar referenda that NTIC cannot anticipate, could adversely affect its business, operations, and financial results.

Out of NTIC’s joint ventures, NTIC’s joint venture in Germany is the most significant in terms of assets and income to NTIC. If sales of NTIC’s products and services by this joint venture were to decline significantly or if NTIC’s relationships with this joint venture were to deteriorate significantly, NTIC’s operating results likely would be adversely affected.

NTIC considers its joint venture in Germany (EXCOR) to be individually significant to NTIC’s consolidated assets and income and, therefore, provides certain additional information regarding EXCOR in the notes to NTIC’s consolidated financial statements and in certain sections of this report, in addition to a few other entities for fiscal 2020. Of the total equity in income from joint ventures of $7,465,214 during fiscal 2021, NTIC had equity in income from joint ventures of $4,400,403 attributable to EXCOR. Of the total fee income for services provided to joint ventures of $5,964,260 during fiscal 2021, fees of $920,902 were attributable to EXCOR. Accordingly, if sales of NTIC’s products and services by this joint venture were to decline significantly or if NTIC’s relationships with this joint venture were to deteriorate significantly such that the joint venture terminated or was not motivated to sell NTIC’s products and services, NTIC’s operating results likely would be adversely affected. While this is also true with respect to the other joint venture entities of which additional information is provided in NTIC’s consolidated financial statements and in certain other sections of this report, the significance is not as great as with EXCOR.

NTIC’s recent acquisition of the remaining 50% ownership interest of Harita-NTI and any future similar acquisitions involve risk.

Effective as of September 1, 2021, NTIC acquired the remaining 50% ownership interest in its Indian joint venture, Harita-NTI. It is possible that as part of its succession planning efforts with respect to its joint venture partners that NTIC may complete similar acquisitions in the future. Similar future acquisitions will depend, in part, on the availability of similar opportunities or other suitable acquisition candidates at acceptable prices, terms, and conditions and the availability of capital and personnel resources to complete such acquisitions and run and integrate the acquired business effectively. These acquisitions involve risk and may harm NTIC’s business, reputation, financial condition, and operating results. For instance, the benefits of the recent Harita-NTI acquisition or any future acquisition may take more time than expected to develop or integrate into NTIC’s operations, and NTIC cannot guarantee that either the Harita-NTI or any future acquisitions will, in fact, produce any benefits. Acquisitions, including the recent Harita-NTI acquisition, involve a number of risks, the occurrence of which could adversely affect NTIC’s business, reputation, financial condition, and operating results, including:

●	diversion of management's attention to manage and integrate the acquired business;
●	disruption to existing operations and plans;
●	inability to effectively manage the expanded operations;
●

difficulties or delays, which may be exacerbated by the impact of COVID-19, in integrating and assimilating information and financial systems, internal controls, operations, manufacturing processes and products of an acquired business or in realizing projected efficiencies, growth prospects, cost savings, and other synergies;

●	potential loss of key employees, customers or suppliers of the acquired businesses or adverse effects on existing business relationships with employees, customers or suppliers;
●

write-off of significant amounts of goodwill, other intangible assets, and/or long-lived assets as a result of deterioration in the performance of an acquired business, adverse market conditions, changes in the competitive landscape, changes in laws or regulations that restrict activities of an acquired business, or as a result of a variety of other circumstances;

●

violation of confidentiality, intellectual property, and non-compete obligations or agreements by employees of an acquired business or lack of or inadequate formal intellectual property protection mechanisms in place at an acquired business;

●

adverse impact on overall profitability if NTIC’s expanded operations do not achieve the growth prospects, net sales, net earnings, cost and/or revenue synergies, or other financial results projected in NTIC’s valuation models, delays in the realization thereof or costs or charges incurred to achieve any revenue or cost synergies;

●

reallocation of amounts of capital from other operating initiatives and/or an increase in leverage and debt service requirements to pay acquisition purchase prices, which could in turn restrict NTIC’s ability to access additional capital when needed or limit its ability to pursue other important elements of its business strategy;

●	inaccurate assessment of additional post-acquisition, undisclosed, contingent or other liabilities or problems, unanticipated costs associated with an acquisition; and
●

impacts as a result of purchase accounting adjustments, incorrect estimates made in the accounting for acquisitions, incurrence of non-recurring charges, or other potential financial accounting or reporting impacts.

In addition, effective internal controls are necessary for NTIC to provide reliable and accurate financial reports and to effectively prevent fraud. The integration of acquired businesses may result in NTIC’s systems and controls becoming increasingly complex and more difficult to manage. NTIC devotes significant resources and time to comply with the internal control over financial reporting requirements of the Sarbanes-Oxley Act of 2002. However, it cannot be certain that these measures will ensure that NTIC designs, implements, and maintains adequate control over its financial processes and reporting in the future, particularly in the context of acquisitions of other businesses. Any difficulties in the assimilation of acquired businesses into NTIC’s internal control framework could harm its operating results or cause NTIC to fail to meet its financial reporting obligations. Also, acquisitions require the consent of PNC Bank, National Association under NTIC’s loan agreement with PNC Bank. NTIC cannot predict whether such approvals would be forthcoming or the terms on which PNC Bank would approve such acquisitions. These risks, among others, could be heightened if NTIC completes a large acquisition or multiple transactions within a relatively short period of time.

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

Local regulations in China related to the recent electric power shortage may adversely affect NTIC China’s operations. For example, these regulations could result in partial or complete factory shutdowns due to a lack of continuous supply of electrical power. Additionally, the price of electric power may be increased, and peak-demand periods during which prices are higher may be extended by local governments. Although NTIC China’s operations have not been significantly impacted by regulations related to electric power shortages to date, such regulations may in the future decrease or shut down production or increase product costs, which could adversely affect NTIC’s business, results of operations, and financial condition.

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

NTIC’s ZERUST® rust and corrosion inhibiting products and services generate a significant portion of NTIC’s net sales and the net sales of NTIC’s joint ventures. During fiscal 2021, 80.6% of NTIC’s consolidated net sales were derived from sales of ZERUST® rust and corrosion inhibiting products and services. While the net sales of NTIC’s joint ventures are not included in NTIC’s net sales on NTIC’s consolidated financial statements, NTIC’s receipt of fees for services that NTIC provides to its joint ventures and NTIC’s receipt of dividend distributions from its joint ventures are based primarily on the revenues and profitability of the joint ventures. Accordingly, if sales of these products and services were to decline due to increased competition, the introduction of a new disruptive technology, or otherwise, NTIC’s operating results would be adversely affected.

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

NTIC’s strategy of expanding its corrosion prevention solutions into the oil and gas industry and continuing the expansion of its Natur-Tec® bioplastics resin compounds and finished products, either directly or indirectly through joint ventures and independent distributors and agents, is risky and subject to all of the risks inherent in the establishment of a new business enterprise, including:

●	the absence of a significant operating history;
●	the lack of commercialized products;
●	the lack of market acceptance of new products;
●	expected substantial and continual losses for such businesses for the foreseeable future;
●	the lack of manufacturing experience and limited marketing experience;
●	an expected reliance on third parties for the manufacture and commercialization of some of the products;
●	a competitive environment characterized by numerous, well-established and well-capitalized competitors;
●	insufficient capital and other resources; and
●	reliance on key personnel.

NTIC’s dependence on manufacturing and logistical services provided by contractors could give rise to product defect or warranty liability.

NTIC uses third-party manufacturers to produce the majority of its products. In addition, NTIC relies upon certain contractors for logistical services. Although NTIC’s arrangements with its contract manufacturers and contractors may contain provisions for warranty expense reimbursement, NTIC may remain responsible to its customers for warranty service in the event of product defects and could experience an unanticipated product defect or warranty liability. In addition, product defects could harm NTIC’s reputation amongst its customers.

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

The expansion of NTIC’s corrosion prevention solutions into the oil and gas industry and the continued expansion of NTIC’s Natur-Tec® resin compounds and finished products will continue to require resources during fiscal 2022 and beyond. To the extent that NTIC’s existing capital, including amounts available under its revolving line of credit, is insufficient to meet these requirements, NTIC may raise additional capital through financings or additional borrowings. Any equity or debt financing, if available at all, may be on terms that are not favorable to NTIC, and any equity financings could result in dilution to NTIC’s stockholders.

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

NTIC’s business, properties, and products are subject to a wide variety of international, federal, state, and local laws, rules, taxes, and regulations relating to the protection of the environment, natural resources, and worker health and safety and the use, management, storage, and disposal of hazardous substances, wastes, and other regulated materials. These laws, rules, and regulations may affect the way NTIC conducts its operations, and the failure to comply with these regulations could lead to fines and other penalties. These laws, rules, and regulations may be subject to change by the Biden administration, which has stalled construction of the Keystone XL Pipeline and may in the future take action to further restrict such activities. Further, because NTIC owns and operates real property, various environmental laws also may impose liability on NTIC for the costs of cleaning up and responding to hazardous substances that may have been released on NTIC’s property, including releases unknown to NTIC. These environmental laws and regulations also could require NTIC to pay for environmental remediation and response costs at third-party locations where NTIC disposed of or recycled hazardous substances. NTIC’s future costs of complying with the various environmental requirements, as they now exist or may be altered in the future, could adversely affect NTIC’s financial condition and operating results. NTIC is also subject to other international, federal, and state laws, rules, and regulations, the future non-compliance with which may harm NTIC’s business or may adversely affect the demand for some of its products. Changes in laws and regulations, including changes in accounting standards and taxation changes, including tax rate changes, new tax laws, and revised tax law interpretations, also may adversely affect NTIC’s operating results.

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

Risks Related to NTIC’s Intellectual Property

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

The number of shares of NTIC’s common stock being traded daily is often very low, and on some trading days, there is no trading volume at all. During fiscal 2021, the daily trading volume ranged from 400 shares to 100,200 shares. Any NTIC stockholder wishing to sell his, her, or its stock may cause a significant fluctuation in the trading price of NTIC’s common stock. In addition, low trading volume of a stock increases the possibility that, despite rules against such activity, the price of the stock may be manipulated by persons acting in their own self-interest. NTIC may not have adequate market makers and market making activity to prevent manipulation in its common stock.

The price and trading volume of NTIC’s common stock has been, and may continue to be, volatile.

The market price and trading volume of NTIC’s common stock price historically has fluctuated over a wide range. During fiscal 2021, the sale price of NTIC’s common stock ranged from a low of $7.79 per share to a high of $21.50 per share, and the daily trading volume ranged from 400 shares to 100,200 shares. It is likely that the price and trading volume of NTIC’s common stock will continue to fluctuate in the future. The securities of small capitalization companies, including NTIC, from time-to-time experience significant price and volume fluctuations, often unrelated to the operating performance of these companies. Securities class action litigation is sometimes brought against a company following periods of volatility in the market price of its securities or for other reasons. NTIC may become the target of similar litigation, especially if NTIC fails to meet its annual projected financial guidance or lowers its annual projected financial guidance. Securities litigation, whether with or without merit, could result in substantial costs and divert management’s attention and resources, which could harm NTIC’s business, operating results, and financial condition as well as the market price of its common stock.

A large percentage of NTIC’s outstanding common stock is held by insiders, and, as a result, the trading market for NTIC’s common stock is not as liquid as the stock of other public companies.

As of November 15, 2021, NTIC had 9,187,446 shares of common stock outstanding, 23.5% of which were beneficially owned by directors, executive officers, principal stockholders, and their respective affiliates. The stock of companies with a substantial amount of stock held by insiders is usually not as liquid as the stock of other public companies where insider ownership is not as concentrated. Thus, the trading market for shares of NTIC’s common stock may not be as liquid as the stock of other public companies.

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

One of NTIC’s principal stockholders beneficially owns a significant percentage of NTIC’s outstanding common stock and is affiliated with NTIC’s President and Chief Executive Officer and, thus, may be able to influence matters requiring stockholder approval, including the election of directors, and could discourage or otherwise impede a transaction in which a third-party wishes to purchase NTIC’s outstanding shares at a premium.

As of November 15, 2021, Inter Alia Holding Company, or Inter Alia, beneficially owned approximately 13.1% of NTIC’s outstanding common stock. Inter Alia is an entity partially owned by G. Patrick Lynch, NTIC’s President and Chief Executive Officer and director, as well as two other members of the Lynch family. Mr. Lynch shares voting and dispositive power of shares of NTIC’s common stock held by Inter Alia with the other owners. As a result of his share ownership through Inter Alia and his position as President and Chief Executive Officer and director of NTIC, Mr. Lynch may be able to influence the affairs and actions of NTIC, including matters requiring stockholder approval, such as the election of directors and approval of significant corporate transactions. The interests of Mr. Lynch and Inter Alia may differ from the interests of NTIC’s other stockholders. This concentration of ownership may have the effect of delaying, preventing, or deterring a change in control of NTIC, could deprive NTIC’s stockholders of an opportunity to receive a premium for their common stock as part of a sale or merger of NTIC, and may negatively affect the market price of NTIC’s common stock. Transactions that could be affected by this concentration of ownership include proxy contests, tender offers, mergers, or other purchases of common stock that could give stockholders the opportunity to realize a premium over the then-prevailing market price for shares of NTIC’s common stock.

General Risk Factors

Climate change, or legal, regulatory, or market measures to address climate change, may negatively affect our business and operations.

Climate change resulting from increased concentrations of carbon dioxide and other greenhouse gases in the atmosphere may have an adverse impact on global temperatures, weather patterns and the frequency and severity of extreme weather and natural disasters, such as hurricanes, tornadoes, earthquakes, wildfires or flooding. Climate change may also cause water shortages, changes in rainfall and storm patterns, changes in sea levels and other negative weather and climate patterns. Such weather conditions could pose physical risks to our facilities and disrupt operation of our supply chain and may impact operational costs.

The increasing global focus on climate change and the need for corporate change also may lead to new regional, federal, and/or global legal and regulatory requirements to reduce or mitigate the effects of greenhouse gases. Inconsistency of regulations in the countries in which we operate may affect the costs of compliance with such legal or regulatory requirements. Additionally, in the event that such regulation is enacted and is more aggressive than the sustainability measures that we are currently undertaking to monitor our emissions and improve our energy efficiently, we may be subject to curtailment or reduced access to resources or experience significant increases in our costs of operation and delivery. As a result, climate change could negatively affect our business and operations.

In addition, public company stockholders are increasingly sensitive to the climate change impacts and mitigation efforts of companies, are increasingly seeking enhanced disclosure on the risks, challenges, governance implications, and financial impacts of climate change faced by companies and are demanding that companies take a proactive approach to addressing perceived environmental risks, including risks associated with climate change, relating to their operations. Adverse publicity or climate-related litigation that impacts us could have a negative impact on our business.

Severe weather could have a material adverse effect on our business.

NTIC’s business has been and could in the future be materially and adversely affected by severe weather. NTIC’s customers, including in particular NTIC’s oil and gas customers, may have operations located in parts of the southern United States or other places and may be adversely affected by hurricanes and tropical storms, resulting in reduced demand for NTIC’s products and services or increased operating costs. Furthermore, NTIC’s customers and raw material suppliers’ operations have been and could in the future be adversely affected by such hurricanes and other extreme or seasonal weather conditions. During fiscal year 2021, extreme weather caused supply chain disruptions and caused delays in receiving base resins. Adverse weather can also directly impede NTIC’s operations. Repercussions of severe weather conditions may include:

●	curtailment of services or reduced demand for products;
●	weather-related damage to facilities and equipment, resulting in suspension of operations;
●	inability to deliver equipment, personnel and products to job sites in accordance with contract schedules or increased transportation or other operating costs; and
●	loss of productivity.

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

One of NTIC’s growth strategies may be to expand its business by entering into additional joint ventures and alliances and acquiring businesses, technologies, and products that complement or augment NTIC’s existing products. The benefits of a joint venture, alliance, or acquisition may take more time than expected to develop, and NTIC cannot guarantee that any future joint ventures, alliances, or acquisitions will in fact produce the intended benefits. In addition, joint ventures, alliances, and acquisitions involve a number of risks, including:

●	diversion of management’s attention;
●	difficulties in assimilating the operations and products of a new joint venture or acquired business or in realizing projected efficiencies, cost savings, and revenue synergies;
●	potential loss of key employees or customers of the new joint venture or acquired business or adverse effects on existing business relationships with suppliers and customers;
●	adverse impact on overall profitability if the new joint venture or acquired business does not achieve the financial results projected in NTIC’s valuation models;
●

reallocation of amounts of capital from other operating initiatives and/or an increase in NTIC’s leverage and debt service requirements to pay the joint venture capital contribution or the acquisition purchase price, which could in turn restrict NTIC’s ability to access additional capital when needed or to pursue other important elements of NTIC’s business strategy;

●	inaccurate assessment of undisclosed, contingent, or other liabilities or problems and unanticipated costs associated with the new joint venture or acquisition; and
●	incorrect estimates made in the accounting for acquisitions, occurrence of non-recurring charges, and write-off of significant amounts of goodwill that could adversely affect NTIC’s operating results.

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

Not applicable.

Item 2.         PROPERTIES

NTIC’s principal executive offices, production facilities, and domestic research and development operations are located at 4201 Woodland Road, Circle Pines, Minnesota 55014. NTIC owns this real estate and building. NTIC also owns real estate and a building in Beachwood, Ohio, which it uses for office, manufacturing, laboratory, and warehouse space.

Internationally, NTIC’s subsidiaries in Brazil, India, Mexico, and China all lease office, warehouse, and laboratory space. In July 2021, NTIC China entered into a purchase agreement to acquire an approximately 21,000 square feet industrial building and the right to use certain real estate in the Qingpu District of Shanghai, China, which will be used as China’s new corporate headquarters beginning in February 2022. In addition, as a result of the Hartia-NTI acquisition, NTIC also leases office, warehouse, and laboratory space in Chennai, India.

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

Dividends

On April 23, 2020, the Company announced the temporary suspension of its quarterly cash dividend pending clarity on the financial impact of COVID-19 on the Company. On January 15, 2021, the Company announced the reinstatement of its quarterly cash dividend. During fiscal 2021, NTIC’s Board of Directors declared cash dividends on the following dates in the following amounts to holders of record of the Company’s common stock as of the following record dates:

Declaration Date	Amount	Record Date	Payable Date
January 15, 2021	$0.065	February 3, 2021	February 17, 2021
April 23, 2021	$0.065	May 5, 2021	May 19, 2021
July 21, 2021	$0.065	August 4, 2021	August 18, 2021

On October 20, 2021, NTIC’s Board of Directors declared a cash dividend of $0.07 per share of NTIC’s common stock, payable on November 17, 2021 to stockholders of record on November 3, 2021. The declaration of future dividends is not guaranteed and will be determined by NTIC’s Board of Directors in light of conditions then existing, including NTIC’s earnings, financial condition, cash requirements, restrictions in financing agreements, business conditions, and other factors, including without limitation the effect of COVID-19 on its business, operating results, and financial condition.

Number of Record Holders

As of August 31, 2021, there were 165 record holders of NTIC’s common stock. This does not include shares held in “street name” or beneficially owned.

Recent Sales of Unregistered Equity Securities

NTIC did not sell any shares of its common stock or any other equity securities of NTIC that were not registered under the Securities Act of 1933, as amended, during the fourth quarter of fiscal 2021.

Issuer Purchases of Equity Securities

NTIC did not purchase any shares of its common stock or other equity securities of NTIC during the fourth quarter of fiscal 2020. As of August 31, 2021, up to $2,640,548 in shares of NTIC common stock remained available for repurchase under NTIC’s stock repurchase program.

Item 6.         [RESERVED]

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

This Management’s Discussion and Analysis is organized in the following major sections:

●	Business Overview. This section provides a brief overview description of NTIC’s business, focusing in particular on developments during the most recent fiscal year.
●

NTIC’s Subsidiaries and Joint Venture Network. This section provides a brief overview of NTIC’s subsidiaries and its joint venture network, the joint ventures which are considered individually significant to NTIC’s consolidated assets and income, and how NTIC’s joint ventures are accounted for by NTIC.

●	Impact of the COVID-19 Pandemic. This section provides a brief summary of the impacts to date and potential future impacts of the COVID-19 pandemic.
●	Worldwide Supply Chain Disruptions. This section provides a brief summary of the impacts to date and potential future impacts of worldwide supply chain disruptions.
●	Financial Overview. This section provides a brief summary of NTIC’s financial results and financial condition for fiscal 2021 compared to 2020.
●	Sales and Expense Components. This section provides a brief description of the significant line items in NTIC’s consolidated statements of operations.
●	Results of Operations. This section provides an analysis of the significant line items in NTIC’s consolidated statements of operations.
●	Liquidity and Capital Resources. This section provides an analysis of NTIC’s liquidity and cash flows and a discussion of NTIC’s financial condition and financial commitments.
●	Inflation and Seasonality. This section describes the effects of inflation and seasonality, if any, on NTIC’s business and operating results.
●	Market Risk. This section describes material market risks to which NTIC is subject.
●	Related Party Transactions. This section describes any material related party transactions to which NTIC is a party.
●	Off-Balance Sheet Arrangements. This section describes NTIC’s material off-balance sheet arrangements.
●

Critical Accounting Policies and Estimates. This section discusses NTIC’s critical accounting policies and estimates, which require NTIC to exercise subjective or complex judgments in their application. NTIC’s significant accounting policies, including its critical accounting estimates, are summarized in Note 1 to NTIC’s consolidated financial statements.

●

Recent Accounting Pronouncements. This section references Note 2 to NTIC’s consolidated financial statements, which summarizes the effect of recently issued accounting pronouncements on NTIC’s results of operations and financial condition.

Business Overview

NTIC develops and markets proprietary, environmentally beneficial products and services in over 65 countries either directly or via a network of subsidiaries, joint ventures, independent distributors, and agents. NTIC’s primary business is corrosion prevention, marketed mainly under the ZERUST® brand. NTIC has been selling its proprietary ZERUST® products and services to the automotive, electronics, electrical, mechanical, military, and retail consumer markets for over 45 years and, in recent years, has targeted and expanded into the oil and gas industry. NTIC also markets and sells a portfolio of bio-based and certified compostable (fully biodegradable) polymer resin compounds and finished products under the Natur-Tec® brand. These products are intended to reduce NTIC’s customers’ carbon footprint and provide environmentally sound waste disposal options.

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

Internationally, NTIC sells its ZERUST® corrosion prevention solutions through its wholly-owned subsidiary in China, NTIC (Shanghai) Co., Ltd. (NTIC China), starting September 1, 2021 its wholly-owned subsidiary in India, Harita-NTI Ltd., its majority-owned joint venture holding company for NTIC’s joint venture investments in the Association of Southeast Asian Nations (ASEAN) region, NTI Asean LLC (NTI Asean), certain majority-owned and wholly-owned subsidiaries, and joint venture arrangements in North America, Europe, and Asia. NTIC also sells products directly to its European joint venture partners through its wholly-owned subsidiary in Germany, NTIC Europe GmbH (NTI Europe).

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

NTIC markets and sells its ZERUST® rust and corrosion prevention solutions to customers in the oil and gas industry in a continuously increasing number of countries either directly, through its subsidiaries, or through its joint venture partners and other strategic partners. The sale of ZERUST® corrosion prevention solutions to customers in the oil and gas industry typically involves long sales cycles, often including multi-year trial periods with each customer and a slow integration process thereafter.

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

NTIC’s Subsidiaries and Joint Venture Network

NTIC has ownership interests in 10 operating subsidiaries in North America, South America, Europe, and Asia, which are listed in “Part I. Item 1. Business” of this annual report on Form 10-K. The results of these subsidiaries are fully consolidated in NTIC’s consolidated financial statements, except for Harita-NTI Limited, which will be consolidated commencing September 1, 2021. On September 21, 2021, NTIC announced that it acquired the remaining 50% ownership interest in its Indian joint venture, Harita-NTI Limited, for $6.25 million in cash, effective as of September 1, 2021.

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

NTIC accounts for the investments and financial results of its joint ventures in its financial statements utilizing the equity method of accounting. NTIC considers EXCOR to be individually significant to NTIC’s consolidated assets and income as of August 31, 2021. NTIC considers EXCOR, ACOBAL SAS, ZERUST OY, ZERUST SPECIALTY TECH CO. LTD. and its former joint venture, Harita-NTI Limited, to be individually significant to NTIC’s consolidated assets and income as of August 31, 2020. Therefore, NTIC provides certain additional information regarding these entities in the notes to NTIC’s consolidated financial statements and in this section of this report. Additional information related to NTIC’s joint ventures is available in “Part I. Item 1. Business” of this annual report on Form 10-K.

Impact of the COVID-19 Pandemic

In March 2020, the World Health Organization declared the novel coronavirus (COVID-19) outbreak a global pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and shipping, created significant volatility and disruption in financial markets and has resulted in an economic recession. The outbreak and continuing rapid spread of COVID-19 has resulted in a substantial curtailment of business activities worldwide and is causing weakened economic conditions, both in the United States and abroad.

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

NTIC has been balancing its safety-focused approach with the needs of its customers. Government mandated measures resulting in the substantial curtailment of business activities generally have excluded certain essential businesses and services, including certain manufacturing. With the exception of the temporary closures of NTIC’s facilities in China and India during the COVID-19 pandemic in 2020 and again sporadically during 2021, NTIC’s manufacturing activities are generally considered part of the “critical sector” with respect to state and local government orders. This has allowed NTIC to continue to receive orders and provide uninterrupted order fulfillment to its customers. However, its facilities have been operating at a reduced capacity in order to abide by local government requirements and recommendations, such as social distancing practices, and in response to reduced demand. During fiscal 2021, certain of NTIC’s facilities were impacted by reduced levels of production, manufacturing inefficiencies due to the reconfiguration of certain of its manufacturing processes in order to implement social distancing protocols and reduced demand. NTIC has engaged and continues to engage in communications with its suppliers in an attempt to identify and mitigate supply chain risks and shipping delays and proactively manage inventory levels in order to align production with demand. While domestic and international governmental measures may be modified or extended, NTIC currently expects that its global facilities will remain operational, although operating at reduced production capacity at certain of its facilities. However, such expectation is dependent upon future governmental actions and demand for NTIC’s products, the stability of its global supply chain and the ability of carriers to transport supplies to its facilities and products to its customers.

As a result of the global economic slowdown caused by the COVID-19 pandemic, NTIC experienced softened demand in various regions and markets during fiscal 2021, which had an adverse effect on NTIC’s operating results and financial condition. In addition, NTIC has experienced supply shortages and price increase on raw materials which have adversely affected its margins. NTIC has also experienced increased shipping costs and shipping delays as a result of freight container shortages. These issues are expected to persist into fiscal 2022. Due to the international reach of COVID-19, NTIC’s international joint ventures have also been adversely impacted. It is not possible to predict how long the pandemic will last or the time that it will take for economic activity to return to prior levels for all business units.

Any of these events could materially adversely affect NTIC’s business, operating results and financial condition.

Worldwide Supply Chain Disruptions

Worldwide supply chain disruptions, which were initially brought about by the impact of the COVID-19 pandemic, have persisted despite the recovery in the global economy and financial markets, and these issues are expected to continue in fiscal 2022. In fiscal 2021, NTIC experienced longer lead times for raw materials, was forced to find new suppliers of certain raw materials, and experienced raw material cost increases compared to prior fiscal years. Additionally, NTIC experienced significantly longer shipping times and significant price increases per shipping container compared to prior fiscal years due to ocean freight capacity issues resulting from increased demand for shipping and reduced capacity and equipment. These and other issues resulting from worldwide supply chain disruptions are expected to continue in fiscal 2022 and could continue to have a material adverse effect on NTIC’s business, operating results and financial condition. The precise financial impact and duration, however, cannot be reasonably estimated at this time.

Financial Overview

NTIC’s management, including its chief executive officer, who is NTIC’s chief operating decision maker, reports and manages NTIC’s operations in two reportable business segments based on products sold, customer base, and distribution center: ZERUST® products and services and Natur-Tec® products.

NTIC’s consolidated net sales increased 18.6% during fiscal 2021 compared to fiscal 2020. NTIC’s consolidated net sales for fiscal 2021 were positively affected by increased demand globally as a result of the recovery from the COVID-19 pandemic. During fiscal 2021, 80.6% of NTIC’s consolidated net sales were derived from sales of ZERUST® products and services, which increased 32.1% to $45,554,434 during fiscal 2021 compared to $34,474,535 during fiscal 2020. This increase was due to increased sales to new and existing customers in all countries in addition to the recovery from the COVID-19 pandemic. During fiscal 2021, 19.4% of NTIC’s consolidated net sales were derived from sales of Natur-Tec® products compared to 27.6% during fiscal 2020. Net sales of Natur-Tec® products decreased 16.9% to $10,939,385 during fiscal 2021 compared to fiscal 2020 primarily due to a decrease in finished product sales in North America and at NTIC’s majority-owned subsidiary in India, Natur-Tec India Private Limited (Natur-Tec India).

Cost of goods sold as a percentage of net sales decreased to 65.4% during fiscal 2021 compared to 66.4% during fiscal 2020 primarily as a result of a decreased percentage of product sales from Natur-Tec® products, which have lower gross margins than NTIC’s traditional ZERUST® industrial products and services or its oil and gas products, partially offset by price increases on raw materials used in NTIC’s products.

NTIC’s equity in income from joint ventures increased 74.8% to $7,465,214 during fiscal 2021 compared to $4,270,327 during fiscal 2020. This increase was primarily due to a corresponding 39.0% increase in net sales at the joint ventures, which were $120,954,550 during fiscal 2021, compared to $87,030,062 during fiscal 2020. The majority of the increase in sales at the joint ventures is attributable to the increase in net sales at EXCOR, which were $46,522,688 during fiscal 2021, compared to $32,546,402 during fiscal 2020. The increase in the net sales of NTIC’s joint ventures was due primarily to increased sales to existing customers as a result of increased demand for existing products.

NTIC’s total operating expenses increased $1,355,173, or 5.8%, to $24,679,626 during fiscal 2021 compared to $23,324,453 during fiscal 2020. These increases were primarily due to increased expenses due to the resumption of travel and other activities as a result of the recovery associated with COVID-19 pandemic and increased research and development expenses. NTIC spent $4,400,479 in fiscal 2021 in connection with its research and development activities, compared to $3,979,455 in fiscal 2020.

NTIC had net income attributable to NTIC of $6,281,238, or $0.64 per diluted common share, for fiscal 2021, compared to net loss attributable to NTIC of $(1,337,709), or $(0.15) per diluted common share, for fiscal 2020. This increase was primarily a result of increased demand globally as a result of the recovery from the COVID-19 pandemic, although NTIC anticipates that its earnings may continue to be somewhat adversely affected by the COVID-19 pandemic during fiscal 2022. Additionally, NTIC anticipates that its quarterly net income or loss will continue to remain subject to significant volatility primarily due to the financial performance of its subsidiaries and joint ventures, sales of its ZERUST® products and services into the oil and gas industry, and sales of its Natur-Tec® bioplastics products, which fluctuate more on a quarterly basis than the traditional ZERUST® business.

NTIC’s working capital, defined as current assets less current liabilities, was $25,230,893 at August 31, 2021, including $7,680,641 in cash and cash equivalents and $4,634 in available for sale securities, compared to $27,104,746 at August 31, 2020, including $6,403,032 in cash and cash equivalents and $5,544,722 in available for sale securities. NTIC expects its working capital to decrease at the end of first quarter of fiscal 2022 as compared to August 31, 2021 due to the $6.25 million payment by NTIC for the remaining 50% ownership interest in Harita-NTI in September 2021.

During fiscal 2020, NTIC’s Board of Directors declared cash dividends of $0.065 per share during its first and second quarters. On April 23, 2020, NTIC announced the temporary suspension of its quarterly cash dividend pending clarity on the financial impact of COVID-19 on NTIC. On January 15, 2021, NTIC announced the reinstatement of its quarterly cash dividend. During fiscal 2021, NTIC’s Board of Directors declared cash dividends of $0.065 per share during its second, third and fourth quarters. On October 20, 2021, NTIC’s Board of Directors declared a cash dividend of $0.07 per share of NTIC’s common stock, payable on November 17, 2021 to stockholders of record on November 3, 2021. The declaration of future dividends is not guaranteed and will be determined by NTIC’s Board of Directors in light of conditions then existing, including NTIC’s earnings, financial condition, cash requirements, restrictions in financing agreements, business conditions, and other factors, including without limitation the effect of COVID-19 on its business, operating results, and financial condition.

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

Fees for Services Provided to Joint Ventures. NTIC provides certain services to its joint ventures, including consulting, legal, travel, insurance, technical, and marketing services based on licensing or other agreements with its joint ventures. NTIC receives fees for these services it provides to its joint ventures based primarily on the net sales by NTIC’s joint ventures, the latter of which are not included in NTIC’s net sales reflected on NTIC’s consolidated statements of operations. The fees for services received by NTIC from its joint ventures are generally determined based on either a flat fee or a percentage of net sales by NTIC’s joint ventures depending on local laws and tax regulations. With respect to EXCOR, NTIC receives an agreed upon fixed quarterly fee for such services. Under NTIC’s agreements with its joint ventures in which the fees for services is described, amounts are earned when product is shipped from joint venture facilities, at which point a sale is deemed to have occurred and results in obligation of the joint venture to pay the royalty and recognition of the fee by NTIC.

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

Results of Operations

Fiscal Year 2021 Compared to Fiscal Year 2020

The following table sets forth NTIC’s results of operations for fiscal 2021 and fiscal 2020.

	Fiscal 2021	% of Net Sales	Fiscal 2020	% of Net Sales	$ Change	% Change
Net sales, excluding joint ventures	$53,470,623	94.6%	$45,666,045	95.9%	$7,804,578	17.1%
Net sales, to joint ventures	3,023,196	5.4%	1,972,646	4.1%	1,050,550	53.5%
Cost of goods sold	36,920,814	65.4%	31,609,274	66.4%	5,311,540	16.8%
Equity in income from joint ventures	7,465,214	13.2%	4,270,327	9.0%	3,194,887	74.8%
Fees for services provided to joint ventures	5,964,260	10.6%	4,612,885	9.7%	1,351,375	29.3%
Selling expenses	12,016,974	21.3%	10,656,689	22.4%	1,360,285	12.8%
General and administrative expenses	8,262,173	14.6%	8,688,309	18.2%	(426,136)	(4.9)%
Research and development expenses	4,400,479	7.8%	3,979,455	8.4%	421,024	10.6%

Net Sales. NTIC’s consolidated net sales increased 18.6% to $56,493,819 during fiscal 2021 compared to $47,638,691 during fiscal 2020. NTIC’s consolidated net sales to unaffiliated customers excluding NTIC’s joint ventures increased 17.1% to $53,470,623 during fiscal 2021 compared to $45,666,045 during fiscal 2020. Net sales to joint ventures increased 53.3% to $3,023,196 during fiscal 2021 compared to $1,972,646 during fiscal 2020. These increases were primarily a result of increased demand globally as a result of the recovery from the COVID-19 pandemic.

The following table sets forth NTIC’s net sales by product segment for fiscal 2021 and fiscal 2020:

	Fiscal 2021	Fiscal 2020	$ Change	% Change
Total ZERUST® sales	$45,554,434	$34,474,535	$11,079,899	32.1%
Total Natur-Tec® sales	10,939,385	13,164,156	(2,224,771)	(16.9)%
Total net sales	$56,493,819	$47,638,691	$8,855,128	18.6%

During fiscal 2021, 80.6% of NTIC’s consolidated net sales were derived from sales of ZERUST® products and services, which increased 32.1% to $45,554,434 compared to $34,474,535 during fiscal 2020. NTIC has strategically focused its sales efforts for ZERUST® products and services on customers with sizeable corrosion problems in industry sectors that offer sizable growth opportunities, including the oil and gas sector. Overall, demand for ZERUST® products and services depends heavily on the overall health of the market segments to which NTIC sells its products, including the automotive, oil and gas, agriculture, and mining markets in particular. Beginning in fiscal 2021, the automotive industry experienced a microchip shortage that has decreased the production of vehicles. This decreased production has decreased demand for ZERUST® products and services within the automotive industry. The microchip shortage and the corresponding decrease in the production of vehicles is anticipated to continue into fiscal 2022. The increase in NTIC’s consolidated net sales derived from sales of ZERUST® products and services was primarily a result of increased demand across all geographies, partially offset by decreased demand from the automotive industry.

The following table sets forth NTIC’s net sales of ZERUST® products for fiscal 2021 and fiscal 2020:

	Fiscal 2021	Fiscal 2020	$ Change	% Change
ZERUST® industrial net sales	$38,737,771	$29,719,015	$9,018,756	30.3%
ZERUST® joint venture net sales	3,023,196	1,972,646	1,050,551	53.3%
ZERUST® oil & gas net sales	3,793,467	2,782,874	1,010,592	36.3%
Total ZERUST® net sales	$45,554,434	$34,474,535	$11,079,899	32.1%

NTIC’s total ZERUST® net sales increased during fiscal 2021 compared to fiscal 2020 primarily due to overall increased demand for ZERUST® industrial products and services. Overall demand for ZERUST® products and services depends heavily on the overall health of the markets in which NTIC sells its products, including the automotive, oil and gas, agriculture, and mining markets in particular.

ZERUST® oil and gas net sales increased 36.3% during fiscal 2021 compared to fiscal 2020 primarily as a result of new opportunities with new customers, partially offset by reduced demand as a result of the COVID-19 pandemic. NTIC anticipates that its sales of ZERUST® products and services into the oil and gas industry will continue to remain subject to significant volatility from quarter to quarter as sales are recognized, specifically due to the volatility of oil prices. Demand for oil and gas products around the world depends primarily on market acceptance and the reach of NTIC’s distribution network. Because of the typical size of individual orders and overall size of NTIC’s net sales derived from sales of oil and gas products, the timing of one or more orders can materially affect NTIC’s quarterly sales compared to prior fiscal year quarters.

During fiscal 2021, 19.4% of NTIC’s consolidated net sales were derived from sales of Natur-Tec® products, compared to 27.6% during fiscal 2020. Sales of Natur-Tec® products decreased 16.9% to $10,939,385 during fiscal 2021 compared to $13,164,156 during fiscal 2020. The COVID pandemic has adversely impacted demand for Natur-Tec® products from across the apparel industry, as well as many large users of bioplastics, including college campuses, stadiums, arenas, restaurants, and corporate office complexes. NTIC currently expects these customers will be some of the last businesses to fully re-open, and accordingly, anticipates that the COVID-19 pandemic will continue to significantly adversely affect sales of Natur-Tec® products during fiscal 2022.

Cost of Goods Sold. Cost of goods sold increased 16.8% in fiscal 2021 compared to fiscal 2020 primarily as a result of the increase in net sales, as described above. Cost of goods sold as a percentage of net sales decreased to 65.4% during fiscal 2020 compared to 66.4% during fiscal 2020 primarily due to changes in product mix. Sales from Natur-Tec® products have lower gross margins than NTIC’s traditional ZERUST® oil and gas products. This decrease was partially offset by price increases on raw materials used in NTIC’s products.

Equity in Income from Joint Ventures. NTIC’s equity in income from joint ventures increased 74.8% to $7,465,214 during fiscal 2021 compared to $4,270,327 during fiscal 2020. This increase was primarily a result of increased profitability of the joint ventures, which fluctuates based on net sales, during the fiscal 2021. Of the total equity in income from joint ventures, NTIC had equity in income from joint ventures of $4,400,403 attributable to EXCOR during fiscal 2021 compared to $2,622,423 attributable to EXCOR during fiscal 2020. NTIC had equity in income of all other joint ventures of $3,064,811 during fiscal 2021 compared to $1,647,904 during fiscal 2020.

Fees for Services Provided to Joint Ventures. NTIC recognized fee income for services provided to joint ventures of $5,964,260 during fiscal 2021 compared to $4,612,885 during fiscal 2020, representing an increase of 29.3%, or $1,351,375. Fee income for services provided to joint ventures is traditionally a function of the sales made by NTIC’s joint ventures; however, at various joint ventures, the fee income for services is a fixed amount that does not fluctuate with the increases in sales which was experienced by certain joint ventures during fiscal 2021. Total net sales of NTIC’s joint ventures increased $33,924,488 to $120,954,550 during fiscal 2021 compared to $87,030,062 during fiscal 2020, representing an increase of 39.0%. Net sales of NTIC’s joint ventures are not included in NTIC’s product sales and are not included in NTIC’s consolidated financial statements. Of the total fee income for services provided to joint ventures, fees of $920,902 were attributable to EXCOR during fiscal 2021 compared to $843,752 attributable to EXCOR during fiscal 2020.

Selling Expenses. NTIC’s selling expenses increased 12.8% in fiscal 2021 compared to fiscal 2020 due primarily to increased travel expenses and personnel expense compared to the expenses incurred during fiscal 2020. Selling expenses as a percentage of net sales decreased to 21.3% for fiscal 2021 compared to 22.4% in fiscal 2020 primarily due to the fluctuations in net sales and selling expenses, as previously described.

General and Administrative Expenses. NTIC’s general and administrative expenses decreased 4.9% in fiscal 2021 compared to fiscal 2020 primarily due to decreased travel expenses and other expenses due to work from home arrangements necessitated by the COVID-19 pandemic. As a percentage of net sales, general and administrative expenses decreased to 14.6% for fiscal 2021 from 18.2% for fiscal 2020 primarily due to the decrease in general and administrative expenses, as well as the increase in net sales, as previously described.

Research and Development Expenses. NTIC’s research and development expenses increased 10.6% in fiscal 2021 compared to fiscal 2020 primarily due to increased personnel and development efforts, partially offset by decreased travel expenses and other expenses due to work from home arrangements necessitated by the COVID-19 pandemic.

Interest Income. NTIC earned net interest income of $151,875 in fiscal 2021 compared to $167,733 in fiscal 2020 due primarily to volatile changes to the invested cash in a conservative bond fund.

Income Before Income Tax Expense. NTIC had income before income tax expense of $8,458,642 for fiscal 2021 compared to income before income tax expense of $1,739,875 for fiscal 2020.

Income Tax Expense. Income tax expense was $1,461,905 during fiscal 2021 compared to $2,674,635 during fiscal 2020 for an effective tax rate of 17.3% and 153.7%, respectively. Income tax expense during fiscal 2020 includes $1,626,251 related to the impact of a tax valuation allowance recorded with respect to NTIC’s domestic deferred tax assets during fiscal 2020.

Net Income (Loss) Attributable to NTIC. Net income attributable to NTIC was $6,281,238, or $0.64 per diluted common share, for fiscal 2021 compared to a net loss attributable to NTIC of $(1,337,709), or $(0.15) per diluted common share, for fiscal 2020, an increase of $7,618,947 or $0.79 per diluted share. This increase was primarily the result of increased income from joint venture operations and increased gross profit during fiscal 2021.

NTIC anticipates that its earnings will be adversely affected by the COVID-19 pandemic throughout fiscal 2022 and that its quarterly net income or loss will continue to remain subject to significant volatility primarily due to the financial performance of its subsidiaries and joint ventures, sales of its ZERUST® products and services into the oil and gas industry, and sales of its Natur-Tec® bioplastics products, which fluctuate more on a quarterly basis than the traditional ZERUST® business.

Other Comprehensive Income – Foreign Currency Translations Adjustment. The changes in the foreign currency translations adjustment were due to the fluctuation of the U.S. dollar compared to the Euro and other foreign currencies during fiscal 2021 compared to fiscal 2020.

Liquidity and Capital Resources

Sources of Cash and Working Capital. As of August 31, 2021, NTIC’s working capital, defined as current assets less current liabilities, was $25,230,893, including $7,680,641 in cash and cash equivalents and $4,634 in available for sale securities, compared to working capital of $27,104,746, including $6,403,032 in cash and cash equivalents and $5,544,722 in available for sale securities, as of August 31, 2020. The decrease in NTIC’s working capital is primarily the result of the purchase of property and equipment partially offset by an increase of dividends received from joint ventures and the collection of outstanding receivables.

As of August 31, 2021, NTIC has a revolving line of credit with PNC Bank of $5.0 million, which was increased from $3.0 million effective as of August 31, 2021. No amounts were outstanding under the line of credit as of August 31, 2021. Outstanding advances under the line of credit bear interest at the daily London Interbank Offered Rate (LIBOR) plus 250 basis points (2.50%). The revolving line of credit matures on February 22, 2022. The line of credit is governed under an amended and restated loan agreement. The loan agreement contains standard covenants, including affirmative financial covenants, such as the maintenance of a minimum fixed charge coverage ratio, and negative covenants, which, among other things, limit the incurrence of additional indebtedness, loans and equity investments, disposition of assets, mergers and consolidations and other matters customarily restricted in such agreements. Under the loan agreement, NTIC is subject to a minimum fixed charge coverage ratio of 1.10:1.00. As of August 31, 2021, NTIC was in compliance with all debt covenants. As of August 31, 2021, NTIC did not have any letters of credit outstanding with respect to the letter of credit sub-facility available under the revolving line of credit with PNC Bank.

NTIC believes that a combination of its existing cash and cash equivalents, available for sale securities, forecasted cash flows from future operations, anticipated distributions of earnings, anticipated fees to NTIC for services provided to its joint ventures, and funds available through existing or anticipated financing arrangements will be adequate to fund its existing operations, investments in new or existing joint ventures or subsidiaries, capital expenditures, debt repayments, cash dividends, and any stock repurchases for at least the next 12 months. During fiscal 2022, NTIC expects to continue to invest directly and through its use of working capital in Harita NTI Limited, NTIC China, Zerust Mexico, NTI Europe, its joint ventures, research and development, marketing efforts, resources for the application of its corrosion prevention technology in the oil and gas industry, and its Natur-Tec® bio-plastics business, although the amounts of these various investments are not known at this time. In order to take advantage of such new product and market opportunities to expand its business and increase its revenues, NTIC may decide to finance such opportunities by borrowing under its revolving line of credit or raising additional financing through the issuance of debt or equity securities. There is no assurance that any financing transaction will be available on terms acceptable to NTIC or at all or that any financing transaction will not be dilutive to NTIC’s current stockholders.

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

Uses of Cash and Cash Flow. Net cash provided by operating activities during fiscal 2021 was $2,892,940, which resulted principally from NTIC’s net income, dividends received from joint ventures, stock-based compensation, depreciation, amortization and increases in accounts payable and accrued liabilities, partially offset by NTIC’s equity in income from joint ventures and an increase in accounts receivable and prepaid expenses and other. Net cash provided by operating activities during fiscal 2020 was $4,912,070, which resulted principally from dividends received from joint ventures, stock-based compensation, depreciation, amortization and deferred income taxes, partially offset by NTIC’s net loss, equity in income from joint ventures, and decreases in accrued liabilities and accounts payable.

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

NTIC experienced an increase in trade receivables and an increase in inventory as of August 31, 2021 compared to August 31, 2020. Trade receivables, excluding joint ventures, as of August 31, 2021 increased $3,056,593 compared to August 31, 2020, primarily related to an increase in sales.

Outstanding trade receivables, excluding joint ventures balances, as of August 31, 2021 increased by an average of 11 days to an average of 76 days from balances outstanding from these customers as of August 31, 2020.

Outstanding trade receivables from joint ventures as of August 31, 2021 increased $148,908 compared to August 31, 2020 primarily due to the timing of payments. Outstanding balances from trade receivables from joint ventures decreased by an average of 13 days as of August 31, 2021 to an average of 75 days from an average of 88 days from balances outstanding from these customers compared to August 31, 2020. The average days outstanding of trade receivables from joint ventures as of August 31, 2021 were primarily due to the receivable balances at NTIC’s joint ventures in Indonesia, Thailand and India.

Outstanding receivables for services provided to joint ventures as of August 31, 2021 increased $577,841 compared to August 31, 2020, and the average days to pay increased from an average of 73 days to an average of 92 days, compared to August 31, 2020.

Net cash used in investing activities during fiscal 2021 was $103,316, which was primarily the result of the purchase of available for sale securities, purchases of property and equipment and investments in patents, partially offset by proceeds from the sale of available for sale securities. Net cash used in investing activities during fiscal 2020 was $2,784,682, which was primarily the result of the purchase of available for sale securities, purchases of property and equipment and investments in patents, partially offset by proceeds from the sale of available for sale securities.

Net cash used in financing activities for fiscal 2021 was $1,522,209, which resulted from dividends paid on NTIC common stock and dividends paid to a non-controlling interest, partially offset by proceeds from NTIC’s employee stock purchase plan and proceeds from stock option exercises. Net cash used in financing activities for fiscal 2020 was $1,518,005, which resulted from dividends paid on NTIC common stock and a dividend paid to a non-controlling interest, partially offset by proceeds from NTIC’s employee stock purchase plan.

Share Repurchase Plan. On January 15, 2015, NTIC’s Board of Directors authorized the repurchase of up to $3,000,000 in shares of NTIC common stock through open market purchases or unsolicited or solicited privately negotiated transactions. This program has no expiration date but may be terminated by NTIC’s Board of Directors at any time. As of August 31, 2021, up to $2,640,548 in shares of NTIC common stock remained available for repurchase under NTIC’s stock repurchase program. No shares of NTIC common stock were repurchased during fiscal 2021 or fiscal 2020.

Cash Dividends. During fiscal 2021, NTIC’s Board of Directors declared cash dividends on the following dates in the following amounts to holders of record of NTIC’s common stock as of the following record dates:

Declaration Date	Amount	Record Date	Payable Date
January 15, 2021	$0.065	February 3, 2021	February 17, 2021
April 23, 2021	$0.065	May 5, 2021	May 19, 2021
July 21, 2021	$0.065	August 4, 2021	August 18, 2021

On October 20, 2021, NTIC’s Board of Directors declared a cash dividend of $0.07 per share of NTIC’s common stock, payable on November 17, 2021 to stockholders of record on November 3, 2021.

During fiscal 2020, NTIC’s Board of Directors declared cash dividends on the following dates in the following amounts to holders of record of NTIC’s common stock as of the following record dates:

Declaration Date	Amount	Record Date	Payable Date
October 22, 2019	$0.065	November 6, 2019	November 20, 2019
January 22, 2020	$0.065	February 5, 2020	February 19, 2020

On April 23, 2020, NTIC announced the temporary suspension of its quarterly cash dividend pending clarity on the financial impact of COVID-19 on NTIC. Therefore, NTIC’s Board of Directors did not declare a cash dividend during the quarter ended May 31, 2020, the quarter ended August 31, 2020, or the quarter ended November 30, 2020. On January 15, 2021, NTIC announced the reinstatement of its quarterly cash dividend.

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

Capital Expenditures and Commitments. NTIC spent $5,532,750 on capital expenditures during fiscal 2021, which related primarily to the purchase of real estate, a building and equipment in China. On July 7, 2021, NTIC (Shanghai) Co., Ltd., a wholly-owned subsidiary of NTIC, entered into a Real Estate Purchase and Sales Contract with Shanghai FASTO Investment Group Limited Company, pursuant to which NTIC (Shanghai) Co., Ltd. agreed to acquire an approximately 1,950 square meter industrial building and the right to use certain real estate in the Qingpu District of Shanghai, China for a purchase price of approximately RMB 32.6 million yuan (approximately USD $5.1 million), not including approximately RMB 10 million yuan (approximately USD $1.6 million) in anticipated renovation, equipment, transaction and other costs and expenses. The property will be used as the new corporate headquarters of NTIC (Shanghai) Co., Ltd.

NTIC expects to spend an aggregate of approximately $2,200,000 to $2,500,000 on capital expenditures during fiscal 2022, which it expects will relate primarily to anticipated renovation and equipment costs, as described above.

Contractual Obligations. Set forth below is information concerning NTIC’s known contractual obligations as of August 31, 2021 that are fixed and determinable by year starting with the twelve months ending August 31, 2022.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years		More than 5 Years
Rent obligations	$399,334	$282,966	$116,368	$	---	$	---
Total	$399,334	$282,966	$116,368	$	---	$	---

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

Any outstanding advances under NTIC’s $5,000,000 amended and restated revolving line of credit with PNC Bank bear interest at an annual rate based on daily LIBOR plus 2.50%. As of August 31, 2021, NTIC had no borrowings under the line of credit. This line of credit was increased from $3,000,000 to $5,000,000 effective as of August 31, 2021.

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

NTIC established its joint venture network approximately 30 years ago as a method to increase its worldwide distribution network for ZERUST® rust and corrosion inhibiting products and services. NTIC participates, either directly or indirectly, in 18 active joint venture arrangements in North America, Europe, and Asia. Each of these joint ventures generally manufactures and markets finished products in the geographic territory to which it is assigned. NTIC’s joint venture partners are knowledgeable in the applicable environmental, labor, tax, and other requisite regulations and laws of the respective foreign countries in which they operate, as well as the local customs and business practices. NTIC’s revenue recognition policy for sales to its joint ventures is the same as its policy for sales to unaffiliated customers.

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

Principles of Consolidation

NTIC evaluates its voting and variable interests in entities on a qualitative and quantitative basis. NTIC consolidates entities in which it concludes it has the power to direct the activities that most significantly impact an entity’s economic success and has the obligation to absorb losses or the right to receive benefits that could be significant to the entity. All such relationships are evaluated on an ongoing basis. The consolidated financial statements included in this report include the accounts of Northern Technologies International Corporation, its wholly-owned subsidiaries, Northern Technologies Holding Company, LLC, NTIC (Shanghai) Co., Ltd., NTIC Europe GmbH and ZERUST-EXCOR MEXICO, S. de R.L. de C.V., NTIC’s majority-owned subsidiary in Brazil, Zerust Prevenção de Corrosão S.A., NTIC’s majority-owned holding company, NTI Asean LLC, and NTIC’s majority-owned subsidiary in India, Natur-Tec India Private Limited, Natur-Tec Lanka, Zerust Singapore Pte Ltd (Zerust Singapore) and Zerust Vietnam Co. Ltd (Zerust Vietnam). NTIC’s consolidated financial statements do not include the accounts of any of its joint ventures. Effective as of September 1, 2021, Harita-NTI Limited will be consolidated in NTIC’s consolidated financial statements.

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

Revenue Recognition

Revenue is measured based on consideration specified in the contract with a customer, adjusted for any applicable estimates of variable consideration and other factors affecting the transaction price, including noncash consideration, consideration paid or payable to customers, and significant financing components. While most of NTIC’s revenue is contracted with customers through one-time purchase orders and short-term contracts, NTIC does have long-term arrangements with certain customers. Revenue from all customers is recognized when a performance obligation is satisfied by transferring control of a distinct good or service to a customer. The transaction price for NTIC’s products is the invoiced amount. Revenue is recognized when transfer of control occurs as defined by the terms in the customer agreement, generally upon shipment of product.

With respect to recording revenue related to fees earned for services provided to NTIC’s joint ventures, amounts are earned when product is shipped from joint venture facilities, at which point a sale is deemed to have occurred and results in obligation for the joint venture to pay the royalty and recognition of the fee by NTIC. The support and services NTIC provides its joint ventures include consulting, travel, insurance, technical and marketing services to existing joint ventures, legal fees incurred in the establishment of new joint ventures, registration and promotion and legal defense of worldwide trademarks, and legal fees incurred in connection with the filing of patent applications based on licensing or other agreements with its joint ventures. NTIC receives fees for the services it provides to its joint ventures based primarily on the net sales by NTIC’s joint ventures. The fees for support services received by NTIC from its joint ventures are generally determined based on either a flat fee or a percentage of net sales by NTIC’s joint ventures depending on local laws and tax regulations. Under NTIC’s agreements with its joint ventures, amounts are earned when product is shipped from joint venture facilities. NTIC reviews the financial situation of each of its joint ventures to assist in the likelihood of collections on amounts earned. NTIC elects to account for these fees on a cash basis for certain joint ventures when uncertainty exists surrounding the collections of such fees.

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

Any outstanding advances under NTIC’s $5,000,000 amended and restated revolving line of credit with PNC Bank bear interest at an annual rate based on daily LIBOR plus 2.50%. As of August 31, 2021, NTIC had no borrowings under the line of credit. This line of credit was increased from $3,000,000 to $5,000,000 effective as of August 31, 2021.

Item 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following items are included herein:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of

Northern Technologies International Corporation and Subsidiaries:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Northern Technologies International Corporation and Subsidiaries (the "Company") as of August 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows, for each of the two years in the period ended August 31, 2021, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended August 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Baker Tilly US, LLP

We have served as the Company's auditor since 2004.

Minneapolis, Minnesota

November 19, 2021

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - AUGUST 31, 2021 AND 2020

	August 31, 2021	August 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,680,641	$6,403,032
Available for sale securities	4,634	5,544,722
Receivables:
Trade excluding joint ventures, less allowance for doubtful accounts of $382,000 as of August 31, 2021 and $90,000 as of August 31, 2020	11,128,805	8,072,212
Trade joint ventures	624,808	475,900
Fees for services provided to joint ventures	1,505,127	927,286
Income taxes	386,574	19,907
Inventories	11,114,207	10,961,796
Prepaid expenses	1,302,293	797,495
Total current assets	33,747,089	33,202,350

PROPERTY AND EQUIPMENT, NET	11,821,458	7,110,789

OTHER ASSETS:
Investments in joint ventures	27,623,768	24,090,826
Deferred income taxes	92,554	209,729
Patents and trademarks, net	709,572	802,006
Operating lease right of use asset	376,438	658,788
Total other assets	28,802,332	25,761,349
Total assets	$74,370,879	$66,074,488

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,290,972	$3,205,241
Income taxes payable	178,923	310,922
Accrued liabilities:
Payroll and related benefits	2,879,468	1,314,978
Other	894,497	880,118
Current portion of operating lease	272,336	386,345
Total current liabilities	8,516,196	6,097,604
LONG-TERM LIABILITIES:
Operating lease, less current portion	104,102	272,443
Total long-term liabilities	104,102	272,443

COMMITMENTS AND CONTINGENCIES (Note 15)

EQUITY:
Preferred stock, no par value; authorized 10,000 shares; none issued and outstanding	—	—
Common stock, $0.02 par value per share; authorized 15,000,000 shares as of August 31, 2021 and August 31, 2020; issued and outstanding 9,184,811 and 9,099,990, respectively	183,696	182,000
Additional paid-in capital	18,736,268	17,415,043
Retained earnings	46,973,092	42,472,810
Accumulated other comprehensive loss	(3,525,030)	(3,410,438)
Stockholders’ equity	62,368,026	56,659,415
Non-controlling interests	3,382,555	3,045,026
Total equity	65,750,581	59,704,441
Total liabilities and equity	$74,370,879	$66,074,488

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED AUGUST 31, 2021 AND 2020

	2021	2020
NET SALES:
Net sales, excluding joint ventures	$53,470,623	$45,666,045
Net sales, to joint ventures	3,023,196	1,972,646
Total net sales	56,493,819	47,638,691
Cost of goods sold	36,920,814	31,609,274
Gross profit	19,573,005	16,029,417

JOINT VENTURE OPERATIONS:
Equity in income from joint ventures	7,465,214	4,270,327
Fees for services provided to joint ventures	5,964,260	4,612,885
To Total joint venture operations	13,429,474	8,883,212

OPERATING EXPENSES:
Selling expenses	12,016,974	10,656,689
General and administrative expenses	8,262,173	8,688,309
Research and development expenses	4,400,479	3,979,455
Total operating expenses	24,679,626	23,324,453

OPERATING INCOME	8,322,853	1,588,176

INTEREST INCOME	151,875	167,733
INTEREST EXPENSE	(16,086)	(16,034)

INCOME BEFORE INCOME TAX EXPENSE	8,458,642	1,739,875

INCOME TAX EXPENSE	1,461,905	2,674,635

NET INCOME (LOSS)	6,996,737	(934,760)

NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	715,499	402,949

NET INCOME (LOSS) ATTRIBUTABLE TO NTIC	$6,281,238	$(1,337,709)

NET INCOME (LOSS) ATTRIBUTABLE TO NTIC PER COMMON SHARE:
Basic	$0.69	$(0.15)
Diluted	$0.64	$(0.15)

WEIGHTED AVERAGE COMMON SHARES ASSUMED OUTSTANDING:
Basic	9,116,472	9,096,981
Diluted	9,874,139	9,096,981

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.20	$0.13

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

YEARS ENDED AUGUST 31, 2021 AND 2020

	2021	2020
NET INCOME (LOSS)	$6,996,737	$(934,760)
OTHER COMPREHENSIVE INCOME (LOSS) – FOREIGN CURRENCY TRANSLATION ADJUSTMENT	(92,562)	1,150,138

COMPREHENSIVE INCOME	6,904,175	215,378

LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	(737,529)	(370,347)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NTIC	$6,166,646	$(154,969)

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

YEARS ENDED AUGUST 31, 2021 AND 2020

	STOCKHOLDERS’ EQUITY
					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	Controlling	Total
	Shares	Amount	Capital	Earnings	Loss	Interests	Equity

BALANCE AT AUGUST 31, 2019	9,086,816	$181,736	$16,013,338	$44,992,719	$(4,593,178)	$3,074,679	$59,669,294
Stock options exercised	6,823	137	(137)	—	—	—	—
Stock issued for employee stock purchase plan	6,351	127	64,068	—	—	—	64,195
Stock option expense	—	—	1,337,774	—	—	—	1,337,774
Dividends paid to stockholders	—-	—	—	(1,182,200)	—-	—	(1,182,200)
Dividend received by non-controlling interest	—	—	—	—	—	(400,000)	(400,000)
Net income (loss)	—	—	—	(1,337,709)	—	402,949	(934,760)
Other comprehensive income (loss)	—	—	—	—	1,182,740	(32,602)	1,150,138
BALANCE AT AUGUST 31, 2020	9,099,990	$182,000	$17,415,043	$42,472,810	$(3,410,438)	$3,045,026	$59,704,441
Stock options exercised	74,950	1,499	582,915	—	—	—	584,414
Stock issued for employee stock purchase plan	9,871	197	74,136	—	—	—	74,333
Stock option expense	—	—	664,174	—	—	—	664,174
Dividends paid to stockholders	—-	—	—	(1,780,956)	—-	—	(1,780,956)
Dividend received by non-controlling interest	—	—	—	—	—	(400,000)	(400,000)
Net income	—	—	—	6,281,238	—	715,499	6,996,737
Other comprehensive income (loss)	—	—	—	—	(114,592)	22,030	(92,562)
BALANCE AT AUGUST 31, 2021	9,184,811	$183,696	$18,736,268	$46,973,092	$(3,525,030)	$3,382,555	$65,750,581

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED AUGUST 31, 2021 AND 2020

	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$6,996,737	$(934,760)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	664,174	1,337,774
Depreciation expense	905,299	836,601
Amortization expense	203,088	231,624
Change in allowance for doubtful accounts	262,000	25,000
Equity in income from joint ventures	(7,465,214)	(4,270,327)
Dividends received from joint ventures	3,665,365	5,672,099
Loss on disposal of property and patents	-	173,810
Deferred income taxes	114,620	1,424,529
Changes in current assets and liabilities:
Receivables:
Trade, excluding joint ventures	(3,030,655)	1,680,611
Trade, joint ventures	(148,908)	348,573
Fees for services provided to joint ventures	(577,841)	340,714
Income taxes	(362,438)	424,002
Inventories	58,314	(435,712)
Prepaid expenses and other	(487,771)	279,312
Accounts payable	866,597	(1,229,510)
Income tax payable	(160,231)	302,641
Accrued liabilities	1,389,804	(1,294,911)
Net cash provided by operating activities	2,892,940	4,912,070

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of property and equipment	-	2,190
Purchase of available for sale securities	(800,000)	(4,000,000)
Proceeds from the sale of available for sale securities	6,340,088	2,020,536
Purchases of property and equipment	(5,532,750)	(711,412)
Investments in patents	(110,654)	(95,996)
Net cash used in investing activities	(103,316)	(2,784,682)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividend received by non-controlling interest	(400,000)	(400,000)
Dividends paid on NTIC common stock	(1,780,956)	(1,182,200)
Proceeds from employee stock purchase plan	74,333	64,195
Proceeds from exercise of stock options	584,414	—
Net cash used in financing activities	(1,522,209)	(1,518,005)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	10,194	(63,109)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,277,609	546,274
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	6,403,032	5,856,758

CASH AND CASH EQUIVALENTS AT END OF YEAR	$7,680,641	$6,403,032

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED AUGUST 31, 2021 AND 2020

1.         NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business – Northern Technologies International Corporation and its Subsidiaries (collectively, the Company) develop and market proprietary environmentally beneficial products and services in over 65 countries either directly or via a network of joint ventures, independent distributors, and agents. The Company’s primary business is corrosion prevention marketed mainly under the ZERUST® brand. The Company has been selling its proprietary ZERUST® rust and corrosion inhibiting products and services to the automotive, electronics, electrical, mechanical, military, and retail consumer markets for over 45 years and, more recently, has targeted and expanded into the oil and gas industry. The Company also sells a portfolio of bio-based and certified compostable (fully biodegradable) polymer resin compounds and finished products under the Natur-Tec® brand. These products are intended to reduce the Company’s customers’ carbon footprint and provide environmentally sound disposal options. The Company’s two operating segments are ZERUST and Natur-Tec.

The Company participates, either directly or indirectly, in 18 active joint venture arrangements in North America, Europe, and Asia. Each of these joint ventures generally manufactures and markets products in the geographic territory to which it is assigned. While most of the Company’s joint ventures exclusively sell rust and corrosion inhibiting products, some of the joint ventures also sell the Company’s Natur-Tec® resin compounds and finished products. The profits of joint ventures are shared by the respective joint venture owners in accordance with their respective ownership percentages. The Company typically owns 50% or less of its joint venture entities and does not control the decisions of these entities, including dividend declaration or amount in any given year.

Impact of COVID-19 Pandemic – In March 2020, the World Health Organization declared the novel coronavirus (COVID-19) outbreak a global pandemic. As a result of the COVID-19 pandemic and related government mandated restrictions on the Company’s business as well as the businesses of its joint ventures, customers and suppliers, disruption to the Company’s business and the manufacture and sale of its products and services has occurred and is expected to continue into fiscal 2022. In fiscal year 2021, the Company was impacted by shipping issues, including freight container shortages, shipping delays, and increased costs, and supply chain issues, including longer lead times and raw material cost increases.

Principles of Consolidation – NTIC evaluates its voting and variable interests in entities on a qualitative and quantitative basis. NTIC consolidates entities in which it concludes it has the power to direct the activities that most significantly impact an entity’s economic success and has the obligation to absorb losses or the right to receive benefits that could be significant to the entity. The consolidated financial statements include the accounts of Northern Technologies International Corporation, its wholly-owned subsidiaries, Northern Technologies Holding Company, LLC, NTIC (Shanghai) Co., Ltd. (NTIC China), ZERUST-EXCOR MEXICO, S. de R.L. de C.V (Zerust Mexico), NTIC Europe GmbH (NTI Europe), NTIC’s majority-owned subsidiary in India, Natur-Tec India Private Limited (Natur-Tec India), NTIC’s majority-owned subsidiary in Brazil, Zerust Prevenção de Corrosão S.A. (Zerust Brazil), NTIC’s majority-owned subsidiary in Sri Lanka, Natur Tec Lanka (Pvt) Ltd (Natur Tec Lanka), and NTIC’s majority-owned holding company, NTI Asean LLC (NTI Asean), and its wholly owned subsidiaries Zerust Singapore Pte Ltd (Zerust Singapore) and Zerust Vietnam Co. Ltd (Zerust Vietnam). NTIC’s consolidated financial statements do not include the accounts of any of its joint ventures. Effective as of September 1, 2021, Harita-NTI Limited (Harita-NTI) will be consolidated in the Company’s consolidated financial statements since the Company purchased the remaining 50% ownership interest of Harita-NTI effective as of September 1, 2021.

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

When determining recognition of revenue arrangements the Company performs the following five steps: (1) identify the contracts with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when or as the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods it transfers to, or services it performs for, the customer.

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

Trade Receivables – Payment terms for the Company’s unaffiliated customers are determined based on credit risk and vary by customer. The Company typically offers standard payment terms to unaffiliated customers of net 30 days. The Company does not accrue interest on past due accounts receivable. The Company reviews the credit histories of its customers before extending unsecured credit. The Company presents accounts and notes receivable net of an allowance for doubtful accounts. Each quarter, the Company prepares an analysis of its ability to collect outstanding receivables that provides a basis for an allowance estimate for doubtful accounts. In doing so, the Company evaluates the age of its receivables, past collection history, current financial conditions of key customers and its joint ventures, and economic conditions. Based on this evaluation, the Company establishes a reserve for specific accounts and notes receivable that it believes are uncollectible, as well as an estimate of uncollectible receivables not specifically known. The Company believes that an analysis of historical trends and its current knowledge of potential collection problems provide the Company with sufficient information to establish a reasonable estimate for an allowance for doubtful accounts. In the event the Company determines that a smaller or larger uncollectible accounts reserve is appropriate, the Company records a credit or charge to selling expense in the period that it made such determination. Accounts receivable have been reduced by an allowance for uncollectible accounts of $382,000 as of August 31, 2021 and $90,000 as of August 31, 2020. Accounts are considered past due based on terms agreed upon between the Company and the customer. Accounts receivable are written-off only after all collection attempts have failed and are based on individual credit evaluation and specific circumstances of the customer.

Trade Receivables from Joint Ventures – Trade receivables from joint ventures arise from sales of products the Company makes to its joint ventures. Payment terms for the Company’s joint ventures also are determined based on credit risk; however, additional consideration is given to the individual joint venture due to the transportation time associated with ocean delivery of most products and certain other factors. Generally, accounts receivable from the Company’s joint ventures unpaid after 90 days are considered past due. The Company does not accrue interest on past due balances. The Company periodically reviews amounts due from its joint ventures for collectability and, based on past experience and continuous review of the balances due, determined that an allowance for doubtful accounts related to its joint venture receivables was not necessary as of August 31, 2021 or 2020.

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

Investments in Joint Ventures – Investments in the Company’s joint ventures are accounted for using the equity method. Under the equity method, investments are initially recorded at cost and are adjusted for dividends, distributed and undistributed earnings and losses, changes in foreign currency exchange rates, and additional investments. In the event the Company’s share of a joint venture’s cumulative losses exceeds the Company’s investment balance, the balance is reported at zero value until proportionate income exceeds the losses. The Company assesses its joint ventures for impairment on an annual basis as of August 31 of each year as part of its fiscal year end analysis. In addition to the annual review for impairment, the Company reviews the operating results of each joint venture on a quarterly basis in comparison to its historical operating results and its accrual of fees for services provided to joint ventures. If the operating results of a joint venture do not meet financial performance expectations, an additional evaluation is performed on the joint venture. The Company’s evaluation of its investments in joint ventures requires the Company to make assumptions about future cash flows of its joint ventures. These assumptions require significant judgment, and actual results may differ from assumed or estimated amounts. All investments in joint ventures had positive equity as of August 31, 2021 and 2020. The Company considers any of its joint ventures to be significant and discloses entity specific financial information if the joint venture’s income or assets make up more than 20% of the Company’s total assets or income.

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

3.         INVENTORIES

Inventories consisted of the following:

	August 31, 2021	August 31, 2020
Production materials	$4,453,688	$3,866,791
Finished goods	6,660,519	7,095,005
	$11,114,207	$10,961,796

4.         PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	August 31, 2021	August 31, 2020
Land	$310,365	$310,365
Buildings and improvements	13,149,258	8,167,783
Machinery and equipment	5,453,679	4,940,912
	18,913,302	13,419,060
Less accumulated depreciation	(7,091,844)	(6,308,271)
	$11,821,458	$7,110,789

5.         PATENTS AND TRADEMARKS, NET

Patents and trademarks, net consisted of the following:

	August 31, 2021	August 31, 2020
Patents and trademarks	$3,018,507	$2,907,852
Less accumulated amortization	(2,308,935)	(2,105,846)
	$709,572	$802,006

Patent and trademark costs are amortized over seven years. Costs incurred related to patents and trademarks are capitalized until filed and approved, at which time the amounts capitalized to date are amortized, and any further costs, including maintenance costs, are expensed as incurred. Amortization expense was $203,088 and $231,624 for the years ended August 31, 2021 and 2020, respectively. Amortization expense is estimated to be $190,000 in each of the next four fiscal years.

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

The Company considers the Company’s joint venture in Germany, Excor Korrosionsschutz – Technologien und Produkte GmbH (EXCOR) to be individually significant to the Company’s consolidated assets and income as of August 31, 2021. The Company considers the Company’s joint venture EXCOR and the following other joint ventures in France, Finland, India and Thailand, respectively, to be individually significant to the Company’s consolidated assets and income as of August 31, 2020: ACOBAL SAS, ZERUST OY, HARITA-NTI LIMITED and ZERUST SPECIALTY TECH CO. LTD. Harita-NTI Limited became a wholly owned subsidiary of the Company effective as of September 1, 2021. Financial information from the audited and unaudited financial statements of EXCOR and the Company’s joint ventures in France, Finland, India and Thailand, as well as all the Company’s other joint ventures, are summarized as follows:

	As of August 31, 2021
	Total	EXCOR	OTHER
Current assets	$69,394,796	$33,886,655	$35,508,141
Total assets	73,814,402	36,211,520	37,602,882
Current liabilities	16,366,398	5,386,377	10,980,021
Noncurrent liabilities	1,455,524	-	1,455,524
Joint ventures’ equity	55,992,480	30,825,144	25,167,336
Northern Technologies International Corporation’s share of joint ventures’ equity	27,623,768	15,412,574	12,211,194
Northern Technologies International Corporation’s share of joint ventures’ undistributed earnings	24,702,778	14,697,490	10,005,288

	Fiscal Year Ended August 31, 2021
	Total	EXCOR	OTHER
Net sales	$120,954,550	$46,522,688	$74,431,862
Gross profit	53,371,610	25,389,981	27,981,629
Net income	14,921,531	8,798,995	6,122,536
Northern Technologies International Corporation’s share of equity in income of joint ventures	7,465,214	4,400,403	3,064,811
Northern Technologies International Corporation’s dividends received from joint ventures	3,665,365	1,809,900	1,855,465

	As of August 31, 2020
	Total	EXCOR	FRANCE	FINLAND	INDIA	THAILAND	OTHER
Current assets	$55,825,418	$25,742,619	$4,099,160	$1,955,879	$4,010,855	$4,022,399	$15,994,506
Total assets	60,295,587	28,449,772	4,873,484	2,261,147	4,242,660	4,055,451	16,413,073
Current liabilities	11,002,867	2,424,565	2,073,710	415,496	1,007,529	993,332	4,088,235
Noncurrent liabilities	365,274	—	—	—	32,999	—	332,275
Joint ventures’ equity	48,927,446	26,025,207	2,799,774	1,845,651	3,202,132	3,062,119	11,992,563
Northern Technologies International Corporation’s share of joint ventures’ equity	24,090,826	13,012,606	1,399,887	922,814	1,603,013	1,531,060	5,621,446
Northern Technologies International Corporation’s share of joint ventures’ undistributed earnings	21,855,747	12,981,701	1,399,887	902,814	738,191	1,429,060	4,404,094

	Fiscal Year Ended August 31, 2020
	Total	EXCOR	FRANCE	FINLAND	INDIA	THAILAND	OTHER
Net sales	$87,030,062	$32,546,402	$8,133,294	$3,088,865	$5,481,303	$6,471,831	$31,308,367
Gross profit	39,532,750	18,739,471	3,061,433	1,916,001	2,498,196	2,046,478	11,271,171
Net income	8,545,473	5,266,541	473,137	419,728	697,349	503,884	1,184,834
Northern Technologies International Corporation’s share of equity in income of joint ventures	4,270,327	2,622,423	237,490	209,972	349,218	253,192	598,032
Northern Technologies International Corporation’s dividends received from joint ventures	5,672,099	4,675,850	—	325,635	261,220	160,074	249,320

The Company did not make any joint venture investments during fiscal 2021 or fiscal 2020.

7.         CORPORATE DEBT

The Company has a revolving line of credit with PNC Bank of $5,000,000 at August 31, 2021. As described in more detail on Note 18 entitled “Subsequent Events,” this line of credit was increased from $3,000,000 to $5,000,000 effective as of August 31, 2021. No amounts were outstanding under the line of credit as of August 31, 2021 or 2020. Outstanding advances under the line of credit bear interest at a rate equal to the daily LIBOR plus 2.50%. The line of credit matures on February 22, 2022. The line of credit is governed under an amended and restated loan agreement. The loan agreement contains covenants, including affirmative financial covenants, such as the maintenance of a minimum fixed charge coverage ratio, and negative covenants, which, among other things, limit the incurrence of additional indebtedness, loans and equity investments, disposition of assets, mergers and consolidations and other matters customarily restricted in such agreements. Under the loan agreement, the Company is subject to a minimum fixed charge coverage ratio of 1.10:1.00. As of August 31, 2021, the Company was in compliance with all debt covenants. As of August 31, 2021, NTIC did not have any letters of credit outstanding with respect to the letter of credit sub-facility available under the revolving line of credit with PNC Bank.

As of August 31, 2021, the Company had $104,363 of letters of credit with JP Morgan Chase Bank that are performance based and set to expire between 2021 and 2022.

8.         STOCKHOLDERS’ EQUITY

During fiscal 2021, NTIC’s Board of Directors declared cash dividends on the following dates in the following amounts to holders of record of the Company’s common stock as of the following record dates:

Declaration Date	Amount	Record Date	Payable Date
January 15, 2021	$0.065	February 3, 2021	February 17, 2021
April 23, 2021	$0.065	May 5, 2021	May 19, 2021
July 21, 2021	$0.065	August 4, 2021	August 18, 2021

During fiscal 2020, NTIC’s Board of Directors declared cash dividends on the following dates in the following amounts to holders of record of the Company’s common stock as of the following record dates:

Declaration Date	Amount	Record Date	Payable Date
October 22, 2019	$0.065	November 6, 2019	November 20, 2019
January 22, 2020	$0.065	February 5, 2020	February 19, 2020

On April 23, 2020, the Company announced the temporary suspension of its quarterly cash dividend pending clarity on the financial impact of COVID-19 on the Company. Therefore, NTIC’s Board of Directors did not declare a cash dividend during the quarter ended May 31, 2020, the quarter ended August 31, 2020, or the quarter ended November 30, 2020. On January 15, 2021, the Company announced the reinstatement of its quarterly cash dividend.

On January 15, 2015, the Company’s Board of Directors authorized the repurchase of up to $3,000,000 in shares of common stock through open market purchases or unsolicited or solicited privately negotiated transactions. This program has no expiration date but may be terminated by the Company’s Board of Directors at any time. As of August 31, 2021, up to $2,640,548 of value in shares of common stock remained available for repurchase under the stock repurchase program.

During fiscal 2021, the Company did not repurchase or retire any shares of its common stock. During fiscal 2021, stock options to purchase an aggregate of 77,645 shares of common stock were exercised at a weighted average exercise price of $8.18 per share; some of the options were exercised on a cashless basis, resulting in the net issuance of 74,950 shares of common stock.

During fiscal 2020, the Company did not repurchase or retire any shares of its common stock. During fiscal 2020, stock options to purchase an aggregate of 11,975 shares of common stock were exercised at a weighted average exercise price of $5.13 per share; some of the options were exercised on a cashless basis, resulting in the net issuance of 6,823 shares of common stock.

9.         NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per share assumes the exercise of stock options using the treasury stock method, if dilutive.

The following is a reconciliation of the net income (loss) per share computation for fiscal 2021 and fiscal 2020:

Numerator:	August 31, 2021	August 31, 2020
Net income (loss) attributable to NTIC	$6,281,238	$(1,337,709)

Denominator:
Basic-weighted shares outstanding	9,116,472	9,096,981
Weighted shares assumed upon exercise of stock options	757,667	-
Diluted – weighted shares outstanding	9,874,139	9,096,981

Basic net income (loss) per share:	$0.69	$(0.15)
Diluted net income (loss) per share:	$0.64	$(0.15)

The dilutive impact summarized above relates to the periods when the average market price of the Company’s common stock exceeded the exercise price of the potentially dilutive option securities granted. Net income per common share was based on the weighted average number of common shares outstanding during the periods when computing the basic net income per share. When dilutive, stock options are included as equivalents using the treasury stock market method when computing the diluted net income per share. Excluded from the computation of diluted net income per share as of August 31, 2021 were options outstanding to purchase 136,221 shares of common stock. Excluded from the computation of diluted net income per share as of August 31, 2020 were options outstanding to purchase 1,127,968 shares of common stock due to the net loss for the period.

10.         STOCK-BASED COMPENSATION

The Company has three stock-based compensation plans under which stock options or other stock-based awards have been granted: the Northern Technologies International Corporation Amended and Restated 2019 Stock Incentive Plan (the 2019 Plan), the Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan (the 2007 Plan) and the Northern Technologies International Corporation Employee Stock Purchase Plan (the ESPP). The 2019 Plan replaced the 2007 Plan with respect to future grants; and, therefore, no further awards may be made under the 2007 Plan. The Compensation Committee of the Board of Directors and the Board of Directors administer these plans.

The 2019 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, stock unit awards, performance awards, and stock bonuses to eligible recipients to enable the Company and its subsidiaries to attract and retain qualified individuals through opportunities for equity participation in the Company and to reward those individuals who contribute to the achievement of the Company’s economic objectives. On January 15, 2021, the Company’s stockholders approved certain amendments to the 2019 Plan, including an increase in the number of shares of common stock available for issuance under the plan by an additional 800,000 shares. Subject to adjustment as provided in the 2019 Plan, up to a maximum of 1,600,000 shares of the Company’s common stock are issuable under the 2019 Plan. Options granted generally have a term of ten years and become exercisable over a one- or three- year period beginning on the one-year anniversary of the date of grant. Options are granted at per share exercise prices equal to the market value of the Company’s common stock on the date of grant. The Company issues new shares upon the exercise of options. During the fiscal years ended August 31, 2021 and 2020, the Company granted stock options under the 2019 Plan to purchase an aggregate of 419,874 and 300,770 shares of its common stock to various employees and directors, respectively. As of August 31, 2021, 879,356 shares of common stock remained available under the 2019 Plan.

The maximum number of shares of common stock of the Company available for issuance under the ESPP is 200,000 shares, subject to adjustment as provided in the ESPP. The ESPP provides for six-month offering periods beginning on September 1 and March 1 of each year. The purchase price of the shares is 90% of the lower of the fair market value of common stock at the beginning or end of the offering period. This discount may not exceed the maximum discount rate permitted for plans of this type under Section 423 of the Internal Revenue Code of 1986, as amended. The ESPP is compensatory for financial reporting purposes. The Company issued 5,225 and 2,754 shares on March 1, 2021 and 2020, respectively, and 4,646 and 3,597 shares on September 1, 2020 and 2019, respectively, under the ESPP. As of August 31, 2021, 74,822 shares of common stock remained available for sale under the ESPP.

The fair value of option grants is determined at the date of grant using the Black-Scholes option pricing model with the assumptions listed below.  The volatility factor used in the Black-Scholes option pricing model is based on historical stock price fluctuations, and the risk-free interest rate is based on U.S. treasury rates appropriate for the expected term. Dividend yield and expected volatility are estimated using historical amounts that are anticipated to be consistent with current values. Expected life of the option is based on the life of the option agreements. Based on these valuations, the Company recognized compensation expense of $664,174 and $1,337,774 during fiscal 2021 and fiscal 2020, respectively, related to the options that vested during such time. As of August 31, 2021, the total compensation cost for non-vested options not yet recognized on the Company’s consolidated statements of operations was $666,667, which is expected to be recognized during fiscal 2022 and fiscal 2023, based on outstanding options as of August 31, 2021. Future option grants will impact the compensation expense recognized. Stock-based compensation expense is included in general and administrative expense on the consolidated statements of operations.

The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model with the following assumptions and results for the grants:

	Fiscal Year 2021	Fiscal Year 2020
Dividend yield	1.65%	2.41%
Expected volatility	45.4%	45.2%
Expected life of option (in years)	10	10
Weighted average risk-free interest rate	0.77%	1.40%

Stock option activity during the periods indicated was as follows:

	Number of Shares (#)	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at August 31, 2019	839,173	$9.13
Options granted	300,770	10.87
Options exercised	(11,975)	5.13
Options terminated	—	—

Outstanding at August 31, 2020	1,127,968	$9.63
Options granted	419,874	8.24
Options exercised	(77,645)	8.18
Options terminated	(43,546)	9.63

Outstanding at August 31, 2021	1,426,651	$9.30	$10,514,418

Exercisable at August 31, 2021	1,022,802	$9.72	$7,108,474

The weighted average per share fair value of options granted during fiscal 2021 and fiscal 2020 was $8.24 and $10.87, respectively. The weighted average remaining contractual life of the options outstanding and exercisable as of August 31, 2021 was 6.20 years and 5.09 years, respectively.

11.         SEGMENT AND GEOGRAPHIC INFORMATION

Segment Information

The Company’s chief operating decision maker is its Chief Executive Officer. The Company’s business is organized into two reportable segments: ZERUST® and Natur-Tec®. The Company has been selling its proprietary ZERUST® rust and corrosion inhibiting products and services to the automotive, electronics, electrical, mechanical, military, and retail consumer markets for over 45 years and, more recently, has targeted and expanded into the oil and gas industry. The Company also sells a portfolio of bio-based and compostable (fully biodegradable) polymer resins and finished products under the Natur-Tec® brand.

The following tables present the Company’s business segment information:

	Fiscal 2021	Fiscal 2020
ZERUST® net sales	$45,554,434	$34,474,535
Natur-Tec® net sales	10,939,385	13,164,156
Total net sales	$56,493,819	$47,638,691

The following table sets forth the Company’s cost of goods sold by segment:

	Fiscal 2021	Fiscal 2020
Direct cost of goods sold
ZERUST®	$26,028,555	$18,717,684
Natur-Tec®	7,717,429	10,168,051
Indirect cost of goods sold	3,174,830	2,723,539
Total net cost of goods sold	$36,920,814	$31,609,274

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

Geographic Information

Net sales by geographic location for fiscal 2021 and fiscal 2020 were as follows:

	Fiscal Year Ended August 31,
	2021	2020
Inside the U.S.A. to unaffiliated customers	$22,039,456	$20,218,213
Outside the U.S.A. to:
Joint ventures in which the Company is a shareholder directly and indirectly	3,023,196	1,972,646
Unaffiliated customers	31,431,167	25,447,832
	$56,493,819	$47,638,691

Net sales by geographic location are based on the location of the customer.

Fees for services provided to joint ventures by geographic location as a percentage of total fees for services provided to joint ventures, respectively, were as follows:

	Fiscal 2021	% of Total Fees for Services Provided to Joint Ventures	Fiscal 2020	% of Total Fees for Services Provided to Joint Ventures
Germany	$920,902	15.4%	$843,752	18.3%
Japan	826,403	13.9%	628,889	13.6%
Poland	798,570	13.4%	553,198	12.0%
Sweden	528,755	8.9%	372,017	8.1%
France	435,032	7.3%	310,661	6.7%
Thailand	399,563	6.7%	328,452	7.1%
India	392,074	6.6%	250,976	5.4%
Czech Republic	377,395	6.3%	270,032	5.9%
South Korea	317,042	5.3%	266,703	5.8%
United Kingdom	316,786	5.3%	255,121	5.5%
Finland	298,663	5.0%	256,375	5.6%
Indonesia	122,513	2.1%	99,543	2.2%
Other	230,562	3.8%	177,167	3.8%
	$5,964,260	100.0%	$4,612,885	100.0%

Sales to the Company’s joint ventures are included in the foregoing segment and geographic information; however, sales by the Company’s joint ventures to other parties are not included. The foregoing segment and geographic information represents only sales recognized directly by the Company and sold in that geographic territory.

See Note 6 for additional details on geographical information regarding equity in income from joint ventures.

The geographical distribution of total long-lived assets and net sales is as follows:

	At August 31, 2021	At August 31, 2020
China	$5,110,071	$376,088
Other	453,199	172,833
United States	6,258,188	6,561,868
Total long-lived assets	$11,821,458	$7,110,789

	Fiscal Year Ended August 31, 2021	Fiscal Year Ended August 31, 2020
China	$17,343,623	$13,409,770
Brazil	4,122,781	2,753,930
India	5,482,989	5,655,797
Other	7,504,970	5,600,982
United States	22,039,456	20,218,212
Total net sales	$56,493,819	$47,638,691

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

12.         RETIREMENT PLAN

The Company has a 401(k) employee savings plan. Employees who meet certain age and service requirements may elect to contribute up to 15% of their salaries. The Company typically contributes the lesser of 50% of the participant’s contributions or 3.5% of the employee’s salary. The Company recognized expense for the savings plan of $237,499 and $234,534 for fiscal 2021 and fiscal 2020, respectively.

13.         RELATED PARTY TRANSACTIONS

During both fiscal 2021 and fiscal 2020, the Company made consulting payments of $144,000 to Bioplastic Polymers LLC, an entity owned by Ramani Narayan, Ph.D., a director of the Company.

14.         INCOME TAXES

The provision for income taxes for the fiscal years ended August 31, 2021 and 2020 was approximately as follows:

	Fiscal Year Ended August 31,
	2021	2020
Current:
Federal	$—	$—
State	39,000	23,000
Foreign	1,307,000	1,226,000
	1,346,000	1,249,000
Deferred:
Federal	—	1,501,000
State	—	101,000
Foreign	115,905	(176,365)
	115,905	1,425,635
	$1,461,905	$2,674,635

Reconciliations of the expected federal income tax at the statutory rate of 21.0% with the provisions for income taxes for the fiscal years ended August 31, 2021 and 2020 were approximately as follows:

	Fiscal Year Ended August 31,
	2021	2020
Tax computed at statutory rates	$1,794,000	$365,000
State income tax, net of federal benefit	37,000	23,000
Tax effect on equity in income of international joint ventures	(1,560,000)	(888,000)
Tax effect of foreign operations	839,000	641,000
Deemed repatriation	—	108,000
Expired foreign tax credit	897,000	—
Research and development credit	(277,000)	(368,000)
Valuation allowance	(492,000)	2,797,000
Stock based compensation	75,000	189,000
Non-controlling interest	(83,000)	(55,000)
Other	231,905	(137.365)
	$1,461,905	$2,674,635

The Company has not provided U.S. income taxes or foreign withholding taxes with respect to its portion of the cumulative undistributed earnings of certain foreign subsidiaries and joint ventures that are essentially permanent in duration. As a result of the 2017 tax law changes, U.S. federal income taxes on dividends received from the Company’s foreign subsidiaries and joint ventures after December 31, 2017 have been generally eliminated. However, the Company continues to be subject to foreign withholding taxes upon repatriation of any undistributed earnings that are not essentially permanent in duration. The Company recorded a tax expense of approximately $113,000 and tax benefit of approximately $76,000 during fiscal 2021 and fiscal 2020, respectively, representing changes in the deferred tax liability for foreign withholding taxes to be paid with respect to the portion of the cumulative undistributed earnings of foreign subsidiaries and joint ventures that the Company determined were not essentially permanent in duration.

The Company measures deferred tax assets and liabilities using enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid. The tax effect of the temporary differences and tax carryforwards comprising the net deferred taxes shown on the consolidated balance sheets as of August 31, 2021 and 2020 was approximately as follows:

	August 31,
	2021	2020
Accrued compensation	$539,300	$173,500
Inventory costs	55,100	64,000
Other accrued expenses	103,100	74,900
Lease liability	84,300	147,500
Goodwill and other intangible assets	453,000	581,200
Stock-based compensation	466,300	397,300
Foreign tax credit carryforward	4,893,300	5,790,500
Other credit and loss carryforwards	5,243,100	4,824,200
Total deferred tax assets	11,837,500	12,053,100
Valuation allowance	(11,447,500)	(11,561,700)
Total deferred tax assets after valuation allowance	390,000	491,400
Property and equipment	(7,300)	(50,700)
Right-of-use asset	(84,300)	(147,500)
Unremitted foreign earnings	(154,900)	—
Other	(50,900)	(83,400)
Total deferred tax liabilities	(297,400)	(281,600)
Net deferred tax assets	$92,600	$209,800

As of August 31, 2020, the Company had foreign tax credit carryforwards of $5,790,500 of which $897,000 expired during August 31, 2021. The remaining $4,893,300 of foreign tax credit carryforwards as of August 31, 2021 will begin to expire if not utilized prior to August 31, 2022. In addition, the Company had federal and state tax credit carryforwards of $3,552,500 as of August 31, 2021, which began to expire in fiscal 2022.  These federal and state tax credit carryforwards consist primarily of federal and Minnesota research and development credit carryforwards. The Company also has a deferred tax asset of $1,065,500 for federal net operating loss carryforwards and $377,600 for state net operating loss carryforwards as of August 31, 2021. The federal net operating loss carryforward has an indefinite carryforward period. The state net operating loss carryforward will begin to expire if not utilized prior to August 31, 2022. The Company has a deferred tax asset of $247,500 for foreign net operating loss carryforwards, $223,300 of which has an indefinite carryforward period.

The Company records a tax valuation allowance to reduce deferred tax assets to the amount expected to be realized when it is more likely than not that some portion or all of its deferred tax assets will not be realized.

The Company determined based on all available evidence, including historical data and projections of future results, that it is more likely than not that its domestic deferred tax assets will not be realized due to the absence of objectively verifiable sources of taxable income. On the basis of this evaluation, the Company has recorded a valuation allowance of $11,447,500 and $11,561,700 as of August 31, 2021 and 2020, respectively, to recognize only the portion of the deferred tax assets that is more likely than not to be realized. The net deferred tax asset as of August 31, 2021 and 2020 relates entirely to non-US deferred tax assets which are expected to be realized by offset of deferred tax liability for withholding tax on cumulative undistributed earnings in foreign subsidiaries and joint ventures that the Company determined were not essentially permanent. The change in the valuation allowance totaled a decrease of $114,000 and an increase of $2,797,000 for the years ended August 31, 2021 and 2020, respectively.

The following is a tabular reconciliation of the total amounts of approximated unrecognized tax benefits:

	Fiscal Year Ended August 31,
	2021	2020
Gross unrecognized tax benefits – beginning balance	$278,200	$248,000
Gross increases – prior period tax positions	4,400	15,200
Gross increases – current period tax positions	15,000	15,000
Gross unrecognized tax benefits – ending balance	$297,600	$278,200

The entire amount of unrecognized tax benefits would affect the effective tax rate if recognized.  It is not expected that the amount of unrecognized tax benefits will change significantly in the next 12 months.

The Company recognizes interest related to unrecognized tax benefits and penalties as income tax expense. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheet. There was no liability for the payment of interest and penalties as of both August 31, 2021 and August 31, 2020.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. With few exceptions, as of August 31, 2021, the Company is no longer subject to federal, state, local, or foreign examinations by tax authorities for years prior to August 31, 2018.

15.         COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company currently has operating leases for various buildings, equipment and vehicles. These leases are under non-cancelable operating lease agreements with expiration dates between December 31, 2021 and June 30, 2024. The Company has the option to extend certain leases to five or ten-year term(s) and has the right of first refusal on any sale.

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

Present Value of Leases

	August 31, 2021	August 31, 2020
Right-of-use assets, net	$376,438	$658,788

Current portion of lease liability	272,336	386,345
Lease liability, less current portion	104,102	272,443
Total lease liability	$376,438	$658,788

As of August 31, 2021, the weighted-average remaining lease term was 1.50 years. The Company’s lease agreements do not provide a readily determinable implicit rate nor is it available to the Company from its lessors. Instead, as of August 31, 2021, the Company estimates the weighted-average discount rate for its operating leases to be 2.31% to present value based on the incremental borrowing rate.

Future minimum payments for the next five fiscal years and thereafter as of August 31, 2021 under these long-term operating leases are as follows (in thousands):

Fiscal 2022	272,336
Fiscal 2023	84,353
Fiscal 2024	26,700
Fiscal 2025	-
Total future minimum lease payments	383,389
Less amount representing interest	(6,951)
Present value of obligations under operating leases	376,438
Less current portion	(272,336)
Long-term operating lease obligations	$104,102

Rent expense under these leases was approximately $386,345 and $131,840 for the years ended August 31, 2021 and 2020.

Annual Bonus Plan

On August 26, 2021, the Compensation Committee of the Board of Directors of the Company approved the material terms of an annual bonus plan for the Company’s executive officers as well as certain officers and employees for the fiscal year ending August 31, 2022. For fiscal 2022, as in past years, the total amount available under the bonus plan for all plan participants, including executive officers, is dependent upon the Company’s earnings before interest, taxes, and other income, as adjusted to take into account amounts to be paid under the bonus plan and certain other adjustments (Adjusted EBITOI). Each plan participant’s percentage of the overall bonus pool is based upon the number of plan participants, the individual’s annual base salary, and the individual’s position and level of responsibility within the company. In the case of each of the Company’s executive officer participants, 75% of the amount of their individual bonus payout will be determined based upon the Company’s actual EBITOI for fiscal 2022 compared to a pre-established target EBITOI for fiscal 2022, and 25% of the payout will be determined based upon such executive officer’s achievement of certain pre-established individual performance objectives. The payment of bonuses under the plan is discretionary, and bonuses may be paid to executive officer participants in both cash and shares of NTIC common stock, the exact amount and percentages of which were determined by the Company’s Board of Directors, upon recommendation of the Compensation Committee, after the completion of the Company’s consolidated financial statements for fiscal 2022.

On August 27, 2020, the Compensation Committee of the Board of Directors of the Company approved the material terms of an annual bonus plan for the Company’s executive officers as well as certain officers and employees for the fiscal year ending August 31, 2021. $2,366,668 was recognized for bonuses for the fiscal year ended August 31, 2021, $266,667 of the bonus is comprised of stock options granted to management on September 1, 2020 that will be expensed over three years and $2,100,000 will be paid out in cash and profit sharing subsequent to year end. This is compared to $1,300,000 recognized for bonuses for the fiscal year ended August 31, 2020, $800,000 of the bonus comprised of stock options granted to management on September 1, 2019 and $500,000 was paid out in cash and profit sharing subsequent to year end.

Concentrations

Two joint ventures (consisting of the Company’s joint ventures in the Thailand and Indonesia) accounted for 37.4% of the Company’s trade joint venture receivables as of August 31, 2021, and five joint ventures (consisting of the Company’s joint ventures in the United States, Indonesia, Philippines, Russia and India) accounted for 88.2% of the Company’s trade joint venture receivables as of August 31, 2020.

Legal Matters

From time to time, the Company is subject to various claims and legal actions in the ordinary course of its business. The Company records a liability in its consolidated financial statements for costs related to claims, including future legal costs, settlements, and judgments, where the Company has assessed that a loss is probable, and an amount could be reasonably estimated. If the reasonable estimate of a probable loss is a range, the Company records the most probable estimate of the loss or the minimum amount when no amount within the range is a better estimate than any other amount. The Company discloses a contingent liability even if the liability is not probable or the amount is not estimable, or both, if there is a reasonable possibility that material loss may have been incurred. In the opinion of management, as of August 31, 2021, the amount of liability, if any, with respect to these matters, individually or in the aggregate, will not materially affect the Company’s consolidated results of operations, financial position, or cash flows.

16.         STATEMENTS OF CASH FLOWS

Supplemental disclosures of cash flow information consist of:

	Fiscal Year Ended August 31,
	2021	2020
Cash paid during the year for income tax	$895,646	$1,099,635
Cash paid during the year for interest	16,086	16,034

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

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurements Using Inputs Considered as
	Fair value as of August 31, 2021	Level 1	Level 2	Level 3
Available for sale securities	$4,634	$4,634	$—	$—

		Fair Value Measurements Using Inputs Considered as
	Fair value as of August 31, 2020	Level 1	Level 2	Level 3
Available for sale securities	$5,544,722	$5,544,722	$—	$—

Valuation Techniques

Financial assets that are classified as Level 1 securities include cash equivalents and available for sale securities. These are valued using quoted market prices in an active market.

The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the end of the fiscal quarter in which the actual event or change in circumstances that caused the transfer occurs. There were no transfers between Level 1, Level 2, or Level 3 during the fiscal years ended August 31, 2021 or August 31, 2020. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement.

18.         SUBSEQUENT EVENTS

On October 20, 2021, NTIC’s Board of Directors declared a cash dividend of $0.07 per share of NTIC’s common stock, payable on November 17, 2021 to stockholders of record on November 3, 2021. Although NTIC’s Board of Directors intends to declare regular quarterly cash dividends going forward, the payment of any future dividends will be determined by NTIC’s Board of Directors in light of conditions then existing, including NTIC’s earnings, financial condition, cash requirements, restrictions in financing agreements, business conditions, and other factors, including without limitation the effect of COVID-19 on its business, operating results, and financial condition.

On September 21, 2021, the Company announced that it acquired the remaining 50% ownership interest in its Indian joint venture, Harita-NTI Limited, for USD $6.25 million in cash, effective as of September 1, 2021. This purchase was funded with cash available from existing operations.

Also on September 21, 2021, the Company and PNC Bank entered into an Amended and Restated Loan Agreement and Amended and Restated Security Agreement relating to the Company’s revolving line of credit with PNC Bank and the Company issued an amended and restated promissory note thereunder, in each case effective as of August 31, 2021, which together increased the line of credit from $3.0 million to $5.0 million, extended the maturity date to February 22, 2022 and revised the rate at which amounts outstanding under the line of credit bear interest to equal a per annum rate equal to the daily LIBOR plus 250 basis points (2.50%). The other material terms of the line of credit, Amended and Restated Loan Agreement and Amended and Restated Security Agreement with PNC Bank and other related documents were not affected by these amendments.

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

Management, with the participation of NTIC’s President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of August 31, 2021. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this assessment, management concluded that the Company's internal control over financial reporting was effective as of August 31, 2021.

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

Changes in Internal Control over Financial Reporting

There was no change in NTIC’s internal control over financial reporting that occurred during the quarter ended August 31, 2021 that has materially affected or is reasonably likely to materially affect NTIC’s internal control over financial reporting.

Item 9B.         OTHER INFORMATION

Not applicable.

Item 9C.         DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

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

Executive Officers

Information concerning NTIC’s executive officers and officers is included in this annual report on Form 10-K under Part I under the heading “Executive Officers of the Registrant.”

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

Changes to Nomination Procedures

During the fourth quarter of fiscal 2021, NTIC made no material changes to the procedures by which stockholders may recommend nominees to NTIC’s Board of Directors, as described in NTIC’s most recent proxy statement.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes outstanding options and other awards under NTIC’s equity compensation plans as of August 31, 2021. NTIC’s equity compensation plans as of August 31, 2021 were the Northern Technologies International Corporation Amended and Restated 2019 Stock Incentive Plan, the Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan, and the Northern Technologies International Corporation Employee Stock Purchase Plan. Except for automatic annual grants of $50,000 in options to purchase shares of NTIC common stock to NTIC’s directors in consideration for their services as directors of NTIC and an automatic annual grant of $10,000 in options to purchase shares of NTIC common stock to NTIC’s Chairman of the Board in consideration for his services as Chairman, in each case on the first day of each fiscal year, and automatic initial pro rata grants of $50,000 in options to purchase shares of NTIC common stock to NTIC’s new directors in consideration for their services as directors of NTIC on the first date of their appointment as directors, options and other awards granted in the future under the Northern Technologies International Corporation Amended and Restated 2019 Stock Incentive Plan are within the discretion of the Board of Directors and the Compensation Committee of the Board of Directors and, therefore, cannot be ascertained at this time. No future grants of options or other stock awards will be made under the Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,426,651(1)(2)	$9.30	954,178(3)
Equity compensation plans not approved by security holders	—	—	—
Total	1,426,651(1)(2)	$9.30	954,178(3)

______________________

(1)	Amount includes 706,007 shares of NTIC common stock issuable upon the exercise of stock options outstanding as of August 31, 2021 under the Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan and 720,644 shares of NTIC common stock issuable upon the exercise of stock options outstanding as of August 31, 2021 under the Northern Technologies International Corporation Amended and Restated 2019 Stock Incentive Plan.

(2)	Excludes employee stock purchase rights accruing under the Northern Technologies International Corporation Employee Stock Purchase Plan. Under such plan, each eligible employee may purchase up to 2,000 shares of NTIC common stock at semi-annual intervals on February 28th or 29th (as the case may be) and August 31st each year at a purchase price per share equal to 90% of the lower of (i) the closing sales price per share of NTIC common stock on the first day of the offering period or (ii) the closing sales price per share of NTIC common stock on the last day of the offering period.

(3)	Amount includes 879,356 shares available as of August 31, 2021 for future issuance under Northern Technologies International Corporation Amended and Restated 2019 Stock Incentive Plan and 74,822 shares available at August 31, 2021 for future issuance under the Northern Technologies International Corporation Employee Stock Purchase Plan.

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

Item No.	Item	Method of Filing
3.1	Restated Certificate of Incorporation of Northern Technologies International Corporation	Incorporated by reference to Exhibit 3.1 to NTIC’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2009 (File No. 001-11038)

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Northern Technologies International Corporation dated January 16, 2018	Incorporated by reference to Exhibit 3.1 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 16, 2018 (File No. 001-11038)

3.3	Certificate of Validation of the Certificate of Amendment to Restated Certificate of Incorporation of Northern Technologies International Corporation dated January 18, 2019	Incorporated by reference to Exhibit 3.1 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 25, 2019 (File No. 001-11038)

3.4	Amended and Restated Bylaws of Northern Technologies International Corporation	Incorporated by reference to Exhibit 3.1 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 24, 2008 (File No. 001-11038)

4.1	Specimen Stock Certificate Representing Common Stock of Northern Technologies International Corporation	Incorporated by reference to Exhibit 4.1 to NTIC’s Registration Statement on Form 10 (File No. 001-19331) (Filed on paper - hyperlink is not required pursuant to Rule 105 of Regulation S-T)

4.2	Description of Common Stock of Northern Technologies International Corporation	Incorporated by reference to Exhibit 4.2 to NTIC’s Annual Report on Form 10-K for the fiscal year ended August 31, 2020 (File No. 001-11038)

Item No.	Item	Method of Filing

10.1	Northern Technologies International Corporation Amended and Restated 2019 Stock Incentive Plan*	Incorporated by reference to Exhibit 10.1 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 15, 2021 (File No. 001-11038)

10.2	Form of Incentive Stock Option Agreement for Northern Technologies International Corporation Amended and Restated 2019 Stock Incentive Plan*	Incorporated by reference to Exhibit 10.2 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 25, 2019 (File No. 001-11038)

10.3	Form of Non-Statutory Stock Option Agreement for Northern Technologies International Corporation Amended and Restated 2019 Stock Incentive Plan*	Incorporated by reference to Exhibit 10.3 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 25, 2019 (File No. 001-11038)

10.4	Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan*	Incorporated by reference to Exhibit 10.1 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 24, 2011 (File No. 001-11038)

10.5	Form of Incentive Stock Option Agreement for Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan*	Incorporated by reference to Exhibit 10.2 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 24, 2011 (File No. 001-11038)

10.6	Form of Non-Statutory Stock Option Agreement for Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan*	Incorporated by reference to Exhibit 10.3 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 24, 2011 (File No. 001-11038)

10.7	Form of Restricted Stock Agreement for Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan*	Incorporated by reference to Exhibit 10.4 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 24, 2011 (File No. 001-11038)

10.8	Northern Technologies International Corporation Employee Stock Purchase Plan*	Incorporated by reference to Exhibit 10.11 to NTIC’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 2006 (File No. 001-11038)

10.9	Material Terms of Northern Technologies International Corporation Annual Bonus Plan*	Incorporated by reference to Exhibit 10.6 to NTIC’s Annual Report on Form 10-K for the fiscal year ended August 31, 2015 (File No. 001-11038)

Item No.	Item	Method of Filing

10.10	Form of Indemnification Agreement between Northern Technologies International Corporation and its Directors and Officers*	Incorporated by reference to Exhibit 10.1 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 23, 2019 (File No. 001-11038)

10.11	Agreement dated as of May 25, 2009 between Northern Technologies International Corporation and Sunggyu Lee, Ph.D.*	Incorporated by reference to Exhibit 10.2 to NTIC’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2009 (File No. 001-11038)

10.12	Description of Non-Employee Director Compensation Arrangements*	Incorporated by reference to Exhibit 10.9 to NTIC’s Annual Report on Form 10-K for the fiscal year ended August 31, 2018 (File No. 001-11038)

10.13	Executive Employment Agreement dated as of November 18, 2011 between Northern Technologies International Corporation and G. Patrick Lynch*	Incorporated by reference to Exhibit 10.13 to NTIC’s Annual Report on Form 10-K for the fiscal year ended August 31, 2011 (File No. 001-11038)

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

Incorporated by reference to Exhibit 10.16 to NTIC’s Annual Report on Form 10-K for the fiscal year ended August 31, 2011 (File No. 001-11038)

10.17	Amended and Restated Loan Agreement dated as of August 31, 2021 by and between Northern Technologies International Corporation and PNC Bank, National Association	Incorporated by reference to Exhibit 10.1 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 22, 2021 (File No. 001-11038)

10.18	Amended and Restated Revolving Line of Credit Note dated as of August 31, 2021 issued by Northern Technologies International Corporation to PNC Bank, National Association	Incorporated by reference to Exhibit 10.2 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 22, 2021 (File No. 001-11038)

10.19	Consulting Agreement dated January 11, 2017 by and among Northern Technologies International Corporation, BioPlastic Polymers LLC, and Ramani Narayan, Ph.D.	Incorporated by reference to Exhibit 10.2 to NTIC’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2016 (File No. 001-11038)

Item No.	Item	Method of Filing

10.20	Real Estate Purchase and Sales Contract dated July 7, 2021 between NTIC (Shanghai) Co., Ltd. And Shanghai FASTO Investment Group Limited Company (Official Chinese Version)	Incorporated by reference to Exhibit 10.1 to NTIC’s Quarterly Report on Form 8-K as filed with the Securities and Exchange Commission on July 8, 2021 (File No. 001-11038)

10.21	Unofficial English Summary of Real Estate Purchase and Sales Contract dated July 7, 2021 between NTIC (Shanghai) Co., Ltd. and Shanghai FASTO Investment Group Limited Company	Incorporated by reference to Exhibit 10.2 to NTIC’s Quarterly Report on Form 8-K as filed with the Securities and Exchange Commission on July 8, 2021 (File No. 001-11038)

14.1	Code of Ethics	Incorporated by reference to Exhibit 14.1 to NTIC’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 2004 (File No. 001-11038)

21.1	Subsidiaries of the Registrant	Filed herewith

23.1	Consent of Baker Tilly US, LLP	Filed herewith

31.1	Certification of President and Chief Executive Officer Pursuant to SEC Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of President and Chief Executive Officer Pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of Chief Financial Officer Pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101

The following materials from Northern Technologies International Corporation’s Annual Report on Form 10-K for the fiscal year ended August 31, 2021, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Contained in Exhibit 101

__________________________

*          A management contract or compensatory plan or arrangement.

Item 16.          FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

November 19, 2021	By: /s/ G. Patrick Lynch
G. Patrick Lynch
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ G. Patrick Lynch	President and Chief Executive Officer and Director	November 19, 2021
G. Patrick Lynch	(principal executive officer)

/s/ Matthew C. Wolsfeld, CPA	Chief Financial Officer and Corporate Secretary	November 19, 2021
Matthew C. Wolsfeld, CPA	(principal financial and accounting officer)

/s/ Richard J. Nigon	Chairman of the Board	November 19, 2021
Richard J. Nigon

/s/ Nancy E. Calderon	Director	November 19, 2021
Nancy E. Calderon

/s/ Sarah E. Kemp	Director	November 19, 2021
Sarah E. Kemp

/s/ Sunggyu Lee, Ph.D.	Director	November 19, 2021
Sunggyu Lee, Ph.D.

/s/ Ramani Narayan, Ph. D.	Director	November 19, 2021
Ramani Narayan, Ph.D.

/s/ Konstantin von Falkenhausen	Director	November 19, 2021
Konstantin von Falkenhausen