Form 10-Q
period 2022-02-28
NORTHERN TECHNOLOGIES INTERNATIONAL CORP
filed 2022-04-08
CIK 875582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended February 28, 2022
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________ to __________________

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

As of April 5, 2022, there were 9,221,517 shares of common stock of the registrant outstanding.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

FORM 10-Q

February 28, 2022

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AS OF FEBRUARY 28, 2022 (UNAUDITED)

AND AUGUST 31, 2021 (AUDITED)

	February 28, 2022	August 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,487,811	$7,680,641
Available for sale securities	4,634	4,634
Receivables:
Trade, excluding joint ventures, less allowance for doubtful accounts of $382,000 as of February 28, 2022 and August 31, 2021	12,457,917	11,128,805
Trade, joint ventures	905,961	624,808
Fees for services provided to joint ventures	1,078,702	1,505,127
Income taxes	570,483	386,574
Inventories	12,978,217	11,114,207
Prepaid expenses	3,113,898	1,302,293
Total current assets	$38,597,623	$33,747,089

PROPERTY AND EQUIPMENT, NET	$12,336,699	$11,821,458
OTHER ASSETS:
Investments in joint ventures	21,852,070	27,623,768
Deferred income taxes	—	92,554
Patents and trademarks, net	717,805	709,572
Goodwill	4,782,376	—
Intangible asset, net	6,135,433	—
Operating lease right of use asset	528,645	376,438
Total other assets	34,016,329	28,802,332
Total assets	$84,950,651	$74,370,879

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,948,430	$4,290,972
Line of credit	4,200,000	—
Income taxes payable	152,183	178,923
Accrued liabilities:
Payroll and related benefits	1,694,506	2,879,468
Other	1,091,861	894,497
Current portion of operating lease	184,206	272,336
Total current liabilities	$13,271,186	$8,516,196
LONG-TERM LIABILITIES:
Deferred income tax, net	1,897,259	—
Operating lease, less current portion	344,439	104,102
Total long-term liabilities	$2,241,698	$104,102

COMMITMENTS AND CONTINGENCIES (Note 14)

EQUITY:
Preferred stock, no par value; authorized 10,000 shares; none issued and outstanding	—	—
Common stock, $0.02 par value per share; authorized 15,000,000 shares as ofFebruary 28, 2022 and August 31, 2021; issued and outstanding 9,221,517 and 9,184,811, respectively	184,430	183,696
Additional paid-in capital	19,379,032	18,736,268
Retained earnings	50,361,066	46,973,092
Accumulated other comprehensive loss	(3,858,689)	(3,525,030)
Stockholders’ equity	66,065,839	62,368,026
Non-controlling interests	3,371,928	3,382,555
Total equity	69,437,767	65,750,581
Total liabilities and equity	$84,950,651	$74,370,879

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2022 AND 2021

	Three Months Ended February 28,		Six Months Ended February 28,
	2022	2021	2022	2021
NET SALES:
Net sales, excluding joint ventures	$15,865,128	$12,255,941	$33,218,102	$24,454,749
Net sales, to joint ventures	883,511	526,941	1,723,950	1,107,245
Total net sales	16,748,639	12,782,882	34,942,052	25,561,994

Cost of goods sold	11,764,304	8,531,679	24,254,787	16,845,000
Gross profit	4,984,335	4,251,203	10,687,265	8,716,994

JOINT VENTURE OPERATIONS:
Equity in income from joint ventures	922,832	1,920,012	2,297,581	3,745,724
Fees for services provided to joint ventures	1,246,909	1,462,684	2,505,767	2,799,245
Total joint venture operations	2,169,741	3,382,696	4,803,348	6,544,969

OPERATING EXPENSES:
Selling expenses	2,971,391	2,832,008	6,209,149	5,573,776
General and administrative expenses	2,518,788	1,958,974	5,115,135	4,052,956
Research and development expenses	1,218,674	1,075,180	2,454,495	2,150,917
Total operating expenses	6,708,853	5,866,162	13,778,779	11,777,649

OPERATING INCOME	445,223	1,767,737	1,711,834	3,484,314

REMEASUREMENT GAIN ON ACQUISITION OF EQUITY METHOD INVESTEE	—	—	3,951,550	—
INTEREST INCOME	9,909	15,638	20,852	85,176
INTEREST EXPENSE	(7,404)	(5,249)	(10,295)	(7,617)
INCOME BEFORE INCOME TAX EXPENSE	447,728	1,778,126	5,673,941	3,561,873

INCOME TAX EXPENSE	151,743	274,660	656,123	653,250
NET INCOME	295,985	1,503,466	5,017,818	2,908,623

NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	113,138	190,891	341,212	333,649
NET INCOME ATTRIBUTABLE TO NTIC	$182,847	$1,312,575	$4,676,606	$2,574,974

NET INCOME ATTRIBUTABLE TO NTIC PER COMMON SHARE:
Basic	$0.02	$0.14	$0.51	$0.28
Diluted	$0.02	$0.13	$0.48	$0.26

WEIGHTED AVERAGE COMMON SHARES ASSUMED OUTSTANDING:
Basic	9,214,817	9,104,636	9,211,858	9,104,623
Diluted	9,683,426	9,867,918	9,736,060	9,756,268

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.07	$0.065	$0.14	$0.065

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2022 AND 2021

	Three Months Ended February 28,		Six Months Ended February 28,
	2022	2021	2022	2021
NET INCOME	$295,985	$1,503,466	$5,017,818	$2,908,623
OTHER COMPREHENSIVE INCOME (LOSS) –FOREIGN CURRENCY TRANSLATION ADJUSTMENT	26,295	196,341	(382,769)	495,006
COMPREHENSIVE INCOME	322,280	1,699,807	4,635,049	3,403,629
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	(136,037)	177,117	(292,102)	387,780
COMPREHENSIVE INCOME ATTRIBUTABLE TO NTIC	$458,317	$1,522,690	$4,927,151	$3,015,849

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2022 AND 2021

	STOCKHOLDERS’ EQUITY – THREE MONTHS ENDED FEBRUARY 28, 2022 AND 2021

					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	Controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Equity

BALANCE AS OF NOVEMBER 30, 2021	9,203,446	$184,069	$19,146,510	$50,823,730	$(3,862,085)	$3,338,620	$69,630,844
Stock options exercised	18,071	361	(361)	—	—	—	—
Stock option expense	—	—	232,883	—	—	—	232,883
Dividends paid to stockholders	—	—	—	(645,511)	—	—	(645,511)
Dividend received by non-controlling interest	—	—	—	—	—	(102,729)	(102,729)
Net income	—	—	—	182,847	—	113,138	295,985
Other comprehensive income	—	—	—	—	3,396	22,899	26,295
BALANCE AS OF FEBRUARY 28, 2022	9,221,517	$184,430	$19,379,032	$50,361,066	$(3,858,689)	$3,371,928	$69,437,767

BALANCE AS OF NOVEMBER 30, 2020	9,104,636	$182,093	$17,632,811	$43,735,209	$(3,179,678)	$3,255,689	$61,626,124
Stock option expense	—	—	160,835	—	—	—	160,835
Dividends paid to stockholders	—	—	—	(591,802)	—	—	(591,802)
Dividend received by non-controlling interest	—	—	—	—	—	(200,000)	(200,000)
Net income	—	—	—	1,312,575	—	190,891	1,503,466
Other comprehensive income (loss)	—	—	—	—	210,115	(13,774)	196,341
BALANCE AS OF FEBRUARY 28, 2021	9,104,636	$182,093	$17,793,646	$44,455,982	$(2,969,563)	$3,232,806	$62,694,964

	STOCKHOLDERS’ EQUITY – SIX MONTHS ENDED FEBRUARY 28, 2022 AND 2021

					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	Controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Equity
BALANCE AS OF AUGUST 31, 2021	9,184,811	$183,696	$18,736,268	$46,973,092	$(3,525,030)	$3,382,555	$65,750,581
Stock options exercised	34,071	681	138,519	—	—	—	139,200
Stock issued for employee stock purchase plan	2,635	53	38,479	—	—	—	38,532
Stock option expense	—	—	465,766	—	—	—	465,766
Dividends paid to stockholders	—	—	—	(1,288,632)	—	—	(1,288,632)
Dividend received by non-controlling interest	—	—	—	—	—	(302,729)	(302,729)
Net income	—	—	—	4,676,606	—	341,212	5,017,818
Other comprehensive loss	—	—	—	—	(333,659)	(49,110)	(382,769)
BALANCE AS OF FEBRUARY 28, 2022	9,221,517	$184,430	$19,379,032	$50,361,066	$(3,858,689)	$3,371,928	$69,437,767

BALANCE AS OF AUGUST 31, 2020	9,099,990	$182,000	$17,415,043	$42,472,810	$(3,410,438)	$3,045,026	$59,704,441
Stock issued for employee stock purchase plan	4,646	93	36,099	—	—	—	36,192
Stock option expense	—	—	342,504	—	—	—	342,504
Dividends paid to stockholders	—	—	—	(591,802)	—	—	(591,802)
Dividend received by non-controlling interest	—	—	—	—	—	(200,000)	(200,000)
Net income	—	—	—	2,574,974	—	333,649	2,908,623
Other comprehensive income	—	—	—	—	440,875	54,131	495,006
BALANCE AS OF FEBRUARY 28, 2021	9,104,636	$182,093	$17,793,646	$44,455,982	$(2,969,563)	$3,232,806	$62,694,964

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2022 AND 2021

	Six Months Ended February 28,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,017,818	$2,908,623
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	465,766	342,504
Depreciation expense	430,991	451,498
Amortization expense	315,631	100,821
Change in allowance for doubtful accounts	—	10,000
Remeasurement gain on acquisition of equity method investee	(3,951,550)	—
Equity in income from joint ventures	(2,297,581)	(3,745,724)
Dividends received from joint ventures	5,362,636	3,323,503
Deferred income taxes	139,338	(3,182)
Changes in current assets and liabilities:
Receivables:
Trade, excluding joint ventures	321,322	(2,004,152)
Trade, joint ventures	(281,153)	27,879
Fees for services provided to joint ventures	426,425	(388,590)
Income taxes	(286,458)	(270,867)
Inventories	(990,628)	(83,028)
Prepaid expenses and other	(1,136,130)	(450,263)
Accounts payable	674,147	1,036,818
Income tax payable	(376,544)	290,252
Accrued liabilities	(1,715,302)	413,157
Net cash provided by operating activities	2,118,728	1,959,249

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Zerust India business, net of cash acquired (see Note 3)	(5,062,003)	—
Purchase of available for sale securities	—	(868,758)
Proceeds from the sale of available for sale securities	—	500,000
Purchases of property and equipment	(618,533)	(466,572)
Investments in patents	(112,297)	(75,220)
Net cash used in investing activities	(5,792,833)	(910,550)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	4,200,000	—
Dividends paid on NTIC common stock	(1,288,632)	(591,802)
Proceeds from the exercise of stock options	139,200	—
Dividends received by non-controlling interest	(302,729)	(200,000)
Proceeds from employee stock purchase plan	38,532	36,192
Net cash provided by (used in) financing activities	2,786,371	(755,610)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	694,904	92,414

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(192,830)	385,503
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,680,641	6,403,032

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,487,811	$6,788,535

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.         INTERIM FINANCIAL INFORMATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all necessary adjustments, which are of a normal recurring nature, and present fairly the consolidated financial position of Northern Technologies International Corporation and its subsidiaries (the Company) as of February 28, 2022 and August 31, 2021, the results of the Company’s operations for the three and six months ended February 28, 2022 and 2021, the changes in stockholders’ equity for the three and six months ended February 28, 2022 and 2021, and the Company’s cash flows for the six months ended February 28, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).

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

Operating results for the three and six months ended February 28, 2022 are not necessarily indicative of the results that may be expected for the full fiscal year ending August 31, 2022.

The Company evaluates events occurring after the date of the consolidated financial statements requiring recording or disclosure in the consolidated financial statements.

Impact of COVID-19 Pandemic

In March 2020, the World Health Organization declared the novel coronavirus (COVID-19) outbreak a global pandemic. As a result of the COVID-19 pandemic and related government mandated restrictions on the Company’s business as well as the businesses of its joint ventures, customers and suppliers, disruption to the Company’s business and the manufacture and sale of its products and services has occurred in the first six months of fiscal 2022 and is expected to continue during the remainder of fiscal 2022. In the first six months of fiscal 2022, the Company was impacted by shipping issues, including freight container shortages, shipping delays, and increased costs, and supply chain issues, including longer lead times and raw material cost increases.

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

3.         BUSINESS COMBINATION

On September 21, 2021, the Company announced that it acquired the remaining 50% ownership interest in its Indian joint venture, Harita-NTI Limited (Zerust India), for $6,250,000 in cash, effective as of September 1, 2021, the date the Company obtained control. Prior to September 1, 2021, the Company owned 50% of the outstanding capital stock of Zerust India. The Company had historically accounted for this investment under the equity method of accounting. This purchase was funded with cash on hand and borrowings under the Company’s revolving line of credit. The Company undertook the acquisition to enhance its Zerust business in India.

The purchase price of $6,250,000 was funded with cash on hand and borrowings under the Company’s revolving line of credit, which was increased in connection with the transaction to $5,000,000.

Because the Company increased its ownership interest in Zerust India to 100%, the acquisition of Zerust India has been accounted for in accordance with Accounting Standards Codification (ASC) 805, Business Combinations, by using the acquisition method of accounting. Effective September 1, 2021, Zerust India is now a consolidated subsidiary within the Company’s financial statements.

The following table summarizes the purchase price allocation that includes the fair values of the separately identifiable assets acquired and liabilities assumed as of September 1, 2021:

Cash and cash equivalents	$1,187,997
Trade account receivable	1,954,769
Inventories	886,650
Prepaid expenses and other	396,545
Property, plant and equipment	219,077
Operating lease, right of use asset	355,000
Customer relationships	6,347,000
Goodwill	4,782,376
Current liabilities	(1,370,314)
Deferred tax liability	(1,904,100)
Operating lease liability	(355,000)
Net assets acquired	$12,500,000
Less:
Fair value of previously held equity method investment	(1,637,362)
Cumulative foreign currency translation	(661,088)
Gain recognized on acquisition	(3,951,550)
(6,250,000)
Cash paid for acquisition	$6,250,000

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

Authoritative guidance on accounting for business combinations requires that an acquirer re-measure its previously held equity interest in the acquisition at its acquisition date fair value and recognize the resulting gain or loss in earnings. As such, since the Company acquired the remaining 50% ownership interest of Zerust India effective September 1, 2021, the Company recognized a gain of $3,951,550 during the six months ended February 28, 2022. This gain is included in “Remeasurement gain on acquisition of equity method investee” on the Company’s consolidated statements of operations for the three and six months ended February 28, 2022.

The Company has included the financial results of Zerust India in the consolidated financial statements from September 1, 2021. Net revenue and net income related to Zerust India since the date of acquisition totaled $4,680,103 and $496,748, respectively. The transaction costs associated with the acquisition were approximately $65,000 and $115,000, respectively, and are recorded in general and administrative expense as incurred during the three and six months ended February 28, 2022.

Unaudited consolidated pro forma information assuming the acquisition had occurred on September 1, 2020 for the three and six months ended February 28, 2022 would have an increase in net sales $2,257,542 and $4,271,892, respectively. Unaudited pro forma net income, assuming the acquisition had occurred on September 1, 2020, for the three and six months ended February 28, 2022 was not considered material to the Company’s consolidated net income. The unaudited consolidated pro forma combined financial information does not purport to be indicative of the results which would have been obtained had the acquisition been completed as of the beginning of the earliest period presented or of results that may be obtained in the future. In addition, they do not include any benefits that may result from the acquisition due to synergies that may be derived from the elimination of any duplicative costs.

4.         INVENTORIES

Inventories consisted of the following:

	February 28, 2022	August 31, 2021
Production materials	$5,016,068	$4,453,688
Finished goods	7,962,149	6,660,519
	$12,978,217	$11,114,207

5.         PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	February 28, 2022	August 31, 2021
Land	$310,365	$310,365
Buildings and improvements	14,084,196	13,149,258
Machinery and equipment	5,540,345	5,453,679
	19,934,906	18,913,302
Less accumulated depreciation	(7,598,207)	(7,091,844)
	$12,336,699	$11,821,458

6.         PATENTS AND TRADEMARKS, NET

Patents and trademarks, net consisted of the following:

	February 28, 2022	August 31, 2021
Patents and trademarks	$3,130,803	$3,018,507
Less accumulated amortization	(2,412,998)	(2,308,935)
	$717,805	$709,572

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

Financial information from the audited and unaudited financial statements of the Company’s joint venture in Germany, Excor Korrosionsschutz – Technologien und Produkte GmbH (EXCOR), and all the Company’s other joint ventures are summarized as follows:

	As of February 28, 2022
	Total	EXCOR	All Other
Current assets	$55,032,109	$25,447,104	$29,585,005
Total assets	58,525,731	27,186,903	31,338,828
Current liabilities	12,803,351	3,004,495	9,798,856
Noncurrent liabilities	1,268,334	-	1,268,334
Joint ventures’ equity	44,454,046	24,182,408	20,271,638
Northern Technologies International Corporation’s share of joint ventures’ equity	21,852,070	12,091,206	9,760,864
Northern Technologies International Corporation’s share of joint ventures’ undistributed earnings	20,501,921	12,060,301	8,441,621

	Three Months Ended February 28, 2022
	Total	EXCOR	All Other
Net sales	$24,601,767	$9,312,434	$15,289,334
Gross profit	9,845,002	4,658,450	5,186,553
Net income	1,851,591	1,170,187	681,404
Northern Technologies International Corporation’s share of equity in income from joint ventures	922,832	589,048	333,784
Northern Technologies International Corporation's dividends received from joint ventures	320,365	—	320,365

	Six Months Ended February 28, 2022
	Total	EXCOR	All Other
Net sales	$51,624,762	$20,612,662	$31,012,100
Gross profit	20,877,961	10,127,436	10,750,525
Net income	4,629,196	2,991,734	1,637,462
Northern Technologies International Corporation’s share of equity in income from joint ventures	2,297,581	1,499,821	797,760
Northern Technologies International Corporation's dividends received from joint ventures	5,362,636	4,255,200	1,107,436

	As of August 31, 2021
	Total	EXCOR	All Other(1)
Current assets	$69,394,796	$33,886,655	$35,508,141
Total assets	73,814,402	36,211,520	37,602,882
Current liabilities	16,366,398	5,386,377	10,980,021
Noncurrent liabilities	1,455,524	—	1,455,524
Joint ventures’ equity	55,992,480	30,825,144	25,167,336
Northern Technologies International Corporation’s share of joint ventures’ equity	27,623,768	15,412,574	12,211,194
Northern Technologies International Corporation’s share of joint ventures’ undistributed earnings	24,702,778	14,697,490	10,005,288

	Three Months Ended February 28, 2021
	Total	EXCOR	All Other(1)
Net sales	$29,058,402	$10,542,097	$18,516,306
Gross profit	13,079,478	6,099,187	6,980,291
Net income	3,838,007	2,262,321	1,575,686
Northern Technologies International Corporation’s share of equity in income from joint ventures	1,920,012	1,132,578	787,434
Northern Technologies International Corporation's dividends received from joint ventures	2,198,142	1,809,900	388,242

	Six Months Ended February 28, 2021
	Total	EXCOR	All Other(1)
Net sales	$55,835,745	$20,093,580	$35,742,165
Gross profit	25,521,239	11,798,194	13,723,045
Net income	7,489,431	4,283,395	3,206,036
Northern Technologies International Corporation’s share of equity in income from joint ventures	3,745,724	2,143,115	1,602,609
Northern Technologies International Corporation's dividends received from joint ventures	3,323,503	1,809,900	1,513,603

(1)         Includes Zerust India since Zerust India was not a consolidated subsidiary of the Company as of August 31, 2021 or February 28, 2021. See Note 3 entitled “Business Combination.”

8.         INTANGIBLE ASSET, NET

Intangible asset, net consisted of the following as of February 28, 2022:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$6,347,000	$(211,567)	$6,135,433

The customer relationships was established as a part of purchase accounting related to our Zerust India acquisition. See Note 3 entitled “Business Combination.” The Company amortizes the intangible asset related to the customer relationships using the straight-line method over the estimated useful lives of the asset, which is 15 years. Total amortization expense was $143,567 and $211,567 for the three and six months ended February 28, 2022, respectively. Amortization expense is estimated to be $423,000 in each of the next five fiscal years.

9.         CORPORATE DEBT

The Company has a revolving line of credit with PNC Bank, National Association (PNC Bank) of $5,000,000 as of February 28, 2022. On August 31, 2021, in connection with the Company’s acquisition of Zerust India, the Company and PNC Bank entered into an Amended and Restated Revolving Line of Credit Note, which increased the Company’s line of credit from $3,000,000 to $5,000,000 until February 22, 2022. Additionally, on January 4, 2022, the Company and PNC Bank entered into an Amended and Restated Revolving Line of Credit Note, which extended the maturity date to January 7, 2023 and revised the rate at which amounts outstanding under the line of credit bear interest to equal a per annum rate equal to the daily Bloomberg Short-Term Bank Yield Index plus 250 basis points (2.50%) and maintained the line of credit’s capacity at $5,000,000 during the period from January 4, 2022 until February 22, 2022 and $3,000,000 at all other times. Subsequently, to maintain future financial flexibility, the Company and PNC Bank agreed to keep the line of credit at $5,000,000. A 30-day extension was provided by PNC Bank on February 23, 2022 in order to ensure line of credit capacity between February 23, 2022 and March 1, 2022. On March 1, 2022, the Company and PNC Bank entered into an Amended and Restated Revolving Line of Credit Note, which established a line of credit of $5,000,000 during the period from February 23, 2022 until April 23, 2022 and $3,000,000 at all other times. The other material terms of the line of credit were not affected by these amendments.

Borrowings of $4,200,000 were outstanding under the line of credit as of February 28, 2022 and no amounts were outstanding as of August 31, 2021. The weighted average interest rate during each of the three and six months ended February 28, 2022 was 2.57%.

The line of credit is governed under an Amended and Restated Loan Agreement dated August 31, 2021. The obligations of the Company under the loan agreement are secured by a lien on all of the Company’s personal property, excepting certain liens consented to in writing by PNC. The loan agreement contains covenants, including affirmative financial covenants, such as the maintenance of a minimum fixed charge coverage ratio of 1.10:1.00, and negative covenants, which, among other things, limit the incurrence of additional indebtedness, loans and equity investments, disposition of assets, mergers and consolidations and other matters customarily restricted in such agreements. As of February 28, 2022, the Company was in compliance with all debt covenants.

As of February 28, 2022 and August 31, 2021, the Company did not have any letters of credit outstanding with respect to the letter of credit sub-facility available under the revolving line of credit with PNC Bank. As of February 28, 2022 and August 31, 2021, the Company had $72,418 of letters of credit with JP Morgan Chase Bank that are performance based and set to expire between 2021 and 2022.

10.       STOCKHOLDERS’ EQUITY

During the six months ended February 28, 2022, the Company’s Board of Directors declared cash dividends on the following dates in the following amounts to the following holders of the Company’s common stock:

Declaration Date	Amount	Record Date	Payable Date
October 20, 2021	$0.07	November 3, 2021	November 17, 2021
January 21, 2022	$0.07	February 2, 2022	February 16, 2022

During the six months ended February 28, 2022 and 2021, the Company repurchased no shares of its common stock.

During the six months ended February 28, 2022, the Company granted stock options under the Northern Technologies International Corporation 2019 Stock Incentive Plan (as amended, the 2019 Plan) to purchase an aggregate of 174,840 shares of its common stock to various employees and directors. The weighted average per share exercise price of the stock options is $16.97. The exercise price of the stock options is equal to the fair market value of the Company’s common stock on the date of grant. During the six months ended February 28, 2022, stock options to purchase an aggregate of 43,218 shares of common stock were exercised at a weighted average exercise price of $6.45 per share, resulting in the net issuance of 34,071 shares of common stock since some of the options were exercised on a net cashless exercise basis.

During the six months ended February 28, 2021, the Company’s Board of Directors declared a cash dividend of $0.065 per share of the Company’s common stock, payable on February 17, 2021 to stockholders of record on February 3, 2021. Prior to such time, the Company had suspended its quarterly cash dividend on April 23, 2020 pending clarity on the financial impact of COVID-19 on the Company.

During the six months ended February 28, 2021, the Company granted stock options under the 2019 Plan to purchase an aggregate of 419,874 shares of its common stock to various employees and directors. The weighted average per share exercise price of the stock options is $8.24. The exercise price of the stock options is equal to the fair market value of the Company’s common stock on the date of grant. During the six months ended February 28, 2021, no stock options to purchase common stock were exercised.

The Company issued 2,636 and 4,646 shares of common stock on September 1, 2021 and 2020, respectively, under the Northern Technologies International Corporation Employee Stock Purchase Plan (ESPP). As of February 28, 2022, 72,186 shares of common stock remained available for sale under the ESPP.

11.       NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share assumes the exercise of stock options using the treasury stock method, if dilutive.

The following is a reconciliation of the net income per share computation for the three and six months ended February 28, 2022 and 2021:

	Three Months Ended February 28,		Six Months Ended February 28,
Numerator:	2022	2021	2022	2021
Net income attributable to NTIC	$182,847	$1,312,575	$4,676,606	$2,574,974

Denominator:
Basic – weighted shares outstanding	9,214,817	9,104,636	9,211,858	9,104,623
Weighted shares assumed upon exercise of stock options	468,609	763,282	524,202	651,645
Diluted – weighted shares outstanding	9,683,426	9,867,918	9,736,060	9,756,268
Basic net income per share:	$0.02	$0.14	$0.51	$0.28
Diluted net income per share:	$0.02	$0.13	$0.48	$0.26

The dilutive impact summarized above relates to the periods when the average market price of the Company’s common stock exceeded the exercise price of the potentially dilutive option securities granted. Net income per common share was based on the weighted average number of common shares outstanding during the periods when computing basic net income per share. When dilutive, stock options are included as equivalents using the treasury stock market method when computing the diluted net income per share. Excluded from the computation of diluted net income per share for the three and six months ended February 28, 2022 were options outstanding to purchase 311,061 shares of common stock. Excluded from the computation of diluted net income per share for the three and six months ended February 28, 2021, were options outstanding to purchase 136,221 shares of common stock.

12.       STOCK-BASED COMPENSATION

The Company has three stock-based compensation plans under which stock options or other stock-based awards have been granted: the Northern Technologies International Corporation Amended and Restated 2019 Stock Incentive Plan, the Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan (2007 Plan) and the Northern Technologies International Corporation Employee Stock Purchase Plan. The 2019 Plan replaced the 2007 Plan with respect to future grants; and, therefore, no further awards may be made under the 2007 Plan. The Compensation Committee of the Board of Directors and the Board of Directors administer these plans.

The 2019 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, stock unit awards, performance awards, and stock bonuses to eligible recipients to enable the Company and its subsidiaries to attract and retain qualified individuals through opportunities for equity participation in the Company and to reward those individuals who contribute to the achievement of the Company’s economic objectives. On January 15, 2021, the Company’s stockholders approved certain amendments to the 2019 Plan, including an increase in the number of shares of common stock available for issuance under the plan by an additional 800,000 shares. Subject to adjustment as provided in the 2019 Plan, up to a maximum of 1,600,000 shares of the Company’s common stock are issuable under the 2019 Plan. Options granted generally have a term of ten years and become exercisable over a one- or three- year period beginning on the one-year anniversary of the date of grant. Options are granted at per share exercise prices equal to the market value of the Company’s common stock on the date of grant. The Company issues new shares upon the exercise of options. As of February 28, 2022, options to purchase an aggregate of 895,484 shares of the Company’s common stock were outstanding under the 2019 Plan and 704,516 shares of the Company’s common stock remain available for grant under the 2019 Plan. As of February 28, 2022, options to purchase an aggregate of 662,789 shares of the Company’s common stock were outstanding under the 2007 Plan.

The Company granted options to purchase an aggregate of 174,840 and 419,874 shares of its common stock during the six months ended February 28, 2022 and 2021, respectively. The fair value of option grants is determined at the date of grant using the Black-Scholes option pricing model with the assumptions listed below. The Company recognized compensation expense of $133,334 and $266,668 during the three and six months ended February 28, 2022, respectively, and compensation expense of $66,667 and $133,334 during the three and six months ended February 28, 2021, respectively, related to the options that vested during such time period. As of February 28, 2022, the total compensation cost for non-vested options not yet recognized in the Company’s consolidated statements of operations was $1,475,485. Stock-based compensation expense of $465,766 is expected through the remainder of fiscal year 2022 and $671,526 and $338,193 is expected to be recognized during fiscal 2023 and fiscal 2024, respectively, based on outstanding options as of February 28, 2022. Future option grants will impact the compensation expense recognized. Stock-based compensation expense is included in general and administrative expense on the consolidated statements of operations.

The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model with the following assumptions and results for the grants:

	Three and Six Months Ended February 28,
	2022	2021
Dividend yield	1.65%	2.37%
Expected volatility	45.4%	45.6%
Expected life of option (in years)	10	10
Average risk-free interest rate	0.77%	0.28%

The weighted average per share fair value of options granted during the six months ended February 28, 2022 and 2021 was $7.29 and $3.12, respectively. The weighted average remaining contractual life of the options outstanding as of February 28, 2022 and 2021 was 6.25 years and 6.65 years, respectively.

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

The following table sets forth the Company’s net sales for the three and six months ended February 28, 2022 and 2021 by segment:

	Three Months Ended February 28,		Six Months Ended February 28,
	2022	2021	2022	2021
ZERUST® net sales	$13,117,777	$10,284,116	$27,541,562	$20,504,667
Natur-Tec® net sales	3,630,862	2,498,766	7,400,490	5,057,327
Total net sales	$16,748,639	$12,782,882	$34,942,052	$25,561,994

The following table sets forth the Company’s cost of goods sold for the three and six months ended February 28, 2022 and 2021 by segment:

	Three Months Ended February 28,				Six Months Ended February 28,
	2022	% of Product Sales*	2021	% of Product Sales*	2022	% of Product Sales*	2021	% of Product Sales*
Direct cost of goods sold
ZERUST®	$8,151,274	62.1%	$6,065,963	59.0%	$16,857,941	61.2%	$11,837,052	57.7%
Natur-Tec®	2,775,436	76.4%	1,684,180	67.4%	5,697,533	77.0%	3,451,810	68.3%
Indirect cost of goods sold	837,594	—	781,536	—	1,699,313	—	1,556,138	—
Total net cost of goods sold	$11,764,304		$8,531,679		$24,254,787		$16,845,000

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

Geographic Information

Net sales by geographic location for the three and six months ended February 28, 2022 and 2021 were as follows:

	Three Months Ended February 28,		Six Months Ended February 28,
	2022	2021	2022	2021
Inside the U.S.A. to unaffiliated customers	$5,115,963	$4,619,130	$11,272,285	$9,480,485
Outside the U.S.A. to:
Joint ventures in which the Company is a shareholder directly and indirectly	883,513	526,942	1,723,952	1,107,246
Unaffiliated customers	10,749,163	7,636,810	21,945,815	14,974,262
	$16,748,639	$12,782,882	$34,942,052	$25,561,994

Net sales by geographic location are based on the location of the customer.

Fees for services provided to joint ventures by geographic location as a percentage of total fees for services provided to joint ventures during the three and six months ended February 28, 2022 and 2021 were as follows:

	Three Months Ended February 28,
	2022	% of Total Fees for Services Provided to Joint Ventures	2021	% of Total Fees for Services Provided to Joint Ventures
Germany	$216,992	17.4%	$231,917	15.9%
Poland	172,700	13.9%	210,943	14.4%
Japan	151,933	12.2%	181,493	12.4%
France	115,663	9.3%	97,638	6.7%
Sweden	99,178	8.0%	146,896	10.0%
United Kingdom	86,736	7.0%	71,759	4.9%
Thailand	87,918	7.1%	107,377	7.3%
Finland	85,426	6.9%	71,496	4.9%
Czech Republic	69,386	5.6%	89,538	6.1%
South Korea	64,173	5.1%	78,220	5.3%
Other	96,804	7.5%	175,407	12.0%
	$1,246,909	100.0%	$1,462,684	100.0%

	Six Months Ended February 28,
	2022	% of Total Fees for Services Provided to Joint Ventures	2021	% of Total Fees for Services Provided to Joint Ventures
Germany	$435,422	17.4%	$460,744	16.5%
Poland	349,626	14.0%	400,353	14.3%
Japan	318,740	12.7%	361,455	12.9%
France	231,958	9.3%	203,545	7.3%
Sweden	207,248	8.3%	237,385	8.5%
Thailand	181,663	7.2%	133,674	4.8%
South Korea	175,472	7.0%	197,309	7.0%
Finland	165,599	6.6%	147,779	5.3%
Czech Republic	139,483	5.6%	158,891	5.7%
United Kingdom	126,800	5.1%	163,298	5.8%
Other	173,756	6.8%	334,811	12.0%
	$2,505,767	100.0%	$2,799,245	100.0%

The geographical distribution of total property and equipment and net sales is as follows:

	As of February 28, 2022	As of August 31, 2021
China	$5,615,383	$5,110,071
Other	655,837	453,199
United States	6,783,284	6,967,761
Total property and equipment and intangible assets, net	$13,054,504	$12,531,031

	Three Months Ended February 28,
	2022	2021
China	$4,163,741	$4,443,656
Brazil	936,089	804,569
India	4,068,781	1,295,006
Other	2,464,066	1,620,521
United States	5,115,962	4,619,130
Total net sales	$16,748,639	$12,782,882

	Six Months Ended February 28,
	2022	2021
China	$8,221,593	$8,987,634
Brazil	2,232,306	1,518,422
India	8,545,765	2,495,474
Other	4,670,103	3,079,978
United States	11,272,285	9,480,486
Total net sales	$34,942,052	$25,561,994

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

14.       COMMITMENTS AND CONTINGENCIES

Annual Bonus Plan

On August 26, 2021, the Compensation Committee of the Board of Directors of the Company approved the material terms of an annual bonus plan for the Company’s executive officers as well as certain officers and employees for the fiscal year ending August 31, 2022. For fiscal 2022, as in past years, the total amount available under the bonus plan for all plan participants, including executive officers, is dependent upon the Company’s earnings before interest, taxes, and other income (EBITOI), as adjusted to take into account amounts to be paid under the bonus plan and certain other adjustments (Adjusted EBITOI). Each plan participant’s percentage of the overall bonus pool is based upon the number of plan participants, the individual’s annual base salary, and the individual’s position and level of responsibility within the Company. In the case of each of the Company’s executive officer participants, 75% of the amount of their individual bonus payout will be determined based upon the Company’s actual EBITOI for fiscal 2022 compared to a pre-established target EBITOI for fiscal 2022, and 25% of the payout will be determined based upon such executive officer’s achievement of certain pre-established individual performance objectives. The payment of bonuses under the plan is discretionary, and bonuses may be paid to executive officer participants in both cash and shares of the Company’s common stock, the exact amount and percentages of which are determined by the Company’s Board of Directors, upon recommendation of the Compensation Committee, after the completion of the Company’s consolidated financial statements for fiscal 2022. There was $666,668 recognized for management bonuses for the six months ended February 28, 2022, compared to $1,033,334 recognized for management bonuses for the six months ended February 28, 2021.

Concentrations

One joint venture (the Company’s joint venture in South Korea) accounted for 33.8% of the Company’s trade joint venture receivables as of February 28, 2022, and three joint ventures (consisting of the Company’s joint ventures in India, USA and Thailand) accounted for 72.1% of the Company’s trade joint venture receivables as of February 28, 2021.

Legal Matters

From time to time, the Company is subject to various other claims and legal actions in the ordinary course of its business. The Company records a liability in its consolidated financial statements for costs related to claims, including future legal costs, settlements and judgments, where the Company has assessed that a loss is probable, and an amount could be reasonably estimated. If the reasonable estimate of a probable loss is a range, the Company records the most probable estimate of the loss or the minimum amount when no amount within the range is a better estimate than any other amount. The Company discloses a contingent liability even if the liability is not probable or the amount is not estimable, or both, if there is a reasonable possibility that material loss may have been incurred. In the opinion of management, as of February 28, 2022, the amount of liability, if any, with respect to these matters, individually or in the aggregate, will not materially affect the Company’s consolidated results of operations, financial position or cash flows.

15.       FAIR VALUE MEASUREMENTS

Assets and liabilities that are measured at fair value on a recurring basis primarily relate to marketable equity securities. These items are marked-to-market at each reporting period, and the Company estimates that market value approximates costs.

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurements Using Inputs Considered as
	Fair value as of February 28, 2022	Level 1	Level 2	Level 3
Available for sale securities	$4,634	$4,634	$—	$—

		Fair Value Measurements Using Inputs Considered as
	Fair value as of August 31, 2021	Level 1	Level 2	Level 3
Available for sale securities	$4,634	$4,634	$—	$—

There were no transfers between Level 1, Level 2, or Level 3 during the three and six months ended February 28, 2022 and 2021.

16.       SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information consisted of:

	Three Months Ended February 28,		Six Months Ended February 28,
	2022	2021	2022	2021
Cash paid for interest	$7,404	$5,249	$10,295	$7,617

17.       INCOME TAXES

Income tax expense for the three and six months ended February 28, 2022 was $151,743 and $656,123, respectively, compared to $274,660 and $653,250, respectively, for the three and six months ended February 28, 2021. The expense was largely due to foreign operations. The Company has federal and state tax credit carry forwards, net operating loss carry forwards and foreign tax carry forwards. The Company has recorded a full valuation allowance against the U.S. deferred tax assets as of February 28, 2022 and August 31, 2021.

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

Acquisition of Zerust India

On September 21, 2021, NTIC announced that it acquired the remaining 50% ownership interest in its Indian joint venture, Zerust India, for $6,250,000 in cash, effective as of September 1, 2021.

As a result of the acquisition of Zerust India, NTIC’s revenues and operating expenses increased and its equity in income from joint ventures decreased during the three and six months ended February 28, 2022 as compared to the three and six months ended February 28, 2021 and it is anticipated that the acquisition will continue to have these effects on NTIC’s financial results during the remainder of fiscal 2022.

See Note 3 to NTIC’s consolidated financial statements for a discussion of Zerust India.

NTIC’s Subsidiaries and Joint Venture Network

NTIC has ownership interests in 10 operating subsidiaries in North America, South America, Europe, and Asia. The following table sets forth a list of NTIC’s operating subsidiaries as of February 28, 2022, the country in which the subsidiary is organized, and NTIC’s ownership percentage in each subsidiary:

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

The following table sets forth a list of NTIC’s operating joint ventures as of February 28, 2022, the country in which the joint venture is organized, and NTIC’s ownership percentage in each joint venture:

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

NTIC considers EXCOR to be individually significant to NTIC’s consolidated assets and income as of February 28, 2022. Therefore, NTIC provides certain additional information regarding EXCOR in the notes to NTIC’s consolidated financial statements and in this section of this report.

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

NTIC has been balancing its safety-focused approach with the needs of its customers. Government mandated measures resulting in the substantial curtailment of business activities generally have excluded certain essential businesses and services, including certain manufacturing. With the exception of the temporary closures of NTIC’s facilities in China and India during the COVID-19 pandemic in 2020 and again sporadically during 2021 and 2022, NTIC’s manufacturing activities are generally considered part of the “critical sector” with respect to state and local government orders. This has allowed NTIC to continue to receive orders and provide uninterrupted order fulfillment to its customers. However, its facilities have been operating at a reduced capacity in order to abide by local government requirements and recommendations, such as social distancing practices, and in response to reduced demand. During the first six months of fiscal 2022, certain of NTIC’s facilities continued to be impacted by reduced levels of production, manufacturing inefficiencies due to the reconfiguration of certain of its manufacturing processes in order to implement social distancing protocols and reduced demand. NTIC has engaged and continues to engage in communications with its suppliers in an attempt to identify and mitigate supply chain risks and shipping delays and proactively manage inventory levels in order to align production with demand. While domestic and international governmental measures may be modified or extended, NTIC currently expects that its global facilities will remain operational, although operating at reduced production capacity at certain of its facilities. However, such expectation is dependent upon future governmental actions and demand for NTIC’s products, the stability of its global supply chain and the ability of carriers to transport supplies to its facilities and products to its customers.

As a result of the global economic slowdown caused by the COVID-19 pandemic, NTIC experienced softened demand in various regions and markets during the six months ended February 28, 2022, which had an adverse effect on NTIC’s operating results and financial condition. NTIC expects this softness in sales to continue through at least the third quarter of fiscal 2022. In addition, NTIC has experienced supply shortages and price increases on raw materials and increased labor costs, which have adversely affected its margins. NTIC has also experienced increased shipping costs and shipping delays as a result of freight container shortages. These issues have persisted into the third quarter of fiscal 2022 and are expected to continue to persist throughout fiscal 2022. Due to the international reach of COVID-19, NTIC’s international joint ventures have also been adversely impacted. It is not possible to predict how long the pandemic will last or the time that it will take for economic activity to return to prior pre-pandemic levels for all business units.

Any of these events could materially adversely affect NTIC’s business, operating results and financial condition.

Worldwide Supply Chain Disruptions

Worldwide supply chain disruptions, which were initially brought about by the impact of the COVID-19 pandemic, have persisted despite the recovery in the global economy and financial markets. These issues continued in the second quarter of fiscal 2022 and are expected to continue throughout the remainder of fiscal 2022. NTIC has experienced longer lead times for raw materials, has been forced to find new suppliers of certain raw materials, and has experienced raw material cost increases compared to prior fiscal quarters. Additionally, NTIC has experienced significantly longer shipping times and significant price increases per shipping container compared to prior fiscal quarters due to ocean freight capacity issues resulting from increased demand for shipping and reduced capacity and equipment. These and other issues resulting from worldwide supply chain disruptions are expected to continue throughout the remainder of fiscal 2022 and could continue to have a material adverse effect on NTIC’s business, operating results and financial condition. The precise financial impact and duration, however, cannot be reasonably estimated at this time.

Financial Overview

NTIC’s management, including its chief executive officer, who is NTIC’s chief operating decision maker, reports and manages NTIC’s operations in two reportable business segments based on products sold, customer base and distribution center: Zerust® products and services and Natur-Tec® products.

Highlights of NTIC’s second quarter of fiscal 2022 financial results include:

●

NTIC’s consolidated net sales increased 31.0% and 36.7% during the three and six months ended February 28, 2022, respectively, compared to the three and six months ended February 28, 2021. NTIC’s consolidated net sales for the three and six months ended February 28, 2022 were positively affected by incremental sales as a result of the Zerust India acquisition and to a lesser extent increased demand.

●

During the three and six months ended February 28, 2022, 78.3% and 78.8% of NTIC’s consolidated net sales, respectively, were derived from sales of ZERUST® products and services, which increased 27.6% and 34.3% to $13,117,777 and $27,541,562, respectively, compared to $10,284,116 and $20,504,667 during the three and six months ended February 28, 2021, respectively. These increases were due to incremental sales as a result of the Zerust India acquisition and increased sales to new and existing customers due to increased global demand. NTIC’s consolidated net sales for the six months ended February 28, 2022 included $1,549,737 of sales made to customers in the oil and gas industry compared to $923,763 for the six months ended February 28, 2021.

●

Net sales of Natur-Tec® products increased 45.3% and 46.3% during the three and six months ended February 28, 2022, respectively, compared to the three and six months ended February 28, 2021 primarily due to an increase in finished product sales in North America and at NTIC’s majority-owned subsidiary in India, Natur-Tec India Private Limited.

●

Cost of goods sold as a percentage of net sales increased to 70.2% during the three months ended February 28, 2022, compared to 66.7% during the three months ended February 28, 2021, and increased to 69.4% during the six months ended February 28, 2022, compared to 65.9% during the prior fiscal year period primarily as a result of price increases on raw materials used in NTIC’s products, as well as increased labor and shipping costs, partially offset by increased net sales.

●

NTIC’s equity in income from joint ventures decreased 51.9% and 38.7% during the three and six months ended February 28, 2022, respectively, to $922,832 and $2,297,581, respectively, compared to $1,920,012 and $3,745,724 during the three and six months ended February 28, 2021, respectively. These decreases were primarily due to the fact that Zerust India is now a consolidated subsidiary within NTIC’s financial statements and an increase in operating expenses and a decrease in gross margins at the joint ventures.

●

Net sales at the joint ventures decreased 15.3% and 7.5% to $24,601,767 and $51,624,762 during the three and six months ended February 28, 2022, respectively, compared to $29,058,402 and $55,835,745 during the three and six months ended February 28, 2021, respectively. These decreases were primarily a result of decreased demand during the current year periods and the Zerust India acquisition and its sales being included in NTIC’s net sales in the prior fiscal year periods.

●

NTIC’s total operating expenses increased 14.4% and 17.0% to $6,708,853 and $13,778,779 during the three and six months ended February 28, 2022, respectively, compared to $5,866,162 and $11,777,649 for the three and six months ended February 28, 2021. These increases were primarily due to $520,864 and $1,079,201 during the three and six months ended February 28, 2022, respectively in incremental expenses due to the Zerust India acquisition and increased personnel, travel, and research and development expenses.

●

Since NTIC acquired the remaining 50% ownership interest of Zerust India effective September 1, 2021, NTIC recognized a gain of $3,951,550 during the three and six months ended February 28, 2022, which is included in “Remeasurement gain on acquisition of equity method investee” on NTIC’s consolidated statements of operations.

●

NTIC incurred net income attributable to NTIC of $182,847, or $0.02 per diluted common share, for the three months ended February 28, 2022, compared to $1,312,575, or $0.13 per diluted common share, for the three months ended February 28, 2021. NTIC incurred net income attributable to NTIC of $4,676,606 or $0.48 per diluted common share, for the six months ended February 28, 2022, compared to $2,574,974, or $0.26 per diluted common share, for the six months ended February 28, 2021. Of this increase, $3,951,550 was due to the gain from the Zerust India acquisition.

Results of Operations

The following table sets forth NTIC’s results of operations for the three and six months ended February 28, 2022 and 2021.

	Three Months Ended February 28,
	2022	% of Net Sales	2021	% of Net Sales	$ Change	% Change
Net sales, excluding joint ventures	$15,865,128	94.7%	$12,255,941	95.9%	$3,609,187	29.4%
Net sales, to joint ventures	883,511	5.3%	526,941	4.1%	356,570	67.7%
Cost of goods sold	11,764,304	70.2%	8,531,679	66.7%	3,232,625	37.9%
Equity in income from joint ventures	922,832	5.5%	1,920,012	15.0%	(997,180)	(51.9)%
Fees for services provided to joint ventures	1,246,909	7.4%	1,462,684	11.4%	(215,775)	(14.8)%
Selling expenses	2,971,391	17.7%	2,832,008	22.2%	139,383	4.9%
General and administrative expenses	2,518,788	15.0%	1,958,974	15.3%	559,814	28.6%
Research and development expenses	1,218,674	7.3%	1,075,180	8.4%	143,494	13.3%

	Six Months Ended February 28,
	2022	% of Net Sales	2021	% of Net Sales	$ Change	% Change
Net sales, excluding joint ventures	$33,218,102	95.1%	$24,454,749	95.7%	$8,763,353	35.8%
Net sales, to joint ventures	1,723,950	4.9%	1,107,245	4.3%	616,705	55.7%
Cost of goods sold	24,254,787	69.4%	16,845,000	65.9%	7,409,787	44.0%
Equity in income from joint ventures	2,297,581	6.6%	3,745,724	14.7%	(1,448,143)	(38.7)%
Fees for services provided to joint ventures	2,505,767	7.2%	2,799,245	11.0%	(293,478)	(10.5)%
Selling expenses	6,209,149	17.8%	5,573,776	21.8%	635,373	11.4%
General and administrative expenses	5,115,135	14.6%	4,052,956	15.9%	1,062,179	26.2%
Research and development expenses	2,454,495	7.0%	2,150,917	8.4%	303,578	14.1%

Net Sales. NTIC’s consolidated net sales increased 31.0% and 36.7% to $16,748,639 and $34,942,052 during the three and six months ended February 28, 2022, respectively, compared to the three and six months ended February 28, 2021. NTIC’s consolidated net sales to unaffiliated customers excluding NTIC’s joint ventures increased 29.4% and 35.8% to $15,865,128 and $33,218,102 during the three and six months ended February 28, 2022, respectively, compared to the same respective periods in fiscal 2021. These increases were primarily a result of $2,227,291 and $4,680,103, respectively, in incremental sales as a result of the Zerust India acquisition during the three and six months ended February 28, 2022, and increased demand across all market segments.

The following table sets forth NTIC’s net sales by product segment for the three and six months ended February 28, 2022 and 2021 by segment:

	Three Months Ended February 28,		Six Months Ended February 28,
	2022	2021	2022	2021
Total ZERUST® sales	$13,117,777	$10,284,116	$27,541,562	$20,504,667
Total Natur-Tec® sales	3,630,862	2,498,766	7,400,490	5,057,327
Total net sales	$16,748,639	$12,782,882	$34,942,052	$25,561,994

During the three and six months ended February 28, 2022, 78.3% and 78.8% of NTIC’s consolidated net sales, respectively, were derived from sales of ZERUST® products and services, which increased 27.6% and 34.3% to $13,117,777 and $27,541,562, respectively, compared to $10,284,116 and $20,504,667 during the three and six months ended February 28, 2021, respectively. These increases were due to incremental sales as a result of the Zerust India acquisition and increased sales to new and existing customers due to increased global demand.

The following table sets forth NTIC’s net sales of ZERUST® products for the three and six months ended February 28, 2022 and 2021:

	Three Months Ended February 28,
	2022	2021	$ Change	% Change
ZERUST® industrial net sales	$11,656,345	$9,396,105	$2,260,240	24.1%
ZERUST® joint venture net sales	883,511	526,941	356,570	67.7%
ZERUST® oil & gas net sales	577,921	361,070	216,851	60.1%
Total ZERUST® net sales	$13,117,777	$10,284,116	$2,833,661	27.6%

	Six Months Ended February 28,
	2022	2021	$ Change	% Change
ZERUST® industrial net sales	$24,267,875	$18,473,659	$5,794,216	31.4%
ZERUST® joint venture net sales	1,723,950	1,107,245	616,705	55.7%
ZERUST® oil & gas net sales	1,549,737	923,763	625,974	67.8%
Total ZERUST® net sales	$27,541,562	$20,504,667	$7,036,895	34.3%

NTIC’s total ZERUST® net sales increased during the three and six months ended February 28, 2022, compared to the prior fiscal year periods, primarily due to $2,227,291 and $4,680,103, respectively, in incremental sales as a result of the Zerust India acquisition during the three and six months ended February 28, 2022. Additionally, there was an overall increased demand for ZERUST® industrial products and services. Overall, demand for ZERUST® products and services depends heavily on the overall health of the markets in which NTIC sells its products, including the automotive, oil and gas, agriculture, and mining markets in particular.

ZERUST® oil and gas net sales increased 60.1% and 67.8% during the three and six months ended February 28, 2022 compared to the prior fiscal year periods primarily as a result of new opportunities with new customers compared to the prior fiscal year periods. NTIC anticipates that its sales of ZERUST® products and services into the oil and gas industry will continue to remain subject to significant volatility from quarter to quarter as sales are recognized, specifically due to the volatility of oil prices. Demand for oil and gas products around the world depends primarily on market acceptance and the reach of NTIC’s distribution network. Because of the typical size of individual orders and overall size of NTIC’s net sales derived from sales of oil and gas products, the timing of one or more orders can materially affect NTIC’s quarterly sales compared to prior fiscal year quarters.

During the three and six months ended February 28, 2022, 21.7% and 21.2% of NTIC’s consolidated net sales, respectively, were derived from sales of Natur-Tec® products, which increased 45.3% and 46.3% to $3,630,862 and $7,400,490 during the three and six months ended February 28, 2022, respectively, compared to the three and six months ended February 28, 2021 as a result of increased global demand.  The COVID-19 pandemic has adversely impacted demand for Natur-Tec® products from across the apparel industry, as well as many large users of bioplastics, including college campuses, stadiums, arenas, restaurants, and corporate office complexes. NTIC has experienced a recovery in many of these areas to pre-pandemic levels, but still expects some of these customers will be the last businesses to fully re-open and operate at full pre-pandemic capacities, and accordingly, anticipates that the COVID-19 pandemic will continue to adversely affect sales of Natur-Tec® products during the remainder of fiscal 2022.

Cost of Goods Sold.  Cost of goods sold increased 37.9% and 44.0% for the three and six months ended February 28, 2022, respectively, compared to the three and six months ended February 28, 2021 primarily as a result of the increase in net sales, as described above, and price increases on raw materials used in NTIC’s products, as well as increased labor and shipping costs. Cost of goods sold as a percentage of net sales increased to 70.2% and 69.4% during the three and six months ended February 28, 2022, compared to 66.7% and 65.9% during the three and six months ended February 28, 2021 primarily due to price increases on raw materials used in NTIC’s products, as well as increased labor and shipping costs, partially offset by the increase in net sales. Although NTIC intends to take certain actions to address inflationary pressures and pass on as much of the related cost increases on to its customers as possible, it expects these inflationary pressures to persist into the third quarter of fiscal 2022 and does not expect to realize benefits from its actions until the second half of fiscal 2022.

Equity in Income from Joint Ventures. NTIC’s equity in income from joint ventures decreased 51.9% to $922,832 and 38.7% to $2,297,581 during the three and six months ended February 28, 2022, respectively, compared to $1,920,012 and $3,745,724 during the three and six months ended February 28, 2021, respectively. These decreases were primarily due to the fact that Zerust India is now a consolidated subsidiary within NTIC’s financial statements and an increase in operating expenses and a decrease in gross margins at the joint ventures. NTIC’s equity in income from joint ventures fluctuates based on net sales and profitability of the joint ventures during the respective periods. Of the total equity in income from joint ventures, NTIC had equity in income from joint ventures of $1,499,821 attributable to EXCOR during the six months ended February 28, 2022, compared to $2,143,115 during the six months ended February 28, 2021. NTIC had equity in income from all other joint ventures of $797,760 during the six months ended February 28, 2022, compared to $1,602,609 during the six months ended February 28, 2021.

Fees for Services Provided to Joint Ventures. NTIC recognized fee income for services provided to joint ventures of $1,246,909 and $2,505,767 during the three and six months ended February 28, 2022, respectively, compared to $1,462,684 and $2,799,245 during the three and six months ended February 28, 2021, respectively, representing decreases of 14.8% and 10.5%, respectively. Fee income for services provided to joint ventures is traditionally a function of the sales made by NTIC’s joint ventures; however, at various joint ventures, the fee income for services is a fixed amount that does not fluctuate with the amount of sales experienced by certain joint ventures. Total net sales of NTIC’s joint ventures decreased to $24,601,767 and $51,624,762 during the three and six months ended February 28, 2022, respectively, compared to $29,058,402 and $55,835,745 during the three and six months ended February 28, 2021, respectively, representing decreases of 15.3% and 7.5%, respectively. These decreases were primarily a result of decreased demand during the current fiscal year periods and the Zerust India acquisition and its sales being included in NTIC’s net sales in the prior fiscal year periods. Net sales of NTIC’s joint ventures are not included in NTIC’s product sales and are not included in NTIC’s consolidated financial statements. Of the total fee income for services provided to joint ventures, fees of $435,422 were attributable to EXCOR during the six months ended February 28, 2022, compared to $460,744 attributable to EXCOR during the six months ended February 28, 2021.

Selling Expenses. NTIC’s selling expenses increased 4.9% and 11.4% for the three and six months ended February 28, 2022, respectively, compared to the same respective periods in fiscal 2021 due primarily to incremental expenses due to the Zerust India acquisition, as well as an increase in travel and personnel expenses compared to the expenses incurred during three and six months ended February 28, 2021. Selling expenses as a percentage of net sales decreased to 17.7% and 17.8% for the three and six months ended February 28, 2022, respectively, from 22.2% and 21.8% for the three and six months ended February 28, 2021, respectively, primarily due to the net sales increases, and partially offset by the increased selling expenses, as previously described.

General and Administrative Expenses. NTIC’s general and administrative expenses increased 28.6% and 26.2% for the three and six months ended February 28, 2022, respectively, compared to the same respective periods in fiscal 2021 primarily due to incremental expenses due to the Zerust India acquisition and transaction expenses incurred to complete the acquisition, as well as increased travel and personnel expenses compared to the expenses incurred during the three and six months ended February 28, 2021. As a percentage of net sales, general and administrative expenses decreased to 15.0% and 14.6% for the three and six months ended February 28, 2022, respectively, from 15.3% and 15.9% for the same respective periods in fiscal 2021, respectively, primarily due to the net sales increases, and partially offset by increased general and administrative expenses, as previously described.

Research and Development Expenses. NTIC’s research and development expenses increased 13.3% and 14.1% for the three and six months ended February 28, 2022, respectively, compared to the same respective periods in fiscal 2021 primarily due to increased personnel and development efforts.

Interest Income. NTIC’s interest income decreased to $9,909 and $20,852 during the three and six months ended February 28, 2022, respectively, compared to $15,638 and $85,176 during the three and six months ended February 28, 2021, respectively, primarily due to changes in the invested cash balances.

Interest Expense. NTIC’s interest expense increased to $7,404 and $10,295 during the three and six months ended February 28, 2022, respectively, compared to $5,249 and $7,617 during the three and six months ended February 28, 2021, respectively, due primarily to increased outstanding borrowings under the line of credit during the current fiscal year period.

Remeasurement Gain on Acquisition of Equity Method Investee. Authoritative guidance on accounting for business combinations requires that an acquirer re-measure its previously held equity interest in the acquisition at its acquisition date fair value and recognize the resulting gain or loss in earnings. As such, since NTIC acquired the remaining 50% ownership interest of Zerust India effective September 1, 2021, NTIC recognized a gain of $3,951,550 during the six months ended February 28, 2022. This gain is included in “Remeasurement gain on acquisition of equity method investee” on NTIC’s consolidated statements of operations.

Income Before Income Tax Expense. NTIC had income before income tax expense of $447,728 and $5,673,941 for the three and six months ended February 28, 2022, respectively, compared to $1,778,126 and $3,561,873 for the three and six months ended February 28, 2021, respectively.

Income Tax Expense. Income tax expense was $151,743 and $656,123 for the three and six months ended February 28, 2022, respectively, compared to income tax expense of $274,660 and $653,250 during the three and six months ended February 28, 2021, respectively. Income tax expense was calculated based on management’s estimate of NTIC’s annual effective income tax rate.

NTIC considers the earnings of certain foreign joint ventures to be indefinitely invested outside the United States on the basis of estimates that NTIC’s future domestic cash generation will be sufficient to meet future domestic cash needs. As a result, U.S. income and foreign withholding taxes have not been recognized on the cumulative undistributed earnings of $19,637,099 and $24,702,778 as of February 28, 2022, and August 31, 2021, respectively. To the extent undistributed earnings of NTIC’s joint ventures are distributed in the future, they are not expected to result in any material additional income tax liability after the application of foreign tax credits.

Net Income Attributable to NTIC. Net income attributable to NTIC decreased to $182,847, or $0.02 per diluted common share, for the three months ended February 28, 2022, compared to $1,312,575, or $0.13 per diluted common share, for the three months ended February 28, 2021. Net income attributable to NTIC increased to $4,676,606, or $0.48 per diluted common share, for the six months ended February 28, 2022, compared to $2,574,974, or $0.26 per diluted common share, for the six months ended February 28, 2021. The decrease for the three-month comparison was primarily due to a significant increase in cost of goods sold, a decrease in joint venture operations and an increase in operating expenses in the current fiscal year period. The increase for the six-month comparison was primarily due to the remeasurement gain related to the acquisition of Zerust India of $3,951,550 included in “Remeasurement gain on acquisition of equity method investee” on NTIC’s consolidated statements of operations, which was partially offset by a significant increase in cost of goods sold, a decrease in joint venture operations and an increase in operating expenses in the current fiscal year period.

NTIC anticipates that its earnings for the remainder of fiscal 2022 will continue to be adversely affected by both the COVID-19 pandemic and worldwide supply disruptions, among other factors. Additionally, NTIC anticipates that its quarterly net income will continue to remain subject to significant volatility primarily due to the financial performance of its subsidiaries and joint ventures, sales of its ZERUST® products and services into the oil and gas industry, and sales of its Natur-Tec® bioplastics products, which sales fluctuate more on a quarterly basis than the traditional ZERUST® business.

Other Comprehensive Income - Foreign Currency Translations Adjustment. The changes in the foreign currency translations adjustment were due to the fluctuation of the U.S. dollar compared to the Euro and other foreign currencies during the three and six months ended February 28, 2022 compared to the same periods in fiscal 2021.

Liquidity and Capital Resources

Sources of Cash and Working Capital. NTIC’s working capital, defined as current assets less current liabilities, was $25,326,437 as of February 28, 2022, including $7,487,811 in cash and cash equivalents and $4,634 in available for sale securities, compared to $25,230,893 as of August 31, 2021, including $7,680,641 in cash and cash equivalents and $4,634 in available for sale securities.

NTIC has a revolving line of credit with PNC Bank of $5,000,000, which was increased from $3,000,000 effective as of August 31, 2021. As of February 28, 2022, $4,200,000 was outstanding under the revolving line of credit, compared to no borrowings as of August 31, 2021. Outstanding advances under the line of credit bear interest at the daily Bloomberg Short-Term Bank Yield Index rate plus 250 basis points (2.50%). The line of credit originally was scheduled to mature on February 22, 2022 but was extended to January 7, 2023. The line of credit also was scheduled to be decreased back to $3,000,000 on February 22, 2022 but was recently revised to maintain the borrowing amount at $5,000,000 to allow for future financial flexibility. The line of credit is governed under an Amended and Restated Loan Agreement dated August 31, 2021. The loan agreement contains standard covenants, including affirmative financial covenants, such as the maintenance of a minimum fixed charge coverage ratio, and negative covenants, which, among other things, limit the incurrence of additional indebtedness, loans and equity investments, disposition of assets, mergers and consolidations and other matters customarily restricted in such agreements. Under the loan agreement, NTIC is subject to a minimum fixed charge coverage ratio of 1.10:1.00. As of February 28, 2022, NTIC was in compliance with all debt covenants under the Amended and Restated Loan Agreement. As of February 28, 2022, NTIC did not have any letters of credit outstanding with respect to the letter of credit sub-facility available under the revolving line of credit with PNC Bank.

NTIC believes that a combination of its existing cash and cash equivalents, available for sale securities, forecasted cash flows from future operations, anticipated distributions of earnings, anticipated fees to NTIC for services provided to its joint ventures, and funds available through existing or anticipated financing arrangements will be adequate to fund its existing operations, investments in new or existing joint ventures or subsidiaries, capital expenditures, debt repayments, cash dividends, and any stock repurchases for at least the next 12 months. During the remainder of fiscal 2022 and in fiscal 2023, NTIC expects to continue to invest directly and through its use of working capital in Zerust India, NTIC China, Zerust Mexico, NTI Europe, its joint ventures, research and development, marketing efforts, resources for the application of its corrosion prevention technology in the oil and gas industry, and its Natur-Tec® bio-plastics business, although the amounts of these various investments are not known at this time. NTIC also expects to use some of its capital resources to continue to transition some of its joint ventures as needed or appropriate, which may include additional acquisitions by NTIC of the remaining ownership interests of joint ventures not owned by NTIC or dissolutions or liquidations of one or more of its joint ventures, including in particular its joint venture in Russia, which NTIC is currently in the process of terminating. Although no assurance can be provided, NTIC currently believes the termination of its joint venture in Russia will not have a material adverse effect on NTIC’s results of operations or financial condition or its joint venture operations given the immateriality of the operations of this joint venture. NTIC traditionally has used the cash generated from its operations, distributions of earnings from joint ventures and fees for services provided to its joint ventures to fund NTIC’s new technology investments and capital contributions to new and existing subsidiaries and joint ventures. NTIC’s joint ventures traditionally have operated with little or no debt and have been self-financed with minimal initial capital investment and minimal additional capital investment from their respective owners. Therefore, NTIC believes there is limited exposure by NTIC’s joint ventures that could materially impact their respective operations and/or liquidity.

In order to take advantage of new product and market opportunities to expand its business and increase its revenues and assist with joint venture transitions, NTIC may decide to finance such opportunities by additional borrowings under its revolving line of credit or raising additional financing through the issuance of debt or equity securities. There is no assurance that any financing transaction will be available on terms acceptable to NTIC or at all or that any financing transaction will not be dilutive to NTIC’s current stockholders.

Uses of Cash and Cash Flows. Net cash provided by operating activities during the six months ended February 28, 2022 was $2,118,728, which resulted principally from NTIC’s net income, dividends received from joint ventures, deferred income tax, depreciation and amortization expense, and stock-based compensation, partially offset by the remeasurement gain on acquisition of equity method investee and equity in income from joint ventures. Net cash provided by operating activities during the six months ended February 28, 2021 was $1,959,249, which resulted principally from NTIC’s net income, dividends received from joint ventures, stock based compensation, depreciation, amortization, and an increase in accounts payable and accrued liabilities, partially offset by NTIC’s equity in income from joint ventures, an increase in accounts receivable, inventories, prepaid expenses and other.

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

NTIC experienced an increase in trade receivables and inventory as of February 28, 2022, compared to August 31, 2021.  Trade receivables, excluding joint ventures, as of February 28, 2022, increased $321,322 compared to August 31, 2021, primarily related to an increase in sales.

Outstanding trade receivables, excluding joint ventures balances as of February 28, 2022 increased 2 days to an average of 71 days from balances outstanding from these customers as of August 31, 2021.

Outstanding trade receivables from joint ventures as of February 28, 2022 decreased $281,153 compared to August 31, 2021, primarily due to the timing of payments.  Outstanding balances from trade receivables from joint ventures increased an average of 5 days to an average of 92 days from balances outstanding from these customers compared to August 31, 2021.  The average days outstanding of trade receivables from joint ventures as of February 28, 2022 were primarily due to the receivables balances at various NTIC’s joint ventures.

Outstanding receivables for services provided to joint ventures as of February 28, 2022 increased $426,425 compared to August 31, 2021, and the average days to pay decreased an average of 10 days to an average of 78 days compared to August 31, 2021.

Net cash used in investing activities for the six months ended February 28, 2022 was $5,792,833, which was primarily the result of the purchase of the remaining 50% ownership interest in Zerust India, purchases of property and equipment, and investments in patents. Net cash used in investing activities for the six months ended February 28, 2021 was $910,550, which was primarily the result of the purchase of available for sale securities, additions to property and equipment, and additions to patents, partially offset by the proceeds from the sales of available for sale securities.

Net cash used in financing activities for the six months ended February 28, 2022 was $2,786,371, which resulted from borrowings under the line of credit and proceeds from NTIC’s employee stock purchase plan and the exercise of stock options, partially offset by dividends paid to shareholders and dividends received by non-controlling interests. Net cash used in financing activities for the six months ended February 28, 2021 was $755,610, which resulted from dividends paid on NTIC common stock and dividends received by non-controlling interest, partially offset by proceeds from NTIC’s employee stock purchase plan.

Share Repurchase Plan. On January 15, 2015, NTIC’s Board of Directors authorized the repurchase of up to $3,000,000 in shares of NTIC common stock through open market purchases or unsolicited or solicited privately negotiated transactions. This program has no expiration date but may be terminated by NTIC’s Board of Directors at any time. No repurchases occurred during the six months ended February 28, 2022. As of February 28, 2022, up to $2,640,548 in shares of NTIC common stock remained available for repurchase under NTIC’s stock repurchase program.

Cash Dividends. On April 23, 2020, the Company announced the temporary suspension of its quarterly cash dividend pending clarity on the financial impact of COVID-19 on the Company. Therefore, the Company did not declare a cash dividend during the three months ended November 30, 2020. However, on January 15, 2021, the Company announced the reinstatement of its quarterly cash dividend and declared a cash dividend of $0.065 per share of NTIC’s common stock, payable on February 17, 2021 to stockholders of record on February 3, 2021. On October 20, 2021, the Company’s Board of Directors declared a cash dividend of $0.07 per share of NTIC’s common stock, payable on November 17, 2021 to stockholders of record on November 3, 2021. On January 21, 2022, the Company’s Board of Directors declared a cash dividend of $0.07 per share of NTIC’s common stock, payable on February 16, 2022 to stockholders of record on February 2, 2022. The declaration of future dividends is not guaranteed and will be determined by NTIC’s Board of Directors in light of conditions then existing, including NTIC’s earnings, financial condition, cash requirements, restrictions in financing agreements, business conditions, and other factors, including without limitation the effect of COVID-19 on NTIC’s business, operating results and financial condition.

Capital Expenditures and Commitments. NTIC spent $618,533 on capital expenditures during the six months ended February 28, 2022, which related primarily to the purchase of new equipment and facility improvements. NTIC expects to spend an aggregate of approximately $2,200,000 to $2,500,000 on capital expenditures during fiscal 2022, which it expects will relate primarily to anticipated renovation and equipment costs.

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

Inflation and Seasonality

Although inflation in the United States and abroad historically has had little effect on NTIC, inflationary pressures adversely affected NTIC’s gross margins during the first six months of fiscal 2022 and are expected to persist into at least the third quarter of fiscal 2022. NTIC believes there is some seasonality in its business. NTIC’s net sales in the second fiscal quarter were adversely affected by the long Chinese New Year, the North American holiday season and overall less corrosion taking place at lower winter temperatures worldwide.

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

Any outstanding advances under NTIC’s revolving line of credit with PNC Bank bear interest at an annual rate based on daily LIBOR plus 2.50%. As of February 28, 2022, NTIC had borrowings of $4,200,000 under the line of credit that existed as of that date.

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

Forward-Looking Statements

This quarterly report on Form 10-Q contains not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are subject to the safe harbor created by those sections. In addition, NTIC or others on NTIC’s behalf may make forward-looking statements from time to time in oral presentations, including telephone conferences and/or web casts open to the public, in press releases or reports, on NTIC’s Internet web site, or otherwise. All statements other than statements of historical facts included in this report or expressed by NTIC orally from time to time that address activities, events, or developments that NTIC expects, believes, or anticipates will or may occur in the future are forward-looking statements, including, in particular, the statements about NTIC’s plans, objectives, strategies, and prospects regarding, among other things, NTIC’s financial condition, results of operations and business, the anticipated effect of COVID-19 and its recent acquisition of Zerust India on NTIC’s business, operating results and financial condition, the outcome of contingencies, such as legal proceedings. NTIC has identified some of these forward-looking statements in this report with words like “believe,” “can,” “may,” “could,” “would,” “might,” “forecast,” “possible,” “potential,” “project,” “will,” “should,” “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate,” “approximate,” or “continue” or the negative of these words or other words and terms of similar meaning. The use of future dates is also an indication of a forward-looking statement. Forward-looking statements may be contained in the notes to NTIC’s consolidated financial statements and elsewhere in this report, including under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

●

The effect of worldwide disruption in supply issues on NTIC’s business, operating results and financial condition, which will likely continue through the remainder of fiscal year 2022, regardless of the status of the COVID-19 pandemic;

●

The effect of current worldwide economic conditions and any turmoil and disruption in the global credit and financial markets on NTIC’s business, including in particular as a result of the ongoing conflict between Russia and Ukraine;

●

Variability in NTIC’s sales of ZERUST® products and services to the oil and gas industry and Natur-Tec® products and NTIC’s equity income of joint ventures, which variability in sales and equity in income from joint ventures, in turn, subject NTIC’s earnings to quarterly fluctuations;

●	Risks associated with NTIC’s international operations and exposure to fluctuations in foreign currency exchange rates, import duties, taxes, and tariffs;

●	The effect of the United Kingdom’s process to exit the European Union on NTIC’s operating results, including, in particular, future net sales of NTIC’s European and other joint ventures;

●	The effect of the health of the U.S. automotive industry on NTIC’s business;

●	NTIC’s dependence on the success of its joint ventures and fees and dividend distributions that NTIC receives from them;

●	Risks associated with NTIC’s acquisition of the remaining 50% ownership interest in its Indian joint venture, Zerust India;

●	Risks associated with the anticipated termination of NTIC’s joint venture in Russia;

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

●	NTIC’s ability to introduce new products and services that respond to changing market conditions and customer demand;

●	Market acceptance of NTIC’s existing and new products, especially in light of existing and new competitive products;

●	Maturation of certain existing markets for NTIC’s ZERUST® products and services and NTIC’s ability to grow market share and succeed in penetrating other existing and new markets;

●	Increased competition, especially with respect to NTIC’s ZERUST® products and services, and the effect of such competition on NTIC’s and its joint ventures’ pricing, net sales, and margins;

●	NTIC’s reliance upon and its relationships with its distributors, independent sales representatives, and joint ventures;

●	NTIC’s reliance upon suppliers;

●	Oil prices, which may affect sales of NTIC’s ZERUST® products and services to the oil and gas industry, and which may be impacted by the recent action of Russian military forces in Ukraine;

●	NTIC’s operations in China, and the risks associated therewith;

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

Any outstanding advances under NTIC’s revolving line of credit with PNC Bank bear interest at an annual rate based on daily LIBOR plus 2.50%. As of February 28, 2022, NTIC had borrowings of $4,200,000 under the line of credit that existed as of that date.

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

Changes in Internal Control over Financial Reporting

There was no change in NTIC’s internal control over financial reporting that occurred during the quarter ended February 28, 2022 that has materially affected or is reasonably likely to materially affect NTIC’s internal control over financial reporting, other than changes implemented to continue integrating Zerust India’s internal controls with NTIC’s internal controls.

PART II - OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

See Note 14 to NTIC’s consolidated financial statements in Part I. Item 1. Financial Statements of this report.

ITEM 1A.      RISK FACTORS

Although Item 1A. is inapplicable to NTIC as a smaller reporting company, NTIC hereby discloses the following new risk factor and revised risk factor described in its annual report on Form 10-K for the fiscal year ended August 31, 2021:

The ongoing conflict between Russia and Ukraine may adversely affect our business and results of operations.

Given the nature of our business and our global operations, political, economic, and other conditions in foreign countries and regions, including geopolitical risks such as the current conflict between Russia and Ukraine, may adversely affect our business and results of operations. We have limited operations in Russia and Ukraine, which have been adversely affected by the ongoing conflict between Russia and Ukraine, though these losses are not expected to have a material impact on our operating results. We are also in the process of terminating our joint venture in Russia, which we believe will not have an adverse effect on our results of operations or financial condition given the immateriality of the joint venture. The broader consequences of this conflict, which may include additional international sanctions, embargoes, regional instability, and geopolitical shifts; increased tensions between the United States and countries in which we operate; and the extent of the conflict’s effect on our business and results of operations as well as the global economy, cannot be predicted.

To the extent the current conflict between Russia and Ukraine adversely affects our business, it may also have the effect of heightening many other risks disclosed in our annual report on Form 10-K for the fiscal year ended August 31, 2021, any of which could materially and adversely affect our business and results of operations. Such risks include, but are not limited to, adverse effects on macroeconomic conditions, including inflation, demand for our products and potential recessionary economic conditions; increased cyber security threats; adverse changes in trade policies, taxes, government regulations, and tariffs; our ability to maintain or increase our prices in response to rising shipping costs; our ability to implement and execute our business strategy, particularly with regard to our joint ventures; disruptions in global supply chains; our exposure to foreign currency fluctuations; and constraints, volatility, or disruption in the capital markets.

The sale of ZERUST® rust and corrosion inhibiting products into the oil and gas industry is somewhat seasonal and dependent upon oil prices.

In the past, NTIC has experienced some seasonality with respect to the sale of its ZERUST® rust and corrosion inhibiting products into the oil and gas industry, with sales during parts of the second and third fiscal quarters being adversely affected by winter in the United States. Although the price of crude oil is close to an all-time high,  the sale of NTIC’s ZERUST® rust and corrosion inhibiting products into the oil and gas industry, particularly in the United States, has historically been hampered by low global crude oil prices. Low global crude oil prices have been and may continue to be caused by oversupply, price wars between Saudi Arabia and Russia, and the impact of the COVID-19 pandemic. NTIC believes low global crude oil prices constrain capital improvement budgets of its existing and prospective customers and may result in personnel turnover at its oil and gas customers or prospects. The ongoing conflict between Russia and Ukraine has escalated tensions between Russia and other countries, some of which have imposed sanctions and taken other economic actions that have contributed to, and are expected to continue to contribute to, rising global crude oil prices, which prices had already risen substantially due to ongoing inflationary pressures. Additional international sanctions against Russia may be imposed, which could further increase these costs. NTIC believes the ongoing conflict between Russia and Ukraine and the continued impact of high rates of inflation may create uncertainty among its existing and prospective customers, which may cause them to halt oil and gas projects or elect to decrease capital improvement budgets, either of which could harm NTIC’s ability to sell its products into the oil and gas industry.

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Equity Securities

During the three months ended February 28, 2022, NTIC did not issue any shares of its common stock or other equity securities of NTIC that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

The following table shows NTIC’s second quarter of fiscal 2022 stock repurchase activity.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
December 1, 2021, through December 31, 2021	0	$0	0	(1)
January 1, 2022, through January 31, 2022	0	$0	0	(1)
February 1, 2022, through February 28, 2022	0	$0	0	(1)
Total	0	$0	0	(1	)(2)

_______________________________

(1)

On January 15, 2015, NTIC’s Board of Directors authorized the repurchase of up to $3,000,000 in shares of NTIC common stock through open market purchases or unsolicited or solicited privately negotiated transactions. This program has no expiration date but may be terminated by NTIC’s Board of Directors at any time.

(2)	As of February 28, 2022, up to $2,640,548 in shares of NTIC common stock remained available for repurchase under NTIC’s stock repurchase program.

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.         MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.         OTHER INFORMATION

On August 31, 2021, in connection with NTIC’s acquisition of Zerust India, NTIC and PNC Bank, National Association (“PNC Bank”) increased NTIC’s line of credit from $3,000,000 to $5,000,000. This increase in the line of credit was subsequently scheduled to terminate on February 22, 2022. To maintain future financial flexibility, NTIC and PNC Bank agreed to keep the line of credit at $5,000,000. A 30-day extension was provided by PNC Bank on February 23, 2022 in order to ensure funding between February 23, 2022 and March 1, 2022. On March 1, 2022, NTIC and PNC Bank entered into an Amended and Restated Revolving Line of Credit Note, which established a line of credit of $5,000,000 during the period from February 23, 2022 until April 23, 2022 and $3,000,000 at all other times. Except as described above, the other material terms of the Line of Credit, Loan Agreement and Security Agreement with PNC Bank and other related documents were not affected by the foregoing described amendment.

The foregoing description is qualified in its entirety by reference to the Amended Note, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and incorporated by reference herein.

ITEM 6.         EXHIBITS

The following exhibits are being filed or furnished with this quarterly report on Form 10-Q:

Exhibit No.	Description	Method of Filing

10.1	Amended and Restated Revolving Line of Credit Note dated as of March 1, 2022 issued by Northern Technologies International Corporation to PNC Bank, National Association	Filed herewith

31.1	Certification of President and Chief Executive Officer pursuant to SEC Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

Exhibit No.	Description	Method of Filing

101

The following materials from NTIC’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2022, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Comprehensive Income, (iv) the unaudited Consolidated Statements of Equity, (v) the unaudited Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

/s/ Matthew C. Wolsfeld
Date: April 8, 2022	Matthew C. Wolsfeld, CPA
Chief Financial Officer
(Principal Financial and Accounting Officer and
Duly Authorized to Sign on Behalf of the Registrant)