Form 10-Q
period 2022-05-31
NORTHERN TECHNOLOGIES INTERNATIONAL CORP
filed 2022-07-08
CIK 875582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2022

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

As of July 8, 2022, there were 9,232,483 shares of common stock of the registrant outstanding.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

FORM 10-Q

May 31, 2022

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

As used in this report, references to: (1) “NTIC China” refer to NTIC’s wholly-owned subsidiary in China, NTIC (Shanghai) Co., Ltd.; (2) “NTI Europe” refer to NTIC’s wholly-owned subsidiary in Germany, NTIC Europe GmbH; (3) “Zerust Mexico” refer to NTIC’s wholly-owned subsidiary in Mexico, ZERUST-EXCOR MEXICO, S. de R.L. de C.V.; (4) “Zerust India” refer to NTIC’s wholly-owned subsidiary in India effective as of September 1, 2021, Harita-NTI Limited; and (5)“NTI Asean” refer to NTIC’s majority-owned holding company subsidiary, NTI Asean LLC, which holds investments in certain entities that operate in the Association of Southeast Asian Nations (ASEAN) region.

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

PART I - FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AS OF MAY 31, 2022 (UNAUDITED)

AND AUGUST 31, 2021 (AUDITED)

	May 31, 2022	August 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,123,269	$7,680,641
Available for sale securities	5,574	4,634
Receivables:
Trade, excluding joint ventures, less allowance for doubtful accounts of $382,000 as of May 31, 2022 and August 31, 2021	13,834,580	11,128,805
Trade, joint ventures	857,172	624,808
Fees for services provided to joint ventures	1,243,214	1,505,127
Income taxes	418,967	386,574
Inventories	13,866,229	11,114,207
Prepaid expenses	2,619,260	1,302,293
Total current assets	38,968,265	33,747,089

PROPERTY AND EQUIPMENT, NET	12,071,277	11,821,458
OTHER ASSETS:
Investments in joint ventures	22,194,433	27,623,768
Deferred income taxes	—	92,554
Patents and trademarks, net	717,795	709,572
Goodwill	4,782,376	—
Intangible asset, net	6,029,650	—
Operating lease right of use asset	421,601	376,438
Total other assets	34,145,855	28,802,332
Total assets	$85,185,397	$74,370,879

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,004,897	$4,290,972
Line of credit	4,700,000	—
Income taxes payable	99,865	178,923
Accrued liabilities:
Payroll and related benefits	2,029,241	2,879,468
Other	1,333,153	894,497
Current portion of operating lease	74,331	272,336
Total current liabilities	14,241,487	8,516,196
LONG-TERM LIABILITIES:
Deferred income tax, net	1,920,970	—
Operating lease, less current portion	347,270	104,102
Total long-term liabilities	2,268,240	104,102

COMMITMENTS AND CONTINGENCIES (Note 14)

EQUITY:
Preferred stock, no par value; authorized 10,000 shares; none issued and outstanding	—	—
Common stock, $0.02 par value per share; authorized 15,000,000 shares as of May 31, 2022 and August 31, 2021; issued and outstanding 9,232,483 and 9,184,811, respectively	184,650	183,696
Additional paid-in capital	19,706,248	18,736,268
Retained earnings	50,714,961	46,973,094
Accumulated other comprehensive loss	(5,383,400)	(3,525,030)
Stockholders’ equity	65,222,459	62,368,028
Non-controlling interests	3,453,211	3,382,553
Total equity	68,675,670	65,750,581
Total liabilities and equity	$85,185,397	$74,370,879

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2022 AND 2021

	Three Months Ended May 31,		Nine Months Ended May 31,
	2022	2021	2022	2021
NET SALES:
Net sales, excluding joint ventures	$18,436,253	$14,164,604	$51,654,355	$38,619,353
Net sales, to joint ventures	528,668	1,253,920	2,252,618	2,361,165
Total net sales	18,964,921	15,418,524	53,906,973	40,980,518

Cost of goods sold	12,722,833	10,152,582	36,977,620	26,997,582
Gross profit	6,242,088	5,265,942	16,929,353	13,982,936

JOINT VENTURE OPERATIONS:
Equity in income from joint ventures	1,364,597	2,033,536	3,662,178	5,779,260
Fees for services provided to joint ventures	1,329,988	1,589,621	3,835,755	4,388,866
Total joint venture operations	2,694,585	3,623,157	7,497,933	10,168,126

OPERATING EXPENSES:
Selling expenses	3,450,308	3,171,657	9,659,457	8,745,433
General and administrative expenses	2,560,487	2,072,195	7,675,622	6,125,151
Research and development expenses	1,102,942	1,066,493	3,557,437	3,217,410
Total operating expenses	7,113,737	6,310,345	20,892,516	18,087,994

OPERATING INCOME	1,822,936	2,578,754	3,534,770	6,063,068

REMEASUREMENT GAIN ON ACQUISITION OF EQUITY METHOD INVESTEE	—	—	3,951,550	—
INTEREST INCOME	15,925	10,676	36,777	95,852
INTEREST EXPENSE	(23,784)	(3,044)	(34,079)	(10,661)
INCOME BEFORE INCOME TAX EXPENSE	1,815,077	2,586,386	7,489,018	6,148,259

INCOME TAX EXPENSE	604,314	276,338	1,260,437	929,588
NET INCOME	1,210,763	2,310,048	6,228,581	5,218,671

NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	210,596	256,132	551,808	589,781
NET INCOME ATTRIBUTABLE TO NTIC	$1,000,167	$2,053,916	$5,676,773	$4,628,890

NET INCOME ATTRIBUTABLE TO NTIC PER COMMON SHARE:
Basic	$0.11	$0.23	$0.62	$0.51
Diluted	$0.11	$0.21	$0.59	$0.47

WEIGHTED AVERAGE COMMON SHARES ASSUMED OUTSTANDING:
Basic	9,227,912	9,109,861	9,216,216	9,107,243
Diluted	9,578,797	9,972,000	9,682,646	9,829,052

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.07	$0.065	$0.21	$0.13

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2022 AND 2021

	Three Months Ended May 31,		Nine Months Ended May 31,
	2022	2021	2022	2021
NET INCOME	$1,210,763	$2,310,048	$6,228,581	$5,218,671
OTHER COMPREHENSIVE INCOME– FOREIGN CURRENCY TRANSLATION ADJUSTMENT	(1,554,022)	262,267	(1,936,791)	757,273
COMPREHENSIVE INCOME	(343,259)	2,572,315	4,291,790	5,975,944
COMPREHENSIVE INCOME ATTRIBUTABLE TO NON- CONTROLLING INTERESTS	(181,283)	266,771	(473,385)	654,551
COMPREHENSIVE INCOME ATTRIBUTABLE TO NTIC	$(161,976)	$2,305,544	$4,765,175	$5,321,393

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2022 AND 2021

	STOCKHOLDERS’ EQUITY – THREE MONTHS ENDED MAY 31, 2022 AND 2021
					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	Controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Equity

BALANCE AS OF FEBRUARY 28, 2022	9,221,517	$184,430	$19,379,032	$50,361,068	$(3,858,689)	$3,371,926	$69,437,767
Stock issued for employee stock purchase plan	2,966	59	35,054	—	—	—	35,113
Stock options exercised	8,000	161	59,279	—	—	—	59,440
Stock option expense	—	—	232,883	—	—	—	232,883
Dividends paid to stockholders	—	—	—	(646,274)	—	—	(646,274)
Dividend received by non-controlling interest	—	—	—	—	—	(100,000)	(100,000)
Net income	—	—	—	1,000,167	—	210,596	1,210,763
Other comprehensive gain	—	—	—	—	(1,524,711)	(29,311)	(1,554,022)
BALANCE AS OF MAY 31, 2022	9,232,483	$184,650	$19,706,248	$50,714,961	$(5,383,400)	$3,453,211	$68,675,670

BALANCE AS OF FEBRUARY 28, 2021	9,104,636	$182,093	$17,793,646	$44,455,982	$(2,969,563)	$3,232,806	$62,694,964
Stock issued for employee stock purchase plan	5,225	104	38,038	—	—	—	38,142
Stock option expense	—	—	160,834	—	—	—	160,834
Dividends paid to stockholders	—	—	—	(592,141)	—	—	(592,141)
Net income	—	—	—	2,053,916	—	256,132	2,310,048
Other comprehensive gain	—	—	—	—	251,628	10,639	262,267
BALANCE AS OF MAY 31, 2021	9,109,861	$182,197	$17,992,518	$45,917,757	$(2,717,935)	$3,499,577	$64,874,114

	STOCKHOLDERS’ EQUITY – NINE MONTHS ENDED MAY 31, 2022 AND 2021
					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	Controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Equity

BALANCE AS OF AUGUST 31, 2021	9,184,811	$183,696	$18,736,268	$46,973,094	$(3,525,030)	$3,382,553	$65,750,581
Stock issued for employee stock purchase plan	5,601	112	73,533	—	—	—	73,645
Stock options exercised	42,071	842	197,798	—	—	—	198,640
Stock option expense	—	—	698,649	—	—	—	698,649
Dividends paid to stockholders	—	—	—	(1,934,906)	—	—	(1,934,906)
Dividend received by non-controlling interest	—	—	—	—	—	(402,729)	(402,729)
Net income	—	—	—	5,676,773	—	551,808	6,228,581
Other comprehensive income	—	—	—	—	(1,858,370)	(78,421)	(1,936,791)
BALANCE AS OF MAY 31, 2022	9,232,483	$184,650	$19,706,248	$50,714,961	$(5,383,400)	$3,453,211	$68,675,670

BALANCE AS OF AUGUST 31, 2020	9,099,990	$182,000	$17,415,043	$42,472,810	$(3,410,438)	$3,045,026	$59,704,441
Stock issued for employee stock purchase plan	9,871	197	74,137	—	—	—	74,334
Stock option expense	—	—	503,338	—	—	—	503,338
Dividends paid to stockholders	—	—	—	(1,183,943)	—	—	(1,183,943)
Dividend received by non-controlling interest	—	—	—	—	—	(200,000)	(200,000)
Net income	—	—	—	4,628,890	—	589,781	5,218,671
Other comprehensive income	—	—	—	—	692,503	64,770	757,273
BALANCE AS OF MAY 31, 2021	9,109,861	$182,197	$17,992,518	$45,917,757	$(2,717,935)	$3,499,577	$64,874,114

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED MAY 31, 2022 AND 2021

	Nine Months Ended May 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,228,581	$5,218,671
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	698,649	503,338
Change in allowance for doubtful accounts	—	30,000
Depreciation expense	722,443	681,484
Amortization expense	474,121	151,710
Remeasurement gain on acquisition of equity method investee	(3,951,550)	—
Equity in income from joint ventures	(3,662,178)	(5,779,260)
Dividends received from joint ventures	5,723,176	3,505,455
Deferred income taxes	152,372	(8,526)
Changes in current assets and liabilities:
Receivables:
Trade, excluding joint ventures	(1,348,254)	(2,904,707)
Trade, joint ventures	(232,364)	(564,149)
Fees for services provided to joint ventures	261,913	(499,954)
Income taxes	(134,942)	(223,024)
Inventories	(2,093,668)	(177,927)
Prepaid expenses and other	(635,478)	(223,457)
Accounts payable	908,605	703,100
Income tax payable	(420,529)	(162,615)
Accrued liabilities	(912,803)	803,555
Net cash provided by operating activities	1,778,094	1,053,695

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Zerust India business, net of cash acquired (see Note 3)	(5,062,003)	—
Purchase of available for sale securities	(941)	(800,000)
Proceeds from the sale of available for sale securities	—	1,219,670
Investment in joint venture	(341,392)	—
Purchases of property and equipment	(961,704)	(723,441)
Investments in patents	(164,994)	(96,009)
Net cash used in investing activities	(6,531,034)	(399,780)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividend received by non-controlling interest	(402,729)	(200,000)
Proceeds from line of credit	4,700,000	—
Dividends paid on NTIC common stock	(1,934,906)	(1,183,943)
Proceeds from the exercise of stock options	198,640	—
Proceeds from employee stock purchase plan	73,645	74,334
Net cash provided by (used in) financing activities	2,634,650	(1,309,609)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	560,918	133,585

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,557,372)	(522,109)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,680,641	6,403,032

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,123,269	$5,880,923

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.         INTERIM FINANCIAL INFORMATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all necessary adjustments, which are of a normal recurring nature, and present fairly the consolidated financial position of Northern Technologies International Corporation and its subsidiaries (the Company) as of May 31, 2022 and August 31, 2021, the results of the Company’s operations for the three and nine months ended May 31, 2022 and 2021, the changes in stockholders’ equity for the three and nine months ended May 31, 2022 and 2021, and the Company’s cash flows for the nine months ended May 31, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).

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

Operating results for the three and nine months ended May 31, 2022 are not necessarily indicative of the results that may be expected for the full fiscal year ending August 31, 2022.

The Company evaluates events occurring after the date of the consolidated financial statements requiring recording or disclosure in the consolidated financial statements.

Impact of COVID-19 Pandemic

As a result of the novel coronavirus (COVID-19) pandemic and related government mandated restrictions on the Company’s business as well as the businesses of its joint ventures, customers and suppliers, disruption to the Company’s business and the manufacture and sale of its products and services continued to occur during the first nine months of fiscal 2022 and is expected to continue during the remainder of fiscal 2022 and into fiscal 2023. In the first nine months of fiscal 2022, the Company continued to be impacted by shipping issues, including freight container shortages, shipping delays, and increased costs, and supply chain issues, including longer lead times and raw material cost increases.

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

Because the Company increased its ownership interest in Zerust India to 100%, the acquisition of Zerust India has been accounted for in accordance with Accounting Standards Codification (ASC) 805, Business Combinations, by using the acquisition method of accounting. Effective September 1, 2021, Zerust India became a consolidated subsidiary within the Company’s financial statements.

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

Authoritative guidance on accounting for business combinations requires that an acquirer re-measure its previously held equity interest in the acquisition at its acquisition date fair value and recognize the resulting gain or loss in earnings. As such, since the Company acquired the remaining 50% ownership interest of Zerust India effective September 1, 2021, the Company recognized a gain of $3,951,550 during the nine months ended May 31, 2022. This gain is included in “Remeasurement gain on acquisition of equity method investee” on the Company’s consolidated statements of operations for the nine months ended May 31, 2022.

The Company has included the financial results of Zerust India in the consolidated financial statements from September 1, 2021. Net revenue and net income related to Zerust India since the date of acquisition totaled $7,260,964 and $664,775, respectively. The transaction costs associated with the acquisition were approximately $0 and $115,000, respectively, and are recorded in general and administrative expense as incurred during the three and nine months ended May 31, 2022.

Unaudited consolidated pro forma information assuming the acquisition had occurred on September 1, 2020 for the three and nine months ended May 31, 2021 would have an increase in net sales $2,405,098 and $6,697,005, respectively. Unaudited pro forma net income, assuming the acquisition had occurred on September 1, 2020, for the three and nine months ended May 31, 2021 was not considered material to the Company’s consolidated net income. The unaudited consolidated pro forma combined financial information does not purport to be indicative of the results which would have been obtained had the acquisition been completed as of the beginning of the earliest period presented or of results that may be obtained in the future. In addition, they do not include any benefits that may result from the acquisition due to synergies that may be derived from the elimination of any duplicative costs.

4.         INVENTORIES

Inventories consisted of the following:

	May 31, 2022	August 31, 2021
Production materials	$4,946,106	$4,453,688
Finished goods	8,920,123	6,660,519
	$13,866,229	$11,114,207

5.         PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	May 31, 2022	August 31, 2021
Land	$310,365	$310,365
Buildings and improvements	14,098,634	13,149,258
Machinery and equipment	5,569,711	5,453,679
	19,978,710	18,913,302
Less accumulated depreciation	(7,907,433)	(7,091,844)
	$12,071,277	$11,821,458

6.         PATENTS AND TRADEMARKS, NET

Patents and trademarks, net consisted of the following:

	May 31, 2022	August 31, 2021
Patents and trademarks	$3,183,500	$3,018,507
Less accumulated amortization	(2,465,705)	(2,308,935)
	$717,795	$709,572

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

Financial information from the audited and unaudited financial statements of the Company’s joint venture in Germany, Excor Korrosionsschutz – Technologien und Produkte GmbH (EXCOR), and all the Company’s other joint ventures are summarized as follows:

	As of May 31, 2022
	Total	EXCOR	All Other
Current assets	$55,305,950	$25,677,287	$29,628,663
Total assets	59,037,744	27,727,623	31,310,121
Current liabilities	13,289,392	2,978,114	10,311,279
Noncurrent liabilities	1,223,185	—	1,223,185
Joint ventures’ equity	44,601,335	24,749,509	19,851,826
Northern Technologies International Corporation’s share of joint ventures’ equity	22,194,433	12,374,756	9,819,677
Northern Technologies International Corporation’s share of joint ventures’ undistributed earnings	20,844,284	12,343,851	8,500,433

	Three Months Ended May 31, 2022
	Total	EXCOR	All Other
Net sales	$26,594,077	$10,397,916	$16,196,160
Gross profit	10,626,570	4,990,697	5,635,873
Net income	2,714,979	1,654,389	1,060,590
Northern Technologies International Corporation’s share of equity in income from joint ventures	1,364,597	824,784	539,813
Northern Technologies International Corporation’s dividends received from joint ventures	252,000	—	252,000

	Nine Months Ended May 31, 2022
	Total	EXCOR	All Other
Net sales	$78,218,839	$31,010,578	$47,208,261
Gross profit	31,504,531	15,118,133	16,386,398
Net income	7,344,175	4,646,123	2,698,052
Northern Technologies International Corporation’s share of equity in income from joint ventures	3,662,178	2,324,605	1,337,572
Northern Technologies International Corporation’s dividends received from joint ventures	5,723,176	4,255,200	1,467,976

	As of August 31, 2021
	Total	EXCOR	All Other(1)
Current assets	$69,394,796	$33,886,655	$35,508,141
Total assets	73,814,402	36,211,520	37,602,882
Current liabilities	16,366,398	5,386,377	10,980,021
Noncurrent liabilities	1,455,524	—	1,455,524
Joint ventures’ equity	55,992,480	30,825,144	25,167,336
Northern Technologies International Corporation’s share of joint ventures’ equity	27,623,768	15,412,574	12,211,194
Northern Technologies International Corporation’s share of joint ventures’ undistributed earnings	24,702,778	14,697,490	10,005,288

	Three Months Ended May 31, 2021
	Total	EXCOR	All Other(1)
Net sales	$31,959,539	$12,103,263	$19,856,276
Gross profit	14,280,775	6,863,786	7,416,989
Net income	4,051,518	2,068,326	1,983,192
Northern Technologies International Corporation’s share of equity in income from joint ventures	2,033,536	1,039,576	993,960
Northern Technologies International Corporation’s dividends received from joint ventures	181,952	—	181,952

	Nine Months Ended May 31, 2021
	Total	EXCOR	All Other(1)
Net sales	$87,795,284	$32,196,843	$55,598,441
Gross profit	39,802,014	18,661,980	21,140,034
Net income	11,540,949	6,351,721	5,189,228
Northern Technologies International Corporation’s share of equity in income from joint ventures	5,779,260	3,182,691	2,596,569
Northern Technologies International Corporation’s dividends received from joint ventures	3,505,455	1,809,900	1,695,555

__________

(1)         Includes Zerust India since Zerust India was not a consolidated subsidiary of the Company as of August 31, 2021 or May 31, 2021. See Note 3 entitled “Business Combination.”

8.         INTANGIBLE ASSET, NET

Intangible asset, net consisted of the following as of May 31, 2022:

	May 31, 2022	August 31, 2021
Customer relationships	$6,347,000	$—
Less accumulated amortization	(317,350)	—
Net Carrying Amount	$6,029,650	$—

The customer relationships were established as a part of purchase accounting related to our Zerust India acquisition. See Note 3 entitled “Business Combination.” The Company amortizes the intangible asset related to the customer relationships using the straight-line method over the estimated useful lives of the asset, which is 15 years. Total amortization expense was $105,783 and $317,350 for the three and nine months ended May 31, 2022, respectively. Amortization expense is estimated to be $423,000 in each of the next five fiscal years.

9.         CORPORATE DEBT

The Company has a revolving line of credit with PNC Bank, National Association (PNC Bank) of $7,000,000 as of May 31, 2022, which will decrease to $5,000,000 effective August 16, 2022. The line of credit has a maturity date of January 7, 2023 and bears interest at an annual rate equal to the daily Bloomberg Short-Term Bank Yield Index plus 250 basis points (2.50%). The line of credit is governed under an Amended and Restated Loan Agreement dated August 31, 2021.

On May 20, 2022, to maintain financial flexibility, the Company issued an Amended and Restated Revolving Line of Credit Note to PNC Bank, which increased the Company’s line of credit from $5,000,000 to $7,000,000 until August 16, 2022, at which time the line of credit will go back to $5,000,000 until its expiration date on January 7, 2023. Additionally, on January 4, 2022, the Company issued an Amended and Restated Revolving Line of Credit Note, which extended the maturity date to January 7, 2023 and revised the rate at which amounts outstanding under the line of credit bear interest to equal a per annum rate equal to the daily Bloomberg Short-Term Bank Yield Index plus 250 basis points (2.50%). The other material terms of the line of credit were not affected by these amendments or other immaterial amendments that have been executed since the execution of the Amended and Restated Loan Agreement dated August 31, 2021.

Borrowings of $4,700,000 were outstanding under the line of credit as of May 31, 2022 and no amounts were outstanding as of August 31, 2021. Such outstanding borrowings were used primarily to fund the Company’s acquisition of the remaining ownership interest of Zerust India. The average interest rate during each of the three and nine months ended May 31, 2022 was 2.92% and 2.69%, respectively.

The obligations of the Company under the loan agreement are secured by a lien on all of the Company’s personal property, excepting certain liens consented to in writing by PNC. The loan agreement contains covenants, including affirmative financial covenants, such as the maintenance of a minimum fixed charge coverage ratio of 1.10:1.00, and negative covenants, which, among other things, limit the incurrence of additional indebtedness, loans and equity investments, disposition of assets, mergers and consolidations and other matters customarily restricted in such agreements. As of May 31, 2022, the Company was in compliance with all debt covenants.

As of May 31, 2022 and August 31, 2021, the Company did not have any letters of credit outstanding with respect to the letter of credit sub-facility available under the revolving line of credit with PNC Bank. As of May 31, 2022 and August 31, 2021, the Company had $72,418 of letters of credit with JP Morgan Chase Bank that are performance based and set to expire between 2021 and 2022.

10.         STOCKHOLDERS’ EQUITY

During the nine months ended May 31, 2022, the Company’s Board of Directors declared cash dividends on the following dates in the following amounts to holders of record of the Company’s common stock as of the following record dates:

Declaration Date	Amount	Record Date	Payable Date
October 20, 2021	$0.07	November 3, 2021	November 17, 2021
January 21, 2022	$0.07	February 2, 2022	February 16, 2022
April 22, 2022	$0.07	May 4, 2022	May 18, 2022

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

During the nine months ended May 31, 2022 and 2021, the Company repurchased no shares of its common stock.

During the nine months ended May 31, 2022, the Company granted stock options under the Northern Technologies International Corporation 2019 Stock Incentive Plan (as amended, the 2019 Plan) to purchase an aggregate of 174,840 shares of its common stock to various employees and directors. The weighted average per share exercise price of the stock options is $16.97. The exercise price of the stock options is equal to the fair market value of the Company’s common stock on the date of grant. During the nine months ended May 31, 2022, stock options to purchase an aggregate of 51,218 shares of common stock were exercised at a weighted average exercise price of $6.60 per share, resulting in the net issuance of 42,071 shares of common stock since some of the options were exercised on a net cashless exercise basis.

During the nine months ended May 31, 2021, the Company granted stock options under the 2019 Plan to purchase an aggregate of 419,874 shares of its common stock to various employees and directors. The weighted average per share exercise price of the stock options is $8.24. The exercise price of the stock options is equal to the fair market value of the Company’s common stock on the date of grant. During the nine months ended May 31, 2021, no stock options to purchase common stock were exercised.

The Company issued 2,636 and 4,646 shares of common stock on September 1, 2021 and 2020, respectively, under the Northern Technologies International Corporation Employee Stock Purchase Plan (ESPP). The Company issued 2,966 and 5,225 shares of common stock on March 1, 2022 and 2021, respectively, under the ESPP. The ESPP is compensatory for financial reporting purposes. As of May 31, 2021, 69,220 shares of common stock remained available for sale under the ESPP.

11.         NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share assumes the exercise of stock options using the treasury stock method, if dilutive.

The following is a reconciliation of the net income per share computation for the three and nine months ended May 31, 2022 and 2021:

	Three Months Ended May 31,		Nine Months Ended May 31,
Numerator:	2022	2021	2022	2021
Net income attributable to NTIC	$1,000,167	$2,053,916	$5,676,773	$4,628,890

Denominator:
Basic – weighted shares outstanding	9,227,912	9,109,861	9,216,216	9,107,243
Weighted shares assumed upon exercise of stock options	350,886	862,139	466,430	721,809
Diluted – weighted shares outstanding	9,578,797	9,972,000	9,682,646	9,829,052
Basic net income per share:	$0.11	$0.23	$0.62	$0.51
Diluted net income per share:	$0.11	$0.21	$0.59	$0.47

The dilutive impact summarized above relates to the periods when the average market price of the Company’s common stock exceeded the exercise price of the potentially dilutive option securities granted. Net income per common share was based on the weighted average number of common shares outstanding during the periods when computing basic net income per share. When dilutive, stock options are included as equivalents using the treasury stock market method when computing the diluted net income per share. Excluded from the computation of diluted net income per share for the three and nine months ended May 31, 2022 were options outstanding to purchase 327,793 shares of common stock. Excluded from the computation of diluted net income per share for the three and nine months ended May 31, 2021 were options outstanding to purchase 136,221 shares of common stock.

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

The 2019 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, stock unit awards, performance awards, and stock bonuses to eligible recipients to enable the Company and its subsidiaries to attract and retain qualified individuals through opportunities for equity participation in the Company and to reward those individuals who contribute to the achievement of the Company’s economic objectives. On January 15, 2021, the Company’s stockholders approved certain amendments to the 2019 Plan, including an increase in the number of shares of common stock available for issuance under the plan by an additional 800,000 shares. Subject to adjustment as provided in the 2019 Plan, up to a maximum of 1,600,000 shares of the Company’s common stock are issuable under the 2019 Plan. Options granted generally have a term of ten years and become exercisable over a one- or three-year period beginning on the one-year anniversary of the date of grant. Options are granted at per share exercise prices equal to the market value of the Company’s common stock on the date of grant. The Company issues new shares upon the exercise of options. As of May 31, 2022, options to purchase an aggregate of 895,484 shares of the Company’s common stock were outstanding under the 2019 Plan and 704,516 shares of the Company’s common stock remain available for grant under the 2019 Plan. As of May 31, 2022, options to purchase an aggregate of 654,789 shares of the Company’s common stock were outstanding under the 2007 Plan.

The Company granted options to purchase an aggregate of 174,840 and 419,874 shares of its common stock during the nine months ended May 31, 2022 and 2021, respectively.  The fair value of option grants is determined at the date of grant using the Black-Scholes option pricing model with the assumptions listed below.  The Company recognized compensation expense of $232,883 and $698,649 during the three and nine months ended May 31, 2022, respectively, and compensation expense of $160,834 and $503,338 during the three and nine months ended May 31, 2021, respectively, related to the options that vested during such time period.  As of May 31, 2022, the total compensation cost for non-vested options not yet recognized in the Company’s consolidated statements of operations was $1,242,602.  Stock-based compensation expense of $232,883 is expected through the remainder of fiscal 2022 and $671,526 and $338,193 is expected to be recognized during fiscal 2023 and fiscal 2024, respectively, based on outstanding options as of May 31, 2022.  Future option grants will impact the compensation expense recognized. Stock-based compensation expense is included in general and administrative expense on the consolidated statements of operations.

The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model with the following assumptions and results for the grants:

	Three and Nine Months Ended May 31,
	2022	2021
Dividend yield	1.65%	2.37%
Expected volatility	45.4%	45.6%
Expected life of option (in years)	10	10
Average risk-free interest rate	0.77%	0.28%

The weighted average per share fair value of options granted during the nine months ended May 31, 2022 and 2021 was $7.29 and $3.12, respectively. The weighted average remaining contractual life of the options outstanding as of May 31, 2022 and 2021 was 6.02 years and 6.40 years, respectively.

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

The following table sets forth the Company’s net sales for the three and nine months ended May 31, 2022 and 2021 by segment:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2022	2021	2022	2021
ZERUST® net sales	$14,446,832	$12,378,215	$41,988,394	$32,882,882
Natur-Tec® net sales	4,518,089	3,040,309	11,918,579	8,097,636
Total net sales	$18,964,921	$15,418,524	$53,906,973	$40,980,518

The following table sets forth the Company’s cost of goods sold for the three and nine months ended May 31, 2022 and 2021 by segment:

	Three Months Ended May 31,				Nine Months Ended May 31,
	2022	% of Product Sales*	2021	% of Product Sales*	2022	% of Product Sales*	2021	% of Product Sales*
Direct cost of goods sold
ZERUST®	$8,409,392	58.2%	$7,091,220	57.3%	$25,267,333	60.2%	$18,928,272	57.6%
Natur-Tec®	3,432,152	76.0%	2,251,996	74.1%	9,129,686	76.6%	5,703,807	70.4%
Indirect cost of goods sold	881,289	—	809,366	—	2,580,601	—	2,365,503	—
Total net cost of goods sold	$12,722,833		$10,152,582		$36,977,620		$26,997,582

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

Geographic Information

Net sales by geographic location for the three and nine months ended May 31, 2022 and 2021 were as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2022	2021	2022	2021
Inside the U.S.A. to unaffiliated customers	$6,884,726	$6,717,886	$18,157,010	$16,198,372
Outside the U.S.A. to:
Joint ventures in which the Company is a shareholder directly and indirectly	528,665	1,253,919	2,252,618	2,361,165
Unaffiliated customers	11,551,530	7,446,719	33,497,345	22,420,981
	$18,964,921	$15,418,524	$53,906,973	$40,980,518

Net sales by geographic location are based on the location of the customer.

Fees for services provided to joint ventures by geographic location as a percentage of total fees for services provided to joint ventures during the three and nine months ended May 31, 2022 and 2021 were as follows:

	Three Months Ended May 31,
	2022	% of Total Fees for Services Provided to Joint Ventures	2021	% of Total Fees for Services Provided to Joint Ventures
Germany	$204,316	15.4%	$232,026	14.6%
Poland	171,181	12.9%	226,174	14.2%
Japan	168,075	12.6%	200,270	12.6%
France	123,869	9.3%	119,172	7.5%
Sweden	130,681	9.8%	127,710	8.0%
United Kingdom	89,363	6.7%	113,886	7.2%
Thailand	95,574	7.2%	108,842	6.8%
Finland	92,036	6.9%	75,577	4.8%
Czech Republic	84,797	6.4%	109,680	6.9%
South Korea	78,542	5.9%	78,507	4.9%
Other	91,554	6.9%	197,777	12.4%
	$1,329,988	100.0%	$1,589,621	100.0%

	Nine Months Ended May 31,
	2022	% of Total Fees for Services Provided to Joint Ventures	2021	% of Total Fees for Services Provided to Joint Ventures
Germany	$639,738	16.7%	$692,770	15.8%
Poland	520,807	13.6%	626,527	14.3%
Japan	486,815	12.7%	561,725	12.8%
France	355,827	9.3%	322,717	7.4%
Sweden	337,929	8.8%	365,095	8.3%
United Kingdom	271,027	7.1%	247,560	5.6%
Thailand	271,046	7.1%	306,151	7.0%
Finland	257,635	6.7%	223,356	5.1%
Czech Republic	224,280	5.8%	268,571	6.1%
South Korea	205,342	5.4%	241,805	5.5%
Other	265,309	6.9%	532,589	12.1%
	$3,835,755	100.0%	$4,388,866	100.0%

The geographical distribution of total property and equipment and net sales is as follows:

	As of May 31, 2022	As of August 31, 2021
China	$5,528,663	$5,110,071
Other	617,674	453,199
United States	6,642,735	6,967,761
Total property and equipment and patents	$12,789,072	$12,531,031

	Three Months Ended May 31,		Nine Months Ended May 31,
	2022	2021	2022	2021
China	$3,624,396	$4,037,493	$11,845,989	13,025,127
Brazil	1,554,364	1,237,586	3,786,670	2,756,008
India	4,824,004	1,540,734	13,369,769	4,036,208
Other	2,077,431	1,884,825	6,747,535	4,964,803
United States	6,884,726	6,717,886	18,157,010	16,198,372
Total net sales	$18,964,921	$15,418,524	$53,906,973	$40,980,518

Long-lived assets consist of property and equipment and patents. These assets are periodically reviewed to assure the net realizable value from the estimated future production based on forecasted sales exceeds the carrying value of the assets.

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

14.         COMMITMENTS AND CONTINGENCIES

Annual Bonus Plan

On August 26, 2021, the Compensation Committee of the Board of Directors of the Company approved the material terms of an annual bonus plan for the Company’s executive officers as well as certain officers and employees for the fiscal year ending August 31, 2022. For fiscal 2022, as in past years, the total amount available under the bonus plan for all plan participants, including executive officers, is dependent upon the Company’s earnings before interest, taxes, and other income (EBITOI), as adjusted to take into account amounts to be paid under the bonus plan and certain other adjustments (Adjusted EBITOI). Each plan participant’s percentage of the overall bonus pool is based upon the number of plan participants, the individual’s annual base salary, and the individual’s position and level of responsibility within the Company. In the case of each of the Company’s executive officer participants, 75% of the amount of their individual bonus payout will be determined based upon the Company’s actual EBITOI for fiscal 2022 compared to a pre-established target EBITOI for fiscal 2022, and 25% of the payout will be determined based upon such executive officer’s achievement of certain pre-established individual performance objectives. The payment of bonuses under the plan is discretionary, and bonuses may be paid to executive officer participants in both cash and shares of the Company’s common stock, the exact amount and percentages of which are determined by the Company’s Board of Directors, upon recommendation of the Compensation Committee, after the completion of the Company’s consolidated financial statements for fiscal 2022. There was $1,200,000 recognized for management bonuses for the nine months ended May 31, 2022, compared to $1,800,000 recognized for management bonuses for the nine months ended May 31, 2021.

Concentrations

Three joint ventures (consisting of the Company’s joint ventures in South Korea, Japan and Thailand) accounted for 62.3% of the Company’s trade joint venture receivables as of May 31, 2022, and three joint ventures (consisting of the Company’s joint ventures in India, South Korea and Thailand) accounted for 73.7% of the Company’s trade joint venture receivables as of May 31, 2021.

Legal Matters

From time to time, the Company is subject to various other claims and legal actions in the ordinary course of its business. The Company records a liability in its consolidated financial statements for costs related to claims, including future legal costs, settlements and judgments, where the Company has assessed that a loss is probable and an amount could be reasonably estimated. If the reasonable estimate of a probable loss is a range, the Company records the most probable estimate of the loss or the minimum amount when no amount within the range is a better estimate than any other amount. The Company discloses a contingent liability even if the liability is not probable or the amount is not estimable, or both, if there is a reasonable possibility that material loss may have been incurred. In the opinion of management, as of May 31, 2022, the amount of liability, if any, with respect to these matters, individually or in the aggregate, will not materially affect the Company’s consolidated results of operations, financial position or cash flows.

15.         SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information consisted of:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2022	2021	2022	2021
Cash paid for interest	$23,784	$3,044	$34,079	$10,661

16.         INCOME TAXES

Income tax expense for the three and nine months ended May 31, 2022 was $604,314 and $1,260,437, respectively, compared to $276,338 and $929,588, respectively, for the three and nine months ended May 31, 2021. The expense was largely due to foreign operations. The Company has federal and state tax credit carry forwards, net operating loss carry forwards and foreign tax carry forwards. The Company has recorded a full valuation allowance against the U.S. deferred tax assets as of May 31, 2022 and August 31, 2021.

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

Internationally, NTIC sells its Natur-Tec® resin compounds and finished products both directly and through its wholly-owned subsidiary in China and majority-owned subsidiaries in India and Sri Lanka and through distributors and certain joint ventures.

Acquisition of Zerust India

On September 21, 2021, NTIC announced that it acquired the remaining 50% ownership interest in its Indian joint venture, Zerust India, for $6,250,000 in cash, effective as of September 1, 2021.

As a result of the acquisition of Zerust India, NTIC’s revenues and operating expenses increased and its equity in income from joint ventures decreased during the three and nine months ended May 31, 2022 as compared to the three and nine months ended May 31, 2021, and it is anticipated that the acquisition will continue to have these effects on NTIC’s financial results during the remainder of fiscal 2022.

See Note 3 to NTIC’s consolidated financial statements for a discussion of Zerust India.

Impact of the COVID-19 Pandemic

The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and shipping, created significant volatility and disruption in financial markets and resulted in an economic recession. The outbreak and continuing rapid spread of COVID-19 has resulted in the curtailment of business activities worldwide from time to time and has caused weakened economic conditions, both in the United States and abroad.

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

NTIC has been balancing its safety-focused approach with the needs of its customers. Government mandated measures resulting in the substantial curtailment of business activities generally have excluded certain essential businesses and services, including certain manufacturing. With the exception of the temporary closures of NTIC’s facilities in China and India during the COVID-19 pandemic in 2020 and again sporadically during 2021 and 2022, NTIC’s manufacturing activities are generally considered part of the “critical sector” with respect to state and local government orders. This has allowed NTIC to continue to receive orders and provide uninterrupted order fulfillment to its customers. However, its facilities have been operating at a reduced capacity in order to abide by local government requirements and recommendations, such as social distancing practices, and in response to reduced demand. During the first nine months of fiscal 2022, certain of NTIC’s facilities continued to be impacted by reduced levels of production, manufacturing inefficiencies due to the reconfiguration of certain of its manufacturing processes in order to implement social distancing protocols and reduced demand. NTIC has engaged and continues to engage in communications with its suppliers in an attempt to identify and mitigate supply chain risks and shipping delays and proactively manage inventory levels in order to align production with demand. While domestic and international governmental measures may be modified or extended, NTIC currently expects that its global facilities will remain operational, although operating at reduced production capacity at certain of its facilities. However, such expectation is dependent upon future governmental actions and demand for NTIC’s products, the stability of its global supply chain and the ability of carriers to transport supplies to its facilities and products to its customers.

As a result of the global economic slowdown caused by the COVID-19 pandemic, NTIC experienced softened demand in various regions and markets during the nine months ended May 31, 2022, which had an adverse effect on NTIC’s operating results and financial condition. NTIC expects this softness in sales to continue through at least the fourth quarter of fiscal 2022. In addition, NTIC has experienced supply shortages and price increases on raw materials and increased labor costs, which have adversely affected its margins. NTIC has also experienced increased shipping costs and shipping delays as a result of freight container shortages. These issues have persisted into the fourth quarter of fiscal 2022 and are expected to persist into fiscal 2023, especially in light of recently increased inflationary pressures. Due to the international reach of COVID-19, NTIC’s international joint ventures have also been adversely impacted. It is not possible to predict how long the pandemic will last or the time that it will take for economic activity to return to prior pre-pandemic levels for all business units.

Any of these events could materially adversely affect NTIC’s business, operating results and financial condition.

Worldwide Supply Chain Disruptions

Worldwide supply chain disruptions, which were initially brought about by the impact of the COVID-19 pandemic, have persisted despite the recovery in the global economy and financial markets. These issues continued during the first nine months of fiscal 2022 and are expected to continue throughout the remainder of fiscal 2022 and into fiscal 2023. NTIC has experienced longer lead times for raw materials, has been forced to find new suppliers of certain raw materials, and has experienced raw material cost increases compared to prior fiscal quarters. Additionally, NTIC has experienced significantly longer shipping times and significant price increases per shipping container compared to prior fiscal quarters due to ocean freight capacity issues resulting from increased demand for shipping and reduced capacity and equipment. These and other issues resulting from worldwide supply chain disruptions are expected to continue through the remainder of fiscal 2022 and into fiscal 2023 and could continue to have a material adverse effect on NTIC’s business, operating results and financial condition. The precise financial impact and duration, however, cannot be reasonably estimated at this time.

Financial Overview

NTIC’s management, including its chief executive officer, who is NTIC’s chief operating decision maker, reports and manages NTIC’s operations in two reportable business segments based on products sold, customer base and distribution center: Zerust® products and services and Natur-Tec® products.

Highlights of NTIC’s financial results for the three and nine months ended May 31, 2022 include the following with increases or decreases in each case as compared to the respective prior fiscal year period:

●

NTIC’s consolidated net sales increased 23.0% and 31.5% during the three and nine months ended May 31, 2022, respectively, compared to the three and nine months ended May 31, 2021. NTIC’s consolidated net sales for the three and nine months ended May 31, 2022 were positively affected by incremental sales as a result of the Zerust India acquisition and increased demand.

●

During the three and nine months ended May 31, 2022, 76.2% and 77.9% of NTIC’s consolidated net sales, respectively, were derived from sales of ZERUST® products and services, which increased 16.7% and 27.7% to $14,446,832 and $41,988,394, respectively, compared to $12,378,215 and $32,882,882 during the three and nine months ended May 31, 2021, respectively. These increases were due to incremental sales as a result of the Zerust India acquisition and increased sales to new and existing customers due to increased global demand compared to the prior fiscal year periods. NTIC’s consolidated net sales for the nine months ended May 31, 2022 included $3,054,918 of sales made to customers in the oil and gas industry compared to $1,947,420 for the nine months ended May 31, 2021.

●

Net sales of Natur-Tec® products increased 48.6% and 47.2% during the three and nine months ended May 31, 2022, respectively, compared to the three and nine months ended May 31, 2022 primarily due to an increase in finished product sales in North America and at NTIC’s majority-owned subsidiary in India, Natur-Tec India Private Limited.

●

Cost of goods sold as a percentage of net sales increased to 67.1% and 68.6% during the three and nine months ended May 31, 2022, respectively, compared to 65.8% and 65.9% during the three months ended May 31, 2021, respectively, primarily as a result of price increases on raw materials used in NTIC’s products, as well as increased labor and shipping costs, partially offset by increased net sales.

●

NTIC’s equity in income from joint ventures decreased 32.9% and 36.6% during the three and nine months ended May 31, 2022, respectively, to $1,364,597 and $3,662,178, respectively, compared to $2,033,536 and $5,779,260 during the three and nine months ended May 31, 2021, respectively. These decreases were primarily due to the fact that Zerust India is now a consolidated subsidiary within NTIC’s financial statements and an increase in operating expenses and a decrease in gross margins at the joint ventures.

●

Net sales at the joint ventures decreased 16.8% and 10.9% to $26,594,077 and $78,218,839 during the three and nine months ended May 31, 2022, respectively, compared to $31,959,539 and $87,795,284 during the three and nine months ended May 31, 2021, respectively. These decreases were primarily a result of decreased demand during the current year periods and the Zerust India acquisition since its sales were included in NTIC’s net sales in the prior fiscal year periods.

●

NTIC’s total operating expenses increased 12.7% and 15.5% to $7,113,737 and $20,892,516 during the three and nine months ended May 31, 2022, respectively, compared to $6,310,345 and $18,087,994 for the three and nine months ended May 31, 2021, respectively. These increases were primarily due to $630,874 and $1,710,075 in incremental expenses due to the Zerust India acquisition during the three and nine months ended May 31, 2022, respectively, and increased personnel, travel, and research and development expenses.

●

Since NTIC acquired the remaining 50% ownership interest of Zerust India effective September 1, 2021, NTIC recognized a gain of $3,951,550 during the nine months ended May 31, 2022, which is included in “Remeasurement gain on acquisition of equity method investee” on NTIC’s consolidated statements of operations.

●

NTIC incurred net income attributable to NTIC of $1,000,167, or $0.11 per diluted common share, for the three months ended May 31, 2022, compared to $2,053,916, or $0.21 per diluted common share, for the three months ended May 31, 2021. NTIC incurred net income attributable to NTIC of $5,676,773, or $0.59 per diluted common share, for the nine months ended May 31, 2022, compared to $4,628,890, or $0.47 per diluted common share, for the nine months ended May 31, 2021. Of the increase for the nine-month comparison, $3,951,550 was due to the gain from the Zerust India acquisition.

Results of Operations

The following table sets forth NTIC’s results of operations for the three and nine months ended May 31, 2022 and 2021.

	Three Months Ended May 31,
	2022	% of Net Sales	2021	% of Net Sales	$ Change	% Change
Net sales, excluding joint ventures	$18,436,253	97.2%	$14,164,604	91.9%	$4,271,649	30.2%
Net sales, to joint ventures	528,668	2.8%	1,253,920	8.1%	(725,252)	-57.8%
Cost of goods sold	12,722,832	67.1%	10,152,582	65.8%	2,570,250	25.3%
Equity in income from joint ventures	1,364,597	7.2%	2,033,536	13.2%	(688,939)	-32.9%
Fees for services provided to joint ventures	1,329,988	7.0%	1,589,621	10.3%	(259,633)	-16.3%
Selling expenses	3,450,308	18.2%	3,171,657	20.6%	278,651	8.8%
General and administrative expenses	2,560,487	13.5%	2,072,195	13.4%	488,292	23.6%
Research and development expenses	1,102,942	5.8%	1,066,493	6.9%	36,449	3.4%

	Nine Months Ended May 31,
	2022	% of Net Sales	2021	% of Net Sales	$ Change	% Change
Net sales, excluding joint ventures	$51,654,355	95.8%	$38,619,353	94.2%	$13,035,002	33.8%
Net sales, to joint ventures	2,252,618	4.2%	2,361,165	5.8%	(108,547)	-4.6%
Cost of goods sold	36,977,619	68.6%	26,997,582	65.9%	9,980,037	37.0%
Equity in income from joint ventures	3,662,178	6.8%	5,779,260	14.1%	(2,117,082)	-36.6%
Fees for services provided to joint ventures	3,835,755	7.1%	4,388,866	10.7%	(553,111)	-12.6%
Selling expenses	9,659,457	17.9%	8,745,433	21.3%	914,024	10.5%
General and administrative expenses	7,675,622	14.2%	6,125,151	14.9%	1,550,471	25.3%
Research and development expenses	3,557,437	6.6%	3,217,410	7.9%	340,027	10.6%

Net Sales. NTIC’s consolidated net sales increased 23.0% and 31.5% to $18,964,921 and $53,906,973 during the three and nine months ended May 31, 2022, respectively, compared to the three and nine months ended May 31, 2021. NTIC’s consolidated net sales to unaffiliated customers excluding NTIC’s joint ventures increased 30.2% and 33.8% to $18,463,253 and $51,654,355 during the three and nine months ended May 31, 2022, respectively, compared to the same respective periods in fiscal 2021. These increases were primarily a result of $2,580,861 and $7,290,964, respectively, in incremental sales as a result of the Zerust India acquisition during the three and nine months ended May 31, 2022, and increased demand across all market segments.

The following table sets forth NTIC’s net sales by product segment for the three and nine months ended May 31, 2022 and 2021 by segment:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2022	2021	2022	2021
Total ZERUST® sales	14,446,832	$12,378,215	41,988,394	$32,882,882
Total Natur-Tec® sales	4,518,089	3,040,309	11,918,579	8,097,636
Total net sales	$18,964,921	$15,418,524	$53,906,973	$40,980,518

During the three and nine months ended May 31, 2022, 76.2% and 77.9% of NTIC’s consolidated net sales, respectively, were derived from sales of ZERUST® products and services, which increased 16.7% and 27.7% to $14,446,832 and $41,988,394, respectively, compared to $12,378,215 and $32,882,882 during the three and nine months ended May 31, 2021, respectively. These increases were due to incremental sales as a result of the Zerust India acquisition and increased sales to new and existing customers due to increased global demand.

The following table sets forth NTIC’s net sales of ZERUST® products for the three and nine months ended May 31, 2022 and 2021:

	Three Months Ended May 31,
	2022	2021	$ Change	% Change
ZERUST® industrial net sales	$12,412,981	$10,100,638	$2,312,343	22.9%
ZERUST® joint venture net sales	528,670	1,253,920	(725,250)	-57.8%
ZERUST® oil & gas net sales	1,505,181	1,023,657	481,524	47.0%
Total ZERUST® net sales	$14,446,832	$12,378,215	$2,068,617	12.1%

	Nine Months Ended May 31,
	2022	2021	$ Change	% Change
ZERUST® industrial net sales	$36,680,856	$28,574,297	$8,106,559	28.4%
ZERUST® joint venture net sales	2,252,620	2,361,165	(108,545)	-4.6%
ZERUST® oil & gas net sales	3,054,918	1,947,420	1,107,498	56.9%
Total ZERUST® net sales	$41,988,394	$32,882,882	$9,105,512	80.6%

NTIC’s total ZERUST® net sales increased during the three and nine months ended May 31, 2022, compared to the prior fiscal year periods, primarily due to $2,580,861 and $7,290,964, respectively, in incremental sales as a result of the Zerust India acquisition during the three and nine months ended May 31, 2022. Additionally, there was increased demand for ZERUST® industrial products and services. Overall, demand for ZERUST® products and services depends heavily on the overall health of the markets in which NTIC sells its products, including the automotive, oil and gas, agriculture, and mining markets in particular.

ZERUST® oil and gas net sales increased 47.0% and 56.9% during the three and nine months ended May 31, 2022 compared to the prior fiscal year periods primarily as a result of new opportunities with new customers compared to the prior fiscal year periods. NTIC anticipates that its sales of ZERUST® products and services into the oil and gas industry will continue to remain subject to significant volatility from quarter to quarter as sales are recognized, specifically due to the volatility of oil prices. Demand for oil and gas products around the world depends primarily on market acceptance and the reach of NTIC’s distribution network. Because of the typical size of individual orders and overall size of NTIC’s net sales derived from sales of oil and gas products, the timing of one or more orders can materially affect NTIC’s quarterly sales compared to prior fiscal year quarters.

During the three and nine months ended May 31, 2022, 23.8% and 22.1% of NTIC’s consolidated net sales, respectively, were derived from sales of Natur-Tec® products, which increased 48.6% and 47.2% to $4,518,089 and $11,918,579 during the three and nine months ended May 31, 2022, respectively, compared to the three and nine months ended May 31, 2021 as a result of increased global demand. The COVID-19 pandemic has adversely impacted demand for Natur-Tec® products from across the apparel industry, as well as many large users of bioplastics, including college campuses, stadiums, arenas, restaurants, and corporate office complexes. NTIC has experienced a recovery in many of these areas to pre-pandemic levels, but still expects some of these customers will be the last businesses to fully re-open and operate at full pre-pandemic capacities, and accordingly, anticipates that the COVID-19 pandemic will continue to adversely affect sales of Natur-Tec® products during the remainder of fiscal 2022 and into fiscal 2023.

Cost of Goods Sold. Cost of goods sold increased 25.3% and 37.0% for the three and nine months ended May 31, 2022, respectively, compared to the three and nine months ended May 31, 2021 primarily as a result of the increase in net sales, as described above, and price increases on raw materials used in NTIC’s products, as well as increased labor and shipping costs. Cost of goods sold as a percentage of net sales increased to 67.1% and 68.6% during the three and nine months ended May 31, 2022, compared to 65.8% and 65.9% during the three and nine months ended May 31, 2021 primarily due to price increases on raw materials used in NTIC’s products, as well as increased labor and shipping costs, partially offset by the increase in net sales. Although NTIC has taken certain actions to address inflationary pressures and pass on as much of the related cost increases on to its customers as possible, it expects some these inflationary pressures to persist into the fourth quarter of fiscal 2022 and into fiscal 2023 and does not expect to fully realize all the benefits from its actions until the fourth quarter of fiscal 2022. Some improvements in gross margin, however, were realized during the three months ended May 31, 2022.

Equity in Income from Joint Ventures. NTIC’s equity in income from joint ventures decreased 32.9% and 36.6% to $1,364,597 and $3,662,178 during the three and nine months ended May 31, 2022, respectively, compared to $2,033,536 and $5,779,260 during the three and nine months ended May 31, 2021, respectively. These decreases were primarily due to the fact that Zerust India is now a consolidated subsidiary within NTIC’s financial statements and an increase in operating expenses and a decrease in gross margins at the joint ventures. NTIC’s equity in income from joint ventures fluctuates based on net sales and profitability of the joint ventures during the respective periods. Of the total equity in income from joint ventures, NTIC had equity in income from joint ventures of $2,324,605 attributable to EXCOR during the nine months ended May 31, 2022, compared to $3,182,691 during the nine months ended May 31, 2021. NTIC had equity in income from all other joint ventures of $1,337,572 during the nine months ended May 31, 2022, compared to $2,596,569 during the nine months ended May 31, 2021.

Fees for Services Provided to Joint Ventures. NTIC recognized fee income for services provided to joint ventures of $1,329,988 and $3,835,755 during the three and nine months ended May 31, 2022, respectively, compared to $1,589,621 and $4,388,866 during the three and nine months ended May 31, 2021, respectively, representing decreases of 16.3% and 12.6%, respectively. Fee income for services provided to joint ventures is traditionally a function of the sales made by NTIC’s joint ventures; however, at various joint ventures, the fee income for services is a fixed amount that does not fluctuate with the amount of sales experienced by certain joint ventures. Total net sales of NTIC’s joint ventures decreased to $26,594,077 and $78,218,839 during the three and nine months ended May 31, 2022, respectively, compared to $31,959,539 and $87,795,284 during the three and nine months ended May 31, 2021, respectively, representing decreases of 16.8% and 10.9%, respectively. These decreases were primarily a result of decreased demand during the current fiscal year periods and the Zerust India acquisition since its sales were included in NTIC’s net sales in the prior fiscal year periods. Net sales of NTIC’s joint ventures are not included in NTIC’s product sales and are not included in NTIC’s consolidated financial statements. Of the total fee income for services provided to joint ventures, fees of $639,738 were attributable to EXCOR during the nine months ended May 31, 2022, compared to $692,770 attributable to EXCOR during the nine months ended May 31, 2021.

Selling Expenses. NTIC’s selling expenses increased 8.8% and 10.5% for the three and nine months ended May 31, 2022, respectively, compared to the same respective periods in fiscal 2021 due primarily to incremental expenses due to the Zerust India acquisition, as well as an increase in travel and personnel expenses compared to the expenses incurred during the three and nine months ended May 31, 2021. Selling expenses as a percentage of net sales decreased to 18.2% and 17.9% for the three and nine months ended May 31, 2022, respectively, from 20.6% and 21.3% for the three and nine months ended May 31, 2021, respectively, primarily due to the net sales increases, and partially offset by the increased selling expenses, as previously described.

General and Administrative Expenses. NTIC’s general and administrative expenses increased 23.6% and 25.3% for the three and nine months ended May 31, 2022, respectively, compared to the same respective periods in fiscal 2021 primarily due to incremental expenses due to the Zerust India acquisition and transaction expenses incurred to complete the acquisition, as well as increased travel and personnel expenses compared to the expenses incurred during the three and nine months ended May 31, 2021. As a percentage of net sales, general and administrative expenses increased to 13.5% and decreased to 14.2% for the three and nine months ended May 31, 2022, respectively, compared to 13.4% and 14.9% for the same respective periods in fiscal 2021. The increase for the three-month comparison is due to the increase in general and administrative expenses, partially offset by the increase in net sales. The decrease for the six-month comparison is due to the increase in net sales, partially offset by the increase in general and administrative expenses.

Research and Development Expenses. NTIC’s research and development expenses increased 3.4% and 10.6% for the three and nine months ended May 31, 2022, respectively, compared to the same respective periods in fiscal 2021 primarily due to increased personnel and development efforts.

Interest Income. NTIC’s interest income increased to $15,925 and decreased to $36,777 during the three and nine months ended May 31, 2022, respectively, compared to $10,676 and $95,852 during the three and nine months ended May 31, 2021, respectively, primarily due to changes in the invested cash balances.

Interest Expense. NTIC’s interest expense increased to $23,784 and $34,079 during the three and nine months ended May 31, 2022, respectively compared $3,044 and $10,661 during the three and nine months ended May 31, 2021 due primarily to increased outstanding borrowings under the line of credit during the current fiscal year period.

Remeasurement Gain on Acquisition of Equity Method Investee. Authoritative guidance on accounting for business combinations requires that an acquirer re-measure its previously held equity interest in the acquisition at its acquisition date fair value and recognize the resulting gain or loss in earnings. As such, since NTIC acquired the remaining 50% ownership interest of Zerust India effective September 1, 2021, NTIC recognized a gain of $3,951,550 during the nine months ended May 31, 2022. This gain is included in “Remeasurement gain on acquisition of equity method investee” on NTIC’s consolidated statements of operations.

Income Before Income Tax Expense. NTIC had income before income tax expense of $1,815,077 and $7,489,018 for the three and nine months ended May 31, 2022, respectively, compared to $2,586,386 and $6,148,259 for the three and nine months ended May 31, 2021, respectively.

Income Tax Expense. Income tax expense was $604,314 and $1,260,437 for the three and nine months ended May 31, 2022, respectively, compared to income tax expense of $276,338 and $929,588 during the three and nine months ended May 31, 2021, respectively. Income tax expense was calculated based on management’s estimate of NTIC’s annual effective income tax rate.

NTIC considers the earnings of certain foreign joint ventures to be indefinitely invested outside the United States on the basis of estimates that NTIC’s future domestic cash generation will be sufficient to meet future domestic cash needs. As a result, U.S. income and foreign withholding taxes have not been recognized on the cumulative undistributed earnings of $20,844,284 and $24,702,778 as of May 31, 2022 and August 31, 2021, respectively. To the extent undistributed earnings of NTIC’s joint ventures are distributed in the future, they are not expected to result in any material additional income tax liability after the application of foreign tax credits.

Net Income Attributable to NTIC. Net income attributable to NTIC decreased to $1,000,167, or $0.11 per diluted common share, for the three months ended May 31, 2022, compared to $2,053,916, or $0.21 per diluted common share, for the three months ended May 31, 2021. Net income attributable to NTIC increased to $5,676,773, or $0.59 per diluted common share, for the nine months ended May 31, 2022, compared to $4,628,890, or $0.47 per diluted common share, for the nine months ended May 31, 2021. The decrease for the three-month comparison was primarily due to a significant increase in cost of goods sold, a decrease in joint venture operations and an increase in operating expenses in the current fiscal year period. The increase for the nine-month comparison was primarily due to the remeasurement gain related to the acquisition of Zerust India of $3,951,550 included in “Remeasurement gain on acquisition of equity method investee” on NTIC’s consolidated statements of operations, which was partially offset by a significant increase in cost of goods sold, a decrease in joint venture operations and an increase in operating expenses in the current fiscal year period.

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

Other Comprehensive Income - Foreign Currency Translations Adjustment. The changes in the foreign currency translations adjustment were due to the fluctuation of the U.S. dollar compared to the Euro and other foreign currencies during the three and nine months ended May 31, 2022 compared to the same periods in fiscal 2021.

Liquidity and Capital Resources

Sources of Cash and Working Capital. NTIC’s working capital, defined as current assets less current liabilities, was $24,726,778 as of May 31, 2022, including $6,123,269 in cash and cash equivalents and $5,574 in available for sale securities, compared to $25,230,893 as of August 31, 2021, including $7,680,641 in cash and cash equivalents and $4,634 in available for sale securities.

NTIC has a revolving line of credit with PNC Bank of $7,000,000, which was increased from $5,000,000 effective as of May 20, 2022 to allow for financial flexibility, and will be decreased back to $5,000,000 effective as of August 16, 2022. As of May 31, 2022, $4,700,000 was outstanding under the revolving line of credit, compared to no borrowings outstanding as of August 31, 2021. Such outstanding borrowings were used primarily to fund the Company’s acquisition of the remaining ownership interest of Zerust India. Outstanding advances under the line of credit bear interest at the daily Bloomberg Short-Term Bank Yield Index rate plus 250 basis points (2.50%). The line of credit is scheduled to mature on January 7, 2023. The line of credit is governed under an Amended and Restated Loan Agreement dated August 31, 2021. The loan agreement contains standard covenants, including affirmative financial covenants, such as the maintenance of a minimum fixed charge coverage ratio, and negative covenants, which, among other things, limit the incurrence of additional indebtedness, loans and equity investments, disposition of assets, mergers and consolidations and other matters customarily restricted in such agreements. Under the loan agreement, NTIC is subject to a minimum fixed charge coverage ratio of 1.10:1.00. As of May 31, 2022, NTIC was in compliance with all debt covenants under the Amended and Restated Loan Agreement. As of May 31, 2022, NTIC did not have any letters of credit outstanding with respect to the letter of credit sub-facility available under the revolving line of credit with PNC Bank.

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

NTIC also expects to use some of its capital resources to continue to transition some of its joint ventures as needed or appropriate, which may include additional acquisitions by NTIC of the remaining ownership interests of joint ventures not owned by NTIC or dissolutions or liquidations of one or more of its joint ventures, including in particular its joint venture in Russia, which NTIC terminated in May 2022. The termination of its joint venture in Russia did not have a material adverse effect on NTIC’s results of operations or financial condition or its joint venture operations given the immateriality of the operations of this joint venture.

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

Uses of Cash and Cash Flows. Net cash provided by operating activities during the nine months ended May 31, 2022 was $1,778,094, which resulted principally from NTIC’s net income, dividends received from joint ventures, depreciation and amortization expense, stock-based compensation and deferred income tax, partially offset by the remeasurement gain on acquisition of equity method investee and equity in income from joint ventures. Net cash provided by operating activities during the nine months ended May 31, 2021 was $1,053,695, which resulted principally from NTIC’s net income, dividends received from joint ventures, stock-based compensation, depreciation, amortization and decreases in accounts payable and accrued liabilities, partially offset by NTIC’s equity in income from joint ventures and an increase in inventory, accounts receivable and prepaid expenses and other.

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

NTIC experienced an increase in trade receivables and inventory as of May 31, 2022, compared to August 31, 2021. Trade receivables, excluding joint ventures, as of May 31, 2022, increased $2,705,775, compared to August 31, 2021, primarily related to an increase in sales.

Outstanding trade receivables, excluding joint ventures balances, as of May 31, 2022 remained the same at 69 days from balances outstanding from these customers as of August 31, 2021.

Outstanding trade receivables from joint ventures as of May 31, 2022 increased $232,364, compared to August 31, 2021, primarily due to the timing of payments. Outstanding balances from trade receivables from joint ventures increased an average of 62 days to an average of 86 days from balances outstanding from these customers compared to August 31, 2021. The average days outstanding of trade receivables from joint ventures as of May 31, 2022 were primarily due to the receivables balances at various NTIC’s joint ventures.

Outstanding receivables for services provided to joint ventures as of May 31, 2022 decreased $261,913, compared to August 31, 2021, and the average days to pay decreased an average of 2 days to an average of 86 days compared to August 31, 2021.

Net cash used in investing activities for the nine months ended May 31, 2022 was $6,531,034, which was primarily the result of the purchase of the remaining 50% ownership interest in Zerust India, purchases of property and equipment, investment in joint venture and investments in patents. Net cash used in investing activities for the nine months ended May 31, 2021 was $399,780, which was primarily the result of purchase of available for sale securities, purchases of property and equipment, and investments in patents, partially offset by the proceeds from the sale of available for sale securities.

Net cash provided by financing activities for the nine months ended May 31, 2022 was $2,634,650, which resulted from borrowings under the line of credit and proceeds from the exercise of stock options and NTIC’s employee stock purchase plan, partially offset by dividends paid on NTIC common stock and dividends received by non-controlling interest. Net cash used in financing activities for the nine months ended May 31, 2021 was $1,309,609, which resulted from dividends paid on NTIC common stock and dividends received by non-controlling interest, partially offset by proceeds from NTIC’s employee stock purchase plan.

Share Repurchase Plan. On January 15, 2015, NTIC’s Board of Directors authorized the repurchase of up to $3,000,000 in shares of NTIC common stock through open market purchases or unsolicited or solicited privately negotiated transactions. This program has no expiration date but may be terminated by NTIC’s Board of Directors at any time. No repurchases occurred during the nine months ended May 31, 2022. As of May 31, 2022, up to $2,640,548 in shares of NTIC common stock remained available for repurchase under NTIC’s stock repurchase program.

Cash Dividends. During the nine months ended May 31, 2022, NTIC’s Board of Directors declared cash dividends on the following dates in the following amounts to holders of record of NTIC common stock as of the following record dates:

Declaration Date	Amount	Record Date	Payable Date
October 20, 2021	$0.07	November 3, 2021	November 17, 2021
January 21, 2022	$0.07	February 2, 2022	February 16, 2022
April 22, 2022	$0.07	May 4, 2022	May 18, 2022

On April 23, 2020, NTIC announced the temporary suspension of its quarterly cash dividend pending clarity on the financial impact of COVID-19 on NTIC. On January 15, 2021, NTIC announced the reinstatement of its quarterly cash dividend. During the nine months ended May 31, 2021, NTIC’s Board of Directors declared cash dividends on the following dates in the following amounts to holders of record of NTIC common stock as of the following record dates:

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

Capital Expenditures and Commitments. NTIC spent $961,704 on capital expenditures during the nine months ended May 31, 2022, which related primarily to the purchase of new equipment and facility improvements. NTIC expects to spend an aggregate of approximately $2,200,000 to $2,500,000 on capital expenditures during fiscal 2022, which it expects will relate primarily to anticipated renovation and equipment costs in connection with the new corporate headquarters of NTIC China.

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

Inflation and Seasonality

Although inflation in the United States and abroad historically has had little effect on NTIC, inflationary pressures adversely affected NTIC’s gross margins during the first nine months of fiscal 2022 and are expected to persist into at least the fourth quarter of fiscal 2022 and into fiscal 2023. NTIC believes there is some seasonality in its business. NTIC’s net sales in the second fiscal quarter were adversely affected by the long Chinese New Year, the North American holiday season and overall less corrosion taking place at lower winter temperatures worldwide.

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

Any outstanding advances under NTIC’s revolving line of credit with PNC Bank bear interest at an annual rate based on daily LIBOR plus 2.50%. As of May 31, 2022, NTIC had borrowings of $4,700,000 under the line of credit that existed as of that date.

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

Assigning estimated fair values to the net assets acquired requires the use of significant estimates, judgments, inputs, and assumptions regarding the fair value of intangible assets that are separately identifiable from goodwill, inventory, and property, plant, and equipment. While the ultimate responsibility for determining estimated fair values of the acquired net assets resides with management, for material acquisitions, NTIC may retain the services of certified valuation specialists to assist with assigning estimated fair values to certain acquired assets and assumed liabilities, including intangible assets that are separately identifiable from goodwill, inventory, and property, plant, and equipment. Estimated fair values of acquired intangible assets that are separately identifiable from goodwill, inventory, and property, plant, and equipment are generally based on available historical information, future expectations, available market data, and assumptions determined to be reasonable but are inherently uncertain with respect to future events, including economic conditions, competition, technological obsolescence, the useful life of the acquired assets, and other factors. These significant estimates, judgments, inputs, and assumptions include, when applicable, the selection of an appropriate valuation method depending on the nature of the respective asset, such as the income approach, the market or sales comparison approach, or the cost approach; estimating future cash flows based on projected revenues and/or margins that NTIC expects to generate subsequent to the acquisition; applying an appropriate discount rate to estimate the present value of those projected cash flows NTIC expects to generate; selecting an appropriate terminal growth rate and/or royalty rate or estimating a customer attrition or technological obsolescence factor where necessary and appropriate given the nature of the respective asset; assigning an appropriate contributory asset charge where needed; determining an appropriate useful life and the related depreciation or amortization method for the respective asset; and assessing the accuracy and completeness of other historical financial metrics of the acquiree used as standalone inputs or as the basis for determining estimated projected inputs such as margins, customer attrition, and costs to hold and sell product.

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

Forward-Looking Statements

This quarterly report on Form 10-Q contains not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are subject to the safe harbor created by those sections. In addition, NTIC or others on NTIC’s behalf may make forward-looking statements from time to time in oral presentations, including telephone conferences and/or web casts open to the public, in press releases or reports, on NTIC’s Internet web site, or otherwise. All statements other than statements of historical facts included in this report or expressed by NTIC orally from time to time that address activities, events, or developments that NTIC expects, believes, or anticipates will or may occur in the future are forward-looking statements, including, in particular, the statements about NTIC’s plans, objectives, strategies, and prospects regarding, among other things, NTIC’s financial condition, results of operations and business, the anticipated effect of COVID-19 and its recent acquisition of Zerust India on NTIC’s business, operating results and financial condition, and the outcome of contingencies, such as legal proceedings. NTIC has identified some of these forward-looking statements in this report with words like “believe,” “can,” “may,” “could,” “would,” “might,” “forecast,” “possible,” “potential,” “project,” “will,” “should,” “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate,” “approximate,” or “continue” or the negative of these words or other words and terms of similar meaning. The use of future dates is also an indication of a forward-looking statement. Forward-looking statements may be contained in the notes to NTIC’s consolidated financial statements and elsewhere in this report, including under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

●

The effect of worldwide disruption in supply issues on NTIC’s business, operating results and financial condition, which will likely continue through the remainder of fiscal 2022 and into fiscal 2023, regardless of the status of the COVID-19 pandemic;

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

●	NTIC’s ability to introduce new products and services that respond to changing market conditions and customer demand;

●	Market acceptance of NTIC’s existing and new products, especially in light of existing and new competitive products;

●	Maturation of certain existing markets for NTIC’s ZERUST® products and services and NTIC’s ability to grow market share and succeed in penetrating other existing and new markets;

●	Increased competition, especially with respect to NTIC’s ZERUST® products and services, and the effect of such competition on NTIC’s and its joint ventures’ pricing, net sales, and margins;

●	NTIC’s reliance upon and its relationships with its distributors, independent sales representatives, and joint ventures;

●	NTIC’s reliance upon suppliers;

●	Oil prices, which may affect sales of NTIC’s ZERUST® products and services to the oil and gas industry, and which may be impacted by the action of Russian military forces in Ukraine;

●	NTIC’s operations in China, and the risks associated therewith;

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

Any outstanding advances under NTIC’s revolving line of credit with PNC Bank bear interest at an annual rate based on daily LIBOR plus 2.50%. As of May 31, 2022, NTIC had borrowings of $4,700,000 under the line of credit that existed as of that date.

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

Changes in Internal Control over Financial Reporting

There was no change in NTIC’s internal control over financial reporting that occurred during the quarter ended May 31, 2022 that has materially affected or is reasonably likely to materially affect NTIC’s internal control over financial reporting, other than changes implemented to continue integrating Zerust India’s internal controls with NTIC’s internal controls.

PART II - OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

See Note 14 to NTIC’s consolidated financial statements in Part I. Item 1. Financial Statements of this report.

ITEM 1A.      RISK FACTORS

Although Item 1A. is inapplicable to NTIC as a smaller reporting company, NTIC hereby discloses the following additional risks to NTIC’s risk factors described in its annual report on Form 10-K for the fiscal year ended August 31, 2021:

The ongoing conflict between Russia and Ukraine may adversely affect our business and results of operations.

Given the nature of our business and our global operations, political, economic, and other conditions in foreign countries and regions, including geopolitical risks such as the current conflict between Russia and Ukraine, may adversely affect our business and results of operations. We have limited operations in Russia and Ukraine, which have been adversely affected by the ongoing conflict between Russia and Ukraine, though these losses are not expected to have a material impact on our operating results. We terminated our joint venture in Russia in May 2022, which we believe will not have an adverse effect on our results of operations or financial condition given the immateriality of the joint venture. The broader consequences of this conflict, which may include additional international sanctions, embargoes, regional instability, and geopolitical shifts; increased tensions between the United States and countries in which we operate; and the extent of the conflict’s effect on our business and results of operations as well as the global economy, cannot be predicted.

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

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Equity Securities

During the three months ended May 31, 2022, NTIC did not issue any shares of its common stock or other equity securities of NTIC that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

The following table shows NTIC’s third quarter of fiscal 2022 stock repurchase activity.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
March 1, 2022 through March 31, 2022	0	$0	0	(1)
April 1, 2022 through April 30, 2022	0	$0	0	(1)
May 1, 2022 through May 31, 2022	0	$0	0	(1)
Total	0	$0	0	(1	)(2)

(1)

On January 15, 2015, NTIC’s Board of Directors authorized the repurchase of up to $3,000,000 in shares of NTIC common stock through open market purchases or unsolicited or solicited privately negotiated transactions. This program has no expiration date but may be terminated by NTIC’s Board of Directors at any time.

(2)	As of May 31, 2022, up to $2,640,548 in shares of NTIC common stock remained available for repurchase under NTIC’s stock repurchase program.

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.         MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.         OTHER INFORMATION

On May 20, 2022, to maintain financial flexibility, the Company issued an Amended and Restated Revolving Line of Credit Note to PNC Bank, National Association, which increased the Company’s line of credit from $5,000,000 to $7,000,000 until August 16, 2022, at which time the line of credit will go back to $5,000,000 until its expiration date on January 7, 2023.

The foregoing description of the Amended and Restated Revolving Line of Credit Note is qualified in its entirety by reference to the Amended and Restated Revolving Line of Credit Note, which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q and incorporated by reference herein.

ITEM 6.         EXHIBITS

The following exhibits are being filed or furnished with this quarterly report on Form 10-Q:

Exhibit No.	Description	Method of Filing

10.1	Amended and Restated Revolving Line of Credit Note dated as of March 1, 2022 issued by Northern Technologies International Corporation to PNC Bank, National Association	Incorporated by reference to Exhibit 10.1 to NTIC’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2022 (File No. 001-11038).

10.2	Amended and Restated Revolving Line of Credit Note dated as of May 20, 2022 issued by Northern Technologies International Corporation to PNC Bank, National Association	Filed herewith

31.1	Certification of President and Chief Executive Officer pursuant to SEC Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

Exhibit No.	Description	Method of Filing

101

The following materials from NTIC’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2022, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Comprehensive Income, (iv) the unaudited Consolidated Statements of Equity, (v) the unaudited Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

/s/ Matthew C. Wolsfeld
Date: July 8, 2022	Matthew C. Wolsfeld, CPA
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized to Sign on Behalf of the Registrant)