Form 10-K
period 2022-08-31
NORTHERN TECHNOLOGIES INTERNATIONAL CORP
filed 2022-11-15
CIK 875582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2022

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

The aggregate market value of the registrant’s common stock, excluding shares beneficially owned by affiliates, computed by reference to the closing sales price at which the common stock was last sold as of February 28, 2022 (the last business day of the registrant’s second fiscal quarter) as reported by the Nasdaq Global Market on that date was approximately $121.5 million.

As of November 15, 2022, 9,366,357 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the registrant’s Proxy Statement for its 2023 Annual Meeting of Stockholders to be held January 20, 2023.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

ANNUAL REPORT ON FORM 10-K
FISCAL YEAR ENDED AUGUST 31, 2022

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

i

As used in this report, references to: (1) “NTIC China” refer to NTIC’s wholly-owned subsidiary in China, NTIC (Shanghai) Co., Ltd.; (2) “NTI Europe” refer to NTIC’s wholly-owned subsidiary in Germany, NTIC Europe GmbH; (3) “Zerust Mexico” refer to NTIC’s wholly-owned subsidiary in Mexico, ZERUST-EXCOR MEXICO, S. de R.L. de C.V.; (4) “Zerust India” refer to NTIC’s wholly-owned subsidiary in India effective as of September 1, 2021, HNTI Limited (formerly Harita-NTI Limited); (5) “Zerust Brazil” refer to NTIC’s majority-owned Brazilian subsidiary, Zerust Prevenção de Corrosão S.A.; (6) “Natur-Tec India” refer to NTIC’s majority-owned subsidiary in India, Natur-Tec India Private Limited; (7) “Natur Tec Lanka” refer to NTIC’s majority-owned subsidiary in Sri Lanka, Natur Tec Lanka (Pvt) Ltd and (8) “NTI Asean” refer to NTIC’s majority-owned holding company subsidiary, NTI Asean LLC, which holds investments in certain entities that operate in the Association of Southeast Asian Nations (ASEAN) region.

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

ii

PART I

Item 1.         BUSINESS

Overview

Northern Technologies International Corporation (NTIC) develops and markets proprietary, environmentally beneficial products and services in over 65 countries either directly or via a network of subsidiaries, joint ventures, independent distributors, and agents. NTIC’s primary business is corrosion prevention products and services, marketed mainly under the ZERUST® brand. NTIC has been selling its proprietary ZERUST® products and services to the automotive, electronics, electrical, mechanical, military, and retail consumer markets for almost 50 years and, more recently, has also expanded into the oil and gas industry. Additionally, NTIC markets and sells a portfolio of proprietary bio-based and certified compostable (fully biodegradable) polymer resin compounds and finished products under the Natur-Tec® brand. These products are intended to reduce NTIC’s customers’ carbon footprint and provide environmentally sound waste disposal options.

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

Internationally, NTIC sells its ZERUST® corrosion prevention solutions through its wholly-owned subsidiary in China, NTIC (Shanghai) Co., Ltd. (NTIC China), starting September 1, 2021 its wholly-owned subsidiary in India, HNTI Ltd. (Zerust India), its majority-owned joint venture holding company for NTIC’s joint venture investments in the Association of Southeast Asian Nations (ASEAN) region, NTI Asean LLC (NTI Asean), certain majority-owned and wholly-owned subsidiaries, and joint venture arrangements in North America, Europe, and Asia. NTIC also sells products directly to its European joint venture partners through its wholly-owned subsidiary in Germany, NTIC Europe GmbH (NTI Europe).

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

Acquisition of Zerust India

On September 21, 2021, NTIC announced that it acquired the remaining 50% ownership interest in its Indian joint venture, Zerust India, for $6,250,000 in cash, effective as of September 1, 2021. As a result of the acquisition of Zerust India, NTIC’s revenues and operating expenses increased and its equity in income from joint ventures decreased during fiscal 2022 as compared to fiscal 2021. See Note 3 to NTIC’s consolidated financial statements for a discussion of Zerust India.

NTIC’s Subsidiaries and Joint Venture Network

NTIC has ownership interests in 10 operating subsidiaries in North America, South America, Europe, and Asia. The following table sets forth a list of NTIC’s operating subsidiaries as of November 14, 2022, the country in which the subsidiary is organized, and NTIC’s ownership percentage in each subsidiary:

Subsidiary Name	Country	NTIC Percent (%) Ownership
HNTI Limited	India	100%
Natur Tec Lanka (Pvt) Ltd	Sri Lanka(1)	75%
Natur-Tec India Private Limited	India	75%
NTI Asean LLC	United States	60%
NTIC (Shanghai) Co., Ltd	China	100%
NTIC Europe GmbH	Germany	100%
Zerust Prevenção de Corrosão S.A.	Brazil	85%
Zerust Singapore Pte Ltd	Singapore(2)	60%
Zerust Vietnam Co. Ltd	Vietnam(3)	60%
ZERUST-EXCOR MEXICO, S. de R.L. de C.V.	Mexico	100%

____________________

(1)	Natur Tec Lanka (Pvt) Ltd. is 100% owned by Natur-Tec India Private Limited and, therefore, indirectly owned by NTIC.
(2)	Zerust Singapore Pte Ltd is 100% owned by NTI Asean LLC and, therefore, indirectly owned by NTIC.
(3)	Zerust Vietnam Co. Ltd is 100% owned by Zerust Singapore Pte Ltd and, therefore, indirectly owned by NTIC.

The results of these subsidiaries are fully consolidated in NTIC’s consolidated financial statements, except that HNTI Limited only became a wholly owned subsidiary as of September 1, 2021; and therefore, its results of operations are not included in NTIC’s consolidated financial statements for fiscal 2021 included in this report as the investment and financial results of this joint venture are consolidated utilizing the equity method of accounting.

NTIC participates in 16 active joint venture arrangements in North America, Europe, and Asia. Each of these joint ventures generally manufactures and markets products in the geographic territory to which it is assigned. While most of NTIC’s joint ventures exclusively sell rust and corrosion inhibiting products, some of the joint ventures also sell NTIC’s Natur-Tec® resin compounds. NTIC has historically funded its investments in joint ventures with cash generated from operations. The following table sets forth a list of NTIC’s operating joint ventures as of November 14, 2022, the country in which the joint venture is organized, and NTIC’s ownership percentage in each joint venture:

Joint Venture Name	Country	NTIC Percent (%) Ownership
ACOBAL SAS	France	50%
CHONG WAH-NTIA SDN. BHD.	Malaysia (1)	30%
EXCOR KORROSIONSSCHUTZ – TECHNOLOGIEN ….UND PRODUKTE GMBH	Germany	50%
EXCOR SP. Z.O.O.	Poland	50%
EXCOR-ZERUST S.R.O.	Czech Republic	50%
KOREA ZERUST CO., LTD.	South Korea (1)	30%
PT. CHEMINDO – NTIA	Indonesia (1)	30%
TAIYONIC LTD.	Japan	50%
ZERUST – DNEPR	Ukraine	50%
ZERUST (U.K.) LTD.	United Kingdom	50%
ZERUST A.Ş.	Turkey	50%
ZERUST AB	Sweden	50%
ZERUST CONSUMER PRODUCTS, LLC	United States	50%
ZERUST OY	Finland	50%
ZERUST SPECIALTY TECH CO. LTD.	Thailand (1)	30%
ZERUST-NIC (TAIWAN) CORP.	Taiwan (1)	30%

____________________

(1)	Indirect ownership interest through NTI Asean.

In connection with the ongoing conflict between Russia and Ukraine, we terminated our Russian joint venture, Mostnic-Zerust, in May 2022, and believe this will not have an adverse effect on our results of operations or financial condition, given the immateriality of this entity.

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

NTIC accounts for the investments and financial results of its joint ventures in its consolidated financial statements utilizing the equity method of accounting. NTIC considers EXCOR to be individually significant to NTIC’s consolidated assets and income as of August 31, 2022 and 2021. Therefore, NTIC provides certain additional information regarding this joint venture in the notes to NTIC’s consolidated financial statements and in this section of this report. For more information regarding NTIC’s joint ventures and their effect on NTIC’s operating results, see NTIC’s consolidated financial statements in “Part II. Item 8. Financial Statements and Supplementary Data” and “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report.

Products

NTIC derives revenues directly and/or indirectly through its subsidiaries and joint ventures from two reportable business segments based on products sold, customer base, and distribution center: ZERUST® corrosion prevention solutions and Natur-Tec® resin compounds and finished products.

ZERUST® Corrosion Prevention Solutions. In fiscal 2022, 77.5% of NTIC’s consolidated net sales were derived from developing, manufacturing and marketing ZERUST® rust and corrosion inhibiting products and services. NTIC’s consolidated net sales in fiscal 2022 included $57,459,382 in sales of ZERUST® rust and corrosion inhibiting products and services, an increase of 26.1% from such sales in fiscal 2021. Corrosion not only damages the appearance of metal products and components but also negatively impacts their mechanical performance. This applies to the rusting of ferrous metals (iron and steel) and the deterioration by oxidation of nonferrous metals (aluminum, copper, brass, etc.).  NTIC’s ZERUST® corrosion prevention solutions include plastic and paper packaging, powders, liquids, coatings, rust removers, cleaners, diffusers, and engineered solutions for the oil and gas industry as well as technical corrosion management and consulting services.

Plastic and Paper Packaging. NTIC’s ZERUST® packaging products contain proprietary chemical formulations that continuously release an invisible, odorless and non-toxic vapor that forms a passivating layer on any metal surfaces it comes in contact with and thereby inhibits rust and corrosion. The corrosion inhibiting protection is maintained only as long as the metal products to be protected remain enclosed within the ZERUST® packaging. Electron scanning shows that once metal products are removed from the ZERUST® packaging, the ZERUST® protective layer dissipates from the contents’ surfaces within two hours, leaving a clean, dry, and corrosion-free metal component. This mechanism of corrosion protection enables NTIC’s customers to easily package metal objects for rust-free shipment and/or long-term storage. Furthermore, by eliminating costly greasing and degreasing processes and/or significantly reducing the use of certain coatings to inhibit corrosion, NTIC’s ZERUST® corrosion prevention solutions provide customers significant savings as compared to traditional methods of corrosion prevention in terms of labor, material, and capital expenditures for equipment to apply, remove, and dispose of oils and greases, as well as environmental, health and safety benefits provided by not having to handle and work with hazardous chemicals.

NTIC was first in the world to develop the means of infusing volatile corrosion inhibiting chemical compounds (VCIs) into polyethylene and polypropylene resins. Combining ZERUST® chemical compounds with polyethylene and polypropylene resins permitted NTIC to introduce a line of plastic packaging products in the form of low and high-density polyethylene bags and shroud film, including stretch, shrink, skin, and bubble cushioning film, thereby giving customers the ability to ship and store ferrous, nonferrous, and mixed-metal products in a clean, dry, and corrosion-free condition, at an overall savings in total process costs. In addition to plastic packaging, NTIC has also developed VCI compounds to imbue kraft paper, corrugated cardboard, solid fiber, and chipboard packaging materials with corrosion protection properties. NTIC’s ZERUST® plastic and paper packaging products come in various thicknesses, strength enhancements, protection types, shapes, and sizes. This product line also includes items such as ZERUST® gun cases, car covers, and tool-drawer liners, which are targeted at retail consumers.

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

ZERUST® Corrosion Prevention Solutions Designed Specifically for the Oil and Gas Industry.  NTIC has developed proprietary engineered corrosion inhibiting solutions specifically to mitigate the types of corrosion that commonly form on the capital assets used in the petroleum and chemical process industries and has targeted the sale of these ZERUST® corrosion solutions to potential customers in the oil and gas industry.  NTIC’s consolidated net sales in fiscal 2022 included $4,608,232 in sales made to customers in the oil and gas industry, an increase of 21.5% from such sales in fiscal 2021. On September 19, 2022, NTIC announced the signing of an initial contract with BP Exploration (Caspian Sea) Limited p.l.c. to supply chemical corrosion protection services for 12 storage tanks through December 2025, representing the largest contract to date for oil and gas storage tank solutions. While NTIC believes this shows increased acceptance of corrosion solutions for the oil and gas industry, NTIC anticipates that its sales of ZERUST® products and services into the oil and gas industry will continue to remain subject to significant volatility, specifically due to economic factors, such as potential crude oil price changes and global supply/demand churn. NTIC anticipates that its sales of ZERUST® products and services into the oil and gas industry may be subject to additional volatility due to uncertainty caused by certain environmental policies and priorities of the current administration. Demand for ZERUST® oil and gas products around the world depends primarily on market acceptance and the reach of NTIC’s distribution network. Because of the typical size of individual orders and overall size of NTIC’s net sales derived from sales of oil and gas products, the timing of one or more orders can materially affect NTIC’s sales compared to prior fiscal year period sales. Projects in South America, Europe, the Middle East, and South East Asia are still a small but growing, strategically important part of the sales growth picture.

The infrastructure/assets that support the oil and gas industry are predominantly constructed using metals that are highly susceptible to corrosion. The industrial environment at these facilities usually contains compounds, including sulfides and chlorides, which cause aggressive corrosion. This problem affects the service life and safety of pipelines, petroleum storage tanks, spare parts in long-term storage, coastal/offshore assets, and other critical equipment. In addition to the costs associated with the replacement of parts and structures, maintenance and repairs, and product loss, there are significant economic losses associated with critical infrastructure being down for repair and maintenance.  Furthermore, there are also considerable health, safety, and environmental risks caused by corrosion that can greatly increase economic losses. While the industry predominantly uses various paints/coatings, engineered alloys, cathodic protection, etc. to mitigate corrosion, there are several situations where such options are not feasible and, in many such cases, NTIC believes that its ZERUST® oil and gas corrosion prevention solutions are more effective at minimizing maintenance downtime on critical oil and gas industry infrastructure, extend the life of such infrastructure, and reduce the risk of environmental pollution due to leaks caused by corrosion.

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

●

Zerion FAN-5 is a lower cost inhibitor that is very effective at protecting metals upon contact. It can be used to treat large volumes of water that may be used for hydrotesting.  In combination with Zerion FVS, it offers a more complete solution for the protection of pipelines.

●

AutoFog is a revolutionary product that allows for the quick VCI saturation of large volume spaces without the need for mechanical “fogging” equipment.  This rapid self-diffusing capability is designed for sealed void spaces, protection of large/complex assets like heat exchangers, and heater-treaters.

Natur-Tec® Resin Compounds and Finished Products. NTIC manufactures and sells a broad range of bioplastic packaging solutions, including bio-based and certified compostable (fully biodegradable) polymer resin compounds, and finished products under the Natur-Tec® brand.  NTIC’s consolidated net sales in fiscal 2022 included $16,699,508 in sales of Natur-Tec® resins and finished products, an increase of 52.7% compared to sales in fiscal 2021.  Market drivers such as volatile petroleum prices, reduced dependence on foreign oil, reduced carbon footprints, requirements by multinational brands for sustainable packaging solutions that meet Circular Economy and environmentally responsible end-of-life disposal mandates, and concerns about plastic residue in the environment have led to heightened interest in using sustainable, bio-based and renewable plant-biomass resources for the manufacture of plastics and industrial products.  Plastics that are fully biodegradable in commercial composting or anaerobic digestor systems allow the safe and effective conversion of these plastics to carbon dioxide, water, and fertilizer at the end of their service life.  Increased environmental and sustainability awareness at the corporate and consumer level, improved technical properties and product functionality, as well as recent foreign, state, and local governmental regulations banning the use of conventional plastics or mandating the use of certain biodegradable or compostable products, including regulations in China, India and California, have also fueled this interest in bio-based and biodegradable-compostable plastics.  The term “bio-plastics” encompasses a broad category of plastics that are either bio-based, which means derived from renewable resources such as corn or cellulosic/plant material or blends thereof, or are engineered to be fully commercially compostable, or both.

Natur-Tec® resins and finished products sales in North America and finished product sales at NTIC’s majority-owned subsidiary in India and at NTIC’s subsidiary in China, experienced reduced demand globally as a result of the COVID-19 pandemic. The COVID-19 pandemic had a significant impact on demand from many large users of bioplastics, including college campuses, stadiums, arenas, restaurants, and corporate office complexes. Additionally, demand for apparel packaging solutions was impacted by ongoing COVID- related lockdowns and supply-chain bottlenecks in Asia. In fiscal 2022, NTIC experienced a significant recovery in many of these areas to pre-pandemic levels, but still expects some of these customers will be the last businesses to fully re-open and operate at full pre-pandemic capacities, and accordingly, anticipates that the COVID-19 pandemic will continue to adversely affect sales of Natur-Tec® products into fiscal 2023.

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

Natur-Tec® flexible film resin compounds are fully commercially compostable and meet the requirements of international standards for compostable plastics, such as ASTM (American Society for Testing and Materials) D6400 (U.S.), EN 13432 (European standards for products and services by European Committee for Standardization), and ISO (International Organization for Standardization) 17088, and are certified as 100% compostable by organizations including the BPI (Biodegradable Products Institute) in the United States and TÜV Austria in Europe.  Natur-Tec® film resin compounds can be used to produce film for applications, such as bags, including compost bags, lawn and leaf bags, carry-out bags, agricultural film, and consumer and industrial packaging.  Natur-Tec® film resin compounds are also used to produce bags and covers for branded apparel packaging and to manufacture specialty foodservice items, such as compostable drinking straws, thermoformed lids and disposable food-handling gloves.

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

Finished Products.  Natur-Tec® finished products include totally biodegradable and compostable trash bags, agricultural film, and other single-use disposable products, such as food and consumer goods packaging currently marketed under the Natur-Bag® brand. The Natur-Bag® product line offers 15 different compostable trash bag sizes, from 3-gallon to 96-gallon, as well as shopper bags, produce bags and gloves.  The bags are available in various SKU configurations, including retail packs that are sold to the consumer either through retail outlets or through online stores and industrial case packs that are sold to commercial and industrial customers primarily through wholesalers and distributors.  The Natur-Bag® products are manufactured from the Natur-Tec® flexible film resin compounds and thus are fully biodegradable and compostable. These products are certified fully commercially compostable and carry the BPI Compostable logo in the United States and the TÜV Austria OK Compost logo in Europe.  Furthermore, these products were also independently tested and approved for use in organic waste diversion systems by Cedar Grove, one of the largest compost operators in the United States.

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

In China, NTIC sells its products and services through NTIC China. NTIC has wholly-owned or majority-owned subsidiaries to conduct its business in Brazil, Mexico, Vietnam and Singapore. In addition, effective as of September 1, 2021, NTIC purchased the remaining 50% ownership interest in its Indian joint venture, HNTI Limited, and has continued selling its ZERUST products in India through this wholly-owned subsidiary.

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

Natur-Tec® Resin Compounds and Finished Products.  In the United States, NTIC markets its Natur-Tec® resin compounds and finished products through a network of national and regional distributors and independent manufacturer’s sales representatives and two NTIC direct sales employees as of August 31, 2022.  Target customers for Natur-Tec® finished products include individual consumers as well as commercial and institutional organizations, such as corporations and government agencies, and educational organizations, such as universities and school districts. NTIC is also targeting key national and regional retailers utilizing independent sales agents.  Target customers for Natur-Tec® resin compounds include plastics converters and foodservice ware brands that would purchase Natur-Tec® resin compounds to manufacture and sell their own finished bio-based and compostable end products, such as film, bags, and cutlery.  Additionally, NTIC has targeted retailers and customers that may have applications for our products related to the COVID-19 pandemic. In June 2022, the State of California passed a law intended to reduce single-use plastics. Notably, the bill provides that, by 2032, all packaging must be recyclable or compostable. Accordingly, NTIC expects the market in California for bio-plastic packaging solutions to grow substantially in the coming decade.

Internationally, NTIC uses Natur-Tec India, Natur Tec Lanka, NTIC China and a network of international distributors to market its Natur-Tec® resin compounds and finished products. The government of India recently announced a phased ban on the manufacture and sale of single-use plastics beginning in July 2022. The first phase bans earbuds and plastic sticks used in balloons and ice cream. The second phase bans plastic cigarette packets and plastic bags less than 100 microns thick. Notably, compostable plastics are exempt from this ban. Accordingly, NTIC expects the market in India for bio-plastic packaging solutions to continue to grow substantially. Similarly, despite slower than anticipated sales of Natur-Tec® products in China due to ongoing restrictions and shutdowns related to the COVID-19 pandemic, NTIC anticipates that sales will grow in China in fiscal 2023 in connection with China’s ban on single-use plastic utensils, bags and certain other single-use plastic items, which took effect in January 2021.

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

NTIC anticipates that it will spend between $4,400,000 and $4,800,000 in fiscal 2023 on research and development activities.

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

Availability of Raw Materials

NTIC does not typically carry excess quantities of raw materials because of historically widespread availability for such materials from various suppliers.  However, with respect to its Natur-Tec® resin compounds and finished products, there are a limited number of suppliers of the base resins used to manufacture the resin compounds and finished products.  Additionally, there is growing demand for these base resins, which has caused cost increases and, more recently, supply issues.  In the past and during fiscal year 2022, NTIC has experienced some delays in obtaining these base resins due to production slowdowns, which resulted from manufacturing issues, labor shortages and power restrictions in China, freight container shortages, and the war in Ukraine. Due to supply chain disruptions associated with the COVID-19 pandemic and otherwise, NTIC experienced longer lead times for raw materials and experienced raw material cost increases during fiscal 2022 compared to prior fiscal years. These trends improved in the fourth quarter of fiscal 2022, and it is anticipated that these worldwide disruptions and supply issues will continue to improve in fiscal year 2023.

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

Backlog

NTIC had an estimated order backlog of $5,856,655 as of August 31, 2022, compared to $4,192,000 as of August 31, 2021, which was generally across all business units. Sales relating to this backlog are expected to be realized during first quarter of fiscal 2023. These are orders that are held by NTIC pending release instructions from the customers to be used for just-in-time production. Customers generally place orders on an “as needed” basis and expect delivery within a relatively short period of time.

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

Human Capital Management

Headcount and Employee Demographics

As of August 31, 2022, NTIC had a total of 79 full-time employees located in North America, consisting of 18 in sales and marketing, 21 in research and development and lab, 27 in administration, and 13 in production.  As of August 31, 2022, NTIC’s wholly-owned subsidiary in India, HNTI Limited, had 58 full-time employees, NTIC’s wholly owned subsidiary in China had 35 full-time employees, its majority-owned subsidiary in Brazil had 20 full-time employees, its majority-owned subsidiary in India, Natur Tec India, had 9 full-time employees, its wholly owned subsidiary in Mexico had no full-time employees, and its holding company, NTI Asean, had no full-time employees.

As of August 31, 2022, of our global workforce, 41% are females and 27% are racially or ethnically diverse. Of our management team, 40% are female and 23% are racially or ethnically diverse. Of our seven Board members, nearly 30% are female and 20% are racially or ethnically diverse. Of our U.S. workforce, 6% are veterans.

Employee Unions, Collective Bargaining Agreements and Work Councils

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

Additional Information

Additional information about our human capital and people, including our HSE Policy, Human Rights Policy, Code of Ethics, is included on the Commitment to Environmental, Social and Governance (ESG) page of the Investor Relations portion of our corporate website. Information contained or referenced on our website is not incorporated by reference and does not form a part of this Annual Report on Form 10-K.

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

Forward-Looking Statements

This report on Form 10-K contains not only historical information, but also forward-looking statements that are within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are subject to the safe harbor created by those sections. In addition, NTIC or others on NTIC’s behalf may make forward-looking statements from time to time in oral presentations, including telephone conferences and/or web casts open to the public, in press releases or reports, on NTIC’s Internet web site, or otherwise. All statements other than statements of historical facts included in this report or expressed by NTIC orally from time to time that address activities, events, or developments that NTIC expects, believes, or anticipates will or may occur in the future are forward-looking statements, including, in particular, the statements about NTIC’s plans, objectives, strategies, and prospects regarding, among other things, NTIC’s financial condition, results of operations and business, the anticipated effect of COVID-19 and its acquisition of Zerust India on NTIC’s business, operating results and financial condition, and the outcome of contingencies, such as legal proceedings. NTIC has identified some of these forward-looking statements in this report with words like “believe,” “can,” “may,” “could,” “would,” “might,” “forecast,” “possible,” “potential,” “project,” “will,” “should,” “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate,” “approximate,” “outlook,” or “continue” or the negative of these words or other words and terms of similar meaning. The use of future dates is also an indication of a forward-looking statement. Forward-looking statements may be contained in the notes to NTIC’s consolidated financial statements and elsewhere in this report, including under “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Forward-looking statements are based on current expectations about future events affecting NTIC and are subject to uncertainties and factors that affect all businesses operating in a global market as well as matters specific to NTIC.  These uncertainties and factors are difficult to predict, and many of them are beyond NTIC’s control.  Some of the uncertainties and factors known to us that could cause NTIC’s actual results to differ materially from what NTIC has anticipated in its forward-looking statements are described under “Part I. Item 1A. Risk Factors.” All forward-looking statements included in this report are expressly qualified in their entirety by the foregoing cautionary statements.  NTIC wishes to caution readers not to place undue reliance on any forward-looking statement that speaks only as of the date made and to recognize that forward-looking statements are predictions of future results, which may not occur as anticipated.  Actual results could differ materially from those anticipated in the forward-looking statements and from historical results due to the uncertainties and factors described above and others that NTIC may consider immaterial or does not anticipate at this time.  Although NTIC believes that the expectations reflected in its forward-looking statements are reasonable, NTIC does not know whether its expectations will prove correct.  NTIC’s expectations reflected in its forward-looking statements can be affected by inaccurate assumptions NTIC might make or by known or unknown uncertainties and factors, including those described above.  The risks and uncertainties described above are not exclusive, and further information concerning NTIC and its business, including factors that potentially could materially affect its financial results or condition, may emerge from time to time.  NTIC assumes no obligation to update, amend, or clarify forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.  NTIC advises you, however, to consult any further disclosures NTIC makes on related subjects in its annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K that NTIC files with or furnishes to the SEC.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The two individuals named below have been designated by NTIC’s Board of Directors as “executive officers” of NTIC. Their ages and the offices held, as of November 14, 2022, are as follows:

Name	Age	Position with NTIC

G. Patrick Lynch	55	President and Chief Executive Officer

Matthew C. Wolsfeld	48	Chief Financial Officer and Corporate Secretary

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

Other corporate officers of NTIC, their ages, and offices held, as of November 14, 2022, are as follows:

Name	Age	Position with NTIC

Vineet R. Dalal	53	Vice President and Director – Global Market Development – Natur-Tec®

Gautam Ramdas	49	Vice President and Director – Global Market Development – Oil & Gas

Brian Haglund	38	Vice President of Operations – North America

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

●	The COVID-19 pandemic has adversely impacted and will likely continue to adversely impact NTIC’s business, operating results and financial condition.
●	NTIC’s business may be negatively impacted by inflation.
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

●	NTIC has limited staffing, faces challenges caused by its aging workforce and given its limited resources, it may not effectively manage its growth.
●	The evolution of the automotive industry towards electric vehicles could adversely affect our business.

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

●	NTIC’s acquisition of the remaining 50% ownership interest of HNTI and any future similar acquisitions involve risk.
●	The ongoing conflict between Russia and Ukraine may adversely affect our business and results of operations.
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

The U.S. and world economies may suffer from uncertainty, volatility, disruption, and other adverse conditions, such as the impact of the COVID-19 pandemic and persistent inflation resulting therefrom, and those conditions have adversely impacted and may continue to adversely impact the business community and the financial markets. Adverse economic and financial market conditions may negatively affect NTIC’s customers and its markets, thereby negatively impacting its business and operating results. For example, weak market conditions could extend the length of NTIC’s sales cycle and cause potential customers to delay, defer, or decline to make purchases of NTIC’s products and services due to uncertainties surrounding the future performance of their businesses, limitations on their capital expenditures due to internal budget constraints, the inability to obtain financing in the capital markets, and the adverse effects of the economy on their business and financial condition. As a result, if economic and financial market conditions weaken or deteriorate, then NTIC’s business, financial condition, and operating results, including its ability to grow and expand its business and operations, could be materially and adversely affected.

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

COVID-19 has resulted in the curtailment of business activities from time to time, including more recently in China, and has caused weakened economic conditions, both in the United States and abroad. Business closures and slowdowns adversely impacted and may continue to adversely impact NTIC directly and caused some of NTIC’s customers and suppliers to operate at a fraction of their capacities or wholly lock down, which disrupted and may continue to disrupt NTIC’s sales and production, especially in China. These and other factors, such as other COVID-19 variants that may arise, contributed to NTIC experiencing decreased global demand for its products and services during certain markets during fiscal 2022 and more widespread during fiscal 2021 and increased supply chain and shipping costs and disruptions, which will likely continue to some degree during fiscal 2023. This decreased demand may have a material adverse effect on NTIC’s business, operating results and financial condition in fiscal 2023. Due to the international reach of COVID-19, NTIC anticipates that its international subsidiaries and joint ventures will continue to be adversely impacted by the causes listed above, as well as other local issues that may arise, which will likely continue to have a material adverse effect on NTIC’s international subsidiaries and joint venture operations and equity in income from joint ventures. It is currently not possible to predict the precise potential impact, as well as the extent of any impact, of the COVID-19 pandemic on NTIC’s business, and on the global economy as a whole. It is also currently not possible to predict how long the pandemic will last or the time that it will take for economic activity to return to prior levels or supply chain disruptions to cease. A prolonged situation could have a significant adverse effect on economies and financial markets globally, potentially deepening the current worldwide economic downturn, which could have a significant adverse effect on NTIC’s business, operating results and financial condition. Any of these events could materially adversely affect NTIC’s business, operating results and financial condition. In addition, the COVID-19 pandemic has already adversely affected and could in the future adversely affect NTIC’s stock price.

NTIC’s business may continue to be negatively impacted by inflation.

Increases in inflation may have a negative impact on NTIC’s business. Current and future inflationary effects may be driven by, among other things, the COVID-19 pandemic, supply chain disruptions, governmental stimulus or fiscal policies and the Russia/Ukraine war. While the persistent inflation experienced in fiscal 2021 and fiscal 2022 has somewhat stabilized recently, increases in inflation have impacted the cost of raw materials, the overall demand for NTIC’s products, labor, and the margins NTIC and its joint ventures are able to realize on the sale of products, all of which have had and could continue to have a negative impact on NTIC’s business, financial position, results of operations and cash flows. Sustained levels of high inflation caused the U.S. Federal Reserve and other central banks to increase interest rates, which could increase the cost of capital available to NTIC and depress economic growth, which could also negatively impact our business.

Supply chain disruptions could interrupt product manufacturing, increase product costs and result in lost sales, which may have a material adverse effect on NTIC’s business, operating results and financial condition.

During fiscal 2021 and fiscal 2022, supply chain disruptions, resulting from factors such as the COVID-19 pandemic, labor supply shortages and shipping container shortages, impacted, and may continue to impact, NTIC and its third-party manufacturers. These disruptions have resulted in longer lead times and increased product costs and shipping expenses. While NTIC has taken steps to minimize the impact of these increased costs by working closely with its suppliers and customers, there can be no assurances that unforeseen events impacting the supply chain will not have a material adverse effect on NTIC in the future. Additionally, the impacts supply chain disruptions have on NTIC’s third-party manufacturers are not within NTIC’s control. While we have seen recent improvements, it is not currently possible to predict how long it will take for these supply chain disruptions to cease. Prolonged supply chain disruptions impacting NTIC and its third-party manufacturers could interrupt product manufacturing, increase product costs and result in lost sales, which may have a material adverse effect on NTIC’s business, operating results and financial condition.

Disruptions to the distribution channels for NTIC’s products may negatively impact NTIC’s business, operating results, and financial condition.

During fiscal 2021 and fiscal 2022, supply chain disruptions began to emerge because of the COVID-19 pandemic, shipping container shortages, and the changes in global demand. These conditions and ocean freight capacity issues continued to persist worldwide during fiscal 2022 as there was much greater demand for shipping and reduced capacity and equipment, which resulted in significantly longer shipping times and significant price increases per shipping container. While many of these effects have improved, it is possible that NTIC may continue to experience adverse effects during fiscal 2023. Shipping companies have taken measures such as charging priority booking fees to allocate space as they have fewer ships and workers operating. While we have seen recent stabilizations of container costs and, in some markets, a recent decrease in costs, there is no indication that these shipping delays and increased shipping container rates will return to historical levels in the near-term, and these delays and elevated costs could have a material adverse effect on NTIC’s consolidated results of operations. Furthermore, transportation delays, increases on shipping containers, more extensive travel restrictions, closures or disruptions of businesses and facilities or social, economic, political or labor instability in the affected areas may impact the operations of NTIC’s suppliers, which could in turn adversely affect NTIC, and its revenues and operating costs. Any of these disruptions may negatively impact NTIC’s business, operating results, and financial condition.

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

NTIC uses certain raw materials and components in its products, including in particular plastic resins, which are subject to price increases.  In light of increased global demand for bioplastics, production slowdowns due to manufacturing issues, labor shortages and power restrictions in China, freight container shortages, the war in Ukraine, and the lingering effects of the COVID-19 pandemic, the prices of certain plastic resins increased in fiscal 2021 and fiscal 2022 and have remained higher than pre-pandemic prices, which could adversely affect gross margins on NTIC’s Natur-Tec® products. If these shortages persist, the cost and/or production of NTIC’s products could be adversely affected. Additionally, the war between Russia and Ukraine and the resulting sanctions by U.S. and European governments have resulted in and may continue to result in commodity price fluctuations, which have decreased our margins and the margins of our joint ventures and resulted in decreased joint venture profitability, which will likely continue during fiscal 2023. Finally, changes to international trade agreements could result in additional tariffs, duties, or other charges on raw materials or components we import into the U.S.

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

Although we have not experienced any material labor shortage to date, we have recently observed an overall tightening and increasingly competitive labor market. A sustained labor shortage or increased turnover rates within our employee base could lead to increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain employees, and could negatively affect our ability to efficiently operate our manufacturing and distribution facilities and overall business. If we are unable to hire and retain employees capable of performing at a high-level, or if mitigation measures we may take to respond to a decrease in labor availability, such as overtime and third-party outsourcing, have unintended negative effects, our business could be adversely affected. An overall labor shortage, lack of skilled labor, increased turnover or labor inflation could have a material adverse impact on NTIC’s operations, results of operations, liquidity or cash flows.

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

The evolution of the automotive industry towards electric vehicles could adversely affect our business.

The global automotive industry is experiencing a period of significant technological change, including the development and use of electric vehicles, which do not contain as many components that require our ZERUST products and solutions. During fiscal 2022, the automobile sector represented approximately 48% of our ZERUST industrial net sales in North America and 58% of net sales of our joint ventures. Increased demand for electric vehicles which do not contain as many components requiring our ZERUST products and solutions will adversely affect our net sales and other operating results and business.

Risks Related to NTIC’s Joint Ventures

NTIC’s liquidity and financial position rely on the receipt of fees for services provided to its joint ventures and dividend distributions from its joint ventures. No assurance can be provided that NTIC will continue to receive such fees and dividend distributions in amounts NTIC historically has received or anticipates receiving.

NTIC conducts business, either directly or indirectly, through several joint venture arrangements that operate in North America, Europe, and Asia. Each of these joint ventures manufactures, markets, and sells finished products in the geographic territory that it is assigned. NTIC’s receipt of funds as a result of sales by its joint ventures is dependent upon NTIC’s receipt of fees for services that NTIC provides to its joint ventures based primarily on the net sales of the individual joint ventures and NTIC’s receipt of dividend distributions from its joint ventures based on the profitability of its joint ventures. NTIC’s liquidity and financial position in part rely on NTIC’s receipt of fees for services that NTIC provides to its joint ventures and dividend distributions from its joint ventures. During fiscal 2022, NTIC recognized $5,085,823 in fees and $5,723,176 in dividend distributions from its joint ventures. Because NTIC owns 50% or less of each of its joint venture entities, NTIC does not control the decisions of these entities regarding whether to pay dividends and, if paid, how much they should be in any given year. Thus, NTIC cannot guarantee that any of its joint ventures will pay dividends in any given year. The failure of NTIC’s joint ventures to declare dividends or the failure of NTIC to receive fees for services provided to joint ventures in amounts typically expected by NTIC could adversely affect NTIC’s liquidity and financial position.

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

Furthermore, in June 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union, commonly referred to as “Brexit.” The United Kingdom officially terminated its membership of the European Union on January 31, 2020 and remained in a transition phase until December 31, 2020. Although the United Kingdom and the European Union struck a bilateral trade and cooperation deal governing the future relationship between the United Kingdom and the European Union, which became effective on May 1, 2021, political and economic uncertainties remain, and it is possible that there will be increased regulatory complexities, which could affect NTIC’s ability to sell its products in certain European Union countries and subject NTIC to heightened risks in that region. Any of these effects of Brexit, and other similar referenda that NTIC cannot anticipate, could adversely affect its business, operations, and financial results.

Out of NTIC’s joint ventures, NTIC’s joint venture in Germany is the most significant in terms of assets and income to NTIC. If sales of NTIC’s products and services by this joint venture were to decline significantly or if NTIC’s relationships with this joint venture were to deteriorate significantly, NTIC’s operating results likely would be adversely affected.

NTIC considers its joint venture in Germany (EXCOR) to be individually significant to NTIC’s consolidated assets and income and, therefore, provides certain additional information regarding EXCOR in the notes to NTIC’s consolidated financial statements and in certain sections of this report. Of the total equity in income from joint ventures of $4,725,918 during fiscal 2022, NTIC had equity in income from joint ventures of $3,236,989 attributable to EXCOR. Of the total fee income for services provided to joint ventures of $5,767,682 during fiscal 2022, fees of $834,725 were attributable to EXCOR. Accordingly, if sales of NTIC’s products and services by this joint venture were to decline significantly or if NTIC’s relationships with this joint venture were to deteriorate significantly such that the joint venture terminated or was not motivated to sell NTIC’s products and services, NTIC’s operating results likely would be adversely affected. While this is also true with respect to the other joint venture entities of which additional information is provided in NTIC’s consolidated financial statements and in certain other sections of this report, the significance is not as great as with EXCOR.

NTIC’s acquisition of the remaining 50% ownership interest of HNTI and any future similar acquisitions involve risk.

Effective as of September 1, 2021, NTIC acquired the remaining 50% ownership interest in its Indian joint venture, HNTI. It is possible that as part of its succession planning efforts with respect to its joint venture partners that NTIC may complete similar acquisitions in the future. Similar future acquisitions will depend, in part, on the availability of similar opportunities or other suitable acquisition candidates at acceptable prices, terms, and conditions and the availability of capital and personnel resources to complete such acquisitions and run and integrate the acquired business effectively. These acquisitions involve risk and may harm NTIC’s business, reputation, financial condition, and operating results. For instance, the benefits of the HNTI acquisition or any future acquisition may take more time than expected to develop or integrate into NTIC’s operations, and NTIC cannot guarantee that either the HNTI or any future acquisitions will, in fact, produce any long-term benefits. Acquisitions, such as the HNTI acquisition, involve a number of risks, the occurrence of which could adversely affect NTIC’s business, reputation, financial condition, and operating results, including:

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

To the extent the current conflict between Russia and Ukraine adversely affects our business, it may also have the effect of heightening many other risks disclosed herein, any of which could materially and adversely affect our business and results of operations. Such risks include, but are not limited to, adverse effects on macroeconomic conditions, including inflation, demand for our products and potential recessionary economic conditions; increased cyber security threats; adverse changes in trade policies, taxes, government regulations, and tariffs; our ability to maintain or increase our prices in response to rising shipping costs; our ability to implement and execute our business strategy, particularly with regard to our joint ventures; disruptions in global supply chains; our exposure to foreign currency fluctuations; and constraints, volatility, or disruption in the capital markets.

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

Local regulations in China related to the electric power shortage that began in 2021 may adversely affect NTIC China’s operations or the operations of our suppliers with facilities in China. For example, these regulations could result in partial or complete factory shutdowns due to a lack of continuous supply of electrical power. Additionally, the price of electric power may be increased, and peak-demand periods during which prices are higher may be extended by local governments. Certain of our resin suppliers with facilities in China were adversely impacted by these regulations, which contributed to constrained supply. Although NTIC China’s operations have not been significantly impacted by regulations related to electric power shortages to date, such regulations may in the future decrease or shut down production or increase product costs, which could adversely affect NTIC’s business, results of operations, and financial condition.

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

NTIC’s products are sold in intensely competitive markets throughout the world. This intense competition could result in pricing pressures, lower sales, reduced margins, and lower market share. With respect to its rust and corrosion inhibiting products, NTIC competes on the basis of product innovation, quality, reliability, product support, customer service, reputation, and price. With respect to its Natur-Tec® resin compounds and finished products, NTIC competes on the basis of performance, brand awareness, distribution network, product availability, product offering, shelf life, place of manufacture, and price. NTIC often competes with numerous manufacturers, many of which have substantially greater financial, marketing, and other resources than NTIC. As a result, they may be able to adapt more quickly than NTIC to new or emerging technologies, industry trends, and changes in customer requirements or to devote greater resources to the promotion and sale of their products than NTIC. In addition, competition could increase if new companies enter the markets in which NTIC competes, especially when the barriers to entry are low, which may be true with respect to NTIC’s rust and corrosion prevention business, or if existing competitors expand their product lines or intensify efforts within existing product lines. NTIC’s current products, products under development, and its ability to develop new and improved products may be insufficient to enable NTIC to compete effectively with its competitors. No assurance can be provided that NTIC will be able to compete effectively, which would harm its business and operating results. In particular, NTIC has experienced more intense competition with respect to many of its traditional ZERUST® rust and corrosion inhibiting products and services, which has led to decreased pricing and smaller margins for NTIC. In fiscal 2021 and fiscal 2022, NTIC has experienced lower margins on its contracts with Chinese automotive customers as a result of the COVID-19 pandemic and an increase in the production of electric vehicles, which have fewer parts that require corrosion inhibiting packaging. NTIC anticipates that such intense competition likely will continue and that new competitors may emerge, including plastic extrusion companies, which would continue to adversely affect NTIC’s operating results.

NTIC’s ZERUST® rust and corrosion inhibiting products and services generate a significant portion of NTIC’s net sales and the net sales of NTIC’s joint ventures. Accordingly, if sales of these products and services were to decline, NTIC’s operating results would be adversely affected.

NTIC’s ZERUST® rust and corrosion inhibiting products and services generate a significant portion of NTIC’s net sales and the net sales of NTIC’s joint ventures. During fiscal 2022, 77.5% of NTIC’s consolidated net sales were derived from sales of ZERUST® rust and corrosion inhibiting products and services. While the net sales of NTIC’s joint ventures are not included in NTIC’s net sales on NTIC’s consolidated financial statements, NTIC’s receipt of fees for services that NTIC provides to its joint ventures and NTIC’s receipt of dividend distributions from its joint ventures are based primarily on the revenues and profitability of the joint ventures. Accordingly, if sales of these products and services were to decline due to increased competition, the introduction of a new disruptive technology, or otherwise, NTIC’s operating results would be adversely affected.

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

In an effort to increase net sales, NTIC has expanded the marketing of its corrosion prevention solutions into the oil and gas industry and its Natur-Tec® resin compounds and finished products.  NTIC expects to continue to invest additional research and development and marketing efforts and resources into these strategic initiatives.  No assurance can be provided, however, that such strategic initiatives will be successful or that NTIC will be successful in obtaining additional revenue as a result of them.  The introduction of new products into new markets takes significant resources, and there can be no assurance that NTIC is dedicating a sufficient amount of resources to ensure the success of these strategic initiatives.  The sale of NTIC’s ZERUST® rust and corrosion inhibiting products and services into the oil and gas industry, in particular, typically involves a long sales cycle, often including a one- to multi-year trial period with each customer and a slow integration process thereafter.  This long sales cycle may cause NTIC’s management, stockholders, and investors to lose faith in the business opportunities for NTIC’s ZERUST® rust and corrosion inhibiting products and services in the oil and gas industry. Additionally, projects NTIC completes for oil and gas industry customers typically involve short turnaround times, and failure to meet these expectations could damage NTIC’s ability to successfully promote its corrosion prevention solutions into the oil and gas industry.

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

NTIC’s strategy of expanding its corrosion prevention solutions into the oil and gas industry and continuing the expansion of its Natur-Tec® bioplastics resin compounds and finished products, either directly or indirectly through joint ventures and independent distributors and agents, is risky and subject to all of the risks inherent in the establishment of a new business enterprise, including:

●	the absence of a significant operating history;
●	the lack of commercialized products;
●	the lack of market acceptance of new products;
●	expected substantial and continual losses for such businesses for the foreseeable future;
●	the lack of manufacturing experience and limited marketing experience;
●	an expected reliance on third parties for the manufacture and commercialization of some of the products;
●	a competitive environment characterized by numerous, well-established and well-capitalized competitors;
●	insufficient capital and other resources; and
●	reliance on key personnel and the need to hire and train local support in a timely manner in order to support customer needs; and
●	NTIC’s dependence on manufacturing and logistical services provided by contractors could give rise to product defect or warranty liability.

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

Although there is a developed market for petroleum-based plastics, the market for “bioplastics” which are plastics produced with bio-based resins, which are derived from renewable resources such as corn or cellulosic/plant material or blends thereof, or plastics that are engineered to be fully biodegradable or both, is still developing.  The commercial success of NTIC’s Natur-Tec® resin compounds and finished products depends on the widespread market acceptance of products manufactured with bio-based and biodegradable resins, which may result, in part, from government action at the federal, state or local level. For example, in June 2022, the State of California passed a law intended to reduce single-use plastics. Internationally, the government of India recently announced a phased ban on the manufacture and sale of single-use plastics beginning in July 2022. Similarly, in January 2021, China implemented a ban on single-use plastic utensils, bags and certain other single-use plastic items. Despite these efforts and other measures taken at the federal, state and local levels, including policies related to the collection of organics, it is currently difficult to assess or predict with any assurance the potential size, timing, and viability of market opportunities for NTIC’s Natur-Tec® resin compounds and finished products.  The traditional plastics market sector is well-established with entrenched competitors with whom NTIC competes.  Pricing for traditional plastics has been highly volatile in recent years, which drives, to some extent, the commercial and other support for bioplastics.  While NTIC expects to be able to command a premium price for its Natur-Tec® resin compounds and finished products, a widening gap in the pricing for bioplastics versus petroleum-based plastics may reduce the size of the addressable market for NTIC’s Natur-Tec® resin compounds and finished products.  In addition, the growth of the market will create some pressure on price for applications today considered commodities, including in particular NTIC’s current Natur-Tec® finished products.

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

The sale of ZERUST® rust and corrosion inhibiting products into the oil and gas industry is dependent on certain macroeconomic factors, including seasonality of installations, fluctuations of crude oil prices, global events and regulatory guidelines.

Seasonality of Installations: In the past, NTIC has experienced some seasonality with respect to the sale of its ZERUST® rust and corrosion inhibiting products into the oil and gas industry, with sales during parts of the second and third fiscal quarters being adversely affected by winter in the United States.

Fluctuations of Crude Oil Prices: The sale of NTIC’s ZERUST® rust and corrosion inhibiting products into the oil and gas industry, particularly in the United States, has historically been hampered by low/unstable global crude oil prices. Although the price of crude oil neared an all-time high in fiscal 2022, low global crude oil prices have been and may in the future be caused OPEC decisions and other macroeconomic factors affecting supply and demand. NTIC believes low global crude oil prices constrain capital improvement budgets of its existing and prospective customers and may result in personnel turnover at its oil and gas customers or prospects. The ongoing conflict between Russia and Ukraine has escalated tensions between Russia and other countries, some of which have imposed sanctions and taken other economic actions that have contributed to, and are expected to continue to contribute to, rising global crude oil prices, which prices had already risen substantially due to inflationary pressures. Additional international sanctions against Russia may be imposed, which could further increase these costs. NTIC believes the ongoing conflict between Russia and Ukraine and the continued impact of high rates of inflation may create uncertainty among its existing and prospective customers, which may cause them to halt oil and gas projects or elect to decrease capital improvement budgets, either of which could harm NTIC’s ability to sell its products into the oil and gas industry.

Global Events: The sale of Zerust Oil & Gas solutions to Oil & Gas sector clients is impacted by events like the COVID pandemic and geopolitical tensions in key oil producing regions like the Middle East. These affect the ability of the teams to have face-to-face meetings, travel for site surveys and implementations, etc., with the added effect of potential supply chain delays/impacts that could delay or postpone sales.

Regulatory Guidelines: The Oil & Gas sector is very conservative and, in addition to long-term trials on-site, client decision makers typically default to guidelines from the American Petroleum Institute (API), Association of Materials Protection and Performance (AMPP), Pipeline Hazardous Materials Safety Administration (PHMSA), European Committee for the Study of Corrosion (CEOCOR), etc. Getting a new technology/solution approach included in these guidelines typically takes years of committee lobbying, client support, field trials and lab validation. The Zerust solutions have been included in several technical reports/committees from these groups though getting full validation is likely to take a few more years.

The expansion of NTIC’s corrosion prevention solutions into the oil and gas industry and the continued launch of NTIC’s Natur-Tec® resin compounds and finished products may require additional capital in the future, which may not be available or may be available only on unfavorable terms. In addition, any equity financings may be dilutive to NTIC’s stockholders.

The expansion of NTIC’s corrosion prevention solutions into the oil and gas industry and the continued expansion of NTIC’s Natur-Tec® resin compounds and finished products will continue to require resources during fiscal 2023 and beyond.  To the extent that NTIC’s existing capital, including amounts available under its revolving line of credit, is insufficient to meet these requirements, NTIC may raise additional capital through financings or additional borrowings. Any equity or debt financing, if available at all, may be on terms that are not favorable to NTIC, and any equity financings could result in dilution to NTIC’s stockholders.

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

NTIC’s business, properties, and products are subject to a wide variety of international, federal, state, and local laws, rules, taxes, and regulations relating to the protection of the environment, natural resources, and worker health and safety and the use, management, storage, and disposal of hazardous substances, wastes, and other regulated materials. These laws, rules, and regulations may affect the way NTIC conducts its operations, and the failure to comply with these regulations could lead to fines and other penalties. These laws, rules, and regulations may be subject to change by the Biden administration, which has stalled construction of the Keystone XL Pipeline and may in the future take action to further restrict such activities. Additionally, new environmental laws, rules, and regulations, such as certain provisions of the Inflation Reduction Act of 2022, which includes measures to reduce emissions, may be enacted, which may adversely affect NTIC’s business. Further, because NTIC owns and operates real property, various environmental laws also may impose liability on NTIC for the costs of cleaning up and responding to hazardous substances that may have been released on NTIC’s property, including releases unknown to NTIC. These environmental laws and regulations also could require NTIC to pay for environmental remediation and response costs at third-party locations where NTIC disposed of or recycled hazardous substances. NTIC’s future costs of complying with the various environmental requirements, as they now exist or may be altered in the future, could adversely affect NTIC’s financial condition and operating results. NTIC is also subject to other international, federal, and state laws, rules, and regulations, the future non-compliance with which may harm NTIC’s business or may adversely affect the demand for some of its products. Changes in laws and regulations, including changes in accounting standards and taxation changes, including tax rate changes, new tax laws, including the changes to U.S. federal tax laws included in the Inflation Reduction Act of 2022, such as a 1% excise tax on stock repurchases, and revised tax law interpretations, also may adversely affect NTIC’s operating results.

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

The number of shares of NTIC’s common stock being traded daily is often very low, and on some trading days, there is no trading volume at all. During fiscal 2022, the daily trading volume ranged from 0 shares to 40,600 shares. Any NTIC stockholder wishing to sell his, her, or its stock may cause a significant fluctuation in the trading price of NTIC’s common stock. In addition, low trading volume of a stock increases the possibility that, despite rules against such activity, the price of the stock may be manipulated by persons acting in their own self-interest. NTIC may not have adequate market makers and market making activity to prevent manipulation in its common stock.

The price and trading volume of NTIC’s common stock has been, and may continue to be, volatile.

The market price and trading volume of NTIC’s common stock price historically has fluctuated over a wide range. During fiscal 2022, the sale price of NTIC’s common stock ranged from a low of $9.05 per share to a high of $18.00 per share, and the daily trading volume ranged from 0 shares to 40,600 shares. It is likely that the price and trading volume of NTIC’s common stock will continue to fluctuate in the future. The securities of small capitalization companies, including NTIC, from time-to-time experience significant price and volume fluctuations, often unrelated to the operating performance of these companies. Securities class action litigation is sometimes brought against a company following periods of volatility in the market price of its securities or for other reasons. NTIC may become the target of similar litigation, especially if NTIC fails to meet its annual projected financial guidance or lowers its annual projected financial guidance. Securities litigation, whether with or without merit, could result in substantial costs and divert management’s attention and resources, which could harm NTIC’s business, operating results, and financial condition as well as the market price of its common stock.

A large percentage of NTIC’s outstanding common stock is held by insiders, and, as a result, the trading market for NTIC’s common stock is not as liquid as the stock of other public companies.

As of November 14, 2022, NTIC had 9,366,357 shares of common stock outstanding, 22.4% of which were beneficially owned by directors, executive officers, principal stockholders, and their respective affiliates. The stock of companies with a substantial amount of stock held by insiders is usually not as liquid as the stock of other public companies where insider ownership is not as concentrated. Thus, the trading market for shares of NTIC’s common stock may not be as liquid as the stock of other public companies.

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

As of November 14, 2022, Inter Alia Holding Company, or Inter Alia, beneficially owned approximately 12.8% of NTIC’s outstanding common stock. Inter Alia is an entity partially owned by G. Patrick Lynch, NTIC’s President and Chief Executive Officer and director, as well as two other members of the Lynch family. Mr. Lynch shares voting and dispositive power of shares of NTIC’s common stock held by Inter Alia with the other owners. As a result of his share ownership through Inter Alia and his position as President and Chief Executive Officer and director of NTIC, Mr. Lynch may be able to influence the affairs and actions of NTIC, including matters requiring stockholder approval, such as the election of directors and approval of significant corporate transactions. The interests of Mr. Lynch and Inter Alia may differ from the interests of NTIC’s other stockholders. This concentration of ownership may have the effect of delaying, preventing, or deterring a change in control of NTIC, could deprive NTIC’s stockholders of an opportunity to receive a premium for their common stock as part of a sale or merger of NTIC, and may negatively affect the market price of NTIC’s common stock. Transactions that could be affected by this concentration of ownership include proxy contests, tender offers, mergers, or other purchases of common stock that could give stockholders the opportunity to realize a premium over the then-prevailing market price for shares of NTIC’s common stock.

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

In addition, public company stockholders are increasingly sensitive to the climate change impacts and mitigation efforts of companies, are increasingly seeking enhanced disclosure on the risks, challenges, governance implications, and financial impacts of climate change faced by companies and are demanding that companies take a proactive approach to addressing perceived environmental risks, including risks associated with climate change, relating to their operations. In an effort to increase climate change disclosure, the SEC proposed climate disclosure rules that would require new climate-related disclosure in SEC filings, as described below. Adverse publicity or climate-related litigation that may result from such enhanced disclosure or stockholder perception could have a negative impact on our business.

New climate disclosure rules, if adopted by the SEC, may increase our costs and litigation risks, which would materially and adversely affect our future results of operations and financial condition.

During fiscal 2022, the SEC proposed new climate disclosure rules, which if adopted, would require new climate-related disclosure in SEC filings, including certain climate-related metrics and greenhouse gas emissions data, information about climate-related targets and goals, transition plans, if any, and extensive attestation requirements. In addition to requiring filers to quantify and disclose direct emissions data, the new rules also would require disclosure of climate impact arising from the operations and uses by the filer’s business partners and contractors and end-users of the filer’s products and/or services. We are currently assessing the impact of the new rules, if adopted as proposed, but at this time, we cannot predict the costs of implementation or any potential adverse impacts resulting from the new rules if adopted. However, we may incur increased costs relating to the assessment and disclosure of climate-related risks and increased litigation risks related to disclosures made pursuant to the new rules, either of which could materially and adversely affect our future results of operations and financial condition.

Severe weather could have a material adverse effect on our business.

NTIC’s business has been and could in the future be materially and adversely affected by severe weather. NTIC’s customers, including in particular NTIC’s oil and gas customers, may have operations located in parts of the southern United States or other places and may be adversely affected by hurricanes and tropical storms, resulting in reduced demand for NTIC’s products and services or increased operating costs. Furthermore, NTIC’s customers and raw material suppliers’ operations have been and could in the future be adversely affected by such hurricanes and other extreme or seasonal weather conditions. For example, during fiscal year 2021, extreme weather caused supply chain disruptions and caused delays in receiving base resins. Adverse weather can also directly impede NTIC’s operations. Repercussions of severe weather conditions may include:

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

In the ordinary course of NTIC’s business, NTIC uses its management information systems to store and access proprietary business information. NTIC faces various cyber security threats, including cyber security attacks to its information technology infrastructure and attempts by others to gain access to its proprietary or sensitive information. The procedures and controls NTIC uses to monitor these threats and mitigate its exposure may not be sufficient to prevent cyber security incidents. The result of these incidents could include disrupted operations, lost opportunities, misstated financial data, liability for stolen assets or information, increased costs arising from the implementation of additional security protective measures, litigation, and reputational damage. Any remedial costs or other liabilities related to cyber security incidents may not be fully insured or indemnified by other means. Additionally, on February 9, 2022, the SEC proposed new rules related to cyber security risk management, which may increase NTIC’s regulatory burden and cost of compliance related to cyber security threats.

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

Internationally, NTIC’s subsidiaries in Brazil, India, Mexico, and China all lease office, warehouse, and laboratory space. In July 2021, NTIC China entered into a purchase agreement to acquire an approximately 21,000 square feet industrial building and the right to use certain real estate in the Qingpu District of Shanghai, China, which has been used as China’s new corporate headquarters since February 2022. In addition, as a result of the HNTI acquisition, NTIC also leases office, warehouse, and laboratory space in Chennai, India.

Additionally, NTIC has contract warehousing agreements in California and Indiana to hold and release stock products to customers. NTIC’s management considers its current properties suitable and adequate for its current and foreseeable needs.

Item 3.         LEGAL PROCEEDINGS

For information regarding NTIC’s legal proceedings, see Note 17 to NTIC’s consolidated financial statements.

Item 4.        MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.         MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

NTIC’s common stock is listed for trading on the Nasdaq Global Market under the symbol “NTIC.”

Dividends

During fiscal 2022, NTIC’s Board of Directors declared cash dividends on the following dates in the following amounts to holders of record of the Company’s common stock as of the following record dates:

Declaration Date	Amount	Record Date	Payable Date
October 20, 2021	$0.07	November 3, 2021	November 17, 2021
January 21, 2022	$0.07	February 2, 2022	February 16, 2022
April 22, 2022	$0.07	May 4, 2022	May 18, 2022
July 20, 2022	$0.07	August 3, 2022	August 17, 2022

On October 20, 2022, NTIC’s Board of Directors declared a cash dividend of $0.07 per share of NTIC’s common stock, payable on November 16, 2022 to stockholders of record on November 3, 2022. The declaration of future dividends is not guaranteed and will be determined by NTIC’s Board of Directors in light of conditions then existing, including NTIC’s earnings, financial condition, cash requirements, restrictions in financing agreements, business conditions, and other factors, including without limitation the effect of COVID-19 on its business, operating results, and financial condition.

Number of Record Holders

As of August 31, 2022, there were 158 record holders of NTIC’s common stock. This does not include shares held in “street name” or beneficially owned.

Recent Sales of Unregistered Equity Securities

NTIC did not sell any shares of its common stock or any other equity securities of NTIC that were not registered under the Securities Act of 1933, as amended, during the fourth quarter of fiscal 2022.

Issuer Purchases of Equity Securities

NTIC did not purchase any shares of its common stock or other equity securities of NTIC during the fourth quarter of fiscal 2022. As of August 31, 2022, up to $2,640,548 in shares of NTIC common stock remained available for repurchase under NTIC’s stock repurchase program.

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

●	Impact of the COVID-19 Pandemic. This section provides a brief summary of the impacts to date and potential future impacts of the COVID-19 pandemic.
●	Worldwide Supply Chain Disruptions. This section provides a brief summary of the impacts to date and potential future impacts of worldwide supply chain disruptions.
●	Financial Overview. This section provides a brief summary of NTIC’s financial results and financial condition for fiscal 2022 compared to 2021.
●	Sales and Expense Components. This section provides a brief description of the significant line items in NTIC’s consolidated statements of operations.
●	Results of Operations. This section provides an analysis of the significant line items in NTIC’s consolidated statements of operations.
●	Liquidity and Capital Resources. This section provides an analysis of NTIC’s liquidity and cash flows and a discussion of NTIC’s financial condition and financial commitments.
●	Inflation and Seasonality. This section describes the effects of inflation and seasonality, if any, on NTIC’s business and operating results.
●	Market Risk. This section describes material market risks to which NTIC is subject.
●	Related Party Transactions. This section describes any material related party transactions to which NTIC is a party.
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

Business Overview

NTIC develops and markets proprietary, environmentally beneficial products and services in over 65 countries either directly or via a network of subsidiaries, joint ventures, independent distributors, and agents. NTIC’s primary business is corrosion prevention products and services, marketed mainly under the ZERUST® brand. NTIC has been selling its proprietary ZERUST® products and services to the automotive, electronics, electrical, mechanical, military, and retail consumer markets for almost 50 years and, more recently, has also expanded into the oil and gas industry. Additionally, NTIC markets and sells a portfolio of proprietary bio-based and certified compostable (fully biodegradable) polymer resin compounds and finished products under the Natur-Tec® brand. These products are intended to reduce NTIC’s customers’ carbon footprint and provide environmentally sound waste disposal options.

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

Internationally, NTIC sells its ZERUST® corrosion prevention solutions through its wholly-owned subsidiary in China, NTIC (Shanghai) Co., Ltd. (NTIC China), starting September 1, 2021 its wholly-owned subsidiary in India, HNTI Ltd., its majority-owned joint venture holding company for NTIC’s joint venture investments in the Association of Southeast Asian Nations (ASEAN) region, NTI Asean LLC (NTI Asean), certain majority-owned and wholly-owned subsidiaries, and joint venture arrangements in North America, Europe, and Asia. NTIC also sells products directly to its European joint venture partners through its wholly-owned subsidiary in Germany, NTIC Europe GmbH (NTI Europe).

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

NTIC’s Subsidiaries and Joint Venture Network

NTIC has ownership interests in 10 operating subsidiaries in North America, South America, Europe, and Asia, which are listed in “Part I. Item 1. Business” of this annual report on Form 10-K. The results of these subsidiaries are fully consolidated in NTIC’s consolidated financial statements, including HNTI Limited, which was consolidated commencing September 1, 2021. On September 21, 2021, NTIC announced that it acquired the remaining 50% ownership interest in its Indian joint venture, HNTI Limited, for $6.25 million in cash, effective as of September 1, 2021. As a result of the acquisition of Zerust India, NTIC’s revenues and operating expenses increased and its equity in income from joint ventures decreased during fiscal 2022 as compared to fiscal 2021. See Note 3 to NTIC’s consolidated financial statements for a discussion of Zerust India.

NTIC participates in 16 active joint venture arrangements in North America, Europe, and Asia. NTIC has historically funded its investments in joint ventures with cash generated from operations. NTIC’s receives funds from its joint ventures as fees for services that NTIC provides to its joint ventures and as dividend distributions. The fees for services provided to joint ventures are determined based on either a flat fee or a percentage of sales depending on local laws and tax regulations. With respect to NTIC’s joint venture in Germany (EXCOR), NTIC recognizes an agreed upon quarterly fee for services. NTIC recognizes equity income from each joint venture based on the overall profitability of the joint venture. Such profitability is subject to variability from quarter to quarter, which, in turn, subjects NTIC’s earnings to variability from quarter to quarter. The profits of each joint venture are shared by the respective joint venture owners in accordance with their respective ownership percentages. NTIC typically directly or indirectly owns 50% or less of each of its joint venture entities and, thus, does not control the decisions of these entities regarding whether to pay dividends and, if paid, what amount is paid in a given year. The payment of a dividend by an entity is determined by a joint vote of the owners and is not at the sole discretion of NTIC.

NTIC accounts for the investments and financial results of its joint ventures in its consolidated financial statements utilizing the equity method of accounting. NTIC considers EXCOR to be individually significant to NTIC’s consolidated assets and income as of August 31, 2022 and 2021. Therefore, NTIC provides certain additional information regarding this entity in the notes to NTIC’s consolidated financial statements and in this section of this report. Additional information related to NTIC’s joint ventures is available in “Part I. Item 1. Business” of this annual report on Form 10-K.

Impact of the COVID-19 Pandemic

The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and shipping, created significant volatility and disruption in financial markets and resulted in weakened economic conditions. While as part of efforts to contain the spread of COVID-19, federal, state, local and foreign governments imposed various restrictions on the conduct of business and travel during 2020 and 2021, most of these restrictions have been lifted, except in China where many remain in place. Because of these restrictions, NTIC continued to experience softened demand for its products in China during fiscal 2022.

Worldwide Supply Chain Disruptions

Worldwide supply chain disruptions, which were initially brought about by the impact of the COVID-19 pandemic, have persisted despite the recovery in the global economy and financial markets. These issues continued during fiscal 2022 and, although these issues have shown some improvement, are expected to continue to some degree in fiscal 2023. NTIC has experienced longer lead times for raw materials, has been forced to find new suppliers of certain raw materials, and has experienced raw material cost increases compared to prior fiscal years. Additionally, NTIC has experienced significantly longer shipping times and significant price increases per shipping container compared to prior fiscal years due to ocean freight capacity issues resulting from increased demand for shipping and reduced capacity and equipment. These and other issues resulting from worldwide supply chain disruptions have recently improved but are expected to continue to some degree in fiscal 2023 and could continue to have a material adverse effect on NTIC’s business, operating results and financial condition. The precise financial impact and duration, however, cannot be reasonably estimated at this time.

Financial Overview

NTIC’s management, including its chief executive officer, who is NTIC’s chief operating decision maker, reports and manages NTIC’s operations in two reportable business segments based on products sold, customer base, and distribution center: ZERUST® products and services and Natur-Tec® products.

Highlights of NTIC’s financial results for fiscal 2022 include the following, with increases or decreases in each case as compared to fiscal 2021:

●

NTIC’s consolidated net sales increased 31.3% during fiscal 2022 compared to fiscal 2021. NTIC’s consolidated net sales for fiscal 2022 were positively affected by incremental sales as a result of the Zerust India acquisition and increased demand.

●

During fiscal 2022, 77.5% of NTIC’s consolidated net sales were derived from sales of ZERUST® products and services, which increased 26.1% to $57,459,382 during fiscal 2022 compared to $45,554,434 during fiscal 2021. This increase was due to incremental sales as a result of the Zerust India acquisition, increased sales to new and existing customers due to increased global demand compared to the prior fiscal year and targeted price increases on certain of our products. NTIC’s consolidated net sales during fiscal 2022 included $4,608,232 of sales made to customers in the oil and gas industry compared to $3,793,466 during fiscal 2021.

●

Net sales of Natur-Tec® products increased 52.7% during fiscal 2022 compared to fiscal 2021 primarily due to an increase in finished product sales in North America and at NTIC’s majority-owned subsidiary in India, Natur-Tec India Private Limited.

●

Cost of goods sold as a percentage of net sales increased to 68.9% during fiscal 2022 compared to 65.4% during fiscal 2021 primarily as a result of a price increases on raw materials used in NTIC’s products, as well as increased labor and shipping costs that were not fully transferred on to the customers.

●

NTIC’s equity in income from joint ventures decreased 36.7% to $4,725,918 during fiscal 2022 compared to $7,465,214 during fiscal 2021. This decrease was primarily due to the fact that Zerust India is now a consolidated subsidiary within NTIC’s financial statements and an increase in operating expenses and a decrease in gross margins at the joint ventures.

●

Net sales at the joint ventures decreased 14% to $104,077,748 during fiscal 2022 compared to $120,954,550 during fiscal 2021. These decreases were primarily a result of decreased demand during fiscal 2022 and the Zerust India acquisition since $9,967,464 in Zerust India sales were included in NTIC’s net sales in the current fiscal year period.

●

NTIC’s total operating expenses increased 15.1% to $28,414,117 during fiscal 2022 compared to $24,679,626 during fiscal 2021. This increase was primarily due to $2,375,167 in incremental expenses due to the Zerust India acquisition during fiscal 2022 and increased personnel, travel, and research and development expenses.

●

Since NTIC acquired the remaining 50% ownership interest of Zerust India effective September 1, 2021, NTIC recognized a gain of $3,951,550 during fiscal 2022, which is included in “Remeasurement gain on acquisition of equity method investee” on NTIC’s consolidated statements of operations.

●

NTIC incurred net income attributable to NTIC of $6,324,700, or $0.66 per diluted common share, for fiscal 2022, compared to net income attributable to NTIC of $6,281,238, or $0.64 per diluted common share, for fiscal 2021. Of the increase for fiscal 2022, $3,951,550 was due to the gain from the Zerust India acquisition.

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

Fees for Services Provided to Joint Ventures. NTIC provides certain services to its joint ventures, including consulting, legal, travel, insurance, technical, and marketing services based on licensing or other agreements with its joint ventures. NTIC receives fees for these services it provides to its joint ventures based primarily on the net sales by NTIC’s joint ventures, the latter of which are not included in NTIC’s net sales reflected on NTIC’s consolidated statements of operations. The fees for services received by NTIC from its joint ventures are generally determined based on either a flat fee or a percentage of net sales by NTIC’s joint ventures depending on local laws and tax regulations. With respect to EXCOR, NTIC receives an agreed upon fixed quarterly fee for such services. Under NTIC’s agreements with its joint ventures in which the fees for services are described, amounts are earned when product is shipped from joint venture facilities, at which point a sale is deemed to have occurred and results in obligation of the joint venture to pay the royalty and recognition of the fee by NTIC.

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

Remeasurement Gain on Acquisition of Equity Method Investee. Remeasurement gain on acquisition of equity method investee consists of the gain resulting from the acquisition of the remaining 50% ownership interest of Zerust India.

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

Results of Operations

Fiscal Year 2022 Compared to Fiscal Year 2021

The following table sets forth NTIC’s results of operations for fiscal 2022 and fiscal 2021.

	Fiscal 2022	% of Net Sales	Fiscal 2021	% of Net Sales	$ Change	% Change
Net sales, excluding joint ventures	$71,190,801	96.0%	$53,470,623	94.6%	$17,720,178	33.1%
Net sales, to joint ventures	2,968,089	4.0%	3,023,196	5.4%	(55,107)	(1.8)%
Cost of goods sold	51,090,298	68.9%	36,920,814	65.4%	14,169,484	38.4%
Equity in income from joint ventures	4,725,918	6.4%	7,465,214	13.2%	(2,739,296)	(36.7)%
Fees for services provided to joint ventures	5,767,682	7.8%	5,964,260	10.6%	(196,578)	(3.3)%
Selling expenses	13,038,180	17.6%	12,016,974	21.3%	1,021,206	8.5%
General and administrative expenses	10,600,603	14.3%	8,262,173	14.6%	2,338,430	28.3%
Research and development expenses	4,775,334	6.4%	4,400,479	7.8%	374,855	8.5%

Net Sales.  NTIC’s consolidated net sales increased 31.3% to $74,158,890 during fiscal 2022 compared to $56,493,819 during fiscal 2021.  NTIC’s consolidated net sales to unaffiliated customers excluding NTIC’s joint ventures increased 33.1% to $71,190,801 during fiscal 2022 compared to $53,470,623 during fiscal 2021.  This increase was primarily a result of $9,967,464 in incremental sales as a result of the Zerust India acquisition during fiscal 2022 and increased demand across all market segments.  Net sales to joint ventures decreased 1.8% to $2,968,089 during fiscal 2022 compared to $3,023,196 during fiscal 2021.

The following table sets forth NTIC’s net sales by product segment for fiscal 2022 and fiscal 2021:

	Fiscal 2022	Fiscal 2021	$ Change	% Change
Total ZERUST® sales	$57,459,382	$45,554,434	$11,904,948	26.1%
Total Natur-Tec® sales	16,699,508	10,939,385	5,760,123	52.7%
Total net sales	$74,158,890	$56,493,819	$17,665,071	31.3%

During fiscal 2022, 77.5% of NTIC’s consolidated net sales were derived from sales of ZERUST® products and services, which increased 26.1% to $57,459,382 compared to $45,554,434 during fiscal 2021.

The following table sets forth NTIC’s net sales of ZERUST® products for fiscal 2022 and fiscal 2021:

	Fiscal 2022	Fiscal 2021	$ Change	% Change
ZERUST® industrial net sales	$49,883,060	$38,737,771	$11,145,289	28.8%
ZERUST® joint venture net sales	2,968,090	3,023,197	(55,107)	(1.8% )
ZERUST® oil & gas net sales	4,608,232	3,793,466	814,766	21.5%
Total ZERUST® net sales	57,459,382	$45,554,434	$11,904,948	26.1%

The increase in NTIC’s consolidated net sales derived from sales of ZERUST® products and services was primarily a result of $9,967,464 in incremental sales as a result of the Zerust India acquisition, increased sales to new and existing customers due to increased global demand and targeted price increases on certain products, partially offset by decreased demand in the automotive industry and a decrease in joint venture net sales, including in particular in Europe which has been subject to geopolitical uncertainty. Overall, demand for ZERUST® products and services depends heavily on the overall health of the market segments to which NTIC sells its products, including the automotive, oil and gas, agriculture, and mining markets in particular. Beginning in fiscal 2021 and continuing in fiscal 2022, the automotive industry experienced a microchip shortage that has decreased the production of vehicles. This decreased production has decreased demand for ZERUST® products and services within the automotive industry. The microchip shortage and the corresponding decrease in the production of vehicles is anticipated to continue into fiscal 2023.

ZERUST® oil and gas net sales increased 21.5% during fiscal 2022 compared to fiscal 2021 primarily as a result of new opportunities with new customers, partially offset by reduced demand as a result of the COVID-19 pandemic. NTIC anticipates that its sales of ZERUST® products and services into the oil and gas industry will continue to remain subject to significant volatility from quarter to quarter as sales are recognized, specifically due to the volatility of oil prices. Demand for oil and gas products around the world depends primarily on market acceptance and the reach of NTIC’s distribution network. Because of the typical size of individual orders and overall size of NTIC’s net sales derived from sales of oil and gas products, the timing of one or more orders can materially affect NTIC’s quarterly sales compared to prior fiscal year quarters.

During fiscal 2022, 22.5% of NTIC’s consolidated net sales were derived from sales of Natur-Tec® products, compared to 19.4% during fiscal 2021. Sales of Natur-Tec® products increased 52.7% to $16,699,508 during fiscal 2022 compared to $10,939,385 during fiscal 2021 as a result of increased global demand. The COVID pandemic has adversely impacted demand for Natur-Tec® products from across the apparel industry, as well as many large users of bioplastics, including college campuses, stadiums, arenas, restaurants, and corporate office complexes. NTIC has experienced a recovery in many of these areas to pre-pandemic levels, but still expects some of these customers will be the last businesses to fully re-open and operate at full pre-pandemic capacities, and accordingly, anticipates that the COVID-19 pandemic will continue to adversely affect sales of Natur-Tec® products into fiscal 2023.

Cost of Goods Sold. Cost of goods sold increased 38.4% in fiscal 2022 compared to fiscal 2021 primarily as a result of the increase in net sales, as described above, and price increases on raw materials used in NTIC’s products, as well as increased labor and shipping costs. Cost of goods sold as a percentage of net sales increased to 68.9% during fiscal 2022 compared to 65.4% during fiscal 2021 primarily due to price increases on raw materials used in NTIC’s products, as well as increased labor and shipping costs. Although NTIC has taken certain actions to address inflationary pressures and pass on as much of the related cost increases to its customers as possible, it expects some of these inflationary pressures to persist into fiscal 2023. Some improvements from these actions as well as some improvements in gross margin were realized during the second half of fiscal 2022.

Equity in Income from Joint Ventures. NTIC’s equity in income from joint ventures decreased 36.7% to $4,725,918 during fiscal 2022 compared to $7,465,214 during fiscal 2021. This decrease was primarily due to the fact that Zerust India is now a consolidated subsidiary within NTIC’s financial statements and an increase in operating expenses and a decrease in gross margins at the joint ventures. NTIC’s equity in income from joint ventures fluctuates based on net sales and profitability of the joint ventures during the respective periods. Of the total equity in income from joint ventures, NTIC had equity in income from joint ventures of $3,236,989 attributable to EXCOR during fiscal 2022 compared to $4,400,403 attributable to EXCOR during fiscal 2021. NTIC had equity in income of all other joint ventures of $1,488,929 during fiscal 2022 compared to $3,064,811 during fiscal 2021.

Fees for Services Provided to Joint Ventures. NTIC recognized fee income for services provided to joint ventures of $5,767,682 during fiscal 2022 compared to $5,964,260 during fiscal 2021, representing a decrease of 3.3%, or $196,578. Fee income for services provided to joint ventures is traditionally a function of the sales made by NTIC’s joint ventures; however, at various joint ventures, the fee income for services is a fixed amount that does not fluctuate with the increases in sales which was experienced by certain joint ventures during fiscal 2022. Additionally, during fiscal 2022, NTI Asean recovered $681,859 in previously written-off fees related to the termination of its joint venture in China in fiscal 2015, which partially offset decreased fees for services provided to joint ventures during fiscal 2022. Total net sales of NTIC’s joint ventures decreased $16,876,802 to $104,077,748 during fiscal 2022 compared to $120,954,550 during fiscal 2021, representing a decrease of 14.0%. This decrease was primarily a result of decreased demand during fiscal 2022 due in part to geopolitical uncertainty and the Zerust India acquisition since its sales were included in NTIC’s net sales in fiscal 2022 but not fiscal 2021. Net sales of NTIC’s joint ventures are not included in NTIC’s product sales and are not included in NTIC’s consolidated financial statements. Of the total fee income for services provided to joint ventures, fees of $834,725 were attributable to EXCOR during fiscal 2022 compared to $920,902 attributable to EXCOR during fiscal 2021.

Selling Expenses. NTIC’s selling expenses increased 8.5% in fiscal 2022 compared to fiscal 2021 due primarily to incremental expenses due to the Zerust India acquisition, as well as an increase in travel and personnel expenses compared to the expenses incurred during fiscal 2021. Selling expenses as a percentage of net sales decreased to 17.6% for fiscal 2022 compared to 21.3% in fiscal 2021 primarily due to the increase in net sales, partially offset by the increased selling expenses, as previously described.

General and Administrative Expenses. NTIC’s general and administrative expenses increased 28.3% in fiscal 2022 compared to fiscal 2021 primarily due to incremental expenses due to the Zerust India acquisition and transaction expenses incurred to complete the acquisition, as well as increased travel and personnel expenses compared to the expenses incurred during fiscal 2021. As a percentage of net sales, general and administrative expenses decreased to 14.3% for fiscal 2022 from 14.6% for fiscal 2021 primarily due to the increase in net sales, partially offset by the increase in general and administrative expenses.

Research and Development Expenses. NTIC’s research and development expenses increased 8.5% in fiscal 2022 compared to fiscal 2021 primarily due to increased personnel and development efforts.

Interest Income. NTIC’s interest income decreased to $49,241 in fiscal 2022 compared to $151,875 in fiscal 2021 due primarily to changes to the invested cash balances.

Interest Expense. NTIC’s interest expense increased to $89,096 in fiscal 2022 compared to $16,086 in fiscal 2021 due primarily to increased outstanding borrowings under the line of credit during fiscal 2022 and increased interest rates during fiscal 2022 compared to fiscal 2021.

Remeasurement Gain on Acquisition of Equity Method Investee. Authoritative guidance on accounting for business combinations requires that an acquirer re-measure its previously held equity interest in the acquisition at its acquisition date fair value and recognize the resulting gain or loss in earnings. As such, since NTIC acquired the remaining 50% ownership interest of Zerust India effective September 1, 2021, NTIC recognized a gain of $3,951,550 during fiscal 2022. This gain is included in “Remeasurement gain on acquisition of equity method investee” on NTIC’s consolidated statements of operations.

Income Before Income Tax Expense. NTIC had income before income tax expense of $9,059,770 for fiscal 2022 compared to income before income tax expense of $8,458,642 for fiscal 2021.

Income Tax Expense. Income tax expense was $1,873,836 during fiscal 2022 compared to $1,461,905 during fiscal 2021 for an effective tax rate of 20.7% and 17.3%, respectively.

NTIC considers the earnings of certain foreign joint ventures to be indefinitely invested outside the United States on the basis of estimates that NTIC’s future domestic cash generation will be sufficient to meet future domestic cash needs. As a result, U.S. income and foreign withholding taxes have not been recognized on the cumulative undistributed earnings of $21,256,923 and $24,702,778 as of August 31, 2022 and August 31, 2021, respectively. To the extent undistributed earnings of NTIC’s joint ventures are distributed in the future, they are not expected to result in any material additional income tax liability after the application of foreign tax credits.

Net Income Attributable to NTIC. Net income attributable to NTIC was $6,324,700, or $0.66 per diluted common share, for fiscal 2022 compared to net income attributable to NTIC of $6,281,238, or $0.64 per diluted common share, for fiscal 2021, an increase of $43,462 or $0.02 per diluted share. This increase was primarily due an increase in gross margin and the remeasurement gain related to the acquisition of Zerust India of $3,951,550 included in “Remeasurement gain on acquisition of equity method investee” on NTIC’s consolidated statements of operations, partially offset by increases in operating expenses and cost of goods sold and decreases in joint venture income contribution.

NTIC anticipates that its earnings will continue to be adversely affected by both the COVID-19 pandemic and worldwide supply disruptions, among other factors. Additionally, NTIC anticipates that its quarterly net income will continue to remain subject to significant volatility primarily due to the financial performance of its subsidiaries and joint ventures, sales of its ZERUST® products and services into the oil and gas industry, and sales of its Natur-Tec® bioplastics products, which sales fluctuate more on a quarterly basis than the traditional ZERUST® business.

Other Comprehensive Income – Foreign Currency Translations Adjustment. The changes in the foreign currency translations adjustment were due to the fluctuation of the U.S. dollar compared to the Euro and other foreign currencies during fiscal 2022 compared to fiscal 2021.

Liquidity and Capital Resources

Sources of Cash and Working Capital. NTIC’s working capital, defined as current assets less current liabilities, was $23,169,480 as of August 31, 2022, including $5,333,890 in cash and cash equivalents and $5,590 in available for sale securities, compared to $25,230,893 as of August 31, 2021, including $7,680,641 in cash and cash equivalents and $4,634 in available for sale securities.

NTIC has a revolving line of credit with PNC Bank of $7,000,000, which was increased from $5,000,000 effective as of May 20, 2022 to allow for financial flexibility, and was scheduled to decrease back to $5,000,000 effective as of August 16, 2022. Subsequently, to maintain future financial flexibility, on August 8, 2022, NTIC and PNC Bank entered into an Amended and Restated Revolving Line of Credit Note and agreed to keep the line of credit at $7,000,000 until its maturity date, January 7, 2023. As of August 31, 2022, $5,900,000 was outstanding under the revolving line of credit, compared to no borrowings outstanding as of August 31, 2021. Such outstanding borrowings were used primarily to fund NTIC’s acquisition of the remaining ownership interest of Zerust India. Outstanding advances under the line of credit bear interest at the daily Bloomberg Short-Term Bank Yield Index (BSBY) rate plus 250 basis points (2.50%). The line of credit is scheduled to mature on January 7, 2023. The line of credit is governed under an Amended and Restated Loan Agreement dated August 31, 2021. The loan agreement contains standard covenants, including affirmative financial covenants, such as the maintenance of a minimum fixed charge coverage ratio, and negative covenants, which, among other things, limit the incurrence of additional indebtedness, loans and equity investments, disposition of assets, mergers and consolidations and other matters customarily restricted in such agreements. Under the loan agreement, NTIC is subject to a minimum fixed charge coverage ratio of 1.10:1.00. As of August 31, 2022, NTIC was in compliance with all debt covenants under the Amended and Restated Loan Agreement. As of August 31, 2022, NTIC did not have any letters of credit outstanding with respect to the letter of credit sub-facility available under the revolving line of credit with PNC Bank.

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

NTIC also expects to use some of its capital resources to continue to transition some of its joint ventures as needed or appropriate, which may include additional acquisitions by NTIC of the remaining ownership interests of joint ventures not owned by NTIC or dissolutions or liquidations of one or more of its joint ventures. NTIC terminated its joint venture in Russia in May 2022. The termination of NTIC’s joint venture in Russia did not have a material adverse effect on NTIC’s results of operations or financial condition or its joint venture operations given the immateriality of the operations of this joint venture.

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

Uses of Cash and Cash Flow. Net cash provided by operating activities during fiscal 2022 was $1,146,078, which resulted principally from NTIC’s net income, dividends received from joint ventures, depreciation and amortization expense, stock-based compensation and increases in accounts payable, partially offset by the remeasurement gain on acquisition of equity method investee, deferred income tax and equity in income from joint ventures and an increase in accounts receivable and inventory. Net cash provided by operating activities during fiscal 2021 was $2,892,940, which resulted principally from NTIC’s net income, dividends received from joint ventures, stock-based compensation, depreciation, amortization and increases in accounts payable and accrued liabilities, partially offset by NTIC’s equity in income from joint ventures and an increase in accounts receivable and prepaid expenses and other.

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

NTIC experienced an increase in trade receivables and inventory as of August 31, 2022 compared to August 31, 2021. Trade receivables, excluding joint ventures, as of August 31, 2022 increased $2,091,353 compared to August 31, 2021, primarily related to an increase in sales.

Outstanding trade receivables, excluding joint ventures balances, as of August 31, 2022 decreased by an average of 3 days to an average of 72 days from balances outstanding from these customers as of August 31, 2021.

Outstanding trade receivables from joint ventures as of August 31, 2022 increased $73,053 compared to August 31, 2021 primarily due to the timing of payments. Outstanding balances from trade receivables from joint ventures increased by an average of 10 days as of August 31, 2022 to an average of 85 days from an average of 75 days from balances outstanding from these customers compared to August 31, 2021. The average days outstanding of trade receivables from joint ventures as of August 31, 2022 were primarily due to the receivables balances at South Korea and Thailand.

Outstanding receivables for services provided to joint ventures as of August 31, 2022 increased $259,990 compared to August 31, 2021, and the average days to pay increased an average of 20 days to an average of 112 days compared to August 31, 2021.

Net cash used in investing activities during fiscal 2022 was $7,108,174, which was primarily the result of the purchase of the remaining 50% ownership interest in Zerust India, purchases of property and equipment, investment in joint venture and investments in patents. Net cash used in investing activities during fiscal 2021 was $103,316, which was primarily the result of the purchase of available for sale securities, purchases of property and equipment and investments in patents, partially offset by proceeds from the sale of available for sale securities.

Net cash provided by financing activities for fiscal 2022 was $3,188,377, which resulted from borrowings under the line of credit and proceeds from the exercise of stock options and NTIC’s employee stock purchase plan, partially offset by dividends paid on NTIC common stock and dividends received by non-controlling interest. Net cash used in financing activities for fiscal 2021 was $1,522,209, which resulted from dividends paid on NTIC common stock and dividends paid to a non-controlling interest, partially offset by proceeds from NTIC’s employee stock purchase plan and proceeds from stock option exercises.

Share Repurchase Plan. On January 15, 2015, NTIC’s Board of Directors authorized the repurchase of up to $3,000,000 in shares of NTIC common stock through open market purchases or unsolicited or solicited privately negotiated transactions. This program has no expiration date but may be terminated by NTIC’s Board of Directors at any time. No repurchases occurred during fiscal 2022 or fiscal 2021. As of August 31, 2022, up to $2,640,548 in shares of NTIC common stock remained available for repurchase under NTIC’s stock repurchase program.

Cash Dividends. During fiscal 2022, NTIC’s Board of Directors declared cash dividends on the following dates in the following amounts to holders of record of NTIC common stock as of the following record dates:

Declaration Date	Amount	Record Date	Payable Date
October 20, 2021	$0.07	November 3, 2021	November 17, 2021
January 21, 2022	$0.07	February 2, 2022	February 16, 2022
April 22, 2022	$0.07	May 4, 2022	May 18, 2022
July 20, 2022	$0.07	August 3, 2022	August 17, 2022

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

Capital Expenditures and Commitments. NTIC spent $1,496,674 on capital expenditures during fiscal 2022, which related primarily to the purchase of new equipment and facility improvements. NTIC expects to spend an aggregate of approximately $1,200,000 to $1,500,000 on capital expenditures during fiscal 2023, which it expects will relate primarily to the purchase of new equipment and facility improvements.

Inflation and Seasonality

Although inflation in the United States and abroad historically has had little effect on NTIC, inflationary pressures adversely affected NTIC’s gross margins during fiscal 2022 and are expected to persist into fiscal 2023.

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

Any outstanding advances under NTIC’s revolving line of credit with PNC Bank bear interest at an annual rate based on daily BSBY plus 2.50%. As of August 31, 2022, NTIC had borrowings of $5,900,000 under the line of credit that existed as of that date.

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

NTIC established its joint venture network approximately 30 years ago as a method to increase its worldwide distribution network for ZERUST® rust and corrosion inhibiting products and services. NTIC participates, either directly or indirectly, in 16 active joint venture arrangements in North America, Europe, and Asia. Each of these joint ventures generally manufactures and markets finished products in the geographic territory to which it is assigned. NTIC’s joint venture partners are knowledgeable in the applicable environmental, labor, tax, and other requisite regulations and laws of the respective foreign countries in which they operate, as well as the local customs and business practices. NTIC’s revenue recognition policy for sales to its joint ventures is the same as its policy for sales to unaffiliated customers.

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

Principles of Consolidation

NTIC evaluates its voting and variable interests in entities on a qualitative and quantitative basis. NTIC consolidates entities in which it concludes it has the power to direct the activities that most significantly impact an entity’s economic success and has the obligation to absorb losses or the right to receive benefits that could be significant to the entity. All such relationships are evaluated on an ongoing basis. The consolidated financial statements included in this report include the accounts of Northern Technologies International Corporation, its wholly-owned subsidiaries, Northern Technologies Holding Company, LLC, NTIC (Shanghai) Co., Ltd., NTIC Europe GmbH and ZERUST-EXCOR MEXICO, S. de R.L. de C.V., NTIC’s majority-owned subsidiary in Brazil, Zerust Prevenção de Corrosão S.A., NTIC’s majority-owned holding company, NTI Asean LLC, and NTIC’s majority-owned subsidiary in India, Natur-Tec India Private Limited, Natur-Tec Lanka, Zerust Singapore Pte Ltd (Zerust Singapore) and Zerust Vietnam Co. Ltd (Zerust Vietnam). NTIC’s consolidated financial statements do not include the accounts of any of its joint ventures. Effective as of September 1, 2021, HNTI Limited has been consolidated in NTIC’s consolidated financial statements.

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

Investments at Carrying Value

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

Goodwill Impairment

Goodwill represents the excess purchase price over the fair value of tangible net assets acquired in acquisitions after amounts have been allocated to intangible assets. Goodwill is tested for impairment annually (at August 31), or more frequently when events or changes in circumstances indicate that the asset might be impaired. Examples of such events or circumstances include, but are not limited to, a significant adverse change in legal or business climate, an adverse regulatory action or unanticipated competition.

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

NTIC (excluding NTIC China, Zerust Brazil, Natur-Tec India, Natur-Tec Lanka, NTI Asean, Zerust Singapore, Zerust Vietnam, Zerust Mexico, Zerust India, NTI Europe, and NTIC’s joint ventures) conducts all foreign transactions based on the U.S. dollar. Since NTIC’s investments in its joint ventures are accounted for using the equity method, any changes in foreign currency exchange rates would be reflected as a foreign currency translation adjustment and would not change the equity in income from joint ventures reflected in NTIC’s consolidated statements of operations.

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

Any outstanding advances under NTIC’s revolving line of credit with PNC Bank bear interest at an annual rate based on daily BSBY plus 2.50%. As of August 31, 2022, NTIC had borrowings of $5,900,000 under the line of credit that existed as of that date.

Item 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following items are included herein:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Northern Technologies International Corporation and Subsidiaries:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Northern Technologies International Corporation and Subsidiaries (the "Company") as of August 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, equity, and cash flows, for each of the two years in the period ended August 31, 2022, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended August 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Accounting for the Attainment of Control of Harita-NTI Limited Joint Venture

Critical Audit Matter Description

As described in Note 3 to the consolidated financial statements, the Company completed the accounting for the acquisition of the remaining 50% ownership interest in Harita-NTI Limited (Harita) during the year ended August 31, 2022. The acquisition was accounted for as a business combination. The Company measured the fair value of the previously held equity interest in Harita and recorded a gain.  The Company then measured the assets acquired and liabilities assumed at fair value, which resulted in the recognition of a customer relationship intangible asset and goodwill.

The valuation of the fair value of the previously held equity interest and customer relationship intangible asset is complex and judgmental due to the use of subjective assumptions in the valuation models used by management when determining the estimated fair values of the asset and the previously held equity interest. The determination of the fair values of the intangible asset and the previously held equity interest requires management to make significant estimates and assumptions related to forecasts of future revenues, expenses, discount rates, risk-free rates, weighted-average cost of capital, equity risk premium, control premiums and royalty rates.

Auditing management’s valuation of the acquired intangible asset and the previously held equity interest is complex due to the judgments required to evaluate management’s previously noted estimates and assumptions.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included:

●

Obtained an understanding of the design and implementation of internal controls relating to the evaluation of the assumptions used to estimate the fair value of the customer relationship intangible asset acquired and previously held equity interest.

●

Substantively tested, with the assistance of firm personnel with experience in the application of fair value and valuation methodologies, the appropriateness of the judgments and assumptions used in management’s estimation process for determining the fair value of the customer relationship intangible asset acquired and the previously held equity interest, including:

o	Tested the mathematical accuracy of the calculations performed along with assessing the completeness of the information used in the calculations.
o

Evaluated the appropriateness of the valuation methodologies used, as well as the key assumptions and inputs used, including cash flow projections, discount rate, risk-free rate, weighted-average cost of capital, equity risk premium, control premiums and royalty rates.

o	Performed sensitivity analyses to evaluate the changes in the fair value of the intangible assets that would result from changes in the assumptions.
o	Compared significant assumptions used by management to current industry and competitor data, historical results, third-party market data and evidence obtained in other areas of the audit.

/s/ Baker Tilly US, LLP

We have served as the Company's auditor since 2004.

Minneapolis, Minnesota

November 15, 2022

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - AUGUST 31, 2022 AND 2021

	August 31, 2022	August 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,333,890	$7,680,641
Available for sale securities	5,590	4,634
Receivables:
Trade excluding joint ventures, less allowance for doubtful accounts of $439,000 as of August 31, 2022 and $382,000 as of August 31, 2021	14,136,930	11,128,805
Trade, joint ventures	697,861	624,808
Fees for services provided to joint ventures	1,765,117	1,505,127
Income taxes	-	386,574
Inventories	16,341,729	11,114,207
Prepaid expenses	1,953,764	1,302,293
Total current assets	40,234,881	33,747,089

PROPERTY AND EQUIPMENT, NET	12,170,493	11,821,458

OTHER ASSETS:
Investments in joint ventures	21,814,754	27,623,768
Deferred income taxes	-	92,554
Patents and trademarks, net	710,011	709,572
Goodwill	4,782,376	—
Intangible asset, net	5,923,867	—
Operating lease right of use assets	557,571	376,438
Total other assets	33,788,579	28,802,332
Total assets	$86,193,953	$74,370,879
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,796,494	$4,290,972
Line of credit	5,900,000	—
Income taxes payable	30,742	178,923
Accrued liabilities:
Payroll and related benefits	2,297,543	2,879,468
Other	667,292	894,497
Current portion of operating lease	373,330	272,336
Total current liabilities	17,065,401	8,516,196
LONG-TERM LIABILITIES:
Deferred income tax, net	1,700,015	—
Operating lease, less current portion	184,241	104,102
Total long-term liabilities	1,884,256	104,102

COMMITMENTS AND CONTINGENCIES (Note 17)
EQUITY:
Preferred stock, no par value; authorized 10,000 shares; none issued and outstanding	—	—
Common stock, $0.02 par value per share; authorized 15,000,000 shares as of August 31, 2022 and August 31, 2021; issued and outstanding 9,232,483 and 9,184,811, respectively	184,650	183,696
Additional paid-in capital	19,939,131	18,736,268
Retained earnings	50,716,613	46,973,092
Accumulated other comprehensive loss	(7,245,132)	(3,525,030)
Stockholders’ equity	63,595,262	62,368,026
Non-controlling interests	3,649,034	3,382,555
Total equity	67,244,296	65,750,581
Total liabilities and equity	$86,193,953	$74,370,879

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED AUGUST 31, 2022 AND 2021

	2022	2021
NET SALES:
Net sales, excluding joint ventures	$71,190,801	$53,470,623
Net sales, to joint ventures	2,968,089	3,023,196
Total net sales	74,158,890	56,493,819
Cost of goods sold	51,090,298	36,920,814
Gross profit	23,068,592	19,573,005

JOINT VENTURE OPERATIONS:
Equity in income from joint ventures	4,725,918	7,465,214
Fees for services provided to joint ventures	5,767,682	5,964,260
To Total joint venture operations	10,493,600	13,429,474

OPERATING EXPENSES:
Selling expenses	13,038,180	12,016,974
General and administrative expenses	10,600,603	8,262,173
Research and development expenses	4,775,334	4,400,479
Total operating expenses	28,414,117	24,679,626

OPERATING INCOME	5,148,075	8,322,853

REMEASUREMENT GAIN ON ACQUISITION OF EQUITY METHOD INVESTEE	3,951,550	—
INTEREST INCOME	49,241	151,875
INTEREST EXPENSE	(89,096)	(16,086)

INCOME BEFORE INCOME TAX EXPENSE	9,059,770	8,458,642

INCOME TAX EXPENSE	1,873,836	1,461,905

NET INCOME	7,185,934	6,996,737

NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	861,234	715,499

NET INCOME ATTRIBUTABLE TO NTIC	$6,324,700	$6,281,238

NET INCOME ATTRIBUTABLE TO NTIC PER COMMON SHARE:
Basic	$0.69	$0.69
Diluted	$0.66	$0.64

WEIGHTED AVERAGE COMMON SHARES ASSUMED OUTSTANDING:
Basic	9,216,216	9,116,472
Diluted	9,635,028	9,874,139
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.28	$0.195

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED AUGUST 31, 2022 AND 2021

	2022	2021
NET INCOME	$7,185,934	$6,996,737
OTHER COMPREHENSIVE INCOME – FOREIGN CURRENCY TRANSLATION ADJUSTMENT	(3,912,128)	(92,562)

COMPREHENSIVE INCOME	3,273,806	6,904,175

LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	(669,208)	(737,529)

COMPREHENSIVE INCOME ATTRIBUTABLE TO NTIC	$2,604,598	$6,166,646

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

YEARS ENDED AUGUST 31, 2022 AND 2021

	STOCKHOLDERS’ EQUITY
					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	Controlling	Total
	Shares	Amount	Capital	Earnings	Loss	Interests	Equity

BALANCE AT AUGUST 31, 2020	9,099,990	$182,000	$17,415,043	$42,472,810	$(3,410,438)	$3,045,026	$59,704,441
Stock options exercised	74,950	1,499	582,915	—	—	—	584,414
Stock issued for employee stock purchase plan	9,871	197	74,136	—	—	—	74,333
Stock option expense	—	—	664,174	—	—	—	664,174
Dividends paid to stockholders	—-	—	—	(1,780,956)	—-	—	(1,780,956)
Dividend received by non-controlling interest	—	—	—	—	—	(400,000)	(400,000)
Net income	—	—	—	6,281,238	—	715,499	6,996,737
Other comprehensive income (loss)	—	—	—	—	(114,592)	22,030	(92,562)
BALANCE AT AUGUST 31, 2021	9,184,811	$183,696	$18,736,268	$46,973,092	$(3,525,030)	$3,382,555	$65,750,581
Stock options exercised	42,071	842	197,798	—	—	—	198,640
Stock issued for employee stock purchase plan	5,601	112	73,533	—	—	—	73,645
Stock option expense	—	—	931,532	—	—	—	931,532
Dividends paid to stockholders	—-	—	—	(2,581,179)	—-	—	(2,581,179)
Dividend received by non-controlling interest	—	—	—	—	—	(402,729)	(402,729)
Net income	—	—	—	6,324,700	—	861,234	7,185,934
Other comprehensive loss	—	—	—	—	(3,720,102)	(192,026)	(3,912,128)
BALANCE AT AUGUST 31, 2022	9,232,483	$184,650	$19,939,131	$50,716,613	$(7,245,132)	$3,649,034	$67,244,296

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED AUGUST 31, 2022 AND 2021

	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,185,934	$6,996,737
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	931,532	664,174
Depreciation expense	938,489	905,299
Amortization expense	629,843	203,088
Remeasurement gain on acquisition of equity method investee	(3,951,550)	—
Change in allowance for doubtful accounts	57,000	262,000
Equity in income from joint ventures	(4,725,918)	(7,465,214)
Dividends received from joint ventures	5,723,176	3,665,365
Deferred income taxes	(81,500)	114,620
Changes in current assets and liabilities:
Receivables:
Trade, excluding joint ventures	(2,091,353)	(3,030,655)
Trade, joint ventures	(73,053)	(148,908)
Fees for services provided to joint ventures	(259,550)	(577,841)
Income taxes	284,025	(362,438)
Inventories	(4,818,860)	58,314
Prepaid expenses and other	3,111	(487,771)
Accounts payable	3,010,526	866,597
Income tax payable	(493,091)	(160,231)
Accrued liabilities	(1,122,713)	1,389,804
Net cash provided by operating activities	1,146,078	2,892,940

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Zerust India business, net of cash acquired (see Note 3)	(5,062,003)	—
Investment in joint venture	(341,392)	-
Purchase of available for sale securities	-	(800,000)
Proceeds from the sale of available for sale securities	(956)	6,340,088
Purchases of property and equipment	(1,496,674)	(5,532,750)
Investments in patents	(207,149)	(110,654)
Net cash used in investing activities	(7,108,174)	(103,316)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividend received by non-controlling interest	(402,729)	(400,000)
Proceeds from line of credit	5,900,000	—
Dividends paid on NTIC common stock	(2,581,179)	(1,780,956)
Proceeds from employee stock purchase plan	73,645	74,333
Proceeds from exercise of stock options	198,640	584,414
Net cash provided by (used in) financing activities	3,188,377	(1,522,209)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	426,968	10,194

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,346,751)	1,277,609
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	7,680,641	6,403,032

CASH AND CASH EQUIVALENTS AT END OF YEAR	$5,333,890	$7,680,641

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED AUGUST 31, 2022 AND 2021

1.         NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business – Northern Technologies International Corporation and its Subsidiaries (collectively, the Company) develop and market proprietary environmentally beneficial products and services in over 65 countries either directly or via a network of joint ventures, independent distributors, and agents. The Company’s primary business is corrosion prevention marketed mainly under the ZERUST® brand. The Company has been selling its proprietary ZERUST® rust and corrosion prevention products and services to the automotive, electronics, electrical, mechanical, military, and retail consumer markets for almost 50 years and, more recently, has also expanded into the oil and gas industry. The Company also sells a portfolio of proprietary bio-based and certified compostable (fully biodegradable) polymer resin compounds and finished products under the Natur-Tec® brand. These products are intended to reduce the Company’s customers’ carbon footprint and provide environmentally sound disposal options. The Company’s two operating segments are ZERUST and Natur-Tec.

The Company participates, either directly or indirectly, in 16 active joint venture arrangements in North America, Europe, and Asia. Each of these joint ventures generally manufactures and markets products in the geographic territory to which it is assigned. While most of the Company’s joint ventures exclusively sell rust and corrosion inhibiting products, some of the joint ventures also sell the Company’s Natur-Tec® resin compounds and finished products. The profits of joint ventures are shared by the respective joint venture owners in accordance with their respective ownership percentages. The Company typically owns 50% or less of its joint venture entities and does not control the decisions of these entities, including dividend declaration or amount in any given year.

Impact of COVID-19 Pandemic – As a result of the novel coronavirus (COVID-19) pandemic and related government mandated restrictions on the Company’s business as well as the businesses of its joint ventures, customers and suppliers, disruption to the Company’s business and the manufacture and sale of its products and services continued to occur during fiscal 2022 and is expected to continue into fiscal 2023. In fiscal 2022, the Company continued to be impacted by shipping issues, including freight container shortages, shipping delays, and increased costs, and supply chain issues, including longer lead times and raw material cost increases.

Principles of Consolidation – NTIC evaluates its voting and variable interests in entities on a qualitative and quantitative basis. NTIC consolidates entities in which it concludes it has the power to direct the activities that most significantly impact an entity’s economic success and has the obligation to absorb losses or the right to receive benefits that could be significant to the entity. The consolidated financial statements include the accounts of Northern Technologies International Corporation, its wholly-owned subsidiaries, Northern Technologies Holding Company, LLC, NTIC (Shanghai) Co., Ltd. (NTIC China), ZERUST-EXCOR MEXICO, S. de R.L. de C.V (Zerust Mexico), NTIC Europe GmbH (NTI Europe), NTIC’s majority-owned subsidiary in India, Natur-Tec India Private Limited (Natur-Tec India), NTIC’s majority-owned subsidiary in Brazil, Zerust Prevenção de Corrosão S.A. (Zerust Brazil), NTIC’s majority-owned subsidiary in Sri Lanka, Natur Tec Lanka (Pvt) Ltd (Natur Tec Lanka), and NTIC’s majority-owned holding company, NTI Asean LLC (NTI Asean), and its wholly owned subsidiaries Zerust Singapore Pte Ltd (Zerust Singapore) and Zerust Vietnam Co. Ltd (Zerust Vietnam). NTIC’s consolidated financial statements do not include the accounts of any of its joint ventures. Effective as of September 1, 2021, HNTI Limited (Zerust India) has been consolidated in the Company’s consolidated financial statements since the Company purchased the remaining 50% ownership interest of Zerust India effective as of September 1, 2021.

Non-Controlling Interests – The Company owns 75% of Natur-Tec India, 75% of Natur Tec Lanka, 85% of Zerust Brazil, 60% of NTI Asean, Zerust Singapore Pte Ltd and Zerust Vietnam Co Ltd.  The remaining ownership of the consolidated entities are accounted for as non-controlling interests and reported as part of equity in the consolidated financial statements. The Company allocates gains and losses to the non-controlling interest even when such allocation results in a deficit balance, reducing the losses attributed to the controlling interest. Changes in ownership interests are treated as equity transactions if the Company maintains control.

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

Performance Obligations – A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. A contract’s transaction price is allocated to each distinct performance obligation in proportion to its standalone selling price and recognized as revenue when, or as, the performance obligation is satisfied. The Company’s various performance obligations and the timing or method of revenue recognition are discussed below. The Company’s technical service consultants work directly with the end users of NTIC’s ZERUST® rust and corrosion inhibiting products to analyze their specific needs and develop systems to meet their performance requirements.

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

International Revenue – The Company markets its products to numerous countries in North America, Europe, Latin America, Asia, and other parts of the world. See Note 13, Segment and Geographic Information, for information regarding revenue disaggregation by geography.

Trade Receivables – Payment terms for the Company’s unaffiliated customers are determined based on credit risk and vary by customer. The Company typically offers standard payment terms to unaffiliated customers of net 30 days. The Company does not accrue interest on past due accounts receivable. The Company reviews the credit histories of its customers before extending unsecured credit. The Company presents accounts and notes receivable net of an allowance for doubtful accounts. Each quarter, the Company prepares an analysis of its ability to collect outstanding receivables that provides a basis for an allowance estimate for doubtful accounts. In doing so, the Company evaluates the age of its receivables, past collection history, current financial conditions of key customers and its joint ventures, and economic conditions. Based on this evaluation, the Company establishes a reserve for specific accounts and notes receivable that it believes are uncollectible, as well as an estimate of uncollectible receivables not specifically known. The Company believes that an analysis of historical trends and its current knowledge of potential collection problems provide the Company with sufficient information to establish a reasonable estimate for an allowance for doubtful accounts. In the event the Company determines that a smaller or larger uncollectible accounts reserve is appropriate, the Company records a credit or charge to selling expense in the period that it made such determination. Accounts receivable have been reduced by an allowance for uncollectible accounts of $439,000 and $382,000 as of August 31, 2022 and August 31, 2021, respectively. Accounts are considered past due based on terms agreed upon between the Company and the customer. Accounts receivable are written-off only after all collection attempts have failed and are based on individual credit evaluation and specific circumstances of the customer.

Trade Receivables from Joint Ventures – Trade receivables from joint ventures arise from sales of products the Company makes to its joint ventures. Payment terms for the Company’s joint ventures also are determined based on credit risk; however, additional consideration is given to the individual joint venture due to the transportation time associated with ocean delivery of most products and certain other factors. Generally, accounts receivable from the Company’s joint ventures unpaid after 90 days are considered past due. The Company does not accrue interest on past due balances. The Company periodically reviews amounts due from its joint ventures for collectability and, based on past experience and continuous review of the balances due, determined that an allowance for doubtful accounts related to its joint venture receivables was not necessary as of August 31, 2022 or 2021.

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

Investments in Joint Ventures – Investments in the Company’s joint ventures are accounted for using the equity method. Under the equity method, investments are initially recorded at cost and are adjusted for dividends, distributed and undistributed earnings and losses, changes in foreign currency exchange rates, and additional investments. In the event the Company’s share of a joint venture’s cumulative losses exceeds the Company’s investment balance, the balance is reported at zero value until proportionate income exceeds the losses. The Company assesses its joint ventures for impairment on an annual basis as of August 31 of each year as part of its fiscal year end analysis. In addition to the annual review for impairment, the Company reviews the operating results of each joint venture on a quarterly basis in comparison to its historical operating results and its accrual of fees for services provided to joint ventures. If the operating results of a joint venture do not meet financial performance expectations, an additional evaluation is performed on the joint venture. The Company’s evaluation of its investments in joint ventures requires the Company to make assumptions about future cash flows of its joint ventures. These assumptions require significant judgment, and actual results may differ from assumed or estimated amounts. All investments in joint ventures had positive equity as of August 31, 2022 and 2021. The Company considers any of its joint ventures to be significant and discloses entity specific financial information if the joint venture’s income or assets make up more than 20% of the Company’s total assets or income.

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

Acquisitions of Businesses - Business combinations are accounted for under the acquisition method. Identifiable assets acquired and liabilities and contingent liabilities assumed in a business combination are measured initially at their fair values at the acquisition date. Determining the fair value of assets acquired and liabilities and contingent liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, probabilities of success, discount rates, and asset lives, among other items. The excess of the fair value of the consideration transferred over the fair value of the Company’s share of the identifiable net assets acquired is recorded as goodwill. Acquisition-related expenses are recognized separately from the business combination and are recognized as general and administrative expense as incurred. The Company evaluates the materiality of required disclosures related to our business combinations using quantitative and qualitative measures.

Goodwill and Other Intangible Assets- Goodwill represents the excess purchase price over the fair value of tangible net assets acquired in acquisitions after amounts have been allocated to intangible assets. Goodwill is tested for impairment annually (at August 31), or more frequently when events or changes in circumstances indicate that the asset might be impaired. Examples of such events or circumstances include, but are not limited to, a significant adverse change in legal or business climate, an adverse regulatory action or unanticipated competition.

The Company assesses qualitative factors to determine whether the existence of events or circumstances would indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If after assessing the totality of events or circumstances, the Company were to determine that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, then the Company would perform a quantitative test that compares the fair value to its carrying value to determine the amount of any impairment. The Company has determined there was no goodwill impairment as of August 31, 2022.

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

Foreign Currency Translation (Accumulated Other Comprehensive Income (Loss)) – The functional currency of NTIC China, Zerust Brazil, Natur-Tec India, Natur Tec Lanka, Zerust Mexico, Zerust India, Zerust Singapore, Zerust Vietnam, NTI Europe, and each unconsolidated international joint venture is the applicable local currency. The translation of the applicable foreign currencies into U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average monthly exchange rate. Translation gains or losses are reported as an element of other comprehensive income (loss).

The Company (excluding NTIC China, Zerust Brazil, Natur-Tec India, Natur Tec Lanka, Zerust India, Zerust Singapore, Zerust Vietnam, NTI Asean, Zerust Mexico, NTI Europe, and NTIC’s joint ventures) conducts all foreign transactions based on the U.S. dollar. Since investments in joint ventures are accounted for using the equity method, any changes in foreign currency exchange rates are reflected as a foreign currency translation adjustment and do not change the equity in income from joint ventures reflected in the Company’s consolidated statements of operations.

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

3.         BUSINESS COMBINATION

On September 21, 2021, the Company announced that it acquired the remaining 50% ownership interest in its Indian joint venture, HNTI Limited (Zerust India), for $6,250,000 in cash, effective as of September 1, 2021, the date the Company obtained control. Prior to September 1, 2021, the Company owned 50% of the outstanding capital stock of Zerust India. The Company had historically accounted for this investment under the equity method of accounting. This purchase was funded with cash on hand and borrowings under the Company’s revolving line of credit. The Company undertook the acquisition to enhance its Zerust business in India.

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

Authoritative guidance on accounting for business combinations requires that an acquirer re-measure its previously held equity interest in the acquisition at its acquisition date fair value and recognize the resulting gain or loss in earnings. As such, since the Company acquired the remaining 50% ownership interest of Zerust India effective September 1, 2021, the Company recognized a gain of $3,951,550 during the year ended August 31, 2022. This gain is included in “Remeasurement gain on acquisition of equity method investee” on the Company’s consolidated statements of operations for the year ended August 31, 2022.

The Company has included the financial results of Zerust India in the consolidated financial statements from September 1, 2021. Net revenue and net income related to Zerust India since the date of acquisition totaled $9,961,464 and $659,794, respectively. The transaction costs associated with the acquisition were approximately $115,000 and are recorded in general and administrative expense as incurred during the year ended August 31, 2022.

Unaudited consolidated pro forma information assuming the acquisition had occurred on September 1, 2020 for the year ended August 31, 2021 would have an increase in net sales of $9,074,240 and an increase in the net income of $1,529,615. The unaudited consolidated pro forma combined financial information does not purport to be indicative of the results which would have been obtained had the acquisition been completed as of the beginning of the earliest period presented or of results that may be obtained in the future. In addition, they do not include any benefits that may result from the acquisition due to synergies that may be derived from the elimination of any duplicative costs.

4.         INVENTORIES

Inventories consisted of the following:

	August 31, 2022	August 31, 2021
Production materials	$6,496,656	$4,453,688
Finished goods	9,845,073	6,660,519
	$16,341,729	$11,114,207

5.         PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	August 31, 2022	August 31, 2021
Land	$310,365	$310,365
Buildings and improvements	14,778,759	13,149,258
Machinery and equipment	5,643,320	5,453,679
	20,732,444	18,913,302
Less accumulated depreciation	(8,561,951)	(7,091,844)
	$12,170,493	$11,821,458

6.         PATENTS AND TRADEMARKS, NET

Patents and trademarks, net consisted of the following:

	August 31, 2022	August 31, 2021
Patents and trademarks	$3,225,655	$3,018,507
Less accumulated amortization	(2,515,644)	(2,308,935)
	$710,011	$709,572

Patent and trademark costs are amortized over seven years. Costs incurred related to patents and trademarks are capitalized until filed and approved, at which time the amounts capitalized to date are amortized, and any further costs, including maintenance costs, are expensed as incurred. Amortization expense was $206,710 and $203,088 for the years ended August 31, 2022 and 2021, respectively. Amortization expense is estimated to average $178,000 in each of the next four fiscal years.

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

The Company considers the Company’s joint venture in Germany, Excor Korrosionsschutz – Technologien und Produkte GmbH (EXCOR) to be individually significant to the Company’s consolidated assets and income as of August 31, 2022 and 2021. Zerust India became a wholly owned subsidiary of the Company effective as of September 1, 2021. Financial information from the audited and unaudited financial statements of EXCOR as well as all the Company’s other joint ventures, are summarized as follows:

	As of August 31, 2022
	Total	EXCOR	OTHER
Current assets	$52,428,831	$26,047,914	$26,380,917
Total assets	55,854,457	27,932,532	27,921,925
Current liabilities	10,981,833	2,943,895	8,037,938
Noncurrent liabilities	1,138,980	-	1,138,980
Joint ventures’ equity	43,733,644	24,988,637	18,745,007
Northern Technologies International Corporation’s share of joint ventures’ equity	21,814,754	12,494,320	9,320,434
Northern Technologies International Corporation’s share of joint ventures’ undistributed earnings	21,256,923	12,463,415	8,793,508

	Fiscal Year Ended August 31, 2022
	Total	EXCOR	OTHER
Net sales	$104,077,748	$42,853,162	$61,224,586
Gross profit	41,030,647	20,312,400	20,718,247
Net income	9,302,237	6,487,855	2,814,382
Northern Technologies International Corporation’s share of equity in income of joint ventures	4,725,918	3,236,989	1,488,929
Northern Technologies International Corporation’s dividends received from joint ventures	5,723,176	4,255,200	1,467,976

	As of August 31, 2021
	Total	EXCOR	OTHER(1)
Current assets	$69,394,796	$33,886,655	$35,508,141
Total assets	73,814,402	36,211,520	37,602,882
Current liabilities	16,366,398	5,386,377	10,980,021
Noncurrent liabilities	1,455,524	-	1,455,524
Joint ventures’ equity	55,992,480	30,825,144	25,167,336
Northern Technologies International Corporation’s share of joint ventures’ equity	27,623,768	15,412,574	12,211,194
Northern Technologies International Corporation’s share of joint ventures’ undistributed earnings	24,702,778	14,697,490	10,005,288

	Fiscal Year Ended August 31, 2021
	Total	EXCOR	OTHER(1)
Net sales	$120,954,550	$46,522,688	$74,431,862
Gross profit	53,371,610	25,389,981	27,981,629
Net income	14,921,531	8,798,995	6,122,536
Northern Technologies International Corporation’s share of equity in income of joint ventures	7,465,214	4,400,403	3,064,811
Northern Technologies International Corporation’s dividends received from joint ventures	3,665,365	1,809,900	1,855,465

____________________

(1)	Includes Zerust India since Zerust India was not a consolidated subsidiary of the Company as of August 31, 2021. See Note 3 entitled “Business Combination.”

8.         INTANGIBLE ASSET, NET

Intangible asset, net consisted of the following:

	August 31, 2022	August 31, 2021
Customer relationships	$6,347,000	$—
Less accumulated amortization	(423,133)	—
Net Carrying Amount	$5,923,867	$—

The customer relationships were established as a part of purchase accounting related to our Zerust India acquisition. See Note 3 entitled “Business Combination.” The Company amortizes the intangible asset related to the customer relationships using the straight-line method over the estimated useful lives of the asset, which is 15 years. Total amortization expense was $423,133 for the year ended August 31, 2022. Amortization expense is estimated to be $423,000 in each of the next five fiscal years.

9.         CORPORATE DEBT

The Company has a revolving line of credit with PNC Bank, National Association (PNC Bank) of $7,000,000 as of August 31, 2022. The line of credit has a maturity date of January 7, 2023 and bears interest at an annual rate equal to the daily Bloomberg Short-Term Bank Yield (BSBY) Index plus 250 basis points (2.50%). The line of credit is governed under an Amended and Restated Loan Agreement dated August 31, 2021.

On January 4, 2022, the Company issued an Amended and Restated Revolving Line of Credit Note, which extended the maturity date to January 7, 2023 and revised the rate at which amounts outstanding under the line of credit bear interest to equal a per annum rate equal to the daily BSBY Index plus 250 basis points (2.50%). The other material terms of the line of credit were not affected by these amendments or other immaterial amendments that have been executed since the execution of the Amended and Restated Loan Agreement dated August 31, 2021.

On May 20, 2022, to maintain financial flexibility, the Company issued an Amended and Restated Revolving Line of Credit Note to PNC Bank, which increased the Company’s line of credit from $5,000,000 to $7,000,000 until August 16, 2022, at which time the line of credit was scheduled to go decrease back to $5,000,000 until its expiration date on January 7, 2023. Subsequently, to maintain future financial flexibility, on August 8, 2022, NTIC and PNC Bank entered into an Amended and Restated Revolving Line of Credit Note and agreed to keep the line of credit at $7,000,000 until its maturity date.

Borrowings of $5,900,000 were outstanding under the line of credit as of August 31, 2022 and no amounts were outstanding as of August 31, 2021. Such outstanding borrowings were used primarily to fund the Company’s acquisition of the remaining ownership interest of Zerust India. The average interest rate during the twelve months ended August 31, 2022 was 3.07%.

The obligations of the Company under the loan agreement are secured by a lien on all of the Company’s personal property, excepting certain liens consented to in writing by PNC. The loan agreement contains covenants, including affirmative financial covenants, such as the maintenance of a minimum fixed charge coverage ratio of 1.10:1.00, and negative covenants, which, among other things, limit the incurrence of additional indebtedness, loans and equity investments, disposition of assets, mergers and consolidations and other matters customarily restricted in such agreements. As of August 31, 2022, the Company was in compliance with all debt covenants.

As of August 31, 2022 and August 31, 2021, the Company did not have any letters of credit outstanding with respect to the letter of credit sub-facility available under the revolving line of credit with PNC Bank. As of August 31, 2022 and August 31, 2021, the Company had $72,418 and $104,363, respectively, of letters of credit with JP Morgan Chase Bank that are performance based and set to expire between 2022 and 2023.

10.         STOCKHOLDERS’ EQUITY

During fiscal 2022, NTIC’s Board of Directors declared cash dividends on the following dates in the following amounts to holders of record of NTIC common stock as of the following record dates:

Declaration Date	Amount	Record Date	Payable Date
October 20, 2021	$0.07	November 3, 2021	November 17, 2021
January 21, 2022	$0.07	February 2, 2022	February 16, 2022
April 22, 2022	$0.07	May 4, 2022	May 18, 2022
July 20, 2022	$0.07	August 3, 2022	August 17, 2022

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

During fiscal 2022 and fiscal 2021, the Company repurchased no shares of its common stock.

During fiscal 2022, the Company granted stock options under the Northern Technologies International Corporation 2019 Stock Incentive Plan (as amended, the 2019 Plan) to purchase an aggregate of 174,840 shares of its common stock to various employees and directors. The weighted average per share exercise price of the stock options is $16.97. The exercise price of the stock options is equal to the fair market value of the Company’s common stock on the date of grant. During fiscal 2022, stock options to purchase an aggregate of 51,218 shares of common stock were exercised at a weighted average exercise price of $6.60 per share, resulting in the net issuance of 42,071 shares of common stock since some of the options were exercised on a net cashless exercise basis.

During fiscal 2021, the Company granted stock options under the 2019 Plan to purchase an aggregate of 419,874 shares of its common stock to various employees and directors. The weighted average per share exercise price of the stock options is $8.24. The exercise price of the stock options is equal to the fair market value of the Company’s common stock on the date of grant. During fiscal 2021, stock options to purchase an aggregate of 77,645 shares of common stock were exercised at a weighted average exercise price of $8.18 per share, resulting in the net issuance of 74,950 shares of common stock since some of the options were exercised on a net cashless exercise basis.

The Company issued 2,635 and 4,646 shares of common stock on September 1, 2021 and 2020, respectively, under the Northern Technologies International Corporation Employee Stock Purchase Plan (ESPP). The Company issued 2,966 and 5,225 shares of common stock on March 1, 2022 and 2021, respectively, under the ESPP. The ESPP is compensatory for financial reporting purposes. As of August 31, 2022, 69,221 shares of common stock remained available for sale under the ESPP.

11.         NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share assumes the exercise of stock options using the treasury stock method, if dilutive.

The following is a reconciliation of the net income per share computation for fiscal 2022 and fiscal 2021:

Numerator:	August 31, 2022	August 31, 2021
Net income attributable to NTIC	$6,324,700	$6,281,238

Denominator:
Basic-weighted shares outstanding	9,216,216	9,116,472
Weighted shares assumed upon exercise of stock options	418,812	757,667
Diluted – weighted shares outstanding	9,635,028	9,874,139

Basic net income per share:	$0.69	$0.69
Diluted net income per share:	$0.66	$0.64

The dilutive impact summarized above relates to the periods when the average market price of the Company’s common stock exceeded the exercise price of the potentially dilutive option securities granted. Net income per common share was based on the weighted average number of common shares outstanding during the periods when computing the basic net income per share. When dilutive, stock options are included as equivalents using the treasury stock market method when computing the diluted net income per share. Excluded from the computation of diluted net income per share as of August 31, 2022 were options outstanding to purchase 600,094 shares of common stock. Excluded from the computation of diluted net income per share as of August 31, 2021 were options outstanding to purchase 136,221 shares of common stock.

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

The 2019 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, stock unit awards, performance awards, and stock bonuses to eligible recipients to enable the Company and its subsidiaries to attract and retain qualified individuals through opportunities for equity participation in the Company and to reward those individuals who contribute to the achievement of the Company’s economic objectives. On January 15, 2021, the Company’s stockholders approved certain amendments to the 2019 Plan, including an increase in the number of shares of common stock available for issuance under the plan by an additional 800,000 shares. Subject to adjustment as provided in the 2019 Plan, up to a maximum of 1,600,000 shares of the Company’s common stock are issuable under the 2019 Plan. Options granted generally have a term of ten years and become exercisable over a one- or three- year period beginning on the one-year anniversary of the date of grant. Options are granted at per share exercise prices equal to the market value of the Company’s common stock on the date of grant. The Company issues new shares upon the exercise of options. As of August 31, 2022, options to purchase an aggregate of 867,721 shares of the Company’s common stock were outstanding under the 2019 Plan and 704,516 shares of the Company’s common stock remain available for grant under the 2019 Plan. As of August 31, 2022, options to purchase an aggregate of 649,243 shares of the Company’s common stock were outstanding under the 2007 Plan.

The Company granted options to purchase an aggregate of 174,840 and 419,874 shares of its common stock during fiscal 2022 and 2021, respectively. The fair value of option grants is determined at the date of grant using the Black-Scholes option pricing model with the assumptions listed below. The Company recognized compensation expense of $931,532 during fiscal 2022 and compensation expense of $664,174 during fiscal 2021 related to the options that vested during such time period. As of August 31, 2022, the total compensation cost for non-vested options not yet recognized in the Company’s consolidated statements of operations was $1,009,719. Stock-based compensation expense of $671,526 is expected during fiscal 2023 and $338,193 is expected to be recognized during fiscal 2024, based on outstanding options as of August 31, 2022. Future option grants will impact the compensation expense recognized. Stock-based compensation expense is included in general and administrative expense on the consolidated statements of operations.

The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model with the following assumptions and results for the grants:

	Fiscal Year 2022	Fiscal Year 2021
Dividend yield	2.46%	1.65%
Expected volatility	45.2%	45.4%
Expected life of option (years)	10	10
Weighted average risk-free interest rate	3.30%	0.77%

Stock option activity during the periods indicated was as follows:

	Number of Shares (#)	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at August 31, 2020	1,127,968	$9.63
Options granted	419,874	8.24
Options exercised	(77,645)	8.18
Options terminated	(43,546)	9.63

Outstanding at August 31, 2021	1,426,651	$9.30
Options granted	174,840	16.97
Options exercised	(51,218)	6.60
Options terminated	(5,546)	18.23

Outstanding at August 31, 2022	1,544,727	$10.23	$4,151,365

Exercisable at August 31, 2022	1,156,211	$9.58	$3,394,957

The weighted average per share fair value of options granted during fiscal 2022 and fiscal 2021 was $16.97 and $8.24, respectively. The weighted average remaining contractual life of the options outstanding as of August 31, 2022 and 2021 was 5.76 years and 6.20 years, respectively.

13.         SEGMENT AND GEOGRAPHIC INFORMATION

Segment Information

The Company’s chief operating decision maker is its Chief Executive Officer. The Company’s business is organized into two reportable segments: ZERUST® and Natur-Tec®. The Company has been selling its proprietary ZERUST® rust and corrosion inhibiting products and services to the automotive, electronics, electrical, mechanical, military, and retail consumer markets for almost 50 years and, more recently, has also expanded into the oil and gas industry. The Company also sells a portfolio of proprietary bio-based and compostable (fully biodegradable) polymer resins and finished products under the Natur-Tec® brand.

The following tables present the Company’s business segment information:

	Fiscal 2022	Fiscal 2021
ZERUST® net sales	$57,459,382	$45,554,434
Natur-Tec® net sales	16,699,508	10,939,385
Total net sales	$74,158,890	$56,493,819

The following table sets forth the Company’s cost of goods sold by segment:

	Fiscal 2022	Fiscal 2021
Direct cost of goods sold
ZERUST®	$34,673,146	$26,028,555
Natur-Tec®	12,859,343	7,717,429
Indirect cost of goods sold	3,557,809	3,174,830
Total net cost of goods sold	$51,090,298	$36,920,814

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

Geographic Information

Net sales by geographic location for fiscal 2022 and fiscal 2021 were as follows:

	Fiscal Year Ended August 31,
	2022	2021
Inside the U.S.A. to unaffiliated customers	$25,301,067	$22,039,456
Outside the U.S.A. to:
Joint ventures in which the Company is a shareholder directly and indirectly	2,968,089	3,023,196
Unaffiliated customers	45,889,734	31,431,167
	$74,158,890	$56,493,819

Net sales by geographic location are based on the location of the customer.

Fees for services provided to joint ventures by geographic location as a percentage of total fees for services provided to joint ventures during fiscal 2022 and fiscal 2021, respectively, were as follows:

	Fiscal 2022	% of Total Fees for Services Provided to Joint Ventures	Fiscal 2021	% of Total Fees for Services Provided to Joint Ventures
Germany	$834,725	14.5%	$920,902	15.4%
Poland	730,523	12.7%	798,570	13.4%
Japan	669,371	11.6%	826,403	13.9%
France	448,579	7.8%	435,032	7.3%
Sweden	447,441	7.8%	528,755	8.9%
Thailand	344,649	6.0%	399,563	6.7%
United Kingdom	342,488	5.9%	316,786	5.3%
Finland	340,783	5.9%	298,663	5.0%
Czech Republic	300,257	5.2%	377,395	6.3%
South Korea	270,309	4.7%	317,042	5.3%
Indonesia	156,476	2.7%	122,513	2.1%
India	-	-	392,074	6.6%
Other *	882,081	15.2%	230,562	3.8%
	$5,767,682	100.0%	$5,964,260	100.0%

* NTI Asean recovered $681,859 in previously written-off fees for services related to the termination of its joint venture in China in fiscal 2015.

Sales to the Company’s joint ventures are included in the foregoing segment and geographic information; however, sales by the Company’s joint ventures to other parties are not included. The foregoing segment and geographic information represents only sales recognized directly by the Company and sold in that geographic territory.

See Note 7 for additional details on geographical information regarding equity in income from joint ventures.

The geographical distribution of total property and equipment and net sales is as follows:

	At August 31, 2022	At August 31, 2021
China	$5,826,898	$5,110,071
Other	565,022	453,199
United States	5,778,573	6,258,188
Total property and equipment	$12,170,493	$11,821,458

	Fiscal Year Ended August 31, 2022	Fiscal Year Ended August 31, 2021
China	$15,754,051	$17,343,623
Brazil	5,160,572	4,122,781
India	18,555,603	5,482,989
Other	9,387,597	7,504,970
United States	25,301,067	22,039,456
Total net sales	$74,158,890	$56,493,819

Long-lived assets consist of property and equipment. These assets are periodically reviewed to assure the net realizable value from the estimated future production based on forecasted sales exceeds the carrying value of the assets.

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

14.         RETIREMENT PLAN

The Company has a 401(k) employee savings plan. Employees who meet certain age and service requirements may elect to contribute up to 15% of their salaries. The Company typically contributes the lesser of 50% of the participant’s contributions or 3.5% of the employee’s salary. The Company recognized expense for the savings plan of $272,257 and $237,499 for fiscal 2022 and fiscal 2021, respectively.

15.         RELATED PARTY TRANSACTIONS

During both fiscal 2022 and fiscal 2021, the Company made consulting payments of $144,000 to Bioplastic Polymers LLC, an entity owned by Ramani Narayan, Ph.D., a director of the Company.

16.         INCOME TAXES

The provision for income taxes for the fiscal years ended August 31, 2022 and 2021 was approximately as follows:

	Fiscal Year Ended August 31,
	2022	2021
Current:
Federal	$—	$—
State	98,000	39,000
Foreign	1,894,000	1,307,000
	1,992,000	1,346,000
Deferred:
Federal	—	—
State	—	—
Foreign	(118,164)	115,905
	(118,164)	115,905
	$1,873,836	$1,461,905

Reconciliations of the expected federal income tax at the statutory rate of 21.0% with the provisions for income taxes for the fiscal years ended August 31, 2022 and 2021 were approximately as follows:

	Fiscal Year Ended August 31,
	2022	2021
Tax computed at statutory rates	$1,780,000	$1,794,000
State income tax, net of federal benefit	34,000	37,000
Tax effect on equity in income of international joint ventures	(988,000)	(1,560,000)
Tax effect of foreign operations	1,004,000	839,000
Deemed repatriation	10,000	—
Expired foreign tax credit	—	897,000
Research and development credit	(244,000)	(277,000)
Valuation allowance	133,000	(492,000)
Stock based compensation	67,000	75,000
Non-controlling interest	(72,000)	(83,000)
Other	149,836	231,905
	$1,873,836	$1,461,905

The Company has not provided U.S. income taxes or foreign withholding taxes with respect to its portion of the cumulative undistributed earnings of certain foreign subsidiaries and joint ventures that are essentially permanent in duration. As a result of the 2017 tax law changes, U.S. federal income taxes on dividends received from the Company’s foreign subsidiaries and joint ventures after December 31, 2017 have been generally eliminated. However, the Company continues to be subject to foreign withholding taxes upon repatriation of any undistributed earnings that are not essentially permanent in duration. The Company recorded a tax expense of approximately $8,000 and $113,000 during fiscal 2022 and fiscal 2021, respectively, representing changes in the deferred tax liability for foreign withholding taxes to be paid with respect to the portion of the cumulative undistributed earnings of foreign subsidiaries and joint ventures that the Company determined were not essentially permanent in duration.

The Company measures deferred tax assets and liabilities using enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid. The tax effect of the temporary differences and tax carryforwards comprising the net deferred taxes shown on the consolidated balance sheets as of August 31, 2022 and 2021 was approximately as follows:

	August 31,
	2022	2021
Accrued compensation	$329,100	$539,300
Inventory costs	93,900	55,100
Other accrued expenses	84,800	103,100
Lease liability	98,300	84,300
Goodwill and other intangible assets	398,600	453,000
Stock-based compensation	547,200	466,300
Property and equipment	9,100	—
Foreign tax credit carryforward	4,892,100	4,893,300
Other credit and loss carryforward	5,455,500	5,243,100
Other	23,000	—
Total deferred tax assets	11,931,600	11,837,500
Valuation allowance	(11,592,900)	(11,447,500)
Total deferred tax assets after valuation allowance	338,700	390,000
Property and equipment	—	(7,300)
Right-of-use asset	(98,300)	(84,300)
Intangible assets	(1,777,200)	—
Unremitted foreign earnings	(163,200)	(154,900)
Other	—	(50,900)
Total deferred tax liabilities	(2,038,700)	(297,400)
Net deferred tax assets	$(1,700,000)	$92,600

As of August 31, 2022, the Company has foreign tax credit carryforwards of $4,892,100. This amount will begin to expire if not utilized prior to August 31, 2023. In addition, the Company had federal and state tax credit carryforwards of $3,796,500 as of August 31, 2022, which will begin to expire in fiscal 2023.  These federal and state tax credit carryforwards consist primarily of federal and Minnesota research and development credit carryforwards. The Company also has a deferred tax asset of $1,170,100 for federal net operating loss carryforwards and $329,800 for state net operating loss carryforwards as of August 31, 2022. The federal net operating loss carryforward has an indefinite carryforward period. The state net operating loss carryforward will begin to expire to the extent it is not utilized prior to August 31, 2023. The Company has a deferred tax asset of $159,000 for foreign net operating loss carryforwards, which has an indefinite carryforward period.

The Company records a tax valuation allowance to reduce deferred tax assets to the amount expected to be realized when it is more likely than not that some portion or all of its deferred tax assets will not be realized.

The Company determined based on all available evidence, including historical data and projections of future results, that it is more likely than not that its domestic deferred tax assets will not be realized due to the absence of objectively verifiable sources of taxable income. On the basis of this evaluation, the Company has recorded a valuation allowance of $11,592,900 and $11,447,500 as of August 31, 2022 and 2021, respectively, to recognize only the portion of the deferred tax assets that is more likely than not to be realized. The net deferred tax asset as of August 31, 2022 and 2021 relates entirely to non-US deferred tax assets which are expected to be realized by offset of deferred tax liability for withholding tax on cumulative undistributed earnings in foreign subsidiaries and joint ventures that the Company determined were not essentially permanent. The change in the valuation allowance totaled an increase of $145,400 and a decrease of $114,000 for the years ended August 31, 2022 and 2021, respectively.

The following is a tabular reconciliation of the total amounts of approximated unrecognized tax benefits:

	Fiscal Year Ended August 31,
	2022	2021
Gross unrecognized tax benefits – beginning balance	$297,600	$278,200
Gross increases – prior period tax positions	3,400	4,400
Gross increases – current period tax positions	18,000	15,000
Gross unrecognized tax benefits – ending balance	$319,000	$297,600

The entire amount of unrecognized tax benefits would affect the effective tax rate if recognized.  It is not expected that the amount of unrecognized tax benefits will change significantly in the next 12 months.

The Company recognizes interest related to unrecognized tax benefits and penalties as income tax expense. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheet. There was no liability for the payment of interest and penalties as of both August 31, 2022 and August 31, 2021.

On August 16, 2022, the Inflation Reduction Act (“IRA”) was signed into law in the United States. Among other provisions, the IRA includes a 15% corporate minimum tax rate applied to certain large corporations and a 1% excise tax on corporate stock repurchases made after December 31, 2022. We do not expect the IRA to have a material impact on our consolidated financial statements.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. With few exceptions, as of August 31, 2022, the Company is no longer subject to federal, state, local, or foreign examinations by tax authorities for years prior to August 31, 2019.

17.         COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company currently has operating leases for various buildings, equipment and vehicles. These leases are under non-cancelable operating lease agreements with expiration dates between September 30, 2022 and July 31, 2024. The Company has the option to extend certain leases to five or ten-year term(s) and has the right of first refusal on any sale.

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

Present Value of Leases

	August 31, 2022	August 31, 2021
Right-of-use assets, net	$557,571	$376,438

Current portion of lease liability	373,330	272,336
Lease liability, less current portion	184,241	104,102
Total lease liability	$557,571	$376,438

As of August 31, 2022, the weighted-average remaining lease term was 1.57 years. The Company’s lease agreements do not provide a readily determinable implicit rate nor is it available to the Company from its lessors. Instead, as of August 31, 2022, the Company estimates the weighted-average discount rate for its operating leases to be 5.45% to present value based on the incremental borrowing rate.

Future minimum payments as of August 31, 2022 under these long-term operating leases are as follows (in thousands):

Fiscal 2023	$373,330
Fiscal 2024	209,802
Total future minimum lease payments	583,132
Less amount representing interest	(25,561)
Present value of obligations under operating leases	557,571
Less current portion	(373,330)
Long-term operating lease obligations	$184,241

Rent expense under these leases was approximately $272,336 and $386,345 as of August 31, 2022 and 2021, respectively.

Annual Bonus Plan

On August 26, 2022, the Compensation Committee of the Board of Directors of the Company approved the material terms of an annual bonus plan for the Company’s executive officers as well as certain officers and employees for the fiscal year ending August 31, 2023. For fiscal 2023, as in past years, the total amount available under the bonus plan for all plan participants, including executive officers, is dependent upon the Company’s earnings before interest, taxes, and other income (EBITOI), as adjusted to take into account amounts to be paid under the bonus plan and certain other adjustments (Adjusted EBITOI). Each plan participant’s percentage of the overall bonus pool is based upon the number of plan participants, the individual’s annual base salary, and the individual’s position and level of responsibility within the Company. In the case of each of the Company’s executive officer participants, 75% of the amount of their individual bonus payout will be determined based upon the Company’s actual EBITOI for fiscal 2023 compared to a pre-established target EBITOI for fiscal 2023, and 25% of the payout will be determined based upon such executive officer’s achievement of certain pre-established individual performance objectives. The payment of bonuses under the plan is discretionary, and bonuses may be paid to executive officer participants in both cash and shares of the Company’s common stock, the exact amount and percentages of which are determined by the Company’s Board of Directors, upon recommendation of the Compensation Committee, after the completion of the Company’s consolidated financial statements for fiscal 2023.

On August 26, 2021, the Compensation Committee of the Board of Directors of the Company approved the material terms of an annual bonus plan for the Company’s executive officers as well as certain officers and employees for the fiscal year ending August 31, 2022. $1,733,336 was recognized for bonuses for the fiscal year ended August 31, 2022, $533,336 of the bonus is comprised of stock options granted to management on September 1, 2021 that will be expensed over three years and $1,200,000 will be paid out in cash and profit sharing subsequent to year end. This is compared to $2,366,668 recognized for bonuses for the fiscal year ended August 31, 2021, $266,667 of the bonus comprised of stock options granted to management on September 1, 2020 and $2,100,000 was paid out in cash and profit sharing subsequent to year end.

Concentrations

Two joint ventures (consisting of the Company’s joint ventures in South Korea and Thailand) accounted for 46.6% of the Company’s trade joint venture receivables as of August 31, 2022, and two joint ventures (consisting of the Company’s joint ventures in the Thailand and Indonesia) accounted for 37.4% of the Company’s trade joint venture receivables as of August 31, 2021.

Legal Matters

From time to time, the Company is subject to various other claims and legal actions in the ordinary course of its business. The Company records a liability in its consolidated financial statements for costs related to claims, including future legal costs, settlements and judgments, where the Company has assessed that a loss is probable and an amount could be reasonably estimated. If the reasonable estimate of a probable loss is a range, the Company records the most probable estimate of the loss or the minimum amount when no amount within the range is a better estimate than any other amount. The Company discloses a contingent liability even if the liability is not probable or the amount is not estimable, or both, if there is a reasonable possibility that material loss may have been incurred. In the opinion of management, as of August 31, 2022, the amount of liability, if any, with respect to these matters, individually or in the aggregate, will not materially affect the Company’s consolidated results of operations, financial position, or cash flows.

18.         SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information consist of:

	Fiscal Year Ended August 31,
	2022	2021
Cash paid for income tax	$1,218,467	$895,646
Cash paid for interest	89,096	16,086

19.         FAIR VALUE MEASUREMENTS

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

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurements Using Inputs Considered as
	Fair value as of August 31, 2022	Level 1	Level 2	Level 3
Available for sale securities	$5,590	$5,590	$—	$—

		Fair Value Measurements Using Inputs Considered as
	Fair value as of August 31, 2021	Level 1	Level 2	Level 3
Available for sale securities	$4,634	$4,634	$—	$—

Valuation Techniques

Financial assets that are classified as Level 1 securities include cash equivalents and available for sale securities. These are valued using quoted market prices in an active market.

The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the end of the fiscal quarter in which the actual event or change in circumstances that caused the transfer occurs. There were no transfers between Level 1, Level 2, or Level 3 during the fiscal years ended August 31, 2022 or August 31, 2021. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement.

20.         SUBSEQUENT EVENTS

On October 20, 2022, NTIC’s Board of Directors declared a cash dividend of $0.07 per share of NTIC’s common stock, payable on November 16, 2022 to stockholders of record on November 3, 2022. Although NTIC’s Board of Directors intends to declare regular quarterly cash dividends going forward, the payment of any future dividends will be determined by NTIC’s Board of Directors in light of conditions then existing, including NTIC’s earnings, financial condition, cash requirements, restrictions in financing agreements, business conditions, and other factors, including without limitation the effect of COVID-19 on its business, operating results, and financial condition.

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

Management, with the participation of NTIC’s President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of August 31, 2022. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this assessment, management concluded that the Company's internal control over financial reporting was effective as of August 31, 2022.

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

Changes in Internal Control over Financial Reporting

There was no change in NTIC’s internal control over financial reporting that occurred during the quarter ended August 31, 2022 that has materially affected or is reasonably likely to materially affect NTIC’s internal control over financial reporting.

Item 9B.         OTHER INFORMATION

On May 20, 2022, NTIC and PNC Bank, National Association increased NTIC’s line of credit from $5,000,000 to $7,000,000. This increase in the line of credit was subsequently scheduled to terminate on August 16, 2022. To maintain future financial flexibility, on August 8, 2022, NTIC and PNC Bank entered into an Amended and Restated Revolving Line of Credit Note and agreed to keep the line of credit at $7,000,000 until its maturity date, January 7, 2023. Except as described above, the other materials of the Line of Credit, Loan Agreement and Security Agreement with PNC Bank and other related documents were not affected by the foregoing described amendment.

The foregoing description is qualified in its entirety by reference to the amendment to the Amended and Restated Revolving Line of Credit Note, which is filed as Exhibit 10.22 to this Annual Report on Form 10-K and incorporated by reference herein.

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

Changes to Nomination Procedures

During the fourth quarter of fiscal 2022, there were no material changes to the procedures by which stockholders may recommend nominees to NTIC’s Board of Directors, as described in NTIC’s most recent proxy statement. As disclosed in a Current Report on Form 8-K filed by NTIC with the SEC on November 14, 2022, however, NTIC amended its bylaws to revise the advance notice provisions to enhance the procedural mechanics and disclosure requirements relating to business proposals submitted and director nominations made by stockholders for consideration at annual meetings of the stockholders of the Company, including referring specifically to the new universal proxy rule and requiring additional information regarding director nominees.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes outstanding options and other awards under NTIC’s equity compensation plans as of August 31, 2022. NTIC’s equity compensation plans as of August 31, 2022 were the Northern Technologies International Corporation Amended and Restated 2019 Stock Incentive Plan, the Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan, and the Northern Technologies International Corporation Employee Stock Purchase Plan. Except for automatic annual grants of $50,000 in options to purchase shares of NTIC common stock to NTIC’s directors in consideration for their services as directors of NTIC and an automatic annual grant of $10,000 in options to purchase shares of NTIC common stock to NTIC’s Chairman of the Board in consideration for his services as Chairman, in each case on the first day of each fiscal year, and automatic initial pro rata grants of $50,000 in options to purchase shares of NTIC common stock to NTIC’s new directors in consideration for their services as directors of NTIC on the first date of their appointment as directors, options and other awards granted in the future under the Northern Technologies International Corporation Amended and Restated 2019 Stock Incentive Plan are within the discretion of the Board of Directors and the Compensation Committee of the Board of Directors and, therefore, cannot be ascertained at this time. No future grants of options or other stock awards will be made under the Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan.

	(a)		(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,544,727	(1)(2)	$10.23	773,734	(3)
Equity compensation plans not approved by security holders	—		—	—
Total	1,544,727	(1)(2)	$10.23	773,734	(3)

______________________

(1)	Amount includes 649,243 shares of NTIC common stock issuable upon the exercise of stock options outstanding as of August 31, 2022 under the Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan and 895,484 shares of NTIC common stock issuable upon the exercise of stock options outstanding as of August 31, 2022 under the Northern Technologies International Corporation Amended and Restated 2019 Stock Incentive Plan.

(2)	Excludes employee stock purchase rights accruing under the Northern Technologies International Corporation Employee Stock Purchase Plan. Under such plan, each eligible employee may purchase up to 2,000 shares of NTIC common stock at semi-annual intervals on February 28th or 29th (as the case may be) and August 31st each year at a purchase price per share equal to 90% of the lower of (i) the closing sales price per share of NTIC common stock on the first day of the offering period or (ii) the closing sales price per share of NTIC common stock on the last day of the offering period.

(3)	Amount includes 704,514 shares available as of August 31, 2022 for future issuance under Northern Technologies International Corporation Amended and Restated 2019 Stock Incentive Plan and 69,220 shares available at August 31, 2022 for future issuance under the Northern Technologies International Corporation Employee Stock Purchase Plan.

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

Item No.	Item	Method of Filing

3.1	Restated Certificate of Incorporation of Northern Technologies International Corporation	Incorporated by reference to Exhibit 3.1 to NTIC’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2009 (File No. 001-11038)

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Northern Technologies International Corporation dated January 16, 2018	Incorporated by reference to Exhibit 3.1 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 16, 2018 (File No. 001-11038)

3.3	Certificate of Validation of the Certificate of Amendment to Restated Certificate of Incorporation of Northern Technologies International Corporation dated January 18, 2019	Incorporated by reference to Exhibit 3.1 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 25, 2019 (File No. 001-11038)

3.4	Second Amended and Restated Bylaws of Northern Technologies International Corporation	Incorporated by reference to Exhibit 3.1 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 14, 2022 (File No. 001-11038)

4.1	Specimen Stock Certificate Representing Common Stock of Northern Technologies International Corporation	Incorporated by reference to Exhibit 4.1 to NTIC’s Registration Statement on Form 10 (File No. 001-19331) (Filed on paper - hyperlink is not required pursuant to Rule 105 of Regulation S-T)

Item No.	Item	Method of Filing

4.2	Description of Common Stock of Northern Technologies International Corporation	Incorporated by reference to Exhibit 4.2 to NTIC’s Annual Report on Form 10-K for the fiscal year ended August 31, 2020 (File No. 001-11038)

10.1	Northern Technologies International Corporation Amended and Restated 2019 Stock Incentive Plan*	Incorporated by reference to Exhibit 10.1 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 15, 2021 (File No. 001-11038)

10.2	Form of Incentive Stock Option Agreement for Northern Technologies International Corporation Amended and Restated 2019 Stock Incentive Plan*	Incorporated by reference to Exhibit 10.2 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 25, 2019 (File No. 001-11038)

10.3	Form of Non-Statutory Stock Option Agreement for Northern Technologies International Corporation Amended and Restated 2019 Stock Incentive Plan*	Incorporated by reference to Exhibit 10.3 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 25, 2019 (File No. 001-11038)

10.4	Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan*	Incorporated by reference to Exhibit 10.1 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 24, 2011 (File No. 001-11038)

10.5	Form of Incentive Stock Option Agreement for Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan*	Incorporated by reference to Exhibit 10.2 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 24, 2011 (File No. 001-11038)

10.6	Form of Non-Statutory Stock Option Agreement for Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan*	Incorporated by reference to Exhibit 10.3 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 24, 2011 (File No. 001-11038)

10.7	Form of Restricted Stock Agreement for Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan*	Incorporated by reference to Exhibit 10.4 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 24, 2011 (File No. 001-11038)

10.8	Northern Technologies International Corporation Employee Stock Purchase Plan*	Incorporated by reference to Exhibit 10.11 to NTIC’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 2006 (File No. 001-11038)

Item No.	Item	Method of Filing

10.9	Material Terms of Northern Technologies International Corporation Annual Bonus Plan*	Incorporated by reference to Exhibit 10.6 to NTIC’s Annual Report on Form 10-K for the fiscal year ended August 31, 2015 (File No. 001-11038)

10.10	Form of Indemnification Agreement between Northern Technologies International Corporation and its Directors and Officers*	Incorporated by reference to Exhibit 10.1 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 23, 2019 (File No. 001-11038)

10.11	Agreement dated as of May 25, 2009 between Northern Technologies International Corporation and Sunggyu Lee, Ph.D.*	Incorporated by reference to Exhibit 10.2 to NTIC’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2009 (File No. 001-11038)

10.12	Description of Non-Employee Director Compensation Arrangements*	Incorporated by reference to Exhibit 10.9 to NTIC’s Annual Report on Form 10-K for the fiscal year ended August 31, 2018 (File No. 001-11038)

10.13	Executive Employment Agreement dated as of November 18, 2011 between Northern Technologies International Corporation and G. Patrick Lynch*	Incorporated by reference to Exhibit 10.13 to NTIC’s Annual Report on Form 10-K for the fiscal year ended August 31, 2011 (File No. 001-11038)

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

Incorporated by reference to Exhibit 10.16 to NTIC’s Annual Report on Form 10-K for the fiscal year ended August 31, 2011 (File No. 001-11038)

10.17	Amended and Restated Loan Agreement dated as of August 31, 2021 by and between Northern Technologies International Corporation and PNC Bank, National Association	Incorporated by reference to Exhibit 10.1 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 22, 2021 (File No. 001-11038)

10.18	Amended and Restated Revolving Line of Credit Note dated as of August 31, 2021 issued by Northern Technologies International Corporation to PNC Bank, National Association	Incorporated by reference to Exhibit 10.2 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 22, 2021 (File No. 001-11038)

Item No.	Item	Method of Filing

10.19	Amended and Restated Revolving Line of Credit Note dated as of January 4, 2022 issued by Northern Technologies International Corporation to PNC Bank, National Association	Incorporated by reference to Exhibit 10.1 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 7, 2022 (File No. 001-11038)

10.20	Amended and Restated Revolving Line of Credit Note dated as of March 1, 2022 issued by Northern Technologies International Corporation to PNC Bank, National Association	Incorporated by reference to Exhibit 10.1 to NTIC’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2022 (File No. 001-11038)

10.21	Amended and Restated Revolving Line of Credit Note dated as of May 20, 2022 issued by Northern Technologies International Corporation to PNC Bank, National Association	Incorporated by reference to Exhibit 10.2 to NTIC’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2022 (File No. 001-11038)

10.22	Amended and Restated Revolving Line of Credit Note dated as of August 8, 2022 issued by Northern Technologies International Corporation to PNC Bank, National Association	Filed herewith

10.23	Consulting Agreement dated January 11, 2017 by and among Northern Technologies International Corporation, BioPlastic Polymers LLC, and Ramani Narayan, Ph.D.	Incorporated by reference to Exhibit 10.2 to NTIC’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2016 (File No. 001-11038)

10.24	Amendment to Consulting Agreement effective January 11, 2022 by and among Northern Technologies International Corporation, BioPlastic Polymers LLC, and Ramani Narayan, Ph.D.	Filed herewith

10.25	Real Estate Purchase and Sales Contract dated July 7, 2021 between NTIC (Shanghai) Co., Ltd. And Shanghai FASTO Investment Group Limited Company (Official Chinese Version)	Incorporated by reference to Exhibit 10.1 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 8, 2021 (File No. 001-11038)

10.26	Unofficial English Summary of Real Estate Purchase and Sales Contract dated July 7, 2021 between NTIC (Shanghai) Co., Ltd. and Shanghai FASTO Investment Group Limited Company	Incorporated by reference to Exhibit 10.2 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 8, 2021 (File No. 001-11038)

14.1	Code of Ethics	Incorporated by reference to Exhibit 14.1 to NTIC’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 2004 (File No. 001-11038)

21.1	Subsidiaries of the Registrant	Filed herewith

23.1	Consent of Baker Tilly US, LLP	Filed herewith

Item No.	Item	Method of Filing

31.1	Certification of President and Chief Executive Officer Pursuant to SEC Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of President and Chief Executive Officer Pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of Chief Financial Officer Pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101

The following materials from Northern Technologies International Corporation’s Annual Report on Form 10-K for the fiscal year ended August 31, 2022, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

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

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

November 15, 2022	By:	/s/ G. Patrick Lynch
G. Patrick Lynch
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ G. Patrick Lynch	President and Chief Executive Officer and Director	November 15, 2022
G. Patrick Lynch	(principal executive officer)

/s/ Matthew C. Wolsfeld, CPA	Chief Financial Officer and Corporate Secretary	November 15, 2022
Matthew C. Wolsfeld, CPA	(principal financial and accounting officer)

/s/ Richard J. Nigon	Chairman of the Board	November 15, 2022
Richard J. Nigon

/s/ Nancy E. Calderon	Director	November 15, 2022
Nancy E. Calderon

/s/ Sarah E. Kemp	Director	November 15, 2022
Sarah E. Kemp

/s/ Sunggyu Lee, Ph.D.	Director	November 15, 2022
Sunggyu Lee, Ph.D.

/s/ Ramani Narayan, Ph. D.	Director	November 15, 2022
Ramani Narayan, Ph.D.

/s/ Konstantin von Falkenhausen	Director	November 15, 2022
Konstantin von Falkenhausen