Form 10-Q
period 2023-02-28
NORTHERN TECHNOLOGIES INTERNATIONAL CORP
filed 2023-04-13
CIK 875582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2023

or

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

As of April 11, 2023, there were 9,366,358 shares of common stock of the registrant outstanding.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

FORM 10-Q

February 28, 2023

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AS OF FEBRUARY 28, 2023 (UNAUDITED) AND AUGUST 31, 2022 (AUDITED)

	February 28, 2023	August 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,451,111	$5,333,890
Available for sale securities	—	5,590
Receivables:
Trade, excluding joint ventures, less allowance for doubtful accounts of $439,000 as of February 28, 2023 and August 31, 2022	14,675,017	14,136,930
Trade, joint ventures	1,614,934	697,861
Fees for services provided to joint ventures	1,108,907	1,765,117
Income taxes	313,270	—
Inventories	15,180,239	16,341,729
Prepaid expenses	1,833,124	1,953,764
Total current assets	$40,176,602	$40,234,881
PROPERTY AND EQUIPMENT, NET	$13,445,966	$12,170,493
OTHER ASSETS:
Investments in joint ventures	21,522,496	21,814,754
Intangible asset, net	6,409,028	6,633,878
Goodwill	4,782,376	4,782,376
Operating lease right of use asset	374,037	557,571
Total other assets	33,087,937	33,788,579
Total assets	$86,710,505	$86,193,953

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,307,443	$7,796,494
Line of credit	7,100,000	5,900,000
Income taxes payable	—	30,742
Accrued liabilities:
Payroll and related benefits	1,304,717	2,297,543
Other	1,292,950	667,292
Current portion of operating leases	173,179	373,330
Total current liabilities	$16,178,289	$17,065,401
LONG-TERM LIABILITIES:
Deferred income tax, net	1,623,364	1,700,015
Operating leases, less current portion	200,858	184,241
Total long-term liabilities	$1,824,222	$1,884,256

COMMITMENTS AND CONTINGENCIES (Note 12)

EQUITY:
Preferred stock, no par value; authorized 10,000 shares; none issued and outstanding	—	—
Common stock, $0.02 par value per share; authorized 15,000,000 shares as of February 28, 2023 and August 31, 2022; issued and outstanding 9,366,357 and 9,232,483, respectively	187,327	184,650
Additional paid-in capital	21,058,721	19,939,131
Retained earnings	50,792,813	50,716,613
Accumulated other comprehensive loss	(6,774,510)	(7,245,132)
Stockholders’ equity	65,264,351	63,595,262
Non-controlling interests	3,443,643	3,649,034
Total equity	68,707,994	67,244,296
Total liabilities and equity	$86,710,505	$86,193,953

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2023 AND 2022

	Three Months Ended February 28,		Six Months Ended February 28,
	2023	2022	2023	2022
NET SALES:
Net sales	$18,270,825	$16,748,639	$38,223,591	$34,942,052
Cost of goods sold	11,867,639	11,764,304	25,467,281	24,254,787
Gross profit	6,403,186	4,984,335	12,756,310	10,687,265

JOINT VENTURE OPERATIONS:
Equity in income from joint ventures	1,128,731	922,832	2,318,135	2,297,581
Fees for services provided to joint ventures	1,252,746	1,246,909	2,434,551	2,505,767
Total joint venture operations	2,381,477	2,169,741	4,752,686	4,803,348

OPERATING EXPENSES:
Selling expenses	3,418,717	2,971,391	6,926,151	6,209,149
General and administrative expenses	3,084,189	2,518,788	6,214,788	5,115,135
Research and development expenses	994,450	1,218,674	2,251,174	2,454,495
Total operating expenses	7,497,356	6,708,853	15,392,113	13,778,779

OPERATING INCOME	1,287,307	445,223	2,116,883	1,711,834

REMEASUREMENT GAIN ON ACQUISITION OF EQUITY METHOD INVESTEE	—	—	—	3,951,550
INTEREST INCOME	3,451	9,909	9,619	20,852
INTEREST EXPENSE	(115,144)	(7,404)	(206,475)	(10,295)
INCOME BEFORE INCOME TAX EXPENSE	1,175,614	447,728	1,920,027	5,673,941

INCOME TAX EXPENSE	181,795	151,743	292,528	656,123
NET INCOME	993,819	295,985	1,627,499	5,017,818

NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	108,571	113,138	240,009	341,212
NET INCOME ATTRIBUTABLE TO NTIC	$885,248	$182,847	$1,387,490	$4,676,606

NET INCOME ATTRIBUTABLE TO NTIC PER COMMON SHARE:
Basic	$0.10	$0.02	$0.15	$0.51
Diluted	$0.09	$0.02	$0.14	$0.48

WEIGHTED AVERAGE COMMON SHARES ASSUMED OUTSTANDING:
Basic	9,366,357	9,214,817	9,353,989	9,211,858
Diluted	9,747,461	9,683,426	9,745,166	9,736,060

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.07	$0.07	$0.14	$0.14

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2023 AND 2022

	Three Months Ended February 28,		Six Months Ended February 28,
	2023	2022	2023	2022
NET INCOME	$993,819	$295,985	$1,627,499	$5,017,818
OTHER COMPREHENSIVE LOSS – FOREIGN CURRENCY TRANSLATION ADJUSTMENT	534,713	26,295	480,796	(382,769)

COMPREHENSIVE INCOME	1,528,532	322,280	2,108,295	4,635,049
COMPREHENSIVE LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	(111,958)	(136,037)	(250,183)	(292,102)
COMPREHENSIVE INCOME ATTRIBUTABLE TO NTIC	$1,640,490	$458,317	$2,358,478	$4,927,151

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2023 AND 2022

	STOCKHOLDERS’ EQUITY – THREE MONTHS ENDED FEBRUARY 28, 2023 AND 2022
					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	Controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Equity

BALANCE AT NOVEMBER 30, 2021	9,203,446	$184,069	$19,146,510	$50,823,730	$(3,862,085)	$3,338,620	$69,630,844
Stock options exercised	18,071	361	(361)	—	—	—	—
Stock option expense	—	—	232,883	—	—	—	232,883
Dividends paid to stockholders	—	—	—	(645,511)	—	—	(645,511)
Dividend received by non-controlling interest	—	—	—	—	—	(102,729)	(102,729)
Net income	—	—	—	182,847	—	113,138	295,985
Other comprehensive income	—	—	—	—	3,396	22,899	26,295
BALANCE AT FEBRUARY 28, 2022	9,221,517	$184,430	$19,379,032	$50,361,066	$(3,858,689)	$3,371,928	$69,437,767

BALANCE AT NOVEMBER 30, 2022	9,336,357	$187,327	$20,721,235	$50,563,210	$(7,305,836)	$3,707,259	$67,873,195
Stock option expense	—	—	337,486	—	—	—	337,486
Dividends paid to stockholders	—	—	—	(655,645)	—	—	(655,645)
Dividend received by non-controlling interest	—	—	—	—	—	(375,574)	(375,574)
Net income	—	—	—	885,248	—	108,571	993,819
Other comprehensive income	—	—	—	—	531,326	3,387	534,713
BALANCE AT FEBRUARY 28, 2023	9,336,357	$187,327	$21,058,721	$50,792,813	$(6,774,510)	$3,443,643	$68,707,994

	STOCKHOLDERS’ EQUITY – SIX MONTHS ENDED FEBRUARY 28, 2023 AND 2022
					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	Controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Equity

BALANCE AT AUGUST 31, 2021	9,184,811	$183,696	$18,736,268	$46,973,092	$(3,525,030)	$3,382,555	$65,750,581
Stock options exercised	34,071	681	138,519	—	—	—	139,200
Stock issued for employee stock purchase plan	2,635	53	38,479	—	—	—	38,532
Stock option expense	—	—	465,766	—	—	—	465,766
Dividends paid to stockholders	—	—	—	(1,288,632)	—	—	(1,288,632)
Dividend received by non-controlling interest	—	—	—	—	—	(302,729)	(302,729)
Net income	—	—	—	4,676,606	—	341,212	5,017,818
Other comprehensive loss	—	—	—	—	(333,659)	(49,110)	(382,769)
BALANCE AT FEBRUARY 28, 2022	9,221,517	$184,430	$19,379,032	$50,361,066	$(3,858,689)	$3,371,928	$69,437,767

BALANCE AT AUGUST 31, 2022	9,232,483	$184,650	$19,939,131	$50,716,613	$(7,245,132)	$3,649,034	$67,244,296
Stock options exercised	130,254	2,605	413,958	—	—	—	416,563
Stock issued for employee stock purchase plan	3,620	72	38,624	—	—	—	38,696
Stock option expense	—	—	667,008	—	—	—	667,008
Dividends paid to stockholders	—	—	—	(1,311,290)	—	—	(1,311,290)
Dividend received by non-controlling interest	—	—	—	—	—	(455,574)	(455,574)
Net income	—	—	—	1,387,490	—	240,009	1,627,499
Other comprehensive income	—	—	—	—	470,622	10,174	480,796
BALANCE AT FEBRUARY 28, 2023	9,336,357	$187,327	$21,058,721	$50,792,813	$(6,774,510)	$3,443,643	$68,707,994

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2023 AND 2022

	Six Months Ended February 28,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,627,499	$5,017,818
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	667,008	465,766
Depreciation expense	488,838	430,991
Amortization expense	294,873	315,631
Remeasurement gain on acquisition of equity method investee	—	(3,951,550)
Loss on disposal of assets	(8,534)	—
Equity in income from joint ventures	(2,318,135)	(2,297,581)
Dividends received from joint ventures	3,464,736	5,362,636
Deferred income taxes	(70,166)	139,338
Changes in current assets and liabilities:
Receivables:
Trade, excluding joint ventures	(911,765)	321,322
Trade, joint ventures	(917,073)	(281,153)
Fees for services provided to joint ventures	656,210	426,425
Income taxes	(313,270)	(286,458)
Inventories	996,522	(990,628)
Prepaid expenses and other	259,712	(1,136,130)
Accounts payable	(1,293,897)	674,147
Income tax payable	(29,503)	(376,544)
Accrued liabilities	(388,221)	(1,715,302)
Net cash provided by operating activities	2,204,834	2,118,728

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Zerust India business, net of cash acquired	—	(5,062,003)
Proceeds from the sale of available for sale securities	5,590	—
Proceeds from sale of property and equipment	13,000	—
Purchases of property and equipment	(1,871,903)	(618,533)
Investments in patents	(70,023)	(112,297)
Net cash used in investing activities	(1,923,336)	(5,792,833)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from line of credit	1,200,000	4,200,000
Dividends paid on NTIC common stock	(1,311,290)	(1,288,632)
Proceeds from the exercise of stock options	416,563	139,200
Dividends received by non-controlling interest	(455,574)	(302,729)
Proceeds from employee stock purchase plan	38,696	38,532
Net cash (used in) provided by financing activities	(111,605)	2,786,371

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(52,672)	694,904

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	117,221	(192,830)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,333,890	7,680,641

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,451,111	$7,487,811

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	INTERIM FINANCIAL INFORMATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all necessary adjustments, which are of a normal recurring nature, and present fairly the consolidated financial position of Northern Technologies International Corporation and its subsidiaries (the Company) as of February 28, 2023 and August 31, 2022 and the results of the Company’s operations for the three and six months ended February 28, 2023 and 2022, the changes in stockholders’ equity for the three and six months ended February 28, 2023 and 2022, and the Company’s cash flows for the six months ended February 28, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).

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

Operating results for the three and six months ended February 28, 2023 are not necessarily indicative of the results that may be expected for the full fiscal year ending August 31, 2023.

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

3.	INVENTORIES

Inventories consisted of the following:

	February 28, 2023	August 31, 2022
Production materials	$5,629,424	$6,496,656
Finished goods	9,550,815	9,845,073
	$15,180,239	$16,341,729

4.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	February 28, 2023	August 31, 2022
Land	$310,365	$310,365
Buildings and improvements	16,428,804	14,778,759
Machinery and equipment	5,792,363	5,643,320
	22,531,532	20,732,444
Less accumulated depreciation	(9,085,566)	(8,561,951)
	$13,445,966	$12,170,493

On February 28, 2023, the Company purchased the property immediately adjacent to NTIC’s headquarters in Circle Pines, Minnesota, which includes a 26,000 square foot industrial building for $1,200,000. The building will be used primarily for warehousing space and light industrial production.

Depreciation expense was $225,962 and $488,838 for the three and six months ended February 28, 2023, respectively, compared to $215,685 and $430,991 for the three and six months ended February 28, 2022, respectively.

5.	INTANGIBLE ASSETS, NET

Intangible assets, net consisted of the following:

	As of February 28, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and trademarks	$3,295,678	$(2,598,950)	$696,728
Customer relationships	6,347,000	(634,700)	5,712,300
Total intangible assets, net	$9,642,678	$(3,233,650)	$6,409,028

	As of August 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and trademarks	$3,225,655	$(2,515,644)	$710,011
Customer relationships	6,347,000	(423,133)	5,923,867
Total intangible assets, net	$9,572,655	$(2,938,777)	$6,633,878

Amortization expense related to intangible assets was $147,062 and $294,873 for the three and six months ended February 28, 2023, respectively, compared to $195,737 and $315,631 for the three and six months ended February 28, 2022, respectively.

As of February 28, 2023, future amortization expense related to intangible assets for each of the next five fiscal years and thereafter is estimated as follows:

Remainder of fiscal 2023	$294,873
Fiscal 2024	589,746
Fiscal 2025	589,746
Fiscal 2026	589,746
Fiscal 2027	589,746
Thereafter	3,755,171
Total	$6,409,028

6.	INVESTMENTS IN JOINT VENTURES

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

Financial information from the audited and unaudited financial statements of the Company’s joint venture in Germany, Excor Korrosionsschutz – Technologien und Produkte GmbH (EXCOR), and all the Company’s other joint ventures are summarized as follows:

	As of February 28, 2023
	Total	EXCOR	All Other
Current assets	$54,425,899	$25,538,114	$28,887,785
Total assets	57,924,227	27,376,219	30,548,008
Current liabilities	14,002,680	3,163,365	10,839,315
Noncurrent liabilities	346,645	-	346,645
Joint ventures’ equity	43,574,902	24,212,854	19,362,048
Northern Technologies International Corporation’s share of joint ventures’ equity	21,522,496	12,106,429	9,416,067
Northern Technologies International Corporation’s share of joint ventures’ undistributed earnings	20,493,861	12,075,524	8,418,337

	Three Months Ended February 28, 2023
	Total	EXCOR	All Other
Net sales	$25,482,590	$9,708,482	$15,774,108
Gross profit	10,035,811	4,733,435	5,302,376
Net income	1,969,046	1,365,170	603,876
Northern Technologies International Corporation’s share of equity in income from joint ventures	1,128,731	676,800	451,931
Northern Technologies International Corporation's dividends received from joint ventures	422,048	—	422,048

	Six Months Ended February 28, 2023
	Total	EXCOR	All Other
Net sales	$50,212,879	$19,854,403	$30,358,476
Gross profit	19,729,379	9,453,477	10,275,902
Net income	4,615,954	3,107,457	1,508,497
Northern Technologies International Corporation’s share of equity in income from joint ventures	2,318,135	1,547,944	770,191
Northern Technologies International Corporation's dividends received from joint ventures	$3,464,736	$2,459,500	$1,005,236

	As of August 31, 2022
	Total	EXCOR	All Other
Current assets	$52,428,831	$26,047,914	$26,380,917
Total assets	55,854,457	27,932,532	27,921,925
Current liabilities	10,981,833	2,943,895	8,037,938
Noncurrent liabilities	1,138,980	—	1,138,980
Joint ventures’ equity	43,733,644	24,988,637	18,745,007
Northern Technologies International Corporation’s share of joint ventures’ equity	21,814,754	12,494,320	9,320,434
Northern Technologies International Corporation’s share of joint ventures’ undistributed earnings	$21,256,923	$12,463,415	$8,793,508

	Three Months Ended February 28, 2022
	Total	EXCOR	All Other
Net sales	$24,601,767	$9,312,434	$15,289,333
Gross profit	9,845,002	4,658,450	5,186,552
Net income	1,851,591	1,170,187	681,404
Northern Technologies International Corporation’s share of equity in income from joint ventures	922,832	589,048	333,784
Northern Technologies International Corporation's dividends received from joint ventures	$320,365	—	$320,365

	Six Months Ended February 28, 2022
	Total	EXCOR	All Other
Net sales	$51,624,762	$20,612,662	$31,012,100
Gross profit	20,877,961	10,127,436	10,750,525
Net income	4,629,196	2,991,734	1,637,462
Northern Technologies International Corporation’s share of equity in income from joint ventures	2,297,581	1,499,821	797,760
Northern Technologies International Corporation's dividends received from joint ventures	$5,362,636	$4,255,200	$1,107,436

7.	CORPORATE DEBT

On January 6, 2023, the Company entered into a Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPM”), which provides the Company with a senior secured revolving line of credit (the “Credit Facility”) of up to $10.0 million, which includes a $5.0 million sublimit for standby letters of credit. Borrowings of $7,100,000 and $5,900,000 were outstanding under the lines of credit as of February 28, 2023 and August 31, 2022, respectively.

Unless terminated earlier, the Credit Facility will mature on January 6, 2024, and the principal amount thereunder, together with all accrued unpaid interest and other amounts owing thereunder, if any, will be payable in full on such date. Borrowings under the Credit Agreement bear interest at a floating rate, at the option of the Company, equal to either the CB Floating Rate or the Adjusted SOFR Rate. The term “CB Floating Rate” means the greater of the Prime Rate in the United States or 2.50%. The term “Adjusted SOFR Rate” means the term secured overnight financing rate for either one, three or six months (depending on the interest period selected by the Company) plus 0.10% per annum. With respect to any borrowings using an Adjusted SOFR Rate, there is an applicable margin of 2.15% applied per annum. There is no applicable margin with respect to borrowings using a CB Floating Rate.

To secure the Credit Agreement, the Company assigned to JPM a continuing security interest in all of its right, title and interested in collateral made up for the assets of the Company.

The Credit Agreement contains customary affirmative and negative covenants, including, among other matters, limitations on the Company’s ability to incur additional debt, grant liens, engage in certain business operations and transactions, make certain investments, modify its organizational documents or form any new subsidiaries, subject to certain exceptions. Further, the Credit Agreement contains a negative covenant that restricts the ability of the Company to redeem or repurchase its common stock or pay dividends if the result of which would cause an event of default under the Credit Agreement. The Credit Agreement also requires the Company to maintain a Fixed Charge Coverage Ratio of at least 1.25 to 1.00. The term “Fixed Charge Coverage Ratio” means the ratio, computed for the Company on a consolidated basis, of net income plus income tax expense, plus amortization expense, plus depreciation expense, plus interest expense, and plus dividends received from joint ventures, minus unfinanced capital expenditures and equity in income from joint ventures, all computed for the twelve month period then ending, to scheduled principal payments made, plus scheduled finance lease payments made, plus interest expense paid, plus income tax expense paid, and plus cash distributions and dividends paid, all computed for the same twelve month period then ending.

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

8.	STOCKHOLDERS’ EQUITY

During the six months ended February 28, 2023, the Company’s Board of Directors declared cash dividends on the following dates in the following amounts to the following holders of the Company’s common stock:

Declaration Date	Amount	Record Date	Payable Date
October 20, 2022	$0.07	November 3, 2022	November 16, 2022
January 20, 2023	$0.07	February 1, 2023	February 15, 2023

During the six months ended February 28, 2022, the Company’s Board of Directors declared cash dividends on the following dates in the following amounts to the following holders of the Company’s common stock:

Declaration Date	Amount	Record Date	Payable Date
October 20, 2021	$0.07	November 3, 2021	November 17, 2021
January 21, 2022	$0.07	February 2, 2022	February 16, 2022

During the six months ended February 28, 2023 and 2022, the Company repurchased no shares of its common stock.

The Company issued 3,620 and 2,636 shares of common stock on September 1, 2022 and 2021, respectively, under the Northern Technologies International Corporation Employee Stock Purchase Plan (ESPP). The ESPP is compensatory for financial reporting purposes. As of February 28, 2023, 65,600 shares of common stock remained available for sale under the ESPP.

9.	NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share assumes the exercise of stock options using the treasury stock method, if dilutive.

The following is a reconciliation of the net income per share computation for the three and six months ended February 28, 2023 and 2022:

	Three Months Ended February 28,		Six Months Ended February 28,
Numerator:	2023	2022	2023	2022
Net income attributable to NTIC	$885,248	$182,847	$1,387,490	$4,676,606
Denominator:
Basic – weighted shares outstanding	9,366,357	9,214,817	9,353,989	9,211,858
Weighted shares assumed upon exercise of stock options	381,104	468,609	391,177	524,202
Diluted – weighted shares outstanding	9,747,461	9,683,426	9,745,166	9,736,060
Basic net income per share:	$0.10	$0.02	$0.15	$0.51
Diluted net income per share:	$0.09	$0.02	$0.14	$0.48

The dilutive impact summarized above relates to the periods when the average market price of the Company’s common stock exceeded the exercise price of the potentially dilutive option securities granted. Net income per common share was based on the weighted average number of common shares outstanding during the periods when computing basic net income per share. When dilutive, stock options are included as equivalents using the treasury stock market method when computing the diluted net income per share. Excluded from the computation of diluted net income per share for the three and six months ended February 28, 2023 were options outstanding to purchase 305,514 shares of common stock. Excluded from the computation of diluted net income per share for the three and six months ended February 28, 2022, were options outstanding to purchase 311,061 shares of common stock.

10.	STOCK-BASED COMPENSATION

A summary of stock option activities under the Northern Technologies International Corporation Amended and Restated 2019 Stock Incentive Plan (the 2019 Plan) and the Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan (the 2007 Plan) is as follows:

	Number of Options Outstanding	Weighted Average Exercise Price
Outstanding as of August 31, 2022	1,544,727	$10.23
Granted	277,613	$11.41
Exercised	(178,331)	$6.03
Outstanding as of February 28, 2023	1,644,009	$10.52

The weighted average per share fair value of options granted during the six months ended February 28, 2023 and 2022 was $4.75 and $7.29, respectively. The weighted average remaining contractual life of the options outstanding as of February 28, 2023 and 2022 was 6.42 years and 6.25 years, respectively.

The Company recognized compensation expense of $674,971 and $465,766 during the six months ended February 28, 2023 and 2022, respectively. As of February 28, 2023, there was $1,686,298 of unrecognized compensation expense. The amount is expected to be recognized over a period of 2.5 years.

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

The following table sets forth the Company’s net sales for the three and six months ended February 28, 2023 and 2022 by segment:

	Three Months Ended February 28,		Six Months Ended February 28,
	2023	2022	2023	2022
ZERUST® net sales	$14,458,747	$13,117,777	$29,828,748	$27,541,562
Natur-Tec® net sales	3,812,078	3,630,862	8,394,843	7,400,490
Total net sales	$18,270,825	$16,748,639	$38,223,591	$34,942,052

The following table sets forth the Company’s cost of goods sold for the three and six months ended February 28, 2023 and 2022 by segment:

	Three Months Ended February 28,				Six Months Ended February 28,
	2023	% of Product Sales*	2022	% of Product Sales*	2023	% of Product Sales*	2022	% of Product Sales*
Direct cost of goods sold
ZERUST®	$8,115,451	56.1%	$8,151,274	62.1%	$17,294,705	58.0%	$16,857,941	61.2%
Natur-Tec®	2,931,036	76.9%	2,775,436	76.4%	6,501,709	77.4%	5,697,533	77.0%
Indirect cost of goods sold	821,152	—	837,594	—	1,670,867	—	1,699,313	—
Total net cost of goods sold	$11,867,639		$11,764,304		$25,467,281		$24,254,787

_________________

*	The percent of segment sales is calculated by dividing the direct cost of goods sold for each individual segment category by the net sales for each segment category.

The Company utilizes product net sales and direct and indirect cost of goods sold for each product in reviewing the financial performance of a product type. Further allocation of Company expenses or assets, aside from amounts presented in the tables above, is not utilized in evaluating product performance, nor does such allocation occur for internal financial reporting.

Geographic Information

Net sales by geographic location for the three and six months ended February 28, 2023 and 2022 were as follows:

	Three Months Ended February 28,		Six Months Ended February 28,
	2023	2022	2023	2022
Inside the U.S.A. to unaffiliated customers	$6,750,997	$5,115,963	$14,229,158	$11,272,285
Outside the U.S.A. to:
Joint ventures in which the Company is a shareholder directly and indirectly	1,529,763	883,513	2,163,228	1,723,952
Unaffiliated customers	9,990,065	10,749,163	21,831,205	21,945,815
	$18,270,825	$16,748,639	$38,223,591	$34,942,052

Net sales by geographic location are based on the location of the customer.

Fees for services provided to joint ventures by geographic location as a percentage of total fees for services provided to joint ventures during the three and six months ended February 28, 2023 and 2022 were as follows:

	Three Months Ended February 28,
	2023	% of Total Fees for Services Provided to Joint Ventures	2022	% of Total Fees for Services Provided to Joint Ventures
Germany	$202,964	16.2%	$216,992	17.4%
Poland	199,927	16.0%	172,700	13.9%
Japan	153,795	12.3%	151,933	12.2%
France	118,938	9.5%	115,663	9.3%
Sweden	112,615	9.0%	99,178	8.0%
Finland	91,620	7.3%	85,426	6.9%
Thailand	91,601	7.3%	87,918	7.1%
Czech Republic	91,001	7.3%	69,386	5.6%
South Korea	65,803	5.3%	64,173	5.1%
United Kingdom	65,648	5.2%	86,736	7.0%
Other	58,834	4.6%	96,803	7.5%
	$1,252,746	100.0%	$1,246,908	100.0%

	Six Months Ended February 28,
	2023	% of Total Fees for Services Provided to Joint Ventures	2022	% of Total Fees for Services Provided to Joint Ventures
Germany	$396,792	16.3%	$435,422	17.4%
Poland	386,623	15.9%	349,626	14.0%
Japan	301,715	12.4%	318,740	12.7%
France	228,295	9.4%	231,958	9.3%
Sweden	213,051	8.8%	207,248	8.3%
Finland	182,052	7.5%	165,599	6.6%
Thailand	174,557	7.2%	175,472	7.0%
Czech Republic	171,333	7.0%	139,483	5.6%
South Korea	129,197	5.3%	126,800	5.1%
United Kingdom	123,339	5.1%	181,663	7.2%
Other	127,597	5.1%	173,756	6.8%
	$2,434,551	100.0%	$2,505,767	100.0%

The geographical distribution of total property and equipment and net sales is as follows:

	At February 28, 2023	At August 31, 2021
China	$5,885,664	$5,826,898
Other	668,910	565,022
United States	6,891,392	5,778,573
Total property and equipment, net	$13,445,966	$12,170,493

	Three Months Ended February 28,
	2023	2022
China	$2,871,795	$4,163,741
Brazil	1,206,790	936,089
India	4,364,358	4,068,781
Other	3,076,885	2,464,066
United States	6,750,997	5,115,962
Total net sales	$18,270,825	$16,748,639

	Six Months Ended February 28,
	2023	2022
China	$6,618,435	$8,221,593
Brazil	2,574,208	2,232,306
India	9,211,285	8,545,765
Other	5,590,505	4,670,103
United States	14,229,158	11,272,285
Total net sales	$38,223,591	$34,942,052

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

Concentrations

Three joint ventures (the Company’s joint ventures in South Korea, Sweden and France) accounted for 68.1% of the Company’s trade joint ventures receivables as of February 28, 2023, and one joint venture (the Company’s joint venture in South Korea) accounted for 33.8% of the Company’s trade joint venture receivables as of February 28, 2022.

Legal Matters

From time to time, the Company is subject to various other claims and legal actions in the ordinary course of its business. The Company records a liability in its consolidated financial statements for costs related to claims, including future legal costs, settlements and judgments, where the Company has assessed that a loss is probable, and an amount could be reasonably estimated. If the reasonable estimate of a probable loss is a range, the Company records the most probable estimate of the loss or the minimum amount when no amount within the range is a better estimate than any other amount. The Company discloses a contingent liability even if the liability is not probable or the amount is not estimable, or both, if there is a reasonable possibility that material loss may have been incurred. In the opinion of management, as of February 28, 2023, the amount of liability, if any, with respect to these matters, individually or in the aggregate, will not materially affect the Company’s consolidated results of operations, financial position or cash flows.

13.	FAIR VALUE MEASUREMENTS

Assets and liabilities that are measured at fair value on a recurring basis primarily relate to marketable equity securities. These items are marked-to-market at each reporting period, and the Company estimates that market value approximates costs.

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis:

Fair Value Measurements Using Inputs Considered as
	Fair value as of February 28, 2023	Level 1	Level 2	Level 3
Available for sale securities	$—	$—	$—	$—

		Fair Value Measurements Using Inputs Considered as
	Fair value as of August 31, 2022	Level 1	Level 2	Level 3
Available for sale securities	$5,590	$5,590	$—	$—

There were no transfers between Level 1, Level 2, or Level 3 during the three and six months ended February 28, 2023 or 2022.

14.	SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information consisted of:

	Three Months Ended February 28,		Six Months Ended February 28,
	2023	2022	2023	2022
Cash paid for interest	$115,144	$7,404	$206,475	$10,295

15.	INCOME TAXES

Income tax expense for the three and six months ended February 28, 2023 was $181,795 and $292,528, respectively, compared to $151,743 and $656,123, respectively, for the three and six months ended February 28, 2022. The expense was largely due to foreign operations. The Company has federal and state tax credit carry forwards, net operating loss carry forwards and foreign tax carry forwards. The Company has recorded a full valuation allowance against the U.S. deferred tax assets as of February 28, 2023 and August 31, 2022.

16.	SUBSEQUENT EVENTS

On April 7, 2023, the Company’s wholly-owned subsidiary in China, NTIC China, entered into a line of credit agreement with China Construction Bank Corporation, which provides NTIC China with a RMB 10,000,000 (USD $1.45 million) revolving line of credit. The term of the credit agreement is for one year, after which an extension of the agreement is required. The credit agreement has an annual interest rate of 3.25% with interest due monthly. The line of credit is secured by various property owned by NTIC China and the line of credit agreement contains certain financial and other covenants.

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

Impact of COVID-19

As a result of the novel coronavirus (COVID-19) and related government mandated restrictions on NTIC’s business, as well as the businesses of its joint ventures, customers and suppliers, disruption to the Company’s business and the manufacture and sale of its products and services continued to occur during the first six months of fiscal 2023, including in particular China, and may continue during the remainder of fiscal 2023. While demand in China improved during the second quarter of fiscal 2023 as a result of government restrictions that were lifted, NTIC continued to experience softened demand for its products in China during the first six months of fiscal 2023.

Worldwide Supply Chain Disruptions

Worldwide supply chain disruptions, which were initially brought about by the impact of COVID-19, have persisted despite the recovery in the global economy and financial markets. These issues continued during the first six months of fiscal 2023 and, although these issues have shown some improvement, are expected to continue to some degree throughout the remainder of fiscal 2023. NTIC has experienced longer lead times for raw materials, has been forced to find new suppliers of certain raw materials, and has experienced raw material cost increases compared to prior fiscal quarters. Additionally, NTIC has experienced significantly longer shipping times and significant price increases per shipping container compared to prior fiscal quarters due to ocean freight capacity issues resulting from increased demand for shipping and reduced capacity and equipment. These and other issues resulting from worldwide supply chain disruptions have recently improved but are expected to continue to some degree throughout the remainder of fiscal 2023 and could continue to have a material adverse effect on NTIC’s business, operating results and financial condition. The precise financial impact and duration, however, cannot be reasonably estimated at this time.

Financial Overview

NTIC’s management, including its chief executive officer, who is NTIC’s chief operating decision maker, reports and manages NTIC’s operations in two reportable business segments based on products sold, customer base and distribution center: Zerust® products and services and Natur-Tec® products.

Highlights of NTIC’s financial results for the three and six months ended February 28, 2023 include the following, with increases or decreases in each case as compared to the respective prior fiscal year period:

●

NTIC’s consolidated net sales increased 9.1% and 9.4% during the three and six months ended February 28, 2023, respectively, compared to the three and six months ended February 28, 2022 primarily as a result of an increase in sales of and demand for both Zerust® products, as well as targeted price increases on certain products. During the six months ended February 28, 2023, 78.0% of NTIC’s consolidated net sales were derived from sales of ZERUST® products and services, which increased 8.3% over the prior fiscal year period, and 22.0% of NTIC’s consolidated net sales were derived from sales of Natur-Tec® products, which increased 13.4% over the prior fiscal year period. NTIC’s consolidated net sales for the six months ended February 28, 2023 included $3,427,132 of sales made to customers in the oil and gas industry, a 121.1% increase over the prior fiscal year period.

●

Cost of goods sold as a percentage of net sales decreased to 65.0% during the three months ended February 28, 2023, compared to 70.2% during the three months ended February 28, 2022, and decreased to 66.6% during the six months ended February 28, 2023, compared to 69.4% during the prior fiscal year period primarily as a result of passing along price increases to customers and increased sales made to customers in the oil and gas industry, which products carry higher margins than our Zerust industrial products and Natur-Tec® products.

●

NTIC’s equity in income from joint ventures increased 22.3% and 0.9% during the three and six months ended February 28, 2023, respectively, to $1,128,731 and $2,318,135, respectively, compared to $922,832 and $2,297,581 during the three and six months ended February 28, 2022, respectively. These increases were primarily due to an improvement in gross margins and operating profits at the joint ventures. Net sales at the joint ventures increased 3.6% and decreased 2.7% to $25,482,590 and $50,212,879 during the three and six months ended February 28, 2023, respectively, compared to $24,601,767 and $51,624,762 during the three and six months ended February 28, 2022, respectively.

●

NTIC’s total operating expenses increased 11.7% and 11.8% to $7,497,356 and $15,392,113 during the three and six months ended February 28, 2023, respectively, compared to $6,708,853 and $13,778,779 for the three and six months ended February 28, 2022. These increases were primarily due to increased personnel expenses, including benefits and travel, and expenses incurred during the current fiscal year periods in connection with the startup of a new indirect, majority owned subsidiary formed to assume the operations of a former joint venture in Taiwan, partially offset by payroll tax credits.

●

NTIC incurred net income attributable to NTIC of $885,248, or $0.09 per diluted common share, for the three months ended February 28, 2023, compared to $182,847, or $0.02 per diluted common share, for the three months ended February 28, 2022. NTIC incurred net income attributable to NTIC of $1,387,490 or $0.14 per diluted common share, for the six months ended February 28, 2023, compared to $4,676,606, or $0.48 per diluted common share, for the six months ended February 28, 2022. Of the net income attributable to NTIC incurred in the six months ended February 28, 2022, $3,951,550 was due to the gain from the Zerust India acquisition.

Results of Operations

The following table sets forth NTIC’s results of operations for the three and six months ended February 28, 2023 and 2022.

	Three Months Ended February 28,
	2023	% of Net Sales	2022	% of Net Sales	$ Change	% Change
Net sales	$18,270,825	100.0%	$16,748,639	100.0%	$1,522,186	9.1%
Cost of goods sold	11,867,639	65.0%	11,764,304	70.2%	103,335	0.9%
Equity in income from joint ventures	1,128,731	6.2%	922,832	5.5%	205,899	22.3%
Fees for services provided to joint ventures	1,252,746	6.9%	1,246,909	7.4%	5,837	0.5%
Selling expenses	3,418,717	18.7%	2,971,391	17.7%	447,326	15.1%
General and administrative expenses	3,084,189	16.9%	2,518,788	15.0%	565,401	22.4%
Research and development expenses	994,450	5.4%	1,218,674	7.3%	(224,224)	(18.4)%

	Six Months Ended February 28,
	2023	% of Net Sales	2022	% of Net Sales	$ Change	% Change
Net sales	$38,233,591	100.0%	$34,942,052	100.0%	$3,281,539	9.4%
Cost of goods sold	25,467,281	66.6%	24,254,787	69.4%	1,212,494	5.0%
Equity in income from joint ventures	2,318,135	6.1%	2,297,581	6.6%	20,554	0.9%
Fees for services provided to joint ventures	2,434,551	6.4%	2,505,767	7.2%	(71,216)	(2.8)%
Selling expenses	6,926,151	18.1%	6,209,149	17.8%	717,002	11.5%
General and administrative expenses	6,214,788	16.3%	5,115,135	14.6%	1,099,653	21.5%
Research and development expenses	2,251,174	5.9%	2,454,495	7.0%	(203,321)	(8.3)%

Net Sales. NTIC’s consolidated net sales increased 9.1% and 9.4% to $18,270,825 and $38,223,591 during the three and six months ended February 28, 2023, respectively, compared to the three and six months ended February 28, 2022. These increases were primarily a result of increased demand across all market segments, including oil and gas, as well as targeted price increases on certain products.

The following table sets forth NTIC’s net sales by product segment for the three and six months ended February 28, 2023 and 2022:

	Three Months Ended February 28,		Six Months Ended February 28,
	2023	2022	2023	2022
Total ZERUST® sales	$14,458,747	$13,117,777	$29,828,748	$27,541,562
Total Natur-Tec® sales	3,812,078	3,630,862	8,394,843	7,400,490
Total net sales	$18,270,825	$16,748,639	$38,223,591	$34,942,052

During the three and six months ended February 28, 2023, 79.1% and 78.0% of NTIC’s consolidated net sales, respectively, were derived from sales of ZERUST® products and services, which increased 10.2% and 8.3% to $14,458,747 and $29,828,748, respectively, compared to $13,117,777 and $27,541,562 during the three and six months ended February 28, 2022, respectively. These increases were primarily a result of increased demand in North America, as well as targeted price increases on certain products.

The following table sets forth NTIC’s net sales of ZERUST® products for the three and six months ended February 28, 2023 and 2022:

	Three Months Ended February 28,
	2023	2022	$ Change	% Change
ZERUST® industrial net sales	$12,653,512	$12,539,856	$113,656	0.9%
ZERUST® oil & gas net sales	1,805,235	577,921	1,227,314	212.4%
Total ZERUST® net sales	$14,458,747	$13,117,777	$1,340,970	10.2%

	Six Months Ended February 28,
	2023	2022	$ Change	% Change
ZERUST® industrial net sales	$26,401,616	$25,991,825	$409,791	1.6%
ZERUST® oil & gas net sales	3,427,132	1,549,737	1,877,395	121.1%
Total ZERUST® net sales	$29,828,748	$27,541,562	$2,287,186	8.3%

NTIC’s total ZERUST® net sales increased during the three and six months ended February 28, 2023, compared to the prior fiscal year periods, primarily due to increased sales to new and existing oil and gas customers. Overall, demand for ZERUST® products and services depends heavily on the overall health of the markets in which NTIC sells its products, including the automotive, oil and gas, agriculture, and mining markets in particular.

ZERUST® oil and gas net sales increased 212.4% and 121.1% during the three and six months ended February 28, 2023 compared to the prior fiscal year periods primarily as a result of new opportunities with new and existing customers. NTIC anticipates that its sales of ZERUST® products and services into the oil and gas industry will continue to remain subject to significant volatility from quarter to quarter as sales are recognized, specifically due to the volatility of oil prices. Demand for oil and gas products around the world depends primarily on market acceptance and the reach of NTIC’s distribution network. Because of the typical size of individual orders and overall size of NTIC’s net sales derived from sales of oil and gas products, the timing of one or more orders can materially affect NTIC’s quarterly sales compared to prior fiscal year quarters.

During the three and six months ended February 28, 2023, 20.9% and 22.0% of NTIC’s consolidated net sales, respectively, were derived from sales of Natur-Tec® products, compared to 21.7% and 21.2% during the three and six months ended February 28, 2022, respectively. Sales of Natur-Tec® products increased 5.0% and 13.4% to $3,812,078 and $8,394,843 during the three and six months ended February 28, 2023, respectively, compared $3,630,862 and $7,400,490 during the three and six months ended February 28, 2022, respectively, as a result of increased global demand. COVID-19 adversely impacted demand for Natur-Tec® products from across the apparel industry, as well as many large users of bioplastics, including college campuses, stadiums, arenas, restaurants, and corporate office complexes. While NTIC has experienced a recovery in many of these areas to pre-pandemic levels, NTIC still expects some of these customers will be the last businesses to fully re-open and operate at full pre-pandemic capacities.

Cost of Goods Sold. Cost of goods sold increased 0.9% and 5.0% for the three and six months ended February 28, 2023, respectively, compared to the three and six months ended February 28, 2022 primarily as a result of the increase in net sales, as described above. Cost of goods sold as a percentage of net sales decreased to 65.0% and 66.6% for the three and six months ended February 28, 2023, compared to 70.2% and 69.4% for the three and six months ended February 28, 2022 primarily as a result of passing along price increases to customers and increased sales made to customers in the oil and gas industry, which products carry higher margins than our Zerust industrial products. Although NTIC has taken certain actions to address inflationary pressures and pass on related cost increases to its customers, it expects some of these inflationary pressures to persist through the end of fiscal 2023. Some improvements from these actions as well as some improvements in gross margin were realized in the six months ended February 28, 2023.

Equity in Income from Joint Ventures. NTIC’s equity in income from joint ventures increased 22.3% and 0.9% during the three and six months ended February 28, 2023, respectively, to $1,128,731 and $2,318,135, respectively, compared to $922,832 and $2,297,581 during the three and six months ended February 28, 2022, respectively. These increases were primarily due an improvement in gross margins and operating profits at the joint ventures. NTIC’s equity in income from joint ventures fluctuates based on net sales and profitability of the joint ventures during the respective periods. Of the total equity in income from joint ventures, NTIC had equity in income from joint ventures of $1,547,944 attributable to EXCOR during the six months ended February 28, 2023, compared to $1,499,821 attributable to EXCOR during the six months ended February 28, 2022. NTIC had equity in income from all other joint ventures of $770,191 during the six months ended February 28, 2023, compared to $797,760 during the six months ended February 28, 2022.

Fees for Services Provided to Joint Ventures. NTIC recognized fee income for services provided to joint ventures of $1,252,746 and $2,434,551 during the three and six months ended February 28, 2023, respectively, compared to $1,246,909 and $2,505,767 during the three and six months ended February 28, 2022, respectively, representing increases of 0.5% and a decrease of 2.8%, respectively. Fee income for services provided to joint ventures is traditionally a function of the sales made by NTIC’s joint ventures; however, at various joint ventures, the fee income for services is a fixed amount that does not fluctuate with the change in sales experienced by certain joint ventures. Net sales at the joint ventures increased 3.6% and decreased 2.7% to $25,482,590 and $50,212,879 during the three and six months ended February 28, 2023, respectively, compared to $24,601,767 and $51,624,762 during the three and six months ended February 28, 2022, respectively. Net sales of NTIC’s joint ventures are not included in NTIC’s product sales and are not included in NTIC’s consolidated financial statements. Of the total fee income for services provided to joint ventures, fees of $396,792 were attributable to EXCOR during the six months ended February 28, 2023, compared to $435,422 attributable to EXCOR during the six months ended February 28, 2022.

Selling Expenses. NTIC’s selling expenses increased 15.1% and 11.5% for the three and six months ended February 28, 2023, respectively, compared to the same respective periods in fiscal 2022 due primarily to an increase personnel expense during the current fiscal year period compared to the prior fiscal year period, and expenses incurred during the current fiscal year periods in connection with the startup of a new indirect, majority owned subsidiary formed to assume the operations of a former joint venture in Taiwan, partially offset by payroll tax credits. Selling expenses as a percentage of net sales increased to 18.7% and 18.1% for the three and six months ended February 28, 2023, respectively, from 17.7% and 17.8% for the three and six months ended February 28, 2022, respectively, primarily due to the increased selling expenses as noted above.

General and Administrative Expenses. NTIC’s general and administrative expenses increased 22.4% and 21.5% for the three and six months ended February 28, 2023, respectively, compared to the same respective periods in fiscal 2022 due primarily to increased professional services and travel and personnel expenses during the current fiscal year periods compared to the prior fiscal year periods, as well as expenses incurred during the current fiscal year periods in connection with the startup of a new indirect, majority owned subsidiary formed to assume the operations of a former joint venture in Taiwan, partially offset by payroll tax credits. As a percentage of net sales, general and administrative expenses increased to 16.9% and 16.3% for the three and six months ended February 28, 2023, respectively, from 15.0% and 14.6% for the same respective periods in fiscal 2022 primarily due to the increase in general and administrative expenses as noted above.

Research and Development Expenses. NTIC’s research and development expenses decreased 18.4% and 8.3% for the three and six months ended February 28, 2023, respectively, compared to the same respective periods in fiscal 2022 primarily due to decreases in expenses associated with development efforts.

Interest Income. NTIC’s interest income decreased to $3,451 and $9,619 during the three and six months ended February 28, 2023, respectively, compared to $9,909 and $20,852 during the three and six months ended February 28, 2022, respectively, due primarily to changes in the invested cash balances.

Interest Expense. NTIC’s interest expense increased to $115,144 and $206,475 during the three and six months ended February 28, 2023, respectively, compared to $7,404 and $10,295 during the three and six months ended February 28, 2022, respectively, due primarily to increased outstanding borrowings under the line of credit and increased interest rates, in each case during the current fiscal year periods compared to the prior fiscal year periods.

Remeasurement Gain on Acquisition of Equity Method Investee. Authoritative guidance on accounting for business combinations requires that an acquirer re-measure its previously held equity interest in the acquisition at its acquisition date fair value and recognize the resulting gain or loss in earnings. As such, since NTIC acquired the remaining 50% ownership interest of Zerust India effective September 1, 2021, NTIC recognized a gain of $3,951,550 during the six months ended February 28, 2022. This gain is included in “Remeasurement gain on acquisition of equity method investee” on NTIC’s consolidated statements of operations. There was no comparable gain during the current fiscal year period.

Income Before Income Tax Expense. NTIC had income before income tax expense of $1,175,614 and $1,920,027 for the three and six months ended February 28, 2023, respectively, compared to $447,728 and $5,673,941 for the three and six months ended February 28, 2022, respectively.

Income Tax Expense. Income tax expense was $181,795 and $292,528 for the three and six months ended February 28, 2023, respectively, compared to $151,743 and $656,123 during the three and six months ended February 28, 2022, respectively. Income tax expense was calculated based on management’s estimate of NTIC’s annual effective income tax rate.

NTIC considers the earnings of certain foreign joint ventures to be indefinitely invested outside the United States on the basis of estimates that NTIC’s future domestic cash generation will be sufficient to meet future domestic cash needs. As a result, U.S. income and foreign withholding taxes have not been recognized on the cumulative undistributed earnings of $20,493,861 and $21,256,923 as of February 28, 2023, and August 31, 2022, respectively. To the extent undistributed earnings of NTIC’s joint ventures are distributed in the future, they are not expected to result in any material additional income tax liability after the application of foreign tax credits.

Net Income Attributable to NTIC. Net income attributable to NTIC increased to $885,248, or $0.09 per diluted common share, for the three months ended February 28, 2023, compared to $182,847, or $0.02 per diluted common share, for the three months ended February 28, 2022. This increase was a result of the increase in gross profit and joint venture income contribution, partially offset by the increase in operating expenses. Net income attributable to NTIC decreased to $1,387,490, or $0.14 per diluted common share, for the six months ended February 28, 2023, compared to $4,676,606, or $0.48 per diluted common share, for the six months ended February 28, 2022. This decrease was primarily due to the $3,951,550 remeasurement gain on acquisition of equity method investee recognized during the prior fiscal year periods, which did not repeat this fiscal year, and to a lesser extent, the increase in operating expenses, partially offset by the increase in gross profit.

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

Other Comprehensive Income - Foreign Currency Translations Adjustment. The changes in the foreign currency translations adjustment were due to the fluctuation of the U.S. dollar compared to the Euro and other foreign currencies during the three and six months ended February 28, 2023 compared to the same periods in fiscal 2022.

Liquidity and Capital Resources

Sources of Cash and Working Capital. NTIC’s working capital, defined as current assets less current liabilities, was $23,998,313 as of February 28, 2023, including $5,451,111 in cash and cash equivalents, compared to $23,169,480 as of August 31, 2022, including $5,333,890 in cash and cash equivalents and $5,590 in available for sale securities.

On January 6, 2023, NTIC entered into a Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPM”), which provides NTIC with a senior secured revolving line of credit (the “Credit Facility”) of up to $10.0 million. The Credit Facility includes a $5.0 million sublimit for standby letters of credit. Borrowings of $7,100,000 were outstanding under the Credit Facility as of February 28, 2023.

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

To secure the Credit Agreement, the Company assigned to JPM a continuing security interest in all of its right, title and interested in collateral made up for the assets of the Company.

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

The Credit Agreement also contains customary events of default, including, without limitation, payment defaults, material inaccuracy of representations and warranties, covenant defaults, bankruptcy and insolvency proceedings, cross-defaults to certain other agreements, breach of any financial covenant and change of control. Upon the occurrence and during the continuance of any event of default, JPM may accelerate the payment of the obligations thereunder and exercise various other customary default remedies. As of February 28, 2023, NTIC was in compliance with all debt covenants under the Credit Agreement.

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

NTIC also expects to use some of its capital resources to continue to transition some of its joint ventures as needed or appropriate, which may include additional acquisitions by NTIC of the remaining ownership interests of joint ventures not owned by NTIC, the formation of one or more new subsidiaries to assume the operations of a joint venture, and dissolutions or liquidations of one or more of its joint ventures. Some of these joint venture transitions may materially impact NTIC’s results of operations for a particular reporting period. For example, the formation of a new indirect, majority owned subsidiary of NTIC to assume the operations of a former joint venture increased NTIC’s operating expenses during the six months ended February 28, 2023.

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

Uses of Cash and Cash Flows. Net cash provided by operating activities during the six months ended February 28, 2023 was $2,204,834, which resulted principally from NTIC’s net income, dividends received from joint ventures, depreciation and amortization expense, and stock-based compensation, partially offset by equity in income from joint ventures. Net cash provided by operating activities during the six months ended February 28, 2022 was $2,118,728, which resulted principally from NTIC’s net income, dividends received from joint ventures, deferred income tax, depreciation and amortization expense, and stock-based compensation, partially offset by the remeasurement gain on acquisition of equity method investee and equity in income from joint ventures.

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

NTIC experienced an increase in trade receivables and a decrease in inventory as of February 28, 2023, compared to August 31, 2022. Trade receivables, excluding joint ventures, as of February 28, 2023, increased $538,087 compared to August 31, 2022, primarily related to correlating increases to sales.

Outstanding trade receivables, excluding joint ventures balances, increased an average of 8 days to an average of 75 days from balances outstanding from these customers as of February 28, 2023 from an average of 67 days as of August 31, 2022.

Outstanding trade receivables from joint ventures as of February 28, 2023 increased $917,073 compared to August 31, 2022, primarily due to the timing of payments. Outstanding balances from trade receivables from joint ventures increased an average of 166 days to an average of 256 days from balances outstanding from these customers as of February 28, 2023 from an average of 90 days as of August 31, 2022. The significant increase in outstanding balances from trade receivables from joint ventures was due to the timing of a large order, that was subsequently collected. The average days outstanding of trade receivables from joint ventures as of February 28, 2023 were primarily due to the receivables balances at NTIC’s joint ventures in Sweden, France, South Korea and Thailand.

Outstanding receivables for services provided to joint ventures as of February 28, 2023 decreased $656,210 compared to August 31, 2022, and the average days to pay increased an average of 4 days to an average of 80 days from an average of 84 days as of August 31, 2022.

Net cash used in investing activities for the six months ended February 28, 2023 and 2022 was $1,923,336 and $5,792,833, respectively, which was primarily the result of the purchase of property and equipment, and investments in patents, and in the case of the prior year period, the purchase of the remaining 50% ownership interest in Zerust India.

Net cash used in financing activities for the six months ended February 28, 2023 was $111,605, which resulted from dividends paid to shareholders and dividends received by non-controlling interests, partially offset by proceeds from the exercise of stock options, borrowings under the line of credit and proceeds from NTIC’s employee stock purchase plan. Net cash used in financing activities for the six months ended February 28, 2022 was $2,786,371, which resulted from borrowings under the line of credit and proceeds from NTIC’s employee stock purchase plan and the exercise of stock options, partially offset by dividends paid to shareholders and dividends received by non-controlling interests.

Share Repurchase Plan. On January 15, 2015, NTIC’s Board of Directors authorized the repurchase of up to $3,000,000 in shares of NTIC common stock through open market purchases or unsolicited or solicited privately negotiated transactions. This program has no expiration date but may be terminated by NTIC’s Board of Directors at any time. No repurchases occurred during the six months ended February 28, 2023. As of February 28, 2023, up to $2,640,548 in shares of NTIC common stock remained available for repurchase under NTIC’s stock repurchase program.

Cash Dividends. During the six months ended February 28, 2023, NTIC’s Board of Directors declared cash dividends on the following dates in the following amounts to the following holders of NTIC’s common stock:

Declaration Date	Amount	Record Date	Payable Date
October 20, 2022	$0.07	November 3, 2022	November 16, 2022
January 20, 2023	$0.07	February 1, 2023	February 15, 2023

During the six months ended February 28, 2022, NTIC’s Board of Directors declared cash dividends on the following dates in the following amounts to the following holders of NTIC’s common stock:

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

Capital Expenditures and Commitments. NTIC spent $1,871,903 on capital expenditures during the six months ended February 28, 2023, which related primarily to a new warehouse facility, equipment and facility improvements, including the purchase of the property immediately adjacent to NTIC’s headquarters in Circle Pines, Minnesota, which includes a 26,000 square foot industrial building, and related renovations. The building will be used primarily for warehousing space and light industrial production. NTIC expects to spend an aggregate of approximately $2,000,000 to $2,500,000 on capital expenditures during fiscal 2023, which it expects will relate primarily to the purchase of the new warehouse facility, equipment and facility improvements, including approximately $700,000 in renovations on the property and building described above.

Inflation and Seasonality

Although inflation in the United States and abroad historically has had little effect on NTIC, inflationary pressures adversely affected NTIC’s gross margins during the first six months of fiscal 2023 and are expected to persist into at least the third quarter of fiscal 2023. NTIC believes there is some seasonality in its business. NTIC’s net sales in the second fiscal quarter were adversely affected by the long Chinese New Year, the North American holiday season and overall less corrosion taking place at lower winter temperatures worldwide.

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

Any outstanding advances under NTIC’s Credit Facility with JPM bear interest at a floating rate, at the option of NTIC, equal to either the CB Floating Rate or the Adjusted SOFR Rate, as defined above. Borrowings of $7,100,000 were outstanding under the Credit Facility as of February 28, 2023.

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

Accounting Pronouncements

See Note 2 to NTIC’s consolidated financial statements for a discussion of accounting pronouncements.

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

Forward-looking statements are based on current expectations about future events affecting NTIC and are subject to uncertainties and factors that affect all businesses operating in a global market as well as matters specific to NTIC. These uncertainties and factors are difficult to predict, and many of them are beyond NTIC’s control. The following are some of the uncertainties and factors known to us that could cause NTIC’s actual results to differ materially from what NTIC has anticipated in its forward-looking statements:

●

The effect of worldwide disruption in supply issues on NTIC’s business, operating results and financial condition, which will likely continue through the end of fiscal 2023, regardless of the status of COVID-19;

●

The effect of COVID-19 on NTIC’s business, operating results and financial condition, including in particular in China, and disruption to our customers, suppliers and subcontractors, as well as the global economy and financial markets;

●

The effect of current worldwide economic conditions, inflation, recessionary indicators and any turmoil and disruption in the global credit, financial and banking markets or the perception of adverse conditions on NTIC’s business and the business of NTIC’s customers, supplier, vendors and other third parties with whom NTIC conducts business;

●

The effect of the ongoing war between Russia and Ukraine, and the effect of the war and the resulting sanctions by U.S. and European governments on commodity price fluctuations, which have decreased our margins and the margins of our joint ventures and resulted in decreased joint venture profitability, which will likely continue through the end of fiscal 2023;

●	NTIC’s operations in China and the risks associated therewith, including trade or other issues that may result from increasing tensions between the U.S. and China;

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

●	NTIC’s ability to introduce new products and services that respond to changing market conditions and customer demand;

●	Market acceptance of NTIC’s existing and new products, especially in light of existing and new competitive products;

●	Maturation of certain existing markets for NTIC’s ZERUST® products and services and NTIC’s ability to grow market share and succeed in penetrating other existing and new markets;

●	Increased competition, especially with respect to NTIC’s ZERUST® products and services, and the effect of such competition on NTIC’s and its joint ventures’ pricing, net sales, and margins;

●	NTIC’s reliance upon and its relationships with its distributors, independent sales representatives, and joint ventures;

●	NTIC’s reliance upon suppliers;

●	Oil prices, which may affect sales of NTIC’s ZERUST® products and services to the oil and gas industry, and which may be impacted by the ongoing war between Russia and Ukraine;

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

Any outstanding advances under NTIC’s Credit Facility with JPM bear interest at a floating rate, at the option of NTIC, equal to either the CB Floating Rate or the Adjusted SOFR Rate, as defined above. Borrowings of $7,100,000 were outstanding under the Credit Facility as of February 28, 2023.

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

Changes in Internal Control over Financial Reporting

There was no change in NTIC’s internal control over financial reporting that occurred during the quarter ended February 28, 2023 that has materially affected or is reasonably likely to materially affect NTIC’s internal control over financial reporting, other than changes implemented to continue integrating Zerust India’s internal controls with NTIC’s internal controls.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 12 to NTIC’s consolidated financial statements in Part I. Item 1. Financial Statements of this report.

ITEM 1A.	RISK FACTORS

Although Item 1A. is inapplicable to NTIC as a smaller reporting company, NTIC hereby discloses the following revised risk factor described in its annual report on Form 10-K for the fiscal year ended August 31, 2021:

The operations of NTIC China may be adversely affected by China’s evolving economic, political, and social conditions as well as increasing tensions between the United States and China.

The results of operations and future prospects of NTIC China may be adversely affected by, among other things, changes in China’s political, economic, and social conditions, changes in the relationship between China and its western trade partners, changes in policies of the Chinese government, changes in laws and regulations or in the interpretation of existing laws and regulations, changes in foreign exchange regulations, measures that may be introduced to control inflation, such as interest rate increases, changes in the rates or methods of taxation, and increasing tensions between the United States and China. In addition, changes in demand could result from increased competition with local Chinese manufacturers who have cost advantages or who may be preferred suppliers for Chinese end users. Also, Chinese commercial laws, regulations, and interpretations applicable to non-Chinese owned market participants, such as NTIC China, are continually changing, and such changes may require NTIC China to change how it conducts its business. These laws, regulations, and interpretations could impose restrictions on NTIC’s and NTIC China’s ownership or operations or NTIC’s interests in China and could adversely affect NTIC’s business, results of operations, and financial condition.

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

Recent Sales of Unregistered Equity Securities

During the three months ended February 28, 2023, NTIC did not issue any shares of its common stock or other equity securities of NTIC that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

The following table shows NTIC’s second quarter of fiscal 2023 stock repurchase activity.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
December 1, 2022, through December 31, 2022	0	$0	0	(1)
January 1, 2023, through January 31, 2023	0	$0	0	(1)
February 1, 2023, through February 28, 2023	0	$0	0	(1)
Total	0	$0	0	(1)(2)

_________________

(1)

On January 15, 2015, NTIC’s Board of Directors authorized the repurchase of up to $3,000,000 in shares of NTIC common stock through open market purchases or unsolicited or solicited privately negotiated transactions. This program has no expiration date but may be terminated by NTIC’s Board of Directors at any time.

(2)	As of February 28, 2023, up to $2,640,548 in shares of NTIC common stock remained available for repurchase under NTIC’s stock repurchase program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

The following exhibits are being filed or furnished with this quarterly report on Form 10-Q:

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Northern Technologies International Corporation, dated January 31, 2023 (filed herewith)

10.1	Credit Agreement between JPMorgan Chase Bank, N.A. and Northern Technologies International Corporation, dated December 19, 2022 (filed herewith)

31.1	Certification of President and Chief Executive Officer pursuant to SEC Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

The following materials from NTIC’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2023, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Comprehensive Income, (iv) the unaudited Consolidated Statements of Equity, (v) the unaudited Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements (filed herewith)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

/s/ Matthew C. Wolsfeld
Date: April 13, 2023	Matthew C. Wolsfeld, CPA
Chief Financial Officer
(Principal Financial and Accounting Officer and
Duly Authorized to Sign on Behalf of the Registrant)