Form 10-Q
period 2023-05-31
NORTHERN TECHNOLOGIES INTERNATIONAL CORP
filed 2023-07-13
CIK 875582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2023

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

As of July 13, 2023, there were 9,369,923 shares of common stock of the registrant outstanding.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

FORM 10-Q

May 31, 2023

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

As used in this report, references to “EXCOR” refer to NTIC’s joint venture in Germany, Excor Korrosionsschutz – Technologien und Produkte GmbH.

All trademarks, trade names or service marks referred to in this report are the property of their respective owners.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AS OF MAY 31, 2023 (UNAUDITED)

AND AUGUST 31, 2022 (AUDITED)

	May 31, 2023	August 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,195,194	$5,333,890
Available for sale securities	—	5,590
Receivables:
Trade, excluding joint ventures, less allowance for doubtful accounts
of $439,000 as of May 31, 2023 and August 31, 2022	15,311,650	14,136,930
Trade, joint ventures	668,847	697,861
Fees for services provided to joint ventures	1,226,010	1,765,117
Income taxes	155,828	—
Inventories	13,900,812	16,341,729
Prepaid expenses	1,831,566	1,953,764
Total current assets	$39,289,907	$40,234,881

PROPERTY AND EQUIPMENT, NET	$13,810,930	$12,170,493
OTHER ASSETS:
Investments in joint ventures	22,855,448	21,814,754
Intangible asset, net	6,281,625	6,633,878
Goodwill	4,782,376	4,782,376
Operating lease right of use asset	293,137	557,571
Total other assets	34,212,586	33,788,579
Total assets	$87,313,423	$86,193,953

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,687,675	$7,796,494
Term loan	2,812,504	—
Line of credit	5,200,000	5,900,000
Income taxes payable	—	30,742
Accrued liabilities:
Payroll and related benefits	2,035,785	2,297,543
Other	734,414	667,292
Current portion of operating leases	80,183	373,330
Total current liabilities	$15,550,561	$17,065,401
LONG-TERM LIABILITIES:
Deferred income tax, net	1,618,960	1,700,015
Operating leases, less current portion	212,954	184,241
Total long-term liabilities	$1,831,914	$1,884,256

COMMITMENTS AND CONTINGENCIES (Note 12)

EQUITY:
Preferred stock, no par value; authorized 10,000 shares; none issued and outstanding	—	—
Common stock, $0.02 par value per share; authorized 15,000,000 shares as of May 31, 2023 and August 31, 2022; issued and outstanding 9,369,923 and 9,232,483, respectively	187,398	184,650
Additional paid-in capital	21,426,721	19,939,131
Retained earnings	51,662,515	50,716,613
Accumulated other comprehensive loss	(6,879,447)	(7,245,132)
Stockholders’ equity	66,397,187	63,595,262
Non-controlling interests	3,533,761	3,649,034
Total equity	69,930,948	67,244,296
Total liabilities and equity	$87,313,423	$86,193,953

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2023 AND 2022

	Three Months Ended May 31,		Nine Months Ended May 31,
	2023	2022	2023	2022
NET SALES:
Net sales	$20,969,726	$18,964,921	$59,193,317	$53,906,973
Cost of goods sold	13,280,584	12,722,833	38,747,865	36,977,620
Gross profit	7,689,142	6,242,088	20,445,452	16,929,353

JOINT VENTURE OPERATIONS:
Equity in income from joint ventures	1,346,658	1,364,597	3,664,793	3,662,178
Fees for services provided to joint ventures	1,361,311	1,329,988	3,795,862	3,835,755
Total joint venture operations	2,707,969	2,694,585	7,460,655	7,497,933

OPERATING EXPENSES:
Selling expenses	3,723,165	3,450,308	10,649,316	9,659,457
General and administrative expenses	3,150,643	2,560,487	9,365,431	7,675,622
Research and development expenses	1,150,711	1,102,942	3,401,885	3,557,437
Total operating expenses	8,024,519	7,113,737	23,416,632	20,892,516

OPERATING INCOME	2,372,592	1,822,936	4,489,475	3,534,770

REMEASUREMENT GAIN ON ACQUISITION OF EQUITY METHOD INVESTEE	—	—	—	3,951,550

INTEREST INCOME	8,876	15,925	18,495	36,777
INTEREST EXPENSE	(136,168)	(23,784)	(342,643)	(34,079)

INCOME BEFORE INCOME TAX EXPENSE	2,245,300	1,815,077	4,165,327	7,489,018

INCOME TAX EXPENSE	542,295	604,314	834,823	1,260,437

NET INCOME	1,703,005	1,210,763	3,330,504	6,228,581

NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	177,409	210,596	417,418	551,808

NET INCOME ATTRIBUTABLE TO NTIC	$1,525,596	$1,000,167	$2,913,086	$5,676,773

NET INCOME ATTRIBUTABLE TO NTIC PER COMMON SHARE:
Basic	$0.16	$0.11	$0.31	$0.62
Diluted	$0.16	$0.11	$0.30	$0.59

WEIGHTED AVERAGE COMMON SHARES ASSUMED OUTSTANDING:
Basic	9,369,923	9,227,912	9,355,776	9,216,216
Diluted	9,628,069	9,578,797	9,702,610	9,682,646
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.07	$0.07	$0.21	$0.21

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2023 AND 2022

	Three Months Ended May 31,		Nine Months Ended May 31,
	2023	2022	2023	2022
NET INCOME	$1,703,005	$1,210,763	$3,330,504	$6,228,581
OTHER COMPREHENSIVE INCOME (LOSS) – FOREIGN CURRENCY TRANSLATION ADJUSTMENT	(92,228)	(1,554,024)	388,568	(1,936,793)
COMPREHENSIVE INCOME (LOSS)	1,610,777	(343,261)	3,719,072	4,291,788
COMPREHENSIVE LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	(190,118)	(181,283)	(440,301)	(473,385)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NTIC	$1,800,895	$(161,978)	$4,159,373	$4,765,173

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2023 AND 2022

	STOCKHOLDERS’ EQUITY – THREE MONTHS ENDED MAY 31, 2023 AND 2022
					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	Controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Equity

BALANCE AT FEBRUARY 28, 2023	9,366,357	$187,327	$21,058,721	$50,792,813	$(6,774,510)	$3,443,643	$68,707,994
Stock issued for employee stock purchase plan	3,566	71	36,697	—	—	—	36,768
Stock option expense	—	—	331,303	—	—	—	331,303
Dividends paid to stockholders	—	—	—	(655,894)	—	—	(655,894)
Dividend received by non-controlling interest	—	—	—	—	—	(100,000)	(100,000)
Net income	—	—	—	1,525,596	—	177,409	1,703,005
Other comprehensive income (loss)	—	—	—	—	(104,937)	12,709	(92,228)
BALANCE AT MAY 31, 2023	9,369,923	$187,398	$21,426,721	$51,662,515	$(6,879,447)	$3,533,761	$69,930,948

BALANCE AT FEBRUARY 28, 2022	9,221,517	$184,430	$19,379,032	$50,361,068	$(3,858,689)	$3,371,928	$69,437,767
Stock issued for employee stock purchase plan	2,966	59	35,054	—	—	—	35,113
Stock options exercised	8,000	161	59,279	—	—	—	59,440
Stock option expense	—	—	232,883	—	—	—	232,883
Dividends paid to stockholders	—	—	—	(646,274)	—	—	(646,274)
Dividend received by non-controlling interest	—	—	—	—	—	(100,000)	(100,000)
Net income	—	—	—	1,000,167	—	210,594	1,210,763
Other comprehensive loss	—	—	—	—	(1,524,711)	(29,311)	(1,554,022)
BALANCE AT MAY 31, 2022	9,232,483	$184,650	$19,706,248	$50,714,961	$(5,383,400)	$3,453,211	$68,675,670

	STOCKHOLDERS’ EQUITY – NINE MONTHS ENDED MAY 31, 2023 AND 2022
					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	Controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Equity

BALANCE AT AUGUST 31, 2022	9,232,483	$184,650	$19,939,131	$50,716,613	$(7,245,132)	$3,649,034	$67,244,296
Stock issued for employee stock purchase plan	7,186	143	75,321	—	—	—	75,464
Stock options exercised	130,254	2,605	413,958	—	—	—	416,563
Stock option expense	—	—	998,311	—	—	—	998,311
Dividends paid to stockholders	—	—	—	(1,967,184)	—	—	(1,967,184)
Dividend received by non-controlling interest	—	—	—	—	—	(555,574)	(555,574)
Net income	—	—	—	2,913,086	—	417,418	3,330,504
Other comprehensive income	—	—	—	—	365,685	22,883	388,568
BALANCE AT MAY 31, 2023	9,369,923	$187,398	$21,426,721	$51,662,515	$(6,879,447)	$3,533,761	$69,930,948

BALANCE AT AUGUST 31, 2021	9,184,811	$183,696	$18,736,268	$46,973,092	$(3,525,030)	$3,382,553	$65,750,581
Stock issued for employee stock purchase plan	5,601	112	73,533	—	—	—	73,645
Stock options exercised	42,071	842	197,798	—	—	—	198,640
Stock option expense	—	—	698,649	—	—	—	698,649
Dividends paid to stockholders	—	—	—	(1,934,906)	—	—	(1,934,906)
Dividend received by non-controlling interest	—	—	—	—	—	(402,729)	(402,729)
Net income	—	—	—	5,676,775	—	551,808	6,228,581
Other comprehensive loss	—	—	—	—	(1,858,370)	(78,421)	(1,936,791)
BALANCE AT MAY 31, 2022	9,232,483	$184,650	$19,706,248	$50,714,961	$(5,383,400)	$3,453,211	$68,675,670

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED MAY 31, 2023 AND 2022

	Nine Months Ended May 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,330,504	$6,228,581
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	998,311	698,649
Depreciation expense	766,091	722,443
Amortization expense	441,603	474,121
Loss on disposal of assets	(8,534)	—
Remeasurement gain on acquisition of equity method investee	—	(3,951,550)
Equity in income from joint ventures	(3,664,793)	(3,662,178)
Dividends received from joint ventures	3,510,716	5,723,176
Deferred income taxes	(76,114)	152,372
Changes in current assets and liabilities:
Receivables:
Trade, excluding joint ventures	(1,502,567)	(1,348,254)
Trade, joint ventures	29,014	(232,364)
Fees for services provided to joint ventures	539,107	261,913
Income taxes	(155,828)	(134,942)
Inventories	2,254,758	(2,093,668)
Prepaid expenses and other	184,516	(635,478)
Accounts payable	(2,902,121)	908,605
Income tax payable	(29,401)	(420,529)
Accrued liabilities	(209,459)	(912,803)
Net cash provided by operating activities	3,505,803	1,778,094

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Zerust India business, net of cash acquired	—	(5,062,003)
Purchase of available for sale securities	—	(941)
Proceeds from the sale of available for sale securities	5,590	—
Investment in joint venture	—	(341,392)
Purchases of property and equipment	(2,607,988)	(961,704)
Proceeds from the sale of property and equipment	13,000	—
Investments in patents	(89,350)	(164,994)
Net cash used in investing activities	(2,678,748)	(6,531,034)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividend received by non-controlling interest	(555,574)	(402,729)
Repayments on the line of credit	(700,000)	—
Proceeds from line of credit	—	4,700,000
Proceeds from term loan	2,812,504	—
Dividends paid on NTIC common stock	(1,967,184)	(1,934,906)
Proceeds from the exercise of stock options	416,563	198,640
Proceeds from employee stock purchase plan	75,464	73,645
Net cash provided by financing activities	81,773	2,634,650

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(47,524)	560,918

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	861,304	(1,557,372)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,333,890	7,680,641

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,195,194	$6,123,269

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	INTERIM FINANCIAL INFORMATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all necessary adjustments, which are of a normal recurring nature, and present fairly the consolidated financial position of Northern Technologies International Corporation and its subsidiaries (the Company) as of May 31, 2023 and August 31, 2022, the results of the Company’s operations and other comprehensive income for the three and nine months ended May 31, 2023 and 2022, the changes in stockholders’ equity for the three and nine months ended May 31, 2023 and 2022, and the Company’s cash flows for the nine months ended May 31, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).

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

Operating results for the three and nine months ended May 31, 2023 are not necessarily indicative of the results that may be expected for the full fiscal year ending August 31, 2023.

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

3.	INVENTORIES

Inventories consisted of the following:

	May 31, 2023	August 31, 2022
Production materials	$4,723,520	$6,496,656
Finished goods	9,177,292	9,845,073
	$13,900,812	$16,341,729

4.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	May 31, 2023	August 31, 2022
Land	$496,965	$310,365
Buildings and improvements	16,733,247	14,778,759
Machinery and equipment	5,960,024	5,643,320
	23,190,236	20,732,444
Less accumulated depreciation	(9,379,306)	(8,561,951)
	$13,810,930	$12,170,493

On February 28, 2023, the Company purchased the property immediately adjacent to NTIC’s headquarters in Circle Pines, Minnesota, which includes a 26,000 square foot industrial building, for $1,200,000. The building will be used primarily for warehousing space and light industrial production.

Depreciation expense was $277,253 and $766,091 for the three and nine months ended May 31, 2023, respectively, compared to $291,452 and $722,443 for the three and nine months ended May 31, 2022, respectively.

5.	INTANGIBLE ASSETS, NET

Intangible assets, net consisted of the following:

	As of May 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and trademarks	$3,315,005	$(2,639,897)	$675,108
Customer relationships	6,347,000	(740,483)	5,606,517
Total intangible assets, net	$9,662,005	$(3,380,380)	$6,281,625

	As of August 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and trademarks	$3,225,655	$(2,515,644)	$710,011
Customer relationships	6,347,000	(423,133)	5,923,867
Total intangible assets, net	$9,572,655	$(2,938,777)	$6,633,878

Amortization expense related to intangible assets was $146,730 and $441,603 for the three and nine months ended May 31, 2023, respectively, compared to $158,490 and $474,121 for the three and nine months ended May 31, 2022, respectively.

As of May 31, 2023, future amortization expense related to intangible assets for each of the next five fiscal years and thereafter is estimated as follows:

Remainder of fiscal 2023	$167,471
Fiscal 2024	589,746
Fiscal 2025	589,746
Fiscal 2026	589,746
Fiscal 2027	589,746
Thereafter	3,755,170
Total	$6,281,625

6.	INVESTMENTS IN JOINT VENTURES

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

Financial information from the audited and unaudited financial statements of the Company’s joint venture in Germany, Excor Korrosionsschutz – Technologien und Produkte GmbH (EXCOR), and all the Company’s other joint ventures are summarized as follows:

	As of May 31, 2023
	Total	EXCOR	All Other
Current assets	$55,424,661	$26,845,344	$28,579,317
Total assets	59,769,982	28,974,034	30,795,948
Current liabilities	13,229,032	3,008,256	10,220,776
Noncurrent liabilities	300,142	-	300,142
Joint ventures’ equity	46,240,808	25,965,777	20,275,031
Northern Technologies International Corporation’s share of joint ventures’ equity	22,855,448	12,982,891	9,872,553
Northern Technologies International Corporation’s share of joint ventures’ undistributed earnings	20,493,861	12,075,524	8,418,337

	Three Months Ended May 31, 2023
	Total	EXCOR	All Other
Net sales	$26,312,548	$10,735,862	$15,576,686
Gross profit	10,494,244	5,085,837	5,408,407
Net income	2,692,444	1,654,151	1,038,293
Northern Technologies International Corporation’s share of equity in income from joint ventures	1,346,658	828,631	518,027
Northern Technologies International Corporation’s dividends received from joint ventures	45,977	—	45,977

	Nine Months Ended May 31, 2023
	Total	EXCOR	All Other
Net sales	$76,525,427	$30,590,265	$45,935,162
Gross profit	30,223,623	14,539,314	15,684,309
Net income	7,308,398	4,761,608	2,546,790
Northern Technologies International Corporation’s share of equity in income from joint ventures	3,664,793	2,376,575	1,288,218
Northern Technologies International Corporation’s dividends received from joint ventures	3,510,716	2,459,500	1,051,216

	As of August 31, 2022
	Total	EXCOR	All Other
Current assets	$52,428,831	$26,047,914	$26,380,917
Total assets	55,854,457	27,932,532	27,921,925
Current liabilities	10,981,833	2,943,895	8,037,938
Noncurrent liabilities	1,138,980	—	1,138,980
Joint ventures’ equity	43,733,644	24,988,637	18,745,007
Northern Technologies International Corporation’s share of joint ventures’ equity	21,814,754	12,494,320	9,320,434
Northern Technologies International Corporation’s share of joint ventures’ undistributed earnings	21,256,923	12,463,415	8,793,508

	Three Months Ended May 31, 2022
	Total	EXCOR	All Other
Net sales	$26,594,077	$10,397,916	$16,196,160
Gross profit	10,626,570	4,990,697	5,635,873
Net income	2,714,979	1,654,389	1,060,590
Northern Technologies International Corporation’s share of equity in income from joint ventures	1,364,597	824,784	539,813
Northern Technologies International Corporation’s dividends received from joint ventures	252,000	—	252,000

	Nine Months Ended May 31, 2022
	Total	EXCOR	All Other
Net sales	$78,218,839	$31,010,578	$47,208,261
Gross profit	31,504,531	15,118,133	16,386,398
Net income	7,344,175	4,646,123	2,698,052
Northern Technologies International Corporation’s share of equity in income from joint ventures	3,662,178	2,324,605	1,337,572
Northern Technologies International Corporation’s dividends received from joint ventures	5,723,176	4,255,200	1,467,976

7.	CORPORATE DEBT

On January 6, 2023, the Company entered into a Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPM”), which provides the Company with a senior secured revolving line of credit (the “Credit Facility”) of up to $10.0 million, which includes a $5.0 million sublimit for standby letters of credit. Borrowings of $5,200,000 under the new Credit Agreement were outstanding May 31, 2023. Borrowings of $5,900,000 were outstanding as of August 31, 2022 under the previous credit agreement.

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

In accordance with ASC Topic No. 470, “Debt – Modifications and Extinguishments” (Topic 470), the transactions noted above were determined to be a modification of the existing debt.

On each of April 10, 2023 and May 30, 2023, the Company’s wholly-owned subsidiary in China, NTIC China, entered into a loan agreement with China Construction Bank Corporation.  Each term loan provided NTIC China with a RMB 10,000,000 (USD $1.45 million). Each of the term loans matures after one year with the principal due at that time, after which an extension of the loan agreement is required. Both term loans have an annual interest rate of 3.25% with interest due monthly. Both term loans are secured by an office building owned by NTIC China and the loan agreements contain certain financial and other covenants.  The Company was in compliance with the covenants as of May 31, 2023. The current outstanding balance as of May 31, 2023 for both term loans was USD $2,812,504.

8.	STOCKHOLDERS’ EQUITY

During the nine months ended May 31, 2023, the Company’s Board of Directors declared cash dividends on the following dates in the following amounts to holders of record of the Company’s common stock as of the following record dates:

Declaration Date	Amount	Record Date	Payable Date
October 20, 2022	$0.07	November 3, 2022	November 16, 2022
January 20, 2023	$0.07	February 1, 2023	February 15, 2023
April 21, 2023	$0.07	May 3, 2023	May 17, 2023

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

During the nine months ended May 31, 2023 and 2022, the Company repurchased no shares of its common stock.

The Company issued 3,620 and 2,636 shares of common stock on September 1, 2022 and 2021, respectively, under the Northern Technologies International Corporation Employee Stock Purchase Plan (ESPP). The Company issued 3,566 and 2,966 shares of common stock on March 1, 2023 and 2022, respectively, under the ESPP. The ESPP is compensatory for financial reporting purposes. As of May 31, 2023,62,034 shares of common stock remained available for sale under the ESPP.

9.	NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share assumes the exercise of stock options using the treasury stock method, if dilutive.

The following is a reconciliation of the net income per share computation for the three and nine months ended May 31, 2023 and 2022:

	Three Months Ended May 31,		Nine Months Ended May 31,
Numerator:	2023	2022	2023	2022
Net income attributable to NTIC	$1,525,596	$1,000,167	$2,913,086	$5,676,773
Denominator:
Basic – weighted shares outstanding	9,369,923	9,227,912	9,355,776	9,216,216
Weighted shares assumed upon exercise of stock options	258,146	350,885	346,834	466,430
Diluted – weighted shares outstanding	9,628,069	9,578,797	9,702,610	9,682,646
Basic net income per share:	$0.16	$0.11	$0.31	$0.62
Diluted net income per share:	$0.16	$0.11	$0.30	$0.59

The dilutive impact summarized above relates to the periods when the average market price of the Company’s common stock exceeded the exercise price of the potentially dilutive option securities granted. Net income per common share was based on the weighted average number of common shares outstanding during the periods when computing basic net income per share. When dilutive, stock options are included as equivalents using the treasury stock market method when computing the diluted net income per share. Excluded from the computation of diluted net income per share for the three and nine months ended May 31, 2023 were options outstanding to purchase 322,246 shares of common stock. Excluded from the computation of diluted net income per share for the three and nine months ended May 31, 2022 were options outstanding to purchase 327,793 shares of common stock.

10.	STOCK-BASED COMPENSATION

A summary of stock option activities under the Northern Technologies International Corporation Amended and Restated 2019 Stock Incentive Plan (the 2019 Plan) and the Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan (the 2007 Plan) is as follows:

	Number of Options Outstanding	Weighted Average Exercise Price
Outstanding as of August 31, 2022	1,544,727	$10.23
Granted	277,613	$11.41
Exercised	(178,331)	$6.03
Outstanding as of May 31, 2023	1,644,009	$10.88
Exercisable as of May 31, 2023	1,166,772	$10.51

The weighted average per share fair value of options granted during the nine months ended May 31, 2023 and 2022 was $4.87 and $7.29, respectively. The weighted average remaining contractual life of the options outstanding as of May 31, 2023 and 2022 was 6.16 years and 6.02 years, respectively.

The Company recognized compensation expense of $339,423 and $998,311 and $232,883 and $698,649 during the three and nine months ended May 31, 2023 and 2022, respectively. As of May 31, 2023, there was $1,366,860 of unrecognized compensation expense. The amount is expected to be recognized over a period of 2.5 years

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

The following table sets forth the Company’s net sales for the three and nine months ended May 31, 2023 and 2022 by segment:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2023	2022	2023	2022
ZERUST® net sales	$16,100,674	$14,446,832	$45,929,422	$41,988,394
Natur-Tec® net sales	4,869,052	4,518,089	13,263,895	11,918,579
Total net sales	$20,969,726	$18,964,921	$59,193,317	$53,906,973

The following table sets forth the Company’s cost of goods sold for the three and nine months ended May 31, 2023 and 2022 by segment:

	Three Months Ended May 31,				Nine Months Ended May 31,
	2023	% of Product Sales*	2022	% of Product Sales*	2023	% of Product Sales*	2022	% of Product Sales*
Direct cost of goods sold
ZERUST®	$9,116,091	56.6%	$8,409,392	58.2%	$26,410,796	57.5%	$25,267,333	60.2%
Natur-Tec®	3,576,676	73.5%	3,432,152	76.0%	10,078,385	76.0%	9,129,686	76.6%
Indirect cost of goods sold	587,817	—	881,289	—	2,258,684	—	2,580,601	—
Total net cost of goods sold	$13,280,584		$12,722,833		$38,747,865		$36,977,620

______________________

*	The percent of segment sales is calculated by dividing the direct cost of goods sold for each individual segment category by the net sales for each segment category.

The Company utilizes product net sales and direct and indirect cost of goods sold for each product in reviewing the financial performance of a product type. Further allocation of Company expenses or assets, aside from amounts presented in the tables above, is not utilized in evaluating product performance, nor does such allocation occur for internal financial reporting.

Geographic Information

Net sales by geographic location for the three and nine months ended May 31, 2023 and 2022 were as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2023	2022	2023	2022
Inside the U.S.A. to unaffiliated customers	$7,729,820	$6,884,726	$21,958,978	$18,157,010
Outside the U.S.A. to:
Joint ventures in which the Company is a shareholder directly and indirectly	732,437	528,665	2,895,665	2,252,618
Unaffiliated customers	12,507,469	11,551,530	34,338,674	33,497,345
	$20,969,726	$18,964,921	$59,193,317	$53,906,973

Net sales by geographic location are based on the location of the customer.

Fees for services provided to joint ventures by geographic location as a percentage of total fees for services provided to joint ventures during the three and nine months ended May 31, 2023 and 2022 were as follows:

	Three Months Ended May 31,
	2023	% of Total Fees for Services Provided to Joint Ventures	2022	% of Total Fees for Services Provided to Joint Ventures
Poland	$224,288	16.5%	$171,181	12.9%
Germany	209,398	15.4%	204,316	15.4%
Japan	152,593	11.2%	168,075	12.6%
Sweden	144,981	10.7%	130,681	9.8%
France	128,149	9.4%	123,869	9.3%
Finland	103,879	7.6%	92,036	6.9%
Czech Republic	99,090	7.3%	84,797	6.4%
Thailand	82,725	6.1%	95,574	7.2%
United Kingdom	83,586	6.1%	89,363	6.7%
South Korea	61,669	4.5%	78,542	5.9%
Other	70,953	5.2%	91,554	6.9%
	$1,361,311	100.0%	$1,329,988	100.0%

	Nine Months Ended May 31,
	2023	% of Total Fees for Services Provided to Joint Ventures	2022	% of Total Fees for Services Provided to Joint Ventures
Poland	$610,911	16.1%	$520,807	13.6%
Germany	606,189	16.0%	639,738	16.7%
Japan	454,308	12.0%	486,815	12.7%
Sweden	358,032	9.4%	337,929	8.8%
France	356,444	9.4%	355,827	9.3%
Finland	285,931	7.5%	257,635	6.7%
Czech Republic	270,422	7.1%	224,280	5.8%
Thailand	257,282	6.8%	271,046	7.1%
United Kingdom	206,925	5.5%	271,027	7.1%
South Korea	190,866	5.0%	205,342	5.4%
Other	198,552	5.2%	265,309	6.8%
	$3,795,862	100.0%	$3,835,755	100.0%

The geographical distribution of total property and equipment and net sales is as follows:

	At May 31, 2023	At August 31, 2022
China	$5,805,738	$5,826,898
Other	770,863	565,022
United States	7,234,329	5,778,573
Total property and equipment, net	$13,810,930	$12,170,493

	Three Months Ended May 31,		Nine Months Ended May 31,
	2023	2022	2023	2022
China	$3,318,373	$3,624,396	$9,936,808	$11,845,989
Brazil	1,488,510	1,554,364	4,062,718	3,786,670
India	5,145,423	4,824,004	14,356,708	13,369,769
Other	3,287,600	2,077,431	8,878,105	6,747,535
United States	7,729,820	6,884,726	21,958,978	18,157,010
Total net sales	$20,969,726	$18,964,921	$59,193,317	$53,906,973

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

Concentrations

Two joint ventures (consisting of the Company’s joint ventures in South Korea and Thailand) accounted for 65.1% of the Company’s trade joint venture receivables as of May 31, 2023, and three joint ventures (consisting of the Company’s joint ventures in South Korea, Japan and Thailand) accounted for 62.3% of the Company’s trade joint venture receivables as of May 31, 2022

Legal Matters

From time to time, the Company is subject to various other claims and legal actions in the ordinary course of its business. The Company records a liability in its consolidated financial statements for costs related to claims, including future legal costs, settlements and judgments, where the Company has assessed that a loss is probable and an amount could be reasonably estimated. If the reasonable estimate of a probable loss is a range, the Company records the most probable estimate of the loss or the minimum amount when no amount within the range is a better estimate than any other amount. The Company discloses a contingent liability even if the liability is not probable or the amount is not estimable, or both, if there is a reasonable possibility that material loss may have been incurred. In the opinion of management, as of May 31, 2023, the amount of liability, if any, with respect to these matters, individually or in the aggregate, will not materially affect the Company’s consolidated results of operations, financial position or cash flows.

13.	FAIR VALUE MEASUREMENTS

Assets and liabilities that are measured at fair value on a recurring basis primarily relate to marketable equity securities. These items are marked-to-market at each reporting period, and the Company estimates that market value approximates costs.

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis:

Fair Value Measurements Using Inputs Considered as
	Fair value as of May 31, 2023	Level 1	Level 2	Level 3
Available for sale securities	$—	$—	$—	$—

		Fair Value Measurements Using Inputs Considered as
	Fair value as of August 31, 2022	Level 1	Level 2	Level 3
Available for sale securities	$5,590	$5,590	$—	$—

There were no transfers between Level 1, Level 2, or Level 3 during the three and nine months ended May 31, 2023 or 2022.

14.	SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information consisted of:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2023	2022	2023	2022
Cash paid for interest	$136,168	$23,784	$342,643	$34,079

15.	INCOME TAXES

Income tax expense for the three and nine months ended May 31, 2023 was $542,295 and $834,823, respectively, compared to $604,314 and $1,260,437, respectively, for the three and nine months ended May 31, 2022. The expense was largely due to foreign operations. The Company has federal and state tax credit carry forwards, net operating loss carry forwards and foreign tax carry forwards. The Company has recorded a full valuation allowance against the U.S. deferred tax assets as of May 31, 2023 and August 31, 2022.

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

Impact of COVID-19

As a result of the novel coronavirus (COVID-19) and related government mandated restrictions on NTIC’s business, as well as the businesses of its joint ventures, customers and suppliers, disruption to the Company’s business and the manufacture and sale of its products and services continued to occur during the first nine months of fiscal 2023, including in particular in China, and may continue during the remainder of fiscal 2023. While demand in China improved during the third quarter of fiscal 2023 as a result of government restrictions that were lifted, NTIC continued to experience softened demand for its products in China during the first nine months of fiscal 2023.

Worldwide Supply Chain Disruptions

Worldwide supply chain disruptions, which were initially brought about by the impact of COVID-19, have persisted despite the recovery in the global economy and financial markets. These issues continued during the first nine months of fiscal 2023 and, although these issues have shown some improvement, are expected to continue to some degree throughout the remainder of fiscal 2023. NTIC has experienced longer lead times for raw materials, has been forced to find new suppliers of certain raw materials, and has experienced raw material cost increases compared to prior fiscal quarters. These and other issues resulting from worldwide supply chain disruptions have improved but are expected to continue to some degree throughout the remainder of fiscal 2023 and could continue to have a material adverse effect on NTIC’s business, operating results and financial condition. The precise financial impact and duration, however, cannot be reasonably estimated at this time.

Financial Overview

NTIC’s management, including its chief executive officer, who is NTIC’s chief operating decision maker, reports and manages NTIC’s operations in two reportable business segments based on products sold, customer base and distribution center: ZERUST® products and services and Natur-Tec® products.

Highlights of NTIC’s financial results for the three and nine months ended May 31, 2023 include the following, with increases or decreases in each case as compared to the respective prior fiscal year period:

●

NTIC’s consolidated net sales increased 10.6% and 9.8% during the three and nine months ended May 31, 2023, respectively, compared to the three and nine months ended May 31, 2022 primarily as a result of an increase in sales of and demand for both ZERUST® and Natur-Tec® products, as well as targeted price increases on certain products. During the nine months ended May 31, 2023, 77.6% of NTIC’s consolidated net sales were derived from sales of ZERUST® products and services, which increased 9.4% over the prior fiscal year period, and 22.4% of NTIC’s consolidated net sales were derived from sales of Natur-Tec®

●

Cost of goods sold as a percentage of net sales decreased to 63.3% and 65.5% during the three and nine months ended May 31, 2023, respectively, compared to 67.1% and 68.6% during the three and nine months ended May 31, 2022, respectively, primarily as a result of lower raw material prices overall and increased sales made to customers in the oil and gas industry, which products carry higher margins than ZERUST® industrial products and Natur-Tec® products.

●

NTIC’s equity in income from joint ventures decreased 1.3% and increased 0.1% during the three and nine months ended May 31, 2023, respectively, to $1,346,658 and $3,664,793, respectively, compared to $1,364,597 and $3,662,178 during the three and nine months ended May 31, 2022, respectively. These immaterial changes were reflective of the immaterial change in sales at the joint ventures. Net sales at the joint ventures decreased 1.1% and 2.2% to $26,312,548 and $76,525,427 during the three and nine months ended May 31, 2023, respectively, compared to $26,594,077 and $78,218,839 during the three and nine months ended May 31, 2022, respectively.

●

NTIC’s total operating expenses increased 12.8% and 12.1% to $8,024,519 and $23,416,632 during the three and nine months ended May 31, 2023, respectively, compared to $7,113,737 and $20,892,516 for the three and nine months ended May 31, 2022, respectively. These increases were primarily due to increased personnel expenses, including new hires, benefits and travel, and expenses incurred during the current fiscal year periods in connection with the startup of a new indirect, majority owned subsidiary formed to assume the operations of a former joint venture in Taiwan, partially offset by payroll tax credits.

●

NTIC incurred net income attributable to NTIC of $1,525,596, or $0.16 per diluted common share, for the three months ended May 31, 2023, compared to $1,000,167, or $0.11 per diluted common share, for the three months ended May 31, 2022. NTIC incurred net income attributable to NTIC of $2,913,086, or $0.30 per diluted common share, for the nine months ended May 31, 2023, compared to $5,676,773, or $0.59 per diluted common share, for the nine months ended May 31, 2022. Of the net income attributable to NTIC incurred in the nine months ended May 31, 2022, $3,951,550 or $$0.41 per diluted common share was due to the gain from the Zerust India acquisition.

Results of Operations

The following table sets forth NTIC’s results of operations for the three and nine months ended May 31, 2023 and 2022.

	Three Months Ended May 31,
	2023	% of Net Sales	2022	% of Net Sales	$ Change	% Change
Net sales	$20,969,726	100.0%	$18,964,921	100.0%	$2,004,805	10.6%
Cost of goods sold	13,280,584	63.3%	12,722,833	67.1%	557,751	4.4%
Equity in income from joint ventures	1,346,658	6.4%	1,364,597	7.2%	(17,939)	-1.3%
Fees for services provided to joint ventures	1,361,311	6.5%	1,329,988	7.0%	31,323	2.4%
Selling expenses	3,723,165	17.8%	3,450,308	18.2%	272,857	7.9%
General and administrative expenses	3,150,643	15.0%	2,560,487	13.5%	590,156	23.0%
Research and development expenses	1,150,711	5.5%	1,102,942	5.8%	47,769	4.3%

	Nine Months Ended May 31,
	2023	% of Net Sales	2022	% of Net Sales	$ Change	% Change
Net sales	$59,193,317	100.0%	$53,906,973	95.8%	$5,286,344	9.8%
Cost of goods sold	38,747,865	65.5%	36,977,620	68.6%	1,770,245	4.8%
Equity in income from joint ventures	3,664,793	6.2%	3,662,178	6.8%	2,615	0.1%
Fees for services provided to joint ventures	3,795,862	6.4%	3,835,755	7.1%	(39,893)	-1.0%
Selling expenses	10,649,316	18.0%	9,659,457	17.9%	989,859	10.2%
General and administrative expenses	9,365,431	15.8%	7,675,622	14.2%	1,689,809	22.0%
Research and development expenses	3,401,885	5.7%	3,557,437	6.6%	(155,552)	-4.4%

Net Sales. NTIC’s consolidated net sales increased 10.6% and 9.8% to $20,969,726 and $59,193,317 during the three and nine months ended May 31, 2023, respectively, compared to the three and nine months ended May 31, 2022. These increases were primarily a result of increased demand across all market segments, including oil and gas, as well as targeted price increases on certain products.

The following table sets forth NTIC’s net sales by product segment for the three and nine months ended May 31, 2023 and 2022:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2023	2022	2023	2022
Total ZERUST® sales	16,100,674	14,446,832	45,929,422	41,988,394
Total Natur-Tec® sales	4,869,052	4,518,089	13,263,895	11,918,579
Total net sales	$20,969,726	$18,964,921	$59,193,317	$53,906,973

During the three and nine months ended May 31, 2023, 76.8% and 77.6% of NTIC’s consolidated net sales, respectively, were derived from sales of ZERUST® products and services, which increased 11.4% and 9.4% to $16,100,674 and $45,929,422, respectively, compared to $14,446,832 and $41,988,394 during the three and nine months ended May 31, 2022, respectively. These increases were primarily a result of increased demand in North America, as well as targeted price increases on certain products.

The following table sets forth NTIC’s net sales of ZERUST® products for the three and nine months ended May 31, 2023 and 2022:

	Three Months Ended May 31,
	2023	2022	$ Change	% Change
ZERUST® industrial net sales	$14,103,292	$12,941,651	$1,161,641	9.0%
ZERUST® oil & gas net sales	1,997,382	1,505,181	492,201	32.7%
Total ZERUST® net sales	$16,100,674	$14,446,832	$1,653,842	11.4%

	Nine Months Ended May 31,
	2023	2022	$ Change	% Change
ZERUST® industrial net sales	$40,504,908	$38,933,476	$1,571,432	4.0%
ZERUST® oil & gas net sales	5,424,514	3,054,918	2,369,596	77.6%
Total ZERUST® net sales	$45,929,422	$41,988,394	$3,941,028	9.4%

NTIC’s total ZERUST® net sales increased during the three and nine months ended May 31, 2023, compared to the prior fiscal year periods, primarily due to increased demand in North American ZERUST industrial business and sales to new and existing oil and gas customers. Overall, demand for ZERUST® products and services depends heavily on the overall health of the markets in which NTIC sells its products, including the automotive, oil and gas, agriculture, and mining markets in particular.

ZERUST® oil and gas net sales increased 32.7% and 77.6% during the three and nine months ended May 31, 2023 compared to the prior fiscal year periods primarily as a result of new opportunities with new and existing customers. NTIC anticipates that its sales of ZERUST® products and services into the oil and gas industry will continue to remain subject to significant volatility from quarter to quarter as sales are recognized, specifically due to the volatility of oil prices. Demand for oil and gas products around the world depends primarily on market acceptance and the reach of NTIC’s distribution network. Because of the typical size of individual orders and overall size of NTIC’s net sales derived from sales of oil and gas products, the timing of one or more orders can materially affect NTIC’s quarterly sales compared to prior fiscal year quarters.

During the three and nine months ended May 31, 2023, 23.2% and 22.4% of NTIC’s consolidated net sales, respectively, were derived from sales of Natur-Tec® products, compared to 23.8% and 22.1% during the three and nine months ended May 31, 2022, respectively. Sales of Natur-Tec® products increased 7.8% and 11.3% to $4,869,052 and $13,263,895 during the three and nine months ended May 31, 2023, respectively, compared to $4,518,089 and $11,918,579 during the three and nine months ended May 31, 2022, respectively, as a result of increased global demand. The demand for Natur-Tec® products in most markets have returned to pre-pandemic levels, however, there are lingering effects in the apparel industry as well as corporate office complexes.

Cost of Goods Sold. Cost of goods sold increased 4.4% and 4.8% for the three and nine months ended May 31, 2023, respectively, compared to the three and nine months ended May 31, 2022 primarily as a result of the increase in net sales, as described above. Cost of goods sold as a percentage of net sales decreased to 63.3% and 65.5% during the three and nine months ended May 31, 2023, compared to 67.1% and 68.6% during the three and nine months ended May 31, 2022 primarily as a result of lower raw material prices and increased sales made to customers in the oil and gas industry, which products carry higher margins than our ZERUST® industrial products. NTIC has taken certain actions to address inflationary pressures and pass on related cost increases to its customers and some improvements from these actions, as well as some improvements in gross margin, were realized during the nine months ended May 31, 2023.

Equity in Income from Joint Ventures. NTIC’s equity in income from joint ventures decreased 1.3% and increased 0.1% during the three and nine months ended May 31, 2023, respectively, to $1,346,658 and $3,664,793, respectively, compared to $1,364,597 and $3,662,178 during the three and nine months ended May 31, 2022, respectively. These immaterial changes were reflective of the immaterial changes in sales at the joint ventures for the same comparison periods. NTIC’s equity in income from joint ventures fluctuates based on net sales and profitability of the joint ventures during the respective periods.  Of the total equity in income from joint ventures, NTIC had equity in income from joint ventures of $2,376,575 attributable to EXCOR during the nine months ended May 31, 2023, compared to $2,324,605 attributable to EXCOR during the nine months ended May 31, 2022.  NTIC had equity in income from all other joint ventures of $1,288,218 during the nine months ended May 31, 2023, compared to $1,337,572 during the nine months ended May 31, 2022.

Fees for Services Provided to Joint Ventures.  NTIC recognized fee income for services provided to joint ventures of $1,361,311 and $3,795,862 during the three and nine months ended May 31, 2023, respectively, compared to $1,329,988 and $3,835,755 during the three and nine months ended May 31, 2022, respectively, representing an increase of 2.4% and a decrease of 1.0%, respectively.  Fee income for services provided to joint ventures is traditionally a function of the sales made by NTIC’s joint ventures; however, at various joint ventures, the fee income for services is a fixed amount that does not fluctuate with the change in sales experienced by certain joint ventures.  Net sales at the joint ventures decreased 1.1% and 2.2% to $26,312,548 and $76,525,427 during the three and nine months ended May 31, 2023, respectively, compared to $26,594,077 and $78,218,839 during the three and nine months ended May 31, 2022, respectively. Net sales of NTIC’s joint ventures are not included in NTIC’s product sales and are not included in NTIC’s consolidated financial statements.  Of the total fee income for services provided to joint ventures, fees of $606,189 were attributable to EXCOR during the nine months ended May 31, 2023, compared to $639,738 attributable to EXCOR during the nine months ended May 31, 2022.

Selling Expenses. NTIC’s selling expenses increased 7.9% and 10.2% for the three and nine months ended May 31, 2023, respectively, compared to the same respective periods in fiscal 2022 primarily due to an increase in personnel expense during the current fiscal year period compared to the prior fiscal year period, and expenses incurred during the current fiscal year periods in connection with the startup of a new indirect, majority owned subsidiary formed to assume the operations of a former joint venture in Taiwan, partially offset by payroll tax credits. Selling expenses as a percentage of net sales decreased to 17.8% and increased to 18.0% for the three and nine months ended May 31, 2023, respectively, from 18.2% and 17.9% for the three and nine months ended May 31, 2022, respectively, primarily due to the increased selling expenses, as noted above.

General and Administrative Expenses. NTIC’s general and administrative expenses increased 23.0% and 22.0% for the three and nine months ended May 31, 2023, respectively, compared to the same respective periods in fiscal 2022 primarily due to increased professional services and travel and personnel expenses during the current fiscal year periods compared to the prior fiscal year periods, as well as expenses incurred during the current fiscal year periods in connection with the startup of a new indirect, majority owned subsidiary formed to assume the operations of a former joint venture in Taiwan, partially offset by payroll tax credits. As a percentage of net sales, general and administrative expenses increased to 15.0% and 15.8% for the three and nine months ended May 31, 2023, respectively, from 13.5% and 14.2% for the same respective periods in fiscal 2022 primarily due to the increase in general and administrative expenses, as noted above.

Research and Development Expenses. NTIC’s research and development expenses increased 4.3% and decreased 4.4% for the three and nine months ended May 31, 2023, respectively, compared to the same respective periods in fiscal 2022 primarily due to the timing of expenses incurred for both comparisons and a decrease in expenses associated with development efforts for the nine-month comparison.

Interest Income. NTIC’s interest income decreased to $8,876 and $18,495 during the three and nine months ended May 31, 2023, respectively, compared to $15,925 and $36,777 during the three and nine months ended May 31, 2022, respectively, primarily due to changes in the invested cash balances.

Interest Expense. NTIC’s interest expense increased to $136,168 and $342,643 during the three and nine months ended May 31, 2023, respectively compared $23,784 and $34,079 during the three and nine months ended May 31, 2022 primarily due to increased outstanding borrowings under the line of credit, new term loans incurred by NTIC’s subsidiary in China and increased interest rates, in each case during the current fiscal year periods compared to the prior fiscal year periods.

Remeasurement Gain on Acquisition of Equity Method Investee. Authoritative guidance on accounting for business combinations requires that an acquirer re-measure its previously held equity interest in the acquisition at its acquisition date fair value and recognize the resulting gain or loss in earnings. As such, since NTIC acquired the remaining 50% ownership interest of Zerust India effective September 1, 2021, NTIC recognized a gain of $3,951,550 during the nine months ended May 31, 2022. This gain is included in “Remeasurement gain on acquisition of equity method investee” on NTIC’s consolidated statements of operations for the nine months ended May 31, 2022. There was no comparable gain during the current fiscal year period.

Income Before Income Tax Expense. NTIC had income before income tax expense of $2,245,300 and $4,165,327 for the three and nine months ended May 31, 2023, respectively, compared to $1,815,077 and $7,489,018 for the three and nine months ended May 31, 2022, respectively.

Income Tax Expense. Income tax expense was $542,295 and $834,823 for the three and nine months ended May 31, 2023, respectively, compared to $604,314 and $1,260,437 during the three and nine months ended May 31, 2022, respectively. Income tax expense was calculated based on management’s estimate of NTIC’s annual effective income tax rate.

NTIC considers the earnings of certain foreign joint ventures to be indefinitely invested outside the United States on the basis of estimates that NTIC’s future domestic cash generation will be sufficient to meet future domestic cash needs. As a result, U.S. income and foreign withholding taxes have not been recognized on the cumulative undistributed earnings of $20,493,861 and $21,256,923 as of May 31, 2023 and August 31, 2022, respectively. To the extent undistributed earnings of NTIC’s joint ventures are distributed in the future, they are not expected to result in any material additional income tax liability after the application of foreign tax credits.

Net Income Attributable to NTIC. Net income attributable to NTIC increased to $1,525,596, or $0.16 per diluted common share, for the three months ended May 31, 2023, compared to $1,000,167, or $0.11 per diluted common share, for the three months ended May 31, 2022. This increase was a result of the increase in gross profit and joint venture income contribution, partially offset by the increase in operating expenses and interest expense. Net income attributable to NTIC decreased to $2,913,086, or $0.30 per diluted common share, for the nine months ended May 31, 2023, compared to $5,676,773, or $0.59 per diluted common share, for the nine months ended May 31, 2022. This decrease was primarily due to the $3,951,550 remeasurement gain on acquisition of equity method investee recognized during the prior fiscal year periods, which did not repeat this fiscal year, and to a lesser extent, the increase in operating expenses, partially offset by the increase in gross profit.

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

Other Comprehensive Income - Foreign Currency Translations Adjustment. The changes in the foreign currency translations adjustment were due to the fluctuation of the U.S. dollar compared to the Euro and other foreign currencies during the three and nine months ended May 31, 2023 compared to the same periods in fiscal 2022.

Liquidity and Capital Resources

Sources of Cash and Working Capital. NTIC’s working capital, defined as current assets less current liabilities, was $23,739,346 as of May 31, 2023, including $6,195,194 in cash and cash equivalents, compared to $23,169,480 as of August 31, 2022, including $5,333,890 in cash and cash equivalents and $5,590 in available for sale securities.

On January 6, 2023, NTIC entered into a Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPM”), which provides NTIC with a senior secured revolving line of credit (the “Credit Facility”) of up to $10.0 million. The Credit Facility includes a $5.0 million sublimit for standby letters of credit. Borrowings of $5,200,000 were outstanding under the Credit Facility as of May 31, 2023.

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

The Credit Agreement also contains customary events of default, including, without limitation, payment defaults, material inaccuracy of representations and warranties, covenant defaults, bankruptcy and insolvency proceedings, cross-defaults to certain other agreements, breach of any financial covenant and change of control. Upon the occurrence and during the continuance of any event of default, JPM may accelerate the payment of the obligations thereunder and exercise various other customary default remedies. As of May 31, 2023, NTIC was in compliance with all debt covenants under the Credit Agreement.

In connection with the execution of the Credit Agreement described above, on January 6, 2023, the Amended and Restated Loan Agreement dated August 31, 2021 between Northern Technologies International Corporation and PNC Bank, National Association was terminated.

On each of April 10, 2023 and May 30, 2023, the Company’s wholly-owned subsidiary in China, NTIC China, entered into a loan agreement with China Construction Bank Corporation.  Each term loan provided NTIC China with a RMB 10,000,000 (USD $1.45 million). Each of the term loans matures after one year with the principal due at that time, after which an extension of the loan agreement is required. Both term loans have an annual interest rate of 3.25% with interest due monthly. Both term loans are secured by an office building owned by NTIC China and the loan agreements contain certain financial and other covenants.  The Company was is in compliance with the covenants as of May 31, 2023. The current outstanding balance as of May 31, 2023 for both term loans is USD $2,812,504.

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

NTIC also expects to use some of its capital resources to continue to transition some of its joint ventures as needed or appropriate, which may include additional acquisitions by NTIC of the remaining ownership interests of joint ventures not owned by NTIC, the formation of one or more new subsidiaries to assume the operations of a joint venture, and dissolutions or liquidations of one or more of its joint ventures. Some of these joint venture transitions may materially impact NTIC’s results of operations for a particular reporting period. For example, the formation of a new indirect, majority owned subsidiary of NTIC to assume the operations of a former joint venture increased NTIC’s operating expenses during the nine months ended May 31, 2023.

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

Uses of Cash and Cash Flows. Net cash provided by operating activities during the nine months ended May 31, 2023 was $3,505,803, which resulted principally from NTIC’s net income, dividends received from joint ventures, depreciation and amortization expense and stock-based compensation, partially offset by equity in income from joint ventures. Net cash provided by operating activities during the nine months ended May 31, 2022 was $1,778,094, which resulted principally from NTIC’s net income, dividends received from joint ventures, depreciation and amortization expense, stock-based compensation and deferred income tax, partially offset by the remeasurement gain on acquisition of equity method investee and equity in income from joint ventures.

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

NTIC experienced an increase in trade receivables and a decrease in inventory as of May 31, 2023, compared to August 31, 2022.  Trade receivables, excluding joint ventures, as of May 31, 2023, increased $1,174,720, compared to August 31, 2022, primarily related to correlating increases to sales.

Outstanding trade receivables, excluding joint ventures balances, increased an average of 3 days to an average of 70 days from balances outstanding from these customers as of May 31, 2023 from an average of 67 days as of August 31, 2022.

Outstanding trade receivables from joint ventures as of May 31, 2023 decreased $29,014, compared to August 31, 2022, primarily due to the timing of payments. Outstanding balances from trade receivables from joint ventures decreased an average of 6 days to an average of 84 days from balances outstanding from these customers as of May 31, 2023 from an average of 90 days as of August 31, 2022. The average days outstanding of trade receivables from joint ventures as of May 31, 2023 were primarily due to the receivables balances at NTIC’s joint ventures in South Korea and Thailand.

Outstanding receivables for services provided to joint ventures as of May 31, 2023 decreased $539,107, compared to August 31, 2022, and the average days to pay decreased an average of 1 day to an average of 83 days from an average of 84 days as of August 31, 2022.

Net cash used in investing activities for the nine months ended May 31, 2023 and 2022 was $2,678,748 and $6,531,034, respectively, which was primarily the result of the purchase of the purchase of property and equipment, and investments in patents, and in the case of the prior year period, the purchase of the remaining 50% ownership interest in Zerust India.

Net cash provided by financing activities for the nine months ended May 31, 2023 was $81,773, which resulted from borrowings under the line of credit and term loan and proceeds from the exercise of stock options and NTIC’s employee stock purchase plan, partially offset by dividends paid on NTIC common stock and dividends received by non-controlling interest. Net cash provided by financing activities for the nine months ended May 31, 2022 was $2,634,650, which resulted from borrowings under the line of credit and proceeds from the exercise of stock options and NTIC’s employee stock purchase plan, partially offset by dividends paid on NTIC common stock and dividends received by non-controlling interest.

Share Repurchase Plan. On January 15, 2015, NTIC’s Board of Directors authorized the repurchase of up to $3,000,000 in shares of NTIC common stock through open market purchases or unsolicited or solicited privately negotiated transactions. This program has no expiration date but may be terminated by NTIC’s Board of Directors at any time. No repurchases occurred during the nine months ended May 31, 2023. As of May 31, 2023, up to $2,640,548 in shares of NTIC common stock remained available for repurchase under NTIC’s stock repurchase program.

Cash Dividends. During the nine months ended May 31, 2023, the Company’s Board of Directors declared cash dividends on the following dates in the following amounts to holders of record of the Company’s common stock as of the following record dates:

Declaration Date	Amount	Record Date	Payable Date
October 20, 2022	$0.07	November 3, 2022	November 16, 2022
January 20, 2023	$0.07	February 1, 2023	February 15, 2023
April 21, 2023	$0.07	May 3, 2023	May 17, 2023

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

Capital Expenditures and Commitments.  NTIC spent $2,607,988 on capital expenditures during the nine months ended May 31, 2023, which related primarily to a new warehouse facility, equipment and facility improvements, including the purchase of the property immediately adjacent to NTIC’s headquarters in Circle Pines, Minnesota, which includes a 26,000 square foot industrial building, and related renovations. The building will be used primarily for warehousing space and light industrial production.  NTIC expects to spend an aggregate of approximately $2,600,000 to $3,100,000 on capital expenditures during fiscal 2023, which it expects will relate primarily to the purchase of the new warehouse facility, equipment and facility improvements, including approximately $1,000,000 in renovations on the property and building described above.

Inflation and Seasonality

Although inflation in the United States and abroad historically has had little effect on NTIC, inflationary pressures adversely affected NTIC’s gross margins during the first nine months of fiscal 2023 and are expected to persist into at least the fourth quarter of fiscal 2023. NTIC believes there is some seasonality in its business. NTIC’s net sales in the second fiscal quarter were adversely affected by the long Chinese New Year, the North American holiday season and overall less corrosion taking place at lower winter temperatures worldwide.

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

Some raw materials used in NTIC’s products are exposed to commodity price changes.  The primary commodity price exposures are with a variety of plastic and bioplastic resins.

Any outstanding advances under NTIC’s Credit Facility with JPM bear interest at a floating rate, at the option of NTIC, equal to either the CB Floating Rate or the Adjusted SOFR Rate, as defined above. Borrowings of $5,200,000 were outstanding under the Credit Facility as of May 31, 2023.

Both term loans undertaken by NTIC China with China Construction Bank Corporation have an annual interest rate of 3.25% with interest due monthly. The current outstanding balance as of May 31, 2023 for both term loans is USD $2,812,504.

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

●

The effect of current worldwide economic conditions, inflation, recessionary indicators and any turmoil and disruption in the global credit, financial and banking markets or the perception of adverse conditions on NTIC’s business and the business of NTIC’s customers, suppliers, vendors and other third parties with whom NTIC conducts business;

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

Any outstanding advances under NTIC’s Credit Facility with JPM bear interest at a floating rate, at the option of NTIC, equal to either the CB Floating Rate or the Adjusted SOFR Rate, as defined above. Borrowings of $5,200,000 were outstanding under the Credit Facility as of May 31, 2023.

Both term loans undertaken by NTIC China with China Construction Bank Corporation have an annual interest rate of 3.25% with interest due monthly. The current outstanding balance as of May 31, 2023 for both term loans is USD $2,812,504.

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

Changes in Internal Control over Financial Reporting

There was no change in NTIC’s internal control over financial reporting that occurred during the quarter ended May 31, 2023 that has materially affected or is reasonably likely to materially affect NTIC’s internal control over financial reporting, other than changes implemented to continue integrating Zerust India’s internal controls with NTIC’s internal controls.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 12 to NTIC’s consolidated financial statements in Part I. Item 1. Financial Statements of this report.

ITEM 1A.	RISK FACTORS

Although Item 1A. is inapplicable to NTIC as a smaller reporting company, NTIC hereby discloses the following revised risk factor described in its annual report on Form 10-K for the fiscal year ended August 31, 2022:

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

Recent Sales of Unregistered Equity Securities

During the three months ended May 31, 2023, NTIC did not issue any shares of its common stock or other equity securities of NTIC that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

The following table shows NTIC’s third quarter of fiscal 2023 stock repurchase activity.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
March 1, 2023 through March 31, 2023	0	$0	0	(1)
April 1, 2023 through April 30, 2023	0	$0	0	(1)
May 1, 2023 through May 31, 2023	0	$0	0	(1)
Total	0	$0	0	(1)(2)

______________________

(1)

On January 15, 2015, NTIC’s Board of Directors authorized the repurchase of up to $3,000,000 in shares of NTIC common stock through open market purchases or unsolicited or solicited privately negotiated transactions. This program has no expiration date but may be terminated by NTIC’s Board of Directors at any time.

(2)	As of May 31, 2023, up to $2,640,548 in shares of NTIC common stock remained available for repurchase under NTIC’s stock repurchase program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

The following exhibits are being filed or furnished with this quarterly report on Form 10-Q:

Exhibit No.	Description

31.1	Certification of President and Chief Executive Officer pursuant to SEC Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

The following materials from NTIC’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2023, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Comprehensive Income, (iv) the unaudited Consolidated Statements of Equity, (v) the unaudited Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements (filed herewith)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

/s/ Matthew C. Wolsfeld
Date: July 13, 2023	Matthew C. Wolsfeld, CPA
Chief Financial Officer
(Principal Financial and Accounting Officer and
Duly Authorized to Sign on Behalf of the Registrant)