Form 10-Q/A
period 2023-02-28
NORTHERN TECHNOLOGIES INTERNATIONAL CORP
filed 2023-11-21
CIK 875582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to Quarterly Report on Form 10-Q/A (Amended Report) amends and restates certain information included in the Quarterly Report on Form 10-Q for the three and six months ended February 28, 2023 filed by Northern Technologies International Corporation (the Company) with the Securities and Exchange Commission (SEC) on April 13, 2023 (the Original Report).

Restatement Background

As previously announced in the Company’s Current Report on Form 8-K filed with the SEC on November 21, 2023, on November 17, 2023, the management and Audit Committee of the Board of Directors of the Company determined that the Company’s consolidated financial statements for the three and six months ended February 28, 2023 and three and nine months ended May 31, 2023 require restatement to correct the accounting treatment of employee retention credits (ERCs) and disclosures, which ERCs were incorrectly recognized as income during such periods. The change will result in a decrease to net income attributable to NTIC of $474,000 and $466,000 during the three months ended February 28, 2023 and May 31, 2023, respectively, compared to the same prior year periods. The change to net income attributable to NTIC includes the effect of the adjustment on the management bonus accrual.  In the course of preparing the Company’s consolidated financial statements for the fiscal year ended August 31, 2023, the Company determined that although the Company believes the collection of the ERCs are still “more likely than not,” the Company is not able to deem the receipt of the ERCs “probable” under U.S. generally accepted accounting practices (U.S. GAAP), therefore, requiring the restatement of the Company’s previously issued consolidated financial statements for the three and six months ended February 28, 2023 and three and nine months ended May 31, 2023 and amendments to the Company’s related previously filed quarterly reports on Form 10-Q.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law providing numerous tax provisions and other stimulus measures, including ERCs, which are refundable tax credits against certain employment taxes. The Taxpayer Certainty and Disaster Tax Relief Act of 2020 and the American Rescue Plan Act of 2021 extended and expanded the availability of ERCs.

The Company engaged tax advisors of a Big 4 accounting firm which determined the Company qualified for ERCs. The Company qualified for ERCs based on qualified wages paid in the first and second quarters of 2021 and filed for and recognized $573,751 and $566,006, respectively, of income from the ERCs in the second and third quarters of fiscal 2023.  In connection with the preparation of its consolidated financial statements for the fiscal year ended August 31, 2023, the Company concluded that it should have accounted for the ERCs as government grants in accordance with International Accounting Standard (IAS) 20, Accounting for Government Grants and Disclosure of Government Assistance (IAS 20) since U.S. GAAP does not provide for the accounting of government grants. Pursuant to IAS 20, the Company cannot recognize any income from the grant until it is “reasonably assured” (similar to the “probable” threshold in U.S. GAAP) that the grant conditions will be met and that the grant will be received, at which time grant income is recorded on a systematic basis over the periods in which the Company recognizes the payroll expenses for which the grant is intended to compensate. In connection with the preparation of the Company’s consolidated financial statements for the fiscal year ended August 31, 2023, the Company determined that although it believes the collection of the ERCs are still “more likely than not,” the Company is not able to deem the credits “probable,” and, therefore,  cannot be reasonably assured that the grant conditions will be met, requiring the restatement of the Company’s previously issued consolidated financial statements for the three and six months ended February 28, 2023 and three and nine months ended May 31, 2023.

i

Internal Control Considerations

In connection with its evaluation of the restatements described above, management of the Company has concluded that a material weakness in the Company’s internal control over financial reporting existed as of February 28, 2023 and May 31, 2023. Specifically, the Company did not maintain effective controls over the probability assessment associated with the recognition of income related to the ERCs. See additional discussion included in Part I – Item 4, “Controls and Procedures” of this Amended Report.

Items Amended in this Amended Report

This Amended Report restates our Original Report in its entirety. Except as required to reflect the restated amounts, related disclosures, and updates to our assessment of internal control over financial reporting, there were no changes to any other parts of the Original Report. In addition, this Amended Report does not reflect events occurring after the date of the Original Report.

The following items have been amended in this Amended Report:

●	Part I – Item 1. Financial Statements
●	Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
●	Part I – Item 4. Controls and Procedures
●	Part II – Item1A. Risk Factors
●	Part II – Item 6. Exhibits

The risk factors included in Part II – Item 1A, “Risk Factors” herein have been amended to add a new risk factor regarding the material weakness in the Company’s internal control over financial accounting.

The exhibit list included in  Part II – Item 6, “Exhibits” herein has been amended to contain currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 and filed as Exhibits 31.1/31.2 and 32.1/32.2, respectively.

In accordance with applicable SEC rules, this Amended Report also includes an updated signature page.

Except as relating to the identified errors and the restatement described above, discussions within Part I – Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other forward-looking statements made in our Original Report have not been revised in this Amended Report to reflect events that occurred at a later date or facts that subsequently became known to the Company and should be read in their historical context.

Refer to Note 1 “Interim Financial Information” in the Notes to Consolidated Financial Statements in this Amended Report for additional information including a summary of the impacts of these adjustments.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

FORM 10-Q/A

February 28, 2023

_________________

This quarterly report on Form 10-Q/A contains certain forward-looking statements that are within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by those sections. For more information, see “Part I. Financial Information – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements.”

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

As used in this report, references to “EXCOR” refer to NTIC’s joint venture in Germany, Excor Korrosionsschutz – Technologien und Produkte GmbH.

All trademarks, trade names or service marks referred to in this report are the property of their respective owners.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AS OF FEBRUARY 28, 2023 (UNAUDITED) AND AUGUST 31, 2022 (AUDITED)

	February 28, 2023 (Restated)	August 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,451,111	$5,333,890
Available for sale securities	—	5,590
Receivables:
Trade, excluding joint ventures, less allowance for doubtful accounts of $439,000 as of February 28, 2023 and August 31, 2022	14,101,266	14,136,930
Trade, joint ventures	1,614,934	697,861
Fees for services provided to joint ventures	1,108,907	1,765,117
Income taxes	313,270	—
Inventories	15,180,239	16,341,729
Prepaid expenses	1,833,124	1,953,764
Total current assets	$39,602,851	$40,234,881
PROPERTY AND EQUIPMENT, NET	$13,445,966	$12,170,493
OTHER ASSETS:
Investments in joint ventures	21,522,496	21,814,754
Intangible asset, net	6,409,028	6,633,878
Goodwill	4,782,376	4,782,376
Operating lease right of use asset	374,037	557,571
Total other assets	33,087,937	33,788,579
Total assets	$86,136,754	$86,193,953

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,307,443	$7,796,494
Line of credit	7,100,000	5,900,000
Income taxes payable	—	30,742
Accrued liabilities:
Payroll and related benefits	1,204,717	2,297,543
Other	1,292,950	667,292
Current portion of operating leases	173,179	373,330
Total current liabilities	$16,078,289	$17,065,401
LONG-TERM LIABILITIES:
Deferred income tax, net	1,623,364	1,700,015
Operating leases, less current portion	200,858	184,241
Total long-term liabilities	$1,824,222	$1,884,256

COMMITMENTS AND CONTINGENCIES (Note 12)

EQUITY:
Preferred stock, no par value; authorized 10,000 shares; none issued and outstanding	—	—
Common stock, $0.02 par value per share; authorized 15,000,000 shares as of February 28, 2023 and August 31, 2022; issued and outstanding 9,366,357 and 9,232,483, respectively	187,327	184,650
Additional paid-in capital	21,058,721	19,939,131
Retained earnings	50,319,062	50,716,613
Accumulated other comprehensive loss	(6,774,510)	(7,245,132)
Stockholders’ equity	64,790,600	63,595,262
Non-controlling interests	3,443,643	3,649,034
Total equity	68,234,243	67,244,296
Total liabilities and equity	$86,136,754	$86,193,953

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2023 AND 2022

	Three Months Ended February 28,		Six Months Ended February 28,
	2023 (Restated)	2022	2023 (Restated)	2022
NET SALES:
Net sales	$18,270,825	$16,748,639	$38,223,591	$34,942,052
Cost of goods sold	11,967,757	11,764,304	25,567,399	24,254,787
Gross profit	6,303,068	4,984,335	12,656,192	10,687,265

JOINT VENTURE OPERATIONS:
Equity in income from joint ventures	1,128,731	922,832	2,318,135	2,297,581
Fees for services provided to joint ventures	1,252,746	1,246,909	2,434,551	2,505,767
Total joint venture operations	2,381,477	2,169,741	4,752,686	4,803,348

OPERATING EXPENSES:
Selling expenses	3,595,717	2,971,391	7,103,151	6,209,149
General and administrative expenses	3,134,189	2,518,788	6,264,788	5,115,135
Research and development expenses	1,141,083	1,218,674	2,397,807	2,454,495
Total operating expenses	7,870,989	6,708,853	15,765,746	13,778,779

OPERATING INCOME	813,556	445,223	1,643,132	1,711,834

REMEASUREMENT GAIN ON ACQUISITION OF EQUITY METHOD INVESTEE	—	—	—	3,951,550
INTEREST INCOME	3,451	9,909	9,619	20,852
INTEREST EXPENSE	(115,144)	(7,404)	(206,475)	(10,295)
INCOME BEFORE INCOME TAX EXPENSE	701,863	447,728	1,446,276	5,673,941

INCOME TAX EXPENSE	181,795	151,743	292,528	656,123
NET INCOME	520,068	295,985	1,153,748	5,017,818

NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	108,571	113,138	240,009	341,212
NET INCOME ATTRIBUTABLE TO NTIC	$411,497	$182,847	$913,739	$4,676,606

NET INCOME ATTRIBUTABLE TO NTIC PER COMMON SHARE:
Basic	$0.04	$0.02	$0.10	$0.51
Diluted	$0.04	$0.02	$0.09	$0.48

WEIGHTED AVERAGE COMMON SHARES ASSUMED OUTSTANDING:
Basic	9,366,357	9,214,817	9,353,989	9,211,858
Diluted	9,747,461	9,683,426	9,745,166	9,736,060

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.07	$0.07	$0.14	$0.14

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2023 AND 2022

	Three Months Ended February 28,		Six Months Ended February 28,
	2023 (Restated)	2022	2023 (Restated)	2022
NET INCOME	$520,068	$295,985	$1,153,748	$5,017,818
OTHER COMPREHENSIVE LOSS – FOREIGN CURRENCY TRANSLATION ADJUSTMENT	534,713	26,295	480,796	(382,769)

COMPREHENSIVE INCOME	1,054,781	322,280	1,634,544	4,635,049
COMPREHENSIVE LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	(111,958)	(136,037)	(250,183)	(292,102)
COMPREHENSIVE INCOME ATTRIBUTABLE TO NTIC	$1,166,739	$458,317	$1,884,727	$4,927,151

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2023 AND 2022

	STOCKHOLDERS’ EQUITY – THREE MONTHS ENDED FEBRUARY 28, 2023 AND 2022
					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	Controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Equity

BALANCE AT NOVEMBER 30, 2021	9,203,446	$184,069	$19,146,510	$50,823,730	$(3,862,085)	$3,338,620	$69,630,844
Stock options exercised	18,071	361	(361)	—	—	—	—
Stock option expense	—	—	232,883	—	—	—	232,883
Dividends paid to stockholders	—	—	—	(645,511)	—	—	(645,511)
Dividend received by non-controlling interest	—	—	—	—	—	(102,729)	(102,729)
Net income	—	—	—	182,847	—	113,138	295,985
Other comprehensive income	—	—	—	—	3,396	22,899	26,295
BALANCE AT FEBRUARY 28, 2022	9,221,517	$184,430	$19,379,032	$50,361,066	$(3,858,689)	$3,371,928	$69,437,767

BALANCE AT NOVEMBER 30, 2022	9,366,357	$187,327	$20,721,235	$50,563,210	$(7,305,836)	$3,707,259	$67,873,195
Stock option expense	—	—	337,486	—	—	—	337,486
Dividends paid to stockholders	—	—	—	(655,645)	—	—	(655,645)
Dividend received by non-controlling interest	—	—	—	—	—	(375,574)	(375,574)
Net income (Restated)	—	—	—	411,497	—	108,571	520,068
Other comprehensive income	—	—	—	—	531,326	3,387	534,713
BALANCE AT FEBRUARY 28, 2023 (Restated)	9,366,357	$187,327	$21,058,721	$50,319,062	$(6,774,510)	$3,443,643	$68,234,243

	STOCKHOLDERS’ EQUITY – SIX MONTHS ENDED FEBRUARY 28, 2023 AND 2022
					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	Controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Equity

BALANCE AT AUGUST 31, 2021	9,184,811	$183,696	$18,736,268	$46,973,092	$(3,525,030)	$3,382,555	$65,750,581
Stock options exercised	34,071	681	138,519	—	—	—	139,200
Stock issued for employee stock purchase plan	2,635	53	38,479	—	—	—	38,532
Stock option expense	—	—	465,766	—	—	—	465,766
Dividends paid to stockholders	—	—	—	(1,288,632)	—	—	(1,288,632)
Dividend received by non-controlling interest	—	—	—	—	—	(302,729)	(302,729)
Net income	—	—	—	4,676,606	—	341,212	5,017,818
Other comprehensive loss	—	—	—	—	(333,659)	(49,110)	(382,769)
BALANCE AT FEBRUARY 28, 2022	9,221,517	$184,430	$19,379,032	$50,361,066	$(3,858,689)	$3,371,928	$69,437,767

BALANCE AT AUGUST 31, 2022	9,232,483	$184,650	$19,939,131	$50,716,613	$(7,245,132)	$3,649,034	$67,244,296
Stock options exercised	130,254	2,605	413,958	—	—	—	416,563
Stock issued for employee stock purchase plan	3,620	72	38,624	—	—	—	38,696
Stock option expense	—	—	667,008	—	—	—	667,008
Dividends paid to stockholders	—	—	—	(1,311,290)	—	—	(1,311,290)
Dividend received by non-controlling interest	—	—	—	—	—	(455,574)	(455,574)
Net income (Restated)	—	—	—	913,739	—	240,009	1,153,748
Other comprehensive income	—	—	—	—	470,622	10,174	480,796
BALANCE AT FEBRUARY 28, 2023 (Restated)	9,366,357	$187,327	$21,058,721	$50,319,062	$(6,774,510)	$3,443,643	$68,234,243

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2023 AND 2022

	Six Months Ended February 28,
	2023 (Restated)	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,153,748	$5,017,818
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	667,008	465,766
Depreciation expense	488,838	430,991
Amortization expense	294,873	315,631
Remeasurement gain on acquisition of equity method investee	—	(3,951,550)
Loss on disposal of assets	(8,534)	—
Equity in income from joint ventures	(2,318,135)	(2,297,581)
Dividends received from joint ventures	3,464,736	5,362,636
Deferred income taxes	(70,166)	139,338
Changes in current assets and liabilities:
Receivables:
Trade, excluding joint ventures	(338,014)	321,322
Trade, joint ventures	(917,073)	(281,153)
Fees for services provided to joint ventures	656,210	426,425
Income taxes	(313,270)	(286,458)
Inventories	996,522	(990,628)
Prepaid expenses and other	259,712	(1,136,130)
Accounts payable	(1,293,897)	674,147
Income tax payable	(29,503)	(376,544)
Accrued liabilities	(488,221)	(1,715,302)
Net cash provided by operating activities	2,204,834	2,118,728

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Zerust India business, net of cash acquired	—	(5,062,003)
Proceeds from the sale of available for sale securities	5,590	—
Proceeds from sale of property and equipment	13,000	—
Purchases of property and equipment	(1,871,903)	(618,533)
Investments in patents	(70,023)	(112,297)
Net cash used in investing activities	(1,923,336)	(5,792,833)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from line of credit	1,200,000	4,200,000
Dividends paid on NTIC common stock	(1,311,290)	(1,288,632)
Proceeds from the exercise of stock options	416,563	139,200
Dividends received by non-controlling interest	(455,574)	(302,729)
Proceeds from employee stock purchase plan	38,696	38,532
Net cash (used in) provided by financing activities	(111,605)	2,786,371

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(52,672)	694,904

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	117,221	(192,830)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,333,890	7,680,641

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,451,111	$7,487,811

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	INTERIM FINANCIAL INFORMATION

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

Restatement of Previously Issued Financial Statements

On November 17, 2023, the management and Audit Committee of the Board of Directors of the Company determined that the Company’s consolidated financial statements for the three and six months ended February 28, 2023 and three and nine months ended May 31, 2023 require restatement to correct the accounting treatment of employee retention credits (ERCs)and disclosures, which ERCs were incorrectly recognized as income during such periods. In the course of preparing the Company’s consolidated financial statements for the fiscal year ended August 31, 2023, the Company determined that although the Company believes the collection of the ERCs are still “more likely than not,” the Company is not able to deem the receipt of the ERCs “probable” under U.S. generally accepted accounting practices (U.S. GAAP), therefore, requiring the restatement of the Company’s previously issued consolidated financial statements for the three and six months ended February 28, 2023 and three and nine months ended May 31, 2023 and amendments to the Company’s related previously filed quarterly reports on Form 10-Q.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law providing numerous tax provisions and other stimulus measures, including ERCs, which are refundable tax credits against certain employment taxes. The Taxpayer Certainty and Disaster Tax Relief Act of 2020 and the American Rescue Plan Act of 2021 extended and expanded the availability of ERCs.

The Company engaged tax advisors of a Big 4 accounting firm which determined the Company qualified for ERCs. The Company qualified for ERCs based on qualified wages paid in the first and second quarters of 2021 and filed for and recognized $573,751 and $566,006, respectively, of income from the ERCs in the second and third quarters of fiscal 2023.  In connection with the preparation of its consolidated financial statements for the fiscal year ended August 31, 2023, the Company concluded that it should have accounted for the ERCs as government grants in accordance with International Accounting Standard (IAS) 20, Accounting for Government Grants and Disclosure of Government Assistance (IAS 20) since U.S. GAAP does not provide for the accounting of government grants. Pursuant to IAS 20, the Company cannot recognize any income from the grant until it is “reasonably assured” (similar to the “probable” threshold in U.S. GAAP) that the grant conditions will be met and that the grant will be received, at which time grant income is recorded on a systematic basis over the periods in which the Company recognizes the payroll expenses for which the grant is intended to compensate. In connection with the preparation of the Company’s consolidated financial statements for the fiscal year ended August 31, 2023, the Company determined that although it believes the collection of the ERCs are still “more likely than not,” the Company is not able to deem the credits “probable,” and, therefore,  cannot be reasonably assured that the grant conditions will be met, requiring the restatement of the Company’s previously issued consolidated financial statements for the three and six months ended February 28, 2023 and three and nine months ended May 31, 2023.

The following tables summarize the effects of the restatements on select consolidated statements of operations, balance sheet and cash flow amounts as reported as of and for the periods stated and are unaudited:

Consolidated Balance Sheet:

	As of February 28, 2023
	As Reported	Adjustments	As Restated

Receivables: Trade, excluding joint ventures, less allowance for doubtful accounts of $439,000 as of February 28, 2023	$14,675,017	$(573,751)	$14,101,266
Total current assets	40,176,602	(573,751)	39,602,851
Total assets	86,710,505	(573,751)	86,136,754
Accrued liabilities: Payroll and related benefits	1,304,717	(100,000)	1,204,717
Total current liabilities	16,178,289	(100,000)	16,078,289
Retained earnings	50,792,813	(473,751)	50,319,062
Stockholders’ equity	65,264,351	(473,751)	64,790,600
Total equity	68,707,994	(473,751)	68,234,243
Total liabilities and equity	86,710,505	(573,751)	86,136,754

Consolidated Statements of Operations:

	Three Months Ended February 28, 2023
	As Reported	Adjustments	As Restated

Cost of goods sold	$11,867,639	$100,118	$11,967,757
Gross profit	6,403,186	(100,118)	6,303,068
Selling expenses	3,418,717	177,000	3,595,717
General and administrative expenses	3,084,189	50,000	3,134,189
Research and development expenses	994,450	146,633	1,141,083
Total operating expenses	7,497,356	373,633	7,870,989
Operating income	1,287,307	(473,751)	813,556
Income before income tax expense	1,175,614	(473,751)	701,863
Net income	993,819	(473,751)	520,068
Net income attributable to NTIC	885,248	(473,751)	411,497
Net income attributable to NTIC per common share:
Basic	0.10	(0.06)	0.04
Diluted	0.09	(0.05)	0.04

	Six Months Ended February 28, 2023
	As Reported	Adjustments	As Restated

Cost of goods sold	$25,467,281	$100,118	$25,567,399
Gross profit	12,756,310	(100,118)	12,656,192
Selling expenses	6,926,151	177,000	7,103,151
General and administrative expenses	6,214,788	50,000	6,264,788
Research and development expenses	2,251,174	146,633	2,397,807
Total operating expenses	15,392,113	373,633	15,765,746
Operating income	2,116,883	(473,751)	1,643,132
Income before income tax expense	1,920,027	(473,751)	1,446,276
Net income	1,627,499	(473,751)	1,153,748
Net income attributable to NTIC	1,387,490	(473,751)	913,739
Net income attributable to NTIC per common share:
Basic	0.15	0.05	0.10
Diluted	0.14	0.05	0.09

Consolidated Statements of Comprehensive Income:

	Three Months Ended February 28, 2023
	As Reported	Adjustments	As Restated

Net income	$993,819	$(473,751)	$520,068
Comprehensive income	1,528,532	(473,751)	1,054,781
Comprehensive income attributable to NTIC	1,640,490	(473,751)	1,166,739

	Six Months Ended February 28, 2023
	As Reported	Adjustments	As Restated

Net income	$1,627,499	$(473,751)	$1,153,748
Comprehensive income	2,108,295	(473,751)	1,634,544
Comprehensive income attributable to NTIC	2,358,478	(473,751)	1,884,727

Consolidated Statements of Cash Flows:

	Six Months Ended February 28, 2023
	As Reported	Adjustments	As Restated

Net income	$1,627,499	$(473,751)	$1,153,748
Receivables: Trade, excluding joint ventures	(911,765)	573,751	(338,014)
Accrued liabilities	(388,221)	(100,000)	(488,221)

In addition, the following footnotes have been updated to reflect the restated amounts:

●	Note 9 – Net Income per Common Share

●	Note 11 – Segment and Geographic Information

2.	ACCOUNTING PRONOUNCEMENTS

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

The following is a reconciliation of the net income per share computation for the three and six months ended February 28, 2023 and 2022:

	Three Months Ended February 28,		Six Months Ended February 28,
Numerator:	2023 (Restated)	2022	2023 (Restated)	2022
Net income attributable to NTIC	$411,497	$182,847	$913,739	$4,676,606
Denominator:
Basic – weighted shares outstanding	9,366,357	9,214,817	9,353,989	9,211,858
Weighted shares assumed upon exercise of stock options	381,104	468,609	391,177	524,202
Diluted – weighted shares outstanding	9,747,461	9,683,426	9,745,166	9,736,060
Basic net income per share:	$0.04	$0.02	$0.10	$0.51
Diluted net income per share:	$0.04	$0.02	$0.09	$0.48

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

The following table sets forth the Company’s net sales for the three and six months ended February 28, 2023 and 2022 by segment:

	Three Months Ended February 28,		Six Months Ended February 28,
	2023	2022	2023	2022
ZERUST® net sales	$14,458,747	$13,117,777	$29,828,748	$27,541,562
Natur-Tec® net sales	3,812,078	3,630,862	8,394,843	7,400,490
Total net sales	$18,270,825	$16,748,639	$38,223,591	$34,942,052

The following table sets forth the Company’s cost of goods sold for the three and six months ended February 28, 2023 and 2022 by segment:

	Three Months Ended February 28,				Six Months Ended February 28,
	2023 (Restated)	% of Product Sales*	2022	% of Product Sales*	2023 (Restated)	% of Product Sales*	2022	% of Product Sales*
Direct cost of goods sold
ZERUST®	$8,115,451	56.1%	$8,151,274	62.1%	$17,294,705	58.0%	$16,857,941	61.2%
Natur-Tec®	2,931,036	76.9%	2,775,436	76.4%	6,501,709	77.4%	5,697,533	77.0%
Indirect cost of goods sold	921,270	—	837,594	—	1,770,985	—	1,699,313	—
Total net cost of goods sold	$11,967,757		$11,764,304		$25,567,399		$24,254,787

_________________

*	The percent of segment sales is calculated by dividing the direct cost of goods sold for each individual segment category by the net sales for each segment category.

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

Restatement

NTIC is restating its previously issued consolidated financial statements and the related notes thereto for the three and six months ended February 28, 2023. Refer to Note 1 “Interim Financial Statements” in the Notes to Consolidated Financial Statements for additional information.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations does not substantively amend, update or change any disclosures or analysis contained in the Original Report, and, accordingly, does not reflect any information or events occurring after April 13, 2023, the filing date of the Original Report, or modify or update those disclosures affected by events that occurred at a later date or facts that subsequently became known to NTIC, except to the extent they are otherwise required to be included and discussed herein. The following sections within this Management’s Discussion and Analysis of Financial Condition and Results of Operations have been updated to reflect the restatement: “Financial Overview,” “Results of Operations” and “Liquidity and Capital Resources.” The remaining sections were not impacted by the restatement and are therefore not updated herein.

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

●

Cost of goods sold as a percentage of net sales decreased to 65.5% during the three months ended February 28, 2023, compared to 70.2% during the three months ended February 28, 2022, and decreased to 66.9% during the six months ended February 28, 2023, compared to 69.4% during the prior fiscal year period primarily as a result of passing along price increases to customers and increased sales made to customers in the oil and gas industry, which products carry higher margins than our Zerust industrial products and Natur-Tec® products.

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

●

NTIC’s total operating expenses increased 17.3% and 14.4% to $7,870,989 and $15,765,746 during the three and six months ended February 28, 2023, respectively, compared to $6,708,853 and $13,778,779 for the three and six months ended February 28, 2022.  These increases were primarily due to increased personnel expenses, including benefits and travel, and expenses incurred during the current fiscal year periods in connection with the startup of a new indirect, majority owned subsidiary formed to assume the operations of a former joint venture in Taiwan.

●

NTIC incurred net income attributable to NTIC of $411,497, or $0.04 per diluted common share, for the three months ended February 28, 2023, compared to $182,847, or $0.02 per diluted common share, for the three months ended February 28, 2022. NTIC incurred net income attributable to NTIC of $913,739 or $0.09 per diluted common share, for the six months ended February 28, 2023, compared to $4,676,606, or $0.48 per diluted common share, for the six months ended February 28, 2022. Of the net income attributable to NTIC incurred in the six months ended February 28, 2022, $3,951,550 was due to the gain from the Zerust India acquisition.

Results of Operations

The following table sets forth NTIC’s results of operations for the three and six months ended February 28, 2023 and 2022.

	Three Months Ended February 28,
	2023 (Restated)	% of Net Sales	2022	% of Net Sales	$ Change	% Change
Net sales	$18,270,825	100.0%	$16,748,639	100.0%	$1,522,186	9.1%
Cost of goods sold	11,967,757	65.5%	11,764,304	70.2%	203,453	1.7%
Equity in income from joint ventures	1,128,731	6.2%	922,832	5.5%	205,899	22.3%
Fees for services provided to joint ventures	1,252,746	6.9%	1,246,909	7.4%	5,837	0.5%
Selling expenses	3,595,717	19.7%	2,971,391	17.7%	624,326	21.0%
General and administrative expenses	3,134,189	17.2%	2,518,788	15.0%	615,401	24.4%
Research and development expenses	1,141,083	6.2%	1,218,674	7.3%	(77,591)	(6.4)%

	Six Months Ended February 28,
	2023 (Restated)	% of Net Sales	2022	% of Net Sales	$ Change	% Change
Net sales	$38,223,591	100.0%	$34,942,052	100.0%	$3,281,539	9.4%
Cost of goods sold	25,567,399	66.9%	24,254,787	69.4%	1,312,612	5.4%
Equity in income from joint ventures	2,318,135	6.1%	2,297,581	6.6%	20,554	0.9%
Fees for services provided to joint ventures	2,434,551	6.4%	2,505,767	7.2%	(71,216)	(2.8)%
Selling expenses	7,103,151	18.6%	6,209,149	17.8%	894,002	14.4%
General and administrative expenses	6,264,788	16.4%	5,115,135	14.6%	1,149,653	22.5%
Research and development expenses	2,397,807	6.3%	2,454,495	7.0%	(56,688)	(2.3)%

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

Cost of Goods Sold. Cost of goods sold increased 1.7% and 5.4% for the three and six months ended February 28, 2023, respectively, compared to the three and six months ended February 28, 2022 primarily as a result of the increase in net sales, as described above. Cost of goods sold as a percentage of net sales decreased to 65.5% and 66.9% for the three and six months ended February 28, 2023, compared to 70.2% and 69.4% for the three and six months ended February 28, 2022 primarily as a result of passing along price increases to customers and increased sales made to customers in the oil and gas industry, which products carry higher margins than our Zerust industrial products. Although NTIC has taken certain actions to address inflationary pressures and pass on related cost increases to its customers, it expects some of these inflationary pressures to persist through the end of fiscal 2023. Some improvements from these actions as well as some improvements in gross margin were realized in the six months ended February 28, 2023.

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

Selling Expenses.  NTIC’s selling expenses increased 21.0% and 14.4% for the three and six months ended February 28, 2023, respectively, compared to the same respective periods in fiscal 2022 due primarily to an increase personnel expense during the current fiscal year period compared to the prior fiscal year period, and expenses incurred during the current fiscal year periods in connection with the startup of a new indirect, majority owned subsidiary formed to assume the operations of a former joint venture in Taiwan. Selling expenses as a percentage of net sales increased to 19.7% and 18.6% for the three and six months ended February 28, 2023, respectively, from 17.7% and 17.8% for the three and six months ended February 28, 2022, respectively, primarily due to the increased selling expenses as noted above.

General and Administrative Expenses.  NTIC’s general and administrative expenses increased 24.4% and 22.5% for the three and six months ended February 28, 2023, respectively, compared to the same respective periods in fiscal 2022 due primarily to increased professional services and travel and personnel expenses during the current fiscal year periods compared to the prior fiscal year periods, as well as expenses incurred during the current fiscal year periods in connection with the startup of a new indirect, majority owned subsidiary formed to assume the operations of a former joint venture in Taiwan.  As a percentage of net sales, general and administrative expenses increased to 17.2% and 16.4% for the three and six months ended February 28, 2023, respectively, from 15.0% and 14.6% for the same respective periods in fiscal 2022 primarily due to the increase in general and administrative expenses as noted above.

Research and Development Expenses.  NTIC’s research and development expenses decreased 6.4% and 2.3% for the three and six months ended February 28, 2023, respectively, compared to the same respective periods in fiscal 2022 primarily due to decreases in expenses associated with development efforts.

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

Income Before Income Tax Expense.  NTIC had income before income tax expense of $701,863 and $1,446,276 for the three and six months ended February 28, 2023, respectively, compared to $447,728 and $5,673,941 for the three and six months ended February 28, 2022, respectively.

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

Net Income Attributable to NTIC.  Net income attributable to NTIC increased to $411,497, or $0.04 per diluted common share, for the three months ended February 28, 2023, compared to $182,847, or $0.02 per diluted common share, for the three months ended February 28, 2022. This increase was a result of the increase in gross profit and joint venture income contribution, partially offset by the increase in operating expenses. Net income attributable to NTIC decreased to $913,739, or $0.09 per diluted common share, for the six months ended February 28, 2023, compared to $4,676,606, or $0.48 per diluted common share, for the six months ended February 28, 2022. This decrease was primarily due to the $3,951,550 remeasurement gain on acquisition of equity method investee recognized during the prior fiscal year periods, which did not repeat this fiscal year, and to a lesser extent, the increase in operating expenses, partially offset by the increase in gross profit.

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

Liquidity and Capital Resources

Sources of Cash and Working Capital.  NTIC’s working capital, defined as current assets less current liabilities, was $23,524,562 as of February 28, 2023, including $5,451,111 in cash and cash equivalents, compared to $23,169,480 as of August 31, 2022, including $5,333,890 in cash and cash equivalents and $5,590 in available for sale securities.

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

NTIC experienced an increase in trade receivables and a decrease in inventory as of February 28, 2023, compared to August 31, 2022.  Trade receivables, excluding joint ventures, as of February 28, 2023, decreased $35,664 compared to August 31, 2022, primarily related to correlating the timing of collections.

Outstanding trade receivables, excluding joint ventures balances, decreased an average of 1 days to an average of 66 days from balances outstanding from these customers as of February 28, 2023 from an average of 67 days as of August 31, 2022.

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

Forward-Looking Statements

This quarterly report on Form 10-Q/A contains not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are subject to the safe harbor created by those sections. In addition, NTIC or others on NTIC’s behalf may make forward-looking statements from time to time in oral presentations, including telephone conferences and/or web casts open to the public, in press releases or reports, on NTIC’s Internet web site, or otherwise. All statements other than statements of historical facts included in this report or expressed by NTIC orally from time to time that address activities, events, or developments that NTIC expects, believes, or anticipates will or may occur in the future are forward-looking statements, including, in particular, the statements about NTIC’s plans, objectives, strategies, and prospects regarding, among other things, NTIC’s financial condition, results of operations and business, the anticipated effect of COVID-19 and its acquisition of Zerust India on NTIC’s business, operating results and financial condition, the outcome of contingencies, such as legal proceedings. NTIC has identified some of these forward-looking statements in this report with words like “believe,” “can,” “may,” “could,” “would,” “might,” “forecast,” “possible,” “potential,” “project,” “will,” “should,” “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate,” “approximate,” or “continue” or the negative of these words or other words and terms of similar meaning. The use of future dates is also an indication of a forward-looking statement. Forward-looking statements may be contained in the notes to NTIC’s consolidated financial statements and elsewhere in this report, including under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Evaluation of Disclosure Controls and Procedures

NTIC maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to provide reasonable assurance that information required to be disclosed by NTIC in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to NTIC’s management, including NTIC’s principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. NTIC’s management evaluated, with the participation of its Chief Executive Officer and its Chief Financial Officer, the effectiveness of the design and operation of NTIC’s disclosure controls and procedures as of the end of the period covered in this report. Based on the evaluation at the time of NTIC’s Original Report, NTIC’s Chief Executive Officer and Chief Financial Officer concluded that NTIC’s disclosure controls and procedures were effective as of the end of such period to provide reasonable assurance that information required to be disclosed in the reports that NTIC files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to NTIC’s management, including NTIC’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Subsequent to that evaluation and as a result of the material weakness in NTIC’s internal control over financial reporting discussed below, NTIC’s Chief Executive Officer and Chief Financial Officer concluded that as of February 28, 2023, NTIC’s disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the reports that NTIC files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to NTIC’s management, including NTIC’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The Company did not maintain effective controls over the probability assessment associated with the recognition of income related to  employee retention credits (ERCs).

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law providing numerous tax provisions and other stimulus measures, including ERCs, which are refundable tax credits against certain employment taxes. The Taxpayer Certainty and Disaster Tax Relief Act of 2020 and the American Rescue Plan Act of 2021 extended and expanded the availability of the ERC.

NTIC engaged tax advisors of a Big 4 accounting firm which determined NTIC qualified for ERCs.  NTIC qualified for ERCs on qualified wages paid in the first and second quarters of 2021 and filed for and recognized income from the ERCs in the second and third quarters of fiscal 2023.  In connection with the preparation of its consolidated financial statements for the fiscal year ended August 31, 2023, NTIC concluded that it should have accounted for the ERCs as government grants in accordance with International Accounting Standard (IAS) 20, Accounting for Government Grants and Disclosure of Government Assistance (IAS 20) since U.S. Generally Accepted Accounting Principles (U.S. GAAP) do not provide for the accounting of government grants. Pursuant to IAS 20, NTIC cannot recognize any income from the grant until it is “reasonably assured” that the grant conditions will be met and that the grant will be received, at which time grant income is recorded on a systematic basis over the periods in which NTIC recognizes the payroll expenses for which the grant is intended to compensate. In connection with the preparation of its consolidated financial statements for the fiscal year ended August 31, 2023, NTIC determined that it was not yet reasonably assured that the grant conditions will be met, requiring the restatement of its previously issued consolidated financial statements for the three and six months ended February 28, 2023 and three and nine months ended May 31, 2023. Management determined that this control deficiency constitutes a material weakness in NTIC’s internal control over financial reporting.

NTIC’s management is taking steps to remediate the material weakness in its internal control over financial reporting relating to the proper accounting treatment of the ERCs. These steps will include the preparation of a technical accounting memorandum for any material unusual transactions including careful evaluation of any probability assessments or other areas of judgment involved, such as the ERCs, to determine the correct accounting treatment for such transactions. Management believes the additional control procedures designed, and when implemented, will fully remediate the material weakness.

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

NTIC has identified a material weakness in its internal controls, and cannot provide assurances that this weakness will be effectively remediated or that additional material weaknesses will not occur in the future.

If NTIC’s internal control over financial reporting or its disclosure controls and procedures are not effective, NTIC may not be able to accurately report its financial results, which may cause investors to lose confidence in NTIC’s reported financial information and may lead to a decline in its stock price.

NTIC’s management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, which is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. NTIC’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

During the preparation of NTIC’s consolidated financial statements for the fiscal year ended August 31, 2023, NTIC’s management identified a material weakness in NTIC’s internal control over financial reporting relating to the probability assessment associated with the recognition of income related to employee retention credits that may be available to NTIC under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and subsequent legislation providing numerous tax provisions and other stimulus measures, which employee retention credits are refundable tax credits against certain employment taxes.  While NTIC is taking steps to remediate the material weakness, NTIC cannot provide any assurance that such remedial measures, or any other remedial measures NTIC takes, will be effective. If NTIC fails to maintain effective internal control over financial reporting, NTIC may not be able to accurately report its financial results, which may, among other adverse consequences, cause investors to lose confidence in NTIC’s reported financial information and lead to a decline in its stock price.

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

(2)	As of February 28, 2023, up to $2,640,548 in shares of NTIC common stock remained available for repurchase under NTIC’s stock repurchase program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

The following exhibits are being filed or furnished with this quarterly report on Form 10-Q/A:

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Northern Technologies International Corporation, dated January 31, 2023 (previously filed with the Original Report)

10.1	Credit Agreement between JPMorgan Chase Bank, N.A. and Northern Technologies International Corporation, dated December 19, 2022 (previously filed with the original report)

31.1	Certification of President and Chief Executive Officer pursuant to SEC Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

The following materials from NTIC’s Quarterly Report on Form 10-Q/A for the fiscal quarter ended February 28, 2023, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Comprehensive Income, (iv) the unaudited Consolidated Statements of Equity, (v) the unaudited Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements (filed herewith)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

/s/ Matthew C. Wolsfeld
Date: November 21, 2023	Matthew C. Wolsfeld, CPA
Chief Financial Officer
(Principal Financial and Accounting Officer and
Duly Authorized to Sign on Behalf of the Registrant)