Form 10-Q/A
period 2023-05-31
NORTHERN TECHNOLOGIES INTERNATIONAL CORP
filed 2023-11-21
CIK 875582

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

EXPLANATORY NOTE

This Amendment No. 1 to Quarterly Report on Form 10-Q/A (Amended Report) amends and restates certain information included in the Quarterly Report on Form 10-Q for the three and nine months ended May 31, 2023 filed by Northern Technologies International Corporation (the Company) with the Securities and Exchange Commission (SEC) on July 13, 2023 (the Original Report).

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

The following items have been amended in this Amended Report:

●	Part I – Item 1. Financial Statements
●	Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
●	Part I – Item 4. Controls and Procedures
●	Part II – Item 1A. Risk Factors
●	Part II – Item 6. Exhibits

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

May 31, 2023

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

As used in this report, references to “EXCOR” refer to NTIC’s joint venture in Germany, Excor Korrosionsschutz – Technologien und Produkte GmbH.

All trademarks, trade names or service marks referred to in this report are the property of their respective owners.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AS OF MAY 31, 2023 (UNAUDITED)

AND AUGUST 31, 2022 (AUDITED)

	May 31, 2023 (Restated)	August 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,195,194	$5,333,890
Available for sale securities	—	5,590
Receivables:
Trade, excluding joint ventures, less allowance for doubtful accounts
of $439,000 as of May 31, 2023 and August 31, 2022	14,171,893	14,136,930
Trade, joint ventures	668,847	697,861
Fees for services provided to joint ventures	1,226,010	1,765,117
Income taxes	155,828	—
Inventories	13,900,812	16,341,729
Prepaid expenses	1,831,566	1,953,764
Total current assets	$38,150,150	$40,234,881

PROPERTY AND EQUIPMENT, NET	$13,810,930	$12,170,493
OTHER ASSETS:
Investments in joint ventures	22,855,448	21,814,754
Intangible asset, net	6,281,625	6,633,878
Goodwill	4,782,376	4,782,376
Operating lease right of use asset	293,137	557,571
Total other assets	34,212,586	33,788,579
Total assets	$86,173,666	$86,193,953

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,687,675	$7,796,494
Term loan	2,812,504	—
Line of credit	5,200,000	5,900,000
Income taxes payable	—	30,742
Accrued liabilities:
Payroll and related benefits	1,835,785	2,297,543
Other	734,414	667,292
Current portion of operating leases	80,183	373,330
Total current liabilities	$15,350,561	$17,065,401
LONG-TERM LIABILITIES:
Deferred income tax, net	1,618,960	1,700,015
Operating leases, less current portion	212,954	184,241
Total long-term liabilities	$1,831,914	$1,884,256

COMMITMENTS AND CONTINGENCIES (Note 12)

EQUITY:
Preferred stock, no par value; authorized 10,000 shares; none issued and outstanding	—	—
Common stock, $0.02 par value per share; authorized 15,000,000 shares as of May 31, 2023 and August 31, 2022; issued and outstanding 9,369,923 and 9,232,483, respectively	187,398	184,650
Additional paid-in capital	21,426,721	19,939,131
Retained earnings	50,722,758	50,716,613
Accumulated other comprehensive loss	(6,879,447)	(7,245,132)
Stockholders’ equity	65,457,430	63,595,262
Non-controlling interests	3,533,761	3,649,034
Total equity	68,991,191	67,244,296
Total liabilities and equity	$86,173,666	$86,193,953

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2023 AND 2022

	Three Months Ended May 31,		Nine Months Ended May 31,
	2023 (Restated)	2022	2023 (Restated)	2022
NET SALES:
Net sales	$20,969,726	$18,964,921	$59,193,317	$53,906,973
Cost of goods sold	13,389,873	12,722,833	38,957,272	36,977,620
Gross profit	7,579,853	6,242,088	20,236,045	16,929,353

JOINT VENTURE OPERATIONS:
Equity in income from joint ventures	1,346,658	1,364,597	3,664,793	3,662,178
Fees for services provided to joint ventures	1,361,311	1,329,988	3,795,862	3,835,755
Total joint venture operations	2,707,969	2,694,585	7,460,655	7,497,933

OPERATING EXPENSES:
Selling expenses	3,893,152	3,450,308	10,996,303	9,659,457
General and administrative expenses	3,205,645	2,560,487	9,470,433	7,675,622
Research and development expenses	1,282,439	1,102,942	3,680,246	3,557,437
Total operating expenses	8,381,236	7,113,737	24,146,982	20,892,516

OPERATING INCOME	1,906,586	1,822,936	3,549,718	3,534,770

REMEASUREMENT GAIN ON ACQUISITION OF EQUITY METHOD INVESTEE	—	—	—	3,951,550

INTEREST INCOME	8,876	15,925	18,495	36,777
INTEREST EXPENSE	(136,168)	(23,784)	(342,643)	(34,079)

INCOME BEFORE INCOME TAX EXPENSE	1,779,294	1,815,077	3,225,570	7,489,018

INCOME TAX EXPENSE	542,295	604,314	834,823	1,260,437

NET INCOME	1,236,999	1,210,763	2,390,747	6,228,581

NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	177,409	210,596	417,418	551,808

NET INCOME ATTRIBUTABLE TO NTIC	$1,059,590	$1,000,167	$1,973,329	$5,676,773

NET INCOME ATTRIBUTABLE TO NTIC PER COMMON SHARE:
Basic	$0.11	$0.11	$0.21	$0.62
Diluted	$0.11	$0.11	$0.20	$0.59

WEIGHTED AVERAGE COMMON SHARES ASSUMED OUTSTANDING:
Basic	9,369,923	9,227,912	9,355,776	9,216,216
Diluted	9,628,069	9,578,797	9,702,610	9,682,646
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.07	$0.07	$0.21	$0.21

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2023 AND 2022

	Three Months Ended May 31,		Nine Months Ended May 31,
	2023 (Restated)	2022	2023 (Restated)	2022
NET INCOME	$1,236,999	$1,210,763	$2,390,747	$6,228,581
OTHER COMPREHENSIVE INCOME (LOSS) – FOREIGN CURRENCY TRANSLATION ADJUSTMENT	(92,228)	(1,554,024)	388,568	(1,936,793)
COMPREHENSIVE INCOME (LOSS)	1,144,771	(343,261)	2,779,315	4,291,788
COMPREHENSIVE LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	(190,118)	(181,283)	(440,301)	(473,385)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NTIC	$1,334,889	$(161,978)	$3,219,616	$4,765,173

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2023 AND 2022

	STOCKHOLDERS’ EQUITY – THREE MONTHS ENDED MAY 31, 2023 AND 2022
					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	Controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Equity

BALANCE AT FEBRUARY 28, 2023 (Restated)	9,366,357	$187,327	$21,058,721	$50,319,062	$(6,774,510)	$3,443,643	$68,234,243
Stock issued for employee stock purchase plan	3,566	71	36,697	—	—	—	36,768
Stock option expense	—	—	331,303	—	—	—	331,303
Dividends paid to stockholders	—	—	—	(655,894)	—	—	(655,894)
Dividend received by non-controlling interest	—	—	—	—	—	(100,000)	(100,000)
Net income (Restated)	—	—	—	1,059,590	—	177,409	1,236,999
Other comprehensive income (loss)	—	—	—	—	(104,937)	12,709	(92,228)
BALANCE AT MAY 31, 2023 (Restated)	9,369,923	$187,398	$21,426,721	$50,722,758	$(6,879,447)	$3,533,761	$68,991,191

BALANCE AT FEBRUARY 28, 2022	9,221,517	$184,430	$19,379,032	$50,361,068	$(3,858,689)	$3,371,928	$69,437,767
Stock issued for employee stock purchase plan	2,966	59	35,054	—	—	—	35,113
Stock options exercised	8,000	161	59,279	—	—	—	59,440
Stock option expense	—	—	232,883	—	—	—	232,883
Dividends paid to stockholders	—	—	—	(646,274)	—	—	(646,274)
Dividend received by non-controlling interest	—	—	—	—	—	(100,000)	(100,000)
Net income	—	—	—	1,000,167	—	210,594	1,210,763
Other comprehensive loss	—	—	—	—	(1,524,711)	(29,311)	(1,554,022)
BALANCE AT MAY 31, 2022	9,232,483	$184,650	$19,706,248	$50,714,961	$(5,383,400)	$3,453,211	$68,675,670

	STOCKHOLDERS’ EQUITY – NINE MONTHS ENDED MAY 31, 2023 AND 2022
					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	Controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Equity

BALANCE AT AUGUST 31, 2022	9,232,483	$184,650	$19,939,131	$50,716,613	$(7,245,132)	$3,649,034	$67,244,296
Stock issued for employee stock purchase plan	7,186	143	75,321	—	—	—	75,464
Stock options exercised	130,254	2,605	413,958	—	—	—	416,563
Stock option expense	—	—	998,311	—	—	—	998,311
Dividends paid to stockholders	—	—	—	(1,967,184)	—	—	(1,967,184)
Dividend received by non-controlling interest	—	—	—	—	—	(555,574)	(555,574)
Net income (Restated)	—	—	—	1,973,329	—	417,418	2,390,747
Other comprehensive income	—	—	—	—	365,685	22,883	388,568
BALANCE AT MAY 31, 2023 (Restated)	9,369,923	$187,398	$21,426,721	$50,722,758	$(6,879,447)	$3,533,761	$68,991,191

BALANCE AT AUGUST 31, 2021	9,184,811	$183,696	$18,736,268	$46,973,092	$(3,525,030)	$3,382,553	$65,750,581
Stock issued for employee stock purchase plan	5,601	112	73,533	—	—	—	73,645
Stock options exercised	42,071	842	197,798	—	—	—	198,640
Stock option expense	—	—	698,649	—	—	—	698,649
Dividends paid to stockholders	—	—	—	(1,934,906)	—	—	(1,934,906)
Dividend received by non-controlling interest	—	—	—	—	—	(402,729)	(402,729)
Net income	—	—	—	5,676,775	—	551,808	6,228,581
Other comprehensive loss	—	—	—	—	(1,858,370)	(78,421)	(1,936,791)
BALANCE AT MAY 31, 2022	9,232,483	$184,650	$19,706,248	$50,714,961	$(5,383,400)	$3,453,211	$68,675,670

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED MAY 31, 2023 AND 2022

	Nine Months Ended May 31,
	2023 (Restated)	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,390,747	$6,228,581
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	998,311	698,649
Depreciation expense	766,091	722,443
Amortization expense	441,603	474,121
Loss on disposal of assets	(8,534)	—
Remeasurement gain on acquisition of equity method investee	—	(3,951,550)
Equity in income from joint ventures	(3,664,793)	(3,662,178)
Dividends received from joint ventures	3,510,716	5,723,176
Deferred income taxes	(76,114)	152,372
Changes in current assets and liabilities:
Receivables:
Trade, excluding joint ventures	(362,810)	(1,348,254)
Trade, joint ventures	29,014	(232,364)
Fees for services provided to joint ventures	539,107	261,913
Income taxes	(155,828)	(134,942)
Inventories	2,254,758	(2,093,668)
Prepaid expenses and other	184,516	(635,478)
Accounts payable	(2,902,121)	908,605
Income tax payable	(29,401)	(420,529)
Accrued liabilities	(409,459)	(912,803)
Net cash provided by operating activities	3,505,803	1,778,094

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Zerust India business, net of cash acquired	—	(5,062,003)
Purchase of available for sale securities	—	(941)
Proceeds from the sale of available for sale securities	5,590	—
Investment in joint venture	—	(341,392)
Purchases of property and equipment	(2,607,988)	(961,704)
Proceeds from the sale of property and equipment	13,000	—
Investments in patents	(89,350)	(164,994)
Net cash used in investing activities	(2,678,748)	(6,531,034)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividend received by non-controlling interest	(555,574)	(402,729)
Repayments on the line of credit	(700,000)	—
Proceeds from line of credit	—	4,700,000
Proceeds from term loan	2,812,504	—
Dividends paid on NTIC common stock	(1,967,184)	(1,934,906)
Proceeds from the exercise of stock options	416,563	198,640
Proceeds from employee stock purchase plan	75,464	73,645
Net cash provided by financing activities	81,773	2,634,650

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(47,524)	560,918

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	861,304	(1,557,372)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,333,890	7,680,641

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,195,194	$6,123,269

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	INTERIM FINANCIAL INFORMATION

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

The following tables summarize the effects of the restatements on select consolidated statements of operations, balance sheet and cash flow amounts as reported as of and for the periods stated and are unaudited:

Consolidated Balance Sheet:

	As of May 31, 2023
	As Reported	Adjustments	As Restated

Receivables: Trade, excluding joint ventures, less allowance for doubtful accounts of $439,000 as of May 31, 2023	$15,311,650	$(1,139,757)	$14,171,893
Total current assets	39,289,907	(1,139,757)	38,150,150
Total assets	87,313,423	(1,139,757)	86,173,666
Accrued liabilities: Payroll and related benefits	2,035,785	(200,000)	1,835,785
Total current liabilities	15,550,561	(200,000)	15,350,561
Retained earnings	51,662,515	(939,757)	50,722,758
Stockholders’ equity	66,397,187	(939,757)	65,457,430
Total equity	69,930,948	(939,757)	68,991,191
Total liabilities and equity	87,313,423	(1,139,757)	86,173,666

Consolidated Statements of Operations:

	Three Months Ended May 31, 2023
	As Reported	Adjustments	As Restated

Cost of goods sold	$13,280,584	$109,289	$13,389,873
Gross profit	7,689,142	(109,289)	7,579,853
Selling expenses	3,723,165	169,987	3,893,152
General and administrative expenses	3,150,643	55,002	3,205,645
Research and development expenses	1,150,711	131,728	1,282,439
Total operating expenses	8,024,519	356,717	8,381,236
Operating income	2,372,592	(466,006)	1,906,586
Income before income tax expense	2,245,300	(466,006)	1,779,294
Net income	1,703,005	(466,006)	1,236,999
Net income attributable to NTIC	1,525,596	(466,006)	1,059,590
Net income attributable to NTIC per common share:
Basic	0.16	(0.05)	0.11
Diluted	0.16	(0.05)	0.11

	Nine Months Ended May 31, 2023
	As Reported	Adjustments	As Restated

Cost of goods sold	$38,747,865	$209,407	$38,957,272
Gross profit	20,445,452	(209,407)	20,236,045
Selling expenses	10,649,316	346,987	10,996,303
General and administrative expenses	9,365,431	105,002	9,470,433
Research and development expenses	3,401,885	278,361	3,680,246
Total operating expenses	23,416,632	730,350	24,146,982
Operating income	4,489,475	(939,757)	3,549,718
Income before income tax expense	4,165,327	(939,757)	3,225,570
Net income	3,330,504	(939,757)	2,390,747
Net income attributable to NTIC	2,913,086	(939,757)	1,973,329
Net income attributable to NTIC per common share:
Basic	0.31	0.10	0.21
Diluted	0.30	0.10	0.20

Consolidated Statements of Comprehensive Income:

	Three Months Ended May 31, 2023
	As Reported	Adjustments	As Restated

Net income	$1,703,005	$(466,006)	$1,236,999
Comprehensive income	1,610,777	(466,006)	1,144,771
Comprehensive income attributable to NTIC	1,800,895	(466,006)	1,334,889

	Nine Months Ended May 31, 2023
	As Reported	Adjustments	As Restated

Net income	$3,330,504	$(939,757)	$2,390,747
Comprehensive income	3,719,072	(939,757)	2,779,315
Comprehensive income attributable to NTIC	4,159,373	(939,757)	3,219,616

Consolidated Statements of Cash Flows:

	Nine Months Ended May 31, 2023
	As Reported	Adjustments	As Restated

Net income	$3,330,504	$(939,757)	$2,390,747
Receivables: Trade, excluding joint ventures	(1,502,567)	1,139,757	(362,810)
Accrued liabilities	(209,459)	(200,000)	(409,459)

In addition, the following footnotes have been updated to reflect the restated amounts:

●	Note 9 – Net Income per Common Share
●	Note 11 – Segment and Geographic Information

2.	ACCOUNTING PRONOUNCEMENTS

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

The following is a reconciliation of the net income per share computation for the three and nine months ended May 31, 2023 and 2022:

	Three Months Ended May 31,		Nine Months Ended May 31,
Numerator:	2023 (Restated)	2022	2023 (Restated)	2022
Net income attributable to NTIC	$1,059,590	$1,000,167	$1,973,329	$5,676,773
Denominator:
Basic – weighted shares outstanding	9,369,923	9,227,912	9,355,776	9,216,216
Weighted shares assumed upon exercise of stock options	258,146	350,885	346,834	466,430
Diluted – weighted shares outstanding	9,628,069	9,578,797	9,702,610	9,682,646
Basic net income per share:	$0.11	$0.11	$0.21	$0.62
Diluted net income per share:	$0.11	$0.11	$0.20	$0.59

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

The following table sets forth the Company’s net sales for the three and nine months ended May 31, 2023 and 2022 by segment:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2023	2022	2023	2022
ZERUST® net sales	$16,100,674	$14,446,832	$45,929,422	$41,988,394
Natur-Tec® net sales	4,869,052	4,518,089	13,263,895	11,918,579
Total net sales	$20,969,726	$18,964,921	$59,193,317	$53,906,973

The following table sets forth the Company’s cost of goods sold for the three and nine months ended May 31, 2023 and 2022 by segment:

	Three Months Ended May 31,				Nine Months Ended May 31,
	2023 (Restated)	% of Product Sales*	2022	% of Product Sales*	2023 (Restated)	% of Product Sales*	2022	% of Product Sales*
Direct cost of goods sold
ZERUST®	$9,116,091	56.6%	$8,409,392	58.2%	$26,410,796	57.5%	$25,267,333	60.2%
Natur-Tec®	3,576,676	73.5%	3,432,152	76.0%	10,078,385	76.0%	9,129,686	76.6%
Indirect cost of goods sold	697,106	—	881,289	—	2,468,091	—	2,580,601	—
Total net cost of goods sold	$13,389,873		$12,722,833		$38,957,272		$36,977,620

______________________

*	The percent of segment sales is calculated by dividing the direct cost of goods sold for each individual segment category by the net sales for each segment category.

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

Restatement

NTIC is restating its previously issued consolidated financial statements and the related notes thereto for the three and nine months ended May 31, 2023. Refer to Note 1 “Interim Financial Statements” in the Notes to Consolidated Financial Statements for additional information.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations does not substantively amend, update or change any disclosures or analysis contained in the Original Report, and, accordingly, does not reflect any information or events occurring after July 13, 2023, the filing date of the Original Report, or modify or update those disclosures affected by events that occurred at a later date or facts that subsequently became known to NTIC, except to the extent they are otherwise required to be included and discussed herein. The following sections within this Management’s Discussion and Analysis of Financial Condition and Results of Operations have been updated to reflect the restatement: “Financial Overview,” “Results of Operations” and “Liquidity and Capital Resources.” The remaining sections were not impacted by the restatement and are therefore not updated herein.

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

Highlights of NTIC’s financial results for the three and nine months ended May 31, 2023 include the following, with increases or decreases in each case as compared to the respective prior fiscal year period:

●

NTIC’s consolidated net sales increased 10.6% and 9.8% during the three and nine months ended May 31, 2023, respectively, compared to the three and nine months ended May 31, 2022 primarily as a result of an increase in sales of and demand for both ZERUST® and Natur-Tec® products, as well as targeted price increases on certain products. During the nine months ended May 31, 2023, 77.6% of NTIC’s consolidated net sales were derived from sales of ZERUST® products and services, which increased 9.4% over the prior fiscal year period, and 22.4% of NTIC’s consolidated net sales were derived from sales of Natur-Tec®

●

Cost of goods sold as a percentage of net sales decreased to 63.9% and 65.8% during the three and nine months ended May 31, 2023, respectively, compared to 67.1% and 68.6% during the three and nine months ended May 31, 2022, respectively, primarily as a result of lower raw material prices overall and increased sales made to customers in the oil and gas industry, which products carry higher margins than ZERUST® industrial products and Natur-Tec® products.

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

●

NTIC’s total operating expenses increased 17.8% and 15.6% to $8,381,236 and $24,146,982 during the three and nine months ended May 31, 2023, respectively, compared to $7,113,737 and $20,892,516 for the three and nine months ended May 31, 2022, respectively.  These increases were primarily due to increased personnel expenses, including new hires, benefits and travel, and expenses incurred during the current fiscal year periods in connection with the startup of a new indirect, majority owned subsidiary formed to assume the operations of a former joint venture in Taiwan.

●

NTIC incurred net income attributable to NTIC of $1,059,590, or $0.11 per diluted common share, for the three months ended May 31, 2023, compared to $1,000,167, or $0.11 per diluted common share, for the three months ended May 31, 2022. NTIC incurred net income attributable to NTIC of $1,973,329, or $0.20 per diluted common share, for the nine months ended May 31, 2023, compared to $5,676,773, or $0.59 per diluted common share, for the nine months ended May 31, 2022.  Of the net income attributable to NTIC incurred in the nine months ended May 31, 2022, $3,951,550 or $0.41 per diluted common share was due to the gain from the Zerust India acquisition.

Results of Operations

The following table sets forth NTIC’s results of operations for the three and nine months ended May 31, 2023 and 2022.

	Three Months Ended May 31,
	2023 (Restated)	% of Net Sales	2022	% of Net Sales	$ Change	% Change
Net sales	$20,969,726	100.0%	$18,964,921	100.0%	$2,004,805	10.6%
Cost of goods sold	13,389,873	63.9%	12,722,833	67.1%	667,040	5.2%
Equity in income from joint ventures	1,346,658	6.4%	1,364,597	7.2%	(17,939)	-1.3%
Fees for services provided to joint ventures	1,361,311	6.5%	1,329,988	7.0%	31,323	2.4%
Selling expenses	3,893,152	18.6%	3,450,308	18.2%	442,844	12.8%
General and administrative expenses	3,205,645	15.3%	2,560,487	13.5%	645,158	25.2%
Research and development expenses	1,282,439	6.1%	1,102,942	5.8%	179,497	16.3%

	Nine Months Ended May 31,
	2023 (Restated)	% of Net Sales	2022	% of Net Sales	$ Change	% Change
Net sales	$59,193,317	100.0%	$53,906,973	95.8%	$5,286,344	9.8%
Cost of goods sold	38,957,272	65.8%	36,977,620	68.6%	1,979,653	5.4%
Equity in income from joint ventures	3,664,793	6.2%	3,662,178	6.8%	2,615	0.1%
Fees for services provided to joint ventures	3,795,862	6.4%	3,835,755	7.1%	(39,893)	-1.0%
Selling expenses	10,996,303	18.6%	9,659,457	17.9%	1,336,846	13.8%
General and administrative expenses	9,470,433	16.0%	7,675,622	14.2%	1,794,811	23.4%
Research and development expenses	3,680,246	6.2%	3,557,437	6.6%	122,809	3.5%

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

Cost of Goods Sold. Cost of goods sold increased 5.2% and 5.4% for the three and nine months ended May 31, 2023, respectively, compared to the three and nine months ended May 31, 2022 primarily as a result of the increase in net sales, as described above.  Cost of goods sold as a percentage of net sales decreased to 63.9% and 65.8% during the three and nine months ended May 31, 2023, compared to 67.1% and 68.6% during the three and nine months ended May 31, 2022 primarily as a result of lower raw material prices and increased sales made to customers in the oil and gas industry, which products carry higher margins than our ZERUST® industrial products.  NTIC has taken certain actions to address inflationary pressures and pass on related cost increases to its customers and some improvements from these actions, as well as some improvements in gross margin, were realized during the nine months ended May 31, 2023.

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

Selling Expenses. NTIC’s selling expenses increased 12.8% and 13.8% for the three and nine months ended May 31, 2023, respectively, compared to the same respective periods in fiscal 2022 primarily due to an increase in personnel expense during the current fiscal year period compared to the prior fiscal year period, and expenses incurred during the current fiscal year periods in connection with the startup of a new indirect, majority owned subsidiary formed to assume the operations of a former joint venture in Taiwan.  Selling expenses as a percentage of net sales increased to 18.6% and 18.6% for the three and nine months ended May 31, 2023, respectively, from 18.2% and 17.9% for the three and nine months ended May 31, 2022, respectively, primarily due to the increased selling expenses, as noted above.

General and Administrative Expenses. NTIC’s general and administrative expenses increased 25.2% and 23.4% for the three and nine months ended May 31, 2023, respectively, compared to the same respective periods in fiscal 2022 primarily due to increased professional services and travel and personnel expenses during the current fiscal year periods compared to the prior fiscal year periods, as well as expenses incurred during the current fiscal year periods in connection with the startup of a new indirect, majority owned subsidiary formed to assume the operations of a former joint venture in Taiwan.  As a percentage of net sales, general and administrative expenses increased to 15.3% and 16.0% for the three and nine months ended May 31, 2023, respectively, from 13.5% and 14.2% for the same respective periods in fiscal 2022 primarily due to the increase in general and administrative expenses, as noted above.

Research and Development Expenses. NTIC’s research and development expenses increased 16.3% and 3.5% for the three and nine months ended May 31, 2023, respectively, compared to the same respective periods in fiscal 2022 primarily due to the timing of expenses incurred for both comparisons and a decrease in expenses associated with development efforts for the nine-month comparison.

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

Income Before Income Tax Expense. NTIC had income before income tax expense of $1,779,294 and $3,225,570 for the three and nine months ended May 31, 2023, respectively, compared to $1,815,077 and $7,489,018 for the three and nine months ended May 31, 2022, respectively.

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

Net Income Attributable to NTIC. Net income attributable to NTIC increased to $1,059,590, or $0.11 per diluted common share, for the three months ended May 31, 2023, compared to $1,000,167, or $0.11 per diluted common share, for the three months ended May 31, 2022.  This increase was a result of the increase in gross profit and joint venture income contribution, partially offset by the increase in operating expenses and interest expense. Net income attributable to NTIC decreased to $1,973,329, or $0.20 per diluted common share, for the nine months ended May 31, 2023, compared to $5,676,773, or $0.59 per diluted common share, for the nine months ended May 31, 2022. This decrease was primarily due to the $3,951,550 remeasurement gain on acquisition of equity method investee recognized during the prior fiscal year periods, which did not repeat this fiscal year, and to a lesser extent, the increase in operating expenses, partially offset by the increase in gross profit.

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

Liquidity and Capital Resources

Sources of Cash and Working Capital. NTIC’s working capital, defined as current assets less current liabilities, was $22,799,589 as of May 31, 2023, including $6,195,194 in cash and cash equivalents, compared to $23,169,480 as of August 31, 2022, including $5,333,890 in cash and cash equivalents and $5,590 in available for sale securities.

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

NTIC experienced an increase in trade receivables and a decrease in inventory as of May 31, 2023, compared to August 31, 2022.  Trade receivables, excluding joint ventures, as of May 31, 2023, increased $34,963, compared to August 31, 2022, primarily related to correlating increases to sales.

Outstanding trade receivables, excluding joint ventures balances, decreased an average of 2 days to an average of 65 days from balances outstanding from these customers as of May 31, 2023 from an average of 67 days as of August 31, 2022.

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

Subsequent to that evaluation and as a result of the material weakness in NTIC’s internal control over financial reporting discussed below, NTIC’s Chief Executive Officer and Chief Financial Officer concluded that as of May 31, 2023, NTIC’s disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the reports that NTIC files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to NTIC’s management, including NTIC’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

101

The following materials from NTIC’s Quarterly Report on Form 10-Q/A for the fiscal quarter ended May 31, 2023, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Comprehensive Income, (iv) the unaudited Consolidated Statements of Equity, (v) the unaudited Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements (filed herewith)

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