Form 10-K
period 2023-08-31
NORTHERN TECHNOLOGIES INTERNATIONAL CORP
filed 2023-11-21
CIK 875582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2023

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The aggregate market value of the registrant’s common stock, excluding shares beneficially owned by affiliates, computed by reference to the closing sales price at which the common stock was last sold as of February 28, 2023 (the last business day of the registrant’s second fiscal quarter) as reported by the Nasdaq Global Market on that date was approximately $100.9 million.

As of November 10, 2023, 9,427,599 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the registrant’s Proxy Statement for its 2024 Annual Meeting of Stockholders to be held January 19, 2024.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

ANNUAL REPORT ON FORM 10-K
FISCAL YEAR ENDED AUGUST 31, 2023

TABLE OF CONTENTS

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

i

As used in this report, references to “NTIC,” the “Company,” “we,” “our,” or “us,” unless the context otherwise requires, refer to Northern Technologies International Corporation and its wholly-owned and majority-owned subsidiaries, all of which are consolidated on NTIC’s consolidated financial statements.

As used in this report, references to: (1) “NTIC China” refer to NTIC’s wholly-owned subsidiary in China, NTIC (Shanghai) Co., Ltd.; (2) “NTI Europe” refer to NTIC’s wholly-owned subsidiary in Germany, NTIC Europe GmbH; (3) “Zerust Mexico” refer to NTIC’s wholly-owned subsidiary in Mexico, ZERUST-EXCOR MEXICO, S. de R.L. de C.V.; (4) “Zerust India” refer to NTIC’s wholly-owned subsidiary in India, HNTI Limited (formerly Harita-NTI Limited); (5) “Zerust Brazil” refer to NTIC’s majority-owned Brazilian subsidiary, Zerust Prevenção de Corrosão S.A.; (6) “Natur-Tec India” refer to NTIC’s majority-owned subsidiary in India, Natur-Tec India Private Limited; (7) “Natur Tec Lanka” refer to NTIC’s majority-owned subsidiary in Sri Lanka, Natur Tec Lanka (Pvt) Ltd and (8) “NTI Asean” refer to NTIC’s majority-owned holding company subsidiary, NTI Asean LLC, which holds investments in certain entities that operate in the Association of Southeast Asian Nations (ASEAN) region.

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

Internationally, NTIC sells its ZERUST® corrosion prevention solutions through its wholly-owned subsidiary in China, NTIC (Shanghai) Co., Ltd. (NTIC China), its wholly-owned subsidiary in India, HNTI Limited (Zerust India), its majority-owned joint venture holding company for NTIC’s joint venture investments in the Association of Southeast Asian Nations (ASEAN) region, NTI Asean LLC (NTI Asean), and certain other majority-owned and wholly-owned subsidiaries, and joint venture arrangements in North America, Europe, and Asia. NTIC also sells products directly to its European joint venture partners through its wholly-owned subsidiary in Germany, NTIC Europe GmbH (NTI Europe).

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

NTIC’s Subsidiaries and Joint Venture Network

NTIC has ownership interests in 11 operating subsidiaries in North America, South America, Europe, and Asia, the results of which are fully consolidated in NTIC’s consolidated financial statements. The following table sets forth a list of NTIC’s operating subsidiaries as of November 17, 2023, the country in which the subsidiary is organized, and NTIC’s ownership percentage in each subsidiary:

Subsidiary Name	Country	NTIC Percent (%) Ownership
HNTI Limited	India	100%
Natur Tec Lanka (Pvt) Ltd	Sri Lanka(1)	75%
Natur-Tec India Private Limited	India	75%
NTI Asean LLC	United States	60%
NTIC (Shanghai) Co., Ltd	China	100%
NTIC Europe GmbH	Germany	100%
Zerust Prevenção de Corrosão S.A.	Brazil	85%
Zerust Singapore Pte Ltd	Singapore(2)	60%
Zerust Vietnam Co. Ltd	Vietnam(3)	60%
Zerust Taiwan Co., Ltd	Taiwan(4)	60%
ZERUST-EXCOR MEXICO, S. de R.L. de C.V.	Mexico	100%

____________________

(1)	Natur Tec Lanka (Pvt) Ltd. is 100% owned by Natur-Tec India Private Limited and, therefore, indirectly owned by NTIC.
(2)	Zerust Singapore Pte Ltd is 100% owned by NTI Asean LLC and, therefore, indirectly owned by NTIC.
(3)	Zerust Vietnam Co. Ltd is 100% owned by Zerust Singapore Pte Ltd and, therefore, indirectly owned by NTIC.
(4)	Zerust Taiwan Co., Ltd is 100% owned by Zerust Singapore Pte Ltd and, therefore, indirectly owned by NTIC.

NTIC participates in 15 active joint venture arrangements in North America, Europe, and Asia. Each of these joint ventures generally manufactures and markets products in the geographic territory to which it is assigned. While most of NTIC’s joint ventures exclusively sell rust and corrosion inhibiting products, some of the joint ventures also sell NTIC’s Natur-Tec® resin compounds. NTIC has historically funded its investments in joint ventures with cash generated from operations. NTIC accounts for the investments and financial results of its joint ventures in its consolidated financial statements utilizing the equity method of accounting. The following table sets forth a list of NTIC’s operating joint ventures as of November 17, 2023, the country in which the joint venture is organized, and NTIC’s ownership percentage in each joint venture:

Joint Venture Name	Country	NTIC Percent (%) Ownership
ACOBAL SAS	France	50%
CHONG WAH-NTIA SDN. BHD.	Malaysia (1)	30%
EXCOR KORROSIONSSCHUTZ – TECHNOLOGIEN UND PRODUKTE GMBH	Germany	50%
EXCOR SP. Z.O.O.	Poland	50%
EXCOR-ZERUST S.R.O.	Czech Republic	50%
KOREA ZERUST CO., LTD.	South Korea (1)	30%
PT. CHEMINDO – NTIA	Indonesia (1)	30%
TAIYONIC LTD.	Japan	50%
ZERUST – DNEPR	Ukraine	50%
ZERUST (U.K.) LTD.	United Kingdom	50%
ZERUST A.Ş.	Turkey	50%
ZERUST AB	Sweden	50%
ZERUST CONSUMER PRODUCTS, LLC	United States	50%
ZERUST OY	Finland	50%
ZERUST SPECIALTY TECH CO. LTD.	Thailand (1)	30%

____________________

(1)	Indirect ownership interest through NTI Asean.

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

ZERUST® Corrosion Prevention Solutions. In fiscal 2023, 77.3% of NTIC’s consolidated net sales were derived from developing, manufacturing and marketing ZERUST® rust and corrosion inhibiting products and services. NTIC’s consolidated net sales in fiscal 2023 included $61,728,364 in sales of ZERUST® rust and corrosion inhibiting products and services, an increase of 7.4% from such sales in fiscal 2022. Corrosion not only damages the appearance of metal products and components but also negatively impacts their mechanical performance. This applies to the rusting of ferrous metals (iron and steel) and the deterioration by oxidation of nonferrous metals (aluminum, copper, brass, etc.).  NTIC’s ZERUST® corrosion prevention solutions include plastic and paper packaging, powders, liquids, coatings, rust removers, cleaners, diffusers, and engineered solutions for the oil and gas industry as well as technical corrosion management and consulting services.

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

NTIC was the first in the world to develop the means of infusing volatile corrosion inhibiting chemical compounds (VCIs) into polyethylene and polypropylene resins. Combining ZERUST® chemical compounds with polyethylene and polypropylene resins permitted NTIC to introduce a line of plastic packaging products in the form of low and high-density polyethylene bags and shroud film, including stretch, shrink, skin, and bubble cushioning film, thereby giving customers the ability to ship and store ferrous, nonferrous, and mixed-metal products in a clean, dry, and corrosion-free condition, at an overall savings in total process costs. In addition to plastic packaging, NTIC has also developed VCI compounds to imbue kraft paper, corrugated cardboard, solid fiber, and chipboard packaging materials with corrosion protection properties. NTIC’s ZERUST® plastic and paper packaging products come in various thicknesses, strength enhancements, protection types, shapes, and sizes. This product line also includes items such as ZERUST® gun cases, car covers, and tool-drawer liners, which are targeted at retail consumers.

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

ZERUST® Corrosion Prevention Solutions Designed Specifically for the Oil and Gas Industry.  NTIC has developed proprietary engineered corrosion inhibiting solutions specifically to mitigate the types of corrosion that commonly form on the capital assets used in the petroleum and chemical process industries and has targeted the sale of these ZERUST® corrosion solutions to potential customers in the oil and gas industry.  NTIC’s consolidated net sales in fiscal 2023 included $7,801,986 in sales made to customers in the oil and gas industry, an increase of 69.3% from such sales in fiscal 2022. On September 19, 2022, NTIC announced the signing of an initial contract with BP Exploration (Caspian Sea) Limited p.l.c. to supply chemical corrosion protection services for 12 storage tanks through December 2025, representing the largest contract to date for oil and gas storage tank solutions. In fiscal 2023, sales of ZERUST® corrosion prevention solutions to large customers in the oil and gas industry became more consistent, with these customers beginning to re-order products. Sales within the U.S. also stabilized somewhat, and key customer relationships were expanded. While NTIC believes these trends show increased acceptance of corrosion solutions for the oil and gas industry, NTIC anticipates that its sales of ZERUST® products and services into the oil and gas industry will continue to remain subject to significant volatility, specifically due to economic factors, such as potential crude oil price changes and global supply/demand churn. NTIC anticipates that its sales of ZERUST® products and services into the oil and gas industry may be subject to additional volatility due to uncertainty caused by certain environmental policies and priorities of the current administration. Demand for ZERUST® oil and gas products around the world depends primarily on market acceptance and the reach of NTIC’s distribution network. Because of the typical size of individual orders and overall size of NTIC’s net sales derived from sales of oil and gas products, the timing of one or more orders can materially affect NTIC’s sales compared to prior fiscal year period sales. Projects in South America, Europe, the Middle East, and Southeast Asia are still a small but growing, strategically important part of the sales growth picture.

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

NTIC’s rust and corrosion inhibiting products for the oil and gas industry include ZERUST® Flange Savers®, ZERUST® Zif Tape, ZERUST® ReCAST-SSB solutions, and ZERUST® chemicals, including Zerion powders and gels, in addition to many of the standard industrial ZERUST® rust and corrosion inhibiting products previously described.

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

Natur-Tec® Resin Compounds and Finished Products. NTIC manufactures and sells a broad range of bioplastic packaging solutions, including bio-based and certified compostable (fully biodegradable) polymer resin compounds, and finished products under the Natur-Tec® brand.  NTIC’s consolidated net sales in fiscal 2023 included $18,174,588 in sales of Natur-Tec® resins and finished products, an increase of 8.8% compared to sales in fiscal 2022.  Market drivers such as volatile petroleum prices, reduced dependence on foreign oil, reduced carbon footprints, requirements by multinational brands for sustainable packaging solutions that meet Circular Economy and environmentally responsible end-of-life disposal mandates, and concerns about plastic residue in the environment have led to heightened interest in using sustainable, bio-based and renewable plant-biomass resources for the manufacture of plastics and industrial products.  Plastics that are fully biodegradable in commercial composting or anaerobic digestor systems allow the safe and effective conversion of these plastics to carbon dioxide, water, and fertilizer at the end of their service life.  Increased environmental and sustainability awareness at the corporate and consumer level, improved technical properties and product functionality, as well as recent foreign, state, and local governmental regulations banning the use of conventional plastics or mandating the use of certain biodegradable or compostable products, including regulations in China, India and California, have also fueled this interest in bio-based and biodegradable-compostable plastics.  The term “bio-plastics” encompasses a broad category of plastics that are either bio-based, which means derived from renewable resources such as corn or cellulosic/plant material or blends thereof, or are engineered to be fully commercially compostable, or both.

Natur-Tec® resins and finished products sales in North America and finished product sales at NTIC’s majority-owned subsidiary in India and at NTIC’s subsidiary in China, experienced reduced demand globally as a result of the COVID-19 pandemic. The COVID-19 pandemic had a significant impact on demand from many large users of bioplastics, including college campuses, stadiums, arenas, restaurants, and corporate office complexes. Additionally, demand for apparel packaging solutions was impacted by ongoing COVID- related lockdowns and supply-chain bottlenecks in Asia. Beginning in fiscal 2022 and throughout 2023, NTIC experienced a significant recovery in many of these areas to pre-pandemic levels. NTIC anticipates that college campuses and other venues will return to pre-pandemic levels of operation in 2024.

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

In China, NTIC sells its products and services through NTIC China. NTIC has wholly owned or majority-owned subsidiaries to conduct its business in Brazil, Mexico, Vietnam, and Singapore. In addition, NTIC sells its ZERUST products in India through this wholly-owned subsidiary, HNTI Limited.

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

Natur-Tec® Resin Compounds and Finished Products.  In the United States, NTIC markets its Natur-Tec® resin compounds and finished products through a network of national and regional distributors and independent manufacturer’s sales representatives and two NTIC direct sales employees as of August 31, 2023.  Target customers for Natur-Tec® finished products include individual consumers as well as commercial and institutional organizations, such as corporations and government agencies, and educational organizations, such as universities and school districts. NTIC is also targeting key national and regional retailers utilizing independent sales agents.  Target customers for Natur-Tec® resin compounds include plastics converters and foodservice ware brands that would purchase Natur-Tec® resin compounds to manufacture and sell their own finished bio-based and compostable end products, such as film, bags, and cutlery.  In June 2022, the State of California passed a law intended to reduce single-use plastics. Notably, the bill provides that, by 2032, all packaging must be recyclable or compostable. Accordingly, NTIC expects the market in California for bio-plastic packaging solutions to grow substantially in the coming decade.

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

NTIC’s Natur-Tec® resin compounds and finished products are produced at facilities in India, China, Malaysia, and the United States. NTIC’s Natur-Tec® resin compounds can be shipped to manufacturing facilities around the world, where they then can be converted into finished products, such as film or pieces of cutlery.  NTIC’s Natur-Tec® finished products are manufactured using NTIC’s Natur-Tec® resin compounds by select sub-contractors.

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

NTIC anticipates that it will spend between $4,400,000 and $4,800,000 in fiscal 2024 on research and development activities.

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

Availability of Raw Materials

NTIC does not typically carry excess quantities of raw materials because of historically widespread availability for such materials from various suppliers.  However, with respect to its Natur-Tec® resin compounds and finished products, there are a limited number of suppliers of the base resins used to manufacture the resin compounds and finished products.  Additionally, there is growing demand for these base resins, which has caused cost increases and, occasionally, supply issues.  During fiscal 2022, for example, NTIC experienced some delays in obtaining these base resins due to production slowdowns, which resulted from manufacturing issues, labor shortages and power restrictions in China, freight container shortages, and the war in Ukraine. While NTIC experienced longer lead times for raw materials and experienced raw material cost increases during fiscal 2022 as a result of supply chain disruptions, lead times and raw material costs declined during fiscal 2023. It is anticipated that these worldwide disruptions and supply issues will subside in fiscal 2024.

In addition, a few raw materials and purchased parts used in NTIC’s rust and corrosion inhibiting products and Natur-Tec® finished products are sourced from suppliers who currently serve as NTIC’s sole source of supply for these materials and parts.  Although NTIC believes it can obtain these raw materials and parts from other suppliers, an unexpected loss of supply over a short period of time, including as a result of future worldwide disruptions in supply, may not allow NTIC time to replace these sources in the ordinary course of business.

Backlog

NTIC had an estimated order backlog of $5,337,717 as of August 31, 2023, compared to $5,856,655 as of August 31, 2022, which was generally across all business units. Sales relating to this backlog are expected to be realized during first quarter of fiscal 2024. These are orders that are held by NTIC pending release instructions from the customers to be used for just-in-time production. Customers generally place orders on an “as needed” basis and expect delivery within a relatively short period of time.

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

Human Capital Management

Headcount and Employee Demographics

As of August 31, 2023, NTIC had a total of 86 full-time employees located in North America, consisting of 26 in sales and marketing, 26 in research and development and lab, 18 in administration, and 16 in production.  As of August 31, 2023, NTIC’s wholly-owned subsidiary in India, HNTI Limited, had 58 full-time employees, NTIC’s wholly owned subsidiary in China had 35 full-time employees, its majority-owned subsidiary in Brazil had 20 full-time employees, its majority-owned subsidiary in India, Natur Tec India, had 9 full-time employees, its majority-owned subsidiary in Singapore, Zerust Singapore, had 1 full-time employee, its majority-owned subsidiary in Taiwan, Zerust Taiwan, had 9 full-time employees, its majority-owned subsidiary in Vietnam, Zerust Vietnam, had 6 full-time employees its wholly owned subsidiary in Mexico had no full-time employees, and its holding company, NTI Asean, had no full-time employees.

As of August 31, 2023, of our global workforce, 41% are female and 27% are racially or ethnically diverse. Of our management team, 40% are female and 23% are racially or ethnically diverse. Of our eight Board members, nearly 40% are female and nearly 40% are racially or ethnically diverse. Of our U.S. workforce, 6% are veterans.

Turnover

NTIC continually monitors employee turnover rates as its success depends upon retaining highly trained engineering, manufacturing and operations personnel. The average tenure of our employees is nine years.

Management Team

NTIC believes its management team has the experience necessary to effectively execute its strategy and advance its product and technology leadership. The average tenure of the members of NTIC’s management team is 16 years.

Employee Unions, Collective Bargaining Agreements and Work Councils

There are no unions representing NTIC’s employees, and NTIC believes that its relations with its employees are good.

Health, Safety and Environment

Health, safety and environment (HSE) are the cornerstones of NTIC. NTIC is in the business of converting unique, environmentally beneficial materials science into value added products and services for industrial and consumer applications. NTIC believes that it is responsible to its worldwide customers, its people, its communities and its stockholders, and NTIC takes these responsibilities seriously. NTIC is dedicated to investing in the future of the planet and NTIC’s people and intends to continue to invest in HSE protection and improvements in a timely manner consistent with available technology.

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

NTIC monitors conditions that could lead to safety incidents and keeps track of injuries through reporting systems in accordance with the laws in the jurisdictions in which NTIC operates. NTIC tracks this data to assess the quality of its safety performance. NTIC defines lost time incidents as work-related incidents where a worker sustains an injury that results in time away from work. NTIC had only one lost time incident in each 2023 and 2022.

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

NTIC’s employees have immediate eligibility to participate in NTIC’s 401(k) employee savings plan. Employees are immediately vested upon contributing to the 401(k) employee savings plan. NTIC matches 401(k) contributions made by employes and may also make profit-sharing contributions. NTIC believes these profit-sharing contributions are a meaningful way of sharing NTIC’s success with its employees.

To further the goal of sharing NTIC’s success with its employees and incentivizing strong employee performance, NTIC may award cash bonuses to its employees. Additionally, NTIC has an employee stock purchase plan, which allows employees to purchase NTIC stock at a 10% discount to fair market value. NTIC believes that this gives employees an interest in providing for the continued success of the business, encourages regular and scheduled investing, and is a means of supplementing individual savings programs.

As part of its compensation package, NTIC provides employees with access to a medical plan with an employee-funded health savings account option. The medical plan has no co-pay, and employees are not required to contribute toward premium costs. Dental, vision, life, and long and short-term disability insurance plans are also available to NTIC’s employees.

NTIC prides itself on offering employment arrangements that include competitive time off policies and flexibility. NTIC’s full-time employees are eligible for paid holidays and vacation time based on the length of their service, ranging from 15 to 25 days. NTIC’s part-time employees receive compensation for paid holidays as well. NTIC offers employees the opportunity to work remotely, requiring Tuesday in-person attendance for office staff employees and permitting remote work in the discretion of individual employees the remaining days of the week.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The two individuals named below have been designated by NTIC’s Board of Directors as “executive officers” of NTIC. Their ages and the offices held, as of November 10, 2023, are as follows:

Name	Age	Position with NTIC
G. Patrick Lynch	56	President and Chief Executive Officer

Matthew C. Wolsfeld	49	Chief Financial Officer and Corporate Secretary

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

Other corporate officers of NTIC, their ages, and offices held, as of November 10, 2023, are as follows:

Name	Age	Position with NTIC
Vineet R. Dalal	54	Vice President and Director – Global Market Development – Natur-Tec®

Gautam Ramdas	50	Vice President and Director – Global Market Development – Oil & Gas
Brian Haglund	39	Vice President of Operations – North America

Vineet R. Dalal, an employee of NTIC since 2004, has served as Vice President and Director – Global Market Development – Natur-Tec® since November 2005. Prior to joining NTIC, Mr. Dalal was a Principal in the Worldwide Product Development Practice of PRTM, a management consultancy to technology-based companies (now part of PricewaterhouseCoopers Management Consulting). In this position, Mr. Dalal consulted for several Fortune 500 companies, in the areas of product strategy, Product Lifecycle Management (PLM) and technology management. Prior to that, Mr. Dalal held positions in program management and design engineering at National Semiconductor Corporation in Santa Clara, California. Mr. Dalal received an M.B.A. degree from the University of Michigan Ross School of Business in Ann Arbor, Michigan. He also holds an M.S. degree in Electrical and Computer Engineering from Oregon State University, and a B.Eng. degree in Electronics Engineering from Karnatak University, India.

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

Risks Related to NTIC’s Business and Industry

●

Any weakness in the global economy, and in particular in the United States, Europe, India and China, and in the automotive industry, has negatively impacted and in the future may negatively impact NTIC’s business, operating results, and financial condition.

●	COVID-19 has adversely impacted and may continue to adversely impact NTIC’s business, operating results and financial condition.
●	NTIC’s business in the past has been and in the future may be negatively impacted by inflation.
●

Supply chain disruptions in the past have interrupted and in the future could interrupt product manufacturing, increase product costs and result in lost sales, which have had and in the future may have a material adverse effect on NTIC’s business, operating results and financial condition.

●	Disruptions to the distribution channels for NTIC’s products in the past have negatively impacted and in the future may negatively impact NTIC’s business, operating results, and financial condition.
●

NTIC’s dependence on key suppliers puts NTIC at risk of interruptions in the availability of its products, which could reduce its net sales and adversely affect its operating results and harm its reputation.

●	Increases in prices for raw materials and components used in NTIC’s products in the past have adversely affected and in the future could adversely affect NTIC’s operating results.
●	NTIC relies on others for its production and any interruptions of these arrangements could disrupt NTIC’s ability to fill its customers’ orders.
●

Changes to trade regulation, quotas, duties, or tariffs, caused by the changing U.S. and geopolitical environments or otherwise, have negatively impacted in the past and in the future may negatively impact NTIC’s business, operating results, and financial condition.

●

Global credit and financial markets in the past have experienced disruptions, including diminished liquidity and credit availability and rapid fluctuations in market valuations, which, if they happen again, could negatively impact NTIC’s business, operating results, and financial condition.

●	NTIC has limited staffing, faces challenges caused by its aging workforce and given its limited resources, it may not effectively manage its growth.
●	The evolution of the automotive industry towards electric vehicles could adversely affect NTIC’s business.

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

●	NTIC’s acquisition of the remaining 50% ownership interest of HNTI Limited and any future similar acquisitions involve risk.
●	The ongoing war between Russia and Ukraine may adversely affect NTIC’s business and results of operations.
●	The ongoing war between Israel and Hamas may adversely affect NTIC’s business and results of operations.
●	The operations of NTIC China may be adversely affected by China’s evolving economic, political, and social conditions, as well as increasing tensions between the United States and China.
●	Intellectual property rights are difficult to enforce in China, which could harm NTIC’s business, results of operations, or financial condition.

●	Uncertainties with respect to the Chinese legal system may adversely affect the operations of NTIC China.
●	Failure to comply with the U.S. Foreign Corrupt Practices Act could subject NTIC to penalties and legal expenses.
●	Fluctuations in foreign currency exchange rates could result in declines in NTIC’s earnings and changes in NTIC’s foreign currency translation adjustments.
●	Economic uncertainty in developing markets could adversely affect NTIC’s revenue and earnings.

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

●	Fluctuations in NTIC’s effective tax rate could have a significant impact on NTIC’s financial position, results of operations, or cash flows.
●	Certain of NTIC’s operations are subject to regulation by the U.S. Food and Drug Administration.
●	NTIC’s reliance upon patents, trademark laws, trade secrets, and contractual provisions to protect its proprietary rights may not be sufficient to protect its intellectual property.
●	NTIC has identified a material weakness in its internal controls, and cannot provide assurances that this weakness will be effectively remediated or that additional material weaknesses will not occur in the future.
●	Any changes in U.S. generally accepted accounting principles might adversely affect NTIC’s operating results.

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

Risks Related to NTIC’s Business and Industry

Any weakness in the global economy, and in particular in the United States, Europe, India and China, and in the automotive industry, has negatively impacted and in the future may negatively impact NTIC’s business, operating results, and financial condition.

From time to time, the U.S. and world economies suffer from uncertainty, volatility, disruption, and other adverse conditions, which has adversely impacted and in the future may adversely impact the business community and the financial markets. Adverse economic and financial market conditions have negatively affected and in the future may negatively affect NTIC’s customers and its markets, thereby negatively impacting NTIC’s business and operating results. For example, weak market conditions could extend the length of NTIC’s sales cycle and cause potential customers to delay, defer, or decline to make purchases of NTIC’s products and services due to uncertainties surrounding the future performance of their businesses, limitations on their capital expenditures due to internal budget constraints, the inability to obtain financing in the capital markets, and the adverse effects of the economy on their business and financial condition. As a result, if economic and financial market conditions weaken or deteriorate, then NTIC’s business, financial condition, and operating results, including its ability to grow and expand its business and operations, could be materially and adversely affected.

NTIC’s operating results are especially dependent upon the economic health of the economies in the United States, Europe, India and China. Since a significant portion of NTIC’s ZERUST® rust and corrosion inhibiting products and services are sold to customers in the automotive industry, adverse economic conditions affecting the automotive industry or other events that may adversely affect the automotive industry, such as the recent UAW strike, may result in an adverse effect on NTIC’s net sales and its other operating results. Accordingly, any weakness in the global economy, particularly the United States, Europe, India and China, and in the automotive industry, including decreased production resulting from the ongoing microchip shortage, have negatively impacted and may continue to negatively impact NTIC’s business, operating results, and financial condition.

COVID-19 has adversely impacted and may continue to adversely impact NTIC’s business, operating results and financial condition.

As a result of COVID-19 and related government mandated restrictions on NTIC’s business, as well as the businesses of its joint ventures, customers and suppliers, disruption to NTIC’s business and the manufacture and sale of its products and services continued to occur during fiscal 2023, including in particular in China. While demand in China improved in fiscal 2023 as a result of government restrictions being lifted, NTIC has continued to experience softened demand. This decreased demand may have a material adverse effect on NTIC’s business, operating results and financial condition in fiscal 2024. Due to the international reach of COVID-19, NTIC anticipates that its international subsidiaries and joint ventures will continue to be adversely impacted by the causes listed above, as well as other local issues that may arise, which will likely continue to have a material adverse effect on NTIC’s international subsidiaries and joint venture operations and equity in income from joint ventures. A resurgence of COVID-19 and any related government mandated restrictions could have a significant adverse effect on economies and financial markets globally, which could have a significant adverse effect on NTIC’s business, operating results and financial condition. Any of these events could materially adversely affect NTIC’s business, operating results and financial condition and could adversely affect NTIC’s stock price.

NTIC’s business in the past has been and in the future may be negatively impacted by inflation.

Increases in inflation may have a negative impact on NTIC’s business. While the persistent inflation experienced in fiscal 2022 began stabilizing in fiscal 2023, initial increases in inflation impacted the cost of raw materials, the overall demand for NTIC’s products, labor, and the margins NTIC and its joint ventures are able to realize on the sale of products, all of which have had and could continue to have a negative impact on NTIC’s business, financial position, results of operations and cash flows. Sustained levels of high inflation caused the U.S. Federal Reserve and other central banks to increase interest rates, which could increase the cost of capital available to NTIC and depress economic growth, could also negatively impact our business.

Supply chain disruptions in the past have interrupted and in the future could interrupt product manufacturing, increase product costs and result in lost sales, which may have a material adverse effect on NTIC’s business, operating results and financial condition.

Supply chain disruptions, which were initially brought about by the impact of COVID-19, persisted during fiscal 2023. These disruptions resulted in longer lead times for raw materials and increased product costs and shipping expenses. While NTIC took steps to minimize the impact of these increased costs by working closely with its suppliers and customers and, in some cases, identifying new suppliers of certain raw materials, and while these issues improved in late fiscal 2023 and are expected to continue improving in fiscal 2024, there can be no assurances that unforeseen events impacting the supply chain will not have a material adverse effect on NTIC in the future. Additionally, the impacts supply chain disruptions have on NTIC’s third-party manufacturers are not within NTIC’s control. Prolonged supply chain disruptions impacting NTIC and its third-party manufacturers could interrupt product manufacturing, increase product costs and result in lost sales, which may have a material adverse effect on NTIC’s business, operating results and financial condition.

Disruptions to the distribution channels for NTIC’s products in the past have negatively impacted and in the future may negatively impact NTIC’s business, operating results, and financial condition.

During fiscal 2022 and fiscal 2023, NTIC experienced supply chain disruptions, initially as a result of the COVID-19 pandemic, shipping container shortages, and changes in global demand. While these conditions had improved by the end of fiscal 2023 and are expected to continue to stabilize in fiscal 2024, it is possible that NTIC may encounter similar conditions again in the future. Similar delays and elevated costs in the future could have a material adverse effect on NTIC’s consolidated results of operations. Furthermore, transportation delays, increased shipping containers rates, closures or disruptions of businesses and facilities or social, economic, political or labor instability in the affected areas may impact the operations of NTIC’s suppliers, which could in turn adversely affect NTIC, and its revenues and operating costs. Any of these disruptions may negatively impact NTIC’s business, operating results, and financial condition.

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

Shortages of raw materials, quality control problems, production capacity constraints, or delays by suppliers could negatively affect NTIC’s ability to meet its production obligations and result in increased prices for affected parts, and NTIC may be forced to find new suppliers for certain raw materials. The rapid growth in demand for bioplastics products globally has increased the demand and the price for plastic resins, and limited suppliers of such plastic resins may experience shortages caused by demand outpacing their production capabilities, which could result in NTIC’s inability to produce its Natur-Tec® products promptly or in the volumes demanded. Any such shortages, constraints, or delays may result in delays in shipments of products or components, which could adversely affect NTIC’s net sales and other operating results and its reputation. From time to time, materials and components used in NTIC’s products are subject to allocation because of shortages of these materials and components.

Increases in prices for raw materials and components used in NTIC’s products in the past have adversely affected and in the future could adversely affect NTIC’s operating results.

NTIC uses certain raw materials and components in its products, including in particular plastic resins, which are subject to price increases. In light of increased global demand for bioplastics, production slowdowns due to manufacturing issues, labor shortages and power restrictions in China, freight container shortages, the war in Ukraine, and the lingering effects of COVID-19, the prices of certain plastic resins increased in fiscal 2022 and, through the majority of fiscal 2023, remained above historical levels. Although resin prices began dropping in late fiscal 2023, future elevated prices could adversely affect gross margins on NTIC’s Natur-Tec® products. Similarly, if shortages of resins arise again in the future, the cost and/or production of NTIC’s products could be adversely affected. Additionally, the war between Russia and Ukraine and the resulting sanctions by U.S. and European governments have resulted in and may continue to result in commodity price fluctuations, which have decreased our margins and the margins of our joint ventures and resulted in decreased joint venture profitability, which will likely continue during fiscal 2024. The war between Israel and

Hamas may have similar impacts during fiscal 2024. Finally, changes to international trade agreements could result in additional tariffs, duties, or other charges on raw materials or components we import into the U.S.

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

Changes to trade regulation, quotas, duties, or tariffs, caused by the changing U.S. and geopolitical environments or otherwise, have negatively impacted in the past and in the future may negatively impact NTIC’s business, operating results, and financial condition.

There is significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, taxes, government regulations, and tariffs. Within recent years, for example, trade policy changes included the imposition of additional tariffs on imported products in an effort to address trade imbalances, specifically with China, the withdrawal of the U.S. from the Trans-Pacific Partnership, the renegotiation of the North American Free Trade Agreement, and sanctions on Russia. In response to some of these actions, certain countries imposed retaliatory actions against the U.S. NTIC and its subsidiaries and joint ventures engage in sales outside of the United States and is, therefore, negatively impacted by such actions. Any changes or potential changes in trade policies in the United States and the potential corresponding actions by other countries in which NTIC does business could adversely and materially affect NTIC’s business, results of operations, and financial condition.

Global credit and financial markets in the past have experienced disruptions, including diminished liquidity and credit availability and rapid fluctuations in market valuations, which, if they happen again, could negatively impact NTIC’s business, operating results, and financial condition.

Any tightening of the credit and financial markets could negatively impact the ability of companies to borrow money from their existing lenders, obtain credit from other sources, or raise financing to fund their operations. This could negatively impact the ability of NTIC’s customers and the customers of NTIC’s joint ventures to purchase NTIC’s products, suppliers’ ability to provide NTIC and its joint ventures with materials and components, and the ability of NTIC and its joint ventures, distributors, and sales representatives to finance operations, if needed, on commercially reasonable terms, or at all. Any or all of these events could negatively impact NTIC’s business, operating results, and financial condition. Although NTIC maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers, distributors, and joint ventures to make required payments, and such losses historically have been within NTIC’s expectations and the provisions established, NTIC cannot guarantee that it will continue to experience the same loss rates that it has in the past, especially if there are weaknesses in the worldwide economy. A significant change in the liquidity or financial condition of NTIC’s customers, distributors, or joint ventures could cause unfavorable trends in NTIC’s receivable collections and additional allowances may be required, which could adversely affect NTIC’s operating results. In addition, weaknesses in the worldwide economy, including the imposition of higher tariffs, the withdrawal from the Trans-Pacific Partnership and sanctions on Russia, may adversely impact the ability of suppliers to provide NTIC with materials and components, which could adversely affect NTIC’s business and operating results. NTIC is unable to predict the prospects for a global economic recovery, but the longer the duration of such adverse and uncertain economic conditions, the greater the risks NTIC faces in operating its business.

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

Although we have not experienced any material labor shortage to date, we have observed an overall tightening and increasingly competitive labor market in the past two years. A sustained labor shortage or increased turnover rates within our employee base could lead to increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain employees and could negatively affect our ability to efficiently operate our manufacturing and distribution facilities and overall business. If we are unable to hire and retain employees capable of performing at a high-level, or if mitigation measures we may take to respond to a decrease in labor availability, such as overtime and third-party outsourcing, have unintended negative effects, our business could be adversely affected. An overall labor shortage, lack of skilled labor, increased turnover or labor inflation could have a material adverse impact on NTIC’s operations, results of operations, liquidity or cash flows.

NTIC faces challenges caused by its aging workforce, and NTIC may not be able to recruit, train and retain adequate replacements for its qualified and skilled employees.

Many of our employees are approaching retirement age. As these experienced employees retire, we may have difficulty recruiting new employees with comparable qualifications and experience, and we may be unable to transfer our employees’ institutional knowledge successfully to new qualified employees. Any such failures would be exacerbated at times of peak demand. Our failure to recruit and train new employees and to ensure they obtain adequate qualifications and experience could result in reduced revenues, loss of customer goodwill and a material negative impact on our results of operations.

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

The evolution of the automotive industry towards electric vehicles could adversely affect NTIC’s business.

The global automotive industry is experiencing a period of significant technological change, including the development and use of electric vehicles, which do not contain as many components that require NTIC’s ZERUST® products and solutions. During fiscal 2023, the automobile sector represented approximately 40-45% of ZERUST® industrial net sales in North America and 55-60% of net sales of NTIC’s joint ventures. NTIC continues to seek additional applications of its ZERUST® products and solutions related to electric vehicles and batteries. However, increased demand for electric vehicles, which do not contain as many components requiring these products and solutions, will still adversely affect NTIC’s net sales and other operating results and business.

Risks Related to NTIC’s Joint Ventures

NTIC’s liquidity and financial position rely on the receipt of fees for services provided to its joint ventures and dividend distributions from its joint ventures. No assurance can be provided that NTIC will continue to receive such fees and dividend distributions in amounts NTIC historically has received or anticipates receiving.

NTIC conducts business, either directly or indirectly, through several joint venture arrangements that operate in North America, Europe, and Asia. Each of these joint ventures manufactures, markets, and sells finished products in the geographic territory that it is assigned. NTIC’s receipt of funds as a result of sales by its joint ventures is dependent upon NTIC’s receipt of fees for services that NTIC provides to its joint ventures based primarily on the net sales of the individual joint ventures and NTIC’s receipt of dividend distributions from its joint ventures based on the profitability of its joint ventures. NTIC’s liquidity and financial position in part rely on NTIC’s receipt of fees for services that NTIC provides to its joint ventures and dividend distributions from its joint ventures. During fiscal 2023, NTIC recognized $5,189,185 in fees and $5,639,198 in dividend distributions from its joint ventures. Because NTIC owns 50% or less of each of its joint venture entities, NTIC does not control the decisions of these entities regarding whether to pay dividends and, if paid, how much they should be in any given year. Thus, NTIC cannot guarantee that any of its joint ventures will pay dividends in any given year. The failure of NTIC’s joint ventures to declare dividends or the failure of NTIC to receive fees for services provided to joint ventures in amounts typically expected by NTIC could adversely affect NTIC’s liquidity and financial position.

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

Several factors, including implications of withdrawal by the U.S. from, or revision to, international trade agreements, foreign policy changes between the U.S. and other countries, weakened international economic conditions, or the impact of sovereign debt defaults by certain European countries, could adversely affect our international net sales. Additionally, the expansion of our existing international operations and entry into additional international markets require significant management attention and financial resources. In many of the countries in which NTIC sells its products directly or indirectly through NTIC China, Zerust Brazil, Natur-Tec India, Natur-Tec Lanka, Zerust Mexico, Zerust Singapore, Zerust Taiwan, Zerust Vietnam, and NTI Asean, its joint ventures, distributors, representatives, and agents are, to some degree, subject to political, economic, and/or social instability. NTIC’s international operations expose NTIC and its joint venture partners, distributors, representatives, and agents to risks inherent in operating in foreign jurisdictions. These risks include:

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

Out of NTIC’s joint ventures, NTIC’s joint venture in Germany is the most significant in terms of assets and income to NTIC. If sales of NTIC’s products and services by this joint venture were to significantly decline or if NTIC’s relationships with this joint venture were to significantly deteriorate, NTIC’s operating results likely would be adversely affected.

NTIC considers its joint venture in Germany (EXCOR) to be individually significant to NTIC’s consolidated assets and income and, therefore, provides certain additional information regarding EXCOR in the notes to NTIC’s consolidated financial statements and in certain sections of this report. Of the total equity in income from joint ventures of $6,452,719 during fiscal 2023, NTIC had equity in income from joint ventures of $2,852,229 attributable to EXCOR. Of the total fee income for services provided to joint ventures of $5,189,185 during fiscal 2023, fees of $816,089 were attributable to EXCOR. Accordingly, if sales of NTIC’s products and services by this joint venture were to significantly decline or if NTIC’s relationships with this joint venture were to significantly deteriorate such that the joint venture terminated or was not motivated to sell NTIC’s products and services, NTIC’s operating results likely would be adversely affected. While this is also true with respect to the other joint venture entities of which additional information is provided in NTIC’s consolidated financial statements and in certain other sections of this report, the significance is not as great as with EXCOR. While EXCOR’s financial performance has not significantly deteriorated, it's profitability has decreased over the past few years as compared to prior years which has adversely affected NTIC’s financial results.

NTIC’s acquisition of the remaining 50% ownership interest of HNTI and any future similar acquisitions involve risk.

Effective as of September 1, 2021, NTIC acquired the remaining 50% ownership interest in its Indian joint venture, HNTI. It is possible that as part of its succession planning efforts with respect to its joint venture partners, NTIC may complete similar acquisitions in the future. Similar future acquisitions will depend, in part, on the availability of similar opportunities or other suitable acquisition candidates at acceptable prices, terms, and conditions and the availability of capital and personnel resources to complete such acquisitions and run and integrate the acquired business effectively. These acquisitions involve risk and may harm NTIC’s business, reputation, financial condition, and operating results. For instance, the benefits of the HNTI acquisition or any future acquisition may take more time than expected to develop or integrate into NTIC’s operations, and NTIC cannot guarantee that either the HNTI or any future acquisitions will, in fact, produce any long-term benefits. Acquisitions, such as the HNTI acquisition, involve a number of risks, the occurrence of which could adversely affect NTIC’s business, reputation, financial condition, and operating results, including:

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

In addition, effective internal controls are necessary for NTIC to provide reliable and accurate financial reports and to effectively prevent fraud. The integration of acquired businesses may result in NTIC’s systems and controls becoming increasingly complex and more difficult to manage. NTIC devotes significant resources and time to comply with the internal control over financial reporting requirements of the Sarbanes-Oxley Act of 2002. However, it cannot be certain that these measures will ensure that NTIC designs, implements, and maintains adequate control over its financial processes and reporting in the future, particularly in the context of acquisitions of other businesses. Any difficulties in the assimilation of acquired businesses into NTIC’s internal control framework could harm its operating results or cause NTIC to fail to meet its financial reporting obligations. Also, acquisitions require the consent of the lender under NTIC’s loan agreement. NTIC cannot predict whether such approval would be forthcoming or the terms on which the lender would approve such acquisitions. These risks, among others, could be heightened if NTIC completes a large acquisition or multiple transactions within a relatively short period of time.

The ongoing war between Russia and Ukraine may adversely affect NTIC’s business and results of operations.

Given the nature of NTIC’s business and its global operations, political, economic, and other conditions in foreign countries and regions, including geopolitical risks, such as the ongoing war between Russia and Ukraine, may adversely affect NTIC’s business and results of operations. In 2022, NTIC took actions to limit its operations in Russia and Ukraine, which were adversely affected by the war between Russia and Ukraine, though these losses did not have a material impact on NTIC’s operating results. NTIC terminated its joint venture in Russia in May 2022, which also did not have an adverse effect on its results of operations or financial condition given the immateriality of the joint venture. The broader consequences of this conflict, which may include additional international sanctions, embargoes, regional instability, and geopolitical shifts; increased tensions between the United States and countries in which NTIC operates; and the extent of the conflict’s effect on NTIC’s business and results of operations, as well as the global economy, cannot be predicted.

To the extent the ongoing war between Russia and Ukraine adversely affects NTIC’s business, it may also have the effect of heightening many other risks disclosed herein, any of which could materially and adversely affect NTIC’s business and results of operations. Such risks include, but are not limited to, adverse effects on macroeconomic conditions, including inflation, demand for NTIC’s products and potential recessionary economic conditions; increased cyber security threats; adverse changes in trade policies, taxes, government regulations, and tariffs; NTIC’s ability to implement and execute its business strategy, particularly with regard to its joint ventures; disruptions in global supply chains; its exposure to foreign currency fluctuations; and constraints, volatility, or disruption in the capital markets.

The ongoing war between Israel and Hamas may adversely affect NTIC’s business and results of operations. On October 7, 2023, Hamas, a U.S. designated terrorist organization, launched a series of coordinated attacks from the Gaza Strip onto Israel. On October 8, 2023, Israel formally declared war on Hamas, and the armed conflict is ongoing as of the date of this filing. Hostilities between Israel and Hamas could escalate and involve surrounding countries in the Middle East. Although the length, impact and outcome of the military conflict between Israel and Hamas are highly unpredictable, this conflict could lead to significant market and other disruptions, including disruptions to the oil and gas industry, significant volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability and other material and adverse effects on macroeconomic conditions. It is not possible at this time to predict or determine the ultimate consequences of this conflict.

To the extent the ongoing war between Israel and Hamas adversely affects NTIC’s business, it may also have the effect of heightening many other risks disclosed herein, any of which could materially and adversely affect NTIC’s business and results of operations. Such risks include, but are not limited to, adverse effects on the oil and gas industry, adverse effects on macroeconomic conditions, including inflation, demand for NTIC’s products and potential recessionary economic conditions; increased cyber security threats; adverse changes in trade policies, taxes, government regulations, and tariffs; NTIC’s ability to implement and execute its business strategy, particularly with regard to its joint ventures; disruptions in global supply chains; its exposure to foreign currency fluctuations; and constraints, volatility, or disruption in the capital markets.

The operations of NTIC China may be adversely affected by China’s evolving economic, political, and social conditions, as well as increasing tensions between the United States and China.

The results of operations and future prospects of NTIC China may be adversely affected by, among other things, changes in China’s political, economic, and social conditions, escalating tensions between China and Taiwan, changes in the relationship between China and its western trade partners, changes in policies of the Chinese government, changes in laws and regulations or in the interpretation of existing laws and regulations, changes in foreign exchange regulations, measures that may be introduced to control inflation, such as interest rate increases, changes in the rates or methods of taxation, and increasing tensions between the United States and China. In addition, changes in demand could result from increased competition with local Chinese manufacturers who have cost advantages or who may be preferred suppliers for Chinese end users. Also, Chinese commercial laws, regulations, and interpretations applicable to non-Chinese owned market participants, such as NTIC China, are continually changing, and such changes may require NTIC China to change how it conducts its business. These laws, regulations, and interpretations could impose restrictions on NTIC’s and NTIC China’s ownership or operations or NTIC’s interests in China and could adversely affect NTIC’s business, results of operations, and financial condition.

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

NTIC conducts business, or is contemplating expansion, in developing markets with economies that tend to be more volatile than those in the United States and Western Europe. The risk of doing business in developing markets such as China, Brazil, India, Russia, the United Arab Emirates, Mexico, and other economically volatile areas could adversely affect NTIC’s operations and earnings. Such risks include the financial instability among customers in these regions, political instability, fraud or corruption, and other non-economic factors, such as the impact of COVID-19 and irregular trade flows that need to be managed successfully with the help of the local governments. In addition, commercial laws in some developing countries can be vague, inconsistently administered, and retroactively applied. If NTIC is deemed not to be in compliance with applicable laws in developing countries where NTIC conducts business, its prospects and business in those countries could be harmed, which could then have a material adverse impact on NTIC’s operating results and financial position. NTIC’s failure to successfully manage economic, political, and other risks relating to doing business in developing countries and economically and politically volatile areas could adversely affect its business.

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

NTIC’s ZERUST® rust and corrosion inhibiting products and services generate a significant portion of NTIC’s net sales and the net sales of NTIC’s joint ventures. During fiscal 2023, 77.3% of NTIC’s consolidated net sales were derived from sales of ZERUST® rust and corrosion inhibiting products and services. While the net sales of NTIC’s joint ventures are not included in NTIC’s net sales on NTIC’s consolidated financial statements, NTIC’s receipt of fees for services that NTIC provides to its joint ventures and NTIC’s receipt of dividend distributions from its joint ventures are based primarily on the revenues and profitability of the joint ventures. Accordingly, if sales of these products and services were to decline due to increased competition, the introduction of a new disruptive technology, or otherwise, NTIC’s operating results would be adversely affected.

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

Although there is a developed market for petroleum-based plastics, the market for “bioplastics” which are plastics produced with bio-based resins, which are derived from renewable resources such as corn or cellulosic/plant material or blends thereof, or plastics that are engineered to be fully biodegradable or both, is still developing.  The commercial success of NTIC’s Natur-Tec® resin compounds and finished products depends on the widespread market acceptance of products manufactured with bio-based and biodegradable resins, which may result, in part, from government action at the federal, state or local level. For example, in June 2022, the State of California passed a law intended to reduce single-use plastics. Internationally, the government of India announced a phased ban on the manufacture and sale of single-use plastics beginning in July 2022. Similarly, in January 2021, China implemented a ban on single-use plastic utensils, bags and certain other single-use plastic items. Despite these efforts and other measures taken at the federal, state and local levels, including policies related to the collection of organics, it is currently difficult to assess or predict with any assurance the potential size, timing, and viability of market opportunities for NTIC’s Natur-Tec® resin compounds and finished products. Additionally, while legislation has helped increase demand for bioplastics, a lack of enforcement and higher costs associated with bioplastics have adversely impacted the demand anticipated to stem from such legislation.

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

Seasonality of Installations: In the past, NTIC has experienced some seasonality with respect to the sale of its ZERUST® rust and corrosion inhibiting products into the oil and gas industry, with sales during parts of the second and third fiscal quarters being adversely affected by winter in the United States. However, in fiscal 2023, this seasonality began to decrease somewhat as opportunities increased globally.

Fluctuations of Crude Oil Prices: The sale of NTIC’s ZERUST® rust and corrosion inhibiting products into the oil and gas industry, particularly in the United States, has historically been hampered by low/unstable global crude oil prices. Although the price of crude oil neared an all-time high in fiscal 2022, prices receded in 2023, and low global crude oil prices have been and may in the future be caused by OPEC decisions and other macroeconomic factors affecting supply and demand. NTIC believes low global crude oil prices constrain capital improvement budgets of its existing and prospective customers and may result in personnel turnover at its oil and gas customers or prospects. The ongoing war between Russia and Ukraine has escalated tensions between Russia and other countries, some of which have imposed sanctions and taken other economic actions that contributed to high global crude oil prices in 2022 before receding in 2023 partially as a result of decreased inflationary pressures. Additional international sanctions on Russia may be imposed, which could again increase these costs. NTIC believes the ongoing war between Russia and Ukraine may create uncertainty among its existing and prospective customers, which may cause them to halt oil and gas projects or elect to decrease capital improvement budgets, either of which could harm NTIC’s ability to sell its products into the oil and gas industry. NTIC believes that similar impacts may result from the war between Israel and Hamas, particularly if the war escalates and surrounding countries become involved.

Global Events: The sale of Zerust Oil & Gas solutions to Oil & Gas sector clients is impacted by events like the COVID-19 pandemic and geopolitical tensions in key oil producing regions like the Middle East. These affect the ability of the teams to have face-to-face meetings, travel for site surveys and implementations, etc., with the added effect of potential supply chain delays/impacts that could delay or postpone sales.

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

The expansion of NTIC’s corrosion prevention solutions into the oil and gas industry and the continued expansion of NTIC’s Natur-Tec® resin compounds and finished products will continue to require resources during fiscal 2024 and beyond.  To the extent that NTIC’s existing capital, including amounts available under its revolving line of credit, is insufficient to meet these requirements, NTIC may raise additional capital through financings or additional borrowings. Any equity or debt financing, if available at all, may be on terms that are not favorable to NTIC, and any equity financings could result in dilution to NTIC’s stockholders.

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

NTIC’s business, properties, and products are subject to a wide variety of international, federal, state, and local laws, rules, taxes, and regulations relating to the protection of the environment, natural resources, and worker health and safety and the use, management, storage, and disposal of hazardous substances, wastes, and other regulated materials. These laws, rules, and regulations may affect the way NTIC conducts its operations, and the failure to comply with these regulations could lead to fines and other penalties. These laws, rules, and regulations may be subject to change by the Biden administration, which denied a key permit in the construction of the Keystone XL Pipeline, leading to the abandonment of the project, and may in the future take action to further restrict such activities. Additionally, new environmental laws, rules, and regulations with provisions similar to those of the Inflation Reduction Act of 2022, which includes measures to reduce emissions, may be enacted, which may adversely affect NTIC’s business. Further, because NTIC owns and operates real property, various environmental laws also may impose liability on NTIC for the costs of cleaning up and responding to hazardous substances that may have been released on NTIC’s property, including releases unknown to NTIC. These environmental laws and regulations also could require NTIC to pay for environmental remediation and response costs at third-party locations where NTIC disposed of or recycled hazardous substances. NTIC’s future costs of complying with the various environmental requirements, as they now exist or may be altered in the future, could adversely affect NTIC’s financial condition and operating results. NTIC is also subject to other international, federal, and state laws, rules, and regulations, the future non-compliance with which may harm NTIC’s business or may adversely affect the demand for some of its products. Changes in laws and regulations, including changes in accounting standards and taxation changes, including tax rate changes, new tax laws, including the changes to U.S. federal tax laws included in the Inflation Reduction Act of 2022, such as a 1% excise tax on stock repurchases, and revised tax law interpretations, also may adversely affect NTIC’s operating results.

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

During the preparation of NTIC’s consolidated financial statements included in this annual report on Form 10-K, NTIC’s management identified a material weakness in NTIC’s internal control over financial reporting relating to the probability assessment associated with the recognition of income related to employee retention credits that may be available to NTIC under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and subsequent legislation providing numerous tax provisions and other stimulus measures, including employee retention credits, which are refundable tax credits against certain employment taxes.  While NTIC is taking steps to remediate the material weakness, NTIC cannot provide any assurance that such remedial measures, or any other remedial measures NTIC takes, will be effective. If NTIC fails to maintain effective internal control over financial reporting, NTIC may not be able to accurately report its financial results, which may, among other adverse consequences, cause investors to lose confidence in NTIC’s reported financial information and lead to a decline in its stock price. In addition, a material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are designed and operating effectively.

Any change in accounting principles generally accepted in the United States of America requiring NTIC to consolidate its joint ventures could adversely affect NTIC’s operating results.

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

The number of shares of NTIC’s common stock being traded daily is often very low, and on some trading days, there is no trading volume at all. During fiscal 2023, the daily trading volume ranged from 400 shares to 340,700 shares. Any NTIC stockholder wishing to sell his, her, or its stock may cause a significant fluctuation in the trading price of NTIC’s common stock. In addition, low trading volume of a stock increases the possibility that, despite rules against such activity, the price of the stock may be manipulated by persons acting in their own self-interest. NTIC may not have adequate market makers and market making activity to prevent manipulation in its common stock.

The price and trading volume of NTIC’s common stock has been, and may continue to be, volatile.

The market price and trading volume of NTIC’s common stock price historically has fluctuated over a wide range. During fiscal 2023, the sale price of NTIC’s common stock ranged from a low of $10.10 per share to a high of $15.00 per share, and the daily trading volume ranged from 400 shares to 340,700 shares. It is likely that the price and trading volume of NTIC’s common stock will continue to fluctuate in the future. The securities of small capitalization companies, including NTIC, from time-to-time experience significant price and volume fluctuations, often unrelated to the operating performance of these companies. Securities class action litigation is sometimes brought against a company following periods of volatility in the market price of its securities or for other reasons. NTIC may become the target of similar litigation, especially if NTIC fails to meet its annual projected financial guidance or lowers its annual projected financial guidance. Securities litigation, whether with or without merit, could result in substantial costs and divert management’s attention and resources, which could harm NTIC’s business, operating results, and financial condition as well as the market price of its common stock.

A large percentage of NTIC’s outstanding common stock is held by insiders, and, as a result, the trading market for NTIC’s common stock is not as liquid as the stock of other public companies.

As of November 10, 2023, NTIC had 9,427,599 shares of common stock outstanding, 22.4% of which were beneficially owned by directors, executive officers, principal stockholders, and their respective affiliates. The stock of companies with a substantial amount of stock held by insiders is usually not as liquid as the stock of other public companies where insider ownership is not as concentrated. Thus, the trading market for shares of NTIC’s common stock may not be as liquid as the stock of other public companies.

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

As of November 10, 2023, Inter Alia Holding Company, or Inter Alia, beneficially owned approximately 12.8% of NTIC’s outstanding common stock. Inter Alia is an entity partially owned by G. Patrick Lynch, NTIC’s President and Chief Executive Officer and director, as well as two other members of the Lynch family. Mr. Lynch shares voting and dispositive power of shares of NTIC’s common stock held by Inter Alia with the other owners. As a result of his share ownership through Inter Alia and his position as President and Chief Executive Officer and director of NTIC, Mr. Lynch may be able to influence the affairs and actions of NTIC, including matters requiring stockholder approval, such as the election of directors and approval of significant corporate transactions. The interests of Mr. Lynch and Inter Alia may differ from the interests of NTIC’s other stockholders. This concentration of ownership may have the effect of delaying, preventing, or deterring a change in control of NTIC, could deprive NTIC’s stockholders of an opportunity to receive a premium for their common stock as part of a sale or merger of NTIC, and may negatively affect the market price of NTIC’s common stock. Transactions that could be affected by this concentration of ownership include proxy contests, tender offers, mergers, or other purchases of common stock that could give stockholders the opportunity to realize a premium over the then-prevailing market price for shares of NTIC’s common stock.

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

The increasing global focus on climate change and the need for corporate change also may lead to new regional, federal, and/or global legal and regulatory requirements to reduce or mitigate the effects of greenhouse gases. The inconsistency of regulations in the countries in which we operate may affect the costs of compliance with such legal or regulatory requirements. Additionally, in the event that such regulation is enacted and is more aggressive than the sustainability measures that we are currently undertaking to monitor our emissions and improve our energy efficiently, we may be subject to curtailment or reduced access to resources or experience significant increases in our costs of operation and delivery. As a result, climate change could negatively affect our business and operations.

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

Severe weather could have a material adverse effect on NTIC’s business.

NTIC’s business has been and in the future could be materially and adversely affected by severe weather. NTIC’s customers, including in particular NTIC’s oil and gas customers, may have operations located in parts of the southern United States or other places and may be adversely affected by hurricanes and tropical storms, resulting in reduced demand for NTIC’s products and services or increased operating costs. Furthermore, NTIC’s customers and raw material suppliers’ operations have been and could in the future be adversely affected by such hurricanes and other extreme or seasonal weather conditions. Adverse weather can also directly impede NTIC’s operations. Repercussions of severe weather conditions may include:

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

NTIC’s current enterprise resource planning (“ERP”) system is outdated and in need of a, upgrade or conversion to a new ERP system.

NTIC intends to implement a new ERP system during the next year. Implementing new or upgraded systems carries substantial risk, including failure to operate as designed, failure to properly integrate with other systems, potential loss of data or information, cost overruns, implementation delays, and disruption of operations. Third-party vendors are also relied upon to design, program, maintain, and service the ERP system. Any failures of these vendors to properly deliver their services could have a material adverse effect on NTIC’s business. NTIC plans to run parallel systems (existing system with new system) for multiple quarters, however,   any disruptions or malfunctions affecting NTIC’s ERP system implementation plan could cause critical information upon which NTIC relies to be delayed, defective, corrupted, inadequate, or inaccessible. NTIC may experience difficulties in its business operations, or difficulties in operating its business under these systems, either of which could disrupt its operations, including its ability to timely invoice customers, ship and track product orders, project inventory requirements, manage its supply chain, effectively manage customer accounts receivable and pay suppliers within terms and otherwise adequately service its customers, and could lead to increased costs and other difficulties. In the event NTIC experiences significant disruptions as a result of the implementation or upgrade of new systems or otherwise, it may not be able to fix its systems in an efficient and timely manner. NTIC may not realize the benefits it anticipates should all or part of the ERP system implementation process prove to be ineffective. Accordingly, such events may disrupt or reduce the efficiency of NTIC’s entire operations and have a material adverse effect on its operating results and cash flows.

NTIC’s business could be negatively impacted by cyber security threats.

In the ordinary course of NTIC’s business, NTIC uses its management information systems to store and access proprietary business information. NTIC faces various cyber security threats, including cyber security attacks to its information technology infrastructure and attempts by others to gain access to its proprietary or sensitive information. The procedures and controls NTIC uses to monitor these threats and mitigate its exposure may not be sufficient to prevent cyber security incidents. The result of these incidents could include disrupted operations, lost opportunities, misstated financial data, liability for stolen assets or information, increased costs arising from the implementation of additional security protective measures, litigation, and reputational damage. Any remedial costs or other liabilities related to cyber security incidents may not be fully insured or indemnified by other means. Additionally, on July 26, 2023, the SEC issued final rules related to cyber security risk management and related disclosures. NTIC and its Audit Committee continue to monitor and analyze the impact these rules may have on NTIC’s regulatory burden and cost of compliance related to cyber security threats.

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

Item 1B.         UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.            PROPERTIES

NTIC’s principal executive offices, production facilities, and domestic research and development operations are located at 4201 Woodland Road, Circle Pines, Minnesota 55014. NTIC also purchased the property immediately adjacent to this property, located at 4203 Woodland Road, which includes a 26,000 square foot industrial building, for $1,200,000 in February 2023. NTIC continues to renovate this building, which will be used primarily for warehousing space and light industrial production. NTIC owns this real estate and these buildings. NTIC also owns real estate and a building in Beachwood, Ohio, which it uses for office, manufacturing, laboratory, and warehouse space. Additionally, NTIC has contract warehousing agreements in California and Indiana to hold and release stock products to customers.

Internationally, NTIC’s subsidiaries in Brazil, India, Mexico, and China all lease office, warehouse, and laboratory space. In July 2021, NTIC China entered into a purchase agreement to acquire an approximately 21,000 square feet industrial building and the right to use certain real estate in the Qingpu District of Shanghai, China, which has been used as China’s new corporate headquarters since February 2022. NTIC also leases office, warehouse, and laboratory space in Chennai, India.

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

Dividends

During fiscal 2023, NTIC’s Board of Directors declared cash dividends on the following dates in the following amounts to holders of record of the Company’s common stock as of the following record dates:

Declaration Date	Amount	Record Date	Payable Date
October 20, 2022	$0.07	November 3, 2022	November 16, 2022
January 20, 2023	$0.07	February 1, 2023	February 15, 2023
April 21, 2023	$0.07	May 3, 2023	May 17, 2023
July 17, 2023	$0.07	August 2, 2023	August 16, 2023

On October 18, 2023, NTIC’s Board of Directors declared a cash dividend of $0.07 per share of NTIC’s common stock, payable on November 15, 2023 to stockholders of record on November 1, 2023. The declaration of future dividends is not guaranteed and will be determined by NTIC’s Board of Directors in light of conditions then existing, including NTIC’s earnings, financial condition, cash requirements, restrictions in financing agreements, business conditions, and other factors, including without limitation the effect of COVID-19 on its business, operating results, and financial condition.

Number of Record Holders

As of August 31, 2023, there were 154 record holders of NTIC’s common stock. This does not include shares held in “street name” or beneficially owned.

Recent Sales of Unregistered Equity Securities

NTIC did not sell any shares of its common stock or any other equity securities of NTIC that were not registered under the Securities Act of 1933, as amended, during the fourth quarter of fiscal 2023.

Issuer Purchases of Equity Securities

NTIC did not purchase any shares of its common stock or other equity securities of NTIC during the fourth quarter of fiscal 2023. As of August 31, 2023, up to $2,640,548 in shares of NTIC common stock remained available for repurchase under NTIC’s stock repurchase program.

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

●	Financial Overview. This section provides a brief summary of NTIC’s financial results and financial condition for fiscal 2023 compared to 2022.
●	Sales and Expense Components. This section provides a brief description of the significant line items in NTIC’s consolidated statements of operations.
●	Results of Operations. This section provides an analysis of the significant line items in NTIC’s consolidated statements of operations.
●	Liquidity and Capital Resources. This section provides an analysis of NTIC’s liquidity and cash flows and a discussion of NTIC’s financial condition and financial commitments.
●	Inflation and Seasonality. This section describes the effects of inflation and seasonality, if any, on NTIC’s business and operating results.
●	Market Risk. This section describes material market risks to which NTIC is subject.
●	Related Party Transactions. This section describes any material related party transactions to which NTIC is a party.
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

Internationally, NTIC sells its ZERUST® corrosion prevention solutions through its wholly-owned subsidiary in China, NTIC (Shanghai) Co., Ltd. (NTIC China), its wholly-owned subsidiary in India, HNTI Limited (Zerust India), its majority-owned joint venture holding company for NTIC’s joint venture investments in the Association of Southeast Asian Nations (ASEAN) region, NTI Asean LLC (NTI Asean), and certain majority-owned and wholly-owned subsidiaries, and joint venture arrangements in North America, Europe, and Asia. NTIC also sells products directly to its European joint venture partners through its wholly-owned subsidiary in Germany, NTIC Europe GmbH (NTI Europe).

One of NTIC’s strategic initiatives is to expand into and penetrate other markets for its ZERUST® corrosion prevention technologies.  Consequently, for the past several years, NTIC has focused significant sales and marketing efforts on the oil and gas industry, as the infrastructure that supports that industry is typically constructed using metals that are highly susceptible to corrosion.  In fiscal 2023, sales of ZERUST® corrosion prevention solutions to large customers in the oil and gas industry became more consistent, with these customers beginning to re-order products. Sales within the U.S. also stabilized, and key customer relationships have been expanded. The sale of ZERUST® corrosion prevention solutions to customers in the oil and gas industry typically involves long sales cycles, often including multi-year trial periods with each customer and a slow integration process thereafter.

With respect to NTIC’s Natur-Tec® business, NTIC markets its Natur-Tec® resin compounds and finished products in North America primarily through a network of regional and national distributors as well as independent agents. NTIC continues to see significant opportunities for finished bioplastic products and, therefore, continues to strengthen and expand its North American distribution network for finished Natur-Tec® bioplastic products. Internationally, NTIC sells its Natur-Tec® resin compounds and finished products both directly and through its wholly-owned subsidiary in China and majority-owned subsidiaries in India and Sri Lanka and through distributors and certain joint ventures.

NTIC’s Subsidiaries and Joint Venture Network

NTIC has ownership interests in 11 operating subsidiaries in North America, South America, Europe, and Asia, which are listed in “Part I. Item 1. Business” of this annual report on Form 10-K. The results of these subsidiaries are fully consolidated in NTIC’s consolidated financial statements.

NTIC participates in 15 active joint venture arrangements in North America, Europe, and Asia, which are listed in “Part I. Item 1. Business” of this annual report on Form 10-K. NTIC has historically funded its investments in joint ventures with cash generated from operations. NTIC’s receives funds from its joint ventures as fees for services that NTIC provides to its joint ventures and as dividend distributions. The fees for services provided to joint ventures are determined based on either a flat fee or a percentage of sales depending on local laws and tax regulations. With respect to NTIC’s joint venture in Germany (EXCOR), NTIC recognizes an agreed upon quarterly fee for services. NTIC recognizes equity income from each joint venture based on the overall profitability of the joint venture. Such profitability is subject to variability from quarter to quarter, which, in turn, subjects NTIC’s earnings to variability from quarter to quarter. The profits of each joint venture are shared by the respective joint venture owners in accordance with their respective ownership percentages. NTIC typically directly or indirectly owns 50% or less of each of its joint venture entities and, thus, does not control the decisions of these entities regarding whether to pay dividends and, if paid, what amount is paid in a given year. The payment of a dividend by an entity is determined by a joint vote of the owners and is not at the sole discretion of NTIC. NTIC accounts for the investments and financial results of its joint ventures in its consolidated financial statements utilizing the equity method of accounting. NTIC considers EXCOR to be individually significant to NTIC’s consolidated assets and income as of August 31, 2023 and 2022. Therefore, NTIC provides certain additional information regarding this entity in the notes to NTIC’s consolidated financial statements and in this section of this report.

Financial Overview

NTIC’s management, including its chief executive officer, who is NTIC’s chief operating decision maker, reports and manages NTIC’s operations in two reportable business segments based on products sold, customer base, and distribution center: ZERUST® products and services and Natur-Tec® products.

Highlights of NTIC’s financial results for fiscal 2023 include the following, with increases or decreases in each case as compared to fiscal 2022:

●

NTIC’s consolidated net sales increased 7.7% primarily as a result of an increase in sales of and demand for both ZERUST® and Natur-Tec® products. 77.3% of NTIC’s consolidated net sales were derived from sales of ZERUST® products and services, which increased 7.4%, and 22.7% of NTIC’s consolidated net sales were derived from sales of Natur-Tec®, which increased 8.8%.

●

Cost of goods sold as a percentage of net sales decreased to 65.2% compared to 68.9% during fiscal 2022 primarily as a result of lower raw material prices overall and increased sales made to customers in the oil and gas industry, which products carry higher margins than ZERUST® industrial products and Natur-Tec® products.

●

NTIC’s total joint venture operations increased 10.9% to $11,641,904 compared to $10,493,600 during fiscal 2022. The increase was reflective of the one-time gain on the liquidation of previously written-off investment in Tianjin Zerust of $1,986,027, offset by decreases in equity income and fees for services correlating to the decrease in sales at the joint ventures. Net sales at the joint ventures decreased 3.3% to $100,682,316 compared to $104,077,748 during fiscal 2022.

●

NTIC’s total operating expenses increased 17.6% to $33,425,089 compared to $28,414,117 during fiscal 2022. This increase was primarily due to increased personnel expenses, including new hires, benefits and travel, sales commissions, and expenses incurred during the current fiscal year periods in connection with Zerust Taiwan, a new indirect, majority owned subsidiary, formed to assume the operations of a former joint venture in Taiwan.

●

NTIC incurred net income attributable to NTIC of $2,912,276, or $0.30 per diluted common share, compared to $6,324,700, or $0.66 per diluted common share, for fiscal 2022. During fiscal 2022, $3,951,550, or $0.41 per diluted common share, was due to the gain from the Zerust India acquisition.

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

Interest Expense. Interest expense results primarily from interest associated with any borrowings under NTIC’s line of credit with JPM.

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

Results of Operations

Fiscal Year 2023 Compared to Fiscal Year 2022

The following table sets forth NTIC’s results of operations for fiscal 2023 and fiscal 2022.

	Fiscal 2023	% of Net Sales	Fiscal 2022	% of Net Sales	$ Change	% Change
Net sales	$79,902,952	100.0%	$74,158,890	100.0%	$5,744,062	7.7%
Cost of goods sold	52,099,121	65.2%	51,090,298	68.9%	1,008,823	2.0%
Equity in income from joint ventures	6,452,719	8.1%	4,725,918	6.4%	1,726,801	36.5%
Fees for services provided to joint ventures	5,189,185	6.5%	5,767,682	7.8%	(578,497)	(10.0%)
Selling expenses	15,290,897	19.1%	13,038,180	17.6%	2,252,717	17.3%
General and administrative expenses	13,166,270	16.5%	10,600,603	14.3%	2,565,667	24.2%
Research and development expenses	4,967,922	6.2%	4,775,334	6.4%	192,588	4.0%

Net Sales. NTIC’s consolidated net sales increased 7.7% to $79,902,952 during fiscal 2023 compared to $74,158,890 during fiscal 2022. This increase was primarily a result of increased demand across all market segments, including ZERUST® oil and gas.

The following table sets forth NTIC’s net sales by product segment for fiscal 2023 and fiscal 2022:

	Fiscal 2023	Fiscal 2022	$ Change	% Change
Total ZERUST® sales	$61,728,364	$57,459,382	$4,268,982	7.4%
Total Natur-Tec® sales	18,174,588	16,699,508	1,475,080	8.8%
Total net sales	$79,902,952	$74,158,890	$5,744,062	7.7%

During fiscal 2023, 77.3% of NTIC’s consolidated net sales were derived from sales of ZERUST® products and services, which increased 7.4% to $61,728,364 compared to $57,459,382 during fiscal 2022. This increase was primarily a result of increased demand in North America.

The following table sets forth NTIC’s net sales of ZERUST® products for fiscal 2023 and fiscal 2022:

	Fiscal 2023	Fiscal 2022	$ Change	% Change
ZERUST® industrial net sales	$51,690,273	$49,883,060	$1,807,213	3.6%
ZERUST® joint venture net sales	2,236,105	2,968,090	(731,985)	(24.7%)
ZERUST® oil & gas net sales	7,801,986	4,608,232	3,193,754	69.3%
Total ZERUST® net sales	$61,728,364	$57,459,382	$4,268,982	7.4%

NTIC’s total ZERUST® net sales increased during fiscal 2023 compared to fiscal 2022 primarily due to increased demand in North American ZERUST industrial business and sales to new and existing oil and gas customers. Overall, demand for ZERUST® products and services depends heavily on the overall health of the markets in which NTIC sells its products, including the automotive, oil and gas, agriculture, and mining markets in particular.

ZERUST® oil and gas net sales increased 69.3% during fiscal 2023 compared to fiscal 2022 primarily as a result of new opportunities with new and existing customers. NTIC anticipates that its sales of ZERUST® products and services into the oil and gas industry will continue to remain subject to significant volatility from quarter to quarter as sales are recognized, specifically due to the volatility of oil prices. Demand for oil and gas products around the world depends primarily on market acceptance and the reach of NTIC’s distribution network. Because of the typical size of individual orders and overall size of NTIC’s net sales derived from sales of oil and gas products, the timing of one or more orders can materially affect NTIC’s quarterly sales compared to prior fiscal year quarters.

During fiscal 2023, 22.7% of NTIC’s consolidated net sales were derived from sales of Natur-Tec® products, compared to 22.5% during fiscal 2022. Sales of Natur-Tec® products increased 8.8% to $18,174,588 during fiscal 2023 compared to $16,699,508 during fiscal 2022 as a result of increased global demand. The demand for Natur-Tec® products in most markets has returned to pre-pandemic levels; however, there are lingering effects of COVID-19 in the apparel industry, as well as corporate office complexes.

Cost of Goods Sold. Cost of goods sold increased 2.0% in fiscal 2023 compared to fiscal 2022 primarily as a result of the increase in net sales, as described above. Cost of goods sold as a percentage of net sales decreased to 65.2% during fiscal 2023 compared to 68.9% during fiscal 2022 primarily as a result of lower raw material prices and increased sales made to customers in the ZERUST® oil and gas industry, which products carry higher margins than our ZERUST® industrial products and a reallocation of certain personnel expenses from the cost of goods sold to general and administrative expense. NTIC has taken certain actions to address inflationary pressures and pass on related cost increases to its customers and some improvements from these actions, as well as some improvements in gross margin, were realized during fiscal 2023.

Equity in Income from Joint Ventures. NTIC’s equity in income from joint ventures increased 36.5% to $6,452,719 during fiscal 2023 compared to $4,725,918 during fiscal 2022. The increase was reflective of the one-time gain on the liquidation of previously written-off investment in Tianjin Zerust of $1,986,027, partially offset by decreases in equity income correlating to the decrease in sales at the joint ventures. NTIC’s equity in income from joint ventures fluctuates based on net sales and profitability of the joint ventures during the respective periods. Of the total equity in income from joint ventures, NTIC had equity in income from joint ventures of $2,852,229 attributable to EXCOR during fiscal 2023. NTIC had equity in income of all other joint ventures of $3,600,493 during fiscal 2023 primarily due to the $1,986,027 one-time gain noted above related to Tianjin Zerust.

Fees for Services Provided to Joint Ventures. NTIC recognized fee income for services provided to joint ventures of $5,189,185 during fiscal 2023 compared to $5,767,682 during fiscal 2022, representing a decrease of 10.0%. Fee income for services provided to joint ventures is traditionally a function of the sales made by NTIC’s joint ventures; however, at various joint ventures, the fee income for services is a fixed amount that does not fluctuate with the change in sales experienced by certain joint ventures. Net sales at the joint ventures decreased 3.3% to $100,682,316 during fiscal 2023 compared to $104,077,748 during fiscal 2022. This decrease was primarily a result of decreased demand during fiscal 2023 due in part to geopolitical uncertainty. Net sales of NTIC’s joint ventures are not included in NTIC’s product sales and are not included in NTIC’s consolidated financial statements. Of the total fee income for services provided to joint ventures, fees of $816,089 were attributable to EXCOR during fiscal 2023 compared to $834,725 attributable to EXCOR during fiscal 2022.

Selling Expenses. NTIC’s selling expenses increased 17.3% in fiscal 2023 compared to fiscal 2022 primarily due to an increase in personnel expense in fiscal 2023 compared to fiscal 2022, as well as expenses incurred in fiscal 2023 in connection with the startup of a new indirect, majority owned subsidiary formed to assume the operations of a former joint venture in Taiwan and increased selling commissions. Selling expenses as a percentage of net sales increased to 19.1% for fiscal 2023 compared to 17.6% in fiscal 2022 primarily due to increased selling expenses, as noted above.

General and Administrative Expenses. NTIC’s general and administrative expenses increased 24.2% in fiscal 2023 compared to fiscal 2022 primarily due to increased professional services and travel and personnel expenses during fiscal 2023 compared to fiscal 2022, as well as expenses incurred during fiscal 2023 in connection with the startup of a new indirect, majority owned subsidiary formed to assume the operations of a former joint venture in Taiwan, a reallocation of certain personnel expenses from cost of good sold to general and administrative expense and increased stock option expense. As a percentage of net sales, general and administrative expenses increased to 16.5% for fiscal 2023 from 14.3% for fiscal 2022 primarily due to the increase in general and administrative expenses, as noted above.

Research and Development Expenses. NTIC’s research and development expenses increased 4.0% in fiscal 2023 compared to fiscal 2022 primarily due to the timing of expenses incurred and an increase in expenses associated with development efforts.

Interest Income. NTIC’s interest income decreased to $28,490 in fiscal 2023 compared to $49,241 in fiscal 2022 primarily due to changes to the invested cash balances.

Interest Expense. NTIC’s interest expense increased to $461,805 in fiscal 2023 compared to $89,096 in fiscal 2022 primarily due to increased outstanding borrowings under the line of credit, new term loans incurred by NTIC’s subsidiary in China, and increased average interest rates during fiscal 2023.

Remeasurement Gain on Acquisition of Equity Method Investee. Authoritative guidance on accounting for business combinations requires that an acquirer re-measure its previously held equity interest in the acquisition at its acquisition date fair value and recognize the resulting gain or loss in earnings. As such, since NTIC acquired the remaining 50% ownership interest of Zerust India effective September 1, 2021, NTIC recognized a gain of $3,951,550 during fiscal 2022. This gain is included in “Remeasurement gain on acquisition of equity method investee” on NTIC’s consolidated statements of operations for fiscal 2022. There was no comparable gain during fiscal 2023.

Income Before Income Tax Expense. NTIC had income before income tax expense of $5,587,331 for fiscal 2023 compared to income before income tax expense of $9,059,770 for fiscal 2022.

Income Tax Expense. Income tax expense was $1,349,600 during fiscal 2023 compared to $1,873,836 during fiscal 2022 for an effective tax rate of 24.2% and 20.7% during both fiscal 2023 and 2022, respectively.

NTIC considers the earnings of certain foreign joint ventures to be indefinitely invested outside the United States on the basis of estimates that NTIC’s future domestic cash generation will be sufficient to meet future domestic cash needs. As a result, U.S. income and foreign withholding taxes have not been recognized on the cumulative undistributed earnings of $20,493,861 and $21,256,923 as of August 31, 2023 and August 31, 2022, respectively. To the extent undistributed earnings of NTIC’s joint ventures are distributed in the future, they are not expected to result in any material additional income tax liability after the application of foreign tax credits.

Net Income Attributable to NTIC. Net income attributable to NTIC decreased to $2,912,276, or $0.30 per diluted common share, for fiscal 2023 compared to $6,324,700, or $0.66 per diluted common share, for fiscal 2022. This decrease was a primarily due to the $3,951,550 remeasurement gain on acquisition of equity method investee recognized during fiscal 2022, which did not repeat in fiscal 2023, and to a lesser extent, the increase in operating expenses, partially offset by the increase in gross profit.

NTIC anticipates that its earnings will continue to be adversely affected to some extent by inflation and worldwide supply chain disruptions, among other factors. Additionally, NTIC anticipates that its quarterly net income will continue to remain subject to significant volatility primarily due to the financial performance of its subsidiaries and joint ventures, sales of its ZERUST® products and services into the oil and gas industry, and sales of its Natur-Tec® bioplastics products, which sales fluctuate more on a quarterly basis than the traditional ZERUST® business.

Other Comprehensive Income – Foreign Currency Translations Adjustment. The changes in the foreign currency translations adjustment were due to the fluctuation of the U.S. dollar compared to the Euro and other foreign currencies during fiscal 2023 compared to fiscal 2022.

Liquidity and Capital Resources

Sources of Cash and Working Capital

NTIC’s working capital, defined as current assets less current liabilities, was $22,950,184 as of August 31, 2023, including $5,406,173 in cash and cash equivalents, compared to $23,169,480 as of August 31, 2022, including $5,333,890 in cash and cash equivalents and $5,590 in available for sale securities.

NTIC believes that a combination of its existing cash and cash equivalents, available for sale securities, forecasted cash flows from future operations, anticipated distributions of earnings, anticipated fees to NTIC for services provided to its joint ventures, and funds available through existing or anticipated financing arrangements will be adequate to fund its existing operations, investments in new or existing joint ventures or subsidiaries, capital expenditures, debt repayments, cash dividends, and any stock repurchases for at least the next 12 months. In fiscal 2024, NTIC expects to continue to invest through its use of working capital in Zerust India, NTIC China, NTI Europe, its joint ventures, research and development, marketing efforts, resources for the application of its corrosion prevention technology in the oil and gas industry, and its Natur-Tec® bio-plastics business, although the amounts of these various investments are not known at this time.

NTIC also expects to use some of its capital resources to continue to transition some of its joint ventures as needed or appropriate, which may include additional acquisitions by NTIC of the remaining ownership interests of joint ventures not owned by NTIC, the formation of one or more new subsidiaries to assume the operations of a joint venture, and dissolutions or liquidations of one or more of its joint ventures. Some of these joint venture transactions may materially impact NTIC’s results of operations for a particular reporting period. For example, the formation of a new indirect, majority owned subsidiary of NTIC to assume the operations of a former joint venture increased NTIC’s operating expenses during fiscal 2023.

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

Credit Agreement with JPMorgan Chase Bank, N.A.

On January 6, 2023, NTIC entered into a Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPM”), which provides NTIC with a senior secured revolving line of credit (the “Credit Facility”) of up to $10.0 million, and replaced NTIC’s prior loan agreement with PNC Bank, National Association. The Credit Facility includes a $5.0 million sublimit for standby letters of credit. Borrowings of $3,600,000 were outstanding under the Credit Facility as of August 31, 2023. Unless terminated earlier, the Credit Facility will mature on January 6, 2024, and the principal amount thereunder, together with all accrued unpaid interest and other amounts owing thereunder, if any, will be payable in full on such date. Borrowings under the Credit Agreement bear interest at a floating rate, at the option of NTIC, equal to either the CB Floating Rate or the Adjusted SOFR Rate. The term “CB Floating Rate” means the greater of the Prime Rate in the United States or 2.50%. The term “Adjusted SOFR Rate” means the term secured overnight financing rate for either one, three or six months (depending on the interest period selected by NTIC) plus 0.10% per annum. With respect to any borrowings using an Adjusted SOFR Rate, there is an applicable margin of 2.15% applied per annum. There is no applicable margin with respect to borrowings using a CB Floating Rate. To secure the Credit Agreement, the Company assigned to JPM a continuing security interest in all of its right, title and interested in collateral made up for the assets of the Company.

The Credit Agreement contains customary affirmative and negative covenants, including, among other matters, limitations on NTIC’s ability to incur additional debt, grant liens, engage in certain business operations and transactions, make certain investments, modify its organizational documents or form any new subsidiaries, subject to certain exceptions. Further, the Credit Agreement contains a negative covenant that restricts the ability of NTIC to redeem or repurchase its common stock or pay dividends if the result of which would cause an event of default under the Credit Agreement. The Credit Agreement also requires the Company to maintain a Fixed Charge Coverage Ratio of at least 1.25 to 1.00. The term “Fixed Charge Coverage Ratio” means the ratio, computed for the NTIC on a consolidated basis, of net income plus income tax expense, plus amortization expense, plus depreciation expense, plus interest expense, and plus dividends received from joint ventures, minus unfinanced capital expenditures and equity in income from joint ventures, all computed for the twelve month period then ending, to scheduled principal payments made, plus scheduled finance lease payments made, plus interest expense paid, plus income tax expense paid, and plus cash distributions and dividends paid, all computed for the same twelve month period then ending. The Credit Agreement also contains customary events of default, including, without limitation, payment defaults, material inaccuracy of representations and warranties, covenant defaults, bankruptcy and insolvency proceedings, cross-defaults to certain other agreements, breach of any financial covenant and change of control. Upon the occurrence and during the continuance of any event of default, JPM may accelerate the payment of the obligations thereunder and exercise various other customary default remedies. As of August 31, 2023, NTIC was in compliance with all debt covenants under the Credit Agreement.

Other Credit Arrangements

On each of April 10, 2023 and May 30, 2023, the Company’s wholly-owned subsidiary in China, NTIC China, entered into a loan agreement with China Construction Bank Corporation. Each term loan provided NTIC China with a RMB 10,000,000 (USD $1.45 million). Each of the term loans matures after one year with the principal due at that time, after which an extension of the loan agreement is required. Both term loans have an annual interest rate of 3.25% with interest due monthly. Both term loans are secured by an office building owned by NTIC China and the loan agreements contain certain financial and other covenants. NTIC was in compliance with the covenants as of August 31, 2023. The current outstanding balance as of August 31, 2023 for both term loans is USD $2,757,176.

Uses of Cash and Cash Flow

Net cash provided by operating activities during fiscal 2023 was $5,541,219, which resulted principally from NTIC’s net income, dividends received from joint ventures, depreciation and amortization expense, stock-based compensation and a decrease in inventory, partially offset by deferred income tax and equity in income from joint ventures and an increase in accounts receivable and a decrease in accounts payable. Net cash provided by operating activities during fiscal 2022 was $1,146,078, which resulted principally from NTIC’s net income, dividends received from joint ventures, depreciation and amortization expense, stock-based compensation and increases in accounts payable, partially offset by the remeasurement gain on acquisition of equity method investee, deferred income tax and equity in income from joint ventures and an increase in accounts receivable and inventory.

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

NTIC experienced an increase in trade receivables and a decrease in inventory as of August 31, 2023 compared to August 31, 2022. Trade receivables, excluding joint ventures, as of August 31, 2023 increased $1,508,200 compared to August 31, 2022, primarily related to a correlating increase in sales and timing differences.

Outstanding trade receivables, excluding joint ventures balances, increased by an average of 8 days to an average of 80 days from balances outstanding from these customers as of August 31, 2023 from an average of 72 days as of August 31, 2022.

Outstanding trade receivables from joint ventures as of August 31, 2023 decreased $509,949 compared to August 31, 2022 primarily due to the timing of payments. Outstanding balances from trade receivables from joint ventures decreased an average of 66 days to an average of 20 days from balances outstanding from these customers as of August 31, 2023 from an average of 86 days as of August 31, 2022. The average days outstanding of trade receivables from joint ventures as of August 31, 2023 were primarily due to the receivables balances at Zerust Consumer Products and South Korea.

Outstanding receivables for services provided to joint ventures as of August 31, 2023 decreased $468,523 compared to August 31, 2022, and the average days to pay decreased an average of 21 days to an average of 191 days from an average of 112 days as of August 31, 2022.

Net cash used in investing activities during fiscal 2023 was $3,343,124, which was primarily the result of the purchase of property and equipment, and investments in patents. Net cash used in investing activities during fiscal 2022 was $7,108,174, which was primarily the result of the purchase of the remaining 50% ownership interest in Zerust India, purchases of property and equipment, an investment in joint venture, and investments in patents.

Net cash provided by financing activities for fiscal 2023 was $2,053,798, which resulted from borrowings under the term loan and proceeds from the exercise of stock options and NTIC’s employee stock purchase plan, partially offset by repayments on the line of credit, dividends paid on NTIC common stock and dividends received by non-controlling interest. Net cash provided by financing activities for fiscal 2022 was $3,188,377, which resulted from borrowings under the line of credit and proceeds from the exercise of stock options and NTIC’s employee stock purchase plan, partially offset by dividends paid on NTIC common stock and dividends received by non-controlling interest.

Stock Repurchase Program

On January 15, 2015, NTIC’s Board of Directors authorized the repurchase of up to $3,000,000 in shares of NTIC common stock through open market purchases or unsolicited or solicited privately negotiated transactions. This program has no expiration date but may be terminated by NTIC’s Board of Directors at any time. As of August 31, 2023, up to $2,640,548 in shares of NTIC common stock remained available for repurchase under NTIC’s stock repurchase program. No repurchases occurred during fiscal 2023 or fiscal 2022.

Cash Dividends

During fiscal 2023, NTIC’s Board of Directors declared cash dividends on the following dates in the following amounts to holders of record of NTIC common stock as of the following record dates:

Declaration Date	Amount	Record Date	Payable Date
October 20, 2022	$0.07	November 3, 2022	November 16, 2022
January 20, 2023	$0.07	February 1, 2023	February 15, 2023
April 21, 2023	$0.07	May 3, 2023	May 17, 2023
July 17, 2023	$0.07	August 2, 2023	August 16, 2023

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

Capital Expenditures and Commitments

NTIC spent $3,247,652 on capital expenditures during fiscal 2023, which related primarily to a new warehouse facility, equipment and facility improvements, including the purchase of the property immediately adjacent to NTIC’s headquarters in Circle Pines, Minnesota, which includes a 26,000 square foot industrial building, and related renovations. The building will be used primarily for warehousing space and light industrial production. NTIC expects to spend an aggregate of approximately $1,600,000 to $2,100,000 on capital expenditures during fiscal 2024, which it expects will relate primarily to the installation of new Enterprise Resource Planning (ERP) software system and the purchase of new equipment and facility improvements.

Inflation and Seasonality

Although inflation in the United States and abroad historically has had little effect on NTIC, inflationary pressures adversely affected NTIC’s gross margins during fiscal 2023. NTIC believes there is some seasonality in its business. NTIC’s net sales in the second fiscal quarter were adversely affected by the long Chinese New Year, the North American holiday season, and overall less corrosion taking place at lower winter temperatures worldwide.

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

Any outstanding advances under NTIC’s Credit Facility with JPM bear interest at a floating rate, at the option of NTIC, equal to either the CB Floating Rate or the Adjusted SOFR Rate, as defined above. Borrowings of $3,600,000 were outstanding under the Credit Facility as of August 31, 2023.

Both term loans undertaken by NTIC China with China Construction Bank Corporation have an annual interest rate of 3.25% with interest due monthly. The current outstanding balance as of August 31, 2023 for both term loans is USD $2,757,176.

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

Principles of Consolidation

NTIC evaluates its voting and variable interests in entities on a qualitative and quantitative basis. NTIC consolidates entities in which it concludes it has the power to direct the activities that most significantly impact an entity’s economic success and has the obligation to absorb losses or the right to receive benefits that could be significant to the entity. All such relationships are evaluated on an ongoing basis. The consolidated financial statements included in this report include the accounts of Northern Technologies International Corporation, its wholly-owned subsidiaries, Northern Technologies Holding Company, LLC, NTIC (Shanghai) Co., Ltd., NTIC Europe GmbH ZERUST-EXCOR MEXICO, S. de R.L. de C.V., and HNTI Limited, NTIC’s majority-owned subsidiary in Brazil, Zerust Prevenção de Corrosão S.A., NTIC’s majority-owned holding company, NTI Asean LLC, and NTIC’s majority-owned subsidiary in India, Natur-Tec India Private Limited, Natur-Tec Lanka, Zerust Singapore Pte Ltd (Zerust Singapore), Zerust Vietnam Co. Ltd (Zerust Vietnam) and Zerust Taiwan Co. Ltd (Zerust Taiwan). NTIC’s consolidated financial statements do not include the accounts of any of its joint ventures.

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

NTIC (excluding NTIC China, Zerust Brazil, Natur-Tec India, Natur-Tec Lanka, NTI Asean, Zerust Singapore, Zerust Vietnam, Zerust Taiwan, Zerust Mexico, Zerust India, NTI Europe, and NTIC’s joint ventures) conducts all foreign transactions based on the U.S. dollar. Since NTIC’s investments in its joint ventures are accounted for using the equity method, any changes in foreign currency exchange rates would be reflected as a foreign currency translation adjustment and would not change the equity in income from joint ventures reflected in NTIC’s consolidated statements of operations.

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

NTIC records net deferred tax assets to the extent NTIC believes these assets will more likely than not be realized. In making such a determination, NTIC considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations, including the prior three-year history. In the event NTIC determines that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, NTIC makes an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

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

With respect to interest rate risk, any outstanding advances under NTIC’s Credit Facility with JPM bear interest at a floating rate, at the option of NTIC, equal to either the CB Floating Rate or the Adjusted SOFR Rate, as defined above. Borrowings of $3,600,000 were outstanding under the Credit Facility as of August 31, 2023. Both term loans undertaken by NTIC China with China Construction Bank Corporation have an annual interest rate of 3.25% with interest due monthly. The current outstanding balance as of August 31, 2023 for both term loans is USD $2,757,176.

Item 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following items are included herein:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of

Northern Technologies International Corporation and Subsidiaries:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Northern Technologies International Corporation and Subsidiaries (the "Company") as of August 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, equity, and cash flows, for each of the two years in the period ended August 31, 2023, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended August 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Employee Retention Credit

Critical Audit Matter Description

As described in Note 1 to the consolidated financial statements, the Company applied for the Employee Retention Credit (ERC) in fiscal 2023.  The Company qualified for ERCs based on qualified wages paid in the first and second quarters of 2021 and filed for credits of $573,751 and $566,006, for each of those quarters respectively, and recognized income related to these credits in the second and third fiscal quarters of fiscal 2023.  In connection with the preparation of its consolidated financial statements for the fiscal year ended August 31, 2023, the Company concluded in accordance with International Accounting Standard (IAS) 20, Accounting for Government Grants and Disclosure of Government Assistance (“IAS 20”), as U.S. GAAP does not provide for the accounting of government grants, the associated income was inappropriately recognized. Pursuant to IAS 20, the Company cannot recognize income from the grant until it is “reasonably assured” (similar to the “probable” threshold in U.S. GAAP) that the grant conditions will be met and that the grant will be received, at which time grant income is recorded on a systematic basis over the periods in which the Company recognizes the payroll expenses for which the grant is intended to compensate. As a result, the Company restated the previously issued unaudited condensed consolidated financial statements for the three- and six-months ended February 28, 2023 and three- and nine-months ended May 31, 2023.

We identified the accounting for the ERCs under IAS 20 and the related assessment of the realizability of the ERCs as a critical audit matter. The evaluation of the realizability of the ERCs was complex due to the judgment required to evaluate management’s estimates and assumptions.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included:

■	Testing the design and implementation of internal controls surrounding accounting for significant or complex accounting transactions.
■	Testing management’s process for determining the likelihood of the ERCs being granted. This included gaining an understanding of qualifications and the work of management’s specialist.
■

Utilizing an internal tax specialist with specialized knowledge and skill in tax credits to assist in testing the Company’s evaluation surrounding the eligibility for the ERC, calculation of the credit amounts and the related probability assessment to recognize the related credit in earnings.

■	Evaluating the adequacy of the Company’s disclosure of these circumstances in the consolidated financial statements.

/s/ Baker Tilly US, LLP

We have served as the Company's auditor since 2004.

Minneapolis, Minnesota

November 21, 2023

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - AUGUST 31, 2023 AND 2022

	August 31, 2023	August 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,406,173	$5,333,890
Available for sale securities	-	5,590
Receivables:
Trade excluding joint ventures, less allowance for doubtful accounts of $533,000 and $439,000 as of August 31, 2023 and 2022, respectively	15,645,130	14,136,930
Trade, joint ventures	187,912	697,861
Fees for services provided to joint ventures	1,296,594	1,765,117
Dividend receivable from joint venture	1,986,027	-
Income taxes	34,202	-
Inventories	13,096,489	16,341,729
Prepaid expenses	2,019,029	1,953,764
Total current assets	39,671,556	40,234,881

PROPERTY AND EQUIPMENT, NET	14,065,354	12,170,493

OTHER ASSETS:
Investments in joint ventures	23,705,714	21,814,754
Deferred income tax, net	530,944	-
Intangible asset, net	5,500,733	5,923,867
Goodwill	4,782,376	4,782,376
Patents and trademarks, net	658,752	710,011
Operating lease right of use assets	428,874	557,571
Total other assets	35,607,393	33,788,579
Total assets	$89,344,303	$86,193,953
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Line of credit	$3,600,000	$5,900,000
Term loan	2,757,176	-
Accounts payable	6,056,329	7,796,494
Income taxes payable	13,053	30,742
Accrued liabilities:
Payroll and related benefits	2,305,400	2,297,543
Other	1,648,615	667,292
Current portion of operating leases	340,799	373,330
Total current liabilities	16,721,372	17,065,401
LONG-TERM LIABILITIES:
Deferred income tax, net	1,836,059	1,700,015
Operating leases, less current portion	88,075	184,241
Total long-term liabilities	1,924,134	1,884,256

COMMITMENTS AND CONTINGENCIES (Note 15)
EQUITY:
Preferred stock, no par value; authorized 10,000 shares; none issued and outstanding	-	-
Common stock, $0.02 par value per share; authorized 15,000,000 shares; issued and outstanding 9,424,101 and 9,232,483, respectively	188,482	184,650
Additional paid-in capital	21,986,767	19,939,131
Retained earnings	51,004,427	50,716,613
Accumulated other comprehensive loss	(6,823,403)	(7,245,132)
Stockholders’ equity	66,356,273	63,595,262
Non-controlling interests	4,342,524	3,649,034
Total equity	70,698,797	67,244,296
Total liabilities and equity	$89,344,303	$86,193,953

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED AUGUST 31, 2023 AND 2022

	2023	2022
NET SALES:
Net sales	$79,902,952	$74,158,890
Cost of goods sold	52,099,121	51,090,298
Gross profit	27,803,831	23,068,592

JOINT VENTURE OPERATIONS:
Equity in income from joint ventures	6,452,719	4,725,918
Fees for services provided to joint ventures	5,189,185	5,767,682
Total joint venture operations	11,641,904	10,493,600

OPERATING EXPENSES:
Selling expenses	15,290,897	13,038,180
General and administrative expenses	13,166,270	10,600,603
Research and development expenses	4,967,922	4,775,334
Total operating expenses	33,425,089	28,414,117

OPERATING INCOME	6,020,646	5,148,075

REMEASUREMENT GAIN ON ACQUISITION OF EQUITY METHOD INVESTEE	-	3,951,550
INTEREST INCOME	28,490	49,241
INTEREST EXPENSE	(461,805)	(89,096)

INCOME BEFORE INCOME TAX EXPENSE	5,587,331	9,059,770

INCOME TAX EXPENSE	1,349,600	1,873,836

NET INCOME	4,237,731	7,185,934

NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	1,325,455	861,234

NET INCOME ATTRIBUTABLE TO NTIC	$2,912,276	$6,324,700

NET INCOME ATTRIBUTABLE TO NTIC PER COMMON SHARE:
Basic	$0.31	$0.69
Diluted	$0.30	$0.66

WEIGHTED AVERAGE COMMON SHARES
ASSUMED OUTSTANDING:
Basic	9,359,504	9,216,216
Diluted	9,693,482	9,635,028
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.28	$0.28

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED AUGUST 31, 2023 AND 2022

	2023	2022
NET INCOME	$4,237,731	$7,185,934
OTHER COMPREHENSIVE INCOME (LOSS) – FOREIGN CURRENCY TRANSLATION ADJUSTMENT	445,338	(3,912,128)

COMPREHENSIVE INCOME	4,683,069	3,273,806

LESS: COMPREHENSIVE LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	(1,349,064)	(669,208)

COMPREHENSIVE INCOME ATTRIBUTABLE TO NTIC	$3,334,005	$2,604,598

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

YEARS ENDED AUGUST 31, 2023 AND 2022

	STOCKHOLDERS’ EQUITY
					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	Controlling	Total
	Shares	Amount	Capital	Earnings	Loss	Interests	Equity

BALANCE AT AUGUST 31, 2021	9,184,811	$183,696	$18,736,268	$46,973,092	$(3,525,030)	$3,382,555	$65,750,581
Stock options exercised	42,071	842	197,798	—	—	—	198,640
Stock issued for employee stock purchase plan	5,601	112	73,533	—	—	—	73,645
Stock option expense	—	—	931,532	—	—	—	931,532
Dividends paid to stockholders	—-	—	—	(2,581,179)	—-	—	(2,581,179)
Dividend received by non-controlling interest	—	—	—	—	—	(402,729)	(402,729)
Net income	—	—	—	6,324,700	—	861,234	7,185,934
Other comprehensive loss	—	—	—	—	(3,720,102)	(192,026)	(3,912,128)
BALANCE AT AUGUST 31, 2022	9,232,483	$184,650	$19,939,131	$50,716,613	$(7,245,132)	$3,649,034	$67,244,296
Stock options exercised	184,432	3,689	634,581	—	—	—	638,270
Stock issued for employee stock purchase plan	7,186	143	75,321	—	—	—	75,464
Stock option expense	—	—	1,337,734	—	—	—	1,337,734
Dividends paid to stockholders	—-	—	—	(2,624,462)	—-	—	(2,624,462)
Dividend received by non-controlling interest	—	—	—	—	—	(655,574)	(655,574)
Net income	—	—	—	2,912,276	—	1,325,455	4,237,731
Other comprehensive gain	—	—	—	—	421,729	23,609	445,338
BALANCE AT AUGUST 31, 2023	9,424,101	$188,482	$21,986,767	$51,004,427	$(6,823,403)	$4,342,524	$70,698,797

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED AUGUST 31, 2023 AND 2022

	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,237,731	$7,185,934
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	1,337,734	931,532
Depreciation expense	1,042,505	938,489
Amortization expense	588,454	629,843
Loss on disposal of property and equipment	(8,534)	-
Remeasurement gain on acquisition of equity method investee	-	(3,951,550)
Change in allowance for doubtful accounts	94,000	57,000
Equity in income from joint ventures	(6,452,719)	(4,725,918)
Dividends received from joint ventures	5,639,198	5,723,176
Deferred income taxes	(395,001)	(81,500)
Changes in current assets and liabilities:
Receivables:
Trade, excluding joint ventures	(1,956,234)	(2,091,353)
Trade, joint ventures	509,949	(73,053)
Fees for services provided to joint ventures	468,523	(259,550)
Dividends receivable from joint venture	(1,986,027)	-
Income taxes	(34,202)	284,025
Inventories	3,030,665	(4,818,860)
Prepaid expenses and other	(3,061)	3,111
Accounts payable	(1,509,226)	3,010,526
Income tax payable	(16,077)	(493,091)
Accrued liabilities	953,541	(1,122,683)
Net cash provided by operating activities	5,541,219	1,146,078

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Zerust India business, net of cash acquired	-	(5,062,003)
Proceeds from the sale of available for sale securities	5,590	(956)
Investment in joint venture	-	(341,392)
Purchases of property and equipment	(3,247,652)	(1,496,674)
Proceeds from sale of property and equipment	13,000	-
Investments in patents	(114,062)	(207,149)
Net cash used in investing activities	(3,343,124)	(7,108,174)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividend received by non-controlling interest	(655,574)	(402,729)
Repayments on the line of credit	(2,300,000)	-
Proceeds from line of credit	-	5,900,000
Proceeds from term loan	2,812,504	-
Dividends paid on NTIC common stock	(2,624,462)	(2,581,179)
Proceeds from employee stock purchase plan	75,464	73,645
Proceeds from exercise of stock options	638,270	198,640
Net cash (used in) provided by financing activities	(2,053,798)	3,188,377

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(72,014)	426,968

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	72,283	(2,346,751)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	5,333,890	7,680,641

CASH AND CASH EQUIVALENTS AT END OF YEAR	$5,406,173	$5,333,890

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED AUGUST 31, 2023 AND 2022

1.	NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business – Northern Technologies International Corporation and its Subsidiaries (collectively, the Company) develop and market proprietary environmentally beneficial products and services in over 65 countries either directly or via a network of subsidiaries, joint ventures, independent distributors, and agents. The Company’s primary business is corrosion prevention marketed mainly under the ZERUST® brand. The Company has been selling its proprietary ZERUST® products and services to the automotive, electronics, electrical, mechanical, military, and retail consumer markets for almost 50 years and, more recently, has also expanded into the oil and gas industry. Additionally, the Company markets and sells a portfolio of proprietary bio-based and certified compostable (fully biodegradable) polymer resin compounds and finished products under the Natur-Tec® brand. These products are intended to reduce the Company’s customers’ carbon footprint and provide environmentally sound waste disposal options. The Company’s two operating segments are ZERUST and Natur-Tec.

The Company participates, either directly or indirectly, in 15 active joint venture arrangements in North America, Europe, and Asia. Each of these joint ventures generally manufactures and markets products in the geographic territory to which it is assigned. While most of the Company’s joint ventures exclusively sell rust and corrosion inhibiting products, some of the joint ventures also sell the Company’s Natur-Tec® resin compounds and finished products. The profits of joint ventures are shared by the respective joint venture owners in accordance with their respective ownership percentages. The Company typically owns 50% or less of its joint venture entities and does not control the decisions of these entities, including dividend declaration or amount in any given year.

Impact of COVID-19 – As a result of the novel coronavirus (COVID-19) and related government mandated restrictions on the Company’s business, as well as the businesses of its joint ventures, customers and suppliers, disruption to the Company’s business and the manufacture and sale of its products and services continued to occur during fiscal 2023, including in particular in China. While demand in China improved during the third quarter of fiscal 2023 as a result of government restrictions that were lifted, the Company continued to experience softened demand for its products in China during the remainder of fiscal 2023. The Company may continue to experience softened demand into fiscal 2024 as the result of novel strains of COVID-19.

Principles of Consolidation – NTIC evaluates its voting and variable interests in entities on a qualitative and quantitative basis. NTIC consolidates entities in which it concludes it has the power to direct the activities that most significantly impact an entity’s economic success and has the obligation to absorb losses or the right to receive benefits that could be significant to the entity. The consolidated financial statements include the accounts of Northern Technologies International Corporation, its wholly owned subsidiaries, Northern Technologies Holding Company, LLC, NTIC (Shanghai) Co., Ltd. (NTIC China), ZERUST-EXCOR MEXICO, S. de R.L. de C.V (Zerust Mexico), NTIC Europe GmbH (NTI Europe), and HNTI Limited (Zerust India), NTIC’s majority-owned subsidiary in India, Natur-Tec India Private Limited (Natur-Tec India), NTIC’s majority-owned subsidiary in Brazil, Zerust Prevenção de Corrosão S.A. (Zerust Brazil), NTIC’s majority-owned subsidiary in Sri Lanka, Natur Tec Lanka (Pvt) Ltd (Natur Tec Lanka), and NTIC’s majority-owned holding company, NTI Asean LLC (NTI Asean), and its wholly owned subsidiaries Zerust Singapore Pte Ltd (Zerust Singapore), Zerust Vietnam Co. Ltd (Zerust Vietnam) and Zerust Taiwan Co. Ltd (Zerust Taiwan). NTIC’s consolidated financial statements do not include the accounts of any of its joint ventures.

Non-Controlling Interests – The Company owns 75% of Natur-Tec India, 75% of Natur Tec Lanka, 85% of Zerust Brazil, 60% of NTI Asean, Zerust Singapore Pte Ltd, Zerust Vietnam Co Ltd and Zerust Taiwan Co Ltd.  The remaining ownership of the consolidated entities are accounted for as non-controlling interests and reported as part of equity in the consolidated financial statements. The Company allocates gains and losses to the non-controlling interest even when such allocation results in a deficit balance, reducing the losses attributed to the controlling interest. Changes in ownership interests are treated as equity transactions if the Company maintains control.

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

International Revenue – The Company markets its products to numerous countries in North America, Europe, Latin America, Asia, and other parts of the world. See Note 11, Segment and Geographic Information, for information regarding revenue disaggregation by geography.

Trade Receivables – Payment terms for the Company’s unaffiliated customers are determined based on credit risk and vary by customer. The Company typically offers standard payment terms to unaffiliated customers of net 30 days. The Company does not accrue interest on past due accounts receivable. The Company reviews the credit histories of its customers before extending unsecured credit. The Company presents accounts and notes receivable net of an allowance for doubtful accounts. Each quarter, the Company prepares an analysis of its ability to collect outstanding receivables that provides a basis for an allowance estimate for doubtful accounts. In doing so, the Company evaluates the age of its receivables, past collection history, current financial conditions of key customers and its joint ventures, and economic conditions. Based on this evaluation, the Company establishes a reserve for specific accounts and notes receivable that it believes are uncollectible, as well as an estimate of uncollectible receivables not specifically known. The Company believes that an analysis of historical trends and its current knowledge of potential collection problems provide the Company with sufficient information to establish a reasonable estimate for an allowance for doubtful accounts. In the event the Company determines that a smaller or larger uncollectible accounts reserve is appropriate, the Company records a credit or charge to selling expense in the period that it made such determination. Accounts receivable have been reduced by an allowance for uncollectible accounts of $533,000 and $439,000 as of August 31, 2023 and 2022, respectively. Accounts are considered past due based on terms agreed upon between the Company and the customer. Accounts receivable are written-off only after all collection attempts have failed and are based on individual credit evaluation and specific circumstances of the customer.

Trade Receivables from Joint Ventures – Trade receivables from joint ventures arise from sales of products the Company makes to its joint ventures. Payment terms for the Company’s joint ventures also are determined based on credit risk; however, additional consideration is given to the individual joint venture due to the transportation time associated with ocean delivery of most products and certain other factors. Generally, accounts receivable from the Company’s joint ventures unpaid after 90 days are considered past due. The Company does not accrue interest on past due balances. The Company periodically reviews amounts due from its joint ventures for collectability and, based on past experience and continuous review of the balances due, determined that an allowance for doubtful accounts related to its joint venture receivables was not necessary as of August 31, 2023 or 2022.

Employee Retention Credit (ERC) and Payroll Tax Deferral - On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law providing numerous tax provisions and other stimulus measures, including an employee retention credit (“ERC”), which is a refundable tax credit against certain employment taxes. The Taxpayer Certainty and Disaster Tax Relief Act of 2020 and the American Rescue Plan Act of 2021 extended and expanded the availability of the ERC.

The Company engaged tax advisors of a Big 4 accounting firm which determined the Company qualified for ERCs. The Company then applied for the ERC in fiscal 2023 for the second and third quarters of that year of $573,751 and $566,006, respectively. The Company has elected to account for the credit as a government grant. U.S. GAAP does not include grant accounting guidance for for-profit entities, therefore, the Company has elected to follow the grant accounting model in International Accounting Standard (IAS) 20, Accounting for Government Grants and Disclosure of Government Assistance. In accordance with IAS 20, the Company cannot recognize any income from the grant until there is reasonable assurance (similar to the “probable” threshold in U.S. GAAP) that any conditions attached to the grant will be met and that the grant will be received. Once it is reasonably assured that the grant conditions will be met and that the grant will be received, grant income is recorded on a systematic basis over the periods in which the Company recognizes the payroll expenses for which the grant is intended to compensate. No income was recognized in fiscal 2023 for the ERC. Income from the grant can be presented as either other income or as a reduction in the expenses for which the grant was intended to compensate.

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

Investments in Joint Ventures – Investments in the Company’s joint ventures are accounted for using the equity method. Under the equity method, investments are initially recorded at cost and are adjusted for dividends, distributed and undistributed earnings and losses, changes in foreign currency exchange rates, and additional investments. In the event the Company’s share of a joint venture’s cumulative losses exceeds the Company’s investment balance, the balance is reported at zero value until proportionate income exceeds the losses. The Company assesses its joint ventures for impairment on an annual basis as of August 31 of each year as part of its fiscal year end analysis. In addition to the annual review for impairment, the Company reviews the operating results of each joint venture on a quarterly basis in comparison to its historical operating results and its accrual of fees for services provided to joint ventures. If the operating results of a joint venture do not meet financial performance expectations, an additional evaluation is performed on the joint venture. The Company’s evaluation of its investments in joint ventures requires the Company to make assumptions about future cash flows of its joint ventures. These assumptions require significant judgment, and actual results may differ from assumed or estimated amounts. All investments in joint ventures had positive equity as of August 31, 2023 and 2022. The Company considers any of its joint ventures to be significant and discloses entity specific financial information if the joint venture’s income or assets make up more than 20% of the Company’s total assets or income.

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

Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. Fair value is calculated based on publicly available market information or other estimates determined by management. The Company employs a systematic methodology on a quarterly basis that considers available quantitative and qualitative evidence in evaluating potential impairment of our investments. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, credit quality, the duration and extent to which the fair value is less than cost, and for equity securities, the Company’s intent and ability to hold, or plans to sell, the investment. The Company also considers specific adverse conditions related to the financial health of and business outlook for the investee, including industry and sector performance, changes in technology, and operational and financing cash flow factors. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded to other income (expense), and a new cost basis in the investment is established. The Company determined that there was no impairment of investments in joint ventures as of August 31, 2023.

Recoverability of Long-Lived Assets – The Company reviews its long-lived assets whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. The Company determines potential impairment by comparing the carrying value of the assets with expected net cash flows expected to be provided by operating activities of the business or related products. If the sum of the expected undiscounted future net cash flows is less than the carrying value, the Company evaluates whether an impairment loss should be recognized. An impairment loss is measured by comparing the amount by which the carrying value exceeds the fair value of the asset. When evaluating assets for impairment, the Company groups long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The Company determined that there were no indications that the carrying value of long-lived assets was not recoverable as of August 31, 2023.

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

The Company estimates the useful life of patents to be 17 years and customer relationships to be 15 years. This estimate is based on a combination of factors, including the expected duration of patent protection, technological obsolescence, and market conditions. Amortization of intangible assets is recorded using the straight-line method over their estimated useful lives.

The Company assesses qualitative factors to determine whether the existence of events or circumstances would indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If after assessing the totality of events or circumstances, the Company were to determine that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, then the Company would perform a quantitative test that compares the fair value to its carrying value to determine the amount of any impairment. The Company has determined there was no goodwill impairment as of August 31, 2023.

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

Foreign Currency Translation (Accumulated Other Comprehensive Income (Loss)) – The functional currency of NTIC China, Zerust Brazil, Natur-Tec India, Natur Tec Lanka, Zerust Mexico, Zerust India, Zerust Singapore, Zerust Vietnam, Zerust Taiwan, NTI Europe, and each unconsolidated international joint venture is the applicable local currency. The translation of the applicable foreign currencies into U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average monthly exchange rate. Translation gains or losses are reported as an element of other comprehensive income (loss).

The Company (excluding NTIC China, Zerust Brazil, Natur-Tec India, Natur Tec Lanka, Zerust India, Zerust Singapore, Zerust Vietnam, Zerust Taiwan, NTI Asean, Zerust Mexico, NTI Europe, and NTIC’s joint ventures) conducts all foreign transactions based on the U.S. dollar. Since investments in joint ventures are accounted for using the equity method, any changes in foreign currency exchange rates are reflected as a foreign currency translation adjustment and do not change the equity in income from joint ventures reflected in the Company’s consolidated statements of operations.

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

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, Measurement of Credit Losses on Financial Instruments, which revises guidance for the accounting for credit losses on financial instruments within its scope, and in November 2018, issued ASU No. 2018-19 and in April 2019, issued ASU No. 2019-04 and in May 2019, issued ASU No. 2019-05, and in November 2019, issued ASU No. 2019-11, which amended the standard. The new standard introduces an approach, based on expected losses, to estimate credit losses on certain types of financial instruments and modifies the impairment model for available-for-sale debt securities. The new approach to estimating credit losses (referred to as the current expected credit losses model) applies to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt securities, net investments in leases and off-balance-sheet credit exposures. This ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Entities are required to apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company does not believe this accounting pronouncement will have a material impact on the Company’s consolidated financial position or operating results.

Although there are several other new accounting pronouncements issued or proposed by the FASB, which the Company has adopted or will adopt, as applicable, the Company does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial position or operating results.

3.	INVENTORIES

Inventories consisted of the following:

	August 31, 2023	August 31, 2022
Production materials	$4,960,355	$6,496,656
Finished goods	8,136,134	9,845,073
	$13,096,489	$16,341,729

4.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	August 31, 2023	August 31, 2022
Land	$496,965	$310,365
Buildings and improvements	17,250,392	14,778,759
Machinery and equipment	5,984,364	5,643,320
	23,731,721	20,732,444
Less accumulated depreciation	(9,666,367)	(8,561,951)
	$14,065,354	$12,170,493

On February 28, 2023, the Company purchased the property immediately adjacent to NTIC’s headquarters in Circle Pines, Minnesota, which includes a 26,000 square foot industrial building, for $1,200,000. The building will be used primarily for warehousing space and light industrial production. Depreciation expense was $1,042,505 for fiscal 2023 compared to $938,489 in fiscal 2022.

5.	INTANGIBLE ASSETS, NET

Intangible assets, net consisted of the following:

	As of August 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and trademarks	$3,339,717	$(2,680,965)	$658,752
Customer relationships	6,347,000	(846,267)	5,500,733
Total intangible assets, net	$9,686,717	$(3,527,232)	$6,159,485

	As of August 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and trademarks	$3,225,655	$(2,515,644)	$710,011
Customer relationships	6,347,000	(423,133)	5,923,867
Total intangible assets, net	$9,572,655	$(2,938,777)	$6,633,878

Amortization expense related to intangible assets was $558,454 for fiscal 2023 compared to $629,843 for fiscal 2022.

As of August 31, 2023, future amortization expense related to intangible assets for each of the next five fiscal years and thereafter is estimated as follows:

Fiscal 2024	$642,951
Fiscal 2025	543,721
Fiscal 2026	517,990
Fiscal 2027	492,221
Fiscal 2028	479,012
Thereafter	3,483,589
Total	$6,159,485

6.	INVESTMENTS IN JOINT VENTURES

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

Financial information from the audited and unaudited financial statements of the Company’s joint venture in Germany, Excor Korrosionsschutz – Technologien und Produkte GmbH (EXCOR), and all the Company’s other joint ventures are summarized as follows:

	As of August 31, 2023
	Total	EXCOR	OTHER
Current assets	$55,339,662	$27,862,458	$27,477,204
Total assets	59,729,348	30,054,277	29,675,071
Current liabilities	11,464,247	2,687,064	8,777,183
Noncurrent liabilities	323,762	-	323,762
Joint ventures’ equity	47,941,339	27,367,213	20,574,126
Northern Technologies International Corporation’s share of joint ventures’ equity	23,705,714	13,683,608	10,022,106
Northern Technologies International Corporation’s share of joint ventures’ undistributed earnings	20,493,861	12,075,524	8,418,337

	Fiscal Year Ended August 31, 2023
	Total	EXCOR	OTHER
Net sales	$100,682,316	$39,642,380	$61,039,936
Gross profit	40,096,561	19,016,389	21,080,172
Net income	8,934,198	5,730,311	3,203,887
Northern Technologies International Corporation’s share of equity in income of joint ventures	6,452,719	2,852,229	3,600,490
Northern Technologies International Corporation’s dividends received from joint ventures	5,639,198	2,459,500	3,179,698

	As of August 31, 2022
	Total	EXCOR	OTHER
Current assets	$52,428,831	$26,047,914	$26,380,917
Total assets	55,854,457	27,932,532	27,921,925
Current liabilities	10,981,833	2,943,895	8,037,938
Noncurrent liabilities	1,138,980	-	1,138,980
Joint ventures’ equity	43,733,644	24,988,637	18,745,007
Northern Technologies International Corporation’s share of joint ventures’ equity	21,814,754	12,494,320	9,320,434
Northern Technologies International Corporation’s share of joint ventures’ undistributed earnings	21,256,923	12,463,415	8,793,508

	Fiscal Year Ended August 31, 2022
	Total	EXCOR	OTHER
Net sales	$104,077,748	$42,853,162	$61,224,586
Gross profit	41,030,647	20,312,400	20,718,247
Net income	9,302,237	6,487,855	2,814,382
Northern Technologies International Corporation’s share of equity in income of joint ventures	4,725,918	3,236,989	1,488,929
Northern Technologies International Corporation’s dividends received from joint ventures	5,723,176	4,255,200	1,467,976

In August 2023, Tianjin Zerust (NTI ASEAN’s previously written-off joint venture in China) was deregistered and the remaining cash was cleared by the Chinese authorities to be paid out to be shareholders. Subsequent to year end, NTI Asean received a final liquidation of its ownership interest in the former joint venture of $1,986,027. This one-time equity gain on the liquidation of previously written-off investment in Tianjin Zerust is included in joint venture operations. The final liquidation payment was subject to withholding tax of $198,603 and minority income of $676,614 as NTIC owns 60% of NTI ASEAN. The transaction also resulted in legal fees of $95,890, and a management bonus expense of $250,000.

7.	CORPORATE DEBT

On January 6, 2023, the Company entered into a Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPM”), which provides the Company with a senior secured revolving line of credit (the “Credit Facility”) of up to $10.0 million, which includes a $5.0 million sublimit for standby letters of credit. Borrowings of $3,600,000 under the new Credit Agreement were outstanding August 31, 2023. Borrowings of $5,900,000 were outstanding as of August 31, 2022 under the previous credit agreement.

Unless terminated earlier, the Credit Facility will mature on January 6, 2024, and the principal amount thereunder, together with all accrued unpaid interest and other amounts owing thereunder, if any, will be payable in full on such date. Borrowings under the Credit Agreement bear interest at a floating rate, at the option of the Company, equal to either the CB Floating Rate or the Adjusted SOFR Rate. The term “CB Floating Rate” means the greater of the Prime Rate in the United States or 2.50%. The term “Adjusted SOFR Rate” means the term secured overnight financing rate for either one, three or six months (depending on the interest period selected by the Company) plus 0.10% per annum. With respect to any borrowings using an Adjusted SOFR Rate, there is an applicable margin of 2.15% applied per annum. There is no applicable margin with respect to borrowings using a CB Floating Rate. The weighted average interest rate was 6.27 and 2.74 for fiscal 2023 and 2022, respectively.

To secure the Credit Agreement, the Company assigned JPM a continuing security interest in all of its right, title and interested in collateral made up for the assets of the Company.

The Credit Agreement contains customary affirmative and negative covenants, including, among other matters, limitations on the Company’s ability to incur additional debt, grant liens, engage in certain business operations and transactions, make certain investments, modify its organizational documents or form any new subsidiaries, subject to certain exceptions. Further, the Credit Agreement contains a negative covenant that restricts the ability of the Company to redeem or repurchase its common stock or pay dividends if the result of which would cause an event of default under the Credit Agreement. The Credit Agreement also requires the Company to maintain a Fixed Charge Coverage Ratio of at least 1.25 to 1.00. The term “Fixed Charge Coverage Ratio” means the ratio, computed for the Company on a consolidated basis, of net income plus income tax expense, plus amortization expense, plus depreciation expense, plus interest expense, and plus dividends received from joint ventures, minus unfinanced capital expenditures and equity in income from joint ventures, all computed for the twelve month period then ending, to scheduled principal payments made, plus scheduled finance lease payments made, plus interest expense paid, plus income tax expense paid, and plus cash distributions and dividends paid, all computed for the same twelve month period then ending. The Company was in compliance with all covenants as of August 31, 2023 and 2022.

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

On each of April 10, 2023 and May 30, 2023, the Company’s wholly-owned subsidiary in China, NTIC China, entered into a loan agreement with China Construction Bank Corporation. Each term loan provided NTIC China with a RMB 10,000,000 (USD $1.45 million). Each of the term loans matures after one year with the principal due at that time, after which an extension of the loan agreement is required. Both term loans have an annual interest rate of 3.25% with interest due monthly. Both term loans are secured by an office building owned by NTIC China and the loan agreements contain certain financial and other covenants. The Company was in compliance with the covenants as of August 31, 2023. The current outstanding balance as of August 31, 2023 for both term loans was USD $2,757,176.

8.	STOCKHOLDERS’ EQUITY

During fiscal 2023, NTIC’s Board of Directors declared cash dividends on the following dates in the following amounts to holders of record of NTIC common stock as of the following record dates:

Declaration Date	Amount	Record Date	Payable Date
October 20, 2022	$0.07	November 3, 2022	November 16, 2022
January 20, 2023	$0.07	February 1, 2023	February 15, 2023
April 21, 2023	$0.07	May 3, 2023	May 17, 2023
July 17, 2023	$0.07	August 2, 2023	August 16, 2023

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

During fiscal 2023 and fiscal 2022, the Company repurchased no shares of its common stock.

During fiscal 2023, the Company granted stock options under the Northern Technologies International Corporation 2019 Stock Incentive Plan (as amended, the 2019 Plan) to purchase an aggregate of 277,613 shares of its common stock to various employees and directors. The weighted average per share exercise price of the stock options is $11.41. The exercise price of the stock options is equal to the fair market value of the Company’s common stock on the date of grant. During fiscal 2023, stock options to purchase an aggregate of 265,209 shares of common stock were exercised at a weighted average exercise price of $6.46 per share, resulting in the net issuance of 184,432 shares of common stock since some of the options were exercised on a net cashless exercise basis.

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

The Company issued 3,620 and 2,636 shares of common stock on September 1, 2022 and 2021, respectively, under the Northern Technologies International Corporation Employee Stock Purchase Plan (ESPP). The Company issued 3,566 and 2,966 shares of common stock on March 1, 2023 and 2022, respectively, under the ESPP. The ESPP is compensatory for financial reporting purposes. As of August 31, 2023, 62,035 shares of common stock remained available for sale under the ESPP.

9.	NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share assumes the exercise of stock options using the treasury stock method, if dilutive.

The following is a reconciliation of the net income per share computation for fiscal 2023 and fiscal 2022:

Numerator:	August 31, 2023	August 31, 2022
Net income attributable to NTIC	$2,912,276	$6,324,700

Denominator:
Basic-weighted shares outstanding	9,359,504	9,216,216
Weighted shares assumed upon exercise of stock options	333,978	418,812
Diluted – weighted shares outstanding	9,693,482	9,635,028

Basic net income per share:	$0.31	$0.69
Diluted net income per share:	$0.30	$0.66

The dilutive impact summarized above relates to the periods when the average market price of the Company’s common stock exceeded the exercise price of the potentially dilutive option securities granted. Net income per common share was based on the weighted average number of common shares outstanding during the periods when computing the basic net income per share. When dilutive, stock options are included as equivalents using the treasury stock market method when computing the diluted net income per share. Excluded from the computation of diluted net income per share as of August 31, 2023 were options outstanding to purchase 322,246 shares of common stock. Excluded from the computation of diluted net income per share as of August 31, 2022 were options outstanding to purchase 600,094 shares of common stock.

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

The 2019 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, stock unit awards, performance awards, and stock bonuses to eligible recipients to enable the Company and its subsidiaries to attract and retain qualified individuals through opportunities for equity participation in the Company and to reward those individuals who contribute to the achievement of the Company’s economic objectives. On January 15, 2021, the Company’s stockholders approved certain amendments to the 2019 Plan, including an increase in the number of shares of common stock available for issuance under the plan by an additional 800,000 shares. Subject to adjustment as provided in the 2019 Plan, up to a maximum of 1,600,000 shares of the Company’s common stock are issuable under the 2019 Plan. Options granted generally have a term of ten years and become exercisable over a one- or three- year period beginning on the one-year anniversary of the date of grant. Options are granted at per share exercise prices equal to the market value of the Company’s common stock on the date of grant. The Company issues new shares upon the exercise of options. As of August 31, 2023, options to purchase an aggregate of 1,117,570 shares of the Company’s common stock were outstanding under the 2019 Plan and 426,904 shares of the Company’s common stock remain available for grant under the 2019 Plan. As of August 31, 2023, options to purchase an aggregate of 439,560 shares of the Company’s common stock were outstanding under the 2007 Plan.

The Company granted options to purchase an aggregate of 277,613 and 174,840 shares of its common stock during fiscal 2023 and 2022, respectively. The fair value of option grants is determined at the date of grant using the Black-Scholes option pricing model with the assumptions listed below. The Company recognized compensation expense of $1,337,734 during fiscal 2023 and compensation expense of $931,532 during fiscal 2022 related to the options that vested during such time period. As of August 31, 2023, the total compensation cost for non-vested options not yet recognized in the Company’s consolidated statements of operations was $1,019,291. Stock-based compensation expense of $682,724 is expected during fiscal 2024 and $336,567 is expected to be recognized during fiscal 2025, based on outstanding options as of August 31, 2023. Future option grants will impact the compensation expense recognized. Stock-based compensation expense is included in general and administrative expense on the consolidated statements of operations.

The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model with the following assumptions and results for the grants:

	Fiscal Year 2023	Fiscal Year 2022
Dividend yield	2.44%	1.65%
Expected volatility	45.2%	45.4%
Expected life of option (years)	10	10
Weighted average risk-free interest rate	3.31%	0.77%

Stock option activity during the periods indicated was as follows:

	Number of Shares (#)	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at August 31, 2021	1,426,651	$9.30
Options granted	174,840	16.97
Options exercised	(51,218)	6.60
Options terminated	(5,546)	18.23

Outstanding at August 31, 2022	1,544,727	$10.23
Options granted	277,613	11.41
Options exercised	(265,209)	6.46
Options terminated	-	-

Outstanding at August 31, 2023	1,557,130	$11.08	$4,240,525

Exercisable at August 31, 2023	1,079,897	$10.77	$3,329,061

The weighted average per share fair value of options granted during fiscal 2023 and fiscal 2022 was $11.41 and $16.97, respectively. The weighted average remaining contractual life of the options outstanding as of August 31, 2023 and 2022 was 6.25 years and 5.76 years, respectively.

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

The following tables present the Company’s business segment information:

	Fiscal 2023	Fiscal 2022
ZERUST® net sales	$61,728,364	$57,459,382
Natur-Tec® net sales	18,174,588	16,699,508
Total net sales	$79,902,952	$74,158,890

The following table sets forth the Company’s cost of goods sold by segment:

	Fiscal 2023	Fiscal 2022
Direct cost of goods sold
ZERUST®	$35,297,352	$34,673,146
Natur-Tec®	13,645,992	12,859,343
Indirect cost of goods sold	3,155,777	3,557,809
Total net cost of goods sold	$52,099,121	$51,090,298

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

Geographic Information

Net sales by geographic location for fiscal 2023 and fiscal 2022 were as follows:

	Fiscal Year Ended August 31,
	2023	2022
Inside the U.S.A. to unaffiliated customers	$28,554,354	$25,301,067
Outside the U.S.A. to:
Joint ventures in which the Company is a shareholder directly and indirectly	3,401,910	2,968,089
Unaffiliated customers	47,946,688	45,889,734
	$79,902,952	$74,158,890

Net sales by geographic location are based on the location of the customer.

Fees for services provided to joint ventures by geographic location as a percentage of total fees for services provided to joint ventures during fiscal 2023 and fiscal 2022, respectively, were as follows:

	Fiscal 2023	% of Total Fees for Services Provided to Joint Ventures	Fiscal 2022	% of Total Fees for Services Provided to Joint Ventures
Germany	$816,089	15.7%	$834,725	14.5%
Poland	810,977	15.6%	730,523	12.7%
Japan	658,934	12.7%	669,371	11.6%
Sweden	498,463	9.6%	447,441	7.8%
France	479,515	9.2%	448,579	7.8%
Finland	388,627	7.5%	340,783	5.9%
Czech Republic	365,018	7.0%	300,257	5.2%
Thailand	340,657	6.6%	344,649	6.0%
United Kingdom	283,418	5.5%	342,488	5.9%
South Korea	266,562	5.1%	270,309	4.7%
Indonesia	130,081	2.5%	156,476	2.7%
Other	150,844	3.0%	882,081	15.2%
	$5,189,185	100.0%	$5,767,682	100.0%

Sales to the Company’s joint ventures are included in the foregoing segment and geographic information; however, sales by the Company’s joint ventures to other parties are not included. The foregoing segment and geographic information represents only sales recognized directly by the Company and sold in that geographic territory.

See Note 6 for additional details on geographical information regarding equity in income from joint ventures.

The geographical distribution of total property and equipment and net sales is as follows:

	At August 31, 2023	At August 31, 2022
China	$5,729,080	$5,826,898
Other	745,469	565,022
United States	7,590,805	5,778,573
Total property and equipment	$14,065,354	$12,170,493

	Fiscal Year Ended August 31, 2023	Fiscal Year Ended August 31, 2022
China	$13,469,075	$15,754,051
Brazil	5,969,314	5,160,572
India	19,916,834	18,555,603
Other	11,993,375	9,387,597
United States	28,554,354	25,301,067
Total net sales	$79,902,952	$74,158,890

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

12.	EMPLOYEE RETENTION CREDIT

The Company engaged tax advisors of a Big 4 accounting firm which determined the Company qualified for Employee Retention Credits. The Company qualified for Employee Retention Credits on qualified wages paid in the first and second quarters of 2021 and filed for credits in the second and third quarters of fiscal 2023, respectively. The Company recognizes government grants for which there is a reasonable assurance of compliance with grant conditions and receipt of credits. In 2023, the Company filed for $1,139,756 in Employee Retention Credits, but did not recognize the credits on the Company’s financial statements as there was not reasonable assurances that the Company would receive the credits.

13.	RETIREMENT PLAN

The Company has a 401(k) employee savings plan. Employees who meet certain age and service requirements may elect to contribute up to 15% of their salaries. The Company typically contributes the lesser of 50% of the participant’s contributions or 3.5% of the employee’s salary. The Company recognized expense for the savings plan of $289,235 and $272,257 for fiscal 2023 and fiscal 2022, respectively.

14.	RELATED PARTY TRANSACTIONS

During both fiscal 2023 and fiscal 2022, the Company made consulting payments of $144,000 to Bioplastic Polymers LLC, an entity owned by Ramani Narayan, Ph.D., a director of the Company. Dr. Narayan provides certain consulting services to the Company relating to the Natur-Tec® business and bioplastics program.

15.	INCOME TAXES

The provision for income taxes for the fiscal years ended August 31, 2023 and 2022 was approximately as follows:

	Fiscal Year Ended August 31,
	2023	2022
Current:
Federal	$—	$—
State	26,000	98,000
Foreign	1,857,000	1,894,000
	1,883,000	1,992,000
Deferred:
Federal	—	—
State	—	—
Foreign	(533,400)	(118,164)
	(533,400)	(118,164)
	$1,349,600	$1,873,836

Reconciliations of the expected federal income tax at the statutory rate of 21.0% with the provisions for income taxes for the fiscal years ended August 31, 2023 and 2022 were approximately as follows:

	Fiscal Year Ended August 31,
	2023	2022
Tax computed at statutory rates	$1,352,000	$1,780,000
State income tax, net of federal benefit	(20,000)	34,000
Tax effect on equity in income of international joint ventures	(1,354,000)	(988,000)
Tax effect of foreign operations	1,005,000	1,004,000
Deemed repatriation	—	10,000
Foreign tax credit	783,000	—
Research and development credit	(710,000)	(244,000)
Valuation allowance	354,000	133,000
Stock based compensation	31,000	67,000
Non-controlling interest	(59,000)	(72,000)
Prior year true-up	(51,000)	—
Other	18,600	149,836
	$1,349,600	$1,873,836

The Company has not provided U.S. income taxes or foreign withholding taxes with respect to its portion of the cumulative undistributed earnings of certain foreign subsidiaries and joint ventures that are essentially permanent in duration. As a result of the 2017 tax law changes, U.S. federal income taxes on dividends received from the Company’s foreign subsidiaries and joint ventures after December 31, 2017 have been generally eliminated. However, the Company continues to be subject to foreign withholding taxes upon repatriation of any undistributed earnings that are not essentially permanent in duration. The Company recorded a tax expense of approximately $51,600 and $8,000 during fiscal 2023 and fiscal 2022, respectively, representing changes in the deferred tax liability for foreign withholding taxes to be paid with respect to the portion of the cumulative undistributed earnings of foreign subsidiaries and joint ventures that the Company determined were not essentially permanent in duration.

The Company measures deferred tax assets and liabilities using enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid. The tax effect of the temporary differences and tax carryforwards comprising the net deferred taxes shown on the consolidated balance sheets as of August 31, 2023 and 2022 was approximately as follows:

	August 31,
	2023	2022
Stock-based compensation	$556,700	$547,200
Foreign tax credit carryforward	4,036,000	4,892,100
Capitalized research and experimentation	1,106,000	—
Other credit and loss carryforward	6,034,000	5,455,500
Other	1,048,800	1,095,300
Total deferred tax assets	12,781,500	11,990,100
Valuation allowance	(11,933,700)	(11,592,900)
Total deferred tax assets after valuation allowance	847,800	397,200
Right-of-use asset	(66,200)	(98,300)
Intangible assets	(1,670,700)	(1,777,200)
Unremitted foreign earnings	(214,800)	(163,200)
Other	(201,215)	(58,500)
Total deferred tax liabilities	(2,152,915)	(2,097,200)
Net deferred tax liabilities	$(1,305,115)	$(1,700,000)

As of August 31, 2023, the Company has foreign tax credit carryforwards of $4,036,000. This amount begins to expire to the extent not utilized by August 31, 2024. In addition, the Company had federal and state tax credit carryforwards of $4,503,600 as of August 31, 2023, which begin to expire in fiscal 2024. These federal and state tax credit carryforwards consist primarily of federal and Minnesota research and development credit carryforwards. The Company also has a deferred tax asset of $748,000 for federal net operating loss carryforwards and $290,000 for state net operating loss carryforwards as of August 31, 2023. The federal net operating loss carryforward has an indefinite carryforward period. The state net operating loss carryforward will begin to expire to the extent not utilized by August 31, 2024. The Company has a deferred tax asset of $492,500 for foreign net operating loss carryforwards, which will begin to expire to the extent not utilized by August 31, 2033.

The Company records a tax valuation allowance to reduce deferred tax assets to the amount expected to be realized when it is more likely than not that some portion or all of its deferred tax assets will not be realized.

The Company determined based on all available evidence, including historical data and projections of future results, that it is more likely than not that its domestic deferred tax assets will not be realized due to the absence of objectively verifiable sources of taxable income. On the basis of this evaluation, the Company has recorded a valuation allowance of $11,933,700 and $11,592,900 as of August 31, 2023 and 2022, respectively, to recognize only the portion of the deferred tax assets that is more likely than not to be realized. The net deferred tax asset as of August 31, 2023 and 2022 relates entirely to non-US deferred tax assets which are expected to be realized offset by deferred tax liability for withholding tax on cumulative undistributed earnings in foreign subsidiaries and joint ventures that the Company determined were not essentially permanent. The change in the valuation allowance totaled an increase of $340,800 and $145,400 for the years ended August 31, 2023 and 2022, respectively.

The following is a tabular reconciliation of the total amounts of approximated unrecognized tax benefits:

	Fiscal Year Ended August 31,
	2023	2022
Gross unrecognized tax benefits – beginning balance	$319,000	$297,600
Gross increases – prior period tax positions	100	3,400
Gross increases – current period tax positions	42,100	18,000
Gross unrecognized tax benefits – ending balance	$361,200	$319,000

The entire amount of unrecognized tax benefits would affect the effective tax rate if recognized. It is not expected that the amount of unrecognized tax benefits will change significantly in the next 12 months.

The Company recognizes interest related to unrecognized tax benefits and penalties as income tax expense. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheet. There was no liability for the payment of interest and penalties as of both August 31, 2023 and August 31, 2022.

On August 16, 2022, the Inflation Reduction Act (“IRA”) was signed into law in the United States. Among other provisions, the IRA includes a 15% corporate minimum tax rate applied to certain large corporations and a 1% excise tax on corporate stock repurchases made after December 31, 2022. The IRA has not had a material impact on our consolidated financial statements.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. With few exceptions, as of August 31, 2023, the Company is no longer subject to federal, state, local, or foreign examinations by tax authorities for years prior to August 31, 2020.

16.	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company currently has operating leases for various buildings, equipment and vehicles. These leases are under non-cancelable operating lease agreements with expiration dates between September 30, 2022 and May 31, 2028. The Company has the option to extend certain leases to five or ten-year term(s) and has the right of first refusal on any sale.

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

Present Value of Leases

	August 31, 2023	August 31, 2022
Right-of-use assets, net	$428,874	$557,571

Current portion of lease liability	340,799	373,330
Lease liability, less current portion	88,075	184,241
Total lease liability	$428,874	$557,571

As of August 31, 2023, the weighted-average remaining lease term was 1.21 years. The Company’s lease agreements do not provide a readily determinable implicit rate nor is it available to the Company from its lessors. Instead, as of August 31, 2023, the Company estimates the weighted-average discount rate for its operating leases to be 7.6% to present value based on the incremental borrowing rate.

Future minimum payments as of August 31, 2023 under these long-term operating leases are as follows (in thousands):

Fiscal 2024	$340,799
Fiscal 2025	93,568
Fiscal 2026	11,166
Thereafter	9,639
Total future minimum lease payments	455,172
Less amount representing interest	(26,298)
Present value of obligations under operating leases	428,874
Less current portion	(340,799)
Long-term operating lease obligations	$88,075

Operating lease cost under these leases was approximately $373,330 and $272,336 as of August 31, 2023 and 2022, respectively.

Annual Bonus Plan

On August 28, 2023, the Compensation Committee of the Board of Directors of the Company approved the material terms of an annual bonus plan for the Company’s executive officers as well as certain officers and employees for the fiscal year ending August 31, 2024. For fiscal 2024, as in past years, the total amount available under the bonus plan for all plan participants, including executive officers, is dependent upon the Company’s earnings before interest, taxes, and other income (EBITOI), as adjusted to take into account amounts to be paid under the bonus plan and certain other adjustments (Adjusted EBITOI). Each plan participant’s percentage of the overall bonus pool is based upon the number of plan participants, the individual’s annual base salary, and the individual’s position and level of responsibility within the Company. In the case of each of the Company’s executive officer participants, 75% of the amount of their individual bonus payout will be determined based upon the Company’s actual EBITOI for fiscal 2024 compared to a pre-established target EBITOI for fiscal 2024, and 25% of the payout will be determined based upon such executive officer’s achievement of certain pre-established individual performance objectives. The payment of bonuses under the plan is discretionary, and bonuses may be paid to executive officer participants in both cash and shares of the Company’s common stock, the exact amount and percentages of which are determined by the Company’s Board of Directors, upon recommendation of the Compensation Committee, after the completion of the Company’s consolidated financial statements for fiscal 2024.

On August 26, 2022, the Compensation Committee of the Board of Directors of the Company approved the material terms of an annual bonus plan for the Company’s executive officers as well as certain officers and employees for the fiscal year ending August 31, 2023. $2,000,000 was recognized for bonuses for the fiscal year ended August 31, 2023, $800,000 of the bonus is comprised of stock options granted to management on September 1, 2022 that will be expensed over three years and $1,200,000 will be paid out in cash and profit sharing subsequent to year end. This is compared to $1,733,336 recognized for bonuses for the fiscal year ended August 31, 2022, $533,336 of the bonus comprised of stock options granted to management on September 1, 2021 and $1,200,000 was paid out in cash and profit sharing subsequent to year end.

Concentrations

Two joint ventures (consisting of the Company’s joint ventures in United States and South Korea) accounted for 40.1% of the Company’s trade joint venture receivables as of August 31, 2023, and two joint ventures (consisting of the Company’s joint ventures in South Korea and Thailand) accounted for 46.6% of the Company’s trade joint venture receivables as of August 31, 2022.

Legal Matters

From time to time, the Company is subject to various other claims and legal actions in the ordinary course of its business. The Company records a liability in its consolidated financial statements for costs related to claims, including future legal costs, settlements and judgments, where the Company has assessed that a loss is probable and an amount could be reasonably estimated. If the reasonable estimate of a probable loss is a range, the Company records the most probable estimate of the loss or the minimum amount when no amount within the range is a better estimate than any other amount. The Company discloses a contingent liability even if the liability is not probable or the amount is not estimable, or both, if there is a reasonable possibility that material loss may have been incurred. In the opinion of management, as of August 31, 2023, the amount of liability, if any, with respect to these matters, individually or in the aggregate, will not materially affect the Company’s consolidated results of operations, financial position, or cash flows.

17.	SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information consisted of:

	Fiscal Year Ended August 31,
	2023	2022
Cash paid for income tax	$1,064,894	$1,218,467
Cash paid for interest	461,805	89,096
Cash paid for operating leases	373,330	272,336

18.	FAIR VALUE MEASUREMENTS

Assets and liabilities that are measured at fair value on a recurring basis primarily relate to marketable equity securities. These items are marked-to-market at each reporting period, and the Company estimates that market value approximates costs.

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurements Using Inputs Considered as
	Fair value as of August 31, 2022	Level 1	Level 2	Level 3
Available for sale securities	$5,590	$5,590	$—	$—

There were no transfers between Level 1, Level 2, or Level 3 during the fiscal year ended August 31, 2023 or 2022.

19.	SUBSEQUENT EVENTS

On October 18, 2023, the Company’s Board of Directors declared a cash dividend of $0.07 per share of the Company’s common stock, payable on November 15, 2023 to stockholders of record on November 1, 2023. The declaration of future dividends is not guaranteed and will be determined by the Company’s Board of Directors in light of conditions then existing, including the Company’s earnings, financial condition, cash requirements, restrictions in financing agreements, business conditions, and other factors, including without limitation the effect of COVID-19 on its business, operating results, and financial condition.

Item 9.            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.         CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

NTIC maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to provide reasonable assurance that information required to be disclosed by NTIC in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to NTIC’s management, including NTIC’s principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. NTIC’s management evaluated, with the participation of its Chief Executive Officer and its Chief Financial Officer, the effectiveness of the design and operation of NTIC’s disclosure controls and procedures as of the end of the period covered in this report. Based on that evaluation, and because of a material weakness in NTIC’s control over the financial reporting as described below, NTIC’s Chief Executive Officer and Chief Financial Officer concluded that NTIC’s disclosure controls and procedures were not effective as of the end of such period to provide reasonable assurance that information required to be disclosed in the reports that NTIC files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to NTIC’s management, including NTIC’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

NTIC’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), for Northern Technologies International Corporation and its subsidiaries. This system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. . Management, with the participation of NTIC’s President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of NTIC’s internal control over financial reporting as of August 31, 2023. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013).  Based on this assessment, and because of the material weakness in NTIC’s control over the financial reporting as described below, management concluded that the Company’s internal control over financial reporting was not effective as of August 31, 2023.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law providing numerous tax provisions and other stimulus measures, including an employee retention credit, which is a refundable tax credit against certain employment taxes. The Taxpayer Certainty and Disaster Tax Relief Act of 2020 and the American Rescue Plan Act of 2021 extended and expanded the availability of the employee retention credit. NTIC engaged tax advisors of a Big 4 accounting firm which determined NTIC qualified for ERCs. NTIC qualified for employee retention credits on qualified wages paid in the first and second quarters of 2021 and filed for and recognized income from the employee retention credits in the second and third quarters of fiscal 2023.  In connection with the preparation of its consolidated financial statements for the fiscal year ended August 31, 2023 included in this report, NTIC concluded that it should have accounted for the employee retention credits as government grants in accordance with International Accounting Standard (IAS) 20, Accounting for Government Grants and Disclosure of Government Assistance (“IAS 20”) since U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) do not provide for the accounting of government grants. Pursuant to IAS 20, NTIC cannot recognize any income from the grant until it is “reasonably assured” that the grant conditions will be met and that the grant will be received, at which time grant income is recorded on a systematic basis over the periods in which NTIC recognizes the payroll expenses for which the grant is intended to compensate. In connection with the preparation of its consolidated financial statements for the fiscal year ended August 31, 2023 included in this report, NTIC determined that it was not yet reasonably assured that the grant conditions will be met, requiring the restatement of its previously issued consolidated financial statements for the three and six months ended February 28, 2023 and three and nine months ended May 31, 2023. This control deficiency resulted in the restatement of NTIC’s consolidated financial statements for the three and six months ended February 28, 2023 and the three and nine months ended May 31, 2023. Accordingly, management determined that this control deficiency constitutes a material weakness in NTIC’s internal control over financial reporting.

NTIC’s management is taking steps to remediate the material weakness in its internal control over financial reporting relating to the proper accounting treatment of the employee retention credits. These steps will include the preparation of a technical accounting memorandum for any material unusual transactions including careful evaluation of any probability assessments or other areas of judgement involved, such as the employee retention credits, to determine the correct accounting treatment for such transactions. Management believes the additional control procedures designed, and when implemented, will fully remediate the material weakness.

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

Changes in Internal Control over Financial Reporting

There was no change in NTIC’s internal control over financial reporting that occurred during the quarter ended August 31, 2023 that has materially affected or is reasonably likely to materially affect NTIC’s internal control over financial reporting.

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

Changes to Nomination Procedures

During the fourth quarter of fiscal 2023, there were no material changes to the procedures by which stockholders may recommend nominees to NTIC’s Board of Directors, as described in NTIC’s most recent proxy statement.

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

Item 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTER

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes outstanding options and other awards under NTIC’s equity compensation plans as of August 31, 2023. NTIC’s equity compensation plans as of August 31, 2023 were the Northern Technologies International Corporation Amended and Restated 2019 Stock Incentive Plan, the Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan, and the Northern Technologies International Corporation Employee Stock Purchase Plan. Except for automatic annual grants of $50,000 in options to purchase shares of NTIC common stock to NTIC’s directors in consideration for their services as directors of NTIC and an automatic annual grant of $10,000 in options to purchase shares of NTIC common stock to NTIC’s Chair of the Board in consideration for his services as Chair, in each case on the first day of each fiscal year, and automatic initial pro rata grants of $50,000 in options to purchase shares of NTIC common stock to NTIC’s new directors in consideration for their services as directors of NTIC on the first date of their appointment as directors, options and other awards granted in the future under the Northern Technologies International Corporation Amended and Restated 2019 Stock Incentive Plan are within the discretion of the Board of Directors and the Compensation Committee of the Board of Directors and, therefore, cannot be ascertained at this time. No future grants of options or other stock awards will be made under the Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan.

	(a)		(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,557,130	(1)(2)	$11.08	488,939	(3)
Equity compensation plans not approved by security holders	—		—	—
Total	1,557,130	(1)(2)	$11.08	488,939	(3)

______________________

(1)

Amount includes 439,560 shares of NTIC common stock issuable upon the exercise of stock options outstanding as of August 31, 2023 under the Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan and 1,117,570 shares of NTIC common stock issuable upon the exercise of stock options outstanding as of August 31, 2023 under the Northern Technologies International Corporation Amended and Restated 2019 Stock Incentive Plan.

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

(3)

Amount includes 426,904 shares available as of August 31, 2023 for future issuance under Northern Technologies International Corporation Amended and Restated 2019 Stock Incentive Plan and 62,035 shares available at August 31, 2023 for future issuance under the Northern Technologies International Corporation Employee Stock Purchase Plan.

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

Item No.	Item	Method of Filing
3.1	Restated Certificate of Incorporation of Northern Technologies International Corporation	Incorporated by reference to Exhibit 3.1 to NTIC’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2023 (File No. 001-11038)
3.2	Second Amended and Restated Bylaws of Northern Technologies International Corporation	Incorporated by reference to Exhibit 3.1 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 21, 2022 (File No. 001-11038)
4.1	Specimen Stock Certificate Representing Common Stock of Northern Technologies International Corporation	Incorporated by reference to Exhibit 4.1 to NTIC’s Registration Statement on Form 10 (File No. 001-19331) (Filed on paper - hyperlink is not required pursuant to Rule 105 of Regulation S-T)
4.2	Description of Common Stock of Northern Technologies International Corporation	Filed herewith
10.1	Northern Technologies International Corporation Amended and Restated 2019 Stock Incentive Plan*	Incorporated by reference to Exhibit 10.1 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 15, 2021 (File No. 001-11038)
10.2	Form of Incentive Stock Option Agreement for Northern Technologies International Corporation Amended and Restated 2019 Stock Incentive Plan*	Incorporated by reference to Exhibit 10.2 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 25, 2019 (File No. 001-11038)

10.3	Form of Non-Statutory Stock Option Agreement for Northern Technologies International Corporation Amended and Restated 2019 Stock Incentive Plan*	Incorporated by reference to Exhibit 10.3 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 25, 2019 (File No. 001-11038)
10.4	Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan*	Incorporated by reference to Exhibit 10.1 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 24, 2011 (File No. 001-11038)
10.5	Form of Incentive Stock Option Agreement for Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan*	Incorporated by reference to Exhibit 10.2 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 24, 2011 (File No. 001-11038)
10.6	Form of Non-Statutory Stock Option Agreement for Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan*	Incorporated by reference to Exhibit 10.3 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 24, 2011 (File No. 001-11038)
10.7	Northern Technologies International Corporation Employee Stock Purchase Plan*	Incorporated by reference to Exhibit 10.11 to NTIC’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 2006 (File No. 001-11038)
10.8	Material Terms of Northern Technologies International Corporation Annual Bonus Plan*	Incorporated by reference to Exhibit 10.6 to NTIC’s Annual Report on Form 10-K for the fiscal year ended August 31, 2015 (File No. 001-11038)
10.9	Form of Indemnification Agreement between Northern Technologies International Corporation and its Directors and Officers*	Incorporated by reference to Exhibit 10.1 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 23, 2019 (File No. 001-11038)
10.10	Executive Employment Agreement dated as of November 18, 2011 between Northern Technologies International Corporation and G. Patrick Lynch*	Incorporated by reference to Exhibit 10.13 to NTIC’s Annual Report on Form 10-K for the fiscal year ended August 31, 2011 (File No. 001-11038)
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

Incorporated by reference to Exhibit 10.16 to NTIC’s Annual Report on Form 10-K for the fiscal year ended August 31, 2011 (File No. 001-11038)
10.14	Credit Agreement between JPMorgan Chase Bank, N.A. and Northern Technologies International Corporation, dated December 19, 2022	Incorporated by reference to Exhibit 10.1 to NTIC’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2023 (File No. 001-11038)
10.15	Consulting Agreement dated January 11, 2017 by and among Northern Technologies International Corporation, BioPlastic Polymers LLC, and Ramani Narayan, Ph.D.	Incorporated by reference to Exhibit 10.2 to NTIC’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2016 (File No. 001-11038)
10.16	Amendment to Consulting Agreement effective January 11, 2022 by and among Northern Technologies International Corporation, BioPlastic Polymers LLC, and Ramani Narayan, Ph.D.	Incorporated by reference to Exhibit 10.24 to NTIC’s Annual Report on Form 10-K for the fiscal year ended August 31, 2022 (File No. 001-11038)
10.17	Real Estate Purchase and Sales Contract dated July 7, 2021 between NTIC (Shanghai) Co., Ltd. And Shanghai FASTO Investment Group Limited Company (Official Chinese Version)	Incorporated by reference to Exhibit 10.1 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 8, 2021 (File No. 001-11038)
10.18	Unofficial English Summary of Real Estate Purchase and Sales Contract dated July 7, 2021 between NTIC (Shanghai) Co., Ltd. and Shanghai FASTO Investment Group Limited Company	Incorporated by reference to Exhibit 10.2 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 8, 2021 (File No. 001-11038)
14.1	Code of Ethics	Incorporated by reference to Exhibit 14.1 to NTIC’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 2004 (File No. 001-11038)
21.1	Subsidiaries of the Registrant	Filed herewith
23.1	Consent of Baker Tilly US, LLP	Filed herewith
31.1	Certification of President and Chief Executive Officer Pursuant to SEC Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of President and Chief Executive Officer Pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer Pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
97.1	Northern Technologies International Corporation Clawback Policy	Filed herewith
101

The following materials from Northern Technologies International Corporation’s Annual Report on Form 10-K for the fiscal year ended August 31, 2023, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

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

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

November 21, 2023	By:	/s/ G. Patrick Lynch
G. Patrick Lynch
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ G. Patrick Lynch G. Patrick Lynch	President and Chief Executive Officer and Director (principal executive officer)	November 21, 2023

/s/ Matthew C. Wolsfeld, CPA Matthew C. Wolsfeld, CPA	Chief Financial Officer and Corporate Secretary (principal financial and accounting officer)	November 21, 2023

/s/ Richard J. Nigon Richard J. Nigon	Chairman of the Board	November 21, 2023

/s/ Nancy E. Calderon Nancy E. Calderon	Director	November 21, 2023

/s/ Sarah E. Kemp Sarah E. Kemp	Director	November 21, 2023

/s/ Sunggyu Lee, Ph.D. Sunggyu Lee, Ph.D.	Director	November 21, 2023

/s/ Ramani Narayan, Ph. D. Ramani Narayan, Ph.D.	Director	November 21, 2023

/s/ Cristina Pinho Cristina Pinho	Director	November 21, 2023

/s/ Konstantin von Falkenhausen Konstantin von Falkenhausen	Director	November 21, 2023