Form 10-Q
period 2023-11-30
NORTHERN TECHNOLOGIES INTERNATIONAL CORP
filed 2024-01-11
CIK 875582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2023

or

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

As of January 11, 2024, there were 9,427,598 shares of common stock of the registrant outstanding.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

FORM 10-Q

November 30, 2023

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

ii

PART I—FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AS OF NOVEMBER 30, 2023 (UNAUDITED) AND

AUGUST 31, 2023 (AUDITED)

	November 30, 2023	August 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,094,032	$5,406,173
Receivables:
Trade, excluding joint ventures, less allowance for doubtful accounts of $533,000 as of November 30, 2023 and August 31, 2023	14,239,360	15,645,130
Trade, joint ventures	778,625	187,912
Fees for services provided to joint ventures	1,220,680	1,296,594
Dividend receivable from joint venture	320,068	1,986,027
Income taxes	—	34,202
Inventories	12,592,515	13,096,489
Prepaid expenses	3,024,134	2,019,029
Total current assets	38,269,414	39,671,556

PROPERTY AND EQUIPMENT, NET	14,256,990	14,065,354
OTHER ASSETS:
Investments in joint ventures	24,599,520	23,705,714
Deferred income tax, net	521,329	530,944
Intangible asset, net	5,394,950	5,500,733
Goodwill	4,782,376	4,782,376
Patents and trademarks, net	650,022	658,752
Operating lease right of use asset	327,463	428,874
Total other assets	36,275,660	35,607,393
Total assets	$88,802,064	$89,344,303

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Line of credit	$3,000,000	$3,600,000
Term loan	2,810,686	2,757,176
Accounts payable	6,353,859	6,056,329
Income taxes payable	22,619	13,053
Accrued liabilities:
Payroll and related benefits	1,604,119	2,305,400
Other	1,831,105	1,648,615
Current portion of operating lease	231,881	340,799
Total current liabilities	15,854,269	16,721,372
LONG-TERM LIABILITIES:
Deferred income tax, net	1,836,059	1,836,059
Operating lease, less current portion	95,582	88,075
Total long-term liabilities	$1,931,641	$1,924,134

COMMITMENTS AND CONTINGENCIES (Note 12)

EQUITY:
Preferred stock, no par value; authorized 10,000 shares; none issued and outstanding	—	—
Common stock, $0.02 par value per share; authorized 15,000,000 shares as of November 30, 2023 and August 31, 2023; issued and outstanding 9,427,598 and 9,424,101, respectively	188,552	188,482
Additional paid-in capital	22,377,726	21,986,767
Retained earnings	51,240,016	51,004,427
Accumulated other comprehensive loss	(6,516,461)	(6,823,403)
Stockholders’ equity	67,289,833	66,356,273
Non-controlling interests	3,726,321	4,342,524
Total equity	71,016,154	70,698,797
Total liabilities and equity	$88,802,064	$89,344,303

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2023 AND 2022

	Three Months Ended
	November 30, 2023	November 30, 2022
NET SALES:
Net sales	$20,181,675	$19,952,766
Cost of goods sold	12,847,401	13,599,642
Gross profit	7,334,274	6,353,124

JOINT VENTURE OPERATIONS:
Equity in income from joint ventures	1,102,241	1,189,404
Fees for services provided to joint ventures	1,248,958	1,181,805
Total joint venture operations	2,351,199	2,371,209

OPERATING EXPENSES:
Selling expenses	3,686,058	3,507,434
General and administrative expenses	3,517,061	3,130,599
Research and development expenses	1,105,921	1,256,724
Total operating expenses	8,309,040	7,894,757

OPERATING INCOME	1,376,433	829,576

INTEREST INCOME	46,442	6,168
INTEREST EXPENSE	(111,138)	(91,331)
INCOME BEFORE INCOME TAX EXPENSE	1,311,737	744,413

INCOME TAX EXPENSE	226,796	110,733
NET INCOME	1,084,941	633,680

NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	189,420	131,438
NET INCOME ATTRIBUTABLE TO NTIC	$895,521	$502,242

NET INCOME ATTRIBUTABLE TO NTIC PER COMMON SHARE:
Basic	$0.09	$0.05
Diluted	$0.09	$0.05

WEIGHTED AVERAGE COMMON SHARES ASSUMED OUTSTANDING:
Basic	9,427,588	9,317,680
Diluted	9,706,581	9,718,931

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.07	$0.07

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2023 AND 2022

	Three Months Ended
	November 30, 2023	November 30, 2022
NET INCOME	$1,084,941	$633,680
OTHER COMPREHENSIVE INCOME (LOSS) – FOREIGN CURRENCY TRANSLATION ADJUSTMENT	301,319	(53,917)
COMPREHENSIVE INCOME	1,386,260	579,763
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	(183,797)	138,225
COMPREHENSIVE INCOME ATTRIBUTABLE TO NTIC	$1,202,463	$717,988

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2023 AND 2022

	STOCKHOLDERS’ EQUITY
					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	Controlling	Total
	Shares	Amount	Capital	Earnings	Income Loss	Interests	Equity
BALANCE AT AUGUST 31, 2022	9,232,483	$184,650	$19,939,131	$50,716,613	$(7,245,132)	$3,649,034	$67,244,296
Stock options exercised	130,254	2,605	413,958	—	—	—	416,563
Stock issued for employee stock purchase plan	3,620	72	38,624	—	—	—	38,696
Stock option expense	—	—	329,522	—	—	—	329,522
Dividend received by non-controlling interest	—	—	—	—	—	(80,000)	(80,000)
Dividends paid to shareholders	—	—	—	(655,645)	—	—	(655,645)
Net income	—	—	—	502,242	—	131,438	633,680
Comprehensive loss	—	—	—	—	(60,704)	6,787	(53,917)
BALANCE AT NOVEMBER 30, 2022	9,366,357	$187,327	$20,721,235	$50,563,210	$(7,305,836)	$3,707,259	$67,873,195

BALANCE AT AUGUST 31, 2023	9,424,101	$188,482	$21,986,767	$51,004,427	$(6,823,403)	$4,342,524	$70,698,797
Stock issued for employee stock purchase plan	3,496	70	40,026	—	—	—	40,096
Stock option expense	—	—	350,933	—	—	—	350,933
Dividend received by non-controlling interest	—	—	—	—	—	(800,000)	(800,000)
Dividends paid to shareholders	—	—	—	(659,932)	—	—	(659,932)
Net income	—	—	—	895,521	—	189,420	1,084,941
Comprehensive income	—	—	—	—	306,942	(5,623)	301,319
BALANCE AT NOVEMBER 30, 2023	9,427,597	$188,552	$22,377,726	$51,240,016	$(6,516,461)	$3,726,321	$71,016,154

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2023 AND 2022

	Three Months Ended
	November 30, 2023	November 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,084,941	$633,680
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	350,933	329,522
Depreciation expense	307,010	262,876
Amortization expense	147,655	147,811
Equity in income from joint ventures	(1,102,241)	(1,189,404)
Dividends received from joint ventures	371,103	3,042,688
Deferred income taxes	15,335	(54,376)
Changes in current assets and liabilities:
Receivables:
Trade, excluding joint ventures	1,385,108	(539,925)
Trade, joint ventures	(590,713)	104,260
Fees for services provided to joint ventures	75,914	641,639
Dividends receivable from joint venture	1,986,027	—
Income taxes	(285,866)	(226,731)
Inventories	525,559	948,661
Prepaid expenses and other	(929,250)	(252,301)
Accounts payable	270,194	(1,573,008)
Income tax payable	9,594	(18,407)
Accrued liabilities	(544,411)	(254,442)
Net cash provided by operating activities	3,076,892	2,002,543

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(390,729)	(409,094)
Investments in patents	(33,142)	(44,445)
Net cash used in investing activities	(423,871)	(453,539)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments on line of credit	(600,000)	(450,000)
Dividends paid on NTIC common stock	(659,932)	(655,645)
Proceeds from the exercise of stock options	—	416,563
Dividends received by non-controlling interest	(800,000)	(80,000)
Proceeds from employee stock purchase plan	40,096	38,696
Net cash used in financing activities	(2,019,836)	(730,386)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS:	54,673	(86,187)

NET INCREASE IN CASH AND CASH EQUIVALENTS	687,858	732,431
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,406,174	5,333,890

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,094,032	$6,066,321

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.         INTERIM FINANCIAL INFORMATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all necessary adjustments, which are of a normal recurring nature, and present fairly the consolidated financial position of Northern Technologies International Corporation and its subsidiaries (the Company) as of November 30, 2023 and August 31, 2023 and the results of the Company’s operations for the three months ended November 30, 2023 and 2022, the changes in stockholders’ equity for the three months ended November 30, 2023 and 2022 and the Company’s cash flows for the three months ended November 30, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).

These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s annual report on Form 10-K for the fiscal year ended August 31, 2023. These consolidated financial statements also should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section appearing in this report.

Operating results for the three months ended November 30, 2023 are not necessarily indicative of the results that may be expected for the full fiscal year ending August 31, 2024.

The Company evaluates events occurring after the date of the consolidated financial statements, through the date the consolidated financial statements were available to be issued, requiring recording or disclosure in the consolidated financial statements.

2.          ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, Measurement of Credit Losses on Financial Instruments, which revises guidance for the accounting for credit losses on financial instruments within its scope, and in November 2018, issued ASU No. 2018-19 and in April 2019, issued ASU No. 2019-04 and in May 2019, issued ASU No. 2019-05, and in November 2019, issued ASU No. 2019-11, which amended the standard. The new standard introduces an approach, based on expected losses, to estimate credit losses on certain types of financial instruments and modifies the impairment model for available-for-sale debt securities. The new approach to estimating credit losses (referred to as the current expected credit losses model) applies to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt securities, net investments in leases and off-balance-sheet credit exposures. This ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Entities are required to apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company adopted this pronouncement on September 1, 2023 which did not have a material impact on the Company’s consolidated financial position or operating results.

3.         INVENTORIES

Inventories consisted of the following:

	November 30, 2023	August 31, 2023
Production materials	$4,580,739	$4,960,355
Finished goods	8,011,776	8,136,134
	$12,592,515	$13,096,489

4.         PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	November 30, 2023	August 31, 2023
Land	$496,965	$496,965
Buildings and improvements	17,649,550	17,250,392
Machinery and equipment	6,050,458	5,984,364
	24,196,973	23,731,721
Less accumulated depreciation	(9,939,983)	(9,666,367)
	$14,256,990	$14,065,354

Depreciation expense was $307,010 for the three months ended November 30, 2023, compared to $262,876 for the three months ended November 30, 2022.

5.         INTANGIBLE ASSETS, NET

Intangible assets, net consisted of the following:

	As of November 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and trademarks	$3,372,859	$(2,722,837)	$650,022
Customer relationships	6,347,000	(952,050)	5,394,950
Total intangible assets, net	$9,719,859	$(3,674,887)	$6,044,972

	As of August 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and trademarks	$3,339,717	$(2,680,965)	$658,752
Customer relationships	6,347,000	(846,267)	5,500,733
Total intangible assets, net	$9,686,717	$(3,527,232)	$6,159,485

Amortization expense related to intangible assets was $147,655 and $147,811 for the three months ended November 30, 2023 and 2022, respectively.

As of November 30, 2023, future amortization expense related to intangible assets for each of the next five fiscal years and thereafter is estimated as follows:

Fiscal 2024	$528,439
Fiscal 2025	543,721
Fiscal 2026	517,990
Fiscal 2027	492,221
Fiscal 2028	479,012
Thereafter	3,483,589
Total	$6,044,972

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

Financial information from the audited and unaudited financial statements of the Company’s joint venture in Germany, Excor Korrosionsschutz – Technologien und Produkte GmbH (EXCOR), and all the Company’s other joint ventures are summarized as follows:

	As of November 30, 2023
	Total	EXCOR	All Other
Current assets	$58,856,062	$28,976,285	$29,879,777
Total assets	63,316,496	31,258,136	32,058,360
Current liabilities	13,323,941	2,674,730	10,649,211
Noncurrent liabilities	300,465	—	300,465
Joint ventures’ equity	49,692,091	28,583,406	21,108,685
NTIC’s share of joint ventures’ equity	24,599,516	14,291,705	10,307,811
NTIC’s share of joint ventures’ undistributed earnings	23,654,848	14,260,800	9,394,048

	Three Months Ended November 30, 2023
	Total	EXCOR	All Other
Net sales	$23,560,661	$8,420,960	$15,139,701
Gross profit	10,103,800	4,375,075	5,728,725
Net income	2,204,482	1,026,907	1,177,575
NTIC’s share of equity in income from joint ventures	1,102,241	513,453	588,788
NTIC’s dividends received from joint ventures	371,104	—	371,104

	As of August 31, 2023
	Total	EXCOR	All Other
Current assets	$55,339,662	$27,862,458	$27,477,204
Total assets	59,729,348	30,054,277	29,675,071
Current liabilities	11,464,247	2,687,064	8,777,183
Noncurrent liabilities	323,762	—	323,762
Joint ventures’ equity	47,941,339	27,367,213	20,574,126
NTIC’s share of joint ventures’ equity	23,705,714	13,683,608	10,022,106
NTIC’s share of joint ventures’ undistributed earnings	20,493,861	12,075,524	8,418,337

	Three Months Ended November 30, 2022
	Total	EXCOR	All Other
Net sales	$24,730,289	$10,145,921	$14,584,368
Gross profit	9,693,568	4,720,042	4,973,526
Net income	2,646,908	1,742,287	904,621
NTIC’s share of equity in income from joint ventures	1,189,400	871,144	318,260
NTIC’s dividends received from joint ventures	3,042,688	2,459,500	583,188

7.         CORPORATE DEBT

On January 6, 2023, the Company entered into a Credit Agreement (the Credit Agreement) with JPMorgan Chase Bank, N.A. (JPM), which provides the Company with a senior secured revolving line of credit (the Credit Facility) of up to $10.0 million, which includes a $5.0 million sublimit for standby letters of credit. Borrowings of $3,000,000 and $3,600,000 under this Credit Agreement were outstanding as of November 30, 2023 and August 31, 2023, respectively.

Unless terminated earlier, the principal amount under the Credit Facility, together with all accrued unpaid interest and other amounts owing thereunder, if any, will be payable in full on the maturity date. On January 5, 2024, the Company and JPM renewed its Credit Agreement to extend the maturity date of the Credit Facility from January 6, 2024 to January 6, 2025. All other terms of the Credit Facility and the Credit Agreement remain the same.

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

The Credit Agreement contains customary affirmative and negative covenants, including, among other matters, limitations on the Company’s ability to incur additional debt, grant liens, engage in certain business operations and transactions, make certain investments, modify its organizational documents or form any new subsidiaries, subject to certain exceptions. Further, the Credit Agreement contains a negative covenant that restricts the ability of the Company to redeem or repurchase its common stock or pay dividends if the result of which would cause an event of default under the Credit Agreement. The Credit Agreement also requires the Company to maintain a Fixed Charge Coverage Ratio of at least 1.25 to 1.00. The term “Fixed Charge Coverage Ratio” means the ratio, computed for the Company on a consolidated basis, of net income plus income tax expense, plus amortization expense, plus depreciation expense, plus interest expense, and plus dividends received from joint ventures, minus unfinanced capital expenditures and equity in income from joint ventures, all computed for the twelve month period then ending, to scheduled principal payments made, plus scheduled finance lease payments made, plus interest expense paid, plus income tax expense paid, and plus cash distributions and dividends paid, all computed for the same twelve month period then ending. The Company was in compliance with all covenants as of November 30, 2023.

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

On each of April 10, 2023 and May 30, 2023, the Company’s wholly-owned subsidiary in China, NTIC China, entered into a loan agreement with China Construction Bank Corporation. Each term loan provided NTIC China with a RMB 10,000,000 (USD $1.45 million). Each of the term loans matures after one year with the principal due at that time, after which an extension of the loan agreement is required. Both term loans have an annual interest rate of 3.25% with interest due monthly. Both term loans are secured by an office building owned by NTIC China and the loan agreements contain certain financial and other covenants. The Company was in compliance with the covenants as of November 30, 2023. The current outstanding balance for both term loans was USD $2,810,686 as of November 30, 2023 and USD $2,757,176 as of August 31, 2023.

8.         STOCKHOLDERS’ EQUITY

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

During the three months ended November 30, 2023 and 2022, the Company repurchased no shares of its common stock.

The Company issued 3,496 and 3,620 shares of common stock on September 1, 2023 and 2022, respectively, under the Northern Technologies International Corporation Employee Stock Purchase Plan (the ESPP). The ESPP is compensatory for financial reporting purposes. As of November 30, 2023, 58,538 shares of common stock remained available for sale under the ESPP.

9.         NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share assumes the exercise of stock options using the treasury stock method, if dilutive.

The following is a reconciliation of the net income per share computation for the three months ended November 30, 2023 and 2022:

	Three Months Ended
	November 30, 2023	November 30, 2022
Numerator:
Net income attributable to NTIC	$895,521	$502,242

Denominator:
Basic – weighted shares outstanding	9,427,588	9,317,680
Weighted shares assumed upon exercise of stock options	278,993	401,251
Diluted – weighted shares outstanding	9,706,581	9,718,931
Basic net income per share:	$0.09	$0.05
Diluted net income per share:	$0.09	$0.05

The dilutive impact summarized above relates to the periods when the average market price of the Company’s common stock exceeded the exercise price of the potentially dilutive option securities granted. Net income per common share was based on the weighted average number of common shares outstanding during the periods when computing basic net income per share. When dilutive, stock options are included as equivalents using the treasury stock market method when computing the diluted net income per share. Excluded from the computation of diluted net income per share for the three months ended November 30, 2023 were options outstanding to purchase 580,869 shares of common stock. Excluded from the computation of diluted net income per share for the three months ended November 30, 2022 were options outstanding to purchase 305,514 shares of common stock.

10.         STOCK-BASED COMPENSATION

A summary of stock option activities under the Northern Technologies International Corporation Amended and Restated 2019 Stock Incentive Plan (the 2019 Plan) and the Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan (the 2007 Plan) is as follows:

	Number of Options Outstanding	Weighted Average Exercise Price
Outstanding as of August 31, 2023	1,557,131	$11.08
Granted	269,845	$13.25
Exercised	—	—
Cancelled/Forfeited	—	—
Outstanding as of November 30, 2023	1,826,976	$11.40

The weighted average per share fair value of options granted during the three months ended November 30, 2023 and 2022 was $5.05 and $4.85, respectively. The weighted average remaining contractual life of the options outstanding as of November 30, 2023 and 2022 was 6.55 years and 6.66 years, respectively.

The Company recognized compensation expense of $350,933 and $329,522 during the three months ended November 30, 2023 and 2022, respectively. As of November 30, 2023, there was $2,037,871 of unrecognized compensation expense. The amount is expected to be recognized over a period of 2.75 years.

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

The following table sets forth the Company’s net sales for the three months ended November 30, 2023 and 2022 by segment:

	Three Months Ended
	November 30, 2023	November 30, 2022
ZERUST® net sales	$15,405,745	$15,370,001
Natur-Tec® net sales	4,775,930	4,582,765
Total net sales	$20,181,675	$19,952,766

The following table sets forth the Company’s cost of goods sold for the three months ended November 30, 2023 and 2022 by segment:

	November 30, 2023	% of Product Sales*	November 30, 2022	% of Product Sales*
Direct cost of goods sold
ZERUST®	$8,744,024	56.8%	$9,179,254	59.7%
Natur-Tec®	3,228,583	67.6%	3,570,673	77.9%
Indirect cost of goods sold	874,794	NA	849,715	NA
Total net cost of goods sold ….	$12,847,401		$13,599,642

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

Geographic Information

Net sales by geographic location for the three months ended November 30, 2023 and 2022 were as follows:

	Three Months Ended
	November 30, 2023	November 30, 2022
Inside the U.S.A. to unaffiliated customers	$12,097,843	$7,478,161
Outside the U.S.A. to:
Joint ventures in which the Company is a shareholder directly and indirectly	851,452	633,465
Unaffiliated customers	7,232,380	11,841,140
	$20,181,675	$19,952,766

Net sales by geographic location are based on the location of the customer.

Fees for services provided to joint ventures by geographic location as a percentage of total fees for services provided to joint ventures during the three months ended November 30, 2023 and 2022 were as follows:

	Three Months Ended
	November 30, 2023	% of Total Fees for Services Provided to Joint Ventures	November 30, 2022	% of Total Fees for Services Provided to Joint Ventures
Germany	$205,643	16.5%	$193,828	16.4%
Poland	198,017	15.9%	186,696	15.8%
Japan	136,081	10.9%	147,920	12.5%
France	121,966	9.8%	109,357	9.3%
Sweden	110,536	8.9%	100,436	8.5%
Finland	103,744	8.3%	90,432	7.7%
Thailand	79,438	6.4%	82,956	7.0%
Czech Republic	77,812	6.2%	80,332	6.8%
South Korea	74,957	6.0%	63,395	5.4%
United Kingdom	63,149	5.1%	57,691	4.9%
Other	77,615	6.2%	68,762	5.7%
	$1,248,958	100.0%	$1,181,805	100.0%

The geographical distribution of total property and equipment and net sales is as follows:

	At November 30, 2023	At August 31, 2023
China	$5,801,146	$5,729,080
Other	817,898	745,469
United States	7,637,946	7,590,805
Total property and equipment, net	$14,256,990	$14,065,354

	Three Months Ended
	November 30, 2023	November 30, 2022
China	$3,678,523	$3,746,640
Brazil	1,529,623	1,367,418
India	5,180,391	4,846,927
Other	2,560,757	2,513,620
United States	7,232,381	7,478,161
Total net sales	$20,181,675	$19,952,766

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

12.         COMMITMENTS AND CONTINGENCIES

Concentrations

Three joint ventures (consisting of the Company’s joint ventures in Korea, Thailand and Japan) accounted for 68.2% of the Company’s trade joint venture receivables as of November 30, 2023, and two joint ventures (consisting of the Company’s joint ventures in United States and South Korea) accounted for 40.1% of the Company’s trade joint venture receivables as of August 31, 2023.

Legal Matters

From time to time, the Company is subject to various other claims and legal actions in the ordinary course of its business. The Company records a liability in its consolidated financial statements for costs related to claims, including future legal costs, settlements and judgments, where the Company has assessed that a loss is probable, and an amount could be reasonably estimated. If the reasonable estimate of a probable loss is a range, the Company records the most probable estimate of the loss or the minimum amount when no amount within the range is a better estimate than any other amount. The Company discloses a contingent liability even if the liability is not probable or the amount is not estimable, or both, if there is a reasonable possibility that material loss may have been incurred. In the opinion of management, as of November 30, 2023, the amount of liability, if any, with respect to these matters, individually or in the aggregate, will not materially affect the Company’s consolidated results of operations, financial position or cash flows.

13.         SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information consisted of:

	Three Months Ended
	November 30, 2023	November 30, 2022
Cash paid for interest	$111,138	$91,331

14.         INCOME TAXES

Income tax expense for the three months ended November 30, 2023 was $226,796 compared to $110,733 for the three months ended November 30, 2022. The expense was largely due to foreign operations. The Company has federal and state tax credit carry forwards, net operating loss carry forwards and foreign tax carry forwards. The Company has recorded a full valuation allowance against the U.S. deferred tax assets as of November 30, 2023 and August 31, 2023.

ITEM 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis provides material historical and prospective disclosures intended to enable investors and other users to assess NTIC’s financial condition and results of operations. Statements that are not historical are forward-looking and involve risks and uncertainties discussed under the heading “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward-Looking Statements” in this report and under “Part 1. Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended August 31, 2023. The following discussion of the results of the operations and financial condition of NTIC should be read in conjunction with NTIC’s consolidated financial statements and the related notes thereto included under the heading “Part I. Item 1. Financial Statements.”

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

Highlights of NTIC’s financial results for the three months ended November 30, 2023 include the following, with increases or decreases in each case as compared to the prior fiscal year quarterly period:

●

NTIC’s consolidated net sales increased 1.1% during the three months ended November 30, 2023 compared to the three months ended November 30, 2022 primarily as a result of an increase in sales of Natur-Tec® products. During the three months ended November 30, 2023, 76.3% of NTIC’s consolidated net sales were derived from sales of ZERUST® products and services and 23.7% of NTIC’s consolidated net sales were derived from sales of Natur-Tec®.

●

Cost of goods sold as a percentage of net sales decreased to 63.7% during the three months ended November 30, 2023, compared to 68.2% during the three months ended November 30, 2022 primarily as a result of lower raw material prices overall.

●

NTIC’s equity in income from joint ventures decreased 7.3% to $1,102,241 during the three months ended November 30, 2023 compared to $1,189,404 during the three months ended November 30, 2022. This decrease was primarily due to a decrease in net income at NTIC’s joint venture in Germany, partially offset by increases at the majority of the other joint ventures. Net sales at the joint ventures decreased 4.7% to $23,560,661 during the three months ended November 30, 2023, compared to $24,730,289 for the three months ended November 30, 2022.

●

NTIC’s total operating expenses increased 5.2% to $8,309,040 during the three months ended November 30, 2023 compared to $7,894,757 for the three months ended November 30, 2022. This increase was primarily due to increased personnel expenses, including new hires, benefits and travel.

●

NTIC incurred net income attributable to NTIC of $895,521, or $0.09 per diluted common share, for the three months ended November 30, 2023 compared to net income attributable to NTIC of $502,242, or $0.05 per diluted common share, for the three months ended November 30, 2022.

Results of Operations

The following table sets forth NTIC’s results of operations for the three months ended November 30, 2023 and 2022.

	Three Months Ended
	November 30, 2023	% of Net Sales	November 30, 2022	% of Net Sales	$ Change	% Change
Net sales	$20,181,675	n/a	$19,952,766	n/a	$228,909	1.1%
Cost of goods sold	12,847,401	63.7%	13,599,642	68.2%	(752,241)	(5.5% )

Equity in income from joint ventures	1,102,241	n/a	1,189,404	n/a	(87,163)	(7.3% )
Fees for services provided to joint ventures	1,248,958	n/a	1,181,805	n/a	67,153	5.7%

Selling expenses	3,686,058	18.3%	3,507,434	17.6%	178,624	5.1%
General and administrative expenses	3,517,061	17.4%	3,130,599	15.7%	386,462	12.3%
Research and development expenses	1,105,921	5.5%	1,256,724	6.3%	(150,803)	(12.0% )

Net Sales. NTIC’s consolidated net sales increased 1.1% to $20,181,675 during the three months ended November 30, 2023 compared to the three months ended November 30, 2022. This increase was primarily a result of an increase in sales of Natur-Tec® products.

The following table sets forth NTIC’s net sales by product segment for the three months ended November 30, 2023 and 2022:

	Three Months Ended
	November 30, 2023	November 30, 2022	$ Change	% Change
Total ZERUST® sales	$15,405,745	$15,370,001	$35,744	0.2%
Total Natur-Tec® sales	4,775,930	4,582,765	193,165	4.2%
Total net sales	$20,181,675	$19,952,766	$228,909	1.1%

During the three months ended November 30, 2023, 76.3% of NTIC’s consolidated net sales were derived from sales of ZERUST® products and services, which increased 0.2% to $15,405,745 during the three months ended November 30, 2023 compared to $15,370,001 during the three months ended November 30, 2022. This increase was primarily a result of increased demand in North America.

The following table sets forth NTIC’s net sales of ZERUST® products for the three months ended November 30, 2023 and 2022:

	Three Months Ended
	November 30, 2023	November 30, 2022	$ Change	% Change
ZERUST® industrial net sales	$13,903,431	$13,748,104	$115,327	1.1%
ZERUST® oil & gas net sales	1,502,314	1,621,897	(119,583)	(7.4% )
Total ZERUST® net sales	$15,405,745	$15,370,001	$35,744	0.2%

NTIC’s total ZERUST® net sales increased during the three months ended November 30, 2023, compared to the same prior fiscal year period, primarily due to increased demand in North American ZERUST® industrial business. Overall, demand for ZERUST® products and services depends heavily on the overall health of the markets in which NTIC sells its products, including the automotive, oil and gas, agriculture, and mining markets in particular.

ZERUST® oil and gas net sales decreased 7.4% during the three months ended November 30, 2023 compared to the same period last fiscal year primarily as a result of timing on the delivery of various orders that were not shipped prior to the end of the quarter. NTIC anticipates that its sales of ZERUST® products and services to the oil and gas industry will continue to remain subject to significant volatility from quarter to quarter as sales are recognized. Demand for oil and gas products around the world depends primarily on market acceptance and the reach of NTIC’s distribution network. Because of the typical size of individual orders and overall size of NTIC’s net sales derived from sales of oil and gas products, the timing of one or more orders can materially affect NTIC’s quarterly sales compared to prior fiscal year quarters.

During the three months ended November 30, 2023, 23.7% of NTIC’s consolidated net sales were derived from sales of Natur-Tec® products, compared to 23.0% during the three months ended November 30, 2022. Sales of Natur-Tec® products increased 4.2% to $4,775,930 during the three months ended November 30, 2023 compared to $4,582,765 during the three months ended November 30, 2022 as a result of increased global demand. The demand for Natur-Tec® products in most markets has returned to pre-pandemic levels; however, there are lingering effects of COVID-19 in the apparel industry, as well as corporate office complexes.

Cost of Goods Sold. Cost of goods sold decreased 5.5% for the three months ended November 30, 2023 compared to the three months ended November 30, 2022 primarily as a result of lower raw material prices overall. Cost of goods sold as a percentage of net sales decreased to 63.7% for the three months ended November 30, 2023 compared to 68.2% for the three months ended November 30, 2022 primarily as a result of these lower raw material prices. NTIC has taken certain actions to address inflationary pressures and pass on related cost increases to its customers and some improvements from these actions, as well as some improvements in gross margin, were realized during the three months ended November 30, 2023.

Equity in Income from Joint Ventures. NTIC’s equity in income from joint ventures decreased 7.3% to $1,102,241 during the three months ended November 30, 2023 compared to $1,189,404 during the three months ended November 30, 2022. This decrease was primarily due to a decrease in net income at NTIC’s joint venture in Germany, partially offset by increases at the majority of the other joint ventures. NTIC’s equity in income from joint ventures fluctuates based on net sales and profitability of the joint ventures during the respective periods. Of the total equity in income from joint ventures, NTIC had equity in income from joint ventures of $513,453 attributable to EXCOR during the three months ended November 30, 2023 compared to $871,144 attributable to EXCOR during the three months ended November 30, 2022. This decrease was primarily a result of a decrease in net sales by EXCOR compared to the same prior fiscal year period, due primarily to the loss of a customer and softer demand within the region related to higher energy prices and other externalities linked to the war between Ukraine and Russia. NTIC had equity in income from all other joint ventures of $588,788 during the three months ended November 30, 2023, compared to $318,260 during the three months ended November 30, 2022.

Fees for Services Provided to Joint Ventures.  NTIC recognized fee income for services provided to joint ventures of $1,248,958 during the three months ended November 30, 2023 compared to $1,181,805 during the three months ended November 30, 2022, representing an increase of 5.7%, or $67,153.  Fee income for services provided to joint ventures is traditionally a function of the sales made by NTIC’s joint ventures; however, at various joint ventures, the fee income for services is a fixed amount that does not fluctuate with the change in sales which was experienced by certain joint ventures during the three months ended November 30, 2023. Total net sales of NTIC’s joint ventures decreased to $23,560,661 during the three months ended November 30, 2023 compared to $24,730,289 for the three months ended November 30, 2022, representing a decrease of 4.7%. This decrease was primarily a result of decreased demand during the three months ended November 30, 2023 at NTIC’s joint venture in Germany due primarily to the loss of a customer and softer demand within the region, as described above. Net sales of NTIC’s joint ventures are not included in NTIC’s product sales and are not included in NTIC’s consolidated financial statements. Of the total fee income for services provided to joint ventures, fees of $205,643 were attributable to EXCOR during the three months ended November 30, 2023 compared to $193,828 attributable to EXCOR during the three months ended November 30, 2022

Selling Expenses. NTIC’s selling expenses increased 5.1% for the three months ended November 30, 2023 compared to the same period in fiscal 2023 due primarily to an increase in personnel expense during the current fiscal year period compared to the same prior fiscal year period. Selling expenses as a percentage of net sales increased to 18.3% for the three months ended November 30, 2023 compared to 17.6% during the three months ended November 30, 2022 primarily due to increased selling expenses, as noted above.

General and Administrative Expenses. NTIC’s general and administrative expenses increased 12.3% for the three months ended November 30, 2023 compared to the same period in fiscal 2023 primarily due to increased professional services and travel and personnel expenses during the current fiscal year period compared to the same prior fiscal year period. As a percentage of net sales, general and administrative expenses increased to 17.4% for the three months ended November 30, 2023 from 15.7% for the three months ended November 30, 2022 primarily due to the increase in general and administrative expenses, as noted above.

Research and Development Expenses. NTIC’s research and development expenses decreased 12.0% for the three months ended November 30, 2023 compared to the same period in fiscal 2023 primarily due to the timing of expenses incurred and a decrease in expenses associated with development efforts.

Interest Income. NTIC’s interest income increased to $46,442 during the three months ended November 30, 2023 compared to $6,168 during the three months ended November 30, 2022 primarily due to changes to the invested cash balances at subsidiaries.

Interest Expense. NTIC’s interest expense increased to $111,138 during the three months ended November 30, 2023 compared to $91,331 during the three months ended November 30, 2022 primarily due to increased average interest rates during the current fiscal year period.

Income Before Income Tax Expense. NTIC had income before income tax expense of $1,311,737 for the three months ended November 30, 2023 compared to income before income tax expense of $744,413 for the three months ended November 30, 2022.

Income Tax Expense. Income tax expense was $226,796 during the three months ended November 30, 2023 compared to $110,733 during the three months ended November 30, 2022. Income tax expense was calculated based on management’s estimate of NTIC’s annual effective income tax rate.

NTIC considers the earnings of certain foreign joint ventures to be indefinitely invested outside the United States on the basis of estimates that NTIC’s future domestic cash generation will be sufficient to meet future domestic cash needs. As a result, U.S. income and foreign withholding taxes have not been recognized on the cumulative undistributed earnings of $23,654,848 and $20,493,861 as of November 30, 2023 and August 31, 2023, respectively. To the extent undistributed earnings of NTIC’s joint ventures are distributed in the future, they are not expected to result in any material additional income tax liability after the application of foreign tax credits.

Net Income Attributable to NTIC. Net income attributable to NTIC increased to $895,521, or $0.09 per diluted common share, for the three months ended November 30, 2023 compared to $502,242, or $0.05 per diluted common share, for the three months ended November 30, 2022. This increase was primarily due to the increase in gross profit, partially offset by the increase in operating expenses.

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

Other Comprehensive Income – Foreign Currency Translations Adjustment. The changes in the foreign currency translations adjustment were due to the fluctuation of the U.S. dollar compared to the Euro and other foreign currencies during the three months ended November 30, 2023 compared to the same period in fiscal 2023.

Liquidity and Capital Resources

Sources of Cash and Working Capital. NTIC’s working capital, defined as current assets less current liabilities, was $22,415,145 as of November 30, 2023, including $6,094,032 in cash and cash equivalents, compared to $22,950,184 as of August 31, 2023, including $5,406,173 in cash and cash equivalents.

NTIC believes that a combination of its existing cash and cash equivalents, available for sale securities, forecasted cash flows from future operations, anticipated distributions of earnings, anticipated fees to NTIC for services provided to its joint ventures, and funds available through existing or anticipated financing arrangements will be adequate to fund its existing operations, investments in new or existing joint ventures or subsidiaries, capital expenditures, debt repayments, cash dividends, and any stock repurchases for at least the next 12 months. During the remainder of fiscal 2024, NTIC expects to continue to invest through its use of working capital in Zerust India, NTIC China, NTI Europe, its joint ventures, research and development, marketing efforts, resources for the application of its corrosion prevention technology in the oil and gas industry, and its Natur-Tec® bio-plastics business, although the amounts of these various investments are not known at this time.

NTIC also expects to use some of its capital resources to continue to transition some of its joint ventures as needed or appropriate, which may include additional acquisitions by NTIC of the remaining ownership interests of joint ventures not owned by NTIC, the formation of one or more new subsidiaries to assume the operations of a joint venture, and dissolutions or liquidations of one or more of its joint ventures. Some of these joint venture transitions may materially impact NTIC’s results of operations for a particular reporting period. For example, the formation of a new indirect, majority owned subsidiary of NTIC to assume the operations of a former joint venture increased NTIC’s operating expenses during the three months ended November 30, 2023.

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

Credit Agreement with JPMorgan Chase Bank, N.A. On January 6, 2023, NTIC entered into a Credit Agreement (the Credit Agreement) with JPMorgan Chase Bank, N.A. (JPM), which provides NTIC with a senior secured revolving line of credit (the Credit Facility) of up to $10.0 million, and replaced NTIC’s prior loan agreement with PNC Bank, National Association. The Credit Facility includes a $5.0 million sublimit for standby letters of credit. Borrowings of $3,000,000 were outstanding under the Credit Facility as of November 30, 2023.

Unless terminated earlier, the principal amount under the Credit Facility, together with all accrued unpaid interest and other amounts owing thereunder, if any, will be payable in full on the maturity date. On January 5, 2024, the Company and JPM renewed its  Credit Agreement to extend the maturity date of the Credit Facility from January 6, 2024 to January 6, 2025. All other terms of the Credit Facility and the Credit Agreement remain the same. It is anticipated that the Credit Facility will be renewed each year for one additional year for the immediate foreseeable future.

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

The Credit Agreement also contains customary events of default, including, without limitation, payment defaults, material inaccuracy of representations and warranties, covenant defaults, bankruptcy and insolvency proceedings, cross-defaults to certain other agreements, breach of any financial covenant and change of control. Upon the occurrence and during the continuance of any event of default, JPM may accelerate the payment of the obligations thereunder and exercise various other customary default remedies. As of November 30, 2023, NTIC was in compliance with all debt covenants under the Credit Agreement.

Other Credit Arrangements. On each of April 10, 2023 and May 30, 2023, the Company’s wholly-owned subsidiary in China, NTIC China, entered into a loan agreement with China Construction Bank Corporation. Each term loan provided NTIC China with a RMB 10,000,000 (USD $1.45 million). Each of the term loans matures after one year with the principal due at that time, after which an extension of the loan agreement is required. Both term loans have an annual interest rate of 3.25% with interest due monthly. Both term loans are secured by an office building owned by NTIC China and the loan agreements contain certain financial and other covenants. NTIC was in compliance with the covenants as of November 30, 2023. The current outstanding balance as of November 30, 2023 for both term loans is USD $2,810,686.

Uses of Cash and Cash Flow. Net cash provided by operating activities during the three months ended November 30, 2023 was $3,076,892, which resulted principally from a decrease in dividends receivable from joint venture and trade receivables, NTIC’s net income, dividends received from joint ventures, a decrease in inventories, depreciation and amortization expense, and stock-based compensation, partially offset by equity in income from joint ventures and an increase in prepaid expenses and other, technical fee receivables and accounts payable. Net cash provided by operating activities during the three months ended November 30, 2022 was $2,002,543, which resulted principally from dividends received from joint ventures, NTIC’s net income, an increase in inventories, depreciation and amortization expense, and stock-based compensation, partially offset by equity in income from joint ventures and an increase in accounts payable.

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

NTIC experienced a decrease in trade receivables and a decrease in inventory as of November 30, 2023 compared to August 31, 2023. Trade receivables, excluding joint ventures, as of November 30, 2023 decreased $1,405,769 compared to August 31, 2023, primarily related to the timing of collections.

Outstanding trade receivables, excluding joint ventures balances, decreased an average of 4 days to an average of 67 days from balances outstanding from these customers as of November 30, 2023 from an average of 71 days as of August 31, 2023.

Outstanding trade receivables from joint ventures as of November 30, 2023 increased $590,713 compared to August 31, 2023 primarily due to the timing of payments and orders. Outstanding balances from trade receivables from joint ventures increased an average of 49 days to an average of 83 days from balances outstanding from these customers as of November 30, 2023 from an average of 34 days as of August 31, 2023. The average days outstanding of trade receivables from joint ventures as of November 30, 2023 were primarily due to the receivables balances at Japan, Thailand and South Korea.

Outstanding receivables for services provided to joint ventures as of November 30, 2023 decreased $75,194 compared to August 31, 2023, and the average days to pay increased an average of 3 days to an average of 89 days from an average of 86 days as of August 31, 2023.

Net cash used in investing activities for the three months ended November 30, 2023 was $423,871, which was primarily the result of the purchases of property and equipment, and investments in patents. Net cash used in investing activities for the three months ended November 30, 2022 was $453,539, which was primarily the result of the purchases of property and equipment, and investments in patents.

Net cash used in financing activities for the three months ended November 30, 2023 was $2,019,836, which resulted from dividends paid to shareholders, the repayment of borrowings under the line of credit, and dividends received by non-controlling interests, partially offset by proceeds from NTIC’s employee stock purchase plan. Net cash used in financing activities for the three months ended November 30, 2022 was $730,386, which resulted from dividends paid to shareholders, the repayment of borrowings under the line of credit, and dividends received by non-controlling interests, partially offset by proceeds from the exercise of stock options and proceeds from NTIC’s employee stock purchase plan.

Share Repurchase Plan. On January 15, 2015, NTIC’s Board of Directors authorized the repurchase of up to $3,000,000 in shares of NTIC common stock through open market purchases or unsolicited or solicited privately negotiated transactions. This program has no expiration date but may be terminated by NTIC’s Board of Directors at any time. No repurchases occurred during the three months ended November 30, 2023. As of November 30, 2023, up to $2,640,548 in shares of NTIC common stock remained available for repurchase under NTIC’s stock repurchase program.

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

Capital Expenditures and Commitments. NTIC spent $390,729 on capital expenditures during the three months ended November 30, 2023, which related primarily to a new warehouse facility, equipment and facility improvements, including the purchase of the property immediately adjacent to NTIC’s headquarters in Circle Pines, Minnesota, which includes a 26,000 square foot industrial building, and related renovations. The building will be used primarily for warehousing space and light industrial production. NTIC expects to spend an aggregate of approximately $1,600,000 to $2,100,000 on capital expenditures during fiscal 2024, which it expects will relate primarily to the installation of new Enterprise Resource Planning (ERP) software system and the purchase of new equipment and facility improvements.

Inflation and Seasonality

Although inflation in the United States and abroad historically has had little effect on NTIC, inflationary pressures adversely affected NTIC’s gross margins during the first quarter of fiscal 2024. NTIC believes there is some seasonality in its business. NTIC anticipates its net sales in the second fiscal quarter may be adversely affected by the long Chinese New Year, the North American holiday season and overall less corrosion taking place at lower winter temperatures worldwide.

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

Any outstanding advances under NTIC’s Credit Facility with JPM bear interest at a floating rate, at the option of NTIC, equal to either the CB Floating Rate or the Adjusted SOFR Rate, as defined above. Borrowings of $3,000,000 were outstanding under the Credit Facility as of November 30, 2023.

Both term loans undertaken by NTIC China with China Construction Bank Corporation have an annual interest rate of 3.25% with interest due monthly. The current outstanding balance as of November 30, 2023 for both term loans is USD $2,810,686.

Critical Accounting Policies and Estimates

There have been no material changes to NTIC’s critical accounting policies and estimates from the information provided in “Part II. Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” included in NTIC’s annual report on Form 10-K for the fiscal year ended August 31, 2023.

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

Forward-looking statements are based on current expectations about future events affecting NTIC and are subject to uncertainties and factors that affect all businesses operating in a global market as well as matters specific to NTIC. These uncertainties and factors are difficult to predict, and many of them are beyond NTIC’s control. The following are some of the uncertainties and factors known to us that could cause NTIC’s actual results to differ materially from what NTIC has anticipated in its forward-looking statements:

●	The effect of worldwide disruption in supply issues on NTIC’s business, operating results and financial condition, which will likely continue through fiscal 2024, regardless of the status of COVID-19;

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

●

The effect of the ongoing war between Russia and Ukraine, and the effect of the war and the resulting sanctions by U.S. and European governments on commodity price fluctuations, which have decreased our margins and the margins of our joint ventures and resulted in decreased joint venture profitability, which will likely continue through the end of fiscal 2024;

●	The effect of the ongoing war between Israel and Hamas;

●	NTIC’s operations in China and the risks associated therewith, including trade or other issues that may result from increasing tensions between the U.S. and China;

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

●	Unforeseen product quality or other problems in the development, production, and usage of new and existing products;

●	Unforeseen production expenses incurred in connection with new customers and new products;

●	Loss of or changes in executive management or key employees and the need to hire and train local support in a timely manner in order to support customer needs;

●	Ability of management to manage around unplanned events;

●	Pending and future litigation;

●	NTIC’s reliance on its intellectual property rights and the absence of infringement of the intellectual property rights of others;

●	NTIC’s ability to maintain effective internal control over financial reporting, especially in light of its joint venture arrangements;

●	Changes in applicable laws or regulations and NTIC’s failure to comply with applicable laws, rules, and regulations;

●	Changes in generally accepted accounting principles and the effect of new accounting pronouncements;

●	NTIC’s ability to effectively remediate its material weakness and maintain effective internal control over financial reporting;

●	Fluctuations in NTIC’s effective tax rate;

●	The effect of extreme weather conditions on NTIC’s operating results; and

●	NTIC’s reliance upon its management information systems.

For more information regarding these and other uncertainties and factors that could cause NTIC’s actual results to differ materially from what NTIC has anticipated in its forward-looking statements or otherwise could materially adversely affect its business, financial condition or operating results, see NTIC’s annual report on Form 10-K for the fiscal year ended August 31, 2023 under the heading “Part I. Item 1A. Risk Factors.”

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

With respect to interest rate risk, any outstanding advances under NTIC’s Credit Facility with JPM bear interest at a floating rate, at the option of NTIC, equal to either the CB Floating Rate or the Adjusted SOFR Rate, as defined above. Borrowings of $3,000,000 were outstanding under the Credit Facility as of November 30, 2023. Both term loans undertaken by NTIC China with China Construction Bank Corporation have an annual interest rate of 3.25% with interest due monthly. The current outstanding balance as of November 30, 2023 for both term loans is USD $2,810,686.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

NTIC maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to provide reasonable assurance that information required to be disclosed by NTIC in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to NTIC’s management, including NTIC’s principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. NTIC’s management evaluated, with the participation of its Chief Executive Officer and its Chief Financial Officer, the effectiveness of the design and operation of NTIC’s disclosure controls and procedures as of the end of the period covered in this report. Based on that evaluation, and as a result of the material weakness in NTIC’s internal control over financial reporting discussed below, NTIC’s Chief Executive Officer and Chief Financial Officer concluded that NTIC’s disclosure controls and procedures were not effective as of the end of such period to provide reasonable assurance that information required to be disclosed in the reports that NTIC files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to NTIC’s management, including NTIC’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Previously Reported Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. NTIC did not maintain effective controls over the probability assessment associated with the recognition of income related to employee retention credits (ERCs).

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

NTIC’s management is taking steps to remediate the material weakness in its internal control over financial reporting relating to the proper accounting treatment of the ERCs. These steps include the preparation of a technical accounting memorandum for any material unusual transactions including careful evaluation of any probability assessments or other areas of judgment involved, such as the ERCs, to determine the correct accounting treatment for such transactions. Management believes the additional control procedures designed, and when implemented, will fully remediate the material weakness.

Changes in Internal Control over Financial Reporting

Other than the remediation steps discussed above, there was no change in NTIC’s internal control over financial reporting that occurred during the quarter ended November 30, 2023 that has materially affected or is reasonably likely to materially affect NTIC’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

See Note 12 to NTIC’s consolidated financial statements in Part I. Item 1. Financial Statements of this report.

ITEM 1A.         RISK FACTORS

This Item 1A. is inapplicable to NTIC as a smaller reporting company.

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Equity Securities

During the three months ended November 30, 2023, NTIC did not issue any shares of its common stock or other equity securities of NTIC that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

The following table shows NTIC’s first quarter of fiscal 2024 stock repurchase activity.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
September 1, 2023 through September 30, 2023	0	$0	0	(1)
October 1, 2023 through October 31, 2023	0	$0	0	(1)
November 1, 2023 through November 30, 2023	0	$0	0	(1)
Total	0	$0	0	(1)(2)

(1)

On January 15, 2015, NTIC’s Board of Directors authorized the repurchase of up to $3,000,000 in shares of NTIC common stock through open market purchases or unsolicited or solicited privately negotiated transactions. This program has no expiration date but may be terminated by NTIC’s Board of Directors at any time.

(2)	As of November 30, 2023, up to $2,640,548 in shares of NTIC common stock remained available for repurchase under NTIC’s stock repurchase program.

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.         MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.         OTHER INFORMATION

Extension of Credit Facility

On January 5, 2024, the Company and JPM renewed its Credit Agreement to extend the maturity date of the Credit Facility from January 6, 2024 to January 6, 2025. All other terms of the Credit Facility and the Credit Agreement remain the same. The foregoing represents only a summary of the material terms of the line of credit note, does not purport to be complete and is qualified in its entirety by reference to the complete text of the line of credit note, which is filed as Exhibit 10.1 to this report, and is incorporated by reference herein.

ITEM 6.         EXHIBITS

The following exhibits are being filed or furnished with this quarterly report on Form 10-Q:

Exhibit No.	Description
10.1	Line of Credit Note, effective January 5, 2024, between Northern Technologies International Corporation and JPMorgan Chase Bank, N.A. (filed herewith)
31.1	Certification of President and Chief Executive Officer pursuant to SEC Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101

The following materials from NTIC’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2023, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Comprehensive Income , (iv) the unaudited Consolidated Statements of Equity, (v) the unaudited Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements (filed herewith)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

/s/ Matthew C. Wolsfeld
Date: January 11, 2024	Matthew C. Wolsfeld, CPA
Chief Financial Officer
(Principal Financial and Accounting Officer and
Duly Authorized to Sign on Behalf of the Registrant)