Form 10-Q
period 2024-02-29
NORTHERN TECHNOLOGIES INTERNATIONAL CORP
filed 2024-04-11
CIK 875582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2024

or

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

As of April 9, 2024, there were 9,427,598 shares of common stock of the registrant outstanding.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

FORM 10-Q

February 29, 2024

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AS OF FEBRUARY 29, 2024 (UNAUDITED)

AND AUGUST 31, 2023 (AUDITED)

	February 29, 2024	August 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,835,031	$5,406,173
Receivables:
Trade, excluding joint ventures, less allowance for doubtful accounts of $533,000 as of February 29, 2024 and August 31, 2023	14,800,592	15,645,130
Trade, joint ventures	891,929	187,912
Fees for services provided to joint ventures	1,227,711	1,296,594
Dividend receivable from joint venture	509,716	1,986,027
Income taxes	—	34,202
Inventories	12,538,859	13,096,489
Prepaid expenses	2,529,476	2,019,029
Total current assets	$37,333,314	$39,671,556

PROPERTY AND EQUIPMENT, NET	$14,963,186	$14,065,354
OTHER ASSETS:
Investments in joint ventures	23,460,869	23,705,714
Deferred income tax, net	504,913	530,944
Intangible asset, net	5,926,423	6,159,485
Goodwill	4,782,376	4,782,376
Operating lease right of use asset	336,169	428,874
Total other assets	35,010,750	35,607,393
Total assets	$87,307,250	$89,344,303

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Line of credit	$1,192,645	$3,600,000
Term loan	2,782,686	2,757,176
Accounts payable	6,487,718	6,056,329
Income taxes payable	13,798	13,053
Accrued liabilities:
Payroll and related benefits	1,425,274	2,305,400
Other	1,284,894	1,648,615
Current portion of operating lease	170,840	340,799
Total current liabilities	$13,357,855	$16,721,372
LONG-TERM LIABILITIES:
Deferred income tax, net	1,836,059	1,836,059
Operating lease, less current portion	165,329	88,075
Total long-term liabilities	$2,001,388	$1,924,134

COMMITMENTS AND CONTINGENCIES (Note 12)

EQUITY:
Preferred stock, no par value; authorized 10,000 shares; none issued and outstanding	—	—
Common stock, $0.02 par value per share; authorized 15,000,000 shares as of February 29, 2024 and August 31, 2023; issued and outstanding 9,427,598 and 9,424,101, respectively	188,552	188,482
Additional paid-in capital	22,721,667	21,986,767
Retained earnings	52,281,250	51,004,427
Accumulated other comprehensive loss	(6,838,890)	(6,823,403)
Stockholders’ equity	68,352,579	66,356,273
Non-controlling interests	3,595,428	4,342,524
Total equity	71,948,007	70,698,797
Total liabilities and equity	$87,307,250	$89,344,303

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 29, 2024 AND FEBRUARY 28, 2023

	Three Months Ended		Six Months Ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
NET SALES:
Net sales	$20,842,538	$18,270,825	$41,024,213	$38,223,591
Cost of goods sold	12,503,374	11,967,757	25,350,775	25,567,399
Gross profit	8,339,164	6,303,068	15,673,438	12,656,192

JOINT VENTURE OPERATIONS:
Equity in income from joint ventures	1,177,990	1,128,731	2,280,231	2,318,135
Fees for services provided to joint ventures	1,303,059	1,252,746	2,552,017	2,434,551
Total joint venture operations	2,481,049	2,381,477	4,832,248	4,752,686

OPERATING EXPENSES:
Selling expenses	4,134,894	3,595,717	7,820,952	7,103,151
General and administrative expenses	3,236,792	3,134,189	6,753,853	6,264,788
Research and development expenses	1,242,256	1,141,083	2,348,177	2,397,807
Total operating expenses	8,613,942	7,870,989	16,922,982	15,765,746

OPERATING INCOME	2,206,271	813,556	3,582,704	1,643,132

INTEREST INCOME	29,210	3,451	75,652	9,619
INTEREST EXPENSE	(77,758)	(115,144)	(188,896)	(206,475)
INCOME BEFORE INCOME TAX EXPENSE	2,157,723	701,863	3,469,460	1,446,276

INCOME TAX EXPENSE	289,195	181,795	515,991	292,528
NET INCOME	1,868,528	520,068	2,953,469	1,153,748

NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	167,359	108,571	356,779	240,009
NET INCOME ATTRIBUTABLE TO NTIC	$1,701,169	$411,497	$2,596,690	$913,739

NET INCOME ATTRIBUTABLE TO NTIC PER COMMON SHARE:
Basic	$0.18	$0.04	$0.28	$0.10
Diluted	$0.17	$0.04	$0.27	$0.09

WEIGHTED AVERAGE COMMON SHARES ASSUMED OUTSTANDING:
Basic	9,427,598	9,366,357	9,427,588	9,353,989
Diluted	9,723,671	9,747,461	9,715,121	9,745,166

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.07	$0.07	$0.14	$0.14

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 29, 2024 AND FEBRUARY 28, 2023

	Three Months Ended		Six Months Ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
NET INCOME	$1,868,528	$520,068	$2,953,469	$1,153,748
OTHER COMPREHENSIVE (LOSS) INCOME – FOREIGN CURRENCY TRANSLATION ADJUSTMENT	(345,605)	534,713	(44,286)	480,796

COMPREHENSIVE INCOME	1,522,923	1,054,781	2,909,183	1,634,544
COMPREHENSIVE LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	(144,183)	(111,958)	(327,980)	(250,183)
COMPREHENSIVE INCOME ATTRIBUTABLE TO NTIC	$1,378,740	$942,823	$2,581,203	$1,384,361

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 29, 2024 AND FEBRUARY 28, 2023

	STOCKHOLDERS’ EQUITY – THREE MONTHS ENDED FEBRUARY 29, 2024 AND FEBRUARY 28, 2023
					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	Controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Equity

BALANCE AT NOVEMBER 30, 2022	9,366,357	$187,327	$20,721,235	$50,563,210	$(7,305,836)	$3,707,259	$67,873,195
Stock option expense	—	—	337,486	—	—	—	337,486
Dividends paid to stockholders	—	—	—	(655,645)	—	—	(655,645)
Dividend received by non-controlling interest	—	—	—	—	—	(375,574)	(375,574)
Net income	—	—	—	411,497	—	108,571	520,068
Other comprehensive income	—	—	—	—	531,326	3,387	534,713
BALANCE AT FEBRUARY 28, 2023	9,366,357	$187,327	$21,058,721	$50,319,062	$(6,774,510)	$3,443,643	$68,234,243

BALANCE AT NOVEMBER 30, 2023	9,427,598	$188,552	$22,377,726	$51,240,015	$(6,516,461)	$3,726,321	$71,016,153
Stock option expense	—	—	343,941	—	—	—	343,941
Dividends paid to stockholders	—	—	—	(659,934)	—	—	(659,934)
Dividend received by non-controlling interest	—	—	—	—	—	(275,076)	(275,076)
Net income	—	—	—	1,701,169	—	167,359	1,868,528
Other comprehensive loss	—	—	—	—	(322,429)	(23,176)	(345,605)
BALANCE AT FEBRUARY 29, 2024	9,427,598	$188,552	$22,721,667	$52,281,250	$(6,838,890)	$3,595,428	$71,948,007

	STOCKHOLDERS’ EQUITY – SIX MONTHS ENDED FEBRUARY 29, 2024 AND FEBRUARY 28, 2023
					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	Controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Equity

BALANCE AT AUGUST 31, 2022	9,232,483	$184,650	$19,939,131	$50,716,613	$(7,245,132)	$3,649,034	$67,244,296
Stock options exercised	130,254	2,605	413,958	—	—	—	416,563
Stock issued for employee stock purchase plan	3,620	72	38,624	—	—	—	38,696
Stock option expense	—	—	667,008	—	—	—	667,008
Dividends paid to stockholders	—	—	—	(1,311,290)	—	—	(1,311,290)
Dividend received by non-controlling interest	—	—	—	—	—	(455,574)	(455,574)
Net income	—	—	—	913,739	—	240,009	1,153,748
Other comprehensive income	—	—	—	—	470,622	10,174	480,796
BALANCE AT FEBRUARY 28, 2023	9,366,357	$187,327	$21,058,721	$50,319,062	$(6,774,510)	$3,443,643	$68,234,243

BALANCE AT AUGUST 31, 2023	9,424,102	$188,482	$21,986,767	$51,004,426	$(6,823,403)	$4,342,524	$70,698,796
Stock issued for employee stock purchase plan	3,496	70	40,026	—	—	—	40,096
Stock option expense	—	—	694,874	—	—	—	694,874
Dividends paid to stockholders	—	—	—	(1,319,866)	—	—	(1,319,866)
Dividend received by non-controlling interest	—	—	—	—	—	(1,075,076)	(1,075,076)
Net income	—	—	—	2,596,690	—	356,779	2,953,469
Other comprehensive loss	—	—	—	—	(15,487)	(28,799)	(44,286)
BALANCE AT FEBRUARY 29, 2024	9,427,598	$188,552	$22,721,667	$52,281,250	$(6,838,890)	$3,595,428	$71,948,007

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED FEBRUARY 29, 2024 AND FEBRUARY 28, 2023

	Six Months Ended
	February 29, 2024	February 28, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,953,469	$1,153,748
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	694,874	667,008
Depreciation expense	597,403	488,838
Amortization expense	295,226	294,873
Loss on disposable of assets	—	(8,534)
Equity in income from joint ventures	(2,280,231)	(2,318,135)
Dividends received from joint ventures	2,391,251	3,464,736
Deferred income taxes	28,088	(70,166)
Changes in current assets and liabilities:
Receivables:
Trade, excluding joint ventures	900,127	(338,014)
Trade, joint ventures	(704,017)	(917,073)
Fees for services provided to joint ventures	68,883	656,210
Dividends receivable from joint venture	1,986,027	—
Income taxes	(475,514)	(313,270)
Inventories	568,467	996,522
Prepaid expenses and other	(551,739)	259,712
Accounts payable	417,650	(1,293,897)
Income tax payable	789	(29,503)
Accrued liabilities	(1,247,746)	(488,221)
Net cash provided by operating activities	5,643,007	2,204,834

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of available for sale securities	—	5,590
Proceeds from sale of property and equipment	—	13,000
Purchases of property and equipment	(1,443,762)	(1,871,903)
Investments in patents	(62,165)	(70,023)
Net cash used in investing activities	(1,505,927)	(1,923,336)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (payments) proceeds from line of credit	(2,407,355)	1,200,000
Dividends paid on NTIC common stock	(1,319,866)	(1,311,290)
Proceeds from the exercise of stock options	—	416,563
Dividends received by non-controlling interest	(1,075,076)	(455,574)
Proceeds from employee stock purchase plan	40,096	38,696
Net cash used in financing activities	(4,762,201)	(111,605)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	53,978	(52,672)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(571,143)	117,221
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,406,174	5,333,890

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,835,031	$5,451,111

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.         INTERIM FINANCIAL INFORMATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all necessary adjustments, which are of a normal recurring nature, and present fairly the consolidated financial position of Northern Technologies International Corporation and its subsidiaries (the Company) as of February 29, 2024 and August 31, 2023 and the results of the Company’s operations for the three and six months ended February 29, 2024 and February 28, 2023, the changes in stockholders’ equity for the three and six months ended February 29, 2024 and February 28, 2023, and the Company’s cash flows for the six months ended February 29, 2024 and February 28, 2023, in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).

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

Operating results for the three and six months ended February 29, 2024 are not necessarily indicative of the results that may be expected for the full fiscal year ending August 31, 2024.

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

3.         INVENTORIES

Inventories consisted of the following:

	February 29, 2024	August 31, 2023
Production materials	$4,610,217	$4,960,355
Finished goods	7,928,642	8,136,134
	$12,538,859	$13,096,489

4.         PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	February 29, 2024	August 31, 2023
Land	$496,965	$496,965
Buildings and improvements	18,752,517	17,250,392
Machinery and equipment	6,057,366	5,984,364
	25,306,848	23,731,721
Less accumulated depreciation	(10,343,662)	(9,666,367)
	$14,963,186	$14,065,354

Depreciation expense was $290,393 and $597,403 for the three and six months ended February 29, 2024, respectively, compared to $225,962 and $488,838 for the three and six months ended February 28, 2023, respectively.

5.         INTANGIBLE ASSETS, NET

Intangible assets, net consisted of the following:

	As of February 29, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and trademarks	$3,401,882	$(2,764,626)	$637,256
Customer relationships	6,347,000	(1,057,833)	5,289,167
Total intangible assets, net	$9,748,882	$(3,822,459)	$5,926,423

	As of August 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and trademarks	$3,339,717	$(2,680,965)	$658,752
Customer relationships	6,347,000	(846,267)	5,500,733
Total intangible assets, net	$9,686,717	$(3,527,232)	$6,159,485

Amortization expense related to intangible assets was $147,571 and $295,226 for the three and six months ended February 29, 2024, respectively, compared to $147,062 and $294,873 for the three and six months ended February 28, 2023, respectively.

As of February 29, 2024, future amortization expense related to intangible assets for each of the next five fiscal years and thereafter is estimated as follows:

Remainder of fiscal 2024	$409,890
Fiscal 2025	543,721
Fiscal 2026	517,990
Fiscal 2027	492,221
Fiscal 2028	479,012
Thereafter	3,483,589
Total	$5,926,423

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

Financial information from the audited and unaudited financial statements of the Company’s joint venture in Germany, Excor Korrosionsschutz – Technologien und Produkte GmbH (EXCOR), and all the Company’s other joint ventures are summarized as follows:

	As of February 29, 2024
	Total	EXCOR	All Other
Current assets	$56,241,025	$26,949,248	$29,291,777
Total assets	60,974,536	29,383,315	31,591,221
Current liabilities	13,269,055	2,933,713	10,335,342
Noncurrent liabilities	399,445	—	399,445
Joint ventures’ equity	47,306,036	26,449,601	20,856,435
NTIC’s share of joint ventures’ equity	23,460,869	13,224,802	10,236,067
NTIC’s share of joint ventures’ undistributed earnings	23,645,685	14,260,800	9,384,885

	Three Months Ended February 29, 2024
	Total	EXCOR	All Other
Net sales	$23,479,980	$9,163,636	$14,316,344
Gross profit	10,139,080	4,829,931	5,309,149
Net income	2,353,152	1,378,844	974,308
NTIC’s share of equity in income from joint ventures	1,177,990	690,882	487,109
NTIC’s dividends received from joint ventures	2,020,147	1,624,950	395,197

	Six Months Ended February 29, 2024
	Total	EXCOR	All Other
Net sales	$47,040,641	$17,584,596	$29,456,045
Gross profit	20,242,880	9,205,006	11,037,874
Net income	4,557,634	2,405,751	2,151,883
NTIC’s share of equity in income from joint ventures	2,280,231	1,204,335	1,075,896
NTIC’s dividends received from joint ventures	2,391,251	1,624,950	766,301

	As of August 31, 2023
	Total	EXCOR	All Other
Current assets	$55,339,662	$27,862,458	$27,477,204
Total assets	59,729,348	30,054,277	29,675,071
Current liabilities	11,464,247	2,687,064	8777,183
Noncurrent liabilities	323,762	—	323,762
Joint ventures’ equity	47,941,339	27,367,213	20,574,126
NTIC’s share of joint ventures’ equity	23,705,714	13,683,608	10,022,106
NTIC’s share of joint ventures’ undistributed earnings	20,493,861	12,075,524	8,418,337

	Three Months Ended February 28, 2023
	Total	EXCOR	All Other
Net sales	$25,482,590	$9,708,482	$15,774,108
Gross profit	10,035,811	4,733,435	5,302,376
Net income	1,969,046	1,365,170	603,876
NTIC’s share of equity in income from joint ventures	1,128,731	676,800	451,931
NTIC’s dividends received from joint ventures	422,048	—	422,048

	Six Months Ended February 28, 2023
	Total	EXCOR	All Other
Net sales	$50,212,879	$19,854,403	$30,358,476
Gross profit	19,729,379	9,453,477	10,275,902
Net income	4,615,954	3,107,457	1,508,497
NTIC’s share of equity in income from joint ventures	2,318,135	1,547,944	770,191
NTIC’s dividends received from joint ventures	3,464,736	2,459,500	1,005,236

7.         CORPORATE DEBT

On January 6, 2023, the Company entered into a Credit Agreement (the Credit Agreement) with JPMorgan Chase Bank, N.A. (JPM), which provides the Company with a senior secured revolving line of credit (the Credit Facility) of up to $10.0 million, which includes a $5.0 million sublimit for standby letters of credit. Borrowings of $1,192,645 and $3,600,000 were outstanding under the Credit Facility as of February 29, 2024 and August 31, 2023, respectively.

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

The Credit Agreement contains customary affirmative and negative covenants, including, among other matters, limitations on the Company’s ability to incur additional debt, grant liens, engage in certain business operations and transactions, make certain investments, modify its organizational documents or form any new subsidiaries, subject to certain exceptions. Further, the Credit Agreement contains a negative covenant that restricts the ability of the Company to redeem or repurchase its common stock or pay dividends if the result of which would cause an event of default under the Credit Agreement. The Credit Agreement also requires the Company to maintain a Fixed Charge Coverage Ratio of at least 1.25 to 1.00. The term “Fixed Charge Coverage Ratio” means the ratio, computed for the Company on a consolidated basis, of net income plus income tax expense, plus amortization expense, plus depreciation expense, plus interest expense, and plus dividends received from joint ventures, minus unfinanced capital expenditures and equity in income from joint ventures, all computed for the twelve month period then ending, to scheduled principal payments made, plus scheduled finance lease payments made, plus interest expense paid, plus income tax expense paid, and plus cash distributions and dividends paid, all computed for the same twelve month period then ending. The Company was in compliance with all covenants as of February 29, 2024.

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

On each of April 10, 2023 and May 30, 2023, the Company’s wholly-owned subsidiary in China, NTIC China, entered into a loan agreement with China Construction Bank Corporation. Each term loan provided NTIC China with a RMB 10,000,000 (USD $1.45 million). Each of the term loans matures after one year with the principal due at that time, after which an extension of the loan agreement is required. Both term loans have an annual interest rate of 3.25% with interest due monthly. Both term loans are secured by an office building owned by NTIC China and the loan agreements contain certain financial and other covenants. The Company was in compliance with the covenants as of February 29, 2024. The current outstanding balance for both term loans was USD $2,782,686 as of February 29, 2024 and USD $2,757,176 as of August 31, 2023.

8.         STOCKHOLDERS’ EQUITY

During the six months ended February 29, 2024, the Company’s Board of Directors declared cash dividends on the following dates in the following amounts to the following holders of the Company’s common stock:

Declaration Date	Amount	Record Date	Payable Date
October 18, 2023	$0.07	November 1, 2023	November 15, 2023
January 17, 2024	$0.07	January 31, 2024	February 14, 2024

During the six months ended February 28, 2023, the Company’s Board of Directors declared cash dividends on the following dates in the following amounts to the following holders of the Company’s common stock:

Declaration Date	Amount	Record Date	Payable Date
October 20, 2022	$0.07	November 3, 2022	November 16, 2022
January 20, 2023	$0.07	February 1, 2023	February 15, 2023

During the six months ended February 29, 2024 and February 28, 2023, the Company repurchased no shares of its common stock.

The Company issued 3,496 and 3,620 shares of common stock on September 1, 2023 and 2022, respectively, under the Northern Technologies International Corporation Employee Stock Purchase Plan (ESPP). The ESPP is compensatory for financial reporting purposes. As of February 29, 2024, 58,538 shares of common stock remained available for sale under the ESPP.

9.         NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share assumes the exercise of stock options using the treasury stock method, if dilutive.

The following is a reconciliation of the net income per share computation for the three and six months ended February 29, 2024 and February 28, 2023:

	Three Months Ended		Six Months Ended
Numerator:	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Net income attributable to NTIC	$1,701,169	$411,497	$2,596,690	$913,739
Denominator:
Basic – weighted shares outstanding	9,427,598	9,366,357	9,427,588	9,353,989
Weighted shares assumed upon exercise of stock options	296,073	381,104	287,533	391,177
Diluted – weighted shares outstanding	9,723,671	9,747,461	9,715,121	9,745,166
Basic net income per share:	$0.18	$0.04	$0.28	$0.10
Diluted net income per share:	$0.17	$0.04	$0.27	$0.09

The dilutive impact summarized above relates to the periods when the average market price of the Company’s common stock exceeded the exercise price of the potentially dilutive option securities granted. Net income per common share was based on the weighted average number of common shares outstanding during the periods when computing basic net income per share. When dilutive, stock options are included as equivalents using the treasury stock market method when computing the diluted net income per share. Excluded from the computation of diluted net income per share for the three and six months ended February 29, 2024 were options outstanding to purchase 580,869 shares of common stock. Excluded from the computation of diluted net income per share for the three and six months ended February 28, 2023, were options outstanding to purchase 305,514 shares of common stock.

10.         STOCK-BASED COMPENSATION

A summary of stock option activities under the Northern Technologies International Corporation 2024 Stock Incentive Plan (the 2024 Plan), the Northern Technologies International Corporation Amended and Restated 2019 Stock Incentive Plan (the 2019 Plan) and the Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan (the 2007 Plan) is as follows:

	Number of Options Outstanding	Weighted Average Exercise Price
Outstanding as of August 31, 2023	1,557,131	$11.08
Granted	269,845	$13.25
Exercised	—	—
Cancelled	—	—
Outstanding as of February 29, 2024	1,826,976	$11.40

The weighted average per share fair value of options granted during the six months ended February 29, 2024 and February 28, 2023 was $5.04 and $4.75, respectively. The weighted average remaining contractual life of the options outstanding as of February 29, 2024 and February 28, 2023 was 6.31 years and 6.42 years, respectively.

The Company recognized compensation expense of $694,874 and $667,008 during the six months ended February 29, 2024 and February 28, 2023, respectively. As of February 29, 2024, there was $1,693,930 of unrecognized compensation expense. The amount is expected to be recognized over a period of 2.5 years.

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

The following table sets forth the Company’s net sales for the three and six months ended February 29, 2024 and February 28, 2023 by segment:

	Three Months Ended		Six Months Ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
ZERUST® net sales	$15,218,095	$14,458,747	$30,623,840	$29,828,748
Natur-Tec® net sales	5,624,443	3,812,078	10,400,373	8,394,843
Total net sales	$20,842,538	$18,270,825	$41,024,213	$38,223,591

The following table sets forth the Company’s cost of goods sold for the three and six months ended February 29, 2024 and February 28, 2023 by segment:

	Three Months Ended				Six Months Ended
	February 29, 2024	% of Product Sales*	February 28, 2023	% of Product Sales*	February 29, 2024	% of Product Sales*	February 28, 2023	% of Product Sales*
Direct cost of goods sold
ZERUST®	$8,082,163	53.1%	$8,115,451	56.1%	$16,826,187	54.9%	$17,294,705	58.0%
Natur-Tec®	3,568,719	63.5%	2,931,036	76.9%	6,797,302	65.4%	6,501,709	77.4%
Indirect cost of goods sold	852,492	—	921,270	—	1,727,286	—	1,770,985	—
Total net cost of goods sold	$12,503,374		$11,967,757		$25,350,775		$25,567,399

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

Geographic Information

Net sales by geographic location for the three and six months ended February 29, 2024 and February 28, 2023 were as follows:

	Three Months Ended		Six Months Ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Inside the U.S.A. to unaffiliated customers	$6,840,855	$6,750,997	$14,073,236	$14,229,158
Outside the U.S.A. to:
Joint ventures in which the Company is a shareholder directly and indirectly	611,926	1,529,763	1,463,377	2,163,228
Unaffiliated customers	13,389,757	9,990,065	25,487,600	21,831,205
	$20,842,538	$18,270,825	$41,024,213	$38,223,591

Net sales by geographic location are based on the location of the customer.

Fees for services provided to joint ventures by geographic location as a percentage of total fees for services provided to joint ventures during the three and six months ended February 29, 2024 and February 28, 2023 were as follows:

	Three Months Ended
	February 29, 2024	% of Total Fees for Services Provided to Joint Ventures	February 28, 2023	% of Total Fees for Services Provided to Joint Ventures
Poland	$217,786	16.7%	$199,927	16.0%
Germany	206,740	15.9%	202,964	16.2%
France	195,176	15.0%	118,938	9.5%
Japan	111,995	8.6%	153,795	12.3%
Sweden	102,984	7.9%	112,615	9.0%
Finland	95,748	7.3%	91,620	7.3%
Thailand	90,264	6.9%	91,601	7.3%
Czech Republic	84,789	6.5%	91,001	7.3%
South Korea	63,381	4.9%	65,803	5.3%
United Kingdom	55,101	4.2%	65,648	5.2%
Other	79,095	6.1%	58,834	4.7%
	$1,303,059	100.0%	$1,252,746	100.0%

	Six Months Ended
	February 29, 2024	% of Total Fees for Services Provided to Joint Ventures	February 28, 2023	% of Total Fees for Services Provided to Joint Ventures
Poland	$415,803	16.3%	$386,623	15.9%
Germany	412,383	16.2%	396,792	16.3%
France	317,142	12.4%	228,295	9.4%
Japan	248,076	9.7%	301,715	12.4%
Sweden	213,520	8.4%	213,051	8.8%
Finland	199,492	7.8%	182,052	7.5%
Thailand	169,702	6.6%	174,557	7.2%
Czech Republic	162,601	6.4%	171,333	7.0%
South Korea	138,338	5.4%	129,197	5.3%
United Kingdom	118,251	4.6%	123,339	5.1%
Other	156,709	6.1%	127,597	5.2%
	$2,552,017	100.0%	$2,434,551	100.0%

The geographical distribution of total property and equipment and net sales is as follows:

	At February 29, 2024	At August 31, 2023
China	$5,680,609	$5,729,080
Other	804,148	745,469
United States	8,478,429	7,590,805
Total property and equipment, net	$14,963,186	$14,065,354

	Three Months Ended
	February 29, 2024	February 28, 2023
China	$3,455,846	$2,871,795
Brazil	1,326,867	1,206,790
India	5,406,404	4,364,358
Other	3,812,566	3,076,885
United States	6,840,855	6,750,997
Total net sales	$20,842,538	$18,270,825

	Six Months Ended
	February 29, 2024	February 28, 2023
China	$7,134,369	$6,618,435
Brazil	2,856,490	2,574,208
India	10,586,795	9,211,285
Other	6,373,323	5,590,505
United States	14,073,236	14,229,158
Total net sales	$41,024,213	$38,223,591

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

12.         COMMITMENTS AND CONTINGENCIES

Concentrations

Two joint ventures (consisting of the Company’s joint ventures in Korea and Thailand) accounted for 68.4% of the Company’s trade joint venture receivables as of February 29, 2024, and three joint ventures (consisting of the Company’s joint ventures in South Korea, Sweden, France) accounted for 68.1% of the Company’s trade joint venture receivables as of February 28, 2023.

Legal Matters

From time to time, the Company is subject to various other claims and legal actions in the ordinary course of its business. The Company records a liability in its consolidated financial statements for costs related to claims, including future legal costs, settlements and judgments, where the Company has assessed that a loss is probable, and an amount could be reasonably estimated. If the reasonable estimate of a probable loss is a range, the Company records the most probable estimate of the loss or the minimum amount when no amount within the range is a better estimate than any other amount. The Company discloses a contingent liability even if the liability is not probable or the amount is not estimable, or both, if there is a reasonable possibility that material loss may have been incurred. In the opinion of management, as of February 29, 2024, the amount of liability, if any, with respect to these matters, individually or in the aggregate, will not materially affect the Company’s consolidated results of operations, financial position or cash flows.

13.         SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information consisted of:

	Three Months Ended		Six Months Ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Cash paid for interest	$77,758	$115,144	$188,896	$206,475

14.         INCOME TAXES

Income tax expense for the three and six months ended February 29, 2024 was $289,195 and $515,991, respectively, compared to $181,795 and $292,528, respectively, for the three and six months ended February 28, 2023. The expense was largely due to foreign operations. The Company has federal and state tax credit carry forwards, net operating loss carry forwards and foreign tax carry forwards. The Company has recorded a full valuation allowance against the U.S. deferred tax assets as of February 29, 2024 and August 31, 2023.

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

Highlights of NTIC’s financial results for the three and six months ended February 29, 2024 include the following, with increases or decreases in each case as compared to the respective prior fiscal year quarterly period:

●

NTIC’s consolidated net sales increased 14.1% and 7.3% during the three and six months ended February 29, 2024, respectively, compared to the three and six months ended February 28, 2023 primarily as a result of an increase in sales and demand for Natur-Tec® and ZERUST® oil and gas products and stable sales of and demand for ZERUST® industrial products. During the six months ended February 29, 2024, 74.6% of NTIC’s consolidated net sales were derived from sales of ZERUST® products and services and 25.4% of NTIC’s consolidated net sales were derived from sales of Natur-Tec® products.

●

Cost of goods sold as a percentage of net sales decreased to 60.0% during the three months ended February 29, 2024, compared to 65.5% during the three months ended February 28, 2023, and decreased to 61.8% during the six months ended February 29, 2024, compared to 66.9% during the prior fiscal year period primarily as a result of lower raw material prices overall and savings associated with the insourcing of various finished goods production.

●

NTIC’s equity in income from joint ventures increased 4.4% during the three months ended February 29, 2024 to $1,177,990 compared to $1,128,731 was primarily due to efforts to enhance profitability at the Company’s joint ventures, partially offset by lower joint venture sales. NTIC’s equity in income from joint ventures decreased 1.6% during the six months ended February 29, 2024 to $2,280,231 compared to $2,318,135 during the six months ended February 28, 2023 primarily due to a decrease in net income at NTIC’s joint venture in Germany, partially offset by increases at the majority of the other joint ventures. Net sales at the joint ventures decreased 7.9% and 6.3% to $23,479,980 and $47,040,641 during the three and six months ended February 29, 2024, respectively, compared to $25,482,590 and $50,212,879 during the three and six months ended February 28, 2023, respectively.

●

NTIC’s total operating expenses increased 9.4% and 7.3% to $8,613,942 and $16,922,982 during the three and six months ended February 29, 2024, respectively, compared to $7,870,989 and $15,765,746 for the three and six months ended February 28, 2023. These increases were primarily due to increased personnel expenses, including new hires, benefits and travel.

●

NTIC incurred net income attributable to NTIC of $1,701,169, or $0.17 per diluted common share, for the three months ended February 29, 2024, compared to $411,497, or $0.04 per diluted common share, for the three months ended February 28, 2023. NTIC incurred net income attributable to NTIC of $2,596,690 or $0.27 per diluted common share, for the six months ended February 29, 2024, compared to $913,739 or $0.09 per diluted common share, for the six months ended February 28, 2023.

Results of Operations

The following table sets forth NTIC’s results of operations for the three and six months ended February 29, 2024 and February 28, 2023.

	Three Months Ended
	February 29, 2024	% of Net Sales	February 28, 2023	% of Net Sales	$ Change	% Change
Net sales	$20,842,538	n/a	$18,270,825	n/a	$2,571,713	14.1%
Cost of goods sold	12,503,374	60.0%	11,967,757	65.5%	535,616	4.5%
Equity in income from joint ventures	1,177,990	n/a	1,128,731	n/a	49,259	4.4%
Fees for services provided to joint ventures	1,303,059	n/a	1,252,746	n/a	50,313	4.0%
Selling expenses	4,134,894	19.8%	3,595,717	19.7%	539,177	15.0%
General and administrative expenses	3,236,792	15.5%	3,134,189	17.2%	102,603	3.3%
Research and development expenses	1,242,256	6.0%	1,141,083	6.2%	101,173	8.9%

	Six Months Ended
	February 29, 2024	% of Net Sales	February 28, 2023	% of Net Sales	$ Change	% Change
Net sales	$41,024,213	n/a	$38,223,591	n/a	$2,780,622	7.3%
Cost of goods sold	25,350,775	61.8%	25,567,399	66.9%	(216,624)	(0.8% )
Equity in income from joint ventures	2,280,231	n/a	2,318,135	6.1%	(37,904)	(1.6% )
Fees for services provided to joint ventures	2,552,017	n/a	2,434,551	6.4%	117,466	4.8%
Selling expenses	7,820,952	19.1%	7,103,151	18.6%	717,801	10.1%
General and administrative expenses	6,753,853	16.5%	6,264,788	16.4%	489,065	7.8%
Research and development expenses	2,348,177	5.7%	2,397,807	6.3%	(49,630)	(2.1% )

Net Sales. NTIC’s consolidated net sales increased 14.1% and 7.3% to $20,842,538 and $41,024,213 during the three and six months ended February 29, 2024, respectively, compared to the three and six months ended February 28, 2023. These increases were primarily as a result of an increase in sales and demand for Natur-Tec® and ZERUST® oil and gas products and stable sales of and demand for ZERUST® industrial products.

The following table sets forth NTIC’s net sales by product segment for the three and six months ended February 29, 2024 and February 28, 2023:

	Three Months Ended February 28,		Six Months Ended February 28,
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Total ZERUST® sales	$15,218,095	$14,458,747	$30,623,840	$29,828,748
Total Natur-Tec® sales	5,624,443	3,812,078	10,400,373	8,394,843
Total net sales	$20,842,538	$18,270,825	$41,024,213	$38,223,591

During the three and six months ended February 29, 2024, 73.0% and 74.6% of NTIC’s consolidated net sales, respectively, were derived from sales of ZERUST® products and services, which increased 5.3% and 2.7% to $15,218,095 and $30,623,840, respectively, compared to $14,458,747 and $29,828,748 during the three and six months ended February 28, 2023, respectively. These increases were primarily a result of increased demand in North America of both ZERUST® industrial and ZERUST® oil and gas products.

The following table sets forth NTIC’s net sales of ZERUST® products for the three and six months ended February 29, 2024 and February 28, 2023:

	Three Months Ended
	February 29, 2024	February 28, 2023	$ Change	% Change
ZERUST® industrial net sales	$13,050,767	$12,653,512	$397,255	3.1%
ZERUST® oil and gas net sales	2,167,328	1,805,235	362,093	20.1%
Total ZERUST® net sales	$15,218,095	$14,458,747	$759,348	5.3%

	Six Months Ended
	February 29, 2024	February 28, 2023	$ Change	% Change
ZERUST® industrial net sales	$26,954,198	$26,401,616	$552,582	2.1%
ZERUST® oil and gas net sales	3,669,642	3,427,132	242,510	7.1%
Total ZERUST® net sales	$30,623,840	$29,828,748	$795,092	2.7%

NTIC’s total ZERUST® net sales increased during the three and six months ended February 29, 2024, compared to the prior fiscal year periods, primarily due to increased demand in North American both ZERUST® industrial business and ZERUST® oil and gas business. Overall, demand for ZERUST® products and services depends heavily on the overall health of the markets in which NTIC sells its products, including the automotive, oil and gas, agriculture, and mining markets, in particular.

ZERUST® oil and gas net sales increased 20.1% and 7.1% during the three and six months ended February 29, 2024 compared to the prior fiscal year periods primarily as a result of increased demand in markets in which NTIC sells its products. NTIC anticipates that its sales of ZERUST® products and services to the oil and gas industry will continue to remain subject to significant volatility from quarter to quarter as sales are recognized. Demand for oil and gas products around the world depends primarily on market acceptance and the reach of NTIC’s distribution network. Because of the typical size of individual orders and overall size of NTIC’s net sales derived from sales of oil and gas products, the timing of one or more orders can materially affect NTIC’s quarterly sales compared to prior fiscal year quarters.

During the three and six months ended February 29, 2024, 27.0% and 25.4% of NTIC’s consolidated net sales were derived from sales of Natur-Tec® products, compared to 20.9% and 22.0% during the three and six months ended February 28, 2023, respectively. Sales of Natur-Tec® products increased 47.5% and 23.9% to $5,624,443 and $10,400,373 during the three and six months ended February 29, 2024, respectively, compared $3,812,078 and $8,394,843 during the three and six months ended February 28, 2023 as a result of increased global demand. The demand for Natur-Tec® products in most markets has returned to pre-pandemic levels; however, there are lingering effects of COVID-19 in the apparel industry, as well as corporate office complexes.

Cost of Goods Sold. Cost of goods sold increased 4.5% and decreased 0.8% for the three and six months ended February 29, 2024, respectively, compared to the three and six months ended February 28, 2023 primarily as a result of lower raw material prices overall. Cost of goods sold as a percentage of net sales decreased to 60.0% and 61.8% for the three and six months ended February 29, 2024, respectively, compared to 65.5% and 66.9% for the three and six months ended February 28, 2028, respectively, primarily as a result of these lower raw material prices and the insourcing of various production of products. NTIC has taken certain actions to address inflationary pressures and pass on related cost increases to its customers and some improvements from these actions, as well as improvements in gross margin, were realized during the six months ended February 29, 2024.

Equity in Income from Joint Ventures. NTIC’s equity in income from joint ventures increased 4.4% during the three months ended February 29, 2024 to $1,177,990 compared to $1,128,731 was to primarily due to efforts to enhance profitability at the Company’s joint ventures, partially offset by lower joint venture sales. NTIC’s equity in income from joint ventures decreased 1.6% during the six months ended February 29, 2024 to $2,280,231 compared to $2,318,135 during the six months ended February 28, 2023 primarily due to a decrease in net income at NTIC’s joint venture in Germany, partially offset by increases at the majority of the other joint ventures. NTIC’s equity in income from joint ventures fluctuates based on net sales and profitability of the joint ventures during the respective periods. Of the total equity in income from joint ventures, NTIC had equity in income from joint ventures of $1,204,335 attributable to EXCOR during the six months ended February 29, 2024, compared to $1,547,944 attributable to EXCOR during the six months ended February 28, 2023. These decreases were primarily a result of a decrease in net sales by EXCOR compared to the same prior year fiscal periods, due primarily to the loss of a customer and softer demand within the region related to higher energy prices and other externalities linked to the war between Ukraine and Russia. NTIC had equity in income from all other joint ventures of $1,075,896 during the six months ended February 29, 2024, compared to $770,191 during the six months ended February 28, 2023.

Fees for Services Provided to Joint Ventures. NTIC recognized fee income for services provided to joint ventures of $1,303,059 and $2,552,017 during the three and six months ended February 29, 2024, respectively, compared to $1,252,746 and $2,434,551 during the three and six months ended February 28, 2023, respectively, representing increases of 4.0% and 4.8%, respectively. Fee income for services provided to joint ventures is traditionally a function of the sales made by NTIC’s joint ventures; however, at various joint ventures, the fee income for services is a fixed amount that does not fluctuate with the change in sales that was experienced by certain joint ventures during the three and six months ended February 29, 2024. Total net sales of NTIC’s joint ventures decreased 7.9% and 6.3% to $23,479,980 and $47,040,641 during the three and six months ended February 29, 2024, respectively, compared to $25,482,590 and $50,212,879 during the three and six months ended February 28, 2023, respectively. These decreases were primarily a result of decreased demand during the three and six months ended February 29, 2024 at NTIC’s joint venture in Germany due primarily to the loss of a customer and softer demand within the region, as described above. Net sales of NTIC’s joint ventures are not included in NTIC’s product sales and are not included in NTIC’s consolidated financial statements. Of the total fee income for services provided to joint ventures, fees of $412,383 were attributable to EXCOR during the six months ended February 29, 2024, compared to $396,792 attributable to EXCOR during the six months ended February 28, 2023.

Selling Expenses. NTIC’s selling expenses increased 15.0% and 10.1% for the three and six months ended February 29, 2024, respectively, compared to the same respective periods in fiscal 2023 due primarily to an increase in personnel expense during the current fiscal year period compared to the same prior fiscal year periods. Selling expenses as a percentage of net sales increased to 19.7% and 19.1% for the three and six months ended February 29, 2024, respectively, from 19.7% and 18.6% for the three and six months ended February 28, 2023, respectively, primarily due to the increased selling expenses as noted above.

General and Administrative Expenses. NTIC’s general and administrative expenses increased 3.3% and 7.8% for the three and six months ended February 29, 2024, respectively, compared to the same respective periods in fiscal 2023 primarily due to increased professional services and travel and personnel expenses during the current fiscal year periods compared to the same prior fiscal year periods. As a percentage of net sales, general and administrative expenses decreased to 15.5% and increased to 16.5% for the three and six months ended February 29, 2024, respectively, from 17.2% and 16.4% for the same respective periods in fiscal 2023 primarily due to the changes in general and administrative expenses, as noted above.

Research and Development Expenses. NTIC’s research and development expenses increased 8.9% and decreased 2.1% for the three and six months ended February 28, 2023, respectively, compared to the same respective periods in fiscal 2023 primarily due to the timing of expenses incurred and changes in expenses associated with development efforts.

Interest Income. NTIC’s interest income increased to $29,210 and $75,652 during the three and six months ended February 29, 2024, respectively, compared to $3,451 and $9,619 during the three and six months ended February 28, 2023, respectively, due primarily to changes in the invested cash balances at subsidiaries.

Interest Expense. NTIC’s interest expense decreased to $77,758 and $188,896 during the three and six months ended February 29, 2024, respectively, compared to $115,144 and $206,475 during the three and six months ended February 28, 2023, respectively, due primarily to decreased borrowings during the current fiscal year periods.

Income Before Income Tax Expense. NTIC had income before income tax expense of $2,157,723 and $3,469,460 for the three and six months ended February 29, 2024, respectively, compared to $701,863 and $1,446,276 for the three and six months ended February 28, 2023, respectively.

Income Tax Expense. Income tax expense was $289,195 and $515,991 for the three and six months ended February 29, 2024, respectively, compared to $181,795 and $292,528 during the three and six months ended February 28, 2023, respectively. Income tax expense was calculated based on management’s estimate of NTIC’s annual effective income tax rate.

NTIC considers the earnings of certain foreign joint ventures to be indefinitely invested outside the United States on the basis of estimates that NTIC’s future domestic cash generation will be sufficient to meet future domestic cash needs. As a result, U.S. income and foreign withholding taxes have not been recognized on the cumulative undistributed earnings of $23,645,685 and $20,493,861 as of February 29, 2024, and August 31, 2023, respectively. To the extent undistributed earnings of NTIC’s joint ventures are distributed in the future, they are not expected to result in any material additional income tax liability after the application of foreign tax credits.

Net Income Attributable to NTIC. Net income attributable to NTIC increased to $1,868,528, or $0.17 per diluted common share, for the three months ended February 29, 2024, compared to $411,497, or $0.04 per diluted common share, for the three months ended February 28, 2023. Net income attributable to NTIC increased to $2,596,90, or $0.27 per diluted common share, for the six months ended February 29, 2024, compared to $913,739, or $0.09 per diluted common share, for the six months ended February 28, 2023. These increases were primarily due to the increase in gross profit, partially offset by the increase in operating expenses.

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

Other Comprehensive Income – Foreign Currency Translations Adjustment. The changes in the foreign currency translations adjustment were due to the fluctuation of the U.S. dollar compared to the Euro and other foreign currencies during the three and six months ended February 29, 2024 compared to the same respective periods in fiscal 2023.

Liquidity and Capital Resources

Sources of Cash and Working Capital. NTIC’s working capital, defined as current assets less current liabilities, was $23,975,459 as of February 29, 2024, including $4,835,031 in cash and cash equivalents, compared to $22,950,184 as of August 31, 2023, including $5,406,173 in cash and cash equivalents.

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

NTIC also expects to use some of its capital resources to continue to transition some of its joint ventures as needed or appropriate, which may include additional acquisitions by NTIC of the remaining ownership interests of joint ventures not owned by NTIC, the formation of one or more new subsidiaries to assume the operations of a joint venture, and dissolutions or liquidations of one or more of its joint ventures. Some of these joint venture transitions may materially impact NTIC’s results of operations for a particular reporting period. For example, the formation of a new indirect, majority owned subsidiary of NTIC to assume the operations of a former joint venture increased NTIC’s operating expenses during the six months ended February 29, 2024.

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

Credit Agreement with JPMorgan Chase Bank, N.A. On January 6, 2023, NTIC entered into a Credit Agreement (the Credit Agreement) with JPMorgan Chase Bank, N.A. (JPM), which provides NTIC with a senior secured revolving line of credit (the Credit Facility) of up to $10.0 million, which includes a $5.0 million sublimit for standby letters of credit. Borrowings of $1,192,645 and $3,600,000 were outstanding under the Credit Facility as of February 29, 2024 and August 31, 2023, respectively.

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

The Credit Agreement contains customary affirmative and negative covenants, including, among other matters, limitations on NTIC’s ability to incur additional debt, grant liens, engage in certain business operations and transactions, make certain investments, modify its organizational documents or form any new subsidiaries, subject to certain exceptions. Further, the Credit Agreement contains a negative covenant that restricts the ability of NTIC to redeem or repurchase its common stock or pay dividends if the result of which would cause an event of default under the Credit Agreement. The Credit Agreement also requires the Company to maintain a Fixed Charge Coverage Ratio of at least 1.25 to 1.00. The term “Fixed Charge Coverage Ratio” means the ratio, computed for NTIC on a consolidated basis, of net income plus income tax expense, plus amortization expense, plus depreciation expense, plus interest expense, and plus dividends received from joint ventures, minus unfinanced capital expenditures and equity in income from joint ventures, all computed for the twelve month period then ending, to scheduled principal payments made, plus scheduled finance lease payments made, plus interest expense paid, plus income tax expense paid, and plus cash distributions and dividends paid, all computed for the same twelve month period then ending.

The Credit Agreement also contains customary events of default, including, without limitation, payment defaults, material inaccuracy of representations and warranties, covenant defaults, bankruptcy and insolvency proceedings, cross-defaults to certain other agreements, breach of any financial covenant and change of control. Upon the occurrence and during the continuance of any event of default, JPM may accelerate the payment of the obligations thereunder and exercise various other customary default remedies. As of February 29, 2024, NTIC was in compliance with all debt covenants under the Credit Agreement.

Other Credit Arrangements. On each of April 10, 2023 and May 30, 2023, the Company’s wholly-owned subsidiary in China, NTIC China, entered into a loan agreement with China Construction Bank Corporation. Each term loan provided NTIC China with a RMB 10,000,000 (USD $1.45 million). Each of the term loans matures after one year with the principal due at that time, after which an extension of the loan agreement is required. Both term loans have an annual interest rate of 3.25% with interest due monthly. Both term loans are secured by an office building owned by NTIC China and the loan agreements contain certain financial and other covenants. NTIC was in compliance with the covenants as of February 29, 2024. The current outstanding balance for both term loans was USD $2,782,686 as of February 29, 2024 and USD $2,757,176 as of August 31, 2023.

Uses of Cash and Cash Flow. Net cash provided by operating activities during the six months ended February 29, 2024 was $5,643,007, which resulted principally from NTIC’s net income, dividends received from joint ventures, dividend receivables from joint ventures, depreciation and amortization expense, and stock-based compensation, partially offset by equity in income from joint ventures. Net cash provided by operating activities during the six months ended February 28, 2023 was $2,204,834, which resulted principally from NTIC’s net income, dividends received from joint ventures, depreciation and amortization expense, and stock-based compensation, partially offset by equity in income from joint ventures.

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

NTIC experienced a decrease in trade receivables and a decrease in inventory as of February 29, 2024, compared to August 31, 2023. Trade receivables, excluding joint ventures, as of February 29, 2024, decreased $844,538 compared to August 31, 2023, primarily related to the timing of collections and increases in sales.

Outstanding trade receivables, excluding joint ventures balances, decreased an average of 5 days to an average of 66 days from balances outstanding from these customers as of February 29, 2024 from an average of 71 days as of August 31, 2023.

Outstanding trade receivables from joint ventures as of February 29, 2024 increased $704,017 compared to August 31, 2023, primarily due to the timing of payments and orders. Outstanding balances from trade receivables from joint ventures increased an average of 97 days to an average of 131 days from balances outstanding from these customers as of February 29, 2024 from an average of 34 days as of August 31, 2023. The average days outstanding of trade receivables from joint ventures as of February 29, 2024 were primarily due to the receivables balances at Thailand and South Korea.

Outstanding receivables for services provided to joint ventures as of February 29, 2024 decreased $68,883 compared to August 31, 2023, and the average days to pay decreased an average of 1 days to an average of 85 days from an average of 86 days as of August 31, 2023.

Net cash used in investing activities for the six months ended February 29, 2024 and February 28, 2023 was $1,505,927 and $1,923,336, respectively, which was primarily the result of the purchases of property and equipment, and investments in patents.

Net used in financing activities for the six months ended February 29, 2024 was $4,762,201, which resulted from dividends paid to shareholders, the repayment of borrowings under the line of credit, and dividends received by non-controlling interests, partially offset by proceeds from NTIC’s employee stock purchase plan. Net cash used in financing activities for the six months ended February 28, 2023 was $111,605, which resulted from dividends paid to shareholders and dividends received by non-controlling interests, partially offset by proceeds from the exercise of stock options, borrowings under the line of credit and proceeds from NTIC’s employee stock purchase plan.

Share Repurchase Plan. On January 15, 2015, NTIC’s Board of Directors authorized the repurchase of up to $3,000,000 in shares of NTIC common stock through open market purchases or unsolicited or solicited privately negotiated transactions. This program has no expiration date but may be terminated by NTIC’s Board of Directors at any time. No repurchases occurred during the six months ended February 29, 2024. As of February 29, 2024, up to $2,640,548 in shares of NTIC common stock remained available for repurchase under NTIC’s stock repurchase program.

Cash Dividends. During the six months ended February 29, 2024, NTIC’s Board of Directors declared cash dividends on the following dates in the following amounts to the following holders of NTIC’s common stock:

Declaration Date	Amount	Record Date	Payable Date
October 18, 2023	$0.07	November 1, 2023	November 15, 2023
January 17, 2024	$0.07	January 31, 2024	February 14, 2024

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

Capital Expenditures and Commitments. NTIC spent $1,443,762 on capital expenditures during the six months ended February 29, 2024, which related primarily to facility improvements to the warehouse facility NTIC purchased during fiscal 2023 and associated equipment. NTIC expects to spend an aggregate of approximately $1,600,000 to $2,100,000 on capital expenditures during fiscal 2024, which it expects will relate primarily to the installation of new Enterprise Resource Planning (ERP) software system and the purchase of new equipment and facility improvements.

Inflation and Seasonality

Although inflation in the United States and abroad historically has had little effect on NTIC, inflationary pressures adversely affected NTIC’s gross margins during the second quarter of fiscal 2024. NTIC believes there is some seasonality in its business. NTIC anticipates its net sales in the second fiscal quarter may be adversely affected by the long Chinese New Year, the North American holiday season and overall less corrosion taking place at lower winter temperatures worldwide.

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

Any outstanding advances under NTIC’s Credit Facility with JPM bear interest at a floating rate, at the option of NTIC, equal to either the CB Floating Rate or the Adjusted SOFR Rate, as defined above. Borrowings of $1,192,645 were outstanding under the Credit Facility as of February 29, 2024.

Both term loans undertaken by NTIC China with China Construction Bank Corporation have an annual interest rate of 3.25% with interest due monthly. The current outstanding balance as of February 29, 2024 for both term loans is USD $2,782,686.

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

With respect to interest rate risk, any outstanding advances under NTIC’s Credit Facility with JPM bear interest at a floating rate, at the option of NTIC, equal to either the CB Floating Rate or the Adjusted SOFR Rate, as defined above. Borrowings of $1,192,645 were outstanding under the Credit Facility as of February 29, 2024. Both term loans undertaken by NTIC China with China Construction Bank Corporation have an annual interest rate of 3.25% with interest due monthly. The current outstanding balance as of February 29, 2024 for both term loans is USD $2,782,686.

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

Changes in Internal Control over Financial Reporting

Other than the remediation steps discussed above, there was no change in NTIC’s internal control over financial reporting that occurred during the quarter ended February 29, 2024 that has materially affected or is reasonably likely to materially affect NTIC’s internal control over financial reporting.

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

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Equity Securities

During the three months ended February 29, 2024, NTIC did not issue any shares of its common stock or other equity securities of NTIC that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

The following table shows NTIC’s second quarter of fiscal 2024 stock repurchase activity.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
December 1, 2023, through December 31, 2023	0	$0	0	(1)
January 1, 2024, through January 31, 2024	0	$0	0	(1)
February 1, 2024, through February 29, 2024	0	$0	0	(1)
Total	0	$0	0	(1)(2)

(1)

On January 15, 2015, NTIC’s Board of Directors authorized the repurchase of up to $3,000,000 in shares of NTIC common stock through open market purchases or unsolicited or solicited privately negotiated transactions. This program has no expiration date but may be terminated by NTIC’s Board of Directors at any time.

(2)	As of February 29, 2024, up to $2,640,548 in shares of NTIC common stock remained available for repurchase under NTIC’s stock repurchase program.

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.         MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.         OTHER INFORMATION

During the three months ended February 29, 2024, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of SEC Regulation S-K.

ITEM 6.         EXHIBITS

The following exhibits are being filed or furnished with this quarterly report on Form 10-Q:

Exhibit No.	Description

10.1

Northern Technologies International Corporation 2024 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 19, 2024 (File No. 001-11038))

10.2

Form of Incentive Stock Option Agreement for use with the Northern Technologies International Corporation 2024 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 19, 2024 (File No. 001-11038))

10.3

Form of Non-Statutory Stock Option Agreement for use with the Northern Technologies International Corporation 2024 Stock Incentive Plan (Incorporated by reference to Exhibit 10.3 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 19, 2024 (File No. 001-11038))

10.4

Form of Restricted Stock Unit Award Agreement for use with the Northern Technologies International Corporation 2024 Stock Incentive Plan (Incorporated by reference to Exhibit 10.4 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 19, 2024 (File No. 001-11038))

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

101

The following materials from NTIC’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 29, 2024, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Comprehensive Income, (iv) the unaudited Consolidated Statements of Equity, (v) the unaudited Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements (filed herewith)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

/s/ Matthew C. Wolsfeld
Date: April 11, 2024	Matthew C. Wolsfeld, CPA
Chief Financial Officer
(Principal Financial and Accounting Officer and
Duly Authorized to Sign on Behalf of the Registrant)