Form 10-Q
period 2024-05-31
NORTHERN TECHNOLOGIES INTERNATIONAL CORP
filed 2024-07-11
CIK 875582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2024

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

As of July 10, 2024, there were 9,441,127 shares of common stock of the registrant outstanding.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

FORM 10-Q

May 31, 2024

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AS OF MAY 31, 2024 (UNAUDITED)

AND AUGUST 31, 2023 (AUDITED)

	May 31, 2024	August 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,794,824	$5,406,173
Receivables:
Trade, excluding joint ventures, less allowance for doubtful accounts of $533,000 as of May 31, 2024 and August 31, 2023	14,374,856	15,645,130
Trade, joint ventures	594,331	187,912
Fees for services provided to joint ventures	1,262,153	1,296,594
Dividend receivable from joint ventures	—	1,986,027
Income taxes	463,828	34,202
Inventories	13,242,381	13,096,489
Prepaid expenses	2,170,896	2,019,029
Total current assets	$37,903,269	$39,671,556

PROPERTY AND EQUIPMENT, NET	$15,678,572	$14,065,354
OTHER ASSETS:
Investments in joint ventures	24,219,348	23,705,714
Deferred income tax, net	570,673	530,944
Intangible asset, net	5,802,438	6,159,485
Goodwill	4,782,376	4,782,376
Operating lease right of use asset	308,868	428,874
Total other assets	35,683,703	35,607,393
Total assets	$89,265,544	$89,344,303

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Line of credit	$1,988,380	$3,600,000
Term loan	2,762,049	2,757,176
Accounts payable	6,273,261	6,056,329
Income taxes payable	17,579	13,053
Accrued liabilities:
Payroll and related benefits	2,216,767	2,305,400
Other	1,289,106	1,648,615
Current portion of operating lease	247,291	340,799
Total current liabilities	$14,794,433	$16,721,372
LONG-TERM LIABILITIES:
Deferred income tax, net	1,836,059	1,836,059
Operating lease, less current portion	61,577	88,075
Total long-term liabilities	$1,897,636	$1,924,134

COMMITMENTS AND CONTINGENCIES (Note 12)

EQUITY:
Preferred stock, no par value; authorized 10,000 shares; none issued and outstanding	—	—
Common stock, $0.02 par value per share; authorized 15,000,000 shares as of May 31, 2024 and August 31, 2023; issued and outstanding 9,441,124 and 9,424,102, respectively	188,823	188,482
Additional paid-in capital	23,104,415	21,986,767
Retained earnings	52,596,976	51,004,427
Accumulated other comprehensive loss	(7,038,745)	(6,823,403)
Stockholders’ equity	68,851,469	66,356,273
Non-controlling interest	3,722,006	4,342,524
Total equity	72,573,475	70,698,797
Total liabilities and equity	$89,265,544	$89,344,303

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2024 AND 2023

	Three Months Ended		Nine Months Ended
	May 31, 2024	May 31, 2023	May 31, 2024	May 31, 2023
NET SALES:
Net sales	$20,686,197	$20,969,726	$61,710,410	$59,193,317
Cost of goods sold	12,793,103	13,389,873	38,143,878	38,957,272
Gross profit	7,893,094	7,579,853	23,566,532	20,236,045

JOINT VENTURE OPERATIONS:
Equity in income from joint ventures	1,396,731	1,346,658	3,676,962	3,664,793
Fees for services provided to joint ventures	1,212,497	1,361,311	3,764,514	3,795,862
Total joint venture operations	2,609,228	2,707,969	7,441,476	7,460,655

OPERATING EXPENSES:
Selling expenses	4,232,887	3,893,152	12,053,839	10,996,303
General and administrative expenses	3,500,113	3,205,645	10,253,966	9,470,433
Research and development expenses	1,245,405	1,282,439	3,593,582	3,680,246
Total operating expenses	8,978,405	8,381,236	25,901,387	24,146,982

OPERATING INCOME	1,523,917	1,906,586	5,106,621	3,549,718

INTEREST INCOME	23,744	8,876	99,396	18,495
INTEREST EXPENSE	(59,939)	(136,168)	(248,835)	(342,643)

INCOME BEFORE INCOME TAX EXPENSE	1,478,722	1,779,294	4,957,182	3,225,570

INCOME TAX EXPENSE	332,400	542,295	848,391	834,823

NET INCOME	1,155,322	1,236,999	4,108,791	2,390,747

NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	178,718	177,409	535,497	417,418

NET INCOME ATTRIBUTABLE TO NTIC	$976,604	$1,059,590	$3,573,294	$1,973,329

NET INCOME ATTRIBUTABLE TO NTIC PER COMMON SHARE:
Basic	$0.10	$0.11	$0.38	$0.21
Diluted	$0.10	$0.11	$0.36	$0.20

WEIGHTED AVERAGE COMMON SHARES ASSUMED OUTSTANDING:
Basic	9,431,134	9,369,923	9,432,684	9,355,776
Diluted	10,015,674	9,628,069	9,819,220	9,702,610
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.07	$0.07	$0.21	$0.21

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2024 AND 2023

	Three Months Ended		Nine Months Ended
	May 31, 2024	May 31, 2023	May 31, 2024	May 31, 2023
NET INCOME	$1,155,322	$1,236,999	$4,108,791	$2,390,747
OTHER COMPREHENSIVE INCOME (LOSS) – FOREIGN CURRENCY TRANSLATION ADJUSTMENT	(251,995)	(92,228)	(296,281)	388,568
COMPREHENSIVE INCOME	903,327	1,144,771	3,812,510	2,779,315
COMPREHENSIVE LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	(126,578)	(190,118)	(454,558)	(440,301)
COMPREHENSIVE INCOME ATTRIBUTABLE TO NTIC	$1,029,905	$1,334,889	$4,267,068	$3,219,616

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2024 AND 2023

	STOCKHOLDERS’ EQUITY – THREE MONTHS ENDED MAY 31, 2024 AND 2023
					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	Controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Equity

BALANCE AT FEBRUARY 28, 2023	9,366,357	$187,327	$21,058,721	$50,319,062	$(6,774,510)	$3,443,643	$68,234,243
Stock issued for employee stock purchase plan	3,566	71	36,697	—	—	—	36,768
Stock option expense	—	—	331,303	—	—	—	331,303
Dividends paid to stockholders	—	—	—	(655,894)	—	—	(655,894)
Dividend received by non-controlling interest	—	—	—	—	—	(100,000)	(100,000)
Net income	—	—	—	1,059,590	—	177,409	1,236,999
Other comprehensive income (loss)	—	—	—	—	(104,937)	12,709	(92,228)
BALANCE AT MAY 31, 2023	9,369,923	$187,398	$21,426,721	$50,722,758	$(6,879,447)	$3,533,761	$68,991,191

BALANCE AT FEBRUARY 29, 2024	9,427,598	$188,552	$22,721,667	$52,821,250	$(6,838,890)	$3,595,428	$71,948,007
Stock issued for employee stock purchase plan	3,284	66	39,805	—	—	—	39,871
Stock options exercised	10,242	205	(205)	—	—	—	—
Stock option expense	—	—	343,148	—	—	—	343,148
Dividends paid to stockholders	—	—	—	(660,879)	—	—	(660,879)
Net income	—	—	—	976,604	—	178,718	1,155,322
Other comprehensive income (loss)	—	—	—	—	(199,855)	(52,140)	(251,995)
BALANCE AT MAY 31, 2024	9,441,124	$188,823	$23,104,415	$52,596,976	$(7,038,745)	$3,722,006	$72,573,475

	STOCKHOLDERS’ EQUITY – NINE MONTHS ENDED MAY 31, 2024 AND 2023
					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	Controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Equity

BALANCE AT AUGUST 31, 2022	9,232,483	$184,650	$19,939,131	$50,716,613	$(7,245,132)	$3,649,034	$67,244,296
Stock issued for employee stock purchase plan	7,186	143	75,321	—	—	—	75,464
Stock options exercised	130,254	2,605	413,958	—	—	—	416,563
Stock option expense	—	—	998,311	—	—	—	998,311
Dividends paid to stockholders	—	—	—	(1,967,184)	—	—	(1,967,184)
Dividend received by non-controlling interest	—	—	—	—	—	(555,574)	(555,574)
Net income	—	—	—	1,973,329	—	417,418	2,390,747
Other comprehensive income	—	—	—	—	365,685	22,883	388,568
BALANCE AT MAY 31, 2023	9,369,923	$187,398	$21,426,721	$50,722,758	$(6,879,447)	$3,533,761	$68,991,191

BALANCE AT AUGUST 31, 2023	9,424,102	$188,482	$21,986,767	$51,004,427	$(6,823,403)	$4,342,524	$70,698,797
Stock issued for employee stock purchase plan	6,780	136	79,831	—	—	—	79,967
Stock options exercised	10,242	205	(205)	—	—	—	—
Stock option expense	—	—	1,038,022	—	—	—	1,038,022
Dividends paid to stockholders	—	—	—	(1,980,745)	—	—	(1,980,745)
Dividend received by non-controlling interest	—	—	—	—	—	(1,075,076)	(1,075,076)
Net income	—	—	—	3,573,294	—	535,497	4,108,791
Other comprehensive income	—	—	—	—	(215,342)	(80,939)	(296,281)
BALANCE AT MAY 31, 2024	9,441,124	$188,823	$23,104,415	$52,596,976	$(7,038,745)	$3,722,006	$72,573,475

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED MAY 31, 2024 AND 2023

	Nine Months Ended
	May 31, 2024	May 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,108,791	$2,390,747
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	1,038,022	998,311
Depreciation expense	884,421	766,091
Amortization expense	442,975	441,603
Loss on disposal of assets	—	(8,534)
Equity in income from joint ventures	(3,676,962)	(3,664,793)
Dividends received from joint ventures	2,958,925	3,510,716
Deferred income taxes	(40,091)	(76,114)
Changes in current assets and liabilities:
Receivables:
Trade, excluding joint ventures	1,184,735	(362,810)
Trade, joint ventures	(406,419)	29,014
Fees for services provided to joint ventures	34,441	539,107
Dividends receivable from joint venture	1,986,027	—
Income taxes	(429,626)	(155,828)
Inventories	(197,240)	2,254,758
Prepaid expenses and other	(184,366)	184,516
Accounts payable	300,181	(2,902,121)
Income tax payable	4,504	(29,401)
Accrued liabilities	(424,413)	(409,459)
Net cash provided by operating activities	7,583,905	3,505,803

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of available for sale securities	—	5,590
Proceeds from sale of property and equipment	—	13,000
Purchases of property and equipment	(2,515,248)	(2,607,988)
Investments in patents	(85,928)	(89,350)
Net cash used in investing activities	(2,601,176)	(2,678,748)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividend received by non-controlling interest	—	(555,574)
Net payments from line of credit	(1,611,620)	(700,000)
Proceeds from term loan	—	2,812,504
Dividends paid on NTIC common stock	(1,980,745)	(1,967,184)
Proceeds from the exercise of stock options	—	416,563
Dividends received by non-controlling interest	(1,075,076)	—
Proceeds from employee stock purchase plan	79,967	75,464
Net cash (used in) provided by financing activities	(4,587,474)	81,773

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(6,604)	(47,524)

NET INCREASE IN CASH AND CASH EQUIVALENTS	388,651	861,304
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,406,173	5,333,890

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,794,824	$6,195,194

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.         INTERIM FINANCIAL INFORMATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all necessary adjustments, which are of a normal recurring nature, and present fairly the consolidated financial position of Northern Technologies International Corporation and its subsidiaries (the Company) as of May 31, 2024 and August 31, 2023, the results of the Company’s operations for the three and nine months ended May 31, 2024 and 2023, the changes in stockholders’ equity for the three and nine months ended May 31, 2024 and 2023, and the Company’s cash flows for the nine months ended May 31, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).

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

Operating results for the three and nine months ended May 31, 2024 are not necessarily indicative of the results that may be expected for the full fiscal year ending August 31, 2024.

The Company evaluates events occurring after the date of the consolidated financial statements, through the date the consolidated financial statements were available to be issued, requiring recording or disclosure in the consolidated financial statements.

2.          ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, Measurement of Credit Losses on Financial Instruments, which revises guidance for the accounting for credit losses on financial instruments within its scope, and in November 2018, issued ASU No. 2018-19 and in April 2019, issued ASU No. 2019-04 and in May 2019, issued ASU No. 2019-05, and in November 2019, issued ASU No. 2019-11, which amended the standard. The new standard introduces an approach, based on expected losses, to estimate credit losses on certain types of financial instruments and modifies the impairment model for available-for-sale debt securities. The new approach to estimating credit losses (referred to as the current expected credit losses model) applies to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt securities, net investments in leases and off-balance-sheet credit exposures. This ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Entities are required to apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company adopted this pronouncement on September 1, 2023, which did not have a material impact on the Company’s consolidated financial position or operating results.

3.         INVENTORIES

Inventories consisted of the following:

	May 31, 2024	August 31, 2023
Production materials	$4,887,783	$4,960,355
Finished goods	8,354,598	8,136,134
	$13,242,381	$13,096,489

4.         PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	May 31, 2024	August 31, 2023
Land	$776,965	$496,965
Buildings and improvements	19,492,861	17,250,392
Machinery and equipment	6,173,904	5,984,364
	26,443,730	23,731,721
Less accumulated depreciation	(10,765,158)	(9,666,367)
	$15,678,572	$14,065,354

Depreciation expense was $287,018 and $884,421 for the three and nine months ended May 31, 2024, respectively, compared to $277,253 and $766,091 for the three and nine months ended May 31, 2023, respectively.

5.         INTANGIBLE ASSETS, NET

Intangible assets, net consisted of the following:

	As of May 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and trademarks	$3,425,645	$(2,806,590)	$619,055
Customer relationships	6,347,000	(1,163,617)	5,183,383
Total intangible assets, net	$9,772,645	$(3,970,207)	$5,802,438

	As of August 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and trademarks	$3,339,717	$(2,680,965)	$658,752
Customer relationships	6,347,000	(846,267)	5,500,733
Total intangible assets, net	$9,686,717	$(3,527,232)	$6,159,485

Amortization expense related to intangible assets was $147,749 and $442,975 for the three and nine months ended May 31, 2024, respectively, compared $146,730 and $441,603 for the three and nine months ended May 31, 2023, respectively.

As of May 31, 2024, future amortization expense related to intangible assets for each of the next five fiscal years and thereafter is estimated as follows:

Remainder of fiscal 2024	$285,905
Fiscal 2025	543,721
Fiscal 2026	517,990
Fiscal 2027	492,221
Fiscal 2028	479,012
Thereafter	3,483,589
Total	$5,802,438

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

Financial information from the audited and unaudited financial statements of the Company’s joint venture in Germany, Excor Korrosionsschutz – Technologien und Produkte GmbH (EXCOR), and all the Company’s other joint ventures are summarized as follows:

	As of May 31, 2024
	Total	EXCOR	All Other
Current assets	$57,436,771	$28,022,725	$29,414,046
Total assets	62,421,770	30,641,557	31,780,213
Current liabilities	13,167,730	2,458,389	10,709,341
Non-current liabilities	303,758	—	303,758
Joint ventures’ equity	48,949,666	28,183,169	20,766,497
NTIC’s share of joint ventures’ equity	24,219,348	14,091,586	10,127,762
NTIC’s share of joint ventures’ undistributed earnings	23,645,685	14,260,800	9,384,885

	Three Months Ended May 31, 2024
	Total	EXCOR	All Other
Net sales	$25,602,072	$9,977,354	$15,624,718
Gross profit	10,713,282	4,959,536	5,753,746
Net income	2,793,738	1,623,431	1,170,307
NTIC’s share of equity in income from joint ventures	1,396,730	811,399	585,331
NTIC’s dividends received from joint ventures	567,674	—	567,674

	Nine Months Ended May 31, 2024
	Total	EXCOR	All Other
Net sales	$72,642,714	$27,561,950	$45,080,764
Gross profit	30,956,162	14,164,541	16,791,620
Net income	7,351,372	4,029,182	3,322,190
NTIC’s share of equity in income from joint ventures	3,676,961	2,015,734	1,661,228
NTIC’s dividends received from joint ventures	2,958,925	1,624,950	1,333,975

	As of August 31, 2023
	Total	EXCOR	All Other
Current assets	$55,339,662	$27,862,458	$27,477,204
Total assets	59,729,348	30,054,277	29,675,071
Current liabilities	11,464,247	2,687,064	8,777,183
Non-current liabilities	323,762	—	323,762
Joint ventures’ equity	47,941,339	27,367,213	20,574,126
NTIC’s share of joint ventures’ equity	23,705,714	13,683,608	10,022,106
NTIC’s share of joint ventures’ undistributed earnings	20,493,861	12,075,524	8,418,337

	Three Months Ended May 31, 2023
	Total	EXCOR	All Other
Net sales	$26,312,548	$10,735,862	$15,576,686
Gross profit	10,494,244	5,085,837	5,408,407
Net income	2,692,444	1,654,151	1,038,293
NTIC’s share of equity in income from joint ventures	1,346,658	828,631	518,027
NTIC’s dividends received from joint ventures	45,977	—	45,977

	Nine Months Ended May 31, 2023
	Total	EXCOR	All Other
Net sales	$76,525,427	$30,590,265	$45,935,162
Gross profit	30,223,623	14,539,314	15,684,309
Net income	7,308,398	4,761,608	2,546,790
NTIC’s share of equity in income from joint ventures	3,664,793	2,376,575	1,288,218
NTIC’s dividends received from joint ventures	3,510,716	2,459,500	1,051,216

7.         CORPORATE DEBT

On January 6, 2023, the Company entered into a Credit Agreement (the Credit Agreement) with JPMorgan Chase Bank, N.A. (JPM), which provides the Company with a senior secured revolving line of credit (the Credit Facility) of up to $10.0 million, which includes a $5.0 million sublimit for standby letters of credit. Borrowings of $1,988,380 and $3,600,000 were outstanding under the Credit Facility as of May 31, 2024 and August 31, 2023, respectively.

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

To secure the Credit Agreement, the Company assigned JPM a continuing security interest in all of its right, title and interest in collateral made up for the assets of the Company.

The Credit Agreement contains customary affirmative and negative covenants, including, among other matters, limitations on the Company’s ability to incur additional debt, grant liens, engage in certain business operations and transactions, make certain investments, modify its organizational documents or form any new subsidiaries, subject to certain exceptions. Further, the Credit Agreement contains a negative covenant that restricts the ability of the Company to redeem or repurchase its common stock or pay dividends if the result of which would cause an event of default under the Credit Agreement. The Credit Agreement also requires the Company to maintain a Fixed Charge Coverage Ratio of at least 1.25 to 1.00. The term “Fixed Charge Coverage Ratio” means the ratio, computed for the Company on a consolidated basis, of net income plus income tax expense, plus amortization expense, plus depreciation expense, plus interest expense, and plus dividends received from joint ventures, minus unfinanced capital expenditures and equity in income from joint ventures, all computed for the twelve month period then ending, to scheduled principal payments made, plus scheduled finance lease payments made, plus interest expense paid, plus income tax expense paid, and plus cash distributions and dividends paid, all computed for the same twelve month period then ending. The Company was in compliance with all covenants as of May 31, 2024.

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

On each of April 10, 2023 and May 30, 2023, the Company’s wholly-owned subsidiary in China, NTIC China, entered into a loan agreement with China Construction Bank Corporation.  Each term loan provided NTIC China with a RMB 10,000,000 (USD $1.45 million). Each of the term loans matures after one year with the principal due at that time, after which an extension of the loan agreement is required. Both term loans have an annual interest rate of 3.25% with interest due monthly. Both term loans are secured by an office building owned by NTIC China and the loan agreements contain certain financial and other covenants. The Company was in compliance with the covenants as of May 31, 2024. The current outstanding balance for both term loans was USD $2,762,049 as of May 31, 2024 and USD $2,757,176 as of August 31, 2023.

8.         STOCKHOLDERS’ EQUITY

During the nine months ended May 31, 2024, the Company’s Board of Directors declared cash dividends on the following dates in the following amounts to the following holders of the Company’s common stock:

Declaration Date	Amount	Record Date	Payable Date
October 18, 2023	$0.07	November 1, 2023	November 15, 2023
January 17, 2024	$0.07	January 31, 2024	February 14, 2024
April 17, 2024	$0.07	May 1, 2024	May 15, 2024

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

During the nine months ended May 31, 2024 and 2023, the Company repurchased no shares of its common stock.

The Company issued 3,496 and 3,620 shares of common stock on September 1, 2023 and 2022, respectively, under the Northern Technologies International Corporation Employee Stock Purchase Plan (ESPP). The Company issued 3,284 and 3,566 shares of common stock on March 1, 2024 and 2023, respectively, under the ESPP. The ESPP is compensatory for financial reporting purposes. As of May 31, 2024, 55,284 shares of common stock remained available for sale under the ESPP.

9.         NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share assumes the exercise of stock options using the treasury stock method, if dilutive.

The following is a reconciliation of the net income per share computation for the three and nine months ended May 31, 2024 and 2023:

	Three Months Ended		Nine Months Ended
Numerator:	May 31, 2024	May 31, 2023	May 31, 2024	May 31, 2023
Net income attributable to NTIC	$976,604	$1,059,590	$3,573,294	$1,973,329
Denominator:
Basic – weighted shares outstanding	9,431,134	9,369,923	9,432,684	9,355,776
Weighted shares assumed upon exercise of stock options	584,541	258,146	386,536	346,834
Diluted – weighted shares outstanding	10,015,674	9,628,069	9,819,220	9,702,610
Basic net income per share:	$0.10	$0.11	$0.38	$0.21
Diluted net income per share:	$0.10	$0.11	$0.36	$0.20

The dilutive impact summarized above relates to the periods when the average market price of the Company’s common stock exceeded the exercise price of the potentially dilutive option securities granted. Net income per common share was based on the weighted average number of common shares outstanding during the periods when computing basic net income per share. When dilutive, stock options are included as equivalents using the treasury stock market method when computing the diluted net income per share. Excluded from the computation of diluted net income per share for the three and nine months ended May 31, 2024 were options outstanding to purchase 305,514 shares of common stock. Excluded from the computation of diluted net income per share for the three and nine months ended May 31, 2023 were options outstanding to purchase 322,246 shares of common stock.

10.         STOCK-BASED COMPENSATION

A summary of stock option activities under the Northern Technologies International Corporation 2024 Stock Incentive Plan (the 2024 Plan), the Northern Technologies International Corporation Amended and Restated 2019 Stock Incentive Plan (the 2019 Plan) and the Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan (the 2007 Plan) is as follows:

	Number of Options Outstanding	Weighted Average Exercise Price
Outstanding as of August 31, 2023	1,557,131	$11.08
Granted	269,845	13.25
Exercised	(21,301)	9.04
Cancelled	—	—
Outstanding as of May 31, 2024	1,805,675	11,43
Exercisable as of May 31, 2024	1,350,643	$10.88

The weighted average per share fair value of options granted during the nine months ended May 31, 2024 and 2023 was $4.88 and $4.87, respectively. The weighted average remaining contractual life of the options outstanding as of May 31, 2024 and 2023 was 6.11 years and 6.16 years, respectively.

The Company recognized compensation expense of $343,148 and $1,038,022 and $331,303 and $998,311 during the three and nine months ended May 31, 2024 and 2023, respectively. As of May 31, 2024, there was $1,345,262 of unrecognized compensation expense. The amount is expected to be recognized over a period of 2.25 years.

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

The following table sets forth the Company’s net sales for the three and nine months ended May 31, 2024 and 2023 by segment:

	Three Months Ended		Nine Months Ended
	May 31, 2024	May 31, 2023	May 31, 2024	May 31, 2023
ZERUST® net sales	$14,837,235	$16,100,674	$45,461,075	$45,929,422
Natur-Tec® net sales	5,848,962	4,869,052	16,249,335	13,263,895
Total net sales	$20,686,197	$20,969,726	$61,710,410	$59,193,317

The following table sets forth the Company’s cost of goods sold for the three and nine months ended May 31, 2024 and 2023 by segment:

	Three Months Ended				Nine Months Ended
	May 31, 2024	% of Product Sales*	May 31, 2023	% of Product Sales*	May 31, 2024	% of Product Sales*	May 31, 2023	% of Product Sales*
Direct cost of goods sold
ZERUST®	8,168,215	55.1%	$9,116,091	56.6%	$24,994,401	55.0%	$26,410,796	57.5%
Natur-Tec®	3,768,921	64.4%	3,576,676	73.5%	10,566,223	65.0%	10,078,385	76.0%
Indirect cost of goods sold	855,967	—	697,106	—	2,583,254	—	2,468,091	—
Total net cost of goods sold	$12,793,103		$13,389,873		$38,143,878		$38,957,272

______________________________

*   The percent of product sales is calculated by dividing the direct cost of goods sold for each individual segment category by the net sales for each segment category.

The Company utilizes product net sales and direct and indirect cost of goods sold for each product in reviewing the financial performance of a product type. Further allocation of Company expenses or assets, aside from amounts presented in the tables above, is not utilized in evaluating product performance, nor does such allocation occur for internal financial reporting.

Geographic Information

Net sales by geographic location for the three and nine months ended May 31, 2024 and 2023 were as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2024	2023	2024	2023
Inside the U.S.A. to unaffiliated customers	$7,086,859	$7,729,820	$21,160,095	$21,958,978
Outside the U.S.A. to:
Joint ventures in which the Company is a shareholder directly and indirectly	441,067	732,437	1,904,444	2,895,665
Unaffiliated customers	13,158,272	12,507,469	38,645,871	34,338,674
	$20,686,197	$20,969,726	$61,710,410	$59,193,317

Net sales by geographic location are based on the location of the customer.

Fees for services provided to joint ventures by geographic location as a percentage of total fees for services provided to joint ventures during the three and nine months ended May 31, 2024 and 2023 were as follows:

	Three Months Ended
	May 31, 2024	% of Total Fees for Services Provided to Joint Ventures	May 31, 2023	% of Total Fees for Services Provided to Joint Ventures
Poland	$213,102	17.6%	$224,288	16.5%
Germany	205,853	17.0%	209,398	15.4%
Japan	118,606	9.8%	152,593	11.2%
Sweden	110,542	9.1%	144,981	10.7%
Czech Republic	101,111	8.3%	99,089	7.3%
Finland	97,437	8.0%	103,879	7.6%
United Kingdom	96,872	8.0%	83,586	6.1%
Thailand	77,206	6.4%	82,725	6.1%
South Korea	58,732	4.8%	61,668	4.5%
France	47,206	3.9%	128,149	9.4%
Other	85,830	7.1%	70,953	5.2%
	$1,212,497	100.0%	$1,361,311	100.0%

	Nine Months Ended
	May 31, 2024	% of Total Fees for Services Provided to Joint Ventures	May 31, 2023	% of Total Fees for Services Provided to Joint Ventures
Poland	$628,905	16.7%	$610,911	16.1%
Germany	618,236	16.4%	606,189	16.0%
Japan	366,682	9.7%	454,308	12.0%
France	364,348	9.7%	356,444	9.4%
Sweden	324,062	8.6%	358,032	9.4%
Finland	296,929	7.9%	285,931	7.5%
Czech Republic	263,712	7.0%	270,422	7.1%
Thailand	246,908	6.6%	257,282	6.8%
United Kingdom	215,123	5.7%	206,925	5.5%
South Korea	197,070	5.2%	190,866	5.0%
Other	242,540	6.4%	198,552	5.2%
	$3,764,514	100.0%	$3,795,862	100.0%

The geographical distribution of total property and equipment and net sales is as follows:

	At May 31, 2024	At August 31, 2023
China	$5,575,097	$5,729,080
Other	1,061,309	745,469
United States	9,042,166	7,590,805
Total property and equipment, net	$15,678,572	$14,065,354

	Three Months Ended		Nine Months Ended
	May 31, 2024	May 31, 2023	May 31, 2024	May 31, 2023
China	$3,540,570	$3,318,373	$10,674,939	$9,936,808
Brazil	1,508,680	1,488,510	4,365,170	4,062,718
India	5,814,829	5,145,423	16,401,624	14,356,708
Other	2,735,259	3,287,600	9,108,583	8,878,105
United States	7,086,859	7,729,820	21,160,095	21,958,978
Total net sales	$20,686,197	$20,969,726	$61,710,410	$59,193,317

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

12.         COMMITMENTS AND CONTINGENCIES

Concentrations

Two joint ventures (consisting of the Company’s joint ventures in Korea and Thailand) accounted for 54.8% of the Company’s trade joint venture receivables as of May 31, 2024, and two joint ventures (consisting of the Company’s joint ventures in South Korea and Thailand) accounted for 65.1% of the Company’s trade joint venture receivables as of May 31, 2023.

Legal Matters

From time to time, the Company is subject to various other claims and legal actions in the ordinary course of its business. The Company records a liability in its consolidated financial statements for costs related to claims, including future legal costs, settlements and judgments, where the Company has assessed that a loss is probable and an amount could be reasonably estimated. If the reasonable estimate of a probable loss is a range, the Company records the most probable estimate of the loss or the minimum amount when no amount within the range is a better estimate than any other amount. The Company discloses a contingent liability even if the liability is not probable or the amount is not estimable, or both, if there is a reasonable possibility that material loss may have been incurred. In the opinion of management, as of May 31, 2024, the amount of liability, if any, with respect to these matters, individually or in the aggregate, will not materially affect the Company’s consolidated results of operations, financial position or cash flows.

13.         SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information consisted of:

	Three Months Ended		Nine Months Ended
	May 31, 2024	May 31, 2023	May 31, 2024	May 31, 2023
Cash paid for interest	$59,939	$136,168	$248,835	$342,643

14.         INCOME TAXES

Income tax expense for the three and nine months ended May 31, 2024 was $332,400 and $848,391, respectively, compared to $542,295 and $834,823, respectively, for the three and nine months ended May 31, 2023. The expense was largely due to foreign operations. The Company has federal and state tax credit carry forwards, net operating loss carry forwards and foreign tax carry forwards. The Company has recorded a full valuation allowance against the U.S. deferred tax assets as of May 31, 2024 and August 31, 2023.

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

Highlights of NTIC’s financial results for the three and nine months ended May 31, 2024 include the following, with increases or decreases in each case as compared to the respective prior fiscal year quarterly period:

●

NTIC’s consolidated net sales decreased 1.4% during the three months ended May 31, 2024 compared to the three months ended May 31, 2023 primarily due to decreases in demand for ZERUST® products. NTIC’s consolidated net sales increased 4.3% during the nine months ended May 31, 2024 compared to the nine months ended May 31, 2023 primarily as a result of an increase in sales and demand for Natur-Tec® partially offset by decreases in ZERUST® products. During the nine months ended May 31, 2024, 73.7% of NTIC’s consolidated net sales were derived from sales of ZERUST® products and services, and 26.3% of NTIC’s consolidated net sales were derived from sales of Natur-Tec® products.

●

Cost of goods sold as a percentage of net sales decreased to 61.8% during each of the three and nine months ended May 31, 2024, respectively, compared to 63.9% and 65.8% during the three and nine months ended May 31, 2023, respectively, primarily as a result of lower raw material prices overall and savings associated with the insourcing of various finished goods production.

●

NTIC’s contribution from joint ventures operations decreased 3.6% and 0.3% during the three and nine months ended May 31, 2024 to $2,609,228 and 7,441,476 compared to $2,707,969 and 7,460,655 during the three and nine months ended May 31, 2023 primarily due to a decrease in net income at NTIC’s joint venture in Germany, partially offset by increases at the majority of the other joint ventures. Net sales at the joint ventures decreased 2.7% and 5.1% to $25,602,072 and $72,642,714 during the three and nine months ended May 31, 2024, respectively, compared to $26,312,548 and $76,525,427 during the three and nine months ended May 31, 2023, respectively.

●

NTIC’s total operating expenses increased 7.1% and 7.3% to $8,978,405 and $25,901,387 during the three and nine months ended May 31, 2024, respectively, compared to $8,381,236 and $24,146,982 for the three and nine months ended May 31, 2023, respectively. These increases were primarily due to increased personnel expenses, including new hires, benefits and travel.

●

NTIC incurred net income attributable to NTIC of $976,604, or $0.10 per diluted common share, for the three months ended May 31, 2024, compared to $1,059,590, or $0.11 per diluted common share, for the three months ended May 31, 2023. NTIC incurred net income attributable to NTIC of $3,573,294, or $0.36 per diluted common share, for the nine months ended May 31, 2024, compared to $1,973,329, or $0.20 per diluted common share, for the nine months ended May 31, 2023.

Results of Operations

The following table sets forth NTIC’s results of operations for the three and nine months ended May 31, 2024 and 2023.

	Three Months Ended May 31,
	2024	% of Net Sales	2023	% of Net Sales	$ Change	% Change
Net sales	$20,686,197	100.0%	$20,969,726	100.0%	$(283,529)	(1.4%	)
Cost of goods sold	12,793,103	61.8%	13,389,873	63.9%	(596,770)	(4.5%	)
Equity in income from joint ventures	1,396,731	n/a	1,346,658	n/a	50,073	3.7%
Fees for services provided to joint ventures	1,212,497	n/a	1,361,311	n/a	(148,814)	(10.9%	)
Selling expenses	4,232,887	20.5%	3,893,152	18.6%	339,735	8.7%
General and administrative expenses	3,500,113	16.9%	3,205,645	15.3%	294,468	9.2%
Research and development expenses	1,245,405	6.0%	1,282,439	6.1%	(37,034)	(2.9%	)

	Nine Months Ended May 31,
	2024	% of Net Sales	2023	% of Net Sales	$ Change	% Change
Net sales	$61,710,410	100.0%	$59,193,317	100.0%	$2,517,093	4.3%
Cost of goods sold	38,143,878	61.8%	38,957,272	65.8%	(813,394)	(2.1% )
Equity in income from joint ventures	3,676,962	n/a	3,664,793	n/a	12,169	0.3%
Fees for services provided to joint ventures	3,764,514	n/a	3,795,862	n/a	(31,348)	(0.8% )
Selling expenses	12,053,839	19.5%	10,996,303	18.6%	1,057,536	9.6%
General and administrative expenses	10,253,966	16.6%	9,470,433	16.0%	783,533	8.3%
Research and development expenses	3,593,582	5.8%	3,680,246	6.2%	(86,664)	(2.4% )

Net Sales. NTIC’s consolidated net sales decreased 1.4% during the three months ended May 31, 2024 compared to the three months ended May 31, 2023 primarily due to decreases in demand for ZERUST® products. NTIC’s consolidated net sales increased 4.3% during the three months ended May 31, 2024 compared to the three and nine months ended May 31, 2023. This increase was primarily as a result of an increase in sales and demand for Natur-Tec® partially offset by decreases in ZERUST® products.

The following table sets forth NTIC’s net sales by product segment for the three and nine months ended May 31, 2024 and 2023:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2024	2023	2024	2023
Total ZERUST® sales	14,837,235	16,100,674	45,461,075	45,929,422
Total Natur-Tec® sales	5,848,962	4,869,052	16,249,335	13,263,895
Total net sales	$20,686,197	$20,969,726	$61,710,410	$59,193,317

During the three and nine months ended May 31, 2024, 71.7% and 73.7% of NTIC’s consolidated net sales, respectively, were derived from sales of ZERUST® products and services, which decreased 7.8% and 1.0% to $14,837,235 and $45,461,075, respectively, compared to $16,100,674 and $45,929,422 during the three and nine months ended May 31, 2023, respectively. These increases were primarily a result of decreased demand in North America of both ZERUST® industrial and ZERUST® oil and gas products.

The following table sets forth NTIC’s net sales of ZERUST® products for the three and nine months ended May 31, 2024 and 2023:

	Three Months Ended May 31,
	2024	2023	$ Change	% Change
ZERUST® industrial net sales	$13,477,181	$14,103,292	$(626,111)	(4.4%	)
ZERUST® oil & gas net sales	1,360,054	1,997,382	(637,328)	(31.9%	)
Total ZERUST® net sales	$14,837,235	$16,100,674	$(1,263,439)	(7.8%	)

	Nine Months Ended May 31,
	2024	2023	$ Change	% Change
ZERUST® industrial net sales	$40,431,379	$40,504,908	$(73,529)	(0.2%	)
ZERUST® oil & gas net sales	5,029,696	5,424,514	(394,818)	(7.3%	)
Total ZERUST® net sales	$45,461,075	$45,929,422	$(468,347)	(1.0%	)

NTIC’s total ZERUST® net sales decreased during the three and nine months ended May 31, 2024, compared to the prior fiscal year periods, primarily due to decreased demand in North American both ZERUST® industrial business and ZERUST® oil and gas business. Overall, demand for ZERUST® products and services depends heavily on the overall health of the markets in which NTIC sells its products, including the automotive, oil and gas, agriculture, and mining markets, in particular.

ZERUST® oil and gas net sales decreased 31.9% and 7.3% during the three and nine months ended May 31, 2023 compared to the prior fiscal year periods primarily as a result of decreased demand in markets in which NTIC sells its products and the timing of delivery of products. NTIC anticipates that its sales of ZERUST® products and services to the oil and gas industry will continue to remain subject to significant volatility from quarter to quarter as sales are recognized. Demand for oil and gas products around the world depends primarily on market acceptance and the reach of NTIC’s distribution network. Because of the typical size of individual orders and overall size of NTIC’s net sales derived from sales of oil and gas products, the timing of one or more orders can materially affect NTIC’s quarterly sales compared to prior fiscal year quarters.

During the three and nine months ended May 31, 2024, 28.3% and 26.3% of NTIC’s consolidated net sales, respectively, were derived from sales of Natur-Tec® products, compared to 23.2% and 22.4% during the three and nine months ended May 31, 2023, respectively. Sales of Natur-Tec® products increased 20.1% and 22.5% to $5,848,962 and $16,249,335 during the three and nine months ended May 31, 2024, respectively, compared to $4,869,052 and $13,263,895 during the three and nine months ended May 31, 2023, respectively, as a result of increased global demand. The demand for Natur-Tec® products in most markets has returned to pre-pandemic levels; however, there are lingering effects of COVID-19 in the apparel industry as well as corporate office complexes.

Cost of Goods Sold. Cost of goods sold decreased 4.5% and 2.1% for the three and nine months ended May 31, 2024, respectively, compared to the three and nine months ended May 31, 2023 primarily as a result of lower raw material prices overall. Cost of goods sold as a percentage of net sales decreased to 61.8% for each of the three and nine months ended May 31, 2024, compared to 63.9% and 65.8% during the three and nine months ended May 31, 2023, respectively, primarily as a result of these lower raw material prices and the insourcing of various finished goods production. NTIC has taken certain actions to address inflationary pressures and pass on related cost increases to its customers and some improvements from these actions, as well as improvements in gross margin, were realized during the nine months ended May 31, 2024.

Equity in Income from Joint Ventures. NTIC’s equity in income from joint ventures increased 3.7% and 0.3% during the three and nine months ended May 31, 2024 to $1,396,731 and 3,676,962, respectively, compared to $1,346,658 and 3,664,793, respectively, primarily due to efforts to enhance profitability at the Company’s joint ventures, partially offset by a decrease in net income at NTIC’s joint venture in Germany. NTIC’s equity in income from joint ventures fluctuates based on net sales and profitability of the joint ventures during the respective periods. Of the total equity in income from joint ventures, NTIC had equity in income from joint ventures of $2,015,734 attributable to EXCOR during the nine months ended May 31, 2024, compared to $2,376,575 attributable to EXCOR during the nine months ended May 31, 2023. These decreases were primarily a result of a decrease in net sales by EXCOR compared to the same prior year fiscal periods, primarily due to the loss of a customer and softer demand within the region related to higher energy prices and other externalities linked to the war between Ukraine and Russia. NTIC had equity in income from all other joint ventures of $1,661,227 during the nine months ended May 31, 2024, compared to $1,288,218 during the nine months ended May 31, 2023.

Fees for Services Provided to Joint Ventures. NTIC recognized fee income for services provided to joint ventures of $1,212,497 and $3,764,514 during the three and nine months ended May 31, 2024, respectively, compared to $1,361,311 and $3,795,862 during the three and nine months ended May 31, 2023, respectively, representing decreases of 10.9% and 0.8%, respectively. Fee income for services provided to joint ventures is traditionally a function of the sales made by NTIC’s joint ventures; however, at various joint ventures, the fee income for services is a fixed amount that does not fluctuate with the change in sales that was experienced by certain joint ventures during the three and nine months ended May 31, 2024. Total net sales of NTIC’s joint ventures decreased 2.7% and 5.1% to $25,602,072 and $72,642,714 during the three and nine months ended May 31, 2024, respectively, compared to $26,312,548 and $76,525,427 during the three and nine months ended May 31, 2023, respectively. These decreases were primarily a result of decreased demand during the three and nine months ended May 31, 2024 at NTIC’s joint venture in Germany primarily due to the loss of a customer and softer demand within the region, as described above. Net sales of NTIC’s joint ventures are not included in NTIC’s product sales and are not included in NTIC’s consolidated financial statements. Of the total fee income for services provided to joint ventures, fees of $618,236 were attributable to EXCOR during the nine months ended May 31, 2024, compared to $606,189 attributable to EXCOR during the nine months ended May 31, 2023.

Selling Expenses. NTIC’s selling expenses increased 8.7% and 9.6% for the three and nine months ended May 31, 2024, respectively, compared to the same respective periods in fiscal 2023 primarily due to an increase in personnel expense during the current fiscal year period compared to the same prior fiscal year periods. Selling expenses as a percentage of net sales increased to 20.5% and 19.5% for the three and nine months ended May 31, 2024, respectively, from 18.6% and 18.6% for the three and nine months ended May 31, 2023, respectively, primarily due to the increased selling expenses as noted above.

General and Administrative Expenses. NTIC’s general and administrative expenses increased 9.2% and 8.3% for the three and nine months ended May 31, 2024, respectively, compared to the same respective periods in fiscal 2023 primarily due to increased professional services and travel and personnel expenses during the current fiscal year periods compared to the same prior fiscal year periods. As a percentage of net sales, general and administrative expenses increased to 16.9% and 16.6% for the three and nine months ended May 31, 2024, respectively, from 15.3% and 16.0% for the same respective periods in fiscal 2023 primarily due to the changes in general and administrative expenses, as noted above.

Research and Development Expenses. NTIC’s research and development expenses decreased 2.9% and 2.4% for the three and nine months ended May 31, 2024, respectively, compared to the same respective periods in fiscal 2023 primarily due to the timing of expenses incurred and changes in expenses associated with development efforts.

Interest Income. NTIC’s interest income increased to $23,744 and $99,396 during the three and nine months ended May 31, 2024, respectively, compared to $8,876 and $18,495 during the three and nine months ended May 31, 2023, respectively, primarily due to changes in the invested cash balances at subsidiaries.

Interest Expense. NTIC’s interest expense decreased to $59,939 and $248,835 during the three and nine months ended May 31, 2024, respectively compared $136,168 and $342,643 during the three and nine months ended May 31, 2023, respectively, primarily due to decreased outstanding borrowings during the current fiscal year periods.

Income Before Income Tax Expense. NTIC had income before income tax expense of $1,487,722 and $4,957,182 for the three and nine months ended May 31, 2024, respectively, compared to $1,779,294 and $3,225,570 for the three and nine months ended May 31, 2023, respectively.

Income Tax Expense. Income tax expense was $332,400 and $848,391 for the three and nine months ended May 31, 2024, respectively, compared to $542,295 and $834,823 during the three and nine months ended May 31, 2023, respectively. Income tax expense was calculated based on management’s estimate of NTIC’s annual effective income tax rate.

NTIC considers the earnings of certain foreign joint ventures to be indefinitely invested outside the United States on the basis of estimates that NTIC’s future domestic cash generation will be sufficient to meet future domestic cash needs. As a result, U.S. income and foreign withholding taxes have not been recognized on the cumulative undistributed earnings of $23,645,685 and $20,493,861 as of May 31, 2024 and August 31, 2023, respectively. To the extent undistributed earnings of NTIC’s joint ventures are distributed in the future, they are not expected to result in any material additional income tax liability after the application of foreign tax credits.

Net Income Attributable to NTIC. Net income attributable to NTIC decreased to $976,604, or $0.10 per diluted common share, for the three months ended May 31, 2024, compared to $1,059,590, or $0.11 per diluted common share, for the three months ended May 31, 2023. Net income attributable to NTIC increased to $3,573,294, or $0.36 per diluted common share, for the nine months ended May 31, 2024, compared to $1,973,329, or $0.20 per diluted common share, for the nine months ended May 31, 2023. These increases were primarily due to the increase in gross profit, partially offset by the increase in operating expenses.

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

Other Comprehensive Income – Foreign Currency Translations Adjustment. The changes in the foreign currency translations adjustment were due to the fluctuation of the U.S. dollar compared to the Euro and other foreign currencies during the three and nine months ended May 31, 2024 compared to the same respective periods in fiscal 2023.

Liquidity and Capital Resources

Sources of Cash and Working Capital. NTIC’s working capital, defined as current assets less current liabilities, was $23,178,836 as of May 31, 2024, including $5,794,824 in cash and cash equivalents, compared to $22,950,184 as of August 31, 2023, including $5,406,173 in cash and cash equivalents.

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

NTIC also expects to use some of its capital resources to acquire remaining ownership interests of joint ventures not owned by NTIC as they become available or appropriate and for the formation of one or more new subsidiaries to assume the operations of a joint venture. Some of these joint venture transitions may materially impact NTIC’s results of operations for a particular reporting period.

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

Credit Agreement with JPMorgan Chase Bank, N.A. On January 6, 2023, NTIC entered into a Credit Agreement (the Credit Agreement) with JPMorgan Chase Bank, N.A. (JPM), which provides NTIC with a senior secured revolving line of credit (the Credit Facility) of up to $10.0 million, which includes a $5.0 million sublimit for standby letters of credit. Borrowings of $1,988,380 and $3,600,000 were outstanding under the Credit Facility as of May 31, 2024 and August 31, 2023, respectively.

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

To secure the Credit Agreement, the Company assigned JPM a continuing security interest in all of its right, title and interest in collateral made up for the assets of the Company.

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

The Credit Agreement also contains customary events of default, including, without limitation, payment defaults, material inaccuracy of representations and warranties, covenant defaults, bankruptcy and insolvency proceedings, cross-defaults to certain other agreements, breach of any financial covenant and change of control. Upon the occurrence and during the continuance of any event of default, JPM may accelerate the payment of the obligations thereunder and exercise various other customary default remedies. As of May 31, 2024, NTIC was in compliance with all debt covenants under the Credit Agreement.

Other Credit Arrangements. On each of April 10, 2023 and May 30, 2023, the Company’s wholly-owned subsidiary in China, NTIC China, entered into a loan agreement with China Construction Bank Corporation.  Each term loan provided NTIC China with a RMB 10,000,000 (USD $1.45 million). Each of the term loans matures after one year with the principal due at that time, after which an extension of the loan agreement is required. Both term loans have an annual interest rate of 3.25% with interest due monthly. Both term loans are secured by an office building owned by NTIC China and the loan agreements contain certain financial and other covenants. NTIC was in compliance with the covenants as of May 31, 2024. The current outstanding balance for both term loans was USD $2,762,049 as of May 31, 2024 and USD $2,757,176 as of August, 31, 2023.

Uses of Cash and Cash Flow. Net cash provided by operating activities during the nine months ended May 31, 2024 was $7,583,904, which resulted principally from NTIC’s net income, dividends received from joint ventures, dividend receivables from joint ventures, depreciation and amortization expense, and stock-based compensation, partially offset by equity in income from joint ventures. Net cash provided by operating activities during the nine months ended May 31, 2023 was $3,505,803, which resulted principally from NTIC’s net income, dividends received from joint ventures, depreciation and amortization expense, and stock-based compensation, partially offset by equity in income from joint ventures.

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

NTIC experienced a decrease in trade receivables as of May 31, 2024, compared to August 31, 2023. Trade receivables, excluding joint ventures, as of May 31, 2024, decreased $1,270,274, compared to August 31, 2023, primarily related to the timing of collections.

Outstanding trade receivables, excluding joint ventures balances, decreased an average of 5 days to an average of 66 days from balances outstanding from these customers as of May 31, 2024 from an average of 71 days as of August 31, 2023.

Outstanding trade receivables from joint ventures as of May 31, 2024 increased $416,419, compared to August 31, 2023, primarily due to the timing of payments and orders. Outstanding balances from trade receivables from joint ventures increased an average of 93 days to an average of 127 days from balances outstanding from these customers as of May 31, 2024 from an average of 34 days as of August 31, 2023. The average days outstanding of trade receivables from joint ventures as of May 31, 2024 were primarily due to the receivables balances at Thailand and South Korea.

Outstanding receivables for services provided to joint ventures as of May 31, 2024 decreased $34,441, compared to August 31, 2023, and the average days to pay decreased an average of 11 day to an average of 96 days from an average of 86 days as of August 31, 2023.

Net cash used in investing activities for the nine months ended May 31, 2024 and 2023 was $2,601,176 and $2,678,748, respectively, which was primarily the result of the purchases of property and equipment, and investments in patents.

Net cash used in financing activities for the nine months ended May 31, 2024 was $4,587,474, which resulted from dividends paid to shareholders, the repayment of borrowings under the line of credit, and dividends received by non-controlling interest, partially offset by proceeds from NTIC’s employee stock purchase plan. Net cash provided by financing activities for the nine months ended May 31, 2023 was $81,773, which resulted from borrowings under the line of credit and term loan and proceeds from the exercise of stock options and NTIC’s employee stock purchase plan, partially offset by dividends paid on NTIC common stock and dividends received by non-controlling interest.

Share Repurchase Plan. On January 15, 2015, NTIC’s Board of Directors authorized the repurchase of up to $3,000,000 in shares of NTIC common stock through open market purchases or unsolicited or solicited privately negotiated transactions. This program has no expiration date but may be terminated by NTIC’s Board of Directors at any time. No repurchases occurred during the nine months ended May 31, 2024. As of May 31, 2024, up to $2,640,548 in shares of NTIC common stock remained available for repurchase under NTIC’s stock repurchase program.

Cash Dividends. During the nine months ended May 31, 2024, NTIC’s Board of Directors declared cash dividends on the following dates in the following amounts to the following holders of NTIC’s common stock:

Declaration Date	Amount	Record Date	Payable Date
October 18, 2023	$0.07	November 1, 2023	November 15, 2023
January 17, 2024	$0.07	January 31, 2024	February 14, 2024
April 17, 2024	$0.07	May 1, 2024	May 15, 2024

During the nine months ended May 31, 2023, NTIC’s Board of Directors declared cash dividends on the following dates in the following amounts to the following holders of NTIC’s common stock:

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

Capital Expenditures and Commitments. NTIC spent $2,515,248 on capital expenditures during the nine months ended May 31, 2024, which related primarily to facility improvements to the warehouse facility NTIC purchased during fiscal 2023 and the installation of a new Enterprise Resource Planning (ERP) software system and associated equipment. NTIC expects to spend an aggregate of approximately $600,000 to $1,100,000 on capital expenditures during fiscal 2024, which it expects will relate primarily to the installation of new Enterprise Resource Planning (ERP) software system and the purchase of new equipment and facility improvements.

Inflation and Seasonality

Although inflation in the United States and abroad historically has had little effect on NTIC, inflationary pressures adversely affected NTIC’s gross margins during the third quarter of fiscal 2024.  NTIC believes there is some seasonality in its business. NTIC’s net sales in the second fiscal quarter are typically adversely affected by the long Chinese New Year, the North American holiday season and overall less corrosion taking place at lower winter temperatures worldwide.

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

Any outstanding advances under NTIC’s Credit Facility with JPM bear interest at a floating rate, at the option of NTIC, equal to either the CB Floating Rate or the Adjusted SOFR Rate, as defined above. Borrowings of $1,988,380 were outstanding under the Credit Facility as of May 31, 2024.

Both term loans undertaken by NTIC China with China Construction Bank Corporation have an annual interest rate of 3.25% with interest due monthly. The current outstanding balance as of May 31, 2024 for both term loans is USD $2,762,049.

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

With respect to interest rate risk, any outstanding advances under NTIC’s Credit Facility with JPM bear interest at a floating rate, at the option of NTIC, equal to either the CB Floating Rate or the Adjusted SOFR Rate, as defined above. Borrowings of $1,988,380 were outstanding under the Credit Facility as of May 31, 2024. Both term loans undertaken by NTIC China with China Construction Bank Corporation have an annual interest rate of 3.25% with interest due monthly. The current outstanding balance as of May 31, 2024 for both term loans is USD $2,762,049.

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

Changes in Internal Control over Financial Reporting

Other than the remediation steps discussed above, there was no change in NTIC’s internal control over financial reporting that occurred during the quarter ended May 31, 2024 that has materially affected or is reasonably likely to materially affect NTIC’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

See Note 12 to NTIC’s consolidated financial statements in Part I. Item 1. Financial Statements of this report.

ITEM 1A.         RISK FACTORS

Although Item 1A. is inapplicable to NTIC as a smaller reporting company, NTIC hereby discloses the following new risk factor:

The installation of a new Enterprise Resource Planning (ERP) software system and related equipment could cause disruption to NTIC’s business, and NTIC may not be able to effectively realize the benefits of this new system.

NTIC is installing a new Enterprise Resource Planning (ERP) software system and related equipment in order to support its future growth and more fully optimize its existing processes. The implementation of a new ERP software system may prove to be more difficult, costly or time-consuming than expected, and it is possible that the system will not yield the anticipated benefits. Any disruptions, delays or deficiencies related to the new ERP software system could materially impact NTIC’s operations and its ability to manage inventory, fulfill obligations to customers or otherwise operate its business. In addition, implementation of a new ERP system will require significant resources, including the time and attention of NTIC’s management, in order to fully realize the anticipated benefits.

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Equity Securities

During the three months ended May 31, 2024, NTIC did not issue any shares of its common stock or other equity securities of NTIC that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

The following table shows NTIC’s third quarter of fiscal 2024 stock repurchase activity.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
March 1, 2024 through March 31, 2024	0	$0	0	(1)
April 1, 2024 through April 30, 2024	0	$0	0	(1)
May 1, 2024 through May 31, 2024	0	$0	0	(1)
Total	0	$0	0	(1)(2)

_______________________

(1)	On January 15, 2015, NTIC’s Board of Directors authorized the repurchase of up to $3,000,000 in shares of NTIC common stock through open market purchases or unsolicited or solicited privately negotiated transactions. This program has no expiration date but may be terminated by NTIC’s Board of Directors at any time.
(2)	As of May 31, 2024, up to $2,640,548 in shares of NTIC common stock remained available for repurchase under NTIC’s stock repurchase program.

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.         MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.         OTHER INFORMATION

During the three months ended May 31, 2024, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of SEC Regulation S-K.

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

101

The following materials from NTIC’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2024, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Comprehensive Income, (iv) the unaudited Consolidated Statements of Equity, (v) the unaudited Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements (filed herewith)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

/s/ Matthew C. Wolsfeld
Date: July 11, 2024	Matthew C. Wolsfeld, CPA
Chief Financial Officer
(Principal Financial and Accounting Officer and
Duly Authorized to Sign on Behalf of the Registrant)